Form 10-Q
period 2004-06-30
REGIONS FINANCIAL CORP
filed 2004-08-06
CIK 1281761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2004
or
[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ____________________ to ____________________

Commission File Number:	0-6159

Regions Financial Corporation

(Exact name of registrant as specified in its charter)

Delaware	63-0589368

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

417 North 20th Street Birmingham, Alabama	35203

(Address of principal executive offices)	(Zip code)

(205) 944-1300

(Registrant's telephone number, including area code)

NOT APPLICABLE

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X]	Yes	[ ]	No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

[X]	Yes	[ ]	No

The number of shares outstanding of each of the issuer's classes of common stock was 462,087,768 shares of common stock, par value $.01, outstanding as of July 31, 2004.

	REGIONS FINANCIAL COPORATION

	INDEX

		Page Number
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Consolidated Statements of Condition -
	June 30, 2004, December 31, 2003
	and June 30, 2003	4

	Consolidated Statements of Income -
	Six months and three months ended
	June 30, 2004 and June 30, 2003	5

	Consolidated Statement of Stockholders' Equity -
	Six months ended June 30, 2004	6

	Consolidated Statements of Cash Flows -
	Six months ended June 30, 2004 and
	June 30, 2003	7

	Notes to Consolidated Financial Statements	8

Item 2.	Management's Discussion and Analysis of
	Financial Condition and Results of Operations	21

Item 3.	Qualitative and Quantitative Disclosures about
	Market Risk	48

Item 4.	Controls and Procedures	48

PART II.	OTHER INFORMATION

Item 2.	Issuer Purchase of Equity Securities	48

Item 4.	Submission of Matters to a Vote of Security Holders	49

Item 6.	Exhibits and Reports on Form 8-K	49-50

SIGNATURES		51

Forward Looking Statements

This Quarterly Report on Form 10-Q, other periodic reports filed by Regions Financial Corporation ("Regions") under the Securities Exchange Act of 1934, as amended, and any other written or oral statements made by or on behalf of Regions may include forward looking statements which reflect Regions' current views with respect to future events and financial performance. Such forward-looking statements are made in good faith by Regions pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements are based on current expectations and general assumptions and are subject to various risks, uncertainties, and other factors that may cause actual results to differ materially from the views, beliefs, and projections expressed in such statements. These risks, uncertainties and other factors include, but are not limited to, those described below.

Some factors are specific to Regions, including:

    The cost and other effects of material contingencies, including litigation contingencies.
    Regions' ability to expand into new markets and to maintain profit margins in the face of pricing pressures.
    Regions' ability to keep pace with technological changes.
    Regions' ability to develop competitive new products and services in a timely manner and the acceptance of such products and services by Regions' customers and potential customers.
    Regions' ability to effectively manage interest rate risk and other market risk, credit risk and operational risk.
    Regions' ability to manage fluctuations in the value of assets and liabilities and off-balance sheet exposure so as to maintain sufficient capital and liquidity to support Regions' business.
    Regions' ability to achieve the earnings expectations related to the businesses that were acquired or that may be acquired in the future, which in turn depends on a variety of factors, including:
      Regions' ability to achieve the anticipated cost savings and revenue enhancements with respect to the acquired operations;
      the assimilation of the acquired operations to Regions' corporate culture, including the ability to instill Regions' credit practices and efficient approach to the acquired operations; and
      the continued growth of the markets that the acquired entities serve, consistent with recent historical experience.

Other factors which may affect Regions apply to the financial services industry more generally, including:

    Further easing of restrictions on participants in the financial services industry, such as banks, securities brokers and dealers, investment companies and finance companies, may increase competitive pressures.
    Possible changes in interest rates may increase funding costs and reduce earning asset yields, thus reducing margins.
    Possible changes in general economic and business conditions in the United States and the South in general and in the communities Regions serves in particular may lead to a deterioration in credit quality, thereby increasing provisioning costs, or a reduced demand for credit, thereby reducing earning assets.
    The threat or occurrence of war or acts of terrorism and the existence or exacerbation of general geopolitical instability and uncertainty.
    Possible changes in trade, monetary and fiscal policies, laws, and regulations, and other activities of governments, agencies, and similar organizations, including changes in accounting standards, may have an adverse effect on business.
    Possible changes in consumer and business spending and saving habits could affect Regions' ability to increase assets and to attract deposits.

In addition, statements made in this Quarterly Report on Form 10-Q, other periodic reports filed by Regions under the Exchange Act, and other written or oral statements made by or on behalf of Regions may include forward looking statements relating to the benefits of the merger between Regions and Union Planters Corporation, including future financial and operating results, and Regions' and Union Planters' plans, objectives, expectations and intentions. Such statements involve risks and uncertainties that may cause results to differ materially from those set forth in these statements.

The following factors, among those addressed above and others, could cause actual results to differ materially from those set forth in such forward-looking statements:

    The level and timeliness of realization, if any, of expected cost savings and revenue synergies from the merger.
    Difficulties related to the integration of the businesses of Regions and Union Planters, including integration of information systems and retention of key personnel.
    Disruption from the merger may make it more difficult to maintain relationships with clients, employees or suppliers.
    A materially adverse change in the financial condition of Regions, Union Planters or the combined company.
    Lower than expected revenues following the merger.
    Other difficulties in effecting the merger.

The words "believe," "expect," "anticipate," "project," and similar expressions signify forward-looking statements. Readers are cautioned not to place undue reliance on any forward-looking statements made by or on behalf of Regions. Any such statement speaks only as of the date the statement was made. Regions undertakes no obligation to update or revise any forward-looking statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION
(DOLLAR AMOUNTS IN THOUSANDS) (UNAUDITED)
	June 30,	December 31,	June 30,
ASSETS	2004	2003	2003

Cash and due from banks	$ 1,254,432	$ 1,255,853	$ 1,235,107
Interest-bearing deposits in other banks	35,802	96,537	154,317
Securities held to maturity	31,639	30,943	32,082
Securities available for sale	8,717,580	9,056,861	9,487,220
Trading account assets	754,213	816,074	897,732
Loans held for sale	1,231,132	1,241,852	1,487,608
Federal funds sold and securities
purchased under agreements to resell	810,581	577,989	572,226
Margin receivables	549,673	503,575	682,433
Loans	33,863,816	32,414,848	31,945,121
Unearned income	(227,032)	(230,525)	(229,921)

Loans, net of unearned income	33,636,784	32,184,323	31,715,200
Allowance for loan losses	(452,677)	(454,057)	(456,672)

Net loans	33,184,107	31,730,266	31,258,528
Premises and equipment	639,822	629,638	623,050
Interest receivable	182,636	194,501	208,094
Due from customers on acceptances	9,604	61,053	19,912
Excess purchase price	1,101,425	1,083,416	1,073,386
Mortgage servicing rights	156,774	126,846	96,333
Other assets	1,097,373	1,192,592	1,720,303

	$49,756,793	$48,597,996	$49,548,331

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Non-interest-bearing	$ 5,953,180	$ 5,717,747	$ 5,530,777
Interest-bearing	28,483,781	27,014,788	26,335,738

Total deposits	34,436,961	32,732,535	31,866,515
Borrowed Funds:
Short-term borrowings:
Federal funds purchased and securities
sold under agreements to repurchase	3,702,172	3,031,706	4,076,180
Commercial paper	-0-	5,500	17,250
Other short-term borrowings	1,110,863	1,389,832	1,999,772

Total short-term borrowings	4,813,035	4,427,038	6,093,202
Long-term borrowings	4,580,054	5,711,752	5,439,448

Total borrowed funds	9,393,089	10,138,790	11,532,650
Bank acceptances outstanding	9,604	61,053	19,912
Other liabilities	1,542,543	1,213,503	1,758,954

Total liabilities	45,382,197	44,145,881	45,178,031
Stockholders' Equity:
Preferred stock, par value $1.00 a share:
Authorized 10,000,000 shares in 2004 and 5,000,000 shares in 2003	-0-	-0-	-0-
Common stock, par value $.01 a share in 2004 and $.625 in 2003:
Authorized 1,500,000,000 shares in 2004 and
500,000,000 shares in 2003,
issued, including treasury stock,
271,573,092; 223,356,484; and
222,560,561 shares, respectively	2,716	139,598	139,100
Surplus	970,024	983,669	965,244
Undivided profits	3,479,106	3,329,023	3,142,722
Treasury stock, at cost -0-; 1,389,000; and -0- shares, respectively	-0-	(49,944)	-0-
Unearned restricted stock	(36,904)	(13,771)	(17,401)
Accumulated other comprehensive (loss) income	(40,346)	63,540	140,635

Total Stockholders' Equity	4,374,596	4,452,115	4,370,300

	$49,756,793	$48,597,996	$49,548,331

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Interest Income:
Interest and fees on loans	$413,613	$435,161	$ 824,625	$ 873,058
Interest on securities:
Taxable interest income	82,123	88,609	168,680	183,979
Tax-exempt interest income	5,289	6,111	10,950	12,544

Total Interest on Securities	87,412	94,720	179,630	196,523
Interest on loans held for sale	25,044	19,830	45,015	43,178
Interest on margin receivables	4,434	3,973	8,626	7,847
Income on federal funds sold and securities purchased under agreements to resell	1,448	1,391	2,826	3,420
Interest on time deposits in other banks	18	49	40	97
Interest on trading account assets	5,911	6,822	12,800	13,809

Total Interest Income	537,880	561,946	1,073,562	1,137,932

Interest Expense:
Interest on deposits	85,998	115,237	170,052	250,084
Interest on short-term borrowings	18,157	27,507	37,808	55,140
Interest on long-term borrowings	52,862	52,901	105,842	106,504

Total Interest Expense	157,017	195,645	313,702	411,728

Net Interest Income	380,863	366,301	759,860	726,204
Provision for loan losses	25,000	30,000	40,000	61,500

Net Interest Income After Provision for Loan Losses	355,863	336,301	719,860	664,704

Non-Interest Income:
Brokerage and investment banking	128,886	151,811	267,089	276,838
Trust department income	21,668	16,850	42,359	33,956
Service charges on deposit accounts	73,607	72,205	145,475	141,930
Mortgage servicing and origination fees	26,246	31,757	49,737	59,985
Securities gains	149	15,799	12,952	25,697
Other	96,803	89,702	195,231	181,307

Total Non-Interest Income	347,359	378,124	712,843	719,713

Non-Interest Expense:
Salaries and employee benefits	288,194	288,937	579,117	561,556
Net occupancy expense	25,985	25,518	53,785	51,230
Furniture and equipment expense	19,341	20,501	37,471	40,813
Other	141,209	149,029	295,456	278,560

Total Non-Interest Expense	474,729	483,985	965,829	932,159

Income Before Income Taxes	228,493	230,440	466,874	452,258
Applicable income taxes	66,469	65,674	136,315	128,892

Net Income	$162,024	$164,766	$ 330,559	$ 323,366

Net Income Available to Common Shareholders	$159,263	$164,766	$ 325,835	$ 323,366

Average number of shares outstanding	271,024	274,344	272,147	273,970
Average number of shares outstanding-diluted	274,564	277,864	275,921	277,247
Per share:
Net income	$0.59	$0.60	$1.20	$1.18
Net income-diluted	$0.58	$0.59	$1.18	$1.17
Cash dividends declared	$0.33	$0.24	$0.67	$0.49

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(AMOUNTS IN THOUSANDS) (UNAUDITED)

	Common Stock	Surplus	Undivided Profits	Treasury Stock	Unearned Restricted Stock	Accumulated Other Comprehensive Income	Total

BALANCE AT JANUARY 1, 2004	$ 139,598	$ 983,669	$3,329,023	$ (49,944)	$(13,771)	$ 63,540	$4,452,115
Comprehensive Income:
Net income			330,559				330,559
Unrealized loss on available for sale securities,
net of tax and reclassification adjustment						(104,201)	(104,201)
Other comprehensive gain from derivatives, net of tax						315	315

Comprehensive income*			330,559			(103,886)	226,673
Cash dividends declared ($0.67 per common share)			(180,476)				(180,476)
Purchase of treasury stock				(156,881)			(156,881)
Retirement of treasury stock	(3,464)	(203,361)		206,825			-0-
Reclassification for exchange of 1.2346 shares of $.01
par value common stock for 1 share of $.625 par
value common stock in connection with merger	(134,765)	134,765					-0-
Common stock transactions:
Stock options exercised	873	28,777					29,650
Stock issued to employees under incentive plan	474	26,174			(26,753)		(105)
Amortization of unearned restricted stock					3,620		3,620

BALANCE AT JUNE 30, 2004	$ 2,716	$ 970,024	$3,479,106	$ -0-	$(36,904)	$ (40,346)	$4,374,596

Disclosure of reclassification amount:
Unrealized holding losses, net of $58,421 in income taxes,
on available for sale securities arising during period						$ (95,782)
Less: Reclassification adjustment, net of ($4,533) in income
taxes, for net gains realized in net income						8,419
Unrealized holding gain on derivatives, net of ($355) in
income taxes						638
Less: Reclassification adjustment, net of ($174) in income
taxes, for amortization of cash flow hedges						323

Comprehensive income, net of $62,773 in income taxes						$(103,886)

*Comprehensive income for the six months ended June 30, 2003 was $299.9 million.

*Comprehensive income for the three months ended June 30, 2004 was $21.6 million compared to $148.3 million for the three months ended June 30, 2003.

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (DOLLAR AMOUNTS IN THOUSANDS) (UNAUDITED)

Six Months Ended
June 30,
Operating Activities:	2004	2003

Net income	$ 330,559	$ 323,366
Adjustments to reconcile net cash provided by (used in) operating activities
Gain on securitization of auto loans	-0	-	(6,830)
Depreciation and amortization of premises and equipment	31,959	33,957
Provision for loan losses	40,000	61,500
Net amortization of securities	17,730	15,008
Amortization of loans and other assets	45,179	39,700
(Recapture) impairment of mortgage servicing rights	(28,000)	19,000
Amortization of deposits and borrowings	434	476
Provision for losses on other real estate	998	1,379
Deferred income tax expense (benefit)	23,270	(27,636)
Loss (gain) on sale of premises and equipment	30	(186)
Realized securities gains	(12,952)	(25,697)
Decrease (increase) in trading account assets	80,302	(111,740)
Decrease (increase) in loans held for sale	10,720	(559,446)
Proceeds from securitization of loans held for sale	-0	-	576,517
Increase in margin receivables	(46,098)	(250,096)
Decrease in interest receivable	12,012	33,994
Decrease (increase) in other assets	25,326	(426,864)
Increase in other liabilities	360,059	499,455
Other	3,515	3,506

Net Cash Provided By Operating Activities	895,043	199,363

Investing Activities:
Net increase in loans	(1,493,784)	(771,528)
Proceeds from sale of securities available for sale	312,682	336,525
Proceeds from maturity of securities held to maturity	559	812
Proceeds from maturity of securities available for sale	1,708,071	2,405,656
Purchases of securities held to maturity	(1,797)	(251)
Purchases of securities available for sale	(1,852,864)	(3,295,407)
Net decrease in interest-bearing deposits in other banks	60,735	149,245
Proceeds from sale of premises and equipment	3,611	8,257
Purchases of premises and equipment	(45,784)	(27,047)
Net decrease in customers' acceptance liability	51,449	40,408

Net Cash Used By Investing Activities	(1,257,122)	(1,153,330)

Financing Activities:
Net increase (decrease) in deposits	1,703,992	(1,060,162)
Net increase in short-term borrowings	385,997	2,007,745
Proceeds from long-term borrowings	53,813	56,177
Payments on long-term borrowings	(1,191,396)	(2,838)
Net decrease in bank acceptance liability	(51,449)	(40,408)
Cash dividends	(180,476)	(133,301)
Purchases of treasury stock	(156,881)	-0	-
Proceeds from exercise of stock options	29,650	21,763

Net Cash Provided By Financing Activities	593,250	848,976

Increase (decrease) in Cash and Cash Equivalents	231,171	(104,991)
Cash and Cash Equivalents, Beginning of Period	1,833,842	1,912,324

Cash and Cash Equivalents, End of Period	$ 2,065,013	$ 1,807,333

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004

NOTE A - Basis of Presentation

The accounting and reporting policies of Regions Financial Corporation ("Regions" or the "Company"), conform with accounting principles generally accepted in the United States and with general financial services industry practices. Regions provides a full range of banking and bank-related services to individual and corporate customers through its subsidiaries and branch offices located primarily in Alabama, Arkansas, Florida, Georgia, Louisiana, North Carolina, South Carolina, Tennessee and Texas. The Company is subject to intense competition from other financial institutions and is also subject to the regulations of certain government agencies and undergoes periodic examinations by those regulatory authorities.

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with the instructions for Form 10-Q, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States. These financial statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included under Item 8 of the Annual Report on Form 10-K. It is management's opinion that all adjustments, consisting of only normal and recurring items necessary for a fair presentation, have been included. Please refer to "Critical Accounting Policies" included in Management's Discussion and Analysis.

Regions and Union Planters Corporation ("Union Planters") merged into a new holding company named Regions Financial Corporation on July 1, 2004. Each share of Regions' $0.625 par value common stock was exchanged for 1.2346 shares of the new company $0.01 par value common stock. All per share amounts for all periods presented in this Form 10-Q have been adjusted to reflect the impact of the exchange of Regions' common stock, which occurred on July 1, 2004. In addition, the June 30, 2004 common stock and surplus amounts have been adjusted to reflect the change in par value of Regions' stock, which occurred on July 1, 2004.

Certain amounts in prior periods have been reclassified to conform to the current period presentation.

NOTE B - Union Planters Merger

On July 1, 2004, the Company completed its merger with Union Planters Corporation, headquartered in Memphis, Tennessee. Both companies merged into a new holding company named Regions Financial Corporation upon completion of the transaction. In the transaction, each share of Union Planters Corporation common stock was converted into one share of the new company $0.01 par value common stock and each share of Regions' $0.625 par value common stock was converted into 1.2346 shares of the new company $0.01 par value common stock. The merger was accounted for as a purchase of Union Planters for accounting and financial reporting purposes. As a result, the historical financial statements of the combined company are the historical financial statements of Regions.

NOTE C - Earnings Per Share

In connection with Regions' adoption of EITF Issue No. 03-6 (EITF 03-6), "Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share" in the second quarter of 2004, Regions began using the two-class method to calculate earnings per share. The requirements of EITF 03-6 and the two-class method have been applied to all periods presented. Under the two-class method, Regions allocated a portion of net income to the forward agreement entered into in connection with the accelerated stock purchase agreement executed on March 9, 2004. The following table sets forth the computation of basic net income per share and diluted net income per share.
	Three Months Ended June 30,		Six Months Ended June 30,

(in thousands, except per share amounts)	2004	2003	2004	2003

Numerator:
For basic net income per share and
diluted net income per share, net
income	$162,024	$164,766	$330,559	$323,366
Net income allocable to equity forward
agreement	(2,761)	-	(4,724)	-

For basic net income per share and
diluted net income per share, net
income available to common
shareholders	$159,263	$164,766	$325,835	$323,366

Denominator:
For basic net income per share --
Weighted average shares outstanding	271,024	274,344	272,147	273,970
Effect of dilutive securities --
Stock options	3,540	3,520	3,774	3,277

For diluted net income per share	274,564	277,864	275,921	277,247

Basic net income per share	$0.59	$0.60	$1.20	$1.18
Diluted net income per share	0.58	0.59	1.18	1.17

EITF 03-6 impacted earnings per share for the three months ended March 31, 2004. The impact of EITF 03-6 on the three months ended March 31, 2004 has been included in the earnings per share calculation for the six months ended June 30, 2004. For the three months ended March 31, 2004, Regions reported net income of $168,535,000, basic earnings per share of $0.62, and diluted earning per share of $0.61 (after adjusting per share amounts to reflect the impact of the exchange of Regions' common stock on July 1, 2004, as described in NOTE A). As a result of retroactively applying EITF 03-6, net income was adjusted by $1,963,000 to arrive at net income available to common shareholders of $166,572,000. The resulting restated basic and diluted earnings per share for the three months ended March 31, 2004 are $0.61 and $0.60, respectively.

NOTE D - Stock-Based Compensation

Statement of Financial Accounting Standards No. 123, "Accounting and Disclosure of Stock-Based Compensation" (Statement 123) allows for the option of continuing to follow Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees", and the related interpretations, or selecting the fair value method of expense recognition as described in Statement 123. The Company has elected to follow APB 25 in accounting for its employee stock options. Pro forma net income and net income per share data is presented below for the three and six months ended June 30, 2004 and 2003, as if the fair-value method had been applied in measuring compensation costs:
(in thousands, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

Net income available to common
shareholders	$159,263	$164,766	$325,835	$323,366
Add: Stock-based compensation expense
included in net income, net of related
tax effects	1,801	1,843	2,353	4,021
Less: Total stock-based compensation
expense based on fair value method for
all awards, net of related tax effects	(4,197)	(4,285)	(6,932)	(8,259)

Pro forma net income available to
common shareholders	$156,867	$162,324	$321,256	$319,128

Per share:
Net income	$0.59	$0.60	$1.20	$1.18
Net income-diluted	0.58	0.59	1.18	1.17
Pro forma net income	0.58	0.59	1.18	1.16
Pro forma net income-diluted	0.57	0.58	1.16	1.15

The weighted average fair value of options granted was $4.54 and $4.57 for the three months and six months ended June 30, 2004, respectively, and $4.97 and $4.52 for the three months and six months ended June 30, 2003, respectively. The fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2004 and 2003:
	2004	2003

Expected Dividend Yield	4.50%	3.70%
Expected Option Life (in years)	5.0	5.0
Expected Volatility	21.0%	21.8%
Risk-Free Interest Rate	3.6%	2.8%

NOTE E - Business Segment Information

Regions' segment information is presented based on Regions' primary segments of business. Each segment is a strategic business unit that serves specific needs of Regions' customers. The Company's primary segment is community banking. Community banking represents the Company's branch banking functions and has separate management that is responsible for the operation of that business unit. In addition, Regions has designated as distinct reportable segments the activities of its treasury, mortgage banking, investment banking/brokerage/trust, and insurance divisions. The treasury division includes the Company's bond portfolio, mortgage lending portfolio, and other wholesale activities. Mortgage banking consists of origination and servicing functions of Regions' mortgage operations. Investment banking includes trust activities and all brokerage and investment activities associated with Morgan Keegan. Insurance includes all business associated with commercial insurance, in addition to credit life products sold to consumer customers. The reportable segment designated "Other" includes activity of Regions' indirect consumer lending division and the parent company. Prior period amounts have been restated to reflect changes in methodology.

The accounting policies used by each reportable segment are the same as those discussed in Note 1 to the Consolidated Financial Statements included under Item 8 of the Annual Report on Form 10-K. The following table presents financial information for each reportable segment.

Six months ended June 30, 2004

	Total Banking

(in thousands)	Community Banking	Treasury	Combined	Mortgage Banking

Net interest income	$608,801	$ 139,191	$747,992	$ 28,119
Provision for loan losses	35,380	2,675	38,055	30
Non-interest income	165,096	13,191	178,287	160,351
Non-interest expense	428,678	59,474	488,152	113,027
Income taxes	105,197	33,837	139,034	27,926

Net income	$ 204,642	$ 56,396	$261,038	$ 47,487

Average assets	$27,278,252	$14,546,797	$41,825,049	$1,488,669

(in thousands)	Investment Banking/ Brokerage/ Trust	Insurance	Other	Total Company

Net interest income	$ 11,406	$ 1,070	$ (28,727)	$759,860
Provision for loan losses	-0-	-0-	1,915	40,000
Non-interest income	322,178	43,547	8,480	712,843
Non-interest expense	269,116	33,494	62,040	965,829
Income taxes	24,120	4,164	(58,929)	136,315

Net income	$ 40,348	$ 6,959	$ (25,273)	$330,559

Average assets	$2,540,044	$130,782	$3,161,231	$49,145,775

Six months ended June 30, 2003

	Total Banking

(in thousands)	Community Banking	Treasury	Combined	Mortgage Banking

Net interest income	$559,923	$ 138,791	$698,714	$ 28,872
Provision for loan losses	56,370	2,526	58,896	39
Non-interest income	166,269	25,673	191,942	167,981
Non-interest expense	429,803	16,599	446,402	148,949
Income taxes	77,388	54,502	131,890	18,598

Net income	$ 162,631	$ 90,837	$253,468	$29,267

Average assets	$26,355,518	$14,829,009	$41,184,527	$1,458,009

(in thousands)	Investment Banking/ Brokerage/ Trust	Insurance	Other	Total Company

Net interest income	$ 11,449	$ 1,075	$(13,906)	$726,204
Provision for loan losses	-0-	-0-	2,565	61,500
Non-interest income	322,513	36,401	876	719,713
Non-interest expense	269,150	27,296	40,362	932,159
Income taxes	24,339	3,510	(49,445)	128,892

Net income	$ 40,473	$ 6,670	$ (6,512)	$323,366

Average assets	$2,691,207	$119,829	$2,844,048	$48,297,620

Three months ended June 30, 2004

	Total Banking

(in thousands)	Community Banking	Treasury	Combined	Mortgage Banking

Net interest income	$307,683	$ 65,823	$373,506	$ 16,407
Provision for loan losses	23,538	48	23,586	(3)
Non-interest income	83,992	335	84,327	81,470
Non-interest expense	214,949	49,895	264,844	32,634
Income taxes	52,236	6,080	58,316	23,738

Net income	$ 100,952	$ 10,135	$111,087	$41,508

Average assets	$27,546,535	$14,408,041	$41,954,576	$1,630,622

(in thousands)	Investment Banking/ Brokerage/ Trust	Insurance	Other	Total Company

Net interest income	$ 6,167	$ 533	$(15,750)	$380,863
Provision for loan losses	-0-	-0-	1,417	25,000
Non-interest income	158,344	20,917	2,301	347,359
Non-interest expense	133,502	16,711	27,038	474,729
Income taxes	11,580	1,784	(28,949)	66,469

Net income	$ 19,429	$ 2,955	$(12,955)	$162,024

Average assets	$2,421,196	$127,991	$3,336,439	$49,470,824

Three months ended June 30, 2003

	Total Banking

(in thousands)	Community Banking	Treasury	Combined	Mortgage Banking

Net interest income	$280,727	$ 66,068	$346,795	$ 13,074
Provision for loan losses	28,505	35	28,540	24
Non-interest income	84,343	15,772	100,115	88,219
Non-interest expense	212,600	8,568	221,168	95,074
Income taxes	40,107	27,464	67,571	2,650

Net income	$ 83,858	$ 45,773	$129,631	$3,545

Average assets	$26,407,249	$15,249,713	$41,656,962	$1,518,982

(in thousands)	Investment Banking/ Brokerage/ Trust	Insurance	Other	Total Company

Net interest income	$ 6,041	$ 534	$ (143)	$366,301
Provision for loan losses	-0-	-0-	1,436	30,000
Non-interest income	175,575	17,200	(2,985)	378,124
Non-interest expense	142,924	13,187	11,632	483,985
Income taxes	14,652	1,622	(20,821)	65,674

Net income	$ 24,040	$ 2,925	$ 4,625	$164,766

Average assets	$2,563,422	$120,521	$2,584,953	$48,444,840

NOTE F - Commitments and Contingencies

To accommodate the financial needs of its customers, Regions makes commitments under various terms to lend funds to consumers, businesses and other entities. These commitments include (among others) revolving credit agreements, term loan commitments and short-term borrowing agreements. Many of these loan commitments have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of these commitments are expected to expire without being funded, the total commitment amounts do not necessarily represent future liquidity requirements. Standby letters of credit are also issued, which commit Regions to make payments on behalf of customers if certain specified future events occur. Historically, a large percentage of standby letters of credit also expire without being funded.

Both loan commitments and standby letters of credit have credit risk essentially the same as that involved in extending loans to customers and are subject to normal credit approval procedures and policies. Collateral is obtained based on management's assessment of the customer's credit.

Loan commitments totaled $9.2 billion at June 30, 2004, and $7.3 billion at June 30, 2003. Standby letters of credit were $1.6 billion at June 30, 2004, and $1.2 billion at June 30, 2003. Commitments under commercial letters of credit used to facilitate customers' trade transactions were $47.5 million at June 30, 2004, and $33.0 million at June 30, 2003.

The Company and its affiliates are subject to litigation and claims arising out of the normal course of business. Based on consultation with legal counsel, management is of the opinion that the outcome of pending and threatened litigation will not have a material effect on Regions' consolidated financial statements.

NOTE G - Derivative Financial Instruments

Regions maintains positions in derivative financial instruments to manage interest rate risk, to facilitate asset/liability management strategies, and to manage other risk exposures. The most common derivative instruments are forward rate agreements, interest rate swaps, and put and call options. For those derivative contracts that qualify for special hedge accounting treatment, according to Statement of Financial Accounting Standards No. 133 (Statement 133), Regions designates the hedging instrument as either a cash flow or fair value hedge. The accounting policies associated with derivative financial instruments are discussed further in Note A to the Consolidated Financial Statements included under Item 8 of the Annual Report on Form 10-K.

Regions utilizes certain derivative instruments to hedge the variability of interest cash flows on debt instruments. To the extent that the hedge of future cash flows is effective, changes in the fair value of the derivative are recognized as a component of other comprehensive income in stockholders' equity. At June 30, 2004, Regions reported a $3.3 million loss in other comprehensive income related to cash flow hedges. The Company will amortize this loss into earnings in conjunction with the recognition of interest payments through 2011. To the extent that the hedge of future cash flows is ineffective, changes in the fair value of the derivative are recognized in earnings as a component of other non-interest expense. For the six months ended June 30, 2004, there was no ineffectiveness recognized in other non-interest expense attributable to cash flow hedges.

Regions hedges the changes in the fair value of assets using forward contracts, which represent commitments to sell money market instruments at a future date at a specified price or yield. The contracts are utilized by the Company to hedge interest rate risk positions associated with the origination of mortgage loans held for sale. The Company is subject to the market risk associated with changes in the value of the underlying financial instrument, as well as the risk that the other party will fail to perform. For the six months ended June 30, 2004, Regions recognized a net loss of $1.0 million associated with these instruments.

Regions has also entered into interest rate swap agreements converting a portion of its fixed rate long-term debt to floating rate. The fair values of these derivative instruments are included in other assets on the statements of financial condition. For the six months ended June 30, 2004, there was no ineffectiveness recognized in other non-interest expense attributable to these fair value hedges.

During the first six months of 2004, Regions sold Eurodollar futures contracts to hedge the fair value of a pool of highly correlated indirect auto loans. For the six months ended June 30, 2004, an $89,000 loss was recorded in earnings due to hedging ineffectiveness.

The Company also maintains a derivatives trading portfolio of interest rate swaps, option contracts and futures and forward commitments used to meet the needs of its customers. The portfolio is used to generate trading profit and help clients manage interest rate risk. The Company is subject to the risk that a counterparty will fail to perform. The fair value of the derivatives trading portfolio at June 30, 2004, was $31.5 million and is included in other assets.

Foreign currency contracts involve the exchange of one currency for another on a specified date and at a specified rate. These contracts are executed on behalf of the Company's customers and are used to manage fluctuations in foreign exchange rates. The notional amount of forward foreign exchange contracts totaled $9 million at both June 30, 2004 and 2003. The Company is subject to the risk that a counterparty will fail to perform.

In the normal course of business, Regions' brokerage subsidiary enters into underwriting and forward and future commitments. At June 30, 2004, the contract amount of future contracts was $57 million to purchase and $97 million to sell U.S. Government and municipal securities. The brokerage subsidiary typically settles its position by entering into equal but opposite contracts and, as such, the contract amounts do not necessarily represent future cash requirements. Settlement of transactions relating to such commitments is not expected to have a material effect on the subsidiary's financial position. Transactions involving future settlement give rise to market risk, which represents the potential loss that can be caused by a change in the market value of a particular financial instrument. The exposure to market risk is determined by a number of factors, including size, composition and diversification of positions held, the absolute and relative levels of interest rates and market volatility.

Regions' derivative financial instruments are summarized as follows:
	Other Than Trading Derivatives
	As of June 30, 2004

(dollar amounts in millions)	Notional Amount	Fair Value	Receive	Pay	Average Maturity in Years

Asset hedges:
Fair value hedges:
Forward sale commitments	$ 126	$ -			0.2
Interest rate futures	2,075	-			1.5

Total asset hedges	$2,201	$ -			1.4

Liability hedges:
Fair value hedges:
Interest rate swaps	$2,388	$ 55	4.95%	1.76%	6.3
Interest rate options	250	-			0.9

Total liability hedges	$2,638	$ 55			5.8

	As of June 30, 2003

(dollar amounts in millions)	Notional Amount	Fair Value	Receive	Pay	Average Maturity in Years

Asset hedges:
Fair value hedges:
Forward sale commitments	$ 515	$ 1			0.2

Total asset hedges	$ 515	$ 1			0.2

Liability hedges:
Fair value hedges:
Interest rate swaps	$3,488	$282	4.96%	1.91%	6.2
Interest rate options	1,400	-			1.9

Total liability hedges	$4,888	$282			5.0

	Derivative Financial Instruments
	As of June 30,

	2004			2003

	Contract or Notional Amount			Contract or Notional Amount

	Other			Other
	Than		Credit Risk	Than		Credit Risk
	Trading	Trading	Amount*	Trading	Trading	Amount*

	(in millions)
Interest rate swaps	$ 2,388	$6,159	$ 66	$ 3,488	$5,096	$171
Interest rate options	250	995	-0-	1,400	556	-0-
Futures and forward
commitments	2,201	2,442	-0-	515	760	1
Foreign exchange
forwards	-0-	9	-0-	-0-	9	-0-

Total	$ 4,839	$9,605	$ 66	$ 5,403	$6,421	$172

The following table is a summary of Regions' derivative financial instruments as of March 31, 2004 and 2003, and is presented for comparison purposes.
	Derivative Financial Instruments
	As of March 31,

	2004			2003

	Contract or Notional Amount			Contract or Notional Amount

	Other			Other
	Than		Credit Risk	Than		Credit Risk
	Trading	Trading	Amount*	Trading	Trading	Amount*

	(in millions)
Interest rate swaps	$3,438	$5,839	$134	$ 3,938	$3,909	$180
Interest rate options	250	839	-0-	1,400	223	-0-
Futures and forward
commitments	5,869	1,294	-0-	395	1,465	-0-
Foreign exchange
forwards	-0-	15	-0-	-0-	7	-0-

Total	$9,557	$7,987	$134	$ 5,733	$5,604	$180

*Credit Risk Amount is defined as all positive exposures not collateralized with cash on deposit. Any credit risk arising under option contracts is combined with swaps to reflect netting agreements.

NOTE H - Pension and Postretirement Benefits

The following table provides the net pension cost and postretirement benefit cost recognized for the six months ended June 30, 2004 and 2003:
	Pension Cost		Postretirement Benefit Cost

(in thousands)	Six Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

Service cost	$ 7,517	$ 6,534	$ 1,064	$ 893
Interest cost	11,333	10,574	1,006	693
Expected return on plan assets	(12,388)	(10,705)	(86)	-0-
Net amortization (deferral)	4,451	3,621	464	118

Net periodic pension expense	$ 10,913	$ 10,024	$ 2,448	$ 1,704

The following table provides the net pension cost and postretirement benefit cost recognized for the three months ended June 30, 2004 and 2003:
	Pension Cost		Postretirement Benefit Cost

(in thousands)	Three Months Ended June 30,		Three Months Ended June 30,

	2004	2003	2004	2003

Service cost	$ 3,759	$ 3,247	$ 528	$ 447
Interest cost	5,667	5,255	499	347
Expected return on plan assets	(6,194)	(5,320)	(43)	-0-
Net amortization (deferral)	2,226	1,800	230	59

Net periodic pension expense	$ 5,458	$ 4,982	$ 1,214	$ 853

NOTE I - Borrowings

During the second quarter of 2004, Regions retired $1.1 billion in Federal Home Loan Bank advances resulting in a loss of $39.6 million recorded in other non-interest expense. These liabilities were replaced by negotiable certificates of deposit and federal funds purchased.

NOTE J - Recent Accounting Pronouncements

On March 9, 2004, the SEC released Staff Accounting Bulletin No. 105 (SAB 105), "Application of Accounting Principles to Loan Commitments" that will require all registrants to account for mortgage loan interest rate lock commitments related to loans held for sale as written options, effective not later than for commitments entered into after March 31, 2004. The Company enters into such commitments with customers in connection with residential mortgage loan applications. SAB 105 required the Company to recognize a liability on its balance sheet equal to the fair value of the commitment at the time the loan commitment is issued. The adoption of SAB 105 did not have a material effect on Regions' results of operations or financial position.

At its March 31, 2004 meeting, the FASB ratified the consensuses reached by the Emerging Issues Task Force in EITF Issue No. 03-6 (EITF 03-6), "Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share." EITF 03-6 concludes that a forward contract to issue an entity's own shares that has a provision that reduces the contract price per share when dividends are declared on the issuing entity's common stock, to be a participating security, and therefore, earnings per share must be calculated using the two-class method under FASB Statement No. 28. EITF 03-6 was effective for the first reporting period beginning after March 31, 2004, and required restatement for prior periods presented. Regions adopted EITF 03-6 on April 1, 2004. Upon adoption, Regions began using the two-class method to calculate earnings per share for all periods presented. Under the two-class method, Regions allocated a portion of net income to the forward agreement entered into in connection with the accelerated stock purchase agreement executed on March 9, 2004. The impact of the forward agreement on net income available to common shareholders is presented in NOTE C - Earnings Per Share.

In December 2003, President Bush signed into law a bill that expands Medicare benefits, primarily adding a prescription drug benefit for Medicare-eligible retirees beginning in 2006. The law also provides a federal subsidy to companies which sponsor postretirement benefit plans that provide prescription drug coverage. FASB Staff Position 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" permitted deferring the recognition of the new Medicare provisions' impact due to lack of specific authoritative guidance on accounting for the federal subsidy. The Company elected to defer accounting for the effects of this new legislation until the specific authoritative guidance was issued. Accordingly, the postretirement benefit obligations and net periodic costs reported in the accompanying financial statements and notes do not reflect the impact of this legislation. During the second quarter, the FASB issued FASB Staff Position 106-2 (FSP 106-2), "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." FSP 106-2 provides the final accounting and disclosure requirements related to the new Medicare provisions and is effective for the first interim period beginning after June 15, 2004. Management does not believe the adoption of FSP 106-2 will have a material effect on Regions' financial position or results of operations.

At its March 31, 2004 meeting, the FASB ratified several consensuses reached by the Emerging Issues Task Force in EITF Issue No. 03-1 (EITF 03-1), "The Meaning of Other-Than-Temporary Impairments and Its Application to Certain Investments." The consensuses ratified include application guidance for determining whether an other-than-temporary impairment has occurred on certain investments. The application guidance in EITF 03-1 is effective in reporting periods beginning after June 15, 2004. Regions is currently assessing the impact of the application guidance in EITF 03-1 on its investment portfolio.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following discussion and financial information is presented to aid in understanding Regions Financial Corporation's ("Regions" or the "Company") financial position and results of operations. The emphasis of this discussion will be on the six and three months ended June 30, 2004, as compared to the six and three months ended June 30, 2003, and the three months ended March 31, 2004.

CORPORATE PROFILE

Regions' primary business is providing traditional commercial and retail banking services to customers throughout the South. Regions' banking affiliate, Regions Bank, operates as an Alabama state-chartered bank with branch offices in Alabama, Arkansas, Florida, Georgia, Louisiana, North Carolina, South Carolina, Tennessee and Texas.

In addition to providing traditional commercial and retail banking services, Regions provides other financial services in the fields of investment banking, asset management, trust, mutual funds, securities brokerage, mortgage banking, insurance, leasing, and other specialty financing. Regions has no foreign banking operations, although it maintains an international department to assist customers with their foreign transactions. Regions provides investment banking and brokerage services from 145 offices of Morgan Keegan & Company, Inc. ("Morgan Keegan"), one of the largest investment firms based in the South. Regions' mortgage banking operations, Regions Mortgage and EquiFirst Corporation ("EquiFirst"), provide residential mortgage loan origination and servicing activities for customers. Regions Mortgage services approximately $15.8 billion in mortgage loans. Regions provides full-line insurance brokerage services through Rebsamen Insurance, Inc., one of the 50 largest insurance brokers in the country. Credit life insurance services for customers are provided through other of Regions' affiliates.

Regions' profitability, like that of many other financial institutions, is dependent on its ability to generate revenue from net interest income and non-interest income sources. Net interest income is the difference between the interest income Regions receives on earning assets, such as loans and securities, and the interest expense Regions pays on interest-bearing liabilities, principally deposits and borrowings. Regions' net interest income is impacted by the size and mix of its balance sheet and the interest rate spread it earns on its assets and liabilities. Non-interest income includes fees from service charges on deposit accounts, trust and securities brokerage activities, mortgage origination and servicing, insurance and other customer services which Regions provides. Results of operations are also affected by the provision for loan losses and non-interest expenses such as salaries and employee benefits, occupancy and other operating expenses, including income taxes.

Economic conditions, competition and the monetary and fiscal policies of the Federal government in general, significantly affect financial institutions, including Regions. Lending and deposit activities and fee income generation are influenced by the level of business spending and investment, consumer income, spending and savings, capital market activities, competition among financial institutions, customer preferences, interest rate conditions and prevailing market rates on competing products in Regions' primary market areas.

Regions' business strategy has been and continues to be focused on the diversification of its revenue stream, providing a competitive mix of products and services, delivering quality customer service and maintaining a branch distribution network with offices in convenient locations. Regions believes that its recently completed merger with Union Planters Corporation will be beneficial in the future implementation of this strategy.

The Company's principal market areas are located in the states of Alabama, Arkansas, Florida, Georgia, Louisiana, North Carolina, South Carolina, Tennessee and Texas. Morgan Keegan also operates offices in Illinois, Kentucky, Massachusetts, Mississippi, New York and Virginia, as well as Toronto, Canada.

RECENT DEVELOPMENTS

On July 1, 2004, the Company completed its merger with Union Planters Corporation, headquartered in Memphis, Tennessee. Both companies merged into a new holding company named Regions Financial Corporation upon completion of the transaction. The merger was accounted for as a purchase of Union Planters for accounting and financial reporting purposes. As a result, the historical financial statements of the combined company are the historical financial statements of Regions (see NOTE B - Union Planters Merger).

Union Planters Bank, National Association, the principal banking subsidiary of Union Planters Corporation, operates in 12 states: Alabama, Arkansas, Florida, Illinois, Indiana, Iowa, Kentucky, Louisiana, Mississippi, Missouri, Tennessee and Texas. Union Planters offers a full range of commercial and consumer financial solutions including trust services, investment services, and insurance services, as well as a full range of mortgage products. Union Planters also offers, through Capital Factors, Inc., based in Boca Raton, Florida, receivable-based commercial financing and related fee-based credit, collection and management information services. Capital Factors has regional offices in Atlanta, Georgia; Charlotte, North Carolina; Dallas, Texas; Los Angeles, California; New York, New York; and an office specializing in financing to the rental car industry in San Ramon, California. In addition, Strategic Outsourcing, Inc., based in Charlotte, North Carolina, provides professional employment services such as payroll administration, tax reporting, compliance, workers' compensation, insurance and benefits management.

SECOND QUARTER HIGHLIGHTS

Regions reported net income available to common shareholders of $.58 per diluted share in the second quarter of 2004, compared to $.59 per diluted share for the second quarter of 2003 and $.60 per diluted share for the first quarter of 2004. These per share amounts have been adjusted to reflect the impact of the exchange of Regions' stock in connection with the merger with Union Planters Corporation, which occurred on July 1, 2004 (see NOTE A - Basis of Presentation). In addition, net income available to common shareholders includes the impact of EITF 03-6, which was adopted in the second quarter of 2004 (see NOTE J - Recent Accounting Pronouncements).

Regions continued to produce a balanced revenue stream in the second quarter of 2004, with net interest income accounting for 52% of total revenue and non-interest income (excluding securities gains and losses) accounting for 48%. Net interest income increased 4% over the second quarter of 2003 and was up 2%, annualized, compared to the first quarter of 2004. The net interest margin for the second quarter of 2004 was 3.53%, up from 3.47% in the second quarter of 2003, but declined slightly compared to 3.56% in the first quarter of 2004. Earning asset growth in the second quarter of 2004 offset the slight decline in the margin, which resulted primarily from maturity of fixed rate assets. Morgan Keegan's revenues were $169.8 million in the second quarter of 2004 compared to $188.0 in the second quarter of 2003 and $176.5 in the first quarter of 2004. Revenue comparisons are impacted by fees from proprietary fund closings and stronger fixed income markets in previous quarters. Gains on sale of mortgage loans increased 23.7% over the second quarter of 2003 and 46.4%, annualized, compared to the first quarter of 2004, primarily due to strong origination volume.

Regions' core banking trends continued positive. Loan growth of 10.6%, linked quarter, annualized, was driven by commercial real estate lending and home equity lines of credit. Low-cost deposits increased 2.7%, linked quarter, annualized, due primarily to a deposit acquisition campaign.

Net charge-offs totaled $27.9 million or 0.34% of average loans, annualized, in the second quarter of 2004, compared to 0.29% for the second quarter of 2003 and 0.17% in the first quarter of 2004. On a linked-quarter basis, non-performing assets including loans past due 90 days decreased $19.2 million to $262.5 million at June 30, 2004. Non-accrual loans decreased $14.1 million, other real estate decreased $7.7 million, and renegotiated loans decreased $391,000 compared to first quarter 2004 levels. Loans past due greater than 90 days increased $3.1 million in the second quarter of 2004, compared to the prior quarter.

The provision for loan losses totaled $25.0 million in the second quarter of 2004 compared to $30.0 million during the same period of 2003 and $15.0 million during the first quarter of 2004. The allowance for loan losses at June 30, 2004, was 1.35% of total loans, net of unearned income, compared to 1.44% at June 30, 2003, and 1.39% at March 31, 2004.

Non-interest income, excluding securities gains and losses, decreased $15.1 million compared to the second quarter of 2003 and $5.5 million compared to the first quarter of 2004. Brokerage and investment banking revenues totaled $128.9 million in the second quarter of 2004, compared to $151.8 million in the second quarter of 2003 and $138.2 million in the first quarter of 2004. Trust fees totaled $21.7 million in the second quarter of 2004, compared to $16.9 million in the same period in 2003 and $20.7 million in the first quarter of 2004. Regions' mortgage servicing and origination fees totaled $26.2 million in the second quarter 2004 compared to $31.8 million in the second quarter of 2003 and $23.5 million in the first quarter of 2004.

Regions recaptured $40.0 million of mortgage servicing rights valuation allowance in the second quarter of 2004, included in other non-interest expense. The recapture resulted from an increase in mortgage interest rates driving slower refinance activity during the second quarter. Also included in non-interest expense was $39.6 million in losses incurred on the early retirement of $1.1 billion of Federal Home Loan Bank advances in the second quarter of 2004. Merger-related and other charges in the second quarter of 2004 totaled $7.8 million. Total non-interest expenses, excluding merger-related and other charges in the second quarter of 2004 and impairment charges of $19.0 million and $12.0 million taken in the second quarter of 2003 and the first quarter of 2004, respectively, increased $2.0 million compared to the second quarter of 2003 and decreased $11.8 million compared to the first quarter of 2004.

CRITICAL ACCOUNTING POLICIES

In preparing financial information, management is required to make significant estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses for the periods shown. The accounting principles followed by Regions and the methods of applying these principles conform with accounting principles generally accepted in the United States and general banking practices. Estimates and assumptions most significant to Regions are related primarily to allowance for loan losses, intangibles, income taxes, securitizations and pensions and are summarized in the following discussion and the Notes to the Consolidated Financial Statements included under Item 8 of the Annual Report on Form
10-K.

Management's determination of the adequacy of the allowance for loan losses, which is based on the factors and risk identification procedures discussed in the following pages, requires the use of judgments and estimates that may change in the future. Changes in the factors used by management to determine the adequacy of the allowance or the availability of new information could cause the allowance for loan losses to be increased or decreased in future periods. In addition, bank regulatory agencies, as part of their examination process, may require that additions be made to the allowance for loan losses based on their judgments and estimates.

Regions' excess purchase price (the amount in excess of book value of acquired institutions) is reviewed at least annually to ensure that there have been no events or circumstances resulting in an impairment of the recorded amount of excess purchase price. Adverse changes in the economic environment, operations of acquired business units, or other factors could result in a decline in projected fair values. If the estimated fair value is less than the carrying amount, a loss would be recognized to reduce the carrying amount to implied fair value.

For purposes of evaluating mortgage servicing impairment, Regions must value its mortgage servicing rights. Mortgage servicing rights do not trade in an active market with readily observable market prices. Although sales of mortgage servicing rights do occur, the exact terms and conditions of sales may not be readily available. As a result, Regions stratifies its mortgage servicing portfolio on the basis of certain risk characteristics including loan type and contractual note rate and values its mortgage servicing rights using discounted cash flow modeling techniques which require management to make estimates regarding future net servicing cash flows, taking into consideration actual and expected mortgage loan prepayment rates and discount rates. Changes in interest rates, prepayment frequency or other factors could result in impairment of the servicing asset and a charge against earnings to reduce the recorded carrying amount. Based on a hypothetical sensitivity analysis, Regions estimates that a reduction in the primary mortgage market rates of 25 basis points and 50 basis points would reduce the June 30, 2004 fair value of mortgage servicing rights by 6% and 15%, respectively. Management mitigates risk associated with declines in the estimated value of mortgage servicing rights by purchasing agency securities to create economic hedges.

Management's determination of the realization of the deferred tax asset is based upon management's judgment of various future events and uncertainties, including the timing and amount of future income earned by certain subsidiaries and the implementation of various tax plans to maximize realization of the deferred tax asset. Management believes that the subsidiaries will generate sufficient operating earnings to realize the deferred tax benefits. Regions' recent consolidated federal income tax returns are open for examination. From time to time Regions engages in business plans that may also have an effect on its tax liabilities. While Regions has obtained the opinion of advisors that the tax aspects of these plans should prevail, examination of Regions' income tax returns or changes in tax law may impact these plans and resulting provisions for income taxes. A further discussion of these plans and the benefits recognized related to these plans is included under the heading of "APPLICABLE INCOME TAXES."

TOTAL ASSETS

Regions' total assets at June 30, 2004, were $49.8 billion - relatively flat compared to June 30, 2003, and a 2% increase compared to December 31, 2003. The growth since year-end was primarily the result of an increase in loans, partially offset by a decline in the securities portfolio.

LOANS AND ALLOWANCE FOR LOAN LOSSES

LOAN PORTFOLIO

Regions' primary investment is loans. At June 30, 2004, loans represented 73% of Regions' earning assets.

The following table includes a distribution of Regions' loan portfolio.

Loan Portfolio (period end data)

(in thousands)	Second Quarter 2004	Fourth Quarter 2003	Second Quarter 2003

Commercial	$10,034,086	$10,182,176	$10,988,657
Residential mortgages	8,199,935	8,318,711	8,204,385
Other real estate loans	6,738,835	5,878,922	4,910,895
Construction	3,647,943	3,484,767	3,579,442
Branch installment	1,256,961	1,353,707	1,476,601
Indirect installment	808,130	362,496	382,401
Consumer lines of credit	2,241,820	1,918,988	1,538,884
Student loans	709,074	684,556	633,935

	$33,636,784	$32,184,323	$31,715,200

Total loans at June 30, 2004, increased 6% from June 30, 2003, and 5% over year-end 2003. The strongest categories of growth in the loan portfolio have been in commercial real estate and consumer lines of credit. During the second quarter of 2004, Regions reclassified approximately $430 million in indirect consumer auto loans from loans held for sale to indirect installment loans, since Regions is no longer originating and securitizing these type loans. The average yield on loans during the second quarter of 2004 was 5.19% compared to 5.70% during the second quarter of 2003, and 5.27% during the first quarter of 2004. During the first half of 2004, the average yield on loans was 5.23% compared to 5.78% in 2003.

ALLOWANCE FOR LOAN LOSSES

Every loan carries some degree of credit risk. This risk is reflected in the consolidated financial statements by the allowance for loan losses, the amount of loans charged off and the provision for loan losses charged to operating expense. It is Regions' policy that when a loss is identified, it is charged against the allowance for loan losses in the current period. The policy regarding recognition of losses requires immediate recognition of a loss if significant doubt exists as to principal repayment.

Regions' provision for loan losses is a reflection of actual losses experienced during the period and management's judgment as to the adequacy of the allowance for loan losses. Some of the factors considered by management in determining the amount of the provision and resulting allowance include: (1) detailed reviews of individual loans; (2) gross and net loan charge-offs in the current period; (3) the current level of the allowance in relation to total loans and to historical loss levels; (4) past due and non-accruing loans; (5) collateral values of properties securing loans; (6) the composition of the loan portfolio (types of loans) and risk profiles; and (7) management's analysis of economic conditions and the resulting impact on Regions' loan portfolio.

A coordinated effort is undertaken to identify credit losses in the loan portfolio for management purposes and to establish the loan loss provision and resulting allowance for accounting purposes. A regular, formal and ongoing loan review is conducted to identify loans with unusual risks or possible losses. The primary responsibility for this review rests with the management of the individual banking offices. Their work is supplemented with reviews by Regions' internal audit staff and corporate loan examiners. This process provides information that helps in assessing the quality of the portfolio, assists in the prompt identification of problems and potential problems, and aids in deciding if a loan represents a probable loss that should be recognized or a risk for which an allowance should be maintained.

If, as a result of Regions' loan review and evaluation procedures, it is determined that payment of interest on a loan is questionable, it is Regions' policy to reverse interest previously accrued and uncollected on the loan against interest income. Interest on such loans is thereafter recorded on a "cash basis" and is included in earnings only when actually received in cash and when full payment of principal is no longer doubtful.

Although it is Regions' policy to immediately charge off as a loss all loan amounts judged to be uncollectible, historical experience indicates that certain losses exist in the loan portfolio that have not been specifically identified. To provide for these unidentifiable losses, the allowance for loan losses is established by charging the provision for loan loss expense against current earnings. No portion of the resulting allowance is in any way allocated or restricted to any individual loan or group of loans. The entire allowance is available to absorb losses from any and all loans.

Regions' determination of its allowance for loan losses is based in accordance with Statement of Financial Accounting Standards Nos. 114 and 5. In determining the amount of the allowance for loan losses, management uses information from its loan review process to stratify the loan portfolio into risk grades. The higher-risk-graded loans in the portfolio are assigned estimated amounts of loss based on several factors, including current and historical loss experience of each higher-risk category, regulatory guidelines for losses in each higher-risk category and management's judgment of economic conditions and the resulting impact on the higher-risk-graded loans. All loans deemed to be impaired, which include non-accrual loans and loans past due 90 days or more, excluding loans to individuals, are evaluated individually. The vast majority of Regions' impaired loans are dependent upon collateral for repayment. For these loans, impairment is measured by evaluating collateral value as compared to the current investment in the loan. For all other loans, Regions compares the amount of estimated discounted cash flows to the investment in the loan. In the event a particular loan's collateral value is not sufficient to support the collection of the investment in the loan, a charge is immediately taken against the allowance for loan losses. The amount of the allowance for loan losses related to the higher-risk loans (including impaired loans) was approximately 69% at June 30, 2004 and at December 31, 2003.

In addition to establishing allowance levels for specifically identified higher-risk-graded loans, management determines allowance levels for all other loans in the portfolio for which historical experience indicates that certain losses exist. These loans are categorized by loan type and assigned estimated amounts of loss based on several factors, including current and historical loss experience of each loan type and management's judgment of economic conditions and the resulting impact on each category of loans. The amount of the allowance for loan losses related to all other loans in the portfolio for which historical experience indicates that certain losses exist was approximately 31% of Regions' allowance for loan losses at June 30, 2004 and at December 31, 2003. The amount of the allowance related to these loans is combined with the amount of the allowance related to the higher-risk-graded loans to evaluate the overall level of the allowance for loan losses.

Management considers the current level of the allowance for loan losses adequate to absorb losses from loans in the portfolio. Management's determination of the adequacy of the allowance for loan losses, which is based on the factors and risk identification procedures previously discussed, requires the use of judgments and estimations that may change in the future. Changes in the factors used by management to determine the adequacy of the allowance or the availability of new information could cause the allowance for loan losses to be increased or decreased in future periods. In addition, bank regulatory agencies, as part of their examination process, may require that additions be made to the allowance for loan losses based on their judgments and estimates.

Activity in the allowance for loans losses is summarized as follows:

	Six Months Ended
(dollar amounts in thousands)	June 30,	June 30,
	2004	2003

Balance at beginning of period	$454,057	$437,164
Loans charged-off:
Commercial	40,824	34,969
Real estate	7,104	8,382
Installment	15,159	19,128

Total	63,087	62,479
Recoveries:
Commercial	11,002	6,758
Real estate	1,600	2,629
Installment	9,105	11,100

Total	21,707	20,487
Net loans charged off:
Commercial	29,822	28,211
Real estate	5,504	5,753
Installment	6,054	8,028

Total	41,380	41,992
Provision charged to expense	40,000	61,500

Balance at end of period	$452,677	$456,672

Average loans outstanding:
Commercial	$ 10,048,599	$10,892,392
Real estate	16,890,006	15,062,677
Installment	5,729,302	5,344,638

Total	$32,667,907	$31,299,707

Net charge-offs as percent of average
loans outstanding (annualized):
Commercial	.60%	.52%
Real estate	.07%	.08%
Installment	.21%	.30%

Total	.25%	.27%

Net loan losses as a percentage of average loans (annualized) were 0.34% in the second quarter of 2004 compared to 0.29% in the second quarter 2003 and 0.17% in the first quarter of 2004. At June 30, 2004, the allowance for loan losses was 1.35% of loans, compared to 1.44% at June 30, 2003, and 1.39% at March 31, 2004. The allowance for loan losses as a percentage of non-performing loans was 201% at June 30, 2004, compared to 149% at June 30, 2003, and 159% at December 31, 2003. The allowance for loan losses as a percentage of non-performing assets was 172% at June 30, 2004, compared to 127% at June 30, 2003, and 134% at December 31, 2003.

NON-PERFORMING ASSETS

Non-performing assets are summarized as follows:
(dollar amounts in thousands)	June 30,	March 31,	December 31,	June 30,
	2004	2004	2003	2003

Non-accruing loans	$187,685	$201,805	$250,344	$241,789
Loans past due 90 days or more	37,147	34,091	35,187	35,894
Renegotiated loans	-	391	886	29,803
Other real estate	37,652	45,356	52,195	52,358

Total	$262,484	$281,643	$338,612	$359,844

Non-performing assets as a
percentage of loans and
other real estate	0.78%	0.86%	1.05%	1.13%

Non-accruing loans at June 30, 2004, decreased $54.1 million from June 30, 2003 levels and $62.7 million from year-end 2003 levels. Compared to March 31, 2004, non-accrual loans declined $14.1 million due to reduced inflows of loans into non-accrual status. At June 30, 2004, real estate loans comprised $85.1 million ($66.0 million in residential) of total non-accruing loans, with commercial loans accounting for $94.0 million and consumer loans accounting for $8.6 million. Loans past due 90 days or more increased $1.3 million compared to June 30, 2003 and $2.0 million from year-end 2003 levels. Compared to March 31, 2004, loans past due 90 days or more increased $3.1 million. Renegotiated loans decreased $29.8 million compared to June 30, 2003 and $886,000 from year-end 2003 levels. The decrease from a year ago is due primarily to a $21.9 million shared national credit, which was reclassified to non-accrual loans before being sold in the first quarter of 2004. Other real estate decreased $14.7 million from June 30, 2003, $14.5 million since December 31, 2003, and $7.7 million compared to March 31, 2004, due primarily to sales of parcels of other real estate.

INTEREST BEARING DEPOSITS IN OTHER BANKS

Interest-bearing deposits in other banks are used primarily as temporary investments and generally have short-term maturities. At June 30, 2004, this category of earning asset totaled $35.8 million compared to $154.3 million at June 30, 2003, and $96.5 million at December 31, 2003.

SECURITIES

The following table shows the carrying values of securities as follows:
(in thousands)	June 30,	December 31,	June 30,
	2004	2003	2003

Securities held to maturity:
U.S. Treasury and Federal agency securities	$30,888	$30,189	$30,566
Obligations of states and political subdivisions	751	754	1,516

Total	$31,639	$30,943	$32,082

Securities available for sale:
U.S. Treasury and Federal agency securities	$1,786,479	$2,568,163	$2,610,717
Obligations of states and political subdivisions	433,588	451,594	505,593
Mortgage-backed securities	6,196,326	5,703,057	6,031,505
Other securities	83,657	101,825	81,670
Equity securities	217,530	232,222	257,735

Total	$8,717,580	$9,056,861	$9,487,220

Total securities at June 30, 2004, declined 8% from June 30, 2003 and 4% since year-end 2003 levels. These declines are due primarily to maturities and the sale of $544 million in agency securities that served as economic hedges for the impairment of mortgage servicing rights in the first quarter of 2004. Investment securities are an important tool used to manage the interest rate sensitivity of the Company (see INTEREST RATE SENSITIVITY, Exposure to Interest Rate Movements).

LOANS HELD FOR SALE

Loans held for sale declined $256.5 million compared to June 30, 2003 and $10.7 million compared to year-end 2003. Regions securitized and sold approximately $570 million during the first quarter of 2003 and $640 million during the fourth quarter of 2003 of indirect consumer auto loans classified as loans held for sale. During the second quarter of 2004, Regions reclassified approximately $430 million in indirect consumer auto loans from loans held for sale to indirect installment loans, since Regions is no longer originating and securitizing these type loans. At June 30, 2004, the $1.2 billion in loans held for sale are mortgage loans held for sale.

MARGIN RECEIVABLES

Margin receivables at June 30, 2004, totaled $549.7 million compared to $682.4 million at June 30, 2003, and $503.6 million at December 31, 2003. Margin receivables represent funds advanced to brokerage customers for the purchase of securities that are secured by certain marketable securities held in the customer's brokerage account. The risk of loss from these receivables is minimized by requiring that customers maintain marketable securities in the brokerage account which have a fair market value substantially in excess of the funds advanced to the customer. Fluctuations in these balances are caused by trends in general market conditions, volatility in equity retail products, and investor sentiment toward economic stability.

OTHER ASSETS

Other assets decreased $622.9 million compared to June 30, 2003, and $95.2 million since year-end 2003. Significant decreases include derivative assets, receivables related to production at Morgan Keegan, and other real estate.

LIQUIDITY

GENERAL

Liquidity is an important factor in the financial condition of Regions and affects Regions' ability to meet the borrowing needs and deposit withdrawal requirements of its customers. Assets, consisting principally of loans and securities, are funded by customer deposits, purchased funds, borrowed funds and stockholders' equity.

The securities portfolio is one of Regions' primary sources of liquidity. Maturities of securities provide a constant flow of funds available for cash needs. Maturities in the loan portfolio also provide a steady flow of funds. Additional funds are provided from payments on consumer loans and one-to-four family residential mortgage loans. Historically, Regions' high levels of earnings have also contributed to cash flow. In addition, liquidity needs can be met by the purchase of funds in state and national money markets. Regions' liquidity also continues to be enhanced by a relatively stable deposit base.

The loan to deposit ratio at June 30, 2004, was 97.68% compared to 99.53% at June 30, 2003 and 98.33% at December 31, 2003.

Regions filed a $1.5 billion universal shelf registration statement in November 2001 and a $1.0 billion universal shelf registration statement in January 2001. Under these registration statements, Regions issued $600 million of subordinated notes in May 2002, $500 million of subordinated notes in February 2001 and $288 million of trust preferred securities in February 2001. Consequently, $1.1 billion of various debt securities could be subsequently issued, at market rates, under these registration statements.

Regions also has the ability to obtain additional FHLB advances subject to collateral requirements and other limitations.

In addition, Regions Bank has the requisite agreements in place to issue and sell up to $5 billion of its bank notes to institutional investors through placement agents. As of June 30, 2004, there were $400 million bank notes outstanding under this program.

Morgan Keegan maintains certain lines of credit with unaffiliated banks to manage liquidity in the ordinary course of business.

RATINGS

The table below reflects the most recent debt ratings of Regions Financial Corporation and Regions Bank by Standard & Poor's Corporation, Moody's Investors Service and Fitch IBCA:
	S&P	Moody's	Fitch

Regions Financial Corporation:
Subordinated notes	A-	A2	A
Trust preferred securities	BBB+	A2	A
Regions Bank:
Short-term certificates of deposit	A-1	P-1	F1+
Short-term debt	A-1	P-1	F1+
Long-term certificates of deposit	A+	Aa3	AA-
Long-term debt	A+	Aa3	A+

A security rating is not a recommendation to buy, sell or hold securities, and the ratings above are subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating.

DEPOSITS

Regions competes with other banking and financial services companies for a share of the deposit market. Regions' ability to compete in the deposit market depends heavily on how effectively the Company meets customers' needs. Regions employs both traditional and non-traditional means to meet customers' needs and enhance competitiveness. The traditional means include providing well-designed products, providing a high level of customer service, providing attractive pricing and expanding the traditional branch network to provide convenient branch locations for customers throughout the South. Regions also employs non-traditional approaches to enhance its competitiveness. These include providing centralized, high quality telephone banking services and alternative product delivery channels like Internet banking.

Total deposits at June 30, 2004, increased 8% compared to June 30, 2003, and 5% from year-end 2003 levels. Compared to June 30, 2003, non-interest bearing deposits, interest bearing checking, money market, and savings accounts increased $1.1 billion or 6% due to a deposit acquisition campaign. Wholesale deposits also increased from June 30, 2003 and year-end 2003 levels as they became a more attractive funding source in the quarter.

The following table presents the average rates paid on deposits by category for the six months ended June 30, 2004 and 2003:
	Average Rates Paid

	June 30,	June 30,
	2004	2003

Interest-bearing transaction accounts	0.86%	1.10%
Savings accounts	0.22	0.30
Money market savings accounts	0.62	0.81
Certificates of deposit of $100,000 or more	1.92	2.88
Other interest-bearing deposits	2.09	3.11
Total interest-bearing deposits	1.27%	1.87%

The following table presents the average amounts of deposits outstanding by category for the six months ended June 30, 2004 and 2003:
	Average Amounts Outstanding

	Six months ended June 30,
(in thousands)	2004	2003

Non-interest-bearing demand deposits	$ 5,856,875	$ 5,151,095

Interest-bearing transaction accounts	2,706,828	2,036,865
Savings accounts	1,438,443	1,417,322
Money market savings accounts	10,600,753	10,692,566
Certificates of deposit of $100,000 or more	3,696,782	3,338,815
Other interest-bearing deposits	8,567,316	9,496,294

Total interest-bearing deposits	27,010,122	26,981,862

Total deposits	$32,866,997	$32,132,957

BORROWINGS

Following is a summary of short-term borrowings:
(in thousands)	June 30,	December 31,	June 30,
	2004	2003	2003

Federal funds purchased	$1,409,985	$ 738,371	$1,999,905
Securities sold under
agreements to repurchase	2,292,187	2,293,335	2,076,275
Federal Home Loan Bank structured notes	350,000	350,000	850,000
Notes payable to unaffiliated banks	53,000	91,200	158,900
Commercial paper	-	5,500	17,250
Due to brokerage customers	442,376	544,832	591,945
Broker margin calls	36,260	68,332	118,690
Short sale liability	229,227	335,468	280,237

Total	$4,813,035	$4,427,038	$6,093,202

Net federal funds purchased and security repurchase agreements totaled $2.9 billion at June 30, 2004, compared to $3.5 billion at June 30, 2003, and $2.5 billion at year-end 2003. The level of federal funds and security repurchase agreements can fluctuate significantly on a day-to-day basis, depending on funding needs and which sources of funds are used to satisfy those needs. During the first half of 2004, net funds purchased averaged $2.9 billion compared to $2.6 billion for the same period in 2003. Other short-term borrowings and commercial paper decreased $906 million since June 30, 2003, due primarily to the extinguishment of Federal Home Loan Bank advances and declines in all major categories of other short-term borrowings. Since year-end, other short-term borrowings and commercial paper have decreased $284.5 million due primarily to declines in Morgan Keegan's lines of credit with unaffiliated banks and due to brokerage customer positions, as well as a decrease in short sale liability, which represents Regions' trading obligation to deliver certain securities at a predetermined date and price.

Long-term borrowings are summarized as follows:
(in thousands)	June 30,	December 31,	June 30,
	2004	2003	2003

6 3/8% subordinated notes	$ 600,000	$ 600,000	$ 600,000
7.00% subordinated notes	500,000	500,000	500,000
7.75% subordinated notes	100,000	100,000	100,000
Senior bank notes	400,000	400,000	-0-
Federal Home Loan Bank structured notes	1,785,000	2,835,000	3,585,000
Federal Home Loan Bank advances	768,518	806,627	115,777
Trust preferred securities	-0-	-0-	291,769
8.00% junior subordinated notes	300,708	300,731	-0-
Industrial development revenue bonds	2,000	2,000	2,200
Mark-to-market on hedged long-term debt	63,275	109,845	186,876
Other long-term debt	60,553	57,549	57,826

Total	$4,580,054	$5,711,752	$5,439,448

Long-term borrowings decreased $859.4 million since June 30, 2003 and $1.1 billion since year-end 2003 due primarily to the early retirement of Federal Home Loan Bank advances.

OTHER LIABILITIES

Other liabilities decreased $216.4 million compared to June 30, 2003, but increased $329.0 million since year-end 2003. Areas of increase since year-end include dividends and accounts payable.

STOCKHOLDERS' EQUITY

Regions' merger with Union Planters Corporation was consummated on July 1, 2004. Upon completion of the merger, both companies merged into a new holding company named Regions Financial Corporation and each share of Regions' common stock was converted into 1.2346 shares of the new company common stock. As a result of the merger, common stock and surplus as of June 30, 2004 have been adjusted to reflect the issuance of 271,573,092 shares of the new company's $0.01 par value common stock in exchange for 219,968,485 shares of Regions' $0.625 par value common stock.

Stockholders' equity was $4.4 billion at June 30, 2004. Regions' ratio of equity to total assets was 8.79% at June 30, 2004, compared to 8.82% at June 30, 2003 and 9.16% at December 31, 2003.

Prior to adjustment for the exchange of shares that occurred upon the July 1, 2004 merger with Union Planters Corporation, Regions was authorized to purchase up to 12.6 million shares of $0.625 par value common stock. During the first quarter of 2004, Regions repurchased approximately 4.2 million shares of $0.625 par value common stock at a total cost of $156.9 million. Included in the shares repurchased are 4.0 million shares of $0.625 par value common stock that were repurchased through an accelerated stock repurchase agreement entered into on March 9, 2004. Regions did not repurchase additional shares in the second quarter of 2004. On June 30, 2004, Regions retired 5,543,000 shares of $0.625 par value treasury stock. In connection with the merger, the board of directors assessed the existing repurchase authorizations of both Regions and Union Planters and authorized Regions to purchase up to 20.0 million shares of the combined company's $0.01 par value common stock.

Regions and its subsidiaries are required to comply with capital adequacy standards established by banking regulatory agencies. Currently, there are two basic measures of capital adequacy: a risk-based measure and a leverage measure.

The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in credit risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and interest rate risk, and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with specified risk-weighting factors. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. Banking organizations that are considered to have excessive interest rate risk exposure are required to maintain higher levels of capital.

The minimum standard for the ratio of total capital to risk-weighted assets is 8%. At least 50% of that capital level must consist of common equity, undivided profits and non-cumulative perpetual preferred stock, less goodwill and certain other intangibles ("Tier 1 capital"). The remainder ("Tier 2 capital") may consist of a limited amount of other preferred stock, mandatory convertible securities, subordinated debt, and a limited amount of the allowance for loan losses. The sum of Tier 1 capital and Tier 2 capital is "total risk-based capital."

The banking regulatory agencies also have adopted regulations that supplement the risk-based guidelines to include a minimum ratio of 3% of Tier 1 capital to average assets less goodwill (the "leverage ratio"). Depending upon the risk profile of the institution and other factors, the regulatory agencies may require a leverage ratio of 1% to 2% above the minimum 3% level.

The following chart summarizes the applicable bank regulatory capital requirements. Regions' capital ratios at June 30, 2004 and 2003, substantially exceeded all regulatory requirements.
		Well
	Minimum	Capitalized	Regions at	Regions at
	Regulatory	Regulatory	June 30,	June 30,
	Requirement	Requirement	2004	2003

Tier 1 capital to risk-adjusted assets	4.00%	6.00%	9.50%	9.11%
Total risk-based capital to risk-adjusted assets	8.00	10.00	14.13	13.81
Tier 1 leverage ratio	3.00	5.00	7.39	7.22

OPERATING RESULTS

Net income available to common shareholders or the first six months of 2004 totaled $325.8 million or $1.18 per diluted share, a 1% increase (on a per share diluted basis) over the same period in 2003. For the second quarter of 2004, net income available to common shareholders totaled $159.3 million ($0.58 per diluted share) compared to $164.8 million ($0.59 per diluted share) in the second quarter of 2003 and $166.6 million ($0.60 per diluted share) in the first quarter of 2004. These per share amounts have been adjusted to reflect the impact of the exchange of Regions' stock in connection with the merger with Union Planters Corporation, which occurred on July 1, 2004 (see NOTE A - Basis of Presentation). In addition, net income available to common shareholders includes the impact of EITF 03-6, which was adopted in the second quarter of 2004 (see NOTE J - Recent Accounting Pronouncements).

Annualized return on stockholders' equity for the first six months of 2004 was 15.04% compared to 15.23% for the same period in 2003. Annualized return on assets for the first six months of 2004 and 2003 was 1.35%.

NET INTEREST INCOME

The following table presents a summary of net interest income for the quarters ended June 30, 2004, March 31, 2004, and June 30, 2003.
(dollar amounts in thousands)	June 30,	March 31,	June 30,
	2004	2004	2003

Interest income	$537,880	$535,682	$561,946
Interest expense	157,017	156,685	195,645

Net interest income	380,863	378,997	366,301

Tax equivalent adjustment	16,226	16,414	16,450

Net interest income (taxable equivalent)	$397,089	$395,411	$382,751

Net interest margin	3.53%	3.56%	3.47%

Net interest income (taxable equivalent basis) for the first six months of 2004 increased $32.8 million, or 4%, compared to the same period in 2003. The increase in net interest income is due primarily to increases in average earning assets and improved spreads on these earning assets. The net yield on interest-earning assets (taxable equivalent basis) was 3.54% in the first six months of 2004 compared to 3.48% during the same period in 2003.

For the second quarter of 2004, net interest income (taxable equivalent basis) increased $14.3 million, or 4%, compared to the second quarter of 2003 due to increases in earning assets. The net yield on interest earning assets (taxable equivalent basis) was 3.53% in the second quarter of 2004 compared to 3.47% during the second quarter of 2003. The yield on interest earning assets declined 32 basis points in the second quarter of 2004, while the rate on interest bearing liabilities declined 42 basis points, compared to the second quarter of 2003.

Compared to the first quarter of 2004, net interest income (taxable equivalent basis) increased $1.7 million, or 2% annualized, due to strong earning asset growth that offset contraction in the net interest margin. The net yield on interest earning assets (taxable equivalent basis) was 3.53% in the second quarter of 2004 compared to 3.56% in the first quarter of 2004. The decline in net interest margin was due primarily to maturities of fixed rate assets. The yield on interest earning assets declined five basis points, while the rate on interest bearing liabilities declined two basis points, compared to the prior quarter.

Analysis of Changes in Net Interest Income
	Six months ended June 30,

(in thousands)	2004 over 2003

	Volume	Yield/Rate	Total

Increase (decrease) in:
Interest income on:
Loans	$37,021	$(85,454)	$(48,433)
Federal funds sold	111	(705)	(594)
Taxable securities	(6,170)	(9,129)	(15,299)
Non-taxable securities	(2,254)	660	(1,594)
Other earning assets	(240)	1,790	1,550

Total	28,468	(92,838)	(64,370)
Interest expense on:
Savings deposits	31	(579)	(548)
Other interest-bearing deposits	69	(79,553)	(79,484)
Borrowed funds	(581)	(17,413)	(17,994)

Total	(481)	(97,545)	(98,026)

Increase in net interest income	$28,949	$ 4,707	$ 33,656

Note: The change in interest due to both rate and volume has been allocated to change due to volume and change due to rate in proportion to the absolute dollar amounts of the change in each.

MARKET RISK

Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, exchange rates, commodity prices, equity prices, or the credit quality of debt securities.

The overall level of market risk taking activity within Regions has recently reached the minimum threshold level as determined by the Federal Reserve Bank which will require future compliance with the 1996 market risk amendment to the Basel Capital Accord. As a result, Regions is in process of implementing the protocols and processes necessary to meet the market risk measurement and risk management objectives of the Accord.

INTEREST RATE SENSITIVITY

Regions' primary market risk is interest rate risk, including uncertainty with respect to absolute interest rate levels as well as uncertainty with respect to relative interest rate levels which impact both the shape and the slope of the various yield curves affecting the financial products and services that the Company offers. To quantify this risk, Regions measures the change in its net interest income in various interest rate scenarios as compared to a base case scenario. Net interest income sensitivity (as measured over 12 months) is a useful short-term indicator of Regions' interest rate risk.

Sensitivity Measurement. Financial simulation models are Regions' primary tools used to measure interest rate exposure. Using a wide range of hypothetical deterministic and stochastic simulations, these tools provide management with extensive information on the potential impact to net interest income caused by changes in interest rates.

These models are structured to simulate cash flows and accrual characteristics of the many products both on and off Regions' balance sheet. Assumptions are made about the direction and volatility of interest rates, the slope of the yield curve, and about the changing composition of the balance sheet that result from both strategic plans and from customer behavior. Among the assumptions are expectations of balance sheet growth and composition, the pricing and maturity characteristics of existing business and the characteristics of future business. Interest rate related risks are expressly considered, such as pricing spreads, the lag time in pricing administered rate accounts, prepayments and other option risks. Regions considers these factors, as well as the degree of certainty or uncertainty surrounding their future behavior.

Off-balance sheet items are used to mitigate the risk of changes in the values of selected assets and liabilities resulting from changes in interest rates. The effect of these economic hedges is included in the simulations of net interest income.

The primary objectives of asset/liability management at Regions are balance sheet coordination and the management of interest rate risk in achieving reasonable and stable net interest income throughout various interest rate cycles. A standard set of alternate interest rate scenarios is compared to the results of the base case scenario to determine the extent of potential fluctuations and to establish exposure limits. The standard set of interest rate scenarios includes the traditional instantaneous parallel rate shifts of plus and minus 100 and 200 basis points. In addition, Regions includes simulations of gradual interest rate movements that may more realistically mimic potential interest rate movements. Gradual scenarios could include curve steepening, flattening, and parallel movements of various magnitudes phased in over a 6-month period.

Exposure to Interest Rate Movements. Based on the foregoing discussion, management has estimated the potential effect of shifts in interest rates on net interest income. As of June 30, 2004, Regions maintains a slightly asset sensitive position to gradual rate shifts of plus or minus 100 and 200 basis points. The following table demonstrates the expected effect that a gradual (over six months beginning at June 30, 2004 and 2003) parallel interest rate shift would have on Regions' annual net interest income. Results of the same analysis for the comparable period for 2003 are presented for comparison purposes.
Gradual	June 30, 2004		June 30, 2003

	$ Change in	% Change in	$ Change in	% Change in
Change in	Net Interest	Net Interest	Net Interest	Net Interest
Interest Rates	Income	Income	Income	Income

(in basis points)	(dollar amounts in thousands)
+200	$ 39,000	2.5%	$ (2,000)	(0.2)%
+100	24,000	1.6	(6,000)	(0.4)
-100	(7,000)	(0.5)	(9,000)	(0.7)
-200	(16,000)	(1.0)	(32,000)	(2.2)

As of June 30, 2004, Regions maintains a slightly asset sensitive position to instantaneous rate shifts of plus or minus 100 and 200 basis points. The following table demonstrates the expected effect that an instantaneous parallel rate shift would have on Regions' annual net interest income. Results of the same analysis for the comparable period of 2003 are presented for comparison purposes.
Instantaneous	June 30, 2004		June 30, 2003

	$ Change in	% Change in	$ Change in	% Change in
Change in	Net Interest	Net Interest	Net Interest	Net Interest
Interest Rates	Income	Income	Income	Income

(in basis points)	(dollar amounts in thousands)
+200	$ 44,000	2.9%	$ 22,000	1.5%
+100	25,000	1.7	8,000	0.5
-100	(16,000)	(1.1)	(26,000)	(1.8)
-200	(26,000)	(1.7)	(80,000)	(5.5)

DERIVATIVES

Regions uses financial derivative instruments for management of interest rate sensitivity. The Asset and Liability Committee in its oversight role for the management of interest rate sensitivity approves the use of derivatives in balance sheet hedging strategies. The most common derivatives the Company employs are interest rate swaps, interest rate options, forward sale commitments, and interest rate and foreign exchange forward contracts.

Interest rate swaps are contractual agreements typically entered into to exchange fixed for variable streams of interest payments. The notional principal is not exchanged but is used as a reference for the size of the interest payments. Interest rate options are contracts that allow the buyer to purchase or sell a financial instrument at a pre-determined price and time. Forward sale commitments are contractual obligations to sell money market instruments at a future date for an already agreed upon price. Foreign exchange forwards are contractual agreements to receive or deliver a foreign currency at an agreed upon future date and price.

Regions has made use of interest rate swaps and interest rate options to convert a portion of its fixed-rate funding position to a variable rate. Regions also uses derivatives to manage interest rate and pricing risk associated with its mortgage origination business. Futures contracts and forward sales commitments are used to protect the value of the loan pipeline from changes in interest rates. In the period of time that elapses between the origination and sale of mortgage loans, changes in interest rates have the potential to cause a decline in the value of the loans in this held for sale portfolio. Futures and forward sale commitment positions are used to protect the Company from the risk of such adverse changes. The change in value of the contracts used to mitigate interest rate risk is expected to be highly effective in offsetting the change in value of specific assets and liabilities over the life of the relationship.

Regions also uses derivatives to meet the needs of its customers. Interest rate swaps, interest rate options, futures and forward commitments and foreign exchange forwards are the most common derivatives sold to customers. Positions with similar characteristics are used to offset the market risk and minimize income statement volatility associated with this portfolio. Those instruments, which are used to service customers, are entered into the trading account, with changes in value recorded in the income statement.

BROKERAGE AND MARKET MAKING ACTIVITY

Morgan Keegan's business activities expose it to market risk, including its securities inventory positions and securities held for investment.

Morgan Keegan trades for its own account in corporate and tax-exempt securities and U.S. government, agency and guaranteed securities. Most of these transactions are entered into to facilitate the execution of customers' orders to buy or sell these securities. In addition, it trades certain equity securities in order to "make a market" in these securities. Morgan Keegan's trading activities require the commitment of capital. All principal transactions place the subsidiary's capital at risk. Profits and losses are dependent upon the skills of employees and market fluctuations. In some cases, in order to mitigate the risks of carrying inventory, Morgan Keegan enters into a low level of activity involving U.S. Treasury note futures.

Morgan Keegan, as part of its normal brokerage activities, assumes short positions on securities. The establishment of short positions exposes Morgan Keegan to off-balance sheet risk in the event that prices increase, as it may be obligated to cover such positions at a loss. Morgan Keegan manages its exposure to these instruments by entering into offsetting or other positions in a variety of financial instruments.

Morgan Keegan will occasionally economically hedge a portion of its long proprietary inventory position through the use of short positions in financial future contracts, which are included in securities sold, not yet purchased at market value. At June 30, 2004, Morgan Keegan had no outstanding futures contracts. The contract amounts do not necessarily represent future cash requirements.

In the normal course of business, Morgan Keegan enters into underwriting and forward and future commitments. At June 30, 2004, the contract amounts of futures contracts were $57 million to purchase and $97 million to sell U.S. Government and municipal securities. Morgan Keegan typically settles its position by entering into equal but opposite contracts and, as such, the contract amounts do not necessarily represent future cash requirements. Settlement of the transactions relating to such commitments is not expected to have a material effect on Regions' consolidated financial position. Transactions involving future settlement give rise to market risk, which represents the potential loss that can be caused by a change in the market value of a particular financial instrument. Regions' exposure to market risk is determined by a number of factors, including the size, composition and diversification of positions held, the absolute and relative levels of interest rates, and market volatility.

Interest rate risk at Morgan Keegan arises from the exposure of holding interest-sensitive financial instruments such as government, corporate and municipal bonds and certain preferred equities. Morgan Keegan manages its exposure to interest rate risk by setting and monitoring limits and, where feasible, hedging with offsetting positions in securities with similar interest rate risk characteristics. Securities inventories are marked to market, and accordingly there are no unrecorded gains or losses in value. While a significant portion of the securities inventories have contractual maturities in excess of five years, these inventories, on average, turn over in excess of twelve times per year. Accordingly, the exposure to interest rate risk inherent in Morgan Keegan's securities inventories is less than that of similar financial instruments held by firms in other industries. Morgan Keegan's equity securities inventories are exposed to risk of loss in the event of unfavorable price movements. The equity securities inventories are marked to market and there are no unrecorded gains or losses.

Morgan Keegan is also subject to credit risk arising from non-performance by trading counterparties, customers, and issuers of debt securities owned. This risk is managed by imposing and monitoring position limits, monitoring trading counterparties, reviewing security concentrations, holding and marking to market collateral and conducting business through clearing organizations that guarantee performance. Morgan Keegan regularly participates as an agent in the trading of some derivative securities for its customers; however, this activity does not involve Morgan Keegan acquiring a position or commitment in these products and this trading is not a significant portion of Morgan Keegan's business. Morgan Keegan does not participate in the trading of derivative securities that have off-balance sheet risk.

PROVISION FOR LOAN LOSSES

The provision for loan losses was $40.0 million or .25% (annualized) of average loans in the first six months of 2004 compared to $61.5 million or .40% (annualized) of average loans in the first six months of 2003. For the second quarter of 2004, the provision for loan losses was $25.0 million or .30% (annualized) of average loans compared to $30.0 million or .39% (annualized) of average loans in the second quarter of 2003 and $15.0 million or .19% (annualized) in the first quarter of 2004. The provision for loan losses recorded in the first six months and second quarter of 2004 was based on management's assessment of inherent losses associated with the loan portfolio and management's evaluation of economic conditions (see "ALLOWANCE FOR LOAN LOSSES").

NON-INTEREST INCOME

The following table presents a summary of non-interest income for the quarters ended June 30, 2004, March 31, 2004, and June 30, 2003.
	June 30,	March 31,	June 30,
(in thousands)	2004	2004	2003

Brokerage and investment banking	$128,886	$138,203	$151,811
Trust department income	21,668	20,691	16,850
Service charges on deposit accounts	73,607	71,868	72,205
Mortgage servicing and origination fees	26,246	23,491	31,757
Securities gains (losses)	149	12,803	15,799
Insurance premiums and commissions	21,645	23,155	17,654
Gain on sale of mortgage loans	46,016	41,236	37,211
Derivative income	1,799	964	8,016
Other	27,343	33,073	26,821

Total non-interest income	$347,359	$365,484	$378,124

Total non-interest income (excluding securities transactions) increased $5.9 million or 1% in the first six months of 2004 compared to the same period of 2003 due primarily to higher trust fees and gains on sale of mortgage loans, partially offset by lower brokerage and investment banking income and mortgage servicing and origination fees. On a quarterly basis, total non-interest income (excluding securities transactions) decreased $15.1 million or 4% compared to the second quarter of 2003 and $5.5 million or 6% (annualized) compared to the first quarter of 2004, due primarily to lower brokerage fees, as fixed income markets weakened compared to prior quarters.

BROKERAGE AND INVESTMENT BANKING

Brokerage and investment banking income reflected a decrease of $9.7 million in the first six months of 2004 compared to the same period in 2003 due primarily to declining private client business and weaker fixed-income markets, partially offset by increases in equity capital markets revenues in the first half of 2004. In the second quarter of 2004, brokerage and investment banking income decreased $22.9 million compared to the second quarter of 2003 and $9.3 million compared to the first quarter of 2004 due to the impact from propriety fund closing fees and stronger fixed-income markets in previous quarters.

The following table shows the breakout of revenue by division contributed by Morgan Keegan for the three months ended June 30, 2004 and March 31, 2004, and the six months ended June 30, 2004 and 2003.

Morgan Keegan
Breakout of Revenue by Division

(dollar amounts in thousands)	Private Client	Fixed-income Capital Markets	Equity Capital Markets	Regions MK Trust	Investment Advisory	Interest & Other

Three months ended June 30, 2004:
$ amount of revenue	$48,696	$50,821	$17,879	$18,246	$21,633	$12,539
% of gross revenue	28.7%	29.9%	10.5%	10.7%	12.7%	7.5%

Three months ended March 31, 2004:
$ amount of revenue	$60,064	$50,464	$15,520	$17,590	$19,792	$13,040
% of gross revenue	34.0%	28.6%	8.8%	10.0%	11.2%	7.4%

Six months ended June 30, 2004:
$ amount of revenue	$108,760	$101,285	$33,399	$35,836	$41,425	$25,579
% of gross revenue	31.4%	29.2%	9.6%	10.3%	12.0%	7.5%

Six months ended June 30, 2003:
$ amount of revenue	$92,089	$142,894	$24,471	$29,865	$30,536	$27,968
% of gross revenue	26.5%	41.1%	7.0%	8.6%	8.8%	8.0%

The following table shows the components of revenue contributed by Morgan Keegan for the three months ended June 30, 2004, March 31, 2004, and June 30, 2003.

Morgan Keegan Summary Income Statement

(dollar amounts in thousands)	Three months ended June 30, 2004	Three months ended Mar. 31, 2004	Three months ended June 30, 2003	% Change from Mar. 31, 2004	% Change from June 30, 2003

Revenues:
Commissions	$38,751	$43,965	$40,022	(11.9)%	(3.2)%
Principal transaction	48,583	53,838	72,208	(9.8)	(32.7)
Investment banking	24,944	24,545	28,933	1.6	(13.8)
Interest	11,470	12,636	12,385	(9.2)	(7.4)
Trust fees and services	18,245	17,591	14,707	3.7	24.1
Investment advisory	20,530	18,683	14,778	9.9	38.9
Other	7,291	5,212	4,927	39.9	48.0

Total revenues	169,814	176,470	187,960	(3.8)	(9.7)

Expenses:
Interest expense	5,303	7,397	6,344	(28.3)	(16.4)
Non-interest expense	133,502	135,614	142,924	(1.6)	(6.6)

Total expenses	138,805	143,011	149,268	(2.9)	(7.0)

Income before income taxes	31,009	33,459	38,692	(7.3)	(19.9)

Income taxes	11,580	12,540	14,652	(7.7)	(21.0)

Net income	$19,429	$20,919	$24,040	(7.1)%	(19.2)%

TRUST INCOME

Trust department income for the first six months of 2004 increased $8.4 million or 25% compared to the first six months of 2003 due to an increase in corporate trust revenues and higher asset values. Second quarter 2004 trust department income increased $4.8 million or 29% over the second quarter of 2003 and $1.0 million or 5% over first quarter of 2004 due to increases in fee levels and higher asset values, on which fees are based.

SERVICE CHARGES ON DEPOSIT ACCOUNTS

Service charges on deposit accounts increased $3.5 million or 3% in the first six months of 2004 over the same period in 2003 due to management's continued focus on fee collection efforts. In the second quarter of 2004, service charges on deposit accounts increased $1.4 million over the second quarter of 2003 and $1.7 million over the first quarter of 2004.

MORTGAGE SERVICING AND ORIGINATION FEES

The primary source of this category of income is Regions' mortgage banking affiliates, Regions Mortgage and EquiFirst. Regions Mortgage's primary business and source of income is the origination and servicing of conforming mortgage loans for long-term investors. EquiFirst typically originates non-conforming mortgage loans which are sold to third-party investors with servicing released. Net gains and losses related to the sale of mortgage loans are included in other non-interest income.

For the first six months of 2004, mortgage servicing and origination fees decreased $10.2 million or 17% compared to the same period of 2003 due to a decrease in production levels and fewer loans serviced. On a quarterly basis, mortgage servicing and origination fees decreased $5.5 million or 17% compared to the second quarter of 2003. Compared to the first quarter of 2004, mortgage servicing and origination fees increased $2.8 million or 47% (annualized) due to significant increases in production in the second quarter of 2004, a result of lower interest rates at the beginning of the quarter and increased production from EquiFirst. Single-family mortgage production was $2.4 billion in the second quarter of 2004, compared to $2.5 billion in the second quarter of 2003 and $1.7 billion in the first quarter of 2004. The mortgage company's servicing portfolio totaled $15.8 billion at June 30, 2004, compared to $16.6 billion at June 30, 2003, and $15.9 billion at March 31, 2004.

A summary of mortgage servicing rights, which are included in other assets in the consolidated statements of condition, is presented as follows. The balances shown represent the original amounts capitalized, less accumulated amortization and valuation adjustments, for the right to service mortgage loans that are owned by other investors. The carrying values of mortgage servicing rights are affected by various factors, including prepayments of the underlying mortgages. A significant change in prepayments of mortgages in the servicing portfolio could result in significant changes in the valuation adjustments.
	Six Months Ended
(dollar amounts in thousands)	June 30,	June 30,
	2004	2003

Balance at beginning of year	$166,346	$147,487
Additions	18,849	32,523
Amortization	(16,921)	(24,177)

	168,274	155,833
Valuation adjustment	(11,500)	(59,500)

Balance at end of period	$156,774	$ 96,333

The changes in the valuation allowance for servicing assets for the six months ended June 30, 2004 and 2003 were as follows:
	Six Months Ended
(in thousands)	June 30,	June 30,
	2004	2003

Balance at beginning of the year	$39,500	$40,500
(Recapture of) provisions for impairment valuation	(28,000)	19,000

Balance at end of the period	$11,500	$59,500

SECURITIES GAINS

Securities gains for the first six months of 2004 totaled $13.0 million compared to $25.7 million for the same period of 2003. Of the $13.0 million in 2004, $12.8 million was realized in the first quarter related to the sale of agency securities that served as economic hedges for the impairment of mortgage servicing rights.

OTHER INCOME

The components of other income consist mainly of fees and commissions, insurance premiums, customer derivative fees and gains related to the sale of mortgage loans. Other non-interest income for the first six months of 2004 increased $13.9 million over the first six months of 2003 due primarily to strong performance by Regions' insurance operations and higher gains resulting from mortgage banking activities. In the second quarter of 2004, other non-interest income increased $7.1 million over the second quarter of 2003 due to increased insurance revenues and higher gains from mortgage banking activities. Compared to the first quarter of 2004, other non-interest income decreased $1.6 million..

NON-INTEREST EXPENSE

The following table presents a summary of non-interest expense for the quarters ended June 30, 2004, March 31, 2004, and June 30, 2003.
(in thousands)	June 30,	March 31,	June 30,
	2004	2004	2003

Salaries and employee benefits	$288,194	$290,923	$288,937
Net occupancy expense	25,985	27,800	25,518
Furniture and equipment expense	19,341	18,130	20,501
(Recapture) impairment of MSRs	(40,000)	12,000	19,000
Loss on early extinguishment of debt	39,620	-0-	-0-
Other	141,589	142,247	130,029

Total non-interest expense	$474,729	$491,100	$483,985

Total non-interest expense increased $33.7 million or 4% in the first six months of 2004 compared to the same period in 2003 due primarily to increased salaries and employee benefits and merger-related and other charges. Excluding the merger-related and other charges, total non-interest expense increased $32.6 in the first six months of 2004 compared to 2003. Second quarter 2004 non-interest expense decreased $9.3 million compared to the second quarter of 2003 and $16.4 million compared to the first quarter of 2004. Excluding the merger-related and other charges, non-interest expense increased $2.0 million in the second quarter of 2004 compared to 2003 and decreased $11.8 million compared to the first quarter of 2004.

The following tables show the impact of merger related and other charges affecting the components of non-interest expense for the quarters ended June 30, 2004, March 31, 2004, and June 30, 2003. Included in merger-related and other charges is the recapture and impairment of mortgage servicing rights, loss on early extinguishment of debt, merger and other charges. Management believes the following tables are useful in evaluating trends in non-interest expense. For further discussion of non-interest expense, refer to the discussion of each component following the tables below.

Three months ended June 30, 2004
		Less: Merger-
		related and
(in thousands)	As Reported	Other Charges	As Adjusted

Salaries and employee benefits	$ 288,194	$ 1,011	$ 287,183
Net occupancy expense	25,985	-0-	25,985
Furniture and equipment expense	19,341	8	19,333
Other	141,209	6,774	134,435

Total	$ 474,729	$ 7,793	$ 466,936

Three months ended March 31, 2004
		Less: Merger-
		related and
(in thousands)	As Reported	Other Charges	As Adjusted

Salaries and employee benefits	$ 290,923	$ -0-	$ 290,923
Net occupancy expense	27,800	-0-	27,800
Furniture and equipment expense	18,130	-0-	18,130
Other	154,247	12,321	141,926

Total	$ 491,100	$ 12,321	$ 478,779

Three months ended June 30, 2003
		Less: Merger-
		related and
(in thousands)	As Reported	Other Charges	As Adjusted

Salaries and employee benefits	$ 288,937	$ -0-	$ 288,937
Net occupancy expense	25,518	-0-	25,518
Furniture and equipment expense	20,501	-0-	20,501
Other	149,029	19,000	130,029

Total	$ 483,985	$ 19,000	$ 464,985

SALARIES AND EMPLOYEE BENEFITS

Salaries and employee benefits were up $17.6 million or 3% in the first six months of 2004 compared to the same period in 2003, due to increased benefit plan costs, normal merit increases, and merger related expenses. In the second quarter of 2004, salaries and employee benefits decreased $743,000 compared to the second quarter of 2003 and $2.7 million compared to the first quarter of 2004. As of June 30, 2004, Regions had 16,506 full-time equivalent employees.

NET OCCUPANCY EXPENSE

Net occupancy expense includes rents, depreciation and amortization, utilities, maintenance, insurance, taxes and other expenses of premises occupied by Regions and its affiliates. Regions' affiliates operate banking offices in Alabama, Arkansas, Florida, Georgia, Louisiana, North Carolina, South Carolina, Tennessee, and Texas.

Net occupancy expense increased $2.6 million or 5% in the first six months of 2004 over the first six months of 2003 due to expenses related to new and acquired branch offices. Net occupancy expense in the second quarter of 2004 increased $467,000 compared to second quarter of 2003 but decreased $1.8 million compared to the first quarter of 2004.

FURNITURE AND EQUIPMENT EXPENSE

Furniture and equipment expense during the first six months of 2004 decreased $3.3 million compared to the same period in 2003 due primarily to reduced expenses related to computer equipment. In the second quarter of 2004, furniture and equipment expense decreased $1.2 million compared to the second quarter of 2003. Compared to the first quarter of 2004, furniture and equipment expense was up $1.2 million due primarily to increased computer equipment depreciation.

OTHER EXPENSES

The significant components of other expense include other non-credit losses, amortization and impairment of mortgage servicing rights and computer and other outside services. Other non-interest expense increased $16.9 million or 6% in the first six months of 2004 compared to the same period in 2003 due to increases in professional fees, origination costs associated with mortgage subsidiaries, and merger-related and other charges. In the second quarter of 2004, other non-interest expense decreased $7.8 million compared to the second quarter of 2003 and $13.0 million compared to the first quarter of 2004. Theses decreases were impacted by Regions' recapture of $40.0 million of mortgage servicing rights valuation allowance in the second quarter of 2004, as well as the impairment charges on mortgage servicing rights of $19.0 million in the second quarter of 2003 and $12.0 million in the first quarter of 2004. Also included in other non-interest expense was $39.6 million in losses incurred on the early retirement of $1.1 billion of Federal Home Loan Bank advances in the second quarter of 2004.

APPLICABLE INCOME TAXES

Income tax expense for the first six months of 2004 increased $7.4 million compared to the first six months of 2003 due to higher levels of income before taxes and a higher effective tax rate. The second quarter 2004 income tax expense increased $795,000 compared to the second quarter of 2003. Regions effective tax rate for the first six months of 2004 was 29.2% compared to 28.5% in the first six months of 2003.

From time to time Regions engages in business plans that may also have an effect on its tax liabilities. While Regions has obtained the opinion of advisors that the tax aspects of these strategies should prevail, examination of Regions' income tax returns or changes in tax law may impact the tax benefits of these plans.

Periodically, Regions invests in pass-through investment vehicles that generate tax credits, principally low-income housing credits, which directly reduce Regions' federal income tax liability. Congress has legislated these tax credit programs to encourage capital inflows to these investment vehicles. The amount of tax benefit recognized from these tax credits was $12.0 million in the first six months of 2004 and $12.4 million in the first six months of 2003. The amount of tax benefit recognized from these tax credits in the second quarter of 2004 and 2003 was $6.0 million and $6.2 million, respectively.

During the fourth quarter of 2000, Regions recapitalized a mortgage-related subsidiary by raising Tier 2 capital, which resulted in a reduction in taxable income of that subsidiary attributable to Regions. The reduction in the taxable income of this subsidiary attributable to Regions is expected to result in a lower effective tax rate applicable to the consolidated taxable income before taxes of Regions for future periods. The impact on Regions' effective tax rate applicable to consolidated income before taxes of the reduction in the subsidiary's taxable income attributable to Regions will, however, depend on a number of factors, including, but not limited to, the amount of assets in the subsidiary, the yield of the assets in the subsidiary, the cost of funding the subsidiary, possible loan losses in the subsidiary, the level of expenses of the subsidiary, the level of income attributable to obligations of states and political subdivisions, and various other factors. The amount of federal and state tax benefits recognized related to the recapitalized subsidiary was $22.3 million in the first six months of 2004 and $20.8 million in the first six months of 2003. For the second quarter of 2004, the amount of federal and state tax benefits recognized was $11.1 million compared to $10.3 million in the second quarter of 2003.

Regions has segregated a portion of its investment securities and intellectual property into separate legal entities organized in Delaware in order to, among other business purposes, protect such intangible assets from inappropriate claims of Regions' creditors, and to maximize the return on such assets by the professional and focused management thereof. Regions has recognized state tax benefits related to these legal entities of $6.7 million in the first six months of 2004 and $6.9 million in the first six months of 2003. In the second quarter of 2004, $3.6 million of state tax benefits was recognized compared to $3.5 million in the second quarter of 2003.

Regions' federal and state income tax returns for the years 1998 through 2002 are open for review and examination by governmental authorities. In the normal course of these examinations, Regions is subject to challenges from governmental authorities regarding amounts of taxes due. Regions has received notices of proposed adjustments relating to taxes due for the years 1999 through 2001, which includes proposed adjustments relating to an increase in taxable income of the mortgage-related subsidiary discussed above. Regions believes adequate provision for income taxes have been recorded for all years open for review and intends to vigorously contest the proposed adjustments. To the extent that final resolution of the proposed adjustments results in significantly different conclusions from Regions' current assessment of the proposed adjustments, Regions' effective tax rate in any given financial reporting period may be materially different from its current effective tax rate.

Item 3. Qualitative and Quantitative Disclosures about Market Risk

Reference is made to pages 37 through 40 'Market Risk' included in Management's Discussion and Analysis.

Item 4. Controls and Procedures

Based on an evaluation, as of the end of the period covered by this Form 10-Q, under the supervision and with the participation of Regions' management, including its Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer have concluded that Regions' disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) are effective. As of the end of the period covered by this report, there have been no significant changes in Regions' internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Regions' internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Issuer Purchase of Equity Securities
			Total Number of		Maximum Number
			Shares Purchased		of Shares that May
	Total Number	Average Price	As Part of Publicly		Yet Be Purchased
	of Shares	Paid Per	Announced Plans	Adjustment for	Under the Plans
Period	Purchased	Share	or Programs	Exchange Ratio(2)	or Programs(1)

April 1, 2004 -
April 30, 2004					7,057,000

May 1, 2004 -
May 31, 2004					7,057,000

June 1, 2004 -
June 30, 2004				1,655,572	8,712,572

Total				1,655,572

  On July 15, 2004, Regions' Board of Directors ratified the repurchase of up to 20.0 million shares of Regions' $0.01 par value common stock through open market transactions.
  Regions and Union Planters Corporation ("Union Planters") merged into a new holding company named Regions Financial Corporation on July 1, 2004. Each share of Regions' $0.625 par value common stock was exchanged for 1.2346 shares of the new company $0.01 par value common stock.

Item 4. Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders held June 8, 2004, the proposal to adopt the Agreement and Plan of Merger, dated as of January 22, 2004, by and between Union Planters Corporation and Regions Financial Corporation, was approved, pursuant to which Union Planters and Regions would each be merged with and into a newly-formed holding company, New Regions Financial Corporation. On the proposal, 147,811,227 shares were voted in favor, 1,253,805 shares were voted against, 1,573,997 shares abstained, and there were 37,580,187 broker non-votes.

In addition, four nominees were elected as directors of Regions to serve three-year terms. The directors elected at the 2004 Annual Meeting were Margaret H. Greene (158,119,126 votes in favor and 30,100,090 votes withheld), Carl E. Jones, Jr. (184,706,650 votes in favor and 3,512,566 votes withheld), Susan W. Matlock (185,392,915 votes in favor and 2,826,301 votes withheld), and John H. Watson (185,693,330 votes in favor and 2,525,886 votes withheld).

The stockholders also ratified the Board of Directors' selection of Ernst & Young LLP as independent auditors of the Company for the year ending December 31, 2004. On the proposal, 182,252,091 shares were voted in favor, 3,902,901 shares were voted against, 2,064,224 shares abstained, and there were no broker non-votes.

The stockholders also defeated a shareholder proposal submitted by the United Brotherhood of Carpenters Pension Fund regarding the minimum number of votes required for election of directors. On the shareholder proposal, 23,148,942 shares were voted in favor, 119,104,974 shares were voted against, 8,385,113 shares abstained, and there were 37,580,187 broker non-votes.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:
Exhibit No.	Description

3.1	Amended and restated Certificate of Incorporation as last amended effective on July 1, 2004

3.2	Bylaws as last amended effective on July 1, 2004.

31.1	Certification of chief executive officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of chief financial officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

A report on Form 8-K, dated April 16, 2004, was furnished on that date under items 9 and 12 in connection with the Registrant's results of operations for the quarter ended March 31, 2004.

A report on Form 8-K, dated May 4, 2004, was furnished on May 5, 2004, under item 9 in connection with the Registrant's presentation in Birmingham, Alabama discussing prospects of the Company.

A report on Form 8-K, dated May 21, 2004, was filed on May 24, 2004, under item 5 concerning the Registrant's settlement of previously disclosed purported stockholder class actions.

A report on Form 8-K, dated June 17, 2004, was furnished on June 18, 2004, under item 9 in connection with the Registrant's presentation in Boston, Massachusetts discussing prospects of the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned thereunto duly authorized.

Regions Financial Corporation

DATE: August 6, 2004

/s/ Ronald C. Jackson
Ronald C. Jackson
Senior Vice President and Comptroller
(Chief Accounting Officer and
Duly Authorized Officer)