Form 10-Q
period 2004-09-30
REGIONS FINANCIAL CORP
filed 2004-11-08
CIK 1281761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2004
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

The number of shares outstanding of each of the issuer's classes of common stock was 464,790,077 shares of common stock, par value $.01, outstanding as of October 31, 2004.

	REGIONS FINANCIAL COPORATION

	INDEX

		Page Number
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Consolidated Statements of Condition -
	September 30, 2004, December 31, 2003
	and September 30, 2003	4

	Consolidated Statements of Income -
	Nine months and three months ended
	September 30, 2004 and September 30, 2003	5

	Consolidated Statement of Stockholders' Equity -
	Nine months ended September 30, 2004	6

	Consolidated Statements of Cash Flows -
	Nine months ended September 30, 2004 and
	September 30, 2003	7

	Notes to Consolidated Financial Statements	8

Item 2.	Management's Discussion and Analysis of
	Financial Condition and Results of Operations	23

Item 3.	Qualitative and Quantitative Disclosures about
	Market Risk	51

Item 4.	Controls and Procedures	51

PART II.	OTHER INFORMATION

Item 2.	Issuer Purchase of Equity Securities	51

Item 6.	Exhibits and Reports on Form 8-K	52

SIGNATURES		53

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
    A materially adverse change in the financial condition of the combined company.
    Lower than expected revenues following the merger.

The words "believe," "expect," "anticipate," "project," and similar expressions signify forward-looking statements. Readers are cautioned not to place undue reliance on any forward-looking statements made by or on behalf of Regions. Any such statement speaks only as of the date the statement was made. Regions undertakes no obligation to update or revise any forward-looking statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION
(DOLLAR AMOUNTS IN THOUSANDS) (UNAUDITED)
	September 30,	December 31,	September 30,
ASSETS	2004	2003	2003

Cash and due from banks	$ 1,720,573	$ 1,255,853	$ 1,262,979
Interest-bearing deposits in other banks	135,291	96,537	194,761
Securities held to maturity	30,700	30,943	32,194
Securities available for sale	12,136,226	9,056,861	9,117,752
Trading account assets	1,184,308	816,074	776,332
Loans held for sale	1,823,037	1,241,852	1,931,014
Federal funds sold and securities
purchased under agreements to resell	571,833	577,989	452,786
Margin receivables	516,914	503,575	509,573
Loans	57,317,386	32,414,848	31,815,772
Unearned income	(220,806)	(230,525)	(231,387)

Loans, net of unearned income	57,096,580	32,184,323	31,584,385
Allowance for loan losses	(756,750)	(454,057)	(456,040)

Net loans	56,339,830	31,730,266	31,128,345
Premises and equipment	1,096,497	629,638	626,188
Interest receivable	322,734	194,501	193,573
Due from customers on acceptances	29,441	61,053	10,074
Excess purchase price	4,993,506	1,083,416	1,073,714
Mortgage servicing rights	400,950	126,846	123,902
Other identifiable intangible assets	369,739	4,068	4,403
Other assets	2,405,464	1,188,524	1,356,625

	$84,077,043	$48,597,996	$48,794,215

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Non-interest-bearing	$ 11,322,011	$ 5,717,747	$ 5,546,705
Interest-bearing	45,267,246	27,014,788	27,070,230

Total deposits	56,589,257	32,732,535	32,616,935
Borrowed Funds:
Short-term borrowings:
Federal funds purchased and securities
sold under agreements to repurchase	4,885,534	3,031,706	3,542,312
Commercial paper	-0-	5,500	13,750
Other short-term borrowings	2,006,579	1,389,832	1,406,372

Total short-term borrowings	6,892,113	4,427,038	4,962,434
Long-term borrowings	7,488,240	5,711,752	5,603,532

Total borrowed funds	14,380,353	10,138,790	10,565,966
Bank acceptances outstanding	29,441	61,053	10,074
Other liabilities	2,402,702	1,213,503	1,206,392

Total liabilities	73,401,753	44,145,881	44,399,367
Stockholders' Equity:
Preferred stock, par value $1.00 a share:
Authorized 10,000,000 shares in 2004 and 5,000,000 shares in 2003	-0-	-0-	-0-
Common stock, par value $.01 a share in 2004 and $.625 in 2003:
Authorized 1,500,000,000 shares in 2004 and
500,000,000 shares in 2003,
issued, including treasury stock,
463,765,653; 223,356,484; and
223,035,174 shares, respectively	4,638	139,598	139,397
Surplus	7,034,904	983,669	975,939
Undivided profits	3,581,794	3,329,023	3,236,285
Treasury stock, at cost -0-; 1,389,000; and 778,000 shares, respectively	-0-	(49,944)	(27,497)
Unearned restricted stock	(33,559)	(13,771)	(15,693)
Accumulated other comprehensive income	87,513	63,540	86,417

Total Stockholders' Equity	10,675,290	4,452,115	4,394,848

	$84,077,043	$48,597,996	$48,794,215

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Interest Income:
Interest and fees on loans	$720,485	$417,210	$1,545,110	$1,290,268
Interest on securities:
Taxable interest income	141,864	79,326	310,544	263,305
Tax-exempt interest income	7,215	5,972	18,165	18,516

Total Interest on Securities	149,079	85,298	328,709	281,821
Interest on loans held for sale	39,788	27,780	84,803	70,958
Interest on margin receivables	4,993	4,004	13,619	11,851
Interest on federal funds sold and securities purchased under agreements to resell	2,223	859	5,049	4,279
Interest on time deposits in other banks	315	55	355	152
Interest on trading account assets	8,794	5,715	21,594	19,524

Total Interest Income	925,677	540,921	1,999,239	1,678,853

Interest Expense:
Interest on deposits	152,841	93,384	322,893	343,468
Interest on short-term borrowings	33,122	25,940	70,930	81,080
Interest on long-term borrowings	63,811	52,721	169,653	159,225

Total Interest Expense	249,774	172,045	563,476	583,773

Net Interest Income	675,903	368,876	1,435,763	1,095,080
Provision for loan losses	43,500	30,000	83,500	91,500

Net Interest Income After Provision for Loan Losses	632,403	338,876	1,352,263	1,003,580

Non-Interest Income:
Brokerage and investment banking	122,285	140,257	389,374	417,095
Trust department income	30,386	18,168	72,745	52,124
Service charges on deposit accounts	139,286	73,641	284,761	215,571
Mortgage servicing and origination fees	53,157	29,074	102,894	89,059
Securities gains (losses)	49,937	(37)	62,889	25,660
Other	143,049	86,572	338,280	267,879

Total Non-Interest Income	538,100	347,675	1,250,943	1,067,388

Non-Interest Expense:
Salaries and employee benefits	441,946	281,666	1,021,063	843,222
Net occupancy expense	52,481	26,869	106,266	78,099
Furniture and equipment expense	32,079	20,160	69,550	60,973
Other	278,262	127,482	573,718	406,042

Total Non-Interest Expense	804,768	456,177	1,770,597	1,388,336

Income Before Income Taxes	365,735	230,374	832,609	682,632
Applicable income taxes	108,989	65,652	245,304	194,544

Net Income	$256,746	$164,722	$ 587,305	$ 488,088

Net Income Available to Common Shareholders	$255,450	$164,722	$ 581,285	$ 488,088

Average number of shares outstanding	462,606	274,733	336,096	274,227
Average number of shares outstanding-diluted	468,125	278,648	340,457	277,719
Per share:
Net income	$0.55	$0.60	$1.73	$1.78
Net income-diluted	$0.55	$0.59	$1.71	$1.76
Cash dividends declared	$0.33	$0.26	$1.00	$0.75

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(AMOUNTS IN THOUSANDS) (UNAUDITED)

	Common Stock	Surplus	Undivided Profits	Treasury Stock	Unearned Restricted Stock	Accumulated Other Comprehensive Income	Total

BALANCE AT JANUARY 1, 2004	$ 139,598	$ 983,669	$3,329,023	$ (49,944)	$(13,771)	$ 63,540	$ 4,452,115
Comprehensive Income:
Net income			587,305				587,305
Unrealized gain on available for sale securities,
net of tax and reclassification adjustment						19,083	19,083
Other comprehensive gain from derivatives, net of tax
and reclassification adjustment						4,890	4,980

Comprehensive income*			587,305			23,973	611,278
Cash dividends declared ($1.00 per common share)			(334,534)				(334,534)
Purchase of treasury stock				(156,881)			(156,881)
Retirement of treasury stock	(3,464)	(203,361)		206,825			-0-
Reclassification for exchange of 1.2346 shares of $.01
par value common stock for 1 share of $.625 par
value common stock in connection with merger	(134,765)	134,765					-0-
Common stock transactions:
Stock issued for acquisitions	1,903	6,028,077					6,029,980
Stock options exercised	895	76,148					77,043
Stock issued to employees under incentive plan	471	16,764			(26,904)		(9,669)
Settlement of accelerated stock repurchase agreement		(1,158)					(1,158)
Amortization of unearned restricted stock					7,116		7,116

BALANCE AT SEPTEMBER 30, 2004	$ 4,638	$7,034,904	$3,581,794	$ -0-	$(33,559)	$ 87,513	$10,675,290

Disclosure of reclassification amount:
Unrealized holding gains, net of ($33,581) in income taxes,
on available for sale securities arising during period						$ 59,961
Less: Reclassification adjustment, net of ($22,011) in
income taxes, for net gains realized in net income						40,878
Unrealized holding gain on derivatives, net of ($3,240) in
income taxes						5,375
Less: Reclassification adjustment, net of ($261) in income
taxes, for amortization of cash flow hedges						485

Comprehensive income, net of ($14,549) in income taxes						$ 23,973

*Comprehensive income for the nine months ended September 30, 2003 was $410.4 million.
*Comprehensive income for the three months ended September 30, 2004 was $384.6 million compared to $110.5 million for the three months ended September 30, 2003.

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (DOLLAR AMOUNTS IN THOUSANDS) (UNAUDITED)

Nine Months Ended
September 30,

Operating Activities:	2004	2003

Net income	$ 587,305	$ 488,088
Adjustments to reconcile net cash provided by (used in) operating activities
Gain on securitization of auto loans	-0	-	(6,830)
Loss on early extinguishment of debt	-0	-	20,580
Depreciation and amortization of premises and equipment	57,344	50,068
Provision for loan losses	83,500	91,500
Net amortization of securities	19,872	20,637
Amortization of loans and other assets	62,474	64,227
Impairment (recapture) of mortgage servicing rights	50,000	(1,000)
Amortization of deposits and borrowings	544	714
Provision for losses on other real estate	1,110	2,532
Deferred income tax expense (benefit)	34,661	(8,423)
Loss (gain) on sale of premises and equipment	223	(52)
Realized securities gains	(62,889)	(25,660)
(Increase) decrease in trading account assets	(2,860)	9,660
Decrease (increase) in loans held for sale	686,449	(1,002,852)
Proceeds from securitization of loans held for sale	-0	-	576,517
Increase in margin receivables	(13,339)	(77,236)
Decrease in interest receivable	27,040	48,515
Increase in other assets	(891,422)	(101,061)
Increase (decrease) in other liabilities	330,064	(38,630)
Other	(2,553)	6,048

Net Cash Provided By Operating Activities	967,523	117,342

Investing Activities:
Net increase in loans	(2,723,467)	(671,450)
Proceeds from sale of securities available for sale	3,024,479	338,848
Proceeds from maturity of securities held to maturity	1,531	812
Proceeds from maturity of securities available for sale	2,655,074	3,962,644
Purchases of securities held to maturity	(1,838)	(251)
Purchases of securities available for sale	(3,297,813)	(4,578,934)
Net decrease in interest-bearing deposits in other banks	91,572	108,801
Proceeds from sale of premises and equipment	10,381	9,782
Purchases of premises and equipment	(89,253)	(47,955)
Net decrease in customers' acceptance liability	31,612	50,246
Acquisitions net of cash acquired	(5,094,508)	-0	-

Net Cash Used By Investing Activities	(5,392,230)	(827,457)

Financing Activities:
Net increase (decrease) in deposits	952,914	(309,980)
Net (decrease) increase in short-term borrowings	(756,903)	876,977
Proceeds from long-term borrowings	333,328	611,870
Payments on long-term borrowings	(1,228,906)	(415,027)
Net decrease in bank acceptance liability	(31,612)	(50,246)
Issuance of stock for acquisition	6,029,980	-0	-
Cash dividends	(334,534)	(204,460)
Purchases of treasury stock	(158,039)	(27,497)
Proceeds from exercise of stock options	77,043	31,919

Net Cash Provided By Financing Activities	4,883,271	513,556

Increase (decrease) in Cash and Cash Equivalents	458,564	(196,559)
Cash and Cash Equivalents, Beginning of Period	1,833,842	1,912,324

Cash and Cash Equivalents, End of Period	$ 2,292,406	$ 1,715,765

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

NOTE A - Basis of Presentation

The accounting and reporting policies of Regions Financial Corporation ("Regions" or the "Company"), conform with accounting principles generally accepted in the United States and with general financial services industry practices. Regions provides a full range of banking and bank-related services to individual and corporate customers through its subsidiaries and branch offices located primarily in Alabama, Arkansas, Florida, Georgia, Illinois, Indiana, Iowa, Kentucky, Louisiana, Mississippi, Missouri, North Carolina, South Carolina, Tennessee and Texas. The Company is subject to intense competition from other financial institutions and is also subject to the regulations of certain government agencies and undergoes periodic examinations by those regulatory authorities.

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with the instructions for Form 10-Q, and, therefore, do not include all information and notes to the financials necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States. These financial statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included under Item 8 of the Annual Report on Form 10-K. It is management's opinion that all adjustments, consisting of only normal and recurring items necessary for a fair presentation, have been included. Please also refer to "Critical Accounting Policies" included in Management's Discussion and Analysis.

Regions and Union Planters Corporation ("Union Planters") merged into a new holding company named Regions Financial Corporation on July 1, 2004. Each share of Regions' $0.625 par value common stock was exchanged for 1.2346 shares of the new company $0.01 par value common stock. Union Planters' results of operations were included in Regions' results beginning July 1, 2004. All historical per share amounts for periods presented in this Form 10-Q have been adjusted to reflect the impact of the exchange of Regions' common stock, which occurred on July 1, 2004.

Certain amounts in prior periods have been reclassified to conform to the current period presentation.

NOTE B - Union Planters Merger

On July 1, 2004, the Company completed its merger with Union Planters Corporation, headquartered in Memphis, Tennessee. Both companies merged into a new holding company named Regions Financial Corporation upon completion of the transaction. In the transaction, each share of Union Planters Corporation common stock was converted into one share of the new company $0.01 par value common stock and each share of Regions' $0.625 par value common stock was converted into 1.2346 shares of the new company $0.01 par value common stock. The merger was accounted for as a purchase of Union Planters for accounting and financial reporting purposes. As a result, Union Planters' results of operations were included in the Company's results beginning July 1, 2004. Additional information about the reasons for the merger and factors that contributed to the purchase price are included in Regions' Form S-4 filed as of April 29, 2004.

In connection with the merger, Regions Financial Corporation issued a total of 461,842,025 shares of common stock. The table below provides a summary of the number of shares issued upon the completion of the merger:
Shares Issued on July 1, 2004

Union Planters common shares outstanding	190,268,933
Regions common shares outstanding (adjusted for 1.2346 exchange ratio)	271,573,092

Total Regions common stock issued	461,842,025

The merger is being accounted for in accordance with Statement of Financial Accounting Standards No. 141, "Business Combinations." Accordingly, the purchase price was preliminarily allocated to the assets acquired and liabilities assumed based on their estimated fair values at the merger date, as summarized below. The final allocation of the purchase price will be adjusted after completion of additional analysis relating to the fair values of Union Planters' tangible and identifiable intangible assets and liabilities, and final decisions regarding integration activities.
(in thousands, except share and per share amounts)

Purchase price:
Regions shares issued to Union Planters common shareholders		190,268,933
Average Regions share price over four days surrounding
announcement of merger	$38.61
Regions exchange ratio	1.2346	$31.27

Purchase price for Union Planters' common shares		$5,950,335
Transaction costs		32,020
Estimated fair value of Union Planters' stock options		79,645

Purchase price		$6,062,000

Net assets acquired:
Union Planters' shareholders' equity	$2,937,936

Less Union Planters' excess purchase price and other intangibles	(896,140)	(2,041,796)

Excess of purchase price over carrying value of assets acquired		4,020,204

Estimated adjustments to reflect fair value of assets acquired and liabilities assumed:
Loans, net of unearned income		(126,701)
Premises and equipment		36,778
Core deposit intangibles		(368,017)
Mortgage servicing rights		5,659
Other assets		685
Deferred income taxes		18,709
Other liabilities		82,628
Interest-bearing deposits		27,336
Short-term borrowings		14,822
Long-term borrowings		180,293

Excess purchase price		$3,892,396

Unaudited Pro Forma Combined Condensed Consolidated Financial Information

The following unaudited pro forma combined condensed consolidated financial information presents the results of operations of the Company as though the merger had been completed as of the beginning of each period reported below.
	Three Months
	Ended	Nine Months Ended
(in thousands, except per share amounts)	September 30,	September 30,

	2003	2004	2003

Net interest income	$678,625	$1,986,568	$2,042,853
Provision for loan losses	69,000	264,247	225,149
Non-interest income	515,424	1,613,232	1,747,067
Non-interest expense	699,677	2,371,967	2,331,310

Income before income taxes	425,372	963,586	1,233,461
Applicable income taxes	122,805	278,769	327,438

Net income	$302,567	$ 684,817	$ 906,023

Net income available to common shareholders	$302,373	$ 678,722	$ 905,428

Per share:
Net income	$ 0.64	$ 1.47	$ 1.92
Net income - diluted	$ 0.64	$ 1.45	$ 1.90
Average common shares issued and outstanding	469,420	462,082	471,069
Average diluted common shares issued and outstanding	476,055	467,333	476,813

The following table summarizes the assets acquired and liabilities assumed in connection with the merger with Union Planters effective July 1, 2004.
(dollar amounts in thousands)
July 1, 2004

Cash and due from banks	$ 805,252
Interest-bearing deposits	130,326
Securities available for sale	5,386,696
Trading account assets	346,933
Loans held for sale	1,267,634
Fed funds sold and securities purchased
under agreements to resell	162,238
Loans, net of unearned income	22,272,663
Allowance for loan losses	(303,144)
Premises and equipment	445,554
Excess purchase price	3,892,396
Mortgage servicing rights	353,599
Other identifiable intangible assets	368,017
Other assets	533,881
Deposits	22,903,264
Borrowings	5,888,159
Other liabilities	808,624

NOTE C - Earnings Per Share

In connection with Regions' adoption, in the second quarter of 2004, of EITF Issue No. 03-6 ("EITF 03-6"), "Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share," Regions began using the two-class method to calculate earnings per share. The requirements of EITF 03-6 and the two-class method have been applied to all periods presented. Under the two-class method, Regions allocated a portion of net income to the forward agreement entered into in connection with the accelerated stock purchase agreement executed on March 9, 2004 and settled on August 18, 2004. The following table sets forth the computation of basic net income per share and diluted net income per share.

	Three Months Ended September 30,		Nine Months Ended September 30,

(in thousands, except per share amounts)	2004	2003	2004	2003

Numerator:
For basic net income per share and
diluted net income per share, net
income	$256,746	$164,722	$587,305	$488,088
Net income allocable to equity forward
agreement	(1,296)	-	(6,020)	-

For basic net income per share and
diluted net income per share, net
income available to common
shareholders	$255,450	$164,722	$581,285	$488,088

Denominator:
For basic net income per share --
Weighted average shares outstanding	462,606	274,733	336,096	274,227
Effect of dilutive securities --
Stock options	5,519	3,915	4,361	3,492

For diluted net income per share	468,125	278,648	340,457	277,719

Basic net income per share	$0.55	$0.60	$1.73	$1.78
Diluted net income per share	0.55	0.59	1.71	1.76

EITF 03-6 impacted earnings per share for the three months ended March 31, 2004. The impact of EITF 03-6 on the three months ended March 31, 2004 has been included in the earnings per share calculation for the nine months ended September 30, 2004. For the three months ended March 31, 2004, Regions reported net income of $168,535,000, basic earnings per share of $0.62, and diluted earnings per share of $0.61 (after adjusting per share amounts to reflect the impact of the exchange of Regions' common stock on July 1, 2004, as described in NOTE A). As a result of retroactively applying EITF 03-6, net income was adjusted by $1,963,000 to arrive at net income available to common shareholders of $166,572,000 for the three months ended March 31, 2004. The resulting restated basic and diluted earnings per share for the three months ended March 31, 2004 are $0.61 and $0.60, respectively. EITF 03-6 had no impact on the three or nine months ended September 30, 2003.

NOTE D - Stock-Based Compensation

Statement of Financial Accounting Standards No. 123, "Accounting and Disclosure of Stock-Based Compensation" ("Statement 123") allows for the option of continuing to follow Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees", and the related interpretations, or selecting the fair value method of expense recognition as described in Statement 123. The Company has elected to follow APB 25 in accounting for its employee stock options. Pro forma net income and net income per share data is presented below for the three and nine months ended September 30, 2004 and 2003, as if the fair-value method had been applied in measuring compensation costs:
(in thousands, except per share amounts)	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,

	2004	2003	2004	2003

Net income available to common
shareholders	$255,450	$164,722	$581,285	$488,088
Add: Stock-based compensation expense
included in net income, net of related
tax effects	2,273	1,654	4,626	5,675
Less: Total stock-based compensation
expense based on fair value method for
all awards, net of related tax effects	(4,867)	(4,201)	(11,799)	(12,460)

Pro forma net income available to
common shareholders	$252,856	$162,175	$574,112	$481,303

Per share:
Net income	$0.55	$0.60	$1.73	$1.78
Net income-diluted	0.55	0.59	1.71	1.76
Pro forma net income	0.55	0.59	1.71	1.76
Pro forma net income-diluted	0.54	0.58	1.69	1.73

The weighted average fair value of options granted was $3.97 and $3.74 for the three months and nine months ended September 30, 2004, respectively, and $3.98 and $3.67 for the three months and nine months ended September 30, 2003, respectively. The fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2004 and 2003:
	2004	2003

Expected Dividend Yield	4.40%	3.70%
Expected Option Life (in years)	5.0	5.0
Expected Volatility	21.0%	21.8%
Risk-Free Interest Rate	3.6%	2.8%

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

Nine months ended September 30, 2004

	Total Banking

(in thousands)	Community Banking	Treasury	Combined	Mortgage Banking

Net interest income	$1,154,356	$ 255,297	$1,409,653	$ 57,049
Provision for loan losses	76,613	2,690	79,303	168
Non-interest income	338,496	44,866	383,362	270,734
Non-interest expense	824,146	76,307	900,453	279,451
Income taxes (benefit)	207,167	82,937	290,104	18,675

Net income (loss)	$ 384,926	$ 138,229	$523,155	$ 29,489

Average assets	$35,122,741	$17,010,549	$52,133,290	$2,160,513

(in thousands)	Investment Banking/ Brokerage/ Trust	Insurance	Other	Total Company

Net interest income	$ 18,787	$ 1,715	$ (51,441)	$1,435,763
Provision for loan losses	-0-	-0-	4,029	83,500
Non-interest income	485,044	65,587	46,216	1,250,943
Non-interest expense	408,391	49,580	132,722	1,770,597
Income taxes (benefit)	35,619	6,570	(105,664)	245,304

Net income (loss)	$ 59,821	$ 11,152	$ (36,312)	$587,305

Average assets	$2,675,746	$137,584	$3,959,271	$61,066,404

Nine months ended September 30, 2003

	Total Banking

(in thousands)	Community Banking	Treasury	Combined	Mortgage Banking

Net interest income	$859,374	$ 199,137	$1,058,511	$ 41,766
Provision for loan losses	85,758	2,566	88,324	43
Non-interest income	257,605	25,673	283,278	258,781
Non-interest expense	646,340	45,538	691,878	199,420
Income taxes (benefit)	125,046	66,265	191,311	36,390

Net income (loss)	$ 259,835	$ 110,441	$370,276	$64,694

Average assets	$26,399,660	$14,833,990	$41,233,650	$1,598,063

(in thousands)	Investment Banking/ Brokerage/ Trust	Insurance	Other	Total Company

Net interest income	$ 16,626	$ 1,615	$(23,438)	$1,095,080
Provision for loan losses	-0-	-0-	3,133	91,500
Non-interest income	486,573	55,381	(16,625)	1,067,388
Non-interest expense	403,657	41,008	52,373	1,388,336
Income taxes (benefit)	37,383	5,598	(76,138)	194,544

Net income (loss)	$ 62,159	$ 10,390	$(19,431)	$488,088

Average assets	$2,482,305	$122,154	$2,975,181	$48,411,353

Three months ended September 30, 2004

	Total Banking

(in thousands)	Community Banking	Treasury	Combined	Mortgage Banking

Net interest income	$545,555	$ 116,106	$661,661	$ 28,930
Provision for loan losses	41,233	15	41,248	138
Non-interest income	173,400	31,675	205,075	110,383
Non-interest expense	395,468	16,833	412,301	166,424
Income taxes (benefit)	101,970	49,100	151,070	(9,251)

Net income (loss)	$ 180,284	$ 81,833	$262,117	$(17,998)

Average assets	$50,641,187	$21,884,493	$75,525,680	$3,489,596

(in thousands)	Investment Banking/ Brokerage/ Trust	Insurance	Other	Total Company

Net interest income	$ 7,380	$ 645	$(22,713)	$675,903
Provision for loan losses	-0-	-0-	2,114	43,500
Non-interest income	162,866	22,040	37,736	538,100
Non-interest expense	139,274	16,086	70,683	804,768
Income taxes (benefit)	11,499	2,406	(46,735)	108,989

Net income (loss)	$ 19,473	$ 4,193	$(11,039)	$256,746

Average assets	$2,944,200	$151,040	$5,538,002	$84,648,518

Three months ended September 30, 2003

	Total Banking

(in thousands)	Community Banking	Treasury	Combined	Mortgage Banking

Net interest income	$299,155	$ 59,466	$358,621	$ 17,564
Provision for loan losses	27,522	40	27,562	(514)
Non-interest income	87,349	-0-	87,349	90,799
Non-interest expense	215,231	28,951	244,182	47,706
Income taxes (benefit)	47,240	11,428	58,668	20,892

Net income (loss)	$ 96,511	$ 19,047	$115,558	$40,279

Average assets	$26,340,312	$15,177,524	$41,517,836	$1,868,408

(in thousands)	Investment Banking/ Brokerage/ Trust	Insurance	Other	Total Company

Net interest income	$ 5,177	$ 540	$(13,026)	$368,876
Provision for loan losses	-0-	-0-	2,952	30,000
Non-interest income	164,060	18,980	(13,513)	347,675
Non-interest expense	134,507	13,712	16,070	456,177
Income taxes (benefit)	13,044	2,088	(29,040)	65,652

Net income (loss)	$ 21,686	$ 3,720	$(16,521)	$164,722

Average assets	$2,071,299	$126,728	$3,050,839	$48,635,110

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

Loan commitments totaled $15.5 billion at September 30, 2004, and $7.3 billion at September 30, 2003. Standby letters of credit were $2.3 billion at September 30, 2004, and $1.3 billion at September 30, 2003. Commitments under commercial letters of credit used to facilitate customers' trade transactions were $147.2 million at September 30, 2004, and $36.6 million at September 30, 2003.

The Company and its affiliates are subject to litigation and claims arising out of the normal course of business. Based on consultation with legal counsel, management is of the opinion that the outcome of pending and threatened litigation will not have a material effect on Regions' consolidated financial statements.

NOTE G - Derivative Financial Instruments

Regions maintains positions in derivative financial instruments to manage interest rate risk, to facilitate asset/liability management strategies, and to manage other risk exposures. The most common derivative instruments are forward rate agreements, interest rate swaps, and put and call options. For those derivative contracts that qualify for special hedge accounting treatment, according to Statement of Financial Accounting Standards No. 133 ("Statement 133"), Regions designates the hedging instrument as either a cash flow or fair value hedge. The accounting policies associated with derivative financial instruments are discussed further in Note A to the Consolidated Financial Statements included under Item 8 of the Annual Report on Form 10-K.

Regions utilizes certain derivative instruments to hedge the variability of interest cash flows on debt instruments. On July 1, 2004, Regions also designated several interest rate swaps to hedge the variability of future cash flows associated with certain variable-rate loans. These interest rate swaps and variable-rate loans were acquired in the merger with Union Planters. To the extent that the hedge of future cash flows is effective, changes in the fair value of the derivative are recognized as a component of other comprehensive income in stockholders' equity. At September 30, 2004, Regions reported a $3.0 million loss in accumulated other comprehensive income related to cash flow hedges of debt instruments. The Company will amortize this loss into earnings in conjunction with the recognition of interest payments on the debt instruments through 2011. At September 30, 2004, Regions also reported a $4.4 million gain in accumulated other comprehensive income related to cash flow hedges of variable-rate loans. To the extent that the hedge of future cash flows is ineffective, changes in the fair value of the derivative are recognized in earnings as a component of other non-interest expense. For the nine months ended September 30, 2004, there was a gain of $289,000 related to hedge ineffectiveness recognized in other non-interest expense attributable to cash flow hedges on variable-rate loans.

Regions hedges the changes in the fair value of assets using forward contracts, which represent commitments to sell money market instruments at a future date at a specified price or yield. The contracts are utilized by the Company to hedge interest rate risk positions associated with the origination of mortgage loans held for sale. The Company is subject to the market risk associated with changes in the value of the underlying financial instrument, as well as the risk that the other party will fail to perform. For the nine months ended September 30, 2004, Regions recognized a net loss of $839,000 associated with these instruments.

Regions has also entered into interest rate swap agreements converting a portion of its fixed rate long-term debt to floating rate. In addition to the hedges previously designated by Regions, Regions also designated several interest rate swaps acquired in the merger with Union Planters as fair value hedges on July 1, 2004. These interest rate swaps are converting portions of the fixed rate long-term debt acquired in the merger with Union Planters to floating rate. The fair values of the derivative instruments used in these fair value hedges are included in other assets on the statements of financial condition. For the nine months ended September 30, 2004, there was no ineffectiveness recognized in other non-interest expense attributable to these fair value hedges.

During the first six months of 2004, Regions sold Eurodollar futures contracts to hedge the fair value of a pool of highly correlated indirect auto loans. For the nine months ended September 30, 2004, an $89,000 loss was recorded in earnings due to hedging ineffectiveness. This hedge relationship was terminated on July 1, 2004, and Regions entered into offsetting futures contracts. The futures contracts previously used to hedge the indirect auto loans, as well as the offsetting futures contracts, are now classified as trading. As a result, the notional amount of futures contracts increased significantly since June 30, 2004.

The Company also maintains a derivatives trading portfolio of interest rate swaps, option contracts and futures and forward commitments used to meet the needs of its customers. The portfolio is used to generate trading profit and help clients manage interest rate risk. The Company is subject to the risk that a counterparty will fail to perform. These trading derivatives are recorded in other assets and other liabilities. The net fair value of the derivatives trading portfolio at September 30, 2004, was an asset of $31.7 million.

Foreign currency contracts involve the exchange of one currency for another on a specified date and at a specified rate. These contracts are executed on behalf of the Company's customers and are used to manage fluctuations in foreign exchange rates. The notional amount of forward foreign exchange contracts totaled $9 million at September 30, 2004 and $8 million at September 30, 2003. The Company is subject to the risk that a counterparty will fail to perform.

In the normal course of business, Regions' brokerage subsidiary enters into underwriting and forward and future commitments. At September 30, 2004, the contract amount of future contracts was $78 million to purchase and $215 million to sell U.S. Government and municipal securities. The brokerage subsidiary typically settles its position by entering into equal but opposite contracts and, as such, the contract amounts do not necessarily represent future cash requirements. Settlement of transactions relating to such commitments is not expected to have a material effect on the subsidiary's financial position. Transactions involving future settlement give rise to market risk, which represents the potential loss that can be caused by a change in the market value of a particular financial instrument. The exposure to market risk is determined by a number of factors, including size, composition and diversification of positions held, the absolute and relative levels of interest rates and market volatility.

Regions' derivative financial instruments are summarized as follows:
	Other Than Trading Derivatives
	As of September 30, 2004

(dollar amounts in millions)	Notional Amount	Fair Value	Receive	Pay	Average Maturity in Years

Asset hedges:
Fair value hedges:
Forward sale commitments	$ 1,297	$ 9			0.1
Mortgage-backed security options	65	-			0.1

Total asset hedges	$ 1,362	$ 9			0.1

Liability hedges:
Fair value hedges:
Interest rate swaps	$4,548	$ 224	4.75%	2.13%	6.7

Total liability hedges	$4,548	$ 224			6.7

	As of September 30, 2003

(dollar amounts in millions)	Notional Amount	Fair Value	Receive	Pay	Average Maturity in Years

Asset hedges:
Fair value hedges:
Forward sale commitments	$ 186	$ -			0.2

Total asset hedges	$ 186	$ -			0.2

Liability hedges:
Fair value hedges:
Interest rate swaps	$3,438	$193	4.52%	1.44%	6.1
Interest rate options	750	-			1.8

Total liability hedges	$4,188	$193			5.4

	Derivative Financial Instruments
	As of September 30,

	2004			2003

	Contract or Notional Amount			Contract or Notional Amount

	Other			Other
	Than		Credit Risk	Than		Credit Risk
	Trading	Trading	Amount*	Trading	Trading	Amount*

	(in millions)
Interest rate swaps	$ 4,548	$7,778	$ 164	$ 3,438	$5,528	$149
Interest rate options	-0-	1,198	-0-	750	787	-0-
Futures and forward
commitments	1,297	10,670	-0-	186	1,495	-0-
Mortgage-backed
security options	65	-0-	-0-
Foreign exchange
forwards	-0-	9	-0-	-0-	8	-0-

Total	$ 5,910	$19,655	$ 164	$ 4,374	$7,818	$149

The following table is a summary of Regions' derivative financial instruments as of June 30, 2004 and 2003, and is presented for comparison purposes.
	Derivative Financial Instruments
	As of June 30,

	2004			2003

	Contract or Notional Amount			Contract or Notional Amount

	Other			Other
	Than		Credit Risk	Than		Credit Risk
	Trading	Trading	Amount*	Trading	Trading	Amount*

	(in millions)
Interest rate swaps	$ 2,388	$6,159	$ 66	$ 3,488	$5,096	$171
Interest rate options	250	995	-0-	1,400	556	-0-
Futures and forward
commitments	2,201	2,442	-0-	515	760	1
Foreign exchange
forwards	-0-	9	-0-	-0-	9	-0-

Total	$ 4,839	$9,605	$ 66	$ 5,403	$6,421	$172

*Credit Risk Amount is defined as all positive exposures not collateralized with cash on deposit. Any credit risk arising under option contracts is combined with swaps to reflect netting agreements.

NOTE H - Pension and Postretirement Benefits

The following table provides the net pension cost and postretirement benefit cost recognized for the nine months ended September 30, 2004 and 2003:
	Pension Cost		Postretirement Benefit Cost

(in thousands)	Nine Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

Service cost	$ 11,448	$ 9,781	$ 1,621	$ 1,339
Interest cost	17,160	15,830	1,848	1,039
Expected return on plan assets	(18,584)	(16,027)	(278)	-0-
Net amortization	6,676	5,421	697	177

Net periodic pension expense	$ 16,700	$ 15,005	$ 3,888	$ 2,555

The following table provides the net pension cost and postretirement benefit cost recognized for the three months ended September 30, 2004 and 2003:
	Pension Cost		Postretirement Benefit Cost

(in thousands)	Three Months Ended September 30,		Three Months Ended September 30,

	2004	2003	2004	2003

Service cost	$ 3,931	$ 3,247	$ 557	$ 446
Interest cost	5,827	5,256	842	346
Expected return on plan assets	(6,196)	(5,322)	(192)	-0-
Net amortization	2,225	1,800	233	59

Net periodic pension expense	$ 5,787	$ 4,981	$ 1,440	$ 851

NOTE I - Recent Accounting Pronouncements

In December 2003, President Bush signed into law a bill that expands Medicare benefits, primarily adding a prescription drug benefit for Medicare-eligible retirees beginning in 2006. The law also provides a federal subsidy to companies which sponsor postretirement benefit plans that provide prescription drug coverage. FASB Staff Position 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" permitted deferring the recognition of the new Medicare provisions' impact due to lack of specific authoritative guidance on accounting for the federal subsidy. The Company elected to defer accounting for the effects of this new legislation until the specific authoritative guidance was issued. During the second quarter of 2004, the FASB issued FASB Staff Position 106-2 ("FSP 106-2"), "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." FSP 106-2 provides the final accounting and disclosure requirements related to the new Medicare provisions and was effective for the first interim period beginning after June 15, 2004. The adoption of FSP 106-2 did not have a material effect on Regions' financial position or results of operations.

At its March 31, 2004 meeting, the FASB ratified several consensuses reached by the Emerging Issues Task Force in EITF Issue No. 03-1 ("EITF 03-1"), "The Meaning of Other-Than-Temporary Impairments and Its Application to Certain Investments." The consensuses ratified include application guidance for determining whether an other-than-temporary impairment has occurred on certain investments. The application guidance in EITF 03-1 was initially effective in reporting periods beginning after June 15, 2004. On September 15, 2004, the FASB issued proposed FASB Staff Position EITF Issue 03-1-a ("FSP 03-1-a") to address the application of EITF 03-1 to debt securities that are impaired solely because of interest-rate and/or sector-spread increases and that are analyzed for impairment under paragraph 16 of EITF 03-1. FSP 03-1-a would be effective for other than temporary impairment evaluations of interest-rate impaired and sector-spread impaired debt securities that are analyzed under paragraph 16 of EITF 03-1 on the last reporting date for the reporting periods ending after the final FSP is posted to the FASB website. On September 30, 2004, the FASB issued FASB Staff Position 03-1-1, which delayed the effective date of paragraphs 10-20 of EITF Issue 03-1. Application of those paragraphs is deferred pending issuance of proposed FSP 03-1-a. Regions is currently assessing the potential impact of the application guidance in EITF 03-1 and the proposed FSP 03-1-a on its securities portfolio.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following discussion and financial information is presented to aid in understanding Regions Financial Corporation's ("Regions" or the "Company") financial position and results of operations. The emphasis of this discussion will be on the nine and three months ended September 30, 2004, as compared to the nine and three months ended September 30, 2003, and the three months ended June 30, 2004.

Comparisons with the prior periods are significantly impacted by the merger with Union Planters Corporation ("Union Planters"), consummated on July 1, 2004, and accounted for as a purchase (see "NOTE B - Union Planters Merger").

CORPORATE PROFILE

Regions' primary business is providing traditional commercial and retail banking services to customers throughout the South, Midwest and Texas. Regions has two principal banking subsidiaries. Regions Bank, operates as an Alabama state-chartered bank with branch offices in Alabama, Arkansas, Florida, Georgia, Louisiana, North Carolina, South Carolina, Tennessee and Texas. Union Planters Bank, National Association, operates in Alabama, Arkansas, Florida, Illinois, Indiana, Iowa, Kentucky, Louisiana, Mississippi, Missouri, Tennessee and Texas.

In addition to providing traditional commercial and retail banking services, Regions provides other financial services in the fields of investment banking, asset management, trust, mutual funds, securities brokerage, mortgage banking, insurance, leasing, and other specialty financing. Regions has no foreign banking operations, although it maintains an international department to assist customers with their foreign transactions. Regions provides investment banking and brokerage services from 145 offices of Morgan Keegan & Company, Inc. ("Morgan Keegan"), one of the largest investment firms based in the South. Regions' mortgage banking operations, Regions Mortgage and EquiFirst Corporation ("EquiFirst"), provide residential mortgage loan origination and servicing activities for customers. The conforming mortgage operations for Regions Bank and Union Planters Bank, N.A. were merged together in the third quarter of 2004 and are operating as Regions Mortgage, which services approximately $39.3 billion in mortgage loans. Regions provides full-line insurance brokerage services through Rebsamen Insurance, Inc., one of the 50 largest insurance brokers in the country. Credit life insurance services for customers are provided through other of Regions' affiliates. Regions also offers, through Capital Factors, Inc., based in Boca Raton, Florida, receivable-based commercial financing and related fee-based credit, collection and management information services. In addition, Strategic Outsourcing, Inc., based in Charlotte, North Carolina, provides professional employment services such as payroll administration, tax reporting, compliance, workers' compensation, insurance and benefits management.

Regions' profitability, like that of many other financial institutions, is dependent on its ability to generate revenue from net interest income and non-interest income sources. Net interest income is the difference between the interest income Regions receives on earning assets, such as loans and securities, and the interest expense Regions pays on interest-bearing liabilities, principally deposits and borrowings. Regions' net interest income is impacted by the size and mix of its balance sheet and the interest rate spread it earns. Non-interest income includes fees from service charges on deposit accounts, trust and securities brokerage activities, mortgage origination and servicing, insurance and other customer services which Regions provides. Results of operations are also affected by the provision for loan losses and non-interest expenses such as salaries and employee benefits, occupancy and other operating expenses, including income taxes.

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

The Company's principal market areas are located in the states of Alabama, Arkansas, Florida, Georgia, Illinois, Indiana, Iowa, Kentucky, Louisiana, Mississippi, Missouri, North Carolina, South Carolina, Tennessee and Texas. Morgan Keegan also operates offices in Massachusetts, New York and Virginia, as well as Toronto, Canada. Capital Factors also operates offices in California.

THIRD QUARTER HIGHLIGHTS

Regions reported net income available to common shareholders of $.55 per diluted share in the third quarter of 2004, including a reduction of $.02 per diluted share related to $8.7 million (after tax) in merger related expenses. Net income available to common shareholders was $.59 per diluted share for the third quarter of 2003 and $.58 per diluted share for the second quarter of 2004. The third quarter of 2004 is the first period to report combined results reflecting the merger with Union Planters.

Net interest income for the third quarter of 2004 was $675.9 million, compared to $368.9 million in the third quarter of 2003 and $380.9 million in the second quarter of 2004. The net interest margin for the third quarter of 2004 was 3.71%, up from 3.44% in the third quarter of 2003 and 3.53% in the second quarter of 2004. The increase in the net interest margin was due primarily to the combination of Regions and Union Planters balance sheets at July 1, 2004, along with benefits resulting from the early retirement of Federal Home Loan Bank advances in the second quarter and the effect of purchase accounting on Union Planters' interest-earning assets and interest-bearing liabilities.

Morgan Keegan's revenues were $177.2 million in the third quarter of 2004 compared to $174.9 in the third quarter of 2003 and $169.8 in the second quarter of 2004. Revenue comparisons are impacted by the addition of Union Planters' brokerage division, which primarily affects commissions and private client results. Gains on sale of mortgage loans increased 61.3% over the third quarter of 2003 and 97.0%, annualized, compared to the second quarter of 2004, primarily due to increased volume of loan sales at EquiFirst and the merger with Union Planters. Total mortgage production in the third quarter of 2004 was $3.8 billion.

Positive trends continued in Regions' banking unit. Loan growth of $23.5 billion, linked quarter, was due primarily to the merger with Union Planters but was also driven by commercial real estate lending and consumer lines of credit. Low-cost deposits increased $15.7 billion due to the merger with Union Planters as well as organic growth in interest-free and money market deposits.

Net charge-offs totaled $42.6 million or 0.30% of average loans, annualized, in the third quarter of 2004, compared to 0.39% for the third quarter of 2003 and 0.34% in the second quarter of 2004. On a linked-quarter basis, non-performing assets including loans past due 90 days increased $261.3 million to $523.7 million at September 30, 2004. Increases in all categories of non-performing assets were attributable to the merger with Union Planters. Non-accrual loans increased $201.8 million, other real estate increased $34.8 million, and renegotiated loans increased $284,000 compared to second quarter 2004 levels. Loans past due greater than 90 days increased $24.4 million in the third quarter of 2004, compared to the prior quarter.

The provision for loan losses totaled $43.5 million in the third quarter of 2004 compared to $30.0 million during the same period of 2003 and $25.0 million during the second quarter of 2004. The allowance for loan losses at September 30, 2004, was 1.33% of total loans, net of unearned income, compared to 1.44% at September 30, 2003, and 1.35% at June 30, 2004.

Non-interest income, excluding securities gains and losses, increased $140.5 million compared to the third quarter of 2003 and $141.0 million compared to the second quarter of 2004. These increases reflect the addition of Union Planters in the third quarter of 2004. Brokerage and investment banking revenues totaled $122.3 million in the third quarter of 2004, compared to $140.3 million in the third quarter of 2003 and $128.9 million in the second quarter of 2004. Trust fees totaled $30.4 million in the third quarter of 2004, compared to $18.2 million in the same period in 2003 and $21.7 million in the second quarter of 2004. Regions' mortgage servicing and origination fees totaled $53.2 million in the third quarter 2004 compared to $29.1 million in the third quarter of 2003 and $26.2 million in the second quarter of 2004.

Regions recognized $50 million of impairment charges on mortgage servicing rights in the third quarter of 2004, included in other non-interest expense. These charges were offset by a similar amount of securities gains. Merger-related charges in the third quarter of 2004 totaled $12.4 million. Total non-interest expenses, excluding merger-related and other charges increased $286.8 million compared to the third quarter of 2003 and $275.5 million compared to the second quarter of 2004, due primarily to the addition of Union Planters in the third quarter of 2004. Other areas of increase include salaries and benefits expense related to increased volume of loan sales and the effect of purchase accounting entries for amortization of intangible assets.

CRITICAL ACCOUNTING POLICIES

In preparing financial information, management is required to make significant estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses for the periods shown. The accounting principles followed by Regions and the methods of applying these principles conform with accounting principles generally accepted in the United States and general banking practices. Estimates and assumptions most significant to Regions are related primarily to allowance for loan losses, intangibles, and income taxes and are summarized in the following discussion and the Notes to the Consolidated Financial Statements included under Item 8 of the Annual Report on Form
10-K.

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

For purposes of evaluating mortgage servicing impairment, Regions must value its mortgage servicing rights. Mortgage servicing rights do not trade in an active market with readily observable market prices. Although sales of mortgage servicing rights do occur, the exact terms and conditions of sales may not be readily available. As a result, Regions stratifies its mortgage servicing portfolio on the basis of certain risk characteristics including loan type and contractual note rate and values its mortgage servicing rights using discounted cash flow modeling techniques which require management to make estimates regarding future net servicing cash flows, taking into consideration actual and expected mortgage loan prepayment rates and discount rates. Changes in interest rates, prepayment frequency or other factors could result in impairment of the servicing asset and a charge against earnings to reduce the recorded carrying amount. Based on a hypothetical sensitivity analysis, Regions estimates that a reduction in the primary mortgage market rates of 25 basis points and 50 basis points would reduce the September 30, 2004 fair value of mortgage servicing rights by 13% and 27%, respectively. Management mitigates risk associated with declines in the estimated value of mortgage servicing rights by purchasing agency securities to create economic hedges.

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

TOTAL ASSETS

Regions' total assets at September 30, 2004, were $84.1 billion - a 72% increase compared to September 30, 2003, and a 73% increase compared to December 31, 2003. These increases were due primarily to the merger with Union Planters. In addition to increases resulting from the merger, total assets increased due to growth in the loan portfolio, partially offset by a decline in the securities portfolio.

LOANS AND ALLOWANCE FOR LOAN LOSSES

LOAN PORTFOLIO

Regions' primary investment is loans. At September 30, 2004, loans represented 78% of Regions' earning assets.

The following table includes a distribution of Regions' loan portfolio.

Loan Portfolio (period end data)

(in thousands)	Third Quarter 2004	Fourth Quarter 2003	Third Quarter 2003

Commercial	$16,136,185	$10,182,176	$10,409,481
Residential mortgages	11,300,286	8,318,711	8,172,563
Other real estate loans	13,930,971	5,878,922	5,439,971
Construction	6,365,291	3,484,767	3,371,931
Branch installment	1,860,289	1,353,707	1,414,299
Indirect installment	1,698,165	362,496	380,649
Consumer lines of credit	4,920,633	1,918,988	1,728,054
Student loans	884,760	684,556	667,437

	$57,096,580	$32,184,323	$31,584,385

Total loans at September 30, 2004, increased 81% from September 30, 2003, and 77% over year-end 2003. The strongest categories of growth in the loan portfolio, in addition to increases related to the merger of $22.3 billion, have been in commercial real estate and consumer lines of credit. The average yield on loans during the third quarter of 2004 was 5.20% compared to 5.41% during the third quarter of 2003, and 5.19% during the second quarter of 2004. During the first nine months of 2004, the average yield on loans was 5.22% compared to 5.65% in 2003.

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

Regions' determination of its allowance for loan losses is based in accordance with Statement of Financial Accounting Standards Nos. 114 and 5. In determining the amount of the allowance for loan losses, management uses information from its loan review process to stratify the loan portfolio into risk grades. The higher-risk-graded loans in the portfolio are assigned estimated amounts of loss based on several factors, including current and historical loss experience of each higher-risk category, regulatory guidelines for losses in each higher-risk category and management's judgment of economic conditions and the resulting impact on the higher-risk-graded loans. All loans deemed to be impaired, which include non-accrual loans and loans past due 90 days or more, excluding loans to individuals, are evaluated individually. The vast majority of Regions' impaired loans are dependent upon collateral for repayment. For these loans, impairment is measured by evaluating collateral value as compared to the current investment in the loan. For all other loans, Regions compares the amount of estimated discounted cash flows to the investment in the loan. In the event a particular loan's collateral value is not sufficient to support the collection of the investment in the loan, a charge is immediately taken against the allowance for loan losses. The percentage of the allowance for loan losses related to the higher-risk loans (including impaired loans) was approximately 55% at September 30, 2004 and 69% at December 31, 2003.

In addition to establishing allowance levels for specifically identified higher-risk-graded loans, management determines allowance levels for all other loans in the portfolio for which historical experience indicates that certain losses exist. These loans are categorized by loan type and assigned estimated amounts of loss based on several factors, including current and historical loss experience of each loan type and management's judgment of economic conditions and the resulting impact on each category of loans. The percentage of the allowance for loan losses related to all other loans in the portfolio for which historical experience indicates that certain losses exist was approximately 45% of Regions' allowance for loan losses at September 30, 2004 and 31% at December 31, 2003. The amount of the allowance related to these loans is combined with the amount of the allowance related to the higher-risk-graded loans to evaluate the overall level of the allowance for loan losses.

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

Activity in the allowance for loans losses is summarized as follows:

	Nine Months Ended
(dollar amounts in thousands)	September 30,	September 30,
	2004	2003

Balance at beginning of period	$454,057	$437,164
Loans charged-off:
Commercial	68,678	60,571
Real estate	21,634	13,887
Installment	33,786	28,086

Total	124,098	102,544
Recoveries:
Commercial	19,655	9,325
Real estate	3,414	4,471
Installment	17,078	16,124

Total	40,147	29,920
Net loans charged off:
Commercial	49,023	51,246
Real estate	18,220	9,416
Installment	16,708	11,962

Total	83,951	72,624
Allowance of acquired banks	303,144	-0-
Provision charged to expense	83,500	91,500

Balance at end of period	$756,750	$456,040

Average loans outstanding:
Commercial	$11,926,398	$10,819,960
Real estate	21,331,651	15,158,478
Installment	7,286,301	5,378,691

Total	$40,544,350	$31,357,129

Net charge-offs as percent of average
loans outstanding (annualized):
Commercial	.55%	.63%
Real estate	.11%	.08%
Installment	.31%	.30%
Total	.28%	.31%

Net loan losses as a percentage of average loans (annualized) were 0.30% in the third quarter of 2004 compared to 0.39% in the third quarter 2003 and 0.34% in the second quarter of 2004. At September 30, 2004, the allowance for loan losses was 1.33% of loans, compared to 1.44% at September 30, 2003, and 1.35% at June 30, 2004. The allowance for loan losses as a percentage of non-performing loans was 168% at September 30, 2004, compared to 152% at September 30, 2003, and 159% at December 31, 2003. The allowance for loan losses as a percentage of non-performing assets was 144% at September 30, 2004, compared to 128% at September 30, 2003, and 134% at December 31, 2003.

NON-PERFORMING ASSETS

Non-performing assets are summarized as follows:
(dollar amounts in thousands)	September 30,	June 30,	December 31,	September 30,
	2004	2004	2003	2003

Non-accruing loans	$389,491	$187,685	$250,344	$268,764
Loans past due 90 days or more	61,545	37,147	35,187	31,075
Renegotiated loans	284	-	886	931
Other real estate	72,424	37,652	52,195	56,887

Total	$523,744	$262,484	$338,612	$357,657

Non-performing assets as a
percentage of loans and
other real estate	0.92%	0.78%	1.05%	1.13%

Non-accruing loans at September 30, 2004, increased $120.7 million from September 30, 2003 levels and $139.1 million from year-end 2003 levels. Compared to June 30, 2004, non-accrual loans increased $201.8 million due to the addition of Union Planters in the third quarter of 2004. At September 30, 2004, real estate loans comprised $221.0 million ($134.6 million in residential) of total non-accruing loans, with commercial loans accounting for $155.9 million and consumer loans accounting for $12.6 million. Loans past due 90 days or more increased $30.5 million compared to September 30, 2003 and $26.4 million from year-end 2003 levels. Compared to June 30, 2004, loans past due 90 days or more increased $24.4 million. Renegotiated loans decreased $647,000 compared to September 30, 2003 and $602,000 from year-end 2003 levels. Other real estate increased $15.5 million from September 30, 2003, $20.2 million since December 31, 2003, and $34.8 million compared to June 30, 2004, due primarily to properties added in connection with the merger with Union Planters.

INTEREST-BEARING DEPOSITS IN OTHER BANKS

Interest-bearing deposits in other banks are used primarily as temporary investments and generally have short-term maturities. At September 30, 2004, this category of earning asset totaled $135.3 million compared to $194.8 million at September 30, 2003, and $96.5 million at December 31, 2003.

SECURITIES

The following table shows the carrying values of securities as follows:
(in thousands)	September 30,	December 31,	September 30,
	2004	2003	2003

Securities held to maturity:
U.S. Treasury and Federal agency securities	$30,700	$30,189	$30,680
Obligations of states and political subdivisions	-	754	1,514

Total	$30,700	$30,943	$32,194

Securities available for sale:
U.S. Treasury and Federal agency securities	$ 3,992,979	$2,568,163	$2,447,920
Obligations of states and political subdivisions	609,989	451,594	475,786
Mortgage-backed securities	6,852,868	5,703,057	5,884,771
Other securities	188,224	101,825	76,435
Equity securities	492,166	232,222	232,840

Total	$12,136,226	$9,056,861	$9,117,752

Total securities at September 30, 2004, increased 33% from September 30, 2003 and 34% since year-end 2003 levels due primarily to the merger with Union Planters, which added $5.4 billion in securities. During the third quarter of 2004, Regions sold $2.1 billion in government and agency securities primarily to de-leverage the securities portfolio. In addition, a portion of these securities were held as an economic hedge against the impairment of mortgage servicing rights in the third quarter of 2004. Investment securities are an important tool used to manage the interest rate sensitivity of the Company (see INTEREST RATE SENSITIVITY, Exposure to Interest Rate Movements).

LOANS HELD FOR SALE

Loans held for sale declined $108.0 million compared to September 30, 2003 but increased $581.2 million compared to year-end 2003. Regions securitized and sold approximately $570 million during the first quarter of 2003 and $640 million during the fourth quarter of 2003 of indirect consumer auto loans classified as loans held for sale. During the second quarter of 2004, Regions reclassified approximately $430 million in indirect consumer auto loans from loans held for sale to indirect installment loans, since Regions is no longer originating and securitizing these type loans. The declines in loans held for sale resulting from the securitizations and the reclassification were offset by the addition of $1.3 billion in loans held for sale associated with the merger with Union Planters in the third quarter of 2004. At September 30, 2004, mortgage loans held for sale accounted for $1.6 billion of the total loans held for sale, while factored accounts receivable accounted for $236 million.

MARGIN RECEIVABLES

Margin receivables at September 30, 2004, totaled $516.9 million compared to $509.6 million at September 30, 2003, and $503.6 million at December 31, 2003. Margin receivables represent funds advanced to brokerage customers for the purchase of securities that are secured by certain marketable securities held in the customer's brokerage account. The risk of loss from these receivables is minimized by requiring that customers maintain marketable securities in the brokerage account which have a fair market value substantially in excess of the funds advanced to the customer. Fluctuations in these balances are caused by trends in general market conditions, volatility in equity retail products, and investor sentiment toward economic stability.

EXCESS PURCHASE PRICE

Excess purchase price at September 30, 2004, totaled $5.0 billion compared to $1.1 billion at September 30, 2003 and year-end 2003. The increase is related to excess purchase price added in connection with the merger with Union Planters.

MORTGAGE SERVICING RIGHTS

Mortgage servicing rights increased $277.0 million compared to September 30, 2003 and $274.1 million compared to year-end 2003 due to additions associated with the merger with Union Planters of $353.6 million, partially offset by the sale of $68.4 million in servicing assets on $4.7 billion of loans on the West Coast. At September 30, 2004, mortgage servicing rights totaled $401.0 million.

OTHER IDENTIFIABLE INTANGIBLE ASSETS

Other identifiable intangible assets at September 30, 2004 totaled $369.7 million compared to $4.4 million at September 30, 2003 and $4.1 million at year-end 2003. The increase is related primarily to $368.0 million in core deposit intangibles added in connection with the merger with Union Planters.

OTHER ASSETS

Other assets increased $1.0 billion compared to September 30, 2003, and $1.2 billion since year-end 2003. The increases are primarily the result of assets added in connection with the merger with Union Planters in the third quarter of 2004. Other contributors to these increases include derivative assets and receivables related to securities transactions and production at Morgan Keegan.

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

The loan to deposit ratio at September 30, 2004, was 100.90% compared to 96.83% at September 30, 2003 and 98.33% at December 31, 2003.

Regions' predecessor company, the former Regions Financial Corporation, filed a $1.5 billion universal shelf registration statement in November 2001 and a $1.0 billion universal shelf registration statement in January 2001. Under these registration statements, Regions issued $600 million of subordinated notes in May 2002, $500 million of subordinated notes in February 2001 and $288 million of trust preferred securities in February 2001. Consequently, $1.1 billion of various debt securities could be subsequently issued, at market rates, under these registration statements.

Regions also has the ability to obtain additional FHLB advances subject to collateral requirements and other limitations.

In addition, Regions Bank has the requisite agreements in place to issue and sell up to $5 billion of its bank notes to institutional investors through placement agents. As of September 30, 2004, there were $400 million bank notes outstanding under this program.

Morgan Keegan maintains certain lines of credit with unaffiliated banks to manage liquidity in the ordinary course of business.

RATINGS

The table below reflects the most recent debt ratings of Regions Financial Corporation and Regions Bank by Standard & Poor's Corporation, Moody's Investors Service and Fitch IBCA:
	S&P	Moody's	Fitch

Regions Financial Corporation:
Senior notes	A	A1	A+
Subordinated notes	A-	A2	A
Trust preferred securities	BBB+	A2	A
Regions Bank and Union Planters Bank, N.A.:
Short-term certificates of deposit	A-1	P-1	F1+
Short-term debt	A-1	P-1	F1+
Long-term certificates of deposit	A+	Aa3	AA-
Long-term debt	A+	Aa3	A+

A security rating is not a recommendation to buy, sell or hold securities, and the ratings above are subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating.

DEPOSITS

Regions competes with other banking and financial services companies for a share of the deposit market. Regions' ability to compete in the deposit market depends heavily on how effectively the Company meets customers' needs. Regions employs both traditional and non-traditional means to meet customers' needs and enhance competitiveness. The traditional means include providing well-designed products, providing a high level of customer service, providing attractive pricing and expanding the traditional branch network to provide convenient branch locations for customers throughout the South, Midwest and Texas. Regions also employs non-traditional approaches to enhance its competitiveness. These include providing centralized, high quality telephone banking services and alternative product delivery channels like Internet banking.

Total deposits at September 30, 2004, increased 74% compared to September 30, 2003, and 73% from year-end 2003 levels due primarily to $22.9 billion in deposits added in connection with the merger with Union Planters. In addition to the increases realized through the merger, other drivers of growth were non-interest bearing deposits, interest bearing checking, and money market deposits.

The following table presents the average rates paid on deposits by category for the nine months ended September 30, 2004 and 2003:
	Average Rates Paid

	September 30,	September 30,
	2004	2003

Interest-bearing transaction accounts	0.94%	1.00%
Savings accounts	0.22	0.27
Money market savings accounts	0.65	0.73
Certificates of deposit of $100,000 or more	2.02	2.69
Other interest-bearing deposits	2.14	2.88
Total interest-bearing deposits	1.30%	1.71%

The following table presents the average amounts of deposits outstanding by category for the nine months ended September 30, 2004 and 2003:
	Average Amounts Outstanding

	Nine months ended September 30,
(in thousands)	2004	2003

Non-interest-bearing demand deposits	$ 7,672,389	$ 5,251,993

Interest-bearing transaction accounts	2,856,289	2,151,774
Savings accounts	1,938,187	1,428,296
Money market savings accounts	13,591,492	10,644,990
Certificates of deposit of $100,000 or more	4,411,173	3,253,511
Other interest-bearing deposits	10,393,347	9,322,247

Total interest-bearing deposits	33,190,488	26,800,818

Total deposits	$40,862,877	$32,052,811

BORROWINGS

Following is a summary of short-term borrowings:
(in thousands)	September 30,	December 31,	September 30,
	2004	2003	2003

Federal funds purchased	$1,353,345	$ 738,371	$1,453,004
Securities sold under
agreements to repurchase	3,532,189	2,293,335	2,089,308
Federal Home Loan Bank structured notes	350,000	350,000	500,000
Notes payable to unaffiliated banks	166,500	91,200	89,000
Commercial paper	-	5,500	13,750
Treasury, tax and loan note	537,422	-	-
Due to brokerage customers	470,905	544,832	500,803
Broker margin calls	66,421	68,332	82,179
Short sale liability	360,897	335,468	234,390
Derivative collateral	54,434	-	-

Total	$6,892,113	$4,427,038	$4,962,434

Net federal funds purchased and security repurchase agreements totaled $4.3 billion at September 30, 2004, compared to $3.1 billion at September 30, 2003, and $2.5 billion at year-end 2003. The level of federal funds and security repurchase agreements can fluctuate significantly on a day-to-day basis, depending on funding needs and which sources of funds are used to satisfy those needs. During the first nine months of 2004, net funds purchased averaged $3.9 billion compared to $2.8 billion for the same period in 2003. Other short-term borrowings and commercial paper increased $586 million since September 30, 2003, due primarily to the merger with Union Planters in the third quarter of 2004. Since year-end, other short-term borrowings and commercial paper have increased $611.2 million due primarily to borrowings added in connection with the merger with Union Planters, as well as increases in Morgan Keegan's lines of credit with unaffiliated banks.

Long-term borrowings are summarized as follows:
(in thousands)	September 30,	December 31,	September 30,
	2004	2003	2003

6 3/8% subordinated notes due 2012	$ 600,000	$ 600,000	$ 600,000
7.00% subordinated notes due 2011	500,000	500,000	500,000
7.75% subordinated notes due 2024	100,000	100,000	100,000
6.75% subordinated notes due 2005	104,193	-	-
6.50% subordinated notes due 2018	321,396	-	-
7.75% subordinated notes due 2011	570,984	-	-
Senior holding company notes due 2010	483,278	-	-
Senior bank notes	1,018,755	400,000	400,000
Federal Home Loan Bank structured notes	1,785,000	2,835,000	3,285,000
Federal Home Loan Bank advances	1,115,237	806,627	219,901
Trust preferred securities	-	-	291,758
8.00% junior subordinated notes	300,697	300,731	-
8.20% junior subordinated notes	224,536	-	-
Industrial development revenue bonds	1,700	2,000	2,000
Mark-to-market on hedged long-term debt	198,002	109,845	147,478
Other long-term debt	164,462	57,549	57,395

Total	$7,488,240	$5,711,752	$5,603,532

Long-term borrowings have increased $1.9 billion since September 30, 2003 and $1.8 billion since year-end 2003, due primarily to the addition $2.7 billion in long-term borrowings associated with the merger with Union Planters in the third quarter of 2004. The increases associated with the merger were partially offset by the early retirement of $1.1 billion in Federal Home Loan Bank advances in the second quarter of 2004.

OTHER LIABILITIES

Other liabilities increased $1.2 billion compared to September 30, 2003 and year-end 2003 due primarily to the merger with Union Planters. Also contributing to the increase are payables related to securities transactions and production at Morgan Keegan.

STOCKHOLDERS' EQUITY

Stockholders' equity was $10.7 billion at September 30, 2004, compared to $4.4 billion at September 30, 2003, and $4.5 billion at December 31, 2003. The increase results from equity added in connection with the merger with Union Planters on July 1, 2004. The total value added to equity was approximately $6.0 billion with 190.3 million shares being issued. Accumulated other comprehensive income totaled $87.5 million at September 30, 2004, compared to $86.4 million at September 30, 2003, and $63.5 million at year-end 2003. Regions' ratio of equity to total assets was 12.70% at September 30, 2004, compared to 9.01% at September 30, 2003 and 9.16% at December 31, 2003.

On July 15, 2004, Regions' Board of Directors assessed the pre-merger repurchase authorizations of both Regions and Union Planters and authorized Regions to repurchase up to 20.0 million shares of its $0.01 par value common stock through open market transactions. Regions did not repurchase any shares in the third quarter of 2004.

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

The following chart summarizes the applicable bank regulatory capital requirements. Regions' capital ratios at September 30, 2004 and 2003, substantially exceeded all regulatory requirements.
		Well
	Minimum	Capitalized	Regions at	Regions at
	Regulatory	Regulatory	September 30,	September 30,
	Requirement	Requirement	2004	2003

Tier 1 capital to risk-adjusted assets	4.00%	6.00%	8.97%	9.44%
Total risk-based capital to
risk-adjusted assets	8.00	10.00	13.54	14.21
Tier 1 leverage ratio	3.00	5.00	7.26	7.37

OPERATING RESULTS

Net income available to common shareholders for the nine months ended September 30, 2004, totaled $581.3 million or $1.71 per diluted share, a 3% decrease (on a per share diluted basis) compared to the same period in 2003. For the third quarter of 2004, net income available to common shareholders totaled $255.5 million ($0.55 per diluted share) compared to $164.7 million ($0.59 per diluted share) in the third quarter of 2003 and $159.3 million ($0.58 per diluted share) in the second quarter of 2004.

Annualized return on stockholders' equity for the nine months ended September 30, 2004 was 12.08% compared to 15.18% for the same period in 2003. Annualized return on assets for the nine months ended September 30, 2004 was 1.33% compared to 1.44% for the same period in 2003.

NET INTEREST INCOME

The following table presents a summary of net interest income for the quarters ended September 30, 2004, June 30, 2004, and September 30, 2003.
(dollar amounts in thousands)	September 30,	June 30,	September 30,
	2004	2004	2003

Interest income	$925,677	$537,880	$540,921
Interest expense	249,774	157,017	172,045

Net interest income	675,903	380,863	368,876

Tax equivalent adjustment	18,314	16,226	16,477

Net interest income (taxable equivalent)	$694,217	$397,089	$385,353

Net interest margin	3.71%	3.53%	3.44%

Net interest income (taxable equivalent basis) for the nine months ended September 30, 2004, increased $341.6 million, or 30%, compared to the same period in 2003. The increase in net interest income is due primarily to increases in average earning assets resulting from the merger with Union Planters. The net yield on interest-earning assets (taxable equivalent basis) was 3.62% in the first nine months of 2004 compared to 3.47% during the same period in 2003.

For the third quarter of 2004, net interest income (taxable equivalent basis) increased $308.9 million, or 80%, compared to the third quarter of 2003 due to increases in earning assets associated with the merger with Union Planters. The net yield on interest earning assets (taxable equivalent basis) was 3.71% in the third quarter of 2004 compared to 3.44% during the third quarter of 2003. The yield on interest earning assets increased 7 basis points in the third quarter of 2004, while the rate on interest bearing liabilities declined 18 basis points, compared to the third quarter of 2003.

Compared to the second quarter of 2004, net interest income (taxable equivalent basis) increased $297.1 million due primarily to the addition of Union Planters. The increase is also attributable to loan growth and higher yields on the securities portfolio. The net yield on interest earning assets (taxable equivalent basis) was 3.71% in the third quarter of 2004 compared to 3.53% in the second quarter of 2004. The increase in net interest margin was due primarily to the combination of Regions' and Union Planters' balance sheets at July 1, 2004, along with benefits arising from the early retirement of Federal Home Loan Bank advances in the second quarter and the effect of purchase accounting on Union Planters' interest-earning assets and interest-bearing liabilities.

Analysis of Changes in Net Interest Income
	Nine months ended September 30,

(in thousands)	2004 over 2003

	Volume	Yield/Rate	Total

Increase (decrease) in:
Interest income on:
Loans	$355,736	$(100,894)	$254,842
Federal funds sold	268	502	770
Taxable securities	40,797	6,442	47,239
Non-taxable securities	(1,282)	931	(351)
Other earning assets	7,945	9,941	17,886

Total	403,464	(83,078)	320,386
Interest expense on:
Savings deposits	904	(628)	276
Other interest-bearing deposits	69,660	(90,511)	(20,851)
Borrowed funds	29,888	(29,610)	278

Total	100,452	(120,749)	(20,297)

Increase in net interest income	$303,012	$ 37,671	$340,683

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

These models are structured to simulate cash flows and accrual characteristics of Regions' balance sheet. Assumptions are made about the direction and volatility of interest rates, the slope of the yield curve, and about the changing composition of the balance sheet that result from both strategic plans and from customer behavior. Among the assumptions are expectations of balance sheet growth and composition, the pricing and maturity characteristics of existing business and the characteristics of future business. Interest rate related risks are expressly considered, such as pricing spreads, the lag time in pricing administered rate accounts, prepayments and other option risks. Regions considers these factors, as well as the degree of certainty or uncertainty surrounding their future behavior.

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

Exposure to Interest Rate Movements. Based on the foregoing discussion, management has estimated the potential effect of shifts in interest rates on net interest income. As of September 30, 2004, Regions maintains a slightly asset sensitive position to gradual rate shifts of plus or minus 100 and 200 basis points. The following table demonstrates the expected effect that a gradual (over six months beginning at September 30, 2004 and 2003) parallel interest rate shift would have on Regions' annual net interest income. Results of the same analysis for the comparable period for 2003 are presented for comparison purposes.
Gradual	September 30, 2004		September 30, 2003

	$ Change in	% Change in	$ Change in	% Change in
Change in	Net Interest	Net Interest	Net Interest	Net Interest
Interest Rates	Income	Income	Income	Income

(in basis points)	(dollar amounts in thousands)
+200	$ 56,000	2.1%	$ 19,000	1.3%
+100	38,000	1.4	9,000	0.6
-100	(30,000)	(1.2)	(13,000)	(0.9)
-200	(75,000)	(2.9)	(46,000)	(3.1)

As of September 30, 2004, Regions maintains a slightly asset sensitive position to instantaneous rate shifts of plus or minus 100 and 200 basis points. The following table demonstrates the expected effect that an instantaneous parallel rate shift would have on Regions' annual net interest income. Results of the same analysis for the comparable period of 2003 are presented for comparison purposes.
Instantaneous	September 30, 2004		September 30, 2003

	$ Change in	% Change in	$ Change in	% Change in
Change in	Net Interest	Net Interest	Net Interest	Net Interest
Interest Rates	Income	Income	Income	Income

(in basis points)	(dollar amounts in thousands)
+200	$ 55,000	2.1%	$ 42,000	2.8%
+100	46,000	1.7	21,000	1.5
-100	(33,000)	(1.3)	(25,000)	(1.7)
-200	(106,000)	(4.0)	(85,000)	(5.7)

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

Morgan Keegan will occasionally economically hedge a portion of its long proprietary inventory position through the use of short positions in financial future contracts, which are included in securities sold, not yet purchased at market value. At September 30, 2004, Morgan Keegan had no outstanding futures contracts. The contract amounts do not necessarily represent future cash requirements.

In the normal course of business, Morgan Keegan enters into underwriting and forward and future commitments. At September 30, 2004, the contract amounts of futures contracts were $78 million to purchase and $215 million to sell U.S. Government and municipal securities. Morgan Keegan typically settles its position by entering into equal but opposite contracts and, as such, the contract amounts do not necessarily represent future cash requirements. Settlement of the transactions relating to such commitments is not expected to have a material effect on Regions' consolidated financial position. Transactions involving future settlement give rise to market risk, which represents the potential loss that can be caused by a change in the market value of a particular financial instrument. Regions' exposure to market risk is determined by a number of factors, including the size, composition and diversification of positions held, the absolute and relative levels of interest rates, and market volatility.

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

To manage trading risks arising from interest rate and equity price risks, the Company uses a Value at Risk ("VAR") model to measure the potential fair value the Company could lose on its trading positions given a specified statistical confidence level and time-to-liquidate time horizon. The Company assesses market risk at a 99% confidence level over a one-day holding period. The Company's primary VAR model is based upon a variance-covariance approach with delta-gamma approximations for non-linear securities. For fixed income securities and equities, the Bloomberg Trading System VAR analytics is used. For interest rate derivatives the Company implements its VAR analysis through the OpenLink trading system.

The end-of-period VAR was approximately $400,000 as of September 30, 2004, and approximately $900,000 as of December 31, 2003. Maximum daily VAR utilization during the third quarter of 2004 was $894,872 and average daily VAR during the same period was $456,577.

PROVISION FOR LOAN LOSSES

The provision for loan losses was $83.5 million or .28% (annualized) of average loans for the nine months ended September 30, 2004, compared to $91.5 million or .39% (annualized) of average loans in the same period of 2003. For the third quarter of 2004, the provision for loan losses was $43.5 million or .31% (annualized) of average loans compared to $30.0 million or .38% (annualized) of average loans in the third quarter of 2003 and $25.0 million or .30% (annualized) in the second quarter of 2004. The provision for loan losses recorded in the first nine months and third quarter of 2004 was based on management's assessment of inherent losses associated with the loan portfolio and management's evaluation of economic conditions (see "ALLOWANCE FOR LOAN LOSSES").

NON-INTEREST INCOME

The following table presents a summary of non-interest income for the quarters ended September 30, 2004, June 30, 2004, and September 30, 2003.
	September 30,	June 30,	September 30,
(in thousands)	2004	2004	2003

Brokerage and investment banking	$122,285	$128,886	$140,257
Trust department income	30,386	21,668	18,168
Service charges on deposit accounts	139,286	73,607	73,641
Mortgage servicing and origination fees	53,157	26,246	29,074
Securities gains (losses)	49,937	149	(37)
Insurance premiums and commissions	21,393	21,645	19,048
Gain on sale of mortgage loans	57,178	46,016	35,438
Derivative income	2,464	1,799	4,208
Other	62,014	27,343	27,878

Total non-interest income	$538,100	$347,359	$347,675

Total non-interest income (excluding securities transactions) increased $146.3 million or 14% in the nine months ended September 30, 2004, compared to the same period of 2003 due primarily to the addition of Union Planters in the third quarter of 2004. On a quarterly basis, total non-interest income (excluding securities transactions) increased $140.5 million or 40% compared to the third quarter of 2003 and $141.0 million or 41% compared to the second quarter of 2004, due again to the impact of the merger with Union Planters.

BROKERAGE AND INVESTMENT BANKING

Brokerage and investment banking income reflected a decrease of $27.7 million for the nine months ended September 30, 2004, compared to the same period in 2003 due primarily to declining private client business and weaker fixed-income markets in the third quarter. In the third quarter of 2004, brokerage and investment banking income decreased $18.0 million compared to the third quarter of 2003 and $6.6 million compared to the second quarter of 2004 due to less activity in the equity capital markets and stronger fixed-income markets in previous quarters.

The following table shows the breakout of revenue by division contributed by Morgan Keegan for the three months ended September 30, 2004 and June 30, 2004, and the nine months ended September 30, 2004 and 2003.

Morgan Keegan
Breakout of Revenue by Division

(dollar amounts in thousands)	Private Client	Fixed-income Capital Markets	Equity Capital Markets	Regions MK Trust	Investment Advisory	Interest & Other

Three months ended September 30, 2004:
$ amount of revenue	$54,111	$41,524	$15,845	$26,402	$23,952	$15,366
% of gross revenue	30.5%	23.4%	9.0%	14.9%	13.5%	8.7%

Three months ended June 30, 2004:
$ amount of revenue	$48,696	$50,821	$17,879	$18,246	$21,633	$12,539
% of gross revenue	28.7%	29.9%	10.5%	10.7%	12.7%	7.5%

Nine months ended September 30, 2004:
$ amount of revenue	$162,871	$142,809	$49,244	$62,238	$65,377	$40,946
% of gross revenue	31.1%	27.3%	9.4%	11.9%	12.5%	7.8%

Nine months ended September 30, 2003:
$ amount of revenue	$195,445	$180,909	$47,780	$45,406	$8,319	$44,823
% of gross revenue	37.4%	34.6%	9.1%	8.7%	1.6%	8.6%

The following table shows the components of revenue contributed by Morgan Keegan for the three months ended September 30, 2004, June 30, 2004, and September 30, 2003.

Morgan Keegan Summary Income Statement

(dollar amounts in thousands)	Three months ended Sept. 30, 2004	Three months ended June 30, 2004	Three months ended Sept. 30, 2003	% Change from June 30, 2004	% Change from Sept. 30, 2003

Revenues:
Commissions	$47,079	$38,751	$43,782	21.5%	7.5%
Principal transactions	40,169	48,583	60,669	(17.3)	(33.8)
Investment banking	19,529	24,944	23,378	(21.7)	(16.5)
Interest	14,334	11,470	10,799	25.0	32.7
Trust fees and services	26,402	18,245	15,541	44.7	69.9
Investment advisory	22,832	20,530	17,405	11.2	31.2
Other	6,855	7,291	3,285	(6.0)	108.7

Total revenues	177,200	169,814	174,859	4.3	1.3

Expenses:
Interest expense	6,954	5,303	5,622	31.1	23.7
Non-interest expense	139,274	133,502	134,507	4.3	3.5

Total expenses	146,228	138,805	140,129	5.3	4.4

Income before income taxes	30,972	31,009	34,730	(0.1)	(10.8)

Income taxes	11,499	11,580	13,045	(0.7)	(11.9)

Net income	$19,473	$19,429	$21,685	0.2%	(10.2)%

TRUST INCOME

Trust department income for the nine months ended September 30, 2004 increased $20.6 million or 40% compared to the same period of 2003 due primarily to the addition of Union Planters' trust activities in the third quarter of 2004, as well as higher asset values and increased fee levels. Third quarter 2004 trust department income increased $12.2 million or 67% over the third quarter of 2003 and $8.7 million or 40% over second quarter of 2004.

SERVICE CHARGES ON DEPOSIT ACCOUNTS

Service charges on deposit accounts increased $69.2 million or 32% for the nine months ended September 30, 2004 over the same period in 2003 due to fees on accounts added in connection with the merger with Union Planters in the third quarter of 2004, as well as management's continued focus on fee collection efforts. In the third quarter of 2004, service charges on deposit accounts increased $65.6 million over the third quarter of 2003 and $65.7 million over the second quarter of 2004.

MORTGAGE SERVICING AND ORIGINATION FEES

The primary source of this category of income is Regions' mortgage banking affiliates, Regions Mortgage and EquiFirst. The conforming mortgage operations for Regions Bank and Union Planters Bank, N.A. were combined in the third quarter of 2004 and are operating as Regions Mortgage. Regions Mortgage's primary business and source of income is the origination and servicing of conforming mortgage loans for long-term investors. EquiFirst typically originates non-conforming mortgage loans which are sold to third-party investors with servicing released. Net gains and losses related to the sale of mortgage loans are included in other non-interest income.

For the nine months ended September 30, 2004, mortgage servicing and origination fees increased $13.8 million or 16% compared to the same period of 2003 due to the merger with Union Planters. On a quarterly basis, mortgage servicing and origination fees increased $24.1 million or 83% compared to the third quarter of 2003. Compared to the second quarter of 2004, mortgage servicing and origination fees increased $26.9 million due to the combination of Regions' and Union Planters' mortgage banking operations in the third quarter of 2004. Single-family mortgage production was $3.8 billion in the third quarter of 2004, compared to $2.8 billion in the third quarter of 2003 and $2.4 billion in the second quarter of 2004. The mortgage operation's servicing portfolio totaled $39.3 billion at September 30, 2004, compared to $16.0 billion at September 30, 2003, and $15.8 billion at June 30, 2004.

A summary of mortgage servicing rights is presented as follows. The balances shown represent the original amounts capitalized, less accumulated amortization and valuation adjustments, for the right to service mortgage loans that are owned by other investors. The carrying values of mortgage servicing rights are affected by various factors, including prepayments of the underlying mortgages. A significant change in prepayments of mortgages in the servicing portfolio could result in significant changes in the valuation adjustments.
	Nine Months Ended
(dollar amounts in thousands)	September 30,	September 30,
	2004	2003

Balance at beginning of year	$166,346	$147,487
Additions	334,264	49,288
Amortization	(38,160)	(33,373)

	462,450	163,402
Valuation adjustment	(61,500)	(39,500)

Balance at end of period	$400,950	$123,902

The changes in the valuation allowance for servicing assets for the nine months ended September 30, 2004 and 2003 were as follows:
	Nine Months Ended
(in thousands)	September 30,	September 30,
	2004	2003

Balance at beginning of the year	$39,500	$40,500
Provisions for (recapture of) impairment valuation	22,000	(1,000)

Balance at end of the period	$61,500	$39,500

SECURITIES GAINS

Securities gains for the nine months ended September 30, 2004 totaled $62.9 million compared to $25.7 million for the same period of 2003. In the third quarter of 2004, securities gains totaled $49.9 million related to the sale of agency securities in order to de-leverage the securities portfolio and to serve as economic hedges against the impairment of mortgage servicing rights.

OTHER INCOME

The components of other income consist mainly of fees and commissions, insurance premiums, customer derivative fees and gains related to the sale of mortgage loans. Other non-interest income for the nine months ended September 30, 2004 increased $70.4 million over the same period of 2003 due primarily to fees added by the merger with Union Planters in the third quarter of 2004, as well as continued strong performance by Regions' insurance operations and higher gains resulting from mortgage banking activities. In the third quarter of 2004, other non-interest income increased $56.5 million over the third quarter of 2003 and $46.2 million compared to the second quarter of 2004.

NON-INTEREST EXPENSE

The following table presents a summary of non-interest expense for the quarters ended September 30, 2004, June 30, 2004, and September 30, 2003.
(in thousands)	September 30,	June 30,	September 30,
	2004	2004	2003

Salaries and employee benefits	$441,946	$288,194	$281,666
Net occupancy expense	52,481	25,985	26,869
Furniture and equipment expense	32,079	19,341	20,160
Impairment (recapture) of MSRs	50,000	(40,000)	(20,000)
Loss on early extinguishment of debt	-	39,620	20,580
Other	228,262	141,589	126,902

Total non-interest expense	$804,768	$474,729	$456,177

Total non-interest expense increased $382.3 million or 28% in the nine months ended September 30, 2004, compared to the same period in 2003 due primarily to expenses added in connection with the merger with Union Planters in the third quarter of 2004 including merger-related and other charges. Third quarter 2004 non-interest expense increased $348.6 million compared to the third quarter of 2003 and $330.0 million compared to the second quarter of 2004.

In connection with the integration of Regions and Union Planters, Regions will be incurring merger-related expenses throughout the integration. The following tables show the impact of merger related and other charges affecting the components of non-interest expense for the quarters ended September 30, 2004, June 30, 2004, and September 30, 2003. Included in merger-related and other charges is the recapture and impairment of mortgage servicing rights, loss on early extinguishment of debt, merger and other charges. Management believes the following tables are useful in evaluating trends in non-interest expense. For further discussion of non-interest expense, refer to the discussion of each component following the tables below.

Three months ended September 30, 2004
		Less: Merger-
		related and
(in thousands)	As Reported	Other Charges	As Adjusted

Salaries and employee benefits	$ 441,946	$ 4,506	$ 437,440
Net occupancy expense	52,481	-0-	52,481
Furniture and equipment expense	32,079	172	31,907
Other	278,262	57,691	220,571

Total	$ 804,768	$ 62,369	$ 742,399

Three months ended June 30, 2004
		Less: Merger-
		related and
(in thousands)	As Reported	Other Charges	As Adjusted

Salaries and employee benefits	$ 288,194	$ 1,011	$ 287,183
Net occupancy expense	25,985	-0-	25,985
Furniture and equipment expense	19,341	8	19,333
Other	141,209	6,774	134,435

Total	$ 474,729	$ 7,793	$ 466,936

Three months ended September 30, 2003
		Less: Merger-
		related and
(in thousands)	As Reported	Other Charges	As Adjusted

Salaries and employee benefits	$ 281,666	$ -0-	$ 281,666
Net occupancy expense	26,869	-0-	26,869
Furniture and equipment expense	20,160	-0-	20,160
Other	127,482	580	126,902

Total	$ 456,177	$ 580	$ 455,597

SALARIES AND EMPLOYEE BENEFITS

Salaries and employee benefits were up $177.8 million or 21% in the nine months ended September 30, 2004, compared to the same period in 2003, due to salaries and benefits of associates added in connection with the merger with Union Planters. In the third quarter of 2004, salaries and employee benefits increased $160.3 million compared to the third quarter of 2003 and $153.8 million compared to the second quarter of 2004 due an increased number of associates, as well as higher incentives cost related to increased volume in loan sales in the third quarter of 2004. As of September 30, 2004, Regions had 26,382 full-time equivalent employees.

NET OCCUPANCY EXPENSE

Net occupancy expense includes rents, depreciation and amortization, utilities, maintenance, insurance, taxes and other expenses of premises occupied by Regions and its affiliates. Regions' affiliates operate banking offices in Alabama, Arkansas, Florida, Georgia, Illinois, Indiana, Iowa, Kentucky, Louisiana, Mississippi, Missouri, North Carolina, South Carolina, Tennessee, and Texas.

Net occupancy expense increased $28.2 million or 36% in the nine months ended September 30, 2004 over the same period of 2003 due to expenses attributable to properties added in connection with the merger with Union Planters and new branch offices. Net occupancy expense in the third quarter of 2004 increased $25.6 million compared to third quarter of 2003 and $26.5 million compared to the second quarter of 2004.

FURNITURE AND EQUIPMENT EXPENSE

Furniture and equipment expense during the nine months ended September 30, 2004 increased $8.6 million compared to the same period in 2003 due to increased depreciation associated with equipment added in connection with the merger with Union Planters. In the third quarter of 2004, furniture and equipment expense increased $11.9 million compared to the third quarter of 2003 and $12.7 million compared to the second quarter of 2004.

OTHER EXPENSES

The significant components of other expense include other non-credit losses, amortization and impairment of mortgage servicing rights and computer and other outside services. Other non-interest expense increased $167.7 million or 41% in the nine months ended September 30, 2004 compared to the same period in 2003 due to expenses added by the merger with Union Planters. Other increases include professional fees, origination costs associated with mortgage production, and the $50 million of impairment charges on mortgage servicing rights. In the third quarter of 2004, other non-interest expense increased $150.8 million compared to the third quarter of 2003 and $137.1 million compared to the second quarter of 2004. These increases were impacted by the addition of Union Planters in the third quarter of 2004, as well as mortgage servicing rights impairment charges recorded in the third quarter. In the third quarter of 2003, $20.0 million of impairment on mortgage servicing rights was recaptured, due to an increase in mortgage interest rates, but was offset by a $20.6 million loss on early extinguishment of $650 million of Federal Home Loan Bank advances. Included in the second quarter of 2004 was a recapture of $40.0 million of mortgage servicing rights valuation allowance and $39.6 million in losses incurred on the early retirement of $1.1 billion of Federal Home Loan Bank advances.

APPLICABLE INCOME TAXES

Income tax expense for the first nine months of 2004 increased $50.8 million compared to the first nine months of 2003 due to higher levels of income before taxes resulting from the merger with Union Planters and a higher effective tax rate in 2004. The third quarter 2004 income tax expense increased $43.3 million compared to the third quarter of 2003. Regions' effective tax rate for the first nine months of 2004 was 29.5% compared to 28.5% in the first nine months of 2003.

From time to time Regions engages in business plans that may also have an effect on its tax liabilities. While Regions has obtained the opinion of advisors that the tax aspects of these strategies should prevail, examination of Regions' income tax returns or changes in tax law may impact the tax benefits of these plans.

Periodically, Regions invests in pass-through investment vehicles that generate tax credits, principally low-income housing credits, which directly reduce Regions' federal income tax liability. Congress has legislated these tax credit programs to encourage capital inflows to these investment vehicles. The amount of tax benefit recognized from these tax credits was $17.1 million in the first nine months of 2004 and $18.6 million in the first nine months of 2003. The amount of tax benefit recognized from these tax credits in the third quarter of 2004 and 2003 was $5.1 million and $6.2 million, respectively.

During the fourth quarter of 2000, Regions recapitalized a mortgage-related subsidiary by raising Tier 2 capital, which resulted in a reduction in taxable income of that subsidiary attributable to Regions. The reduction in the taxable income of this subsidiary attributable to Regions is expected to result in a lower effective tax rate applicable to the consolidated taxable income before taxes of Regions for future periods. The impact on Regions' effective tax rate applicable to consolidated income before taxes of the reduction in the subsidiary's taxable income attributable to Regions will, however, depend on a number of factors, including, but not limited to, the amount of assets in the subsidiary, the yield of the assets in the subsidiary, the cost of funding the subsidiary, possible loan losses in the subsidiary, the level of expenses of the subsidiary, the level of income attributable to obligations of states and political subdivisions, and various other factors. The amount of federal and state tax benefits recognized related to the recapitalized subsidiary was $32.3 million in the first nine months of 2004 and $32.8 million in the first nine months of 2003. For the third quarter of 2004, the amount of federal and state tax benefits recognized was $9.9 million compared to $11.0 million in the third quarter of 2003.

Regions has segregated a portion of its investment securities and intellectual property into separate legal entities in order to, among other business purposes, protect such intangible assets from inappropriate claims of Regions' creditors, and to maximize the return on such assets by the professional and focused management thereof. Regions has recognized state tax benefits related to these legal entities of $11.0 million in the first nine months of 2004 and $10.6 million in the first nine months of 2003. In the third quarter of 2004, $4.4 million of state tax benefits was recognized compared to $3.4 million in the third quarter of 2003.

Regions' federal and state income tax returns for the years 1998 through 2003 are open for review and examination by governmental authorities. In the normal course of these examinations, Regions is subject to challenges from governmental authorities regarding amounts of taxes due. Regions has received notices of proposed adjustments relating to taxes due for the years 1999 through 2001, which includes proposed adjustments relating to an increase in taxable income of the mortgage-related subsidiary discussed above. Regions believes adequate provision for income taxes have been recorded for all years open for review and intends to vigorously contest the proposed adjustments. To the extent that final resolution of the proposed adjustments results in significantly different conclusions from Regions' current assessment of the proposed adjustments, Regions' effective tax rate in any given financial reporting period may be materially different from its current effective tax rate.

Item 3. Qualitative and Quantitative Disclosures about Market Risk

Reference is made to pages 39 through 42 'Market Risk' included in Management's Discussion and Analysis.

Item 4. Controls and Procedures

Based on an evaluation, as of the end of the period covered by this Form 10-Q, under the supervision and with the participation of Regions' management, including its Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer have concluded that Regions' disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) are effective. As of the end of the period covered by this report, there have been no significant changes in Regions' internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Regions' internal control over financial reporting, except changes resulting from the merger with Union Planters Corporation being implemented to incorporate the Union Planters operations within Regions' systems of internal controls.

PART II. OTHER INFORMATION

Item 2. Issuer Purchase of Equity Securities
			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number	Average Price	As Part of Publicly	Yet Be Purchased
	of Shares	Paid Per	Announced Plans	Under the Plans
Period	Purchased	Share	or Programs	or Programs(1)

July 1, 2004 -
July 31, 2004	-	-	-	20,000,000

August 1, 2004 -
August 31, 2004	-	-	-	20,000,000

September 1, 2004 -
September 30, 2004	-	-	-	20,000,000

Total

(1) On July 15, 2004, Regions' Board of Directors assessed the pre-merger repurchase authorizations of both Regions and Union Planters and authorized the repurchase of up to 20.0 million shares of Regions' $0.01 par value common stock through open market transactions.

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

(b) Reports on Form 8-K

A report on Form 8-K, dated July 1, 2004, was filed on that date under items 2, 7 and 9 reporting the completion of the merger of the former Regions Financial Corporation and Union Planters Corporation into a successor holding company named Regions Financial Corporation.

A report on Form 8-K, dated July 16, 2004, was furnished on that date under items 9 and 12 in connection with the Registrant's results of operations for the six months and quarter ended June 30, 2004.

An amendment to report on Form 8-K, dated July 1, 2004, was filed on September 1, 2004, under item 9.01 of revised Form 8-K, including the financial information required in connection with a reportable acquisition of assets.

A report on Form 8-K, dated September 9, 2004, was furnished on that date under items 7.01 and 9.01 in connection with the Registrant's presentation in New Orleans, Louisiana discussing current prospects of the Company.

A report on Form 8-K, dated September 13, 2004, was furnished on that date under items 7.01 and 9.01 in connection with the Registrant's presentation in New York, New York discussing current prospects of the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned thereunto duly authorized.

Regions Financial Corporation

DATE: November 8, 2004

/s/ Ronald C. Jackson
Ronald C. Jackson
Senior Vice President and Comptroller
(Chief Accounting Officer and
Duly Authorized Officer)