Form 10-K
period 2004-12-31
REGIONS FINANCIAL CORP
filed 2005-03-14
CIK 1281761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 0-6159

REGIONS FINANCIAL CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Delaware	63-0589368
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
417 North 20th Street, Birmingham, Alabama 35203
(Address of Principal Executive Offices)

Registrant’s telephone number, including area code: (205) 944-1300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☑          No ☐

      State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Common Stock, $.01 par value — $7,770,296,553 as of June 30, 2004.

      Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

      Common Stock, $.01 Par Value — 464,591,964 shares issued and outstanding as of February 28, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the annual proxy statement to be dated approximately April 4, 2005 are incorporated by reference into Part III.

PART I
Item 1. Business
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6. Selected Financial Data
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation
Item 7A. Qualitative and Quantitative Disclosures about Market Risk
Item 8. Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
Item 9A. Controls and Procedures
Report of Independent Registered Public Accounting Firm
Item 9B. Other Information
PART III
Item 10. Directors and Executive Officers of the Registrant
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13. Certain Relationships and Related Transactions
Item 14. Principal Accounting Fees and Services
Item 15. Exhibits, Financial Statement Schedules
SIGNATURES
Exhibit Index
EX-3.2 BYLAWS AS LAST AMENDED DECEMBER 20, 2004
EX-10.2 REGIONS RESTATED 1991 LONG-TERM INCENTIVE PLAN
EX-10.3 REGIONS 1999 LONG-TERM INCENTIVE PLAN
EX-10.14 UNION PLANTERS SUPPLEMENTAL RETIREMENT PLAN FOR EXEC. OFFICERS
EX-10.15 AMEND.TO UNION PLANTERS SUPP. EXEC. RETIREMENT PLAN
EX-10.16 RESTATED TRUST SUPP. EXEC. RETIRMENT PLAN
EX-10.18 REGIONS MANAGEMENT INCENTIVE PLAN
EX-10.19 FORM OF DEFERRED COMPENSATION AGREEMENT
EX-10.21 RESTATED EMPLOYMENT AGREEMENT DATED 4/17/97
EX-10.22 EXECUTIVE RETIREMENT AGREEMENT DATED 2/23/95
EX-12 STATEMENTS RE: COMPUTATION OF RATIO OF EARNINGS
EX-21 LIST OF SUBSIDIARIES OF REGISTRANT
EX-23 CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-32 SECTION 906 CERTIFICATION OF THE CEO AND CFO

PART I

FORWARD LOOKING STATEMENTS

      This Annual Report on Form 10-K, other periodic reports filed by Regions under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and any other written or oral statements made by or on behalf of Regions may include forward looking statements which reflect Regions’ current views with respect to future events and financial performance. Such forward looking statements are based on general assumptions and are subject to various risks, uncertainties, and other factors that may cause actual results to differ materially from the views, beliefs, and projections expressed in such statements. These risks, uncertainties and other factors include, but are not limited to those described below.

      Some factors are specific to Regions, including:

•	Regions’ ability to achieve the earnings expectations related to the businesses that were acquired, including its merger with Union Planters Corporation in July 2004, or that may be acquired in the future, which in turn depends on a variety of factors, including:

•	Regions’ ability to achieve the anticipated cost savings and revenue enhancements with respect to the acquired operations, or lower than expected revenues from continuing operations;

•	the assimilation of the acquired operations to Regions’ corporate culture, including the ability to instill Regions’ credit practices and efficient approach to the acquired operations;

•	the continued growth of the markets that the acquired entities serve, consistent with recent historical experience;

•	difficulties related to the integration of the businesses of Regions and Union Planters, including integration of information systems and retention of key personnel.

•	Regions’ ability to expand into new markets and to maintain profit margins in the face of pricing pressures.

•	Regions’ ability to keep pace with technological changes.

•	Regions’ ability to develop competitive new products and services in a timely manner and the acceptance of such products and services by Regions’ customers and potential customers.

•	Regions’ ability to effectively manage interest rate risk, market risk, credit risk and operational risk.

•	Regions’ ability to manage fluctuations in the value of assets and liabilities and off-balance sheet exposure so as to maintain sufficient capital and liquidity to support Regions’ business.

•	The cost and other effects of material contingencies, including litigation contingencies.

      Other factors which may affect Regions apply to the financial services industry more generally, including:

•	Further easing of restrictions on participants in the financial services industry, such as banks, securities brokers and dealers, investment companies and finance companies, may increase competitive pressures.

•	Possible changes in interest rates may increase funding costs and reduce earning asset yields, thus reducing margins.

•	Possible changes in general economic and business conditions in the United States in general and in the communities Regions serves in particular may lead to a deterioration in credit quality, thereby increasing provisioning costs, or a reduced demand for credit, thereby reducing earning assets.

•	The threat or occurrence of war or acts of terrorism and the existence or exacerbation of general geopolitical instability and uncertainty.

•	Possible changes in trade, monetary and fiscal policies, laws, and regulations, and other activities of governments, agencies, and similar organizations, including changes in accounting standards, may have an adverse effect on business.

•	Possible changes in consumer and business spending and saving habits could affect Regions’ ability to increase assets and to attract deposits.

      The words “believe,” “expect,” “anticipate,” “project,” and similar expressions signify forward looking statements. Readers are cautioned not to place undue reliance on any forward looking statements made by or on behalf of Regions. Any such statement speaks only as of the date the statement was made. Regions undertakes no obligation to update or revise any forward looking statements.

Item 1.	Business

      Regions Financial Corporation (together with its subsidiaries on a consolidated basis, “Regions” or “Company”), is a financial holding company headquartered in Birmingham, Alabama which operates primarily within the southeastern United States. Regions’ operations consist of banking, brokerage and investment services, mortgage banking, insurance brokerage, credit life insurance, commercial accounts receivable factoring and specialty financing. At December 31, 2004, Regions had total consolidated assets of approximately $84.1 billion, total consolidated deposits of approximately $58.7 billion, and total consolidated stockholders’ equity of approximately $10.7 billion.

      Regions is a Delaware corporation that on July 1, 2004, became the successor by merger to Union Planters Corporation (“Union Planters”) and the former Regions Financial Corporation. Regions’ principal executive offices are located at 417 North 20th Street, Birmingham, Alabama 35203, and its telephone number at such address is (205) 944-1300.

Banking Operations

      Regions Financial Corporation conducts its banking operations through Regions Bank, an Alabama chartered commercial bank that is a member of the Federal Reserve System, and Union Planters Bank, National Association (“UPBNA”), a national bank. At December 31, 2004, Regions operated 1,323 full service banking offices in Alabama, Arkansas, Florida, Georgia, Illinois, Indiana, Iowa, Kentucky, Louisiana, Mississippi, Missouri, North Carolina, South Carolina, Tennessee and Texas.

      The following chart reflects the distribution of total assets, loans, deposits and branches in each of the states in which Regions conducts its banking operations.

	Assets	Loans	Deposits	Branches

Alabama	17%	18%	20%	191
Arkansas	8	8	8	113
Florida	15	13	14	139
Georgia	13	13	11	134
Illinois	1	1	2	71
Indiana	4	4	4	62
Iowa	1	1	1	17
Kentucky	2	2	1	19
Louisiana	7	7	8	105
Mississippi	4	4	5	92
Missouri	6	6	7	70
North Carolina	2	2	*	6
South Carolina	3	3	2	37
Tennessee	13	13	13	195
Texas	4	5	4	72

Totals	100%	100%	100%	1,323

*	less than 1%

Other Financial Services Operations

      In addition to its banking operations, Regions provides additional financial services through the following subsidiaries or divisions:

      Morgan Keegan & Company, Inc. (“Morgan Keegan”), acquired in 2001 and a subsidiary of Regions Financial Corporation, is a full-service regional brokerage and investment banking firm. Morgan Keegan offers products and services including securities brokerage, asset management, financial planning, mutual funds, securities underwriting, sales and trading, and investment banking. Morgan Keegan, one of the largest investment firms in the South, employs approximately 1,000 financial advisors offering products and services from 244 offices located in Alabama, Arkansas, Florida, Georgia, Illinois, Kentucky, Massachusetts, Mississippi, New York, Louisiana, North Carolina, South Carolina, Tennessee, Texas, and Virginia as well as Toronto, Canada.

      Regions Mortgage, a division of UPBNA, and EquiFirst Corporation (“EquiFirst”), a subsidiary of Regions Bank, are engaged in mortgage banking. Regions Mortgage’s primary business and source of income is the origination and servicing of mortgage loans for long-term investors. EquiFirst typically originates mortgage loans which are sold to third-party investors. Regions Mortgage’s servicing portfolio totaled approximately $39.4 billion and included approximately 445,000 real estate mortgages at December 31, 2004. Regions Mortgage and EquiFirst operate loan production offices in Alabama, Arizona, Arkansas, Florida, Georgia, Illinois, Indiana, Iowa, Kentucky, Louisiana, Mississippi, Missouri, North Carolina, South Carolina, Tennessee and Texas.

      Rebsamen Insurance, Inc., acquired in 2001 and a subsidiary of Regions Financial Corporation, acts as a general insurance broker for a full-line of insurance products, primarily focusing on commercial property and casualty insurance customers.

      Regions Agency, Inc., a subsidiary of Regions Financial Corporation, acts as an insurance agent or broker with respect to credit life and accident and health insurance and other types of insurance relating to extensions of credit by Regions Bank or Regions’ banking-related subsidiaries.

      Regions Life Insurance Company, a subsidiary of Regions Financial Corporation, acts as a re-insurer of credit life and accident and health insurance in connection with the activities of certain affiliates of Regions.

      Regions Interstate Billing Service, Inc. (“RIBS”), a subsidiary of Regions Financial Corporation, factors commercial accounts receivable and performs billing and collection services. RIBS primarily serves clients related to the trucking and automotive service industry.

Acquisition Program

      In July 2004, Regions and Union Planters completed a merger of the two companies. Union Planters was a $32.2 billion bank holding company headquartered in Memphis, Tennessee. UPBNA now operates as a banking subsidiary of Regions. The merger was accounted for as a purchase of Union Planters by Regions for accounting and financial reporting purposes.

      A substantial portion of the growth of Regions from its inception as a bank holding company in 1971 to the merger with Union Planters has been through the acquisition of other financial institutions, including commercial banks and thrift institutions, and the assets and deposits thereof. Prior to the merger with Union Planters, Regions had completed 103 acquisitions of financial institutions and financial service providers representing in aggregate (at the time the acquisitions were completed) approximately $28.4 billion in assets. As part of its ongoing strategic plan, Regions continually evaluates business combination opportunities. Any future business combination or series of business combinations that Regions might undertake may be material, in terms of assets acquired or liabilities assumed, to Regions’ financial condition. Recent business combinations in the financial services industry have typically involved the payment of a premium over book and market values. This practice could result in dilution of book value and net income per share for the acquirer.

Segment Information

      Reference is made to Note 24 “Business Segment Information” to the consolidated financial statements included under Item 8 of this Annual Report on Form 10-K for information required by this item.

Supervision And Regulation

      General. Regions is a financial holding company, registered with the Board of Governors of the Federal Reserve System under the Bank Holding Company Act of 1956, as amended (“BHC Act”). As such, Regions and its subsidiaries are subject to the supervision, examination, and reporting requirements of the BHC Act and the regulations of the Federal Reserve.

      The Gramm-Leach-Bliley Act, adopted in 1999 (“GLB Act”), significantly relaxed previously existing restrictions on the activities of banks and bank holding companies. Under such legislation, an eligible bank holding company may elect to be a “financial holding company” and thereafter may engage in a range of activities that are financial in nature and that were not previously permissible for banks and bank holding companies. A financial holding company may engage directly or through a subsidiary in the statutorily authorized activities of securities dealing, underwriting, and market making, insurance underwriting and agency activities, merchant banking, and insurance company portfolio investments. A financial holding company also may engage in any activity that the Federal Reserve determines by rule or order to be financial in nature, incidental to such financial activity, or complementary to a financial activity and that does not pose a substantial risk to the safety and soundness of an institution or to the financial system generally.

      In addition to these activities, a financial holding company may engage in those activities permissible for a bank holding company including factoring accounts receivable, acquiring and servicing loans, leasing personal property, performing certain data processing services, acting as agent or broker in selling credit life insurance and certain other types of insurance in connection with credit transactions, and conducting certain insurance underwriting activities. The BHC Act does not place territorial limitations on permissible nonbanking activities of bank holding companies. Despite prior approval, the Federal Reserve has the power to order any bank holding company or its subsidiaries to terminate any activity or to terminate its ownership or control of any subsidiary when the Federal Reserve has reasonable grounds to believe that continuation of such activity or such ownership or control constitutes a serious risk to the financial soundness, safety, or stability of any bank subsidiary of the bank holding company.

      The GLB Act also permits securities brokerage firms and insurance companies to own banks and bank holding companies. The GLB Act also seeks to streamline and coordinate regulation of integrated financial holding companies, providing generally for “umbrella” regulation of financial holding companies by the Federal Reserve, and for functional regulation of banking activities by bank regulators, securities activities by securities regulators, and insurance activities by insurance regulators.

      For a bank holding company to be eligible for financial holding company status, all of its subsidiary insured depository institutions must be well-capitalized and well-managed. A bank holding company may become a financial holding company by filing a declaration with the Federal Reserve that it elects to become a financial holding company. The Federal Reserve must deny expanded authority to any bank holding company with a subsidiary insured depository institution that received less than a satisfactory rating on its most recent Community Reinvestment Act of 1977 (the “CRA”) review as of the time it submits its declaration. If, after becoming a financial holding company and undertaking activities not permissible for a bank holding company, the company fails to continue to meet any of the prerequisites for financial holding company status, the company must enter into an agreement with the Federal Reserve to comply with all applicable capital and management requirements. If the company does not return to compliance within 180 days, the Federal Reserve may order the company to divest its subsidiary banks or the company may discontinue or divest its non-permissible activities.

      The BHC Act requires every bank holding company to obtain the prior approval of the Federal Reserve before: (1) it may acquire direct or indirect ownership or control of any voting shares of any bank if, after such acquisition, the bank holding company will directly or indirectly own or control more than 5.0% of the voting shares of the bank; (2) it or any of its subsidiaries, other than a bank, may acquire all or substantially all of the assets of any bank; or (3) it may merge or consolidate with any other bank holding company.

      The BHC Act further provides that the Federal Reserve may not approve any transaction that would result in a monopoly or would be in furtherance of any combination or conspiracy to monopolize or attempt to monopolize the business of banking in any section of the United States, or the effect of which may be substantially to lessen competition or to tend to create a monopoly in any section of the country, or that in any other manner would be in restraint of trade, unless the anticompetitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served. Consideration of financial resources generally focuses on capital adequacy, and consideration of convenience and needs issues includes the parties’ performance under the CRA, both of which are discussed below.

      Regions Bank and UPBNA are members of the Federal Deposit Insurance Corporation (“FDIC”), and as such, their deposits are insured by the FDIC to the extent provided by law. They are also subject to numerous statutes and regulations that affect their business activities and operations, and are supervised and examined by one or more state or federal bank regulatory agencies.

      Regions Bank is a state-chartered bank. Regions Bank is a member of the Federal Reserve System and is subject to supervision and examination by the Federal Reserve and the state banking authority of Alabama, the state in which it is headquartered. The Federal Reserve and the Alabama Department of Banking regularly examine the operations of Regions Bank and are given authority to approve or disapprove mergers, consolidations, the establishment of branches, and similar corporate actions. The federal and state banking regulators also have the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law.

      UPBNA is a banking association chartered under the National Bank Act and is subject to supervision and examination by the Office of the Comptroller of the Currency (the “OCC”). The OCC regularly examines the operations of UPBNA and has authority to approve or disapprove mergers, consolidations, the establishment of branches, and similar corporate actions. The OCC also has the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law.

      Community Reinvestment Act. Regions Bank and UPBNA are subject to the provisions of the CRA. Under the terms of the CRA, the banks have a continuing and affirmative obligation consistent with safe and sound operation to help meet the credit needs of their entire communities, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires each appropriate federal bank regulatory agency, in connection with its examination of a subsidiary depository institution, to assess such institution’s record in assessing and meeting the credit needs of the community served by that institution, including low- and moderate-income neighborhoods. The regulatory agency’s assessment of the institution’s record is made available to the public. The assessment also is part of the Federal Reserve’s and the OCC’s consideration of applications to acquire, merge or consolidate with another banking institution or its holding company, to establish a new branch office that will accept deposits or to relocate an office. In the case of a bank holding company applying for approval to acquire a bank or other bank holding company, the Federal Reserve will assess the records of each subsidiary depository institution of the applicant bank holding company, and such records may be the basis for denying the application. Regions Bank and UPBNA received a “satisfactory” CRA rating in their most recent examinations.

      Patriot Act. In 2001, President Bush signed into law comprehensive anti-terrorism legislation known as the USA Patriot Act. Title III of the USA Patriot Act requires financial institutions, including Regions’ banking, broker-dealer, and insurance subsidiaries, to help prevent, detect and prosecute international money laundering and the financing of terrorism. Regions’ banking, broker-dealer and insurance subsidiaries have augmented their systems and procedures to meet the requirements of these regulations.

      Payment of Dividends. Regions Financial Corporation is a legal entity separate and distinct from its banking and other subsidiaries. The principal source of cash flow of Regions Financial Corporation, including cash flow to pay dividends to its stockholders, is dividends from Regions Bank and UPBNA. There are statutory and regulatory limitations on the payment of dividends by the banks to Regions Financial Corporation as well as by Regions Financial Corporation to its stockholders.

      As to the payment of dividends, Regions Bank is subject to the laws and regulations of the state of Alabama and to the regulations of the Federal Reserve, and UPBNA is subject to federal law and regulations of the OCC.

      If, in the opinion of a federal regulatory agency, an institution under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the institution, could include the payment of dividends), such agency may require, after notice and hearing, that such institution cease and desist from such practice. The federal banking agencies have indicated that paying dividends that deplete an institution’s capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), an insured institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. See “Regulatory Remedies under FDICIA.” Moreover, the Federal Reserve, the OCC, and the FDIC have issued policy statements stating that bank holding companies and insured banks should generally pay dividends only out of current operating earnings.

      At December 31, 2004, under dividend restrictions imposed under federal and state laws, Regions Bank and UPBNA, without obtaining governmental approvals, could declare aggregate dividends to Regions Financial Corporation of approximately $907 million.

      The payment of dividends by Regions Financial Corporation and its subsidiary banks may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.

      Capital Adequacy. Regions Financial Corporation and its subsidiary banks are required to comply with the applicable capital adequacy standards established by the Federal Reserve and the OCC. There are two basic measures of capital adequacy for bank holding companies that have been promulgated by the Federal

Reserve: a risk-based measure and a leverage measure. All applicable capital standards must be satisfied for a financial holding company to be considered in compliance.

      The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in credit and market risk profile among banks and bank holding companies, to account for off-balance-sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items.

      The minimum guideline for the ratio of total capital (“Total Capital”) to risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8.0%. At least half of the Total Capital must be composed of common equity, undivided profits, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less goodwill and certain other intangible assets (“Tier 1 Capital”). The remainder may consist of subordinated debt, other preferred stock, and a limited amount of allowance for loan losses. The minimum guideline for Tier 1 Capital is 4.0%. At December 31, 2004, Regions’ consolidated Tier 1 Capital ratio was 9.04% and its Total Capital ratio was 13.51%.

      In addition, the Federal Reserve has established minimum leverage ratio guidelines for financial holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and certain other intangible assets (the “Leverage Ratio”), of 3.0% for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies generally are required to maintain a Leverage Ratio of at least 3.0%, plus an additional cushion of 100 to 200 basis points. Regions’ Leverage Ratio at December 31, 2004, was 7.47%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a “tangible Tier 1 Capital leverage ratio” (deducting all intangibles) and other indicators of capital strength in evaluating proposals for expansion or new activities.

      The subsidiary banks are subject to substantially similar risk-based and leverage capital requirements as those applicable to Regions. Regions Bank and UPBNA were in compliance with applicable minimum capital requirements as of December 31, 2004. Neither Regions nor its subsidiary banks has been advised by any federal banking agency of any specific minimum capital ratio requirement applicable to it.

      Failure to meet capital guidelines could subject a bank to a variety of enforcement remedies, including the termination of deposit insurance by the FDIC, and to certain restrictions on its business. See “Regulatory Remedies under FDICIA.”

      Support of Subsidiary Banks. Under Federal Reserve policy, Regions Financial Corporation is expected to act as a source of financial strength to, and to commit resources to support, its subsidiary banks. This support may be required at times when, absent such Federal Reserve policy, Regions may not be inclined to provide it. In addition, any capital loans by a financial holding company to its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary banks. In the event of a financial holding company’s bankruptcy, any commitment by the financial holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

      Regulatory Remedies under FDICIA. FDICIA establishes a system of regulatory remedies to resolve the problems of undercapitalized institutions. Under this system, which became effective in 1992, the federal banking regulators are required to establish five capital categories (“well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized”) and to take certain mandatory supervisory actions, and are authorized to take other discretionary actions, with respect to institutions in the three undercapitalized categories, the severity of which will depend upon the capital category in which the institution is placed. Generally, subject to a narrow exception, FDICIA requires the banking regulator to appoint a receiver or conservator for an institution that is critically undercapitalized. The federal banking agencies have specified by regulation the relevant capital level for each category.

      Under the agencies’ rules implementing FDICIA’s remedy provisions, an institution that (1) has a Total Capital ratio of 10.0% or greater, a Tier 1 Capital ratio of 6.0% or greater, and a Leverage Ratio of 5.0% or greater and (2) is not subject to any written agreement, order, capital directive, or regulatory remedy directive issued by the appropriate federal banking agency is deemed to be “well capitalized.” An institution with a Total Capital ratio of 8.0% or greater, a Tier 1 Capital ratio of 4.0% or greater, and a Leverage Ratio of 4.0% or greater is considered to be “adequately capitalized.” A depository institution that has a Total Capital ratio of less than 8.0%, a Tier 1 Capital ratio of less than 4.0%, or a Leverage Ratio of less than 4.0% is considered to be “undercapitalized.” An institution that has a Total Capital ratio of less than 6.0%, a Tier 1 Capital ratio of less than 3.0%, or a Leverage Ratio of less than 3.0% is considered to be “significantly undercapitalized,” and an institution that has a tangible equity capital to assets ratio equal to or less than 2.0% is deemed to be “critically undercapitalized.” For purposes of the regulation, the term “tangible equity” includes core capital elements counted as Tier 1 Capital for purposes of the risk-based capital standards plus the amount of outstanding cumulative perpetual preferred stock (including related surplus), minus all intangible assets with certain exceptions. A depository institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating.

      An institution that is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. Under FDICIA, a bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to certain limitations. The obligation of a controlling bank holding company under FDICIA to fund a capital restoration plan is limited to the lesser of 5.0% of an undercapitalized subsidiary’s assets or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches, or engaging in any new line of business, except in accordance with an accepted capital restoration plan or with the approval of the FDIC. In addition, the appropriate federal banking agency is given authority with respect to any undercapitalized depository institution to take any of the actions it is required to or may take with respect to a significantly undercapitalized institution as described below if it determines “that those actions are necessary to carry out the purpose” of FDICIA.

      For those institutions that are significantly undercapitalized or undercapitalized and either fail to submit an acceptable capital restoration plan or fail to implement an approved capital restoration plan, the appropriate federal banking agency must require the institution to take one or more of the following actions: sell enough shares, including voting shares, to become adequately capitalized; merge with (or be sold to) another institution (or holding company), but only if grounds exist for appointing a conservator or receiver; restrict certain transactions with banking affiliates as if the “sister bank” exception to the requirements of Section 23A of the Federal Reserve Act did not exist; otherwise restrict transactions with bank or nonbank affiliates; restrict interest rates that the institution pays on deposits to “prevailing rates” in the institution’s “region;” restrict asset growth or reduce total assets; alter, reduce, or terminate activities; hold a new election of directors; dismiss any director or senior executive officer who held office for more than 180 days immediately before the institution became undercapitalized, provided that in requiring dismissal of a director or senior officer, the agency must comply with certain procedural requirements, including the opportunity for an appeal in which the director or officer will have the burden of proving his or her value to the institution; employ “qualified” senior executive officers; cease accepting deposits from correspondent depository institutions; divest certain nondepository affiliates which pose a danger to the institution; or be divested by a parent holding company. In addition, without the prior approval of the appropriate federal banking agency, a significantly undercapitalized institution may not pay any bonus to any senior executive officer or increase the rate of compensation for such an officer without regulatory approval.

      At December 31, 2004, Regions Bank and UPBNA had the requisite capital levels to qualify as well capitalized.

      FDIC Insurance Assessments. Pursuant to FDICIA, the FDIC adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The risk-based system, which went into effect in 1994, assigns an institution to one of three capital categories: (1) well capitalized; (2) adequately capitalized; and (3) undercapitalized, as determined by capital reported by the institution in the quarterly report issued before each assessment period. Each institution also is assigned by the FDIC to one of three supervisory subgroups within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution’s primary federal regulator and information which the FDIC determines to be relevant to the institution’s financial condition and the risk posed to the deposit insurance funds (which may include, if applicable, information provided by the institution’s state supervisor). An institution’s insurance assessment rate is then determined based on the capital category and supervisory subgroup to which it is assigned. Under the final risk-based assessment system, there are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied.

      Regions Bank and UPBNA are assessed at the well-capitalized level where the premium rate is currently zero. Like all insured banks, the subsidiary banks also must pay a quarterly assessment of approximately $.02 per $100 of assessable deposits to pay off bonds that were issued in the late 1980’s by a mixed-ownership government corporation, the Financing Corporation, to raise funds to cover costs of the resolution of the savings and loan crisis.

      Under the Federal Deposit Insurance Act (“FDIA”), insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

      Safety and Soundness Standards. The FDIA, as amended by FDICIA and the Riegle Community Development and Regulatory Improvement Act of 1994, requires the federal bank regulatory agencies to prescribe standards, by regulations or guidelines, relating to internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings, stock valuation and compensation, fees and benefits and such other operational and managerial standards as the agencies deem appropriate. In 1995, the federal bank regulatory agencies adopted guidelines prescribing safety and soundness standards pursuant to FDICIA, as amended. The guidelines establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risk and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director, or principal stockholder. In addition, the agencies adopted regulations that authorize, but do not require, an agency to order an institution that has been given notice by an agency that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an acceptable compliance plan, the agency must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized institution is subject under the “prompt corrective action” provisions of FDICIA. See “Regulatory Remedies under FDICIA.” If an institution fails to comply with such an order, the agency may seek to enforce such order in judicial proceedings and to impose civil money penalties. The federal bank regulatory agencies also proposed guidelines for asset quality and earnings standards.

      Depositor Preference. The Omnibus Budget Reconciliation Act of 1993 provides that deposits and certain claims for administrative expenses and employee compensation against an insured depository institution would be afforded a priority over other general unsecured claims against such an institution in the “liquidation or other resolution” of such an institution by any receiver.

      Regulation of Morgan Keegan. As a registered investment adviser and broker-dealer, Morgan Keegan is subject to regulation and examination by the Securities and Exchange Commission (“SEC”), the National Association of Securities Dealers (“NASD”), the New York Stock Exchange (“NYSE”), and other self regulatory organizations (“SROs”), which may affect its manner of operation and profitability. Such regulations cover a broad range of subject matter. Rules and regulations for registered broker-dealers cover such issues as: capital requirements; sales and trading practices; use of client funds and securities; the conduct of directors, officers, and employees; record-keeping and recording; supervisory procedures to prevent improper trading on material non-public information; qualification and licensing of sales personnel; and limitations on the extension of credit in securities transactions. Rules and regulations for registered investment advisers include the limitations on the ability of investment advisers to charge performance-based or non-refundable fees to clients, record-keeping and reporting requirements, disclosure requirements, limitations on principal transactions between an adviser or its affiliates and advisory clients, and anti-fraud standards.

      Morgan Keegan is subject to the net capital requirements set forth in Rule 15c3-1 of the Exchange Act. The net capital requirements measure the general financial condition and liquidity of a broker-dealer by specifying a minimum level of net capital that a broker-dealer must maintain, and by requiring that a significant portion of its assets be kept liquid. If Morgan Keegan failed to maintain its minimum required net capital, it would be required to cease executing customer transactions until it came back into compliance. This could also result in Morgan Keegan losing its NASD membership, its registration with the SEC, or require a complete liquidation.

      The SEC’s risk assessment rules also apply to Morgan Keegan as a registered broker-dealer. These rules require broker-dealers to maintain and preserve records and certain information, describe risk management policies and procedures, and report on the financial condition of affiliates whose financial and securities activities are reasonably likely to have a material impact on the financial and operational condition of the broker-dealer. Certain “material associated persons” of Morgan Keegan, as defined in the risk assessment rules, may also be subject to SEC regulation.

      In addition to federal registration, state securities commissions require the registration of certain broker-dealers and investment advisers. Morgan Keegan is registered as a broker-dealer with every state, the District of Columbia, and Puerto Rico. Morgan Keegan is registered as an investment adviser in the following states: Alabama, Arkansas, California, Connecticut, Delaware, District of Columbia, Florida, Georgia, Hawaii, Idaho, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Maine, Maryland, Michigan, Minnesota, Missouri, Mississippi, Montana, Nebraska, Nevada, New Hampshire, New Jersey, New Mexico, New York, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Carolina, South Dakota, Tennessee, Texas, Utah, Vermont, Virginia, Washington, West Virginia, and Wisconsin.

      Violations of federal, state, and SRO rules or regulations may result in the revocation of broker-dealer or investment adviser licenses, imposition of censures or fines, the issuance of cease and desist orders, and the suspension or expulsion of officers and employees from the securities business firm. In addition, Morgan Keegan’s business may be materially affected by new rules and regulations issued by the SEC or SROs as well as any changes in the enforcement of existing laws and rules that affect its securities business.

      Other. The United States Congress continues to consider a number of wide-ranging proposals for altering the structure, regulation, and competitive relationships of the nation’s financial institutions. It cannot be predicted whether or in what form further legislation may be adopted or the extent to which Regions’ business may be affected thereby.

Competition

      All aspects of Regions’ business are highly competitive. Regions’ subsidiaries compete with other financial institutions located in the states in which they operate and other adjoining states, as well as large banks in major financial centers and other financial intermediaries, such as savings and loan associations, credit unions, consumer finance companies, brokerage firms, insurance companies, investment companies, mutual funds, other mortgage companies and financial service operations of major commercial and retail corporations.

      Customers for banking services and other financial services offered by Regions’ subsidiaries are generally influenced by convenience, quality of service, personal contacts, price of services, and availability of products. Although Regions’ position varies in different markets, Regions believes that its affiliates effectively compete with other financial services companies in their relevant market areas.

Employees

      As of December 31, 2004, Regions and its subsidiaries had approximately 26,000 full-time-equivalent employees.

Available Information

      Regions maintains a website at www.regions.com. Regions makes available on its website free of charge its annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports which are filed or furnished to the SEC pursuant to Section 13(a) of the Exchange Act. These documents are made available on Regions’ website as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. You may also request a copy of these filings, at no cost, by writing or telephoning Regions at the following address:

ATTENTION: Investor Relations

REGIONS FINANCIAL CORPORATION
417 North 20th Street
Birmingham, Alabama 35203
(205) 944-1300

Item 2.	Properties

      Regions’ corporate headquarters occupy several floors of the main banking facility of Regions Bank, located at 417 North 20th Street, Birmingham, Alabama 35203.

      Regions’ banking subsidiaries operate through 1,323 banking offices. Regions provides investment banking and brokerage services through 244 offices of Morgan Keegan, while Regions’ mortgage subsidiaries operate 246 offices. For offices in premises leased by Regions and its subsidiaries, annual rentals totaled approximately $58.7 million as of December 31, 2004. During 2004, Regions and its subsidiaries received approximately $10.2 million in rentals for space leased to others. At December 31, 2004, there were no significant encumbrances on the offices, equipment and other operational facilities owned by Regions and its subsidiaries.

      See Item 1. Business of this annual report for a description of the states in which the subsidiary banks’ branches and Morgan Keegan’s offices are located.

Item 3.	Legal Proceedings

      Reference is made to Note 13 “Commitments and Contingencies,” to the consolidated financial statements included under Item 8 of this Annual Report on Form 10-K.

      Regions is subject to litigation, including class action litigation, in the ordinary course of business. Punitive damages are routinely claimed in these cases. Regions continues to be concerned about the general trend in litigation involving large damage awards against financial service company defendants.

      Notwithstanding these concerns, Regions believes, based on consultation with legal counsel, that the outcome of pending litigation will not have a material effect on Regions’ consolidated financial position but could impact operating results for a particular reporting period.

Item 4.	Submission of Matters to a Vote of Security Holders

      No matters were submitted to security holders for a vote during the fourth quarter of 2004.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

      Common Stock Market Prices and Dividend information for the year ended December 31, 2004, is included under Item 8 of this Annual Report filed on Form 10-K in Note 26 to the consolidated financial statements.

      The following table presents information regarding issuer purchases of equity securities during the fourth quarter of 2004.

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number	Average Price	As Part of Publicly	Yet Be Purchased
	of Shares	Paid Per	Announced Plans	Under the Plans or
Period	Purchased	Share	or Programs	Programs(1)

October 1, 2004-October 31, 2004	170,000	$34.87	170,000	19,830,000
November 1, 2004-November 30, 2004	440,500	34.94	440,500	19,389,500
December 1, 2004-December 31, 2004	232,500	34.74	232,500	19,157,000

Total	843,000	$34.87	843,000

(1)	On July 15, 2004, Regions’ Board of Directors assessed the pre-merger repurchase authorizations of both Regions and Union Planters and authorized the repurchase of up to 20 million shares of Regions’ $0.01 par value common stock through open market transactions.

Item 6.	Selected Financial Data

HISTORICAL FINANCIAL SUMMARY

REGIONS FINANCIAL CORPORATION & SUBSIDIARIES

								Compound
							Annual	Growth
							Change	Rate
	2004	2003	2002	2001	2000	1999	2003-2004	1999-2004

	(in thousands, except ratios, yields, and per share amounts)
Summary of Operating Results
Interest income:
Interest and fees on loans	$2,318,684	$1,702,299	$1,986,203	$2,458,503	$2,588,143	$2,201,786	36.21%	1.04%
Income on federal funds sold	7,701	5,828	8,377	17,890	5,537	4,256	32.14	12.59
Taxable interest on securities	434,009	348,765	400,705	445,919	561,974	524,935	24.44	–3.73
Tax-free interest on securities	25,319	24,355	29,967	40,434	41,726	39,484	3.96	–8.50
Other interest income	169,972	137,883	111,737	92,891	36,863	84,225	23.27	15.08

Total interest income	2,955,685	2,219,130	2,536,989	3,055,637	3,234,243	2,854,686	33.19	0.70
Interest expense:
Interest on deposits	496,627	430,353	652,765	1,135,695	1,372,260	1,056,799	15.40	–14.02
Interest on short-term borrowings	108,000	101,075	128,256	188,108	276,243	329,518	6.85	–20.00
Interest on long-term borrowings	238,024	213,104	258,380	306,341	196,943	42,514	11.69	41.13

Total interest expense	842,651	744,532	1,039,401	1,630,144	1,845,446	1,428,831	13.18	–10.02

Net interest income	2,113,034	1,474,598	1,497,588	1,425,493	1,388,797	1,425,855	43.30	8.18
Provision for loan losses	128,500	121,500	127,500	165,402	127,099	113,658	5.76	2.49

Net interest income after provision for loan losses	1,984,534	1,353,098	1,370,088	1,260,091	1,261,698	1,312,197	46.67	8.63
Non-interest income:
Brokerage and investment banking income	535,300	552,729	499,685	358,974	41,303	36,983	–3.15	70.66
Trust department income	102,569	69,921	62,197	56,681	57,675	53,434	46.69	13.93
Service charges on deposit accounts	418,142	288,613	277,807	267,263	231,670	194,984	44.88	16.48
Mortgage servicing and origination fees	128,845	97,383	90,000	86,865	74,689	96,586	32.31	5.93
Securities gains (losses)	63,086	25,658	51,654	32,106	(39,928)	160	145.87	NM
Other	406,412	318,009	241,944	176,824	211,890	139,233	27.80	23.89

Total non-interest income	1,654,354	1,352,313	1,223,287	978,713	577,299	521,380	22.34	25.98
Non-interest expense:
Salaries and employee benefits	1,425,075	1,095,781	1,005,099	861,730	573,137	539,219	30.05	21.45
Net occupancy expense	160,060	105,847	97,924	86,901	70,675	61,635	51.22	21.03
Furniture and equipment expense	101,977	81,347	90,818	87,727	74,213	72,013	25.36	7.21
Other	776,194	510,864	530,294	484,495	379,246	375,684	51.94	15.62

Total non-interest expense	2,463,306	1,793,839	1,724,135	1,520,853	1,097,271	1,048,551	37.32	18.63

Income before income taxes	1,175,582	911,572	869,240	717,951	741,726	785,026	28.96	8.41
Applicable income taxes	351,817	259,731	249,338	209,017	214,203	259,640	35.45	6.26

Net income	$823,765	$651,841	$619,902	$508,934	$527,523	$525,386	26.38%	9.41

Net income available to common shareholders	$817,745	$651,841	$614,458	$508,934	$527,523	$525,386	25.45%	9.25

Average number of shares outstanding	368,656	274,212	276,936	277,455	272,553	273,608	34.44%	6.14
Average number of shares outstanding — diluted	373,732	277,930	281,043	280,332	274,068	276,510	34.47%	6.21
Per share:
Net income	$2.22	$2.38	$2.22	$1.83	$1.94	$1.92	–6.72%	2.95%
Net income, diluted	2.19	2.35	2.19	1.82	1.92	1.90	–6.81	2.88
Cash dividends declared	1.33	1.00	0.94	0.91	0.87	0.81	33.00	10.43

(1)	In 2002, Regions adopted Statement 142 which eliminated amortization of excess purchase price. Results for 2002 were also impacted by the retroactive application of EITF 03-6 “Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share.”

(2)	Prior periods have been conformed to the current period presentation.

(3)	Prior period share and per share amounts have been adjusted to reflect the exchange of Regions common stock in connection with the Union Planters transaction. See Note 18 “Business Combinations” to the consolidated financial statements.

REGIONS FINANCIAL CORPORATION & SUBSIDIARIES

HISTORICAL FINANCIAL SUMMARY — (Continued)

	2004		2003	2002	2001		2000		1999

Yields and Costs (taxable equivalent basis)
Earning assets:
Taxable securities	4.14%		4.06%	5.16%	6.17%		6.51%		6.35%
Tax-free securities	7.93		7.68	7.96	7.95		7.64		7.91
Federal funds sold	1.22		0.93	1.46	3.21		6.27		4.49
Loans (net of unearned income)	5.31		5.56	6.59	8.13		8.63		8.33
Other earning assets	5.23		4.72	5.17	5.58		8.95		7.06
Total earning assets	5.07		5.17	6.19	7.61		8.15		7.83
Interest-bearing liabilities:
Interest-bearing deposits	1.37		1.61	2.47	4.30		5.03		4.32
Short-term borrowings	1.73		1.90	2.88	4.55		6.26		5.07
Long-term borrowings	3.65		3.88	5.01	6.39		6.42		6.33
Total interest-bearing liabilities	1.72		1.98	2.89	4.61		5.31		4.52
Net yield on interest earning assets	3.66		3.49	3.73	3.66		3.55		3.94
Ratios
Net income to:
Average stockholders’ equity	10.91	%(a)	15.06%	15.27%	13.49	%(b)	16.31	%(c)	17.13%
Average total assets	1.23	(a)	1.34	1.34	1.14	(b)	1.23	(c)	1.33
Efficiency(d)	65.28	(a)	62.53	62.88	61.81	(b)	53.82	(c)	53.23
Dividend payout	59.91		42.02	42.34	49.73		44.85		42.19
Average loans to average deposits	99.23		97.97	98.46	99.71		94.63		91.35
Average stockholders’ equity to average total assets	11.29		8.93	8.80	8.45		7.54		7.74
Average interest-bearing deposits to average total deposits	80.77		83.24	84.26	85.07		85.67		84.40

      The ratios disclosed in the following footnotes exclude certain items which management believes aid the reader in evaluating trends.

(a)	Ratios for 2004, excluding $39.1 million in after-tax merger and other charges, are as follows: Return on average stockholders’ equity 11.43%; Return on average total assets 1.29%; and Efficiency 63.82%
(b)	Ratios for 2001, excluding $17.8 million in after-tax merger and other charges, are as follows: Return on average stockholders’ equity 13.96%; Return on average total assets 1.18%; and Efficiency 60.86%.
(c)	Ratios for 2000, excluding $44.0 million in after-tax gain from sale of credit card portfolio and $26.2 million in after-tax loss from sale of securities, are as follows: Return on average stockholders’ equity 15.76%; Return on average total assets 1.19%; and Efficiency 55.65%.
(d)	The efficiency ratio is the quotient of non-interest expense divided by the sum of net interest income (on a tax equivalent basis) and non-interest income (excluding securities gains and losses). This ratio is commonly used by financial institutions as a measure of productivity.

REGIONS FINANCIAL CORPORATION & SUBSIDIARIES

HISTORICAL FINANCIAL SUMMARY — (Continued)

							Annual	Compound
							Change	Growth Rate
	2004	2003	2002	2001	2000	1999	2003-2004	1999-2004

	(average daily balances in thousands)
ASSETS
Earning assets:
Taxable securities	$10,530,097	$8,713,805	$7,929,950	$7,357,832	$8,651,052	$8,244,603	20.84%	5.02%
Tax-exempt securities	499,669	495,411	585,768	787,219	801,330	745,064	0.86	–7.68
Federal funds sold	631,844	629,896	573,050	556,843	88,361	94,875	0.31	46.11
Loans, net of unearned income	44,667,472	31,455,173	30,871,093	30,946,736	30,130,808	26,478,349	42.00	11.02
Other earning assets	3,274,292	2,938,711	2,176,308	1,685,237	413,548	1,195,729	11.42	22.32

Total earning assets	59,603,374	44,232,996	42,136,169	41,333,867	40,085,099	36,758,620	34.75	10.15
Allowance for loan losses	(608,689)	(452,296)	(431,000)	(384,645)	(360,353)	(328,188)	34.58	13.15
Cash and due from banks	1,340,116	952,971	957,893	932,787	1,094,874	1,237,318	40.63	1.61
Other non-earning assets	6,503,347	3,742,721	3,476,810	2,773,123	2,069,717	1,940,182	73.76	27.37

Total assets	$66,838,148	$48,476,392	$46,139,872	$44,655,132	$42,889,337	$39,607,932	37.88%	11.03%

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest-bearing	$8,656,768	$5,380,521	$4,933,496	$4,634,198	$4,561,900	$4,520,405	60.89%	13.88%
Interest-bearing	36,358,511	26,727,931	26,419,974	26,401,047	27,279,092	24,465,254	36.03	8.25

Total deposits	45,015,279	32,108,452	31,353,470	31,035,245	31,840,992	28,985,659	40.20	9.20
Borrowed funds:
Short-term	6,245,334	5,316,272	4,448,043	4,132,264	4,408,689	6,502,860	17.48	–0.80
Long-term	6,519,193	5,493,097	5,156,481	4,793,657	3,069,465	671,665	18.68	57.55

Total borrowed funds	12,764,527	10,809,369	9,604,524	8,925,921	7,478,154	7,174,525	18.09	12.21
Other liabilities	1,510,135	1,229,953	1,123,059	921,937	335,931	380,798	22.78	31.72

Total liabilities	59,289,941	44,147,774	42,081,053	40,883,103	39,655,077	36,540,982	34.30	10.16
Stockholders’ equity	7,548,207	4,328,618	4,058,819	3,772,029	3,234,260	3,066,950	74.38	19.74

Total liabilities and stockholders’ equity	$66,838,148	$48,476,392	$46,139,872	$44,655,132	$42,889,337	$39,607,932	37.88%	11.03%

(-)	2004 average balances were impacted by the mid-year merger with Union Planters.

REGIONS FINANCIAL CORPORATION & SUBSIDIARIES

HISTORICAL FINANCIAL SUMMARY — (Continued)

								Compound
								Growth
							Annual Change	Rate
	2004	2003	2002	2001	2000	1999	2003-2004	1999-2004

	(in thousands, except per share amounts)
YEAR-END BALANCES
Assets	$84,106,438	$48,597,996	$47,938,840	$45,382,712	$43,688,293	$42,714,395	73.07%	14.51%
Securities	12,616,589	9,087,804	8,994,600	7,847,159	8,994,171	10,913,044	38.83	2.94
Loans, net of unearned income	57,526,954	32,184,323	30,985,774	30,885,348	31,376,463	28,144,675	78.74	15.37
Non-interest- bearing deposits	11,424,137	5,717,747	5,147,689	5,085,337	4,512,883	4,419,693	99.80	20.92
Interest-bearing deposits	47,242,886	27,014,788	27,778,512	26,462,986	27,509,608	25,569,401	74.88	13.06

Total deposits	58,667,023	32,732,535	32,926,201	31,548,323	32,022,491	29,989,094	79.23	14.36
Long-term debt	7,239,585	5,711,752	5,386,109	4,747,674	4,478,027	1,750,861	26.75	32.83
Stockholders’ equity	10,749,457	4,452,115	4,178,422	4,035,765	3,457,944	3,065,112	141.45	28.53
Stockholders’ equity per share	$23.06	$16.25	$15.29	$14.21	$12.74	$11.25	41.91%	15.44%
Market price per share of common stock	$35.59	$30.13	$27.02	$24.25	$22.12	$20.35	18.12%	11.83%

Notes to Historical Financial Summary:

(-)	Non-accruing loans, of an immaterial amount, are included in earning assets. No adjustment has been made for these loans in the calculation of yields.

(-)	Yields are computed on a taxable equivalent basis, net of interest disallowance, using marginal federal income tax rates of 35% for 2004-1999.

(-)	Prior period share and per share amounts have been adjusted to reflect the exchange of Regions common stock in connection with the Union Planters transaction. See Note 18 “Business Combinations” to the consolidated financial statements.

(-)	This summary should be read in conjunction with the related consolidated financial statements and notes thereto under Item 8 on pages 61 to 109 of this Annual Report on Form 10-K.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

Introduction

General

      The following discussion and financial information is presented to aid in understanding Regions Financial Corporation’s (“Regions” or the “Company”) financial position and results of operations. The emphasis of this discussion will be on the years 2002, 2003 and 2004; in addition, financial information for prior years will also be presented when appropriate. Certain amounts in prior year financial statements have been reclassified to conform to the current year presentation.

      On July 1, 2004, Regions merged with Union Planters Corporation (“Union Planters”) headquartered in Memphis, Tennessee. The combination with Union Planters added approximately $35.7 billion of assets, $22.3 billion of loans, and $22.9 billion of deposits. This transaction was accounted for as a purchase of Union Planters by Regions and accordingly prior period financial statements have not been restated, except certain share and per share amounts related to the exchange of Regions common stock. Union Planters’ results of operations were included in Regions’ results beginning July 1, 2004. Comparisons with prior periods are significantly impacted by the merger with Union Planters (see Note 18 “Business Combinations” to the consolidated financial statements).

      Regions’ primary business is providing traditional commercial and retail banking services to customers throughout its geographic footprint. Regions’ banking subsidiaries, Regions Bank and Union Planters Bank, National Association (“UPBNA”), have operations in Alabama, Arkansas, Florida, Georgia, Illinois, Indiana, Iowa, Kentucky, Louisiana, Missouri, Mississippi, North Carolina, South Carolina, Tennessee and Texas. In 2004, Regions’ banking operations, excluding trust activities, contributed approximately $723 million to consolidated net income.

      In addition to providing traditional commercial and retail banking services, Regions provides other financial services in the fields of investment banking, asset management, trust, mutual funds, securities brokerage, mortgage banking, insurance, leasing and other specialty financing. Regions provides investment banking and brokerage services through 244 offices of Morgan Keegan & Company, Inc. (“Morgan Keegan”). Morgan Keegan contributed approximately $83.6 million to net income in 2004, including trust activities. Regions Morgan Keegan Trust, FSB, a federal savings bank subsidiary of Morgan Keegan, acts as fiduciary for certain Morgan Keegan trust clients and does not accept retail insured deposits. Regions’ mortgage banking divisions, Regions Mortgage and EquiFirst Corporation (“EquiFirst”), provide residential mortgage loan origination and servicing activities for customers and contributed $55.1 million to net income in 2004. Regions Mortgage services approximately $39.4 billion in mortgage loans as of December 31, 2004. Regions provides full-line insurance brokerage services primarily through Rebsamen Insurance, Inc., one of the 50 largest insurance brokers in the country. Credit life insurance services for customers are provided through other Regions’ affiliates. Insurance activities contributed approximately $14.2 million to net income in 2004.

      Regions’ profitability, like that of many other financial institutions, is dependent on its ability to generate revenue from net interest income and non-interest income sources. Net interest income is the difference between the interest income Regions receives on earning assets, such as loans and securities, and the interest expense Regions pays on interest-bearing liabilities, principally deposits and borrowings. Regions’ net interest income is impacted by the size and mix of its balance sheet components and the interest rate spread between interest earned on its assets and interest paid on its liabilities. Non-interest income includes fees from service charges on deposit accounts, trust and securities brokerage activities, mortgage origination and servicing, insurance and other customer services which Regions provides. Results of operations are also affected by the provision for loan losses and non-interest expenses such as salaries and employee benefits, occupancy and other operating expenses, including income taxes.

      Economic conditions, competition and the monetary and fiscal policies of the Federal government in general, significantly affect financial institutions, including Regions. Lending and deposit activities and fee income generation are influenced by the level of business spending and investment, consumer income, spending and savings, capital market activities, competition among financial institutions, customer prefer-

ences, interest rate conditions and prevailing market rates on competing products in Regions’ primary market areas.

      Regions’ business strategy has been and continues to be focused on providing a competitive mix of products and services, delivering quality customer service and maintaining a branch distribution network with offices in convenient locations. Regions believes that its merger with Union Planters will be beneficial in the continued implementation of this strategy.

      The Company’s principal market areas are located in the states of Alabama, Arkansas, Florida, Georgia, Illinois, Indiana, Iowa, Kentucky, Louisiana, Missouri, Mississippi, North Carolina, South Carolina, Tennessee and Texas. Morgan Keegan also operates offices in New York, Massachusetts and Virginia as well as Toronto, Canada.

2004 Highlights

      Regions’ most significant accomplishment in 2004 was the successful completion of the merger with Union Planters. This transaction dramatically increased Regions’ customer base and geographic footprint resulting in a stronger, better positioned franchise. The combination with Union Planters resulted in improved market share in attractive markets including Texas, Florida and Tennessee. Considering aggregate deposits, in the six core states (Alabama, Arkansas, Georgia, Louisiana, Mississippi, and Tennessee) of the franchise, Regions has the 2nd largest overall deposit market share.

      Regions reported net income available to common shareholders of $2.19 per diluted share in 2004, including a reduction of $.10 per diluted share related to $39 million (net of tax) in merger-related expenses. Net income available to common shareholders was $2.35 per diluted share in 2003.

      Net interest income for 2004 was $2.1 billion, compared to $1.5 billion in 2003. The net interest margin for 2004 was 3.66%, up from 3.49% in 2003. The increase in the net interest margin was due in part to a shift in the mix of earning assets. Loans, typically Regions’ highest yielding asset, increased as a percentage of total earning assets. Reduced balance sheet leverage contributed to the shift in mix of earning assets as certain maturities from the securities portfolio were not reinvested but rather were used to reduce borrowings. In addition, the benefit resulting from the early retirement of Federal Home Loan Bank advances in the second quarter of 2004 also contributed to a higher net interest margin. As of December 31, 2004, interest rate sensitivity analysis indicated Regions’ balance sheet remains in a slightly asset sensitive position, which should be beneficial in a rising rate environment.

      Regions’ banking unit showed positive signs in 2004. Excluding the effect of the Union Planters merger, loans increased 8% due to increases in commercial real estate lending and consumer lines of credit. Deposits increased 9%, excluding the effect of the merger with Union Planters, due primarily to growth in interest-free and money market deposits.

      Net charge-offs totaled $131.0 million or 0.29% of average loans in 2004, compared to 0.33% in 2003. Non-performing assets including loans past due 90 days increased $188.4 million to $527.0 million at December 31, 2004 but declined as a percentage of total loans and other real estate compared to year-end 2003. In 2004, Regions successfully completed the integration of the credit policy functions of Regions and Union Planters.

      Non-interest income totaled 42% of total revenue in 2004, as Regions continues to benefit from a diversified revenue steam. Brokerage and investment revenues declined slightly in 2004 as a slow down from record levels of fixed income production in prior years was not completely offset by improved private client revenues related to improved equity markets and two closed end fund offerings. Equity capital markets and investment advisory fees were also higher in 2004. Residential mortgage servicing and origination fees were higher in 2004, due to business activity added in connection with the Union Planters merger. The mortgage industry continues to face a number of market challenges. Regions continues to evaluate its mortgage division for the optimal business mix as well as improved operating efficiencies.

      Non-interest expense totaled $2.5 billion in 2004 compared to $1.8 billion in 2003. Included in 2004 are merger-related charges of $55.1 million. In connection with the integration of Regions and Union Planters, Regions has and will continue to incur merger-related expenses throughout the integration process. As the integration of Regions and Union Planters progresses, Regions expects to realize merger efficiencies in the banking units as well as other lines of business. Regions intends to continue to invest in many areas of the franchise, including personnel, technology and product delivery channels in order to increase revenue and improve efficiencies while continuing to provide superior customer service.

Critical Accounting Policies

      In preparing financial information, management is required to make significant estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses for the periods shown. The accounting principles followed by Regions and the methods of applying these principles conform with accounting principles generally accepted in the United States and general banking practices. Estimates and assumptions most significant to Regions are related primarily to allowance for loan losses, intangibles (excess purchase price, other identifiable intangible assets and mortgage serving rights) and income taxes, and are summarized in the following discussion and notes to the consolidated financial statements.

      Management’s determination of the adequacy of the allowance for loan losses, which is based on the factors and risk identification procedures discussed in the following pages, requires the use of judgments and estimates that may change in the future. Changes in the factors used by management to determine the adequacy of the allowance, or the availability of new information, could cause the allowance for loan losses to be increased or decreased in future periods. In addition, bank regulatory agencies, as part of their examination process, may require that additions be made to the allowance for loan losses based on their judgments and estimates.

      Regions’ excess purchase price (the amount in excess of the fair value of net assets acquired) is tested for impairment annually, or more often if events or circumstances indicate impairment may exist. Adverse changes in the economic environment, operations of acquired business units, or other factors could result in a decline in implied fair value of excess purchase price. If the implied fair value is less than the carrying amount, a loss would be recognized to reduce the carrying amount to implied fair value.

      Other identifiable intangible assets, primarily core deposits intangibles, are reviewed at least annually for events or circumstances which could impact the recoverability of the intangible asset, such as loss of core deposits, increased competition or adverse changes in the economy. To the extent an other identifiable intangible asset is deemed unrecoverable, an impairment loss would be recorded to reduce the carrying amount to the fair value.

      For purposes of evaluating mortgage servicing impairment, Regions must estimate the value of its mortgage servicing rights (MSR). MSR do not trade in an active market with readily observable market prices. Although sales of MSR do occur, the exact terms and conditions of sales may not be readily available. As a result, Regions stratifies its mortgage servicing portfolio on the basis of certain risk characteristics, including loan type and contractual note rate, and values its MSR using discounted cash flow modeling techniques which require management to make estimates regarding future net servicing cash flows, taking into consideration historical and forecasted mortgage loan prepayment rates and discount rates. Changes in interest rates, prepayment speeds or other factors could result in impairment of the servicing asset and a charge against earnings to reduce the recorded carrying amount. Based on a hypothetical sensitivity analysis, Regions estimates that a reduction in the primary mortgage market rates of 25 basis points and 50 points would reduce the December 31, 2004 fair value of MSR by 14% ($56 million) and 30% ($111 million), respectively. Management mitigates risk associated with declines in the estimated value of MSR by purchasing agency securities to create economic hedges.

      Management’s determination of the realization of the deferred tax asset is based upon management’s judgment of various future events and uncertainties, including the timing and amount of future income earned by certain subsidiaries and the implementation of various tax plans to maximize realization of the deferred tax asset. Management believes that the subsidiaries will generate sufficient operating earnings to realize the deferred tax benefits. Regions’ 1998 to 2003 consolidated federal income tax returns are open for examination. From time to time Regions engages in business plans that may also have an effect on its tax liabilities. While Regions has obtained the opinion of advisors that the tax aspects of these plans should prevail, examination of Regions’ income tax returns or changes in tax law may impact these plans and resulting provisions for income taxes.

Acquisitions

      The acquisitions of banks and other financial service companies historically have contributed significantly to Regions’ growth. The acquisitions of other financial service companies have also allowed Regions to better diversify its revenue stream and to offer additional products and services to its customers. Regions, from time to time, evaluates potential bank and non-bank acquisition candidates; however, no transactions were pending at December 31, 2004.

      On July 1, 2004, Regions completed its merger with Union Planters Corporation, headquartered in Memphis, Tennessee. Union Planters provided traditional commercial and retail banking services and other financial services in the fields of mortgage banking, insurance, trust, securities brokerage and investments, professional employment services and specialty financing. Union Planters’ banking subsidiary, UPBNA, serves customers through over 700 branches covering the midsouth. The combination with Union Planters, while adding $35.7 billion in assets, $22.3 billion in loans and $22.9 billion in deposits, significantly expanded Regions geographic footprint as well as its customer base. Through the merger, Regions expanded its banking presence into new markets in Illinois, Indiana, Iowa, Kentucky, Mississippi and Missouri and strengthened its banking presence in existing markets in Alabama, Arkansas, Florida, Louisiana, Tennessee and Texas.

      Additionally in 2004, Regions acquired Evergreen Timber Investment Management (“ETIM”). ETIM manages timber assets for third parties and produces annual revenue of approximately $10 million.

      In 2003, Regions consummated the purchase of three branches from Inter Savings Bank, FSB, which strengthened its community banking franchise in central Florida. These branches combined added $185 million in assets, $5 million in loans and $185 million in deposits:

      In 2002, Regions consummated two acquisitions, which strengthened its community banking franchise in Texas while adding an insurance firm headquartered in New Iberia, Louisiana. These acquisitions combined added $280 million in assets, $156 million in loans and $253 million in deposits:

•	Regions expanded its insurance division though the acquisition of ICT Group, LLC, headquartered in New Iberia, Louisiana.

•	Regions expanded into the Dallas, Texas, market through the acquisition of Brookhollow Bancshares, Inc., with $167 million in assets.

•	Regions expanded its presence in the Houston, Texas, market through the acquisition of Independence Bank, National Association, with $112 million in assets.

      Regions’ business combinations over the last three years are summarized in the following charts. Each of these transactions was accounted for as a purchase.

Date	Company	Headquarters Location	Total Assets

			(in thousands)
2004
May	Evergreen Timber Investment Management	Atlanta, Georgia	$20,503
July	Union Planters Corporation	Memphis, Tennessee	35,659,952
2003
December	Three branches of Inter Savings Bank, FSB	Palm City, Indiatlantic	185,281
		and Okeechobee, Florida
2002
April	ICT Group, LLC	New Iberia, Louisiana	900
April	Brookhollow Bancshares, Inc.	Dallas, Texas	166,916
May	Independence Bank, National Association	Houston, Texas	112,408

Financial Condition

      Regions’ financial condition depends primarily on the quality and nature of its assets, liabilities and capital structure, the market and economic conditions, and the quality of its personnel.

Loans and Allowance for Loan Losses

Loan Portfolio

      Regions’ primary investment is loans. At December 31, 2004, loans represented 78% of Regions’ earning assets.

      Lending at Regions is generally organized along three functional lines: commercial loans (including financial and agricultural), real estate loans and consumer loans. The composition of the portfolio by these major categories is presented below (with real estate loans further broken down between construction and mortgage loans):

	December 31,

	2004	2003	2002	2001	2000

	(in thousands, net of unearned income)
Commercial	$15,028,015	$9,754,588	$10,667,855	$9,727,204	$9,039,818
Real estate — construction	5,472,463	3,484,767	3,604,116	3,664,677	3,271,692
Real estate — mortgage	27,639,913	12,977,549	11,039,552	11,309,126	13,114,655
Consumer	9,386,563	5,967,419	5,674,251	6,184,341	5,950,298

Total	$57,526,954	$32,184,323	$30,985,774	$30,885,348	$31,376,463

      As the above table demonstrates, over the last five years loans increased a total of $26.2 billion, a compound growth rate of 16%. In 2001, loan balances declined $491 million due primarily to increased prepayments of residential mortgage loans. In 2002, total loans increased $100 million primarily due to growth in the commercial portfolio, partially offset by the reclassification of $1.1 billion of indirect auto loans to the loans held for sale category on September 30, 2002. Excluding the effect of the reclassification, total loans would have increased $1.2 billion, or 4%, in 2002. Loans increased $1.2 billion or 4% in 2003, due primarily to growth in the real estate portfolio partially offset by a decline in the commercial portfolio. Loans increased significantly in 2004 due to $22.3 billion of loans which were added by the Union Planters merger, $430 million of indirect auto loans reclassified to the loan portfolio from the loans held for sale category and internally generated loan growth. Excluding loans added from the merger and reclassification, loans increased 8% in 2004.

      Loans added in connection with the Union Planters merger are summarized in the following table.

(in thousands)
Commercial	$5,745,594
Real estate — construction	2,419,306
Real estate — mortgage	10,054,804
Consumer	4,078,523

Total	$22,298,227

      All major categories in the loan portfolio have increased significantly over the last five years due primarily to the merger with Union Planters. Over the last five years, commercial, financial and agricultural loans increased $6.0 billion, or 66%. Real estate construction loans increased $2.2 billion, or 67%, over the same period. Real estate mortgage loans increased $14.5 billion, or 111%, and consumer loans increased $3.4 billion, or 58%, over the last five years.

      In 2004, as economic factors improved, internally generated loan growth increased, primarily in the real estate and consumer categories. Average total loans were $30.9 billion in 2002, compared to $31.5 billion in 2003 and $44.7 billion in 2004. The modest internal loan growth trend experienced in prior years was a result of lower loan demand resulting from weaker economic conditions, significant prepayments of mortgage loans, management initiatives to focus on higher margin loans, combined with the reclassification of indirect auto loans in 2002. Regions expects modest loan growth in 2005.

      Regions’ residential real estate mortgage portfolio totaled $8.7 billion at December 31, 2004, an increase of approximately $3.1 billion from a year earlier. Mortgages added in connection with the Union Planters merger accounted for most of the increase. The portfolio contained approximately $5.4 billion of adjustable rate mortgages (ARM) and $3.3 billion of fixed rate mortgages at year end.

      The fixed rate residential mortgage portfolio’s weighted average coupon increased to 5.90% from 5.73% the previous year, while the weighted average remaining maturity decreased slightly to 170 months from 172 months. The residential ARM portfolio also exhibited a yield increase with rates averaging 5.37% in 2004 compared to 5.10% a year earlier. At December 31, 2004, the weighted average months to reprice was 35, up from 31 months at year end 2003.

      The amounts of total gross loans (excluding residential mortgages and consumer loans) outstanding at December 31, 2004, based on remaining scheduled repayments of principal, due in (1) one year or less, (2) more than one year but less than five years and (3) more than five years, are shown in the following table. The amounts due after one year are classified according to sensitivity to changes in interest rates.

	Loans Maturing

	Within	After One But	After
	One Year	Within Five Years	Five Years	Total

	(in thousands)
Commercial, financial and agricultural	$7,641,567	$5,640,946	$1,897,109	$15,179,622
Real estate — construction	3,417,148	1,807,188	263,698	5,488,034
Real estate — mortgage	3,062,550	7,756,202	3,325,679	14,144,431

Total	$14,121,265	$15,204,336	$5,486,486	$34,812,087

	Sensitivity of Loans to
	Changes in Interest Rates

	Predetermined	Variable
	Rate	Rate

	(in thousands)
Due after one year but within five years	$4,531,348	$10,672,988
Due after five years	1,633,043	3,853,443

Total	$6,164,391	$14,526,431

      A sound credit policy and careful, consistent credit review are vital to a successful lending program. All affiliates of Regions operate under written loan policies that attempt to maintain a consistent lending philosophy, provide sound traditional credit decisions, provide an adequate risk-adjusted return and render service to the communities in which the banks are located. Regions’ lending policy generally confines loans to local customers or to national firms doing business locally. Credit reviews and loan examinations help confirm that affiliates are adhering to these loan policies.

Allowance for Loan Losses

      Every loan carries some degree of credit risk. This risk is reflected in the consolidated financial statements by the allowance for loan losses, the amount of loans charged off and the provision for loan losses charged to operating expense. It is Regions’ policy that when a loss is identified, it is charged against the allowance for loan losses in the current period. The policy regarding recognition of losses requires immediate recognition of a loss if significant doubt exists as to principal repayment.

      Regions’ provision for loan losses is a reflection of actual losses experienced during the year and management’s judgment as to the adequacy of the allowance for loan losses. Some of the factors considered by management in determining the amount of the provision and resulting allowance include: (1) detailed reviews of individual loans; (2) gross and net loan charge-offs in the current year; (3) the current level of the allowance in relation to total loans and to historical loss levels; (4) past due and non-accruing loans; (5) collateral values of properties securing loans; (6) the composition of the loan portfolio (types of loans) and risk profiles; and (7) management’s analysis of economic conditions and the resulting impact on Regions’ loan portfolio.

      A coordinated effort is undertaken to identify credit losses in the loan portfolio for management purposes and to establish the loan loss provision and resulting allowance for accounting purposes. A regular, formal and ongoing loan review is conducted to identify loans with unusual risks or possible losses. The primary responsibility for this review rests with the management of the individual banking offices. Their work is supplemented with reviews by Regions’ internal audit staff and corporate loan examiners. This process provides information that helps in assessing the quality of the portfolio, assists in the prompt identification of problems and potential problems, and aids in deciding if a loan represents a probable loss that should be recognized or a risk for which an allowance should be maintained.

      If it is determined that payment of interest on a loan is questionable, it is Regions’ policy to classify the loan as non-accrual and reverse interest previously accrued on the loan against interest income. Interest on such loans is thereafter recorded on a “cash basis” and is included in earnings only when actually received in cash and when full payment of principal is no longer doubtful.

      Although it is Regions’ policy to immediately charge off as a loss all loan amounts judged to be uncollectible, historical experience indicates that certain losses exist in the loan portfolio that have not been specifically identified. To anticipate and provide for these unidentifiable losses, the allowance for loan losses is established by charging the provision for loan losses expense against current earnings. No portion of the resulting allowance is in any way allocated or restricted to any individual loan or group of loans. The entire allowance is available to absorb losses from any and all loans.

      Regions determines its allowance for loan losses in accordance with Statement of Financial Accounting Standards No. 114 (Statement 114) and Statement of Financial Accounting Standards No. 5 (Statement 5). In determining the amount of the allowance for loan losses, management uses information from its ongoing loan review process to stratify the loan portfolio into risk grades. The higher-risk-graded loans in the portfolio are assigned estimated amounts of loss based on several factors, including current and historical loss experience of each higher-risk category, regulatory guidelines for losses in each higher-risk category and management’s judgment of economic conditions and the resulting impact on the higher-risk-graded loans. All loans deemed to be impaired, which include all non-accrual loans greater than $1 million, excluding loans to individuals, are evaluated individually. Impaired loans totaled approximately $95 million at December 31, 2004 and $94 million at December 31, 2003. The vast majority of Regions’ impaired loans are dependent upon collateral for repayment. For these loans, impairment is measured by evaluating collateral value as compared to the current investment in the loan. For all other loans, Regions compares the amount of estimated discounted cash flows to the investment in the loan. In the event a particular loan’s collateral value or discounted cash flows are not sufficient to support the collection of the investment in the loan, the loan is specifically considered in the determination of the allowance for loan losses or a charge is immediately taken against the allowance for loan losses. The amount of the allowance for loan losses related to the higher-risk loans was approximately 55% at December 31, 2004, compared to approximately 69% at December 31, 2003. Higher-risk loans, which include impaired loans, consist of loans classified as OLEM (other loans especially mentioned) and below and loans in other loan categories that are significantly past due.

      In addition to establishing allowance levels for specifically identified higher-risk-graded loans, management determines allowance levels for all other loans in the portfolio for which historical experience indicates that losses exist. These loans are categorized by loan type and assigned estimated amounts of loss based on several factors, including current and historical loss experience of each loan type and management’s judgment of economic conditions and the resulting impact on each category of loans. The amount of the allowance for loan losses related to all other loans in the portfolio for which historical experience indicates that losses exist was approximately 45% of Regions’ allowance for loan losses at December 31, 2004, compared to approximately 31% at December 31, 2003. The amount of the allowance related to these loans is combined with the amount of the allowance related to the higher-risk-graded loans to evaluate the overall level of the allowance for loan losses.

      As a part of the integration of Regions and Union Planters, the loan review, grading and rating systems were combined throughout the combined organization. The result is a consistent approach of review and rating for loans originated from both organizations.

      Over the last five years, the year-end allowance for loan losses as a percentage of loans ranged from a low of 1.20% at December 31, 2000 to a high of 1.41% at December 31, 2003 and 2002. As of December 31, 2004, the allowance as a percentage of loans was 1.31%. Management considers the current level of the allowance for loan losses adequate to absorb probable losses from loans in the portfolio. Management’s determination of the adequacy of the allowance for loan losses, which is based on the factors and risk identification procedures previously discussed, requires the use of judgments and estimations that may change in the future. Changes in the factors used by management to determine the adequacy of the allowance or the availability of new information could cause the allowance for loan losses to be increased or decreased in future periods. In addition, bank regulatory agencies, as part of their examination process, may require that additions be made to the allowance for loan losses based on their judgments and estimates.

      The following table presents information on non-performing loans and real estate acquired in settlement of loans:

	December 31,

Non-Performing Assets	2004	2003	2002	2001	2000

	(dollar amounts in thousands)
Non-performing loans:
Loans accounted for on a non-accrual basis	$388,379	$250,344	$226,470	$269,764	$197,974
Loans contractually past due 90 days or more as to principal or interest payments (exclusive of non-accrual loans)	74,777	35,187	38,499	46,845	35,903
Loans whose terms have been renegotiated to provide a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower (exclusive of non-accrual loans and loans past due 90 days or more)	279	886	32,280	42,807	12,372
Real estate acquired in settlement of loans (“other real estate”)	63,598	52,195	59,606	40,872	28,443

Total	$527,033	$338,612	$356,855	$400,288	$274,692

Non-performing assets as a percentage of loans and other real estate	.92%	1.05%	1.15%	1.29%	.87%

      The analysis of loan loss experience, as reflected in the following table, shows that net loan losses over the last five years ranged from a high of $131.0 million in 2004 to a low of $94.1 million in 2000. Net loan losses were $104.6 million in 2003, $111.8 million in 2002, and $126.8 million in 2001. Over the last five years, net loan losses averaged 0.34% of average loans and were 0.29% of average loans in 2004. Compared to the prior year, in 2004, Regions experienced a lower charge-off percentage for commercial credits, partially offset by higher levels of losses in the consumer category.

      The following analysis presents a five-year history of the allowance for loan losses and loan loss data:

	December 31,

	2004	2003		2002	2001	2000

	(dollar amounts in thousands)
Allowance for loan losses:
Balance at beginning of year	$454,057	$437,164		$419,167	$376,508	$338,375
Loans charged off:
Commercial	105,855	89,250		83,562	95,584	51,617
Real estate	31,453	18,953		16,731	11,705	13,673
Consumer	51,064	36,666		56,010	61,760	66,456

Total	188,372	144,869		156,303	169,049	131,746
Recoveries:
Commercial	28,088	13,501		14,892	11,138	15,639
Real estate	6,673	5,798		5,031	5,027	2,750
Consumer	22,631	20,963		24,549	26,043	19,249

Total	57,392	40,262		44,472	42,208	37,638
Net loans charged off:
Commercial	77,767	75,749		68,670	84,446	35,978
Real estate	24,780	13,155		11,700	6,678	10,923
Consumer	28,433	15,703		31,461	35,717	47,207

Total	130,980	104,607		111,831	126,841	94,108
Allowance of acquired banks	303,144	-0	-	2,328	4,098	5,142
Provision charged to expense	128,500	121,500		127,500	165,402	127,099

Balance at end of year	$754,721	$454,057		$437,164	$419,167	$376,508

Average loans outstanding:
Commercial	$12,766,378	$10,647,432		$10,329,482	$9,567,538	$8,811,864
Real estate	24,020,589	15,385,221		14,571,345	15,598,488	15,595,695
Consumer	7,880,505	5,422,520		5,970,266	5,780,710	5,723,249

Total	$44,667,472	$31,455,173		$30,871,093	$30,946,736	$30,130,808

Net charge-offs as percent of average loans outstanding:
Commercial	.61%	.71%		.66%	.88%	.41%
Real estate	.10	.09		.08	.04	.07
Consumer	.36	.29		.53	.62	.82
Total	.29%	.33%		.36%	.41%	.31%
Net charge-offs as percent of:
Provision for loan losses	101.9%	86.1%		87.7%	76.7%	74.0%
Allowance for loan losses	17.4	23.0		25.6	30.3	25.0
Allowance as percentage of loans, net of unearned income	1.31%	1.41%		1.41%	1.36%	1.20%
Provision for loan losses (net of tax effect) as percentage of net income	11.0%	13.3%		14.7%	20.3%	15.1%

          Risk Characteristics of Loan Portfolio

      In order to assess the risk characteristics of the loan portfolio, it is appropriate to consider the economy of Regions’ primary banking markets as well as the three major categories of loans — commercial, real estate and consumer.

      Economy of Regions’ primary banking markets. The Alabama economy has experienced relatively stable growth over the last several years. Industries important in the Alabama economy include vehicle and vehicle parts manufacturing and assembly, lumber and wood products, health care services, and steel production. High technology and defense-related industries are important in the northern part of the state. Agriculture, particularly poultry, beef cattle and cotton, are also important to the state’s economy.

      Tennessee’s economy is heavily influenced by automobile manufacturing, tourism, entertainment and recreation, health care and other service industries. With one out of four Tennesseeans employed in service industries, the state’s economy is dependent on this sector.

      The economy of northern Georgia, where the majority of Regions’ Georgia franchise is located, is diversified with a strong presence in poultry production, carpet manufacturing, automotive manufacturing-related industries, tourism, and various service sector industries. A well-developed transportation system has contributed to the growth in north Georgia. This area has experienced rapid population growth and has favorable household income characteristics relative to many of Regions’ other markets.

      In the southern region of Georgia, while agriculture is important, other industries play a significant role in the economy as well. Georgia ranks as one of the nation’s top producers of paper and paper board products. Albany and Valdosta, Regions’ primary market areas in southern Georgia, are hubs for retail trade and health care for the entire South Georgia market. These markets are also home to numerous manufacturing and production facilities of Fortune 500 Companies.

      Florida has also experienced excellent economic growth during the last several years. Tourism and space research are very important to the Florida economy, and military payrolls are significant in the panhandle area. Florida has experienced strong in-migration, contributing to strong construction activity and a growing retirement-age population. Citrus fruit production is also important in the state.

      The Arkansas economy is supported in part by the forest products industry, due to the abundance of corporate-owned forests and public forest lands. In recent years, retail trade, transportation and steel production have become increasingly important to the state’s economy.

      Natural resources are very important to the Louisiana economy. Energy and petrochemical industries play a significant role in the economy. Shipping, shipbuilding, and other transportation equipment industries are strong in the state’s durable goods industries. Tourism, amusement and recreation, service, and health care industries are also important to the Louisiana economy. Cotton, rice and sugarcane are among Louisiana’s most important agricultural commodities, while Louisiana’s fishing industry is one of the largest in the nation.

      The economy in the state of Texas has been among the strongest in the nation in recent years. In addition to oil, gas and agriculture, the Texas economy is supported by telecommunications, computer and technology research, and the health care industry.

      Manufacturing and agriculture primarily drive the Indiana economy. Steel, transportation equipment, and food products are the leading manufactures in Indiana. Indiana’s production of corn and wheat support its livestock and meatpacking industries as well as its dairy industry.

      Missouri’s economy relies mainly on industry. Aerospace and transportation equipment production as well as printing and publishing are important to the economic growth. Missouri’s mining concerns are also vital to the economy. Missouri is a leading producer of coal, zinc and lead.

      The economy along the I-85 corridor in South Carolina is home to numerous multinational manufacturers, resulting in one of the highest per capita foreign investment areas in the nation. Auto manufacturing has become increasingly important in recent years.

      The economy in Iowa is heavily influenced by agriculture. Iowa is one of the leaders in the production of corn and soybeans. In recent years manufacturing has become increasingly important. Top products include farm machinery, tires and chemicals.

      The economy of Kentucky is primarily industrial, including manufacturing of electrical equipment, automobiles and food products. Tourism has become increasingly important in recent years. Kentucky is also a leading producer of coal.

      Timber products and agriculture continue to be important to the Mississippi economy, although tourism and entertainment have become important in recent years. Mississippi’s primary agricultural products include poultry, catfish and dairy.

      The North Carolina economy is diversified with manufacturing, agriculture, financial services and textiles as its primary industries. North Carolina has experienced population growth well in excess of the national average in recent years. The economy is further supported by three state universities, which provide stable employment and serve as research centers in the area.

      The Illinois economy is diversified with manufacturing, mining, textiles and agriculture. Illinois’ manufactured products include food products, fabricated and primary metal products, chemicals and published materials. Illinois ranks high among the states in the production of coal as well as corn, soybeans hay and wheat.

      The economies in the markets served by Regions continue to be among the best in the nation. General economic conditions deteriorated throughout the nation in 2001 and did not show significant recovery in 2002. In 2003, various sectors of the economy reported growth, while others continued the slow growth trends of 2002. Generally, economic conditions continued to improve during 2004.

      Commercial. Regions’ commercial loan portfolio is highly diversified within the markets it serves. Geographically, the largest concentration is the 19% of the portfolio in the state of Alabama. Loans in Tennessee account for 13% of the commercial loan portfolio, while Florida and Georgia each account for 11%. Arkansas accounts for 10% of the commercial loan portfolio, followed by Louisiana with 8%, Texas with 6%, Indiana, Missouri and Mississippi with 5% each, South Carolina with 3%, and Illinois, Iowa, Kentucky and North Carolina with 1% each. A small portion of these loans is secured by properties outside Regions’ banking market areas.

      Included in the commercial loan classification are $1.4 billion of syndicated loans. Syndicated loans are typically made to national companies and are originated through an agent bank. Regions’ syndicated loans are primarily to national companies with operations in Regions’ banking footprint.

      From 2000 to 2004, net commercial loan losses as a percent of average commercial loans outstanding ranged from a low of 0.41% in 2000 to a high of 0.88% in 2001. Commercial loan losses in 2004 totaled $77.8 million, or 0.61% of average commercial loans compared to 0.71% in 2003. The lower percentage of commercial loan losses in 2004 compared to 2003 resulted primarily from lower losses related to agribusiness customers. Future losses are a function of many variables, of which general economic conditions are the most important. Assuming moderate to slow economic growth during 2005 in Regions’ market areas, net commercial loan losses in 2005 are expected to be near the 2004 level.

      Real Estate. Regions’ real estate loan portfolio consists of construction and land development loans, loans to businesses for long-term financing of land and buildings, loans on one-to four-family residential properties, loans to mortgage banking companies (which are secured primarily by loans on one-to four-family residential properties and are known as warehoused mortgage loans) and various other loans secured by real estate.

      Real estate construction loans increased $2.0 billion in 2004 to $5.5 billion or 9.5% of Regions’ total loan portfolio. Over the last five years real estate construction loans averaged 10.7% of Regions’ total loan portfolio. During 2002 and 2003, construction loan demand declined as the economy exhibited signs of weakness. In 2004, as the economic conditions improved, loan demand increased as new construction projects increased. Most of the construction loans relate to shopping centers, apartment complexes, commercial buildings and residential property development. These loans are normally secured by land and buildings and are generally backed by commitments for long-term financing from other financial institutions. Real estate construction loans are closely monitored by management, since these loans are generally considered riskier than other types of loans and are particularly vulnerable in economic downturns and in periods of high interest rates. Regions generally requires higher levels of borrower equity investment in addition to other underwriting requirements for this type of lending as compared to other real estate lending. Regions has not been an active lender to real estate developers outside its market areas.

      The loans to businesses for long-term financing of land and buildings are primarily to commercial customers within Regions’ markets. Total loans secured by non-farm, non-residential properties totaled $11.2 billion at December 31, 2004. Although some risk is inherent in this type of lending, Regions attempts to minimize this risk by generally making a significant amount of these type loans only on owner-occupied properties, and by requiring collateral values that exceed the loan amount, adequate cash flow to service the debt, and in most cases, the personal guarantees of principals of the borrowers.

      Regions also attempts to mitigate the risks of real estate lending by adhering to standard loan underwriting policies and by diversifying the portfolio both geographically within its market area and within industry groups.

      Loans on one- to four-family residential properties, which total approximately 55% of Regions’ real estate mortgage portfolio, are principally on single-family residences. These loans are geographically dispersed throughout Regions’ market areas, and some are guaranteed by government agencies or private mortgage insurers. Historically, this category of loans has not produced sizable loan losses; however, it is subject to some of the same risks as other real estate lending. Warehoused mortgage loans, since they are secured primarily by loans on one- to four-family residential properties, are similar to these loans in terms of risk.

      From 2000 to 2004, net losses on real estate loans as a percent of average real estate loans outstanding ranged from a high of 0.10% in 2004, to a low of .04% in 2001. In 2004 real estate loan losses were relatively flat as compared to 2003. These losses depend, to a large degree, on the level of interest rates, economic conditions and collateral values, and thus, are very difficult to predict. Management expects 2005 net real estate loan losses to be near the 2004 level.

      Consumer. Regions’ consumer loan portfolio consists of $4.2 billion in consumer loans and $5.2 billion in personal lines of credit (including home equity loans). Consumer loans are primarily borrowings of individuals for home improvements, automobiles and other personal and household purposes. Regions’ consumer loan portfolio includes $656 million of indirect consumer auto loans at December 31, 2004, $10 million at December 31, 2003 and $30 million at December 31, 2002. Indirect consumer loans increased significantly in 2004 due to the reclassification, at fair value, of $430 million of indirect auto loans from the loans held for sale category and loans added through the Union Planters merger. Personal lines of credit increased $3.3 billion in 2004 due to the Union Planters merger and home equity loan promotions, which included a low introductory interest rate and reduced closing costs. During the past five years, the ratio of net consumer loan losses to average consumer loans ranged from a low of 0.29% in 2003 to a high of 0.82% in 2000. Net consumer loan losses were 0.36% of average consumer loans in 2004. Consumer loan losses increased slightly in 2004 due to higher losses associated with the additional indirect auto loans included in the portfolio. Consumer loan losses declined from 2000 to 2003. The lower levels of net consumer loan losses were primarily due to improvements in the collection and recovery process, standardizing and improvement of underwriting procedures, reduced credit card charge-offs resulting from the sale of the credit card portfolio in 2000 and reduced indirect consumer loan charge-offs resulting from the reclassification and subsequent securitization and sale of indirect consumer loans. Consumer loan losses are difficult to predict but historically have tended to increase during periods of economic weakness. Management expects net consumer loan losses in 2005 to be slightly higher than the 2004 level.

Non-Performing Assets

      At December 31, 2004, non-accrual loans totaled $388.4 million, or 0.68% of loans, compared to $250.3 million, or 0.78% of loans, at December 31, 2003. The increase in non-accrual loans at December 31, 2004, was due to non-accrual loans added in connection with the Union Planters transaction, partially offset by lower levels of commercial loans being placed on non-accrual status. Commercial loans comprised $142.6 million of the 2004 total, with real estate loans accounting for $234.3 million and consumer loans $11.5 million.

Regions’ non-performing loan portfolio is composed primarily of a number of small to medium-sized loans that are diversified geographically throughout its franchise. The 25 largest non-accrual loans range from $1.5 million to $10.8 million, with only one non-accrual loan greater than $10 million. These loans are widely dispersed among a number of industries and are generally highly collateralized. Of the $388.4 million in non-accrual loans at December 31, 2004, approximately $140.9 million (36% of total non-accrual loans) are secured by single-family residences, which historically have had very low loss ratios.

      Subsequent to year end 2004, a customer in the marine construction industry filed for bankruptcy. The aggregate indebtedness of this customer to Regions totals approximately $60 million. This credit is well secured and is current on all principal and interest payments, and consequently was not included as a non-accrual loan as of December 31, 2004. Management will continue to closely monitor this credit in 2005.

      Loans contractually past due 90 days or more were 0.13% of total loans at December 31, 2004, compared to 0.11% of total loans at December 31, 2003. Since December 31, 2003, loan delinquencies have increased, primarily in the commercial and real estate category, due to past due loans added in connection with the Union Planters transaction. Loans past due 90 days or more at December 31, 2004, consisted of $45.0 million in commercial and real estate loans and $29.8 million in consumer loans.

      Renegotiated loans totaled $279,000 at December 31, 2004, compared to $886,000 at December 31, 2003. Renegotiated loan balances continue to represent a de minimus amount of total non-performing assets.

      Other real estate totaled $63.6 million at December 31, 2004, $52.2 million at December 31, 2003, and $59.6 million at December 31, 2002. The increase in 2004 resulted primarily from parcels added in connection with the Union Planters transaction. The decline in other real estate in 2003 compared to the prior year resulted primarily from management initiatives to reduce other real estate levels through increased sales. In 2003, sales of other real estate totaled $119.4 million. Regions’ other real estate is composed primarily of a number of small to medium-size properties that are diversified geographically throughout its franchise. The 25 largest parcels of other real estate range in recorded value from $329,000 to $2.4 million, with only six parcels over $1 million. Other real estate is recorded at the lower of (1) the recorded investment in the loan or (2) fair value less the estimated cost to sell. Although Regions does not anticipate material loss upon disposition of other real estate, sustained periods of adverse economic conditions, substantial declines in real estate values in Regions’ markets, actions by bank regulatory agencies, or other factors, could result in additional loss from other real estate.

      The amount of interest income recognized in 2004 on the $388.4 million of non-accruing loans outstanding at year-end was approximately $11.4 million. If these loans had been current in accordance with their original terms, approximately $27.2 million would have been recognized on these loans in 2004.

Funding Commitments

      In the normal course of business, Regions makes commitments under various terms to lend funds to its customers. These commitments include (among others) revolving credit agreements, term loan agreements and short-term borrowing arrangements, which are usually for working capital needs. Letters of credit are also issued, which under certain conditions could result in loans. See Note 13 “Commitments and Contingencies” to the consolidated financial statements for additional information. The following table shows the amount and duration of Regions’ funding commitments.

	Funding Due by Period

		Less than	Greater than
	Total	1 Year	1 Year

	(in thousands)
Funding commitments:
Home equity loan commitments	$3,361,143	$46,230	$3,314,913
Other loan commitments	13,631,492	5,968,048	7,663,444
Standby letters of credit	2,379,749	904,050	1,475,699
Commercial letters of credit	148,854	148,854	-0	-

      The commercial, real estate and consumer loan portfolios are highly diversified in terms of industry concentrations. The following table shows the largest concentrations in terms of the customers’ Standard Industrial Classification Code at December 31, 2004 and 2003:

	2004			2003

		% of	% Non-		% of	% Non-
Standard Industrial Classification	Amount	Total	Accrual	Amount	Total	Accrual

	(dollar amounts in millions)
Individuals	$24,452.3	42.3%	0.7%	$15,072.0	46.5%	0.5%
Services:
Physicians	579.2	1.0	0.3	265.8	0.8	0.1
Business services	404.5	0.7	0.4	158.8	0.5	0.4
Religious organizations	805.8	1.4	0.3	468.6	1.5	0.2
Legal services	255.8	0.4	0.2	108.4	0.3	0.3
All other services	5,348.7	9.3	0.6	3,431.8	10.6	0.7

Total services	7,394.0	12.8	0.5	4,433.4	13.7	0.6
Manufacturing:
Electrical equipment	85.2	0.2	0.3	28.4	0.1	0.7
Food and kindred products	123.2	0.2	0.0	83.4	0.3	0.0
Rubber and plastic products	86.6	0.2	3.0	21.6	0.1	0.0
Lumber and wood products	286.4	0.5	4.3	160.7	0.5	9.1
Fabricated metal products	240.4	0.4	3.4	114.5	0.3	2.9
All other manufacturing	1,325.9	2.3	1.5	602.3	1.8	6.0

Total manufacturing	2,147.7	3.8	2.0	1,010.9	3.1	5.3
Wholesale trade	1,466.9	2.5	1.1	688.4	2.1	1.7
Finance, insurance and real estate:
Real estate	9,756.1	16.9	0.3	5,021.4	15.5	0.6
Banks and credit agencies	1,534.8	2.7	0.5	428.0	1.3	0.7
All other finance, insurance and real estate	1,190.2	2.1	0.3	571.8	1.8	1.1

Total finance, insurance and real estate	12,481.1	21.7	0.3	6,021.2	18.6	0.6
Construction:
Residential building construction	2,557.7	4.4	0.2	1,343.4	4.1	0.3
General contractors and builders	294.0	0.5	0.7	312.9	1.0	1.1
All other construction	925.7	1.6	0.9	492.8	1.5	1.9

Total construction	3,777.4	6.5	0.4	2,149.1	6.6	0.8
Retail trade:
Automobile dealers	781.0	1.3	0.3	412.9	1.3	0.2
All other retail trade	1,946.1	3.4	1.1	944.1	2.9	0.9

Total retail trade	2,727.1	4.7	0.8	1,357.0	4.2	0.7
Agriculture, forestry and fishing	1,365.5	2.4	1.7	614.7	1.9	1.2
Transportation, communication, electrical, gas and sanitary	1,312.0	2.3	1.8	637.6	2.0	1.2
Mining (including oil and gas extraction)	199.8	0.3	0.6	145.7	0.5	0.0
Public administration	249.6	0.4	0.8	76.6	0.2	0.2
Other	162.2	0.3	0.2	208.2	0.6	0.2

Total	$57,735.6	100.0%	0.7%	$32,414.8	100.0%	0.8%

Interest-Bearing Deposits In Other Banks

      Interest-bearing deposits in other banks are used primarily as temporary investments and generally have short-term maturities. This category of earning assets increased from $96.5 million at December 31, 2003, to $115.0 million at December 31, 2004, as investments in this earning asset category were added through the merger with Union Planters.

Securities

      The following table shows the carrying values of securities by category:

	2004		2003		2002

	(in thousands)
Securities held to maturity:
U.S. Treasury and Federal agency securities	$31,152		$30,189		$30,571
Obligations of states and political subdivisions	-0	-	754		2,335
Other securities	-0	-	-0	-	3

Total	$31,152		$30,943		$32,909

Securities available for sale:
U.S. Treasury and Federal agency securities	$4,375,697		$2,568,163		$1,957,593
Obligations of states and political subdivisions	569,060		451,594		543,798
Mortgage-backed securities	6,980,513		5,703,057		6,147,946
Other securities	179,374		101,825		42,315
Equity securities	480,793		232,222		270,039

Total	$12,585,437		$9,056,861		$8,961,691

      In 2004, total securities increased $3.5 billion, or 39%. The significant increase was related to securities added through the Union Planters transaction. U.S. Treasury and Federal agency securities increased $1.8 billion due to the Union Planters acquisition, partially offset by sales of agency securities. Agency securities were sold in 2004 to offset declines in the fair value of Regions’ mortgage servicing assets, as security values respond inversely to a change in interest rates. Mortgage-backed securities increased $1.3 billion due to balances added in connection with the merger with Union Planters partially offset by maturities as well as sales of mortgage backed securities to manage interest rate sensitivity.

      In 2003, total securities increased $93 million, or 1%. U.S. Treasury and Federal agency securities increased $610 million due to purchases of agency securities to better balance Regions’ interest rate sensitivity and to offset possible declines in the fair value of Regions’ mortgage servicing assets, as security values respond inversely to a change in interest rates. Mortgage-backed securities decreased $445 million due to sales, prepayments and other maturities in 2003. Obligations of states and political subdivisions decreased $94 million or 17% in 2003 due to calls, sales and maturities. Other securities increased in 2003 due to interest-only residual securities and other securities retained in auto loan securitizations (see Note 6 “Asset Securitizations” to the consolidated financial statements).

      Regions’ investment portfolio policy stresses quality and liquidity. At December 31, 2004, the average contractual maturity of U.S. Treasury and Federal agency securities was 4.8 years and that of obligations of states and political subdivisions was 7.1 years. The average contractual maturity of mortgage-backed securities was 14.5 years and their expected maturity was 3.0 years. Other securities had an average contractual maturity of 10.2 years. Overall, the average maturity of the portfolio was 10.7 years using contractual maturities and 3.6 years using expected maturities. Expected maturities differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

      The estimated fair market value of Regions’ securities held to maturity portfolio at December 31, 2004, was $778,000 below the amount carried on Regions’ books. Regions’ securities held to maturity at December 31, 2004, included unrealized losses of $778,000 and no unrealized gains. Regions’ securities available for sale portfolio at December 31, 2004, included net unrealized gains of $80 million. Regions’ securities held to maturity and securities available for sale portfolios included gross unrealized gains of $144.4 million and gross unrealized losses of $65.2 million at December 31, 2004. Market values of these portfolios vary significantly as interest rates change. Management expects normal maturities from the securities portfolios to meet liquidity needs. Of Regions’ tax-free securities rated by Moody’s Investors Service, Inc., 99% are rated “A” or better. The portfolio is carefully monitored to assure no unreasonable concentration of securities in the obligations of a single debtor, and current credit reviews are conducted on each security holding.

      The following table shows the contractual maturities of securities (excluding equity securities) at December 31, 2004, the weighted average yields and the taxable equivalent adjustment used in calculating the yields:

	Securities Maturing

		After One	After Five
	Within	But Within	But Within	After
	One Year	Five Years	Ten Years	Ten Years		Total

	(dollar amounts in thousands)
Securities held to maturity:
U.S. Treasury and Federal agency securities	$5,024	$17,438	$6,557	$2,133		$31,152

Total	$5,024	$17,438	$6,557	$2,133		$31,152

Weighted average yield	5.66%	4.60%	4.50%	5.04%		4.78%
Securities available for sale:
U.S. Treasury and Federal agency securities	$234,679	$2,576,010	$1,565,008	$-0	-	$4,375,697
Obligations of states and political subdivisions	35,857	132,742	283,962	116,499		569,060
Mortgage-backed securities	425	50,747	1,447,291	5,482,050		6,980,513
Other securities	17,119	64,693	219	97,343		179,374

Total	$288,080	$2,824,192	$3,296,480	$5,695,892		$12,104,644

Weighted average yield	3.55%	3.47%	4.81%	4.33%		4.25%
Taxable equivalent adjustment for calculation of yield	$901	$3,340	$7,143	$2,930		$14,314

Note:	The weighted average yields are calculated on the basis of the yield to maturity based on the book value of each security. Weighted average yields on tax-exempt obligations have been computed on a fully taxable equivalent basis using a tax rate of 35%. Yields on tax-exempt obligations have not been adjusted for the non-deductible portion of interest expense used to finance the purchase of tax-exempt obligations.

Trading Account Assets

      Trading account assets increased $112.6 million to $928.7 million at December 31, 2004. Trading account assets are held for the purpose of selling at a profit and are carried at market value.

      The following table shows the carrying value of trading account assets by type of security.

	December 31,

	2004	2003

	(in thousands)
Trading account assets:
U.S. Treasury and Federal agency securities	$708,938	$563,761
Obligations of states and political subdivisions	150,049	169,103
Other securities	69,689	83,210

Total	$928,676	$816,074

Loans Held for Sale

      Loans held for sale include residential real estate mortgage loans, as well as factored accounts receivable and asset based loans. These loans totaled $1.8 billion ($1.6 billion of residential mortgage loans and $176 million of factored receivables and asset based loans) at December 31, 2004, an increase of $541 million compared to December 31, 2003. This increase was due to loans held for sale added through the merger with Union Planters, partially offset by a reclassification, at fair value, of $430 million of indirect consumer auto loans. The indirect consumer auto loans were reclassified from loans held for sale to consumer loans since Regions is no longer originating and securitizing these type loans.

Margin Receivables

      Margin receivables totaled $477.8 million at December 31, 2004, and $503.6 million at December 31, 2003. Margin receivables represent funds advanced to brokerage customers for the purchase of securities that are secured by certain marketable securities held in the customer’s brokerage account. The risk of loss from these receivables is minimized by requiring that customers maintain marketable securities in the brokerage account which have a fair market value substantially in excess of the funds advanced to the customer.

Excess Purchase Price

      Excess purchase price at December 31, 2004, totaled $5.0 billion compared to $1.1 billion at December 31, 2003. The increase is related to excess purchase price added in connection with the merger with Union Planters (see Note 18 “Business Combinations” to the consolidated financial statements).

Other Identifiable Intangible Assets

      Other identifiable intangible assets totaled $356.9 million at December 31, 2004, compared to $4.1 million at December 31, 2003. This balance consists primarily of core deposit intangibles added in connection with the Union Planters transaction.

Other Assets

      Other assets increased $441 million compared to December 31, 2003. This increase was primarily the result of assets added through the Union Planters merger as well as increases in derivative asset balances.

Liquidity

General

      Liquidity is an important factor in the financial condition of Regions and affects Regions’ ability to meet the borrowing needs and deposit withdrawal requirements of its customers. Assets, consisting principally of loans and securities, are funded by customer deposits, purchased funds, borrowed funds and stockholders’ equity.

      The securities portfolio is one of Regions’ primary sources of liquidity. Maturities of securities provide a constant flow of funds available for cash needs (see previous table on Securities Maturing). Maturities in the loan portfolio also provide a steady flow of funds (see previous table on Loans Maturing). At December 31, 2004, commercial loans, real estate construction loans and commercial mortgage loans with an aggregate balance of $14.1 billion, as well as securities of $293 million, were due to mature in one year or less. Additional funds are provided from payments on consumer loans and one- to four-family residential mortgage loans. Historically, Regions’ high levels of earnings have also contributed to cash flow. In addition, liquidity needs can be met by the purchase of funds in state and national money markets. Regions’ liquidity also continues to be enhanced by a relatively stable deposit base.

      The loan to deposit ratio was 98.06% and 98.33% at December 31, 2004 and 2003, respectively, representing an increase compared to 94.11% at December 31, 2002. This increase is the result of loan growth exceeding deposit growth in 2003.

      As shown in the Consolidated Statement of Cash Flows, operating activities provided significant levels of funds in 2004, 2003 and 2002, due primarily to high levels of net income. Investing activities were a net provider of funds in 2004 primarily due to maturities and sale of securities available for sale. Securities were sold in 2004 to manage interest rate sensitivity. Investing activities, primarily in loans and securities, were a net user of funds in 2003 and 2002. Loan growth in 2003 and 2002 required a significant amount of funds for investing activities. Funds needed for investing activities in 2003 and 2002 were provided primarily by deposits, purchased funds and borrowings.

      Financing activities were a net user of funds in 2004, as payments on long-term borrowings used funding in 2004 as Regions (excluding borrowings added in connection with acquisitions) was less dependent on borrowed funds as a funding source. Increased deposits provided funds in 2004. In 2003, financing activities were a net user of funds as a result of declining deposit balances and increased payments on borrowed funds. In 2002, financing activities were a significant provider of funds as a result of strong deposit growth and proceeds from long-term borrowings. Cash dividends and the open-market purchase of Regions’ common stock also required funds in 2004, 2003 and 2002.

      Regions’ financing arrangement with the Federal Home Loan Bank of Atlanta adds additional flexibility in managing its liquidity position. The maximum amount that could be borrowed from the Federal Home Loan Bank under the current borrowing agreement is approximately $14.8 billion. Additional investment in Federal Home Loan Bank stock is required with each advance. The Federal Home Loan Bank has been and is expected to continue to be a reliable and economical source of funding and can be used to fund debt maturities as well as other obligations. As of December 31, 2004, Regions’ borrowings from the Federal Home Loan Bank totaled $3.1 billion.

      Regions has two shelf registration statements filed with the Securities and Exchange Commission. Under these registration statements, as of December 31, 2004, $1.1 billion of various debt securities could be registered and subsequently issued, at market rates, to satisfy future liquidity and funding needs (see Note 10 “Borrowed Funds” to the consolidated financial statements).

      In addition, Regions’ bank subsidiaries have the requisite agreements in place to issue and sell up to $5 billion of bank notes to institutional investors through placement agents. As of December 31, 2004, approximately $1 billion of bank notes were outstanding, including $400 million of bank notes issued by Regions Bank under the agreement referenced above. Additionally, approximately $600 million of bank notes issued by UPBNA, which were assumed by Regions in connection with the Union Planters transaction, are also outstanding. The issuance of additional bank notes could provide a significant source of liquidity and funding to meet future needs.

      Morgan Keegan maintains certain lines of credit with unaffiliated banks to manage liquidity in the ordinary course of business.

Ratings

      The table below reflects the most recent debt ratings of Regions Financial Corporation, Regions Bank and UPBNA by Standard & Poor’s Corporation, Moody’s Investors Service and Fitch IBCA:

	S&P	Moody’s	Fitch

Regions Financial Corporation:
Senior notes	A	A1	A+
Subordinated notes	A-	A2	A
Trust preferred securities	BBB+	A2	A
Regions Bank:
Short-term certificates of deposit	A-1	P-1	F1+
Short-term debt	A-1	P-1	F1+
Long-term certificates of deposit	A+	Aa3	AA-
Long-term debt	A+	Aa3	A+
Union Planters Bank, National Association:
Short-term certificates of deposit	A-1	P-1	F1+
Short-term debt	A-1	P-1	F1+
Long-term certificates of deposit	A+	Aa3	AA-
Long-term debt	A+	Aa3	A+

      In connection with the merger of Union Planters with Regions, UPBNA’s ratings were upgraded to match those of Regions Bank. Regions and Regions Bank’s ratings remain unchanged from the prior year.

      A security rating is not a recommendation to buy, sell or hold securities, and the ratings above are subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating.

      The trust that issued the trust preferred securities was deconsolidated on December 31, 2003, in connection with the implementation of Financial Accounting Standards Board Interpretation No. 46 (FIN 46). Upon deconsolidation, the junior subordinated notes that are owned by the trust were included in consolidated long-term borrowings. Payments made by the Company on the junior subordinated notes fully fund the payments made by the trust on the rated trust preferred securities. See Note 19 “Variable Interest Entities” for additional discussion on the deconsolidation of the trust.

Deposits

      Deposits are Regions’ primary source of funds, providing funding for 76% of average earning assets in 2004, 73% in 2003 and 74% in 2002. During the last five years, average total deposits increased at a compound annual rate of 9%. Deposit growth was significantly impacted by the merger with Union Planters. The Union Planters transaction added $22.9 billion of total deposits ($11.5 billion of average deposits due to the mid-year closing of the transaction).

      Total deposits added in connection with the Union Planters merger are summarized in the following table.

(in thousands)

Non-interest-bearing	$5,373,199
Savings	1,484,900
Interest-bearing transaction accounts	3,383,281
Money market	5,863,360
Time deposits	6,798,524

Total	$22,903,264

      Average deposits increased $12.9 billion, or 40% in 2004, $755 million, or 2% in 2003 and $318 million, or 1% in 2002. Acquisitions contributed average deposit growth of $11.5 billion in 2004, $14 million in 2003 and

$176 million in 2002. The $11.5 billion of deposits, added through acquisitions in 2004, are comprised of $2.7 billion of non-interest-bearing deposits and $8.8 billion of interest-bearing deposits and significantly impact comparisons with prior periods discussed in the remainder of this section.

      Regions competes with other banking and financial services companies for a share of the deposit market. Regions’ ability to compete in the deposit market depends heavily on how effectively the Company meets customers’ needs. Regions employs both traditional and non-traditional means to meet customers’ needs and enhance competitiveness. The traditional means include providing well-designed products, providing a high level of customer service, providing attractive pricing and expanding the traditional branch network to provide convenient branch locations for customers throughout Regions’ geographic footprint. Regions also employs non-traditional approaches to enhance its competitiveness. These include providing centralized, high quality telephone banking services and alternative product delivery channels like internet banking. Regions’ success at competing for deposits is discussed below.

      Average non-interest-bearing deposits have increased at a compound growth rate of 23% since 2001. This category of deposits grew 61% in 2004, 9% in 2003 and 6% in 2002. Non-interest-bearing deposits continue to be a significant funding source for Regions, accounting for 19% of average total deposits in 2004, 17% in 2003 and 16% in 2002.

      Savings account balances have increased at a 20% compound growth rate since 2001. Savings accounts increased 53% in 2004, due to the Union Planters acquisition, but declined slightly in 2003 as rates paid on these accounts were less attractive than other investment alternatives. In 2002, as investors migrated to traditional, more liquid investments, savings accounts increased 13%. Management expects savings accounts to continue to be a stable-funding source, but does not expect any significant growth given the current interest rate expectations. In 2004, savings accounts accounted for approximately 5% of average total deposits, compared to approximately 4% of average total deposits in 2003.

      Interest-bearing transaction accounts have increased at a 74% compound growth rate since 2001. Interest-bearing transaction accounts increased 31% in 2004, 134% in 2003 and 72% in 2002 as investors migrated toward more liquid assets given recent market conditions. Interest-bearing transaction accounts accounted for 7% of average total deposits in 2004 and 2003.

      Money market savings accounts have increased at a compound annual rate of 16% since 2001. Money market savings accounts increased 42% in 2004 due to acquisitions. In 2003, as Regions less aggressively priced money market savings products, average balances declined 2%. Money market savings increased 13% in 2002. Money market savings products are one of Regions’ most significant funding sources, accounting for 34% of average total deposits in 2004, 33% of average total deposits in 2003 and 34% of average total deposits in 2002.

      Certificates of deposit of $100,000 or more increased 53% in 2004 due to acquisitions and increased 2% in 2003 due to less maturities of high cost certificates of deposits than in prior years. Certificates of deposit of $100,000 or more declined 22% in 2002 as these products were priced less aggressively. Certificates of deposit of $100,000 or more accounted for 11% of average total deposits in 2004 and 10% in 2003 and 2002.

      Other interest-bearing deposits (certificates of deposit of less than $100,000 and time open accounts) increased 22% in 2004 due to acquisitions and internal growth in retail certificates of deposits due to more attractive market interest rates. In 2003 and 2002, this category of deposits declined 8% as rates on these accounts were less attractive to investors and Regions’ reduced utilization of certain wholesale deposits as a funding source. This category of deposits continues to be one of Regions’ primary funding sources; it accounted for 25% of average total deposits in 2004, 29% of average total deposits in 2003 and 32% of average total deposits in 2002.

      During recent years, management has increased lower-cost deposit products as a source of funding, while reducing the company’s reliance on higher-cost deposit products such as certificates of deposit and wholesale deposit products. This effort has been accomplished through pricing and other initiatives which have increased lower-cost deposit products and reduced higher-cost, single product certificates of deposit as a percentage of Regions’ deposit funding sources. Lower-cost deposits, which include non-interest bearing demand deposits, interest-bearing transaction accounts, savings accounts and money market savings accounts, totaled 65% of average deposits in 2004, compared to 61% in 2003 and 58% in 2002.

      The sensitivity of Regions’ deposit rates to changes in market interest rates is reflected in Regions’ average interest rate paid on interest-bearing deposits. Since 2001, market interest rates declined 50 basis points in 2002 and 25 basis points in 2003, but increased 125 basis points in the latter half of 2004. While Regions’ average interest rate paid on interest-bearing deposits follows these trends, a lag period exists between the change in market rates and the repricing of the deposits. The rate paid on interest-bearing deposits decreased from 2.47% in 2002 and 1.61% in 2003 to 1.37% in 2004.

      A detail of interest-bearing deposit balances at December 31, 2004 and 2003, and the interest expense on these deposits for the three years ended December 31, 2004, is presented in Note 9 “Deposits” to the consolidated financial statements. The following table presents the average rates paid on deposits by category for the three years ended December 31, 2004:

	Average Rates Paid

	2004	2003	2002

Interest-bearing transaction accounts	1.05%	0.95%	1.13%
Savings accounts	0.22	0.27	0.60
Money market savings accounts	0.70	0.70	1.30
Certificates of deposit of $100,000 or more	2.14	2.54	3.86
Other interest-bearing deposits	2.23	2.71	3.70
Total interest-bearing deposits	1.37%	1.61%	2.47%

      The following table presents the details of interest-bearing deposits and maturities of the larger time deposits at December 31, 2004 and 2003:

	December 31,

	2004	2003

	(in thousands)
Interest-bearing deposits of less than $100,000	$39,726,214	$23,411,864
Time deposits of $100,000 or more, maturing in:
3 months or less	3,118,693	1,213,135
Over 3 through 6 months	1,235,081	809,022
Over 6 through 12 months	1,615,101	714,722
Over 12 months	1,547,797	866,045

	7,516,672	3,602,924

Total	$47,242,886	$27,014,788

      The following table presents the average amounts of deposits outstanding by category for the three years ended December 31, 2004:

	Average Amounts Outstanding

	2004	2003	2002

	(in thousands)
Non-interest-bearing demand deposits	$8,656,768	$5,380,521	$4,933,496
Interest-bearing transaction accounts	2,931,652	2,234,794	956,132
Savings accounts	2,176,025	1,425,306	1,429,837
Money market savings accounts	15,105,420	10,641,217	10,845,376
Certificates of deposit of $100,000 or more	4,952,292	3,232,152	3,165,020
Other interest-bearing deposits	11,193,122	9,194,462	10,023,609

Total interest-bearing deposits	36,358,511	26,727,931	26,419,974

Total deposits	$45,015,279	$32,108,452	$31,353,470

Borrowed Funds

      Regions’ short-term borrowings consist of federal funds purchased and security repurchase agreements, commercial paper, Federal Home Loan Bank structured notes, due to brokerage customers, and other short-term borrowings.

      Federal funds purchased and security repurchase agreements are used to satisfy daily funding needs and, when advantageous, for rate arbitrage. Federal funds purchased and security repurchase agreements totaled $4.7 billion at December 31, 2004 and $3.0 billion at December 31, 2003. Balances in these accounts can fluctuate significantly on a day-to-day basis. The average daily balance of federal funds purchased and security repurchase agreements, net of federal funds sold and security reverse repurchase agreements, increased $1.3 billion in 2004 and 2003 due to increased reliance on purchased funds to support earning asset growth.

      Throughout 2004 and 2003, Federal Home Loan Bank structured notes were used as a short-term funding source, primarily due to their favorable interest rates. These structured notes have original stated maturities in excess of one year, but are callable, at the option of the Federal Home Loan Bank, at various times less than one year. Because of the call feature, the structured notes are considered short-term. The amount of structured notes outstanding was $350 million as of December 31, 2004 and 2003 and $850 million at December 31, 2002. During 2003, Regions prepaid $350 million of these advances in addition to maturities of $150 million. Regions incurred a $11.5 million charge related to the prepayment in 2003 that is recorded in other non-interest expense (see Note 16 “Other Income and Expense” to the consolidated financial statements).

      Morgan Keegan maintains certain lines of credit with unaffiliated banks. As of December 31, 2004, $56.4 million was outstanding under these agreements with an average interest rate of 2.6%, compared to $91.2 million outstanding at December 31, 2003, with an average interest rate of 1.4%.

      From time to time, Regions issues commercial paper through its private placement commercial paper program. No commercial paper balances were outstanding as of December 31, 2004. Regions policy limits total commercial paper outstanding, at any time, to $75 million. The level of commercial paper outstanding depends on the funding requirements of Regions and the cost of commercial paper compared to alternative borrowing sources. As of December 31, 2003, $5.5 million in commercial paper was outstanding, which matured during 2004.

      Regions maintains a due to brokerage customer position through Morgan Keegan. This represents liquid funds in customers’ brokerage accounts. The due to brokerage customers totaled $457.7 million at December 31, 2004, with an interest rate of 0.7%, as compared to $544.8 million at December 31, 2003, with an interest rate of 0.4%.

      Regions holds cash as collateral for certain derivative and other transactions with customers and other third parties. Upon the expiration of these agreements, cash held as collateral will be remitted to the counter-party. As of December 31, 2004, these balances totaled $75.8 million with an interest rate of 2.0%, as compared to $68.3 million at December 31, 2003 with an interest rate of 0.9%.

      Other short-term borrowings increased $40.3 million from December 31, 2003, to December 31, 2004, due primarily to an increase in the short-sale liability, which is frequently used by Morgan Keegan to offset other market risks, which are undertaken in the normal course of business.

      Regions’ long-term borrowings consist primarily of subordinated notes, Federal Home Loan Bank borrowings, senior notes and other long-term notes payable.

      As of December 31, 2004, Regions had subordinated notes of $2.2 billion compared to $1.2 billion at December 31, 2003. The merger with Union Planters added $1.0 billion in subordinated notes. Regions subordinated notes consist of six issues with interest rates ranging from 6.375% to 7.75%. A schedule of maturities is included in the table at the end of this section.

      During 2004 and 2003, Regions utilized Federal Home Loan Bank structured notes with original call periods in excess of one year. These structured notes have various stated maturities but are callable, at the option of the Federal Home Loan Bank, between one and two years. As of December 31, 2004 and 2003,

$1.8 billion and $2.8 billion of long-term Federal Home Loan Bank advances were outstanding, respectively. In 2004, Regions prepaid $1.1 billion of these advances and as a result incurred a $39.6 million charge which is recorded in other non-interest expense. In 2003, Regions prepaid $300 million of these advances and incurred a $9.1 million charge (see Note 16 “Other Income and Expense” to the consolidated financial statements).

      Federal Home Loan Bank long-term advances totaled $946 million at December 31, 2004, an increase of $139 million compared to 2003. Regions utilized this source of funding due to favorable interest rates and terms during 2004 and 2003. Membership in the Federal Home Loan Bank system provides access to an additional source of lower-cost funds.

      Regions issued $288 million of trust preferred securities in February 2001. These securities, which qualify as Tier 1 capital, have an interest rate of 8.00% and a 30-year term, but are callable after five years. In addition, Regions assumed $4 million of trust preferred securities in connection with a 2001 acquisition. Effective December 31, 2003, all trust preferred securities were deconsolidated in accordance with FIN 46 (see Note 19 “Variable Interest Entities” and Note 25 “Recent Accounting Pronouncements” to the consolidated financial statements).

      As a result of the deconsolidation of trust preferred securities, effective December 31, 2003, Regions began reporting $301 million of junior subordinated notes. These junior subordinated notes are issued by Regions to a subsidiary business trust, which issued the trust preferred securities discussed previously (see Note 19 “Variable Interest Entities” to the consolidated financial statements). In 2004, $224 million of junior subordinated notes were assumed in connection with the Union Planters transaction.

      Senior debt and bank notes totaled $1.5 billion at December 31, 2004, an increase of $1.1 billion related to notes assumed in the Union Planters transaction.

      Other long-term borrowings consist of redeemable trust preferred securities, notes issued to former stockholders of acquired banks, notes for equipment financing, mark-to-market adjustments related to hedged debt items, and miscellaneous notes payable.

      The following table shows the amount and maturity of Regions’ long term borrowed funds as of December 31, 2004.

	Payments Due by Period

												2010 &
	Total	2005		2006		2007		2008		2009		Beyond

	(in thousands)
Obligations:
Subordinated notes	$2,191,317	$103,225		$-0	-	$-0	-	$-0	-	$-0	-	$2,088,092
Junior subordinated notes	525,015	-0	-	-0	-	-0	-	-0	-	-0	-	525,015
Federal Home Loan Bank borrowings	2,730,916	750,031		601,658		1,624		67,524		1,063,406		246,673
Senior debt and bank notes	1,501,006	-0	-	400,000		617,050		-0	-	-0	-	483,956
Other long-term obligations	291,331	126,620		1,281		1,325		1,506		758		159,841

Total	$7,239,585	$979,876		$1,002,939		$619,999		$69,030		$1,064,164		$3,503,577

Stockholders’ Equity

      Over the past three years, stockholders’ equity has increased at a compound annual growth rate of 39%. Stockholders’ equity has grown from $4.0 billion at the beginning of 2002 to $10.7 billion at year-end 2004. Equity issued in connection with acquisitions, net of treasury share repurchases, added $5.4 billion, including $6.0 billion in equity issued in connection with the Union Planters merger. Internally generated retained earnings contributed $1.1 billion of this growth and $218 million was attributable to the exercise of stock options and to the issuance of stock for employee incentive plans. The internal capital generation rate (net income less dividends as a percentage of average stockholders’ equity) was 4.3% in 2004, compared to 8.7% in 2003 and 8.9% in 2002. This ratio declined in 2004 primarily due to a significant increase in cash dividends in 2004.

      Regions has a current board of directors authorization to repurchase up to 20.0 million shares of common stock. During 2004, Regions repurchased, under the current and previous repurchase authorizations, 6.0 million shares at a total cost of $186.3 million. At December 31, 2004, 19.2 million shares were available for repurchase under the current authorization.

      Regions’ ratio of stockholders’ equity to total assets was 12.78% at December 31, 2004, compared to 9.16% at December 31, 2003, and 8.72% at December 31, 2002. This ratio increased in 2004 due to the equity added from the Union Planters merger. Regions’ ratio of tangible stockholders’ equity (stockholders’ equity less excess purchase price and other identifiable intangibles) to total assets was 6.42% at December 31, 2004 compared to 6.92% at December 31, 2003 and 6.49% at December 31, 2002.

      Regions attempts to balance the return to stockholders through the payment of dividends, with the need to maintain strong capital levels for future growth opportunities. In 2004, Regions returned 61% of earnings to its stockholders in the form of dividends. Total dividends declared by Regions in 2004 were $489.8 million or $1.33 per share, an increase of 33% from the $1.00 per share in 2003.

      In January 2005, the Board of Directors declared a 2.0% increase in the quarterly cash dividend from $.3334 to $.34 per share. This is the 34th consecutive year that Regions has increased quarterly cash dividends.

Bank Regulatory Capital Requirements

      Regions, Regions Bank and UPBNA are required to comply with capital adequacy standards established by banking regulatory agencies. Currently, there are two basic measures of capital adequacy: a risk-based measure and a leverage measure.

      The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and financial holding companies, to account for off-balance sheet exposure and interest rate risk, and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with specified risk-weighting factors. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. Banking organizations that are considered to have excessive interest rate risk exposure are required to maintain additional capital.

      The minimum standard for the ratio of total capital to risk-weighted assets is 8%. At least 50% of that capital level must consist of common equity, undivided profits and non-cumulative perpetual preferred stock, less goodwill and certain other intangibles (“Tier 1 capital”). The remainder (“Tier 2 capital”) may consist of a limited amount of other preferred stock, mandatory convertible securities, subordinated debt and a limited amount of the allowance for loan losses. The sum of Tier 1 capital and Tier 2 capital is “total risk-based capital.”

      The banking regulatory agencies also have adopted regulations that supplement the risk-based guidelines to include a minimum ratio of 3% of Tier 1 capital to average assets less goodwill (the “leverage ratio”). Depending upon the risk profile of the institution and other factors, the regulatory agencies may require a leverage ratio of 1% to 2% above the minimum 3% level.

      The following chart summarizes the applicable bank regulatory capital requirements. Regions’ capital ratios at December 31, 2004, substantially exceeded all regulatory requirements.

	Minimum	Well Capitalized	Regions at
	Regulatory	Regulatory	December 31,
	Requirement	Requirement	2004

Tier 1 capital to risk-adjusted assets	4.00%	6.00%	9.04%
Total risk-based capital to risk-adjusted assets	8.00	10.00	13.51
Tier 1 leverage ratio	3.00	5.00	7.47

      At December 31, 2004, Tier 1 capital totaled $5.9 billion, total risk-based capital totaled $8.8 billion, and risk-adjusted assets totaled $78.8 billion.

      Total capital at Regions Bank and UPBNA also has an important effect on the amount of FDIC insurance premiums paid. Institutions not considered well capitalized can be subject to higher rates for FDIC insurance. As of December 31, 2004, Regions Bank and UPBNA had the requisite capital levels to qualify as well capitalized.

Consolidated Average Balances

      The following table shows the percentage distribution of Regions’ consolidated average balances of assets, liabilities and stockholders’ equity as of the dates shown:

	As of December 31,

	2004	2003	2002	2001	2000

ASSETS
Earning assets:
Taxable securities	15.8%	18.0%	17.2%	16.5%	20.1%
Non-taxable securities	0.7	1.0	1.3	1.8	1.9
Federal funds sold	0.9	1.3	1.2	1.2	0.2
Loans (net of unearned income):
Commercial	19.1	21.9	22.4	21.5	20.5
Real estate	35.9	31.7	31.6	34.9	36.4
Installment	11.8	11.2	12.9	12.9	13.3

Total loans	66.8	64.8	66.9	69.3	70.2
Allowance for loan losses	(0.9)	(0.9)	(0.9)	(0.9)	(0.8)

Net loans	65.9	63.9	66.0	68.4	69.4
Other earning assets	4.9	6.1	4.7	3.8	1.0

Total earnings assets	88.2	90.3	90.4	91.7	92.6
Cash and due from banks	2.0	2.0	2.1	2.1	2.6
Other non-earning assets	9.8	7.7	7.5	6.2	4.8

Total assets	100.0%	100.0%	100.0%	100.0%	100.0%

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest-bearing	12.9%	11.1%	10.7%	10.4%	10.6%
Interest bearing	54.4	55.1	57.3	59.1	63.6

Total deposits	67.3	66.2	68.0	69.5	74.2
Borrowed funds:
Short-term	9.3	11.0	9.6	9.3	10.3
Long-term	9.8	11.3	11.2	10.7	7.2

Total borrowed funds	19.1	22.3	20.8	20.0	17.5
Other liabilities	2.3	2.6	2.4	2.1	0.8

Total liabilities	88.7	91.1	91.2	91.6	92.5
Stockholders’ equity	11.3	8.9	8.8	8.4	7.5

Total liabilities and stockholders’ equity	100.0%	100.0%	100.0%	100.0%	100.0%

      Please refer to Item 6 of this annual report on Form 10-K for a complete presentation of average balances, related interest, yields and rates paid.

Off-Balance Sheet Arrangements and Contractual Obligations

Off-Balance Sheet Arrangements

      In the normal course of business, Regions enters into certain relationships characterized as off-balance sheet arrangements. At December 31, 2004, these relationships included obligations under standby letters of credit and variable interests in unconsolidated variable interest entities. At December 31, 2004, the fair value of Regions’ obligation under loan standby letters of credit was $35.7 million with a maximum potential obligation of $2.4 billion (see Note 13 “Commitments and Contingencies” to the consolidated financial statements). At December 31, 2004, Regions’ investment in unconsolidated variable interest entities was $265.9 million with a maximum exposure to loss of $287.9 million (see Note 19 “Variable Interest Entities” to the consolidated financial statements).

Contractual Obligations

      The following table summarizes Regions’ contractual cash obligations at December 31, 2004:

	Payments Due By Period

		Less than				More than		More than
	Total	1 Year		1-3 Years		3-5 Years		5 Years

	(in thousands)
Long-term borrowings	$7,239,585	$979,876		$1,622,938		$1,133,194		$3,503,577
Lease payments	404,591	79,382		120,881		77,360		126,968
Purchase obligations	448,258	205,156		169,374		73,728		-0	-
Other	318,174	-0	-	-0	-	-0	-	318,174

Total	$8,410,608	$1,264,414		$1,913,193		$1,284,282		$3,948,719

      A discussion regarding liquidity related to long-term borrowings is included in the “Liquidity” section presented earlier. Regions intends to fund the other contractual obligations presented in the table above primarily through cash generated from normal operations.

Operating Results

General

      Net income available to common shareholders increased 25% in 2004, 5% in 2003, and 22% in 2002. The accompanying table presents the dollar amount and percentage change in the important components of income that occurred in 2003 and 2004.

Summary Of Changes In Operating Results

	Increase (Decrease)

	2004 Compared		2003 Compared
	to 2003		to 2002

	Amount	%	Amount	%

	(dollar amounts in thousands)
Net interest income	$638,436	43%	$(22,990)	(2)%
Provision for loan losses	7,000	6	(6,000)	(5)

Net interest income after provision for loan losses	631,436	47	(16,990)	(1)
Non-interest income:
Brokerage and investment income	(17,429)	(3)	53,044	11
Trust department income	32,648	47	7,724	12
Service charges on deposit accounts	129,529	45	10,806	4
Mortgage servicing and origination fees	31,462	32	7,383	8
Securities transactions	37,428	146	(25,996)	(50)
Other	88,403	28	76,065	31

Total non-interest income	302,041	22	129,026	11
Non-interest expense:
Salaries and employee benefits	329,294	30	90,682	9
Net occupancy expense	54,213	51	7,923	8
Furniture and equipment expense	20,630	25	(9,471)	(10)
Other	265,330	52	(19,430)	(4)

Total non-interest expense	669,467	37	69,704	4
Income before income taxes	264,010	29	42,332	5
Applicable income taxes	92,086	35	10,393	4

Net income	$171,924	26%	$31,939	5%

Net income available to common shareholders	$165,904	25%	$31,939	5%

Net Interest Income

      Net interest income (interest income less interest expense) is Regions’ principal source of income. Net interest income increased 43% in 2004, but decreased 2% in 2003. On a taxable equivalent basis, net interest income increased 42% in 2004, but decreased 2% in 2003. The following table “Analysis of Changes in Net Interest Income” provides additional information to analyze the changes in net interest income.

      Higher spreads, combined with significant growth in interest-earning assets due to the Union Planters merger, resulted in higher net interest income in 2004. The decrease in net interest income for 2003 was due to lower spreads, partially offset by modest growth in interest-earning assets.

      Regions measures its ability to produce net interest income with a ratio called the interest margin. The interest margin is net interest income (on a taxable equivalent basis) as a percentage of average earning assets. The interest margin declined from 3.73% in 2002 to 3.49% in 2003, but increased to 3.66% in 2004. Changes in the interest margin occur primarily due to two factors: (1) the interest rate spread (the difference between the taxable equivalent yield on earning assets and the rate on interest-bearing liabilities) and (2) the percentage of earning assets funded by interest-bearing liabilities.

      The first factor affecting Regions’ interest margin is the interest rate spread. Regions’ average interest rate spread was 3.35% in 2004, 3.19% in 2003 and 3.30% in 2002. Market interest rates, both the level of rates and the slope of the yield curve (the spread between short-term rates and longer-term rates), affect the interest rate spread by influencing the pricing on most categories of Regions’ interest-earning assets and interest-bearing liabilities.

      After reducing the Federal Funds rate significantly in 2001, the Fed reduced the Federal Funds rate another 50 basis points in 2002. Rates were reduced again in mid-2003 by 25 basis points. As the economy experienced growth, the Fed increased the Federal Funds rate five times totaling 125 basis points in the second half of 2004. These increases resulted in a Federal Funds rate of 2.25% at December 31, 2004.

      Regions’ interest-earning asset yields and interest-bearing liability rates were both lower in 2004 as compared to 2003, reflecting lower average market interest rates in 2004. In 2004, Regions’ interest-earning asset yields decreased 10 basis points while interest-bearing liability rates declined 26 basis points, resulting in an increased interest rate spread, compared to 2003.

      The mix of earning assets can also affect the interest rate spread. During 2004, loans, which are typically Regions’ most significant highest yielding earning asset, increased as a percentage of earning assets. This increase contributed to higher earning asset yields. Reduced balance sheet leverage contributed to the shift in asset mix as certain maturities of the securities portfolio were not reinvested but were used to reduce borrowings. Average loans as a percentage of earning assets were 74.9% in 2004 and 71.1% in 2003.

      During 2004 and 2003, Regions used interest rate derivatives as cash flow and fair value hedges of certain asset and liability positions. These contracts had the effect of increasing net interest income by $106.8 million in 2004 and $108.7 million in 2003.

      The second factor affecting the interest margin is the percentage of earning assets funded by interest-bearing liabilities. Funding for Regions’ earning assets comes from interest-bearing liabilities, non-interest-bearing liabilities and stockholders’ equity. The net spread on earning assets funded by non-interest-bearing liabilities and stockholders’ equity is higher than the net spread on earning assets funded by interest-bearing liabilities. The percentage of earning assets funded by interest-bearing liabilities was 82% in 2004 and 85% in 2003 and 2002. This decline positively impacted the net interest margin as compared to prior years. The trend has been for a greater percentage of new funding for earning assets to come from interest-bearing sources. In the future, management expects that an increasing percentage of funding will be provided from interest-bearing liabilities.

Analysis of Changes in Net Interest Income

	Year Ended December 31,

	2004 over 2003			2003 over 2002

	Volume	Yield/Rate	Total	Volume	Yield/Rate	Total

	(in thousands)
Increase (decrease) in:
Interest income on:
Loans	$688,433	$(72,048)	$616,385	$36,944	$(320,848)	$(283,904)
Federal funds sold	18	1,855	1,873	766	(3,315)	(2,549)
Taxable securities	74,590	10,654	85,244	36,955	(88,895)	(51,940)
Non-taxable securities	211	753	964	(4,479)	(1,133)	(5,612)
Other earning assets	16,612	15,477	32,089	36,437	(10,291)	26,146

Total	779,864	(43,309)	736,555	106,623	(424,482)	(317,859)
Interest expense on:
Savings deposits	1,733	(847)	886	(27)	(4,663)	(4,690)
Other interest-bearing deposits	134,230	(68,842)	65,388	7,959	(225,681)	(217,722)
Borrowed funds	54,039	(22,194)	31,845	44,309	(116,766)	(72,457)

Total	190,002	(91,883)	98,119	52,241	(347,110)	(294,869)
Increase (decrease) in net interest income	$589,862	$48,574	$638,436	$54,382	$(77,372)	$(22,990)

Note:	The change in interest due to both rate and volume has been allocated to change due to volume and change due to rate in proportion to the absolute dollar amounts of the change in each.

Market Risk

      Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, exchange rates, commodity prices, equity prices, or the credit quality of debt securities.

Interest Rate Sensitivity

      Regions’ primary market risk is interest rate risk, including uncertainty with respect to absolute interest rate levels as well as uncertainty with respect to relative interest rate levels which impact both the shape and the slope of the various yield curves affecting the financial products and services that the Company offers. To quantify this risk Regions measures the change in its net interest income in various interest rate scenarios as compared to a base case scenario. Net interest income sensitivity (as measured over 12 months) is a useful short-term indicator of Regions’ interest rate risk.

      Sensitivity Measurement. Financial simulation models are Regions’ primary tools used to measure interest rate exposure. Using a wide range of hypothetical deterministic and stochastic simulations, these tools provide management with extensive information on the potential impact to net interest income caused by changes in interest rates.

      These models are structured to simulate cash flows and accrual characteristics of Regions’ balance sheet. Assumptions are made about the direction and volatility of interest rates, the slope of the yield curve, and the changing composition of the balance sheet that result from both strategic plans and from customer behavior. Among the assumptions are expectations of balance sheet growth and composition, the pricing and maturity characteristics of existing business and the characteristics of future business. Interest rate related risks are expressly considered, such as pricing spreads, the lag time in pricing administered rate accounts, prepayments and other option risks. Regions considers these factors, as well as the degree of certainty or uncertainty surrounding their future behavior.

      Financial derivative instruments are used in hedging the values of selected assets and liabilities against changes in interest rates. The effect of these hedges is included in the simulations of net interest income.

      The primary objectives of Asset/ Liability Management at Regions are balance sheet coordination and the management of interest rate risk in achieving reasonable and stable net interest income throughout various interest rate cycles. A standard set of alternate interest rate scenarios is compared to the results of the base case scenario to determine the extent of potential fluctuations and to establish exposure limits. The standard set of interest rate scenarios includes the traditional instantaneous parallel rate shifts of plus and minus 100 and 200 basis points. In addition, Regions includes simulations of gradual interest rate movements that may more realistically mimic potential interest rate movements. The gradual scenarios include curve steepening, flattening, and parallel movements of various magnitudes phased in over a 6 month period.

      Exposure to Interest Rate Movements. Based on the foregoing discussion, management has estimated the potential effect of shifts in interest rates on net interest income. As of December 31, 2004, Regions maintains a slight asset sensitive position to a gradual rate shift of plus or minus 100 or 200 basis points. The following table demonstrates the expected effect that a gradual (over six months beginning at December 31, 2004 and 2003, respectively) parallel interest rate shift would have on Regions’ net interest income.

	2004		2003

	$ Change in	% Change in	$ Change in	% Change in
	Net Interest	Net Interest	Net Interest	Net Interest
Gradual Change in Interest Rates	Income	Income	Income	Income

	(dollar amounts in thousands)
(in basis points)
+200	$60,000	2.3%	$38,000	2.5%
+100	48,000	1.8	19,000	1.3
-100	(43,000)	(1.6)	(20,000)	(1.4)
-200	(98,000)	(3.6)	(42,000)	(2.8)

      As of December 31, 2004, Regions maintains a slight asset sensitive position to an instantaneous rate shift of plus or minus 100 or 200 basis points. The following table demonstrates the expected effect that an instantaneous parallel interest rate shift would have on Regions’ net interest income.

	2004		2003

	$ Change in	% Change in	$ Change in	% Change in
	Net Interest	Net Interest	Net Interest	Net Interest
Instantaneous Change in Interest Rates	Income	Income	Income	Income

	(dollar amounts in thousands)
(in basis points)
+200	$83,000	3.1%	$38,000	2.5%
+100	59,000	2.2	25,000	1.7
-100	(51,000)	(1.9)	(35,000)	(2.3)
-200	(163,000)	(6.1)	(57,000)	(3.8)

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

      Regions has made use of interest rate swaps and interest rate options to convert a portion of its fixed-rate funding position to a variable rate. Regions also uses derivatives to manage interest rate and pricing risk associated with its mortgage origination business. Futures contracts and forward sales commitments are used to protect the value of the loan pipeline from changes in interest rates. In the period of time that elapses between the origination and sale of mortgage loans, changes in interest rates have the potential to cause a decline in the value of the loans in this held-for-sale portfolio. Futures and forward sale commitment positions are used to protect the Company from the risk of such adverse changes. The change in value of the hedging contracts is expected to be highly effective in offsetting the change in value of specific assets and liabilities over the life of the hedge relationship.

      Regions also uses derivatives to meet the needs of its customers. Interest rate swaps, interest rate options and foreign exchange forwards are the most common derivatives sold to customers. Positions with similar characteristics are used to offset the market risk and minimize income statement volatility associated with this portfolio. Those instruments used to service customers are entered into the trading account with changes in value recorded in the income statement. Refer to Note 14 “Derivative Financial Instruments and Hedging Activities” of the consolidated financial statements for a tabular summary of Regions’ year-end derivatives positions in the trading portfolio.

Brokerage and Market Making Activity

      Morgan Keegan’s business activities expose it to market risk, including its securities inventory positions and securities held for investment.

      Morgan Keegan trades for its own account in corporate and tax-exempt securities and U.S. government, agency and guaranteed securities. Most of these transactions are entered into to facilitate the execution of customers’ orders to buy or sell these securities. In addition, it trades certain equity securities in order to “make a market” in these securities. Morgan Keegan’s trading activities require the commitment of capital. All principal transactions place the subsidiary’s capital at risk. Profits and losses are dependent upon the skills of employees and market fluctuations. In some cases, in order to economically hedge the risks of carrying inventory, Morgan Keegan enters into a low level of activity involving U.S. Treasury note futures.

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

      Morgan Keegan will occasionally economically hedge a portion of its long proprietary inventory position through the use of short positions in financial future contracts, which are included in securities sold, not yet purchased at market value. At December 31, 2004, Morgan Keegan had no outstanding futures contracts.

      In the normal course of business, Morgan Keegan enters into underwriting and forward and future commitments. At December 31, 2004, the contract amounts of futures contracts were $22 million to purchase and $228 million to sell U.S. Government and municipal securities. Morgan Keegan typically settles its position by entering into equal but opposite contracts and, as such, the contract amounts do not necessarily represent future cash requirements. Settlement of the transactions relating to such commitments are not expected to have a material effect on Regions’ consolidated financial position. Transactions involving future settlement give rise to market risk, which represents the potential loss that can be caused by a change in the market value of a particular financial instrument. Regions’ exposure to market risk is determined by a number of factors, including the size, composition and diversification of positions held, the absolute and relative levels of interest rates, and market volatility.

      Interest rate risk at Morgan Keegan arises from the exposure of holding interest-sensitive financial instruments such as government, corporate and municipal bonds and certain preferred equities. Morgan Keegan manages its exposure to interest rate risk by setting and monitoring limits and, where feasible, entering into offsetting positions in securities with similar interest rate risk characteristics. Securities inventories are marked to market, and accordingly there are no unrecorded gains or losses in value. While a significant portion of the securities inventories have contractual maturities in excess of five years, these inventories, on average, turn over in excess of twelve times per year. Accordingly, the exposure to interest rate risk inherent in Morgan Keegan’s securities inventories is less than that of similar financial instruments held by firms in other industries. Morgan Keegan’s equity securities inventories are exposed to risk of loss in the event of unfavorable price movements. The equity securities inventories are marked to market and there are no unrecorded gains or losses.

      Morgan Keegan is also subject to credit risk arising from non-performance by trading counterparties, customers, and issuers of debt securities owned. This risk is managed by imposing and monitoring position limits, monitoring trading counterparties, reviewing security concentrations, holding and marking to market collateral and conducting business through clearing organizations that guarantee performance. Morgan Keegan regularly participates in the trading of some derivative securities for its customers; however, this activity does not involve Morgan Keegan acquiring a position or commitment in these products and this trading is not a significant portion of Morgan Keegan’s business.

      To manage trading risks arising from interest rate and equity price risks, Regions uses a Value at Risk (“VAR”) model to measure the potential fair value the Company could lose on its trading positions given a specified statistical confidence level and time-to-liquidate time horizon. Regions assesses market risk at a 99% confidence level over a one-day holding period. Regions’ primary VAR model is based upon a variance-covariance approach with delta-gamma approximations for non-linear securities. For fixed income securities and equities, the Bloomberg Trading System VAR analytics are used. For interest rate derivatives the Company implements its VAR analysis through the OpenLink trading system.

      The end-of-period VAR was approximately $407,000 as of December 31, 2004, and approximately $903,000 as of December 31, 2003. Maximum daily VAR utilization during 2004 was $1.5 million and average daily VAR during the same period was $605,000.

Provision For Loan Losses

      The provision for loan losses is used to fund the allowance for loan losses. Actual loan losses, net of recoveries, are charged directly to the allowance. The expense recorded each year is a reflection of management’s judgment as to the adequacy of the allowance. For an analysis and discussion of the allowance for loan losses, refer to the section entitled “Financial Condition — Loans and Allowance for Loan Losses.” The provision for loan losses totaled $127.5 million (.41% of average loans), in 2002, a $37.9 million decrease compared to the prior year. The lower provision was due to lower loan losses in 2002 and management’s assessment of current economic conditions. The 2003 provision for loan losses was decreased to $121.5 million (.39% of average loans) due to lower loan losses, lower levels of nonperforming loans and management’s evaluation of current economic factors. During 2004, the provision for loan losses increased to $128.5 million (.29% of average loans) due to higher loan losses and management’s evaluation of current economic factors. The resulting year-end allowance for loan losses increased $300.7 million ($303.1 million added in connection with the Union Planters transaction) to $754.7 million.

Non-Interest Income

Brokerage and Investment Banking

      Brokerage and investment income decreased 3% and totaled $535.3 million in 2004, compared to $552.7 million in 2003 and $499.7 million in 2002. Brokerage and investment income is significantly affected by economic and market conditions. The slight decline in brokerage and investment income in 2004 resulted from the slow down in the record levels of fixed income production in prior years not being completely offset by improved private client, equity capital markets and investment advisory fees in 2004. As of December 31, 2004, Morgan Keegan employed approximately 1,000 financial advisors. Customer assets, under management, totaled approximately $48.5 billion at year-end 2004, compared to approximately $40.4 billion at year-end 2003.

      The addition of Morgan Keegan in 2001 significantly diversified Regions’ revenue stream. Non-interest income, net of security gains, as a percent of total revenue equaled 42% in 2004, compared to 46% in 2003 and 43% in 2002. Morgan Keegan contributed $83.6 million to net income in 2004. Revenues from the private client division totaled $228.7 million, or 31% of Morgan Keegan’s total revenue in 2004, and was the top revenue producing line of business. This line of business benefited from improved equity markets and two closed end fund offerings in 2004. Fixed income capital markets and equity capital markets revenue totaled $188.0 million and $70.0 million, respectively. The investment advisory services division produced $92.8 million of revenue in 2004. Revenues generated by each division are included in various line items in the table below. In addition, beginning in 2003, Regions Morgan Keegan Trust division, which produced revenue of $87.0 million in 2004, is included with Morgan Keegan. Although Regions Morgan Keegan trust division is included with Morgan Keegan, all trust income is reported as a separate item in the consolidated statements of income (see next section titled “Trust Income” for discussion of changes in trust income). Prior period 2002 information has been adjusted as well for comparative purposes.

      The following table shows the components of the contribution by Morgan Keegan for the years ended December 31, 2004, 2003 and 2002.

	Year Ended December 31,

	2004	2003	2002

	(in thousands)
Revenues:
Commissions	$179,100	$159,482	$142,913
Principal transactions	185,113	251,902	231,437
Investment banking	103,895	92,559	76,660
Interest	56,110	48,543	52,351
Trust fees and services	86,972	60,279	63,584
Investment advisory	88,036	65,010	53,424
Other	27,972	16,664	13,304

Total revenues	727,198	694,439	633,673
Expense:
Interest	28,886	26,244	28,092
Non-interest expense	564,420	536,767	500,726

Total expenses	593,306	563,011	528,818

Income before taxes	133,892	131,428	104,855
Income taxes	50,257	49,371	38,929

Net income	$83,635	$82,057	$65,926

      The following table shows the breakout of revenue by division contributed by Morgan Keegan for the years ended December 31, 2004, 2003 and 2002.

Morgan Keegan Breakout of Revenue by Division

	Year Ended December 31,

		Fixed Income	Equity	Regions
	Private	Capital	Capital	MK	Investment	Interest
	Client	Markets	Markets	Trust	Advisory	And Other

	(dollar amounts in thousands)
2004
Gross revenue	$228,693	$188,031	$69,971	$86,972	$92,835	$60,696
Percent of gross revenue	31.4%	25.9%	9.6%	12.0%	12.8%	8.3%
2003
Gross revenue	$194,091	$254,177	$64,155	$60,279	$68,668	$53,069
Percent of gross revenue	27.9%	36.6%	9.2%	8.7%	9.9%	7.8%
2002
Gross revenue	$173,276	$228,287	$55,708	$63,584	$57,032	$55,791
Percent of gross revenue	27.3%	36.0%	8.8%	10.0%	9.0%	8.9%

Trust Income

      Trust income increased 47% in 2004, 12% in 2003 and 10% in 2002. The increase in 2004 was driven by the addition of trust accounts from Union Planters. In addition, trust fees are also affected by the securities markets, as many trust fees are calculated as a percentage of trust asset values. In 2004, 2003 and 2002, better performance in the financial markets and increases in trust assets contributed to higher trust fees.

Service Charges on Deposit Accounts

      Service charge income increased 45% in 2004 and 4% in 2003 and 2002. The addition of new accounts added in connection with the Union Planters transaction resulted in the significant increase in 2004. Increases in the number of deposit accounts, management initiatives and standardization in the pricing of certain deposit accounts and related services were the primary drivers of increases in 2003 and 2002.

Mortgage Servicing and Origination Fees

      The primary source of this category of income is Regions’ mortgage banking divisions, Regions Mortgage and EquiFirst. In 2004, Regions Mortgage was combined with the Union Planters mortgage division. Regions Mortgage’s primary business and source of income is the origination and servicing of mortgage loans for long-term investors. EquiFirst typically originates mortgage loans which are sold to third-party investors with servicing released. Net gains or losses related to the sale of mortgage loans are included in other non-interest income.

      In 2004, mortgage servicing and origination fees increased 32%, from $97.4 million in 2003 to $128.8 million in 2004. Origination and servicing fees increased in 2004 due to volume and servicing assets added from the Union Planters mortgage division. At December 31, 2004, Regions’ servicing portfolio totaled $39.4 billion and included approximately 445,000 loans. At December 31, 2003 and 2002, the servicing portfolio totaled $16.1 billion and $17.3 billion, respectively. The increase in the servicing portfolio in 2004 resulted from the addition of the Union Planters mortgage division, partially offset by certain divestitures of out-of-footprint mortgage servicing rights as well as relatively high levels of prepayments. The decline in the servicing portfolio during 2003 resulted from high levels of prepayments due to the low interest rate environment driving record mortgage refinance activity, partially offset by higher levels of production in 2003.

      In 2003, mortgage servicing and origination fees increased 8%, from $90.0 million in 2002 to $97.4 million in 2003. Origination fees increased in 2003 due to the significant mortgage activity resulting from the historically low interest rate environment. Servicing fees were lower in 2003 as compared to 2002 due to a smaller servicing portfolio in 2003.

      In 2002, mortgage servicing and origination fees increased 4%, from $86.9 million in 2001. Origination fees increased in 2002 due to an increase in the number of loans closed as the result of lower mortgage interest rates. Servicing fees were lower in 2002 as compared to 2001 due to a smaller servicing portfolio in 2002.

      Regions Mortgage and EquiFirst, through their retail, correspondent lending, and wholesale operations, produced mortgage loans totaling $10.8 billion in 2004, $9.4 billion in 2003 and $6.6 billion in 2002. Regions Mortgage and EquiFirst produce loans from 246 offices in Alabama, Arizona, Arkansas, Florida, Georgia, Illinois, Indiana, Iowa, Kentucky, Louisiana, Missouri, Mississippi, North Carolina, South Carolina, Tennessee and Texas.

      A summary of mortgage servicing rights is presented as follows. The balances shown represent the original amounts capitalized, less accumulated amortization and valuation adjustments, for the right to service mortgage loans that are owned by other investors. The amortization of mortgage servicing rights is included in other non-interest expense. The carrying values of mortgage servicing rights are affected by various factors, including prepayments of the underlying mortgages. A significant change in prepayments of mortgages in the servicing portfolio could result in significant changes in the valuation adjustments.

	2004	2003		2002

	(in thousands)
Balance at beginning of year	$166,346	$147,487		$140,369
Added in connection with acquisition	352,574	-0	-	-0	-
Sale of servicing assets	(68,795)	-0	-	-0	-
Amounts capitalized	70,745	60,918		40,974
Amortization	(62,817)	(42,059)		(33,856)

	$458,053	$166,346		$147,487
Valuation allowance	(61,500)	(39,500)		(40,500)

Balance at end of year	$396,553	$126,846		$106,987

Securities Gains

      Regions reported net gains of $63.1 million from the sale of available for sale securities in 2004, as compared to net gains of $25.7 million in 2003 and $51.7 million in 2002. These gains were primarily related to the sale of agency and mortgage-related securities, used to economically hedge MSR and were sold to offset impairment charges related to mortgage servicing assets.

Other Income

      The components of other income consist mainly of fees and commissions, insurance premiums, customer derivative fees, factoring fees, employment service fees and gains related to the sale of mortgage loans.

      Fee and commission income increased 44% in 2004 due to increased business activity related to the Union Planters merger including standby letters of credit, credit card fees, money orders, cashiers checks and other banking fees. Fees and commissions increased in 2003 primarily due to higher fees from standby letters of credit and higher revenue from credit card fees.

      Insurance premium and commission income increased 13% in 2004 and 16% in 2003, due primarily to increased revenues in the commercial property and casualty business. In 2002, insurance and commission income increased 49% due primarily to the acquisition of ICT Group, LLC. This income results primarily from the sale of property and casualty, liability and workers compensation insurance to commercial customers as well as credit life and accident and health insurance to consumer loan customers.

      Regions’ customer derivative division primarily assists existing commercial customers with capital market products including interest rate swaps, caps and floors. Typically, Regions enters into offsetting derivative positions limiting its exposure related to customer derivative products. These exposures are marked-to-market on a daily basis. Capital market income totaled $7.8 million in 2004, $21.9 million in 2003 and $14.3 million in 2002. Customer derivative division revenue declined in 2004 due to lower volumes driven by slower commercial loan growth and a less favorable interest rate environment for customer derivative business.

      Regions operates a receivables-based factoring and related fee-based credit, collection and management information services subsidiary, serving small- and medium-sized clients. This subsidiary, acquired in connection with the Union Planters merger, produced fee income of $18.5 million in 2004.

      A professional employment service subsidiary was also added in connection with the Union Planters transaction. Services provided include insurance and employee benefits management, safety and risk assessment services, human resource administration and related compliance services. This subsidiary generated fee income of $26.1 million in 2004.

      In 2004, gains related to the sale of mortgage loans held for sale totaled $128.8 million ($124.9 million related to EquiFirst and $3.9 million related to Regions Mortgage). For the years ended December 31, 2003, and December 31, 2002, gains totaled $107.0 million and $66.5 million, respectively.

Non-Interest Expense

      The main components of non-interest expense are salaries and employee benefits, net occupancy expense, furniture and equipment expenses and other non-interest expense. The following table presents a summary of non-interest expense for the years ended December 31, 2004, 2003 and 2002.

	Year Ended December 31,

	2004	2003	2002

	(in thousands)
Salaries and employee benefits	$1,425,075	$1,095,781	$1,005,099
Net occupancy expense	160,060	105,847	97,924
Furniture and equipment expense	101,977	81,347	90,818
Other expenses	776,194	510,864	530,294

Total	$2,463,306	$1,793,839	$1,724,135

      Total non-interest expense increased $669.5 million, or 37%, in 2004, due primarily to the expense base added by the merger with Union Planters. In 2003, total non-interest expense increased 4% due primarily to increased levels of business activity and new branch offices. Also impacting comparisons between periods are merger-related expenses, impairment charges related to mortgage servicing rights, losses related to prepayment of debt and costs related to damage caused by the four destructive gulf coast hurricanes of 2004. The following tables show the impact on the major components of non-interest expense of merger-related expenses, impairment charges for mortgage servicing assets, losses for prepayment of debt and hurricane related costs. Management believes the following tables are useful in evaluating trends in non-interest expense.

For further discussion of non-interest expense, refer to the following discussion of each component of non-interest expense.

2004 Non-Interest Expense

		Less: Merger-
		Related, Debt
		Retirement and
		MSR Impairment
	As Reported	Charges	As Adjusted

	(in thousands)
Salaries and employee benefits	$1,425,075	$16,296	$1,408,779
Net occupancy expense	160,060	1,725	158,335
Furniture and equipment expense	101,977	169	101,808
Other expenses	776,194	98,569	677,625

Total	$2,463,306	$116,759	$2,346,547

      In 2004, merger-related and disaster charges totaled $55.1 million, impairment charges on mortgage servicing rights totaled $22.0 million and losses on prepayment of higher cost debt ($1.1 billion of Federal Home Loan Bank advances) totaled $39.6 million.

2003 Non-Interest Expense

		Less: Debt
		Retirement and
		MSR Impairment
	As Reported	Charges		As Adjusted

	(in thousands)
Salaries and employee benefits	$1,095,781	$-0	-	$1,095,781
Net occupancy expense	105,847	-0	-	105,847
Furniture and equipment expense	81,347	-0	-	81,347
Other expenses	510,864	19,580		491,284

Total	$1,793,839	$19,580		$1,774,259

      In 2003, a net recapture of $1.0 million on mortgage servicing rights was recorded as a result of changes in interest rates and a slowdown in prepayment speeds. Also in 2003, Regions chose to pay off $650 million of Federal Home loan Bank advances early, resulting in a $20.6 million charge from prepayment of this debt.

2002 Non-Interest Expense

		Less: Debt
		Retirement and
		MSR Impairment
	As Reported	Charges		As Adjusted

		(in thousands)
Salaries and employee benefits	$1,005,099	$-0	-	$1,005,099
Net occupancy expense	97,924	-0	-	97,924
Furniture and equipment expense	90,818	-0	-	90,818
Other expenses	530,294	41,912		488,382

Total	$1,724,135	$41,912		$1,682,223

      In 2002, impairment charges on mortgage servicing rights totaled $36.7 million and losses on prepayment of higher costs debt ($250 million of Federal Home Loan Bank advances) totaled $5.2 million.

      In connection with the integration of Regions and Union Planters, Regions has and will continue to incur merger-related expenses throughout the integration process. Merger-related expenses include costs incurred in connection with the merger, integration and restructuring activities, including retention and severance costs, professional fees incurred with integration activities, contract buyouts, lease termination penalties, loss on disposals of duplicate facilities and other direct and incremental costs related to the transaction. Costs incurred in connection with the merger, integration and restructuring activities are expected to be funded from cash flows from operations.

Salaries and Employee Benefits

      Total salaries and benefits increased 30% in 2004, 9% in 2003 and 17% in 2002. Excluding $16.3 million of merger-related charges, salaries and benefits increased 29% due to the addition of approximately 10,000 Union Planters’ associates. Salaries and benefits were higher in 2003, as compared to 2002, due primarily to higher incentive costs associated with Morgan Keegan and mortgage banking. Increased production and achievement of other goals at Morgan Keegan, Regions Mortgage and EquiFirst resulted in increased incentive compensation in 2003. In addition to increased incentive compensation in 2003, normal merit and promotional adjustments, and higher benefit costs resulted in increased salaries and benefits expense in 2003.

      At December 31, 2004, Regions had approximately 26,000 full-time equivalent employees, compared to approximately 16,000 at December 31, 2003 and 2002. The increase in employees in 2004 resulted primarily from personnel added with the 2004 Union Planters transaction.

      Salaries, excluding benefits, totaled $830.8 million in 2004, compared to $598.5 million in 2003 and $583.2 million in 2002. Increased salaries in 2004 resulted from higher employment levels, while higher salary levels in 2003 and 2002 were primarily the result of normal merit and promotional adjustments.

      Regions provides employees who meet established employment requirements with a benefits package which includes 401(k), pension, profit sharing, and medical, life and disability insurance plans. The total cost to Regions for fringe benefits, including payroll taxes, equals approximately 29% of salaries.

      Regions’ 401(k) plan includes a company match of employee contributions. At December 31, 2004, this match ranged from 150% to 200% of the employee contribution (up to 3% of compensation) based on length of service and is invested in Regions common stock. Regions’ contribution to the 401(k) plan on behalf of employees totaled $25.7 million, $16.5 million, and $16.0 million in 2004, 2003, and 2002, respectively.

      As part of Regions’ profit sharing plan, eligible employees can elect to have their profit sharing award paid in cash or contributed to their 401(k) plan. The combination of the cash payments and contributions to employee 401(k) plans was equal to approximately 1% of after-tax income in 2004, and 2% in 2003 and 2002.

      Commissions and incentives expense increased to $381.0 million in 2004, compared to $352.1 million in 2003 and $301.3 million in 2002. The increases in commissions and incentives were primarily the result of increased participants in various incentive programs as well as higher commissions paid at Morgan Keegan and EquiFirst, which were related to increased production levels and sales goals. At Morgan Keegan, commissions and incentives are a key component of compensation, which is typical in the brokerage and investment banking industry. In general, incentives continue to be used to reward employees for selling products and services, for productivity improvements and for achievement of corporate financial goals. Regions’ long-term incentive plan provides for the granting of stock options, restricted stock and performance shares (see Note 20 “Stock Option and Long-Term Incentive Plans” to the consolidated financial statements).

      Pension expense totaled $22.5 million in 2004, $19.8 million in 2003 and $7.1 million in 2002. Higher pension costs in 2004 and 2003 are the result of lower asset returns and discount rate assumptions. Pension expense in 2005 is expected to be approximately $19.6 million.

      Payroll taxes increased 37% in 2004, 3% in 2003 and 19% in 2002. Increases in the number of associates combined with the increase in the Social Security tax base and increased salary levels were the primary reasons for increased payroll taxes.

      Group insurance expense increased 56% in 2004, 12% in 2003 and 1% in 2002. The increases were the result of increased levels of covered employees and higher claims cost. Excluding the impact of the merger with Union Planters, group insurance expense would have increased 11%.

Net Occupancy Expense

      Net occupancy expense includes rents, depreciation and amortization, utilities, maintenance, insurance, taxes and other expenses of premises occupied by Regions and its affiliates. Regions’ affiliates operate offices primarily in Alabama, Arkansas, Florida, Georgia, Illinois, Indiana, Iowa, Kentucky, Louisiana, Missouri, Mississippi, North Carolina, South Carolina, Tennessee, and Texas.

      Net occupancy expense increased 51% in 2004, 8% in 2003 and 13% in 2002 due to acquisitions, new and acquired branch offices, rising price levels, and increased business activity.

Furniture and Equipment Expense

      Furniture and equipment expense increased 25% in 2004 due to acquisitions, rising price levels and expenses related to equipment for new branch offices. Furniture and equipment expense decreased 10% in 2003 due primarily to lower expenses related to computer equipment. In 2002, furniture and equipment expense increased 4%. These increases resulted from expenses related to equipment for new branch offices, and increased depreciation and service contract expenses associated with other new back office and branch equipment.

Other Expenses

      The significant components of other expense include legal and other professional fees, other non-credit losses, amortization and impairment of mortgage servicing rights, amortization of identifiable intangibles and computer and other outside services. Increases in this category of expense generally resulted from acquisitions, expanded programs, increased business activity and rising price levels. Other expenses included $98.6 million in 2004, $19.6 million in 2003 and $41.9 million in 2002 of costs related to the merger and other charges, previously discussed. Please refer to Note 16 “Other Income and Expense” to the consolidated financial statements for an analysis of the significant components of other expense.

      Legal and other professional fees increased significantly in 2004 as compared to 2003 and 2002 due to costs incurred related to the merger and integration with Union Planters. These costs include fees paid to attorneys, accountants and other professionals involved in the Union Planters transaction as well as costs incurred in the ordinary course of business.

      Other non-credit losses primarily include charges for items unrelated to the extension of credit such as fraud losses, litigation losses, write-downs of other real estate, insurance claims and miscellaneous losses. Other non-credit losses increased in 2004 due to higher losses related to litigation, fraud and other expenses related to increased business activity added by the Union Planters merger. Other non-credit losses decreased in 2003 from levels in 2002. The 2003 decrease was primarily related to lower losses related to litigation.

      Amortization of mortgage servicing rights increased in 2004 and 2003. Accelerated amortization expense, due to the low interest rate environment and increased prepayments of the underlying mortgages, combined with the addition of servicing rights added by the Union Planters merger, resulted in additional amortization expense in 2004 and 2003.

      Amortization of identifiable intangible assets increased significantly in 2004. The increase related to amortization of intangible assets (primarily core deposit intangibles) recorded in connection with the Union Planters merger.

      In addition, Regions incurred in 2004, a $39.6 million charge on the early extinguishment of $1.1 billion of long-term Federal Home Loan Bank advances, as well as $22.0 million of mortgage servicing rights impairment.

      In the second quarter of 2003 Regions incurred charges of $19.0 million related to the impairment of mortgage servicing rights. In the third quarter of 2003, $20.0 million of impairment recapture on mortgage servicing rights was recorded as a result of changes in interest rates and a slowdown in prepayment speeds.

      Also in 2003, in connection with the prepayment of $650 million of Federal Home Loan Bank advances ($350 million classified as short-term and $300 million classified as long-term), Regions incurred a $20.6 million loss on early extinguishment of debt.

      In 2002, Regions incurred charges totaling $36.7 million related to the impairment of mortgage servicing rights due primarily to the historically low interest rate environment, as well as a $5.2 million charge related to the prepayment of $250 million of Federal Home Loan Bank advances.

Applicable Income Tax

      Regions’ provision for income taxes increased 35% in 2004 and 4% in 2003. These increases were caused primarily by a 29% increase in income before taxes in 2004 and a 5% increase in 2003. Regions’ effective income tax rates were 29.9% for 2004, 28.5% for 2003 and 28.7% for 2002. The effective tax rate increased in 2004 compared to 2003 primarily due to higher levels of income before taxes resulting from the merger with Union Planters and an increase in state taxes, partially offset by a higher level of tax credits realized.

      From time to time Regions engages in business plans that may also have an effect on its tax liabilities. While Regions has obtained the opinion of advisors that the tax aspects of these plans should prevail, examination of Regions’ income tax returns or changes in tax law may impact the tax benefits of these plans.

      Periodically, Regions invests in pass-through investment vehicles that generate tax credits, principally low-income housing and non-conventional fuel source credits, which directly reduce Regions’ federal income tax liability. Congress has legislated these tax credit programs to encourage capital inflows to these investment vehicles. The amount of tax benefit recognized from these tax credits was $35.4 million in 2004 and $25.8 million in 2003.

      During the fourth quarter of 2000, Regions recapitalized a mortgage-related subsidiary by raising Tier 2 capital, which resulted in a reduction in taxable income of that subsidiary attributable to Regions. The reduction in the taxable income of this subsidiary attributable to Regions is expected to result in a lower effective tax rate applicable to the consolidated taxable income before taxes of Regions for future periods. The impact on Regions’ effective tax rate applicable to consolidated income before taxes of the reduction in the subsidiary’s taxable income attributable to Regions will, however, depend on a number of factors, including, but not limited to: the amount of assets in the subsidiary, the yield of the assets in the subsidiary, the cost of funding the subsidiary, possible loan losses in the subsidiary, the level of expenses of the subsidiary, the level of income attributable to obligations of states and political subdivisions, and various other factors. The amount of federal and state tax benefits recognized related to the recapitalized subsidiary was $42.9 million in 2004 ($33.6 million federal) and $43.7 million in 2003 ($34.5 million federal).

      Regions has segregated a portion of its investment securities and intellectual property into separate legal entities in order to, among other business purposes, protect such intangible assets from inappropriate claims of Regions’ creditors, and to maximize the return on such assets by the professional and focused management thereof. Regions has recognized state tax benefits related to these legal entities of $17.4 million in 2004 and $13.8 million in 2003.

      Regions’ federal and state income tax returns for the years 1998 through 2003 are open for review and examination by governmental authorities. In the normal course of these examinations, Regions is subject to challenges from governmental authorities regarding amounts of taxes due. Regions has received notices of proposed adjustments relating to taxes due for the years 1999 through 2001, which include proposed adjustments relating to an increase in taxable income of the mortgage-related subsidiary discussed above. Regions believes adequate provision for income taxes has been recorded for all years open for review and intends to vigorously contest the proposed adjustments. To the extent that final resolution of the proposed adjustments results in significantly different conclusions from Regions’ current assessment of the proposed adjustments, Regions’ effective tax rate in any given financial reporting period may be materially different from its current effective tax rate.

      Management’s determination of the realization of the deferred tax asset is based upon management’s judgment of various future events and uncertainties, including the timing, nature and amount of future income earned by certain subsidiaries and the implementation of various plans to maximize realization of the deferred tax asset. Management believes that the subsidiaries will generate sufficient operating earnings to realize the deferred tax benefits. However, management does not believe that it is more likely than not to realize all of its capital loss carryforwards nor all of its state net operating loss carryforwards. Accordingly, it has established valuation allowances of $63.8 million and $7.6 million, respectively, against such benefits.

      Note 17 “Income Taxes” to the consolidated financial statements provides additional information about the provision for income taxes.

Effects Of Inflation

      The majority of assets and liabilities of a financial institution are monetary in nature; therefore, a financial institution differs greatly from most commercial and industrial companies, which have significant investments in fixed assets or inventories. However, inflation does have an important impact on the growth of total assets in the banking industry and the resulting need to increase equity capital at higher than normal rates in order to maintain an appropriate equity-to-assets ratio. Inflation also affects other expenses that tend to rise during periods of general inflation.

      Management believes the most significant impact of inflation on financial results is Regions’ ability to react to changes in interest rates. As discussed previously, management is attempting to maintain an essentially balanced position between rate-sensitive assets and liabilities in order to protect net interest income from being affected by wide interest rate fluctuations.

Item 7A.	Qualitative and Quantitative Disclosures about Market Risk

      Reference is made to pages 47 through 50 “Market Risk” included in Management’s Discussion and Analysis under Item 7 of this Annual Report on Form  10-K.

Item 8.	Financial Statements and Supplementary Data

      The consolidated financial statements and report of the independent registered public accounting firm of Regions Financial Corporation and subsidiaries are set forth in the pages listed below.

      Schedules to the consolidated financial statements required by Article 9 of Regulation S-X are not required under the related instructions or are inapplicable, and therefore have been omitted.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of Regions Financial Corporation

      We have audited the accompanying consolidated statements of financial condition of Regions Financial Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, cash flows, and changes in stockholders’ equity for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Regions Financial Corporation and subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Regions Financial Corporation’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

March 10, 2005

REGIONS FINANCIAL CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

	December 31,

	2004		2003

	(in thousands,
	except share amounts)
Assets
Cash and due from banks	$1,853,399		$1,255,853
Interest-bearing deposits in other banks	115,018		96,537
Securities held to maturity (aggregate estimated market value of $30,374 in 2004 and $31,282 in 2003)	31,152		30,943
Securities available for sale	12,585,437		9,056,861
Trading account assets	928,676		816,074
Loans held for sale	1,783,331		1,241,852
Federal funds sold and securities purchased under agreements to resell	717,563		577,989
Margin receivables	477,813		503,575
Loans	57,735,564		32,414,848
Unearned income	(208,610)		(230,525)

Loans, net of unearned income	57,526,954		32,184,323
Allowance for loan losses	(754,721)		(454,057)

Net loans	56,772,233		31,730,266
Premises and equipment	1,089,094		629,638
Interest receivable	345,563		194,501
Due from customers on acceptances	31,982		61,053
Excess purchase price	4,992,563		1,083,416
Mortgage servicing rights	396,553		126,846
Other identifiable intangible assets	356,880		4,068
Other assets	1,629,181		1,188,524

	$84,106,438		$48,597,996

Liabilities and Stockholders’ Equity
Deposits:
Non-interest-bearing	$11,424,137		$5,717,747
Interest-bearing	47,242,886		27,014,788

Total deposits	58,667,023		32,732,535
Borrowed funds:
Short-term borrowings:
Federal funds purchased and securities sold under agreements to repurchase	4,679,926		3,031,706
Commercial paper	-0	-	5,500
Other short-term borrowings	1,315,685		1,389,832

Total short-term borrowings	5,995,611		4,427,038
Long-term borrowings	7,239,585		5,711,752

Total borrowed funds	13,235,196		10,138,790
Bank acceptances outstanding	31,982		61,053
Other liabilities	1,422,780		1,213,503

Total liabilities	73,356,981		44,145,881
Stockholders’ equity:
Preferred stock, par value $1.00 a share:
Authorized 5,000,000 shares	-0	-	-0	-
Common stock, par value $.01 a share in 2004 and $.625 a share in 2003:
Authorized 1,500,000,000 shares in 2004 and 500,000,000 shares in 2003
Issued including treasury stock 467,084,489 shares in 2004 and 223,356,484 shares in 2003	4,671		139,598
Surplus	7,126,408		983,669
Undivided profits	3,662,971		3,329,023
Treasury stock, at cost — 843,000 shares in 2004 and 1,389,000 shares in 2003	(29,395)		(49,944)
Unearned restricted stock	(65,451)		(13,771)
Accumulated other comprehensive income	50,253		63,540

Total stockholders’ equity	10,749,457		4,452,115

	$84,106,438		$48,597,996

(     ) Indicates deduction

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,

	2004	2003	2002

	(in thousands, except per share amounts)
Interest income:
Interest and fees on loans	$2,318,684	$1,702,299	$1,986,203
Interest on securities:
Taxable interest income	434,009	348,765	400,705
Tax-exempt interest income	25,319	24,355	29,967

Total interest on securities	459,328	373,120	430,672
Interest on loans held for sale	118,038	95,680	66,613
Interest on margin receivables	19,234	15,921	19,279
Income on federal funds sold and securities purchased under agreements to resell	7,701	5,828	8,377
Interest on time deposits in other banks	797	189	488
Interest on trading account assets	31,903	26,093	25,357

Total interest income	2,955,685	2,219,130	2,536,989
Interest expense:
Interest on deposits	496,627	430,353	652,765
Interest on short-term borrowings	108,000	101,075	128,256
Interest on long-term borrowings	238,024	213,104	258,380

Total interest expense	842,651	744,532	1,039,401

Net interest income	2,113,034	1,474,598	1,497,588
Provision for loan losses	128,500	121,500	127,500

Net interest income after provision for loan losses	1,984,534	1,353,098	1,370,088
Non-interest income:
Brokerage and investment banking	535,300	552,729	499,685
Trust department income	102,569	69,921	62,197
Service charges on deposit accounts	418,142	288,613	277,807
Mortgage servicing and origination fees	128,845	97,383	90,000
Securities gains	63,086	25,658	51,654
Other	406,412	318,009	241,944

Total non-interest income	1,654,354	1,352,313	1,223,287
Non-interest expense:
Salaries and employee benefits	1,425,075	1,095,781	1,005,099
Net occupancy expense	160,060	105,847	97,924
Furniture and equipment expense	101,977	81,347	90,818
Other	776,194	510,864	530,294

Total non-interest expense	2,463,306	1,793,839	1,724,135

Income before income taxes	1,175,582	911,572	869,240
Applicable income taxes	351,817	259,731	249,338

Net income	$823,765	$651,841	$619,902

Net income available to common shareholders	$817,745	$651,841	$614,458

Average number of shares outstanding	368,656	274,212	276,936
Average number of shares outstanding, diluted	373,732	277,930	281,043
Per share:
Net income	$2.22	$2.38	$2.22
Net income, diluted	2.19	2.35	2.19
Cash dividends declared	1.33	1.00	0.94

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31,

2004	2003	2002

(in thousands)
Operating activities:
Net income	$823,765	$651,841	$619,902
Adjustments to reconcile net cash provided by operating activities:
Gain on securitization of auto loans	-0	-	(3,255)	(7,489)
Loss on early extinguishment of debt	39,620	20,580	5,187
Depreciation and amortization of premises and equipment	82,414	66,080	73,095
Provision for loan losses	128,500	121,500	127,500
Net amortization of securities	24,673	30,656	27,262
Amortization of loans and other assets	139,084	83,639	65,412
Provision (recapture) for impairment of mortgage servicing rights	22,000	(1,000)	36,725
Accretion of deposits and borrowings	655	953	953
Provision for losses on other real estate	2,353	3,600	4,033
Deferred income taxes	41,889	16,018	29,002
Loss (gain) on sale of premises and equipment	283	(2,226)	(261)
Realized security gains	(63,086)	(25,658)	(51,654)
Decrease (increase) in trading account assets	252,772	(30,082)	(44,096)
Decrease (increase) in loans held for sale(1)	299,821	(1,007,584)	(300,099)
Proceeds from securitization of auto loans	-0	-	1,186,675	799,932
Decrease (increase) in margin receivable	25,762	(71,238)	91,604
Decrease in interest receivable	4,211	47,587	8,205
(Increase) decrease in other assets	(119,458)	52,448	(672,811)
(Decrease) increase in other liabilities	(636,166)	(42,600)	320,583
Other	3,206	7,530	9,712

Net cash provided by operating activities	1,072,298	1,105,464	1,142,697
Investing activities:
Net increase in loans(1)	(2,771,020)	(1,298,718)	(1,156,109)
Proceeds from sale of securities available for sale	3,574,799	342,384	858,499
Proceeds from maturity of securities held to maturity	1,544	2,427	1,530
Proceeds from maturity of securities available for sale	3,263,805	4,852,168	3,597,798
Purchase of securities held to maturity	(2,325)	(251)	(1,152)
Purchase of securities available for sale	(4,967,143)	(5,377,566)	(5,382,456)
Net decrease in interest-bearing deposits in other banks	111,845	207,025	368,380
Proceeds from sale of premises and equipment	22,425	16,066	4,551
Purchase of premises and equipment	(131,466)	(70,119)	(66,140)
Net decrease (increase) in customers’ acceptance liability	29,071	(733)	3,534
Acquisitions, net of cash acquired	915,369	170,006	61,225

Net cash provided (used) by investing activities	46,904	(1,157,311)	(1,710,340)
Financing activities:
Net increase (decrease) in deposits	3,030,569	(379,900)	1,123,966
Net (decrease) increase in short-term borrowings	(1,653,405)	341,581	(17,203)
Proceeds from long-term borrowings	1,534,987	1,224,881	866,812
Payments on long-term borrowings	(2,718,840)	(928,803)	(233,564)
Net (decrease) increase in bank acceptance liability	(29,071)	733	(3,534)
Cash dividends	(489,817)	(275,475)	(259,207)
Purchase of treasury stock	(187,434)	(49,944)	(358,199)
Proceeds from exercise of stock options	130,929	40,292	28,755

Net cash (used) provided by financing activities	(382,082)	(26,635)	1,147,826

Increase (decrease) in cash and cash equivalents	737,120	(78,482)	580,183
Cash and cash equivalents at beginning of year	1,833,842	1,912,324	1,332,141

Cash and cash equivalents at end of year	$2,570,962	$1,833,842	$1,912,324

(1)	In 2004 excludes effect of $430 million non-cash reclassification of loans held for sale to loan portfolio. In 2002 excludes effect of $1.1 billion non-cash reclassification of indirect consumer auto loans to loans held for sale.

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

				Accumulated
				Other	Treasury		Unearned
	Common		Undivided	Comprehensive	Stock, At		Restricted
	Stock	Surplus	Profits	Income (Loss)	Cost		Stock	Total

	(in thousands, except per share amounts)
Balance at December 31, 2001	$143,801	$1,252,809	$2,591,962	$58,427	$-0	-	$(11,234)	$4,035,765
Comprehensive income:
Net income			619,902					619,902
Unrealized gains on available for sale securities, net of tax and reclassification adjustment				102,329				102,329
Other comprehensive gain from derivatives, net of tax and reclassification adjustment				3,335				3,335

Comprehensive income			619,902	105,664				725,566
Cash dividends declared:
Regions-$0.94 per share			(259,207)					(259,207)
Purchase of treasury stock					(358,199)			(358,199)
Retirement of treasury stock	(6,609)	(351,590)			358,199			-0	-
Settlement of stock repurchase program		(1,100)						(1,100)
Stock issued to employees under incentive plan, net	188	9,040					(11,124)	(1,896)
Stock options exercised	956	27,799						28,755
Amortization of unearned restricted stock							8,738	8,738

Balance at December 31, 2002	$138,336	$936,958	$2,952,657	$164,091	$-0	-	$(13,620)	$4,178,422
Comprehensive income:
Net income			651,841					651,841
Unrealized losses on available for sale securities, net of tax and reclassification adjustment				(101,697)				(101,697)
Other comprehensive gain from derivatives, net of tax and reclassification adjustment				1,146				1,146

Comprehensive income			651,841	(100,551)				551,290
Cash dividends declared:
Regions-$1.00 per share			(275,475)					(275,475)
Purchase of treasury stock					(49,944)			(49,944)
Stock issued to employees under incentive plan, net	147	7,534					(10,482)	(2,801)
Stock options exercised	1,115	39,177						40,292
Amortization of unearned restricted stock							10,331	10,331

Balance at December 31, 2003	$139,598	$983,669	$3,329,023	$63,540	$(49,944)		$(13,771)	$4,452,115
Comprehensive income:
Net income			823,765					823,765
Unrealized losses on available for sale securities, net of tax and reclassification adjustment				(15,752)				(15,752)
Other comprehensive gain from derivatives, net of tax and reclassification adjustment				2,465				2,465

Comprehensive income			823,765	(13,287)				810,478
Cash dividends declared:
Regions-$1.33 per share			(489,817)					(489,817)
Purchase of treasury stock					(186,276)			(186,276)
Treasury stock retired and reissued	(3,464)	(203,361)			206,825			-0	-
Reclassification for exchange of 1.2346 shares of $.01 par value common stock for 1 share of $.625 par value common stock in connection with merger	(134,765)	134,765						-0	-
Common stock transactions:
Stock issued for acquisitions	1,903	6,028,077						6,029,980
Stock issued to employees under incentive plan, net	482	54,404					(64,613)	(9,727)
Stock options exercised	917	130,012						130,929
Settlement of accelerated stock repurchase agreement		(1,158)						(1,158)
Amortization of unearned restricted stock							12,933	12,933

Balance at December 31, 2004	$4,671	$7,126,408	$3,662,971	$50,253	$(29,395)		$(65,451)	$10,749,457

Disclosure of 2004 Reclassification Amount:
Unrealized holding gains, net of $(12,187) in income taxes, on available for sale securities arising during the period				$25,254
Less: Reclassification adjustment, net of ($22,080) in income taxes, for net gains realized in net income				41,006
Unrealized holding gain on derivatives, net of ($1,834) in income taxes				3,111
Less: Reclassification adjustment, net of ($348) in income taxes, for amortization of cash flow hedges				646

Comprehensive income, net of $8,407 in income taxes				$(13,287)

( )	Indicates deduction.

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Summary of Significant Accounting Policies

      The accounting and reporting policies of Regions Financial Corporation (“Regions” or “the Company”), conform with accounting principles generally accepted in the United States and with general financial services industry practices. Regions provides a full range of banking and bank-related services to individual and corporate customers through its subsidiaries and branch offices located primarily in Alabama, Arkansas, Florida, Georgia, Illinois, Indiana, Iowa, Kentucky, Louisiana, Mississippi, Missouri, North Carolina, South Carolina, Tennessee and Texas. The Company is subject to intense competition from other financial institutions and is also subject to the regulations of certain government agencies and undergoes periodic examinations by those regulatory authorities.

Basis of Presentation and Principles of Consolidation

      The consolidated financial statements include the accounts of Regions and its subsidiaries. Significant intercompany balances and transactions have been eliminated. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the statement of condition dates and revenues and expenses for the periods shown. Actual results could differ from the estimates and assumptions used in the consolidated financial statements including, but not limited to, the estimates and assumptions related to allowance for loan losses, intangibles and income taxes.

      Certain amounts in prior-year financial statements have been reclassified to conform to the current year presentation.

Securities

      The Company’s policies for investments in debt and equity securities are as follows. Management determines the appropriate classification of debt and equity securities at the time of purchase and periodically re-evaluates such designations.

      Debt securities are classified as securities held to maturity when the Company has the positive intent and ability to hold the securities to maturity. Securities held to maturity are stated at amortized cost.

      Debt securities not classified as securities held to maturity or trading account assets, and marketable equity securities not classified as trading account assets, are classified as securities available for sale. Securities available for sale are stated at estimated fair value, with unrealized gains and losses, net of taxes, reported as a component of other comprehensive income. Declines in fair value that are deemed other-than-temporary, if any, are reported in other non-interest expense.

      The amortized cost of debt securities classified as securities held to maturity or securities available for sale is adjusted for amortization of premiums and accretion of discounts to maturity, or in the case of mortgage-backed securities, over the estimated life of the security, using the effective yield method. Such amortization or accretion is included in interest on securities. Realized gains and losses are included in securities gains (losses). The cost of the securities sold is based on the specific identification method.

Trading Account Assets

      Trading account assets, which are held for the purpose of selling at a profit, consist of debt and marketable equity securities and are carried at estimated market value. Gains and losses, both realized and unrealized, are included in brokerage income. Trading account net gains totaled $9.5 million, $16.0 million and $19.6 million in 2004, 2003, and 2002, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Loans Held for Sale

      Loans held for sale include both single-family real estate mortgage loans as well as factored accounts receivable and asset backed loans.

      Mortgage loans held for sale have been designated as one of the hedged items in a fair value hedging relationship under Statement 133. Therefore, to the extent changes in fair value are attributable to the interest rate risk being hedged, the change in fair value is recognized in income as an adjustment to the carrying amount of mortgage loans held for sale. Otherwise, mortgage loans held for sale are accounted for under the lower of aggregate cost or market method. The fair values are based on quoted market prices of similar instruments, adjusted for differences in loan characteristics. Gains and losses on mortgages held for sale are included in other non-interest income.

      Other loans in this category are accounted for under the lower of cost or market method. Fair values are based on cash flow models. In 2004, Regions reclassified $430 million of indirect consumer auto loans to the loan portfolio, as Regions no longer originates or securitizes these types of loans.

Securities Purchased Under Agreements to Resell and Securities Sold Under Agreements to Repurchase

      Securities purchased under agreements to resell and securities sold under agreements to repurchase are generally treated as collateralized financing transactions and are recorded at market value plus accrued interest. It is Regions’ policy to take possession of securities purchased under resell agreements.

Loans and Allowance for Loan Losses

      Interest on loans is accrued based upon the principal amount outstanding.

      Through provisions charged directly to operating expense, Regions has established an allowance for loan losses. This allowance is reduced by actual loan losses and increased by subsequent recoveries, if any. It is Regions’ policy that when a loss is identified, it is charged against the allowance for loan losses in the current period. The policy regarding recognition of losses requires immediate recognition of a loss if significant doubt exists as to principal repayment.

      The allowance for loan losses is maintained at a level believed adequate by management to absorb probable losses in the loan portfolio. Management’s determination of the adequacy of the allowance is based on an evaluation of the portfolio, historical loan loss experience, current economic conditions, collateral values of properties securing loans, volume, growth, quality and composition of the loan portfolio and other relevant factors. Unfavorable changes in any of these, or other factors, or the availability of new information, could require that the allowance for loan losses be increased in future periods. No portion of the resulting allowance is restricted to any individual loan or group of loans. The entire allowance is available to absorb losses from any and all loans.

      Loans are placed on non-accrual status when collectability is in doubt and the loan is not well secured or in process of collection. On loans which are on non-accrual status (including impaired loans), it is Regions’ policy to reverse interest previously accrued on the loan against interest income. Interest on such loans is thereafter recorded on a “cash basis” and is included in earnings only when actually received in cash and when full payment of principal is no longer doubtful.

      Regions’ determination of its allowance for loan losses is determined in accordance with Statement of Financial Accounting Standards No. 114 (Statement 114) and Statement of Financial Accounting Standards No. 5 (Statement 5). In determining the amount of the allowance for loan losses, management uses information from its ongoing loan review process to stratify the loan portfolio into risk grades. The higher-risk-graded loans in the portfolio are assigned estimated amounts of loss based on several factors, including current and historical loss experience of each higher-risk category, regulatory guidelines for losses in each higher-risk category and management’s judgment of economic conditions and the resulting impact on higher-risk-graded

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

loans. All loans deemed to be impaired, which include non-accrual loans, excluding loans to individuals, with outstanding balances greater than $1 million, are evaluated individually. Impaired loans totaled approximately $94.8 million at December 31, 2004 and $93.6 million at December 31, 2003. Because the vast majority of these loans are dependent upon collateral for repayment, impairment is measured by evaluating collateral value as compared to the current investment in the loan. For all other loans, Regions compares the amount of estimated discounted cash flows to the investment in the loan. In the event a particular loan’s collateral value or discounted cash flows is not sufficient to support the collection of the investment in the loan, the loan is specifically considered in the determination of the allowance for loan losses or a charge is immediately taken against the allowance for loan losses. The allowance related to impaired loans totaled $8.7 million at December 31, 2004.

      In addition to establishing allowance levels for specifically identified higher-risk-graded loans, management determines allowance levels for all other loans in the portfolio for which historical experience indicates that certain losses exist. These loans are categorized by loan type and assigned estimated amounts of loss based on several factors, including current and historical loss experience of each loan type and management’s judgment of economic conditions and the resulting impact on each category of loans. The amount of the allowance related to these loans is combined with the amount of the allowance related to the higher-risk-graded loans to evaluate the overall level of the allowance for loan losses.

Asset Securitizations

      In 2003 and 2002, Regions used the securitization of automobile loans as a source of funding. Automobile loans were transferred into a trust to legally isolate the assets from Regions Bank, a subsidiary of the Company. In accordance with Statement of Financial Accounting Standards No. 140 (Statement 140), securitized loans are removed from the balance sheet and a net gain or loss is recognized in income at the time of initial sale. Net gains or losses resulting from securitizations are recorded in other non-interest income.

      Retained interests in the subordinated tranches and interest-only strips are recorded at fair value and included in the available for sale securities portfolio. Subsequent adjustments to the fair value are recorded through other comprehensive income. The Company used assumptions and estimates in determining the fair value allocated to the retained interests at the time of sale in accordance with Statement 140. These assumptions and estimates include projections concerning rates charged to customers, the expected life of the receivables, loan losses, prepayment rates, the cost of funds, and discount rates associated with the risks involved. Adverse changes related to any of the assumptions used in determining fair value could result in a reduced yield on the security over future periods, or, in some cases, a write-down of the security carrying amount in the period of a decline in value.

      Management reviews the historical performance of the retained interest and the assumptions used to project future cash flows on a quarterly basis. Upon review, assumptions may be revised and the present value of future cash flows recalculated.

Margin Receivables

      Margin receivables, which represent funds advanced to brokerage customers for the purchase of securities, are carried at cost and secured by certain marketable securities in the customer’s brokerage account.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Premises and Equipment

      Premises and equipment and leasehold improvements are stated at cost, less accumulated depreciation and amortization. The provision for depreciation is computed using the straight-line and declining-balance methods over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the improvements (or the terms of the leases if shorter).

Estimated useful lives generally are as follows:
Premises and leasehold improvements	10-40 years
Furniture and equipment	3-12 years

Intangible Assets

      Intangible assets consist of (1) the excess of cost over the fair value of net assets of acquired businesses (excess purchase price), (2) amounts recorded related to the value of acquired indeterminate-maturity deposits (core deposit intangible assets), (3) amounts capitalized for the right to service mortgage loans, (4) amounts capitalized related to the value of acquired customer relationships and (5) amounts recorded related to employment agreements with certain individuals of acquired entities.

      The excess of cost over the fair value of net assets of acquired businesses totaled $5.0 billion (net of accumulated amortization of $197.8 million) at December 31, 2004, and $1.1 billion (net of accumulated amortization of $197.8 million) at December 31, 2003. Upon the adoption of Statement of Financial Accounting Standards No. 142 in 2002, the Company no longer amortizes excess purchase price. The Company’s excess purchase price is tested for impairment on an annual basis, or more often if events or circumstances indicate that there may be impairment. Adverse changes in the economic environment, operations of the business unit, or other factors could result in a decline in the implied fair value. If the implied fair value is less than the carrying amount, a loss would be recognized to reduce the carrying amount to implied fair value.

      Core deposit intangible assets totaled $347.4 million and $4.1 million at December 31, 2004 and 2003, respectively. In 2004, 2003 and 2002, Regions’ amortization of core deposit intangible assets was $26.4 million, $1.3 million and $1.4 million, respectively. Regions’ core deposit intangible assets are being amortized on an accelerated basis over a six year average period. The aggregate amount of amortization expense is estimated to be $44.4 million in 2005, $38.7 million in 2006, $33.9 million in 2007, $29.8 million in 2008, and $28.3 million in 2009. Other identifiable intangible assets are reviewed annually for events or circumstances which could impact the recoverability of the intangible asset. To the extent an other identifiable intangible asset is deemed unrecoverable, an impairment loss is recorded to reduce the carrying amount to the fair value.

      Amounts capitalized for the right to service mortgage loans, which totaled $396.6 million at December 31, 2004, and $126.8 million at December 31, 2003, are being amortized over the estimated remaining servicing life of the loans, considering appropriate prepayment assumptions. Mortgage servicing rights are accounted for under the lower of cost or market method. The estimated fair values of capitalized mortgage servicing rights were $396.6 million and $126.8 million at December 31, 2004 and 2003, respectively. The fair value of mortgage servicing rights is calculated by discounting estimated future cash flows from the servicing assets, using market discount rates, and using expected future prepayment rates. In 2004, 2003 and 2002, Regions capitalized $70.7 million, $60.9 million and $41.0 million in mortgage servicing rights, respectively. In 2004, 2003 and 2002, Regions’ amortization of mortgage servicing rights was $62.8 million, $42.1 million and $33.9 million, respectively. In addition, during 2004, Regions added $352.6 million in mortgage serving rights from the Union Planters transaction and sold $68.8 million in servicing rights. Mortgage servicing assets are evaluated periodically for impairment. For purposes of evaluating impairment, the Company stratifies its mortgage servicing portfolio on the basis of certain risk characteristics including loan type and note rate. Changes in interest rates, prepayment speeds, or other factors, could result in impairment of the servicing asset and a charge against earnings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A summary of mortgage servicing rights is presented as follows:

	2004	2003

	(in thousands)
Balance at beginning of year	$166,346	$147,487
Amounts capitalized	70,745	60,918
Amounts added in Union Planters transaction	352,574	-0	-
Sale of servicing assets	(68,795)	-0	-
Amortization	(62,817)	(42,059)

	458,053	$166,346
Valuation allowance	(61,500)	(39,500)

Balance at end of year	$396,553	$126,846

      The changes in the valuation allowance for servicing assets for the years ended December 31, 2004 and 2003 were as follows:

	2004	2003

	(in thousands)
Balance at beginning of the year	$39,500	$40,500
Provisions for (recapture of) impairment valuation	22,000	(1,000)

Balance at end of the year	$61,500	$39,500

      Data and assumptions used in the fair value calculation for the years ended December 31, 2004 and 2003 are as follows:

	2004	2003

Weighted average prepayment speeds	325	386
Weighted average coupon interest rate	6.09%	6.24%
Weighted average remaining maturity (months)	279	285
Weighted average service fee (basis points)	33.22	32.93

      In May 2004, as part of the acquisition of Evergreen Timber Investment Management, Regions recorded intangible assets related to existing customer relationships and employment agreements with certain individuals in the amounts of $8.6 million and $1.5 million, respectively. In 2004, amortization of customer relationships was $430,000 and amortization of employment agreements was $182,500. These assets are being amortized on a straight line basis over a five year and two year average period, respectively.

Derivative Financial Instruments and Hedging Activities

      The Company enters into derivative financial instruments to manage interest rate risk, facilitate asset/liability management strategies, and manage other exposures. All derivative financial instruments are recognized on the statement of condition as assets or liabilities at fair value as required by Statement 133. It is Regions’ policy to enter into master netting agreements with counterparties and to require collateral based on counterparty credit ratings to cover exposures.

      Derivative financial instruments that qualify under Statement 133 in a hedging relationship are designated, based on the exposure being hedged, as either fair value or cash flow hedges. Fair value hedge relationships mitigate exposure to the change in fair value of an asset, liability or firm commitment. Under the fair value hedging model, gains or losses attributable to the change in fair value of the derivative instrument, as well as the gains and losses attributable to the change in fair value of the hedged item, are recognized in earnings in the period in which the change in fair value occurs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Cash flow hedge relationships mitigate exposure to the variability of future cash flows or other forecasted transactions. Under the cash flow hedging model, the effective portion of the gain or loss related to the derivative instrument is recognized as a component of other comprehensive income. The ineffective portion of the gain or loss related to the derivative instrument, if any, is recognized in earnings during the period of change. Amounts recorded in other comprehensive income are amortized to earnings in the period or periods during which the hedged item impacts earnings. For derivative financial instruments not designated as fair value or cash flow hedges, gains and losses related to the change in fair value are recognized in earnings during the period of change in fair value.

      The Company formally documents all hedging relationships between hedging instruments and the hedged item, as well as its risk management objective and strategy for entering into various hedge transactions. The Company performs periodic assessments, using the regression method, to determine whether the hedging relationship has been highly effective in offsetting changes in fair values or cash flows of hedged items and whether they are expected to continue to be highly effective in the future.

Profit-Sharing, 401(k) and Pension Plans

      Regions has profit-sharing and 401(k) plans covering eligible employees. Regions’ pension plan covers substantially all employees employed prior to January 1, 2001. Annual contributions to the profit-sharing plans are determined at the discretion of the Board of Directors. Regions’ contributions to the 401(k) plan for 2004 were determined using a multiple of the employee’s contribution to the plan (up to 3% of total compensation), based on the employee’s length of service. The 401(k) match is invested in Regions’ common stock. Pension expense is computed using the projected unit credit (service prorate) actuarial cost method and the pension plan is funded using the aggregate actuarial cost method. Annual contributions to all the plans do not exceed the maximum amounts allowable for federal income tax purposes.

Income Taxes

      Regions and its subsidiaries file a consolidated federal income tax return. Regions accounts for income taxes using the liability method pursuant to Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Under this method, the Company’s deferred tax assets and liabilities were determined by applying federal and state tax rates currently in effect to its cumulative temporary book/tax differences. Temporary differences are differences between financial statement carrying amounts and the corresponding tax bases of assets and liabilities. Deferred taxes are provided as a result of such temporary differences.

      From time to time the Company engages in business plans that may also have an effect on its tax liabilities. If the tax effects of a plan are significant, the Company’s practice is to obtain the opinion of advisors that the tax effects of such plans should prevail if challenged.

      Regions has obtained the opinion of advisors that the tax aspects of certain plans should prevail. Examination of Regions’ income tax returns or changes in tax law may impact the tax benefits of these plans. Regions believes adequate provisions for income tax have been recorded for all years open for review.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Per Share Amounts

      Earnings per share computations are based upon the weighted average number of shares outstanding during the periods. Diluted earnings per share computations are based upon the weighted average number of shares outstanding during the period plus the dilutive effect of outstanding stock options and stock performance awards. All prior year per-share amounts have been converted in connection with the Union Planters transaction using a 1.2346 share exchange ratio (see Note 18 “Business Combinations” to the consolidated financial statements for further discussion).

Treasury Stock

      The purchase of the Company’s common stock is recorded at cost. At the date of retirement or subsequent reissuance, the treasury stock account is reduced by the cost of such stock.

Statement of Cash Flows

      Cash equivalents include cash and due from banks and federal funds sold and securities purchased under agreements to resell. Regions paid $760 million in 2004, $756 million 2003 and $1.1 billion in 2002 for interest on deposits and borrowings. Income tax payments totaled $212 million for 2004, $135 million for 2003, and $128 million for 2002. Loans transferred to other real estate totaled $261 million in 2004, $112 million in 2003 and $126 million in 2002. In 2004, Regions reclassified $430 million of indirect consumer auto loans from loans held for sale to the loan portfolio. In June 2004, Regions retired 6.8 million shares of treasury stock, with a cost of $207 million, and in December 2002, Regions retired 13.1 million shares of treasury stock, with a cost of $358 million.

Note 2.	Restrictions on Cash and Due From Banks

      Regions’ banking subsidiaries are required to maintain reserve balances with the Federal Reserve Bank. The average amount of the reserve balances maintained for the years ended December 31, 2004 and 2003, was approximately $152.9 million and $82.9 million, respectively.

Note 3.	Securities

      The amortized cost and estimated fair value of securities held to maturity and securities available for sale at December 31, 2004, are as follows:

December 31, 2004

Gross	Gross	Estimated
Unrealized	Unrealized	Fair
Cost	Gains	Losses	Value

(in thousands)
Securities held to maturity:
U.S. Treasury & Federal agency securities	$31,152	$-0	-	$(778)	$30,374
Securities available for sale:
U.S. Treasury & Federal agency securities	$4,360,283	$37,989	$(22,575)	$4,375,697
Obligations of states and political subdivisions	542,116	27,274	(330)	569,060
Mortgage backed securities	6,946,451	75,577	(41,515)	6,980,513
Other securities	176,187	3,187	-0	-	179,374
Equity securities	480,470	358	(35)	480,793

Total	$12,505,507	$144,385	$(64,455)	$12,585,437

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table presents the age of gross unrealized losses and fair value by investment category for securities available for sale at December 31, 2004:

	December 31, 2004

	Less Than Twelve Months				Twelve Months or More				Total

	Fair		Unrealized		Fair		Unrealized		Fair	Unrealized
	Value		Losses		Value		Losses		Value	Losses

	(in thousands)
U.S. Treasury & Federal agency securities	$2,347,110		$(22,575)		$-0	-	$-0	-	$2,347,110	$(22,575)
Obligations of states and political subdivisions	54,086		(328)		9		(2)		54,095	(330)
Mortgage backed securities	2,386,039		(24,392)		811,179		(17,123)		3,197,218	(41,515)
Other securities	25		-0	-	-0	-	-0	-	25	-0	-
Equity securities	-0	-	-0	-	119		(35)		119	(35)

Total	$4,787,260		$(47,295)		$811,307		$(17,160)		$5,598,567	$(64,455)

      Management does not believe any individual unrealized loss as of December 31, 2004 represents an other-than-temporary impairment. The unrealized losses relate primarily to the impact of changes in interest rates on U.S. Treasury and Federal agency securities and mortgage-backed securities.

      The cost and estimated fair value of securities held to maturity and securities available for sale at December 31, 2004, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2004

		Estimated
		Fair
	Cost	Value

	(in thousands)
Securities held to maturity:
Due in one year or less	$5,024	$4,881
Due after one year through five years	17,438	17,131
Due after five years through ten years	6,557	6,324
Due after ten years	2,133	2,038

Total	$31,152	$30,374

Securities available for sale:
Due in one year or less	$287,279	$287,655
Due after one year through five years	2,780,644	2,773,445
Due after five years through ten years	1,805,241	1,849,189
Due after ten years	205,422	213,842
Mortgage backed securities	6,946,451	6,980,513
Equity securities	480,470	480,793

Total	$12,505,507	$12,585,437

      Proceeds from sales of securities available for sale in 2004 were $3.6 billion. Gross realized gains and losses were $63.6 million and $463,000, respectively. Proceeds from sales of securities available for sale in 2003 were $342 million, with gross realized gains and losses of $25.8 million and $140,000, respectively. Proceeds from sales of securities available for sale in 2002 were $858 million, with gross realized gains and losses of $52.4 million and $805,000, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Net security gains, recognized in income and reclassified out of accumulated other comprehensive income, totaled $41.0 million, $18.3 million and $36.8 million in 2004, 2003 and 2002, respectively.

      The amortized cost and estimated fair value of securities held to maturity and securities available for sale at December 31, 2003, are as follows:

	December 31, 2003

		Gross	Gross		Estimated
		Unrealized	Unrealized		Fair
	Cost	Gains	Losses		Value

	(in thousands)
Securities held to maturity:
U.S. Treasury & Federal agency securities	$30,189	$329	$-0	-	$30,518
Obligations of states and political subdivisions	754	10	-0	-	764

Total	$30,943	$339	$-0	-	$31,282

Securities Available for Sale:
U.S. Treasury & Federal agency securities	$2,552,547	$27,205	$(11,589)		$2,568,163
Obligations of states and political subdivisions	419,736	31,879	(21)		451,594
Mortgage backed securities	5,646,805	78,987	(22,735)		5,703,057
Other securities	99,985	1,840	-0	-	101,825
Equity securities	232,213	123	(114)		232,222

Total	$8,951,286	$140,034	$(34,459)		$9,056,861

      Securities with carrying values of $10.0 billion and $7.5 billion at December 31, 2004, and 2003, respectively, were pledged to secure public funds, trust deposits and certain borrowing arrangements.

Note 4.	Loans

      The loan portfolio at December 31, 2004 and 2003, consisted of the following:

	December 31,

	2004	2003

	(in thousands)
Commercial	$15,179,622	$9,913,843
Real estate — construction	5,488,034	3,495,292
Real estate — mortgage	27,645,299	12,988,013
Consumer	9,422,609	6,017,700

	57,735,564	32,414,848
Unearned income	(208,610)	(230,525)

Total	$57,526,954	$32,184,323

      Directors and executive officers of Regions and its principal subsidiaries, including the directors’ and officers’ families and affiliated companies, are loan and deposit customers and have other transactions with Regions in the ordinary course of business. Total loans to these persons (excluding loans which in the aggregate do not exceed $60,000 to any such person) at December 31, 2004, and 2003, were approximately $115 million and $135 million, respectively. During 2004, $156 million of new loans were made, including $100 million of loans acquired in the transaction with Union Planters, and repayments totaled $176 million. These loans were made in the ordinary course of business and on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other persons and involve no unusual risk of collectibility.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Regions’ recorded recourse liability, which primarily relates to residential mortgage loans, totaled $34.2 million and $925,000 at December 31, 2004 and 2003, respectively.

      The loan portfolio is diversified geographically, primarily within Alabama, Arkansas, Florida, Georgia, Illinois, Indiana, Iowa, Kentucky, Louisiana, Mississippi, Missouri, North Carolina, South Carolina, Tennessee, and Texas.

      The recorded investment in impaired loans was $94.8 million at December 31, 2004, and $93.6 million at December 31, 2003. The average amount of impaired loans during 2004 was $69.9 million. The allowance related to impaired loans totaled $8.7 million at December 31, 2004.

      At December 31, 2004, non-accrual loans totaled $388.4 million compared to $250.3 million at December 31, 2003. Loans contractually past due 90 days or more totaled $74.8 million and $35.2 million at December 31, 2004 and 2003, respectively.

      The amount of interest income recognized in 2004 on the $388.4 million of non-accruing loans outstanding at year-end was approximately $11.4 million. If these loans had been current in accordance with their original terms, approximately $27.2 million would have been recognized on these loans in 2004.

Note 5.	Allowance For Loan Losses

      An analysis of the allowance for loan losses follows:

	2004	2003		2002

	(in thousands)
Balance at beginning of year	$454,057	$437,164		$419,167
Allowance of purchased institutions at acquisition date	303,144	-0	-	2,328
Provision charged to operating expense	128,500	121,500		127,500
Loan losses:
Charge-offs	(188,372)	(144,869)		(156,303)
Recoveries	57,392	40,262		44,472

Net loan losses	(130,980)	(104,607)		(111,831)

Balance at end of year	$754,721	$454,057		$437,164

Note 6.     Asset Securitizations

      During 2003 and 2002, Regions securitized and sold approximately $1.2 billion and $800 million, respectively, of indirect consumer auto loans. The sale of these loans resulted in net gains recorded in other non-interest income of $3.3 million in 2003 and $7.5 million in 2002. Regions retained interest-only strips with initial carrying values of $45.0 million for securitizations during 2003 and $35.1 million for the securitization during 2002. The interest-only strips are classified as available for sale securities. No loans were securitized or sold in 2004. Additionally, in 2004, Regions reclassified $430 million of indirect consumer auto loans from loans held for sale to consumer loans as Regions no longer securitizes these types of loans.

      During 2004, in connection with the acquisition of Union Planters, Regions acquired approximately $102 million of retained interest-only strips related to mortgage loan securitizations. Currently, it is not Regions’ practice to securitize mortgage loans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes certain cash flows received from securitization trusts in 2004, 2003 and 2002, related to prior sales, and the key economic assumptions used in measuring the interest-only strips as of the dates of such sales:

	2004		2003	2002

	(dollar amounts in millions)
Cash flow information:
Proceeds from securitizations	$-0	-	$1,186.7	$799.9
Servicing fees received	12.4		10.1	-0	-
Other cash flows received	28.5		26.3	-0	-
Key assumptions:
Weighted average life (months)	N/A		21-26	20
Monthly principal prepayment rate	N/A		1.50%	1.50%
Expected cumulative loan losses	N/A		1.31-1.43%	1.30%
Annual discount rate	N/A		12.00%	12.00%

      The following table outlines the key economic assumptions used in the valuation of all retained interest-only strips at December 31, 2004 and the sensitivity of the fair values to immediate 10% and 20% adverse changes in the current assumptions:

	Indirect Auto Loans	Mortgage Loans

	(dollar amounts in millions)
Valuation assumptions:
Weighted average life (months)	15	53
Monthly principal prepayment rate	1.50%	2.26%
Expected cumulative loan losses	1.30-1.43%	0.75%
Annual discount rate	12.00%	9.50%
Retained interest sensitivity:
Fair value of interest-only strips	$35.4	$97.7
Monthly principal prepayment rate:
Impact of 10% adverse change	$(1.3)	$(1.2)
Impact of 20% adverse change	(2.5)	(2.7)
Expected remaining loan losses
Impact of 10% adverse change	$(1.8)	$(0.4)
Impact of 20% adverse change	(3.3)	(0.7)
Annual discount rate
Impact of 10% adverse change	$(0.5)	$(1.0)
Impact of 20% adverse change	(0.9)	(2.0)

      The sensitivities in the preceding table are hypothetical and changes in fair value of the interest-only strips are calculated based on variation of a particular assumption without affecting any other assumption.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A summary of managed indirect consumer auto loans, which represent both owned and securitized loans, along with information about delinquencies and net credit losses follows:

				Year Ended
	As of December 31, 2004			December 31, 2004

			Loans Past
	Principal		Due 30 Days	Net Credit
	Balance		Or More	Losses

	(in millions)
Total auto loans managed or securitized	$1,505.7		$35.4	$13.9
Less:
Loans securitized	849.7
Loans held for securitization	-0	-

Loans held in portfolio	$656.0

Note 7.     Premises and Equipment

      A summary of premises and equipment follows:

	December 31,

	2004	2003

	(in thousands)
Land	$254,826	$137,150
Premises	875,134	640,673
Furniture and equipment	616,305	486,811
Leasehold improvements	74,039	50,356

	1,820,304	1,314,990
Allowances for depreciation and amortization	(731,210)	(685,352)

Total	$1,089,094	$629,638

      Net occupancy expense is summarized as follows:

	Year Ended December 31,

	2004	2003	2002

	(in thousands)
Gross occupancy expense	$170,248	$114,532	$106,986
Less: rental income	10,188	8,685	9,062

Net occupancy expense	$160,060	$105,847	$97,924

Note 8.     Other Real Estate

      Other real estate acquired in satisfaction of indebtedness (“foreclosure”) is carried in other assets at the lower of the recorded investment in the loan or fair value less estimated cost to sell. Other real estate totaled $63.6 million at December 31, 2004, and $52.2 million at December 31, 2003. Gain or loss on the sale of other real estate is included in other non-interest expense.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9.     Deposits

      The following schedule presents the detail of interest-bearing deposits:

	December 31,

	2004	2003

	(in thousands)
Interest-bearing transaction accounts	$3,234,985	$2,647,633
Interest-bearing accounts in foreign office	5,128,851	4,250,568
Savings accounts	2,867,669	1,420,891
Money market savings accounts	14,409,091	6,391,587
Certificates of deposit ($100,000 or more)	7,128,790	3,299,896
Time deposits ($100,000 or more)	387,882	303,028
Other interest-bearing deposits	14,085,618	8,701,185

Total	$47,242,886	$27,014,788

      The following schedule details interest expense on deposits:

	Year Ended December 31,

	2004	2003	2002

	(in thousands)
Interest-bearing transaction accounts	$30,665	$21,291	$10,773
Interest-bearing accounts in foreign office	54,351	37,524	50,811
Savings accounts	4,718	3,832	8,522
Money market savings accounts	51,382	36,595	89,841
Certificates of deposit ($100,000 or more)	106,034	81,987	122,098
Other interest-bearing deposits	249,477	249,124	370,720

Total	$496,627	$430,353	$652,765

      The aggregate amount of maturities of all time deposits in each of the next five years is as follows: 2005-$13.4 billion; 2006-$2.7 billion; 2007-$1.5 billion; 2008-$747.0 million; and 2009-$593.1 million.

Note 10.	Borrowed Funds

      Following is a summary of short-term borrowings:

	December 31,

	2004		2003		2002

	(in thousands)
Federal funds purchased	$1,872,119		$738,371		$1,180,368
Securities sold under agreements to repurchase	2,807,807		2,293,335		1,022,893
Federal Home Loan Bank structured notes	350,000		350,000		850,000
Notes payable to unaffiliated banks	56,400		91,200		56,009
Commercial paper	-0	-	5,500		17,250
Treasury, tax and loan note	5,000		-0	-	-0	-
Due to brokerage customers	457,702		544,832		651,078
Derivative collateral	75,846		68,332		111,321
Short sale liability	370,737		335,468		196,538

Total	$5,995,611		$4,427,038		$4,085,457

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,

	2004	2003	2002

	(in thousands)
Maximum amount outstanding at any month-end:
Federal funds purchased and securities sold under agreements to repurchase	$7,305,050	$4,352,219	$3,232,917
Aggregate short-term borrowings	8,600,110	6,452,116	5,367,332
Average amount outstanding (based on average daily balances)	6,245,334	5,316,272	4,448,043
Weighted average interest rate at year-end	2.3%	1.4%	2.3%
Weighted average interest rate on amounts outstanding during the year (based on average daily balances)	1.7%	1.9%	2.9%

      Federal funds purchased and securities sold under agreements to repurchase had weighted average maturities of one hundred six days, four hundred forty four days and nine days at December 31, 2004, 2003 and 2002, respectively. Weighted average rates on these dates were 2.1%, 0.9%, and 1.1%, respectively.

      Federal Home Loan Bank structured notes have a remaining maturity ranging from five to six months. The structured notes had a weighted average rate of 6.3%, 6.3%, and 6.4% at December 31, 2004, 2003 and 2002, respectively.

      Morgan Keegan maintains certain lines of credit with unaffiliated banks that provide for maximum borrowings of $365 million. As of December 31, 2004 and 2003, $56.4 million and $91.2 million were outstanding under these agreements, respectively. These agreements had weighted average interest rates of 2.6% and 1.4% at December 31, 2004 and 2003, respectively.

      No commercial paper balances were outstanding as of December 31, 2004. As of December 31, 2003 and 2002, commercial paper balances were $5.5 million and $17.3 million, respectively. Commercial paper maturities ranged from 4 days to 53 days at December 31, 2003 and from 218 days to 419 days at December 31, 2002, respectively. Weighted average maturities were 18 days and 335 days at December 31, 2003 and December 31, 2002. The weighted average interest rates on these dates were 3.7%.

      Through Morgan Keegan, Regions maintains a due to brokerage customer position, which represents liquid funds in the customers’ brokerage accounts. At December 31, 2004, these funds had an interest rate of 0.6%. At December 31, 2003, these funds had an interest rate of 0.4%.

      Regions holds cash as collateral for certain derivative and other transactions with customers and other third parties. Upon the expiration of these agreements, cash held as collateral will be remitted to the counterparty. As of December 31, 2004 these balances totaled $75.8 million, with an interest rate of 2.0%. As of December 31, 2003, these balances totaled $68.3 million, with an interest rate of 0.9%.

      The short-sale liability represents Regions’ trading obligation to deliver certain securities at a predetermined date and price. These securities had weighted average interest rates of 3.4%, 2.8% and 2.8% at December 31, 2004, 2003 and 2002, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Long-term borrowings consist of the following:

	December 31,

	2004	2003

	(in thousands)
6.375% subordinated notes due 2012	$600,000	$600,000
7.00% subordinated notes due 2011	500,000	500,000
7.75% subordinated notes due 2024	100,000	100,000
6.75% subordinated notes due 2005	103,225	-0	-
6.50% subordinated notes due 2018	319,873	-0	-
7.75% subordinated notes due 2011	568,219	-0	-
Senior holding company notes due 2010	483,956	-0	-
Senior bank notes	1,017,050	400,000
Federal Home Loan Bank structured notes	1,785,000	2,835,000
Federal Home Loan Bank advances	945,916	806,627
8.00% junior subordinated notes	300,685	300,731
8.20% junior subordinated notes	224,330	-0	-
Industrial development revenue bonds	1,700	2,000
Mark-to-market on hedged long-term debt	125,294	109,845
Other long-term debt	164,337	57,549

Total	$7,239,585	$5,711,752

      As of December 31, 2004, Regions had subordinated notes of $2.2 billion. The acquisition of Union Planters added $1.0 billion in subordinated notes. Regions subordinated notes consist of six issues with interest rates ranging from 6.375% to 7.75%. All issues of these notes are subordinated and subject in right of payment of principal and interest to the prior payment in full of all senior indebtedness of the Company, generally defined as all indebtedness and other obligations of the Company to its creditors, except subordinated indebtedness. Payment of the principal of the notes may be accelerated only in the case of certain events involving bankruptcy, insolvency proceedings or reorganization of the Company. The subordinated notes described above, qualify as “Tier 2 capital” under Federal Reserve guidelines.

      In connection with the acquisition of Union Planters, Regions assumed $484 million of 4.375% senior holding company notes due December 1, 2010.

      In September 2003, Regions issued $400 million of 2.9% senior bank notes, due December 15, 2006. These balances remain outstanding at December 31, 2004. The acquisition of Union Planters added $617 million of 5.125% senior bank notes, due June 15, 2007.

      Federal Home Loan Bank structured notes have various stated maturities but are callable, by the Federal Home Loan Bank, between one to two years. The structured notes had a weighted average interest rate of 5.5% at December 31, 2004.

      Federal Home Loan Bank advances represent borrowings with fixed interest rates ranging from 0.5% to 7.4% and with maturities of one to nineteen years. These borrowings, as well as the short-term borrowings from the Federal Home Loan Bank, are secured by Federal Home Loan Bank stock (carried at cost of $382.2 million) and by first mortgage loans on one- to four-family dwellings held by Regions Bank and UPNBA (approximately $7.5 billion at December 31, 2004). The maximum amount that could be borrowed from Federal Home Loan Banks under the current borrowing agreements is approximately $14.8 billion.

      In February 2001, Regions issued $288 million of 8.00% trust preferred securities. These securities have a 30-year term, are callable in five years and qualify as Tier 1 Capital. In addition, Regions assumed $4 million of trust preferred securities in connection with an acquisition in 2001. Effective December 31, 2003, these trust preferred securities were deconsolidated in accordance with Financial Accounting Standards Board Interpre-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

tation No. 46 (FIN 46) (see Note 19 “Variable Interest Entities” and Note 25 “Recent Accounting Pronouncements” to the consolidated financial statements) and are no longer included in Regions statement of condition.

      As a result of the deconsolidation of trust preferred securities, effective December 31, 2003, Regions began reporting $301 million of junior subordinated notes. These junior subordinated notes are issued by Regions to two subsidiary business trusts, which issued the trust preferred securities discussed previously (see Note 19 “Variable Interest Entities” and Note 25 “Recent Accounting Pronouncements” to the consolidated financial statements). In connection with the acquisition of Union Planters, Regions assumed $224.3 million of 8.2% junior subordinated notes which were issued to subsidiary business trusts.

      The industrial development revenue bonds mature on July 1, 2008, with annual principal payments of $300,000 payable annually through 2007 and $800,000 payable in 2008 and interest at a tax effected prime rate payable monthly.

      Regions uses derivative instruments, primarily interest rate swaps and options, to manage interest rate risk by converting a portion of its fixed-rate debt to variable-rate. The basis adjustments related to these hedges are included in long-term borrowings. Further discussion of derivative instruments is included in Note 14 “Derivative Financial Instruments and Hedging Activities” to the consolidated financial statements.

      Other long-term debt at December 31, 2004, had a weighted average interest rate of 7.7% and a weighted average maturity of 15 years.

      The aggregate amount of maturities of all long-term debt in each of the next five years is as follows: 2005-$979.9 million; 2006-$1.0 billion; 2007-$620.0 million; 2008-$69.0 million; and 2009-$1.1 billion.

      Substantially all net assets are owned by subsidiaries. The primary source of operating cash available to Regions is provided by dividends from subsidiaries. Statutory limits are placed on the amount of dividends the subsidiary banks can pay without prior regulatory approval. In addition, regulatory authorities require the maintenance of minimum capital-to-asset ratios at banking subsidiaries. At December 31, 2004, the banking subsidiaries could pay approximately $907 million in dividends without prior approval.

      Management believes that none of these dividend restrictions will materially affect Regions’ dividend policy. In addition to dividend restrictions, federal statutes also prohibit unsecured loans from banking subsidiaries to the parent company. Because of these limitations, substantially all of the net assets of Regions’ subsidiaries are restricted, except for the amount that can be paid to the parent in the form of dividends.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11.	Employee Benefit Plans

      Regions has a defined-benefit pension plan covering substantially all employees employed at or before December 31, 2000. After January 1, 2001, the plan is closed to new entrants. Benefits under the plan are based on years of service and the employee’s highest five years of compensation during the last ten years of employment. Regions’ funding policy is to contribute annually at least the amount required by IRS minimum funding standards. Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future.

      The Company also sponsors a supplemental executive retirement program, which is a non-qualified plan that provides certain senior executive officers defined pension benefits in relation to their compensation.

      The following table sets forth the plans’ funded status, using a September 30 measurement date, and amounts recognized in the consolidated statement of condition:

	December 31,

	2004	2003

	(in thousands)
Change in benefit obligation
Projected benefit obligation, beginning of year	$353,962	$291,307
Service cost	15,366	12,894
Interest cost	22,965	20,867
Actuarial losses	15,735	44,279
Benefit payments	(14,793)	(15,385)

Projected benefit obligation, end of year	$393,235	$353,962

Change in plan assets
Fair value of plan assets, beginning of year	$297,543	$254,531
Actual return on plan assets	20,009	32,786
Company contributions	42,661	25,611
Benefit payments	(14,793)	(15,385)

Fair value of plan assets, end of year	$345,420	$297,543

Funded status of plan	$(47,815)	$(56,419)
Unrecognized net actuarial loss	121,552	121,298
Unamortized prior service cost	(973)	(1,514)

Prepaid pension cost	$72,764	$63,365

      The accumulated benefit obligation at the end of 2004 and 2003 was $353.3 million and $304.3 million, respectively. Pension liabilities for the supplemental executive retirement program of $22.1 million and $10.1 million were recorded at December 31, 2004 and December 31, 2003, respectively and were included in the $72.8 million and $63.4 million prepaid pension cost, respectively.

      Net pension cost included the following components:

	Year Ended December 31,

	2004	2003	2002

	(in thousands)
Service cost-benefits earned during the period	$15,366	$12,894	$10,963
Interest cost on projected benefit obligation	22,965	20,867	18,352
Expected return on plan assets	(24,743)	(21,127)	(22,643)
Net amortization	8,889	7,146	407

Net periodic pension expense	$22,477	$19,780	$7,079

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The weighted average assumptions used to determine the plans’ benefit obligations at the end of each year and the plans’ net pension cost during each year were as follows:

	Benefit		Net Pension Cost
	Obligation		Assumptions
	Assumptions		Year Ended
	December 31,		December 31,

	2004	2003	2004	2003	2002

Discount rate	6.00%	6.25%	6.25%	7.00%	7.75%
Rate of compensation increase	5.10%	4.50%	5.10%	4.50%	4.50%
Long-term return on plan assets	—	—	8.50%	8.50%	9.50%

      The asset allocation for the plan at the end of 2004 and 2003, and the target allocation for 2005, by asset category, are as follows:

		Percentage of
	Target	Plan Assets
	Allocation	At Year End

Asset Category	2005	2004	2003

Equity securities	55-65%	65%	51%
Debt securities	30-40%	33%	39%
Other	0-10%	2%	10%

Total	100%	100%	100%

      Regions’ investment strategy is to invest primarily in large-cap equity securities and intermediate term investment grade domestic fixed income securities. Regions will invest in small-cap, mid-cap, and international equities in smaller concentrations depending on the Company’s outlook for growth in those sectors. The expected long-term return on plan assets assumption is determined using the plan asset mix, historical returns, and expert opinion.

      As a part of Regions’ profit sharing plan, eligible employees can elect to receive their profit sharing contribution as a cash payment or defer it into their 401(k) account. Contributions in 2004, 2003 and 2002 totaled $7.0 million, $13.9 million and $13.9 million, respectively.

      Regions’ 401(k) plan includes a company match of employee contributions. At December 31, 2004, this match ranged from 150% to 200% of the employee contribution (up to 3% of compensation) based on length of service and was invested in Regions common stock. Regions’ contribution to the 401(k) plan on behalf of employees totaled $25.7 million, $16.5 million, and $16.0 million in 2004, 2003, and 2002, respectively.

      Regions sponsors a defined-benefit postretirement health care plan that covers certain retired employees. Currently the Company pays a portion of the costs of certain health care benefits for all eligible employees that retired before January 1, 1989. No health care benefits are provided for employees retiring at normal retirement age after December 31, 1988. For employees retiring before normal retirement age, the Company currently pays a portion of the costs of certain health care benefits until the retired employee becomes eligible for Medicare. The plan is contributory and contains other cost-sharing features such as deductibles and co-payments. Retiree health care benefits, as well as similar benefits for active employees, are provided through a group insurance program in which premiums are based on the amount of benefits paid. The Company’s policy is to fund the Company’s share of the cost of health care benefits in amounts determined at the discretion of management.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table sets forth the plan’s funded status, using a September 30 measurement date, and amounts recognized in the consolidated statement of condition:

	December 31,

	2004	2003

	(in thousands)
Change in benefit obligation
Projected benefit obligation, beginning of year	$31,418	$20,725
Service cost	2,162	1,785
Interest cost	2,454	1,385
Actuarial losses	75	9,964
Plan amendments	(4,282)	-0	-
Union Planters acquisition, July 1, 2004	15,272	-0	-
Benefit payments	(3,139)	(2,441)

Projected benefit obligation, end of year	$43,960	$31,418

Change in plan assets
Fair value of plan assets, beginning of year	$1,442	$374
Actual return on plan assets	819	(91)
Company contributions	2,749	3,600
Union Planters acquisition, July 1, 2004	10,145	-0	-
Benefit payments	(3,139)	(2,441)

Fair value of plan assets, end of year	$12,016	$1,442

Funded status of plan	(31,944)	(29,976)
Recognized net actuarial loss	6,675	12,263

Accrued postretirement benefit cost	$(25,269)	$(17,713)

      Net periodic postretirement benefit cost included the following components:

	Year Ended December 31,

	2004	2003	2002

	(in thousands)
Service cost-benefits earned during the period	$2,162	$1,785	$1,426
Interest cost on benefit obligation	2,454	1,385	1,302
Net amortization	562	236	159

Net periodic postretirement benefit cost	$5,178	$3,406	$2,887

      The assumed health care cost trend rate was 10.0% for 2004 and is assumed to decrease gradually to 5.0% by 2010 and remain at that level thereafter. Increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation at December 31, 2004, by $2.0 million and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for 2004 by $0.4 million. Decreasing the assumed health care cost trend rates by one percentage point in each year would decrease the accumulated postretirement benefit obligation at December 31, 2004, by $1.9 million and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for 2004 by $0.4 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The weighted average assumptions used to determine the plan’s postretirement benefit obligations at the end of each year and the plan’s net postretirement cost during each year were as follows:

	Benefit
	Obligation		Net Postretirement Cost
	Assumptions		Assumptions

	December 31,		Year Ended December 31,

	2004	2003	2004	2003	2002

Discount rate	6.00%	6.25%	6.25%	7.00%	7.75%
Rate of compensation increase	5.10%	4.50%	5.10%	4.50%	4.50%

      Information about the expected cash flows for the pension plans and the postretirement health care plan follows:

			Postretirement
	Pension Plans		Health Care Plan

	(in thousands)
Employer Contributions:
2005 (expected)	$-0	-	$-0	-
Expected Benefit Payments:
2005	$16,570		$5,354
2006	18,267		5,497
2007	19,366		5,531
2008	20,618		5,407
2009	21,930		5,161
2010-2014	154,711		17,334

Note 12.	Leases

      Rental expense for all leases amounted to approximately $64.0 million, $43.4 million and $43.0 million for 2004, 2003 and 2002, respectively. The approximate future minimum rental commitments as of December 31, 2004, for all noncancelable leases with initial or remaining terms of one year or more are shown in the following table. Included in these amounts are all renewal options reasonably assured of being exercised.

	Equipment		Premises	Total

	(in thousands)
2005	$4,597		$74,785	$79,382
2006	3,001		63,961	66,962
2007	2,477		51,442	53,919
2008	1,723		41,204	42,927
2009	282		34,152	34,434
2010-2014	355		87,086	87,441
2015-2019	-0	-	19,395	19,395
2020-2024	-0	-	7,583	7,583
2025-End	-0	-	12,548	12,548

Total	$12,435		$392,156	$404,591

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13.	Commitments and Contingencies

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

      Both loan commitments and standby letters of credit have credit risk essentially the same as that involved in extending loans to customers and are subject to normal credit approval procedures and policies. Collateral is obtained based on management’s assessment of the customer’s credit.

      Loan commitments totaled $17.0 billion at December 31, 2004, and $7.8 billion at December 31, 2003. Standby letters of credit were $2.4 billion at December 31, 2004, and $1.3 billion at December 31, 2003. Commitments under commercial letters of credit used to facilitate customers’ trade transactions were $148.9 million at December 31, 2004, and $51.9 million at December 31, 2003.

      The Company and its affiliates are defendants in litigation and claims arising from the normal course of business. Based on consultation with legal counsel, management is of the opinion that the outcome of pending and threatened litigation will not have a material effect on Regions’ consolidated financial statements.

Note 14.	Derivative Financial Instruments and Hedging Activities

      Regions maintains positions in derivative financial instruments to manage interest rate risk, facilitate asset/ liability management strategies, and to serve the risk management needs of our customers. The most common derivative instruments are forward rate agreements, interest rate swaps, and put and call options. For those derivative contracts that qualify for hedge accounting, according to Statement 133, Regions designates the hedging instrument as either a cash flow or fair value hedge. The accounting policies associated with derivative financial instruments are discussed further in Note 1 to the consolidated financial statements.

      Regions utilizes certain derivatives to hedge the variability of interest cash flows on debt instruments. On July 1, 2004, Regions also designated several interest rate swaps to hedge the variability of future cash flows associated with certain variable-rate loans. These interest rate swaps and variable-rate loans were acquired in the merger with Union Planters. To the extent that the hedge of future cash flows is effective, changes in the fair value of the derivative are recognized as a component of other comprehensive income in stockholders’ equity. At December 31, 2003, Regions reported a $3.7 million loss in other comprehensive income related to cash flow hedges of debt instruments, of which approximately $994,000 was amortized to interest expense in 2004. The Company will amortize the remaining $2.8 million loss into earnings in conjunction with the recognition of interest payments through 2011. The amount expected to be reclassified during the next twelve months is $609,000. At December 31, 2004, Regions also reported a $1.8 million gain in accumulated other comprehensive income related to cash flow hedges of variable-rate loans. To the extent that the hedge of future cash flows is ineffective, changes in the fair value of the derivative are recognized in earnings as a component of other non-interest expense. For the year ended December 31, 2004 there was a gain of approximately $40,000 related to hedge ineffectiveness recognized in other non-interest expense attributable to cash flow hedges on variable-rate loans. For the years ended December 31, 2003 and 2002, there was no ineffectiveness recognized in other non-interest expense attributable to cash flow hedges. No gains or losses were recognized during 2004 related to components of derivative instruments that were excluded from the assessment of hedge effectiveness.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Regions hedges the changes in fair value of assets using forward contracts, which represent commitments to sell money market instruments at a future date at a specified price or yield. The contracts are utilized by the Company to hedge interest rate risk positions associated with the origination of mortgage loans held for sale. The Company is subject to the market risk associated with changes in the value of the underlying financial instrument as well as the risk that the other party will fail to perform. For the years ended December 31, 2004 and 2003, Regions recognized a net hedging gain of $2.1 million and a net hedging loss of $2.8 million, respectively, associated with these hedging instruments. For the year ended December 31, 2002, the Company recorded a $5.2 million net hedging gain. The gross amount of forward contracts totaled $1.1 billion and $111 million at December 31, 2004, and 2003, respectively.

      Regions has also entered into interest rate swap agreements converting a portion of its fixed-rate long-term debt to floating-rate. In addition to the hedges previously designated by Regions, on July 1, 2004, Regions also designated several interest rate swaps acquired in the merger with Union Planters as fair value hedges. These interest rate swaps are converting a portion of the fixed rate long-term debt acquired in the merger with Union Planters to floating rate. The fair values of the derivative instruments used in these fair value hedges are included in other assets on the statement of financial condition. For the year ended December 31, 2004, there was no ineffectiveness recorded in earnings related to these fair value hedges. For the years ended December 31, 2003 and 2002, there was a $503,000 loss and $2.0 million loss, respectively, recorded in earnings due to hedge ineffectiveness. No gains or losses were recognized during 2004 related to components of derivative instruments that were excluded from the assessment of hedge effectiveness.

      During the first six months of 2004, Regions sold Eurodollar futures contracts to hedge the fair value of a pool of highly correlated indirect auto loans. For the year ended December 31, 2004, an $89,000 loss was recorded in earnings due to hedge ineffectiveness. This hedge relationship was terminated on July 1, 2004, and Regions entered into offsetting futures contracts. The futures contracts previously used to hedge the indirect auto loans, as well as the offsetting futures contracts, are now classified as trading.

      The Company also maintains a derivatives trading portfolio of interest rate swaps, option contracts and futures and forward commitments used to meet the needs of its customers. The portfolio is used to generate trading profit and help clients manage interest rate risk. The Company is subject to the risk that a counterparty will fail to perform. These trading derivatives are recorded in other assets and other liabilities. The net fair value of the trading portfolio at December 31, 2004 and 2003 was $23.8 million and $37.2 million, respectively.

      Foreign currency contracts involve the exchange of one currency for another on a specified date and at a specified rate. These contracts are executed on behalf of the Company’s customers and are used to manage fluctuations in foreign exchange rates. The notional amount of forward foreign exchange contracts totaled $25 million and $20 million at December 31, 2004 and 2003, respectively. The Company is subject to the risk that another party will fail to perform.

      In the normal course of business, Morgan Keegan enters into underwriting and forward and future commitments. At December 31, 2004, the contract amount of future contracts to purchase and sell U.S. Government and municipal securities was approximately $22 million and $228 million, respectively. The brokerage subsidiary typically settles its position by entering into equal but opposite contracts and, as such, the contract amounts do not necessarily represent future cash requirements. Settlement of the transactions relating to such commitments is not expected to have a material effect on the subsidiary’s financial position. Transactions involving future settlement give rise to market risk, which represents the potential loss that can be caused by a change in the market value of a particular financial instrument. The exposure to market risk is determined by a number of factors, including size, composition and diversification of positions held, the absolute and relative levels of interest rates, and market volatility.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Regions derivative financial instruments are summarized as follows:

Other Than Trading Derivatives

	As of December 31, 2004

					Average
	Notional	Fair			Maturity
	Amount	Value	Receive	Pay	in Years

	(dollar amounts in millions)
Asset hedges:
Fair value hedges:
Forward sale commitments	$1,141	$(2)			0.1
Mortgage-backed security options	50	—			0.1

Total asset hedges	$1,191	$(2)			0.1

Liability hedges:
Fair value hedges:
Interest rate swaps	$4,548	$114	4.75%	2.68%	6.4

Total liability hedges	$4,548	$114			6.4

	As of December 31, 2003

						Average
	Notional	Fair				Maturity
	Amount	Value		Receive	Pay	in Years

	(dollar amounts in millions)
Asset hedges:
Fair value hedges:
Forward sale commitments	$111	$(1)				0.2

Total asset hedges	$111	$(1)				0.2

Liability hedges:
Fair value hedges:
Interest rate swaps	$3,438	$132		4.42%	1.48%	6.1
Interest rate options	250	-0	-			1.4

Total liability hedges	$3,688	$132				5.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Derivative Financial Instruments

	Derivative Financial Instruments as of December 31,

	2004						2003

	Contract or Notional						Contract or Notional
	Amount						Amount

	Other Than				Credit Risk		Other Than				Credit Risk
	Trading		Trading		Amount(1)		Trading		Trading		Amount(1)

	(in millions)
Interest rate swaps	$4,548		$10,508		$107		$3,438		$5,673		$191
Interest rate options	-0	-	1,237		-0	-	250		911		-0	-
Futures and forward commitments	1,141		10,564		-0	-	111		945		-0	-
Mortgage-backed security options	50		-0	-	-0	-	-0	-	-0	-	-0	-
Foreign exchange forwards	-0	-	25		-0	-	-0	-	20		-0	-

Total	$5,739		$22,334		$107		$3,799		$7,549		$191

(1)	Credit Risk Amount is defined as all positive exposures not collateralized with cash on deposit. Any credit risk arising under option contracts is combined with swaps to reflect netting agreements.

Note 15.	Fair Value of Financial Instruments

      The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments.

      Cash and cash equivalents: The carrying amount reported in the consolidated statements of condition and cash flows approximates the estimated fair value.

      Interest-bearing deposits in other banks: The carrying amount reported in the consolidated statement of condition approximates the estimated fair value.

      Securities held to maturity: Estimated fair values are based on quoted market prices, where available. If quoted market prices are not available, estimated fair values are based on quoted market prices of comparable instruments.

      Securities available for sale: Estimated fair values, which are the amounts recognized in the consolidated statements of condition, are based on quoted market prices, where available. If quoted market prices are not available, estimated fair values are based on quoted market prices of comparable instruments.

      Trading account assets: Estimated fair values, which are the amounts recognized in the consolidated statements of condition, are based on quoted market prices, where available. If quoted market prices are not available, estimated fair values are based on quoted market prices of comparable instruments.

      Loans held for sale: Loans held for sale include single-family real estate mortgage loans, factored accounts receivable and asset backed loans and, in prior years, indirect consumer auto loans. Mortgage loans held for sale have been designated as one of the hedged items in a fair value hedging relationship under Statement 133. Therefore, to the extent changes in fair value are attributable to the interest rate risk being hedged, the change in fair value is recognized in income as an adjustment to the carrying amount of mortgage loans held for sale. Otherwise, mortgage loans held for sale are accounted for under the lower of cost or market method. The fair values are based on quoted market prices of similar instruments, adjusted for differences in loan characteristics. All other loans held for sale are accounted for under the lower of cost or market method. The fair values are based on cash flow models.

      Margin receivables: The carrying amount reported in the consolidated statement of condition approximates the estimated fair value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Loans: Estimated fair values for variable-rate loans, which reprice frequently and have no significant credit risk, are based on carrying value. Estimated fair values for all other loans are estimated using discounted cash flow analyses, based on interest rates currently offered on loans with similar terms to borrowers of similar credit quality. The carrying amount of accrued interest reported in the consolidated statements of condition approximates the fair value.

      Derivative assets and liabilities: Fair values for derivative instruments are based either on cash flow projection models or observable market prices.

      Deposit liabilities: The fair value of non-interest bearing demand accounts, interest-bearing transaction accounts, savings accounts, money market accounts and certain other time open accounts is the amount payable on demand at the reporting date (i.e., the carrying amount). Fair values for certificates of deposit are estimated by using discounted cash flow analyses, using the interest rates currently offered for deposits of similar maturities.

      Short-term borrowings: The carrying amount reported in the consolidated statements of condition approximates the estimated fair value.

      Long-term borrowings: Fair values are estimated using discounted cash flow analyses, based on the current rates offered for similar borrowing arrangements.

      Loan commitments, standby and commercial letters of credit: Estimated fair values for these off-balance-sheet instruments are based on standard fees currently charged to enter into similar agreements.

      The carrying amounts and estimated fair values of the Company’s financial instruments are as follows:

	December 31, 2004			December 31, 2003

	Carrying		Estimated	Carrying		Estimated
	Amount		Fair Value	Amount		Fair Value

	(in thousands)
Financial assets:
Cash and cash equivalents	$2,570,962		$2,570,962	$1,833,842		$1,833,842
Interest-bearing deposits in other banks	115,018		115,018	96,537		96,537
Securities held to maturity	31,152		30,374	30,943		31,282
Securities available for sale	12,585,437		12,585,437	9,056,861		9,056,861
Trading account assets	928,676		928,676	816,074		816,074
Loans held for sale	1,783,331		1,783,331	1,241,852		1,241,852
Margin receivables	477,813		477,813	503,575		503,575
Loans, net (excluding leases)	55,940,176		56,367,549	30,961,072		31,354,928
Derivative assets	131,930		131,930	132,720		132,720
Financial liabilities:
Deposits	58,667,023		55,118,841	32,732,535		32,794,727
Short-term borrowings	5,995,611		5,995,611	4,427,038		4,427,038
Long-term borrowings	7,239,585		7,316,735	5,711,752		5,880,115
Derivative liabilities	5,213		5,213	640		640
Off-balance-sheet instruments:
Loan commitments	-0	-	(140,004)	-0	-	(68,812)
Standby letters of credit	-0	-	(35,696)	-0	-	(19,594)
Commercial letters of credit	-0	-	(372)	-0	-	(130)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 16.	Other Income and Expense

      Other income consists of the following:

	Year Ended December 31,

	2004		2003		2002

	(in thousands)
Fees and commissions	$91,127		$63,441		$57,007
Insurance premiums and commissions	86,000		75,977		65,432
Capital markets income	7,811		21,877		14,327
Gain on sale of mortgages	128,783		107,030		66,454
Employee services income	26,097		-0	-	-0	-
Factoring commissions income	18,495		-0	-	-0	-
Gain on auto loan securitizations	-0	-	3,255		7,489
Other miscellaneous income	48,099		46,429		31,235

Total	$406,412		$318,009		$241,944

      Other expense consists of the following:

	Year Ended December 31,

	2004	2003	2002

	(in thousands)
Stationery, printing and supplies	$22,569	$17,849	$17,344
Travel	33,444	23,314	22,148
Advertising and business development	38,007	25,029	22,137
Postage and freight	27,415	20,845	21,123
Telephone	45,752	34,254	34,326
Legal and other professional fees	70,903	38,534	40,609
Other non-credit losses	46,619	32,873	42,436
Outside computer services	23,059	15,595	26,051
Other outside services	58,287	55,326	40,577
Licenses, use, and other taxes	7,680	5,883	10,155
Amortization of mortgage servicing rights	62,817	42,059	33,856
Provision for (recapture of) impairment of mortgage servicing rights	22,000	(1,000)	36,725
Subsidiary minority interest	28,822	12,967	12,321
Amortization of identifiable intangible assets	26,980	1,338	1,406
Loss on debt extinguishment	39,620	20,580	5,187
FDIC insurance	5,995	4,640	4,914
Other miscellaneous expenses	216,225	160,778	158,979

Total	$776,194	$510,864	$530,294

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 17.	Income Taxes

      At December 31, 2004, Regions has net operating loss carryforwards of $159.6 million ($4.4 million federal) that expire in years 2005 through 2024. In addition, Regions has federal capital loss carryforwards of $219.1 million that will expire in years 2008 through 2009. Management does not believe that it is more likely than not to realize all of its state net operating loss carryforwards nor all of its capital loss carryforwards. Accordingly, it has set up a valuation allowance of $7.6 million and $63.8 million, respectively, against such benefits.

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of Regions’ deferred tax assets and liabilities as of December 31, 2004 and 2003 are listed below:

	December 31,

	2004	2003

	(in thousands)
Deferred tax assets:
Loan loss allowance	$299,931	$170,934
Purchase accounting basis differences	70,003	-0	-
Capital loss carryforwards	76,900	-0	-
Net operating loss carryforwards	10,523	1,850
Deferred compensation	54,796	25,766
Other employee and director benefits	19,467	-0	-
Impairment reserve	23,134	13,585
Non-accrual interest	15,683	-0	-
Auto loan securitization	14,284	-0	-
Deferred income	16,486	-0	-
Other	19,647	75,422

Total deferred tax assets	620,854	287,557
Less: valuation allowance on capital loss carryforward	(63,787)	-0	-
Less: valuation allowance on net operating loss carryforwards	(7,582)	-0	-

Net deferred tax assets	549,485	287,557
Deferred tax liabilities:
Tax over book depreciation	10,445	15,291
Excess purchase price and intangibles	134,812	-0	-
Basis difference of Federal Home Loan Bank stock	35,960	-0	-
Accretion of bond discount	6,250	4,777
Direct lease financing	180,868	163,078
Pension and other retirement benefits	17,637	17,034
Mark-to-market of securities available for sale	50,365	39,613
Originated mortgage servicing rights	115,041	27,769
Other	33,152	57,864

Total deferred tax liabilities	584,530	325,426

Net deferred tax liability	$(35,045)	$(37,869)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Applicable income taxes for financial reporting purposes differs from the amount computed by applying the statutory federal income tax rate of 35% for the reasons below:

	Year Ended December 31,

	2004	2003	2002

	(in thousands)
Tax on income computed at statutory federal income tax rate	$411,454	$319,050	$304,234
Increases (decreases) in taxes resulting from:
Tax exempt income from obligations of states and political subdivisions	(13,863)	(11,436)	(13,971)
State income tax, net of federal tax benefit	20,467	11,622	8,025
Effect of recapitalization of subsidiary	(33,600)	(34,500)	(30,000)
Tax credits	(35,439)	(25,778)	(21,328)
Other, net	2,798	773	2,378

Total	$351,817	$259,731	$249,338

Effective tax rate	29.9%	28.5%	28.7%

      From time to time Regions engages in business plans that may also have an effect on its tax liabilities. While Regions has obtained the opinion of advisors that the tax aspects of these strategies should prevail, examination of Regions’ income tax returns or changes in tax law may impact the tax benefits of these plans.

      During the fourth quarter of 2000, Regions recapitalized a mortgage-related subsidiary by raising Tier 2 capital through issuance of a new class of participating preferred stock of this subsidiary. Regions is not subject to tax on the portion of the subsidiary’s income allocated to the holders of the preferred stock for federal income tax purposes.

      Regions’ federal and state income tax returns for the years 1998 through 2003 are open for review and examination by governmental authorities. In the normal course of these examinations, Regions is subject to challenges from governmental authorities regarding amounts of taxes due. Regions has received notices of proposed adjustments relating to taxes due for the years 1999 through 2001, which includes proposed adjustments relating to an increase in taxable income allocated to Regions from the mortgage-related subsidiary discussed above. Regions believes adequate provisions for income taxes have been recorded for all years open for review and intends to vigorously contest the proposed adjustments. To the extent that final resolution of the proposed adjustments results in significantly different conclusions from Regions’ current assessment of the proposed adjustments, Regions’ effective tax rate in any given financial reporting period may be materially different from its current effective tax rate.

      The provisions for income taxes in the consolidated statements of income are summarized below. Included in these amounts are income taxes of $22.1 million, $9.0 million and $18.1 million in 2004, 2003 and 2002, respectively, related to securities transactions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Current	Deferred	Total

	(in thousands)
2004
Federal	$281,327	$39,008	$320,335
State	28,601	2,881	31,482

Total	$309,928	$41,889	$351,817

2003
Federal	$224,834	$17,017	$241,851
State	14,788	3,092	17,880

Total	$239,622	$20,109	$259,731

2002
Federal	$209,916	$27,076	$236,992
State	10,420	1,926	12,346

Total	$220,336	$29,002	$249,338

Note 18.     Business Combinations

      On July 1, 2004, the Company completed its merger with Union Planters Corporation, headquartered in Memphis, Tennessee. Both companies merged into a new holding company named Regions Financial Corporation upon completion of the transaction. In the transaction, each share of Union Planters Corporation common stock was converted into one share of the new company $0.01 par value common stock and each share of Regions’ $0.625 par value common stock was converted into 1.2346 shares of the new company $0.01 par value common stock. The merger was accounted for as a purchase of Union Planters by Regions for accounting and financial reporting purposes. Additional information about the reasons for the merger and factors that contributed to the purchase price are included in Regions’ Form S-4 filed as of April 29, 2004.

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

      The merger is being accounted for in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations.” Accordingly, the purchase price was preliminarily allocated to the assets acquired and liabilities assumed based on their estimated fair values at the merger date, as summarized below. The final allocation of the purchase price may be adjusted after completion of additional analysis relating to the fair values of Union Planters’ tangible and identifiable intangible assets and liabilities, and final decisions regarding integration activities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	(in thousands, except share and
	per share amounts)
Purchase price:
Regions shares issued to Union Planters common shareholders		190,268,933
Average Regions share price over four days surrounding announcement of merger	$38.61
Regions exchange ratio	1.2346	$31.27

Purchase price for Union Planters’ common shares		$5,950,335
Transaction costs		32,410
Estimated fair value of Union Planters’ stock options		79,645

Purchase price		$6,062,390
Net assets acquired:
Union Planters’ shareholders’ equity	$2,937,936
Less Union Planters’ excess purchase price and other intangibles	(896,140)	(2,041,796)

Excess of purchase price over carrying value of assets acquired		4,020,594
Estimated adjustments to reflect fair value of assets acquired and liabilities assumed:
Loans, net of unearned income		(126,701)
Premises and equipment		49,220
Loans held for sale		(3,516)
Core deposit intangibles		(368,017)
Mortgage servicing rights		6,684
Other assets		(9,795)
Deferred income taxes		12,774
Other liabilities		86,080
Interest-bearing deposits		27,336
Short-term borrowings		14,822
Long-term borrowings		180,294

Excess purchase price		$3,889,775

      During 2004, Regions also completed the acquisition of Evergreen Timber Investment Management, formerly a division of Wachovia Corporation. In connection with the transaction, Regions paid $19 million in cash and recorded $10.1 million of identifiable intangible assets as well as $7.1 million of excess purchase price.

      During 2003, Regions completed its acquisition of three branches of Inter Savings Bank, FSB, located in Palm City, Indiatlantic, and Okeechobee, Florida. In connection with the acquisition, the Company paid approximately $170 million in cash in exchange for approximately $185 million in assets.

      Regions’ consolidated financial statements include the results of operations of acquired companies only from their respective dates of acquisition. The following unaudited summary information presents the consolidated results of operations of Regions on a pro forma basis, as if the above companies had been acquired on January 1, 2003. The pro forma summary information does not necessarily reflect the results of operations that would have occurred if the acquisitions had occurred at the beginning of the periods presented, or of results which may occur in the future.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,

	2004	2003

	(in thousands,
	except per share amounts)
Net interest income	$2,661,763	$2,696,537
Provision for loan losses	309,247	303,039
Non-interest income	2,021,073	2,297,514
Non-interest expense	3,066,089	3,093,077

Income before income taxes	1,307,500	1,597,935
Applicable income taxes	385,661	434,747

Net income	$921,839	$1,163,188

Net income available to common shareholders	$915,744	$1,162,403

Per share:
Net income	$1.98	$2.48
Net income — diluted	$1.95	$2.45
Average common shares issued and outstanding	463,492	469,242
Average diluted common shares issued and outstanding	469,238	475,314

      The following table summarizes the assets acquired and liabilities assumed in connection with business combinations in 2004 and 2003:

	2004	2003

	(in thousands)
Cash and due from banks	$805,252	$170,006
Interest-bearing deposits	130,326	-0	-
Securities available for sale	5,386,696	-0	-
Trading account assets	346,933	-0	-
Loans held for sale	1,271,150	-0	-
Fed funds sold and securities purchased under agreements to resell	162,238	-0	-
Loans, net of unearned income	22,272,663	4,598
Allowance for loan losses	(303,144)	-0	-
Premises and equipment	433,113	-0	-
Excess purchase price	3,896,886	-0	-
Mortgage servicing rights	352,574	-0	-
Other identifiable intangible assets	378,077	-0	-
Other assets	547,691	10,677
Deposits	22,903,264	185,281
Borrowings	5,888,159	-0	-
Other liabilities	806,931	-0	-

Restructuring Liability

      On July 1, 2004, $20.3 million of liabilities were recorded related to Union Planters as purchase accounting adjustments resulting in an increase in excess purchase price. Included in the $20.3 million are $11.3 million for tax payments for certain employees’ compensation related to the acquisition and $9.0 million for contract terminations. Through December 31, 2004, cash payments of $17.4 million have been charged against this liability including $10.4 million of tax payments and $7.1 million of contract terminations.

      As of December 31, 2004, Regions had no pending business combinations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 19.	Variable Interest Entities

      In 2003, Regions adopted Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46) for all variable interest entities (“VIE”) created after January 31, 2003 as well as VIEs created prior to February 1, 2003 that are considered to be special-purpose entities. FIN 46 was also adopted on March 31, 2004 for entities created prior to February 1, 2003 which are not considered to be special-purpose entities. A summary of Regions’ significant variable interests in VIEs is provided below.

      Regions owns the common stock of subsidiary business trusts, which have issued mandatorily redeemable preferred capital securities (“trust preferred securities”). One of the trusts issued $287.5 million in trust preferred securities in February 2001. Another trust issued $3.0 million in trust preferred securities and was acquired as part of a bank acquisition in November 2001. The trusts’ only assets are junior subordinated debentures issued by Regions, which were acquired by the trusts using the proceeds from the issuance of the trust preferred securities and common stock. Prior to the adoption of FIN 46 for special-purpose entities on December 31, 2003, Regions consolidated the trusts and reported the trust preferred securities in long-term debt. Regions determined that it is not the primary beneficiary of the trusts and, accordingly, deconsolidated the trusts upon the adoption of FIN 46 for special-purpose entities on December 31, 2003. As of December 31, 2004, the junior subordinated debentures were included in long-term debt and Regions’ equity interest in the business trusts was included in other assets. The deconsolidation in 2003 resulted in a net increase in long-term debt and other assets of $9.0 million. The deconsolidation of the trusts did not impact net income. For regulatory reporting and capital adequacy purposes, the Federal Reserve Board has indicated that such preferred securities will continue to constitute Tier 1 capital until further notice.

      Regions invested in two grantor trusts during 2001 which are parties to leveraged lease financing transactions. The trusts have been determined to be VIEs. Regions’ total investment in the trusts and maximum exposure to loss was $85.3 million as of December 31, 2004. FIN 46 did not impact Regions’ current leveraged lease accounting for its investment in the trusts.

      Regions periodically invests in single-purpose trusts that own tax-exempt municipal bonds. These trusts were determined to be VIEs; however, Regions is not the primary beneficiary of the trusts. As of December 31, 2004, Regions maximum exposure to loss approximates its investment in the trusts of $13.7 million.

      Regions periodically invests in various limited partnerships that sponsor affordable housing projects utilizing the Low Income Housing Tax Credit pursuant to Section 42 of the Internal Revenue Code. The investments are funded through a combination of debt and equity with equity typically comprising 30% to 50% of the total partnership capital. Regions has concluded that these partnerships are VIEs; however, Regions is not the primary beneficiary of these partnerships. As of December 31, 2004, Regions’ recorded investment in these limited partnerships was $154.1 million. Regions’ maximum exposure to loss as of December 31, 2004 was $173.9 million, which includes $19.8 million in unfunded commitments to the partnerships.

      Regions has a recorded investment of $3.8 million in non-registered investment partnerships which were determined to be VIEs, but for which Regions has concluded it is not the primary beneficiary. Regions’ maximum exposure to loss as of December 31, 2004, was $6.0 million which includes $2.2 million in unfunded commitments to the partnerships.

      The adoption of FIN 46 for entities created before February 1, 2003 that are not considered to be special-purpose entities resulted in the consolidation of one non-registered investment partnership at March 31, 2004. The consolidation resulted in increases to cash of $0.9 million, trading account assets of $18.4 million, interest receivable of $0.1 million, long-term borrowings of $5.9 million and other liabilities of $9.0 million. The consolidation also resulted in a decrease to other assets of $4.7 million. These increases and decreases to the non-cash accounts are excluded for the consolidated statement of cash flows since they represent non-cash items.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 20.	Stock Option and Long-Term Incentive Plans

      Regions has stock option plans for certain key employees that provide for the granting of options to purchase up to 7,061,912 shares of Regions’ common stock (excluding options assumed in connection with acquisitions). The terms of options granted are determined by the compensation committee of the Board of Directors; however, no options may be granted after ten years from the plans’ adoption, and no options may be exercised beyond ten years from the date granted. The option price per share of incentive stock options cannot be less than the fair market value of the common stock on the date of the grant; however, the option price of non-qualified options may be less than the fair market value of the common stock on the date of the grant. The plans also permit the granting of stock appreciation rights to holders of stock options. No stock appreciation rights were attached to options outstanding at December 31, 2004, 2003, and 2002.

      Regions’ long-term incentive plans provide for the granting of up to 54,086,434 shares of common stock in the form of stock options, stock appreciation rights, performance awards or restricted stock awards. The terms of stock options granted under the long-term incentive plans are generally subject to the same terms as options granted under Regions’ stock option plans. A maximum of 6,790,300 shares of restricted stock and 37,038,000 shares of performance awards may be granted. During 2004, 2003, and 2002, Regions granted 2,097,555; 431,530, and 471,876 shares, respectively, as restricted stock. Grantees of restricted stock must remain employed with Regions for certain periods from the date of the grant at the same or a higher level in order for the shares to be released, or the grantees must meet the standards of a retiree at which time the restricted shares may be prorated and released. However, during this period the grantee is eligible to receive dividends and exercise voting privileges on such restricted shares. In 2004, 2003, and 2002, 22,680; 377,452 and 292,472 restricted shares, respectively, were released. Total expense for restricted stock was $12,933,000 in 2004, $10,331,000 in 2003, and $8,738,000 in 2002. All prior year share and per-share amounts have been adjusted in connection with the Union Planters transaction using a 1.2346 share exchange ratio (see Note 18 “Business Combinations” to the consolidated financial statements for further discussion).

      In connection with the business combinations with other companies in years prior to 2004, Regions assumed stock options that were previously granted by those companies and converted those options, based on the appropriate exchange ratio, into options to acquire Regions’ common stock. The common stock for such options has been registered under the Securities Act of 1933 by Regions and is not included in the maximum number of shares that may be granted by Regions under its existing stock option plans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Stock option activity (including assumed options) over the last three years is summarized as follows:

			Weighted
		Option	Average
	Shares Under	Price	Exercise
	Option	Per Share	Prices

Balance at January 1, 2002	21,336,249	$4.06 — $33.52	$21.75
Granted	4,794,075	24.64 — 28.97	25.36
Exercised	(2,105,450)	4.06 — 28.88	16.60
Canceled	(592,730)	12.96 — 33.48	24.45

Outstanding at December 31, 2002	23,432,144	$4.06 — $33.52	$22.88
Granted	4,424,436	25.66 — 30.29	25.79
Exercised	(2,396,355)	4.06 — 28.92	19.06
Canceled	(666,404)	8.76 — 33.48	24.93

Outstanding at December 31, 2003	24,793,821	$5.90 — $33.52	$23.71
Options assumed through acquisitions	17,878,107	7.07 — 44.42	28.24
Granted	5,667,102	28.17 — 35.42	31.39
Exercised	(7,537,788)	5.90 — 33.49	23.10
Canceled	(305,039)	8.97 — 33.49	26.95

Outstanding at December 31, 2004	40,496,203	$5.90 — $44.42	$26.89

Exercisable at December 31, 2004	31,730,617	$5.90 — $44.42	$26.20

      In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, “Accounting and Disclosure of Stock-Based Compensation” (Statement 123). Statement 123 is effective for fiscal years beginning after December 15, 1995, and allows for the option of continuing to follow Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees”, and the related interpretations, or selecting the fair value method of expense recognition as described in Statement 123. The Company has elected to follow APB 25 in accounting for its employee stock options. Pro forma net income and net income per share data is presented below for the years ended December 31 as if the fair-value method had been applied in measuring compensation costs:

	2004	2003	2002

	(in thousands, except per share data)
Net income available to common shareholders	$817,745	$651,841	$614,458
Add: Stock-based compensation expense included in net income, net of related tax effects	8,407	6,715	5,680
Less: Total stock-based compensation expense based on fair value method for all awards, net of related tax effects	(19,206)	(16,006)	(19,767)

Pro forma net income available to common shareholders	$806,946	$642,550	$600,371

Per share:
Net income	$2.22	$2.38	$2.22
Net income-diluted	2.19	2.35	2.19
Pro forma net income	2.19	2.34	2.17
Pro forma net income-diluted	2.16	2.31	2.14

      Regions’ options outstanding have a weighted average contractual life of 6.7 years. The weighted average fair value of options granted was $4.43 in 2004, $3.68 in 2003 and $3.73 in 2002. The fair value of each grant is

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2004, 2003 and 2002:

	2004	2003	2002

Expected dividend yield	4.1%	3.7%	3.5%
Expected option life (in years)	5.0	5.0	5.0
Expected volatility	21.2%	21.8%	21.8%
Risk-free interest rate	3.5%	2.8%	2.7%

      Since the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

      In 2004, the FASB issued Statement of Financial Standards No. 123 (revised 2004) (Statement 123(R)) “Share-Based Payment.” Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be expensed based on their fair values. See Note 25 “Recent Accounting Pronouncements” to the consolidated financial statements for further discussion.

Note 21.	Parent Company Only Financial Statements

      Presented below are condensed financial statements of Regions Financial Corporation:

Statements of Condition

	December 31,

	2004		2003

	(in thousands)
ASSETS
Cash and due from banks	$1,128,130		$495,101
Loans to subsidiaries	170,000		185,000
Securities held to maturity	-0	-	754
Securities available for sale	110,374		31,132
Premises and equipment	10,572		11,418
Investment in subsidiaries:
Banks	10,979,185		4,251,553
Non-banks	1,099,573		1,010,860

	12,078,758		5,262,413
Other assets	538,517		281,016

	$14,036,351		$6,266,834

LIABILITIES AND STOCKHOLDERS’ EQUITY
Commercial paper	$-0	-	$5,500
Long-term borrowings	3,014,569		1,614,520
Other liabilities	272,325		194,699

Total liabilities	3,286,894		1,814,719
Stockholders’ equity:
Common stock	4,671		139,598
Surplus	7,126,408		983,669
Undivided profits	3,713,224		3,392,563
Treasury stock	(29,395)		(49,944)
Unearned restricted stock	(65,451)		(13,771)

Total stockholders’ equity	10,749,457		4,452,115

	$14,036,351		$6,266,834

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Statements of Income

	Year Ended December 31,

	2004	2003	2002

	(in thousands)
Income:
Dividends received from subsidiaries	$495,556	$400,058	$225,058
Service fees from subsidiaries	106,842	74,679	65,012
Interest from subsidiaries	13,069	6,314	10,202
Other	7,717	2,707	2,352

	623,184	483,758	302,624
Expenses:
Salaries and employee benefits	43,051	40,641	29,198
Interest	63,204	43,044	54,881
Net occupancy expense	2,512	1,981	1,689
Furniture and equipment expense	1,145	1,421	1,487
Legal and other professional fees	15,991	7,028	8,018
Other expenses	25,998	20,224	15,967

	151,901	114,339	111,240
Income before income taxes and equity in undistributed earnings of subsidiaries	471,283	369,419	191,384
Applicable income taxes (credit)	(12,374)	(11,884)	(13,562)

Income before equity in undistributed earnings of subsidiaries	483,657	381,303	204,946
Equity in undistributed earnings of subsidiaries:
Banks	280,517	210,234	379,248
Non-banks	59,591	60,304	35,708

	340,108	270,538	414,956

Net income	$823,765	$651,841	$619,902

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Statements of Cash Flows

Year Ended December 31

2004	2003	2002

(in thousands)
Operating activities:
Net income	$823,765	$651,841	$619,902
Adjustments to reconcile net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(340,108)	(270,538)	(414,956)
Provision for depreciation and amortization	6,882	12,003	13,859
(Decrease) increase in other liabilities	(21,893)	108,412	(34,288)
Loss on sale of premises and equipment	59	1	10
(Increase) decrease in other assets	(186,203)	37,976	(263,126)

Net cash provided (used) by operating activities	282,502	539,695	(78,599)
Investing activities:
Investment in subsidiaries	673,391	(876)	(45,037)
Principal payments (advances) on loans to subsidiaries	15,000	(5,000)	122,950
Purchases and sales of premises and equipment	(388)	(782)	(1,905)
Maturity of securities held to maturity	750	1,577	810
Maturity of securities available for sale	66,284	-0	-	-0	-
Purchase of securities available for sale	652	-0	-	(31,875)

Net cash provided (used) by investing activities	755,689	(5,081)	44,943
Financing activities:
(Decrease) in commercial paper borrowings	(5,500)	(11,750)	(10,500)
Cash dividends	(489,817)	(275,475)	(259,207)
Purchase of treasury stock	(187,434)	(49,944)	(358,199)
Proceeds from long-term borrowings	339,536	36,995	749,972
Principal payments on long-term borrowings	(192,876)	(80,892)	(87,580)
Exercise of stock options	130,929	40,292	28,755

Net cash (used) provided by financing activities	(405,162)	(340,774)	63,241

Increase in cash and cash equivalents	633,029	193,840	29,585
Cash and cash equivalents at beginning of year	495,101	301,261	271,676

Cash and cash equivalents at end of year	$1,128,130	$495,101	$301,261

      Aggregate maturities of long-term borrowings in each of the next five years for the parent company only are as follows: $104.1 million in 2005; $0.9 million in 2006; $1.0 million in 2007; $1.5 million in 2008; and $0.7 million in 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 22.	Regulatory Capital Requirements

      Regions and its banking subsidiaries are subject to regulatory capital requirements administered by federal banking agencies. These regulatory capital requirements involve quantitative measures of the Company’s assets, liabilities and certain off-balance sheet items, and also qualitative judgments by the regulators. Failure to meet minimum capital requirements can subject the Company to a series of increasingly restrictive regulatory actions. As of December 31, 2004, the most recent notification from federal banking agencies categorized Regions and its significant subsidiaries as “well capitalized” under the regulatory framework.

      Minimum capital requirements for all banks are Tier 1 Capital of at least 4% of risk-weighted assets, Total Capital of at least 8% of risk-weighted assets and a Leverage Ratio of 3%, plus an additional 100- to 200- basis point cushion in certain circumstances, of adjusted quarterly average assets. Tier 1 Capital consists principally of stockholders’ equity, excluding unrealized gains and losses on securities available for sale, less excess purchase price and certain other intangibles. Total Capital consists of Tier 1 Capital plus certain debt instruments and the allowance for loan losses, subject to limitation.

      Regions’ and its banking subsidiaries’ capital levels at December 31, 2004 and 2003, exceeded the “well capitalized” levels, as shown below:

	December 31, 2004		To Be
			Well
	Amount	Ratio	Capitalized

	(in thousands)
Tier 1 Capital:
Regions Financial Corporation	$5,888,296	9.04%	6.00%
Regions Bank	3,815,602	9.46	6.00
Union Planters Bank, National Association	2,341,127	9.70	6.00
Total Capital:
Regions Financial Corporation	$8,798,702	13.51%	10.00%
Regions Bank	4,462,996	11.07	10.00
Union Planters Bank, National Association	2,834,639	11.75	10.00
Leverage:
Regions Financial Corporation	$5,888,296	7.47%	5.00%
Regions Bank	3,815,602	7.99	5.00
Union Planters Bank, National Association	2,341,127	8.09	5.00

	December 31, 2003		To Be
			Well
	Amount	Ratio	Capitalized

	(in thousands)
Tier 1 Capital:
Regions Financial Corporation	$3,588,581	9.72%	6.00%
Regions Bank	3,605,173	10.14	6.00
Total Capital:
Regions Financial Corporation	$5,340,824	14.46%	10.00%
Regions Bank	4,246,988	11.95	10.00
Leverage:
Regions Financial Corporation	$3,588,581	7.49%	5.00%
Regions Bank	3,605,173	8.05	5.00

      In addition, Regions subsidiaries engaged in mortgage banking must adhere to various U.S. Department of Housing and Urban Development (HUD) regulatory guidelines including required minimum capital to maintain their Federal Housing Administration approved status. Failure to comply with the HUD guidelines

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

could result in withdrawal of this certification. As of December 31, 2004, Regions Mortgage and Equifirst were in compliance with HUD guidelines. Regions Mortgage and Equifirst are also subject to various capital requirements by secondary market investors.

Note 23.	Earnings Per Share

      The following table sets forth the computation of basic net income per share and diluted net income per share. Prior year amounts have been adjusted to reflect the conversion of Regions common stock in connection with the Union Planters transaction. In addition, 2002 net income has been restated for the adoption of EITF 03-6 (see Note 25 “Recent Accounting Pronouncements” to the consolidated financial statements for further discussion).

	2004	2003	2002

	(in thousands except
	per share amounts)
Numerator:
For basic net income per share and diluted net income per share, net income available to common shareholders	$817,745	$651,841	$614,458

Denominator:
For basic net income per share — Weighted average shares outstanding	368,656	274,212	276,936
Effect of dilutive securities:
Stock options	5,076	3,718	4,107

For diluted net income per share	373,732	277,930	281,043

Basic net income per share	$2.22	$2.38	$2.22
Diluted net income per share	$2.19	$2.35	$2.19

Note 24.	Business Segment Information

      Regions’ segment information is presented based on Regions’ primary segments of business. Each segment is a strategic business unit that serves specific needs of Regions’ customers. The Company’s primary segment is Community Banking. Community Banking represents the Company’s branch banking functions and has separate management that is responsible for the operation of that business unit. In addition, Regions has designated as distinct reportable segments the activity of its treasury, mortgage banking, investment banking/brokerage/trust, and insurance divisions. The treasury division includes the Company’s bond portfolio, indirect mortgage lending division, and other wholesale activities. Mortgage banking consists of origination and servicing functions of Regions’ mortgage subsidiaries. Investment banking includes trust activities and all brokerage and investment activities associated with Morgan Keegan. Insurance includes all business associated with commercial insurance, in addition to credit life products sold to consumer customers. The reportable segment designated “Other” includes activity of Regions’ indirect consumer lending division and the parent company. Prior period amounts have been restated to reflect changes in methodology.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following tables present financial information for each reportable segment:

	Total Banking

	Community			Mortgage
	Banking	Treasury	Combined	Banking

	(in thousands)
2004
Net interest income	$1,720,324	$329,519	$2,049,843	$97,650
Provision for loan losses	119,631	2,739	122,370	185
Non-interest income	512,268	12,931	525,199	425,285
Non-interest expense	1,236,874	89,119	1,325,993	431,227
Income taxes (benefit)	309,800	93,972	403,772	36,404

Net income (loss)	$566,287	$156,620	$722,907	$55,119

Average assets	$39,161,663	$17,834,814	$56,996,477	$2,519,781

	Investment
	Banking/
	Brokerage/					Total
	Trust		Insurance		Other	Company

			(in thousands)
Net interest income	$27,223		$2,424		$(64,106)	$2,113,034
Provision for loan losses	-0	-	-0	-	5,945	128,500
Non-interest income	671,089		85,540		(52,759)	1,654,354
Non-interest expense	564,420		65,787		75,879	2,463,306
Income taxes (benefit)	50,257		8,027		(146,643)	351,817

Net income (loss)	$83,635		$14,150		$(52,046)	$823,765

Average assets	$2,635,384		$138,022		$4,548,484	$66,838,148

	Total Banking

	Community			Mortgage
	Banking	Treasury	Combined	Banking

		(in thousands)
2003
Net interest income	$1,164,372	$272,278	$1,436,650	$61,161
Provision for loan losses	114,765	2,668	117,433	31
Non-interest income	338,529	25,672	364,201	288,880
Non-interest expense	857,732	54,551	912,283	211,210
Income taxes (benefit)	172,516	90,274	262,790	53,608

Net income (loss)	$357,888	$150,457	$508,345	$85,192

Average assets	$26,431,947	$14,811,389	$41,243,336	$1,594,692

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Investment
	Banking/
	Brokerage/					Total
	Trust		Insurance		Other	Company

	(in thousands)
Net interest income	$22,299		$2,176		$(47,688)	$1,474,598
Provision for loan losses	-0	-	-0	-	4,036	121,500
Non-interest income	645,896		74,577		(21,241)	1,352,313
Non-interest expense	536,767		55,291		78,288	1,793,839
Income taxes (benefit)	49,371		7,519		(113,557)	259,731

Net income (loss)	$82,057		$13,943		$(37,696)	$651,841

Average assets	$2,756,669		$125,751		$2,755,944	$48,476,392

	Total Banking

	Community			Mortgage
	Banking	Treasury	Combined	Banking

	(in thousands)
2002
Net interest income	$1,156,765	$289,728	$1,446,493	$38,774
Provision for loan losses	120,230	2,277	122,507	66
Non-interest income	324,432	50,995	375,427	201,817
Non-interest expense	850,163	35,655	885,818	174,371
Income taxes (benefit)	169,841	113,547	283,388	23,193

Net income (loss)	$340,963	$189,244	$530,207	$42,961

Average assets	$25,506,228	$13,713,832	$39,220,060	$1,057,992

	Investment
	Banking/
	Brokerage/					Total
	Trust		Insurance		Other	Company

	(in thousands)
Net interest income	$24,259		$2,517		$(14,455)	$1,497,588
Provision for loan losses	-0	-	-0	-	4,927	127,500
Non-interest income	581,322		63,740		981	1,223,287
Non-interest expense	500,726		47,214		116,006	1,724,135
Income taxes (benefit)	38,929		6,769		(102,941)	249,338

Net income (loss)	$65,926		$12,274		$(31,466)	$619,902

Average assets	$2,797,087		$112,785		$2,951,948	$46,139,872

Note 25.	Recent Accounting Pronouncements

      In April 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 149 (Statement 149), “Amendment of FASB Statement No. 133 on Derivative and Hedging Transactions.” Statement 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. Statement 149 was effective for contracts entered into or modified after June 30, 2003. The adoption of Statement 149 did not have a material effect on Regions’ financial position or results of operations.

      In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (Statement 150), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” Statement 150 established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Statement 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise became effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of Statement 150 did not have a material effect on Regions’ financial position or results of operations.

      In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB 51.” In December 2003, the FASB revised FIN 46 to incorporate several FASB Staff Positions and change the effective date. FIN 46 addresses consolidation by business enterprises of variable interest entities (VIE). In general, FIN 46 defines a VIE as any legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 excludes certain interests from its scope including transferors to qualifying special purpose entities subject to Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” and employee benefit plans subject to specific accounting requirements in existing FASB Statements. FIN 46 was effective immediately to VIEs created after January 31, 2003. For variable interests in entities created before February 1, 2003, that are considered to be special-purpose entities, FIN 46 was effective on December 31, 2003, for calendar-year companies. For variable interests in other entities created before February 1, 2003, FIN 46 was effective on March 31, 2004, for calendar-year companies. Regions adopted the provisions of FIN 46 for all variable interests in entities created or modified after January 31, 2003. In addition, Regions adopted FIN 46 on December 31, 2003, for entities created before February 1, 2003, that are considered to be special-purpose entities. The adoption of FIN 46 for special-purpose entities resulted in the deconsolidation of two subsidiary business trusts, which have issued trust-preferred securities. Significant variable interests in VIEs and the impact of the deconsolidation of the two subsidiary business trusts are disclosed in Note 19. FIN 46 was adopted on March 31, 2004, for entities created before February 1, 2003, that are not considered to be special-purpose entities. The adoption of FIN 46 for these entities did not have a material effect on Regions’ financial position or results of operations.

      In December 2003, the FASB revised Statement of Financial Accounting Standards No. 132 (Statement 132), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” The revision was made to improve financial statement disclosures for defined benefit plans. Statement 132, as revised, requires companies to provide more details about their plan assets, benefit obligations, cash flows, benefit costs and other relevant information. In addition to increased annual disclosures, Statement 132, as revised, requires companies to report the various elements of pension and other postretirement benefit costs on a quarterly basis. The revision to Statement 132 is effective for financial statements with fiscal years ending after December 15, 2003. The interim-period disclosures of Statement 132, as revised, are effective for interim periods beginning after December 15, 2003. Regions has adopted the revisions to Statement 132 and the increased required disclosures are in Note 11 “Employee Benefit Plans.”

      In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 03-3 (SOP 03-3), “Accounting for Certain Loans and Debt Securities Acquired in a Transfer.” SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes such loans acquired in purchase business combinations and applies to all nongovernmental entities. SOP 03-3 does not apply to loans originated by the entity. SOP 03-3 limits the yield that may be accreted (accretable yield) to the excess of the investor’s estimate of cash flows expected at acquisition to be collected over the investor’s initial investment of the loan. SOP 03-3 requires that the excess of contractual cash flows over cash flows expected to be collected (nonaccretable difference) not be recognized as an adjustment of yield, loss accrual, or valuation allowance. SOP 03-3 prohibits investors from displaying accretable yield and nonaccretable difference in the balance sheet. Subsequent increases in cash flows expected to be collected generally should be recognized prospectively through adjustment of the loan’s yield over its remaining life.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Decreases in cash flows expected to be collected should be recognized as impairment. SOP 03-3 also prohibits carrying over or creation of valuation allowances in the initial accounting of all loans acquired in a transfer that are within the scope of SOP 03-3. The prohibition of the valuation allowance carryover applies to the purchase of an individual loan, a pool of loans, a group of loans, and loans acquired in a purchase business combination. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004. The Company is currently assessing the impact, if any, SOP 03-3 will have on the results of operations and financial position.

      In December 2003, President Bush signed into law a bill that expands Medicare benefits, primarily adding a prescription drug benefit for Medicare-eligible retirees beginning in 2006. The law also provides a federal subsidy to companies which sponsor postretirement benefit plans that provide prescription drug coverage. FASB Staff Position 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” permitted deferring the recognition of the new Medicare provisions’ impact due to lack of specific authoritative guidance on accounting for the federal subsidy. The Company elected to defer accounting for the effects of this new legislation until the specific authoritative guidance was issued. During the second quarter of 2004, the FASB issued FASB Staff Position 106-2 (FSP 106-2), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” FSP 106-2 provides the final accounting and disclosure requirements related to the new Medicare provisions and was effective for the first interim period beginning after June 15, 2004. The adoption of FAS 106-2 did not have a material effect on Regions’ financial position or results of operations.

      On March 9, 2004, the SEC released Staff Accounting Bulletin No. 105 (SAB 105), “Application of Accounting Principles to Loan Commitments” that requires all registrants to account for mortgage loan interest rate lock commitments related to loans held for sale as written options, effective not later than for commitments entered into after March 31, 2004. The Company enters into such commitments with customers in connection with residential mortgage loan applications. SAB 105 requires the Company to recognize a liability on its balance sheet equal to the fair value of the commitment at the time the loan commitment is issued. As a result, SAB 105 delays the recognition of any revenue related to these commitments until such time as the loan is sold, however, it will have no effect on the ultimate amount of revenue or cash flows recognized over time. The adoption of SAB 105 did not have a material effect on Regions’ financial position or results of operations.

      At its March 31, 2004 meeting, the FASB ratified several consensuses reached by the Emerging Issues Task Force in EITF Issue No. 03-1 (EITF 03-1), “The Meaning of Other-Than-Temporary Impairments and Its Application to Certain Investments.” The consensuses ratified include application guidance for determining whether an other-than-temporary impairment has occurred on certain investments. The application guidance in EITF 03-1 was initially effective in reporting periods beginning after June 15, 2004. On September 15, 2004, the FASB issued proposed FASB Staff Position EITF Issue 03-1-a (FSP 03-1-a) to address the application of EITF 03-1 to debt securities that are impaired solely because of interest-rate and/or sector-spread increases and that are analyzed for impairment under paragraph 16 of EITF 03-1. FSP 03-1-a would be effective for other than temporary impairment evaluations of interest-rate impaired and sector-spread impaired debt securities that are analyzed under paragraph 16 of EITF 03-1 on the last reporting date for the reporting periods ending after the final FSP is posted to the FASB website. On September 30, 2004, the FASB issued FASB Staff Position 03-1-1, which delayed the effective date of paragraphs 10-20 of EITF Issue 03-1. Application of those paragraphs is deferred pending issuance of proposed FSP 03-1-a. Regions is currently assessing the potential impact of the application guidance in EITF 03-1 and the proposed FSP 03-1-a on its securities portfolio.

      At its March 31, 2004 meeting, the FASB ratified the consensuses reached by the Emerging Issues Task Force in EITF Issue No. 03-6 (EITF 03-6), “Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share.” EITF 03-6 concludes that a forward contract to issue an entity’s own shares that has a provision that reduces the contract price per share when dividends are declared on the issuing entity’s common stock is a participating security, and therefore, earnings per share must be

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

calculated using the two-class method under FASB Statement No. 28. EITF 03-6 must be applied in the first reporting period beginning after March 31, 2004, by restating previously reported earnings per share to apply the two-class method to any participating securities that were outstanding for any period presented in comparative financial statements. Regions has adopted the provisions of EITF 03-6 and 2002 net income available to common shareholders has been restated from $619.9 million to $614.5 million.

      On December 16, 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004) (Statement 123(R)), “Share-Based Payment.” Statement 123(R) revises Statement of Financial Accounting Standards No. 123 (Statement 123), “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion No. 25 (Opinion 25), “Accounting for Stock Issued to Employees.” Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. It uses a “modified grant-date” approach in which the fair value of an equity award is estimated on the grant date without regard to service or performance conditions. The fair value is recognized as expense over the requisite service period for all awards that vest. The requisite service period is the period of time over which an employee must provide service in exchange for an award under a share-based payment arrangement, or the vesting period. Statement 123(R) is effective for public companies in the first interim or annual period beginning after June 15, 2005 and allows for two transition alternatives. The modified-prospective-transition method would require companies to recognize expense for share-based payments to employees based on their grant-date fair value from the beginning of the fiscal period in which the recognition provisions are first applied. In addition, expense would be recognized for awards that were granted prior to, but not vested as of, the date Statement 123(R) is adopted based on the same estimate of grant-date fair value used previously under Statement 123 for pro forma footnote disclosure purposes. Statement 123(R) also allows the modified-retrospective-transition method in which companies will restate prior periods by recognizing expense for the amounts previously reported in the pro forma footnote disclosures under the provisions of Statement 123. As permitted by Statement 123, the Company currently accounts for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognizes no expense for employee stock options. Accordingly, the adoption of Statement 123(R) will have an impact on Regions results of operations, although it will have no impact on Regions overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had Regions adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 20 “Stock Options and Long-Term Incentive Plans.”

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 26.	Summary of Quarterly Results of Operations, Common Stock Market Prices and Dividends (Unaudited)

	Three Months Ended

	Mar. 31	June 30	Sept. 30	Dec. 31

	(in thousands, except per share amounts)
2004
Total interest income	$535,682	$537,880	$925,677	$956,446
Total interest expense	156,685	157,017	249,774	279,175

Net interest income	378,997	380,863	675,903	677,271
Provision for loan losses	15,000	25,000	43,500	45,000

Net interest income after provision for loan losses	363,997	355,863	632,403	632,271
Total non-interest income, excluding securities gains	345,177	330,724	456,303	459,064
Securities gains	12,803	149	49,937	197
Total non-interest expense	483,596	458,243	772,908	748,559
Income taxes	69,846	66,469	108,989	106,513

Net income	$168,535	$162,024	$256,746	$236,460

Net income available to common shareholders	$166,572	$159,263	$255,450	$236,460

Per share:
Net income	$.61	$.59	$.55	$.51
Net income, diluted	.60	.58	.55	.50
Cash dividends declared	.33	.33	.33	.33
Market price:
Low	28.71	27.26	29.24	32.93
High	33.95	31.15	33.59	35.97
2003
Total interest income	$575,986	$561,946	$540,921	$540,277
Total interest expense	216,083	195,645	172,045	160,759

Net interest income	359,903	366,301	368,876	379,518
Provision for loan losses	31,500	30,000	30,000	30,000

Net interest income after provision for loan losses	328,403	336,301	338,876	349,518
Total non-interest income, excluding securities gains (losses)	319,272	346,589	337,733	323,061
Securities gains (losses)	9,898	15,799	(37)	(2)
Total non-interest expense	435,755	468,249	446,198	443,637
Income taxes	63,218	65,674	65,652	65,187

Net income	$158,600	$164,766	$164,722	$163,753

Net income available to common shareholders	$158,600	$164,766	$164,722	$163,753

Per share:
Net income	$.58	$.60	$.60	$.60
Net income, diluted	.57	.59	.59	.59
Cash dividends declared	.24	.24	.26	.26
Market price:
Low	24.16	25.53	26.97	27.74
High	28.61	29.52	29.77	30.70

      All prior quarterly per-share amounts and market prices have been adjusted to reflect the exchange, of Regions’ common stock, in connection with the Union Planters transaction using a 1.2346 share exchange ratio (see Note 18 “Business Combinations” to the consolidated financial statements for further discussion).

      Regions Common Stock trades on the New York Stock Exchange under the symbol RF. At December 31, 2004, there were 77,715 shareholders of record of Regions Financial Corporation Common Stock.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

      Not Applicable.

Item 9A.	Controls and Procedures

      Based on an evaluation, as of the end of the period covered by this Form 10-K, under the supervision and with the participation of Regions’ management, including its Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and the Chief Financial Officer have concluded that Regions’ disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Act of 1934) are effective. During the fourth fiscal quarter of the year ended December 31, 2004, there have been no changes in Regions’ internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Regions’ control over financial reporting.

Report on Management’s Assessment of Internal Control over Financial Reporting

      Management of Regions is responsible for establishing and maintaining adequate internal control over financial reporting. Regions’ internal control system was designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

      All internal control systems, no matter how well designed, have inherent limitations and may not prevent or detect misstatements in the Company’s financial statements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

      Regions’ management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its Internal Control-Integrated Framework. Based on our assessment, we believe that, as of December 31, 2004, the Company’s internal control over financial reporting is effective based on those criteria.

      Regions’ independent registered public accounting firm has issued an audit report on our assessment of the Company’s internal control over financing reporting. This report appears on the following page.

/s/ Carl E. Jones, Jr.	/s/ D. Bryan Jordan

Carl E. Jones, Jr.	D. Bryan Jordan
Chairman of the Board	Executive Vice President
and Chief Executive Officer	and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders of

Regions Financial Corporation

      We have audited management’s assessment, included in the accompanying Report on Management’s Assessment of Internal Control over Financial Reporting, that Regions Financial Corporation maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Regions Financial Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

      In our opinion, management’s assessment that Regions Financial Corporation maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Regions Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of condition of Regions Financial Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, cash flows, and changes in stockholders’ equity for each of the three years in the period ended December 31, 2004, and our report dated March 10, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

March 10, 2005

Item 9B.	Other Information

      Not Applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      All information presented under the captions “Information On Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” of the registrant’s proxy statement expected to be filed on approximately April 4, 2005, is incorporated herein by reference.

      Executive officers of the registrant as of December 31, 2004, are as follows:

		Position and
		Offices Held with	Officer
Executive Officer	Age	Registrant and Subsidiaries	Since*

Carl E. Jones, Jr.	64	Chairman, Director, and Chief Executive Officer, registrant, Regions Bank and UPBNA; Director Regions Interstate Billing Service, Inc., and EFC Holdings Corporation.	1983
Jackson W. Moore	56	Director, President and CEO Designate, registrant, Regions Bank and UPBNA.	1989
Richard D. Horsley	62	Vice Chairman, Director and Chief Operating Officer, registrant, Regions Bank and UPBNA; Director and Vice President, Regions Agency, Inc.; Director, Regions Life Insurance Company and EFC Holdings Corporation.	1972
Allen B. Morgan, Jr.	62	Vice Chairman, Director, registrant, Regions Bank and UPBNA; Chairman and Director Morgan Keegan & Company, Inc.	2001
John I. Fleischauer, Jr.	56	Regional President/ West Region; Director, Regions Bank and UPBNA.	1999
Adolfo Henriques**	51	Regional President/ South Region; Director, Regions Bank and UPBNA.	1998
Peter D. Miller	58	Regional President/ East Region; Director, Regions Bank and UPBNA.	1996
Steve J. Schenck	56	Regional President/ Midwest Region, Director, Regions Bank and UPBNA.	1999
Samuel E. Upchurch Jr.	53	Regional President/ Central Region; Director, Regions Bank, UPBNA, Regions Interstate Billing Service, Inc., EFC Holdings Corporation, and Rebsamen Insurance, Inc.	1994
John V. White, Jr.	57	Regional President/ Midsouth Region, Director, Regions Bank and UPBNA.	2000
William E. Askew	55	Executive Vice President — Retail Banking Division, registrant, Regions Bank and UPBNA.	1987

		Position and
		Offices Held with	Officer
Executive Officer	Age	Registrant and Subsidiaries	Since*

D. Bryan Jordan	43	Executive Vice President and Chief Financial Officer, registrant, Regions Bank and UPBNA; Director and President, Regions Asset Management Company, Inc. and RAMCO-FL Holding, Inc.; Director, Regions Bank, UPBNA and Rebsamen Insurance, Inc.	2000
E. Cris Stone	62	Executive Vice President — Corporate Banking, registrant, Regions Bank and UPBNA; Director and Vice President, Regions Financial Leasing, Inc.; Director Regions Bank and Regions Interstate Billing Service, Inc.	1988
David C. Gordon	56	Executive Vice President — Operations Division, registrant, Regions Bank and UPBNA; Director Regions Bank and UPBNA.	2003
Robert A. Goethe	50	Chief Executive Officer — Regions Mortgage; Director Regions Bank and UPBNA.	2003
Ronald C. Jackson	48	Senior Vice President and Comptroller, registrant, Regions Bank and UPBNA; Director and Secretary/ Treasurer, Regions Asset Management Company, Inc.; Secretary/ Treasurer, RAMCO-FL Holding, Inc.	2003

*	The years indicated are those in which the individual was first deemed to be an executive officer of registrant, including its predecessor companies former Regions Financial Corporation and Union Planters Corporation.

**	Mr. Henriques resigned from Regions during the first quarter of 2005.

Item 11.	Executive Compensation

      All information presented under the caption “Executive Compensation and Other Transactions”, excluding the information under the subheading “Compensation Committee Executive Compensation Report” of the registrant’s proxy statement expected to be filed on approximately April 4, 2005, is incorporated herein by reference. All information presented under the caption “Executive Compensation Report” of the registrant’s proxy statement expected to be filed on approximately April 4, 2005, is specifically not incorporated by reference herein.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      All information presented under the captions “Voting Securities and Principal Holders Thereof” and “Information on Directors” of the registrant’s proxy statement expected to be filed on approximately April 4, 2005, are incorporated herein by reference.

Equity Compensation Plan Information

      The following table gives information about the common stock that may be issued upon the exercise of options, warrants and rights under all of Regions existing equity compensation plans as of December 31, 2004.

			Number of Securities
	Number of Securities		Remaining Available for
	to be Issued Upon	Weighted Average	Future Issuance Under Equity
	Exercise of	Exercise Price of	Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
Plan Category	Warrants and Rights	Warrants and Rights	Reflected in First Column)

Equity Compensation Plans Approved by Stockholders	32,398,232 (a)	$27.27	14,087,599	(b)
Equity Compensation Plans Not Approved by Stockholders(c)	8,097,971	$25.39	-0	-

Total	40,496,203	$26.89	14,087,599

(a)	Does not include outstanding restricted stock awards.

(b)	Includes shares available for future issuance under the 1999 Long Term Incentive Plan of former Regions Financial Corporation and the 1992 Stock Incentive Plan of Union Planters Corporation, both assumed by Regions in connection with the merger.

(c)	Consists of outstanding stock issued under certain plans assumed by Regions in connection with business combinations. In each instance, the number of shares subject to option and the exercise price of outstanding options have been adjusted to reflect the applicable exchange ratio.

Item 13.	Certain Relationships and Related Transactions

      All information presented under the caption “Other Transactions,” of the registrant’s proxy statement expected to be filed on approximately April 4, 2005, are incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

      All information presented under the caption “Audit Fees, Audit-Related Fees, Tax Fees and All Other Fees,” of the registrant’s definitive proxy statement expected to be filed on approximately April 4, 2005, are incorporated herein by reference.

Item 15.	Exhibits, Financial Statement Schedules

      (A)1. Consolidated Financial Statements. The following consolidated financial statements are included in Item 8 of this report:

      Report of Independent Registered Public Accounting Firm;

      Consolidated Statements of Condition — December 31, 2004 and 2003;

      Consolidated Statements of Income — Years ended December 31, 2004, 2003 and 2002;

      Consolidated Statements of Cash Flows — Years ended December 31, 2004, 2003 and 2002;

Consolidated Statements of Changes in Stockholders’ Equity — Years ended December 31, 2004, 2003 and 2002; and

      Notes to Consolidated Financial Statements.

      2. Consolidated Financial Statement Schedules. The following consolidated financial statement schedules are included in Item 8 hereto:

      None. The Schedules to consolidated financial statements are not required under the related instructions or are inapplicable.

      (b) Exhibits. The exhibits indicated below are either included or incorporated by reference as indicated.

SEC Assigned
Exhibit Number			Description of Exhibits

3.1		—	Certificate of Incorporation as last amended on July 1, 2004, incorporated by reference to exhibit 3.1 to Form 10-Q filed by the registrant on August 6, 2004.
3.2		—	Bylaws as last amended on December 20, 2004.
4		—	Instruments defining the rights of security holders, including indentures. The registrant hereby agrees to furnish to the Commission upon request copies of instruments defining the rights of holders of long term debt of the registrant and its consolidated subsidiaries; the total amount of such debt does not exceed 10% of the assets of the registrant and its subsidiaries on a consolidated basis.
10	.1*	—	Regions 1988 Stock Option Plan, incorporated by reference to exhibit 10.1 to Form 10-K filed by former Regions Financial Corporation on March 24, 2003.
10	.2*	—	Regions Amended and Restated 1991 Long-Term Incentive Plan.
10	.3*	—	Regions 1999 Long-Term Incentive Plan.
10	.4*	—	Union Planters Corporation 1992 Stock Incentive Plan as Amended and Restated February 19, 2002, incorporated by reference to exhibit 10(b) to Form 10-Q filed by Union Planters Corporation on August 12, 2002.
10	.5*	—	Union Planters 1998 Stock Incentive Plan for Officers and Employees, as amended, incorporated by reference to exhibit 10(c) to Form 10-K filed by Union Planters Corporation on March 14, 2003.
10	.6*	—	Morgan Keegan 2000 Equity Compensation Plan, incorporated by reference to exhibit 4.1 to Form S-8 registration statement filed by former Regions Financial Corporation on April 10, 2001, file no. 333-58638.
10	.7*	—	Regions Supplemental Executive Retirement Plan, as amended, incorporated by reference to exhibit 10.5 to Form 10-K filed by former Regions Financial Corporation on March 24, 2003.
10	.8*	—	Union Planters Corporation Amended and Restated 1996 Deferred Compensation Plan for Executives, incorporated by reference to exhibit 10 to Form 10-Q filed by Union Planters Corporation on November 13, 2002.
10	.9*	—	Trust Under Union Planters Corporation Deferred Compensation Plan for Executives, incorporated by reference to exhibit 10(m) to Form 10-Q filed by Union Planters Corporation on November 12, 1999.
10	.10*	—	Amendment to Trust Under Union Planters Corporation Deferred Compensation Plan for Executives, incorporated by reference to exhibit 10(n) to Form 10-Q filed by Union Planters Corporation on November 12, 1999.
10	.11*	—	Regions Directors’ Deferred Stock Investment Plan, as amended, incorporated by reference to exhibit 10.6 to Form 10-K filed by former Regions Financial Corporation on March 24, 2003.
10	.12*	—	Regions Supplemental 401(k) Plan, incorporated by reference to exhibit 2.1 to Form S-8 registration statement filed by former Regions Financial Corporation on December 27, 2000, file no. 333-52764.
10	.13*	—	Union Planters Corporation 2002 Senior Management Performance Incentive Plan, incorporated by reference to exhibit 10(a) to Form 10-Q filed by Union Planters Corporation on August 12, 2002.
10	.14*	—	Union Planters Corporation Supplemental Retirement Plan for Executive Officers.
10	.15*	—	Amendment to Union Planters Corporation Supplemental Executive Retirement Plan for Executive Officers.
10	.16*	—	Amended and Restated Trust Under Union Planters Corporation Supplemental Executive Retirement Plan for Certain Executive Officers.

SEC Assigned
Exhibit Number			Description of Exhibits

10	.17*	—	Amended Executive Financial Service Plan 2000, incorporated by reference to exhibit 10(bb) to Form 10-K filed by Union Planters Corporation on March 23, 2001.
10	.18*	—	Regions Management Incentive Plan Amended and Restated as of January 1, 1999.
10.19		—	Form of deferred compensation agreement implementing deferred compensation arrangements with certain directors who were formerly directors of Union Planters Corporation.
10	.20*	—	Employment Agreement dated as of September 1, 2001, between registrant and Carl E. Jones, Jr., Chairman and Chief Executive Officer, incorporated by reference to exhibit 10.4 to Form 10-K filed by former Regions Financial Corporation on March 22, 2002.
10	.21*	—	Amended and Restated Employment Agreement dated April 17, 1997, between registrant and Jackson W. Moore, Vice Chairman, President and CEO Designate, with amendment dated as of September 26, 2000, and amendment dated as of January 22, 2004.
10	.22*	—	Supplemental Executive Retirement Agreement between registrant and Jackson W. Moore, dated February 23, 1995, with amendment dated as of April 17, 1997, Amendment No. 2 dated as of August 31, 1999, Amendment No. 3 dated as of January 22, 2004, and Letter Agreement regarding the Supplemental Executive Retirement Agreement between registrant and Jackson W. Moore, dated as of January 22, 2004.
10	.23*	—	Employment Agreement dated as of September 1, 2001, between registrant and Richard D. Horsley, Chief Operating Officer, incorporated by reference to exhibit 10.5 to Form 10-K filed by former Regions Financial Corporation on March 22, 2002.
10	.24*	—	Employment Agreement dated as of September 1, 2001, between registrant and Allen B. Morgan, Jr., Chairman of Morgan Keegan & Company, Inc., incorporated by reference to exhibit 10.6 to Form 10-K filed by former Regions Financial Corporation on March 22, 2002.
10	.25*	—	Employment Agreement dated as of September 1, 2001, between registrant and John I. Fleischauer, Jr., Regional President, incorporated by reference to exhibit 10.7 to Form 10-K filed by former Regions Financial Corporation on March 22, 2002.
10	.26*	—	Employment Agreement dated as of September 1, 2001, between registrant and Peter D. Miller, Regional President, incorporated by reference to exhibit 10.8 to Form 10-K filed by former Regions Financial Corporation on March 22, 2002.
10	.27*	—	Employment Agreement dated as of January 1, 2003, between the registrant and Samuel E. Upchurch, Jr., Regional President, incorporated by reference to exhibit 10.17 to Form 10-K filed by former Regions Financial Corporation on March 24, 2003.
10	.28*	—	Employment Agreement dated as of March 5, 1999, between registrant and Steve J. Schenck, Regional President, incorporated by reference to exhibit 10(ee) to Form 10-K filed by Union Planters Corporation on March 23, 2001.
10	.29*	—	Employment Agreement dated as of May 1, 2000, between registrant and John V. White, Jr., Regional President, incorporated by reference to exhibit 10(ff) to Form 10-K filed by Union Planters Corporation on March 23, 2001.
10	.30*	—	Employment Agreement dated as of September 1, 2001, between registrant and William E. Askew, Executive Vice President, incorporated by reference to exhibit 10.10 to Form 10-K filed by former Regions Financial Corporation on March 22, 2002.
10	.31*	—	Employment Agreement dated as of January 1, 2003, between registrant and D. Bryan Jordan, Executive Vice President and Chief Financial Officer, incorporated by reference to exhibit 10.18 to Form 10-K filed by former Regions Financial Corporation on March 24, 2003.

SEC Assigned
Exhibit Number			Description of Exhibits

10	.32*	—	Employment Agreement dated as of January 1, 2003, between registrant and David C. Gordon, Executive Vice President, incorporated by reference to exhibit 10.19 to Form 10-K filed by former Regions Financial Corporation on March 24, 2003.
10	.33*	—	Employment Agreement dated as of January 1, 2003, between registrant and Robert A. Goethe, Chief Executive Officer, Regions Mortgage, incorporated by reference to exhibit 10.20 to Form 10-K filed by former Regions Financial Corporation on March 24, 2003.
10	.34*	—	Employment Agreement dated as of September 1, 2001, between registrant and E. Cris Stone, Executive Vice President, incorporated by reference to exhibit 10.11 to Form 10-K filed by former Regions Financial Corporation on March 22, 2002.
12		—	Statements re computation of ratios of earnings to fixed charges.
21		—	List of subsidiaries of registrant.
23		—	Consent of independent registered public accounting firm.
31.1		—	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		—	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32		—	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Compensatory plan or agreement.

      Copies of the exhibits are available to stockholders upon request to:

      Investor Relations

      417 North 20th Street
      Post Office Box 10247
      Birmingham, Alabama 35202-0247

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGIONS FINANCIAL CORPORATION

By:	/s/ Carl E. Jones, Jr.

Carl E. Jones, Jr.
Chairman and Chief Executive Officer

Date: March 11, 2005

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Carl E. Jones, Jr. Carl E. Jones, Jr.	Chairman, Chief Executive Officer, and Director (principal executive officer)	March 11, 2005

/s/ Jackson W. Moore Jackson W. Moore	President, CEO Designate, and Director	March 11, 2005

/s/ D. Bryan Jordan D. Bryan Jordan	Executive Vice President and Chief Financial Officer (principal financial officer)	March 11, 2005

/s/ Ronald C. Jackson Ronald C. Jackson	Senior Vice President and Comptroller (principal accounting officer)	March 11, 2005

/s/ Richard D. Horsley Richard D. Horsley	Vice Chairman, Director and Chief Operating Officer	March 11, 2005

/s/ Allen B. Morgan, Jr. Allen B. Morgan, Jr.	Vice Chairman, Director and Chairman, Morgan Keegan & Company, Inc.	March 11, 2005

/s/ Albert M. Austin Albert M. Austin	Director	March 11, 2005

/s/ Samuel W. Bartholomew, Jr. Samuel W. Bartholomew, Jr.	Director	March 11, 2005

/s/ George W. Bryan George W. Bryan	Director	March 11, 2005

/s/ James S. M. French James S.M. French	Director	March 11, 2005

/s/ Margaret H. Greene Margaret H. Greene	Director	March 11, 2005

Signature	Title	Date

/s/ James E. Harwood James E. Harwood	Director	March 11, 2005

/s/ Parnell S. Lewis, Jr. Parnell S. Lewis, Jr.	Director	March 11, 2005

/s/ Susan W. Matlock Susan W. Matlock	Director	March 11, 2005

/s/ Jorge M. Perez Jorge M. Perez	Director	March 11, 2005

/s/ Malcolm Portera Malcolm Portera	Director	March 11, 2005

/s/ Lou Ann Poynter Lou Ann Poynter	Director	March 11, 2005

/s/ John R. Roberts John R. Roberts	Director	March 11, 2005

/s/ Michael S. Starnes Michael S. Starnes	Director	March 11, 2005

/s/ W. Woodrow Stewart W. Woodrow Stewart	Director	March 11, 2005

/s/ Lee J. Styslinger, III Lee J. Styslinger, III	Director	March 11, 2005

/s/ Richard A. Trippeer, Jr. Richard A. Trippeer, Jr.	Director	March 11, 2005

/s/ Robert R. Waller Robert R. Waller	Director	March 11, 2005

/s/ John H. Watson John H. Watson	Director	March 11, 2005

/s/ C. Kemmons Wilson, Jr. C. Kemmons Wilson, Jr.	Director	March 11, 2005

/s/ Spence L. Wilson Spence L. Wilson	Director	March 11, 2005

/s/ Harry W. Witt Harry W. Witt	Director	March 11, 2005

Exhibit Index

SEC Assigned
Exhibit Number			Description of Exhibits

3.1		—	Certificate of Incorporation as last amended on July 1, 2004, incorporated by reference to exhibit 3.1 to Form 10-Q filed by the registrant on August 6, 2004.
3.2		—	Bylaws as last amended on December 20, 2004.
4		—	Instruments defining the rights of security holders, including indentures. The registrant hereby agrees to furnish to the Commission upon request copies of instruments defining the rights of holders of long term debt of the registrant and its consolidated subsidiaries; the total amount of such debt does not exceed 10% of the assets of the registrant and its subsidiaries on a consolidated basis.
10	.1*	—	Regions 1988 Stock Option Plan, incorporated by reference to exhibit 10.1 to Form 10-K filed by former Regions Financial Corporation on March 24, 2003.
10	.2*	—	Regions Amended and Restated 1991 Long-Term Incentive Plan.
10	.3*	—	Regions 1999 Long-Term Incentive Plan.
10	.4*	—	Union Planters Corporation 1992 Stock Incentive Plan as Amended and Restated February 19, 2002, incorporated by reference to exhibit 10(b) to Form 10-Q filed by Union Planters Corporation on August 12, 2002.
10	.5*	—	Union Planters 1998 Stock Incentive Plan for Officers and Employees, as amended, incorporated by reference to exhibit 10(c) to Form 10-K filed by Union Planters Corporation on March 14, 2003.
10	.6*	—	Morgan Keegan 2000 Equity Compensation Plan, incorporated by reference to exhibit 4.1 to Form S-8 registration statement filed by former Regions Financial Corporation on April 10, 2001, file no. 333-58638.
10	.7*	—	Regions Supplemental Executive Retirement Plan, as amended, incorporated by reference to exhibit 10.5 to Form 10-K filed by former Regions Financial Corporation on March 24, 2003.
10	.8*	—	Union Planters Corporation Amended and Restated 1996 Deferred Compensation Plan for Executives, incorporated by reference to exhibit 10 to Form 10-Q filed by Union Planters Corporation on November 13, 2002.
10	.9*	—	Trust Under Union Planters Corporation Deferred Compensation Plan for Executives, incorporated by reference to exhibit 10(m) to Form 10-Q filed by Union Planters Corporation on November 12, 1999.
10	.10*	—	Amendment to Trust Under Union Planters Corporation Deferred Compensation Plan for Executives, incorporated by reference to exhibit 10(n) to Form 10-Q filed by Union Planters Corporation on November 12, 1999.
10	.11*	—	Regions Directors’ Deferred Stock Investment Plan, as amended, incorporated by reference to exhibit 10.6 to Form 10-K filed by former Regions Financial Corporation on March 24, 2003.
10	.12*	—	Regions Supplemental 401(k) Plan, incorporated by reference to exhibit 2.1 to Form S-8 registration statement filed by former Regions Financial Corporation on December 27, 2000, file no. 333-52764.
10	.13*	—	Union Planters Corporation 2002 Senior Management Performance Incentive Plan, incorporated by reference to exhibit 10(a) to Form 10-Q filed by Union Planters Corporation on August 12, 2002.
10	.14*	—	Union Planters Corporation Supplemental Retirement Plan for Executive Officers.
10	.15*	—	Amendment to Union Planters Corporation Supplemental Executive Retirement Plan for Executive Officers.
10	.16*	—	Amended and Restated Trust Under Union Planters Corporation Supplemental Executive Retirement Plan for Certain Executive Officers.
10	.17*	—	Amended Executive Financial Service Plan 2000, incorporated by reference to exhibit 10(bb) to Form 10-K filed by Union Planters Corporation on March 23, 2001.

SEC Assigned
Exhibit Number			Description of Exhibits

10	.18*	—	Regions Management Incentive Plan Amended and Restated as of January 1, 1999.
10.19		—	Form of deferred compensation agreement implementing deferred compensation arrangements with certain directors who were formerly directors of Union Planters Corporation.
10	.20*	—	Employment Agreement dated as of September 1, 2001, between registrant and Carl E. Jones, Jr., Chairman and Chief Executive Officer, incorporated by reference to exhibit 10.4 to Form 10-K filed by former Regions Financial Corporation on March 22, 2002.
10	.21*	—	Amended and Restated Employment Agreement dated April 17, 1997, between registrant and Jackson W. Moore, Vice Chairman, President and CEO Designate, with amendment dated as of September 26, 2000, and amendment dated as of January 22, 2004.
10	.22*	—	Supplemental Executive Retirement Agreement between registrant and Jackson W. Moore, dated February 23, 1995, with amendment dated as of April 17, 1997, Amendment No. 2 dated as of August 31, 1999, Amendment No. 3 dated as of January 22, 2004, and Letter Agreement regarding the Supplemental Executive Retirement Agreement between registrant and Jackson W. Moore, dated as of January 22, 2004.
10	.23*	—	Employment Agreement dated as of September 1, 2001, between registrant and Richard D. Horsley, Chief Operating Officer, incorporated by reference to exhibit 10.5 to Form 10-K filed by former Regions Financial Corporation on March 22, 2002.
10	.24*	—	Employment Agreement dated as of September 1, 2001, between registrant and Allen B. Morgan, Jr., Chairman of Morgan Keegan & Company, Inc., incorporated by reference to exhibit 10.6 to Form 10-K filed by former Regions Financial Corporation on March 22, 2002.
10	.25*	—	Employment Agreement dated as of September 1, 2001, between registrant and John I. Fleischauer, Jr., Regional President, incorporated by reference to exhibit 10.7 to Form 10-K filed by former Regions Financial Corporation on March 22, 2002.
10	.26*	—	Employment Agreement dated as of September 1, 2001, between registrant and Peter D. Miller, Regional President, incorporated by reference to exhibit 10.8 to Form 10-K filed by former Regions Financial Corporation on March 22, 2002.
10	.27*	—	Employment Agreement dated as of January 1, 2003, between the registrant and Samuel E. Upchurch, Jr., Regional President, incorporated by reference to exhibit 10.17 to Form 10-K filed by former Regions Financial Corporation on March 24, 2003.
10	.28*	—	Employment Agreement dated as of March 5, 1999, between registrant and Steve J. Schenck, Regional President, incorporated by reference to exhibit 10(ee) to Form 10-K filed by Union Planters Corporation on March 23, 2001.
10	.29*	—	Employment Agreement dated as of May 1, 2000, between registrant and John V. White, Jr., Regional President, incorporated by reference to exhibit 10(ff) to Form 10-K filed by Union Planters Corporation on March 23, 2001.
10	.30*	—	Employment Agreement dated as of September 1, 2001, between registrant and William E. Askew, Executive Vice President, incorporated by reference to exhibit 10.10 to Form 10-K filed by former Regions Financial Corporation on March 22, 2002.
10	.31*	—	Employment Agreement dated as of January 1, 2003, between registrant and D. Bryan Jordan, Executive Vice President and Chief Financial Officer, incorporated by reference to exhibit 10.18 to Form 10-K filed by former Regions Financial Corporation on March 24, 2003.
10	.32*	—	Employment Agreement dated as of January 1, 2003, between registrant and David C. Gordon, Executive Vice President, incorporated by reference to exhibit 10.19 to Form 10-K filed by former Regions Financial Corporation on March 24, 2003.

SEC Assigned
Exhibit Number			Description of Exhibits

10	.33*	—	Employment Agreement dated as of January 1, 2003, between registrant and Robert A. Goethe, Chief Executive Officer, Regions Mortgage, incorporated by reference to exhibit 10.20 to Form 10-K filed by former Regions Financial Corporation on March 24, 2003.
10	.34*	—	Employment Agreement dated as of September 1, 2001, between registrant and E. Cris Stone, Executive Vice President, incorporated by reference to exhibit 10.11 to Form 10-K filed by former Regions Financial Corporation on March 22, 2002.
12		—	Statements re computation of ratios of earnings to fixed charges.
21		—	List of subsidiaries of registrant.
23		—	Consent of independent registered public accounting firm.
31.1		—	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		—	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32		—	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Compensatory plan or agreement.