Form 10-Q
period 2005-03-31
REGIONS FINANCIAL CORP
filed 2005-05-09
CIK 1281761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2005
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

The number of shares outstanding of each of the issuer's classes of common stock was 463,910,454 shares of common stock, par value $.01, outstanding as of April 30, 2005.

	REGIONS FINANCIAL COPORATION

	INDEX

		Page Number
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Consolidated Statements of Condition -
	March 31, 2005, December 31, 2004
	and March 31, 2004	4

	Consolidated Statements of Income -
	Three months ended
	March 31, 2005 and March 31, 2004	5

	Consolidated Statement of Stockholders' Equity -
	Three months ended March 31, 2005	6

	Consolidated Statements of Cash Flows -
	Three months ended March 31, 2005 and
	March 31, 2004	7

	Notes to Consolidated Financial Statements	8

Item 2.	Management's Discussion and Analysis of
	Financial Condition and Results of Operations	21

Item 3.	Qualitative and Quantitative Disclosures about
	Market Risk	52

Item 4.	Controls and Procedures	52

PART II.	OTHER INFORMATION

Item 2.	Issuer Purchase of Equity Securities	52

Item 6.	Exhibits and Reports on Form 8-K	53

SIGNATURES		54

Forward Looking Statements

This Quarterly Report on Form 10-Q, other periodic reports filed by Regions Financial Corporation ("the Company") under the Securities Exchange Act of 1934, as amended, and any other written or oral statements made by or on behalf of Regions may include forward looking statements which reflect Regions' current views with respect to future events and financial performance. Such forward-looking statements are made in good faith by Regions pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements are based on current expectations and general assumptions and are subject to various risks, uncertainties, and other factors that may cause actual results to differ materially from the views, beliefs, and projections expressed in such statements. These risks, uncertainties and other factors include, but are not limited to, those described below.

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
  Regions' ability to effectively manage interest rate risk, market risk, credit risk and operational risk.
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

The words "believe," "expect," "anticipate," "project," and similar expressions signify forward looking statements. Readers are cautioned not to place undue reliance on any forward looking statements made by or on behalf of Regions. Any such statement speaks only as of the date the statement was made. Regions undertakes no obligation to update or revise any forward looking statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION
(DOLLAR AMOUNTS IN THOUSANDS) (UNAUDITED)
	March 31,	December 31,	March 31,
ASSETS	2005	2004	2004

Cash and due from banks	$ 1,978,199	$ 1,853,399	$ 970,762
Interest-bearing deposits in other banks	126,678	115,018	102,408
Securities held to maturity	31,893	31,152	31,990
Securities available for sale	12,182,651	12,585,437	8,473,044
Trading account assets	953,364	928,676	790,864
Loans held for sale	1,976,967	1,783,331	1,436,812
Federal funds sold and securities
purchased under agreements to resell	521,093	717,563	594,064
Margin receivables	551,075	477,813	547,955
Loans	58,169,485	57,735,564	33,000,869
Unearned income	(204,982)	(208,610)	(231,119)

Loans, net of unearned income	57,964,503	57,526,954	32,769,750
Allowance for loan losses	(760,032)	(754,721)	(455,566)

Net loans	57,204,471	56,772,233	32,314,184
Premises and equipment	1,108,469	1,089,094	631,186
Interest receivable	337,383	345,563	182,116
Due from customers on acceptances	41,313	31,982	35,058
Excess purchase price	4,997,232	4,992,563	1,089,308
Mortgage servicing rights	425,180	396,553	113,099
Other identifiable intangible assets	344,447	356,880	5,363
Other assets	1,503,217	1,629,181	1,458,730

	$84,283,632	$84,106,438	$48,776,943

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Non-interest-bearing	$ 11,655,721	$ 11,424,137	$ 5,918,325
Interest-bearing	47,931,950	47,242,886	25,507,248

Total deposits	59,587,671	58,667,023	31,425,573
Borrowed Funds:
Short-term borrowings:
Federal funds purchased and securities
sold under agreements to repurchase	4,212,431	4,679,926	4,447,518
Other short-term borrowings	1,240,292	1,315,685	1,441,916

Total short-term borrowings	5,452,723	5,995,611	5,889,434
Long-term borrowings	7,153,910	7,239,585	5,768,131

Total borrowed funds	12,606,633	13,235,196	11,657,565
Bank acceptances outstanding	41,313	31,982	35,058
Other liabilities	1,402,872	1,422,780	1,232,289

Total liabilities	73,638,489	73,356,981	44,350,485
Stockholders' Equity:
Preferred stock, par value $1.00 a share:
Authorized 10,000,000, 10,000,000, 5,000,000 shares, respectively	-0-	-0-	-0-
Common stock, par value $.01, $.01, and $.625 a share, respectively:
Authorized 1,500,000,000, 1,500,000,000, and
500,000,000 shares, respectively;
issued, including treasury stock,
468,554,363; 467,084,489; and
224,282,416 shares, respectively	4,686	4,671	140,177
Surplus	7,178,669	7,126,408	1,000,479
Undivided profits	3,746,113	3,662,971	3,407,590
Treasury stock, at cost 5,325,500; 843,000;
and 5,543,000 shares, respectively	(176,252)	(29,395)	(206,825)
Unearned restricted stock	(60,849)	(65,451)	(15,075)
Accumulated other comprehensive (loss) income	(47,224)	50,253	100,112

Total Stockholders' Equity	10,645,143	10,749,457	4,426,458

	$84,283,632	$84,106,438	$48,776,943

See notes to consolidated financial statements

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)

	Three Months Ended
	March 31,

	2005	2004

Interest Income:
Interest and fees on loans	$810,834	$411,012
Interest on securities:
Taxable interest income	122,752	86,557
Tax-exempt interest income	7,016	5,661

Total Interest on Securities	129,768	92,218
Interest on loans held for sale	31,180	19,971
Interest on margin receivables	6,142	4,192
Interest on federal funds sold and securities purchased under agreements to resell	3,053	1,378
Interest on time deposits in other banks	435	22
Interest on trading account assets	10,564	6,889

Total Interest Income	991,976	535,682

Interest Expense:
Interest on deposits	199,892	84,054
Interest on short-term borrowings	38,978	19,651
Interest on long-term borrowings	72,535	52,980

Total Interest Expense	311,405	156,685

Net Interest Income	680,571	378,997
Provision for loan losses	30,000	15,000

Net Interest Income After Provision for Loan Losses	650,571	363,997

Non-Interest Income:
Brokerage and investment banking	144,490	138,203
Trust department income	31,990	20,691
Service charges on deposit accounts	123,818	71,868
Mortgage servicing and origination fees	39,312	21,584
Securities (losses) gains, net	(33,966)	12,803
Other	113,158	92,831

Total Non-Interest Income	418,802	357,980

Non-Interest Expense:
Salaries and employee benefits	437,658	286,903
Net occupancy expense	54,284	27,800
Furniture and equipment expense	32,209	18,130
Other	197,687	150,763

Total Non-Interest Expense	721,838	483,596

Income Before Income Taxes	347,535	238,381
Applicable income taxes	105,894	69,846

Net Income	$241,641	$168,535

Net Income Available to Common Shareholders	$241,641	$166,572

Average number of shares outstanding	465,122	273,270
Average number of shares outstanding-diluted	470,759	277,278
Per share:
Net income	$0.52	$0.61
Net income-diluted	$0.51	$0.60
Cash dividends declared	$0.34	$0.33

See notes to consolidated financial statements

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(AMOUNTS IN THOUSANDS) (UNAUDITED)

	Common Stock	Surplus	Undivided Profits	Treasury Stock	Unearned Restricted Stock	Accumulated Other Comprehensive Income	Total

BALANCE AT JANUARY 1, 2005	$ 4,671	$ 7,126,408	$3,662,971	$ (29,395)	$(65,451)	$ 50,253	$ 10,749,457
Comprehensive Income:
Net income			241,641				241,641
Unrealized loss on available for sale securities,
net of tax and reclassification adjustment						(92,180)	(92,180)
Other comprehensive loss from derivatives, net of tax
and reclassification adjustment						(5,297)	(5,297)

Comprehensive income*			241,641			(97,477)	144,164
Cash dividends declared ($.34 per common share)			(158,499)				(158,499)
Purchase of treasury stock				(146,857)			(146,857)
Common stock transactions:
Stock options exercised	15	30,411					30,426
Stock issued to employees under incentive plan, net		21,850			(1,755)		20,095
Amortization of unearned restricted stock					6,357		6,357

BALANCE AT March 31, 2005	$ 4,686	$7,178,669	$3,746,113	$(176,252)	$(60,849)	$ (47,224)	$10,645,143

Disclosure of reclassification amount:
Unrealized holding losses, net of $68,909 in income taxes,
on available for sale securities arising during period						$ (114,258)
Less: Reclassification adjustment, net of $11,888 in
income taxes, for net loss realized in net income						(22,078)
Unrealized holding loss on derivatives, net of $2,412 in
income taxes						(5,136)
Less: Reclassification adjustment, net of $87 in income
taxes, for amortization of cash flow hedges						161

Comprehensive income, net of $59,520 in income taxes						$ (97,477)

*Comprehensive income for the three months ended March 31, 2004 was $205.1 million.

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (DOLLAR AMOUNTS IN THOUSANDS) (UNAUDITED)

	Three Months Ended
	March 31,

Operating Activities:	2005	2004

Net income	$ 241,641	$ 168,535
Adjustments to reconcile net cash provided by (used in) operating activities
Depreciation and amortization of premises and equipment	26,766	15,753
Provision for loan losses	30,000	15,000
Net amortization of securities	6,490	8,214
Amortization of loans and other assets	44,500	22,126
(Recapture) impairment of mortgage servicing rights	(35,000)	12,000
Amortization of deposits and borrowings	112	238
Provision for losses on other real estate	946	588
Deferred income tax expense	5,551	40,081
Loss on sale of premises and equipment	310	77
Realized securities losses (gains)	33,966	(12,803)
(Increase) decrease in trading account assets	(24,688)	43,651
Increase in loans held for sale	(193,636)	(194,960)
Increase in margin receivables	(73,262)	(44,380)
Decrease in interest receivable	8,180	12,532
Decrease (increase) in other assets	94,651	(302,122)
Increase (decrease) in other liabilities	26,283	(51,700)
Other	26,452	780

Net Cash Provided By (Used In) Operating Activities	219,262	(266,390)

Investing Activities:
Net increase in loans	(462,234)	(598,878)
Proceeds from sale of securities available for sale	1,467,145	280,572
Proceeds from maturity of securities held to maturity	144	10
Proceeds from maturity of securities available for sale	548,495	856,229
Purchases of securities held to maturity	(348)	(1,177)
Purchases of securities available for sale	(1,803,068)	(490,280)
Net increase in interest-bearing deposits in other banks	(11,660)	(5,871)
Proceeds from sale of premises and equipment	4,074	1,652
Purchases of premises and equipment	(50,524)	(19,030)
Net (increase) decrease in customers' acceptance liability	(9,331)	5,995

Net Cash (Used In) Provided By Investing Activities	(317,307)	49,222

Financing Activities:
Net increase (decrease) in deposits	920,536	(1,307,200)
Net (decrease) increase in short-term borrowings	(542,888)	1,462,396
Proceeds from long-term borrowings	47,202	54,987
Payments on long-term borrowings	(132,876)	(4,493)
Net increase (decrease) in bank acceptance liability	9,331	(25,995)
Cash dividends	(158,499)	(89,968)
Purchases of treasury stock	(146,857)	(156,881)
Proceeds from exercise of stock options	30,426	15,306

Net Cash Provided By (Used In) Financing Activities	26,375	(51,848)

Decrease in Cash and Cash Equivalents	(71,670)	(269,016)
Cash and Cash Equivalents, Beginning of Period	2,570,962	1,833,842

Cash and Cash Equivalents, End of Period	$ 2,499,292	$ 1,564,826

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

March 31, 2005

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q, and, therefore, do not include all information and notes to the financials necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included under Item 8 of the Annual Report on Form 10-K for year ended December 31, 2004. It is management's opinion that all adjustments, consisting of only normal and recurring items necessary for a fair presentation, have been included. Please also refer to "Critical Accounting Policies" included in Management's Discussion and Analysis.

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
(in thousands, except share and per share amounts)

Purchase price:
Regions shares issued to Union Planters common shareholders		190,268,933
Average Regions share price over four days surrounding
announcement of merger	$38.61
Regions exchange ratio	1.2346	$31.27

Purchase price for Union Planters' common shares		$5,950,335
Transaction costs		33,148
Estimated fair value of Union Planters' stock options		79,645

Purchase price		$6,063,128

Net assets acquired:
Union Planters' shareholders' equity	$2,937,936

Less Union Planters' excess purchase price and other intangibles	(896,140)	(2,041,796)

Excess of purchase price over carrying value of assets acquired		4,021,332

Estimated adjustments to reflect fair value of assets acquired and
Liabilities assumed:
Loans, net of unearned income		(126,701)
Premises and equipment		48,730
Loans held for sale		(3,516)
Core deposit intangibles		(368,017)
Mortgage servicing rights		6,684
Other assets		(10,243)
Deferred income taxes		8,326
Other liabilities		88,528
Interest-bearing deposits		27,336
Short-term borrowings		14,822
Long-term borrowings		180,293

Excess purchase price		$3,887,574

The following table summarizes the assets acquired and liabilities assumed in connection with the merger with Union Planters effective July 1, 2004.
(dollar amounts in thousands)
July 1, 2004

Cash and due from banks	$ 805,252
Interest-bearing deposits	130,326
Securities available for sale	5,386,696
Trading account assets	346,933
Loans held for sale	1,271,150
Fed funds sold and securities purchased
under agreements to resell	162,238
Loans, net of unearned income	22,272,663
Allowance for loan losses	(303,144)
Premises and equipment	433,602
Excess purchase price	3,887,574
Mortgage servicing rights	352,574
Other identifiable intangible assets	368,017
Other assets	544,807
Deposits	22,903,264
Borrowings	5,888,159
Other liabilities	804,139

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

	Three Months Ended March 31,

(in thousands, except per share amounts)	2005	2004

Numerator:
For basic net income per share and
diluted net income per share, net
income	$241,641	$168,535
Net income allocable to equity forward
agreement	0	(1,963)

For basic net income per share and
diluted net income per share, net
income available to common
shareholders	$241,641	$166,572

Denominator:
For basic net income per share --
Weighted average shares outstanding	465,122	273,270
Effect of dilutive securities --
Stock options	5,637	4,008

For diluted net income per share	470,759	277,278

Basic net income per share	$0.52	$0.61
Diluted net income per share	0.51	0.60

EITF 03-6 impacted earnings per share for the three months ended March 31, 2004. Regions reported net income of $168,535,000, basic earnings per share of $0.62, and diluted earnings per share of $0.61 (after adjusting per share amounts to reflect the impact of the exchange of Regions' common stock on July 1, 2004, as described in NOTE A). As a result of applying EITF 03-6, net income was adjusted by $1,963,000 to arrive at net income available to common shareholders of $166,572,000 for the three months ended March 31, 2004. The resulting adjusted basic and diluted earnings per share for the three months ended March 31, 2004 are $0.61 and $0.60, respectively.

NOTE D - Stock-Based Compensation

Statement of Financial Accounting Standards No. 123 (revised 2004) (Statement 123(R)), "Share-based Payment" is expected to be adopted by the Company as of January 1, 2006, as required by the SEC. This accounting standard revises Statement of Financial Accounting Standards No. 123 (Statement 123), "Accounting for Stock-Based Compensation" by requiring that all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based on their fair values at the date of grant. See additional discussion of this new accounting standard in Note I "Recent Accounting Pronouncements."

Statement of Financial Accounting Standards No. 123, "Accounting and Disclosure of Stock-Based Compensation" ("Statement 123") allows for the option of continuing to follow Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees", and the related interpretations, or selecting the fair value method of expense recognition as described in Statement 123. The Company has elected to follow APB 25 in accounting for its employee stock options. Pro forma net income and net income per share data is presented below for the three months ended March 31, 2005 and 2004, as if the fair-value method had been applied in measuring compensation costs:
(in thousands, except per share amounts)	Three Months Ended March 31,

	2005	2004

Net income available to common
shareholders	$241,641	$166,572
Add: Stock-based compensation expense
included in net income, net of related
tax effects	4,131	552
Less: Total stock-based compensation
expense based on fair value method for
all awards, net of related tax effects	(7,402)	(2,735)

Pro forma net income available to
common shareholders	$238,370	$164,389

Per share:
Net income	$0.52	$0.61
Net income-diluted	0.51	0.60
Pro forma net income	0.51	0.60
Pro forma net income-diluted	0.51	0.59

The weighted average fair value of options granted was $4.93 and $3.78 for the three months ended March 31, 2005 and 2004, respectively. The fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2005 and 2004:
	2005	2004

Expected Dividend Yield	4.20%	4.50%
Expected Option Life (in years)	5.0	5.0
Expected Volatility	21.4%	22.2%
Risk-Free Interest Rate	4.2%	2.8%

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

Three months ended March 31, 2005

	Total Banking

(in thousands)	Community Banking	Treasury	Combined	Mortgage Banking

Net interest income	$612,422	$ 60,338	672,760	$ 19,456
Provision for loan losses	25,307	2,830	28,137	600
Non-interest income	150,678	(33,809)	116,869	73,327
Non-interest expense	394,646	9,964	404,610	40,887
Income taxes (benefit)	128,655	5,151	133,806	19,426

Net income (loss)	$ 214,492	$ 8,584	$223,076	$ 31,870

Average assets	$51,785,366	$21,275,055	$73,060,421	$4,330,803

(in thousands)	Investment Banking/ Brokerage/ Trust	Insurance	Other	Total Company

Net interest income	$ 8,666	$ 653	$ (20,964)	$680,571
Provision for loan losses	-0-	-0-	1,263	30,000
Non-interest income	186,456	21,886	20,264	418,802
Non-interest expense	153,218	13,656	109,467	721,838
Income taxes (benefit)	15,672	3,198	(66,208)	105,894

Net income (loss)	$ 26,232	$ 5,685	$ (45,222)	$241,641

Average assets	$2,698,047	$131,326	$4,096,727	$84,317,324

Three months ended March 31, 2004

	Total Banking

(in thousands)	Community Banking	Treasury	Combined	Mortgage Banking

Net interest income	$301,118	$ 73,368	$374,486	$ 11,712
Provision for loan losses	11,842	2,627	14,469	33
Non-interest income	81,104	12,856	93,960	71,377
Non-interest expense	213,729	9,579	223,308	72,889
Income taxes (benefit)	52,961	27,757	80,718	4,188

Net income (loss)	$ 103,690	$ 46,261	$149,951	$5,979

Average assets	$27,009,969	$14,685,553	$41,695,522	$1,346,716

(in thousands)	Investment Banking/ Brokerage/ Trust	Insurance	Other	Total Company

Net interest income	$ 5,239	$ 537	$(12,977)	$378,997
Provision for loan losses	-0-	-0-	498	15,000
Non-interest income	163,834	22,630	6,179	357,980
Non-interest expense	135,614	16,783	35,002	483,596
Income taxes (benefit)	12,540	2,380	(29,980)	69,846

Net income (loss)	$ 20,919	$ 4,004	$(12,318)	$168,535

Average assets	$2,658,892	$133,573	$2,986,023	$48,820,726

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

Loan commitments totaled $17.6 billion at March 31, 2005, and $10.2 billion at March 31, 2004. Standby letters of credit were $2.6 billion at March 31, 2005, and $1.3 billion at March 31, 2004. Commitments under commercial letters of credit used to facilitate customers' trade transactions were $152.4 million at March 31, 2005, and $58.8 million at March 31, 2004.

The Company and its affiliates are subject to litigation and claims arising out of the normal course of business. Based on consultation with legal counsel, management is of the opinion that the outcome of pending and threatened litigation will not have a material effect on Regions' consolidated financial statements.

NOTE G - Derivative Financial Instruments

Regions maintains positions in derivative financial instruments to manage interest rate risk, to facilitate asset/liability management strategies, and to manage other risk exposures. The most common derivative instruments are forward rate agreements, interest rate swaps, and put and call options. For those derivative contracts that qualify for special hedge accounting treatment, according to Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", Regions designates the hedging instrument as either a cash flow or fair value hedge. The accounting policies associated with derivative financial instruments are discussed further in Note A to the Consolidated Financial Statements included under Item 8 of the Annual Report on Form 10-K.

Regions utilizes certain derivative instruments to hedge the variability of interest cash flows on debt instruments. On July 1, 2004, Regions also designated several interest rate swaps to hedge the variability of future cash flows associated with certain variable-rate loans. These interest rate swaps and variable-rate loans were acquired in the merger with Union Planters. To the extent that the hedge of future cash flows is effective, changes in the fair value of the derivative are recognized as a component of other comprehensive income in stockholders' equity. At March 31, 2005, Regions reported a $2.5 million loss in accumulated other comprehensive income related to cash flow hedges of debt instruments. The Company will amortize this loss into earnings in conjunction with the recognition of interest payments on the debt instruments through 2011. At March 31, 2005, Regions also reported a $3.6 million loss in accumulated other comprehensive income related to cash flow hedges of variable-rate loans. To the extent that the hedge of future cash flows is ineffective, changes in the fair value of the derivative are recognized in earnings as a component of other non-interest expense. For the three months ended March 31, 2005, there was a loss of approximately $92,000 related to hedge ineffectiveness recognized in other non-interest expense attributable to cash flow hedges on variable-rate loans.

Regions hedges the changes in the fair value of assets using forward contracts, which represent commitments to sell money market instruments at a future date at a specified price or yield. The contracts are utilized by the Company to hedge interest rate risk positions associated with the origination of mortgage loans held for sale. The Company is subject to the market risk associated with changes in the value of the underlying financial instrument, as well as the risk that the other party will fail to perform. For the three months ended March 31, 2005, Regions recognized a net gain of $2.0 million associated with these instruments.

Regions has also entered into interest rate swap agreements converting a portion of its fixed rate long-term debt to floating rate. In addition to the hedges previously designated by Regions, Regions also designated several interest rate swaps acquired in the merger with Union Planters as fair value hedges on July 1, 2004. These interest rate swaps are converting portions of the fixed rate long-term debt acquired in the merger with Union Planters to floating rate. The fair values of the derivative instruments used in these fair value hedges are included in other assets on the statements of financial condition. For the three months ended March 31, 2005, there was a loss of $34,814 related to hedge ineffectiveness recognized in other non-interest expense attributable to these fair value hedges.

The Company also maintains a derivatives trading portfolio of interest rate swaps, option contracts and futures and forward commitments used to meet the needs of its customers. The portfolio is used to generate trading profit and help clients manage interest rate risk. The Company is subject to the risk that a counter-party will fail to perform. These trading derivatives are recorded in other assets and other liabilities. The net fair value of the derivatives trading portfolio at March 31, 2005, was an asset of $15.0 million.

Foreign currency contracts involve the exchange of one currency for another on a specified date and at a specified rate. These contracts are executed on behalf of the Company's customers and are used to manage fluctuations in foreign exchange rates. The notional amount of forward foreign exchange contracts totaled $12 million at March 31, 2005 and $15 million at March 31, 2004. The Company is subject to the risk that a counterparty will fail to perform.

In the normal course of business, Regions' brokerage subsidiary enters into underwriting and forward and future commitments. At March 31, 2005, the contract amount of future contracts was $74 million to purchase and $185 million to sell U.S. Government and municipal securities. The brokerage subsidiary typically settles its position by entering into equal but opposite contracts and, as such, the contract amounts do not necessarily represent future cash requirements. Settlement of transactions relating to such commitments is not expected to have a material effect on the subsidiary's financial position. Transactions involving future settlement give rise to market risk, which represents the potential loss that can be caused by a change in the market value of a particular financial instrument. The exposure to market risk is determined by a number of factors, including size, composition and diversification of positions held, the absolute and relative levels of interest rates and market volatility.

Regions' derivative financial instruments are summarized as follows:
	Other Than Trading Derivatives
	As of March 31, 2005

(dollar amounts in millions)	Notional Amount	Fair Value	Receive	Pay	Average Maturity in Years

Asset hedges:
Fair value hedges:
Forward sale commitments	$ 1,211	$ 9			0.1
Mortgage-backed security options	25	-			0.1

Total asset hedges	$ 1,236	$ 9			0.1

Liability hedges:
Fair value hedges:
Interest rate swaps	$4,548	$ 26	4.75%	3.19%	6.2

Total liability hedges	$4,548	$ 26			6.2

	As of March 31, 2004

(dollar amounts in millions)	Notional Amount	Fair Value	Receive	Pay	Average Maturity in Years

Asset hedges:
Fair value hedges:
Forward sale commitments	$ 234	$ -			0.2
Interest rate futures	5,635	-			1.4

Total asset hedges	$ 5,869	$ -			1.3

Liability hedges:
Fair value hedges:
Interest rate swaps	$3,438	$210	4.12%	1.34%	5.8
Interest rate options	250	-			1.2

Total liability hedges	$3,688	$210			5.5

	Derivative Financial Instruments
	As of March 31,

	2005			2004

	Contract or Notional Amount			Contract or Notional Amount

	Other			Other
	Than		Credit Risk	Than		Credit Risk
	Trading	Trading	Amount*	Trading	Trading	Amount*

	(in millions)
Interest rate swaps	$ 4,548	$10,618	$ 57	$ 3,438	$5,839	$134
Interest rate options	-0-	1,635	-0-	250	839	-0-
Futures and forward
commitments	1,211	11,675	-0-	5,869	1,294	-0-
Mortgage-backed
security options	25	-0-	-0-
Foreign exchange
forwards	-0-	12	-0-	-0-	15	-0-

Total	$ 5,784	$23,940	$ 57	$ 9,557	$7,987	$134

The following table is a summary of Regions' derivative financial instruments as of December 31, 2004 and 2003, and is presented for comparison purposes.
	Derivative Financial Instruments
	As of December 31,

	2004			2003

	Contract or Notional Amount			Contract or Notional Amount

	Other			Other
	Than		Credit Risk	Than		Credit Risk
	Trading	Trading	Amount*	Trading	Trading	Amount*

	(in millions)
Interest rate swaps	$ 4,548	$10,508	$ 107	$ 3,438	$5,673	$191
Interest rate options	-0-	1,237	-0-	250	911	-0-
Futures and forward
commitments	1,141	10,564	-0-	111	945	-0-
Mortgage-backed
security options	50	-0-	-0-	-0-	-0-	-0-
Foreign exchange
forwards	-0-	25	-0-	-0-	20	-0-

Total	$ 5,739	$22,334	$ 107	$ 3,799	$7,549	$191

*Credit Risk Amount is defined as all positive exposures not collateralized with cash on deposit. Any credit risk arising under option contracts is combined with swaps to reflect netting agreements.

NOTE H - Pension and Postretirement Benefits

The following table provides the net pension cost and postretirement benefit cost recognized for the three months ended March 31, 2005 and 2004:
	Pension Cost		Postretirement Benefit Cost

(in thousands)	Three Months Ended March 31,		Three Months Ended March 31,

	2005	2004	2005	2004

Service cost	$ 3,913	$ 3,758	$ 122	$ 536
Interest cost	6,145	5,666	534	507
Expected return on plan assets	(7,326)	(6,194)	(82)	(43)
Net amortization	2,860	2,225	44	234

Net periodic pension expense	$ 5,592	$ 5,455	$ 618	$ 1,234

NOTE I - Recent Accounting Pronouncements

On December 16, 2004, the FASB issued Statement 123(R). Statement 123(R) revises Statement of Financial Accounting Standards No. 123 (Statement 123), "Accounting for Stock-Based Compensation" and supersedes APB 25, "Accounting for Stock Issued to Employees." Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. It uses a "modified grant-date" approach in which the fair value of an equity award is estimated on the grant date without regard to service or performance conditions. The fair value is recognized as expense over the requisite service period for all awards that vest. The requisite service period is the period of time over which an employee must provide service in exchange for an award under a share-based payment arrangement, or the vesting period. Statement 123(R) is effective for public companies no later than the beginning of the first fiscal year beginning after June 15, 2005 and allows for two transition alternatives. The modified-prospective-transition method would require companies to recognize expense for share-based payments to employees based on their grant-date fair value from the beginning of the fiscal period in which the recognition provisions are first applied. In addition, expense would be recognized for awards that were granted prior to, but not vested as of, the date Statement 123 (R) is adopted based on the same estimate of grant-date fair value used previously under Statement 123 for pro forma footnote disclosure purposes. Statement 123(R) also allows the modified-retrospective-transition method in which companies will restate prior periods for the amounts previously reported in the pro forma footnote disclosures under the provisions of Statement 123. As permitted by Statement 123, the Company currently accounts for share-based payments to employees using APB 25 intrinsic value method and, as such, generally recognizes no expense for employee stock options. Accordingly, the adoption of Statement 123(R) will have an impact on Regions results of operations, although it will have no significant impact on Regions' overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had Regions adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note D "Stock-Based Compensation."

At its March 31, 2004 meeting, the FASB ratified several consensuses reached by the Emerging Issues Task Force in EITF Issue No. 03-1 ("EITF 03-1"), "The Meaning of Other-Than-Temporary Impairments and Its Application to Certain Investments." The consensuses ratified include application guidance for determining whether an other-than-temporary impairment has occurred on certain investments. The application guidance in EITF 03-1 was initially effective in reporting periods beginning after June 15, 2004. On September 15, 2004, the FASB issued proposed FASB Staff Position EITF Issue 03-1-a ("FSP 03-1-a") to address the application of EITF 03-1 to debt securities that are impaired solely because of interest-rate and/or sector-spread increases and that are analyzed for impairment under paragraph 16 of EITF 03-1. FSP 03-1-a would be effective for other than temporary impairment evaluations of interest-rate impaired and sector-spread impaired debt securities that are analyzed under paragraph 16 of EITF 03-1 on the last reporting date for the reporting periods ending after the final FSP is posted to the FASB website. On March 31, 2004, the FASB issued FASB Staff Position 03-1-1, which delayed the effective date of paragraphs 10-20 of EITF Issue 03-1. Application of those paragraphs is deferred pending issuance of proposed FSP 03-1-a. Regions is currently assessing the potential impact of the application guidance in EITF 03-1 and the proposed FSP 03-1-a on its securities portfolio.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following discussion and financial information is presented to aid in understanding Regions Financial Corporation's ("Regions" or "the Company") financial position and results of operations. The emphasis of this discussion will be on the three months ended March 31, 2005, as compared to the three months ended March 31, 2004, and the three months ended December 31, 2004.

Comparisons with certain prior periods are significantly impacted by the merger with Union Planters Corporation ("Union Planters"), consummated on July 1, 2004, and accounted for as a purchase (see "NOTE B - Union Planters Merger").

CORPORATE PROFILE

Regions' primary business is providing traditional commercial and retail banking services to customers throughout the South, Midwest and Texas. Regions has two principal banking subsidiaries. Regions Bank operates as an Alabama state-chartered bank with branch offices in Alabama, Arkansas, Florida, Georgia, Louisiana, North Carolina, South Carolina, Tennessee and Texas. Union Planters Bank, National Association ("UPBNA"), operates in Alabama, Arkansas, Florida, Illinois, Indiana, Iowa, Kentucky, Louisiana, Mississippi, Missouri, Tennessee and Texas.

In addition to providing traditional commercial and retail banking services, Regions provides other financial services in the fields of investment banking, asset management, trust, mutual funds, securities brokerage, mortgage banking, insurance, leasing, and other specialty financing. Regions provides investment banking and brokerage services from 251 offices of Morgan Keegan & Company, Inc. ("Morgan Keegan"), one of the largest investment firms based in the South. Regions' mortgage banking operations, Regions Mortgage and EquiFirst Corporation ("EquiFirst"), provide residential mortgage loan origination and servicing activities for customers. The conforming mortgage operations for Regions Bank and UPBNA were merged together in the third quarter of 2004 and operate as Regions Mortgage, which services approximately $39.5 billion in mortgage loans. Regions provides full-line insurance brokerage services through Rebsamen Insurance, Inc., one of the 50 largest insurance brokers in the country.

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

Regions' business strategy has been and continues to be focused on providing a competitive mix of products and services, delivering quality customer service and maintaining a branch distribution network with offices in convenient locations. Regions believes that its merger with Union Planters Corporation will be beneficial in the continued implementation of this strategy.

The Company's principal market areas are located in the states of Alabama, Arkansas, Florida, Georgia, Illinois, Indiana, Iowa, Kentucky, Louisiana, Mississippi, Missouri, North Carolina, South Carolina, Tennessee and Texas. Morgan Keegan also operates offices in Massachusetts, New York and Virginia, as well as Toronto, Canada.

FIRST QUARTER HIGHLIGHTS

Regions reported net income available to common shareholders of $.51 per diluted share in the first quarter of 2005, including a reduction of $.06 per diluted share related to $26.8 million (after tax) in merger- related expenses. Net income available to common shareholders was $.60 per diluted share for the first quarter of 2004 and $.50 per diluted share for the fourth quarter of 2004. The third quarter of 2004 was the first period to report combined results reflecting the merger with Union Planters.

Net interest income for the first quarter of 2005 was $680.6 million, compared to $379.0 million in the first quarter of 2004 and $677.3 million in the fourth quarter of 2004. The net interest margin (annualized) for the first quarter of 2005 was 3.84%, up from 3.56% in the first quarter of 2004 and 3.76% in the fourth quarter of 2004. The increase in the net interest margin was due primarily to the combination of Regions and Union Planters balance sheets at July 1, 2004 and, from a linked-quarter perspective, an increase in loan yields, partially offset by a lesser increase in deposit rates.

Morgan Keegan's revenues were $204.3 million in the first quarter of 2005 compared to $176.5 million in the first quarter of 2004 and $203.7 million in the fourth quarter of 2004. Revenue comparisons are impacted by the addition of Union Planters' brokerage division in third quarter 2004, which primarily affects commissions and private client results, and strong investment banking activity in the fixed income and equity capital markets during the first quarter of 2005.

Gains on the sale of mortgage loans decreased 39% over the first quarter of 2004 and 13% compared to the fourth quarter of 2004, primarily due to decreased volume of conforming loan sales. Total mortgage production in the first quarter of 2005 was $3.8 billion.

Positive trends continued in Regions' banking unit. Loan growth of $437.5 million, linked quarter, was driven by commercial real estate and consumer lending. Deposits increased by $920.6 million, linked quarter, driven by non-interest-bearing demand deposits and retail and wholesale certificates of deposits.

Net charge-offs totaled $24.7 million or 0.17% of average loans, annualized, in the first quarter of 2005, compared to 0.17% for the first quarter of 2004 and 0.33% in the fourth quarter of 2004. On a linked-quarter basis, non-performing assets, including loans past due 90 days, increased $22.1 million to $549.1 million at March 31, 2005. The increase in non-performing assets was attributable to a single sizeable loan relationship being placed on non-accrual status. Non-accrual loans increased $40.8 million, other real estate decreased $6.0 million, and renegotiated loans decreased $22,000 compared to fourth quarter 2004 levels. Loans past due greater than 90 days decreased $12.7 million in the first quarter of 2005, compared to the prior quarter.

The provision for loan losses totaled $30.0 million in the first quarter of 2005 compared to $15.0 million during the same period of 2004 (prior to the Union Planters merger) and $45.0 million during the fourth quarter of 2004. The allowance for loan losses at March 31, 2005, was 1.31% of total loans, net of unearned income, compared to 1.39% at March 31, 2004, and 1.31% at year end 2004.

Non-interest income, excluding securities gains and losses, increased $107.6 million compared to the first quarter of 2004, primarily due to the addition of Union Planters in the third quarter of 2004, and decreased $6.3 million linked-quarter, resulting primarily from declines in service charge revenue from deposit accounts. Brokerage and investment banking revenues totaled $144.5 million in the first quarter of 2005, compared to $138.2 million in the first quarter of 2004 and $145.9 million in the fourth quarter of 2004. Trust fees totaled $32.0 million in the first quarter of 2005, compared to $20.7 million in the same period in 2004 and $29.8 million in the fourth quarter of 2004. Regions' mortgage servicing and origination fees totaled $39.3 million in the first quarter 2005 compared to $21.6 million in the first quarter of 2004 and $41.2 million in the fourth quarter of 2004.

Regions recognized $35 million of recapture in the value of mortgage servicing rights ("MSR") in the first quarter of 2005, included in other non-interest expense. The recapture was offset by a comparable amount of securities losses. Merger-related charges in the first quarter of 2005 totaled $38.9 million. Total non-interest expenses, excluding merger-related and other charges, increased $246.7 million compared to the first quarter of 2004 due primarily to the addition of Union Planters in the third quarter of 2004. Total non-interest expenses, excluding merger-related and other charges increased $4.4 million linked quarter due to an increase in salaries and benefits expense.

Subsequent to the end of the first quarter of 2005, Regions successfully completed its first of three planned conversions to integrate the former UPBNA branch locations. The first conversion event covered more than 130 branch locations; the remaining conversions are scheduled for third quarter 2005 and fourth quarter 2005, respectively.

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

Regions' excess purchase price (the amount in excess of the fair value of net assets acquired) is tested for impairment annually, or more often if events or circumstances indicate impairment may exist. Adverse changes in the economic environment, operations of acquired business units, or other factors could result in a decline in implied fair value of excess purchase price. If the implied fair value is less than the carrying amount, a loss would be recognized to reduce the carrying amount to implied fair value.

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

For purposes of evaluating mortgage servicing impairment, Regions must value its mortgage servicing rights. Mortgage servicing rights do not trade in an active market with readily observable market prices. Although sales of mortgage servicing rights do occur, the exact terms and conditions of sales may not be readily available. As a result, Regions stratifies its mortgage servicing portfolio on the basis of certain risk characteristics including loan type and contractual note rate and values its mortgage servicing rights using discounted cash flow modeling techniques which require management to make estimates regarding future net servicing cash flows, taking into consideration actual and expected mortgage loan prepayment rates and discount rates. Changes in interest rates, prepayment frequency or other factors could result in impairment of the servicing asset and a charge against earnings to reduce the recorded carrying amount. Based on a hypothetical sensitivity analysis, Regions estimates that a reduction in the primary mortgage market rates of 25 basis points and 50 basis points would reduce the March 31, 2005 fair value of mortgage servicing rights by 13% and 26%, respectively. Management mitigates risk associated with declines in the estimated value of mortgage servicing rights by purchasing agency securities to create economic hedges.

Management's determination of the realization of the deferred tax asset is based upon management's judgment of various future events and uncertainties, including the timing and amount of future income earned by certain subsidiaries and the implementation of various tax plans to maximize realization of the deferred tax asset. Management believes that the subsidiaries will generate sufficient operating earnings to realize the deferred tax benefits. Regions' 1998 to 2003 consolidated federal income tax returns are open for examination. From time to time, Regions engages in business plans that may also have an effect on its tax liabilities. While Regions has obtained the opinion of advisors that the tax aspects of these plans should prevail, examination of Regions' income tax returns or changes in tax law may impact these plans and resulting provisions for income taxes.

TOTAL ASSETS

Regions' total assets at March 31, 2005, were $84.3 billion, a 73% increase compared to March 31, 2004. Total assets have not changed significantly since December 31, 2004. The increase from first quarter 2004 was due primarily to the merger with Union Planters.

LOANS AND ALLOWANCE FOR LOAN LOSSES

LOAN PORTFOLIO

Regions' primary investment is loans. At March 31, 2005, loans represented 78% of Regions' earning assets.

The following table includes a distribution of Regions' loan portfolio.

Loan Portfolio (period end data)

(in thousands)	First Quarter 2005	Fourth Quarter 2004	First Quarter 2004

Commercial	$15,580,577	$15,592,887	$10,215,384
Residential mortgages	11,478,974	11,518,716	8,267,924
Other real estate loans	14,555,851	14,385,317	6,240,204
Construction	6,895,472	6,529,751	3,601,942
Branch installment	1,732,933	1,781,368	1,293,711
Indirect installment	1,507,689	1,597,641	368,595
Consumer lines of credit	5,370,837	5,229,256	2,072,063
Student loans	842,170	892,018	709,927

	$57,964,503	$57,526,954	$32,769,750

Total loans at March 31, 2005, increased 77% from March 31, 2004, and 1% over year-end 2004. The strongest categories of growth in the loan portfolio, in addition to increases related to the merger of $22.3 billion in July of 2004, have been in commercial real estate, construction and consumer lines of credit. The average yield on loans during the first quarter of 2005 was 5.83% compared to 5.27% during the first quarter of 2004, and 5.50% during the fourth quarter of 2004.

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

If it is determined that payment of interest on a loan is questionable, it is Regions' policy to classify the loan as non-accrual and reverse interest previously accrued and uncollected on the loan against interest income. Interest on such loans is thereafter recorded on a "cash basis" and is included in earnings only when actually received in cash and when full payment of principal is no longer doubtful.

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

Regions determines its allowance for loan losses in accordance with Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan-an Amendment of FASB Statements No. 5 and 15" and Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies." In determining the amount of the allowance for loan losses, management uses information from its ongoing loan review process to stratify the loan portfolio into risk grades. The higher-risk-graded loans in the portfolio are assigned estimated amounts of loss based on several factors, including current and historical loss experience of each higher-risk category, regulatory guidelines for losses in each higher-risk category and management's judgment of economic conditions and the resulting impact on the higher-risk-graded loans. All loans deemed to be impaired, which include all non-accrual loans greater than $1 million, excluding loans to individuals, are evaluated individually. Impaired loans totaled approximately $150 million at March 31, 2005 and $95 million at December 31, 2004. The increase in impaired loans in the first quarter of 2005 relates to one specific credit relationship with an outstanding balance of approximately $61 million. The vast majority of Regions' impaired loans are dependent upon collateral for repayment. For these loans, impairment is measured by evaluating collateral value as compared to the current investment in the loan. For all other loans, Regions compares the amount of estimated discounted cash flows to the investment in the loan. In the event a particular loan's collateral value or discounted cash flows are not sufficient to support the collection of the investment in the loan, the loan is specifically considered in the determination of the allowance for loan losses or a charge is immediately taken against the allowance for loan losses. The percentage of the allowance for loan losses related to the higher-risk loans was approximately 45% at March 31, 2005, compared to approximately 55% at December 31, 2004. Higher-risk loans, which include impaired loans, consist of loans classified as OLEM (other loans especially mentioned) and below and loans in other loan categories that are significantly past due.

In addition to establishing allowance levels for specifically identified higher-risk-graded loans, management determines allowance levels for all other loans in the portfolio for which historical experience indicates that certain losses exist. These loans are categorized by loan type and assigned estimated amounts of loss based on several factors, including current and historical loss experience of each loan type and management's judgment of economic conditions and the resulting impact on each category of loans. The percentage of the allowance for loan losses related to all other loans in the portfolio for which historical experience indicates that certain losses exist was approximately 55% of Regions' allowance for loan losses at March 31, 2005 and 45% at December 31, 2004. The amount of the allowance related to these loans is combined with the amount of the allowance related to the higher-risk-graded loans to evaluate the overall level of the allowance for loan losses.

As a part of the integration of Regions and Union Planters, the loan review, grading and rating systems were combined throughout the combined organization. The result is a consistent approach of review and rating for loans originated from both organizations.

Management considers the current level of the allowance for loan losses adequate to absorb probable losses on loans in the portfolio. Management's determination of the adequacy of the allowance for loan losses, which is based on the factors and risk identification procedures previously discussed, requires the use of judgments and estimations that may change in the future. Changes in the factors used by management to determine the adequacy of the allowance or the availability of new information could cause the allowance for loan losses to be increased or decreased in future periods. In addition, bank regulatory agencies, as part of their examination process, may require that additions be made to the allowance for loan losses based on their judgments and estimates.

Activity in the allowance for loans losses is summarized as follows:

	Three Months Ended
(dollar amounts in thousands)	March 31,	March 31,
	2005	2004

Balance at beginning of period	$754,721	$454,057
Loans charged-off:
Commercial	21,670	15,412
Real estate	12,259	2,543
Installment	13,314	8,562

Total	47,243	26,517
Recoveries:
Commercial	12,445	7,062
Real estate	2,318	885
Installment	7,791	5,079

Total	22,554	13,026
Net loans charged off:
Commercial	9,225	8,350
Real estate	9,941	1,658
Installment	5,523	3,483

Total	24,689	13,491
Provision charged to expense	30,000	15,000

Balance at end of period	$760,032	$455,566

Average loans outstanding:
Commercial	$15,100,706	$9,991,182
Real estate	33,354,288	16,698,521
Installment	9,057,000	5,652,378

Total	$57,511,994	$32,342,081

Net charge-offs as percent of average
loans outstanding (annualized):
Commercial	.25%	.34%
Real estate	.12%	.04%
Installment	.25%	.25%
Total	.17%	.17%

Net loan losses as a percentage of average loans (annualized) were 0.17% in the first quarter of 2005 compared to 0.17% in the first quarter 2004 and 0.33% in the fourth quarter of 2004. At March 31, 2005, the allowance for loan losses was 1.31% of loans, compared to 1.39% at March 31, 2004, and 1.31% at December 31, 2004. The allowance for loan losses as a percentage of non-performing loans was 155% at March 31, 2005, compared to 193% at March 31, 2004, and 163% at December 31, 2004. The allowance for loan losses as a percentage of non-performing assets was 138% at March 31, 2005, compared to 162% at March 31, 2004, and 143% at December 31, 2004.

NON-PERFORMING ASSETS

Non-performing assets are summarized as follows:
(dollar amounts in thousands)	March 31,	December 31,	March 31,
	2005	2004	2004

Non-accruing loans	$429,171	$388,379	$201,805
Loans past due 90 days or more	62,074	74,777	34,091
Renegotiated loans	257	279	391
Other real estate	57,624	63,598	45,356

Total	$549,126	$527,033	$281,643

Non-performing assets as a
percentage of loans and
other real estate	0.95%	0.92%	0.86%

Non-accruing loans at March 31, 2005, increased $227.4 million from March 31, 2004 levels and $40.8 million from year-end 2004 levels. Non-accruing loans increased due to the addition of Union Planters in the third quarter of 2004, as well as a single sizeable loan relationship which was placed on non-accrual status (see ALLOWANCE FOR LOAN LOSSES above) during first quarter 2005. At March 31, 2005, real estate loans comprised $214.4 million ($131.7 million in residential) of total non-accruing loans, with commercial loans accounting for $197.2 million and consumer loans accounting for $17.6 million. Loans past due 90 days or more increased $28.0 million compared to March 31, 2004 and decreased $12.7 million from year-end 2004 levels. Renegotiated loans decreased $134,000 compared to March 31, 2004 and $22,000 from year-end 2004 levels. Other real estate increased $12.3 million from March 31, 2004 due primarily to properties added in connection with the merger with Union Planters and decreased $6.0 million since December 31, 2004.

INTEREST-BEARING DEPOSITS IN OTHER BANKS

Interest-bearing deposits in other banks are used primarily as temporary investments and generally have short-term maturities. At March 31, 2005, this category of earning asset totaled $126.7 million compared to $102.4 million at March 31, 2004, and $115.0 million at December 31, 2004.

SECURITIES

The following table shows the carrying values of securities as follows:
(in thousands)	March 31,	December 31,	March 31,
	2005	2004	2004

Securities held to maturity:
U.S. Treasury and Federal agency securities	$31,893	$31,152	$31,238
Obligations of states and political subdivisions	-	-	752

Total	$31,893	$31,152	$31,990

Securities available for sale:
U.S. Treasury and Federal agency securities	$ 3,528,199	$4,375,697	$1,895,131
Obligations of states and political subdivisions	519,460	569,060	430,809
Mortgage-backed securities	7,574,977	6,980,513	5,826,168
Other securities	72,662	179,374	88,220
Equity securities	487,353	480,793	232,716

Total	$12,182,651	$12,585,437	$8,473,044

Total securities at March 31, 2005, increased 44% from March 31, 2004 due primarily to the merger with Union Planters which added $5.4 billion of securities and decreased 3% since year-end 2004 levels. During the first quarter of 2005, Regions sold $1.4 billion in government and agency securities, incurring a loss of $34.0 million. Securities available for sale are an important tool used to manage interest rate sensitivity and provide a primary source of liquidity for the Company (see INTEREST RATE SENSITIVITY, Exposure to Interest Rate Movements and LIQUIDITY).

LOANS HELD FOR SALE

Loans held for sale increased $540.2 million compared to March 31, 2004, due to the merger with Union Planters in the third quarter 2004, and $193.6 million compared to year-end 2004, due to an increase in mortgage loans held for sale. At March 31, 2005, mortgage loans held for sale accounted for $1.9 billion of the total loans held for sale, while factored accounts receivable accounted for $33 million.

MARGIN RECEIVABLES

Margin receivables at March 31, 2005, totaled $551.1 million compared to $548.0 million at March 31, 2004, and $477.8 million at December 31, 2004. Margin receivables represent funds advanced to brokerage customers for the purchase of securities that are secured by certain marketable securities held in the customer's brokerage account. The risk of loss from these receivables is minimized by requiring that customers maintain marketable securities in the brokerage account which have a fair market value substantially in excess of the funds advanced to the customer. Fluctuations in these balances are caused by trends in general market conditions, volatility in equity retail products, and investor sentiment toward economic stability.

EXCESS PURCHASE PRICE

Excess purchase price at March 31, 2005, totaled $5.0 billion compared to $1.1 billion at March 31, 2004 and $5.0 billion year-end 2004. The increase from March 31, 2004 is related to excess purchase price added in connection with the merger with Union Planters.

MORTGAGE SERVICING RIGHTS

Mortgage servicing rights increased $312.1 million compared to March 31, 2004 due to additions associated with the July 1, 2004 merger with Union Planters. Since year end, mortgage servicing rights increased $28.6 million due to a recapture of a portion of the related valuation allowance during the first quarter of 2005. At March 31, 2005, mortgage servicing rights totaled $425.2 million.

OTHER IDENTIFIABLE INTANGIBLE ASSETS

Other identifiable intangible assets at March 31, 2005 totaled $344.4 million compared to $5.4 million at March 31, 2004 and $356.9 million at year-end 2004. The increase from the first quarter of 2004 is related primarily to $368.0 million in core deposit intangibles added in connection with the merger with Union Planters. The decrease during the first quarter of 2005 is related to amortization of other identifiable intangibles.

OTHER ASSETS

Other assets increased $44.5 million compared to March 31, 2004, and declined $126.0 million since year-end 2004. The increase from first quarter 2004 was primarily the result of assets added in connection with the merger with Union Planters in the third quarter of 2004. The decline from fourth quarter 2004 was primarily attributable to decreases in derivative assets and investments in low income housing partnerships.

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

The loan to deposit ratio at March 31, 2005, was 97.28% compared to 104.28% at March 31, 2004 and 98.06% at December 31, 2004.

In April 2005, Regions filed a universal shelf registration statement. This shelf registration, when effective, will allow the company to issue up to $2 billion of various debt and equity securities at market rates for future funding and liquidity needs.

Regions also has the ability to obtain additional Federal Home Loan Bank ("FHLB") advances subject to collateral requirements and other limitations. The FHLB has been and is expected to continue to be a reliable and economical source of funding and can be used to fund debt maturities as well as other obligations.

In addition, Regions Bank has the requisite agreements in place to issue and sell up to $5 billion of its bank notes to institutional investors through placement agents. As of March 31, 2005, approximately $1 billion in bank notes were outstanding, including $400 million under a previous agreement and $600 million assumed through acquisitions. The issuance of additional bank notes could provide a significant source of liquidity and funding to meet future needs.

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

Total deposits at March 31, 2005, increased 90% compared to March 31, 2004, and 2% from year-end 2004 levels. The significant increase in deposits from first quarter 2004 was due primarily to $22.9 billion in deposits added in connection with the merger with Union Planters. In addition to the increases realized through the merger, the other drivers of growth were non-interest bearing demand deposits and certificates of deposit.

The following table presents the average rates paid on deposits by category for the three months ended March 31, 2005 and 2004 (annualized):
	Average Rates Paid

	March 31,	March 31,
	2005	2004

Interest-bearing transaction accounts	1.62%	0.84%
Savings accounts	0.23	0.22
Money market savings accounts	0.97	0.61
Certificates of deposit of $100,000 or more	2.61	1.94
Other interest-bearing deposits	2.63	2.13
Total interest-bearing deposits	1.73%	1.27%

The following table presents the average amounts of deposits outstanding by category for the three months ended March 31, 2005 and 2004:
	Average Amounts Outstanding

	Three months ended March 31,
(in thousands)	2005	2004

Non-interest-bearing demand deposits	$ 11,465,076	$ 5,709,946

Interest-bearing transaction accounts	3,133,340	2,642,203
Savings accounts	2,902,368	1,426,803
Money market savings accounts	19,271,295	10,578,972
Certificates of deposit of $100,000 or more	7,494,832	3,544,559
Other interest-bearing deposits	14,121,224	8,429,297

Total interest-bearing deposits	46,923,059	26,621,834

Total deposits	$58,388,135	$32,331,780

BORROWINGS

Following is a summary of short-term borrowings:
(in thousands)	March 31,	December 31,	March 31,
	2005	2004	2004

Federal funds purchased	$1,631,953	$ 1,872,119	$2,524,452
Securities sold under
agreements to repurchase	2,580,478	2,807,807	1,923,066
Federal Home Loan Bank structured notes	350,000	350,000	350,000
Notes payable to unaffiliated banks	59,600	56,400	55,200
Treasury, tax and loan note	4,984	5,000	-
Due to brokerage customers	463,539	457,702	513,874
Derivative collateral	19,553	75,846	89,803
Short sale liability	342,616	370,737	433,039

Total	$5,452,723	$5,995,611	$5,889,434

Net federal funds purchased and security repurchase agreements totaled $3.7 billion at March 31, 2005, compared to $3.9 billion at March 31, 2004, and $4.0 billion at year-end 2004. The level of federal funds and security repurchase agreements can fluctuate significantly on a day-to-day basis, depending on funding needs and which sources of funds are used to satisfy those needs. During the first three months of 2005, net funds purchased averaged $4.4 billion compared to $2.9 billion for the same period in 2004. Other short-term borrowings decreased $201.6 million since March 31, 2004 and $75.4 million since year end due primarily to reductions in short sale liabilities and customer funds in brokerage accounts.

Long-term borrowings are summarized as follows:
(in thousands)	March 31,	December 31,	March 31,
	2005	2004	2004

6.375% subordinated notes due 2012	$ 600,000	$ 600,000	$ 600,000
7.00% subordinated notes due 2011	500,000	500,000	500,000
7.75% subordinated notes due 2024	100,000	100,000	100,000
6.75% subordinated notes due 2005	102,258	103,225	-
6.50% subordinated notes due 2018	318,350	319,873	-
7.75% subordinated notes due 2011	565,453	568,219	-
Senior holding company notes due 2010	484,634	483,956	-
Senior bank notes	1,015,266	1,017,050	400,000
Federal Home Loan Bank structured notes	1,785,000	1,785,000	2,835,000
Federal Home Loan Bank advances	949,186	945,916	811,997
Junior subordinated notes	523,608	525,015	300,720
Mark-to-market on hedged long-term debt	40,293	125,294	155,245
Other long-term debt	169,862	166,037	65,169

Total	$7,153,910	$7,239,585	$5,768,131

Long-term borrowings have increased $1.4 billion since March 31, 2004 (due primarily to the additional $2.7 billion in long-term borrowings added from the merger with Union Planters in the third quarter of 2004 and partially offset by the early retirement of $1.1 billion in Federal Home Loan Bank advances in the second quarter of 2004) and increased $85.7 million since year-end 2004.

OTHER LIABILITIES

Other liabilities increased $170.6 million compared to March 31, 2004 due primarily to liabilities added in the merger with Union Planters and decreased by $19.9 million compared to year-end 2004, primarily due to a decrease in accrued incentive awards.

STOCKHOLDERS' EQUITY

Stockholders' equity was $10.6 billion at March 31, 2005, compared to $4.4 billion at March 31, 2004, and $10.7 billion at December 31, 2004. The increase from first quarter 2004 results from equity added in connection with the merger with Union Planters on July 1, 2004. The total value added to equity was approximately $6.0 billion with 190.3 million shares being issued. Accumulated other comprehensive loss totaled $47.2 million at March 31, 2005, compared to income of $100.1 million at March 31, 2004, and $50.3 million at year-end 2004. Fluctuations in accumulated other comprehensive income (loss) primarily relate to changes in the carrying value of available for sale securities.

Regions' ratio of equity to total assets was 12.63% at March 31, 2005, compared to 9.07% at March 31, 2004 and 12.78% at December 31, 2004. Regions' ratio of tangible equity to tangible assets was 6.72% at March 31, 2005, compared to 6.99% at March 31, 2004 and 6.86% at December 31, 2004.

On July 15, 2004, Regions' Board of Directors assessed the pre-merger repurchase authorizations of both Regions and Union Planters and authorized Regions to repurchase up to 20.0 million shares of its $0.01 par value common stock through open market transactions. Regions repurchased 4,482,500 shares in the first quarter of 2005. An additional 14.7 million shares could be repurchased under this authorization.

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

The following chart summarizes the applicable bank regulatory capital requirements. Regions' capital ratios at March 31, 2005 and 2004, substantially exceeded all regulatory requirements.
		Well
	Minimum	Capitalized	Regions at	Regions at
	Regulatory	Regulatory	March 31,	March 31,
	Requirement	Requirement	2005	2004

Tier 1 capital to risk-adjusted assets	4.00%	6.00%	8.90%	9.26%
Total risk-based capital to
risk adjusted assets	8.00	10.00	13.20	13.87
Tier 1 leverage ratio	3.00	5.00	7.46	7.34

OPERATING RESULTS

For the first quarter of 2005, net income available to common shareholders totaled $241.6 million ($0.51 per diluted share) compared to $166.6 million ($0.60 per diluted share) in the first quarter of 2004 and $236.5 million ($0.50 per diluted share) in the fourth quarter of 2004.

Annualized return on stockholders' equity for the three months ended March 31, 2005 was 9.15% compared to 15.14% for the same period in 2004. Annualized return on assets for the three months ended March 31, 2005 was 1.16% compared to 1.39% for the same period in 2004.

Annualized return on tangible stockholders' equity was 18.00% for the three months ended March 31, 2005 compared to 20.02% for the same period in 2004 and 17.61% at December 31, 2004.

NET INTEREST INCOME

The following table presents a summary of net interest income for the quarters ended March 31, 2005, December 31, 2004, and March 31, 2004.
(dollar amounts in thousands)	March 31,	December 31,	March 31,
	2005	2004	2004

Interest income	$991,976	$956,446	$535,682
Interest expense	311,405	279,175	156,685

Net interest income	680,571	677,271	378,997

Tax equivalent adjustment	20,535	18,074	16,414

Net interest income (taxable equivalent)	$701,106	$695,345	$395,411

Net interest margin	3.84%	3.76%	3.56%

Net interest income (taxable equivalent basis) for the three months ended March 31, 2005, increased $305.7 million, or 77%, compared to the same period in 2004. The increase in net interest income is due primarily to increases in interest rates during 2004 and first quarter 2005, as well as increases in average earning assets resulting from the merger with Union Planters. The net yield on interest-earning assets (taxable equivalent basis) was 3.84% in the first quarter of 2005, compared to 3.56% during the same period in 2004 and 3.76% in the fourth quarter of 2004. The increase of 8 basis points in the first quarter of 2005 was due to an increase in earning asset yields (due to rising interest rates), partially offset by a lesser increase in deposit account interest rates. The net yield on interest earning assets increased 28 basis points, compared to the first quarter of 2004, primarily due to increases in interest rates throughout 2004 and first quarter 2005, the combination of Regions' and Union Planters' balance sheets at July 1, 2004, and an increase in loans (the highest yielding earning asset) as a percentage of earning assets.

Analysis of Changes in Net Interest Income
	Three months ended March 31,

(in thousands)	2005 over 2004

	Volume	Yield/Rate	Total

Increase (decrease) in:
Interest income on:
Loans	$350,546	$49,276	$399,822
Federal funds sold	(163)	1,839	1,676
Taxable securities	34,592	1,603	36,195
Non-taxable securities	1,358	(3)	1,355
Other earning assets	8,890	8,357	17,247

Total	395,223	61,072	456,295
Interest expense on:
Savings deposits	840	43	883
Other interest-bearing deposits	77,412	37,544	114,956
Borrowed funds	20,801	18,081	38,882

Total	99,053	55,668	154,721

Increase in net interest income	$296,170	$5,404	$301,574

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

Financial derivative instruments are used to mitigate the risk of changes in the values of selected assets and liabilities resulting from changes in interest rates. The effect of these hedges is included in the simulations of net interest income.

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

Exposure to Interest Rate Movements. Based on the foregoing discussion, management has estimated the potential effect of shifts in interest rates on net interest income. As of March 31, 2005, Regions maintains a slightly asset sensitive position to gradual rate shifts of plus or minus 100 and 200 basis points. The following table demonstrates the expected effect that a gradual (over six months beginning at March 31, 2005 and 2004) parallel interest rate shift would have on Regions' annual net interest income. Results of the same analysis for the comparable period for 2004 are presented for comparison purposes.
	March 31, 2005		March 31, 2004

Gradual	$ Change in	% Change in	$ Change in	% Change in
Change in	Net Interest	Net Interest	Net Interest	Net Interest
Interest Rates	Income	Income	Income	Income

(in basis points)	(dollar amounts in thousands)
+200	$ 101,000	3.7%	$ 36,000	2.4%
+100	59,000	2.2	16,000	1.1
-100	(59,000)	(2.2)	(10,000)	(0.7)
-200	(122,000)	(4.5)	(25,000)	(1.6)

As of March 31, 2005, Regions maintains a slightly asset sensitive position to instantaneous rate shifts of plus or minus 100 and 200 basis points. The following table demonstrates the expected effect that an instantaneous parallel rate shift would have on Regions' annual net interest income. Results of the same analysis for the comparable period of 2004 are presented for comparison purposes.
	March 31, 2005		March 31, 2004

Instantaneous	$ Change in	% Change in	$ Change in	% Change in
Change in	Net Interest	Net Interest	Net Interest	Net Interest
Interest Rates	Income	Income	Income	Income

(in basis points)	(dollar amounts in thousands)
+200	$ 136,000	5.0%	$ 53,000	3.5%
+100	75,000	2.8	26,000	1.7
-100	(72,000)	(2.7)	(12,000)	(0.8)
-200	(183,000)	(6.8)	(40,000)	(2.6)

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

Morgan Keegan will occasionally economically hedge a portion of its long proprietary inventory position through the use of short positions in financial future contracts, which are included in securities sold, not yet purchased at market value. At March 31, 2005, Morgan Keegan had no outstanding futures contracts. The contract amounts do not necessarily represent future cash requirements.

In the normal course of business, Morgan Keegan enters into underwriting and forward and future commitments. At March 31, 2005, the contract amounts of futures contracts were $74 million to purchase and $185 million to sell U.S. Government and municipal securities. Morgan Keegan typically settles its position by entering into equal but opposite contracts and, as such, the contract amounts do not necessarily represent future cash requirements. Settlement of the transactions relating to such commitments is not expected to have a material effect on Regions' consolidated financial position. Transactions involving future settlement give rise to market risk, which represents the potential loss that can be caused by a change in the market value of a particular financial instrument. Regions' exposure to market risk is determined by a number of factors, including the size, composition and diversification of positions held, the absolute and relative levels of interest rates, and market volatility.

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

To manage trading risks arising from interest rate and equity price risks, Regions uses a Value at Risk ("VAR") model to measure the potential fair value the Company could lose on its trading positions given a specified statistical confidence level and time-to-liquidate time horizon. Regions assesses market risk at a 99% confidence level over a one-day holding period. Regions' primary VAR model is based upon a variance-covariance approach with delta-gamma approximations for non-linear securities. For fixed income securities and equities, the Bloomberg Trading System VAR analytics is used. For interest rate derivatives the Company implements its VAR analysis through the OpenLink trading system.

The end-of-period VAR was approximately $466,000 as of March 31, 2005, and approximately $407,000 as of December 31, 2004. Maximum daily VAR utilization during the first quarter of 2005 was $1.2 million and average daily VAR was $588,000.

PROVISION FOR LOAN LOSSES

The provision for loan losses was $30.0 million or 0.21% (annualized) of average loans in the first quarter of 2005 compared to $15.0 million or 0.19% (annualized) of average loans in the first quarter of 2004 and $45.0 million or 0.32% (annualized) in the fourth quarter of 2004. The provision for loan losses recorded in the first quarter of 2005 was based on management's assessment of inherent losses associated with the loan portfolio and management's evaluation of economic conditions (see "ALLOWANCE FOR LOAN LOSSES").

NON-INTEREST INCOME

The following table presents a summary of non-interest income for the quarters ended March 31, 2005, December 31, 2004, and March 31, 2004.
	March 31,	December 31,	March 31,
(in thousands)	2005	2004	2004

Brokerage and investment banking	$144,490	$145,926	$138,203
Trust department income	31,990	29,824	20,691
Service charges on deposit accounts	123,818	133,381	71,868
Mortgage servicing and origination fees	39,312	41,227	21,584
Securities (losses) gains, net	(33,966)	197	12,803
Insurance premiums and commissions	22,006	19,807	23,155
Gain on sale of mortgage loans	21,801	24,927	35,639
Derivative income	3,983	2,585	964
SOI and Capital Factors	13,371	22,683	-
Other	51,997	38,704	33,073

Total non-interest income	$418,802	$459,261	$357,980

Total non-interest income (excluding securities transactions) increased $107.6 million or 31% compared to the first quarter of 2004 primarily due to the impact of the merger with Union Planters and decreased $6.3 million or 1% compared to the fourth quarter of 2004.

BROKERAGE AND INVESTMENT BANKING

Brokerage and investment banking income increased $6.3 million compared to the first quarter of 2004 due to stronger fixed income and equity investment banking activity but decreased $1.4 million linked-quarter due to seasonally slower private client and fixed income capital market revenues in the first quarter as compared to the fourth quarter.

The following table shows the breakout of revenue by division contributed by Morgan Keegan for the three months ended March 31, 2005, December 31, 2004, and March 31, 2004.

Morgan Keegan
Breakout of Revenue by Division

(dollar amounts in thousands)	Private Client	Fixed-income Capital Markets	Equity Capital Markets	Regions MK Trust	Investment Advisory	Interest & Other

Three months ended March 31, 2005:
$ amount of revenue	$63,174	$40,285	$26,416	$25,856	$28,352	$20,207
% of gross revenue	30.9%	19.7%	12.9%	12.7%	13.9%	9.9%

Three months ended December 31, 2004:
$ amount of revenue	$65,822	$45,222	$20,727	$24,734	$27,458	$19,751
% of gross revenue	32.3%	22.2%	10.2%	12.1%	13.5%	9.7%

Three months ended March 31, 2004:
$ amount of revenue	$60,064	$50,464	$15,520	$17,590	$19,792	$13,040
% of gross revenue	34.0%	28.6%	8.8%	10.0%	11.2%	7.4%

The following table shows the components of revenue contributed by Morgan Keegan for the three months ended March 31, 2005, December 31, 2004, and March 31, 2004.

Morgan Keegan Summary Income Statement

(dollar amounts in thousands)	Three months ended March 31, 2005	Three months ended December 31, 2004	Three months ended March 31, 2004	% Change from December 31, 2004	% Change from March 31, 2004

Revenues:
Commissions	$49,650	$49,305	$43,965	0.7%	12.9
Principal transactions	38,277	42,524	53,838	(10.0)	(28.9)
Investment banking	36,905	34,877	24,545	5.8	50.4
Interest	17,833	17,669	12,636	0.9	41.1
Trust fees and services	25,856	24,734	17,591	4.5	47.0
Investment advisory	26,520	25,992	18,683	2.0	41.9
Other	9,249	8,613	5,212	7.4	77.5

Total revenues	204,290	203,714	176,470	0.3	15.8

Expenses:
Interest expense	9,168	9,233	7,397	(0.7)	23.9
Non-interest expense	153,218	156,029	135,614	(1.8)	13.0

Total expenses	162,386	165,262	143,011	(1.7)	13.5

Income before income taxes	41,904	38,452	33,459	9.0	25.2

Income taxes	15,672	14,637	12,540	7.1	25.0

Net income	$26,232	$23,815	$20,919	10.1%	25.4%

TRUST INCOME

First quarter 2005 trust department income increased $11.3 million or 55% compared to the same period of 2004 primarily due to the addition of Union Planters' trust activities in the third quarter of 2004 and increased $2.2 million linked-quarter or 29% (annualized), due to an increase in the value of trust assets as of the beginning of the quarter and a seasonal increase in the annual billing cycle.

SERVICE CHARGES ON DEPOSIT ACCOUNTS

In the first quarter of 2005, service charges on deposit accounts increased $52.0 million over the first quarter of 2004 due to fees on accounts added in connection with the merger with Union Planters in the third quarter of 2004, but decreased $9.6 million compared to the fourth quarter of 2004 as a result of continued weakness in NSF/OD charges in addition to the impact of the expanded offering of the free checking product.

MORTGAGE SERVICING AND ORIGINATION FEES

The primary source of this category of income is Regions' mortgage banking affiliates, Regions Mortgage and EquiFirst. The conforming mortgage operations for Regions Bank and UPBNA were combined in the third quarter of 2004 and are operating as Regions Mortgage. Regions Mortgage's primary business and source of income is the origination and servicing of conforming mortgage loans for long-term investors. EquiFirst typically originates non-conforming mortgage loans which are sold to third-party investors with servicing released. Net gains and losses related to the sale of mortgage loans are included in other non-interest income.

For first quarter 2005, mortgage servicing and origination fees increased $17.7 million or 82% compared to the first quarter of 2004, due to the increased servicing and origination activities acquired through the merger with Union Planters during the third quarter of 2004. Linked-quarter, mortgage servicing and origination fees decreased $1.9 million due to the decrease in conforming mortgage loan origination volume in the first quarter of 2005. Single-family mortgage production was $3.8 billion in the first quarter of 2005, compared to $1.7 billion in the first quarter of 2004 and $4.0 billion in the fourth quarter of 2004. The mortgage operation's servicing portfolio totaled $39.5 billion at March 31, 2005, compared to $15.9 billion at March 31, 2004, and $39.4 billion at December 31, 2004.

A summary of mortgage servicing rights is presented as follows. The balances shown represent the original amounts capitalized, less accumulated amortization and valuation allowance, for the right to service mortgage loans that are owned by other investors. The carrying values of mortgage servicing rights are affected by various factors, including prepayments of the underlying mortgages. A significant change in prepayments of mortgages in the servicing portfolio could result in significant changes in the valuation adjustments.
	Three Months Ended
(dollar amounts in thousands)	March 31,	March 31,
	2005	2004

Balance at beginning of year	$458,053	$166,346
Additions	18,789	7,510
Sales	(3,783)	-
Amortization	(21,379)	(9,257)

	451,680	164,599
Valuation allowance	(26,500)	(51,500)

Balance at end of period	$425,180	$113,099

The changes in the valuation allowance for servicing assets for the three months ended March 31, 2005 and 2004 were as follows:
	Three Months Ended
(in thousands)	March 31,	March 31,
	2005	2004

Balance at beginning of the year	$61,500	$39,500
(Recapture of) provisions for impairment valuation	(35,000)	12,000

Balance at end of the period	$26,500	$51,500

SECURITIES LOSSES/GAINS

Securities losses for the three months ended March 31, 2005 totaled $34.0 million compared to gains of $12.8 million for the same period of 2004. In the first quarter of 2005, securities losses totaled $34.0 million related to the sale of U.S. Treasury and agency securities. These losses were taken to offset the recapture of the impairment of mortgage servicing rights.

OTHER INCOME

The components of other income consist mainly of fees and commissions, insurance premiums, customer derivative fees and gains related to the sale of mortgage loans. In the first quarter of 2005, other non-interest income increased $20.3 million over the first quarter of 2004 due primarily to fees added by the merger with Union Planters in the third quarter of 2004 and increased $4.5 million compared to the fourth quarter of 2004 as a result of increases in insurance, international, and derivative income.

NON-INTEREST EXPENSE

The following table presents a summary of non-interest expense for the quarters ended March 31, 2005, December 31, 2004, and March 31, 2004.
(in thousands)	March 31,	December 31,	March 31,
	2005	2004	2004

Salaries and employee benefits	$425,290	$420,328	$286,903
Net occupancy expense	53,918	52,070	27,800
Furniture and equipment expense	31,890	32,427	18,130
(Recapture) Impairment of MSRs	(35,000)	-	12,000
Merger-related and other charges	38,894	35,005	321
Other	206,846	208,729	138,442

Total non-interest expense	$721,838	$748,559	$483,596

First quarter 2005 non-interest expense increased $238.2 million compared to the first quarter of 2004 and decreased $26.7 million compared to the fourth quarter of 2004. The increase from first quarter 2004 was due primarily to expenses added in connection with the merger with Union Planters in the third quarter of 2004, including merger-related and other charges. The decrease in non-interest expense from fourth quarter 2004 resulted from the recapture of mortgage service rights impairment, partially offset by increases in payroll taxes.

In connection with the integration of Regions and Union Planters, Regions will be incurring merger-related expenses throughout the integration. The following tables show the impact of merger-related and other charges affecting the components of non-interest expense for the quarters ended March 31, 2005, December 31, 2004, and March 31, 2004. Included in merger-related and other charges is the recapture and impairment of mortgage servicing rights, loss on early extinguishment of debt, merger and other charges. Management believes the following tables are useful in evaluating trends in non-interest expense. For further discussion of non-interest expense, refer to the discussion of each component following the tables below.

Three months ended March 31, 2005
		Less: Merger-
		related and
(in thousands)	As Reported	Other Charges	As Adjusted

Salaries and employee benefits	$ 437,658	$ 12,368	$ 425,290
Net occupancy expense	54,284	366	53,918
Furniture and equipment expense	32,209	319	31,890
Recapture of MSRs	(35,000)	(35,000)	-0-
Other	232,687	25,841	206,846

Total	$ 721,838	$ 3,894	$ 717,944

Three months ended December 31, 2004
		Less: Merger-
		related and
(in thousands)	As Reported	Other Charges	As Adjusted

Salaries and employee benefits	$ 431,953	$ 11,625	$ 420,328
Net occupancy expense	53,794	1,724	52,070
Furniture and equipment expense	32,427	-0-	32,427
Impairment (recapture) of MSRs	-0-	-0-	-0-
Other	230,385	21,656	208,729

Total	$ 748,559	$ 35,005	$ 713,554

Three months ended March 31, 2004
		Less: Merger-
		related and
(in thousands)	As Reported	Other Charges	As Adjusted

Salaries and employee benefits	$ 286,903	$ -0-	$ 286,903
Net occupancy expense	27,800	-0-	27,800
Furniture and equipment expense	18,130	-0-	18,130
Impairment of MSRs	12,000	12,000	-0-
Other	138,763	321	138,442

Total	$ 483,596	$ 12,321	$ 471,275

SALARIES AND EMPLOYEE BENEFITS

In the first quarter of 2005, salaries and employee benefits increased $150.8 million compared to the first quarter of 2004 and $5.7 million in comparison with the fourth quarter of 2004. The increase from first quarter 2004 resulted primarily from an increased number of associates added in connection with the Union Planters merger. The slight increase from fourth quarter 2004 was related to increased payroll taxes and 401(k) expenses in the first quarter of 2005. As of March 31, 2005, Regions had 25,751 full-time equivalent employees.

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

Net occupancy expense in the first quarter of 2005 increased $26.5 million compared to first quarter of 2004 and $490,000 linked-quarter. The increase from first quarter 2004 was due primarily to expenses attributable to properties added in connection with the merger with Union Planters and new branch offices.

FURNITURE AND EQUIPMENT EXPENSE

In the first quarter of 2005, furniture and equipment expense increased $14.1 million compared to the first quarter of 2004 and decreased by $218,000 compared to the fourth quarter of 2004. The increase from first quarter 2004 was primarily due to increased depreciation associated with equipment added in connection with the merger with Union Planters.

IMPAIRMENT (RECAPTURE) OF MORTGAGE SERVICING RIGHTS

In the first quarter of 2005, recapture of MSR impairment totaled $35.0 million compared to the first quarter of 2004, in which an impairment of $12 million was recognized. Recapture of MSRs in the first quarter of 2005 resulted from increased mortgage rates and decreased mortgage prepayment speeds (resulting from increased mortgage rates) during the first quarter of 2005.

OTHER EXPENSES

The significant components of other expense include other non-credit losses, amortization and computer and other outside services. In the first quarter of 2005, other non-interest expense increased $93.9 million compared to the first quarter of 2004, due to the expenses added by the merger with Union Planters. Other non-interest expense increased by $2.3 million compared to the fourth quarter of 2004, due to an increase in advertising expense.

APPLICABLE INCOME TAXES

The first quarter 2005 income tax expense increased $36.0 million compared to the first quarter of 2004 due to increased earnings resulting from the 2004 merger with Union Planters. The first quarter 2005 provision for income taxes decreased $619,000 compared to the fourth quarter of 2004 due to lower state taxes and higher tax benefit on merger costs for the quarter. Regions' effective income tax rate for the first quarter of 2005 was 30.5% compared to 29.3% in the first quarter of 2004 and 31.1 % in the fourth quarter of 2004.

From time to time Regions engages in business plans that may also have an effect on its tax liabilities. While Regions has obtained the opinion of advisors that the tax aspects of these strategies should prevail, examination of Regions' income tax returns or changes in tax law may impact the tax benefits of these plans.

Periodically, Regions invests in pass-through investment vehicles that generate tax credits, principally low-income housing and non-conventional fuel source credits, which directly reduce Regions' federal income tax liability. Congress has legislated these tax credit programs to encourage capital inflows to these investment vehicles. The amount of tax benefit recognized from these tax credits was $10.7 million in the first quarter of 2005 compared to $6.0 million in the first quarter of 2004 and $10.7 million in the fourth quarter of 2004.

During the fourth quarter of 2000, Regions recapitalized a mortgage-related subsidiary by raising Tier 2 capital, which resulted in a reduction in taxable income of that subsidiary attributable to Regions. The reduction in the taxable income of this subsidiary attributable to Regions is expected to result in a lower effective tax rate applicable to the consolidated taxable income before taxes of Regions for future periods. The impact on Regions' effective tax rate applicable to consolidated income before taxes of the reduction in the subsidiary's taxable income attributable to Regions will, however, depend on a number of factors, including, but not limited to: the amount of assets in the subsidiary, the yield of the assets in the subsidiary, the cost of funding the subsidiary, possible loan losses in the subsidiary, the level of expenses of the subsidiary, the level of income attributable to obligations of states and political subdivisions, and various other factors. The amount of federal and state tax benefits recognized related to the recapitalized subsidiary was $11.9 million in the first quarter of 2005 ($9.5 million federal) compared to $11.2 million in the first quarter of 2004 ($8.9 million federal) and $10.7 million in the fourth quarter of 2004 ($8.0 million federal).

Regions has segregated a portion of its investment securities and intellectual property into separate legal entities in order to, among other business purposes, protect such intangible assets from inappropriate claims of Regions' creditors, and to maximize the return on such assets by the professional and focused management thereof. Regions has recognized state tax benefits related to these legal entities of $6.4 million in the first quarter of 2005 compared to $3.1 million in the first quarter of 2004 and $6.4 million in the fourth quarter of 2004.

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

Management's determination of the realization of the deferred tax asset is based upon management's judgment of various future events and uncertainties, including the timing, nature and amount of future income earned by certain subsidiaries and the implementation of various plans to maximize realization of the deferred tax asset. Management believes that the subsidiaries will generate sufficient operating earnings to realize the deferred tax benefits. However, management does not believe that it is more likely than not to realize the benefits of all of its capital loss carryforwards nor all of its state net operating loss carryforwards. Accordingly, it has set up a valuation allowance against such benefits of $63.8 million (capital loss carryforwards) and $9.0 million (state NOL carryforwards) as of the first quarter 2005 compared to $63.8 million and $7.6 million, respectively, in the fourth quarter of 2004. No material valuation allowance had been established during the first quarter of 2004.

Item 3. Qualitative and Quantitative Disclosures about Market Risk

Reference is made to pages 38 through 42 'Market Risk' included in Management's Discussion and Analysis.

Item 4. Controls and Procedures

Based on an evaluation, as of the end of the period covered by this Form 10-Q, under the supervision and with the participation of Regions' management, including its Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer have concluded that Regions' disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) are effective. As of the end of the period covered by this report, there have been no changes in Regions' internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Regions' internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Issuer Purchase of Equity Securities

			Total Number of	Maximum Number
	Total Number	Average Price	Shares Purchased As Part of Publicly	of Shares that May Yet Be Purchased
	of Shares	Paid Per	Announced Plans	Under the Plans
Period	Purchased	Share	or Programs	or Programs(1)

January 1, 2005 -
January 31, 2005	955,000	$32.74	955,000	18,202,000

February 1, 2005 -
February 28, 2005	1,727,500	$32.39	1,727,500	16,474,500

March 1, 2005 -
March 31, 2005	1,800,000	$33.14	1,800,000	14,674,500

Total	4,482,500		4,482,500

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

(b) Reports on Form 8-K

A report on Form 8-K, dated January 18, 2005, was furnished on that date under items 2.02 and 7.01 in connection with the Registrant's results of operations for the twelve months and quarter ended December 31, 2004.

A report on Form 8-K, dated January 27, 2005, was furnished on that date under items 7.01 and 9.01 in connection with the Registrant's presentation in New York, New York discussing current prospects of the Company

A report on Form 8-K, dated February 9, 2005, was furnished on that date under items 7.01 and 9.01 in connection with the Registrant's presentation in Orlando, Florida discussing current prospects of the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned thereunto duly authorized.

Regions Financial Corporation

DATE: May 9, 2005

/s/ Ronald C. Jackson
Ronald C. Jackson
Senior Vice President and Comptroller
(Chief Accounting Officer and
Duly Authorized Officer)