Form 10-Q
period 2005-06-30
REGIONS FINANCIAL CORP
filed 2005-08-09
CIK 1281761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2005
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

The number of shares outstanding of each of the issuer's classes of common stock was 460,494,820 shares of common stock, par value $.01, outstanding as of July 31, 2005.

	REGIONS FINANCIAL COPORATION

	INDEX

		Page Number
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Consolidated Statements of Condition -
	June 30, 2005, December 31, 2004
	and June 30, 2004	5

	Consolidated Statements of Income -
	Six months and three months ended
	June 30, 2005 and June 30, 2004	6

	Consolidated Statement of Stockholders' Equity -
	Six months ended June 30, 2005	7

	Consolidated Statements of Cash Flows -
	Six months ended June 30, 2005 and
	June 30, 2004	8

	Notes to Consolidated Financial Statements	9

Item 2.	Management's Discussion and Analysis of
	Financial Condition and Results of Operations	24

Item 3.	Qualitative and Quantitative Disclosures about
	Market Risk	57

Item 4.	Controls and Procedures	57

PART II.	OTHER INFORMATION

Item 2.	Issuer Purchase of Equity Securities	57

Item 4.	Submission of Matters to a Vote of Security Holders	58

Item 6.	Exhibits	59

SIGNATURES		61

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

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION
(DOLLAR AMOUNTS IN THOUSANDS) (UNAUDITED)
	June 30,	December 31,	June 30,
ASSETS	2005	2004	2004

Cash and due from banks	$ 2,105,962	$ 1,853,399	$ 1,254,432
Interest-bearing deposits in other banks	85,653	115,018	35,802
Securities held to maturity	31,284	31,152	31,639
Securities available for sale	12,195,048	12,585,437	8,717,580
Trading account assets	957,368	928,676	754,213
Loans held for sale	2,080,812	1,783,331	1,231,132
Federal funds sold and securities
purchased under agreements to resell	603,594	717,563	810,581
Margin receivables	549,298	477,813	549,673
Loans	58,533,182	57,735,564	33,863,816
Unearned income	(194,238)	(208,610)	(227,032)

Loans, net of unearned income	58,338,944	57,526,954	33,636,784
Allowance for loan losses	(758,453)	(754,721)	(452,677)

Net loans	57,580,491	56,772,233	33,184,107
Premises and equipment	1,092,302	1,089,094	639,822
Interest receivable	350,938	345,563	182,636
Due from customers on acceptances	36,418	31,982	9,604
Excess purchase price	5,070,026	4,992,563	1,101,425
Mortgage servicing rights	371,111	396,553	156,774
Other identifiable intangible assets	337,610	356,880	16,002
Other assets	1,831,183	1,629,181	1,081,371

	$85,279,098	$84,106,438	$49,756,793

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Non-interest-bearing	$ 12,200,095	$ 11,424,137	$ 5,953,180
Interest-bearing	48,670,755	47,242,886	28,483,781

Total deposits	60,870,850	58,667,023	34,436,961
Borrowed Funds:
Short-term borrowings:
Federal funds purchased and securities
sold under agreements to repurchase	3,835,320	4,679,926	3,702,172
Other short-term borrowings	921,884	1,315,685	1,110,863

Total short-term borrowings	4,757,204	5,995,611	4,813,035
Long-term borrowings	7,285,717	7,239,585	4,580,054

Total borrowed funds	12,042,921	13,235,196	9,393,089
Bank acceptances outstanding	36,418	31,982	9,604
Other liabilities	1,585,604	1,422,780	1,542,543

Total liabilities	74,535,793	73,356,981	45,382,197
Stockholders' Equity:
Preferred stock, par value $1.00 a share:
Authorized 10,000,000, 10,0000,000 and 5,000,000 shares, respectively	-0-	-0-	-0-
Common stock, par value $.01, $.01, and $.625 a share, respectively
Authorized 1,500,000,000, 1,500,000,000 and 500,000,000
shares, respectively; Issued, including treasury stock,
470,913,008; 467,084,489; and
271,573,092 shares, respectively	4,709	4,671	2,716
Surplus	7,248,899	7,126,408	970,024
Undivided profits	3,836,716	3,662,971	3,479,106
Treasury stock, at cost 9,353,800; 843,000; and -0- shares, respectively	(311,341)	(29,395)	-0-
Unearned restricted stock	(54,384)	(65,451)	(36,904)
Accumulated other comprehensive income (loss)	18,706	50,253	(40,346)

Total Stockholders' Equity	10,743,305	10,749,457	4,374,596

	$85,279,098	$84,106,438	$49,756,793

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Interest Income:
Interest and fees on loans	$864,115	$413,613	$ 1,674,949	$ 824,625
Interest on securities:
Taxable interest income	124,931	82,123	247,683	168,680
Tax-exempt interest income	6,670	5,289	13,686	10,950

Total Interest on Securities	131,601	87,412	261,369	179,630
Interest on loans held for sale	39,402	25,044	70,582	45,015
Interest on margin receivables	7,167	4,434	13,309	8,626
Income on federal funds sold and securities purchased under agreements to resell	3,539	1,448	6,592	2,826
Interest on time deposits in other banks	599	18	1,034	40
Interest on trading account assets	8,961	5,911	19,525	12,800

Total Interest Income	1,055,384	537,880	2,047,360	1,073,562

Interest Expense:
Interest on deposits	241,813	85,998	441,705	170,052
Interest on short-term borrowings	37,931	18,157	76,909	37,808
Interest on long-term borrowings	78,928	52,862	151,463	105,842

Total Interest Expense	358,672	157,017	670,077	313,702

Net Interest Income	696,712	380,863	1,377,283	759,860
Provision for loan losses	32,500	25,000	62,500	40,000

Net Interest Income After Provision for Loan Losses	664,212	355,863	1,314,783	719,860

Non-Interest Income:
Brokerage and investment banking	132,179	128,886	276,669	267,089
Trust department income	31,256	21,668	63,246	42,359
Service charges on deposit accounts	131,654	73,607	255,472	145,475
Mortgage servicing and origination fees	37,057	19,868	76,369	41,452
Securities gains	53,400	149	19,434	12,952
Other	123,879	86,628	249,145	179,754

Total Non-Interest Income	509,425	330,806	940,335	689,081

Non-Interest Expense:
Salaries and employee benefits	426,443	283,361	864,101	570,264
Net occupancy expense	56,635	25,985	110,919	53,785
Furniture and equipment expense	32,292	19,341	64,501	37,471
Other	302,481	129,489	512,276	280,547

Total Non-Interest Expense	817,851	458,176	1,551,797	942,067

Income Before Income Taxes	355,786	228,493	703,321	466,874
Applicable income taxes	107,435	66,469	213,329	136,315

Net Income	$248,351	$162,024	$ 489,992	$ 330,559

Net Income Available to Common Shareholders	$248,351	$159,263	$ 489,992	$ 325,835

Average number of shares outstanding	462,913	271,024	464,011	272,147
Average number of shares outstanding-diluted	468,193	274,564	469,469	275,921
Per share:
Net income	$0.54	$0.59	$1.06	$1.20
Net income-diluted	$0.53	$0.58	$1.04	$1.18
Cash dividends declared	$0.34	$0.33	$0.68	$0.67

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(AMOUNTS IN THOUSANDS) (UNAUDITED)

	Common Stock	Surplus	Undivided Profits	Treasury Stock	Unearned Restricted Stock	Accumulated Other Comprehensive Income	Total

BALANCE AT JANUARY 1, 2005	$ 4,671	$ 7,126,408	$3,662,971	$ (29,395)	$(65,451)	$ 50,253	$10,749,457
Comprehensive Income:
Net income			489,992				489,992
Unrealized loss on available for sale securities,
net of tax and reclassification adjustment						(27,431)	(27,431)
Other comprehensive loss from derivatives, net of tax and reclassification adjustment						(4,116)	(4,116)

Comprehensive income*			489,992			(31,547)	458,445
Cash dividends declared ($0.68 per common share)			(316,247)				(316,247)
Purchase of treasury stock				(281,946)			(281,946)
Common stock transactions:
Stock options exercised	39	124,681					124,720
Stock issued to employees under incentive plan	(1)	(2,190)			(1,912)		(4,103)
Amortization of unearned restricted stock					12,979		12,979

BALANCE AT JUNE 30, 2005	$ 4,709	$ 7,248,899	$3,836,716	$(311,341)	$(54,384)	$ 18,706	$10,743,305

Disclosure of reclassification amount:
Unrealized holding losses, net of $9,798 in income taxes,
on available for sale securities arising during period						$ (14,799)
Less: Reclassification adjustment, net of ($6,802) in income
taxes, for net gains realized in net income						12,632
Unrealized holding loss on derivatives, net of $1,490 in
income taxes						(3,793)
Less: Reclassification adjustment, net of ($174) in income
taxes, for amortization of cash flow hedges						323

Comprehensive income, net of $18,264 in income taxes						$ (31,547)

*Comprehensive income for the six months ended June 30, 2004 was $226.7 million.

*Comprehensive income for the three months ended June 30, 2005 was $314.3 million compared to $21.6 million for the three months ended June 30, 2004.

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (DOLLAR AMOUNTS IN THOUSANDS) (UNAUDITED)

	Six Months Ended
	June 30, 2005

Operating Activities:	2005	2004

Net income	$ 489,992	$ 330,559
Adjustments to reconcile net cash provided by (used in) operating activities
Depreciation and amortization of premises and equipment	53,572	31,959
Provision for loan losses	62,500	40,000
Net amortization of securities	9,784	17,730
Amortization of loans and other assets	92,953	45,179
Impairment (recapture) of mortgage servicing rights	18,000	(28,000)
Amortization of deposits and borrowings	222	434
Provision for losses on other real estate	2,184	998
Deferred income tax expense	1,385	23,270
Loss on sale of premises and equipment	1,917	30
Realized securities gains	(19,434)	(12,952)
(Increase) decrease in trading account assets	(28,692)	80,302
(Increase) decrease in loans held for sale	(297,481)	10,720
Increase in margin receivables	(71,485)	(46,098)
(Increase) decrease in interest receivable	(5,375)	12,012
(Increase) decrease in other assets	(347,905)	25,326
Increase in other liabilities	173,954	360,059
Other	8,846	3,515

Net Cash Provided By Operating Activities	144,937	895,043

Investing Activities:
Net increase in loans	(870,743)	(1,493,784)
Proceeds from sale of securities available for sale	2,717,572	312,682
Proceeds from maturity of securities held to maturity	514	559
Proceeds from maturity of securities available for sale	1,072,862	1,708,071
Purchases of securities held to maturity	(481)	(1,797)
Purchases of securities available for sale	(3,434,593)	(1,852,864)
Net decrease in interest-bearing deposits in other banks	29,365	60,735
Proceeds from sale of premises and equipment	71,046	3,611
Purchases of premises and equipment	(129,742)	(45,784)
Net (increase) decrease in customers' acceptance liability	(4,436)	51,449

Net Cash Used By Investing Activities	(548,636)	(1,257,122)

Financing Activities:
Net increase (decrease) in deposits	2,203,605	1,703,992
Net (decrease) increase in short-term borrowings	(1,238,407)	385,997
Proceeds from long-term borrowings	216,812	53,813
Payments on long-term borrowings	(170,680)	(1,191,396)
Net increase (decrease) in bank acceptance liability	4,436	(51,449)
Cash dividends	(316,247)	(180,476)
Purchases of treasury stock	(281,946)	(156,881)
Proceeds from exercise of stock options	124,720	29,650

Net Cash Provided By Financing Activities	542,293	593,250

Increase in Cash and Cash Equivalents	138,594	231,171
Cash and Cash Equivalents, Beginning of Period	2,570,962	1,833,842

Cash and Cash Equivalents, End of Period	$ 2,709,556	$ 2,065,013

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005

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

The merger is being accounted for in accordance with Statement of Financial Accounting Standards No. 141, "Business Combinations." Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the merger date, as summarized below.

(in thousands, except share and per share amounts)

Purchase price:
Regions shares issued to Union Planters common shareholders		190,268,933
Average Regions share price over four days surrounding
announcement of merger	$38.61
Regions exchange ratio	1.2346	$31.27

Purchase price for Union Planters' common shares		$5,950,335
Transaction costs		36,004
Estimated fair value of Union Planters' stock options		79,645

Purchase price		$6,065,984

Net assets acquired:
Union Planters' shareholders' equity	$2,937,936

Less Union Planters' excess purchase price and other intangibles	(896,140)	(2,041,796)

Excess of purchase price over carrying value of assets acquired		4,024,188

Adjustments to reflect fair value of assets acquired and
liabilities assumed:
Loans, net of unearned income		(126,701)
Premises and equipment		48,740
Loans held for sale		(3,516)
Core deposit intangibles		(368,017)
Mortgage servicing rights		6,684
Other assets		12,114
Deferred income taxes		(32,217)
Other liabilities		172,698
Interest-bearing deposits		27,336
Short-term borrowings		14,822
Long-term borrowings		180,293

Excess purchase price		$3,956,424

The following table summarizes the assets acquired and liabilities assumed in connection with the merger with Union Planters effective July 1, 2004.
(dollar amounts in thousands)
July 1, 2004

Cash and due from banks	$ 805,252
Interest-bearing deposits	130,326
Securities available for sale	5,386,696
Trading account assets	346,933
Loans held for sale	1,271,150
Fed funds sold and securities purchased
under agreements to resell	162,238
Loans, net of unearned income	22,272,663
Allowance for loan losses	(303,144)
Premises and equipment	433,592
Excess purchase price	3,956,424
Mortgage servicing rights	352,574
Other identifiable intangible assets	368,017
Other assets	522,450
Deposits	22,903,264
Borrowings	5,888,159
Other liabilities	847,766

Restructuring Liability

At June 30, 2005, $52.6 million of liabilities ($14.9 million of which were recorded as adjustments of the cost of acquisition during the second quarter of 2005 and included $13.7 million in contract terminations and $1.2 million in tax payments for certain employees' compensation) were recorded related to Union Planters as purchase accounting adjustments resulting in an increase in excess purchase price. Through June 30, 2005, cash payments of $36.3 million have been charged against this liability, including $27.7 million of tax payments and $8.6 million of contract terminations, resulting in a balance of $16.3 million remaining in this liability at June 30, 2005.

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
	Three Months Ended June 30,		Six Months Ended June 30,

(in thousands, except per share amounts)	2005	2004	2005	2004

Numerator:
For basic net income per share and
diluted net income per share, net
income	$248,351	$162,024	$489,992	$330,559
Net income allocable to equity forward
agreement	-0-	(2,761)	-0-	(4,724)

For basic net income per share and
diluted net income per share, net
income available to common
shareholders	$248,351	$159,263	$489,992	$325,835

Denominator:
For basic net income per share --
Weighted average shares outstanding	462,913	271,024	464,011	272,147
Effect of dilutive securities --
Stock options	5,280	3,540	5,458	3,774

For diluted net income per share	468,193	274,564	469,469	275,921

Basic net income per share	$0.54	$0.59	$1.06	$1.20
Diluted net income per share	0.53	0.58	1.04	1.18

NOTE D - Stock-Based Compensation

Statement of Financial Accounting Standards No. 123 (revised 2004) (Statement 123(R)), "Share-based Payment" is expected to be adopted by the Company as of January 1, 2006, as required by the SEC. This accounting standard revises Statement of Financial Accounting Standards No. 123 (Statement 123), "Accounting for Stock-Based Compensation" by requiring that all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based on their estimated fair values at the date of grant. See additional discussion of this new accounting standard in Note I "Recent Accounting Pronouncements."

Statement of Financial Accounting Standards No. 123, "Accounting and Disclosure of Stock-Based Compensation" ("Statement 123") allows for the option of continuing to follow Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees", and the related interpretations, or selecting the fair value method of expense recognition as described in Statement 123. The Company has elected to follow APB 25 in accounting for its employee stock options. Pro forma net income and net income per share data is presented below for the three and six months ended June 30, 2005 and 2004, as if a fair-value method had been applied in measuring compensation costs:
(in thousands, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

Net income available to common
shareholders	$248,351	$159,263	$489,992	$325,835
Add: Stock-based compensation expense
included in net income, net of related
tax effects	4,306	1,801	8,437	2,353
Less: Total stock-based compensation
expense based on fair value method for
all awards, net of related tax effects	(7,502)	(4,197)	(14,904)	(6,932)

Pro forma net income available to
common shareholders	$245,155	$156,867	$483,525	$321,256

Per share:
Net income	$0.54	$0.59	$1.06	$1.20
Net income-diluted	0.53	0.58	1.04	1.18
Pro forma net income	0.53	0.58	1.04	1.18
Pro forma net income-diluted	0.52	0.57	1.03	1.16

The weighted average fair value of options granted was $5.03 and $4.93 for the three months and six months ended June 30, 2005, respectively, and $3.68 and $3.70 for the three months and six months ended June 30, 2004, respectively. The fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2005 and 2004:
	2005	2004

Expected Dividend Yield	4.20%	4.50%
Expected Option Life (in years)	5.0	5.0
Expected Volatility	21.4%	21.0%
Risk-Free Interest Rate	4.2%	3.6%

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

Six months ended June 30, 2005

	Total Banking

(in thousands)	Community Banking	Treasury	Combined	Mortgage Banking

Net interest income	$1,238,558	$ 51,947	$1,290,505	$ 37,002
Provision for loan losses	55,319	4,101	59,420	42
Non-interest income	315,587	19,749	335,336	183,195
Non-interest expense	850,529	22,144	872,673	200,720
Income taxes	243,032	17,043	260,075	7,835

Net income	$ 405,265	$ 28,408	$433,673	$ 11,600

Average assets	$51,434,821	$25,009,231	$76,444,052	$3,868,559

(in thousands)	Investment Banking/ Brokerage/ Trust	Insurance	Other	Total Company

Net interest income	$ 15,323	$ 1,375	$ 33,078	$1,377,283
Provision for loan losses	-0-	-0-	3,038	62,500
Non-interest income	360,428	41,249	20,127	940,335
Non-interest expense	294,934	29,240	154,230	1,551,797
Income taxes	30,131	4,769	(89,481)	213,329

Net income	$ 50,686	$ 8,615	$ (14,582)	$489,992

Average assets	$2,240,076	$166,039	$2,064,677	$84,783,403

Six months ended June 30, 2004

	Total Banking

(in thousands)	Community Banking	Treasury	Combined	Mortgage Banking

Net interest income	$608,801	$ 139,191	$747,992	$ 28,119
Provision for loan losses	35,380	2,675	38,055	30
Non-interest income	165,096	13,191	178,287	136,589
Non-interest expense	428,678	59,474	488,152	89,265
Income taxes	105,197	33,837	139,034	27,926

Net income	$ 204,642	$ 56,396	$261,038	$ 47,487

Average assets	$27,278,252	$14,546,797	$41,825,049	$1,488,669

(in thousands)	Investment Banking/ Brokerage/ Trust	Insurance	Other	Total Company

Net interest income	$ 11,406	$ 1,070	$ (28,727)	$759,860
Provision for loan losses	-0-	-0-	1,915	40,000
Non-interest income	322,178	43,547	8,480	689,081
Non-interest expense	269,116	33,494	62,040	942,067
Income taxes	24,120	4,164	(58,929)	136,315

Net income	$ 40,348	$ 6,959	$ (25,273)	$330,559

Average assets	$2,540,044	$130,782	$3,161,231	$49,145,775

Three months ended June 30, 2005

	Total Banking

(in thousands)	Community Banking	Treasury	Combined	Mortgage Banking

Net interest income	$626,136	$ (8,391)	$617,745	$ 17,546
Provision for loan losses	30,012	1,271	31,283	(558)
Non-interest income	164,909	53,559	218,468	97,760
Non-interest expense	455,883	12,180	468,063	147,725
Income taxes	114,377	11,892	126,269	(11,591)

Net income	$ 190,773	$ 19,825	$210,598	$(20,270)

Average assets	$51,088,128	$28,221,759	$79,309,887	$3,411,395

(in thousands)	Investment Banking/ Brokerage/ Trust	Insurance	Other	Total Company

Net interest income	$ 6,657	$ 722	$54,042	$696,712
Provision for loan losses	-0-	-0-	1,775	32,500
Non-interest income	173,972	19,363	(138)	509,425
Non-interest expense	141,716	15,584	44,763	817,851
Income taxes	14,459	1,571	(23,273)	107,435

Net income	$ 24,454	$ 2,930	$ 30,639	$248,351

Average assets	$1,787,138	$200,371	$535,569	$85,244,360

Three months ended June 30, 2004

	Total Banking

(in thousands)	Community Banking	Treasury	Combined	Mortgage Banking

Net interest income	$307,683	$ 65,823	$373,506	$ 16,407
Provision for loan losses	23,538	48	23,586	(3)
Non-interest income	83,992	335	84,327	64,917
Non-interest expense	214,949	49,895	264,844	16,081
Income taxes	52,236	6,080	58,316	23,738

Net income	$ 100,952	$ 10,135	$111,087	$41,508

Average assets	$27,546,535	$14,408,041	$41,954,576	$1,630,622

(in thousands)	Investment Banking/ Brokerage/ Trust	Insurance	Other	Total Company

Net interest income	$ 6,167	$ 533	$(15,750)	$380,863
Provision for loan losses	-0-	-0-	1,417	25,000
Non-interest income	158,344	20,917	2,301	330,806
Non-interest expense	133,502	16,711	27,038	458,176
Income taxes	11,580	1,784	(28,949)	66,469

Net income	$ 19,429	$ 2,955	$(12,955)	$162,024

Average assets	$2,421,196	$127,991	$3,336,439	$49,470,824

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

Loan commitments totaled $17.9 billion at June 30, 2005, and $9.2 billion at June 30, 2004. Standby letters of credit were $2.9 billion at June 30, 2005, and $1.6 billion at June 30, 2004. Commitments under commercial letters of credit used to facilitate customers' trade transactions were $86.1 million at June 30, 2005, and $47.5 million at June 30, 2004.

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

Regions utilizes certain derivative instruments to modify the interest rate characteristics of variable rate loans to fixed rates in order to reduce the impact of interest rate changes on future interest income. On July 1, 2004, Regions designated several interest rate swaps to hedge the variability of future cash flows associated with certain variable-rate loans. These interest rate swaps and variable-rate loans were acquired in the merger with Union Planters. To the extent that the hedge of future cash flows is deemed effective, changes in the fair value of the derivative are recognized as a component of other comprehensive income in stockholders' equity. At June 30, 2005, Regions reported a $3.2 million loss in accumulated other comprehensive income related to this strategy. The Company will amortize this loss into earnings throughout the term of the hedging relationship. Hedge ineffectiveness is recognized in earnings as a component of other non-interest expense. For the six months ended June 30, 2005, there was a loss of approximately $40,000 related to hedge ineffectiveness.

Regions hedges the changes in the fair value of assets using forward contracts, which represent commitments to sell fixed income instruments at a future date at a specified price or yield. The contracts are utilized by the Company to hedge interest rate risk positions associated with the origination of mortgage loans held for sale. The Company is subject to the market risk associated with changes in the value of the underlying financial instrument, as well as the risk that the other party will fail to perform. For the six months ended June 30, 2005, Regions recognized a net loss of approximately $1.9 million associated with these instruments.

Regions has entered into interest rate swap agreements to hedge the changes in fair value of fixed rate debt, due primarily to changes in interest rates. In addition to the hedges previously designated by Regions, Regions also designated several interest rate swaps acquired in the merger with Union Planters as fair value hedges on July 1, 2004. The fair values of the derivative instruments used in these fair value hedges are included in other assets on the statements of financial condition. For the six months ended June 30, 2005, there was a loss of approximately $323,000 related to hedge ineffectiveness recognized in other non-interest expense attributable to these fair value hedges.

The Company also maintains a derivatives trading portfolio of interest rate swaps, options, futures and forward commitments, and other fixed income securities used to meet the needs of its customers. The portfolio is used to generate trading profit and help clients manage interest rate risk. The Company is subject to the risk that a counterparty will fail to perform. These trading derivatives are recorded in other assets and other liabilities. The net fair value of the derivatives in the trading portfolio at June 30, 2005, was an asset of $26.0 million.

Foreign currency contracts involve the exchange of one currency for another on a specified date and at a specified rate. These contracts are executed on behalf of the Company's customers and are used to manage fluctuations in foreign exchange rates. The notional amount of forward foreign exchange contracts totaled $16 million at June 30, 2005 and $9 million at June 30, 2004. The Company is subject to the risk that a counterparty will fail to perform.

In the normal course of business, Regions' brokerage subsidiary enters into underwriting and forward and future commitments. At June 30, 2005, the contract amount of future contracts was $61 million to purchase and $172 million to sell U.S. Government and municipal securities. The brokerage subsidiary typically settles its position by entering into equal but opposite contracts and, as such, the contract amounts do not necessarily represent future cash requirements. Settlement of transactions relating to such commitments is not expected to have a material effect on the subsidiary's financial position. Transactions involving future settlement give rise to market risk, which represents the potential loss that can be caused by a change in the market value of a particular financial instrument. The exposure to market risk is determined by a number of factors, including size, composition and diversification of positions held, the absolute and relative levels of interest rates and market volatility.

Regions' derivative financial instruments are summarized as follows:
	Other Than Trading Derivatives
	As of June 30, 2005

(dollar amounts in millions)	Notional Amount	Fair Value	Receive	Pay	Average Maturity in Years

Asset hedges:
Fair value hedges:
Forward sale commitments	$ 1,035	$ -			0.1
Mortgage-backed security options	25	-			0.1

Total asset hedges	$ 1,060	$ -			0.1

Liability hedges:
Fair value hedges:
Credit default swaps	$ 75	$ 1
Interest rate swaps	4,548	217	4.75%	3.62%	5.9
Interest rate options	473	(123)			24.0

Total liability hedges	$ 5,096	$ 95			7.6

	As of June 30, 2004

(dollar amounts in millions)	Notional Amount	Fair Value	Receive	Pay	Average Maturity in Years

Asset hedges:
Fair value hedges:
Forward sale commitments	$ 126	$ -			0.2
Interest rate futures	2,075	-			1.5

Total asset hedges	$2,201	$ -			1.4

Liability hedges:
Fair value hedges:
Interest rate swaps	$2,388	$ 55	4.95%	1.76%	6.3
Interest rate options	250	-			0.9

Total liability hedges	$2,638	$ 55			5.8

	Derivative Financial Instruments
	As of June 30,

	2005			2004

	Contract or Notional Amount			Contract or Notional Amount

	Other			Other
	Than		Credit Risk	Than		Credit Risk
	Trading	Trading	Amount*	Trading	Trading	Amount*

	(in millions)
Interest rate swaps	$ 4,548	$ 8,010	$-0-	$ 2,388	$ 6,159	$ 66
Interest rate options	473	1,113	-0-	250	995	-0-
Credit default swaps	75	60	-0-
Futures and forward
commitments	1,035	7,495	-0-	2,201	2,442	-0-
Mortgage-backed
security options	25	-0-	-0-	-0-	-0-	-0-
Foreign exchange
forwards	-0-	16	-0-	-0-	9	-0-

Total	$ 6,156	$ 16,694	$ -0-	$ 4,839	$9,605	$ 66

The following table is a summary of Regions' derivative financial instruments as of March 31, 2005 and 2004, and is presented for comparison purposes.
	Derivative Financial Instruments
	As of March 31,

	2005			2004

	Contract or Notional Amount			Contract or Notional Amount

	Other			Other
	Than		Credit Risk	Than		Credit Risk
	Trading	Trading	Amount*	Trading	Trading	Amount*

	(in millions)
Interest rate swaps	$4,548	$10,618	$57	$3,438	$5,839	$134
Interest rate options	-0-	1,635	-0-	250	839	-0-
Futures and forward
commitments	1,211	11,675	-0-	5,869	1,294	-0-
Mortgage-backed
security options	25	-0-	-0-
Foreign exchange
forwards	-0-	12	-0-	-0-	15	-0-

Total	$5,784	$23,940	$57	$9,557	$7,987	$134

*Credit Risk Amount is defined as all positive exposures not collateralized with cash on deposit. Any credit risk arising under option contracts is combined with swaps to reflect netting agreements.

NOTE H - Pension and Postretirement Benefits

The following table provides the net pension cost and postretirement benefit cost recognized for the six months ended June 30, 2005 and 2004:
	Pension Cost		Postretirement Benefit Cost

(in thousands)	Six Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

Service cost	$8,315	$ 7,517	$ 232	$ 1,064
Interest cost	13,055	11,333	1,013	1,006
Expected return on plan assets	(15,566)	(12,388)	(155)	(86)
Net amortization (deferral)	6,077	4,451	83	464

Net periodic pension expense	$ 11,881	$ 10,913	$ 1,173	$ 2,448

The following table provides the net pension cost and postretirement benefit cost recognized for the three months ended June 30, 2005 and 2004:
	Pension Cost		Postretirement Benefit Cost

(in thousands)	Three Months Ended June 30,		Three Months Ended June 30,

	2005	2004	2005	2004

Service cost	$ 4,401	$ 3,759	$ 110	$ 528
Interest cost	6,911	5,667	480	499
Expected return on plan assets	(8,240)	(6,194)	(73)	(43)
Net amortization (deferral)	3,217	2,226	39	230

Net periodic pension expense	$ 6,289	$ 5,458	$ 556	$ 1,214

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

On June 1, 2005, the FASB issued Statement No. 154, "Accounting Changes and Error Corrections", a replacement of APB 20 and Statement 3. The Statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. In the absence of specific transition requirements to the contrary in the adoption of an accounting principle, Statement 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable for comparability and consistency of financial information between periods. Statement 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors occurring in fiscal years beginning after June 1, 2005.

On July 14, 2005, the FASB issued an Exposure Draft on Accounting for Uncertain Tax Positions, a proposed Interpretation of FASB Statement No. 109. The proposed Interpretation requires that only benefits from tax positions that are probable of being sustained under audit should be recognized in the financial statements. These benefits would be recorded at amounts considered to be the best estimates of management. At the time these positions become "more likely than not" to be disallowed under audit, they would be derecognized. This proposed Interpretation is currently scheduled to become effective for the year ended December 31, 2005. Regions is currently reviewing the potential impact of this proposed Interpretation; any cumulative effect associated with the application of the provisions of the proposed Interpretation will be reported as a change in accounting principle in the period in which the Interpretation is adopted.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following discussion and financial information is presented to aid in understanding Regions Financial Corporation's ("Regions" or the "Company") financial position and results of operations. The emphasis of this discussion will be on the six and three months ended June 30, 2005, as compared to the six and three months ended June 30, 2004, and the three months ended March 31, 2005.

Comparisons with certain prior periods are significantly impacted by the merger with Union Planters Corporation ("Union Planters"), consummated on July 1, 2004, and accounted for as a purchase (see "NOTE B - Union Planters Merger").

CORPORATE PROFILE

Regions' primary business is providing traditional commercial and retail banking services to customers throughout the South, Midwest, and Texas. Regions' principal banking subsidiary, Regions Bank, operates as an Alabama state-chartered bank with branch offices in Alabama, Arkansas, Florida, Georgia, Illinois, Indiana, Iowa, Kentucky, Louisiana, Mississippi, Missouri, North Carolina, South Carolina, Tennessee and Texas. Certain banking offices continue to operate under the Union Planters name until conversion later this year.

In addition to providing traditional commercial and retail banking services, Regions provides other financial services in the fields of investment banking, asset management, trust, mutual funds, securities brokerage, mortgage banking, insurance, leasing, and other specialty financing. Regions provides investment banking and brokerage services from nearly 270 offices of Morgan Keegan & Company, Inc. ("Morgan Keegan"), one of the largest investment firms based in the South. Regions' mortgage banking operations, Regions Mortgage and EquiFirst Corporation ("EquiFirst"), provide residential mortgage loan origination and servicing activities for customers. Regions Mortgage services approximately $39.3 billion in mortgage loans. Regions provides full-line insurance brokerage services through Rebsamen Insurance, Inc., one of the 50 largest insurance brokers in the country.

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

SECOND QUARTER HIGHLIGHTS

Regions reported net income available to common shareholders of $.53 per diluted share in the second quarter of 2005, including a reduction of $.06 per diluted share related to $29.6 million (after tax) in merger-related expenses. Net income available to common shareholders was $.58 per diluted share for the second quarter of 2004 and $.51 per diluted share for the first quarter of 2005. The third quarter of 2004 was the first period to report combined results reflecting the merger with Union Planters.

Net interest income for the second quarter of 2005 was $696.7 million, compared to $380.9 million in the second quarter of 2004 and $680.6 million in the first quarter of 2005. The net interest margin (annualized) for the second quarter of 2005 was 3.85%, up from 3.53% in the second quarter of 2004 and 3.84% in the first quarter of 2005. The increase in the net interest margin was due primarily to the combination of Regions and Union Planters balance sheets at July 1, 2004 and, from a linked-quarter perspective, an increase in loan yields, partially offset by a lesser increase in deposit rates.

Morgan Keegan's revenues were $195.6 million in the second quarter of 2005 compared to $169.8 million in the second quarter of 2004 and $204.3 million in the first quarter of 2005. Revenue comparisons between second quarter 2005 and 2004 are impacted by the addition of Union Planters' brokerage division in third quarter 2004, which primarily affects commissions and private client results. The $8.7 million linked-quarter decline was driven primarily by a reduction in unusually strong first quarter 2005 investment banking activity.

Gains on the sale of mortgage loans increased 14% over the second quarter of 2004 and 21% compared to the first quarter of 2005, due primarily to increased sales volume during the second quarter. Total mortgage production in the second quarter of 2005 was $4.4 billion, an increase over first quarter 2005 production due to an increase in non-conforming mortgage production.

Positive trends continued in Regions' banking unit. Loan growth of $374.4 million, linked quarter, was driven by commercial real estate and consumer lending. Deposits increased by $1.3 billion, linked quarter, driven by non-interest-bearing demand deposits and retail and wholesale certificates of deposits.

Net charge-offs totaled $34.1 million or 0.23% of average loans, annualized, in the second quarter of 2005, compared to 0.34% for the second quarter of 2004 and 0.17% in the first quarter of 2005. On a linked-quarter basis, non-performing assets decreased $31.2 million to $455.8 million at June 30, 2005. The decrease in non-performing assets was attributable to a reduction in non-accrual loans during the second quarter, partially offset by an increase in other real estate. Non-accrual loans decreased $37.6 million and other real estate increased $6.4 million compared to first quarter 2005 levels. Loans past due greater than 90 days increased $14.3 million in the second quarter of 2005, compared to the prior quarter.

The provision for loan losses totaled $32.5 million in the second quarter of 2005 compared to $25.0 million during the same period of 2004 (prior to the Union Planters merger) and $30.0 million during the first quarter of 2005. The allowance for loan losses at June 30, 2005, was 1.30% of total loans, net of unearned income, compared to 1.35% at June 30, 2004, and 1.31% at March 31, 2005.

Non-interest income, excluding securities gains and losses, increased $125.4 million compared to the second quarter of 2004, primarily due to the addition of Union Planters in the third quarter of 2004, and decreased $8.9 million linked-quarter, resulting primarily from declines in several categories of non-interest income. Brokerage and investment banking revenues totaled $132.2 million in the second quarter of 2005, compared to $128.9 million in the second quarter of 2004 and $144.5 million in the first quarter of 2005. Trust fees totaled $31.3 million in the second quarter of 2005, compared to $21.7 million in the same period in 2004 and $32.0 million in the first quarter of 2005. Regions' mortgage servicing and origination fees totaled $37.1 million in the second quarter 2005 compared to $19.9 million in the second quarter of 2004 and $39.3 million in the first quarter of 2005.

Regions recognized $53 million of impairment charges in the estimated value of mortgage servicing rights ("MSR") in the second quarter of 2005, included in other non-interest expense. This charge was offset by a comparable amount of securities gains. Merger-related charges in the second quarter of 2005 totaled $43.8 million. Total non-interest expenses, excluding merger-related and other charges, increased $270.7 million compared to the second quarter of 2004 due primarily to the addition of Union Planters in the third quarter of 2004. Total non-interest expenses, excluding merger-related and MSR impairment charges decreased $9.0 million linked quarter due to a reduction in salary and benefits expense.

During the second quarter of 2005, Regions successfully completed its first of three planned conversions to integrate the former Union Planters branch locations. The first conversion event covered more than 130 branch locations; the remaining conversions are scheduled for third quarter 2005 and fourth quarter 2005, respectively.

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

For purposes of evaluating mortgage servicing impairment, Regions must value its mortgage servicing rights. Mortgage servicing rights do not trade in an active market with readily observable market prices. Although sales of mortgage servicing rights do occur, the exact terms and conditions of sales may not be readily available. As a result, Regions stratifies its mortgage servicing portfolio on the basis of certain risk characteristics including loan type and contractual note rate and values its mortgage servicing rights using discounted cash flow modeling techniques which require management to make estimates regarding future net servicing cash flows, taking into consideration actual and expected mortgage loan prepayment rates and discount rates. Changes in interest rates, prepayment frequency or other factors could result in impairment of the servicing asset and a charge against earnings to reduce the recorded carrying amount. Based on a hypothetical sensitivity analysis, Regions estimates that a reduction in the primary mortgage market rates of 25 basis points and 50 basis points would reduce the June 30, 2005 fair value of mortgage servicing rights by 14% and 27%, respectively. Management mitigates risk associated with declines in the estimated value of mortgage servicing rights by purchasing agency securities to create economic hedges.

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

TOTAL ASSETS

Regions' total assets at June 30, 2005, were $85.3 billion, compared to $49.8 billion on June 30, 2004. This increase in total assets was primarily attributable to the merger with Union Planters in the third quarter of 2004. Total assets have increased approximately 1% since December 31, 2004.

LOANS AND ALLOWANCE FOR LOAN LOSSES

LOAN PORTFOLIO

Regions' primary investment is loans. At June 30, 2005, loans represented 78% of Regions' earning assets.

The following table includes a distribution of Regions' loan portfolio.

Loan Portfolio (period end data)

(in thousands)	Second Quarter 2005	Fourth Quarter 2004	Second Quarter 2004

Commercial	$15,391,714	$15,592,887	$10,034,086
Residential mortgages	11,770,299	11,518,716	8,199,935
Other real estate loans	14,438,754	14,385,317	6,738,835
Construction	7,134,584	6,529,751	3,647,943
Branch installment	1,694,967	1,781,368	1,256,961
Indirect installment	1,456,836	1,597,641	808,130
Consumer lines of credit	5,619,645	5,229,256	2,241,820
Student loans	832,145	892,018	709,074

	$58,338,944	$57,526,954	$33,636,784

Total loans at June 30, 2005, increased 73% from June 30, 2004, due to the merger with Union Planters, and 1% over year-end 2004. The strongest categories of growth in the loan portfolio, in addition to increases related to the merger of $22.3 billion in July of 2004, have been in commercial real estate, construction and consumer lines of credit. The average yield on loans during the second quarter of 2005 was 6.06% compared to 5.19% during the second quarter of 2004, and 5.83% during the first quarter of 2005. During the first half of 2005, the average yield on loans was 5.95% compared to 5.23% in 2004.

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

Regions determines its allowance for loan losses in accordance with Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan-an Amendment of FASB Statements No. 5 and 15" and Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies." In determining the amount of the allowance for loan losses, management uses information from its ongoing loan review process to stratify the loan portfolio into risk grades. The higher-risk-graded loans in the portfolio are assigned estimated amounts of loss based on several factors, including current and historical loss experience of each higher-risk category, regulatory guidelines for losses in each higher-risk category and management's judgment of economic conditions and the resulting impact on the higher-risk-graded loans. All loans deemed to be impaired, which include all non-accrual loans greater than $1 million, excluding loans to individuals, are evaluated individually. Impaired loans totaled approximately $120 million at June 30, 2005, compared to $150 million at March 31, 2005. The decrease in impaired loans in the second quarter of 2005 relates to a $9 million reduction in the outstanding balance of one large impaired loan due to a partial charge-off and $22 million in balance reductions related to several smaller impaired loans. The vast majority of Regions' impaired loans are dependent upon collateral for repayment. For these loans, impairment is measured by evaluating collateral value as compared to the current investment in the loan.

For all other loans, Regions compares the amount of estimated discounted cash flows to the investment in the loan. In the event a particular loan's collateral value or discounted cash flows are not sufficient to support the collection of the investment in the loan, the loan is specifically considered in the determination of the allowance for loan losses or a charge is immediately taken against the allowance for loan losses. The percentage of the allowance for loan losses related to the higher-risk loans was approximately 43% at June 30, 2005, compared to approximately 45% at March 31, 2005. Higher-risk loans, which include impaired loans, consist of loans classified as OLEM (other loans especially mentioned) and below and loans in other loan categories that are significantly past due.

In addition to establishing allowance levels for specifically identified higher-risk-graded loans, management determines allowance levels for all other loans in the portfolio for which historical experience indicates that certain losses exist. These loans are categorized by loan type and assigned estimated amounts of loss based on several factors, including current and historical loss experience of each loan type and management's judgment of economic conditions and the resulting impact on each category of loans. The percentage of the allowance for loan losses related to all other loans in the portfolio for which historical experience indicates that certain losses exist was approximately 57% of Regions' allowance for loan losses at June 30, 2005 and 55% at March 31, 2005. The amount of the allowance related to these loans is combined with the amount of the allowance related to the higher-risk-graded loans to evaluate the overall level of the allowance for loan losses.

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

Activity in the allowance for loan losses is summarized as follows:

	Six Months Ended
(dollar amounts in thousands)	June 30,	June 30,
	2005	2004

Balance at beginning of period	$754,721	$454,057
Loans charged-off:
Commercial	51,983	40,824
Real estate	21,723	7,104
Installment	24,239	15,159

Total	97,945	63,087
Recoveries:
Commercial	20,889	11,002
Real estate	4,096	1,600
Installment	14,192	9,105

Total	39,177	21,707
Net loans charged off:
Commercial	31,094	29,822
Real estate	17,627	5,504
Installment	10,047	6,054

Total	58,768	41,380
Provision charged to expense	62,500	40,000

Balance at end of period	$758,453	$452,677

Average loans outstanding:
Commercial	$ 15,152,548	$ 10,048,599
Real estate	33,642,625	16,890,006
Installment	9,071,924	5,729,302

Total	$57,867,097	$32,667,907

Net charge-offs as percent of average
loans outstanding (annualized):
Commercial	.41%	.60%
Real estate	.11%	.07%
Installment	.22%	.21%

Total	.20%	.25%

Net loan losses as a percentage of average loans (annualized) were 0.23% in the second quarter of 2005 compared to 0.34% in the second quarter 2004 and 0.17% in the first quarter of 2005. At June 30, 2005, the allowance for loan losses was 1.30% of loans, compared to 1.35% at June 30, 2004, and 1.31% at March 31, 2005. The allowance for loan losses as a percentage of non-performing loans was 194% at June 30, 2005, compared to 241% at June 30, 2004, and 194% at December 31, 2004. The allowance for loan losses as a percentage of non-performing assets was 166% at June 30, 2005, compared to 201% at June 30, 2004, and 167% at December 31, 2004.

NON-PERFORMING ASSETS

Non-performing assets are summarized as follows:
(dollar amounts in thousands)	June 30,	March 31,	December 31,	June 30,
	2005	2005	2004	2004

Non-accruing loans	$391,542	$429,171	$388,379	$187,685
Renegotiated loans	247	257	279	-
Other real estate	64,031	57,624	63,598	37,652

Total	$455,820	$487,052	$452,256	$225,337

Non-performing assets as a
percentage of loans and
other real estate	0.78%	0.84%	0.79%	0.67%

Loans past due 90 days or more	$76,417	$62,074	$74,777	$37,147

Non-accruing loans at June 30, 2005, increased $203.9 million from June 30, 2004 levels and $3.2 million from year-end 2004 levels. Non-accruing loans increased due to the addition of Union Planters in the third quarter of 2004, as well as a single sizeable loan relationship which was placed on non-accrual status during first quarter 2005. At June 30, 2005, real estate loans comprised $210.6 million ($147.9 million in residential) of total non-accruing loans, with commercial loans accounting for $165.1 million and consumer loans accounting for $15.8 million. Loans past due 90 days or more increased $39.3 million compared to June 30, 2004, due primarily to the Union Planters merger and increased $1.6 million from year-end 2004 levels. Other real estate increased $26.4 million from June 30, 2004 due primarily to properties added in connection with the merger with Union Planters and increased $433,000 since December 31, 2004.

INTEREST BEARING DEPOSITS IN OTHER BANKS

Interest-bearing deposits in other banks are used primarily as temporary investments and generally have short-term maturities. At June 30, 2005, this category of earning asset totaled $85.7 million compared to $35.8 million at June 30, 2004, and $115.0 million at December 31, 2004.

SECURITIES

The following table shows the carrying values of securities as follows:
(in thousands)	June 30,	December 31,	June 30,
	2005	2004	2004

Securities held to maturity:
U.S. Treasury and Federal agency securities	$31,284	$31,152	$30,888
Obligations of states and political subdivisions	-	-	751

Total	$31,284	$31,152	$31,639

Securities available for sale:
U.S. Treasury and Federal agency securities	$3,534,287	$4,375,697	$1,786,479
Obligations of states and political subdivisions	500,858	569,060	433,588
Mortgage-backed securities	7,487,644	6,980,513	6,196,326
Other securities	63,977	179,374	83,657
Equity securities	608,282	480,793	217,530

Total	$12,195,048	$12,585,437	$8,717,580

Total securities at June 30, 2005, increased 40% from June 30, 2004 due primarily to the merger with Union Planters (which added $5.4 billion of securities) and decreased 3% since year-end 2004 levels. During the second quarter of 2005, Regions sold $1.1 billion in government and agency securities, incurring a gain of $53.4 million. Reinvestment of proceeds from this sale into shorter term securities is expected to have a $4 to $5 million negative effect on interest income in the second half of 2005. Securities available for sale are an important tool used to manage interest rate sensitivity and provide a primary source of liquidity for the Company (see INTEREST RATE SENSITIVITY, Exposure to Interest Rate Movements and LIQUIDITY).

LOANS HELD FOR SALE

Loans held for sale increased $849.7 million compared to June 30, 2004, due to the merger with Union Planters in the third quarter 2004, and $297.5 million compared to year-end 2004, due to an increase in mortgage loans held for sale. At June 30, 2005, mortgage loans held for sale accounted for substantially all of the $2.1 billion in total loans held for sale.

MARGIN RECEIVABLES

Margin receivables at June 30, 2005, totaled $549.3 million compared to $549.7 million at June 30, 2004, and $477.8 million at December 31, 2004. Margin receivables represent funds advanced to brokerage customers for the purchase of securities that are secured by certain marketable securities held in the customer's brokerage account. The risk of loss from these receivables is minimized by requiring that customers maintain marketable securities in the brokerage account which have a fair market value substantially in excess of the funds advanced to the customer. Fluctuations in these balances are caused by trends in general market conditions, volatility in equity retail products, and investor sentiment toward economic stability.

PREMISES AND EQUIPMENT

Premises and equipment at June 30, 2005, increased by $452.5 million in comparison with the same quarter in 2004, due primarily to assets added through the Union Planters merger, and increased $3.2 million from December 31, 2004. The increase from year-end was due to the normal addition of premises and equipment during the first two quarters of 2005, offset by a $21.5 million decrease in premises related to a second quarter 2005 transaction whereby Regions sold certain properties to a third party, but has agreed to lease back a portion of these properties. As a part of this transaction, Regions maintains a continuing involvement in certain properties and, as such, will continue to incur depreciation expense related to these properties. In addition, Regions has recorded a long term debt obligation totaling $83.1 million relating to the continuing involvement in these properties (See BORROWINGS).

EXCESS PURCHASE PRICE

Excess purchase price at June 30, 2005, totaled $5.1 billion compared to $1.1 billion at June 30, 2004 and $5.0 billion year-end 2004. The increase from June 30, 2004 is related to the approximately $4 billion in excess purchase price added in connection with the merger with Union Planters.

MORTGAGE SERVICING RIGHTS

Mortgage servicing rights increased $214.3 million compared to June 30, 2004 due to additions associated with the July 1, 2004 merger with Union Planters. Since year end, mortgage servicing rights decreased $25.4 million, primarily due to a net impairment charge against mortgage servicing rights of $18 million during the first six months of 2005, as a result of a reduction in mortgage rates and an increase in prepayment speed assumptions. At June 30, 2005, mortgage servicing rights totaled $371.1 million.

OTHER IDENTIFIABLE INTANGIBLE ASSETS

Other identifiable intangible assets at June 30, 2005 totaled $337.6 million compared to $16.0 million at June 30, 2004 and $356.9 million at year-end 2004. The increase from the second quarter of 2004 is related primarily to core deposit intangibles added in connection with the merger with Union Planters. The decrease during the first two quarters of 2005 is related to amortization of other identifiable intangibles.

OTHER ASSETS

Other assets increased $749.8 million compared to June 30, 2004, and increased $202.0 million since year-end 2004. The increase from second quarter 2004 was primarily the result of assets added in connection with the merger with Union Planters during the third quarter of 2004. The increase from year-end 2004 was primarily attributable to an increase in computer software, deferred tax assets, and treasury receivables, partially offset by a decrease in investment in low income housing partnerships.

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

The loan to deposit ratio at June 30, 2005, was 95.84% compared to 97.68% at June 30, 2004 and 98.06% at December 31, 2004.

Regions recently filed a universal shelf registration statement that allows the company to issue up to $2 billion of various debt and equity securities at market rates for future funding and liquidity needs. On August 3, 2005, Regions issued $750 million of senior debt notes ($400 million of 3-year floating rate notes and $350 million of 3-year fixed rate notes) under the above universal shelf registration. Proceeds will be used for general corporate purposes.

Regions also has the ability to obtain additional Federal Home Loan Bank ("FHLB") advances subject to collateral requirements and other limitations. The FHLB has been and is expected to continue to be a reliable and economical source of funding and can be used to fund debt maturities as well as other obligations.

In addition, Regions Bank has the requisite agreements in place to issue and sell up to $5 billion of its bank notes to institutional investors through placement agents. As of June 30, 2005, approximately $1 billion in bank notes were outstanding, including $400 million under a previous agreement and $600 million assumed through acquisitions. The issuance of additional bank notes could provide a significant source of liquidity and funding to meet future needs.

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

Total deposits at June 30, 2005, increased 77% compared to June 30, 2004, and 4% from year-end 2004 levels. The significant increase in deposits from second quarter 2004 was due primarily to $22.9 billion in deposits added in connection with the merger with Union Planters. In addition to the increases realized through the merger, the other drivers of growth were non-interest bearing demand deposits and certificates of deposit.

The following table presents the average rates paid on deposits by category for the six months ended June 30, 2005 and 2004:
	Average Rates Paid

	June 30,	June 30,
	2005	2004

Interest-bearing transaction accounts	1.69%	0.86%
Savings accounts	0.23	0.22
Money market savings accounts	1.05	0.62
Certificates of deposit of $100,000 or more	2.87	1.92
Other interest-bearing deposits	2.76	2.09
Total interest-bearing deposits	1.87%	1.27%

The following table presents the average amounts of deposits outstanding by category for the six months ended June 30, 2005 and 2004:
	Average Amounts Outstanding

	Six months ended June 30,
(in thousands)	2005	2004

Non-interest-bearing demand deposits	$ 11,665,276	$ 5,856,875

Interest-bearing transaction accounts	3,088,178	2,706,828
Savings accounts	2,921,799	1,438,443
Money market savings accounts	19,008,984	10,600,753
Certificates of deposit of $100,000 or more	7,946,978	3,696,782
Other interest-bearing deposits	14,668,269	8,567,316

Total interest-bearing deposits	47,634,208	27,010,122

Total deposits	$59,299,484	$32,866,997

BORROWINGS

Following is a summary of short-term borrowings:
(in thousands)	June 30,	December 31,	June 30,
	2005	2004	2004

Federal funds purchased	$ 983,972	$ 1,872,119	$1,409,985
Securities sold under agreements to repurchase	2,851,348	2,807,807	2,292,187
Federal Home Loan Bank structured notes	-	350,000	350,000
Notes payable to unaffiliated banks	81,900	56,400	53,000
Treasury, tax and loan note	5,000	5,000	-
Due to brokerage customers	425,684	457,702	442,376
Derivative collateral/broker margin calls	63,188	75,846	36,260
Short sale liability	346,112	370,737	229,227

Total	$4,757,204	$5,995,611	$4,813,035

Net federal funds purchased and security repurchase agreements totaled $3.2 billion at June 30, 2005, compared to $2.9 billion at June 30, 2004, and $4.0 billion at year-end 2004. The level of federal funds and security repurchase agreements can fluctuate significantly on a day-to-day basis, depending on funding needs and which sources of funds are used to satisfy those needs. During the first six months of 2005, net funds purchased averaged $4.0 billion compared to $2.9 billion for the same period in 2004. Other short-term borrowings decreased $189.0 million since June 30, 2004 and $393.8 million since year end due primarily to reductions in Federal Home Loan Bank structured notes and customer funds in brokerage accounts.

Long-term borrowings are summarized as follows:

(in thousands)	June 30,	December 31,	June 30,
	2005	2004	2004

6.375% subordinated notes due 2012	$ 598,850	$ 600,000	$ 600,000
7.00% subordinated notes due 2011	498,726	500,000	500,000
7.75% subordinated notes due 2024	100,000	100,000	100,000
6.75% subordinated notes due 2005	101,290	103,225	-
6.50% subordinated notes due 2018	316,826	319,873	-
7.75% subordinated notes due 2011	562,688	568,219	-
Senior holding company notes due 2010	485,312	483,956	-
Senior bank notes	1,013,571	1,017,050	400,000
Federal Home Loan Bank structured notes	1,785,000	1,785,000	1,785,000
Federal Home Loan Bank advances	939,614	945,916	768,518
Junior subordinated notes	523,401	525,015	300,708
Mark-to-market on hedged long-term debt	105,436	125,294	65,275
Other long-term debt	255,003	166,037	60,553

Total	$7,285,717	$7,239,585	$4,580,054

Long-term borrowings have increased $2.7 billion since June 30, 2004 (due primarily to the additional $2.7 billion in long-term borrowings added from the merger with Union Planters in the third quarter of 2004) and increased $46.1 million since year-end 2004. This increase is due to the $83.1 million added to other long-term debt in connection with the seller-lessee transaction with continuing involvement (see PREMISES AND EQUIPMENT), offset by reductions in subordinated debt, senior notes, and mark-to market on hedged debt.

OTHER LIABILITIES

Other liabilities increased $43.0 million compared to June 30, 2004 due primarily to liabilities added in the merger with Union Planters and increased by $162.8 million compared to year-end 2004, primarily due to an increase in accrued income taxes and interest expense.

STOCKHOLDERS' EQUITY

Stockholders' equity was $10.7 billion at June 30, 2005, compared to $4.4 billion at June 30, 2004, and $10.7 billion at December 31, 2004. The increase from second quarter 2004 results from equity added in connection with the merger with Union Planters on July 1, 2004. The total value added to equity was approximately $6.0 billion with 190.3 million shares being issued. Accumulated other comprehensive loss totaled $18.7 million at June 30, 2005, compared to a loss of $40.3 million at June 30, 2004, and $50.3 million at year-end 2004. Fluctuations in accumulated other comprehensive income (loss) primarily relate to changes in the carrying value of available for sale securities.

Regions' ratio of equity to total assets was 12.60% at June 30, 2005, compared to 8.79% at June 30, 2004 and 12.78% at December 31, 2004. Regions' ratio of tangible equity to tangible assets was 6.68% at June 30, 2005, compared to 6.70% at June 30, 2004 and 6.86% at December 31, 2004.

On July 15, 2004, Regions' Board of Directors assessed the pre-merger repurchase authorizations of both Regions and Union Planters and authorized Regions to repurchase up to 20.0 million shares of its $0.01 par value common stock through open market transactions. Regions repurchased 8.5 million shares in the first two quarters of 2005. An additional 10.6 million shares could be repurchased under this authorization.

The Board of Directors declared a $.34 cash dividend for the second quarter of 2005, compared to a $.33 cash dividend declared for the second quarter of 2004 and $.34 for first quarter 2005.

REGULATORY CAPITAL REQUIREMENTS

Regions and Regions Bank are required to comply with capital adequacy standards established by banking regulatory agencies. Currently, there are two basic measures of capital adequacy: a risk-based measure and a leverage measure.

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

The following chart summarizes the applicable bank regulatory capital requirements. Regions' capital ratios at June 30, 2005 and 2004, substantially exceeded all regulatory requirements.
		Well
	Minimum	Capitalized	Regions at	Regions at
	Regulatory	Regulatory	June 30,	June 30,
	Requirement	Requirement	2005	2004

Tier 1 capital to risk-adjusted assets	4.00%	6.00%	8.73%	9.50%
Total risk-based capital to risk-adjusted assets	8.00	10.00	12.95	14.13
Tier 1 leverage ratio	3.00	5.00	7.35	7.39

OPERATING RESULTS

For the first six months of 2005, net income available to common shareholders totaled $490.0 million ($1.04 per diluted share), compared to $325.8 million ($1.18 per diluted share) for the same period in 2004. For the second quarter of 2005, net income available to common shareholders totaled $248.4 million ($0.53 per diluted share), compared to $159.3 million ($0.58 per diluted share) for the second quarter of 2004 and $241.6 million ($0.51 per diluted share) in the first quarter of 2005.

Annualized return on stockholders' equity for the six months ended June 30, 2005 was 9.21% compared to 15.04% for the same period in 2004. Annualized return on assets for the six months ended June 30, 2005 was 1.17% compared to 1.35% for the same period in 2004.

Annualized return on tangible stockholders' equity was 18.33% for the quarter ended June 30, 2005 compared to 20.02% for the same period in 2004.

NET INTEREST INCOME

The following table presents a summary of net interest income for the quarters ended June 30, 2005, March 31, 2005, and June 30, 2004.
(dollar amounts in thousands)	June 30,	March 31,	June 30,
	2005	2005	2004

Interest income	$1,055,384	$991,976	$537,880
Interest expense	358,672	311,405	157,017

Net interest income	696,712	680,571	380,863

Tax equivalent adjustment	19,795	20,535	16,226

Net interest income (taxable equivalent)	$716,507	$701,106	$397,089

Net interest margin	3.85%	3.84%	3.53%

Net interest income (taxable equivalent basis) for the first six months of 2005 increased $625.1 million, or 79%, compared to the same period in 2004. The increase in net interest income is due primarily to increases in interest rates during 2004 and 2005, as well as increases in average earning assets resulting from the Union Planters merger. The net yield on interest-earning assets (taxable equivalent basis) was 3.85% in the first six months of 2005 compared to 3.54% during the same period in 2004.

For the second quarter of 2005, net interest income (taxable equivalent basis) increased $319.4 million, or 81%, from the comparable quarter in 2004, due to increases in interest rates during 2004 and 2005, as well as increases in average earning assets resulting from the Union Planters merger. The net yield on interest earning assets (taxable equivalent basis) was 3.85% in the second quarter of 2005 compared to 3.53% during the second quarter of 2004. The yield on interest earning assets increased 85 basis points in the second quarter of 2005, while the rate on interest bearing liabilities increased 69 basis points, compared to the second quarter of 2004.

Compared to the first quarter of 2005, net interest income (taxable equivalent basis) increased $15.4 million, or 9% annualized, due to earning asset growth and increased interest rates. The net yield on interest earning assets (taxable equivalent basis) was 3.85% in the second quarter of 2005 compared to 3.84% in the first quarter of 2005. The yield on interest earning assets increased 22 basis points, while the rate on interest bearing liabilities increased 27 basis points, compared to the previous quarter.

Analysis of Changes in Net Interest Income
	Six months ended June 30,

(in thousands)	2005 over 2004

	Volume	Yield/Rate	Total

Increase (decrease) in:
Interest income on:
Loans	$714,481	$135,843	$850,324
Federal funds sold	(486)	4,252	3,766
Taxable securities	69,657	9,346	79,003
Non-taxable securities	2,450	286	2,736
Other earning assets	21,925	16,044	37,969

Total	808,027	165,771	973,798
Interest expense on:
Savings deposits	1,719	123	1,842
Other interest-bearing deposits	163,363	106,448	269,811
Borrowed funds	37,046	47,676	84,722

Total	202,128	154,247	356,375

Increase in net interest income	$605,899	$ 11,524	$ 617,423

Note: The change in interest due to both rate and volume has been allocated to change due to volume and change due to rate in proportion to the absolute dollar amounts of the change in each. The allocation between volume and rate has been impacted by balances added in connection with the Union Planters merger.

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

Exposure to Interest Rate Movements. Based on the foregoing discussion, management has estimated the potential effect of shifts in interest rates on net interest income. As of June 30, 2005, Regions maintains a slightly asset sensitive position to gradual rate shifts of plus or minus 100 and 200 basis points. The following table demonstrates the expected effect that a gradual (over six months beginning at June 30, 2005 and 2004) parallel interest rate shift would have on Regions' annual net interest income. Results of the same analysis for the comparable period for 2004 are presented for comparison purposes.
Gradual	June 30, 2005		June 30, 2004

	$ Change in	% Change in	$ Change in	% Change in
Change in	Net Interest	Net Interest	Net Interest	Net Interest
Interest Rates	Income	Income	Income	Income

(in basis points)	(dollar amounts in thousands)
+200	$ 105,000	3.9%	$ 39,000	2.5%
+100	53,000	2.0	24,000	1.6
-100	(70,000)	(2.6)	(7,000)	(0.5)
-200	(157,000)	(5.8)	(16,000)	(1.0)

As of June 30, 2005, Regions maintains a slightly asset sensitive position to instantaneous rate shifts of plus or minus 100 and 200 basis points. The following table demonstrates the expected effect that an instantaneous parallel rate shift would have on Regions' annual net interest income. Results of the same analysis for the comparable period of 2004 are presented for comparison purposes.
Instantaneous	June 30, 2005		June 30, 2004

	$ Change in	% Change in	$ Change in	% Change in
Change in	Net Interest	Net Interest	Net Interest	Net Interest
Interest Rates	Income	Income	Income	Income

(in basis points)	(dollar amounts in thousands)
+200	$ 135,000	5.0%	$ 44,000	2.9%
+100	73,000	2.7	25,000	1.7
-100	(73,000)	(2.7)	(16,000)	(1.1)
-200	(204,000)	(7.5)	(26,000)	(1.7)

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

Morgan Keegan will occasionally economically hedge a portion of its long proprietary inventory position through the use of short positions in financial future contracts, which are included in securities sold, not yet purchased at market value. At June 30, 2005, Morgan Keegan had no outstanding futures contracts. The contract amounts do not necessarily represent future cash requirements.

In the normal course of business, Morgan Keegan enters into underwriting and forward and future commitments. At June 30, 2005, the contract amounts of futures contracts were $61 million to purchase and $172 million to sell U.S. Government and municipal securities. Morgan Keegan typically settles its position by entering into equal but opposite contracts and, as such, the contract amounts do not necessarily represent future cash requirements. Settlement of the transactions relating to such commitments is not expected to have a material effect on Regions' consolidated financial position. Transactions involving future settlement give rise to market risk, which represents the potential loss that can be caused by a change in the market value of a particular financial instrument. Regions' exposure to market risk is determined by a number of factors, including the size, composition and diversification of positions held, the absolute and relative levels of interest rates, and market volatility.

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

The end-of-period VAR was approximately $358,000 at June 30, 2005 compared to approximately $466,000 at March 31, 2005. Maximum daily VAR utilization during the second quarter of 2005 was approximately $667,000, compared to $1.2 million during the first quarter of 2005, and average daily VAR was $451,000 during the second quarter of 2005, compared to $588,000 during the first quarter of 2005.

PROVISION FOR LOAN LOSSES

The provision for loan losses was $62.5 million or .22% (annualized) of average loans in the first six months of 2005 compared to $40.0 million or .25% (annualized) of average loans in the first six months of 2004. For the second quarter of 2005, the provision for loan losses was $32.5 million or .22% (annualized) of average loans compared to $25.0 million or .30% (annualized) of average loans in the second quarter of 2004 and $30.0 million or .21% (annualized) in the first quarter of 2005. The provision for loan losses recorded in the first six months and second quarter of 2005 was based on management's assessment of inherent losses associated with the loan portfolio and management's evaluation of economic conditions (see "ALLOWANCE FOR LOAN LOSSES").

NON-INTEREST INCOME

The following table presents a summary of non-interest income for the quarters ended June 30, 2005, March 31, 2005, and June 30, 2004.
	June 30,	March 31,	June 30,
(in thousands)	2005	2005	2004

Brokerage and investment banking	$132,179	$144,490	$128,886
Trust department income	31,256	31,990	21,668
Service charges on deposit accounts	131,654	123,818	73,607
Mortgage servicing and origination fees	37,057	39,312	19,868
Securities gains (losses)	53,400	(33,966)	149
Insurance premiums and commissions	21,079	22,006	21,645
Gain on sale of mortgage loans	40,913	33,909	35,841
Derivative income	9,921	3,983	1,799
SOI and Capital Factors	10,105	13,371	-
Other	41,861	51,997	27,343

Total non-interest income	$509,425	$430,910	$330,806

Total non-interest income (excluding securities transactions) increased $244.8 million or 36% in the first six months of 2005 compared to the same period of 2004, due primarily to the impact of the merger with Union Planters. On a quarterly basis, total non-interest income (excluding securities transactions) increased $125.4 million, or 38%, compared to the second quarter of 2004 (due primarily to the merger as noted above) and decreased $8.9 million, or 8% annualized, compared to the first quarter of 2005, due primarily to a reduction in unusually strong first quarter 2005 investment banking fees and insurance premiums and commissions, partially offset by an increase in the gain on the sale of mortgages and in service charges on deposit accounts.

BROKERAGE AND INVESTMENT BANKING

Brokerage and investment banking income reflected an increase of $9.6 million in the first six months of 2005 compared to the same period in 2004 due primarily to unusually strong investment banking activity in the first quarter of 2005. In the second quarter of 2005, brokerage and investment banking income increased $3.3 million compared to the second quarter of 2004 but decreased $12.3 million compared to the first quarter of 2005 based on the reduction of unusually strong first quarter 2005 investment banking revenue.

The following table shows the breakout of revenue by division contributed by Morgan Keegan for the three months ended June 30, 2005 and March 31, 2005, and the six months ended June 30, 2005 and 2004.

Morgan Keegan
Breakout of Revenue by Division

(dollar amounts in thousands)	Private Client	Fixed-income Capital Markets	Equity Capital Markets	Regions MK Trust	Investment Advisory	Interest & Other

Three months ended June 30, 2005:
$ amount of revenue	$60,143	$42,116	$17,797	$25,207	$29,771	$20,518
% of gross revenue	30.8%	21.5%	9.1%	12.9%	15.2%	10.5%

Three months ended March 31, 2005:
$ amount of revenue	$63,174	$40,285	$26,416	$25,856	$28,352	$20,207
% of gross revenue	30.9%	19.7%	12.9%	12.7%	13.9%	9.9%

Six months ended June 30, 2005:
$ amount of revenue	$123,317	$82,401	$44,213	$51,063	$58,123	$40,725
% of gross revenue	30.8%	20.6%	11.1%	12.8%	14.5%	10.2%

Six months ended June 30, 2004:
$ amount of revenue	$108,760	$101,285	$33,399	$35,836	$41,425	$25,579
% of gross revenue	31.4%	29.2%	9.6%	10.3%	12.0%	7.5%

The following table shows the components of revenue contributed by Morgan Keegan for the three months ended June 30, 2005, March 31, 2005, and June 30, 2004.

Morgan Keegan Summary Income Statement

(dollar amounts in thousands)	Three months ended June 30, 2005	Three months ended Mar. 31, 2005	Three months ended June 30, 2004	% Change from Mar. 31, 2005	% Change from June 30, 2004

Revenues:
Commissions	$50,263	$49,650	$38,751	1.2%	29.7%
Principal transaction	35,425	38,277	48,583	(7.5)	(27.1)
Investment banking	27,434	36,905	24,944	(25.7)	10.0
Interest	19,766	17,833	11,470	10.8	72.3
Trust fees and services	25,207	25,856	18,245	(2.5)	38.2
Investment advisory	29,211	26,520	20,530	10.1	42.3
Other	8,246	9,249	7,291	(10.8)	13.1

Total revenues	195,552	204,290	169,814	(4.3)	15.2

Expenses:
Interest expense	13,109	9,168	5,303	43.0	147.2
Non-interest expense	143,531	153,218	133,502	(6.3)	7.5

Total expenses	156,640	162,386	138,805	(3.5)	12.8

Income before income taxes	38,912	41,904	31,009	(7.1)	25.5

Income taxes	14,459	15,672	11,580	(7.7)	24.9

Net income	$24,453	$26,232	$19,429	(6.8)%	25.9%

TRUST INCOME

Trust department income for the first six months of 2005 increased $20.9 million or 49% compared to the first six months of 2004 due to the addition of Union Planters' trust activities in the third quarter of 2004. Second quarter 2005 trust department income increased $9.6 million or 44% over the second quarter of 2004, primarily due to the addition of Union Planters' trust activities in 2004, and decreased $734,000 or 9% (annualized) linked-quarter due to decreases in fee levels and lower asset values, on which fees are based.

SERVICE CHARGES ON DEPOSIT ACCOUNTS

Service charges on deposit accounts increased $110.0 million or 76% in the first six months of 2005 and increased $58.0 million or 79% in the second quarter of 2005, compared to the same periods in 2004 due to fees on accounts added in connection with the merger with Union Planters. On a linked quarter comparison, service charges on deposit accounts increased $7.8 million over the first quarter of 2005, as a result of the return of NSF/OD fees to higher levels, partially offset by the expanded offering of a free checking product, lower commercial service fees, and the continuing conversion of legacy Union Planters' fee structure to Regions' somewhat lower fee structure.

MORTGAGE SERVICING AND ORIGINATION FEES

The primary source of this category of income is Regions' mortgage banking affiliates, Regions Mortgage and EquiFirst. The conforming mortgage operations for Regions Bank and Union Planters Bank were combined in the third quarter of 2004 and are operating as Regions Mortgage. Regions Mortgage's primary business and source of income is the origination and servicing of conforming mortgage loans for long-term investors. EquiFirst typically originates non-conforming mortgage loans which are sold to third-party investors with servicing released. Net gains and losses related to the sale of mortgage loans are included in other non-interest income.

For the first six months of 2005, mortgage servicing and origination fees increased $34.9 million or 84% compared to the same period of 2004 due to increased servicing and origination activities acquired through the merger with Union Planters during the third quarter of 2004. Mortgage servicing and origination fees increased $17.2 million or 86% in the second quarter of 2005 compared to the second quarter of 2004, due to increased mortgage production and servicing volume. From a linked-quarter perspective, mortgage servicing and origination fees decreased $2.3 million or 23% (annualized) due to the sale of the conforming wholesale mortgage business. Single-family mortgage production was $4.4 billion in the second quarter of 2005, compared to $2.4 billion in the second quarter of 2004 and $3.8 billion in the first quarter of 2005. The mortgage operation's servicing portfolio totaled $39.3 billion at June 30, 2005, compared to $15.8 billion at June 30, 2004, and $39.5 billion at March 31, 2005.

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
	Six Months Ended
(dollar amounts in thousands)	June 30,	June 30,
	2005	2004

Balance at beginning of year	$458,053	$166,346
Additions	40,413	18,849
Sales	(3,783)	-
Amortization	(44,072)	(16,921)

	450,611	168,274
Valuation adjustment	(79,500)	(11,500)

Balance at end of period	$371,111	$156,774

The changes in the valuation allowance for servicing assets for the six months ended June 30, 2005 and 2004 were as follows:
	Six Months Ended
(in thousands)	June 30,	June 30,
	2005	2004

Balance at beginning of the year	$61,500	$39,500
Provisions for (recapture of) impairment valuation	18,000	(28,000)

Balance at end of the period	$79,500	$11,500

SECURITIES GAINS

Securities gains for the first six months of 2005 totaled $19.4 million (resulting from a $34 million loss on the sale of securities in the first quarter of 2005 followed by a $53.4 million gain on sales of securities during the second quarter) compared to $13.0 million for the same period of 2004. Gains during the second quarter of 2005 reflected a $53.3 million increase over the comparable quarter in 2004, resulting from the second quarter 2005 sale of securities that served as an economic hedge for the $53 million impairment of mortgage servicing rights during the quarter.

OTHER INCOME

The components of other income consist mainly of fees and commissions, insurance premiums, customer derivative fees and gains related to the sale of mortgage loans. Other non-interest income for the first six months of 2005 increased $69.4 million over the first six months of 2004 due primarily to fees added by the merger with Union Planters in the third quarter of 2004. In the second quarter of 2005, other non-interest income increased $37.3 million over the second quarter of 2004 due to the merger noted above and decreased $1.4 million linked-quarter, as a result of reduced insurance premiums, trading income, safe deposit fees, and income from investments in low income housing, partially offset by increases in customer derivative fees and gains on mortgage loan sales.

NON-INTEREST EXPENSE

The following table presents a summary of non-interest expense for the quarters ended June 30, 2005, March 31, 2005, and June 30, 2004.
(in thousands)	June 30,	March 31,	June 30,
	2005	2005	2004

Salaries and employee benefits	$411,953	$437,658	$282,369
Net occupancy expense	54,898	54,284	25,985
Furniture and equipment expense	32,161	32,209	19,333
Impairment (recapture) of MSRs	53,000	(35,000)	(40,000)
Loss on early extinguishment of debt	-0-	-0-	39,620
Merger-related and other charges	43,765	38,894	8,173
Other	222,074	205,901	122,696

Total non-interest expense	$817,851	$733,946	$458,176

Total non-interest expense increased $609.7 million or 65% in the first six months of 2005 compared to the same period in 2004 due primarily to expenses added in connection with the merger with Union Planters in the third quarter of 2004, including merger-related and other charges. Second quarter 2005 non-interest expense increased $359.7 million compared to the second quarter of 2004 due to the merger noted above and $83.9 million compared to the first quarter of 2005, due primarily to the $53 million impairment charge recorded during the quarter (in comparison to the $35 million recapture of impairment recorded during the first quarter).

In connection with the integration of Regions and Union Planters, Regions will be incurring merger-related expenses throughout the integration. The following tables show the impact of merger related and other charges affecting the components of non-interest expense for the quarters ended June 30, 2005, March 31, 2005, and June 30, 2004. Included in merger-related and other charges is the recapture and impairment of mortgage servicing rights, loss on early extinguishment of debt, merger and other charges. Management believes the following tables are useful in evaluating trends in non-interest expense. For further discussion of non-interest expense, refer to the discussion of each component following the tables below.

Three months ended June 30, 2005
		Less: Merger-
		related and
(in thousands)	As Reported	Other Charges	As Adjusted

Salaries and employee benefits	$ 426,443	$ 14,490	$ 411,953
Net occupancy expense	56,635	1,737	54,898
Furniture and equipment expense	32,292	131	32,161
Impairment of MSRs	53,000	53,000	-0-
Other	249,481	27,407	222,074

Total	$ 817,851	$ 96,765	$ 721,086

Three months ended March 31, 2005
		Less: Merger-
		related and
(in thousands)	As Reported	Other Charges	As Adjusted

Salaries and employee benefits	$ 437,658	$ 12,368	$ 425,290
Net occupancy expense	54,284	366	53,918
Furniture and equipment expense	32,209	319	31,890
Recapture of MSRs	(35,000)	(35,000)	-0-
Other	244,795	25,841	218,954

Total	$ 733,946	$ 3,894	$ 730,052

Three months ended June 30, 2004
		Less: Merger-
		related and
(in thousands)	As Reported	Other Charges	As Adjusted

Salaries and employee benefits	$ 283,361	$ 992	$ 282,369
Net occupancy expense	25,985	-0-	25,985
Furniture and equipment expense	19,341	8	19,333
Recapture of MSRs	(40,000)	(40,000)	-0-
Loss on early extinguishment of debt	39,620	39,620	-0-
Other	129,869	7,173	122,696

Total	$ 458,176	$ 7,793	$ 450,383

SALARIES AND EMPLOYEE BENEFITS

Salaries and employee benefits were up $293.8 million or 52% in the first six months of 2005 compared to the same period in 2004, due to the increased number of associates added in connection with the Union Planters merger. In the second quarter of 2005, salaries and employee benefits increased $143.1 million compared to the second quarter of 2004 (as a result of merger with Union Planters merger) and decreased $11.2 million linked-quarter, due to reduced headcount, lower payroll taxes, and reduced brokerage commissions, partially offset by higher commissions related to increased mortgage production in the second quarter. As of June 30, 2005, Regions had 25,654 full-time equivalent employees.

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

Net occupancy expense increased $57.1 million or 106% in the first six months of 2005 over the first six months of 2004 due primarily to expenses attributable to properties added in connection with the merger with Union Planters and new branch offices. Net occupancy expense in the second quarter of 2005 increased $30.7 million compared to second quarter of 2004 and $2.4 million linked quarter.

FURNITURE AND EQUIPMENT EXPENSE

Furniture and equipment expense during the first six months of 2005 increased $27.0 million or 72% compared to the same period in 2004 due primarily to increased depreciation associated with equipment added in connection with the merger with Union Planters during the third quarter of 2004. During the second quarter of 2005, furniture and equipment expense increased $13.0 million in comparison with the second quarter of 2004, as a result of the merger noted above. Furniture and equipment expense increased $83,000 linked quarter.

IMPAIRMENT (RECAPTURE) OF MORTGAGE SERVICING RIGHTS

Impairment of mortgage servicing rights during the first six months of 2005 increased $46.0 million compared to the same period in 2004 and $93.0 million when comparing the three months ended June 30, 2005 and 2004, due primarily to a declining mortgage rate environment, higher prepayment speeds, and shorter servicing periods on mortgage loans. The $53.0 million impairment charge during the second quarter of 2005 contrasted with the $35.0 million recapture of impairment recognized in the first quarter of 2005.

OTHER EXPENSES

The significant components of other expense include other non-credit losses, amortization, and computer and other outside services. Other non-interest expense increased $185.7 million or 60% in the first six months of 2005 compared to the same period in 2004 due to expenses added by the merger with Union Planters. In the second quarter of 2005, other non-interest expense increased $80.0 million compared to the second quarter of 2004 (primarily due to the merger noted above) and $4.7 million compared to the first quarter of 2005, due to an increase in advertising and promotion expense.

APPLICABLE INCOME TAXES

Regions' provision for income tax expense for the first six months of 2005 increased $77 million compared to the first six months of 2004 due to increased earnings resulting from the third quarter 2004 merger with Union Planters. The second quarter 2005 income tax expense increased $41 million compared to the second quarter of 2004. Regions effective tax rate for the first six months of 2005 was 30.3% compared to 29.2% in the first six months of 2004.

From time to time Regions engages in business plans that may also have an effect on its tax liabilities. While Regions has obtained the opinion of advisors that the tax aspects of these strategies should prevail, examination of Regions' income tax returns or changes in tax law may impact the tax benefits of these plans.

Periodically, Regions invests in pass-through investment vehicles that generate tax credits, principally low-income housing credits and non-conventional fuel source credits, which directly reduce Regions' federal income tax liability. Congress has legislated these tax credit programs to encourage capital inflows to these investment vehicles. The amount of tax benefit recognized from these tax credits was $20.8 million in the first six months of 2005 compared to $12.0 million in the first six months of 2004. The amount of tax benefit recognized from these tax credits in the second quarter of 2005 and 2004 was $10.1 million and $6.0 million, respectively.

During the fourth quarter of 2000, Regions recapitalized a mortgage-related subsidiary by raising Tier 2 capital, which resulted in a reduction in taxable income of that subsidiary attributable to Regions. The reduction in the taxable income of this subsidiary attributable to Regions is expected to result in a lower effective tax rate applicable to the consolidated taxable income before taxes of Regions for future periods. The impact on Regions' effective tax rate applicable to consolidated income before taxes of the reduction in the subsidiary's taxable income attributable to Regions will, however, depend on a number of factors, including, but not limited to, the amount of assets in the subsidiary, the yield of the assets in the subsidiary, the cost of funding the subsidiary, possible loan losses in the subsidiary, the level of expenses of the subsidiary, the level of income attributable to obligations of states and political subdivisions, and various other factors. The amount of federal and state tax benefits recognized related to the recapitalized subsidiary was $25.0 million in the first six months of 2005 ($19.9 million federal) compared to $22.3 million in the first six months of 2004 ($17.8 million federal). For the second quarter of 2005, the amount of federal and state tax benefits recognized was $13.0 million ($10.4 million federal) compared to $11.1 million ($8.8 million federal) in the second quarter of 2004.

Regions has segregated a portion of its investment securities and intellectual property into separate legal entities organized in Delaware in order to, among other business purposes, protect such intangible assets from inappropriate claims of Regions' creditors, and to maximize the return on such assets by the professional and focused management thereof. Regions has recognized state tax benefits related to these legal entities of $12.5 million in the first six months of 2005 compared to $6.7 million in the first six months of 2004. In the second quarter of 2005, $6.2 million of state tax benefits was recognized compared to $3.6 million in the second quarter of 2004.

Federal and state income tax returns for the years 1998 through 2003 are open for review and examination by governmental authorities. In the normal course of these examinations, Regions is subject to challenges from governmental authorities regarding amounts of taxes due. Regions has received notices of proposed adjustments relating to taxes due for the years 1999 through 2002, which includes proposed adjustments relating to an increase in taxable income of the mortgage-related subsidiary discussed above. Regions believes adequate provision for income taxes has been recorded for all years open for review and intends to vigorously contest the proposed adjustments. To the extent that final resolution of the proposed adjustments results in significantly different conclusions from Regions' current assessment of the proposed adjustments, Regions' effective tax rate in any given financial reporting period may be materially different from its current effective tax rate.

Management's determination of the realization of the deferred tax asset is based upon management's judgment of various future events and uncertainties, including the timing, nature and amount of future income earned by certain subsidiaries and the implementation of various plans to maximize realization of the deferred tax asset. Management believes that the subsidiaries will generate sufficient operating earnings to realize the deferred tax benefits. However, management does not believe that it is more likely than not to realize the benefits of all of its capital loss carryforwards nor all of its state net operating loss carryforwards. Accordingly, it has set up valuation allowances against such benefits of $63.8 million (capital loss carryforwards) and $10.4 million (state NOL carryforwards) as of the second quarter 2005, compared to $63.8 million and $9.0 million, respectively, in the first quarter of 2005. No material valuation allowance had been established during the second quarter of 2004.

Item 3. Qualitative and Quantitative Disclosures about Market Risk

Reference is made to pages 43 through 46 'Market Risk' included in Management's Discussion and Analysis.

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

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Information concerning Regions' repurchases of its outstanding common stock during the three month period ended June 30, 2005, is set forth in the following table:
	Issuer Purchases of Equity Securities

			Total Number of	Maximum Number
	Total Number	Average Price	Shares Purchased As Part of Publicly	of Shares that May Yet Be Purchased
	of Shares	Paid Per	Announced Plans	Under the Plans
Period	Purchased	Share	or Programs	or Programs(1)

April 1, 2005 -
April 30, 2005	349,400	$32.42	349,400	14,325,100

May 1, 2005 -
May 31, 2005	1,835,600	$33.55	1,835,600	12,489,500

June 1, 2005 -
June 30, 2005	1,843,300	$33.73	1,843,300	10,646,200

Total	4,028,300		4,028,300

(1) On July 15, 2004, Regions' Board of Directors assessed the pre-merger repurchase authorizations of both Regions and Union Planters and authorized the repurchase of up to 20.0 million shares of Regions' $0.01 par value common stock through open market transactions.

Item 4. Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders held May 19, 2005, the proposal to adopt the Regions Financial Corporation Executive Bonus Plan was approved by stockholders. For this proposal, 344,113,844 shares were voted in favor, 29,576,957 shares were voted against, 8,052,615 shares abstained, and there were no broker non-votes. The plan had been previously adopted by the Compensation Committee of the Board of Directors of the Company, subject to stockholder approval.

In addition, four nominees were re-elected as directors of Regions to serve three-year terms. The directors elected at the 2005 Annual Meeting were Allen B. Morgan Jr. (372,071,648 votes in favor and 9,671,768 votes withheld), Jorge M. Perez (370,622,367 votes in favor and 11,121,049 votes withheld), Spence L. Wilson (371,198,520 votes in favor and 10,544,896 votes withheld), and Harry W. Witt (370,575,479 votes in favor and 11,167,937 votes withheld).

The stockholders also ratified the Board of Directors' selection of Ernst & Young LLP as independent auditors of the Company for the year ending December 31, 2005. For this proposal, 370,193,349 shares were voted in favor, 7,697,003 shares were voted against, 3,853,064 shares abstained, and there were no broker non-votes.

Item 6. Exhibits

Exhibit No.	Description

4

Instruments defining the rights of security holders, including indentures. The registrant hereby agrees to furnish to the Commission upon request copies of instruments defining the rights of holders of long term debt of the registrant issued on August 3, 2005; the total amount of such debt does not exceed 10% of the assets of the registrant and its subsidiaries on a consolidated basis.

10.1

Regions Financial Corporation Executive Bonus Plan, incorporated by reference to Exhibit 99 to Form 8-K of Regions Financial Corporation dated May 19, 2005, and filed with the Commission on May 25, 2005.

10.2

Letter of Understanding, dated May 16, 2005, between Jackson W. Moore and Regions Financial Corporation, incorporated by reference to Exhibit 99.1 to Form 8-K of Regions Financial Corporation dated May 16, 2005, and filed with the Commission on May 17, 2005.

10.3

Amended and Restated Employment Agreement, dated June 29, 2005, between Jackson W. Moore and Regions Financial Corporation, incorporated by reference to Exhibit 99.1 to Form 8-K of Regions Financial Corporation dated June 29, 2005, and filed with the Commission on July 6, 2005.

10.4

Amendment, executed June 29, 2005, to Employment Agreement dated September 1, 2001 between Richard D. Horsley and Regions Financial Corporation, incorporated by reference to Exhibit 99.2 to Form 8-K of Regions Financial Corporation dated June 29, 2005, and filed with the Commission on July 6, 2005.

10.5

Amendment, executed June 29, 2005, to Employment Agreement dated September1, 2001 between Peter D. Miller and Regions Financial Corporation, incorporated by reference to Exhibit 99.3 to Form 8-K of Regions Financial Corporation dated June 29, 2005, and filed with the Commission on July 6, 2005.

10.6

Amendment, executed June 29, 2005, to Employment Agreement dated September 1, 2001 between John I. Fleischauer and Regions Financial Corporation, incorporated by reference to Exhibit 99.4 to Form 8-K of Regions Financial Corporation dated June 29, 2005, and filed with the Commission on July 6, 2005.

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

DATE: August 9, 2005

/s/ Ronald C. Jackson
Ronald C. Jackson
Senior Vice President and Comptroller
(Chief Accounting Officer and
Duly Authorized Officer)