Form 10-Q
period 2005-09-30
REGIONS FINANCIAL CORP
filed 2005-11-08
CIK 1281761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2005
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

[X]	Yes	[ ]	No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

[X]	Yes	[ ]	No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[ ]	Yes	[X]	No

The number of shares outstanding of each of the issuer's classes of common stock was 457,924,266 shares of common stock, par value $.01, outstanding as of October 31, 2005.

	REGIONS FINANCIAL CORPORATION

	INDEX

		Page Number
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Consolidated Statements of Condition -
	September 30, 2005, December 31, 2004
	and September 30, 2004	4

	Consolidated Statements of Income -
	Nine months and three months ended
	September 30, 2005 and September 30, 2004	5

	Consolidated Statement of Stockholders' Equity -
	Nine months ended September 30, 2005	6

	Consolidated Statements of Cash Flows -
	Nine months ended September 30, 2005 and
	September 30, 2004	7

	Notes to Consolidated Financial Statements	8

Item 2.	Management's Discussion and Analysis of
	Financial Condition and Results of Operations	21

Item 3.	Qualitative and Quantitative Disclosures about
	Market Risk	52

Item 4.	Controls and Procedures	52

PART II.	OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	52

Item 6.	Exhibits	53

SIGNATURES		54

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

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION
(DOLLAR AMOUNTS IN THOUSANDS) (UNAUDITED)
	September 30,	December 31,	September 30,
ASSETS	2005	2004	2004

Cash and due from banks	$2,076,344	$1,853,399	$1,720,573
Interest-bearing deposits in other banks	89,253	115,018	135,291
Securities held to maturity	31,428	31,152	30,700
Securities available for sale	11,913,649	12,585,437	12,136,226
Trading account assets	814,663	928,676	1,184,308
Loans held for sale	2,054,012	1,783,331	1,823,037
Federal funds sold and securities
purchased under agreements to resell	607,756	717,563	571,833
Margin receivables	513,339	477,813	516,914
Loans	58,535,410	57,735,564	57,317,386
Unearned income	(179,524)	(208,610)	(220,806)

Loans, net of unearned income	58,355,886	57,526,954	57,096,580
Allowance for loan losses	(783,943)	(754,721)	(756,750)

Net loans	57,571,943	56,772,233	56,339,830
Premises and equipment	1,109,922	1,089,094	1,096,497
Interest receivable	383,839	345,563	322,734
Due from customers on acceptances	25,784	31,982	29,441
Excess purchase price	5,025,964	4,992,563	4,993,506
Mortgage servicing rights	397,176	396,553	400,950
Other identifiable intangible assets	325,933	356,880	369,739
Other assets	1,653,609	1,629,181	2,405,464

	$84,594,614	$84,106,438	$84,077,043

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Non-interest-bearing	$12,606,368	$11,424,137	$11,322,011
Interest-bearing	46,858,807	47,242,886	45,267,246

Total deposits	59,465,175	58,667,023	56,589,257
Borrowed Funds:
Short-term borrowings:
Federal funds purchased and securities
sold under agreements to repurchase	4,679,352	4,679,926	4,885,534
Other short-term borrowings	954,462	1,315,685	2,006,579

Total short-term borrowings	5,633,814	5,995,611	6,892,113
Long-term borrowings	7,207,015	7,239,585	7,488,240

Total borrowed funds	12,840,829	13,235,196	14,380,353
Bank acceptances outstanding	25,784	31,982	29,441
Other liabilities	1,617,771	1,422,780	2,402,702

Total liabilities	73,949,559	73,356,981	73,401,753
Stockholders' Equity:
Preferred stock, par value $1.00 a share:
Authorized 10,000,000 shares	-0-	-0-	-0-
Common stock, par value $.01 a share,
authorized 1,500,000,000 shares,
issued, including treasury stock,
471,793,782; 467,084,489; and
463,765,653 shares, respectively	4,718	4,671	4,638
Surplus	7,265,841	7,126,408	7,034,904
Undivided profits	3,936,657	3,662,971	3,581,794
Treasury stock, at cost 13,585,700; 843,000; and -0- shares, respectively	(453,235)	(29,395)	-0-
Unearned restricted stock	(45,445)	(65,451)	(33,559)
Accumulated other comprehensive (loss) income	(63,481)	50,253	87,513

Total Stockholders' Equity	10,645,055	10,749,457	10,675,290

	$84,594,614	$84,106,438	$84,077,043

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Interest Income:
Interest and fees on loans	$917,915	$720,485	$2,592,864	$1,545,110
Interest on securities:
Taxable interest income	124,913	141,864	372,596	310,544
Tax-exempt interest income	7,408	7,215	21,094	18,165

Total Interest on Securities	132,321	149,079	393,690	328,709
Interest on loans held for sale	40,787	39,788	111,369	84,803
Interest on margin receivables	7,581	4,993	20,890	13,619
Interest on federal funds sold and securities purchased under agreements to resell	6,056	2,223	12,648	5,049
Interest on time deposits in other banks	487	315	1,521	355
Interest on trading account assets	8,708	8,794	28,233	21,594

Total Interest Income	1,113,855	925,677	3,161,215	1,999,239

Interest Expense:
Interest on deposits	270,136	152,841	711,841	322,893
Interest on short-term borrowings	42,957	33,122	119,866	70,930
Interest on long-term borrowings	83,339	63,811	234,802	169,653

Total Interest Expense	396,432	249,774	1,066,509	563,476

Net Interest Income	717,423	675,903	2,094,706	1,435,763
Provision for loan losses	62,500	43,500	125,000	83,500

Net Interest Income After Provision for Loan Losses	654,923	632,403	1,969,706	1,352,263

Non-Interest Income:
Brokerage and investment banking	131,738	122,285	408,407	389,374
Trust department income	33,673	30,386	96,919	72,745
Service charges on deposit accounts	132,924	139,286	388,396	284,761
Mortgage servicing and origination fees	35,284	46,166	111,653	87,618
Securities gains (losses)	(20,717)	49,937	(1,283)	62,889
Other	137,410	118,747	386,555	298,501

Total Non-Interest Income	450,312	506,807	1,390,647	1,195,888

Non-Interest Expense:
Salaries and employee benefits	437,951	422,858	1,302,052	993,122
Net occupancy expense	56,596	52,481	167,515	106,266
Furniture and equipment expense	34,104	32,079	98,605	69,550
Other	212,472	266,057	724,748	546,604

Total Non-Interest Expense	741,123	773,475	2,292,920	1,715,542

Income Before Income Taxes	364,112	365,735	1,067,433	832,609
Applicable income taxes	107,556	108,989	320,885	245,304

Net Income	$256,556	$256,746	$746,548	$587,305

Net Income Available to Common Shareholders	$256,556	$255,450	$746,548	$581,285

Average number of shares outstanding	459,563	462,606	462,512	336,096
Average number of shares outstanding-diluted	464,250	468,125	467,710	340,457
Per share:
Net income	$0.56	$0.55	$1.61	$1.73
Net income-diluted	$0.55	$0.55	$1.60	$1.71
Cash dividends declared	$0.34	$0.33	$1.02	$1.00

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(AMOUNTS IN THOUSANDS) (UNAUDITED)

	Common Stock	Surplus	Undivided Profits	Treasury Stock	Unearned Restricted Stock	Accumulated Other Comprehensive (Loss) Income	Total

BALANCE AT JANUARY 1, 2005	$4,671	$7,126,408	$3,662,971	$(29,395)	$(65,451)	$50,253	$10,749,457
Comprehensive Income:
Net income			746,548				746,548
Unrealized loss on available for sale securities,
net of tax and reclassification adjustment						(108,115)	(108,115)
Other comprehensive loss from derivatives, net of tax
and reclassification adjustment						(5,619)	(5,619)

Comprehensive income*			746,548			(113,734)	632,814
Cash dividends declared ($1.02 per common share)			(472,862)				(472,862)
Purchase of treasury stock				(423,840)			(423,840)
Common stock transactions:
Stock options exercised	49	144,378					144,427
Stock issued to employees under incentive plan	(2)	(4,945)			254		(4,693)
Amortization of unearned restricted stock					19,752		19,752

BALANCE AT SEPTEMBER 30, 2005	$4,718	$7,265,841	$3,936,657	$(453,235)	$(45,445)	$(63,481)	$10,645,055

Disclosure of reclassification amount:
Unrealized holding losses, net of $64,197 in income taxes,
on available for sale securities arising during period						$(108,949)
Less: Reclassification adjustment, net of $449 in
income taxes, for net losses realized in net income						(834)
Unrealized holding loss on derivatives, net of $3,636 in
income taxes						(5,296)
Less: Reclassification adjustment, net of ($174) in income
taxes, for amortization of cash flow hedges						323

Comprehensive income, net of $61,184 in income taxes						$(113,734)

*Comprehensive income for the nine months ended September 30, 2004 was $611.3 million.

*Comprehensive income for the three months ended September 30, 2005 was $174.4 million compared to $384.6 million for the three months ended September 30, 2004.

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (DOLLAR AMOUNTS IN THOUSANDS) (UNAUDITED)

Nine Months Ended
September 30,

Operating Activities:	2005	2004

Net income	$ 746,548	$ 587,305
Adjustments to reconcile net cash provided by (used in) operating activities
Depreciation and amortization of premises and equipment	82,234	57,344
Provision for loan losses	125,000	83,500
Net amortization of securities	13,913	19,872
Amortization of loans and other assets	140,468	62,474
(Recapture) impairment of mortgage servicing rights	(14,000)	50,000
Amortization of deposits and borrowings	333	544
Provision for losses on other real estate	3,519	1,110
Deferred income tax expense	11,897	34,661
(Gain) loss on sale of premises and equipment	(2,217)	223
Realized securities losses (gains)	1,283	(62,889)
Decrease (increase) in trading account assets	114,013	(2,860)
(Increase) decrease in loans held for sale	(270,681)	686,449
Increase in margin receivables	(35,526)	(13,339)
(Increase) decrease in interest receivable	(38,276)	27,040
Increase in other assets	(157,517)	(891,422)
Increase in other liabilities	242,151	330,064
Other	15,029	(2,553)

Net Cash Provided By Operating Activities	978,171	967,523

Investing Activities:
Net increase in loans	(924,685)	(2,723,467)
Proceeds from sale of securities available for sale	4,313,320	3,024,479
Proceeds from maturity of securities held to maturity	596	1,531
Proceeds from maturity of securities available for sale	1,664,721	2,655,074
Purchases of securities held to maturity	(694)	(1,838)
Purchases of securities available for sale	(5,494,389)	(3,297,813)
Net decrease in interest-bearing deposits in other banks	25,765	91,572
Proceeds from sale of premises and equipment	158,999	10,381
Purchases of premises and equipment	(259,843)	(89,253)
Net decrease in customers' acceptance liability	6,198	31,612
Acquisitions net of cash acquired	-0	-	(5,094,508)

Net Cash Used By Investing Activities	(510,012)	(5,392,230)

Financing Activities:
Net increase in deposits	797,819	952,914
Net decrease in short-term borrowings	(361,797)	(756,903)
Proceeds from long-term borrowings	972,854	333,328
Payments on long-term borrowings	(1,005,424)	(1,228,906)
Net decrease in bank acceptance liability	(6,198)	(31,612)
Issuance of stock for acquisition	-0	-	6,029,980
Cash dividends	(472,862)	(334,534)
Purchases of treasury stock	(423,840)	(158,039)
Proceeds from exercise of stock options	144,427	77,043

Net Cash (Used) Provided By Financing Activities	(355,021)	4,883,271

Increase in Cash and Cash Equivalents	113,138	458,564
Cash and Cash Equivalents, Beginning of Period	2,570,962	1,833,842

Cash and Cash Equivalents, End of Period	$ 2,684,100	$ 2,292,406

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

NOTE A - Basis of Presentation

The accounting and reporting policies of Regions Financial Corporation ("Regions" or the "Company"), conform with accounting principles generally accepted in the United States and with general financial services industry practices. Regions provides a full range of banking and bank-related services to individual and corporate customers through its subsidiaries and branch offices located primarily in Alabama, Arkansas, Florida, Georgia, Illinois, Indiana, Iowa, Kentucky, Louisiana, Mississippi, Missouri, North Carolina, South Carolina, Tennessee, Texas, and Virginia. The Company is subject to intense competition from other financial institutions and is also subject to the regulations of certain government agencies and undergoes periodic examinations by those regulatory authorities.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q, and, therefore, do not include all information and notes to the financial statements necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included under Item 8 of the Annual Report on Form 10-K for year ended December 31, 2004. It is management's opinion that all adjustments, consisting of only normal and recurring items necessary for a fair presentation, have been included. Please also refer to "Critical Accounting Policies" included in Management's Discussion and Analysis.

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

All adjustments to the excess purchase price related to the Union Planters merger were finalized as of June 30, 2005.

A total of $52.6 million of liabilities were recorded related to Union Planters as purchase accounting adjustments resulting in an increase in excess purchase price. Through September 30, 2005, cash payments of $37.4 million have been charged against this liability, including $27.7 million of tax payments, $9.0 million of contract terminations, and $0.7 million of other changes, resulting in a balance of $15.2 million remaining in this liability at September 30, 2005.

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

	Three Months Ended September 30,		Nine Months Ended September 30,

(in thousands, except per share amounts)	2005	2004	2005	2004

Numerator:
For basic net income per share and
diluted net income per share, net
income	$256,556	$256,746	$746,548	$587,305
Net income allocable to equity forward
agreement	-0-	(1,296)	-0-	(6,020)

For basic net income per share and
diluted net income per share, net
income available to common
shareholders	$256,556	$255,450	$746,548	$581,285

Denominator:
For basic net income per share --
Weighted average shares outstanding	459,563	462,606	462,512	336,096
Effect of dilutive securities --
Stock options	4,687	5,519	5,198	4,361

For diluted net income per share	464,250	468,125	467,710	340,457

Basic net income per share	$0.56	$0.55	$1.61	$1.73
Diluted net income per share	0.55	0.55	1.60	1.71

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

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("Statement 123") as presently in effect allows for the option of continuing to follow Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees", and the related interpretations, or selecting the fair value method of expense recognition as described in Statement 123. The Company has elected to follow APB 25 in accounting for its employee stock options. Pro forma net income and net income per share data is presented below for the three and nine months ended September 30, 2005 and 2004, as if a fair-value method had been applied in measuring compensation costs:
(in thousands, except per share amounts)	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,

	2005	2004	2005	2004

Net income available to common
shareholders	$256,556	$255,450	$746,548	$581,285
Add: Stock-based compensation expense
included in net income, net of related
tax effects	4,402	2,273	12,839	4,626
Less: Total stock-based compensation
expense based on fair value method for
all awards, net of related tax effects	(7,566)	(4,867)	(22,470)	(11,799)

Pro forma net income available to
common shareholders	$253,392	$252,856	$736,917	$574,112

Per share:
Net income	$0.56	$0.55	$1.61	$1.73
Net income-diluted	0.55	0.55	1.60	1.71
Pro forma net income	0.55	0.55	1.59	1.71
Pro forma net income-diluted	0.55	0.54	1.58	1.69

The weighted average fair value of options granted was $5.12 and $4.95 for the three months and nine months ended September 30, 2005, respectively, and $3.97 and $3.74 for the three months and nine months ended September 30, 2004, respectively. The fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2005 and 2004:
	2005	2004

Expected Dividend Yield	4.20%	4.40%
Expected Option Life (in years)	5.0	5.0
Expected Volatility	21.4%	21.0%
Risk-Free Interest Rate	4.2%	3.6%

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

Nine Months Ended September 30, 2005

	Total Banking

(in thousands)	Community Banking	Treasury	Combined	Mortgage Banking

Net interest income	$1,897,871	$ 28,205	$1,926,076	$ 58,587
Provision for loan losses	114,818	3,973	118,791	39
Non-interest income	476,586	(389)	476,197	294,593
Non-interest expense	1,290,884	45,915	1,336,799	264,460
Income taxes (benefit)	363,185	(8,278)	354,907	34,560

Net income (loss)	$ 605,570	$ (13,794)	$ 591,776	$ 54,121

Average assets	$51,313,557	$25,113,883	$76,427,440	$3,660,191

(in thousands)	Investment Banking/ Brokerage/ Trust	Insurance	Other	Total Company

Net interest income	$ 22,118	$ 2,309	$ 85,616	$2,094,706
Provision for loan losses	-0-	-0-	6,170	125,000
Non-interest income	536,912	61,644	21,301	1,390,647
Non-interest expense	440,210	44,378	207,073	2,292,920
Income taxes (benefit)	44,076	6,976	(119,634)	320,885

Net income (loss)	$ 74,744	$ 12,599	$ 13,308	$ 746,548

Average assets	$2,725,389	$170,010	$2,097,434	$85,080,464

Nine Months Ended September 30, 2004

	Total Banking

(in thousands)	Community Banking	Treasury	Combined	Mortgage Banking

Net interest income	$1,154,356	$ 255,297	$ 1,409,653	$ 57,049
Provision for loan losses	76,613	2,690	79,303	168
Non-interest income	338,496	44,866	383,362	215,679
Non-interest expense	824,146	76,307	900,453	224,396
Income taxes (benefit)	207,167	82,937	290,104	18,675

Net income (loss)	$ 384,926	$ 138,229	$ 523,155	$ 29,489

Average assets	$35,122,741	$17,010,549	$52,133,290	$2,160,513

(in thousands)	Investment Banking/ Brokerage/ Trust	Insurance	Other	Total Company

Net interest income	$ 18,787	$ 1,715	$ (51,441)	$1,435,763
Provision for loan losses	-0-	-0-	4,029	83,500
Non-interest income	485,044	65,587	46,216	1,195,888
Non-interest expense	408,391	49,580	132,722	1,715,542
Income taxes (benefit)	35,619	6,570	(105,664)	245,304

Net income (loss)	$ 59,821	$ 11,152	$ (36,312)	$ 587,305

Average assets	$2,675,746	$137,584	$3,959,271	$61,066,404

Three Months Ended September 30, 2005

	Total Banking

(in thousands)	Community Banking	Treasury	Combined	Mortgage Banking

Net interest income	$659,313	$ (23,742)	$635,571	$21,585
Provision for loan losses	59,499	(128)	59,371	(3)
Non-interest income	160,999	(20,138)	140,861	111,398
Non-interest expense	440,355	23,771	464,126	63,740
Income taxes (benefit)	120,153	(25,321)	94,832	26,725

Net income (loss)	$200,305	$ (42,202)	$158,103	$42,521

Average assets	$51,074,983	$25,844,836	$76,919,819	$3,250,250

(in thousands)	Investment Banking/ Brokerage/ Trust	Insurance	Other	Total Company

Net interest income	$ 6,795	$ 934	$52,538	$717,423
Provision for loan losses	-0-	-0-	3,132	62,500
Non-interest income	176,484	20,395	1,174	450,312
Non-interest expense	145,276	15,138	52,843	741,123
Income taxes (benefit)	13,945	2,207	(30,153)	107,556

Net income (loss)	$24,058	$3,984	$27,890	$256,556

Average assets	$2,811,108	$177,823	$2,505,899	$85,664,899

Three Months Ended September 30, 2004

	Total Banking

(in thousands)	Community Banking	Treasury	Combined	Mortgage Banking

Net interest income	$545,555	$ 116,106	$661,661	$ 28,930
Provision for loan losses	41,233	15	41,248	138
Non-interest income	173,400	31,675	205,075	79,090
Non-interest expense	395,468	16,833	412,301	135,131
Income taxes (benefit)	101,970	49,100	151,070	(9,251)

Net income (loss)	$180,284	$ 81,833	$262,117	$(17,998)

Average assets	$50,641,187	$21,884,493	$75,525,680	$3,489,596

(in thousands)	Investment Banking/ Brokerage/ Trust	Insurance	Other	Total Company

Net interest income	$ 7,380	$ 645	$(22,713)	$675,903
Provision for loan losses	-0-	-0-	2,114	43,500
Non-interest income	162,866	22,040	37,736	506,807
Non-interest expense	139,274	16,086	70,683	773,475
Income taxes (benefit)	11,499	2,406	(46,735)	108,989

Net income (loss)	$ 19,473	$ 4,193	$(11,039)	$256,746

Average assets	$2,944,200	$151,040	$5,538,002	$84,648,518

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

Loan commitments totaled $18.5 billion at September 30, 2005, and $15.5 billion at September 30, 2004. Standby letters of credit were $3.1 billion at September 30, 2005, and $2.3 billion at September 30, 2004. Commitments under commercial letters of credit used to facilitate customers' trade transactions were $63.1 million at September 30, 2005, and $147.2 million at September 30, 2004.

The Company and its affiliates are subject to litigation and claims arising out of the normal course of business. Regions evaluates these contingencies based on information currently available, including advice of counsel and assessment of available insurance coverage. Although it is not possible to predict the ultimate resolution or financial liability with respect to these litigation contingencies, management is of the opinion that the outcome of pending and threatened litigation would not have a material effect on Regions' consolidated financial position or results of operations.

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

Regions utilizes certain derivative instruments to modify the interest rate characteristics of variable rate loans to fixed rates in order to reduce the impact of interest rate changes on future interest income. On July 1, 2004, in connection with the Union Planters merger, Regions re-designated several interest rate swaps to hedge the variability of future cash flows associated with certain variable-rate loans. To the extent that the hedge of future cash flows is deemed effective, changes in the fair value of the derivative are recognized as a component of other comprehensive income in stockholders' equity. At September 30, 2005, Regions reported a $6.6 million loss in accumulated other comprehensive income related to this strategy. The Company will amortize this loss into earnings throughout the term of the hedging relationship. Hedge ineffectiveness is recognized in earnings as a component of other non-interest expense. For the nine months ended September 30, 2005, there was a gain of approximately $40,000 related to hedge ineffectiveness.

Regions hedges the changes in the fair value of assets using forward contracts, which represent commitments to sell fixed income instruments at a future date at a specified price or yield. The contracts are utilized by the Company to hedge interest rate risk positions associated with the origination of mortgage loans held for sale. The Company is subject to the market risk associated with changes in the value of the underlying financial instrument, as well as the risk that the other party will fail to perform. For the nine months ended September 30, 2005, Regions recognized a net loss of approximately $5.8 million associated with these instruments.

Regions has entered into interest rate swap agreements to hedge the changes in fair value of fixed rate debt, due primarily to changes in interest rates. In addition to the hedges previously designated by Regions, Regions also designated several interest rate swaps acquired in the merger with Union Planters as fair value hedges on July 1, 2004. The fair values of the derivative instruments used in these fair value hedges are included in other assets on the statements of financial condition. For the nine months ended September 30, 2005, there was a loss of approximately $203,000 related to hedge ineffectiveness recognized in other non-interest expense attributable to these fair value hedges.

The Company also maintains a derivatives trading portfolio of interest rate swaps, options, futures and forward commitments, and other fixed income securities used to meet the needs of its customers. The portfolio is used to generate trading profit and help clients manage interest rate risk. The Company is subject to the risk that a counter-party will fail to perform. These trading derivatives are recorded in other assets and other liabilities. The net fair value of the derivatives in the trading portfolio at September 30, 2005, was an asset of $13.1 million.

Foreign currency contracts involve the exchange of one currency for another on a specified date and at a specified rate. These contracts are executed on behalf of the Company's customers and are used to manage fluctuations in foreign exchange rates. The notional amount of forward foreign exchange contracts totaled $70 million at September 30, 2005 and $9 million at September 30, 2004. The Company is subject to the risk that a counter-party will fail to perform.

In the normal course of business, Regions' brokerage subsidiary enters into underwriting and forward and future commitments. At September 30, 2005, the contract amount of future contracts was $36 million to purchase and $65 million to sell U.S. Government and municipal securities. The brokerage subsidiary typically settles its position by entering into equal but opposite contracts and, as such, the contract amounts do not necessarily represent future cash requirements. Settlement of transactions relating to such commitments is not expected to have a material effect on the subsidiary's financial position. Transactions involving future settlement give rise to market risk, which represents the potential loss that can be caused by a change in the market value of a particular financial instrument. The exposure to market risk is determined by a number of factors, including size, composition and diversification of positions held, the absolute and relative levels of interest rates and market volatility.

Regions' derivative financial instruments are summarized as follows:
	Other Than Trading Derivatives
	As of September 30, 2005

(dollar amounts in millions)	Notional Amount	Fair Value	Receive	Pay	Average Maturity in Years

Asset hedges:
Fair value hedges:
Forward sale commitments	$ 834	$ -			0.1
Mortgage-backed security options	40	-			0.2

Total asset hedges	$ 874	$ -			0.2

Liability hedges:
Fair value hedges:
Credit default swaps	$ 75	$ 1
Interest rate options	473	38			23.8
Interest rate swaps	4,298	(12)	4.88%	4.15%	5.9

Total liability hedges	$4,846	$27			7.7

	Other Than Trading Derivatives
	As of September 30, 2004

(dollar amounts in millions)	Notional Amount	Fair Value	Receive	Pay	Average Maturity in Years

Asset hedges:
Fair value hedges:
Forward sale commitments	$ 1,297	$ 9			0.1
Mortgage-backed security options	65	-			0.1

Total asset hedges	$ 1,362	$ 9			0.1

Liability hedges:
Fair value hedges:
Interest rate swaps	$4,548	$ 224	4.75%	2.13%	6.7

Total liability hedges	$4,548	$ 224			6.7

	Derivative Financial Instruments
	As of September 30,

	2005			2004

	Contract or Notional Amount			Contract or Notional Amount

	Other			Other
	Than		Credit Risk	Than		Credit Risk
	Trading	Trading	Amount*	Trading	Trading	Amount*

	(in millions)
Interest rate swaps	$ 4,298	$ 8,573	$-0-	$ 4,548	$ 7,778	$ 164
Interest rate options	473	928	-0-	-0-	1,198	-0-
Credit default swaps	75	60
Futures and forward
commitments	834	9,069	-0-	1,297	10,670	-0-
Mortgage-backed
security options	40	-0-	-0-	65	-0-	-0-
Foreign exchange
forwards	-0-	70	-0-	-0-	9	-0-

Total	$ 5,720	$18,700	$ -0-	$ 5,910	$19,655	$ 164

The following table is a summary of Regions' derivative financial instruments as of June 30, 2004 and 2003, and is presented for comparison purposes.
	Derivative Financial Instruments
	As of June 30,

	2005			2004

	Contract or Notional Amount			Contract or Notional Amount

	Other			Other
	Than		Credit Risk	Than		Credit Risk
	Trading	Trading	Amount*	Trading	Trading	Amount*

	(in millions)
Interest rate swaps	$ 4,548	$ 8,010	$ -0-	$ 2,388	$6,159	$ 66
Interest rate options	473	1,113	-0-	250	995	-0-
Credit default swaps	75	60	-0-	-0-	-0-	-0-
Futures and forward
commitments	1,035	7,495	-0-	2,201	2,442	-0-
Mortgage-backed
security options	25	-0-	-0-	-0-	-0-	-0-
Foreign exchange
forwards	-0-	16	-0-	-0-	9	-0-

Total	$ 6,156	$ 16,694	$ -0-	$ 4,839	$9,605	$ 66

*Credit Risk Amount is defined as all positive exposures not collateralized with cash on deposit. Any credit risk arising under option contracts is combined with swaps to reflect netting agreements.

NOTE H - Pension and Postretirement Benefits

The following table provides the net pension cost and postretirement benefit cost recognized for the nine months ended September 30, 2005 and 2004:
	Pension Cost		Postretirement Benefit Cost

(in thousands)	Nine Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

Service cost	$ 12,453	$ 11,448	$ 341	$ 1,621
Interest cost	19,554	17,160	1,492	1,848
Expected return on plan assets	(23,314)	(18,584)	(228)	(278)
Net amortization	9,102	6,676	123	697

Net periodic pension expense	$ 17,795	$ 16,700	$ 1,728	$ 3,888

The following table provides the net pension cost and postretirement benefit cost recognized for the three months ended September 30, 2005 and 2004:
	Pension Cost		Postretirement Benefit Cost

(in thousands)	Three Months Ended September 30,		Three Months Ended September 30,

	2005	2004	2005	2004

Service cost	$ 4,139	$ 3,931	$ 110	$ 557
Interest cost	6,498	5,827	479	842
Expected return on plan assets	(7,748)	(6,196)	(74)	(192)
Net amortization	3,025	2,225	40	233

Net periodic pension expense	$ 5,914	$ 5,787	$ 555	$ 1,440

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

On July 14, 2005, the FASB issued an Exposure Draft on Accounting for Uncertain Tax Positions, a proposed interpretation of FASB Statement No. 109. The proposed interpretation requires that only benefits from tax positions that are probable of being sustained under audit should be recognized in the financial statements. These benefits would be recorded at amounts considered to be the best estimates of management. At the time these positions become "more likely than not" to be disallowed under audit, their recognition would be reversed. This proposed interpretation is currently scheduled to become effective no earlier than the first quarter of 2006. Regions is currently reviewing the potential impact of this proposed Interpretation; any cumulative effect associated with the application of the provisions of the proposed Interpretation will be reported as a change in accounting principle in the period in which the Interpretation is adopted.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following discussion and financial information is presented to aid in understanding Regions Financial Corporation's ("Regions" or the "Company") financial position and results of operations. The emphasis of this discussion will be on the nine and three months ended September 30, 2005, as compared to the nine and three months ended September 30, 2004, and the three months ended June 30, 2005.

CORPORATE PROFILE

Regions' primary business is providing traditional commercial and retail banking services to customers throughout the South, Midwest, and Texas. Regions' principal banking subsidiary, Regions Bank, operates as an Alabama state-chartered bank with branch offices in Alabama, Arkansas, Florida, Georgia, Illinois, Indiana, Iowa, Kentucky, Louisiana, Mississippi, Missouri, North Carolina, South Carolina, Tennessee, Texas, and Virginia.

In addition to providing traditional commercial and retail banking services, Regions provides other financial services in the fields of investment banking, asset management, trust, mutual funds, securities brokerage, mortgage banking, insurance, leasing, and other specialty financing. Regions provides investment banking and brokerage services from approximately 280 offices of Morgan Keegan & Company, Inc. ("Morgan Keegan"), one of the largest investment firms based in the South. Regions' mortgage banking operations, Regions Mortgage and EquiFirst Corporation ("EquiFirst"), provide residential mortgage loan origination and servicing activities for customers. Regions Mortgage services approximately $37.8 billion in mortgage loans. Regions provides full-line insurance brokerage services through Rebsamen Insurance, Inc., one of the 50 largest insurance brokers in the country.

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

Regions' business strategy has been and continues to be focused on the diversification of its revenue stream, providing a competitive mix of products and services, delivering quality customer service and maintaining a branch distribution network with offices in convenient locations. Regions believes that its merger with Union Planters Corporation has been and will continue to be beneficial in the continued implementation of this strategy.

The Company's principal market areas are located in the states of Alabama, Arkansas, Florida, Georgia, Illinois, Indiana, Iowa, Kentucky, Louisiana, Mississippi, Missouri, North Carolina, South Carolina, Tennessee, Texas, and Virginia. Morgan Keegan also operates offices in Massachusetts and New York.

THIRD QUARTER HIGHLIGHTS

Regions reported net income available to common shareholders of $.55 per diluted share in the third quarter of 2005, including a reduction of $.06 per diluted share related to $25.0 million (after tax) in merger-related and other charges. Net income available to common shareholders was $.55 per diluted share for the third quarter of 2004 and $.53 per diluted share for the second quarter of 2005.

Net interest income for the third quarter of 2005 was $717.4 million, compared to $675.9 million in the third quarter of 2004 and $696.7 million in the second quarter of 2005. The net interest margin (annualized) for the third quarter of 2005 was 3.93%, up from 3.71% in the third quarter of 2004 and 3.85% in the second quarter of 2005. The increase in the net interest margin was due primarily to an increase in loan yields, partially offset by higher deposit costs.

Morgan Keegan's revenues were $199.4 million in the third quarter of 2005 compared to $177.2 million in the third quarter of 2004 and $195.6 million in the second quarter of 2005. Revenue comparisons between third quarter 2005 and 2004 are impacted by increased commission, investment banking, and investment advisory revenues. The $3.8 million linked-quarter increase was attributable primarily to increases in trust and investment advisory revenues.

Gains on the sale of mortgage loans increased 84% over the third quarter of 2004 and 48% compared to the second quarter of 2005, as a result of an increased volume of loan production sold and higher sale margins during third quarter 2005 in comparison with prior quarters. Total mortgage production in the third quarter of 2005 was $4.2 billion, a decrease from second quarter 2005 production due primarily to lower conforming mortgage loan production stemming from a rise in mortgage rates during the third quarter.

Positive trends continued in Regions' banking units. Loan growth of $16.9 million, linked quarter, was driven by increases in home equity lines of credit, partially offset by declines in commercial and installment loans. Average community banking deposits increased by 1% (annualized), linked-quarter, due to growth in interest-free deposits and non-consumer money market accounts, offset partially by a decline in interest-bearing checking accounts.

Net charge-offs totaled $37.0 million or 0.25% of average loans, annualized, in the third quarter of 2005, compared to 0.30% for the third quarter of 2004 and 0.23% in the second quarter of 2005. On a linked-quarter basis, non-performing assets decreased $15.3 million to $440.5 million at September 30, 2005. The decrease in non-performing assets was attributable to a decline in non-accrual loans of $8.7 million and other real estate of $6.6 million. Loans past due greater than 90 days decreased $2.2 million from a linked-quarter perspective.

The provision for loan losses totaled $62.5 million in the third quarter of 2005 compared to $43.5 million during the same period of 2004 and $32.5 million during the second quarter of 2005. The allowance for loan losses at September 30, 2005, was 1.34% of total loans, net of unearned income, compared to 1.33% at September 30, 2004, and 1.30% at June 30, 2005.

Non-interest income, excluding securities gains and losses, increased $14.2 million compared to the third quarter of 2004 and $15.0 million on a linked-quarter basis. Brokerage and investment banking revenues totaled $131.7 million in the third quarter of 2005, compared to $122.3 million in the third quarter of 2004 and $132.2 million in the second quarter of 2005. Trust fees totaled $33.7 million in the third quarter of 2005, compared to $30.4 million in the same period in 2004 and $31.3 million in the second quarter of 2005. Regions' mortgage servicing and origination fees totaled $35.3 million in the third quarter 2005 compared to $46.2 million in the third quarter of 2004 and $37.1 million in the second quarter of 2005.

Regions recognized $32 million of impairment recapture in the value of mortgage servicing rights in the third quarter of 2005, included as a component of other non-interest expense. The recapture amount was offset by a similar amount of losses on the sale of securities and on extinguishment of debt. Merger-related charges in the third quarter of 2005 totaled $40.9 million, compared to $12.4 million for third quarter 2004 and $43.8 million for second quarter 2005. Total non-interest expenses, excluding merger-related and other charges, mortgage servicing rights impairment/recapture, and loss on early extinguishment of debt, increased $10.3 million compared to the third quarter of 2004 due to increased advertising, promotion, legal, and professional fees and were essentially flat on a linked-quarter comparison.

During the third quarter of 2005, Regions successfully completed the second stage of its planned three-stage conversion to integrate the former Union Planters branch locations. The second conversion event covered approximately 200 branch locations; the final conversion, covering approximately 320 branches, is scheduled for fourth quarter 2005.

On August 29, 2005, Hurricane Katrina struck the Gulf Coast as a Category 4 hurricane, causing significant flood and wind damage and loss of life, property, power, and income along the coastal areas of Louisiana (including New Orleans), Mississippi, and Alabama. At September 30, 2005, only 18 of the 190 Regions' branches affected by Hurricane Katrina remained closed due to the damage sustained from the hurricane and subsequent flooding. Regions has approximately $1.3 billion in outstanding loans and $1.6 billion in deposits in the most significantly impacted areas. At September 30, 2005, Regions' allowance for loan losses included approximately $62 million of reserves identified for loans impacted by Hurricane Katrina. As a result of this disaster, Regions expects certain revenue streams to be negatively impacted due to temporary business interruption. In addition, incremental costs are expected to be incurred related to the disaster, a significant portion of which is expected to be covered by insurance. Regions recorded approximately $1.7 million in storm-related expenses during the third quarter of 2005.

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

For purposes of evaluating mortgage servicing impairment, Regions must value its mortgage servicing rights. Mortgage servicing rights do not trade in an active market with readily observable market prices. Although sales of mortgage servicing rights do occur, the exact terms and conditions of sales may not be readily available. As a result, Regions stratifies its mortgage servicing portfolio on the basis of certain risk characteristics including loan type and contractual note rate and values its mortgage servicing rights using discounted cash flow modeling techniques, which require management to make estimates regarding future net servicing cash flows, taking into consideration actual and expected mortgage loan prepayment rates and discount rates. Changes in interest rates, prepayment frequency or other factors could result in impairment of the servicing asset and a charge against earnings to reduce the recorded carrying amount. Based on a hypothetical sensitivity analysis, Regions estimates that a reduction in the primary mortgage market rates of 25 basis points and 50 basis points would reduce the September 30, 2005 fair value of mortgage servicing rights by 10% and 12%, respectively. Management mitigates risk associated with declines in the estimated value of mortgage servicing rights by purchasing agency securities to create economic hedges.

Management's determination of the realization of the deferred tax asset is based upon management's judgment of various future events and uncertainties, including the timing and amount of future income earned by certain subsidiaries and the implementation of various tax plans to maximize realization of the deferred tax asset. Management believes that the subsidiaries will generate sufficient operating earnings to realize the deferred tax benefits. Regions' 1998 to 2004 consolidated federal income tax returns are open for examination. From time to time, Regions engages in business plans that may also have an effect on its tax liabilities. While Regions has obtained the opinion of advisors that the tax aspects of these plans should prevail, examination of Regions' income tax returns or changes in tax law may impact these plans and resulting provisions for income taxes.

TOTAL ASSETS

Regions' total assets at September 30, 2005, were $84.6 billion - a 1% increase compared to both September 30, 2004 and December 31, 2004. These increases resulted from growth in the loan portfolio, partially offset by a decline in the securities portfolio.

LOANS AND ALLOWANCE FOR LOAN LOSSES

LOAN PORTFOLIO

Regions' primary investment is loans. At September 30, 2005, loans represented 78% of Regions' earning assets.

The distribution of Regions' loan portfolio is presented in the following table:

Loan Portfolio (period end data)

(in thousands)	Third Quarter 2005	Fourth Quarter 2004	Third Quarter 2004

Commercial	$15,032,868	$15,592,887	$16,136,185
Residential mortgages	11,871,326	11,518,716	11,300,286
Other real estate loans	14,401,265	14,385,317	13,930,971
Construction	7,306,720	6,529,751	6,365,291
Branch installment	1,679,996	1,781,368	1,860,289
Indirect installment	1,415,764	1,597,641	1,698,165
Consumer lines of credit	5,764,722	5,229,256	4,920,633
Student loans	883,225	892,018	884,760

	$58,355,886	$57,526,954	$57,096,580

Total loans at September 30, 2005, increased 2% from September 30, 2004, and 1% over year-end 2004. The strongest categories of growth in the loan portfolio have been in residential mortgages, construction loans, and consumer lines of credit. The average yield on loans during the third quarter of 2005 was 6.38% compared to 5.20% during the third quarter of 2004, and 6.06% during the second quarter of 2005. During the first nine months of 2005, the average yield on loans was 6.09% compared to 5.22% for the first nine months of 2004.

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

A coordinated effort is undertaken to identify credit losses in the loan portfolio for management purposes and to establish the loan loss provision and resulting allowance for accounting purposes. A regular, formal and ongoing loan review is conducted to identify loans with unusual risks or possible losses. The primary responsibility for this review rests with the internal loan review group, which tests the accuracy of loan gradings assigned at the individual banking offices, reviews significant portfolio segments for early identification of problems or potential problems, and tests for compliance with laws, regulations, and internal policies and procedures. Their work is supplemented with reviews by Regions' internal audit staff and the credit quality management group. This process aids in deciding if a loan represents a probable loss that should be recognized or a risk for which an allowance should be maintained.

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

Regions determines its allowance for loan losses in accordance with Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan-an Amendment of FASB Statements No. 5 and 15" and Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies." In determining the amount of the allowance for loan losses, management uses information from its ongoing loan review process to stratify the loan portfolio into loan pools with common risk characteristics. The higher-risk-graded loans in the portfolio are assigned estimated amounts of loss based on several factors, including current and historical loss experience of each higher-risk category, regulatory guidelines for losses in each higher-risk category and management's judgment of economic conditions and the resulting impact on the higher-risk-graded loans. All loans deemed to be impaired, which include all non-accrual loans greater than $1 million, excluding loans to individuals, are evaluated individually. Impaired loans totaled approximately $110 million at September 30, 2005, compared to $120 million at June 30, 2005. The decrease in impaired loans in the third quarter of 2005 relates to $10 million in balance reductions from loan payments or charge-offs, related to various impaired loans. The vast majority of Regions' impaired loans are dependent upon collateral for repayment. For these loans, impairment is measured by evaluating collateral value as compared to the current investment in the loan.

For all other loans, Regions compares the amount of estimated discounted cash flows to the investment in the loan. In the event that a particular loan's collateral value or discounted cash flows are not sufficient to support the collection of the investment in the loan, the loan is specifically considered in the determination of the allowance for loan losses or a charge is immediately taken against the allowance for loan losses. The percentage of the allowance for loan losses related to the higher-risk loans was approximately 47% at September 30, 2005, compared to approximately 43% at June 30, 2005. Higher-risk loans, which include impaired loans, consist of loans classified as OLEM (other loans especially mentioned) and below and loans in other loan categories that are significantly past due.

In addition to establishing allowance levels for specifically identified higher-risk-graded loans, management determines allowance levels for all other loans in the portfolio for which historical experience indicates that certain losses exist. These loans are categorized by loan type and assigned estimated amounts of loss based on several factors, including current and historical loss experience of each loan type and management's judgment of economic conditions and the resulting impact on each category of loans. The percentage of the allowance for loan losses related to all other loans in the portfolio for which historical experience indicates that certain losses exist was approximately 53% of Regions' allowance for loan losses at September 30, 2005 and 57% at June 30, 2005. The amount of the allowance related to these loans is combined with the amount of the allowance related to the higher-risk-graded loans to evaluate the overall level of the allowance for loan losses.

During the third quarter of 2005, Hurricane Katrina struck the Gulf Coast (including Louisiana, Mississippi, and Alabama) as a Category 4 hurricane, causing significant flood and wind damage and loss of life, property, power, and income. Regions has loans of approximately $1.3 billion ($508 million in commercial real estate loans, $366 million in commercial and industrial loans, $222 million in consumer loans, and $222 million in mortgage loans) in the most significantly impacted areas. Approximately 50% of the consumer loans are home equity lines of credit. As part of its ongoing evaluation process at September 30, 2005, Regions has identified approximately $62 million in allowance for loan losses related to this portion of its loan portfolio.

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

Activity in the allowance for loans losses is summarized as follows:

	Nine Months Ended
(dollar amounts in thousands)	September 30,	September 30,
	2005	2004

Balance at beginning of period	$754,721	$454,057
Loans charged-off:
Commercial	85,094	68,678
Real estate	33,748	21,634
Installment	36,092	33,786

Total	154,934	124,098
Recoveries:
Commercial	33,000	19,655
Real estate	6,068	3,414
Installment	20,088	17,078

Total	59,156	40,147
Net loans charged off:
Commercial	52,094	49,023
Real estate	27,680	18,220
Installment	16,004	16,708

Total	95,778	83,951
Allowance of acquired banks	-0-	303,144
Provision charged to expense	125,000	83,500

Balance at end of period	$783,943	$756,750

Average loans outstanding:
Commercial	$15,061,473	$11,926,398
Real estate	33,815,101	21,331,651
Installment	9,110,467	7,286,301

Total	$57,987,041	$40,544,350

Net charge-offs as percent of average
loans outstanding (annualized):
Commercial	.46%	.55%
Real estate	.11%	.11%
Installment	.23%	.31%
Total	.22%	.28%

Net loan losses as a percentage of average loans (annualized) were 0.25% in the third quarter of 2005 compared to 0.30% in the third quarter 2004 and 0.23% in the second quarter of 2005. At September 30, 2005, the allowance for loan losses was 1.34% of loans, compared to 1.33% at September 30, 2004, and 1.30% at June 30, 2005. The allowance for loan losses as a percentage of non-performing loans was 205% at September 30, 2005, compared to 194% at September 30, 2004, and 194% at December 31, 2004.

NON-PERFORMING ASSETS

Non-performing assets are summarized as follows:
(dollar amounts in thousands)	September 30,	June 30,	December 31,	September 30,
	2005	2005	2004	2004

Non-accruing loans	$382,858	$391,542	$388,379	$389,491
Renegotiated loans	244	247	279	284
Other real estate	57,418	64,031	63,598	72,424

Total	$440,520	$455,820	$452,256	$462,199

Non-performing assets as a
percentage of loans and
other real estate	0.75%	0.78%	0.79%	0.81%

Loans past due 90 days or more	$74,246	$76,417	$74,777	$61,545

Non-accruing loans, at September 30, 2005, decreased $6.6 million from September 30, 2004 levels and $5.5 million from year-end 2004 levels. Linked-quarter, non-accrual loans decreased $8.7 million. At September 30, 2005, real estate loans comprised $214.8 million ($200.0 million in residential) of total non-accruing loans, with commercial loans accounting for $150.0 million and consumer loans accounting for $18.1 million. Loans past due 90 days or more increased $12.7 million compared to September 30, 2004, decreased $531,000 from year-end 2004 levels, and decreased $2.2 million, linked quarter. Other real estate decreased $15.0 million from September 30, 2004, $6.2 million since December 31, 2004, and $6.6 million compared to June 30, 2005, attributable primarily to dispositions of parcels of other real estate.

INTEREST-BEARING DEPOSITS IN OTHER BANKS

Interest-bearing deposits in other banks are used primarily as temporary investments and generally have short-term maturities. At September 30, 2005, this category of earning asset totaled $89.3 million, compared with $135.3 million and $115.0 million at September 30, 2004 and December 31, 2004, respectively.

SECURITIES

The following table shows the carrying values of securities as follows:
(in thousands)	September 30,	December 31,	September 30,
	2005	2004	2004

Securities held to maturity:
U.S. Treasury and Federal agency securities	$31,428	$31,152	$30,700

Total	$31,428	$31,152	$30,700

Securities available for sale:
U.S. Treasury and Federal agency securities	$ 3,346,893	$ 4,375,697	$ 3,992,979
Obligations of states and political subdivisions	482,440	569,060	609,989
Mortgage-backed securities	7,392,669	6,980,513	6,852,868
Other securities	121,126	179,374	188,224
Equity securities	570,521	480,793	492,166

Total	$11,913,649	$12,585,437	$12,136,226

Total securities at September 30, 2005 decreased 2% from September 30, 2004 and 5% from year-end 2004 levels, due primarily to sales of government and agency securities during the first three quarters of 2005 in conjunction with the economic hedge of mortgage servicing rights impairment/recapture. During the third quarter of 2005, Regions sold $1.4 billion in government and agency securities as an economic hedge against mortgage servicing rights recapture of impairment, incurring a loss of $20.7 million. Reinvestment of proceeds from this sale into higher-yielding securities is expected to have a $4.5 million to $6.5 million positive effect on interest income over the next twelve months. Securities available for sale are an important tool used to manage interest rate sensitivity and provide a primary source of liquidity for the Company (see INTEREST RATE SENSITIVITY, Exposure to Interest Rate Movements and LIQUIDITY).

LOANS HELD FOR SALE

Loans held for sale increased $231.0 million compared to September 30, 2004 and $270.7 million compared to year-end 2004, due to increased loan production.

MARGIN RECEIVABLES

Margin receivables at September 30, 2005, totaled $513.3 million compared to $516.9 million at September 30, 2004, and $477.8 million at December 31, 2004. Margin receivables represent funds advanced to brokerage customers for the purchase of securities that are secured by certain marketable securities held in the customer's brokerage account. The risk of loss from these receivables is minimized by requiring customers to maintain marketable securities in the brokerage account which have a fair market value substantially in excess of the funds advanced to the customer. Fluctuations in these balances are caused by trends in general market conditions, volatility in equity retail products, and investor sentiment toward economic stability.

PREMISES AND EQUIPMENT

Premises and equipment at September 30, 2005 increased by $13.4 million in comparison with the same quarter in 2004, and $20.8 million from December 31, 2004. These increases resulted from the normal addition of premises and equipment related to new branches added during the first three quarters of 2005, partially offset by a $21.5 million decrease in premises related to a second quarter 2005 transaction whereby Regions sold certain properties to a third party, but agreed to lease back a portion of these properties. As a part of this transaction, Regions maintained a continuing involvement in certain properties and, as such, continues to incur depreciation expense related to these properties. In addition, Regions recorded a long term debt obligation totaling $83.1 million relating to the continuing involvement in these properties (See BORROWINGS) as a part of the transaction above. Also, Regions wrote off approximately $1 million of property damaged by Hurricane Katrina during the third quarter of 2005.

MORTGAGE SERVICING RIGHTS

At September 30, 2005, mortgage servicing rights totaled $397.2 million, a $3.8 million decrease compared to September 30, 2004 and a $623,000 increase compared to year-end 2004. Regions recorded a $32 million recapture of mortgage servicing rights impairment during the third quarter of 2005.

OTHER IDENTIFIABLE INTANGIBLE ASSETS

Other identifiable intangible assets at September 30, 2005 totaled $325.9 million compared to $369.7 million at September 30, 2004 and $356.9 million at year-end 2004. Decreases are related to amortization of identifiable intangible assets.

OTHER ASSETS

Other assets decreased $751.9 million compared to September 30, 2004, based on reductions in trading receivables due from customers, treasury receivables, and derivative assets, and increased $24.4 million since year-end 2004, due primarily to increases in computer software and trading receivables due from customers.

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

The loan to deposit ratio at September 30, 2005, was 98.13% compared to 100.90% at September 30, 2004 and 98.06% at December 31, 2004.

During the second quarter of 2005, Regions filed a universal shelf registration statement that allows the company to issue up to $2 billion of various debt and equity securities at market rates for future funding and liquidity needs. On August 3, 2005, Regions issued $750 million of senior debt notes ($400 million of 3-year floating rate notes and $350 million of 3-year fixed rate notes) under the above universal shelf registration.

Regions has the ability to obtain additional Federal Home Loan Bank ("FHLB") advances subject to collateral requirements and other limitations. The FHLB has been and is expected to continue to be a reliable and economical source of funding and can be used to fund debt maturities as well as other obligations.

In addition, Regions Bank has the requisite agreements in place to issue and sell up to $5 billion of its bank notes to institutional investors through placement agents. As of September 30, 2005, approximately $1 billion in bank notes were outstanding, including $400 million under a previous agreement and $600 million assumed through acquisitions. The issuance of additional bank notes could provide a significant source of liquidity and funding to meet future needs.

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

Total deposits at September 30, 2005, increased 5% compared to September 30, 2004, and 1% from year-end 2004 levels, primarily due to increases in non-interest bearing deposits and certificates of deposit.

The following table presents the average rates paid on deposits by category for the nine months ended September 30, 2005 and 2004:
	Average Rates Paid

	September 30,	September 30,
	2005	2004

Interest-bearing transaction accounts	1.80%	0.94%
Savings accounts	0.24	0.22
Money market savings accounts	1.15	0.65
Certificates of deposit of $100,000 or more	3.02	2.02
Other interest-bearing deposits	2.88	2.14
Total interest-bearing deposits	1.99%	1.30%

The following table presents the average amounts of deposits outstanding by category for the nine months ended September 30, 2005 and 2004:
	Average Amounts Outstanding

	Nine Months Ended September 30,
(in thousands)	2005	2004

Non-interest-bearing demand deposits	$ 11,916,065	$ 7,672,389

Interest-bearing transaction accounts	2,989,863	2,856,289
Savings accounts	2,909,527	1,938,187
Money market savings accounts	18,881,938	13,591,492
Certificates of deposit of $100,000 or more	8,108,808	4,411,173
Other interest-bearing deposits	14,858,823	10,393,347

Total interest-bearing deposits	47,748,959	33,190,488

Total deposits	$59,665,024	$40,862,877

BORROWINGS

Following is a summary of short-term borrowings:
(in thousands)	September 30,	December 31,	September 30,
	2005	2004	2004

Federal funds purchased	$1,921,552	$ 1,872,119	$1,353,345
Securities sold under agreements to repurchase	2,757,800	2,807,807	3,532,189
Federal Home Loan Bank structured notes	-0-	350,000	350,000
Notes payable to unaffiliated banks	109,700	56,400	166,500
Treasury, tax and loan note	-0-	5,000	537,422
Due to brokerage customers	487,675	457,702	470,905
Derivative collateral/broker margin calls	35,774	75,846	120,855
Short sale liability	321,313	370,737	360,897

Total	$5,633,814	$5,995,611	$6,892,113

Net federal funds purchased and security repurchase agreements totaled $4.1 billion at September 30, 2005, compared to $4.3 billion at September 30, 2004, and $4.0 billion at year-end 2004. The level of federal funds and security repurchase agreements can fluctuate significantly on a day-to-day basis, depending on funding needs and which sources of funds are used to satisfy those needs. During the first nine months of 2005, net funds purchased averaged $4.0 billion compared to $3.9 billion for the same period in 2004. Other short-term borrowings decreased $1.1 billion since September 30, 2004, and $361.2 million since year-end, primarily attributable to decreases in FHLB structured notes, treasury, tax and loan notes, and customer funds in brokerage accounts.

Long-term borrowings are summarized as follows:
(in thousands)	September 30,	December 31,	September 30,
	2005	2004	2004

6.375% subordinated notes due 2012	$ 600,000	$ 600,000	$ 600,000
7.00% subordinated notes due 2011	500,000	500,000	500,000
7.75% subordinated notes due 2024	100,000	100,000	100,000
6.75% subordinated notes due 2005	100,323	103,225	104,193
6.50% subordinated notes due 2018	315,303	319,873	321,396
7.75% subordinated notes due 2011	559,922	568,219	570,984
4.50 % senior notes due 2008	350,000	-0-	-0-
Floating rate senior notes due 2008	400,000	-0-	-0-
Senior holding company notes due 2010	485,990	483,956	483,278
Senior bank notes	1,010,076	1,017,050	1,018,755
Federal Home Loan Bank structured notes	1,035,000	1,785,000	1,785,000
Federal Home Loan Bank advances	941,923	945,916	1,115,237
Junior subordinated notes	523,195	525,015	525,233
Mark-to-market on hedged long-term debt	33,883	125,294	199,702
Other long-term debt	251,400	166,037	164,462

Total	$7,207,015	$7,239,585	$7,488,240

Long-term borrowings have decreased $281.2 million since September 30, 2004 and $32.6 million since year-end 2004. Decreases are primarily attributable to reductions in FHLB advances, hedged long-term debt, and FHLB structured notes, partially offset by an increase in senior notes and $83.1 million added to other long-term debt in connection with the seller-lessee transaction with continuing involvement (see PREMISES AND EQUIPMENT).

OTHER LIABILITIES

Other liabilities decreased $784.9 million in comparison with September 30, 2004, based on reductions in account payables and trading security obligations to customers and increased $195.0 million from year-end 2004, due primarily to increases in accrued interest, taxes, and other expenses.

STOCKHOLDERS' EQUITY

Stockholders' equity was $10.6 billion at September 30, 2005, compared to $10.7 billion at September 30, 2004, and $10.7 billion at December 31, 2004. Accumulated other comprehensive loss totaled $63.5 million at September 30, 2005, compared to income of $87.5 million at September 30, 2004, and income of $50.3 million at year-end 2004. Fluctuations in accumulated other comprehensive income (loss) primarily relate to changes in the carrying value of available for sale securities.

Regions' ratio of equity to total assets was 12.58% at September 30, 2005, compared to 12.70% at September 30, 2004 and 12.78% at December 31, 2004. Regions' ratio of tangible equity to tangible assets was 6.68% at September 30, 2005, compared to 6.75% at September 30, 2004 and 6.86% at December 31, 2004.

Under Regions' existing 20 million share repurchase authorization, 12.7 million shares of common stock were repurchased during the first three quarter of 2005. Approximately 6.4 million shares remain under this repurchase authorization. On October 20, 2005, Regions' Board of Directors assessed the repurchase authorization of Regions and authorized the repurchase of an additional 25.0 million shares of Regions' $0.01 par value common stock through open market transactions.

The Board of Directors declared a $.34 cash dividend for the third quarter of 2005, compared to a $.33 cash dividend declared for the third quarter of 2004 and $.34 for second quarter 2005.

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

The following chart summarizes the applicable bank regulatory capital requirements. Regions' capital ratios at September 30, 2005 and 2004 substantially exceeded all regulatory requirements.
		Well
	Minimum	Capitalized	Regions at	Regions at
	Regulatory	Regulatory	September 30,	September 30,
	Requirement	Requirement	2005	2004

Tier 1 capital to risk-adjusted assets	4.00%	6.00%	8.69%	8.97%
Total risk-based capital to risk-adjusted assets	8.00	10.00	12.90	13.54
Tier 1 leverage ratio	3.00	5.00	7.36	7.26

OPERATING RESULTS

For the first nine months of 2005, net income available to common shareholders totaled $746.5 million ($1.60 per diluted share), compared to $581.3 million ($1.71 per diluted share) for the same period in 2004. For the third quarter of 2005, net income available to common shareholders totaled $256.6 million ($0.55 per diluted share), compared to $255.5 million ($0.55 per diluted share) for the third quarter of 2004 and $248.4 million ($0.53 per diluted share) in the second quarter of 2005.

Annualized return on average stockholders' equity for the nine months ended September 30, 2005 was 9.31% compared to 12.08% for the same period in 2004. Annualized return on average assets for the nine months ended September 30, 2005 was 1.17% compared to 1.28% for the same period in 2004.

Annualized return on average tangible stockholders' equity was 19.22% for the quarter ended September 30, 2005, compared to 19.04% for the same period in 2004.

NET INTEREST INCOME

The following table presents a summary of net interest income for the quarters ended September 30, 2005, June 30, 2005, and September 30, 2004.
(dollar amounts in thousands)	September 30,	June 30,	September 30,
	2005	2005	2004

Interest income	$1,113,855	$1,055,384	$925,677
Interest expense	396,432	358,672	249,774

Net interest income	717,423	696,712	675,903

Tax equivalent adjustment	22,393	19,795	18,314

Net interest income (taxable equivalent)	$ 739,816	$ 716,507	$694,217

Net interest margin	3.93%	3.85%	3.71%

Net interest income (taxable equivalent basis) for the nine months ended September 30, 2005, increased $670.7 million, or 45%, compared to the same period in 2004. The increase in net interest income is due primarily to assets added in connection with the Union Planters merger and increases in the net interest margin in 2005. The net yield on interest-earning assets (taxable equivalent basis) was 3.87% in the first nine months of 2005 compared to 3.62% during the same period in 2004.

For the third quarter of 2005, net interest income (taxable equivalent basis) increased $45.6 million, or 7%, compared to the third quarter of 2004 due to higher spreads in 2005, combined with increased earning assets. The net yield on interest earning assets (taxable equivalent basis) was 3.93% in the third quarter of 2005 compared to 3.71% during the third quarter of 2004. The yield on interest earning assets increased 99 basis points and the rate on interest bearing liabilities increased 97 basis points in comparison with the third quarter of 2004.

Linked-quarter, net interest income (taxable equivalent basis) increased $23.3 million, due primarily to earning asset growth and higher yields. The net yield on interest earning assets (taxable equivalent basis) was 3.93% in the third quarter of 2005 compared to 3.85% in the second quarter of 2005. The yield on interest-earning assets increased 26 basis points, while the rate on interest-bearing liabilities increased 24 basis points.

Analysis of Changes in Net Interest Income
	Nine Months Ended September 30,

(in thousands)	2005 over 2004

	Volume	Yield/Rate	Total

Increase (decrease) in:
Interest income on:
Loans	$746,853	$300,901	$1,047,754
Federal funds sold	(372)	7,971	7,599
Taxable securities	52,963	9,089	62,052
Non-taxable securities	1,572	1,358	2,930
Other earning assets	19,128	22,514	41,642

Total	820,144	341,833	1,161,977
Interest expense on:
Savings deposits	1,733	381	2,114
Other interest-bearing deposits	172,487	214,347	386,834
Borrowed funds	12,964	101,122	114,086

Total	187,184	315,850	503,034

Increase in net interest income	$632,960	$ 25,983	$658,943

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

Exposure to Interest Rate Movements. Based on the foregoing discussion, management has estimated the potential effect of shifts in interest rates on net interest income. As of September 30, 2005, Regions maintains a slightly asset sensitive position to gradual rate shifts of plus or minus 100 and 200 basis points. The following table demonstrates the expected effect that a gradual (over six months beginning at September 30, 2005 and 2004) parallel interest rate shift would have on Regions' annual net interest income. Results of the same analysis for the comparable period for 2004 are presented for comparison purposes.
	September 30, 2005		September 30, 2004

Gradual	$ Change in	% Change in	$ Change in	% Change in
Change in	Net Interest	Net Interest	Net Interest	Net Interest
Interest Rates	Income	Income	Income	Income

(in basis points)	(dollar amounts in thousands)
+200	$ 152,000	5.4%	$ 56,000	2.1%
+100	80,000	2.9	38,000	1.4
-100	(88,000)	(3.2)	(30,000)	(1.2)
-200	(211,000)	(7.5)	(75,000)	(2.9)

As of September 30, 2005, Regions maintains a slightly asset sensitive position to instantaneous rate shifts of plus or minus 100 and 200 basis points. The following table demonstrates the expected effect that an instantaneous parallel rate shift would have on Regions' annual net interest income. Results of the same analysis for the comparable period of 2004 are presented for comparison purposes.
	September 30, 2005		September 30, 2004

Instantaneous	$ Change in	% Change in	$ Change in	% Change in
Change in	Net Interest	Net Interest	Net Interest	Net Interest
Interest Rates	Income	Income	Income	Income

(in basis points)	(dollar amounts in thousands)
+200	$ 142,000	5.1%	$ 55,000	2.1%
+100	80,000	2.9	46,000	1.7
-100	(75,000)	(2.7)	(33,000)	(1.3)
-200	(229,000)	(8.2)	(106,000)	(4.0)

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

Morgan Keegan will occasionally economically hedge a portion of its long proprietary inventory position through the use of short positions in financial future contracts, which are included in securities sold, not yet purchased at market value. At September 30, 2005, Morgan Keegan had no outstanding futures contracts. The contract amounts do not necessarily represent future cash requirements.

In the normal course of business, Morgan Keegan enters into underwriting and forward and future commitments. At September 30, 2005, the contract amounts of futures contracts were $36 million to purchase and $65 million to sell U.S. Government and municipal securities. Morgan Keegan typically settles its position by entering into equal but opposite contracts and, as such, the contract amounts do not necessarily represent future cash requirements. Settlement of the transactions relating to such commitments is not expected to have a material effect on Regions' consolidated financial position. Transactions involving future settlement give rise to market risk, which represents the potential loss that can be caused by a change in the market value of a particular financial instrument. Regions' exposure to market risk is determined by a number of factors, including the size, composition and diversification of positions held, the absolute and relative levels of interest rates, and market volatility.

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

The end-of-period VAR was approximately $480,000 as of September 30, 2005, compared to approximately $407,000 as of December 31, 2004. Maximum daily VAR utilization during the third quarter of 2005 was $751,791 and average daily VAR during the same period was $428,314.

PROVISION FOR LOAN LOSSES

The provision for loan losses was $125.0 million, or .29% (annualized) of average loans for the nine months ended September 30, 2005, compared to $83.5 million, or .28% (annualized) of average loans in the same period of 2004. For the third quarter of 2005, the provision for loan losses was $62.5 million, or .43% (annualized), of average loans compared to $43.5 million, or .31% (annualized) of average loans in the third quarter of 2004 and $32.5 million, or .22% (annualized), in the second quarter of 2005. The increased loan loss provision is primarily related to the estimated impact of Hurricane Katrina on Regions' loan portfolio (see "THIRD QUARTER HIGHLIGHTS"). The provision for loan losses recorded in the first nine months and third quarter of 2005 was based on management's assessment of inherent losses associated with the loan portfolio and management's evaluation of economic conditions (see "ALLOWANCE FOR LOAN LOSSES").

NON-INTEREST INCOME

The following table presents a summary of non-interest income for the quarters ended September 30, 2005, June 30, 2005, and September 30, 2004.
	September 30,	June 30,	September 30,
(in thousands)	2005	2005	2004

Brokerage and investment banking	$131,738	$132,179	$122,285
Trust department income	33,673	31,256	30,386
Service charges on deposit accounts	132,924	131,654	139,286
Mortgage servicing and origination fees	35,284	37,057	46,166
Securities gains (losses)	(20,717)	53,400	49,937
Insurance premiums and commissions	19,827	19,281	21,393
Gain on sale of mortgage loans	60,620	40,913	32,876
Derivative income	7,388	9,921	2,464
SOI and Capital Factors	4,002	10,104	21,908
Other	45,573	43,660	40,106

Total non-interest income	$450,312	$509,425	$506,807

Total non-interest income (excluding securities transactions) increased $258.9 million, or 23%, in the nine months ended September 30, 2005, compared to the same period of 2004, due primarily to income added in connection with the Union Planters merger. On a quarterly basis, total non-interest income (excluding securities transactions) increased $14.2 million, or 3%, compared to the third quarter of 2004 and $15.0 million, or 3%, compared to the second quarter of 2005, due to increased brokerage and investment banking income and gains on the sale of mortgage loans, partially offset by decreases in service charges and mortgage servicing and origination fees and reduced fees related to the dispositions of SOI and Capital Factors.

BROKERAGE AND INVESTMENT BANKING

Brokerage and investment banking income reflected an increase of $19.0 million for the nine months ended September 30, 2005, compared to the same period in 2004, due primarily to strong private client, equity banking, and investment advisory income streams during the first three quarters of 2005. In the third quarter of 2005, brokerage and investment banking income increased $9.5 million compared to the third quarter of 2004 based on the above, but decreased by approximately $441,000 compared to the second quarter of 2005, primarily due to an increase in equity banking fees offset by a decline in fixed income-related banking activity.

The following table shows the breakout of revenue by division contributed by Morgan Keegan for the three months ended September 30, 2005 and June 30, 2005, and the nine months ended September 30, 2005 and 2004.

Morgan Keegan
Breakout of Revenue by Division

(dollar amounts in thousands)	Private Client	Fixed-income Capital Markets	Equity Capital Markets	Regions MK Trust	Investment Advisory	Interest & Other

Three months ended September 30, 2005:
$ amount of revenue	$61,390	$35,810	$21,305	$27,475	$31,792	$21,612
% of gross revenue	30.8%	18.0%	10.7%	13.8%	15.9%	10.8%

Three months ended June 30, 2005:
$ amount of revenue	$60,143	$42,116	$17,797	$25,207	$29,771	$20,518
% of gross revenue	30.8%	21.5%	9.1%	12.9%	15.2%	10.5%

Nine months ended September 30, 2005:
$ amount of revenue	$184,707	$118,211	$65,518	$78,538	$89,915	$62,337
% of gross revenue	30.8%	19.7%	10.9%	13.1%	15.0%	10.4%

Nine months ended September 30, 2004:
$ amount of revenue	$162,871	$142,809	$49,244	$62,238	$65,377	$40,946
% of gross revenue	31.1%	27.3%	9.4%	11.9%	12.5%	7.8%

The following table shows the components of revenue contributed by Morgan Keegan for the three -months ended September 30, 2005, June 30, 2005, and September 30, 2004.

Morgan Keegan Summary Income Statement

(dollar amounts in thousands)	Three Months Ended Sept. 30, 2005	Three Months Ended June 30, 2005	Three Months Ended Sept. 30, 2004	% Change from June 30, 2005	% Change from Sept. 30, 2004

Revenues:
Commissions	$50,197	$50,263	$47,079	(0.1)%	6.6%
Principal transactions	33,696	35,425	40,169	(4.9)	(16.1)
Investment banking	26,919	27,434	19,529	(1.9)	37.8
Interest	22,900	19,766	14,334	15.9	59.8
Trust fees and services	27,475	25,207	26,402	9.0	4.1
Investment advisory	30,006	29,211	22,832	2.7	31.4
Other	8,191	8,246	6,855	(0.7)	19.5

Total revenues	199,384	195,552	177,200	2.0	12.5

Expenses:
Interest expense	16,105	13,109	6,954	22.9	131.6
Non-interest expense	145,276	143,531	139,274	1.2	4.3

Total expenses	161,381	156,640	146,228	3.0	10.4

Income before income taxes	38,003	38,912	30,972	(2.3)	22.7

Income taxes	13,945	14,459	11,499	(3.6)	21.3

Net income	$24,058	$24,453	$19,473	(1.6)%	23.5%

TRUST INCOME

Trust department income for the first nine months of 2005 increased $24.2 million, or 33%, compared to the same period of 2004, due primarily to income added in connection with the Union Planters merger, higher asset values, and increased fees. Third quarter 2005 trust department income increased $3.3 million, or 11%, over the third quarter of 2004 and $2.4 million, or 8%, over second quarter of 2005, based on higher asset values and increased fees.

SERVICE CHARGES ON DEPOSIT ACCOUNTS

Service charges on deposit accounts increased $103.6 million, or 36%, for the nine months ended September 30, 2005 over the same period in 2004, primarily due to the increased number of accounts acquired through the Union Planters merger. In the third quarter of 2005, service charges on deposit accounts decreased $6.4 million over the third quarter of 2004 and increased $1.3 million over the second quarter of 2005. The decrease over the same quarter of last year was primarily attributable to expanded offering of free checking products and the continuing conversion of legacy Union Planters' fee structure to Regions' somewhat lower fee structure. On a linked-quarter basis, service charges on deposits remained relatively steady, even with the second of three scheduled branch conversions and the deferral or waiver of certain fees in the impacted areas of Hurricanes Katrina and Rita.

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

For the nine months ended September 30, 2005, mortgage servicing and origination fees increased $24.0 million, or 27%, compared to the same period of 2004, primarily due to increased servicing and origination fees obtained through the merger with Union Planters. On a quarterly basis, mortgage servicing and origination fees decreased $10.9 million compared to the third quarter of 2004, due to a decrease in the amount of loans being serviced and the sale of the conforming wholesale mortgage business during the second quarter of 2005. On a linked-quarter basis, mortgage servicing and origination fees decreased $1.8 million, primarily due to a decrease in the amount of loans being serviced and the sale of the conforming wholesale mortgage business during the second quarter of 2005. Single-family mortgage production was $4.2 billion in the third quarter of 2005, compared to $3.8 billion in the third quarter of 2004 and $4.4 billion in the second quarter of 2005. The mortgage operation's servicing portfolio totaled $37.8 billion at September 30, 2005, compared to $39.3 billion at September 30, 2004 and June 30, 2005.

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
	Nine Months Ended
(in thousands)	September 30,	September 30,
	2005	2004

Balance at beginning of year	$458,053	$166,346
Additions	57,247	334,264
Sales	(4,007)	-0-
Amortization	(66,617)	(38,160)

	444,676	462,450
Valuation adjustment	(47,500)	(61,500)

Balance at end of period	$397,176	$400,950

The changes in the valuation allowance for mortgage servicing assets for the nine months ended September 30, 2005 and 2004 were as follows:
	Nine Months Ended
(in thousands)	September 30,	September 30,
	2005	2004

Balance at beginning of the year	$61,500	$39,500
Provisions for (recapture of) impairment valuation	(14,000)	22,000

Balance at end of the period	$47,500	$61,500

SECURITIES GAINS/LOSSES

Securities losses for the first nine months of 2005 totaled $1.3 million, in comparison to a gain of $62.9 million for the same period of 2004. In the third quarter of 2005, securities losses totaled $20.7 million related to the sale of agency securities serving as an economic hedge for mortgage servicing rights. This is compared to securities gains of $49.9 million for the same period in 2004 and $53.4 million linked-quarter.

OTHER INCOME

The components of other income consist mainly of fees and commissions, insurance premiums, customer derivative fees and gains related to the sale of mortgage loans. Other non-interest income for the nine months ended September 30, 2005 increased $88.1 million over the same period of 2004, primarily attributable to increased fees added from the Union Planters merger, higher gains related to the sale of mortgage loans, and increased customer derivative fees. In the third quarter of 2005, other non-interest income increased $18.7 million over the third quarter of 2004 and $13.5 million compared to the second quarter of 2005, due primarily to increased gains on the sale of mortgage loans.

NON-INTEREST EXPENSE

The following table presents a summary of non-interest expense for the quarters ended September 30, 2005, June 30, 2005, and September 30, 2004.
(in thousands)	September 30,	June 30,	September 30,
	2005	2005	2004

Salaries and employee benefits	$418,645	$411,953	$418,258
Net occupancy expense	53,574	54,898	52,281
Furniture and equipment expense	34,027	32,161	32,079
Impairment (recapture) of MSRs	(32,000)	53,000	50,000
Loss on early extinguishment of debt	10,878	-0-	-0-
Merger-related and other charges	40,875	43,765	12,369
Other	215,124	222,074	208,488

Total non-interest expense	$741,123	$817,851	$773,475

Total non-interest expense, including merger-related and other charges, increased $577.4 million or 34% in the nine months ended September 30, 2005, compared to the same period in 2004, due primarily to expenses added in connection with the Union Planters merger during the third quarter of 2004. Third quarter 2005 non-interest expense decreased $32.4 million compared to the third quarter of 2004 and $76.7 million from a linked-quarter perspective, primarily attributable to the recapture of mortgage servicing rights impairment (in comparison to impairment charges recognized during second quarter 2005 and third quarter 2004, respectively).

Regions has incurred merger-related expenses throughout the integration of Regions and Union Planters. The following tables show the impact of merger related and other charges affecting the components of non-interest expense for the quarters ended September 30, 2005, June 30, 2005, and September 30, 2004. Included in merger-related and other charges is the recapture/impairment of mortgage servicing rights, loss on early extinguishment of debt, and merger and other charges. Management believes the following tables are useful in evaluating trends in non-interest expense. For further discussion of non-interest expense, refer to the discussion of each component following the tables below.

Three Months Ended September 30, 2005
		Less: Merger-
		related and
(in thousands)	As Reported	Other Charges	As Adjusted

Salaries and employee benefits	$ 437,951	$ 19,306	$ 418,645
Net occupancy expense	56,596	3,022	53,574
Furniture and equipment expense	34,104	77	34,027
Recapture of MSRs	(32,000)	(32,000)	-0-
Loss on early extinguishment of debt	10,878	10,878	-0-
Other	233,594	18,470	215,124

Total	$741,123	$ 19,753	$ 721,370

Three Months Ended June 30, 2005
		Less: Merger-
		related and
(in thousands)	As Reported	Other Charges	As Adjusted

Salaries and employee benefits	$ 426,443	$ 14,490	$ 411,953
Net occupancy expense	56,635	1,737	54,898
Furniture and equipment expense	32,292	131	32,161
Impairment of MSRs	53,000	53,000	-0-
Other	249,481	27,407	222,074

Total	$ 817,851	$ 96,765	$ 721,086

Three Months Ended September 30, 2004
		Less: Merger-
		related and
(in thousands)	As Reported	Other Charges	As Adjusted

Salaries and employee benefits	$ 422,858	$ 4,600	$ 418,258
Net occupancy expense	52,481	200	52,281
Furniture and equipment expense	32,079	-0-	32,079
Impairment of MSRs	50,000	50,000	-0-
Other	216,057	7,569	208,488

Total	$ 773,475	$ 62,369	$ 711,106

SALARIES AND EMPLOYEE BENEFITS

Salaries and employee benefits increased $308.9 million, or 31%, in the first nine months of 2005, in comparison with the same period in 2004, due primarily to salaries and benefits of associates added in connection with the merger with Union Planters. In the third quarter of 2005, salaries and employee benefits increased $15.1 million compared to the third quarter of 2004 and $11.5 million linked-quarter, primarily attributable to incremental incentive costs related to increased revenue production. As of September 30, 2005, Regions had 25,463 full-time equivalent employees.

NET OCCUPANCY EXPENSE

Net occupancy expense includes rents, depreciation and amortization, utilities, maintenance, insurance, taxes and other expenses of premises occupied by Regions and its affiliates. Regions' affiliates operate banking offices in Alabama, Arkansas, Florida, Georgia, Illinois, Indiana, Iowa, Kentucky, Louisiana, Mississippi, Missouri, North Carolina, South Carolina, Tennessee, Texas, and Virginia.

Net occupancy expense increased $61.2 million, or 58%, in the first nine months of 2005 over the same period in 2004, due to expenses added in connection with the Union Planters merger in the third quarter of 2004. Net occupancy expense in the third quarter of 2005 increased $4.1 million compared to third quarter of 2004 and was unchanged compared to the second quarter of 2005.

FURNITURE AND EQUIPMENT EXPENSE

Furniture and equipment expense increased $29.1 million, or 42%, during the first nine months of 2005 compared to the same period in 2004 due primarily to increased depreciation on equipment added in connection with the Union Planters merger. In the third quarter of 2005, furniture and equipment expense increased $2.0 million compared to the third quarter of 2004 and $1.8 million from a linked-quarter perspective.

IMPAIRMENT (RECAPTURE) OF MORTGAGE SERVICING RIGHTS

Recapture of mortgage servicing rights impairment during the first nine months of 2005 totaled $14.0 million, compared with impairment of $22.0 million for the same period in 2004. This $36 million decrease in impairment is due to a rising mortgage rate environment, resulting in lower prepayment speeds and longer estimated servicing periods on loans. The $32 million recapture of impairment during the third quarter of 2005 contrasts with the $18.0 million net impairment charge recognized in the first two quarters of 2005 and is a result of the rising mortgage rate environment during the third quarter.

EARLY EXTINGUISHMENT OF DEBT

Losses on early extinguishment of debt totaled $10.9 million for the first nine months of 2005, compared to $39.6 million in losses for the first nine months of 2004. For the quarter ended September 30, 2005, losses on early extinguishment of debt totaled $10.9 million; there was no early extinguishment of debt during the third quarter of 2004 or from a linked-quarter perspective. Losses on early extinguishment of debt offset the effect of changes in the valuation of mortgage servicing rights.

OTHER EXPENSES

The significant components of other expense include other non-credit losses, amortization, and computer and other outside services. Other non-interest expense increased $242.9 million, or 50%, in the first nine months of 2005 compared to the same period in 2004, due primarily to increased expenses added in connection with the Union Planters merger. In the third quarter of 2005, other non-interest expense increased $17.5 million compared to the third quarter of 2004 (primarily attributable to increased professional and legal fees, advertising and promotion, and computer service fees) and decreased $15.9 million compared to the second quarter of 2005, due primarily to a decrease in advertising and promotion and professional fees.

APPLICABLE INCOME TAXES

Regions' provision for income tax expense for the first nine months of 2005 increased $75.6 million compared to the first nine months of 2004, due primarily to increased earnings resulting from the 2004 merger with Union Planters and increased consolidated earnings in 2005, offset by both increased tax credits and increased benefits from the recapitalized mortgage-related subsidiary further described below. The third quarter 2005 provision for income taxes decreased $1.4 million compared to the third quarter of 2004. Regions effective tax rate for the first nine months of 2005 was 30.1% compared to 29.5% in the first nine months of 2004.

From time to time Regions engages in business plans that may also have an effect on its tax liabilities. While Regions has obtained the opinion of advisors that the tax aspects of these strategies should prevail, examination of Regions' income tax returns or changes in tax law may impact the tax benefits of these plans.

Periodically, Regions invests in pass-through investment vehicles that generate tax credits, principally low-income housing credits and non-conventional fuel source credits, which directly reduce Regions' federal income tax liability. Congress has legislated these tax credit programs to encourage capital inflows to these investment vehicles. The amount of tax benefit recognized from these tax credits was $31.1 million in the first nine months of 2005 compared to $17.1 million in the first nine months of 2004. The tax benefit recognized in the third quarter of 2005 was $10.4 million compared to $5.1 million in the third quarter of 2004.

During the fourth quarter of 2000, Regions recapitalized a mortgage-related subsidiary by raising Tier 2 capital, which resulted in a reduction in taxable income of that subsidiary attributable to Regions. The reduction in the taxable income of this subsidiary attributable to Regions is expected to result in a lower effective tax rate applicable to the consolidated taxable income before taxes of Regions for future periods. The impact on Regions' effective tax rate applicable to consolidated income before taxes of the reduction in the subsidiary's taxable income attributable to Regions will, however, depend on a number of factors, including, but not limited to, the amount of assets in the subsidiary, the yield of the assets in the subsidiary, the cost of funding the subsidiary, possible loan losses in the subsidiary, the level of expenses of the subsidiary, the level of income attributable to obligations of states and political subdivisions, and various other factors. The amount of federal and state tax benefits recognized related to the recapitalized subsidiary was $39.5 million in the first nine months of 2005 ($30.6 million federal) compared to $32.3 million in the first nine months of 2004 ($25.6 million federal). For the third quarter of 2005, the amount of federal and state tax benefits recognized was $14.5 million ($10.8 million federal) compared to $9.9 million ($7.4 million federal) in the third quarter of 2004.

Regions has segregated a portion of its investment securities and intellectual property into separate legal entities in order to, among other business purposes, protect such intangible assets from inappropriate claims of Regions' creditors, and to maximize the return on such assets by the professional and focused management thereof. Regions has recognized state tax benefits related to these legal entities of $19.4 million in the first nine months of 2005 compared to $11.0 million in the first nine months of 2004. For the third quarter of 2005, $6.9 million of state tax benefits was recognized compared to $4.4 million in the third quarter of 2004.

Federal and state income tax returns for the years 1998 through 2004 are open for review and examination by governmental authorities. In the normal course of these examinations, Regions is subject to challenges from governmental authorities regarding amounts of taxes due. Regions has received notices of proposed adjustments relating to taxes due for the years 1999 through 2002, which includes proposed adjustments relating to an increase in taxable income of the mortgage-related subsidiary discussed above. Regions believes adequate provision for income taxes has been recorded for all years open for review and intends to vigorously contest the proposed adjustments. To the extent that final resolution of the proposed adjustments results in significantly different conclusions from Regions' current assessment of the proposed adjustments, Regions' effective tax rate in any given financial reporting period may be materially different from its current effective tax rate.

Management's determination of the realization of the deferred tax asset is based upon management's judgment of various future events and uncertainties, including the timing, nature and amount of future income earned by certain subsidiaries and the implementation of various plans to maximize realization of the deferred tax asset. Management believes that the subsidiaries will generate sufficient operating earnings to realize the deferred tax benefits. However, management does not believe that it is more likely than not to realize the benefits of all of its capital loss carryforwards, nor all of its state net operating loss carryforwards. Accordingly, it has valuation allowances of $55.2 million and $12.3 million, respectively, against such benefits as of the third quarter 2005.

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

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Information concerning Regions' repurchases of its outstanding common stock during the three month period ended September 30, 2005, is set forth in the following table:
	Issuer Purchases of Equity Securities

			Total Number of	Maximum Number
		Average	Shares Purchased	of Shares that May
	Total Number	Price	As Part of Publicly	Yet Be Purchased
	of Shares	Paid Per	Announced Plans	Under the Plans
Period	Purchased	Share	or Programs	or Programs(1) (2)

July 1, 2005 -
July 31, 2005	1,657,000	$34.32	1,657,000	8,989,200

August 1, 2005 -
August 31, 2005	2,399,100	$33.06	2,399,100	6,590,100

September 1, 2005 -
September 30, 2005	175,800	$32.51	175,800	6,414,300

Total	4,231,900		4,231,900

(1) On July 15, 2004, Regions' Board of Directors assessed the pre-merger repurchase authorizations of both Regions and Union Planters and authorized the repurchase of up to 20.0 million shares of Regions' $0.01 par value common stock through open market transactions.

(2) On October 20, 2005, Regions' Board of Directors assessed the repurchase authorization of Regions and authorized the repurchase of an additional 25.0 million shares of Regions' $0.01 par value stock through open market transactions.

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

DATE: November 8, 2005

/s/ Ronald C. Jackson
Ronald C. Jackson
Senior Vice President and Comptroller
(Chief Accounting Officer and
Duly Authorized Officer)