Form 10-K
period 2005-12-31
REGIONS FINANCIAL CORP
filed 2006-03-09
CIK 1281761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005
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

      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☑          No ☐

      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐          No ☑

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐          No ☑

      State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Common Stock, $.01 par value — $15,637,625,967 as of June 30, 2005.

      Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 Par Value — 456,352,243 shares issued and outstanding as of February 28, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the annual proxy statement to be dated approximately April 4, 2006 are incorporated by reference into Part III.

PART I

FORWARD LOOKING STATEMENTS

      This Annual Report on Form 10-K, other periodic reports filed by Regions Financial Corporation (“Regions”) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and any other written or oral statements made by or on behalf of Regions may include forward-looking statements. The Private Securities Litigation Reform Act of 1995 (the “Act”) provides a “safe-harbor” for forward-looking statements which are identified as such and are accompanied by the identification of important factors that could cause actual results to differ materially from the forward-looking statements. For these statements, we, together with our subsidiaries, unless the context implies otherwise, claim the protection afforded by the safe harbor in the Act. Forward-looking statements are not based on historical information, but rather are related to future operations, strategies, financial results or other developments. Forward-looking statements are based on management’s expectations as well as certain assumptions and estimates made by, and information available to, management at the time the statements are made. Those statements are based on general assumptions and are subject to various risks, uncertainties, and other factors that may cause actual results to differ materially from the views, beliefs, and projections expressed in such statements. These risks, uncertainties and other factors include, but are not limited, to those described below:

•	Regions’ ability to achieve the earnings expectations related to the businesses that were acquired, including its merger with Union Planters Corporation (“Union Planters”) in July 2004, or that may be acquired in the future, which in turn depends on a variety of factors, including:

•	Regions’ ability to achieve the anticipated cost savings and revenue enhancements with respect to the acquired operations, or lower than expected revenues from continuing operations;

•	the assimilation of the acquired operations to Regions’ corporate culture, including the ability to instill Regions’ credit practices and efficient approach to the acquired operations;

•	the continued growth of the markets that the acquired entities serve, consistent with recent historical experience;

•	difficulties related to the integration of the businesses, including integration of information systems and retention of key personnel.

•	Regions’ ability to expand into new markets and to maintain profit margins in the face of pricing pressures.

•	Regions’ ability to keep pace with technological changes.

•	Regions’ ability to develop competitive new products and services in a timely manner and the acceptance of such products and services by Regions’ customers and potential customers.

•	Regions’ ability to effectively manage interest rate risk, market risk, credit risk and operational risk.

•	Regions’ ability to manage fluctuations in the value of assets and liabilities and off-balance sheet exposure so as to maintain sufficient capital and liquidity to support Regions’ business.

•	The cost and other effects of material contingencies, including litigation contingencies.

•	Further easing of restrictions on participants in the financial services industry, such as banks, securities brokers and dealers, investment companies and finance companies, may increase competitive pressures.

•	Possible changes in interest rates may increase funding costs and reduce earning asset yields, thus reducing margins.

•	Possible changes in general economic and business conditions in the United States in general and in the communities Regions serves in particular may lead to a deterioration in credit quality, thereby increasing provisioning costs, or a reduced demand for credit, thereby reducing earning assets.

•	The occurrence of natural disasters or the threat or occurrence of war or acts of terrorism and the existence or exacerbation of general geopolitical instability and uncertainty.

•	Possible changes in trade, monetary and fiscal policies, laws, and regulations, and other activities of governments, agencies, and similar organizations, including changes in accounting standards, may have an adverse effect on business.

•	Possible changes in consumer and business spending and saving habits could affect Regions’ ability to increase assets and to attract deposits.

      The words “believe,” “expect,” “anticipate,” “project,” and similar expressions signify forward looking statements. You should not place undue reliance on any forward looking statement, which speak only as of the date made. We assume no obligation to update or revise any forward looking statements that are made from time to time.

Item 1.	Business

      Regions Financial Corporation (together with its subsidiaries on a consolidated basis, “Regions” or “Company”) is a financial holding company headquartered in Birmingham, Alabama which operates throughout the South, Midwest and Texas. Regions’ operations consist of banking, brokerage and investment services, mortgage banking, insurance brokerage, credit life insurance, leasing, commercial accounts receivable factoring and specialty financing. At December 31, 2005, Regions had total consolidated assets of approximately $84.8 billion, total consolidated deposits of approximately $60.4 billion and total consolidated stockholders’ equity of approximately $10.6 billion.

      Regions is a Delaware corporation that, on July 1, 2004, became the successor by merger to Union Planters and the former Regions Financial Corporation. Regions’ principal executive offices are located at 417 North 20th Street, Birmingham, Alabama 35203, and its telephone number at such address is (205) 944-1300.

Banking Operations

      Regions conducts its banking operations through Regions Bank, an Alabama chartered commercial bank that is a member of the Federal Reserve System. At December 31, 2005, Regions operated 1,311 full service banking offices in Alabama, Arkansas, Florida, Georgia, Illinois, Indiana, Iowa, Kentucky, Louisiana, Mississippi, Missouri, North Carolina, South Carolina, Tennessee, Texas and Virginia.

      The following chart reflects the distribution of total assets, loans, deposits and branches in each of the states in which Regions conducts its banking operations:

	Assets	Loans	Deposits	Branches

Alabama	18%	19%	21%	175
Arkansas	8	8	8	103
Florida	14	13	12	149
Georgia	14	14	10	132
Illinois	1	3	4	71
Indiana	4	4	4	65
Iowa	1	1	1	18
Kentucky	2	2	1	18
Louisiana	6	6	9	101
Mississippi	4	3	6	99
Missouri	6	4	4	68
North Carolina	3	4	*	6
South Carolina	3	3	2	38
Tennessee	11	11	13	191
Texas	5	5	5	76
Virginia	*	*	*	1

Totals	100%	100%	100%	1,311

*	less than 1%

Other Financial Services Operations

      In addition to its banking operations, Regions provides additional financial services through the following subsidiaries or divisions:

      Morgan Keegan & Company, Inc. (“Morgan Keegan”), a subsidiary of Regions Financial Corporation, is a full-service regional brokerage and investment banking firm. Morgan Keegan offers products and services including securities brokerage, asset management, financial planning, mutual funds, securities underwriting, sales and trading, and investment banking. Morgan Keegan, one of the largest investment firms in the South, employs approximately 1,000 financial advisors offering products and services from 281 offices located in Alabama, Arkansas, Florida, Georgia, Illinois, Kentucky, Massachusetts, Mississippi, New York, Louisiana, North Carolina, South Carolina, Tennessee, Texas and Virginia.

      Regions Mortgage, a division of Regions Bank, and EquiFirst Corporation (“EquiFirst”), a subsidiary of Regions Bank, are engaged in mortgage banking. Regions Mortgage’s primary business and source of income is the origination and servicing of mortgage loans for long-term investors. EquiFirst typically originates mortgage loans which are sold to third-party investors. Regions Mortgage’s servicing portfolio totaled approximately $37.2 billion and included approximately 398,000 real estate mortgages at December 31, 2005. Regions Mortgage and EquiFirst operate loan production offices in Alabama, Arizona, Arkansas, Florida, Georgia, Illinois, Indiana, Iowa, Kentucky, Louisiana, Mississippi, Missouri, North Carolina, South Carolina, Tennessee and Texas.

      Rebsamen Insurance, Inc., a subsidiary of Regions Financial Corporation, acts as a general insurance broker for a full-line of insurance products, primarily focusing on commercial property and casualty insurance customers.

      Regions Agency, Inc., a subsidiary of Regions Financial Corporation, acts as an insurance agent or broker with respect to credit life insurance, accident and health insurance and other types of insurance relating to extensions of credit by Regions Bank or Regions’ banking-related subsidiaries.

      Regions Life Insurance Company, a subsidiary of Regions Financial Corporation, acts as a re-insurer of credit life insurance and accident and health insurance in connection with the activities of certain affiliates of Regions.

      Regions Interstate Billing Service, Inc., a subsidiary of Regions Financial Corporation, factors commercial accounts receivable and performs billing and collection services, focusing primarily on clients in the trucking and automotive service industry.

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

Supervision And Regulation

      General. Regions is a financial holding company, registered with the Board of Governors of the Federal Reserve System under the Bank Holding Company Act of 1956, as amended (“BHC Act”). As such, Regions and its subsidiaries are subject to the supervision, examination and reporting requirements of the BHC Act and the regulations of the Federal Reserve.

      The Gramm-Leach-Bliley Act, adopted in 1999 (“GLB Act”), significantly relaxed previously existing restrictions on the activities of banks and bank holding companies. Under such legislation, an eligible bank holding company may elect to be a “financial holding company” and thereafter may engage in a range of activities that are financial in nature and that were not previously permissible for banks and bank holding companies. A financial holding company may engage directly or through a subsidiary in the statutorily authorized activities of securities dealing, underwriting and market making, insurance underwriting and agency activities, merchant banking and insurance company portfolio investments. A financial holding company also may engage in any activity that the Federal Reserve determines by rule or order to be financial in nature, incidental to such financial activity, or complementary to a financial activity and that does not pose a substantial risk to the safety and soundness of an institution or to the financial system generally.

      In addition to these activities, a financial holding company may engage in those activities permissible for a bank holding company, including factoring accounts receivable, acquiring and servicing loans, leasing personal property, performing certain data processing services, acting as agent or broker in selling credit life insurance and certain other types of insurance in connection with credit transactions and conducting certain insurance underwriting activities. The BHC Act does not place territorial limitations on permissible nonbanking activities of bank holding companies. Despite prior approval, the Federal Reserve has the power to order any bank holding company or its subsidiaries to terminate any activity or to terminate its ownership or control of any subsidiary when the Federal Reserve has reasonable grounds to believe that continuation of such activity or such ownership or control constitutes a serious risk to the financial soundness, safety or stability of any bank subsidiary of the bank holding company.

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

      Regions Bank is a member of the Federal Deposit Insurance Corporation (“FDIC”), and as such, its deposits are insured by the FDIC to the extent provided by law. It is also subject to numerous statutes and regulations that affect its business activities and operations, and is supervised and examined by one or more state or federal bank regulatory agencies.

      Regions Bank is a state-chartered bank. Regions Bank is a member of the Federal Reserve System and is subject to supervision and examination by the Federal Reserve and the state banking authority of Alabama, the state in which it is headquartered. The Federal Reserve and the Alabama Department of Banking regularly examine the operations of Regions Bank and are given authority to approve or disapprove mergers, consolidations, the establishment of branches and similar corporate actions. The federal and state banking regulators also have the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law.

      Community Reinvestment Act. Regions Bank is subject to the provisions of the CRA. Under the terms of the CRA, the bank has a continuing and affirmative obligation consistent with safe and sound operation to help meet the credit needs of its entire communities, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires each appropriate federal bank regulatory agency, in connection with its examination of a subsidiary depository institution, to assess such institution’s record in assessing and meeting the credit needs of the community served by that institution, including low- and moderate-income neighborhoods. The regulatory agency’s assessment of the institution’s record is made available to the public. The assessment also is part of the Federal Reserve’s consideration of applications to acquire, merge or consolidate with another banking institution or its holding company, to establish a new branch office that will accept deposits or to relocate an office. In the case of a bank holding company applying for approval to acquire a bank or other bank holding company, the Federal Reserve will assess the records of each subsidiary depository institution of the applicant bank holding company, and such records may be the basis for denying the application. Regions Bank received a “satisfactory” CRA rating in its most recent examination.

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

      Payment of Dividends. Regions Financial Corporation is a legal entity separate and distinct from its banking and other subsidiaries. The principal source of cash flow of Regions Financial Corporation, including cash flow to pay dividends to its stockholders, is dividends from Regions Bank. There are statutory and regulatory limitations on the payment of dividends by Regions Bank to Regions Financial Corporation, as well as by Regions Financial Corporation to its stockholders.

      As to the payment of dividends, Regions Bank is subject to the laws and regulations of the state of Alabama and to the regulations of the Federal Reserve.

      If, in the opinion of a federal regulatory agency, an institution under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the institution, could include the payment of dividends), such agency may require, after notice and hearing, that such institution cease and desist from such practice. The federal banking agencies have indicated that paying dividends that deplete an institution’s capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), an insured institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. See “Regulatory Remedies under FDICIA” below. Moreover, the Federal Reserve, and the FDIC have issued policy statements stating that bank holding companies and insured banks should generally pay dividends only out of current operating earnings.

      At December 31, 2005, under dividend restrictions imposed under federal and state laws, Regions Bank, without obtaining governmental approvals, could declare aggregate dividends to Regions Financial Corporation of approximately $1.1 billion.

      The payment of dividends by Regions Financial Corporation and Regions Bank may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.

      Capital Adequacy. Regions Financial Corporation and its subsidiary bank are required to comply with the applicable capital adequacy standards established by the Federal Reserve. There are two basic measures of capital adequacy for bank holding companies that have been promulgated by the Federal Reserve: a risk-based measure and a leverage measure. All applicable capital standards must be satisfied for a financial holding company to be considered in compliance.

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

      The minimum guideline for the ratio of total capital (“Total Capital”) to risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8.0%. At least half of the Total Capital must be composed of common equity, undivided profits, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock and a limited amount of cumulative perpetual preferred stock, less goodwill and certain other intangible assets (“Tier 1 Capital”). The remainder may consist of subordinated debt, other preferred stock and a limited amount of allowance for loan losses. The minimum guideline for Tier 1 Capital is 4.0%. At December 31, 2005, Regions’ consolidated Tier 1 Capital ratio was 8.60% and its Total Capital ratio was 12.76%.

      In addition, the Federal Reserve has established minimum leverage ratio guidelines for financial holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and certain other intangible assets (the “Leverage Ratio”), of 3.0% for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies generally are required to maintain a Leverage Ratio of at least 3.0%, plus an additional cushion of 100 to 200 basis points. Regions’ Leverage Ratio at December 31, 2005, was 7.42%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a “tangible Tier 1 Capital leverage ratio” (deducting all intangibles) and other indicators of capital strength in evaluating proposals for expansion or new activities.

      A subsidiary bank is subject to substantially similar risk-based and leverage capital requirements as those applicable to Regions. Regions Bank was in compliance with applicable minimum capital requirements as of December 31, 2005. Neither Regions nor Regions Bank has been advised by any federal banking agency of any specific minimum capital ratio requirement applicable to it.

      Failure to meet capital guidelines could subject a bank to a variety of enforcement remedies, including the termination of deposit insurance by the FDIC, and to certain restrictions on its business. See “Regulatory Remedies under FDICIA” below.

      Support of Subsidiary Banks. Under Federal Reserve policy, Regions Financial Corporation is expected to act as a source of financial strength to, and to commit resources to support, its subsidiary bank. This support may be required at times when, absent such Federal Reserve policy, Regions may not be inclined to provide it. In addition, any capital loans by a financial holding company to its subsidiary bank are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In the event of a financial holding company’s bankruptcy, any commitment by the financial holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

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

      At December 31, 2005, Regions Bank had the requisite capital levels to qualify as well capitalized.

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

      Regions Bank is assessed at the well-capitalized level where the premium rate is currently zero. Like all insured banks, it also must pay a quarterly assessment of approximately $.02 per $100 of assessable deposits to pay off bonds that were issued in the late 1980’s by a mixed-ownership government corporation, the Financing Corporation, to raise funds to cover costs of the resolution of the savings and loan crisis.

      Under the Federal Deposit Insurance Act (“FDIA”), insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

      Safety and Soundness Standards. The FDIA, as amended by FDICIA and the Riegle Community Development and Regulatory Improvement Act of 1994, requires the federal bank regulatory agencies to prescribe standards, by regulations or guidelines, relating to internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings, stock valuation and compensation, fees and benefits and such other operational and managerial standards as the agencies deem appropriate. In 1995, the federal bank regulatory agencies adopted guidelines prescribing safety and soundness standards pursuant to FDICIA, as amended. The guidelines establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risk and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director, or principal stockholder. In addition, the agencies adopted regulations that authorize, but do not require, an agency to order an institution that has been given notice by an agency that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an acceptable compliance plan, the agency must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized institution is subject under the “prompt corrective action” provisions of FDICIA. See “Regulatory Remedies under FDICIA” above. If an institution fails to comply with such an order, the agency may seek to enforce such order in judicial proceedings and to impose civil money penalties. The federal bank regulatory agencies also proposed guidelines for asset quality and earnings standards.

      Depositor Preference. The Omnibus Budget Reconciliation Act of 1993 provides that deposits and certain claims for administrative expenses and employee compensation against an insured depository institution would be afforded a priority over other general unsecured claims against such an institution in the “liquidation or other resolution” of such an institution by any receiver.

      Regulation of Morgan Keegan. As a registered investment adviser and broker-dealer, Morgan Keegan is subject to regulation and examination by the Securities and Exchange Commission (“SEC”), the National Association of Securities Dealers (“NASD”), the New York Stock Exchange (“NYSE”) and other self regulatory organizations (“SROs”), which may affect its manner of operation and profitability. Such regulations cover a broad range of subject matter. Rules and regulations for registered broker-dealers cover such issues as: capital requirements; sales and trading practices; use of client funds and securities; the conduct of directors, officers, and employees; record-keeping and recording; supervisory procedures to prevent improper trading on material non-public information; qualification and licensing of sales personnel; and limitations on the extension of credit in securities transactions. Rules and regulations for registered investment advisers include the limitations on the ability of investment advisers to charge performance-based or non-refundable fees to clients, record-keeping and reporting requirements, disclosure requirements, limitations on principal transactions between an adviser or its affiliates and advisory clients, and anti-fraud standards.

      Morgan Keegan is subject to the net capital requirements set forth in Rule 15c3-1 of the Exchange Act. The net capital requirements measure the general financial condition and liquidity of a broker-dealer by specifying a minimum level of net capital that a broker-dealer must maintain, and by requiring that a significant portion of its assets be kept liquid. If Morgan Keegan failed to maintain its minimum required net capital, it would be required to cease executing customer transactions until it came back into compliance. This could also result in Morgan Keegan losing its NASD membership, its registration with the SEC or require a complete liquidation.

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

      In addition to federal registration, state securities commissions require the registration of certain broker-dealers and investment advisers. Morgan Keegan is registered as a broker-dealer with every state, the District of Columbia, and Puerto Rico. Morgan Keegan is registered as an investment adviser in the following states: Alabama, Arkansas, California, Connecticut, Delaware, District of Columbia, Florida, Georgia, Hawaii, Idaho, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Maine, Maryland, Michigan, Minnesota, Mississippi, Missouri, Montana, Nebraska, Nevada, New Hampshire, New Jersey, New Mexico, New York, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Carolina, South Dakota, Tennessee, Texas, Utah, Vermont, Virginia, Washington, West Virginia and Wisconsin.

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

      Regulation of Insurors and Insurance Brokers. Regions’ operations in the areas of insurance brokerage and reinsurance of credit life insurance are subject to regulation and supervision by various state insurance regulatory authorities. Although the scope of regulation and form of supervision may vary from state to state, insurance laws generally grant broad discretion to regulatory authorities in adopting regulations and supervising regulated activities. This supervision generally includes the licensing of insurance brokers and agents and the regulation of the handling of customer funds held in a fiduciary capacity. Regions Life Insurance Company is subject to extensive regulatory supervision and to insurance laws and regulation requiring, among other things, maintenance of capital, record keeping, reporting and examinations.

      Other. The United States Congress and other state law-making bodies continue to consider a number of wide-ranging proposals for altering the structure, regulation and competitive relationships of the nation’s financial institutions. It cannot be predicted whether or in what form further legislation may be adopted or the extent to which Regions’ business may be affected thereby.

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

      Customers for banking services and other financial services offered by Regions’ subsidiaries are generally influenced by convenience, quality of service, personal contacts, price of services and availability of products. Although Regions’ position varies in different markets, Regions believes that its affiliates effectively compete with other financial services companies in their relevant market areas.

Employees

      As of December 31, 2005, Regions and its subsidiaries had approximately 25,000 full-time-equivalent employees.

Available Information

      Regions maintains a website at www.regions.com. Regions makes available on its website free of charge its annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports which are filed with or furnished to the SEC pursuant to Section 13(a) of the Exchange Act. These documents are made available on Regions’ website as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. You may also request a copy of these filings, at no cost, by writing or telephoning Regions at the following address:

ATTENTION: Investor Relations

REGIONS FINANCIAL CORPORATION
417 North 20th Street
Birmingham, Alabama 35203
(205) 944-1300

Item 1A.	Risk Factors

      Please refer to the section above at the beginning of Part I captioned “Forward Looking Statements” for a discussion of the risk factors applicable to Regions.

Item 1B.	Unresolved Staff Comments

      None.

Item 2.	Properties

      Regions’ corporate headquarters occupy several floors of the main banking facility of Regions Bank, located at 417 North 20th Street, Birmingham, Alabama 35203.

      Regions Bank, Regions’ banking subsidiary, operates through 1,311 banking offices. Regions provides investment banking and brokerage services through 281 offices of Morgan Keegan, while Regions’ mortgage divisions operate 334 offices. For offices in premises leased by Regions and its subsidiaries, annual rentals totaled approximately $84.4 million as of December 31, 2005. During 2005, Regions and its subsidiaries received approximately $11.6 million in rentals for space leased to others. At December 31, 2005, there were no significant encumbrances on the offices, equipment and other operational facilities owned by Regions and its subsidiaries.

      See Item 1. “Business” of this annual report for a description of the states in which Regions Bank branches and Morgan Keegan’s offices are located.

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

      Regions evaluates these contingencies based on information currently available, including advice of counsel and assessment of available insurance coverage. Although it is not possible to predict the ultimate resolution or financial liability with respect to these litigation contingencies, management is of the opinion that the outcome of pending and threatened litigation would not have a material effect on Regions’ consolidated financial position or results of operations.

Item 4.	Submission Of Matters to a Vote Of Security Holders

      No matters were submitted to security holders for a vote during the fourth quarter of 2005.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

      Common Stock Market Prices and Dividend information for the year ended December 31, 2005, is included under Item 8 of this Annual Report filed on Form 10-K in Note 26 “Summary of Quarterly Results of Operations, Common Stock Market Prices and Dividends” to the consolidated financial statements.

      The following table presents information regarding issuer purchases of equity securities during the fourth quarter of 2005.

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number	Average Price	As Part of Publicly	Yet Be Purchased
	of Shares	Paid Per	Announced Plans	Under the Plans or
Period	Purchased	Share	or Programs	Programs(1)(2)

October 1, 2005 - October 31, 2005	568,900	$32.41	568,900	30,845,400
November 1, 2005 - November 30, 2005	1,806,700	33.63	1,806,700	29,038,700
December 1, 2005 - December 31, 2005	1,447,500	34.17	1,447,500	27,591,200

Total	3,823,100	$33.65	3,823,100

(1)	On July 15, 2004, Regions’ Board of Directors assessed the pre-merger repurchase authorizations of both Regions and Union Planters and authorized the repurchase of up to 20.0 million shares of Regions’ common stock through open market transactions.

(2)	On October 20, 2005, Regions’ Board of Directors assessed the repurchase authorization of Regions and authorized the repurchase of an additional 25.0 million shares of Regions’ common stock through open market transactions.

Item 6.	Selected Financial Data

HISTORICAL FINANCIAL SUMMARY

REGIONS FINANCIAL CORPORATION & SUBSIDIARIES

								Compound
							Annual	Growth
							Change	Rate
	2005	2004	2003	2002	2001	2000	2004-2005	2000-2005

	(in thousands, except ratios, yields, and per share amounts)
Summary of Operating Results
Interest income:
Interest and fees on loans	$3,546,767	$2,318,684	$1,702,299	$1,986,203	$2,458,503	$2,588,143	52.96%	6.50%
Income on federal funds sold	19,301	7,701	5,828	8,377	17,890	5,537	150.63	28.37
Taxable interest on securities	498,666	434,009	348,765	400,705	445,919	561,974	14.90	-2.36
Tax-free interest on securities	28,800	25,319	24,355	29,967	40,434	41,726	13.75	-7.15
Other interest income	216,841	169,972	137,883	111,737	92,891	36,863	27.57	42.53

Total interest income	4,310,375	2,955,685	2,219,130	2,536,989	3,055,637	3,234,243	45.83	5.91
Interest expense:
Interest on deposits	1,004,727	496,627	430,353	652,765	1,135,695	1,372,260	102.31	-6.04
Interest on short-term borrowings	164,816	108,000	101,075	128,256	188,108	276,243	52.61	-9.81
Interest on long-term borrowings	320,213	238,024	213,104	258,380	306,341	196,943	34.53	10.21

Total interest expense	1,489,756	842,651	744,532	1,039,401	1,630,144	1,845,446	76.79	-4.19

Net interest income	2,820,619	2,113,034	1,474,598	1,497,588	1,425,493	1,388,797	33.49	15.22
Provision for loan losses	165,000	128,500	121,500	127,500	165,402	127,099	28.40	5.36

Net interest income after provision for loan losses	2,655,619	1,984,534	1,353,098	1,370,088	1,260,091	1,261,698	33.82	16.05
Non-interest income:
Brokerage and investment banking income	548,662	535,300	552,729	499,685	358,974	41,303	2.50	67.75
Trust department income	127,766	102,569	69,921	62,197	56,681	57,675	24.57	17.24
Service charges on deposit accounts	518,388	418,142	288,613	277,807	267,263	231,670	23.97	17.48
Mortgage servicing and origination fees	145,304	128,845	97,383	90,000	86,865	74,689	12.77	14.24
Net securities (losses) gains	(18,892)	63,086	25,658	51,654	32,106	(39,928)	-129.95	-13.90
Other	492,204	414,489	317,032	239,954	177,660	211,890	18.75	18.36

Total non-interest income	1,813,432	1,662,431	1,351,336	1,221,297	979,549	577,299	9.08	25.72
Non-interest expense:
Salaries and employee benefits	1,739,017	1,425,075	1,095,781	1,005,099	861,730	573,137	22.03	24.86
Net occupancy expense	224,073	160,060	105,847	97,924	86,901	70,675	39.99	25.96
Furniture and equipment expense	132,776	101,977	81,347	90,818	87,727	74,213	30.20	12.34
Other	951,090	784,271	509,887	528,304	485,331	379,246	21.27	20.19

Total non-interest expense	3,046,956	2,471,383	1,792,862	1,722,145	1,521,689	1,097,271	23.29	22.66

Income before income taxes	1,422,095	1,175,582	911,572	869,240	717,951	741,726	20.97	13.90
Applicable income taxes	421,551	351,817	259,731	249,338	209,017	214,203	19.82	14.50

Net income	$1,000,544	$823,765	$651,841	$619,902	$508,934	$527,523	21.46%	13.66%

Net income available to common shareholders	$1,000,544	$817,745	$651,841	$614,458	$508,934	$527,523	22.35%	13.66%

Average number of shares outstanding	461,171	368,656	274,212	276,936	277,455	272,553	25.10%	11.09%
Average number of shares outstanding — diluted	466,183	373,732	277,930	281,043	280,332	274,068	24.74%	11.21%
Per share:
Net income	$2.17	$2.22	$2.38	$2.22	$1.83	$1.94	-2.25%	2.27%
Net income, diluted	2.15	2.19	2.35	2.19	1.82	1.92	-1.83	2.29
Cash dividends declared	1.36	1.33	1.00	0.94	0.91	0.87	2.26	9.35

(1)	In 2002, Regions adopted Statement 142 which eliminated amortization of excess purchase price. Results for 2002 were also impacted by the retroactive application of EITF 03-6 “Participating Securities and the Two — Class Method under FASB Statement No. 128, Earnings per Share.”

(2)	Prior periods have been conformed to the current period presentation.

(3)	Prior period share and per share amounts have been adjusted to reflect the exchange of Regions common stock in connection with the Union Planters transaction. See Note 18 “Business Combinations” to the consolidated financial statements.

REGIONS FINANCIAL CORPORATION & SUBSIDIARIES

HISTORICAL FINANCIAL SUMMARY — (Continued)

	2005		2004		2003	2002	2001		2000

Yields and Costs (taxable equivalent basis)
Earning assets:
Taxable securities	4.29%		4.14%		4.06%	5.16%	6.17%		6.51%
Tax-free securities	8.78		7.93		7.68	7.96	7.95		7.64
Federal funds sold	3.14		1.22		0.93	1.46	3.21		6.27
Loans (net of unearned income)	6.23		5.31		5.56	6.59	8.13		8.63
Other earning assets	6.06		5.23		4.72	5.17	5.58		8.95
Total earning assets	5.91		5.07		5.17	6.19	7.61		8.15
Interest-bearing liabilities:
Interest-bearing deposits	2.11		1.37		1.61	2.47	4.30		5.03
Short-term borrowings	2.99		1.73		1.90	2.88	4.55		6.26
Long-term borrowings	4.46		3.65		3.88	5.01	6.39		6.42
Total interest-bearing liabilities	2.47		1.72		1.98	2.89	4.61		5.31
Net yield on interest earning assets	3.91		3.66		3.49	3.73	3.66		3.55
Ratios
Net income to:
Average stockholders’ equity	9.37	%(a)	10.91	%(b)	15.06%	15.27%	13.49	%(c)	16.31	%(d)
Average total assets	1.18	(a)	1.23	(b)	1.34	1.34	1.14	(c)	1.23	(d)
Efficiency(e)	64.30	(a)	65.36	(b)	62.52	62.85	61.82	(c)	53.82	(d)
Dividend payout	62.67		59.91		42.02	42.34	49.73		44.85
Average loans to average deposits	97.14		99.23		97.97	98.46	99.71		94.63
Average stockholders’ equity to average total assets	12.55		11.29		8.93	8.80	8.45		7.54
Average interest-bearing deposits to average total deposits	79.64		80.77		83.24	84.26	85.07		85.67

      The ratios disclosed in the following footnotes exclude certain items which management believes aid the reader in evaluating trends.

(a)	Ratios for 2005, excluding $115.4 million in after-tax merger and other charges, are as follows: Return on average stockholders’ equity 10.45%; Return on average total assets 1.31%; and Efficiency 61.87%.
(b)	Ratios for 2004, excluding $39.1 million in after-tax merger and other charges, are as follows: Return on average stockholders’ equity 11.43%; Return on average total assets 1.29%; and Efficiency 63.90%
(c)	Ratios for 2001, excluding $17.8 million in after-tax merger and other charges, are as follows: Return on average stockholders’ equity 13.96%; Return on average total assets 1.18%; and Efficiency 60.87%.
(d)	Ratios for 2000, excluding $44.0 million in after-tax gain from sale of credit card portfolio and $26.2 million in after-tax loss from sale of securities, are as follows: Return on average stockholders’ equity 15.76%; Return on average total assets 1.19%; and Efficiency 55.65%.
(e)	The efficiency ratio is the quotient of non-interest expense divided by the sum of net interest income (on a tax equivalent basis) and non-interest income (excluding securities gains and losses). This ratio is commonly used by financial institutions as a measure of productivity.

REGIONS FINANCIAL CORPORATION & SUBSIDIARIES

HISTORICAL FINANCIAL SUMMARY — (Continued)

							Annual	Compound
							Change	Growth Rate
	2005	2004	2003	2002	2001	2000	2004-2005	2000-2005

	(average daily balances in thousands)
ASSETS
Earning assets:
Taxable securities	$11,660,508	$10,530,097	$8,713,805	$7,929,950	$7,357,832	$8,651,052	10.74%	6.15%
Tax-exempt securities	499,666	499,669	495,411	585,768	787,219	801,330	0.00	-9.01
Federal funds sold	615,222	631,844	629,896	573,050	556,843	88,361	-2.63	47.42
Loans, net of unearned income	58,002,167	44,667,472	31,455,173	30,871,093	30,946,736	30,130,808	29.85	14.00
Other earning assets	3,607,630	3,274,292	2,938,711	2,176,308	1,685,237	413,548	10.18	54.22

Total earning assets	74,385,193	59,603,374	44,232,996	42,136,169	41,333,867	40,085,099	24.80	13.16
Allowance for loan losses	(765,853)	(608,689)	(452,296)	(431,000)	(384,645)	(360,353)	25.82	16.27
Cash and due from banks	1,961,894	1,340,116	952,971	957,893	932,787	1,094,874	46.40	12.37
Other non-earning assets	9,515,233	6,503,347	3,742,721	3,476,810	2,773,123	2,069,717	46.31	35.68

Total assets	$85,096,467	$66,838,148	$48,476,392	$46,139,872	$44,655,132	$42,889,337	27.32%	14.69%

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest- bearing	$12,156,817	$8,656,768	$5,380,521	$4,933,496	$4,634,198	$4,561,900	40.43%	21.66%
Interest-bearing	47,556,078	36,358,511	26,727,931	26,419,974	26,401,047	27,279,092	30.80	11.76

Total deposits	59,712,895	45,015,279	32,108,452	31,353,470	31,035,245	31,840,992	32.65	13.40
Borrowed funds:
Short-term	5,517,577	6,245,334	5,316,272	4,448,043	4,132,264	4,408,689	-11.65	4.59
Long-term	7,175,075	6,519,193	5,493,097	5,156,481	4,793,657	3,069,465	10.06	18.51

Total borrowed funds	12,692,652	12,764,527	10,809,369	9,604,524	8,925,921	7,478,154	-0.56	11.16
Other liabilities	2,013,089	1,510,135	1,229,953	1,123,059	921,937	335,931	33.31	43.06

Total liabilities	74,418,636	59,289,941	44,147,774	42,081,053	40,883,103	39,655,077	25.52	13.42
Stockholders’ equity	10,677,831	7,548,207	4,328,618	4,058,819	3,772,029	3,234,260	41.46	26.98

Total liabilities and stockholders’ equity	$85,096,467	$66,838,148	$48,476,392	$46,139,872	$44,655,132	$42,889,337	27.32%	14.69%

(-)	2005 and 2004 average balances were impacted by the mid-year 2004 merger with Union Planters.

REGIONS FINANCIAL CORPORATION & SUBSIDIARIES

HISTORICAL FINANCIAL SUMMARY — (Continued)

							Annual	Compound
							Change	Growth Rate
	2005	2004	2003	2002	2001	2000	2004-2005	2000-2005

	(in thousands, except per share amounts)
YEAR-END BALANCES
Assets	$84,785,600	$84,106,438	$48,597,996	$47,938,840	$45,382,712	$43,688,293	0.81%	14.18%
Securities	11,979,274	12,616,589	9,087,804	8,994,600	7,847,159	8,994,171	-5.05	5.90
Loans, net of unearned income	58,404,913	57,526,954	32,184,323	30,985,774	30,885,348	31,376,463	1.53	13.23
Non-interest- bearing deposits	13,699,038	11,424,137	5,717,747	5,147,689	5,085,337	4,512,883	19.91	24.87
Interest-bearing deposits	46,679,329	47,242,886	27,014,788	27,778,512	26,462,986	27,509,608	-1.19	11.15

Total deposits	60,378,367	58,667,023	32,732,535	32,926,201	31,548,323	32,022,491	2.92	13.52
Long-term debt	6,971,680	7,239,585	5,711,752	5,386,109	4,747,674	4,478,027	-3.70	9.26
Stockholders’ equity	10,614,283	10,749,457	4,452,115	4,178,422	4,035,765	3,457,944	-1.26	25.15
Stockholders’ equity per share	$23.26	$23.06	$16.25	$15.29	$14.21	$12.74	0.87%	12.79%
Market price per share of common stock	$34.16	$35.59	$30.13	$27.02	$24.25	$22.12	-4.02%	9.08%

Notes to Historical Financial Summary:

(-)	Non-accruing loans, of an immaterial amount, are included in earning assets. No adjustment has been made for these loans in the calculation of yields.

(-)	Yields are computed on a taxable equivalent basis, net of interest disallowance, using marginal federal income tax rates of 35% for 2005-2000.

(-)	Prior period share and per share amounts have been adjusted to reflect the exchange of Regions common stock in connection with the Union Planters transaction. See Note 18 “Business Combinations” to the consolidated financial statements.

(-)	This summary should be read in conjunction with the related consolidated financial statements and notes thereto under Item 8 on pages 61 to 108 of this Annual Report on Form 10-K.

Item 7.	Management’s Discussion And Analysis of Financial Condition and Results of Operation

Introduction

General

      The following discussion and financial information is presented to aid in understanding Regions Financial Corporation’s (“Regions” or the “Company”) financial position and results of operations. The emphasis of this discussion will be on the years 2003, 2004 and 2005; in addition, financial information for prior years will also be presented when appropriate. Certain amounts in prior year financial statements have been reclassified to conform to the current year presentation.

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

      Regions’ primary business is providing traditional commercial and retail banking services to customers throughout its geographic footprint. Regions’ banking subsidiary, Regions Bank, has operations in Alabama, Arkansas, Florida, Georgia, Illinois, Indiana, Iowa, Kentucky, Louisiana, Mississippi, Missouri, North Carolina, South Carolina, Tennessee, Texas and Virginia. In 2005, Regions’ banking operations, excluding trust activities, contributed approximately $789.0 million to consolidated net income.

      In addition to providing traditional commercial and retail banking services, Regions provides other financial services in the fields of investment banking, asset management, trust, mutual funds, securities brokerage, mortgage banking, insurance, commercial accounts receivable factoring and other specialty financing. Regions provides investment banking and brokerage services through 281 offices of Morgan Keegan & Company, Inc. (“Morgan Keegan”). Morgan Keegan contributed approximately $101.7 million to net income in 2005, including trust activities. Regions’ mortgage banking operations, Regions Mortgage and EquiFirst Corporation (“EquiFirst”), provide residential mortgage loan origination and servicing activities for customers and contributed approximately $76.0 million to net income in 2005. Regions Mortgage serviced approximately $37.2 billion in mortgage loans as of December 31, 2005. Regions provides full-line insurance brokerage services primarily through Rebsamen Insurance, Inc., one of the 50 largest insurance brokers in the country. Credit life insurance services for customers are provided through other Regions’ affiliates. Insurance activities contributed approximately $15.8 million to net income in 2005.

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

      Economic conditions, competition and the monetary and fiscal policies of the Federal government in general, significantly affect financial institutions, including Regions. Lending and deposit activities and fee income generation are influenced by the level of business spending and investment, consumer income, spending and savings, capital market activities, competition among financial institutions, customer preferences, interest rate conditions and prevailing market rates on competing products in Regions’ primary market areas.

      Regions’ business strategy has been and continues to be focused on providing a competitive mix of products and services, delivering quality customer service and maintaining a branch distribution network with offices in convenient locations.

      The Company’s principal market areas are located in the states of Alabama, Arkansas, Florida, Georgia, Illinois, Indiana, Iowa, Kentucky, Louisiana, Mississippi, Missouri, North Carolina, South Carolina, Tennessee, Texas and Virginia. Morgan Keegan also operates offices in Massachusetts and New York.

2005 Highlights

      Regions’ most significant accomplishment in 2005 was the successful three-phase conversion of more than 700 Union Planters bank branches to Regions’ banking systems. The integration of systems was accomplished ahead of the original schedule and resulted in minimal negative impact to Regions customers. The integration is expected to result in improved returns through increased operational efficiencies and strengthened customer relationships.

      Regions reported net income available to common shareholders of $2.15 per diluted share in 2005, including a reduction of $.24 per diluted share related to $115.4 million (net of tax) in merger and storm-related expenses. Net income available to common shareholders was $2.19 per diluted share in 2004.

      Net interest income for 2005 was $2.8 billion, compared to $2.1 billion in 2004. The net interest margin for 2005 was 3.91%, up from 3.66% in 2004. The increase in the net interest margin was due primarily to favorable balance sheet positioning in a rising interest rate environment during 2005; Regions, being in a slightly asset sensitive balance sheet position, benefited from rising interest rates during 2005, as increases in asset yields outpaced increases in interest-bearing liability costs. Additionally, a shift in the mix of earning assets and interest bearing liabilities benefited the Company. Loans, typically Regions’ highest yielding asset, increased slightly as a percentage of total earning assets. Low cost core deposits comprised a larger percentage of interest-bearing liabilities, resulting from marketing campaigns targeting such products, as well as an influx of low-cost deposits during the last two quarters of 2005 in Hurricane Katrina-impacted areas. As of December 31, 2005, interest rate sensitivity analysis indicated Regions’ balance sheet remains in a slightly asset sensitive position.

      Net charge-offs totaled $136.2 million, or 0.23%, of average loans in 2005, compared to 0.29% in 2004. Non-performing assets decreased $45.4 million to $406.9 million at December 31, 2005.

      Non-interest income (excluding security gains/losses) totaled 39% of total revenue (tax-equivalent basis) in 2005, as Regions continued to benefit from a diversified revenue steam. Brokerage and investment banking revenues increased in 2005, attributable to strong private client, equity capital markets, and investment advisory income streams during the year. Service charges on deposit accounts increased significantly in 2005, due primarily to deposit accounts added from the Union Planters merger. Residential mortgage servicing and origination fees were higher in 2005, due to business activity added in connection with the Union Planters merger, as well as a relatively low interest rate environment.

      Non-interest expense totaled $3.0 billion in 2005 compared to $2.5 billion in 2004. Included in non-interest expense in 2005 are merger and storm-related charges of $176.8 million. Regions incurred merger-related expenses throughout the merger integration process incident to the Regions and Union Planters merger. Through the integration of Regions and Union Planters, Regions expects continued realization of efficiencies in the banking unit, as well as other lines of business. Regions realized $135 million in cumulative cost savings in 2005 in connection with the merger. Regions intends to continue to invest in many areas of the franchise, including personnel, technology and product delivery channels to increase revenue and improve efficiencies while continuing to provide superior customer service.

      On August 29, 2005, Hurricane Katrina struck the Gulf Coast as a powerful Category 3 hurricane, causing significant flood and wind damage and loss of life, property, power, and income along the coastal areas of Louisiana (including New Orleans), Mississippi, and Alabama. At December 31, 2005, only 11 of the 190 Regions’ branches affected by Hurricane Katrina remained closed due to the damage sustained from the hurricane and subsequent flooding. As of December 31, 2005, Regions had approximately $1.2 billion in outstanding loans in the most significantly impacted areas. As a result of this disaster, Regions expects some continued impact to certain revenue streams due to business interruptions caused by this disaster. In addition, incremental costs are expected to be incurred related to the disaster, a significant portion of which is expected to be covered by insurance.

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

Allowance for Loan Losses

      Management’s determination of the adequacy of the allowance for loan losses, which is based on the factors and risk identification procedures discussed in the following pages, requires the use of judgments and estimates that may change in the future. Changes in the factors used by management to determine the adequacy of the allowance, or the availability of new information, could cause the allowance for loan losses to be increased or decreased in future periods. For example, management has used judgments and estimates in its determination of the adequacy of the allowance for loan losses related to the impact of Hurricane Katrina. The availability of additional or different information affecting customers in the Katrina-impacted areas could cause the allowance for loan losses to be increased or decreased in future periods. In addition, bank regulatory agencies, as part of their examination process, may require that additions be made to the allowance for loan losses based on their judgments and estimates.

Intangible Assets

      Regions’ intangible assets consist primarily of excess of cost over the fair value of net assets of acquired businesses (excess purchase price), other identifiable intangible assets (primarily core deposit intangibles) and amounts capitalized for the right to service mortgage loans.

      Regions’ excess purchase price is tested for impairment annually, or more often if events or circumstances indicate impairment may exist. Adverse changes in the economic environment, operations of acquired business units, or other factors could result in a decline in implied fair value of excess purchase price. If the implied fair value is less than the carrying amount, a loss would be recognized to reduce the carrying amount to implied fair value.

      Other identifiable intangible assets, primarily core deposit intangibles, are reviewed at least annually for events or circumstances which could impact the recoverability of the intangible asset, such as loss of core deposits, increased competition or adverse changes in the economy. To the extent an other identifiable intangible asset is deemed unrecoverable, an impairment loss would be recorded to reduce the carrying amount to the fair value.

      For purposes of evaluating mortgage servicing impairment, Regions must estimate the value of its mortgage servicing rights (“MSR”). MSR do not trade in an active market with readily observable market prices. Although sales of MSR do occur, the exact terms and conditions of sales may not be readily available. As a result, Regions stratifies its mortgage servicing portfolio on the basis of certain risk characteristics, including loan type and contractual note rate, and values its MSR using discounted cash flow modeling techniques, which require management to make estimates regarding future net servicing cash flows, taking into consideration historical and forecasted mortgage loan prepayment rates and discount rates. Changes in interest rates, prepayment speeds or other factors could result in impairment of the servicing asset and a charge against earnings to reduce the recorded carrying amount. Based on a hypothetical sensitivity analysis, Regions estimates that a reduction in the primary mortgage market rates of 25 basis points and 50 basis points would reduce the December 31, 2005 fair value of MSR by 8% ($30 million) and 15% ($60 million), respectively.

Income Taxes

      Management’s determination of the realization of the deferred tax asset is based upon management’s judgment of various future events and uncertainties, including the timing and amount of future income earned by certain subsidiaries and the implementation of various tax plans to maximize realization of the deferred tax asset. Management believes that the subsidiaries will generate sufficient operating earnings to realize the deferred tax benefits. Regions’ 1998 to 2004 consolidated federal income tax returns are open for examination. From time to time Regions engages in business plans that may also have an effect on its tax liabilities. While Regions has obtained the opinion of advisors that the tax aspects of these plans should prevail, examination of Regions’ income tax returns or changes in tax law may impact these plans and resulting provisions for income taxes. For example, as a result of normal examinations of Regions’ income tax returns, Regions has received notices of proposed adjustments relating to taxes due for certain years. Regions believes that adequate provisions for income taxes have been recorded and intends to vigorously contest the proposed adjustments. To the extent, however, that final resolution of the proposed adjustments results in significantly different conclusions from Regions’ current assessment of the proposed adjustments, Regions’ effective tax rate in any given financial reporting period may be materially different from its current effective tax rate.

Acquisitions

      The acquisitions of banks and other financial service companies historically have contributed significantly to Regions’ growth. The acquisitions of other financial service companies have also allowed Regions to better diversify its revenue stream and to offer additional products and services to its customers. Regions, from time to time, evaluates potential bank and non-bank acquisition candidates; however, no transactions were pending at December 31, 2005.

      During 2005, Regions completed acquisitions of an oil and gas valuation and brokerage entity, as well as various insurance production activities. Regions paid approximately $7.2 million in cash and recorded $5.6 million in identifiable intangible assets, as well as $1.5 million of excess purchase price, related to these acquisitions.

      On July 1, 2004, Regions completed its merger with Union Planters, headquartered in Memphis, Tennessee. Union Planters provided traditional commercial and retail banking services and other financial services in the fields of mortgage banking, insurance, trust, securities brokerage and investments, professional employment services and specialty financing. The combination with Union Planters added $35.7 billion in assets, $22.3 billion in loans and $22.9 billion in deposits, and significantly expanded Regions geographic footprint as well as its customer base. Through the merger, Regions expanded its banking presence into new markets in Illinois, Indiana, Iowa, Kentucky, Mississippi and Missouri and strengthened its banking presence in existing markets in Alabama, Arkansas, Florida, Louisiana, Tennessee and Texas.

      Additionally in 2004, Regions acquired Evergreen Timber Investment Management (“ETIM”), adding approximately $20 million in assets. ETIM manages timber assets for third parties.

      In 2003, Regions consummated the purchase of three branches from Inter Savings Bank, FSB, which strengthened its community banking franchise in central Florida. These branches combined added $185 million in assets, $5 million in loans and $185 million in deposits.

Financial Condition

      Regions’ financial condition depends primarily on the quality and nature of its assets, liabilities and capital structure, market and economic conditions, and the quality of its personnel.

Loans and Allowance for Loan Losses

Loan Portfolio

      Regions’ primary investment is loans. At December 31, 2005, loans represented 79% of Regions’ earning assets.

      Lending at Regions is generally organized along three functional lines: commercial loans (including financial and agricultural), real estate loans and consumer loans. The composition of the portfolio by these major categories is presented below (with real estate loans further broken down between construction and mortgage loans):

	December 31,

	2005	2004	2003	2002	2001

	(in thousands, net of unearned income)
Commercial	$14,728,006	$15,028,015	$9,754,588	$10,667,855	$9,727,204
Real estate — construction	7,362,219	5,472,463	3,484,767	3,604,116	3,664,677
Real estate — mortgage	27,034,924	27,639,913	12,977,549	11,039,552	11,309,126
Consumer	9,279,764	9,386,563	5,967,419	5,674,251	6,184,341

Total	$58,404,913	$57,526,954	$32,184,323	$30,985,774	$30,885,348

      As the above table demonstrates, over the last five years loans increased a total of $27.5 billion, a compound growth rate of 17%. In 2002, total loans increased $100 million, primarily due to growth in the commercial portfolio and partially offset by the reclassification of $1.1 billion of indirect auto loans to the loans held for sale category on September 30, 2002. Excluding the effect of the reclassification, total loans would have increased $1.2 billion, or 4%, in 2002. Loans increased $1.2 billion, or 4%, in 2003, due primarily to growth in the real estate portfolio partially offset by a decline in the commercial portfolio. Loans increased significantly in 2004 due to $22.3 billion of loans which were added by the Union Planters merger, $430 million of indirect auto loans reclassified to the loan portfolio from the loans held for sale category and internally generated loan growth. Excluding loans added from the merger and reclassification, loans increased 8% in 2004. Loans increased $878 million, or 2%, in 2005, due primarily to growth in the real estate construction portfolio, partially offset by declines in other loan categories.

      All major categories in the loan portfolio have increased significantly over the last five years due primarily to the merger with Union Planters during 2004. Over the last five years, commercial, financial and agricultural loans increased $5.0 billion, or 51%. Real estate construction loans increased $3.7 billion, or 101%, over the same period. Real estate mortgage loans increased $15.7 billion, or 139%, and consumer loans increased $3.1 billion, or 50%, over the last five years.

      In 2005, as economic conditions remained relatively steady, loan growth was generated in the real estate construction category, while other categories experienced slight declines. Average total loans were $31.5 billion in 2003, compared to $44.7 billion in 2004 and $58.0 billion in 2005. The modest internal loan growth trend experienced is the result of reduced loan demand attributable to slowing real estate market conditions, significant prepayments of mortgage loans, and management initiatives to focus on higher margin loans and increase diversification of the portfolio, combined with the reclassification of indirect auto loans in 2002. Regions anticipates modest overall loan growth in 2006.

      Regions’ residential real estate mortgage loans originated from the mortgage divisions totaled $8.9 billion at December 31, 2005, an increase of approximately $200 million from a year earlier. Included in these loans are approximately $5.7 billion of adjustable rate mortgages (“ARM”) and $3.2 billion of fixed rate mortgages at year end.

      The fixed rate residential mortgage portfolio’s weighted average coupon declined to 5.86% from 5.90% the previous year, while the weighted average remaining maturity increased slightly to 177 months from 170 months for 2005 and 2004, respectively. The residential ARM portfolio exhibited a yield increase with rates averaging 5.65% in 2005, compared to 5.37% a year earlier. At December 31, 2005, the weighted average months to reprice was 33, down from 35 months at year-end 2004.

      The amounts of total gross loans (excluding residential mortgages and consumer loans) outstanding at December 31, 2005, based on remaining scheduled repayments of principal, due in (1) one year or less, (2) more than one year but less than five years and (3) more than five years, are shown in the following table. The amounts due after one year are classified according to sensitivity to changes in interest rates.

	Loans Maturing

	Within	After One But	After
	One Year	Within Five Years	Five Years	Total

	(in thousands)
Commercial, financial and agricultural	$7,461,448	$5,596,959	$1,829,041	$14,887,448
Real estate — construction	4,567,540	2,425,955	383,255	7,376,750
Real estate — mortgage	3,509,002	6,900,551	2,596,522	13,006,075

Total	$15,537,990	$14,923,465	$4,808,818	$35,270,273

	Sensitivity of Loans to
	Changes in Interest Rates

	Predetermined	Variable
	Rate	Rate

	(in thousands)
Due after one year but within five years	$4,753,581	$10,169,884
Due after five years	1,976,710	2,832,108

Total	$6,730,291	$13,001,992

      A sound credit policy and careful, consistent credit review are vital to a successful lending program. All affiliates of Regions operate under written loan policies that attempt to maintain a consistent lending philosophy, provide sound traditional credit decisions, provide an adequate risk-adjusted return and render service to the communities in which the bank branches are located. Regions’ lending policy generally confines loans to local customers or to national firms doing business locally. Credit reviews and loan examinations help confirm that affiliates are adhering to these loan policies.

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

      Regions’ provision for loan losses is a reflection of management’s judgment as to the adequacy of the allowance for loan losses. Some of the factors considered by management in determining the amount of the provision and resulting allowance include: (1) detailed reviews of individual loans; (2) gross and net loan charge-offs in the current year; (3) the current level of the allowance in relation to total loans and to historical loss levels; (4) past due and non-accruing loans; (5) collateral values of properties securing loans; (6) the composition of the loan portfolio (types of loans) and risk profiles; and (7) management’s analysis of economic conditions and the resulting impact on Regions’ loan portfolio.

      A coordinated effort is undertaken to identify credit losses in the loan portfolio for management purposes and to establish the loan loss provision and resulting allowance for accounting purposes. A regular, formal and ongoing loan review is conducted to identify loans with unusual risks or possible losses. Credit administration and internal audit are jointly responsible for this review, which tests the accuracy of loan gradings assigned at the individual banking offices, reviews significant portfolio segments for early identification of problems or potential problems, and tests for compliance with laws, regulations, and internal policies and procedures. This process provides information that helps in assessing the quality of the portfolio, assists in the prompt identification of problems and potential problems, and aids in deciding if a loan represents a probable loss that should be recognized or a risk for which an allowance should be maintained.

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

      Although it is Regions’ policy to immediately charge off as a loss all loan amounts judged to be uncollectible, historical experience indicates that certain losses exist in the loan portfolio that have not been specifically identified. To anticipate and provide for these inherent losses, the allowance for loan losses is established by charging the provision for loan losses expense against current earnings. No portion of the resulting allowance is in any way allocated or restricted to any individual loan or group of loans. The entire allowance is available to absorb losses from any and all loans.

      Regions determines its allowance for loan losses in accordance with Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan — an Amendment of FASB Statements No. 5 and 15” and Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies.” In determining the amount of the allowance for loan losses, management uses information from its ongoing loan review process to stratify the loan portfolio into loan pools with common risk characteristics. The higher-risk-graded loans in the portfolio are assigned estimated amounts of loss based on several factors, including current and historical loss experience of each higher-risk category, regulatory guidelines for losses in each higher-risk category, and management’s judgment of economic conditions and the resulting impact on the higher-risk-graded loans. All loans deemed to be impaired, which include all non-accrual loans greater than $1 million, excluding loans to individuals, are evaluated individually. Impaired loans totaled approximately $64 million at December 31, 2005 and $95 million at December 31, 2004. The vast majority of Regions’ impaired loans are dependent upon collateral for repayment. For these loans, impairment is measured by evaluating collateral value as compared to the current investment in the loan. For all other loans, Regions compares the amount of estimated discounted cash flows to the investment in the loan. In the event a particular loan’s collateral value or discounted cash flows are not sufficient to support the collection of the investment in the loan, the loan is specifically considered in the determination of the allowance for loan losses or a charge is immediately taken against the allowance for loan losses. The amount of the allowance for loan losses related to the higher-risk loans was approximately 47% at December 31, 2005, compared to approximately 55% at December 31, 2004. Higher-risk loans, which include impaired loans, consist of loans classified as OLEM (other loans especially mentioned) and below and loans in other loan categories that are significantly past due.

      In addition to establishing allowance levels for specifically identified higher risk-graded loans, management determines allowance levels for all other loans in the portfolio for which historical experience indicates that losses exist. These loans are categorized by loan type and assigned estimated amounts of loss based on several factors, including current and historical loss experience of each loan type and management’s judgment of economic conditions and the resulting impact on each category of loans. The amount of the allowance for loan losses related to all other loans in the portfolio for which historical experience indicates that losses exist was approximately 53% of Regions’ allowance for loan losses at December 31, 2005, compared to approximately 45% at December 31, 2004. The amount of the allowance related to these loans is combined with the amount of the allowance related to the higher risk-graded loans to evaluate the overall level of the allowance for loan losses.

      In August of 2005, Hurricane Katrina struck the Gulf Coast (mainly impacting Louisiana, Mississippi and Alabama) as a Category 3 hurricane, causing significant flood and wind damage and loss of life, property, power, and income. Regions had approximately $1.2 billion in loans ($473 million in commercial real estate loans, $299 million in commercial and industrial loans, $186 million in consumer loans, and $198 million in mortgage loans) in the most significantly impacted areas at December 31, 2005. Approximately 50% of the consumer loans are home equity lines of credit. As part of its ongoing evaluation process at December 31, 2005, Regions has identified approximately $61 million in allowance for loan losses related to this portion of its loan portfolio. As of December 31, 2005, Regions had recognized approximately $972,000 in net loan charge-offs ($641,000 for commercial loans and $331,000 for retail and consumer loans) related to Hurricane Katrina.

      Management considers the current level of allowance for loan losses adequate to absorb probable losses on loans in the portfolio. Management’s determination of the adequacy of the allowance for loan losses, which is based on the factors and risk identification procedures previously discussed, requires the use of judgments and estimations that may change in the future. Changes in the factors used by management to determine the adequacy of the allowance or the availability of new information could cause the allowance for loan losses to be increased or decreased in future periods. The amount of the allowance for loan losses related to the Hurricane Katrina impacted portfolio may change in the future as additional or different information affecting customers in the Katrina-impacted areas is obtained. Changes in (1) risk assessments of individual loans in this area, (2) collateral values of properties securing loans in this area, (3) levels of past due and non-accruing loans in this area, (4) economic conditions in the Hurricane Katrina impacted area and (5) other factors, could result in changes in Regions’ allowance for loan losses in the future. In addition, bank regulatory agencies, as part of their examination process, may require that additions be made to the allowance for loan losses based on their judgments and estimates.

      Over the last five years, the year-end allowance for loan losses as a percentage of loans ranged from a low of 1.31% at December 31, 2004 to a high of 1.41% at December 31, 2003 and 2002. As of December 31, 2005, the allowance as a percentage of loans was 1.34%.

      The following table presents information on non-performing loans and real estate acquired in settlement of loans:

	December 31,

Non-Performing Assets	2005	2004	2003	2002	2001

	(dollar amounts in thousands)
Non-performing loans:
Loans accounted for on a non-accrual basis	$341,177	$388,379	$250,344	$226,470	$269,764
Loans whose terms have been renegotiated to provide a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower (exclusive of non-accrual loans and loans past due 90 days or more)	241	279	886	32,280	42,807

Total non-performing loans	$341,418	$388,658	$251,230	$258,750	$312,571
Real estate acquired in settlement of loans (“other real estate”)	65,459	63,598	52,195	59,606	40,872

Total non-performing assets	$406,877	$452,256	$303,425	$318,356	$353,443

Non-performing assets as a percentage of loans and other real estate	.70%	.92%	1.05%	1.15%	1.29%
Loans contractually past due 90 days or more as to principal or interest payments (exclusive of non-accrual loans)	$87,523	$74,777	$35,187	$38,499	$46,845

      The analysis of loan loss experience, as reflected in the following table, shows that net loan losses over the last five years ranged from a high of $136.2 million in 2005 to a low of $104.6 million in 2003. Net loan losses were $131.0 million in 2004, $111.8 million in 2002, and $126.8 million in 2001. Over the last five years, net loan losses averaged 0.31% of average loans and were 0.23% of average loans in 2005. In 2005, Regions experienced a lower charge-off percentage for commercial and consumer credits, while real estate net charge-offs as a percentage of average loans were flat in comparison to the prior year. Regions expects charge-offs to increase slightly in 2006, although additional charge-offs could be recognized as a result of higher defaults related to Hurricane Katrina or the hurricane season in 2006, fraud in connection with loans we originate or lower loan production as a result of rising interest rates.

      The following analysis presents a five-year history of the allowance for loan losses and loan loss data:

	December 31,

	2005		2004	2003		2002	2001

	(dollar amounts in thousands)
Allowance for loan losses:
Balance at beginning of year	$754,721		$454,057	$437,164		$419,167	$376,508
Loans charged off:
Commercial	119,737		105,855	89,250		83,562	95,584
Real estate	43,368		31,453	18,953		16,731	11,705
Consumer	48,625		51,064	36,666		56,010	61,760

Total	211,730		188,372	144,869		156,303	169,049
Recoveries:
Commercial	42,514		28,088	13,501		14,892	11,138
Real estate	8,669		6,673	5,798		5,031	5,027
Consumer	24,362		22,631	20,963		24,549	26,043

Total	75,545		57,392	40,262		44,472	42,208
Net loans charged off:
Commercial	77,223		77,767	75,749		68,670	84,446
Real estate	34,699		24,780	13,155		11,700	6,678
Consumer	24,263		28,433	15,703		31,461	35,717

Total	136,185		130,980	104,607		111,831	126,841
Allowance of acquired banks	-0	-	303,144	-0	-	2,328	4,098
Provision charged to expense	165,000		128,500	121,500		127,500	165,402

Balance at end of year	$783,536		$754,721	$454,057		$437,164	$419,167

Average loans outstanding:
Commercial	$14,957,525		$12,766,378	$10,647,432		$10,329,482	$9,567,538
Real estate	33,916,794		24,020,589	15,385,221		14,571,345	15,598,488
Consumer	9,127,848		7,880,505	5,422,520		5,970,266	5,780,710

Total	$58,002,167		$44,667,472	$31,455,173		$30,871,093	$30,946,736

Net charge-offs as percent of average loans outstanding:
Commercial	.52%		.61%	.71%		.66%	.88%
Real estate	.10		.10	.09		.08	.04
Consumer	.27		.36	.29		.53	.62
Total	.23%		.29%	.33%		.36%	.41%
Net charge-offs as percent of:
Provision for loan losses	82.5%		101.9%	86.1%		87.7%	76.7%
Allowance for loan losses	17.4		17.4	23.0		25.6	30.3
Allowance as percentage of loans, net of unearned income	1.34%		1.31%	1.41%		1.41%	1.36%
Provision for loan losses (net of tax effect) as percentage of net income	11.6%		11.0%	13.3%		14.7%	20.3%

Risk Characteristics of Loan Portfolio

      In order to assess the risk characteristics of the loan portfolio, it is appropriate to consider the economy of Regions’ primary banking markets as well as the three major categories of loans — commercial, real estate and consumer.

      Economy of Regions’ primary banking markets. The Alabama economy has experienced relatively stable growth over the last several years, including substantial growth in the information technology and biotechnology sectors within Birmingham and Huntsville. Industries important in the Alabama economy include vehicle and vehicle parts manufacturing and assembly, lumber and wood products, health care services and steel production. High technology and defense-related industries are important in the northern part of the state. Agriculture, particularly poultry, beef and cotton, are also important to the state’s economy.

      Tennessee’s economy is heavily influenced by automobile manufacturing, tourism, entertainment and recreation, health care and other service industries. With one out of four Tennesseans employed in service industries, the state’s economy is dependent on this sector.

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

      Florida has also experienced significant economic growth during the last several years. Tourism and space research are very important to the Florida economy, and military payrolls are significant in the panhandle area. Florida has experienced strong in-migration, contributing to strong construction activity, increasing real estate values, and a growing retirement-age population. Citrus fruit production is also important in the state.

      The Arkansas economy is supported in part by the forest products industry, due to the abundance of corporate-owned forests and public forest lands. In recent years, retail trade, transportation and steel production have become increasingly important to the state’s economy.

      Natural resources are very important to the Louisiana economy. Energy and petrochemical industries play a significant role in the economy. Shipping, shipbuilding, and other transportation equipment industries are strong in the state’s durable goods industries. Tourism, amusement and recreation, service, and health care industries are also important to the Louisiana economy. Cotton, rice and sugarcane are among Louisiana’s most important agricultural commodities, while Louisiana’s fishing industry is one of the largest in the nation. The coastal region of Louisiana was significantly impacted by Hurricane Katrina from both an infrastructure and economic perspective.

      The economy in the state of Texas has been among the strongest in the nation in recent years. In addition to oil, gas and agriculture, the Texas economy is supported by telecommunications, computer and technology research, and the health care industry.

      Manufacturing and agriculture primarily drive the Indiana economy. Steel, transportation equipment, and food products are the leading manufacturers in Indiana. Indiana’s production of corn and wheat support its livestock and meatpacking industries as well as its dairy industry.

      Missouri’s economy relies mainly on industry. Aerospace and transportation equipment production as well as printing and publishing are important to the economic growth. Missouri’s mining concerns are also vital to the economy. Missouri is a leading producer of coal, zinc and lead.

      The economy along the I-85 corridor in South Carolina is home to numerous multinational manufacturers, resulting in one of the highest per capita foreign investment areas in the nation. Auto manufacturing has become increasingly important in recent years in this area.

      The economy in Iowa is heavily influenced by agriculture. Iowa is one of the leaders in the production of corn and soybeans. In recent years, manufacturing has become increasingly important. Top products include farm machinery, tires and chemicals.

      The economy of Kentucky is primarily industrial, including manufacturing of electrical equipment, automobiles and food products. Tourism has become increasingly important in recent years. Kentucky is also a leading producer of coal.

      Timber products and agriculture continue to be important to the Mississippi economy, although tourism and entertainment have become important in recent years. Mississippi’s primary agricultural products include poultry, catfish and dairy. Mississippi’s coastal regions were significantly impacted by Hurricane Katrina, both from an infrastructure and economic perspective.

      The North Carolina economy is diversified with manufacturing, agriculture, financial services and textiles as its primary industries. North Carolina has experienced population growth well in excess of the national average in recent years. The economy is further supported by three state universities, which provide stable employment and serve as research centers in the area.

      The Illinois economy is diversified with manufacturing, mining, textiles and agriculture. Illinois’ manufactured products include food products, fabricated and primary metal products, chemicals and published materials. Illinois ranks high among the states in the production of coal as well as corn, soybeans, hay and wheat.

      Virginia’s economy is primarily industrial, including manufacturing of transportation and electrical equipment, food processing, textiles, and lumber and wood production. Agriculture remains an important industry within the state, especially production of tobacco, tomatoes, and apples. Virginia is also one of the top ten coal producers in the United States.

      The economies in the markets served by Regions continue to be among the best in the nation. General economic conditions deteriorated throughout the nation in 2001 and did not show significant recovery in 2002. In 2003, various sectors of the economy reported growth, while others continued the slow growth trends of 2002. Generally, economic conditions continued to improve during 2004. Overall economic conditions were generally steady during 2005, despite pressures from rising oil prices and the impact of Hurricanes Katrina and Rita on the Gulf Coast. These factors were offset by the continued relatively low interest rate environment, resulting in strong consumer spending, construction, and productivity growth.

      Commercial. Regions’ commercial loan portfolio is highly diversified within the markets it serves. Geographically, the largest concentration is the 18% of the commercial loan portfolio in Alabama followed by Georgia with 16%, Tennessee with 13%, Florida with 12%, and Arkansas with 9%. Commercial loans in Louisiana account for 7% of the portfolio, followed by Texas and Indiana with 5% each, Missouri with 4%, Illinois and Mississippi with 3% each, South Carolina with 2%, and Iowa, Kentucky and North Carolina with 1% each. A small portion of these loans is secured by properties outside Regions’ banking market areas.

      Included in the commercial loan classification are approximately $1.8 billion of syndicated loans. Syndicated loans are typically made to national companies and are originated through an agent bank. Regions’ syndicated loans are primarily to national companies with operations in Regions’ banking footprint.

      From 2001 to 2005, net commercial loan losses as a percent of average commercial loans outstanding ranged from a low of 0.52% in 2005 to a high of 0.88% in 2001. Commercial loan losses in 2005 totaled $77.2 million, or 0.52% of average commercial loans compared to 0.61% in 2004. The lower percentage of commercial loan losses in 2005 compared to 2004 resulted primarily from continued positive economic conditions. Future losses are a function of many variables, of which general economic conditions are the most important. Assuming moderate to slow economic growth during 2006 in Regions’ market areas and immaterial impact on Regions’ commercial loan portfolio from Hurricane Katrina, commercial loan losses in 2006 are expected to approximate 2005 levels. However, commercial loan losses may be higher than expected in 2006 as a result of slower than expected economic growth, unexpected losses from the hurricane season, and our inability to properly assess the credit of borrowers and underlying collateral value due to a number of factors, including environmental and other hazard factors.

      Real Estate. Regions’ real estate loan portfolio consists of construction and land development loans, loans to businesses for long-term financing of land and buildings, loans on one-to four-family residential properties, loans to mortgage banking companies (which are secured primarily by loans on one- to four-family residential properties and are known as warehoused mortgage loans) and various other loans secured by real estate.

      Real estate construction loans increased $1.9 billion in 2005 to $7.4 billion, or 12.6% of Regions’ total loan portfolio. Over the last five years, real estate construction loans averaged 11.2% of Regions’ total loan portfolio. During 2002 and 2003, construction loan demand declined as the economy exhibited signs of weakness. In 2004, as the economic conditions improved, loan demand increased as new construction projects increased. During 2005, construction loan demand increased due to generally strong economic conditions. Most of the construction loans relate to shopping centers, apartment complexes, commercial buildings and residential property development. These loans are normally secured by land and buildings and are generally backed by commitments for long-term financing from other financial institutions. Real estate construction loans are closely monitored by management, since these loans are generally considered riskier than other types of loans and are particularly vulnerable in economic downturns and in periods of high interest rates. Regions generally requires higher levels of borrower equity investment in addition to other underwriting requirements for this type of lending as compared to other real estate lending. Regions has not been an active lender to real estate developers outside its market areas.

      The loans to businesses for long-term financing of land and buildings are primarily to commercial customers within Regions’ markets. Total loans secured by non-farm, non-residential properties totaled $12.8 billion at December 31, 2005. Although some risk is inherent in this type of lending, Regions attempts to minimize this risk by generally making a significant amount of loans of this type only on owner-occupied properties, and by requiring collateral values that exceed the loan amount, adequate cash flow to service the debt, and in most cases, the personal guarantees of principals of the borrowers.

      Regions also attempts to mitigate the risks of real estate lending by adhering to standard loan underwriting policies and by diversifying the portfolio both geographically within its market area and within industry groups.

      Loans on one-to four-family residential properties, which total approximately 52% of Regions’ real estate mortgage portfolio, are principally on single-family residences. These loans are geographically dispersed throughout Regions’ market areas, and some are guaranteed by government agencies or private mortgage insurers. Historically, this category of loans has not produced sizable loan losses; however, it is subject to some of the same risks as other real estate lending. Warehoused mortgage loans, since they are secured primarily by loans on one- to four-family residential properties, are similar to these loans in terms of risk.

      From 2001 to 2005, net losses on real estate loans as a percent of average real estate loans outstanding ranged from a high of 0.10% in 2004 and 2005, to a low of 0.04% in 2001. In 2005, real estate loan losses were relatively flat as compared to 2004. These losses depend, to a large degree, on the level of interest rates, economic conditions and collateral values, and thus, are very difficult to predict. Management expects 2006 net real estate loan losses to increase slightly above 2005 levels. Net losses on real estate loans in 2006 may be higher as a result of borrower defaults, risks associated with construction loans such as cost overruns, project completion risk, general contractor credit risk, environmental and other hazard risks and market risks associated with the sale of completed residential units.

      Consumer. Regions’ consumer loan portfolio consists of $3.5 billion in consumer loans and $5.8 billion in personal lines of credit (including home equity loans). Consumer loans are primarily borrowings of individuals for home improvements, automobiles and other personal and household purposes. Regions’ consumer loan portfolio included $335 million of indirect consumer auto loans at December 31, 2005, $656 million at December 31, 2004 and $10 million at December 31, 2003. Indirect consumer loans decreased significantly in 2005 due to run off of the existing portfolio and no new origination of this category of loans. Personal lines of credit increased $557.7 million in 2005 due to marketing and sales initiatives promoting home equity loans. During the past five years, the ratio of net consumer loan losses to average consumer loans ranged from a low of 0.27% in 2005 to a high of 0.62% in 2001. Consumer loan losses decreased in 2005 due to a continued relatively strong overall economic environment. Consumer loan losses are difficult to predict but historically have tended to increase during periods of economic weakness. Management expects net consumer loan losses in 2006 to increase slightly above 2005 levels.

Non-Performing Assets

      At December 31, 2005, non-accrual loans totaled $341.2 million, or 0.59% of average loans, compared to $388.4 million, or 0.68% of average loans, at December 31, 2004. The decrease in non-accrual loans at December 31, 2005, was primarily due to the disposition of a single large commercial credit. Commercial loans amounted to $93.7 million of the 2005 total, with real estate loans accounting for $228.3 million and consumer loans $19.2 million. Regions’ non-performing loan portfolio is composed primarily of a number of small to medium-sized loans that are diversified geographically throughout its franchise. The 25 largest non-accrual loans range from $1.0 million to $7.4 million. These loans are widely dispersed among a number of industries and are generally highly collateralized. Of the $341.2 million in non-accrual loans at December 31, 2005, approximately $153.5 million (45% of total non-accrual loans) are secured by single-family residences, which historically have had very low loss ratios.

      Other real estate totaled $65.5 million at December 31, 2005, $63.6 million at December 31, 2004, and $52.2 million at December 31, 2003. The increase in other real estate in 2004 compared to the prior year resulted primarily from parcels added in connection with the Union Planters transaction. Regions’ other real estate is composed primarily of a number of small to medium-size properties that are diversified geographically throughout its franchise. The 25 largest parcels of other real estate range in recorded value from $275,000 to $5.7 million, with only four parcels over $1 million. Other real estate is recorded at the lower of (1) the recorded investment in the loan or (2) fair value less the estimated cost to sell. Although Regions does not anticipate material loss upon disposition of other real estate, sustained periods of adverse economic conditions, substantial declines in real estate values in Regions’ markets, actions by bank regulatory agencies or other factors, could result in additional loss from other real estate.

      The amount of interest income recognized in 2005 on the $341.2 million of non-accruing loans outstanding at year-end was approximately $11.7 million. If these loans had been current in accordance with their original terms, approximately $36.7 million would have been recognized on these loans in 2005.

      Loans contractually past due 90 days or more were 0.15% of total loans at December 31, 2005, compared to 0.13% of total loans at December 31, 2004. Since December 31, 2004, loan delinquencies have increased, primarily related to increases in delinquencies in the consumer loan portfolio. Loans past due 90 days or more at December 31, 2005 consisted of $44.7 million in commercial and real estate loans and $42.8 million in consumer loans. Loans with temporary payment deferrals related to Hurricane Katrina are not categorized as past due 90 days or more at December 31, 2005; however, future periods may be impacted as payment deferrals expired in December 2005.

Funding Commitments

      In the normal course of business, Regions makes commitments under various terms to lend funds to its customers. These commitments include (among others) revolving credit agreements, term loan agreements and short-term borrowing arrangements, which are usually for working capital needs. Many of these commitments are expected to expire without being funded; therefore, total commitment amounts do not necessarily represent future liquidity requirements. Letters of credit are also issued, which under certain conditions could result in loans. See Note 13 “Commitments and Contingencies” to the consolidated financial statements for additional information. The following table shows the amount and duration of Regions’ funding commitments.

	Funding Due by Period

		Less than	Greater than
	Total	1 Year	1 Year

	(in thousands)
Funding commitments:
Home equity loan commitments	$4,535,190	$670,186	$3,865,004
Other loan commitments	15,267,228	4,423,111	10,844,117
Standby letters of credit	3,092,845	1,526,231	1,566,614
Commercial letters of credit	72,834	72,834	-0	-

      Loans by SIC Code

      The commercial, real estate and consumer loan portfolios are highly diversified in terms of industry concentrations. The following table shows the largest concentrations in terms of the customers’ Standard Industrial Classification Code at December 31, 2005 and 2004:

	2005			2004

		% of	% Non-		% of	% Non-
Standard Industrial Classification	Amount	Total	Accrual	Amount	Total	Accrual

	(dollar amounts in millions)
Individuals	$24,579.3	42.0%	0.7%	$24,452.3	42.3%	0.7%
Services:
Physicians	525.2	0.9	0.2	579.2	1.0	0.3
Business services	410.2	0.7	0.4	404.5	0.7	0.4
Religious organizations	907.4	1.5	0.4	805.8	1.4	0.3
Legal services	231.6	0.4	0.6	255.8	0.4	0.2
All other services	6,154.7	10.5	0.5	5,348.7	9.3	0.6

Total services	8,229.1	14.0	0.5	7,394.0	12.8	0.5
Manufacturing:
Electrical equipment	70.7	0.1	0.3	85.2	0.2	0.3
Food and kindred products	150.5	0.2	2.9	123.2	0.2	0.0
Rubber and plastic products	56.7	0.1	0.0	86.6	0.2	3.0
Lumber and wood products	269.1	0.5	3.0	286.4	0.5	4.3
Fabricated metal products	210.4	0.4	2.0	240.4	0.4	3.4
All other manufacturing	1,353.2	2.3	0.9	1,325.9	2.3	1.5

Total manufacturing	2,110.6	3.6	1.4	2,147.7	3.8	2.0
Wholesale trade	1,507.6	2.6	0.6	1,466.9	2.5	1.1
Finance, insurance and real estate:
Real estate	9,880.9	16.9	0.3	9,756.1	16.9	0.3
Banks and credit agencies	698.8	1.2	0.2	1,534.8	2.7	0.5
All other finance, insurance and real estate	1,087.2	1.8	0.5	1,190.2	2.1	0.3

Total finance, insurance and real estate	11,666.9	19.9	0.3	12,481.1	21.7	0.3
Construction:
Residential building construction	3,251.6	5.5	0.3	2,557.7	4.4	0.2
General contractors and builders	328.5	0.6	0.9	294.0	0.5	0.7
All other construction	926.3	1.6	1.0	925.7	1.6	0.9

Total construction	4,506.4	7.7	0.5	3,777.4	6.5	0.4
Retail trade:
Automobile dealers	791.4	1.3	0.3	781.0	1.3	0.3
All other retail trade	1,809.4	3.1	0.7	1,946.1	3.4	1.1

Total retail trade	2,600.8	4.4	0.6	2,727.1	4.7	0.8
Agriculture, forestry and fishing	1,324.3	2.3	1.2	1,365.5	2.4	1.7
Transportation, communication, electrical, gas and sanitary	1,403.6	2.4	0.3	1,312.0	2.3	1.8
Mining (including oil and gas extraction)	183.9	0.3	1.7	199.8	0.3	0.6
Public administration	157.8	0.3	0.0	249.6	0.4	0.8
Other	321.5	0.5	0.1	162.2	0.3	0.2

Total	$58,591.8	100.0%	0.6%	$57,735.6	100.0%	0.7%

Interest-Bearing Deposits In Other Banks

      Interest-bearing deposits in other banks are used primarily as temporary investments and generally have short-term maturities. This category of earning assets decreased from $115.0 million at December 31, 2004, to $92.1 million at December 31, 2005, as maturities were not reinvested in this earning asset category.

Securities

      The following table shows the carrying values of securities by category:

	2005		2004		2003

	(in thousands)
Securities held to maturity:
U.S. Treasury and Federal agency securities	$31,464		$31,152		$30,189
Obligations of states and political subdivisions	-0	-	-0	-	754

Total	$31,464		$31,152		$30,943

Securities available for sale:
U.S. Treasury and Federal agency securities	$3,384,709		$4,375,697		$2,568,163
Obligations of states and political subdivisions	447,195		569,060		451,594
Mortgage-backed securities	7,427,886		6,980,513		5,703,057
Other securities	108,163		179,374		101,825
Equity securities	579,857		480,793		232,222

Total	$11,947,810		$12,585,437		$9,056,861

      In 2005, total securities decreased $637 million, or 5%, due primarily to the government and agency securities sold during 2005 for balance sheet management purposes. Partially offsetting the decrease, mortgage-backed securities increased $447.4 million, as purchases of such securities were used to manage interest rate sensitivity.

      In 2004, total securities increased $3.5 billion, or 39%, due primarily to securities added through the Union Planters transaction. U.S. Treasury and Federal agency securities increased $1.8 billion due to the Union Planters acquisition, partially offset by sales of agency securities. Agency securities were sold in 2004 for balance sheet management purposes. Mortgage-backed securities increased $1.3 billion due to balances added in connection with the merger with Union Planters, partially offset by maturities as well as sales of mortgage-backed securities to manage interest rate sensitivity.

      Regions’ investment portfolio policy stresses quality and liquidity. At December 31, 2005, the average contractual maturity of U.S. Treasury and Federal agency securities and obligations of states and political subdivisions was 5.0 years and 6.7 years, respectively. The average contractual maturity of mortgage-backed securities was 16.0 years and the average expected maturity was 3.3 years. Other securities had an average contractual maturity of 12.9 years. Overall, the average maturity of the portfolio was 12.3 years using contractual maturities and 3.7 years using expected maturities. Expected maturities differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

      The estimated fair market value of Regions’ securities held to maturity portfolio at December 31, 2005, was $4.4 million below the amount carried on Regions’ books. Regions’ securities held to maturity at December 31, 2005 included gross unrealized losses of $4.4 million and no gross unrealized gains. Regions’ securities available for sale portfolio at December 31, 2005, included net unrealized losses of $139.6 million. Regions’ securities available for sale portfolio included gross unrealized gains of $42.9 million and gross unrealized losses of $182.5 million at December 31, 2005. Market values of these portfolios vary significantly as interest rates change. Management expects normal maturities from the securities portfolios to meet liquidity needs. Of Regions’ tax-free securities rated by Moody’s Investors Service, Inc., 99% are rated “A” or better. The portfolio is carefully monitored to assure no unreasonable concentration of securities in the obligations of a single debtor, and current credit reviews are conducted on each security holding.

      The following table shows the contractual maturities of securities (excluding equity securities) at December 31, 2005, the weighted average yields and the taxable equivalent adjustment used in calculating the yields:

	Securities Maturing

		After One	After Five
	Within	But Within	But Within	After
	One Year	Five Years	Ten Years	Ten Years	Total

	(dollar amounts in thousands)
Securities held to maturity:
U.S. Treasury and Federal agency securities	$7,849	$10,345	$7,321	$5,949	$31,464

Total	$7,849	$10,345	$7,321	$5,949	$31,464

Weighted average yield	4.08%	4.57%	4.64%	5.00%	4.54%
Securities available for sale:
U.S. Treasury and Federal agency securities	$496,173	$1,277,765	$1,608,304	$2,467	$3,384,709
Obligations of states and political subdivisions	20,383	125,977	231,420	69,415	447,195
Mortgage-backed securities	1,021	50,444	1,124,478	6,251,943	7,427,886
Other securities	9,959	40,898	33,005	24,301	108,163

Total	$527,536	$1,495,084	$2,997,207	$6,348,126	$11,367,953

Weighted average yield	2.93%	3.86%	4.83%	4.56%	4.47%
Taxable equivalent adjustment for calculation of yield	$714	$4,411	$8,103	$2,430	$15,658

Note:	The weighted average yields are calculated on the basis of the yield to maturity based on the book value of each security. Weighted average yields on tax-exempt obligations have been computed on a fully taxable equivalent basis using a tax rate of 35%. Yields on tax-exempt obligations have not been adjusted for the non-deductible portion of interest expense used to finance the purchase of tax-exempt obligations.

Trading Account Assets

      Trading account assets increased $63.4 million to $992.1 million at December 31, 2005. Trading account assets are held for the purpose of selling at a profit and are carried at market value.

      The following table shows the carrying value of trading account assets by type of security.

	December 31,

	2005	2004

	(in thousands)
Trading account assets:
U.S. Treasury and Federal agency securities	$598,222	$708,938
Obligations of states and political subdivisions	181,467	150,049
Other securities	212,393	69,689

Total	$992,082	$928,676

Loans Held for Sale

      Loans held for sale consisted of residential real estate mortgage loans in 2005; in the prior year, this category also included factored accounts receivables and asset-based loans. These loans totaled $1.5 billion at December 31, 2005, a decrease of $252 million compared to December 31, 2004. This decrease was due primarily to the sale of the factored accounts receivables and asset-based loans during 2005, as well as normal sales of mortgage loans during the year.

Margin Receivables

      Margin receivables totaled $527.3 million at December 31, 2005, and $477.8 million at December 31, 2004. Margin receivables represent funds advanced to brokerage customers for the purchase of securities that are secured by certain marketable securities held in the customer’s brokerage account. The risk of loss from these receivables is minimized by requiring that customers maintain marketable securities in the brokerage account which have a fair market value substantially in excess of the funds advanced to the customer.

Premises and Equipment

      Premises and equipment at December 31, 2005 increased by $33.2 million from the prior year. This increase resulted from the normal addition of premises and equipment related to new branches added during 2005, partially offset by a $21.5 million decrease in premises related to a second quarter 2005 transaction whereby Regions sold certain properties to a third party, but agreed to lease back a portion of these properties (see Note 10 “Borrowed Funds” and Note 12 “Leases” to the consolidated financial statements). In addition, Regions wrote off approximately $1.9 million of property destroyed by Hurricane Katrina during 2005.

Excess Purchase Price

      Excess purchase price at December 31, 2005 and December 31, 2004 totaled $5.0 billion. A significant portion of this amount is related to excess purchase price added in connection with the merger with Union Planters (see Note 18 “Business Combinations” to the consolidated financial statements).

Other Identifiable Intangible Assets

      Other identifiable intangible assets totaled $314.4 million at December 31, 2005, compared to $356.9 million at December 31, 2004. The decrease from 2004 is attributable to amortization of identifiable intangible assets. This category of assets consists primarily of core deposit intangibles added in connection with the Union Planters transaction.

Other Assets

      Other assets decreased $31.7 million compared to December 31, 2004. This decrease was primarily the result of decreases in investments in low-income housing partnerships, trading receivables due from customers, and derivative assets.

Liquidity

General

      Liquidity is an important factor in the financial condition of Regions and affects Regions’ ability to meet the borrowing needs and deposit withdrawal requirements of its customers. Assets, consisting principally of loans and securities, are funded by customer deposits, purchased funds, borrowed funds and stockholders’ equity.

      The securities portfolio is one of Regions’ primary sources of liquidity. Maturities of securities provide a constant flow of funds available for cash needs (see previous table on Securities Maturing). Maturities in the loan portfolio also provide a steady flow of funds (see previous table on Loans Maturing). At December 31, 2005, commercial loans, real estate construction loans and commercial mortgage loans with an aggregate balance of $15.5 billion, as well as securities of $535 million, were due to mature in one year or less. Additional funds are provided from payments on consumer loans and one- to four-family residential mortgage loans. Historically, Regions’ high levels of earnings have also contributed to cash flow. In addition, liquidity needs can be met by the purchase of funds in state and national money markets. Regions’ liquidity also continues to be enhanced by a relatively stable deposit base.

      The loan to deposit ratio was 96.73% at December 31, 2005, representing a decrease compared to 98.06% and 98.33% at December 31, 2004 and 2003, respectively. This decrease is the result of deposit growth exceeding loan growth in 2004 and 2005.

      As reflected in the consolidated statement of cash flows, operating activities provided significant levels of funds in 2005, 2004 and 2003, due primarily to high levels of net income. Investing activities were a net user of funds in 2005, primarily due to purchases of securities available for sale and loan growth, partially offset by proceeds from the sale and maturity of securities available for sale. Securities were sold in 2005 to manage interest rate sensitivity. Investing activities, primarily in loans and securities, were a net provider of funds in 2004 and a net user of funds in 2003. Loan growth in 2003 required a significant amount of funds for investing activities. Funds needed for investing activities in 2003 were provided primarily by deposits, purchased funds and borrowings.

      Financing activities were a net user of funds in 2005, as cash dividends and the purchase of treasury stock increased compared to 2004. Increased deposits provided funds in 2005 and 2004. In 2004, financing activities were a net user of funds as payments on long-term borrowings used funding, based on Regions’ decreased dependence on borrowed funds (excluding borrowings added in connection with acquisitions) as a funding source. In 2003, financing activities were a net user of funds as a result of declining deposit balances and increased payments on borrowed funds. Cash dividends and the open-market purchase of Regions’ common stock also required funds in 2004 and 2003.

      Regions’ financing arrangement with the Federal Home Loan Bank (“FHLB”) of Atlanta adds additional flexibility in managing its liquidity position. The maximum amount that could be borrowed from the FHLB under the current borrowing agreement is approximately $24.3 billion (see Note 10 “Borrowed Funds” to the consolidated financial statements). Additional investment in FHLB stock is required with each advance. The FHLB has been and is expected to continue to be a reliable and economical source of funding and can be used to fund debt maturities as well as other obligations. As of December 31, 2005, Regions’ borrowings from the FHLB totaled $1.9 billion.

      During the second quarter of 2005, Regions filed a universal shelf registration statement that allows the company to issue up to $2 billion of various debt and equity securities at market rates for future funding and liquidity needs. On August 3, 2005, Regions issued $750 million of senior debt notes ($400 million of 3-year floating rate notes and $350 million of 3-year fixed rate notes) under the above universal shelf registration statement.

      In addition, Regions’ bank subsidiary has the requisite agreements in place to issue and sell up to $5 billion of bank notes to institutional investors through placement agents. As of December 31, 2005, approximately $1 billion of bank notes were outstanding, including $400 million under a previous agreement and $600 million assumed through acquisitions. The issuance of additional bank notes could provide a significant source of liquidity and funding to meet future needs.

      Morgan Keegan maintains certain lines of credit with unaffiliated banks to manage liquidity in the ordinary course of business (see Note 10 “Borrowed Funds” to the consolidated financial statements).

      If Regions is unable to maintain or renew its financing arrangements, obtain funding in the capital markets on reasonable terms or experiences a decrease in earnings, it may be required to slow or reduce the growth of the assets on its balance sheet which may adversely impact its earnings.

          Ratings

      The table below reflects the most recent debt ratings of Regions Financial Corporation and Regions Bank by Standard & Poor’s Corporation, Moody’s Investors Service and Fitch IBCA:

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

      The trust that issued the trust preferred securities was deconsolidated on December 31, 2003, in connection with the implementation of Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). Upon deconsolidation, the junior subordinated notes that are owned by the trust were included in consolidated long-term borrowings. Payments made by the Company on the junior subordinated notes fully fund the payments made by the trust on the rated trust preferred securities. See Note 19 “Variable Interest Entities” for additional discussion on the deconsolidation of the trust.

Deposits

      Deposits are Regions’ primary source of funds, providing funding for 80% of average earning assets in 2005, 76% in 2004 and 73% in 2003. During the last five years, average total deposits increased at a compound annual rate of 18%. Deposit growth was significantly impacted by the merger with Union Planters in 2004. The Union Planters transaction added $22.9 billion of total deposits (contributing $11.5 billion of average deposits in 2004 due to the mid-year closing of the transaction and $11.4 billion for the full year impact in 2005).

      Regions acquired Union Planters on July 1, 2004; thus, average balances in 2004 reflected only six months of impact from the merger. Average balances in 2005, however, reflect the full year of impact on deposits added from the merger. The impact of deposits added in connection with the Union Planters merger is a primary factor in the discussion of variances between 2005 and prior years below.

      Total deposits added in connection with the Union Planters merger in 2004 are summarized in the following table.

(in thousands)

Non-interest-bearing	$5,373,199
Savings	1,484,900
Interest-bearing transaction accounts	3,383,281
Money market	5,863,360
Time deposits	6,798,524

Total	$22,903,264

      Average deposits increased $14.7 billion, or 33%, in 2005, $12.9 billion, or 40%, in 2004 and $755 million, or 2%, in 2003. Acquisitions contributed average deposit growth of approximately $11.4 billion in 2005, $11.5 billion in 2004 and $14.0 million in 2003. The $11.5 billion of deposits added through acquisitions in

2004, consisted of $2.7 billion of non-interest-bearing deposits and $8.8 billion of interest-bearing deposits and significantly impact comparisons with prior periods discussed in the remainder of this section.

      Regions competes with other banking and financial services companies for a share of the deposit market. Regions’ ability to compete in the deposit market depends heavily on how effectively the Company meets customers’ needs. Regions employs both traditional and non-traditional means to meet customers’ needs and enhance competitiveness. The traditional means include providing well-designed products, providing a high level of customer service, providing attractive pricing and expanding the traditional branch network to provide convenient branch locations for customers throughout the South, Midwest and Texas. Regions also employs non-traditional approaches to enhance its competitiveness. These include providing centralized, high quality telephone banking services and alternative product delivery channels such as internet banking. Regions’ success at competing for deposits is discussed below.

      Average non-interest-bearing deposits have increased at a compound growth rate of 35% since 2002. This category of deposits grew 40% in 2005, 61% in 2004, and 9% in 2003. Deposit growth in 2005 in this category was primarily attributable to an increase in free-checking deposit accounts, the full-year impact of deposits added in connection with the Union Planters merger (see above) and increases in deposits in areas affected by Hurricane Katrina. Non-interest-bearing deposits continue to be a significant funding source for Regions, accounting for approximately 20% of average total deposits in 2005, 19% in 2004 and 17% in 2003.

      Savings account balances have increased at a 27% compound growth rate since 2002. Average savings account balances increased 34% in 2005 and 53% in 2004, primarily resulting from the impact of accounts added in connection with the Union Planters acquisition. Balances declined slightly in 2003 as rates paid on these accounts were less attractive than other investment alternatives. Management expects savings accounts to continue to be a stable funding source, but does not expect significant growth, as these accounts may be less attractive than other investment alternatives for many investors. In 2005 and 2004, savings accounts comprised approximately 5% of average total deposits compared to 4% of average total deposits in 2003.

      Interest-bearing transaction accounts have increased at a 44% compound growth rate since 2002. Average interest-bearing transaction account balances decreased 2% in 2005, as investors chose other investment alternatives, compared to an increase of 31% in 2004 and 134% in 2003 as investors migrated toward more liquid assets given market conditions in those periods. Interest-bearing transaction accounts accounted for 5% of average total deposits in 2005 and 7% in 2004 and 2003.

      Money market savings accounts have increased at a compound annual rate of 21% since 2002. In 2005, the average balance for money market savings accounts increased 26% compared to 2004, due to the full year impact of money market accounts added in connection with the Union Planters merger, as well as customers seeking liquid deposit accounts with a more attractive rate of return. Money market savings accounts increased 42% in 2004, primarily due to acquisitions. In 2003, as Regions less aggressively priced money market savings products, average balances declined 2%. Money market savings products are one of Regions’ most significant funding sources, accounting for 32% of average total deposits in 2005, 34% of average total deposits in 2004 and 33% of average total deposits in 2003.

      The average balance of certificates of deposit of $100,000 or more accounts increased 63% in 2005, primarily due to customer preference for higher-rate deposits, competitive pricing on these deposit instruments, and full-year impact of accounts added in connection with the Union Planters acquisition in 2004. This category of deposits increased 53% in 2004, due primarily to the deposits added in connection with the Union Planters merger. Certificates of deposit of $100,000 or more increased 2% in 2003 due to less maturities of high cost certificates of deposits than in prior years. Certificates of deposit of $100,000 or more accounted for 13% of average total deposits in 2005, 11% in 2004, and 10% in 2003.

      The average balance of other interest-bearing deposits (certificates of deposit of less than $100,000 and time open accounts) increased 31% in 2005, due primarily to attractive rates and the full year impact of accounts added in connection with the Union Planters acquisition in 2004. In 2004, this category increased 22%, primarily due to acquisitions and internal growth in retail certificates of deposits based on more attractive market interest rates. In 2003, this category of deposits declined 8% as rates on these accounts were less attractive to investors and Regions reduced utilization of certain wholesale deposits as a funding source. This category of deposits continues to be one of Regions’ primary funding sources; it accounted for 25% of average total deposits in 2005 and 2004, and 29% of average total deposits in 2003.

      Lower-cost deposits, which include non-interest bearing demand deposits, interest-bearing transaction accounts, savings accounts and money market savings accounts, totaled 62% of average deposits in 2005, compared to 65% in 2004 and 61% in 2003. During 2005, customers migrated toward certificates of deposit due to the rising interest rate environment, resulting in a decrease in the percentage of low-cost deposits to average deposits. During 2004 and 2003, the percentage of low-cost deposits to average deposits increased, due to management initiatives to increase lower-cost deposit products as a source of funding, while reducing the company’s reliance on higher-cost deposit products such as certificates of deposit and wholesale deposit products.

      The sensitivity of Regions’ deposit rates to changes in market interest rates is reflected in Regions’ average interest rate paid on interest-bearing deposits. Market interest rates declined 25 basis points in 2003, increased 125 basis points in the latter half of 2004, and increased another 200 basis points during 2005. While Regions’ average interest rate paid on interest-bearing deposits follows these trends, a lag period exists between the change in market rates and the repricing of the deposits. The rate paid on interest-bearing deposits decreased from 1.61% in 2003 to 1.37% in 2004, but increased to 2.11% in 2005.

      A detail of interest-bearing deposit balances at December 31, 2005 and 2004, and the interest expense on these deposits for the three years ended December 31, 2005, is presented in Note 9 “Deposits” to the consolidated financial statements. The following table presents the average rates paid on deposits by category for the three years ended December 31, 2005:

	Average Rates Paid

	2005	2004	2003

Interest-bearing transaction accounts	1.84%	1.05%	0.95%
Savings accounts	0.27	0.22	0.27
Money market savings accounts	1.31	0.70	0.70
Certificates of deposit of $100,000 or more	3.18	2.14	2.54
Other interest-bearing deposits	2.99	2.23	2.71
Total interest-bearing deposits	2.11%	1.37%	1.61%

      The following table presents the details of interest-bearing deposits and maturities of the larger time deposits at December 31, 2005 and 2004:

	December 31,

	2005	2004

	(in thousands)
Interest-bearing deposits of less than $100,000	$38,879,777	$39,726,214
Time deposits of $100,000 or more, maturing in:
3 months or less	3,320,982	3,118,693
Over 3 through 6 months	1,177,480	1,235,081
Over 6 through 12 months	1,772,039	1,615,101
Over 12 months	1,529,051	1,547,797

	7,799,552	7,516,672

Total	$46,679,329	$47,242,886

      The following table presents the average amounts of deposits outstanding by category for the three years ended December 31, 2005:

	Average Amounts Outstanding

	2005	2004	2003

	(in thousands)
Non-interest-bearing demand deposits	$12,156,817	$8,656,768	$5,380,521
Interest-bearing transaction accounts	2,873,955	2,931,652	2,234,794
Savings accounts	2,926,512	2,176,025	1,425,306
Money market savings accounts	19,043,326	15,105,420	10,641,217
Certificates of deposit of $100,000 or more	8,049,384	4,952,292	3,232,152
Other interest-bearing deposits	14,662,901	11,193,122	9,194,462

Total interest-bearing deposits	47,556,078	36,358,511	26,727,931

Total deposits	$59,712,895	$45,015,279	$32,108,452

Borrowed Funds

      Regions’ short-term borrowings consist of federal funds purchased and security repurchase agreements, FHLB structured notes, due to brokerage customers, and other short-term borrowings.

      Federal funds purchased and security repurchase agreements are used to satisfy daily funding needs and, when advantageous, for rate arbitrage. Federal funds purchased and security repurchase agreements totaled $3.9 billion at December 31, 2005 and $4.7 billion at December 31, 2004. Balances in these accounts can fluctuate significantly on a day-to-day basis. The average daily balance of federal funds purchased and security repurchase agreements, net of federal funds sold and security reverse repurchase agreements, decreased $353 million in 2005 due to reduced reliance on purchased funds to support earning asset growth, and increased $1.3 billion in 2004 as this funding source was more widely used to support growth in earning assets.

      At December 31, 2005, no FHLB structured notes were outstanding, compared to $350 million of structured notes outstanding at both December 31, 2004 and 2003, due to the maturities of the notes during 2005 (see Note 10 “Borrowed Funds” to the consolidated financial statements). During 2003, Regions prepaid $350 million of these advances in addition to maturities of $150 million. Regions incurred a $11.5 million charge related to the prepayment in 2003 that is recorded in other non-interest expense (see Note 16 “Other Income and Expense” to the consolidated financial statements).

      Morgan Keegan maintains certain lines of credit with unaffiliated banks. As of December 31, 2005, $129.7 million was outstanding under these agreements with an average interest rate of 4.5%, compared to $56.4 million outstanding at December 31, 2004, with an average interest rate of 2.6%.

      Regions maintains a due to brokerage customer position through Morgan Keegan. This represents liquid funds in customers’ brokerage accounts. The due to brokerage customers totaled $547.7 million at December 31, 2005, with an interest rate of 1.7%, as compared to $457.7 million at December 31, 2004, with an interest rate of 0.7%.

      Regions holds cash as collateral for certain derivative and other transactions with customers and other third parties. Upon the expiration of these agreements, cash held as collateral will be remitted to the counter-party. As of December 31, 2005, these balances totaled $22.5 million with an interest rate of 4.1%, as compared to $75.8 million at December 31, 2004 with an interest rate of 2.0%.

      Other short-term borrowings decreased by $37.5 million from December 31, 2004, due primarily to a decrease in the short sale liability, which is frequently used by Morgan Keegan to offset other market risks undertaken in the normal course of business.

      Regions’ long-term borrowings consist primarily of subordinated notes, FHLB borrowings, senior notes and other long-term notes payable.

      As of December 31, 2005, Regions had subordinated notes of $2.1 billion, compared to $2.2 billion at December 31, 2004. The merger with Union Planters added $1.0 billion in subordinated notes in 2004. Regions subordinated notes consist of five issues with interest rates ranging from 6.375% to 7.75%. A schedule of maturities is included in the table at the end of this section.

      During 2005 and 2004, Regions utilized FHLB structured notes with original call periods in excess of one year. These structured notes have various stated maturities but are callable, at the option of the FHLB, between one and two years. As of December 31, 2005 and 2004, $1.0 billion and $1.8 billion of long-term Federal Home Loan Bank advances were outstanding, respectively. In 2005, Regions prepaid $600 million of these borrowings, and as a result incurred a $10.9 million charge, which is recorded in other non-interest expense (see Note 16 “Other Income and Expense” to the consolidated financial statements). In 2004, Regions prepaid $1.1 billion of these notes and as a result, incurred a $39.6 million charge which was recorded in other non-interest expense.

      Federal Home Loan Bank long-term advances totaled $837 million at December 31, 2005, a decrease of $109 million compared to 2004, due to maturities during 2005. Regions utilized this source of funding due to favorable interest rates and terms during 2004, but utilized more advantageous alternate sources of funding during 2005. Membership in the Federal Home Loan Bank system provides access to an additional source of lower-cost funds.

      Regions issued $288 million of trust preferred securities in February 2001. These securities, which qualify as Tier 1 capital, have an interest rate of 8.00% and a 30-year term, but are callable after five years. In addition, Regions assumed $4 million of trust preferred securities in connection with a 2001 acquisition. Effective December 31, 2003, all trust preferred securities were deconsolidated in accordance with FIN 46 (see Note 19 “Variable Interest Entities” to the consolidated financial statements).

      As a result of the deconsolidation of trust preferred securities, effective December 31, 2003, Regions began reporting $301 million of junior subordinated notes. These junior subordinated notes are issued by Regions to a subsidiary business trust, which issued the trust preferred securities discussed previously (see Note 19 “Variable Interest Entities” to the consolidated financial statements). In connection with the acquisition of Union Planters, Regions assumed $224.3 million of 8.2% junior subordinated notes which were issued to subsidiary business trusts. Subsequent to December 31, 2005, the $288 million of Regions trust preferred securities were called and related junior subordinated notes were extinguished. In the first quarter of 2006, Regions recorded a pre-tax charge of approximately $7.7 million in connection with the exercise of the call option and early extinguishment of debt.

      Senior debt and bank notes totaled $2.2 billion at December 31, 2005, compared to $1.5 billion at December 31, 2004. The increase is related to $350 million of 3-year fixed rate and $400 million of 3-year floating rate senior notes issued during 2005.

      Other long-term borrowings consist of redeemable trust preferred securities, notes issued to former stockholders of acquired banks, notes for equipment financing, mark-to-market adjustments related to hedged debt items, and miscellaneous notes payable.

      The following table shows the amount and maturity of Regions’ long term borrowed funds as of December 31, 2005.

	Payments Due by Period

												2011 &
	Total	2006		2007		2008		2009		2010		beyond

	(in thousands)
Obligations:
Subordinated notes	$2,070,935	$-0	-	$-0	-	$-0	-	$-0	-	$-0	-	$2,070,935
Junior subordinated notes	524,143	287,500		-0	-	-0	-	-0	-	-0	-	236,643
Federal Home Loan Bank borrowings	1,872,300	350,622		251,041		66,514		1,062,627		129,805		11,691
Senior debt and bank notes	2,246,851	400,000		-0	-	750,000		-0	-	486,668		610,183
Other long-term obligations	257,451	6,655		7,149		7,819		7,600		39,237		188,991

Total	$6,971,680	$1,044,777		$258,190		$824,333		$1,070,227		$655,710		$3,118,443

Stockholders’ Equity

      Over the past three years, stockholders’ equity has increased at a compound annual growth rate of 36%. Stockholders’ equity has grown from $4.2 billion at the beginning of 2003 to $10.6 billion at year-end 2005. Equity issued in connection with acquisitions, net of treasury share repurchases, added $5.2 billion, including $6.0 billion in equity issued in connection with the Union Planters merger. Internally generated retained earnings contributed $1.1 billion of this growth and $369.9 million was attributable to the exercise of stock options and to the issuance of stock for employee incentive plans. The internal capital generation rate (net income less dividends as a percentage of average stockholders’ equity) was 3.5% in 2005, compared to 4.3% in 2004 and 8.7% in 2003. This ratio declined in 2005 primarily due to a significant increase in cash dividends during the year.

      On October 20, 2005, Regions’ Board of Directors authorized the repurchase of an additional 25 million shares of Regions’ common stock from time to time through open market transactions. This authorization was in addition to the 6.4 million shares available for repurchase under a previous authorization. During 2005, Regions repurchased, under the current and previous repurchase authorizations, 16.6 million shares at a total cost of $552.5 million. At December 31, 2005, 27.6 million shares were available for repurchase under current and previous repurchase authorizations.

      Regions’ ratio of stockholders’ equity to total assets was 12.52% at December 31, 2005, compared to 12.78% at December 31, 2004, and 9.16% at December 31, 2003. This ratio decreased slightly during 2005 due to increased share repurchases. Regions’ ratio of tangible stockholders’ equity (stockholders’ equity less excess purchase price and other identifiable intangibles) to total assets was 6.64% at December 31, 2005 compared to 6.42% at December 31, 2004 and 6.92% at December 31, 2003.

      Regions attempts to balance the return to stockholders through the payment of dividends with the need to maintain strong capital levels for future growth opportunities. In 2005, Regions returned 63% of earnings to its stockholders in the form of dividends. Total dividends declared by Regions in 2005 were $628.6 million, or $1.36 per share, an increase of 2% from the $1.33 per share in 2004.

      In January of 2006, the Board of Directors declared a 2.9% increase in the quarterly cash dividend from $.34 to $.35 per share. This is the 35th consecutive year that Regions has increased quarterly cash dividends.

Bank Regulatory Capital Requirements

      Regions and Regions Bank are required to comply with capital adequacy standards established by banking regulatory agencies. Currently, there are two basic measures of capital adequacy: a risk-based measure and a leverage measure.

      The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and financial holding companies, to account for off-balance sheet exposure and interest rate risk and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with specified risk-weighting factors. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. Banking organizations that are considered to have excessive interest rate risk exposure are required to maintain additional capital.

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

      The following chart summarizes the applicable bank regulatory capital requirements. Regions’ capital ratios at December 31, 2005, substantially exceeded all regulatory requirements.

	Minimum	Well Capitalized	Regions at
	Regulatory	Regulatory	December 31,
	Requirement	Requirement	2005

Tier 1 capital to risk-adjusted assets	4.00%	6.00%	8.60%
Total risk-based capital to risk-adjusted assets	8.00	10.00	12.76
Tier 1 leverage ratio	3.00	5.00	7.42

      At December 31, 2005, Tier 1 capital totaled $5.9 billion, total risk-based capital totaled $8.8 billion and risk-adjusted assets totaled $79.8 billion.

      Total capital at Regions Bank also has an important effect on the amount of FDIC insurance premiums paid. Institutions not considered well capitalized can be subject to higher rates for FDIC insurance. As of December 31, 2005, Regions Bank had the requisite capital levels to qualify as well capitalized (see Note 22 “Regulatory Capital Requirements” to the consolidated financial statements).

Consolidated Average Balances

      The following table shows the percentage distribution of Regions’ consolidated average balances of assets, liabilities and stockholders’ equity as of the dates shown:

	As of December 31,

	2005	2004	2003	2002	2001

ASSETS
Earning assets:
Taxable securities	13.7%	15.8%	18.0%	17.2%	16.5%
Non-taxable securities	0.6	0.7	1.0	1.3	1.8
Federal funds sold	0.7	0.9	1.3	1.2	1.2
Loans (net of unearned income):
Commercial	17.6	19.1	21.9	22.4	21.5
Real estate	39.9	35.9	31.7	31.6	34.9
Installment	10.7	11.8	11.2	12.9	12.9

Total loans	68.2	66.8	64.8	66.9	69.3
Allowance for loan losses	(0.9)	(0.9)	(0.9)	(0.9)	(0.9)

Net loans	67.3	65.9	63.9	66.0	68.4
Other earning assets	4.2	4.9	6.1	4.7	3.8

Total earnings assets	86.5	88.2	90.3	90.4	91.7
Cash and due from banks	2.3	2.0	2.0	2.1	2.1
Other non-earning assets	11.2	9.8	7.7	7.5	6.2

Total assets	100.0%	100.0%	100.0%	100.0%	100.0%

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest-bearing	14.3%	12.9%	11.1%	10.7%	10.4%
Interest bearing	55.9	54.4	55.1	57.3	59.1

Total deposits	70.2	67.3	66.2	68.0	69.5
Borrowed funds:
Short-term	6.5	9.3	11.0	9.6	9.3
Long-term	8.4	9.8	11.3	11.2	10.7

Total borrowed funds	14.9	19.1	22.3	20.8	20.0
Other liabilities	2.4	2.3	2.6	2.4	2.1

Total liabilities	87.5	88.7	91.1	91.2	91.6
Stockholders’ equity	12.5	11.3	8.9	8.8	8.4

Total liabilities and stockholders’ equity	100.0%	100.0%	100.0%	100.0%	100.0%

      Please refer to Item 6 of this annual report on Form 10-K for a complete presentation of average balances, related interest, yields and rates paid.

Off-Balance Sheet Arrangements and Contractual Obligations

Off-Balance Sheet Arrangements

      In the normal course of business, Regions enters into certain relationships characterized as off-balance sheet arrangements. At December 31, 2005, these relationships included obligations under standby letters of credit and variable interests in unconsolidated variable interest entities. At December 31, 2005, the fair value of Regions’ obligation under loan standby letters of credit was $46.4 million with a maximum potential obligation of $3.1 billion (see Note 13 “Commitments and Contingencies” to the consolidated financial statements). At December 31, 2005, Regions’ investment in unconsolidated variable interest entities was $232.0 million with a maximum exposure to loss of $249.8 million (see Note 19 “Variable Interest Entities” to the consolidated financial statements).

Contractual Obligations

      The following table summarizes Regions’ contractual cash obligations at December 31, 2005:

	Payments Due By Period

		Less than				More than		More than
	Total	1 Year		1-3 Years		3-5 Years		5 Years

	(in thousands)
Long-term borrowings	$6,971,680	$1,044,777		$1,082,523		$1,725,937		$3,118,443
Lease payments	529,382	88,834		144,433		100,637		195,478
Purchase obligations	544,612	196,750		252,385		94,558		919
Other	346,057	-0	-	-0	-	-0	-	346,057

Total	$8,391,731	$1,330,361		$1,479,341		$1,921,132		$3,660,897

      A discussion regarding liquidity related to long-term borrowings is included in the “Liquidity” section presented earlier. Regions intends to fund the other contractual obligations presented in the table above primarily through cash generated from normal operations.

Operating Results

General

      Net income available to common shareholders increased 22% in 2005, 25% in 2004 and 5% in 2003. The accompanying table presents the dollar amount and percentage change in the important components of income that occurred in 2004 and 2005.

Summary Of Changes In Operating Results

	Increase (Decrease)

	2005 Compared		2004 Compared
	to 2004		to 2003

	Amount	%	Amount	%

	(dollar amounts in thousands)
Net interest income	$707,585	33%	$638,436	43%
Provision for loan losses	36,500	28	7,000	6

Net interest income after provision for loan losses	671,085	34	631,436	47
Non-interest income:
Brokerage and investment income	13,362	2	(17,429)	(3)
Trust department income	25,197	25	32,648	47
Service charges on deposit accounts	100,246	24	129,529	45
Mortgage servicing and origination fees	16,459	13	31,462	32
Securities transactions, net	(81,978)	NM	37,428	NM
Other	77,715	19	97,457	31

Total non-interest income	151,001	9	311,095	23
Non-interest expense:
Salaries and employee benefits	313,942	22	329,294	30
Net occupancy expense	64,013	40	54,213	51
Furniture and equipment expense	30,799	30	20,630	25
Other	166,819	21	274,384	54

Total non-interest expense	575,573	23	678,521	38
Income before income taxes	246,513	21	264,010	29
Applicable income taxes	69,734	20	92,086	35

Net income	$176,779	21%	$171,924	26%

Net income available to common shareholders	$182,799	22%	$165,904	25%

Net Interest Income

      Net interest income (interest income less interest expense) is Regions’ principal source of income. Net interest income increased 33% in 2005 and 43% in 2004. On a taxable equivalent basis, net interest income increased 33% in 2005 and 42% in 2004. The following table “Analysis of Changes in Net Interest Income” provides additional information to analyze the changes in net interest income.

      Regions measures its ability to produce net interest income with a ratio called the interest margin. The interest margin is net interest income (on a taxable equivalent basis) as a percentage of average earning assets. The interest margin increased from 3.49% in 2003 to 3.66% in 2004 to 3.91% in 2005. Changes in the interest margin occur primarily due to two factors: (1) the interest rate spread (the difference between the taxable equivalent yield on earning assets and the rate on interest-bearing liabilities) and (2) the percentage of earning assets funded by interest-bearing liabilities.

      The first factor affecting Regions’ interest margin is the interest rate spread. Regions’ average interest rate spread was 3.44% in 2005, 3.35% in 2004 and 3.19% in 2003. Market interest rates, both the level of rates and the slope of the yield curve (the spread between short-term rates and longer-term rates), affect the interest rate spread by influencing the pricing on most categories of Regions’ interest-earning assets and interest-bearing liabilities.

      After reducing the Federal Funds rate significantly in 2001, the Federal Reserve Board reduced the Federal Funds rate 50 basis points in 2002 and 25 basis points in 2003. As the economy experienced growth, the Fed increased the Federal Funds rate five times totaling 125 basis points in the second half of 2004. In 2005, the Fed increased the Federal Funds rate eight times totaling 200 basis points in response to economic growth and inflation concerns. These increases resulted in a Federal Funds rate of 4.25% at December 31, 2005.

      Regions’ interest-earning asset yields and interest-bearing liability rates were both higher in 2005 as compared to 2004, reflecting increased average market interest rates in 2005. In 2005, Regions’ interest-earning asset yields increased 84 basis points while interest-bearing liability rates increased 75 basis points, resulting in an increased interest rate spread compared to 2004.

      The mix of earning assets can also affect the interest rate spread. During 2005, loans, which are typically Regions’ most significant and highest yielding earning asset, increased as a percentage of earning assets. This increase contributed to higher earning asset yields. Average loans as a percentage of earning assets was 78.0% in 2005 and 74.9% in 2004.

      During 2005 and 2004, Regions used interest rate derivatives as cash flow and fair value hedges of certain asset and liability positions. These contracts had the effect of increasing net interest income by $52.1 million in 2005 and $106.8 million in 2004.

      The second factor affecting the interest margin is the percentage of earning assets funded by interest-bearing liabilities. Funding for Regions’ earning assets comes from interest-bearing liabilities, non-interest-bearing liabilities and stockholders’ equity. The net spread on earning assets funded by non-interest-bearing liabilities and stockholders’ equity is higher than the net spread on earning assets funded by interest-bearing liabilities. The percentage of earning assets funded by interest-bearing liabilities was 81% in 2005, 82% in 2004 and 85% in 2003. This decline positively impacted the net interest margin as compared to prior years. In the future, management expects that an increasing percentage of funding will be provided from interest-bearing liabilities.

      Higher spreads, combined with significant growth in average interest-earning assets from full-year impact of the Union Planters merger in 2004, resulted in higher net interest income in 2005. The increase in net interest income for 2004 was due to higher spreads, combined with significant growth in interest-earning assets due to the Union Planters merger. In 2006, Regions anticipates moderate compression of the net interest margin as short-term rate increases begin to slow and the benefit from the re-pricing lag for deposits diminishes. In addition, if interest rates continue to rise in 2006, the demand for loans and other interest-earning assets will generally be reduced which could adversely impact Regions’ earnings by putting further pressure on the compression of the interest margin.

Analysis of Changes in Net Interest Income

	Year Ended December 31,

	2005 over 2004				2004 over 2003

	Volume		Yield/Rate	Total	Volume	Yield/Rate	Total

	(in thousands)
Increase (decrease) in:
Interest income on:
Loans	$769,386		$458,697	$1,228,083	$688,433	$(72,048)	$616,385
Federal funds sold	(207)		11,807	11,600	18	1,855	1,873
Taxable securities	47,888		16,769	64,657	74,590	10,654	85,244
Non-taxable securities	-0	-	3,481	3,481	211	753	964
Other earning assets	18,375		28,494	46,869	16,612	15,477	32,089

Total	835,442		519,248	1,354,690	779,864	(43,309)	736,555
Interest expense on:
Savings deposits	1,868		1,406	3,274	1,733	(847)	886
Other interest-bearing deposits	179,913		324,913	504,826	134,230	(68,842)	65,388
Borrowed funds	(1,959)		140,964	139,005	54,039	(22,194)	31,845

Total	179,822		467,283	647,105	190,002	(91,883)	98,119

Increase in net interest income	$655,620		$51,965	$707,585	$589,862	$48,574	$638,436

Note:	The change in interest due to both rate and volume has been allocated to change due to volume and change due to rate in proportion to the absolute dollar amounts of the change in each.

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

      Exposure to Interest Rate Movements. Based on the foregoing discussion, management has estimated the potential effect of shifts in interest rates on net interest income. As of December 31, 2005, Regions maintained a slight asset sensitive position to a gradual rate shift of plus or minus 100 or 200 basis points. The following table demonstrates the expected effect that a gradual (over six months beginning at December 31, 2005 and 2004, respectively) parallel interest rate shift would have on Regions’ net interest income.

	2005		2004

	$ Change in	% Change in	$ Change in	% Change in
	Net Interest	Net Interest	Net Interest	Net Interest
Gradual Change in Interest Rates	Income	Income	Income	Income

	(dollar amounts in thousands)
(in basis points)
+200	$140,000	4.9%	$60,000	2.3%
+100	79,000	2.8	48,000	1.8
-100	(67,000)	(2.3)	(43,000)	(1.6)
-200	(169,000)	(5.9)	(98,000)	(3.6)

      As of December 31, 2005, Regions maintained a slight asset sensitive position to an instantaneous rate shift of plus or minus 100 or 200 basis points. The following table demonstrates the expected effect that an instantaneous parallel interest rate shift would have on Regions’ net interest income.

	2005		2004

	$ Change in	% Change in	$ Change in	% Change in
	Net Interest	Net Interest	Net Interest	Net Interest
Instantaneous Change in Interest Rates	Income	Income	Income	Income

	(dollar amounts in thousands)
(in basis points)
+200	$147,000	5.2%	$83,000	3.1%
+100	85,000	3.0	59,000	2.2
-100	(81,000)	(2.9)	(51,000)	(1.9)
-200	(224,000)	(7.9)	(163,000)	(6.1)

Derivatives

      Regions uses financial derivative instruments for management of interest rate sensitivity. The Asset and Liability Committee, in its oversight role for the management of interest rate sensitivity, approves the use of derivatives in balance sheet hedging strategies. The most common derivatives the Company employs are interest rate swaps, interest rate options, forward sale commitments, interest rate and foreign exchange forward contracts and credit default swaps.

      Interest rate swaps are contractual agreements typically entered into to exchange fixed for variable streams of interest payments. The notional principal is not exchanged but is used as a reference for the size of the interest payments. Interest rate options are contracts that allow the buyer to purchase or sell a financial instrument at a pre-determined price and time. Forward sale commitments are contractual obligations to sell money market instruments at a future date for an already agreed upon price. Foreign exchange forwards are contractual agreements to receive or deliver a foreign currency at an agreed upon future date and price. Credit default swaps are contractual agreements between counterparties whereby one party pays the other at a fixed periodic rate for the specified life of the agreement. The other party makes no payments unless a specified credit event occurs. Credit events are typically defined to include a material default, bankruptcy or debt restructuring for a specified reference asset. If such a credit event occurs, the party makes a payment to the first party, and the swap then terminates.

      Regions has made use of interest rate swaps and interest rate options to convert a portion of its fixed-rate funding position to a variable rate position. Regions also uses derivatives to manage interest rate and pricing risk associated with its mortgage origination business. Futures contracts and forward sales commitments are used to protect the value of the loan pipeline and loans held for sale from changes in interest rates and pricing. In the period of time that elapses between the origination and sale of mortgage loans, changes in interest rates have the potential to cause a decline in the value of the loans in this held-for-sale portfolio. Futures and forward sale commitment positions are used to protect the Company from the risk of such adverse changes. Futures contracts are also used to hedge the risks associated with customer derivatives. The change in value of the hedging contracts is expected to be highly effective in offsetting the change in value of specific assets and liabilities over the life of the hedge relationship.

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

      The objective of Regions’ hedging strategies is to mitigate the impact of interest rate changes, from an economic and accounting perspective, on net interest income and the net present value of our balance sheet. The overall effectiveness of these hedging strategies is subject to market conditions, the quality of Regions’ execution, the accuracy of its asset valuation assumptions, counterparty credit risk and changes in interest rates. As a result, Regions’ hedging strategies may be ineffective in mitigating the impact of interest rate changes on its earnings.

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

      Morgan Keegan will occasionally economically hedge a portion of its long proprietary inventory position through the use of short positions in financial future contracts, which are included in securities sold, not yet purchased at market value. At December 31, 2005, Morgan Keegan had no outstanding futures contracts.

      In the normal course of business, Morgan Keegan enters into underwriting and forward and future commitments. At December 31, 2005, the contract amounts of futures contracts were $35 million to purchase and $129 million to sell U.S. Government and municipal securities. Morgan Keegan typically settles its position by entering into equal but opposite contracts and, as such, the contract amounts do not necessarily represent future cash requirements. Settlement of the transactions relating to such commitments are not expected to have a material effect on Regions’ consolidated financial position. Transactions involving future settlement give rise to market risk, which represents the potential loss that can be caused by a change in the market value of a particular financial instrument. Regions’ exposure to market risk is determined by a number of factors, including the size, composition and diversification of positions held, the absolute and relative levels of interest rates, and market volatility.

      Additionally, in the normal course of business, Morgan Keegan enters into transactions for delayed delivery, to-be-announced securities which are recorded on the consolidated statement of financial condition at fair value. Risks arise from the possible inability of counterparties to meet the terms of their contracts and from unfavorable changes in interest rates or the market values of the securities underlying the instruments. The credit risk associated with these contracts is typically limited to the cost of replacing all contracts on which the Company has recorded an unrealized gain. For exchange-traded contracts, the clearing organization acts as the counterparty to specific transactions and, therefore, bears the risk of delivery to and from counterparties.

      Interest rate risk at Morgan Keegan arises from the exposure of holding interest-sensitive financial instruments such as government, corporate and municipal bonds and certain preferred equities. Morgan Keegan manages its exposure to interest rate risk by setting and monitoring limits and, where feasible, entering into offsetting positions in securities with similar interest rate risk characteristics. Securities inventories are marked to market, and accordingly there are no unrecorded gains or losses in value. While a significant portion of the securities inventories have contractual maturities in excess of five years, these inventories, on average, turn over in excess of twelve times per year. Accordingly, the exposure to interest rate risk inherent in Morgan Keegan’s securities inventories is less than that of similar financial instruments held by firms in other industries. Morgan Keegan’s equity securities inventories are exposed to risk of loss in the event of unfavorable price movements. The equity securities inventories are marked-to-market and there are no unrecorded gains or losses.

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

      The end-of-period VAR was approximately $642,000 as of December 31, 2005, and approximately $407,000 as of December 31, 2004. Maximum daily VAR utilization during 2005 was $1.2 million and average daily VAR during the same period was $466,000.

Provision For Loan Losses

      The provision for loan losses is used to establish the allowance for loan losses. Actual loan losses, net of recoveries, are charged directly to the allowance. The expense recorded each year is a reflection of management’s judgment as to the adequacy of the allowance. For an analysis and discussion of the allowance for loan losses, refer to the section entitled “Financial Condition — Loans and Allowance for Loan Losses.” During 2005, the provision for loan losses increased to $165 million (0.28% of average loans) due to higher loan losses, slightly higher past dues, and management’s evaluation of current economic factors, including the impact of Hurricane Katrina. The resulting year-end allowance for loan losses increased $28.8 million to $783.5 million. 2004 and 2003 provisions for loan losses were $128.5 million (0.29% of average loans) and $121.5 million (0.39% of average loans), respectively.

Non-Interest Income

      Non-interest income (excluding security transactions) totaled $1.8 billion in 2005, compared to $1.6 billion in 2004 and $1.3 billion in 2003. The increase in non-interest income is due primarily to fee income added by the Union Planters merger in mid-2004. Non-interest income (excluding security transactions) as a percent of total revenue equaled 39% in 2005, compared to 42% in 2004 and 46% in 2003. Non-interest income has declined as a percent of total revenue due to much faster growth in net interest income over the last three years, compared to the growth in non-interest income. Acquisition activity in recent periods has added significantly more net interest income (in comparison to non-interest income added) to the total revenue stream.

Brokerage and Investment Banking

      Brokerage and investment income increased 2% and totaled $548.7 million in 2005, compared to $535.3 million in 2004 and $552.7 million in 2003. Brokerage and investment income is significantly affected by economic and market conditions. The increase in brokerage and investment income in 2005 resulted from strong private client, equity capital markets, trust, and investment advisory income streams in 2005. As of December 31, 2005, Morgan Keegan employed slightly more than 1,000 financial advisors. Customer assets under management totaled approximately $56.3 billion at year-end 2005, compared to approximately $48.5 billion at year-end 2004.

      Morgan Keegan contributed $101.7 million to net income in 2005. Revenues from the private client division totaled $248.4 million, or 31% of Morgan Keegan’s total revenue in 2005, and was the top revenue producing line of business. This line of business benefited from improved equity markets in 2005. Fixed income capital markets and equity capital markets revenue totaled $160.1 million and $86.5 million, in 2005, respectively. The investment advisory services division produced $125.4 million of revenue in 2005. Revenues generated by each division are included in various line items in the following table. Regions Morgan Keegan Trust division, which produced revenue of $103.2 million in 2005, is included with Morgan Keegan. Although Regions Morgan Keegan trust division is included with Morgan Keegan, all trust income is reported as a separate item in the consolidated statements of income (see next section titled “Trust Income” for discussion of changes in trust income).

      The following table shows the components of the contribution by Morgan Keegan for the years ended December 31, 2005, 2004 and 2003.

	Year Ended December 31,

	2005	2004	2003

	(in thousands)
Revenues:
Commissions	$201,729	$179,100	$159,482
Principal transactions	142,150	185,113	251,902
Investment banking	117,152	103,895	92,559
Interest	85,234	56,110	48,543
Trust fees and services	103,218	86,972	60,279
Investment advisory	123,294	88,036	65,010
Other	37,476	27,972	16,664

Total revenues	810,253	727,198	694,439
Expense:
Interest expense	55,237	28,886	26,244
Non-interest expense	594,305	564,420	536,767

Total expenses	649,542	593,306	563,011

Income before taxes	160,711	133,892	131,428
Income taxes	59,018	50,257	49,371

Net income	$101,693	$83,635	$82,057

      The following table shows the breakout of revenue by division contributed by Morgan Keegan for the years ended December 31, 2005, 2004 and 2003.

Morgan Keegan Breakout of Revenue by Division

	Year Ended December 31,

		Fixed Income	Equity
	Private	Capital	Capital	Regions	Investment	Interest
	Client	Markets	Markets	MK Trust	Advisory	And Other

	(dollar amounts in thousands)
2005
Gross revenue	$248,397	$160,062	$86,478	$103,225	$125,410	$86,681
Percent of gross revenue	30.7%	19.8%	10.7%	12.7%	15.5%	10.6%
2004
Gross revenue	$228,693	$188,031	$69,971	$86,972	$92,835	$60,696
Percent of gross revenue	31.4%	25.9%	9.6%	12.0%	12.8%	8.3%
2003
Gross revenue	$194,091	$254,177	$64,155	$60,279	$68,668	$53,069
Percent of gross revenue	27.9%	36.6%	9.2%	8.7%	9.9%	7.7%

Trust Income

      Trust income increased 25% in 2005, 47% in 2004 and 12% in 2003. The increase in 2005 was driven by higher asset values, increased fees, and a full year of activity from trust accounts added through the Union Planters merger in the third quarter of 2004. In 2005, 2004 and 2003, better performance in the financial markets and increases in trust assets contributed to higher trust fees.

Service Charges on Deposit Accounts

      Service charge income increased 24% in 2005, 45% in 2004 and 4% in 2003. The addition of new accounts added in connection with the Union Planters transaction during the third quarter of 2004, partially offset by the expanded offering of free checking products were the primary reasons for the increases in 2005 and 2004 in comparison with prior years. Also negatively impacting service charges on deposits were deferrals or waivers of certain fees in the impacted areas of Hurricane Katrina during the third and fourth quarters of 2005. Increases in the number of deposit accounts, management initiatives and standardization in the pricing of certain deposit accounts and related services were the primary drivers of increases in 2003.

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

      In 2005, mortgage servicing and origination fees increased 13%, from $128.8 million in 2004 to $145.3 million in 2005. Origination and servicing fees increased in 2005 due to increased origination volume and servicing assets added from the Union Planters merger partially offset by a reduction in serviced loans. At December 31, 2005, Regions’ servicing portfolio totaled $37.2 billion and included approximately 398,000 loans. At December 31, 2004 and 2003, the servicing portfolio totaled $39.4 billion and $16.1 billion, respectively. The decrease in the servicing portfolio in 2005 resulted primarily from the sale of the conforming wholesale mortgage unit during the second quarter of 2005. The increase in the servicing portfolio in 2004 resulted from the addition of the Union Planters mortgage division, partially offset by certain divestitures of out-of footprint mortgage servicing rights and a relatively high level of prepayments. The decline in the servicing portfolio during 2003 resulted from high levels of prepayments due to the low interest rate environment driving record mortgage refinance activity, partially offset by higher levels of production in 2003.

      In 2004, mortgage servicing and origination fees increased 32% to $128.8 million. Origination and servicing fees increased in 2004 due to volume and servicing assets added from the Union Planters merger.

      In 2003, mortgage servicing and origination fees increased 8%, to $97.4 million. Origination fees increased in 2003 due to the significant mortgage activity resulting from the historically low interest rate environment. Servicing fees were lower in 2003, as compared to the prior year, due to a smaller servicing portfolio in 2003.

      Regions Mortgage and EquiFirst, through their retail, correspondent lending and wholesale operations, produced mortgage loans totaling $16.0 billion in 2005, $10.8 billion in 2004 and $9.4 billion in 2003. Regions Mortgage and EquiFirst produce loans from offices in Alabama, Arizona, Arkansas, Florida, Georgia, Illinois, Indiana, Iowa, Kentucky, Louisiana, Mississippi, Missouri, North Carolina, South Carolina, Tennessee and Texas.

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

	2005		2004	2003

	(in thousands)
Balance at beginning of year	$458,053		$166,346	$147,487
Added in connection with acquisition	-0	-	352,574	-0	-
Sale of servicing assets	(4,007)		(68,795)	-0	-
Amounts capitalized	71,968		70,745	60,918
Amortization	(84,506)		(62,817)	(42,059)

	$441,508		$458,053	$166,346
Valuation allowance	(29,500)		(61,500)	(39,500)

Balance at end of year	$412,008		$396,553	$126,846

      The mortgage servicing rights valuation allowance decreased by $32 million in 2005, due to a rise in mortgage rates, resulting in a decline in prepayment speeds. In contrast, the mortgage servicing rights valuation allowance increased by $22 million during 2004, due to a low mortgage rate environment, resulting in increased prepayment speeds and increased refinancing activity. See further discussion in “Other Expenses” below.

Securities (Losses) Gains

      Regions reported net losses of $18.9 million from the sale of available for sale securities in 2005, as compared to net gains of $63.1 million in 2004 and $25.7 million in 2003. These gains and losses were primarily related to the sale of agency and mortgage-related securities in conjunction with balance sheet management activities.

Other Income

      The components of other income consisted mainly of fees and commissions, insurance premiums, customer derivative fees, and net gains related to the sale of mortgage loans.

      Fees and commission income increased 30% in 2005, due primarily to a full-year of business activity related to the Union Planters merger in 2004, including ATM switch income, international income, and fees related to money orders, cashier checks, and other banking fees. Fee and commission income increased 44% in 2004 due to increased business activity related to the Union Planters merger including standby letters of credit, credit card fees, money orders, cashiers checks and other banking fees.

      Insurance premium and commission income decreased 7% in 2005, due primarily to a decrease in miscellaneous insurance commissions, but increased 13% in 2004, due primarily to increased revenues in the commercial property and casualty business.

      Regions’ customer derivative division primarily assists existing commercial customers with capital market products including interest rate swaps, caps and floors. Typically, Regions enters into offsetting derivative positions limiting its exposure related to customer derivative products. These exposures are marked-to-market on a daily basis. Capital market income totaled $27.7 million in 2005, $7.8 million in 2004 and $21.9 million in 2003. Customer derivative division revenue increased in 2005 as penetration of the legacy Union Planters customer base continued to produce sales of customer derivative products and as customers swapped floating rate loans for fixed rate loans in a flattening yield curve environment.

      In 2005, net gains related to the sale of mortgage loans held for sale totaled $157.6 million ($129.7 million related to EquiFirst and $27.9 million related to Regions Mortgage). The increase of $20.7 million in gains during 2005 was primarily related to higher sales volume at EquiFirst during the year. For the years ended December 31, 2004 and 2003, gains totaled $136.9 million and $106.1 million, respectively.

Non-Interest Expense

      The main components of non-interest expense are salaries and employee benefits, net occupancy expense, furniture and equipment expenses and other non-interest expense. The following table presents a summary of non-interest expense for the years ended December 31, 2005, 2004 and 2003.

	Year Ended December 31,

	2005	2004	2003

	(in thousands)
Salaries and employee benefits	$1,739,017	$1,425,075	$1,095,781
Net occupancy expense	224,073	160,060	105,847
Furniture and equipment expense	132,776	101,977	81,347
Other expenses	951,090	784,271	509,887

Total	$3,046,956	$2,471,383	$1,792,862

      Total non-interest expense increased $575.6 million, or 23%, in 2005 and $678.5 million, or 38%, in 2004, due primarily to the expense base added in connection with the Union Planters merger, which occurred mid year 2004. In 2003, total non-interest expense increased 4%, due primarily to increased levels of business activity and new branch offices. Also impacting comparisons between periods are merger-related expenses, impairment charges related to mortgage servicing rights (including recapture of previously recognized impairment charges), losses related to prepayment of debt and storm-related costs. The following tables show the impact on the major non-interest expense components, excluding merger-related expenses, impairment charges/recapture for mortgage servicing assets, losses for prepayment of debt and storm-related costs. Management believes the following tables are useful in evaluating trends in non-interest expense. For further discussion of non-interest expense, refer to the following discussion of each component of non-interest expense.

2005 Non-Interest Expense

		Less: Merger-
		Related, Debt
		Retirement, MSR
		Recapture, and
		Storm-Related
	As Reported	Charges	As Adjusted

	(in thousands)
Salaries and employee benefits	$1,739,017	$74,256	$1,664,761
Net occupancy expense	224,073	7,550	216,523
Furniture and equipment expense	132,776	826	131,950
Other expenses	951,090	73,113	877,977

Total	$3,046,956	$155,745	$2,891,211

      In 2005, merger and storm-related charges totaled $176.8 million, impairment recapture on mortgage servicing rights totaled $32.0 million and losses on early extinguishment of debt ($600 million of Federal Home Loan Bank structured notes) totaled $10.9 million. During 2005, Regions received a $10 million advance from its insurance carrier for claims expected to be filed in connection with the damage from Hurricane Katrina. This advance was used to partially offset expenses incurred in connection with Hurricane Katrina. The advance was included in the operating activities section of the consolidated statement of cash flows. Regions recorded approximately $8.0 million in net storm-related expenses during 2005.

      In connection with the integration of Regions and Union Planters, Regions has incurred merger-related expenses throughout the integration process. Merger-related expenses include costs incurred in connection with the merger, integration and restructuring activities, including retention and severance costs, professional fees incurred with integration activities, contract buyouts, lease termination penalties, loss on disposals of duplicate facilities and other direct and incremental costs related to the transaction. Costs incurred in connection with the merger, integration and restructuring activities were funded from cash flows from operations.

2004 Non-Interest Expense

		Less: Merger-
		Related, Debt
		Retirement and
		MSR Impairment,
		and Storm-related
	As Reported	Charges	As Adjusted

	(in thousands)
Salaries and employee benefits	$1,425,075	$16,296	$1,408,779
Net occupancy expense	160,060	1,725	158,335
Furniture and equipment expense	101,977	169	101,808
Other expenses	784,271	98,569	685,702

Total	$2,471,383	$116,759	$2,354,624

      In 2004, merger-related and storm-related charges totaled $55.1 million, impairment charges on mortgage servicing rights totaled $22.0 million and losses on prepayment of debt ($1.1 billion of Federal Home Loan Bank advances) totaled $39.6 million.

2003 Non-Interest Expense

		Less: Debt
		Retirement and
		MSR Recapture
	As Reported	Charges		As Adjusted

	(in thousands)
Salaries and employee benefits	$1,095,781	$-0	-	$1,095,781
Net occupancy expense	105,847	-0	-	105,847
Furniture and equipment expense	81,347	-0	-	81,347
Other expenses	509,887	19,580		490,307

Total	$1,792,862	$19,580		$1,773,282

      In 2003, a net recapture of $1.0 million on mortgage servicing rights was recorded; additionally, Regions chose to prepay $650 million of Federal Home loan Bank advances, resulting in a $20.6 million charge from prepayment of this debt.

Salaries and Employee Benefits

      Total salaries and benefits increased 22% in 2005, 30% in 2004 and 9% in 2003. The increase in salaries and benefits during 2005 and 2004 was primarily attributable to salaries and benefits of associates added in connection with the Union Planters merger, as well as incremental incentive costs related to increased revenue production. Excluding $74.3 million of merger-related charges, salaries and benefits increased 18% in 2005 due to the above noted items. Salaries and benefits were higher in 2003, as compared to the prior year, due primarily to higher incentive costs associated with Morgan Keegan, Equifirst, and Regions Mortgage, as well as normal merit and promotional adjustments.

      At December 31, 2005, Regions had approximately 25,000 full-time equivalent employees, compared to approximately 26,000 at December 31, 2004 and approximately 16,000 at December 31, 2003. The decrease in full-time equivalent employees from December 31, 2004 to December 31, 2005 was related to streamlined processes, converted systems, and normal attrition; the increase in employees in 2004 resulted primarily from personnel added with the 2004 Union Planters transaction.

      Salaries, excluding benefits, totaled $985.1 million in 2005, compared to $830.8 million in 2004 and $598.5 million in 2003. Salaries increased in 2005 primarily as a result of an increase in full year headcount in connection with the Union Planters merger. Increased salaries in 2004 resulted from higher employment levels in connection with the Union Planters merger, while higher salary levels in 2003 were primarily the result of normal merit and promotional adjustments.

      Regions provides employees who meet established employment requirements with a benefits package which includes 401(k), pension, and medical, life and disability insurance plans. The total cost to Regions for fringe benefits, including payroll taxes, equaled approximately 29% of salaries in 2005.

      Regions’ 401(k) plan includes a company match of eligible employee contributions. At December 31, 2005, this match totaled 100% of the eligible employee contribution (up to 6% of compensation) after one year of service and is invested in Regions common stock. Regions’ contribution to the 401(k) plan on behalf of employees totaled $34.2 million, $25.7 million, and $16.5 million in 2005, 2004 and 2003, respectively.

      Commissions and incentives expense increased to $468.7 million in 2005, compared to $381.0 million in 2004 and $352.1 million in 2003. The increases in commissions and incentives were primarily the result of increased participants in various incentive programs, as well as higher commissions paid at Morgan Keegan and EquiFirst, linked to increased production levels and sales goals. At Morgan Keegan, commissions and incentives are a key component of compensation, which is typical in the brokerage and investment banking industry. In general, incentives continue to be used to reward employees for selling products and services, for productivity improvements and for achievement of corporate financial goals. Regions’ long-term incentive plan provides for the granting of stock options, restricted stock and performance shares (see Note 20 “Stock Option and Long-Term Incentive Plans” to the consolidated financial statements).

      Pension expense totaled $22.0 million in 2005, $22.5 million in 2004 and $19.8 million in 2003. Pension expense in 2006 is expected to approximate $19.7 million.

      Payroll taxes increased 28% in 2005, 37% in 2004 and 3% in 2003. Increases in the number of associates combined with the increase in the Social Security tax base and increased salary levels were the primary reasons for increased payroll taxes.

      Group insurance expense increased 22% in 2005, 56% in 2004 and 12% in 2003. The increases were the result of increased levels of covered employees and higher claims costs.

Net Occupancy Expense

      Net occupancy expense includes rents, depreciation and amortization, utilities, maintenance, insurance, taxes and other expenses of premises occupied by Regions and its affiliates. Regions’ affiliates operate offices primarily in Alabama, Arkansas, Florida, Georgia, Illinois, Indiana, Iowa, Kentucky, Louisiana, Mississippi, Missouri, North Carolina, South Carolina, Tennessee, Texas and Virginia.

      Net occupancy expense increased 40% in 2005, 51% in 2004 and 8% in 2003 due primarily to expenses added in connection with acquisitions, new and acquired branch offices, expenses incurred in connection with Hurricane Katrina (2005) and rising price levels.

Furniture and Equipment Expense

      Furniture and equipment expense increased 30% in 2005 and 25% in 2004 due to expenses added in connection with acquisitions, expenses incurred in connection with Hurricane Katrina (specific to 2005), rising price levels and expenses related to equipment for new branch offices (including increased depreciation and service contract expenses associated with new back office and branch equipment). Furniture and equipment expense decreased 10% in 2003, due primarily to lower expenses related to computer equipment.

Other Expenses

      The significant components of other expense include legal and other professional fees, other non-credit losses, amortization and impairment of mortgage servicing rights, amortization of identifiable intangibles and computer and other outside services. Increases in this category of expense generally resulted from acquisitions, expanded programs, increased business activity and rising price levels. Other expenses included costs related to the merger and other charges totaling $73.1 million in 2005, $98.6 million in 2004 and $19.6 million in 2003, as previously discussed. Please refer to Note 16 “Other Income and Expense” to the consolidated financial statements for an analysis of the significant components of other expense.

      Legal and other professional fees increased during 2005, primarily due to integration activities undertaken and a full-year of expenses added in connection with the Union Planters merger in July of 2004. Legal and other professional fees increased significantly in 2004, as compared to 2003 and 2002, due to costs incurred related to the merger and integration with Union Planters. These costs include fees paid to attorneys, accountants and other professionals involved in the Union Planters transaction as well as costs incurred in the ordinary course of business.

      Other non-credit losses primarily include charges for items unrelated to the extension of credit such as fraud losses, litigation losses, write-downs of other real estate, insurance claims and other miscellaneous losses. Other non-credit losses increased in 2005, primarily due to increased write-downs in other real estate, as well as increases in fraud, litigation and miscellaneous losses. Other non-credit losses increased in 2004 due to higher losses related to litigation, fraud and other expenses related to increased business activity added by the Union Planters merger. The 2003 decrease was primarily related to lower losses related to litigation.

      Amortization of mortgage servicing rights increased in 2005, primarily due to full-year amortization on the servicing rights added in connection with the Union Planters merger in July 2004. Accelerated amortization expense, due to the low interest rate environment and increased prepayments of underlying mortgages, combined with the addition of servicing rights added by the Union Planters merger, resulted in additional amortization expense in 2004 and 2003.

      During 2005, Regions recognized a $32 million recapture on impairment of mortgage servicing rights, due to rising mortgage rates and reduced prepayment speed assumptions related to the serviced mortgages. Regions recognized $22 million of impairment in 2004 as mortgage rates declined, refinancing activity increased, and prepayment speeds increased. Regions recognized $1 million in recapture of impairment during 2003, resulting from a slight decrease in prepayment speeds from modest increases in mortgage rates.

      Amortization of identifiable intangible assets increased significantly in 2005 and 2004. The increase was related to amortization of intangible assets (primarily core deposit intangibles) recorded in connection with the Union Planters merger.

      During 2005, Regions incurred a $10.9 million charge on the early extinguishment of $600 million of FHLB structured notes (classified in long-term debt). During 2004, Regions incurred a $39.6 million charge on the early extinguishment of $1.1 billion of long-term Federal Home Loan Bank advances. During 2003, in connection with the prepayment of $650 million of Federal Home Loan Bank advances, Regions incurred a $20.6 million loss on early extinguishment of debt.

Applicable Income Tax

      Regions’ provision for income taxes for 2005 increased $69.7 million compared to 2004 due primarily to increased earnings resulting from the 2004 merger with Union Planters and increased consolidated earnings in 2005, offset by both an increase in tax credits and increased benefits from the recapitalized mortgage-related subsidiary further described below. Regions effective tax rate for 2005 was 29.6%, compared to 29.9% for 2004 and 28.5% for 2003.

      From time to time Regions engages in business plans that may also have an effect on its tax liabilities. While Regions has obtained the opinion of advisors that the tax aspects of these strategies should prevail, examination of Regions’ income tax returns or changes in tax law may impact the tax benefits of these plans.

      Periodically, Regions invests in pass-through investment vehicles that generate tax credits, principally low-income housing credits and non-conventional fuel source credits, which directly reduce Regions’ federal income tax liability. Congress has legislated these tax credit programs to encourage capital inflows to these investment vehicles. The amount of tax benefit recognized from these tax credits was $47.6 million in 2005, compared to $35.4 million in 2004.

      During the fourth quarter of 2000, Regions recapitalized a mortgage-related subsidiary by raising Tier 2 capital, which resulted in a reduction in taxable income of that subsidiary attributable to Regions. The reduction in the taxable income of this subsidiary attributable to Regions is expected to result in a lower effective tax rate applicable to the consolidated taxable income before taxes of Regions for future periods. The impact on Regions’ effective tax rate applicable to consolidated income before taxes of the reduction in the subsidiary’s taxable income attributable to Regions will, however, depend on a number of factors, including, but not limited to, the amount of assets in the subsidiary, the yield of the assets in the subsidiary, the cost of funding the subsidiary, possible loan losses in the subsidiary, the level of expenses of the subsidiary, the level of income attributable to obligations of states and political subdivisions, and various other factors. The amount of federal and state tax benefits recognized related to the recapitalized subsidiary was $54.7 million in 2005 ($41.9 million federal) compared to $42.9 million in 2004 ($33.6 million federal).

      Regions has segregated a portion of its investment securities and intellectual property into separate legal entities in order to, among other business purposes, protect such intangible assets from inappropriate claims of Regions’ creditors, and to maximize the return on such assets by the professional and focused management thereof. Regions has recognized state tax benefits related to these legal entities of $27.6 million in 2005 compared to $17.4 million in 2004.

      Regions’ federal and state income tax returns for the years 1998 through 2004 are open for review and examination by governmental authorities. In the normal course of these examinations, Regions is subject to challenges from governmental authorities regarding amounts of taxes due. Regions has received notices of proposed adjustments relating to taxes due for the years 1999 through 2003, which include proposed adjustments relating to an increase in taxable income of the mortgage-related subsidiary discussed above. Regions believes adequate provision for income taxes has been recorded for all years open for review and intends to vigorously contest the proposed adjustments. To the extent that final resolution of the proposed adjustments results in significantly different conclusions from Regions’ current assessment of the proposed adjustments, Regions’ effective tax rate in any given financial reporting period may be materially different from its current effective tax rate.

      Management’s determination of the realization of the deferred tax asset is based upon management’s judgment of various future events and uncertainties, including the timing, nature and amount of future income earned by certain subsidiaries and the implementation of various plans to maximize realization of the deferred tax asset. Management believes that the subsidiaries will generate sufficient operating earnings to realize the deferred tax benefits. However, management does not believe that it is more likely than not to realize all of its capital loss carryforwards nor all of its state net operating loss carryforwards. Accordingly, it has valuation allowances of $55.2 million and $12.6 million, respectively, against such benefits.

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

      Reference is made to pages 46 through 49 “Market Risk” included in Management’s Discussion and Analysis under Item 7 of this Annual Report on Form 10-K.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Regions Financial Corporation

      We have audited the accompanying consolidated statements of condition of Regions Financial Corporation as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Regions Financial Corporation and subsidiaries at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Regions Financial Corporation’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

March 3, 2006

REGIONS FINANCIAL CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

	December 31,

	2005		2004

	(in thousands,
	except share amounts)
Assets
Cash and due from banks	$2,414,560		$1,853,399
Interest-bearing deposits in other banks	92,098		115,018
Securities held to maturity (aggregate estimated market value of $27,107 in 2005 and of $30,374 in 2004)	31,464		31,152
Securities available for sale	11,947,810		12,585,437
Trading account assets	992,082		928,676
Loans held for sale	1,531,664		1,783,331
Federal funds sold and securities purchased under agreements to resell	710,282		717,563
Margin receivables	527,317		477,813
Loans	58,591,816		57,735,564
Unearned income	(186,903)		(208,610)

Loans, net of unearned income	58,404,913		57,526,954
Allowance for loan losses	(783,536)		(754,721)

Net loans	57,621,377		56,772,233
Premises and equipment	1,122,289		1,089,094
Interest receivable	420,818		345,563
Due from customers on acceptances	22,924		31,982
Excess purchase price	5,027,044		4,992,563
Mortgage servicing rights	412,008		396,553
Other identifiable intangible assets	314,368		356,880
Other assets	1,597,495		1,629,181

	$84,785,600		$84,106,438

Liabilities and Stockholders’ Equity
Deposits:
Non-interest-bearing	$13,699,038		$11,424,137
Interest-bearing	46,679,329		47,242,886

Total deposits	60,378,367		58,667,023
Borrowed funds:
Short-term borrowings:
Federal funds purchased and securities sold under agreements to repurchase	3,928,185		4,679,926
Other short-term borrowings	1,038,094		1,315,685

Total short-term borrowings	4,966,279		5,995,611
Long-term borrowings	6,971,680		7,239,585

Total borrowed funds	11,937,959		13,235,196
Bank acceptances outstanding	22,924		31,982
Other liabilities	1,832,067		1,422,780

Total liabilities	74,171,317		73,356,981
Stockholders’ equity:
Preferred stock, par value $1.00 per share:
Authorized 10,000,000 shares	-0	-	-0	-
Common stock, par value $.01 a share:
Authorized 1,500,000,000 shares
Issued including treasury stock — 473,756,429 shares in 2005 and 467,084,489 shares in 2004	4,738		4,671
Surplus	7,323,483		7,126,408
Undivided profits	4,034,905		3,662,971
Treasury stock, at cost — 17,408,800 shares in 2005 and 843,000 shares in 2004	(581,890)		(29,395)
Unearned restricted stock	(74,628)		(65,451)
Accumulated other comprehensive (loss) income	(92,325)		50,253

Total stockholders’ equity	10,614,283		10,749,457

	$84,785,600		$84,106,438

(     ) Indicates deduction.

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,

	2005	2004	2003

	(in thousands, except per share amounts)
Interest income:
Interest and fees on loans	$3,546,767	$2,318,684	$1,702,299
Interest on securities:
Taxable interest income	498,666	434,009	348,765
Tax-exempt interest income	28,800	25,319	24,355

Total interest on securities	527,466	459,328	373,120
Interest on loans held for sale	149,167	118,038	95,680
Interest on margin receivables	29,173	19,234	15,921
Income on federal funds sold and securities purchased under agreements to resell	19,301	7,701	5,828
Interest on time deposits in other banks	1,905	797	189
Interest on trading account assets	36,596	31,903	26,093

Total interest income	4,310,375	2,955,685	2,219,130
Interest expense:
Interest on deposits	1,004,727	496,627	430,353
Interest on short-term borrowings	164,816	108,000	101,075
Interest on long-term borrowings	320,213	238,024	213,104

Total interest expense	1,489,756	842,651	744,532

Net interest income	2,820,619	2,113,034	1,474,598
Provision for loan losses	165,000	128,500	121,500

Net interest income after provision for loan losses	2,655,619	1,984,534	1,353,098
Non-interest income:
Brokerage and investment banking	548,662	535,300	552,729
Trust department income	127,766	102,569	69,921
Service charges on deposit accounts	518,388	418,142	288,613
Mortgage servicing and origination fees	145,304	128,845	97,383
Net securities (losses) gains	(18,892)	63,086	25,658
Other	492,204	414,489	317,032

Total non-interest income	1,813,432	1,662,431	1,351,336
Non-interest expense:
Salaries and employee benefits	1,739,017	1,425,075	1,095,781
Net occupancy expense	224,073	160,060	105,847
Furniture and equipment expense	132,776	101,977	81,347
Other	951,090	784,271	509,887

Total non-interest expense	3,046,956	2,471,383	1,792,862

Income before income taxes	1,422,095	1,175,582	911,572
Applicable income taxes	421,551	351,817	259,731

Net income	$1,000,544	$823,765	$651,841

Net income available to common shareholders	$1,000,544	$817,745	$651,841

Average number of shares outstanding	461,171	368,656	274,212
Average number of shares outstanding, diluted	466,183	373,732	277,930
Per share:
Net income	$2.17	$2.22	$2.38
Net income, diluted	2.15	2.19	2.35
Cash dividends declared	1.36	1.33	1.00

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31,

2005	2004	2003

(in thousands)
Operating activities:
Net income	$1,000,544	$823,765	$651,841
Adjustments to reconcile net cash provided by operating activities:
Loss on early extinguishment of debt	10,878	39,620	20,580
Depreciation and amortization of premises and equipment	111,506	82,414	66,080
Provision for loan losses	165,000	128,500	121,500
Net amortization of securities	17,057	24,673	30,656
Amortization of loans and other assets	186,073	139,084	83,639
(Recapture of) provision for impairment of mortgage servicing rights	(32,000)	22,000	(1,000)
Accretion of deposits and borrowings	443	655	953
Provision for losses on other real estate	5,888	2,353	3,600
Deferred income tax (benefit) expense	(53,730)	41,889	16,018
(Gain) loss on sale of premises and equipment	(3,155)	283	(2,226)
Net securities losses (gains)	18,892	(63,086)	(25,658)
(Increase) decrease in trading account assets	(63,406)	252,772	(30,082)
Decrease (increase) in loans held for sale(1)	251,667	299,821	(1,007,584)
Proceeds from securitization of auto loans	-0	-	-0	-	1,186,675
(Increase) decrease in margin receivables	(49,504)	25,762	(71,238)
(Increase) decrease in interest receivable	(75,255)	4,211	47,587
(Increase) decrease in other assets	(135,734)	(119,458)	52,448
Increase (decrease) in other liabilities	539,109	(636,166)	(42,600)
Other	21,954	3,206	4,275

Net cash provided by operating activities	1,916,227	1,072,298	1,105,464
Investing activities:
Net increase in loans(1)	(1,014,109)	(2,771,020)	(1,298,718)
Proceeds from sale of securities available for sale	5,014,256	3,574,799	342,384
Proceeds from maturity of securities held to maturity	1,040	1,544	2,427
Proceeds from maturity of securities available for sale	2,230,748	3,263,805	4,852,168
Purchase of securities held to maturity	(870)	(2,325)	(251)
Purchase of securities available for sale	(6,862,448)	(4,967,143)	(5,377,566)
Net decrease in interest-bearing deposits in other banks	22,920	111,845	207,025
Proceeds from sale of premises and equipment	165,766	22,425	16,066
Purchase of premises and equipment	(307,311)	(131,466)	(70,119)
Net decrease (increase) in customers’ acceptance liability	9,058	29,071	(733)
Acquisitions, net of cash acquired	-0	-	915,369	170,006

Net cash (used) provided by investing activities	(740,950)	46,904	(1,157,311)
Financing activities:
Net increase (decrease) in deposits	1,710,901	3,030,569	(379,900)
Net (decrease) increase in short-term borrowings	(1,029,332)	(1,653,405)	341,581
Proceeds from long-term borrowings	1,038,216	1,534,987	1,224,881
Payments on long-term borrowings	(1,316,999)	(2,718,840)	(928,803)
Net (decrease) increase in bank acceptance liability	(9,058)	(29,071)	733
Cash dividends	(628,610)	(489,817)	(275,475)
Purchase of treasury stock	(552,495)	(187,434)	(49,944)
Proceeds from exercise of stock options	165,980	130,929	40,292

Net cash used by financing activities	(621,397)	(382,082)	(26,635)

Increase (decrease) in cash and cash equivalents	553,880	737,120	(78,482)
Cash and cash equivalents at beginning of year	2,570,962	1,833,842	1,912,324

Cash and cash equivalents at end of year	$3,124,842	$2,570,962	$1,833,842

(1)	In 2004 excludes effect of $430 million non-cash reclassification of loans held for sale to loan portfolio.

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Accumulated
Other	Treasury	Unearned
Common	Undivided	Comprehensive	Stock, At	Restricted
Stock	Surplus	Profits	Income (Loss)	Cost	Stock	Total

(in thousands, except per share amounts)
Balance at December 31, 2002	$138,336	$936,958	$2,952,657	$164,091	$-0	-	$(13,620)	$4,178,422
Comprehensive income:
Net income	651,841	651,841
Unrealized losses on available for sale securities, net of tax and reclassification adjustment	(101,697)	(101,697)
Other comprehensive gain from derivatives, net of tax and reclassification adjustment	1,146	1,146

Comprehensive income	651,841	(100,551)	551,290
Cash dividends declared:
Regions-$1.00 per share	(275,475)	(275,475)
Purchase of treasury stock	(49,944)	(49,944)
Stock issued to employees under incentive plans, net	147	7,534	(10,482)	(2,801)
Stock options exercised	1,115	39,177	40,292
Amortization of unearned restricted stock	10,331	10,331

Balance at December 31, 2003	$139,598	$983,669	$3,329,023	$63,540	$(49,944)	$(13,771)	$4,452,115
Comprehensive income:
Net income	823,765	823,765
Unrealized losses on available for sale securities, net of tax and reclassification adjustment	(15,752)	(15,752)
Other comprehensive gain from derivatives, net of tax and reclassification adjustment	2,465	2,465

Comprehensive income	823,765	(13,287)	810,478
Cash dividends declared:
Regions-$1.33 per share	(489,817)	(489,817)
Purchase of treasury stock	(186,276)	(186,276)
Treasury stock retired and reissued	(3,464)	(203,361)	206,825	-0	-
Reclassification for exchange of 1.2346 shares of $.01 par value common stock for 1 share of $.625 par value common stock in connection with merger	(134,765)	134,765	-0	-
Common stock transactions:
Stock issued for acquisitions	1,903	6,028,077	6,029,980
Stock issued to employees under incentive plans, net	482	54,404	(64,613)	(9,727)
Stock options exercised	917	130,012	130,929
Settlement of accelerated stock repurchase agreement	(1,158)	(1,158)
Amortization of unearned restricted stock	12,933	12,933

Balance at December 31, 2004	$4,671	$7,126,408	$3,662,971	$50,253	$(29,395)	$(65,451)	$10,749,457
Comprehensive income:
Net income	1,000,544	1,000,544
Unrealized losses on available for sale securities, net of tax and reclassification adjustment	(136,881)	(136,881)
Other comprehensive loss from derivatives, net of tax and reclassification adjustment	(5,697)	(5,697)

Comprehensive income	1,000,544	(142,578)	857,966
Cash dividends declared:
Regions-$1.36 per share	(628,610)	(628,610)
Purchase of treasury stock	(552,495)	(552,495)
Common stock transactions:
Stock issued to employees under incentive plans, net	9	31,153	(35,994)	(4,832)
Stock options exercised	58	165,922	165,980
Amortization of unearned restricted stock	26,817	26,817

Balance at December 31, 2005	$4,738	$7,323,483	$4,034,905	$(92,325)	$(581,890)	$(74,628)	$10,614,283

Disclosure of 2005 Reclassification Amount:
Unrealized holding losses, net of $88,370 in income taxes, on available for sale securities arising during the period	$(149,161)
Less: Reclassification adjustment, net of $6,612 in income taxes, for net losses realized in net income	(12,280)
Unrealized holding loss on derivatives, net of $3,303 in income taxes	(5,301)
Less: Reclassification adjustment, net of ($213) in income taxes, for amortization of cash flow hedges	396

Comprehensive loss, net of $85,274 in income taxes	$(142,578)

( )	Indicates deduction.

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Summary of Significant Accounting Policies

      The accounting and reporting policies of Regions Financial Corporation (“Regions” or “the Company”) conform with accounting principles generally accepted in the United States and with general financial services industry practices. Regions provides a full range of banking and bank-related services to individual and corporate customers through its subsidiaries and branch offices located primarily in Alabama, Arkansas, Florida, Georgia, Illinois, Indiana, Iowa, Kentucky, Louisiana, Mississippi, Missouri, North Carolina, South Carolina, Tennessee, Texas and Virginia. The Company is subject to intense competition from other financial institutions and is also subject to the regulations of certain government agencies and undergoes periodic examinations by those regulatory authorities.

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

      The amortized cost of debt securities classified as securities held to maturity or securities available for sale is adjusted for amortization of premiums and accretion of discounts to maturity, or in the case of mortgage-backed securities, over the estimated life of the security, using the effective yield method. Such amortization or accretion is included in interest on securities. Realized gains and losses are included in net securities gains (losses). The cost of the securities sold is based on the specific identification method.

Trading Account Assets

      Trading account assets, which are held for the purpose of selling at a profit, consist of debt and marketable equity securities and are carried at estimated fair value. Gains and losses, both realized and unrealized, are included in brokerage income. Trading account net gains totaled $6.9 million (including $667,000 of net unrealized losses), $9.5 million (including $3.2 million net unrealized losses) and $16.0 million (including $543,000 of net unrealized gains) in 2005, 2004 and 2003, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Loans Held for Sale

      At December 31, 2005, loans held for sale included single-family real estate mortgage loans. At December 31, 2004, this category also included factored accounts receivables, which were sold in 2005. Mortgage loans held for sale have been designated as one of the hedged items in a fair value hedging relationship under Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“Statement 133”). Therefore, to the extent changes in fair value are attributable to the interest rate risk being hedged, the change in fair value is recognized in income as an adjustment to the carrying amount of mortgage loans held for sale. Otherwise, mortgage loans held for sale are accounted for under the lower of aggregate cost or market method. The fair values are based on quoted market prices of similar instruments, adjusted for differences in loan characteristics. Gains and losses on mortgages held for sale are included in other non-interest income.

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

Loans and Allowance for Loan Losses

      Interest on loans is accrued based upon the principal amount outstanding. Generally, Regions defers nonrefundable loan origination fees and the direct costs of origination loans. The net deferred amount is recognized as an adjustment to income over the lives of the related loans.

      Through provisions charged directly to operating expense, Regions has established an allowance for loan losses. This allowance is reduced by actual loan losses and increased by subsequent recoveries, if any. It is Regions’ policy that when a loss is identified, it is charged against the allowance for loan losses in the current period. The policy regarding loan charge-offs requires immediate recognition of a loss if significant doubt exists as to principal repayment.

      The allowance for loan losses is maintained at a level believed adequate by management to absorb probable losses in the loan portfolio. Management’s determination of the adequacy of the allowance is based on an evaluation of the portfolio, historical loan loss experience, current economic conditions, collateral values of properties securing loans, volume, growth, quality and composition of the loan portfolio, regulatory guidance and other relevant factors. Unfavorable changes in any of these, or other factors, or the availability of new information, could require that the allowance for loan losses be increased in future periods. No portion of the resulting allowance is restricted to any individual loan or group of loans. The entire allowance is available to absorb losses from any and all loans.

      Loans are placed on non-accrual status when collectibility is in doubt and the loan is not well secured or in process of collection. On loans which are on non-accrual status (including impaired loans), it is Regions’ policy to reverse interest previously accrued on the loan against interest income. Interest on such loans is thereafter recorded on a “cash basis” and is included in earnings only when actually received in cash and when full payment of principal is no longer doubtful.

      Regions’ determination of its allowance for loan losses is determined in accordance with Statement of Financial Accounting Standards No. 114 “Accounting by Creditors for Impairment of a Loan” (“Statement 114”) and Statement of Financial Accounting Standards No. 5 “Accounting for Contingencies” (“Statement 5”). In determining the amount of the allowance for loan losses, management uses information from its ongoing loan review process to stratify the loan portfolio into loan pools with common risk characteristics. The higher-risk-graded loans in the portfolio are assigned estimated amounts of loss based on several factors, including current and historical loss experience of each higher-risk category, regulatory guidelines for losses in each higher-risk category and management’s judgment of economic conditions and the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

resulting impact on higher-risk-graded loans. All loans deemed to be impaired, which include non-accrual loans, excluding loans to individuals, with outstanding balances greater than $1 million, are evaluated individually. Because the vast majority of these loans are dependent upon collateral for repayment, impairment is measured by evaluating collateral value as compared to the current investment in the loan. For all other loans, Regions compares the amount of estimated discounted cash flows to the investment in the loan. In the event a particular loan’s collateral value or discounted cash flows is not sufficient to support the collection of the investment in the loan, the loan is specifically considered in the determination of the allowance for loan losses or a charge is immediately taken against the allowance for loan losses.

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

Asset Securitizations

      Regions has securitized certain automobile loans and transferred these loans into a trust to legally isolate the assets from Regions Bank, a subsidiary of the Company. In accordance with Statement of Financial Accounting Standards No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities a Replacement of FASB Statement 125” (“Statement 140”), securitized loans are removed from the balance sheet and a net gain or loss is recognized in income at the time of initial sale. Net gains or losses resulting from securitizations are recorded in other non-interest income.

      Retained interests in the subordinated tranches and interest-only strips are recorded at fair value and included in the available for sale securities portfolio. Subsequent adjustments to the fair value are recorded through other comprehensive income. The Company used assumptions and estimates in determining the fair value allocated to the retained interests at the time of sale in accordance with Statement 140. These assumptions and estimates include projections concerning rates charged to customers, the expected life of the receivables, loan losses, prepayment rates, the cost of funds, and discount rates associated with the risks involved. Adverse changes related to any of the assumptions used in determining fair value could result in a reduced yield on the security over future periods, or, in some cases, a realized write-down of the security carrying amount through the income statement in the period of a decline in value.

      Management reviews the historical performance of the retained interests and the assumptions used to project future cash flows on a quarterly basis. Upon review, assumptions may be revised and the present value of future cash flows recalculated.

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

      The excess of cost over the fair value of net assets of acquired businesses totaled $5.0 billion (net of accumulated amortization of $197.8 million) at December 31, 2005 and 2004. The Company’s excess purchase price, which is primarily related to banking, is tested for impairment on an annual basis, or more often if events or circumstances indicate that there may be impairment. Adverse changes in the economic environment, operations of the business unit, or other factors could result in a decline in the implied fair value. If the implied fair value is less than the carrying amount, a loss would be recognized to reduce the carrying amount to implied fair value.

      Core deposit intangible assets totaled $301.4 million (net of accumulated amortization of $75.0 million) and $347.4 million (net of accumulated amortization of $29.0 million) at December 31, 2005 and 2004, respectively. In 2005, 2004 and 2003, Regions’ amortization of core deposit intangible assets was $46.1 million, $26.4 million and $1.3 million, respectively. Regions’ core deposit intangible assets are being amortized on an accelerated basis over a six year average period. The aggregate amount of amortization expense is estimated to be $38.7 million in 2006, $33.9 million in 2007, $29.8 million in 2008 and $28.3 million in 2009 and 2010.

      Amounts capitalized for the right to service mortgage loans, which totaled $412.0 million at December 31, 2005, and $396.6 million at December 31, 2004, are being amortized over the estimated remaining servicing life of the loans, considering appropriate prepayment assumptions. Mortgage servicing rights are accounted for under the lower of cost or market method. The estimated fair values of capitalized mortgage servicing rights were $412.0 million and $396.6 million at December 31, 2005 and 2004, respectively. The fair value of mortgage servicing rights is calculated by discounting estimated future cash flows from the servicing assets, using market discount rates, and using expected rates, servicing costs and other factors. In 2005, 2004 and 2003, Regions capitalized $72.0 million, $70.7 million and $60.9 million in mortgage servicing rights, respectively. In 2005, 2004 and 2003, Regions’ amortization of mortgage servicing rights was $84.5 million, $62.8 million and $42.1 million, respectively. In addition, during 2004, Regions added $352.6 million in mortgage serving rights from the Union Planters Corporation (“Union Planters”) transaction and sold $68.8 million in servicing rights. Mortgage servicing assets are evaluated periodically for impairment. For purposes of evaluating impairment, the Company stratifies its mortgage servicing portfolio on the basis of certain risk characteristics including loan type and note rate. Changes in interest rates, prepayment speeds, or other factors, could result in impairment of the servicing asset and a charge against earnings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A summary of mortgage servicing rights is presented as follows:

	2005		2004

	(in thousands)
Balance at beginning of year	$458,053		$166,346
Amounts capitalized	71,968		70,745
Amounts added in Union Planters transaction	-0	-	352,574
Sale of servicing assets	(4,007)		(68,795)
Amortization	(84,506)		(62,817)

	441,508		458,053
Valuation allowance	(29,500)		(61,500)

Balance at end of year	$412,008		$396,553

      The changes in the valuation allowance for servicing assets for the years ended December 31, 2005 and 2004 were as follows:

	2005	2004

	(in thousands)
Balance at beginning of the year	$61,500	$39,500
(Recapture of) provisions for impairment valuation	(32,000)	22,000

Balance at end of the year	$29,500	$61,500

      Data and assumptions used in the fair value calculation for the years ended December 31, 2005 and 2004 are as follows:

	2005	2004

Weighted average prepayment speeds	250	325
Weighted average discount rate	9.40%	9.50%
Weighted average coupon interest rate	6.04%	6.09%
Weighted average remaining maturity (months)	278	279
Weighted average service fee (basis points)	31.25	33.22

      In May 2004, as part of the acquisition of Evergreen Timber Investment Management (“ETIM”), Regions recorded intangible assets related to existing customer relationships and employment agreements with certain individuals in the amounts of $8.6 million and $1.5 million, respectively. In 2005 and 2004, amortization of customer relationships was $860,000 and $430,000, respectively and amortization of employment agreements was $365,000 and $182,500, respectively. These assets are being amortized on a straight line basis over a five year and two year average period, respectively.

      In 2005, Regions acquired an oil and gas valuation and brokerage entity as well as various insurance production activities. As part of these acquisitions, Regions recorded intangible assets related to employment agreements with certain individuals in the amount of $4.4 million and customer relationships in the amount of $1.3 million. In 2005, amortization of these intangible assets was approximately $892,000. These assets are being amortized on a straight line basis over a five year period.

      Other identifiable intangible assets, including core deposit intangible assets, employment agreements and customer relationships, are reviewed at least annually for events or circumstances which could impact the recoverability of the intangible asset, such as loss of core deposits, increased competition or adverse changes in the economy. To the extent an other identifiable intangible asset is deemed unrecoverable, an impairment loss is recorded to reduce the carrying amount to the fair value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Derivative Financial Instruments and Hedging Activities

      The Company enters into derivative financial instruments to manage interest rate risk, facilitate asset/liability management strategies and manage other exposures. All derivative financial instruments are recognized on the statement of condition as assets or liabilities at fair value as required by Statement 133. It is Regions’ policy to enter into master netting agreements with counterparties and to require collateral based on counterparty credit ratings to cover exposures.

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

Income Taxes

      Regions and its subsidiaries file various federal and state income tax returns, including some returns that are consolidated with subsidiaries. Regions accounts for the current and future tax effects of such returns using the asset and liability method pursuant to Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” (“Statement 109”). Under this method, Regions provides deferred tax assets and liabilities by applying federal and state tax rates currently in effect to its cumulative temporary differences. Temporary differences are differences between financial statement carrying amounts and the corresponding tax bases of assets and liabilities.

      From time to time Regions engages in business plans that may also have an effect on its tax liabilities. If the tax effects of a plan are significant, Regions’ practice is to obtain the opinion of advisors that the tax effects of such plans should prevail if challenged. Examination of Regions’ income tax returns or changes in tax law may impact the tax benefits of these plans. Regions believes adequate provisions for income tax have been recorded for all years open for review.

Per Share Amounts

      Earnings per share computations are based upon the weighted average number of shares outstanding during the periods. Diluted earnings per share computations are based upon the weighted average number of shares outstanding during the period plus the dilutive effect of outstanding stock options and stock performance awards.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Treasury Stock

      The purchase of the Company’s common stock is recorded at cost. At the date of retirement or subsequent reissuance, the treasury stock account is reduced by the cost of such stock.

Statement of Cash Flows

      Cash equivalents include cash and due from banks and federal funds sold and securities purchased under agreements to resell. Regions paid $1.5 billion in 2005, $760 million in 2004 and $756 million in 2003 for interest on deposits and borrowings. Income tax payments totaled $172 million for 2005, $212 million for 2004, and $135 million for 2003. Loans transferred to other real estate totaled $164 million in 2005, $261 million in 2004 and $112 million in 2003. In 2004, Regions reclassified $430 million of indirect consumer auto loans from loans held for sale to the loan portfolio. In June 2004, Regions retired 6.8 million shares of treasury stock, with a cost of $207 million.

Note 2.	Restrictions on Cash and Due From Banks

      Regions Bank is required to maintain reserve balances with the Federal Reserve Bank. The average amount of the reserve balances maintained for the years ended December 31, 2005 and 2004, was approximately $174.8 million and $152.9 million, respectively.

Note 3.	Securities

      The amortized cost and estimated fair value of securities held to maturity and securities available for sale at December 31, 2005, are as follows:

	December 31, 2005

		Gross		Gross
		Unrealized		Unrealized	Estimated
	Cost	Gains		Losses	Fair Value

	(in thousands)
Securities held to maturity:
U.S. Treasury & Federal agency securities	$31,464	$-0	-	$(4,357)	$27,107
Securities available for sale:
U.S. Treasury & Federal agency securities	$3,421,453	$10,389		$(47,133)	$3,384,709
Obligations of states and political subdivisions	436,020	12,014		(839)	447,195
Mortgage backed securities	7,543,118	18,910		(134,142)	7,427,886
Other securities	107,793	707		(337)	108,163
Equity securities	579,013	869		(25)	579,857

Total	$12,087,397	$42,889		$(182,476)	$11,947,810

      The following tables present the age of gross unrealized losses and fair value by investment category for securities available for sale at December 31, 2005 and 2004:

	December 31, 2005

	Less Than Twelve Months		Twelve Months or More		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

	(in thousands)
U.S. Treasury & Federal agency securities	$1,482,667	$(26,829)	$769,299	$(20,304)	$2,251,966	$(47,133)
Mortgage backed securities	3,896,822	(46,356)	2,519,528	(87,786)	6,416,350	(134,142)
All other securities	119,975	(1,131)	1,933	(70)	121,908	(1,201)

Total	$5,499,464	$(74,316)	$3,290,760	$(108,160)	$8,790,224	$(182,476)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2004

	Less Than Twelve Months		Twelve Months or More				Total

	Fair	Unrealized	Fair		Unrealized		Fair	Unrealized
	Value	Losses	Value		Losses		Value	Losses

	(in thousands)
U.S. Treasury & Federal agency securities	$2,347,110	$(22,575)	$-0	-	$-0	-	$2,347,110	$(22,575)
Mortgage-backed securities	2,386,039	(24,392)	811,179		(17,123)		3,197,218	(41,515)
All other securities	54,111	(328)	128		(37)		54,239	(365)

Total	$4,787,260	$(47,295)	$811,307		$(17,160)		$5,598,567	$(64,455)

      Management does not believe any individual unrealized loss as of December 31, 2005 represented an other-than-temporary impairment. The unrealized losses related primarily to the impact of changes in interest rates on U.S. Treasury and Federal agency securities and mortgage-backed securities.

      The cost and estimated fair value of securities held to maturity and securities available for sale at December 31, 2005, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2005

		Estimated
		Fair
	Cost	Value

	(in thousands)
Securities held to maturity:
Due in one year or less	$7,849	$6,837
Due after one year through five years	10,345	8,832
Due after five years through ten years	7,321	6,367
Due after ten years	5,949	5,071

Total	$31,464	$27,107

Securities available for sale:
Due in one year or less	$529,509	$526,516
Due after one year through five years	1,475,313	1,444,640
Due after five years through ten years	1,865,460	1,872,729
Due after ten years	94,984	96,182
Mortgage-backed securities	7,543,118	7,427,886
Equity securities	579,013	579,857

Total	$12,087,397	$11,947,810

      Proceeds from sales of securities available for sale in 2005 were $5.0 billion. Gross realized gains and losses were $61.6 million and $80.5 million, respectively. Proceeds from sales of securities available for sale in 2004 were $3.6 billion, with gross realized gains and losses of $63.6 million and $463,000, respectively. Proceeds from sales of securities available for sale in 2003 were $342 million, with gross realized gains and losses of $25.8 million and $140,000, respectively.

      A $12.3 million net security loss was recognized in income and reclassified out of accumulated other comprehensive income in 2005. Net gains of $41.0 million and $18.3 million were recognized in 2004 and 2003, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The amortized cost and estimated fair value of securities held to maturity and securities available for sale at December 31, 2004, are as follows:

December 31, 2004

Gross	Gross
Unrealized	Unrealized	Estimated
Cost	Gains	Losses	Fair Value

(in thousands)
Securities held to maturity:
U.S. Treasury & Federal agency securities	$31,152	$-0	-	$(778)	$30,374

Securities Available for Sale:
U.S. Treasury & Federal agency securities	$4,360,283	$37,989	$(22,575)	$4,375,697
Obligations of states and political subdivisions	542,116	27,274	(330)	569,060
Mortgage-backed securities	6,946,451	75,577	(41,515)	6,980,513
Other securities	176,187	3,187	-0	-	179,374
Equity securities	480,470	358	(35)	480,793

Total	$12,505,507	$144,385	$(64,455)	$12,585,437

      Securities with carrying values of $8.2 billion and $10.0 billion at December 31, 2005, and 2004, respectively, were pledged to secure public funds, trust deposits and certain borrowing arrangements.

Note 4.	Loans

      The loan portfolio at December 31, 2005 and 2004 consisted of the following:

	December 31,

	2005	2004

	(in thousands)
Commercial	$14,887,448	$15,179,622
Real estate — construction	7,376,750	5,488,034
Real estate — mortgage	27,032,273	27,645,299
Consumer	9,295,345	9,422,609

	58,591,816	57,735,564
Unearned income	(186,903)	(208,610)

Total	$58,404,913	$57,526,954

      Directors and executive officers of Regions and its principal subsidiaries, including the directors’ and officers’ families and affiliated companies, are loan and deposit customers and have other transactions with Regions in the ordinary course of business. Total loans to these persons (excluding loans which in the aggregate do not exceed $60,000 to any such person) at December 31, 2005, and 2004, were approximately $131 million and $115 million, respectively. During 2005, $80 million of new loans were made and repayments totaled $64 million. These loans were made in the ordinary course of business and on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other persons and involve no unusual risk of collectibility.

      Regions’ recorded recourse liability, which primarily relates to residential mortgage loans, totaled $67.6 million and $34.2 million at December 31, 2005 and 2004, respectively.

      The loan portfolio is diversified geographically, primarily within Alabama, Arkansas, Florida, Georgia, Illinois, Indiana, Iowa, Kentucky, Louisiana, Mississippi, Missouri, North Carolina, South Carolina, Tennessee, Texas and Virginia.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The recorded investment in impaired loans was $64.3 million at December 31, 2005, and $94.8 million at December 31, 2004. The average amount of impaired loans during 2005 was $111.0 million and $69.9 million during 2004. The allowance related to impaired loans totaled $5.5 million at December 31, 2005 and $8.7 million at December 31, 2004.

      At December 31, 2005, non-accrual loans totaled $341.2 million compared to $388.4 million at December 31, 2004. Loans contractually past due 90 days or more totaled $87.5 million and $74.8 million at December 31, 2005 and 2004, respectively.

      The amount of interest income recognized in 2005 on the $341.2 million of non-accruing loans outstanding at year-end was approximately $11.7 million. If these loans had been current in accordance with their original terms, approximately $36.7 million would have been recognized on these loans in 2005.

Note 5.	Allowance For Loan Losses

      An analysis of the allowance for loan losses follows:

	2005		2004	2003

	(in thousands)
Balance at beginning of year	$754,721		$454,057	$437,164
Allowance of purchased institutions at acquisition date	-0	-	303,144	-0	-
Provision charged to operating expense	165,000		128,500	121,500
Loan losses:
Charge-offs	(211,730)		(188,372)	(144,869)
Recoveries	75,545		57,392	40,262

Net loan losses	(136,185)		(130,980)	(104,607)

Balance at end of year	$783,536		$754,721	$454,057

Note 6.	Asset Securitizations

      During 2003, Regions securitized and sold approximately $1.2 billion of indirect consumer auto loans. The sale of these loans resulted in net gains recorded in other non-interest income of $3.3 million and retained interest-only strips with initial carrying values of $45.0 million for securitizations during 2003. The interest-only strips are classified as available for sale securities. No loans were securitized or sold in 2004 or 2005.

      During 2004, in connection with the acquisition of Union Planters, Regions acquired approximately $102 million of retained interest-only strips related to mortgage loan securitizations. Currently, it is not Regions’ practice to securitize mortgage loans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes certain cash flows received from securitization trusts in 2005, 2004 and 2003, related to prior sales, and the key economic assumptions used in measuring the interest-only strips as of the dates of such sales:

	2005		2004		2003

	(dollar amounts in millions)
Cash flow information:
Proceeds from securitizations	$-0	-	$-0	-	$1,186.7
Servicing fees received	6.8		12.4		10.1
Other cash flows received	17.1		28.5		26.3
Key assumptions:
Weighted average life (months)	N/A		N/A		21-26
Monthly principal prepayment rate	N/A		N/A		1.50%
Expected cumulative loan losses	N/A		N/A		1.31- 1.43%
Annual discount rate	N/A		N/A		12.00%

      The following table outlines the key economic assumptions used in the valuation of all retained interest-only strips at December 31, 2005 and the sensitivity of the fair values to immediate 10% and 20% adverse changes in the current assumptions:

	Indirect Auto Loans	Mortgage Loans

	(dollar amounts in millions)
Valuation assumptions:
Weighted average life (months)	10	41
Monthly principal prepayment rate	1.00-1.50%	3.16%
Expected cumulative loan losses	1.33-1.40%	0.75%
Annual discount rate	12.00%	9.50%
Retained interest sensitivity:
Fair value of interest-only strips	$21.3	$83.1
Monthly principal prepayment rate:
Impact of 10% adverse change	$(0.2)	$(1.1)
Impact of 20% adverse change	(0.5)	(2.0)
Expected remaining loan losses
Impact of 10% adverse change	$(0.4)	$(0.2)
Impact of 20% adverse change	(0.7)	(0.3)
Annual discount rate
Impact of 10% adverse change	$(0.2)	$(0.8)
Impact of 20% adverse change	(0.4)	(1.5)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A summary of managed indirect consumer auto loans, which represent both owned and securitized loans, along with information about delinquencies and net credit losses follows:

			Year Ended
	As of December 31, 2005		December 31, 2005

		Loans Past
	Principal	Due 30 Days	Net Credit
	Balance	Or More	Losses

	(in millions)
Total auto loans managed or securitized	$781.9	$20.0	$9.0
Less:
Loans securitized	446.6

Loans held in portfolio	$335.3

Note 7.	Premises and Equipment

      A summary of premises and equipment follows:

	December 31,

	2005	2004

	(in thousands)
Land	$235,566	$254,826
Premises	923,367	875,134
Furniture and equipment	676,649	616,305
Leasehold improvements	76,590	74,039

	1,912,172	1,820,304
Allowances for depreciation and amortization	(789,883)	(731,210)

Total	$1,122,289	$1,089,094

      Net occupancy expense is summarized as follows:

	Year Ended December 31,

	2005	2004	2003

	(in thousands)
Gross occupancy expense	$235,633	$170,248	$114,532
Less: rental income	11,560	10,188	8,685

Net occupancy expense	$224,073	$160,060	$105,847

Note 8.	Other Real Estate

      Other real estate acquired in satisfaction of indebtedness (“foreclosure”) is carried in other assets at the lower of the recorded investment in the loan or fair value less estimated cost to sell. Other real estate totaled $65.5 million at December 31, 2005, and $63.6 million at December 31, 2004. Gain or loss on the sale of other real estate is included in other non-interest expense.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9.	Deposits

      The following schedule presents the detail of interest-bearing deposits:

	December 31,

	2005	2004

	(in thousands)
Interest-bearing transaction accounts	$2,756,556	$3,234,985
Interest-bearing accounts in foreign office	4,442,565	5,128,851
Savings accounts	3,037,687	2,867,669
Money market savings accounts	15,414,325	14,409,091
Certificates of deposit ($100,000 or more)	7,412,359	7,128,790
Time deposits ($100,000 or more)	387,193	387,882
Other interest-bearing deposits	13,228,644	14,085,618

Total	$46,679,329	$47,242,886

      The following schedule details interest expense on deposits:

	Year Ended December 31,

	2005	2004	2003

	(in thousands)
Interest-bearing transaction accounts	$52,842	$30,665	$21,291
Interest-bearing accounts in foreign office	144,896	54,351	37,524
Savings accounts	7,992	4,718	3,832
Money market savings accounts	104,693	51,382	36,595
Certificates of deposit ($100,000 or more)	255,787	106,034	81,987
Other interest-bearing deposits	438,517	249,477	249,124

Total	$1,004,727	$496,627	$430,353

      The aggregate amount of maturities of all time deposits (deposits with stated maturities, consisting primarily of certificates of deposit and IRAs) in each of the next five years is as follows: 2006-$14.7 billion; 2007-$3.2 billion; 2008-$1.0 billion; 2009-$573.0 million; and 2010-$460.4 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10.	Borrowed Funds

      Following is a summary of short-term borrowings:

	December 31,

	2005		2004		2003

	(in thousands)
Federal funds purchased	$1,195,790		$1,872,119		$738,371
Securities sold under agreements to repurchase	2,732,395		2,807,807		2,293,335
Federal Home Loan Bank structured notes	-0	-	350,000		350,000
Notes payable to unaffiliated banks	129,700		56,400		91,200
Commercial paper	-0	-	-0	-	5,500
Treasury, tax and loan note	-0	-	5,000		-0	-
Due to brokerage customers	547,666		457,702		544,832
Derivative collateral/broker margin calls	22,537		75,846		68,332
Short-sale liability	338,191		370,737		335,468

Total	$4,966,279		$5,995,611		$4,427,038

	December 31,

	2005	2004	2003

	(in thousands)
Maximum amount outstanding at any month-end:
Federal funds purchased and securities sold under agreements to repurchase	$5,233,068	$7,305,050	$4,352,219
Aggregate short-term borrowings	6,529,929	8,600,110	6,452,116
Average amount outstanding
(based on average daily balances)	5,517,576	6,245,334	5,316,272
Weighted average interest rate at year-end	5.4%	2.3%	1.4%
Weighted average interest rate on amounts outstanding during the year (based on average daily balances)	3.0%	1.7%	1.9%

      Federal funds purchased and securities sold under agreements to repurchase had weighted average maturities of forty two days, one hundred six days, and four hundred forty four days at December 31, 2005, 2004 and 2003, respectively. Weighted average rates on these dates were 6.0%, 2.1%, and 0.9%, respectively.

      During 2005, $350 million of short-term FHLB structured notes matured, leaving no outstanding balance at December 31, 2005. The structured notes had a weighted average rate of 6.3% at December 31, 2004 and 2003.

      Morgan Keegan maintains certain lines of credit with unaffiliated banks that provide for maximum borrowings of $335 million. As of December 31, 2005 and 2004, $129.7 million and $56.4 million were outstanding under these agreements, respectively. These agreements had weighted average interest rates of 4.5% and 2.6% at December 31, 2005 and 2004, respectively.

      As of December 31, 2003, commercial paper balances outstanding were $5.5 million, weighted average maturities were 335 days, and the weighted average interest rate was 3.7%.

      Through Morgan Keegan, Regions maintains a due to brokerage customer position, which represents liquid funds in the customers’ brokerage accounts. At December 31, 2005, these funds had an interest rate of 1.7%. At December 31, 2004, these funds had an interest rate of 0.6%.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Regions holds cash as collateral for certain derivative and other transactions with customers and other third parties. Upon the expiration of these agreements, cash held as collateral will be remitted to the counterparty. As of December 31, 2005 these balances totaled $22.5 million, with an interest rate of 4.1%. As of December 31, 2004, these balances totaled $75.8 million, with an interest rate of 2.0%.

      The short-sale liability represents Regions’ trading obligation to deliver certain securities at a predetermined date and price. These securities had weighted average interest rates of 4.4%, 3.4% and 2.8% at December 31, 2005, 2004 and 2003, respectively.

      Long-term borrowings consist of the following:

	December 31,

	2005		2004

	(in thousands)
6.375% subordinated notes due 2012	$600,000		$600,000
7.00% subordinated notes due 2011	500,000		500,000
7.75% subordinated notes due 2024	100,000		100,000
6.75% subordinated notes due 2005	-0	-	103,225
6.50% subordinated notes due 2018	313,779		319,873
7.75% subordinated notes due 2011	557,156		568,219
4.50% senior notes due 2008	350,000		-0	-
Floating rate senior notes due 2008	400,000		-0	-
Senior holding company notes due 2010	486,668		483,956
Senior bank notes	1,010,182		1,017,050
Federal Home Loan Bank structured notes	1,035,000		1,785,000
Federal Home Loan Bank advances	837,300		945,916
8.00% junior subordinated notes	300,640		300,685
8.20% junior subordinated notes	223,503		224,330
Mark-to-market on hedged long-term debt	10,121		125,294
Other long-term debt	247,331		166,037

Total	$6,971,680		$7,239,585

      As of December 31, 2005, Regions had subordinated notes of $2.1 billion, including five issuances with interest rates ranging from 6.375% to 7.75%. The 2004 acquisition of Union Planters added $1.0 billion in subordinated notes. All issues of these notes are subordinated and subject in right of payment of principal and interest to the prior payment in full of all senior indebtedness of the Company, generally defined as all indebtedness and other obligations of the Company to its creditors, except subordinated indebtedness. Payment of the principal of the notes may be accelerated only in the case of certain events involving bankruptcy, insolvency proceedings or reorganization of the Company. The subordinated notes described above, qualify as Tier 2 capital under Federal Reserve guidelines.

      In connection with the acquisition of Union Planters, Regions assumed $484 million of 4.375% senior holding company notes due December 1, 2010. In addition, during 2005, Regions issued $750 million of senior debt notes ($400 million of 3-year floating rate notes and $350 million of 3-year fixed rate notes).

      In September 2003, Regions issued $400 million of 2.9% senior bank notes, due December 15, 2006. These balances remained outstanding at December 31, 2005. The acquisition of Union Planters added $617 million of 5.125% senior bank notes, due June 15, 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Federal Home Loan Bank structured notes have various stated maturities but are callable, by the Federal Home Loan Bank, between one to two years. The structured notes had a weighted average interest rate of 4.8% at December 31, 2005.

      Federal Home Loan Bank advances represent borrowings with fixed interest rates ranging from 0.5% to 7.4% and with maturities of one to nineteen years. These borrowings, as well as the short-term borrowings from the Federal Home Loan Bank, are secured by Federal Home Loan Bank stock (carried at cost of $342.7 million) and by first mortgage loans on one- to four-family dwellings held by Regions Bank (approximately $6.0 billion at December 31, 2005). The maximum amount that could be borrowed from Federal Home Loan Banks under the current borrowing agreements is approximately $24.3 billion.

      In February 2001, Regions issued $288 million of 8.00% trust preferred securities. These securities have a 30-year term, are callable in five years and qualify as Tier 1 Capital. In addition, Regions assumed $4 million of trust preferred securities in connection with an acquisition in 2001. Effective December 31, 2003, these trust preferred securities were deconsolidated in accordance with Financial Accounting Standards Board Interpretation No. 46 “Consolidation of Variable Interest Entities” (“FIN 46”) (see Note 19 “Variable Interest Entities” to the consolidated financial statements) and are no longer included in Regions’ statement of condition.

      As a result of the deconsolidation of trust preferred securities, effective December 31, 2003, Regions began reporting $301 million of junior subordinated notes. These junior subordinated notes were issued by Regions to two subsidiary business trusts, which issued the trust preferred securities discussed previously (see Note 19 “Variable Interest Entities” to the consolidated financial statements). In connection with the acquisition of Union Planters, Regions assumed $224.3 million of 8.2% junior subordinated notes which were issued to subsidiary business trusts. Subsequent to December 31, 2005, the $288 million of Regions trust preferred securities were called and related junior subordinated notes were extinguished.

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

      Other long-term debt at December 31, 2005, had a weighted average interest rate of 7.9% and a weighted average maturity of 14 years. Regions has $80.8 million included in other long-term debt in connection with the seller-lessee transaction with continuing involvement (see Note 12 “Leases” to the consolidated financial statements).

      The aggregate amount of maturities of all long-term debt in each of the next five years is as follows: 2006-$1.0 billion; 2007-$258.2 million; 2008-$824.3 million; 2009-$1.1 billion; and 2010-$655.7 million.

      Substantially all net assets are owned by subsidiaries. The primary source of operating cash available to Regions is provided by dividends from subsidiaries. Statutory limits are placed on the amount of dividends the subsidiary bank can pay without prior regulatory approval. In addition, regulatory authorities require the maintenance of minimum capital-to-asset ratios at banking subsidiaries. At December 31, 2005, Regions Bank could pay approximately $1.1 billion in dividends without prior approval.

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

      Regions has a defined-benefit pension plan covering substantially all employees employed at or before December 31, 2000. After January 1, 2001, the plan was closed to new entrants. Benefits under the plan are based on years of service and the employee’s highest five years of compensation during the last ten years of employment. Regions’ funding policy is to contribute annually at least the amount required by IRS minimum funding standards. Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future.

      The Company also sponsors a supplemental executive retirement program, which is a non-qualified plan that provides certain senior executive officers defined pension benefits in relation to their compensation.

      The following table sets forth the plans’ funded status, using a September 30 measurement date, and amounts recognized in the consolidated statement of condition:

	December 31,

	2005	2004

	(in thousands)
Change in benefit obligation
Projected benefit obligation, beginning of year	$393,235	$353,962
Service cost	15,369	15,366
Interest cost	24,464	22,965
Actuarial losses	50,038	15,735
Benefit payments	(17,932)	(14,793)

Projected benefit obligation, end of year	$465,174	$393,235

Change in plan assets
Fair value of plan assets, beginning of year	$345,420	$297,543
Actual return on plan assets	47,588	20,009
Company contributions	26,955	42,661
Benefit payments	(17,932)	(14,793)

Fair value of plan assets, end of year	$402,031	$345,420

Funded status of plan	$(63,143)	$(47,815)
Unrecognized net actuarial loss	135,360	121,552
Unamortized prior service cost	(575)	(973)

Prepaid pension cost	$71,642	$72,764

      The accumulated benefit obligation at the end of 2005 and 2004 was $424.2 million and $353.3 million, respectively. Pension liabilities for the supplemental executive retirement program of $29.3 million and $22.1 million were recorded at December 31, 2005 and December 31, 2004, respectively and were included in the $71.6 million and $72.8 million prepaid pension cost, respectively.

      Net pension cost included the following components:

	Year Ended December 31,

	2005	2004	2003

	(in thousands)
Service cost-benefits earned during the period	$15,369	$15,366	$12,894
Interest cost on projected benefit obligation	24,464	22,965	20,867
Expected return on plan assets	(28,772)	(24,743)	(21,127)
Net amortization	11,224	8,889	7,146

Net periodic pension expense	$22,285	$22,477	$19,780

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The weighted average assumptions used to determine the plans’ benefit obligations at the end of each year and the plans’ net pension cost during each year were as follows:

	Benefit		Net Pension Cost
	Obligation		Assumptions
	Assumptions		Year Ended
	December 31,		December 31,

	2005	2004	2005	2004	2003

Discount rate	5.50%	6.00%	6.00%	6.25%	7.00%
Rate of compensation increase	4.25%	5.10%	4.25%	5.10%	4.50%
Long-term return on plan assets	—	—	8.50%	8.50%	8.50%

      The asset allocation for the plan at the end of 2005 and 2004, and the target allocation for 2006, by asset category, are as follows:

		Percentage of
	Target	Plan Assets
	Allocation	at Year End

Asset Category	2006	2005	2004

Equity securities	55-65%	63%	65%
Debt securities	30-40%	33%	33%
Other	0-10%	4%	2%

Total	100%	100%	100%

      Regions’ investment strategy is to invest primarily in large-cap equity securities and intermediate term investment grade domestic fixed income securities. Regions will invest in small-cap, mid-cap, and international equities in smaller concentrations depending on the Company’s outlook for growth in those sectors. The expected long-term return on plan assets assumption is determined using the plan asset mix, historical returns and expert opinion.

      Regions’ profit sharing plan was discontinued as of January 1, 2005; thus, there were no contributions in 2005. Contributions in 2004 and 2003 totaled $7.0 million and $13.9 million, respectively.

      Regions’ 401(k) plan includes a company match of eligible employee contributions. At December 31, 2005, this match totaled 100% of the eligible employee contribution (up to 6% of compensation) after one year of service and was invested in Regions common stock. Regions’ contribution to the 401(k) plan on behalf of employees totaled $34.2 million, $25.7 million, and $16.5 million in 2005, 2004 and 2003, respectively.

      Regions sponsors a defined-benefit postretirement health care plan that covers certain retired employees. Currently the Company pays a portion of the costs of certain health care benefits for all eligible employees that retired before January 1, 1989. No health care benefits are provided for employees retiring at normal retirement age after December 31, 1988. For employees retiring before normal retirement age, the Company currently pays a portion of the costs of certain health care benefits until the retired employee becomes eligible for Medicare. Certain retirees, participating in plans of acquired entities, are offered a Medicare supplemental benefit. The plan is contributory and contains other cost-sharing features such as deductibles and co-payments. Retiree health care benefits, as well as similar benefits for active employees, are provided through a group insurance program in which premiums are based on the amount of benefits paid. The Company’s policy is to fund the Company’s share of the cost of health care benefits in amounts determined at the discretion of management.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table sets forth the plan’s funded status, using a September 30 measurement date, and amounts recognized in the consolidated statement of condition:

	December 31,

	2005		2004

	(in thousands)
Change in benefit obligation
Projected benefit obligation, beginning of year	$43,960		$31,418
Service cost	580		2,162
Interest cost	2,535		2,454
Actuarial (gains) losses	(2,117)		75
Plan amendments	-0	-	(4,282)
Union Planters acquisition, July 1, 2004	-0	-	15,272
Benefit payments	(4,459)		(3,139)

Projected benefit obligation, end of year	$40,499		$43,960

Change in plan assets
Fair value of plan assets, beginning of year	$12,016		$1,442
Actual return on plan assets	746		819
Company contributions	-0	-	2,749
Union Planters acquisition, July 1, 2004	-0	-	10,145
Benefit payments	(4,459)		(3,139)

Fair value of plan assets, end of year	$8,303		$12,016

Funded status of plan	$(32,196)		$(31,944)
Recognized net actuarial loss	3,992		6,675

Accrued postretirement benefit cost	$(28,204)		$(25,269)

      Net periodic postretirement benefit cost included the following components:

	Year Ended December 31,

	2005	2004	2003

	(in thousands)
Service cost-benefits earned during the period	$580	$2,162	$1,785
Interest cost on benefit obligation	2,535	2,454	1,385
Expected return on assets	(388)	(367)	(39)
Net amortization	209	929	275

Net periodic postretirement benefit cost	$2,936	$5,178	$3,406

      The assumed health care cost trend rate was 9.0% for 2005 and is assumed to decrease gradually to 5.0% by 2010 and remain at that level thereafter. Increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation at December 31, 2005, by $1.9 million and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for 2005 by $147,000. Decreasing the assumed health care cost trend rates by one percentage point in each year would decrease the accumulated postretirement benefit obligation at December 31, 2005, by $1.7 million and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for 2005 by $136,000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The weighted average assumptions used to determine the plan’s postretirement benefit obligations at the end of each year and the plan’s net postretirement cost during each year were as follows:

	Benefit		Net Postretirement
	Obligation		Cost Assumptions
	Assumptions

			Year Ended
	December 31,		December 31,

	2005	2004	2005	2004	2003

Discount rate	5.50%	6.00%	6.00%	6.25%	7.00%
Rate of compensation increase	4.25%	5.10%	4.25%	5.10%	4.50%

      Information about the expected cash flows for the pension plans and the postretirement health care plan follows:

			Postretirement
	Pension Plans		Health Care Plan

	(in thousands)
Employer Contributions:
2006 (expected)	$-0	-	$-0	-
Expected Benefit Payments:
2006	$19,344		$4,958
2007	20,535		5,016
2008	21,862		4,925
2009	23,246		4,721
2010	36,722		4,314
2011-2015	159,728		14,212

Note 12.	Leases

      Rental expense for all leases amounted to approximately $88.4 million, $64.0 million and $43.4 million for 2005, 2004 and 2003, respectively. The approximate future minimum rental commitments as of December 31, 2005, for all noncancelable leases with initial or remaining terms of one year or more are shown in the following table. Included in these amounts are all renewal options reasonably assured of being exercised.

	Equipment		Premises	Total

	(in thousands)
2006	$2,897		$85,937	$88,834
2007	2,292		75,411	77,703
2008	1,569		65,161	66,730
2009	153		56,579	56,732
2010	-0	-	43,905	43,905
2011-2015	-0	-	124,708	124,708
2016-2020	-0	-	48,080	48,080
2021-2025	-0	-	8,831	8,831
2026-End	-0	-	13,859	13,859

Total	$6,911		$522,471	$529,382

      In 2005, Regions sold 111 properties to a third party with an agreement to lease back a portion of certain properties. The lease back agreement requires uneven lease payments on certain properties, over the fifteen year lease term. As such, Regions is deemed to have continuing involvement with the properties and accordingly will continue to incur depreciation expense in connection with these properties. In addition,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Regions recorded a long term debt obligation totaling $83.1 million relating to these properties. The approximate total future minimum rental commitment as of December 31, 2005, for all leases related to this transaction is $112.3 million, including $12.2 million annually in 2006 through 2009 and $8.4 million in 2010. These amounts are included in the table above and will be recognized on a straight line basis over the lease term.

      Subsequent to December 31, 2005, a Regions subsidiary entered into a 10-year lease renewal that will result in the following annual rental payments over the next five years: 2006-$3.1 million; 2007-$4.1 million; 2008-$4.1 million; 2009-$4.1 million; 2010-$4.1 million; 2011 and after-$21.5 million. These amounts are not included in the table above.

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

      Loan commitments totaled $19.8 billion at December 31, 2005, and $17.0 billion at December 31, 2004. Standby letters of credit were $3.1 billion at December 31, 2005, and $2.4 billion at December 31, 2004. Commitments under commercial letters of credit used to facilitate customers’ trade transactions were $72.8 million at December 31, 2005, and $148.9 million at December 31, 2004.

      The Company and its affiliates are subject to litigation and claims arising out of the normal course of business. Regions evaluates these contingencies based on information currently available, including advice of counsel and assessment of available insurance coverage. Although it is not possible to predict the ultimate resolution or financial liability with respect to these litigation contingencies, management is of the opinion that the outcome of pending and threatened litigation would not have a material effect on Regions’ consolidated financial position or results of operations.

Note 14.	Derivative Financial Instruments and Hedging Activities

      Regions maintains positions in derivative financial instruments to manage interest rate risk, facilitate asset/liability management strategies, and to serve the risk management needs of customers. The most common derivative instruments are forward rate agreements, interest rate swaps, credit default swaps, and put and call options. For those derivative contracts that qualify for hedge accounting, according to Statement 133, Regions designates the hedging instrument as either a cash flow or fair value hedge. The accounting policies associated with derivative financial instruments are discussed further in Note 1 “Summary of Significant Accounting Policies” to the consolidated financial statements.

      Regions utilizes certain derivative instruments to hedge the interest cash flows of certain variable-rate loans and certain debt instruments. Regions reported a $4.2 million loss in accumulated other comprehensive income related to cash flow hedges of variable-rate loans at December 31, 2005. These interest rate swaps mature in 2006; thus, the entire amount is expected to be reclassified during the next twelve months. To the extent that the hedge of future cash flows is deemed effective, changes in the fair value of the derivative are recognized as a component of other comprehensive income in stockholders’ equity. To the extent that the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

hedge of future cash flows is deemed ineffective, changes in the fair value of the derivative are recognized in earnings as a component of other non-interest expense. For the years ended December 31, 2005 and 2004, there was a gain of approximately $40,000 related to hedge ineffectiveness recognized in other non-interest expense attributable to cash flow hedges on variable-rate loans. No gains or losses were recognized during 2005 related to components of derivative instruments that were excluded from the assessment of hedge effectiveness. In addition, Regions also reported a $2.8 million loss in other comprehensive income (net of approximately $994,000 amortized to interest expense in 2004) at December 31, 2004 related to cash flow hedges of debt instruments. Approximately $609,000 was amortized to interest expense in 2005. The Company will amortize the remaining $2.2 million loss into earnings in conjunction with the recognition of interest payments through 2011. The amount expected to be reclassified during the next twelve months is $417,000.

      Regions hedges the changes in fair value of certain assets using forward contracts, which represent commitments to sell money market instruments at a future date at a specified price or yield. The contracts are utilized by the Company to hedge interest rate risk positions associated with the origination of mortgage loans held for sale. The Company is subject to the market risk associated with changes in the value of the underlying financial instrument as well as the risk that the other party will fail to perform. A net loss of $3.5 million (including approximately $129,000 of loss on hedge ineffectiveness) was recognized during 2005 related to these hedging instruments. For the year ended December 31, 2004, Regions recognized a net hedging gain of $2.1 million (including approximately $12,000 of gain on hedge ineffectiveness) associated with these hedging instruments. The gross amount of forward contracts totaled $1.1 billion at December 31, 2005, and 2004.

      Regions has also entered into interest rate swap agreements converting a portion of its fixed-rate long-term debt to floating-rate. The fair values of the derivative instruments used in these fair value hedges are included in other assets on the statement of financial condition. For the year ended December 31, 2005, there was ineffectiveness of approximately $63,000 in losses recorded in earnings related to these fair value hedges. For the year ended December 31, 2004, there was no ineffectiveness recorded in earnings related to these fair value hedges. No gains or losses were recognized during 2005 or 2004 related to components of derivative instruments that were excluded from the assessment of hedge effectiveness.

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

      In prior years, Union Planters, acquired by Regions in July 2004, issued letters of credit to facilitate business in its factored receivables division. Certain of these assets were sold in 2005; however, the letters of credit remained with Regions. As part of this transaction, Regions received a $75 million notional credit default swap as default protection related to the outstanding letters of credit. The estimated fair value of this instrument is approximately $1 million. Also, during 2005, Regions entered into two $30 million notional credit default swaps. These agreements hedge default risk associated with an interest rate swap agreement entered into with a municipality and an offsetting interest rate swap agreement with a counterparty.

      The Company also maintains a derivatives trading portfolio of interest rate swaps, option contracts and futures and forward commitments used to meet the needs of its customers. The portfolio is used to generate trading profit and help clients manage interest rate risk. The Company is subject to the risk that a counterparty will fail to perform. These trading derivatives are recorded in other assets and other liabilities. The net fair value of the trading portfolio at December 31, 2005 and 2004 was $12.1 million and $23.8 million, respectively.

      Foreign currency contracts involve the exchange of one currency for another on a specified date and at a specified rate. These contracts are executed on behalf of the Company’s customers and are used to manage fluctuations in foreign exchange rates. The notional amount of forward foreign exchange contracts totaled

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$67 million and $25 million at December 31, 2005 and 2004, respectively. The Company is subject to the risk that another party will fail to perform.

      In the normal course of business, Morgan Keegan enters into underwriting and forward and future commitments. At December 31, 2005, the contract amount of future contracts to purchase and sell U.S. Government and municipal securities was approximately $35 million and $129 million, respectively. The brokerage subsidiary typically settles its position by entering into equal but opposite contracts and, as such, the contract amounts do not necessarily represent future cash requirements. Settlement of the transactions relating to such commitments is not expected to have a material effect on the subsidiary’s financial position. Transactions involving future settlement give rise to market risk, which represents the potential loss that can be caused by a change in the market value of a particular financial instrument. The exposure to market risk is determined by a number of factors, including size, composition and diversification of positions held, the absolute and relative levels of interest rates, and market volatility.

      Additionally, in the normal course of business, Morgan Keegan enters into transactions for delayed delivery, to-be-announced securities, which are recorded on the consolidated statement of financial condition at fair value. Risks arise from the possible inability of counterparties to meet the terms of their contracts and from unfavorable changes in interest rates or the market values of the securities underlying the instruments. The credit risk associated with these contracts is typically limited to the cost of replacing all contracts on which the Company has recorded an unrealized gain. For exchange-traded contracts, the clearing organization acts as the counterparty to specific transactions and, therefore, bears the risk of delivery to and from counterparties.

      Regions’ derivative financial instruments are summarized as follows:

Other Than Trading Derivatives

	As of December 31, 2005

						Average
	Notional	Fair				Maturity
	Amount	Value		Receive	Pay	in Years

	(dollar amounts in millions)
Forward sale commitments	$1,085	$(3)				0.1
Mortgage-backed security options	20	-0	-			0.0
Credit default swaps	75	1				2.3
Interest rate swaps	4,298	2		4.88%	4.72%	5.7

Total	$5,478	$-0	-

	As of December 31, 2004

						Average
	Notional	Fair				Maturity
	Amount	Value		Receive	Pay	in Years

	(dollar amounts in millions)
Forward sale commitments	$1,141	$(2)				0.1
Mortgage-backed security options	50	-0	-			0.1
Interest rate swaps	4,548	114		4.75%	2.68%	6.4

Total	$5,739	$112

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Derivative Financial Instruments as of December 31,

	2005						2004

	Contract or Notional						Contract or Notional
	Amount						Amount

	Other Than				Credit Risk		Other Than				Credit Risk
	Trading		Trading		Amount(1)		Trading		Trading		Amount(1)

	(in millions)
Interest rate swaps	$4,298		$9,814		$6		$4,548		$10,508		$107
Interest rate options	-0	-	934		-0	-	-0	-	1,237		-0	-
Credit default swaps	75		60		-0	-	-0	-	-0	-	-0	-
Futures and forward commitments	1,085		7,199		-0	-	1,141		10,564		-0	-
Mortgage-backed security options	20		-0	-	-0	-	50		-0	-	-0	-
Foreign exchange forwards	-0	-	67		-0	-	-0	-	25		-0	-

Total	$5,478		$18,074		$6		$5,739		$22,334		$107

(1)	Credit Risk Amount is defined as all positive exposures not collateralized with cash on deposit. Any credit risk arising under option contracts is combined with swaps to reflect netting agreements.

Note 15.	Fair Value of Financial Instruments

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

      Loans held for sale: Loans held for sale include single-family real estate mortgage loans, and in the prior year, factored accounts receivables and asset-based loans. Mortgage loans held for sale have been designated as one of the hedged items in a fair value hedging relationship under Statement 133. Therefore, to the extent changes in fair value are attributable to the interest rate risk being hedged, the change in fair value is recognized in income as an adjustment to the carrying amount of mortgage loans held for sale. Otherwise, mortgage loans held for sale are accounted for under the lower of cost or market method. The fair values are based on quoted market prices of similar instruments, adjusted for differences in loan characteristics. In the prior year, Regions accounted for factored accounts receivables and asset-based loans under the lower of cost or market method. The fair values were based on cash flow models.

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

      The carrying amounts and estimated fair values of the Company’s financial instruments are as follows:

	December 31, 2005			December 31, 2004

	Carrying		Estimated	Carrying		Estimated
	Amount		Fair Value	Amount		Fair Value

	(in thousands)
Financial assets:
Cash and cash equivalents	$3,124,842		$3,124,842	$2,570,962		$2,570,962
Interest-bearing deposits in other banks	92,098		92,098	115,018		115,018
Securities held to maturity	31,464		27,107	31,152		30,374
Securities available for sale	11,947,810		11,947,810	12,585,437		12,585,437
Trading account assets	992,082		992,082	928,676		928,676
Loans held for sale	1,531,664		1,543,561	1,783,331		1,783,331
Margin receivables	527,317		527,317	477,813		477,813
Loans, net (excluding leases)	56,693,938		56,523,237	55,940,176		56,367,549
Derivative assets	83,102		83,102	131,930		131,930
Financial liabilities:
Deposits	60,378,367		54,627,420	58,667,023		55,118,841
Short-term borrowings	4,966,279		4,966,279	5,995,611		5,995,611
Long-term borrowings	6,971,680		7,091,170	7,239,585		7,316,735
Derivative liabilities	41,822		41,822	5,213		5,213
Off-balance-sheet instruments:
Loan commitments	-0	-	(161,087)	-0	-	(140,004)
Standby letters of credit	-0	-	(46,393)	-0	-	(35,696)
Commercial letters of credit	-0	-	(182)	-0	-	(372)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 16.	Other Income and Expense

      Other income consists of the following:

	Year Ended December 31,

	2005	2004	2003

	(in thousands)
Fees and commissions	$118,378	$91,127	$63,441
Insurance premiums and commissions	79,730	86,000	75,977
Capital markets income	27,726	7,811	21,877
Gain on sale of mortgages	157,621	136,860	106,053
Employee services income	17,866	26,097	-0	-
Factoring commissions income	9,421	18,495	-0	-
Other miscellaneous income	81,462	48,099	49,684

Total	$492,204	$414,489	$317,032

      Other expense consists of the following:

	Year Ended December 31,

	2005	2004	2003

	(in thousands)
Stationery, printing and supplies	$33,604	$22,569	$17,849
Travel	44,121	33,444	23,314
Advertising and business development	78,023	38,007	25,029
Postage and freight	33,563	27,415	20,845
Telephone	62,651	45,752	34,254
Legal and other professional fees	120,043	70,903	38,534
Other non-credit losses	74,586	46,619	32,873
Outside computer services	24,178	23,059	15,595
Other outside services	39,280	58,287	55,326
Licenses, use, and other taxes	5,752	7,680	5,883
Amortization of mortgage servicing rights	84,507	62,817	42,059
(Recapture of) provision for impairment of mortgage servicing rights	(32,000)	22,000	(1,000)
Subsidiary minority interest	41,642	28,822	12,967
Amortization of identifiable intangible assets	48,305	26,980	1,338
Loss on debt extinguishment	10,878	39,620	20,580
FDIC insurance	7,529	5,995	4,640
Other miscellaneous expenses	274,428	224,302	159,801

Total	$951,090	$784,271	$509,887

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 17.	Income Taxes

      At December 31, 2005, Regions had net operating loss carryforwards of $277.3 million ($3.3 million federal) that expire in years 2006 through 2025. In addition, Regions had federal capital loss carryforwards of $185.0 million that will expire in years 2008 through 2009. Management does not believe that it is more likely than not to realize all of its state net operating loss carryforwards nor all of its capital loss carryforwards. Accordingly, it has set up a valuation allowance of $12.6 million and $55.2 million, respectively, against such benefits.

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of Regions’ deferred tax assets and liabilities as of December 31, 2005 and 2004 are listed below:

	December 31,

	2005	2004

	(in thousands)
Deferred tax assets
Loan loss allowance	$312,744	$299,931
Purchase accounting basis differences	57,346	70,003
Capital loss carryforward	64,913	76,900
Deferred compensation	50,183	54,796
Other employee and director benefits	54,182	19,467
Impairment reserve	11,219	23,134
Non-accrual interest	9,923	15,683
Auto loan securitization	9,157	14,284
Deferred income	7,728	16,486
Net operating loss carryforwards	14,786	10,523
Tax over/(under) book basis of depreciable assets	15,396	(10,445)
Mark-to-market of securities available for sale/ unrealized loss (gain)	55,403	(50,365)
Other	35,867	19,647

Total deferred tax assets	698,847	560,044
Less: valuation allowance on capital loss carryforward	(55,240)	(63,787)
Less: valuation allowance on net operating loss carryforward	(12,615)	(7,582)

Total deferred tax assets less valuation allowance	630,992	488,675
Deferred tax liabilities
Accretion of bond discount	3,607	6,250
Direct lease financing	160,696	180,868
Pension and other retirement benefits	16,480	17,637
Excess purchase price & intangibles	141,975	134,812
Basis difference of FHLB stock	37,171	35,960
Originated mortgage servicing rights	101,173	115,041
Other	22,142	33,152

Total deferred tax liabilities	483,244	523,720

Net deferred tax asset/(liability)	$147,748	$(35,045)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Applicable income taxes for financial reporting purposes differs from the amount computed by applying the statutory federal income tax rate of 35% for the reasons below:

	Year Ended December 31,

	2005	2004	2003

	(in thousands)
Tax on income computed at statutory federal income tax rate	$497,733	$411,454	$319,050
Increase (decrease) in taxes resulting from:
Tax exempt income from obligations of states & political subdivisions	(17,598)	(13,863)	(11,436)
State income tax, net of federal tax benefit	28,011	20,467	11,622
Effect of recapitalization of subsidiary	(41,909)	(33,600)	(34,500)
Tax credits	(47,649)	(35,439)	(25,778)
Other, net	2,963	2,798	773

	$421,551	$351,817	$259,731

Effective tax rate	29.6%	29.9%	28.5%

      From time to time Regions engages in business plans that may also have an effect on its tax liabilities. While Regions has obtained the opinion of advisors that the tax aspects of these strategies should prevail, examination of Regions’ income tax returns or changes in tax law may impact the tax benefits of these plans.

      During the fourth quarter of 2000, Regions recapitalized a mortgage-related subsidiary by raising Tier 2 capital through the issuance of a new class of participating preferred stock of this subsidiary. Regions is not subject to tax on the portion of the subsidiary’s income allocated to the holders of the preferred stock for federal income tax purposes.

      Regions’ federal and state income tax returns for the years 1998 through 2004 are open for review and examination by governmental authorities. In the normal course of these examinations, Regions is subject to challenges from governmental authorities regarding amounts of taxes due. Regions has received notices of proposed adjustments relating to taxes due for the years 1999 through 2003, which include proposed adjustments relating to an increase in taxable income of the mortgage-related subsidiary discussed above. Regions believes adequate provision for income taxes has been recorded for all years open for review and intends to vigorously contest the proposed adjustments. To the extent that final resolution of the proposed adjustments results in significantly different conclusions from Regions’ current assessment of the proposed adjustments, Regions’ effective tax rate in any given financial reporting period may be materially different from its current effective tax rate.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The provisions for income taxes in the consolidated statements of income are summarized below. Included in these amounts are income tax benefits of $6.6 million for 2005 and income tax expenses of $22.1 million and $9.0 million for 2004 and 2003, respectively, related to securities transactions.

		Deferred
		Tax
		(Benefit)
	Current	Expense	Total

	(in thousands)
2005
Federal	$437,584	$(51,770)	$385,814
State	37,696	(1,959)	35,737

Total	$475,280	$(53,729)	$421,551

2004
Federal	$281,327	$39,008	$320,335
State	28,601	2,881	31,482

Total	$309,928	$41,889	$351,817

2003
Federal	$224,834	$17,017	$241,851
State	14,788	3,092	17,880

Total	$239,622	$20,109	$259,731

Note 18.	Business Combinations

      On July 1, 2004, the Company completed its merger with Union Planters, headquartered in Memphis, Tennessee. Both companies merged into a new holding company named Regions Financial Corporation upon completion of the transaction. In the transaction, each share of Union Planters common stock was converted into one share of the new company $0.01 par value common stock and each share of Regions’ $0.625 par value common stock was converted into 1.2346 shares of the new company $0.01 par value common stock. The merger was accounted for as a purchase of Union Planters by Regions for accounting and financial reporting purposes.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The merger is being accounted for in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations.” Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values at the merger date, as summarized below.

	(in thousands, except share and
	per share amounts)
Purchase price:
Regions shares issued to Union Planters common shareholders		190,268,933
Average Regions share price over four days surrounding announcement of merger	$38.61
Regions exchange ratio	1.2346	$31.27

Purchase price for Union Planters’ common shares		$5,950,335
Transaction costs		36,004
Estimated fair value of Union Planters’ stock options		79,645

Purchase price		$6,065,984
Net assets acquired:
Union Planters’ shareholders’ equity	$2,937,936
Less Union Planters’ excess purchase price and other intangibles	(896,140)	(2,041,796)

Excess of purchase price over carrying value of assets acquired		$4,024,188
Estimated adjustments to reflect fair value of assets acquired and liabilities assumed:
Loans, net of unearned income		(126,701)
Premises and equipment		48,740
Loans held for sale		(3,516)
Core deposit intangibles		(368,017)
Mortgage servicing rights		6,684
Other assets		12,114
Deferred income taxes		(32,217)
Other liabilities		172,698
Interest-bearing deposits		27,336
Short-term borrowings		14,822
Long-term borrowings		180,293

Excess purchase price		$3,956,424

      During 2004, Regions also completed the acquisition of ETIM. In connection with the transaction, Regions paid $19 million in cash and recorded $10.1 million of identifiable intangible assets as well as $7.1 million of excess purchase price.

      During 2005, Regions completed its acquisitions of an oil and gas valuation and brokerage entity as well as various insurance production activities. In connection with these acquisitions, Regions paid $7.2 million in cash and recorded $5.6 million in identifiable intangible assets as well as $1.5 million of excess purchase price.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Regions’ consolidated financial statements include the results of operations of acquired companies only from their respective dates of acquisition. The following unaudited summary information presents the consolidated results of operations of Regions on a pro forma basis, as if the above companies had been acquired on January 1, 2004. The pro forma summary information does not necessarily reflect the results of operations that would have occurred if the acquisitions had occurred at the beginning of the periods presented, or of results which may occur in the future.

	Year Ended December 31,

	2005	2004

	(in thousands,
	except per share amounts)
Net interest income	$2,820,619	$2,661,763
Provision for loan losses	165,000	309,247
Non-interest income	1,815,013	2,037,716
Non-interest expense	3,047,781	3,079,068

Income before income taxes	1,422,851	1,311,164
Applicable income taxes	421,871	387,101

Net income	$1,000,980	$924,063

Net income available to common shareholders	$1,000,980	$917,968

Per share:
Net income	$2.17	$1.98
Net income — diluted	$2.15	$1.96
Average common shares issued and outstanding	461,171	463,492
Average diluted common shares issued and outstanding	466,183	469,238

      The following table summarizes the assets acquired and liabilities assumed in connection with business combinations in 2005 and 2004:

	2005		2004

	(in thousands)
Cash and due from banks	$32		$805,252
Interest-bearing deposits	-0	-	130,326
Securities available for sale	-0	-	5,386,696
Trading account assets	-0	-	346,933
Loans held for sale	-0	-	1,271,150
Fed funds sold and securities purchased under agreements to resell	-0	-	162,238
Loans, net of unearned income	-0	-	22,272,663
Allowance for loan losses	-0	-	(303,144)
Premises and equipment	15		433,592
Excess purchase price	1,546		3,956,424
Mortgage servicing rights	-0	-	352,574
Other identifiable intangible assets	5,613		368,017
Other assets	-0	-	522,450
Deposits	-0	-	22,903,264
Borrowings	-0	-	5,888,159
Other liabilities	30		847,766

      As of December 31, 2005, Regions has no pending business combinations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 19.	Variable Interest Entities

      In 2003, Regions adopted FIN 46 for all variable interest entities (“VIE”) created after January 31, 2003, as well as VIEs created prior to February 1, 2003 that are considered to be special-purpose entities. FIN 46 was also adopted on March 31, 2004 for entities created prior to February 1, 2003 which are not considered to be special-purpose entities. A summary of Regions’ significant variable interests in VIEs is provided below.

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

      Regions invested in two grantor trusts during 2001 which are parties to leveraged lease financing transactions. The trusts have been determined to be VIEs. Regions’ total investment in the trusts and maximum exposure to loss was $92.3 million as of December 31, 2005. FIN 46 did not impact Regions’ current leveraged lease accounting for its investment in the trusts.

      Regions periodically invests in single-purpose trusts that own tax-exempt municipal bonds. These trusts were determined to be VIEs; however, Regions is not the primary beneficiary of the trusts. As of December 31, 2005, Regions’ maximum exposure to loss approximates its investment in the trusts of $1.2 million.

      Regions periodically invests in various limited partnerships that sponsor affordable housing projects utilizing the Low Income Housing Tax Credit pursuant to Section 42 of the Internal Revenue Code. The investments are funded through a combination of debt and equity with equity typically comprising 30% to 50% of the total partnership capital. Regions has concluded that these partnerships are VIEs; however, Regions is not the primary beneficiary of these partnerships. As of December 31, 2005, Regions’ recorded investment in these limited partnerships was $125.6 million. Regions’ maximum exposure to loss as of December 31, 2005 was $141.4 million, which included $15.8 million in unfunded commitments to the partnerships.

      Regions has a recorded investment of $3.9 million in non-registered investment partnerships which were determined to be VIEs, but for which Regions has concluded it is not the primary beneficiary. Regions’ maximum exposure to loss as of December 31, 2005, was $5.9 million which includes $2.0 million in unfunded commitments to the partnerships.

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

      Regions has stock option plans for certain key employees that provide for the granting of options to purchase up to 7,061,912 shares of Regions’ common stock (excluding options assumed in connection with acquisitions). The terms of options granted are determined by the compensation committee of the Board of Directors; however, no options may be granted after ten years from the plans’ adoption, and no options may be exercised beyond ten years from the date granted. The option price per share of incentive stock options cannot be less than the fair market value of the common stock on the date of the grant; however, the option price of non-qualified options may be less than the fair market value of the common stock on the date of the grant. The plans also permit the granting of stock appreciation rights to holders of stock options. No stock appreciation rights were attached to options outstanding at December 31, 2005, 2004, and 2003. In 2005, net shares increased approximately 5.8 million shares due to option exercises.

      Regions’ long-term incentive plans provide for the granting of up to 54,086,434 shares of common stock in the form of stock options, stock appreciation rights, performance awards or restricted stock awards. The terms of stock options granted under the long-term incentive plans are generally subject to the same terms as options granted under Regions’ stock option plans. A maximum of 6,790,300 shares of restricted stock and 37,038,000 shares of performance awards may be granted. During 2005, 2004 and 2003, Regions granted 1,285,389, 2,097,555 and 431,530 shares, respectively, as restricted stock. Grantees of restricted stock must remain employed with Regions for certain periods from the date of the grant in order for the shares to be released, or the grantees must meet the standards of a retiree at which time the restricted shares may be prorated and released. However, during this period the grantee is eligible to receive dividends and exercise voting privileges on such restricted shares. In 2005, 2004 and 2003, 590,004, 22,680 and 377,452 restricted shares, respectively, were released. Total expense for restricted stock was $26,817,000 in 2005, $12,933,000 in 2004 and $10,331,000 in 2003. In 2005, net shares for released restricted stock increased by approximately 900,000 shares.

      In connection with the business combinations with other companies in years prior to 2005, Regions assumed stock options that were previously granted by those companies and converted those options, based on the appropriate exchange ratio, into options to acquire Regions’ common stock. The common stock for such options has been registered under the Securities Act of 1933 by Regions and is not included in the maximum number of shares that may be granted by Regions under its existing stock option plans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Stock option activity (including assumed options) over the last three years is summarized as follows:

				Weighted
		Option		Average
	Shares Under	Price		Exercise
	Option	Per Share		Prices

Balance at January 1, 2003	23,432,144	$4.06 —	$33.52	$22.88
Granted	4,424,436	25.66 —	30.29	25.79
Exercised	(2,396,355)	4.06 —	28.92	19.06
Canceled	(666,404)	8.76 —	33.48	24.93

Outstanding at December 31, 2003	24,793,821	$5.90 —	$33.52	$23.71
Options assumed through acquisitions	17,878,107	7.07 —	44.42	28.24
Granted	5,667,102	28.17 —	35.42	31.39
Exercised	(7,537,788)	5.90 —	33.49	23.10
Canceled	(305,039)	8.97 —	33.49	26.95

Outstanding at December 31, 2004	40,496,203	$5.90 —	$44.42	$26.89
Granted	3,027,354	31.73 —	35.29	33.72
Exercised	(7,686,586)	5.90 —	33.49	25.03
Canceled	(2,246,891)	8.69 —	42.42	29.46

Outstanding at December 31, 2005	33,590,080	$8.96 —	$44.42	$27.76

Exercisable at December 31, 2005	27,047,001	$8.96 —	$44.42	$26.80

      Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-based Payment” (“Statement 123(R)”) will be adopted by the Company as of January 1, 2006. This accounting standard revises Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“Statement 123”), by requiring that all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based on their estimated fair values at the date of grant. See additional discussion of this new accounting standard in Note 25 “Recent Accounting Pronouncements” to the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In October 1995, the Financial Accounting Standards Board (“FASB”) issued Statement 123. Statement 123 was effective for fiscal years beginning after December 15, 1995, and allows for the option of continuing to follow Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“Opinion 25”), and the related interpretations, or selecting the fair value method of expense recognition as described in Statement 123. The Company has elected to follow Opinion 25 in accounting for its employee stock options. Pro forma net income and net income per share data is presented below for the years ended December 31 as if the fair-value method had been applied in measuring compensation costs:

	2005	2004	2003

	(in thousands, except per share data)
Net income available to common shareholders	$1,000,544	$817,745	$651,841
Add: Stock-based compensation expense included in net income, net of related tax effects	17,830	8,407	6,715
Less: Total stock-based compensation expense based on fair value method for all awards, net of related tax effects	(39,745)	(19,206)	(16,006)

Pro forma net income available to common shareholders	$978,629	$806,946	$642,550

Per share:
Net income	$2.17	$2.22	$2.38
Net income-diluted	2.15	2.19	2.35
Pro forma net income	2.12	2.19	2.34
Pro forma net income-diluted	2.10	2.16	2.31

      Regions’ options outstanding have a weighted average contractual life of 6.2 years. The weighted average fair value of options granted was $5.09 in 2005, $4.43 in 2004 and $3.68 in 2003. The fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2005, 2004 and 2003:

	2005	2004	2003

Expected dividend yield	4.1%	4.1%	3.7%
Expected option life (in years)	5.0	5.0	5.0
Expected volatility	21.5%	21.2%	21.8%
Risk-free interest rate	4.2%	3.5%	2.8%

      Since the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

      On December 20, 2005, the Company approved the acceleration of vesting of certain unvested nonqualified stock options outstanding as of that date and recognized approximately $399,000 in compensation expense in conjunction with the acceleration of vesting. The decision to accelerate the vesting of the unvested nonqualified options primarily was made to reduce noncash compensation expense that would otherwise have been recorded in Regions’ financial statements in future periods, in accordance with Statement 123(R). The expense that otherwise would have been recorded in future periods, absent the accelerated vesting, totaled approximately $14.7 million (pre-tax).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 21.	Parent Company Only Financial Statements

      Presented below are condensed financial statements of Regions Financial Corporation:

Statements of Condition

	December 31,

	2005	2004

	(in thousands)
ASSETS
Cash due from banks	$999,351	$1,128,130
Loans to subsidiaries	115,000	170,000
Securities available for sale	71,922	110,374
Premises and equipment	9,781	10,572
Investments in subsidiaries:
Banks	11,614,413	10,979,185
Non-banks	1,221,188	1,099,573

	12,835,601	12,078,758
Other assets	430,942	538,517

	$14,462,597	$14,036,351

LIABILITIES AND STOCKHOLDERS’ EQUITY
Long-term borrowings	$3,549,383	$3,014,569
Other liabilities	298,931	272,325

Total liabilities	3,848,314	3,286,894
Stockholders’ equity:
Common stock	4,738	4,671
Surplus	7,323,483	7,126,408
Undivided profits	3,941,074	3,709,694
Treasury stock	(581,890)	(29,395)
Unearned restricted stock	(74,628)	(65,451)
Accumulated other comprehensive income	1,506	3,530

Total stockholders’ equity	10,614,283	10,749,457

	$14,462,597	$14,036,351

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Statements of Income

	Year Ended December 31,

	2005	2004	2003

	(in thousands)
Income:
Dividends received from subsidiaries	$200,000	$495,556	$400,058
Service fees from subsidiaries	142,312	106,842	74,679
Interest from subsidiaries	32,699	13,069	6,314
Other	6,925	7,717	2,707

	381,936	623,184	483,758
Expenses:
Salaries and employee benefits	67,963	43,051	40,641
Interest	137,694	63,204	43,044
Net occupancy expense	2,349	2,512	1,981
Furniture and equipment expense	824	1,145	1,421
Legal and other professional fees	29,259	15,991	7,028
Other expenses	30,873	25,998	20,224

	268,962	151,901	114,339
Income before income taxes and equity in undistributed earnings of subsidiaries	112,974	471,283	369,419
Applicable income taxes (credit)	(33,106)	(12,374)	(11,884)

Income before equity in undistributed earnings of subsidiaries	146,080	483,657	381,303
Equity in undistributed earnings of subsidiaries:
Banks	780,348	280,517	210,234
Non-banks	74,116	59,591	60,304

	854,464	340,108	270,538

Net income	$1,000,544	$823,765	$651,841

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Statements of Cash Flows

	Year Ended December 31

	2005		2004	2003

	(in thousands)
Operating activities:
Net income	$1,000,544		$823,765	$651,841
Adjustments to reconcile net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(854,464)		(340,108)	(270,538)
Provision for depreciation and amortization	22,387		6,882	12,003
Increase (decrease) in other liabilities	26,607		(21,893)	108,412
(Gain) loss on sale of premises and equipment	(4)		59	1
Decrease (increase) in other assets	105,729		(186,203)	37,976

Net cash provided by operating activities	300,799		282,502	539,695
Investing activities:
Investment in subsidiaries	(41,249)		673,391	(876)
Principal payments (advances) on loans to subsidiaries	55,000		15,000	(5,000)
Purchases and sales of premises and equipment	(147)		(388)	(782)
Maturity of securities held to maturity	-0	-	750	1,577
Maturity of securities available for sale	67,329		66,284	-0	-
Purchase of securities available for sale	(30,199)		652	-0	-

Net cash provided (used) by investing activities	50,734		755,689	(5,081)
Financing activities:
(Decrease) in commercial paper borrowings	-0	-	(5,500)	(11,750)
Cash dividends	(628,610)		(489,817)	(275,475)
Purchase of treasury stock	(552,495)		(187,434)	(49,944)
Proceeds from long-term borrowings	888,799		339,536	36,995
Principal payments on long-term borrowings	(353,986)		(192,876)	(80,892)
Exercise of stock options, net	165,980		130,929	40,292

Net cash used by financing activities	(480,312)		(405,162)	(340,774)

(Decrease) increase in cash and cash equivalents	(128,779)		633,029	193,840
Cash and cash equivalents at beginning of year	1,128,130		495,101	301,261

Cash and cash equivalents at end of year	$999,351		$1,128,130	$495,101

      Aggregate maturities of long-term borrowings in each of the next five years for the parent company only are as follows: $910,000 in 2006; $1.0 million in 2007; $1.5 million in 2008; $730,000 in 2009; and $770,000 in 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 22.	Regulatory Capital Requirements

      Regions and its banking subsidiaries are subject to regulatory capital requirements administered by federal banking agencies. These regulatory capital requirements involve quantitative measures of the Company’s assets, liabilities and certain off-balance sheet items, and also qualitative judgments by the regulators. Failure to meet minimum capital requirements can subject the Company to a series of increasingly restrictive regulatory actions. As of December 31, 2005, the most recent notification from federal banking agencies categorized Regions and its significant subsidiaries as “well capitalized” under the regulatory framework.

      Minimum capital requirements for all banks are Tier 1 Capital of at least 4% of risk-weighted assets, Total Capital of at least 8% of risk-weighted assets and a Leverage Ratio of 3%, plus an additional 100- to 200-basis point cushion in certain circumstances, of adjusted quarterly average assets. Tier 1 Capital consists principally of stockholders’ equity, excluding unrealized gains and losses on securities available for sale, less excess purchase price and certain other intangibles. Total Capital consists of Tier 1 Capital plus certain debt instruments and the allowance for loan losses, subject to limitation.

      Regions’ and its banking subsidiaries’ capital levels at December 31, 2005 and 2004, exceeded the “well capitalized” levels, as shown below:

	December 31, 2005		To Be
			Well
	Amount	Ratio	Capitalized

	(in thousands)
Tier 1 Capital:
Regions Financial Corporation	$5,922,450	8.60%	6.00%
Regions Bank	6,951,188	10.43	6.00
Total Capital:
Regions Financial Corporation	$8,785,529	12.76%	10.00%
Regions Bank	7,996,316	12.00	10.00
Leverage:
Regions Financial Corporation	$5,922,450	7.42%	5.00%
Regions Bank	6,951,188	9.09	5.00

	December 31, 2004		To Be
			Well
	Amount	Ratio	Capitalized

	(in thousands)
Tier 1 Capital:
Regions Financial Corporation	$5,888,296	9.04%	6.00%
Regions Bank	3,815,602	9.46	6.00
Union Planters Bank, National Association	2,341,127	9.70	6.00
Total Capital:
Regions Financial Corporation	$8,798,702	13.51%	10.00%
Regions Bank	4,462,996	11.07	10.00
Union Planters Bank, National Association	2,834,639	11.75	10.00
Leverage:
Regions Financial Corporation	$5,888,296	7.47%	5.00%
Regions Bank	3,815,602	7.99	5.00
Union Planters Bank, National Association	2,341,127	8.09	5.00

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In addition, Regions’ subsidiaries engaged in mortgage banking must adhere to various U.S. Department of Housing and Urban Development (“HUD”) regulatory guidelines including required minimum capital to maintain their Federal Housing Administration approved status. Failure to comply with the HUD guidelines could result in withdrawal of this certification. As of December 31, 2005, Regions Mortgage (a division of Regions Bank) and Equifirst were in compliance with HUD guidelines. Regions Mortgage and Equifirst are also subject to various capital requirements by secondary market investors.

Note 23.	Earnings Per Share

      The following table sets forth the computation of basic net income per share and diluted net income per share. Prior year amounts have been adjusted to reflect the conversion of Regions common stock in connection with the Union Planters transaction.

	2005	2004		2003

	(in thousands except per share amounts)
Numerator:
For basic net income per share and diluted net income per share, net income available to common shareholders	$1,000,544	$817,745		$651,841

Denominator:
For basic net income per share- Weighted average shares outstanding	461,171	368,656		274,212
Effect of dilutive securities:
Stock options	5,009	5,076		3,718
Performance restricted stock	3	-0	-	-0	-

	5,012	5,076		3,718

For diluted net income per share	466,183	373,732		277,930

Basic net income per share	$2.17	$2.22		$2.38
Diluted net income per share	$2.15	$2.19		$2.35

Note 24.	Business Segment Information

      Regions’ segment information is presented based on Regions’ primary segments of business. Each segment is a strategic business unit that serves specific needs of Regions’ customers. The Company’s primary segment is Community Banking. Community Banking represents the Company’s branch banking functions and has separate management that is responsible for the operation of that business unit. In addition, Regions has designated as distinct reportable segments the activity of its treasury, mortgage banking, investment banking/brokerage/trust, and insurance divisions. The treasury division includes the Company’s bond portfolio, indirect mortgage lending division, and other wholesale activities. Mortgage banking consists of origination and servicing functions of Regions’ mortgage subsidiaries. Investment banking includes trust activities and all brokerage and investment activities associated with Morgan Keegan. Insurance includes all business associated with commercial insurance, in addition to credit life products sold to consumer customers. The reportable segment designated “Other” includes activity of Regions’ indirect consumer lending division and the parent company including eliminations. Prior period amounts have been restated to reflect changes in methodology.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following tables present financial information for each reportable segment:

	Total Banking

	Community			Mortgage
	Banking	Treasury	Combined	Banking

	(in thousands)
2005
Net interest income	$2,571,877	$20,195	$2,592,072	$73,199
Provision for loan losses	152,437	4,054	156,491	25
Non-interest income	634,588	(14,293)	620,295	372,508
Non-interest expense	1,733,283	59,902	1,793,185	320,941
Income taxes (benefit)	495,442	(21,770)	473,672	48,701

Net income (loss)	$825,303	$(36,284)	$789,019	$76,040

Average assets	$50,940,892	$25,755,869	$76,696,761	$3,520,586

	Investment
	Banking/
	Brokerage/					Total
	Trust		Insurance		Other	Company

	(in thousands)
Net interest income	$29,998		$3,230		$122,120	$2,820,619
Provision for loan losses	-0	-	-0	-	8,484	165,000
Non-interest income	723,205		80,296		17,128	1,813,432
Non-interest expense	592,490		59,276		281,064	3,046,956
Income taxes (benefit)	59,019		8,448		(168,289)	421,551

Net income (loss)	$101,694		$15,802		$17,989	$1,000,544

Average assets	$2,748,807		$174,184		$1,956,129	$85,096,467

	Total Banking

	Community			Mortgage
	Banking	Treasury	Combined	Banking

	(in thousands)
2004
Net interest income	$1,720,324	$329,519	$2,049,843	$97,650
Provision for loan losses	119,631	2,739	122,370	185
Non-interest income	512,268	12,931	525,199	377,512
Non-interest expense	1,236,874	89,119	1,325,993	383,454
Income taxes (benefit)	309,800	93,972	403,772	36,404

Net income (loss)	$566,287	$156,620	$722,907	$55,119

Average assets	$39,161,663	$17,834,814	$56,996,477	$2,519,781

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Investment
	Banking/
	Brokerage/					Total
	Trust		Insurance		Other	Company

	(in thousands)
Net interest income	$27,223		$2,424		$(64,106)	$2,113,034
Provision for loan losses	-0	-	-0	-	5,945	128,500
Non-interest income	671,089		85,540		3,091	1,662,431
Non-interest expense	564,420		65,787		131,729	2,471,383
Income taxes (benefit)	50,257		8,027		(146,643)	351,817

Net income (loss)	$83,635		$14,150		$(52,046)	$823,765

Average assets	$2,635,384		$138,022		$4,548,484	$66,838,148

	Total Banking

	Community			Mortgage
	Banking	Treasury	Combined	Banking

	(in thousands)
2003
Net interest income	$1,164,372	$272,278	$1,436,650	$61,161
Provision for loan losses	114,765	2,668	117,433	31
Non-interest income	338,529	25,672	364,201	287,903
Non-interest expense	857,732	54,551	912,283	210,233
Income taxes (benefit)	172,516	90,274	262,790	53,608

Net income (loss)	$357,888	$150,457	$508,345	$85,192

Average assets	$26,431,947	$14,811,389	$41,243,336	$1,594,692

	Investment
	Banking/
	Brokerage/					Total
	Trust		Insurance		Other	Company

	(in thousands)
Net interest income	$22,299		$2,176		$(47,688)	$1,474,598
Provision for loan losses	-0	-	-0	-	4,036	121,500
Non-interest income	645,896		74,577		(21,241)	1,351,336
Non-interest expense	536,767		55,291		78,288	1,792,862
Income taxes (benefit)	49,371		7,519		(113,557)	259,731

Net income (loss)	$82,057		$13,943		$(37,696)	$651,841

Average assets	$2,756,669		$125,751		$2,755,944	$48,476,392

Note 25.	Recent Accounting Pronouncements

      In November 2005, the FASB issued FASB Staff Position Statement of Financial Accounting Standards 115-1 and 124-1 (“FSP 115-1 and 124-1”) which codified existing guidance addressing the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The FSP is effective for reporting periods beginning after December 15, 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      On December 16, 2004, the FASB issued Statement 123(R). Statement 123(R) revises Statement 123, and supersedes Opinion 25. Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. It uses a “modified grant-date” approach in which the fair value of an equity award is estimated on the grant date without regard to service or performance conditions. The fair value is recognized as expense over the requisite service period for all awards that vest. The requisite service period is the period of time over which an employee must provide service in exchange for an award under a share-based payment arrangement, or the vesting period. Statement 123(R) is effective for public companies in the first annual period beginning after June 15, 2005 and allows for two transition alternatives. The modified-prospective transition method would require companies to recognize expense for share-based payments to employees based on their grant-date fair value from the beginning of the fiscal period in which the recognition provisions are first applied. In addition, expense would be recognized for awards that were granted prior to, but not vested as of, the date Statement 123(R) is adopted based on the same estimate of grant-date fair value used previously under Statement 123 for pro forma footnote disclosure purposes. Statement 123(R) also allows the modified-retrospective transition method in which companies will restate prior periods by recognizing expense for the amounts previously reported in the pro forma footnote disclosures under the provisions of Statement 123. As permitted by Statement 123, the Company currently accounts for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognizes no expense for employee stock options. Accordingly, the adoption of Statement 123(R) will have an impact on Regions’ results of operations, although it will have no impact on Regions’ overall financial position. The impact of implementation of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted and assumptions used in the future. However, had Regions adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 20 “Stock Options and Long-Term Incentive Plans.”

      On June 1, 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections” (“Statement 154”), a replacement of Accounting Principles Board Opinion No. 20, “Accounting Changes,” and Statement of Financial Accounting Standards No. 3, “Reporting Accounting Changes in Interim Financial Statements”. The Statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. In the absence of specific transition requirements to the contrary in the adoption of an accounting principle, Statement 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable for comparability and consistency of financial information between periods. Statement 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

      On July 14, 2005, the FASB issued an Exposure Draft on Accounting for Uncertain Tax Positions, a proposed interpretation of Statement 109. The proposed interpretation requires that only benefits from tax positions that are more-likely-than-not of being sustained under audit should be recognized in the financial statements. These benefits would be recorded at amounts considered to be the best estimates of management. At the time these positions become more-likely-than-not to be disallowed under audit, their recognition would be reversed. Regions is currently reviewing the potential impact of this proposed interpretation; any cumulative effect associated with the allocation of the provisions of the proposed interpretation will be reported as a change in accounting principle in the period in which the interpretation is adopted. The final interpretation is expected to be effective as of the beginning of the first annual period beginning after December 15, 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 26.	Summary of Quarterly Results of Operations, Common Stock Market Prices and Dividends (Unaudited)

	Three Months Ended

	Mar. 31	June 30	Sept. 30	Dec. 31

	(in thousands, except per share amounts)
2005
Total interest income	$991,976	$1,055,384	$1,113,855	$1,149,160
Total interest expense	311,405	358,672	396,432	423,247

Net interest income	680,571	696,712	717,423	725,913
Provision for loan losses	30,000	32,500	62,500	40,000

Net interest income after provision for loan losses	650,571	664,212	654,923	685,913
Total non-interest income, excluding securities (losses) gains	464,876	456,025	471,029	440,394
Securities (losses) gains	(33,966)	53,400	(20,717)	(17,609)
Total non-interest expense	733,946	817,851	741,123	754,036
Income taxes	105,894	107,435	107,556	100,666

Net income	$241,641	$248,351	$256,556	$253,996

Net income available to common shareholders	$241,641	$248,351	$256,556	$253,996

Per share:
Net income	$.52	$.54	$.56	$.56
Net income, diluted	.51	.53	.55	.55
Cash dividends declared	.34	.34	.34	.34
Market price:
Low	31.66	31.30	30.44	29.16
High	35.52	34.50	35.54	35.01
2004
Total interest income	$535,682	$537,880	$925,677	$956,446
Total interest expense	156,685	157,017	249,774	279,175

Net interest income	378,997	380,863	675,903	677,271
Provision for loan losses	15,000	25,000	43,500	45,000

Net interest income after provision for loan losses	363,997	355,863	632,403	632,271
Total non-interest income, excluding securities gains	345,472	330,657	456,870	466,346
Securities gains	12,803	149	49,937	197
Total non-interest expense	483,891	458,176	773,475	755,841
Income taxes	69,846	66,469	108,989	106,513

Net income	$168,535	$162,024	$256,746	$236,460

Net income available to common shareholders	$166,572	$159,263	$255,450	$236,460

Per share:
Net income	$.61	$.59	$.55	$.51
Net income, diluted	.60	.58	.55	.50
Cash dividends declared	.33	.33	.33	.33
Market price:
Low	28.71	27.26	29.24	32.93
High	33.95	31.15	33.59	35.97

      All prior quarterly per-share amounts and market prices have been adjusted to reflect the exchange, of Regions’ common stock, in connection with the Union Planters transaction using a 1.2346 share exchange ratio (see Note 18 “Business Combinations” to the consolidated financial statements for further discussion).

      Regions Common Stock trades on the New York Stock Exchange under the symbol RF. At December 31, 2005, there were 72,140 shareholders of record of Regions Financial Corporation Common Stock.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not Applicable.

Item 9A.	Controls and Procedures

      Based on an evaluation, as of the end of the period covered by this Form 10-K, under the supervision and with the participation of Regions’ management, including its Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and the Chief Financial Officer have concluded that Regions’ disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Act of 1934) are effective. During the fourth fiscal quarter of the year ended December 31, 2005, there have been no changes in Regions’ internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Regions’ control over financial reporting.

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

      Regions’ management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its Internal Control-Integrated Framework. Based on our assessment, we believe that, as of December 31, 2005, the Company’s internal control over financial reporting is effective based on those criteria.

      Regions’ independent registered public accounting firm has issued an audit report on our assessment of the Company’s internal control over financing reporting. This report appears on the following page.

/s/ Jackson W. Moore	/s/ D. Bryan Jordan

Jackson W. Moore	D. Bryan Jordan
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders of

Regions Financial Corporation

      We have audited management’s assessment, included in the accompanying Report on Management’s Assessment of Internal Control over Financial Reporting, that Regions Financial Corporation maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Regions Financial Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

      In our opinion, management’s assessment that Regions Financial Corporation maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Regions Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of condition of Regions Financial Corporation as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005, and our report dated March 3, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

March 3, 2006

Item 9B.	Other Information

      Not Applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      All information presented under the captions “Information On Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” of the registrant’s proxy statement expected to be filed on approximately April 4, 2006, is incorporated herein by reference.

      Executive officers of the registrant as of December 31, 2005, are as follows:

		Position and
		Offices Held with	Officer
Executive Officer	Age	Registrant and Subsidiaries	Since*

Carl E. Jones, Jr.	65	Chairman and Director, registrant.	1983
Jackson W. Moore	57	Director, President and Chief Executive Officer, registrant and Regions Bank; Director Regions Interstate Billing Service, Inc., and EFC Holdings Corporation.	1989
Richard D. Horsley	63	Vice Chairman, Director and Chief Executive Officer of Business Enterprises, registrant and Regions Bank; Director and Vice President, Regions Agency, Inc.; Director, Regions Life Insurance Company and EFC Holdings Corporation.	1972

Allen B. Morgan, Jr.	63	Vice Chairman, Director, registrant; Chairman and Director, Morgan Keegan & Company, Inc.	2001

William E. Askew	56	Executive Vice President — Consumer and Business Banking, registrant and Regions Bank.	1987

John M. Daniel	51	Executive Vice President and Director of Human Resources, registrant and Regions Bank; Director, Regions Bank.	2005

John I. Fleischauer, Jr.	57	Regional Chief Executive Officer/West Division, registrant and Regions Bank.	1999

Robert A. Goethe	51	Chief Executive Officer, Regions Mortgage division of Regions Bank.	2003

David C. Gordon	57	Executive Vice President and Director of Operations and Technology, registrant and Regions Bank; Director, Regions Bank.	2003

H. Lynn Harton	44	Executive Vice President and Chief Credit Officer, registrant and Regions Bank; Director, Regions Bank.	2005

		Position and
		Offices Held with	Officer
Executive Officer	Age	Registrant and Subsidiaries	Since*

Ronald C. Jackson	49	Senior Vice President and Comptroller, registrant and Regions Bank; Director and Secretary/Treasurer, Regions Asset Management Company, Inc.; Secretary/Treasurer, RAMCO-FL Holding, Inc.	2003

D. Bryan Jordan	44	Executive Vice President and Chief Financial Officer, registrant and Regions Bank; Director and President, Regions Asset Management Company, Inc. and RAMCO-FL Holding, Inc.; Director, Regions Bank and Rebsamen Insurance, Inc.	2000

Peter D. Miller	59	Regional Chief Executive Officer/Southeast Division, registrant and Regions Bank.	1996

Doyle R. Rippee	57	Executive Vice President, Corporate Banking, registrant and Regions Bank.	2005

Steve J. Schenck	57	Regional Chief Executive Officer/ Midwest Division, registrant and Regions Bank.	1999

Andrew W. Stein	51	Regional Chief Executive Officer/Central Division, registrant and Regions Bank.	1994

Samuel E. Upchurch, Jr.	54	Director of Corporate and Strategic Initiatives, registrant and Regions Bank; Director, Regions Bank, Regions Interstate Billing Service, Inc., EFC Holdings Corporation, and Rebsamen Insurance, Inc.	1994
Steve R. Vinson	57	Executive Vice President and Chief Risk Officer, registrant and Regions Bank; Director, Regions Bank.	2005
John V. White, Jr.	58	Regional Chief Executive Officer/ Midsouth Division, registrant and Regions Bank.	2000

*	The years indicated are those in which the individual was first deemed to be an executive officer of registrant, including its predecessor companies former Regions Financial Corporation and Union Planters Corporation.

Item 11.	Executive Compensation

      All information presented under the caption “Executive Compensation and Other Transactions”, excluding the information under the subheading “Compensation Committee Executive Compensation Report” of the registrant’s proxy statement expected to be filed on approximately April 4, 2006, is incorporated herein by reference. All information presented under the caption “Executive Compensation Report” of the registrant’s proxy statement expected to be filed on approximately April 4, 2006, is specifically not incorporated by reference herein.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      All information presented under the captions “Voting Securities and Principal Holders Thereof” and “Information on Directors” of the registrant’s proxy statement expected to be filed on approximately April 4, 2006, are incorporated herein by reference.

Equity Compensation Plan Information

      The following table gives information about the common stock that may be issued upon the exercise of options, warrants and rights under all of Regions existing equity compensation plans as of December 31, 2005.

			Number of Securities
	Number of Securities		Remaining Available for
	to be Issued Upon	Weighted Average	Future Issuance Under Equity
	Exercise of	Exercise Price of	Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
Plan Category	Warrants and Rights	Warrants and Rights	Reflected in First Column)

Equity Compensation Plans Approved by Stockholders	28,180,768 (a)	$28.25	11,263,649	(b)
Equity Compensation Plans Not Approved by Stockholders(c)	5,409,312	$25.23	-0	-

Total	33,590,080	$27.76	11,263,649

(a)	Does not include outstanding restricted stock awards.

(b)	Includes shares available for future issuance under the 1999 Long Term Incentive Plan of former Regions Financial Corporation and the 1992 Stock Incentive Plan of Union Planters Corporation, both assumed by Regions in connection with the merger.

(c)	Consists of outstanding stock issued under certain plans assumed by Regions in connection with business combinations. In each instance, the number of shares subject to option and the exercise price of outstanding options have been adjusted to reflect the applicable exchange ratio.

Item 13.	Certain Relationships and Related Transactions

      All information presented under the caption “Other Transactions” of the registrant’s proxy statement expected to be filed on approximately April 4, 2006, is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

      All information presented under the caption “Audit Fees, Audit-Related Fees, Tax Fees and All Other Fees” of the registrant’s definitive proxy statement expected to be filed on approximately April 4, 2006, is incorporated herein by reference.

Item 15.	Exhibits, Financial Statement Schedules

      (A) 1. Consolidated Financial Statements. The following consolidated financial statements are included in Item 8 of this report:

      Report of Independent Registered Public Accounting Firm;

      Consolidated Statements of Condition — December 31, 2005 and 2004;

      Consolidated Statements of Income — Years ended December 31, 2005, 2004 and 2003;

      Consolidated Statements of Cash Flows — Years ended December 31, 2005, 2004 and 2003;

Consolidated Statements of Changes in Stockholders’ Equity — Years ended December 31, 2005, 2004 and 2003; and

      Notes to Consolidated Financial Statements

      2. Consolidated Financial Statement Schedules. The following consolidated financial statement schedules are included in Item 8 hereto:

      None. The Schedules to consolidated financial statements are not required under the related instructions or are inapplicable.

      (b) Exhibits. The exhibits indicated below are either included or incorporated by reference as indicated.

SEC Assigned
Exhibit Number		Description of Exhibits

3.1		Certificate of Incorporation as last amended on July 1, 2004, incorporated by reference to exhibit 3.1 to Form 10-Q filed by the registrant on August 6, 2004.
3.2		Bylaws as last amended on December 20, 2004, incorporated by reference to exhibit 3.2 to Form 10-K filed by the registrant on March 14, 2005.

4		Instruments defining the rights of security holders, including indentures. The registrant hereby agrees to furnish to the Commission upon request copies of instruments defining the rights of holders of long term debt of the registrant and its consolidated subsidiaries; the total amount of such debt does not exceed 10% of the assets of the registrant and its subsidiaries on a consolidated basis.

10	.1*	Regions 1988 Stock Option Plan, incorporated by reference to exhibit 10.1 to Form 10-K filed by former Regions Financial Corporation on March 24, 2003.

10	.2*	Regions Amended and Restated 1991 Long-Term Incentive Plan, incorporated by reference to exhibit 10.2 to Form 10-K filed by the registrant on March 14, 2005.

10	.3*	Regions 1999 Long-Term Incentive Plan, incorporated by reference to exhibit 10.3 to Form 10-K filed by the registrant on March 14, 2005.

10	.4*	Union Planters Corporation 1992 Stock Incentive Plan as Amended and Restated February 19, 2002, incorporated by reference to exhibit 10(b) to Form 10-Q filed by Union Planters Corporation on August 12, 2002.

10	.5*	Union Planters 1998 Stock Incentive Plan for Officers and Employees, as amended, incorporated by reference to exhibit 10(c) to Form 10-K filed by Union Planters Corporation on March 14, 2003.

10	.6*	Morgan Keegan 2000 Equity Compensation Plan, incorporated by reference to exhibit 4.1 to Form S-8 registration statement filed by former Regions Financial Corporation on April 10, 2001, file no. 333-58638.

10	.7*	Regions Supplemental Executive Retirement Plan, as amended, incorporated by reference to exhibit 10.5 to Form 10-K filed by former Regions Financial Corporation on March 24, 2003.

10	.8*	Amendment to Regions Supplemental Executive Retirement Plan.

10	.9*	Regions Financial Corporation Amended and Restated 1996 Deferred Compensation Plan for former Executives of Union Planters Corporation.

10	.10*	Trust Under Union Planters Corporation Deferred Compensation Plan for Executives, incorporated by reference to exhibit 10(m) to Form 10-Q filed by Union Planters Corporation on November 12, 1999.

10	.11*	Amendment to Trust Under Union Planters Corporation Deferred Compensation Plan for Executives, incorporated by reference to exhibit 10(n) to Form 10-Q filed by Union Planters Corporation on November 12, 1999.

10	.12*	Regions Directors’ Deferred Stock Investment Plan, as amended, incorporated by reference to exhibit 10.6 to Form 10-K filed by former Regions Financial Corporation on March 24, 2003.

10	.13*	Amendment to Regions Directors’ Deferred Stock Investment Plan.

10	.14*	Regions Supplemental 401(k) Plans, incorporated by reference to exhibit 2.1 to Form S-8 registration statement filed by former Regions Financial Corporation on December 27, 2000, file no. 333-52764.

SEC Assigned
Exhibit Number		Description of Exhibits

10	.15*	Union Planters Corporation 2002 Senior Management Performance Incentive Plan, incorporated by reference to exhibit 10(a) to Form 10-Q filed by Union Planters Corporation on August 12, 2002.

10	.16*	Union Planters Corporation Supplemental Retirement Plan for Executive Officers, incorporated by reference to exhibit 10.14 to Form 10-K filed by the registrant on March 14, 2005.

10	.17*	Amendment to Union Planters Corporation Supplemental Executive Retirement Plan for Executive Officers, incorporated by reference to exhibit 10.15 to Form 10-K filed on March 14, 2005.

10	.18*	Amended and Restated Trust Under Union Planters Corporation Supplemental Executive Retirement Plan for Certain Executive Officers, incorporated by reference to exhibit 10.16 to Form 10-K filed by the registrant on March 14, 2005.

10	.19*	Amended Executive Financial Service Plan 2000, incorporated by reference to exhibit 10(bb) to Form 10-K filed by Union Planters Corporation on March 23, 2001.

10	.20*	Regions Financial Corporation Executive Bonus Plan, incorporated by reference to exhibit 99 to Form 8-K dated May 19, 2005, and filed by the registrant on May 25, 2005.

10	.21*	Form of deferred compensation agreement implementing deferred compensation arrangements with certain directors who were formerly directors of Union Planters Corporation, incorporated by reference to exhibit 10.19 to Form 10-K filed by the registrant on March 14, 2005.

10	.22*	Employment Agreement dated as of September 1, 2001, between registrant and Carl E. Jones, Jr., Chairman and Chief Executive Officer, incorporated by reference to exhibit 10.4 to Form 10-K filed by former Regions Financial Corporation on March 22, 2002.

10	.23*	Amended and Restated Employment Agreement dated April 17, 1997 between registrant and Jackson W. Moore, Vice Chairman, President and CEO Designate, with amendment dated as of September 26, 2000, and amendment dated as of January 22, 2004, incorporated by reference to exhibit 10.21 to Form 10-K filed by the registrant on March 14, 2005.

10	.24*	Supplemental Executive Retirement Agreement between registrant and Jackson W. Moore, dated February 23, 1995, incorporated by reference to exhibit 10.22 to Form 10-K filed by the registrant on March 14, 2005.

10	.25*	Letter of Understanding, dated May 16, 2005, between Jackson W. Moore and Regions Financial Corporation, incorporated by reference to Exhibit 99.1 to Form 8-K dated May 16, 2005, and filed by registrant on May 17, 2005.

10	.26*	Amended and Restated Employment Agreement, dated June 29, 2005, between Jackson W. Moore and Regions Financial Corporation, incorporated by reference to Exhibit 99.1 to Form 8-K dated June 29, 2005, and filed by registrant on July 6, 2005

10	.27*	Employment Agreement dated as of September 1, 2001, between registrant and Richard D. Horsley, Chief Operating Officer, incorporated by reference to exhibit 10.10 to Form 10-K filed by former Regions Financial Corporation on March 22, 2005.

10	.28*	Amendment, executed June 29, 2005, to Employment Agreement dated September 1, 2001 between Richard D. Horsley and Regions Financial Corporation, incorporated by reference to Exhibit 99.2 to Form 8-K dated June 29, 2005, and filed by registrant on July 6, 2005.

10	.29*	Career award agreement dated December 20, 2005, between Richard D. Horsley and Regions Financial Corporation, incorporated by reference to Exhibit 99.4 to Form 8-K dated December 20, 2005, and filed by registrant on December 23, 2005.

10	.30*	Employment Agreement dated as of September 1, 2001, between registrant and Allen B. Morgan, Jr., Chairman of Morgan Keegan & Company, Inc., incorporated by reference to exhibit 10.6 to Form 10-K filed by former Regions Financial Corporation on March 22, 2002.

10	.31*	Employment Agreement dated as of September 1, 2001, between registrant and John I. Fleischauer, Jr., Regional President, incorporated by reference to exhibit 10.7 to Form 10-K filed by former Regions Financial Corporation on March 22, 2002.

10	.32*	Amendment, executed June 29, 2005, to Employment Agreement dated September 1, 2001 between John I. Fleischauer and Regions Financial Corporation, incorporated by reference to Exhibit 99.4 to Form 8-K dated June 29, 2005, and filed by registrant on July 6, 2005.

SEC Assigned
Exhibit Number		Description of Exhibits

10	.33*	Employment Agreement dated as of March 5, 1999, between registrant and Steve J. Schenck, Regional President, incorporated by reference to exhibit 10(ee) to Form 10-K filed by Union Planters Corporation on March 23, 2001.

10	.34*	Employment Agreement dated as of May 1, 2000, between registrant and John V. White, Jr., Regional President, incorporated by reference to exhibit 10(ff) to Form 10-K filed by Union Planters Corporation on March 23, 2001.

10	.35*	Form of change of control agreement between registrant and various officers, including executive officers William E. Askew, David C. Gordon, Robert A. Goethe, D. Bryan Jordan, Peter D. Miller, Andrew W. Stein, Samuel E. Upchurch, Jr., and Steve R. Vinson, dated as of December 14, 2005 and executed December 20, 2005, by registrant and each of such parties as a separate agreement, incorporated by reference to Exhibit 99.1 to Form 8-K dated December 20, 2005, and filed by registrant on December 23, 2005.

10	.36*	Change of control agreement between registrant and John M. Daniel, dated as of December 16, 2005, and executed December 20, 2005, incorporated by reference to Exhibit 99.2 to Form 8-K dated December 20, 2005, and filed by registrant on December 23, 2005.

10	.37*	Form of career award agreement between registrant and various officers, including executive officers William E. Askew, D. Bryan Jordan, Robert A. Goethe, Samuel E. Upchurch, Jr., and Steve R. Vinson dated as of December 20, 2005, and executed by registrant and each of such parties as a separate agreement, incorporated by reference to Exhibit 99.3 to Form 8-K dated December 20, 2005, and filed by registrant on December 23, 2005.

10	.38*	Career award agreement between registrant and David C. Gordon, dated and executed as of December 20, 2005, incorporated by reference to Exhibit 99.5 to Form 8-K dated December 20, 2005, and filed by registrant on December 23, 2005.

10	.39*	Career award agreement between registrant and Peter D. Miller, dated and executed as of December 20, 2005, incorporated by reference to Exhibit 99.6 to Form 8-K dated December 20, 2005, and filed by registrant on December 23, 2005.

10	.40*	Career award agreement between registrant and Andrew W. Stein, dated and executed as of December 20, 2005, incorporated by reference to Exhibit 99.7 to Form 8-K dated December 20, 2005, and filed by registrant on December 23, 2005.

10	.41*	Form of Regions Financial Corporation career award severance arrangement effective December 20, 2005, incorporated by reference to Exhibit 99.8 to Form 8-K dated December 20, 2005, and filed by registrant on December 23, 2005.

12		Statements re computation of ratios of earnings to fixed charges.

21		List of subsidiaries of registrant.

23		Consent of independent registered public accounting firm.
31.1		Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32		Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Compensatory plan or agreement.

Copies of the exhibits are available to stockholders upon request to:

Investor Relations

417 North 20th Street
Post Office Box 10247
Birmingham, Alabama 35202-0247

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGIONS FINANCIAL CORPORATION

By:	/s/ Jackson W. Moore

Jackson W. Moore
President and Chief Executive Officer

Date: March 3, 2006

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jackson W. Moore Jackson W. Moore	President, Chief Executive Officer, and Director (principal executive officer)	March 3, 2006

/s/ D. Bryan Jordan D. Bryan Jordan	Executive Vice President and Chief Financial Officer (principal financial officer)	March 3, 2006

/s/ Ronald C. Jackson Ronald C. Jackson	Senior Vice President and Comptroller (principal accounting officer)	March 3, 2006

/s/ Carl E. Jones, Jr. Carl E. Jones, Jr.	Chairman and Director	March 3, 2006

/s/ Richard D. Horsley Richard D. Horsley	Vice Chairman, Director and CEO of Business Enterprises	March 3, 2006

/s/ Allen B. Morgan, Jr. Allen B. Morgan, Jr.	Vice Chairman, Director and Chairman, Morgan Keegan & Company, Inc.	March 3, 2006

/s/ Samuel W. Bartholomew, Jr. Samuel W. Bartholomew, Jr.	Director	March 3, 2006

/s/ George W. Bryan George W. Bryan	Director	March 3, 2006

/s/ James S.M. French James S.M. French	Director	March 3, 2006

/s/ Margaret H. Greene Margaret H. Greene	Director	March 3, 2006

/s/ James E. Harwood James E. Harwood	Director	March 3, 2006

Signature	Title	Date

/s/ Parnell S. Lewis, Jr. Parnell S. Lewis, Jr.	Director	March 3, 2006

/s/ Susan W. Matlock Susan W. Matlock	Director	March 3, 2006

/s/ Jorge M. Perez Jorge M. Perez	Director	March 3, 2006

/s/ Malcolm Portera Malcolm Portera	Director	March 3, 2006

/s/ John R. Roberts John R. Roberts	Director	March 3, 2006

Michael S. Starnes	Director

/s/ W. Woodrow Stewart W. Woodrow Stewart	Director	March 3, 2006

/s/ Lee J. Styslinger, III Lee J. Styslinger, III	Director	March 3, 2006

/s/ Richard A. Trippeer, Jr. Richard A. Trippeer, Jr.	Director	March 3, 2006

/s/ Robert R. Waller Robert R. Waller	Director	March 3, 2006

/s/ John H. Watson John H. Watson	Director	March 3, 2006

/s/ Spence L. Wilson Spence L. Wilson	Director	March 3, 2006

/s/ Harry W. Witt Harry W. Witt	Director	March 3, 2006