Form 10-Q
period 2006-03-31
REGIONS FINANCIAL CORP
filed 2006-05-09
CIK 1281761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2006
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [X] Yes [ ] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [ ] Yes [ X ] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (Check one): [ X ] Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerate filer" in Rule 12b-2 of the Exchange Act).

Large accelerated filer [X] Accelerated filer [ ]Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [ ] Yes [X] No

The number of shares outstanding of each of the issuer's classes of common stock was 456,116,552 shares of common stock, par value $.01, outstanding as of April 30, 2006.

	REGIONS FINANCIAL CORPORATION

	INDEX

		Page Number
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Consolidated Statements of Condition -
	March 31, 2006, December 31, 2005
	and March 31, 2005	4

	Consolidated Statements of Income -
	Three months ended
	March 31, 2006 and March 31, 2005	5

	Consolidated Statement of Stockholders' Equity -
	Three months ended March 31, 2006	6

	Consolidated Statements of Cash Flows -
	Three months ended March 31, 2006 and
	March 31, 2005	7

	Notes to Consolidated Financial Statements	8

Item 2.	Management's Discussion and Analysis of
	Financial Condition and Results of Operations	23

Item 3.	Qualitative and Quantitative Disclosures about
	Market Risk	56

Item 4.	Controls and Procedures	56

PART II.	OTHER INFORMATION

Item 1A.	Risk Factors	56

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	56

Item 6.	Exhibits	57

SIGNATURES		58

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

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION
(DOLLAR AMOUNTS IN THOUSANDS) (UNAUDITED)
	March 31,	December 31,	March 31,
ASSETS	2006	2005	2005

Cash and due from banks	$ 2,059,251	$ 2,414,560	$ 1,978,199
Interest-bearing deposits in other banks	37,049	92,098	126,678
Securities held to maturity	30,591	31,464	31,893
Securities available for sale	11,823,198	11,947,810	12,182,651
Trading account assets	1,119,854	992,082	953,364
Loans held for sale	1,547,840	1,531,664	1,976,967
Federal funds sold and securities
purchased under agreements to resell	869,117	710,282	521,093
Margin receivables	563,202	527,317	551,075
Loans	58,658,565	58,591,816	58,169,485
Unearned income	(198,354)	(186,903)	(204,982)

Loans, net of unearned income	58,460,211	58,404,913	57,964,503
Allowance for loan losses	(782,368)	(783,536)	(760,032)

Net loans	57,677,843	57,621,377	57,204,471
Premises and equipment	1,109,587	1,122,289	1,108,469
Interest receivable	402,072	420,818	337,383
Due from customers on acceptances	25,481	22,924	41,313
Excess purchase price	4,987,770	5,027,044	4,997,232
Mortgage servicing rights	413,672	412,008	425,180
Other identifiable intangible assets	304,008	314,368	344,447
Other assets	1,623,983	1,597,495	1,503,217

	$84,594,518	$84,785,600	$84,283,632

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Non-interest-bearing	$ 13,328,143	$ 13,699,038	$ 11,655,721
Interest-bearing	47,191,336	46,679,329	47,931,950

Total deposits	60,519,479	60,378,367	59,587,671
Borrowed Funds:
Short-term borrowings:
Federal funds purchased and securities
sold under agreements to repurchase	3,900,737	3,928,185	4,212,431
Other short-term borrowings	995,312	1,038,094	1,240,292

Total short-term borrowings	4,896,049	4,966,279	5,452,723
Long-term borrowings	6,621,710	6,971,680	7,153,910

Total borrowed funds	11,517,759	11,937,959	12,606,633
Bank acceptances outstanding	25,481	22,924	41,313
Other liabilities	1,875,014	1,832,067	1,402,872

Total liabilities	73,937,733	74,171,317	73,638,489
Stockholders' Equity:
Common stock, par value $.01 a share:
Authorized 1,500,000,000 shares
Issued, including treasury stock,
477,796,812; 473,756,429; and
468,554,363 shares, respectively	4,778	4,738	4,686
Surplus	7,360,704	7,248,855	7,117,820
Undivided profits	4,169,678	4,034,905	3,746,113
Treasury stock, 21,096,200; 17,408,800; and 5,325,500 shares, respectively	(708,593)	(581,890)	(176,252)
Accumulated other comprehensive loss	(169,782)	(92,325)	(47,224)

Total Stockholders' Equity	10,656,785	10,614,283	10,645,143

	$84,594,518	$84,785,600	$84,283,632

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)

	Three Months Ended
	March 31,

	2006	2005

Interest Income:
Interest and fees on loans	$992,523	$810,834
Interest on securities:
Taxable interest income	131,651	122,752
Tax-exempt interest income	8,116	7,016

Total Interest on Securities	139,767	129,768
Interest on loans held for sale	33,882	31,180
Interest on margin receivables	8,673	6,142
Interest on federal funds sold and securities purchased under agreements to resell	10,490	3,053
Interest on time deposits in other banks	544	435
Interest on trading account assets	9,853	10,564

Total Interest Income	1,195,732	991,976

Interest Expense:
Interest on deposits	314,708	199,892
Interest on short-term borrowings	50,133	38,978
Interest on long-term borrowings	88,164	72,535

Total Interest Expense	453,005	311,405

Net Interest Income	742,727	680,571
Provision for loan losses	27,500	30,000

Net Interest Income After Provision for Loan Losses	715,227	650,571

Non-Interest Income:
Brokerage and investment banking	166,793	144,490
Trust department income	34,555	31,990
Service charges on deposit accounts	128,529	123,818
Mortgage servicing and origination fees	32,698	39,312
Securities gains (losses), net	11	(33,966)
Other	107,531	125,266

Total Non-Interest Income	470,117	430,910

Non-Interest Expense:
Salaries and employee benefits	447,008	437,658
Net occupancy expense	59,888	54,284
Furniture and equipment expense	34,083	32,209
Other	215,115	209,795

Total Non-Interest Expense	756,094	733,946

Income Before Income Taxes	429,250	347,535
Applicable income taxes	134,570	105,894

Net Income	$294,680	$241,641

Average number of shares outstanding-basic	456,442	465,122
Average number of shares outstanding-diluted	461,043	470,759
Per share:
Net income-basic	$0.65	$0.52
Net income-diluted	$0.64	$0.51
Cash dividends declared	$0.35	$0.34

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(AMOUNTS IN THOUSANDS) (UNAUDITED)

	Common Stock	Surplus	Undivided Profits	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Total

BALANCE AT JANUARY 1, 2006	$4,738	$7,248,855	$4,034,905	$(581,890)	$ (92,325)	$10,614,283
Comprehensive Income:
Net income			294,680			294,680
Unrealized loss on available for sale securities,
net of tax and reclassification adjustment					(77,950)	(77,950)
Other comprehensive loss from derivatives, net of tax
and reclassification adjustment					493	493

Comprehensive income*			294,680		(77,457)	217,223
Cash dividends declared ($.35 per common share)			(159,907)			(159,907)
Purchase of treasury stock				(126,703)		(126,703)
Common stock transactions:
Stock options exercised	31	102,512				102,543
Stock issued to employees under incentive plan, net	9	(1,175)				(1,166)
Amortization of unearned restricted stock		10,512				10,512

BALANCE AT March 31, 2006	$4,778	$7,360,704	$4,169,678	$(708,593)	$(169,782)	$10,656,785

Disclosure of reclassification amount:
Unrealized holding losses, net of $46,674 in income taxes,
on available for sale securities arising during period					$(77,943)
Less: Reclassification adjustment, net of ($4) in
income taxes, for net gain realized in net income					7
Unrealized holding gain on derivatives, net of ($333) in
income taxes					560
Less: Reclassification adjustment, net of ($36) in income
taxes, for amortization of cash flow hedges					67

Comprehensive loss, net of $46,381 in income taxes					$(77,457)

*Comprehensive income for the three months ended March 31, 2005 was $144.2 million.

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (DOLLAR AMOUNTS IN THOUSANDS) (UNAUDITED)

	Three Months Ended
	March 31,

Operating Activities:	2006	2005

Net income	$ 294,680	$ 241,641
Adjustments to reconcile net cash provided by (used in) operating activities
Depreciation and amortization of premises and equipment	30,053	26,766
Provision for loan losses	27,500	30,000
Net amortization of securities	1,759	6,490
Amortization of intangible and other assets	41,755	44,500
Recapture of mortgage servicing rights	(9,000)	(35,000)
Gain on exchange of NYSE seats for NYSE publicly traded stock	(13,111)	-0-
Amortization of deposits and borrowings	110	112
Provision for losses on other real estate	1,184	946
Excess tax benefits from share-based payments	(8,512)	-0-
Deferred income tax expense	5,860	5,551
(Gain) loss on sale of premises and equipment	(2,920)	310
Realized securities (gains) losses	(11)	33,966
Increase in trading account assets (1)	(105,737)	(24,688)
Increase in loans held for sale	(16,176)	(193,636)
Increase in margin receivables	(35,885)	(73,262)
Decrease in interest receivable	18,746	8,180
(Increase) decrease in other assets (1)	(21,391)	94,651
Increase in other liabilities	95,105	26,283
Other	(1,166)	26,452

Net Cash Provided By Operating Activities	302,843	219,262

Investing Activities:
Net increase in loans	(83,956)	(462,234)
Proceeds from sale of securities available for sale	10,324	1,467,145
Proceeds from maturity of securities held to maturity	954	144
Proceeds from maturity of securities available for sale	617,505	548,495
Purchases of securities held to maturity	(981)	(348)
Purchases of securities available for sale	(629,028)	(1,803,068)
Net decrease (increase) in interest-bearing deposits in other banks	55,049	(11,660)
Proceeds from sale of premises and equipment	23,090	4,074
Purchases of premises and equipment	(37,521)	(50,524)
Net increase in customers' acceptance liability	(2,557)	(9,331)

Net Cash Used In Investing Activities	(47,121)	(317,307)

Financing Activities:
Net increase in deposits	141,002	920,536
Net decrease in short-term borrowings	(70,230)	(542,888)
Proceeds from long-term borrowings	49,925	47,202
Payments on long-term borrowings	(399,895)	(132,876)
Net increase in bank acceptance liability	2,557	9,331
Cash dividends	(159,907)	(158,499)
Purchases of treasury stock	(126,703)	(146,857)
Excess tax benefits from share-based payments	8,512	-0-
Proceeds from exercise of stock options	102,543	30,426

Net Cash (Used In) Provided by Financing Activities	(452,196)	26,375

Decrease in Cash and Cash Equivalents	(196,474)	(71,670)
Cash and Cash Equivalents, Beginning of Period	3,124,842	2,570,962

Cash and Cash Equivalents, End of Period	$ 2,928,368	$ 2,499,292

See notes to consolidated financial statements.

(1)In 2006, excludes effect of $8.9 million non-cash exchange of NYSE seats for NYSE publicly traded stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

March 31, 2006

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q, and, therefore, do not include all information and notes to the consolidated financial statements necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included under Item 8 of the Annual Report on Form 10-K for the year ended December 31, 2005. It is management's opinion that all adjustments, consisting of only normal and recurring items necessary for a fair presentation, have been included. Please also refer to "Critical Accounting Policies" included in Management's Discussion and Analysis.

Certain amounts in prior periods have been reclassified to conform to the current period presentation.

NOTE B - Earnings Per Share

The following table sets forth the computation of basic net income per share and diluted net income per share:

	Three Months Ended March 31,

(in thousands, except per share amounts)	2006	2005

Numerator:
For basic net income per share and
diluted net income per share, net
income	$294,680	$241,641

Denominator:
For basic net income per share --
Weighted average shares outstanding	456,442	465,122
Effect of dilutive securities --
Stock options	4,525	5,637
Performance restricted stock	76	-0-

For diluted net income per share	461,043	470,759

Basic net income per share	$0.65	$0.52
Diluted net income per share	0.64	0.51

NOTE C - Stock-Based Compensation

Statement of Financial Accounting Standards No. 123 (revised 2004) (Statement 123(R)), "Share-based Payment" was adopted by the Company as of January 1, 2006. This accounting standard revises Statement of Financial Accounting Standards No. 123 (Statement 123), "Accounting for Stock-Based Compensation" by requiring that all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based on their fair values at the date of grant. See additional discussion of this new accounting standard in Note H "Recent Accounting Pronouncements."

Prior to January 1, 2006, the Company accounted for those stock-based employee compensation plans under the recognition and measurement provisions of APB Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees", and related Interpretations, as permitted by Statement 123; therefore, no stock-based employee compensation cost was recognized in the consolidated statement of income for the quarter ended March 31, 2005; rather, pro forma compensation cost amounts were disclosed in the notes to the consolidated financial statements. Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement 123 (R) using the modified-prospective transition method. Under that transition method, compensation cost recognized in first quarter of 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). As the modified-retrospective transition method was not selected, results for prior periods have not been restated.

The fair value of each option award is estimated on the date of grant using a Black-Scholes-Merton (BSM) option valuation model that uses the assumptions noted in the following table. Expected volatility is based on implied volatility from traded options on the Company's stock, historical volatility of the Company's stock, and other factors. Regions uses historical data to estimate option exercise and employee termination within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant and the weighted average expected life of the grant.

The weighted average fair value of options granted was $4.60 and $4.93 for the three months ended March 31, 2006 and 2005, respectively. The fair value of each grant is estimated on the date of grant using the BSM option-pricing model with the following weighted average assumptions used for grants in 2006 and 2005:
	2006	2005

Expected Dividend Yield	4.00%	4.20%
Expected Option Life (in years)	4.0	5.0
Expected Volatility	19.5%	21.4%
Risk-Free Interest Rate	4.3%	4.2%

During the first quarter of 2006, the Company made refinements to the expected volatility and expected option life assumptions used in valuing stock option grants as part of its adoption of Statement 123 (R). Expected volatility decreased to 19.5%, based upon the consideration of historical and implied volatility measurements upon the adoption of Statement 123(R); historically, the Company considered only historical stock price changes over a specified period of time. Expected option life declined from five years to four years, based upon the decrease in contractual life on new grants from ten years (historically) to seven years.

As a result of adopting Statement 123(R) on January 1, 2006, the Company's income before taxes and net income for the quarter ended March 31, 2006, are approximately $738,000 and $593,360 lower, respectively, than if it had continued to account for share-based compensation expense under APB 25. Basic and diluted earnings per share were not impacted by the adoption of Statement 123(R) during the first quarter of 2006.

Prior to the adoption of Statement 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the statement of cash flows. Statement 123(R) requires the cash flows resulting from the tax benefits of tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. Based on the adoption of Statement 123(R), Regions recognized $8,511,808 in excess tax benefits as financing cash inflows during the first quarter of 2006; since the Company selected the modified-prospective transition method, first quarter 2005 cash flows are not restated.

Regions has various stock option plans for certain key employees that provide for the granting of options to purchase up to 7,061,912 shares of Regions' common stock (excluding options assumed in connection with acquisitions) at March 31, 2006. The terms of options granted are determined by the compensation committee of the Board of Directors; however, no options may be granted after ten years from the plans' adoption, and no options may be exercised beyond ten years from the date granted. Option awards generally have a three year graded vesting term and have seven or ten year contractual terms. The option price per share of incentive stock options cannot be less than the fair market value of the common stock on the date of the grant; however, the option price of non-qualified options may be less than the fair market value of the common stock on the date of the grant (see disclosure regarding acceleration of vesting on non-qualified stock options during the fourth quarter of 2005 below). The plans also permit the granting of stock appreciation rights to holders of stock options. No stock appreciation rights were attached to options outstanding at March 31, 2006 and 2005.

Regions' long-term incentive plans provide for the granting of up to 54,086,434 shares of common stock in the form of stock options, stock appreciation rights, performance awards or restricted stock awards. The terms of stock options granted under the long-term incentive plans are generally subject to the same terms as options granted under Regions' stock option plans discussed above. A maximum of 6,790,300 shares of restricted stock and 37,038,000 shares of performance awards may be granted. During the first quarters of 2006 and 2005, Regions granted 1,010,327 and 93,376 shares, respectively, as restricted stock. Grantees of restricted stock must remain employed with Regions for certain periods from the date of the grant (generally three years) in order for the shares to be released, or the grantees must meet the standards of a retiree at which time the restricted shares may be prorated and released. However, during this period the grantee is eligible to receive dividends and exercise voting privileges on such restricted shares. In the first quarters of 2006 and 2005, 128,815 and 242,868 restricted shares, respectively, were released. Total expense for restricted stock was $10,512,000 for the first quarter of 2006 and $6,357,000 for the first quarter of 2005. Restricted stock is amortized on a straight-line basis over the requisite service period (generally three years). During the first quarter of 2006, common shares outstanding reflected a net increase of approximately 900,000 shares related to restricted stock grants and cancellations.

Unvested stock options as of January 1, 2006 and options granted on or after January 1, 2006 (adoption date for Statement 123(R)) are amortized into earnings on a straight-line basis over the requisite service period of the options. During the first quarter of 2006, net shares increased approximately 3.1 million shares due to option exercises.
Stock Options	Shares Under Option	Weighted Avg. Exercise Price	Weighted Avg. Intrinsic Value

Outstanding (Bal. at Jan. 1, 2006)	33,590,080	$27.76
Granted	359,109	34.02
Exercised	(3,659,426)	25.74
Canceled	(220,074)	28.25

Outstanding at March 31, 2006	30,069,689	28.08	$213,194,095

Vested at March 31, 2006	28,232,758	27.73	$210,051,720

Exercisable at March 31, 2006	28,232,758	27.73	$210,051,720

Restricted Stock	Number of Shares	Weighted Avg. FV (Grant Date)

Nonvested Jan. 1, 2006	3,362,995	$31.39
Granted	1,010,327	$34.45
Vested	(128,815)	$27.38
Forfeited	(60,568)	$33.42

Nonvested at March 31, 2006	4,183,939	$32.22

As disclosed in the 2005 Form 10-K, the Company approved the acceleration of vesting of certain unvested nonqualified stock options outstanding as of December 20, 2005, and recognized approximately $399,000 in compensation expense in conjunction with the acceleration of vesting. The decision to accelerate the vesting of the unvested nonqualified options primarily was made to reduce non-cash compensation expense that would otherwise have been recorded in Regions' financial statements in future periods, in accordance with Statement 123(R), and also in connection with restructuring change of control agreements for certain employees. The expense that otherwise would have been recorded in future periods, absent the accelerated vesting, totaled approximately $14.7 million (pre-tax).

Prior to the adoption of Statement 123 (R) on January 1, 2006, Statement 123 allowed for the choice of continuing to follow APB 25, and the related interpretations, or selecting the fair value method of expense recognition as described in Statement 123. The Company elected to follow APB 25 in accounting for its employee stock options in prior periods. Pro forma net income and net income per share data is presented below for the three months ended March 31, 2005, as if the fair-value method had been applied in measuring compensation costs (Note: pro forma amounts for the three months ended March 31, 2006 are not applicable based upon the adoption of Statement 123(R) during the first quarter of 2006):

(in thousands, except per share amounts)	Three Months Ended March 31, 2005

Net income	$241,641
Add: Stock-based compensation expense
included in net income, net of related
tax effects	4,131
Less: Total stock-based compensation
expense based on fair value method for
all awards, net of related tax effects	(7,402)

Pro forma net income	$238,370

Per share:
Net income	$0.52
Net income-diluted	0.51
Pro forma net income	0.51
Pro forma net income-diluted	0.51

NOTE D - Business Segment Information

Regions' segment information is presented based on Regions' primary segments of business. Each segment is a strategic business unit that serves specific needs of Regions' customers. The Company's primary segment is community banking. Community banking represents the Company's branch banking functions and has separate management that is responsible for the operation of that business unit. In addition, Regions has designated as distinct reportable segments the activities of its treasury, mortgage banking, investment banking/brokerage/trust, and insurance divisions. The treasury division includes the Company's bond portfolio, mortgage lending portfolio, and other wholesale activities. Mortgage banking consists of origination and servicing functions of Regions' mortgage operations. Investment banking includes trust activities and all brokerage and investment activities associated with Morgan Keegan. Insurance includes all business associated with commercial insurance, in addition to credit life products sold to consumer customers. The reportable segment designated "Other" includes activity of Regions' indirect consumer lending division and the parent company, including eliminations. Prior period amounts have been restated to reflect changes in methodology.

The accounting policies used by each reportable segment are the same as those discussed in Note 1 to the consolidated financial statements included under Item 8 of the Annual Report on Form 10-K. The following table presents financial information for each reportable segment.

Three months ended March 31, 2006

	Total Banking

(in thousands)	Community Banking	Treasury	Combined	Mortgage Banking

Net interest income	$ 662,500	$ 81,785	$ 744,285	$ 16,552
Provision for loan losses	21,665	5,499	27,164	49
Non-interest income	160,508	394	160,902	69,571
Non-interest expense	424,545	37,039	461,584	77,799
Income taxes (benefit)	141,612	14,866	156,478	2,931

Net income (loss)	$ 235,186	$ 24,775	$ 259,961	$ 5,344

Average assets	$48,334,322	$29,582,920	$77,917,242	$2,878,386

(in thousands)	Investment Banking/ Brokerage/ Trust	Insurance	Other	Total Company

Net interest income	$ 12,241	$ 1,297	$ (31,648)	$ 742,727
Provision for loan losses	-0-	-0-	287	27,500
Non-interest income	221,621	21,232	(3,209)	470,117
Non-interest expense	169,351	15,384	31,976	756,094
Income taxes (benefit)	23,703	2,805	(51,347)	134,570

Net income (loss)	$ 40,808	$ 4,340	$ (15,773)	$ 294,680

Average assets	$3,132,914	$186,061	$1,323,121	$85,437,724

Three months ended March 31, 2005

	Total Banking

(in thousands)	Community Banking	Treasury	Combined	Mortgage Banking

Net interest income	$ 579,933	$ 86,993	$ 666,926	$ 3,925
Provision for loan losses	23,953	4,304	28,257	54
Non-interest income	143,009	(33,832)	109,177	87,696
Non-interest expense	418,513	10,259	428,772	54,199
Income taxes (benefit)	105,097	14,474	119,571	14,191

Net income (loss)	$ 175,379	$ 24,124	$ 199,503	$ 23,177

Average assets	$49,105,561	$29,155,979	$78,261,540	$3,160,364

(in thousands)	Investment Banking/ Brokerage/ Trust	Insurance	Other	Total Company

Net interest income	$ 8,666	$ 653	$ 401	$ 680,571
Provision for loan losses	-0-	-0-	1,689	30,000
Non-interest income	184,642	21,887	27,508	430,910
Non-interest expense	151,403	14,018	85,554	733,946
Income taxes (benefit)	15,672	3,068	(46,608)	105,894

Net income (loss)	$ 26,233	$ 5,454	$(12,726)	$ 241,641

Average assets	$2,698,047	$159,511	$ 37,862	$84,317,324

NOTE E - Commitments and Contingencies

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

Loan commitments totaled $20.9 billion at March 31, 2006, and $17.6 billion at March 31, 2005. Standby letters of credit were $3.6 billion at March 31, 2006, and $2.6 billion at March 31, 2005. Commitments under commercial letters of credit used to facilitate customers' trade transactions were $51.6 million at March 31, 2006, and $152.4 million at March 31, 2005.

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

NOTE F - Derivative Financial Instruments

Regions maintains positions in derivative financial instruments to manage interest rate risk, to facilitate asset/liability management strategies, and to serve the risk management needs of customers. The most common derivative instruments are forward rate agreements, interest rate swaps, credit default swaps, and put and call options. For those derivative contracts that qualify for hedge accounting, according to Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", Regions designates the hedging instrument as either a cash flow or fair value hedge. The accounting policies associated with derivative financial instruments are discussed further in Note 1 to the consolidated financial statements included under Item 8 of the Annual Report on Form 10-K.

Regions utilizes certain derivative instruments to hedge the interest cash flows of certain variable-rate loans and certain debt instruments. Regions reported a $3.8 million loss in accumulated other comprehensive income related to cash flow hedges of variable-rate loans at March 31, 2006. To the extent that the hedge of future cash flows is deemed effective, changes in the fair value of the derivative are recognized as a component of other comprehensive income in stockholder' equity. To the extent that the hedge of future cash flows is deemed ineffective, changes in the fair value of the derivative are recognized in earnings as a component of other non-interest expense. For the three months ended March 31, 2006, there was no gain or loss related to hedge ineffectiveness recognized in other non-interest expense attributable to cash flow hedges on variable-rate loans. In addition, Regions also reported a $2.1 million accumulated loss at March 31, 2006, as compared to $2.5 million at March 31, 2005, related to discontinued cash flow hedges of debt instruments. Approximately $104,000 was amortized into expense during the first quarter of 2006. The remaining $2.1 million of accumulated other comprehensive income will be amortized into earnings through 2011.

Regions hedges the changes in the fair value of assets using forward contracts, which represent commitments to sell money market instruments at a future date at a specified price or yield. The contracts are utilized by the Company to hedge interest rate risk positions associated with the origination of mortgage loans held for sale. The Company is subject to the market risk associated with changes in the value of the underlying financial instrument, as well as the risk that the other party will fail to perform. A net gain of $2.6 million, including approximately $5,000 of loss on hedge ineffectiveness, was recognized for the three months ended March 31, 2006 related to these hedging instruments. The gross amount of forward contracts totaled $1.2 billion at March 31, 2006 and March 31, 2005.

Regions has also entered into interest rate swap agreements converting a portion of its fixed rate long-term debt to floating-rate. The fair values of the derivative instruments used in these fair value hedges are included in other assets on the statements of financial condition. For the three months ended March 31, 2006, there was ineffectiveness of approximately $325,000 in gains recorded in earnings related to these fair value hedges. No gains or losses were recognized as of March 31, 2006 related to components of derivative instruments that were excluded from the assessment of hedge effectiveness.

In prior years, Union Planters, acquired by Regions in July 2004, issued letters of credit to facilitate business in its factored receivables division. Certain of these assets were sold in 2005; however, the letters of credit remained with Regions. As part of this transaction, Regions received a $75 million notional credit default swap as default protection related to the outstanding letters of credit. At March 31, 2006, the estimated fair value of this instrument is approximately $714,000. Also, Regions has two $29.3 million notional credit default swaps, which hedge default risk associated with an interest rate swap agreement entered into with a municipality and an offsetting interest rate swap agreement with a counterparty.

The Company also maintains a derivatives trading portfolio of interest rate swaps, option contracts and futures and forward commitments used to meet the needs of its customers. The portfolio is used to generate trading profit and help clients manage interest rate risk. The Company is subject to the risk that a counterparty will fail to perform. These trading derivatives are recorded in other assets and other liabilities. The net fair value of the derivatives in the trading portfolio at March 31, 2006, was an asset of $3.0 million.

Foreign currency contracts involve the exchange of one currency for another on a specified date and at a specified rate. These contracts are executed on behalf of the Company's customers and are used to manage fluctuations in foreign exchange rates. The notional amount of forward foreign exchange contracts totaled $66 million at March 31, 2006, and $12 million at March 31, 2005. The Company is subject to the risk that another party will fail to perform.

In the normal course of business, Morgan Keegan enters into underwriting and forward and future commitments. At March 31, 2006, the contract amount of future contracts to purchase and sell U.S. Government and municipal securities was $48 million and $172 million, respectively. The brokerage subsidiary typically settles its position by entering into equal but opposite contracts and, as such, the contract amounts do not necessarily represent future cash requirements. Settlement of the transactions relating to such commitments is not expected to have a material effect on the subsidiary's financial position. Transactions involving future settlement give rise to market risk, which represents the potential loss that can be caused by a change in the market value of a particular financial instrument. The exposure to market risk is determined by a number of factors, including size, composition and diversification of positions held, the absolute and relative levels of interest rates and market volatility.

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

Regions' derivative financial instruments are summarized as follows:
	Other Than Trading Derivatives
	As of March 31, 2006

(dollar amounts in millions)	Notional Amount	Fair Value	Receive	Pay	Average Maturity in Years

Forward sale commitments	$1,238	$ 2			0.1
Mortgage-backed security options	15	-			0.1
Credit default swaps	75	1			2.0
Interest rate swaps	4,010	(41)	4.66%	5.09%	4.0

Total	$5,338	$ (38)

	As of March 31, 2005

(dollar amounts in millions)	Notional Amount	Fair Value	Receive	Pay	Average Maturity in Years

Forward sale commitments	$1,211	$ 9			0.1
Mortgage-backed security options	25	-			0.1
Interest rate swaps	4,548	26	4.75%	3.19%	6.2

Total	$5,784	$ 35

	Derivative Financial Instruments
	As of March 31,

	2006			2005

	Contract or Notional Amount			Contract or Notional Amount

	Other			Other
	Than		Credit Risk	Than		Credit Risk
	Trading	Trading	Amount*	Trading	Trading	Amount*

	(in millions)
Interest rate swaps	$ 4,010	$10,683	$ 27	$ 4,548	$10,618	$ 57
Interest rate options	-0-	1,487	-0-	-0-	1,635	-0-
Credit default swaps	75	59	-0-	-0-	-0-	-0-
Futures and forward
commitments	1,238	6,387	-0-	1,211	11,675	-0-
Mortgage-backed
security options	15	-0-	-0-	25	-0-	-0-
Foreign exchange
forwards	-0-	66	-0-	-0-	12	-0-

Total	$ 5,338	$18,682	$ 27	$ 5,784	$23,940	$ 57

The following table is a summary of Regions' derivative financial instruments as of December 31, 2005 and 2004, and is presented for comparison purposes.

	Derivative Financial Instruments
	As of December 31,

	2005			2004

	Contract or Notional Amount			Contract or Notional Amount

	Other			Other
	Than		Credit Risk	Than		Credit Risk
	Trading	Trading	Amount*	Trading	Trading	Amount*

	(in millions)
Interest rate swaps	$ 4,298	$9,814	$ 6	$ 4,548	$10,508	$ 107
Interest rate options	-0-	934	-0-	-0-	1,237	-0-
Credit default swaps	75	60	-0-
Futures and forward
commitments	1,085	7,199	-0-	1,141	10,564	-0-
Mortgage-backed
security options	20	-0-	-0-	50	-0-	-0-
Foreign exchange
forwards	-0-	67	-0-	-0-	25	-0-

Total	$ 5,478	$18,074	$ 6	$ 5,739	$22,334	$ 107

*Credit Risk Amount is defined as all positive exposures not collateralized with cash on deposit. Any credit risk arising under option contracts is combined with swaps to reflect netting agreements.

NOTE G - Pension and Postretirement Benefits

The following table provides the net pension cost and postretirement benefit cost recognized for the three months ended March 31, 2006 and 2005:
	Pension Cost		Postretirement Benefit Cost

(in thousands)	Three Months Ended March 31,		Three Months Ended March 31,

	2006	2005	2006	2005

Service cost	$ 4,762	$ 3,913	$ 100	$ 122
Interest cost	7,454	6,145	536	534
Expected return on plan assets	(9,816)	(7,326)	(62)	(82)
Net amortization	3,743	2,860	(46)	44

Net periodic pension expense	$ 6,143	$ 5,592	$ 528	$ 618

NOTE H - Recent Accounting Pronouncements

In November 2005, the FASB issued FASB Staff Position Statement of Financial Accounting Standards 115-1 and 124-1 ("FSP 115-1 ") which codified existing guidance addressing the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The FSP is effective beginning in 2006. Regions has considered this FSP in its quarterly testing for other-than-temporary impairment

On December 16, 2004, the FASB issued Statement 123 (R). Statement 123(R) revises Statement 123, and supersedes Opinion 25 and requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Statement 123 (R) was adopted by the Company as of January 1, 2006; see Note C "Stock-Based Compensation" to the financial statements for additional discussion.

On June 1, 2005, the FASB issued Statement No. 154, "Accounting Changes and Error Corrections" ("Statement 154"), a replacement of Accounting Principles Board Opinion No. 20, "Accounting Changes," and Statement of Financial Accounting Standards No. 3, "Reporting Accounting Changes in Interim Financial Statements". The Statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. In the absence of specific transition requirements to the contrary in the adoption of an accounting principle, Statement 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable for comparability and consistency of financial information between periods. Statement 154 is effective for accounting changes and corrections of errors made in fiscal years beginning in 2006.

On July 14, 2005, the FASB issued an Exposure Draft on Accounting for Uncertain Tax Positions, a proposed interpretation of Statement 109. The proposed interpretation requires that only benefits from tax positions that are more-likely-than-not of being sustained should be recognized in the financial statements. These benefits would be recorded at amounts considered to be the maximum amounts more-likely-than-not of being sustained. At the time these positions become more-likely-than-not to be disallowed, their recognition would be reversed. Regions is currently reviewing the potential impact of this proposed interpretation; any cumulative effect associated with the allocation of the provisions of the proposed interpretation will be reported as a change in accounting principle in the period in which the interpretation is adopted. The final interpretation is expected to be effective as of the beginning of the first annual period beginning after December 15, 2006.

On March 17, 2006, the FASB issued Statement No. 156, "Accounting for Servicing of Financial Assets an amendment of FASB Statement No. 140" ("Statement 156"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The Statement requires that all servicing assets and liabilities be initially measured at fair value and allows for two alternatives in the subsequent accounting for servicing assets and liabilities: the amortization method and the fair value method. The amortization method requires that the servicing assets and liabilities be amortized over the remaining estimated lives of the serviced assets with impairment testing to be performed periodically. The fair value method requires the servicing assets and liabilities to be measured at fair value each period with an offset to income. This Statement is to be adopted in the first fiscal year that begins after September 15, 2006 and early adoption is permitted. An entity can elect the fair value method at the beginning of any fiscal year provided that interim financial statements have not been issued. However, once the fair value election is made, an entity cannot revert back to the amortization method. Regions is currently reviewing the potential impact of this Statement, as well as the accounting alternatives available.

On March 31, 2006, the FASB issued an Exposure Draft of a Proposed Statement of Financial Accounting Standards on Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R). The proposed statement is the first phase of a two phase project by the FASB to change the current accounting for these types of entity-sponsored plans. This statement would require that an entity recognize in its statement of financial position the overfunded or underfunded status of a defined benefit postretirement plan measured as the difference between the fair value of plan assets and the benefit obligation. For a pension plan, the benefit obligation would be the projected benefit obligation; for any other postretirement plan, the benefit obligation would be the accumulated benefit obligation. In addition, entities would be required to recognize as a component of other comprehensive income, net of tax, the actuarial gains and losses and the prior service costs and credits that arise during the period but are not recognized as components of net periodic benefit cost. These amounts would be adjusted as they are amortized into income as components of net periodic benefit costs in subsequent periods. These requirements are effective for fiscal years ending after December 15, 2006 and should be applied retrospectively. The final requirement of the proposed statement is that the defined benefit plan assets and defined benefit plan obligations be measured as of the date of the entity's statement of financial position as opposed to a date not to exceed three months prior to the date of an entity's statement of financial position as in current practice. This requirement is effective for the first fiscal year beginning after December 15, 2006 but can be adopted earlier. Regions is currently reviewing the potential impact of this proposed statement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following discussion and financial information is presented to aid in understanding Regions Financial Corporation's ("Regions" or "the Company") financial position and results of operations. The emphasis of this discussion will be on the three months ended March 31, 2006, as compared to the three months ended March 31, 2005, and the three months ended December 31, 2005.

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

In addition to providing traditional commercial and retail banking services, Regions provides other financial services in the fields of investment banking, asset management, trust, mutual funds, securities brokerage, mortgage banking, insurance, leasing, and other specialty financing. Regions provides investment banking and brokerage services from 301 offices of Morgan Keegan & Company, Inc. ("Morgan Keegan"), one of the largest investment firms based in the South. Regions' mortgage banking operations, Regions Mortgage (a division of Regions Bank) and EquiFirst Corporation ("EquiFirst"), provide residential mortgage loan origination and servicing activities for customers. Regions Mortgage services approximately $36.7 billion in mortgage loans. Regions provides full-line insurance brokerage services, primarily through Rebsamen Insurance, Inc., one of the 50 largest insurance brokers in the country.

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

Regions' business strategy has been and continues to be focused on providing a competitive suite of products and services, delivering quality customer service and maintaining a branch distribution network with offices in convenient locations.

The Company's principal market areas are located in the states of Alabama, Arkansas, Florida, Georgia, Illinois, Indiana, Iowa, Kentucky, Louisiana, Mississippi, Missouri, North Carolina, South Carolina, Tennessee, Texas and Virginia. Morgan Keegan also operates offices in Massachusetts and New York.

FIRST QUARTER HIGHLIGHTS

Regions reported record net income of $.64 per diluted share in the first quarter of 2006, compared to $.51 per diluted share for the first quarter of 2005 and $.55 per diluted share for the fourth quarter of 2005. Primary drivers of the record first quarter 2006 net income were increased net interest income, strong Morgan Keegan performance and reduced credit costs.

Net interest income for the first quarter of 2006 was $742.7 million, compared to $680.6 million in the first quarter of 2005 and $725.9 million in the fourth quarter of 2005. The taxable equivalent net interest margin (annualized) for the first quarter of 2006 was 4.18%, up from 3.84% in the first quarter of 2005 and 4.01% in the fourth quarter of 2005. The increase in the net interest margin was due primarily to favorable balance sheet positioning in a rising interest rate environment over the last year; Regions, being in an asset sensitive balance sheet position, benefited from rising interest rates, as increases in asset yields outpaced increases in interest-bearing liability costs. Additionally, a favorable shift in the mix of earning assets and interest-bearing liabilities benefited the interest margin over the last four quarters.

Morgan Keegan's revenues were a record $251.9 million in the first quarter of 2006, compared to $204.3 million in the first quarter of 2005 and $211.0 million in the fourth quarter of 2005. Revenue increases during the first quarter of 2006 were primarily related to strong equity trading volumes, increased sales and underwriting of fixed income products (including a new proprietary closed-end fund) and a $13.1 million pre-tax gain on the exchange of New York Stock Exchange (NYSE) seats for stock (see TRADING ACCOUNT ASSETS and NON-INTEREST INCOME below).

The banking unit produced expanded net interest margin and increased net interest income during the first quarter of 2006. Loan growth of $55.3 million, linked quarter, was driven by residential real estate and construction lending. Modest loan growth during the first quarter of 2006 (based on linked-quarter and year-over-year comparisons) continued to reflect discipline in pricing and strict underwriting standards. Deposits increased by $141.1 million, linked quarter, driven by an increase in retail certificates of deposits, partially offset by declines in commercial interest-free deposits and wholesale certificates of deposit.

Net charge-offs totaled $28.7 million, or 0.20%, of average loans, annualized, in the first quarter of 2006, compared to 0.17% for the first quarter of 2005 and 0.28% in the fourth quarter of 2005. On a linked-quarter basis, non-performing assets increased $2.2 million to $409.1 million at March 31, 2006. Loans past due greater than 90 days increased $5.2 million in the first quarter of 2006, compared to the prior quarter, primarily due to delinquent residential mortgage loans in Hurricane Katrina-affected areas.

The provision for loan losses totaled $27.5 million in the first quarter of 2006 compared to $30.0 million during the same period of 2005 and $40.0 million during the fourth quarter of 2005. The allowance for loan losses at March 31, 2006, was 1.34% of total loans, net of unearned income, compared to 1.31% at March 31, 2005 and 1.34% at year end 2005.

Non-interest income, excluding securities gains and losses, increased $5.2 million compared to the first quarter of 2005 and $29.7 million on a linked-quarter comparison, primarily due to increases in brokerage and investment banking revenues and trust fees, partially offset by declines in mortgage servicing and reduced gains on the sale of mortgage loans. Brokerage and investment banking revenues totaled $166.8 million in the first quarter of 2006, compared to $144.5 million in the first quarter of 2005 and $140.3 million in the fourth quarter of 2005. Trust fees totaled $34.6 million in the first quarter of 2006, compared to $32.0 million in the same period in 2005 and $30.8 million in the fourth quarter of 2005. Regions' mortgage servicing and origination fees totaled $32.7 million in the first quarter 2006, compared to $39.3 million in the first quarter of 2005 and $33.7 million in the fourth quarter of 2005. Gains on the sale of mortgage loans decreased 64% from the first quarter of 2005 and 43% compared to the fourth quarter of 2005, due to reduced gain on sale margins and declining mortgage loan sales volumes.

Total non-interest expense increased $22.1 million compared to first quarter 2005 and $2.1 million on a linked-quarter comparison. Regions recognized $9.0 million of recapture in the value of mortgage servicing rights ("MSR") during the first quarter of 2006, which is included in other non-interest expense. The recapture was essentially offset by an $8.2 million loss recognized on the call of trust preferred securities during the first quarter of 2006. Total non-interest expenses, excluding merger-related and other charges, mortgage servicing rights impairment/recapture and loss on early extinguishment of debt securities, increased $26.9 million compared to the first quarter of 2005 and $38.2 million on a linked-quarter comparison, due primarily to an increase in salaries and employee benefits and net occupancy expense (partially attributable to Hurricane Katrina-related expenses), partially offset by merger cost savings.

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

Allowance for Loan Losses

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

Intangible Assets

Regions' intangible assets consist primarily of excess of cost over the fair value of net assets of acquired businesses (excess purchase price), other identifiable intangible assets (primarily core deposit intangibles) and amounts capitalized for the right to service mortgage loans.

Regions' excess purchase price (the amount in excess of the fair value of net assets acquired) is tested for impairment annually, or more often if events or circumstances indicate impairment may exist. Adverse changes in the economic environment, operations of acquired business units or other factors could result in a decline in implied fair value of excess purchase price. If the implied fair value is less than the carrying amount, a loss would be recognized to reduce the carrying amount to implied fair value.

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

For purposes of evaluating mortgage servicing impairment, Regions must value its mortgage servicing rights. Mortgage servicing rights do not trade in an active market with readily observable market prices. Although sales of mortgage servicing rights do occur, the exact terms and conditions of sales may not be readily available. As a result, Regions stratifies its mortgage servicing portfolio on the basis of certain risk characteristics including loan type and contractual note rate and values its mortgage servicing rights using discounted cash flow modeling techniques, which require management to make estimates regarding future net servicing cash flows, taking into consideration actual and expected mortgage loan prepayment rates and discount rates. Changes in interest rates, prepayment speeds or other factors could result in impairment of the servicing asset and a charge against earnings to reduce the recorded carrying amount. Based on a hypothetical sensitivity analysis, Regions estimates that a reduction in the primary mortgage market rates of 25 basis points and 50 basis points would reduce the March 31, 2006 fair value of mortgage servicing rights by 5% and 12%, respectively.

Income Taxes

Management's determination of the realization of the deferred tax asset is based upon management's judgment of various future events and uncertainties, including the timing and amount of future income earned by certain subsidiaries and the implementation of various tax plans to maximize realization of the deferred tax asset. Management believes that the subsidiaries will generate sufficient operating earnings to realize the deferred tax benefits. Regions' 1998 to 2004 consolidated federal income tax returns are open for examination. From time to time Regions engages in business plans that may also have an effect on its tax liabilities. While Regions has obtained the opinion of advisors that the tax aspects of these plans should prevail, examination of Regions' income tax returns or changes in tax law may impact these plans and resulting provisions for income taxes. For example, as a result of normal examinations of Regions' income tax returns, Regions has received notices of proposed adjustments relating to taxes due for certain years. Regions believes that adequate provisions for income taxes have been recorded and intends to vigorously contest the proposed adjustments. To the extent, however, that final resolution of the proposed adjustments results in significantly different conclusions from Regions' current assessment of the proposed adjustments, Regions' effective tax rate in any given financial reporting period may be materially different from its current effective tax rate.

TOTAL ASSETS

Regions' total assets at March 31, 2006, were $84.6 billion. Total assets have not changed significantly compared to March 31, 2005 and December 31, 2005.

LOANS AND ALLOWANCE FOR LOAN LOSSES

LOAN PORTFOLIO

Regions' primary investment is loans. At March 31, 2006, loans represented 79% of Regions' earning assets.

The following table includes a distribution of Regions' loan portfolio.

Loan Portfolio (period end data)

(in thousands)	First Quarter 2006	Fourth Quarter 2005	First Quarter 2005

Commercial	$14,953,740	$14,979,811	$15,580,577
Residential mortgages	12,925,223	12,678,332	11,564,122
Other real estate loans	13,379,282	13,745,201	14,470,703
Construction	7,701,478	7,363,353	6,895,472
Branch installment	1,591,127	1,625,929	1,732,933
Indirect installment	1,319,819	1,353,929	1,507,689
Consumer lines of credit	5,661,990	5,786,770	5,370,837
Student loans	927,552	871,588	842,170

	$58,460,211	$58,404,913	$57,964,503

Total loans at March 31, 2006, increased 1% from March 31, 2005, and remained relatively flat compared to year-end 2005 total loans. The strongest categories of growth in the loan portfolio have been in residential real estate mortgages, construction loans and student loans. The average yield on loans during the first quarter of 2006 was 7.05%, compared to 5.83% during the first quarter of 2005 and 6.64% during the fourth quarter of 2005. The increase in average yield corresponds with the rising interest rate environment during 2005 and 2006.

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

Regions determines its allowance for loan losses in accordance with Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan-an Amendment of FASB Statements No. 5 and 15" and Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies." In determining the amount of the allowance for loan losses, management uses information from its ongoing loan review process to stratify the loan portfolio into loan pools with common risk characteristics. The higher-risk-graded loans in the portfolio are assigned estimated amounts of loss based on several factors, including current and historical loss experience of each higher-risk category, regulatory guidelines for losses in each higher-risk category and management's judgment of economic conditions and the resulting impact on the higher-risk-graded loans. All loans deemed to be impaired, which include all non-accrual loans greater than $1 million, excluding loans to individuals, are evaluated individually. Impaired loans totaled approximately $67 million at March 31, 2006 and $64 million at December 31, 2005. The vast majority of Regions' impaired loans are dependent upon collateral for repayment. For these loans, impairment is measured by evaluating collateral value as compared to the current investment in the loan. For all other loans, Regions compares the amount of estimated discounted cash flows to the investment in the loan. In the event a particular loan's collateral value or discounted cash flows are not sufficient to support the collection of the investment in the loan, the loan is specifically considered in the determination of the allowance for loan losses or a charge is immediately taken against the allowance for loan losses. The percentage of the allowance for loan losses related to the higher-risk loans was approximately 37% at March 31, 2006, compared to approximately 47% at December 31, 2005. Higher-risk loans, which include impaired loans, consist of loans classified as OLEM (other loans especially mentioned) and below and loans in other loan categories that are significantly past due.

In addition to establishing allowance levels for specifically identified higher-risk-graded loans, management determines allowance levels for all other loans in the portfolio for which historical experience indicates that certain losses exist. These loans are categorized by loan type and assigned estimated amounts of loss based on several factors, including current and historical loss experience of each loan type and management's judgment of economic conditions and the resulting impact on each category of loans. The percentage of the allowance for loan losses related to all other loans in the portfolio for which historical experience indicates that certain losses exist was approximately 63% of Regions' allowance for loan losses at March 31, 2006 and 53% at December 31, 2005. The amount of the allowance related to these loans is combined with the amount of the allowance related to the higher-risk-graded loans to evaluate the overall level of the allowance for loan losses.

During the third quarter of 2005, Hurricane Katrina struck the Gulf Coast (mainly impacting Louisiana, Mississippi, and Alabama) as a Category 3 hurricane, causing significant flood and wind damage and loss of life, property, power, and income. Regions had loans of approximately $1.1 billion ($440 million in commercial real estate loans, $293 million in commercial and industrial loans, $164 million in consumer loans, and $199 million in mortgage loans) in the most significantly impacted areas at March 31, 2006. Approximately 56% of the consumer loans are home equity lines of credit. As part of its ongoing evaluation process at March 31, 2006, Regions has identified approximately $58 million in allowance for loan losses related to this portion of its loan portfolio. The Company recognized net charge-offs of approximately $3.2 million during the first quarter of 2006 ($1,878,000 for mortgage loans, $788,000 for commercial loans and $565,000 for consumer/retail loans) for loans in Hurricane Katrina-affected areas.

Management considers the current level of allowance for loan losses adequate to absorb probable losses on loans in the portfolio. Management's determination of the adequacy of the allowance for loan losses, which is based on the factors and risk identification procedures previously discussed, requires the use of judgments and estimations that may change in the future. Changes in the factors used by management to determine the adequacy of the allowance or the availability of new information could cause the allowance for loan losses to be increased or decreased in future periods. The amount of the allowance for loan losses related to the Hurricane Katrina impacted portfolio may change in the future as additional or different information affecting customers in the Katrina-impacted areas is obtained. Changes in (1) risk assessments of individual loans in this area, (2) collateral values of properties securing loans in this area, (3) levels of past due and non-accruing loans in this area, (4) economic conditions in the Hurricane Katrina impacted area and (5) other factors, could result in changes in Regions' allowance for loan losses in the future. In addition, bank regulatory agencies, as part of their examination process, may require that additions be made to the allowance for loan losses based on their judgments and estimates.

Activity in the allowance for loans losses is summarized as follows:

	Three Months Ended
(dollar amounts in thousands)	March 31,	March 31,
	2006	2005

Balance at beginning of period	$783,536	$754,721
Loans charged-off:
Commercial	24,526	21,670
Real estate	11,982	12,259
Installment	11,625	13,314

Total	48,133	47,243
Recoveries:
Commercial	11,713	12,445
Real estate	1,773	2,318
Installment	5,979	7,791

Total	19,465	22,554
Net loans charged off:
Commercial	12,813	9,225
Real estate	10,209	9,941
Installment	5,646	5,523

Total	28,668	24,689
Provision charged to expense	27,500	30,000

Balance at end of period	$782,368	$760,032

Average loans outstanding:
Commercial	$14,760,926	$15,100,706
Real estate	34,376,749	33,354,288
Installment	9,053,837	9,057,000

Total	$58,191,512	$57,511,994

Net charge-offs as percent of average
loans outstanding (annualized):
Commercial	.35%	.25%
Real estate	.12%	.12%
Installment	.25%	.25%
Total	.20%	.17%

Net loan losses as a percentage of average loans (annualized) were 0.20% in the first quarter of 2006, compared to 0.17% in the first quarter 2005 and 0.28% in the fourth quarter of 2005. At March 31, 2006, the allowance for loan losses was 1.34% of loans, compared to 1.31% at March 31, 2005 and 1.34% at December 31, 2005. The allowance for loan losses as a percentage of non-performing loans was 227% at March 31, 2006, compared to 177% at March 31, 2005, and 229% at December 31, 2005.

NON-PERFORMING ASSETS

Non-performing assets are summarized as follows:
(dollar amounts in thousands)	March 31,	December 31,	March 31,
	2006	2005	2005

Non-performing loans:
Non-accruing loans	$343,880	$341,177	$429,171
Renegotiated loans	190	241	257

Total non-performing loans	$344,070	$341,418	$429,428
Other real estate	64,999	65,459	57,624

Total non-performing assets	$409,069	$406,877	$487,052

Non-performing assets as a
percentage of loans and
other real estate	0.70%	0.70%	0.84%

Loans past due 90 days or more	$92,766	$87,523	$62,074

Non-accruing loans at March 31, 2006 decreased $85.3 million from March 31, 2005 levels, due primarily to the disposition of a single large commercial credit during the fourth quarter of 2005 and increased $2.7 million from year-end 2005 levels. At March 31, 2006, real estate loans comprised $211.3 million ($157.4 million in residential) of total non-accruing loans, with commercial loans accounting for $93.4 million and consumer loans accounting for $39.2 million. Loans past due 90 days or more increased $30.7 million compared to March 31, 2005, due primarily to increased delinquencies in the consumer loan portfolio and increased $5.2 million from year-end 2005 levels, due primarily to delinquencies on residential mortgage loans in Hurricane Katrina-affected areas. Renegotiated loans decreased $67,000 compared to March 31, 2005 and $51,000 from year-end 2005 levels. Other real estate increased $7.4 million from March 31, 2005 and decreased $460,000 million since December 31, 2005.

INTEREST-BEARING DEPOSITS IN OTHER BANKS

Interest-bearing deposits in other banks are used primarily as temporary investments and generally have short-term maturities. At March 31, 2006, this category of earning asset totaled $37.0 million compared to $126.7 million at March 31, 2005 and $92.1 million at December 31, 2005.

SECURITIES

The following table shows the carrying values of securities as follows:
(in thousands)	March 31,	December 31,	March 31,
	2006	2005	2005

Securities held to maturity:
U.S. Treasury and Federal agency securities	$ 30,591	$ 31,464	$ 31,893

Total	$ 30,591	$ 31,464	$ 31,893

Securities available for sale:
U.S. Treasury and Federal agency securities	$ 3,175,763	$ 3,384,709	$ 3,528,199
Obligations of states and political subdivisions	415,237	447,195	519,460
Mortgage-backed securities	7,554,157	7,427,886	7,574,977
Other securities	94,644	108,163	72,662
Equity securities	583,397	579,857	487,353

Total	$11,823,198	$11,947,810	$12,182,651

Total securities at March 31, 2006, decreased 3% from March 31, 2005, due primarily to the sale of government and agency securities during 2005 for balance sheet management purposes and decreased 1% since year-end 2005 levels, primarily due to maturities of securities. Securities available for sale are an important tool used to manage interest rate sensitivity and provide a primary source of liquidity for the Company (see INTEREST RATE SENSITIVITY, Exposure to Interest Rate Movements and LIQUIDITY).

TRADING ACCOUNT ASSETS

Trading account assets increased $166.5 million compared to March 31, 2005 and $127.8 million compared to year-end 2005, due primarily to increases in government and other securities, as well as the receipt of NYSE stock obtained from the exchange of ownership of NYSE seats, partially offset by a decrease in agency securities. Trading account assets are held for the purpose of selling at a profit and are carried at market value.

LOANS HELD FOR SALE

Loans held for sale decreased $429.1 million compared to March 31, 2005, due primarily to declining levels of residential mortgages held for sale because of lower production and the sale of factored accounts receivable during 2005. Since year end, loans held for sale have increased $16.2 million.

MARGIN RECEIVABLES

Margin receivables at March 31, 2006, totaled $563.2 million, compared to $551.1 million at March 31, 2005, and $527.3 million at December 31, 2005. Margin receivables represent funds advanced to brokerage customers for the purchase of securities that are secured by certain marketable securities held in the customer's brokerage account. The risk of loss from these receivables is minimized by requiring that customers maintain marketable securities in the brokerage account which have a fair market value substantially in excess of the funds advanced to the customer. Fluctuations in these balances are caused by trends in general market conditions, volatility in equity retail products, and investor sentiment toward economic stability.

PREMISES AND EQUIPMENT

Premises and equipment at March 31, 2006 increased by $1.1 million in comparison with the same quarter in 2005 and decreased $12.7 million from December 31, 2005. These fluctuations resulted from additions of premises and equipment related to new branches, offset by ongoing depreciation and amortization, sales of properties during the first quarter of 2006 and the sale in the second quarter of 2005 of certain properties to a third party, in which Regions agreed to lease back a portion of these properties. As a part of this transaction, Regions maintained a continuing involvement in certain properties and, as such, continues to incur depreciation expense related to these properties. In addition, Regions recorded a long term debt obligation totaling $83.1 million relating to the continuing involvement in these properties (See BORROWINGS) as a part of the transaction.

EXCESS PURCHASE PRICE

Excess purchase price at March 31, 2006, March 31, 2005 and December 31, 2005 totaled $5.0 billion. A significant portion of this balance is comprised of excess purchase price added in connection with the 2004 acquisition of Union Planters Corporation ("Union Planters").

MORTGAGE SERVICING RIGHTS

Mortgage servicing rights at March 31, 2006 decreased $11.5 million compared to March 31, 2005 due to amortization of the servicing rights, partially offset by a $9 million recapture during the first quarter of 2006 of previous impairment, resulting from rising mortgage rates and related declines in prepayment speed assumptions. Since year end, mortgage servicing rights increased $1.7 million. At March 31, 2006, mortgage servicing rights totaled $413.7 million.

OTHER IDENTIFIABLE INTANGIBLE ASSETS

Other identifiable intangible assets at March 31, 2006 totaled $304.0 million compared to $344.4 million at March 31, 2005 and $314.4 million at year-end 2005. The decreases from the first quarter of 2005 and fourth quarter 2005 are related to amortization of other identifiable intangible assets.

OTHER ASSETS

Other assets increased $120.8 million compared to March 31, 2005, and $26.5 million since year-end 2005. The increase from first quarter 2005 was primarily the result of increases in computer software, deferred tax assets and customer derivatives. The increase from fourth quarter 2005 was primarily related to increases in deferred tax assets and customer derivatives.

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

The loan to deposit ratio at March 31, 2006, was 96.60%, compared to 97.28% at March 31, 2005 and 96.73% at December 31, 2005.

In April 2005, Regions filed a universal shelf registration statement that allows the company to issue up to $2 billion of various debt and equity securities at market rates for future funding and liquidity needs. During the third quarter of 2005, Regions issued $750 million of senior debt notes ($400 million of 3-year floating rate notes and $350 million of 3-year fixed rate notes) under the above universal shelf registration statement.

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

Total deposits at March 31, 2006, increased 2% compared to March 31, 2005, and remained relatively flat from year-end 2005 levels. The increase in deposits from first quarter 2005 was due primarily to an increase in retail certificates of deposits and interest free deposits, which were heavily marketed during 2005. Additionally, the Company has seen a significant inflow of interest-free deposits and retail certificates of deposits in Hurricane Katrina-affected areas, mainly during the fourth quarter of 2005 and, to a lesser extent, during the first quarter of 2006. Increases in community banking deposits during the last year have been partially offset by declines in wholesale deposits, due to decreased reliance on this funding source.

The following table presents the average rates paid on deposits by category for the three months ended March 31, 2006 and 2005 (annualized):
	Average Rates Paid

	March 31,	March 31,
	2006	2005

Interest-bearing transaction accounts	1.97%	1.62%
Savings accounts	0.37	0.23
Money market savings accounts	2.04	0.97
Certificates of deposit of $100,000 or more	3.97	2.61
Other interest-bearing deposits	3.61	2.63
Total interest-bearing deposits	2.71%	1.73%

The following table presents the average amounts of deposits outstanding by category for the three months ended March 31, 2006 and 2005:
	Average Amounts Outstanding

	Three months ended March 31,
(in thousands)	2006	2005

Non-interest-bearing demand deposits	$12,926,748	$11,465,076

Interest-bearing transaction accounts	2,272,440	3,133,340
Savings accounts	3,100,922	2,902,368
Money market savings accounts	19,873,074	19,271,295
Certificates of deposit of $100,000 or more	7,383,192	7,494,832
Other interest-bearing deposits	14,442,354	14,121,224

Total interest-bearing deposits	47,071,982	46,923,059

Total deposits	$59,998,730	$58,388,135

BORROWINGS

Following is a summary of short-term borrowings:
(in thousands)	March 31,	December 31,	March 31,
	2006	2005	2005

Federal funds purchased	$ 812,675	$ 1,195,790	$1,631,953
Securities sold under
agreements to repurchase	3,088,062	2,732,395	2,580,478
Federal Home Loan Bank structured notes	-0-	-0-	350,000
Notes payable to unaffiliated banks	94,800	129,700	59,600
Treasury, tax and loan note	-0-	-0-	4,984
Due to brokerage customers	459,469	547,666	463,539
Other short-term borrowings	441,043	360,728	362,169

Total	$4,896,049	$4,966,279	$5,452,723

Net federal funds purchased and security repurchase agreements totaled $3.0 billion at March 31, 2006, compared to $3.7 billion at March 31, 2005, and $3.2 billion at year-end 2005. The level of federal funds and security repurchase agreements can fluctuate significantly on a day-to-day basis, depending on funding needs and which sources of funds are used to satisfy those needs. During the first three months of 2006, net funds purchased averaged $3.2 billion compared to $4.4 billion for the same period in 2005. Other short-term borrowings decreased $245.0 million since March 31, 2005, due primarily to reductions in FHLB structured notes, partially offset by increases in short sale liabilities (included in "Other short-term borrowings" in the preceding table above).

Long-term borrowings are summarized as follows:
(in thousands)	March 31,	December 31,	March 31,
	2006	2005	2005

6.375% subordinated notes due 2012	$ 600,000	$ 600,000	$ 600,000
7.00% subordinated notes due 2011	500,000	500,000	500,000
7.75% subordinated notes due 2024	100,000	100,000	100,000
6.75% subordinated notes due 2005	-0-	-0-	102,258
6.50% subordinated notes due 2018	313,496	313,779	318,350
7.75% subordinated notes due 2011	554,391	557,156	565,453
4.50% senior notes due 2008	350,000	350,000	-0-
Floating rate senior notes due 2008	400,000	400,000	-0-
Senior holding company notes due 2010	487,345	486,668	484,634
Senior bank notes	1,008,469	1,010,182	1,015,266
Federal Home Loan Bank structured notes	1,035,000	1,035,000	1,785,000
Federal Home Loan Bank advances	835,944	837,300	949,186
8.00% junior subordinated notes	-0-	300,640	299,485
8.20% junior subordinated notes	226,390	223,503	224,123
Mark-to-market on hedged long-term debt	(35,156)	10,121	40,293
Other long-term debt	245,831	247,331	169,862

Total	$6,621,710	$6,971,680	$7,153,910

Long-term borrowings have decreased $532.2 million since March 31, 2005, due primarily to prepayments and maturities on FHLB notes and advances and early extinguishment of junior subordinated notes resulting from the call of trust preferred securities, partially offset by the issuance of $750 million in senior notes from the 2005 shelf registration and $83.1 million added to other long-term debt in connection with the seller-lessee transaction with continuing involvement (see PREMISES AND EQUIPMENT). The decrease of $350.0 million since year-end 2005 was due primarily to the call of trust preferred securities during the first quarter of 2006 and the resulting early extinguishment of approximately $300 million in junior subordinated notes, as well as the decrease in the mark to market on hedged long-term debt.

OTHER LIABILITIES

Other liabilities increased $472.1 million compared to March 31, 2005, due primarily to increases in accrued interest, accrued income taxes and derivative liabilities, and increased by $42.9 million compared to year-end 2005, primarily due to increases in accrued income taxes and derivative liabilities.

STOCKHOLDERS' EQUITY

Stockholders' equity was $10.7 billion at March 31, 2006, compared to $10.6 billion at March 31, 2005 and $10.6 billion at December 31, 2005. Accumulated other comprehensive loss totaled $170.0 million at March 31, 2006, compared to a loss of $47.2 million at March 31, 2005 and a loss of $92.3 million at year-end 2005. Fluctuations in accumulated other comprehensive income/loss primarily relate to changes in the carrying value of available for sale securities.

Regions' ratio of equity to total assets was 12.60% at March 31, 2006, compared to 12.63% at March 31, 2005 and 12.52% at December 31, 2005. Regions' ratio of tangible equity to tangible assets was 6.77% at March 31, 2006, compared to 6.72% at March 31, 2005 and 6.64% at December 31, 2005.

At March 31, 2006, Regions had 23.9 million common shares available for repurchase through open market transactions under existing share repurchase authorizations. During the first quarter of 2006, the Company repurchased 3.7 million common shares at a cost of $126.7 million.

The Board of Directors declared a $.35 cash dividend for the first quarter of 2006, compared to a $.34 cash dividend declared for the first quarter of 2005 and $.34 for fourth quarter 2005.

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

The following chart summarizes the applicable bank regulatory capital requirements. Regions' capital ratios at March 31, 2006 and 2005, substantially exceeded all regulatory requirements.
		Well
	Minimum	Capitalized	Regions at	Regions at
	Regulatory	Regulatory	March 31,	March 31,
	Requirement	Requirement	2006	2005

Tier 1 capital to risk-adjusted assets	4.00%	6.00%	8.52%	8.90%
Total risk-based capital to risk-adjusted assets	8.00	10.00	12.31	13.20
Tier 1 leverage ratio	3.00	5.00	7.25	7.46

OPERATING RESULTS

For the first quarter of 2006, net income totaled $294.7 million ($0.64 per diluted share), compared to $241.6 million ($0.51 per diluted share) in the first quarter of 2005 and $254.0 million ($0.55 per diluted share) in the fourth quarter of 2005.

Annualized return on average stockholders' equity for the three months ended March 31, 2006 was 11.18%, compared to 9.15% for the same period in 2005. Annualized return on average assets for the three months ended March 31, 2006 was 1.40%, compared to 1.16% for the same period in 2005.

Annualized return on average tangible stockholders' equity was 22.32% for the three months ended March 31, 2006, compared to 18.00% for the same period in 2005 and 19.34% for the fourth quarter of 2005.

NET INTEREST INCOME

The following table presents a summary of net interest income for the quarters ended March 31, 2006, December 31, 2005, and March 31, 2005.
(dollar amounts in thousands)	March 31,	December 31,	March 31,
	2006	2005	2005

Interest income	$1,195,732	$1,149,160	$991,976
Interest expense	453,005	423,247	311,405

Net interest income	742,727	725,913	680,571

Tax equivalent adjustment	23,955	22,729	20,535

Net interest income (taxable equivalent)	$766,682	$748,642	$701,106

Net interest margin (taxable equivalent)	4.18%	4.01%	3.84%

For the first quarter of 2006, net interest income (taxable equivalent basis) increased $65.6 million, or 9%, compared to the first quarter of 2005, due to improved spreads and growth in earning assets. The net yield on interest earning assets (taxable equivalent basis) was 4.18% in the first quarter of 2006, compared to 3.84% during the first quarter of 2005. The increase in the net interest margin was due primarily to favorable balance sheet positioning in a rising interest rate environment over the last year; Regions, being in an asset sensitive balance sheet position, benefited from rising interest rates, as increases in asset yields outpaced increases in interest-bearing liability costs. The yield on interest earning assets increased 110 basis points and the rate on interest bearing liabilities increased 102 basis points, compared to the first quarter of 2005. A favorable shift in the mix of earning assets and interest bearing liabilities benefited the interest margin over the last four quarters.

From a linked-quarter perspective, net interest income (taxable equivalent basis) increased $18.0 million, due primarily to modest earning asset growth combined with higher spreads. The net yield on interest earning assets (taxable equivalent basis) was 4.18% in the first quarter of 2006, compared to 4.01% in the fourth quarter of 2005. The yield on interest-earning assets increased 38 basis points, while the rate on interest-bearing liabilities increased 27 basis points.

Analysis of Changes in Net Interest Income
	Three months ended March 31,

(in thousands)	2006 over 2005

	Volume	Yield/Rate	Total

Increase (decrease) in:
Interest income on:
Loans	$ 9,686	$172,002	$181,688
Federal funds sold	3,057	4,380	7,437
Taxable securities	(5,856)	14,755	8,899
Non-taxable securities	(1,703)	2,803	1,100
Other earning assets	3	4,628	4,631

Total	5,187	198,568	203,755
Interest expense on:
Savings deposits	120	1,072	1,192
Other interest-bearing deposits	(224)	113,847	113,623
Borrowed funds	(12,582)	39,366	26,784

Total	(12,686)	154,285	141,599

Increase in net interest income	$17,873	$ 44,283	$ 62,156

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

Exposure to Interest Rate Movements. Based on the foregoing discussion, management has estimated the potential effect of shifts in interest rates on net interest income. As of March 31, 2006, Regions maintains an asset sensitive position to gradual rate shifts of plus or minus 100 and 200 basis points. The following table demonstrates the expected effect that a gradual (over six months beginning at March 31, 2006 and 2005) parallel interest rate shift would have on Regions' annual net interest income. Results of the same analysis for the comparable period for 2005 are presented for comparison purposes.
	March 31, 2006		March 31, 2005

Gradual	$ Change in	% Change in	$ Change in	% Change in
Change in	Net Interest	Net Interest	Net Interest	Net Interest
Interest Rates	Income	Income	Income	Income

(in basis points)	(dollar amounts in thousands)
+200	$ 134,000	4.6%	$ 101,000	3.7%
+100	76,000	2.6	59,000	2.2
-100	(72,000)	(2.5)	(59,000)	(2.2)
-200	(168,000)	(5.8)	(122,000)	(4.5)

As of March 31, 2006, Regions maintains an asset sensitive position to instantaneous rate shifts of plus or minus 100 and 200 basis points. The following table demonstrates the expected effect that an instantaneous parallel rate shift would have on Regions' annual net interest income. Results of the same analysis for the comparable period of 2005 are presented for comparison purposes.
	March 31, 2006		March 31, 2005

Instantaneous	$ Change in	% Change in	$ Change in	% Change in
Change in	Net Interest	Net Interest	Net Interest	Net Interest
Interest Rates	Income	Income	Income	Income

(in basis points)	(dollar amounts in thousands)
+200	$ 157,000	5.4%	$ 136,000	5.0%
+100	92,000	3.1	75,000	2.8
-100	(85,000)	(2.9)	(72,000)	(2.7)
-200	(221,000)	(7.6)	(183,000)	(6.8)

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

Regions has made use of interest rate swaps and interest rate options to convert a portion of its fixed-rate funding position to a variable rate position. Regions also uses derivatives to manage interest rate and pricing risk associated with its mortgage origination business. Futures contracts and forward sales commitments are used to protect the value of the loan pipeline and loans held for sale from adverse changes in interest rates. In the period of time that elapses between the origination and sale of mortgage loans, changes in interest rates have the potential to cause a decline in the value of the loans in this held for sale portfolio. Futures and forward sale commitment positions are used to protect the Company from the risk of such adverse changes. The change in value of the hedging contracts is expected to be highly effective in offsetting the change in value of specific assets and liabilities over the life of the hedge relationship.

Regions also uses derivatives to meet the needs of its customers. Interest rate swaps, interest rate options, futures and forward commitments and foreign exchange forwards are the most common derivatives sold to customers. Positions with similar characteristics are used to offset the market risk and minimize income statement volatility associated with this portfolio. Instruments used to service customers, are entered into the trading account, with changes in value recorded in the income statement.

The objective of Regions' hedging strategies is to mitigate the impact of interest rate changes, from an economic and accounting perspective, on net interest income and the net present value of our balance sheet. The overall effectiveness of these hedging strategies is subject to market conditions, the quality of Regions' execution, the accuracy of its asset valuation assumptions, counterparty credit risk and changes in interest rates. As a result, Regions' hedging strategies may be ineffective in mitigating the impact of interest rate changes on its earnings.

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

Morgan Keegan will occasionally economically hedge a portion of its long proprietary inventory position through the use of short positions in financial future contracts, which are included in securities sold, not yet purchased at market value. At March 31, 2006, Morgan Keegan had no outstanding futures contracts. The contract amounts do not necessarily represent future cash requirements.

In the normal course of business, Morgan Keegan enters into underwriting and forward and future commitments. At March 31, 2006, the contract amounts of futures contracts were $48 million to purchase and $172 million to sell U.S. Government and municipal securities. Morgan Keegan typically settles its position by entering into equal but opposite contracts and, as such, the contract amounts do not necessarily represent future cash requirements. Settlement of the transactions relating to such commitments is not expected to have a material effect on Regions' consolidated financial position. Transactions involving future settlement give rise to market risk, which represents the potential loss that can be caused by a change in the market value of a particular financial instrument. Regions' exposure to market risk is determined by a number of factors, including the size, composition and diversification of positions held, the absolute and relative levels of interest rates, and market volatility.

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

The end-of-period VAR was approximately $445,000 as of March 31, 2006, and approximately $642,000 as of December 31, 2005. Maximum daily VAR utilization during the first quarter of 2006 was $799,000 and average daily VAR was $607,000.

PROVISION FOR LOAN LOSSES

The provision for loan losses is used to establish the allowance for loan losses. Actual loan losses, net of recoveries, are charged directly to the allowance. The expense recorded each period is a reflection of management's judgment as to the adequacy of the allowance. The provision for loan losses was $27.5 million, or 0.19% (annualized), of average loans in the first quarter of 2006, compared to $30.0 million or 0.21% (annualized) of average loans in the first quarter of 2005 and $40.0 million, or 0.27% (annualized), in the fourth quarter of 2005. The provision for loan losses recorded in the first quarter of 2006 was based on management's assessment of inherent losses associated with the loan portfolio and management's evaluation of current economic factors, including the impact of Hurricane Katrina (see "ALLOWANCE FOR LOAN LOSSES").

NON-INTEREST INCOME

The following table presents a summary of non-interest income for the quarters ended March 31, 2006, December 31, 2005, and March 31, 2005.
	March 31,	December 31,	March 31,
(in thousands)	2006	2005	2005

Brokerage and investment banking	$166,793	$140,255	$144,490
Trust department income	34,555	30,847	31,990
Service charges on deposit accounts	128,529	129,992	123,818
Mortgage servicing and origination fees	32,698	33,651	39,312
Securities gains (losses), net	11	(17,609)	(33,966)
Insurance premiums and commissions	21,394	18,616	22,006
Gain on sale of mortgage loans	12,351	21,623	33,909
Derivative income	6,194	6,434	3,983
SOI and Capital Factors	-0-	-0-	13,371
Other	67,592	58,976	51,997

Total non-interest income	$470,117	$422,785	$430,910

Total non-interest income (excluding securities transactions) increased $5.2 million, or 1%, compared to the first quarter of 2005, and increased $29.7 million, or 7%, compared to the fourth quarter of 2005, due primarily to an increase in brokerage and investment banking revenues and to the $13.1 million pre-tax gain from the exchange of NYSE seats for publicly traded NYSE stock (included in other non-interest income).

BROKERAGE AND INVESTMENT BANKING

Brokerage and investment banking income increased $22.3 million compared to the first quarter of 2005 and $26.5 million linked-quarter, due primarily to strong equity trading volumes, increased sales and underwriting of fixed income products, including a new proprietary closed-end fund (RMK Multi-Sector High Income Fund) during the first quarter of 2006.

The following table shows the breakout of revenue by division contributed by Morgan Keegan for the three months ended March 31, 2006, December 31, 2005, and March 31, 2005.

Morgan Keegan
Breakout of Revenue by Division

(dollar amounts in thousands)	Private Client	Fixed-income Capital Markets	Equity Capital Markets	Regions MK Trust	Investment Advisory	Interest & Other

Three months ended March 31, 2006:
$ amount of revenue	$78,085	$42,687	$28,003	$28,047	$32,301	$42,825
% of gross revenue	31.0%	17.0%	11.1%	11.1%	12.8%	17.0%

Three months ended December 31, 2005:
$ amount of revenue	$63,690	$41,851	$20,960	$24,687	$35,495	$24,344
% of gross revenue	30.2%	19.8%	9.9%	11.7%	16.8%	11.6%

Three months ended March 31, 2005:
$ amount of revenue	$63,174	$40,285	$26,416	$25,856	$28,352	$20,207
% of gross revenue	30.9%	19.7%	12.9%	12.7%	13.9%	9.9%

The following table shows the components of revenue contributed by Morgan Keegan for the three months ended March 31, 2006, December 31, 2005, and March 31, 2005.

Morgan Keegan Summary Income Statement

(dollar amounts in thousands)	Three months ended March 31, 2006	Three months ended Dec. 31, 2005	Three months ended March 31, 2005	% Change from December 31, 2005	% Change from March 31, 2005

Revenues:
Commissions	$57,073	$51,619	$49,650	10.6%	15.0%
Principal transactions	41,951	34,752	38,277	20.7	9.6
Investment banking	43,027	25,894	36,905	66.2	16.6
Interest	30,327	24,735	17,833	22.6	70.1
Trust fees and services	28,046	24,680	25,856	13.6	8.5
Investment advisory	28,885	37,557	26,520	(23.1)	8.9
Other	22,639	11,790	9,249	92.0	144.8

Total revenues	251,948	211,027	204,290	19.4	23.3

Expenses:
Interest expense	18,085	16,855	9,168	7.3	97.3
Non-interest expense	169,352	152,280	153,218	11.2	10.5

Total expenses	187,437	169,135	162,386	10.8	15.4

Income before income taxes	64,511	41,892	41,904	54.0	53.9

Income taxes	23,703	14,942	15,672	58.6	51.2

Net income	$40,808	$26,950	$26,232	51.4%	55.6%

TRUST INCOME

First quarter 2006 trust department income increased $2.6 million, or 8%, compared to the same period of 2005 and increased $3.7 million linked-quarter, or 12%, primarily due to an increase in managed assets and mutual fund revenues.

SERVICE CHARGES ON DEPOSIT ACCOUNTS

In the first quarter of 2006, service charges on deposit accounts increased $4.7 million, or 4%, over the first quarter of 2005, due primarily to an increase in the number of deposit accounts, as well as revised fee schedules. On a linked-quarter comparison, service charges on deposit accounts decreased $1.5 million, or 1%, attributable primarily to expanded offering of free checking products and lower fee structures on recently converted accounts.

MORTGAGE SERVICING AND ORIGINATION FEES

The primary source of this category of income is Regions' mortgage banking operations, Regions Mortgage (a division of Regions Bank) and EquiFirst. Regions Mortgage's primary business and source of income is the origination and servicing of conforming mortgage loans for long-term investors. EquiFirst typically originates non-conforming mortgage loans which are sold to third-party investors with servicing released. Net gains and losses related to the sale of mortgage loans are included in other non-interest income.

For first quarter 2006, mortgage servicing and origination fees decreased $6.6 million, or 17%, compared to the first quarter of 2005, due to a decline in servicing volume and a reduction in mortgage loan origination volumes resulting from a rising mortgage rate environment. Linked-quarter, mortgage servicing and origination fees decreased $1.0 million, or 3%, due to the aforementioned items. Single-family mortgage production was $3.1 billion in the first quarter of 2006, compared to $3.8 billion in the first quarter of 2005 and $3.7 billion in the fourth quarter of 2005. The mortgage operation's servicing portfolio totaled $36.7 billion at March 31, 2006, compared to $39.5 billion at March 31, 2005 and $37.2 billion at December 31, 2005.

A summary of mortgage servicing rights is presented as follows. The balances shown represent the original amounts capitalized, less accumulated amortization and valuation allowance, for the right to service mortgage loans that are owned by other investors. The carrying values of mortgage servicing rights are affected by various factors, including prepayments of the underlying mortgages. A significant change in prepayments of mortgages in the servicing portfolio could result in significant changes in the valuation allowance, thus creating volatility in the carrying amount of mortgage servicing rights.
	Three Months Ended
(dollar amounts in thousands)	March 31,	March 31,
	2006	2005

Balance at beginning of year	$441,508	$458,053
Additions	13,350	18,789
Sales	(2,383)	(3,783)
Amortization	(18,303)	(21,379)

	434,172	451,680
Valuation allowance	(20,500)	(26,500)

Balance at end of period	$413,672	$425,180

The changes in the valuation allowance for mortgage servicing assets for the three months ended March 31, 2006 and 2005 were as follows:
	Three Months Ended
(in thousands)	March 31,	March 31,
	2006	2005

Balance at beginning of the year	$29,500	$61,500
(Recapture of) provisions for impairment valuation	(9,000)	(35,000)

Balance at end of the period	$20,500	$26,500

SECURITIES GAINS/LOSSES

Securities gains for the three months ended March 31, 2006 totaled $11,000, compared to losses of $34.0 million for the same period of 2005 and $17.6 million during the fourth quarter of 2005. Securities gains/losses primarily relate to the sale of agency and mortgage-related securities in conjunction with balance sheet management activities.

OTHER INCOME

The components of other income consist mainly of fees and commissions, insurance premiums, customer derivative fees and gains related to the sale of mortgage loans. In the first quarter of 2006, other non-interest income decreased $17.7 million over the first quarter of 2005 due primarily to reduced premiums and lower volumes from mortgage loan sales, partially offset by increased customer derivative fees and the $13.1 million gain from the exchange of NYSE seats for NYSE publicly traded stock. Other non-interest income increased $1.9 million compared to the fourth quarter of 2005 based on improved insurance premiums and commissions and the $13.1 million gain from the exchange of NYSE seats for NYSE publicly traded stock, partially offset by the decline in gains on the sale of mortgage loans.

NON-INTEREST EXPENSE

The following table presents a summary of non-interest expense for the quarters ended March 31, 2006, December 31, 2005, and March 31, 2005.
(in thousands)	March 31,	December 31,	March 31,
	2006	2005	2005

Salaries and employee benefits	$447,008	$436,965	$437,658
Net occupancy expense	59,888	56,558	54,284
Furniture and equipment expense	34,083	34,171	32,209
(Recapture) Impairment of MSRs	(9,000)	(18,000)	(35,000)
Loss on early extinguishment of debt	8,168	-0-	-0-
Merger-related and other charges	-0-	53,333	38,894
Other	215,947	191,009	205,901

Total non-interest expense	$756,094	$754,036	$733,946

First quarter 2006 non-interest expense increased $22.1 million compared to the first quarter of 2005 and $2.1 million compared to the fourth quarter of 2005. These increases were due primarily to increased salaries and benefits expense and a reduction in the benefit from MSR recapture, partially offset by the realization of merger-related cost savings and the absence of merger-related and other charges in the first quarter of 2006.

Regions incurred merger-related expenses throughout 2005 in connection with the integration of Regions and Union Planters. The following tables show the impact of merger-related and other charges affecting the components of non-interest expense for the quarters ended March 31, 2006, December 31, 2005, and March 31, 2005. Included in merger-related and other charges is the recapture and impairment of mortgage servicing rights, loss on early extinguishment of debt, and merger and other charges. Management believes the following tables are useful in evaluating trends in non-interest expense. For further discussion of non-interest expense, refer to the discussion of each component following the tables below.

Three months ended March 31, 2006
		Less: Merger-
		related and
(in thousands)	As Reported	Other Charges	As Adjusted

Salaries and employee benefits	$ 447,008	$ -0-	$ 447,008
Net occupancy expense	59,888	-0-	59,888
Furniture and equipment expense	34,083	-0-	34,083
Recapture of MSRs	(9,000)	(9,000)	-0-
Loss on early extinguishment of debt	8,168	8,168	-0-
Other	215,947	-0-	215,947

Total	$ 756,094	$ (832)	$ 756,926

Three months ended December 31, 2005
		Less: Merger-
		related and
(in thousands)	As Reported	Other Charges	As Adjusted

Salaries and employee benefits	$ 436,965	$ 28,092	$ 408,873
Net occupancy expense	56,558	2,425	54,133
Furniture and equipment expense	34,171	299	33,872
Impairment (recapture) of MSRs	(18,000)	(18,000)	-0-
Other	244,342	22,517	221,825

Total	$ 754,036	$ 35,333	$ 718,703

Three months ended March 31, 2005
		Less: Merger-
		related and
(in thousands)	As Reported	Other Charges	As Adjusted

Salaries and employee benefits	$ 437,658	$ 12,368	$ 425,290
Net occupancy expense	54,284	366	53,918
Furniture and equipment expense	32,209	319	31,890
Impairment of MSRs	(35,000)	(35,000)	-0-
Other	244,795	25,841	218,954

Total	$ 733,946	$ 3,894	$ 730,052

SALARIES AND EMPLOYEE BENEFITS

In the first quarter of 2006, salaries and employee benefits increased $9.4 million compared to the first quarter of 2005 and $10.0 million in comparison with the fourth quarter of 2005. The increase from the first quarter of 2005 resulted primarily from increased commission expense resulting from revenue production, severance expense related to the standardization of staffing models across Region' branch system and normal and promotional merit increases, partially offset by the realization of merger-related cost savings and the absence of merger-related and other expenses in the first quarter of 2006. The increase from fourth quarter 2005 was related to seasonal increases in payroll taxes, increased commissions from revenue production and severance expenses for standardization of branch staffing models, partially offset by the realization of merger-related cost savings and the absence of merger-related and other expenses in the first quarter of 2006. As of March 31, 2006, Regions had 24,928 full-time equivalent employees.

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

Net occupancy expense in the first quarter of 2006 increased $5.6 million compared to first quarter of 2005 and $3.3 million linked-quarter. These increases from first quarter 2005 and fourth quarter 2005 were due primarily to hurricane-related expenses, net of insurance proceeds, combined with occupancy expenses of new branch facilities.

FURNITURE AND EQUIPMENT EXPENSE

In the first quarter of 2006, furniture and equipment expense increased $1.9 million compared to the first quarter of 2005, due primarily to increased depreciation related to new equipment, and was relatively flat compared to the fourth quarter of 2005.

IMPAIRMENT (RECAPTURE) OF MORTGAGE SERVICING RIGHTS

In the first quarter of 2006, recapture of previously recognized MSR impairment totaled $9.0 million compared to the first and fourth quarters of 2005, in which recaptures of impairment totaling $35.0 million and $18 million, respectively, were recognized. Recapture of previously recognized impairment on MSRs occurs when mortgage rates increase, thus reducing prepayments on the mortgage loans being serviced. Impairment/recapture can fluctuate with significant volatility from quarter to quarter depending upon changes in the interest rate environment.

EARLY EXTINGUISHMENT OF DEBT

Losses on early extinguishment of debt totaled $8.2 million in the first quarter of 2006 and were related to the call of trust preferred securities, resulting in the prepayment of underlying junior subordinated debt (see BORROWINGS). There was no early extinguishment of debt in either the first or fourth quarters of 2005.

OTHER EXPENSES

The significant components of other expense include other non-credit losses, amortization, outside computer expense and other outside services. In the first quarter of 2006, other non-interest expense decreased $28.8 million compared to the first quarter of 2005, due primarily to decreases in advertising expenses and legal and professional fees and the absence of merger-related and other expenses in the first quarter of 2006. Other non-interest expense decreased by $28.4 million compared to the fourth quarter of 2005, due primarily to decreases in advertising, legal and professional fees, stationary and supplies expense and outside computer services and the absence of merger-related and other expenses in the first quarter of 2006.

APPLICABLE INCOME TAXES

Regions' first quarter 2006 provision for income taxes increased $28.7 million compared to the first quarter of 2005 due to increased consolidated earnings. Regions effective income tax rate for the first quarter of 2006 was 31.4%, compared to 30.5% in the first quarter of 2005 and 28.4 % in the fourth quarter of 2005.

From time to time Regions engages in business plans that may also have an effect on its tax liabilities. While Regions has obtained the opinion of advisors that the tax aspects of these strategies should prevail, examination of Regions' income tax returns or changes in tax law may impact the tax benefits of these plans.

Periodically, Regions invests in pass-through investment vehicles that generate tax credits, principally low-income housing and non-conventional fuel source credits, which directly reduce Regions' federal income tax liability. Congress has legislated these tax credit programs to encourage capital inflows to these investment vehicles. The amount of tax benefit recognized from these tax credits was $5.8 million in the first quarter of 2006, compared to $10.7 million in the first quarter of 2005 and $16.5 million in the fourth quarter of 2005.

During the fourth quarter of 2000, Regions recapitalized a mortgage-related subsidiary by raising Tier 2 capital, which resulted in a reduction in taxable income of that subsidiary attributable to Regions. The reduction in the taxable income of this subsidiary attributable to Regions is expected to result in a lower effective tax rate applicable to the consolidated taxable income before taxes of Regions for future periods. The impact on Regions' effective tax rate applicable to consolidated income before taxes of the reduction in the subsidiary's taxable income attributable to Regions will, however, depend on a number of factors, including, but not limited to: the amount of assets in the subsidiary, the yield of the assets in the subsidiary, the cost of funding the subsidiary, possible loan losses in the subsidiary, the level of expenses of the subsidiary, the level of income attributable to obligations of states and political subdivisions, and various other factors. The amount of federal and state tax benefits recognized related to the recapitalized subsidiary was $13.5 million in the first quarter of 2006 ($11.5 million federal), compared to $11.9 million in the first quarter of 2005 ($9.5 million federal) and $15.2 million in the fourth quarter of 2005 ($11.3 million federal).

Regions has segregated a portion of its investment securities and intellectual property into separate legal entities in order to, among other business purposes, protect such intangible assets from inappropriate claims of Regions' creditors, and to maximize the return on such assets by the professional and focused management thereof. Regions has recognized state tax benefits related to these legal entities of $10.8 million in the first quarter of 2006, compared to $6.4 million in the first quarter of 2005 and $8.2 million in the fourth quarter of 2005.

Regions' federal and state income tax returns for the years 1998 through 2004 are open for review and examination by governmental authorities. In the normal course of these examinations, Regions is subject to challenges from governmental authorities regarding amounts of taxes due. Regions has received notices of proposed adjustments relating to taxes due for the years 1999 through 2003, which includes proposed adjustments relating to an increase in taxable income of the mortgage-related subsidiary discussed above. Regions believes adequate provision for income taxes has been recorded for all years open for review and intends to vigorously contest the proposed adjustments. To the extent that final resolution of the proposed adjustments results in significantly different conclusions from Regions' current assessment of the proposed adjustments, Regions' effective tax rate in any given financial reporting period may be materially different from its current effective tax rate.

Management's determination of the realization of the deferred tax asset is based upon management's judgment of various future events and uncertainties, including the timing, nature and amount of future income earned by certain subsidiaries and the implementation of various plans to maximize realization of the deferred tax asset. Management believes that the subsidiaries will generate sufficient operating earnings to realize the deferred tax benefits. However, management does not believe that it is more likely than not to realize all of its capital loss carryforwards nor all of its state net operating loss carryforwards. Accordingly, it has set up a valuation allowances of $55.2 million and $14.1 million, respectively, against such benefits as of the first quarter 2006, compared to $63.8 million and $9.0 million, respectively, in the first quarter of 2005.

Item 3. Qualitative and Quantitative Disclosures about Market Risk

Reference is made to pages 42 through 46 'Market Risk' included in Management's Discussion and Analysis.

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

PART II. OTHER INFORMATION

Item 1A. Risk Factors

Please refer to the section above at the beginning of Part I captioned "Forward Looking Statements" for a discussion of the risk factors applicable to Regions.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Information concerning Regions' repurchases of its outstanding common stock during the three month period ended March 31, 2006, is set forth in the following table:
	Issuer Purchases of Equity Securities

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number	Average Price	As Part of Publicly	Yet Be Purchased
	of Shares	Paid Per	Announced Plans	Under the Plans
Period	Purchased	Share	or Programs	or Programs(1) (2)

January 1, 2006 -
January 31, 2006	1,391,000	$34.16	1,391,000	26,200,200

February 1, 2006 -
February 28, 2006	1,346,800	$34.09	1,346,800	24,853,400

March 1, 2006 -
March 31, 2006	949,600	$35.04	949,600	23,903,800

Total	3,687,400		3,687,400

(1) On July 15, 2004, Regions' Board of Directors assessed the pre-merger repurchase authorizations of both Regions and Union Planters and authorized the repurchase of up to 20.0 million shares of Regions' $.01 par value common stock through open market transactions.

(2) On October 20, 2005, Regions' Board of Directors assessed the repurchase authorizations of Regions and authorized the repurchase of an additional 25.0 million shares of Regions' $.01 par value common stock through open market transactions.

Item 6. Exhibits

Exhibit No.

Exhibit No.	Description

10.1

Amendment effective as of July 1, 2006 to employment agreement between registrant and H. Lynn Harton, executive vice president and chief credit officer, incorporated by reference to exhibit 99.1 to Form 8-K dated March 23, 2006, and filed by registrant on March 29, 2006.

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

DATE: May 8, 2006

/s/ Ronald C. Jackson
Ronald C. Jackson
Senior Vice President and Comptroller
(Chief Accounting Officer and
Duly Authorized Officer)