Form 10-Q
period 2006-06-30
REGIONS FINANCIAL CORP
filed 2006-08-08
CIK 1281761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2006
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

The number of shares outstanding of each of the issuer's classes of common stock was 454,651,111 shares of common stock, par value $.01, outstanding as of July 31, 2006.

	REGIONS FINANCIAL CORPORATION

	INDEX

		Page Number
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Consolidated Statements of Condition -
	June 30, 2006, December 31, 2005
	and June 30, 2005	4

	Consolidated Statements of Income -
	Six months and three months ended
	June 30, 2006 and June 30, 2005	5

	Consolidated Statement of Stockholders' Equity -
	Six months ended June 30, 2006	6

	Consolidated Statements of Cash Flows -
	Six months ended June 30, 2006 and
	June 30, 2005	7

	Notes to Consolidated Financial Statements	8

Item 2.	Management's Discussion and Analysis of
	Financial Condition and Results of Operations	26

Item 3.	Qualitative and Quantitative Disclosures about
	Market Risk	61

Item 4.	Controls and Procedures	61

PART II.	OTHER INFORMATION

Item 1A.	Risk Factors	61

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	61

Item 4.	Submission of Matters to a Vote of Security Holders	62

Item 6.	Exhibits	63

SIGNATURES		64

Forward Looking Statements

This Quarterly Report on Form 10-Q, other periodic reports filed by Regions Financial Corporation ("the Company") under the Securities Exchange Act of 1934, as amended, and any other written or oral statements made by or on behalf of Regions may include forward looking statements which reflect Regions' current views with respect to future events and financial performance. The Private Securities Litigation Reform Act of 1995 ("the Act") provides a safe-harbor for forward-looking statements which are identified as such and are accompanied by the identification of important factors that could cause actual results to differ materially from the forward-looking statements. For these statements, we, together with our subsidiaries, unless the context implies otherwise, claim the protection afforded by the safe harbor in the Act. Forward-looking statements are not based on historical information, but rather are related to future operations, strategies, financial results, or other developments. Forward-looking statements are based on management's expectations as well as certain assumptions and estimates made by, and information available to, management at the time the statements are made. Those statements are based on general assumptions and are subject to various risks, uncertainties, and other factors that may cause actual results to differ materially from the views, beliefs, and projections expressed in such statements. These risks, uncertainties and other factors include, but are not limited to, those described below:

  Regions' ability to achieve the earnings expectations related to the businesses that were acquired, or that may be acquired in the future, including its announced plan to merge with AmSouth Bancorporation ("AmSouth"), which in turn depends on a variety of factors, including:
    Regions' ability to achieve the anticipated cost savings and revenue enhancements with respect to the acquired operations, or lower our ability to achieve anticipated cost savings and revenue enhancements with respect to acquired operations, or lower than expected revenues from continuing operations;
    the assimilation of the acquired operations to Regions' corporate culture, including the ability to instill appropriate credit practices and efficient approaches to the acquired operations;
    the continued growth of the markets that the acquired entities serve, consistent with recent historical experience;
    difficulties related to the integration of the businesses, including integration of information systems and retention of key personnel.
  Regions' ability to expand into new markets and to maintain profit margins in the face of competitive pressures.
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

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION
(DOLLAR AMOUNTS IN THOUSANDS) (UNAUDITED)
	June 30,	December 31,	June 30,
ASSETS	2006	2005	2005

Cash and due from banks	$ 2,304,934	$ 2,414,560	$ 2,105,962
Interest-bearing deposits in other banks	31,565	92,098	85,653
Securities held to maturity	29,983	31,464	31,284
Securities available for sale	11,758,035	11,947,810	12,195,048
Trading account assets	1,056,434	992,082	957,368
Loans held for sale	2,281,372	1,531,664	2,080,812
Federal funds sold and securities
purchased under agreements to resell	733,476	710,282	603,594
Margin receivables	576,616	527,317	549,298
Loans	59,326,346	58,591,816	58,533,182
Unearned income	(195,714)	(186,903)	(194,238)

Loans, net of unearned income	59,130,632	58,404,913	58,338,944
Allowance for loan losses	(777,783)	(783,536)	(758,453)

Net loans	58,352,849	57,621,377	57,580,491
Premises and equipment	1,109,732	1,122,289	1,092,302
Interest receivable	407,811	420,818	350,938
Due from customers on acceptances	22,519	22,924	36,418
Excess purchase price	4,996,028	5,027,044	5,070,026
Mortgage servicing rights	420,322	412,008	371,111
Other identifiable intangible assets	295,588	314,368	337,610
Other assets	1,685,522	1,597,495	1,831,183

	$86,062,786	$84,785,600	$85,279,098

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Non-interest-bearing	$13,158,707	$13,699,038	$12,200,095
Interest-bearing	48,246,119	46,679,329	48,670,755

Total deposits	61,404,826	60,378,367	60,870,850
Borrowed Funds:
Short-term borrowings:
Federal funds purchased and securities
sold under agreements to repurchase	4,770,538	3,928,185	3,835,320
Other short-term borrowings	958,048	1,038,094	921,884

Total short-term borrowings	5,728,586	4,966,279	4,757,204
Long-term borrowings	6,293,372	6,971,680	7,285,717

Total borrowed funds	12,021,958	11,937,959	12,042,921
Bank acceptances outstanding	22,519	22,924	36,418
Other liabilities	1,915,124	1,832,067	1,585,604

Total liabilities	75,364,427	74,171,317	74,535,793
Stockholders' Equity:
Common stock, par value $.01 a share:
Authorized 1,500,000,000 shares
Issued, including treasury stock,
478,694,729; 473,756,429; and
470,913,008 shares, respectively	4,787	4,738	4,709
Surplus	7,393,185	7,248,855	7,194,515
Undivided profits	4,355,306	4,034,905	3,836,716
Treasury stock, 24,660,687; 17,408,800; and
9,353,800 shares, respectively	(833,633)	(581,890)	(311,341)
Accumulated other comprehensive (loss) income	(221,286)	(92,325)	18,706

Total Stockholders' Equity	10,698,359	10,614,283	10,743,305

	$86,062,786	$84,785,600	$85,279,098

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2006	2005	2006	2005

Interest Income:
Interest and fees on loans	$1,047,843	$864,115	$ 2,040,366	$1,674,949
Interest on securities:
Taxable interest income	130,979	124,931	262,630	247,683
Tax-exempt interest income	7,904	6,670	16,020	13,686

Total Interest on Securities	138,883	131,601	278,650	261,369
Interest on loans held for sale	47,261	39,402	81,143	70,582
Interest on margin receivables	9,525	7,167	18,198	13,309
Income on federal funds sold and securities purchased under agreements to resell	11,573	3,539	22,063	6,592
Interest on time deposits in other banks	343	599	887	1,034
Interest on trading account assets	9,558	8,961	19,411	19,525

Total Interest Income	1,264,986	1,055,384	2,460,718	2,047,360

Interest Expense:
Interest on deposits	357,026	241,813	671,734	441,705
Interest on short-term borrowings	56,065	37,931	106,198	76,909
Interest on long-term borrowings	89,360	78,928	177,524	151,463

Total Interest Expense	502,451	358,672	955,456	670,077

Net Interest Income	762,535	696,712	1,505,262	1,377,283
Provision for loan losses	30,000	32,500	57,500	62,500

Net Interest Income After Provision for Loan Losses	732,535	664,212	1,447,762	1,314,783

Non-Interest Income:
Brokerage and investment banking	158,865	132,179	325,658	276,669
Trust department income	35,730	31,256	70,285	63,246
Service charges on deposit accounts	147,272	131,654	275,801	255,472
Mortgage servicing and origination fees	34,270	37,057	66,968	76,369
Securities gains	28	53,400	39	19,434
Other	114,546	123,879	222,077	249,145

Total Non-Interest Income	490,711	509,425	960,828	940,335

Non-Interest Expense:
Salaries and employee benefits	441,475	426,443	888,483	864,101
Net occupancy expense	53,772	56,635	113,660	110,919
Furniture and equipment expense	33,942	32,292	68,025	64,501
Other	197,324	302,481	412,439	512,276

Total Non-Interest Expense	726,513	817,851	1,482,607	1,551,797

Income Before Income Taxes	496,733	355,786	925,983	703,321
Applicable income taxes	151,476	107,435	286,046	213,329

Net Income	$ 345,257	$248,351	$ 639,937	$ 489,992

Average number of shares outstanding	455,528	462,913	455,982	464,011
Average number of shares outstanding-diluted	460,131	468,193	460,584	469,469
Per share:
Net income	$0.76	$0.54	$1.40	$1.06
Net income-diluted	$0.75	$0.53	$1.39	$1.04
Cash dividends declared	$0.35	$0.34	$0.70	$0.68

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(AMOUNTS IN THOUSANDS) (UNAUDITED)

	Common Stock	Surplus	Undivided Profits	Treasury Stock	Accumulated Other Comprehensive Loss	Total

BALANCE AT JANUARY 1, 2006	$4,738	$7,248,855	$4,034,905	$(581,890)	$ (92,325)	$10,614,283
Comprehensive Income:
Net income			639,937			639,937
Unrealized loss on available for sale securities,
net of tax and reclassification adjustment					(127,745)	(127,745)
Other comprehensive loss from derivatives, net of tax
and reclassification adjustment					(1,216)	(1,216)

Comprehensive income*			639,937		(128,961)	510,976
Cash dividends declared ($.70 per common share)			(319,536)			(319,536)
Purchase of treasury stock				(251,743)		(251,743)
Common stock transactions:
Stock options exercised	40	126,437				126,477
Stock issued to employees under incentive plan, net	9	(3,505)				(3,496)
Amortization of unearned restricted stock		21,398				21,398

BALANCE AT JUNE 30, 2006	$4,787	$7,393,185	$4,355,306	$(833,633)	$(221,286)	$10,698,359

Disclosure of reclassification amount:
Unrealized holding losses, net of $74,341 in income taxes,
on available for sale securities arising during period	$(127,720)
Less: Reclassification adjustment, net of ($14) in
income taxes, for net gain realized in net income	25
Unrealized holding loss on derivatives, net of $616 in
income taxes	(1,081)
Less: Reclassification adjustment, net of ($73) in income
taxes, for amortization of cash flow hedges	135

Comprehensive loss, net of $75,044 in income taxes	$(128,961)

*Comprehensive income for the six months ended June 30, 2005 was $458.4 million.

*Comprehensive income for the three months ended June 30, 2006 was $293.8 million compared to $314.3 million for the three months ended June 30, 2005.

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (DOLLAR AMOUNTS IN THOUSANDS) (UNAUDITED)

Six Months Ended
June 30,

Operating Activities:	2006	2005

Net income	$ 639,937	$ 489,992
Adjustments to reconcile net cash provided by (used in) operating activities
Depreciation and amortization of premises and equipment	60,406	53,572
Provision for loan losses	57,500	62,500
Net amortization of securities	2,479	9,784
Amortization of intangibles and other assets	81,990	92,953
(Recapture) impairment of mortgage servicing rights	(19,000)	18,000
Gain on exchange of NYSE seats for NYSE publicly traded stock	(13,111)	-0	-
Amortization of deposits and borrowings	221	222
Provision for losses on other real estate	1,867	2,184
Excess tax benefits from share-based payments	(11,777)	-0	-
Deferred income tax expense	(2,405)	1,385
(Gain) loss on sale of premises and equipment	(5,627)	1,917
Realized securities gains	(39)	(19,434)
Increase in trading account assets (1)	(42,287)	(28,692)
Increase in loans held for sale	(749,708)	(297,481)
Increase in margin receivables	(49,299)	(71,485)
Decrease (increase) in interest receivable	13,007	(5,375)
Increase in other assets (1)	(120,376)	(347,905)
Increase in other liabilities	181,834	173,954
Other	(3,496)	8,846

Net Cash Provided By Operating Activities	22,116	144,937

Investing Activities:
Net increase in loans	(788,952)	(870,743)
Proceeds from sale of securities available for sale	71,183	2,717,572
Proceeds from maturity of securities held to maturity	1,435	514
Proceeds from maturity of securities available for sale	1,567,524	1,072,862
Purchases of securities held to maturity	(1,523)	(481)
Purchases of securities available for sale	(1,653,737)	(3,434,593)
Net decrease in interest-bearing deposits in other banks	60,533	29,365
Proceeds from sale of premises and equipment	51,391	71,046
Purchases of premises and equipment	(93,614)	(129,742)
Net decrease (increase) in customers' acceptance liability	405	(4,436)

Net Cash Used By Investing Activities	(785,355)	(548,636)

Financing Activities:
Net increase in deposits	1,026,238	2,203,605
Net increase (decrease) in short-term borrowings	762,307	(1,238,407)
Proceeds from long-term borrowings	104,676	216,812
Payments on long-term borrowings	(782,984)	(170,680)
Net (decrease) increase in bank acceptance liability	(405)	4,436
Cash dividends	(319,536)	(316,247)
Purchases of treasury stock	(251,743)	(281,946)
Excess tax benefits from share-based payments	11,777	-0	-
Proceeds from exercise of stock options	126,477	124,720

Net Cash Provided By Financing Activities	676,807	542,293

(Decrease) increase in Cash and Cash Equivalents	(86,432)	138,594
Cash and Cash Equivalents, Beginning of Period	3,124,842	2,570,962

Cash and Cash Equivalents, End of Period	$ 3,038,410	$ 2,709,556

See notes to consolidated financial statements.

(1)In 2006, excludes effect of $8.9 million non-cash exchange of NYSE seats for NYSE publicly traded stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

June 30, 2006

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

NOTE B - AmSouth Merger

On May 24, 2006, the Company signed a definitive merger agreement with AmSouth Bancorporation ("AmSouth"), headquartered in Birmingham, Alabama. After completion of the transaction, AmSouth will be merged with and into Regions Financial Corporation. In the transaction, each share of AmSouth common stock will be converted into 0.7974 of a share of Regions common stock. The merger will be accounted for as a purchase of AmSouth for accounting and financial reporting purposes. As a result, the historical financial statements of Regions will become the historical financial statements of the combined company. The transaction is expected to close in the fourth quarter of 2006, subject to customary regulatory and stockholder approvals. Additional information on the proposed merger is included on Regions' Form 8-K dated May 24, 2006, and filed May 25, 2006, and Regions' Form S-4 dated and filed July 12, 2006.

NOTE C - Earnings Per Share

The following table sets forth the computation of basic net income per share and diluted net income per share:

	Three Months Ended June 30,		Six Months Ended June 30,

(in thousands, except per share amounts)	2006	2005	2006	2005

Numerator:
For basic net income per share and
diluted net income per share, net
income	$345,257	$248,351	$639,937	$489,992

Denominator:
For basic net income per share --
Weighted average shares outstanding	455,528	462,913	455,982	464,011
Effect of dilutive securities --
Stock options	4,521	5,280	4,523	5,458
Performance restricted stock	82	-0-	79	-0-

For diluted net income per share	460,131	468,193	460,584	469,469

Basic net income per share	$0.76	$0.54	$1.40	$1.06
Diluted net income per share	0.75	0.53	1.39	1.04

NOTE D - Share-Based Payments

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

Prior to January 1, 2006, the Company accounted for those stock-based employee compensation plans under the recognition and measurement provisions of APB Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees", and related Interpretations, as permitted by Statement 123; therefore, no stock-based employee compensation cost was recognized in the consolidated statement of income for the three and six months ended June 30, 2005; rather, pro forma compensation cost amounts were disclosed in the notes to the consolidated financial statements. Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement 123 (R) using the modified-prospective transition method. Under that transition method, compensation cost recognized in the first two quarters of 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). As the modified-retrospective transition method was not selected, results for prior periods have not been restated.

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

The weighted average fair value of options granted was $4.91 and $4.87 for the three and six months ended June 30, 2006, respectively, and $5.03 and $4.93 for the three and six months ended June 30, 2005, respectively. The fair value of each grant is estimated on the date of grant using the BSM option-pricing model with the following weighted average assumptions used for grants in 2006 and 2005:
	2006	2005

Expected Dividend Yield	4.20%	4.20%
Expected Option Life (in years)	4.0	5.0
Expected Volatility	19.5%	21.4%
Risk-Free Interest Rate	4.85-5.19%	4.2%

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

As a result of adopting Statement 123(R) on January 1, 2006, the Company's income before taxes and net income for the quarter ended June 30, 2006, are approximately $996,000 and $795,000 lower, respectively, than if it had continued to account for share-based compensation expense under APB 25. For the six months ended June 30, 2006, the Company's income before taxes and net income are approximately $1,734,000 and $1,389,000 lower, as a result of adopting Statement 123 (R). Basic and diluted earnings per share were not impacted by the adoption of Statement 123(R) during the first two quarters of 2006.

Prior to the adoption of Statement 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the statement of cash flows. Statement 123(R) requires the cash flows resulting from the tax benefits of tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. As a result of the adoption of Statement 123(R), Regions recognized approximately $3,266,000 and $11,777,000 in excess tax benefits as financing cash inflows for the three and six months ended June 30, 2006, respectively; because the Company selected the modified-prospective transition method, 2005 cash flows are not restated.

Regions has stock option plans, adopted prior to 2006, under which stock options have been granted to certain key employees (excluding options assumed in acquisitions). Effective in May 2006 upon stockholder approval of the 2006 long term incentive plan (see description of 2006 Long-Term Incentive Plan below), the compensation committee froze the prior stock option plans, meaning that no further awards can be made under those plans. Outstanding awards under such plans will remain outstanding and subject to the existing terms and conditions of the original grant. The terms of options granted were determined by the compensation committee of the Board of Directors; however, no options could be granted after ten years from the plans' adoption, and no options could be exercised beyond ten years from the date granted. Option awards generally have three year graded vesting terms and have seven or ten year contractual terms. The option price per share of incentive stock options could not be less than the fair market value of the common stock on the date of the grant; however, the option price of non-qualified options could be less than the fair market value of the common stock on the date of the grant (see disclosure regarding acceleration of vesting on non-qualified stock options during the fourth quarter of 2005 below). The plans also permitted the granting of stock appreciation rights to holders of stock options. No stock appreciation rights were attached to options outstanding at June 30, 2006 and 2005.

Regions has long-term incentive plans, adopted prior to 2006, under which stock options, performance awards, restricted stock, and other equity based awards have been granted to certain key employees. Effective in May 2006 upon stockholder approval of the 2006 long term incentive plan (see description of 2006 Long-Term Incentive Plan below), the compensation committee froze the prior long term incentive plans, meaning that no further awards can be made under those plans. Outstanding awards under such plans will remain outstanding and subject to the existing terms and conditions of the original grant. The terms of stock options granted under the long-term incentive plans were generally subject to the same terms as options granted under Regions' stock option plans discussed above. During the second quarters of 2006 and 2005, Regions granted 151,709 and 64,119 shares, respectively, as restricted stock. Grantees of restricted stock must remain employed with Regions for certain periods from the date of the grant (generally three years) in order for the shares to be released, or the grantees must meet the standards of a retiree at which time the restricted shares may be prorated and released. However, during this period the grantee is eligible to receive dividends and exercise voting privileges on such restricted shares. In the second quarter of 2006 and 2005, 243,322 and 251,991 restricted shares, respectively, were released. Total expense for restricted stock was approximately $10,886,000 for the second quarter of 2006 and $6,622,000 for the second quarter of 2005. Restricted stock expense totaled approximately $21,398,000 and $12,979,000 for the six months ended June 30, 2006 and 2005, respectively. Restricted stock is amortized on a straight-line basis over the requisite service period, generally three years. During the first two quarters of 2006, common shares outstanding reflected a net increase of approximately 900,000 shares related to restricted stock grants and cancellations.

Regions' 2006 long term incentive plan, adopted in May 2006, provides for the granting of up to 20,000,000 shares in the form of non-qualified stock options, stock appreciation rights and shares of stock designated as restricted stock, non-stock share equivalents or share-indexed dollar equivalents in the form of performance shares or performance units, and other equity-based awards. The terms of awards granted are determined by the compensation committee of the Board of Directors; however, no awards may be granted after ten years from the plan's adoption, and no options may be exercised beyond ten years from the date granted. The option price per share of non-qualified options may not be less than the fair market value of the common stock on the date of the grant. The plan provides that 20,000,000 common share equivalents are subject to and available for distribution to recipients under the plan. Shares of restricted stock granted under the plan are assigned a higher share equivalent value because the value of a grant of restricted stock on the date of grant is comparatively higher than the value of a stock option for the same number of underlying shares. Specifically, the plan provides that each share of restricted stock granted under the plan is assigned a share equivalent factor of 4.0, as compared to the stock option equivalent factor of 1.0. This means a maximum of 5,000,000 shares of restricted stock could be awarded under the plan, assuming no stock options were granted.

Unvested stock options as of January 1, 2006 and options granted on or after January 1, 2006 (adoption date for Statement 123(R)) are amortized into earnings on a straight-line basis over the requisite service period of the options. During the first two quarters of 2006, net shares increased approximately 4.0 million shares due to option exercises.

A reconciliation of the numbers of outstanding, vested and exercisable stock options and unvested shares of restricted stock outstanding at June 30, 2006, is presented in the following tables:
Stock Options	Shares Under Option	Weighted Avg. Exercise Price	Weighted Avg. Intrinsic Value

Outstanding (Bal. at Jan. 1, 2006)	33,590,080	$27.76
Granted	770,547	34.79
Exercised	(4,704,110)	25.95
Canceled	(108,877)	29.39

Outstanding at June 30, 2006	29,547,640	28.22	$144,783,436

Vested at June 30, 2006	27,413,094	27.77	$146,660,053

Exercisable at June 30, 2006	27,413,094	27.77	$146,660,053

Restricted Stock	Number of Shares	Weighted Avg. Fair Value (Grant Date)

Nonvested Jan. 1, 2006	3,362,995	$31.39
Granted	1,162,036	$34.58
Vested	(372,137)	$27.85
Forfeited	(145,380)	$32.76

Nonvested at June 30, 2006	4,007,514	$32.59

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

Prior to the adoption of Statement 123 (R) on January 1, 2006, Statement 123 allowed for the choice of continuing to follow APB 25, and the related interpretations, or selecting the fair value method of expense recognition as described in Statement 123. The Company elected to follow APB 25 in accounting for its employee stock options in prior periods. Pro forma net income and net income per share data is presented below for the three months and six months ended June 30, 2005, as if the fair-value method had been applied in measuring compensation costs (Note: pro forma amounts for the three months and six months ended June 30, 2006 are not applicable based upon the adoption of Statement 123(R) during the first quarter of 2006):

(in thousands, except per share amounts)	Three Months Ended June 30,	Six Months Ended June 30,
	2005	2005

Net income	$248,351	$489,992
Add: Stock-based compensation expense
included in net income, net of related
tax effects	4,306	8,437
Less: Total stock-based compensation
expense based on fair value method for
all awards, net of related tax effects	(7,502)	(14,904)

Pro forma net income	$245,155	$483,525

Per share:
Net income	$0.54	$1.06
Net income-diluted	0.53	1.04
Pro forma net income	0.53	1.04
Pro forma net income-diluted	0.52	1.03

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

Six months ended June 30, 2006

	Total Banking

(in thousands)	Community Banking	Treasury	Combined	Mortgage Banking

Net interest income	$ 1,324,394	$ 155,918	$ 1,480,312	$ 36,642
Provision for loan losses	51,217	5,425	56,642	39
Non-interest income	340,142	668	340,810	154,961
Non-interest expense	841,524	52,953	894,477	155,081
Income taxes (benefit)	290,068	36,828	326,896	13,607

Net income (loss)	$ 481,727	$ 61,380	$ 543,107	$ 22,876

Average assets	$48,394,005	$29,471,788	$77,865,793	$3,078,330

(in thousands)	Investment Banking/ Brokerage/ Trust	Insurance	Other	Total Company

Net interest income	$ 22,753	$ 2,629	$ (37,074)	$ 1,505,262
Provision for loan losses	-0-	-0-	819	57,500
Non-interest income	427,827	42,359	(5,129)	960,828
Non-interest expense	334,916	31,568	66,565	1,482,607
Income taxes (benefit)	42,137	5,332	(101,926)	286,046

Net income (loss)	$ 73,527	$ 8,088	$ (7,661)	$ 639,937

Average assets	$3,140,328	$193,259	$1,380,658	$85,658,368

Six months ended June 30, 2005

	Total Banking

(in thousands)	Community Banking	Treasury	Combined	Mortgage Banking

Net interest income	$ 1,200,284	$ 155,270	$ 1,355,554	$ 21,932
Provision for loan losses	54,597	4,260	58,857	42
Non-interest income	300,153	19,779	319,932	188,502
Non-interest expense	849,273	22,976	872,249	204,303
Income taxes (benefit)	223,587	55,430	279,017	2,818

Net income (loss)	$ 372,980	$ 92,383	$ 465,363	$ 3,271

Average assets	$49,671,335	$29,631,451	$79,302,786	$3,291,252

(in thousands)	Investment Banking/ Brokerage/ Trust	Insurance	Other	Total Company

Net interest income	$ 15,323	$ 1,375	$ (16,901)	$ 1,377,283
Provision for loan losses	-0-	-0-	3,601	62,500
Non-interest income	360,428	41,249	30,224	940,335
Non-interest expense	294,934	29,240	151,071	1,551,797
Income taxes (benefit)	30,131	4,769	(103,406)	213,329

Net income (loss)	$ 50,686	$ 8,615	$ (37,943)	$ 489,992

Average assets	$2,681,819	$166,054	$(658,508)	$84,783,403

Three months ended June 30, 2006

	Total Banking

(in thousands)	Community Banking	Treasury	Combined	Mortgage Banking

Net interest income	$ 662,821	$ 74,133	$ 736,954	$ 20,090
Provision for loan losses	24,150	5,425	29,575	39
Non-interest income	179,634	355	179,989	85,390
Non-interest expense	416,980	15,903	432,883	77,282
Income taxes	150,830	19,935	170,765	10,657

Net income	$ 250,495	$ 33,225	$ 283,720	$ 17,502

Average assets	$48,453,032	$29,361,106	$77,814,138	$3,276,077

(in thousands)	Investment Banking/ Brokerage/ Trust	Insurance	Other	Total Company

Net interest income	$ 10,512	$ 1,332	$ (6,353)	$ 762,535
Provision for loan losses	-0-	-0-	386	30,000
Non-interest income	206,217	21,127	(2,012)	490,711
Non-interest expense	165,568	16,184	34,596	726,513
Income taxes	18,442	2,528	(50,916)	151,476

Net income	$ 32,719	$ 3,747	$ 7,569	$ 345,257

Average assets	$3,147,659	$200,378	$1,438,335	$85,876,587

Three months ended June 30, 2005

	Total Banking

(in thousands)	Community Banking	Treasury	Combined	Mortgage Banking

Net interest income	$ 620,350	$ 68,277	$ 688,627	$ 18,007
Provision for loan losses	26,453	4,260	30,713	43
Non-interest income	157,145	53,566	210,711	100,807
Non-interest expense	430,760	12,594	443,354	150,105
Income taxes	120,061	39,371	159,432	(11,393)

Net income	$ 200,221	$ 65,618	$ 265,839	$ (19,941)

Average assets	$50,230,892	$30,106,924	$80,337,816	$3,420,702

(in thousands)	Investment Banking/ Brokerage/ Trust	Insurance	Other	Total Company

Net interest income	$ 6,657	$ 722	$(17,301)	$ 696,712
Provision for loan losses	-0-	-0-	1,744	32,500
Non-interest income	175,786	19,362	2,759	509,425
Non-interest expense	143,531	15,222	65,639	817,851
Income taxes	14,459	1,701	(56,764)	107,435

Net income	$ 24,453	$ 3,161	$(25,161)	$ 248,351

Average assets	$2,665,769	$172,524	$(1,352,451)	$85,244,360

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

Loan commitments totaled $22.0 billion at June 30, 2006, and $17.9 billion at June 30, 2005. Standby letters of credit were $3.6 billion at June 30, 2006, and $2.9 billion at June 30, 2005. Commitments under commercial letters of credit used to facilitate customers' trade transactions were $60.9 million at June 30, 2006, and $86.1 million at June 30, 2005.

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

NOTE G - Derivative Financial Instruments

Regions maintains positions in derivative financial instruments to manage interest rate risk, to facilitate asset/liability management strategies, and to serve the risk management needs of customers. The most common derivative instruments are forward rate agreements, interest rate swaps, credit default swaps, interest rate floors and put and call options. For those derivative contracts that qualify for hedge accounting, according to Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", Regions designates the hedging instrument as either a cash flow or fair value hedge. The accounting policies associated with derivative financial instruments are discussed further in Note 1 to the consolidated financial statements included under Item 8 of the Annual Report on Form 10-K.

Regions utilizes certain derivative instruments to hedge the interest cash flows of certain variable-rate loans and certain debt instruments. Regions reported a $2.5 million loss in accumulated other comprehensive income related to cash flow hedges of variable-rate loans at June 30, 2006. To the extent that the hedge of future cash flows is deemed effective, changes in the fair value of the derivative are recognized as a component of other comprehensive income in stockholders' equity. To the extent that the hedge of future cash flows is deemed ineffective, changes in the fair value of the derivative are recognized in earnings as a component of other non-interest expense. For the six months ended June 30, 2006, there was no gain or loss related to hedge ineffectiveness recognized in other non-interest expense attributable to cash flow hedges on variable-rate loans. In addition, Regions also reported a $2.0 million accumulated loss at June 30, 2006 related to discontinued cash flow hedges of debt instruments. Approximately $104,000 was amortized into expense during the second quarter of 2006 and approximately $208,000 was amortized into expense during the six months ended June 30, 2006. The remaining $2.0 million of accumulated other comprehensive income will be amortized into earnings through 2011. During the second quarter of 2006, Regions purchased $2 billion in notional interest rate floors to hedge interest cash flows on variable rate loans against adverse interest rate changes. Changes in the fair value of the floors are expected to be perfectly effective in offsetting the variability in expected future cash flows attributable to fluctuations in LIBOR interest rates below the interest rate floor's strike level. $3.1 million was recorded in other comprehensive income during the second quarter of 2006, representing the change in fair value at June 30, 2006. There was no hedge ineffectiveness recognized in earnings during the second quarter of 2006.

Regions hedges the changes in the fair value of assets using forward contracts, which represent commitments to sell money market instruments at a future date at a specified price or yield. The contracts are utilized by the Company to hedge interest rate risk positions associated with the origination of mortgage loans held for sale. The Company is subject to the market risk associated with changes in the value of the underlying financial instrument, as well as the risk that the other party will fail to perform. A net loss of approximately $100,000, including approximately $12,000 of loss on hedge ineffectiveness, was recognized for the six months ended June 30, 2006 related to these hedging instruments. The gross amount of forward contracts totaled $1.0 billion at June 30, 2006.

Regions has also entered into interest rate swap agreements converting a portion of its fixed rate long-term debt to floating-rate. The fair values of the derivative instruments used in these fair value hedges are included in other assets on the statements of financial condition. For the six months ended June 30, 2006, there was ineffectiveness of approximately $656,000 in gains recorded in earnings related to these fair value hedges. No gains or losses were recognized as of June 30, 2006 related to components of derivative instruments that were excluded from the assessment of hedge effectiveness.

In prior years, Union Planters, acquired by Regions in July 2004, issued letters of credit to facilitate business in its factored receivables division. Certain of these assets were sold in 2005; however, the letters of credit remained with Regions. As part of this transaction, Regions received a $75 million notional credit default swap as default protection related to the outstanding letters of credit. At June 30, 2006, the estimated fair value of this instrument is approximately $653,000. Also, Regions has two $29.3 million notional credit default swaps, which hedge default risk associated with an interest rate swap agreement entered into with a municipality and an offsetting interest rate swap agreement with a counterparty.

The Company also maintains a derivatives trading portfolio of interest rate swaps, option contracts and futures and forward commitments used to meet the needs of its customers. The portfolio is used to generate trading profit and help clients manage interest rate risk. The Company is subject to the risk that a counterparty will fail to perform. These trading derivatives are recorded in other assets and other liabilities. The net fair value of the derivatives in the trading portfolio at June 30, 2006, was an asset of $6.0 million.

Foreign currency contracts involve the exchange of one currency for another on a specified date and at a specified rate. These contracts are executed on behalf of the Company's customers and are used to manage fluctuations in foreign exchange rates. The notional amount of forward foreign exchange contracts totaled $77 million at June 30, 2006, and $16 million at June 30, 2005. The Company is subject to the risk that another party will fail to perform.

In the normal course of business, Morgan Keegan enters into underwriting and forward and future commitments. At June 30, 2006, the contract amount of future contracts to purchase and sell U.S. Government and municipal securities was $70 million and $99 million, respectively. The brokerage subsidiary typically settles its position by entering into equal but opposite contracts and, as such, the contract amounts do not necessarily represent future cash requirements. Settlement of the transactions relating to such commitments is not expected to have a material effect on the subsidiary's financial position. Transactions involving future settlement give rise to market risk, which represents the potential loss that can be caused by a change in the market value of a particular financial instrument. The exposure to market risk is determined by a number of factors, including size, composition and diversification of positions held, the absolute and relative levels of interest rates and market volatility.

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

Regions' derivative financial instruments are summarized as follows:
	Other Than Trading Derivatives
	As of June 30, 2006

(dollar amounts in millions)	Notional Amount	Fair Value	Receive	Pay	Average Maturity in Years

Forward sale commitments	$1,021	$ 1			0.1
Credit default swaps	75	1			1.8
Interest rate swaps	5,060	(52)	3.69%	4.37%	6.4
Interest rate options	2,778	11			4.2

Total	$8,934	$ (39)

	As of June 30, 2005

(dollar amounts in millions)	Notional Amount	Fair Value	Receive	Pay	Average Maturity in Years

Forward sale commitments	$1,035	$ -0-			0.1
Mortgage-backed security options	25	-0-			0.1
Credit default swaps	75	1
Interest rate swaps	4,548	94	4.75%	3.62%	5.9

Total	$5,683	$ 95

	Derivative Financial Instruments
	As of June 30,

	2006			2005

	Contract or Notional Amount			Contract or Notional Amount

	Other			Other
	Than		Credit Risk	Than		Credit Risk
	Trading	Trading	Amount*	Trading	Trading	Amount*

	(in millions)
Interest rate swaps	$ 5,060	$13,971	$ 22	$ 4,548	$8,010	$ -0-
Interest rate options	2,778	1,726	-0-	-0-	1,113	-0-
Credit default swaps	75	59	-0-	75	60	-0-
Futures and forward
commitments	1,021	8,115	-0-	1,035	7,495	-0-
Mortgage-backed
security options	-0-	-0-	-0-	25	-0-	-0-
Foreign exchange
forwards	-0-	77	-0-	-0-	16	-0-

Total	$ 8,934	$23,948	$ 22	$ 5,683	$16,694	$ -0-

The following table is a summary of Regions' derivative financial instruments as of March 31, 2006 and 2005, and is presented for comparison purposes.
	Derivative Financial Instruments
	As of March 31,

	2006			2005

	Contract or Notional Amount			Contract or Notional Amount

	Other			Other
	Than		Credit Risk	Than		Credit Risk
	Trading	Trading	Amount*	Trading	Trading	Amount*

	(in millions)
Interest rate swaps	$ 4,010	$10,683	$ 27	$ 4,548	$10,618	$ 57
Interest rate options	-0-	1,487	-0-	-0-	1,635	-0-
Credit default swaps	75	59	-0-	-0-	-0-	-0-
Futures and forward
commitments	1,238	6,387	-0-	1,211	11,675	-0-
Mortgage-backed
security options	15	-0-	-0-	25	-0-	-0-
Foreign exchange
forwards	-0-	66	-0-	-0-	12	-0-

Total	$ 5,338	$18,682	$ 27	$ 5,784	$23,940	$ 57

*Credit Risk Amount is defined as all positive exposures not collateralized with cash on deposit. Any credit risk arising under option contracts is combined with swaps to reflect netting agreements.

NOTE H - Pension and Postretirement Benefits

The following table provides the net pension cost and postretirement benefit cost recognized for the six months ended June 30, 2006 and 2005:
	Pension Cost		Postretirement Benefit Cost

(in thousands)	Six Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

Service cost	$ 9,502	$ 8,315	$ 199	$ 232
Interest cost	14,872	13,055	1,069	1,013
Expected return on plan assets	(19,584)	(15,566)	(123)	(155)
Net amortization	7,468	6,077	(91)	83

Net periodic pension expense	$12,258	$11,881	$1,054	$1,173

The following table provides the net pension cost and postretirement benefit cost recognized for the three months ended June 30, 2006 and 2005:
	Pension Cost		Postretirement Benefit Cost

(in thousands)	Three Months Ended June 30,		Three Months Ended June 30,

	2006	2005	2006	2005

Service cost	$4,740	$4,401	$100	$110
Interest cost	7,418	6,911	533	480
Expected return on plan assets	(9,769)	(8,240)	(62)	(73)
Net amortization	3,725	3,217	(45)	39

Net periodic pension expense	$6,114	$6,289	$526	$556

NOTE I - Recent Accounting Pronouncements

In November 2005, the FASB issued FASB Staff Position Statement of Financial Accounting Standards 115-1 and 124-1 ("FSP 115-1") which codified existing guidance addressing the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The FSP is effective beginning in 2006. Regions has considered this FSP in its quarterly testing for other-than-temporary impairment.

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

On July 13, 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("Interpretation 48"), an interpretation of Statement 109. The interpretation requires that only benefits from tax positions that are more-likely-than-not of being sustained upon examination should be recognized in the financial statements. These benefits would be recorded at amounts considered to be the maximum amounts more-likely-than-not of being sustained. At the time these positions become more-likely-than-not to be disallowed, their recognition would be reversed. Regions is currently reviewing the potential impact of this interpretation; any cumulative effect associated with the allocation of the provisions of the proposed interpretation will be reported as a change in accounting principle in the period in which the interpretation is adopted. Interpretation 48 is effective as of the beginning of the first annual period beginning after December 15, 2006.

On July 13, 2006, the FASB issued FASB Staff Position Statement of Financial Accounting Standards 13-2, "Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction" ("FSP 13-2"), which addresses how a change or projected change in the timing of cash flows relating to income taxes generated by a leveraged lease transaction affects the accounting by a lessor for that lease. This FSP requires the projected timing of income tax cash flows generated by a leveraged lease transaction to be reviewed annually or more frequently if changes in circumstances indicate that a change in timing has occurred or is projected to occur. If the projected timing of the income tax cash flows is revised during the lease term, the rate of return and the allocation of income shall be recalculated from the inception of the lease as provided in FASB Statement No. 13, "Accounting for Leases." FSP 13-2 is effective for fiscal years beginning after December 15, 2006 and the cumulative effect of applying the provisions of this FSP shall be reported as an adjustment to the beginning balance of retained earnings. Regions is the lessor in two leveraged lease transactions and is currently reviewing the potential impact of this FSP.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following discussion and financial information is presented to aid in understanding Regions Financial Corporation's ("Regions" or "the Company") financial position and results of operations. The emphasis of this discussion will be on the six and three months ended June 30, 2006, as compared to the six and three months ended June 30, 2005, and the three months ended March 31, 2006.

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

In addition to providing traditional commercial and retail banking services, Regions provides other financial services in the fields of investment banking, asset management, trust, mutual funds, securities brokerage, mortgage banking, insurance, leasing, and other specialty financing. Regions provides investment banking and brokerage services from over 300 offices of Morgan Keegan & Company, Inc. ("Morgan Keegan"), one of the largest investment firms based in the South. Regions' mortgage banking operations, Regions Mortgage (a division of Regions Bank) and EquiFirst Corporation ("EquiFirst"), provide residential mortgage loan origination and servicing activities for customers. Regions Mortgage services approximately $36.4 billion in mortgage loans. Regions provides full-line insurance brokerage services, primarily through Rebsamen Insurance, Inc., one of the 50 largest insurance brokers in the country.

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

SECOND QUARTER HIGHLIGHTS

Regions reported record net income of $.75 per diluted share in the second quarter of 2006, compared to $.53 per diluted share for the second quarter of 2005 and $.64 per diluted share for the first quarter of 2006. Primary drivers of the record second quarter 2006 net income were increased net interest income, continued strong Morgan Keegan performance, improved mortgage operations, continued low credit costs, reduced expenses resulting from merger cost savings (in relation to the Union Planters merger), streamlined operations and seasonally lower second quarter costs.

Net interest income for the second quarter of 2006 was $762.5 million, compared to $696.7 million in the second quarter of 2005 and $742.7 million in the first quarter of 2006. The taxable equivalent net interest margin (annualized) for the second quarter of 2006 was 4.24%, up from 3.85% in the second quarter of 2005 and 4.18% in the first quarter of 2006. The increase in the net interest margin was due primarily to favorable balance sheet positioning in a rising interest rate environment over the last year; Regions, being in an asset sensitive balance sheet position, benefited from rising interest rates, as increases in asset yields outpaced increases in interest-bearing liability costs. Additionally, a favorable shift in the mix of earning assets and interest-bearing liabilities benefited the interest margin over the last four quarters.

Morgan Keegan's revenues were $238.7 million in the second quarter of 2006, compared to $195.6 million in the second quarter of 2005 and $251.9 million in the first quarter of 2006. The slight revenue decrease during the second quarter of 2006 was primarily related to particularly strong first quarter 2006 revenue, which included a $13.1 million pre-tax gain on the exchange of New York Stock Exchange (NYSE) seats for stock, and the absence of such one-time gains in the second quarter of 2006.

The banking unit produced expanded net interest margin and increased net interest income during the second quarter of 2006. Loan growth of $670.4 million, linked quarter, was driven by commercial and industrial lending, partially offset by a decline in commercial real estate and consumer lines of credit. Deposits increased by $885.3 million, linked quarter, driven by an increase in retail certificates of deposits and Euro deposits, partially offset by declines in interest-free and low-cost deposits.

Net charge-offs totaled $30.8 million, or 0.21%, of average loans, annualized, in the second quarter of 2006, compared to 0.23% for the second quarter of 2005 and 0.20% in the first quarter of 2006. On a linked-quarter basis, non-performing assets decreased $89.2 million to $319.9 million at June 30, 2006. Loans past due greater than 90 days decreased $14.7 million in the second quarter of 2006, compared to the prior quarter, primarily due to the sale of past due residential mortgage loans during the second quarter of 2006.

The provision for loan losses totaled $30.0 million in the second quarter of 2006 compared to $32.5 million during the same period of 2005 and $27.5 million during the first quarter of 2006. The allowance for loan losses at June 30, 2006, was 1.32% of total loans, net of unearned income, compared to 1.30% at June 30, 2005 and 1.34% at March 31, 2006.

Non-interest income, excluding securities gains and losses, increased $34.7 million compared to the second quarter of 2005, primarily due to increases in brokerage and investment banking revenues and service charges on deposit accounts, partially offset by decreases in gains on the sale of mortgage loans. Non-interest income, excluding securities gains and losses, increased $20.6 million on a linked-quarter comparison, primarily due to increases in service charges on deposit accounts, gains on the sale of mortgage loans and trust fees, partially offset by declines in brokerage and investment banking revenues. Brokerage and investment banking revenues totaled $158.9 million in the second quarter of 2006, compared to $132.2 million in the second quarter of 2005 and $166.8 million in the first quarter of 2006. Trust fees totaled $35.7 million in the second quarter of 2006, compared to $31.3 million in the same period in 2005 and $34.6 million in the first quarter of 2006. Regions' mortgage servicing and origination fees totaled $34.3 million in the second quarter 2006, compared to $37.1 million in the second quarter of 2005 and $32.7 million in the first quarter of 2006. Gains on the sale of mortgage loans decreased 41% from the second quarter of 2005, primarily due to reduced gain on sale margins and increased 96%, linked quarter, due to increased premiums and volumes on sales of mortgage loans.

Total non-interest expense decreased $91.3 million compared to second quarter 2005 and $29.6 million on a linked-quarter comparison. Regions recognized $10.0 million of recapture in the value of mortgage servicing rights ("MSR") during the second quarter of 2006, which is included in other non-interest expense. Total non-interest expenses, excluding merger-related and other charges, mortgage servicing rights impairment/recapture and loss on early extinguishment of debt securities, increased $16.5 million compared to the second quarter of 2005, primarily due to an increase in salaries and benefits expense, and decreased $19.3 million on a linked-quarter comparison, due primarily to a decrease in salaries and employee benefits and net occupancy expense, as well as merger cost savings.

On May 25, 2006, Regions and AmSouth Bancorporation ("AmSouth") announced an agreement to merge, creating, upon consummation, a top-10 U.S. banking organization with over $140 billion in assets. AmSouth shareholders will receive 0.7974 of a Regions share for each share of AmSouth common stock. The combined organization will retain the name Regions Financial Corporation. Pending shareholder and regulatory approvals, the transaction is expected to close during the fourth quarter of 2006.

CRITICAL ACCOUNTING POLICIES

In preparing financial information, management is required to make significant estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses for the periods shown. The accounting principles followed by Regions and the methods of applying these principles conform with U.S. generally accepted accounting principles and general banking practices. Estimates and assumptions most significant to Regions are related primarily to allowance for loan losses, intangibles, and income taxes and are summarized in the following discussion and the Notes to the consolidated financial statements included under Item 8 of the Annual Report on Form 10-K.

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

For purposes of evaluating mortgage servicing impairment, Regions must value its mortgage servicing rights. Mortgage servicing rights do not trade in an active market with readily observable market prices. Although sales of mortgage servicing rights do occur, the exact terms and conditions of sales may not be readily available. As a result, Regions stratifies its mortgage servicing portfolio on the basis of certain risk characteristics including loan type and contractual note rate and values its mortgage servicing rights using discounted cash flow modeling techniques, which require management to make estimates regarding future net servicing cash flows, taking into consideration actual and expected mortgage loan prepayment rates and discount rates. Changes in interest rates, prepayment speeds or other factors could result in impairment of the servicing asset and a charge against earnings to reduce the recorded carrying amount. Based on a hypothetical sensitivity analysis, Regions estimates that a reduction in the primary mortgage market rates of 25 basis points and 50 basis points would reduce the June 30, 2006 fair value of mortgage servicing rights by 1% and 3%, respectively.

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

TOTAL ASSETS

Regions' total assets at June 30, 2006, were $86.1 billion, compared to $85.3 billion at June 30, 2005 and $84.8 billion at December 31, 2005.

LOANS AND ALLOWANCE FOR LOAN LOSSES

LOAN PORTFOLIO

Regions' primary investment is loans. At June 30, 2006, loans represented 78% of Regions' earning assets.

The following table presents the distribution of Regions' loan portfolio.

Loan Portfolio (period end data)

(in thousands)	Second Quarter 2006	Fourth Quarter 2005	Second Quarter 2005

Commercial	$15,903,897	$14,979,811	$15,391,714
Residential mortgages	12,845,001	12,678,332	11,770,299
Other real estate loans	12,836,023	13,745,201	14,438,754
Construction	8,163,378	7,363,353	7,134,584
Branch installment	1,559,533	1,625,929	1,694,967
Indirect installment	1,344,853	1,353,929	1,456,836
Consumer lines of credit	5,559,417	5,786,770	5,619,645
Student loans	918,530	871,588	832,145

	$59,130,632	$58,404,913	$58,338,944

Total loans at June 30, 2006, increased approximately 1% from June 30, 2005 and year-end 2005 total loans. The strongest categories of growth in the loan portfolio have been in commercial, residential real estate mortgages and construction loans, partially offset by a decrease in other real estate loans. The average yield on loans during the second quarter of 2006 was 7.35%, compared to 6.06% during the second quarter of 2005 and 7.05% during the first quarter of 2006. The increase in average yield corresponds with the rising interest rate environment during 2005 and 2006.

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

Regions determines its allowance for loan losses in accordance with Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan-an Amendment of FASB Statements No. 5 and 15" and Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies." In determining the amount of the allowance for loan losses, management uses information from its ongoing loan review process to stratify the loan portfolio into loan pools with common risk characteristics. The higher-risk-graded loans in the portfolio are assigned estimated amounts of loss based on several factors, including current and historical loss experience of each higher-risk category, regulatory guidelines for losses in each higher-risk category and management's judgment of economic conditions and the resulting impact on the higher-risk-graded loans. All loans deemed to be impaired, which include all non-accrual loans greater than $1 million, excluding loans to individuals, are evaluated individually. Impaired loans totaled approximately $45 million at June 30, 2006 and $67 million at March 31, 2006. The vast majority of Regions' impaired loans are dependent upon collateral for repayment. For these loans, impairment is measured by evaluating collateral value as compared to the current investment in the loan. For all other loans, Regions compares the amount of estimated discounted cash flows to the investment in the loan. In the event a particular loan's collateral value or discounted cash flows are not sufficient to support the collection of the investment in the loan, the loan is specifically considered in the determination of the allowance for loan losses or a charge is immediately taken against the allowance for loan losses. The percentage of the allowance for loan losses related to the higher-risk loans was approximately 29% at June 30, 2006, compared to approximately 37% at March 31, 2006. Higher-risk loans, which include impaired loans, consist of loans classified as OLEM (other loans especially mentioned) and below and loans in other loan categories that are significantly past due.

In addition to establishing allowance levels for specifically identified higher-risk-graded loans, management determines allowance levels for all other loans in the portfolio for which historical experience indicates that certain losses exist. These loans are categorized by loan type and assigned estimated amounts of loss based on several factors, including current and historical loss experience of each loan type and management's judgment of economic conditions and the resulting impact on each category of loans. The percentage of the allowance for loan losses related to all other loans in the portfolio for which historical experience indicates that certain losses exist was approximately 71% of Regions' allowance for loan losses at June 30, 2006 and 63% at March 31, 2006. The amount of the allowance related to these loans is combined with the amount of the allowance related to the higher-risk-graded loans to evaluate the overall level of the allowance for loan losses.

During the third quarter of 2005, Hurricane Katrina struck the Gulf Coast (mainly impacting Louisiana, Mississippi, and Alabama) as a Category 3 hurricane, causing significant flood and wind damage and loss of life, property, power, and income. At June 30, 2006, Regions had loans of approximately $1.0 billion ($421 million in commercial real estate loans, $260 million in commercial and industrial loans, $150 million in consumer loans, and $178 million in mortgage loans) in the most significantly impacted areas. Approximately 51% of the consumer loans are home equity lines of credit. As part of its ongoing evaluation process at June 30, 2006, Regions has identified approximately $57 million in allowance for loan losses related to this portion of its loan portfolio. The Company recognized net charge-offs of approximately $1.3 million during the second quarter of 2006 ($668,000 for commercial loans, $452,000 for mortgage loans and $144,000 for consumer/retail loans) for loans in Hurricane Katrina-affected areas.

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

Activity in the allowance for loans losses is summarized as follows:

	Six Months Ended
(dollar amounts in thousands)	June 30,	June 30,
	2006	2005

Balance at beginning of period	$783,536	$754,721
Loans charged-off:
Commercial	57,575	51,983
Real estate	20,318	21,723
Installment	19,669	24,239

Total	97,562	97,945
Recoveries:
Commercial	22,536	20,889
Real estate	3,829	4,096
Installment	11,723	14,192

Total	38,088	39,177
Net loans charged off:
Commercial	35,039	31,094
Real estate	16,489	17,627
Installment	7,946	10,047

Total	59,474	58,768
Allowance allocated to loans sold	3,779	-0-
Provision charged to expense	57,500	62,500

Balance at end of period	$777,783	$758,453

Average loans outstanding:
Commercial	$14,985,147	$15,152,548
Real estate	34,385,718	33,642,625
Installment	8,970,713	9,071,924

Total	$58,341,578	$57,867,097

Net charge-offs as percent of average
loans outstanding (annualized):
Commercial	.47%	.41%
Real estate	.10%	.11%
Installment	.18%	.22%
Total	.21%	.20%

Net loan losses as a percentage of average loans (annualized) were 0.21% in the second quarter of 2006, compared to 0.23% in the second quarter 2005 and 0.20% in the first quarter of 2006. At June 30, 2006, the allowance for loan losses was 1.32% of loans, compared to 1.30% at June 30, 2005 and 1.34% at December 31, 2005. The allowance for loan losses as a percentage of non-performing loans was 294% at June 30, 2006, compared to 194% at June 30, 2005, and 229% at December 31, 2005.

NON-PERFORMING ASSETS

Non-performing assets are summarized as follows:
(dollar amounts in thousands)	June 30,	March 31,	December 31,	June 30,
	2006	2006	2005	2005

Non-performing loans:
Non-accruing loans	$264,284	$343,880	$341,177	$391,542
Renegotiated loans	107	190	241	247

Total non-performing loans	$264,391	$344,070	$341,418	$391,789
Other real estate	55,495	4,999	65,459	64,031

Total non-performing assets	$319,886	$409,069	$406,877	$455,820

Non-performing assets as a
percentage of loans and
other real estate	0.54%	0.70%	0.70%	0.78%

Loans past due 90 days or more	$78,096	$92,766	$87,523	$76,417

Non-accruing loans at June 30, 2006 decreased $127.3 million from June 30, 2005 levels, due primarily to the disposition of a single large commercial credit during the fourth quarter of 2005 and the sale of non-performing residential mortgage loans in the second quarter of 2006, and decreased $76.9 million from year-end 2005 levels, due primarily to the above-noted sale of non-performing residential mortgage loans during the second quarter of 2006. At June 30, 2006, real estate loans comprised $152.8 million ($114.2 million in residential) of total non-accruing loans, with commercial loans accounting for $82.3 million and consumer loans accounting for the remaining $29.2 million. Loans past due 90 days or more increased $1.7 million compared to June 30, 2005, due primarily to increased delinquencies in the consumer loan portfolio and decreased $9.4 million from year-end 2005 levels, due primarily to the sale of past due residential mortgage loans in the second quarter of 2006. Renegotiated loans decreased $140,000 compared to June 30, 2005 and $134,000 from year-end 2005 levels. Other real estate decreased $8.5 million from June 30, 2005 and $10.0 million since December 31, 2005, due primarily to the sale of other real estate in the second quarter of 2006.

During the fourth quarter of 2005, in an effort to provide disaster relief to certain customers in Alabama, Louisiana and Mississippi that were most severely affected by Hurricane Katrina, Regions approved an automatic 90-day extension for qualifying loans (required to be current on payments). Under this 90-day deferral program, no scheduled payments were due, interest continued to accrue, deferrals could be extended in certain hardship scenarios, and in some cases, extensions of loan terms were approved. This deferral program has not resulted in any significant increases in non-performing loans within Regions' loan portfolio to date.

INTEREST-BEARING DEPOSITS IN OTHER BANKS

Interest-bearing deposits in other banks are used primarily as temporary investments and generally have short-term maturities. At June 30, 2006, this category of earning asset totaled $31.6 million compared to $85.7 million at June 30, 2005 and $92.1 million at December 31, 2005.

SECURITIES

The following table shows the carrying values of securities as follows:
(in thousands)	June 30,	December 31,	June 30,
	2006	2005	2005

Securities held to maturity:
U.S. Treasury securities	$ 22,142	$ 23,711	$ 23,410
Federal agency securities	7,841	7,753	7,874

Total	$ 29,983	$ 31,464	$ 31,284

Securities available for sale:
U.S. Treasury securities	$ 226,132	$ 238,726	$ 417,643
Federal agency securities	3,114,077	3,145,983	3,116,644
Obligations of states and political subdivisions	404,016	447,195	500,858
Mortgage-backed securities	7,594,989	7,427,886	7,487,644
Other securities	80,851	108,163	63,977
Equity securities	337,970	579,857	608,282

Total	$11,758,035	$11,947,810	$12,195,048

Total securities at June 30, 2006, decreased approximately 4% from June 30, 2005, due primarily to the sale of government and agency securities during 2005 for balance sheet management purposes and decreased approximately 2% since year-end 2005 levels, primarily due to maturities of securities. Securities available for sale are an important tool used to manage interest rate sensitivity and provide a primary source of liquidity for the Company (see INTEREST RATE SENSITIVITY, Exposure to Interest Rate Movements and LIQUIDITY).

TRADING ACCOUNT ASSETS

Trading account assets increased $99.1 million compared to June 30, 2005 and $64.4 million compared to year-end 2005, due primarily to increases in government and other securities, as well as the receipt of NYSE stock obtained from the exchange of ownership of NYSE seats during the first quarter of 2006, partially offset by a decrease in agency securities. Trading account assets are held for the purpose of selling at a profit and are carried at market value.

LOANS HELD FOR SALE

Loans held for sale increased $200.6 million compared to June 30, 2005 and $749.7 million since year end, due primarily to increased residential mortgage loan production at Equifirst.

MARGIN RECEIVABLES

Margin receivables at June 30, 2006, totaled $576.6 million, compared to $549.3 million at June 30, 2005, and $527.3 million at December 31, 2005. Margin receivables represent funds advanced to brokerage customers for the purchase of securities that are secured by certain marketable securities held in the customer's brokerage account. The risk of loss from these receivables is minimized by requiring that customers maintain marketable securities in the brokerage account which have a fair market value substantially in excess of the funds advanced to the customer. Fluctuations in these balances are caused by trends in general market conditions, volatility in equity retail products, and investor sentiment toward economic stability.

PREMISES AND EQUIPMENT

Premises and equipment at June 30, 2006 increased by $17.4 million in comparison with the same quarter in 2005 and decreased $12.6 million from December 31, 2005. These fluctuations resulted from additions of premises and equipment related to new branches, offset by ongoing depreciation and amortization, and sales of properties during the first quarter of 2006.

EXCESS PURCHASE PRICE

Excess purchase price at June 30, 2006, totaled $5.0 billion compared to $5.1 billion at June 30, 2005 and $5.0 billion at December 31, 2005. A significant portion of this balance consists of excess purchase price added in connection with the 2004 acquisition of Union Planters Corporation ("Union Planters").

MORTGAGE SERVICING RIGHTS

Mortgage servicing rights at June 30, 2006 increased $49.2 million compared to June 30, 2005, primarily due to capitalization of servicing rights and recapture of previous impairment, partially offset by amortization of previously capitalized servicing rights. Recapture of previously recorded impairment over the last four consecutive quarters has resulted from the rising mortgage rate environment and related declines in prepayment speed assumptions. Since year end, mortgage servicing rights increased $8.3 million. At June 30, 2006, mortgage servicing rights totaled $420.3 million.

OTHER IDENTIFIABLE INTANGIBLE ASSETS

Other identifiable intangible assets at June 30, 2006 totaled $295.6 million compared to $337.6 million at June 30, 2005 and $314.4 million at year-end 2005. The decreases from the second quarter of 2005 and fourth quarter 2005 are related to amortization of other identifiable intangible assets.

OTHER ASSETS

Other assets decreased $145.7 million compared to June 30, 2005, but increased $88.0 million since year-end 2005. The decrease from second quarter 2005 was primarily the result of decreases in treasury receivables and derivative assets. The increase from fourth quarter 2005 was primarily related to increases in deferred tax assets and customer derivatives.

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

The loan to deposit ratio at June 30, 2006, was 96.30%, compared to 95.84% at June 30, 2005 and 96.73% at December 31, 2005.

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

RATINGS

The table below reflects the most recent debt ratings of Regions Financial Corporation and Regions Bank by Standard & Poor's Corporation, Moody's Investors Service, Fitch IBCA and Dominion Bond Rating Service:
	S&P	Moody's	Fitch	Dominion

Regions Financial Corporation:
Senior notes	A	A1	A+	AH
Subordinated notes	A-	A2	A	A
Trust preferred securities	BBB+	A2	A	A
Regions Bank:
Short-term certificates of deposit	A-1	P-1	F1+	R-1M
Short-term debt	A-1	P-1	F1+	R-1M
Long-term certificates of deposit	A+	Aa3	AA-	AAL
Long-term debt	A+	Aa3	A+	AAL

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

Total deposits at June 30, 2006, increased approximately 1% compared to June 30, 2005, and approximately 2% compared to year-end 2005 levels. The increase in deposits from second quarter 2005 was due primarily to an increase in retail certificates of deposits, money market accounts and interest free deposits, partially offset by a decrease in interest bearing checking accounts. The increase in certificates of deposit (and corresponding decrease in interest-bearing checking accounts) has resulted from customer preference for longer-term, higher-rate deposit products in a rising interest rate environment. Increases in community banking deposits during the last year have been partially offset by declines in wholesale deposits, due to decreased reliance on this funding source.

The following table presents the average rates paid on deposits by category for the six months ended June 30, 2006 and 2005 (annualized):
	Average Rates Paid

	June 30,	June 30,
	2006	2005

Interest-bearing transaction accounts	2.05%	1.69%
Savings accounts	0.40	0.23
Money market savings accounts	2.16	1.05
Certificates of deposit of $100,000 or more	4.14	2.87
Other interest-bearing deposits	3.77	2.76
Total interest-bearing deposits	2.86%	1.87%

The following table presents the average amounts of deposits outstanding by category for the six months ended June 30, 2006 and 2005:
	Average Amounts Outstanding

	Six months ended June 30,
(in thousands)	2006	2005

Non-interest-bearing demand deposits	$12,904,708	$11,665,276

Interest-bearing transaction accounts	2,214,921	3,088,178
Savings accounts	3,128,226	2,921,799
Money market savings accounts	19,815,856	19,008,984
Certificates of deposit of $100,000 or more	7,517,757	7,946,978
Other interest-bearing deposits	14,756,743	14,668,269

Total interest-bearing deposits	47,433,503	47,634,208

Total deposits	$60,338,211	$59,299,484

BORROWINGS

Following is a summary of short-term borrowings:
(in thousands)	June 30,	December 31,	June 30,
	2006	2005	2005

Federal funds purchased	$ 1,948,395	$1,195,790	$ 983,972
Securities sold under agreements to repurchase	2,822,143	2,732,395	2,851,348
Notes payable to unaffiliated banks	105,600	129,700	81,900
Treasury, tax and loan note	-0-	-0-	5,000
Due to brokerage customers	458,603	547,666	425,684
Other short-term borrowings	393,845	360,728	409,300

Total	$5,728,586	$4,966,279	$4,757,204

Net federal funds purchased and security repurchase agreements totaled $4.0 billion at June 30, 2006, compared to $3.2 billion at June 30, 2005, and $3.2 billion at year-end 2005. The level of federal funds and security repurchase agreements can fluctuate significantly on a day-to-day basis, depending on funding needs and which sources of funds are used to satisfy those needs. During the first six months of 2006, net funds purchased averaged $3.3 billion compared to $4.0 billion for the same period in 2005. Other short-term borrowings decreased $15.5 million since June 30, 2005, due primarily to reductions in broker margin calls and derivative collateral, partially offset by increases in short sale liabilities (included in "Other short-term borrowings" in the preceding table above).

Long-term borrowings are summarized as follows:
(in thousands)	June 30,	December 31,	June 30,
	2006	2005	2005

6.375% subordinated notes due 2012	$ 600,000	$ 600,000	$ 600,000
7.00% subordinated notes due 2011	500,000	500,000	500,000
7.75% subordinated notes due 2024	100,000	100,000	100,000
6.75% subordinated notes due 2005	-0-	-0-	101,290
6.50% subordinated notes due 2018	313,204	313,779	316,826
7.75% subordinated notes due 2011	551,625	557,156	562,688
4.50% senior notes due 2008	350,000	350,000	-0-
Floating rate senior notes due 2008	400,000	400,000	-0-
Senior holding company notes due 2010	488,023	486,668	485,312
Senior bank notes	1,006,714	1,010,182	1,013,571
Federal Home Loan Bank structured notes	785,000	1,035,000	1,785,000
Federal Home Loan Bank advances	793,612	837,300	939,614
8.00% junior subordinated notes	3,093	300,640	299,485
8.20% junior subordinated notes	223,090	223,503	223,916
Mark-to-market on hedged long-term debt	(66,208)	10,121	105,436
Other long-term debt	245,219	247,331	252,579

Total	$6,293,372	$6,971,680	$7,285,717

Long-term borrowings have decreased $992.3 million since June 30, 2005, due primarily to prepayments and maturities on FHLB notes and advances and early extinguishment of junior subordinated notes resulting from the call of trust preferred securities, partially offset by the issuance of $750 million in senior notes from the 2005 shelf registration. The decrease of $678.3 million since year-end 2005 was due primarily to the call of trust preferred securities during the first quarter of 2006 and the resulting early extinguishment of approximately $300 million in junior subordinated notes, as well as the decrease in the mark to market on hedged long-term debt.

OTHER LIABILITIES

Other liabilities increased $329.5 million compared to June 30, 2005, due primarily to increases in accrued interest, accrued income taxes and derivative liabilities, and increased by $83.1 million compared to year-end 2005, primarily due to increases in customer derivatives.

STOCKHOLDERS' EQUITY

Stockholders' equity was $10.7 billion at June 30, 2006, compared to $10.7 billion at June 30, 2005 and $10.6 billion at December 31, 2005. Accumulated other comprehensive loss totaled $221.3 million at June 30, 2006, compared to income of $18.7 million at June 30, 2005 and a loss of $92.3 million at year-end 2005. Fluctuations in accumulated other comprehensive income/loss primarily relate to changes in the carrying value of available for sale securities.

Regions' ratio of equity to total assets was 12.43% at June 30, 2006, compared to 12.60% at June 30, 2005 and 12.52% at December 31, 2005. Regions' ratio of tangible equity to tangible assets was 6.69% at June 30, 2006, compared to 6.68% at June 30, 2005 and 6.64% at December 31, 2005.

At June 30, 2006, Regions had 20.3 million common shares available for repurchase through open market transactions under existing share repurchase authorizations. During the second quarter of 2006, the Company repurchased 3.6 million common shares at a cost of $125.0 million. For the six months ended June 30, 2006, Regions has repurchased 7.3 million common shares at a cost of $251.7 million.

The Board of Directors declared a $.35 cash dividend for the second quarter of 2006, compared to a $.34 cash dividend declared for the second quarter of 2005 and $.35 for first quarter 2006.

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

The following chart summarizes the applicable bank regulatory capital requirements. Regions' capital ratios at June 30, 2006 and 2005, substantially exceeded all regulatory requirements.
		Well
	Minimum	Capitalized	Regions at	Regions at
	Regulatory	Regulatory	June 30,	June 30,
	Requirement	Requirement	2006	2005

Tier 1 capital to risk-adjusted assets	4.00%	6.00%	8.64%	8.73%
Total risk-based capital to risk-adjusted assets	8.00	10.00	12.31	12.95
Tier 1 leverage ratio	3.00	5.00	7.50	7.35

OPERATING RESULTS

For the first six months of 2006, net income totaled $639.9 million ($1.39 per diluted share), compared to $490.0 million ($1.04 per diluted share) for the same period in 2005. For the second quarter of 2006, net income totaled $345.3 million ($0.75 per diluted share), compared to $248.4 million ($0.53 per diluted share) for the second quarter of 2005 and $294.7 million ($0.64 per diluted share) in the first quarter of 2006.

Annualized return on average stockholders' equity for the six months ended June 30, 2006 was 12.09%, compared to 9.21% for the same period in 2005. Annualized return on average assets for the six months ended June 30, 2006 was 1.51%, compared to 1.17% for the same period in 2005.

Annualized return on average tangible stockholders' equity was 24.04% for the six months ended June 30, 2006, compared to 18.33% for the same period in 2005.

NET INTEREST INCOME

The following table presents a summary of net interest income for the quarters ended June 30, 2006, March 31, 2006, and June 30, 2005.
(dollar amounts in thousands)	June 30,	March 31,	June 30,
	2006	2006	2005

Interest income	$1,264,986	$1,195,732	$1,055,384
Interest expense	502,451	453,005	358,672

Net interest income	762,535	742,727	696,712

Tax equivalent adjustment	28,733	23,955	19,795

Net interest income (taxable equivalent)	$ 791,268	$ 766,682	$ 716,507

Net interest margin (taxable equivalent)	4.24%	4.18%	3.85%

For the second quarter of 2006, net interest income (taxable equivalent basis) increased $74.8 million, or 10%, compared to the second quarter of 2005, due to improved spreads and growth in earning assets. The net yield on interest earning assets (taxable equivalent basis) was 4.24% in the second quarter of 2006, compared to 3.85% during the second quarter of 2005. The increase in the net interest margin was due primarily to favorable balance sheet positioning in a rising interest rate environment over the last year; Regions, being in an asset sensitive balance sheet position, benefited from rising interest rates, as increases in asset yields outpaced increases in interest-bearing liability costs. The yield on interest earning assets increased 116 basis points and the rate on interest bearing liabilities increased 102 basis points, compared to the second quarter of 2005. A favorable shift in the mix of earning assets and interest bearing liabilities benefited the interest margin over the last four quarters.

From a linked-quarter perspective, net interest income (taxable equivalent basis) increased $24.6 million, due primarily to modest earning asset growth combined with higher spreads. The net yield on interest earning assets (taxable equivalent basis) was 4.24% in the second quarter of 2006, compared to 4.18% in the first quarter of 2006. The yield on interest-earning assets increased 28 basis points, while the rate on interest-bearing liabilities increased 27 basis points.

Analysis of Changes in Net Interest Income
	Six months ended June 30,

(in thousands)	2006 over 2005

	Volume	Yield/Rate	Total

Increase (decrease) in:
Interest income on:
Loans	$ 13,842	$351,575	$365,417
Federal funds sold	6,795	8,676	15,471
Taxable securities	(11,206)	26,153	14,947
Non-taxable securities	(3,231)	5,565	2,334
Other earning assets	1,111	14,078	15,189

Total	7,311	406,047	413,358
Interest expense on:
Savings deposits	256	2,548	2,804
Other interest-bearing deposits	(4,027)	231,252	227,225
Borrowed funds	(19,960)	75,310	55,350

Total	(23,731)	309,110	285,379

Increase in net interest income	$ 31,042	$ 96,937	$127,979

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

Exposure to Interest Rate Movements. Based on the foregoing discussion, management has estimated the potential effect of shifts in interest rates on net interest income. As of June 30, 2006, Regions maintains an asset sensitive position to gradual rate shifts of plus or minus 100 and 200 basis points. The following table demonstrates the expected effect that a gradual (over six months beginning at June 30, 2006 and 2005) parallel interest rate shift would have on Regions' annual net interest income. Results of the same analysis for the comparable period for 2005 are presented for comparison purposes.
	June 30, 2006		June 30, 2005

Gradual	$ Change in	% Change in	$ Change in	% Change in
Change in	Net Interest	Net Interest	Net Interest	Net Interest
Interest Rates	Income	Income	Income	Income

(in basis points)	(dollar amounts in thousands)
+200	$ 118,000	4.0%	$ 105,000	3.9%
+100	60,000	2.1	53,000	2.0
-100	(47,000)	(1.6)	(70,000)	(2.6)
-200	(80,000)	(2.7)	(157,000)	(5.8)

As of June 30, 2006, Regions maintains an asset sensitive position to instantaneous rate shifts of plus or minus 100 and 200 basis points. The following table demonstrates the expected effect that an instantaneous parallel rate shift would have on Regions' annual net interest income. Results of the same analysis for the comparable period of 2005 are presented for comparison purposes.
	June 30, 2006		June 30, 2005

Instantaneous	$ Change in	% Change in	$ Change in	% Change in
Change in	Net Interest	Net Interest	Net Interest	Net Interest
Interest Rates	Income	Income	Income	Income

(in basis points)	(dollar amounts in thousands)
+200	$ 141,000	4.8%	$ 135,000	5.0%
+100	72,000	2.5	73,000	2.7
-100	(57,000)	(1.9)	(73,000)	(2.7)
-200	(110,000)	(3.7)	(204,000)	(7.5)

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

Morgan Keegan will occasionally economically hedge a portion of its long proprietary inventory position through the use of short positions in financial future contracts, which are included in securities sold, not yet purchased at market value. At June 30, 2006, Morgan Keegan had no outstanding futures contracts. The contract amounts do not necessarily represent future cash requirements.

In the normal course of business, Morgan Keegan enters into underwriting and forward and future commitments. At June 30, 2006, the contract amounts of futures contracts were $70 million to purchase and $99 million to sell U.S. Government and municipal securities. Morgan Keegan typically settles its position by entering into equal but opposite contracts and, as such, the contract amounts do not necessarily represent future cash requirements. Settlement of the transactions relating to such commitments is not expected to have a material effect on Regions' consolidated financial position. Transactions involving future settlement give rise to market risk, which represents the potential loss that can be caused by a change in the market value of a particular financial instrument. Regions' exposure to market risk is determined by a number of factors, including the size, composition and diversification of positions held, the absolute and relative levels of interest rates, and market volatility.

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

The end-of-period VAR was approximately $400,000 as of June 30, 2006, and approximately $445,000 as of March 31, 2006. Maximum daily VAR utilization during the second quarter of 2006 was $814,000, compared to $799,000 during the first quarter of 2006, and average daily VAR was $555,000 during the second quarter of 2006, compared to $607,000 during the first quarter of 2006.

PROVISION FOR LOAN LOSSES

The provision for loan losses is used to establish the allowance for loan losses. Actual loan losses, net of recoveries, are charged directly to the allowance. The expense recorded each period is a reflection of management's judgment as to the adequacy of the allowance. The provision for loan losses was $57.5 million, or .20% (annualized), of average loans in the first six months of 2006 compared to $62.5 million, or .22% (annualized), of average loans in the first six months of 2005. The provision for loan losses was $30.0 million, or 0.21% (annualized), of average loans in the second quarter of 2006, compared to $32.5 million or 0.22% (annualized) of average loans in the second quarter of 2005 and $27.5 million, or 0.19% (annualized), in the first quarter of 2006.

The provision for loan losses recorded in the second quarter of 2006 was based on management's assessment of inherent losses associated with the loan portfolio and management's evaluation of current economic factors, including the impact of Hurricane Katrina (see "ALLOWANCE FOR LOAN LOSSES").

NON-INTEREST INCOME

The following table presents a summary of non-interest income for the quarters ended June 30, 2006, March 31, 2006, and June 30, 2005.
	June 30,	March 31,	June 30,
(in thousands)	2006	2006	2005

Brokerage and investment banking	$158,865	$166,793	$132,179
Trust department income	35,730	34,555	31,256
Service charges on deposit accounts	147,272	128,529	131,654
Mortgage servicing and origination fees	34,270	32,698	37,057
Securities gains, net	28	11	53,400
Insurance premiums and commissions	21,267	21,394	21,079
Gain on sale of mortgage loans	24,255	12,351	40,913
Derivative income	9,122	6,194	9,921
SOI and Capital Factors	-0-	-0-	10,105
Other	59,902	67,592	41,861

Total non-interest income	$490,711	$470,117	$509,425

Total non-interest income (excluding securities transactions) increased $39.9 million, or 4% in the first six months of 2006 compared to the same period of 2005, due primarily to increases in brokerage and investment banking revenues, service charges on deposit accounts and trust fees, and increased $20.6 million, or 4%, compared to the first quarter of 2006, due primarily to an increase in service charges on deposit accounts and gains on the sale of mortgage loans.

BROKERAGE AND INVESTMENT BANKING

Brokerage and investment banking income increased $26.7 million compared to the second quarter of 2005, due primarily to strong equity trading volumes, increased sales and underwriting of fixed income products, and decreased $7.9 million linked-quarter, due primarily to the absence of certain revenues present in the first quarter 2006 from a closed-end fund initial public offering.

The following table shows the breakout of revenue by division contributed by Morgan Keegan for the three months ended June 30, 2006 and March 31, 2006, and the six months ended June 30, 2006 and 2005.

Morgan Keegan
Breakout of Revenue by Division

(dollar amounts in thousands)	Private Client	Fixed-income Capital Markets	Equity Capital Markets	Regions MK Trust	Investment Advisory	Interest & Other

Three months ended June 30, 2006:
$ amount of revenue	$ 69,975	$50,484	$24,366	$29,016	$36,076	$28,811
% of gross revenue	29.3%	21.1%	10.2%	12.2%	15.1%	12.1%

Three months ended March 31, 2006:
$ amount of revenue	$ 78,085	$42,687	$28,003	$28,047	$32,301	$42,825
% of gross revenue	31.0%	17.0%	11.1%	11.1%	12.8%	17.0%

Six months ended June 30, 2006:
$ amount of revenue	$148,060	$93,171	$52,369	$57,063	$68,377	$71,636
% of gross revenue	30.2%	19.0%	10.7%	11.6%	13.9%	14.6%

Six months ended June 30, 2005:
$ amount of revenue	$123,317	$82,401	$44,213	$51,063	$58,123	$40,725
% of gross revenue	30.8%	20.6%	11.1%	12.8%	14.5%	10.2%

The following table shows the components of revenue contributed by Morgan Keegan for the three months ended June 30, 2006, March 31, 2006, and June 30, 2005.

Morgan Keegan Summary Income Statement

(dollar amounts in thousands)	Three months ended June 30, 2006	Three months ended Mar. 31, 2006	Three months ended June 30, 2005	% Change from Mar. 31, 2006	% Change from June 30, 2005

Revenues:
Commissions	$56,960	$57,073	$50,263	(0.2)%	13.3%
Principal transactions	32,996	41,951	35,425	(21.3)	(6.9)
Investment banking	41,623	43,027	27,434	(3.3)	51.7
Interest	32,511	30,327	19,766	7.2	64.5
Trust fees and services	29,014	28,046	25,207	3.5	15.1
Investment advisory	36,151	28,885	29,211	25.2	23.8
Other	9,473	22,639	8,246	(58.2)	14.9

Total revenues	238,728	251,948	195,552	(5.2)	22.1

Expenses:
Interest expense	21,999	18,085	13,109	21.6	67.8
Non-interest expense	165,568	169,352	143,531	(2.2)	15.4

Total expenses	187,567	187,437	156,640	0.1	19.7

Income before income taxes	51,161	64,511	38,912	(20.7)	31.5

Income taxes	18,442	23,703	14,459	(22.2)	27.5

Net income	$32,719	$40,808	$24,453	(19.8)%	33.8%

TRUST INCOME

Trust department income for the first six months of 2006 increased $7.0 million, or 11%, and increased $4.5 million, or 14%, for the quarter-ended June 30, 2006, compared to the same periods of 2005, primarily due to an increase in managed assets, mutual fund revenues and other trust fees. Linked-quarter, trust income increased $1.2 million, or 14% (annualized), primarily due to an increase in managed assets.

SERVICE CHARGES ON DEPOSIT ACCOUNTS

Service charges on deposit accounts increased $20.3 million, or 8%, in the first six months of 2006 and increased $15.6 million or 12% in the second quarter of 2006, compared to the same periods in 2005, due primarily to an increase in the number of deposit accounts, as well as revised fee schedules. On a linked-quarter comparison, service charges on deposit accounts increased $18.7 million, or 15%, attributable primarily to increased NSF fees and seasonal factors.

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

For the first six moths of 2006, mortgage servicing and origination fees decreased $9.4 million, or 12%, and decreased $2.8 million, or 8%, in the second quarter of 2006, compared to the same periods of 2005, due to a decline in servicing volume and a reduction in mortgage loan origination volumes resulting from a rising mortgage rate environment. Linked-quarter, mortgage servicing and origination fees increased $1.6 million, or 5%, due primarily to increased Equifirst production volume. Single-family mortgage production was $4.4 billion in the second quarter of 2006, compared to $4.4 billion in the second quarter of 2005 and $3.1 billion in the first quarter of 2006. The mortgage operation's servicing portfolio totaled $36.4 billion at June 30, 2006, compared to $39.3 billion at June 30, 2005 and $36.7 billion at March 31, 2006.

A summary of mortgage servicing rights is presented as follows. The balances shown represent the original amounts capitalized, less accumulated amortization and valuation allowance, for the right to service mortgage loans that are owned by other investors. Additionally, $3.7 million in permanent impairment of servicing assets was recognized during the second quarter of 2006 (see the tables below) for previously recognized impairment amounts deemed to be unrecoverable. The carrying values of mortgage servicing rights are affected by various factors, including prepayments of the underlying mortgages. A significant change in prepayments of mortgages in the servicing portfolio could result in significant changes in the valuation allowance, thus creating volatility in the carrying amount of mortgage servicing rights.
	Six Months Ended
(dollar amounts in thousands)	June 30,	June 30,
	2006	2005

Balance at beginning of year	$441,508	$458,053
Additions	24,528	40,413
Sales	(1,028)	(3,783)
Permanent impairment	(3,719)	-0-
Amortization	(34,566)	(44,072)

	426,723	450,611
Valuation allowance	(6,401)	(79,500)

Balance at end of period	$420,322	$371,111

The changes in the valuation allowance for mortgage servicing assets for the six months ended June 30, 2006 and 2005 were as follows:
	Six Months Ended
(in thousands)	June 30,	June 30,
	2006	2005

Balance at beginning of the year	$29,500	$61,500
Permanent impairment	(3,719)	-0-
Release of impairment - sale of MSRs	(380)	-0-
(Recapture of) provisions for impairment valuation	(19,000)	18,000

Balance at end of the period	$6,401	$79,500

SECURITIES GAINS/LOSSES

Securities gains for the first six months of 2006 totaled $39,000, compared to gains of $19.4 million for the same period of 2005. Gains during the second quarter of 2006 reflected a $53.4 million decrease over the comparable quarter in 2005. Securities gains/losses primarily relate to the sale of agency and mortgage-related securities in conjunction with balance sheet management activities.

OTHER INCOME

The components of other income consist mainly of fees and commissions, insurance premiums, customer derivative fees and gains related to the sale of mortgage loans. Other non-interest income for the first six months of 2006 decreased $27.1 million and $9.3 million for the second quarter, respectively, in comparison with similar periods in 2005, due primarily to lower volumes and premiums on mortgage loan sales. Other non-interest income increased $7.0 million linked-quarter, as a result of increased sales volumes and higher mortgage loan sale premiums.

NON-INTEREST EXPENSE

The following table presents a summary of non-interest expense for the quarters ended June 30, 2006, March 31, 2006, and June 30, 2005.
(in thousands)	June 30,	March 31,	June 30,
	2006	2006	2005

Salaries and employee benefits	$441,475	$447,008	$411,953
Net occupancy expense	53,772	59,888	54,898
Furniture and equipment expense	33,942	34,083	32,161
(Recapture) impairment of MSRs	(10,000)	(9,000)	53,000
(Gain) loss on early extinguishment of debt	(1,089)	8,168	-0-
Merger-related and other charges	-0-	-0-	43,765
Other	208,413	215,947	222,074

Total non-interest expense	$726,513	$756,094	$817,851

Total non-interest expense decreased $69.2 million, or 4%, in the first six months of 2006 and $91.3 million, or 11%, in the second quarter of 2006, compared to similar periods in 2005, due primarily to the realization of merger-related cost savings, continuing efficiency initiatives, the absence of merger-related and other charges during 2006, as well as recapture of previously recognized impairment on mortgage servicing rights. From a linked quarter perspective, non-interest expenses decreased by $29.6 million, due primarily to the realization of merger-related cost savings and seasonal factors during the second quarter of 2006.

Regions incurred merger-related expenses throughout 2005 in connection with the integration of Regions and Union Planters. The following tables reflect the impact of merger-related and other charges affecting the components of non-interest expense for the quarters ended June 30, 2006, March 31, 2006, and June 30, 2005. As is noted below, there were no merger-related and other charges in the first two quarters of 2006; however, tables for these periods are provided for comparability with 2005 information presented. Included in merger-related and other charges is the recapture and impairment of mortgage servicing rights, loss on early extinguishment of debt, storm-related costs and merger and other charges. The following tables show the impact on the major non-interest expense components by applying non-GAAP adjustments to the non-interest expense categories as reported in accordance with GAAP, more specifically, by excluding merger-related and other expenses, as defined above. Management believes that consideration of the below non-GAAP financial measures in conjunction with their GAAP counterparts assist the reader in making period to period comparisons and in evaluating trends in non-interest expense. For further discussion of non-interest expense, refer to the discussion of each component following the tables presented.

Three months ended June 30, 2006
	As Reported	Less non-GAAP Adjustments for Merger-Related and	As Adjusted
(in thousands)	(GAAP)	Other Charges	(Non-GAAP)

Salaries and employee benefits	$ 441,475	$ -0-	$ 441,475
Net occupancy expense	53,772	-0-	53,772
Furniture and equipment expense	33,942	-0-	33,942
Recapture of MSRs	(10,000)	(10,000)	-0-
Loss on early extinguishment of debt	(1,089)	(1,089)	-0-
Other	208,413	-0-	208,413

Total	$ 726,513	$(11,089)	$ 737,602

Three months ended March 31, 2006
	As Reported	Less non-GAAP Adjustments for Merger-Related and	As Adjusted
(in thousands)	(GAAP)	Other Charges	(Non-GAAP)

Salaries and employee benefits	$ 447,008	$ -0-	$ 447,008
Net occupancy expense	59,888	-0-	59,888
Furniture and equipment expense	34,083	-0-	34,083
Recapture of MSRs	(9,000)	(9,000)	-0-
Loss on early extinguishment of debt	8,168	8,168	-0-
Other	215,947	-0-	215,947

Total	$ 756,094	$ (832)	$ 756,926

Three months ended June 30, 2005
	As Reported	Less non-GAAP Adjustments for Merger-Related and	As Adjusted
(in thousands)	(GAAP)	Other Charges	(Non-GAAP)

Salaries and employee benefits	$ 426,443	$ 14,490	$ 411,953
Net occupancy expense	56,635	1,737	54,898
Furniture and equipment expense	32,292	131	32,161
Impairment of MSRs	53,000	53,000	-0-
Other	249,481	27,407	222,074

Total	$ 817,851	$ 96,765	$ 721,086

SALARIES AND EMPLOYEE BENEFITS

Salaries and employee benefits increased $24.4 million, or 3%, in the first six months of 2006 and $15.0 million, or 4%, in the second quarter of 2006, as compared to the same periods in 2005, primarily due to increased commission expense resulting from revenue production, severance expense related to the standardization of staffing models across Region' branch system and normal and promotional merit increases, partially offset by the realization of merger-related cost savings, continuing efficiency initiatives and the absence of merger-related and other expenses during 2006. From a linked-quarter perspective, salaries and employee benefits decreased $5.5 million, primarily resulting from a reduction in headcount and a decline in payroll taxes. As of June 30, 2006, Regions had 24,457 full-time equivalent employees.

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

Net occupancy expense increased $2.7 million, or 2%, in the first six months of 2006 over the first six months of 2005, due primarily to hurricane-related expenses, net of insurance proceeds, and occupancy expenses related to new branch facilities. Net occupancy expense in the second quarter of 2006 decreased $2.9 million compared to second quarter of 2005 and $6.1 million linked-quarter, due primarily the realization of merger-cost savings and continuing efficiency initiatives.

FURNITURE AND EQUIPMENT EXPENSE

Furniture and equipment expense during the first six months of 2006 increased $3.5 million, or 5%, and $1.7 million, or 5%, compared to the same periods in 2005, due primarily to increased depreciation expense related to new equipment. Furniture and equipment expense decreased $141,000 from a linked-quarter perspective.

IMPAIRMENT (RECAPTURE) OF MORTGAGE SERVICING RIGHTS

In the second quarter of 2006, recapture of previously recognized MSR impairment totaled $10.0 million compared to the second quarter of 2005 and the first quarter of 2006, in which an impairment charge totaling $53.0 million and a recapture of impairment totaling $9.0 million, respectively, were recognized. Recapture of previously recognized impairment on MSRs occurs when mortgage rates rise, thus reducing prepayments on the mortgage loans being serviced. Impairment/recapture can fluctuate with significant volatility from quarter to quarter depending upon changes in the interest rate environment.

EARLY EXTINGUISHMENT OF DEBT

Gains on early extinguishment of debt totaled $1.1 million in the second quarter of 2006, related to the call of FHLB advances. There was no early extinguishment of debt in the first six months of 2005. In the first quarter of 2006, there was a $8.2 million loss on the early extinguishment of debt related to the call of trust preferred securities, resulting in the prepayment of underlying junior subordinated debt.

OTHER EXPENSES

The significant components of other expense include other non-credit losses, amortization, outside computer expense and other outside services. Other non-interest expense for the six months ended June 30, 2006 decreased $69.9 million and $41.1 million for the quarter ended June 30, 2006, compared to the same periods in 2005, due primarily to decreases in advertising expenses and legal and professional fees, as well as merger-related cost savings and continuing efficiency initiatives during 2006. Linked-quarter, other non-interest expense decreased $7.5 million, primarily related to decreases in amortization, gains from sales of other real estate, as well as merger-related cost savings and continuing efficiency initiatives.

APPLICABLE INCOME TAXES

Regions' provision for income taxes for the first six months of 2006 increased $72.7 million compared to the first six months of 2005 primarily due to increased consolidated earnings. The second quarter 2006 provision for income taxes increased $44.0 million compared to the second quarter of 2005. Regions effective tax rate for the first six months of 2006 was 30.9% compared to 30.3% in the first six months of 2005.

From time to time Regions engages in business plans that may also have an effect on its tax liabilities. While Regions has obtained the opinion of advisors that the tax aspects of these strategies should prevail, examination of Regions' income tax returns or changes in tax law may impact the tax benefits of these plans.

Periodically, Regions invests in pass-through investment vehicles that generate tax credits, principally low-income housing credits and non-conventional fuel source credits, which directly reduce Regions' federal income tax liability. Congress has legislated these tax credit programs to encourage capital inflows to these investment vehicles. The amount of tax benefit recognized from these tax credits was $12.7 million in the first six months of 2006 compared to $20.8 million in the first six months of 2005. Tax benefit recognized in the second quarter of 2006 was $6.9 million compared to $10.1 million in the second quarter of 2005.

During the fourth quarter of 2000, Regions recapitalized a mortgage-related subsidiary by raising Tier 2 capital, which resulted in a reduction in taxable income of that subsidiary attributable to Regions. The reduction in the taxable income of this subsidiary attributable to Regions is expected to result in a lower effective tax rate applicable to the consolidated taxable income before taxes of Regions for future periods. The impact on Regions' effective tax rate applicable to consolidated income before taxes of the reduction in the subsidiary's taxable income attributable to Regions will, however, depend on a number of factors, including, but not limited to, the amount of assets in the subsidiary, the yield of the assets in the subsidiary, the cost of funding the subsidiary, possible loan losses in the subsidiary, the level of expenses of the subsidiary, the level of income attributable to obligations of states and political subdivisions, and various other factors. The amount of federal and state tax benefits recognized related to the recapitalized subsidiary was $31.9 million ($26.3 million federal) in the first six months of 2006 compared to $25.0 million ($19.9 million federal) in the first six months of 2005. For the second quarter of 2006, the amount of federal and state tax benefits recognized was $18.4 million ($14.8 million federal) compared to $13.0 million ($10.4 million federal) in the second quarter of 2005.

Regions has segregated a portion of its investment securities and intellectual property into separate legal entities in order to, among other business purposes, protect such intangible assets from inappropriate claims of Regions' creditors, and to maximize the return on such assets by the professional and focused management thereof. Regions has recognized state tax benefits related to these legal entities of $19.8 million in the first six months of 2006 compared to $12.5 million in the first six months of 2005. For the second quarter of 2006, $9.0 million of state tax benefit was recognized compared to $6.2 million in the second quarter of 2005.

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

Management's determination of the realization of the deferred tax asset is based upon management's judgment of various future events and uncertainties, including the timing, nature and amount of future income earned by certain subsidiaries and the implementation of various plans to maximize realization of the deferred tax asset. Management believes that the subsidiaries will generate sufficient operating earnings to realize the deferred tax benefits. However, management does not believe that it is more likely than not to realize all of its capital loss carryforwards nor all of its state net operating loss carryforwards. Accordingly, it has set up valuation allowances of $19.7 million (capital loss carryforwards) and $13.6 million (state NOL carryforwards), respectively, against such benefits as of the second quarter of 2006 compared to $63.8 million and $10.4 million, respectively, in the second quarter of 2005. The FHLB of Cincinnati, in accordance with its Capital Plan, exercised its right to repurchase Regions' excess capital stock balance during the second quarter of 2006, which resulted in the capital loss carryforward reduction and corresponding reduction to the valuation allowance in the amount of $35.5 million. Additionally, in the third quarter of 2005, it was determined that $8.6 million of capital loss carryforward would be carried back against prior year capital gains, which resulted in a reduction in the valuation allowance in such amount.

Item 3. Qualitative and Quantitative Disclosures about Market Risk

Reference is made to pages 45 through 49 'Market Risk' included in Management's Discussion and Analysis.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Information concerning Regions' repurchases of its outstanding common stock during the three month period ended June 30, 2006, is set forth in the following table:
	Issuer Purchases of Equity Securities

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number	Average Price	As Part of Publicly	Yet Be Purchased
	of Shares	Paid Per	Announced Plans	Under the Plans
Period	Purchased	Share	or Programs	or Programs(1) (2)

April 1, 2006 -
April 30, 2006	1,103,587	$35.63	1,103,587	22,800,213

May 1, 2006 -
May 31, 2006	1,183,400	$36.04	1,183,400	21,616,813

June 1, 2006 -
June 30, 2006	1,277,500	$33.72	1,277,500	20,339,313

Total	3,564,487		3,564,487

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

Item 4. Submission of Matters to a Vote of Security Holders

At the annual meeting of stockholders held May 18, 2006, three nominees were re-elected as directors of Regions to serve three-year terms. The directors elected at the 2006 annual meeting were George W. Bryan (373,377,838 votes in favor and 10,090,159 votes withheld), Susan W. Matlock (373,391,815 votes in favor and 9,076,182 votes withheld), and Michael S. Starnes (373,438,616 votes in favor and 9,029,381 votes withheld).

In addition, the proposal to adopt the Regions Financial Corporation 2006 Long Term Incentive Plan was approved by stockholders. For this proposal, 237,930,087 shares were voted in favor, 34,027,468 shares were voted against, 5,746,187 shares abstained, and there were 104,764,255 broker non-votes.

The stockholders also ratified the board of directors' selection of Ernst & Young LLP as independent auditors of the Company for the year ending December 31, 2006. For this proposal, 374,058,998 shares were voted in favor, 5,458,124 shares were voted against, 2,950,875 shares abstained, and there were no broker non-votes.

The stockholders also approved a non-binding shareholder proposal to recommend the annual election of all directors instead of electing directors for staggered three-year terms. For this proposal, 160,756,735 shares were voted in favor, 108,209,470 shares were voted against, 8,737,537 shares abstained, and there were 104,764,255 broker non-votes.

Item 6. Exhibits

Exhibit No.	Description

10.1	Regions Financial Corporation 2006 Long Term Incentive Plan, incorporated by reference to exhibit 99.1 to Form 8-K dated May 18, 2006, and filed by registrant on May 23, 2006.

10.2

Amended and Restated Employment Agreement between John I. Fleischauer, Jr. and Regions Financial Corporation, executed June 30, 2006, incorporated by reference to exhibit 99.1 to Form 8-K dated June 30, 2006, and filed by registrant on July 7, 2006.

10.3

Amendment to Change of Control Agreement between Ronald C. Jackson and Regions Financial Corporation, executed June 30, 2006, incorporated by reference to exhibit 99.2 to Form 8-K dated June 30, 2006, and filed by registrant on July 7, 2006.

10.4

Second Amendment to Change of Control Agreement between Doyle R. Rippee and Regions Financial Corporation, executed June 30, 2006, incorporated by reference to exhibit 99.3 to Form 8-K dated June 30, 2006, and filed by registrant on July 7, 2006.

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

DATE: August 7, 2006

/s/ Ronald C. Jackson
Ronald C. Jackson
Senior Vice President and Comptroller
(Chief Accounting Officer and
Duly Authorized Officer)