Form 10-Q
period 2006-09-30
REGIONS FINANCIAL CORP
filed 2006-11-03
CIK 1281761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2006
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

The number of shares outstanding of each of the issuer's classes of common stock was 456,009,893 shares of common stock, par value $.01, outstanding as of October 31, 2006.

	REGIONS FINANCIAL CORPORATION

	INDEX

		Page Number
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Consolidated Statements of Condition -
	September 30, 2006, December 31, 2005
	and September 30, 2005	4

	Consolidated Statements of Income -
	Nine months and three months ended
	September 30, 2006 and September 30, 2005	5

	Consolidated Statement of Stockholders' Equity -
	Nine months ended September 30, 2006	6

	Consolidated Statements of Cash Flows -
	Nine months ended September 30, 2006 and
	September 30, 2005	7

	Notes to Consolidated Financial Statements	8

Item 2.	Management's Discussion and Analysis of
	Financial Condition and Results of Operations	26

Item 3.	Qualitative and Quantitative Disclosures about
	Market Risk	61

Item 4.	Controls and Procedures	61

PART II.	OTHER INFORMATION

Item 1A.	Risk Factors	61

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	61

Item 6.	Exhibits	62

SIGNATURES		63

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

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION
(DOLLAR AMOUNTS IN THOUSANDS) (UNAUDITED)
	September 30,	December 31,	September 30,
ASSETS	2006	2005	2005

Cash and due from banks	$ 2,055,137	$ 2,414,560	$2,076,344
Interest-bearing deposits in other banks	38,981	92,098	89,253
Securities held to maturity	30,033	31,464	31,428
Securities available for sale	12,425,555	11,947,810	11,913,649
Trading account assets	1,438,427	992,082	814,663
Loans held for sale	1,824,687	1,531,664	2,054,012
Federal funds sold and securities
purchased under agreements to resell	913,076	710,282	607,756
Margin receivables	581,558	527,317	513,339
Loans	59,677,657	58,591,816	58,535,410
Unearned income	(199,752)	(186,903)	(179,524)

Loans, net of unearned income	59,477,905	58,404,913	58,355,886
Allowance for loan losses	(778,465)	(783,536)	(783,943)

Net loans	58,699,440	57,621,377	57,571,943
Premises and equipment	1,097,616	1,122,289	1,109,922
Interest receivable	456,978	420,818	383,839
Due from customers on acceptances	28,657	22,924	25,784
Excess purchase price	4,967,799	5,027,044	5,025,964
Mortgage servicing rights	407,740	412,008	397,176
Other identifiable intangible assets	287,437	314,368	325,933
Other assets	1,726,970	1,597,495	1,653,609

	$86,980,091	$84,785,600	$84,594,614

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Non-interest-bearing	$12,570,051	$13,699,038	$12,606,368
Interest-bearing	49,599,494	46,679,329	46,858,807

Total deposits	62,169,545	60,378,367	59,465,175
Borrowed Funds:
Short-term borrowings:
Federal funds purchased and securities
sold under agreements to repurchase	4,943,568	3,928,185	4,679,352
Other short-term borrowings	1,368,480	1,038,094	954,462

Total short-term borrowings	6,312,048	4,966,279	5,633,814
Long-term borrowings	5,490,404	6,971,680	7,207,015

Total borrowed funds	11,802,452	11,937,959	12,840,829
Bank acceptances outstanding	28,657	22,924	25,784
Other liabilities	1,936,534	1,832,067	1,617,771

Total liabilities	75,937,188	74,171,317	73,949,559
Stockholders' Equity:
Common stock, par value $.01 a share:
Authorized 1,500,000,000 shares;
issued, including treasury stock,
481,266,725; 473,756,429; and
471,793,782 shares, respectively	4,813	4,738	4,718
Surplus	7,466,180	7,248,855	7,220,396
Undivided profits	4,547,845	4,034,905	3,936,657
Treasury stock, 26,200,072; 17,408,800; and
13,585,700 shares, respectively	(888,282)	(581,890)	(453,235)
Accumulated other comprehensive (loss) income	(87,653)	(92,325)	(63,481)

Total Stockholders' Equity	11,042,903	10,614,283	10,645,055

	$86,980,091	$84,785,600	$84,594,614

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2006	2005	2006	2005

Interest Income:
Interest and fees on loans	$1,106,807	$917,915	$ 3,147,173	$2,592,864
Interest on securities:
Taxable interest income	143,118	124,913	405,748	372,596
Tax-exempt interest income	7,852	7,408	23,872	21,094

Total Interest on Securities	150,970	132,321	429,620	393,690
Interest on loans held for sale	45,416	40,787	126,559	111,369
Interest on margin receivables	9,767	7,581	27,965	20,890
Income on federal funds sold and securities purchased under agreements to resell	13,505	6,056	35,568	12,648
Interest on time deposits in other banks	637	487	1,524	1,521
Interest on trading account assets	12,519	8,708	31,930	28,233

Total Interest Income	1,339,621	1,113,855	3,800,339	3,161,215

Interest Expense:
Interest on deposits	411,178	270,136	1,082,912	711,841
Interest on short-term borrowings	66,315	42,957	172,513	119,866
Interest on long-term borrowings	84,429	83,339	261,953	234,802

Total Interest Expense	561,922	396,432	1,517,378	1,066,509

Net Interest Income	777,699	717,423	2,282,961	2,094,706
Provision for loan losses	25,000	62,500	82,500	125,000

Net Interest Income After Provision for Loan Losses	752,699	654,923	2,200,461	1,969,706

Non-Interest Income:
Brokerage and investment banking	144,093	131,738	469,751	408,407
Trust department income	36,366	33,673	106,651	96,919
Service charges on deposit accounts	150,078	132,924	425,879	388,396
Mortgage servicing and origination fees	33,296	35,284	100,264	111,653
Securities gains (losses)	8,104	(20,717)	8,143	(1,283)
Other	94,012	137,410	316,089	386,555

Total Non-Interest Income	465,949	450,312	1,426,777	1,390,647

Non-Interest Expense:
Salaries and employee benefits	413,719	437,951	1,302,202	1,302,052
Net occupancy expense	54,012	56,596	167,672	167,515
Furniture and equipment expense	33,838	34,104	101,863	98,605
Other	213,024	212,472	625,463	724,748

Total Non-Interest Expense	714,593	741,123	2,197,200	2,292,920

Income Before Income Taxes	504,055	364,112	1,430,038	1,067,433
Applicable income taxes	152,398	107,556	438,444	320,885

Net Income	$ 351,657	$256,556	$ 991,594	$746,548

Average number of shares outstanding	454,441	459,563	455,463	462,512
Average number of shares outstanding-diluted	458,903	464,250	460,018	467,710
Per share:
Net income	$0.77	$0.56	$2.18	$1.61
Net income-diluted	$0.77	$0.55	$2.16	$1.60
Cash dividends declared	$0.35	$0.34	$1.05	$1.02

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(AMOUNTS IN THOUSANDS) (UNAUDITED)

	Common Stock	Surplus	Undivided Profits	Treasury Stock	Accumulated Other Comprehensive Loss	Total

BALANCE AT JANUARY 1, 2006	$4,738	$7,248,855	$4,034,905	$(581,890)	$ (92,325)	$10,614,283
Comprehensive Income:
Net income			991,594			991,594
Unrealized loss on available for sale securities,
net of tax and reclassification adjustment					(3,467)	(3,467)
Other comprehensive gain from derivatives, net of tax
and reclassification adjustment					8,139	8,139

Comprehensive income*			991,594		4,672	996,266
Cash dividends declared ($1.05 per common share)			(478,654)			(478,654)
Purchase of treasury stock				(302,808)		(302,808)
Receipt of stock related to settlement of lawsuit				(3,584)		(3,584)
Common stock transactions:
Stock options exercised	66	189,735				189,801
Stock issued to employees under incentive plan, net	9	(4,852)				(4,843)
Amortization of unearned restricted stock		32,442				32,442

BALANCE AT SEPTEMBER 30, 2006	$4,813	$7,466,180	$4,547,845	$(888,282)	$(87,653)	$11,042,903

Disclosure of reclassification amount:
Unrealized holding gains, net of ($650) in income taxes,
on available for sale securities arising during period	$1,826
Less: Reclassification adjustment, net of ($2,850) in
income taxes, for net gain realized in net income	5,293
Unrealized holding gain on derivatives, net of ($5,089) in
income taxes	8,342
Less: Reclassification adjustment, net of ($109) in income
taxes, for amortization of cash flow hedges	203

Comprehensive gain, net of ($2,780) in income taxes	$4,672

*Comprehensive income for the nine months ended September 30, 2005 was $632.8 million.

*Comprehensive income for the three months ended September 30, 2006 was $485.3 million compared to $174.4 million for the three months ended September 30, 2005.

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (DOLLAR AMOUNTS IN THOUSANDS) (UNAUDITED)

Nine Months Ended
September 30,

Operating Activities:	2006	2005

Net income	$ 991,594	$ 746,548
Adjustments to reconcile net cash provided by (used in) operating activities
Depreciation and amortization of premises and equipment	90,769	82,234
Provision for loan losses	82,500	125,000
Net amortization of securities	2,501	13,913
Amortization of intangibles and other assets	121,690	140,468
Recapture of mortgage servicing rights	(11,000)	(14,000)
Gain on exchange of NYSE seats for NYSE publicly traded stock	(13,111)	-0	-
Amortization of deposits and borrowings	331	333
Provision for losses on other real estate	3,037	3,519
Excess tax benefits from share-based payments	(19,840)	-0	-
Deferred income tax expense	29,250	11,897
Gain on sale of premises and equipment	(13,919)	(2,217)
Realized securities (gains) losses	(8)	1,283
(Increase) decrease in trading account assets (1)	(424,280)	114,013
Increase in loans held for sale	(293,023)	(270,681)
Increase in margin receivables	(54,241)	(35,526)
Increase in interest receivable	(36,160)	(38,276)
Increase in other assets (1)	(161,739)	(157,517)
Increase in other liabilities	85,555	242,151
Other	27,599	15,029

Net Cash Provided By Operating Activities	407,505	978,171

Investing Activities:
Net increase in loans	(1,160,533)	(924,685)
Proceeds from sale of securities available for sale	384,206	4,313,320
Proceeds from maturity of securities held to maturity	1,475	596
Proceeds from maturity of securities available for sale	2,081,272	1,664,721
Purchases of securities held to maturity	(1,793)	(694)
Purchases of securities available for sale	(2,949,635)	(5,494,389)
Net decrease in interest-bearing deposits in other banks	53,117	25,765
Proceeds from sale of premises and equipment	86,508	158,999
Purchases of premises and equipment	(138,685)	(259,843)
Net(increase) decrease in customers' acceptance liability	(5,733)	6,198

Net Cash Used By Investing Activities	(1,649,801)	(510,012)

Financing Activities:
Net increase in deposits	1,790,847	797,819
Net increase (decrease) in short-term borrowings	1,345,769	(361,797)
Proceeds from long-term borrowings	210,669	972,854
Payments on long-term borrowings	(1,691,946)	(1,005,424)
Net increase (decrease) in bank acceptance liability	5,733	(6,198)
Cash dividends	(478,654)	(472,862)
Purchases of treasury stock	(306,392)	(423,840)
Excess tax benefits from share-based payments	19,840	-0	-
Proceeds from exercise of stock options	189,801	144,427

Net Cash Provided (Used) By Financing Activities	1,085,667	(355,021)

(Decrease) Increase in Cash and Cash Equivalents	(156,629)	113,138
Cash and Cash Equivalents, Beginning of Period	3,124,842	2,570,962

Cash and Cash Equivalents, End of Period	$2,968,213	$ 2,684,100

See notes to consolidated financial statements.

(1)In 2006, excludes effect of $8.9 million non-cash exchange of NYSE seats for NYSE publicly traded stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

September 30, 2006

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q, and, therefore, do not include all information and notes to the consolidated financial statements necessary for a complete presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included under Item 8 of the Annual Report on Form 10-K for the year ended December 31, 2005. It is management's opinion that all adjustments, consisting of only normal and recurring items necessary for a fair presentation, have been included. Please also refer to "Critical Accounting Policies" included in Management's Discussion and Analysis.

Certain amounts in prior periods have been reclassified to conform to the current period presentation.

NOTE B - AmSouth Merger

On May 24, 2006, the Company signed a definitive merger agreement with AmSouth Bancorporation ("AmSouth"), headquartered in Birmingham, Alabama. After completion of the transaction, AmSouth will be merged with and into Regions Financial Corporation. In the transaction, each share of AmSouth common stock will be converted into 0.7974 of a share of Regions common stock. The merger will be accounted for as a purchase of AmSouth for accounting and financial reporting purposes. As a result, the historical financial statements of Regions will become the historical financial statements of the combined company. On October 3, 2006, Regions and AmSouth shareholders approved the merger and on October 20, 2006, regulatory approval was received. The transaction is expected to close in the fourth quarter of 2006, subject to expiration of customary regulatory waiting periods. Additional information on the proposed merger is included on Regions' Form 8-K dated May 24, 2006, and filed May 25, 2006, and Regions' Form S-4 dated and filed July 12, 2006, and amended on August 17, 2006.

NOTE C - Earnings Per Share

The following table sets forth the computation of basic net income per share and diluted net income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,

(in thousands, except per share amounts)	2006	2005	2006	2005

Numerator:
For basic net income per share and
diluted net income per share, net
income	$351,657	$256,556	$991,594	$746,548

Denominator:
For basic net income per share --
Weighted average shares outstanding	454,441	459,563	455,463	462,512
Effect of dilutive securities --
Stock options	4,379	4,687	4,475	5,198
Performance restricted stock	83	-0-	80	-0-

For diluted net income per share	458,903	464,250	460,018	467,710

Basic net income per share	$0.77	$0.56	$2.18	$1.61
Diluted net income per share	0.77	0.55	2.16	1.60

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

Prior to January 1, 2006, the Company accounted for those stock-based employee compensation plans under the recognition and measurement provisions of APB Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees", and related Interpretations, as permitted by Statement 123; therefore, no stock-based employee compensation cost was recognized in the consolidated statement of income for the three and nine months ended September 30, 2005; rather, pro forma compensation cost amounts were disclosed in the notes to the consolidated financial statements. Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement 123 (R) using the modified-prospective transition method. Under that transition method, compensation cost recognized in the first three quarters of 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). As the modified-retrospective transition method was not selected, results for prior periods have not been restated.

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

The weighted average fair value of options granted was $5.39 for the three and $4.97 for the nine months ended September 30, 2006, and $5.12 for the three and $4.95 for the nine months ended September 30, 2005. The fair value of each grant is estimated on the date of grant using the BSM option-pricing model with the following weighted average assumptions used for grants in 2006 and 2005:
	2006	2005

Expected Dividend Yield	3.80%	4.20%
Expected Option Life (in years)	4.0	5.0
Expected Volatility	19.5%	21.4%
Risk-Free Interest Rate	4.57-5.04%	4.2%

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

As a result of adopting Statement 123(R) on January 1, 2006, the Company's income before taxes and net income for the quarter ended September 30, 2006, are approximately $1.0 million and $818,000 lower, respectively, than if it had continued to account for share-based compensation expense under APB 25. For the nine months ended September 30, 2006, the Company's income before taxes and net income are approximately $2,765,000 and $2,206,000 lower, as a result of adopting Statement 123 (R). Basic and diluted earnings per share were not impacted by the adoption of Statement 123(R) during the first three quarters of 2006.

Prior to the adoption of Statement 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the statement of cash flows. Statement 123(R) requires the cash flows resulting from the tax benefits of tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. As a result of the adoption of Statement 123(R), Regions recognized approximately $8,062,000 and $19,840,000 in excess tax benefits as financing cash inflows for the three and nine months ended September 30, 2006, respectively; because the Company selected the modified-prospective transition method, 2005 cash flows are not restated.

Regions has stock option plans, adopted prior to 2006, under which stock options have been granted to certain key employees (excluding options assumed in acquisitions). Effective in May 2006 upon stockholder approval of the 2006 long term incentive plan (see description of 2006 Long-Term Incentive Plan below), the compensation committee froze the prior stock option plans, meaning that no further awards can be made under those plans. Outstanding awards under such plans will remain outstanding and subject to the existing terms and conditions of the original grant. The terms of options granted were determined by the compensation committee of the Board of Directors; however, no options could be granted after ten years from the plans' adoption, and no options could be exercised beyond ten years from the date granted. Option awards generally have three year graded vesting terms and have seven or ten year contractual terms. The option price per share of incentive stock options could not be less than the fair market value of the common stock on the date of the grant; however, the option price of non-qualified options could be less than the fair market value of the common stock on the date of the grant (see disclosure regarding acceleration of vesting on non-qualified stock options during the fourth quarter of 2005 below). The plans also permitted the granting of stock appreciation rights to holders of stock options. No stock appreciation rights were attached to options outstanding at September 30, 2006 and 2005.

Regions has long term incentive plans, adopted prior to 2006, under which stock options, performance awards, restricted stock, and other equity based awards have been granted to certain key employees. Effective in May 2006 upon stockholder approval of the 2006 long term incentive plan (see description of 2006 Long-Term Incentive Plan below), the compensation committee froze the prior long term incentive plans, meaning that no further awards can be made under those plans. Outstanding awards under such plans will remain outstanding and subject to the existing terms and conditions of the original grant. The terms of stock options granted under the long-term incentive plans were generally subject to the same terms as options granted under Regions' stock option plans discussed above. During the third quarters of 2006 and 2005, Regions granted 144,156 and 61,396 shares, respectively, as restricted stock. Grantees of restricted stock must remain employed with Regions for certain periods from the date of the grant (generally three years) in order for the shares to be released, or the grantees must meet the standards of a retiree at which time the restricted shares may be prorated and released. However, during this period the grantee is eligible to receive dividends and exercise voting privileges on such restricted shares. In the third quarter of 2006 and 2005, 223,758 and 83,896 restricted shares, respectively, were released. Total expense for restricted stock was approximately $11,044,000 for the third quarter of 2006 and $6,773,000 for the third quarter of 2005. Restricted stock expense totaled approximately $32,442,000 and $19,752,000 for the nine months ended September 30, 2006 and 2005, respectively. Restricted stock is amortized on a straight-line basis over the requisite service period, generally three years. During the first three quarters of 2006, common shares outstanding reflected a net increase of approximately 900,000 shares related to restricted stock grants and cancellations.

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

Unvested stock options as of January 1, 2006 and options granted on or after January 1, 2006 (adoption date for Statement 123(R)) are amortized into earnings on a straight-line basis over the requisite service period of the options. During the first three quarters of 2006, net shares increased approximately 6.6 million shares due to option exercises.

A reconciliation of the numbers of outstanding, vested and exercisable stock options and unvested shares of restricted stock outstanding at September 30, 2006, is presented in the following tables:

Stock Options	Shares Under Option	Weighted Avg. Exercise Price	Weighted Avg. Intrinsic Value

Outstanding (Bal. at Jan. 1, 2006)	33,590,080	$27.76
Granted	941,403	35.09
Exercised	(7,877,581)	26.23
Canceled	(290,990)	28.51

Outstanding at September 30, 2006	26,362,912	28.48	$219,075,799

Vested at September 30, 2006	24,334,847	28.00	$213,903,305

Exercisable at September 30, 2006	24,334,847	28.00	$213,903,305

Restricted Stock	Number of Shares	Weighted Avg. Fair Value (Grant Date)

Nonvested Jan. 1, 2006	3,362,995	$31.39
Granted	1,306,192	$34.50
Vested	(595,895)	$27.78
Forfeited	(244,000)	$31.83

Nonvested at September 30, 2006	3,829,292	$32.98

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

Prior to the adoption of Statement 123 (R) on January 1, 2006, Statement 123 allowed for the choice of continuing to follow APB 25, and the related interpretations, or selecting the fair value method of expense recognition as described in Statement 123. The Company elected to follow APB 25 in accounting for its employee stock options in prior periods. Pro forma net income and net income per share data is presented below for the three months and nine months ended September 30, 2005, as if the fair-value method had been applied in measuring compensation costs (Note: pro forma amounts for the three months and nine months ended September 30, 2006 are not applicable based upon the adoption of Statement 123(R) during the first quarter of 2006):

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
(in thousands, except per share amounts)	2005	2005

Net income	$256,556	$746,548
Add: Stock-based compensation expense
included in net income, net of related
tax effects	4,402	12,839
Less: Total stock-based compensation
expense based on fair value method for
all awards, net of related tax effects	(7,566)	(22,470)

Pro forma net income	$253,392	$736,917

Per share:
Net income	$0.56	$1.61
Net income-diluted	0.55	1.60
Pro forma net income	0.55	1.59
Pro forma net income-diluted	0.55	1.58

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

Nine months ended September 30, 2006

	Total Banking

(in thousands)	Community Banking	Treasury	Combined	Mortgage Banking

Net interest income	$ 1,996,813	$ 215,205	$ 2,212,018	$ 54,709
Provision for loan losses	76,869	5,537	82,406	41
Non-interest income	523,914	9,072	532,986	221,441
Non-interest expense	1,266,943	67,807	1,334,750	243,973
Income taxes (benefit)	442,328	56,600	498,928	11,721

Net income (loss)	$ 734,587	$ 94,333	$ 828,920	$ 20,415

Average assets	$48,669,422	$28,544,738	$77,214,160	$3,111,171

(in thousands)	Investment Banking/ Brokerage/ Trust	Insurance	Other	Total Company

Net interest income	$ 37,508	$ 4,176	$ (25,450)	$ 2,282,961
Provision for loan losses	-0-	-0-	53	82,500
Non-interest income	621,635	64,150	(13,435)	1,426,777
Non-interest expense	495,606	47,871	75,000	2,197,200
Income taxes (benefit)	59,389	8,023	(139,617)	438,444

Net income (loss)	$ 104,148	$ 12,432	$ 25,679	$ 991,594

Average assets	$3,188,346	$202,616	$2,386,052	$86,102,345

Nine months ended September 30, 2005

	Total Banking

(in thousands)	Community Banking	Treasury	Combined	Mortgage Banking

Net interest income	$ 1,852,277	$ 229,710	$ 2,081,987	$ 41,124
Provision for loan losses	116,876	4,985	121,861	40
Non-interest income	454,867	(333)	454,534	307,052
Non-interest expense	1,287,428	46,159	1,333,587	275,011
Income taxes (benefit)	338,413	66,837	405,250	28,713

Net income (loss)	$ 564,427	$ 111,396	$ 675,823	$ 44,412

Average assets	$49,894,969	$23,862,816	$73,757,785	$3,280,910

(in thousands)	Investment Banking/ Brokerage/ Trust	Insurance	Other	Total Company

Net interest income	$ 22,118	$ 2,309	$ (52,832)	$ 2,094,706
Provision for loan losses	-0-	-0-	3,099	125,000
Non-interest income	536,912	61,644	30,505	1,390,647
Non-interest expense	440,210	44,378	199,734	2,292,920
Income taxes (benefit)	44,076	6,902	(164,056)	320,885

Net income (loss)	$ 74,744	$ 12,673	$ (61,104)	$ 746,548

Average assets	$2,725,389	$170,025	$5,146,355	$85,080,464

Three months ended September 30, 2006

	Total Banking

(in thousands)	Community Banking	Treasury	Combined	Mortgage Banking

Net interest income	$ 672,419	$ 59,287	$ 731,706	$ 18,068
Provision for loan losses	19,409	5,537	24,946	41
Non-interest income	183,772	8,404	192,176	66,480
Non-interest expense	425,419	14,854	440,273	88,892
Income taxes	154,601	17,738	172,339	(1,900)

Net income	$ 256,762	$ 29,562	$ 286,324	$ (2,485)

Average assets	$49,211,274	$29,596,725	$78,807,999	$3,175,781

(in thousands)	Investment Banking/ Brokerage/ Trust	Insurance	Other	Total Company

Net interest income	$ 14,755	$ 1,546	$ 11,624	$ 777,699
Provision for loan losses	-0-	-0-	13	25,000
Non-interest income	193,796	21,790	(8,293)	465,949
Non-interest expense	160,679	16,303	8,446	714,593
Income taxes	17,251	2,690	(37,982)	152,398

Net income	$ 30,621	$ 4,343	$ 32,854	$ 351,657

Average assets	$3,282,818	$221,025	$1,488,199	$86,975,822

Three months ended September 30, 2005

	Total Banking

(in thousands)	Community Banking	Treasury	Combined	Mortgage Banking

Net interest income	$ 651,994	$ 74,441	$ 726,435	$ 19,193
Provision for loan losses	55,991	4,985	60,976	40
Non-interest income	154,714	20,113	174,827	118,549
Non-interest expense	438,154	23,183	461,337	70,708
Income taxes	117,184	24,895	142,079	25,879

Net income	$ 195,379	$ 41,491	$ 236,870	$ 41,115

Average assets	$50,334,945	$24,755,890	$75,090,835	$3,260,563

(in thousands)	Investment Banking/ Brokerage/ Trust	Insurance	Other	Total Company

Net interest income	$ 6,795	$ 934	$(35,934)	$ 717,423
Provision for loan losses	-0-	-0-	1,484	62,500
Non-interest income	176,484	20,395	(39,943)	450,312
Non-interest expense	145,276	15,139	48,663	741,123
Income taxes	13,945	2,133	(76,480)	107,556

Net income	$ 24,058	$ 4,057	$(49,544)	$ 256,556

Average assets	$2,811,110	$177,838	$4,324,553	$85,664,899

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

Loan commitments totaled $22.6 billion at September 30, 2006, and $18.5 billion at September 30, 2005. Standby letters of credit were $3.7 billion at September 30, 2006, and $3.1 billion at September 30, 2005. Commitments under commercial letters of credit used to facilitate customers' trade transactions were $47.9 million at September 30, 2006, and $63.1 million at September 30, 2005.

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

Regions utilizes certain derivative instruments to hedge the interest cash flows of certain variable-rate loans and certain debt instruments. Regions reported a $3.7 million gain in accumulated other comprehensive income related to cash flow hedges of variable-rate loans at September 30, 2006. To the extent that the hedge of future cash flows is deemed effective, changes in the fair value of the derivative are recognized as a component of other comprehensive income in stockholders' equity. To the extent that the hedge of future cash flows is deemed ineffective, changes in the fair value of the derivative are recognized in earnings as a component of other non-interest expense. For the nine months ended September 30, 2006, there was no gain or loss related to hedge ineffectiveness recognized in other non-interest expense attributable to cash flow hedges on variable-rate loans. In addition, Regions also reported a $1.8 million accumulated loss at September 30, 2006 related to discontinued cash flow hedges of debt instruments. Approximately $104,000 was amortized into expense during the third quarter of 2006 and approximately $313,000 was amortized into expense during the nine months ended September 30, 2006. The remaining $1.8 million of accumulated other comprehensive income will be amortized into earnings through 2011. During the second quarter of 2006, Regions purchased $2 billion in notional interest rate floors to hedge interest cash flows on variable rate loans against adverse interest rate changes. Changes in the fair value of the floors are expected to be perfectly effective in offsetting the variability in expected future cash flows attributable to fluctuations in LIBOR interest rates below the interest rate floor's strike level. $4.3 million has been recorded in other comprehensive income as of September 30, 2006, representing the change in fair value at September 30, 2006. There was no hedge ineffectiveness recognized in earnings during the third quarter of 2006.

Regions hedges the changes in the fair value of assets using forward contracts, which represent commitments to sell money market instruments at a future date at a specified price or yield. The contracts are utilized by the Company to hedge interest rate risk positions associated with the origination of mortgage loans held for sale. The Company is subject to the market risk associated with changes in the value of the underlying financial instrument, as well as the risk that the other party will fail to perform. A net gain of approximately $400,000, including approximately $38,000 of loss on hedge ineffectiveness, was recognized for the nine months ended September 30, 2006 related to these hedging instruments. The gross amount of forward contracts totaled $734.0 million at September 30, 2006.

Regions has also entered into interest rate swap agreements converting a portion of its fixed rate long-term debt to floating-rate. The fair values of the derivative instruments used in these fair value hedges are included in other assets on the statements of financial condition. For the nine months ended September 30, 2006, there was ineffectiveness of approximately $121,000 in gains recorded in earnings related to these fair value hedges. No gains or losses were recognized as of September 30, 2006 related to components of derivative instruments that were excluded from the assessment of hedge effectiveness.

In prior years, Union Planters, acquired by Regions in July 2004, issued letters of credit to facilitate business in its factored receivables division. Certain of these assets were sold in 2005; however, the letters of credit remained with Regions. As part of this transaction, Regions has a credit default swap as default protection related to the outstanding letters of credit, which has a current notional value of $20 million. At September 30, 2006, the estimated fair value of this instrument is approximately $156,000. Also, Regions has two $29.3 million notional credit default swaps, which hedge default risk associated with an interest rate swap agreement entered into with a municipality and an offsetting interest rate swap agreement with a counterparty.

The Company also maintains a derivatives trading portfolio of interest rate swaps, option contracts and futures and forward commitments used to meet the needs of its customers. The portfolio is used to generate trading profit and help clients manage interest rate risk. The Company is subject to the risk that a counterparty will fail to perform. These trading derivatives are recorded in other assets and other liabilities. The net fair value of the derivatives in the trading portfolio at September 30, 2006, was an asset of $15.3 million.

Foreign currency contracts involve the exchange of one currency for another on a specified date and at a specified rate. These contracts are executed on behalf of the Company's customers and are used to manage fluctuations in foreign exchange rates. The notional amount of forward foreign exchange contracts totaled $79 million at September 30, 2006, and $70 million at September 30, 2005. The Company is subject to the risk that another party will fail to perform.

In the normal course of business, Morgan Keegan enters into underwriting and forward and future commitments. At September 30, 2006, the contract amount of future contracts to purchase and sell U.S. Government and municipal securities was $58 million and $71 million, respectively. The brokerage subsidiary typically settles its position by entering into equal but opposite contracts and, as such, the contract amounts do not necessarily represent future cash requirements. Settlement of the transactions relating to such commitments is not expected to have a material effect on the subsidiary's financial position. Transactions involving future settlement give rise to market risk, which represents the potential loss that can be caused by a change in the market value of a particular financial instrument. The exposure to market risk is determined by a number of factors, including size, composition and diversification of positions held, the absolute and relative levels of interest rates and market volatility.

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

Regions' derivative financial instruments are summarized as follows:
	Other Than Trading Derivatives
	As of September 30, 2006

(dollar amounts in millions)	Notional Amount	Fair Value	Receive	Pay	Average Maturity in Years

Forward sale commitments	$734	$ (3)			0.1
Credit default swaps	20	-0-			1.5
Interest rate swaps	6,210	34	6.35%	6.85%	3.4
Interest rate options	2,185	-0-			4.3

Total	$9,149	$ 31

	As of September 30, 2005

(dollar amounts in millions)	Notional Amount	Fair Value	Receive	Pay	Average Maturity in Years

Forward sale commitments	$834	$ -0-			0.1
Mortgage-backed security options	40	-0-			0.2
Credit default swaps	75	1
Interest rate swaps	4,298	26	4.88%	4.15%	5.9

Total	$5,247	$ 27

	Derivative Financial Instruments
	As of September 30,

	2006			2005

	Contract or Notional Amount			Contract or Notional Amount

	Other			Other
	Than		Credit Risk	Than		Credit Risk
	Trading	Trading	Amount*	Trading	Trading	Amount*

	(in millions)
Interest rate swaps	$ 6,210	$14,377	$ 12	$ 4,298	$8,573	$ -0-
Interest rate options	2,185	3,307	-0-	-0-	928	-0-
Credit default swaps	20	59	-0-	75	60	-0-
Futures and forward
commitments	734	4,947	-0-	834	9,069	-0-
Mortgage-backed
security options	-0-	-0-	-0-	40	-0-	-0-
Foreign exchange
forwards	-0-	79	-0-	-0-	70	-0-

Total	$ 9,149	$22,769	$ 12	$ 5,247	$18,700	$ -0-

The following table is a summary of Regions' derivative financial instruments as of June 30, 2006 and 2005, and is presented for comparison purposes.
	Derivative Financial Instruments
	As of June 30,

	2006			2005

	Contract or Notional Amount			Contract or Notional Amount

	Other			Other
	Than		Credit Risk	Than		Credit Risk
	Trading	Trading	Amount*	Trading	Trading	Amount*

	(in millions)
Interest rate swaps	$ 5,060	$13,971	$ 22	$ 4,548	$8,010	$ -0-
Interest rate options	2,778	1,726	-0-	-0-	1,113	-0-
Credit default swaps	75	59	-0-	75	60	-0-
Futures and forward
commitments	1,021	8,115	-0-	1,035	7,495	-0-
Mortgage-backed
security options	-0-	-0-	-0-	25	-0-	-0-
Foreign exchange
forwards	-0-	77	-0-	-0-	16	-0-

Total	$ 8,934	$23,948	$ 22	$ 5,683	$16,694	$ -0-

*Credit Risk Amount is defined as all positive exposures not collateralized with cash on deposit. Any credit risk arising under option contracts is combined with swaps to reflect netting agreements.

NOTE H - Pension and Postretirement Benefits

The following table provides the net pension cost and postretirement benefit cost recognized for the nine months ended September 30, 2006 and 2005:
	Pension Cost		Postretirement Benefit Cost

(in thousands)	Nine Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

Service cost	$ 14,332	$ 12,453	$ 299	$ 341
Interest cost	22,432	19,554	1,602	1,492
Expected return on plan assets	(29,539)	(23,314)	(185)	(228)
Net amortization	11,264	9,102	(136)	123

Net periodic pension expense	$18,489	$ 17,795	$1,580	$ 1,728

The following table provides the net pension cost and postretirement benefit cost recognized for the three months ended September 30, 2006 and 2005:
	Pension Cost		Postretirement Benefit Cost

(in thousands)	Three Months Ended September 30,		Three Months Ended September 30,

	2006	2005	2006	2005

Service cost	$4,830	$ 4,139	$100	$ 110
Interest cost	7,560	6,498	533	479
Expected return on plan assets	(9,955)	(7,748)	(62)	(74)
Net amortization	3,796	3,025	(45)	40

Net periodic pension expense	$6,231	$ 5,914	$526	$ 555

NOTE I - Recent Accounting Pronouncements

In November 2005, the FASB issued FASB Staff Position Statement of Financial Accounting Standards 115-1 and 124-1 ("FSP 115-1") which codified existing guidance addressing the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The FSP is effective beginning in 2006. Regions has considered this FSP in its quarterly evaluation of other-than-temporary impairment.

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

On March 17, 2006, the FASB issued Statement No. 156, ("Statement 156") "Accounting for Servicing of Financial Assets an amendment of FASB Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities."" The Statement requires that all servicing assets and liabilities be initially measured at fair value and allows for two alternatives in the subsequent accounting for servicing assets and liabilities: the amortization method and the fair value method. The amortization method requires that the servicing assets and liabilities be amortized over the remaining estimated lives of the serviced assets with impairment testing to be performed periodically. The fair value method requires the servicing assets and liabilities to be measured at fair value each period with an offset to income. This Statement is to be adopted in the first fiscal year that begins after September 15, 2006 and early adoption is permitted. An entity can elect the fair value method at the beginning of any fiscal year provided that interim financial statements have not been issued. However, once the fair value election is made, an entity cannot revert back to the amortization method. Regions is currently reviewing the potential impact of this Statement, as well as the accounting alternatives available.

On July 13, 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("Interpretation 48"), an interpretation of Statement 109. The interpretation requires that only benefits from tax positions that are more-likely-than-not of being sustained upon examination should be recognized in the financial statements. These benefits would be recorded at amounts considered to be the maximum amounts more-likely-than-not of being sustained. At the time these positions become more-likely-than-not to be disallowed, their recognition would be reversed. Regions is currently reviewing the potential impact of this interpretation; any cumulative effect associated with the allocation of the provisions of the interpretation will be reported as a change in accounting principle in the period in which the interpretation is adopted. Interpretation 48 is effective as of the beginning of the first annual period beginning after December 15, 2006.

On July 13, 2006, the FASB issued FASB Staff Position Statement of Financial Accounting Standards 13-2, "Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction" ("FSP 13-2"), which addresses how a change or projected change in the timing of cash flows relating to income taxes generated by a leveraged lease transaction affects the accounting by a lessor for that lease. This FSP requires the projected timing of income tax cash flows generated by a leveraged lease transaction to be reviewed annually or more frequently if changes in circumstances indicate that a change in timing has occurred or is projected to occur. If the projected timing of the income tax cash flows is revised during the lease term, the rate of return and the adoption of income shall be recalculated from the inception of the lease as provided in FASB Statement No. 13, "Accounting for Leases." FSP 13-2 is effective for fiscal years beginning after December 15, 2006 and the cumulative effect of applying the provisions of this FSP shall be reported as an adjustment to the beginning balance of retained earnings. Regions is the lessor in two leveraged lease transactions and is currently reviewing the potential impact of this FSP.

On September 15, 2006 the FASB issued, FASB Statement No. 157 on fair value measurement. The standard provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors' requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. Under the standard, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. It clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, the standard establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, the reporting entity's own data. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. Statement 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption is permitted. Regions is currently reviewing the potential impact of this statement.

On September 29, 2006 the FASB issued, FASB Statement No. 158 "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans." This statement would require that an entity recognize in its statement of financial position the overfunded or underfunded status of a defined benefit postretirement plan measured as the difference between the fair value of plan assets and the benefit obligation. For a pension plan, the benefit obligation would be the projected benefit obligation; for any other postretirement plan, the benefit obligation would be the accumulated benefit obligation. In addition, entities would be required to recognize as a component of other comprehensive income, net of tax, the actuarial gains and losses and the prior service costs and credits that arise during the period but are not recognized as components of net periodic benefit cost. These amounts would be adjusted as they are amortized into income as components of net periodic benefit costs in subsequent periods. These requirements are effective for fiscal years ending after December 15, 2006 and should be applied retrospectively. The final requirement of this statement is that the defined benefit plan assets and defined benefit plan obligations be measured as of the date of the entity's statement of financial position as opposed to a date not to exceed three months prior to the date of an entity's statement of financial position as in current practice. This requirement is effective for the first fiscal year beginning after December 15, 2006, but can be adopted earlier. Regions is currently reviewing the potential impact of this statement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following discussion and financial information is presented to aid in understanding Regions Financial Corporation's ("Regions" or "the Company") financial position and results of operations. The emphasis of this discussion will be on the nine and three months ended September 30, 2006, as compared to the nine and three months ended September 30, 2005, and the three months ended June 30, 2006.

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

In addition to providing traditional commercial and retail banking services, Regions provides other financial services in the fields of investment banking, asset management, trust, mutual funds, securities brokerage, mortgage banking, insurance, leasing, and other specialty financing. Regions provides investment banking and brokerage services from over 300 offices of Morgan Keegan & Company, Inc. ("Morgan Keegan"), one of the largest investment firms based in the South. Regions' mortgage banking operations, Regions Mortgage (a division of Regions Bank) and EquiFirst Corporation ("EquiFirst"), provide residential mortgage loan origination and servicing activities for customers. Regions Mortgage services approximately $36.0 billion in mortgage loans. Regions provides full-line insurance brokerage services, primarily through Rebsamen Insurance, Inc., one of the 50 largest insurance brokers in the country.

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

Regions' business strategy has been and continues to be focused on providing a competitive mixture of products and services, delivering quality customer service and maintaining a branch distribution network with offices in convenient locations.

The Company's principal market areas are located in the states of Alabama, Arkansas, Florida, Georgia, Illinois, Indiana, Iowa, Kentucky, Louisiana, Mississippi, Missouri, North Carolina, South Carolina, Tennessee, Texas and Virginia. Morgan Keegan also operates offices in Massachusetts and New York.

THIRD QUARTER HIGHLIGHTS

Regions reported record net income of $.77 per diluted share in the third quarter of 2006, compared to $.55 per diluted share for the third quarter of 2005 and $.75 per diluted share for the second quarter of 2006. Primary drivers of the record third quarter 2006 net income were increased net interest income, reduced expenses and lower credit-related costs.

Net interest income for the third quarter of 2006 was $777.7 million, compared to $717.4 million in the third quarter of 2005 and $762.5 million in the second quarter of 2006. The taxable equivalent net interest margin (annualized) for the third quarter of 2006 was 4.21%, compared to 3.93% in the third quarter of 2005 and 4.24% in the second quarter of 2006. The increase in the net interest margin over the last year was due primarily to favorable balance sheet positioning in a rising rate environment, combined with a favorable shift in the mix of earning assets and interest-bearing liabilities. In the third quarter of 2006, rates on interest-bearing liabilities increased faster than rates on interest-earning assets, resulting in a 3 basis point linked-quarter decline in the interest margin.

The banking unit produced good balance sheet growth during the third quarter of 2006, which contributed to the increase in net interest income. Loan growth of $347.3 million, linked quarter, was driven primarily by commercial and construction lending, partially offset by a decline in other real estate loans and consumer lines of credit. Deposits increased by $764.7 million, linked quarter, driven by an increase in certificates of deposits and money market deposits, partially offset by declines in interest-free and low-cost deposits.

Morgan Keegan's revenues were $230.5 million in the third quarter of 2006, compared to $199.4 million in the third quarter of 2005 and $238.7 million in the second quarter of 2006. The slight decline in revenues during the third quarter of 2006 was primarily related to linked-quarter seasonality and less investment banking activity.

Net charge-offs totaled $24.3 million, or 0.16%, of average loans, annualized, in the third quarter of 2006, compared to 0.25% for the third quarter of 2005 and 0.21% in the second quarter of 2006. On a linked-quarter basis, non-performing assets decreased $7.9 million to $312.0 million at September 30, 2006.

The provision for loan losses totaled $25.0 million in the third quarter of 2006 compared to $62.5 million during the same period of 2005 and $30.0 million during the second quarter of 2006. The allowance for loan losses at September 30, 2006, was 1.31% of total loans, net of unearned income, compared to 1.34% at September 30, 2005 and 1.32% at June 30, 2006.

Non-interest income, excluding securities gains and losses, decreased $13.2 million compared to the third quarter of 2005, primarily due to decreases in gains on sale of mortgage loans, partially offset by increases in brokerage and investment banking and service charges on deposit accounts. Non-interest income, excluding securities gains and losses, decreased $32.8 million on a linked-quarter comparison, primarily due to declines in gains on sale of mortgage loans and brokerage and investment banking, partially offset by increases in service charges on deposit accounts. Brokerage and investment banking revenues totaled $144.1 million in the third quarter of 2006, compared to $131.7 million in the third quarter of 2005 and $158.9 million in the second quarter of 2006. Trust fees totaled $36.4 million in the third quarter of 2006, compared to $33.7 million in the same period in 2005 and $35.7 million in the second quarter of 2006. Regions' mortgage servicing and origination fees totaled $33.3 million in the third quarter 2006, compared to $35.3 million in the third quarter of 2005 and $34.3 million in the second quarter of 2006. Gains on the sale of mortgage loans decreased 90% from the third quarter of 2005 and 75% linked quarter, due to lower premium levels in the market and increased early payment defaults on non-conforming mortgages. Gains from sales of securities totaled $8.1 million in the third quarter of 2006, compared to losses of $20.7 million in the third quarter of last year.

Total non-interest expense decreased $26.5 million compared to third quarter 2005 and $11.9 million on a linked-quarter comparison. Regions recognized $8.0 million of impairment in the value of mortgage servicing rights ("MSR") during the third quarter of 2006, which is included in other non-interest expense. Total non-interest expenses, excluding merger-related and other charges, mortgage servicing rights impairment/recapture and loss on early extinguishment of debt securities, decreased $14.2 million compared to the third quarter of 2005, primarily due to declines in salaries and benefits expense and amortization of mortgage servicing rights, and decreased $30.5 million on a linked-quarter comparison, due primarily to a decrease in salaries and employee benefits.

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

For purposes of evaluating mortgage servicing impairment, Regions must value its mortgage servicing rights. Mortgage servicing rights do not trade in an active market with readily observable market prices. Although sales of mortgage servicing rights do occur, the exact terms and conditions of sales may not be readily available. As a result, Regions stratifies its mortgage servicing portfolio on the basis of certain risk characteristics including loan type and contractual note rate and values its mortgage servicing rights using discounted cash flow modeling techniques, which require management to make estimates regarding future net servicing cash flows, taking into consideration actual and expected mortgage loan prepayment rates and discount rates. Changes in interest rates, prepayment speeds or other factors could result in impairment of the servicing asset and a charge against earnings to reduce the recorded carrying amount. Based on a hypothetical sensitivity analysis, Regions estimates that a reduction in the primary mortgage market rates would reduce the September 30, 2006, fair value of mortgage servicing rights by 5% in the case of a hypothetical 25 basis point reduction and 12% for a 50 basis point reduction.

Income Taxes

Management's determination of the realization of the deferred tax asset is based upon management's judgment of various future events and uncertainties, including the timing and amount of future income earned by certain subsidiaries and the implementation of various tax plans to maximize realization of the deferred tax asset. Management believes that the subsidiaries will generate sufficient operating earnings to realize the deferred tax benefits. Regions' 1998 to 2005 consolidated federal income tax returns are open for examination. From time to time Regions engages in business plans that may also have an effect on its tax liabilities. While Regions has obtained the opinion of advisors that the tax aspects of these plans should prevail, examination of Regions' income tax returns or changes in tax law may impact these plans and resulting provisions for income taxes. For example, as a result of normal examinations of Regions' income tax returns, Regions has received notices of proposed adjustments relating to taxes due for certain years. Regions believes that adequate provisions for income taxes have been recorded and intends to vigorously contest the proposed adjustments. To the extent, however, that final resolution of the proposed adjustments results in significantly different conclusions from Regions' current assessment of the proposed adjustments, Regions' effective tax rate in any given financial reporting period may be materially different from its current effective tax rate.

TOTAL ASSETS

Regions' total assets at September 30, 2006, were $87.0 billion, compared to $84.6 billion at September 30, 2005 and $84.8 billion at December 31, 2005. The increase in total assets resulted primarily from increases in loans and securities.

LOANS AND ALLOWANCE FOR LOAN LOSSES

LOAN PORTFOLIO

Regions' primary investment is loans. At September 30, 2006, loans represented 78% of Regions' earning assets.

The following table presents the distribution of Regions' loan portfolio.

Loan Portfolio (period end data)

(in thousands)	September 30, 2006	December 31, 2005	September 30, 2005

Commercial	$16,215,004	$14,979,811	$15,026,107
Residential mortgages	13,021,800	12,678,332	11,950,831
Other real estate loans	12,305,245	13,745,201	14,328,521
Construction	8,731,614	7,363,353	7,306,720
Branch installment	1,550,031	1,625,929	1,679,996
Indirect installment	1,324,017	1,353,929	1,415,764
Consumer lines of credit	5,358,806	5,786,770	5,764,722
Student loans	971,388	871,588	883,225

	$59,477,905	$58,404,913	$58,355,886

Total loans at September 30, 2006, increased approximately 2% from September 30, 2005 and year-end 2005 total loans. The strongest categories of growth in the loan portfolio have been in commercial and construction loans, partially offset by a decrease in other real estate loans and consumer lines of credit. The average yield on loans during the third quarter of 2006 was 7.59%, compared to 6.38% during the third quarter of 2005 and 7.35% during the second quarter of 2006. The increase in average yield corresponds with the rising interest rate environment during 2005 and 2006.

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

Regions determines its allowance for loan losses in accordance with Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan-an Amendment of FASB Statements No. 5 and 15" and Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies." In determining the amount of the allowance for loan losses, management uses information from its ongoing loan review process to stratify the loan portfolio into loan pools with common risk characteristics. The higher-risk-graded loans in the portfolio are assigned estimated amounts of loss based on several factors, including current and historical loss experience of each higher-risk category, regulatory guidelines for losses in each higher-risk category and management's judgment of economic conditions and the resulting impact on the higher-risk-graded loans. All loans deemed to be impaired, which include all non-accrual loans greater than $1 million, excluding loans to individuals, are evaluated individually. Impaired loans totaled approximately $41 million at September 30, 2006 and $45 million at June 30, 2006. The vast majority of Regions' impaired loans are dependent upon collateral for repayment. For these loans, impairment is measured by evaluating collateral value as compared to the current investment in the loan. For all other loans, Regions compares the amount of estimated discounted cash flows to the investment in the loan. In the event a particular loan's collateral value or discounted cash flows are not sufficient to support the collection of the investment in the loan, the loan is specifically considered in the determination of the allowance for loan losses or a charge is immediately taken against the allowance for loan losses. The percentage of the allowance for loan losses related to the higher-risk loans was approximately 27% at September 30, 2006, compared to approximately 29% at June 30, 2006. Higher-risk loans, which include impaired loans, consist of loans classified as OLEM (other loans especially mentioned) and below and loans in other loan categories that are significantly past due.

In addition to establishing allowance levels for specifically identified higher-risk-graded loans, management determines allowance levels for all other loans in the portfolio for which historical experience indicates that certain losses exist. These loans are categorized by loan type and assigned estimated amounts of loss based on several factors, including current and historical loss experience of each loan type and management's judgment of economic conditions and the resulting impact on each category of loans. The percentage of the allowance for loan losses related to all other loans in the portfolio for which historical experience indicates that certain losses exist was approximately 73% of Regions' allowance for loan losses at September 30, 2006 and 71% at June 30, 2006. The amount of the allowance related to these loans is combined with the amount of the allowance related to the higher-risk-graded loans to evaluate the overall level of the allowance for loan losses.

During the third quarter of 2005, Hurricane Katrina struck the Gulf Coast (mainly impacting Louisiana, Mississippi, and Alabama) as a Category 3 hurricane, causing significant flood and wind damage and loss of life, property, power, and income. At September 30, 2006, Regions had loans of approximately $918.7 million ($401 million in commercial real estate loans, $213 million in commercial and industrial loans, $137 million in consumer loans, and $167 million in mortgage loans) in the most significantly impacted areas. Approximately 51% of the consumer loans are home equity lines of credit. As part of its ongoing evaluation process at September 30, 2006, Regions has identified approximately $56 million in allowance for loan losses related to this portion of its loan portfolio. The Company recognized net charge-offs of approximately $1.4 million during the third quarter of 2006 ($205,000 for commercial loans, $804,000 for mortgage loans and $372,000 for consumer/retail loans) for loans in Hurricane Katrina-affected areas.

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

Activity in the allowance for loans losses is summarized as follows:

	Nine Months Ended
(dollar amounts in thousands)	September 30,	September 30,
	2006	2005

Balance at beginning of period	$783,536	$754,721
Loans charged-off:
Commercial	84,167	85,094
Real estate	29,019	33,748
Installment	25,628	36,092

Total	138,814	154,934
Recoveries:
Commercial	32,067	33,000
Real estate	5,574	6,068
Installment	17,381	20,088

Total	55,022	59,156
Net loans charged off:
Commercial	52,100	52,094
Real estate	23,445	27,680
Installment	8,247	16,004

Total	83,792	95,778
Allowance allocated to loans sold	3,779	-0-
Provision charged to expense	82,500	125,000

Balance at end of period	$778,465	$783,943

Average loans outstanding:
Commercial	$15,305,034	$15,061,473
Real estate	34,416,682	33,815,101
Installment	8,879,274	9,110,467

Total	$58,600,990	$57,987,041

Net charge-offs as percent of average
loans outstanding (annualized):
Commercial	.46%	.46%
Real estate	.09%	.11%
Installment	.12%	.23%
Total	.19%	.22%

Net loan losses as a percentage of average loans (annualized) were 0.16% in the third quarter of 2006, compared to 0.25% in the third quarter 2005 and 0.21% in the second quarter of 2006. At September 30, 2006, the allowance for loan losses was 1.31% of loans, compared to 1.34% at September 30, 2005 and 1.34% at December 31, 2005. The allowance for loan losses as a percentage of non-performing loans was 315% at September 30, 2006, compared to 205% at September 30, 2005, and 229% at December 31, 2005.

NON-PERFORMING ASSETS

Non-performing assets are summarized as follows:
(dollar amounts in thousands)	September 30,	June 30,	December 31,	September 30,
	2006	2006	2005	2005

Non-performing loans:
Non-accruing loans	$246,728	$264,284	$341,177	$382,858
Renegotiated loans	103	107	241	244

Total non-performing loans	$246,831	$264,391	$341,418	$383,102
Other real estate	65,190	55,495	65,459	57,418

Total non-performing assets	$312,021	$319,886	$406,877	$440,520

Non-performing assets as a
percentage of loans and
other real estate	0.52%	0.54%	0.70%	0.75%

Loans past due 90 days or more	$78,785	$78,096	$87,523	$74,246

Non-accruing loans at September 30, 2006 decreased $136.1 million from September 30, 2005 levels, due primarily to the disposition of a single large commercial credit during the fourth quarter of 2005 and the sale of non-performing residential mortgage loans in the second quarter of 2006, and decreased $94.4 million from year-end 2005 levels, due primarily to the above-noted sale of non-performing residential mortgage loans during the second quarter of 2006. At September 30, 2006, real estate loans comprised $152.1 million ($110.8 million in residential) of total non-accruing loans, with commercial loans accounting for $64.7 million and consumer loans accounting for the remaining $29.9 million. Loans past due 90 days or more increased $4.5 million compared to September 30, 2005, due primarily to increased delinquencies in the consumer loan portfolio and decreased $8.7 million from year-end 2005 levels, due primarily to the sale of past due residential mortgage loans in the second quarter of 2006. Renegotiated loans decreased $141,000 compared to September 30, 2005 and $138,000 from year-end 2005 levels. Other real estate increased $7.8 million from September 30, 2005 due primarily to additional loans moving through the foreclosure process.

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

INTEREST-BEARING DEPOSITS IN OTHER BANKS

Interest-bearing deposits in other banks are used primarily as temporary investments and generally have short-term maturities. At September 30, 2006, this category of earning asset totaled $39.0 million compared to $89.3 million at September 30, 2005 and $92.1 million at December 31, 2005.

SECURITIES

The following table shows the carrying values of securities as follows:
(in thousands)	September 30,	December 31,	September 30,
	2006	2005	2005

Securities held to maturity:
U.S. Treasury securities	$ 21,960	$ 23,711	$ 23,414
Federal agency securities	8,073	7,753	8,014

Total	$ 30,033	$ 31,464	$ 31,428

Securities available for sale:
U.S. Treasury securities	$ 228,088	$ 238,726	$ 242,288
Federal agency securities	3,767,052	3,145,983	3,104,605
Obligations of states and political subdivisions	398,937	447,195	482,440
Mortgage-backed securities	7,305,529	7,427,886	7,392,669
Other securities	411,190	108,163	121,126
Equity securities	314,759	579,857	570,521

Total	$12,425,555	$11,947,810	$11,913,649

Total securities at September 30, 2006, increased approximately 4% from September 30, 2005 and from year-end 2005 levels, due primarily to the purchase of agency securities for balance sheet management purposes. Securities available for sale are an important tool used to manage interest rate sensitivity and provide a primary source of liquidity for the Company (see INTEREST RATE SENSITIVITY, Exposure to Interest Rate Movements and LIQUIDITY).

TRADING ACCOUNT ASSETS

Trading account assets increased $623.8 million compared to September 30, 2005 and $446.3 million compared to year-end 2005, due primarily to increases in government and other securities, partially offset by a decrease in agency securities. Trading account assets are held for the purpose of selling at a profit and are carried at market value.

LOANS HELD FOR SALE

Loans held for sale decreased $229.3 million compared to September 30, 2005, due primarily to reduced residential conforming mortgage loan production in the third quarter of 2006. Since year-end, loans held for sale increased $293.0 million primarily due to increased residential mortgage loan production at Equifirst.

MARGIN RECEIVABLES

Margin receivables at September 30, 2006, totaled $581.6 million, compared to $513.3 million at September 30, 2005, and $527.3 million at December 31, 2005. Margin receivables represent funds advanced to brokerage customers for the purchase of securities that are secured by certain marketable securities held in the customer's brokerage account. The risk of loss from these receivables is minimized by requiring that customers maintain marketable securities in the brokerage account which have a fair market value substantially in excess of the funds advanced to the customer. Fluctuations in these balances are caused by trends in general market conditions, volatility in equity retail products, and investor sentiment toward economic stability.

PREMISES AND EQUIPMENT

Premises and equipment at September 30, 2006, decreased by $12.3 million compared to the same quarter in 2005 and decreased $24.7 million from December 31, 2005. These fluctuations resulted from additions of premises and equipment related to new branches, offset by ongoing depreciation and amortization, and sales of properties in 2006.

EXCESS PURCHASE PRICE

Excess purchase price at September 30, 2006, totaled $5.0 billion compared to $5.0 billion at September 30, 2005 and $5.0 billion at December 31, 2005. A significant portion of this balance consists of excess purchase price added in connection with the 2004 acquisition of Union Planters Corporation ("Union Planters").

MORTGAGE SERVICING RIGHTS

Mortgage servicing rights at September 30, 2006, increased $10.6 million compared to September 30, 2005, primarily due to capitalization of servicing rights and net recapture of previous impairment, partially offset by amortization of previously capitalized servicing rights. Net recapture of previously recorded impairment over the last year has resulted from the rising mortgage rate environment and related declines in prepayment speed assumptions. During the third quarter of 2006, Regions recorded impairment of mortgage servicing rights of $8.0 million due to declining interest rates and corresponding increases in prepayment speed assumptions. At September 30, 2006, mortgage servicing rights totaled $407.7 million.

OTHER IDENTIFIABLE INTANGIBLE ASSETS

Other identifiable intangible assets at September 30, 2006, totaled $287.4 million compared to $325.9 million at September 30, 2005 and $314.4 million at year-end 2005. The decreases from the third quarter of 2005 and fourth quarter 2005 are related to amortization of other identifiable intangible assets.

OTHER ASSETS

Other assets increased $73.4 million compared to September 30, 2005, and $129.5 million since year-end 2005. The increase from third quarter 2005 was primarily the result of increases in deferred tax assets, customer derivatives and overdrafts, partially offset by decreases in prepaid expenses and trading receivables due from customers. The increase from fourth quarter 2005 was primarily related to increases in accounts receivables as well as overdrafts and customer derivatives due to increased business activities.

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

The loan to deposit ratio at September 30, 2006, was 95.67%, compared to 98.13% at September 30, 2005 and 96.73% at December 31, 2005.

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

Total deposits at September 30, 2006, increased approximately 5% compared to September 30, 2005, and approximately 3% compared to year-end 2005 levels. The increase in deposits was due primarily to increases in certificates of deposits and money market accounts, partially offset by a decrease in interest bearing checking accounts and interest-free deposits. The increase in certificates of deposit has resulted from customer preferences for longer-term, higher-rate deposit products in a rising interest rate environment. During the third quarter of 2006, Regions featured a money market account sales campaign that generated approximately $1.5 billion of deposits. Increases in community banking deposits during the last year have been partially offset by declines in wholesale deposits, due to decreased reliance on this funding source.

The following table presents the average rates paid on deposits by category for the nine months ended September 30, 2006 and 2005 (annualized):
	Average Rates Paid

	September 30,	September 30,
	2006	2005

Interest-bearing transaction accounts	2.12%	1.80%
Savings accounts	0.40	0.24
Money market savings accounts	2.30	1.15
Certificates of deposit of $100,000 or more	4.33	3.02
Other interest-bearing deposits	3.94	2.88
Total interest-bearing deposits	3.01%	1.99%

The following table presents the average amounts of deposits outstanding by category for the nine months ended September 30, 2006 and 2005:
	Average Amounts Outstanding

	Nine months ended September 30,
(in thousands)	2006	2005

Non-interest-bearing demand deposits	$12,762,560	$ 11,916,065

Interest-bearing transaction accounts	2,114,741	2,989,863
Savings accounts	3,081,155	2,909,527
Money market savings accounts	19,926,572	18,881,938
Certificates of deposit of $100,000 or more	7,780,404	8,108,808
Other interest-bearing deposits	15,133,773	14,858,823

Total interest-bearing deposits	48,036,645	47,748,959

Total deposits	$60,799,205	$59,665,024

BORROWINGS

Following is a summary of short-term borrowings:
(in thousands)	September 30,	December 31,	September 30,
	2006	2005	2005

Federal funds purchased	$ 1,512,420	$1,195,790	$1,921,552
Securities sold under agreements to repurchase	3,431,148	2,732,395	2,757,800
Notes payable to unaffiliated banks	115,400	129,700	109,700
Federal Home Loan Bank borrowing	350,000	-0-	-0-
Due to brokerage customers	464,143	547,666	487,675
Other short-term borrowings	438,937	360,728	357,087

Total	$6,312,048	$4,966,279	$5,633,814

Net federal funds purchased and security repurchase agreements totaled $4.0 billion at September 30, 2006, compared to $4.1 billion at September 30, 2005, and $3.2 billion at year-end 2005. The level of federal funds and security repurchase agreements can fluctuate significantly on a day-to-day basis, depending on funding needs and which sources of funds are used to satisfy those needs. During the first nine months of 2006, net funds purchased averaged $3.5 billion compared to $4.0 billion for the same period in 2005. Other short-term borrowings increased $81.9 million since September 30, 2005, due primarily to increases in short sale liabilities, partially offset by decreases in broker margin calls (included in "Other short-term borrowings" in the preceding table above).

Long-term borrowings are summarized as follows:
(in thousands)	September 30,	December 31,	September 30,
	2006	2005	2005

6.375% subordinated notes due 2012	$ 600,000	$ 600,000	$ 600,000
7.00% subordinated notes due 2011	500,000	500,000	500,000
7.75% subordinated notes due 2024	100,000	100,000	100,000
6.75% subordinated notes due 2005	-0-	-0-	100,323
6.50% subordinated notes due 2018	312,909	313,779	315,303
7.75% subordinated notes due 2011	548,830	557,156	559,922
4.50% senior notes due 2008	350,000	350,000	350,000
Floating rate senior notes due 2008	400,000	400,000	400,000
Senior holding company notes due 2010	488,709	486,668	485,990
Senior bank notes	1,004,947	1,010,182	1,010,076
Federal Home Loan Bank structured notes	285,000	1,035,000	1,035,000
Federal Home Loan Bank advances	422,288	837,300	941,923
8.00% junior subordinated notes	3,093	300,640	299,485
8.20% junior subordinated notes	222,881	223,503	223,710
Mark-to-market on hedged long-term debt	(2,746)	10,121	33,883
Other long-term debt	254,493	247,331	251,400

Total	$5,490,404	$6,971,680	$7,207,015

Long-term borrowings have decreased $1.7 billion since September 30, 2005, due primarily to prepayments and maturities on FHLB notes and advances and early extinguishment of junior subordinated notes resulting from the call of trust preferred securities. The decrease of $1.5 billion since year-end 2005 was due primarily to the call of trust preferred securities during the first quarter of 2006 and the resulting early extinguishment of approximately $300 million in junior subordinated notes, as well as the decrease in Federal Home Loan Bank borrowings.

OTHER LIABILITIES

Other liabilities increased $318.8 million compared to September 30, 2005, due primarily to increases in accrued interest, accrued income taxes and customer derivatives. Compared to December 31, 2005, other liabilities increased $104.5 million primarily related to increases in trading security obligations to customers and customer derivatives due to increased business activities.

STOCKHOLDERS' EQUITY

Stockholders' equity was $11.0 billion at September 30, 2006, compared to $10.6 billion at September 30, 2005 and $10.6 billion at December 31, 2005. Accumulated other comprehensive loss totaled $87.7 million at September 30, 2006, compared to $63.5 million at September 30, 2005 and of $92.3 million at year-end 2005. Fluctuations in accumulated other comprehensive income/loss primarily relate to changes in the carrying value of available for sale securities.

Regions' ratio of equity to total assets was 12.70% at September 30, 2006, compared to 12.58% at September 30, 2005 and 12.52% at December 31, 2005. Regions' ratio of tangible equity to tangible assets was 7.08% at September 30, 2006, compared to 6.68% at September 30, 2005 and 6.64% at December 31, 2005.

At September 30, 2006, Regions had 18.9 million common shares available for repurchase through open market transactions under existing share repurchase authorizations. During the third quarter of 2006, the Company repurchased 1.4 million common shares at a cost of $51.1 million. For the nine months ended September 30, 2006, Regions has repurchased 8.7 million common shares at a cost of $302.8 million.

The Board of Directors declared a $.35 cash dividend for the third quarter of 2006, compared to a $.34 cash dividend declared for the third quarter of 2005 and $.35 for second quarter 2006.

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

The following chart summarizes the applicable bank regulatory capital requirements. Regions' capital ratios at September 30, 2006 and 2005, substantially exceeded all regulatory requirements.
		Well
	Minimum	Capitalized	Regions at	Regions at
	Regulatory	Regulatory	September 30,	September 30,
	Requirement	Requirement	2006	2005

Tier 1 capital to risk-adjusted assets	4.00%	6.00%	8.92%	8.69%
Total risk-based capital to risk-adjusted assets	8.00	10.00	12.57	12.90
Tier 1 leverage ratio	3.00	5.00	7.68	7.36

OPERATING RESULTS

For the first nine months of 2006, net income totaled $991.6 million ($2.16 per diluted share), compared to $746.5 million ($1.60 per diluted share) for the same period in 2005. For the third quarter of 2006, net income totaled $351.7 million ($0.77 per diluted share), compared to $256.6 million ($0.55 per diluted share) for the third quarter of 2005 and $345.3 million ($0.75 per diluted share) in the second quarter of 2006.

Annualized return on average stockholders' equity for the nine months ended September 30, 2006 was 12.34%, compared to 9.31% for the same period in 2005. Annualized return on average assets for the nine months ended September 30, 2006 was 1.54%, compared to 1.17% for the same period in 2005.

Annualized return on average tangible stockholders' equity was 24.35% for the nine months ended September 30, 2006, compared to 18.63% for the same period in 2005.

NET INTEREST INCOME

The following table presents a summary of net interest income for the quarters ended September 30, 2006, June 30, 2006, and September 30, 2005.
(dollar amounts in thousands)	September 30,	June 30,	September 30,
	2006	2006	2005

Interest income	$1,339,621	$1,264,986	$1,113,855
Interest expense	561,922	502,451	396,432

Net interest income	777,699	762,535	717,423

Tax equivalent adjustment	28,561	28,733	22,393

Net interest income (taxable equivalent)	$ 806,260	$ 791,268	$ 739,816

Net interest margin (taxable equivalent)	4.21%	4.24%	3.93%

For the third quarter of 2006, net interest income (taxable equivalent basis) increased $66.4 million, or 9%, compared to the third quarter of 2005, due to improved spreads and growth in earning assets. The net yield on interest earning assets (taxable equivalent basis) was 4.21% in the third quarter of 2006, compared to 3.93% during the third quarter of 2005. The increase in the net interest margin was due primarily to favorable balance sheet positioning in a rising interest rate environment over the last year; Regions, being in an asset sensitive balance sheet position, benefited from rising interest rates, as increases in asset yields outpaced increases in interest-bearing liability costs. The yield on interest earning assets increased 111 basis points and the rate on interest bearing liabilities increased 107 basis points, compared to the third quarter of 2005. A favorable shift in the mix of earning assets and interest bearing liabilities benefited the interest margin over the last year.

From a linked-quarter perspective, net interest income (taxable equivalent basis) increased $15.0 million, due primarily to modest earning asset growth, partially offset by reduced spreads. The net yield on interest earning assets (taxable equivalent basis) was 4.21% in the third quarter of 2006, compared to 4.24% in the second quarter of 2006. The yield on interest-earning assets increased 21 basis points, while the rate on interest-bearing liabilities increased 29 basis points.

Analysis of Changes in Net Interest Income
	Nine Months Ended September 30,

(in thousands)	2006 over 2005

	Volume	Yield/Rate	Total

Increase (decrease) in:
Interest income on:
Loans	$ 27,729	$526,580	$554,309
Federal funds sold	9,204	13,716	22,920
Taxable securities	(10,972)	44,124	33,152
Non-taxable securities	(4,763)	7,541	2,778
Other earning assets	5,551	20,414	25,965

Total	26,749	612,375	639,124
Interest expense on:
Savings deposits	329	3,646	3,975
Other interest-bearing deposits	1,833	365,263	367,096
Borrowed funds	(31,482)	111,279	79,797

Total	(29,320)	480,188	450,868

Increase in net interest income	$ 56,069	$132,187	$188,256

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

Exposure to Interest Rate Movements. Based on the foregoing discussion, management has estimated the potential effect of shifts in interest rates on net interest income. As of September 30, 2006, Regions maintains an asset sensitive position to gradual rate shifts of plus or minus 100 and 200 basis points. The following table demonstrates the expected effect that a gradual (over six months beginning at September 30, 2006 and 2005) parallel interest rate shift would have on Regions' annual net interest income. Results of the same analysis for the comparable period for 2005 are presented for comparison purposes.
	September 30, 2006		September 30, 2005

Gradual	$ Change in	% Change in	$ Change in	% Change in
Change in	Net Interest	Net Interest	Net Interest	Net Interest
Interest Rates	Income	Income	Income	Income

(in basis points)	(dollar amounts in thousands)
+200	$ 96,000	3.2%	$ 152,000	5.4%
+100	48,000	1.6	80,000	2.9
-100	(26,000)	(1.0)	(88,000)	(3.2)
-200	(53,000)	(1.8)	(211,000)	(7.5)

As of September 30, 2006, Regions maintains an asset sensitive position to instantaneous rate shifts of plus or minus 100 and 200 basis points. The following table demonstrates the expected effect that an instantaneous parallel rate shift would have on Regions' annual net interest income. Results of the same analysis for the comparable period of 2005 are presented for comparison purposes.
	September 30, 2006		September 30, 2005

Instantaneous	$ Change in	% Change in	$ Change in	% Change in
Change in	Net Interest	Net Interest	Net Interest	Net Interest
Interest Rates	Income	Income	Income	Income

(in basis points)	(dollar amounts in thousands)
+200	$ 106,000	3.6%	$ 142,000	5.1%
+100	56,000	1.9	80,000	2.9
-100	(28,000)	(1.0)	(75,000)	(2.7)
-200	(73,000)	(2.4)	(229,000)	(8.2)

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

Regions has made use of interest rate swaps and interest rate options to modify the interest rate characteristics of designated assets and liabilities. Regions also uses derivatives to manage interest rate and pricing risk associated with its mortgage origination business. Futures contracts and forward sales commitments are used to protect the value of the loan pipeline and loans held for sale from adverse changes in interest rates. In the period of time that elapses between the origination and sale of mortgage loans, changes in interest rates have the potential to cause a decline in the value of the loans in this held for sale portfolio. Futures and forward sale commitment positions are used to protect the Company from the risk of such adverse changes. The change in value of the hedging contracts is expected to be highly effective in offsetting the change in value of specific assets and liabilities over the life of the hedge relationship.

Regions also uses derivatives to meet the needs of its customers. Interest rate swaps, interest rate options, futures and forward commitments and foreign exchange forwards are the most common derivatives sold to customers. Positions with similar characteristics are used to offset the market risk and minimize income statement volatility associated with this portfolio. Instruments used to service customers are entered into the trading account, with changes in value recorded in the income statement.

The objective of Regions' hedging strategies is to mitigate the impact of interest rate changes, from an economic and accounting perspective, on net interest income and the net present value of Regions' balance sheet items. The overall effectiveness of these hedging strategies is subject to market conditions, the quality of Regions' execution, the accuracy of its asset valuation assumptions, counterparty credit risk and changes in interest rates. As a result, Regions' hedging strategies may be ineffective in mitigating the impact of interest rate changes on its earnings.

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

Morgan Keegan will occasionally economically hedge a portion of its long proprietary inventory position through the use of short positions in financial future contracts, which are included in securities sold, not yet purchased at market value. At September 30, 2006, Morgan Keegan had $30 million in outstanding futures contracts. The contract amounts do not necessarily represent future cash requirements.

In the normal course of business, Morgan Keegan enters into underwriting and forward and future commitments. At September 30, 2006, the contract amounts of futures contracts were $58 million to purchase and $71 million to sell U.S. Government and municipal securities. Morgan Keegan typically settles its position by entering into equal but opposite contracts and, as such, the contract amounts do not necessarily represent future cash requirements. Settlement of the transactions relating to such commitments is not expected to have a material effect on Regions' consolidated financial position. Transactions involving future settlement give rise to market risk, which represents the potential loss that can be caused by a change in the market value of a particular financial instrument. Regions' exposure to market risk is determined by a number of factors, including the size, composition and diversification of positions held, the absolute and relative levels of interest rates, and market volatility.

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

The end-of-period VAR was approximately $819,000 as of September 30, 2006, and approximately $400,000 as of June 30, 2006. Maximum daily VAR utilization during the third quarter of 2006 was $908,000, compared to $814,000 during the second quarter of 2006, and average daily VAR was $579,000 during the third quarter of 2006, compared to $555,000 during the second quarter of 2006.

PROVISION FOR LOAN LOSSES

The provision for loan losses is used to establish the allowance for loan losses. Actual loan losses, net of recoveries, are charged directly to the allowance. The expense recorded each period is a reflection of management's judgment as to the adequacy of the allowance. The provision for loan losses was $82.5 million, or 0.19% (annualized), of average loans in the first nine months of 2006 compared to $125.0 million, or 0.29% (annualized), of average loans in the first nine months of 2005. The provision for loan losses was $25.0 million, or 0.17% (annualized), of average loans in the third quarter of 2006, compared to $62.5 million or 0.43% (annualized) of average loans in the third quarter of 2005 and $30.0 million, or 0.21% (annualized), in the second quarter of 2006.

The provision for loan losses recorded in the third quarter of 2006 was based on management's assessment of inherent losses associated with the loan portfolio and management's evaluation of current economic factors, including the impact of Hurricane Katrina (see "ALLOWANCE FOR LOAN LOSSES"). The increased provision for loan losses in the third quarter of 2005 was primarily related to the estimated impact of Hurricane Katrina on Regions' loan portfolio.

NON-INTEREST INCOME

The following table presents a summary of non-interest income for the quarters ended September 30, 2006, June 30, 2006, and September 30, 2005.
	September 30,	June 30,	September 30,
(in thousands)	2006	2006	2005

Brokerage and investment banking	$144,093	$158,865	$131,738
Trust department income	36,366	35,730	33,673
Service charges on deposit accounts	150,078	147,272	132,924
Mortgage servicing and origination fees	33,296	34,270	35,284
Securities gains (losses), net	8,104	28	(20,717)
Insurance premiums and commissions	21,330	21,267	19,827
Gain on sale of mortgage loans	6,155	24,255	60,620
Derivative income	9,595	9,122	7,388
SOI and Capital Factors	-0-	-0-	4,002
Other	56,932	59,902	45,573

Total non-interest income	$465,949	$490,711	$450,312

Total non-interest income (excluding securities transactions) increased $26.7 million, or 2% in the first nine months of 2006 compared to the same period of 2005, due primarily to increases in brokerage and investment banking revenues, service charges on deposit accounts and trust fees, and decreased $32.8 million, or 7%, compared to the second quarter of 2006, due primarily to decreases in brokerage and investment banking revenues and gains on the sale of mortgage loans.

BROKERAGE AND INVESTMENT BANKING

Brokerage and investment banking income increased $12.4 million compared to the third quarter of 2005, due primarily to increased private client revenues and investment advisory fees, and decreased $14.8 million linked-quarter, due primarily to linked-quarter seasonality and less investment banking activity.

The following table shows the breakout of revenue by division contributed by Morgan Keegan for the three months ended September 30, 2006 and June 30, 2006, and the nine months ended September 30, 2006 and 2005.

Morgan Keegan
Breakout of Revenue by Division

(dollar amounts in thousands)	Private Client	Fixed-income Capital Markets	Equity Capital Markets	Regions MK Trust	Investment Advisory	Interest & Other

Three months ended September 30, 2006:
$ amount of revenue	$ 67,271	$43,292	$18,094	$29,967	$37,003	$34,889
% of gross revenue	29.2%	18.8%	7.8%	13.0%	16.1%	15.1%

Three months ended June 30, 2006:
$ amount of revenue	$ 69,975	$50,484	$24,366	$29,016	$36,076	$28,811
% of gross revenue	29.3%	21.1%	10.2%	12.2%	15.1%	12.1%

Nine months ended September 30, 2006:
$ amount of revenue	$215,329	$136,509	$70,460	$87,029	$105,380	$106,485
% of gross revenue	29.9%	18.9%	9.8%	12.0%	14.6%	14.8%

Nine months ended September 30, 2005:
$ amount of revenue	$184,707	$118,211	$65,518	$78,538	$89,915	$62,337
% of gross revenue	30.8%	19.7%	10.9%	13.1%	15.0%	10.4%

The following table shows the components of revenue contributed by Morgan Keegan for the three months ended September 30, 2006, June 30, 2006, and September 30, 2005.

Morgan Keegan Summary Income Statement

(dollar amounts in thousands)	Three Months Ended Sept. 30, 2006	Three Months Ended June 30, 2006	Three Months Ended Sept. 30, 2005	% Change from June 30, 2006	% Change from Sept. 30, 2005

Revenues:
Commissions	$56,194	$56,960	$50,197	(1.3)%	11.9%
Principal transactions	38,381	32,996	33,696	16.3	13.9
Investment banking	25,767	41,623	26,919	(38.1)	(4.3)
Interest	36,721	32,511	22,900	12.9	60.4
Trust fees and services	29,966	29,014	27,475	3.3	9.1
Investment advisory	35,425	36,151	30,006	(2.0)	18.1
Other	8,063	9,473	8,191	(14.9)	(1.6)

Total revenues	230,517	238,728	199,384	(3.4)	15.6

Expenses:
Interest expense	21,966	21,999	16,105	(0.2)	36.4
Non-interest expense	160,679	165,568	145,276	(3.0)	10.6

Total expenses	182,645	187,567	161,381	(2.6)	13.2

Income before income taxes	47,872	51,161	38,003	(6.4)	26.0

Income taxes	17,251	18,442	13,945	(6.5)	23.7

Net income	$30,621	$32,719	$24,058	(6.4)%	27.3%

TRUST INCOME

Trust department income for the first nine months of 2006 increased $9.7 million, or 10%, and increased $2.7 million, or 8%, for the third quarter of 2006, compared to the same periods of 2005, primarily due to an increase in managed assets, mutual fund revenues and other trust fees. Linked-quarter, trust income increased $636,000 primarily due to an increase in managed assets.

SERVICE CHARGES ON DEPOSIT ACCOUNTS

Service charges on deposit accounts increased $37.5 million, or 10%, in the first nine months of 2006 and increased $17.2 million or 13% in the third quarter of 2006, compared to the same periods in 2005, due primarily to revised fee schedules. On a linked-quarter comparison, service charges on deposit accounts increased $2.8 million, or 2%, attributable primarily to increased NSF fees.

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

For the first nine months of 2006, mortgage servicing and origination fees decreased $11.4 million, or 10%, and decreased $2.0 million, or 6%, in the third quarter of 2006, compared to the same periods of 2005, due to a decline in servicing volume and a reduction in mortgage loan origination volumes resulting from a rising mortgage rate environment. Linked-quarter, mortgage servicing and origination fees decreased $974,000, or 3%, due primarily to decreased production volumes and a slightly lower servicing portfolio. Single-family mortgage production was $4.0 billion in the third quarter of 2006, compared to $4.2 billion in the third quarter of 2005 and $4.4 billion in the second quarter of 2006. The mortgage operation's servicing portfolio totaled $36.0 billion at September 30, 2006, compared to $37.8 billion at September 30, 2005 and $36.4 billion at June 30, 2006.

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
	Nine Months Ended
(dollar amounts in thousands)	September 30,	September 30,
	2006	2005

Balance at beginning of year	$441,508	$458,053
Additions	36,757	57,247
Sales	(1,247)	(4,007)
Permanent impairment	(3,719)	-0-
Amortization	(51,158)	(66,617)

	422,141	444,676
Valuation allowance	(14,401)	(47,500)

Balance at end of period	$407,740	$397,176

The changes in the valuation allowance for mortgage servicing assets for the nine months ended September 30, 2006 and 2005 were as follows:
	Nine Months Ended
(in thousands)	September 30,	September 30,
	2006	2005

Balance at beginning of the year	$29,500	$61,500
Permanent impairment	(3,719)	-0-
Release of impairment - sale of MSRs	(380)	-0-
(Recapture of) provisions for impairment valuation	(11,000)	(14,000)

Balance at end of the period	$14,401	$47,500

SECURITIES GAINS/LOSSES

Securities gains for the first nine months of 2006 totaled $8.1 million, compared to losses of $1.3 million for the same period of 2005. Gains during the third quarter of 2006 totaled $8.1 million, compared to losses of $20.7 million in the third quarter of 2005. Securities gains/losses primarily relate to the sale of agency and mortgage-related securities in conjunction with balance sheet management activities.

OTHER INCOME

The components of other income consist mainly of fees and commissions, insurance premiums, customer derivative fees and gains related to the sale of mortgage loans. Other non-interest income decreased $70.5 million for the first nine months of 2006 and $43.4 million for the third quarter, respectively, in comparison with similar periods in 2005, due primarily to lower gains on the sale of mortgage loans attributable to reduced market premiums and increased early payment defaults on non-conforming mortgages. Other non-interest income decreased $20.5 million linked-quarter, as a result of lower gains on the sale of mortgage loans attributable to reduced market premiums and increased early payment defaults on non-conforming mortgages.

NON-INTEREST EXPENSE

The following table presents a summary of non-interest expense for the quarters ended September 30, 2006, June 30, 2006, and September 30, 2005.
(in thousands)	September 30,	June 30,	September 30,
	2006	2006	2005

Salaries and employee benefits	$413,719	$441,475	$437,951
Net occupancy expense	54,012	53,772	56,596
Furniture and equipment expense	33,838	33,942	34,104
(Recapture) impairment of MSRs	8,000	(10,000)	(32,000)
(Gain) loss on early extinguishment of debt	(547)	(1,089)	10,878
Other	205,571	208,413	233,594

Total non-interest expense	$714,593	$726,513	$741,123

Total non-interest expense decreased $95.7 million, or 4%, in the first nine months of 2006 and $26.5 million, or 4%, in the third quarter of 2006, compared to similar periods in 2005, due primarily to the realization of merger-related cost savings, continuing efficiency initiatives, and the absence of merger-related and other charges during 2006. From a linked-quarter perspective, non-interest expenses decreased by $11.9 million, due primarily to continuing efficiency initiatives and reductions in salary and benefits expense.

Regions incurred merger-related expenses throughout 2005 in connection with the integration of Regions and Union Planters. The following tables reflect the impact of merger-related and other charges affecting the components of non-interest expense for the quarters ended September 30, 2006, June 30, 2006, and September 30, 2005. As is noted below, there were no merger-related and other charges in the first three quarters of 2006; however, tables for these periods are provided for comparability with 2005 information presented. Included in merger-related and other charges is the recapture and impairment of mortgage servicing rights, gain/loss on early extinguishment of debt, storm-related costs and merger and other charges. The following tables show the impact on the major non-interest expense components by applying non-GAAP adjustments to the non-interest expense categories as reported in accordance with GAAP, more specifically, by excluding merger-related and other expenses, as defined above. Management believes that consideration of the below non-GAAP financial measures in conjunction with their GAAP counterparts assist the reader in making period to period comparisons and in evaluating trends in non-interest expense. For further discussion of non-interest expense, refer to the discussion of each component following the tables presented.

Three months ended September 30, 2006		Less non-GAAP
		Adjustments for
		Merger-Related
	As Reported	and	As Adjusted
(in thousands)	(GAAP)	Other Charges	(Non-GAAP)

Salaries and employee benefits	$ 413,719	$ -0-	$ 413,719
Net occupancy expense	54,012	-0-	54,012
Furniture and equipment expense	33,838	-0-	33,838
Impairment of MSRs	8,000	8,000	-0-
Gain on early extinguishment of debt	(547)	(547)	-0-
Other	205,571	-0-	205,571

Total	$ 714,593	$7,453	$ 707,140

Three months ended June 30, 2006		Less non-GAAP
		Adjustments for
		Merger-Related
	As Reported	and	As Adjusted
(in thousands)	(GAAP)	Other Charges	(Non-GAAP)

Salaries and employee benefits	$ 441,475	$ -0-	$ 441,475
Net occupancy expense	53,772	-0-	53,772
Furniture and equipment expense	33,942	-0-	33,942
Recapture of MSRs	(10,000)	(10,000)	-0-
Gain on early extinguishment of debt	(1,089)	(1,089)	-0-
Other	208,413	-0-	208,413

Total	$ 726,513	$(11,089)	$ 737,602

Three months ended September 30, 2005		Less non-GAAP
		Adjustments for
		Merger-Related
	As Reported	and	As Adjusted
(in thousands)	(GAAP)	Other Charges	(Non-GAAP)

Salaries and employee benefits	$ 437,951	$ 19,306	$ 418,645
Net occupancy expense	56,596	3,022	53,574
Furniture and equipment expense	34,104	77	34,027
Recapture of MSRs	(32,000)	(32,000)	-0-
Loss on early extinguishment of debt	10,878	10,878	-0-
Other	233,594	18,470	215,124

Total	$741,123	$ 19,753	$ 721,370

SALARIES AND EMPLOYEE BENEFITS

Salaries and employee benefits increased only $150,000 in the first nine months of 2006 and decreased $24.2 million, or 6%, in the third quarter of 2006, as compared to the same periods in 2005, primarily due to reduced headcounts, lower group insurance expense, realization of merger-related cost savings, continuing efficiency initiatives and the absence of merger-related and other expenses during 2006. From a linked-quarter perspective, salaries and employee benefits decreased $27.8 million, primarily resulting from a reduction in headcount, a decline in group insurance costs and reduced commission expense related to lower fee based revenue production. As of September 30, 2006, Regions had 24,277 full-time equivalent employees.

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

Net occupancy expense increased only $157,000 in the first nine months of 2006 over the first nine months of 2005. Net occupancy expense in the third quarter of 2006 decreased $2.6 million compared to third quarter of 2005 and increased $240,000 linked-quarter, due primarily to the realization of merger-cost savings, continuing efficiency initiatives, insurance proceeds from storm related expenses, partially offset by additional expense of new branch offices.

FURNITURE AND EQUIPMENT EXPENSE

Furniture and equipment expense during the first nine months of 2006 increased $3.3 million, or 3% compared to the same period in 2005, due primarily to increased depreciation expense related to new equipment. Furniture and equipment expense for the third quarter of 2006 decreased $266,000 compared to the same period last year, and decreased $104,000 from a linked-quarter perspective.

IMPAIRMENT (RECAPTURE) OF MORTGAGE SERVICING RIGHTS

During the third quarter of 2006, Regions recorded impairment of mortgage servicing rights of $8.0 million due to declining interest rates and corresponding increases in prepayment speed assumptions of serviced mortgages. In the third quarter of 2005, Regions recorded recapture of mortgage servicing rights of $32.0 million due to increasing interest rates and corresponding decreases in prepayment speed assumptions of serviced mortgages. In the second quarter of 2006, Regions recorded recapture of mortgage servicing rights of $10.0 million. On a year-to-date comparison, Regions has recorded a net recapture of $11.0 million in 2006, compared to $14.0 million in 2005, of previously recorded impairment of mortgage servicing rights. Impairment/recapture can fluctuate with significant volatility from quarter to quarter depending upon changes in the interest rate environment.

EARLY EXTINGUISHMENT OF DEBT

Gains on early extinguishment of debt totaled $547,000 in the third quarter of 2006, related to the call of FHLB advances. In the third quarter of 2005, a loss of $10.9 million was recorded from early extinguishment of $600 million of FHLB advances. In the first quarter of 2006, a $8.2 million loss was recognized on the early extinguishment of debt related to the call of trust preferred securities, resulting in the prepayment of underlying junior subordinated debt.

OTHER EXPENSES

The significant components of other expense include other non-credit losses, amortization, outside computer expense and other outside services. Other non-interest expense decreased $97.9 million for the nine months ended September 30, 2006, and $28.0 million for the quarter ended September 30, 2006, compared to the same periods in 2005, due primarily to decreases in amortization and professional fees, as well as merger-related cost savings and continuing efficiency initiatives in 2006. Linked-quarter, other non-interest expense decreased $2.8 million, primarily related to decreases in travel and entertainment, postage and professional fees, as well as continuing efficiency initiatives.

APPLICABLE INCOME TAXES

Regions' provision for income taxes for the first nine months of 2006 increased $117.6 million compared to the first nine months of 2005 primarily due to increased consolidated earnings. The third quarter 2006 provision for income taxes increased $44.8 million compared to the third quarter of 2005. Regions effective tax rate for the first nine months of 2006 was 30.7% compared to 30.1% in the first nine months of 2005.

From time to time Regions engages in business plans that may also have an effect on its tax liabilities. While Regions has obtained the opinion of advisors that the tax aspects of these strategies should prevail, examination of Regions' income tax returns or changes in tax law may impact the tax benefits of these plans.

Periodically, Regions invests in pass-through investment vehicles that generate tax credits, principally low-income housing credits and non-conventional fuel source credits, which directly reduce Regions' federal income tax liability. Congress has legislated these tax credit programs to encourage capital inflows to these investment vehicles. The amount of tax benefit recognized from these tax credits was $19.9 million in the first nine months of 2006 compared to $31.1 million in the first nine months of 2005. The tax benefit recognized in the third quarter of 2006 was $7.3 million compared to $10.4 million in the third quarter of 2005.

During the fourth quarter of 2000, Regions recapitalized a mortgage-related subsidiary by raising Tier 2 capital, which resulted in a reduction in taxable income of that subsidiary attributable to Regions. The reduction in the taxable income of this subsidiary attributable to Regions is expected to result in a lower effective tax rate applicable to the consolidated taxable income before taxes of Regions for future periods. The impact on Regions' effective tax rate applicable to consolidated income before taxes of the reduction in the subsidiary's taxable income attributable to Regions will, however, depend on a number of factors, including, but not limited to, the amount of assets in the subsidiary, the yield of the assets in the subsidiary, the cost of funding the subsidiary, possible loan losses in the subsidiary, the level of expenses of the subsidiary, the level of income attributable to obligations of states and political subdivisions, and various other factors. The amount of federal and state tax benefits recognized related to the recapitalized subsidiary was $49.6 million in the first nine months of 2006 ($40.9 million federal) compared to $39.5 million in the first nine months of 2005 ($30.6 million federal). For the third quarter of 2006, the amount of federal and state tax benefits recognized was $17.7 million ($14.6 million federal) compared to $14.5 million in the third quarter of 2005 ($10.8 million federal).

Regions has segregated a portion of its investment securities and intellectual property into separate legal entities in order to, among other business purposes, protect such intangible assets from inappropriate claims of Regions' creditors, and to maximize the return on such assets by the professional and focused management thereof. Regions has recognized state tax benefits related to these legal entities of $28.8 million in the first nine months of 2006 compared to $19.4 million in the first nine months of 2005. For the third quarter of 2006, $9.0 million of state tax benefit was recognized compared to $6.9 million in the third quarter of 2005.

Regions' federal and state income tax returns for the years 1998 through 2005 are open for review and examination by governmental authorities. In the normal course of these examinations, Regions is subject to challenges from governmental authorities regarding amounts of taxes due. Regions has received notices of proposed adjustments relating to taxes due for the years 1999 through 2003, which includes proposed adjustments relating to an increase in taxable income of the mortgage-related subsidiary discussed above. Regions believes adequate provision for income taxes has been recorded for all years open for review and intends to vigorously contest the proposed adjustments. To the extent that final resolution of the proposed adjustments results in significantly different conclusions from Regions' current assessment of the proposed adjustments, Regions' effective tax rate in any given financial reporting period may be materially different from its current effective tax rate.

Management's determination of the realization of the deferred tax asset is based upon management's judgment of various future events and uncertainties, including the timing, nature and amount of future income earned by certain subsidiaries and the implementation of various plans to maximize realization of the deferred tax asset. Management believes that the subsidiaries will generate sufficient operating earnings to realize the deferred tax benefits. However, management does not believe that it is more likely than not to realize all of its state net operating loss carryforwards. Accordingly, it has set up a valuation allowance in the amount of $15.0 million against such benefits as of the third quarter of 2006 compared to $12.3 million in the third quarter of 2005. A valuation allowance against the benefits of capital loss carryforwards in the amount of $55.2 million as of the third quarter of 2005 has been reduced to $0 as of the third quarter of 2006. The FHLB of Cincinnati, in accordance with its Capital Plan, exercised its right to repurchase Regions' excess capital stock balance during the second quarter of 2006, which resulted in a capital loss carryforward reduction and corresponding reduction to the valuation allowance in the amount of $35.5 million. Furthermore, in the third quarter of 2006, it was determined that additional capital gains were utilized on the 2005 consolidated tax return thus reducing the capital loss carryforward and corresponding valuation allowance in the amount of $19.7 million.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Information concerning Regions' repurchases of its outstanding common stock during the three month period ended September 30, 2006, is set forth in the following table:
	Issuer Purchases of Equity Securities

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number	Average Price	As Part of Publicly	Yet Be Purchased
	of Shares	Paid Per	Announced Plans	Under the Plans
Period	Purchased	Share	or Programs	or Programs(1) (2)

July 1, 2006 -
July 31, 2006	900,000	$34.76	900,000	19,439,313

August 1, 2006 -
August 31, 2006	540,000	$36.63	540,000	18,899,313

September 1, 2006 -
September 30, 2006	0	$0.00	0	18,899,313

Total	1,440,000		1,440,000

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

Item 6. Exhibits

Exhibit No.	Description

10.1

Form of memorandum distributed commencing September 6, 2006, to participants in the Regions Career Award Program, incorporated by reference to exhibit 99.1 to Form 8-K dated September 6, 2006 and filed by the registrant on September 11, 2006.

10.2

Form of memorandum distributed commencing September 6, 2006, to certain Regions executive officers with change of control agreements (or change of control provisions in employment agreements), incorporated by reference to exhibit 99.1 to Form 8-K dated September 6, 2006 and filed by the registrant on September 11, 2006.

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

DATE: November 3, 2006

/s/ Ronald C. Jackson
Ronald C. Jackson
Senior Vice President and Comptroller
(Chief Accounting Officer and
Duly Authorized Officer)