Form 10-K
period 2006-12-31
REGIONS FINANCIAL CORP
filed 2007-03-01
CIK 1281761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 000-50831

REGIONS FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	63-0589368
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1900 Fifth Avenue North, Birmingham, Alabama 35203

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

Common Stock, $.01 par value—$14,686,219,793 as of June 30, 2006.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value—731,742,004 shares issued and outstanding as of February 20, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the annual report to shareholders for the year ended December 31, 2006 are incorporated into Parts I and II and portions of the proxy statement for the Annual Meeting to be held on April 19, 2007 are incorporated by reference into Part III.

REGIONS FINANCIAL CORPORATION

Form 10-K

i

PART I

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, other periodic reports filed by Regions Financial Corporation (“Regions”) under the Securities Exchange Act of 1934, as amended, and any other written or oral statements made by or on behalf of Regions may include forward-looking statements. The Private Securities Litigation Reform Act of 1995 (the “Act”) provides a “safe-harbor” for forward-looking statements which are identified as such and are accompanied by the identification of important factors that could cause actual results to differ materially from the forward-looking statements. For these statements, we, together with our subsidiaries, unless the context implies otherwise, claim the protection afforded by the safe harbor in the Act. Forward-looking statements are not based on historical information, but rather are related to future operations, strategies, financial results or other developments. Forward-looking statements are based on management’s expectations as well as certain assumptions and estimates made by, and information available to, management at the time the statements are made. Those statements are based on general assumptions and are subject to various risks, uncertainties, and other factors that may cause actual results to differ materially from the views, beliefs, and projections expressed in such statements. These risks, uncertainties and other factors include, but are not limited to, those described below:

•

Regions’ ability to achieve the earnings expectations related to businesses that have been acquired, including its merger with AmSouth Bancorporation (“AmSouth”) in November 2006, or that may be acquired in the future, which in turn depends on a variety of factors, including:

•	Regions’ ability to achieve the anticipated cost savings and revenue enhancements with respect to the acquired operations, or lower than expected revenues from continuing operations;

•	the assimilation of the combined companies’ corporate cultures;

•	the continued growth of the markets that the acquired entities serve, consistent with recent historical experience;

•	difficulties related to the integration of the businesses, including integration of information systems and retention of key personnel;

•	the effect of required divestitures of branches operated by AmSouth prior to the merger.

•	Regions’ ability to expand into new markets and to maintain profit margins in the face of competitive pressures.

•	Regions’ ability to keep pace with technological changes.

•	Regions’ ability to develop competitive new products and services in a timely manner and the acceptance of such products and services by Regions’ customers and potential customers.

•	Regions’ ability to effectively manage interest rate risk, market risk, credit risk, operational risk, and legal risk.

•	Regions’ ability to manage fluctuations in the value of assets and liabilities and off-balance sheet exposure so as to maintain sufficient capital and liquidity to support Regions’ business.

•	The cost and other effects of material contingencies, including litigation contingencies.

•	The effects of increased competition from both banks and non-banks.

•

Further easing of restrictions on participants in the financial services industry, such as banks, securities brokers and dealers, investment companies and finance companies, may increase competitive pressures.

•	Possible changes in interest rates may increase funding costs and reduce earning asset yields, thus reducing margins.

•	Possible changes in general economic and business conditions in the United States in general and in the communities Regions serves in particular.

•	Possible changes in the credit worthiness of customers and the possible impairment of collectibility of loans.

•	The effects of geopolitical instability and risks such as terrorist attacks.

•

Possible changes in trade, monetary and fiscal policies, laws and regulations, and other activities of governments, agencies, and similar organizations, including changes in accounting standards, may have an adverse effect on business.

•	Possible changes in consumer and business spending and saving habits could affect Regions’ ability to increase assets and to attract deposits.

•	The effects of weather and natural disasters such as hurricanes.

The words “believe,” “expect,” “anticipate,” “project,” and similar expressions often signify forward-looking statements. You should not place undue reliance on any forward-looking statements, which speak only as of the date made. We assume no obligation to update or revise any forward-looking statements that are made from time to time.

Item 1.	Business

Regions Financial Corporation (together with its subsidiaries on a consolidated basis, “Regions” or “Company”) is a financial holding company headquartered in Birmingham, Alabama which operates throughout the South, Midwest and Texas. Regions’ operations consist of banking, brokerage and investment services, mortgage banking, insurance brokerage, credit life insurance, leasing, commercial accounts receivable factoring and specialty financing. At December 31, 2006, Regions had total consolidated assets of approximately $143.4 billion, total consolidated deposits of approximately $101.2 billion and total consolidated stockholders’ equity of approximately $20.7 billion.

Regions is a Delaware corporation. Its principal executive offices are located at 1900 Fifth Avenue North, Birmingham, Alabama 35203, and its telephone number at such address is (205) 944-1300.

Banking Operations

Regions conducts its banking operations through Regions Bank, an Alabama chartered commercial bank that is a member of the Federal Reserve System. At December 31, 2006, Regions operated approximately 2,000 full service banking offices in Alabama, Arkansas, Florida, Georgia, Illinois, Indiana, Iowa, Kentucky, Louisiana, Mississippi, Missouri, North Carolina, South Carolina, Tennessee, Texas and Virginia.

The following chart reflects the distribution of total assets, loans, deposits and full services branches in each of the states in which Regions conducts its banking operations

	Assets	Loans	Deposits	Branches
Alabama	19%	19%	22%	298
Arkansas	5	5	5	100
Florida	24	24	18	417
Georgia	9	9	6	147
Illinois	1	1	1	67
Indiana	3	3	2	59
Iowa	*	*	1	17
Kentucky	*	*	1	17
Louisiana	6	6	9	142
Mississippi	4	4	7	162
Missouri	4	4	4	67
North Carolina	3	3	*	7
South Carolina	3	3	2	37
Tennessee	15	15	19	342
Texas	4	4	3	77
Virginia	*	*	*	1

Totals	100%	100%	100%	1,957

*	less than 1%

Other Financial Services Operations

In addition to its banking operations, Regions provides additional financial services through the following subsidiaries or divisions:

Morgan Keegan & Company, Inc. (“Morgan Keegan”), a subsidiary of Regions Financial Corporation, is a full-service regional brokerage and investment banking firm. Morgan Keegan offers products and services including securities brokerage, asset management, financial planning, mutual funds, securities underwriting, sales and trading, and investment banking. Morgan Keegan, one of the largest investment firms in the South, employs approximately 1,260 financial advisors offering products and services from 319 offices located in Alabama, Arkansas, Florida, Georgia, Illinois, Kentucky, Massachusetts, Mississippi, New York, Louisiana, North Carolina, South Carolina, Tennessee, Texas and Virginia.

Regions Mortgage, a division of Regions Bank, and EquiFirst Corporation (“EquiFirst”), a subsidiary of Regions Bank, are engaged in mortgage banking. Regions Mortgage’s primary business and source of income is the origination and servicing of mortgage loans for long-term investors. EquiFirst typically originates mortgage loans which are sold to third-party investors. Regions Mortgage’s servicing portfolio totaled approximately $43.0 billion and included approximately 397,000 real estate mortgages at December 31, 2006. Regions Mortgage and EquiFirst operate loan production offices in Alabama, Arizona, Arkansas, Florida, Georgia, Illinois, Indiana, Iowa, Kentucky, Louisiana, Mississippi, Missouri, North Carolina, South Carolina, Tennessee and Texas. On January 19, 2007, Regions Bank announced that it has entered into an agreement to sell EquiFirst to Barclays Bank PLC. Completion of the transaction is expected in the first half of 2007 subject to receipt of regulatory approvals.

Regions Insurance Group, Inc., a subsidiary of Regions Financial Corporation, offers insurance products through the following subsidiaries: Rebsamen Insurance, headquartered in Little Rock, AR; ICT Insurance, headquartered in New Iberia, LA; and Regions Insurance Services, headquartered in Memphis, TN. Through its insurance brokerage operations in Tennessee, Texas, Missouri, Arkansas, Indiana, Alabama, Mississippi and

Louisiana, Regions Insurance Group offers all lines of personal and commercial insurance, including property, casualty, life, health and accident. Regions Insurance Services offers credit-related insurance products (title, term life, credit life, debt cancellation, environmental, crop and mortgage insurance) to customers of Regions. With $91 million in annual revenues and 30 offices in eight states, Regions Insurance Group is one of the largest bank-owned insurance brokers in the United States.

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

Regions Equipment Finance Corporation, a subsidiary of Regions Bank, provides domestic and international equipment financing products, focusing on commercial clients.

Acquisition Program

In November 2006, Regions and AmSouth completed a merger of the two companies. AmSouth was a $52 billion bank holding company headquartered in Birmingham, Alabama. The merger was accounted for as a purchase of AmSouth by Regions for accounting and financial reporting purposes.

A substantial portion of the growth of Regions from its inception as a bank holding company in 1971 to the merger with AmSouth has been through the acquisition of other financial institutions, including commercial banks and thrift institutions, and the assets and deposits thereof. As part of its ongoing strategic plan, Regions continually evaluates business combination opportunities. Any future business combination or series of business combinations that Regions might undertake may be material, in terms of assets acquired or liabilities assumed, to Regions’ financial condition. Recent business combinations in the financial services industry have typically involved the payment of a premium over book and market values. This practice could result in dilution of book value and net income per share for the acquirer.

Segment Information

Reference is made to Note 21 “Business Segment Information” to the consolidated financial statements included under Item 8 of this Annual Report on Form 10-K for information required by this item.

Supervision and Regulation

Regions and it subsidiaries are subject to the extensive regulatory framework applicable to bank holding companies and their subsidiaries. Regulation of financial institutions such as Regions and its subsidiaries is intended primarily for the protection of depositors, the deposit insurance fund of the Federal Deposit Insurance Corporation (“FDIC”) and the banking system as a whole, and generally is not intended for the protection of stockholders or other investors. Described below are the material elements of selected laws and regulations applicable to Regions and its subsidiaries. The descriptions are not intended to be complete and are qualified in their entirety by reference to the full text of the statutes and regulations described. Changes in applicable law or regulation, and in their application by regulatory agencies, cannot be predicted, but they may have a material effect on the business and results of Regions and its subsidiaries.

General.    Regions is a bank holding company, registered with the Board of Governors of the Federal Reserve System and a financial holding company under the Bank Holding Company Act of 1956, as amended (“BHC Act”). As such, Regions and its subsidiaries are subject to the supervision, examination and reporting requirements of the BHC Act and the regulations of the Federal Reserve.

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

In addition to these activities, a financial holding company may engage in those activities permissible for a bank holding company that has not elected to be treated as a financial holding company, including factoring accounts receivable, acquiring and servicing loans, leasing personal property, performing certain data processing services, acting as agent or broker in selling credit life insurance and certain other types of insurance in connection with credit transactions and conducting certain insurance underwriting activities. The BHC Act does not place territorial limitations on permissible nonbanking activities of bank holding companies. Despite prior approval, the Federal Reserve has the power to order any bank holding company or its subsidiaries to terminate any activity or to terminate its ownership or control of any subsidiary when the Federal Reserve has reasonable grounds to believe that continuation of such activity or such ownership or control constitutes a serious risk to the financial soundness, safety or stability of any bank subsidiary of the bank holding company.

The GLB Act provides generally for “umbrella” regulation of financial holding companies by the Federal Reserve, and for functional regulation of banking activities by bank regulators, securities activities by securities regulators, and insurance activities by insurance regulators.

For a bank holding company to be eligible for financial holding company status, all of its subsidiary insured depository institutions must be well-capitalized and well-managed. A bank holding company may become a financial holding company by filing a declaration with the Federal Reserve that it elects to become a financial holding company. The Federal Reserve must deny expanded authority to any bank holding company with a subsidiary insured depository institution that received less than a satisfactory rating on its most recent Community Reinvestment Act of 1977 (the “CRA”) review as of the time it submits its declaration. If, after becoming a financial holding company and undertaking activities not permissible for a bank holding company, the company fails to continue to meet any of the prerequisites for financial holding company status, the company must enter into an agreement with the Federal Reserve to comply with all applicable capital and management requirements. If the company does not return to compliance within 180 days, the Federal Reserve may order the company to divest its subsidiary banks or the company may discontinue or divest investments in companies engaged in, activities permissible only for a bank holding company that has elected to be treated as a financial holding company.

The BHC Act requires every bank holding company to obtain the prior approval of the Federal Reserve before: (1) it may acquire direct or indirect ownership or control of any voting shares of any bank or savings and loan association, if after such acquisition, the bank holding company will directly or indirectly own or control more than 5.0% of the voting shares of the institution; (2) it or any of its subsidiaries, other than a bank, may acquire all or substantially all of the assets of any bank or savings and loan association; or (3) it may merge or consolidate with any other bank holding company.

The BHC Act further provides that the Federal Reserve may not approve any transaction that would result in a monopoly or would be in furtherance of any combination or conspiracy to monopolize or attempt to monopolize the business of banking in any section of the United States, or the effect of which may be substantially to lessen competition or to tend to create a monopoly in any section of the country, or that in any other manner would be in restraint of trade, unless the anticompetitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served. Consideration of financial resources generally focuses on capital adequacy, and consideration of convenience and needs issues includes the parties’ performance under the CRA, both of which are discussed below. In addition, the Federal Reserve must take into account the institutions’ effectiveness in combating money laundering.

Regions Bank is a member of the FDIC, and as such, its deposits are insured by the FDIC to the extent provided by law. It is also subject to numerous statutes and regulations that affect its business activities and operations, and is supervised and examined by one or more state or federal bank regulatory agencies.

Regions Bank is a state bank, chartered in Alabama and is a member of the Federal Reserve System. Regions Bank is generally subject to supervision and examination by both the Federal Reserve and the Alabama Department of Banking. The Federal Reserve and the Alabama Department of Banking regularly examine the operations of Regions Bank and are given authority to approve or disapprove mergers, consolidations, the establishment of branches and similar corporate actions. The federal and state banking regulators also have the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law. Various consumer laws and regulations also affect the operations of Regions Bank. In addition, commercial banks are affected significantly by the actions of the Federal Reserve Board as it attempts to control the money and credit availability in order to influence the economy.

Community Reinvestment Act.    Regions Bank is subject to the provisions of the CRA. Under the terms of the CRA, the bank has a continuing and affirmative obligation consistent with safe and sound operation to help meet the credit needs of its communities, including providing credit to individuals residing in low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires each appropriate federal bank regulatory agency, in connection with its examination of a depository institution, to assess such institution’s record in assessing and meeting the credit needs of the community served by that institution, including low- and moderate-income neighborhoods. The regulatory agency’s assessment of the institution’s record is made available to the public. The assessment also is part of the Federal Reserve’s consideration of applications to acquire, merge or consolidate with another banking institution or its holding company, to establish a new branch office that will accept deposits or to relocate an office. In the case of a bank holding company applying for approval to acquire a bank or other bank holding company, the Federal Reserve will assess the records of each subsidiary depository institution of the applicant bank holding company, and such records may be the basis for denying the application. Regions Bank received a “satisfactory” CRA rating in its most recent examination.

USA PATRIOT Act.    In 2001, President Bush signed into law comprehensive anti-terrorism legislation known as the USA PATRIOT Act. The USA PATRIOT Act broadened the application of anti-money laundering regulations to apply to additional types of financial institutions such as broker-dealers, investment advisors and insurance companies, and strengthened the ability of the U.S. Government to help prevent, detect and prosecute international money laundering and the financing of terrorism. The principal provisions of Title III of the USA PATRIOT Act require that regulated financial institutions, including state member banks: (i) establish an anti-money laundering program that includes training and audit components; (ii) comply with regulations regarding the verification of identity of any person seeking to open an account; (iii) take additional required precautions with non-U.S. owned accounts; and (iv) perform certain verification and certification of money laundering risk for their foreign correspondent banking relationships. Failure of a financial institution to comply with the USA PATRIOT Act’s requirements could have serious legal and reputational consequences for the institution. Regions’ banking, broker-dealer and insurance subsidiaries have augmented their systems and procedures to meet the requirements of these regulations and will continue to revise and update their policies, procedures and controls to reflect changes required by the USA PATRIOT Act and implementing legislation.

Payment of Dividends.    Regions is a legal entity separate and distinct from its banking and other subsidiaries. The principal source of cash flow of Regions, including cash flow to pay dividends to its stockholders and principal on any debt of Regions, is dividends from Regions Bank. There are statutory and regulatory limitations on the payment of dividends by Regions Bank to Regions, as well as by Regions to its stockholders.

As to the payment of dividends, Regions Bank is subject to the laws and regulations of the state of Alabama and to the regulations of the Federal Reserve.

If, in the opinion of a federal regulatory agency, an institution under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the institution, could include the payment of dividends), such agency may require, after notice and hearing, that such institution cease and desist from such practice. The federal banking agencies have indicated that paying dividends that deplete an institution’s capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Act (“FDIA”), an insured institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. See “Regulatory Remedies under the FDIA” below. Moreover, the Federal Reserve and the FDIC have issued policy statements stating that bank holding companies and insured banks should generally pay dividends only out of current operating earnings.

At December 31, 2006, under dividend restrictions imposed under federal and state laws, Regions Bank, without obtaining governmental approvals, could declare aggregate dividends to Regions of approximately $858.8 million.

The payment of dividends by Regions and Regions Bank may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.

Capital Adequacy.    Regions and Regions Bank are required to comply with the applicable capital adequacy standards established by the Federal Reserve. There are two basic measures of capital adequacy for bank holding companies that have been promulgated by the Federal Reserve: a risk-based measure and a leverage measure.

The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in credit and market risk profiles among banks and financial holding companies, to account for off- balance-sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance-sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items.

The minimum guideline for the ratio of total capital (“Total Capital”) to risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8.0%. At least half of the Total Capital must be composed of common equity, undivided profits, minority interests in the equity accounts of consolidated subsidiaries (including, for bank holding companies but not banks, trust preferred securities), noncumulative perpetual preferred stock and for bank holding companies but not banks a limited amount of cumulative perpetual preferred stock, less goodwill and certain other intangible assets (“Tier 1 Capital”). Tier 2 Capital may consist of, among other things, qualifying subordinated debt, mandatorily convertible debt securities, other preferred stock and trust preferred securities and a limited amount of the allowance for loan and lease losses. Noncumulative perpetual preferred stock, trust preferred securities and other so called “restricted core capital elements” are currently limited to 25% of Tier 1 Capital. The minimum guideline for Tier 1 Capital is 4.0%. At December 31, 2006, Regions’ consolidated Tier 1 Capital ratio was 8.07% and its Total Capital ratio was 11.54%.

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average total assets, less goodwill and certain other intangible assets (the “Leverage Ratio”), of 3.0% for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies generally are required to maintain a Leverage Ratio of at least 3.0%, plus an additional cushion of 100 to 200 basis points. Regions’ Leverage Ratio at December 31, 2006, was 8.3%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a “tangible Tier 1 Capital leverage ratio” (deducting all intangibles) and other indicators of capital strength in evaluating proposals for expansion or new activities.

A subsidiary bank is subject to substantially similar risk-based and leverage capital requirements as those applicable to Regions. Regions Bank was in compliance with applicable minimum capital requirements as of December 31, 2006. Neither Regions nor Regions Bank has been advised by any federal banking agency of any specific minimum capital ratio requirement applicable to it as of December 31, 2006.

In 2004, the Basel Committee on Banking Supervision published a new set of risk-based capital standards (“Basel II”) in order to update the original international capital standards that had been put in place in 1988 (“Basel I”). Basel II provides two approaches for setting capital standards for credit risk—an internal ratings-based approach tailored to individual institutions’ circumstances and a standardized approach that bases risk weighting on external credit assessments to a much greater extent than permitted in the existing risk-based capital guidelines. Basel II also would set capital requirements for operational risk and refine the existing capital requirements for market risk exposures. The U.S. banking and thrift agencies are developing proposed revisions to their existing capital adequacy regulations and standards based on Basel II. In September 2006, the agencies issued a notice of proposed rulemaking (“NPR”) setting forth a definitive proposal for implementing Basel II in the United States that would apply only to internationally active banking organizations—defined as those with consolidated total assets of $250 billion or more or consolidated on-balance sheet foreign exposures of $10 billion or more—but that other U.S. banking organizations could elect but would not be required to apply. Regions Bank is not required to comply with Basel II. In December 2006, the agencies issued an NPR describing proposed amendments to their existing risk-based capital guidelines to make them more risk-sensitive, generally following aspects of the standardized approach of Basel II. These latter proposed amendments, often referred to as “Basel I-A”, would apply to banking organizations that are not internationally active banking organizations subject to the approach for internationally active banking organizations and do not “opt in” to that approach. The comment period for both NPRs expires on March 26, 2007. The agencies have indicated their intent to have the provisions for internationally active U.S. banking organizations first become effective in March 2009 and that those provisions and the Basel 1-A provisions for others will be implemented on similar timeframes.

Failure to meet capital guidelines could subject a bank to a variety of enforcement remedies, including the termination of deposit insurance by the FDIC, and to certain restrictions on its business. See “Regulatory Remedies under the FDIA” below.

Support of Subsidiary Banks.    Under Federal Reserve policy, Regions is expected to act as a source of financial strength to, and to commit resources to support, its subsidiary bank. This support may be required at times when, absent such Federal Reserve policy, Regions may not be inclined to provide it. In addition, any capital loans by a bank holding company to its subsidiary bank are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

Transactions with Affiliates.    There are various legal restrictions on the extent to which Regions and its nonbank subsidiaries may borrow or otherwise obtain funding from Regions Bank. Under Sections 23A and 23B of the Federal Reserve Act and the Federal Reserve’s Regulation W, Regions Bank (and its subsidiaries) may only engage in lending and other “covered transactions” with nonbank and nonsavings bank affiliates to the following extent: (a) in the case of any single such affiliate, the aggregate amount of covered transactions of Regions Bank and its subsidiaries may not exceed 10 percent of the capital stock and surplus of Regions Bank; and (b) in the case of all affiliates, the aggregate amount of covered transactions of Regions Bank and its subsidiaries may not exceed 20 percent of the capital stock and surplus of Regions Bank. Covered transactions also are subject to certain collateralization requirements. “Covered transactions” are defined by statute to include a loan or extension of credit, as well as a purchase of securities issued by an affiliate, a purchase of assets (unless otherwise exempted by the Federal Reserve Board) from the affiliate, the acceptance of securities issued by the affiliate as collateral for a loan, and the issuance of a guarantee, acceptance, or letter of credit on behalf of an affiliate.

Regulatory Remedies under the FDIA.    The FDIA establishes a system of regulatory remedies to resolve the problems of undercapitalized institutions. The federal banking regulators have established five capital categories (“well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized”) and must take certain mandatory supervisory actions, and are authorized to take other discretionary actions, with respect to institutions in the three undercapitalized categories, the severity of which will depend upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the FDIA requires the banking regulator to appoint a receiver or conservator for an institution that is critically undercapitalized. The federal banking agencies have specified by regulation the relevant capital level for each category.

Under the agencies’ rules implementing the FDIA’s remedy provisions, an institution that (1) has a Total Capital ratio of 10.0% or greater, a Tier 1 Capital ratio of 6.0% or greater, and a Leverage Ratio of 5.0% or greater and (2) is not subject to any written agreement, order, capital directive, or regulatory remedy directive issued by the appropriate federal banking agency is deemed to be “well capitalized.” An institution with a Total Capital ratio of 8.0% or greater, a Tier 1 Capital ratio of 4.0% or greater, and a Leverage Ratio of 4.0% or greater is considered to be “adequately capitalized.” A depository institution that has a Total Capital ratio of less than 8.0%, a Tier 1 Capital ratio of less than 4.0%, or a Leverage Ratio of less than 4.0% is considered to be “undercapitalized.” An institution that has a Total Capital ratio of less than 6.0%, a Tier 1 Capital ratio of less than 3.0%, or a Leverage Ratio of less than 3.0% is considered to be “significantly undercapitalized,” and an institution that has a tangible equity capital to assets ratio equal to or less than 2.0% is deemed to be “critically undercapitalized.” For purposes of the regulation, the term “tangible equity” includes core capital elements counted as Tier 1 Capital for purposes of the risk-based capital standards plus the amount of outstanding cumulative perpetual preferred stock (including related surplus), minus all intangible assets with certain exceptions. A depository institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating.

An institution that is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. Under the FDIA, a bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to certain limitations. The obligation of a controlling bank holding company under the FDIA to fund a capital restoration plan is limited to the lesser of 5.0% of an undercapitalized subsidiary’s assets or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches, or engaging in any new line of business, except in accordance with an accepted capital restoration plan or with the approval of the FDIC. In addition, the appropriate federal banking agency is given authority with respect to any undercapitalized depository institution to take any of the actions it is required to or may take with respect to a significantly undercapitalized institution as described below if it determines “that those actions are necessary to carry out the purpose” of the FDIA.

Institutions that are significantly undercapitalized or undercapitalized and either fail to submit an acceptable capital restoration plan or fail to implement an approved capital restoration plan may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets and cessation of receipt of deposits from correspondent banks. Critically undercapitalized depository institutions are subject to appointment of a receiver or conservator.

At December 31, 2006, Regions Bank had the requisite capital levels to qualify as well capitalized.

FDIC Insurance Assessments.    Regions Bank pays deposit insurance premiums to the FDIC based on an assessment rate established by the FDIC. In 2006, the FDIC enacted various rules to implement the provisions of the Federal Deposit Insurance Reform Act of 2005 (the “FDI Reform Act”). Pursuant to the FDI Reform Act, in 2006 the FDIC merged the Bank Insurance Fund with the Savings Association Insurance Fund to create a newly named Deposit Insurance Fund (the “DIF”) that covers both banks and savings associations. The FDIC also revised, effective January 1, 2007, the risk-based premium system under which the FDIC classifies institutions based on the factors described below and generally assesses higher rates on those institutions that tend to pose greater risks to the DIF. For most banks and savings associations, including Regions Bank, FDIC rates will depend upon a combination of CAMELS component ratings and financial ratios. CAMELS ratings reflect the applicable bank regulatory agency’s evaluation of the financial institution’s capital, asset quality, management, earnings, liquidity and sensitivity to risk. For large banks and savings associations that have long-term debt issuer ratings, assessment rates will depend upon such ratings and CAMELS component ratings. For institutions such as Regions Bank, which are in the lowest risk category, assessment rates will vary initially from five (5) to seven (7) basis points per $100 of insured deposits. The FDIA, as amended by the FDI Reform Act, requires the FDIC to set a ratio of deposit insurance reserves to estimated insured deposits, the designated reserve ratio (the “DRR”), for a particular year within a range of 1.15% to 1.50%. For 2007, the FDIC has set the initial DRR at 1.25%. Under the FDI Reform Act and the FDIC’s revised premium assessment program, every FDIC-insured institution will pay some level of deposit insurance assessments regardless of the level of the DRR. In 2006 Regions Bank paid $7.1 million in FDIC deposit premiums. We cannot predict whether, as a result of an adverse change in economic conditions or other reasons, the FDIC will be required in the future to increase deposit insurance assessments above 2007 levels. The FDIC has also finalized rules providing for a one-time credit assessment to each eligible insured depository institution based on the assessment base of the institution on December 31, 1996. The credit may be applied against the institution’s 2007 assessment, and for the three years thereafter the institution may apply the credit against up to 90 percent of its assessment. Preliminary estimates are that Regions Bank will qualify for a credit of approximately $110 million; this is an estimate only and is subject to final confirmation by the FDIC.

Under the FDIA, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

Safety and Soundness Standards.    The FDIA requires the federal bank regulatory agencies to prescribe standards, by regulations or guidelines, relating to internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings, stock valuation and compensation, fees and benefits and such other operational and managerial standards as the agencies deem appropriate. Guidelines adopted by the federal bank regulatory agencies establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risk and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director, or principal stockholder. In addition, the agencies adopted regulations that authorize, but do not require, an agency to order an institution that has been given notice by an agency that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an acceptable compliance plan, the agency must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized institution is subject under the “prompt corrective action” provisions of FDIA. See “Regulatory Remedies under the FDIA” above. If an institution fails to comply with such an order, the agency may seek to enforce such order in judicial proceedings and to impose civil money penalties.

Depositor Preference.    The Omnibus Budget Reconciliation Act of 1993 provides that deposits and certain claims for administrative expenses and employee compensation against an insured depository institution would be afforded a priority over other general unsecured claims against such an institution in the “liquidation or other resolution” of such an institution by any receiver.

Regulation of Morgan Keegan.    As a registered investment adviser and broker-dealer, Morgan Keegan is subject to regulation and examination by the Securities and Exchange Commission (“SEC”), the NASD, Inc. (“NASD”), the New York Stock Exchange (“NYSE”) and other self regulatory organizations (“SROs”), which may affect its manner of operation and profitability. Such regulations cover a broad range of subject matter. Rules and regulations for registered broker-dealers cover such issues as: capital requirements; sales and trading practices; use of client funds and securities; the conduct of directors, officers, and employees; record-keeping and recording; supervisory procedures to prevent improper trading on material non-public information; qualification and licensing of sales personnel; and limitations on the extension of credit in securities transactions. Rules and regulations for registered investment advisers include limitations on the ability of investment advisers to charge performance-based or non-refundable fees to clients, record-keeping and reporting requirements, disclosure requirements, limitations on principal transactions between an adviser or its affiliates and advisory clients, and anti-fraud standards.

Morgan Keegan is subject to the net capital requirements set forth in Rule 15c3-1 of the Securities Exchange Act of 1934. The net capital requirements measure the general financial condition and liquidity of a broker-dealer by specifying a minimum level of net capital that a broker-dealer must maintain, and by requiring that a significant portion of its assets be kept liquid. If Morgan Keegan failed to maintain its minimum required net capital, it would be required to cease executing customer transactions until it came back into compliance. This could also result in Morgan Keegan losing its NASD membership, its registration with the SEC or require a complete liquidation.

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

In addition to federal registration, state securities commissions require the registration of certain broker-dealers and investment advisers. Morgan Keegan is registered as a broker-dealer with every state, the District of Columbia, and Puerto Rico. Morgan Keegan is registered as an investment adviser in the following states: Alabama, Arkansas, California, Connecticut, Delaware, Florida, Georgia, Hawaii, Idaho, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Maine, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Missouri, Montana, Nebraska, Nevada, New Hampshire, New Jersey, New Mexico, New York, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Carolina, South Dakota, Tennessee, Texas, Utah, Vermont, Virginia, Washington, West Virginia, Wisconsin and the District of Columbia.

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

Regulation of Insurers and Insurance Brokers.    Regions’ operations in the areas of insurance brokerage and reinsurance of credit life insurance are subject to regulation and supervision by various state insurance regulatory authorities. Although the scope of regulation and form of supervision may vary from state to state, insurance laws generally grant broad discretion to regulatory authorities in adopting regulations and supervising regulated activities. This supervision generally includes the licensing of insurance brokers and agents and the regulation of the handling of customer funds held in a fiduciary capacity. Certain of Regions’ insurance companies are subject to extensive regulatory supervision and to insurance laws and regulation requiring, among other things, maintenance of capital, record keeping, reporting and examinations.

Financial Privacy.    The federal banking regulators have adopted rules that limit the ability of banks and other financial institutions to disclose non-public information about consumers to nonaffiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a nonaffiliated third party. These regulations affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors.

Office of Foreign Assets Control Regulation.    The United States has imposed economic sanctions that affect transactions with designated foreign countries, nationals and others. These are typically known as the “OFAC” rules based on their administration by the U.S. Treasury Department Office of Foreign Assets Control (“OFAC”). The OFAC-administered sanctions targeting countries take many different forms. Generally, however, they contain one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on “U.S. persons” engaging in financial transactions relating to making investments in, or providing investment-related advice or assistance to, a sanctioned country; and (ii) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons). Blocked assets (e.g., property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. Failure to comply with these sanctions could have serious legal and reputational consequences.

Other.    The United States Congress and state law-making bodies continue to consider a number of wide-ranging proposals for altering the structure, regulation and competitive relationships of the nation’s financial institutions. It cannot be predicted whether or in what form further legislation may be adopted or the extent to which Regions’ business may be affected thereby.

Competition

All aspects of Regions’ business are highly competitive. Regions’ subsidiaries compete with other financial institutions located in the states in which they operate and other adjoining states, as well as large banks in major financial centers and other financial intermediaries, such as savings and loan associations, credit unions, consumer finance companies, brokerage firms, insurance companies, investment companies, mutual funds, mortgage companies and financial service operations of major commercial and retail corporations.

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

Employees

As of December 31, 2006, Regions and its subsidiaries had approximately 35,900 full-time-equivalent employees.

Available Information

Regions maintains a website at www.regions.com. Regions makes available on its website free of charge its annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports which are filed with or furnished to the SEC pursuant to Section 13(a) of the Exchange Act. These documents are made available on Regions’ website as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. Also available on the website are Regions’ (i) Corporate Governance Principles, (ii) Code of Business Conduct and Ethics and (iii) the charters of its Nominating and Corporate Governance Committee, Audit Committee, Compensation Committee and Risk Committee. You may also request a copy of any of these documents, at no cost, by writing or telephoning Regions at the following address:

ATTENTION: Investor Relations

REGIONS FINANCIAL CORPORATION

1900 Fifth Avenue North

Birmingham, Alabama 35203

(205) 581-7890

Item 1A.	Risk Factors

Making or continuing an investment in securities issued by Regions, including our common stock, involves certain risks that you should carefully consider. The risks and uncertainties described below are not the only risks that may have a material adverse effect on Regions. Additional risks and uncertainties also could adversely affect our business and our results. If any of the following risks actually occur, our business, financial condition or results of operations could be negatively affected, the market price for your securities could decline, and you could lose all or a part of your investment. Further, to the extent that any of the information contained in this Annual Report on Form 10-K constitutes forward-looking statements, the risk factors set forth below also are cautionary statements identifying important factors that could cause Regions’ actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of Regions.

Our ability to achieve the benefits expected from the merger with AmSouth Bancorporation.

Regions’ ability to achieve the benefits of the merger with AmSouth in November 2006 depend on a variety of factors, including:

•	Regions’ ability to achieve the anticipated cost savings and revenue enhancements with respect to the acquired operations, or lower than expected revenues from continuing operations;

•	The assimilation of the combined companies’ corporate cultures;

•	the continued growth of the markets that the acquired entities serve, consistent with recent historical experience;

•	difficulties related to the integration of the businesses, including integration of information systems and retention of key personnel;

•	the effect of the required divestitures of branches operated by AmSouth prior to the merger.

Our success will be dependent on our ability to profitably manage our growth.

We expect to continue to expand our franchise through continued branch expansion. Our ability to manage our growth successfully will depend on our ability to maintain cost controls and asset quality while attracting additional loans and deposits on favorable terms. Although we have been able to achieve significant growth, our expansion strategy could have an adverse impact on our profitability in the short term due to the operating and other noninterest expenses associated with growth and branching. The opening of new branches requires an investment of funds that will not generate profits for a period of time, if at all.

We may need to raise additional capital in the future and such capital may not be available when needed or at all.

We may need to raise additional capital in the future to support growth or for other capital needs. Our ability to raise additional capital, if needed, will depend on, among other things, conditions in the capital markets at that time, which are outside of our control, and on our financial performance. We cannot assure you that such capital will be available to us on acceptable terms or at all. If we are unable to raise additional capital on acceptable terms when needed, our ability to further expand our operations through internal growth could be limited.

Rapid and significant changes in market interest rates may adversely affect our performance.

Most of our assets and liabilities are monetary in nature and subject us to significant risks from changes in interest rates. Our profitability depends to a large extent on our net interest income, and changes in interest rates can impact our net interest income as well as the valuation of our assets and liabilities.

Our current one-year interest rate sensitivity position is moderately asset sensitive, meaning that a gradual increase in interest rates over a twelve month horizon does not have a pronounced impact on net interest income over a twelve-month forecast horizon. However, like most financial institutions, our results of operations are affected by changes in interest rates and our ability to manage interest rate risks. Changes in market interest rates, or changes in the relationships between short-term and long-term market interest rates, or changes in the relationships between different interest rate indices, can affect the interest rates charged on interest-earning assets differently than the interest rates paid on interest-bearing liabilities. This difference could result in an increase in interest expense relative to interest income, or a decrease in our interest rate spread. For a more detailed discussion of these risks and our management strategies for these risks, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation,” and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”

Our net interest margin depends on many factors that are partly or completely out of our control, including competition, federal economic monetary and fiscal policies, and general economic conditions. Despite our strategies to manage interest rate risks, changes in interest rates can still have a material adverse impact on our profitability.

The performance of our investment portfolio is subject to fluctuations due to changes in interest rates and market conditions.

Changes in interest rates can negatively affect the performance of most of our investments. Interest rate volatility can reduce unrealized gains or create unrealized losses in our portfolios. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. Fluctuations in interest rates affect our returns on, and the market value of, our investment securities.

The fair market value of the securities in our portfolio and the investment income from these securities also fluctuate depending on general economic and market conditions. In addition, actual net investment income and/or cash flows from investments that carry prepayment risk, such as mortgage-backed and other asset-backed securities, may differ from those anticipated at the time of investment as a result of interest rate fluctuations.

Changes in the policies of monetary authorities and other government action could adversely affect our profitability.

The results of operations of Regions are affected by credit policies of monetary authorities, particularly the Federal Reserve Board. The instruments of monetary policy employed by the Federal Reserve Board include open market operations in U.S. government securities, changes in the discount rate or the federal funds rate on bank borrowings and changes in reserve requirements against bank deposits. In view of changing conditions in the national economy and in the money markets, particularly in light of the continuing threat of terrorist attacks and the current military operations in the Middle East, we cannot predict possible future changes in interest rates, deposit levels, and loan demand on our business and earnings. Furthermore, the actions of the United States government and other governments in responding to such terrorist attacks or the military operations in the Middle East may result in currency fluctuations, exchange controls, market disruption and other adverse effects.

If we experience greater credit losses than anticipated, our earnings may be adversely affected.

As a lender, we are exposed to the risk that our customers will be unable to repay their loans according to their terms and that any collateral securing the payment of their loans may not be sufficient to assure repayment. Credit losses are inherent in the business of making loans and could have a material adverse effect on our operating results. Our credit risk with respect to our real estate and construction loan portfolio will relate principally to the creditworthiness of corporations and the value of the real estate serving as security for the repayment of loans. Our credit risk with respect to our commercial and consumer loan portfolio will relate principally to the general creditworthiness of businesses and individuals within our local markets.

We make various assumptions and judgments about the collectibility of our loan portfolio and provide an allowance for estimated credit losses based on a number of factors. We believe that our allowance for credit losses is adequate. However, if our assumptions or judgments are wrong, our allowance for credit losses may not be sufficient to cover our actual credit losses. We may have to increase our allowance in the future in response to the request of one of our primary banking regulators, to adjust for changing conditions and assumptions, or as a result of any deterioration in the quality of our loan portfolio. The actual amount of future provisions for credit losses cannot be determined at this time and may vary from the amounts of past provisions.

Our profitability and liquidity may be affected by changes in economic conditions in the areas where our operations or loans are concentrated.

Regions’ success depends to a certain extent on the general economic conditions of the geographic markets served by Regions Bank in the states of Alabama, Arkansas, Florida, Georgia, Illinois, Indiana, Iowa, Kentucky, Louisiana, Mississippi, Missouri, North Carolina, South Carolina, Tennessee, Texas and Virginia. The local economic conditions in these areas have a significant impact on Regions Bank’s commercial, real estate and construction loans, the ability of borrowers to repay these loans and the value of the collateral securing these loans. Adverse changes in the economic conditions of these geographical areas in general or any one or more of these local markets could negatively impact the financial results of Regions’ banking operations and have a negative effect on its profitability.

Hurricanes could cause a disruption in our operations which could have an adverse impact on the results of operations.

A significant portion of our operations are located in the areas bordering the Gulf of Mexico and Atlantic Ocean, regions that are susceptible to hurricanes. Such weather events can cause disruption to our operations and could have a material adverse effect on our overall results of operations. We maintain hurricane insurance including coverage for lost profits and extra expense; however, there is no insurance against the loss of market that a catastrophic hurricane could produce. Further, a hurricane in any of our market areas could adversely impact the ability of borrowers to timely repay their loans and may adversely impact the value of any collateral held by us.

We need to stay current on technological changes in order to compete and meet customer demands.

The financial services market, including banking services, is undergoing rapid changes with frequent introductions of new technology-driven products and services. In addition to better serving customers, the effective use of technology increases efficiency and may enable financial institutions to reduce costs. Our future success may depend, in part, on our ability to use technology to provide products and services that provide convenience to customers and to create additional efficiencies in our operations.

Industry competition may have an adverse effect on our success.

Our profitability depends on our ability to compete successfully. We operate in a highly competitive environment. Certain of our competitors are larger and have more resources than we do. In our market areas, we face competition from other commercial banks, savings and loan associations, credit unions, internet banks, finance companies, mutual funds, insurance companies, brokerage and investment banking firms, and other financial intermediaries that offer similar services. Some of our nonbank competitors are not subject to the same extensive regulations that govern Regions or Regions Bank and may have greater flexibility in competing for business.

We are subject to extensive governmental regulation, which could have an adverse impact on our operations.

The banking industry is extensively regulated and supervised under both federal and state law. We are subject to the regulation and supervision of the Federal Reserve Board, the FDIC, and the Superintendent of Banking of the State of Alabama. These regulations are intended primarily to protect depositors, the public, and the FDIC insurance fund, and not our shareholders. These regulations govern matters ranging from the regulation of certain debt obligations, changes in the control of bank holding companies and state-chartered banks, and the maintenance of adequate capital to the general business operations and financial condition of Regions Bank, including permissible types, amounts and terms of loans and investments, to the amount of reserves against deposits, restrictions on dividends, establishment of branch offices, and the maximum interest rate that may be charged by law. Additionally, certain subsidiaries of Regions and Regions Bank, such as Morgan Keegan, are subject to regulation, supervision and examination by other regulatory authorities, such as the SEC, NASD and state securities and insurance regulators. We are subject to changes in federal and state law, as well as regulations and governmental policies, income tax laws, and accounting principles. Regulations affecting banks and other financial institutions are undergoing continuous change, and the ultimate effect of such changes cannot be predicted. Regulations and laws may be modified at any time, and new legislation may be enacted that will affect us, Regions Bank and our subsidiaries. We cannot assure you that such modifications or new laws will not adversely affect us. Our regulatory position is discussed in greater detail under “Item 1. Business—Supervision and Regulation.”

Future issuances of additional securities could result in dilution of your ownership.

We may determine from time to time to issue additional securities to raise additional capital, support growth, or to make acquisitions. Further, we may issue stock options or other stock grants to retain and motivate our employees. These issuances of our securities will dilute the ownership interests of our shareholders.

Anti-takeover laws and certain agreements and charter provisions may adversely affect share value.

Certain provisions of state and federal law and our certificate of incorporation may make it more difficult for someone to acquire control of us without our Board of Directors’ approval. Under federal law, subject to certain exemptions, a person, entity, or group must notify the federal banking agencies before acquiring 10% or more of the outstanding voting stock of a bank holding company, including our shares. Banking agencies review the acquisition to determine if it will result in a change of control. The banking agencies have 60 days to act on the notice, and take into account several factors, including the resources of the acquiror and the antitrust effects of the acquisition. There also are provisions in our certificate of incorporation that may be used to delay or block a takeover attempt. As a result, these statutory provisions and provisions in our certificate of incorporation could result in Regions being less attractive to a potential acquiror.

Securities issued by Regions, including our common stock, are not FDIC insured.

Securities issued by Regions, including our common stock, are not savings or deposit accounts or other obligations of any bank and are not insured by the FDIC, the Deposit Insurance Fund, or any other governmental agency or instrumentality, or any private insurer, and are subject to investment risk, including the possible loss of principal.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Regions’ corporate headquarters occupy several floors of the main banking facility of Regions Bank, located at 1900 Fifth Avenue North, Birmingham, Alabama 35203.

Regions Bank, Regions’ banking subsidiary, operates through approximately 2,000 banking offices. Regions provides investment banking and brokerage services through 319 offices of Morgan Keegan, while Regions’ mortgage divisions operate 436 offices. For offices in premises leased by Regions and its subsidiaries, annual rentals totaled approximately $89.3 million as of December 31, 2006. During 2006, Regions and its subsidiaries received approximately $21.1 million in rentals for space leased to others. At December 31, 2006, there were no significant encumbrances on the offices, equipment and other operational facilities owned by Regions and its subsidiaries.

See Item 1. “Business” of this annual report for a description of the states in which Regions Bank branches and Morgan Keegan’s offices are located.

Item 3.	Legal Proceedings

Reference is made to Note 22 “Commitments and Contingencies,” to the consolidated financial statements incorporated by reference under Item 8 of this Annual Report on Form 10-K.

Regions is subject to litigation, including class action litigation, and claims in the ordinary course of business. Punitive damages are routinely claimed in these cases. Regions continues to be concerned about the general trend in litigation involving large damage awards against financial service company defendants.

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

A special meeting of the stockholders of Regions was held on October 3, 2006 at which meeting the stockholders of Regions approved the Agreement and Plan of Merger, dated May 24, 2006, between Regions and AmSouth. The vote was as follows:

Votes For	Votes Against	Abstentions	Broker Nonvotes
304,822,019	8,869,309	3,484,674	0

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Regions’ common stock, par value $.01 per share, is listed for trading on the New York Stock Exchange under the symbol RF. Quarterly high and low sales prices of and cash dividends declared on Regions common stock are set forth in Table 25 of Management’s Discussion and Analysis, which is incorporated herein by reference pursuant to Item 7 of this Form 10-K. As of February 20, 2007, there were 86,690 holders of record of Regions’ common stock (including participants in the Computershare Investment Plan for Regions Financial Corporation).

Restrictions on the ability of Regions Bank to transfer funds to Regions at December 31, 2006, are set forth in Note 12 of the Notes to Consolidated Financial Statements, which are incorporated herein by reference pursuant to Item 8 of this Form 10-K. A discussion of certain limitations on the ability of Regions Bank to pay dividends to Regions and the ability of Regions to pay dividends on its common stock is set forth in Item 1. “Business” under the heading “Supervision and Regulation – Payment of Dividends”.

The following table presents information regarding issuer purchases of equity securities during the fourth quarter of 2006.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2006—October 31, 2006	364,800	$37.91	364,800	18,534,513
November 1, 2006—November 30, 2006	2,447,400	36.85	2,447,400	16,087,113
December 1, 2006—December 31, 2006	2,160,700	37.01	2,160,700	13,926,413

Total	4,972,900	$37.00	4,972,900	13,926,413

On October 20, 2005, Regions’ Board of Directors assessed the repurchase authorization of Regions and authorized the repurchase of up to 25.0 million shares of Regions’ common stock through open market or privately negotiated transactions, in addition to the remaining 6.4 million shares under a previously-announced plan. The authorization was announced on October 21, 2005.

On January 18, 2007, Regions’ Board of Directors assessed the repurchase authorization of Regions and authorized the repurchase of an additional 50.0 million shares of Regions’ common stock through open market or privately negotiated transactions, in addition to the remaining 13.9 million shares under a previously-announced plan, and announced the authorization of this repurchase.

PERFORMANCE GRAPH

Set forth below is a graph comparing the yearly percentage change in the cumulative total return of Regions’ common stock against the cumulative total return of the S&P 500 Index and the S&P Banks Index for the past five years. This presentation assumes that the value of the investment in Regions’ common stock and in each index was $100 and that all dividends were reinvested.

	Period Ending
	12/31/2001	12/31/2002	12/31/2003	12/31/2004	12/31/2005	12/31/2006
Regions	$100.00	$115.23	$133.23	$164.28	$164.33	$188.84
S&P 500 Index	100.00	76.63	96.85	105.56	108.73	123.54
S&P Banks Index	100.00	96.05	117.91	130.73	124.52	139.79

Source: Thomson Financial

ITEM 6.	Selected Financial Data

The following table sets forth selected financial data for the last five years.

	2006	2005	2004	2003	2002	2001	Annual Change 2005-2006	Compound Growth Rate 2001-2006
	(In thousands, except per share data)
Summary of operating results
Net interest income	$3,353,442	$2,820,619	$2,113,034	$1,474,598	$1,497,588	$1,425,493	18.89%	18.66%
Provision for loan losses	142,500	165,000	128,500	121,500	127,500	165,402	(13.64)	(2.94)

Net interest income after provision for loan losses	3,210,942	2,655,619	1,984,534	1,353,098	1,370,088	1,260,091	20.91	20.57
Non-interest income	2,062,104	1,813,432	1,662,431	1,351,336	1,221,297	979,549	13.71	16.05
Non-interest expense	3,314,031	3,046,956	2,471,383	1,792,862	1,722,145	1,521,689	8.77	16.84

Income before income taxes	1,959,015	1,422,095	1,175,582	911,572	869,240	717,951	37.76	22.23
Income taxes	605,870	421,551	351,817	259,731	249,338	209,017	43.72	23.72

Net income	$1,353,145	$1,000,544	$823,765	$651,841	$619,902	$508,934	35.24	21.60

Net income available to common shareholders	$1,353,145	$1,000,544	$817,745	$651,841	$614,458	$508,934	35.24	21.60

Weighted-average number of shares outstanding:
Basic	501,681	461,171	368,656	274,212	276,936	277,455
Diluted	506,989	466,183	373,732	277,930	281,043	280,332
Earnings per share—basic	$2.70	$2.17	$2.22	$2.38	$2.22	$1.83	24.32	8.02
Earnings per share—diluted	2.67	2.15	2.19	2.35	2.19	1.82	24.36	8.01
Cash dividends declared per share	1.40	1.36	1.33	1.00	0.94	0.91	2.94	9.00

Selected year end balances
Loans, net of unearned income	$94,550,602	$58,404,913	$57,526,954	$32,184,323	$30,985,774	$30,885,348	61.89	25.08
Assets	143,369,021	84,785,600	84,106,438	48,597,996	47,938,840	45,382,712	69.10	25.87
Deposits	101,227,969	60,378,367	58,667,023	32,732,535	32,926,201	31,548,323	67.66	26.26
Long-term debt	8,642,649	6,971,680	7,239,585	5,711,752	5,386,109	4,747,674	23.97	12.73
Stockholders’ equity	20,701,454	10,614,283	10,749,457	4,452,115	4,178,422	4,035,765	95.03	38.68

Selected average balances
Loans, net of unearned income	$64,765,653	$58,002,167	$44,667,472	$31,455,173	$30,871,093	$30,946,736	11.66	15.92
Assets	95,800,277	85,096,467	66,838,148	48,476,392	46,139,872	44,655,132	12.58	16.49
Deposits	67,466,447	59,712,895	45,015,279	32,108,452	31,353,470	31,035,245	12.98	16.80
Long-term debt	6,855,601	7,175,075	6,519,193	5,493,097	5,156,481	4,793,657	(4.45)	7.42
Stockholders’ equity	12,368,632	10,677,831	7,548,207	4,328,618	4,058,819	3,772,029	15.83	26.81

Selected ratios
Net income to:
Average stockholders’ equity	10.94%	9.37%	10.91%	15.06%	15.27%	13.49%
Average total assets	1.41	1.18	1.23	1.34	1.34	1.14
Efficiency*	60.01	64.30	65.36	62.52	62.85	61.82
Dividend payout ratio	51.85	62.67	59.91	42.02	42.34	49.73
Average loans to average deposits	96.00	97.14	99.23	97.97	98.46	99.71
Average stockholders’ equity to average total assets	12.91	12.55	11.29	8.93	8.80	8.45
Average interest-bearing deposits to average total deposits	79.30	79.64	80.77	83.24	84.26	85.07

Note:	2006 information includes the effect of Regions’ acquisition of AmSouth on November 4, 2006. See Note 2 “Business Combinations” to the consolidated financial statements for further discussion (incorporated by reference pursuant to Item 8 of this 10-K from Regions’ Annual Report to Shareholders). 2004 information includes the effect of Regions’ acquisition of Union Planters on July 1, 2004.

*	The efficiency ratio is the quotient of non-interest expense divided by the sum of net interest income (on a tax equivalent basis) and non-interest income (excluding securities gains and losses). This ratio is commonly used by financial institutions as a measure of productivity.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

The section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Regions 2006 Annual Report to Shareholders is hereby incorporated herein by reference.

Item 7A.	Qualitative and Quantitative Disclosures About Market Risk

The information required by this item is included under the caption “Risk Management” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, which is incorporated herein by reference pursuant to Item 7, above.

Item 8.	Financial Statements and Supplementary Data

The Consolidated Financial Statements of Regions and Subsidiaries, the accompanying Notes to Consolidated Financial Statements, the Report of Independent Registered Public Accounting Firm and Table 25 in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Regions 2006 Annual Report to Shareholders are hereby incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A.	Controls and Procedures

Based on an evaluation, as of the end of the period covered by this Form 10-K, under the supervision and with the participation of Regions’ management, including its Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and the Chief Financial Officer have concluded that Regions’ disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) are effective. During the fourth fiscal quarter of the year ended December 31, 2006, there have been no changes in Regions’ internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Regions’ control over financial reporting, except changes resulting from the merger with AmSouth being implemented to incorporate the AmSouth operations within Regions’ systems of internal controls.

The Report on Management’s Assessment of Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm pertaining to internal control over financial reporting contained in Regions 2006 Annual Report to Shareholders are hereby incorporated herein by reference.

Item 9B.	Other Information

Not Applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Biographical and business experience information about the Directors and Director nominees of Regions included in Regions’ Proxy Statement for the Annual Meeting of Shareholders to be held on April 19, 2007 (the “Proxy Statement”) under the caption “ELECTION OF DIRECTORS” and the information incorporated by reference pursuant to Item 13 below are hereby incorporated herein by reference. Information on Regions’ executive officers is included below.

Information regarding Regions’ Audit Committee included under the captions “ELECTION OF DIRECTORS—The Board of Directors—Audit Committee” and “—Audit Committee Financial Experts” of the Proxy Statement is hereby incorporated herein by reference.

Information regarding late filings under Section 16(a) of the Securities Exchange Act of 1934 included in the Proxy Statement under the caption “VOTING SECURITIES AND PRINCIPAL HOLDERS THEREOF—Section 16(a) Beneficial Ownership Reporting Compliance” is hereby incorporated herein by reference.

Information regarding Regions’ Code of Ethics for Senior Financial Officers included in the Proxy Statement under the caption “ELECTION OF DIRECTORS—Code of Conduct for Senior Financial Officers” is hereby incorporated herein by reference.

Executive officers of the registrant as of December 31, 2006, are as follows:

Executive Officer	Age	Position and Offices Held with Registrant and Subsidiaries	Executive Officer Since*
Jackson W. Moore	58	Executive Chairman and Director, registrant and Regions Bank; Director Regions Interstate Billing Service, Inc. and Regions Insurance Group, Inc.	1989

C. Dowd Ritter	59	President and Chief Executive Officer and Director, registrant and Regions Bank. Previously Chairman, President and Chief Executive Officer of AmSouth Bancorporation and AmSouth Bank.	1991

Candice W. Bagby	57	Senior Executive Vice President and Consumer Banking Group Head, registrant and Regions Bank. Previously Senior Executive Vice President and Consumer Banking Group Head of AmSouth Bancorporation and AmSouth Bank. Director, Regions Bank.	1995

R. Alan Deer**	43	Executive Vice President, General Counsel and Corporate Secretary, registrant and Regions Bank.	2006

David B. Edmonds	53	Senior Executive Vice President and Head of Human Resources, registrant and Regions Bank. Previously, Senior Executive Vice President and Head of Human Resources of AmSouth Bancorporation and AmSouth Bank. Director, Regions Bank.	1994

G. Douglas Edwards	55	President and Chief Executive Officer, Morgan Keegan & Company, Inc.	2006

David C. Gordon	58	Senior Executive Vice President and Director of Operations and Technology, registrant and Regions Bank. Director, Regions Bank.	2003

Executive Officer	Age	Position and Offices Held with Registrant and Subsidiaries	Executive Officer Since*
O. B. Grayson Hall, Jr.	49	Senior Executive Vice President and Head of General Banking Group, Operations & Technology and Properties, registrant and Regions Bank. Previously Senior Executive Vice President and Lines of Business/Operations and Technology Group Head of AmSouth Bancorporation and AmSouth Bank. Director, Regions Bank.	1993

Richard D. Horsley ***	64	Head of Transaction and Integration, registrant and Regions Bank; Director and Vice President, Regions Agency, Inc.; Director, Regions Life Insurance Company and EFC Holdings Corporation.	1972

D. Bryan Jordan	45	Senior Executive Vice President and Chief Financial Officer, registrant and Regions Bank; Director and President, Regions Asset Management Company, Inc. and RAMCO-FL Holding, Inc.; Director, Regions Bank and Rebsamen Insurance, Inc.	2000

W. Charles Mayer, III	52	Senior Executive Vice President, registrant and Regions Bank; Previously Senior Executive Vice President of AmSouth Bancorporation and AmSouth Bank and General Banking Group Head. Director, Regions Bank and Regions Interstate Billing Service, Inc.	1994

Samuel E. Upchurch, Jr. **	55	Senior Executive Vice President, registrant and Regions Bank. Director, Regions Bank, Regions Interstate Billing Service, Inc., EFC Holdings Corporation, and Rebsamen Insurance, Inc.	1994

William C. Wells, II	48	Senior Executive Vice President and Chief Risk Officer, registrant and Regions Bank. Previously Senior Executive Vice President, Chief Risk Officer and Head of Risk Management Group, AmSouth Bancorporation and AmSouth Bank and Executive Vice President and Chief Risk Officer, SouthTrust Corporation and Senior Vice President of Loan Review, Compliance, Community Reinvestment, and Retail Risk Assessment, SouthTrust Corporation and SouthTrust Bank; Director, Regions Bank.	2005

Alton E. Yother	54	Executive Vice President and Controller, registrant and Regions Bank. Previously Executive Vice President and Chief Financial Officer, AmSouth Bancorporation and AmSouth Bank. Previously, Executive Vice President—Treasurer and Controller (Principal Financial Officer), SouthTrust Corporation.	2006

*	The years indicated are those in which the individual was first deemed to be an executive officer of registrant, including its predecessor companies former Regions Financial Corporation, Union Planters Corporation and AmSouth Bancorporation.
**	Resigned from Regions effective during first quarter 2007.
***	Retired from Regions December 31, 2006.

Item 11.	Executive Compensation

All information presented under the captions “COMPENSATION DISCUSSION AND ANALYSIS”, “2006 COMPENSATION”, “COMPENSATION COMMITTEE REPORT”, and “ELECTION OF DIRECTORS—Compensation Committee Interlocks and Insider Participation” of the Proxy Statement are incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

All information presented under the caption “VOTING SECURITIES AND PRINCIPAL HOLDERS THEREOF” of the Proxy Statement is incorporated herein by reference.

Equity Compensation Plan Information

The following table gives information about the common stock that may be issued upon the exercise of options, warrants and rights under all of Regions existing equity compensation plans as of December 31, 2006.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity Compensation Plans Approved by Stockholders	20,629,773	(a)	$29.17	18,846,100	(b)
Equity Compensation Plans Not Approved by Stockholders	28,175,374	(c)	$28.81	27,531,797	(d)

Total	48,805,147		$28.97	46,377,897

(a)	Does not include outstanding restricted stock awards.
(b)	Consists of shares available for future issuance under the Regions Financial Corporation 2006 Long Term Incentive Plan.
(c)	Consists of outstanding stock options issued under certain plans assumed by Regions in connection with business combinations, including 24,809,968 options assumed in connection with the Regions-AmSouth merger, 22,096,835 of which were issued under plans previously approved by AmSouth stockholders but not pre-merger Regions stockholders. In each instance, the number of shares subject to option and the exercise price of outstanding options have been adjusted to reflect the applicable exchange ratio. Does not include 441,765 shares issuable pursuant to outstanding rights under AmSouth deferred compensation plans.
(d)	This number of shares includes 626,866 shares reserved under the AmSouth Stock Option Plan for Outside Directors and 263,923 shares reserved under the AmSouth Deferred Compensation Plan for future issuance.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

All information presented under the captions “ELECTION OF DIRECTORS—Other Transactions”, “—Review, Approval or Ratification of Transactions with Related Persons” and “—Director Independence” of the Proxy Statement are incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

All information presented under the caption “RATIFICATION OF SELECTION OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM” of the Proxy Statement is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) 1. Consolidated Financial Statements.    The following report of independent registered public accounting firm and consolidated financial statements of Regions and its subsidiaries included in Regions 2006 Annual Report to Shareholders are incorporated by reference pursuant to Item 8 of this report:

Report of Independent Registered Public Accounting Firm;

Consolidated Statements of Condition—December 31, 2006 and 2005;

Consolidated Statements of Income—Years ended December 31, 2006, 2005 and 2004;

Consolidated Statements of Changes in Stockholders’ Equity—Years ended December 31, 2006, 2005 and 2004; and

Consolidated Statements of Cash Flows—Years ended December 31, 2006, 2005 and 2004.

Notes to Consolidated Financial Statements

2. Consolidated Financial Statement Schedules.    The following consolidated financial statement schedules are included in Item 8 hereto:

None. The Schedules to consolidated financial statements are not required under the related instructions or are inapplicable.

(b) Exhibits.    The exhibits indicated below are either included or incorporated by reference as indicated.

SEC Assigned Exhibit Number	Description of Exhibits
2.1	Agreement and Plan of Merger, dated as of May 24, 2006, by and between Regions Financial Corporation and AmSouth Bancorporation, incorporated by reference to Annex A to the joint proxy statement/prospectus contained in Registration Statement No. 333-135732 filed July 12, 2006.

3.1	Certificate of Incorporation as last amended on July 1, 2004, incorporated by reference to Exhibit 3.1 to Form 10-Q Quarterly Report filed by registrant on August 6, 2004.

3.2	Restated Bylaws as last amended on November 4, 2006

4	Instruments defining the rights of security holders, including indentures. The registrant hereby agrees to furnish to the Commission upon request copies of instruments defining the rights of holders of long term debt of the registrant and its consolidated subsidiaries; the total amount of such debt does not exceed 10% of the assets of the registrant and its subsidiaries on a consolidated basis.

10.1*	Regions Amended and Restated 1991 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.2 to Form 10-K Annual Report filed by registrant on March 14, 2005.

10.2*	Regions 1999 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.3 to Form 10-K Annual Report filed by registrant on March 14, 2005.

10.3*	Union Planters Corporation 1992 Stock Incentive Plan as Amended and Restated February 19, 2002, incorporated by reference to Exhibit 10(b) to Form 10-Q Quarterly Report filed by Union Planters Corporation on August 12, 2002.

10.4*	Union Planters 1998 Stock Incentive Plan for Officers and Employees, as amended, incorporated by reference to Exhibit 10(c) to Form 10-K Annual Report filed by Union Planters Corporation on March 14, 2003.

10.5*	Morgan Keegan 2000 Equity Compensation Plan, incorporated by reference to Exhibit 4.1 to Form S-8 registration statement filed by former Regions Financial Corporation on April 10, 2001, file no. 333-58638.

SEC Assigned Exhibit Number	Description of Exhibits
10.6*	Regions Supplemental Executive Retirement Plan, as amended, incorporated by reference to Exhibit 10.5 to Form 10-K Annual Report filed by former Regions Financial Corporation on March 24, 2003.

10.7*	Amendment to Regions Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10.8 to Form 10-K Annual Report filed by registrant on March 9, 2006.

10.8*	Regions Financial Corporation Amended and Restated 1996 Deferred Compensation Plan for former Executives of Union Planters Corporation, incorporated by reference to Exhibit 10.9 to Form 10-K Annual Report filed by registrant on March 9, 2006.

10.9*	Trust Under Union Planters Corporation Deferred Compensation Plan for Executives, incorporated by reference to Exhibit 10(m) to Form 10-Q Quarterly Report filed by Union Planters Corporation on November 12, 1999.

10.10*	Amendment to Trust Under Union Planters Corporation Deferred Compensation Plan for Executives, incorporated by reference to Exhibit 10(n) to Form 10-Q Quarterly Report filed by Union Planters Corporation on November 12, 1999.

10.11*	Regions Directors’ Deferred Stock Investment Plan, as amended, incorporated by reference to Exhibit 10.6 to Form 10-K Annual Report filed by former Regions Financial Corporation on March 24, 2003.

10.12*	Amendment to Regions Directors’ Deferred Stock Investment Plan, incorporated by reference to Exhibit 10.13 to Form 10-K Annual Report filed by registrant on March 9, 2006.

10.13*	Regions Supplemental 401(k) Plans, incorporated by reference to Exhibit 2.1 to Form S-8 registration statement filed by former Regions Financial Corporation on December 27, 2000, file no. 333-52764.

10.14*	Union Planters Corporation 2002 Senior Management Performance Incentive Plan, incorporated by reference to Exhibit 10(a) to Form 10-Q Quarterly Report filed by Union Planters Corporation on August 12, 2002.

10.15*	Union Planters Corporation Supplemental Retirement Plan for Executive Officers, incorporated by reference to Exhibit 10.14 to Form 10-K Annual Report filed by registrant on March 14, 2005.

10.16*	Amendment to Union Planters Corporation Supplemental Executive Retirement Plan for Executive Officers, incorporated by reference to Exhibit 10.15 to Form 10-K Annual Report filed by registrant on March 14, 2005.

10.17*	Amended and Restated Trust Under Union Planters Corporation Supplemental Executive Retirement Plan for Certain Executive Officers, incorporated by reference to Exhibit 10.16 to Form 10-K Annual Report filed by registrant on March 14, 2005.

10.18*	Amended Executive Financial Service Plan 2000, incorporated by reference to Exhibit 10(bb) to Form 10-K Annual Report filed by Union Planters Corporation on March 23, 2001.

10.19*	Regions Financial Corporation Executive Bonus Plan, incorporated by reference to Exhibit 99 to Form 8-K Current Report dated May 19, 2005, and filed by registrant on May 25, 2005.

10.20*	Form of deferred compensation agreement implementing deferred compensation arrangements with certain directors who were formerly directors of Union Planters Corporation, incorporated by reference to Exhibit 10.19 to Form 10-K Annual Report filed by registrant on March 14, 2005.

SEC Assigned Exhibit Number	Description of Exhibits
10.21*	Employment Agreement dated as of September 1, 2001, between registrant and Carl E. Jones, Jr., Chairman and Chief Executive Officer, incorporated by reference to Exhibit 10.4 to Form 10-K Annual Report filed by former Regions Financial Corporation on March 22, 2002.

10.22*	Amended and Restated Employment Agreement dated April 17, 1997 between registrant and Jackson W. Moore, Vice Chairman, President and CEO Designate, with amendment dated as of September 26, 2000, and amendment dated as of January 22, 2004, incorporated by reference to Exhibit 10.21 to Form 10-K Annual Report filed by registrant on March 14, 2005.

10.23*	Supplemental Executive Retirement Agreement between registrant and Jackson W. Moore, dated February 23, 1995, incorporated by reference to Exhibit 10.22 to Form 10-K Annual Report filed by registrant on March 14, 2005.

10.24*	Letter of Understanding, dated May 16, 2005, between Jackson W. Moore and Regions Financial Corporation, incorporated by reference to Exhibit 99.1 to Form 8-K Current Report dated May 16, 2005, and filed by registrant on May 17, 2005.

10.25*	Amended and Restated Employment Agreement, dated June 29, 2005, between Jackson W. Moore and Regions Financial Corporation, incorporated by reference to Exhibit 99.1 to Form 8-K Current Report dated June 29, 2005, and filed by registrant on July 6, 2005.

10.26*	Employment Agreement, dated as of May 24, 2006, by and between Regions Financial Corporation and Jackson W. Moore, incorporated by reference to Exhibit 10.1 to Form 8-K Annual Report filed by registrant on May 31, 2006.

10.27*	Employment Agreement dated as of September 1, 2001, between registrant and Richard D. Horsley, Chief Operating Officer, incorporated by reference to Exhibit 10.10 to Form 10-K Annual Report filed by former Regions Financial Corporation on March 22, 2005.

10.28*	Amendment, executed June 29, 2005, to Employment Agreement dated September 1, 2001 between Richard D. Horsley and Regions Financial Corporation, incorporated by reference to Exhibit 99.2 to Form 8-K Current Report dated June 29, 2005, and filed by registrant on July 6, 2005.

10.29*	Career award agreement dated December 20, 2005, between Richard D. Horsley and Regions Financial Corporation, incorporated by reference to Exhibit 99.4 to Form 8-K Current Report dated December 20, 2005, and filed by registrant on December 23, 2005.

10.30*	Amended and restated Employment Agreement dated as of October 18, 2006, with Richard D. Horsley, incorporated by reference to Exhibit 99.1 to Form 8-K Current Report dated October 24, 2006 and filed by the registrant on October 27, 2006.

10.31*	Employment Agreement dated as of September 1, 2001, between registrant and Allen B. Morgan, Jr., Chairman of Morgan Keegan & Company, Inc., incorporated by reference to Exhibit 10.6 to Form 10-K Annual Report filed by former Regions Financial Corporation on March 22, 2002.

10.32*	Form of change of control agreement between registrant and various officers, including executive officers R. Alan Deer, David C. Gordon, D. Bryan Jordan, and Samuel E. Upchurch, Jr., dated as of December 14, 2005 and executed December 20, 2005, by registrant and each of such parties as a separate agreement, incorporated by reference to Exhibit 99.1 to Form 8-K Current Report dated December 20, 2005, and filed by registrant on December 23, 2005.

10.33*	Form of career award agreement between registrant and various officers, including executive officers R. Alan Deer, D. Bryan Jordan, and, Samuel E. Upchurch, Jr., dated as of December 20, 2005, and executed by registrant and each of such parties as a separate agreement, incorporated by reference to Exhibit 99.3 to Form 8-K Current Report dated December 20, 2005, and filed by registrant on December 23, 2005.

SEC Assigned Exhibit Number	Description of Exhibits
10.34*	Career award agreement between registrant and David C. Gordon, dated and executed as of December 20, 2005, incorporated by reference to Exhibit 99.5 to Form 8-K Current Report dated December 20, 2005, and filed by registrant on December 23, 2005.

10.35*	Form of Regions Financial Corporation career award severance arrangement effective December 20, 2005, incorporated by reference to Exhibit 99.8 to Form 8-K Current Report dated December 20, 2005, and filed by registrant on December 23, 2005.

10.36*	Regions Financial Corporation 2006 Long Term Incentive Plan, incorporated by reference to Exhibit 99.1 to Form 8-K Current Report dated May 18, 2006, and filed by registrant on May 23, 2006.

10.37*	Form of memorandum distributed commencing September 6, 2006, to participants in the Regions Career Award Program, incorporated by reference to Exhibit 99.1 to Form 8-K Current Report dated September 6, 2006 and filed by registrant on September 11, 2006.

10.38*	Form of memorandum distributed commencing September 6, 2006, to certain Regions executive officers with change of control agreements (or change of control provisions in employment agreements), incorporated by reference to Exhibit 99.1 to Form 8-K Current Report dated September 6, 2006 and filed by registrant on September 11, 2006.

10.39*	Employment agreement dated as of October 18, 2006 with G. Douglas Edwards, the President and Chief Executive Officer of Morgan Keegan & Company, Inc., incorporated by reference to Exhibit 99.2 to Form 8-K Current Report dated October 24, 2006 and filed by registrant on October 27, 2006.

10.40*	Revisions to performance restricted stock awards adopted October 18, 2006, incorporated by reference to Form 8-K Current Report dated October 18, 2006 and filed by registrant on October 24, 2006.

10.41*	Form of Award Agreement for Incentive Stock Options, incorporated by reference to Exhibit 99.9 to Form 8-K Current Report dated December 20, 2005 and filed by registrant on December 23, 2005.

10.42*	Form of Award Agreement for Nonqualified Stock Options, incorporated by reference to Exhibit 99.10 to Form 8-K Current Report dated December 20, 2005 and filed by registrant on December 23, 2005.

10.43*	Form of Award Agreement for Restricted Stock Awards, incorporated by reference to Exhibit 99.11 to Form 8-K Current Report dated December 20, 2005 and filed by registrant on December 23, 2005.

10.44*	AmSouth Bancorporation Executive Incentive Plan, as amended, incorporated by reference to Exhibit 10.1 to AmSouth Bancorporation’s Form 10-Q Quarterly Report for the quarter ended September 30, 2004.

10.45*	AmSouth Bancorporation Amended and Restated Supplemental Retirement Plan, incorporated by reference to Exhibit 10.1 to AmSouth Bancorporation’s Form 10-Q Quarterly Report for the quarter ended June 30, 2004.

10.46*	Amendment Number One to the AmSouth Bancorporation Supplemental Retirement Plan adopted November 3, 2006.

10.47*	AmSouth Bancorporation 1996 Long Term Incentive Compensation Plan, as amended, incorporated by reference to Exhibit 10.2 to AmSouth Bancorporation’s Form 10-Q Quarterly Report for the quarter ended September 30, 2004.

SEC Assigned Exhibit Number	Description of Exhibits

10.48*	Amendment Number 1 to the AmSouth Bancorporation 1996 Long Term Incentive Compensation Plan, incorporated by reference to Exhibit 10.1 to AmSouth’s Quarterly Report on Form 10-Q Quarterly Report for the quarter ended March 31, 2006.

10.49*	Amended and Restated Deferred Compensation Plan for Directors of AmSouth Bancorporation, incorporated by reference to Exhibit 10-q to AmSouth’s Form 10-K Annual Report for the year ended December 31, 1997, filed with the Securities and Exchange Commission in Washington, D.C., SEC File No. 1-7476, former File No. 0-6907.

10.50*	Amendment No. 1 to the Amended and Restated Deferred Compensation Plan for Directors of AmSouth Bancorporation adopted effective November 4, 2006.

10.51*	AmSouth Bancorporation Amended and Restated Supplemental Thrift Plan, incorporated by reference to Exhibit 10.2 to AmSouth Bancorporation’s Form 10-Q Quarterly Report for the quarter ended June 30, 2004.

10.52*	Amendment No. 1 to the AmSouth Bancorporation Supplemental Thrift Plan, incorporated by reference to Exhibit 10.10 to AmSouth Bancorporation’s Form 10-K Annual Report for the year ended December 31, 2005.

10.53*	Amendment Number Two to the AmSouth Bancorporation Supplemental Thrift Plan adopted November 3, 2006.

10.54*	Employment Agreement for C. Dowd Ritter, incorporated by reference to Exhibit 10-m to AmSouth Bancorporation’s Form 10-K Annual Report for the year ended December 31, 1999, filed with the Securities and Exchange Commission in Washington, D.C., SEC File No. 1-7476, former File No. 0-6907.

10.55*	Amendment to Employment Agreement for C. Dowd Ritter, incorporated by reference to Exhibit 10.2 to AmSouth Bancorporation’s Form 10-Q Quarterly Report for the quarter ended March 31, 2004.

10.56*	Letter from C. Dowd Ritter to AmSouth Bancorporation dated May 24, 2006, incorporated by reference to Exhibit 10.1 to AmSouth Bancorporation’s Form 8-K Current Report filed May 31, 2006.

10.57*	Form of AmSouth Bancorporation Change-in-Control Agreement for certain Executive Officers, including David B. Edmonds, O.B. Grayson Hall, Jr., W. Charles Mayer, III, Candice W. Bagby, and William C. Wells, II, incorporated by reference to Exhibit 10.12 of AmSouth Bancorporation’s Form 10-K Annual Report for the year ended December 31, 2005.

10.58*	AmSouth Bancorporation Deferred Compensation Plan, incorporated by reference to Exhibit 10.13 to AmSouth Bancorporation’s Form 10-K Annual Report for the year ended December 31, 2004.

10.59*	Amendment Number 1 to the AmSouth Bancorporation Deferred Compensation Plan effective November 4, 2006.

10.60*	AmSouth Bancorporation Amended and Restated Stock Option Plan for Outside Directors, incorporated by reference to Appendix E to AmSouth Bancorporation’s Proxy Statement dated March 10, 2004 for the Annual Meeting of Shareholders held April 15, 2004.

10.61*	Life Insurance Agreements incorporated by reference to Exhibit 10.16 of AmSouth Bancorporation’s Form 10-K Annual Report for the year ended December 31, 2005.

10.62*	Supplemental Long-Term Disability Plan, incorporated by reference to Exhibit 10-b to AmSouth Bancorporation’s Form 10-Q Quarterly Report for the quarter ended March 31, 1998, filed with the Securities and Exchange Commission in Washington, D.C., SEC File No. 1-7476, former File No. 0-6907.

SEC Assigned Exhibit Number	Description of Exhibits
10.63*	AmSouth Bancorporation Amended and Restated 1991 Employee Stock Incentive Plan, incorporated by reference to attachment A to Proxy Statement of First American Corporation dated and filed March 20, 1997, SEC File No. 0-6198.

10.64*	First American Corporation Directors’ Deferred Compensation Plan, incorporated by reference to Exhibit 10-a to AmSouth Bancorporation’s Form 10-Q Quarterly Report for the quarter ended March 31, 2002.

10.65*	AmSouth Bancorporation Form of Performance Unit Grant Agreement, incorporated by reference to Exhibit 10.1 to AmSouth Bancorporation’s Form 8-K Current Report filed on February 11, 2005.

10.66*	AmSouth Bancorporation Form of Stock Option Grant Agreement, incorporated by reference as Exhibit 10.2 to AmSouth Bancorporation’s Form 8-K Current Report filed on February 11, 2005.

10.67*	AmSouth Bancorporation Form of Stock Option Grant Agreement for Directors, incorporated by reference to Exhibit 10.1 to AmSouth Bancorporation’s Form 8-K Current Report filed on April 26, 2005.

10.68*	AmSouth Bancorporation 2006 Long Term Incentive Compensation Plan, incorporated by reference to Appendix C to AmSouth Bancorporation’s Proxy Statement dated March 10, 2006 for the AmSouth Annual Meeting of Shareholders held April 20, 2006.

10.69*	Form of Restricted Stock Grant Agreement under AmSouth Bancorporation 1996 Long Term Incentive Compensation Plan, incorporated by reference to Exhibit 10.1 to AmSouth Bancorporation’s Form 8-K Current Report filed April 5, 2006.

10.70*	Form of Indemnification Agreement for Directors of AmSouth Bancorporation, incorporated by reference to Exhibit 10.2 to AmSouth Bancorporation’s Form 8-K Current Report filed April 20, 2006.

10.71*	Morgan Keegan & Company Deferred Compensation Plan and form of deferral agreement.

12	Statements re computation of ratios.

13	Regions Financial Corporation’s 2006 Annual Report to Shareholders, excluding the portions thereof not incorporated by reference in this Form 10-K Annual Report.

21	List of subsidiaries of registrant.

23	Consent of independent registered public accounting firm.

24	Powers of Attorney.

31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Compensatory plan or agreement.

Copies of the exhibits are available to stockholders upon request to:

Investor Relations

1900 Fifth Avenue North

Post Office Box 11007

Birmingham, Alabama 35203

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGIONS FINANCIAL CORPORATION

By:	/s/ C. DOWD RITTER
C. Dowd Ritter
President and Chief Executive Officer

Date: March 1, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ C. DOWD RITTER C. Dowd Ritter	President, Chief Executive Officer, and Director (principal executive officer)	March 1, 2007

/s/ D. BRYAN JORDAN D. Bryan Jordan	Senior Executive Vice President and Chief Financial Officer (principal financial officer)	March 1, 2007

/s/ ALTON E. YOTHER Alton E. Yother	Executive Vice President and Controller (principal accounting officer)	March 1, 2007

/s/ JACKSON W. MOORE Jackson W. Moore	Executive Chairman and Director	March 1, 2007

* Allen B. Morgan, Jr.	Vice Chairman, Director and Chairman, Morgan Keegan & Company, Inc.	March 1, 2007

* Samuel W. Bartholomew, Jr.	Director	March 1, 2007

* George W. Bryan	Director	March 1, 2007

* David J. Cooper, Sr.	Director	March 1, 2007

* Earnest W. Deavenport, Jr.	Director	March 1, 2007

* Don DeFosset	Director	March 1, 2007

Signature	Title	Date

* Martha R. Ingram	Director	March 1, 2007

* Ronald L. Kuehn, Jr.	Director	March 1, 2007

* James R. Malone	Director	March 1, 2007

* Susan W. Matlock	Director	March 1, 2007

* Charles D. McCrary	Director	March 1, 2007

* Claude B. Nielsen	Director	March 1, 2007

* Jorge M. Perez	Director	March 1, 2007

* Malcolm Portera	Director	March 1, 2007

* John R. Roberts	Director	March 1, 2007

* Lee J. Styslinger, III	Director	March 1, 2007

* Robert R. Waller	Director	March 1, 2007

* Spence L. Wilson	Director	March 1, 2007

* Harry W. Witt	Director	March 1, 2007

*	John D. Buchanan, by signing his name hereto, does sign this document on behalf of each of the persons indicated above pursuant to powers of attorney executed by such persons and filed with the Securities and Exchange Commission.

By:	/s/ JOHN D. BUCHANAN
John D. Buchanan
Attorney in Fact