Form 10-Q
period 2007-03-31
REGIONS FINANCIAL CORP
filed 2007-05-07
CIK 1281761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2007

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission File Number:	000-50831

Regions Financial Corporation
(Exact name of registrant as specified in its charter)

Delaware	63-0589368
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

1900 Fifth Avenue North Birmingham, Alabama	35203
(Address of principal executive offices)	(Zip code)

(205) 944-1300
(Registrant’s telephone number, including area code)

NOT APPLICABLE
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  (Check one): ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act).  Large accelerated filer  ☒ Accelerated filer  ☐ Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The number of shares outstanding of each of the issuer’s classes of common stock was 704,706,000 shares of common stock, par value $.01, outstanding as of April 30, 2007.

REGIONS FINANCIAL CORPORATION

FORM 10-Q

Forward Looking Statements

This Quarterly Report on Form 10-Q, other periodic reports filed by Regions Financial Corporation (“Regions”) under the Securities Exchange Act of 1934, as amended, and any other written or oral statements made by or on behalf of Regions may include forward looking statements. The Private Securities Litigation Reform Act of 1995 (“the Act”) provides a “safe-harbor” for forward-looking statements which are identified as such and are accompanied by the identification of important factors that could cause actual results to differ materially from the forward-looking statements. For these statements, we, together with our subsidiaries, unless the context implies otherwise, claim the protection afforded by the safe harbor in the Act. Forward-looking statements are not based on historical information, but rather are related to future operations, strategies, financial results, or other developments. Forward-looking statements are based on management’s expectations as well as certain assumptions and estimates made by, and information available to, management at the time the statements are made. Those statements are based on general assumptions and are subject to various risks, uncertainties and other factors that may cause actual results to differ materially from the views, beliefs and projections expressed in such statements. These risks, uncertainties and other factors include, but are not limited to, those described below:

•

Regions’ ability to achieve the earnings expectations related to businesses that have been acquired, including its merger with AmSouth Bancorporation (“AmSouth”) in November 2006, or that may be acquired in the future, which in turn depends on a variety of factors, including:

¡	Regions’ ability to achieve the anticipated cost savings and revenue enhancements with respect to the acquired operations, or lower than expected revenues from continuing operations;

¡	The assimilation of the combined companies’ corporate cultures;

¡	The continued growth of the markets that the acquired entities serve, consistent with recent historical experience;

¡	Difficulties related to the integration of the businesses, including integration of information systems and retention of key personnel;

¡	The effect of required divestitures of branches operated by AmSouth prior to the merger.

•	Regions’ ability to expand into new markets and to maintain profit margins in the face of competitive pressures.

•	Regions’ ability to keep pace with technological changes.

•	Regions’ ability to develop competitive new products and services in a timely manner and the acceptance of such products and services by Regions’ customers and potential customers.

•	Regions’ ability to effectively manage interest rate risk, market risk, credit risk, operational risk, legal risk, and regulatory and compliance risk.

•	Regions’ ability to manage fluctuations in the value of assets and liabilities and off-balance sheet exposure so as to maintain sufficient capital and liquidity to support Regions’ business.

•	The cost and other effects of material contingencies, including litigation contingencies.

•	The effects of increased competition from both banks and non-banks.

•

Further easing of restrictions on participants in the financial services industry, such as banks, securities brokers and dealers, investment companies and finance companies, may increase competitive pressures.

•	Possible changes in interest rates may increase funding costs and reduce earning asset yields, thus reducing margins.

•	Possible changes in general economic and business conditions in the United States in general and in the communities Regions serves in particular.

•	Possible changes in the creditworthiness of customers and the possible impairment of collectibility of loans.

•	The effects of geopolitical instability and risks such as terrorist attacks.

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

PART I

FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)	March 31 2007	December 31 2006	March 31 2006
Assets
Cash and due from banks	$2,991,232	$3,550,742	$2,059,251
Interest-bearing deposits in other banks	37,365	270,601	37,049
Federal funds sold and securities purchased under agreements to resell	1,154,994	896,075	869,117
Trading account assets	1,490,374	1,442,994	1,119,854
Securities available for sale	18,361,050	18,514,332	11,823,198
Securities held to maturity	46,008	47,728	30,591
Loans held for sale	1,175,650	3,308,064	1,547,840
Loans held for sale-divestitures	-	1,612,237	-
Margin receivables	555,580	570,063	563,202
Loans, net of unearned income	94,168,260	94,550,602	58,460,211
Allowance for loan losses	(1,056,260)	(1,055,953)	(782,368)

Net loans	93,112,000	93,494,649	57,677,843
Premises and equipment, net	2,372,800	2,398,494	1,109,587
Interest receivable	627,918	666,410	402,072
Excess purchase price	11,191,675	11,175,647	4,987,770
Mortgage servicing rights (MSRs)	367,222	374,871	413,672
Other identifiable intangible assets	914,410	957,834	304,008
Other assets	3,669,790	4,088,280	1,649,464

Total assets	$138,068,068	$143,369,021	$84,594,518

Liabilities and Stockholders’ Equity
Deposits:
Non-interest-bearing	$19,942,928	$20,175,482	$13,328,143
Non-interest-bearing-divestitures	-	533,295	-
Interest-bearing	75,393,720	78,281,120	47,191,336
Interest-bearing-divestitures	-	2,238,072	-

Total deposits	95,336,648	101,227,969	60,519,479
Borrowed funds:
Short-term borrowings:
Federal funds purchased and securities sold under agreements to repurchase	8,159,929	7,676,254	3,900,737
Other short-term borrowings	2,356,205	1,990,817	995,312

Total short-term borrowings	10,516,134	9,667,071	4,896,049
Long-term borrowings	8,593,117	8,642,649	6,621,710

Total borrowed funds	19,109,251	18,309,720	11,517,759
Other liabilities	3,308,003	3,129,878	1,900,495

Total liabilities	117,753,902	122,667,567	73,937,733
Stockholders’ equity:
Common stock, par value $.01 a share:
Authorized 1,500,000,000 shares
Issued including treasury stock - 732,036,345; 730,275,510 and 477,796,812 shares, respectively	7,320	7,303	4,778
Additional paid-in capital	16,447,358	16,339,726	7,360,704
Undivided profits	4,289,354	4,493,245	4,169,678
Treasury stock, at cost - 10,211,100; 200,000 and 21,096,200 shares, respectively	(368,837)	(7,548)	(708,593)
Accumulated other comprehensive loss	(61,029)	(131,272)	(169,782)

Total stockholders’ equity	20,314,166	20,701,454	10,656,785

Total liabilities and stockholders’ equity	$138,068,068	$143,369,021	$84,594,518

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended March 31
(In thousands, except per share data)	2007	2006
Interest income on:
Loans, including fees	$1,773,404	$1,005,790
Securities:
Taxable	224,319	131,651
Tax-exempt	11,048	8,116

Total securities	235,367	139,767
Loans held for sale	48,342	10,816
Federal funds sold and securities purchased under agreements to resell	16,373	10,490
Trading account assets	15,620	9,853
Margin receivables	9,610	8,673
Time deposits in other banks	1,179	544

Total interest income	2,099,895	1,185,933
Interest expense on:
Deposits	687,459	314,708
Short-term borrowings	120,661	50,133
Long-term borrowings	122,737	88,164

Total interest expense	930,857	453,005

Net interest income	1,169,038	732,928
Provision for loan losses	47,000	27,620

Net interest income after provision for loan losses	1,122,038	705,308
Non-interest income:
Service charges on deposit accounts	284,097	143,640
Brokerage and investment banking	199,748	166,793
Trust department income	49,929	34,555
Mortgage income	37,021	43,286
Securities gains, net	304	11
Other	125,813	72,106

Total non-interest income	696,912	460,391
Non-interest expense:
Salaries and employee benefits	608,939	429,949
Net occupancy expense	93,531	58,630
Furniture and equipment expense	72,809	32,908
Other	333,687	207,525

Total non-interest expense	1,108,966	729,012

Income before income taxes from continuing operations	709,984	436,687
Income taxes	235,908	137,545

Income from continuing operations	474,076	299,142

Discontinued operations (Note 9):
Loss from discontinued operations before income taxes	(215,818)	(7,437)
Income tax benefit	(74,723)	(2,975)

Loss from discontinued operations, net of tax	(141,095)	(4,462)

Net income	$332,981	$294,680

Weighted-average number of shares outstanding:
Basic	726,921	456,442
Diluted	734,534	461,043

Earnings per share from continuing operations (1):
Basic	$0.65	$0.66
Diluted	0.65	0.65

Earnings per share from discontinued operations (1):
Basic	(0.19)	(0.01)
Diluted	(0.19)	(0.01)

Earnings per share (1):
Basic	0.46	0.65
Diluted	0.45	0.64

Cash dividends declared per share	0.36	0.35

(1)	Certain per share amounts may not appear to reconcile due to rounding.

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Undivided Profits	Treasury Stock, At Cost	Accumulated Other Comprehensive Income (Loss)	Total
(In thousands, except per share amounts)	Shares	Amount
BALANCE AT JANUARY 1, 2006	456,347	$4,738	$7,248,855	$4,034,905	$(581,890)	$(92,325)	$10,614,283
Comprehensive income:
Net income	-	-	-	294,680	-	-	294,680
Net change in unrealized gains and losses on securities available for sale, net of tax and reclassification adjustment*	-	-	-	-	-	(77,950)	(77,950)
Net change in unrealized gains and losses on derivative instruments, net of tax and reclassification adjustment*	-	-	-	-	-	493	493

Comprehensive income							217,223
Cash dividends declared - $0.35 per share	-	-	-	(159,907)	-	-	(159,907)
Purchase of treasury stock	(3,687)	-	-	-	(126,703)	-	(126,703)
Common stock transactions:
Stock issued to employees under incentive plans, net	918	9	(1,175)	-	-	-	(1,166)
Stock options exercised	3,123	31	102,512	-	-	-	102,543
Amortization of unearned restricted stock	-	-	10,512	-	-	-	10,512

BALANCE AT MARCH 31, 2006	456,701	$4,778	$7,360,704	$4,169,678	$(708,593)	$(169,782)	$10,656,785

BALANCE AT JANUARY 1, 2007	730,076	$7,303	$16,339,726	$4,493,245	$(7,548)	$(131,272)	$20,701,454
Cumulative effect of change in accounting principles (Notes 7 and 11)	-	-	-	(269,403)	-	-	(269,403)
Comprehensive income:
Net income	-	-	-	332,981	-	-	332,981
Net change in unrealized gains and losses on securities available for sale, net of tax and reclassification adjustment*	-	-	-	-	-	41,867	41,867
Net change in unrealized gains and losses on derivative instruments, net of tax and reclassification adjustment*	-	-	-	-	-	24,779	24,779
Net change from defined benefit pension plans, net of tax*	-	-	-	-	-	3,597	3,597

Comprehensive income							403,224
Cash dividends declared - $0.36 per share	-	-	-	(267,469)	-	-	(267,469)
Purchase of treasury stock	(10,011)	-	-	-	(361,289)	-	(361,289)
Common stock transactions:
Stock issued to employees under incentive plans, net	161	1	(6,387)	-	-	-	(6,386)
Stock options exercised	1,599	16	90,341	-	-	-	90,357
Amortization of unearned restricted stock	-	-	23,678	-	-	-	23,678

BALANCE AT MARCH 31, 2007	721,825	$7,320	$16,447,358	$4,289,354	$(368,837)	$(61,029)	$20,314,166

See notes to consolidated financial statements.

*	See disclosure of reclassification adjustment amount and tax effect, as applicable, in Note 4 to the consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31
(In thousands)	2007	2006
Operating activities:
Net income	$332,981	$294,680
Adjustments to reconcile net cash provided by operating activities:
Provision for loan losses	47,000	27,500
Depreciation and amortization of premises and equipment	67,519	30,053
Provision for (recapture of) impairment of mortgage servicing rights	1,000	(9,000)
Provision for losses on other real estate	1,981	1,184
Net (accretion) amortization of securities	(6,367)	1,759
Net amortization of loans and other assets	82,041	41,755
Net (amortization) accretion of deposits and borrowings	(17,675)	110
Net securities gains	(304)	(11)
Net loss (gain) on sale of premises and equipment	88	(2,920)
Gain on exchange of NYSE seats for NYSE publicly traded stock	-	(13,111)
Deferred income tax (benefit) expense	(172,182)	5,860
Excess tax benefits from share-based payments	(417)	(8,512)
Originations and purchases of loans held for sale	(2,842,013)	(3,004,588)
Proceeds from sales of loans held for sale	6,346,283	2,988,412
Increase in trading account assets	(47,380)	(105,737)
Decrease (increase) in margin receivables	14,483	(35,885)
Decrease in interest receivable	32,692	18,746
Decrease (increase) in other assets	186,915	(21,391)
Increase in other liabilities	494,065	95,105
Other	14,522	(1,166)

Net cash provided by operating activities	4,535,232	302,843

Investing activities:
Proceeds from sale of securities available for sale	14,069	10,324
Proceeds from maturity of:
Securities available for sale	561,938	617,505
Securities held to maturity	1,267	954
Purchases of:
Securities available for sale	(223,721)	(629,028)
Securities held to maturity	(29)	(981)
Net decrease (increase) in loans	310,840	(83,956)
Net purchase of premises and equipment	(52,725)	(14,431)
Net increase in customers’ acceptance liability	(2,327)	(2,557)
Disposition of business	(68,599)	-

Net cash provided by (used in) investing activities	540,713	(102,170)

Financing activities:
Net (decrease) increase in deposits	(5,873,646)	141,002
Net increase (decrease) in short-term borrowings	849,063	(70,230)
Proceeds from long-term borrowings	62,716	49,925
Payments on long-term borrowings	(112,248)	(399,895)
Net decrease in bank acceptance liability	2,327	2,557
Cash dividends	(267,469)	(159,907)
Purchase of treasury stock	(361,289)	(126,703)
Proceeds from exercise of stock options	90,357	102,543
Excess tax benefits from share-based payments	417	8,512

Net cash used in financing activities	(5,609,772)	(452,196)

Decrease in cash and cash equivalents	(533,827)	(251,523)

Cash and cash equivalents at beginning of year	4,717,418	3,216,940

Cash and cash equivalents at end of period	$4,183,591	$2,965,417

See notes to consolidated financial statements

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Three months ended March 31, 2007 and 2006

NOTE 1 – Basis of Presentation

Regions Financial Corporation (“Regions” or the “Company”) provides a full range of banking and bank-related services to individual and corporate customers through its subsidiaries and branch offices located in Alabama, Arkansas, Florida, Georgia, Illinois, Indiana, Iowa, Kentucky, Louisiana, Mississippi, Missouri, North Carolina, South Carolina, Tennessee, Texas and Virginia. The Company is subject to intense competition from other financial institutions, is subject to the regulations of certain government agencies and undergoes periodic examinations by those regulatory authorities.

The accounting policies of Regions and the methods of applying those policies that materially affect the consolidated financial statements conform with accounting principles generally accepted in the United States (“GAAP”) and with general financial services industry practices. The accompanying interim financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and notes to the consolidated financial statements necessary for a complete presentation of financial position, results of operations and cash flows in conformity with GAAP. In the opinion of management, all adjustments, consisting of only normal and recurring items, necessary for the fair presentation of the consolidated financial statements have been included. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto, incorporated by reference, of the Regions’ Annual Report on Form 10-K for the year ended December 31, 2006.

Certain amounts in the prior periods’ financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on net income, total assets or stockholders’ equity.

NOTE 2 – Business Combinations

AmSouth Merger

On November 4, 2006, Regions completed its merger with AmSouth Bancorporation (“AmSouth”), headquartered in Birmingham, Alabama. In the transaction, AmSouth was merged with and into Regions Financial Corporation. Each share of AmSouth common stock was converted into 0.7974 of a share of Regions common stock. The merger was accounted for as a purchase of 100% of the voting interests of AmSouth by Regions for accounting and financial reporting purposes. As a result, the historical financial statements of Regions are the historical financial statements of the combined company.

Regions’ consolidated financial statements include the results of operations of acquired companies only from their respective dates of acquisition. The following unaudited summary information presents the consolidated results of operations of Regions on a pro forma basis for the quarter ended March 31, 2006, as if AmSouth had been acquired on January 1, 2006. The pro forma summary information does not necessarily reflect the results of operations that would have occurred if the acquisition had occurred at the beginning of the period presented, or of results which may occur in the future.

(In thousands, except per share data)	Unaudited
Net interest income	$1,209,983
Provision for loan losses	54,920

Net interest income after provision for loan losses	1,155,063
Non-interest income	680,621
Non-interest expense	1,098,578

Income before income taxes from continuing operations	737,106
Income taxes	238,036

Income from continuing operations	499,070

Discontinued operations (Note 9):
Loss from discontinued operations before income taxes	(7,437)
Income tax benefit	(2,975)

Loss from discontinued operations, net of taxes	(4,462)

Net income	$494,608

Weighted-average number of shares outstanding:
Basic	733,537
Diluted	738,138
Earnings per share from continuing operations (1):
Basic	$0.68
Diluted	0.68
Earnings per share from discontinued operations (1):
Basic	(0.01)
Diluted	(0.01)
Earnings per share (1):
Basic	0.67
Diluted	0.67

(1)	Certain per share amounts may not appear to reconcile due to rounding.

Restructuring Liabilities – Relating to the AmSouth merger, approximately $64.9 million of restructuring liabilities were recorded in the fourth quarter of 2006, resulting in an increase to excess purchase price. The balance is comprised of approximately $42.1 million for severance and change-in-control provisions and $22.8 million for contract terminations related to the acquisition. As of March 31, 2007, cash payments totaling $13.7 million were made for severance and change-in-control provisions, while $7.7 million were paid for contract terminations resulting in a liability of $43.5 million at March 31, 2007. As more information becomes available regarding the Company’s finalization of its plans to exit certain activities related to AmSouth and/or involuntarily terminate former AmSouth employees, additional restructuring liabilities may be accrued and reflected in excess purchase price.

Branch Divestitures – During the first quarter of 2007, Regions completed the divestiture of 52 former AmSouth branches. These divestitures were required by the Department of Justice and the Board of Governors of the Federal Reserve in markets where the merger may have affected competition. The premium received from the divestitures is reflected in excess purchase price.

Assets Held for Sale – In February 2007, Regions listed more than 100 branch and land properties for sale related to the AmSouth merger. These properties exist in areas where the merger created an overlapping presence. Regions has classified these properties as held for sale in “Other Assets” on the balance sheet in the amount of approximately $54 million. An expected loss on the sale of these properties in the amount of approximately $5.9 million was booked in “Other non-interest expense” from continuing operations on the consolidated statement of earnings as of March 31, 2007.

Miles & Finch, Inc. Acquisition

On January 2, 2007, Regions Insurance Group, a subsidiary of Regions Financial Corporation, acquired certain assets of Miles & Finch, Inc., a multi-line insurance agency headquartered in Kokomo, Indiana with annual revenues of approximately $10 million, for a purchase price of $20.6 million.

NOTE 3 – Earnings per Share

The following table sets forth the computation of basic earnings per share and diluted earnings per share:

	Three Months Ended March 31
(In thousands, except per share data)	2007	2006
Numerator:
For earnings per share - basic and diluted
Income from continuing operations	$474,076	$299,142
Loss from discontinued operations, net of tax	(141,095)	(4,462)

Net income	332,981	294,680
Denominator:
For earnings per share - basic
Weighted-average shares outstanding	726,921	456,442
Effect of dilutive securities:
Stock options	7,304	4,525
Performance restricted stock	309	76

	7,613	4,601

For earnings per share - diluted	734,534	461,043

Earnings per share from continuing operations (1):
Basic	$0.65	$0.66
Diluted	0.65	0.65

Earnings per share from discontinued operations (1):
Basic	(0.19)	(0.01)
Diluted	(0.19)	(0.01)

Earnings per share (1):
Basic	0.46	0.65
Diluted	0.45	0.64

(1)	Certain per share amounts may not appear to reconcile due to rounding

The effect from the assumed exercise of 1,041,000 and 1,508,000 stock options was not included in the above computation of diluted earnings per share for March 31, 2007 and 2006, respectively, because such amounts would have had an antidilutive effect on earnings per share.

NOTE 4 – Comprehensive Income

Comprehensive income is the total of net income and all other non-owner changes in equity. Items that are to be recognized under accounting standards as components of comprehensive income are displayed in the consolidated statements of changes in stockholders’ equity.

In the calculation of comprehensive income, certain reclassification adjustments are made to avoid double-counting items that are displayed as part of net income for a period that also had been displayed as part of other comprehensive income in that period or earlier periods.

The disclosure of the reclassification amount is as follows:

	Three Months Ended March 31, 2007
(In thousands)	Before Tax	Tax Effect	Net of Tax
Net income	$494,166	$(161,185)	$332,981
Net unrealized holding gains and losses on securities available for sale arising during the period	66,436	(24,371)	42,065
Less: reclassification adjustments for net securities gains realized in net income	304	(106)	198

Net change in unrealized gains and losses on securities available for sale	66,132	(24,265)	41,867

Net unrealized holding gains and losses on derivatives arising during the period	35,172	(10,197)	24,975
Less: reclassification adjustments for net gains realized in net income	301	(105)	196

Net change in unrealized gains and losses on derivative instruments	34,871	(10,092)	24,779

Net actuarial gains and losses and prior service costs and credits arising during the period	5,801	(1,037)	4,764
Less: amortization of actuarial loss and prior service credit realized in net income	1,796	(629)	1,167

Net change from defined benefit pension plans	4,005	(408)	3,597

Comprehensive income	$599,174	$(195,950)	$403,224

	Three Months Ended March 31, 2006
(In thousands)	Before Tax	Tax Effect	Net of Tax
Net income	$429,250	$(134,570)	$294,680
Net unrealized holding gains and losses on securities available for sale arising during the period	(124,617)	46,674	(77,943)
Less: reclassification adjustments for net securities gains realized in net income	11	(4)	7

Net change in unrealized gains and losses on securities available for sale	(124,628)	46,678	(77,950)

Net unrealized holding gains and losses on derivatives arising during the period	893	(333)	560
Less: reclassification adjustments for net gains realized in net income	103	(36)	67

Net change in unrealized gains and losses on derivative instruments	790	(297)	493

Comprehensive income	$305,412	$(88,189)	$217,223

NOTE 5 – Pension and Other Postretirement Benefits

Net periodic pension expense and other postretirement benefits expense included the following components for the three months ended March 31:

	Pension		Other Postretirement Benefits
(In thousands)	2007	2006	2007	2006
Service cost	$10,642	$4,762	$234	$100
Interest cost	20,260	7,454	765	536
Expected return on plan assets	(26,725)	(9,816)	(67)	(62)
Amortization of prior service credit	(67)	(108)	(104)	(104)
Recognized actuarial loss	1,863	3,851	12	58
Settlement charge	2,300	-	-	-
Curtailment gains	(7,052)	-	-	-

	$1,221	$6,143	$840	$528

The settlement charge during the first quarter of 2007 relates to the settlement of a liability under the Regions supplemental executive retirement plan for a certain executive officer. The curtailment gains during the first quarter of 2007 resulted from merger-related employment terminations.

NOTE 6 – Business Segment Information

Regions’ segment information is presented based on Regions’ primary segments of business. Each segment is a strategic business unit that serves specific needs of Regions’ customers. The Company’s primary segment is General Banking/Treasury, which represents the Company’s branch banking functions and has separate management that is responsible for the operation of that business unit. This segment also includes the Company’s Treasury function, including the Company’s bond portfolio, indirect mortgage lending division and other wholesale activities. In addition, Regions has designated as distinct reportable segments the activity of its mortgage banking, investment banking/brokerage/trust and insurance divisions. Mortgage banking consists of origination and servicing functions of Regions’ conforming mortgage operation. Investment banking includes trust activities and all brokerage and investment activities associated with Morgan Keegan. Insurance includes all business associated with commercial insurance, in addition to credit life products sold to consumer customers. The reportable segment designated “Other” primarily includes merger charges and the parent company including eliminations. Regions’ non-prime mortgage subsidiary, EquiFirst, is presented separately as a discontinued operation in the consolidated statements of earnings. See Note 9 to the consolidated financial statements for further discussion.

The accounting policies used by each reportable segment are the same as those discussed in Note 1 to the consolidated financial statements included in the 2006 Annual Report on Form 10-K. The following table presents financial information for each reportable segment.

(In thousands)	General Banking/Treasury	Mortgage Banking (excl EquiFirst)	Investment Banking/ Brokerage/Trust	Insurance
Three months ended March 31, 2007
Net interest income	$1,123,120	$27,232	$20,108	$1,294
Provision for loan losses	46,125	800	75	-
Non-interest income	361,309	50,846	271,644	28,071
Non-interest expense	659,037	76,615	220,547	20,033
Income taxes (benefit)	350,984	252	26,851	3,061

Net income (loss)	$428,283	$411	$44,279	$6,271

Revenues from external customers	$1,280,566	$170,410	$268,948	$29,574

Average assets	$133,896,206	$8,319,868	$3,728,935	$257,645

(In thousands)	Other	Total Continuing Operations	Discontinued Operations (EquiFirst)	Total Company
Net interest income	$(2,716)	$1,169,038	$11,967	$1,181,005
Provision for loan losses	-	47,000	182	47,182
Non-interest income	(14,958)	696,912	(176,681)	520,231
Non-interest expense	132,734	1,108,966	50,922	1,159,888
Income taxes (benefit)	(145,240)	235,908	(74,723)	161,185

Net income (loss)	$(5,168)	$474,076	$(141,095)	$332,981

Revenues from external customers	$116,452	$1,865,950	$(164,714)	$1,701,236

Average assets	$(6,185,225)	$140,017,429	$1,946,262	$141,963,691

(In thousands)	General Banking/ Treasury	Mortgage Banking (excl EquiFirst)	Investment Banking/ Brokerage/Trust	Insurance
Three months ended March 31, 2006
Net interest income	$744,285	$6,753	$12,241	$1,297
Provision for loan losses	27,164	169	-	-
Non-interest income	160,902	59,845	221,621	21,232
Non-interest expense	461,584	50,717	169,351	15,384
Income taxes (benefit)	156,478	5,906	23,703	2,805

Net income (loss)	$259,961	$9,806	$40,808	$4,340

Revenues from external customers	$905,187	$66,598	$233,862	$22,529

Average assets	$77,917,242	$1,680,075	$3,132,914	$186,061

(In thousands)	Other	Total Continuing Operations	Discontinued Operations (EquiFirst)	Total Company
Net interest income	$(31,648)	$732,928	$9,799	$742,727
Provision for loan losses	287	27,620	(120)	27,500
Non-interest income	(3,209)	460,391	9,726	470,117
Non-interest expense	31,976	729,012	27,082	756,094
Income taxes (benefit)	(51,347)	137,545	(2,975)	134,570

Net income (loss)	$(15,773)	$299,142	$(4,462)	$294,680

Revenues from external customers	$(34,857)	$1,193,319	$19,525	$1,212,844

Average assets	$1,323,121	$84,239,413	$1,198,311	$85,437,724

NOTE 7 – Uncertain Tax Positions

Regions adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“Interpretation 48”), as of January 1, 2007. Interpretation 48 requires that only benefits from tax positions that are more-likely-than-not of being sustained upon examination should be recognized in the financial statements. At the time these positions no longer meet the more-likely-than-not threshold, the tax benefits previously recognized would be reversed. Interpretation 48 permits entities to elect the classification of interest and penalties on unrecognized tax benefits as either interest expense or tax expense. As a result of the implementation of Interpretation 48, the Company recognized an approximate $259 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007, balance of undivided profits. Consistent with accounting policies prior to the adoption of Interpretation 48, the Company recognizes accrued interest and penalties related to unrecognized tax benefits as tax expense.

Regions and its subsidiaries file income tax returns in the United States (“U.S.”), as well as various state jurisdictions. As the successor of acquired taxpayers, Regions is responsible for the resolution of audits from both federal and state taxing authorities. With few exceptions in certain state jurisdictions, the Company is no longer subject to U.S. federal or state and local income tax examinations by tax authorities for years before 1998, which would include audits of acquired entities. The Internal Revenue Service (“IRS”) has commenced an examination of the Company’s U.S. federal income tax returns for 2000 through 2005, the fieldwork for which is anticipated to be completed by the end of 2008 for the latest taxable year currently under audit. As of January 1, 2007, the IRS and certain states have proposed various adjustments to the Company’s previously filed tax returns. Management is currently evaluating those proposed adjustments; however, the Company does not anticipate the adjustments would result in a material change to its financial position or results of operations. However, the Company anticipates that it is reasonably possible that an additional statutory payment will be made by the end of 2007, the amount of which is not currently estimable. As of January 1, 2007, the liability for gross unrecognized tax benefits was $636 million. As of January 1, 2007, the Company recognized a liability of approximately $207 million for interest, on a pretax basis. During the period ended March 31, 2007, Regions recognized interest expense, on a pretax basis, on uncertain tax positions of approximately $24 million.

NOTE 8 – Commitments and Contingencies

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

Both loan commitments and standby letters of credit have credit risk essentially the same as that involved in extending loans to customers and are subject to normal credit approval procedures and policies. Collateral is obtained based on management’s assessment of the customer’s credit. Loan commitments totaled $41.5 billion at March 31, 2007, and $20.9 billion at March 31, 2006. Standby letters of credit were $6.9 billion at March 31, 2007, and $3.6 billion at March 31, 2006. Commitments under commercial letters of credit used to facilitate customers’ trade transactions were $82.0 million at March 31, 2007, and $51.6 million at March 31, 2006.

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

NOTE 9 – Discontinued Operations

On March 30, 2007, Regions sold EquiFirst Holdings Corporation (“EquiFirst”), a non-prime mortgage origination affiliate, for approximately $76 million and recorded an after-tax gain of approximately $1 million. Consequently, the business related to EquiFirst has been accounted for as discontinued operations and the results are presented separately on the consolidated statements of earnings following the results from continuing operations. EquiFirst had loans held for sale totaling $1.7 billion at December 31, 2006 and $1.1 billion at March 31, 2006.

The results from discontinued operations for the three-month periods ending March 31, 2007 and 2006 are presented in the following table:

	Three Months Ended March 31
(In thousands)	2007	2006
Net interest income	$11,967	$9,799

Provision for loan losses	182	(120)

Net interest income after provision for loan losses	11,785	9,919

Total non-interest income, excluding gain on sale of discontinued operations	(188,658)	9,726

Total non-interest expense	50,922	27,082

Loss from discontinued operations, excluding gain on sale, before income taxes	(227,795)	(7,437)

Gain on sale of discontinued operations before income taxes	11,977	-

Loss from discontinued operations before income taxes	(215,818)	(7,437)

Income tax benefit	(74,723)	(2,975)

Loss from discontinued operations, net of tax	$(141,095)	$(4,462)

NOTE 10 – Subsequent Events

On April 24, 2007, Regions Financial Corporation issued $700 million of junior subordinated notes (“JSNs”) bearing an initial fixed interest rate of 6.625%. The JSNs have a scheduled maturity of May 15, 2047 and a final maturity of May 1, 2077. The JSNs were issued to Regions Capital Financing Trust II (“the Trust”) and are the underlying collateral of trust preferred securities (“TPS”) issued by the Trust. The terms of the TPS are identical to those of the JSNs, and the TPS are fully guaranteed by Regions. While Regions is not required to consolidate the Trust, the TPS qualify as Tier 1 capital for purposes of calculating regulatory capital for Regions Financial Corporation. Regions has the option to defer interest payments on the JSNs, but in doing so, may not pay dividends to equity interest holders while deferred interest is outstanding. The redemption of the JSNs and payment of deferred interest is subject to a replacement capital covenant, whereby Regions must issue interests ranking equal or junior to the JSNs in subordination in order to repay such amounts.

On April 27, 2007, Regions entered into an agreement to repurchase approximately 14.2 million shares of its outstanding common stock for a total purchase price of $500 million. These shares will be accounted for as treasury stock on the date of purchase.

NOTE 11 – Recent Accounting Pronouncements

In July, 2006, the FASB issued Interpretation 48, which requires that only benefits from tax positions that are more-likely-than-not of being sustained upon examination should be recognized in the financial statements. See Note 7, “Uncertain Tax Positions” for additional information about the impact of this interpretation.

In July, 2006, the FASB issued FASB Staff Position Statement of Financial Accounting Standards No. 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction” (“FSP 13-2”), which addresses how a change or projected change in the timing of cash flows relating to income taxes generated by a leveraged lease transaction affects the accounting by a lessor for that lease. This FSP requires the projected timing of income tax cash flows generated by a leveraged lease transaction to be reviewed annually or more frequently if changes in circumstances indicate that a change in timing has occurred or is projected to occur. If the projected timing of the income tax cash flows is revised during the lease term, the rate of return and the recognition of income shall be recalculated from the inception of the lease as provided in FASB Statement No. 13, “Accounting for Leases.” FSP 13-2 is effective for fiscal years beginning after December 15, 2006 and the cumulative effect of applying the provisions of this FSP shall be reported as an adjustment to the beginning balance of retained earnings. Regions adopted FSP 13-2 on January 1, 2007 and the effect of adoption on the consolidated financial statements was a reduction in undivided profits of approximately $10.4 million.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (“Statement 157”), which provides guidance for using fair value to measure assets and liabilities. This statement also requires expanded disclosures about the extent to which a company measures assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. This statement applies whenever other standards require or permit assets and liabilities to be measured at fair value. This statement does not expand the use of fair value in any circumstance. Statement 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted. Regions is in the process of reviewing the potential impact of this statement.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“Statement 159”). Statement 159 allows entities to voluntarily choose, at specified election dates, to measure financial assets and financial liabilities (as well as certain nonfinancial instruments that are similar to financial instruments) at fair value (the “fair value option”). The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, Statement 159 specifies that all subsequent changes in fair value for that instrument be reported in earnings. Statement 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007 and earlier adoption is permitted. Regions is in the process of reviewing the potential impact of this statement.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following discussion and analysis is part of Regions Financial Corporation’s (“Regions” or the “Company”) Quarterly Report on Form 10-Q to the Securities and Exchange Commission (“SEC”) and updates Regions’ Annual Report on Form 10-K for the year ended December 31, 2006, which was previously filed with the SEC. This financial information is presented to aid in understanding Regions’ financial position and results of operations and should be read together with the financial information contained in the Form 10-K. Certain prior period amounts presented in this discussion and analysis have been reclassified to conform to current period classifications. The emphasis of this discussion will be on the three months ended March 31, 2007 compared to the three months ended March 31, 2006 for the income statement. For the balance sheet, the emphasis of this discussion will be the balances as March 31, 2007 as compared to December 31, 2006.

This discussion and analysis contains statements that are considered “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. See page 3 for additional information regarding forward-looking statements.

CORPORATE PROFILE

Regions is a financial holding company headquartered in Birmingham, Alabama, which operates in the South, Midwest and Texas. Regions’ primary business is providing traditional commercial and retail banking services. Regions’ principal banking subsidiary, Regions Bank, operates as an Alabama state-chartered bank with over 1,900 full-service banking offices in Alabama, Arkansas, Florida, Georgia, Illinois, Indiana, Iowa, Kentucky, Louisiana, Mississippi, Missouri, North Carolina, South Carolina, Tennessee, Texas and Virginia.

In addition to providing traditional commercial and retail banking services, Regions provides additional financial services including securities brokerage, asset management, financial planning, mutual funds, investment banking, mortgage banking, insurance, equipment financing and other specialty financing. Regions provides brokerage services and investment banking from over 450 offices of Morgan Keegan & Company, Inc. (“Morgan Keegan”), one of the largest investment firms based in the South. Regions Mortgage (a division of Regions Bank) provides residential mortgage loan origination and servicing activities for customers. Regions Mortgage services approximately $42.6 billion in mortgage loans. On March 30, 2007, Regions sold its non-conforming mortgage operation, EquiFirst, for $76 million, which is discussed further in Note 9 to the consolidated financial statements. Regions provides full-line insurance brokerage services primarily through Rebsamen Insurance, Inc., one of the 30 largest insurance brokers in the country.

Regions’ profitability, like that of many other financial institutions, is dependent on its ability to generate revenue from net interest income and non-interest income sources. Net interest income is the difference between the interest income Regions receives on earning assets, such as loans and securities, and the interest expense Regions pays on interest-bearing liabilities, principally deposits and borrowings. Regions’ net interest income is impacted by the size and mix of its balance sheet components and the interest rate spread between interest earned on its assets and interest paid on its liabilities. Non-interest income includes fees from securities brokerage, investment banking and trust activities, service charges on deposit accounts, mortgage servicing and secondary marketing, insurance activities, and other customer services that Regions provides. Results of operations are also affected by the provision for loan losses and non-interest expenses such as salaries and employee benefits, occupancy and other operating expenses, including income taxes.

Economic conditions, competition, and the monetary and fiscal policies of the Federal government in general significantly affect financial institutions, including Regions. Lending and deposit activities and fee income generation are influenced by the level of business spending and investment, consumer income, consumer spending and savings, capital market activities, and competition among financial institutions, as well as customer preferences, interest rate conditions, and prevailing market rates on competing products in Regions’ market areas.

Regions’ business strategy has been and continues to be focused on providing a competitive mix of products and services, delivering quality customer service and maintaining a branch distribution network with offices in convenient locations. Regions delivers this business strategy with the personal attention and feel of a community bank and with the service and product offerings of a large regional bank.

FIRST QUARTER HIGHLIGHTS

Regions’ first quarter earnings demonstrate strong core results. First quarter 2007, which reflects the addition of AmSouth for the first full quarter, was also marked by progress in merger integration, including systems conversions and branch divestitures. Regions also completed the sale of EquiFirst, its non-conforming wholesale mortgage originator, during the first quarter of 2007. EquiFirst is presented in the consolidated statements of earnings as a discontinued operation (see Note 9 to the consolidated financial statements for further details).

Regions reported income from continuing operations of $474.1 million, or $.65 per diluted share in the first quarter of 2007, which included $30.4 million in after-tax merger-related expenses (or 4 cents per diluted share). Excluding the impact of merger-related expenses, earnings per diluted share from continuing operations were $.69, or 6 percent above first quarter 2006 per diluted share earnings of $.65. See Table 11 for a reconciliation of GAAP to Non-GAAP financial measures. Primary drivers of the first quarter 2007 net income were solid net interest income growth, increased fee-based revenues, continued low credit costs and sound non-interest expense control.

Net interest income from continuing operations, on a fully taxable equivalent basis, for the first quarter of 2007 was $1.2 billion, compared to $756.9 million in the first quarter of 2006. The increase was driven by a larger balance sheet resulting from the AmSouth merger. The taxable equivalent net interest margin (annualized) for the first quarter of 2007 was 3.99%, compared to 4.18% in the first quarter of 2006. The decrease in the net interest margin reflects the addition of the AmSouth balance sheet, as well as an approximate 9 basis point decline due to a lower tax equivalent adjustment to net interest income from the first quarter adoption of FASB Interpretation No. 48 “Uncertain Tax Positions” (“FIN 48”). See Note 7 to the consolidated financial statements for further discussion.

Net charge-offs totaled $46.0 million, or 0.20% of average loans, annualized, in the first quarter of 2007, compared to 0.20% for the first quarter of 2006. On a linked-quarter basis, non-performing assets increased $43.4 million to $422.5 million at March 31, 2007, which primarily related to real estate loans that were moved to non-accrual status during the quarter. The provision for loan losses from continuing operations totaled $47.0 million in the first quarter of 2007 compared to $27.6 million during the same period of 2006. The allowance for credit losses at March 31, 2007, was 1.18% of total loans, net of unearned income, compared to 1.17% at December 31, 2006.

Non-interest income from continuing operations, excluding securities gains and losses, increased compared to the first quarter of 2006. This increase, which reflects a full quarter impact of AmSouth operations, was led by increases in service charges on deposit accounts, brokerage and investment banking revenues, and trust fees, offset by a decrease in mortgage income.

Total non-interest expense from continuing operations increased compared to the first quarter of 2006, due primarily to expenses added in connection with the AmSouth merger. Merger charges, which totaled $49.0 million during the first quarter of 2007, were the main driver of the increase versus the comparable period.

TOTAL ASSETS

Regions’ total assets at March 31, 2007, were $138.1 billion, compared to $143.4 billion at December 31, 2006. The decrease in total assets from fourth quarter 2006 resulted primarily from required branch divestitures related to Regions’ merger with AmSouth and the sale of EquiFirst, both of which took place in the first quarter of 2007.

LOANS

Regions’ primary investment is loans. At March 31, 2007, loans represented 78% of Regions’ interest-earning assets. The following table presents the distribution of Regions’ loan portfolio, net of unearned income:

Table 1 - Loan Portfolio

(In thousands)	March 31 2007	December 31 2006	March 31 2006
Commercial	$24,188,205	$24,145,411	$14,883,254
Real estate — mortgage	34,505,573	35,230,343	24,688,763
Real estate — construction	14,357,801	14,121,030	7,700,465
Home equity lending	14,845,348	14,888,599	7,655,214
Indirect lending	4,050,317	4,037,539	1,319,819
Other consumer	2,221,016	2,127,680	2,212,696

	$94,168,260	$94,550,602	$58,460,211

Loan growth remained challenging during the first quarter of 2007. While real estate construction lending and other consumer loans increased, net decreases in other categories, particularly real estate mortgage loans, more than offset portfolio growth.

ALLOWANCE FOR CREDIT LOSSES

The allowance for credit losses (“allowance”) represents management’s estimate of probable credit losses inherent in the portfolio as of March 31, 2007. The allowance consists of two components: the allowance for loan losses, which is recorded as a contra-asset to loans, and the reserve for unfunded credit commitments, which is recorded in other liabilities. The assessment of the adequacy of the allowance is based on the combination of both of these components. Regions determines its allowance in accordance with regulatory guidance, Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan” (“Statement 114”) and Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (“Statement 5”).

At March 31, 2007 and December 31, 2006, the allowance totaled $1.1 billion. The allowance was 1.18% at March 31, 2007 compared to 1.17% at year-end 2006. Net loan losses as a percentage of average loans (annualized) were 0.20% in the first quarter of 2007 compared to 0.27% in the fourth quarter of 2006. The reserve for unfunded credit commitments was $54.1 million in the first quarter of 2007 compared to $51.8 million at December 31, 2006. Details regarding the allowance and net charge-offs, including an analysis of activity from the previous year’s total, is included in Table 2.

Management’s determination of the adequacy of the allowance is an ongoing, quarterly process and is based on an evaluation of the loan portfolio, including but not limited to: (1) detailed reviews of individual loans; (2) historical and current trends in gross and net loan charge-offs for the various portfolio segments evaluated; (3) the level of the allowance in relation to total loans and to historical loss levels; (4) levels and trends in non-performing and past due loans; (5) collateral values of properties securing loans; (6) the composition of the loan portfolio, including unfunded credit commitments; and (7) management’s judgment of current economic conditions and their expected impact on credit performance.

Various departments, including Credit Review, Commercial and Consumer Credit Risk Management and Special Assets are involved in the credit risk management process to assess the accuracy of risk ratings, the quality of the credit portfolio and the estimation of inherent credit losses in the loan portfolio. This comprehensive process also assists in the prompt identification of problem credits.

For the majority of the loan portfolio, management uses information from its ongoing review processes to stratify the loan portfolio into pools sharing common risk characteristics. Loans which share common risk characteristics are assigned a portion of the allowance based on the assessment process described above. Credit exposures are categorized by type and assigned estimated amounts of inherent loss based on the processes described above.

Impaired loans are defined as commercial and commercial real estate loans (excluding leases) on non-accrual status. All loans which management has identified as impaired, and which are greater than $2.5 million, are evaluated individually for purposes of determining appropriate allowances. If current valuations are lower than the current book balance of the credit, the negative differences are reviewed for possible charge-off. In instances where management determines that a charge-off is appropriate, it is taken immediately.

Except for specific allowances on loans subject to Statement 114, no portion of the resulting allowance is restricted to any individual credits or group of credits. The remaining allowance is available to absorb losses from any and all loans.

Management expects the allowance to vary over time due to changes in economic conditions, loan mix, management’s estimates or variations in other factors that may affect inherent losses.

Activity in the allowance for credit losses is summarized as follows:

Table 2 - Allowance for Credit Losses

	Three months ended March 31
(Dollars in thousands)	2007	2006
Balance at beginning of year	$1,107,788	$783,536
Loans charged-off:
Commercial	16,460	13,482
Real estate - mortgage	8,562	12,282
Real estate - construction	7,648	3,721
Equity lending	12,223	7,645
Indirect lending	8,710	5,409
Consumer	19,583	5,570

	73,186	48,109
Recoveries of loans previously charged-off:
Commercial	10,800	10,153
Real estate - mortgage	123	1,074
Real estate - construction	23	820
Equity lending	3,537	1,566
Indirect lending	4,294	1,965
Consumer	8,387	3,863

	27,164	19,441
Net charge-offs
Commercial	5,660	3,329
Real estate - mortgage	8,439	11,208
Real estate - construction	7,625	2,901
Equity lending	8,686	6,079
Indirect lending	4,416	3,444
Consumer	11,196	1,707

	46,022	28,668
Allowance allocated to sold loans	(853)	-
Provision for loan losses - continuing operations	47,000	27,620
Provision for loan losses - discontinued operations	182	(120)
Provision for unfunded credit commitments	2,229	-

Balance at end of period	$1,110,324	$782,368

Components:
Allowance for loan losses	$1,056,260	$782,368
Reserve for unfunded credit commitments (1)	54,064	-

Allowance for credit losses	$1,110,324	$782,368

(1) During the fourth quarter of 2006, Regions transferred a portion of the allowance for loan losses related to unfunded credit commitments to other liabilities.

Loans, net of unearned income, outstanding at end of period	$94,168,260	$58,460,211
Average loans, net of unearned income, outstanding for the period	94,338,760	58,191,512
Ratios:
Allowance for credit losses at end of period to loans, net of unearned income	1.18%	1.34%
Allowance for loan losses at end of period to loans, net of unearned income	1.12	1.34
Net charge-offs as percentage of average loans, net of unearned income*	0.20	0.20

*	Annualized

NON-PERFORMING ASSETS

Non-performing assets are summarized as follows:

Table 3 - Non-Performing Assets

(Dollars in thousands)	March 31 2007	December 31 2006	March 31 2006
Non-performing loans:
Non-accrual loans	$349,833	$306,471	$343,880
Renegotiated loans	-	-	190

Total non-performing loans	349,833	306,471	344,070

Foreclosed properties	72,658	72,663	64,999

Total non-performing assets*	$422,491	$379,134	$409,069

Accruing loans 90 days past due	$204,296	$143,868	$92,766

Non-performing assets* to loans, net of unearned income and foreclosed properties	0.45%	0.40%	0.70%

*	Exclusive of accruing loans 90 days past due

Non-accruing loans at March 31, 2007 increased $43.4 million from year-end 2006 levels, due primarily to real estate loans that were moved to non-accrual status during the quarter. Loans past due 90 days or more increased from year-end 2006 levels, due primarily to conforming Regions’ and AmSouth’s credit policies with respect to residential first mortgage and home equity loans.

SECURITIES

The following table shows the carrying values of securities:

Table 4 - Securities

(In thousands)	March 31 2007	December 31 2006	March 31 2006
U.S. Treasury securities	$404,771	$400,065	$248,942
Federal agency securities	3,736,314	3,752,216	2,957,412
Obligations of states and political subdivisions	767,570	788,736	415,237
Mortgage-backed securities	12,483,770	12,777,358	7,554,157
Other debt securities	221,558	80,980	94,644
Equity securities	793,075	762,705	583,397

	$18,407,058	$18,562,060	$11,853,789

Total securities at March 31, 2007 decreased approximately 1% from year-end 2006 levels. Securities available for sale, which comprise nearly all of the securities portfolio, are an important tool used to manage interest rate sensitivity and provide a primary source of liquidity for the Company (see INTEREST RATE SENSITIVITY, Exposure to Interest Rate Movements and LIQUIDITY).

OTHER INTEREST-EARNING ASSETS

All other interest-earning assets decreased approximately $3.7 billion from year-end 2006 to March 31, 2007, primarily resulting from the reduction of loans held for sale due to the required branch divestitures related to Regions’ merger with AmSouth and the sale of EquiFirst.

MORTGAGE SERVICING RIGHTS

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

The following table presents an analysis of mortgage servicing rights:

Table 5 - Mortgage Servicing Rights

	Three months ended March 31
(In thousands)	2007	2006
Balance at beginning of year	$416,217	$441,508
Amounts capitalized	12,643	13,350
Sale of servicing assets	-	(2,383)
Amortization	(20,042)	(18,303)

	408,818	434,172
Valuation allowance	(41,596)	(20,500)

Balance at end of period	$367,222	$413,672

DEPOSITS

Regions competes with other banking and financial services companies for a share of the deposit market. Regions’ ability to compete in the deposit market depends heavily on how effectively the Company meets customers’ needs. Regions employs both traditional and non-traditional means to meet customers’ needs. Regions employs various means to meet those needs and enhance competitiveness, such as providing well-designed products, providing a high level of customer service, providing competitive pricing and expanding the traditional branch network to provide convenient branch locations for customers. Regions also employs such means to serve customers as providing centralized, high-quality telephone banking services and alternative product delivery channels such as Internet banking.

The following table summarizes deposits by category:

Table 6 - Deposits

(In thousands)	March 31 2007	December 31 2006	March 31 2006
Non-interest-bearing demand	$19,942,928	$20,175,482	$13,328,143
Non-interest-bearing demand - divestitures	-	533,295	-

Total non-interest bearing deposits	19,942,928	20,708,777	13,328,143

Savings accounts	3,937,346	3,882,533	3,182,650
Interest-bearing transaction accounts	16,426,436	15,899,813	9,538,595
Money market accounts	22,109,072	21,521,258	12,848,984
Certificates of deposits greater than $100,000	12,979,072	12,776,086	7,480,764
Other interest-bearing deposits	19,941,794	24,201,430	14,140,343
Interest-bearing deposits - divestitures	-	2,238,072	-

Total interest-bearing deposits	75,393,720	80,519,192	47,191,336

	$95,336,648	$101,227,969	$60,519,479

Total deposits at March 31, 2007, decreased approximately 6% compared to year-end 2006 levels. The decrease in deposits from December 31, 2006 resulted partially from required branch divestitures related to

Regions’ merger with AmSouth. These divestitures decreased March 31, 2007 deposit balances by $2.8 billion compared to year-end 2006. Low-cost deposits excluding divestitures, which include non-interest-bearing demand, savings, interest-bearing transaction, and money market accounts, increased by 6 percent linked-quarter annualized, driven by a successful interest-bearing checking campaign and an 11 percent linked-quarter annualized increase in money market accounts, resulting from various money market specials and shifting consumer preferences. This increase was offset by a decline in other interest-bearing deposits, which resulted from a decline in foreign deposits used for wholesale funding purposes.

SHORT-TERM BORROWINGS

The following is a summary of short-term borrowings:

Table 7 - Short-Term Borrowings

(In thousands)	March 31 2007	December 31 2006	March 31 2006
Federal funds purchased	$4,150,664	$3,709,080	$812,675
Securities sold under agreements to repurchase	4,009,265	3,967,174	3,088,062
Federal Home Loan Bank advances	850,000	500,000	-
Senior bank notes	250,000	250,000	-
Brokerage customers liabilities	471,485	492,631	459,469
Short-sale liability	639,872	587,747	445,247
Other short-term borrowings	144,848	160,439	90,596

	$10,516,134	$9,667,071	$4,896,049

Federal funds purchased and securities sold under agreements to repurchase totaled $8.2 billion at March 31, 2007, compared to $7.7 billion at year-end 2006. The level of federal funds and securities sold under agreements to repurchase can fluctuate significantly on a day-to-day basis, depending on funding needs and which sources of funds are used to satisfy those needs. In addition, short-term borrowings increased due to the issuance of $350 million of short-term Federal Home Loan Bank (“FHLB”) advances during the first quarter of 2007.

LONG-TERM BORROWINGS

Long-term borrowings are summarized as follows:

Table 8 - Long-Term Borrowings

(In thousands)	March 31 2007	December 31 2006	March 31 2006
Federal Home Loan Bank structured advances	$2,054,994	$2,102,356	$1,035,000
Other Federal Home Loan Bank advances	284,028	285,195	835,944
6.375% subordinated notes due 2012	596,905	599,060	600,000
7.75% subordinated notes due 2011	543,302	546,066	554,391
7.00% subordinated notes due 2011	497,751	499,017	500,000
4.85% subordinated notes due 2013 (Regions Bank)	486,203	485,718	-
5.20% subordinated notes due 2015 (Regions Bank)	343,966	344,032	-
6.45% subordinated notes due 2018 (Regions Bank)	322,843	323,227	-
6.50% subordinated notes due 2018 (Regions Bank)	312,324	312,617	313,496
6.125% subordinated notes due 2009	177,776	178,118	-
6.75% subordinated debentures due 2025	164,164	164,269	-
7.75% subordinated notes due 2024	100,000	100,000	100,000
Senior bank notes	701,446	703,204	1,008,469
4.375% senior notes due 2010	490,064	489,386	487,345
LIBOR floating rate senior debt notes due 2008	399,481	399,390	400,000
4.50% senior debt notes due 2008	349,331	349,212	350,000
Junior subordinated notes	225,561	225,768	226,390
Other long-term debt	521,035	530,280	245,831
Valuation adjustments on hedged long-term debt	21,943	5,734	(35,156)

	$8,593,117	$8,642,649	$6,621,710

Long-term borrowings have decreased $49.5 million since year-end 2006 due primarily to decreases in long-term FHLB advances.

On April 24, 2007, Regions Financial Corporation issued $700 million of junior subordinated notes (“JSNs”) bearing an initial fixed interest rate of 6.625%. The JSNs have a scheduled maturity of May 15, 2047 and a final maturity of May 1, 2077. See Note 10 to the consolidated financial statements for further details.

STOCKHOLDERS’ EQUITY

Stockholders’ equity was $20.3 billion at March 31, 2007, compared to $20.7 billion at December 31, 2006. During the first quarter, net income added $333.0 million to stockholders’ equity, while cash dividends declared and purchases of treasury stock reduced equity by $267.5 million and $361.3 million, respectively. In addition, Regions recorded the cumulative effect of a change in accounting principles that reduced stockholders’ equity by $269.4 million from the adoption of FIN 48 and FSP 13-2. See Note 7 to the consolidated financial statements for further details.

Regions’ ratio of equity to total assets was 14.71% at March 31, 2007, compared to 14.44% at December 31, 2006. Regions’ ratio of tangible equity to tangible assets was 6.52% at March 31, 2007, compared to 6.53% at December 31, 2006.

At March 31, 2007, Regions had 53.9 million common shares available for repurchase through open market transactions under existing share repurchase authorizations. During the first quarter of 2007, the Company repurchased 10.0 million common shares at a cost of $361.3 million.

On April 27, 2007, Regions entered into an agreement to repurchase approximately 14.2 million shares of its outstanding common stock for a total purchase price of $500 million. These shares will be accounted for as treasury stock on the date of purchase.

The Board of Directors declared a $.36 cash dividend for the first quarter of 2007, compared to a $.35 cash dividend declared for the first quarter of 2006 and $.36 for fourth quarter 2006.

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

The following chart summarizes the applicable bank regulatory capital requirements. Regions’ capital ratios at March 31, 2007, December 31, 2006 and March 31, 2006 substantially exceeded all regulatory requirements.

Table 9 - Regulatory Capital Requirements

	To Be Well Capitalized	March 31, 2007 Ratio	December 31, 2006 Ratio	March 31, 2006 Ratio
Tier 1 Capital:
Regions Financial Corporation	6.00%	7.96%	8.07%	8.52%
Regions Bank	6.00	9.87	9.77	10.45

Total Capital:
Regions Financial Corporation	10.00%	11.22%	11.54%	12.31%
Regions Bank	10.00	11.81	11.76	12.02

Leverage:
Regions Financial Corporation	5.00%	6.86%	8.30%	7.25%
Regions Bank	5.00	8.57	10.55	9.03

LIQUIDITY

GENERAL

Liquidity is an important factor in the financial condition of Regions and affects Regions’ ability to meet the borrowing needs and deposit withdrawal requirements of its customers. Assets, consisting principally of loans and securities, are funded by customer deposits, purchased funds, borrowed funds and stockholders’ equity.

The securities portfolio is one of Regions’ primary sources of liquidity. Maturities of securities provide a constant flow of funds available for cash needs. Maturities in the loan portfolio also provide a steady flow of funds. Additional funds are provided from payments on consumer loans and one-to-four family residential mortgage loans. Historically, Regions’ high levels of earnings have also contributed to cash flow. In addition, liquidity needs can be met by the borrowing of funds in state and national money markets. Regions’ liquidity also continues to be enhanced by a relatively stable deposit base.

Refer to Note 7 to the consolidated financial statements for a discussion of the Company’s obligations related to uncertain tax positions.

Regions also has the ability to obtain additional FHLB advances subject to collateral requirements and other limitations. The FHLB has been and is expected to continue to be a reliable and economical source of funding and can be used to fund debt maturities as well as other obligations.

In April 2005, Regions filed a universal shelf registration statement that allows the company to issue up to $2 billion of various debt and equity securities at market rates for future funding and liquidity needs. During the third quarter of 2005, Regions issued $750 million of senior debt notes ($400 million of 3-year floating rate notes and $350 million of 3-year fixed rate notes) under the above universal shelf registration statement. At March 31, 2007, Regions has $1.25 billion available for issuance.

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

RATINGS

The table below reflects the most recent debt ratings of Regions Financial Corporation and Regions Bank by Standard & Poor’s Corporation, Moody’s Investors Service, Fitch IBCA and Dominion Bond Rating Service:

Table 10 - Credit Ratings

	Standard & Poor’s	Moody’s	Fitch	Dominion
Regions Financial Corporation
Senior notes	A	A1	A+	AH
Subordinated notes	A-	A2	A	A
Trust preferred securities	BBB+	A2	A	A

Regions Bank
Short-term certificates of deposit	A-1	P-1	F1+	R-1M
Short-term debt	A-1	P-1	F1+	R-1M
Long-term certificates of deposit	A+	Aa3	AA-	AAL
Long-term debt	A+	Aa3	A+	AAL

Table reflects ratings as of March 31, 2007.

A security rating is not a recommendation to buy, sell or hold securities, and the ratings above are subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating.

OPERATING RESULTS

For the first quarter of 2007, income from continuing operations totaled $474.1 million ($.65 per diluted share), compared to $299.1 million ($.65 per diluted share) for the same period in 2006. Excluding the impact of merger-related charges, earnings from continuing operations were $.69 per diluted share, or 6 percent higher than first quarter 2006.

Annualized return on average stockholders’ equity for the three months ended March 31, 2007 was 6.60%, compared to 11.18% for the same period in 2006. Annualized return on average assets for the three months ended March 31, 2007 was 0.95%, compared to 1.40% for the same period in 2006. Excluding merger-related charges and the impact of discontinued operations, annualized return on average stockholders’ equity for the three months ended March 31, 2007 was 10.05%, compared to 11.52% for the same period in 2006. On the same basis, annualized return on average assets for the three months ended March 31, 2007 was 1.46%, compared to 1.44% for the same period in 2006.

Annualized return on average tangible stockholders’ equity was 16.29% for the three months ended March 31, 2007, compared to 22.32% for the same period in 2006. Excluding merger-related charges and the impact of discontinued operations, annualized return on average tangible stockholders’ equity was 24.96% for the three months ended March 31, 2007, compared to 23.34% for the same period in 2006.

Table 11 below presents computations of earnings and certain other financial measures excluding discontinued operations and merger charges (“non-GAAP”). Merger charges and discontinued operations are included in financial results presented in accordance with generally accepted accounting principles (“GAAP”). Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied, and are not audited. Regions believes the exclusion of merger charges in expressing earnings and certain other financial measures provides a meaningful base for period-to-period comparisons. See Table 11 for computations of earnings and certain other financial measures excluding merger charges and discontinued operations and the corresponding reconciliation to GAAP financial measures for the periods presented.

Table 11 - GAAP to Non-GAAP Reconciliation

		Quarter Ended March 31
(Dollars in thousands, except per share data)		2007	2006
INCOME
Income from continuing operations (GAAP)		$474,076	$299,142
Loss from discontinued operations, net of tax		(141,095)	(4,462)

Net income (GAAP)	A	$332,981	$294,680

Income from continuing operations (GAAP)		$474,076	$299,142
Merger-related charges, pre-tax
Salaries and employee benefits		23,531	-
Net occupancy expense		3,830	-
Furniture and equipment expense		245	-
Other		21,387	-

Total merger-related charges, pre-tax		48,993	-
Merger-related charges, net of tax		30,376	-

Income excluding discontinued operations and merger charges (non-GAAP)	B	$504,452	$299,142

Weighted-average shares outstanding - diluted	C	734,534	461,043
Earnings per share, excluding discontinued operations and merger charges - diluted	B/C	$0.69	$0.65

RETURN ON AVERAGE ASSETS
Average assets (GAAP)	D	$141,963,691	$85,437,724
Average assets, excluding discontinued operations	E	$140,017,429	$84,239,413
Return on average assets (GAAP)*	A/D	0.95%	1.40%

Return on average assets, ex. discontinued operations and merger charges (non-GAAP)*	B/E	1.46%	1.44%

RETURN ON AVERAGE EQUITY
Average equity (GAAP)	F	$20,452,731	$10,686,248
Average intangible assets (GAAP)		12,165,061	5,332,016

Average tangible equity	G	$8,287,670	$5,354,232
Average equity, excluding discontinued operations	H	$20,360,732	$10,529,177
Average intangible assets, excluding discontinued operations		12,165,061	5,332,016

Average tangible equity, excluding discontinued operations	I	$8,195,671	$5,197,161

Return on average equity (GAAP)*	A/F	6.60%	11.18%
Return on average tangible equity*	A/G	16.29%	22.32%

Return on average equity, ex. discontinued operations and merger charges* (non-GAAP)	B/H	10.05%	11.52%

Return on average tangible equity, ex. discontinued operations and merger charges (non-GAAP)*	B/I	24.96%	23.34%

* Income statement amounts have been annualized in calculation

NET INTEREST INCOME

The following table presents an analysis of net interest income/margin for the quarters ended March 31 and includes discontinued operations:

Table 12 - Consolidated Average Daily Balances and Yield/Rate Analysis Including Discontinued Operations

	Quarter Ended March 31
	2007			2006
(Dollars in thousands; yields on taxable-equivalent basis)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Interest-bearing deposits in other banks	$80,520	$1,179	5.94%	$52,400	$544	4.21%
Federal funds sold and securities purchased under agreements to resell	1,061,976	16,373	6.25	936,243	10,490	4.54
Trading account assets	1,475,097	15,911	4.37	924,044	10,324	4.53
Securities:
Taxable	17,748,027	224,319	5.13	11,462,264	131,969	4.67
Tax-exempt	763,297	16,786	8.92	426,119	12,344	11.75
Loans held for sale	3,427,285	67,196	7.95	1,828,232	33,882	7.52
Loans held for sale - divestitures	1,150,548	21,520	7.59	-	-	-
Margin receivables	554,896	9,610	7.02	534,978	8,673	6.57
Loans, net of unearned income (1) (2)	94,338,760	1,745,475	7.50	58,191,512	1,011,461	7.05

Total interest-earning assets	120,600,406	2,118,369	7.12	74,355,792	1,219,687	6.65
Allowance for loan losses	(1,061,769)			(785,847)
Cash and due from banks	3,010,446			2,029,747
Other assets	19,414,608			9,838,032

	$141,963,691			$85,437,724

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Savings accounts	$3,905,299	2,964	0.31	$3,100,922	2,849	0.37
Interest-bearing transaction accounts	16,113,504	83,343	2.10	10,236,247	34,076	1.35
Money market accounts	21,570,731	183,517	3.45	11,909,267	76,986	2.62
Certificates of deposit of $100,000 or more	13,271,108	155,935	4.77	7,383,192	72,240	3.97
Other interest-bearing deposit accounts	23,343,676	249,609	4.34	14,442,354	128,557	3.61
Interest-bearing deposits- divestitures	1,517,504	12,091	3.23	-	-	-

Total interest-bearing deposits	79,721,822	687,459	3.50	47,071,982	314,708	2.71
Federal funds purchased and securities sold under agreements to repurchase	8,174,934	96,303	4.78	4,176,546	41,281	4.01
Other short-term borrowings	2,213,107	24,358	4.46	999,141	8,852	3.59
Long-term borrowings	8,606,381	122,737	5.78	6,859,167	88,164	5.21

Total interest-bearing liabilities	98,716,244	930,857	3.82	59,106,836	453,005	3.11
Non-interest-bearing deposits	19,694,403			12,926,748
Other liabilities	3,100,313			2,717,892
Stockholders’ equity	20,452,731			10,686,248

	$141,963,691			$85,437,724

Net interest income/margin on a taxable equivalent basis (3)		$1,187,512	3.99%		$766,682	4.18%

Notes:

(1)	Loans, net of unearned income, includes non-accrual loans for all periods presented.
(2)	Interest income includes loan fees of $22,042,000 and $19,229,000 for the quarters ended March 31, 2007 and March 31, 2006, respectively.
(3)	The computation of taxable equivalent net interest income is based on the stautory federal income tax rate of 35%, adjusted for applicable state income taxes net of the related federal tax benefit.

For the first quarter of 2007, net interest income (taxable equivalent basis) totaled $1.2 billion compared to $0.8 billion in the first quarter of 2006, due to the AmSouth acquisition. The net yield on interest-earning assets (taxable equivalent basis) was 3.99% in the first quarter of 2007, compared to 4.18% during the first quarter of 2006. The decrease in the net interest margin reflects the addition of the AmSouth balance sheet, as well as an approximate 9 basis point decline due to a lower tax equivalent adjustment from the adoption of FIN 48 relating to accounting for uncertain tax positions.

MARKET RISK

Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, exchange rates, commodity prices, equity prices, or the credit quality of debt securities.

INTEREST RATE SENSITIVITY

Regions’ primary market risk is interest rate risk, including uncertainty with respect to absolute interest rate levels as well as uncertainty with respect to relative interest rate levels, which is impacted by both the shape and the slope of the various yield curves that affect the financial products and services that the Company offers. To quantify this risk, Regions measures the change in its net interest income in various interest rate scenarios as compared to a base case scenario. Net interest income sensitivity is a useful short-term indicator of Regions’ interest rate risk.

Sensitivity Measurement - Financial simulation models are Regions’ primary tools used to measure interest rate exposure. Using a wide range of sophisticated simulation techniques provide management with extensive information on the potential impact to net interest income caused by changes in interest rates. Models are structured to simulate cash flows and accrual characteristics of Regions’ balance sheet. Assumptions are made about the direction and volatility of interest rates, the slope of the yield curve, and the changing composition of the balance sheet that result from both strategic plans and from customer behavior. Among the assumptions are expectations of balance sheet growth and composition, the pricing and maturity characteristics of existing business and the characteristics of future business. Interest rate-related risks are expressly considered, such as pricing spreads, the lag time in pricing administered rate accounts, prepayments and other option risks. Regions considers these factors, as well as the degree of certainty or uncertainty surrounding their future behavior. Financial derivative instruments are used in hedging the values of selected assets and liabilities against changes in interest rates. The effect of these hedges is included in the simulations of net interest income.

The primary objective of asset/liability management at Regions is to coordinate balance sheet composition with interest rate risk management to sustain a reasonable and stable net interest income throughout various interest rate cycles. A standard set of alternate interest rate scenarios is compared to the results of the base case scenario to determine the extent of potential fluctuations and to establish exposure limits. The standard set of interest rate scenarios includes the traditional instantaneous parallel rate shifts of plus and minus 100 and 200 basis points. In addition, Regions includes simulations of gradual interest rate movements that may more realistically mimic potential interest rate movements. The gradual scenarios include curve steepening, flattening, and parallel movements of various magnitudes phased in over a six-month period.

Exposure to Interest Rate Movements - As of March 31, 2007, Regions maintained a generally neutral position to both gradual and instantaneous rate shifts of plus or minus 100 and 200 basis points. The following table demonstrates the estimated potential effect that gradual (over six months beginning at March 31, 2007) and instantaneous parallel interest rate shifts would have on Regions’ annual net interest income. Results of the same analysis for the comparable period for 2006 are presented for comparison purposes.

Table 13 - Interest Rate Sensitivity

(Dollars in thousands)	March 31, 2007		March 31, 2006
Gradual Change in Interest Rates	Increase (Decrease) in Net Interest Income		Increase (Decrease) in Net Interest Income
+ 200 basis points	$49,000	1.1%	$134,000	4.6%
+ 100 basis points	26,000	0.6	76,000	2.6
- 100 basis points	(24,000)	(0.5)	(72,000)	(2.5)
- 200 basis points	(30,000)	(0.7)	(168,000)	(5.8)

(Dollars in thousands)	March 31, 2007		March 31, 2006
Instantaneous Change in Interest Rates	Increase (Decrease) in Net Interest Income		Increase (Decrease) in Net Interest Income
+ 200 basis points	$4,000	0.1%	$157,000	5.4%
+ 100 basis points	8,000	0.2	92,000	3.1
- 100 basis points	(20,000)	(0.5)	(85,000)	(2.9)
- 200 basis points	(35,000)	(0.8)	(221,000)	(7.6)

DERIVATIVES

Regions uses financial derivative instruments for management of interest rate sensitivity. The Asset and Liability Committee in its oversight role for the management of interest rate sensitivity approves the use of derivatives in balance sheet hedging strategies. The most common derivatives Regions employs are interest rate swaps, interest rate options, forward sale commitments, and interest rate and foreign exchange forward contracts. Derivatives are also used to hedge the risks associated with customer derivatives.

Interest rate swaps are contractual agreements typically entered into to exchange fixed for variable streams of interest payments. The notional principal is not exchanged but is used as a reference for the size of the interest payments. Interest rate options are contracts that allow the buyer to purchase or sell a financial instrument at a predetermined price and time. Forward sale commitments are contractual obligations to sell money market instruments at a future date for an already agreed-upon price. Foreign exchange forwards are contractual agreements to receive or deliver a foreign currency at an agreed-upon future date and price.

Regions has made use of interest rate swaps and interest rate options to convert a portion of its fixed-rate funding position to a variable-rate position, and in some cases to convert a portion of its variable-rate loan portfolio to fixed-rate. Regions also uses derivatives to manage interest rate and pricing risk associated with its mortgage origination business. Futures contracts and forward sales commitments are used to protect the value of the loan pipeline and loans held for sale from changes in interest rates and pricing. In the period of time that elapses between the origination and sale of mortgage loans, changes in interest rates have the potential to cause a decline in the value of the loans in this held for sale portfolio.

Regions manages the credit risk of these instruments in much the same way as it manages credit risk of the loan portfolios by establishing credit limits for each counterparty and through collateral agreements for dealer transactions. For non-dealer transactions, the need for collateral is evaluated on an individual transaction basis and is primarily dependent on the financial strength of the counterparty. Credit risk is also reduced significantly by entering into legally enforceable master netting agreements. When there is more than one transaction with a counterparty and there is a legally enforceable master netting agreement in place, the exposure represents the net of the gain and loss positions with that counterparty.

Regions also uses derivatives to meet the needs of its customers. Interest rate swaps, interest rate options and foreign exchange forwards are the most common derivatives sold to customers. Positions with similar characteristics are used to hedge the market risk and minimize income statement volatility associated with this portfolio. Instruments used to service customers are entered into the trading account with changes in value recorded in the statement of earnings.

The objective of Regions’ hedging strategies is to mitigate the impact of interest rate changes, from an economic perspective, on net interest income and the net present value of its balance sheet. The overall effectiveness of these hedging strategies is subject to market conditions, the quality of Regions’ execution, the accuracy of its asset valuation assumptions, counterparty credit risk and changes in interest rates. As a result, Regions’ hedging strategies may be ineffective in mitigating the impact of interest rate changes on its earnings.

BROKERAGE AND MARKET MAKING ACTIVITY

Morgan Keegan’s business activities, including its securities inventory positions and securities held for investment, expose it to market risk.

Morgan Keegan trades for its own account in corporate and tax-exempt securities and U.S. government, agency and guaranteed securities. Most of these transactions are entered into to facilitate the execution of customers’ orders to buy or sell these securities. In addition, it trades certain equity securities in order to “make a market” in these securities. Morgan Keegan’s trading activities require the commitment of capital. All principal transactions place the subsidiary’s capital at risk. Profits and losses are dependent upon the skills of employees and market fluctuations. In some cases, in order to mitigate the risks of carrying inventory, Morgan Keegan limits its trading activity in U.S. Treasury note futures.

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

Morgan Keegan will occasionally economically hedge a portion of its long proprietary inventory position through the use of short positions in interest rate swaps, which are included in securities sold, not yet purchased at market value. At March 31, 2007, Morgan Keegan had $30 million in interest rate swaps. The contract amounts do not necessarily represent future cash requirements.

In the normal course of business, Morgan Keegan enters into underwriting and forward and future commitments. At March 31, 2007, the contract amounts were $15 million to purchase and $76 million to sell U.S. Government and municipal securities. Morgan Keegan typically settles its position by entering into equal but opposite contracts and, as such, the contract amounts do not necessarily represent future cash requirements. Settlement of the transactions relating to such commitments is not expected to have a material effect on Regions’ consolidated financial position. Transactions involving future settlement give rise to market risk, which represents the potential loss that can be caused by a change in the market value of a particular financial instrument. Regions’ exposure to market risk is determined by a number of factors, including the size, composition and diversification of positions held, the absolute and relative levels of interest rates, and market volatility.

Additionally, in the normal course of business, Morgan Keegan enters into transactions for delayed delivery, to-be-announced securities which are recorded on the consolidated balance sheets at fair value. Risks arise from the possible inability of counterparties to meet the terms of their contracts and from unfavorable changes in interest rates or the market values of the securities underlying the instruments. The credit risk associated with these contracts is typically limited to the cost of replacing all contracts on which the Company has recorded an unrealized gain. For exchange-traded contracts, the clearing organization acts as the counterparty to specific transactions and, therefore, bears the risk of delivery to and from counterparties.

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

The end-of-period VAR was approximately $1.1 million as of March 31, 2007. Maximum daily VAR utilization during the first quarter of 2007 was $1.2 million and average daily VAR was $975,000 during the first quarter of 2007.

PROVISION FOR LOAN LOSSES

The provision for loan losses is used to maintain the allowance for loan losses at a level that in management’s judgment is adequate. In the first quarter of 2007, the provision for loan losses from continuing operations was $47.0 million, compared to net charge-offs of $46.0 million. In the same quarter of 2006, provision from continuing operations was $27.6 million. The increase in loan loss provision in 2007 was primarily due to the increase in loans related to the merger with AmSouth. Net charge-offs as a percent of average loans was 0.20% in both the first quarter of 2007 and 2006. For further information on the allowance for loan losses and net charge-offs see Table 2 – Allowance for Credit Losses.

CREDIT RISK

Regions’ objective regarding credit risk is to maintain a high quality credit portfolio that provides for stable credit costs with acceptable volatility through an economic cycle. Regions has a well-diversified credit portfolio, diversified by product type, collateral and geography. The commercial loan portfolio primarily consists of loans to middle market commercial customers doing business in Regions’ geographic footprint. Loans in this portfolio are generally underwritten individually and usually secured with the assets of the company and/or the personal guarantee of the business owners.

The real estate mortgage portfolio includes various loan types, one of which is owner-occupied loans to businesses for long-term financing of land and buildings. These loans are generally underwritten and managed in the commercial business line. Regions attempts to minimize risk on owner-occupied properties by requiring collateral values that exceed the loan amount, adequate cash flow to service the debt and in many cases the personal guarantees of the principals of the borrowers. Another large component of real estate mortgage loans is loans to real estate developers and investors for the financing of land or buildings, where the repayment is generated by the real estate property. Also included in this category are loans on one-to-four family residential properties, which are secured principally by single-family residences. Loans of this type are generally smaller in size and are geographically dispersed throughout Regions’ market areas. Equity loans and lines, while not included in this category, are similar in nature, size and risk profile to one-to-four family loans. Losses on the residential loan portfolio depend, to a large degree, on the level of interest rates, the unemployment rate, economic conditions and collateral values, and thus are difficult to predict.

Real estate construction loans are primarily extensions of credit to real estate developers or investors where repayment is dependent on the sale of real estate or income generated from the real estate collateral. A construction loan may also be to a commercial business for the development of land or construction of a building where the repayment is usually derived from revenues generated from the business of the borrower. These loans are generally underwritten and managed by a specialized real estate group that also manages loan disbursements during the construction process. Real estate construction loans are individually underwritten and closely monitored by management, since these loans are generally vulnerable to economic downturns. Regions generally requires other underwriting requirements for this type of lending as compared to other real estate lending. Credit quality of the construction portfolio is sensitive to risks associated with construction loans such as cost overruns, project completion risk, general contractor credit risk, environmental and other hazard risks and market risks associated with the sale or rental of completed properties.

Regions’ consumer loans consist primarily of borrowings for student loans, automobiles and other personal and household purposes. Losses within this grouping vary according to the specific type of loan. Certain risks, such as a general slowing of the economy and changes in consumer demand, may impact future loss rates.

NON-INTEREST INCOME

The following table presents a summary of non-interest income from continuing operations:

Table 14 - Non-Interest Income

	Three months ended March 31		% Change
(In thousands)	2007	2006
Service charges on deposit accounts	$284,097	$143,640	97.78%
Brokerage and investment banking	199,748	166,793	19.76
Trust income	49,929	34,555	44.49
Mortgage income	37,021	43,286	(14.47)
Securities gains, net	304	11	NM
Insurance premiums and commissions	27,229	21,394	27.27
Commercial credit fee income	20,574	14,405	42.83
Gain on sale of student loans	22,349	57	NM
Other miscellaneous income	55,661	36,250	53.55

	$696,912	$460,391	51.37%

Total non-interest income (excluding securities transactions) increased in the first three months of 2007 compared to the same period of 2006, due primarily to income added in connection with the AmSouth merger. This increase, which reflects a full quarter impact of AmSouth operations, is primarily led by increases in service charges on deposit accounts, brokerage and investment banking revenues, trust fees and the gain on the sale of student loans, offset by decreases in mortgage income. Changes in various categories of non-interest income are discussed below.

Service charges on deposit accounts - Service charges on deposit accounts increased in the first three months of 2007 compared to the same period in 2006, due primarily to an increase in the number of deposit accounts as a result of the AmSouth merger.

Brokerage and investment banking - Brokerage and investment banking income increased $33.0 million compared to the first quarter of 2006, due primarily to increased retail trading activity at Morgan Keegan and investment advisory fees, offset somewhat by a decline in equity capital markets and interest and other business line revenues. During the first quarter of 2007, Regions successfully implemented the conversion of the former AmSouth brokerage system into its current operations.

The following table shows the components of revenue contributed by Morgan Keegan:

Table 15 - Morgan Keegan

Summary Income Statement

	Three months ended March 31
(Dollars in thousands)	2007	2006
Revenues:
Commissions	$72,405	$57,073
Principal transactions	37,597	41,951
Investment banking	36,750	43,027
Interest	40,031	30,327
Trust fees and services	56,121	28,046
Investment advisory	41,792	28,885
Other	17,303	22,639

Total revenues	301,999	251,948
Expense:
Interest expense	23,983	18,085
Non-interest expense	206,108	169,352

Total expenses	230,091	187,437

Income before income taxes	71,908	64,511
Income taxes	26,367	23,703

Net income	$45,541	$40,808

The following table shows the breakout of revenue by division contributed by Morgan Keegan:

Table 16 - Morgan Keegan

Breakout of Revenue by Division

(Dollars in thousands)	Private Client	Fixed-Income Capital Markets	Equity Capital Markets	Regions MK Trust	Asset Management	Interest And Other
Three months ended March 31, 2007:
Gross revenue	$96,072	$47,556	$17,891	$56,122	$44,474	$39,884
Percent of gross revenue	31.8%	15.8%	5.9%	18.6%	14.7%	13.2%

Three months ended March 31, 2006:
Gross revenue	$78,085	$42,687	$28,003	$28,047	$32,301	$42,825
Percent of gross revenue	31.0%	17.0%	11.1%	11.1%	12.8%	17.0%

Trust income - Trust income for the first three months of 2007 increased $15.4 million, or 44%, compared to the same period of 2006, primarily due to increased trust fees and services due to the full quarter impact of AmSouth trust revenues.

Mortgage income - The primary source of this category of income is Regions’ mortgage banking operations, Regions Mortgage (a division of Regions Bank). Regions Mortgage’s primary business and source of income is generated from the origination and servicing of conforming mortgage loans for long-term investors and sales of mortgage loans in the secondary market.

For the first quarter of 2007, mortgage income from continuing operations decreased compared to the first quarter of 2006, due to lower gains on sales in the secondary market, reflecting the challenging operating environment for the mortgage industry as a whole. Single-family mortgage production from continuing operations was $1.7 billion in the first quarter of 2007, compared to $1.3 billion in the first quarter of 2006. The mortgage operation’s servicing portfolio totaled $42.6 billion at March 31, 2007, compared to $36.7 billion at March 31, 2006.

Regions’ subsidiary, EquiFirst, typically originates non-conforming mortgage loans which are sold to third-party investors with servicing released. On March 30, 2007, Regions sold EquiFirst for $76 million, and results of operations for EquiFirst are reported as discontinued operations in the consolidated statements of earnings. See Note 9 to the consolidated financial statements for further discussion.

Other income - In the first quarter of 2007, other non-interest income increased over the first quarter of 2006, due primarily to the impact of the AmSouth merger and includes a $22.3 million pre-tax gain on the sale of student loans. Insurance premiums and commissions increased as a result of the acquisition of Miles & Finch, Inc. (see Note 2 to the consolidated financial statements for further discussion).

NON-INTEREST EXPENSE

Table 17 presents a summary of non-interest expense from continuing operations, both including and excluding merger charges. Regions incurred merger-related expenses during the first quarter of 2007 in connection with the integration of Regions and AmSouth. The following table shows the impact on the major non-interest expense components by applying non-GAAP adjustments to the non-interest expense categories as reported in accordance with GAAP, more specifically, by excluding merger-related expenses. Management believes that consideration of non-GAAP financial measures in conjunction with their GAAP counterparts provides a meaningful base for period-to-period comparisons and in evaluating trends in non-interest expense. For further discussion of non-interest expense, refer to the discussion of each component following the table presented.

Table 17 - Non-Interest Expense

	Three months ended March 31				% Change
	2007			2006
(In thousands)	GAAP	Less: Merger Charges	Non- GAAP
Salaries and employee benefits	$608,939	$23,531	$585,408	$429,949	36.16%
Net occupancy expense	93,531	3,830	89,701	58,630	53.00
Furniture and equipment expense	72,809	245	72,564	32,908	120.51
Impairment (recapture) of mortgage servicing rights	1,000	-	1,000	(9,000)	(111.11)
Amortization of core deposit intangible	43,112	-	43,112	10,724	302.01
Amortization of mortgage servicing rights	20,042	-	20,042	18,303	9.50
Loss on early extinguishment of debt	-	-	-	8,168	NM
Other	269,533	21,387	248,146	179,330	38.37

	$1,108,966	$48,993	$1,059,973	$729,012	45.40%

Total non-interest expense from continuing operations, both including and excluding merger-related charges, increased compared to the first quarter of 2006, due primarily to expenses added in connection with the AmSouth merger. Changes in various categories of non-interest expense are discussed below.

Salaries and employee benefits - In the first quarter of 2007, salaries and employee benefits increased compared to the first quarter of 2006 primarily due to a full quarter inclusion of AmSouth, as well as merit increases. These increases were offset partially by headcount reductions occurring since the merger in November 2006. As of March 31, 2007, Regions employed 34,138 associates compared to 36,517 at December 31, 2006.

Net occupancy expense - Net occupancy expense in the first quarter of 2007 increased compared to the first quarter of 2006 due primarily to the AmSouth merger.

Furniture and equipment expense - In the first quarter of 2007, furniture and equipment expense increased due to increased depreciation expense from fixed asset additions from the AmSouth merger.

Other expenses - In the first quarter of 2007, other non-interest expense increased compared to the first quarter of 2006, due primarily to increases in core deposit amortization resulting from the AmSouth merger. Also included in other non-interest expense is $17.4 million of investment write-downs, which are more than offset with related benefits included in income taxes.

INCOME TAXES

Regions’ first quarter 2007 provision for income taxes from continuing operations increased $98.4 million compared to the first quarter of 2006 primarily due to increased consolidated earnings. Regions’ effective tax rate from continuing operations for the first quarter of 2007 was 33.2% compared to 31.5% in the first quarter of 2006. The primary driver of the increased effective tax rate is the adoption of FIN 48. As a result of the adoption, Regions recorded a cumulative reduction in equity of $259.0 million. Beginning in the first quarter, the annual impact is expected to increase income tax expense and decrease after-tax net income by approximately $50 million or approximately 7 cents per share in 2007. These adjustments resulted from a change in the recognition of the tax benefit related to a transaction in 2000 with a mortgage-related subsidiary. Refer to Note 7 of the consolidated financial statements for further details.

From time to time, Regions engages in business plans that may also have an effect on its tax liabilities. While Regions has obtained the opinion of advisors that the tax aspects of these strategies should prevail, examination of Regions’ income tax returns, changes in tax law and regulatory guidance may impact the tax benefits of these plans.

Periodically, Regions invests in pass-through investment vehicles that generate tax credits, principally low-income housing credits and non-conventional fuel source credits, which directly reduce Regions’ federal income tax liability. Congress has legislated these tax credit programs to encourage capital inflows to these investment vehicles. The amount of tax benefit recognized from these tax credits was $32.2 million in the first quarter of 2007 compared to $5.8 million in the first quarter of 2006.

Regions has segregated a portion of its investment securities and intellectual property into separate legal entities in order to, among other business purposes, protect such intangible assets from inappropriate claims of Regions’ creditors, and to maximize the return on such assets by the professional and focused management thereof. Regions has recognized state tax benefits related to these legal entities of $10.7 million in the first quarter of 2007 compared to $10.8 million in the first quarter of 2006.

Management’s determination of the realization of the deferred tax asset is based upon management’s judgment of various future events and uncertainties, including the timing, nature and amount of future income earned by certain subsidiaries and the implementation of various plans to maximize realization of the deferred tax asset. Management believes that the subsidiaries will generate sufficient operating earnings to realize the deferred tax benefits. However, management does not believe that it is more-likely-than-not that all of its state net operating loss carryforwards will be realized. Accordingly, a valuation allowance has been established in the amount of $17.2 million against such benefits as of the first quarter of 2007, compared to $14.1 million in the first quarter of 2006.

Item 3.    Qualitative and Quantitative Disclosures about Market Risk

Reference is made to pages 31 through 34 included in Management’s Discussion and Analysis.

Item 4.    Controls and Procedures

Based on an evaluation, as of the end of the period covered by this Form 10-Q, under the supervision and with the participation of Regions’ management, including its Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer have concluded that Regions’ disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) are effective. As of the end of the period covered by this report, there have been no changes in Regions’ internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Regions’ internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Information concerning Regions’ repurchases of its outstanding common stock during the three month period ended March 31, 2007, is set forth in the following table:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - 31, 2007	2,650,000	$36.54	2,650,000	61,276,413
February 1 - 28, 2007	2,884,200	36.80	2,884,200	58,392,213
March 1 - 31, 2007	4,476,900	35.36	4,476,900	53,915,313
Total	10,011,100	$36.09	10,011,100	53,915,313

On October 20, 2005, Regions’ Board of Directors assessed the repurchase authorization of Regions and authorized the repurchase of up to 25 million shares of Regions’ common stock through open market or privately negotiated transactions. The authorization was announced on October 21, 2005. At March 31, 2007, 3.9 million shares were authorized for repurchase under this program.

On January 18, 2007, Regions’ Board of Directors assessed the repurchase authorization of Regions and authorized the repurchase of an additional 50 million shares of Regions’ common stock through open market or privately negotiated transactions and announced the authorization of this repurchase.

ITEM 6.	EXHIBIT INDEX

The following is a list of exhibits including items incorporated by reference.

3.1(a)	Amended and Restated Certificate of Incorporation (1)

3.1(b)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (2)

3.2	By-laws as amended through April 19, 2007 (3)

10.1	Amendment to Employment Agreement between Jackson W. Moore and Regions Financial Corporation, executed January 24, 2007 (4)

10.2	Amendment Number Three to the AmSouth Bancorporation Supplemental Thrift Plan, executed January 31, 2007

12	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

NOTES TO EXHIBITS

(1)	Filed as Exhibit 3.1 to Form 10-Q Quarterly Report filed by registrant on August 6, 2004, incorporated herein by reference.

(2)	Filed as Exhibit 3.1 to Form 8-K Current Report dated April 19, 2007 and filed by registrant on April 20, 2007, incorporated herein by reference.

(3)	Filed as Exhibit 3.2 to Form 8-K Current Report dated April 19, 2007 and filed by registrant on April 20, 2007, incorporated herein by reference.

(4)	Filed as Exhibit 99.1 to Form 8-K Current Report dated January 24, 2007 and filed by registrant on January 30, 2007, incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned thereunto duly authorized.

Regions Financial Corporation

DATE:  May 7, 2007

/s/ Alton E. Yother
Alton E. Yother
Senior Executive Vice President and
Chief Financial Officer (Principal
Financial Officer and Authorized Officer)