Form 10-Q
period 2007-06-30
REGIONS FINANCIAL CORP
filed 2007-08-03
CIK 1281761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):    Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The number of shares outstanding of each of the issuer’s classes of common stock was 703,925,000 shares of common stock, par value $.01, outstanding as of July 31, 2007.

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

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)	June 30 2007	December 31 2006	June 30 2006
Assets
Cash and due from banks	$2,796,196	$3,550,742	$2,304,934
Interest-bearing deposits in other banks	73,963	270,601	31,565
Federal funds sold and securities purchased under agreements to resell	1,158,771	896,075	733,476
Trading account assets	1,606,130	1,442,994	1,056,434
Securities available for sale	17,414,407	18,514,332	11,758,035
Securities held to maturity	44,452	47,728	29,983
Loans held for sale	1,596,425	3,308,064	2,281,372
Loans held for sale-divestitures	—	1,612,237	—
Margin receivables	590,811	570,063	576,616
Loans, net of unearned income	94,014,488	94,550,602	59,130,632
Allowance for loan losses	(1,061,873)	(1,055,953)	(777,783)

Net loans	92,952,615	93,494,649	58,352,849
Premises and equipment, net	2,422,256	2,398,494	1,109,732
Interest receivable	626,514	666,410	407,811
Excess purchase price	11,243,287	11,175,647	4,996,028
Mortgage servicing rights (MSRs)	400,056	374,871	420,322
Other identifiable intangible assets	809,827	957,834	295,588
Other assets	3,886,762	4,088,280	1,708,041

Total assets	$137,622,472	$143,369,021	$86,062,786

Liabilities and Stockholders’ Equity
Deposits:
Non-interest-bearing	$19,136,419	$20,175,482	$13,158,707
Non-interest-bearing-divestitures	—	533,295	—
Interest-bearing	75,919,972	78,281,120	48,246,119
Interest-bearing-divestitures	—	2,238,072	—

Total deposits	95,056,391	101,227,969	61,404,826
Borrowed funds:
Short-term borrowings:
Federal funds purchased and securities sold under agreements to repurchase	8,207,250	7,676,254	4,770,538
Other short-term borrowings	1,882,114	1,990,817	958,048

Total short-term borrowings	10,089,364	9,667,071	5,728,586
Long-term borrowings	9,287,926	8,642,649	6,293,372

Total borrowed funds	19,377,290	18,309,720	12,021,958
Other liabilities	3,492,404	3,129,878	1,937,643

Total liabilities	117,926,085	122,667,567	75,364,427
Stockholders’ equity:
Common stock, par value $.01 a share:
Authorized 1,500,000,000 shares
Issued including treasury stock—734,358,539; 730,275,510 and 478,694,729 shares, respectively	7,344	7,303	4,787
Additional paid-in capital	16,500,425	16,339,726	7,393,185
Undivided profits	4,489,078	4,493,245	4,355,306
Treasury stock, at cost—29,960,879; 200,000 and 24,660,687 shares, respectively	(1,063,779)	(7,548)	(833,633)
Accumulated other comprehensive loss, net	(236,681)	(131,272)	(221,286)

Total stockholders’ equity	19,696,387	20,701,454	10,698,359

Total liabilities and stockholders’ equity	$137,622,472	$143,369,021	$86,062,786

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended June 30		Six Months Ended June 30
(In thousands, except per share data)	2007	2006	2007	2006
Interest income on:
Loans, including fees	$1,734,278	$1,070,609	$3,507,682	$2,076,399
Securities:
Taxable	218,123	130,979	442,442	262,630
Tax-exempt	10,831	7,904	21,879	16,020

Total securities	228,954	138,883	464,321	278,650
Loans held for sale	21,363	10,802	69,705	21,618
Federal funds sold and securities purchased under agreements to resell	17,162	11,573	33,535	22,063
Trading account assets	15,785	9,558	31,405	19,411
Margin receivables	9,289	9,525	18,899	18,198
Time deposits in other banks	649	343	1,828	887

Total interest income	2,027,480	1,251,293	4,127,375	2,437,226

Interest expense on:
Deposits	677,239	357,026	1,364,698	671,734
Short-term borrowings	116,637	56,065	237,298	106,198
Long-term borrowings	128,269	89,360	251,006	177,524

Total interest expense	922,145	502,451	1,853,002	955,456

Net interest income	1,105,335	748,842	2,274,373	1,481,770
Provision for loan losses	60,000	30,014	107,000	57,634

Net interest income after provision for loan losses	1,045,335	718,828	2,167,373	1,424,136

Non-interest income:
Service charges on deposit accounts	297,638	164,212	581,735	307,852
Brokerage and investment banking	207,372	158,865	393,567	325,658
Trust department income	64,590	35,730	128,072	70,285
Mortgage income	40,830	47,631	77,851	90,917
Securities (losses) gains, net	(32,806)	28	(32,502)	39
Other	119,177	63,911	244,990	136,017

Total non-interest income	696,801	470,377	1,393,713	930,768

Non-interest expense:
Salaries and employee benefits	602,646	424,889	1,211,585	854,838
Net occupancy expense	93,175	52,354	186,706	110,984
Furniture and equipment expense	74,048	32,762	146,857	65,670
Recapture of mortgage servicing rights	(38,000)	(10,000)	(37,000)	(19,000)
Other	325,866	195,458	658,553	411,983

Total non-interest expense	1,057,735	695,463	2,166,701	1,424,475

Income before income taxes from continuing operations	684,401	493,742	1,394,385	930,429
Income taxes	230,669	150,280	466,577	287,825

Income from continuing operations	453,732	343,462	927,808	642,604

Discontinued operations (Note 10):
(Loss) income from discontinued operations before income taxes	(682)	2,991	(216,500)	(4,446)

Income tax (benefit) expense	(259)	1,196	(74,982)	(1,779)

(Loss) income from discontinued operations, net of tax	(423)	1,795	(141,518)	(2,667)

Net income	$453,309	$345,257	$786,290	$639,937

Weighted-average number of shares outstanding:
Basic	709,322	455,528	718,073	455,982
Diluted	715,564	460,131	724,997	460,584

Earnings per share from continuing operations(1):
Basic	$0.64	$0.75	$1.29	$1.41
Diluted	0.63	0.75	1.28	1.40

Earnings per share from discontinued operations(1):
Basic	0.00	0.00	(0.20)	(0.01)
Diluted	0.00	0.00	(0.20)	(0.01)

Earnings per share(1):
Basic	0.64	0.76	1.10	1.40
Diluted	0.63	0.75	1.08	1.39
Cash dividends declared per share	0.36	0.35	0.72	0.70

(1)	Certain per share amounts may not appear to reconcile due to rounding.

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except per share amounts)	Common Stock		Additional Paid-In Capital	Undivided Profits	Treasury Stock, At Cost	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
BALANCE AT JANUARY 1, 2006	456,347	$4,738	$7,248,855	$4,034,905	$(581,890)	$(92,325)	$10,614,283
Comprehensive income:
Net income	—	—	—	639,937	—	—	639,937
Net change in unrealized gains and losses on securities available for sale, net of tax and reclassification adjustment*	—	—	—	—	—	(127,745)	(127,745)
Net change in unrealized gains and losses on derivative instruments, net of tax and reclassification adjustment*	—	—	—	—	—	(1,216)	(1,216)

Comprehensive income							510,976
Cash dividends declared—$0.70 per share	—	—	—	(319,536)	—	—	(319,536)
Purchase of treasury stock	(7,252)	—	—	—	(251,743)	—	(251,743)
Common stock transactions:
Stock issued to employees under incentive plans, net	919	9	(3,505)	—	—	—	(3,496)
Stock options exercised	4,020	40	126,437	—	—	—	126,477
Amortization of unearned restricted stock	—	—	21,398	—	—	—	21,398

BALANCE AT JUNE 30, 2006	454,034	$4,787	$7,393,185	$4,355,306	$(833,633)	$(221,286)	$10,698,359

BALANCE AT JANUARY 1, 2007	730,076	$7,303	$16,339,726	$4,493,245	$(7,548)	$(131,272)	$20,701,454
Cumulative effect of change in accounting principles (Notes 8 and 11)	—	—	—	(269,403)	—	—	(269,403)
Comprehensive income:
Net income	—	—	—	786,290	—	—	786,290
Net change in unrealized gains and losses on securities available for sale, net of tax and reclassification adjustment*	—	—	—	—	—	(77,467)	(77,467)
Net change in unrealized gains and losses on derivative instruments, net of tax and reclassification adjustment*	—	—	—	—	—	(30,225)	(30,225)
Net change from defined benefit pension plans, net of tax*	—	—	—	—	—	2,283	2,283

Comprehensive income							680,881
Cash dividends declared—$0.72 per share	—	—	—	(521,054)	—	—	(521,054)
Purchase of treasury stock	(29,761)	—	—	—	(1,056,231)	—	(1,056,231)
Common stock transactions:
Stock issued to employees under incentive plans, net	1,000	10	(10,017)	—	—	—	(10,007)
Stock options exercised	3,083	31	131,607	—	—	—	131,638
Amortization of unearned restricted stock	—	—	39,109	—	—	—	39,109

BALANCE AT JUNE 30, 2007	704,398	$7,344	$16,500,425	$4,489,078	$(1,063,779)	$(236,681)	$19,696,387

*	See disclosure of reclassification adjustment amount and tax effect, as applicable, in Note 4 to the consolidated financial statements.

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30
(In thousands)	2007	2006
Operating activities:
Net income	$786,290	$639,937
Adjustments to reconcile net cash provided by operating activities:
Provision for loan losses	107,000	57,500
Depreciation and amortization of premises and equipment	130,125	60,406
Recapture of impairment of mortgage servicing rights	(37,000)	(19,000)
Provision for losses on other real estate, net	1,850	1,867
Net (accretion) amortization of securities	(13,265)	2,479
Net amortization of loans and other assets	134,459	81,990
Net (accretion) amortization of deposits and borrowings	(22,516)	221
Net securities losses (gains)	32,502	(39)
Net loss (gain) on sale of premises and equipment	599	(5,627)
Gain on exchange of NYSE seats for NYSE publicly traded stock	—	(13,111)
Deferred income tax benefit	(193,913)	(2,405)
Excess tax benefits from share-based payments	(2,501)	(11,777)
Originations and purchases of loans held for sale	(5,135,905)	(7,581,031)
Proceeds from sales of loans held for sale	7,657,748	6,855,268
Gain on sales of loans, net	(54,597)	(23,945)
Increase in trading account assets	(163,136)	(42,287)
Increase in margin receivables	(20,748)	(49,299)
Decrease in interest receivable	34,096	13,007
Decrease (increase) in other assets	49,034	(120,376)
Increase in other liabilities	685,590	181,834
Other	26,274	(3,496)

Net cash provided by operating activities	4,001,986	22,116
Investing activities:
Proceeds from sale of securities available for sale	1,008,231	71,183
Proceeds from maturity of:
Securities available for sale	1,130,824	1,567,524
Securities held to maturity	2,790	1,435
Purchases of:
Securities available for sale	(1,178,415)	(1,653,737)
Securities held to maturity	(257)	(1,523)
Proceeds from sales of student loans	616,249	2,557
Net decrease (increase) in loans	414,341	(791,509)
Net purchase of premises and equipment	(165,298)	(42,223)
Net (increase) decrease in customers’ acceptance liability	(1,675)	405
Net cash received from disposition of business	5,700	—

Net cash provided by (used in) investing activities	1,832,490	(845,888)
Financing activities:
Net (decrease) increase in deposits	(6,149,063)	1,026,238
Net increase in short-term borrowings	422,293	762,307
Proceeds from long-term borrowings	1,967,821	104,676
Payments on long-term borrowings	(1,322,544)	(782,984)
Net increase (decrease) in bank acceptance liability	1,675	(405)
Cash dividends	(521,054)	(319,536)
Purchase of treasury stock	(1,056,231)	(251,743)
Proceeds from exercise of stock options	131,638	126,477
Excess tax benefits from share-based payments	2,501	11,777

Net cash (used in) provided by financing activities	(6,522,964)	676,807

Decrease in cash and cash equivalents	(688,488)	(146,965)
Cash and cash equivalents at beginning of year	4,717,418	3,216,940

Cash and cash equivalents at end of period	$4,028,930	$3,069,975

See notes to consolidated financial statements

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Three and six months ended June 30, 2007 and 2006

NOTE 1—Basis of Presentation

Regions Financial Corporation (“Regions” or the “Company”) provides a full range of banking and bank-related services to individual and corporate customers through its subsidiaries and branch offices located in Alabama, Arkansas, Florida, Georgia, Illinois, Indiana, Iowa, Kentucky, Louisiana, Mississippi, Missouri, North Carolina, South Carolina, Tennessee, Texas and Virginia. The Company is subject to competition from other financial institutions, is subject to the regulations of certain government agencies and undergoes periodic examinations by those regulatory authorities.

The accounting policies of Regions and the methods of applying those policies that materially affect the consolidated financial statements conform with accounting principles generally accepted in the United States (“GAAP”) and with general financial services industry practices. The accompanying interim financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and notes to the consolidated financial statements necessary for a complete presentation of financial position, results of operations and cash flows in conformity with GAAP. In the opinion of management, all adjustments, consisting of only normal and recurring items, necessary for the fair presentation of the consolidated financial statements have been included. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto, incorporated by reference, in Regions’ Annual Report on Form 10-K for the year ended December 31, 2006.

Certain amounts in prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on net income, total assets or stockholders’ equity.

NOTE 2—Business Combinations

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

Regions’ consolidated financial statements include the results of operations of acquired companies only from their respective dates of acquisition. The following unaudited summary information presents the consolidated results of operations of Regions on a pro forma basis for the three months and six months ended June 30, 2006, as if AmSouth had been acquired on January 1, 2006. The pro forma summary information does not necessarily reflect the results of operations that would have occurred if the acquisition had occurred at the beginning of the period presented, or of results which may occur in the future. In addition, the pro forma statements include estimates, primarily related to purchase accounting, which are preliminary and are subject to change.

(In thousands, except per share data)	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Net interest income	$1,195,900	$2,401,282
Provision for loan losses	54,014	108,934

Net interest income after provision for loan losses	1,141,886	2,292,348
Non-interest income	688,628	1,369,249
Non-interest expense	1,057,159	2,151,195

Income before income taxes from continuing operations	773,355	1,510,402
Income taxes	245,368	483,381

Income from continuing operations	527,987	1,027,021

Discontinued operations (Note 10):
Income (loss) from discontinued operations before income taxes	2,991	(4,446)
Income tax benefit	1,196	(1,779)

Income (loss) from discontinued operations, net of taxes	1,795	(2,667)

Net income	$529,782	$1,024,354

Weighted-average number of shares outstanding:
Basic	732,623	733,077
Diluted	737,226	737,679
Earnings per share from continuing operations (1):
Basic	$0.72	$1.40
Diluted	0.72	1.39
Earnings per share from discontinued operations (1):
Basic	0.00	0.00
Diluted	0.00	0.00
Earnings per share (1):
Basic	0.72	1.40
Diluted	0.72	1.39

(1)	Certain per share amounts may not appear to reconcile due to rounding.

Restructuring Liabilities—Relating to the AmSouth merger, approximately $64.9 million of restructuring liabilities were recorded in the fourth quarter of 2006, resulting in an increase to excess purchase price. The balance was comprised of approximately $42.1 million for severance and change-in-control provisions and $22.8 million for contract terminations related to the acquisition. As of June 30, 2007, cash payments totaling $15.6 million were made for severance and change-in-control provisions, while $9.0 million was paid for contract terminations resulting in a liability of $40.3 million at June 30, 2007. As more information becomes available regarding the Company’s finalization of its plans to exit certain activities related to AmSouth and/or involuntarily terminate former AmSouth employees, additional restructuring liabilities may be accrued and reflected in excess purchase price.

Branch Divestitures—During the first quarter of 2007, Regions completed the divestiture of 52 former AmSouth branches. These divestitures were required by the Department of Justice and the Board of Governors of the Federal Reserve in markets where the merger may have affected competition. The premium received from the divestitures is reflected in excess purchase price.

Assets Held for Sale—In February 2007, Regions listed more than 100 branch and land properties for sale related to the AmSouth merger. These properties exist in areas where the merger created an overlapping presence. Regions has classified these properties as held for sale in “Other assets” on the balance sheet in the amount of approximately $54 million. An estimated loss on the sale of these properties in the amount of approximately $5.9 million was booked in “Other non-interest expense” from continuing operations on the consolidated statement of earnings during the six months ended June 30, 2007.

Miles & Finch, Inc. Acquisition

On January 2, 2007, Regions Insurance Group, a subsidiary of Regions Financial Corporation, acquired certain assets of Miles & Finch, Inc., a multi-line insurance agency headquartered in Kokomo, Indiana with annual revenues of approximately $10 million, for a purchase price of $20.6 million.

Shattuck Hammond Partners LLC Acquisition

On June 15, 2007, Morgan Keegan & Co., Inc., a subsidiary of Regions Financial Corporation, acquired certain assets of Shattuck Hammond Partners LLC, an investment banking and financial advisory firm headquartered in New York, New York with annual revenues of approximately $28 million, for a purchase price of $25 million.

NOTE 3—Earnings per Share

The following table sets forth the computation of basic earnings per share and diluted earnings per share:

	Three Months Ended June 30		Six Months Ended June 30
(In thousands, except per share data)	2007	2006	2007	2006
Numerator:
For earnings per share—basic and diluted
Income from continuing operations	$453,732	$343,462	$927,808	$642,604
(Loss) income from discontinued operations, net of tax	(423)	1,795	(141,518)	(2,667)

Net income	453,309	345,257	786,290	639,937
Denominator:
For earnings per share—basic
Weighted-average shares outstanding	709,322	455,528	718,073	455,982
Effect of dilutive securities:
Stock options	5,958	4,521	6,627	4,523
Other	284	82	297	79

	6,242	4,603	6,924	4,602

For earnings per share—diluted	715,564	460,131	724,997	460,584

Earnings per share from continuing operations(1):
Basic	$0.64	$0.75	$1.29	$1.41
Diluted	0.63	0.75	1.28	1.40
Earnings per share from discontinued operations(1):
Basic	0.00	0.00	(0.20)	(0.01)
Diluted	0.00	0.00	(0.20)	(0.01)
Earnings per share(1):
Basic	0.64	0.76	1.10	1.40
Diluted	0.63	0.75	1.08	1.39

(1)	Certain per share amounts may not appear to reconcile due to rounding

The effect from the assumed exercise of 6,617,000 and 875,000 stock options for the three months ended and 1,733,000 and 875,000 stock options for the six months ended June 30, 2007 and 2006, respectively, was not included in the above computations of diluted earnings per share because such amounts would have had an antidilutive effect on earnings per share.

NOTE 4—Comprehensive Income

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

The disclosure of the reclassification amount is as follows:

	Three Months Ended June 30, 2007
(In thousands)	Before Tax	Tax Effect	Net of Tax
Net income	$683,719	$(230,410)	$453,309
Net unrealized holding gains and losses on securities available for sale arising during the period	(220,715)	80,057	(140,658)
Less: reclassification adjustments for net securities losses realized in net income	(32,806)	11,482	(21,324)

Net change in unrealized gains and losses on securities available for sale	(187,909)	68,575	(119,334)
Net unrealized holding gains and losses on derivatives arising during the period	(79,024)	28,827	(50,197)
Less: reclassification adjustments for net gains realized in net income	7,395	(2,588)	4,807

Net change in unrealized gains and losses on derivative instruments	(86,419)	31,415	(55,004)
Net actuarial gains and losses and prior service costs and credits arising during the period	1,200	(1,346)	(146)
Less: amortization of actuarial loss and prior service credit realized in net income	1,796	(628)	1,168

Net change from defined benefit pension plans	(596)	(718)	(1,314)

Comprehensive income	$408,795	$(131,138)	$277,657

	Three Months Ended June 30, 2006
(In thousands)	Before Tax	Tax Effect	Net of Tax
Net income	$496,733	$(151,476)	$345,257
Net unrealized holding gains and losses on securities available for sale arising during the period	(77,444)	27,667	(49,777)
Less: reclassification adjustments for net securities gains realized in net income	28	(10)	18

Net change in unrealized gains and losses on securities available for sale	(77,472)	27,677	(49,795)
Net unrealized holding gains and losses on derivatives arising during the period	(2,590)	949	(1,641)
Less: reclassification adjustments for net gains realized in net income	105	(37)	68

Net change in unrealized gains and losses on derivative instruments	(2,695)	986	(1,709)

Comprehensive income	$416,566	$(122,813)	$293,753

	Six Months Ended June 30, 2007
(In thousands)	Before Tax	Tax Effect	Net of Tax
Net income	$1,177,885	$(391,595)	$786,290
Net unrealized holding gains and losses on securities available for sale arising during the period	(154,279)	55,686	(98,593)
Less: reclassification adjustments for net securities losses realized in net income	(32,502)	11,376	(21,126)

Net change in unrealized gains and losses on securities available for sale	(121,777)	44,310	(77,467)
Net unrealized holding gains and losses on derivatives arising during the period	(43,852)	18,630	(25,222)
Less: reclassification adjustments for net gains realized in net income	7,696	(2,693)	5,003

Net change in unrealized gains and losses on derivative instruments	(51,548)	21,323	(30,225)
Net actuarial gains and losses and prior service costs and credits arising during the period	7,001	(2,383)	4,618
Less: amortization of actuarial loss and prior service credit realized in net income	3,592	(1,257)	2,335

Net change from defined benefit pension plans	3,409	(1,126)	2,283

Comprehensive income	$1,007,969	$(327,088)	$680,881

	Six Months Ended June 30, 2006
(In thousands)	Before Tax	Tax Effect	Net of Tax
Net income	$925,983	$(286,046)	$639,937
Net unrealized holding gains and losses on securities available for sale arising during the period	(202,061)	74,341	(127,720)
Less: reclassification adjustments for net securities gains realized in net income	39	(14)	25

Net change in unrealized gains and losses on securities available for sale	(202,100)	74,355	(127,745)
Net unrealized holding gains and losses on derivatives arising during the period	(1,697)	616	(1,081)
Less: reclassification adjustments for net gains realized in net income	208	(73)	135

Net change in unrealized gains and losses on derivative instruments	(1,905)	689	(1,216)

Comprehensive income	$721,978	$(211,002)	$510,976

NOTE 5—Pension and Other Postretirement Benefits

Net periodic pension expense and other postretirement benefits expense included the following components for the three months ended June 30:

	Pension		Other Postretirement Benefits
	Three Months Ended June 30		Three Months Ended June 30
(In thousands)	2007	2006	2007	2006
Service cost	$9,942	$4,740	$235	$100
Interest cost	20,444	7,418	766	533
Expected return on plan assets	(27,749)	(9,769)	(68)	(62)
Amortization of prior service credit	(66)	(108)	(104)	(105)
Recognized actuarial loss	1,862	3,833	12	60

Total expense	$4,433	$6,114	$841	$526

Net periodic pension expense and other postretirement benefits expense included the following components for the six months ended June 30:

	Pension		Other Postretirement Benefits
	Six Months Ended June 30		Six Months Ended June 30
(In thousands)	2007	2006	2007	2006
Service cost	$20,584	$9,502	$469	$199
Interest cost	40,704	14,872	1,531	1,069
Expected return on plan assets	(54,474)	(19,584)	(135)	(123)
Amortization of prior service credit	(133)	(216)	(208)	(209)
Recognized actuarial loss	3,725	7,684	24	118
Settlement charge	2,300	—	—	—
Curtailment gains	(7,052)	—	—	—

Total expense	$5,654	$12,258	$1,681	$1,054

The settlement charge during the first six months of 2007 relates to the settlement of a liability under the Regions supplemental executive retirement plan for a certain executive officer that occurred during the first quarter of 2007. The curtailment gains resulted from merger-related employment terminations which also occurred during the first quarter of 2007. As a result of the curtailment, pension expense was remeasured as of March 31, 2007, for the fiscal year 2007.

NOTE 6—Share Based Payment

Regions has stock option and long-term incentive compensation plans which permit the granting of incentive awards in the form of stock options, restricted stock, and stock appreciation rights. The terms of all awards issued under these plans are determined by the Compensation Committee of the Board of Directors, but no options may be granted after the tenth anniversary of the plans’ adoption. Options and restricted stock granted usually vest based on employee service and generally vest within three years from the date of the grant. Grants of performance-based restricted stock typically have a one year performance period, after which shares vest within three years after the grant date. The contractual life of these options granted under these plans range from seven to ten years from the date of grant. Upon adoption of a new long-term incentive plan in 2006, Regions amended all other open stock and long-term incentive plans, such that no new awards may be granted under those plans subsequent to the amendment date. The outstanding awards were unaffected by this plan amendment. Refer to Regions’ Annual Report on Form 10-K for the year ended December 31, 2006 for further disclosures related to share-based payments issued by Regions.

Regions measures the fair value of each option award on the date of the grant using the Black-Scholes option pricing model. The following table summarizes the weighted-average assumptions used and the estimated fair values related to stock options granted during the six months ended:

	June 30 2007	June 30 2006
Expected dividend yield	4.10%	4.20%
Expected volatility	19.50%	19.50%
Risk-free interest rate	4.52%	4.85—5.19%
Expected option life	4.0 yrs.	4.0 yrs.
Fair value	$4.82	$4.87

The following table details the activity during the first six months of 2007 and 2006 related to stock options:

	For the Six Months Ended June 30
	2007		2006
	Number of Options	Wtd. Avg. Exercise Price	Number of Options	Wtd. Avg. Exercise Price
Outstanding at beginning of period	48,805,147	$28.97	33,590,080	$27.76
Granted	4,870,093	35.10	770,547	34.79
Exercised	(3,326,419)	27.22	(4,704,110)	25.95
Forfeited or cancelled	(793,077)	28.96	(108,877)	29.39

Outstanding at end of period	49,555,744	$29.69	29,547,640	$28.22

Exercisable at end of period	44,193,431	$29.04	27,413,094	$27.77

The following table details the activity during the first six months of 2007 and 2006 related to restricted shares awarded by Regions:

	For the Six Months Ended June 30
	2007		2006
	Shares	Wtd. Avg. Grant Date Fair Value	Shares	Wtd. Avg. Grant Date Fair Value
Non-vested at beginning of period	3,290,589	$33.34	3,362,995	$31.39
Granted	1,511,596	35.57	1,162,036	34.58
Vested	(905,743)	31.71	(372,137)	27.85
Forfeited	(232,362)	34.84	(145,380)	32.76

Non-vested at end of period	3,664,080	$34.57	4,007,514	$32.59

NOTE 7—Business Segment Information

Regions’ segment information is presented based on Regions’ key segments of business. Each segment is a strategic business unit that serves specific needs of Regions’ customers. The Company’s primary segment is General Banking/Treasury, which represents the Company’s branch banking functions and has separate management that is responsible for the operation of that business unit. This segment also includes the Company’s treasury function, including the Company’s securities portfolio and other wholesale activities. Prior to the second quarter of 2007, Regions had reported a Mortgage Banking segment that included the origination and servicing functions of Regions’ conforming mortgage operation and mortgage warehouse operation, as well as Regions’ non-prime mortgage subsidiary, EquiFirst. After the sale of EquiFirst at the end of the first quarter, management determined that the remaining functions of the mortgage operation were more aligned with the operations of the general bank. Therefore, during the second quarter of 2007, Regions combined the Mortgage Banking segment into the General Banking/Treasury segment. The 2006 amounts presented below have been adjusted to conform to the June 30, 2007 presentation. EquiFirst is presented separately as a discontinued operation in the consolidated statements of earnings. See Note 10 to the consolidated financial statements for further discussion.

In addition to General Banking/Treasury, Regions has designated as distinct reportable segments the activity of its Investment Banking/Brokerage/Trust and Insurance divisions. Investment Banking includes trust activities and all brokerage and investment activities associated with Morgan Keegan. Insurance includes all business associated with commercial insurance, in addition to credit life products sold to consumer customers. The reportable segment designated “Other” primarily includes merger charges and the parent company including eliminations.

The accounting policies used by each reportable segment are the same as those discussed in Note 1 to the consolidated financial statements included in the 2006 Annual Report on Form 10-K. The following table presents financial information for each reportable segment.

(In thousands)	General Banking/ Treasury	Investment Banking/ Brokerage/ Trust	Insurance	Other
Three months ended June 30, 2007
Net interest income	$1,096,021	$18,899	$1,557	$(11,142)
Provision for loan losses	60,000	—	—	—
Non-interest income	419,243	296,975	25,908	(45,325)
Non-interest expense	724,545	237,714	20,467	75,009
Income taxes (benefit)	277,673	28,278	2,357	(77,639)

Net income (loss)	$453,046	$49,882	$4,641	$(53,837)

Average assets	$123,966,425	$3,815,357	$269,189	$9,487,621

(In thousands)	Total Continuing Operations	Discontinued Operations (EquiFirst)	Total Company
Net interest income	$1,105,335	$—	$1,105,335
Provision for loan losses	60,000	—	60,000
Non-interest income	696,801	—	696,801
Non-interest expense	1,057,735	682	1,058,417
Income taxes (benefit)	230,669	(259)	230,410

Net income (loss)	$453,732	$(423)	$453,309

Average assets	$137,538,592	$—	$137,538,592

(In thousands)	General Banking/ Treasury	Investment Banking/ Brokerage/ Trust	Insurance	Other
Three months ended June 30, 2006
Net interest income	$743,352	$10,512	$1,332	$(6,354)
Provision for loan losses	29,628	—	—	386
Non-interest income	245,044	206,217	21,127	(2,011)
Non-interest expense	479,115	165,568	16,184	34,596
Income taxes (benefit)	180,226	18,442	2,528	(50,916)

Net income (loss)	$299,427	$32,719	$3,747	$7,569

Average assets	$79,326,464	$3,147,659	$200,378	$1,438,335

(In thousands)	Total Continuing Operations	Discontinued Operations (EquiFirst)	Total Company
Net interest income	$748,842	$13,693	$762,535
Provision for loan losses	30,014	(14)	30,000
Non-interest income	470,377	20,334	490,711
Non-interest expense	695,463	31,050	726,513
Income taxes (benefit)	150,280	1,196	151,476

Net income (loss)	$343,462	$1,795	$345,257

Average assets	$84,112,836	$1,763,751	$85,876,587

(In thousands)	General Banking/ Treasury	Investment Banking/ Brokerage/ Trust	Insurance	Other
Six months ended June 30, 2007
Net interest income	$2,246,373	$39,007	$2,851	$(13,858)
Provision for loan losses	106,925	75	—	—
Non-interest income	831,398	568,619	53,979	(60,283)
Non-interest expense	1,460,197	458,262	40,500	207,742
Income taxes (benefit)	628,909	55,129	5,418	(222,879)

Net income (loss)	$881,740	$94,160	$10,912	$(59,004)

Average assets	$122,503,287	$3,766,271	$263,449	$12,237,775

(In thousands)	Total Continuing Operations	Discontinued Operations (EquiFirst)	Total Company
Net interest income	$2,274,373	$11,967	$2,286,340
Provision for loan losses	107,000	182	107,182
Non-interest income	1,393,713	(176,681)	1,217,032
Non-interest expense	2,166,701	51,604	2,218,305
Income taxes (benefit)	466,577	(74,982)	391,595

Net income (loss)	$927,808	$(141,518)	$786,290

Average assets	$138,770,782	$968,135	$139,738,917

(In thousands)	General Banking/ Treasury	Investment Banking/ Brokerage/ Trust	Insurance	Other
Six months ended June 30, 2006
Net interest income	$1,493,462	$22,753	$2,629	$(37,074)
Provision for loan losses	56,815	—	—	819
Non-interest income	465,711	427,827	42,359	(5,129)
Non-interest expense	991,426	334,916	31,568	66,565
Income taxes (benefit)	342,282	42,137	5,332	(101,926)

Net income (loss)	$568,650	$73,527	$8,088	$(7,661)

Average assets	$79,461,530	$3,140,328	$193,259	$1,380,658

(In thousands)	Total Continuing Operations	Discontinued Operations (EquiFirst)	Total Company
Net interest income	$1,481,770	$23,491	$1,505,261
Provision for loan losses	57,634	(134)	57,500
Non-interest income	930,768	30,061	960,829
Non-interest expense	1,424,475	58,132	1,482,607
Income taxes (benefit)	287,825	(1,779)	286,046

Net income (loss)	$642,604	$(2,667)	$639,937

Average assets	$84,175,775	$1,482,593	$85,658,368

NOTE 8—Uncertain Tax Positions

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

Regions and its subsidiaries file income tax returns in the United States (“U.S.”), as well as various state jurisdictions. As the successor of acquired taxpayers, Regions is responsible for the resolution of audits from both federal and state taxing authorities. With few exceptions in certain state jurisdictions, the Company is no longer subject to U.S. federal or state and local income tax examinations by tax authorities for years before 1998, which would include audits of acquired entities. The Internal Revenue Service (“IRS”) has commenced an examination of the Company’s U.S. federal income tax returns for 2000 through 2005, the fieldwork for which is anticipated to be completed by the end of 2008 for the latest taxable year currently under audit. As of January 1, 2007, the IRS and certain states have proposed various adjustments to the Company’s previously filed tax returns. Management is currently evaluating those proposed adjustments; however, the Company does not anticipate the adjustments would result in a material change to its financial position or results of operations. The Company anticipates that it is reasonably possible that an additional statutory payment will be made by the end of 2007, the amount of which is not currently estimable. As of January 1, 2007 and June 30, 2007, the liability for gross unrecognized tax benefits was approximately $636 million and $702 million, respectively. Additionally, as of January 1, 2007 and June 30, 2007, the Company recognized a liability of approximately $207 million and $255 million, respectively, for interest, on a pretax basis. During the six-month period ended June 30, 2007, Regions recognized interest expense, on a pretax basis, on uncertain tax positions of approximately $48 million.

NOTE 9—Commitments and Contingencies

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

Both loan commitments and standby letters of credit have credit risk essentially the same as that involved in extending loans to customers and are subject to normal credit approval procedures and policies. Collateral is obtained based on management’s assessment of the customer’s credit. Loan commitments totaled $41.3 billion at June 30, 2007, and $22.0 billion at June 30, 2006. Standby letters of credit were $6.9 billion at June 30, 2007, and $3.6 billion at June 30, 2006. Commitments under commercial letters of credit used to facilitate customers’ trade transactions were $74.2 million at June 30, 2007, and $60.9 million at June 30, 2006.

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

NOTE 10—Discontinued Operations

On March 30, 2007, Regions sold EquiFirst Holdings Corporation (“EquiFirst”), a non-conforming mortgage origination affiliate, for approximately $76 million and recorded an after-tax gain of approximately $1 million. Consequently, the business related to EquiFirst has been accounted for as discontinued operations and the results are presented separately on the consolidated statements of earnings following the results from continuing operations. The purchase price is subject to final resolution of closing date values of net assets sold, which is not yet completed. Regions believes any adjustments to the purchase price will not have a material impact to the consolidated financial statements.

The results from discontinued operations for the three-month periods ending June 30, 2007 and 2006 are presented in the following table:

	Three Months Ended June 30
(In thousands)	2007	2006
Net interest income	$—	$13,693
Provision for loan losses	—	(14)

Net interest income after provision for loan losses	—	13,707

Total non-interest income, excluding gain on sale of discontinued operations	—	20,334
Total non-interest expense	682	31,050

(Loss) income from discontinued operations before income taxes	(682)	2,991
Income tax (benefit) expense	(259)	1,196

(Loss) income from discontinued operations, net of tax	$(423)	$1,795

The results from discontinued operations for the six-month periods ending June 30, 2007 and 2006 are presented in the following table:

	Six Months Ended June 30
(In thousands)	2007	2006
Net interest income	$11,967	$23,491
Provision for loan losses	182	(134)

Net interest income after provision for loan losses	11,785	23,625

Total non-interest income, excluding gain on sale of discontinued operations	(188,658)	30,061
Total non-interest expense	51,604	58,132

Loss from discontinued operations, excluding gain on sale, before income taxes	(228,477)	(4,446)
Gain on sale of discontinued operations before income taxes	11,977	—

Loss from discontinued operations before income taxes	(216,500)	(4,446)
Income tax benefit	(74,982)	(1,779)

Loss from discontinued operations, net of tax	$(141,518)	$(2,667)

NOTE 11—Recent Accounting Pronouncements

In July 2006, the FASB issued Interpretation 48, which requires that only benefits from tax positions that are more-likely-than-not of being sustained upon examination should be recognized in the financial statements. See Note 8, “Uncertain Tax Positions” for additional information about the impact of this interpretation.

In July 2006, the FASB issued FASB Staff Position Statement of Financial Accounting Standards No. 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction” (“FSP 13-2”), which addresses how a change or projected change in the timing of cash flows relating to income taxes generated by a leveraged lease transaction affects the accounting by a lessor for that lease. FSP 13-2 requires the projected timing of income tax cash flows generated by a leveraged lease transaction to be reviewed annually or more frequently if changes in circumstances indicate that a change in timing has occurred or is projected to occur. If the projected timing of the income tax cash flows is revised during the lease term, the rate of return and the recognition of income shall be recalculated from the inception of the lease as provided in FASB Statement No. 13, “Accounting for Leases.” FSP 13-2 is effective for fiscal years beginning after December 15, 2006 and the cumulative effect of applying the provisions of this FSP shall be reported as an adjustment to the beginning balance of retained earnings. Regions adopted FSP 13-2 on January 1, 2007, and the effect of adoption on the consolidated financial statements was a reduction in undivided profits of approximately $10.4 million.

In September 2006, the FASB ratified the consensus the Emerging Issues Task Force (“EITF”) reached regarding EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“Issue 06-4”), which provides accounting guidance for postretirement benefits related to endorsement split-dollar life insurance arrangements, whereby the employer owns and controls the insurance policies. The consensus concludes that an employer should recognize a liability for the postretirement benefit in accordance with Statement of Financial Accounting Standards No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (“Statement 106”) or Accounting Principles Board Opinion No. 12 (“APB 12”). In addition, the consensus states that an employer should also recognize an asset based on the substance of the arrangement with the employee. Issue 06-4 is effective for fiscal years beginning after December 15, 2007 with early application permitted. Regions is in the process of reviewing the potential impact of Issue 06-4.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“Statement 157”), which provides guidance for using fair value to measure assets and liabilities, but does not expand the use of fair value in any circumstance. Statement 157 also requires expanded disclosures about the extent to which a company measures assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on an entity’s financial statements. The statement applies whenever other standards require or permit assets and liabilities to be measured at fair value. Statement 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted. Regions is in the process of reviewing the potential impact of this statement.

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

In March 2007, the FASB ratified the consensus the EITF reached regarding EITF Issue No. 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements” (“Issue 06-10”), which provides accounting guidance for postretirement benefits related to collateral assignment split-dollar life insurance arrangements, whereby the employee owns and controls the insurance policies. The consensus concludes that an employer should recognize a liability for the postretirement benefit in accordance with Statement 106 or APB 12, as well as recognize an asset based on the substance of the arrangement with the employee. Issue 06-10 is effective for fiscal years beginning after December 15, 2007 with early application permitted. Regions is in the process of reviewing the potential impact of Issue 06-10.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following discussion and analysis is part of Regions Financial Corporation’s (“Regions” or the “Company”) Quarterly Report on Form 10-Q to the Securities and Exchange Commission (“SEC”) and updates Regions’ Annual Report on Form 10-K for the year ended December 31, 2006, which was previously filed with the SEC. This financial information is presented to aid in understanding Regions’ financial position and results of operations and should be read together with the financial information contained in the Form 10-K. Certain prior period amounts presented in this discussion and analysis have been reclassified to conform to current period classifications. The emphasis of this discussion will be on the three months and six months ended June 30, 2007 compared to the three months and six months ended June 30, 2006 for the statement of earnings. For the balance sheet, the emphasis of this discussion will be the balances as of June 30, 2007 as compared to December 31, 2006.

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

In addition to providing traditional commercial and retail banking services, Regions provides additional financial services including securities brokerage, asset management, financial planning, mutual funds, investment banking, mortgage banking, insurance, equipment financing and other specialty financing. Regions provides brokerage services and investment banking from approximately 450 offices of Morgan Keegan & Company, Inc. (“Morgan Keegan”), one of the largest investment firms based in the South. Regions Mortgage (a division of Regions Bank) provides residential mortgage loan origination and servicing activities for customers. Regions Mortgage services approximately $42.8 billion in mortgage loans. On March 30, 2007, Regions sold its non-conforming mortgage operation, EquiFirst, which is discussed further in Note 10 to the consolidated financial statements. Regions provides full-line insurance brokerage services primarily through Rebsamen Insurance, Inc., one of the 30 largest insurance brokers in the country.

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

SECOND QUARTER HIGHLIGHTS

Regions reported income from continuing operations of $453.7 million, or $0.63 per diluted share in the second quarter of 2007, which included $37.2 million in after-tax merger-related expenses (or 6 cents per diluted share). Excluding the impact of merger-related expenses, earnings per diluted share from continuing operations were $0.69, compared to second quarter 2006 per diluted share earnings of $0.75. See Table 11 for a reconciliation of GAAP to non-GAAP financial measures. Primary drivers of the second quarter 2007 net income include solid fee income, continued low credit costs, merger cost saves and good expense control.

Net interest income from continuing operations, on a fully taxable equivalent basis, for the second quarter of 2007 was $1.1 billion, compared to $777.6 million in the second quarter of 2006. The taxable equivalent net interest margin (annualized, and including discontinued operations) for the second quarter of 2007 was 3.82%, compared to 4.24% in the second quarter of 2006. The decrease in the net interest margin reflects the addition of the AmSouth Bancorporation (“AmSouth”) balance sheet, as well as a lower tax equivalent adjustment to net interest income from the first quarter adoption of FASB Interpretation No. 48 “Uncertain Tax Positions” (FIN 48). Also pressuring the margin during the second quarter of 2007 were narrowing spreads and capital management efforts, including an increased level of share repurchases and the issuance of long-term debt.

Net charge-offs totaled $53.9 million, or 0.23% of average loans, annualized, in the second quarter of 2007, compared to 0.21% for the second quarter of 2006. The provision for loan losses from continuing operations totaled $60.0 million in the second quarter of 2007 compared to $30.0 million during the same period of 2006. Total non-performing assets at June 30, 2007, were $585.0 million, compared to $379.1 million at December 31, 2006. The increase was primarily a result of weaker demand for condominium and one-to-four family real estate projects and the synchronization of Regions’ new credit policy implemented after the merger with AmSouth. To ensure consistency in the application of credit policies and risk ratings, Regions conducted credit servicing reviews (covering all loans in excess of $3 million) during the second quarter of 2007. These reviews revealed underwriting inconsistencies in certain markets. While the non-performing loans increased, they are well-secured by real estate collateral. The allowance for credit losses at June 30, 2007, was 1.19% of total loans, net of unearned income, compared to 1.17% at December 31, 2006 and 1.32% at June 30, 2006.

Non-interest income in the second quarter of 2007 from continuing operations, excluding securities gains and losses, was $729.6 million, compared to $470.3 million in the second quarter of 2006. This increase was attributable to the AmSouth merger, led by increases in service charges on deposit accounts (including interchange income), brokerage income, and trust income.

Total non-interest expense from continuing operations was $1.1 billion in the second quarter of 2007, compared to $695.5 million in the second quarter of 2006. Excluding merger charges of $60.0 million, second quarter 2007 non-interest expense was $997.8 million (see Table 11). Merger charges, coupled with the additional expenses attributable to AmSouth, were the primary driver of the increase during the second quarter of 2007 when compared to the second quarter of 2006. However, second quarter 2007 non-interest expenses benefited from accelerated realization of merger cost savings and were also reduced by a $38.0 million mortgage servicing rights recapture and a $10.0 million hurricane-related insurance recovery.

TOTAL ASSETS

Regions’ total assets at June 30, 2007, were $137.6 billion, compared to $143.4 billion at December 31, 2006. The decrease in total assets from year end 2006 resulted primarily from required branch divestitures related to Regions’ merger with AmSouth and the sale of EquiFirst, both of which took place in the first quarter of 2007. Also, asset growth was hindered by reduced overall loan demand.

LOANS

Regions’ primary investment is loans. At June 30, 2007, loans represented 81% of Regions’ interest-earning assets. The following table presents the distribution of Regions’ loan portfolio, net of unearned income:

Table 1—Loan Portfolio

(In thousands)	June 30 2007	December 31 2006	June 30 2006
Commercial	$25,123,355	$24,145,411	$15,840,510
Real estate—mortgage	33,646,480	35,230,343	24,019,544
Real estate—construction	14,311,192	14,121,030	8,162,479
Home equity lending	14,819,443	14,888,599	7,583,826
Indirect lending	4,052,637	4,037,539	1,344,853
Other consumer	2,061,381	2,127,680	2,179,420

	$94,014,488	$94,550,602	$59,130,632

Loan growth remained challenging during the first six months of 2007. While commercial, real estate construction and indirect lending increased, net decreases in other categories, particularly real estate mortgage loans, more than offset portfolio growth. Real estate mortgage loans have been impacted by reduced demand and an increasingly competitive market. Home equity lending has experienced strong production, but high paydowns have prevented net loan growth.

ALLOWANCE FOR CREDIT LOSSES

The allowance for credit losses (“allowance”) represents management’s estimate of probable credit losses inherent in the portfolio as of June 30, 2007. The allowance consists of two components: the allowance for loan losses, which is recorded as a contra-asset to loans, and the reserve for unfunded credit commitments, which is recorded in other liabilities. The assessment of the adequacy of the allowance is based on the combination of both of these components. Regions determines its allowance in accordance with regulatory guidance, Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan” (“Statement 114”) and Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (“Statement 5”).

At June 30, 2007 and December 31, 2006, the allowance totaled approximately $1.1 billion. The allowance as a percentage of net loans was 1.19% at June 30, 2007 compared to 1.17% at year-end 2006. Net loan losses as a percentage of average loans (annualized) were 0.21% in the first six months of both 2007 and 2006. The reserve for unfunded credit commitments was $56.4 million at June 30, 2007 compared to $51.8 million at December 31, 2006. Details regarding the allowance and net charge-offs, including an analysis of activity from the previous year’s total, are included in Table 2.

Management’s determination of the adequacy of the allowance is an ongoing, quarterly process and is based on an evaluation of the loan portfolio, including but not limited to: (1) detailed reviews of individual loans; (2) historical and current trends in gross and net loan charge-offs for the various portfolio segments evaluated; (3) the level of the allowance in relation to total loans and to historical loss levels; (4) levels and trends in non-performing and past due loans; (5) collateral values of properties securing loans; (6) the composition of the loan portfolio, including unfunded credit commitments; and (7) management’s judgment of current economic conditions and their impact on credit performance.

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

Impaired loans are defined as commercial and commercial real estate loans (excluding leases) on non-accrual status. Impaired loans totaled approximately $439.4 million at June 30, 2007, compared to $237.5 million at December 31, 2006. The increase in impaired loans is consistent with the increase in non-performing loans, which is discussed in the “Non-Performing Assets” section of this report. All loans which management has identified as impaired, and which are greater than $2.5 million, are evaluated individually for purposes of determining appropriate allowances for credit losses under Statement 114. For these loans, Regions measures the level of impairment based on the present value of the estimated cash flows, the estimated value of the collateral or, if available, observable market prices. Within total impaired loans, $83.4 million of these loans had specific reserves of approximately $17.1 million at June 30, 2007. This compares to $70.1 million of impaired loans having specific reserves of approximately $17.6 million at December 31, 2006. While impaired loans increased, they are well-secured by real estate collateral.

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

Activity in the allowance for credit losses is summarized as follows:

Table 2—Allowance for Credit Losses

	Six months ended June 30
(Dollars in thousands)	2007	2006
Balance at beginning of year	$1,107,788	$783,536

Loans charged-off:
Commercial	36,878	33,053
Real estate—mortgage	26,655	25,328
Real estate—construction	10,470	5,942
Equity lending	24,643	13,864
Indirect lending	16,870	8,361
Consumer	37,963	11,015

	153,479	97,563
Recoveries of loans previously charged-off:
Commercial	17,428	17,811
Real estate—mortgage	4,115	4,263
Real estate—construction	1,189	1,624
Equity lending	7,183	2,862
Indirect lending	8,479	3,980
Consumer	15,156	7,549

	53,550	38,089
Net charge-offs
Commercial	19,450	15,242
Real estate—mortgage	22,540	21,065
Real estate—construction	9,281	4,318
Equity lending	17,460	11,002
Indirect lending	8,391	4,381
Consumer	22,807	3,466

	99,929	59,474
Allowance allocated to sold loans	(1,333)	(3,779)
Provision for loan losses—continuing operations	107,000	57,634
Provision for loan losses—discontinued operations	182	(134)
Provision for unfunded credit commitments	4,521	—

Balance at end of period	$1,118,229	$777,783

Components:
Allowance for loan losses	$1,061,873	$777,783
Reserve for unfunded credit commitments(1)	56,356	—

Allowance for credit losses	$1,118,229	$777,783

(1) During the fourth quarter of 2006, Regions transferred a portion of the allowance for loan losses related to unfunded credit commitments to other liabilities.

Loans, net of unearned income, outstanding at end of period	$94,014,488	$59,130,632
Average loans, net of unearned income, outstanding for the period	94,194,342	58,341,578
Ratios:
Allowance for credit losses at end of period to loans, net of unearned income	1.19%	1.32%
Allowance for loan losses at end of period to loans, net of unearned income	1.13	1.32
Net charge-offs as percentage of average loans, net of unearned income*	0.21	0.21

*	Annualized

NON-PERFORMING ASSETS

Non-performing assets are summarized as follows:

Table 3—Non-Performing Assets

(Dollars in thousands)	June 30 2007	December 31 2006	June 30 2006
Non-performing loans:
Non-accrual loans	$501,175	$306,471	$264,284
Renegotiated loans	—	—	107

Total non-performing loans	501,175	306,471	264,391
Foreclosed properties	83,834	72,663	55,495

Total non-performing assets*	$585,009	$379,134	$319,886

Accruing loans 90 days past due	$204,829	$143,868	$78,096

Non-performing assets* to loans, net of unearned income and foreclosed properties	0.62%	0.40%	0.54%

*	Exclusive of accruing loans 90 days past due

Non-performing loans at June 30, 2007 increased $194.7 million from year-end 2006 levels. The increase was due to weaker demand for condominium and one-to-four family construction projects, and the synchronization of Regions’ new credit policy implemented after the merger with AmSouth. To ensure consistency in the application of credit policies and risk ratings, Regions conducted credit servicing reviews (covering all loans in excess of $3 million) during the second quarter of 2007. These reviews revealed underwriting inconsistencies in certain markets. While the non-performing loans increased, they are well-secured by real estate collateral. Loans past due 90 days or more and still accruing increased 42% from year-end 2006 levels, due primarily to conforming Regions’ and AmSouth’s credit policies with respect to residential first mortgage and home equity loans during the first quarter of 2007.

SECURITIES

The following table details the carrying values of securities:

Table 4—Securities

(In thousands)	June 30 2007	December 31 2006	June 30 2006
U.S. Treasury securities	$302,698	$400,065	$248,274
Federal agency securities	3,548,168	3,752,216	3,121,918
Obligations of states and political subdivisions	744,695	788,736	404,016
Mortgage-backed securities	11,759,778	12,777,358	7,594,989
Other debt securities	258,901	80,980	80,851
Equity securities	844,619	762,705	337,970

	$17,458,859	$18,562,060	$11,788,018

Total securities at June 30, 2007 decreased approximately 6% from year-end 2006 levels. Securities available for sale, which comprise nearly all of the securities portfolio, are an important tool used to manage interest rate sensitivity and provide a primary source of liquidity for the Company (see INTEREST RATE SENSITIVITY, Exposure to Interest Rate Movements and LIQUIDITY).

In the second quarter, approximately $1 billion of federal agency securities were sold for a loss of approximately $33 million in order to maintain the neutral sensitivity of Regions’ balance sheet. A majority of the proceeds were reinvested in higher-yielding securities without increasing the weighted-average duration of the portfolio. Cash flows from normal pay downs and maturities of the securities portfolio have been used to reduce higher-rate certificates of deposits as they mature.

OTHER INTEREST-EARNING ASSETS

All other interest-earning assets decreased approximately $3.1 billion from year-end 2006 to June 30, 2007, primarily resulting from the reduction of loans held for sale due to the required branch divestitures related to Regions’ merger with AmSouth and the sale of EquiFirst.

MORTGAGE SERVICING RIGHTS

A summary of mortgage servicing rights is presented in Table 5. The carrying amounts represent the original amounts capitalized, less accumulated amortization, permanent impairment and valuation allowance. These assets represent the right to service mortgage loans owned by other investors. The carrying values of mortgage servicing rights are affected by various factors, including prepayments of the underlying mortgages. A significant change in prepayments of mortgages in the servicing portfolio could result in significant changes in the valuation allowance, thus creating potential volatility in the carrying amount of mortgage servicing rights.

Table 5—Mortgage Servicing Rights

	Six months ended June 30
(In thousands)	2007	2006
Balance at beginning of year	$416,217	$441,508
Amounts capitalized	28,611	24,528
Sale of servicing assets	—	(1,028)
Permanent impairment	—	(3,719)
Amortization	(40,426)	(34,566)

	404,402	426,723
Valuation allowance	(4,346)	(6,401)

Balance at end of period	$400,056	$420,322

DEPOSITS

Regions competes with other banking and financial services companies for a share of the deposit market. Regions’ ability to compete in the deposit market depends heavily on how effectively the Company meets customers’ needs. Regions utilizes both traditional and non-traditional avenues to meet customers’ needs. Regions employs various means to meet those needs and enhance competitiveness, such as offering well-designed products, providing a high level of customer service, supplying competitive pricing and expanding the traditional branch network to provide convenient branch locations for customers. Regions also makes available centralized, high-quality telephone banking services and alternative product delivery channels such as Internet banking.

The following table summarizes deposits by category:

Table 6—Deposits

(In thousands)	June 30 2007	December 31 2006	June 30 2006
Non-interest-bearing demand	$19,136,419	$20,175,482	$13,158,707
Non-interest-bearing demand—divestitures	—	533,295	—

Total non-interest bearing deposits	19,136,419	20,708,777	13,158,707

Savings accounts	3,795,701	3,882,533	3,081,192
Interest-bearing transaction accounts	15,685,340	15,899,813	9,095,050
Money market accounts	22,846,800	21,521,258	12,874,239
Certificates of deposits greater than $ 100,000	11,602,951	12,776,086	7,918,736
Other interest-bearing deposits	21,989,180	24,201,430	15,276,902
Interest-bearing deposits—divestitures	—	2,238,072	—

Total interest-bearing deposits	75,919,972	80,519,192	48,246,119

	$95,056,391	$101,227,969	$61,404,826

Total deposits at June 30, 2007, decreased approximately 6% compared to year-end 2006 levels. The decrease in deposits from December 31, 2006 resulted partially from required branch divestitures related to Regions’ merger with AmSouth. These divestitures decreased June 30, 2007 deposit balances by approximately $2.8 billion compared to year-end 2006. Also, the maturity of high-rate certificates of deposit and lower Eurodollar funding (which is included in “Other interest-bearing deposits”) contributed to the total decrease in deposits. Offsetting these decreases, money market accounts increased $1.3 billion since December 31, 2006, due to the success of a money market campaign and emphasis on shifting funds from high-rate certificates of deposit into money market accounts.

SHORT-TERM BORROWINGS

The following is a summary of short-term borrowings:

Table 7—Short-Term Borrowings

(In thousands)	June 30 2007	December 31 2006	June 30 2006
Federal funds purchased	$4,496,567	$3,709,080	$1,948,395
Securities sold under agreements to repurchase	3,710,683	3,967,174	2,822,143
Federal Home Loan Bank advances	600,000	500,000	—
Senior bank notes	—	250,000	—
Brokerage customers liabilities	499,309	492,631	458,603
Short-sale liability	666,169	587,747	370,940
Other short-term borrowings	116,636	160,439	128,505

	$10,089,364	$9,667,071	$5,728,586

Federal funds purchased and securities sold under agreements to repurchase totaled $8.2 billion at June 30, 2007, compared to $7.7 billion at year-end 2006. The level of Federal funds and securities sold under agreements to repurchase can fluctuate significantly on a day-to-day basis, depending on funding needs and which sources of funds are used to satisfy those needs.

LONG-TERM BORROWINGS

Long-term borrowings are summarized as follows:

Table 8—Long-Term Borrowings

(In thousands)	June 30 2007	December 31 2006	June 30 2006
Federal Home Loan Bank structured advances	$1,767,535	$2,102,356	$785,000
Other Federal Home Loan Bank advances	270,067	285,195	793,612
6.375% subordinated notes due 2012	597,050	599,060	600,000
7.75% subordinated notes due 2011	540,538	546,066	551,625
6.45% subordinated notes due 2037 (Regions Bank)	500,000	—	—
7.00% subordinated notes due 2011	497,887	499,017	500,000
4.85% subordinated notes due 2013 (Regions Bank)	486,694	485,718	—
5.20% subordinated notes due 2015 (Regions Bank)	341,325	344,032	—
6.45% subordinated notes due 2018 (Regions Bank)	322,453	323,227	—
6.50% subordinated notes due 2018 (Regions Bank)	312,032	312,617	313,204
6.125% subordinated notes due 2009	177,380	178,118	—
6.75% subordinated debentures due 2025	164,058	164,269	—
7.75% subordinated notes due 2024	100,000	100,000	100,000
Senior bank notes	100,000	703,204	1,006,714
4.375% senior notes due 2010	490,741	489,386	488,023
LIBOR floating rate senior notes due 2012	350,000	—	—
LIBOR floating rate senior notes due 2009	250,000	—	—
LIBOR floating rate senior debt notes due 2008	399,573	399,390	400,000
4.50% senior debt notes due 2008	349,451	349,212	350,000
Junior subordinated notes	699,814	225,768	226,183
Other long-term debt	607,611	530,280	245,219
Valuation adjustments on hedged long-term debt	(36,283)	5,734	(66,208)

	$9,287,926	$8,642,649	$6,293,372

Long-term borrowings have increased $645.3 million since year-end 2006 due primarily to new subordinated notes, including junior subordinated notes, and senior notes issuances. These issuances were offset by decreases in Federal Home Loan Bank (“FHLB”) structured advances and senior bank notes, as well as the payoff of the December 31, 2006 balance of junior subordinated notes.

On April 24, 2007, Regions Financial Corporation issued $700 million of junior subordinated notes (“JSNs”) bearing an initial fixed interest rate of 6.625%. The JSNs have a scheduled maturity of May 15, 2047 and a final maturity of May 1, 2077. On June 26, 2007, Regions Bank issued $500 million of subordinated notes bearing an initial fixed interest rate of 6.45%. The subordinated notes have a scheduled maturity of June 26, 2037. Also on June 26, 2007, Regions issued $350 million of LIBOR floating rate senior notes with a maturity of June 26, 2012, and $250 million of LIBOR floating rate senior notes with a maturity of June 26, 2009.

STOCKHOLDERS’ EQUITY

Stockholders’ equity was $19.7 billion at June 30, 2007, compared to $20.7 billion at December 31, 2006. During the first six months of 2007, net income added $786.3 million to stockholders’ equity, while cash dividends declared and purchases of treasury stock reduced equity by $521.1 million and $1,056.2 million, respectively. In addition, Regions recorded the cumulative effect of a change in accounting principles that reduced stockholders’ equity by $269.4 million from the adoption of FIN 48 and FSP 13-2. See Note 8 and Note 11 to the consolidated financial statements for further details.

Regions’ ratio of equity to total assets was 14.31% at June 30, 2007, compared to 14.44% at December 31, 2006. Regions’ ratio of tangible equity to tangible assets was 6.09% at June 30, 2007, compared to 6.53% at December 31, 2006.

At June 30, 2007, Regions had 34.2 million common shares available for repurchase through open market transactions under existing share repurchase authorizations. During the first six months of 2007, the Company repurchased 29.8 million common shares at a cost of $1,056.2 million.

On April 27, 2007, Regions entered into an agreement to repurchase approximately 14.2 million shares of its outstanding common stock for an initial purchase price of $500 million. These shares were accounted for as treasury stock on the date of purchase. Regions simultaneously entered into a forward contract indexed to these same shares and the initial purchase price may be adjusted upon final settlement in the latter part of 2007.

The Board of Directors declared a $.36 cash dividend for the second quarter of 2007, compared to a $.35 cash dividend declared for the second quarter of 2006 and $.36 for first quarter 2007.

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

The following chart summarizes the applicable bank regulatory capital requirements. Regions’ capital ratios at June 30, 2007, December 31, 2006 and June 30, 2006 substantially exceeded all regulatory requirements.

Table 9—Regulatory Capital Requirements

	To Be Well Capitalized	June 30, 2007 Ratio	December 31, 2006 Ratio	June 30, 2006 Ratio
Tier 1 Capital:
Regions Financial Corporation	6.00%	7.99%	8.07%	8.64%
Regions Bank	6.00	9.82	9.77	10.14

Total Capital:
Regions Financial Corporation	10.00%	11.56%	11.54%	12.31%
Regions Bank	10.00	12.20	11.76	11.66

Leverage:
Regions Financial Corporation	5.00%	7.14%	8.30%	7.50%
Regions Bank	5.00	8.83	10.55	8.96

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

Refer to Note 8 to the consolidated financial statements for a discussion of the Company’s obligations related to uncertain tax positions.

Regions also has the ability to obtain additional FHLB advances subject to collateral requirements and other limitations. The FHLB has been and is expected to continue to be a reliable and economical source of funding and can be used to fund debt maturities as well as other obligations.

In May 2007, Regions filed a universal shelf registration statement that allows the company to issue various debt and equity securities at market rates for future funding and liquidity needs. The shelf registration has no limit and is automatically renewable.

In addition, Regions Bank has the requisite agreements in place to issue and sell up to $4.5 billion of its bank notes to institutional investors through placement agents. The issuance of additional bank notes could provide a significant source of liquidity and funding to meet future needs.

Morgan Keegan maintains certain lines of credit with unaffiliated banks to manage liquidity in the ordinary course of business.

RATINGS

The table below reflects the most recent debt ratings of Regions Financial Corporation and Regions Bank by Standard & Poor’s Corporation, Moody’s Investors Service, Fitch IBCA and Dominion Bond Rating Service:

Table 10—Credit Ratings

	Standard & Poor’s	Moody’s	Fitch	Dominion
Regions Financial Corporation
Senior notes	A	A1	A+	AH
Subordinated notes	A-	A2	A	A
Trust preferred securities	BBB+	A2	A	A

Regions Bank
Short-term certificates of deposit	A-1	P-1	F1+	R-1M
Short-term debt	A-1	P-1	F1+	R-1M
Long-term certificates of deposit	A+	Aa3	AA-	AAL
Long-term debt	A+	Aa3	A+	AAL

Table reflects ratings as of June 30, 2007.

A security rating is not a recommendation to buy, sell or hold securities, and the ratings above are subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating.

OPERATING RESULTS

For the second quarter of 2007, income from continuing operations totaled $453.7 million ($0.63 per diluted share), compared to $343.5 million ($0.75 per diluted share) for the same period in 2006. Excluding the impact of merger-related charges, earnings from continuing operations were $0.69 per diluted share for the second quarter of 2007. For the six months ended June 30, 2007, income from continuing operations was $927.8 million ($1.28 per diluted share), compared to $642.6 million ($1.40 per diluted share) for the corresponding year earlier period. Excluding the impact of merger-related charges, earnings from continuing operations for the first six months of 2007 and 2006 were $1.37 and $1.40, respectively, per diluted share.

For the second quarter and first six months of 2007, return on average stockholders’ equity, return on average assets, and return on average tangible stockholders’ equity (annualized), decreased when compared to the second quarter and first six months of 2006 as a result of the merger with AmSouth.

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

Table 11—GAAP to Non-GAAP Reconciliation

		Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands, except per share data)		2007	2006	2007	2006
INCOME
Income from continuing operations (GAAP)		$453,732	$343,462	$927,808	$642,604
(Loss) income from discontinued operations, net of tax		(423)	1,795	(141,518)	(2,667)

Net income (GAAP)	A	$453,309	$345,257	$786,290	$639,937

Income from continuing operations (GAAP)		$453,732	$343,462	$927,808	$642,604
Merger-related charges, pre-tax
Salaries and employee benefits		23,047	—	46,578	—
Net occupancy expense		4,685	—	8,515	—
Furniture and equipment expense		992	—	1,237	—
Other		31,203	—	52,590	—

Total merger-related charges, pre-tax		59,927	—	108,920	—
Merger-related charges, net of tax		37,155	—	67,531	—

Income excluding discontinued operations and merger charges (non-GAAP)	B	$490,887	$343,462	$995,339	$642,604

Weighted-average shares outstanding—diluted	C	715,564	460,131	724,997	460,584
Earnings per share, excluding discontinued operations and merger charges—diluted	B/C	$0.69	$0.75	$1.37	$1.40

RETURN ON AVERAGE ASSETS
Average assets (GAAP)	D	$137,538,592	$85,876,587	$139,738,917	$85,658,368
Average assets, excluding discontinued operations	E	$137,538,592	$84,112,836	$138,771,163	$84,175,775
Return on average assets (GAAP)*	A/D	1.32%	1.61%	1.13%	1.51%

Return on average assets, excluding discontinued operations and merger charges (non-GAAP)*	B/E	1.43%	1.64%	1.45%	1.54%

RETURN ON AVERAGE EQUITY
Average equity (GAAP)	F	$20,040,276	$10,669,672	$20,245,364	$10,677,914
Average intangible assets (GAAP)		12,097,753	5,286,808	12,131,221	5,309,287

Average tangible equity	G	$7,942,523	$5,382,864	$8,114,143	$5,368,627
Average equity, excluding discontinued operations	H	$20,040,276	$10,515,043	$20,199,079	$10,522,071
Average intangible assets, excluding discontinued operations		12,097,753	5,286,808	12,131,221	5,309,287

Average tangible equity, excluding discontinued operations	I	$7,942,523	$5,228,235	$8,067,858	$5,212,784
Return on average equity (GAAP)*	A/F	9.07%	12.98%	7.83%	12.09%
Return on average tangible equity*	A/G	22.89%	25.73%	19.54%	24.04%

Return on average equity, excluding discontinued operations and merger charges (non-GAAP)*	B/H	9.82%	13.10%	9.94%	12.32%

Return on average tangible equity, excluding discontinued operations and merger charges (non-GAAP)*	B/I	24.79%	26.35%	24.88%	24.86%

*	Income statement amounts have been annualized in calculation

NET INTEREST INCOME

The following table presents an analysis of net interest income/margin for the quarters ended June 30 and includes discontinued operations:

Table 12—Consolidated Average Daily Balances and Yield/Rate Analysis Including Discontinued Operations

	Three Months Ended June 30
	2007			2006
(Dollars in thousands; yields on taxable-equivalent basis)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Interest-bearing deposits in other banks	$39,767	$649	6.55%	$38,825	$343	3.54%
Federal funds sold and securities purchased under agreements to resell	1,124,636	17,162	6.12	871,206	11,573	5.33
Trading account assets	1,555,939	15,963	4.12	969,137	9,583	3.97
Securities:
Taxable	17,245,705	218,123	5.07	11,175,675	131,364	4.71
Tax-exempt	737,522	16,430	8.94	406,340	12,074	11.92
Loans held for sale	1,323,479	21,363	6.47	2,355,875	47,261	8.05
Loans held for sale—divestitures	—	—	—	—	—	—
Margin receivables	532,037	9,289	7.00	557,148	9,525	6.86
Loans, net of unearned income (1) (2)	94,051,511	1,735,135	7.40	58,489,995	1,071,997	7.35

Total interest-earning assets	116,610,596	2,034,114	7.00	74,864,201	1,293,720	6.93
Allowance for loan losses	(1,056,832)			(781,282)
Cash and due from banks	2,803,967			2,016,715
Other assets	19,180,861			9,776,953

	$137,538,592			$85,876,587

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Savings accounts	$3,861,380	2,884	0.30	$3,155,230	3,357	0.43
Interest-bearing transaction accounts	15,816,958	84,334	2.14	9,880,021	36,219	1.47
Money market accounts	22,583,104	197,609	3.51	12,037,280	87,988	2.93
Certificates of deposit of $100,000 or more	12,443,318	152,413	4.91	7,650,843	82,214	4.31
Other interest-bearing deposit accounts	21,645,487	239,999	4.45	15,067,677	147,248	3.92
Interest-bearing deposits-divestitures	—	—	—	—	—	—

Total interest-bearing deposits	76,350,247	677,239	3.56	47,791,051	357,026	3.00
Federal funds purchased and securities sold under agreements to repurchase	7,461,579	90,460	4.86	4,301,848	47,213	4.40
Other short-term borrowings	2,251,296	26,177	4.66	886,953	8,852	4.00
Long-term borrowings	9,014,112	128,269	5.71	6,589,755	89,361	5.44

Total interest-bearing liabilities	95,077,234	922,145	3.89	59,569,607	502,452	3.38
Non-interest-bearing deposits	19,233,146			12,882,910
Other liabilities	3,187,936			2,754,398
Stockholders’ equity	20,040,276			10,669,672

	$137,538,592			$85,876,587

Net interest income/margin on a taxable equivalent basis (3)		$1,111,969	3.82%		$791,268	4.24%

Notes:

(1)	Loans, net of unearned income, includes non-accrual loans for all periods presented.
(2)	Interest income includes loan fees of $21,813,000 and $18,727,000 for the three months ended June 30, 2007 and June 30, 2006, respectively.
(3)	The computation of taxable equivalent net interest income is based on the stautory federal income tax rate of 35%, adjusted for applicable state income taxes net of the related federal tax benefit.

The following table presents an analysis of net interest income/margin for the six months ended June 30 and includes discontinued operations:

Table 13—Consolidated Average Daily Balances and Yield/Rate Analysis Including Discontinued Operations

	Six Months Ended June 30
	2007			2006
(Dollars in thousands; yields on taxable-equivalent basis)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Interest-bearing deposits in other banks	$60,031	$1,828	6.14%	$45,575	$887	3.92%
Federal funds sold and securities purchased under agreements to resell	1,093,479	33,535	6.18	903,545	22,063	4.92
Trading account assets	1,515,741	31,874	4.24	946,715	19,907	4.24
Securities:
Taxable	17,495,478	442,442	5.10	11,318,178	263,333	4.69
Tax-exempt	750,338	33,217	8.93	416,175	24,418	11.83
Loans held for sale	2,369,570	88,558	7.54	2,093,511	81,143	7.82
Loans held for sale—divestitures	572,096	21,520	7.59	—	—	—
Margin receivables	543,404	18,899	7.01	546,124	18,198	6.72
Loans, net of unearned income(1) (2)	94,194,342	3,480,611	7.45	58,341,578	2,083,458	7.20

Total interest-earning assets	118,594,479	4,152,484	7.06	74,611,401	2,513,407	6.79
Allowance for loan losses	(1,059,287)			(783,552)
Cash and due from banks	2,906,636			2,023,195
Other assets	19,297,089			9,807,324

	$139,738,917			$85,658,368

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Savings accounts	$3,883,218	5,848	0.30	$3,128,226	6,206	0.40
Interest-bearing transaction accounts	15,964,412	167,678	2.12	10,057,150	70,295	1.41
Money market accounts	22,079,714	381,127	3.48	11,973,627	164,974	2.78
Certificates of deposit of $100,000 or more	12,854,926	308,346	4.84	7,517,757	154,454	4.14
Other interest-bearing deposit accounts	22,489,891	489,608	4.39	14,756,743	275,805	3.77
Interest-bearing deposits-divestitures	754,560	12,091	3.23	—	—	—

Total interest-bearing deposits	78,026,721	1,364,698	3.53	47,433,503	671,734	2.86
Federal funds purchased and securities sold under agreements to repurchase	7,816,286	186,763	4.82	4,239,543	88,494	4.21
Other short-term borrowings	2,232,307	50,535	4.57	942,737	17,704	3.79
Long-term borrowings	8,811,373	251,006	5.74	6,723,717	177,525	5.32

Total interest-bearing liabilities	96,886,687	1,853,002	3.86	59,339,500	955,457	3.25
Non-interest-bearing deposits	19,462,501			12,904,708
Other liabilities	3,144,365			2,736,246
Stockholders’ equity	20,245,364			10,677,914

	$139,738,917			$85,658,368

Net interest income/margin on a taxable equivalent basis(3)		$2,299,482	3.91%		$1,557,950	4.21%

Notes:

(1)	Loans, net of unearned income, includes non-accrual loans for all periods presented.
(2)	Interest income includes loan fees of $43,855,000 and $37,956,000 for the six months ended June 30, 2007 and June 30, 2006, respectively.
(3)	The computation of taxable equivalent net interest income is based on the stautory federal income tax rate of 35%, adjusted for applicable state income taxes net of the related federal tax benefit.

For the second quarter of 2007, net interest income (taxable equivalent basis) totaled $1.1 billion compared to $0.8 billion in the second quarter of 2006. The net yield on interest-earning assets (taxable equivalent basis) was 3.82% in the second quarter of 2007, compared to 4.24% during the second quarter of 2006. For the six months ended June 30, 2007, net interest income (taxable equivalent basis) totaled $2.3 billion compared to $1.6 billion for the six months ended June 30, 2006. The net yield on interest-earning assets (taxable equivalent basis) was 3.91% for the six months ended June 30, 2007, compared to 4.21% for the same period of 2006. These changes in both taxable-equivalent net interest income and net interest margin are attributable to the addition of the AmSouth balance sheet. In addition to the AmSouth merger, spreads continued to tighten during 2007, and a lower tax equivalent adjustment also resulted from the first quarter 2007 adoption of FIN 48 relating to accounting for uncertain tax positions. Also pressuring the margin during the second quarter of 2007 were narrowing spreads and capital management efforts, including an increased level of share repurchases and the issuance of long-term debt.

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

Sensitivity Measurement—Financial simulation models are Regions’ primary tools used to measure interest rate exposure. Using a wide range of sophisticated simulation techniques provide management with extensive information on the potential impact to net interest income caused by changes in interest rates. Models are structured to simulate cash flows and accrual characteristics of Regions’ balance sheet. Assumptions are made about the direction and volatility of interest rates, the slope of the yield curve, and the changing composition of the balance sheet that result from both strategic plans and from customer behavior. Among the assumptions are expectations of balance sheet growth and composition, the pricing and maturity characteristics of existing business and the characteristics of future business. Interest rate-related risks are expressly considered, such as pricing spreads, the lag time in pricing administered rate accounts, prepayments and other option risks. Regions considers these factors, as well as the degree of certainty or uncertainty surrounding their future behavior. Financial derivative instruments are used in hedging the values of selected assets and liabilities against changes in interest rates. The effect of these hedges is included in the simulations of net interest income.

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

Exposure to Interest Rate Movements—As of June 30, 2007, Regions maintained a generally neutral position to both gradual and instantaneous rate shifts of plus or minus 100 and 200 basis points. The following table demonstrates the estimated potential effect that gradual (over six months beginning at June 30, 2007) and instantaneous parallel interest rate shifts would have on Regions’ annual net interest income. Results of the same analysis for the comparable period for 2006 are presented for comparison purposes.

Table 14—Interest Rate Sensitivity

(Dollars in thousands)	June 30, 2007		June 30, 2006
Gradual Change in Interest Rates	Increase (Decrease) in Net Interest Income		Increase (Decrease) in Net Interest Income
+ 200 basis points	$40,000	0.9%	$118,000	4.0%
+ 100 basis points	23,000	0.6	60,000	2.1
- 100 basis points	(18,000)	(0.4)	(47,000)	(1.6)
- 200 basis points	(11,000)	(0.3)	(80,000)	(2.7)

(Dollars in thousands)	June 30, 2007		June 30, 2006
Instantaneous Change in Interest Rates	Increase (Decrease) in Net Interest Income		Increase (Decrease) in Net Interest Income
+ 200 basis points	$5,000	0.1%	$141,000	4.8%
+ 100 basis points	10,000	0.2	72,000	2.5
- 100 basis points	(16,000)	(0.4)	(57,000)	(1.9)
- 200 basis points	(14,000)	(0.3)	(110,000)	(3.7)

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

Morgan Keegan will occasionally economically hedge a portion of its long proprietary inventory position through the use of short positions in interest rate swaps, which are included in securities sold, not yet purchased at market value. At June 30, 2007, Morgan Keegan had $30 million in interest rate swaps. The contract amounts do not necessarily represent future cash requirements.

In the normal course of business, Morgan Keegan enters into underwriting and forward and future commitments. At June 30, 2007, the contract amounts were $20 million to purchase and $73 million to sell U.S. Government and municipal securities. Morgan Keegan typically settles its position by entering into equal but opposite contracts and, as such, the contract amounts do not necessarily represent future cash requirements. Settlement of the transactions relating to such commitments is not expected to have a material effect on Regions’ consolidated financial position. Transactions involving future settlement give rise to market risk, which represents the potential loss that can be caused by a change in the market value of a particular financial instrument. Regions’ exposure to market risk is determined by a number of factors, including the size, composition and diversification of positions held, the absolute and relative levels of interest rates, and market volatility.

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

The end-of-period VAR was approximately $1.0 million as of June 30, 2007. Maximum daily VAR utilization during the second quarter of 2007 was $1.4 million and average daily VAR during the same period was $1.2 million.

PROVISION FOR LOAN LOSSES

The provision for loan losses is used to maintain the allowance for loan losses at a level that in management’s judgment is adequate. In the second quarter of 2007, the provision for loan losses from continuing operations was $60.0 million, compared to net charge-offs of $53.9 million. In the same quarter of 2006, provision from continuing operations was $30.0 million. Net charge-offs as a percent of average loans (annualized) was 0.23% for the second quarter of 2007 compared to 0.21% for the corresponding period in 2006. On a year to date basis, net-charge offs as a percent of average loans (annualized) was 0.21% for both periods. The increase in loan loss provision in 2007 was primarily due to the increase in loans and related net charge-offs related to the merger with AmSouth. For further information on the allowance for loan losses and net charge-offs see Table 2—Allowance for Credit Losses.

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

NON-INTEREST INCOME

The following tables present a summary of non-interest income from continuing operations:

Table 15—Non-Interest Income

	Three months ended June 30		% Change
(In thousands)	2007	2006
Service charges on deposit accounts	$297,638	$164,212	81.25%
Brokerage and investment banking	207,372	158,865	30.53
Trust income	64,590	35,730	80.77
Mortgage income	40,830	47,631	(14.28)
Securities (losses) gains, net	(32,806)	28	NM
Insurance premiums and commissions	25,476	21,267	19.79
Commercial credit fee income	18,971	17,455	8.68
Gain on sale of loans	4,486	144	NM
Other miscellaneous income	70,244	25,045	180.48

	$696,801	$470,377	48.14%

	Six months ended June 30		% Change
(In thousands)	2007	2006
Service charges on deposit accounts	$581,735	$307,852	88.97%
Brokerage and investment banking	393,567	325,658	20.85
Trust income	128,072	70,285	82.22
Mortgage income	77,851	90,917	(14.37)
Securities (losses) gains, net	(32,502)	39	NM
Insurance premiums and commissions	52,705	42,661	23.54
Commercial credit fee income	39,545	31,860	24.12
Gain on sale of loans	28,200	201	NM
Other miscellaneous income	124,540	61,295	103.18

	$1,393,713	$930,768	49.74%

Total non-interest income (excluding securities transactions) increased in the second quarter and first six months of 2007 compared to the same periods of 2006, due primarily to income added in connection with the AmSouth merger. This increase is primarily led by increases in service charges on deposit accounts (including interchange income), brokerage income and trust income. Changes in various categories of non-interest income are discussed below.

Service charges on deposit accounts—Service charges on deposit accounts increased in the second quarter and first six months of 2007 by $133.4 million and $273.9 million, respectively, compared to the same periods in 2006, due primarily to an increase in the number of deposit accounts as a result of the AmSouth merger. Also, the increase in 2007 was affected by a pricing increase, a volume-related increase in NSF fees and higher interchange income compared to the same periods in 2006.

Brokerage and investment banking—Brokerage and investment banking income increased $48.5 million compared to the second quarter of 2006 and $67.9 million compared to the first six months of 2006, due primarily to record profits at Morgan Keegan as a result of strong sales in the fixed income and equity capital markets. Furthermore, Regions successfully converted the former AmSouth brokerage system into its current operations during the first quarter of 2007.

The following table details the components of revenue contributed by Morgan Keegan:

Table 16—Morgan Keegan

Summary Income Statement

	Three months ended June 30		Six months ended June 30
(Dollars in thousands)	2007	2006	2007	2006
Revenues:
Commissions	$77,563	$56,960	$149,968	$114,033
Principal transactions	43,838	32,996	81,435	74,947
Investment banking	48,579	41,623	85,329	84,650
Interest	39,820	32,511	79,851	62,838
Trust fees and services	57,185	29,014	113,306	57,060
Investment advisory	48,088	36,151	89,880	65,036
Other	13,761	9,473	31,064	32,112

Total revenues	328,834	238,728	630,833	490,676

Expense:
Interest expense	25,046	21,999	49,029	40,084
Non-interest expense	225,074	165,568	431,182	334,920

Total expenses	250,120	187,567	480,211	375,004

Income before income taxes	78,714	51,161	150,622	115,672
Income taxes	28,603	18,442	54,970	42,145

Net income	$50,111	$32,719	$95,652	$73,527

The following table details the breakout of revenue by division contributed by Morgan Keegan:

Table 17—Morgan Keegan

Breakout of Revenue by Division

(Dollars in thousands)	Private Client	Fixed-Income Capital Markets	Equity Capital Markets	Regions MK Trust	Asset Management	Interest And Other
Three months ended June 30, 2007:
Gross revenue	$100,857	$61,660	$25,267	$57,184	$46,719	$37,147
Percent of gross revenue	30.6%	18.8%	7.7%	17.4%	14.2%	11.3%

Three months ended June 30, 2006:
Gross revenue	$69,975	$50,484	$24,366	$29,016	$36,076	$28,811
Percent of gross revenue	29.3%	21.1%	10.2%	12.2%	15.1%	12.1%

Six months ended June 30, 2007:
Gross revenue	$196,929	$109,216	$43,158	$113,306	$91,193	$77,031
Percent of gross revenue	31.2%	17.3%	6.8%	18.0%	14.5%	12.2%

Six months ended June 30, 2006:
Gross revenue	$148,060	$93,171	$52,369	$57,063	$68,377	$71,636
Percent of gross revenue	30.2%	19.0%	10.7%	11.6%	13.9%	14.6%

Trust income—Trust income for the second quarter and first six months of 2007 increased $28.9 million and $57.8 million, respectively, compared to the same periods of 2006, primarily due to increased trust fees and services due to the addition of AmSouth trust balances.

Mortgage income—The primary source of this category of income is Regions’ mortgage banking operations, Regions Mortgage (a division of Regions Bank). Regions Mortgage’s primary business and source of income is generated from the origination and servicing of conforming mortgage loans for long-term investors and sales of mortgage loans in the secondary market.

For the second quarter and first six months of 2007, mortgage income from continuing operations decreased $6.8 million and $13.1 million, respectively, compared to the same periods in 2006, reflecting the challenging operating environment for the mortgage industry as a whole.

On March 30, 2007, Regions sold EquiFirst, a former subsidiary that originated non-conforming mortgage loans which were sold to third-party investors with servicing released. Results of operations for EquiFirst are reported as discontinued operations in the consolidated statements of earnings. See Note 10 to the consolidated financial statements for further discussion.

Other income—In the second quarter and first six months of 2007, other non-interest income increased over the same periods in 2006, due primarily to the impact of the AmSouth merger. Gains on sales of loans, primarily student loans, in the first six months of 2007 totaled $28.2 million. Insurance premiums and commissions increased as a result of the acquisition of Miles & Finch, Inc. that occurred during the first quarter of 2007 (see Note 2 to the consolidated financial statements). Other non-interest income also includes a $32.8 million loss on the sale of approximately $1 billion of securities available for sale in the second quarter of 2007. Also in the second quarter of 2007, a $9.1 million gain was recognized in other miscellaneous income due to the termination of approximately $225 million of junior subordinated debt.

NON-INTEREST EXPENSE

Table 18 presents a summary of non-interest expense from continuing operations, both including and excluding merger charges. Regions incurred merger-related expenses during the first and second quarters of 2007 in connection with the integration of Regions and AmSouth. The following table shows the impact on the major non-interest expense components by applying non-GAAP adjustments to the non-interest expense categories as reported in accordance with GAAP, more specifically, by excluding merger-related expenses. Management believes that consideration of non-GAAP financial measures in conjunction with their GAAP counterparts provides a meaningful base for period-to-period comparisons and in evaluating trends in non-interest expense. For further discussion of non-interest expense, refer to the discussion of each component following the tables presented.

Table 18—Non-Interest Expense

	Three months ended June 30				% Change
	2007			2006
(In thousands)	GAAP	Less: Merger Charges	Non-GAAP
Salaries and employee benefits	$602,646	$23,047	$579,599	$424,889	36.41%
Net occupancy expense	93,175	4,685	88,490	52,354	69.02
Furniture and equipment expense	74,048	992	73,056	32,762	122.99
Recapture of mortgage servicing rights, net	(38,000)	—	(38,000)	(10,000)	280.00
Professional fees	40,055	10,487	29,568	22,621	30.71
Amortization of core deposit intangible	32,702	—	32,702	10,370	215.34
Amortization of mortgage servicing rights	20,384	—	20,384	16,263	25.34
Loss on early extinguishment of debt	—	—	—	(1,089)	NM
Other	232,725	20,716	212,009	147,293	43.94

	$1,057,735	$59,927	$997,808	$695,463	43.47%

	Six months ended June 30				% Change
	2007			2006
(In thousands)	GAAP	Less: Merger Charges	Non-GAAP
Salaries and employee benefits	$1,211,585	$46,578	$1,165,007	$854,838	36.28%
Net occupancy expense	186,706	8,515	178,191	110,984	60.56
Furniture and equipment expense	146,857	1,237	145,620	65,670	121.75
Recapture of mortgage servicing rights, net	(37,000)	—	(37,000)	(19,000)	94.74
Professional fees	63,799	17,125	46,674	42,726	9.24
Amortization of core deposit intangible	75,814	—	75,814	21,094	259.41
Amortization of mortgage servicing rights	40,426	—	40,426	34,566	16.96
Loss on early extinguishment of debt	—	—	—	7,079	NM
Other	478,514	35,465	443,049	306,518	44.54

	$2,166,701	$108,920	$2,057,781	$1,424,475	44.46%

Total 2007 non-interest expense from continuing operations, both including and excluding merger-related charges, increased compared to the second quarter and first six months of 2006, due primarily to expenses added in connection with the AmSouth merger. Changes in various categories of non-interest expense are discussed below.

Salaries and employee benefits—In the second quarter and first six months of 2007, salaries and employee benefits increased compared to the same periods in 2006 primarily due to the inclusion of AmSouth, as well as merit increases. These increases were offset partially by headcount reductions occurring since the merger in November 2006. As of June 30, 2007, Regions employed 34,293 associates compared to 36,517 (including approximately 1,400 employees from EquiFirst) at December 31, 2006.

Net occupancy expense—Net occupancy expense in the second quarter and first six months of 2007 increased compared to the corresponding year-earlier periods due primarily to the AmSouth merger. Net occupancy expense includes a $10.0 million and a $15.3 million reduction due to hurricane-related insurance proceeds for the second quarter and first six months of 2007, respectively.

Furniture and equipment expense—In the second quarter and first six months of 2007, furniture and equipment expense increased due to increased depreciation expense associated with fixed asset additions from the AmSouth merger.

Other expenses—In the second quarter and first six months of 2007, other non-interest expense increased compared to the second quarter and first six months of 2006, due primarily to increases in core deposit amortization resulting from the AmSouth merger, as well as the addition of AmSouth operations. Also included as a reduction to other non-interest expense for the second quarter of 2007 is $38.0 million of mortgage servicing rights impairment recapture as a result of shifts in long-term interest rates.

INCOME TAXES

Regions’ second quarter and year-to-date 2007 provision for income taxes from continuing operations increased $80.4 million and $178.8 million, respectively, compared to the same periods in 2006, primarily due to increased consolidated earnings. The effective tax rate from continuing operations for the second quarter and first six months of 2007 was 33.7% and 33.5%, respectively, compared to 30.4% and 30.9% in the second quarter and first six months of 2006, respectively. The primary driver of the increased effective tax rate during 2007 is the adoption of FIN 48. As a result of the adoption, Regions recorded a cumulative reduction in equity of $259.0 million. Beginning in the first quarter, the annual impact is expected to increase income tax expense and decrease after-tax net income by approximately $60 million or approximately 8 cents per share in 2007. These adjustments resulted from a change in the recognition of the tax benefit related to a transaction in 2000 with a mortgage-related subsidiary. Refer to Note 8 of the consolidated financial statements for further details.

From time to time, Regions engages in business plans that may also have an effect on its tax liabilities. While Regions has obtained the opinion of advisors that the tax aspects of these strategies should prevail, examination of Regions’ income tax returns, changes in tax law and regulatory guidance may impact the tax benefits of these plans.

Periodically, Regions invests in pass-through investment vehicles that generate tax credits, principally low-income housing credits and non-conventional fuel source credits, which directly reduce Regions’ federal income tax liability. Congress has legislated these tax credit programs to encourage capital inflows to these investment vehicles. The amount of tax benefit recognized from these tax credits was $26.0 million and $58.2 million in the second quarter and first six months of 2007, respectively, compared to $6.9 million and $12.7 million in the second quarter and first six months of 2006, respectively.

Regions has segregated a portion of its investment securities and intellectual property into separate legal entities in order to, among other business purposes, protect such intangible assets from inappropriate claims of Regions’ creditors, and to maximize the return on such assets by the professional and focused management thereof. Regions has recognized state tax benefits related to these legal entities of $10.9 million and $21.6 million in the second quarter and first six months of 2007, respectively, compared to $9.0 million and $19.8 million in the second quarter and first six months of 2006, respectively.

Management’s determination of the realization of the deferred tax asset is based upon management’s judgment of various future events and uncertainties, including the timing, nature and amount of future income earned by certain subsidiaries and the implementation of various plans to maximize realization of the deferred tax asset. Management believes that the subsidiaries will generate sufficient operating earnings to realize the deferred tax benefits. However, management does not believe that it is more-likely-than-not that all of its state net operating loss carryforwards will be realized. Accordingly, a valuation allowance has been established in the amount of $17.8 million against such benefits at June 30, 2007, compared to $13.6 million at June 30, 2006. In addition, Regions had a $19.7 million valuation allowance related to capital loss carryforwards at June 30, 2006; however, since the capital loss carryforward was fully utilized in 2006, the valuation allowance was also eliminated in 2006.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Reference is made to pages 38 through 41 included in Management’s Discussion and Analysis.

Item 4.	Controls and Procedures

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

Information concerning Regions’ repurchases of its outstanding common stock during the three month period ended June 30, 2007, is set forth in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - 30, 2007	18,599,779	$35.23	18,599,779	35,315,534
May 1 - 31, 2007	100,000	35.59	100,000	35,215,534
June 1 - 30, 2007	1,050,000	34.33	1,050,000	34,165,534
Total	19,749,779	$35.19	19,749,779	34,165,534

On October 20, 2005, Regions’ Board of Directors assessed the repurchase authorization of Regions and authorized the repurchase of up to 25 million shares of Regions’ common stock through open market or privately negotiated transactions. The authorization was announced on October 21, 2005. No shares remain to be purchased under this authorization.

On January 18, 2007, Regions’ Board of Directors assessed the repurchase authorization of Regions and authorized the repurchase of an additional 50 million shares of Regions’ common stock through open market or privately negotiated transactions and announced the authorization of this repurchase. As indicated in the table above, approximately 34.2 million shares remain available for repurchase under the existing plan.

Item 4.	Submission of Matters to a Vote of Security Holders

The regular Annual Meeting of Shareholders of Regions was held on April 19, 2007, at which meeting the shareholders (i) elected six nominees as directors; (ii) ratified the appointment of Ernst & Young LLP as independent auditors; and (iii) approved an amendment to Regions’ Amended and Restated Certificate of Incorporation to declassify the Board of Directors. The following is a tabulation of the voting on these matters:

ELECTION OF DIRECTORS

Names	Votes For	Votes Against	Abstentions	Broker Nonvotes
Samuel W. Bartholomew, Jr.	584,297,590	26,361,007	7,044,765	N/A
Susan W. Matlock	588,141,371	22,947,682	6,613,996	N/A
Jackson W. Moore	593,297,878	18,051,859	6,353,312	N/A
Allen B. Morgan, Jr.	603,084,977	8,414,575	6,202,900	N/A
John R. Roberts	601,571,895	8,536,994	7,594,474	N/A
Lee J. Styslinger III	588,724,854	22,526,364	6,452,143	N/A

RATIFICATION OF THE APPOINTMENT OF INDEPENDENT AUDITORS

Votes For	Votes Against	Abstentions	Broker Nonvotes
605,572,737	6,446,971	5,682,744	N/A

APPROVAL OF THE AMENDMENT TO THE CERTIFICATE OF INCORPORATION TO DECLASSIFY THE BOARD OF DIRECTORS

Votes For	Votes Against	Abstentions	Broker Nonvotes
597,571,588	10,994,216	9,136,648	N/A

ITEM 6.	EXHIBIT INDEX

The following is a list of exhibits including items incorporated by reference

3.1	Restated Certificate of Incorporation

3.2	By-laws as restated filed as Exhibit 3.2 to Form 8-K Current Report filed by registrant on July 19, 2007, incorporated herein by reference

10.1

Form of stock option grant agreement under Regions Financial Corporation 2006 Long Term Incentive Plan, filed as Exhibit 99.1 to Form 8-K Current Report filed by registrant on April 30, 2007, incorporated herein by reference

10.2

Form of restricted stock grant agreement under Regions Financial Corporation 2006 Long Term Incentive Plan, filed as Exhibit 99.2 to Form 8-K Current Report filed by registrant on April 30, 2007, incorporated herein by reference

10.3

Form of stock option grant agreement under AmSouth Bancorporation 2006 Long Term Incentive Compensation Plan, filed as Exhibit 99.3 to Form 8-K Current Report filed by registrant on April 30, 2007, incorporated herein by reference

10.4

Form of restricted stock grant agreement under AmSouth Bancorporation 2006 Long Term Incentive Compensation Plan, filed as Exhibit 99.4 to Form 8-K Current Report filed by registrant on April 30, 2007, incorporated herein by reference

10.5

Form of performance unit agreement under AmSouth Bancorporation 2006 Long Term Incentive Compensation Plan and Regions Financial Corporation 2006 Long Term Incentive Plan, filed as Exhibit 99.5 to Form 8-K Current Report filed by registrant on April 30, 2007, incorporated herein by reference

10.6

Form of stock option grant agreement, between Regions Financial Corporation and Alton E. Yother, filed as Exhibit 99.6 to Form 8-K Current Report filed by registrant on April 30, 2007, incorporated herein by reference

10.7

Form of restricted stock grant agreement between Regions Financial Corporation and Alton E. Yother, filed as Exhibit 99.7 to Form 8-K Current Report filed by registrant on April 30, 2007, incorporated herein by reference

10.8

Form of performance unit agreement between Regions Financial Corporation and Alton E. Yother, filed as Exhibit 99.8 to Form 8-K Current Report filed by registrant on April 30, 2007, incorporated herein by reference

10.9	Amendment to the Regions Financial Corporation Directors’ Deferred Stock Investment Plan

12	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned thereunto duly authorized.

Regions Financial Corporation
DATE: August 2, 2007
/S/ ALTON E. YOTHER
Alton E. Yother
Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Officer)