Form 10-Q
period 2007-09-30
REGIONS FINANCIAL CORP
filed 2007-11-09
CIK 1281761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

or

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

The number of shares outstanding of each of the issuer’s classes of common stock was 695,095,000 shares of common stock, par value $.01, outstanding as of October 31, 2007.

REGIONS FINANCIAL CORPORATION

FORM 10-Q

Forward-Looking Statements

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

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)	September 30 2007	December 31 2006	September 30 2006
Assets
Cash and due from banks	$2,902,340	$3,550,742	$2,055,137
Interest-bearing deposits in other banks	29,895	270,601	38,981
Federal funds sold and securities purchased under agreements to resell	706,378	896,075	913,076
Trading account assets	1,355,007	1,442,994	1,438,427
Securities available for sale	16,957,077	18,514,332	12,425,555
Securities held to maturity	49,559	47,728	30,033
Loans held for sale	792,142	3,308,064	1,824,687
Loans held for sale-divestitures	—	1,612,237	—
Margin receivables	525,953	570,063	581,558
Loans, net of unearned income	94,373,632	94,550,602	59,477,905
Allowance for loan losses	(1,070,716)	(1,055,953)	(778,465)

Net loans	93,302,916	93,494,649	58,699,440
Premises and equipment, net	2,473,339	2,398,494	1,097,616
Interest receivable	664,974	666,410	456,978
Excess purchase price	11,453,078	11,175,647	4,967,799
Mortgage servicing rights (MSRs)	377,201	374,871	407,740
Other identifiable intangible assets	804,328	957,834	287,437
Other assets	5,841,002	4,088,280	1,755,627

Total assets	$138,235,189	$143,369,021	$86,980,091

Liabilities and Stockholders’ Equity
Deposits:
Non-interest-bearing	$18,834,856	$20,175,482	$12,570,051
Non-interest-bearing-divestitures	—	533,295	—
Interest-bearing	74,605,074	78,281,120	49,599,494
Interest-bearing-divestitures	—	2,238,072	—

Total deposits	93,439,930	101,227,969	62,169,545
Borrowed funds:
Short-term borrowings:
Federal funds purchased and securities sold under agreements to repurchase	8,063,739	7,676,254	4,943,568
Other short-term borrowings	1,727,346	1,990,817	1,368,480

Total short-term borrowings	9,791,085	9,667,071	6,312,048
Long-term borrowings	10,817,491	8,642,649	5,490,404

Total borrowed funds	20,608,576	18,309,720	11,802,452
Other liabilities	4,340,334	3,129,878	1,965,191

Total liabilities	118,388,840	122,667,567	75,937,188
Stockholders’ equity:
Common stock, par value $.01 a share:
Authorized 1,500,000,000 shares
Issued including treasury stock—734,615,634; 730,275,510 and 481,266,725 shares, respectively	7,346	7,303	4,813
Additional paid-in capital	16,527,540	16,339,726	7,466,180
Undivided profits	4,632,033	4,493,245	4,547,845
Treasury stock, at cost—37,283,713; 200,000 and 26,200,072 shares, respectively	(1,270,922)	(7,548)	(888,282)
Accumulated other comprehensive loss, net	(49,648)	(131,272)	(87,653)

Total stockholders’ equity	19,846,349	20,701,454	11,042,903

Total liabilities and stockholders’ equity	$138,235,189	$143,369,021	$86,980,091

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands, except per share data)	2007	2006	2007	2006
Interest income on:
Loans, including fees	$1,742,172	$1,129,013	$5,249,854	$3,205,412
Securities:
Taxable	210,932	143,118	653,374	405,748
Tax-exempt	10,020	7,852	31,899	23,872

Total securities	220,952	150,970	685,273	429,620
Loans held for sale	12,302	11,890	82,007	33,508
Federal funds sold and securities purchased under agreements to resell	18,154	13,505	51,689	35,568
Trading account assets	10,271	12,519	41,676	31,930
Margin receivables	8,754	9,767	27,653	27,965
Time deposits in other banks	515	637	2,343	1,524

Total interest income	2,013,120	1,328,301	6,140,495	3,765,527
Interest expense on:
Deposits	673,585	411,178	2,038,283	1,082,912
Short-term borrowings	115,092	66,315	352,390	172,513
Long-term borrowings	144,662	84,429	395,668	261,953

Total interest expense	933,339	561,922	2,786,341	1,517,378

Net interest income	1,079,781	766,379	3,354,154	2,248,149
Provision for loan losses	90,000	24,914	197,000	82,548

Net interest income after provision for loan losses	989,781	741,465	3,157,154	2,165,601
Non-interest income:
Service charges on deposit accounts	288,296	166,555	870,031	474,407
Brokerage and investment banking	209,413	144,093	602,980	469,751
Trust department income	62,449	36,366	190,521	106,651
Mortgage income	29,806	43,637	107,657	134,554
Securities gains (losses), net	23,994	8,104	(8,508)	8,143
Other	115,186	62,628	360,176	198,645

Total non-interest income	729,144	461,383	2,122,857	1,392,151
Non-interest expense:
Salaries and employee benefits	581,425	398,848	1,793,010	1,253,686
Net occupancy expense	120,753	52,675	307,459	163,659
Furniture and equipment expense	74,127	32,922	220,984	98,592
Impairment (recapture) of mortgage servicing rights	20,000	8,000	(17,000)	(11,000)
Other	349,089	195,906	1,007,642	607,889

Total non-interest expense	1,145,394	688,351	3,312,095	2,112,826

Income before income taxes from continuing operations	573,531	514,497	1,967,916	1,444,926
Income taxes	179,291	156,575	645,868	444,400

Income from continuing operations	394,240	357,922	1,322,048	1,000,526

Discontinued operations (Note 10):
Loss from discontinued operations before income taxes	(122)	(10,442)	(216,622)	(14,888)
Income tax benefit	(46)	(4,177)	(75,028)	(5,956)

Loss from discontinued operations, net of tax	(76)	(6,265)	(141,594)	(8,932)

Net income	$394,164	$351,657	$1,180,454	$991,594

Weighted-average number of shares outstanding:
Basic	700,589	454,441	712,181	455,463
Diluted	704,485	458,903	718,084	460,018
Earnings per share from continuing operations(1):
Basic	$0.56	$0.79	$1.86	$2.20
Diluted	0.56	0.78	1.84	2.17
Earnings per share from discontinued operations(1):
Basic	0.00	(0.01)	(0.20)	(0.02)
Diluted	0.00	(0.01)	(0.20)	(0.02)
Earnings per share(1):
Basic	0.56	0.77	1.66	2.18
Diluted	0.56	0.77	1.64	2.16
Cash dividends declared per share	0.36	0.35	1.08	1.05

(1)	Certain per share amounts may not appear to reconcile due to rounding.

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Undivided Profits	Treasury Stock, At Cost	Accumulated Other Comprehensive Income (Loss)	Total
(In thousands, except per share amounts)	Shares	Amount
BALANCE AT JANUARY 1, 2006	456,347	$4,738	$7,248,855	$4,034,905	$(581,890)	$(92,325)	$10,614,283
Comprehensive income:
Net income	—	—	—	991,594	—	—	991,594
Net change in unrealized gains and losses on securities available for sale, net of tax and reclassification adjustment*	—	—	—	—	—	(3,467)	(3,467)
Net change in unrealized gains and losses on derivative instruments, net of tax and reclassification adjustment*	—	—	—	—	—	8,139	8,139

Comprehensive income							996,266
Cash dividends declared—$1.05 per share	—	—	—	(478,654)	—	—	(478,654)
Purchase of treasury stock	(8,692)	—	—	—	(302,808)	—	(302,808)
Receipt of stock related to settlement of lawsuit	(99)	—	—	—	(3,584)	—	(3,584)
Common stock transactions:
Stock issued to employees under incentive plans, net	929	9	(4,852)	—	—	—	(4,843)
Stock options exercised, net	6,582	66	189,735	—	—	—	189,801
Amortization of unearned restricted stock	—	—	32,442	—	—	—	32,442

BALANCE AT SEPTEMBER 30, 2006	455,067	$4,813	$7,466,180	$4,547,845	$(888,282)	$(87,653)	$11,042,903

BALANCE AT JANUARY 1, 2007	730,076	$7,303	$16,339,726	$4,493,245	$(7,548)	$(131,272)	$20,701,454
Cumulative effect of change in accounting principles (Notes 8 and 11)	—	—	—	(269,403)	—	—	(269,403)
Comprehensive income:
Net income	—	—	—	1,180,454	—	—	1,180,454
Net change in unrealized gains and losses on securities available for sale, net of tax and reclassification adjustment*	—	—	—	—	—	41,375	41,375
Net change in unrealized gains and losses on derivative instruments, net of tax and reclassification adjustment*	—	—	—	—	—	36,980	36,980
Net change from defined benefit pension plans, net of tax*	—	—	—	—	—	3,269	3,269

Comprehensive income							1,262,078
Cash dividends declared—$1.08 per share	—	—	—	(772,263)	—	—	(772,263)
Purchase of treasury stock	(37,084)	—	—	—	(1,263,374)	—	(1,263,374)
Common stock transactions:
Stock issued to employees under incentive plans, net	795	8	(12,298)	—	—	—	(12,290)
Stock options exercised, net	3,545	35	146,382	—	—	—	146,417
Amortization of unearned restricted stock	—	—	53,730	—	—	—	53,730

BALANCE AT SEPTEMBER 30, 2007	697,332	$7,346	$16,527,540	$4,632,033	$(1,270,922)	$(49,648)	$19,846,349

*	See disclosure of reclassification adjustment amount and tax effect, as applicable, in Note 4 to the consolidated financial statements.

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30
(In thousands)	2007	2006
Operating activities:
Net income	$1,180,454	$991,594
Adjustments to reconcile net cash provided by operating activities:
Provision for loan losses	197,000	82,500
Depreciation and amortization of premises and equipment	193,705	90,769
Recapture of impairment of mortgage servicing rights	(17,000)	(11,000)
Provision for losses on other real estate, net	2,549	3,037
Net (accretion) amortization of securities	(19,792)	2,501
Net (accretion) amortization of loans and other assets	187,619	121,690
Net (accretion) amortization of deposits and borrowings	(44,136)	331
Net securities losses (gains)	8,508	(8)
Net loss (gain) on sale of premises and equipment	(1,284)	(13,919)
Gain on exchange of NYSE seats for NYSE publicly traded stock	—	(13,111)
Deferred income tax (benefit) expense	(187,207)	29,250
Excess tax benefits from share-based payments	(4,043)	(19,840)
Originations and purchases of loans held for sale	(6,354,866)	(10,287,903)
Proceeds from sales of loans held for sale	9,688,227	10,030,625
Gain on sale of loans	(61,830)	(35,745)
Decrease (increase) in trading account assets	87,987	(424,280)
Decrease (increase) in margin receivables	44,109	(54,241)
Decrease (increase) in interest receivable	(4,363)	(36,160)
Decrease (increase) in other assets	(1,618,556)	(161,739)
(Decrease) increase in other liabilities	858,656	85,555
Other	41,438	27,599

Net cash provided by operating activities	4,177,175	407,505
Investing activities:
Proceeds from sale of securities available for sale	1,372,270	384,206
Proceeds from maturity of:
Securities available for sale	1,850,327	2,081,272
Securities held to maturity	5,695	1,475
Purchases of:
Securities available for sale	(1,471,717)	(2,949,635)
Securities held to maturity	(6,044)	(1,793)
Proceeds from sales of student loans	945,478	294,992
Net decrease (increase) in loans	(349,387)	(1,455,525)
Net purchase of premises and equipment	(278,079)	(52,177)
Net cash received from disposition of business	5,700	—

Net cash provided by (used in) investing activities	2,074,243	(1,697,185)
Financing activities:
Net (decrease) increase in deposits	(7,760,054)	1,790,847
Net (decrease) increase in short-term borrowings	124,014	1,345,769
Proceeds from long-term borrowings	5,168,241	210,669
Payments on long-term borrowings	(2,977,247)	(1,691,946)
Cash dividends	(772,263)	(478,654)
Purchase of treasury stock	(1,263,374)	(306,392)
Proceeds from exercise of stock options	146,417	189,801
Excess tax benefits from share-based payments	4,043	19,840

Net cash (used in) provided by financing activities	(7,330,223)	1,079,934

Decrease in cash and cash equivalents	(1,078,805)	(209,746)
Cash and cash equivalents at beginning of year	4,717,418	3,216,940

Cash and cash equivalents at end of period	$3,638,613	$3,007,194

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Three and nine months ended September 30, 2007 and 2006

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

The preliminary purchase price allocated to the assets acquired and liabilities assumed based upon their estimated fair values at the merger date was approximately $6.2 billion. As of September 30, 2007, the preliminary excess purchase price allocated to the assets acquired and the liabilities assumed was approximately $6.5 billion. The adjustment to the preliminary purchase price related primarily to finalizing the fair values for leveraged leases and related deferred taxes. Regions has not completed its full purchase price allocation, as the Company is still awaiting additional information regarding the fair value of the assets acquired and liabilities assumed. Therefore, the reported excess purchase price related to AmSouth is still preliminary and the assignment of excess purchase price by segment has not been completed.

Regions’ consolidated financial statements include the results of operations of acquired companies only from their respective dates of acquisition. The following unaudited summary information presents the consolidated results of operations of Regions on a pro forma basis for the three months and nine months ended September 30, 2006, as if AmSouth had been acquired on January 1, 2006. The pro forma summary information does not necessarily reflect the results of operations that would have occurred if the acquisition had occurred at the beginning of the period presented, or of results which may occur in the future.

(In thousands, except per share data)	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Net interest income	$1,185,644	$3,596,083
Provision for loan losses	50,414	159,348

Net interest income after provision for loan losses	1,135,230	3,436,735
Non-interest income	696,580	2,065,829
Non-interest expense	1,040,968	3,201,261

Income before income taxes from continuing operations	790,842	2,301,303
Income taxes	250,642	734,044

Income from continuing operations	540,200	1,567,259

Discontinued operations (Note 10):
Loss from discontinued operations before income taxes	(10,442)	(14,888)
Income tax benefit	(4,177)	(5,956)

Loss from discontinued operations, net of taxes	(6,265)	(8,932)

Net income	$533,935	$1,558,327

Weighted-average number of shares outstanding:
Basic	731,536	732,558
Diluted	735,998	737,113
Earnings per share from continuing operations(1):
Basic	$0.74	$2.14
Diluted	0.73	2.13
Earnings per share from discontinued operations(1):
Basic	(0.01)	(0.01)
Diluted	(0.01)	(0.01)
Earnings per share(1):
Basic	0.73	2.13
Diluted	0.73	2.11

(1)	Certain per share amounts may not appear to reconcile due to rounding.

Restructuring Liabilities—Relating to the AmSouth merger, approximately $64.9 million of restructuring liabilities were recorded in the fourth quarter of 2006, resulting in an increase to excess purchase price. The balance was comprised of approximately $42.1 million for severance and change-in-control provisions and $22.8 million for contract terminations related to the acquisition. As of September 30, 2007, cash payments totaling $35.7 million have been made for severance and change-in-control provisions, while $9.0 million has been paid for contract terminations resulting in a remaining total liability of $20.2 million at September 30, 2007. The Company has finalized its plans to exit certain activities related to AmSouth and/or involuntary terminate former AmSouth employees and no additional restructuring liabilities will be accrued.

Branch Divestitures—During the first quarter of 2007, Regions completed the divestiture of 52 former AmSouth branches. These divestitures were required by the Department of Justice and the Board of Governors of the Federal Reserve in markets where the merger may have affected competition. The premium received from the divestitures is reflected in excess purchase price.

Assets Held for Sale—In February 2007, Regions listed more than 100 branch and land properties for sale related to the AmSouth merger. These properties exist in areas where the merger created an overlapping presence. Regions has classified these properties as held for sale in “Other assets” on the balance sheet. During the third quarter of 2007, Regions sold approximately $19 million of the properties recorded as held for sale. A net loss of approximately $5 million has been recognized in “Other non-interest expense” from continuing operations on the consolidated statement of income during the nine months ended September 30, 2007. The remaining balance of properties held for sale as of September 30, 2007 was approximately $29 million.

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

NOTE 3—Earnings per Share

The following table sets forth the computation of basic earnings per share and diluted earnings per share:

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands, except per share data)	2007	2006	2007	2006
Numerator:
For earnings per share—basic and diluted
Income from continuing operations	$394,240	$357,922	$1,322,048	$1,000,526
Loss from discontinued operations, net of tax	(76)	(6,265)	(141,594)	(8,932)

Net income	394,164	351,657	1,180,454	991,594
Denominator:
For earnings per share—basic
Weighted-average shares outstanding	700,589	454,441	712,181	455,463
Effect of dilutive securities:
Stock options	3,612	4,379	5,611	4,475
Other	284	83	292	80

	3,896	4,462	5,903	4,555

For earnings per share—diluted	704,485	458,903	718,084	460,018

Earnings per share from continuing operations(1):
Basic	$0.56	$0.79	$1.86	$2.20
Diluted	0.56	0.78	1.84	2.17
Earnings per share from discontinued operations(1):
Basic	0.00	(0.01)	(0.20)	(0.02)
Diluted	0.00	(0.01)	(0.20)	(0.02)
Earnings per share(1):
Basic	0.56	0.77	1.66	2.18
Diluted	0.56	0.77	1.64	2.16

(1)	Certain per share amounts may not appear to reconcile due to rounding.

The effect from the assumed exercise of 21,852,000 and 521,000 stock options for the three months ended and 10,962,000 and 998,000 stock options for the nine months ended September 30, 2007 and 2006, respectively, was not included in the above computations of diluted earnings per share because such amounts would have had an antidilutive effect on earnings per share.

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

The disclosure of the reclassification amount is as follows:

	Three Months Ended September 30, 2007
(In thousands)	Before Tax	Tax Effect	Net of Tax
Net income	$573,409	$(179,245)	$394,164
Net unrealized holding gains and losses on securities available for sale arising during the period	214,774	(80,336)	134,438
Less: reclassification adjustments for net securities gains realized in net income	23,994	(8,398)	15,596

Net change in unrealized gains and losses on securities available for sale	190,780	(71,938)	118,842
Net unrealized holding gains and losses on derivatives arising during the period	104,612	(38,373)	66,239
Less: reclassification adjustments for net losses realized in net income	(1,485)	519	(966)

Net change in unrealized gains and losses on derivative instruments	106,097	(38,892)	67,205
Net actuarial gains and losses and prior service costs and credits arising during the period	3,499	(1,346)	2,153
Less: amortization of actuarial loss and prior service credit realized in net income	1,796	(629)	1,167

Net change from defined benefit pension plans	1,703	(717)	986

Comprehensive income	$871,989	$(290,792)	$581,197

	Three Months Ended September 30, 2006
(In thousands)	Before Tax	Tax Effect	Net of Tax
Net income	$504,055	$(152,398)	$351,657
Net unrealized holding gains and losses on securities available for sale arising during the period	204,537	(74,991)	129,546
Less: reclassification adjustments for net securities gains realized in net income	8,104	(2,836)	5,268

Net change in unrealized gains and losses on securities available for sale	196,433	(72,155)	124,278
Net unrealized holding gains and losses on derivatives arising during the period	15,128	(5,705)	9,423
Less: reclassification adjustments for net gains realized in net income	104	(36)	68

Net change in unrealized gains and losses on derivative instruments	15,024	(5,669)	9,355

Comprehensive income	$715,512	$(230,222)	$485,290

	Nine Months Ended September 30, 2007
(In thousands)	Before Tax	Tax Effect	Net of Tax
Net income	$1,751,294	$(570,840)	$1,180,454
Net unrealized holding gains and losses on securities available for sale arising during the period	60,495	(24,650)	35,845
Less: reclassification adjustments for net securities losses realized in net income	(8,508)	2,978	(5,530)

Net change in unrealized gains and losses on securities available for sale	69,003	(27,628)	41,375
Net unrealized holding gains and losses on derivatives arising during the period	60,760	(19,743)	41,017
Less: reclassification adjustments for net gains realized in net income	6,211	(2,174)	4,037

Net change in unrealized gains and losses on derivative instruments	54,549	(17,569)	36,980
Net actuarial gains and losses and prior service costs and credits arising during the period	10,500	(3,729)	6,771
Less: amortization of actuarial loss and prior service credit realized in net income	5,388	(1,886)	3,502

Net change from defined benefit pension plans	5,112	(1,843)	3,269

Comprehensive income	$1,879,958	$(617,880)	$1,262,078

	Nine Months Ended September 30, 2006
(In thousands)	Before Tax	Tax Effect	Net of Tax
Net income	$1,430,038	$(438,444)	$991,594
Net unrealized holding gains and losses on securities available for sale arising during the period	2,476	(650)	1,826
Less: reclassification adjustments for net securities gains realized in net income	8,143	(2,850)	5,293

Net change in unrealized gains and losses on securities available for sale	(5,667)	2,200	(3,467)
Net unrealized holding gains and losses on derivatives arising during the period	13,431	(5,089)	8,342
Less: reclassification adjustments for net gains realized in net income	312	(109)	203

Net change in unrealized gains and losses on derivative instruments	13,119	(4,980)	8,139

Comprehensive income	$1,437,490	$(441,224)	$996,266

NOTE 5—Pension and Other Postretirement Benefits

Net periodic pension expense and other postretirement benefits expense included the following components for the three months ended September 30:

	Pension		Other Postretirement Benefits
(In thousands)	2007	2006	2007	2006
Service cost	$12,207	$4,830	$234	$100
Interest cost	24,052	7,560	766	533
Expected return on plan assets	(32,851)	(9,955)	(67)	(62)
Amortization of prior service credit	(67)	(111)	(105)	(104)
Recognized actuarial loss	1,863	3,907	12	59
Curtailment gains	(1,740)	—	—	—

Total expense	$3,464	$6,231	$840	$526

Net periodic pension expense and other postretirement benefits expense included the following components for the nine months ended September 30:

	Pension		Other Postretirement Benefits
(In thousands)	2007	2006	2007	2006
Service cost	$32,791	$14,332	$703	$299
Interest cost	64,756	22,432	2,297	1,602
Expected return on plan assets	(87,325)	(29,539)	(202)	(185)
Amortization of prior service credit	(200)	(327)	(313)	(313)
Recognized actuarial loss	5,588	11,591	36	177
Settlement charge	2,300	—	—	—
Curtailment gains	(8,792)	—	—	—

Total expense	$9,118	$18,489	$2,521	$1,580

The settlement charge during the first nine months of 2007 relates to the settlement of a liability under the Regions supplemental executive retirement plan for a certain executive officer that occurred during the first quarter of 2007. The curtailment gains resulted from merger-related employment terminations which occurred during the first and third quarters of 2007. As a result of the timing and significance of the first quarter 2007 curtailment, pension expense was remeasured as of March 31, 2007, for the fiscal year 2007.

NOTE 6—Share-Based Payments

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

Regions measures the fair value of each option award on the date of the grant using the Black-Scholes option pricing model. The following table summarizes the weighted-average assumptions used and the estimated fair values related to stock options granted during the nine months ended:

	September 30
	2007	2006
Expected dividend yield	4.11%	3.80%
Expected volatility	19.70%	19.50%
Risk-free interest rate	4.52%	4.57—5.04%
Expected option life	5.0 yrs.	4.0 yrs.
Fair value	$5.23	$4.97

The following table details the activity during the first nine months of 2007 and 2006 related to stock options:

	For the Nine Months Ended September 30
	2007		2006
	Number of Options	Wtd. Avg. Exercise Price	Number of Options	Wtd. Avg. Exercise Price
Outstanding at beginning of period	48,805,147	$28.97	33,590,080	$27.76
Granted	4,916,960	35.08	941,403	35.09
Exercised	(3,801,825)	26.91	(7,877,581)	26.23
Forfeited or cancelled	(1,190,021)	30.35	(290,990)	28.51

Outstanding at end of period	48,730,261	$29.72	26,362,912	$28.48

Exercisable at end of period	43,578,027	$29.09	24,334,847	$28.00

The following table details the activity during the first nine months of 2007 and 2006 related to restricted shares awarded by Regions:

	For the Nine Months Ended September 30
	2007		2006
	Shares	Wtd. Avg. Grant Date Fair Value	Shares	Wtd. Avg. Grant Date Fair Value
Non-vested at beginning of period	3,290,589	$33.34	3,362,995	$31.39
Granted	1,511,596	35.57	1,306,192	34.50
Vested	(1,147,091)	32.14	(595,895)	27.78
Forfeited	(365,804)	35.03	(244,000)	31.83

Non-vested at end of period	3,289,290	$34.60	3,829,292	$32.98

In October 2007, the Company granted approximately 971,000 restricted stock units to certain executives and other key officers. These restricted stock unit grants have a five year cliff vesting period for which expense recognition begins in the fourth quarter of 2007.

NOTE 7—Business Segment Information

Regions’ segment information is presented based on Regions’ key segments of business. Each segment is a strategic business unit that serves specific needs of Regions’ customers. The Company’s primary segment is General Banking/Treasury, which represents the Company’s branch network, including consumer and commercial banking functions, and has separate management that is responsible for the operation of that business unit. This segment also includes the Company’s Treasury function, including the Company’s securities portfolio and other wholesale funding activities. Prior to the second quarter of 2007, Regions had reported a Mortgage Banking segment that included the origination and servicing functions of Regions’ conforming mortgage operation and mortgage warehouse operation, as well as Regions’ non-conforming mortgage subsidiary, EquiFirst Holdings Corporation (“EquiFirst”). After the sale of EquiFirst at the end of the first quarter, management determined that the remaining functions of the mortgage operation were more aligned with the operations of the general bank. Therefore, during the second quarter of 2007, Regions combined the Mortgage Banking segment into the General Banking/Treasury segment. The 2006 amounts presented below have been adjusted to conform to the September 30, 2007 presentation. EquiFirst is presented separately as a discontinued operation in the consolidated statement of income. See Note 10 to the consolidated financial statements for further discussion.

In addition to General Banking/Treasury, Regions has designated as distinct reportable segments the activity of its Investment Banking/Brokerage/Trust and Insurance divisions. Investment Banking/Brokerage/Trust includes trust activities and all brokerage and investment activities associated with Morgan Keegan. Insurance includes all business associated with commercial insurance, in addition to credit life products sold to consumer customers. The reportable segment designated “Other” primarily includes merger charges and the parent company including eliminations. Regions’ non-prime mortgage subsidiary, EquiFirst, is presented separately as a discontinued operation in the consolidated statements of income. See Note 10 to the consolidated financial statements for further discussion.

The accounting policies used by each reportable segment are the same as those discussed in Note 1 to the consolidated financial statements included in the 2006 Annual Report on Form 10-K. The following table presents financial information for each reportable segment.

(In thousands)	General Banking/ Treasury	Investment Banking/ Brokerage/ Trust	Insurance	Other
Three months ended September 30, 2007
Net interest income	$1,051,839	$13,598	$1,587	$12,757
Provision for loan losses	90,000	—	—	—
Non-interest income	414,824	283,028	24,214	7,078
Non-interest expense	774,735	225,469	20,367	124,823
Income taxes (benefit)	228,734	26,000	1,759	(77,202)

Net income (loss)	$373,194	$45,157	$3,675	$(27,786)

Average assets	$126,048,464	$3,625,844	$283,842	$6,918,279

(In thousands)	Total Continuing Operations	Discontinued Operations (EquiFirst)	Total Company
Net interest income	$1,079,781	$—	$1,079,781
Provision for loan losses	90,000	—	90,000
Non-interest income	729,144	—	729,144
Non-interest expense	1,145,394	122	1,145,516
Income taxes (benefit)	179,291	(46)	179,245

Net income (loss)	$394,240	$(76)	$394,164

Average assets	$136,876,429	$—	$136,876,429

(In thousands)	General Banking/ Treasury	Investment Banking/ Brokerage/ Trust	Insurance	Other
Three months ended September 30, 2006
Net interest income	$738,454	$14,755	$1,546	$11,624
Provision for loan losses	24,901	—	—	13
Non-interest income	254,090	193,796	21,790	(8,293)
Non-interest expense	502,923	160,679	16,303	8,446
Income taxes (benefit)	174,616	17,251	2,690	(37,982)

Net income (loss)	$290,104	$30,621	$4,343	$32,854

Average assets	$80,373,038	$3,282,818	$221,025	$1,488,199

(In thousands)	Total Continuing Operations	Discontinued Operations (EquiFirst)	Total Company
Net interest income	$766,379	$11,321	$777,700
Provision for loan losses	24,914	86	25,000
Non-interest income	461,383	4,565	465,948
Non-interest expense	688,351	26,242	714,593
Income taxes (benefit)	156,575	(4,177)	152,398

Net income (loss)	$357,922	$(6,265)	$351,657

Average assets	$85,365,080	$1,610,742	$86,975,822

(In thousands)	General Banking/ Treasury	Investment Banking/ Brokerage/ Trust	Insurance	Other
Nine months ended September 30, 2007
Net interest income	$3,298,212	$44,420	$4,438	$7,084
Provision for loan losses	196,925	—	—	75
Non-interest income	1,246,222	834,010	78,193	(35,568)
Non-interest expense	2,234,932	656,651	60,867	359,645
Income taxes (benefit)	857,643	80,970	7,177	(299,922)

Net income (loss)	$1,254,934	$140,809	$14,587	$(88,282)

Average assets	$130,684,432	$3,723,001	$270,321	$3,454,890

(In thousands)	Total Continuing Operations	Discontinued Operations (EquiFirst)	Total Company
Net interest income	$3,354,154	$11,967	$3,366,121
Provision for loan losses	197,000	182	197,182
Non-interest income	2,122,857	(176,681)	1,946,176
Non-interest expense	3,312,095	51,726	3,363,821
Income taxes (benefit)	645,868	(75,028)	570,840

Net income (loss)	$1,322,048	$(141,594)	$1,180,454

Average assets	$138,132,644	$641,625	$138,774,269

(In thousands)	General Banking/ Treasury	Investment Banking/ Brokerage/ Trust	Insurance	Other
Nine months ended September 30, 2006
Net interest income	$2,231,915	$37,508	$4,176	$(25,450)
Provision for loan losses	82,495	—	—	53
Non-interest income	719,801	621,635	64,150	(13,435)
Non-interest expense	1,494,349	495,606	47,871	75,000
Income taxes (benefit)	516,605	59,389	8,023	(139,617)

Net income (loss)	$858,267	$104,148	$12,432	$25,679

Average assets	$78,799,552	$3,188,346	$202,616	$2,386,052

(In thousands)	Total Continuing Operations	Discontinued Operations (EquiFirst)	Total Company
Net interest income	$2,248,149	$34,812	$2,282,961
Provision for loan losses	82,548	(48)	82,500
Non-interest income	1,392,151	34,626	1,426,777
Non-interest expense	2,112,826	84,374	2,197,200
Income taxes (benefit)	444,400	(5,956)	438,444

Net income (loss)	$1,000,526	$(8,932)	$991,594

Average assets	$84,576,566	$1,525,779	$86,102,345

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

During the third quarter of 2007, the Company made a deposit with the IRS to stop the accrual of interest on materially all of its federal uncertain tax positions. The Company anticipates that it is likely to re-designate a portion of the deposit as an additional statutory payment to the IRS before the end of 2007 to settle a dispute related to certain leveraged lease transactions. The Company also anticipates that the federal examinations for the 1998 and 1999 tax years will be closed before the end of 2007.

As of January 1, 2007 and September 30, 2007, the liability for gross unrecognized tax benefits was approximately $636 million and $727 million, respectively. Additionally, as of January 1, 2007 and September 30, 2007, the Company recognized a liability of approximately $207 million and $278 million, respectively, for interest, on a pretax basis. During the nine-month period ended September 30, 2007, Regions recognized interest expense, on a pretax basis, on uncertain tax positions of approximately $62 million.

NOTE 9—Commitments and Contingencies

To accommodate the financial needs of its customers, Regions makes commitments under various terms to lend funds to consumers, businesses and other entities. These commitments include (among others) revolving credit agreements, term loan commitments and short-term borrowing agreements. Many of these loan commitments have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of these commitments are expected to expire without being funded, the total commitment amounts do not necessarily represent future liquidity requirements. Standby letters of credit are also issued, which commit Regions to make payments on behalf of customers if certain specified future events occur. Historically, a large percentage of standby letters of credit expire without being funded.

Both loan commitments and standby letters of credit have credit risk essentially the same as that involved in extending loans to customers and are subject to normal credit approval procedures and policies. Collateral is obtained based on management’s assessment of the customer’s credit. Loan commitments totaled $41.4 billion at September 30, 2007, and $22.6 billion at September 30, 2006. Standby letters of credit were $6.9 billion at September 30, 2007, and $3.7 billion at September 30, 2006. Commitments under commercial letters of credit used to facilitate customers’ trade transactions were $59.8 million at September 30, 2007, and $47.9 million at September 30, 2006.

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

NOTE 10—Discontinued Operations

On March 30, 2007, Regions sold EquiFirst, a non-conforming mortgage origination subsidiary, for approximately $76 million and recorded an after-tax gain of approximately $1 million. Consequently, the business related to EquiFirst has been accounted for as discontinued operations and the results are presented separately on the consolidated statements of income following the results from continuing operations. The purchase price is subject to final resolution of closing date values of net assets sold, which is not yet completed. Regions believes any adjustments to the purchase price will not have a material impact to the consolidated financial statements.

Regions recorded approximately $141 million in after-tax losses related to the operations of EquiFirst for the three month period ended March 31, 2007. The primary factor in the recognition of these losses was the significant and rapid deterioration of the sub-prime market during the three month period ended March 31, 2007.

The results from discontinued operations for the three-month periods ending September 30, 2007 and 2006 are presented in the following table:

	Three Months Ended September 30
(In thousands)	2007	2006
Net interest income	$—	$11,321
Provision for loan losses	—	86

Net interest income after provision for loan losses	—	11,235

Total non-interest income, excluding gain on sale of discontinued operations	—	4,565
Total non-interest expense	122	26,242

Loss from discontinued operations before income taxes	(122)	(10,442)
Income tax (benefit) expense	(46)	(4,177)

(Loss) income from discontinued operations, net of tax	$(76)	$(6,265)

The results from discontinued operations for the nine-month periods ending September 30, 2007 and 2006 are presented in the following table:

	Nine Months Ended September 30
(In thousands)	2007	2006
Net interest income	$11,967	$34,812
Provision for loan losses	182	(48)

Net interest income after provision for loan losses	11,785	34,860

Total non-interest income, excluding gain on sale of discontinued operations	(188,658)	34,626
Total non-interest expense	51,726	84,374

Loss from discontinued operations, excluding gain on sale, before income taxes	(228,599)	(14,888)
Gain on sale of discontinued operations before income taxes	11,977	—

Loss from discontinued operations before income taxes	(216,622)	(14,888)
Income tax benefit	(75,028)	(5,956)

Loss from discontinued operations, net of tax	$(141,594)	$(8,932)

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

INTRODUCTION

The following discussion and analysis is part of Regions Financial Corporation’s (“Regions” or the “Company”) Quarterly Report on Form 10-Q to the Securities and Exchange Commission (“SEC”) and updates Regions’ Annual Report on Form 10-K for the year ended December 31, 2006, which was previously filed with the SEC. This financial information is presented to aid in understanding Regions’ financial position and results of operations and should be read together with the financial information contained in the Form 10-K. Certain prior period amounts presented in this discussion and analysis have been reclassified to conform to current period classifications. The emphasis of this discussion will be on the three months and nine months ended September 30, 2007 compared to the three months and nine months ended September 30, 2006 for the statement of income. For the balance sheet, the emphasis of this discussion will be the balances as of September 30, 2007 as compared to December 31, 2006.

This discussion and analysis contains statements that may be considered “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. See page 3 for additional information regarding forward-looking statements.

CORPORATE PROFILE

Regions is a financial holding company headquartered in Birmingham, Alabama, which operates in the South, Midwest and Texas. Regions’ primary business is providing traditional commercial and retail banking services. Regions’ principal banking subsidiary, Regions Bank, operates as an Alabama state-chartered bank with approximately 1,900 full-service banking offices in Alabama, Arkansas, Florida, Georgia, Illinois, Indiana, Iowa, Kentucky, Louisiana, Mississippi, Missouri, North Carolina, South Carolina, Tennessee, Texas and Virginia.

In addition to providing traditional commercial and retail banking services, Regions provides additional financial services including securities brokerage, asset management, financial planning, mutual funds, investment banking, insurance, mortgage origination and servicing, equipment financing and other specialty financing. Regions provides brokerage services and investment banking from approximately 430 offices of Morgan Keegan & Company, Inc. (“Morgan Keegan”), one of the largest investment firms based in the South. Regions provides full-line insurance brokerage services primarily through Rebsamen Insurance, Inc., one of the 30 largest insurance brokers in the country.

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

THIRD QUARTER HIGHLIGHTS

Regions reported income from continuing operations of $394.2 million, or $0.56 per diluted share in the third quarter of 2007, which included $56.5 million in after-tax merger-related expenses (or 8 cents per diluted share). Primary drivers of the third quarter 2007 net income include solid fee income for Morgan Keegan, controlled expenses and accelerated merger cost savings. During the third quarter of 2007, Regions successfully completed the first of three branch systems conversions, which were in Alabama and Florida, related to the integration of AmSouth Bancorporation (“AmSouth”).

Net interest income from continuing operations, on a fully taxable equivalent basis, for the third quarter of 2007 was $1.1 billion, compared to $806.3 million in the third quarter of 2006. The taxable equivalent net interest margin (annualized and including discontinued operations) for the third quarter of 2007 was 3.74%, compared to 4.21% in the third quarter of 2006. The decrease in the net interest margin reflects the addition of the AmSouth Bancorporation (“AmSouth”) balance sheet, as well as a lower tax equivalent adjustment to net interest income from the first quarter adoption of FASB Interpretation No. 48 “Uncertain Tax Positions” (FIN 48) (see Note 8 to the consolidated financial statements). The third quarter 2007 net interest margin was also negatively impacted by narrower spreads on new assets, share repurchase activity, and the funding of a large tax deposit (see Note 8 to the consolidated financial statements), which decreased interest on tax exposures and therefore positively impacted tax expense.

Net charge-offs totaled $63.1 million, or 0.27% of average loans, annualized, in the third quarter of 2007, compared to 0.16% for the third quarter of 2006. The provision for loan losses from continuing operations totaled $90.0 million in the third quarter of 2007 compared to $24.9 million during the same period of 2006. These increases during 2007 when compared to 2006 resulted from both a larger loan portfolio as a result of the AmSouth merger and weaker economic conditions during 2007. Total non-performing assets at September 30, 2007, were $588.3 million, compared to $379.1 million at December 31, 2006. The increase was primarily related to single family development loans and the synchronization of Regions’ credit policies after the merger with AmSouth. To ensure consistency in the application of credit policies and risk ratings, Regions conducted credit servicing reviews (covering all loans in excess of $3 million) during the second and third quarters of 2007. While non-performing loans increased, they are generally well-secured by real estate collateral. Also during the quarter, Regions sold $41.5 million of non-performing loans and transferred $32.7 million of non-performing loans to loans held for sale, which were subsequently sold in October 2007. The allowance for credit losses at September 30, 2007, was 1.19% of total loans, net of unearned income, compared to 1.17% at December 31, 2006 and 1.31% at September 30, 2006.

Non-interest income in the third quarter of 2007 from continuing operations, excluding securities gains and losses, was $705.2 million, compared to $453.3 million in the third quarter of 2006. This increase was attributable to the AmSouth merger, led by increases in service charges on deposit accounts (including interchange income), brokerage income, trust income and commercial credit fee income.

Total non-interest expense from continuing operations was $1.1 billion in the third quarter of 2007, compared to $688.4 million in the third quarter of 2006. Merger charges of $91.8 million were incurred in the third quarter of 2007. Merger charges, primarily related to the first branch systems conversion event, coupled with the additional expenses attributable to AmSouth, were the primary drivers of the increase in non-interest expense during the third quarter of 2007 when compared to the third quarter of 2006. As an offset, non-interest expenses benefited from the realization of merger cost savings of approximately $102 million during the third quarter of 2007.

TOTAL ASSETS

Regions’ total assets at September 30, 2007, were $138.2 billion, compared to $143.4 billion at December 31, 2006. The decrease in total assets from year end 2006 resulted primarily from required branch divestitures related to Regions’ merger with AmSouth and the sale of EquiFirst, both of which took place in the first quarter of 2007. Also, asset growth continued to be weak due to reduced overall loan demand.

LOANS

Regions’ primary assets are loans. At September 30, 2007, loans represented 82% of Regions’ interest-earning assets. The following table presents the distribution by loan type of Regions’ loan portfolio, net of unearned income:

Table 1—Loan Portfolio

(In thousands)	September 30 2007	December 31 2006	September 30 2006
Commercial	$23,565,882	$24,145,411	$16,155,841
Real estate—mortgage	35,337,366	35,230,343	23,534,691
Real estate—construction	14,237,083	14,121,030	8,730,822
Home equity lending	14,835,319	14,888,599	7,529,539
Indirect lending	4,015,142	4,037,539	1,324,017
Other consumer	2,382,840	2,127,680	2,202,995

	$94,373,632	$94,550,602	$59,477,905

Loan growth remained challenging during the first nine months of 2007. Due to system conversion-related re-mapping of loan product types, approximately $1 billion in commercial loans were reclassified into real estate mortgage during the third quarter of 2007. Additional re-mapping of loan product types will also occur in connection with the remaining system conversions scheduled for the fourth quarter of 2007. Excluding the effect of this reclassification, commercial and other consumer loans increased during the first nine months of 2007. However, net decreases in other loan categories, particularly real estate mortgage loans, more than offset portfolio growth. Home equity lending has experienced strong production, but high paydowns have prevented net loan growth in this category.

Regions has approximately $100 million in book value of “sub-prime” loans retained from the disposition of EquiFirst. The credit loss exposure related to these loans is addressed in management’s periodic determination of the allowance for credit losses.

ALLOWANCE FOR CREDIT LOSSES

The allowance for credit losses (“allowance”) represents management’s estimate of probable credit losses inherent in the loan portfolio and off-balance sheet credit commitments as of September 30, 2007. The allowance consists of two components: the allowance for loan losses, which is recorded as a contra-asset to loans, and the reserve for unfunded credit commitments, which is recorded in other liabilities. The assessment of the adequacy of the allowance is based on the combination of both of these components. Regions determines its allowance in accordance with regulatory guidance, Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan” (“Statement 114”) and Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (“Statement 5”).

At September 30, 2007 and December 31, 2006, the allowance totaled approximately $1.1 billion. The allowance as a percentage of net loans was 1.19% at September 30, 2007 compared to 1.17% at year-end 2006. Net loan losses as a percentage of average loans (annualized) were 0.23% and 0.19% in the first nine months of

2007 and 2006, respectively. The reserve for unfunded credit commitments was $55.8 million at September 30, 2007 compared to $51.8 million at December 31, 2006. Details regarding the allowance and net charge-offs, including an analysis of activity from the previous year’s totals, are included in Table 2.

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

Impaired loans are defined as commercial and commercial real estate loans (excluding leases) on non-accrual status. Impaired loans totaled approximately $431.1 million at September 30, 2007, compared to $237.5 million at December 31, 2006. The increase in impaired loans is consistent with the increase in non-performing loans, which is discussed in the “Non-Performing Assets” section of this report. All loans which management has identified as impaired, and which are greater than $2.5 million, are evaluated individually for purposes of determining appropriate allowances for credit losses under Statement 114. For these loans, Regions measures the level of impairment based on the present value of the estimated cash flows, the estimated value of the collateral or, if available, observable market prices. Within total impaired loans, $114.5 million of these loans had specific reserves of approximately $22.6 million at September 30, 2007. This compares to $70.1 million of impaired loans having specific reserves of approximately $17.6 million at December 31, 2006. While impaired loans increased, they are generally well-secured by real estate collateral.

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

Activity in the allowance for credit losses is summarized as follows:

Table 2—Allowance for Credit Losses

	Nine months ended September 30
(Dollars in thousands)	2007	2006
Allowance for loan losses, January 1	$1,055,953	$783,536

Loans charged-off:
Commercial	61,875	47,908
Real estate—mortgage	36,156	37,310
Real estate—construction	15,962	7,766
Equity lending	39,006	20,230
Indirect lending	25,260	10,874
Other consumer	59,538	14,726

	237,797	138,814
Recoveries of loans previously charged-off:
Commercial	23,264	25,531
Real estate—mortgage	7,224	6,160
Real estate—construction	1,451	1,949
Equity lending	9,845	4,588
Indirect lending	12,474	5,487
Other consumer	20,489	11,307

	74,747	55,022
Net charge-offs:
Commercial	38,611	22,377
Real estate—mortgage	28,932	31,150
Real estate—construction	14,511	5,817
Equity lending	29,161	15,642
Indirect lending	12,786	5,387
Other consumer	39,049	3,419

	163,050	83,792
Allowance allocated to sold loans	(19,369)	(3,779)
Provision for loan losses—continuing operations	197,000	82,548
Provision (credit) for loan losses—discontinued operations	182	(48)

Allowance for loan losses, September 30	$1,070,716	$778,465

Reserve for unfunded credit commitments, January 1	51,835	—
Provision for unfunded credit commitments	4,003	—

Reserve for unfunded credit commitments, September 30	55,838	—

Total allowance for credit losses	$1,126,554	$778,465

Loans, net of unearned income, outstanding at end of period	$94,373,632	$59,477,905
Average loans, net of unearned income, outstanding for the period	94,233,255	58,600,990
Ratios:
Allowance for loan losses at end of period to loans, net of unearned income	1.13%	1.31%
Net charge-offs as percentage of average loans, net of unearned income*	0.23	0.19
Allowance for credit losses at end of period to loans, net of unearned income	1.19	1.31

*	Annualized

NON-PERFORMING ASSETS

Non-performing assets are summarized as follows:

Table 3—Non-Performing Assets

(Dollars in thousands)	September 30 2007	December 31 2006	September 30 2006
Non-performing loans:
Non-accrual loans	$494,693	$306,471	$246,728
Renegotiated loans	—	—	103

Total non-performing loans*	494,693	306,471	246,831
Foreclosed properties	93,649	72,663	65,190

Total non-performing assets**	$588,342	$379,134	$312,021

Accruing loans 90 days past due	$332,116	$143,868	$78,785

Non-performing assets** to loans, net of unearned income and foreclosed properties	0.62%	0.40%	0.52%

*	Exclusive of approximately $33 million of loans held for sale that are non-performing at September 30, 2007
**	Exclusive of accruing loans 90 days past due

Non-performing loans at September 30, 2007 increased $188.2 million from year-end 2006 levels. The increase was primarily related to single family development loans and the synchronization of Regions’ new credit policy implemented after the merger with AmSouth. To ensure consistency in the application of credit policies and risk ratings, Regions conducted credit servicing reviews (covering all loans in excess of $3 million) during the second and third quarters of 2007. While the non-performing loans increased, they are generally well-secured by real estate collateral. During the third quarter of 2007, Regions sold $41.5 million of non-performing loans. Regions also transferred $32.7 million of non-performing loans to held for sale and subsequently sold these loans in October 2007. In connection with these transactions, Regions recorded an additional $11 million of loan loss provision, which coupled with $7 million of existing reserves on these loans, resulted in an $18 million reduction in the allowance for loan losses.

Loans past due 90 days or more and still accruing increased 131% from year-end 2006 levels, due primarily to individual commercial workouts on matured loans in the process of renewal, residential-related real estate loans (which is reflective of general market deterioration), and conforming Regions’ and AmSouth’s credit policies with respect to residential first mortgage and home equity loans during the first quarter of 2007. In addition, the increase in accruing loans 90 days past due reflects weaker economic conditions during 2007.

SECURITIES

The following table details the carrying values of securities:

Table 4—Securities

(In thousands)	September 30 2007	December 31 2006	September 30 2006
U.S. Treasury securities	$277,345	$400,065	$250,048
Federal agency securities	3,283,116	3,752,216	3,775,125
Obligations of states and political subdivisions	729,401	788,736	398,937
Mortgage-backed securities	11,374,198	12,777,358	7,305,529
Other debt securities	431,606	80,980	411,190
Equity securities	910,970	762,705	314,759

	$17,006,636	$18,562,060	$12,455,588

Total securities at September 30, 2007, decreased approximately 8% from year-end 2006 levels, primarily due to the sales of approximately $1.8 billion of securities during the period. Securities available for sale, which comprise nearly all of the securities portfolio, are an important tool used to manage interest rate sensitivity and provide a primary source of liquidity for the Company (see INTEREST RATE SENSITIVITY, Exposure to Interest Rate Movements and LIQUIDITY).

During the third quarter of 2007, Morgan Properties, LLC (a subsidiary of Morgan Keegan) purchased approximately $55 million of securities in the RMK Select High Income Fund and approximately $30 million of securities in the RMK Select Intermediate Bond Fund. Both of these funds are proprietary open-end mutual funds advised by Morgan Asset Management (also a subsidiary of Morgan Keegan). Included in the third quarter securities transactions was the sale of approximately $24 million of the investment in the RMK Select High Income Fund, and a loss of $4.3 million was realized on the sale.

Subsequent to the quarter ended September 30, 2007, Morgan Properties, LLC has purchased approximately $35 million of securities in the RMK Select Intermediate Bond Fund.

OTHER INTEREST-EARNING ASSETS

All other interest-earning assets decreased approximately $4.7 billion from year-end 2006 to September 30, 2007, primarily resulting from the reduction of loans held for sale due to the required branch divestitures related to Regions’ merger with AmSouth and the sale of EquiFirst.

MORTGAGE SERVICING RIGHTS

A summary of mortgage servicing rights is presented in Table 5. The carrying amounts represent the original amounts capitalized, less accumulated amortization, permanent impairment, sales and valuation allowance. These assets represent the right to service mortgage loans owned by other investors. The carrying values of mortgage servicing rights are affected by various factors, including prepayments of the underlying mortgages. A significant change in prepayments of mortgages in the servicing portfolio could result in significant changes in the valuation allowance, thus creating potential volatility in the carrying amount of mortgage servicing rights.

Table 5—Mortgage Servicing Rights

	Nine months ended September 30
(In thousands)	2007	2006
Balance at beginning of year	$416,217	$441,508
Amounts capitalized	43,065	36,757
Sale of servicing assets	—	(1,247)
Permanent impairment	—	(3,719)
Amortization	(57,735)	(51,158)

	401,547	422,141
Valuation allowance	(24,346)	(14,401)

Balance at end of period	$377,201	$407,740

DEPOSITS

Regions competes with other banking and financial services companies for a share of the deposit market. Regions’ ability to compete in the deposit market depends heavily on how effectively the Company meets customers’ needs. Regions utilizes both traditional and non-traditional avenues and employs various means to meet those needs and enhance competitiveness, such as offering well-designed products, providing a high level of customer service, supplying competitive pricing and expanding the traditional branch network to provide convenient branch locations for customers. Regions also makes available centralized, high-quality telephone banking services and alternative product delivery channels such as Internet banking.

The following table summarizes deposits by category:

Table 6—Deposits

(In thousands)	September 30 2007	December 31 2006	September 30 2006
Non-interest-bearing demand	$18,834,856	$20,175,482	$12,570,051
Non-interest-bearing demand—divestitures	—	533,295	—

Total non-interest-bearing deposits	18,834,856	20,708,777	12,570,051

Savings accounts	3,692,087	3,882,533	2,908,930
Interest-bearing transaction accounts	15,208,224	15,899,813	8,513,908
Money market accounts	23,501,476	22,802,258	13,882,716
Certificates of deposits greater than $100,000	10,076,459	12,776,086	9,124,935
Other interest-bearing deposits	22,126,828	22,920,430	15,169,005
Interest-bearing deposits—divestitures	—	2,238,072	—

Total interest-bearing deposits	74,605,074	80,519,192	49,599,494

	$93,439,930	$101,227,969	$62,169,545

Total deposits at September 30, 2007, decreased approximately 8% compared to year-end 2006 levels. The decrease in deposits from December 31, 2006 resulted partially from required branch divestitures related to Regions’ merger with AmSouth. These divestitures decreased September 30, 2007 deposit balances by approximately $2.8 billion compared to year-end 2006.

Money market accounts increased $699.2 million since December 31, 2006, due to the success of a money market campaign and emphasis on shifting funds from high-rate certificates of deposit into money market accounts. However, the decrease in non-interest-bearing demand, savings, and interest-bearing transaction accounts more than offset the increase in money market accounts, as market conditions during 2007 caused customers to move money out of lower-cost deposits into higher-yielding accounts. Also, the maturity of high-rate certificates of deposit and lower Eurodollar funding needs (which is included in “Other interest-bearing deposits”) contributed to the total decrease in deposits.

SHORT-TERM BORROWINGS

The following is a summary of short-term borrowings:

Table 7—Short-Term Borrowings

(In thousands)	September 30 2007	December 31 2006	September 30 2006
Federal funds purchased	$5,106,078	$3,709,080	$1,512,420
Securities sold under agreements to repurchase	2,957,661	3,967,174	3,431,148
Federal Home Loan Bank advances	350,000	500,000	350,000
Senior bank notes	—	250,000	—
Brokerage customers liabilities	552,900	492,631	464,143
Short-sale liability	539,395	587,747	436,287
Other short-term borrowings	285,051	160,439	118,050

	$9,791,085	$9,667,071	$6,312,048

Federal funds purchased and securities sold under agreements to repurchase totaled $8.1 billion at September 30, 2007, compared to $7.7 billion at year-end 2006. The level of Federal funds and securities sold under agreements to repurchase can fluctuate significantly on a day-to-day basis, depending on funding needs and which sources of funds are used to satisfy those needs.

LONG-TERM BORROWINGS

Long-term borrowings are summarized as follows:

Table 8—Long-Term Borrowings

(In thousands)	September 30 2007	December 31 2006	September 30 2006
Federal Home Loan Bank structured advances	$1,765,230	$2,102,356	$285,000
Other Federal Home Loan Bank advances	1,769,047	285,195	422,288
6.375% subordinated notes due 2012	597,196	599,060	600,000
7.75% subordinated notes due 2011	537,774	546,066	548,830
6.45% subordinated notes due 2037 (Regions Bank)	497,183	—	—
7.00% subordinated notes due 2011	498,023	499,017	500,000
4.85% subordinated notes due 2013 (Regions Bank)	487,192	485,718	—
5.20% subordinated notes due 2015 (Regions Bank)	344,336	344,032	—
6.45% subordinated notes due 2018 (Regions Bank)	322,058	323,227	—
6.50% subordinated notes due 2018 (Regions Bank)	311,740	312,617	312,909
6.125% subordinated notes due 2009	177,078	178,118	—
6.75% subordinated debentures due 2025	163,950	164,269	—
7.75% subordinated notes due 2024	100,000	100,000	100,000
Senior bank notes	100,000	703,204	1,004,947
4.375% senior notes due 2010	491,419	489,386	488,709
LIBOR floating rate senior notes due 2012	350,000	—	—
LIBOR floating rate senior notes due 2009	249,952	—	—
LIBOR floating rate senior debt notes due 2008	399,667	399,390	400,000
4.50% senior debt notes due 2008	349,572	349,212	350,000
6.625% junior subordinated notes	699,814	—	—
8.20% junior subordinated notes	—	225,768	225,974
Other long-term debt	565,367	530,280	254,493
Valuation adjustments on hedged long-term debt	40,893	5,734	(2,746)

	$10,817,491	$8,642,649	$5,490,404

Long-term borrowings have increased $2.2 billion since year-end 2006 due primarily to new Federal Home Loan Bank (“FHLB”) advances, as well as new subordinated notes, including junior subordinated notes, and senior note issuances. These issuances were offset by decreases in FHLB structured advances and senior bank notes. Additionally, approximately $200 million of junior subordinated notes were paid off in the second quarter of 2007.

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

STOCKHOLDERS’ EQUITY

Stockholders’ equity was $19.8 billion at September 30, 2007, compared to $20.7 billion at December 31, 2006. During the first nine months of 2007, net income added $1.2 billion to stockholders’ equity, while cash dividends declared and purchases of treasury stock reduced equity by $0.8 billion and $1.3 billion, respectively. In addition, Regions recorded a cumulative effect of a change in accounting principles that reduced stockholders’ equity by $269.4 million from the adoption of FIN 48 and FSP 13-2. See Note 8 and Note 11 to the consolidated financial statements for further details.

Regions’ ratio of stockholders’ equity to total assets was 14.36% at September 30, 2007, compared to 14.44% at December 31, 2006. Regions’ ratio of tangible stockholders’ equity to tangible assets was 6.02% at September 30, 2007, compared to 6.53% at December 31, 2006.

At September 30, 2007, Regions had 27.6 million common shares available for repurchase through open market transactions under existing share repurchase authorizations. During the first nine months of 2007, the Company repurchased 37.1 million common shares at a cost of $1.3 billion.

On April 27, 2007, Regions entered into an agreement to repurchase approximately 14.2 million shares of its outstanding common stock for an initial purchase price of $500 million. These shares were accounted for as treasury stock on the date of purchase. Regions simultaneously entered into a forward contract indexed to these same shares. In August 2007, Regions received approximately 781,000 shares upon settlement of the forward contract.

The Board of Directors declared a $.36 cash dividend for the third quarter of 2007, compared to a $.35 cash dividend declared for the third quarter of 2006 and $.36 for second quarter 2007. On October 17, 2007, Regions declared a quarterly cash dividend of $.38 for the fourth quarter payable January 2, 2008.

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

The following chart summarizes the applicable bank regulatory capital requirements. Regions’ capital ratios at September 30, 2007, December 31, 2006 and September 30, 2006 substantially exceeded all regulatory requirements.

Table 9—Regulatory Capital Requirements

	To Be Well Capitalized	September 30, 2007 Ratio	December 31, 2006 Ratio	September 30, 2006 Ratio
Tier 1 Capital:
Regions Financial Corporation	6.00%	7.73%	8.07%	8.92%
Regions Bank	6.00	9.53	9.77	10.63

Total Capital:
Regions Financial Corporation	10.00%	11.30%	11.54%	12.57%
Regions Bank	10.00	11.90	11.76	12.15

Leverage:
Regions Financial Corporation	5.00%	7.02%	8.30%	7.68%
Regions Bank	5.00	8.70	10.55	9.32

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

RATINGS

The table below reflects the most recent debt ratings of Regions Financial Corporation and Regions Bank by Standard & Poor’s Corporation, Moody’s Investors Service, Fitch IBCA and Dominion Bond Rating Service:

Table 10—Credit Ratings

	Standard & Poor’s	Moody’s	Fitch	Dominion
Regions Financial Corporation
Senior notes	A	A1	A+	AH
Subordinated notes	A-	A2	A	A
Junior subordinated notes	BBB+	A2	A	A

Regions Bank
Short-term certificates of deposit	A-1	P-1	F1+	R-1M
Short-term debt	A-1	P-1	F1+	R-1M
Long-term certificates of deposit	A+	Aa3	AA-	AAL
Long-term debt	A+	Aa3	A+	AAL
Subordinated debt	A	A1	A	AH

Table reflects ratings as of September 30, 2007.

A security rating is not a recommendation to buy, sell or hold securities, and the ratings above are subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating.

OPERATING RESULTS

For the third quarter of 2007, income from continuing operations totaled $394.2 million ($0.56 per diluted share), compared to $357.9 million ($0.78 per diluted share) for the same period in 2006. After-tax merger-related expenses of approximately $0.08 per diluted share were incurred in the third quarter of 2007. For the nine months ended September 30, 2007, income from continuing operations was $1.3 billion ($1.84 per diluted share), compared to $1.0 billion ($2.17 per diluted share) for the corresponding year earlier period. After-tax merger-related expenses of approximately $0.17 per diluted share were incurred in the first nine months of 2007.

For the third quarter and first nine months of 2007, return on average stockholders’ equity, return on average assets, and return on average tangible stockholders’ equity decreased when compared to the third quarter and first nine months of 2006 as a result of the merger with AmSouth.

NET INTEREST INCOME

The following table presents an analysis of net interest income/margin for the three months ended September 30 and includes discontinued operations:

Table 11—Consolidated Average Daily Balances and Yield/Rate Analysis Including Discontinued Operations

	Three Months Ended September 30
	2007			2006
(Dollars in thousands; yields on taxable-equivalent basis)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Interest-bearing deposits in other banks	$51,740	$515	3.95%	$41,821	$637	6.04%
Federal funds sold and securities purchased under agreements to resell	1,141,666	18,154	6.31	937,005	13,505	5.72
Trading account assets	1,213,485	10,385	3.40	1,130,260	12,667	4.45
Securities:
Taxable	16,545,332	210,932	5.06	11,612,748	143,483	4.90
Tax-exempt	722,663	15,235	8.36	397,160	12,003	11.99
Loans held for sale	779,918	12,302	6.26	2,263,608	45,416	7.96
Margin receivables	521,497	8,754	6.66	553,946	9,767	7.00
Loans, net of unearned income(1)(2)	94,309,811	1,743,636	7.34	59,111,355	1,130,704	7.59

Total interest-earning assets	115,286,112	2,019,913	6.95	76,047,903	1,368,182	7.14
Allowance for loan losses	(1,062,432)			(780,715)
Cash and due from banks	2,751,656			1,959,441
Other assets	19,901,093			9,749,193

	$136,876,429			$86,975,822

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Savings accounts	$3,756,311	2,795	0.30	$2,988,548	3,053	0.41
Interest-bearing transaction accounts	15,268,807	79,618	2.07	9,187,008	35,127	1.52
Money market accounts	23,853,236	214,371	3.57	12,875,034	105,756	3.26
Certificates of deposit of $100,000 or more	10,872,861	133,290	4.86	8,297,133	97,632	4.67
Other interest-bearing deposit accounts	21,337,142	243,511	4.53	15,875,539	169,610	4.24

Total interest-bearing deposits	75,088,357	673,585	3.56	49,223,262	411,178	3.31
Federal funds purchased and securities sold under agreements to repurchase	8,121,636	98,522	4.81	4,806,594	56,898	4.70
Other short-term borrowings	1,598,989	16,570	4.11	927,313	9,417	4.03
Long-term borrowings	10,085,073	144,662	5.69	5,810,710	84,429	5.76

Total interest-bearing liabilities	94,894,055	933,339	3.90	60,767,879	561,922	3.67
Non-interest-bearing deposits	18,850,607			12,482,899
Other liabilities	3,338,644			2,847,404
Stockholders’ equity	19,793,123			10,877,640

	$136,876,429			$86,975,822

Net interest income/margin on a taxable equivalent basis(3)		$1,086,574	3.74%		$806,260	4.21%

Notes:

(1)	Loans, net of unearned income, includes non-accrual loans for all periods presented.
(2)	Interest income includes loan fees of $17,529,000 and $19,150,000 for the three months ended September 30, 2007 and 2006, respectively.
(3)	The computation of taxable equivalent net interest income is based on the stautory federal income tax rate of 35%, adjusted for applicable state income taxes net of the related federal tax benefit.

The following table presents an analysis of net interest income/margin for the nine months ended September 30 and includes discontinued operations:

Table 12—Consolidated Average Daily Balances and Yield/Rate Analysis Including Discontinued Operations

	Nine Months Ended September 30
	2007			2006
(Dollars in thousands; yields on taxable-equivalent basis)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Interest-bearing deposits in other banks	$57,237	$2,343	5.47%	$44,310	$1,524	4.60%
Federal funds sold and securities purchased under agreements to resell	1,109,718	51,689	6.23	914,821	35,568	5.20
Trading account assets	1,413,882	42,259	4.00	1,008,569	32,574	4.32
Securities:
Taxable	17,175,282	653,374	5.09	11,417,447	406,816	4.76
Tax-exempt	741,012	48,452	8.74	409,767	36,421	11.88
Loans held for sale	1,833,863	100,861	7.35	2,150,833	126,559	7.87
Loans held for sale—divestitures	379,302	21,520	7.59	—	—	—
Margin receivables	536,021	27,653	6.90	548,760	27,965	6.81
Loans, net of unearned income(1)(2)	94,233,255	5,224,248	7.41	58,600,990	3,214,163	7.33

Total interest-earning assets	117,479,572	6,172,399	7.02	75,095,497	3,881,590	6.91
Allowance for loan losses	(1,060,347)			(782,596)
Cash and due from banks	2,854,408			2,001,710
Other assets	19,500,636			9,787,734

	$138,774,269			$86,102,345

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Savings accounts	$3,840,451	8,643	0.30	$3,081,155	9,259	0.40
Interest-bearing transaction accounts	15,729,996	247,296	2.10	9,763,915	105,422	1.44
Money market accounts	23,322,675	611,285	3.50	12,277,398	270,730	2.95
Certificates of deposit of $100,000 or more	12,186,977	441,636	4.85	7,780,404	252,087	4.33
Other interest-bearing deposit accounts	21,456,129	717,332	4.47	15,133,773	445,414	3.94
Interest-bearing deposits- divestitures	500,276	12,091	3.23	—	—	—

Total interest-bearing deposits	77,036,504	2,038,283	3.54	48,036,645	1,082,912	3.01
Federal funds purchased and securities sold under agreements to repurchase	7,919,188	285,285	4.82	4,430,637	145,392	4.39
Other short-term borrowings	2,018,881	67,105	4.44	937,539	27,121	3.87
Long-term borrowings	9,240,605	395,668	5.72	6,416,037	261,953	5.46

Total interest-bearing liabilities	96,215,178	2,786,341	3.87	59,820,858	1,517,378	3.39
Non-interest-bearing deposits	19,256,294			12,762,560
Other liabilities	3,209,836			2,773,706
Stockholders’ equity	20,092,961			10,745,221

	$138,774,269			$86,102,345

Net interest income/margin on a taxable equivalent basis(3)		$3,386,058	3.85%		$2,364,212	4.21%

Notes:

(1)	Loans, net of unearned income, includes non-accrual loans for all periods presented.
(2)	Interest income includes loan fees of $61,384,000 and $57,106,000 for the nine months ended September 30, 2007 and 2006, respectively.
(3)	The computation of taxable equivalent net interest income is based on the stautory federal income tax rate of 35%, adjusted for applicable state income taxes net of the related federal tax benefit.

For the third quarter of 2007, net interest income (taxable equivalent basis) totaled $1.1 billion compared to $0.8 billion in the third quarter of 2006. The net yield on interest-earning assets (taxable equivalent basis) was 3.74% in the third quarter of 2007, compared to 4.21% during the third quarter of 2006. For the nine months ended September 30, 2007, net interest income (taxable equivalent basis) totaled $3.4 billion compared to $2.4 billion for the nine months ended September 30, 2006. The net yield on interest-earning assets (taxable equivalent basis) was 3.85% for the nine months ended September 30, 2007, compared to 4.21% for the same period of 2006. These changes in both taxable-equivalent net interest income and net interest margin are attributable to the addition of the AmSouth balance sheet. In addition to the AmSouth merger, spreads continued to tighten during 2007, and a lower tax equivalent adjustment also resulted from the first quarter 2007 adoption of FIN 48 relating to accounting for uncertain tax positions (see Note 8 to the consolidated financial statements). Third quarter and year-to-date 2007 net interest margin was impacted by continued incremental margin compression, a large tax deposit (see Note 8 to the consolidated financial statements) and replacement of maturing loans at lower yields.

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

Sensitivity Measurement—Financial simulation models are Regions’ primary tools used to measure interest rate exposure. Using a wide range of sophisticated simulation techniques provide management with extensive information on the potential impact to net interest income caused by changes in interest rates. Models are structured to simulate cash flows and accrual characteristics of Regions’ balance sheet. Assumptions are made about the direction and volatility of interest rates, the slope of the yield curve, and the changing composition of the balance sheet that result from both strategic plans and from customer behavior. Among the assumptions are expectations of balance sheet growth and composition, the pricing and maturity characteristics of existing business and the characteristics of future business. Interest rate-related risks are expressly considered, such as pricing spreads, the lag time in pricing administered rate accounts, prepayments and other option risks. Regions considers these factors, as well as the degree of certainty or uncertainty surrounding their future behavior. Financial derivative instruments are used in hedging the values and cash flows of selected assets and liabilities against changes in interest rates. The effect of these hedges is included in the simulations of net interest income.

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

Exposure to Interest Rate Movements—As of September 30, 2007, Regions exhibited limited net interest income exposure to both gradual and instantaneous rate shifts of plus or minus 100 and 200 basis points. The following table demonstrates the estimated potential effect that gradual (over six months beginning at September 30, 2007) and instantaneous parallel interest rate shifts would have on Regions’ annual net interest income. Results of the same analysis for the comparable period for 2006 are presented for comparison purposes.

Table 13—Interest Rate Sensitivity

(Dollars in thousands)	September 30, 2007		September 30, 2006
Gradual Change in Interest Rates	Increase (Decrease) in Net Interest Income		Increase (Decrease) in Net Interest Income
+ 200 basis points	$32,000	0.8%	$96,000	3.2%
+ 100 basis points	19,000	0.5	48,000	1.6
- 100 basis points	(29,000)	(0.7)	(26,000)	(1.0)
- 200 basis points	(40,000)	(1.0)	(53,000)	(1.8)

(Dollars in thousands)	September 30, 2007		September 30, 2006
Instantaneous Change in Interest Rates	Increase (Decrease) in Net Interest Income		Increase (Decrease) in Net Interest Income
+ 200 basis points	$(4,000)	(0.1)%	$106,000	3.6%
+ 100 basis points	5,000	0.1	56,000	1.9
- 100 basis points	(30,000)	(0.7)	(28,000)	(1.0)
- 200 basis points	(53,000)	(1.3)	(73,000)	(2.4)

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

Interest rate swaps are contractual agreements entered into to exchange fixed for variable (or vice versa) streams of interest payments. The notional principal is not exchanged but is used as a reference for the size of the interest payments. Interest rate options are contracts that allow the buyer to purchase or sell a financial instrument at a predetermined price and time. Forward sale commitments are contractual obligations to sell money market instruments at a future date for an already agreed-upon price. Foreign exchange forwards are contractual agreements to receive or deliver a foreign currency at an agreed-upon future date and price.

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

Regions manages the credit risk of these instruments in much the same way as it manages credit risk of the loan portfolios by establishing credit limits for each counterparty and through collateral agreements for dealer transactions. For non-dealer transactions, the need for collateral is evaluated on an individual transaction basis and is primarily dependent on the financial strength of the counterparty. Contracts are cross-collateralized to loans when available. Credit risk is also reduced significantly by entering into legally enforceable master netting agreements. When there is more than one transaction with a counterparty and there is a legally enforceable master netting agreement in place, the exposure represents the net of the gain and loss positions with that counterparty.

Regions also uses derivatives to meet the needs of its customers. Interest rate swaps, interest rate options and foreign exchange forwards are the most common derivatives sold to customers. Positions with similar characteristics are used to hedge the market risk and minimize income statement volatility associated with this portfolio. Instruments used to service customers are entered into the trading account with changes in value recorded in the statement of income.

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

Morgan Keegan will occasionally economically hedge a portion of its long proprietary inventory position through the use of short positions in interest rate swaps, which are included in securities sold, not yet purchased at market value. At September 30, 2007, Morgan Keegan had $20 million notional value of interest rate swaps. The notional amounts do not necessarily represent future cash requirements.

In the normal course of business, Morgan Keegan enters into underwriting and forward and future commitments. At September 30, 2007, the contract amounts were $2 million to purchase and $138 million to sell U.S. Government and municipal securities. Morgan Keegan typically settles its position by entering into equal but opposite contracts and, as such, the contract amounts do not necessarily represent future cash requirements. Settlement of the transactions relating to such commitments is not expected to have a material effect on Regions’ consolidated financial position. Transactions involving future settlement give rise to market risk, which represents the potential loss that can be caused by a change in the market value of a particular financial instrument. Regions’ exposure to market risk is determined by a number of factors, including the size, composition and diversification of positions held, the absolute and relative levels of interest rates, and market volatility.

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

Interest rate risk at Morgan Keegan arises from the exposure of holding interest-sensitive financial instruments such as government, corporate and municipal bonds and certain preferred equities. Morgan Keegan manages its exposure to interest rate risk by setting and monitoring limits and, where feasible, economically hedging with offsetting positions in securities with similar interest rate risk characteristics. Securities inventories are marked to market, and accordingly there are no unrecorded gains or losses in value. While a significant portion of the securities inventories have contractual maturities in excess of five years, these inventories, on average, turn over in excess of twelve times per year. Accordingly, the exposure to interest rate risk inherent in Morgan Keegan’s securities inventories is less than that of similar financial instruments held by firms in other industries. Morgan Keegan’s equity securities inventories are exposed to risk of loss in the event of unfavorable price movements. The equity securities inventories are marked to market and there are no unrecorded gains or losses.

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

The end-of-period VAR was approximately $1.4 million as of September 30, 2007. Maximum daily VAR utilization during the third quarter of 2007 was $6.8 million and average daily VAR during the same period was $1.1 million.

PROVISION FOR LOAN LOSSES

The provision for loan losses is used to maintain the allowance for loan losses at a level that in management’s judgment is adequate. In the third quarter of 2007, the provision for loan losses from continuing operations was $90.0 million and net charge-offs were $63.1 million. In the same quarter of 2006, provision from continuing operations was $24.9 million, while net charge-offs were $24.3 million. For the nine months ended September 30, 2007 and 2006, the provision for loan losses was $197.0 million and $82.5 million, respectively, and net charge-offs were $163.1 million and $83.8 million, respectively. Net charge-offs as a percent of average loans (annualized) was 0.27% for the third quarter of 2007 compared to 0.16% for the corresponding period in 2006. On a year-to-date basis, net-charge offs as a percent of average loans (annualized) was 0.23% for the nine months ended September 30, 2007 and 0.19% for the same period of 2006. The increase in loan loss provision for the quarter and year-to-date 2007 was primarily due to the increase in loans applicable to the merger with AmSouth, as well as increased non-performing loans and delinquencies related to weaker economic conditions. For further information on the allowance for loan losses and net charge-offs see Table 2—Allowance for Credit Losses.

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

Real estate construction loans are primarily extensions of credit to real estate developers or investors where repayment is dependent on the sale of real estate or income generated from the real estate collateral. A construction loan may also be to a commercial business for the development of land or construction of a building where the repayment is usually derived from revenues generated from the business of the borrower. These loans are generally underwritten and managed by a specialized real estate group that also manages loan disbursements during the construction process. Real estate construction loans are individually underwritten and closely monitored by management, since these loans are generally vulnerable to economic downturns. Regions generally requires different underwriting requirements for this type of lending as compared to other real estate lending. Credit quality of the construction portfolio is sensitive to risks associated with construction loans such as cost overruns, project completion risk, general contractor credit risk, environmental and other hazard risks and market risks associated with the sale or rental of completed properties.

Regions’ consumer loans consist primarily of borrowings for student loans, automobiles and other personal and household purposes. Losses within this grouping vary according to the specific type of loan. Certain risks, such as a general slowing of the economy and changes in consumer demand, may impact future loss rates.

NON-INTEREST INCOME

The following tables present a summary of non-interest income from continuing operations:

Table 14—Non-Interest Income

	Three months ended September 30		% Change
(In thousands)	2007	2006
Service charges on deposit accounts	$288,296	$166,555	73.09%
Brokerage and investment banking	209,413	144,093	45.33
Trust income	62,449	36,366	71.72
Mortgage income	29,806	43,637	(31.70)
Securities gains, net	23,994	8,104	196.07
Insurance premiums and commissions	23,340	21,330	9.42
Commercial credit fee income	29,217	18,563	57.39
Gain on sale of loans	1,919	191	NM
Other miscellaneous income	60,710	22,544	169.29

	$729,144	$461,383	58.03%

	Nine months ended September 30		% Change
(In thousands)	2007	2006
Service charges on deposit accounts	$870,031	$474,407	83.39%
Brokerage and investment banking	602,980	469,751	28.36
Trust income	190,521	106,651	78.64
Mortgage income	107,657	134,554	(19.99)
Securities (losses) gains, net	(8,508)	8,143	NM
Insurance premiums and commissions	76,045	63,991	18.84
Commercial credit fee income	68,762	50,423	36.37
Gain on sale of loans	30,118	391	NM
Other miscellaneous income	185,251	83,840	120.96

	$2,122,857	$1,392,151	52.49%

Total non-interest income (excluding securities transactions) increased in the third quarter and first nine months of 2007 compared to the same periods of 2006, due primarily to income added in connection with the AmSouth merger. This increase is primarily led by increases in service charges on deposit accounts (including interchange income), brokerage income, trust income and commercial credit fee income. Offsetting these increases was a decrease in mortgage income. Expanded discussion of changes in various categories of non-interest income are discussed below.

Service charges on deposit accounts—Service charges on deposit accounts increased in the third quarter and first nine months of 2007 by $121.7 million and $395.6 million, respectively, compared to the same periods in 2006, due primarily to an increase in the number of deposit accounts as a result of the AmSouth merger. Also, the increase in 2007 was affected by a pricing increase in late 2006, a volume-related increase in NSF fees and higher interchange income compared to the same periods in 2006.

Brokerage and investment banking—Brokerage and investment banking income increased $65.3 million compared to the third quarter of 2006 and $133.2 million compared to the first nine months of 2006, due primarily to continued solid results at Morgan Keegan driven by active equity and fixed income markets. Furthermore, Regions successfully converted the former AmSouth brokerage system into its current operations during the first quarter of 2007. Morgan Keegan continues to benefit from Regions’ expanded customer base, primarily through the new offices opened in former AmSouth branches.

The following table details the components of revenue contributed by Morgan Keegan:

Table 15—Morgan Keegan

Summary Income Statement

	Three months ended September 30		Nine months ended September 30
(Dollars in thousands)	2007	2006	2007	2006
Revenues:
Commissions	$82,071	$56,194	$232,039	$170,227
Principal transactions	43,916	38,381	125,351	113,328
Investment banking	48,958	25,767	134,287	110,417
Interest	35,388	36,721	115,239	99,559
Trust fees and services	55,803	29,966	169,109	87,026
Investment advisory	42,146	35,425	132,026	100,461
Other	10,134	8,063	41,198	40,175

Total revenues	318,416	230,517	949,249	721,193

Expense:
Interest expense	21,790	21,966	70,819	62,050
Non-interest expense	225,469	160,679	656,651	495,599

Total expenses	247,259	182,645	727,470	557,649

Income before income taxes	71,157	47,872	221,779	163,544
Income taxes	26,000	17,251	80,970	59,396

Net income	$45,157	$30,621	$140,809	$104,148

The following table details the breakout of revenue by division contributed by Morgan Keegan:

Table 16—Morgan Keegan

Breakout of Revenue by Division

(Dollars in thousands)	Private Client	Fixed-Income Capital Markets	Equity Capital Markets	Regions MK Trust	Asset Management	Interest And Other
Three months ended September 30, 2007:
Gross revenue	$97,577	$55,647	$30,191	$55,803	$47,646	$31,552
Percent of gross revenue	30.6%	17.5%	9.5%	17.5%	15.0%	9.9%

Three months ended September 30, 2006:
Gross revenue	$67,271	$43,292	$18,094	$29,967	$37,003	$34,889
Percent of gross revenue	29.2%	18.8%	7.8%	13.0%	16.1%	15.1%

Nine months ended September 30, 2007:
Gross revenue	$294,506	$164,863	$73,349	$169,110	$138,839	$108,582
Percent of gross revenue	31.0%	17.4%	7.7%	17.8%	14.6%	11.5%

Nine months ended September 30, 2006:
Gross revenue	$215,329	$136,509	$70,460	$87,029	$105,380	$106,485
Percent of gross revenue	29.9%	18.9%	9.8%	12.0%	14.6%	14.8%

Trust income—Trust income for the third quarter and first nine months of 2007 increased $26.1 million and $83.9 million, respectively, compared to the same periods of 2006, primarily due to increased trust fees and services resulting from the addition of AmSouth trust balances. Regions successfully completed the trust system conversion in the third quarter of 2007.

Mortgage income—Currently, the primary source of this category of income is Regions’ mortgage banking operations, Regions Mortgage (a division of Regions Bank). Regions Mortgage’s primary business and source of income is generated from the origination and servicing of conforming mortgage loans for long-term investors and sales of mortgage loans in the secondary market.

For the third quarter and first nine months of 2007, mortgage income from continuing operations decreased $13.8 million and $26.9 million, respectively, compared to the same periods in 2006, reflecting the challenging operating environment for the mortgage industry as a whole.

On March 30, 2007, Regions sold EquiFirst, a former subsidiary that originated non-conforming mortgage loans which were sold to third-party investors with servicing released. Results of operations for EquiFirst are reported as discontinued operations in the consolidated statements of income. See Note 10 to the consolidated financial statements for further discussion.

During the third quarter of 2007, Regions exited the wholesale warehouse lending function, as it was not providing adequate returns given the risk it posed. Regions believes that there will be no material effect on future revenue or earnings related to this business decision.

Commercial credit fee income—Commercial credit fee income increased $10.7 million compared to the third quarter of 2006 and $18.3 million compared to the first nine months of 2006, due primarily to the market volatility that existed during the quarter. Higher customer derivative business resulted as customers actively managed their interest rate exposure given the uncertainty regarding the direction of interest rates.

Other income—In the third quarter and first nine months of 2007, other non-interest income increased over the same periods in 2006, due primarily to the impact of the AmSouth merger. Gains on sales of loans, primarily student loans, in the first nine months of 2007 totaled $30.1 million compared to $0.4 million in the same period in 2006. Insurance premiums and commissions increased as a result of the acquisition of Miles & Finch, Inc. that occurred during the first quarter of 2007 (see Note 2 to the consolidated financial statements). Other non-interest income also includes a $32.8 million loss on the sale of approximately $1 billion of securities available for sale in the second quarter of 2007. Also in the second quarter of 2007, a $9.1 million gain was recognized in other miscellaneous income due to the termination of approximately $225 million of junior subordinated debt. Third quarter 2007 other non-interest income includes a $24.0 million net gain on the sale of approximately $760 million of investment securities and a $10.5 million gain related to the sale of a residual interest in a former subsidiary.

NON-INTEREST EXPENSE

Table 17 presents a summary of non-interest expense from continuing operations, as well as a detail of merger charges included in non-interest expense. Regions incurred merger-related expenses during the third quarter and first nine months of 2007 and also during the third quarter of 2006 in connection with the integration of Regions and AmSouth. For further expanded discussion of non-interest expense, refer to the discussion of each component following the tables presented.

Table 17—Non-Interest Expense

	Three months ended September 30
	2007		2006
(In thousands)	NIE	Merger Charges	NIE	Merger Charges
Salaries and employee benefits	$581,425	$14,811	$398,848	$38
Net occupancy expense	120,753	21,428	52,675	—
Furniture and equipment expense	74,127	1,942	32,922	—
Impairment of mortgage servicing rights, net	20,000	—	8,000	—
Professional fees	36,320	8,787	22,847	410
Amortization of core deposit intangible	37,432	—	10,073	—
Amortization of mortgage servicing rights	17,308	—	16,592	—
Loss on early extinguishment of debt	—	—	(547)	—
Other	258,029	44,817	146,941	573

	$1,145,394	$91,785	$688,351	$1,021

	Nine months ended September 30
	2007		2006
(In thousands)	NIE	Merger Charges	NIE	Merger Charges
Salaries and employee benefits	$1,793,010	$61,389	$1,253,686	$38
Net occupancy expense	307,459	29,943	163,659	—
Furniture and equipment expense	220,984	3,179	98,592	—
Recapture of mortgage servicing rights, net	(17,000)	—	(11,000)	—
Professional fees	100,119	25,912	65,573	410
Amortization of core deposit intangible	113,246	—	31,167	—
Amortization of mortgage servicing rights	57,734	—	51,158	—
Loss on early extinguishment of debt	—	—	6,532	—
Other	736,543	80,282	453,459	573

	$3,312,095	$200,705	$2,112,826	$1,021

Total 2007 non-interest expense from continuing operations, both including and excluding merger-related charges, increased compared to the third quarter and first nine months of 2006, due primarily to expenses added in connection with the AmSouth merger. Changes in various categories of non-interest expense are discussed below.

Salaries and employee benefits—In the third quarter and first nine months of 2007, salaries and employee benefits increased compared to the same periods in 2006 primarily due to the inclusion of AmSouth, as well as merit increases. These increases were offset partially by headcount reductions occurring since the merger in November 2006. As of September 30, 2007, Regions employed 33,630 associates compared to 36,517 (including approximately 1,400 EquiFirst associates and 500 associates from branch divestitures) at December 31, 2006.

Net occupancy expense—Net occupancy expense in the third quarter and first nine months of 2007 increased compared to the corresponding year-earlier periods due primarily to the AmSouth merger. Year-to-date net occupancy expense includes a benefit of $15.3 million due to hurricane-related insurance proceeds during the first nine months of 2007.

Furniture and equipment expense—In the third quarter and first nine months of 2007, furniture and equipment expense increased due to increased depreciation expense associated with fixed asset additions from the AmSouth merger.

Other expenses—In the third quarter and first nine months of 2007, other non-interest expense increased compared to the third quarter and first nine months of 2006, due primarily to increases in core deposit amortization resulting from the AmSouth merger, as well as the addition of AmSouth operations. Also included in other non-interest expense is $20.0 million and $8.0 million impairment of mortgage servicing rights during the third quarter of 2007 and 2006, respectively. For the first nine months of 2007 and 2006, non-interest expense included a $17.0 million and $11.0 million recapture of mortgage servicing rights impairment, respectively. Valuation of mortgage servicing rights is impacted by interest rates and other market factors at the measurement date at each quarter-end (see Table 5).

INCOME TAXES

Regions’ third quarter and year-to-date 2007 provision for income taxes from continuing operations increased $22.7 million and $201.5 million, respectively, compared to the same periods in 2006, primarily due to increased consolidated earnings. The effective tax rate from continuing operations for the third quarter and first nine months of 2007 was 31.3% and 32.8%, respectively, compared to 30.4% and 30.8% in the third quarter and first nine months of 2006, respectively. The primary driver of the increased effective tax rate during 2007 is the adoption of FIN 48. As a result of the adoption, Regions recorded a cumulative reduction in equity of $259.0 million. As of September 30, 2007, the adoption of FIN 48 has increased income tax expense and decreased after-tax net income by approximately $50 million. These adjustments resulted from a change in the recognition of the tax benefit related to a transaction in 2000 with a mortgage-related subsidiary. During the third quarter of 2007, the Company made a deposit with the IRS to stop the accrual of interest on materially all of its federal uncertain tax positions. As a result, the Company’s accrual of interest expense on uncertain tax positions is expected to trend lower in the subsequent quarters assuming that the level of uncertain tax positions remains constant or decreases over the subsequent quarters. Refer to Note 8 of the consolidated financial statements for further details.

From time to time, Regions engages in business plans that may also have an effect on its tax liabilities. While Regions has obtained the opinion of advisors that the tax aspects of these strategies should prevail, examination of Regions’ income tax returns, changes in tax law and regulatory guidance may impact the tax benefits of these plans.

Periodically, Regions invests in pass-through investment vehicles that generate tax credits, principally low-income housing credits and non-conventional fuel source credits, which directly reduce Regions’ federal income tax liability. Congress has legislated these tax credit programs to encourage capital inflows to these investment vehicles. The amount of tax benefit recognized from these tax credits was $22.6 million and $80.7 million in the third quarter and first nine months of 2007, respectively, compared to $7.3 million and $19.9 million in the third quarter and first nine months of 2006, respectively.

Regions has segregated a portion of its investment securities and intellectual property into separate legal entities in order to, among other business purposes, protect such intangible assets from inappropriate claims of Regions’ creditors, and to maximize the return on such assets by the professional and focused management thereof. Regions has recognized state tax benefits related to these legal entities of $13.3 million and $34.9 million in the third quarter and first nine months of 2007, respectively, compared to $9.0 million and $28.8 million in the third quarter and first nine months of 2006, respectively.

Management’s determination of the realization of deferred tax assets is based upon management’s judgment of various future events and uncertainties, including the timing, nature and amount of future income earned by certain subsidiaries and the implementation of various plans to maximize realization of deferred tax assets. Management believes that the subsidiaries will generate sufficient operating earnings to realize the deferred tax benefits. However, management does not believe that it is more-likely-than-not that all of its state net operating loss carryforwards will be realized. Accordingly, a valuation allowance has been established in the amount of $19.2 million against such benefits at September 30, 2007, compared to $15.0 million at September 30, 2006. In addition, Regions had a $19.7 million valuation allowance related to capital loss carryforwards at September 30, 2006; however, since the capital loss carryforward was fully utilized in 2006, the valuation allowance was also eliminated by year-end 2006.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Reference is made to pages 36 through 39 included in Management’s Discussion and Analysis.

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

Information concerning Regions’ repurchases of its outstanding common stock during the three month period ended September 30, 2007, is set forth in the following table:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - 31, 2007	600,000	$33.08	600,000	33,565,534
August 1 - 31, 2007	6,722,834	30.97	6,722,834	27,623,734
September 1 - 30, 2007	—	—	—	27,623,734
Total	7,322,834	$31.17	7,322,834	27,623,734

On January 18, 2007, Regions’ Board of Directors assessed the repurchase authorization of Regions and authorized the repurchase of an additional 50 million shares of Regions’ common stock through open market or privately negotiated transactions and announced the authorization of this repurchase. As indicated in the table above, approximately 27.6 million shares remain available for repurchase under the existing plan.

On April 27, 2007, Regions entered into an agreement to repurchase approximately 14.2 million shares of its outstanding common stock for an initial purchase price of $500 million. These shares were accounted for as treasury stock on the date of purchase. Regions simultaneously entered into a forward contract indexed to these same shares. In August 2007, Regions received approximately 781,000 shares upon settlement of the forward contract.

ITEM 6.	EXHIBITS

The following is a list of exhibits including items incorporated by reference

3.1	Restated Certificate of Incorporation filed as Exhibit 3.1 to Form 10-Q Quarterly Report filed by registrant on August 3, 2007, incorporated herein by reference

3.2	By-laws as restated filed as Exhibit 3.2 to Form 8-K Current Report filed by registrant on July 19, 2007, incorporated herein by reference

10.1	Amendment Six to the Regions Financial Corporation Supplemental 401(K) Plan

10.2	Amendment Number Four to the AmSouth Bancorporation Supplemental Thrift Plan

10.3	Amendment Number 2 to the First American Corporation Directors Deferred Compensation Plan

12	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned thereunto duly authorized.

Regions Financial Corporation
DATE: November 9, 2007
/S/ ALTON E. YOTHER
Alton E. Yother
Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Officer)