Form 10-K
period 2007-12-31
REGIONS FINANCIAL CORP
filed 2008-02-27
CIK 1281761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

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

Common Stock, $.01 par value—$22,669,702,117 as of June 30, 2007.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value—693,601,138 shares issued and outstanding as of February 19, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the Annual Meeting to be held on April 17, 2008 are incorporated by reference into Part III.

REGIONS FINANCIAL CORPORATION

Form 10-K

i

PART I

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, other periodic reports filed by Regions Financial Corporation (“Regions”) under the Securities Exchange Act of 1934, as amended, and any other written or oral statements made by or on behalf of Regions may include forward-looking statements. The Private Securities Litigation Reform Act of 1995 (the “Act”) provides a “safe harbor” for forward-looking statements which are identified as such and are accompanied by the identification of important factors that could cause actual results to differ materially from the forward-looking statements. For these statements, we, together with our subsidiaries, unless the context implies otherwise, claim the protection afforded by the safe harbor in the Act. Forward-looking statements are not based on historical information, but rather are related to future operations, strategies, financial results or other developments. Forward-looking statements are based on management’s expectations as well as certain assumptions and estimates made by, and information available to, management at the time the statements are made. Those statements are based on general assumptions and are subject to various risks, uncertainties and other factors that may cause actual results to differ materially from the views, beliefs and projections expressed in such statements. These risks, uncertainties and other factors include, but are not limited to, those described below:

•

Regions’ ability to achieve the earnings expectations related to businesses that have been acquired, including its merger with AmSouth Bancorporation (“AmSouth”), or that may be acquired in the future, which in turn depends on a variety of factors, including:

•	Regions’ ability to achieve the anticipated cost savings and revenue enhancements with respect to the acquired operations, or lower than expected revenues from continuing operations;

•	the assimilation of the combined companies’ corporate cultures;

•	the continued growth of the markets that the acquired entities serve, consistent with recent historical experience;

•	difficulties related to the integration of the businesses.

•	Regions’ ability to expand into new markets and to maintain profit margins in the face of competitive pressures.

•	Regions’ ability to keep pace with technological changes.

•	Regions’ ability to develop competitive new products and services in a timely manner and the acceptance of such products and services by Regions’ customers and potential customers.

•	Regions’ ability to effectively manage interest rate risk, market risk, credit risk, operational risk, legal risk, and regulatory and compliance risk.

•	Regions’ ability to manage fluctuations in the value of assets and liabilities and off-balance sheet exposure so as to maintain sufficient capital and liquidity to support Regions’ business.

•	The current stresses in the financial markets.

•	The cost and other effects of material contingencies, including litigation contingencies.

•	The effects of increased competition from both banks and non-banks.

•	Possible changes in interest rates may increase funding costs and reduce earning asset yields, thus reducing margins.

•	Possible changes in general economic and business conditions in the United States in general and in the communities Regions serves in particular.

•	Possible changes in the creditworthiness of customers and the possible impairment of collectibility of loans.

•	The effects of geopolitical instability and risks such as terrorist attacks.

•

Possible changes in trade, monetary and fiscal policies, laws and regulations, and other activities of governments, agencies and similar organizations, including changes in accounting standards, may have an adverse effect on business.

•	Possible changes in consumer and business spending and saving habits could affect Regions’ ability to increase assets and to attract deposits.

•	The effects of weather and natural disasters such as droughts and hurricanes.

The words “believe,” “expect,” “anticipate,” “project” and similar expressions often signify forward-looking statements. You should not place undue reliance on any forward-looking statements, which speak only as of the date made. We assume no obligation to update or revise any forward-looking statements that are made from time to time.

Item 1.	Business

Regions Financial Corporation (together with its subsidiaries on a consolidated basis, “Regions” or “Company”) is a financial holding company headquartered in Birmingham, Alabama, which operates throughout the South, Midwest and Texas. Regions provides traditional commercial, retail and mortgage banking services, as well as other financial services in the fields of investment banking, asset management, trust, mutual funds, securities brokerage, insurance and other specialty financing. At December 31, 2007, Regions had total consolidated assets of approximately $141.0 billion, total consolidated deposits of approximately $94.8 billion and total consolidated stockholders’ equity of approximately $19.8 billion.

Regions is a Delaware corporation that, on July 1, 2004, became the successor by merger to Union Planters Corporation and the former Regions Financial Corporation. Its principal executive offices are located at 1900 Fifth Avenue North, Birmingham, Alabama 35203, and its telephone number at that address is (205) 944-1300.

Banking Operations

Regions conducts its banking operations through Regions Bank, an Alabama chartered commercial bank that is a member of the Federal Reserve System. At December 31, 2007, Regions operated almost 2,000 banking offices in Alabama, Arkansas, Florida, Georgia, Illinois, Indiana, Iowa, Kentucky, Louisiana, Mississippi, Missouri, North Carolina, South Carolina, Tennessee, Texas and Virginia.

The following chart reflects the distribution of branch locations in each of the states in which Regions conducts its banking operations.

Branches
Alabama	255
Arkansas	119
Florida	427
Georgia	158
Illinois	74
Indiana	69
Iowa	18
Kentucky	19
Louisiana	138
Mississippi	165
Missouri	69
North Carolina	9
South Carolina	40
Tennessee	314
Texas	88
Virginia	3

Totals	1,965

Other Financial Services Operations

In addition to its banking operations, Regions provides additional financial services through the following subsidiaries:

Morgan Keegan & Company, Inc. (“Morgan Keegan”), a subsidiary of Regions Financial Corporation, is a full-service regional brokerage and investment banking firm. Morgan Keegan offers products and services including securities brokerage, asset management, financial planning, mutual funds, securities underwriting, sales and trading, and investment banking. Morgan Keegan also manages the delivery of trust services, which are provided pursuant to the trust powers of Regions Bank. Morgan Keegan, one of the largest investment firms in the South, employs approximately 1,300 financial advisors offering products and services from over 400 offices located in Alabama, Arkansas, Florida, Georgia, Illinois, Kentucky, Louisiana, Massachusetts, Mississippi, New York, North Carolina, South Carolina, Tennessee, Texas and Virginia.

Regions Insurance Group, Inc., a subsidiary of Regions Financial Corporation, offers insurance products through the following subsidiaries: Regions Insurance, Inc. (formerly Rebsamen Insurance, Inc.), headquartered in Little Rock, Arkansas, and Regions Insurance Services, Inc., headquartered in Memphis, Tennessee. Through its insurance brokerage operations in Alabama, Arkansas, Indiana, Louisiana, Missouri, Mississippi, Tennessee and Texas, Regions Insurance Group offers all lines of personal and commercial insurance, including property, casualty, life, health and accident. Regions Insurance Services offers credit-related insurance products (title, term life, credit life, debt cancellation, environmental, crop and mortgage insurance) to customers of Regions. With $111 million in annual revenues and 30 offices in eight states, Regions Insurance Group, Inc. is one of the largest bank-owned insurance brokers in the United States.

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

Regions Interstate Billing Service, Inc., a subsidiary of Regions Bank, factors commercial accounts receivable and performs billing and collection services, focusing on clients in the heavy-duty truck and automotive business, but also serving other businesses that meet certain criteria.

Regions Equipment Finance Corporation, a subsidiary of Regions Bank, provides domestic and international equipment financing products, focusing on commercial clients.

Acquisition Program

A substantial portion of the growth of Regions from its inception as a bank holding company in 1971 through the November 2006 merger with AmSouth Bancorporation has been through the acquisition of other financial institutions, including commercial banks and thrift institutions, and the assets and deposits thereof. As part of its ongoing strategic plan, Regions continually evaluates business combination opportunities. Any future business combination or series of business combinations that Regions might undertake may be material, in terms of assets acquired or liabilities assumed, to Regions’ financial condition. Recent business combinations in the financial services industry have typically involved the payment of a premium over book and market values. This practice could result in dilution of book value and net income per share for the acquirer.

Segment Information

Reference is made to Note 22 “Business Segment Information” to the consolidated financial statements included under Item 8 of this Form 10-K for information required by this item.

Supervision and Regulation

Regions and its subsidiaries are subject to the extensive regulatory framework applicable to bank holding companies and their subsidiaries. Regulation of financial institutions such as Regions and its subsidiaries is intended primarily for the protection of depositors, the deposit insurance fund of the Federal Deposit Insurance Corporation (“FDIC”) and the banking system as a whole, and generally is not intended for the protection of stockholders or other investors. Described below are the material elements of selected laws and regulations applicable to Regions and its subsidiaries. The descriptions are not intended to be complete and are qualified in their entirety by reference to the full text of the statutes and regulations described. Changes in applicable law or regulation, and in their application by regulatory agencies, cannot be predicted, but they may have a material effect on the business and results of Regions and its subsidiaries.

General.    Regions is a bank holding company, registered with the Board of Governors of the Federal Reserve System (the “Federal Reserve”) and a financial holding company under the Bank Holding Company Act of 1956, as amended (“BHC Act”). As such, Regions and its subsidiaries are subject to the supervision, examination and reporting requirements of the BHC Act and the regulations of the Federal Reserve.

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

In addition to these activities, a financial holding company may engage in those activities permissible for a bank holding company that has not elected to be treated as a financial holding company, including factoring accounts receivable, acquiring and servicing loans, leasing personal property, performing certain data processing services, acting as agent or broker in selling credit life insurance and certain other types of insurance in connection with credit transactions and conducting certain insurance underwriting activities. The BHC Act does not place territorial limitations on permissible non-banking activities of bank holding companies. Despite prior approval, the Federal Reserve has the power to order any bank holding company or its subsidiaries to terminate any activity or to terminate its ownership or control of any subsidiary when the Federal Reserve has reasonable grounds to believe that continuation of such activity or such ownership or control constitutes a serious risk to the financial soundness, safety or stability of any bank subsidiary of the bank holding company.

The GLB Act provides generally for “umbrella” regulation of financial holding companies by the Federal Reserve, and for functional regulation of banking activities by bank regulators, securities activities by securities regulators, and insurance activities by insurance regulators.

For a bank holding company to be eligible for financial holding company status, all of its subsidiary insured depository institutions must be well capitalized and well managed. A bank holding company may become a financial holding company by filing a declaration with the Federal Reserve that it elects to become a financial holding company. The Federal Reserve must deny expanded authority to any bank holding company with a subsidiary insured depository institution that received less than a satisfactory rating on its most recent Community Reinvestment Act of 1977 (the “CRA”) review as of the time it submits its declaration. If, after becoming a financial holding company and undertaking activities not permissible for a bank holding company, the company fails to continue to meet any of the prerequisites for financial holding company status, the company must enter into an agreement with the Federal Reserve to comply with all applicable capital and management requirements. If the company does not return to compliance within 180 days, the Federal Reserve may order the company to divest its subsidiary banks or the company may discontinue or divest investments in companies engaged in, activities permissible only for a bank holding company that has elected to be treated as a financial holding company.

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

Regions Bank is a member of the FDIC, and, as such, its deposits are insured by the FDIC to the extent provided by law. It is also subject to numerous statutes and regulations that affect its business activities and operations, and is supervised and examined by one or more state or federal bank regulatory agencies.

Regions Bank is a state bank, chartered in Alabama and is a member of the Federal Reserve System. Regions Bank is generally subject to supervision and examination by both the Federal Reserve and the Alabama Department of Banking. The Federal Reserve and the Alabama Department of Banking regularly examine the operations of Regions Bank and are given authority to approve or disapprove mergers, consolidations, the establishment of branches and similar corporate actions. The federal and state banking regulators also have the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law. Various consumer laws and regulations also affect the operations of Regions Bank. In addition, commercial banks are affected significantly by the actions of the Federal Reserve as it attempts to control money and credit availability in order to influence the economy.

Community Reinvestment Act.    Regions Bank is subject to the provisions of the CRA. Under the terms of the CRA, Regions Bank has a continuing and affirmative obligation consistent with safe and sound operation to help meet the credit needs of its communities, including providing credit to individuals residing in low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires each appropriate federal bank regulatory agency, in connection with its examination of a depository institution, to assess such institution’s record in assessing and meeting the credit needs of the community served by that institution, including low- and moderate-income neighborhoods. The regulatory agency’s assessment of the institution’s record is made available to the public. The assessment also is part of the Federal Reserve’s consideration of applications to acquire, merge or consolidate with another banking institution or its holding company, to establish a new branch office that will accept deposits or to relocate an office. In the case of a bank holding company applying for approval to acquire a bank or other bank holding company, the Federal Reserve will assess the records of each subsidiary depository institution of the applicant bank holding company, and such records may be the basis for denying the application. Regions Bank received a “satisfactory” CRA rating in its most recent examination.

USA PATRIOT Act.    A major focus of governmental policy relating to financial institutions in recent years has been aimed at combating money laundering and terrorist financing. The USA PATRIOT Act of 2001 (the “USA PATRIOT Act”) broadened the application of anti-money laundering regulations to apply to additional types of financial institutions such as broker-dealers, investment advisors and insurance companies, and strengthened the ability of the U.S. Government to help prevent, detect and prosecute international money laundering and the financing of terrorism. The principal provisions of Title III of the USA PATRIOT Act require that regulated financial institutions, including state member banks: (i) establish an anti-money laundering program that includes training and audit components; (ii) comply with regulations regarding the verification of identity of any person seeking to open an account; (iii) take additional required precautions with non-U.S. owned accounts; and (iv) perform certain verification and certification of money laundering risk for their foreign correspondent banking relationships. Failure of a financial institution to comply with the USA PATRIOT Act’s requirements could have serious legal and reputational consequences for the institution. Regions’ banking, broker-dealer and insurance subsidiaries have augmented their systems and procedures to meet the requirements of these regulations and will continue to revise and update their policies, procedures and controls to reflect changes required by the USA PATRIOT Act and implementing regulations.

Payment of Dividends.    Regions is a legal entity separate and distinct from its banking and other subsidiaries. The principal source of cash flow of Regions, including cash flow to pay dividends to its stockholders and principal and interest on any debt of Regions, is dividends from Regions Bank. There are statutory and regulatory limitations on the payment of dividends by Regions Bank to Regions, as well as by Regions to its stockholders.

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

At December 31, 2007, under dividend restrictions imposed under federal and state laws, Regions Bank, without obtaining governmental approvals, could declare aggregate dividends to Regions of approximately $223.3 million.

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

The minimum guideline for the ratio of total capital (“Total Capital”) to risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8.0%. At least half of the Total Capital must be composed of common equity, undivided profits, minority interests in the equity accounts of consolidated subsidiaries (including, for bank holding companies but not banks, trust preferred securities), non-cumulative perpetual preferred stock and for bank holding companies (but not banks) a limited amount of cumulative perpetual preferred stock, less goodwill and certain other intangible assets (“Tier 1 Capital”). Tier 2 Capital may consist of, among other things, qualifying subordinated debt, mandatorily convertible debt securities, other preferred stock and trust preferred securities and a limited amount of the allowance for loan losses. Non-cumulative perpetual preferred stock, trust preferred securities and other so-called “restricted core capital elements” are currently limited to 25% of Tier 1 Capital. The minimum guideline for Tier 1 Capital is 4.0%. At December 31, 2007, Regions’ consolidated Tier 1 Capital ratio was 7.29% and its Total Capital ratio was 11.25%.

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average total assets, less goodwill and certain other intangible assets (the “Leverage Ratio”), of 3.0% for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies generally are required to maintain a Leverage Ratio of at least 3.0%, plus an additional cushion of 100 to 200 basis points. Regions’ Leverage Ratio at December 31, 2007 was 6.66%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a “tangible Tier 1 Capital leverage ratio” (deducting all intangibles) and other indicators of capital strength in evaluating proposals for expansion or new activities.

A subsidiary bank is subject to substantially similar risk-based and leverage capital requirements as those applicable to Regions. Regions Bank was in compliance with applicable minimum capital requirements as of December 31, 2007. Neither Regions nor Regions Bank has been advised by any federal banking agency of any specific minimum capital ratio requirement applicable to it as of December 31, 2007.

In 2004, the Basel Committee on Banking Supervision published a new set of risk-based capital standards (“Basel II”) in order to update the original international capital standards that had been put in place in 1988 (“Basel I”). Basel II provides two approaches for setting capital standards for credit risk—an internal ratings-based approach tailored to individual institutions’ circumstances and a standardized approach that bases risk weighting on external credit assessments to a much greater extent than permitted in the existing risk-based capital guidelines. Basel II also would set capital requirements for operational risk and refine the existing capital requirements for market risk exposures. The U.S. banking and thrift agencies are developing proposed revisions to their existing capital adequacy regulations and standards based on Basel II. In November 2007, the agencies adopted a definitive final rule for implementing Basel II in the United States that will apply only to internationally active banking organizations, or “core banks” (defined as those with consolidated total assets of $250 billion or more or consolidated on-balance sheet foreign exposures of $10 billion or more). The final rule will be effective as of April 1, 2008. Other U.S. banking organizations may elect to adopt the requirements of this rule (if they meet applicable qualification requirements), but they will not be required to comply. The rule also allows a banking organization’s primary Federal supervisor to determine that application of the rule would not be appropriate in light of the bank’s asset size, level of complexity, risk profile or scope of operations. In July 2007, the agencies agreed to issue a proposed rule that would provide non-core banks with the option to adopt an approach consistent with the standardized approach of Basel II. This new proposal, which is intended to be finalized before the core banks may start their first transition period year under Basel II, will replace the agencies’ earlier proposed amendments to existing risk-based capital guidelines to make them more risk sensitive (formerly referred to as the “Basel I-A” approach). Regions Bank is not required to comply with Basel II.

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

Transactions with Affiliates.    There are various legal restrictions on the extent to which Regions and its non-bank subsidiaries may borrow or otherwise obtain funding from Regions Bank. Under Sections 23A and 23B of the Federal Reserve Act and the Federal Reserve’s Regulation W, Regions Bank (and its subsidiaries) may only engage in lending and other “covered transactions” with non-bank and non-savings bank affiliates to the following extent: (a) in the case of any single such affiliate, the aggregate amount of covered transactions of Regions Bank and its subsidiaries may not exceed 10% of the capital stock and surplus of Regions Bank; and (b) in the case of all affiliates, the aggregate amount of covered transactions of Regions Bank and its subsidiaries may not exceed 20% of the capital stock and surplus of Regions Bank. Covered transactions also are subject to certain collateralization requirements. “Covered transactions” are defined by statute to include a loan or extension of credit, as well as a purchase of securities issued by an affiliate, a purchase of assets (unless otherwise exempted by the Federal Reserve) from the affiliate, the acceptance of securities issued by the affiliate as collateral for a loan, and the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate.

Regulatory Remedies under the FDIA.    The FDIA establishes a system of regulatory remedies to resolve the problems of undercapitalized institutions. The federal banking regulators have established five capital categories (“well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized”) and must take certain mandatory supervisory actions, and are authorized to take other discretionary actions, with respect to institutions in the three undercapitalized categories, the severity of which will depend upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the FDIA requires the banking regulator to appoint a receiver or conservator for an institution that is critically undercapitalized. The federal banking agencies have specified by regulation the relevant capital level for each category.

Under the agencies’ rules implementing the FDIA’s remedy provisions, an institution that (1) has a Total Capital ratio of 10.0% or greater, a Tier 1 Capital ratio of 6.0% or greater, and a Leverage Ratio of 5.0% or greater and (2) is not subject to any written agreement, order, capital directive or regulatory remedy directive issued by the appropriate federal banking agency is deemed to be “well capitalized.” An institution with a Total Capital ratio of 8.0% or greater, a Tier 1 Capital ratio of 4.0% or greater, and a Leverage Ratio of 4.0% or greater is considered to be “adequately capitalized.” A depository institution that has a Total Capital ratio of less than 8.0%, a Tier 1 Capital ratio of less than 4.0%, or a Leverage Ratio of less than 4.0% is considered to be “undercapitalized.” An institution that has a Total Capital ratio of less than 6.0%, a Tier 1 Capital ratio of less than 3.0%, or a Leverage Ratio of less than 3.0% is considered to be “significantly undercapitalized,” and an institution that has a tangible equity capital to assets ratio equal to or less than 2.0% is deemed to be “critically undercapitalized.” For purposes of the regulation, the term “tangible equity” includes core capital elements counted as Tier 1 Capital for purposes of the risk-based capital standards plus the amount of outstanding cumulative perpetual preferred stock (including related surplus), minus all intangible assets with certain exceptions. A depository institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating.

An institution that is categorized as undercapitalized, significantly undercapitalized or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. Under the FDIA, a bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to certain limitations. The obligation of a controlling bank holding company under the FDIA to fund a capital restoration plan is limited to the lesser of 5.0% of an undercapitalized subsidiary’s assets or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except in accordance with an accepted capital restoration plan or with the approval of the FDIC. In addition, the appropriate federal banking agency is given authority with respect to any undercapitalized depository institution to take any of the actions it is required to or may take with respect to a significantly undercapitalized institution as described below if it determines “that those actions are necessary to carry out the purpose” of the FDIA.

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

At December 31, 2007, Regions Bank had the requisite capital levels to qualify as well capitalized.

FDIC Insurance Assessments.    Regions Bank pays deposit insurance premiums to the FDIC based on an assessment rate established by the FDIC. In 2006, the FDIC enacted various rules to implement the provisions of the Federal Deposit Insurance Reform Act of 2005 (the “FDI Reform Act”). Pursuant to the FDI Reform Act, in 2006 the FDIC merged the Bank Insurance Fund with the Savings Association Insurance Fund to create a newly named Deposit Insurance Fund (the “DIF”) that covers both banks and savings associations. Effective January 1, 2007, the FDIC revised the risk-based premium system under which the FDIC classifies institutions based on the factors described below and generally assesses higher rates on those institutions that tend to pose greater risks to the DIF. Effective May 8, 2007, the FDIC implemented guidelines that will be used to determine how adjustments of up to 0.50% will be made to the quarterly assessment rates of insured institutions that are categorized as large “Risk Category I” institutions.

For most banks and savings associations, including Regions Bank, FDIC rates will depend upon a combination of CAMELS component ratings and financial ratios. CAMELS ratings reflect the applicable bank regulatory agency’s evaluation of the financial institution’s capital, asset quality, management, earnings, liquidity and sensitivity to risk. For large banks and savings associations that have long-term debt issuer ratings, assessment rates will depend upon such ratings and CAMELS component ratings. For institutions such as Regions Bank, which are in the lowest risk category, assessment rates will vary initially from five (5) to seven (7) basis points per $100 of insured deposits. The FDIA, as amended by the FDI Reform Act, requires the FDIC to set a ratio of deposit insurance reserves to estimated insured deposits, the designated reserve ratio (the “DRR”), for a particular year within a range of 1.15% to 1.50%. For 2008, the FDIC has set the DRR at 1.25%, which is unchanged from 2007 levels. Under the FDI Reform Act and the FDIC’s revised premium assessment program, every FDIC-insured institution will pay some level of deposit insurance assessments regardless of the level of the DRR. We cannot predict whether, as a result of an adverse change in economic conditions or other reasons, the FDIC will be required in the future to increase deposit insurance assessments above current levels. The FDIC has also finalized rules providing for a one-time credit assessment to each eligible insured depository institution based on the assessment base of the institution on December 31, 1996. The credit may be applied against the institution’s 2007 assessment, and for the three years thereafter the institution may apply the credit against up to 90% of its assessment. Regions Bank qualified for a credit of approximately $110 million, of which $34 million was applied in 2007, leaving a remaining balance at year end of $76 million to be applied over the next two years, based on the current assessment rate.

In addition, the Deposit Insurance Funds Act of 1996 authorized the Financing Corporation (“FICO”) to impose assessments on DIF applicable deposits in order to service the interest on FICO’s bond obligations from deposit insurance fund assessments. The amount assessed on individual institutions by FICO will be in addition to the amount, if any, paid for deposit insurance according to the FDIC’s risk-related assessment rate schedules. FICO assessment rates may be adjusted quarterly to reflect a change in assessment base. The FICO annual assessment rate for the fourth quarter of 2007 was 1.14 cents per $100 deposits and will remain the same for the first quarter of 2008. Regions Bank had a FICO assessment of $10.7 million in FDIC deposit premiums in 2007.

Under the FDIA, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

Safety and Soundness Standards.    The FDIA requires the federal bank regulatory agencies to prescribe standards, by regulations or guidelines, relating to internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings, stock valuation and compensation, fees and benefits, and such other operational and managerial standards as the agencies deem appropriate. Guidelines adopted by the federal bank regulatory agencies establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risk and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal stockholder. In addition, the agencies adopted regulations that authorize, but do not require, an agency to order an institution that has been given notice by an agency that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an acceptable compliance plan, the agency must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized institution is subject under the “prompt corrective action” provisions of FDIA. See “Regulatory Remedies under the FDIA” above. If an institution fails to comply with such an order, the agency may seek to enforce such order in judicial proceedings and to impose civil money penalties.

Depositor Preference.    The Omnibus Budget Reconciliation Act of 1993 provides that deposits and certain claims for administrative expenses and employee compensation against an insured depository institution would be afforded a priority over other general unsecured claims against such an institution in the “liquidation or other resolution” of such an institution by any receiver.

Regulation of Morgan Keegan.    As a registered investment adviser and broker-dealer, Morgan Keegan is subject to regulation and examination by the Securities and Exchange Commission (“SEC”), the Financial Industry Regulatory Authority (“FINRA”), the New York Stock Exchange (“NYSE”) and other self-regulatory organizations (“SROs”), which may affect its manner of operation and profitability. Such regulations cover a broad range of subject matter. Rules and regulations for registered broker-dealers cover such issues as: capital requirements; sales and trading practices; use of client funds and securities; the conduct of directors, officers and employees; record-keeping and recording; supervisory procedures to prevent improper trading on material non-public information; qualification and licensing of sales personnel; and limitations on the extension of credit in securities transactions. Rules and regulations for registered investment advisers include limitations on the ability of investment advisers to charge performance-based or non-refundable fees to clients, record-keeping and reporting requirements, disclosure requirements, limitations on principal transactions between an adviser or its affiliates and advisory clients, and anti-fraud standards.

Morgan Keegan is subject to the net capital requirements set forth in Rule 15c3-1 of the Securities Exchange Act of 1934. The net capital requirements measure the general financial condition and liquidity of a broker-dealer by specifying a minimum level of net capital that a broker-dealer must maintain, and by requiring that a significant portion of its assets be kept liquid. If Morgan Keegan failed to maintain its minimum required net capital, it would be required to cease executing customer transactions until it came back into compliance. This could also result in Morgan Keegan losing its FINRA membership, its registration with the SEC or require a complete liquidation.

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

Violations of federal, state and SRO rules or regulations may result in the revocation of broker-dealer or investment adviser licenses, imposition of censures or fines, the issuance of cease and desist orders, and the suspension or expulsion of officers and employees from the securities business firm. In addition, Morgan Keegan’s business may be materially affected by new rules and regulations issued by the SEC or SROs as well as any changes in the enforcement of existing laws and rules that affect its securities business.

Regulation of Insurers and Insurance Brokers.    Regions’ operations in the areas of insurance brokerage and reinsurance of credit life insurance are subject to regulation and supervision by various state insurance regulatory authorities. Although the scope of regulation and form of supervision may vary from state to state, insurance laws generally grant broad discretion to regulatory authorities in adopting regulations and supervising regulated activities. This supervision generally includes the licensing of insurance brokers and agents and the regulation of the handling of customer funds held in a fiduciary capacity. Certain of Regions’ insurance company subsidiaries are subject to extensive regulatory supervision and to insurance laws and regulations requiring, among other things, maintenance of capital, record keeping, reporting and examinations.

Financial Privacy.    The federal banking regulators have adopted rules that limit the ability of banks and other financial institutions to disclose non-public information about consumers to non-affiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a non-affiliated third party. These regulations affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors.

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

Other.    The United States Congress and state lawmaking bodies continue to consider a number of wide-ranging proposals for altering the structure, regulation and competitive relationships of the nation’s financial institutions. It cannot be predicted whether or in what form further legislation may be adopted or the extent to which Regions’ business may be affected thereby.

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

Employees

As of December 31, 2007, Regions and its subsidiaries had 33,161 employees.

Available Information

Regions maintains a website at www.regions.com. Regions makes available on its website free of charge its annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports which are filed with or furnished to the SEC pursuant to Section 13(a) of the Securities Exchange Act of 1934. These documents are made available on Regions’ website as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. Also available on the website are Regions’ (i) Corporate Governance Principles, (ii) Code of Business Conduct and Ethics, (iii) Code of Ethics for Senior Financial Officers and (iv) the charters of its Nominating and Corporate Governance Committee, Audit Committee, Compensation Committee and Risk Committee. You may also request a copy of any of these documents, at no cost, by writing or telephoning Regions at the following address:

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

We expect to continue to expand our franchise through continued branch expansion. Our ability to manage our growth successfully will depend on our ability to maintain cost controls and asset quality while attracting additional loans and deposits on favorable terms. Although we have been able to achieve significant growth, our expansion strategy could have an adverse impact on our profitability in the short term due to the operating and other non-interest expenses associated with growth and branching. The opening of new branches requires an investment of funds that will not generate profits for a period of time, if at all.

We may need to raise additional capital in the future and such capital may not be available when needed or at all.

We may need to raise additional capital in the future to support growth or for other capital needs. Our ability to raise additional capital, if needed, will depend on, among other things, conditions in the capital markets at that time, which are outside of our control, and our financial performance. We cannot assure you that such capital will be available to us on acceptable terms or at all. If we are unable to raise additional capital on acceptable terms when needed, our ability to further expand our operations through internal growth could be limited.

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

Our current one-year interest rate sensitivity position is moderately asset sensitive, meaning that a gradual increase in interest rates over a twelve-month horizon does not have a pronounced impact on net interest income over a twelve-month forecast horizon. However, like most financial institutions, our results of operations are affected by changes in interest rates and our ability to manage interest rate risks. Changes in market interest rates, or changes in the relationships between short-term and long-term market interest rates, or changes in the relationships between different interest rate indices, can affect the interest rates charged on interest-earning assets differently than the interest rates paid on interest-bearing liabilities. This difference could result in an increase in interest expense relative to interest income, or a decrease in our interest rate spread. For a more detailed discussion of these risks and our management strategies for these risks, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and Item 7A “Quantitative and Qualitative Disclosures about Market Risk” of this Form 10-K.

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

Changes in interest rates can negatively affect the performance of most of our investments. Interest rate volatility can reduce unrealized gains or create unrealized losses in our portfolios. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions, and other factors beyond our control. Fluctuations in interest rates affect our returns on, and the market value of, our investment securities.

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

The results of operations of Regions are affected by credit policies of monetary authorities, particularly the Federal Reserve. The instruments of monetary policy employed by the Federal Reserve include open-market operations in U.S. government securities, changes in the discount rate or the federal funds rate on bank borrowings, and changes in reserve requirements against bank deposits. In view of changing conditions in the national economy and in the money markets, particularly in light of the continuing threat of terrorist attacks and the current military operations in the Middle East, we cannot predict possible future changes in interest rates, deposit levels, and loan demand on our business and earnings. Furthermore, the actions of the United States government and other governments in responding to such terrorist attacks or the military operations in the Middle East may result in currency fluctuations, exchange controls, market disruption and other adverse effects.

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

Further disruptions in the residential real estate market could adversely affect our performance.

As of December 31, 2007, residential homebuilder loans represented approximately 8% of our total loan portfolio. This portfolio came under stress in the fourth quarter of 2007 and, due to its weakening credit quality, we increased our loan loss provision and our total allowance for credit losses. In addition, we have implemented several measures to support the management of the residential homebuilder loan portfolio, including reassignment of experienced, key relationship managers to focus on work-out strategies for distressed borrowers.

While we expect that these actions will help mitigate the overall effects of the credit down cycle, the weakness in the homebuilder portfolio is expected to continue well into 2008. Accordingly, it is anticipated that our non-performing asset and charge-off levels will continue to increase in 2008.

Further, the effects of recent mortgage market challenges, combined with the ongoing decrease in residential real estate market prices and demand, could result in further price reductions in home values, adversely affecting the value of collateral securing the residential real estate and construction loans that we hold, as well as loan originations and gains on sale of real estate and construction loans.

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

Our ability to achieve the benefits expected from the merger with AmSouth Bancorporation.

Regions’ ability to achieve the benefits of the merger with AmSouth depend on a variety of factors, including:

•	Regions’ ability to achieve the anticipated cost savings and revenue enhancements with respect to the acquired operations, or lower than expected revenues from continuing operations;

•	The assimilation of the combined companies’ corporate cultures;

•	the continued growth of the markets that the acquired entities serve, consistent with recent historical experience;

•	difficulties related to the integration of the businesses.

Hurricanes and other weather-related events could cause a disruption in our operations or other consequences that could have an adverse impact on the results of operations.

A significant portion of our operations are located in the areas bordering the Gulf of Mexico and Atlantic Ocean, regions that are susceptible to hurricanes. Such weather events can cause disruption to our operations and could have a material adverse effect on our overall results of operations. We maintain hurricane insurance including coverage for lost profits and extra expense; however, there is no insurance against the loss of market that a catastrophic hurricane could produce. Further, a hurricane in any of our market areas could adversely impact the ability of borrowers to timely repay their loans and may adversely impact the value of any collateral held by us. Some of the states in which we operate are experiencing an extreme drought. The effects of the drought are difficult to predict, but could have an adverse effect on many areas of the economy.

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

Our profitability depends on our ability to compete successfully. We operate in a highly competitive environment. Certain of our competitors are larger and have more resources than we do. In our market areas, we face competition from other commercial banks, savings and loan associations, credit unions, internet banks, finance companies, mutual funds, insurance companies, brokerage and investment banking firms, and other financial intermediaries that offer similar services. Some of our non-bank competitors are not subject to the same extensive regulations that govern Regions or Regions Bank and may have greater flexibility in competing for business.

We are subject to extensive governmental regulation, which could have an adverse impact on our operations.

The banking industry is extensively regulated and supervised under both federal and state law. We are subject to the regulation and supervision of the Federal Reserve, the FDIC, and the Superintendent of Banking of the State of Alabama. These regulations are intended primarily to protect depositors, the public and the FDIC insurance fund, and not our shareholders. These regulations govern matters ranging from the regulation of certain debt obligations, changes in the control of bank holding companies and state-chartered banks, and the maintenance of adequate capital to the general business operations and financial condition of Regions Bank, including permissible types, amounts and terms of loans and investments, to the amount of reserves against deposits, restrictions on dividends, establishment of branch offices, and the maximum interest rate that may be charged by law. Additionally, certain subsidiaries of Regions and Regions Bank, such as Morgan Keegan, are subject to regulation, supervision and examination by other regulatory authorities, such as the SEC, FINRA and state securities and insurance regulators. We are subject to changes in federal and state law, as well as regulations and governmental policies, income tax laws and accounting principles. Regulations affecting banks and other financial institutions are undergoing continuous change, and the ultimate effect of such changes cannot be predicted. Regulations and laws may be modified at any time, and new legislation may be enacted that will affect us, Regions Bank and our subsidiaries. We cannot assure you that such modifications or new laws will not adversely affect us. Our regulatory position is discussed in greater detail under Item 1 “Business—Supervision and Regulation” of this Form 10-K.

Future issuances of additional securities could result in dilution of your ownership.

We may determine from time to time to issue additional securities to raise additional capital, support growth, or to make acquisitions. Further, we may issue stock options or other stock grants to retain and motivate our employees. These issuances of our securities will dilute the ownership interests of our stockholders.

Anti-takeover laws and certain agreements and charter provisions may adversely affect share value.

Certain provisions of state and federal law and our certificate of incorporation may make it more difficult for someone to acquire control of us without our Board of Directors’ approval. Under federal law, subject to certain exemptions, a person, entity or group must notify the federal banking agencies before acquiring 10% or more of the outstanding voting stock of a bank holding company, including our shares. Banking agencies review the acquisition to determine if it will result in a change of control. The banking agencies have 60 days to act on the notice, and take into account several factors, including the resources of the acquiror and the antitrust effects of the acquisition. There also are provisions in our certificate of incorporation that may be used to delay or block a takeover attempt. As a result, these statutory provisions and provisions in our certificate of incorporation could result in Regions being less attractive to a potential acquiror.

Securities issued by Regions, including our common stock, are not FDIC insured.

Securities issued by Regions, including our common stock, are not savings or deposit accounts or other obligations of any bank and are not insured by the FDIC, the DIF, or any other governmental agency or instrumentality, or any private insurer, and are subject to investment risk, including the possible loss of principal.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Regions’ corporate headquarters occupy several floors of the main banking facility of Regions Bank, located at 1900 Fifth Avenue North, Birmingham, Alabama 35203.

Regions Bank, Regions’ banking subsidiary, operates through almost 2,000 banking offices. Regions provides investment banking and brokerage services from over 400 offices of Morgan Keegan. At December 31, 2007, there were no significant encumbrances on the offices, equipment and other operational facilities owned by Regions and its subsidiaries.

See Item 1 “Business” of this Form 10-K for a list of the states in which Regions Bank branches and Morgan Keegan’s offices are located.

Item 3.	Legal Proceedings

Reference is made to Note 23 “Commitments, Contingencies and Guarantees,” to the consolidated financial statements under Item 8 of this Form 10-K.

In late 2007 and early 2008, Regions and certain of its affiliates were named in class-action lawsuits filed in the United States District Court for the Western District of Tennessee on behalf of investors who purchased shares of certain Regions Morgan Keegan Select Funds (the “Funds”). The complaints allege that the Funds and the defendants misrepresented or failed to disclose material facts relating to the activities of the Funds. No class has been certified and at this stage of the lawsuits, Regions cannot determine the probability of a material adverse result or reasonably estimate a range of potential exposures, if any. In addition, the Company has received requests for information from the SEC Staff regarding the matters subject to the litigation described above.

Regions and its affiliates are subject to litigation, including class-action litigation as discussed above, and claims arising in the ordinary course of business. Punitive damages are routinely claimed in these cases. Regions continues to be concerned about the general trend in litigation involving large damage awards against financial service company defendants. Regions evaluates these contingencies based on information currently available, including advice of counsel, and assessment of available insurance coverage. Although it is not possible to predict the ultimate resolution or financial liability with respect to these litigation contingencies, management is currently of the opinion that the outcome of pending and threatened litigation would not have a material effect on Regions’ consolidated financial position or results of operations. However, it is possible that an adverse resolution of these matters may be material to Regions’ consolidated results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Executive Officers of the Registrant.

Information concerning the Executive Officers of Regions is set forth under Item 10 “Directors, Executive Officers and Corporate Governance” of this Form 10-K.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Regions’ common stock, par value $.01 per share, is listed for trading on the New York Stock Exchange under the symbol RF. Quarterly high and low sales prices of and cash dividends declared on Regions’ common stock are set forth in Table 24 “Quarterly Results of Operations” of Management’s Discussion and Analysis, which is included in Item 7 of this Form 10-K. As of February 19, 2008, there were 84,710 holders of record of Regions’ common stock (including participants in the Computershare Investment Plan for Regions Financial Corporation).

Restrictions on the ability of Regions Bank to transfer funds to Regions at December 31, 2007, are set forth in Note 13 “Regulatory Capital Requirements and Restrictions” to the consolidated financial statements, which are included in Item 8 of this Form 10-K. A discussion of certain limitations on the ability of Regions Bank to pay dividends to Regions and the ability of Regions to pay dividends on its common stock is set forth in Item 1 “Business” under the heading “Supervision and Regulation—Payment of Dividends” of this Form 10-K.

The following table presents information regarding issuer purchases of equity securities during the fourth quarter of 2007.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2007—October 31, 2007	3,240,400	$26.53	3,240,400	23,602,300
November 1, 2007—November 30, 2007	530,000	26.17	530,000	23,072,300
December 1, 2007—December 31, 2007	—	—	—	23,072,300

Total	3,770,400	$26.48	3,770,400	23,072,300

On January 18, 2007, Regions’ Board of Directors assessed the repurchase authorization of Regions and authorized the repurchase of an additional 50 million shares of Regions’ common stock through open market or privately negotiated transactions and announced the authorization of this repurchase. As indicated in the table above, approximately 23.1 million shares remain available for repurchase under the existing plan.

PERFORMANCE GRAPH

Set forth below is a graph comparing the yearly percentage change in the cumulative total return of Regions’ common stock against the cumulative total return of the S&P 500 Index and the S&P Banks Index for the past five years. This presentation assumes that the value of the investment in Regions’ common stock and in each index was $100 and that all dividends were reinvested.

	Period Ending
	12/31/2002	12/31/2003	12/31/2004	12/31/2005	12/31/2006	12/31/2007
Regions	$100.00	$115.62	$142.56	$142.60	$163.88	$108.47
S&P 500 Index	100.00	128.67	142.65	149.65	173.26	182.78
S&P Banks Index	100.00	130.78	150.32	152.66	176.53	136.49

Item 6.	Selected Financial Data

The information required by Item 6 is set forth in Table 1 “Financial Highlights” of Management’s Discussion and Analysis, which is included in Item 7 of this Form 10-K.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

INTRODUCTION

GENERAL

The following discussion and financial information is presented to aid in understanding Regions Financial Corporation’s (“Regions” or the “Company”) financial position and results of operations. The emphasis of this discussion will be on the years 2007, 2006 and 2005; in addition, financial information for prior years will also be presented when appropriate. Certain amounts in prior year presentations have been reclassified to conform to the current year presentation, except as otherwise noted.

Regions’ profitability, like that of many other financial institutions, is dependent on its ability to generate revenue from net interest income and non-interest income sources. Net interest income is the difference between the interest income Regions receives on interest-earning assets, such as loans and securities, and the interest expense Regions pays on interest-bearing liabilities, principally deposits and borrowings. Regions’ net interest income is impacted by the size and mix of its balance sheet components and the interest rate spread between interest earned on its assets and interest paid on its liabilities. Non-interest income includes fees from service charges on deposit accounts, securities brokerage, investment banking and trust activities, mortgage servicing and secondary marketing, insurance activities and other customer services which Regions provides. Results of operations are also affected by the provision for loan losses and non-interest expenses such as salaries and employee benefits, occupancy and other operating expenses, including income taxes.

Economic conditions, competition, and the monetary and fiscal policies of the Federal government significantly affect most financial institutions, including Regions. Lending and deposit activities and fee income generation are influenced by levels of business spending and investment, consumer income, consumer spending and savings, capital market activities, and competition among financial institutions, as well as customer preferences, interest rate conditions and prevailing market rates on competing products in Regions’ market areas.

Regions’ business strategy has been and continues to be focused on providing a competitive mix of products and services, delivering quality customer service and maintaining a branch distribution network with offices in convenient locations. Regions delivers this business with the personal attention and feel of a community bank and with the service and product offerings of a large regional bank.

Acquisitions

The acquisitions of banks and other financial services companies have historically contributed significantly to Regions’ growth. The acquisitions of other financial services companies have also allowed Regions to better diversify its revenue stream and to offer additional products and services to its customers. Regions, from time to time, evaluates potential bank and non-bank acquisition candidates.

During 2007, Regions acquired two financial services entities. On January 2, 2007, Regions Insurance Group, Inc., a subsidiary of Regions Financial Corporation, acquired certain assets of Miles & Finch, Inc., a multi-line insurance agency headquartered in Kokomo, Indiana, with annual revenues of approximately $10 million, for a purchase price of $21 million. On June 15, 2007, Morgan Keegan & Co., Inc., a subsidiary of Regions Financial Corporation, acquired Shattuck Hammond Partners LLC (“Shattuck Hammond”), an investment banking and financial advisory firm headquartered in New York, New York, with annual revenues of approximately $28 million, for a purchase price of $25 million.

Subsequent to December 31, 2007, on January 1, 2008, Regions Insurance Group, Inc. acquired certain assets of Barksdale Bonding and Insurance, Inc., a multi-line insurance agency headquartered in Jackson, Mississippi, with annual revenues of approximately $13 million, for a purchase price of $24 million.

On November 4, 2006, Regions merged with AmSouth Bancorporation (“AmSouth”), headquartered in Birmingham, Alabama. In the transaction, AmSouth was merged with and into Regions Financial Corporation. The combination with AmSouth added approximately $57.9 billion of assets (including excess purchase price), $34.6 billion of loans, net of unearned income, and $37.5 billion of deposits (including divested deposits). This transaction was accounted for as a purchase of 100 percent of the voting interests of AmSouth by Regions and, accordingly, financial results for periods prior to November 4, 2006 have not been restated. AmSouth’s assets and liabilities were recorded at estimated fair values and its results of operations were included in Regions’ results beginning in November 2006. Note 2 “Business Combinations and Assets Held for Sale” provides a summary of AmSouth’s balance sheet. Comparisons with prior periods are significantly impacted by the merger with AmSouth.

The Company completed the operational integration of AmSouth into Regions during 2007. As part of the integration process, Regions converted its mortgage, brokerage, trust, and payroll and benefits platforms, as well as its entire network of 1,965 branches to a common operating platform. Concurrent with the branch conversions, 160 branches in close proximity to one another were consolidated into the remaining branch system. The primary goal of the integration process was to ensure a smooth, seamless transition for Regions’ customers while selecting the best products, systems and other back-office functions from both organizations. By nearly all accounts, branch conversions were well executed, having minimal negative impact to Regions’ customer base. Also related to the merger, during the first quarter of 2007 Regions successfully divested 52 branches, which is discussed later in the “Dispositions” section of this report.

Regions estimates that it will incur slightly above $700 million in one-time merger-related costs to bring the two companies together. Regions recorded $184.4 million of such costs in excess purchase price during 2006. This amount was subsequently adjusted down by $2.9 million in 2007. The majority of merger costs flowed directly through the income statement. These included $350.9 million and $88.7 million in merger expenses during 2007 and 2006, respectively. The remaining costs are anticipated to be recognized as merger expenses during the first two quarters of 2008.

Anticipated cost savings are an important driver of any merger transaction. Regions estimates that at least $500 million of ongoing annual cost savings will result from the merger and expects to achieve the full cost savings run rate by mid-2008. Since the merger date, $355.9 million of the total cost savings have been achieved, with $344.5 million of that amount having been achieved during 2007. These savings were primarily recognized in areas such as personnel, occupancy and equipment, operations and technology, and corporate functions.

On July 1, 2004, Regions merged with Union Planters Corporation (“Union Planters”), which was headquartered in Memphis, Tennessee. The combination was accounted for as a purchase of Union Planters by Regions and accordingly, prior period financial statements have not been restated, except certain share and per share amounts related to the exchange of Regions’ common stock.

Dispositions

During the first quarter of 2007, through sales to three separate buyers, Regions completed the divestiture of 52 former AmSouth branches having approximately $2.7 billion in deposits and $1.7 billion in loans. These divestitures were required in markets where the merger may have affected competition. The $404.2 million premium received from the divestitures was recorded as a reduction to excess purchase price.

On March 30, 2007, Regions sold its wholly owned non-conforming mortgage origination subsidiary, EquiFirst Corporation (“EquiFirst”) for a sales price of approximately $76 million. The business related to EquiFirst has been accounted for as discontinued operations and the results are presented separately on the consolidated statements of income for all periods presented. The sales price is subject to final resolution of closing date values of net assets sold, which is not yet completed. See Note 3 “Discontinued Operations” to the consolidated financial statements for further details.

Business Segments

Regions provides traditional commercial, retail and mortgage banking services, as well as other financial services in the fields of investment banking, asset management, trust, mutual funds, securities brokerage, insurance and other specialty financing. Regions carries out its strategies and derives its profitability from the following business segments:

General Banking/Treasury

Regions’ primary business is providing traditional commercial, retail and mortgage banking services to its customers. Regions’ banking subsidiary, Regions Bank, operates as an Alabama state-chartered bank with branch offices in Alabama, Arkansas, Florida, Georgia, Illinois, Indiana, Iowa, Kentucky, Louisiana, Mississippi, Missouri, North Carolina, South Carolina, Tennessee, Texas and Virginia. The treasury function includes the Company’s securities portfolio and other wholesale funding activities. In 2007, Regions’ general banking and treasury operations contributed approximately $1.4 billion to consolidated net income.

Investment Banking, Brokerage and Trust

Regions provides investment banking, brokerage and trust services in over 400 offices of Morgan Keegan & Company, Inc. (“Morgan Keegan”), a subsidiary of Regions and one of the largest investment firms based in the South. Morgan Keegan contributed $165.9 million to consolidated net income in 2007. Its lines of business include private client retail brokerage services, fixed-income capital markets, equity capital markets, trust and asset management.

Insurance

Regions provides insurance-related services through Regions Insurance Group, Inc., a subsidiary of Regions and a full-line insurance brokerage firm. Regions Insurance Group is one of the 30 largest insurance brokers in the country. The insurance segment includes all business associated with commercial insurance and credit life products sold to consumer customers. Insurance activities contributed approximately $18.2 million to consolidated net income in 2007.

See Note 22 “Business Segment Information” to the consolidated financial statements for further information on Regions’ business segments.

Table 1—Financial Highlights

	2007	2006	2005	2004	2003
	(In thousands, except per share data)
EARNINGS SUMMARY
Interest income	$8,074,663	$5,649,118	$4,271,145	$2,918,405	$2,193,773
Interest expense	3,676,297	2,340,816	1,489,756	842,651	744,532

Net interest income	4,398,366	3,308,302	2,781,389	2,075,754	1,449,241
Provision for loan losses	555,000	142,373	166,746	124,215	121,045

Net interest income after provision for loan losses	3,843,366	3,165,929	2,614,643	1,951,539	1,328,196
Non-interest income	2,855,835	2,029,720	1,686,820	1,484,230	1,203,311
Non-interest expense	4,660,351	3,204,028	2,942,895	2,315,548	1,679,561

Income before income taxes from continuing operations	2,038,850	1,991,621	1,358,568	1,120,221	851,946
Income taxes	645,687	619,100	395,861	330,478	235,885

Income from continuing operations	1,393,163	1,372,521	962,707	789,743	616,061

(Loss) income from discontinued operations before income taxes	(217,387)	(32,606)	63,527	55,361	59,626
Income tax (benefit) expense	(75,319)	(13,230)	25,690	21,339	23,846

(Loss) income from discontinued operations	(142,068)	(19,376)	37,837	34,022	35,780

Net income	$1,251,095	$1,353,145	$1,000,544	$823,765	$651,841

Net income available to common shareholders	$1,251,095	$1,353,145	$1,000,544	$817,745	$651,841

Earnings per share from continuing operations—basic	$1.97	$2.74	$2.09	$2.13	$2.25
Earnings per share from continuing operations—diluted	1.95	2.71	2.07	2.10	2.22
Earnings per share—basic	1.77	2.70	2.17	2.22	2.38
Earnings per share—diluted	1.76	2.67	2.15	2.19	2.35
Return on average tangible stockholders’ equity	15.82%	22.86%	18.80%	18.97%	20.01%
Return on average stockholders’ equity	6.24	10.94	9.37	10.91	15.06
Return on average total assets	0.90	1.41	1.18	1.23	1.34
BALANCE SHEET SUMMARY
At year end
Loans, net of unearned income	$95,378,847	$94,550,602	$58,404,913	$57,526,954	$32,184,323
Assets	141,041,717	143,369,021	84,785,600	84,106,438	48,597,996
Deposits	94,774,968	101,227,969	60,378,367	58,667,023	32,732,535
Long-term debt	11,324,790	8,642,649	6,971,680	7,239,585	5,711,752
Stockholders’ equity	19,823,029	20,701,454	10,614,283	10,749,457	4,452,115
Average balances
Loans, net of unearned income	94,372,061	64,765,653	58,002,167	44,667,472	31,455,173
Assets	138,756,619	95,800,277	85,096,467	66,838,148	48,476,392
Deposits	95,725,101	67,466,447	59,712,895	45,015,279	32,108,452
Long-term debt	9,697,823	6,855,601	7,175,075	6,519,193	5,493,097
Stockholders’ equity	20,036,459	12,368,632	10,677,831	7,548,207	4,328,618
SELECTED RATIOS
Average stockholders’ equity to average total assets	14.44%	12.91%	12.55%	11.29%	8.93%
Allowance for credit losses as a percentage of loans, net of unearned income	1.45	1.17	1.34	1.31	1.41
COMMON STOCK DATA
Cash dividends declared per share	$1.46	$1.40	$1.36	$1.33	$1.00
Stockholders’ equity per share	28.58	28.36	23.26	23.06	16.25
Market value at year end	23.65	37.40	34.16	35.59	30.13
Market price range:
High	38.17	39.15	35.54	35.97	37.90
Low	22.84	32.37	29.16	27.26	29.83
Total trading volume	911,981	301,488	227,380	194,916	106,616
Dividend yield at year end	6.17%	3.74%	3.98%	3.74%	3.32%
Dividend payout ratio	82.49	51.85	62.67	59.91	42.02
Number of shareholders of record at year end (actual)	85,060	84,877	72,140	77,715	49,740
Weighted-average number of shares outstanding
Basic	707,981	501,681	461,171	368,656	274,212
Diluted	712,743	506,989	466,183	373,732	277,930

Note:	Periods prior to November 4, 2006 do not include the effect of Regions’ acquisition of AmSouth. Periods prior to July 1, 2004 do not include the effect of Regions’ acquisition of Union Planters. See Note 2 “Business Combinations and Assets Held for Sale” to the consolidated financial statements for further discussion of the AmSouth acquisition.

2007 OVERVIEW

Regions reported net income from continuing operations of $1.95 per diluted share in 2007. Not included in this amount, Regions incurred a $217.4 million pre-tax loss related to EquiFirst resulting in an after-tax net loss for the year of $142.1 million, which was accounted for as discontinued operations. Included in 2007 net income of $1.3 billion was $217.5 million in after-tax merger-related expenses (31 cents per diluted share). Net income from continuing operations was $2.71 per diluted share in 2006, including a reduction of 12 cents per diluted share related to $60.3 million in after-tax merger-related expenses. Excluding merger-related charges, annual earnings per share from continuing operations decreased 20 percent to $2.26 in 2007 from $2.83 in 2006. Primary drivers of 2007 net income from continuing operations, other than a full-year impact of the AmSouth merger, were Regions’ solid fee income, record performance at Morgan Keegan, and overall expense control, including merger cost savings. However, certain valuation-related and other charges during the fourth quarter of 2007, as well as a higher provision for loan losses resulting from the rapid deterioration of credit quality, contributed to lower earnings per share for 2007. See Table 2 “GAAP to Non-GAAP Reconciliation” for additional details.

Return on average stockholders’ equity for the year ended December 31, 2007 was 6.24 percent, compared to 10.94 percent for the same period in 2006. Return on average assets for the year ended December 31, 2007 was 0.90 percent, compared to 1.41 percent for the same period in 2006. Return on average tangible stockholders’ equity was 15.82 percent for the year ended December 31, 2007, compared to 22.86 percent for the year ended December 31, 2006 (20.43 percent and 24.85 percent, respectively, excluding merger charges). See Table 2 “GAAP to Non-GAAP Reconciliation” for additional details and Table 1 “Financial Highlights” for additional ratios.

Net interest income was $4.4 billion in 2007 compared to $3.3 billion in 2006. The increase was driven by a larger balance sheet for the full year, resulting from the merger with AmSouth in late 2006. However, negatively impacting net interest income was a lower net interest margin, which declined to 3.79 percent during 2007 compared to 4.17 percent in 2006. Primary drivers of the reduced net interest margin include the impact of integrating AmSouth’s balance sheet into Regions’ balance sheet, a decline in low-cost deposit balances, and the negative effects of a lower tax-equivalent adjustment resulting from the first quarter 2007 adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). See Note 1 “Summary of Significant Accounting Policies” to the consolidated financial statements for further details regarding the adoption of FIN 48.

Net charge-offs totaled $270.5 million, or 0.29 percent of average loans, in 2007 compared to 0.22 percent in 2006. The increased loss rate resulted from deteriorating economic conditions during 2007, especially as related to the housing sector. Non-performing assets increased $484.9 million between December 31, 2006 and December 31, 2007 to $864.1 million, primarily due to weakness in the Company’s residential homebuilder portfolio, which began experiencing significant pressure toward the end of 2007. This pressure was due to a combination of declining residential demand and resulting price and collateral value declines in certain of the Company’s markets, particularly areas of Florida and Atlanta, Georgia. Also affecting non-performing assets to a lesser extent was the impact of combining the credit policies and procedures of legacy Regions and AmSouth to form a single credit culture. Regions sold approximately $74.2 million of non-performing loans during the second half of 2007, which somewhat offset the net increase in non-performing assets.

The provision for loan losses is used to maintain the allowance for loan losses at a level that, in management’s judgment, is adequate to cover losses inherent in the loan portfolio as of the balance sheet date. During 2007, the provision for loan losses from continuing operations increased to $555.0 million compared to $142.4 million in 2006. Two primary factors led to the increase. Most notably, 2006 included just two months of provision for loan losses added to the portfolio as a result of the November 2006 merger with AmSouth, while the provision recorded in 2007 reflected the results of the newly merged Regions for the full year. Additionally, the provision rose due to an increase in management’s estimate of inherent losses in its residential homebuilder portfolio, as well as generally weaker conditions in the broader economy.

As a result of the general economic environment and the deteriorating credit conditions described above, which accelerated late in 2007, Regions increased its allowance for credit losses through a loan loss provision from continuing operations of $555.0 million and a provision for unfunded commitments of $6.4 million, $358.0 million and $2.4 million of which, respectively, were expensed in the fourth quarter. These provisions drove the allowance for credit losses up to 1.45 percent of total loans, net of unearned income, at December 31, 2007, as compared to 1.17 percent at December 31, 2006.

Non-interest income from continuing operations (excluding securities gains/losses) totaled $2.9 billion or 39 percent of total revenue (fully taxable-equivalent basis) in 2007 compared to $2.0 billion or 37 percent in 2006, and continued to reflect Regions’ diversified revenue stream. Non-interest income increased due to the full-year inclusion of former AmSouth operations in 2007, compared with approximately two months of combined results in 2006. Service charges on deposit accounts increased in 2007 due to increases in the volume of non-sufficient funds (“NSF”) fees collected and higher interchange income, as the number of customer accounts rose through the addition of the AmSouth customer base. A change in the pricing structure of NSF service charges also contributed to the year-over-year increase. In addition to AmSouth-related increases, brokerage and investment banking revenues (mainly from Morgan Keegan’s business lines) were also strong during the year, largely attributable to higher private client activity and solid investment banking transaction flow. These increases were partially offset by a decline in mortgage income, including residential mortgage servicing fees and gains on sales of mortgage loans, during 2007.

Non-interest expense from continuing operations totaled $4.7 billion in 2007 compared to $3.2 billion in 2006, impacted by merger charges totaling $350.9 million and $88.7 million, respectively. Merger costs consist mainly of personnel expenses, the cost of integrating AmSouth systems with those of Regions and the consolidation of branches. Excluding these merger-related expenses, non-interest expense increased $1.2 billion or 38 percent in 2007 compared to 2006, with the largest driver being the full-year inclusion of the AmSouth expense base in 2007. See Table 8 “Non-Interest Expense (including Non-GAAP reconciliation)” for further details. As an offset to merger costs, non-interest expenses were positively affected by the realization of merger cost savings, which continued to build throughout 2007. These savings exceeded original estimates and totaled $344.5 million for the year. Cost savings are expected to increase through the second quarter of 2008, at which time a total annual savings run-rate in excess of $500 million should be achieved. Merger charges and an overall higher level of expense related to the larger size of post-merger Regions notwithstanding, non-interest expenses were impacted most significantly by higher salaries and employee benefit costs, driven by merit increases, and an increase in core deposit intangible amortization expense resulting from the AmSouth acquisition. In addition, Regions’ commission-driven revenues such as brokerage, investment banking and mortgage did, and will continue to, impact non-interest expense levels in direct correlation to revenue trends.

The balance sheet decreased slightly in size in 2007 on a period-end basis, due largely to the impact of merger-related loan and deposit divestitures and a smaller investment securities portfolio. In addition, demand for residential-related real estate lending softened during the year, primarily a result of the challenging economic backdrop and industry-wide tightening of credit. Total loans were relatively unchanged comparing December 31, 2007 to the prior year end, while deposit divestitures totaling $2.7 billion contributed to the year-over-year decline in total deposits. Beyond the divestitures, changes in customers’ investment preferences fueled by changing interest rates and modestly improving equity markets early in the year further pressured deposit balances, which, excluding divested deposits, declined four percent overall in 2007 versus year end 2006.

Table 2 “GAAP to Non-GAAP Reconciliation” presents computations of earnings and certain other financial measures excluding discontinued operations and merger charges (“non-GAAP”). Merger charges are included in financial results presented in accordance with generally accepted accounting principles (“GAAP”). Regions believes the exclusion of merger charges in expressing earnings and certain other financial measures, including “earnings per share from continuing operations, excluding merger charges” and “return on average tangible equity, excluding discontinued operations and merger charges,” provides a meaningful base for period-to-period and company-to-company comparisons, which management believes will assist investors in analyzing the operating results of the Company and predicting future performance. These non-GAAP financial measures are also used by management to assess the performance of Regions’ business, because management does not consider merger charges to be relevant to ongoing operating results. Management and the Board of Directors utilize these non-GAAP financial measures for the following purposes:

•	Preparation of Regions’ operating budgets

•	Calculation of performance-based annual incentive bonuses for certain executives

•	Calculation of performance-based multi-year incentive bonuses for certain executives

•	Monthly financial performance reporting, including segment reporting

•	Monthly close-out “flash” reporting of consolidated results (management only)

•	Presentations to investors of Company performance

Regions believes that presenting these non-GAAP financial measures will permit investors to assess the performance of the Company on the same basis as that applied by management and the Board of Directors.

Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied and are not audited. To mitigate these limitations, Regions has policies in place to address expenses that qualify as merger charges and procedures in place to approve and segregate merger charges from other normal operating expenses to ensure that the Company’s operating results are properly reflected for period-to-period comparisons. Although these non-GAAP financial measures are frequently used by stakeholders in the evaluation of a company, they have limitations as analytical tools, and should not be considered in isolation, or as a substitute for analyses of results as reported under GAAP. In particular, a measure of earnings that excludes merger charges does not represent the amount that effectively accrues directly to stockholders (i.e., merger charges are a reduction to earnings and stockholders’ equity).

See Table 2 “GAAP to Non-GAAP Reconciliation” below for computations of earnings and certain other GAAP financial measures and the corresponding reconciliation to non-GAAP financial measures, which exclude discontinued operations and merger charges for the periods presented.

Table 2—GAAP to Non-GAAP Reconciliation

		Year Ended December 31
		2007	2006	2005
		(In thousands, except per share data)
INCOME
Income from continuing operations (GAAP)		$1,393,163	$1,372,521	$962,707
(Loss) income from discontinued operations, net of tax (GAAP)		(142,068)	(19,376)	37,837

Net income (GAAP)	A	$1,251,095	$1,353,145	$1,000,544

Income from continuing operations (GAAP)		$1,393,163	$1,372,521	$962,707
Merger-related charges, pre-tax
Salaries and employee benefits		158,613	65,693	73,556
Net occupancy expense		33,834	3,473	5,053
Furniture and equipment expense		4,856	427	536
Other		153,564	19,066	89,636

Total merger-related charges, pre-tax		350,867	88,659	168,781

Merger-related charges, net of tax		217,537	60,320	109,688

Income excluding discontinued operations and merger charges (non-GAAP)	B	$1,610,700	$1,432,841	$1,072,395

Weighted-average diluted shares	C	712,743	506,989	466,183
Earnings per share—diluted (GAAP)	A/C	$1.76	$2.67	$2.15

Earnings per share, excluding discontinued operations and merger charges—diluted (non-GAAP)	B/C	$2.26	$2.83	$2.30

RETURN ON AVERAGE TANGIBLE EQUITY
Average equity (GAAP)	D	$20,036,459	$12,368,632	$10,677,831
Average intangible assets (GAAP)		12,130,417	6,449,657	5,356,932

Average tangible equity	E	$7,906,042	$5,918,975	$5,320,899

Average equity, excluding discontinued operations	F	$20,013,170	$12,215,207	$10,539,365
Average intangible assets, excluding discontinued operations		12,130,417	6,449,657	5,356,932

Average tangible equity, excluding discontinued operations	G	$7,882,753	$5,765,550	$5,182,433

Return on average tangible equity	A/E	15.82%	22.86%	18.80%

Return on average tangible equity, ex. discontinued operations and merger charges (non-GAAP)	B/G	20.43%	24.85%	20.69%

CRITICAL ACCOUNTING POLICIES

In preparing financial information, management is required to make significant estimates and assumptions that affect the reported amounts of assets, liabilities, income and expenses for the periods shown. The accounting principles followed by Regions and the methods of applying these principles conform with accounting principles generally accepted in the U.S. and general banking practices. Estimates and assumptions most significant to Regions are related primarily to the allowance for credit losses, intangible assets (excess purchase price and other identifiable intangible assets), mortgage servicing rights and income taxes, and are summarized in the following discussion and in the notes to the consolidated financial statements.

Allowance for Credit Losses

The allowance for credit losses (“allowance”) consists of the allowance for loan losses and the reserve for unfunded credit commitments. Management evaluates the adequacy of the allowance based on the total of these two components. Determining the appropriate level of the allowance is one of the most critical and complex accounting estimates for any financial institution. Accounting guidance requires Regions to make a number of estimates related to the level of credit losses inherent in the portfolio at year end. A full discussion of these estimates and other factors can be found in the “Allowance for Credit Losses” section within the discussion of credit risk, found in a later section of this report.

The allowance is sensitive to a variety of internal factors, such as portfolio performance and assigned risk ratings, and external factors, such as interest rates and the general health of the economy. Management reviews scenarios having different assumptions for variables that could result in increases or decreases in probable inherent credit losses, which may materially impact Regions’ estimate of the allowance and results of operations.

Management’s estimate of the allowance for commercial products, which includes commercial, real estate construction and real estate mortgages (except residential real estate mortgages and home equity lending), could be affected by risk rating upgrades or downgrades as a result of fluctuations in the general economy, developments within a particular industry, or changes in an individual credit due to factors particular to that credit, such as competition, management or business performance. A reasonably possible scenario would be an estimated 10 percent migration of lower risk-related pass credits to criticized status, which could increase estimated inherent losses by approximately $101 million. A 10 percent reduction in the level of criticized credits is also a reasonably possible scenario, which would result in an approximate $29 million decrease in estimated inherent losses.

For residential real estate mortgages, home equity lending and other consumer-related loans, individual products are reviewed on a group basis or in loan pools (e.g., residential real estate mortgage pool). The total of all residential loans, including residential real estate mortgages and home equity lending, represents approximately 34 percent of total loans. Losses can be affected by such factors as collateral value, loss severity, the economy and other uncontrollable factors. A 10-basis-point increase or decrease in the estimated loss rates on these residential loans would change estimated inherent losses by approximately $32 million. The loss analysis related to consumer loans includes reasonably possible scenarios with estimated loss rates increasing or decreasing by 25 basis points, which would increase or decrease the related estimated inherent losses by approximately $15 million, respectively.

Additionally, the estimate of the allowance for credit losses for the entire portfolio may change due to modifications in the mix and level of loan balances outstanding and general economic conditions, as evidenced by changes in interest rates, unemployment or employment rates, bankruptcy filings, used car prices, real estate demand and values, and the effects of weather and natural disasters such as droughts and hurricanes. While no one factor is dominant, each has the ability to result in actual loan losses that could differ materially from originally estimated amounts.

The pro forma inherent loss analysis presented above demonstrates the sensitivity of the allowance to key assumptions. This sensitivity analysis does not reflect an expected outcome.

Intangible Assets

Regions’ intangible assets consist primarily of excess of cost over the fair value of net assets of acquired businesses (excess purchase price) and other identifiable intangible assets (primarily core deposit intangibles). Regions’ excess purchase price is tested for impairment annually, or more often if events or circumstances indicate impairment may exist. Adverse changes in the economic environment, declining operations of the business unit, or other factors could result in a decline in implied fair value of excess purchase price. If the implied fair value is less than the carrying amount, a loss would be recognized to reduce the carrying amount to implied fair value. These changes or factors, when they occur, could be material to Regions’ operating results for any particular reporting period; the potential impact cannot be reasonably estimated.

Other identifiable intangible assets, primarily core deposit intangibles, are reviewed at least annually for events or circumstances which could impact the recoverability of the intangible asset, such as loss of core deposits, increased competition or adverse changes in the economy. To the extent an other identifiable intangible asset is deemed unrecoverable, an impairment loss would be recorded to reduce the carrying amount. These events or circumstances, when they occur, could be material to Regions’ operating results for any particular reporting period; the potential impact cannot be reasonably estimated.

Mortgage Servicing Rights

For purposes of evaluating mortgage servicing impairment, Regions must estimate the fair value of its mortgage servicing rights (“MSRs”). MSRs do not trade in an active market with readily observable market prices. Although sales of MSRs do occur, the exact terms and conditions of sales may not be readily available. Specific characteristics of the underlying loans greatly impact the value of the related MSRs. As a result, Regions stratifies its mortgage servicing portfolio on the basis of certain risk characteristics, including loan type and contractual note rate, and values its MSRs using discounted cash flow modeling techniques. These techniques require management to make estimates regarding future net servicing cash flows, taking into consideration historical and forecasted mortgage loan prepayment rates and discount rates. Changes in interest rates, prepayment speeds or other factors could result in impairment of the servicing asset and a charge against earnings. Based on a hypothetical sensitivity analysis, Regions estimates that a reduction in primary mortgage market rates of 25 basis points and 50 basis points would reduce the December 31, 2007 fair value of MSRs by approximately 10 percent ($34 million) and 22 percent ($74 million), respectively. Conversely, 25-basis-point and 50-basis-point increases in these rates would increase the December 31, 2007 fair value of MSRs by approximately eight percent ($28 million) and 15 percent ($50 million), respectively.

The pro forma fair value analysis presented above demonstrates the sensitivity of fair values to hypothetical changes in primary mortgage rates. This sensitivity analysis does not reflect an expected outcome.

Income Taxes

Accrued taxes represent the estimated amount payable to or receivable from taxing jurisdictions, either currently or in the future, and are reported, on a net basis, as a component of “other liabilities” (as Regions is in a net payable position) in the consolidated balance sheets. The calculation of Regions’ income tax expense is complex and requires the use of many estimates and judgments in its determination.

Management’s determination of the realization of the net deferred tax asset is based upon management’s judgment of various future events and uncertainties, including the timing and amount of future income earned by certain subsidiaries and the implementation of various tax plans to maximize realization of the deferred tax asset. Management believes that the subsidiaries will generate sufficient operating earnings to realize the deferred tax benefits.

From time to time, for certain business plans enacted by Regions, management bases the estimates of related tax liabilities on its belief that future events will validate management’s current assumptions regarding the ultimate outcome of tax-related exposures. While Regions has obtained the opinion of advisors that the anticipated tax treatment of these transactions should prevail and has assessed the relative merits and risks of the appropriate tax treatment, examination of Regions’ income tax returns, changes in tax law and regulatory guidance may impact the tax treatment of these transactions and resulting provisions for income taxes. For example, as a result of normal examinations of Regions’ income tax returns, Regions has received notices of proposed adjustments relating to taxes due for certain years. Regions believes that adequate provisions for income taxes have been recorded and intends to vigorously contest the proposed adjustments. To the extent, however, that final resolution of the proposed adjustments results in significantly different conclusions from Regions’ current assessment of the proposed adjustments, Regions’ effective tax rate in any given financial reporting period may be materially different from its current effective tax rate.

Regions adopted FIN 48 as of January 1, 2007. See Note 1 “Summary of Significant Accounting Policies” to the consolidated financial statements for further details.

OPERATING RESULTS

GENERAL

Net income totaled $1.3 billion in 2007, an eight percent decrease from 2006 net income. Net income from continuing operations, which excludes the operations of EquiFirst, increased two percent to $1.4 billion in 2007. After-tax merger-related expenses of approximately $217.5 million and $60.3 million were incurred during 2007 and 2006, respectively. Excluding the impact of merger-related charges, earnings from continuing operations were $1.6 billion in 2007 compared to $1.4 billion in 2006.

NET INTEREST INCOME AND MARGIN

Net interest income (interest income less interest expense) is Regions’ principal source of income and is one of the most important elements of Regions’ ability to meet its overall performance goals. Net interest income from continuing operations increased 33 percent to $4.4 billion in 2007 from $3.3 billion in 2006. The increase is primarily related to a larger average earning asset base due to the AmSouth merger.

Regions measures its ability to produce net interest income using the net interest margin ratio, which is net interest income (on a fully taxable-equivalent basis) as a percentage of average interest-earning assets. The net interest margin is presented on a fully taxable-equivalent basis to consistently reflect income from taxable and tax-exempt loans and securities. The net interest margin decreased from 4.17 percent in 2006 to 3.79 percent in 2007, largely a result of combining Regions’ balance sheet with that of the former AmSouth. Pre-merger AmSouth’s net interest margin was lower than that of pre-merger Regions. Other than the merger, changes in the net interest margin during the year occurred primarily due to a decline in low-cost deposits, a narrowing interest rate spread—a result of changing market interest rates and their affect on the pricing and repricing of Regions’ interest-earning assets and interest-bearing liabilities, branch divestitures, and a large tax deposit made with the Internal Revenue Service (“IRS”). Although the tax deposit lowered the net interest margin, it was accretive to net income. Also, a lower tax-equivalent adjustment, resulting from the January 1, 2007 adoption of FIN 48 relating to accounting for uncertain tax positions, contributed to year-over-year margin compression. See Note 1 “Summary of Significant Accounting Policies” to the consolidated financial statements for further details of the adoption of FIN 48.

Table 3 “Consolidated Average Daily Balances and Yield/Rate Analysis Including Discontinued Operations” presents a detail of net interest income, on a fully taxable-equivalent basis, and the net interest margin.

Table 3—Consolidated Average Daily Balances and Yield/Rate Analysis Including Discontinued Operations

	2007			2006			2005
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(Dollars in thousands; yields on taxable-equivalent basis)
Assets
Interest-earning assets:
Interest-bearing deposits in other banks	$50,634	$2,687	5.31%	$64,766	$2,900	4.48%	$81,575	$1,905	2.34%
Federal funds sold and securities purchased under agreements to resell	1,105,543	68,721	6.22	961,127	51,445	5.35	615,222	19,301	3.14
Trading account assets	1,357,016	54,279	4.00	1,112,239	55,741	5.01	829,546	38,320	4.62
Securities:
Taxable	16,981,646	856,043	5.04	12,638,833	608,171	4.81	11,660,508	500,666	4.29
Tax-exempt	736,762	62,751	8.52	470,003	50,961	10.84	499,666	43,862	8.78
Loans held for sale	1,538,813	110,950	7.21	2,286,604	176,672	7.73	2,162,767	149,167	6.90
Loans held for sale—divestitures	283,697	21,521	7.59	262,884	20,087	7.64	—	—	—
Margin receivables	537,507	35,813	6.66	546,755	37,541	6.87	533,742	29,173	5.47
Loans, net of unearned income(1)(2)	94,372,061	6,900,007	7.31	64,765,653	4,805,931	7.42	58,002,167	3,613,434	6.23

Total interest-earning assets	116,963,679	8,112,772	6.94	83,108,864	5,809,449	6.99	74,385,193	4,395,828	5.91
Allowance for loan losses	(1,063,011)			(833,691)			(765,853)
Cash and due from banks	2,848,590			2,153,838			1,961,894
Other non-earning assets	20,007,361			11,371,266			9,515,233

	$138,756,619			$95,800,277			$85,096,467

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Savings accounts	$3,797,413	10,879	0.29	$3,205,123	12,356	0.39	$2,926,512	7,992	0.27
Interest-bearing transaction accounts	15,553,355	311,672	2.00	10,664,995	168,320	1.58	8,745,609	108,050	1.24
Money market accounts	19,455,402	629,187	3.23	11,442,827	325,398	2.84	13,171,672	194,381	1.48
Time deposits	29,862,940	1,352,093	4.53	23,026,643	944,881	4.10	20,649,909	628,680	3.04
Foreign deposits	7,679,264	347,961	4.53	4,795,623	217,238	4.53	2,062,376	65,624	3.18
Interest-bearing deposits—divestitures	374,179	12,091	3.23	365,642	11,974	3.27	—	—	—

Total interest-bearing deposits	76,722,553	2,663,883	3.47	53,500,853	1,680,167	3.14	47,556,078	1,004,727	2.11
Federal funds purchased and securities sold under agreements to repurchase	8,080,179	377,595	4.67	5,162,196	233,208	4.52	4,462,774	130,666	2.93
Other short-term borrowings	1,901,897	81,872	4.30	1,089,223	42,289	3.88	1,054,803	34,150	3.24
Long-term borrowings	9,697,823	552,947	5.70	6,855,601	385,152	5.62	7,175,075	320,213	4.46

Total interest-bearing liabilities	96,402,452	3,676,297	3.81	66,607,873	2,340,816	3.51	60,248,730	1,489,756	2.47

Net interest spread			3.13			3.48			3.44

Non-interest-bearing deposits	19,002,548			13,965,594			12,156,817
Other liabilities	3,315,160			2,858,178			2,013,089
Stockholders’ equity	20,036,459			12,368,632			10,677,831

	$138,756,619			$95,800,277			$85,096,467

Net interest income/margin on a taxable-equivalent basis(3)		$4,436,475	3.79%		$3,468,633	4.17%		$2,906,072	3.91%

Notes:
(1)	Loans, net of unearned income include non-accrual loans for all periods presented.
(2)	Interest income includes loan fees of $78,568,000, $81,460,000 and $77,957,000 for the years ended December 31, 2007, 2006 and 2005, respectively.
(3)	The computation of taxable-equivalent net interest income is based on the statutory federal income tax rate of 35%, adjusted for applicable state income taxes net of the related federal tax benefit.

Table 4—Volume and Yield/Rate Variances

	2007 Compared to 2006 Change Due to			2006 Compared to 2005 Change Due to
	Volume	Yield/ Rate	Net	Volume	Yield/ Rate	Net
	(Taxable equivalent basis—in thousands)
Interest income on:
Interest-bearing deposits in other banks	$(696)	$483	$(213)	$(459)	$1,454	$995
Federal funds sold and securities purchased under agreements to resell	8,331	8,945	17,276	14,249	17,895	32,144
Trading account assets	10,976	(12,438)	(1,462)	13,946	3,475	17,421
Securities:
Taxable	217,710	30,162	247,872	44,085	63,420	107,505
Tax-exempt	24,422	(12,632)	11,790	(2,727)	9,826	7,099
Loans held for sale	(54,572)	(11,150)	(65,722)	8,872	18,633	27,505
Loans held for sale—divestitures	1,580	(146)	1,434	20,087	—	20,087
Margin receivables	(628)	(1,100)	(1,728)	727	7,641	8,368
Loans, net of unearned income	2,165,675	(71,599)	2,094,076	451,869	740,628	1,192,497

Total interest-earning assets	2,372,798	(69,475)	2,303,323	550,649	862,972	1,413,621

Interest expense on:
Savings accounts	2,038	(3,515)	(1,477)	820	3,544	4,364
Interest-bearing transaction accounts	90,250	53,102	143,352	26,619	33,651	60,270
Money market accounts	254,001	49,788	303,789	(28,447)	159,464	131,017
Time deposits	302,033	105,179	407,212	78,617	237,584	316,201
Foreign deposits	130,663	60	130,723	114,890	36,724	151,614
Interest-bearing deposits—divestitures	277	(160)	117	11,974	—	11,974
Federal funds purchased and securities sold under agreements to repurchase	136,100	8,287	144,387	22,969	79,573	102,542
Other short-term borrowings	34,547	5,036	39,583	1,146	6,993	8,139
Long-term borrowings	161,974	5,821	167,795	(14,799)	79,738	64,939

Total interest-bearing liabilities	1,111,883	223,598	1,335,481	213,789	637,271	851,060

Increase in net interest income	$1,260,915	$(293,073)	$967,842	$336,860	$225,701	$562,561

Notes:

1.	The change in interest not due solely to volume or yield/rate has been allocated to the volume column and yield/rate column in proportion to the relationship of the absolute dollar amounts of the change in each.
2.	The computation of taxable net interest income is based on the statutory federal income tax rate of 35%, adjusted for applicable state income taxes net of the related federal tax benefit.

Comparing 2007 to 2006, interest-earning asset yields were slightly lower, decreasing five basis points, while interest-bearing liability rates were higher, increasing 30 basis points. As a result, Regions’ average interest rate spread declined to 3.13 percent in 2007 as compared to 3.48 percent in 2006.

The year-over-year comparison of funding cost was most significantly impacted by the addition of AmSouth’s interest-bearing liabilities, which carried a higher overall funding cost than that of pre-merger Regions. Aside from the merger, changes in market rates affected deposit pricing as well. Since a large portion of Regions’ funding base is in the form of time deposits (e.g., certificates of deposits), it takes some period of time for the benefits of decreases in market rates to be realized and to impact the overall cost of funds for the Company. Due to this repricing lag, in addition to intense competition for deposits throughout Regions’ operating footprint, funding costs increased throughout the year.

In terms of changes in the broad interest rate environment, the Fed Funds rate, which is an influential driver of loan and deposit pricing on the shorter end of the yield curve, declined 100 basis points during 2007, ending the year at 4.25 percent. Longer-term rates experienced less movement, with the yield on the benchmark 10-year U.S. Treasury note declining 67 basis points over the same period and ending the year at 4.04 percent. Both interest-earning assets and interest-bearing liabilities were impacted by these changes in market rates. In addition, as new loan production was added to the balance sheet during 2007, these loans were made at yields lower than that of the existing portfolio. The EquiFirst sale also affected overall interest-earning asset yields, because the loans sold generally carried higher yields than the rest of Regions’ loan portfolio.

The previously described branch divestitures also affected the net interest margin, since over half of the deposits divested were low-cost or interest-free in nature. In addition, approximately $1.7 billion of loans were sold in the divestiture transactions. The combination of the lower interest-earning asset base resulting from the loan divestitures, and the divestiture of low-cost and interest-free deposits, negatively impacted 2007 net interest income. The annualized net interest income impact of the divestitures is approximately $81 million.

The mix of interest-earning assets can also affect the interest rate spread. Regions’ primary types of interest-earning assets are loans and investment securities. Interest-earning assets at December 31, 2007 totaled $116.1 billion, a decrease of $5.1 billion as compared to the prior year. On an average basis, interest-earning assets were 41 percent higher in 2007, largely the result of the full-year inclusion of former AmSouth balances. The proportion of interest-earning assets to total assets measures the effectiveness of management’s efforts to invest available funds into the most profitable interest-earning vehicles and represented 82 percent and 85 percent of total assets at year end 2007 and 2006, respectively. Average loans as a percentage of interest-earning assets was 81 percent in 2007 and 78 percent in 2006. The categories which comprise interest-earning assets are shown in Table 3 “Consolidated Average Daily Balances and Yield/Rate Analysis Including Discontinued Operations”.

Another significant factor affecting the net interest margin is the percentage of interest-earning assets funded by interest-bearing liabilities. Funding for Regions’ interest-earning assets comes from interest-bearing and non-interest-bearing sources. The net spread on interest-earning assets funded by non-interest-bearing liabilities and stockholders’ equity is higher than the net spread on interest-earning assets funded by interest-bearing liabilities. The percentage of average interest-earning assets funded by average interest-bearing liabilities was 82 percent in 2007 and 80 percent in 2006. This increase negatively impacted the net interest margin in 2007.

During 2007 and 2006, Regions used interest rate derivatives to hedge certain asset and liability positions. These derivatives had the effect of decreasing net interest income by $13.9 million in 2007 and decreasing it by $30.4 million in 2006. See the “Risk Management” section later in this report for further detailed discussion.

Table 4 “Volume and Yield/Rate Variances” provides additional information with which to analyze the changes in net interest income.

Provision for Loan Losses

The provision for loan losses is used to maintain the allowance for loan losses at a level that in management’s judgment is adequate to cover losses inherent in the portfolio as of the balance sheet date. During 2007, the provision for loan losses from continuing operations increased to $555.0 million compared to $142.4 million in 2006. This increase is reflective of an increase in management’s estimate of inherent losses in the loan portfolio, which was driven by two primary factors. Most notably, 2006 included just two months of provision for loan losses that were added to the portfolio as a result of the November 2006 merger with AmSouth, while the provision recorded in 2007 was for the loan portfolio of the newly merged Regions for the full year. Additionally, the provision rose due to an increase in management’s estimate of losses inherent in its residential homebuilder portfolio, as well as generally weaker conditions in the broader economy. Net loan charge-offs also rose during 2007, increasing to $270.5 million as compared to $139.9 million in 2006. The resulting year end 2007 allowance for loan losses increased $265.3 million to $1.3 billion. For further discussion of the total allowance for credit losses, see the “Risk Management” section found later in this report and Note 6 “Allowance for Credit Losses” to the consolidated financial statements.

NON-INTEREST INCOME

The following section contains a discussion of non-interest income from continuing operations and excludes EquiFirst, which is reported separately as discontinued operations in the consolidated statements of income.

Non-interest income represents fees and income derived from sources other than interest-earning assets. Table 5 “Non-Interest Income” provides a detail of the components of non-interest income. Non-interest income (excluding securities transactions) totaled $2.9 billion in 2007 compared to $2.0 billion in 2006. The increase in non-interest income is due primarily to full-year inclusion of former AmSouth operations in 2007, compared with approximately two months of AmSouth results in 2006. In addition to the merger-related increase, service charges on deposit accounts and brokerage and investment banking income were strong during 2007. These increases were partially offset by decreases in mortgage income resulting from the mortgage banking environment, which became increasingly difficult as the year progressed. Non-interest income (excluding securities transactions) as a percent of total revenue (on a fully taxable-equivalent basis) equaled 39 percent in 2007 compared to 37 percent in 2006.

Table 5—Non-Interest Income

	Year Ended December 31
	2007	2006	2005
	(In thousands)
Non-interest income:
Service charges on deposit accounts	$1,162,740	$721,998	$553,904
Brokerage and investment banking	830,788	669,448	548,662
Trust department income	251,319	158,161	127,766
Mortgage income	135,704	178,688	201,538
Net securities (losses) gains	(8,553)	8,123	(18,892)
Commercial credit fee income	104,331	74,900	57,283
Insurance commissions and fees	99,365	85,547	79,758
Other miscellaneous income	280,141	132,855	136,801

	$2,855,835	$2,029,720	$1,686,820

Service Charges on Deposit Accounts

Income from service charges on deposit accounts increased 61 percent to $1.2 billion in 2007 from $722.0 million in 2006, mainly due to the full-year inclusion of AmSouth operations in 2007. In addition to the increased number of accounts related to the merger, 2007 results were affected by the implementation of a tiered NSF pricing structure, as well as volume-related increases in NSF fees and interchange income due primarily to the addition of AmSouth activity in 2007.

Brokerage, Investment Banking and Trust

Regions’ primary source of brokerage, investment banking and trust revenue is its subsidiary, Morgan Keegan. Morgan Keegan’s revenues are predominantly recorded in the brokerage and investment banking and trust department income lines of the consolidated statements of income, while a smaller portion is reported in other non-interest income.

Morgan Keegan contributed $1.3 billion in total revenues in 2007, up from $1.0 billion in 2006. Total brokerage and investment banking revenues increased 24 percent to $830.8 million in 2007 from $669.4 million in 2006. Part of this increase is again attributable to the November 2006 merger with AmSouth, as 2006 only included approximately two months of combined results compared to a full year for 2007. Merger benefits have been realized mainly through an expanded customer base, primarily through additional Morgan Keegan offices opened in the former AmSouth retail branches. Results for 2007 were strong across the board and included strong private client revenues, healthy fixed-income capital markets activity, solid equity capital markets revenues from good investment banking transaction flow, and higher trust and asset management fees. Morgan Keegan’s second quarter 2007 acquisition of Shattuck Hammond, an investment banking and financial advisory firm specializing in the health care industry, also bolstered fixed-income capital markets revenues. As of December 31, 2007, Morgan Keegan employed approximately 1,300 financial advisors. Customer assets under management were approximately $80.0 billion at year end 2007 compared to approximately $76 billion at year end 2006.

Revenues from the private client division, which was the top revenue producing line of business, totaled $393.5 million, or 30 percent of Morgan Keegan’s total revenue in 2007 compared to $305.1 million, or 30 percent in 2006. The private client line of business benefited from equity markets volatility, as well as the increased number of financial advisors and branch outlets in 2007 related to opening Morgan Keegan offices in former AmSouth branches throughout the footprint. Fixed-income capital markets revenue totaled $244.4 million and $187.4 million in 2007 and 2006, respectively, benefiting from higher trading volumes. Equity capital markets revenue totaled $103.3 million in 2007, essentially unchanged from the 2006 level. The asset management division produced $188.9 million of revenue in 2007 and $149.5 million in 2006.

Morgan Keegan’s pre-tax income was negatively affected during 2007 by $42.8 million in losses on investments in two open-ended mutual funds managed by Morgan Keegan, a subsidiary of Regions. The Company, through Morgan Keegan, purchased fund shares in order to provide liquidity to the funds. The carrying value of these investments, which is equal to their estimated market value, was approximately $64.6 million as of December 31, 2007.

Trust department income increased 59 percent to $251.3 million in 2007, driven by full-year inclusion of AmSouth results. The increase resulted from an increase in assets under management from both the merger and internal growth and higher fees.

Table 6 “Morgan Keegan” details the components of Morgan Keegan’s contribution to the Company’s revenue and earnings for the years ended December 31, 2007, 2006 and 2005. Table 7 “Morgan Keegan Revenue by Division” illustrates Morgan Keegan’s revenues by division for the years ended December 31, 2007, 2006 and 2005.

Table 6—Morgan Keegan

	Year Ended December 31
	2007	2006	2005
	(In thousands)
Revenues:
Commissions	$314,541	$242,872	$201,729
Principal transactions	181,567	156,019	142,150
Investment banking	191,479	152,858	117,152
Interest	149,011	139,745	85,234
Trust fees and services	225,845	131,215	103,218
Investment advisory	184,194	149,174	123,294
Other	53,555	56,788	37,476

Total revenues	1,300,192	1,028,671	810,253
Expenses:
Interest expense	90,609	87,046	55,237
Non-interest expense	947,673	702,913	594,305

Total expenses	1,038,282	789,959	649,542

Income before income taxes	261,910	238,712	160,711
Income taxes	96,038	87,625	59,018

Net income	$165,872	$151,087	$101,693

Table 7—Morgan Keegan Revenue by Division

	Year Ended December 31
	Private Client	Fixed-Income Capital Markets	Equity Capital Markets	Regions MK Trust	Asset Management	Interest and Other
	(Dollars in thousands)
2007
Gross revenue	$393,511	$244,407	$103,289	$225,853	$188,905	$144,227
Percent of gross revenue	30.3%	18.8%	7.9%	17.4%	14.5%	11.1%

2006
Gross revenue	$305,098	$187,425	$103,282	$131,218	$149,511	$152,137
Percent of gross revenue	29.7%	18.2%	10.0%	12.8%	14.5%	14.8%

2005
Gross revenue	$248,397	$160,062	$86,478	$103,225	$125,410	$86,681
Percent of gross revenue	30.7%	19.8%	10.7%	12.7%	15.5%	10.6%

Mortgage Income

Mortgage income is generated through the origination and servicing of mortgage loans for long-term investors and sales of mortgage loans in the secondary market. Mortgage income decreased 24 percent, from $178.7 million in 2006 to $135.7 million in 2007, primarily due to the increasingly challenging mortgage industry environment (see “Economic Environment in Regions’ Banking Markets” later in this report), which deteriorated as the year progressed. At December 31, 2007, Regions’ servicing portfolio totaled $43.1 billion and included approximately 380,000 loans. Of this portfolio, $26.9 billion were serviced for third parties. At December 31, 2006, the servicing portfolio totaled $43.0 billion, $30.4 billion of which were serviced for third parties. Regions’ mortgage division, primarily through retail operations in its 16-state footprint, originated mortgage loans totaling $6.9 billion in 2007 compared to $5.6 billion in 2006. The increase is primarily related to the inclusion of full-year AmSouth operations.

During the first quarter of 2007, Regions sold its non-conforming mortgage origination subsidiary, EquiFirst for a sales price of approximately $76 million and recorded an after-tax gain of approximately $1 million. The sales price is subject to final resolution of closing date values of net assets sold, which is not yet completed. See Note 3 “Discontinued Operations” to the consolidated financial statements for further detail. During the third quarter of 2007, Regions also exited the wholesale warehouse lending business as a result of risk and return considerations. Regions believes there will be no material effect on future revenue or earnings from continuing operations related to this business decision. Also late in 2007, Regions sold approximately $1.9 billion of its $4.5 billion out-of-market mortgage servicing portfolio, accounting for approximately $25.6 million of its MSR assets, realizing a loss on the sale of approximately $4.4 million. This loss is primarily due to market rate changes and transaction costs.

Net Securities Gains (Losses)

Regions reported net losses of $8.6 million from the sale of securities available for sale in 2007, as compared to net gains of $8.1 million in 2006. The 2007 losses were primarily related to the sale of federal agency securities in conjunction with balance sheet management activities.

Commercial Credit Fee Income

Commercial credit fee income includes letters of credit fees and fees earned through Regions executing capital market derivative transactions including interest rate swaps, caps and floors on its commercial customers’ behalf. With respect to derivatives, in most instances, Regions enters into offsetting positions, significantly reducing or eliminating its exposure to customer derivative positions. Derivative exposures are actively managed and marked-to-market on a daily basis. Commercial credit fee income increased $29.4 million to $104.3 million in 2007 compared to $74.9 million in 2006. This increase was driven by higher customer derivative transactions, as customers actively managed their interest rate exposure in response to uncertainty regarding the direction of interest rates.

Insurance Commissions

Insurance commissions and fees income increased 16 percent to $99.4 million in 2007, compared to $85.5 million in 2006. This increase is primarily due to increased revenue from the acquisition of Miles & Finch during the year, increased commissions related to new business production, and increased cross-selling efforts as a result of the AmSouth merger within Regions’ banking and brokerage segments.

Other Income

Other income increased in 2007 due to higher gains on sales of student loans and an increase in bank-owned life insurance income. Gains on the sale of loans increased in 2007 to $32.1 million compared to $0.7 million in 2006, reflecting a bulk sale of student loans and related servicing in early 2007. Bank-owned life insurance income increased $50.2 million due to the AmSouth acquisition and, to a lesser extent, the purchase of $896.6 million of additional life insurance late in the year.

NON-INTEREST EXPENSE

The following section contains a discussion of non-interest expense from continuing operations and excludes EquiFirst, which is reported separately as discontinued operations in the consolidated statements of income.

The largest components of non-interest expense are salaries and employee benefits, net occupancy expense and furniture and equipment expense. Total non-interest expense increased $1.5 billion, or 45 percent, to $4.7 billion in 2007, related primarily to the AmSouth merger. Included in non-interest expense are merger-related expenses totaling $350.9 million in 2007 and $88.7 million in 2006.

Table 8 “Non-Interest Expense (including Non-GAAP reconciliation)” presents major non-interest expense components, both including and excluding merger-related expenses, for the years ended December 31, 2007, 2006 and 2005. Management believes Table 8 is useful in evaluating trends in non-interest expense. Note that 2007 and 2006 merger-related charges as shown in this table relate to Regions’ acquisition of AmSouth, while the 2005 amounts relate to Regions’ acquisition of Union Planters. See Table 2 “GAAP to Non-GAAP Reconciliation,” and the text preceding it, for further discussion of non-GAAP financial measures.

Table 8—Non-Interest Expense (including Non-GAAP reconciliation)

	As Reported (GAAP)
	2007	2006	2005
	(In thousands)
Non-interest expense:
Salaries and employee benefits	$2,471,869	$1,859,851	$1,679,249
Net occupancy expense	413,711	254,628	219,108
Furniture and equipment expense	301,330	157,897	128,628
Professional fees	151,991	97,220	113,322
Marketing	134,050	70,198	72,760
Amortization of core deposit intangibles	155,346	63,523	46,050
Amortization of mortgage servicing rights	78,917	70,563	84,507
Impairment (recapture) of mortgage servicing rights	6,000	16,000	(32,000)
Other miscellaneous expenses	947,137	614,148	631,271

	$4,660,351	$3,204,028	$2,942,895

	Merger-Related Charges
	2007	2006	2005
	(In thousands)
Non-interest expense:
Salaries and employee benefits	$158,613	$65,693	$73,556
Net occupancy expense	33,834	3,473	5,053
Furniture and equipment expense	4,856	427	536
Professional fees	34,573	6,083	44,175
Marketing	42,897	1,092	20,848
Amortization of core deposit intangibles	—	—	—
Amortization of mortgage servicing rights	—	—	—
Impairment (recapture) of mortgage servicing rights	—	—	—
Other miscellaneous expenses	76,094	11,891	24,613

	$350,867	$88,659	$168,781

	As Adjusted (Non-GAAP)
	2007	2006	2005
	(In thousands)
Non-interest expense:
Salaries and employee benefits	$2,313,256	$1,794,158	$1,605,693
Net occupancy expense	379,877	251,155	214,055
Furniture and equipment expense	296,474	157,470	128,092
Professional fees	117,418	91,137	69,147
Marketing	91,153	69,106	51,912
Amortization of core deposit intangibles	155,346	63,523	46,050
Amortization of mortgage servicing rights	78,917	70,563	84,507
Impairment (recapture) of mortgage servicing rights	6,000	16,000	(32,000)
Other miscellaneous expenses	871,043	602,257	606,658

	$4,309,484	$3,115,369	$2,774,114

Salaries and Employee Benefits

Total salaries and employee benefits increased $612.0 million, or 33 percent, in 2007. The majority of the increase was due to the November 2006 addition of approximately 12,000 AmSouth associates. Included in salaries and employee benefits are merger charges of $158.6 million in 2007 and $65.7 million in 2006. In addition to merger-related items, drivers of the year-over-year increase include normal annual compensation adjustments and higher incentive payouts at Morgan Keegan, as well as merit increases in other areas of the Company. Included in salaries and benefits are payroll taxes, which increased $33.8 million due to the additional number of associates for the full year, combined with increased salary levels.

At December 31, 2007, Regions had 33,161 employees compared to 36,517 at December 31, 2006. Headcount reductions were largely the result of the sale of EquiFirst (approximately 1,300 associates), merger-related branch divestitures (approximately 500 associates), branch consolidations and normal attrition.

Regions provides employees who meet established employment requirements with a benefits package that includes 401(k), pension, and medical, life and disability insurance plans. New enrollment in the Regions pension plan ended effective December 31, 2000. New enrollment in the legacy AmSouth pension plan ended effective with the merger date, November 4, 2006. Former AmSouth employees enrolled as of November 4, 2006 continue to be active in the plan, but no additional participants will be added. Effective September 30, 2007, the two pension plans merged into one plan. Regions’ 401(k) plans include a company match of eligible employee contributions. At December 31, 2007, this match totaled 100 percent of the eligible employee contribution (up to six percent of compensation). See Note 17 “Pension and Other Employee Benefit Plans” to the consolidated financial statements for further details.

There are various incentive plans in place in many of Regions’ lines of business that are tied to the performance levels of employees. At Morgan Keegan, commissions and incentives are a key component of compensation, which is typical in the brokerage and investment banking industry. In general, incentives are used to reward employees for selling products and services, for productivity improvements and for achievement of corporate financial goals. Regions’ long-term incentive plan provides for the granting of stock options, restricted stock, restricted stock units and performance shares. See Note 16 “Share-Based Payments” to the consolidated financial statements for further information.

Net Occupancy Expense

Net occupancy expense includes rents, depreciation and amortization, utilities, maintenance, insurance, taxes, and other expenses of premises occupied by Regions and its affiliates. Occupancy expense increased $159.1 million, or 62 percent, in 2007 due primarily to the full-year inclusion of AmSouth operations. Included in net occupancy expense were merger charges of $33.8 million in 2007 and $3.5 million in 2006. Other increases were related to new and acquired branch offices and rising price levels. In conjunction with the merger integration, Regions consolidated 160 branches into other existing branches in overlapping areas within its footprint.

Furniture and Equipment Expense

Furniture and equipment expense increased $143.4 million to $301.3 million in 2007. This increase is due primarily to the additional offices and equipment acquired through the AmSouth merger and the related depreciation expense.

Professional Fees

Professional fees expense is comprised of fees related to legal, consulting and other professional fees. Professional fees increased $54.8 million to $152.0 million in 2007, of which $34.6 million represent merger-related charges. The increase is attributable to higher consulting fees related to merger integration, legal fees related to special assets litigation resulting from credit deterioration, and miscellaneous merger-related professional fees during the year.

Marketing

Marketing expense increased $63.9 million during 2007 (including $42.9 million of merger-related charges) to $134.1 million from $70.2 million in 2006, primarily due to expenses related to post-merger rebranding initiatives, marketing campaigns run to coincide with branch conversions, as well as customer communications associated with branch conversions and consolidations.

Amortization of Core Deposit Intangibles

Amortization of core deposit intangibles totaled $155.3 million, an increase of $91.8 million in 2007, driven by amortization of $121.0 million of core deposit intangibles related to the AmSouth merger.

Amortization of Mortgage Servicing Rights and Impairment of Mortgage Servicing Rights

Amortization expense related to mortgage servicing rights increased 12 percent to $78.9 million in 2007 compared to $70.6 million in 2006. Declining market interest rates and higher prepayment assumptions drove changes in servicing asset valuations, leading to the increase in amortization expense in 2007 compared to 2006. Impairment of mortgage servicing rights decreased by $10.0 million compared to 2006, representing the fluctuations in market values based on the period-end dates.

Other Miscellaneous Expenses

Other miscellaneous expenses include outside services, communications, and business and development services. Other non-interest expenses also reflects non-merger charges recorded in the latter half of 2007, including a $51.5 million charge for liabilities related to the Visa USA Inc. antitrust lawsuit settlement with American Express and other pending Visa litigation (reflecting Regions’ share as a former Visa member). Regions expects that proceeds from an anticipated share redemption related to its interest in Visa’s planned initial public offering should offset these charges in 2008. Also included in other non-interest expenses is $38.5 million of losses related to investments in two Morgan Keegan mutual funds discussed earlier in this report.

INCOME TAXES

Regions’ 2007 provision for income taxes from continuing operations totaled $645.7 million, an increase of $26.6 million compared to 2006. Regions’ effective tax rate from continuing operations for 2007 was 31.7 percent, as compared to 31.1 percent in 2006. The effective tax rate increased primarily due to the full-year inclusion of AmSouth results and the adoption of FIN 48. As a result of the adoption of FIN 48, Regions recorded a cumulative reduction in equity of $259.0 million as of January 1, 2007. During 2007, the adoption of FIN 48 increased income tax expense and decreased after-tax net income by approximately $65 million.

From time to time, Regions engages in business plans that may also have an effect on its tax liabilities. While Regions has obtained the opinion of advisors that the tax aspects of these strategies should prevail, examination of Regions’ income tax returns or changes in tax law may impact the tax benefits of these plans.

Periodically, Regions invests in pass-through investment vehicles that generate tax credits, principally low-income housing credits and non-conventional fuel source credits, which directly reduce Regions’ federal income tax liability. Congress has enacted these tax credit programs to encourage capital inflows to these investment vehicles. The amount of tax benefit recognized from these tax credits was $81.3 million in 2007 compared to $31.2 million in 2006. The non-conventional fuel source credits, which totaled $39.6 million in 2007, expired at the end of 2007.

Regions has segregated a portion of its investment securities and intellectual property into separate legal entities in order to, among other business purposes, protect such tangible and intangible assets from inappropriate claims of Regions’ creditors and to maximize the return on such assets by the professional and focused management thereof. Regions has recognized state tax benefits related to these legal entities of $45.8 million in 2007 compared to $37.8 million in 2006.

With few exceptions in certain state jurisdictions, the Company is no longer subject to U.S. federal or state and local income tax examinations by tax authorities for years before 1998, which would include audits of acquired entities. In the normal course of these examinations, Regions is subject to challenges from governmental authorities regarding amounts of taxes due. The IRS and certain states have proposed various adjustments to the Company’s previously filed tax returns, including proposed adjustments relating to an increase in taxable income of a mortgage-related subsidiary and to the proper tax treatment of certain leveraged lease transactions that were entered into during the years under examination. Regions believes adequate provision for income taxes has been recorded for all years open for review and intends to vigorously contest the proposed adjustments. To the extent that final resolution of the proposed adjustments results in significantly different conclusions from Regions’ current assessment of the proposed adjustments, Regions’ effective tax rate in any given financial reporting period may be materially different from its current effective tax rate.

Management’s determination of the realization of deferred tax assets is based upon management’s judgment of various future events and uncertainties, including the timing, nature and amount of future income earned by certain subsidiaries and the implementation of various plans to maximize realization of the deferred tax asset. Management believes that the subsidiaries will generate sufficient operating earnings to realize the deferred tax benefits. However, management does not believe that it is more-likely-than-not that all of its state net operating loss carryforwards will be realized. Accordingly, a valuation allowance has been established in the amount of $19.2 million against such benefits in 2007 compared to $16.1 million in 2006.

See Note 1 “Summary of Significant Accounting Policies” and Note 19 “Income Taxes” to the consolidated financial statements for additional information about the provision for income taxes.

BALANCE SHEET ANALYSIS

At December 31, 2007, Regions reported total assets of $141.0 billion compared to $143.4 billion at the end of 2006, a decline of approximately $2.3 billion or two percent. The primary drivers of the decline were the merger-related divestitures of 52 AmSouth branches, an investment securities portfolio that declined in size as a result of interest rate sensitivity management efforts coupled with unfavorable reinvestment alternatives, and lower demand for certain categories of loans.

Loans

Average loans, net of unearned income, represented 81 percent of total interest-earning assets at December 31, 2007. Lending at Regions is generally organized along three functional lines: commercial loans (including financial and agricultural), real estate loans and consumer loans. The composition of the portfolio by these major categories, with real estate loans further broken down between mortgage and construction loans, and consumer loans further broken down into home equity, indirect and other consumer loans, is presented in Table 9 “Loan Portfolio.”

Year-end total loans, net of unearned income, remained relatively flat for 2007 versus 2006. A challenging economic environment, particularly in the real estate sector, was the primary factor leading to the modest growth rate. Table 9 shows a year-over-year comparison of loans by loan type. However, 2007 loan classifications within this table have been impacted by conversion-related re-mapping during 2007, making year-over-year comparisons difficult. In general, the reclassifications shifted balances from the commercial category into the real estate mortgage or real estate construction categories.

Table 9—Loan Portfolio

	2007	2006	2005	2004	2003
	(In thousands, net of unearned income)
Commercial	$20,906,617	$24,145,411	$14,728,006	$15,028,015	$9,754,588
Real estate—mortgage	39,343,128	35,230,343	24,773,539	26,059,454	12,977,549
Real estate—construction	14,025,491	14,121,030	7,362,219	5,472,463	3,484,767
Home equity	14,962,007	14,888,599	7,794,684	6,634,487	1,807,050
Indirect	3,938,113	4,037,539	1,353,929	1,641,629	362,259
Other consumer	2,203,491	2,127,680	2,392,536	2,690,906	3,798,110

	$95,378,847	$94,550,602	$58,404,913	$57,526,954	$32,184,323

Table 10—Selected Loan Maturities(1)

	Loans Maturing
	Within One Year	After One But Within Five Years	After Five Years	Total
	(In thousands)
Commercial	$7,601,483	$9,986,738	$3,318,396	$20,906,617
Real estate—mortgage	6,450,629	10,670,753	5,262,201	22,383,583
Real estate—construction	7,656,774	5,141,112	1,227,605	14,025,491

	$21,708,886	$25,798,603	$9,808,202	$57,315,691

	Predetermined Rate	Variable Rate
	(In thousands)
Due after one year but within five years	$8,537,732	$17,260,871
Due after five years	5,700,652	4,107,550

	$14,238,384	$21,368,421

(1)	Table 10 excludes residential real estate mortgage, home equity, indirect and other consumer loans.

Commercial Loans—Commercial loans represent loans to commercial customers for use in normal business operations to finance working capital needs, equipment purchases or other expansion projects.

Real Estate Mortgage Loans—Real estate mortgage loans consist of loans to businesses for long-term financing of land and buildings, loans for real estate development (residential and income-producing property types), residential home mortgages and various other loans secured by real estate. While demand for residential mortgage loans remained at normal levels during the first half of 2007, growth slowed later in the year as the credit markets contracted due to softening in the housing market.

Loans to consumers with weak credit history, generally called “sub-prime loans,” were a cause for industry concern in 2007 as the performance of these loans deteriorated significantly during the year. Regions’ exposure to sub-prime loans is insignificant, at approximately $100 million at December 31, 2007, and continues to decline. The credit loss exposure related to these loans is addressed in management’s periodic determination of the allowance for credit losses.

Real Estate Construction Loans—Real estate construction loans are loans to individuals, companies or developers used for the purchase or construction of a commercial property for which repayment will be generated by cash flows related to the operation, sale or refinance of the property. A significant portion of Regions’ real estate construction portfolio is comprised of residential product types (land, single-family and condo loans) within Regions’ markets followed by retail and multi-family projects. Typically, these loans are for construction projects that have been presold, preleased or otherwise have secured permanent financing as well as loans to real estate companies that have significant equity invested in each project.

During late 2007, the residential homebuilder portfolio, which totaled $7.2 billion as of December 31, 2007, came under significant stress. In Table 9 “Loan Portfolio”, the majority of these loans is reported in the real estate construction loan category, while a smaller portion is reported as real estate mortgage loans. The residential homebuilder portfolio is geographically concentrated in Florida and Regions’ East region, mainly Atlanta, Georgia. Regions has realigned its organizational structure to enable some of the Company’s most experienced bankers to concentrate their efforts on management of this portfolio. See the “Credit Risk” section later in this report for further detail on the residential homebuilder portfolio.

Home Equity Lending—Home equity lending includes both home equity loans and lines of credit. This type of lending, which is secured by a first or second mortgage on the borrower’s residence, allows customers to borrow against the equity in their home. Real estate market values as of the time the loan or line is secured directly affect the amount of credit extended and, in addition, changes in these values impact the depth of potential losses. During 2007, home equity lending balances increased slightly over the year ended December 31, 2006.

Indirect Lending—Indirect lending, which is lending initiated through third-party business partners, is largely comprised of loans made through automotive dealerships. Loans of this type decreased $99 million, or two percent, during 2007 due to a generally weaker economy. This lending category has historically included marine loans and loans on recreational vehicles. Regions made a business decision to no longer offer these lines of lending in 2007. Due to this decision, these loans are a declining element in the overall loan portfolio. Outstanding marine and recreational vehicle loans totaled approximately $1.0 billion and $1.2 billion at year end 2007 and 2006, respectively.

Other Consumer Loans—Other consumer loans include all consumer loans not classified as real estate mortgage, home equity or indirect, including direct consumer installment loans, bankcard, overdrafts and other revolving credit, and educational loans. Other consumer loans increased four percent in 2007 versus 2006.

Loans Held for Sale

At December 31, 2007, loans held for sale totaled $720.9 million and consisted of residential real estate mortgage loans in the process of being sold to third parties. At December 31, 2006, loans held for sale totaled $4.9 billion and consisted of $3.3 billion of residential real estate mortgage loans (including $1.7 billion of EquiFirst loans) and student loans, and $1.6 billion of loans to be sold related to the 2007 branch divestitures. Excluding the divested loans, loans held for sale decreased $2.6 billion, due mainly to the sale of EquiFirst. In addition, lower origination volumes and tightening of the secondary market for mortgage production, as a result of the weakening housing market in 2007, contributed to the decrease during 2007.

Allowance for Credit Losses

The allowance for credit losses represents management’s estimate of credit losses inherent in both the loan portfolio and unfunded credit commitments as of the balance sheet date. The allowance consists of two components: the allowance for loans losses, which is recorded as a contra-asset to loans, and the reserve for unfunded credit commitments, which is recorded in other liabilities. At December 31, 2007, the allowance for credit losses totaled $1.4 billion or 1.45 percent of total loans, net of unearned income, compared to $1.1 billion or 1.17 percent at year-end 2006. See “Allowance for Credit Losses” in the Risk Management section found later in this report for a detailed discussion of the allowance.

Securities

Regions utilizes the securities portfolio to manage liquidity, interest rate risk, regulatory capital, and to take advantage of market conditions to generate a favorable return on investments without undue risk. The portfolio consists primarily of high-quality mortgage-backed and asset-backed securities, as well as U.S. Treasury and Federal agency securities. Securities represented 12 percent of total assets at December 31, 2007 compared with 13 percent at December 31, 2006. In 2007, total securities, which are almost entirely classified as available for sale, decreased $1.2 billion, or six percent. This contraction of the portfolio was largely the result of prepayments of mortgage-backed securities, management’s decision in general not to reinvest funds from the maturity of securities back into a relatively unattractive securities market, as well as sales during 2007 in conjunction with balance sheet management activities. The “Interest Rate Risk” section, found later in this report, further explains Regions’ interest rate risk management practices. The weighted-average yield earned on securities, less equities, was 5.03 percent in 2007 and 2006. Table 11 “Securities” illustrates the carrying values of securities by category.

Table 11—Securities

	2007	2006	2005
	(In thousands)
Securities:
U.S. Treasury securities	$964,647	$400,065	$262,437
Federal agency securities	3,329,656	3,752,216	3,153,736
Obligations of states and political subdivisions	732,367	788,736	447,195
Mortgage-backed securities	11,092,758	12,777,358	7,427,886
Other debt securities	45,108	80,980	108,163
Equity securities	1,204,473	762,705	579,857

	$17,369,009	$18,562,060	$11,979,274

At December 31, 2007, securities available for sale included a net unrealized gain of $149.6 million, which represented the difference between the estimated fair value of these securities as of year end and their amortized cost. At December 31, 2006, securities available for sale included a net unrealized loss of $115.3 million. The net unrealized gain at December 31, 2007, reflects the impact on bond prices of declining interest rates in 2007 as well as purchases, maturities and sales throughout the year. Net unrealized gains and losses in the securities available for sale portfolio are included in stockholders’ equity as accumulated other comprehensive income or loss, net of tax.

In January 2008, Regions sold approximately $1.1 billion of agency debentures and recognized a gain of approximately $52.8 million. Approximately $650 million of the related proceeds were reinvested in U.S. Treasury securities classified as trading, which are expected to be sold during the first quarter of 2008. The remainder of the proceeds, approximately $465 million, was reinvested in mortgage-backed securities classified as available for sale. Also during January 2008, Regions sold approximately $325 million in U.S. Treasury securities classified as trading account assets and recognized a gain of approximately $2.5 million.

Maturity Analysis—The average life of the securities portfolio at December 31, 2007 was estimated to be 3.8 years, with a duration of approximately 2.9 years. These metrics compare with an estimated average life of 4.1 years, with a duration of approximately 3.3 years for the portfolio at December 31, 2006. Table 12 “Relative Contractual Maturities and Weighted-Average Yields for Securities” provides additional details.

Table 12—Relative Contractual Maturities and Weighted-Average Yields for Securities

	Securities Maturing
	Within One Year	After One But Within Five Years	After Five But Within Ten Years	After Ten Years	Total
	(Dollars in thousands)
Securities:
U.S. Treasury securities	$13,947	$211,231	$739,469	$—	$964,647
Federal agency securities	626,219	523,600	2,169,748	10,089	3,329,656
Obligations of states and political subdivisions	27,953	236,489	412,169	55,756	732,367
Mortgage-backed securities	1,316	80,804	1,947,987	9,062,651	11,092,758
Other debt securities	5,207	12,005	—	27,896	45,108

	$674,642	$1,064,129	$5,269,373	$9,156,392	$16,164,536

Weighted-average yield	3.82%	4.96%	4.78%	5.26%	5.03%
Taxable-equivalent adjustment for calculation of yield	$820	$6,940	$12,095	$1,636	$21,491

Notes:

1.	The weighted-average yields are calculated on the basis of the yield to maturity based on the book value of each security. Weighted-average yields on tax-exempt obligations have been computed on a fully taxable-equivalent basis using a tax rate of 35%. Yields on tax-exempt obligations have not been adjusted for the non-deductible portion of interest expense used to finance the purchase of tax-exempt obligations.
2.	Federal Reserve Bank stock, Federal Home Loan Bank stock and equity stock of other corporations held by Regions are not included in the table above.

Portfolio Quality—Regions’ investment policy stresses credit quality and liquidity. Securities rated in the highest category by nationally recognized rating agencies and securities backed by the U.S. Government and government sponsored agencies, both on a direct and indirect basis, represented approximately 94 percent of the investment portfolio at December 31, 2007. State, county, and local municipal securities rated below single A or which are non-rated represented only 0.1 percent of total securities at year end 2007.

Trading Account Assets

Trading account assets decreased $535.7 million to $907.3 million at December 31, 2007. Trading account assets, which consist of U.S. Government agency and guaranteed securities and corporate and tax-exempt securities, are held at Morgan Keegan for the purpose of selling at a profit. Trading account assets are carried at market value with changes in market value reflected in the consolidated statements of income. Table 13 “Trading Account Assets” provides a detail by type of security.

Table 13—Trading Account Assets

	December 31
	2007	2006
	(In thousands)
Trading account assets:
U.S. Treasury and Federal agency securities	$440,267	$924,796
Obligations of states and political subdivisions	236,997	250,963
Other securities	230,036	267,235

	$907,300	$1,442,994

Margin Receivables

Margin receivables totaled $504.6 million at December 31, 2007 and $570.1 million at December 31, 2006. Margin receivables represent funds advanced to brokerage customers for the purchase of securities that are secured by certain marketable securities held in the customer’s brokerage account. The risk of loss from these receivables is minimized by requiring that customers maintain marketable securities in the brokerage account that have a fair market value substantially in excess of the funds advanced to the customer.

Premises and Equipment

Premises and equipment at December 31, 2007 increased $212.4 million to $2.6 billion compared to year end 2006. This increase primarily resulted from the opening of 50 new branches during 2007, partially offset by the divestiture of 52 branches in 2007.

Excess Purchase Price

Excess purchase price at December 31, 2007 totaled $11.5 billion as compared to $11.2 billion at December 31, 2006, with the increase driven by finalizing the purchase price adjustments related to the AmSouth merger. See Note 2 “Business Combinations and Assets Held for Sale” to the consolidated financial statements for a summary of the AmSouth-related excess purchase price.

Mortgage Servicing Rights

Mortgage servicing rights at December 31, 2007 totaled $321.3 million compared to $374.9 million at December 31, 2006. A summary of mortgage servicing rights is presented in Table 14 “Mortgage Servicing Rights.” The balances shown represent the right to service mortgage loans that are owned by other investors and include original amounts capitalized, less accumulated amortization and a valuation allowance. The carrying values of mortgage servicing rights are affected by various factors, including estimated prepayments of the underlying mortgages. A significant change in prepayments of mortgages in the servicing portfolio could result in significant changes in the valuation adjustments, thus creating potential volatility in the carrying amount of mortgage servicing rights. The mortgage servicing rights valuation allowance increased by $6.0 million in 2007, due to lower mortgage rates and corresponding increased estimated prepayment speeds. On December 31, 2007, mortgage servicing rights on approximately $1.9 billion of loans in Regions’ out-of-market servicing portfolio, totaling approximately $25.6 million, were sold for a loss of $4.4 million.

Table 14—Mortgage Servicing Rights

	2007	2006	2005
	(In thousands)
Balance at beginning of year	$416,217	$441,508	$458,053
Amounts capitalized	56,931	53,777	71,968
Sale of servicing assets	(25,577)	(4,786)	(4,007)
Permanent impairment	—	(3,719)	—
Amortization	(78,917)	(70,563)	(84,506)

	368,654	416,217	441,508
Valuation allowance	(47,346)	(41,346)	(29,500)

Balance at end of year	$321,308	$374,871	$412,008

Other Identifiable Intangible Assets

Other identifiable intangible assets, consisting primarily of core deposit intangibles (“CDI”), totaled $759.8 million at December 31, 2007 compared to $957.8 million at December 31, 2006. The year-over-year decline, net of amortization of previously existing intangibles, is primarily attributable to finalizing valuations of CDI recorded in connection with the AmSouth merger. See Note 9 “Intangible Assets” to the consolidated financial statements for further information.

Other Assets

Other assets increased $2.7 billion to $6.8 billion as of December 31, 2007. This increase is primarily related to a tax deposit made with the IRS and an $896.6 million purchase of bank-owned life insurance during the latter part of the year.

Also included in other assets during the year were investments of approximately $55.0 million in the Regions Morgan Keegan (“RMK”) Select High Income Fund and approximately $75.0 million in the RMK Select Intermediate Bond Fund, purchased by Morgan Keegan to provide liquidity support to these funds. Both of these funds are proprietary open-end mutual funds managed by Morgan Keegan. A portion of the Regions Morgan Keegan Select High Income Fund investments were sold during 2007. During 2007, Regions recognized total losses of approximately $42.8 million on these investments in accordance with the equity method of accounting, the majority of which is included in other non-interest expense. These investments are recorded at market value in other assets in the consolidated balance sheet and totaled approximately $64.6 million at December 31, 2007.

DEPOSITS

Deposits are Regions’ primary source of funds, providing funding for 82 percent of average interest-earning assets in 2007 and 81 percent in 2006. Table 15 “Deposits” details year-over-year deposits on a period-ending basis. Deposits as of year-end 2007 decreased $6.5 billion, or six percent, compared to year-end 2006. The decrease in deposits was partially attributable to the merger-related branch divestitures, which occurred in the first quarter of 2007. Deposits totaling $2.7 billion, including $533 million of non-interest-bearing deposits and $2.2 billion of interest-bearing deposits, were sold in those branch divestitures. Excluding the impact of the divested deposits, year-end total deposits decreased four percent in 2007.

Table 15—Deposits

	2007	2006	2005
	(In thousands)
Non-interest-bearing demand	$18,417,266	$20,175,482	$13,699,038
Non-interest-bearing demand–divestitures	—	533,295	—

Total non-interest-bearing deposits	18,417,266	20,708,777	13,699,038

Savings accounts	3,646,632	3,882,533	3,037,687
Interest-bearing transaction accounts	15,846,139	15,899,812	10,593,322
Money market accounts	18,934,309	18,764,873	7,577,559
Time deposits	29,298,845	31,185,408	21,028,196
Foreign deposits	8,631,777	8,548,494	4,442,565
Interest-bearing deposits—divestitures	—	2,238,072	—

Total interest-bearing deposits	76,357,702	80,519,192	46,679,329

	$94,774,968	$101,227,969	$60,378,367

Regions competes with other banking and financial services companies for a share of the deposit market. Regions’ ability to compete in the deposit market depends heavily on the pricing of its deposit product offerings and how effectively the Company meets customers’ needs. Regions employs various means to meet those needs and enhance competitiveness, such as providing well-designed products, a high level of customer service, competitive pricing and expanding the traditional branch network to offer convenient branch locations for its customers. Regions also serves customers through providing centralized, high-quality telephone banking services and alternative product delivery channels, such as internet banking.

Non-interest-bearing deposits, excluding divested deposits, declined by nine percent in 2007 as customers migrated to interest-bearing offerings, including Regions’ interest-bearing checking accounts, among other product types or investment alternatives. Divested non-interest-bearing deposits totaled approximately $533 million. Non-interest-bearing deposits accounted for approximately 19 percent of total deposits in 2007 as compared to 20 percent at year end 2006 (excluding divested deposits).

Savings balances, excluding divested deposits, declined six percent to $3.6 billion, generally reflecting customers’ preference for higher-yielding accounts, including money market accounts.

Interest-bearing transaction accounts remained relatively stable at December 31, 2007 compared to December 31, 2006, due to the success of a marketing campaign aimed toward garnering free interest checking accounts during the year.

Money market products are one of Regions’ most significant funding sources, accounting for 20 percent of total deposits in 2007. In 2007, the balance of money market accounts, excluding divested deposits, remained relatively stable compared to 2006, primarily due to Regions’ aggressive sales efforts related to this product. However, the relative attractiveness of alternative investment opportunities, including equity products and other potentially higher-yielding investments, partially offset growth of money market balances. In addition, deposits divested in the first quarter of 2007 in connection with the merger also contributed to the year-over-year decline.

Included in time deposits are certificates of deposits and individual retirement accounts. The balance of time deposits decreased six percent in 2007, primarily due to divested deposits and a balance sheet management strategy that allowed higher-rate deposits to run off. These decreases were partially offset by customer demand for higher-rate deposits. Time deposits accounted for 31 percent of total deposits in 2007.

Foreign deposits increased by $83 million during 2007, due to increased levels of wholesale Eurodollar funding, partially offset by lower demand for customer sweep accounts.

The sensitivity of Regions’ deposit rates to changes in market interest rates is reflected in Regions’ average interest rate paid on interest-bearing deposits. The rate paid on interest-bearing deposits increased to 3.47 percent in 2007 from 3.14 percent in 2006. While the Federal Funds rate decreased 100 basis points during 2007 to 4.25 percent at year end, these decreases were not instituted until late in the year. Therefore, the impact on average rates was minimal as a lag period exists between the change in market rates and the repricing of the deposits. Table 16 “Maturity of Time Deposits of $100,000 or More” presents maturities of time deposits of $100,000 or more at December 31, 2007 and 2006.

Table 16—Maturity of Time Deposits of $100,000 or More

	2007	2006
	(In thousands)
Interest-bearing deposits of less than $100,000	$63,608,222	$66,910,614
Time deposits of $100,000 or more, maturing in:
3 months or less	4,718,158	5,673,392
Over 3 through 6 months	2,706,805	3,342,617
Over 6 through 12 months	4,522,942	3,306,596
Over 12 months	801,575	1,285,973

	$12,749,480	$13,608,578

	$76,357,702	$80,519,192

SHORT-TERM BORROWINGS

Regions’ short-term borrowings consist of federal funds purchased, securities sold under agreements to repurchase, treasury, tax and loan notes, and other short-term borrowings. See Note 11 “Short-Term Borrowings” to the consolidated financial statements for further discussion.

Federal funds purchased and securities sold under agreements to repurchase are used to satisfy daily funding needs. Balances in these accounts can fluctuate significantly on a day-to-day basis. Federal funds purchased and security repurchase agreements totaled $8.8 billion at December 31, 2007 and $7.7 billion at December 31, 2006. The balance of federal funds purchased and security repurchase agreements, net of federal funds sold and security reverse repurchase agreements, increased $862.9 million in 2007, due primarily to a change in the funding mix between years.

In October 2007, Regions began participating in the Federal Reserve’s Treasury, Tax and Loan Program. This program provides Regions with an alternative source of short-term funding and aids in maintaining the stability of the financial markets by reducing uncertainty about the supply of reserves in the banking system and simplifying the Federal Reserve’s implementation of monetary policy. As of December 31, 2007, Regions had $1.2 billion outstanding in the program.

Short-term borrowings also include Federal Home Loan Bank (“FHLB”) short-term borrowings which, much like federal funds purchased, are used to satisfy short-term funding needs and can fluctuate between periods. These borrowings totaled $100.0 million at December 31, 2007 compared to $500.0 million outstanding at December 31, 2006. Also, at December 31, 2006, there were $250.0 million of short-term senior bank notes outstanding. These notes matured during 2007, leaving none outstanding as of December 31, 2007. In addition, Regions maintains a liability for its brokerage customer position through Morgan Keegan. This liability represents liquid funds in customers’ brokerage accounts. Balances due to brokerage customers totaled $505.5 million at December 31, 2007 as compared to $492.6 million at December 31, 2006. The short-sale liability, which is primarily maintained at Morgan Keegan in connection with trading obligations related to customer accounts, was $217.4 million at December 31, 2007 compared to $587.7 million at December 31, 2006. The balance of this account fluctuates frequently based on customer activity.

Other short-term borrowings increased by $166.6 million to $327.0 million at December 31, 2007. This balance includes certain lines of credit that Morgan Keegan maintains with unaffiliated banks and derivative collateral. The lines of credit had maximum borrowings of $485.0 million at December 31, 2007.

Table 17—Short-Term Borrowings

	2007	2006	2005
	(Dollars in thousands)
Maximum amount outstanding at any month-end:
Federal funds purchased and securities sold under agreements to repurchase	$9,984,206	$7,676,254	$5,233,068
Aggregate short-term borrowings	12,308,446	9,667,071	6,529,929
Average short-term borrowings outstanding
(based on average daily balances)	8,080,179	5,162,196	4,462,774

For federal funds purchased and securities sold under agreements to repurchase:
Weighted-average interest rate at year end	3.3%	4.6%	4.0%
Weighted-average interest rate on amounts outstanding during the year (based on average daily balances)	4.7%	4.5%	2.9%

LONG-TERM BORROWINGS

Regions’ long-term borrowings consist primarily of FHLB borrowings, subordinated notes, senior notes and other long-term notes payable. See Note 12 “Long-Term Borrowings” to the consolidated financial statements for further discussion.

Membership in the FHLB system provides access to a source of lower-cost funds. Long-term FHLB advances totaled $3.8 billion at December 31, 2007, an increase of $1.4 billion compared to 2006.

As of December 31, 2007, Regions had outstanding subordinated notes totaling $4.3 billion compared to $3.6 billion at December 31, 2006. During 2007, Regions issued a total of $800 million of subordinated notes. Regions’ subordinated notes consist of 12 issues with interest rates ranging from 4.85 percent to 7.75 percent.

Senior debt and bank notes totaled $1.8 billion at December 31, 2007 compared to $1.9 billion at December 31, 2006, reflecting the maturity of notes as well as Regions’ issuance of $600 million of senior debt in 2007.

During 2007, Regions Financing Trust II issued $700 million of institutional enhanced trust preferred securities, which are reflected as junior subordinated notes. Also in 2007, $225.8 million of Union Planters trust preferred securities were called and the related 8.20 percent junior subordinated notes were redeemed.

Other long-term debt at December 31, 2007 and 2006, had weighted-average interest rates of 6.1 percent and 6.4 percent, respectively, and a weighted-average maturity of 6.9 years at December 31, 2007. Regions has $79.7 million included in other long-term debt in connection with a seller-lessee transaction with continuing involvement. See Note 23 “Commitments, Contingencies and Guarantees” to the consolidated financial statements for further information.

In May 2007, Regions filed a shelf registration statement with the SEC. This shelf registration can be utilized by Regions to issue various debt and/or equity securities, and does not have a limit on the amount of securities that can be issued.

Regions’ long-term debt includes $633.1 million of subordinated notes that is callable in early 2008. The Company exercised the call option on $311.4 million of this debt on February 1, 2008, and anticipates exercising the call option on the remaining $321.7 million on March 15, 2008. See Note 12 “Long-Term Borrowings” to the consolidated financial statements for additional information regarding these transactions.

RATINGS

Table 18 “Credit Ratings” reflects the most recent debt ratings of Regions Financial Corporation and Regions Bank by Standard & Poor’s Corporation, Moody’s Investors Service, Fitch IBCA and Dominion Bond Rating Service.

A security rating is not a recommendation to buy, sell or hold securities, and the ratings are subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating.

Table 18—Credit Ratings

	Standard & Poor’s	Moody’s	Fitch	Dominion
Regions Financial Corporation
Senior notes	A	A1	A+	AH
Subordinated notes	A-	A2	A	A
Junior subordinated notes	BBB+	A2	A	A

Regions Bank
Short-term certificates of deposit	A-1	P-1	F1+	R-1M
Short-term debt	A-1	P-1	F1+	R-1M
Long-term certificates of deposit	A+	Aa3	AA-	AAL
Long-term debt	A+	Aa3	A+	AAL
Subordinated debt	A	A1	A	AH

Table reflects ratings as of December 31, 2007.

STOCKHOLDERS’ EQUITY

Stockholders’ equity decreased from $20.7 billion at year end 2006 to $19.8 billion at year end 2007. Net income and the net change in unrealized gains on securities available for sale added $1.3 billion and $166.1 million, respectively, to stockholders’ equity, which were more than offset by cash dividends declared and purchases of treasury stock which reduced equity by $1.0 billion and $1.4 billion, respectively. In addition, Regions recorded the cumulative effect of changes in accounting principles that reduced stockholders’ equity by $269.4 million related to the adoption of FIN 48 and Statement of Financial Accounting Standards No. 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leverage Lease Transaction” (“FSP 13-2”). The internal capital generation rate (net income less dividends as a percentage of average stockholders’ equity) was 1.1 percent in 2007 compared to 3.7 percent in 2006.

During 2007, Regions repurchased 40.8 million shares at a total cost of $1.4 billion, leaving 23.1 million shares available for repurchase under the current repurchase authorization as of December 31, 2007. Despite the remaining authorization, management believes that in today’s uncertain credit environment, it is especially important to maintain a strong capital base. As such, Regions does not expect to repurchase a significant number of its shares in 2008.

Regions’ ratio of stockholders’ equity to total assets was 14.05 percent at December 31, 2007 compared to 14.44 percent at December 31, 2006. This ratio decreased during 2007 due to share repurchase activity, which lowered stockholders’ equity. Regions’ ratio of tangible stockholders’ equity (stockholders’ equity less excess purchase price and other identifiable intangibles) to total tangible assets was 5.88 percent at December 31, 2007 compared to 6.53 percent at December 31, 2006, mainly reflecting the repurchase activity discussed above.

Regions attempts to balance the return to stockholders through the payment of dividends with the need to maintain strong capital levels for future growth opportunities. In 2007, on a per share basis, Regions returned 82 percent of earnings to its stockholders in the form of dividends. Total dividends paid by Regions in 2007 were $1.0 billion, or $1.46 per share, an increase of four percent from the $1.40 per share paid in 2006.

In October 2007, the Board of Directors declared a six percent increase in the quarterly cash dividend from $0.36 to $0.38 per share, marking the 37th consecutive year that Regions has increased quarterly cash dividends.

BANK REGULATORY CAPITAL REQUIREMENTS

Regions and Regions Bank are required to comply with capital adequacy standards established by banking regulatory agencies. Currently, there are two basic measures of capital adequacy: a risk-based measure and a leverage measure.

The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in credit risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and interest rate risks, and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with specified risk-weighting factors. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. Banking organizations that are considered to have excessive interest rate risk exposure are required to maintain higher levels of capital.

The minimum standard for the ratio of total capital to risk-weighted assets is eight percent. At least 50 percent of that capital level must consist of common equity, undivided profits and non-cumulative perpetual preferred stock, less excess purchase price and certain other intangibles (“Tier 1 Capital”). The remainder (“Tier 2 Capital”) may consist of a limited amount of other preferred stock, mandatorily convertible securities, subordinated debt and a limited amount of the allowance for loan losses. The sum of Tier 1 Capital and Tier 2 Capital is “total risk-based capital.”

The banking regulatory agencies also have adopted regulations that supplement the risk-based guidelines to include a minimum ratio of three percent of Tier 1 Capital to average assets less excess purchase price (the “Leverage Ratio”). Depending upon the risk profile of the institution and other factors, the regulatory agencies may require a Leverage Ratio of one percent to two percent above the minimum three percent level. Table 19 “Capital Ratios” summarizes Regions’ capital ratios at December 31, 2007, which substantially exceeded all regulatory requirements.

Total capital at Regions Bank also has an important effect on the amount of Federal Deposit Insurance Corporation (“FDIC”) insurance premiums paid. Institutions not considered well capitalized can be subject to higher rates for FDIC insurance. Other requirements are needed in addition to total capital in order for a company to be considered well capitalized. See Note 13 “Regulatory Capital Requirements and Restrictions” to the consolidated financial statements for further details. As of December 31, 2007, Regions Bank had the requisite capital levels to qualify as well capitalized.

Under the Federal Deposit Insurance Reform Act of 2005 and the FDIC’s revised premium assessment program, every FDIC-insured institution will pay some level of deposit insurance assessments regardless of the level of designated reserve ratio. Regions Bank had a FICO assessment of $10.7 million in FDIC deposit premiums in 2007 and $7.1 million in 2006, both of which were expensed in their respective years.

The FDIC also has finalized rules providing for a one-time credit to each eligible insured depository institution based on the assessment base of the institution on December 31, 1996. Regions Bank qualified for a credit of approximately $110 million, of which $34 million was applied in 2007, leaving a remaining balance at year end of $76 million to be applied over the next two years, based on the current assessment rate.

Table 19—Capital Ratios

	2007	2006
	(Dollars in thousands)
Risk-based capital:
Stockholders’ equity	$19,823,029	$20,701,454
Less: Accumulated other comprehensive income (loss)	202,753	(131,273)
Qualifying minority interests in consolidated subsidiaries	90,002	89,355
Qualifying trust preferred securities	691,342	218,968
Less: Goodwill and other disallowed intangible assets	11,933,193	11,734,934
Less: Disallowed servicing assets	27,462	30,728

Tier 1 Capital	8,440,965	9,375,388
Qualifying subordinated debt	3,056,994	2,769,063
Adjusted allowance for loan losses*	1,381,713	1,109,238
Other	150,000	150,437

Tier 2 Capital	4,588,707	4,028,738

Total Capital	$13,029,672	$13,404,126

Risk-adjusted assets	$115,801,508	$116,180,524

Capital ratios:
Tier 1 Capital to total risk-adjusted assets	7.29%	8.07%
Total Capital to total risk-adjusted assets	11.25	11.54
Leverage	6.66	8.30
Ending equity to assets	14.05	14.44
Ending tangible equity to tangible assets	5.88	6.53

*	Includes $60,469 and $53,285 in 2007 and 2006, respectively, associated with reserves recorded in other liabilities for off-balance sheet credit exposures.

OFF-BALANCE SHEET ARRANGEMENTS

Regions’ primary off-balance sheet arrangements are financial instruments issued in connection with lending activities. These arrangements include commitments to extend credit, standby letters of credit and commercial letters of credit. See Note 23 “Commitments, Contingencies and Guarantees” to the consolidated financial statements for further discussion, including details of the contractual amounts outstanding at December 31, 2007.

Regions sells commercial loans to third-party, multi-issuer conduits, and Regions retains servicing responsibilities. As part of the sale and securitization of commercial loans to conduits, Regions provides credit enhancements to these conduits by providing standby letters of credit, which create exposure to credit risk to the extent of the letters of credit. At December 31, 2007, Regions had $50.0 million of letters of credit supporting the conduit sales. This credit risk is reviewed quarterly and a reserve for loss exposure is maintained in other liabilities on the balance sheet.

Regions also provides liquidity lines of credit to support the issuance of commercial paper under 364-day loan commitments. These liquidity lines can be drawn upon in the event of a commercial paper market disruption or other factors, which could prevent the asset-backed commercial paper issuers from being able to issue commercial paper. Regions had $41.5 million of commercial loans in the conduits on December 31, 2007. For additional discussion, see the “Liquidity” section of this report.

Regions also has certain variable interests in unconsolidated variable interest entities (i.e., Regions is not the primary beneficiary). Regions owns the common stock of subsidiary business trusts, which have issued mandatorily redeemable preferred capital securities in the aggregate of $700 million at the time of issuance. Also, Regions periodically invests in various limited partnerships that sponsor affordable housing projects, which are funded through a combination of debt and equity with equity typically comprising 30 percent to 50 percent of the total partnership capital. Regions’ maximum exposure to loss as of December 31, 2007 was $457.3 million, which included $156.8 million in unfunded commitments to the partnerships.

EFFECTS OF INFLATION

The majority of assets and liabilities of a financial institution are monetary in nature; therefore, a financial institution differs greatly from most commercial and industrial companies, which have significant investments in fixed assets or inventories that are greatly impacted by inflation. However, inflation does have an important impact on the growth of total assets in the banking industry and the resulting need to increase equity capital at higher than normal rates in order to maintain an appropriate equity-to-assets ratio. Inflation also affects other expenses that tend to rise during periods of general inflation.

Management believes the most significant potential impact of inflation on financial results is a direct result of Regions’ ability to react to changes in interest rates. Management attempts to maintain an essentially balanced position between rate-sensitive assets and liabilities in order to minimize the impact of interest rate fluctuations on net interest income.

RISK MANAGEMENT

Risk identification and risk management are key elements in the overall management of Regions. Management believes the primary risk exposures are interest rate and associated prepayment risk, liquidity risk, market and other brokerage-related risk associated with Morgan Keegan and credit risk. Interest rate risk is the risk to net interest income due to the impact of movements in interest rates. Prepayment risk is the risk that borrowers may repay their loans or securities earlier than at their stated maturities. Liquidity risk relates to Regions’ ability to fund present and future obligations. The Company, through Morgan Keegan, is also subject to various market-related risks associated with its brokerage and market-related activities. Credit risk represents the possibility that borrowers may not be able to repay loans.

External factors beyond management’s control may result in losses despite risk management efforts. Management follows a formal policy to evaluate and document the key risks facing each line of business, how those risks can be controlled or mitigated, and how management monitors the controls to ensure that they are effective. Regions’ Internal Audit Division performs ongoing, independent reviews of the risk management process and assures the adequacy of documentation. The results of these reviews are reported regularly to the Audit Committee of the Board of Directors. The Company also has a Risk Committee that assists the Board of Directors in overseeing the Company’s policies, procedures and practices relating to market, regulatory and operational risk.

Some of the more significant processes used to manage and control these and other risks are described in the remainder of this report.

INTEREST RATE RISK

Regions’ primary market risk is interest rate risk, including uncertainty with respect to absolute interest rate levels as well as uncertainty with respect to relative interest rate levels, which is impacted by both the shape and the slope of the various yield curves that affect the financial products and services that the Company offers. To quantify this risk, Regions measures the change in its net interest income in various interest rate scenarios compared to a base case scenario. Net interest income sensitivity is a useful short-term indicator of Regions’ interest rate risk.

Sensitivity Measurement—Financial simulation models are Regions’ primary tools used to measure interest rate exposure. Using a wide range of sophisticated simulation techniques provides management with extensive information on the potential impact to net interest income caused by changes in interest rates. Models are structured to simulate cash flows and accrual characteristics of Regions’ balance sheet. Assumptions are made about the direction and volatility of interest rates, the slope of the yield curve, and the changing composition of the balance sheet that result from both strategic plans and from customer behavior. Among the assumptions are expectations of balance sheet growth and composition, the pricing and maturity characteristics of existing business and the characteristics of future business. Interest rate-related risks are expressly considered, such as pricing spreads, the lag time in pricing administered rate accounts, prepayments and other option risks. Regions considers these factors, as well as the degree of certainty or uncertainty surrounding their future behavior. Financial derivative instruments are used in hedging the values of selected assets and liabilities against changes in interest rates. The effect of these hedges is included in the simulations of net interest income.

The primary objective of Asset/Liability Management at Regions is to coordinate balance sheet composition with interest rate risk management to sustain reasonable and stable net interest income throughout various interest rate cycles. A standard set of alternate interest rate scenarios is compared to the results of the base case scenario to determine the extent of potential fluctuations and to establish exposure limits. The standard set of interest rate scenarios includes the traditional instantaneous parallel rate shifts of plus and minus 100 and 200 basis points. In addition, Regions includes simulations of gradual interest rate movements that may more realistically mimic potential interest rate movements. The gradual scenarios include curve steepening, flattening and parallel movements of various magnitudes phased in over a six-month period.

Exposure to Interest Rate Movements—As of December 31, 2007, Regions was moderately asset sensitive in positioning to both gradual and instantaneous rate shifts of plus or minus 100 or 200 basis points. Table 20 “Interest Rate Sensitivity” demonstrates the estimated potential effects that gradual (over six months beginning at December 31, 2007 and 2006, respectively) and instantaneous parallel interest rate shifts would have on Regions’ net interest income.

In January 2008, the Federal Reserve lowered the federal funds rate by 125 basis points in response to mounting concerns of a recession. As indicated above, Regions was moderately asset sensitive at year end 2007 and was in a similar position at the time of the Federal Reserve actions. As a result, Regions expects to experience a reduction in net interest income, which can be gauged by referring to Table 20 “Interest Rate Sensitivity.”

Table 20—Interest Rate Sensitivity

	Estimated % Change in Net Interest Income December 31
Gradual Change in Interest Rates	2007	2006
+ 200 basis points	1.7%	1.0%
+ 100 basis points	1.1	0.4
- 100 basis points	(1.1)	(0.5)
- 200 basis points	(3.2)	(0.6)

	Estimated % Change in Net Interest Income December 31
Instantaneous Change in Interest Rates	2007	2006
+ 200 basis points	1.1%	0.3%
+ 100 basis points	1.0	0.2
- 100 basis points	(1.5)	(0.3)
- 200 basis points	(4.5)	(0.6)

Derivatives—Regions uses financial derivative instruments for management of interest rate sensitivity. The Asset and Liability Committee (“ALCO”), in its oversight role for the management of interest rate sensitivity, approves the use of derivatives in balance sheet hedging strategies. The most common derivatives Regions employs are forward rate contracts, interest rate swaps, options on interest rate swaps, interest rate caps and floors, and forward sale commitments. Derivatives are also used to hedge the risks associated with customer derivatives.

Forward rate contracts are commitments to buy or sell financial instruments at a future date at a specified price or yield. Interest rate swaps are contractual agreements typically entered into to exchange fixed for variable streams of interest payments. The notional principal is not exchanged but is used as a reference for the size of interest settlements. Interest rate options are contracts that allow the buyer to purchase or sell a financial instrument at a predetermined price and time. Forward sale commitments are contractual obligations to sell market instruments at a future date for an already agreed-upon price. Foreign exchange forwards are contractual agreements to receive or deliver a foreign currency at an agreed-upon future date and price.

Regions has made use of interest rate swaps to effectively convert a portion of its fixed-rate funding position to a variable-rate position and, in some cases, to effectively convert a portion of its variable-rate loan portfolio to fixed-rate. Regions also uses derivatives to manage interest rate and pricing risk associated with its mortgage origination business. Futures contracts and forward sale commitments are used to protect the value of the loan pipeline and loans held for sale from changes in interest rates and pricing. In the period of time that elapses between the origination and sale of mortgage loans, changes in interest rates have the potential to cause a decline in the value of the loans in this held-for-sale portfolio.

Regions manages the credit risk of these instruments in much the same way as it manages credit risk of the loan portfolio by establishing credit limits for each counterparty and through collateral agreements for dealer transactions. For non-dealer transactions, the need for collateral is evaluated on an individual transaction basis and is primarily dependent on the financial strength of the counterparty. Credit risk is also reduced significantly by entering into legally enforceable master netting agreements. When there is more than one transaction with a counterparty and there is a legally enforceable master netting agreement in place, the exposure represents the net of the gain and loss positions with and collateral received from and/or posted to that counterparty. The “Credit Risk” section in this report contains more information on the management of credit risk.

Regions also uses derivatives to meet the needs of its customers. Interest rate swaps, interest rate options and foreign exchange forwards are the most common derivatives sold to customers. Positions with similar characteristics are used to hedge the market risk and minimize income statement volatility associated with this portfolio. Instruments used to service customers are entered into the trading account, with changes in value recorded in the consolidated statements of income.

The objective of Regions’ hedging strategies is to mitigate the impact of interest rate changes, from an economic perspective, on net interest income and the net present value of its balance sheet. The overall effectiveness of these hedging strategies is subject to market conditions, the quality of Regions’ execution, the accuracy of its valuation assumptions, counterparty credit risk and changes in interest rates. As a result, Regions’ hedging strategies may be ineffective in mitigating the impact of interest rate changes on its earnings. See to Note 20 “Derivative Financial Instruments and Hedging Activities” to the consolidated financial statements for a tabular summary of Regions’ year end derivatives positions.

PREPAYMENT RISK

Regions, like most financial institutions, is subject to changing prepayment speeds on mortgage-related assets under different interest rate environments. Prepayment risk is a significant risk to earnings and specifically to net interest income. For example, mortgage loans and other financial assets may be prepaid by a debtor, so that the debtor may refinance its obligations at lower rates. As loans and other financial assets prepay in a falling rate environment, Regions must reinvest these funds in lower-yielding assets. Prepayments of assets carrying higher rates reduce Regions’ interest income and overall asset yields. Conversely, in a rising rate environment, these assets will prepay at a slower rate, resulting in opportunity cost by not having the cash flow to reinvest at higher rates. Regions’ greatest exposure to prepayment risks primarily rests in its mortgage-backed securities portfolio, the mortgage fixed-rate loan portfolio and the mortgage servicing asset, all of which tend to be sensitive to interest rate movements. Regions also has prepayment risk that would be reflected in non-interest income in the form of servicing income on loans sold. Regions actively monitors prepayment exposure as part of its overall net interest income forecasting and interest rate risk management.

LIQUIDITY RISK

Liquidity is an important factor in the financial condition of Regions and affects Regions’ ability to meet the borrowing needs and deposit withdrawal requirements of its customers. Table 21 “Contractual Obligations” summarizes Regions’ contractual cash obligations at December 31, 2007. Regions intends to fund contractual obligations primarily through cash generated from normal operations. In addition to these obligations, Regions has obligations related to uncertain tax positions (see Note 19 “Income Taxes” to the consolidated financial statements), obligations related to its ownership interest in Visa USA Inc. (see discussion of other non-interest expense found earlier in this report), and potential litigation contingencies (see Note 23 “Commitments, Contingencies and Guarantees” to the consolidated financial statements).

Assets, consisting principally of loans and securities, are funded by customer deposits, purchased funds, borrowed funds and stockholders’ equity. Regions’ goal in liquidity management is to satisfy the cash flow requirements of depositors and borrowers, while at the same time meeting its cash flow needs. This is accomplished through the active management of both the asset and liability sides of the balance sheet. The liquidity position of Regions is monitored on a daily basis by Regions’ Treasury Division. In addition, the ALCO, which consists of members of Regions’ senior management team, reviews liquidity on a regular basis and approves any changes in strategy that are necessary as a result of asset/liability composition or anticipated cash flow changes. Management also compares Regions’ liquidity position to established corporate liquidity policies on a monthly basis.

Table 21—Contractual Obligations

	Payments Due By Period
	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years	Total
	(In thousands)
Long-term borrowings	$782,296	$3,875,010	$2,588,249	$4,079,235	$11,324,790
Time deposits	26,624,549	2,140,999	472,344	60,953	29,298,845
Lease obligations	143,519	248,843	181,402	537,436	1,111,200
Purchase obligations	52,657	53,528	8,379	—	114,564
Other	—	—	—	354,343	354,343

	$27,603,021	$6,318,380	$3,250,374	$5,031,967	$42,203,742

The securities portfolio is one of Regions’ primary sources of liquidity. Maturities of securities provide a constant flow of funds available for cash needs (see Table 12 “Relative Contractual Maturities and Weighted-Average Yields for Securities”). Maturities in the loan portfolio also provide a steady flow of funds (see Table 10 “Selected Loan Maturities”). At December 31, 2007, commercial loans, real estate construction loans and certain real estate mortgage loans with an aggregate balance of $21.7 billion, as well as securities of $674.6 million, were due to mature in one year or less. Additional funds are provided from payments on consumer loans and one- to four-family residential mortgage loans. Historically, Regions’ high levels of earnings have also contributed to cash flow. In addition, liquidity needs can be met by the purchase of funds in state and national money markets. Regions’ liquidity also continues to be enhanced by a relatively stable deposit base.

As reflected in the consolidated statements of cash flows, operating activities provided significant levels of funds in 2007, due primarily to high levels of net income. Investing activities were a net provider of funds in 2007, primarily due to proceeds from the sale and maturity of securities available for sale and the proceeds from sales of student loans, partially offset by the purchase of securities available for sale and increased lending activity. Financing activities were a net user of funds in 2007, reflecting a decrease in deposits, payments made on borrowings and repurchase of Regions stock in 2007.

Regions’ financing arrangement with the FHLB adds additional flexibility in managing its liquidity position. The maximum amount that could be borrowed from the FHLB under the current borrowing agreement is approximately $28.2 billion (see Note 12 “Long-Term Borrowings” to the consolidated financial statements). However, the actual borrowing capacity is contingent on the amount of collateral pledged to the FHLB. At December 31, 2007, approximately $6.3 billion of first mortgage loans on one- to four-family dwellings held by Regions Bank were pledged to secure borrowings from the FHLB. Investment in FHLB stock is required in relation to the level of outstanding borrowings. Regions held $200.8 million in FHLB stock at December 31, 2007. The FHLB has been and is expected to continue to be a reliable and economical source of funding. As of December 31, 2007, Regions’ borrowings from the FHLB totaled $3.9 billion.

As mentioned previously in the “Long-Term Borrowings” section of this report, in May 2007, Regions filed a shelf registration statement. The shelf allows for the issuance of an indeterminate amount of various debt and/or equity securities.

In addition, Regions Bank has the requisite agreements in place to issue and sell up to $4.5 billion of bank notes to institutional investors through placement agents as of December 31, 2007. The issuance of additional bank notes could provide a significant source of liquidity and funding to meet future needs.

Morgan Keegan maintains certain lines of credit with unaffiliated banks to manage liquidity in the ordinary course of business. See Note 11 “Short-Term Borrowings” to the consolidated financial statements for further details.

Regions can borrow a maximum amount of approximately $12.9 billion from the Federal Reserve Bank. See Note 12 “Long-term Borrowings” to the consolidated financial statements for further detail.

As an additional source of liquidity, Regions periodically sells commercial loans to qualifying special purpose entities known as conduits in securitization transactions. The conduits are financed by the issuance of securities to asset-backed commercial paper issuers. The transactions are accounted for as sales and allow Regions to utilize its asset capacity and capital for higher-yielding interest-earning assets, while continuing to manage customer relationships. At December 31, 2007, the outstanding balance of commercial loans sold to conduits was $41.5 million compared to $431.7 million in 2006. The decrease is primarily due to unfavorable conditions in the asset-backed commercial paper market which developed in the latter half of 2007, leading management to reduce exposure in this area. While the conduit transactions are a source of funding, these off-balance sheet arrangements have the potential to require Regions to provide funding to the conduits in the event of a liquidity shortage.

If Regions is unable to maintain or renew its financing arrangements, obtain funding in the capital markets on reasonable terms or experiences a decrease in earnings, it may be required to slow or reduce the growth of the assets on its balance sheet, which may adversely impact its earnings.

MARKET AND OTHER BROKERAGE-RELATED RISK

Morgan Keegan’s business activities, including its securities inventory positions and securities held for investment, expose it to market risk.

Morgan Keegan trades for its own account in corporate and tax-exempt securities and U.S. Government agency and guaranteed securities. Most of these transactions are entered into to facilitate the execution of customers’ orders to buy or sell these securities. In addition, it trades certain equity securities in order to “make a market” in these securities. Morgan Keegan’s trading activities require the commitment of capital. All principal transactions place the subsidiary’s capital at risk. Profits and losses are dependent upon the skills of employees and market fluctuations. In order to mitigate the risks of carrying inventory and as part of other normal brokerage activities, Morgan Keegan assumes short positions on securities. The establishment of short positions exposes Morgan Keegan to off-balance sheet risk in the event that prices increase, as it may be obligated to cover such positions at a loss. Morgan Keegan manages its exposure to these instruments by entering into offsetting or other positions in a variety of financial instruments.

In the normal course of business, Morgan Keegan enters into underwriting and forward and future commitments. At December 31, 2007, the contract amounts of futures contracts were $4.1 million to purchase and $50.9 million to sell U.S. Government and municipal securities. Morgan Keegan typically settles its position by entering into equal but opposite contracts and, as such, the contract amounts do not necessarily represent future cash requirements. Settlement of the transactions relating to such commitments is not expected to have a material effect on Regions’ consolidated financial position. Transactions involving future settlement give rise to market risk, which represents the potential loss that can be caused by a change in the market value of a particular financial instrument. Regions’ exposure to market risk is determined by a number of factors, including the size, composition and diversification of positions held, the absolute and relative levels of interest rates, and market volatility.

Additionally, in the normal course of business, Morgan Keegan enters into transactions for delayed delivery, to-be-announced securities, which are recorded in trading account assets on the consolidated balance sheets at fair value. Risks arise from the possible inability of counterparties to meet the terms of their contracts and from unfavorable changes in interest rates or the market values of the securities underlying the instruments. The credit risk associated with these contracts is typically limited to the cost of replacing all contracts on which Morgan Keegan has recorded an unrealized gain. For exchange-traded contracts, the clearing organization acts as the counterparty to specific transactions and, therefore, bears the risk of delivery to and from counterparties.

Interest rate risk at Morgan Keegan arises from the exposure of holding interest-sensitive financial instruments such as government, corporate and municipal bonds, and certain preferred equities. Morgan Keegan manages its exposure to interest rate risk by setting and monitoring limits and, where feasible, entering into offsetting positions in securities with similar interest rate risk characteristics. Securities inventories, recorded in trading account assets on the consolidated balance sheets, are marked-to-market and, accordingly, there are no unrecorded gains or losses in value. While a significant portion of the securities inventories have contractual maturities in excess of five years, these inventories, on average, turn over in excess of twelve times per year. Accordingly, the exposure to interest rate risk inherent in Morgan Keegan’s securities inventories is less than that of similar financial instruments held by firms in other industries. Morgan Keegan’s equity securities inventories are exposed to risk of loss in the event of unfavorable price movements. Also, Morgan Keegan is subject to credit risk arising from non-performance by trading counterparties, customers and issuers of debt securities owned. This risk is managed by imposing and monitoring position limits, monitoring trading counterparties, reviewing security concentrations, holding and marking to market collateral, and conducting business through clearing organizations that guarantee performance. Morgan Keegan regularly participates in the trading of some derivative securities for its customers; however, this activity does not involve Morgan Keegan acquiring a position or commitment in these products and this trading is not a significant portion of Morgan Keegan’s business.

To manage trading risks arising from interest rate and equity price risks, Regions uses a Value at Risk (“VAR”) model to estimate the potential fair value the Company could lose on its trading positions given a specified statistical confidence level and time-to-liquidate time horizon. The end-of-period VAR was approximately $1.8 million as of December 31, 2007 and approximately $910,000 as of December 31, 2006. Maximum daily VAR utilization during 2007 was $6.8 million and average daily VAR during the same period was $1.2 million.

CREDIT RISK

Regions’ objective regarding credit risk is to maintain a high-quality credit portfolio that provides for stable credit costs with acceptable volatility through an economic cycle.

Management Process

Regions employs a credit risk management process with defined policies, accountability and regular reporting to manage credit risk in the loan portfolio. Credit risk management is guided by credit policies that provide for a consistent and prudent approach to underwriting and approvals of credits. Within the Credit Policy department, procedures exist that elevate the approval requirements as credits become larger and more complex. Generally, consumer credits and smaller commercial credits are centrally underwritten based on custom credit matrices that are modified as appropriate. Larger commercial and commercial real estate transactions are individually underwritten, risk-rated, approved and monitored.

Responsibility and accountability for adherence to underwriting policies and accurate risk ratings lies in the lines of business. For consumer and small business portfolios, the risk management process focuses on managing customers who become delinquent in their payments and managing performance of the credit scorecards, which are periodically adjusted based on credit performance. Commercial business units are responsible for underwriting new business and on an ongoing basis, monitoring the credit of their portfolios, including a complete review of the borrower semi-annually or more frequently as needed.

To ensure problem commercial credits are identified on a timely basis, several specific portfolio reviews occur each quarter to assess the larger adversely rated credits for accrual status and, if necessary, to ensure such individual credits are transferred to Regions’ Special Asset Group, which specializes in managing distressed credit exposures.

Separate and independent commercial credit and consumer credit risk management organizational groups exist, which report to the Chief Credit Officer. These organizational units partner with the business line to assist in the processes described above, including the review and approval of new business and ongoing assessments of existing loans in the portfolio. Independent commercial and consumer credit risk management provides for more accurate risk ratings and the timely identification of problem credits, as well as oversight for the Chief Credit Officer on conditions and trends in the credit portfolios.

Credit quality and trends in the loan portfolio are measured and monitored regularly and detailed reports, by product and business unit, are reviewed by line of business personnel and the Chief Credit Officer. The Chief Credit Officer reviews summaries of these credit reports with executive management and the Board of Directors. Finally, the Credit Review department provides ongoing independent oversight of the credit portfolios to ensure policies are followed, credits are properly risk-rated and that key credit control processes are functioning as intended.

Risk Characteristics of the Loan Portfolio

In order to assess the risk characteristics of the loan portfolio, it is appropriate to consider the current U.S. economic environment and that of Regions’ primary banking markets, as well as risk factors within the three major categories of loans—commercial, real estate and consumer.

Economic Environment in Regions’ Banking Markets

The largest factor influencing the credit performance of Regions’ loan portfolio is the overall economic environment in the U.S. and the primary markets in which it operates. The U.S. economy slowed in 2007, as evidenced by declining growth in Gross Domestic Product and a notably weaker housing market.

Housing weakened considerably during 2007 and the risk of recession is significantly increasing due to the negative impact housing is having on the overall economy. This weakness prompted the Federal Reserve to cut interest rates during the second half of 2007 and into 2008, including the 125-basis-points cuts in January 2008, in order to add liquidity to the markets. Within the Regions footprint, the housing slowdown has been relatively severe in parts of Florida, and Atlanta, Georgia has also experienced pockets of overbuilding. Both areas had experienced above-average price increases and construction activity in recent years. The slowdown is manifesting itself through decreases in housing permits, starts and sales, falling prices and excess unsold inventory on the market. Management anticipates that the housing industry will remain weak throughout 2008.

While the conditions outside of the residential real estate industry remain generally sound, there has been a decrease in job creation and increases in unemployment in states within our footprint. Industries reliant upon a strong housing market are being negatively affected, including title and mortgage companies, and manufacturers, wholesalers and retailers of building supplies, home furnishings and appliances.

The economic environment became more challenging during 2007, particularly for borrowers directly or indirectly tied to the housing industry. Other indicators of economic strains include oil prices that have continued to increase, consumer debt levels remaining at record levels and the consumer savings rate being negative. Additionally, the volumes of adjustable-rate mortgages subject to rate reset will be at record levels over the next 24 to 36 months on a national basis. These factors will only add more strain to consumers.

Portfolio Characteristics

Regions has a well-diversified loan portfolio, in terms of product type, collateral and geography. At December 31, 2007, commercial loans represented 22 percent of total loans, net of unearned income, real estate mortgage loans (including residential one- to four-family) represented 41 percent, real estate construction loans were 15 percent and consumer loans comprised the remaining 22 percent.

Commercial—The commercial loan portfolio totaled $20.9 billion at year end 2007 and primarily consists of loans to middle market commercial customers doing business in Regions’ geographic footprint. Loans in this portfolio are generally underwritten individually and usually secured with the assets of the company and/or the personal guarantee of the business owners.

Net charge-offs on commercial loans were 0.31 percent of average commercial loans in 2007 compared to 0.22 percent in 2006. This increase was due in large part to the performance of a small number of specific credits.

Real Estate Mortgage—The real estate mortgage portfolio totaled $39.3 billion at year end 2007 and includes various loan types. A large portion is owner-occupied loans to businesses for long-term financing of land and buildings. These loans are generally underwritten and managed in the commercial business line. Regions attempts to minimize risk on owner-occupied properties by requiring collateral values that exceed the loan amount, adequate cash flow to service the debt, and in many cases, the personal guarantees of principals of the borrowers.

Another large component of real estate mortgage loans is loans to real estate developers and investors for the financing of land or buildings, where the repayment is generated from the sale of the real estate or income generated by the real estate property. While losses on these types of real estate mortgage loans have been very low for a number of years, they did rise in 2007 in reaction to a slowing economy and its effects on demand for real estate properties. Regions expects that losses on these types of loans will continue to rise during 2008.

Also included in the real estate mortgage loan category are loans on one- to four-family residential properties, which are secured principally by single-family residences. Loans of this type are generally smaller in size and are geographically dispersed throughout Regions’ market areas, with some guaranteed by government agencies or private mortgage insurers. Losses on the residential loan portfolio depend, to a large degree, on the level of interest rates, the unemployment rate, economic conditions and collateral values, and thus, are difficult to predict. During 2007, losses on single-family residences were relatively low. However, Regions expects losses on loans of this type to increase moderately during 2008, driven by the general housing slowdown throughout the U.S., including areas within Regions’ operating footprint.

Real Estate Construction—These loans are primarily extensions of credit to real estate developers or investors where repayment is dependent on the sale of real estate or income generated from the real estate collateral. A construction loan may also be made to a commercial business for the development of land or buildings where the repayment is usually derived from revenues generated from the business of the borrower. These loans are generally underwritten and managed by a specialized real estate group that also manages loan disbursements during the construction process. As of December 31, 2007, real estate construction loans were $14.0 billion or 15 percent of Regions’ total loan portfolio. Most construction credits were to finance shopping centers, apartment complexes, condominiums, commercial buildings and residential property development. These loans are generally vulnerable to economic downturns in periods of high interest rates and declines in property values.

Included in the real estate construction loan category are loans to residential homebuilders. The chart and table below provide details related to this residential homebuilder portfolio, which totaled $7.2 billion at December 31, 2007. Further details about this portfolio are also provided in the Balance Sheet Analysis section, found earlier in this report. Credit quality of the construction portfolio is sensitive to risks associated with construction loans such as cost overruns, project completion risk, general contractor credit risk, environmental and other hazard risks, and market risks associated with the sale or rental of completed properties. While losses within this portfolio have been low historically, they increased in 2007 largely as a result of the stresses described above. These stresses are expected to continue throughout 2008 and, accordingly, losses on real estate construction loans are expected to continue to rise as well.

RESIDENTIAL HOMEBUILDER PORTFOLIO

(In millions)

	Alabama	East(1)	Florida	Midwest(2)	Southwest(3)	Tennessee	Other	Total
	(In thousands)
Non-accruing	$17,648	$56,543	$104,896	$45,030	$10,145	$23,698	$45	$258,005
Accruing	784,398	2,284,528	1,903,195	782,222	318,790	697,242	176,799	6,947,174

Total outstanding	$802,046	$2,341,071	$2,008,091	$827,252	$328,935	$720,940	$176,844	$7,205,179

(1)	East consists of Georgia, North Carolina and South Carolina
(2)	Midwest consists of Arkansas, Illinois, Indiana, Iowa, Kentucky, Missouri and Texas
(3)	Southwest consists of Louisiana and Mississippi

Home Equity Lending—This portfolio contains home equity loans and lines of credit totaling $15.0 billion as of year end 2007. This entire portfolio was originated through Regions’ and its acquired banks’ branch network, with none having been obtained through brokers or other third parties. Losses on home equity lending have begun moving from historic lows to more normalized levels. As a percentage of outstanding home equity loans and lines, losses decreased in 2007 to 0.27 percent from 0.34 percent in 2006. The Company had credit insurance covering approximately $533 million of higher-risk lines as of year end. These lines were generally in a second lien position with loan-to-values above 90 percent.

Indirect and Other Consumer Lending—Loans within the indirect portfolio, which consist mainly of automobile, marine and recreational vehicle loans originated through third-party business relationships, totaled $3.9 billion as of year end 2007. Other consumer loans, which consist primarily of borrowings for home improvements, student loans, automobiles, overdrafts and other personal household purposes, totaled $2.2 billion as of year end.

Losses on home equity and other consumer lending began to increase in the latter half of 2007 due to deterioration of general economic conditions, including unfavorable changes in housing demand and property values. These portfolios will continue to be impacted by these factors, which Regions believes will remain pressured in 2008 and, therefore, the Company expects losses to rise modestly during 2008.

Allowance for Credit Losses

The allowance for credit losses represents management’s estimate of credit losses inherent in the portfolio as of year end. The allowance for credit losses consists of two components: the allowance for loan losses and the reserve for unfunded credit commitments. Management’s assessment of the adequacy of the allowance for credit losses is based on the combination of both of these components. Regions determines its allowance for credit losses in accordance with regulatory guidance, Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan” (“FAS 114”) and Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (“FAS 5”). Binding unfunded credit commitments include items such as letters of credit, financial guarantees and binding unfunded loan commitments.

At December 31, 2007, the allowance for credit losses totaled $1.4 billion or 1.45 percent of total loans, net of unearned income compared to $1.1 billion or 1.17 percent at year end 2006. The increase in the allowance for credit loss ratio reflects management’s estimate of the level of inherent losses in the portfolio, which management believes increased significantly during the fourth quarter of 2007 due to a slowing economy and a weakening housing market. The increase in non-performing assets was a key determining factor in the assessment of inherent losses and, as a result, was an important factor in determining the allowance level. Non-performing assets increased from $379.1 million at December 31, 2006 to $864.1 million at December 31, 2007, with $275.7 million of the increase occurring during the fourth quarter of 2007. Details regarding the allowance for credit losses, including an analysis of activity from the previous year’s total, are included in Table 22 “Allowance for Credit Losses.” Management expects the allowance for credit loss ratio to vary over time due to changes in economic conditions, loan mix and collateral values, or variations in other factors that may affect inherent losses.

Factors considered by management in determining the adequacy of the allowance for credit losses include, but are not limited to: (1) detailed reviews of individual loans; (2) historical and current trends in gross and net loan charge-offs for the various portfolio segments evaluated; (3) the level of the allowance for credit losses in relation to total loans and to historical loss levels; (4) levels and trends in non-performing and past due loans; (5) collateral values of properties securing loans; (6) the composition of the loan portfolio, including unfunded credit commitments; and (7) management’s analysis of economic conditions.

Various departments, including Credit Review, Commercial and Consumer Credit Risk Management, and Special Assets, are involved in the credit risk management process to assess the accuracy of risk ratings, the quality of the portfolio and the estimation of inherent credit losses in the loan portfolio. This comprehensive process also assists in the prompt identification of problem credits.

For the majority of the loan portfolio, management uses information from its ongoing review processes to stratify the loan portfolio into pools sharing common risk characteristics. Loans that share common risk characteristics are assigned a portion of the allowance for credit losses based on the assessment process described above. Credit exposures are categorized by type and assigned estimated amounts of inherent loss based on several factors, including current and historical loss experience for each pool and management’s judgment of current economic conditions and their expected impact on credit performance.

Impaired loans are defined as commercial and commercial real estate loans (excluding leases) on non-accrual status. All loans that management has identified as impaired, and that are greater than $2.5 million, are evaluated individually for purposes of determining appropriate allowances for credit losses. This process results in what are internally called FAS 114 Specific Reserves. In the Specific Reserve process, loans are valued based on the most suitable valuation technique as defined in FAS 114 (see Note 1 “Summary of Significant Accounting Policies” to the consolidated financial statements). If current valuations are lower than the current book balance of the credit, the negative differences are reviewed for possible charge-off. In instances where management determines that a charge-off is not appropriate, a FAS 114 Specific Reserve is established for the individual loan in question. That Specific Reserve is incorporated as a part of the overall allowance for credit losses. At December 31, 2007, loans qualifying for FAS 114 consideration totaled $660.4 million with Specific Reserves of $58.7 million. This compares to total loans qualifying for FAS 114 of $237.5 million with Specific Reserves of $17.6 million at December 31, 2006.

Management considers the current level of allowance for credit losses adequate to absorb losses inherent in the loan portfolio and unfunded commitments. Management’s determination of the adequacy of the allowance for credit losses, which is based on the factors and risk identification procedures previously discussed, requires the use of judgments and estimations that may change in the future. Changes in the factors used by management to determine the adequacy of the allowance or the availability of new information could cause the allowance for credit losses to be increased or decreased in future periods. In addition, bank regulatory agencies, as part of their examination process, may require changes in the level of the allowance based on their judgments and estimates.

Table 22—Allowance for Credit Losses

	2007	2006	2005	2004	2003
	(In thousands)
Allowance for loan losses at January 1	$1,055,953	$783,536	$754,721	$454,057	$437,164
Loans charged-off:
Commercial	102,890	72,035	93,206	92,610	64,557
Real estate—mortgage	59,417	51,014	62,534	39,078	38,203
Real estate—construction	32,582	9,986	7,365	5,620	5,443
Equity	54,010	37,434	3,675	6,273	4,861
Indirect	36,242	18,419	17,925	13,574	7,744
Other consumer	82,424	30,591	27,025	31,217	24,061

	367,565	219,479	211,730	188,372	144,869

Recoveries of loans previously charged-off:
Commercial	29,537	34,495	36,753	18,701	9,496
Real estate—mortgage	10,076	9,781	13,112	8,450	8,032
Real estate—construction	2,035	2,999	1,318	7,610	1,771
Equity	13,336	7,714	1,558	1,333	1,250
Indirect	15,704	7,878	6,800	5,776	5,182
Other consumer	26,355	16,671	16,004	15,522	14,531

	97,043	79,538	75,545	57,392	40,262

Net charge-offs
Commercial	73,353	37,540	56,453	73,909	55,061
Real estate—mortgage	49,341	41,233	49,422	30,628	30,171
Real estate—construction	30,547	6,987	6,047	(1,990)	3,672
Equity	40,674	29,720	2,117	4,940	3,611
Indirect	20,538	10,541	11,125	7,798	2,562
Other consumer	56,069	13,920	11,021	15,695	9,530

	270,522	139,941	136,185	130,980	104,607
Allowance of purchased institutions at acquisition date	—	335,833	—	303,144	—
Allowance allocated to sold loans and loans transferred to loans held for sale	(19,369)	(14,140)	—	—	—
Transfer to/from reserve for unfunded credit commitments(1)	—	(51,835)	—	—	—
Provision for loan losses from continuing operations	555,000	142,373	166,746	124,215	121,045
Provision (credit) for loan losses from discontinued operations	182	127	(1,746)	4,285	455

Allowance for loan losses at December 31	$1,321,244	$1,055,953	$783,536	$754,721	$454,057

Reserve for unfunded credit commitments at January 1	$51,835	$—	$—	$—	$—
Transfer from/to allowance for loan losses(1)	—	51,835	—	—	—
Provision for unfunded credit commitments	6,419	—	—	—	—

Reserve for unfunded credit commitments at December 31	$58,254	$51,835	$—	$—	$—

Allowance for credit losses	$1,379,498	$1,107,788	$783,536	$754,721	$454,057

(1)	During the fourth quarter of 2006, Regions transferred the portion of the allowance for loan losses related to unfunded credit commitments to other liabilities.

	2007	2006	2005	2004	2003
	(In thousands)
Loans, net of unearned income outstanding at end of period	$95,378,847	$94,550,602	$58,404,913	$57,526,954	$32,184,323
Average loans, net of unearned income outstanding for the period	$94,372,061	$64,765,653	$58,002,167	$44,667,472	$31,455,173

Ratios:
Allowance for loan losses at end of period to loans, net of unearned income	1.39%	1.12%	1.34%	1.31%	1.41%
Allowance for credit losses at end of period to loans, net of unearned income	1.45	1.17	1.34	1.31	1.41
Net charge-offs as percentage of:
Average loans, net of unearned income	0.29	0.22	0.23	0.29	0.33
Provision for loan losses	48.7	98.2	82.5	101.9	86.1
Allowance for credit losses	19.6	12.6	17.4	17.4	23.0

NON-PERFORMING ASSETS

Non-performing assets consists of loans on non-accrual status and foreclosed properties. Loans are placed on non-accrual status when management has determined that payment of all contractual principal and interest is in doubt, or the loan is past due 90 days or more as to principal and interest unless well-secured and in the process of collection. Uncollected interest income accrued on non-accrual loans in the current year is reversed and charged to interest income. Uncollected interest accrued from prior years on loans placed on non-accrual status in the current year is charged against the allowance for loan losses.

At December 31, 2007, non-performing assets totaled $864.1 million, or 0.90 percent of ending loans, compared to $379.1 million, or 0.40 percent of loans, at December 31, 2006. The increase in non-performing assets at December 31, 2007, was largely influenced by growth in non-performing loans in the fourth quarter of 2007 due to the residential homebuilder portfolio as previously discussed. Sales of non-accrual loans during the second half of 2007 totaling $74.2 million partially offset the otherwise higher level of non-performing assets. Associated with the non-performing loans sale, Regions recorded an additional $11 million of loan loss provision, which coupled with $7 million of existing reserves on these loans resulted in an $18 million reduction in the allowance for loan losses in the third quarter of 2007. Changes in economic conditions and real estate demand in Regions’ markets are likely to further increase the level of non-performing assets during 2008.

Foreclosed properties, a subset of non-performing assets, totaled $120.5 million at December 31, 2007 and $72.7 million at December 31, 2006. Regions’ foreclosed properties are composed primarily of a number of small to medium-size properties that are diversified geographically throughout the franchise. Foreclosed properties are recorded at the lower of the recorded investment in the loan or fair value less the estimated cost to sell. Table 23 “Non-Performing Assets” presents information on non-performing loans and foreclosed properties acquired in settlement of loans.

Table 23—Non-Performing Assets

	2007	2006	2005	2004	2003
	(In thousands)
Non-accrual loans	$743,589	$306,471	$341,418	$388,658	$251,230
Foreclosed properties	120,465	72,663	65,459	63,598	52,195

Total non-performing assets*	$864,054	$379,134	$406,877	$452,256	$303,425

Non-performing assets* to loans (net of unearned income) and foreclosed properties	0.90%	0.40%	0.70%	0.92%	1.05%
Accruing loans 90 days past due	$356,685	$143,868	$87,523	$74,777	$35,187

*	Exclusive of accruing loans 90 days past due

At December 31, 2007 and 2006, Regions had approximately $221.5 million and $13.6 million, respectively, of potential problem commercial loans that were not included in non-accrual loans or in the accruing loans 90 days past due categories at year end, but for which management had concerns as to the ability of such borrowers to comply with their present loan repayment terms. At December 31, 2007, none of the $13.6 million from 2006 remained categorized as potential problem loans. These loans either migrated to non-performing status or were no longer considered potential problem loans.

As a result of the unfavorable trends in credit quality previously described, including the expectation of rising non-performing asset levels driven largely by deterioration in the Company’s residential homebuilder portfolio, management expects that net loan charge-offs could rise to 0.55 percent to 0.65 percent of net loans for the year ended December 31, 2008. This forecast was made as of year end 2007 and actual results could vary from this forecast, which is subject to changes in assumed underlying economic conditions and other influential factors.

FINANCIAL DISCLOSURE AND INTERNAL CONTROLS

Regions has always maintained internal controls over financial reporting, which generally include those controls relating to the preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the U.S. As a bank holding company, Regions is subject to the internal control reporting and attestation requirements of the Federal Deposit Insurance Corporation Improvement Act and, therefore, is very familiar with the process of maintaining and evaluating internal controls over financial reporting. Regions’ process starts with understanding the risks facing each of its functions and areas; how those risks are controlled or mitigated; and how management monitors those controls to ensure that they are in place and effective. These risks, control procedures and monitoring tools are documented in a standard format. This format not only documents the internal control structures over all significant accounts, but also places responsibility on management for establishing feedback mechanisms to ensure that controls are effective. These monitoring procedures are also part of management’s testing of internal controls. At least quarterly, each area updates and assesses the adequacy of its documented internal controls. If changes are necessary, updates are made more frequently.

Regions also has established processes to ensure appropriate disclosure controls and procedures are maintained. These controls and procedures as defined by the SEC are generally designed to ensure that financial and non-financial information required to be disclosed in reports filed with the SEC is reported within the time periods specified in the SEC’s rules and forms, and that such information is communicated to management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure.

Regions’ Disclosure Review Committee, which includes representatives from the legal, risk management, accounting, investor relations and audit departments, meets quarterly to review recent internal and external events to determine whether all appropriate disclosures have been made in reports filed with the SEC. In addition, the CEO and CFO meet quarterly with the SEC Filings Review Committee, which includes senior representatives from accounting, legal, risk management, audit, operations and technology, as well as from the core business segments. The SEC Filings Review Committee reviews certain reports to be filed with the SEC, including Forms 10-K and 10-Q, and Proxy filings, and evaluates the adequacy and accuracy of the disclosures. As part of this process, certifications of internal control effectiveness are obtained from all core business segments, accounting, legal, risk management, and operations and technology. These certifications are reviewed and presented to the CEO and CFO as evidence of the Company’s assessment of internal controls over financial reporting. The Forms 10-K and 10-Q are presented to the Audit Committee of the Board of Directors for approval. Financial results and other financial information are also reviewed with the Audit Committee on a quarterly basis.

As required by applicable regulatory pronouncements, the CEO and the CFO review and make various certifications regarding the accuracy of Regions’ periodic public reports filed with the SEC, as well as the effectiveness of disclosure controls and procedures and internal controls over financial reporting. With the assistance of the financial review committees, Regions will continue to assess and monitor disclosure controls and procedures and internal controls over financial reporting, and will make refinements as necessary.

Regions’ common stock is listed on the New York Stock Exchange (“NYSE”) and, therefore, Regions is required to comply with NYSE corporate governance listing standards. During 2007, Regions submitted to the NYSE the CEO Certification required under Section 303A of the NYSE corporate governance listing standards. In addition, the CEO and CFO Certifications that are required under Section 302 of the Sarbanes-Oxley Act of 2002 are filed as Exhibits 31.1 and 31.2, respectively.

COMPARISON OF 2006 WITH 2005

Earnings in 2006 benefited from the acquisition of AmSouth, which closed on November 4, 2006, resulting in approximately two additional months of higher earnings as compared to 2005. Comparisons of 2006 to 2005 are therefore significantly impacted by the merger. Other than the merger-related increase, the primary drivers of 2006 earnings were Regions’ net interest income contribution, record performance at Morgan Keegan, overall expense control and lower credit costs.

Net income from continuing operations in 2006 was $1.4 billion, or $2.71 per diluted share, representing a 31 percent increase from 2005 diluted earnings per share of $2.07. Net income in 2006 includes after-tax merger charges (related to the AmSouth merger) of $60.3 million, or 12 cents per diluted share, compared to 2005 after-tax merger charges (related to the Union Planters merger) of $109.7 million, or 23 cents per diluted share. Return on average stockholders’ equity was 10.94 percent for 2006 as compared to 9.37 percent for 2005, while return on average assets was 1.41 percent for 2006, up from the 2005 level of 1.18 percent.

During 2006, the Federal Reserve raised interest rates four times (100 basis points). The yield curve became inverted due to short-term rates increasing without similar increases in long-term rates. However, Regions was able to counter this effect with prudent loan and deposit pricing and balance sheet positioning. As a result, increases in Regions’ interest-earning asset yields outpaced increases in interest-bearing liability costs, leading to an increased interest rate spread compared to 2005. This increase in spread helped bolster the net interest margin, which increased from 3.91 percent in 2005 to 4.17 percent in 2006. Over that same period, net interest income increased 19 percent to $3.3 billion in 2006 from $2.8 billion in 2005. Growth in average interest-earning assets and the addition of AmSouth operations also contributed to the increase in net interest income.

The following discussion of non-interest income and expense is from continuing operations and excludes EquiFirst, which is reported separately as discontinued operations in the consolidated statements of income.

Non-interest income (excluding securities gains/losses) totaled $2.0 billion, or 37 percent of total revenue (on a fully taxable-equivalent basis) in 2006, compared to $1.7 billion, or 37 percent of total revenue (on a fully taxable-equivalent basis) in 2005.

Service charges on deposit accounts increased 30 percent to $722.0 million, due primarily to an increase in the number of total deposit accounts, as well as a revised fee schedule and the addition of new accounts in connection with the AmSouth merger.

Brokerage and investment banking revenues increased in 2006 to $669.4 million, compared to $548.7 million in 2005. The increase was attributable to strong private client streams, strong equity capital markets, solid fixed-income capital markets banking activity, and a continuing focus on asset management and investment advisory revenues during 2006.

In addition, trust income increased 24 percent to $158.2 million in 2006 versus $127.8 million in 2005 due to higher asset values, increased fees and additional activity from trust accounts added in connection with the AmSouth merger.

In 2006, mortgage income decreased 11 percent to $178.7 million compared to $201.5 million in 2005, the result of rising interest rates and decreased loan demand, partially offset by the addition of AmSouth activity in the last two months of the year.

Regions reported net gains of $8.1 million from the sale of securities available for sale in 2006, compared to net losses of $18.9 million in 2005. These gains and losses were primarily related to the sale of agency and mortgage-related securities in conjunction with balance sheet management activities.

Other income increased seven percent to $293.3 million in 2006, primarily due to increases in commercial credit fee income and insurance commissions and fees. Commercial credit fee income increased 31 percent due to continued improvements in the sales process and a favorable yield curve environment. Insurance commissions and fees increased seven percent to $85.5 million due to revenue from commissions related to new business production, acquisitions, and increased cross-selling efforts with Regions’ banking and brokerage segments.

Non-interest expense totaled $3.2 billion in 2006 compared to $2.9 billion in 2005. Included in non-interest expense are merger-related charges of $88.7 million in 2006 and $168.8 million in 2005. The 2006 overall expense level was impacted by approximately two additional months of former AmSouth operations.

Salaries and employee benefits increased 11 percent to $1.9 billion in 2006 compared to $1.7 billion in 2005, primarily due to the November 2006 addition of approximately 12,000 legacy AmSouth associates, as well as normal annual compensation adjustments and higher incentive payouts. Excluding $65.7 million of merger-related charges in 2006 and $73.6 million in 2005, salaries and benefits increased 12 percent in 2006. See Table 8 “Non-Interest Expense (including Non-GAAP reconciliation)” for further details.

Net occupancy expense increased 16 percent to $254.6 million in 2006, primarily attributable to expenses added in connection with the AmSouth acquisition, new and acquired branch offices and rising price levels. Furniture and equipment expense in 2006 totaled $157.9 million, a 23 percent increase over the prior year. In addition to the higher merger-related expense base, furniture and equipment associated with the addition of new branch offices was also a factor.

Other non-interest expense increased two percent to $931.7 million in 2006 primarily due to a $48.0 million increase in impairment of mortgage servicing rights, merger-related costs of $19.1 million and an increase in amortization of core deposit intangibles (primarily related to intangibles added in the AmSouth merger) of $17.5 million. Partially offsetting these increases were reductions in legal and other professional fees and amortization of mortgage servicing rights.

Regions’ provision for income taxes from continuing operations in 2006 increased $223.2 million compared to 2005 due to an overall increase in consolidated pre-tax income, partially driven by the AmSouth merger. The effective tax rate from continuing operations was 31.1 percent in 2006 compared to 29.1 percent in 2005. The increase is due to the merger with AmSouth, coupled with increased consolidated net income.

Non-performing assets decreased $27.7 million or seven percent to $379.1 million in 2006 from $406.9 million in 2005. Although affected by the addition of merger-related non-performing assets, generally improving credit quality and the sale of $85.4 million in non-accrual loans during the year resulted in an overall decline in non-performing assets. Non-performing assets as a percentage of loans plus foreclosed properties was 0.40 percent as of December 31, 2006, compared to 0.70 percent at year end 2005.

Net charge-offs increased $3.8 million, or three percent, in 2006 due to the merger with AmSouth, offset somewhat by improving credit quality. However, aided by a larger loan portfolio in 2006 compared to 2005, the net-charge-off ratio improved one basis point from 0.23 percent to 0.22 percent. The provision for loan losses from continuing operations decreased $24.4 million to $142.4 million, reflecting the improved credit environment during 2006. The allowance for credit losses increased $324.3 million to $1.1 billion or 1.17 percent of total loans in 2006, compared to $783.5 million or 1.34 percent at year end 2005. The increase in the allowance for credit losses was driven by the larger loan portfolio, a result of loans added in the AmSouth acquisition. The decrease in the allowance for credit losses to total loans ratio was primarily due to the acquisition of AmSouth, which had a ratio lower than that of Regions.

Table 24—Quarterly Results of Operations

	2007				2006
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(In thousands, except per share data)
Total interest income	$1,934,168	$2,013,120	$2,027,480	$2,099,895	$1,883,590	$1,328,301	$1,251,293	$1,185,933
Total interest expense	889,956	933,339	922,145	930,857	823,438	561,922	502,451	453,005

Net interest income	1,044,212	1,079,781	1,105,335	1,169,038	1,060,152	766,379	748,842	732,928
Provision for loan losses	358,000	90,000	60,000	47,000	59,825	24,914	30,014	27,620

Net interest income after provision for loan losses	686,212	989,781	1,045,335	1,122,038	1,000,327	741,465	718,828	705,308
Total non-interest income, excluding securities gains (losses)	733,023	705,150	729,607	696,608	637,589	453,279	470,349	460,380
Securities gains (losses)	(45)	23,994	(32,806)	304	(20)	8,104	28	11
Total non-interest expense	1,348,256	1,145,394	1,057,735	1,108,966	1,091,200	688,351	695,463	729,012

Income before income taxes from continuing operations	70,934	573,531	684,401	709,984	546,696	514,497	493,742	436,687
Income tax (benefit) expense	(181)	179,291	230,669	235,908	174,701	156,575	150,280	137,545

Income from continuing operations	71,115	394,240	453,732	474,076	371,995	357,922	343,462	299,142

(Loss) income from discontinued operations before income taxes	(765)	(122)	(682)	(215,818)	(17,718)	(10,442)	2,991	(7,437)
Income tax (benefit) expense from discontinued operations	(291)	(46)	(259)	(74,723)	(7,274)	(4,177)	1,196	(2,975)

(Loss) income from discontinued operations, net of tax	(474)	(76)	(423)	(141,095)	(10,444)	(6,265)	1,795	(4,462)

Net income	$70,641	$394,164	$453,309	$332,981	$361,551	$351,657	$345,257	$294,680

Earnings per share from continuing operations(1):
Basic	$0.10	$0.56	$0.64	$0.65	$0.58	$0.79	$0.75	$0.66
Diluted	0.10	0.56	0.63	0.65	0.58	0.78	0.75	0.65
Earnings per share from discontinued operations(1):
Basic	0.00	0.00	0.00	(0.19)	(0.02)	(0.01)	0.00	(0.01)
Diluted	0.00	0.00	0.00	(0.19)	(0.02)	(0.01)	0.00	(0.01)
Earnings per share(1):
Basic	0.10	0.56	0.64	0.46	0.57	0.77	0.76	0.65
Diluted	0.10	0.56	0.63	0.45	0.56	0.77	0.75	0.64
Cash dividends declared per share	0.38	0.36	0.36	0.36	0.35	0.35	0.35	0.35
Market price:
High	31.23	34.44	36.66	38.17	39.15	37.36	36.66	36.32
Low	22.84	28.90	32.87	33.83	36.25	32.37	32.66	32.89

Note: Quarterly amounts may not add to year-to-date amounts due to rounding.

(1)	Certain per share amounts may not appear to reconcile due to rounding.

Item 8.	Financial Statements and Supplementary Data

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

We, as members of the Management of Regions Financial Corporation (the “Company”), are responsible for establishing and maintaining effective internal control over financial reporting. Regions’ internal control system was designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes self-monitoring mechanisms, and actions are taken to correct deficiencies as they are identified.

All internal controls systems, no matter how well designed, have inherent limitations and may not prevent or detect misstatements in the Company’s financial statements, including the possibility of circumvention or overriding of controls. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Regions’ management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its Internal Control—Integrated Framework. Based on our assessment, we believe and assert that, as of December 31, 2007, the Company’s internal control over financial reporting is effective based on those criteria.

Regions’ independent registered public accounting firm has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. This report appears on the following page.

REGIONS FINANCIAL CORPORATION

by	/S/ C. DOWD RITTER
C. Dowd Ritter Chief Executive Officer

by	/S/ ALTON E. YOTHER
Alton E. Yother Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

THE BOARD OF DIRECTORS AND SHAREHOLDERS OF REGIONS FINANCIAL CORPORATION

We have audited Regions Financial Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Regions Financial Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Regions Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Regions Financial Corporation and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 of Regions Financial Corporation and our report dated February 26, 2008, expressed an unqualified opinion thereon.

Birmingham, Alabama

February 26, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

THE BOARD OF DIRECTORS AND SHAREHOLDERS OF REGIONS FINANCIAL CORPORATION

We have audited the accompanying consolidated balance sheets of Regions Financial Corporation and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Regions Financial Corporation and subsidiaries at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Notes 1 and 19 to the consolidated financial statements, effective January 1, 2007 Regions Financial Corporation adopted Financial Accounting Standards Board Interpretation Number 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement Number 109.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Regions Financial Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2008, expressed an unqualified opinion thereon.

Birmingham, Alabama

February 26, 2008

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31
	2007	2006
	(In thousands, except share data)
Assets
Cash and due from banks	$3,720,365	$3,550,742
Interest-bearing deposits in other banks	31,706	270,601
Federal funds sold and securities purchased under agreements to resell	1,177,170	896,075
Trading account assets	907,300	1,442,994
Securities available for sale	17,318,074	18,514,332
Securities held to maturity (estimated fair value of $51,790 in 2007 and $47,767 in 2006)	50,935	47,728
Loans held for sale	720,924	3,308,064
Loans held for sale—divestitures	—	1,612,237
Margin receivables	504,614	570,063
Loans, net of unearned income	95,378,847	94,550,602
Allowance for loan losses	(1,321,244)	(1,055,953)

Net loans	94,057,603	93,494,649
Premises and equipment, net	2,610,851	2,398,494
Interest receivable	615,711	666,410
Excess purchase price	11,491,673	11,175,647
Mortgage servicing rights	321,308	374,871
Other identifiable intangible assets	759,832	957,834
Other assets	6,753,651	4,088,280

Total assets	$141,041,717	$143,369,021

Liabilities and Stockholders’ Equity
Deposits:
Non-interest-bearing	$18,417,266	$20,175,482
Non-interest-bearing—divestitures	—	533,295
Interest-bearing	76,357,702	78,281,120
Interest-bearing—divestitures	—	2,238,072

Total deposits	94,774,968	101,227,969
Borrowed funds:
Short-term borrowings:
Federal funds purchased and securities sold under agreements to repurchase	8,820,235	7,676,254
Other short-term borrowings	2,299,887	1,990,817

Total short-term borrowings	11,120,122	9,667,071
Long-term borrowings	11,324,790	8,642,649

Total borrowed funds	22,444,912	18,309,720
Other liabilities	3,998,808	3,129,878

Total liabilities	121,218,688	122,667,567
Stockholders’ equity:
Common stock, par value $.01 per share:
Authorized—1,500,000,000 shares Issued, including treasury stock—734,689,800 shares in 2007 and 730,275,510 shares in 2006	7,347	7,303
Additional paid-in capital	16,544,651	16,339,726
Retained earnings	4,439,505	4,493,245
Treasury stock, at cost—41,054,113 shares in 2007 and 200,000 shares in 2006	(1,370,761)	(7,548)
Accumulated other comprehensive income (loss), net	202,287	(131,272)

Total stockholders’ equity	19,823,029	20,701,454

Total liabilities and stockholders’ equity	$141,041,717	$143,369,021

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31
	2007	2006	2005
	(In thousands, except per share data)
Interest income on:
Loans, including fees	$6,924,544	$4,792,906	$3,587,199
Securities:
Taxable	856,043	606,665	498,666
Tax-exempt	41,260	33,679	28,800

Total securities	897,303	640,344	527,466
Loans held for sale	92,097	69,444	69,505
Federal funds sold and securities purchased under agreements to resell	68,721	51,445	19,301
Trading account assets	53,498	54,538	36,596
Margin receivables	35,813	37,541	29,173
Time deposits in other banks	2,687	2,900	1,905

Total interest income	8,074,663	5,649,118	4,271,145
Interest expense on:
Deposits	2,663,883	1,680,167	1,004,727
Short-term borrowings	459,467	275,497	164,816
Long-term borrowings	552,947	385,152	320,213

Total interest expense	3,676,297	2,340,816	1,489,756

Net interest income	4,398,366	3,308,302	2,781,389
Provision for loan losses	555,000	142,373	166,746

Net interest income after provision for loan losses	3,843,366	3,165,929	2,614,643
Non-interest income:
Service charges on deposit accounts	1,162,740	721,998	553,904
Brokerage and investment banking	830,788	669,448	548,662
Trust department income	251,319	158,161	127,766
Mortgage income	135,704	178,688	201,538
Securities (losses) gains, net	(8,553)	8,123	(18,892)
Other	483,837	293,302	273,842

Total non-interest income	2,855,835	2,029,720	1,686,820
Non-interest expense:
Salaries and employee benefits	2,471,869	1,859,851	1,679,249
Net occupancy expense	413,711	254,628	219,108
Furniture and equipment expense	301,330	157,897	128,628
Other	1,473,441	931,652	915,910

Total non-interest expense	4,660,351	3,204,028	2,942,895

Income before income taxes from continuing operations	2,038,850	1,991,621	1,358,568
Income taxes	645,687	619,100	395,861

Income from continuing operations	1,393,163	1,372,521	962,707

Discontinued operations (Note 3):
(Loss) income from discontinued operations before income taxes	(217,387)	(32,606)	63,527
Income tax (benefit) expense	(75,319)	(13,230)	25,690

(Loss) income from discontinued operations	(142,068)	(19,376)	37,837

Net income	$1,251,095	$1,353,145	$1,000,544

Weighted-average number of shares outstanding:
Basic	707,981	501,681	461,171
Diluted	712,743	506,989	466,183
Earnings per share from continuing operations(1):
Basic	$1.97	$2.74	$2.09
Diluted	1.95	2.71	2.07
Earnings per share from discontinued operations(1):
Basic	(0.20)	(0.04)	0.08
Diluted	(0.20)	(0.04)	0.08
Earnings per share(1):
Basic	1.77	2.70	2.17
Diluted	1.76	2.67	2.15
Cash dividends declared per share	1.46	1.40	1.36

(1)	Certain per share amounts may not appear to reconcile due to rounding.

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock, At Cost	Accumulated Other Comprehensive Income (Loss)	Unearned Restricted Stock	Total
	Shares	Amount
	(In thousands, except share and per share data)
BALANCE AT JANUARY 1, 2005	466,241	$4,671	$7,126,408	$3,662,971	$(29,395)	$50,253	$(65,451)	$10,749,457
Comprehensive income:
Net income	—	—	—	1,000,544	—	—	—	1,000,544
Net change in unrealized gains and losses on securities available for sale, net of tax and reclassification adjustment(1)	—	—	—	—	—	(136,881)	—	(136,881)
Net change in unrealized gains and losses on derivative instruments, net of tax and reclassification adjustment(1)	—	—	—	—	—	(5,697)	—	(5,697)

Comprehensive income								857,966
Cash dividends declared—$1.36 per share	—	—	—	(628,610)	—	—	—	(628,610)
Purchase of treasury stock	(16,566)	—	—	—	(552,495)	—	—	(552,495)
Common stock transactions:
Stock issued to employees under incentive plans, net	875	9	31,153	—	—	—	(35,994)	(4,832)
Stock options exercised, net	5,797	58	165,922	—	—	—	—	165,980
Amortization of unearned restricted stock	—	—	—	—	—	—	26,817	26,817

BALANCE AT DECEMBER 31, 2005	456,347	4,738	7,323,483	4,034,905	(581,890)	(92,325)	(74,628)	10,614,283
Reclassification for adoption of FAS 123R			(74,628)				74,628	—
Cumulative effect of change in accounting principle due to adoption of FAS 158						(64,130)		(64,130)
Comprehensive income:
Net income	—	—	—	1,353,145	—	—	—	1,353,145
Net change in unrealized gains and losses on securities available for sale, net of tax and reclassification adjustment(1)	—	—	—	—	—	15,527	—	15,527
Net change in unrealized gains and losses on derivative instruments, net of tax and reclassification adjustment(1)	—	—	—	—	—	9,656	—	9,656

Comprehensive income								1,378,328
Cash dividends declared—$1.40 per share	—	—	—	(894,805)	—	—	—	(894,805)
Purchase of treasury stock	(13,764)	—	—	—	(490,370)	—	—	(490,370)
Retirement of treasury stock		(310)	(1,064,402)		1,064,712			—
Common stock transactions:
Stock issued for acquisitions	277,095	2,771	9,855,017	—	—	—	—	9,857,788
Stock issued to employees under incentive plans, net	1,044	10	(7,314)	—	—	—	—	(7,304)
Stock options exercised, net	9,354	94	264,241	—	—	—	—	264,335
Amortization of unearned restricted stock	—	—	43,329	—	—	—	—	43,329

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY—Continued

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock, At Cost	Accumulated Other Comprehensive Income (Loss)	Unearned Restricted Stock	Total
	Shares	Amount
	(In thousands, except share and per share data)
BALANCE AT DECEMBER 31, 2006	730,076	7,303	16,339,726	4,493,245	(7,548)	(131,272)	—	20,701,454
Cumulative effect of change in accounting principles due to adoption of FIN 48 and FSP 13-2	—	—	—	(269,403)	—	—	—	(269,403)
Comprehensive income:
Net income	—	—	—	1,251,095	—	—	—	1,251,095
Net change in unrealized gains and losses on securities available for sale, net of tax and reclassification adjustment(1)	—	—	—	—	—	166,131	—	166,131
Net change in unrealized gains and losses on derivative instruments, net of tax and reclassification adjustment(1)	—	—	—	—	—	95,464	—	95,464
Net change from defined benefit pension plans, net of tax(1)						71,964		71,964

Comprehensive income								1,584,654
Cash dividends declared—$1.46 per share	—	—	—	(1,035,432)	—	—	—	(1,035,432)
Purchase of treasury stock	(40,854)	—	—	—	(1,363,213)	—	—	(1,363,213)
Common stock transactions:
Stock issued to employees under incentive plans, net	666	7	(16,972)	—	—	—	—	(16,965)
Stock options exercised, net	3,748	37	154,776	—	—	—	—	154,813
Amortization of unearned restricted stock	—	—	67,121	—	—	—	—	67,121

BALANCE AT DECEMBER 31, 2007	693,636	$7,347	$16,544,651	$4,439,505	$(1,370,761)	$202,287	$—	$19,823,029

(1)	See disclosure of reclassification adjustment amount and tax effect, as applicable, in Note 14 to consolidated financial statements.

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31
	2007	2006	2005
	(In thousands)
Operating activities:
Net income	$1,251,095	$1,353,145	$1,000,544
Adjustments to reconcile net cash provided by operating activities:
Provision for loan losses	555,000	142,500	165,000
Depreciation and amortization of premises and equipment	263,409	144,038	111,506
Provision for impairment (recapture) of mortgage servicing rights	6,000	16,000	(32,000)
Provision for losses on other real estate, net	10,010	5,698	5,888
Net (accretion) amortization of securities	(26,173)	(1,720)	17,057
Net amortization of loans and other assets	259,110	178,347	186,073
Net (accretion) amortization of deposits and borrowings	(58,504)	(17,894)	443
Net securities losses (gains)	8,553	(8,123)	18,892
Net (gain) loss on sale of premises and equipment	(32,746)	8,522	(3,155)
Gain on exchange of NYSE seats for NYSE publicly traded stock	—	(13,111)	—
Loss on early extinguishment of debt	—	6,532	10,878
Deferred income tax (benefit) expense	(123,744)	61,099	(53,729)
Excess tax benefits from share-based payments	(8,484)	(32,454)	—
Originations and purchases of loans held for sale	(8,181,669)	(15,990,331)	(12,352,879)
Proceeds from sales of loans held for sale	11,537,812	15,282,578	12,787,155
Gain on sales of loans, net	(65,632)	(81,088)	(182,609)
Decrease (increase) in trading account assets	535,694	(423,196)	(63,406)
Decrease (increase) in margin receivables	65,449	(42,746)	(49,504)
Decrease (increase) in interest receivable	44,899	(46,451)	(75,255)
(Increase) decrease in other assets	(2,874,335)	1,762,856	(135,734)
Increase in other liabilities	189,813	501,792	539,108
Other	48,787	36,028	21,954

Net cash provided by operating activities	3,404,344	2,842,021	1,916,227
Investing activities:
Proceeds from sale of securities available for sale	1,964,096	3,770,572	5,014,256
Proceeds from maturity of:
Securities available for sale	2,495,803	2,608,866	2,230,748
Securities held to maturity	14,384	151,939	1,040
Purchases of:
Securities available for sale	(2,237,529)	(5,550,408)	(6,862,448)
Securities held to maturity	(40,812)	(161,796)	(870)
Proceeds from sales of student loans	1,049,881	294,992	—
Net increase in loans	(1,495,559)	(2,467,777)	(1,014,109)
Purchase of premises and equipment, net	(453,832)	(94,661)	(141,545)
Acquisitions, net of cash acquired	—	1,217,587	—
Net cash received from disposition of business	5,700	—	—

Net cash provided by (used in) investing activities	1,302,132	(230,686)	(772,928)
Financing activities:
Net (decrease) increase in deposits	(6,422,374)	3,310,923	1,710,901
Net increase (decrease) in short-term borrowings	1,453,051	(944,956)	(1,029,332)
Proceeds from long-term borrowings	6,933,828	816,048	1,038,216
Payments on long-term borrowings	(4,223,810)	(3,204,486)	(1,316,999)
Cash dividends	(1,035,432)	(894,805)	(628,610)
Purchase of treasury stock	(1,363,213)	(490,370)	(552,495)
Proceeds from exercise of stock options, net	154,813	264,335	165,980
Excess tax benefits from share-based payments	8,484	32,454	—

Net cash used in financing activities	(4,494,653)	(1,110,857)	(612,339)

Increase in cash and cash equivalents	211,823	1,500,478	530,960
Cash and cash equivalents at beginning of year	4,717,418	3,216,940	2,685,980

Cash and cash equivalents at end of year	$4,929,241	$4,717,418	$3,216,940

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Regions Financial Corporation (“Regions” or “the Company”) provides a full range of banking and bank-related services to individual and corporate customers through its subsidiaries and branch offices located primarily in Alabama, Arkansas, Florida, Georgia, Illinois, Indiana, Iowa, Kentucky, Louisiana, Mississippi, Missouri, North Carolina, South Carolina, Tennessee, Texas and Virginia. The Company is subject to competition from other financial institutions, is subject to the regulations of certain government agencies and undergoes periodic examinations by those regulatory authorities.

The accounting and reporting policies of Regions and the methods of applying those policies that materially affect the accompanying consolidated financial statements conform with accounting principles generally accepted in the United States (“GAAP”) and with general financial services industry practices. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the balance sheet dates and revenues and expenses for the periods shown. Actual results could differ from the estimates and assumptions used in the consolidated financial statements including, but not limited to, the estimates and assumptions related to the allowance for credit losses, intangibles, mortgage servicing rights and income taxes.

BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Regions, its subsidiaries and certain variable interest entities (“VIEs”). Significant intercompany balances and transactions have been eliminated. Certain amounts in prior-year financial statements have been reclassified to conform to the current year presentation, except as otherwise noted. These reclassifications are immaterial and have no effect on net income, total assets or stockholders’ equity. Regions considers a voting rights entity to be a subsidiary and consolidates it if Regions has a controlling financial interest in the entity. VIEs are consolidated if Regions is exposed to the majority of the VIE’s expected losses and/or residual returns (i.e., Regions is considered to be the primary beneficiary). Unconsolidated investments in voting rights entities or VIEs in which Regions has significant influence over operating and financing decisions (usually defined as a voting or economic interest of 20% to 50%) are accounted for using the equity method. Unconsolidated investments in voting rights entities or VIEs in which Regions has a voting or economic interest of less than 20% are generally carried at cost.

Regions owns the common stock of subsidiary business trusts, which have issued mandatorily redeemable preferred capital securities (“trust preferred securities”) in the aggregate of $700 million at the time of issuance. These trusts meet the definition of a VIE of which Regions is not the primary beneficiary; the trusts’ only assets are junior subordinated debentures issued by Regions, which were acquired by the trusts using the proceeds from the issuance of the trust preferred securities and common stock. The junior subordinated debentures are included in long-term borrowings and Regions’ equity interests in the business trusts are included in other assets. For regulatory reporting and capital adequacy purposes, the Federal Reserve Board has indicated that such trust preferred securities will continue to constitute Tier 1 Capital until further notice.

Regions periodically invests in various limited partnerships that sponsor affordable housing projects, which are funded through a combination of debt and equity with equity typically comprising 30% to 50% of the total partnership capital. These partnerships meet the definition of a VIE; however, Regions is not the primary beneficiary of these partnerships. Regions’ maximum exposure to loss as of December 31, 2007 and 2006 was $457.3 million and $321.2 million, respectively, which included $156.8 million and $84.8 million, respectively, in unfunded commitments to the partnerships.

During 2007, Regions invested approximately $130 million in two open-end mutual funds managed by Morgan Keegan. Regions accounts for these investments using the equity method. At December 31, 2007, total assets of these funds were approximately $331 million, while Regions’ investment in the funds was approximately $65 million and is included in other assets. During 2007, Regions recognized losses associated with these investments of approximately $43 million, the majority of which is included in other non-interest expense.

CASH AND CASH FLOWS

Cash equivalents include cash and due from banks, interest-bearing deposits in other banks, and federal funds sold and securities purchased under agreements to resell (which have a life of 90 days or less). Cash flows from loans, either originated or acquired, are classified at that time according to management’s original intent to either sell or hold the loan for the foreseeable future. When management’s intent is to sell the loan, the cash flows of that loan are presented as operating cash flows. When management’s intent is to hold the loan for the foreseeable future, the cash flows of that loan are presented as investing cash flows.

The following table summarizes supplemental cash flow information for the years ended December 31:

	2007	2006	2005
	(In millions)
Cash paid during the period for:
Interest	$3,700	$2,200	$1,500
Income taxes	652	445	172
Loans transferred to other real estate	208	128	164
Student loans transferred to loans held for sale	—	625	—
Loans held for sale transferred to loans	52	—	—
Properties transferred to held for sale	108	—	—

TRADING ACCOUNT ASSETS

Trading account assets, which are primarily held for the purpose of selling at a profit, consist of debt and marketable equity securities and are carried at estimated fair value. Gains and losses, both realized and unrealized, are included in brokerage and investment banking income. Trading account net gains totaled $14.1 million (including $2.2 million of net unrealized losses), $27.9 million (including $169,000 of net unrealized losses) and $6.9 million (including $667,000 of net unrealized losses) in 2007, 2006 and 2005, respectively.

SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities purchased under agreements to resell and securities sold under agreements to repurchase are generally treated as collateralized financing transactions and are recorded at estimated fair value plus accrued interest. It is Regions’ policy to take possession of securities purchased under resell agreements.

SECURITIES

Management determines the appropriate classification of debt and equity securities at the time of purchase and periodically re-evaluates such designations. Debt securities are classified as securities held to maturity when the Company has the intent and ability to hold the securities to maturity. Securities held to maturity are stated at amortized cost. Debt securities not classified as securities held to maturity or trading account assets and marketable equity securities not classified as trading account assets are classified as securities available for sale. Securities available for sale are stated at estimated fair value with changes in unrealized gains and losses, net of taxes, reported as a component of other comprehensive income (loss). The fair value of securities is determined based on quoted market prices. If quoted market prices are not available, fair value is determined based on quoted market prices of comparable instruments and/or discounted future cash flows.

The amortized cost of debt securities classified as securities held to maturity and securities available for sale is adjusted for amortization of premiums and accretion of discounts to maturity, or in the case of mortgage-backed securities, over the estimated life of the security, using the effective yield method. Such amortization or accretion is included in interest income on securities. Realized gains and losses are included in net securities gains (losses). The cost of securities sold is based on the specific identification method.

The Company reviews its securities portfolio on a regular basis to determine if there are any conditions indicating that a security has other-than-temporary impairment. Factors considered in this determination include the length of time that the security has been in a loss position, the ability and intent to hold the security until such time as the value recovers or the security matures, and the credit quality of the issuer. When a security has impairment that is considered to be other-than-temporary, the security is written down to estimated fair value, a new cost basis is established, and a loss is reported in other non-interest expense.

LOANS HELD FOR SALE

At December 31, 2007, loans held for sale included one-to-four family real estate mortgage loans. At December 31, 2006, loans held for sale included one-to-four family real estate mortgage loans, student loans, and loans held for sale associated with divestitures (which include all commercial and consumer loan products offered by Regions). Refer to Note 2 for a discussion of assets and liabilities held for sale associated with these divestitures. Regions primarily classifies new one-to-four family real estate mortgage loans as held for sale based on intent, retaining some of these loans based on available liquidity, interest rate risk management and other business purposes. Mortgage loans held for sale have been designated as one of the hedged items in a fair value hedging relationship under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”). Therefore, changes in fair value attributable to interest rate risk are recognized in income as an adjustment to the carrying amount of mortgage loans held for sale. Otherwise, mortgage loans held for sale are carried at the lower of aggregate cost or market value. The market values are based on quoted market prices of similar instruments, adjusted for differences in loan characteristics. Gains and losses on mortgage loans held for sale are included in mortgage income.

MARGIN RECEIVABLES

Margin receivables, which represent funds advanced to brokerage customers for the purchase of securities, are carried at cost and secured by certain marketable securities in respective customers’ brokerage accounts.

LOANS

Loans are carried at the principal amount outstanding, net of premiums, discounts, unearned income and deferred loan fees and costs. Interest income on loans is accrued based on the principal amount outstanding, except for those loans classified as non-accrual. Non-refundable loan origination and commitment fees, net of direct costs of originating or acquiring loans, are deferred and recognized over the estimated lives of the related loans as an adjustment to the loans’ effective yield.

Regions engages in both direct and leveraged lease financing. The net investment in direct financing leases is the sum of all minimum lease payments and estimated residual values, less unearned income. Unearned income is recognized over the terms of the leases to produce a level yield. The net investment in leveraged leases is the sum of all lease payments (less non-recourse debt payments), plus estimated residual values, less unearned income. Income from leveraged leases is recognized over the term of the leases based on the unrecovered equity investment.

Loans are placed on non-accrual status when management has determined that full payment of all contractual principal and interest is in doubt, or the loan is past due 90 days or more as to principal and/or interest unless the loan is well-secured and in the process of collection. When a loan is placed on non-accrual status, uncollected interest accrued in the current year is reversed and charged to interest income. Uncollected interest accrued from prior years on loans placed on non-accrual status in the current year is charged against the allowance for loan losses. Charge-offs on commercial loans occur when available information confirms the loan is not fully collectible and the loss is reasonably quantifiable. Consumer loans are subject to mandatory charge-off at a specified delinquency date consistent with regulatory guidelines. Interest collections on non-accrual loans for which the ultimate collectibility of principal is uncertain are applied as principal reductions. Regions determines past due or delinquency status of a loan based on contractual payment terms.

Regions accounts for loans acquired in a transfer that are subject to the scope of American Institute of Certified Public Accountants (AICPA) Statement of Position 03-3, “Accounting for Certain Loans and Debt Securities Acquired in a Transfer” (“SOP 03-3”) at estimated fair value, which is the net present value of all cash flows expected to be collected over the life of the loan. These cash flows are determined on the date of transfer. At December 31, 2007, there were no acquired loans outstanding subject to SOP 03-3. At December 31, 2006, the principal balance of and net investment in loans subject to SOP 03-3 was immaterial.

ALLOWANCE FOR CREDIT LOSSES

Through provisions charged directly to expense, Regions has established an allowance for credit losses (“allowance”). This allowance is comprised of two components: the allowance for loan losses, which is a contra-asset to loans, and a reserve for unfunded credit commitments, which is recorded in other liabilities. The allowance is reduced by actual losses and increased by recoveries, if any. It is Regions’ policy to charge losses against the allowance in the period the loss is confirmed.

The allowance is maintained at a level believed adequate by management to absorb probable losses inherent in the loan portfolio. Management’s determination of the adequacy of the allowance is an ongoing, quarterly process and is based on an evaluation of the loan portfolio, historical loan loss experience, current economic conditions, collateral values of properties securing loans, volume, growth, quality and composition of the loan portfolio, regulatory guidance and other relevant factors. Unfavorable changes in any of these, or other factors, or the availability of new information, could require that the allowance be adjusted in future periods. Actual losses could vary from management’s estimates. Except for allowance on loans subject to Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan” (“FAS 114”), no portion of the resulting allowance is allocated to any individual credits or group of credits. The remaining allowance is available to absorb losses from any and all loans.

Regions’ assessment of allowance levels is determined in accordance with regulatory guidelines, FAS 114 and Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (“FAS 5”). In determining the allowance, management uses information to stratify the loan portfolio into loan pools with common risk characteristics. Loan pools in the portfolio are assigned estimated allowance amounts of loss based on various factors and analyses, including but not limited to, current and historical loss experience trends and levels of problem credits, current economic conditions, changes in product mix and underwriting. Loans deemed to be impaired, which include non-accrual loans excluding consumer loans, with outstanding balances greater than $2.5 million, are evaluated individually. For these loans, Regions measures the level of impairment based on the present value of the estimated projected cash flows, the estimated value of the collateral or, if available, the observable market price.

In order to estimate a reserve for unfunded commitments, Regions uses a process consistent with that used in developing the allowance for loan losses. Regions estimates future fundings, which are less than the total unfunded commitment amounts, based on historical funding experience. Allowance for loan loss factors, which are based on product and customer type and are consistent with the factors used for portfolio loans, are applied to these funding estimates to arrive at the reserve balance. Changes in the reserve for unfunded commitments are recognized in other non-interest expense. In 2006, Regions reclassified portions of the allowance for loan losses related to the estimation of probable losses on binding unfunded credit commitments to other liabilities. The amount reclassified in 2006 was approximately $51.8 million.

ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS

Regions may periodically sell receivables, such as commercial loans, residential mortgage loans and dealer loans, in securitizations and to third parties, including conduits. When Regions sells these receivables, it may retain a continuing interest in these receivables in the form of interest-only strips, one or more subordinated tranches, servicing rights or cash reserve accounts. These retained interests are initially recognized based on their respective allocated cost basis on the date of transfer. Any gain or loss on the sale of the receivables depends in part on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the retained interests based on their relative estimated fair value at the date of transfer. Retained interests in the subordinated tranches and interest-only strips are recorded at fair value and included in securities available for sale. Subsequent adjustments to fair value are recorded through other comprehensive income. Quoted market prices for these assets are generally not available, so Regions estimates fair value based on the present value of expected future cash flows using management’s best estimates of the key assumptions—expected credit losses, prepayment speeds, weighted-average life, and discount rates commensurate with the inherent risks of the asset. In calculating prepayment rates, Regions utilizes a variety of prepayment models depending on the loan type and specific transaction requirements. The models used by Regions include the constant prepayment rate model (CPR), the absolute prepayment speed model (ABS) and the Bond Market Trade Association’s Mortgaged Asset-Backed Securities Division’s prepayment model (PSA). On a quarterly basis, Regions ensures that any retained interests are valued appropriately in the consolidated financial statements. Management reviews the historical performance of each retained interest and the assumptions used to project future cash flows. Assumptions are revised if past performance and future expectations dictate. The present value of cash flows is then recalculated based on the revised assumptions.

Amounts capitalized for the right to service mortgage loans are amortized as a component of other non-interest expense over the estimated remaining servicing lives of the loans, considering appropriate prepayment assumptions. Mortgage servicing rights are recorded at the lower of aggregate cost or estimated fair value on a stratified basis. The estimated fair value of mortgage servicing rights is calculated by discounting estimated future cash flows from the servicing assets, using market discount rates, as well as expected prepayment rates, servicing costs and other factors. Changes in these factors, which include interest rates, prepayment speeds or other factors, could result in impairment of the servicing asset and a charge against earnings. For purposes of evaluating impairment, the Company stratifies its mortgage servicing portfolio on the basis of certain risk characteristics, including loan type and interest rate. Impairment related to mortgage servicing rights is recorded in other non-interest expense. Contractually specified servicing fees, late fees and other ancillary income related to the servicing of mortgage loans are recorded in mortgage income. Refer to Note 7 for further discussion of mortgage servicing rights.

PREMISES AND EQUIPMENT

Premises and equipment are stated at cost, less accumulated depreciation and amortization, as applicable. Depreciation expense is computed using the straight-line and declining-balance methods over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the improvements (or the terms of the leases, if shorter). Generally, premises and leasehold improvements are depreciated or amortized over 10-40 years. Furniture and equipment is generally depreciated or amortized over 3-12 years.

Regions enters into lease transactions for the right to use assets. These leases vary in term and, from time to time, include incentives and/or rent escalations. Examples of incentives include periods of “free” rent and leasehold improvement incentives. Regions recognizes incentives and escalations on a straight-line basis over the lease term as a reduction of or increase to rent expense, as applicable, in net occupancy expense on the consolidated statements of income.

INTANGIBLE ASSETS

Intangible assets include excess purchase price, which is the excess of cost over the fair value of net assets of acquired businesses. Other identifiable intangible assets include the following: (1) core deposit intangible assets, which are amounts recorded related to the value of acquired indeterminate-maturity deposits, (2) amounts capitalized related to the value of acquired customer relationships and (3) amounts recorded related to employment agreements with certain individuals of acquired entities. Core deposit intangibles and most other identifiable intangibles are amortized on an accelerated basis over their expected useful lives.

The Company’s excess purchase price, which is primarily related to banking acquisitions, is tested for impairment on an annual basis, or more often if events or circumstances indicate that there may be impairment. Adverse changes in the economic environment, declining operations, or other factors could result in a decline in the implied fair value. If the implied fair value is less than the carrying amount, a loss would be recognized in other non-interest expense to reduce the carrying amount to implied fair value.

Other identifiable intangible assets are reviewed at least annually for events or circumstances that could impact the recoverability of the intangible asset. These events could include loss of core deposits, increased competition or adverse changes in the economy. To the extent an other identifiable intangible asset is deemed unrecoverable, impairment losses are recorded in other non-interest expense to reduce the carrying amount.

FORECLOSED PROPERTY AND OTHER REAL ESTATE

Other real estate acquired in satisfaction of indebtedness (“foreclosure”) is carried in other assets at the lower of the recorded investment in the loan or fair value less estimated cost to sell the property. At the date of transfer, when the recorded investment in the loan exceeds the property’s fair value less cost to sell, write-downs are recorded as charge-offs in the allowance. Subsequent to transfer, additional write-downs are recorded as other non-interest expense. At December 31, 2007 and 2006, foreclosed property and other real estate totaled $120.5 million and $65.2 million, respectively. Gain or loss on the sale of foreclosed property and other real estate is included in other non-interest expense.

From time to time, assets classified as premises and equipment are transferred to held for sale for various reasons. These assets are carried in other assets at the lower of the recorded investment in the asset or fair value less estimated cost to sell based upon the property’s appraised value at the date of transfer. Any write-downs of property held for sale are recorded as non-interest expense. At December 31, 2007 and 2006, the carrying values of premises and equipment held for sale were approximately $81.8 million and $6.5 million, respectively.

DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

The Company enters into derivative financial instruments to manage interest rate risk, facilitate asset/liability management strategies and manage other exposures. These instruments primarily include interest rate swaps, options on interest rate swaps, interest rate caps and floors, and forward sale commitments. All derivative financial instruments are recognized on the consolidated balance sheets as other assets or other liabilities at fair value as required by FAS 133. It is Regions’ policy to enter into master netting agreements with counterparties and/or to require collateral based on counterparty credit ratings to cover exposures.

Derivative financial instruments that qualify under FAS 133 in a hedging relationship are designated, based on the exposure being hedged, as either fair value or cash flow hedges. For derivative financial instruments not designated as fair value or cash flow hedges, gains and losses related to the change in fair value are recognized in earnings during the period of change in fair value as other non-interest income.

Fair value hedge relationships mitigate exposure to the change in fair value of an asset, liability or firm commitment. Under the fair value hedging model, gains or losses attributable to the change in fair value of the derivative instrument, as well as the gains and losses attributable to the change in fair value of the hedged item, are recognized in earnings in the period in which the change in fair value occurs. Hedge ineffectiveness is recognized to the extent the changes in fair value of the derivative do not offset the changes in fair value of the hedged item as other non-interest expense. The corresponding adjustment to the hedged asset or liability is included in the basis of the hedged item, while the corresponding change in the fair value of the derivative instrument is recorded as an adjustment to other assets or other liabilities, as applicable.

Cash flow hedge relationships mitigate exposure to the variability of future cash flows or other forecasted transactions. For cash flow hedge relationships, the effective portion of the gain or loss related to the derivative instrument is recognized as a component of other comprehensive income. The ineffective portion of the gain or loss related to the derivative instrument, if any, is recognized in earnings as other non-interest expense during the period of change. Amounts recorded in other comprehensive income are recognized in earnings in the period or periods during which the hedged item impacts earnings.

The Company formally documents all hedging relationships between hedging instruments and the hedged items, as well as its risk management objective and strategy for entering into various hedge transactions. The Company performs periodic assessments to determine whether the hedging relationship has been highly effective in offsetting changes in fair values or cash flows of hedged items and whether the relationship is expected to continue to be highly effective in the future.

When a hedge is terminated or hedge accounting is discontinued because the hedged item no longer meets the definition of a firm commitment, or because it is probable that the forecasted transaction will not occur by the end of the specified time period, the derivative will continue to be recorded in the consolidated balance sheets at its fair value, with changes in fair value recognized currently in other non-interest income. Any asset or liability that was recorded pursuant to recognition of the firm commitment is removed from the consolidated balance sheets and recognized currently in other non-interest income. Gains and losses that were accumulated in other comprehensive income pursuant to the hedge of a forecasted transaction are recognized immediately in other non-interest income.

Regions also enters into interest rate lock commitments, which are commitments to originate loans whereby the interest rate on the loan is determined prior to funding and the customers have locked into that interest rate. Accordingly, such commitments are recorded at fair value with changes in fair value recorded in other non-interest income. Fair value is based on fees currently charged to enter into similar agreements and, for fixed-rate commitments, considers the difference between current levels of interest rates and the committed rates. Regions also has corresponding forward sale commitments related to these interest rate lock commitments, which are recorded at fair value with changes in fair value recorded in other non-interest income.

Regions enters into various derivative agreements with customers desiring protection from possible future market fluctuations. Regions manages the market risk associated with these derivative agreements in a trading portfolio. The contracts in this portfolio do not qualify for hedge accounting and are marked-to-market through earnings and included in other assets and other liabilities. Customer derivatives are paired with offsetting derivative contracts that, when completed, are designed to eliminate market risk.

INCOME TAXES

Regions and its subsidiaries file various federal and state income tax returns, including some returns that are consolidated with subsidiaries. Regions accounts for the current and future tax effects of such returns using the asset and liability method, recording deferred tax assets and liabilities and applying federal and state tax rates currently in effect to its cumulative temporary differences. Temporary differences are differences between financial statement carrying amounts and the corresponding tax bases of assets and liabilities.

From time to time, for certain business plans enacted by Regions, management bases the estimates of related tax liabilities on its belief that future events will validate management’s current assumptions regarding the ultimate outcome of tax-related exposures. If the tax effects of a plan are significant, Regions’ practice is to obtain the opinion of advisors that the tax effects of such plans should prevail if challenged. If the tax benefits associated with a plan are not more-likely-than-not of being sustained upon examination by weighing the facts and circumstances at the reporting date, Regions records a liability for the recognized income tax benefits associated with that plan. The examination of Regions’ income tax returns or changes in tax law may impact the tax benefits of these plans. Regions recognizes accrued interest and penalties related to unrecognized tax benefits as tax expense. Regions believes adequate provisions for income tax have been recorded for all years open for examination.

TREASURY STOCK

The purchase of the Company’s common stock is recorded at cost. At the date of retirement or subsequent reissuance, treasury stock is reduced by the cost of such stock with differences recorded in additional paid-in capital or retained earnings, as applicable.

SHARE-BASED PAYMENTS

Regions accounts for share-based payments in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payments” (“FAS 123(R)”), which was adopted under the modified prospective method on January 1, 2006 and, therefore, results for prior periods have not been restated. The effect of the adoption of FAS 123(R) on Regions’ financial condition and results of operations was not material, because on December 20, 2005, Regions accelerated vesting of certain non-qualified, outstanding, unvested stock options previously awarded. Therefore, there were no unvested stock options outstanding at December 31, 2005. Refer to Note 16 for further discussion of share-based payments.

Compensation cost is measured based on the fair value of the award, which most commonly includes restricted stock (i.e., unvested common stock) and stock options, at the grant date and is recognized in the consolidated financial statements on a straight-line basis over the requisite service period. Awards may also take the form of restricted stock units. The fair value of restricted stock or restricted stock units is determined based on the average of the high and low price of Regions’ common stock on the date of grant. The fair value of stock options is estimated at the date of grant using a Black-Scholes option pricing model and related assumptions. Expected volatility considers implied volatility from traded options on the Company’s stock and historical volatility of the Company’s stock. Regions considers historical data to estimate future option exercise behavior, which is used to derive an option’s expected term. The expected term represents the period of time that options are expected to be outstanding from the grant date. Historical data is also used to estimate future employee attrition, which is used to calculate an expected forfeiture rate. Groups of employees that have similar historical exercise behavior are reviewed and considered for valuation purposes. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant and the weighted-average expected life of the grant.

Prior to the adoption of FAS 123(R), Regions followed the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”) as amended, which allowed an entity to measure compensation cost for those plans using the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees” (“APB 25”) as amended and interpreted. Regions’ pro forma information for the year ended December 31, 2005 is as follows:

2005
(In thousands, except per share data)
Net income available to common shareholders	$1,000,544
Add: Stock-based compensation expense included in net income, net of related tax effects	17,830
Less: Total stock-based compensation expense based on fair value method for all awards, net of related tax effects	(39,745)

Pro forma net income available to common shareholders	$978,629

Per share:
Net income	$2.17
Net income—diluted	2.15
Pro forma net income	2.12
Pro forma net income—diluted	2.10

The above pro forma information includes expenses related to stock options and restricted stock granted during 2005, as well as the expense related to the unvested portion of prior years’ grants and assumes that the fair value for these option grants was estimated at the date of grant using a Black-Scholes option pricing model. The estimated fair value of the options is then amortized over the options’ original vesting period to determine the pro forma expense for the period.

REVENUE RECOGNITION

The largest source of revenue for Regions is interest revenue. Interest revenue is recognized on an accrual basis driven by nondiscretionary formulas based on written contracts, such as loan agreements or securities contracts. Credit-related fees, including letter of credit fees, are recognized in non-interest income when earned. Regions recognizes commission revenue and brokerage, exchange and clearance fees on a trade-date basis. Other types of non-interest revenues, such as service charges on deposits and trust revenues, are accrued and recognized into income as services are provided and the amount of fees earned are reasonably determinable.

PER SHARE AMOUNTS

Earnings per share computations are based upon the weighted-average number of shares outstanding during the period. Diluted earnings per share computations are based upon the weighted-average number of shares outstanding during the period, plus the dilutive effect of outstanding stock options and stock performance awards (referred to as common stock equivalents).

RECENT ACCOUNTING PRONOUNCEMENTS AND ACCOUNTING CHANGES

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments” (“FAS 155”), which amends existing GAAP by permitting hybrid financial instruments that contain an embedded derivative to be remeasured at fair value. FAS 155 requires entities to evaluate interests in securitized financial assets to identify interests that are derivatives (freestanding or embedded) and eliminates the prohibition on a qualifying special purpose entity from holding certain derivative financial instruments. FAS 155 is effective for financial instruments acquired, issued, or subject to remeasurement (as defined by FAS 155) for fiscal annual periods beginning after September 15, 2006. The adoption of FAS 155 did not have a material impact on the consolidated financial statements.

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140” (“FAS 156”). This statement requires that all servicing assets and liabilities be initially measured at fair value and allows for two alternatives in the subsequent accounting for servicing assets and liabilities: the amortization method and the fair value measurement method. The amortization method requires that the servicing assets and liabilities be amortized over the remaining estimated lives of the serviced assets with impairment testing to be performed periodically. The fair value measurement method requires the servicing assets and liabilities to be measured at fair value each period with an offset to income. Once the fair value measurement election is made, an entity cannot revert back to the amortization method. Regions adopted the amortization method, which is consistent with Regions’ prior accounting policies and, therefore, the effect of adoption was not material to the consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which requires that only benefits from tax positions that are more-likely-than-not of being sustained upon examination should be recognized in the financial statements. As a result of the implementation of FIN 48, the Company recognized an approximate $259.0 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. See Note 19 “Income Taxes” for additional information about the impact of this interpretation.

In July 2006, the FASB issued FASB Staff Position Statement of Financial Accounting Standards No. 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction” (“FSP 13-2”), which addresses how a change or projected change in the timing of cash flows relating to income taxes generated by a leveraged lease transaction affects the accounting by a lessor for that lease. FSP 13-2 requires the projected timing of income tax cash flows generated by a leveraged lease transaction to be reviewed annually or more frequently if changes in circumstances indicate that a change in timing has occurred or is projected to occur. If the projected timing of the income tax cash flows is revised during the lease term, the rate of return and the recognition of income shall be recalculated from the inception of the lease as provided in FASB Statement No. 13, “Accounting for Leases.” FSP 13-2 is effective for fiscal years beginning after December 15, 2006, and the cumulative effect of applying the provisions of this FSP shall be reported as an adjustment to the beginning balance of retained earnings. Regions adopted FSP 13-2 on January 1, 2007, and the effect of adoption on the consolidated financial statements was a reduction in retained earnings of approximately $10.4 million.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“FAS 158”). FAS 158 requires employers to fully recognize in their financial statements the obligations associated with single-employer defined benefit pension plans, retiree health care plans and other postretirement plans. Specifically, it requires a company to (1) recognize on its balance sheet an asset for a plan’s overfunded status or a liability for a plan’s underfunded status, (2) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year, and (3) recognize changes in the funded status of a plan through comprehensive income in the year in which the changes occur. Companies with publicly traded equity securities were required to prospectively adopt the recognition and disclosure provisions of FAS 158 effective for fiscal years ending after December 15, 2006. Regions adopted FAS 158 on December 31, 2006, and recorded an after-tax reduction to the ending balance of accumulated other comprehensive income of $64.1 million to recognize the funded status of Regions’ pension and other postretirement benefit plans. During 2008, Regions will make the transition to a fiscal year-end measurement date, which is not expected to be material to the consolidated financial statements.

In September 2006, the FASB ratified the consensus the Emerging Issues Task Force (“EITF”) reached regarding EITF Issue No. 06-5, “Accounting for Purchases of Life Insurance—Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4” (Issue 06-5). Issue 06-5 clarifies the requirements for determining the asset that could be realized from life insurance on a group, multi-individual and individual basis. Issue 06-5 requires that the specific terms of the policy should be evaluated in making this determination, including both rights and restrictions. Issue 06-5 is effective for periods beginning after December 15, 2006. The adoption of Issue 06-5 in 2007 did not have a material impact to Regions’ financial statements.

FUTURE APPLICATION OF ACCOUNTING STANDARDS

In September 2006, the FASB ratified the consensus the EITF reached regarding EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF 06-4”), which provides accounting guidance for postretirement benefits related to endorsement split-dollar life insurance arrangements, whereby the employer owns and controls the insurance policies. The consensus concludes that an employer should recognize a liability for the postretirement benefit in accordance with Statement of Financial Accounting Standards No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (“FAS 106”) or Accounting Principles Board Opinion No. 12, “Omnibus Opinion – 1967” (“APB 12”). In addition, the consensus states that an employer should also recognize an asset based on the substance of the arrangement with the employee. EITF 06-4 is effective for fiscal years beginning after December 15, 2007, with early application permitted. Regions adopted EITF 06-4 on January 1, 2008.

In March 2007, the FASB ratified the consensus the EITF reached regarding EITF Issue No. 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements” (“EITF 06-10”), which provides accounting guidance for postretirement benefits related to collateral assignment split-dollar life insurance arrangements, whereby the employee owns and controls the insurance policies. The consensus concludes that an employer should recognize a liability for the postretirement benefit in accordance with FAS 106 or APB 12, as well as recognize an asset based on the substance of the arrangement with the employee. EITF 06-10 is effective for fiscal years beginning after December 15, 2007, with early application permitted. Regions adopted EITF 06-4 and 06-10 on January 1, 2008, and the effect of adoption on the consolidated financial statements was an after-tax reduction in retained earnings of approximately $13.0 million.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS 157”), which provides guidance for using fair value to measure assets and liabilities, but does not expand the use of fair value in any circumstance. FAS 157 also requires expanded disclosures about the extent to which a company measures assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on an entity’s financial statements. This statement applies whenever other standards require or permit assets and liabilities to be measured at fair value. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted. Regions adopted FAS 157 on January 1, 2008, and the effect of adoption on the consolidated financial statements was not material. Prospectively, Regions anticipates the adoption of FAS 157 will impact the valuation of derivatives, specifically the credit component of the valuation.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”). FAS 159 allows entities to voluntarily choose, at specified election dates, to measure financial assets and financial liabilities (as well as certain non-financial instruments that are similar to financial instruments) at fair value (the “fair value option”). The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, FAS 159 specifies that all subsequent changes in fair value for that instrument be reported in earnings. FAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15,

2007, and earlier adoption is permitted. Regions adopted FAS 159 on January 1, 2008, for certain loans held for sale originated on or after January 1, 2008, and there was no material effect of adoption on the consolidated financial statements. Prospectively, Regions anticipates the adoption of FAS 159 will accelerate the timing of gain recognition on loans held for sale.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“FAS 141(R)”), which revises Statement 141. FAS 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. FAS 141(R) is effective for fiscal years beginning after December 15, 2008. Regions is in the process of reviewing the potential impact of FAS 141(R).

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“FAS 160”), which requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. Additionally, FAS 160 requires that transactions between an entity and noncontrolling interests be treated as equity transactions. FAS 160 is effective for fiscal years beginning after December 15, 2008. Regions is in the process of reviewing the potential impact of FAS 160.

NOTE 2. BUSINESS COMBINATIONS AND ASSETS HELD FOR SALE

On November 4, 2006, the Company completed its merger with AmSouth Bancorporation (“AmSouth”), headquartered in Birmingham, Alabama. The combined company has leading positions in some of the fastest growing markets in the United States as well as a broad, balanced mix of businesses including retail and commercial banking, trust and asset management, securities brokerage, mortgage and insurance services. The primary reasons for the merger were as follows:

•	To provide superior customer service through expanded distribution network and product offerings;

•	To strengthen presence in Regions’ core markets;

•	To enhance revenue composition, growth prospects and capital efficiency; and

•	To create potential earnings per share accretion and value enhancement for all stockholders.

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

The table below provides a summary of the number of shares issued upon the completion of the merger. The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values at the merger date using preliminary data. The purchase price allocation was finalized during 2007, and is summarized below. No excess purchase price related to the AmSouth acquisition is deductible for tax purposes.

	(In millions, except share and per share data)
Purchase price:
AmSouth common shares outstanding	347,511,796
Exchange ratio	0.7974

	277,105,906
Less: Fractional shares	(10,448)

Total Regions common stock issued		277,095,458
Average Regions share price over four days surrounding announcement of merger		$35.00

Purchase price for AmSouth common shares		$9,698.3
Estimated fair value of AmSouth stock options		159.5
Transaction costs		86.5

Purchase price		$9,944.3
Net assets acquired:
AmSouth stockholders’ equity	$3,864.2
Less: AmSouth excess purchase price and core deposit intangibles	(286.9)	3,577.3

Excess of purchase price over carrying value of assets acquired		$6,367.0
Adjustments to reflect the estimated fair value of assets acquired and liabilities assumed:
Securities		144.2
Loans, net of unearned income		446.9
Leases		1,546.5
Allowance for loan losses		(23.0)
Premises and equipment		(28.5)
Core deposit intangibles		(632.7)
Premium on divested branches		(404.2)
Other assets		172.7
Deferred income taxes		(1,332.9)
Other liabilities		159.1
Interest-bearing time deposits		53.9
Long-term borrowings		82.4

Excess purchase price		$6,551.4

Regions’ consolidated financial statements include the results of operations of acquired companies only from their respective dates of acquisition. The following unaudited summary information presents the consolidated results of operations of Regions on a pro forma basis for the years ended December 31, 2006 and 2005, as if AmSouth had been acquired on January 1, 2006 and 2005, respectively. The pro forma summary information does not necessarily reflect the results of operations that would have occurred if the acquisition had occurred at the beginning of the periods presented, or of results which may occur in the future.

	2006	2005
	(In thousands, except per share data)
	Unaudited
Net interest income	$4,809,582	$4,535,632
Provision for loan losses	235,173	258,950

Net interest income after provision for loan losses	4,574,409	4,276,682
Non-interest income	2,625,456	2,687,964
Non-interest expense	4,524,482	4,444,885

Income before income taxes from continuing operations	2,675,383	2,519,761
Income taxes	849,071	789,556

Income from continuing operations	1,826,312	1,730,205

Discontinued operations (Note 3):
(Loss) income from discontinued operations before income taxes	(32,606)	63,527
Income tax (benefit) expense	(13,230)	25,690

(Loss) income from discontinued operations, net of taxes	(19,376)	37,837

Net income	$1,806,936	$1,768,042

Weighted-average number of shares outstanding:
Basic	732,594	738,266
Diluted	737,902	743,278
Earnings per share from continuing operations (1):
Basic	$2.49	2.34
Diluted	2.48	2.33
Earnings per share from discontinued operations (1):
Basic	(0.03)	0.05
Diluted	(0.03)	0.05
Earnings per share (1):
Basic	2.47	2.39
Diluted	2.45	2.38

(1)	Certain per share amounts may not appear to reconcile due to rounding.

The following table summarizes the estimated fair value of assets acquired and liabilities assumed in connection with the AmSouth acquisition:

(In thousands)
Cash and due from banks	$1,149,696
Interest-bearing deposits	97,762
Federal funds sold and securities purchased under agreements to resell	55,075
Trading account assets	5,651
Securities available for sale	2,333,137
Securities held to maturity	5,034,985
Loans held for sale	305,389
Loans held for sale—divestitures	1,665,641
Loans, net of unearned income	34,579,898
Allowance for loan losses	(335,833)
Premises and equipment	1,368,747
Excess purchase price	6,551,402
Other identifiable intangible assets	679,674
Other assets	4,367,243
Deposits	34,815,437
Deposits—divestitures	2,734,297
Borrowings	9,698,623
Other liabilities	665,803

RESTRUCTURING LIABILITIES

During the fourth quarter of 2006, $64.9 million of liabilities were recorded related to AmSouth as purchase accounting adjustments, resulting in an increase in excess purchase price. Included in this balance were $42.1 million for severance and change-in-control provisions and $22.8 million for contract terminations related to the acquisition. As of December 31, 2007, cash payments totaling $40.4 million have been made for severance and change-in-control provisions, while $14.2 million has been paid for contract terminations resulting in a remaining liability total of $10.3 million at December 31, 2007. The Company has finalized its plans to exit certain activities related to AmSouth and/or involuntarily terminate former AmSouth employees and no additional restructuring liabilities will be accrued.

During 2007, Regions accrued a liability of $24.8 million for vacant lease space relating to certain Company properties, resulting in net occupancy expense of $9.8 million for the year ended December 31, 2007.

BRANCH DIVESTITURES

During the first quarter of 2007, Regions completed the divestiture of 52 former AmSouth branches. These divestitures were required by the Department of Justice and Board of Governors of the Federal Reserve in markets where the merger may have affected competition. The premium received from the divestitures is reflected in excess purchase price.

ASSETS HELD FOR SALE

In February 2007, Regions listed more than 100 branch and land properties for sale related to the AmSouth merger. These properties exist in areas where the merger created an overlapping presence. Regions classified these properties as held for sale at December 31, 2007, in “Other assets” on the balance sheet. During 2007, Regions sold approximately $35.4 million of the properties recorded as held for sale. A net gain of approximately $32.7 million was recognized in “Other non-interest expense” from continuing operations on the consolidated statement of income during the year ended December 31, 2007.

MILES & FINCH, INC. ACQUISITION

On January 2, 2007, Regions Insurance Group, a subsidiary of Regions Financial Corporation, acquired certain assets of Miles & Finch, Inc., a multi-line insurance agency headquartered in Kokomo, Indiana, with annual revenues of approximately $10 million, for a purchase price of $20.6 million.

SHATTUCK HAMMOND PARTNERS, LLC ACQUISITION

On June 15, 2007, Morgan Keegan & Company, Inc., a subsidiary of Regions Financial Corporation, acquired Shattuck Hammond Partners LLC, an investment banking and financial advisory firm headquartered in New York, New York, with annual revenues of approximately $28 million, for a purchase price of $25.0 million.

BARKSDALE BONDING AND INSURANCE, INC. ACQUISITION

On January 1, 2008, Regions Insurance Group, Inc., a subsidiary of Regions Financial Corporation, acquired certain assets of Barksdale Bonding and Insurance, Inc., a multi-line insurance agency headquartered in Jackson, Mississippi, with annual revenues of approximately $13 million, for a purchase price of $24.2 million.

NOTE 3. DISCONTINUED OPERATIONS

On March 30, 2007, Regions sold EquiFirst Corporation (“EquiFirst”), a wholly owned non-conforming mortgage origination subsidiary, for approximately $76 million and recorded an after-tax gain of approximately $1 million. Consequently, the business related to EquiFirst has been accounted for as discontinued operations and the results are presented separately on the consolidated statements of income for all periods presented. EquiFirst had loans held for sale totaling $1.7 billion for the year ended December 31, 2006. The sales price is subject to final resolution of closing date values of net assets sold, which is not yet completed. Regions believes any adjustments to the sales price will not have a material impact to the consolidated financial statements.

Prior to the sale of EquiFirst, Regions recorded, during 2007, approximately $142 million of after-tax losses related to the operations of EquiFirst. The primary factor in the recognition of these losses was the significant and rapid deterioration of the sub-prime market during the first three months of 2007.

The results from discontinued operations for the years ended December 31 are as follows:

	2007	2006	2005
	(In thousands)
Net interest income	$11,968	$45,140	$39,230
Provision (credit) for loan losses	182	127	(1,746)

Net interest income after provision for loan losses	11,786	45,013	40,976
Total non-interest income, excluding gain on sale of discontinued operations	(188,658)	32,384	126,612
Total non-interest expense	52,492	110,003	104,061

(Loss) income from discontinued operations before income taxes	(229,364)	(32,606)	63,527
Gain on sale of discontinued operations before income taxes	11,977	—	—

(Loss) income from discontinued operations before income taxes	(217,387)	(32,606)	63,527
Income tax (benefit) expense	(75,319)	(13,230)	25,690

(Loss) income from discontinued operations, net of tax	$(142,068)	$(19,376)	$37,837

NOTE 4. SECURITIES

The amortized cost and estimated fair value of securities available for sale and securities held to maturity at December 31 are as follows:

	2007
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Securities available for sale:
U.S. Treasury securities	$944,306	$5,611	$(3,320)	$946,597
Federal agency securities	3,224,350	93,972	(2,089)	3,316,233
Obligations of states and political subdivisions	725,351	7,585	(1,769)	731,167
Mortgage-backed securities	11,024,643	91,124	(40,337)	11,075,430
Other debt securities	45,046	91	(963)	44,174
Equity securities	1,204,816	1,052	(1,395)	1,204,473

	$17,168,512	$199,435	$(49,873)	$17,318,074

Securities held to maturity:
U.S. Treasury securities	$18,050	$586	$—	$18,636
Federal agency securities	13,423	219	—	13,642
Obligations of states and political subdivisions	1,200	16	—	1,216
Mortgage-backed securities	17,328	33	—	17,361
Other debt securities	934	12	(11)	935

	$50,935	$866	$(11)	$51,790

	2006
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Securities available for sale:
U.S. Treasury securities	$388,225	$32	$(4,824)	$383,433
Federal agency securities	3,759,303	12,414	(44,790)	3,726,927
Obligations of states and political subdivisions	780,553	7,841	(1,307)	787,087
Mortgage-backed securities	12,863,048	48,353	(134,043)	12,777,358
Other debt securities	76,478	562	(218)	76,822
Equity securities	762,049	664	(8)	762,705

	$18,629,656	$69,866	$(185,190)	$18,514,332

Securities held to maturity:
U.S. Treasury securities	$16,632	$34	$(189)	$16,477
Federal agency securities	25,289	215	(90)	25,414
Obligations of states and political subdivisions	1,649	26	—	1,675
Other debt securities	4,158	50	(7)	4,201

	$47,728	$325	$(286)	$47,767

The following tables present the age of gross unrealized losses and estimated fair value by investment category for securities available for sale at December 31:

	2007
	Less Than Twelve Months		Twelve Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(In thousands)
U.S. Treasury securities	$661,273	$(3,303)	$9,983	$(17)	$671,256	$(3,320)
Federal agency securities	401	(1)	702,691	(2,088)	703,092	(2,089)
Mortgage-backed securities	729,973	(2,694)	3,017,234	(37,643)	3,747,207	(40,337)
All other securities	135,536	(1,524)	259,339	(2,603)	394,875	(4,127)

	$1,527,183	$(7,522)	$3,989,247	$(42,351)	$5,516,430	$(49,873)

	2006
	Less Than Twelve Months		Twelve Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(In thousands)
U.S. Treasury securities	$123,734	$(185)	$212,385	$(4,639)	$336,119	$(4,824)
Federal agency securities	774,028	(6,262)	1,570,128	(38,528)	2,344,156	(44,790)
Mortgage-backed securities	1,386,427	(5,624)	5,092,069	(128,419)	6,478,496	(134,043)
All other securities	381,110	(780)	63,328	(753)	444,438	(1,533)

	$2,665,299	$(12,851)	$6,937,910	$(172,339)	$9,603,209	$(185,190)

Regions evaluates securities in a loss position for other-than-temporary impairment, considering such factors as the length of time and the extent to which the market value has been below cost, the credit standing of the issuer, and Regions’ ability and intent to hold the security until its market value recovers. Management does not believe any individual unrealized loss, which was comprised of 1,021 securities and 507 securities, as of December 31, 2007 and 2006, respectively, represented an other-than-temporary impairment. The unrealized losses related primarily to the impact of changes in interest rates on U.S. Treasury securities, Federal agency securities and mortgage-backed securities. During 2007, Regions recognized a write-down of securities of approximately $7.2 million representing other-than-temporary impairment, related primarily to retained interests on beneficial interests.

The cost and estimated fair value of securities available for sale and securities held to maturity at December 31, 2007, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Cost	Estimated Fair Value
	(In thousands)
Securities available for sale:
Due in one year or less	$669,689	$667,652
Due after one year through five years	947,872	964,580
Due after five years through ten years	3,229,605	3,314,195
Due after ten years	91,887	91,744
Mortgage-backed securities	11,024,643	11,075,430
Equity securities	1,204,816	1,204,473

	$17,168,512	$17,318,074

Securities held to maturity:
Due in one year or less	$6,985	$7,031
Due after one year through five years	18,745	19,320
Due after five years through ten years	7,191	7,403
Due after ten years	686	675
Mortgage-backed securities	17,328	17,361

	$50,935	$51,790

Proceeds from sales of securities available for sale in 2007 were $2.0 billion, with gross realized gains and losses of $41.6 million and $50.2 million, respectively. Proceeds from sales of securities available for sale in 2006 were $3.8 billion, with gross realized gains and losses of $8.2 million and $50,000, respectively. Proceeds from sales of securities available for sale in 2005 were $5.0 billion, with gross realized gains and losses of $61.6 million and $80.5 million, respectively.

Equity securities included $738.0 million and $624.5 million of amortized cost related to Federal Reserve Bank stock and Federal Home Loan Bank (“FHLB”) stock as of December 31, 2007 and 2006, respectively, whose estimated fair value approximates its carrying amount.

Securities with carrying values of $15.1 billion and $15.8 billion at December 31, 2007 and 2006, respectively, were pledged to secure public funds, trust deposits and certain borrowing arrangements.

In January 2008, Regions sold approximately $1.1 billion in available for sale agency debentures and recognized a gain of approximately $52.8 million. Approximately $650 million of the proceeds were reinvested in U.S. Treasury securities classified as trading. The remainder of the proceeds, approximately $465 million, was reinvested in mortgage-backed securities classified as available for sale. Also during January 2008, Regions sold approximately $325 million in U.S. Treasury securities out of trading account assets and recognized a gain of approximately $2.5 million.

NOTE 5. LOANS

The loan portfolio at December 31 consisted of the following:

	2007	2006
	(In thousands)
Commercial	$20,906,617	$24,145,411
Real estate—mortgage	39,343,128	35,230,343
Real estate—construction	14,025,491	14,121,030
Home equity	14,962,007	14,888,599
Indirect	3,938,113	4,037,539
Other consumer	2,203,491	2,127,680

	$95,378,847	$94,550,602

Loan classifications for 2007 have been impacted by system conversion-related re-mapping as a result of the merger with AmSouth. The 2006 classifications have not been reclassified to conform to the current year presentation. In general, the reclassifications shifted balances from the commercial category into the real estate mortgage or real estate construction categories.

The loan portfolio is diversified geographically, primarily within Alabama, Arkansas, Florida, Georgia, Illinois, Indiana, Iowa, Kentucky, Louisiana, Mississippi, Missouri, North Carolina, South Carolina, Tennessee, Texas and Virginia.

Regions considers its residential homebuilder portfolio as a concentration due to the recent stresses from economic downturns and real estate market deterioration. The residential homebuilder portfolio was approximately $7.2 billion at December 31, 2007, and represented extensions of credit to real estate developers where repayment is dependent on the sale of real estate. The majority of these loans are reported in the real estate construction category while a smaller portion is reported as real estate mortgage loans. The residential homebuilder portfolio is geographically concentrated in Florida and Regions’ East region, mainly Atlanta, Georgia.

Unearned income totaled $2.2 billion at both December 31, 2007 and 2006, respectively. Included in loans, net of unearned income at December 31, 2007 and 2006, were $98.2 million and $70.8 million, respectively, of net deferred loan costs. Unamortized net discounts on loans net of unearned income totaled $99.9 million and $252.6 million at December 31, 2007 and 2006, respectively.

Included in commercial loans was $2.4 billion of rentals receivable on leveraged leases at both December 31, 2007 and 2006. Also, estimated residuals on leveraged leases were $481.8 million and $508.9 million, and unearned income on leveraged leases was $2.2 billion and $2.1 billion at December 31, 2007 and 2006, respectively. Pre-tax income from leveraged leases for the years ending December 31, 2007, 2006 and 2005 was $67.0 million, $12.2 million and $7.0 million, respectively. The tax effect of this income was an expense of $26.1 million, $8.6 million and $2.6 million for the years ending December 31, 2007, 2006 and 2005, respectively.

At December 31, 2007, non-accrual loans totaled $743.6 million compared to $306.5 million at December 31, 2006. The amount of interest income recognized in 2007, 2006 and 2005 on non-accrual loans was approximately $24.5 million, $9.5 million and $11.7 million, respectively. If these loans had been current in accordance with their original terms, approximately $39.9 million, $29.0 million and $36.7 million, respectively, would have been recognized on these loans in 2007, 2006 and 2005. At December 31, 2007 and 2006, Regions had loans contractually past due 90 days or more and still accruing of approximately $356.7 million and $143.9 million, respectively.

The recorded investment in impaired loans, which includes all commercial (excluding leases) and commercial real estate loans on non-accrual status, was $660.4 million at December 31, 2007 and $237.5 million at December 31, 2006. Specifically reviewed impaired loans totaled $337.2 million and $70.1 million at December 31, 2007 and 2006, respectively, and the allowance allocated to these loans totaled $58.7 million and $17.6 million, respectively. The average amount of impaired loans was $396.0 million during 2007, $212.3 million during 2006 and $111.0 million during 2005. No material amount of interest income was recognized on impaired loans for the years ended December 31, 2007, 2006 or 2005.

Regions has approximately $100 million in book value of “sub-prime” loans retained from the disposition of EquiFirst. The credit loss exposure related to these loans is addressed in management’s periodic determination of the allowance for credit losses.

Regions’ recorded recourse liability, which primarily relates to residential mortgage loans, totaled $29.8 million and $76.4 million at December 31, 2007 and 2006, respectively. The recourse liability represents Regions’ estimated credit losses on contingent repurchases of loans or make-whole payments related to residential mortgage loans previously sold. This recourse arises when debtors fail to pay for an initial period of time after the loan is sold or due to defects in the underwriting of the sold loans.

At December 31, 2007 and 2006, approximately $6.3 billion and $4.9 billion, respectively, of first mortgage loans on one-to-four family dwellings held by Regions were pledged to secure borrowings from the FHLB (see Note 12 for further discussion). At December 31, 2007, approximately $0.7 billion of commercial loans, $11.2 billion of home equity loans and $3.0 billion of other consumer loans held by Regions were pledged to the Federal Reserve Bank. At December 31, 2006, approximately $0.8 billion of commercial loans, $3.8 billion of home equity loans and $3.5 billion of other consumer loans held by Regions were pledged to the Federal Reserve Bank.

Directors and executive officers of Regions and its principal subsidiaries, including the directors’ and officers’ families and affiliated companies, are loan and deposit customers and have other transactions with Regions in the ordinary course of business. Total loans to these persons (excluding loans which in the aggregate do not exceed $60,000 to any such person) at December 31, 2007 and 2006 were approximately $367 million and $320 million, respectively. These loans were made in the ordinary course of business and on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other persons and involve no unusual risk of collectibility.

NOTE 6. ALLOWANCE FOR CREDIT LOSSES

The allowance for credit losses consists of the allowance for loan losses, which is presented on the consolidated balance sheets as a contra-asset to loans, and the reserve for unfunded credit commitments, which is included in other liabilities in the consolidated balance sheets.

An analysis of the allowance for credit losses for the years ended December 31 follows:

	2007	2006	2005
	(In thousands)
Allowance for loan losses:
Balance at beginning of year	$1,055,953	$783,536	$754,721
Allowance of purchased institutions at acquisition date	—	335,833	—
Transfer to/from reserve for unfunded commitments(1)	—	(51,835)	—
Allowance allocated to sold loans and loans transferred to loans held for sale	(19,369)	(14,140)	—
Provision for loan losses—continuing operations	555,000	142,373	166,746
Provision (credit) for loan losses—discontinued operations	182	127	(1,746)
Loan losses:
Charge-offs	(367,565)	(219,479)	(211,730)
Recoveries	97,043	79,538	75,545

Net loan losses	(270,522)	(139,941)	(136,185)

Balance at end of year	$1,321,244	$1,055,953	$783,536

Reserve for unfunded credit commitments:
Balance at beginning of year	51,835	—	—
Transfer from allowance for loan losses (1)	—	51,835	—
Provision for unfunded credit commitments	6,419	—	—

Balance at end of year	$58,254	$51,835	$—

Total allowance for credit losses	$1,379,498	$1,107,788	$783,536

(1)	During the fourth quarter of 2006, Regions transferred a portion of the allowance for loan losses related to unfunded credit commitments to other liabilities.

NOTE 7. TRANSFERS AND SERVICING OF FINANCIAL ASSETS

Regions sells commercial loans to third-party, multi-issuer conduits, of which Regions retains servicing responsibilities. As part of the sale and securitization of commercial loans to conduits, Regions provides credit enhancements to the conduits in the form of letters of credit totaling $50.0 million at December 31, 2007 and 2006, respectively. Regions also provides liquidity lines of credit to support the issuance of commercial paper under 364-day loan commitments. These liquidity lines can be drawn upon in the unlikely event of a commercial paper market disruption or other factors, which could prevent the asset-backed commercial paper issuers from being able to issue commercial paper. Regions had liquidity lines of credit supporting these conduit transactions of $41.5 million and $431.7 million at December 31, 2007 and 2006, respectively. No gains or losses were recognized on commercial loans sold to third-party conduits nor was any retained interest recorded due to the relatively short life of the commercial loans sold into the conduits (average life of 45 days).

A summary of managed commercial (including real estate) and indirect consumer auto loans, which represent both owned and securitized loans, along with information about delinquencies and net credit losses follows:

	Commercial and Real Estate Loans	Indirect Auto Loans
	(Dollars in millions)
Outstanding as of December 31, 2007:
Loans net of unearned income held in portfolio	$60,249.7	$3,938.1
Loans securitized/sold	41.5	3.2

Total managed loans	$60,291.2	$3,941.3

Total delinquencies as of December 31, 2007	$1,238.0	$73.7
Delinquencies as a percent of ending managed loans	2.05%	1.87%
Net credit losses during 2007	$122.7	$20.5
Net credit losses as a percent of ending managed loans	0.20%	0.52%

The following table summarizes amounts recognized in the consolidated financial statements related to securitization transactions for the years ended December 31 (there were no securitization transactions in 2005):

	2007	2006
	(In thousands)
Proceeds from securitizations	423,230	47,557
Net gains	2,178	—
Servicing fees received	3,130	4,229
Other cash (outflows) inflows	(183)	336

An analysis of mortgage servicing rights for the years ended December 31 is presented below:

	2007	2006
	(In thousands)
Balance at beginning of year	$416,217	$441,508
Amounts capitalized	56,931	53,777
Sale of servicing assets	(25,577)	(4,786)
Permanent impairment	—	(3,719)
Amortization	(78,917)	(70,563)

	368,654	416,217
Valuation allowance	(47,346)	(41,346)

Balance at end of year	$321,308	$374,871

The changes in the valuation allowance for servicing assets were as follows for the years ended December 31:

	2007	2006
	(In thousands)
Balance at beginning of year	$41,346	$29,500
Permanent impairment	—	(3,719)
Release of impairment—sale of MSRs	—	(435)
Impairment of mortgage servicing rights	6,000	16,000

Balance at end of year	$47,346	$41,346

Data and assumptions used in the fair value calculation related to mortgage servicing rights for the years ended December 31 are as follows:

	2007	2006
Weighted-average prepayment speeds	393	364
Weighted-average discount rate	9.80%	9.30%
Weighted-average coupon interest rate	6.18%	6.10%
Weighted-average remaining maturity (months)	278	276
Weighted-average servicing fee (basis points)	30.96	31.00

The estimated fair values of capitalized mortgage servicing rights were $321.3 million and $374.9 million at December 31, 2007 and 2006, respectively. In 2007, 2006 and 2005, Regions’ amortization of mortgage servicing rights was $78.9 million, $70.6 million and $84.5 million, respectively.

During 2007, 2006 and 2005, Regions recognized $102.2 million, $130.6 million and $174.0 million, respectively, in contractually specified servicing fees, late fees and other ancillary income resulting from the servicing of mortgage loans.

NOTE 8. PREMISES AND EQUIPMENT

A summary of premises and equipment at December 31 is as follows:

	2007	2006
	(In thousands)
Land and land improvements	$483,598	$449,538
Premises	1,371,822	1,317,429
Furniture and equipment	985,277	938,979
Software	111,214	54,430
Leasehold improvements	239,690	200,955
Construction in progress	480,401	298,810

	3,672,002	3,260,141
Accumulated depreciation and amortization	(1,061,151)	(861,647)

	$2,610,851	$2,398,494

NOTE 9. INTANGIBLE ASSETS

A summary of excess purchase price at December 31 is presented as follows:

	2007	2006
	(In thousands)
Balance at beginning of year	$11,175,647	$5,027,044
Acquisition of AmSouth	336,824	6,214,537
Acquisitions of other businesses	34,020	—
Disposition of EquiFirst	(34,506)	—
Tax adjustments	(20,312)	(65,934)

Balance at end of year	$11,491,673	$11,175,647

A summary of core deposit intangible assets at December 31 is presented as follows:

	2007	2006
	(In thousands)
Balance at beginning of year	$941,880	$301,391
Amounts related to business combinations	(71,338)	704,012
Accumulated amortization, beginning of year	(138,560)	(75,037)
Amortization	(155,346)	(63,523)

Accumulated amortization, end of year	(293,906)	(138,560)

Balance at end of year	$715,196	$941,880

Regions’ core deposit intangible assets are being amortized on an accelerated basis over a ten-year period.

Regions has other intangible assets totaling $44.6 million and $16.0 million at December 31, 2007 and 2006, respectively. These other intangible assets resulted from customer relationships and employment agreements related to various acquisitions and are being amortized primarily on an accelerated basis over a period ranging from two to twelve years. In 2007 and 2006, Regions’ amortization of other intangibles was $5.9 million and $2.6 million, respectively.

The aggregate amount of amortization expense for core deposit intangibles and other intangibles is estimated to be $143.4 million in 2008, $132.1 million in 2009, $113.3 million in 2010, $100.0 million in 2011 and $86.8 million in 2012.

NOTE 10. DEPOSITS

The following schedule presents a detail of interest-bearing deposits at December 31:

	2007	2006
	(In thousands)
Savings accounts	$3,646,632	$3,882,533
Interest-bearing transaction accounts	15,846,139	15,899,812
Money market accounts	18,934,309	18,764,873
Time deposits	29,298,845	31,185,408
Foreign deposits	8,631,777	8,548,494
Interest-bearing deposits—divestitures	—	2,238,072

	$76,357,702	$80,519,192

The aggregate amount of time deposits of $100,000 or more, including certificates of deposit of $100,000 or more, was $12.7 billion and $13.6 billion at December 31, 2007 and 2006, respectively.

The aggregate amount of maturities of all time deposits (deposits with stated maturities, consisting primarily of certificates of deposit and IRAs) in each of the next five years is as follows: 2008–$26.6 billion; 2009–$1.4 billion; 2010–$0.7 billion; 2011–$0.3 billion; 2012–$0.2 billion; and thereafter–$0.1 billion.

NOTE 11. SHORT-TERM BORROWINGS

Following is a summary of short-term borrowings at December 31:

	2007	2006
	(In thousands)
Federal funds purchased	$5,182,649	$3,709,080
Securities sold under agreements to repurchase	3,637,586	3,967,174
Treasury, tax and loan notes	1,150,000	—
Federal Home Loan Bank structured advances	100,000	500,000
Senior bank notes	—	250,000
Short-sale liability	217,355	587,747
Brokerage customer liabilities	505,487	492,631
Other short-term borrowings	327,045	160,439

	$11,120,122	$9,667,071

Federal funds purchased and securities sold under agreements to repurchase are used to satisfy daily funding needs. Federal funds purchased and securities sold under agreements to repurchase had weighted-average maturities of 20 days and 8 days at December 31, 2007 and 2006, respectively. Weighted-average rates on these dates were 3.3% and 4.6%, respectively.

Treasury, tax and loan notes consist of borrowings from the Federal Reserve Bank. See Note 12 “Long-Term Borrowings” to the consolidated financial statements for further discussion of Regions’ borrowing capacity with the FHLB. The senior bank notes outstanding at December 31, 2006, were assumed in the AmSouth acquisition, and had floating rates based on the federal funds effective rate and the 90-day London Interbank Offered (“LIBOR”) index. The senior bank notes matured during the second quarter of 2007.

The short-sale liability represents Regions’ trading obligation to deliver certain securities at a predetermined date and price. Through Morgan Keegan, Regions maintains a liability for its brokerage customer position, which represents liquid funds in the customers’ brokerage accounts.

Morgan Keegan maintains certain lines of credit with unaffiliated banks that provide for maximum borrowings of $485 million and $250 million as of December 31, 2007 and 2006, respectively. Amounts outstanding under these lines of credit as of December 31, 2007 and 2006, are included in other short-term borrowings.

NOTE 12. LONG-TERM BORROWINGS

Long-term borrowings at December 31 consist of the following:

	2007	2006
	(In thousands)
Federal Home Loan Bank structured advances	$1,662,898	$2,102,356
Other Federal Home Loan Bank advances	2,119,318	285,195
6.375% subordinated notes due 2012	597,343	599,060
7.75% subordinated notes due 2011	533,912	546,066
7.00% subordinated notes due 2011	499,227	499,017
7.375% subordinated notes due 2037	300,000	—
4.85% subordinated notes due 2013 (Regions Bank)	487,696	485,718
5.20% subordinated notes due 2015 (Regions Bank)	344,523	344,032
6.45% subordinated notes due 2018 (Regions Bank)	321,657	323,227
6.50% subordinated notes due 2018 (Regions Bank)	311,439	312,617
6.45% subordinated notes due 2037 (Regions Bank)	497,191	—
6.125% subordinated notes due 2009	176,722	178,118
6.75% subordinated debentures due 2025	163,840	164,269
7.75% subordinated notes due 2024	100,000	100,000
Senior bank notes	—	703,204
4.375% senior notes due 2010	492,104	489,386
LIBOR floating rate senior notes due 2012	350,000	—
LIBOR floating rate senior notes due 2009	249,963	—
LIBOR floating rate senior debt notes due 2008	399,762	399,390
4.50% senior debt notes due 2008	349,694	349,212
6.625% junior subordinated notes	699,814	—
8.20% junior subordinated notes	—	225,768
Other long-term debt	545,298	530,280
Valuation adjustments on hedged long-term debt	122,389	5,734

	$11,324,790	$8,642,649

Long-term FHLB structured advances have stated maturities ranging from 2008 to 2013, but are convertible quarterly at the option of the FHLB. The convertible feature provides that after a specified date in the future, the advances will remain at a fixed rate, or Regions will have the option to either pay off the advance or convert from a fixed rate to a variable rate based on the LIBOR index. The FHLB structured advances have a weighted-average interest rate of 5.4% and 5.3% at December 31, 2007 and 2006, respectively. Other FHLB advances at December 31, 2007 and 2006 have a weighted-average interest rate of 4.8% and 4.3%, respectively, with maturities of one to eighteen years. The acquisition of AmSouth on November 4, 2006, added approximately $1.6 billion of FHLB borrowings. Under the Blanket Agreement for Advances and Security Agreement with the FHLB, Regions can borrow a maximum amount of approximately $28.2 billion from the FHLB. Borrowings are contingent upon collateral pledges to the FHLB. Regions has pledged certain residential first mortgage loans on one-to-four family dwellings as collateral for the FHLB advances outstanding. See Note 5 for loans pledged to the FHLB at December 31, 2007 and 2006. Additionally, membership in the FHLB requires an institution to hold FHLB stock. FHLB stock was $200.8 million at December 31, 2007 and $159.0 million at December 31, 2006.

As of December 31, 2007, Regions has twelve issuances of subordinated notes of $4.3 billion, with interest rates ranging from 4.85% to 7.75%. The 2006 acquisition of AmSouth added approximately $1.5 billion in subordinated notes. In June 2007, Regions issued $500 million of subordinated notes bearing an initial fixed rate of 6.45%, with a final maturity of June 26, 2037. In December 2007, Regions issued $300 million of subordinated notes bearing a fixed interest rate of 7.375%, with a final maturity of December 10, 2037. All issuances of these notes are, by definition, subordinated and subject in right of payment of both principal and interest to the prior payment in full of all senior indebtedness of the Company, which is generally defined as all indebtedness and other obligations of the Company to its creditors, except subordinated indebtedness. Payment of the principal of the notes may be accelerated only in the case of certain events involving bankruptcy, insolvency proceedings or reorganization of the Company. The subordinated notes described above qualify as Tier 2 capital under Federal Reserve guidelines.

The 6.50% and the 6.45% subordinated notes due 2018 are callable in 2008. The 6.50% subordinated notes due 2018 were issued with embedded put and call options that could require Regions to repurchase the notes at face value on March 15, 2008. If Regions does not repurchase the debt, the interest rate on the notes will be reset on March 15, 2008, based on a set formula. Regions anticipates repurchasing the debt on March 15, 2008, and recording an approximate loss between $30 million and $45 million subject to interest rates in effect around the date of repurchase. The 6.45% subordinated notes due 2018 were issued with embedded put and call options that could require Regions to repurchase the notes at face value on February 1, 2008. If Regions did not repurchase the debt, the interest rate on the notes would have been reset on February 1, 2008, based on a set formula. Regions redeemed this debt on February 1, 2008, and recorded a loss of approximately $25.0 million. The 6.125% subordinated notes due 2009 may be redeemed by Regions prior to March 1, 2009, at the greater of 100% of the principal amount or an amount based on a preset formula. All other subordinated notes are not redeemable prior to maturity.

As of December 31, 2007, Regions had senior notes of $1.8 billion. In June 2007, Regions issued $350 million of LIBOR floating rate senior notes with a maturity of June 26, 2012, and $250 million of LIBOR floating rate senior notes with a maturity of June 26, 2009. None of the senior notes are redeemable prior to maturity.

In April 2007, Regions issued $700 million of junior subordinated notes, to an affiliated trust, bearing an initial fixed interest rate of 6.625%. The junior subordinated notes have a scheduled maturity of May 15, 2047, and a final maturity of May 1, 2077. The trust contemporaneously issued trust preferred securities which Regions guaranteed. Also in June 2007, the 8.20% junior subordinated notes were redeemed.

Other long-term debt at December 31, 2007, 2006 and 2005 had weighted-average interest rates of 6.1%, 6.4% and 7.9%, respectively, and a weighted-average maturity of 6.9 years at December 31, 2007. Regions has $79.7 million included in other long-term debt in connection with a seller-lessee transaction with continuing involvement (see Note 23 to the consolidated financial statements for further information).

Regions uses derivative instruments, primarily interest rate swaps, to manage interest rate risk by converting a portion of its fixed-rate debt to a variable-rate. The effective rate adjustments related to these hedges are included in interest expense on long-term borrowings. The weighted-average interest rate on total long-term debt, including the effect of derivative instruments, was 5.7%, 5.6% and 4.5% for the years ended December 31, 2007, 2006 and 2005, respectively. Further discussion of derivative instruments is included in Note 20 to the consolidated financial statements.

The aggregate amount of contractual maturities of all long-term debt in each of the next five years and thereafter is as follows: 2008–$0.8 billion; 2009–$2.5 billion; 2010–$1.4 billion; 2011–$1.6 billion; 2012–$0.9 billion; and thereafter–$4.1 billion.

In May 2007, Regions filed a new shelf registration statement with the U.S. Securities and Exchange Commission. This shelf registration does not have a capacity limit and can be utilized by Regions to issue various debt and/or equity securities.

At December 31, 2007, Regions Bank has available a $4.5 billion facility as part of a Bank Note Program which allows for senior and subordinated issuances at the bank, with terms ranging from 30 days to 30 years from the date of issue. These notes are not deposits and they are not insured or guaranteed by the Federal Deposit Insurance Corporation.

At December 31, 2007, Regions can borrow a maximum amount of approximately $12.9 billion from the Federal Reserve Bank. Regions has pledged certain commercial, home equity and other consumer loans as discount window collateral. See Note 5 for loans pledged to the Federal Reserve Bank at December 31, 2007 and 2006.

NOTE 13. REGULATORY CAPITAL REQUIREMENTS AND RESTRICTIONS

Regions and its banking subsidiaries are subject to regulatory capital requirements administered by Federal banking agencies. These regulatory capital requirements involve quantitative measures of the Company’s assets, liabilities and certain off-balance sheet items, and also qualitative judgments by the regulators. Failure to meet minimum capital requirements can subject the Company to a series of increasingly restrictive regulatory actions. As of December 31, 2007 and 2006, the most recent notification from Federal banking agencies categorized Regions and its significant subsidiaries as “well capitalized” under the regulatory framework.

Minimum capital requirements for all banks are Tier 1 Capital of at least 4% of risk-weighted assets, Total Capital of at least 8% of risk-weighted assets and a Leverage Ratio of 3%, plus an additional 100- to 200-basis-point cushion in certain circumstances, of adjusted quarterly average assets. Tier 1 Capital consists principally of stockholders’ equity, excluding accumulated other comprehensive income, less excess purchase price and certain other intangibles. Total Capital consists of Tier 1 Capital plus certain debt instruments and the allowance for credit losses, subject to limitation. The Company believes that no changes in conditions or events have occurred since December 31, 2007, which would result in changes that would cause Regions or Regions Bank to fall below the well capitalized level.

Regions’ and its banking subsidiaries’ capital levels at December 31 exceeded the “well capitalized” levels, as shown below:

	December 31, 2007		To Be Well Capitalized
	Amount	Ratio
	(Dollars in thousands)
Tier 1 Capital:
Regions Financial Corporation	$8,440,965	7.29%	6.00%
Regions Bank	9,798,731	8.65	6.00
Total Capital:
Regions Financial Corporation	$13,029,672	11.25%	10.00%
Regions Bank	12,688,360	11.20	10.00
Leverage:
Regions Financial Corporation	$8,440,965	6.66%	5.00%
Regions Bank	9,798,731	7.94	5.00

	December 31, 2006		To Be Well Capitalized
	Amount	Ratio
	(Dollars in thousands)
Tier 1 Capital:
Regions Financial Corporation	$9,375,388	8.07%	6.00%
Regions Bank	11,095,684	9.77	6.00
Total Capital:
Regions Financial Corporation	$13,404,126	11.54%	10.00%
Regions Bank	13,353,401	11.76	10.00
Leverage:
Regions Financial Corporation	$9,375,388	8.30%	5.00%
Regions Bank	11,095,684	10.55	5.00

Regions Bank is required to maintain reserve balances with the Federal Reserve Bank. The average amount of the reserve balances maintained for the years ended December 31, 2007 and 2006, was approximately $28.2 million and $51.1 million, respectively.

Substantially all net assets are owned by subsidiaries. The primary source of operating cash available to Regions is provided by dividends from subsidiaries. Statutory limits are placed on the amount of dividends the subsidiary bank can pay without prior regulatory approval. In addition, regulatory authorities require the maintenance of minimum capital-to-asset ratios at banking subsidiaries. At December 31, 2007, Regions Bank could pay approximately $223.3 million in dividends without prior approval.

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

In addition, Regions must adhere to various U.S. Department of Housing and Urban Development (“HUD”) regulatory guidelines including required minimum capital to maintain their Federal Housing Administration approved status. Failure to comply with the HUD guidelines could result in withdrawal of this certification. As of December 31, 2007, Regions was in compliance with HUD guidelines. Regions is also subject to various capital requirements by secondary market investors.

NOTE 14. STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

On January 18, 2007, Regions’ Board of Directors approved the repurchase of 50 million shares of the Company’s outstanding common stock. The common shares may be repurchased in the open market or in privately negotiated transactions and will be taken into treasury. This authorization was in addition to the 13.8 million shares available for repurchase under previous authorizations. During 2007 and 2006, Regions repurchased 40.8 million and 13.8 million shares, respectively, at a cost of $1.4 billion and $490.4 million, respectively. At December 31, 2007, there were approximately 23.1 million shares remaining under this authorization.

In April 2007, Regions entered into an agreement to repurchase approximately 14.2 million shares of its outstanding common stock for an initial purchase price of $500 million. These shares were accounted for as treasury stock on the date of purchase. Regions simultaneously entered into a forward contract indexed to these same shares. In August 2007, Regions received approximately 781,000 shares upon settlement of the forward contract.

At December 31, 2007, there were 48,413,000 shares reserved for issuance under stock compensation plans. Stock options outstanding represent 48,044,000 shares and 369,000 shares are reserved for issuance under deferred compensation plans.

In 2007, Regions increased its dividend to $1.46 per common share, compared to $1.40 in 2006 and $1.36 in 2005. In 2006, Regions retired 31.0 million shares of treasury stock, with a cost of $1.1 billion. There were no retirements of treasury stock during 2007 and 2005.

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

The disclosure of the reclassification amount for the years ended December 31 is as follows:

	2007
	Before Tax	Tax Effect	Net of Tax
	(In thousands)
Net income	$1,821,463	$(570,368)	$1,251,095
Net unrealized holding gains and losses on securities available for sale arising during the period	256,546	(95,974)	160,572
Less: reclassification adjustments for net securities losses realized in net income	(8,553)	2,994	(5,559)

Net change in unrealized gains and losses on securities available for sale	265,099	(98,968)	166,131
Net unrealized holding gains and losses on derivatives arising during the period	154,965	(55,558)	99,407
Less: reclassification adjustments for net gains realized in net income	6,066	(2,123)	3,943

Net change in unrealized gains and losses on derivative instruments	148,899	(53,435)	95,464
Net actuarial gains and losses arising during the period	123,044	(46,650)	76,394
Less: amortization of actuarial loss and prior service credit realized in net income	6,815	(2,385)	4,430

Net change from defined benefit plans	116,229	(44,265)	71,964

Comprehensive income	$2,351,690	$(767,036)	$1,584,654

	2006
	Before Tax	Tax Effect	Net of Tax
	(In thousands)
Net income	$1,959,015	$(605,870)	$1,353,145
Net unrealized holding gains and losses on securities available for sale arising during the period	32,386	(11,607)	20,779
Less: reclassification adjustments for net securities gains realized in net income	8,123	(2,871)	5,252

Net change in unrealized gains and losses on securities available for sale	24,263	(8,736)	15,527
Net unrealized holding gains and losses on derivatives arising during the period	21,088	(11,161)	9,927
Less: reclassification adjustments for net gains realized in net income	417	(146)	271

Net change in unrealized gains and losses on derivative instruments	20,671	(11,015)	9,656

Comprehensive income	$2,003,949	$(625,621)	$1,378,328

	2005
	Before Tax	Tax Effect	Net of Tax
	(In thousands)
Net income	$1,422,095	$(421,551)	$1,000,544
Net unrealized holding gains and losses on securities available for sale arising during the period	(237,531)	88,370	(149,161)
Less: reclassification adjustments for net securities losses realized in net income	(18,892)	6,612	(12,280)

Net change in unrealized gains and losses on securities available for sale	(218,639)	81,758	(136,881)
Net unrealized holding gains and losses on derivatives arising during the period	(8,604)	3,303	(5,301)
Less: reclassification adjustments for net gains realized in net income	609	(213)	396

Net change in unrealized gains and losses on derivative instruments	(9,213)	3,516	(5,697)

Comprehensive income	$1,194,243	$(336,277)	$857,966

NOTE 15. EARNINGS PER SHARE

The following table sets forth the computation of basic earnings per share and diluted earnings per share for the years ended December 31:

	2007	2006	2005
	(In thousands, except per share amounts)
Numerator:
For earnings per share—basic and diluted
Income from continuing operations	$1,393,163	$1,372,521	$962,707
(Loss) income from discontinued operations, net of tax	(142,068)	(19,376)	37,837

Net income	$1,251,095	$1,353,145	$1,000,544

Denominator:
For earnings per share—basic weighted-average shares outstanding	707,981	501,681	461,171
Effect of dilutive securities:
Common stock equivalents	4,762	5,308	5,012

For earnings per share—diluted	712,743	506,989	466,183

Earnings per share from continuing operations (1):
Basic	$1.97	$2.74	$2.09
Diluted	1.95	2.71	2.07
Earnings per share from discontinued operations (1):
Basic	(0.20)	(0.04)	0.08
Diluted	(0.20)	(0.04)	0.08
Earnings per share (1):
Basic	1.77	2.70	2.17
Diluted	1.76	2.67	2.15

(1)	Certain per share amounts may not appear to reconcile due to rounding.

The effect from the assumed exercise of 31,382,000, 412,000 and 7,708,000 stock options was not included in the above computation of diluted earnings per share for 2007, 2006 and 2005, respectively, because such amounts would have an antidilutive effect on earnings per share.

NOTE 16. SHARE-BASED PAYMENTS

Regions has stock option and long-term incentive compensation plans, which permit the granting of incentive awards in the form of stock options, restricted stock, restricted stock units and stock appreciation rights. While Regions has the ability to issue stock appreciation rights, as of December 31, 2007, 2006 and 2005, there were no outstanding stock appreciation rights. The terms of all awards issued under these plans are determined by the Compensation Committee of the Board of Directors, but no options may be granted after the tenth anniversary of the plans’ adoption. Options and restricted stock granted usually vest based on employee service and generally vest within three years from the date of the grant. Grants of performance-based restricted stock typically have a one-year performance period, after which shares vest within three years after the grant date. Restricted stock units, which were granted in 2007, have a vesting period of five years. Generally, the terms of these plans stipulate that the exercise price of options may not be less than the fair market value of Regions’ common stock at the date the options are granted; however, under prior stock option plans, non-qualified options could be granted with a lower exercise price than the fair market value of Regions’ common stock on the date of grant. The contractual life of options granted under these plans range from seven to ten years from the date of grant. Regions issues new shares from authorized reserves upon exercise. Grantees of restricted stock awards or units must either remain employed with the Company for certain periods from the date of grant in order for shares to be released or issued or retire after meeting the standards of a retiree, at which time shares would be prorated and released. Upon adoption of a new long-term incentive plan in 2006, Regions amended all other open stock and long-term incentive plans, such that no new awards may be granted under those plans subsequent to the amendment date. The outstanding awards were unaffected by this plan amendment. The plan adopted in 2006 provides that 20,000,000 common share equivalents are subject to and available for distribution to recipients. Each share of restricted stock granted under the 2006 plan is assigned a share equivalent factor of 4.0, as compared to the stock option equivalent factor of 1.0. The number of remaining share equivalents authorized for issuance under long-term compensation plans was approximately 14,119,000 share equivalents at December 31, 2007.

In connection with the AmSouth acquisition, Regions assumed AmSouth’s long-term incentive plans. The awards issued under these plans are consistent with the awards issued under Regions’ plans. However, all unvested awards vest upon the employee’s retirement. Also, in determining shares authorized, restricted stock grants are equally weighted with stock options. At December 31, 2007, approximately 14,009,000 shares were authorized for issuance under these plans. In other business combinations prior to 2006, Regions assumed stock options that were previously granted by those companies and converted those options, based on the appropriate exchange ratio, into options to acquire Regions’ common stock. The common stock for such options has been registered under the Securities Act of 1933 by Regions and is not included in the maximum number of shares that may be granted by Regions under its existing stock option plans.

The following tables summarize the impact of adoption of FAS 123(R) and the elements of compensation costs recognized in the consolidated financial statements for the years ended December 31:

Impact of Adoption

2006
(In thousands, except per share data)
Income before income taxes	$(3,842)
Net income	(3,070)
Earnings per share—basic	—
Earnings per share—diluted	—
Cash flows from operating activities	(32,454)
Cash flows from financing activities	32,454

Elements of Compensation Cost

	2007	2006	2005
	(In thousands)
Compensation cost of share-based compensation awards:
Restricted stock and units	$62,924	$53,389	$27,032
Stock options	12,864	3,842	399
Tax benefits related to compensation cost	(28,410)	(21,060)	(9,601)

Compensation cost of share-based compensation awards, net of tax	$47,378	$36,171	$17,830

The following table summarizes the weighted-average assumptions used and the weighted-average estimated fair values related to stock options granted during the years ended December 31:

	2007		2006		2005
Expected dividend yield	4.1%		4.0%		4.1%
Expected volatility	19.7%		19.5%		21.5%
Risk-free interest rate	4.5%		4.7%		4.2%
Expected option life	5.0	yrs.	4.0	yrs.	5.0	yrs.
Fair value	$5.23		$4.99		$5.09

Refer to Note 1 for a discussion of the methodologies used to derive the underlying assumptions used in the Black-Scholes option pricing model. During the first quarter of 2006, the Company made refinements to the expected volatility and expected option life assumptions used in valuing stock option grants as part of its adoption of FAS 123(R). Expected volatility decreased based upon the consideration of historical and implied volatility measurements upon the adoption of FAS 123(R); historically, the Company considered only historical stock price changes over a specified period of time. The expected option life declined based upon the decrease in contractual life on new grants from ten years (historically) to seven years for grants issued between 2004 and 2006. Option grants issued in 2007 have a contractual life of ten years and therefore, the expected option life increased for 2007 accordingly.

In connection with the AmSouth acquisition, Regions assumed and converted the outstanding stock options of AmSouth, all of which were vested at the date of acquisition. The number and strike price of these options were subject to the same exchange ratio as the common stockholders of AmSouth. No other terms of these awards were modified. Regions accounted for this conversion as a modification of the terms of the original award, thus canceling the AmSouth award and issuing a Regions award as required by FAS 123(R) for accounting purposes. The fair value of the AmSouth awards surrendered exceeded the fair value of the Regions awards conveyed, resulting in a $159.4 million increase to excess purchase price and no additional compensation cost. Refer to Note 2 for further discussion of the AmSouth acquisition and the financial statement impact of the assumption of AmSouth’s outstanding options.

On December 20, 2005, the Company approved the acceleration of vesting of certain unvested non-qualified stock options outstanding as of that date and recognized approximately $0.4 million in compensation expense in conjunction with the acceleration of vesting. The decision to accelerate the vesting of the unvested non-qualified options primarily was made to reduce non-cash compensation expense that would otherwise have been recorded in Regions’ financial statements in future periods, in accordance with FAS 123(R). The expense that otherwise would have been recorded in future periods, absent the accelerated vesting, totaled approximately $14.7 million (pre-tax).

Stock option activity (including assumed options) prior to the adoption of FAS 123(R) is summarized as follows:

	Number of Options	Option Price Per Share	Weighted- Average Exercise Prices
Balance at January 1, 2005	40,496,203	$ 5.90 -$44.42	$26.89
Granted	3,027,354	31.73 - 35.29	33.72
Exercised	(7,686,586)	5.90 - 33.49	25.03
Canceled	(2,246,891)	8.69 - 42.42	29.46

Outstanding at December 31, 2005	33,590,080	$ 8.96 -$44.42	$27.76

The following table summarizes the option activity after the adoption of FAS 123(R):

	Number of Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value (In Thousands)	Weighted- Average Remaining Contractual Term
Balance at January 1, 2006	33,590,080	$27.76
Options assumed through acquisitions	25,663,411	29.20
Granted	968,706	35.14
Exercised	(10,981,946)	26.62
Canceled/Forfeited	(435,104)	22.17

Outstanding at December 31, 2006	48,805,147	$28.97	$413,288	6.02	yrs.
Granted	4,916,960	35.08
Exercised	(3,992,885)	26.67
Canceled/Forfeited	(1,685,015)	31.18

Outstanding at December 31, 2007	48,044,207	$29.71	$12,045	5.19	yrs.

Exercisable at December 31, 2007	43,277,088	$29.12	$12,045	4.77	yrs.

For the years ended December 31, 2007 and 2006 the total intrinsic value of options exercised was $33.3 million and $104.0 million, respectively.

During 2005, Regions granted 1,285,389 shares as restricted stock. Restricted stock award and unit activity for 2006 and 2007 is summarized as follows:

	Number of Shares/Units	Weighted-Average Fair Value (Grant Date)
Non-vested at December 31, 2005	3,362,995	$31.39
Granted	1,740,227	35.21
Vested	(1,524,579)	31.38
Forfeited	(288,054)	32.25

Non-vested at December 31, 2006	3,290,589	$33.34
Granted	2,622,781	32.50
Vested	(1,823,098)	33.19
Forfeited	(439,218)	35.07

Non-vested at December 31, 2007	3,651,054	$32.60

As of December 31, 2007, the amount of non-vested stock options and restricted stock awards and units not yet recognized was $104.3 million, which will be recognized over a weighted-average period of 2.1 years. No share-based compensation costs were capitalized during the years ended December 31, 2007 and 2006.

NOTE 17. PENSION AND OTHER EMPLOYEE BENEFIT PLANS

Regions has a defined-benefit pension plan (the “Regions pension plan”) covering substantially all employees employed at or before December 31, 2000. After January 1, 2001, the Regions pension plan was closed to new entrants. Benefits under the Regions pension plan are based on years of service and the employee’s highest five years of compensation during the last ten years of employment. Regions’ funding policy is to contribute annually at least the amount required by Internal Revenue Service minimum funding standards. Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future. The Company also sponsors a supplemental executive retirement program (the “Regions SERP”), which is a non-qualified plan that provides certain senior executive officers defined pension benefits in relation to their compensation. Regions also sponsors a defined-benefit postretirement health care plan that covers certain retired employees. Currently, the Company pays a portion of the costs of certain health care benefits for all eligible employees who retired before January 1, 1989. No health care benefits are provided for employees retiring at normal retirement age after December 31, 1988. For employees retiring before normal retirement age, the Company currently pays a portion of the costs of certain health care benefits until the retired employee becomes eligible for Medicare. Certain retirees, participating in plans of acquired entities, are offered a Medicare supplemental benefit. The plan is contributory and contains other cost-sharing features such as deductibles and co-payments. Retiree health care benefits, as well as similar benefits for active employees, are provided through a group insurance program in which premiums are based on the amount of benefits paid. The Company’s policy is to fund the Company’s share of the cost of health care benefits in amounts determined at the discretion of management.

As a result of the merger with AmSouth, Regions assumed the obligations related to AmSouth’s employee benefit plans. One of these assumed plans is a defined-benefit pension plan (the “AmSouth pension plan”) covering substantially all regular full-time employees and part-time employees who regularly work one thousand hours or more each year and were employed at AmSouth at or before the merger. Subsequent to the merger, the AmSouth pension plan was closed to new participants. Regions also assumed AmSouth’s non-qualified supplemental executive retirement plan (the “AmSouth SERP”), which provides additional benefits to certain senior executives. The features of both of these plans are substantially similar to the Regions plans discussed above. Effective September 30, 2007, the Regions pension plan and AmSouth pension plan were merged into one plan. The benefit structures of each former plan remain intact.

Regions also assumed postretirement medical plans from AmSouth. These plans provide postretirement medical benefits to all legacy AmSouth employees who retire between the ages of 55 and 65 with five or more calendar years of service and provide certain retired and grandfathered retired participants with postretirement benefits past age 65. Postretirement life insurance is also provided to a grandfathered group of employees and retirees.

Actuarially determined pension expense is charged to current operations using the projected unit credit method. Expense associated with both SERP plans and postretirement benefit plans is charged to current operations based on actuarial calculations.

The following table sets forth the plans’ change in benefit obligation, plan assets and the funded status of the pension and other postretirement benefits plans, using a September 30 measurement date, and amounts recognized in the consolidated balance sheets at December 31:

	Pension		Other Postretirement Benefits
	2007	2006	2007	2006
	(In thousands)
Change in benefit obligation
Projected benefit obligation, beginning of period	$467,002	$465,174	$37,159	$40,499
AmSouth acquisition	956,467	—	18,948	—
Service cost	38,828	16,493	881	398
Interest cost	76,886	26,023	2,976	2,131
Actuarial gains	(16,502)	(31,377)	(4,678)	(843)
Benefit payments	(60,349)	(21,550)	(5,514)	(5,026)
Settlement payment	(25,000)	—	—	—
Curtailments	(28,136)	—	—	—
Plan amendments	4,607	—	—	—
Special termination benefits	—	12,239	—	—

Projected benefit obligation, end of period	$1,413,803	$467,002	$49,772	$37,159

Change in plan assets
Fair value of plan assets, beginning of period	$404,885	$402,031	$4,040	$8,303
AmSouth acquisition	902,482	—	4,141	—
Actual return on plan assets	175,602	21,311	324	763
Company contributions	27,929	3,093	1,167	—
Benefit payments	(60,349)	(21,550)	(5,514)	(5,026)
Settlement payment	(25,000)	—	—	—
Administrative expenses	(1,964)	—	—	—

Fair value of plan assets, end of period	$1,423,585	$404,885	$4,158	$4,040

Funded status and prepaid (accrued) benefit cost at September 30	$9,782	$(62,117)	$(45,614)	$(33,119)
Curtailment gains	8,596	—	—	—
Company contributions from October 1 to December 31	890	304	—	—
AmSouth balance, November 4, 2006	—	(53,985)	—	(14,807)

Prepaid (Accrued) benefit cost at December 31	$19,268	$(115,798)	$(45,614)	$(47,926)

Amounts recognized in the Consolidated Balance Sheets:
Other assets	$160,034	$63,176	$—	$—
Other liabilities	(140,766)	(178,974)	(45,614)	(47,926)

	$19,268	$(115,798)	$(45,614)	$(47,926)

Amounts recognized in Accumulated Other Comprehensive Income:
Net actuarial (gain) loss	$(15,675)	$101,009	$(741)	$4,055
Prior service cost (credit)	4,607	(227)	(826)	(1,243)

	$(11,068)	$100,782	$(1,567)	$2,812

The settlement payment during 2007 relates to the settlement of a liability under the Regions SERP for a certain executive officer. The curtailment gains during 2007 resulted from merger-related employment terminations. The special termination benefits charge during 2006 represents benefit enhancements under the Regions SERP for certain executive officers.

The accumulated benefit obligation for all defined-benefit pension plans was $1.3 billion and $431.4 million as of September 30, 2007 and 2006, respectively. Information for the pension plans with an accumulated benefit obligation in excess of plan assets, as of December 31, 2007 and 2006, was as follows:

	2007	2006
	(In thousands)
Projected benefit obligation	$123,992	$139,654
Accumulated benefit obligation	113,664	128,317

Net periodic benefit cost included the following components for the years ended December 31:

	Pension			Other Postretirement Benefits
	2007	2006	2005	2007	2006	2005
	(In thousands)
Service cost	$38,828	$16,493	$15,369	$881	$398	$580
Interest cost	76,886	26,023	24,464	2,976	2,131	2,535
Expected return on plan assets	(102,510)	(31,539)	(28,772)	(253)	(246)	(388)
Amortization of actuarial loss	7,450	13,202	11,641	48	235	626
Amortization of prior service credit	(266)	(348)	(398)	(417)	(416)	(417)
Amortization of transition asset	—	—	(19)	—	—	—
Settlement charge	2,300	—	—	—	—	—
Curtailment gains	(17,389)	—	—	—	—	—

Net periodic benefit cost	$5,299	$23,831	$22,285	$3,235	$2,102	$2,936

The estimated amounts that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2008 are as follows:

	Pension	Other Postretirement Benefits
	(In thousands)
Actuarial loss	$114	$—
Prior service cost (credit)	1,765	(417)

	$1,879	$(417)

The weighted-average assumptions used to determine benefit obligations at September 30 (the measurement date) follows:

	Pension		Other Postretirement Benefits
	2007	2006	2007	2006
Discount rate	6.34%	5.95%	6.20%	5.75%
Rate of annual compensation increase	4.99	4.95	N/A	N/A

In connection with the AmSouth merger, the plans of former AmSouth were remeasured through purchase accounting on November 4, 2006, using a discount rate of 5.90% and a compensation rate increase of 5.00%.

The weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31 are as follows:

	Pension			Other Postretirement Benefits
	2007	2006	2005	2007	2006	2005
Discount rate	6.02%	5.50%	6.00%	5.75%	5.50%	6.00%
Expected long-term rate of return on plan assets	8.33	8.00	8.50	5.00	4.00	4.00
Rate of annual compensation increase	4.89	4.50	4.50	N/A	N/A	N/A

The assumed health care cost trend rate for postretirement medical benefits was 8.0% for 2007 and is assumed to decrease gradually to 5.0% by 2015 and remain at that level thereafter.

A one-percentage point change in assumed health care cost trend rates would have the following effects:

	1-Percentage Point Increase	1-Percentage Point Decrease
	(In thousands)
Effect on total of service cost and interest cost components	$116	$(113)
Effect on postretirement benefit obligations	1,618	(1,545)

The asset allocation for the Regions pension plan at the end of 2007 and 2006, and the target allocation for 2008, by asset category, are as follows:

	Target Allocation 2008	Percentage of Plan Assets
Asset Category		2007	2006
Equity securities	55%	57%	63%
Debt securities	25%	26%	27%
Real estate	10%	6%	2%
Other	10%	11%	8%

Regions’ investment strategy is to invest primarily in large-cap equity securities and intermediate term investment grade domestic fixed-income securities. Regions will invest in small-cap, mid-cap and international equities in smaller concentrations depending on the Company’s outlook for growth in those sectors. The expected long-term return on plan assets assumption is determined using the plan asset mix, historical returns and expert opinions.

The Regions pension plan has a portion of its investments in Regions common stock. The number of shares held by the plan was 861,436, which represents approximately 1.5% of the plan assets, at December 31, 2007, for a total market value of $20.4 million.

Information about the expected cash flows for the pension and other postretirement benefits plans is as follows:

	Pension	Other Postretirement Benefits
	(In thousands)
Expected Employer Contributions:
2008	$5,252	$5,762

Expected Benefit Payments:
2008	$65,796	$5,762
2009	67,866	5,673
2010	70,878	5,454
2011	74,452	5,277
2012	78,976	4,925
2013-2017	469,135	19,751

OTHER PLANS

Regions’ 401(k) plans include a company match of eligible employee contributions. At December 31, 2007 and 2006, this match totaled 100% of the eligible employee pre-tax contribution (up to 6% of compensation) after one year of service and was invested in Regions common stock. Regions’ contribution to the 401(k) plans on behalf of employees totaled $72.4 million, $36.6 million and $34.2 million in 2007, 2006 and 2005, respectively. Regions’ 401(k) plans held 13.3 million and 14.4 million shares of Regions common stock at December 31, 2007 and 2006, respectively. For the years ended December 31, 2007, 2006 and 2005, the 401(k) plans received $19.5 million, $12.8 million and $6.7 million, respectively, in dividends on Regions common stock.

NOTE 18. OTHER NON-INTEREST INCOME AND EXPENSE

The following is a detail of other non-interest income for the years ended December 31:

	2007	2006	2005
	(In thousands)
Commercial credit fee income	$104,331	$74,900	$57,283
Insurance commissions and fees	99,365	85,547	79,758
Other miscellaneous income	280,141	132,855	136,801

	$483,837	$293,302	$273,842

The following is a detail of other non-interest expense for the years ended December 31:

	2007	2006	2005
	(In thousands)
Professional fees	$151,991	$97,220	$113,322
Marketing	134,050	70,198	72,760
Amortization of core deposit intangibles	155,346	63,523	46,050
Amortization of mortgage servicing rights	78,917	70,563	84,507
Impairment (recapture) of mortgage servicing rights	6,000	16,000	(32,000)
Other miscellaneous expenses	947,137	614,148	631,271

	$1,473,441	$931,652	$915,910

NOTE 19. INCOME TAXES

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of Regions’ deferred tax assets and liabilities as of December 31 are listed below:

	2007	2006
	(In thousands)
Deferred tax assets:
Loan loss allowance	$503,825	$439,149
Purchase accounting basis differences	153,061	297,622
Other employee and director benefits	68,588	62,732
Deferred compensation	62,547	60,221
Pension and other postretirement benefits	43,800	41,219
Net operating loss carryforwards	31,035	29,021
Book under tax basis of depreciable assets	11,041	—
Capital loss carryforward	—	3,284
Unrealized losses included in equity adjustments	—	75,097
Other	189,972	183,302

Total deferred tax assets	1,063,869	1,191,647
Less: valuation allowance on net operating loss carryforwards	(19,248)	(16,092)

Total deferred tax assets less valuation allowance	1,044,621	1,175,555
Deferred tax liabilities:
Lease financing	331,084	231,800
Excess purchase price and intangibles	338,974	400,634
Book over tax basis of depreciable assets	—	113,754
Originated mortgage servicing rights	95,254	90,320
Unrealized gains included in equity adjustments	121,783	—
Basis difference of FHLB stock	2,102	2,708
Other	39,516	49,818

Total deferred tax liabilities	928,713	889,034

Net deferred tax asset	$115,908	$286,521

At December 31, 2007, Regions has deferred tax on state net operating loss carryforwards of $671.6 million that expire in years 2008 through 2026. Management does not believe that it is more-likely-than-not to realize all of its state net operating loss carryforwards. Accordingly, a valuation allowance of $19.3 million has been established against such benefits.

Income taxes from continuing operations for financial reporting purposes differs from the amount computed by applying the statutory federal income tax rate of 35% for the years ended December 31, for the reasons below:

	2007	2006	2005
	(In thousands)
Tax on income computed at statutory federal income tax rate	$713,597	$697,068	$475,499
Increase (decrease) in taxes resulting from:
Tax-exempt income from obligations of states and political subdivisions	(28,598)	(20,642)	(17,598)
State income tax, net of federal tax benefit	7,454	25,739	24,728
Effect of recapitalization of subsidiary	—	(59,150)	(41,909)
Interest accrued related to uncertain tax positions	39,203	—	—
Tax credits	(81,268)	(31,201)	(47,649)
Other, net	(4,701)	7,286	2,790

	$645,687	$619,100	$395,861

Effective tax rate	31.7%	31.1%	29.1%

From time to time Regions engages in business plans that may also have an effect on its tax liabilities. While Regions has obtained the opinion of advisors that the tax aspects of these strategies should prevail, examination of Regions’ income tax returns or changes in tax law may impact the tax benefits of these plans.

The provisions for income taxes from continuing operations charged to earnings are summarized for the years ended December 31 as follows:

	Current expense	Deferred tax (benefit) expense	Total
	(In thousands)
2007
Federal	$750,749	$(119,970)	$630,779
State	18,682	(3,774)	14,908

	$769,431	$(123,744)	$645,687

2006
Federal	$530,425	$59,031	$589,456
State	27,576	2,068	29,644

	$558,001	$61,099	$619,100

2005
Federal	$411,894	$(51,770)	$360,124
State	37,696	(1,959)	35,737

	$449,590	$(53,729)	$395,861

UNCERTAIN TAX POSITIONS

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

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

2007
(In thousands)
Balance at beginning of year	$635,716
Additions based on tax positions related to the current year	139,219
Settlements	(28,621)

Balance at end of year	$746,314

Of the Company’s liability for gross unrecognized tax benefits as of December 31, 2007, approximately $696 million would reduce the Company’s effective tax rate, if recognized. Additionally, as of December 31, 2007, the Company recognized a liability of approximately $288.9 million for interest, on a pre-tax basis. During the year ended December 31, 2007, Regions recognized interest expense, on a pre-tax basis, on uncertain tax positions of approximately $82.0 million. During the third quarter of 2007, the Company made a deposit with the

IRS to stop the accrual of interest on materially all of its federal uncertain tax positions. The Company anticipates that it is likely to re-designate a portion of the deposit as an additional statutory payment to the IRS in 2008 to settle a dispute related to certain leveraged lease transactions. If settlement occurs, the total amount of gross unrecognized tax benefits could decrease by $55–$65 million. The Company also anticipates that the federal examinations for the 1998 and 1999 tax years will be closed in 2008.

NOTE 20. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

Regions maintains positions in derivative financial instruments to manage interest rate risk, to facilitate asset/liability management strategies and to serve the risk management needs of customers. These derivative instruments include forward rate contracts, interest rate swaps, put and call option contracts, and interest rate floors. For those derivative contracts that qualify for hedge accounting, according to FAS 133, Regions designates hedging instruments as either a fair value or cash flow hedge. Derivative contracts that do not qualify for hedge accounting are classified as trading. The accounting policies associated with derivative financial instruments are discussed further in Note 1 to the consolidated financial statements.

Forward rate contracts are commitments to buy or sell financial instruments at a future date at a specified price or yield. Regions primarily enters into forward rate contracts on market instruments, which expose Regions to market risk associated with changes in the value of the underlying financial instrument, as well as the risk that the other party will fail to perform. Interest rate swaps are agreements to exchange interest payments based upon notional amounts. Interest rate swaps subject Regions to market risk associated with changes in interest rates, as well as the credit risk that the counterparty will fail to perform. Option contracts involve rights to buy or sell financial instruments on a specified date or period at a specified price. These rights do not have to be exercised. Some option contracts such as interest rate floors, involve the exchange of cash based on changes in specified indices. Interest rate floors are contracts to hedge interest rate declines based on a notional amount. Interest rate floors subject Regions to market risk associated with changes in interest rates, as well as the credit risk that the counterparty will fail to perform.

HEDGING DERIVATIVES

The following tables summarize the hedging derivative positions utilized by Regions to manage interest rate risk and facilitate asset/liability strategies as of December 31:

	2007
	Notional Amount	Fair Value	Hedged Item	Weighted- Average Maturity	Pay Structure
	(Dollars in millions)
Fair Value Hedges
Forward sale commitments	$905	$(4.5)	Loans Held for Sale	0.1 yrs.	N/A
Interest rate swaps(a)	$3,125	122.4	Debt	4.0 yrs.	Variable

	$4,030	$117.9

Cash Flow Hedges
Interest rate swaps(a)	$3,960	$133.1	Loans	2.6 yrs.	Variable
Interest rate options	2,000	41.5	Loans	1.6 yrs.	N/A

	$5,960	$174.6

(a)	The weighted-average pay and receive rates on interest rate swaps were 5.76% and 6.05%, respectively.

	2006
	Notional Amount	Fair Value	Hedged Item	Weighted- Average Maturity	Pay Structure
	(Dollars in millions)
Fair Value Hedges
Forward sale commitments	$872	$0.5	Loans Held for Sale	0.1 yrs.	N/A
Interest rate swaps(a)	3,910	5.7	Debt	5.0 yrs.	Variable

	$4,782	$6.2

Cash Flow Hedges
Interest rate swaps(a)	$5,830	$19.7	Loans	3.5 yrs.	Variable
Interest rate options	2,185	16.4	Loans	4.1 yrs.	N/A

	$8,015	$36.1

(a)	The weighted-average pay and receive rates on interest rate swaps were 6.59% and 6.39%, respectively.

The ineffectiveness recognized on both fair value hedges and cash flow hedges was immaterial for years ending December 31, 2007, 2006 and 2005.

Regions also reported a $1.3 million and $1.7 million loss in other comprehensive income at December 31, 2007 and 2006, respectively, related to cash flow hedges of loan and debt instruments, which will be amortized into earnings in conjunction with the recognition of interest payments through 2011. The income impact of this amortization was immaterial. During 2008, Regions expects to reclassify out of other comprehensive income and into earnings approximately $41.5 million in income due to the variable interest on its floors, prime swaps and LIBOR swaps.

TRADING AND OTHER DERIVATIVES

Regions designates forward contracts to hedge the fair value of specific pools of mortgage loans held for sale against changes in interest rates. In addition to the forward contracts that qualify for hedge accounting, Regions’ derivative portfolio also included forward contracts entered into to offset the impact of changes in interest rates on Regions’ mortgage loan pipeline designated for future sale, also referred to as interest rate lock commitments. At December 31, 2007 and 2006, Regions had $251.2 million and $277.4 million, respectively, in notional amounts of rate lock commitments with a net negative fair value of $816,000 and $1.3 million, respectively.

In the normal course of business, Morgan Keegan enters into underwriting and forward and future commitments on U.S. Government and municipal securities. For the years ended December 31, 2007 and 2006, the contractual amounts of future commitments to purchase such securities were approximately $3.1 million and $49.9 million, respectively. For the years ended December 31, 2007 and 2006, the contractual amounts of future commitments to sell such securities were $50.2 million and $35.2 million, respectively. The brokerage subsidiary typically settles its position by entering into equal but opposite contracts and, as such, the contract amounts do not necessarily represent future cash requirements. Settlement of the transactions relating to such commitments is not expected to have a material effect on the subsidiary’s financial position. Transactions involving future settlement give rise to market risk, which represents the potential loss that can be caused by a change in the market value of a particular financial instrument. The exposure to market risk is determined by a number of factors, including size, composition and diversification of positions held, the absolute and relative levels of interest rates, and market volatility.

Additionally, in the normal course of business, Morgan Keegan enters into transactions for delayed delivery, to-be-announced securities, which are recorded on the consolidated balance sheets at fair value. Risks arise from the possible inability of counterparties to meet the terms of their contracts and from unfavorable changes in interest rates or the market values of the securities underlying the instruments. The credit risk associated with these contracts is typically limited to the cost of replacing all contracts on which the Company has recorded an unrealized gain. For exchange-traded contracts, the clearing organization acts as the counterparty to specific transactions and, therefore, bears the risk of delivery to and from counterparties.

The Company also maintains a derivatives trading portfolio of interest rate swaps, option contracts, and futures and forward commitments used to meet the needs of its customers. The portfolio is used to generate trading profit and help clients manage market risk. The Company is subject to the risk that a counterparty will fail to perform. These trading derivatives are recorded in other assets and other liabilities. The net fair value of the trading portfolio at December 31, 2007 and 2006 was $36.2 million and $18.6 million, respectively.

Foreign currency contracts involve the exchange of one currency for another on a specified date and at a specified rate. These contracts are executed on behalf of the Company’s customers and are used to manage fluctuations in foreign exchange rates. The Company is subject to the risk that another party will fail to perform.

The following table summarizes the trading and other derivative positions held by Regions as of December 31:

	2007		2006
	Contract or Notional Amount	Credit Risk Amount(1)	Contract or Notional Amount	Credit Risk Amount(1)
	(In millions)
Interest rate swaps	$30,952	$501.1	$21,904	$5.6
Interest rate options	3,484	—	3,285	—
Futures and forward commitments	6,193	—	2,161	—
Other	424	—	188	—

	$41,053	$501.1	$27,538	$5.6

(1)	Credit Risk Amount is defined as all positive exposures not collateralized with cash on deposit.

Any credit risk arising under option contracts is combined with swaps to reflect netting agreements.

NOTE 21. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments.

Cash and cash equivalents: The carrying amount reported in the consolidated balance sheets and cash flows approximates the estimated fair value.

Trading account assets: Estimated fair values, which are the amounts recognized in the consolidated balance sheets, are based on quoted market prices, where available. If quoted market prices are not available, estimated fair values are based on quoted market prices of comparable instruments and/or discounted cash flow analyses.

Securities available for sale: Estimated fair values, which are the amounts recognized in the consolidated balance sheets, are based on quoted market prices, where available. If quoted market prices are not available, estimated fair values are based on quoted market prices of comparable instruments and/or discounted cash flow analyses.

Securities held to maturity: Estimated fair values are based on quoted market prices, where available. If quoted market prices are not available, estimated fair values are based on quoted market prices of comparable instruments and/or discounted cash flow analyses.

Loans held for sale: Loans held for sale include one-to-four family real estate mortgage loans and, in 2006, student loans and loans related to branch divestitures. The fair values of mortgage loans held for sale are based on quoted market prices of similar instruments, adjusted for differences in loan characteristics. In 2006, the fair values of student loans were estimated by using discounted cash flow analyses.

Margin receivables: The carrying amount reported in the consolidated balance sheets approximates the estimated fair value.

Loans: The fair value of the loan portfolio, excluding leases and, in 2006, including loans held for sale—divestitures, was estimated based on various factors related to the portfolio. Estimated fair values for variable-rate loans, which reprice frequently and have no significant credit risk, are based on carrying value. Estimated fair values for all other loans, including loans held for sale—divestitures, are estimated using discounted cash flow analyses, based on interest rates currently offered on loans with similar terms to borrowers of similar credit quality. The carrying amount of accrued interest reported in the consolidated balance sheets approximates the fair value.

Derivative assets and liabilities: Estimated fair values for derivative instruments, which are the amounts recognized in the consolidated balance sheets, are based either on cash flow projection models or observable market prices.

Deposits: The fair value of non-interest-bearing demand accounts, interest-bearing transaction accounts, savings accounts, money market accounts and certain other time deposit accounts is the amount payable on demand at the reporting date (i.e., the carrying amount). Fair values for certificates of deposit and, in 2006, interest-bearing deposits—divestitures are estimated by using discounted cash flow analyses, based on the interest rates currently offered for deposits of similar maturities.

Short-term borrowings: The carrying amount reported in the consolidated balance sheets approximates the estimated fair value.

Long-term borrowings: Fair values are estimated using discounted cash flow analyses, based on the current rates offered for similar borrowing arrangements.

Loan commitments, standby and commercial letters of credit: Estimated fair values for these off-balance sheet instruments are based on standard fees currently charged to enter into similar agreements.

The carrying amounts and estimated fair values of the Company’s financial instruments as of December 31 are as follows:

	2007		2006
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In thousands)
Financial assets:
Cash and cash equivalents	$4,929,241	$4,929,241	$4,717,418	$4,717,418
Trading account assets	907,300	907,300	1,442,994	1,442,994
Securities available for sale	17,318,074	17,318,074	18,514,332	18,514,332
Securities held to maturity	50,935	51,790	47,728	47,767
Loans held for sale	720,924	730,859	3,308,064	3,313,882
Margin receivables	504,614	504,614	570,063	570,063
Loans, net (excluding leases)	93,028,223	93,107,611	93,706,937	93,718,205
Derivative assets	841,795	841,795	215,659	215,659

Financial liabilities:
Deposits	94,774,968	86,429,028	101,227,969	91,507,223
Short-term borrowings	11,120,122	11,120,122	9,667,071	9,667,071
Long-term borrowings	11,324,790	11,025,457	8,642,649	8,759,717
Derivative liabilities	513,969	513,969	155,329	155,329
Loan commitments and letters of credit	75,030	(408,382)	30,535	(442,631)

NOTE 22. BUSINESS SEGMENT INFORMATION

Regions’ segment information is presented based on Regions’ key segments of business. Each segment is a strategic business unit that serves specific needs of Regions’ customers. The Company’s primary segment is General Banking/Treasury, which represents the Company’s branch network, including commercial and consumer banking functions, and has separate management that is responsible for the operation of that business unit. This segment also includes the Company’s Treasury function, including the Company’s securities portfolio and other wholesale funding activities. Prior to the second quarter of 2007, Regions had reported a Mortgage Banking segment that included the origination and servicing functions of Regions’ conforming mortgage operation and mortgage warehouse operation, as well as Regions’ non-conforming mortgage subsidiary, EquiFirst. After the sale of EquiFirst at the end of the first quarter of 2007, management determined that the remaining functions of the mortgage operation were more aligned with the operations of the general bank. Therefore, during the second quarter of 2007, Regions combined the Mortgage Banking segment into the General Banking/Treasury segment. The 2006 and 2005 amounts presented below have been adjusted to conform to the 2007 presentation. EquiFirst is presented separately as a discontinued operation in the consolidated statements of income. See Note 3 to the consolidated financial statements for further discussion.

In addition to General Banking/Treasury, Regions has designated as distinct reportable segments the activity of its Investment Banking/Brokerage/Trust and Insurance divisions. Investment Banking/Brokerage/Trust includes trust activities and all brokerage and investment activities associated with Morgan Keegan. Insurance includes all business associated with commercial insurance and credit life products sold to consumer customers. The reportable segment designated “Other” primarily includes merger charges and the parent company including eliminations.

The following tables present financial information for each reportable segment for the years ended December 31:

	General Banking/Treasury	Investment Banking/ Brokerage/Trust	Insurance	Other
	(In thousands)
2007
Net interest income	$4,313,281	$58,402	$5,889	$20,794
Provision for loan losses	554,925	—	—	75
Non-interest income	1,647,681	1,151,181	103,348	(46,375)
Non-interest expense	3,017,299	947,673	82,358	613,021
Income tax expense (benefit)	962,583	96,038	8,688	(421,622)

Net income (loss)	$1,426,155	$165,872	$18,191	$(217,055)

Average assets	$129,773,985	$3,717,596	$275,243	$4,509,895

	Total Continuing Operations	Discontinued Operations (EquiFirst)	Total Company
	(In thousands)
Net interest income	$4,398,366	$11,968	$4,410,334
Provision for loan losses	555,000	182	555,182
Non-interest income	2,855,835	(176,681)	2,679,154
Non-interest expense	4,660,351	52,492	4,712,843
Income tax expense (benefit)	645,687	(75,319)	570,368

Net income (loss)	$1,393,163	$(142,068)	$1,251,095

Average assets	$138,276,719	$479,900	$138,756,619

	General Banking/Treasury	Investment Banking/ Brokerage/Trust	Insurance	Other
	(In thousands)
2006
Net interest income	$3,157,217	$52,698	$5,638	$92,749
Provision for loan losses	140,892	—	—	1,481
Non-interest income	1,083,649	888,928	84,949	(27,806)
Non-interest expense	2,222,311	702,920	64,827	213,970
Income tax expense (benefit)	705,127	87,619	10,095	(183,741)

Net income (loss)	$1,172,536	$151,087	$15,665	$33,233

Average assets	$88,369,191	$3,314,361	$203,789	$2,335,831

	Total Continuing Operations	Discontinued Operations (EquiFirst)	Total Company
	(In thousands)
Net interest income	$3,308,302	$45,140	$3,353,442
Provision for loan losses	142,373	127	142,500
Non-interest income	2,029,720	32,384	2,062,104
Non-interest expense	3,204,028	110,003	3,314,031
Income tax expense (benefit)	619,100	(13,230)	605,870

Net income (loss)	$1,372,521	$(19,376)	$1,353,145

Average assets	$94,223,172	$1,577,105	$95,800,277

	General Banking/ Treasury	Investment Banking/ Brokerage/ Trust	Insurance	Other
	(In thousands)
2005
Net interest income	$2,626,041	$29,998	$3,230	$122,120
Provision for loan losses	158,262	—	—	8,484
Non-interest income	866,191	723,205	80,296	17,128
Non-interest expense	2,010,065	592,491	59,276	281,063
Income tax expense (benefit)	496,683	59,019	8,448	(168,289)

Net income (loss)	$827,222	$101,693	$15,802	$17,990

Average assets	$79,059,909	$2,748,807	$174,184	$1,956,129

	Total Continuing Operations	Discontinued Operations (EquiFirst)	Total Company
	(In thousands)
Net interest income	$2,781,389	$39,230	$2,820,619
Provision (credit) for loan losses	166,746	(1,746)	165,000
Non-interest income	1,686,820	126,612	1,813,432
Non-interest expense	2,942,895	104,061	3,046,956
Income tax expense (benefit)	395,861	25,690	421,551

Net income (loss)	$962,707	$37,837	$1,000,544

Average assets	$83,939,029	$1,157,438	$85,096,467

NOTE 23. COMMITMENTS, CONTINGENCIES AND GUARANTEES

COMMERCIAL COMMITMENTS

Regions issues off-balance sheet financial instruments in connection with lending activities. The credit risk associated with these instruments is essentially the same as that involved in extending loans to customers and is subject to Regions’ credit policies. Collateral is obtained based on management’s assessment of the customer.

Credit risk associated with these instruments as of December 31 is represented by the contractual amounts indicated in the following table:

	2007	2006
	(In millions)
Unused commitments to extend credit	$39,628	$41,926
Standby letters of credit	7,642	7,161
Commercial letters of credit	43	98

Unused commitments to extend credit—To accommodate the financial needs of its customers, Regions makes commitments under various terms to lend funds to consumers, businesses and other entities. These commitments include (among others) revolving credit agreements, term loan commitments and short-term borrowing agreements. Many of these loan commitments have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of these commitments are expected to expire without being funded, the total commitment amounts do not necessarily represent future liquidity requirements.

Standby letters of credit—Standby letters of credit are also issued to customers, which commit Regions to make payments on behalf of customers if certain specified future events occur. Regions has recourse against the customer for any amount required to be paid to a third party under a standby letter of credit. Historically, a large percentage of standby letters of credit expire without being funded. The contractual amount of standby letters of credit represents the maximum potential amount of future payments Regions could be required to make and represents Regions’ maximum credit risk. At December 31, 2007 and 2006, Regions had $82.7 million and $36.7 million, respectively, of liabilities associated with standby letter of credit agreements, with related assets of $74.4 million and $30.6 million, respectively.

Commercial letters of credit—Commercial letters of credit are issued to facilitate foreign or domestic trade transactions for customers. As a general rule, drafts will be drawn when the goods underlying the transaction are in transit.

LEASES

Operating leases—Regions and its subsidiaries lease land, premises and equipment under cancelable and non-cancelable leases, some of which contain renewal options under various terms. The leased properties are used primarily for banking purposes. Total rental expense on operating leases for the years ended December 31, 2007, 2006 and 2005 was $198.4 million, $111.4 million and $93.9 million, respectively.

The approximate future minimum rental commitments as of December 31, 2007, for all non-cancelable leases with initial or remaining terms of one year or more are shown in the following table. Included in these amounts are all renewal options reasonably assured of being exercised.

	Premises	Equipment	Total
	(In thousands)
2008	$126,109	$5,178	$131,287
2009	120,433	3,574	124,007
2010	104,172	5	104,177
2011	90,876	4	90,880
2012	79,899	3	79,902
Thereafter	493,072	—	493,072

	$1,014,561	$8,764	$1,023,325

Sale-leaseback transaction—In 2005, Regions sold 111 properties to a third party with an agreement to lease back a portion of 99 of these properties. The remaining 12 properties were not leased back by Regions. For those properties with no associated leaseback, a gain of approximately $1.1 million was recorded at closing. Total sales proceeds were allocated to individual properties based on relative fair market value determined by independent third-party individual property appraisals at the time of the sale. Of the 99 properties that included a leaseback, 20 of the properties qualified for sale-leaseback accounting under Statement of Financial Accounting Standards No. 98 (“FAS 98”), “Accounting for Leases.” Accordingly, these transactions were also reflected as sales with $0.2 million of immediate gain and $2.6 million in gain to be amortized on a straight-line basis over the fifteen-year operating lease term. The $0.2 million represents the amount of gain that exceeded the present value of the future minimum rent payments. There were no losses recognized for any of the properties subject to the sale-leaseback.

The other 79 properties included lease terms that require lease payments that are significantly more heavily weighted toward the early years of the fifteen-year lease term (approximately 60% in excess of the calculated straight-line rental amount). This constituted additional collateral or financing to the buyer-lessor and effectively resulted in Regions having a continuing involvement in these 79 properties, requiring Regions to account for these properties as a financing arrangement under FAS 98. Accordingly, the properties continue to be reflected on the Company’s balance sheet and depreciated based on their current carrying value. Proceeds of $83.1 million attributable to these properties were reflected as a financing obligation with monthly rental payments due, reflected as a component of principal reduction and interest expense at the Company’s incremental borrowing rate. The approximate total future minimum rental commitment as of December 31, 2007, for all leases related to this transaction is $87.9 million, including $12.2 million in both 2008 and 2009, $8.4 million in 2010, $5.2 million in 2011 and $5.4 million in 2012.

LEGAL

In late 2007 and early 2008, Regions and certain of its affiliates were named in class-action lawsuits filed in the United States District Court for the Western District of Tennessee, on behalf of investors who purchased shares of certain Regions Morgan Keegan Select Funds (the “Funds”). The complaints allege that the Funds and the defendants misrepresented or failed to disclose material facts relating to the activities of the Funds. No class has been certified and at this stage of the lawsuits, Regions cannot determine the probability of a material adverse result or reasonably estimate a range of potential exposures, if any. In addition, the Company has received requests for information from the SEC Staff regarding the matters subject to the litigation described above.

The Company and its affiliates are subject to litigation, including class-action litigation as discussed above, and claims arising in the ordinary course of business. Punitive damages are routinely claimed in these cases. Regions continues to be concerned about the general trend in litigation involving large damage awards against financial service company defendants. Regions evaluates these contingencies based on information currently available, including advice of counsel, and assessment of available insurance coverage. Although it is not possible to predict the ultimate resolution or financial liability with respect to these litigation contingencies, management is currently of the opinion that the outcome of pending and threatened litigation would not have a material effect on Regions’ consolidated financial position or results of operations. However, it is possible that an adverse resolution of these matters may be material to Regions’ consolidated results of operations.

GUARANTEES

As a member of the Visa USA network, Regions, along with other members, indemnified Visa USA against litigation. On October 3, 2007, Visa USA was restructured and acquired several Visa affiliates. In conjunction with this restructuring, Regions’ indemnification of Visa USA was modified to cover five specific cases (“covered litigation”). Certain of the covered litigation has been settled or Visa has recorded a liability for it, and, accordingly, Regions has recorded its pro-rata share. Additionally, this modification caused Regions’ indemnification to be included within the scope of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” requiring a liability to be recognized at fair value for Regions’ share of the indemnification for the covered litigation that has not been settled or accrued by Visa. Accordingly, Regions recorded approximately $51 million for the liability associated with its indemnification of Visa. As more information becomes publicly available related to the covered litigation, Regions will update its estimate of fair value of the indemnification. Visa intends to execute an initial public offering of common stock in 2008, the proceeds of which, if sufficient, would be escrowed to fund the covered litigation. Regions believes that the proceeds from Visa’s initial public offering will be sufficient to fund the covered litigation.

NOTE 24. PARENT COMPANY ONLY FINANCIAL STATEMENTS

Presented below are condensed financial statements of Regions Financial Corporation:

Balance Sheets

	December 31
	2007	2006
	(In thousands)
ASSETS
Cash due from banks	$2,005,822	$543,426
Loans to subsidiaries	90,625	215,000
Securities available for sale	35,522	62,223
Premises and equipment	79,878	32,568
Investments in subsidiaries:
Banks	21,297,176	22,210,636
Non-banks	1,473,856	1,366,019

	22,771,032	23,576,655
Other assets	525,389	481,826

	$25,508,268	$24,911,698

LIABILITIES AND STOCKHOLDERS’ EQUITY
Long-term borrowings	$5,003,946	$3,560,145
Other liabilities	681,293	650,099

Total liabilities	5,685,239	4,210,244
Stockholders’ equity:
Common stock	7,347	7,303
Additional paid-in capital	16,544,651	16,339,726
Retained earnings	4,439,505	4,493,245
Treasury stock	(1,370,761)	(7,548)
Accumulated other comprehensive income (loss)	202,287	(131,272)

Total stockholders’ equity	19,823,029	20,701,454

	$25,508,268	$24,911,698

Statements of Income

	Year Ended December 31
	2007	2006	2005
	(In thousands)
Income:
Dividends received from subsidiaries	$2,250,386	$900,276	$200,000
Service fees from subsidiaries	237,624	201,354	142,312
Interest from subsidiaries	46,995	42,839	32,699
Other	23,915	13,253	6,925

	2,558,920	1,157,722	381,936
Expenses:
Salaries and employee benefits	224,516	167,531	67,963
Interest	257,165	192,300	137,694
Net occupancy expense	2,824	13,232	2,349
Furniture and equipment expense	8,361	2,371	824
Legal and other professional fees	3,112	17,852	29,259
Other	81,194	32,689	30,873

	577,172	425,975	268,962
Income before income taxes and equity in undistributed earnings of subsidiaries	1,981,748	731,747	112,974
Income tax benefit	(131,050)	(57,060)	(33,106)

Income before equity in undistributed earnings of subsidiaries	2,112,798	788,807	146,080
Equity in undistributed earnings of subsidiaries:
Banks	(986,128)	429,009	748,966
Non-banks	124,425	135,329	105,498

	(861,703)	564,338	854,464

Net income	$1,251,095	$1,353,145	$1,000,544

Statements of Cash Flows

	Years Ended December 31
	2007	2006	2005
	(In thousands)
Operating activities:
Net income	$1,251,095	$1,353,145	$1,000,544
Adjustments to reconcile net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	861,703	(564,338)	(854,464)
Depreciation and amortization	57,368	38,156	22,387
Increase in other liabilities	31,194	292,762	26,607
Loss (gain) on sale of premises and equipment	—	100	(4)
(Increase) decrease in other assets	(44,879)	(33,407)	105,729

Net cash provided by operating activities	2,156,481	1,086,418	300,799

Investing activities:
Investment in subsidiaries	13,687	(9,682)	(41,249)
Principal payments (advances) on loans to subsidiaries	124,375	(100,000)	55,000
Purchases of premises and equipment, net	(53,868)	(24,786)	(147)
Maturity of securities available for sale	109,057	87,426	67,329
Purchase of securities available for sale	(87,305)	(77,985)	(30,199)

Net cash provided by (used in) investing activities	105,946	(125,027)	50,734

Financing activities:
Cash dividends	(1,035,432)	(894,805)	(628,610)
Purchase of treasury stock	(1,363,213)	(490,370)	(552,495)
Proceeds from long-term borrowings	3,135,439	227,575	888,799
Principal payments on long-term borrowings	(1,691,638)	(524,051)	(353,986)
Proceeds from exercise of stock options, net	154,813	264,335	165,980

Net cash used in financing activities	(800,031)	(1,417,316)	(480,312)
Increase (Decrease) in cash and cash equivalents	1,462,396	(455,925)	(128,779)
Cash and cash equivalents at beginning of year	543,426	999,351	1,128,130

Cash and cash equivalents at end of year	$2,005,822	$543,426	$999,351

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A.	Controls and Procedures

Based on an evaluation, as of the end of the period covered by this Form 10-K, under the supervision and with the participation of Regions’ management, including its Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and the Chief Financial Officer have concluded that Regions’ disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) are effective. During the fourth fiscal quarter of the year ended December 31, 2007, there have been no changes in Regions’ internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Regions’ control over financial reporting.

The Report of Management on Internal Control Over Financial Reporting is included in Item 8 of this Form 10-K.

Item 9B.	Other Information

Not Applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information about the Directors and Director nominees of Regions included in Regions’ Proxy Statement for the Annual Meeting of Shareholders to be held on April 17, 2008 (the “Proxy Statement”) under the caption “ELECTION OF DIRECTORS” and the information incorporated by reference pursuant to Item 13 below are incorporated herein by reference. Information on Regions’ executive officers is included below.

Information regarding Regions’ Audit Committee included under the captions “ELECTION OF DIRECTORS—The Board of Directors—Audit Committee” and “—Audit Committee Financial Experts” of the Proxy Statement is incorporated herein by reference.

Information regarding late filings under Section 16(a) of the Securities Exchange Act of 1934 included in the Proxy Statement under the caption “VOTING SECURITIES AND PRINCIPAL HOLDERS THEREOF—Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

Information regarding Regions’ Code of Ethics for Senior Financial Officers included in the Proxy Statement under the caption “ELECTION OF DIRECTORS—Code of Ethics for Senior Financial Officers” is incorporated herein by reference.

Executive officers of the registrant as of December 31, 2007, are as follows:

Executive Officer	Age	Position and Offices Held with Registrant and Subsidiaries	Executive Officer Since*
C. Dowd Ritter	60	Chairman, President and Chief Executive Officer and Director, registrant and Regions Bank. Previously Chairman, President and Chief Executive Officer of AmSouth Bancorporation and AmSouth Bank.	1991

Candice W. Bagby	58	Senior Executive Vice President and Consumer Banking Group Head, registrant and Regions Bank. Previously Senior Executive Vice President and Consumer Banking Group Head of AmSouth Bancorporation and AmSouth Bank.	1995

David B. Edmonds	54	Senior Executive Vice President and Head of Human Resources Group, registrant and Regions Bank. Previously, Senior Executive Vice President and Head of Human Resources of AmSouth Bancorporation and AmSouth Bank.	1994

G. Douglas Edwards	56	President and Chief Executive Officer, Morgan Keegan & Company, Inc.	2006

O.B. Grayson Hall, Jr.	50	Senior Executive Vice President and Head of General Banking Group, registrant and Regions Bank. Previously Senior Executive Vice President and Lines of Business/Operations and Technology Group Head of AmSouth Bancorporation and AmSouth Bank.	1993

Executive Officer	Age	Position and Offices Held with Registrant and Subsidiaries	Executive Officer Since*
G. Timothy Laney	47	Senior Executive Vice President and Head of Business Services Group, registrant and Regions Bank. Previously served in senior management roles at Bank of America in treasury, commercial banking, private banking, corporate marketing and change management. Director, Regions Equipment Finance Corporation.	2007

Jackson W. Moore**	59	Former Executive Chairman and Director, registrant and Regions Bank.	1989

William C. Wells, II	49	Senior Executive Vice President, Chief Risk Officer and Head of Risk Management Group, registrant and Regions Bank. Previously Senior Executive Vice President, Chief Risk Officer and Head of Risk Management Group, AmSouth Bancorporation and AmSouth Bank, Executive Vice President and Chief Risk Officer, SouthTrust Corporation, and Senior Vice President of Loan Review, Compliance, Community Reinvestment and Retail Risk Assessment, SouthTrust Corporation and SouthTrust Bank.	2005

Alton E. Yother	55	Senior Executive Vice President, Chief Financial Officer and Financial Group Head, registrant and Regions Bank. Previously Executive Vice President and Controller, registrant and Regions Bank, Executive Vice President and Chief Financial Officer, AmSouth Bancorporation and AmSouth Bank and Executive Vice President—Treasurer and Controller (Principal Financial Officer), SouthTrust Corporation.	2006

*	The years indicated are those in which the individual was first deemed to be an executive officer of registrant, including its predecessor companies.
**	Retired effective December 31, 2007.

Item 11.	Executive Compensation

All information presented under the captions “COMPENSATION DISCUSSION AND ANALYSIS,” “2007 COMPENSATION,” “COMPENSATION COMMITTEE REPORT” and “ELECTION OF DIRECTORS—Compensation Committee Interlocks and Insider Participation” of the Proxy Statement are incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

All information presented under the caption “VOTING SECURITIES AND PRINCIPAL HOLDERS THEREOF” of the Proxy Statement is incorporated herein by reference.

Equity Compensation Plan Information

The following table gives information about the common stock that may be issued upon the exercise of options, warrants and rights under all of Regions’ existing equity compensation plans as of December 31, 2007.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity Compensation Plans Approved by Stockholders	19,281,657	(a)	$30.07	14,119,372	(b)
Equity Compensation Plans Not Approved by Stockholders	28,762,550	(c)	$29.47	14,636,045	(d)

Total	48,044,207		$29.71	28,755,417

(a)	Does not include outstanding restricted stock awards.
(b)	Consists of shares available for future issuance under the Regions Financial Corporation 2006 Long Term Incentive Plan.
(c)	Consists of outstanding stock options issued under certain plans assumed by Regions in connection with business combinations, including 25,930,090 options issued under plans assumed in connection with the Regions-AmSouth merger, 23,573,556 of which were issued under plans previously approved by AmSouth stockholders but not pre-merger Regions stockholders. In each instance, the number of shares subject to option and the exercise price of outstanding options have been adjusted to reflect the applicable exchange ratio. See Note 16 “Share-Based Payments” to the consolidated financial statements. Does not include 369,330 shares issuable pursuant to outstanding rights under AmSouth deferred compensation plans.
(d)	This number of shares consists of shares reserved for future issuance under the AmSouth Stock Option Plan for Outside Directors and the AmSouth 2006 Long Term Incentive Compensation Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

All information presented under the captions “ELECTION OF DIRECTORS—Other Transactions,” “—Review, Approval or Ratification of Transactions with Related Persons” and “—Director Independence” of the Proxy Statement are incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

All information presented under the caption “RATIFICATION OF SELECTION OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM” of the Proxy Statement is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) 1. Consolidated Financial Statements.    The following reports of independent registered public accounting firm and consolidated financial statements of Regions and its subsidiaries are included in Item 8 of this Form 10-K:

Reports of Independent Registered Public Accounting Firm;

Consolidated Balance Sheets—December 31, 2007 and 2006;

Consolidated Statements of Income—Years ended December 31, 2007, 2006 and 2005;

Consolidated Statements of Changes in Stockholders’ Equity—Years ended December 31, 2007, 2006 and 2005; and

Consolidated Statements of Cash Flows—Years ended December 31, 2007, 2006 and 2005.

Notes to Consolidated Financial Statements

2. Consolidated Financial Statement Schedules.    The following consolidated financial statement schedules are included in Item 8 of this Form 10-K:

None. The Schedules to consolidated financial statements are not required under the related instructions or are inapplicable.

(b) Exhibits.    The exhibits indicated below are either included or incorporated by reference as indicated.

SEC Assigned Exhibit Number	Description of Exhibits
2.1	Agreement and Plan of Merger, dated as of May 24, 2006, by and between Regions Financial Corporation and AmSouth Bancorporation, incorporated by reference to Annex A to the joint proxy statement/prospectus contained in Registration Statement No. 333-135732 filed July 12, 2006.

3.1	Restated Certificate of Incorporation incorporated by reference to Exhibit 3.1 to Form 10-Q Quarterly Report filed by registrant on August 3, 2007.

3.2	Bylaws as restated, incorporated by reference to Exhibit 3.2 to Form 8-K Current Report filed by registrant on July 19, 2007.

4	Instruments defining the rights of security holders, including indentures. The registrant hereby agrees to furnish to the Commission upon request copies of instruments defining the rights of holders of long-term debt of the registrant and its consolidated subsidiaries; no issuance of debt exceeds 10% of the assets of the registrant and its subsidiaries on a consolidated basis.

10.1*	Regions Amended and Restated 1991 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.2 to Form 10-K Annual Report filed by registrant on March 14, 2005.

10.2*	Regions 1999 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.3 to Form 10-K Annual Report filed by registrant on March 14, 2005.

10.3*	Union Planters Corporation 1992 Stock Incentive Plan as Amended and Restated February 19, 2002, incorporated by reference to Exhibit 10(b) to Form 10-Q Quarterly Report filed by Union Planters Corporation on August 12, 2002, File No. 1-10160.

10.4*	Union Planters 1998 Stock Incentive Plan for Officers and Employees, as amended, incorporated by reference to Exhibit 10(c) to Form 10-K Annual Report filed by Union Planters Corporation on March 14, 2003.

SEC Assigned Exhibit Number	Description of Exhibits
10.5*	Morgan Keegan 2000 Equity Compensation Plan, incorporated by reference to Exhibit 4.1 to Form S-8 registration statement filed by former Regions Financial Corporation on April 10, 2001, File No. 333-58638.

10.6*	Regions Supplemental Executive Retirement Plan, as amended, incorporated by reference to Exhibit 10.5 to Form 10-K Annual Report filed by former Regions Financial Corporation on March 24, 2003.

10.7*	Amendment to Regions Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10.8 to Form 10-K Annual Report filed by registrant on March 9, 2006.

10.8*	Regions Financial Corporation Amended and Restated 1996 Deferred Compensation Plan for former Executives of Union Planters Corporation, incorporated by reference to Exhibit 10.9 to Form 10-K Annual Report filed by registrant on March 9, 2006.

10.9*	Trust Under Union Planters Corporation Deferred Compensation Plan for Executives, incorporated by reference to Exhibit 10(m) to Form 10-Q Quarterly Report filed by Union Planters Corporation on November 12, 1999, File No. 1-10160.

10.10*	Amendment to Trust Under Union Planters Corporation Deferred Compensation Plan for Executives, incorporated by reference to Exhibit 10(n) to Form 10-Q Quarterly Report filed by Union Planters Corporation on November 12, 1999, File No. 1-10160.

10.11*	Regions Directors’ Deferred Stock Investment Plan, as amended, incorporated by reference to Exhibit 10.6 to Form 10-K Annual Report filed by former Regions Financial Corporation on March 24, 2003.

10.12*	Amendment to Regions Directors’ Deferred Stock Investment Plan, incorporated by reference to Exhibit 10.13 to Form 10-K Annual Report filed by registrant on March 9, 2006.

10.13*	Amendment to the Regions Financial Corporation Directors’ Deferred Stock Investment Plan, incorporated by reference to Exhibit 10.9 to Form 10-Q Quarterly Report filed by registrant on August 3, 2007.

10.14*	Regions Supplemental 401(k) Plans, incorporated by reference to Exhibit 2.1 to Form S-8 registration statement filed by former Regions Financial Corporation on December 27, 2000, File No. 333-52764.

10.15*	Amendment Six to the Regions Financial Corporation Supplemental 401(k) Plan, incorporated by reference to Exhibit 10.1 to Form 10-Q Quarterly Report filed by registrant on November 9, 2007.

10.16*	Union Planters Corporation 2002 Senior Management Performance Incentive Plan, incorporated by reference to Exhibit 10(a) to Form 10-Q Quarterly Report filed by Union Planters Corporation on August 12, 2002, File No. 1-10160.

10.17*	Union Planters Corporation Supplemental Retirement Plan for Executive Officers, incorporated by reference to Exhibit 10.14 to Form 10-K Annual Report filed by registrant on March 14, 2005.

10.18*	Amendment to Union Planters Corporation Supplemental Executive Retirement Plan for Executive Officers, incorporated by reference to Exhibit 10.15 to Form 10-K Annual Report filed by registrant on March 14, 2005.

10.19*	Amended and Restated Trust Under Union Planters Corporation Supplemental Executive Retirement Plan for Certain Executive Officers, incorporated by reference to Exhibit 10.16 to Form 10-K Annual Report filed by registrant on March 14, 2005.

SEC Assigned Exhibit Number	Description of Exhibits
10.20*	Amended Executive Financial Service Plan 2000, incorporated by reference to Exhibit 10(bb) to Form 10-K Annual Report filed by Union Planters Corporation on March 23, 2001, File No. 1-10160.

10.21*	Regions Financial Corporation Executive Bonus Plan, incorporated by reference to Exhibit 99 to Form 8-K Current Report filed by registrant on May 25, 2005.

10.22*	Form of deferred compensation agreement implementing deferred compensation arrangements with certain directors who were formerly directors of Union Planters Corporation, incorporated by reference to Exhibit 10.19 to Form 10-K Annual Report filed by registrant on March 14, 2005.

10.23*	Supplemental Executive Retirement Agreement between registrant and Jackson W. Moore, dated February 23, 1995, incorporated by reference to Exhibit 10.22 to Form 10-K Annual Report filed by registrant on March 14, 2005.

10.24*	Employment Agreement, dated as of May 24, 2006, by and between Regions Financial Corporation and Jackson W. Moore, incorporated by reference to Exhibit 10.1 to Form 8-K Current Report filed by registrant on May 31, 2006.

10.25*	Amendment to Employment Agreement between Jackson W. Moore and Regions Financial Corporation, executed January 24, 2007, incorporated by reference to Exhibit 99.1 to Form 8-K Current Report filed by registrant on January 30, 2007.

10.26*	Retirement Agreement dated November 6, 2007, by and between Regions Financial Corporation and Jackson W. Moore, incorporated by reference to Exhibit 10.1 to Form 8-K Current Report filed by registrant on November 6, 2007.

10.27*	Employment Agreement dated as of September 1, 2001, between registrant and Allen B. Morgan, Jr., Chairman of Morgan Keegan & Company, Inc., incorporated by reference to Exhibit 10.6 to Form 10-K Annual Report filed by former Regions Financial Corporation on March 22, 2002, File No. 0-6159.

10.28*	Form of change of control agreement between registrant and various officers, including former executive officers R. Alan Deer, David C. Gordon, D. Bryan Jordan and Samuel E. Upchurch, Jr., dated as of December 14, 2005 and executed December 20, 2005, by registrant and each of such parties as a separate agreement, incorporated by reference to Exhibit 99.1 to Form 8-K Current Report filed by registrant on December 23, 2005.

10.29*	Form of career award agreement between registrant and various officers, including former executive officers R. Alan Deer, D. Bryan Jordan and Samuel E. Upchurch, Jr., dated as of December 20, 2005, and executed by registrant and each of such parties as a separate agreement, incorporated by reference to Exhibit 99.3 to Form 8-K Current Report filed by registrant on December 23, 2005.

10.30*	Career award agreement between registrant and former executive officer David C. Gordon, dated and executed as of December 20, 2005, incorporated by reference to Exhibit 99.5 to Form 8-K Current Report filed by registrant on December 23, 2005.

10.31*	Form of Regions Financial Corporation career award severance arrangement effective December 20, 2005, incorporated by reference to Exhibit 99.8 to Form 8-K Current Report filed by registrant on December 23, 2005.

10.32*	Regions Financial Corporation 2006 Long Term Incentive Plan, incorporated by reference to Exhibit 99.1 to Form 8-K Current Report filed by registrant on May 23, 2006.

SEC Assigned Exhibit Number	Description of Exhibits
10.33*	Form of memorandum distributed commencing September 6, 2006, to participants in the Regions Career Award Program, incorporated by reference to Exhibit 99.1 to Form 8-K Current Report filed by registrant on September 11, 2006.

10.34*	Form of memorandum distributed commencing September 6, 2006, to certain Regions executive officers with change of control agreements (or change of control provisions in employment agreements), incorporated by reference to Exhibit 99.1 to Form 8-K Current Report filed by registrant on September 11, 2006.

10.35*	Employment agreement dated as of October 18, 2006 with G. Douglas Edwards, the President and Chief Executive Officer of Morgan Keegan & Company, Inc., incorporated by reference to Exhibit 99.2 to Form 8-K Current Report filed by registrant on October 27, 2006.

10.36*	Revisions to performance restricted stock awards adopted October 18, 2006, incorporated by reference to Form 8-K Current Report filed by registrant on October 24, 2006.

10.37*	Form of Award Agreement for Incentive Stock Options, incorporated by reference to Exhibit 99.9 to Form 8-K Current Report filed by registrant on December 23, 2005.

10.38*	Form of Award Agreement for Nonqualified Stock Options, incorporated by reference to Exhibit 99.10 to Form 8-K Current Report filed by registrant on December 23, 2005.

10.39*	Form of Award Agreement for Restricted Stock Awards, incorporated by reference to Exhibit 99.11 to Form 8-K Current Report filed by registrant on December 23, 2005.

10.40*	Form of stock option grant agreement under Regions Financial Corporation 2006 Long Term Incentive Plan, incorporated by reference to Exhibit 99.1 to Form 8-K Current Report filed by registrant on April 30, 2007.

10.41*	Form of restricted stock grant agreement under Regions Financial Corporation 2006 Long Term Incentive Plan, incorporated by reference to Exhibit 99.2 to Form 8-K Current Report filed by registrant on April 30, 2007.

10.42*	Form of stock option grant agreement, between Regions Financial Corporation and Alton E. Yother, incorporated by reference to Exhibit 99.6 to Form 8-K Current Report filed by registrant on April 30, 2007.

10.43*	Form of restricted stock grant agreement between Regions Financial Corporation and Alton E. Yother, incorporated by reference to Exhibit 99.7 to Form 8-K Current Report filed by registrant on April 30, 2007.

10.44*	Form of performance unit agreement between Regions Financial Corporation and Alton E. Yother, incorporated by reference to Exhibit 99.8 to Form 8-K Current Report filed by registrant on April 30, 2007.

10.45*	Form of Director Stock Option Grant Agreement.

10.46*	Amendment and Restatement of the AmSouth Bancorporation Management Incentive Plan.

10.47*	AmSouth Bancorporation Amended and Restated Supplemental Retirement Plan, incorporated by reference to Exhibit 10.1 to Form 10-Q Quarterly Report filed by AmSouth Bancorporation on August 9, 2004.

10.48*	Amendment Number One to the AmSouth Bancorporation Supplemental Retirement Plan adopted November 3, 2006, incorporated by reference to Exhibit 10.46 to Form 10-K Annual Report filed by registrant on March 1, 2007.

10.49*	AmSouth Bancorporation 1996 Long Term Incentive Compensation Plan, as amended, incorporated by reference to Exhibit 10.2 to Form 10-Q Quarterly Report filed by AmSouth Bancorporation on November 9, 2004.

SEC Assigned Exhibit Number	Description of Exhibits
10.50*	Amendment Number 1 to the AmSouth Bancorporation 1996 Long Term Incentive Compensation Plan, incorporated by reference to Exhibit 10.1 to Form 10-Q Quarterly Report filed by AmSouth Bancorporation on May 9, 2006.

10.51*	Amended and Restated Deferred Compensation Plan for Directors of AmSouth Bancorporation, incorporated by reference to Exhibit 10-q to Form 10-K Annual Report filed by AmSouth Bancorporation on March 30, 1998, File No. 1-7476.

10.52*	Amendment No. 1 to the Amended and Restated Deferred Compensation Plan for Directors of AmSouth Bancorporation adopted effective November 4, 2006, incorporated by reference to Exhibit 10.50 to Form 10-K Annual Report filed by registrant on March 1, 2007.

10.53*	AmSouth Bancorporation Amended and Restated Supplemental Thrift Plan, incorporated by reference to Exhibit 10.2 to Form 10-Q Quarterly Report filed by AmSouth Bancorporation on August 9, 2004.

10.54*	Amendment No. 1 to the AmSouth Bancorporation Supplemental Thrift Plan, incorporated by reference to Exhibit 10.10 to Form 10-K Annual Report filed by AmSouth Bancorporation on March 10, 2006.

10.55*	Amendment Number Two to the AmSouth Bancorporation Supplemental Thrift Plan adopted November 3, 2006, incorporated by reference to Exhibit 10.53 to Form 10-K Annual Report filed by registrant on March 1, 2007.

10.56*	Amendment Number Three to the AmSouth Bancorporation Supplemental Thrift Plan executed January 31, 2007, incorporated by reference to Exhibit 10.1 to Form 10-Q Quarterly Report filed by registrant on May 7, 2007.

10.57*	Amendment Number Four to the AmSouth Bancorporation Supplemental Thrift Plan, incorporated by reference to Exhibit 10.2 to Form 10-Q Quarterly Report filed by registrant on November 9, 2007.

10.58*	Employment Agreement for C. Dowd Ritter, incorporated by reference to Exhibit 10-m to Form 10-K Annual Report filed by AmSouth Bancorporation on March 30, 2000, File No. 1-7476.

10.59*	Amendment to Employment Agreement for C. Dowd Ritter, incorporated by reference to Exhibit 10.2 to Form 10-Q Quarterly Report filed by AmSouth Bancorporation on May 3, 2004.

10.60*	Letter from C. Dowd Ritter to AmSouth Bancorporation dated May 24, 2006, incorporated by reference to Exhibit 10.1 to Form 8-K Current Report filed by AmSouth Bancorporation on May 31, 2006.

10.61*	Letter Agreement re: Termination of Employment Agreement, dated as of October 1, 2007, by and between Regions Financial Corporation and C. Dowd Ritter, incorporated by reference to Exhibit 10.1 to Form 8-K Current Report filed by registrant on October 3, 2007.

10.62*	Letter Agreement re: Supplemental Retirement Agreement dated as of October 1, 2007, by and between Regions Financial Corporation and C. Dowd Ritter, incorporated by reference to Exhibit 10.2 to Form 8-K Current Report filed by registrant on October 3, 2007.

10.63*	Form of AmSouth Bancorporation Change-in-Control Agreement for certain Executive Officers, including David B. Edmonds, O.B. Grayson Hall, Jr., Candice W. Bagby, Charles Mayer, Alton E. Yother and William C. Wells, II, incorporated by reference to Exhibit 10.12 of Form 10-K Annual Report filed by AmSouth Bancorporation on March 15, 2005.

SEC Assigned Exhibit Number	Description of Exhibits
10.64*	Form of Change-in-Control Agreement for executive officers O.B. Grayson Hall, Jr., David B. Edmonds, G. Timothy Laney and William C. Wells, II, incorporated by reference to Exhibit 10.3 of Form 8-K Current Report filed by registrant on October 3, 2007.

10.65*	Form of Retention RSU Award Notice, incorporated by reference to Exhibit 99.1 to Form 8-K Current Report filed by registrant on October 3, 2007.

10.66*	Form of Retention RSU Award Agreement, incorporated by reference to Exhibit 99.2 to Form 8-K Current Report filed by registrant on October 3, 2007.

10.67*	AmSouth Bancorporation Deferred Compensation Plan, incorporated by reference to Exhibit 10.13 to Form 10-K Annual Report filed by AmSouth Bancorporation on March 15, 2005.

10.68*	Amendment Number 1 to the AmSouth Bancorporation Deferred Compensation Plan effective November 4, 2006, incorporated by reference to Exhibit 10.59 to Form 10-K Annual Report filed by registrant on March 1, 2007.

10.69*	AmSouth Bancorporation Amended and Restated Stock Option Plan for Outside Directors, incorporated by reference to Appendix E to AmSouth Bancorporation’s Proxy Statement dated March 10, 2004, for the Annual Meeting of Shareholders held April 15, 2004.

10.70*	Life Insurance Agreements incorporated by reference to Exhibit 10.16 of Form 10-K Annual Report filed by AmSouth Bancorporation on March 10, 2006.

10.71*	AmSouth Bancorporation Amended and Restated 1991 Employee Stock Incentive Plan, incorporated by reference to attachment A to Proxy Statement of First American Corporation dated and filed March 20, 1997, File No. 0-6198.

10.72*	First American Corporation Directors’ Deferred Compensation Plan, incorporated by reference to Exhibit 10-a to Form 10-Q Quarterly Report filed by AmSouth Bancorporation on April 30, 2002, File No. 1-7476.

10.73*	Amendment Number 2 to the First American Corporation Directors’ Deferred Compensation Plan, incorporated by reference to Exhibit 10.3 to Form 10-Q Quarterly Report filed by registrant on November 9, 2007.

10.74*	AmSouth Bancorporation Form of Performance Unit Grant Agreement, incorporated by reference to Exhibit 10.1 to Form 8-K Current Report filed by AmSouth Bancorporation on February 11, 2005.

10.75*	AmSouth Bancorporation Form of Stock Option Grant Agreement, incorporated by reference as Exhibit 10.2 to Form 8-K Current Report filed by AmSouth Bancorporation on February 11, 2005.

10.76*	AmSouth Bancorporation Form of Stock Option Grant Agreement for Directors, incorporated by reference to Exhibit 10.1 to Form 8-K Current Report filed by AmSouth Bancorporation on April 26, 2005.

10.77*	AmSouth Bancorporation 2006 Long Term Incentive Compensation Plan, incorporated by reference to Appendix C to AmSouth Bancorporation’s Proxy Statement dated March 10, 2006, for the AmSouth Annual Meeting of Shareholders held April 20, 2006.

10.78*	Form of Restricted Stock Grant Agreement under AmSouth Bancorporation 1996 Long Term Incentive Compensation Plan, incorporated by reference to Exhibit 10.1 to Form 8-K Current Report filed by AmSouth Bancorporation on April 5, 2006.

SEC Assigned Exhibit Number	Description of Exhibits
10.79*	Form of stock option grant agreement under AmSouth Bancorporation 2006 Long Term Incentive Compensation Plan, incorporated by reference to Exhibit 99.3 to Form 8-K Current Report filed by registrant on April 30, 2007.

10.80*	Form of restricted stock grant agreement under AmSouth Bancorporation 2006 Long Term Incentive Compensation Plan, incorporated by reference to Exhibit 99.4 to Form 8-K Current Report filed by registrant on April 30, 2007.

10.81*	Form of performance unit agreement under AmSouth Bancorporation 2006 Long Term Incentive Compensation Plan and Regions Financial Corporation 2006 Long Term Incentive Plan, incorporated by reference to Exhibit 99.5 to Form 8-K Current Report filed by registrant on April 30, 2007.

10.82*	Form of Indemnification Agreement for Directors of AmSouth Bancorporation, incorporated by reference to Exhibit 10.2 to Form 8-K Current Report filed by AmSouth Bancorporation on April 20, 2006.

10.83*	Morgan Keegan & Company Deferred Compensation Plan and form of deferral agreement, incorporated by reference to Exhibit 10.71 to Form 10-K Annual Report filed by registrant on March 1, 2007.

10.84*	Letter to Irene Esteves.

12	Computation of Ratio of Earnings to Fixed Charges.

21	List of subsidiaries of registrant.

23	Consent of independent registered public accounting firm.

24	Powers of Attorney.

31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Compensatory plan or agreement.

Copies of exhibits not included herein may be obtained free of charge, electronically through Regions website at www.regions.com or through the SEC’s website at www.sec.gov or upon request to:

Investor Relations

Regions Financial Corporation

1900 Fifth Avenue North

Birmingham, Alabama 35203

(205) 581-7890

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGIONS FINANCIAL CORPORATION

By:	/s/ C. DOWD RITTER
C. Dowd Ritter
Chairman, President and Chief Executive Officer

Date: February 26, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ C. DOWD RITTER C. Dowd Ritter	Chairman, President, Chief Executive Officer, and Director (principal executive officer)	February 26, 2008

/s/ ALTON E. YOTHER Alton E. Yother	Senior Executive Vice President and Chief Financial Officer (principal financial officer)	February 26, 2008

/s/ HARDIE B. KIMBROUGH, JR. Hardie B. Kimbrough, Jr.	Executive Vice President and Controller (principal accounting officer)	February 26, 2008

* Samuel W. Bartholomew, Jr.	Director	February 26, 2008

* George W. Bryan	Director	February 26, 2008

* David J. Cooper, Sr.	Director	February 26, 2008

* Earnest W. Deavenport, Jr.	Director	February 26, 2008

* Don DeFosset	Director	February 26, 2008

* Martha R. Ingram	Director	February 26, 2008

* James R. Malone	Director	February 26, 2008

Signature	Title	Date

* Susan W. Matlock	Director	February 26, 2008

* John E. Maupin, Jr.	Director	February 26, 2008

* Charles D. McCrary	Director	February 26, 2008

* Claude B. Nielsen	Director	February 26, 2008

* Jorge M. Perez	Director	February 26, 2008

* John R. Roberts	Director	February 26, 2008

* Lee J. Styslinger III	Director	February 26, 2008

* Spence L. Wilson	Director	February 26, 2008

* Harry W. Witt	Director	February 26, 2008

*	John D. Buchanan, by signing his name hereto, does sign this document on behalf of each of the persons indicated above pursuant to powers of attorney executed by such persons and filed with the Securities and Exchange Commission.

By:	/s/ JOHN D. BUCHANAN
John D. Buchanan
Attorney in Fact