Form 10-Q
period 2008-03-31
REGIONS FINANCIAL CORP
filed 2008-05-07
CIK 1281761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐  (Do not check if a smaller reporting company)    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The number of shares outstanding of each of the issuer’s classes of common stock was 694,808,000 shares of common stock, par value $.01, outstanding as of April 30, 2008.

REGIONS FINANCIAL CORPORATION

FORM 10-Q

Forward-Looking Statements

This Quarterly Report on Form 10-Q, other periodic reports filed by Regions Financial Corporation (“Regions”) under the Securities Exchange Act of 1934, as amended, and any other written or oral statements made by or on behalf of Regions may include forward-looking statements. The Private Securities Litigation Reform Act of 1995 (“the Act”) provides a “safe-harbor” for forward-looking statements which are identified as such and are accompanied by the identification of important factors that could cause actual results to differ materially from the forward-looking statements. For these statements, we, together with our subsidiaries, unless the context implies otherwise, claim the protection afforded by the safe harbor in the Act. Forward-looking statements are not based on historical information, but rather are related to future operations, strategies, financial results or other developments. Forward-looking statements are based on management’s expectations as well as certain assumptions and estimates made by, and information available to, management at the time the statements are made. Those statements are based on general assumptions and are subject to various risks, uncertainties and other factors that may cause actual results to differ materially from the views, beliefs and projections expressed in such statements. These risks, uncertainties and other factors include, but are not limited to, those described below:

•

Regions’ ability to achieve the earnings expectations related to businesses that have been acquired, including its merger with AmSouth Bancorporation (“AmSouth”), or that may be acquired in the future, which in turn depends on a variety of factors, including:

•	Regions’ ability to achieve the anticipated cost savings and revenue enhancements with respect to the acquired operations, or lower than expected revenues from continuing operations;

•	The assimilation of the combined companies’ corporate cultures;

•	The continued growth of the markets that the acquired entities serve, consistent with recent historical experience;

•	Difficulties related to the integration of the businesses.

•	Regions’ ability to expand into new markets and to maintain profit margins in the face of competitive pressures.

•	Regions’ ability to keep pace with technological changes.

•	Regions’ ability to develop competitive new products and services in a timely manner and the acceptance of such products and services by Regions’ customers and potential customers.

•	Regions’ ability to effectively manage interest rate risk, market risk, credit risk, operational risk, legal risk, liquidity risk, and regulatory and compliance risk.

•	Regions’ ability to manage fluctuations in the value of assets and liabilities and off-balance sheet exposure so as to maintain sufficient capital and liquidity to support Regions’ business.

•	The current stresses in the financial markets.

•	The cost and other effects of material contingencies, including litigation contingencies.

•	The effects of increased competition from both banks and non-banks.

•	Possible changes in interest rates may increase funding costs and reduce earning asset yields, thus reducing margins.

•	Possible changes in general economic and business conditions in the United States in general and in the communities Regions serves in particular.

•	Possible changes in the creditworthiness of customers and the possible impairment of collectibility of loans.

•	The effects of geopolitical instability and risks such as terrorist attacks.

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

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)	March 31 2008	December 31 2007	March 31 2007
Assets
Cash and due from banks	$3,061,324	$3,720,365	$2,991,232
Interest-bearing deposits in other banks	47,850	31,706	37,365
Federal funds sold and securities purchased under agreements to resell	1,071,806	1,177,170	1,154,994
Trading account assets	1,299,460	907,300	1,490,374
Securities available for sale	17,766,260	17,318,074	18,361,050
Securities held to maturity	49,790	50,935	46,008
Loans held for sale (includes $695,338 measured at fair value at March 31, 2008)	756,500	720,924	1,175,650
Margin receivables	616,732	504,614	555,580
Loans, net of unearned income	96,385,431	95,378,847	94,168,260
Allowance for loan losses	(1,376,486)	(1,321,244)	(1,056,260)

Net loans	95,008,945	94,057,603	93,112,000
Premises and equipment, net	2,665,813	2,610,851	2,372,800
Interest receivable	550,117	615,711	627,918
Excess purchase price	11,510,096	11,491,673	11,191,675
Mortgage servicing rights	268,784	321,308	367,222
Other identifiable intangible assets	729,835	759,832	914,410
Other assets	8,845,659	6,753,651	3,669,790

Total assets	$144,248,971	$141,041,717	$138,068,068

Liabilities and Stockholders’ Equity
Deposits:
Non-interest-bearing	$18,182,582	$18,417,266	$19,942,928
Interest-bearing	71,004,827	76,357,702	75,393,720

Total deposits	89,187,409	94,774,968	95,336,648
Borrowed funds:
Short-term borrowings:
Federal funds purchased and securities sold under agreements to repurchase	8,450,346	8,820,235	8,159,929
Other short-term borrowings	8,716,951	2,299,887	2,356,205

Total short-term borrowings	17,167,297	11,120,122	10,516,134
Long-term borrowings	12,357,225	11,324,790	8,593,117

Total borrowed funds	29,524,522	22,444,912	19,109,251
Other liabilities	5,515,119	3,998,808	3,308,003

Total liabilities	124,227,050	121,218,688	117,753,902
Stockholders’ equity:
Common stock, par value $.01 per share:
Authorized 1,500,000,000 shares
Issued including treasury stock—735,775,383; 734,689,800 and 732,036,345 shares, respectively	7,358	7,347	7,320
Additional paid-in capital	16,560,302	16,544,651	16,447,358
Retained earnings	4,494,573	4,439,505	4,289,354
Treasury stock, at cost—41,054,113; 41,054,113 and 10,211,100 shares, respectively	(1,370,761)	(1,370,761)	(368,837)
Accumulated other comprehensive income (loss), net	330,449	202,287	(61,029)

Total stockholders’ equity	20,021,921	19,823,029	20,314,166

Total liabilities and stockholders’ equity	$144,248,971	$141,041,717	$138,068,068

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31
(In thousands, except per share data)	2008	2007
Interest income on:
Loans, including fees	$1,528,883	$1,773,404
Securities:
Taxable	200,117	224,319
Tax-exempt	9,721	11,048

Total securities	209,838	235,367
Loans held for sale	8,998	48,342
Federal funds sold and securities purchased under agreements to resell	13,533	16,373
Trading account assets	14,153	15,620
Margin receivables	6,783	9,610
Time deposits in other banks	616	1,179

Total interest income	1,782,804	2,099,895
Interest expense on:
Deposits	503,190	687,459
Short-term borrowings	113,008	120,661
Long-term borrowings	149,126	122,737

Total interest expense	765,324	930,857

Net interest income	1,017,480	1,169,038
Provision for loan losses	181,000	47,000

Net interest income after provision for loan losses	836,480	1,122,038
Non-interest income:
Service charges on deposit accounts	271,613	284,097
Brokerage and investment banking	229,203	186,195
Trust department income	56,938	63,482
Mortgage income	45,620	37,021
Securities gains, net	91,643	304
Other	213,286	125,813

Total non-interest income	908,303	696,912
Non-interest expense:
Salaries and employee benefits	643,487	608,939
Net occupancy expense	106,665	93,531
Furniture and equipment expense	79,236	72,809
Other	420,871	333,687

Total non-interest expense	1,250,259	1,108,966

Income from continuing operations before income taxes	494,524	709,984
Income taxes	157,814	235,908

Income from continuing operations	336,710	474,076

Discontinued operations (Note 11):
Loss from discontinued operations before income taxes	(67)	(215,818)
Income tax benefit	(25)	(74,723)

Loss from discontinued operations, net of tax	(42)	(141,095)

Net income	$336,668	$332,981

Weighted-average number of shares outstanding:
Basic	695,098	726,921
Diluted	695,548	734,534
Earnings per share from continuing operations(1):
Basic	$0.48	$0.65
Diluted	0.48	0.65
Earnings per share from discontinued operations(1):
Basic	—	(0.19)
Diluted	—	(0.19)
Earnings per share(1):
Basic	0.48	0.46
Diluted	0.48	0.45
Cash dividends declared per share	0.38	0.36

(1)	Certain per share amounts may not appear to reconcile due to rounding.

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock, At Cost	Accumulated Other Comprehensive Income (Loss)
(In thousands, except share and per share data)	Shares	Amount					Total
BALANCE AT JANUARY 1, 2007	730,076	$7,303	$16,339,726	$4,493,245	$(7,548)	$(131,272)	$20,701,454
Cumulative effect of change in accounting principle due to adoption of FIN 48 and FSP 13-2	—	—	—	(269,403)	—	—	(269,403)
Comprehensive income:
Net income	—	—	—	332,981	—	—	332,981
Net change in unrealized gains and losses on securities available for sale, net of tax and reclassification adjustment*	—	—	—	—	—	41,867	41,867
Net change in unrealized gains and losses on derivative instruments, net of tax and reclassification adjustment*	—	—	—	—	—	24,779	24,779
Net change from defined benefit pension plans, net of tax*	—	—	—	—	—	3,597	3,597

Comprehensive income							403,224
Cash dividends declared—$0.36 per share	—	—	—	(267,469)	—	—	(267,469)
Purchase of treasury stock	(10,011)	—	—	—	(361,289)	—	(361,289)
Common stock transactions:
Stock issued to employees under incentive plans, net	161	1	(6,387)	—	—	—	(6,386)
Stock options exercised, net	1,599	16	90,341	—	—	—	90,357
Amortization of unearned restricted stock	—	—	23,678	—	—	—	23,678

BALANCE AT MARCH 31, 2007	721,825	$7,320	$16,447,358	$4,289,354	$(368,837)	$(61,029)	$20,314,166

BALANCE AT JANUARY 1, 2008	693,636	$7,347	$16,544,651	$4,439,505	$(1,370,761)	$202,287	$19,823,029
Cumulative effect of changes in accounting principles due to adoption of EITF 06-4, EITF 06-10 and FAS 158 (see Note 12)	—	—	—	(17,410)	—	—	(17,410)
Comprehensive income:
Net income	—	—	—	336,668	—	—	336,668
Net change in unrealized gains and losses on securities available for sale, net of tax and reclassification adjustment*	—	—	—	—	—	24,103	24,103
Net change in unrealized gains and losses on derivative instruments, net of tax and reclassification adjustment*	—	—	—	—	—	104,077	104,077
Net change from defined benefit pension plans, net of tax*	—	—	—	—	—	(18)	(18)

Comprehensive income							464,830
Cash dividends declared—$0.38 per share	—	—	—	(264,190)	—	—	(264,190)
Common stock transactions:
Stock issued to employees under incentive plans, net	1,056	11	(1,348)	—	—	—	(1,337)
Stock options exercised, net	29	—	3,759	—	—	—	3,759
Amortization of unearned restricted stock	—	—	13,240	—	—	—	13,240

BALANCE AT MARCH 31, 2008	694,721	$7,358	$16,560,302	$4,494,573	$(1,370,761)	$330,449	$20,021,921

*	See disclosure of reclassification adjustment amount and tax effect, as applicable, in Note 4 to the consolidated financial statements.

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31
(In thousands)	2008	2007
Operating activities:
Net income	$336,668	$332,981
Adjustments to reconcile net cash provided by operating activities:
Provision for loan losses	181,000	47,000
Depreciation and amortization of premises and equipment	66,014	67,519
Provision for impairment of mortgage servicing rights	42,000	1,000
Provision for losses on other real estate, net	4,199	1,981
Net accretion of securities	(3,537)	(6,367)
Net amortization of loans and other assets	47,977	82,041
Net accretion of deposits and borrowings	(4,450)	(17,675)
Net securities gains	(91,643)	(304)
Net (gain) loss on sale of premises and equipment	(38)	88
Loss on early extinguishment of debt	65,405	—
Deferred income tax benefit	(21,444)	(172,182)
Excess tax benefits from share-based payments	(1,170)	(417)
Originations and purchases of loans held for sale	(1,457,532)	(3,457,367)
Proceeds from sales of loans held for sale	1,444,695	6,199,729
(Gain) loss on sale of loans, net	(22,739)	146,554
Increase in trading account assets	(392,160)	(47,380)
(Increase) decrease in margin receivables	(112,118)	14,483
Decrease in interest receivable	65,594	32,692
(Increase) decrease in other assets	(1,040,369)	141,185
Increase in other liabilities	338,792	465,496
Other	11,903	14,522

Net cash (used in) provided by operating activities	(542,953)	3,845,579
Investing activities:
Proceeds from sale of securities available for sale	2,010,420	14,069
Proceeds from maturity of:
Securities available for sale	887,417	561,938
Securities held to maturity	1,195	1,267
Purchases of:
Securities available for sale	(3,105,720)	(223,721)
Securities held to maturity	(50)	(29)
Proceeds from sales of student loans	81,156	661,139
Net (increase) decrease in loans	(1,196,028)	265,055
Net purchase of premises and equipment	(120,938)	(52,725)
Net cash received from disposition of business	—	5,700

Net cash (used in) provided by investing activities	(1,442,548)	1,232,693
Financing activities:
Net decrease in deposits	(5,585,113)	(5,873,646)
Net increase in short-term borrowings	6,047,175	849,063
Proceeds from long-term borrowings	1,840,602	62,716
Payments on long-term borrowings	(806,163)	(112,248)
Cash dividends	(264,190)	(267,469)
Purchase of treasury stock	—	(361,289)
Proceeds from exercise of stock options	3,759	90,357
Excess tax benefits from share-based payments	1,170	417

Net cash provided by (used in) financing activities	1,237,240	(5,612,099)

Decrease in cash and cash equivalents	(748,261)	(533,827)
Cash and cash equivalents at beginning of year	4,929,241	4,717,418

Cash and cash equivalents at end of period	$4,180,980	$4,183,591

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Three months ended March 31, 2008 and 2007

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

The accounting and reporting policies of Regions and the methods of applying those policies that materially affect the consolidated financial statements conform with accounting principles generally accepted in the United States (“GAAP”) and with general financial services industry practices. The accompanying interim financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and notes to the consolidated financial statements necessary for a complete presentation of financial position, results of operations and cash flows in conformity with GAAP. In the opinion of management, all adjustments, consisting of only normal and recurring items, necessary for the fair presentation of the consolidated financial statements have been included. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto in Regions’ Form 10-K for the year ended December 31, 2007.

Certain amounts in prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications are immaterial and have no effect on net income, total assets or stockholders’ equity.

NOTE 2—Business Combinations

Barksdale Bonding and Insurance, Inc. Acquisition

On January 1, 2008, Regions Insurance Group, Inc., a subsidiary of Regions, acquired certain assets of Barksdale Bonding and Insurance, Inc., a multi-line insurance agency headquartered in Jackson, Mississippi, with annual revenues of approximately $13 million, for a purchase price of $24.2 million.

NOTE 3—Earnings per Share

The following table sets forth the computation of basic earnings per share and diluted earnings per share:

	Three Months Ended March 31
(In thousands, except per share amounts)	2008	2007
Numerator:
For earnings per share—basic and diluted
Income from continuing operations	$336,710	$474,076
Loss from discontinued operations, net of tax	(42)	(141,095)

Net income	$336,668	$332,981
Denominator:
For earnings per share—basic weighted-average shares outstanding	695,098	726,921
Effect of dilutive securities:
Common stock equivalents	450	7,613

For earnings per share—diluted	695,548	734,534

Earnings per share from continuing operations(1):
Basic	$0.48	$0.65
Diluted	0.48	0.65
Earnings per share from discontinued operations(1):
Basic	—	(0.19)
Diluted	—	(0.19)
Earnings per share(1):
Basic	0.48	0.46
Diluted	0.48	0.45

(1)	Certain per share amounts may not appear to reconcile due to rounding.

The effect from the assumed exercise of 53,336,000 and 1,041,000 stock options for the three months ended March 31, 2008 and 2007, respectively, was not included in the above computations of diluted earnings per share because such amounts would have had an antidilutive effect on earnings per share.

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

The disclosure of the reclassification amount is as follows:

	Three Months Ended March 31, 2008
(In thousands)	Before Tax	Tax Effect	Net of Tax
Net income	$494,457	$(157,789)	$336,668
Net unrealized holding gains and losses on securities available for sale arising during the period	127,312	(43,641)	83,671
Less: reclassification adjustments for net securities gains realized in net income	91,643	(32,075)	59,568

Net change in unrealized gains and losses on securities available for sale	35,669	(11,566)	24,103
Net unrealized holding gains and losses on derivatives arising during the period	180,689	(68,327)	112,362
Less: reclassification adjustments for net gains realized in net income	12,747	(4,462)	8,285

Net change in unrealized gains and losses on derivative instruments	167,942	(63,865)	104,077
Net actuarial gains and losses arising during the period	687	(240)	447
Less: amortization of actuarial loss and prior service credit realized in net income	716	(251)	465

Net change from defined benefit plans	(29)	11	(18)

Comprehensive income	$698,039	$(233,209)	$464,830

	Three Months Ended March 31, 2007
(In thousands)	Before Tax	Tax Effect	Net of Tax
Net income	$494,166	$(161,185)	$332,981
Net unrealized holding gains and losses on securities available for sale arising during the period	66,436	(24,371)	42,065
Less: reclassification adjustments for net securities gains realized in net income	304	(106)	198

Net change in unrealized gains and losses on securities available for sale	66,132	(24,265)	41,867
Net unrealized holding gains and losses on derivatives arising during the period	35,172	(10,197)	24,975
Less: reclassification adjustments for net gains realized in net income	301	(105)	196

Net change in unrealized gains and losses on derivative instruments	34,871	(10,092)	24,779
Net actuarial gains and losses arising during the period	5,801	(1,037)	4,764
Less: amortization of actuarial loss and prior service credit realized in net income	1,796	(629)	1,167

Net change from defined benefit plans	4,005	(408)	3,597

Comprehensive income	$599,174	$(195,950)	$403,224

NOTE 5—Pension and Other Postretirement Benefits

Net periodic benefit cost included the following components for the three months ended March 31:

	Pension		Other Postretirement Benefits
(In thousands)	2008	2007	2008	2007
Service cost	$10,157	$10,642	$103	$234
Interest cost	21,897	20,260	685	765
Expected return on plan assets	(29,614)	(26,725)	(48)	(67)
Amortization of prior service cost (credit)	688	(67)	(184)	(104)
Amortization of actuarial loss	28	1,863	—	12
Settlement charge	—	2,300	—	—
Curtailment gains	—	(7,052)	—	—

	$3,156	$1,221	$556	$840

The settlement charge during the first quarter of 2007 relates to the settlement of a liability under the Regions supplemental executive retirement plan for a certain executive officer. The curtailment gains during the first quarter of 2007 resulted from merger-related employment terminations.

NOTE 6—Share-Based Payments

Regions has stock option and long-term incentive compensation plans that permit the granting of incentive awards in the form of stock options, restricted stock and stock appreciation rights. The terms of all awards issued under these plans are determined by the Compensation Committee of the Board of Directors, but no options may be granted after the tenth anniversary of the plans’ adoption. Options and restricted stock usually vest based on employee service and generally vest within three years from the date of the grant. The contractual life of options granted under these plans range from seven to ten years from the date of grant. Upon adoption of a new long-term incentive plan in 2006, Regions amended all other open stock and long-term incentive plans, such that no new awards may be granted under those plans subsequent to the amendment date. The outstanding awards were unaffected by this plan amendment. Additionally, in connection with the AmSouth Bancorporation (“AmSouth”) merger, Regions assumed AmSouth’s long-term incentive plans. Refer to Regions’ Annual Report on Form 10-K for the year ended December 31, 2007 for further disclosures related to share-based payments issued by Regions.

The fair value of stock options is estimated at the date of the grant using a Black-Scholes option pricing model and related assumptions. During 2008, expected volatility increased based upon increases in the historical volatility of Regions’ stock price and the implied volatility measurements from traded options on the Company’s stock. The expected option life increased based upon the increase in the contractual life on new grants. The following table summarizes the weighted-average assumptions used and the estimated fair values related to stock options granted:

	Three Months Ended March 31
	2008		2007
Expected dividend yield	6.93%		3.90%
Expected volatility	26.40%		19.67%
Risk-free interest rate	2.90%		4.71%
Expected option life	5.8	yrs.	4.9	yrs.
Fair value	$2.48		$5.76

The following table details the activity during the first three months of 2008 and 2007 related to stock options:

	For the Three Months Ended March 31
	2008		2007
	Number of Options	Wtd. Avg. Exercise Price	Number of Options	Wtd. Avg. Exercise Price
Outstanding at beginning of period	48,044,207	$29.71	48,805,147	$28.97
Granted	9,100,305	21.94	40,485	36.96
Exercised	(28,108)	17.79	(1,787,079)	28.04
Forfeited or cancelled	(1,041,864)	31.45	(302,071)	30.16

Outstanding at end of period	56,074,540	$28.42	46,756,482	$29.01

Exercisable at end of period	42,628,182	$29.20	45,837,291	$28.90

The following table details the activity during the first three months of 2008 and 2007 related to restricted shares awarded by Regions:

	For the Three Months Ended March 31
	2008		2007
	Shares	Wtd. Avg. Grant Date Fair Value	Shares	Wtd. Avg. Grant Date Fair Value
Non-vested at beginning of period	3,651,054	$32.60	3,290,589	$33.34
Granted	1,440,598	22.04	405,975	36.93
Vested	(112,451)	34.03	(68,393)	35.60
Forfeited	(242,175)	32.48	(558,960)	32.34

Non-vested at end of period	4,737,026	$29.36	3,069,211	$33.95

NOTE 7—Business Segment Information

Regions’ segment information is presented based on Regions’ key segments of business. Each segment is a strategic business unit that serves specific needs of Regions’ customers. The Company’s primary segment is General Banking/Treasury, which represents the Company’s branch network, including consumer and commercial banking functions, and has separate management that is responsible for the operation of that business unit. This segment also includes the Company’s Treasury function, including the Company’s securities portfolio and other wholesale funding activities. Prior to the second quarter of 2007, Regions had reported a Mortgage Banking segment that included the origination and servicing functions of Regions’ conforming mortgage operation and mortgage warehouse operation, as well as Regions’ non-conforming mortgage subsidiary, EquiFirst Corporation (“EquiFirst”). After the sale of EquiFirst at the end of the first quarter of 2007, management determined that the remaining functions of the mortgage operation were more aligned with the operations of the general bank. Therefore, during the second quarter of 2007, Regions combined the Mortgage Banking segment into the General Banking/Treasury segment. The 2007 amounts presented below have been adjusted to conform to the 2008 presentation. EquiFirst is presented separately as a discontinued operation in the consolidated statements of income. See Note 11 to the consolidated financial statements for further discussion.

In addition to General Banking/Treasury, Regions has designated as distinct reportable segments the activity of its Investment Banking/Brokerage/Trust and Insurance divisions. Investment Banking/Brokerage/Trust includes trust activities and all brokerage and investment activities associated with Morgan Keegan. Insurance includes all business associated with commercial insurance and credit life products sold to consumer customers. The reportable segment designated “Other” primarily includes merger charges and the parent company, including eliminations.

The accounting policies used by each reportable segment are the same as those discussed in Note 1 to the consolidated financial statements included in the 2007 Annual Report on Form 10-K. The following tables present financial information for each reportable segment for the period indicated.

(In thousands)	General Banking/ Treasury	Investment Banking/ Brokerage/ Trust	Insurance	Other
Three months ended March 31, 2008
Net interest income	$945,100	$13,984	$938	$57,458
Provision for loan losses	181,000	—	—	—
Non-interest income	431,994	309,413	31,770	135,126
Non-interest expense	793,003	274,355	22,907	159,994
Income taxes (benefit)	153,175	18,069	2,554	(15,984)

Net income (loss)	$249,916	$30,973	$7,247	$48,574

Average assets	$126,739,347	$3,739,003	$327,888	$11,068,942

(In thousands)	Total Continuing Operations	Discontinued Operations (EquiFirst)	Total Company
Net interest income	$1,017,480	$—	$1,017,480
Provision for loan losses	181,000	—	181,000
Non-interest income	908,303	—	908,303
Non-interest expense	1,250,259	67	1,250,326
Income taxes (benefit)	157,814	(25)	157,789

Net income (loss)	$336,710	$(42)	$336,668

Average assets	$141,875,180	$—	$141,875,180

(In thousands)	General Banking/ Treasury	Investment Banking/ Brokerage/ Trust	Insurance	Other
Three months ended March 31, 2007
Net interest income	$1,150,352	$20,108	$1,294	$(2,716)
Provision for loan losses	46,925	75	—	—
Non-interest income	412,155	271,644	28,071	(14,958)
Non-interest expense	735,652	220,547	20,033	132,734
Income taxes (benefit)	351,236	26,851	3,061	(145,240)

Net income (loss)	$428,694	$44,279	$6,271	$(5,168)

Average assets	$142,216,074	$3,728,935	$257,645	$(6,185,225)

(In thousands)	Total Continuing Operations	Discontinued Operations (EquiFirst)	Total Company
Net interest income	$1,169,038	$11,967	$1,181,005
Provision for loan losses	47,000	182	47,182
Non-interest income	696,912	(176,681)	520,231
Non-interest expense	1,108,966	50,922	1,159,888
Income taxes (benefit)	235,908	(74,723)	161,185

Net income (loss)	$474,076	$(141,095)	$332,981

Average assets	$140,017,429	$1,946,262	$141,963,691

NOTE 8—Fair Value Measurements

Regions adopted Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” (“FAS 157”), as of January 1, 2008. FAS 157 establishes a framework for using fair value to measure assets and liabilities and defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) as opposed to the price that would be paid to acquire the asset or received to assume the liability (an entry price). Under FAS 157, a fair value measure should reflect the assumptions that market participants would use in pricing the asset or liability, including the assumptions about the risk inherent in a particular valuation technique, the effect of a restriction on the sale or use of an asset and the risk of nonperformance. FAS 157 requires disclosures that stratify balance sheet amounts measured at fair value based on inputs the Company uses to derive fair value measurements. These strata include:

•

Level 1 valuations, where the valuation is based on quoted market prices for identical assets or liabilities traded in active markets (which include exchanges and over-the-counter markets with sufficient volume),

•

Level 2 valuations, where the valuation is based on quoted market prices for similar instruments traded in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant assumptions are observable in the market, and

•

Level 3 valuations, where the valuation is generated from model-based techniques that use significant assumptions not observable in the market, but observable based on Company-specific data. These unobservable assumptions reflect the Company’s own estimates for assumptions that market participants would use in pricing the asset or liability. Valuation techniques typically include option pricing models, discounted cash flow models and similar techniques, but may also include the use of market prices of assets or liabilities that are not directly comparable to the subject asset or liability.

ITEMS MEASURED AT FAIR VALUE ON A RECURRING BASIS

In accordance with FAS 157, trading account assets, securities available for sale, mortgage loans held for sale, derivatives and certain short-term borrowings are recorded at fair value on a recurring basis. Below is a description of valuation methodologies for these assets and liabilities.

Trading account assets and securities available for sale primarily consist of U.S. Treasuries, mortgage-backed and asset-backed securities (including agency securities), municipal bonds and equity securities (primarily common stock and mutual funds). Regions uses quoted market prices of identical assets on active exchanges, or Level 1 measurements. Where such quoted market prices are not available, Regions typically employs quoted market prices of similar instruments (including matrix pricing) and/or discounted cash flows to estimate a value of these securities, or Level 2 measurements. Discounted cash flow analyses are typically based on market interest rates, prepayment speeds and/or option adjusted spreads. Level 3 measurements include discounted cash flow analyses based on assumptions that are not readily observable in the market place. Such assumptions include projections of future cash flows, including loss assumptions, and discount rates.

Mortgage loans held for sale consist of residential mortgage loans held for sale. Mortgage loans held for sale primarily consist of loans that are valued based on traded market prices of similar assets where available and/or discounted cash flows at market interest rates, adjusted for securitization activities that include servicing value and market conditions, a Level 2 measurement. Regions has elected to measure mortgage loans held for sale at fair value by applying the fair value option (see additional discussion under “Fair Value Option” below).

Derivatives primarily consist of interest rate contracts that include futures, options and swaps. For exchange-traded options and futures contracts, values are based on quoted market prices, or Level 1 measurements. For all other options and futures contracts traded in over-the-counter markets, values are determined using discounted cash flow analyses and option pricing models based on market rates and volatilities, or Level 2 measurements. Interest rate lock commitments on loans intended for sale, treasury locks and credit derivatives are valued using option pricing models that incorporate significant unobservable inputs, and therefore are Level 3 measurements.

Interest rate swaps are predominantly traded in over-the-counter markets and, as such, values are determined using widely accepted discounted cash flow models, or Level 2 measurements. These discounted cash flow models use projections of future cash payments/receipts that are discounted at mid-market rates. These valuations are adjusted for the unsecured credit risk at the reporting date, which considers collateral posted and the impact of master netting agreements.

Short-term borrowings recognized at fair value represent short-sale liabilities to counterparties. Short-sale liabilities are valued based on the fair value of the underlying securities, which are determined in the same manner as trading account assets and available for sale securities.

The following table presents financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2008:

(In thousands)	Level 1	Level 2	Level 3	Fair Value
ASSETS:
Trading account assets	$153,591	$835,151	$310,718	$1,299,460
Securities available for sale	3,225,237	14,429,984	111,039	17,766,260
Mortgage loans held for sale	—	695,338	—	695,338
Derivative assets(a)	—	2,508,112	17,623	2,525,735

LIABILITIES:
Short-term borrowings	$267,444	$237,840	$152,572	$657,856
Derivative liabilities(a)	—	1,754,235	—	1,754,235

(a)

Derivative assets include portfolio netting adjustments of approximately $3 million, which represent the credit risk resulting from derivative transactions and consider the impact of legally enforceable master netting agreements that allow the Company to settle positive and negative positions. Derivative assets and liabilities are also presented excluding cash collateral held of $280 million and cash collateral placed of $170 million with counterparties.

Assets and liabilities in all levels could result in volatile and material price fluctuations. Realized and unrealized gains and losses on Level 3 assets represent only a portion of the risk to market fluctuations in Regions’ balance sheets. Further, trading account assets, net derivatives and short-term borrowings included in Levels 1, 2 and 3 are used by the Asset and Liability Management Committee of the Company in a holistic approach to managing price fluctuation risks.

The following table illustrates a rollforward for all assets and (liabilities) measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period January 1, 2008 to March 31, 2008:

Fair Value Measurements Using

Significant Unobservable Inputs

(Level 3 measurements only)

(In thousands)	Trading Account Assets	Securities Available for Sale	Net Derivatives	Short- Term Borrowings
Beginning balance, January 1, 2008	$165,841	$73,003	$8,122	$(57,456)
Total gains (losses) realized and unrealized:
Included in earnings	(1,883)	—	20,098	(1,686)
Included in other comprehensive income	—	(7,797)	—	—
Purchases and issuances	794,811	48,900	530	613,295
Settlements	(648,051)	(3,067)	(11,127)	(706,725)

Ending balance, March 31, 2008	$310,718	$111,039	$17,623	$(152,572)

The following table details the income statement presentation of both realized and unrealized gains and losses recorded in earnings for Level 3 assets and liabilities for the period ended March 31, 2008:

Total Gains and Losses

(Level 3 measurements only)

(In thousands)	Trading Account Assets	Securities Available for Sale	Net Derivatives	Short- Term Borrowings
Classifications of gains (losses) both realized and unrealized included in earnings for the period:
Interest income	$958	$—	$—	$—
Brokerage and investment banking	(2,999)	—	—	(1,686)
Mortgage income	—	—	3,062	—
Other income	—	—	7,831	—
Other comprehensive income	—	(7,797)	—	—

Total realized and unrealized gains and (losses)	$(2,041)	$(7,797)	$10,893	$(1,686)

The following table details the income statement presentation of only unrealized gains and losses recorded in earnings for Level 3 assets and liabilities for the period ended March 31, 2008:

(In thousands)	Trading Account Assets	Securities Available for Sale	Net Derivatives	Short- Term Borrowings
The amount of total gains and losses for the period included in earnings, attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at March 31, 2008:
Interest income	$222	$—	$—	$—
Brokerage and investment banking	(261)	—	—	115
Mortgage income	—	—	3,062	—
Other income	—	—	7,831	—
Other comprehensive income	—	(7,797)	—	—

Total unrealized gains and (losses)	$(39)	$(7,797)	$10,893	$115

ITEMS MEASURED AT FAIR VALUE ON A NON-RECURRING BASIS

From time to time, certain assets may be recorded at fair value on a non-recurring basis. These non-recurring fair value adjustments typically are a result of the application of lower of cost or market accounting or a write-down occurring during the period. The following is a description of the valuation methodologies used for certain assets that are recorded at fair value as of March 31, 2008.

Mortgage servicing rights are initially recorded at estimated fair value and are then periodically measured for impairment by projecting and discounting future cash flows associated with servicing at market rates. The projection of cash flows is a Level 3 measurement, incorporating assumptions of changes in cash flows due to estimated prepayments, estimated costs to service and estimates of other servicing income. Market assumptions, where available, are obtained from brokers and adjusted for Company-specific observations. These assumptions primarily include discount rates and expected prepayments. As of March 31, 2008, the period-end balance of mortgage servicing rights measured at fair value totaled approximately $268.8 million. During the first three months of 2008, the Company recorded $42.0 million of non-interest expense related to the impairment of mortgage servicing rights.

In addition to the assets currently measured at fair value mentioned above, Regions often uses fair value measurements in determining the period-end balance of certain financial instruments, such as certain loans held for sale and non-marketable investments. Typically, these assets use fair value measurements to determine the recorded lower of cost or market value of the asset or to determine the losses incurred during the period. As of March 31, 2008, none of these assets were recognized at fair value on the consolidated balance sheet.

Regions also uses fair value measurements on a non-recurring basis for certain non-financial instruments such as other real estate and foreclosed assets. However, the effective date for the FAS 157 disclosure requirements for these instruments was deferred until January 1, 2009. See Note 12 “Recent Accounting Pronouncements” for further discussion.

FAIR VALUE OPTION

Regions also adopted Statement of Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”), as of January 1, 2008. FAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. FAS 159 requires the difference between the carrying value before election of the fair value option and the fair value of these financial instruments be recorded as an adjustment to beginning retained earnings in the period of adoption. There was no material effect of adoption on the consolidated financial statements.

Regions elected the fair value option for residential mortgage loans held for sale originated after January 1, 2008. This election allows for a more effective offset of the changes in fair values of the loans and the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”). Regions has not elected the fair value option for other loans held for sale primarily because they are not economically hedged using derivative instruments. Fair values of loans held for sale are based on traded market prices of similar assets where available and/or discounted cash flows at market interest rates, adjusted for securitization activities that include servicing values and market conditions. At March 31, 2008, loans held for sale for which the fair value option was elected had an aggregate fair value of $695.3 million and an aggregate outstanding principal balance of $685.8 million and were recorded in loans held for sale in the consolidated balance sheet. Interest income on mortgage loans held for sale is recognized based on contractual rates and reflected in interest income on loans held for sale in the consolidated income statement. Net gains (losses) resulting from changes in fair value of these loans of $9.5 million were recorded in mortgage income during the first quarter of 2008. These changes in fair value are mostly offset by economic hedging activities. An immaterial portion of these amounts was attributable to changes in instrument-specific credit risk.

The election of the fair value option under FAS 159 impacts the timing and recognition of servicing value, as well as origination fees and costs. The servicing value of a loan was precluded from being recognized until the sale of the loan prior to the election of the fair value option. After adoption of the fair value option, this value is recognized in earnings at the time of origination. Origination fees and costs for mortgage loans held for sale, which had been previously deferred under Statement of Financial Accounting Standard No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases”, are now recognized in earnings at the time of origination. Prior to the election of the fair value option, net loan origination costs for mortgage loans held for sale were capitalized as part of the carrying amount of the loans and recognized as a reduction of mortgage income upon the sale of such loans. Approximately $10 million of loan servicing value was recognized in non-interest income for the first quarter of 2008. The net impact of ceasing deferrals of origination fees and costs during the first quarter of 2008 was not material.

NOTE 9—Commitments and Contingencies

COMMERCIAL COMMITMENTS

Regions issues off-balance sheet financial instruments in connection with lending activities. The credit risk associated with these instruments is essentially the same as that involved in extending loans to customers and is subject to Regions’ normal credit approval policies and procedures. Collateral is obtained based on management’s assessment of the customer.

Credit risk associated with these instruments as of March 31 is represented by the contractual amounts indicated in the following table:

(In millions)	2008	2007
Unused commitments to extend credit	$38,459	$41,488
Standby letters of credit	8,145	6,882
Commercial letters of credit	33	82

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

LEGAL

In late 2007 and early 2008, Regions and certain of its affiliates were named in class-action lawsuits filed in federal courts on behalf of investors who purchased shares of certain Regions Morgan Keegan Select Funds (the “Funds”) and shareholders of Regions. The complaints contain various allegations, including that the Funds and the defendants misrepresented or failed to disclose material facts relating to the activities of the Funds. No class has been certified and at this stage of the lawsuits, Regions cannot determine the probability of a material adverse result or reasonably estimate a range of potential exposures, if any. In addition, the Company has received requests for information from the SEC Staff regarding the matters subject to the litigation described above.

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

NOTE 10—Visa Indemnification and Initial Public Offering

As a member of the Visa USA network, Regions, along with other members, indemnified Visa USA against certain litigation. On October 3, 2007, Visa USA was restructured and acquired several Visa affiliates, and the restructured entity resulted in the formation of Visa, Inc. (“Visa”). In conjunction with this restructuring, Regions’ indemnification of Visa was modified to cover five specific cases (“covered litigation”). Certain of the covered litigation has been settled or accrued for by Visa and, accordingly, Regions has recorded its pro-rata share. Additionally, this modification caused Regions’ indemnification to be included within the scope of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, requiring a liability to be recognized at fair value for Regions’ share of the indemnification for the covered litigation that has not been settled or accrued by Visa. As of March 31, 2008 and December 31, 2007, Regions’ liability recognized under this indemnification was approximately $51.5 million.

On March 25, 2008, Visa executed an initial public offering (“IPO”) of common stock and, in connection with the IPO, Regions’ ownership interest in Visa was converted into Class B common stock of approximately 3.8 million shares. On March 28, 2008, Visa redeemed approximately 1.5 million shares of the Class B common stock from Regions for proceeds of approximately $62.8 million, all of which was recorded as “Other Income” in the consolidated statements of income. As of March 31, 2008, Regions’ remaining investment totaled approximately 2.3 million shares with a cost basis of zero. The Class B common stock is subject to a restriction period of the lesser of three years from the date of the IPO or settlement of all covered litigation. The number of shares of Class B common stock may also be adjusted by Visa, depending on the outcome of the covered litigation.

A portion of Visa’s proceeds from the IPO, totaling $3.0 billion, was escrowed to fund the covered litigation. To the extent that the amount available under the escrow arrangement is insufficient to fully resolve the covered litigation, Visa will enforce the indemnification obligations of Visa USA’s members for any excess amount. As of March 31, 2008, Regions recognized an asset of and reduced expense by approximately $28.4 million, which represents the Company’s proportionate economic interest in the escrow account to settle the litigation liability.

NOTE 11—Discontinued Operations

On March 30, 2007, Regions sold EquiFirst Corporation (“EquiFirst”), a wholly-owned non-conforming mortgage origination subsidiary, for approximately $76 million and recorded an after-tax gain of approximately $1 million. Consequently, the business related to EquiFirst has been accounted for as discontinued operations and the results are presented separately on the consolidated statements of income following the results from continuing operations. The sales price is subject to final resolution of closing date values of net assets sold, which is not yet completed. Regions believes any adjustments to the sales price will not have a material impact to the consolidated financial statements.

Prior to the sale of EquiFirst and excluding the gain on the sale, Regions recorded, during the first quarter of 2007, approximately $142 million in after-tax losses related to the operations of EquiFirst. The primary factor in the recognition of these losses was the significant and rapid deterioration of the sub-prime market during the first three months of 2007.

The results from discontinued operations for the three-month periods ending March 31, 2008 and 2007 are as follows:

	Three Months Ended March 31
(In thousands)	2008	2007
Net interest income	$—	$11,967
Provision for loan losses	—	182

Net interest income after provision for loan losses	—	11,785

Total non-interest income, excluding gain on sale of discontinued operations	—	(188,658)
Total non-interest expense	67	50,922

Loss from discontinued operations, excluding gain on sale, before income taxes	(67)	(227,795)
Gain on sale of discontinued operations before income taxes	—	11,977

Loss from discontinued operations before income taxes	(67)	(215,818)
Income tax benefit	(25)	(74,723)

Loss from discontinued operations, net of tax	$(42)	$(141,095)

NOTE 12—Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“FAS 158”). FAS 158 requires employers to fully recognize in their financial statements the obligations associated with single-employer defined benefit pension plans, retiree healthcare plans, and other postretirement plans. Specifically, it requires a company to (1) recognize on its balance sheet an asset for a plan’s overfunded status or a liability for a plan’s underfunded status, (2) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year, and (3) recognize changes in the funded status of a plan through comprehensive income in the year in which the changes occur. Companies with publicly-traded equity securities were required to prospectively adopt the recognition and disclosure provisions of FAS 158 effective for fiscal years ending after December 15, 2006. Regions adopted FAS 158 on December 31, 2006 and recorded an after-tax reduction to the ending balance of accumulated other comprehensive income of $64.1 million to recognize the funded status of Regions’ pension and other postretirement benefit plans. On January 1, 2008, Regions made a cumulative effect adjustment to beginning retained earnings to reflect the transition to a fiscal year-end measurement date, which resulted in an after-tax reduction to beginning retained earnings of approximately $1.9 million. The first year-end measurement date will be on December 31, 2008.

In September 2006, the FASB ratified the consensus the Emerging Issues Task Force (“EITF”) reached regarding EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF 06-4”), which provides accounting guidance for postretirement benefits related to endorsement split-dollar life insurance arrangements, whereby the employer owns and controls the insurance policies. The consensus concludes that an employer should recognize a liability for the postretirement benefit in accordance with Statement of Financial Accounting Standards No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (“FAS 106”) or Accounting Principles Board Opinion No. 12, “Omnibus Opinion-1967” (“APB 12”). In addition, the consensus states that an employer should also recognize an asset based on the substance of the arrangement with the employee. EITF 06-4 is effective for fiscal years beginning after December 15, 2007 with early application permitted.

In March 2007, the FASB ratified the consensus the EITF reached regarding EITF Issue No. 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements” (“EITF 06-10”), which provides accounting guidance for postretirement benefits related to collateral assignment split-dollar life insurance arrangements, whereby the employee owns and controls the insurance policies. The consensus concludes that an employer should recognize a liability for the postretirement benefit in accordance with FAS 106 or APB 12, as well as recognize an asset based on the substance of the arrangement with the employee. EITF 06-10 is effective for fiscal years beginning after December 15, 2007, with early application permitted. Regions adopted EITF 06-4 and 06-10 on January 1, 2008, and the effect of adoption on the consolidated financial statements was a reduction in retained earnings of approximately $15.5 million.

In September 2006, the FASB issued FAS 157, which provides guidance for using fair value to measure assets and liabilities, but does not expand the use of fair value in any circumstance. FAS 157 also requires expanded disclosures about the extent to which a company measures assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on an entity’s financial statements. The statement applies when other standards require or permit assets and liabilities to be measured at fair value. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted. Additionally, in February 2008, the FASB issued FSP 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), which delays the effective date of FAS 157 for non-recurring, non-financial instruments to fiscal years beginning after November 15, 2008. Regions adopted FAS 157 on January 1, 2008, and the effect of adoption on the consolidated financial statements was not material. Prospectively, Regions anticipates the adoption of FAS 157 will impact the valuation of derivatives, specifically the credit component of the valuation. See Note 8, “Fair Value Measurements” for additional information about the impact of the adoption of FAS 157.

In February 2007, the FASB issued FAS 159, which allows entities to voluntarily choose, at specified election dates, to measure financial assets and financial liabilities (as well as certain non-financial instruments that are similar to financial instruments) at fair value (the “fair value option”). The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, FAS 159 specifies that all subsequent changes in fair value for that instrument be reported in earnings. FAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, and earlier adoption is permitted. Regions adopted FAS 159 on January 1, 2008, for mortgage loans held for sale originated on or after January 1, 2008, and there was no material effect of adoption on the consolidated financial statements. Prospectively, Regions anticipates the adoption of FAS 159 will accelerate the timing of gain recognition on mortgage loans held for sale. See Note 8, “Fair Value Measurements” for additional information about the impact of the adoption of FAS 159.

In April 2007, the FASB issued FSP FIN 39-1, “Amendment of FASB Interpretation No. 39” (“FSP FIN 39-1”), which permits a reporting entity that is party to a master netting agreement to offset fair value amounts recognized for rights and obligations relating to cash collateral against fair value amounts recognized for derivative instruments that have been offset under the same master netting arrangements. FSP FIN 39-1 requires entities to make an accounting policy election to carry collateral posted/received at fair value, netted against the corresponding derivative positions, or carry collateral posted/received presented separately at cost. FSP FIN 39-1 is effective for fiscal years beginning after November 15, 2007, requiring retrospective application for all financial statements presented. Regions has elected not to present collateral posted/received under master netting arrangements at fair value and thus, has not netted such amounts against derivative amounts included in the consolidated balance sheets. Collateral posted/received is included in Fed Funds Sold/Purchased on the consolidated balance sheets. At March 31, 2008, December 31, 2007 and March 31, 2007, Regions posted collateral of $169.7 million , $18.4 million and $0, respectively, and received collateral of $279.6 million, $114.4 million and $61.3 million, respectively.

In November 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 109, “Application of Accounting Principles to Loan Commitments” (SAB 109), to inform registrants of the Staff’s view that the fair value of written loan commitments that are accounted for at fair value should include expected net future cash flows related to the associated servicing of the loan. Additionally, the Staff reaffirmed its previous views that internally-developed intangible assets (such as customer relationship intangible assets) should not be recorded as part of the fair value of such commitments. The Staff expects registrants to apply the views stated in SAB 109 on a prospective basis to written loan commitments recorded at fair value which were issued or modified in fiscal quarters beginning after December 15, 2007. Regions adopted SAB 109 on January 1, 2008. The adoption of SAB 109 did not have a material impact on Regions’ consolidated financial statements.

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

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“FAS 161”). FAS 161 requires entities to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”) and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. FAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, and early adoption is permitted. Regions is in the process of reviewing the potential impact of FAS 161.

NOTE 13—Subsequent Events

On April 25, 2008, Regions Financial Corporation issued $345 million of junior subordinated notes (“JSNs”) bearing an initial fixed interest rate of 8.875%. The JSNs have a scheduled maturity of June 15, 2048 and a final maturity of June 15, 2078, and are redeemable at Regions’ option on or after June 15, 2013. The JSNs were issued to Regions Financing Trust III (“the Trust”) and are the underlying collateral of trust preferred securities (“TPS”) issued by the Trust. The terms of the TPS are identical to those of the JSNs, and the TPS are fully guaranteed by Regions. While Regions is not required to consolidate the Trust, the TPS qualify as Tier 1 capital for purposes of calculating regulatory capital for Regions Financial Corporation. Regions has the option to defer interest payments on the JSNs, but in doing so, may not pay dividends to equity interest holders while deferred interest is outstanding. The redemption of the JSNs and payment of deferred interest is subject to a replacement capital covenant, whereby Regions must issue interests ranking equal or junior to the JSNs in subordination in order to repay such amounts.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following discussion and analysis is part of Regions Financial Corporation’s (“Regions” or the “Company”) Quarterly Report on Form 10-Q to the Securities and Exchange Commission (“SEC”) and updates Regions’ Form 10-K for the year ended December 31, 2007, which was previously filed with the SEC. This financial information is presented to aid in understanding Regions’ financial position and results of operations and should be read together with the financial information contained in the Form 10-K. Certain prior period amounts presented in this discussion and analysis have been reclassified to conform to current period classifications, except as otherwise noted. The emphasis of this discussion will be on the three months ended March 31, 2008 compared to the three months ended March 31, 2007 for the statement of income. For the balance sheet, the emphasis of this discussion will be the balances as of March 31, 2008 as compared to December 31, 2007.

This discussion and analysis contains statements that may be considered “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. See page 3 for additional information regarding forward-looking statements.

CORPORATE PROFILE

Regions is a financial holding company headquartered in Birmingham, Alabama, which operates in the South, Midwest and Texas. Regions’ provides traditional commercial, retail and mortgage banking services, as well as other financial services in the fields of investment banking, asset management, trust, mutual funds, securities brokerage, insurance and other specialty financing.

Regions conducts its banking operations through Regions Bank, an Alabama chartered commercial bank that is a member of the Federal Reserve System. At March 31, 2008, Regions operated approximately 1,900 full-service banking offices in Alabama, Arkansas, Florida, Georgia, Illinois, Indiana, Iowa, Kentucky, Louisiana, Mississippi, Missouri, North Carolina, South Carolina, Tennessee, Texas and Virginia. Regions provides brokerage services and investment banking from approximately 400 offices of Morgan Keegan & Company, Inc. (“Morgan Keegan”), a full-service regional brokerage and investment banking firm. Regions provides full-line insurance brokerage services primarily through Regions Insurance, Inc., one of the 30 largest insurance brokers in the country.

Regions’ profitability, like that of many other financial institutions, is dependent on its ability to generate revenue from net interest income and non-interest income sources. Net interest income is the difference between the interest income Regions receives on interest-earning assets, such as loans and securities, and the interest expense Regions pays on interest-bearing liabilities, principally deposits and borrowings. Regions’ net interest income is impacted by the size and mix of its balance sheet components and the interest rate spread between interest earned on its assets and interest paid on its liabilities. Non-interest income includes fees from service charges on deposit accounts, securities brokerage, investment banking and trust activities, mortgage servicing and secondary marketing, insurance activities and other customer services which Regions provides. Results of operations are also affected by the provision for loan losses and non-interest expenses, such as salaries and employee benefits, occupancy and other operating expenses, as well as income taxes.

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

FIRST QUARTER HIGHLIGHTS

Regions reported income from continuing operations of $336.7 million, or $0.48 per diluted share in the first quarter of 2008, which included $46.9 million in after-tax merger-related expenses (or 7 cents per diluted share). Excluding the impact of merger-related expenses, earnings per diluted share from continuing operations were $0.55, compared to first quarter 2007 per diluted share earnings of $0.69. See Table 12 for a reconciliation of GAAP to non-GAAP financial measures. First quarter 2008 earnings were solid given the current operating environment. Several significant revenue and expense items occurred during the quarter, which are discussed later in this section. Primary drivers of the first quarter 2008 net income include solid fee-based revenue, controlled core operating expenses and accelerated merger cost savings.

Net interest income from continuing operations, on a fully taxable-equivalent basis, for the first quarter of 2008 was $1.0 billion, compared to $1.2 billion in the first quarter of 2007. The taxable equivalent net interest margin (annualized and including discontinued operations) for the first quarter of 2008 was 3.53%, compared to 3.99% in the first quarter of 2007. The decrease in the net interest margin reflects the continued pressure of a negative shift in the funding mix given a lower level of low-cost deposits. The first quarter 2008 net interest margin was also negatively impacted by the recent Federal Reserve Board rate cuts, as interest rates on loans are re-pricing downward ahead of funding costs. Rising non-performing asset levels and purchases of bank-owned life insurance are also having an unfavorable effect on the margin.

Net charge-offs totaled $125.8 million, or 0.53% of average loans, annualized, in the first quarter of 2008, compared to 0.20% for the first quarter of 2007. The provision for loan losses from continuing operations totaled $181.0 million in the first quarter of 2008 compared to $47.0 million during the same period of 2007. These increases were primarily driven by deterioration in the residential homebuilder portfolio and losses within the home equity portfolio, both of which are closely tied to the housing market slowdown. Total non-performing assets at March 31, 2008, were $1,204.4 million, compared to $864.1 million at December 31, 2007. The allowance for credit losses at March 31, 2008, was 1.49% of total loans, net of unearned income, compared to 1.45% at December 31, 2007 and 1.18% at March 31, 2007.

Non-interest income in the first quarter of 2008 from continuing operations, excluding the gains from sales of securities and the Visa initial public offering redemption (“IPO”), increased 8% compared to the first quarter of 2007. This increase was attributable to strong contributions from brokerage and investment banking income, mortgage income, commercial credit fee income and insurance income. Non-interest income includes a $91.6 million gain on the sale of securities available for sale and $62.8 million received from the redemption of a portion of the Company’s ownership interest in Visa’s IPO in the first quarter of 2008.

Total non-interest expense from continuing operations was $1.3 billion in the first quarter of 2008, compared to $1.1 billion in the first quarter of 2007. Pre-tax merger charges of $75.6 million were incurred in the first quarter of 2008 compared to $49.0 million in the first quarter of 2007 (see Table 12 “GAAP to Non-GAAP Reconciliation”). Several significant non-interest expense items were recorded during the first quarter of 2008, including $42.0 million of mortgage servicing rights impairment, a $65.4 million loss on the early extinguishment of debt related to the redemption of subordinated notes and a $24.5 million write-down on the investment in two Morgan Keegan mutual funds. These items were partially offset by the recognition of a $28.4 million litigation expense reduction related to Visa’s IPO. Non-interest expenses benefited from the realization of merger cost saves of approximately $127 million during the first three months of 2008.

TOTAL ASSETS

Regions’ total assets at March 31, 2008, were $144.2 billion, compared to $141.0 billion at December 31, 2007. The increase in total assets from year end 2007 resulted from an increase in other assets, primarily due to increased customer derivative activity, as well as moderate growth in the loan and securities portfolios.

LOANS

At March 31, 2008, loans represented 81% of Regions’ interest-earning assets. The following table presents the distribution by loan type of Regions’ loan portfolio, net of unearned income:

Table 1—Loan Portfolio

(In thousands, net of unearned income)	March 31 2008	December 31 2007	March 31 2007
Commercial	$21,721,738	$20,906,617	$24,188,205
Real estate—mortgage	40,553,066	39,343,128	34,505,573
Real estate—construction	12,866,630	14,025,491	14,357,801
Home equity	15,034,850	14,962,007	14,845,348
Indirect	3,961,782	3,938,113	4,050,317
Other consumer	2,247,365	2,203,491	2,221,016

	$96,385,431	$95,378,847	$94,168,260

Loans, net of unearned income, totaled $96.4 billion at March 31, 2008, an increase of $1.0 billion from year-end 2007 levels. Due to system conversion-related re-mapping of loan product types, first quarter 2008 loans, net of unearned income, reflect an approximate $722 million reclassification from real estate-construction to real estate- mortgage. During the first three months of 2008, growth occurred primarily in commercial loans.

Regions has approximately $100 million in book value of “sub-prime” loans retained from the disposition of EquiFirst, relatively unchanged from the year-end 2007 balance. The credit loss exposure related to these loans is addressed in management’s periodic determination of the allowance for credit losses.

RESIDENTIAL HOMEBUILDER PORTFOLIO

During late 2007, the residential homebuilder portfolio came under significant stress. In Table 1 “Loan Portfolio”, the majority of these loans is reported in the real estate—construction loan category, while a smaller portion is reported as real estate—mortgage loans. The residential homebuilder portfolio is geographically concentrated in Florida and Regions’ Central Region, mainly Atlanta, Georgia. Regions has realigned its organizational structure to enable some of the Company’s most experienced bankers to concentrate their efforts on management of this portfolio.

The following table details the portfolio breakout of the residential homebuilder portfolio:

Table 2—Residential Homebuilder Portfolio

(In thousands, net of unearned income)	March 31 2008	December 31 2007
Land	$2,093,181	$2,925,685
Residential—spec	1,874,700	1,893,567
Residential—presold	588,163	617,628
Lots	1,416,909	1,607,794
National homebuilders	258,211	160,505

	$6,231,164	$7,205,179

ALLOWANCE FOR CREDIT LOSSES

The allowance for credit losses (“allowance”) represents management’s estimate of credit losses inherent in the portfolio as of March 31, 2008. The allowance consists of two components: the allowance for loan losses and the reserve for unfunded credit commitments. Management’s assessment of the adequacy of the allowance is based on the combination of both of these components. Regions determines its allowance in accordance with regulatory guidance, Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan” (“FAS 114”) and Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (“FAS 5”). Binding unfunded credit commitments include items such as letters of credit, financial guarantees and binding unfunded loan commitments.

At March 31, 2008 and December 31, 2007, the allowance totaled approximately $1.4 billion. The allowance as a percentage of net loans was 1.49% at March 31, 2008 compared to 1.45% at year-end 2007. Net loan losses as a percentage of average loans (annualized) were 0.53% and 0.20% in the first three months of 2008 and 2007, respectively. The increase in the allowance was primarily driven by deterioration in the residential homebuilder portfolio and losses within the home equity portfolio, both of which are tied directly to the housing market slowdown. The reserve for unfunded credit commitments was $55.8 million at March 31, 2008 compared to $58.3 million at December 31, 2007. Details regarding the allowance and net charge-offs, including an analysis of activity from the previous year’s totals, are included in Table 3 “Allowance for Credit Losses”.

Factors considered by management in determining the adequacy of the allowance include, but are not limited to: (1) detailed reviews of individual loans; (2) historical and current trends in gross and net loan charge-offs for the various portfolio segments evaluated; (3) the level of the allowance in relation to total loans and to historical loss levels; (4) levels and trends in non-performing and past due loans; (5) collateral values of properties securing loans; (6) the composition of the loan portfolio, including unfunded credit commitments; and (7) management’s analysis of economic conditions.

Various departments, including Credit Review, Commercial and Consumer Credit Risk Management and Special Assets are involved in the credit risk management process to assess the accuracy of risk ratings, the quality of the portfolio and the estimation of inherent credit losses in the loan portfolio. This comprehensive process also assists in the prompt identification of problem credits.

For the majority of the loan portfolio, management uses information from its ongoing review processes to stratify the loan portfolio into pools sharing common risk characteristics. Loans that share common risk characteristics are assigned a portion of the allowance based on the assessment process described above. Credit exposures are categorized by type and assigned estimated amounts of inherent loss based on the processes described above.

Impaired loans are defined as commercial and commercial real estate loans (excluding leases) on non-accrual status. Impaired loans totaled approximately $899.5 million at March 31, 2008, compared to $660.4 million at December 31, 2007. The increase in impaired loans is consistent with the increase in non-performing loans, which is discussed in the “Non-Performing Assets” section of this report. All loans that management has identified as impaired, and that are greater than $2.5 million, are evaluated individually for purposes of determining appropriate allowances for credit losses. For these loans, Regions measures the level of impairment based on the present value of the estimated cash flows, the estimated value of the collateral or, if available, observable market prices. Specifically reviewed impaired loans totaled $521.3 million, and the allowance allocated to these loans totaled $83.2 million at March 31, 2008. This compared to $337.2 million of specifically reviewed impaired loans with allowance allocated to these loans of $58.7 million at December 31, 2007. While impaired loans increased, they are generally well-secured by real estate collateral.

Except for specific allowances on certain impaired loans, no portion of the resulting allowance is restricted to any individual credits or group of credits. The remaining allowance is available to absorb losses from any and all loans.

Management expects the allowance to vary over time due to changes in economic conditions, loan mix, management’s estimates or variations in other factors that may affect inherent losses.

Activity in the allowance for credit losses is summarized as follows:

Table 3—Allowance for Credit Losses

	Three months ended March 31
(In thousands)	2008	2007
Allowance for loan losses at January 1	$1,321,244	$1,055,953

Loans charged-off:
Commercial	54,142	16,460
Real estate—mortgage	22,466	8,562
Real estate—construction	14,167	7,648
Equity	23,926	12,223
Indirect	12,314	8,710
Other consumer	19,236	19,583

	146,251	73,186
Recoveries of loans previously charged-off:
Commercial	4,572	10,800
Real estate—mortgage	1,969	123
Real estate—construction	1,029	23
Equity	2,854	3,537
Indirect	3,933	4,294
Other consumer	6,136	8,387

	20,493	27,164
Net charge-offs:
Commercial	49,570	5,660
Real estate—mortgage	20,497	8,439
Real estate—construction	13,138	7,625
Equity	21,072	8,686
Indirect	8,381	4,416
Other consumer	13,100	11,196

	125,758	46,022
Allowance allocated to sold loans and loans transferred to loans held for sale	—	(853)
Provision for loan losses from continuing operations	181,000	47,000
Provision for loan losses from discontinued operations	—	182

Allowance for loan losses at March 31	$1,376,486	$1,056,260

Reserve for unfunded credit commitments at January 1	$58,254	$51,835
(Credit) provision for unfunded credit commitments	(2,469)	2,229

Reserve for unfunded credit commitments at March 31	$55,785	$54,064

Allowance for credit losses	$1,432,271	$1,110,324

Loans, net of unearned income, outstanding at end of period	$96,385,431	$94,168,260
Average loans, net of unearned income, outstanding for the period	$95,718,586	$94,338,760
Ratios:
Allowance for loan losses at end of period to loans, net of unearned income	1.43%	1.12%
Allowance for credit losses at end of period to loans, net of unearned income	1.49	1.18
Net charge-offs as percentage of:
Average loans, net of unearned income	0.53	0.20
Provision for loan losses	69.48	97.54
Allowance for credit losses	8.78	4.14

*	Exclusive of accruing loans 90 days past due

NON-PERFORMING ASSETS

Non-performing assets are summarized as follows:

Table 4—Non-Performing Assets

(Dollars in thousands)	March 31 2008	December 31 2007	March 31 2007
Non-accrual loans	$1,024,201	$743,589	$349,833
Foreclosed properties	180,228	120,465	72,658

Total non-performing assets*	$1,204,429	$864,054	$422,491

Non-performing assets* to loans, net of unearned income and foreclosed properties	1.25%	0.90%	0.45%
Accruing loans 90 days past due	$467,375	$356,685	$204,296

*	Exclusive of accruing loans 90 days past due

Non-accrual loans at March 31, 2008 increased $280.6 million from year-end 2007 levels. The increase was primarily driven by commercial and commercial real estate loans, including the residential homebuilder portfolio, due to the widespread decline in residential property values. Non-performing assets are expected to continue upward throughout the year as the strained economic climate continues.

Loans past due 90 days or more and still accruing increased $110.7 million from year-end 2007 levels, reflecting weaker economic conditions and general market deterioration. The increase was due primarily to increases in home equity and residential first mortgages, as well as commercial loans being managed by the Special Assets Department and in the process of collection.

At March 31, 2008 and December 31, 2007, Regions had approximately $203.7 million and $221.5 million, respectively, of potential problem commercial loans that were not included in non-accrual loans or in the accruing loans 90 days past due categories, but for which management had concerns as to the ability of such borrowers to comply with their present loan repayment terms.

SECURITIES

The following table details the carrying values of securities:

Table 5—Securities

(In thousands)	March 31 2008	December 31 2007	March 31 2007
U.S. Treasury securities	$837,046	$964,647	$404,771
Federal agency securities	1,936,070	3,329,656	3,736,314
Obligations of states and political subdivisions	760,482	732,367	767,570
Mortgage-backed securities	12,865,008	11,092,758	12,483,770
Other debt securities	38,186	45,108	221,558
Equity securities	1,379,258	1,204,473	793,075

	$17,816,050	$17,369,009	$18,407,058

Securities totaled $17.8 billion at March 31, 2008, an increase of approximately $447.0 million from year-end 2007 levels. Securities available for sale, which comprise nearly all of the securities portfolio, are an important tool used to manage interest rate sensitivity and provide a primary source of liquidity for the Company (see INTEREST RATE SENSITIVITY, Exposure to Interest Rate Movements and LIQUIDITY).

During the first quarter of 2008, Regions sold approximately $1.9 billion in available for sale agency debentures and U.S. treasury securities and recognized a gain of approximately $91.6 million. Proceeds from the sales were reinvested in mortgage-backed securities, agency debentures and U.S. treasury securities.

During 2007, Regions invested approximately $130 million in two open-end mutual funds managed by Morgan Keegan. Regions accounts for these investments using the equity method. At March 31, 2008, total assets of these funds were approximately $175.4 million. Regions’ investment in the funds was approximately $37.7 million at March 31, 2008 and is included in other assets. During the three months ended March 31, 2008, Regions recognized losses associated with these investments of approximately $24.5 million, which is included in other non-interest expense.

OTHER INTEREST-EARNING ASSETS

All other interest-earning assets increased approximately $450.6 million from year-end 2007 to March 31, 2008, primarily resulting from the increase in trading account assets and margin receivables.

MORTGAGE SERVICING RIGHTS

A summary of mortgage servicing rights is presented in Table 6. The balances shown represent the right to service mortgage loans that are owned by other investors and include the original amounts capitalized, less accumulated amortization and the valuation allowance. The carrying values of mortgage servicing rights are affected by various factors, including estimated prepayments of the underlying mortgages. A significant change in prepayments of mortgages in the servicing portfolio could result in significant changes in the valuation adjustments, thus creating potential volatility in the carrying amount of mortgage servicing rights. During the first three months of 2008 and 2007, the Company recorded $42.0 million and $1.0 million, respectively, of non-interest expense related to the impairment of mortgage servicing rights.

Table 6—Mortgage Servicing Rights

	Three months ended March 31
(In thousands)	2008	2007
Balance at beginning of year	$368,654	$416,217
Amounts capitalized	13,768	12,643
Amortization	(24,292)	(20,042)

	358,130	408,818
Valuation allowance	(89,346)	(41,596)

Balance at end of period	$268,784	$367,222

DEPOSITS

Regions competes with other banking and financial services companies for a share of the deposit market. Regions’ ability to compete in the deposit market depends heavily on the pricing of its deposits and how effectively the Company meets customers’ needs. Regions employs various means to meet those needs and enhance competitiveness, such as providing well-designed products, a high level of customer service, competitive pricing and expanding the traditional branch network to provide convenient branch locations for its customers. Regions also serves customers through providing centralized, high-quality telephone banking services and alternative product delivery channels such as internet banking.

The following table summarizes deposits by category:

Table 7—Deposits

(In thousands)	March 31 2008	December 31 2007	March 31 2007
Non-interest-bearing demand deposits	$18,182,582	$18,417,266	$19,942,928

Savings accounts	3,792,550	3,646,632	3,937,346
Interest-bearing transaction accounts	15,603,984	15,846,139	16,426,436
Money market accounts	18,649,389	18,934,309	19,222,697
Time deposits	29,463,183	29,298,845	31,266,699
Foreign deposits	3,495,721	8,631,777	4,540,542

Total interest-bearing deposits	71,004,827	76,357,702	75,393,720

	$89,187,409	$94,774,968	$95,336,648

Total deposits at March 31, 2008, decreased approximately $5.6 billion compared to year-end 2007 levels. The primary driver for the decrease was a shift out of foreign deposits (which Regions uses as a source of short-term wholesale funding) and into short-term borrowings to access the most cost-effective funding. Decreases in other deposit categories from December 31, 2007 were driven by commercial customers using their deposits to pay down debt. There was a slight increase in savings and time deposits, which was more than offset by the decreases in non-interest bearing demand, interest-bearing transaction and money market accounts. In the current economic environment, deposit growth is likely to remain an industry challenge throughout the remainder of the year.

SHORT-TERM BORROWINGS

The following is a summary of short-term borrowings:

Table 8—Short-Term Borrowings

(In thousands)	March 31 2008	December 31 2007	March 31 2007
Federal funds purchased	$4,194,460	$5,182,649	$4,150,664
Securities sold under agreements to repurchase	4,255,886	3,637,586	4,009,265
Term Auction Facility	4,943,500	—	—
Senior bank notes	1,350,000	—	250,000
Treasury, tax and loan notes	905,021	1,150,000	—
Federal Home Loan Bank advances	—	100,000	850,000
Brokerage customers liabilities	479,241	505,487	471,485
Short-sale liability	391,324	217,355	639,872
Other short-term borrowings	647,865	327,045	144,848

	$17,167,297	$11,120,122	$10,516,134

Federal funds purchased and securities sold under agreements to repurchase totaled $8.5 billion at March 31, 2008, compared to $8.8 billion at year-end 2007. The level of Federal funds purchased and securities sold under agreements to repurchase can fluctuate significantly on a day-to-day basis, depending on funding needs and which sources of funds are used to satisfy those needs. Short-term borrowings increased due to the shift away from using foreign deposits for funding purposes. Instead, the Company utilized short-term borrowings through participation in the Federal Reserve’s Term Auction Facility. In addition, short-term borrowings increased due to the issuance of approximately $1.4 billion of senior bank notes.

LONG-TERM BORROWINGS

Long-term borrowings are summarized as follows:

Table 9—Long-Term Borrowings

(In thousands)	March 31 2008	December 31 2007	March 31 2007
Federal Home Loan Bank structured advances	$1,740,563	$1,662,898	$2,054,994
Other Federal Home Loan Bank advances	3,618,987	2,119,318	284,028
6.375% subordinated notes due 2012	597,490	597,343	596,905
7.75% subordinated notes due 2011	531,233	533,912	543,302
7.00% subordinated notes due 2011	499,282	499,227	497,751
7.375% subordinated notes due 2037	300,000	300,000	—
6.45% subordinated notes due 2037 (Regions Bank)	497,199	497,191	—
4.85% subordinated notes due 2013 (Regions Bank)	488,208	487,696	486,203
5.20% subordinated notes due 2015 (Regions Bank)	344,713	344,523	343,966
6.45% subordinated notes due 2018 (Regions Bank)	—	321,657	322,843
6.50% subordinated notes due 2018 (Regions Bank)	—	311,439	312,324
6.125% subordinated notes due 2009	176,362	176,722	177,776
6.75% subordinated debentures due 2025	163,729	163,840	164,164
7.75% subordinated notes due 2024	100,000	100,000	100,000
Senior bank notes	—	—	701,446
4.375% senior notes due 2010	492,788	492,104	490,064
LIBOR floating rate senior notes due 2012	350,000	350,000	—
LIBOR floating rate senior notes due 2009	249,969	249,963	—
LIBOR floating rate senior debt notes due 2008	399,857	399,762	399,481
4.50% senior debt notes due 2008	349,817	349,694	349,331
6.625% junior subordinated notes	699,814	699,814	—
8.20% junior subordinated notes	—	—	225,561
Other long-term debt	525,869	545,298	521,035
Valuation adjustments on hedged long-term debt	231,345	122,389	21,943

	$12,357,225	11,324,790	$8,593,117

Long-term borrowings increased $1.0 billion since year-end 2007 due primarily to Federal Home Loan Bank (“FHLB”) advances of $1.6 billion. This increase in FHLB advances was offset by the redemption of approximately $630 million in subordinated notes during the first quarter of 2008, resulting in a $65.4 million loss on early extinguishment of debt (see Table 18 “Non-Interest Expense (Including Non-GAAP Reconciliation)”).

See Note 13 to the consolidated financial statements for information related to the April 25, 2008 issuance of $345 million of junior subordinated notes.

STOCKHOLDERS’ EQUITY

Stockholders’ equity was $20.0 billion at March 31, 2008, compared to $19.8 billion at December 31, 2007. During the first three months of 2008, net income added $336.7 million to stockholders’ equity, cash dividends declared reduced equity by $264.2 million, and accumulated other comprehensive income increased equity by $128.2 million.

Regions’ ratio of stockholders’ equity to total assets was 13.88% at March 31, 2008, compared to 14.05% at December 31, 2007. Regions’ ratio of tangible stockholders’ equity to tangible assets was 5.90% at March 31, 2008, compared to 5.88% at December 31, 2007.

At March 31, 2008, Regions had 23.1 million common shares available for repurchase through open market transactions under an existing share repurchase authorization. There were no treasury stock purchases during the first three months of 2008. The Company, like many other financial institutions, is in a capital conservation mode and does not expect to repurchase shares in the near term.

The Board of Directors declared a $0.38 cash dividend for the first quarter of 2008, compared to a $0.36 cash dividend declared for the first quarter of 2007 and $0.38 for fourth quarter 2007.

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

The banking regulatory agencies also have adopted regulations that supplement the risk-based guidelines to include a minimum ratio of 3% of Tier 1 Capital to average assets less excess purchase price (the “Leverage ratio”). Depending upon the risk profile of the institution and other factors, the regulatory agencies may require a Leverage ratio of 1% to 2% above the minimum 3% level.

The following chart summarizes the applicable bank regulatory capital requirements. Regions’ capital ratios at March 31, 2008, December 31, 2007 and March 31, 2007 substantially exceeded all regulatory requirements.

Table 10—Regulatory Capital Requirements

	March 31, 2008 Ratio	December 31, 2007 Ratio	March 31, 2007 Ratio	To Be Well Capitalized
Tier 1 Capital:
Regions Financial Corporation	7.30%	7.29%	7.96%	6.00%
Regions Bank	8.76	8.65	9.87	6.00

Total Capital:
Regions Financial Corporation	11.07%	11.25%	11.22%	10.00%
Regions Bank	11.33	11.20	11.81	10.00

Leverage:
Regions Financial Corporation	6.56%	6.66%	6.86%	5.00%
Regions Bank	7.94	7.94	8.57	5.00

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

In May 2007, Regions filed a shelf registration statement. The shelf allows for the issuance of an indeterminate amount of various debt and/or equity securities, and does not have a limit on the amount of securities that can be issued.

In addition, Regions Bank has the requisite agreements in place to issue and sell up to $3.15 billion of bank notes to institutional investors through placement agents as of March 31, 2008. The issuance of additional bank notes could provide a significant source of liquidity and funding to meet future needs.

Morgan Keegan maintains certain lines of credit with unaffiliated banks to manage liquidity in the ordinary course of business.

RATINGS

The table below reflects the most recent debt ratings of Regions Financial Corporation and Regions Bank by Standard & Poor’s Corporation, Moody’s Investors Service, Fitch IBCA and Dominion Bond Rating Service:

Table 11—Credit Ratings

	Standard & Poor’s	Moody’s	Fitch	Dominion
Regions Financial Corporation
Senior notes	A	A2	A+	AH
Subordinated notes	A-	A3	A	A
Junior subordinated notes	BBB+	A3	A	A

Regions Bank
Short-term certificates of deposit	A-1	P-1	F1	R-1M
Short-term debt	A-1	P-1	F1	R-1M
Long-term certificates of deposit	A+	A1	AA-	AAL
Long-term debt	A+	A1	A+	AAL
Subordinated debt	A	A2	A	AH

Table reflects ratings as of March 31, 2008.

A security rating is not a recommendation to buy, sell or hold securities, and the ratings above are subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating.

OPERATING RESULTS

For the first quarter of 2008, income from continuing operations totaled $336.7 million ($0.48 per diluted share), compared to $474.1 million ($0.65 per diluted share) for the same period in 2007. After-tax merger-related expenses of approximately $0.07 per diluted share were incurred in the first quarter of 2008, compared to $0.24 per diluted share in the first quarter of 2007. Excluding the impact of merger-related charges, earnings from continuing operations were $0.55 and $0.69 per diluted share for the first quarter of 2008 and 2007, respectively.

Annualized return on average stockholders’ equity for the first quarter of 2008 was 6.82% compared to 6.60% for the same period in 2007. Annualized return on average assets for the three months ended March 31, 2008 and 2007 was 0.95%.

Annualized return on average tangible stockholders’ equity was 17.84% for the three months ended March 31, 2008, compared to 16.29% for the same period in 2007. Excluding merger-related charges and the impact of discontinued operations, annualized return on average tangible stockholders’ equity was 20.33% for the three months ended March 31, 2008, compared to 24.96% for the same period in 2007.

The table below presents computations of earnings and certain other financial measures excluding discontinued operations and merger charges (“non-GAAP”). Merger charges are included in financial results presented in accordance with generally accepted accounting principles (“GAAP”). Regions believes the exclusion of merger charges in expressing earnings and certain other financial measures, including “earnings per share from continuing operations, excluding merger charges” and “return on average tangible equity, excluding discontinued operations and merger charges” provides a meaningful base for period-to-period and company-to-company comparisons, which management believes will assist investors in analyzing the operating results of the Company and predicting future performance. These non-GAAP financial measures are also used by management to assess the performance of Regions’ business, because management does not consider merger charges to be relevant to ongoing operating results. Management and the Board of Directors utilize these non-GAAP financial measures as follows:

•	Preparation of Regions’ operating budgets

•	Calculation of performance-based annual incentive bonuses for executives

•	Calculation of performance-based multi-year incentive bonuses for executives

•	Monthly financial performance reporting, including segment reporting

•	Monthly close-out “flash” reporting of consolidated results (management only)

•	Presentations to investors of Company performance

Regions believes that presenting these non-GAAP financial measures will permit investors to assess the performance of the Company on the same basis as that applied by management and the Board of Directors.

Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied and are not audited. To mitigate these limitations, Regions has policies in place to address expenses that qualify as merger charges and procedures in place to approve and segregate merger charges from other normal operating expenses to ensure that the Company’s operating results are properly reflected for period-to-period comparisons. Although these non-GAAP financial measures are frequently used by stakeholders in the evaluation of a company, they have limitations as analytical tools, and should not be considered in isolation, or as a substitute for analyses of results as reported under GAAP. In particular, a measure of earnings that excludes merger charges does not represent the amount that effectively accrues to stockholders’ equity (i.e., merger charges are a reduction to earnings and stockholders’ equity).

See table below for computations of earnings and certain other GAAP financial measures and the corresponding reconciliation to non-GAAP financial measures, which exclude discontinued operations and merger charges for the periods presented.

Table 12—GAAP to Non-GAAP Reconciliation

		Three Months Ended March 31
(In thousands, except per share data)		2008	2007
INCOME
Income from continuing operations (GAAP)		$336,710	$474,076
Loss from discontinued operations, net of tax (GAAP)		(42)	(141,095)

Net income (GAAP)	A	$336,668	$332,981

Income from continuing operations (GAAP)		$336,710	$474,076
Merger-related charges, pre-tax
Salaries and employee benefits		62,089	23,531
Net occupancy expense		1,399	3,830
Furniture and equipment expense		(144)	245
Other		12,254	21,387

Total merger-related charges, pre-tax		75,598	48,993
Merger-related charges, net of tax		46,871	30,376

Income excluding discontinued operations and merger charges (non-GAAP)	B	$383,581	$504,452

Weighted-average diluted shares	C	695,548	734,534
Earnings per share - diluted (GAAP)	A/C	$0.48	$0.45

Earnings per share, excluding discontinued operations and merger charges—diluted (non-GAAP)	B/C	$0.55	$0.69

RETURN ON AVERAGE TANGIBLE EQUITY
Average equity (GAAP)	D	$19,843,914	$20,452,731
Average intangible assets (GAAP)		$12,254,861	$12,165,061

Average tangible equity	E	$7,589,053	$8,287,670

Average equity, excluding discontinued operations	F	$19,843,914	$20,360,732
Average intangible assets, excluding discontinued operations		12,254,861	12,165,061

Average tangible equity, excluding discontinued operations	G	$7,589,053	$8,195,671

Return on average tangible equity*	A/E	17.84%	16.29%

Return on average tangible equity, excluding discontinued operations and merger charges (non-GAAP)*	B/G	20.33%	24.96%

*	Income statement amounts have been annualized in calculation.

NET INTEREST INCOME

The following table presents an analysis of net interest income/margin for the three months ended March 31 and includes discontinued operations:

Table 13—Consolidated Average Daily Balances and Yield/Rate Analysis Including Discontinued Operations

	Three Months Ended March 31
	2008			2007
(Dollars in thousands; yields on taxable-equivalent basis)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Interest-bearing deposits in other banks	$60,505	$616	4.10%	$80,520	$1,179	5.94%
Federal funds sold and securities purchased under agreements to resell	1,146,251	13,533	4.75	1,061,976	16,373	6.25
Trading account assets	1,648,477	14,551	3.55	1,475,097	15,911	4.37
Securities:
Taxable	16,565,408	200,117	4.86	17,748,027	224,319	5.13
Tax-exempt	727,662	14,863	8.22	763,297	16,786	8.92
Loans held for sale	620,722	8,998	5.83	3,427,285	67,196	7.95
Loans held for sale—divestitures	—	—	—	1,150,548	21,520	7.59
Margin receivables	582,299	6,783	4.68	554,896	9,610	7.02
Loans, net of unearned income(1)(2)	95,718,586	1,532,347	6.44	94,338,760	1,745,475	7.50

Total interest-earning assets	117,069,910	1,791,808	6.16	120,600,406	2,118,369	7.12
Allowance for loan losses	(1,332,583)			(1,061,769)
Cash and due from banks	2,746,249			3,010,446
Other non-earning assets	23,391,604			19,414,608

	$141,875,180			$141,963,691

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Savings accounts	$3,699,304	1,268	0.14	$3,905,299	2,964	0.31
Interest-bearing transaction accounts	15,620,128	46,525	1.20	16,113,504	83,343	2.10
Money market accounts	18,801,773	96,719	2.07	18,899,250	153,647	3.30
Time deposits	29,573,584	315,860	4.30	31,696,531	346,528	4.43
Foreign deposits	6,005,430	42,818	2.87	7,589,734	88,886	4.75
Interest-bearing deposits—divestitures	—	—	—	1,517,504	12,091	3.23

Total interest-bearing deposits	73,700,219	503,190	2.75	79,721,822	687,459	3.50
Federal funds purchased and securities sold under agreements to repurchase	8,753,109	67,940	3.12	8,174,934	96,303	4.78
Other short-term borrowings	5,389,754	45,068	3.36	2,213,107	24,358	4.46
Long-term borrowings	11,653,966	149,126	5.15	8,606,381	122,737	5.78

Total interest-bearing liabilities	99,497,048	765,324	3.09	98,716,244	930,857	3.82

Net interest spread			3.07			3.30

Non-interest-bearing deposits	17,602,501			19,694,403
Other liabilities	4,931,717			3,100,313
Stockholders’ equity	19,843,914			20,452,731

	$141,875,180			$141,963,691

Net interest income/margin on a taxable-equivalent basis(3)		$1,026,484	3.53%		$1,187,512	3.99%

Notes:

(1)	Loans, net of unearned income include non-accrual loans for all periods presented.
(2)	Interest income includes net loan fees of $9,614,000 and $21,428,000 for the quarters ended March 31, 2008 and 2007, respectively.
(3)	The computation of taxable-equivalent net interest income is based on the stautory federal income tax rate of 35%, adjusted for applicable state income taxes net of the related federal tax benefit.

For the first quarter of 2008, net interest income (taxable-equivalent basis) totaled $1.0 billion compared to $1.2 billion in the first quarter of 2007. The net interest margin (taxable-equivalent basis) was 3.53% in the first quarter of 2008, compared to 3.99% during the first quarter of 2007. The change in the net interest margin is attributable to the continued pressure of a negative shift in the funding mix given a lower level of low-cost deposits. The first quarter 2008 net interest margin was also negatively impacted by changes in the term structure of interest rates, as interest rates on loans are re-pricing downward ahead of funding costs. Rising non-performing asset levels and increases in the funding for purchases of bank-owned life insurance are also having an unfavorable effect on the margin.

MARKET RISK

Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, exchange rates, commodity prices, equity prices or the credit quality of debt securities.

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

Exposure to Interest Rate Movements—As of March 31, 2008, Regions was moderately asset sensitive in positioning to both gradual and instantaneous rate shifts of plus or minus 100 and 200 basis points. The following table demonstrates the estimated potential effect that gradual (over six months beginning at March 31, 2008) and instantaneous parallel interest rate shifts would have on Regions’ annual net interest income. Results of the same analysis for the comparable period for 2007 are presented for comparison purposes.

Table 14—Interest Rate Sensitivity

	Estimated Annual % Change in Net Interest Income March 31
Gradual Change in Interest Rates	2008	2007
+ 200 basis points	(1.2)%	1.1%
+ 100 basis points	(0.5)	0.6
- 100 basis points	(0.5)	(0.5)
- 200 basis points	(2.5)	(0.7)

	Estimated Annual % Change in Net Interest Income March 31
Instantaneous Change in Interest Rates	2008	2007
+ 200 basis points	(0.6)%	0.1%
+ 100 basis points	(0.1)	0.2
- 100 basis points	(1.6)	(0.5)
- 200 basis points	(5.3)	(0.8)

DERIVATIVES

Regions uses financial derivative instruments for management of interest rate sensitivity. The Asset and Liability Committee, in its oversight role for the management of interest rate sensitivity, approves the use of derivatives in balance sheet hedging strategies. The most common derivatives Regions employs are forward rate contracts, interest rate swaps, options on interest rate swaps, interest rate caps and floors, and forward sale commitments. Derivatives are also used to hedge the risks associated with customer derivatives, which include interest rate, credit and foreign exchange risks.

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

Regions has made use of interest rate swaps to convert a portion of its fixed-rate funding position to a variable-rate position and, in some cases, to effectively convert a portion of its variable-rate loan portfolio to fixed-rate. Regions also uses derivatives to manage interest rate and pricing risk associated with its mortgage origination business. In the period of time that elapses between the origination and sale of mortgage loans, changes in interest rates have the potential to cause a decline in the value of the loans in this held-for-sale portfolio. Futures contracts and forward sales commitments are used to protect the value of the loan pipeline and loans held for sale from changes in interest rates and pricing.

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

Regions also uses derivatives to meet the needs of its customers. Interest rate swaps, interest rate options and foreign exchange forwards are the most common derivatives sold to customers. Other derivative instruments with similar characteristics are used to hedge the market risk and minimize income statement volatility associated with this portfolio. Instruments used to service customers are held in the trading account, with changes in value recorded in the statements of income.

The primary objective of Regions’ hedging strategies is to mitigate the impact of interest rate changes, from an economic perspective, on net interest income and the net present value of its balance sheet. The overall effectiveness of these hedging strategies is subject to market conditions, the quality of Regions’ execution, the accuracy of its asset valuation assumptions, counterparty credit risk and changes in interest rates. As a result, Regions’ hedging strategies may be ineffective in mitigating the impact of interest rate changes on its earnings.

BROKERAGE AND MARKET MAKING ACTIVITY

Morgan Keegan’s business activities, including its securities inventory positions and securities held for investment, expose it to market risk.

Morgan Keegan trades for its own account in corporate and tax-exempt securities and U.S. Government agency and Government-sponsored securities. Most of these transactions are entered into to facilitate the execution of customers’ orders to buy or sell these securities. In addition, it trades certain equity securities in order to “make a market” in these securities. Morgan Keegan’s trading activities require the commitment of capital. All principal transactions place the subsidiary’s capital at risk. Profits and losses are dependent upon the skills of employees and market fluctuations. In order to mitigate the risks of carrying inventory and as part of other normal brokerage activities, Morgan Keegan assumes short positions on securities.

In the normal course of business, Morgan Keegan enters into underwriting and forward and future commitments. At March 31, 2008, the contract amounts were $10 million to purchase and $108 million to sell U.S. Government and municipal securities. Morgan Keegan typically settles its position by entering into equal but opposite contracts and, as such, the contract amounts do not necessarily represent future cash requirements. Settlement of the transactions relating to such commitments is not expected to have a material effect on Regions’ consolidated financial position. Transactions involving future settlement give rise to market risk, which represents the potential loss that can be caused by a change in the market value of a particular financial instrument. Regions’ exposure to market risk is determined by a number of factors, including the size, composition and diversification of positions held, the absolute and relative levels of interest rates, and market volatility.

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

Also, Morgan Keegan is subject to credit risk arising from non-performance by trading counterparties, customers and issuers of debt securities owned. This risk is managed by imposing and monitoring position limits, monitoring trading counterparties, reviewing security concentrations, holding and marking to market collateral, and conducting business through clearing organizations that guarantee performance. Morgan Keegan regularly participates in the trading of some derivative securities for its customers; however, this activity does not involve Morgan Keegan acquiring a position or commitment in these products, and this trading is not a significant portion of Morgan Keegan’s business.

To manage trading risks arising from interest rate and equity price risks, Regions uses a Value at Risk (“VAR”) model to measure the potential fair value the Company could lose on its trading positions given a specified statistical confidence level and time-to-liquidate time horizon. The end-of-period VAR was approximately $3.1 million as of March 31, 2008 and $1.8 million at December 31, 2007. Maximum daily VAR utilization during the first quarter of 2008 was $3.1 million and average daily VAR during the same period was $2.2 million.

PROVISION FOR LOAN LOSSES

The provision for loan losses is used to maintain the allowance for loan losses at a level that in management’s judgment is adequate to cover losses inherent in the portfolio at the balance sheet date. In the first quarter of 2008, the provision for loan losses from continuing operations was $181.0 million and net charge-offs were $125.8 million. In the same quarter of 2007, provision from continuing operations was $47.0 million, while net charge-offs were $46.0 million. Net charge-offs as a percent of average loans (annualized) was 0.53% for the first quarter of 2008 compared to 0.20% for the corresponding period in 2007. The increase in the loan loss provision for the quarter was primarily due to an increase in management’s estimate of losses inherent in its residential homebuilder and home equity portfolios, as well as generally weaker economic conditions in the broader economy. For further information on the allowance for loan losses and net charge-offs see Table 3 “Allowance for Credit Losses”.

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

The real estate mortgage portfolio includes various loan types. A large portion is owner-occupied loans to businesses for long-term financing of land and buildings. These loans are generally underwritten and managed in the commercial business line. Regions attempts to minimize risk on owner-occupied properties by requiring collateral values that exceed the loan amount, adequate cash flow to service the debt and, in many cases, the personal guarantees of the principals of the borrowers. Another large component of real estate mortgage loans is loans to real estate developers and investors for the financing of land or buildings, where the repayment is generated by the real estate property. Also included in this category are loans on one-to-four family residential properties, which are secured principally by single-family residences. Loans of this type are generally smaller in size and are geographically dispersed throughout Regions’ market areas, with some guaranteed by government agencies or private mortgage insurers. Equity loans and lines, while not included in this category, are similar in nature to one-to-four family loans, except that the majority of equity loans and lines are in a second lien position. Losses on the residential and equity line and loan portfolios depend, to a large degree, on the level of interest rates, the unemployment rate, economic conditions and collateral values, and thus are difficult to predict.

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

Loans within the indirect portfolio consist mainly of automobile, marine and recreational vehicle loans originated through third-party business relationships. Other consumer loans consist primarily of borrowings for home improvements, student loans, automobiles, overdrafts and other personal household purposes. Losses within this grouping vary according to the specific type of loan. Certain risks, such as a general slowing of the economy and changes in consumer demand, may impact future loss rates.

NON-INTEREST INCOME

The following tables present a summary of non-interest income from continuing operations:

Table 15—Non-Interest Income

	Three Months Ended March 31		% Change
(In thousands)	2008	2007
Service charges on deposit accounts	$271,613	$284,097	(4.39)%
Brokerage and investment banking	229,203	186,195	23.10
Trust department income	56,938	63,482	(10.31)
Mortgage income	45,620	37,021	23.23
Net securities gains	91,643	304	NM
Commercial credit fee income	54,300	20,574	163.93
Insurance commissions and fees	30,899	27,229	13.48
Other miscellaneous income	128,087	78,010	64.19

	$908,303	$696,912	30.33%

Total non-interest income increased in the first quarter of 2008 compared to the same period of 2007, benefiting from higher securities gains and the Visa IPO redemption gain, as well as increases in brokerage and investment banking, mortgage, commercial credit fees and insurance. Offsetting these increases were decreases in service charges on deposit accounts and trust income. Expanded discussion of changes in various categories of non-interest income are discussed below.

Service charges on deposit accounts—Service charges on deposit accounts decreased in the first quarter of 2008 by $12.5 million compared to the same period in 2007, reflecting an increase in NSF fee waivers following the merger-related conversions of deposit accounts during the fourth quarter of 2007. Additionally, during the first quarter of 2007, 52 branches were divested in connection with the AmSouth Bancorporation merger. Therefore, first quarter 2007 service charges included the impact from these branches for a partial quarter.

Brokerage and investment banking—Brokerage and investment banking income increased $43.0 million compared to the first quarter of 2007 despite market turmoil. The increase was due primarily to continued solid results at Morgan Keegan driven by strong fixed income and equity markets revenue. Morgan Keegan continues to benefit from Regions’ expanded customer base, primarily through the new offices opened in former AmSouth branches.

The following table details the components of revenue contributed by Morgan Keegan:

Table 16—Morgan Keegan

	Three Months Ended March 31
(In thousands)	2008	2007
Revenues:
Commissions	$67,801	$72,405
Principal transactions	70,045	37,597
Investment banking	55,010	36,750
Interest	29,454	40,031
Trust fees and services	54,085	56,121
Investment advisory	52,049	41,792
Other	10,423	17,303

Total revenues	338,867	301,999
Expenses:
Interest expense	15,470	23,983
Non-interest expense	274,355	206,108

Total expenses	289,825	230,091

Income before income taxes	49,042	71,908
Income taxes	18,069	26,367

Net income	$30,973	$45,541

The following table details the breakout of revenue by division contributed by Morgan Keegan:

Table 17—Morgan Keegan

Breakout of Revenue by Division

(Dollars in thousands)	Private Client	Fixed-Income Capital Markets	Equity Capital Markets	Regions MK Trust	Asset Management	Interest And Other
Three months ended March 31, 2008:
Gross revenue	$78,808	$89,452	$47,313	$54,081	$41,778	$27,435
Percent of gross revenue	23.3%	26.4%	14.0%	16.0%	12.3%	8.0%
Three months ended March 31, 2007:
Gross revenue	$96,072	$47,556	$17,891	$56,122	$44,474	$39,884
Percent of gross revenue	31.8%	15.8%	5.9%	18.6%	14.7%	13.2%

Trust income—Trust income for the first quarter of 2008 decreased $6.5 million compared to the same period of 2007, primarily due to lower overall asset valuations during the first quarter of 2008.

Mortgage income—For the first quarter of 2008, mortgage income increased $8.6 million, compared to the same period in 2007, primarily due to a one-time adjustment of $9.5 million related to the first quarter 2008 adoption of FAS 159 for mortgage loans held for sale.

Commercial credit fee income—Commercial credit fee income increased $33.7 million compared to the first quarter of 2007, driven by a surge in derivative transactions executed by customers in an effort to manage their interest rate volatility.

Insurance commission and fees—Insurance commissions and fees increased as a result of the acquisition of Barksdale Bonding and Insurance, Inc. that occurred during the first quarter of 2008 (see Note 2 “Business Combinations” to the consolidated financial statements).

Other miscellaneous income—In the first quarter of 2008, other non-interest income increased over the same period in 2007. This increase includes $62.8 million received from the redemption of a portion of the Company’s ownership interest in Visa’s IPO. First quarter 2007 other non-interest income includes a $22.3 million pre-tax gain on the sale of student loans.

NON-INTEREST EXPENSE

Table 18 “Non-Interest Expense (including Non-GAAP reconciliation)” presents a summary of non-interest expense from continuing operations, as well as a detail of merger charges included in non-interest expense. Regions incurred merger-related expenses during the first quarters of 2008 and 2007 in connection with the integration of Regions and AmSouth. For further expanded discussion of non-interest expense, refer to the discussion of each component following the table presented.

Table 18—Non-Interest Expense (including Non-GAAP reconciliation)

	Three Months Ended March 31						% Change Non-GAAP
	2008			2007
(In thousands)	GAAP	Less: Merger Charges	Non-GAAP	GAAP	Less: Merger Charges	Non-GAAP
Salaries and employee benefits	$643,487	$62,089	$581,398	$608,939	$23,531	$585,408	(0.69)%
Net occupancy expense	106,665	1,399	105,266	93,531	3,830	89,701	17.35
Furniture and equipment expense	79,236	(144)	79,380	72,809	245	72,564	9.39
Impairment of mortgage servicing rights, net	42,000	—	42,000	1,000	—	1,000	NM
Professional fees	35,430	3,035	32,395	23,743	6,638	17,105	89.38
Amortization of core deposit intangible	35,045	—	35,045	43,112	—	43,112	(18.71)
Loss on early extinguishment of debt	65,405	—	65,405	—	—	—	NM
Other	242,991	9,219	233,772	265,832	14,749	251,083	(6.89)

	$1,250,259	$75,598	$1,174,661	$1,108,966	$48,993	1,059,973	10.82%

Salaries and employee benefits—In the first quarter of 2008, salaries and employee benefits (excluding merger charges) declined slightly compared to the same period of 2007, as merit increases and less benefit from FAS 91 cost deferrals due to the adoption of FAS 159 were offset by reductions in headcount. As of March 31, 2008, Regions employed 32,143 associates compared to 35,515 at March 31, 2007.

Net occupancy expense—Net occupancy expense in the first quarter of 2008 increased compared to the corresponding year-earlier period due primarily to new branches opened during 2007.

Furniture and equipment expense—In the first quarter of 2008, furniture and equipment expense increased due to increased depreciation expense associated with fixed asset additions from new branches opened during 2007.

Other expenses—Other non-interest expense increased compared to the first quarter of 2007, impacted by a number of items. Included in other non-interest expense for the first quarter of 2008 is $42.0 million of mortgage servicing rights impairment, a $65.4 million loss on the early extinguishment of debt related to the redemption of subordinated notes and a $24.5 million write-down on the investment in two Morgan Keegan mutual funds. Other non-interest expenses benefited from the realization of merger cost saves of approximately $127 million and the recognition of a $28.4 million litigation expense reduction related to Visa’s IPO during the first quarter of 2008. Regions had recorded a $51.5 million expense for Visa litigation during the fourth quarter of 2007. First quarter 2007 other non-interest expense includes $17.4 million of investment write-downs.

INCOME TAXES

Regions’ first quarter 2008 provision for income taxes from continuing operations decreased $78.1 million compared to the same period in 2007, primarily due to decreased consolidated earnings. The effective tax rate from continuing operations for the first quarter of 2008 was 31.9% compared to 33.2% in the first quarter of 2007.

From time to time, Regions engages in business plans that may also have an effect on its tax liabilities. While Regions has obtained the opinion of advisors that the tax aspects of these strategies should prevail, examination of Regions’ income tax returns, changes in tax law and regulatory guidance may impact the tax benefits of these plans.

Periodically, Regions invests in pass-through investment vehicles that generate tax credits, principally low-income housing and non-conventional fuel source credits, which directly reduce Regions’ federal income tax liability. Congress has legislated these tax credit programs to encourage capital inflows to these investment vehicles. The amount of tax benefit recognized from these tax credits was $13.4 million in the first quarter of 2008 compared to $32.2 million in the first quarter of 2007. The decline in tax credits in 2008 compared to 2007 is due to the expiration of the Company’s non-conventional fuel source credits on December 31, 2007.

Regions has segregated a portion of its investment securities and intellectual property into separate legal entities in order to, among other business purposes, protect such intangible assets from inappropriate claims of Regions’ creditors, and to maximize the return on such assets by the professional and focused management thereof. Regions has recognized state tax benefits related to these legal entities of $11.1 million in the first quarter of 2008 compared to $10.7 million in the first quarter of 2007.

Management’s determination of the realization of deferred tax assets is based upon management’s judgment of various future events and uncertainties, including the timing, nature and amount of future income earned by certain subsidiaries and the implementation of various plans to maximize realization of deferred tax assets. Management believes that the subsidiaries will generate sufficient operating earnings to realize the deferred tax benefits. However, management does not believe that it is more-likely-than-not that all of its state net operating loss carryforwards will be realized. Accordingly, a valuation allowance has been established in the amount of $22.6 million against such benefits at March 31, 2008, compared to $17.2 million at March 31, 2007.

Regions and its subsidiaries file income tax returns in the United States (“U.S.”), as well as in various state jurisdictions. As the successor of acquired taxpayers, Regions is responsible for the resolution of audits from both federal and state taxing authorities. With few exceptions in certain state jurisdictions, the Company is no longer subject to U.S. federal or state and local income tax examinations by taxing authorities for years before 2000, which would include audits of acquired entities. The Internal Revenue Service (“IRS”) has commenced an examination of the Company’s U.S. federal income tax returns for 2000 through 2006, the fieldwork for which is anticipated to be completed by the end of the second quarter of 2008 for the latest taxable year currently under audit. As of March 31, 2008, the IRS and certain states have proposed various adjustments to the Company’s previously filed tax returns. Management is currently evaluating those proposed adjustments; however, the Company does not anticipate the adjustments would result in a material change to its financial position or results of operations.

During the third quarter of 2007 and first quarter of 2008, the Company made deposits with the IRS to stop the accrual of interest on all of its federal uncertain tax positions. In the first quarter of 2008, the Company settled a dispute with the IRS related to certain leveraged lease transactions. In addition, federal examinations for the 1998 and 1999 tax years were closed in the first quarter. As a result, the Company re-designated a portion of the deposits as an additional statutory payment of tax, and interest, to the IRS in the first quarter.

As of March 31, 2008 and December 31, 2007, the liability for gross unrecognized tax benefits was approximately $769.2 million and $746.3 million, respectively. Of the Company’s liability for gross unrecognized tax benefits as of March 31, 2008, approximately $719.0 million would reduce the Company’s effective tax rate, if recognized. As of March 31, 2008, the Company recognized a liability of approximately $266.7 million for interest, on a pre-tax basis.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Reference is made to pages 39 through 42 included in Management’s Discussion and Analysis.

Item 4.	Controls and Procedures

Based on an evaluation, as of the end of the period covered by this Form 10-Q, under the supervision and with the participation of Regions’ management, including its Chief Executive Officer, Chief Accounting Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer have concluded that Regions’ disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) are effective. Because the Chief Financial Officer joined Regions after March 31, 2008, the Chief Accounting Officer is providing an additional certification. As of the end of the period covered by this report, there have been no changes in Regions’ internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Regions’ internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

In late 2007 and early 2008, Regions and certain of its affiliates were named in class-action lawsuits filed in federal courts on behalf of investors who purchased shares of certain Regions Morgan Keegan Select Funds (the “Funds”) and shareholders of Regions. The complaints contain various allegations, including that the Funds and the defendants misrepresented or failed to disclose material facts relating to the activities of the Funds. No class has been certified and at this stage of the lawsuits, Regions cannot determine the probability of a material adverse result or reasonably estimate a range of potential exposures, if any. In addition, the Company has received requests for information from the SEC Staff regarding the matters subject to the litigation described above.

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

Information concerning Regions’ repurchases of its outstanding common stock during the three-month period ended March 31, 2008, is set forth in the following table:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - 31, 2008	—	—	—	23,072,300
February 1 - 29, 2008	—	—	—	23,072,300
March 1 - 31, 2008	—	—	—	23,072,300
Total	—	—	—	23,072,300

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

Item 6.	Exhibits

The following is a list of exhibits including items incorporated by reference

3.1	Restated Certificate of Incorporation filed as Exhibit 3.1 to Form 10-Q Quarterly Report filed by registrant on August 3, 2007, incorporated herein by reference

3.2	By-laws as restated filed as Exhibit 3.2 to Form 8-K Current Report filed by registrant on April 22, 2008, incorporated herein by reference

10.1	Amendment Seven to the Regions Financial Corporation Supplemental 401(K) Plan

10.2	Amendment Number Five to the AmSouth Bancorporation Supplemental Thrift Plan

10.3	Amendment Number Six to the AmSouth Bancorporation Supplemental Thrift Plan

10.4	Amendment Number Two to the AmSouth Bancorporation Supplemental Retirement Plan

10.5	Amendment to Regions Financial Corporation 2006 Long-Term Incentive Plan

12	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

99.1	Certification of Chief Accounting Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned thereunto duly authorized.

Regions Financial Corporation

DATE: May 7, 2008

/s/ HARDIE B. KIMBROUGH, JR.
Hardie B. Kimbrough, Jr.
Executive Vice President and Controller
(Chief Accounting Officer and Authorized Officer)