Form 10-Q
period 2008-06-30
REGIONS FINANCIAL CORP
filed 2008-08-07
CIK 1281761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

or

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

The number of shares outstanding of each of the issuer’s classes of common stock was 694,800,000 shares of common stock, par value $.01, outstanding as of July 31, 2008.

REGIONS FINANCIAL CORPORATION

FORM 10-Q

Forward-Looking Statements

This Quarterly Report on Form 10-Q, other periodic reports filed by Regions Financial Corporation (“Regions”) under the Securities Exchange Act of 1934, as amended, and any other written or oral statements made by or on behalf of Regions may include forward-looking statements. The Private Securities Litigation Reform Act of 1995 (“the Act”) provides a “safe harbor” for forward-looking statements which are identified as such and are accompanied by the identification of important factors that could cause actual results to differ materially from the forward-looking statements. For these statements, we, together with our subsidiaries, unless the context implies otherwise, claim the protection afforded by the safe harbor in the Act. Forward-looking statements are not based on historical information, but rather are related to future operations, strategies, financial results or other developments. Forward-looking statements are based on management’s expectations as well as certain assumptions and estimates made by, and information available to, management at the time the statements are made. Those statements are based on general assumptions and are subject to various risks, uncertainties and other factors that may cause actual results to differ materially from the views, beliefs and projections expressed in such statements. These risks, uncertainties and other factors include, but are not limited to, those described below:

•	Regions’ ability to manage fluctuations in the value of assets and liabilities and off-balance sheet exposure so as to maintain sufficient capital and liquidity to support Regions’ business.

•

Regions’ ability to achieve the earnings expectations related to businesses that have been acquired, including its merger with AmSouth Bancorporation (“AmSouth”), or that may be acquired in the future.

•	Regions’ ability to expand into new markets and to maintain profit margins in the face of competitive pressures.

•	Regions’ ability to keep pace with technological changes.

•	Regions’ ability to develop competitive new products and services in a timely manner and the acceptance of such products and services by Regions’ customers and potential customers.

•	Regions’ ability to effectively manage interest rate risk, market risk, credit risk, operational risk, legal risk, liquidity risk, and regulatory and compliance risk.

•	The current stresses in the financial and residential real estate markets, including possible continued deterioration in residential property values.

•	The cost and other effects of material contingencies, including litigation contingencies.

•	The effects of increased competition from both banks and non-banks.

•	Possible changes in interest rates may increase funding costs and reduce earning asset yields, thus reducing margins.

•	Possible changes in general economic and business conditions in the United States in general and in the communities Regions serves in particular.

•	Possible changes in the creditworthiness of customers and the possible impairment of collectibility of loans.

•	The effects of geopolitical instability and risks such as terrorist attacks.

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

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)	June 30 2008	December 31 2007	June 30 2007
Assets
Cash and due from banks	$3,160,519	$3,720,365	$2,796,196
Interest-bearing deposits in other banks	46,257	31,706	73,963
Federal funds sold and securities purchased under agreements to resell	977,579	1,177,170	1,158,771
Trading account assets	1,454,502	907,300	1,606,130
Securities available for sale	17,724,907	17,318,074	17,414,407
Securities held to maturity	48,244	50,935	44,452
Loans held for sale (includes $621,784 measured at fair value at June 30, 2008)	677,098	720,924	1,596,425
Margin receivables	533,635	504,614	590,811
Loans, net of unearned income	98,266,579	95,378,847	94,014,488
Allowance for loan losses	(1,471,524)	(1,321,244)	(1,061,873)

Net loans	96,795,055	94,057,603	92,952,615
Premises and equipment, net	2,726,249	2,610,851	2,422,256
Interest receivable	510,895	615,711	626,514
Goodwill	11,515,095	11,491,673	11,243,287
Mortgage servicing rights	271,392	321,308	400,056
Other identifiable intangible assets	693,423	759,832	809,827
Other assets	7,301,445	6,753,651	3,886,762

Total assets	$144,436,295	$141,041,717	$137,622,472

Liabilities and Stockholders’ Equity
Deposits:
Non-interest-bearing	$18,334,239	$18,417,266	$19,136,419
Interest-bearing	71,569,410	76,357,702	75,919,972

Total deposits	89,903,649	94,774,968	95,056,391
Borrowed funds:
Short-term borrowings:
Federal funds purchased and securities sold under agreements to repurchase	8,663,628	8,820,235	8,207,250
Other short-term borrowings	8,926,603	2,299,887	1,882,114

Total short-term borrowings	17,590,231	11,120,122	10,089,364
Long-term borrowings	13,318,656	11,324,790	9,287,926

Total borrowed funds	30,908,887	22,444,912	19,377,290
Other liabilities	3,915,265	3,998,808	3,492,404

Total liabilities	124,727,801	121,218,688	117,926,085
Stockholders’ equity:
Common stock, par value $.01 per share:
Authorized 1,500,000,000 shares
Issued including treasury stock—735,783,594; 734,689,800 and 734,358,539 shares, respectively	7,358	7,347	7,344
Additional paid-in capital	16,588,382	16,544,651	16,500,425
Retained earnings	4,436,660	4,439,505	4,489,078
Treasury stock, at cost—41,054,113; 41,054,113 and 29,960,879 shares, respectively	(1,370,761)	(1,370,761)	(1,063,779)
Accumulated other comprehensive income (loss), net	46,855	202,287	(236,681)

Total stockholders’ equity	19,708,494	19,823,029	19,696,387

Total liabilities and stockholders’ equity	$144,436,295	$141,041,717	$137,622,472

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30		Six Months Ended June 30
(In thousands, except per share data)	2008	2007	2008	2007
Interest income on:
Loans, including fees	$1,374,705	$1,734,278	$2,903,588	$3,507,682
Securities:
Taxable	208,134	218,123	408,251	442,442
Tax-exempt	9,952	10,831	19,673	21,879

Total securities	218,086	228,954	427,924	464,321
Loans held for sale	9,598	21,363	18,596	69,705
Federal funds sold and securities purchased under agreements to resell	10,202	17,162	23,735	33,535
Trading account assets	12,362	15,785	26,515	31,405
Margin receivables	5,541	9,289	12,324	18,899
Time deposits in other banks	168	649	784	1,828

Total interest income	1,630,662	2,027,480	3,413,466	4,127,375
Interest expense on:
Deposits	422,151	677,239	925,341	1,364,698
Short-term borrowings	85,294	116,637	198,302	237,298
Long-term borrowings	143,509	128,269	292,635	251,006

Total interest expense	650,954	922,145	1,416,278	1,853,002

Net interest income	979,708	1,105,335	1,997,188	2,274,373
Provision for loan losses	309,000	60,000	490,000	107,000

Net interest income after provision for loan losses	670,708	1,045,335	1,507,188	2,167,373
Non-interest income:
Service charges on deposit accounts	294,182	297,638	565,795	581,735
Brokerage and investment banking	256,863	207,372	486,066	393,567
Trust department income	58,537	64,590	115,475	128,072
Mortgage income	24,926	40,830	70,546	77,851
Securities (losses) gains, net	(28)	(32,806)	91,615	(32,502)
Other	108,740	119,177	322,026	244,990

Total non-interest income	743,220	696,801	1,651,523	1,393,713
Non-interest expense:
Salaries and employee benefits	598,844	602,646	1,242,331	1,211,585
Net occupancy expense	111,457	93,175	218,122	186,706
Furniture and equipment expense	85,122	74,048	164,358	146,857
Recapture of mortgage servicing rights	(67,000)	(38,000)	(25,000)	(37,000)
Other	411,951	325,866	790,822	658,553

Total non-interest expense	1,140,374	1,057,735	2,390,633	2,166,701

Income from continuing operations before income taxes	273,554	684,401	768,078	1,394,385
Income taxes	66,908	230,669	224,722	466,577

Income from continuing operations	206,646	453,732	543,356	927,808

Discontinued operations (Note 11):
Loss from discontinued operations before income taxes	(406)	(682)	(473)	(216,500)
Income tax benefit	(153)	(259)	(178)	(74,982)

Loss from discontinued operations, net of tax	(253)	(423)	(295)	(141,518)

Net income	$206,393	$453,309	$543,061	$786,290

Weighted-average number of shares outstanding:
Basic	695,978	709,332	695,538	718,073
Diluted	696,346	715,564	695,947	724,997
Earnings per share from continuing operations(1):
Basic	$0.30	$0.64	$0.78	$1.29
Diluted	0.30	0.63	0.78	1.28
Earnings per share from discontinued operations(1):
Basic	—	—	—	(0.20)
Diluted	—	—	—	(0.20)
Earnings per share(1):
Basic	0.30	0.64	0.78	1.10
Diluted	0.30	0.63	0.78	1.08
Cash dividends declared per share	0.38	0.36	0.76	0.72

(1)	Certain per share amounts may not appear to reconcile due to rounding.

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock, At Cost	Accumulated Other Comprehensive Income (Loss)	Total
(In thousands, except share and per share data)	Shares	Amount

BALANCE AT JANUARY 1, 2007	730,076	$7,303	$16,339,726	$4,493,245	$(7,548)	$(131,272)	$20,701,454
Cumulative effect of changes in accounting principles due to adoption of FIN 48 and FSP 13-2	—	—	—	(269,403)	—	—	(269,403)
Comprehensive income:
Net income	—	—	—	786,290	—	—	786,290
Net change in unrealized gains and losses on securities available for sale, net of tax and reclassification adjustment*	—	—	—	—	—	(77,467)	(77,467)
Net change in unrealized gains and losses on derivative instruments, net of tax and reclassification adjustment*	—	—	—	—	—	(30,225)	(30,225)
Net change from defined benefit pension plans, net of tax*	—	—	—	—	—	2,283	2,283

Comprehensive income							680,881
Cash dividends declared—$0.72 per share	—	—	—	(521,054)	—	—	(521,054)
Purchase of treasury stock	(29,761)	—	—	—	(1,056,231)	—	(1,056,231)
Common stock transactions:
Stock issued to employees under incentive plans, net	1,000	10	(10,017)	—	—	—	(10,007)
Stock options exercised, net	3,083	31	131,607	—	—	—	131,638
Amortization of unearned restricted stock	—	—	39,109	—	—	—	39,109

BALANCE AT JUNE 30, 2007	704,398	$7,344	$16,500,425	$4,489,078	$(1,063,779)	$(236,681)	$19,696,387

BALANCE AT JANUARY 1, 2008	693,636	$7,347	$16,544,651	$4,439,505	$(1,370,761)	$202,287	$19,823,029
Cumulative effect of changes in accounting principles due to adoption of EITF 06-4, EITF 06-10 and FAS 158 (see Note 12)	—	—	—	(17,246)	—	—	(17,246)
Comprehensive income:
Net income	—	—	—	543,061	—	—	543,061
Net change in unrealized gains and losses on securities available for sale, net of tax and reclassification adjustment*	—	—	—	—	—	(129,708)	(129,708)
Net change in unrealized gains and losses on derivative instruments, net of tax and reclassification adjustment*	—	—	—	—	—	(26,532)	(26,532)
Net change from defined benefit pension plans, net of tax*	—	—	—	—	—	808	808

Comprehensive income							387,629
Cash dividends declared—$0.76 per share	—	—	—	(528,660)	—	—	(528,660)
Common stock transactions:
Stock issued to employees under incentive plans, net	979	10	(2,439)	—	—	—	(2,429)
Stock options exercised, net	114	1	19,343	—	—	—	19,344
Amortization of unearned restricted stock	—	—	26,827	—	—	—	26,827

BALANCE AT JUNE 30, 2008	694,729	$7,358	$16,588,382	$4,436,660	$(1,370,761)	$46,855	$19,708,494

*	See disclosure of reclassification adjustment amount and tax effect, as applicable, in Note 3 to the consolidated financial statements.

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30
(In thousands)	2008	2007

Operating activities:
Net income	$543,061	$786,290
Adjustments to reconcile net cash provided by operating activities:
Provision for loan losses	490,000	107,000
Depreciation and amortization of premises and equipment	135,834	130,125
Recapture of impairment of mortgage servicing rights	(25,000)	(37,000)
Provision for losses on other real estate, net	21,727	1,850
Net accretion of securities	(7,793)	(13,265)
Net amortization of loans and other assets	82,005	134,459
Net accretion of deposits and borrowings	(7,864)	(22,516)
Net securities (gains) losses	(91,615)	32,502
Net loss on sale of premises and equipment	1,622	599
Loss on early extinguishment of debt	65,405	—
Deferred income tax benefit	(23,070)	(193,913)
Excess tax benefits from share-based payments	(618)	(2,501)
Originations and purchases of loans held for sale	(3,151,134)	(5,135,010)
Proceeds from sales of loans held for sale	3,222,021	7,476,290
(Gain) loss on sale of loans, net	(27,061)	126,861
Loss from sale of mortgage servicing rights	14,857	—
Increase in trading account assets	(547,202)	(163,136)
Increase in margin receivables	(29,021)	(20,748)
Decrease in interest receivable	104,816	34,096
(Increase) decrease in other assets	(806,650)	49,034
(Decrease) increase in other liabilities	(69,354)	685,590
Other	24,398	26,274

Net cash (used in) provided by operating activities	(80,636)	4,002,881
Investing activities:
Proceeds from sale of securities available for sale	2,010,474	1,008,231
Proceeds from maturity of:
Securities available for sale	1,693,501	1,130,824
Securities held to maturity	3,728	2,790
Purchases of:
Securities available for sale	(4,111,395)	(1,178,415)
Securities held to maturity	(1,036)	(257)
Proceeds from sales of loans	315,976	958,722
Proceeds from sales of mortgage servicing rights	43,763	—
Net (increase) decrease in loans	(3,458,229)	70,973
Net purchase of premises and equipment	(252,854)	(165,298)
Net cash received from disposition of business	—	5,700

Net cash (used in) provided by investing activities	(3,756,072)	1,833,270
Financing activities:
Net decrease in deposits	(4,866,833)	(6,149,063)
Net increase in short-term borrowings	6,470,109	422,293
Proceeds from long-term borrowings	4,205,130	1,967,821
Payments on long-term borrowings	(2,207,886)	(1,322,544)
Cash dividends	(528,660)	(521,054)
Purchase of treasury stock	—	(1,056,231)
Proceeds from exercise of stock options	19,344	131,638
Excess tax benefits from share-based payments	618	2,501

Net cash provided by (used in) financing activities	3,091,822	(6,524,639)

Decrease in cash and cash equivalents	(744,886)	(688,488)
Cash and cash equivalents at beginning of year	4,929,241	4,717,418

Cash and cash equivalents at end of period	$4,184,355	$4,028,930

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Three and Six Months Ended June 30, 2008 and 2007

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

NOTE 2—Earnings per Share

The following table sets forth the computation of basic earnings per share and diluted earnings per share:

	Three Months Ended June 30		Six Months Ended June 30
(In thousands, except per share amounts)	2008	2007	2008	2007
Numerator:
For earnings per share—basic and diluted
Income from continuing operations	$206,646	$453,732	$543,356	$927,808
Loss from discontinued operations, net of tax	(253)	(423)	(295)	(141,518)

Net income	$206,393	$453,309	$543,061	$786,290

Denominator:
For earnings per share—basic Weighted-average shares outstanding	695,978	709,322	695,538	718,073
Effect of dilutive securities:
Common stock equivalents	368	6,242	409	6,924

For earnings per share—diluted	696,346	715,564	695,947	724,997

Earnings per share from continuing operations(1):
Basic	$0.30	$0.64	$0.78	$1.29
Diluted	0.30	0.63	0.78	1.28
Earnings per share from discontinued operations(1):
Basic	—	—	—	(0.20)
Diluted	—	—	—	(0.20)
Earnings per share(1):
Basic	0.30	0.64	0.78	1.10
Diluted	0.30	0.63	0.78	1.08

(1)	Certain per share amounts may not appear to reconcile due to rounding.

The effect from the assumed exercise of 54,191,000 and 6,617,000 stock options for the three months ended and 54,174,000 and 1,733,000 stock options for the six months ended June 30, 2008 and 2007, respectively, was not included in the above computations of diluted earnings per share because such amounts would have had an antidilutive effect on earnings per share.

NOTE 3—Comprehensive Income

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

The disclosure of the reclassification amount is as follows:

	Three Months Ended June 30, 2008
(In thousands)	Before Tax	Tax Effect	Net of Tax
Net income	$273,148	$(66,755)	$206,393
Net unrealized holding gains and losses on securities available for sale arising during the period	(245,145)	91,316	(153,829)
Less: reclassification adjustments for net securities losses realized in net income	(28)	10	(18)

Net change in unrealized gains and losses on securities available for sale	(245,117)	91,306	(153,811)
Net unrealized holding gains and losses on derivatives arising during the period	(186,004)	71,490	(114,514)
Less: reclassification adjustments for net gains realized in net income	24,762	(8,667)	16,095

Net change in unrealized gains and losses on derivative instruments	(210,766)	80,157	(130,609)
Net actuarial gains and losses arising during the period	2,888	(1,605)	1,283
Less: amortization of actuarial loss and prior service credit realized in net income	702	(245)	457

Net change from defined benefit plans	2,186	(1,360)	826

Comprehensive income	$(180,549)	$103,348	$(77,201)

	Three Months Ended June 30, 2007
(In thousands)	Before Tax	Tax Effect	Net of Tax
Net income	$683,719	$(230,410)	$453,309
Net unrealized holding gains and losses on securities available for sale arising during the period	(220,715)	80,057	(140,658)
Less: reclassification adjustments for net securities losses realized in net income	(32,806)	11,482	(21,324)

Net change in unrealized gains and losses on securities available for sale	(187,909)	68,575	(119,334)
Net unrealized holding gains and losses on derivatives arising during the period	(79,024)	28,827	(50,197)
Less: reclassification adjustments for net gains realized in net income	7,395	(2,588)	4,807

Net change in unrealized gains and losses on derivative instruments	(86,419)	31,415	(55,004)
Net actuarial gains and losses arising during the period	1,200	(1,346)	(146)
Less: amortization of actuarial loss and prior service credit realized in net income	1,796	(628)	1,168

Net change from defined benefit plans	(596)	(718)	(1,314)

Comprehensive income	$408,795	$(131,138)	$277,657

	Six Months Ended June 30, 2008
(In thousands)	Before Tax	Tax Effect	Net of Tax
Net income	$767,605	$(224,544)	$543,061
Net unrealized holding gains and losses on securities available for sale arising during the period	(117,833)	47,675	(70,158)
Less: reclassification adjustments for net securities gains realized in net income	91,615	(32,065)	59,550

Net change in unrealized gains and losses on securities available for sale	(209,448)	79,740	(129,708)
Net unrealized holding gains and losses on derivatives arising during the period	(5,315)	3,163	(2,152)
Less: reclassification adjustments for net gains realized in net income	37,509	(13,129)	24,380

Net change in unrealized gains and losses on derivative instruments	(42,824)	16,292	(26,532)
Net actuarial gains and losses arising during the period	3,575	(1,845)	1,730
Less: amortization of actuarial loss and prior service credit realized in net income	1,418	(496)	922

Net change from defined benefit plans	2,157	(1,349)	808

Comprehensive income	$517,490	$(129,861)	$387,629

	Six Months Ended June 30, 2007
(In thousands)	Before Tax	Tax Effect	Net of Tax
Net income	$1,177,885	$(391,595)	$786,290
Net unrealized holding gains and losses on securities available for sale arising during the period	(154,279)	55,686	(98,593)
Less: reclassification adjustments for net securities losses realized in net income	(32,502)	11,376	(21,126)

Net change in unrealized gains and losses on securities available for sale	(121,777)	44,310	(77,467)
Net unrealized holding gains and losses on derivatives arising during the period	(43,852)	18,630	(25,222)
Less: reclassification adjustments for net gains realized in net income	7,696	(2,693)	5,003

Net change in unrealized gains and losses on derivative instruments	(51,548)	21,323	(30,225)
Net actuarial gains and losses arising during the period	7,001	(2,383)	4,618
Less: amortization of actuarial loss and prior service credit realized in net income	3,592	(1,257)	2,335

Net change from defined benefit plans	3,409	(1,126)	2,283

Comprehensive income	$1,007,969	$(327,088)	$680,881

NOTE 4—Pension and Other Postretirement Benefits

Net periodic pension and other postretirement benefits cost (benefit) included the following components for the three months ended June 30:

	Pension		Other Postretirement Benefits
(In thousands)	2008	2007	2008	2007
Service cost	$10,156	$9,942	$103	$235
Interest cost	22,151	20,444	684	766
Expected return on plan assets	(29,613)	(27,749)	(48)	(68)
Amortization of prior service cost (credit)	1,040	(66)	(183)	(104)
Amortization of actuarial loss	29	1,862	—	12
Curtailment gains	(4,383)	—	—	—

	$(620)	$4,433	$556	$841

Net periodic pension and other postretirement benefits cost included the following components for the six months ended June 30:

	Pension		Other Postretirement Benefits
(In thousands)	2008	2007	2008	2007
Service cost	$20,313	$20,584	$206	$469
Interest cost	44,048	40,704	1,369	1,531
Expected return on plan assets	(59,227)	(54,474)	(96)	(135)
Amortization of prior service cost (credit)	1,728	(133)	(367)	(208)
Amortization of actuarial loss	57	3,725	—	24
Settlement charge	—	2,300	—	—
Curtailment gains	(4,383)	(7,052)	—	—

	$2,536	$5,654	$1,112	$1,681

The curtailment gains recognized during the second quarter of 2008 and the first six months of 2007 resulted from merger-related employment terminations. The settlement charge during the first six months of 2007 relates to the settlement of a liability under the Regions supplemental executive retirement plan for a certain executive officer.

NOTE 5—Share-Based Payments

Regions has long-term incentive compensation plans that permit the granting of incentive awards in the form of stock options, restricted stock and stock appreciation rights. The terms of all awards issued under these plans are determined by the Compensation Committee of the Board of Directors, but no options may be granted after the tenth anniversary of the plans’ adoption. Options and restricted stock usually vest based on employee service, generally within three years from the date of the grant. The contractual life of options granted under these plans ranges from seven to ten years from the date of grant. Upon adoption of a new long-term incentive plan in 2006, Regions amended all other open stock and long-term incentive plans, such that no new awards may be granted under those plans subsequent to the amendment date. The outstanding awards were unaffected by this plan amendment. Additionally, in connection with the AmSouth Bancorporation (“AmSouth”) merger, Regions assumed AmSouth’s long-term incentive plans. Refer to Regions’ Annual Report on Form 10-K for the year ended December 31, 2007 for further disclosures related to share-based payments issued by Regions.

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

	June 30
	2008		2007
Expected dividend yield	6.94%		4.10%
Expected volatility	26.40%		19.50%
Risk-free interest rate	2.90%		4.52%
Expected option life	5.8	yrs.	4.0	yrs
Fair value	$2.47		$4.82

The following table details the activity during the first six months of 2008 and 2007 related to stock options:

	For the Six Months Ended June 30
	2008		2007
	Number of Options	Wtd. Avg. Exercise Price	Number of Options	Wtd. Avg. Exercise Price
Outstanding at beginning of period	48,044,207	$29.71	48,805,147	$28.97
Granted	9,672,751	21.87	4,870,093	35.10
Exercised	(90,801)	17.94	(3,326,419)	27.22
Forfeited or cancelled	(3,025,808)	29.77	(793,077)	28.96

Outstanding at end of period	54,600,349	$28.34	49,555,744	$29.69

Exercisable at end of period	42,363,726	$29.34	44,193,431	$29.04

The following table details the activity during the first six months of 2008 and 2007 related to restricted shares awarded by Regions:

	For the Six Months Ended June 30
	2008		2007
	Shares	Wtd. Avg. Grant Date Fair Value	Shares	Wtd. Avg. Grant Date Fair Value
Non-vested at beginning of period	3,651,054	$32.60	3,290,589	$33.34
Granted	1,543,144	22.00	1,511,596	35.57
Vested	(397,971)	33.17	(905,743)	31.71
Forfeited	(242,468)	32.16	(232,362)	34.84

Non-vested at end of period	4,553,759	$28.98	3,664,080	$34.57

NOTE 6—Business Segment Information

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

In addition to General Banking/Treasury, Regions has designated as distinct reportable segments the activity of its Investment Banking/Brokerage/Trust and Insurance divisions. Investment Banking/Brokerage/Trust includes trust activities and all brokerage and investment activities associated with Morgan Keegan. Insurance includes all business associated with commercial insurance and credit life products sold to consumer customers. The reportable segment designated “Other” primarily includes merger charges and the parent company.

The accounting policies used by each reportable segment are the same as those discussed in Note 1 to the consolidated financial statements included in the 2007 Annual Report on Form 10-K. Additionally, certain information that was previously reported in the Other segment has been moved to the General Banking/Treasury segment to better reflect the functions and the management of the General Banking/Treasury segment. Prior period information has been restated to reflect the current period classifications. The following tables present financial information for each reportable segment for the period indicated.

(In thousands)	General Banking/ Treasury	Investment Banking/ Brokerage/ Trust	Insurance	Other
Three months ended June 30, 2008
Net interest income	$1,011,109	$15,499	$1,079	$(47,979)
Provision for loan losses	309,000	—	—	—
Non-interest income	400,431	312,142	27,675	2,972
Non-interest expense	712,114	266,937	22,652	138,671
Income taxes (benefit)	112,150	22,463	2,093	(69,798)

Net income (loss)	$278,276	$38,241	$4,009	$(113,880)

Average assets	$112,803,335	$3,740,037	$311,671	$25,705,586

(In thousands)	Total Continuing Operations	Discontinued Operations (EquiFirst)	Total Company
Net interest income	$979,708	$—	$979,708
Provision for loan losses	309,000	—	309,000
Non-interest income	743,220	—	743,220
Non-interest expense	1,140,374	406	1,140,780
Income taxes (benefit)	66,908	(153)	66,755

Net income (loss)	$206,646	$(253)	$206,393

Average assets	$142,560,629	$—	$142,560,629

(In thousands)	General Banking/ Treasury	Investment Banking/ Brokerage/ Trust	Insurance	Other
Three months ended June 30, 2007
Net interest income	$1,138,667	$14,774	$1,557	$(49,663)
Provision for loan losses	60,000	—	—	—
Non-interest income	371,504	289,014	25,908	10,375
Non-interest expense	722,609	225,074	20,467	89,585
Income taxes (benefit)	248,680	28,603	2,357	(48,971)

Net income (loss)	$478,882	$50,111	$4,641	$(79,902)

Average assets	$109,091,365	$3,815,357	$269,189	$24,362,681

(In thousands)	Total Continuing Operations	Discontinued Operations (EquiFirst)	Total Company
Net interest income	$1,105,335	$—	$1,105,335
Provision for loan losses	60,000	—	60,000
Non-interest income	696,801	—	696,801
Non-interest expense	1,057,735	682	1,058,417
Income taxes (benefit)	230,669	(259)	230,410

Net income (loss)	$453,732	$(423)	$453,309

Average assets	$137,538,592	$—	$137,538,592

(In thousands)	General Banking/ Treasury	Investment Banking/ Brokerage/ Trust	Insurance	Other
Six months ended June 30, 2008
Net interest income	$2,065,111	$29,483	$2,017	$(99,423)
Provision for loan losses	490,000	—	—	—
Non-interest income	977,197	621,937	59,445	(7,056)
Non-interest expense	1,584,537	541,674	45,559	218,863
Income taxes (benefit)	303,173	40,532	4,647	(123,630)

Net income (loss)	$664,598	$69,214	$11,256	$(201,712)

Average assets	$112,624,341	$3,739,520	$319,779	$25,534,264

(In thousands)	Total Continuing Operations	Discontinued Operations (EquiFirst)	Total Company
Net interest income	$1,997,188	$—	$1,997,188
Provision for loan losses	490,000	—	490,000
Non-interest income	1,651,523	—	1,651,523
Non-interest expense	2,390,633	473	2,391,106
Income taxes (benefit)	224,722	(178)	224,544

Net income (loss)	$543,356	$(295)	$543,061

Average assets	$142,217,904	$—	$142,217,904

(In thousands)	General Banking/ Treasury	Investment Banking/ Brokerage/ Trust	Insurance	Other
Six months ended June 30, 2007
Net interest income	$2,335,624	$30,822	$2,851	$(94,924)
Provision for loan losses	107,000	—	—	—
Non-interest income	775,717	550,982	53,979	13,035
Non-interest expense	1,525,853	431,182	40,500	169,166
Income taxes (benefit)	501,197	54,970	5,811	(95,401)

Net income (loss)	$977,291	$95,652	$10,519	$(155,654)

Average assets	$110,230,076	$3,766,271	$263,449	$24,510,986

(In thousands)	Total Continuing Operations	Discontinued Operations (EquiFirst)	Total Company
Net interest income	$2,274,373	$11,967	$2,286,340
Provision for loan losses	107,000	182	107,182
Non-interest income	1,393,713	(176,681)	1,217,032
Non-interest expense	2,166,701	51,604	2,218,305
Income taxes (benefit)	466,577	(74,982)	391,595

Net income (loss)	$927,808	$(141,518)	$786,290

Average assets	$138,770,782	$968,135	$139,738,917

NOTE 7—Goodwill

Goodwill allocated to each reportable segment as of June 30, 2008, December, 31, 2007, and June 30, 2007 is presented as follows:

(In millions)	June 30 2008	December 31 2007	June 30 2007
General Banking/Treasury	$10,669	$10,669	$10,408
Investment Banking/Brokerage/Trust	732	728	740
Insurance	114	95	95

Total	$11,515	$11,492	$11,243

For purposes of testing goodwill for impairment, Regions uses both the income and market approach to value its reporting units. The income approach consists of discounting projected future cash flows, which are derived from internal forecasts and economic expectations for the respective reporting units. The projected future cash flows are discounted using cost of capital metrics for Regions’ peer group. The market approach applies a market multiple, based on observed purchase transactions and/or price/earnings of Regions’ peer group for each reporting unit, to the last twelve-months of net income or earnings before income taxes, depreciation and amortization.

During the second quarter of 2008, Regions performed an interim impairment test due to the downturn in the economic environment. The interim impairment test indicated that the fair value of the respective reporting units is greater than the carrying value (including goodwill); therefore, goodwill was not impaired as of June 30, 2008. Regions will continue to assess the economic environment and determine whether or not further testing of goodwill is appropriate.

NOTE 8—Fair Value Measurements

Regions adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS 157”), as of January 1, 2008. FAS 157 establishes a framework for using fair value to measure assets and liabilities and defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) as opposed to the price that would be paid to acquire the asset or received to assume the liability (an entry price). Under FAS 157, a fair value measure should reflect the assumptions that market participants would use in pricing the asset or liability, including the assumptions about the risk inherent in a particular valuation technique, the effect of a restriction on the sale or use of an asset and the risk of nonperformance. FAS 157 requires disclosures that stratify balance sheet amounts measured at fair value based on inputs the Company uses to derive fair value measurements. These strata include:

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

Derivatives primarily consist of interest rate contracts that include futures, options and swaps and are included in other assets and other liabilities on the balance sheet. For exchange-traded options and futures contracts, values are based on quoted market prices, or Level 1 measurements. For all other options and futures contracts traded in over-the-counter markets, values are determined using discounted cash flow analyses and option pricing models based on market rates and volatilities, or Level 2 measurements. Interest rate lock commitments on loans intended for sale, treasury locks and credit derivatives are valued using option pricing models that incorporate significant unobservable inputs, and therefore are Level 3 measurements.

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

The following table presents financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2008:

(In thousands)	Level 1	Level 2	Level 3	Fair Value
ASSETS:
Trading account assets	$118,528	$731,967	$604,007	$1,454,502
Securities available for sale	3,088,413	14,531,163	105,331	17,724,907
Mortgage loans held for sale	—	621,784	—	621,784
Derivative assets(a)	—	654,142	12,293	666,435

LIABILITIES:
Short-term borrowings	$234,543	$236,952	$234,212	$705,707
Derivative liabilities(a)	—	230,753	—	230,753

(a)

Derivative assets and liabilities include approximately $1.0 billion related to legally enforceable master netting agreements that allow the Company to settle positive and negative positions. Derivative assets and liabilities are also presented excluding cash collateral received of $136 million and cash collateral posted of $61 million with counterparties.

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

The following tables illustrate a rollforward for all assets and (liabilities) measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2008:

	Fair Value Measurements Using Significant Unobservable Inputs Three Months Ended June 30 (Level 3 measurements only)
(In thousands)	Trading Account Assets	Securities Available for Sale	Net Derivatives	Short- Term Borrowings
Beginning balance, April 1, 2008	$310,718	$111,039	$17,623	$(152,572)
Total gains (losses) realized and unrealized:
Included in earnings	1,138	—	506	(20)
Included in other comprehensive income	—	(683)	—	—
Purchases and issuances	879,148	200	—	1,922,100
Settlements	(586,195)	(5,225)	(5,836)	(2,007,274)
Transfers in and/or out of Level 3	(802)	—	—	3,554

Ending balance, June 30, 2008	$604,007	$105,331	$12,293	$(234,212)

	Fair Value Measurements Using Significant Unobservable Inputs Six Months Ended June 30 (Level 3 measurements only)
(In thousands)	Trading Account Assets	Securities Available for Sale	Net Derivatives	Short- Term Borrowings
Beginning balance, January 1, 2008	$166,003	$73,003	$8,122	$(57,456)
Total gains (losses) realized and unrealized:
Included in earnings	(903)	—	17,265	(1,706)
Included in other comprehensive income	—	(8,480)	—	—
Purchases and issuances	1,673,959	49,100	530	2,535,395
Settlements	(1,234,250)	(8,292)	(13,624)	(2,713,999)
Transfers in and/or out of Level 3	(802)	—	—	3,554

Ending balance, June 30, 2008	$604,007	$105,331	$12,293	$(234,212)

The following tables detail the income statement presentation of both realized and unrealized gains and losses recorded in earnings for Level 3 assets and liabilities for the three and six months ended June 30, 2008:

	Three Months Ended June 30
(In thousands)	Trading Account Assets	Securities Available for Sale	Net Derivatives	Short- Term Borrowings
Classifications of gains (losses) both realized and unrealized included in earnings for the period:
Interest income	$—	$—	$—	$—
Brokerage and investment banking	1,138	—	—	(20)
Mortgage income	—	—	8,670	—
Other income	—	—	(8,164)	—
Other comprehensive income	—	(683)	—	—

Total realized and unrealized gains and (losses)	$1,138	$(683)	$506	$(20)

	Six Months Ended June 30
(In thousands)	Trading Account Assets	Securities Available for Sale	Net Derivatives	Short- Term Borrowings
Classifications of gains (losses) both realized and unrealized included in earnings for the period:
Interest income	$958	$—	$—	$—
Brokerage and investment banking	(1,861)	—	—	(1,706)
Mortgage income	—	—	17,598	—
Other income	—	—	(333)	—
Other comprehensive income	—	(8,480)	—	—

Total realized and unrealized gains and (losses)	$(903)	$(8,480)	$17,265	$(1,706)

The following tables detail the income statement presentation of only unrealized gains and losses recorded in earnings for Level 3 assets and liabilities for the three and six months ended June 30, 2008:

	Three Months Ended June 30
(In thousands)	Trading Account Assets	Securities Available for Sale	Net Derivatives	Short- Term Borrowings
The amount of total gains and losses for the period included in earnings, attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at June 30, 2008:
Interest income	$—	$—	$—	$—
Brokerage and investment banking	172	—	—	686
Mortgage income	—	—	8,670	—
Other income	—	—	(8,164)	—
Other comprehensive income	—	(683)	—	—

Total unrealized gains and (losses)	$172	$(683)	$506	$686

	Six Months Ended June 30
(In thousands)	Trading Account Assets	Securities Available for Sale	Net Derivatives	Short- Term Borrowings
The amount of total gains and losses for the period included in earnings, attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at June 30, 2008:
Interest income	$222	$—	$—	$—
Brokerage and investment banking	(89)	—	—	801
Mortgage income	—	—	17,598	—
Other income	—	—	(333)	—
Other comprehensive income	—	(8,480)	—	—

Total unrealized gains and (losses)	$133	$(8,480)	$17,265	$801

ITEMS MEASURED AT FAIR VALUE ON A NON-RECURRING BASIS

From time to time, certain assets may be recorded at fair value on a non-recurring basis. These non-recurring fair value adjustments typically are a result of the application of lower of cost or fair value accounting or a write-down occurring during the period. The following is a description of the valuation methodologies used for certain assets that are recorded at fair value.

Loans that are transferred from held for sale to the loan portfolio are transferred at the lower of cost or fair value and are reported at fair value on a non-recurring basis. The determination of fair value for loans transferred from held for sale is based on discounted cash flow analyses using assumptions both observable and unobservable in the market, and therefore such valuations are classified as a Level 3 measurement.

Loans held for sale for which the fair value has not been elected are recorded at the lower of cost or fair value and are reported at fair value on a non-recurring basis. The fair values for loans held for sale are generally based on observable market prices or formally committed loan sale prices and therefore such valuations are classified as a Level 2 measurement.

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

In addition to the assets currently measured at fair value mentioned above, Regions often uses fair value measurements in determining the period-end balance of certain financial instruments such as non-marketable investments. Typically, these assets use fair value measurements to determine the recorded lower of cost or fair value of the asset or to determine the losses incurred during the period. As of June 30, 2008, none of these assets were recognized at fair value on the consolidated balance sheet.

The following table presents the carrying value of those assets measured at fair value on a non-recurring basis, and gains and losses recognized during the period. The table does not reflect the change in fair value attributable to any related economic hedges the Company used to mitigate the interest rate risk associated with these assets.

	Carrying Value as of June 30, 2008				Fair value gains (losses) for the three months ended June 30, 2008	Fair value gains (losses) for the six months ended June 30, 2008
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Loans(1)	28,964	—	—	28,964	(197)	(197)
Loans Held for Sale(2)	31,023	—	31,023	—	(8,583)	(8,583)
Mortgage Servicing Rights	271,392	—	—	271,392	67,000	25,000

(1)	Regions transferred these commercial real estate loans from held for sale to the loan portfolio during the second quarter of 2008.
(2)

These commercial real estate loans held for sale were not included in the election of the fair value option and are measured at fair value on a non-recurring basis in accordance with Statement of Financial Accounting Standards No. 65, “Accounting for Certain Mortgage Banking Activities” (“FAS 65”).

Regions also uses fair value measurements on a non-recurring basis for certain non-financial instruments such as other real estate and foreclosed assets. However, the effective date for the FAS 157 requirements for these instruments was deferred until January 1, 2009. See Note 12 “Recent Accounting Pronouncements” for further discussion.

FAIR VALUE OPTION

Regions also adopted Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”), as of January 1, 2008. FAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. FAS 159 requires the difference between the carrying value before election of the fair value option and the fair value of these financial instruments be recorded as an adjustment to beginning retained earnings in the period of adoption. There was no material effect of adoption on the consolidated financial statements.

Regions elected the fair value option for residential mortgage loans held for sale originated after January 1, 2008. This election allows for a more effective offset of the changes in fair values of the loans and the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”). Regions has not elected the fair value option for other loans held for sale primarily because they are not economically hedged using derivative instruments. Fair values of loans held for sale are based on traded market prices of similar assets where available and/or discounted cash flows at market interest rates, adjusted for securitization activities that include servicing values and market conditions. At

June 30, 2008, loans held for sale for which the fair value option was elected had an aggregate fair value of $621.8 million and an aggregate outstanding principal balance of $622.2 million and were recorded in loans held for sale in the consolidated balance sheet. Interest income on mortgage loans held for sale is recognized based on contractual rates and reflected in interest income on loans held for sale in the consolidated income statement. Net gains (losses) resulting from changes in fair value of these loans of $(0.4) million and $9.1 million were recorded in mortgage income during the second quarter and first six months of 2008, respectively. These changes in fair value are mostly offset by economic hedging activities. An immaterial portion of these amounts was attributable to changes in instrument-specific credit risk.

The election of the fair value option under FAS 159 impacts the timing and recognition of servicing value, as well as origination fees and costs. The servicing value of a loan was precluded from being recognized until the sale of the loan prior to the election of the fair value option. After adoption of the fair value option, this value is recognized in earnings at the time of origination. Origination fees and costs for mortgage loans held for sale, which had been previously deferred under Statement of Financial Accounting Standards No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases”, are now recognized in earnings at the time of origination. Prior to the election of the fair value option, net loan origination costs for mortgage loans held for sale were capitalized as part of the carrying amount of the loans and recognized as a reduction of mortgage income upon the sale of such loans. Approximately $10 million of loan servicing value was recognized in non-interest income for the first six months of 2008, related to the adoption of FAS 159. The net impact of ceasing deferrals of origination fees and costs during the first six months of 2008 related to the adoption of FAS 159 was not material.

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

Credit risk associated with these instruments as of June 30 is represented by the contractual amounts indicated in the following table:

(In millions)	2008	2007
Unused commitments to extend credit	$43,195	$41,289
Standby letters of credit	8,447	6,893
Commercial letters of credit	31	74

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

LEGAL

Regions and its affiliates are subject to litigation, including the litigation discussed below, and claims arising in the ordinary course of business. Punitive damages are routinely claimed in these cases. Regions continues to be concerned about the general trend in litigation involving large damage awards against financial service company defendants. Regions evaluates these contingencies based on information currently available, including advice of counsel and assessment of available insurance coverage. Although it is not possible to predict the ultimate resolution or financial liability with respect to these litigation contingencies, management is currently of the opinion that the outcome of pending and threatened litigation would not have a material effect on Regions’ consolidated financial position or results of operations, except to the extent indicated in the discussion below.

In late 2007 and during 2008, Regions and certain of its affiliates were named in class-action lawsuits filed in federal and state courts on behalf of investors who purchased shares of certain Regions Morgan Keegan Select Funds (the “Funds”) and shareholders of Regions. The complaints contain various allegations, including claims that the Funds and the defendants misrepresented or failed to disclose material facts relating to the activities of the Funds. No class has been certified, and at this stage of the lawsuits Regions cannot determine the probability of a material adverse result or reasonably estimate a range of potential exposures, if any. However, it is possible that an adverse resolution of these matters may be material to Regions’ consolidated financial position or results of operations. In addition, the Company has received requests for information from the SEC Staff regarding the matters subject to the litigation described above.

Certain of the shareholders in these Funds and other interested parties have entered into arbitration proceedings and individual civil claims, in lieu of participating in the class actions. As with the class actions, these proceedings are in the preliminary stages. Although it is not possible to predict the ultimate resolution or financial liability with respect to these contingencies, management is currently of the opinion that the outcome of these proceedings would not have a material effect on Regions’ consolidated financial position or results of operations.

NOTE 10—Visa Indemnification and Initial Public Offering

As a member of the Visa USA network, Regions, along with other members, indemnified Visa USA against certain litigation. On October 3, 2007, Visa USA was restructured and acquired several Visa affiliates, and the restructured entity resulted in the formation of Visa, Inc. (“Visa”). In conjunction with this restructuring, Regions’ indemnification of Visa was modified to cover five specific cases (“covered litigation”). Certain of the covered litigation has been settled or accrued for by Visa and, accordingly, Regions has recorded its pro-rata share. Additionally, this modification caused Regions’ indemnification to be included within the scope of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, requiring a liability to be recognized at fair value for Regions’ share of the indemnification for the covered litigation that has not been settled or accrued by Visa. As of June 30, 2008 and December 31, 2007, Regions’ liability recognized under this indemnification was approximately $51.5 million.

On March 25, 2008, Visa executed an initial public offering (“IPO”) of common stock and, in connection with the IPO, Regions’ ownership interest in Visa was converted into Class B common stock of approximately 3.8 million shares. On March 28, 2008, Visa redeemed approximately 1.5 million shares of the Class B common stock from Regions for proceeds of approximately $62.8 million, all of which was recorded as “Other Income” in the consolidated statements of income. As of June 30, 2008, Regions’ remaining investment totaled approximately 2.3 million shares with a cost basis of zero. The Class B common stock is subject to a restriction period of the lesser of three years from the date of the IPO or settlement of all covered litigation. The number of shares of Class B common stock may also be adjusted by Visa, depending on the outcome of the covered litigation.

A portion of Visa’s proceeds from the IPO, totaling $3.0 billion, was escrowed to fund the covered litigation. To the extent that the amount available under the escrow arrangement is insufficient to fully resolve the covered litigation, Visa will enforce the indemnification obligations of Visa USA’s members for any excess amount. As of June 30, 2008, Regions recognized an asset of and reduced first quarter 2008 expense by approximately $28.4 million, which represents the Company’s proportionate economic interest in the escrow account to settle the litigation liability.

NOTE 11—Discontinued Operations

On March 30, 2007, Regions sold EquiFirst Corporation (“EquiFirst”), a wholly-owned non-conforming mortgage origination subsidiary, for approximately $76 million and recorded an after-tax gain of approximately $1 million. Consequently, the business related to EquiFirst has been accounted for as discontinued operations and the results are presented separately on the consolidated statements of income following the results from continuing operations. The sales price is subject to final resolution of closing date values of net assets sold, which is not yet completed. Regions anticipates resolution of the final sales price in 2008. Regions believes any adjustments to the sales price will not have a material impact to the consolidated financial statements.

Prior to the sale of EquiFirst and excluding the gain on the sale, Regions recorded, during the first quarter of 2007, approximately $142 million in after-tax losses related to the operations of EquiFirst. The primary factor in the recognition of these losses was the significant and rapid deterioration of the sub-prime market during the first three months of 2007.

The results from discontinued operations for the three-month periods ending June 30, 2008 and 2007 are as follows:

	Three Months Ended June 30
(In thousands)	2008	2007

Total non-interest expense	$406	682

Loss from discontinued operations before income taxes	(406)	(682)
Income tax benefit	(153)	(259)

Loss from discontinued operations, net of tax	$(253)	$(423)

The results from discontinued operations for the six-month periods ending June 30, 2008 and 2007 are as follows:

	Six Months Ended June 30
(In thousands)	2008	2007
Net interest income	$—	$11,967
Provision for loan losses	—	182

Net interest income after provision for loan losses	—	11,785

Total non-interest income, excluding gain on sale of discontinued operations	—	(188,658)
Total non-interest expense	473	51,604

Loss from discontinued operations, excluding gain on sale, before income taxes	(473)	(228,477)
Gain on sale of discontinued operations before income taxes	—	11,977

Loss from discontinued operations before income taxes	(473)	(216,500)
Income tax benefit	(178)	(74,982)

Loss from discontinued operations, net of tax	$(295)	$(141,518)

NOTE 12—Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“FAS 158”). FAS 158 requires employers to fully recognize in their financial statements the obligations associated with single-employer defined benefit pension plans, retiree healthcare plans, and other postretirement plans. Specifically, it requires a company to (1) recognize on its balance sheet an asset for a plan’s overfunded status or a liability for a plan’s underfunded status, (2) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year, and (3) recognize changes in the funded status of a plan through comprehensive income in the year in which the changes occur. Companies with publicly-traded equity securities were required to prospectively adopt the recognition and disclosure provisions of FAS 158 effective for fiscal years ending after December 15, 2006. Regions adopted FAS 158 on December 31, 2006 and recorded an after-tax reduction to the ending balance of accumulated other comprehensive income of $64.1 million to recognize the funded status of Regions’ pension and other postretirement benefit plans. On January 1, 2008, Regions made a cumulative effect adjustment to beginning retained earnings to reflect the transition to a fiscal year-end measurement date, which resulted in an after-tax reduction to beginning retained earnings of approximately $1.7 million. The first year-end measurement date will be on December 31, 2008.

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

In April 2007, the FASB issued FSP FIN 39-1, “Amendment of FASB Interpretation No. 39” (“FSP FIN 39-1”), which permits a reporting entity that is party to a master netting agreement to offset fair value amounts recognized for rights and obligations relating to cash collateral against fair value amounts recognized for derivative instruments that have been offset under the same master netting arrangements. FSP FIN 39-1 requires entities to make an accounting policy election to carry collateral posted/received at fair value, netted against the corresponding derivative positions, or carry collateral posted/received presented separately at cost. FSP FIN 39-1 is effective for fiscal years beginning after November 15, 2007, requiring retrospective application for all financial statements presented. Regions has elected not to present collateral posted/received under master netting arrangements at fair value and thus, has not netted such amounts against derivative amounts included in the consolidated balance sheets. Collateral posted/received is included in Fed Funds Sold/Purchased on the consolidated balance sheets. At June 30, 2008, December 31, 2007 and June 30, 2007, Regions posted collateral of $61.1 million, $18.4 million and $9.8 million, respectively, and received collateral of $135.7 million, $114.4 million and $19.4 million, respectively.

In November 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 109, “Application of Accounting Principles to Loan Commitments” (“SAB 109”), to inform registrants of the Staff’s view that the fair value of written loan commitments that are accounted for at fair value should include expected net future cash flows related to the associated servicing of the loan. Additionally, the Staff reaffirmed its previous views that internally-developed intangible assets (such as customer relationship intangible assets) should not be recorded as part of the fair value of such commitments. The Staff expects registrants to apply the views stated in SAB 109 on a prospective basis to written loan commitments recorded at fair value which were issued or modified in fiscal quarters beginning after December 15, 2007. Regions adopted SAB 109 on January 1, 2008. The adoption of SAB 109 did not have a material impact on Regions’ consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“FAS 141(R)”). FAS 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. FAS 141(R) is effective for fiscal years beginning after December 15, 2008. Regions is in the process of reviewing the potential impact of FAS 141(R). The adoption of FAS 141(R) could have a material impact to the consolidated financial statements for business combinations entered into after the effective date of FAS 141(R). Also, any tax contingencies related to acquisitions prior to the effective date of FAS 141(R) that are resolved after the adoption of FAS 141(R) would be recorded through current earnings, and also could have a material impact to the consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“FAS 160”), which requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements.

Additionally, FAS 160 requires that transactions between an entity and noncontrolling interests be treated as equity transactions. FAS 160 is effective for fiscal years beginning after December 15, 2008. Regions is in the process of reviewing the potential impact of FAS 160; however, the adoption of FAS 160 is not expected to have a material impact to the consolidated financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“FAS 161”). FAS 161 requires entities to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”) and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. FAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, and early adoption is permitted. Regions is in the process of reviewing the potential impact of FAS 161; however, the adoption of FAS 161 is not expected to have a material impact to the consolidated financial statements.

In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payments Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 requires that instruments granted in share-based payment transactions, that are considered to be participating securities, should be included in the earnings allocation in computing earnings per share (“EPS”) under the two-class method described in FASB Statement No. 128, “Earnings per Share”. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008 with all prior period EPS data being adjusted retrospectively. Early adoption is not permitted. Regions is in the process of reviewing the potential impact of FSP EITF 03-6-1; however, the adoption of FSP EITF 03-6-1 is not expected to have a material impact to the consolidated financial statements.

NOTE 13—Subsequent Events

On July 17, 2008, the Board of Directors declared a $0.10 per common share cash dividend, payable October 1, 2008 for the third quarter of 2008, a reduction compared to the second quarter 2008 cash dividend of $0.38. Given the current operating environment and its potential pressure on earnings, the quarterly cash dividend was reduced to strengthen Regions’ capital position.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following discussion and analysis is part of Regions Financial Corporation’s (“Regions” or the “Company”) Quarterly Report on Form 10-Q to the Securities and Exchange Commission (“SEC”) and updates Regions’ Form 10-K for the year ended December 31, 2007, which was previously filed with the SEC. This financial information is presented to aid in understanding Regions’ financial position and results of operations and should be read together with the financial information contained in the Form 10-K. Certain prior period amounts presented in this discussion and analysis have been reclassified to conform to current period classifications, except as otherwise noted. The emphasis of this discussion will be on the three and six months ended June 30, 2008 compared to the three and six months ended June 30, 2007 for the statement of income. For the balance sheet, the emphasis of this discussion will be the balances as of June 30, 2008 as compared to December 31, 2007.

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

Regions conducts its banking operations through Regions Bank, an Alabama chartered commercial bank that is a member of the Federal Reserve System. At June 30, 2008, Regions operated approximately 1,900 full-service banking offices in Alabama, Arkansas, Florida, Georgia, Illinois, Indiana, Iowa, Kentucky, Louisiana, Mississippi, Missouri, North Carolina, South Carolina, Tennessee, Texas and Virginia. Regions provides brokerage services and investment banking from approximately 400 offices of Morgan Keegan & Company, Inc. (“Morgan Keegan”), a full-service regional brokerage and investment banking firm. Regions provides full-line insurance brokerage services primarily through Regions Insurance, Inc., one of the 30 largest insurance brokers in the country.

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

SECOND QUARTER HIGHLIGHTS

Regions reported income from continuing operations of $206.6 million, or $0.30 per diluted share in the second quarter of 2008, which included $62.0 million in after-tax merger-related expenses (or 9 cents per diluted share). Excluding the impact of merger-related expenses, earnings per diluted share from continuing operations were $0.39, compared to second quarter 2007 per diluted share earnings of $0.69. See Table 12 for a reconciliation of GAAP to non-GAAP financial measures. Earnings for the second quarter of 2008 reflect a continuation of the difficult credit cycle, which is exhibited in both the decline in net interest income and a higher provision for loan losses. Additionally, several significant expense items, which are discussed later in this section, affected net income for the second quarter of 2008. Second quarter 2008 results also include steady fee-based revenue, controlled core operating expenses and better-than-projected merger cost saves.

Net interest income from continuing operations, on a fully taxable-equivalent basis, for the second quarter of 2008 was $1.0 billion, compared to $1.1 billion in the second quarter of 2007. The taxable-equivalent net interest margin (annualized and including discontinued operations) for the second quarter of 2008 was 3.36%, compared to 3.82% in the second quarter of 2007. Despite an increase in average loans during the period, the decrease in the net interest margin reflects the continued pressure of a negative shift in deposit mix, the impact of recent yield curve movements (including recent Federal Reserve interest rate reductions) and higher non-performing asset levels. Also, the issuances of $750 million of subordinated debt and $345 million of junior subordinated debt during the second quarter of 2008 further pressured the net interest margin during the quarter.

Net charge-offs totaled $209.0 million, or an annualized 0.86% of average loans, in the second quarter of 2008, compared to 0.23% for the second quarter of 2007. The provision for loan losses from continuing operations totaled $309.0 million in the second quarter of 2008 compared to $60.0 million during the same period of 2007. The allowance for credit losses at June 30, 2008, was 1.56% of total loans, net of unearned income, compared to 1.45% at December 31, 2007 and 1.19% at June 30, 2007. These increases were primarily driven by deterioration in the residential homebuilder portfolio and losses within the home equity portfolio, both of which are closely tied to the housing market slowdown. Total non-performing assets at June 30, 2008, were $1,620.8 million, compared to $864.1 million at December 31, 2007. Residential homebuilder and condominium loans were the primary driver of the increase since December 31, 2007.

Non-interest income in the second quarter of 2008 from continuing operations increased 7% compared to the second quarter of 2007. This increase was attributable to strong contributions from brokerage and investment banking income, commercial credit fee income and insurance income. During the second quarter of 2008, a $14.9 million loss was recognized as a reduction to mortgage income on the sale of a $3.4 billion Government National Mortgage Association (“GNMA”) mortgage servicing rights portfolio.

Total non-interest expense from continuing operations was $1.140 billion and $1.057 billion in the second quarter of 2008 and 2007, respectively. Pre-tax merger charges of $100.1 million were incurred in the second quarter of 2008 compared to $59.9 million in the second quarter of 2007 (see Table 12 “GAAP to Non-GAAP Reconciliation”). The increase in non-interest expense was primarily attributable to higher occupancy expense related to additional branches and higher professional fees. These increases were offset slightly by personnel-related efficiencies gained during 2008. Also, several significant non-interest expense items were recorded during the second quarter of 2008, including $20.1 million of other real estate owned expense and a $13.3 million write-down on the investment in two Morgan Keegan mutual funds. These items were more than offset by a $67.0 million mortgage servicing rights impairment recapture. Non-interest expenses also benefited from the realization of merger cost saves of approximately $165 million during the second quarter of 2008, compared to $84 million in the second quarter of 2007.

TOTAL ASSETS

Regions’ total assets at June 30, 2008, were $144.4 billion, compared to $141.0 billion at December 31, 2007. The increase in total assets from year-end 2007 resulted primarily from an increase in loans.

LOANS

At June 30, 2008, loans represented 82% of Regions’ interest-earning assets. The following table presents the distribution by loan type of Regions’ loan portfolio, net of unearned income:

Table 1—Loan Portfolio

(In thousands, net of unearned income)	June 30 2008	December 31 2007	June 30 2007
Commercial	$23,241,719	$20,906,617	$25,123,355
Real estate—mortgage	40,251,729	39,343,128	33,646,480
Real estate—construction	13,133,258	14,025,491	14,311,192
Home equity	15,446,740	14,962,007	14,819,443
Indirect	4,145,457	3,938,113	4,052,637
Other consumer	2,047,676	2,203,491	2,061,381

	$98,266,579	$95,378,847	$94,014,488

Loans, net of unearned income, totaled $98.3 billion at June 30, 2008, an increase of $2.9 billion from year-end 2007 levels. Loan growth occurred primarily in commercial, real estate mortgage and home equity partially offset by a decrease in real estate construction. Commercial loan growth was driven by healthcare and asset-based lending.

Regions has approximately $87 million in book value of “sub-prime” loans retained from the disposition of EquiFirst, down slightly from the year-end 2007 balance. The credit loss exposure related to these loans is addressed in management’s periodic determination of the allowance for credit losses.

RESIDENTIAL HOMEBUILDER PORTFOLIO

During late 2007, the residential homebuilder portfolio came under significant stress. In Table 1 “Loan Portfolio”, the majority of these loans are reported in the real estate—construction loan category, while a smaller portion is reported as real estate—mortgage loans. The residential homebuilder portfolio is geographically concentrated in Florida and Regions’ Central Region, mainly Atlanta, Georgia; the balances in these regions total approximately $3.4 billion. Regions has realigned its organizational structure to enable some of the Company’s most experienced bankers to concentrate their efforts on management of this portfolio. From March 31, 2008 to June 30, 2008, this portfolio decreased by approximately $473 million primarily due to repayments.

The following table details the portfolio breakout of the residential homebuilder portfolio:

Table 2—Residential Homebuilder Portfolio

(In thousands, net of unearned income)	June 30 2008	March 31 2008	December 31 2007
Land	$2,065,967	$2,093,181	$2,925,685
Residential—spec	1,752,055	1,874,700	1,893,567
Residential—presold	545,806	588,163	617,628
Lots	1,178,815	1,416,909	1,607,794
National homebuilders and other	215,610	258,211	160,505

	$5,758,253	$6,231,164	$7,205,179

ALLOWANCE FOR CREDIT LOSSES

The allowance for credit losses (“allowance”) represents management’s estimate of credit losses inherent in the portfolio as of June 30, 2008. The allowance consists of two components: the allowance for loan losses and the reserve for unfunded credit commitments. Management’s assessment of the adequacy of the allowance is based on the combination of both of these components. Regions determines its allowance in accordance with regulatory guidance, Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan” (“FAS 114”) and Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (“FAS 5”). Binding unfunded credit commitments include items such as letters of credit, financial guarantees and binding unfunded loan commitments.

At June 30, 2008 and December 31, 2007, the allowance totaled approximately $1.5 billion and $1.4 billion, respectively. The allowance as a percentage of net loans was 1.56% at June 30, 2008 compared to 1.45% at year-end 2007. Net charge-offs as a percentage of average loans (annualized) were 0.70% and 0.21% in the first six months of 2008 and 2007, respectively. The increase in the allowance was primarily driven by deterioration in the residential homebuilder and condominium portfolios and losses within the home equity portfolio, all of which are tied directly to the housing market slowdown. Given continuing deterioration in residential property values –especially in Florida—and a generally uncertain economic backdrop, the Company expects credit costs to remain elevated. The reserve for unfunded credit commitments was $64.8 million at June 30, 2008 compared to $58.3 million at December 31, 2007. Details regarding the allowance and net charge-offs, including an analysis of activity from the previous year’s totals, are included in Table 3 “Allowance for Credit Losses”.

Home equity credits accounted for over half of the increase in net charge-offs, rising to an annualized 1.94% of outstanding loans and lines during the second quarter of 2008. The increase was mostly due to Florida-based credits, where property valuations in certain markets have experienced significant and rapid deterioration. These loans and lines represent approximately $5.4 billion of Regions’ total home equity portfolio. Of that balance, approximately $1.9 billion represent first liens; second liens, which total $3.5 billion, are the main source of losses. Florida second lien losses were 4.74% during the second quarter of 2008. Second quarter home equity losses amounted to an annualized 3.55% of loans and lines in Florida versus 1.08% across the remainder of Regions’ footprint.

The remainder of the increase in net charge-offs during the second quarter of 2008 relates primarily to the residential homebuilder portfolio, which is discussed earlier in this report. Specifically, charge-offs in the residential homebuilder portfolio totaled $34.2 million in the second quarter of 2008.

Factors considered by management in determining the adequacy of the allowance include, but are not limited to: (1) detailed reviews of individual loans; (2) historical and current trends in gross and net loan charge-offs for the various portfolio segments evaluated; (3) the Company’s policies relating to delinquent loans and charge-offs; (4) the level of the allowance in relation to total loans and to historical loss levels; (5) levels and trends in non-performing and past due loans; (6) collateral values of properties securing loans; (7) the composition of the loan portfolio, including unfunded credit commitments; and (8) management’s analysis of current economic conditions.

Various departments, including Credit Review, Commercial and Consumer Credit Risk Management and Special Assets are involved in the credit risk management process to assess the accuracy of risk ratings, the quality of the portfolio and the estimation of inherent credit losses in the loan portfolio. This comprehensive process also assists in the prompt identification of problem credits. The Company has taken a number of measures to aggressively manage the portfolios and mitigate future losses, particularly in the more problematic portfolios. Specific to the residential homebuilder portfolio, $1.8 billion of relationships have been identified as problem loans and are being aggressively managed to mitigate risk. Significant action in the management of the home equity portfolio has also been taken. A portfolio evaluation was completed during the quarter, which will provide detailed property level information to assist in workout strategies. Also, a strong Customer Assistance

Program is in place which educates customers about options and initiates early contact with customers to discuss solutions when a loan first becomes delinquent.

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

Impaired loans are defined as commercial and commercial real estate loans (excluding leases) on non-accrual status. Impaired loans totaled approximately $1,246.3 million at June 30, 2008, compared to $660.4 million at December 31, 2007. The increase in impaired loans is consistent with the increase in non-performing loans, which is discussed in the “Non-Performing Assets” section of this report. All loans that management has identified as impaired, and that are greater than $2.5 million, are evaluated individually for purposes of determining appropriate allowances for loan losses. For these loans, Regions measures the level of impairment based on the present value of the estimated cash flows, the estimated value of the collateral or, if available, observable market prices. Specifically reviewed impaired loans totaled $821.5 million, and the allowance allocated to these loans totaled $125.2 million at June 30, 2008. This compared to $337.2 million of specifically reviewed impaired loans with allowance allocated to these loans of $58.7 million at December 31, 2007. While impaired loans increased, they are generally secured by real estate collateral.

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

Activity in the allowance for credit losses is summarized as follows:

Table 3—Allowance for Credit Losses

(In thousands)	Six months ended June 30
	2008	2007
Allowance for loan losses at January 1	$1,321,244	$1,055,953
Loans charged-off:
Commercial	87,469	36,878
Real estate—mortgage	68,670	26,655
Real estate—construction	60,434	10,470
Equity	102,408	24,643
Indirect	24,426	16,870
Other consumer	36,965	37,963

	380,372	153,479
Recoveries of loans previously charged-off:
Commercial	11,548	17,428
Real estate—mortgage	4,822	4,115
Real estate—construction	1,259	1,189
Equity	7,930	7,183
Indirect	8,008	8,479
Other consumer	12,096	15,156

	45,663	53,550
Net charge-offs:
Commercial	75,921	19,450
Real estate—mortgage	63,848	22,540
Real estate—construction	59,174	9,281
Equity	94,478	17,460
Indirect	16,419	8,391
Other consumer	24,869	22,807

	334,709	99,929
Allowance allocated to sold loans and loans transferred to loans held for sale	(5,011)	(1,333)
Provision for loan losses from continuing operations	490,000	107,000
Provision for loan losses from discontinued operations	—	182

Allowance for loan losses at June 30	$1,471,524	$1,061,873

Reserve for unfunded credit commitments at January 1	$58,254	$51,835
Provision for unfunded credit commitments	6,568	4,521

Reserve for unfunded credit commitments at June 30	$64,822	$56,356

Allowance for credit losses	$1,536,346	$1,118,229

Loans, net of unearned income, outstanding at end of period	$98,266,579	$94,014,488
Average loans, net of unearned income, outstanding for the period	$96,456,468	$94,194,342
Ratios:
Allowance for loan losses at end of period to loans, net of unearned income	1.50%	1.13%
Allowance for credit losses at end of period to loans, net of unearned income	1.56	1.19
Net charge-offs as percentage of:
Average loans, net of unearned income	0.70	0.21
Provision for loan losses	68.31	93.23
Allowance for credit losses	21.79	8.94

NON-PERFORMING ASSETS

Non-performing assets are summarized as follows:

Table 4—Non-Performing Assets

(Dollars in thousands)	June 30 2008	December 31 2007	June 30 2007
Non-performing loans:
Commercial	$181,388	$92,029	$99,184
Real estate—mortgage	539,383	334,888	128,696
Real estate—construction	676,082	310,052	267,566
Home equity	13,335	6,611	5,452
Indirect	1	9	2
Other consumer	315	—	275

Total non-performing loans	1,410,504	743,589	501,175
Foreclosed properties	210,330	120,465	83,834

Total non-performing assets*	$1,620,834	$864,054	$585,009

Non-performing loans to loans, net of unearned income	1.44%	0.78%	0.53%
Non-performing assets* to loans, net of unearned income, and foreclosed properties	1.65%	0.90%	0.62%
Accruing loans 90 days past due:
Commercial	$10,528	$12,055	$25,051
Real estate—mortgage	226,291	167,314	87,252
Real estate—construction	17,842	18,930	10,289
Home equity	166,816	146,809	74,105
Indirect	4,581	6,002	2,948
Other consumer	5,900	5,575	5,184

	$431,958	$356,685	$204,829

Restructured loans not included in the categories above	$101,559	$—	$—

*	Exclusive of accruing loans 90 days past due

Non-accrual loans at June 30, 2008 increased $666.9 million from year-end 2007 levels. The increase was primarily driven by commercial and commercial real estate loans, including the residential homebuilder portfolio, due to the widespread decline in residential property values. Of the $5.8 billion residential homebuilder portfolio, non-accruing loans represent approximately $543.7 million, while $7.4 million are 90 days past due. Non-performing assets are expected to increase throughout the year as the strained economic climate continues. During the second quarter of 2008, Regions disposed of approximately $147 million of loans and foreclosed properties, of which approximately $132 million were non-performing assets.

Loans past due 90 days or more and still accruing increased $75.3 million from year-end 2007 levels, reflecting weaker economic conditions and general market deterioration. The increase was due primarily to increases in home equity and residential first mortgages, as well as commercial real estate loans being managed by the Special Assets Department and in the process of collection.

Restructured loans at June 30, 2008 were primarily comprised of $85 million of 1-4 family mortgage loans and $16 million of home equity lines and loans.

At June 30, 2008 and December 31, 2007, Regions had approximately $335.0 million and $221.5 million, respectively, of potential problem commercial and commercial real estate loans that were not included in non-accrual loans or in the accruing loans 90 days past due categories, but for which management had concerns as to the ability of such borrowers to comply with their present loan repayment terms.

SECURITIES

The following table details the carrying values of securities:

Table 5—Securities

(In thousands)	June 30 2008	December 31 2007	June 30 2007
U.S. Treasury securities	$804,634	$964,647	$302,698
Federal agency securities	1,769,925	3,329,656	3,548,168
Obligations of states and political subdivisions	728,719	732,367	744,695
Mortgage-backed securities	13,013,173	11,092,758	11,759,778
Other debt securities	30,364	45,108	258,901
Equity securities	1,426,336	1,204,473	844,619

	$17,773,151	$17,369,009	$17,458,859

Securities totaled $17.8 billion at June 30, 2008, an increase of approximately $404.1 million from year-end 2007 levels. Securities available for sale, which comprise nearly all of the securities portfolio, are an important tool used to manage interest rate sensitivity and provide a primary source of liquidity for the Company (see INTEREST RATE SENSITIVITY, Exposure to Interest Rate Movements and LIQUIDITY).

During late 2007, Regions invested approximately $130 million in two open-end mutual funds managed by Morgan Keegan. Regions accounts for these investments using the equity method. At June 30, 2008, total assets of these funds were approximately $89.0 million. Regions’ investment in the funds was approximately $22.3 million at June 30, 2008 and is included in other assets. During the six months ended June 30, 2008, Regions recognized losses associated with these investments of approximately $37.8 million, which is included in other non-interest expense.

OTHER INTEREST-EARNING ASSETS

All other interest-earning assets increased approximately $347.4 million from year-end 2007 to June 30, 2008, primarily resulting from the increase in trading account assets and margin receivables.

GOODWILL

Goodwill totaled $11.5 billion at June 30, 2008. See Note 7 for a detail of goodwill allocated to each reportable segment and discussion of goodwill impairment testing.

MORTGAGE SERVICING RIGHTS

A summary of mortgage servicing rights is presented in Table 6. The balances shown represent the right to service mortgage loans that are owned by other investors and include the original amounts capitalized, less accumulated amortization and the valuation allowance. The carrying values of mortgage servicing rights are affected by various factors, including estimated prepayments of the underlying mortgages. A significant change in prepayments of mortgages in the servicing portfolio could result in significant changes in the valuation adjustments, thus creating potential volatility in the carrying amount of mortgage servicing rights. During the second quarter of 2008, a $14.9 million loss (including transaction costs) was recognized on the sale of a $3.4 billion GNMA mortgage servicing rights portfolio. During the first six months of 2008 and 2007, non-interest expense benefited $25.0 million and $37.0 million, respectively, as a result of mortgage servicing rights impairment recapture.

Table 6—Mortgage Servicing Rights

	Six months ended June 30
(In thousands)	2008	2007
Balance at beginning of year	$368,654	$416,217
Amounts capitalized	17,501	28,611
Sale of servicing assets	(58,620)	—
Amortization	(46,349)	(40,426)

	281,186	404,402
Valuation allowance	(9,794)	(4,346)

Balance at end of period	$271,392	$400,056

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

The following table summarizes deposits by category:

Table 7—Deposits

(In thousands)	June 30 2008	December 31 2007	June 30 2007
Non-interest-bearing demand deposits	$18,334,239	$18,417,266	$19,136,419

Savings accounts	3,819,138	3,646,632	3,795,701
Interest-bearing transaction accounts	15,380,301	15,846,139	15,685,340
Money market accounts	17,993,169	18,934,309	20,025,759
Time deposits	30,462,142	29,298,845	29,572,747
Foreign deposits	3,914,660	8,631,777	6,840,425

Total interest-bearing deposits	71,569,410	76,357,702	75,919,972

	$89,903,649	$94,774,968	$95,056,391

Total deposits at June 30, 2008, decreased approximately $4.9 billion compared to year-end 2007 levels. The primary driver for the decrease was a shift out of foreign deposits (which Regions uses as a source of short-term wholesale funding) and into short-term borrowings to access the most cost-effective funding. There were increases in savings and time deposits, which were offset by the decreases in non-interest bearing demand, interest-bearing transaction and money market accounts. The decrease in money market accounts reflects a mix shift in consumer customers’ preferences toward certificates of deposits. In the current economic environment, deposit growth is likely to remain a challenge throughout the remainder of the year.

SHORT-TERM BORROWINGS

The following is a summary of short-term borrowings:

Table 8—Short-Term Borrowings

(In thousands)	June 30 2008	December 31 2007	June 30 2007
Federal funds purchased	$4,049,488	$5,182,649	$4,496,567
Securities sold under agreements to repurchase	4,614,140	3,637,586	3,710,683
Term Auction Facility	5,500,000	—	—
Senior bank notes	550,000	—	—
Treasury, tax and loan notes	899,505	1,150,000	—
Federal Home Loan Bank advances	500,000	100,000	600,000
Brokerage customers liabilities	448,199	505,487	499,309
Short-sale liability	477,256	217,355	666,169
Other short-term borrowings	551,643	327,045	116,636

	$17,590,231	$11,120,122	$10,089,364

Federal funds purchased and securities sold under agreements to repurchase totaled $8.7 billion at June 30, 2008, compared to $8.8 billion at year-end 2007. The level of Federal funds purchased and securities sold under agreements to repurchase can fluctuate significantly on a day-to-day basis, depending on funding needs and which sources of funds are used to satisfy those needs. Short-term borrowings increased due to the shift away from using foreign deposits for funding purposes. Instead, the Company utilized short-term borrowings through participation in the Federal Reserve’s Term Auction Facility and the issuance of senior bank notes.

LONG-TERM BORROWINGS

Long-term borrowings are summarized as follows:

Table 9—Long-Term Borrowings

(In thousands)	June 30 2008	December 31 2007	June 30 2007
Federal Home Loan Bank structured advances	$1,738,201	$1,662,898	$1,767,535
Other Federal Home Loan Bank advances	3,619,049	2,119,318	270,067
6.375% subordinated notes due 2012	597,637	597,343	597,050
7.75% subordinated notes due 2011	528,555	533,912	540,538
7.00% subordinated notes due 2011	499,338	499,227	497,887
7.375% subordinated notes due 2037	300,000	300,000	—
7.50% subordinated notes due 2018 (Regions Bank)	749,383	—	—
6.45% subordinated notes due 2037 (Regions Bank)	497,208	497,191	500,000
4.85% subordinated notes due 2013 (Regions Bank)	488,726	487,696	486,694
5.20% subordinated notes due 2015 (Regions Bank)	344,905	344,523	341,325
6.45% subordinated notes due 2018 (Regions Bank)	—	321,657	322,453
6.50% subordinated notes due 2018 (Regions Bank)	—	311,439	312,032
6.125% subordinated notes due 2009	175,997	176,722	177,380
6.75% subordinated debentures due 2025	163,616	163,840	164,058
7.75% subordinated notes due 2024	100,000	100,000	100,000
Senior bank notes	—	—	100,000
4.375% senior notes due 2010	493,464	492,104	490,741
LIBOR floating rate senior notes due 2012	350,000	350,000	350,000
LIBOR floating rate senior notes due 2009	249,975	249,963	250,000
LIBOR floating rate senior debt notes due 2008	399,954	399,762	399,573
4.50% senior debt notes due 2008	349,941	349,694	349,451
6.625% junior subordinated notes due 2047	699,814	699,814	699,814
8.875% junior subordinated notes due 2048	345,010	—	—
Other long-term debt	512,115	545,298	607,611
Valuation adjustments on hedged long-term debt	115,768	122,389	(36,283)

	$13,318,656	$11,324,790	$9,287,926

Long-term borrowings increased $2.0 billion since year-end 2007 due primarily to increases in Federal Home Loan Bank (“FHLB”) advances of $1.6 billion and $1.1 billion of new subordinated notes, including junior subordinated notes. This increase was offset by the redemption of approximately $630 million in subordinated notes during the first quarter of 2008, resulting in a $65.4 million loss on early extinguishment of debt (see Table 19 “Non-Interest Expense (Including Non-GAAP Reconciliation)”).

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

On May 16, 2008, Regions Bank issued $750 million of 7.50% subordinated notes due 2018, which qualify as Tier 2 capital for calculating regulatory capital for Regions Bank.

STOCKHOLDERS’ EQUITY

Stockholders’ equity was $19.7 billion at June 30, 2008, compared to $19.8 billion at December 31, 2007. During the first six months of 2008, net income added $543.1 million to stockholders’ equity, cash dividends declared reduced equity by $528.7 million, and changes in accumulated other comprehensive income decreased equity by $155.4 million.

Regions’ ratio of stockholders’ equity to total assets was 13.65% at June 30, 2008, compared to 14.05% at December 31, 2007. Regions’ ratio of tangible stockholders’ equity to tangible assets was 5.67% at June 30, 2008, compared to 5.88% at December 31, 2007.

At June 30, 2008, Regions had 23.1 million common shares available for repurchase through open market transactions under an existing share repurchase authorization. There were no treasury stock purchases during the first six months of 2008. The Company, like many other financial institutions, is in a capital conservation mode and does not expect to repurchase shares in the near term.

The Board of Directors declared a $0.38 cash dividend for the second quarter of 2008, compared to a $0.36 cash dividend declared for the first quarter of 2007. On July 17, 2008, the Board of Directors declared a $0.10 per common share cash dividend payable October 1, 2008 for the third quarter of 2008. Given the current operating environment and its potential pressure on earnings, the quarterly cash dividend was reduced to strengthen Regions’ capital position.

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

The following chart summarizes the applicable bank regulatory capital requirements. Regions’ capital ratios at June 30, 2008, December 31, 2007 and June 30, 2007 substantially exceeded all regulatory requirements.

Table 10—Regulatory Capital Requirements

	June 30, 2008 Ratio	December 31, 2007 Ratio	June 30, 2007 Ratio	To Be Well Capitalized
Tier 1 Capital:
Regions Financial Corporation	7.48%	7.29%	7.99%	6.00%
Regions Bank	8.59	8.65	9.82	6.00

Total Capital:
Regions Financial Corporation	11.77%	11.25%	11.56%	10.00%
Regions Bank	11.70	11.20	12.20	10.00

Leverage:
Regions Financial Corporation	6.78%	6.66%	7.14%	5.00%
Regions Bank	7.85	7.94	8.83	5.00

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

In May 2007, Regions filed a shelf registration statement. The shelf allows for the issuance of an indeterminate amount of various debt and/or equity securities, and does not have a limit on the amount of securities that can be issued. In particular, Regions has the capacity to issue approximately $1.2 billion of hybrid capital to meet its liquidity needs.

In addition, Regions Bank has the requisite agreements in place with remaining capacity to issue and sell up to $3.2 billion of bank notes to institutional investors through placement agents as of June 30, 2008. The issuance of additional bank notes could provide a significant source of liquidity and funding to meet future needs.

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

Table reflects ratings as of June 30, 2008.

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

Table 12—GAAP to Non-GAAP Reconciliation

(Dollars in thousands, except per share data)		Three Months Ended June 30		Six Months Ended June 30
		2008	2007	2008	2007

INCOME
Income from continuing operations (GAAP)		$206,646	$453,732	$543,356	$927,808
Loss from discontinued operations, net of tax (GAAP)		(253)	(423)	(295)	(141,518)

Net income (GAAP)	A	$206,393	$453,309	$543,061	$786,290

Income from continuing operations (GAAP)		$206,646	$453,732	$543,356	$927,808
Merger-related charges, pre-tax
Salaries and employee benefits		46,797	23,047	108,886	46,578
Net occupancy expense		1,932	4,685	3,331	8,515
Furniture and equipment expense		5,129	992	4,985	1,237
Other		46,200	31,203	58,454	52,590

Total merger-related charges, pre-tax		100,058	59,927	175,656	108,920
Merger-related charges, net of tax		62,035	37,155	108,906	67,531

Income excluding discontinued operations and merger charges (non-GAAP)	B	$268,681	$490,887	$652,262	$995,339

Weighted-average diluted shares	C	696,346	715,564	695,947	724,997
Earnings per share—diluted (GAAP)	A/C	$0.30	$0.63	$0.78	$1.08

Earnings per share, excluding discontinued operations and merger charges—diluted (non-GAAP)	B/C	$0.39	$0.69	$0.94	$1.37

RETURN ON AVERAGE TANGIBLE EQUITY
Average equity (GAAP)	D	$19,782,168	$20,040,276	$19,813,041	$20,245,364
Average intangible assets (GAAP)		$12,221,261	$12,097,753	$12,238,061	$12,131,221

Average tangible equity	E	$7,560,907	$7,942,523	$7,574,980	$8,114,143

Average equity, excluding discontinued operations	F	$19,782,168	$20,040,276	$19,813,041	$20,199,079
Average intangible assets, excluding discontinued operations		12,221,261	12,097,753	12,238,061	12,131,221

Average tangible equity, excluding discontinued operations	G	$7,560,907	$7,942,523	$7,574,980	$8,067,858

Return on average tangible equity*	A/E	10.98%	22.89%	14.42%	19.54%

Return on average tangible equity, excluding discontinued operations and merger charges (non-GAAP)*	B/G	14.29%	24.79%	17.32%	24.88%

*	Income statement amounts have been annualized in calculation.

Annualized return on average stockholders’ equity for the second quarter of 2008 was 4.20% compared to 9.07% for the same period in 2007. Annualized return on average stockholders’ equity for the first six months of 2008 was 5.51% compared to 7.83% for the same period in 2007. Annualized return on average assets for the three months ended June 30, 2008 and 2007 was 0.58% and 1.32%, respectively. Annualized return on average assets for the first six months of 2008 and 2007 was 0.77% and 1.13%, respectively.

NET INTEREST INCOME

The following table presents an analysis of net interest income/margin for the three months ended June 30 and includes discontinued operations:

Table 13—Consolidated Average Daily Balances and Yield/Rate Analysis Including Discontinued Operations

	Three Months Ended June 30
	2008			2007
(Dollars in thousands; yields on taxable-equivalent basis)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Interest-bearing deposits in other banks	$50,509	$168	1.34%	$39,767	$649	6.55%
Federal funds sold and securities purchased under agreements to resell	949,682	10,202	4.32	1,124,636	17,162	6.12
Trading account assets	1,333,590	13,551	4.09	1,555,939	15,963	4.12
Securities:
Taxable	16,977,622	208,134	4.93	17,245,705	218,123	5.07
Tax-exempt	719,535	15,223	8.51	737,522	16,430	8.94
Loans held for sale	650,096	9,598	5.94	1,323,479	21,363	6.47
Margin receivables	585,736	5,541	3.81	532,037	9,289	7.00
Loans, net of unearned income(1)(2)	97,194,350	1,378,059	5.70	94,051,511	1,735,135	7.40

Total interest-earning assets	118,461,120	1,640,476	5.57	116,610,596	2,034,114	7.00
Allowance for loan losses	(1,370,777)			(1,056,832)
Cash and due from banks	2,424,758			2,803,967
Other non-earning assets	23,045,528			19,180,861

	$142,560,629			$137,538,592

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Savings accounts	$3,810,211	1,000	0.11	$3,861,380	2,884	0.30
Interest-bearing transaction accounts	15,396,516	32,057	0.84	15,816,958	84,334	2.14
Money market accounts	18,314,710	70,968	1.56	19,739,594	165,360	3.36
Time deposits	29,932,613	292,402	3.93	30,499,907	349,053	4.59
Foreign deposits	5,635,370	25,724	1.84	6,432,408	75,608	4.71

Total interest-bearing deposits	73,089,420	422,151	2.32	76,350,247	677,239	3.56
Federal funds purchased and securities sold under agreements to repurchase	7,683,304	39,353	2.06	7,461,579	90,460	4.86
Other short-term borrowings	7,097,347	45,941	2.60	2,251,296	26,177	4.66
Long-term borrowings	12,925,634	143,509	4.47	9,014,112	128,269	5.71

Total interest-bearing liabilities	100,795,705	650,954	2.60	95,077,234	922,145	3.89

Net interest spread			2.97			3.11

Non-interest-bearing deposits	17,814,075			19,233,146
Other liabilities	4,168,681			3,187,936
Stockholders’ equity	19,782,168			20,040,276

	$142,560,629			$137,538,592

Net interest income/margin on a taxable-equivalent basis(3)		$989,522	3.36%		$1,111,969	3.82%

Notes:

(1)	Loans, net of unearned income include non-accrual loans for all periods presented.
(2)	Interest income includes net loan fees of $8,831,000 and $19,980,000 for the quarters ended June 30, 2008 and 2007, respectively.
(3)	The computation of taxable-equivalent net interest income is based on the stautory federal income tax rate of 35%, adjusted for applicable state income taxes net of the related federal tax benefit.

The following table presents an analysis of net interest income/margin for the six months ended June 30 and includes discontinued operations:

Table 14—Consolidated Average Daily Balances and Yield/Rate Analysis Including Discontinued Operations

	Six Months Ended June 30
	2008			2007
(Dollars in thousands; yields on taxable-equivalent basis)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Interest-bearing deposits in other banks	$55,507	$784	2.84%	$60,031	$1,828	6.14%
Federal funds sold and securities purchased under agreements to resell	1,047,967	23,735	4.55	1,093,479	33,535	6.18
Trading account assets	1,491,034	28,102	3.79	1,515,741	31,874	4.24
Securities:
Taxable	16,771,515	408,251	4.90	17,495,478	442,442	5.10
Tax-exempt	723,598	30,086	8.36	750,338	33,217	8.93
Loans held for sale	635,409	18,596	5.89	2,369,570	88,558	7.54
Loans held for sale—divestitures	—	—	—	572,096	21,520	7.59
Margin receivables	584,017	12,324	4.24	543,404	18,899	7.01
Loans, net of unearned income(1)(2)	96,456,468	2,910,406	6.07	94,194,342	3,480,611	7.45

Total interest-earning assets	117,765,515	3,432,284	5.86	118,594,479	4,152,484	7.06
Allowance for loan losses	(1,351,680)			(1,059,287)
Cash and due from banks	2,585,504			2,906,636
Other non-earning assets	23,218,565			19,297,089

	$142,217,904			$139,738,917

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Savings accounts	$3,754,758	2,268	0.12	$3,883,218	5,848	0.30
Interest-bearing transaction accounts	15,508,322	78,582	1.02	15,964,412	167,678	2.12
Money market accounts	18,558,242	167,687	1.82	19,321,743	319,007	3.33
Time deposits	29,753,098	608,262	4.11	31,094,914	695,580	4.51
Foreign deposits	5,820,400	68,542	2.37	7,007,874	164,494	4.73
Interest-bearing deposits—divestitures	—	—	—	754,560	12,091	3.23

Total interest-bearing deposits	73,394,820	925,341	2.54	78,026,721	1,364,698	3.53
Federal funds purchased and securities sold under agreements to repurchase	8,218,207	107,293	2.63	7,816,286	186,763	4.82
Other short-term borrowings	6,243,550	91,009	2.93	2,232,307	50,535	4.57
Long-term borrowings	12,289,800	292,635	4.79	8,811,373	251,006	5.74

Total interest-bearing liabilities	100,146,377	1,416,278	2.84	96,886,687	1,853,002	3.86

Net interest spread			3.02			3.20

Non-interest-bearing deposits	17,708,288			19,462,501
Other liabilities	4,550,198			3,144,365
Stockholders’ equity	19,813,041			20,245,364

	$142,217,904			$139,738,917

Net interest income/margin on a taxable-equivalent basis(3)		$2,016,006	3.44%		$2,299,482	3.91%

Notes:

(1)	Loans, net of unearned income include non-accrual loans for all periods presented.
(2)	Interest income includes net loan fees of $18,445,000 and $41,408,000 for the six months ended June 30, 2008 and 2007, respectively.
(3)	The computation of taxable-equivalent net interest income is based on the stautory federal income tax rate of 35%, adjusted for applicable state income taxes net of the related federal tax benefit.

For the second quarter of 2008, net interest income (taxable-equivalent basis) totaled $1.0 billion compared to $1.1 billion in the second quarter of 2007. The net interest margin (taxable-equivalent basis) was 3.36% in the second quarter of 2008, compared to 3.82% during the second quarter of 2007. The change in the net interest margin is attributable to the continued pressure of a negative shift in the deposit mix, the impact of recent yield curve movements (including recent Federal Reserve interest rate reductions) and higher non-performing asset levels. Also, the issuances of $750 million of subordinated debt and $345 million of junior subordinated debt during the second quarter of 2008 further pressured the net interest margin during the quarter.

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

Exposure to Interest Rate Movements—As of June 30, 2008, Regions was generally balanced in positioning to both gradual and instantaneous rate shifts of plus or minus 100 and 200 basis points. The following table demonstrates the estimated potential effect that gradual (over six months beginning at June 30, 2008) and instantaneous parallel interest rate shifts would have on Regions’ annual net interest income. Results of the same analysis for the comparable period for 2007 are presented for comparison purposes.

Table 15—Interest Rate Sensitivity

	Estimated Annual % Change in Net Interest Income June 30
Gradual Change in Interest Rates	2008	2007
+200 basis points	(0.6)%	0.9%
+100 basis points	(0.3)	0.6
-100 basis points	(0.5)	(0.4)
-200 basis points	(2.0)	(0.3)

	Estimated Annual % Change in Net Interest Income June 30
Instantaneous Change in Interest Rates	2008	2007
+200 basis points	(1.5)%	0.1%
+100 basis points	(0.7)	0.2
-100 basis points	(0.6)	(0.4)
-200 basis points	(2.7)	(0.3)

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

In the normal course of business, Morgan Keegan enters into underwriting and forward and future commitments. At June 30, 2008, the contract amounts were $32 million to purchase and $158 million to sell U.S. Government and municipal securities. Morgan Keegan typically settles its position by entering into equal but opposite contracts and, as such, the contract amounts do not necessarily represent future cash requirements. Settlement of the transactions relating to such commitments is not expected to have a material effect on Regions’ consolidated financial position. Transactions involving future settlement give rise to market risk, which represents the potential loss that can be caused by a change in the market value of a particular financial instrument. Regions’ exposure to market risk is determined by a number of factors, including the size, composition and diversification of positions held, the absolute and relative levels of interest rates, and market volatility.

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

Interest rate risk at Morgan Keegan arises from the exposure of holding interest-sensitive financial instruments such as government, corporate and municipal bonds, and certain preferred equities. Morgan Keegan manages its exposure to interest rate risk by setting and monitoring limits and, where feasible, entering into offsetting positions in securities with similar interest rate risk characteristics. Securities inventories are marked to market, and accordingly there are no unrecorded gains or losses in value. While a significant portion of the securities inventories have maturities in excess of five years, these inventories, on average, turn over in excess of twelve times per year. Accordingly, the exposure to interest rate risk inherent in Morgan Keegan’s securities inventories is less than that of similar financial instruments held by firms in other industries. Morgan Keegan’s equity securities inventories are exposed to risk of loss in the event of unfavorable price movements. Also, Morgan Keegan is subject to credit risk arising from non-performance by trading counterparties, customers and issuers of debt securities owned. This risk is managed by imposing and monitoring position limits, monitoring trading counterparties, reviewing security concentrations, holding and marking to market collateral, and conducting business through clearing organizations that guarantee performance. Morgan Keegan regularly participates in the trading of some derivative securities for its customers; however, this activity does not involve Morgan Keegan acquiring a position or commitment in these products, and this trading is not a significant portion of Morgan Keegan’s business.

To manage trading risks arising from interest rate and equity price risks, Regions uses several Value at Risk (“VAR”) models to measure the potential fair value the Company could lose on its trading positions given a specified statistical confidence level and time-to-liquidate time horizon. The end-of-period VAR was approximately $0.9 million as of June 30, 2008 and $1.8 million at December 31, 2007. Maximum daily VAR utilization during the second quarter of 2008 was $3.6 million and average daily VAR during the same period was $2.2 million.

PROVISION FOR LOAN LOSSES

The provision for loan losses is used to maintain the allowance for loan losses at a level that in management’s judgment is adequate to cover losses inherent in the portfolio at the balance sheet date. In the second quarter of 2008, the provision for loan losses from continuing operations was $309.0 million and net charge-offs were $209.0 million. In the same quarter of 2007, provision from continuing operations was $60.0 million, while net charge-offs were $53.9 million. Net charge-offs as a percent of average loans (annualized) was 0.86% for the second quarter of 2008 compared to 0.23% for the corresponding period in 2007. For the first six months of 2008, the provision for loan losses from continuing operations was $490.0 million and net charge-offs were $334.7 million. For the same period of 2007, provision from continuing operations was $107.0 million, while net charge-offs were $99.9 million. Net charge-offs as a percent of average loans (annualized) was 0.70% for the first six months of 2008 compared to 0.21% for the corresponding period in 2007. The increase in the loan loss provision for the quarter and the first half of 2008 was primarily due to an increase in management’s estimate of losses inherent in its residential homebuilder and home equity portfolios, as well as generally weaker economic conditions in the broader economy. For further information on the allowance for loan losses and net charge-offs see Table 3 “Allowance for Credit Losses”.

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

The real estate mortgage portfolio includes various loan types. A large portion is owner-occupied loans to businesses for long-term financing of land and buildings. These loans are generally underwritten and managed in the commercial business line. Regions attempts to minimize risk on owner-occupied properties by requiring collateral values that exceed the loan amount, adequate cash flow to service the debt and, in many cases, the personal guarantees of the principals of the borrowers. Another large component of real estate mortgage loans is loans to real estate developers and investors for the financing of land or buildings, where the repayment is generated by the real estate property. Also included in this category are loans on one-to-four family residential properties, which are secured principally by single-family residences. Loans of this type are generally smaller in size and are geographically dispersed throughout Regions’ market areas, with some guaranteed by government agencies or private mortgage insurers. Equity loans and lines, while not included in this category, are similar in nature to one-to-four family loans, except that approximately 58% of equity loans and lines are in a second lien position. Losses on the residential and equity line and loan portfolios depend, to a large degree, on the level of interest rates, the unemployment rate, economic conditions and collateral values, and thus are difficult to predict.

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

NON-INTEREST INCOME

The following tables present a summary of non-interest income from continuing operations:

Table 16—Non-Interest Income

	Three Months Ended June 30		% Change
(In thousands)	2008	2007
Service charges on deposit accounts	$294,182	$297,638	(1.16)%
Brokerage and investment banking	256,863	207,372	23.87
Trust department income	58,537	64,590	(9.37)
Mortgage income	24,926	40,830	(38.95)
Net securities losses	(28)	(32,806)	NM
Commercial credit fee income	26,788	18,971	41.20
Insurance commissions and fees	26,818	25,476	5.27
Other miscellaneous income	55,134	74,730	(26.22)

	$743,220	$696,801	6.66%

	Six Months Ended June 30		% Change
(In thousands)	2008	2007
Service charges on deposit accounts	$565,795	$581,735	(2.74)%
Brokerage and investment banking	486,066	393,567	23.50
Trust department income	115,475	128,072	(9.84)
Mortgage income	70,546	77,851	(9.38)
Net securities gains (losses)	91,615	(32,502)	NM
Commercial credit fee income	81,088	39,545	105.05
Insurance commissions and fees	57,717	52,705	9.51
Visa redemption gain	62,753	—	NM
Other miscellaneous income	120,468	152,740	(21.13)

	$1,651,523	$1,393,713	18.50%

Total non-interest income increased in the second quarter and first six months of 2008 compared to the same periods of 2007, due primarily to increases in brokerage and investment banking, commercial credit fees and insurance income. Offsetting these increases were decreases in service charges on deposit accounts, trust department income and mortgage income. There were also a few other items increasing non-interest income in the second quarter of 2008, which are discussed below. Expanded discussion of changes in various categories of non-interest income is included below.

Service charges on deposit accounts—Service charges on deposit accounts decreased in the second quarter and first six months of 2008 by $3.5 million and $15.9 million, respectively, compared to the same periods in 2007. These decreases are the result of an increase in NSF fee waivers following the merger-related conversions of deposit accounts during the fourth quarter of 2007. Additionally, during the first quarter of 2007, 52 branches were divested in connection with the AmSouth Bancorporation merger. Therefore, first quarter 2007 service charges included income from these branches for a partial quarter. Partially offsetting this decrease, second quarter 2008 service charges on deposit accounts reflects the impact of a pricing increase during the quarter.

Brokerage and investment banking—Brokerage and investment banking income increased $49.5 million and $92.5 million, respectively, compared to the second quarter and first six months of 2007 despite market turmoil. The increase was due primarily to continued solid results at Morgan Keegan driven by strong fixed-income and equity markets revenue. Morgan Keegan continues to benefit from Regions’ expanded customer base, primarily through the new offices opened in former AmSouth branches.

The following table details the components of revenue contributed by Morgan Keegan:

Table 17—Morgan Keegan

	Three Months Ended June 30		Six Months Ended June 30
(In thousands)	2008	2007	2008	2007
Revenues:
Commissions	$64,615	$77,563	$132,417	$149,968
Principal transactions	52,615	43,838	122,660	81,435
Investment banking	70,587	48,579	125,597	85,329
Interest	27,143	39,820	56,597	79,851
Trust fees and services	56,850	57,185	110,935	113,306
Investment advisory	54,685	48,088	107,117	89,880
Other	12,790	13,761	23,211	31,064

Total revenues	339,285	328,834	678,534	630,833
Expenses:
Interest expense	11,644	25,046	27,114	49,029
Non-interest expense(1)	266,937	225,074	541,674	431,182

Total expenses	278,581	250,120	568,788	480,211

Income before income taxes	60,704	78,714	109,746	150,622
Income taxes	22,463	28,603	40,532	54,970

Net income	$38,241	$50,111	$69,214	$95,652

(1)

Excludes approximately $0.5 million and $17.7 million of merger costs for the three and six months ended June 30, 2008, respectively. These amounts are a component of merger costs as reported in Table 12 “GAAP to Non-GAAP reconciliation”.

The following table details the breakout of revenue by division contributed by Morgan Keegan:

Table 18—Morgan Keegan

Breakout of Revenue by Division

(Dollars in thousands)	Private Client	Fixed-Income Capital Markets	Equity Capital Markets	Regions MK Trust	Asset Management	Interest And Other
Three months ended
June 30, 2008:
Gross revenue	$87,079	$97,488	$33,531	$56,851	$42,819	$21,517
Percent of gross revenue	25.7%	28.7%	9.9%	16.8%	12.6%	6.3%
Three months ended
June 30, 2007:
Gross revenue	$100,857	$61,660	$25,267	$57,184	$46,719	$37,147
Percent of gross revenue	30.6%	18.8%	7.7%	17.4%	14.2%	11.3%
Six months ended
June 30, 2008:
Gross revenue	$175,908	$186,940	$80,844	$110,932	$84,597	$39,313
Percent of gross revenue	25.9%	27.6%	11.9%	16.3%	12.5%	5.8%
Six months ended
June 30, 2007:
Gross revenue	$196,929	$109,216	$43,158	$113,306	$91,193	$77,031
Percent of gross revenue	31.2%	17.3%	6.8%	18.0%	14.5%	12.2%

Trust department income—Trust income for the second quarter and first six months of 2008 decreased $6.1 million and $12.6 million, respectively, compared to the same periods of 2007, primarily due to lower overall asset valuations during the second quarter and first half of 2008.

Mortgage income—For the second quarter and first six months of 2008, mortgage income decreased $15.9 million and $7.3 million, respectively, compared to the same period in 2007. This decrease reflects a $14.9 million loss (including transaction costs) on the sale of a $3.4 billion GNMA mortgage servicing portfolio during the second quarter of 2008.

Commercial credit fee income—Commercial credit fee income increased $7.8 million and $41.5 million during the second quarter and first six months of 2008 compared to the same periods of 2007, driven by a surge in derivative transactions executed by customers in an effort to manage their interest rate volatility.

Insurance commission and fees—Insurance commissions and fees increased $1.3 million and $5.0 million during the second quarter and first six months of 2008 compared to the second quarter and first six months of 2007, as a result of the acquisition of Barksdale Bonding and Insurance, Inc. that occurred during the first quarter of 2008.

Other non-interest income—Other non-interest income for the first six months of 2008 includes a $91.6 million net gain on the sale of securities available for sale and $62.8 million received from the redemption of a portion of the Company’s ownership interest in Visa’s IPO. For the first six months of 2007, other non-interest income includes a $32.8 million loss on the sale of securities available for sale. In the second quarter and first six months of 2008, other miscellaneous income decreased over the same periods in 2007. Miscellaneous income for the first six months of 2007 included a $9.1 million gain due to the termination of approximately $225 million of junior subordinated debt. Also, gains on sales of loans, primarily student loans, in the first six months of 2008 totaled $4.0 million, compared to $28.2 million during the same period in 2007.

NON-INTEREST EXPENSE

Table 19 “Non-Interest Expense (including Non-GAAP reconciliation)” presents a summary of non-interest expense from continuing operations, as well as a detail of merger charges included in non-interest expense. Regions incurred merger-related expenses during the second quarter and first six months of 2008 and 2007 in connection with the integration of Regions and AmSouth. No further merger-related expenses will be recorded after the second quarter of 2008. For expanded discussion of non-interest expense, refer to the discussion of each component following the table presented.

Table 19—Non-Interest Expense (including Non-GAAP reconciliation)

	Three Months Ended June 30						% Change Non-GAAP
	2008			2007
(In thousands)	GAAP	Less: Merger Charges	Non-GAAP	GAAP	Less: Merger Charges	Non-GAAP
Salaries and employee benefits	$598,844	$46,797	$552,047	$602,646	$23,047	$579,599	(4.75)%
Net occupancy expense	111,457	1,932	109,525	93,175	4,685	88,490	23.77
Furniture and equipment expense	85,122	5,129	79,993	74,048	992	73,056	9.50
Recapture of mortgage servicing rights, net	(67,000)	—	(67,000)	(38,000)	—	(38,000)	NM
Professional fees	53,126	4,374	48,752	40,055	10,487	29,568	64.88
Amortization of core deposit intangible	34,013	—	34,013	32,702	—	32,702	4.01
Other miscellaneous expenses	324,812	41,826	282,986	253,109	20,716	232,393	21.77

	$1,140,374	$100,058	$1,040,316	$1,057,735	$59,927	$997,808	4.26%

	Six Months Ended June 30						% Change Non-GAAP
	2008			2007
(In thousands)	GAAP	Less: Merger Charges	Non-GAAP	GAAP	Less: Merger Charges	Non-GAAP
Salaries and employee benefits	$1,242,331	$108,886	$1,133,445	$1,211,585	$46,578	$1,165,007	(2.71)%
Net occupancy expense	218,122	3,331	214,791	186,706	8,515	178,191	20.54
Furniture and equipment expense	164,358	4,985	159,373	146,857	1,237	145,620	9.44
Recapture of mortgage servicing rights, net	(25,000)	—	(25,000)	(37,000)	—	(37,000)	(32.43)
Professional fees	88,555	7,409	81,146	63,799	17,125	46,674	NM
Amortization of core deposit intangible	69,057	—	69,057	75,814	—	75,814	(8.91)
Loss on early extinguishment of debt	65,406	—	65,406	—	—	—	NM
Other miscellaneous expenses	567,804	51,045	516,759	518,940	35,465	483,475	6.88

	$2,390,633	$175,656	$2,214,977	$2,166,701	$108,920	$2,057,781	7.64%

Salaries and employee benefits—In the second quarter and first six months of 2008, salaries and employee benefits (excluding merger charges) declined slightly compared to the same periods of 2007, as a result of ongoing merger-related and other incremental cost savings actions along with reductions in headcount. As of June 30, 2008, Regions employed 31,564 associates compared to 34,293 at June 30, 2007.

Net occupancy expense—Net occupancy expense in the second quarter and first six months of 2008 increased compared to the corresponding year-earlier periods due primarily to new branches opened during 2007.

Furniture and equipment expense—In the second quarter and first six months of 2008, furniture and equipment expense increased due to increased depreciation expense associated with additions from new branches opened during 2007.

Recapture of mortgage servicing rights, net—Included in non-interest expense for the first six months of 2008 is $25.0 million of mortgage servicing rights impairment recapture compared to $37.0 million for the first six months of 2007.

Professional fees—In the second quarter and first six months of 2008, professional fees increased compared to the same periods of 2007. These increases are due to litigation incurred by the special assets group in the credit risk management division, resulting from credit cycle deterioration and higher legal costs.

Other expenses—Other miscellaneous expenses increased compared to the second quarter and first six months of 2007. Included in other miscellaneous expense for the first six months of 2008 is a $37.8 million write-down on the investment in two Morgan Keegan mutual funds and $27.1 million of other real estate expense. Other miscellaneous expenses benefited from the recognition of a $28.4 million litigation expense reduction related to Visa’s IPO during the first quarter of 2008. Regions had recorded a $51.5 million expense for Visa litigation during the fourth quarter of 2007.

INCOME TAXES

Regions’ second quarter and year-to-date 2008 provision for income taxes from continuing operations decreased $163.8 and $241.9 million, respectively, compared to the same periods in 2007, primarily due to decreased consolidated earnings. The effective tax rate from continuing operations for the second quarter and first six months of 2008 was 24.5% and 29.3%, respectively, compared to 33.7% and 33.5% in the second quarter and first six months of 2007. These decreases in the effective tax rate relate primarily to income mix, which was affected by the decrease in consolidated earnings.

From time to time, Regions engages in business plans that may also have an effect on its tax liabilities. While Regions has obtained the opinion of advisors that the tax aspects of these strategies should prevail, examination of Regions’ income tax returns, changes in tax law and regulatory guidance may impact the tax benefits of these plans.

Periodically, Regions invests in pass-through investment vehicles that generate tax credits, principally low-income housing and non-conventional fuel source credits, which directly reduce Regions’ federal income tax liability. Congress has legislated these tax credit programs to encourage capital inflows to these investment vehicles. The amount of tax benefit recognized from these tax credits was $14.2 million and $27.7 million in the second quarter and first six months of 2008, respectively, compared to $26.0 million and $58.2 million in the second quarter and first six months of 2007, respectively. The decline in tax credits in 2008 compared to 2007 is due to the expiration of the Company’s non-conventional fuel source credits on December 31, 2007.

Regions has segregated a portion of its investment securities and intellectual property into separate legal entities in order to, among other business purposes, maximize the return on such assets by the professional and focused management thereof. Regions has recognized state tax benefits related to these legal entities of $9.8 million and $20.9 million in the second quarter and first six months of 2008, respectively, compared to $10.9 million and $21.6 million in the second quarter and first six months of 2007, respectively.

Management’s determination of the realization of deferred tax assets is based upon management’s judgment of various future events and uncertainties, including the timing, nature and amount of future income earned by certain subsidiaries and the implementation of various plans to maximize realization of deferred tax assets. Management believes that the subsidiaries will generate sufficient operating earnings to realize the deferred tax benefits. However, management does not believe that it is more-likely-than-not that all of its state net operating loss carryforwards will be realized. Accordingly, a valuation allowance has been established in the amount of $23.2 million against such benefits at June 30, 2008, compared to $17.8 million at June 30, 2007.

Regions and its subsidiaries file income tax returns in the United States (“U.S.”), as well as in various state jurisdictions. As the successor of acquired taxpayers, Regions is responsible for the resolution of audits from both federal and state taxing authorities. With few exceptions in certain state jurisdictions, the Company is no longer subject to U.S. federal or state and local income tax examinations by taxing authorities for years before 2000, which would include audits of acquired entities. The Internal Revenue Service (“IRS”) has commenced an examination of the Company’s U.S. federal income tax returns for 2000 through 2006, the fieldwork for which is anticipated to be completed during the third quarter of 2008 for the latest taxable year currently under audit. As of June 30, 2008, the IRS and certain states have proposed various adjustments to the Company’s previously filed tax returns. Management is currently evaluating those proposed adjustments; however, the Company does not anticipate the adjustments would result in a material change to its financial position or results of operations.

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

As of June 30, 2008 and December 31, 2007, the liability for gross unrecognized tax benefits was approximately $793.0 million and $746.3 million, respectively. Of the Company’s liability for gross unrecognized tax benefits as of June 30, 2008, approximately $742.8 million would reduce the Company’s effective tax rate, if recognized. As of June 30, 2008, the Company recognized a liability of approximately $267.6 million for interest, on a pre-tax basis.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Reference is made to pages 45 through 48 included in Management’s Discussion and Analysis.

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

Regions and its affiliates are subject to litigation, including the litigation discussed below, and claims arising in the ordinary course of business. Punitive damages are routinely claimed in these cases. Regions continues to be concerned about the general trend in litigation involving large damage awards against financial service company defendants. Regions evaluates these contingencies based on information currently available, including advice of counsel and assessment of available insurance coverage. Although it is not possible to predict the ultimate resolution or financial liability with respect to these litigation contingencies, management is currently of the opinion that the outcome of pending and threatened litigation would not have a material effect on Regions’ consolidated financial position or results of operations, except to the extent indicated in the discussion below.

In late 2007 and during 2008, Regions and certain of its affiliates were named in class-action lawsuits filed in federal and state courts on behalf of investors who purchased shares of certain Regions Morgan Keegan Select Funds (the “Funds”) and shareholders of Regions. The complaints contain various allegations, including claims that the Funds and the defendants misrepresented or failed to disclose material facts relating to the activities of the Funds. No class has been certified, and at this stage of the lawsuits Regions cannot determine the probability of a material adverse result or reasonably estimate a range of potential exposures, if any. However, it is possible that an adverse resolution of these matters may be material to Regions’ consolidated financial position or results of operations. In addition, the Company has received requests for information from the SEC Staff regarding the matters subject to the litigation described above.

Certain of the shareholders in these Funds and other interested parties have entered into arbitration proceedings and individual civil claims, in lieu of participating in the class actions. As with the class actions, these proceedings are in the preliminary stages. Although it is not possible to predict the ultimate resolution or financial liability with respect to these contingencies, management is currently of the opinion that the outcome of these proceedings would not have a material effect on Regions’ consolidated financial position or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Information concerning Regions’ repurchases of its outstanding common stock during the three-month period ended June 30, 2008, is set forth in the following table:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - 30, 2008	—	—	—	23,072,300
May 1 - 31, 2008	—	—	—	23,072,300
June 1 - 30, 2008	—	—	—	23,072,300
Total	—	—	—	23,072,300

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

The regular Annual Meeting of Stockholders of Regions was held on April 17, 2008, at which meeting the stockholders (i) elected six nominees as directors and (ii) ratified the appointment of Ernst & Young LLP as independent auditors. The following is a tabulation of the voting on these matters:

ELECTION OF DIRECTORS

Names	Votes For	Votes Against	Abstentions	Broker Nonvotes
David J. Cooper Sr.	551,533,073	21,465,981	8,418,792	N/A
Earnest W. Deavenport, Jr.	475,559,715	97,010,703	8,847,428	N/A
Charles D. McCrary	550,475,361	22,536,959	8,405,526	N/A
John E. Maupin, Jr.	555,084,907	17,748,759	8,582,486	N/A
Jorge M. Perez	550,197,606	22,549,492	8,670,747	N/A
Spence L. Wilson	554,834,714	18,622,753	7,960,377	N/A

RATIFICATION OF THE APPOINTMENT OF INDEPENDENT AUDITORS

Votes For	Votes Against	Abstentions	Broker Nonvotes
561,299,565	12,410,290	7,707,990	N/A

Item 6.	Exhibits

The following is a list of exhibits including items incorporated by reference

3.1	Restated Certificate of Incorporation filed as Exhibit 3.1 to Form 10-Q Quarterly Report filed by registrant on August 3, 2007, incorporated herein by reference

3.2	By-laws as restated filed as Exhibit 3.2 to Form 8-K Current Report filed by registrant on April 22, 2008, incorporated herein by reference

10.1	Regions Financial Corporation Supplemental 401(k) Plan Amended and Restated as of April 1, 2008

12	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned thereunto duly authorized.

Regions Financial Corporation

DATE: August 6, 2008

/s/ HARDIE B. KIMBROUGH, JR.
Hardie B. Kimbrough, Jr.
Executive Vice President and Controller
(Chief Accounting Officer and Authorized Officer)