Form 10-Q
period 2008-09-30
REGIONS FINANCIAL CORP
filed 2008-10-30
CIK 1281761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

or

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

The number of shares outstanding of each of the issuer’s classes of common stock was 691,956,000 shares of common stock, par value $.01, outstanding as of September 30, 2008.

REGIONS FINANCIAL CORPORATION

FORM 10-Q

Forward-Looking Statements

This Quarterly Report on Form 10-Q, other periodic reports filed by Regions Financial Corporation (“Regions”) under the Securities Exchange Act of 1934, as amended, and any other written or oral statements made by or on behalf of Regions may include forward-looking statements. The Private Securities Litigation Reform Act of 1995 (“the Act”) provides a “safe harbor” for forward-looking statements which are identified as such and are accompanied by the identification of important factors that could cause actual results to differ materially from the forward-looking statements. For these statements, we, together with our subsidiaries, unless the context implies otherwise, claim the protection afforded by the safe harbor in the Act. Forward-looking statements are not based on historical information, but rather are related to future operations, strategies, financial results or other developments. Forward-looking statements are based on management’s expectations as well as certain assumptions and estimates made by, and information available to, management at the time the statements are made. Those statements are based on general assumptions and are subject to various risks, uncertainties and other factors that may cause actual results to differ materially from the views, beliefs and projections expressed in such statements. These risks, uncertainties and other factors include, but are not limited to, those described below:

•

Congress recently enacted the Emergency Economic Stabilization Act of 2008, and the U.S. Treasury and banking regulators are implementing a number of programs to address capital and liquidity issues in the banking system, all of which may have significant effects on Regions and the financial services industry, the exact nature and extent of which cannot be determined at this time.

•

Possible other changes in trade, monetary and fiscal policies, laws and regulations, and other activities of governments, agencies, and similar organizations, including changes in accounting standards, may have an adverse effect on business.

•	The current stresses in the financial and residential real estate markets, including possible continued deterioration in residential property values.

•	Regions’ ability to manage fluctuations in the value of assets and liabilities and off-balance sheet exposure so as to maintain sufficient capital and liquidity to support Regions’ business.

•	Regions’ ability to achieve the earnings expectations related to businesses that have been acquired or that may be acquired in the future.

•	Regions’ ability to expand into new markets and to maintain profit margins in the face of competitive pressures.

•	Regions’ ability to develop competitive new products and services in a timely manner and the acceptance of such products and services by Regions’ customers and potential customers.

•	Regions’ ability to keep pace with technological changes.

•	Regions’ ability to effectively manage interest rate risk, market risk, credit risk, operational risk, legal risk, liquidity risk, and regulatory and compliance risk.

•	The cost and other effects of material contingencies, including litigation contingencies.

•	The effects of increased competition from both banks and non-banks.

•	Possible changes in interest rates may increase funding costs and reduce earning asset yields, thus reducing margins.

•	Possible changes in general economic and business conditions in the United States in general and in the communities Regions serves in particular.

•	Possible changes in the creditworthiness of customers and the possible impairment of collectibility of loans.

•	The effects of geopolitical instability and risks such as terrorist attacks.

•	Possible changes in consumer and business spending and saving habits could affect Regions’ ability to increase assets and to attract deposits.

•	The effects of weather and natural disasters such as droughts and hurricanes.

The words “believe,” “expect,” “anticipate,” “project,” and similar expressions often signify forward-looking statements. You should not place undue reliance on any forward-looking statements, which speak only as of the date made. We assume no obligation to update or revise any forward-looking statements that are made from time to time.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)	September 30 2008	December 31 2007	September 30 2007
Assets
Cash and due from banks	$2,985,950	$3,720,365	$2,902,340
Interest-bearing deposits in other banks	29,638	31,706	29,895
Federal funds sold and securities purchased under agreements to resell	698,142	1,177,170	706,378
Trading account assets	1,111,818	907,300	1,355,007
Securities available for sale	17,632,912	17,318,074	16,957,077
Securities held to maturity	50,494	50,935	49,559
Loans held for sale (includes $495,206 measured at fair value at September 30, 2008)	1,053,977	720,924	792,142
Margin receivables	587,178	504,614	525,953
Loans, net of unearned income	98,711,810	95,378,847	94,373,632
Allowance for loan losses	(1,472,141)	(1,321,244)	(1,070,716)

Net loans	97,239,669	94,057,603	93,302,916
Premises and equipment, net	2,730,301	2,610,851	2,473,339
Interest receivable	512,196	615,711	664,974
Goodwill	11,529,091	11,491,673	11,453,078
Mortgage servicing rights	263,138	321,308	377,201
Other identifiable intangible assets	660,998	759,832	804,328
Other assets	7,206,993	6,753,651	5,841,002

Total assets	$144,292,495	$141,041,717	$138,235,189

Liabilities and Stockholders’ Equity
Deposits:
Non-interest-bearing	$18,044,840	$18,417,266	$18,834,856
Interest-bearing	71,175,708	76,357,702	74,605,074

Total deposits	89,220,548	94,774,968	93,439,930
Borrowed funds:
Short-term borrowings:
Federal funds purchased and securities sold under agreements to repurchase	10,427,005	8,820,235	8,063,739
Other short-term borrowings	7,114,553	2,299,887	1,727,346

Total short-term borrowings	17,541,558	11,120,122	9,791,085
Long-term borrowings	14,168,524	11,324,790	10,817,491

Total borrowed funds	31,710,082	22,444,912	20,608,576
Other liabilities	3,656,586	3,998,808	4,340,334

Total liabilities	124,587,216	121,218,688	118,388,840
Stockholders’ equity:
Common stock, par value $.01 per share:
Authorized 1,500,000,000 shares
Issued including treasury stock—735,769,666; 734,689,800 and 734,615,634 shares, respectively	7,358	7,347	7,346
Additional paid-in capital	16,606,677	16,544,651	16,527,540
Retained earnings	4,445,375	4,439,505	4,632,033
Treasury stock, at cost—43,813,524; 41,054,113 and 37,283,713 shares, respectively	(1,423,620)	(1,370,761)	(1,270,922)
Accumulated other comprehensive income (loss), net	69,489	202,287	(49,648)

Total stockholders’ equity	19,705,279	19,823,029	19,846,349

Total liabilities and stockholders’ equity	$144,292,495	$141,041,717	$138,235,189

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands, except per share data)	2008	2007	2008	2007
Interest income on:
Loans, including fees	$1,318,463	$1,742,172	$4,222,051	$5,249,854
Securities:
Taxable	207,903	210,932	616,154	653,374
Tax-exempt	10,974	10,020	30,647	31,899

Total securities	218,877	220,952	646,801	685,273
Loans held for sale	8,514	12,302	27,110	82,007
Federal funds sold and securities purchased under agreements to resell	7,746	18,154	31,481	51,689
Trading account assets	9,868	10,271	36,383	41,676
Margin receivables	4,776	8,754	17,100	27,653
Time deposits in other banks	151	515	935	2,343

Total interest income	1,568,395	2,013,120	4,981,861	6,140,495
Interest expense on:
Deposits	391,271	673,585	1,316,612	2,038,283
Short-term borrowings	101,635	115,092	299,937	352,390
Long-term borrowings	153,894	144,662	446,529	395,668

Total interest expense	646,800	933,339	2,063,078	2,786,341

Net interest income	921,595	1,079,781	2,918,783	3,354,154
Provision for loan losses	417,000	90,000	907,000	197,000

Net interest income after provision for loan losses	504,595	989,781	2,011,783	3,157,154
Non-interest income:
Service charges on deposit accounts	294,038	288,296	859,833	870,031
Brokerage, investment banking and capital markets	240,839	227,613	785,072	640,799
Trust department income	66,473	62,449	181,948	190,521
Mortgage income	33,030	29,806	103,576	107,657
Securities gains (losses), net	43	23,994	91,658	(8,508)
Other	84,841	96,986	348,700	322,357

Total non-interest income	719,264	729,144	2,370,787	2,122,857
Non-interest expense:
Salaries and employee benefits	551,871	581,425	1,794,202	1,793,010
Net occupancy expense	110,595	120,753	328,717	307,459
Furniture and equipment expense	85,375	74,127	249,733	220,984
Impairment (recapture) of mortgage servicing rights	11,000	20,000	(14,000)	(17,000)
Other	368,790	349,089	1,159,612	1,007,642

Total non-interest expense	1,127,631	1,145,394	3,518,264	3,312,095

Income from continuing operations before income taxes	96,228	573,531	864,306	1,967,916
Income taxes	5,870	179,291	230,592	645,868

Income from continuing operations	90,358	394,240	633,714	1,322,048

Discontinued operations (Note 11):
Loss from discontinued operations before income taxes	(17,501)	(122)	(17,974)	(216,622)
Income tax benefit	(6,604)	(46)	(6,782)	(75,028)

Loss from discontinued operations, net of tax	(10,897)	(76)	(11,192)	(141,594)

Net income	$79,461	$394,164	$622,522	$1,180,454

Weighted-average number of shares outstanding:
Basic	695,950	700,589	695,676	712,181
Diluted	696,205	704,485	696,034	718,084
Earnings per share from continuing operations(1):
Basic	$0.13	$0.56	$0.91	$1.86
Diluted	0.13	0.56	0.91	1.84
Earnings per share from discontinued operations(1):
Basic	(0.02)	—	(0.02)	(0.20)
Diluted	(0.02)	—	(0.02)	(0.20)
Earnings per share(1):
Basic	0.11	0.56	0.89	1.66
Diluted	0.11	0.56	0.89	1.64
Cash dividends declared per share	0.10	0.36	0.86	1.08

(1)	Certain per share amounts may not appear to reconcile due to rounding.

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock, At Cost	Accumulated Other Comprehensive Income (Loss)	Total
(In thousands, except share and per share data)	Shares	Amount
BALANCE AT JANUARY 1, 2007	730,076	$7,303	$16,339,726	$4,493,245	$(7,548)	$(131,272)	$20,701,454
Cumulative effect of changes in accounting principles due to adoption of FIN 48 and FSP 13-2	—	—	—	(269,403)	—	—	(269,403)
Comprehensive income:
Net income	—	—	—	1,180,454	—	—	1,180,454
Net change in unrealized gains and losses on securities available for sale, net of tax and reclassification adjustment*	—	—	—	—	—	41,375	41,375
Net change in unrealized gains and losses on derivative instruments, net of tax and reclassification adjustment*	—	—	—	—	—	36,980	36,980
Net change from defined benefit pension plans, net of tax*	—	—	—	—	—	3,269	3,269

Comprehensive income							1,262,078
Cash dividends declared—$1.08 per share	—	—	—	(772,263)	—	—	(772,263)
Purchase of treasury stock	(37,084)	—	—	—	(1,263,374)	—	(1,263,374)
Common stock transactions:
Stock transactions with employees under compensation plans, net	795	8	(12,298)	—	—	—	(12,290)
Stock options exercised, net	3,545	35	146,382	—	—	—	146,417
Amortization of unearned restricted stock	—	—	53,730	—	—	—	53,730

BALANCE AT SEPTEMBER 30, 2007	697,332	$7,346	$16,527,540	$4,632,033	$(1,270,922)	$(49,648)	$19,846,349

BALANCE AT JANUARY 1, 2008	693,636	$7,347	$16,544,651	$4,439,505	$(1,370,761)	$202,287	$19,823,029
Cumulative effect of changes in accounting principles due to adoption of EITF 06-4, EITF 06-10 and FAS 158 (see Note 12)	—	—	—	(17,246)	—	—	(17,246)
Comprehensive income:
Net income	—	—	—	622,522	—	—	622,522
Net change in unrealized gains and losses on securities available for sale, net of tax and reclassification adjustment*	—	—	—	—	—	(115,972)	(115,972)
Net change in unrealized gains and losses on derivative instruments, net of tax and reclassification adjustment*	—	—	—	—	—	(18,003)	(18,003)
Net change from defined benefit pension plans, net of tax*	—	—	—	—	—	1,177	1,177

Comprehensive income							489,724
Cash dividends declared—$0.86 per share	—	—	—	(599,406)	—	—	(599,406)
Common stock transactions:
Stock transactions with employees under compensation plans, net	(1,806)	10	(2,159)	—	(52,859)	—	(55,008)
Stock options exercised, net	126	1	24,580	—	—	—	24,581
Amortization of unearned restricted stock	—	—	39,605	—	—	—	39,605

BALANCE AT SEPTEMBER 30, 2008	691,956	$7,358	$16,606,677	$4,445,375	$(1,423,620)	$69,489	$19,705,279

*	See disclosure of reclassification adjustment amount and tax effect, as applicable, in Note 3 to the consolidated financial statements.

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30
(In thousands)	2008	2007
Operating activities:
Net income	$622,522	$1,180,454
Adjustments to reconcile net cash provided by operating activities:
Provision for loan losses	907,000	197,000
Depreciation and amortization of premises and equipment	213,417	193,705
Recapture of impairment of mortgage servicing rights	(14,000)	(17,000)
Provision for losses on other real estate, net	62,341	2,549
Net accretion of securities	(11,778)	(19,792)
Net amortization of loans and other assets	103,920	187,619
Net accretion of deposits and borrowings	(11,666)	(44,136)
Net securities (gains) losses	(91,658)	8,508
Net loss (gain) on sale of premises and equipment	1,505	(1,284)
Loss on early extinguishment of debt	65,405	—
Deferred income tax benefit	(121,497)	(187,207)
Excess tax benefits from share-based payments	(37)	(4,043)
Originations and purchases of loans held for sale	(4,434,875)	(6,368,110)
Proceeds from sales of loans held for sale	4,703,790	9,506,771
(Gain) loss on sale of loans, net	(41,737)	119,626
Loss from sale of mortgage servicing rights	14,857	—
(Increase) decrease in trading account assets	(157,157)	87,987
(Increase) decrease in margin receivables	(82,564)	44,109
Decrease (increase) in interest receivable	103,515	(4,363)
Increase in other assets	(552,758)	(1,618,556)
(Decrease) increase in other liabilities	(357,341)	858,656
Other	906	41,438

Net cash provided by operating activities	922,110	4,163,931
Investing activities:
Proceeds from sale of securities available for sale	2,022,102	1,372,270
Proceeds from maturity of:
Securities available for sale	2,331,269	1,850,327
Securities held to maturity	5,809	5,695
Purchases of:
Securities available for sale	(4,691,552)	(1,471,717)
Securities held to maturity	(5,367)	(6,044)
Proceeds from sales of loans	510,566	958,722
Proceeds from sales of mortgage servicing rights	43,763	—
Net increase in loans	(5,085,753)	(349,387)
Net purchase of premises and equipment	(334,372)	(278,079)
Net cash received from disposition of business	—	5,700
Net cash received from deposits assumed	893,934	—

Net cash (used in) provided by investing activities	(4,309,601)	2,087,487
Financing activities:
Net decrease in deposits	(6,442,099)	(7,760,054)
Net increase in short-term borrowings	6,421,436	124,014
Proceeds from long-term borrowings	5,805,473	5,168,241
Payments on long-term borrowings	(3,038,042)	(2,977,247)
Cash dividends	(599,406)	(772,263)
Purchase of treasury stock	—	(1,263,374)
Proceeds from exercise of stock options	24,581	146,417
Excess tax benefits from share-based payments	37	4,043

Net cash provided by (used in) financing activities	2,171,980	(7,330,223)

Decrease in cash and cash equivalents	(1,215,511)	(1,078,805)
Cash and cash equivalents at beginning of year	4,929,241	4,717,418

Cash and cash equivalents at end of period	$3,713,730	$3,638,613

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Three and Nine Months Ended September 30, 2008 and 2007

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

NOTE 2—Earnings per Share

The following table sets forth the computation of basic earnings per share and diluted earnings per share:

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands, except per share amounts)	2008	2007	2008	2007
Numerator:
For earnings per share—basic and diluted
Income from continuing operations	$90,358	$394,240	$633,714	$1,322,048
Loss from discontinued operations, net of tax	(10,897)	(76)	(11,192)	(141,594)

Net income	$79,461	$394,164	$622,522	$1,180,454

Denominator:
For earnings per share—basic Weighted-average shares outstanding	695,950	700,589	695,676	712,181
Effect of dilutive securities:
Common stock equivalents	255	3,896	358	5,903

For earnings per share—diluted	696,205	704,485	696,034	718,084

Earnings per share from continuing operations(1):
Basic	$0.13	$0.56	$0.91	$1.86
Diluted	0.13	0.56	0.91	1.84
Earnings per share from discontinued operations(1):
Basic	(0.02)	—	(0.02)	(0.20)
Diluted	(0.02)	—	(0.02)	(0.20)
Earnings per share(1):
Basic	0.11	0.56	0.89	1.66
Diluted	0.11	0.56	0.89	1.64

(1)	Certain per share amounts may not appear to reconcile due to rounding.

The effect from the assumed exercise of 53,308,000 and 21,852,000 stock options for the three months ended and 52,712,000 and 10,962,000 stock options for the nine months ended September 30, 2008 and 2007, respectively, was not included in the above computations of diluted earnings per share because such amounts would have had an antidilutive effect on earnings per share.

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

The disclosure of the reclassification amount is as follows:

	Three Months Ended September 30, 2008
(In thousands)	Before Tax	Tax Effect	Net of Tax
Net income	$78,727	$734	$79,461
Net unrealized holding gains and losses on securities available for sale arising during the period	20,620	(6,856)	13,764
Less: reclassification adjustments for net securities gains realized in net income	43	(15)	28

Net change in unrealized gains and losses on securities available for sale	20,577	(6,841)	13,736
Net unrealized holding gains and losses on derivatives arising during the period	53,038	(20,170)	32,868
Less: reclassification adjustments for net gains realized in net income	39,281	(14,942)	24,339

Net change in unrealized gains and losses on derivative instruments	13,757	(5,228)	8,529
Net actuarial gains and losses arising during the period	679	151	830
Less: amortization of actuarial loss and prior service credit realized in net income	709	(248)	461

Net change from defined benefit plans	(30)	399	369

Comprehensive income	$113,031	$(10,936)	$102,095

	Three Months Ended September 30, 2007
(In thousands)	Before Tax	Tax Effect	Net of Tax
Net income	$573,409	$(179,245)	$394,164
Net unrealized holding gains and losses on securities available for sale arising during the period	214,774	(80,336)	134,438
Less: reclassification adjustments for net securities gains realized in net income	23,994	(8,398)	15,596

Net change in unrealized gains and losses on securities available for sale	190,780	(71,938)	118,842
Net unrealized holding gains and losses on derivatives arising during the period	104,612	(38,373)	66,239
Less: reclassification adjustments for net losses realized in net income	(1,485)	519	(966)

Net change in unrealized gains and losses on derivative instruments	106,097	(38,892)	67,205
Net actuarial gains and losses arising during the period	3,499	(1,346)	2,153
Less: amortization of actuarial loss and prior service credit realized in net income	1,796	(629)	1,167

Net change from defined benefit plans	1,703	(717)	986

Comprehensive income	$871,989	$(290,792)	$581,197

	Nine Months Ended September 30, 2008
(In thousands)	Before Tax	Tax Effect	Net of Tax
Net income	$846,332	$(223,810)	$622,522
Net unrealized holding gains and losses on securities available for sale arising during the period	(97,213)	40,819	(56,394)
Less: reclassification adjustments for net securities gains realized in net income	91,658	(32,080)	59,578

Net change in unrealized gains and losses on securities available for sale	(188,871)	72,899	(115,972)
Net unrealized holding gains and losses on derivatives arising during the period	70,814	(26,930)	43,884
Less: reclassification adjustments for net gains realized in net income	99,881	(37,994)	61,887

Net change in unrealized gains and losses on derivative instruments	(29,067)	11,064	(18,003)
Net actuarial gains and losses arising during the period	4,254	(1,694)	2,560
Less: amortization of actuarial loss and prior service credit realized in net income	2,127	(744)	1,383

Net change from defined benefit plans	2,127	(950)	1,177

Comprehensive income	$630,521	$(140,797)	$489,724

	Nine Months Ended September 30, 2007
(In thousands)	Before Tax	Tax Effect	Net of Tax
Net income	$1,751,294	$(570,840)	$1,180,454
Net unrealized holding gains and losses on securities available for sale arising during the period	60,495	(24,650)	35,845
Less: reclassification adjustments for net securities losses realized in net income	(8,508)	2,978	(5,530)

Net change in unrealized gains and losses on securities available for sale	69,003	(27,628)	41,375
Net unrealized holding gains and losses on derivatives arising during the period	60,760	(19,743)	41,017
Less: reclassification adjustments for net gains realized in net income	6,211	(2,174)	4,037

Net change in unrealized gains and losses on derivative instruments	54,549	(17,569)	36,980
Net actuarial gains and losses arising during the period	10,500	(3,729)	6,771
Less: amortization of actuarial loss and prior service credit realized in net income	5,388	(1,886)	3,502

Net change from defined benefit plans	5,112	(1,843)	3,269

Comprehensive income	$1,879,958	$(617,880)	$1,262,078

NOTE 4—Pension and Other Postretirement Benefits

Net periodic pension and other postretirement benefits cost included the following components for the three months ended September 30:

	Pension		Other Postretirement Benefits
(In thousands)	2008	2007	2008	2007
Service cost	$10,157	$12,207	$104	$234
Interest cost	22,024	24,052	685	766
Expected return on plan assets	(29,614)	(32,851)	(49)	(67)
Amortization of prior service cost (credit)	864	(67)	(184)	(105)
Amortization of actuarial loss	28	1,863	—	12
Curtailment gains	—	(1,740)	—	—

	$3,459	$3,464	$556	$840

Net periodic pension and other postretirement benefits cost included the following components for the nine months ended September 30:

	Pension		Other Postretirement Benefits
(In thousands)	2008	2007	2008	2007
Service cost	$30,470	$32,791	$310	$703
Interest cost	66,072	64,756	2,054	2,297
Expected return on plan assets	(88,841)	(87,325)	(145)	(202)
Amortization of prior service cost (credit)	2,592	(200)	(551)	(313)
Amortization of actuarial loss	85	5,588	—	36
Settlement charge	—	2,300	—	—
Curtailment gains	(4,383)	(8,792)	—	—

	$5,995	$9,118	$1,668	$2,521

The curtailment gains recognized during the first nine months of 2008 and 2007 resulted from merger-related employment terminations. The settlement charge during the first nine months of 2007 relates to the settlement of a liability under the Regions supplemental executive retirement plan for a certain executive officer.

NOTE 5—Share-Based Payments

Regions has long-term incentive compensation plans that permit the granting of incentive awards in the form of stock options, restricted stock awards and units, and stock appreciation rights. The terms of all awards issued under these plans are determined by the Compensation Committee of the Board of Directors, but no options may be granted after the tenth anniversary of the plans’ adoption. Options and restricted stock usually vest based on employee service, generally within three years from the date of the grant. The contractual life of options granted under these plans ranges from seven to ten years from the date of grant. Upon adoption of a new long-term incentive plan in 2006, Regions amended all other open stock and long-term incentive plans, such that no new awards may be granted under those plans subsequent to the amendment date. The outstanding awards were unaffected by this plan amendment. Additionally, in connection with the AmSouth Bancorporation (“AmSouth”) merger, Regions assumed AmSouth’s long-term incentive plans. The number of remaining share equivalents authorized for future issuance under long-term compensation plans was approximately 16,618,000 share equivalents at September 30, 2008. Refer to Regions’ Annual Report on Form 10-K for the year ended December 31, 2007 for further disclosures related to share-based payments issued by Regions.

The fair value of stock options is estimated at the date of the grant using a Black-Scholes option pricing model and related assumptions. During 2008, expected volatility increased based upon increases in the historical volatility of Regions’ stock price and the implied volatility measurements from traded options on the Company’s stock. The expected option life increased based upon the increase in the contractual life on new grants. The following table summarizes the weighted-average assumptions used and the estimated fair values related to stock options granted during the nine months ended September 30:

	September 30
	2008		2007
Expected dividend yield	6.87%		4.11%
Expected volatility	26.40%		19.70%
Risk-free interest rate	2.91%		4.52%
Expected option life	5.8	yrs.	5.0	yrs.
Fair value	$2.47		$5.23

The following table details the activity during the first nine months of 2008 and 2007 related to stock options:

	For the Nine Months Ended September 30
	2008		2007
	Number of Options	Wtd. Avg. Exercise Price	Number of Options	Wtd. Avg. Exercise Price
Outstanding at beginning of period	48,044,207	$29.71	48,805,147	$28.97
Granted	9,872,751	21.66	4,916,960	35.08
Exercised	(90,801)	17.94	(3,801,825)	26.91
Forfeited or cancelled	(4,517,950)	29.28	(1,190,021)	30.35

Outstanding at end of period	53,308,207	$28.27	48,730,261	$29.72

Exercisable at end of period	41,375,142	$29.33	43,578,027	$29.09

The following table details the activity during the first nine months of 2008 and 2007 related to restricted share awards and units:

	For the Nine Months Ended September 30
	2008		2007
	Shares	Wtd. Avg. Grant Date Fair Value	Shares	Wtd. Avg. Grant Date Fair Value
Non-vested at beginning of period	3,651,054	$32.60	3,290,589	$33.34
Granted	1,657,573	21.28	1,511,596	35.57
Vested	(514,516)	33.41	(1,147,091)	32.14
Forfeited	(383,815)	31.22	(365,804)	35.03

Non-vested at end of period	4,410,296	$28.37	3,289,290	$34.60

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

The following tables present financial information for each reportable segment for the period indicated.

(In thousands)	General Banking/ Treasury	Investment Banking/ Brokerage/ Trust	Insurance	Other
Three months ended September 30, 2008
Net interest income	$957,655	$10,510	$1,049	$(47,619)
Provision for loan losses	417,000	—	—	—
Non-interest income	422,202	271,364	25,417	281
Non-interest expense	820,903	232,630	21,580	52,518
Income taxes (benefit)	23,404	18,262	2,149	(37,945)

Net income (loss)	$118,550	$30,982	$2,737	$(61,911)

Average assets	$114,088,628	$3,832,030	$321,524	$24,998,780

(In thousands)	Total Continuing Operations	Discontinued Operations (EquiFirst)	Total Company
Net interest income	$921,595	$—	$921,595
Provision for loan losses	417,000	—	417,000
Non-interest income	719,264	—	719,264
Non-interest expense	1,127,631	17,501	1,145,132
Income taxes (benefit)	5,870	(6,604)	(734)

Net income (loss)	$90,358	$(10,897)	$79,461

Average assets	$143,240,962	$—	$143,240,962

(In thousands)	General Banking/ Treasury	Investment Banking/ Brokerage/ Trust	Insurance	Other
Three months ended September 30, 2007
Net interest income	$1,118,359	$13,598	$1,587	$(53,763)
Provision for loan losses	90,000	—	—	—
Non-interest income	420,476	283,028	24,214	1,426
Non-interest expense	772,407	225,469	20,367	127,151
Income taxes (benefit)	219,738	26,000	1,760	(68,207)

Net income (loss)	$456,690	$45,157	$3,674	$(111,281)

Average assets	$108,192,658	$3,625,844	$283,842	$24,774,085

(In thousands)	Total Continuing Operations	Discontinued Operations (EquiFirst)	Total Company
Net interest income	$1,079,781	$—	$1,079,781
Provision for loan losses	90,000	—	90,000
Non-interest income	729,144	—	729,144
Non-interest expense	1,145,394	122	1,145,516
Income taxes (benefit)	179,291	(46)	179,245

Net income (loss)	$394,240	$(76)	$394,164

Average assets	$136,876,429	$—	$136,876,429

(In thousands)	General Banking/ Treasury	Investment Banking/ Brokerage/ Trust	Insurance	Other
Nine months ended September 30, 2008
Net interest income	$3,022,766	$39,993	$3,066	$(147,042)
Provision for loan losses	907,000	—	—	—
Non-interest income	1,399,399	893,301	84,862	(6,775)
Non-interest expense	2,405,440	774,304	67,139	271,381
Income taxes (benefit)	326,577	58,794	6,796	(161,575)

Net income (loss)	$783,148	$100,196	$13,993	$(263,623)

Average assets	$113,115,999	$3,770,582	$320,365	$25,354,466

(In thousands)	Total Continuing Operations	Discontinued Operations (EquiFirst)	Total Company
Net interest income	$2,918,783	$—	$2,918,783
Provision for loan losses	907,000	—	907,000
Non-interest income	2,370,787	—	2,370,787
Non-interest expense	3,518,264	17,974	3,536,238
Income taxes (benefit)	230,592	(6,782)	223,810

Net income (loss)	$633,714	$(11,192)	$622,522

Average assets	$142,561,412	$—	$142,561,412

(In thousands)	General Banking/ Treasury	Investment Banking/ Brokerage/ Trust	Insurance	Other
Nine months ended September 30, 2007
Net interest income	$3,453,983	$44,420	$4,438	$(148,687)
Provision for loan losses	197,000	—	—	—
Non-interest income	1,196,193	834,010	78,193	14,461
Non-interest expense	2,298,259	656,651	60,867	296,318
Income taxes (benefit)	720,934	80,970	7,571	(163,607)

Net income (loss)	$1,433,983	$140,809	$14,193	$(266,937)

Average assets	$109,543,474	$3,718,948	$270,321	$24,599,649

(In thousands)	Total Continuing Operations	Discontinued Operations (EquiFirst)	Total Company
Net interest income	$3,354,154	$11,967	$3,366,121
Provision for loan losses	197,000	182	197,182
Non-interest income	2,122,857	(176,681)	1,946,176
Non-interest expense	3,312,095	51,726	3,363,821
Income taxes (benefit)	645,868	(75,028)	570,840

Net income (loss)	$1,322,048	$(141,594)	$1,180,454

Average assets	$138,132,392	$641,877	$138,774,269

NOTE 7—Goodwill

Goodwill allocated to each reportable segment as of September 30, 2008, December, 31, 2007, and September 30, 2007 is presented as follows:

(In millions)	September 30, 2008	December 31, 2007	September 30, 2007
General Banking/Treasury	$10,682	$10,669	$10,632
Investment Banking/Brokerage/Trust	733	728	726
Insurance	114	95	95

Total	$11,529	$11,492	$11,453

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

During the third quarter of 2008, Regions performed an interim impairment test due to the downturn in the economic environment. The interim impairment test indicated that the fair value (as defined by Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”) of the respective reporting units is greater than the carrying value (including goodwill); therefore, goodwill was not impaired as of September 30, 2008. Regions will continue to test goodwill as appropriate.

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

Short-term borrowings recognized at fair value represent short-sale liabilities to counterparties. Short-sale liabilities are valued based on the fair value of the underlying securities, which are determined in the same manner as trading account assets and securities available for sale.

The following table presents financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2008:

(In thousands)	Level 1	Level 2	Level 3	Fair Value
ASSETS:
Trading account assets	$201,063	$423,703	$487,052	$1,111,818
Securities available for sale	2,685,598	14,853,856	93,458	17,632,912
Mortgage loans held for sale	—	495,206	—	495,206
Derivative assets(a)	—	689,337	16,872	706,209

LIABILITIES:
Short-term borrowings	$315,853	$87,792	$240,733	$644,378
Derivative liabilities(a)	—	305,766	—	305,766

(a)

Derivative assets and liabilities include approximately $1.0 billion related to legally enforceable master netting agreements that allow the Company to settle positive and negative positions. Derivative assets and liabilities are also presented excluding cash collateral received of $85 million and cash collateral posted of $111 million with counterparties.

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

The following tables illustrate a rollforward for all assets and (liabilities) measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2008:

	Fair Value Measurements Using Significant Unobservable Inputs Three Months Ended September 30 (Level 3 measurements only)
(In thousands)	Trading Account Assets	Securities Available for Sale	Net Derivatives	Short- Term Borrowings
Beginning balance, July 1, 2008	$604,007	$105,331	$12,293	$(234,212)
Total gains (losses) realized and unrealized:
Included in earnings	(9,059)	—	14,151	3,113
Included in other comprehensive income	—	(4,218)	—	—
Purchases and issuances	868,207	80	78	3,871,456
Settlements	(974,577)	(7,735)	(9,650)	(3,881,090)
Transfers in and/or out of Level 3, net	(1,526)	—	—	—

Ending balance, September 30, 2008	$487,052	$93,458	$16,872	$(240,733)

(In thousands)	Fair Value Measurements Using Significant Unobservable Inputs Nine Months Ended September 30 (Level 3 measurements only)
	Trading Account Assets	Securities Available for Sale	Net Derivatives	Short- Term Borrowings
Beginning balance, January 1, 2008	$166,003	$73,003	$8,122	$(57,456)
Total gains (losses) realized and unrealized:
Included in earnings	(9,962)	—	32,265	1,407
Included in other comprehensive income	—	(12,698)	—	—
Purchases and issuances	2,542,166	49,180	204	6,406,851
Settlements	(2,208,827)	(16,027)	(23,719)	(6,595,089)
Transfers in and/or out of Level 3, net	(2,328)	—	—	3,554

Ending balance, September 30, 2008	$487,052	$93,458	$16,872	$(240,733)

The following tables detail the presentation of both realized and unrealized gains and losses recorded in earnings for Level 3 assets and liabilities for the three and nine months ended September 30, 2008:

(In thousands)	Total Gains and Losses (Level 3 measurements only) Three Months Ended September 30
	Trading Account Assets	Securities Available for Sale	Net Derivatives	Short- Term Borrowings
Classifications of gains (losses) both realized and unrealized included in earnings for the period:
Interest income	$—	$—	$—	$—
Brokerage and investment banking	(9,059)	—	—	3,133
Mortgage income	—	—	9,216	—
Other income	—	—	4,935	—
Other comprehensive income	—	(4,218)	—	—

Total realized and unrealized gains and (losses)	$(9,059)	$(4,218)	$14,151	$3,133

(In thousands)	Total Gains and Losses (Level 3 measurements only) Nine Months Ended September 30
	Trading Account Assets	Securities Available for Sale	Net Derivatives	Short- Term Borrowings
Classifications of gains (losses) both realized and unrealized included in earnings for the period:
Interest income	$958	$—	$—	$—
Brokerage and investment banking	(10,920)	—	—	1,407
Mortgage income	—	—	26,814	—
Other income	—	—	5,451	—
Other comprehensive income	—	(12,698)	—	—

Total realized and unrealized gains and (losses)	$(9,962)	$(12,698)	$32,265	$1,407

The following tables detail the presentation of only unrealized gains and losses recorded in earnings for Level 3 assets and liabilities for the three and nine months ended September 30, 2008:

	Three Months Ended September 30
(In thousands)	Trading Account Assets	Securities Available for Sale	Net Derivatives	Short- Term Borrowings
The amount of total gains and losses for the period included in earnings, attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at September 30, 2008:
Interest income	$—	$—	$—	$—
Brokerage and investment banking	33	—	—	(1,887)
Mortgage income	—	—	9,216	—
Other income	—	—	4,935	—
Other comprehensive income	—	(4,218)	—	—

Total unrealized gains and (losses)	$33	$(4,218)	$14,151	$(1,887)

	Nine Months Ended September 30
(In thousands)	Trading Account Assets	Securities Available for Sale	Net Derivatives	Short- Term Borrowings
The amount of total gains and losses for the period included in earnings, attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at September 30, 2008:
Interest income	$222	$—	$—	$—
Brokerage and investment banking	(56)	—	—	(1,086)
Mortgage income	—	—	26,814	—
Other income	—	—	5,382	—
Other comprehensive income	—	(12,698)	—	—

Total unrealized gains and (losses)	$166	$(12,698)	$32,196	$(1,086)

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

Loans held for sale for which the fair value option has not been elected are recorded at the lower of cost or fair value and are reported at fair value on a non-recurring basis. The fair values for loans held for sale are based on observable transactions of similar instruments or formally committed loan sale prices and therefore such valuations are classified as a Level 2 measurement.

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

In addition to the assets currently measured at fair value mentioned above, Regions often uses fair value measurements in determining the period-end balance of certain financial instruments such as non-marketable investments. Typically, these assets use fair value measurements to determine the recorded lower of cost or fair value of the asset or to determine the losses incurred during the period. As of September 30, 2008, none of these assets were recognized at fair value on the consolidated balance sheet.

The following table presents the carrying value of those assets measured at fair value on a non-recurring basis, and gains and losses recognized during the period. The table does not reflect the change in fair value attributable to any related economic hedges the Company used to mitigate the interest rate risk associated with these assets.

	Carrying Value as of September 30, 2008				Fair value gains (losses) for the three months ended September 30, 2008	Fair value gains (losses) for the nine months ended September 30, 2008
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Loans Held for Sale(1)	128,771	—	128,771	—	(135,401)	(136,159)
Mortgage Servicing Rights	263,138	—	—	263,138	(11,000)	14,000

(1)

These commercial real estate loans held for sale were not included in the election of the fair value option and are measured at fair value on a non-recurring basis in accordance with Statement of Financial Accounting Standards No. 65, “Accounting for Certain Mortgage Banking Activities” (“FAS 65”) and Statement of Position 01-6 “Accounting by Certain Entities (Including with Trade Receivables) that Lend to or Finance the Activity of Others” (“SOP 01-6”).

Regions also uses fair value measurements on a non-recurring basis for certain non-financial instruments such as other real estate and foreclosed assets. However, the effective date for the FAS 157 requirements for these instruments was deferred until January 1, 2009. See Note 13 “Recent Accounting Pronouncements” for further discussion.

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

Regions elected the fair value option for residential mortgage loans held for sale originated after January 1, 2008. This election allows for a more effective offset of the changes in fair values of the loans and the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”). Regions has not elected the fair value option for other loans held for sale primarily because they are not economically hedged using derivative instruments. Fair values of loans held for sale are based on traded market prices of similar assets where available and/or discounted cash flows at market interest rates, adjusted for securitization activities that include servicing values and market conditions. At September 30, 2008, loans held for sale for which the fair value option was elected had an aggregate fair value of $495.2 million and an aggregate outstanding principal balance of $487.9 million and were recorded in loans held for sale in the consolidated balance sheet. Interest income on mortgage loans held for sale is recognized based on contractual rates and reflected in interest income on loans held for sale in the consolidated income statement. Net gains (losses) resulting from changes in fair value of these loans of $7.7 million and $7.3 million were recorded in mortgage income during the third quarter and first nine months of 2008, respectively. These changes in fair value are mostly offset by economic hedging activities. An immaterial portion of these amounts was attributable to changes in instrument-specific credit risk.

The election of the fair value option under FAS 159 impacts the timing and recognition of servicing value, as well as origination fees and costs. The servicing value of a loan was precluded from being recognized until the sale of the loan prior to the election of the fair value option. After adoption of the fair value option, this value is recognized in earnings at the time of origination. Origination fees and costs for mortgage loans held for sale, which had been previously deferred under Statement of Financial Accounting Standards No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases”, are now recognized in earnings at the time of origination. Prior to the election of the fair value option, net loan origination costs for mortgage loans held for sale were capitalized as part of the carrying amount of the loans and recognized as a reduction of mortgage income upon the sale of such loans. Approximately $10 million of loan servicing value was recognized in non-interest income for the first nine months of 2008 related to the adoption of FAS 159. The net impact of ceasing deferrals of origination fees and costs during the first nine months of 2008 related to the adoption of FAS 159 was not material.

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

Credit risk associated with these instruments as of September 30 is represented by the contractual amounts indicated in the following table:

(In millions)	2008	2007
Unused commitments to extend credit	$39,203	$41,401
Standby letters of credit	8,048	6,890
Commercial letters of credit	27	60

Unused commitments to extend credit—To accommodate the financial needs of its customers, Regions makes commitments under various terms to lend funds to consumers, businesses and other entities. These commitments include (among others) revolving credit agreements, term loan commitments and short-term borrowing agreements. Many of these loan commitments have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of these commitments are expected to expire without being funded, the total commitment amounts do not necessarily represent future liquidity requirements. However, the current lack of liquidity in the broader market and the current credit environment has resulted in increased fundings of commitments to extend credit.

Standby letters of credit—Standby letters of credit are also issued to customers, which commit Regions to make payments on behalf of customers if certain specified future events occur. Regions has recourse against the customer for any amount required to be paid to a third party under a standby letter of credit. Historically, a large percentage of standby letters of credit expired without being funded. The current lack of liquidity in the broader market and the current credit environment has resulted in increased fundings of standby letters of credit.

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

NOTE 10—Visa Indemnification and Initial Public Offering

As a member of the Visa USA network, Regions, along with other members, indemnified Visa USA against certain litigation. On October 3, 2007, Visa USA was restructured and acquired several Visa affiliates, and the restructured entity resulted in the formation of Visa, Inc. (“Visa”). In conjunction with this restructuring, Regions’ indemnification of Visa was modified to cover five specific cases (“covered litigation”). Certain of the covered litigation has been settled or accrued for by Visa and, accordingly, Regions has recorded its pro-rata share. Additionally, this modification caused Regions’ indemnification to be included within the scope of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, requiring a liability to be recognized at fair value for Regions’ share of the indemnification for the covered litigation that has not been settled or accrued by Visa. As of September 30, 2008 and December 31, 2007, Regions’ liability recognized under this indemnification was approximately $51.5 million.

On March 25, 2008, Visa executed an initial public offering (“IPO”) of common stock and, in connection with the IPO, Regions’ ownership interest in Visa was converted into Class B common stock of approximately 3.8 million shares. On March 28, 2008, Visa redeemed approximately 1.5 million shares of the Class B common stock from Regions for proceeds of approximately $62.8 million, all of which was recorded as “Other Income” in the consolidated statements of income. As of September 30, 2008, Regions’ remaining investment totaled approximately 2.3 million shares with a cost basis of zero. The Class B common stock is subject to a restriction period of the lesser of three years from the date of the IPO or settlement of all covered litigation. The number of shares of Class B common stock may also be adjusted by Visa, depending on the outcome of the covered litigation.

A portion of Visa’s proceeds from the IPO, totaling $3.0 billion, was escrowed to fund the covered litigation. To the extent that the amount available under the escrow arrangement is insufficient to fully resolve the covered litigation, Visa will enforce the indemnification obligations of Visa USA’s members for any excess amount. As of September 30, 2008, Regions recognized an asset of and reduced first quarter 2008 expense by approximately $28.4 million, which represents the Company’s proportionate economic interest in the escrow account to settle the litigation liability.

NOTE 11—Discontinued Operations

On March 30, 2007, Regions sold EquiFirst Corporation (“EquiFirst”), a wholly-owned non-conforming mortgage origination subsidiary, for approximately $76 million and recorded an after-tax gain of approximately $1 million. Consequently, the business related to EquiFirst has been accounted for as discontinued operations and the results are presented separately on the consolidated statements of income following the results from continuing operations. In the third quarter of 2008, an adjustment was recorded based on the anticipated final sales price. Resolution of the sales price was completed in October 2008, and was not materially different from the estimated final sales price.

Prior to the sale of EquiFirst and excluding the gain on the sale, Regions recorded, during the first quarter of 2007, approximately $142 million in after-tax losses related to the operations of EquiFirst. The primary factor in the recognition of these losses was the significant and rapid deterioration of the sub-prime market during the first three months of 2007.

The results from discontinued operations for the three-month periods ending September 30, 2008 and 2007 are as follows:

	Three Months Ended September 30
(In thousands)	2008	2007
Total non-interest expense	$17,501	122

Loss from discontinued operations before income taxes	(17,501)	(122)
Income tax benefit	(6,604)	(46)

Loss from discontinued operations, net of tax	$(10,897)	$(76)

The results from discontinued operations for the nine-month periods ending September 30, 2008 and 2007 are as follows:

	Nine Months Ended September 30
(In thousands)	2008	2007
Net interest income	$—	$11,967
Provision for loan losses	—	182

Net interest income after provision for loan losses	—	11,785

Total non-interest income, excluding gain on sale of discontinued operations	—	(188,658)
Total non-interest expense	17,974	51,726

Loss from discontinued operations, excluding gain on sale, before income taxes	(17,974)	(228,599)
Gain on sale of discontinued operations before income taxes	—	11,977

Loss from discontinued operations before income taxes	(17,974)	(216,622)
Income tax benefit	(6,782)	(75,028)

Loss from discontinued operations, net of tax	$(11,192)	$(141,594)

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

In April 2007, the FASB issued FASB Staff Position FIN 39-1, “Amendment of FASB Interpretation No. 39” (“FSP FIN 39-1”), which permits a reporting entity that is party to a master netting agreement to offset fair value amounts recognized for rights and obligations relating to cash collateral against fair value amounts recognized for derivative instruments that have been offset under the same master netting arrangements. FSP FIN 39-1 requires entities to make an accounting policy election to carry collateral posted/received at fair value, netted against the corresponding derivative positions, or carry collateral posted/received presented separately at cost. FSP FIN 39-1 is effective for fiscal years beginning after November 15, 2007, requiring retrospective application for all financial statements presented. Regions has elected not to present collateral posted/received under master netting arrangements at fair value and thus, has not netted such amounts against derivative amounts included in the consolidated balance sheets. Collateral posted/received is included in Fed Funds Sold/Purchased on the consolidated balance sheets. At September 30, 2008, December 31, 2007 and September 30, 2007, Regions posted collateral of $110.9 million, $18.4 million and $51 thousand, respectively, and received collateral of $84.8 million, $114.4 million and $40.7 million, respectively.

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

In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”). FSP 157-3 clarifies the application FAS 157 in a market that is not active. The FSP is intended to address the following application issues: (a) how the reporting entity’s own assumptions (that is, expected cash flows and appropriately risk-adjusted discount rates) should be considered when measuring fair value when relevant observable inputs do not exist; (b) how available observable inputs in a market that is not active should be considered when measuring fair value; and (c) how the use of market quotes (for example, broker quotes or pricing services for the same or similar financial assets) should be considered when assessing the relevance of observable and unobservable inputs available to measure fair value. FSP 157-3 is effective on issuance, including prior periods for which financial statements have not been issued. Regions adopted FSP 157-3 for the quarter ended September 30, 2008 and the effect of adoption on the consolidated financial statements was not material.

NOTE 13—Subsequent Events

During October 2008, Regions received preliminary approval from the U.S. Treasury Department, subject to standard closing conditions, for the investment of $3.5 billion in Regions preferred stock. The investment is part of the U. S. Treasury’s Capital Purchase Program, designed to restore confidence in our nation’s financial system, increase the flow of credit to consumers and businesses, and provide additional assistance to distressed homeowners facing foreclosure. Regions will pay the government a 5% dividend, or $175 million annually, for each of the first five years of the investment, and 9% thereafter unless Regions redeems the shares. The government also will receive 10-year warrants for common stock.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following discussion and analysis is part of Regions Financial Corporation’s (“Regions” or the “Company”) Quarterly Report on Form 10-Q to the Securities and Exchange Commission (“SEC”) and updates Regions’ Form 10-K for the year ended December 31, 2007, which was previously filed with the SEC. This financial information is presented to aid in understanding Regions’ financial position and results of operations and should be read together with the financial information contained in the Form 10-K. Certain prior period amounts presented in this discussion and analysis have been reclassified to conform to current period classifications, except as otherwise noted. The emphasis of this discussion will be on the three and nine months ended September 30, 2008 compared to the three and nine months ended September 30, 2007 for the statement of income. For the balance sheet, the emphasis of this discussion will be the balances as of September 30, 2008 as compared to December 31, 2007.

This discussion and analysis contains statements that may be considered “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. See pages 3 and 4 for additional information regarding forward-looking statements.

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

Regions conducts its banking operations through Regions Bank, an Alabama chartered commercial bank that is a member of the Federal Reserve System. At September 30, 2008, Regions operated approximately 1,900 full-service banking offices in Alabama, Arkansas, Florida, Georgia, Illinois, Indiana, Iowa, Kentucky, Louisiana, Mississippi, Missouri, North Carolina, South Carolina, Tennessee, Texas and Virginia. Regions provides brokerage services and investment banking from approximately 360 offices of Morgan Keegan & Company, Inc. (“Morgan Keegan”), a full-service regional brokerage and investment banking firm. Regions provides full-line insurance brokerage services primarily through Regions Insurance, Inc., one of the 25 largest insurance brokers in the country.

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

THIRD QUARTER HIGHLIGHTS

Regions reported income from continuing operations of $90.4 million, or $0.13 per diluted share in the third quarter of 2008, which included $15.2 million in after-tax merger-related expenses (or 2 cents per diluted share). Excluding the impact of merger-related expenses, earnings per diluted share from continuing operations were $0.15, compared to third quarter 2007 per diluted share earnings of $0.64 on the same basis. See Table 12 for a reconciliation of GAAP to non-GAAP financial measures. High credit costs, primarily the result of ongoing deterioration in real estate values, continued to negatively impact pre-tax earnings. During the third quarter, Regions recorded a $417.0 million provision for loan losses, $108.0 million higher than second quarter’s level and $327.0 million higher than the same period in 2007. Additionally, several other significant items, which are discussed later in this section, affected net income for the third quarter of 2008.

Net interest income from continuing operations, on a fully taxable-equivalent basis, for the third quarter of 2008 was $0.931 billion, compared to $1.087 billion in the third quarter of 2007. The taxable-equivalent net interest margin (annualized) for the third quarter of 2008 was 3.10%, compared to 3.74% in the third quarter of 2007. A $43 million charge related to a leveraged lease tax settlement during the third quarter of 2008 accounted for 14 basis points of the reduction. A related $19 million tax benefit is reflected in income tax expense. The remaining change in the net interest margin is attributable to several conditions, including the continued pressure of a negative shift in the deposit mix. In particular, Regions’ net interest margin has been recently affected by deposit disintermediation and pricing pressure, as an industry-wide flight to quality to assets such as Treasury securities weighed on bank deposits. Additionally, the impact of recent yield curve movements (including Federal Reserve interest rate reductions during 2008) and higher non-performing asset levels negatively impacted the net interest margin. The issuances of $750 million of subordinated debt and $345 million of junior subordinated debt during the second quarter of 2008 further pressured the net interest margin.

Net charge-offs totaled $416.4 million, or an annualized 1.68% of average loans, in the third quarter of 2008, compared to 0.27% for the third quarter of 2007. The increase was primarily driven by deterioration in the residential homebuilder portfolio and losses within the home equity portfolio, both of which are closely tied to the housing market slowdown. Losses were also impacted by the disposition of non-performing loans. During the third quarter of 2008, approximately $327 million in non-accrual loans were either sold or designated as held for sale, with associated charge-offs of approximately $163 million. The provision for loan losses from continuing operations totaled $417.0 million in the third quarter of 2008 compared to $309.0 million in the second quarter of 2008 and $90.0 million during the third quarter of 2007. The allowance for credit losses at September 30, 2008, was 1.57% of total loans, net of unearned income, compared to 1.56% at June 30, 2008 and 1.45% at December 31, 2007. Total non-performing assets at September 30, 2008, were $1,770.7 million, compared to $864.1 million at December 31, 2007. Residential homebuilder and condominium loans were the primary drivers of the increase since December 31, 2007. Included in non-performing assets was $128.8 million of loans held for sale at September 30, 2008.

Non-interest income for the third quarter of 2008 from continuing operations, excluding the impact of securities gains, increased slightly compared to the third quarter of 2007. This increase was attributable to contributions from brokerage, investment banking and capital markets income, trust income, mortgage income and insurance income, offset by decreases in other income.

Total non-interest expense from continuing operations was $1.128 billion and $1.145 billion in the third quarter of 2008 and 2007, respectively. The decrease in non-interest expense was primarily attributable to lower merger charges. Pre-tax merger charges of $24.5 million were incurred in the third quarter of 2008 compared to $91.8 million in the third quarter of 2007 (see Table 12 “GAAP to Non-GAAP Reconciliation”). Additional non-interest expense declines were due to personnel-related efficiencies and reduced incentive expense during

2008. Offsetting the decrease was higher occupancy and furniture and equipment expense related to additional branches and higher professional fees and other real estate owned (“OREO”) expenses.

TOTAL ASSETS

Regions’ total assets at September 30, 2008, were $144.3 billion, compared to $141.0 billion at December 31, 2007. The increase in total assets from year-end 2007 resulted primarily from an increase in loans.

LOANS

At September 30, 2008, loans represented 82% of Regions’ interest-earning assets. The following table presents the distribution by loan type of Regions’ loan portfolio, net of unearned income:

Table 1—Loan Portfolio

(In thousands, net of unearned income)	September 30 2008	December 31 2007	September 30 2007
Commercial	$23,511,223	$20,906,617	$23,565,882
Real estate—mortgage	40,477,318	39,343,128	35,337,366
Real estate—construction	13,053,627	14,025,491	14,237,083
Home equity	15,848,994	14,962,007	14,835,319
Indirect	4,211,078	3,938,113	4,015,142
Other consumer	1,609,570	2,203,491	2,382,840

	$98,711,810	$95,378,847	$94,373,632

Loans, net of unearned income, totaled $98.7 billion at September 30, 2008, an increase of $3.3 billion from year-end 2007 levels. Loan growth occurred primarily in commercial, real estate mortgage and home equity partially offset by a decrease in real estate construction and other consumer. Commercial loan growth was driven by healthcare and asset-based lending, while the growth in home equity was generally a result of slower paydowns coupled with increased line usage.

Regions has approximately $82 million in book value of “sub-prime” loans retained from the disposition of EquiFirst, down slightly from the year-end 2007 balance of $100 million. The credit loss exposure related to these loans is addressed in management’s periodic determination of the allowance for credit losses.

As of September 30, 2008, Regions had funded $602 million in letters of credit backing Variable-Rate Demand Notes (“VRDN”). These loans are included in the commercial category in the table above. As of October 29, 2008, Regions has funded an additional $919 million, net, in letters of credit backing VRDNs. These fundings are largely related to significant redemption requests in money market mutual funds that invested in VRDNs, as a result of the increased volatility in the financial markets. An additional $126 million has been tendered but not yet funded. The remaining unfunded VRDN letters of credit portfolio is approximately $3.9 billion (net of participations).

As of the end of business on October 9, 2008, Regions ceased originating loans through the retail indirect lending channel. Therefore, loans in the indirect category will begin to decline in the fourth quarter of 2008.

RESIDENTIAL HOMEBUILDER PORTFOLIO

During late 2007, the residential homebuilder portfolio came under significant stress. In Table 1 “Loan Portfolio”, the majority of these loans are reported in the real estate—construction loan category, while a smaller portion is reported as real estate—mortgage loans. The residential homebuilder portfolio is geographically concentrated in Florida and North Georgia; the balances in these areas total approximately $2.1 billion of the $5.2 billion total at September 30, 2008. Regions has realigned its organizational structure to enable some of the Company’s most experienced bankers to concentrate their efforts on management of this portfolio. From June 30, 2008 to September 30, 2008, this portfolio decreased by approximately $556 million primarily due to repayments.

The following table details the portfolio breakout of the residential homebuilder portfolio:

Table 2—Residential Homebuilder Portfolio

(In thousands, net of unearned income)	September 2008	June 30 2008	March 31 2008	December 31 2007
Land	$1,838,899	$2,065,967	$2,093,181	$2,925,685
Residential—spec	1,505,731	1,752,055	1,874,700	1,893,567
Residential—presold	457,097	545,806	588,163	617,628
Lots	1,109,921	1,178,815	1,416,909	1,607,794
National homebuilders and other	290,279	215,610	258,211	160,505

	$5,201,927	$5,758,253	$6,231,164	$7,205,179

ALLOWANCE FOR CREDIT LOSSES

The allowance for credit losses (“allowance”) represents management’s estimate of credit losses inherent in the portfolio as of September 30, 2008. The allowance consists of two components: the allowance for loan losses and the reserve for unfunded credit commitments. Management’s assessment of the adequacy of the allowance is based on the combination of both of these components. Regions determines its allowance in accordance with regulatory guidance, Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan” (“FAS 114”) and Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (“FAS 5”). Binding unfunded credit commitments include items such as letters of credit, financial guarantees and binding unfunded loan commitments.

At September 30, 2008 and December 31, 2007, the allowance totaled approximately $1.5 billion and $1.4 billion, respectively. The allowance as a percentage of net loans was 1.57% at September 30, 2008 compared to 1.56% at June 30, 2008 and 1.45% at year-end 2007. Net charge-offs as a percentage of average loans (annualized) were 1.03% and 0.23% in the first nine months of 2008 and 2007, respectively. The increase in the allowance was primarily driven by deterioration in the residential homebuilder, condominium and home equity portfolios, all of which are tied directly to the housing market slowdown. Given continuing pressure on residential property values—especially in Florida and North Georgia—and a generally uncertain economic backdrop, the Company expects credit costs to remain elevated. The reserve for unfunded credit commitments was $74.2 million at September 30, 2008 compared to $58.3 million at December 31, 2007. This increase is due to migration of commitments’ risk ratings from pass to classified status. Details regarding the allowance and net charge-offs, including an analysis of activity from the previous year’s totals, are included in Table 3 “Allowance for Credit Losses”.

For the third quarter of 2008, net charge-offs on home equity credits were an annualized 1.59% of home equity loans compared to an annualized 0.31% for the third quarter of 2007. However, net charge-offs on home equity credits decreased on a linked-quarter basis from an annualized 1.94% of outstanding loans and lines during the second quarter of 2008. Losses in Florida-based credits remained at elevated levels, as property valuations in certain markets have continued to experience ongoing deterioration. These loans and lines represent approximately $5.6 billion of Regions’ total home equity portfolio at September 30, 2008. Of that balance, approximately $2.0 billion represent first liens; second liens, which total $3.6 billion, are the main source of losses. Florida second lien losses were 4.28% annualized during the third quarter of 2008 as compared to 4.74%

during the second quarter of 2008. Third quarter home equity losses in Florida amounted to an annualized 3.28% of loans and lines versus 0.69% across the remainder of Regions’ footprint. This compares to second quarter 2008 losses of 3.55% and 1.08%, respectively.

The remainder of the increase in net charge-offs during the third quarter of 2008 relates primarily to the residential homebuilder portfolio, which is discussed earlier in this report, and the disposition of non-accrual loans. During the third quarter of 2008, a total of $327 million in non-accrual loans were sold or designated as held for sale with associated charge-offs of approximately $163 million.

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

Various departments, including Credit Review, Commercial and Consumer Credit Risk Management and Special Assets are involved in the credit risk management process to assess the accuracy of risk ratings, the quality of the portfolio and the estimation of inherent credit losses in the loan portfolio. This comprehensive process also assists in the prompt identification of problem credits. The Company has taken a number of measures to aggressively manage the portfolios and mitigate losses, particularly in the more problematic portfolios. Specific to the residential homebuilder portfolio, $2.2 billion of relationships are being aggressively managed to mitigate risk. Significant action in the management of the home equity portfolio has also been taken. A portfolio evaluation was completed during the quarter, which provided detailed property level information to assist in workout strategies. Also, a strong Customer Assistance Program is in place which educates customers about options and initiates early contact with customers to discuss solutions when a loan first becomes delinquent.

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

Impaired loans are defined as commercial and commercial real estate loans (excluding leases) on non-accrual status. Impaired loans totaled approximately $1,268.7 million at September 30, 2008, compared to $660.4 million at December 31, 2007. The increase in impaired loans is consistent with the increase in non-performing loans, which is discussed in the “Non-Performing Assets” section of this report. All loans that management has identified as impaired, and that are greater than $2.5 million, are evaluated individually for purposes of determining appropriate allowances for loan losses. For these loans, Regions measures the level of impairment based on the present value of the estimated cash flows, the estimated value of the collateral or, if available, observable market prices. Specifically reviewed impaired loans totaled $768.8 million, and the allowance allocated to these loans totaled $132.6 million at September 30, 2008. This compared to $337.2 million of specifically reviewed impaired loans with allowance allocated to these loans of $58.7 million at December 31, 2007.

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

Activity in the allowance for credit losses is summarized as follows:

Table 3—Allowance for Credit Losses

	Nine months ended September 30
(In thousands)	2008	2007
Allowance for loan losses at January 1	$1,321,244	$1,055,953
Loans charged-off:
Commercial	144,146	61,875
Real estate—mortgage	149,709	36,156
Real estate—construction	259,976	15,962
Equity	169,917	39,006
Indirect	38,170	25,260
Other consumer	56,961	59,538

	818,879	237,797
Recoveries of loans previously charged-off:
Commercial	16,951	23,264
Real estate—mortgage	8,216	7,224
Real estate—construction	2,126	1,451
Equity	12,899	9,845
Indirect	11,578	12,474
Other consumer	16,016	20,489

	67,786	74,747
Net charge-offs:
Commercial	127,195	38,611
Real estate—mortgage	141,493	28,932
Real estate—construction	257,850	14,511
Equity	157,018	29,161
Indirect	26,592	12,786
Other consumer	40,945	39,049

	751,093	163,050
Allowance allocated to sold loans and loans transferred to loans held for sale	(5,010)	(19,369)
Provision for loan losses from continuing operations	907,000	197,000
Provision for loan losses from discontinued operations	—	182

Allowance for loan losses at September 30	$1,472,141	$1,070,716

Reserve for unfunded credit commitments at January 1	$58,254	$51,835
Provision for unfunded credit commitments	15,968	4,003

Reserve for unfunded credit commitments at September 30	$74,222	$55,838

Allowance for credit losses	$1,546,363	$1,126,554

Loans, net of unearned income, outstanding at end of period	$98,711,810	$94,373,632
Average loans, net of unearned income, outstanding for the period	$97,086,631	$94,233,255
Ratios:
Allowance for loan losses at end of period to loans, net of unearned income	1.49%	1.13%
Allowance for credit losses at end of period to loans, net of unearned income	1.57	1.19
Net charge-offs as percentage of:
Average loans, net of unearned income	1.03	0.23
Provision for loan losses	82.81	82.69
Allowance for credit losses	48.57	14.47

NON-PERFORMING ASSETS

Non-performing assets are summarized as follows:

Table 4—Non-Performing Assets

(Dollars in thousands)	September 30 2008	December 31 2007	September 30 2007
Non-performing loans:
Commercial	$214,809	$92,029	$98,765
Real estate—mortgage	668,677	334,888	142,686
Real estate—construction	554,777	310,052	247,679
Home equity	2,226	6,611	5,410
Indirect	15	9	1
Other consumer	119	—	152

Total non-performing loans	1,440,623	743,589	494,693
Foreclosed properties	201,345	120,465	93,649

Total non-performing assets* excluding loans held for sale	1,641,968	864,054	588,342
Non-performing loans held for sale	128,771	—	24,066

Total non-performing assets* including loans held for sale	$1,770,739	$864,054	$612,408

Non-performing loans, excluding loans held for sale, to loans, net of unearned income	1.46%	0.78%	0.52%
Non-performing assets* excluding loans held for sale to loans, net of unearned income, and foreclosed properties	1.66%	0.90%	0.62%
Non-performing assets* including loans held for sale to loans, net of unearned income, and foreclosed properties	1.79%	0.90%	0.65%
Accruing loans 90 days past due:
Commercial	$10,330	$12,055	$15,879
Real estate—mortgage	255,667	167,314	184,481
Real estate—construction	8,445	18,930	21,744
Home equity	172,894	146,809	99,085
Indirect	4,227	6,002	3,941
Other consumer	5,527	5,575	6,986

	$457,090	$356,685	$332,116

Restructured loans not included in the categories above	$138,688	$—	$—

*	Exclusive of accruing loans 90 days past due

Total non-performing assets were $1,770.7 million at September 30, 2008 compared to $1,629.4 million at June 30, 2008 and $864.1 million at December 31, 2007. Excluding loans held for sale, non-performing assets at September 30, 2008 were $1,642.0 million and were essentially flat on a linked-quarter basis. The increase since year-end was primarily driven by commercial and commercial real estate loans, including the residential homebuilder portfolio, due to the widespread decline in residential property values. Of the $5.2 billion residential homebuilder portfolio, approximately $556.9 million is non-accruing and $7.2 million is 90 days past due as of September 30, 2008. During the third and second quarters of 2008, Regions disposed of or designated as held for sale approximately $430 million and $147 million, respectively, of loans and foreclosed properties.

Loans past due 90 days or more and still accruing increased $100.4 million from year-end 2007 levels, reflecting weaker economic conditions and general market deterioration. The increase was due primarily to increases in home equity and residential first mortgages—particularly in Florida, as well as commercial real estate loans being managed by the Special Assets Department and in the process of collection.

Restructured loans at September 30, 2008 were primarily comprised of $111 million of 1-4 family mortgage loans and $26 million of home equity lines and loans.

At September 30, 2008 and December 31, 2007, Regions had approximately $479.0 million and $221.5 million, respectively, of potential problem commercial and commercial real estate loans that were not included in non-accrual loans or in the accruing loans 90 days past due categories, but for which management had concerns as to the ability of such borrowers to comply with their present loan repayment terms.

SECURITIES

The following table details the carrying values of securities:

Table 5—Securities

(In thousands)	September 30 2008	December 31 2007	September 30 2007
U.S. Treasury securities	$827,724	$964,647	$277,345
Federal agency securities	1,791,292	3,329,656	3,283,116
Obligations of states and political subdivisions	862,812	732,367	729,401
Mortgage-backed securities	13,005,029	11,092,758	11,374,198
Other debt securities	20,540	45,108	431,606
Equity securities	1,176,009	1,204,473	910,970

	$17,683,406	$17,369,009	$17,006,636

Securities totaled $17.7 billion at September 30, 2008, an increase of approximately $314.4 million from year-end 2007 levels. During 2008, maturities of federal agency securities have been reinvested in mortgage-backed securities. Securities available for sale, which comprise nearly all of the securities portfolio, are an important tool used to manage interest rate sensitivity and provide a primary source of liquidity for the Company (see INTEREST RATE SENSITIVITY, Exposure to Interest Rate Movements and LIQUIDITY).

During late 2007, Regions invested approximately $130 million in two open-end mutual funds managed by Morgan Keegan. Regions accounts for these investments using the equity method. At September 30, 2008, total assets of these funds were approximately $41.7 million. Regions’ investment in the funds was approximately $11.5 million at September 30, 2008 and is included in other assets. During the nine months ended September 30, 2008, Regions recognized losses associated with these investments of approximately $46.6 million, which is included in other non-interest expense.

OTHER INTEREST-EARNING ASSETS

All other interest-earning assets increased approximately $139.0 million from year-end 2007 to September 30, 2008. Increases in loans held for sale and trading account assets more than offset decreases in federal funds sold and securities purchased under agreements to resell.

GOODWILL

Goodwill totaled $11.5 billion at September 30, 2008 and December 31, 2007. See Note 7 for a detail of goodwill allocated to each reportable segment and discussion of goodwill impairment testing.

MORTGAGE SERVICING RIGHTS

A summary of mortgage servicing rights is presented in Table 6. The balances shown represent the right to service mortgage loans that are owned by other investors and include the original amounts capitalized, less accumulated amortization and the valuation allowance. The carrying values of mortgage servicing rights are affected by various factors, including estimated prepayments of the underlying mortgages. A significant change in prepayments of mortgages in the servicing portfolio could result in significant changes in the valuation adjustments, thus creating potential volatility in the carrying amount of mortgage servicing rights. During the second quarter of 2008, a $14.9 million loss (including transaction costs) was recognized on the sale of a $3.4 billion GNMA mortgage servicing rights portfolio. During the first nine months of 2008 and 2007, non-interest expense benefited $14.0 million and $17.0 million, respectively, as a result of mortgage servicing rights impairment recapture.

Table 6—Mortgage Servicing Rights

	Nine months ended September 30
(In thousands)	2008	2007
Balance at beginning of year	$368,654	$416,217
Amounts capitalized	33,128	43,065
Sale of servicing assets	(58,620)	—
Amortization	(59,230)	(57,735)

	283,932	401,547
Valuation allowance	(20,794)	(24,346)

Balance at end of period	$263,138	$377,201

DEPOSITS

Regions competes with other banking and financial services companies for a share of the deposit market. Regions’ ability to compete in the deposit market depends heavily on the pricing of its deposits and how effectively the Company meets customers’ needs. Regions employs various means to meet those needs and enhance competitiveness, such as providing a high level of customer service, competitive pricing and expanding the traditional branch network to provide convenient branch locations for its customers. Regions also serves customers through providing centralized, high-quality telephone banking services and alternative product delivery channels such as internet banking.

The following table summarizes deposits by category:

Table 7—Deposits

(In thousands)	September 30 2008	December 31 2007	September 30 2007
Non-interest-bearing demand deposits	$18,044,840	$18,417,266	$18,834,856

Savings accounts	3,708,541	3,646,632	3,692,087
Interest-bearing transaction accounts	14,616,324	15,846,139	15,208,224
Money market accounts	17,098,015	18,934,309	19,694,280
Time deposits	30,410,918	29,298,845	27,744,789
Foreign deposits	5,341,910	8,631,777	8,265,694

Total interest-bearing deposits	71,175,708	76,357,702	74,605,074

	$89,220,548	$94,774,968	$93,439,930

Total deposits at September 30, 2008, decreased approximately $5.6 billion compared to year-end 2007 levels. One driver for the decrease was a shift out of foreign deposits (which Regions uses as a source of short-term wholesale funding) and into short-term borrowings to access the most cost-effective funding. Increases in savings and time deposits were offset by decreases in non-interest bearing demand, interest-bearing transaction and money market accounts. Deposit disintermediation through a flight to quality, such as Treasury securities, is putting pressure on bank deposits industry-wide. In the third quarter of 2008, Regions also experienced substantial pricing pressure from both community banks and some larger competitors.

During the third quarter of 2008, Regions, in an FDIC-assisted transaction, assumed approximately $900 million of deposits from Integrity Bank in Alpharetta, Georgia.

SHORT-TERM BORROWINGS

The following is a summary of short-term borrowings:

Table 8—Short-Term Borrowings

(In thousands)	September 30 2008	December 31 2007	September 30 2007
Federal funds purchased	$5,775,767	$5,182,649	$5,106,078
Securities sold under agreements to repurchase	4,651,238	3,637,586	2,957,661
Term Auction Facility	3,000,000	—	—
Treasury, tax and loan notes	1,204,769	1,150,000	50,000
Federal Home Loan Bank advances	1,500,000	100,000	350,000
Brokerage customers liabilities	465,282	505,487	552,900
Short-sale liability	331,637	217,355	539,395
Other short-term borrowings	612,865	327,045	235,051

	$17,541,558	$11,120,122	$9,791,085

Federal funds purchased and securities sold under agreements to repurchase totaled $10.4 billion at September 30, 2008, compared to $8.8 billion at year-end 2007. The level of federal funds purchased and securities sold under agreements to repurchase can fluctuate significantly on a day-to-day basis, depending on funding needs and which sources of funds are used to satisfy those needs.

Short-term borrowings increased due to increased loan demand and a general decrease in deposits. The Company utilized short-term borrowings through participation in the Federal Reserve’s Term Auction Facility (“TAF”) and the issuance of Federal Home Loan Bank (“FHLB”) advances and senior bank notes. In addition, subsequent to September 30, 2008, Regions secured the following funding through the TAF: $7 billion at a rate of 1.39% that matures in January 2009, and $3 billion at a rate of 1.11% that matures in November 2008. These fundings were utilized primarily to repay other short-term borrowings.

The TAF was designed to address pressures in short-term funding markets. Under the TAF, the Federal Reserve auctions term funds to depository institutions with maturities of 28 or 84 days. All depository institutions that are eligible to borrow under the primary credit program are eligible to participate in TAF auctions. All advances are fully collateralized using collateral values and margins applicable for other Federal Reserve lending programs.

LONG-TERM BORROWINGS

Long-term borrowings are summarized as follows:

Table 9—Long-Term Borrowings

(In thousands)	September 30 2008	December 31 2007	September 30 2007
Federal Home Loan Bank structured advances	$1,730,791	$1,662,898	$1,765,230
Other Federal Home Loan Bank advances	5,219,005	2,119,318	1,769,047
6.375% subordinated notes due 2012	597,786	597,343	597,196
7.75% subordinated notes due 2011	525,876	533,912	537,774
7.00% subordinated notes due 2011	499,395	499,227	498,023
7.375% subordinated notes due 2037	300,000	300,000	—
7.50% subordinated notes due 2018 (Regions Bank)	749,394	—	—
6.45% subordinated notes due 2037 (Regions Bank)	497,216	497,191	497,183
4.85% subordinated notes due 2013 (Regions Bank)	489,251	487,696	487,192
5.20% subordinated notes due 2015 (Regions Bank)	345,087	344,523	344,336
6.45% subordinated notes due 2018 (Regions Bank)	—	321,657	322,058
6.50% subordinated notes due 2018 (Regions Bank)	—	311,439	311,740
6.125% subordinated notes due 2009	175,627	176,722	177,078
6.75% subordinated debentures due 2025	163,501	163,840	163,950
7.75% subordinated notes due 2024	100,000	100,000	100,000
Senior bank notes	—	—	100,000
4.375% senior notes due 2010	494,140	492,104	491,419
LIBOR floating rate senior notes due 2012	350,000	350,000	350,000
LIBOR floating rate senior notes due 2009	249,981	249,963	249,952
LIBOR floating rate senior debt notes due 2008	—	399,762	399,667
4.50% senior debt notes due 2008	—	349,694	349,572
6.625% junior subordinated notes due 2047	699,814	699,814	699,814
8.875% junior subordinated notes due 2048	345,010	—	—
Other long-term debt	497,952	545,298	565,367
Valuation adjustments on hedged long-term debt	138,698	122,389	40,893

	$14,168,524	11,324,790	$10,817,491

Long-term borrowings increased $2.8 billion since year-end 2007 due primarily to increases in FHLB advances of $3.2 billion and $1.1 billion of new subordinated notes, including junior subordinated notes. This total increase was offset by the redemption of approximately $630 million in subordinated notes during the first quarter of 2008, resulting in a $65.4 million loss on early extinguishment of debt (see Table 19 “Non-Interest Expense (Including Non-GAAP Reconciliation)”), and the maturity of approximately $750 million of senior debt notes during the third quarter of 2008.

STOCKHOLDERS’ EQUITY

Stockholders’ equity was $19.7 billion at September 30, 2008, compared to $19.8 billion at December 31, 2007. During the first nine months of 2008, net income added $622.5 million to stockholders’ equity, cash dividends declared reduced equity by $599.4 million, and changes in accumulated other comprehensive income decreased equity by $132.8 million. Additionally, an adjustment related to Regions stock maintained within trust or brokerage accounts tied to Company deferred compensation plans was recorded in the third quarter of 2008, which reduced stockholders’ equity by $52.9 million.

Regions’ ratio of stockholders’ equity to total assets was 13.66% at September 30, 2008, compared to 14.05% at December 31, 2007. Regions’ ratio of tangible stockholders’ equity to tangible assets was 5.69% at September 30, 2008, compared to 5.88% at December 31, 2007.

At September 30, 2008, Regions had 23.1 million common shares available for repurchase through open market transactions under an existing share repurchase authorization. There were no treasury stock purchases through open market transactions during the first nine months of 2008. The Company, like many other financial institutions, is in a capital conservation mode and does not expect to repurchase shares in the near term.

The Board of Directors declared a $0.10 cash dividend for the fourth quarter of 2008, compared to a $0.10 cash dividend declared for the third quarter of 2008 and a $0.36 cash dividend declared for the third quarter of 2007.

On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008. The legislation was the result of a proposal by Treasury Secretary Henry Paulson to the U.S. Congress on September 20, 2008 in response to the financial crises affecting the banking system. The U.S. Treasury and banking regulators are implementing a number of programs under this legislation to address capital and liquidity issues in the banking system. Regions has received preliminary approval from the U.S. Treasury Department, subject to standard closing conditions, for the investment of $3.5 billion in Regions preferred stock. The investment is part of the U. S. Treasury’s Capital Purchase Program, designed to restore confidence in our nation’s financial system, increase the flow of credit to consumers and businesses, and provide additional assistance to distressed homeowners facing foreclosure. Regions will pay the government a 5% dividend, or $175 million annually, for each of the first five years of the investment, and 9% thereafter unless Regions redeems the shares. The government also will receive 10-year warrants for common stock.

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

The minimum standard for the ratio of total capital to risk-weighted assets is 8%. At least 50% of that capital level must consist of common equity, undivided profits and non-cumulative perpetual preferred stock, less goodwill and certain other intangibles (“Tier 1 Capital”). The remainder (“Tier 2 Capital”) may consist of a limited amount of other preferred stock, mandatory convertible securities, subordinated debt, and a limited amount of the allowance for loan losses. The sum of Tier 1 Capital and Tier 2 Capital is “total risk-based capital” or total capital.

The banking regulatory agencies also have adopted regulations that supplement the risk-based guidelines to include a minimum ratio of 3% of Tier 1 Capital to average assets less goodwill (the “Leverage ratio”). Depending upon the risk profile of the institution and other factors, the regulatory agencies may require a Leverage ratio of 1% to 2% above the minimum 3% level.

The following chart summarizes the applicable bank regulatory capital requirements. Regions’ capital ratios at September 30, 2008, December 31, 2007 and September 30, 2007 substantially exceeded all regulatory requirements.

Table 10—Regulatory Capital Requirements

	September 30, 2008 Ratio	December 31, 2007 Ratio	September 30, 2007 Ratio	To Be Well Capitalized
Tier 1 Capital:
Regions Financial Corporation	7.47%	7.29%	7.73%	6.00%
Regions Bank	8.51	8.65	9.53	6.00

Total Capital:
Regions Financial Corporation	11.70%	11.25%	11.30%	10.00%
Regions Bank	11.63	11.20	11.90	10.00

Leverage:
Regions Financial Corporation	6.67%	6.66%	7.02%	5.00%
Regions Bank	7.67	7.94	8.70	5.00

LIQUIDITY

GENERAL

Liquidity is an important factor in the financial condition of Regions and affects Regions’ ability to meet the borrowing needs and deposit withdrawal requirements of its customers. Assets, consisting principally of loans and securities, are funded by customer deposits, purchased funds, borrowed funds and stockholders’ equity. The challenges of the current market environment demonstrate the importance of having and using various sources of liquidity to satisfy the Company’s funding requirements. See Note 9 “Commitments and Contingencies” to the consolidated financial statements for additional discussion of the Company’s funding requirements.

The securities portfolio is one of Regions’ primary sources of liquidity. Maturities of securities provide a constant flow of funds available for cash needs. Maturities in the loan portfolio also provide a steady flow of funds. Additional funds are provided from payments on consumer loans and one-to-four family residential mortgage loans. Historically, Regions’ high levels of earnings have also contributed to cash flow. In addition, liquidity needs can be met by the borrowing of funds in state and national money markets. Historically, Regions’ liquidity has been enhanced by its relatively stable deposit base. During 2008, deposit disintermediation through a flight to quality, such as Treasury securities, and increased pricing competition from community banks and some large competitors has led to a reduction in deposits.

Regions’ financing arrangement with the FHLB adds additional flexibility in managing its liquidity position. The FHLB has been and is expected to continue to be a reliable and economical source of funding. As of the filing date of this report, Regions’ additional borrowing capacity from the FHLB was approximately $474 million.

In May 2007, Regions filed a shelf registration statement, which allows for the issuance of an indeterminate amount of various debt and/or equity securities, and does not have a limit on the amount of securities that can be issued. In particular, Regions has the capacity to issue approximately $1.2 billion of qualifying trust preferred securities to meet its liquidity needs. However, investor demand for this type of capital has ceased in the current market environment.

In addition, Regions Bank has the requisite agreements in place with remaining capacity to issue and sell up to $3.75 billion of bank notes to institutional investors through placement agents as of September 30, 2008. The issuance of additional bank notes could provide a significant source of liquidity and funding to meet future needs. Investor demand for bank notes has ceased in the current market environment. However, the new Temporary Liquidity Guarantee Program (“TLGP”) recently enacted by the Federal Deposit Insurance Corporation (“FDIC”), which is discussed later in this section, could regenerate demand for bank notes.

As of September 30, 2008, based on assets available for collateral as of this date, Regions can borrow a maximum of $17.6 billion with terms of less than 29 days, or $13.2 billion with terms of greater than 29 days, from the Federal Reserve Bank through its discount window and/or the TAF program. Subsequent to September 30, 2008, Regions secured the following funding through the TAF: $7 billion at a rate of 1.39% that matures in January 2009 (84 days), and $3 billion at a rate of 1.11% that matures in November 2008 (28 days). Future fundings under commitments to extend credit would increase Regions’ borrowing capacity under these programs.

In October 2008, the FDIC announced a new program—the TLGP—to strengthen confidence and encourage liquidity in the banking system by guaranteeing newly issued senior unsecured debt of banks, thrifts, and certain holding companies, and by providing full coverage of non-interest bearing deposit transaction accounts, regardless of dollar amount. Under the current interim rules, certain newly issued senior unsecured debt issued on or before June 30, 2009, would be fully protected in the event the issuing institution subsequently fails, or its holding company files for bankruptcy. The guarantee is limited to 125% of senior unsecured debt as of September 30, 2008 that is scheduled to mature before June 30, 2009. This includes federal funds purchased, promissory notes, commercial paper, inter-bank funding, and any unsecured portion of secured debt. Coverage would be limited to June 30, 2012, even if the maturity exceeds that date. Participants will have the option to issue non-guaranteed senior unsecured debt for a non-refundable fee of 37.5 basis points, provided that the debt has a term greater than three years. Participants will be charged a 75-basis point fee to protect their new debt issues (amounts paid as a non-refundable fee will be applied to offset this 75-basis point fee until the non-refundable fee is exhausted). Based on the current interim rules, Regions can issue between approximately $7.5 billion and $7.8 billion of qualifying senior debt securities covered by the TLGP.

See the “Stockholders’ Equity” section of this report for discussion of the Capital Purchase Program, which also provides a significant source of liquidity to Regions.

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

Table reflects ratings as of September 30, 2008.

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

See table below for computations of earnings and certain other GAAP financial measures and the corresponding reconciliation to non-GAAP financial measures, which exclude discontinued operations and merger charges for the periods presented. The third quarter of 2008 is the final quarter for merger charges related to the AmSouth Bancorporation acquisition.

Table 12—GAAP to Non-GAAP Reconciliation

		Three Months Ended September 30		Nine Months Ended September 30
(Dollars in thousands, except per share data)		2008	2007	2008	2007
INCOME
Income from continuing operations (GAAP)		$90,358	$394,240	$633,714	$1,322,048
Loss from discontinued operations, net of tax (GAAP)		(10,897)	(76)	(11,192)	(141,594)

Net income (GAAP)	A	$79,461	$394,164	$622,522	$1,180,454

Income from continuing operations (GAAP)		$90,358	$394,240	$633,714	$1,322,048
Merger-related charges, pre-tax
Salaries and employee benefits		24,515	14,811	133,401	61,389
Net occupancy expense		—	21,428	3,331	29,943
Furniture and equipment expense		—	1,942	4,985	3,179
Other		—	53,604	58,454	106,194

Total merger-related charges, pre-tax		24,515	91,785	200,171	200,705
Merger-related charges, net of tax		15,200	56,501	124,106	124,032

Income excluding discontinued operations and merger charges (non-GAAP)	B	$105,558	$450,741	$757,820	$1,446,080

Weighted-average diluted shares	C	696,205	704,485	696,034	718,084
Earnings per share—diluted (GAAP)	A/C	$0.11	$0.56	$0.89	$1.64

Earnings per share, excluding discontinued operations and merger charges—diluted (non-GAAP)	B/C	$0.15	$0.64	$1.09	$2.01

RETURN ON AVERAGE TANGIBLE EQUITY
Average equity (GAAP)	D	$19,713,468	$19,793,123	$19,779,608	$20,092,961
Average intangible assets (GAAP)		$12,194,962	$12,026,887	$12,223,590	$12,096,061

Average tangible equity	E	$7,518,506	$7,766,236	$7,556,018	$7,996,900

Average equity, excluding discontinued operations	F	$19,713,468	$19,793,123	$19,779,608	$20,062,027
Average intangible assets, excluding discontinued operations		12,194,962	12,026,887	12,223,590	12,096,061

Average tangible equity, excluding discontinued operations	G	$7,518,506	$7,766,236	$7,556,018	$7,965,966

Return on average tangible equity*	A/E	4.20%	20.14%	11.01%	19.74%

Return on average tangible equity, excluding discontinued operations and merger charges (non-GAAP)*	B/G	5.59%	23.03%	13.40%	24.27%

*	Income statement amounts have been annualized in calculation.

Annualized return on average stockholders’ equity for the third quarter of 2008 was 1.60% compared to 7.90% for the same period in 2007. Annualized return on average stockholders’ equity for the first nine months of 2008 was 4.20% compared to 7.85% for the same period in 2007. Annualized return on average assets for the three months ended September 30, 2008 and 2007 was 0.22% and 1.14%, respectively. Annualized return on average assets for the first nine months of 2008 and 2007 was 0.58% and 1.14%, respectively.

NET INTEREST INCOME

The following table presents an analysis of net interest income/margin for the three months ended September 30:

Table 13—Consolidated Average Daily Balances and Yield/Rate Analysis

	Three Months Ended September 30
	2008			2007
(Dollars in thousands; yields on taxable-equivalent basis)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Interest-bearing deposits in other banks	$45,059	$151	1.33%	$51,740	$515	3.95%
Federal funds sold and securities purchased under agreements to resell	1,062,198	7,746	2.90	1,141,666	18,154	6.31
Trading account assets	1,285,122	10,914	3.38	1,213,485	10,385	3.40
Securities:
Taxable	16,962,182	207,903	4.88	16,545,332	210,932	5.06
Tax-exempt	767,277	16,627	8.62	722,663	15,235	8.36
Loans held for sale	563,015	8,514	6.02	779,918	12,302	6.26
Margin receivables	536,681	4,776	3.54	521,497	8,754	6.66
Loans, net of unearned income(1)(2)(3)	98,333,257	1,320,771	5.34	94,309,811	1,743,636	7.34

Total interest-earning assets	119,554,791	1,577,402	5.25	115,286,112	2,019,913	6.95
Allowance for loan losses	(1,490,838)			(1,062,432)
Cash and due from banks	2,420,550			2,751,656
Other non-earning assets	22,756,459			19,901,093

	$143,240,962			$136,876,429

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Savings accounts	$3,774,330	1,010	0.11	$3,756,311	2,795	0.30
Interest-bearing transaction accounts	14,830,665	28,529	0.77	15,268,807	79,618	2.07
Money market accounts	17,534,433	70,589	1.60	19,883,326	169,606	3.38
Time deposits	30,167,854	272,975	3.60	28,713,151	331,619	4.58
Foreign deposits	4,592,450	18,168	1.57	7,466,762	89,947	4.78

Total interest-bearing deposits	70,899,732	391,271	2.20	75,088,357	673,585	3.56
Federal funds purchased and securities sold under agreements to repurchase	9,906,410	51,597	2.07	8,121,636	98,522	4.81
Other short-term borrowings	8,015,486	50,038	2.48	1,598,989	16,570	4.11
Long-term borrowings	13,363,762	153,894	4.58	10,085,073	144,662	5.69

Total interest-bearing liabilities	102,185,390	646,800	2.52	94,894,055	933,339	3.90

Net interest spread			2.73			3.05

Non-interest-bearing deposits	17,690,915			18,850,607
Other liabilities	3,651,189			3,338,644
Stockholders’ equity	19,713,468			19,793,123

	$143,240,962			$136,876,429

Net interest income/margin on a taxable-equivalent basis(3)		$930,602	3.10%		$1,086,574	3.74%

Notes:

(1)	Loans, net of unearned income include non-accrual loans for all periods presented.
(2)	Interest income includes net loan fees of $7,751,000 and $15,093,000 for the quarters ended September 30, 2008 and 2007, respectively.

(3)

Interest income on loans for the three months ended September 30, 2008 includes ($43.1) million for the impact of a leveraged lease tax settlement. The yield on loans adjusted to exclude the settlement would be 5.52%. The impact of the settlement reduced net interest margin by 14 basis points.

(4)	The computation of taxable-equivalent net interest income is based on the stautory federal income tax rate of 35%, adjusted for applicable state income taxes net of the related federal tax benefit.

The following table presents an analysis of net interest income/margin for the nine months ended September 30 and includes discontinued operations:

Table 14—Consolidated Average Daily Balances and Yield/Rate Analysis Including Discontinued Operations

	Nine Months Ended September 30
	2008			2007
(Dollars in thousands; yields on taxable-equivalent basis)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Interest-bearing deposits in other banks	$51,999	$935	2.40%	$57,237	$2,343	5.47%
Federal funds sold and securities purchased under agreements to resell	1,052,745	31,481	3.99	1,109,718	51,689	6.23
Trading account assets	1,421,895	39,016	3.67	1,413,882	42,259	4.00
Securities:
Taxable	16,835,535	616,154	4.89	17,175,282	653,374	5.09
Tax-exempt	738,264	46,713	8.45	741,012	48,452	8.74
Loans held for sale	611,101	27,110	5.93	1,833,863	100,861	7.35
Loans held for sale—divestitures	—	—	—	379,302	21,520	7.59
Margin receivables	568,124	17,100	4.02	536,021	27,653	6.90
Loans, net of unearned income(1)(2)(3)	97,086,631	4,231,177	5.82	94,233,255	5,224,248	7.41

Total interest-earning assets	118,366,294	5,009,686	5.65	117,479,572	6,172,399	7.02
Allowance for loan losses	(1,398,405)			(1,060,347)
Cash and due from banks	2,530,118			2,854,408
Other non-earning assets	23,063,405			19,500,636

	$142,561,412			$138,774,269

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Savings accounts	$3,761,329	3,278	0.12	$3,840,451	8,643	0.30
Interest-bearing transaction accounts	15,280,788	107,111	0.94	15,729,996	247,296	2.10
Money market accounts	18,214,481	238,276	1.75	19,510,995	488,612	3.35
Time deposits	29,892,359	881,237	3.94	30,292,269	1,027,199	4.53
Foreign deposits	5,408,096	86,710	2.14	7,162,517	254,442	4.75
Interest-bearing deposits—divestitures	—	—	—	500,276	12,091	3.23

Total interest-bearing deposits	72,557,053	1,316,612	2.42	77,036,504	2,038,283	3.54
Federal funds purchased and securities sold under agreements to repurchase	8,785,048	158,890	2.42	7,919,188	285,285	4.82
Other short-term borrowings	6,838,507	141,047	2.76	2,018,881	67,105	4.44
Long-term borrowings	12,650,400	446,529	4.71	9,240,605	395,668	5.72

Total interest-bearing liabilities	100,831,008	2,063,078	2.73	96,215,178	2,786,341	3.87

Net interest spread			2.92			3.15

Non-interest-bearing deposits	17,702,455			19,256,294
Other liabilities	4,248,341			3,209,836
Stockholders’ equity	19,779,608			20,092,961

	$142,561,412			$138,774,269

Net interest income/margin on a taxable-equivalent basis (3)		$2,946,608	3.33%		$3,386,058	3.85%

Notes:

(1)	Loans, net of unearned income include non-accrual loans for all periods presented.
(2)	Interest income includes net loan fees of $26,196,000 and $56,501,000 for the nine months ended September 30, 2008 and 2007, respectively.
(3)	Interest income on loans for the nine months ended September 30, 2008 includes ($43.1) million for the impact of a leveraged lease tax settlement. The yield on loans adjusted to exclude the settlement would be 5.88%. The impact of the settlement reduced net interest margin by 5 basis points.
(4)	The computation of taxable-equivalent net interest income is based on the stautory federal income tax rate of 35%, adjusted for applicable state income taxes net of the related federal tax benefit.

For the third quarter of 2008, net interest income (taxable-equivalent basis) totaled $0.931 billion compared to $1.087 billion in the third quarter of 2007. The net interest margin (taxable-equivalent basis) was 3.10% in the third quarter of 2008, compared to 3.74% during the third quarter of 2007. A $43 million charge related to a leveraged lease tax settlement during the third quarter of 2008 accounted for 14 basis points of the reduction. A related $19 million tax benefit is reflected in income tax expense. The remaining change in the net interest margin is attributable to several conditions, including the continued pressure of a negative shift in the deposit mix. In particular, Regions’ net interest margin has been recently affected by deposit disintermediation and pricing pressure, as an industry-wide flight to quality to assets such as Treasury securities weighed on bank deposits. Additionally, the impact of recent yield curve movements (including Federal Reserve interest rate reductions during 2008) and higher non-performing asset levels negatively impacted the net interest margin. The issuances of $750 million of subordinated debt and $345 million of junior subordinated debt during the second quarter of 2008 further pressured the net interest margin.

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

Exposure to Interest Rate Movements—As of September 30, 2008, Regions was asset sensitive in positioning to both gradual and instantaneous rate shifts of plus or minus 100 and 200 basis points. The following table demonstrates the estimated potential effect that gradual (over six months beginning at September 30, 2008) and instantaneous parallel interest rate shifts would have on Regions’ annual net interest income. Results of the same analysis for the comparable period for 2007 are presented for comparison purposes.

Table 15—Interest Rate Sensitivity

	Estimated Annual % Change in Net Interest Income September 30
Gradual Change in Interest Rates	2008	2007
+200 basis points	6.2%	0.8%
+100 basis points	3.4	0.5
-100 basis points	(4.3)	(0.7)
-200 basis points	(6.8)	(1.0)

	Estimated Annual % Change in Net Interest Income September 30
Instantaneous Change in Interest Rates	2008	2007
+200 basis points	4.6%	(0.1)%
+100 basis points	2.8	0.1
-100 basis points	(4.5)	(0.7)
-200 basis points	(6.2)	(1.3)

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

In the normal course of business, Morgan Keegan enters into underwriting and forward and future commitments. At September 30, 2008, the contract amounts were $6 million to purchase and $152 million to sell U.S. Government and municipal securities. Morgan Keegan typically settles its position by entering into equal but opposite contracts and, as such, the contract amounts do not necessarily represent future cash requirements. Settlement of the transactions relating to such commitments is not expected to have a material effect on Regions’ consolidated financial position. Transactions involving future settlement give rise to market risk, which represents the potential loss that can be caused by a change in the market value of a particular financial instrument. Regions’ exposure to market risk is determined by a number of factors, including the size, composition and diversification of positions held, the absolute and relative levels of interest rates, and market volatility.

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

To manage trading risks arising from interest rate and equity price risks, Regions uses several Value at Risk (“VAR”) models to measure the potential fair value the Company could lose on its trading positions given a specified statistical confidence level and time-to-liquidate time horizon. The end-of-period VAR was approximately $0.8 million as of September 30, 2008 and $1.8 million at December 31, 2007. Maximum daily VAR utilization during the third quarter of 2008 was $1.5 million and average daily VAR during the same period was $1.1 million.

Morgan Keegan has been an underwriter and dealer in auction rate securities. As of September 30, 2008, customers of Morgan Keegan owned approximately $643 million of auction rate securities, and Morgan Keegan held approximately $138 million of auction rate securities on the balance sheet. Morgan Keegan has been contacted by securities regulators and is working on a plan to provide liquidity to its customers holding these instruments. Other broker dealers have entered into settlements with regulators under which the broker dealers agreed to repurchase certain of the securities at par.

PROVISION FOR LOAN LOSSES

The provision for loan losses is used to maintain the allowance for loan losses at a level that in management’s judgment is adequate to cover losses inherent in the portfolio at the balance sheet date. In the third quarter of 2008, the provision for loan losses from continuing operations was $417.0 million and net charge-offs were $416.4 million. In the same quarter of 2007, provision from continuing operations was $90.0 million, while net charge-offs were $63.1 million. Net charge-offs as a percent of average loans (annualized) were 1.68% for the third quarter of 2008 compared to 0.27% for the corresponding period in 2007. The increase was primarily driven by deterioration in the residential homebuilder portfolio and losses within the home equity portfolio, both of which are closely tied to the housing market slowdown. Losses were also impacted by the disposition of problem loans. During the third quarter of 2008, a total of $327 million in non-accrual loans were either sold or designated as held for sale, with associated net charge-offs of $163 million.

For the first nine months of 2008, the provision for loan losses from continuing operations was $907.0 million and net charge-offs were $751.1 million. For the same period of 2007, provision from continuing operations was $197.0 million, while net charge-offs were $163.1 million. Net charge-offs as a percent of average loans (annualized) was 1.03% for the first nine months of 2008 compared to 0.23% for the corresponding period in 2007. The increase in the loan loss provision for the first nine months of 2008 was primarily due to an increase in management’s estimate of losses inherent in its residential homebuilder, condominium and home equity portfolios, dispositions of problem loans, as well as generally weaker economic conditions in the broader economy. For further information on the allowance for loan losses and net charge-offs see Table 3 “Allowance for Credit Losses”.

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

Loans within the indirect portfolio consist mainly of automobile, marine and recreational vehicle loans originated through third-party business relationships. As of the end of business on October 9, 2008, Regions ceased originating loans through the retail indirect lending channel. Other consumer loans consist primarily of borrowings for home improvements, student loans, automobiles, overdrafts and other personal household purposes. Losses within this grouping vary according to the specific type of loan. Certain risks, such as a general slowing of the economy and changes in consumer demand, may impact future loss rates.

NON-INTEREST INCOME

The following tables present a summary of non-interest income from continuing operations:

Table 16—Non-Interest Income

(In thousands)	Three Months Ended September 30		% Change
	2008	2007
Service charges on deposit accounts	$294,038	$288,296	1.99%
Brokerage, investment banking and capital markets	240,839	227,613	5.81
Trust department income	66,473	62,449	6.44
Mortgage income	33,030	29,806	10.82
Net securities gains	43	23,994	NM
Insurance commissions and fees	26,007	23,340	11.43
Other miscellaneous income	58,834	73,646	(20.11)

	$719,264	$729,144	(1.36)%

(In thousands)	Nine Months Ended September 30		% Change
	2008	2007
Service charges on deposit accounts	$859,833	$870,031	(1.17)%
Brokerage, investment banking and capital markets	785,072	640,799	22.51
Trust department income	181,948	190,521	(4.50)
Mortgage income	103,576	107,657	(3.79)
Net securities gains (losses)	91,658	(8,508)	NM
Insurance commissions and fees	83,724	76,045	10.10
Visa redemption gain	62,753	—	NM
Other miscellaneous income	202,223	246,312	(17.90)

	$2,370,787	$2,122,857	11.68%

Total non-interest income decreased slightly in the third quarter of 2008 compared to the third quarter of 2007, as increases in brokerage, investment banking and capital markets income, trust income, mortgage income and insurance income were more than offset by decreases in securities gains and other income. During the nine months ended September 30, 2008, total non-interest income increased compared to the same period in 2007; brokerage, investment banking and capital markets income and insurance income drove the increase, partially offset by modest decreases in service charges on deposit accounts, trust income, mortgage income and other miscellaneous income. Expanded discussion of changes in certain significant categories of non-interest income is included below.

Service charges on deposit accounts—Service charges on deposit accounts increased $5.7 million in the third quarter of 2008 and decreased $10.2 million in the first nine months of 2008, compared to the same periods in 2007. Third quarter 2008 service charges reflect the impact of a pricing increase during the second quarter of 2008. The year-to-date decrease is the result of an increase in NSF fee waivers following the merger-related conversions of deposit accounts, which occurred during the fourth quarter of 2007. Additionally, during the first quarter of 2007, 52 branches were divested in connection with the AmSouth Bancorporation merger. Therefore, first quarter 2007 service charges included income from these branches for a partial quarter.

Brokerage, investment banking and capital markets—Brokerage, investment banking and capital markets income increased $13.2 million and $144.3 million during the third quarter and first nine months of 2008, respectively, compared to the same periods in 2007. The increase was due primarily to results from fixed-income and equity markets revenue at Morgan Keegan, as well as an increase in customer derivative transactions. Also, Morgan Keegan continues to benefit from Regions’ expanded customer base, primarily through the new offices opened in former AmSouth branches. Although revenues are up significantly from a year ago, third quarter 2008 brokerage, investment banking and capital markets income was negatively impacted by softness in fixed-income and equity capital markets revenues, which was a result of overall market uncertainty and a decline in equity underwriting.

The following table details the components of revenue contributed by Morgan Keegan:

Table 17—Morgan Keegan

(In thousands)	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
Revenues:
Commissions	$60,725	$82,071	$193,142	$232,039
Principal transactions	46,312	43,916	168,972	125,351
Investment banking	41,000	48,958	166,597	134,287
Interest	21,890	35,388	78,487	115,239
Trust fees and services	65,688	55,803	176,623	169,109
Investment advisory	49,446	42,146	156,563	132,026
Other	8,193	10,134	31,404	41,198

Total revenues	293,254	318,416	971,788	949,249
Expenses:
Interest expense	11,380	21,790	38,494	70,819
Non-interest expense(1)	232,630	225,469	774,304	656,651

Total expenses	244,010	247,259	812,798	727,470

Income before income taxes	49,244	71,157	158,990	221,779
Income taxes	18,262	26,000	58,794	80,970

Net income	$30,982	$45,157	$100,196	$140,809

(1)

Excludes approximately $17.7 million of merger costs for the nine months ended September 30, 2008. No merger costs were incurred by Morgan Keegan during the third quarter of 2008. These amounts are a component of merger costs as reported in Table 12 “GAAP to Non-GAAP Reconciliation”.

The following table details the breakout of revenue by division contributed by Morgan Keegan:

Table 18—Morgan Keegan

Breakout of Revenue by Division

(Dollars in thousands)	Private Client	Fixed-Income Capital Markets	Equity Capital Markets	Regions MK Trust	Asset Management	Interest And Other
Three months ended September 30, 2008:
Gross revenue	$82,269	$73,237	$24,118	$65,688	$46,624	$1,318
Percent of gross revenue	28.1%	25.0%	8.2%	22.4%	15.9%	0.4%
Three months ended September 30, 2007:
Gross revenue	$97,577	$55,647	$30,191	$55,803	$47,646	$31,552
Percent of gross revenue	30.6%	17.5%	9.5%	17.5%	15.0%	9.9%
Nine months ended September 30, 2008:
Gross revenue	$258,178	$260,177	$104,962	$176,620	$131,221	$40,630
Percent of gross revenue	26.6%	26.8%	10.8%	18.2%	13.5%	4.1%
Nine months ended September 30, 2007:
Gross revenue	$294,506	$164,863	$73,349	$169,110	$138,839	$108,582
Percent of gross revenue	31.0%	17.4%	7.7%	17.8%	14.6%	11.5%

Trust department income—Trust income for the third quarter and first nine months of 2008 increased $4.0 million and decreased $8.6 million, respectively, compared to the same periods of 2007. The increase during the third quarter of 2008 is due to fees from energy-related brokered transactions. The year-to-date decrease in 2008 is primarily due to lower overall asset valuations during the first nine months of 2008 when compared to the same period in 2007.

Mortgage income—For the third quarter and first nine months of 2008, mortgage income increased $3.2 million and decreased $4.1 million, respectively, compared to the same periods in 2007. The quarterly increase was due to higher gains on sales of mortgage loans, net of reduced mortgage servicing income. The year-to-date decrease reflects a $14.9 million loss (including transaction costs) on the sale of a $3.4 billion GNMA mortgage servicing portfolio during the second quarter of 2008.

Insurance commissions and fees—Insurance commissions and fees increased $2.7 million and $7.7 million during the third quarter and first nine months of 2008, respectively, compared to the same periods in 2007, as a result of the acquisition of Barksdale Bonding and Insurance, Inc. that occurred during the first quarter of 2008.

Visa redemption gain—During the first nine months of 2008, non-interest income includes a $62.8 million gain recognized from the redemption of a portion of the Company’s ownership interest in Visa’s IPO. See Note 10 for further discussion.

Other miscellaneous income—For the third quarter and first nine months of 2008, other miscellaneous income decreased $14.8 million and $44.1 million, respectively, compared to the same year-ago periods. Miscellaneous income for the first nine months of 2007 included a $9.1 million gain due to the termination of approximately $225 million of junior subordinated debt. Also, gains on sales of loans, primarily student loans, in the first nine months of 2008 totaled $5.6 million, compared to $30.1 million during the same period in 2007. Offsetting these decreases was an increase related to bank-owned life insurance income in 2008 when compared to 2007.

NON-INTEREST EXPENSE

Table 19 “Non-Interest Expense (including Non-GAAP reconciliation)” presents a summary of non-interest expense from continuing operations, as well as a detail of merger charges included in non-interest expense. Regions incurred merger-related expenses during the third quarter and first nine months of 2008 and 2007 in connection with the integration of Regions and AmSouth. For expanded discussion of certain significant non-interest expense items, refer to the discussion of each component following the table presented.

Table 19—Non-Interest Expense (including Non-GAAP reconciliation)

	Three Months Ended September 30
	2008			2007			% Change Non-GAAP
(In thousands)	GAAP	Less: Merger Charges	Non-GAAP	GAAP	Less: Merger Charges	Non-GAAP
Salaries and employee benefits	$551,871	$24,515	$527,356	$581,425	$14,811	$566,614	(6.93)%
Net occupancy expense	110,595	—	110,595	120,753	21,428	99,325	11.35
Furniture and equipment expense	85,375	—	85,375	74,127	1,942	72,185	18.27
Impairment of mortgage servicing rights, net	11,000	—	11,000	20,000	—	20,000	(45.00)
Marketing	23,265	—	23,265	32,750	11,994	20,756	12.09
Professional fees	50,316	—	50,316	36,320	8,787	27,533	82.75
Amortization of core deposit intangible	33,011	—	33,011	37,432	—	37,432	(11.81)
Other real estate owned expense	43,468	—	43,468	2,250	—	2,250	NM
Other miscellaneous expenses	218,730	—	218,730	240,337	32,823	207,514	5.40

	$1,127,631	$24,515	$1,103,116	$1,145,394	$91,785	$1,053,609	4.70%

	Nine Months Ended September 30
	2008			2007
(In thousands)	GAAP	Less: Merger Charges	Non-GAAP	GAAP	Less: Merger Charges	Non-GAAP	% Change Non-GAAP
Salaries and employee benefits	$1,794,202	$133,401	$1,660,801	$1,793,010	$61,389	$1,731,621	(4.09)%
Net occupancy expense	328,717	3,331	325,386	307,459	29,943	277,516	17.25
Furniture and equipment expense	249,733	4,985	244,748	220,984	3,179	217,805	12.37
Recapture of mortgage servicing rights, net	(14,000)	—	(14,000)	(17,000)	—	(17,000)	(17.65)
Marketing	75,761	12,692	63,069	83,060	20,969	62,091	1.57
Professional fees	138,871	7,409	131,462	100,119	25,912	74,207	77.16
Amortization of core deposit intangible	102,068	—	102,068	113,246	—	113,246	(9.87)
Other real estate owned expense	70,521	—	70,521	6,898	—	6,898	NM
Loss on early extinguishment of debt	65,406	—	65,406	—	—	—	NM
Other miscellaneous expenses	706,985	38,353	668,632	704,319	59,313	645,006	3.66

	$3,518,264	$200,171	$3,318,093	$3,312,095	$200,705	$3,111,390	6.64%

Salaries and employee benefits—In the third quarter and first nine months of 2008, salaries and employee benefits (excluding merger charges) declined $39.3 million and $70.8 million, respectively, compared to the same periods of 2007, as a result of ongoing merger-related and other personnel-related efficiencies, evidenced by reductions in headcount, as well as reduced incentives. As of September 30, 2008, Regions employed 30,673 associates compared to 33,630 at September 30, 2007.

Net occupancy expense—Net occupancy expense (excluding merger charges) in the third quarter and first nine months of 2008 increased $11.3 million and $47.9 million, respectively, compared to the corresponding year-earlier periods, due primarily to new branches opened during 2007.

Furniture and equipment expense—In the third quarter and first nine months of 2008, furniture and equipment expense (excluding merger charges) increased $13.2 million and $26.9 million, respectively, compared to the same periods in 2007. These increases are due to increased depreciation expense associated with additions from new branches opened during 2007.

Impairment (recapture) of mortgage servicing rights, net—Included in non-interest expense for the third quarter of 2008 is $11.0 million of mortgage servicing rights impairment, compared to $20.0 million in the third quarter of 2007. For the first nine months of 2008, $14.0 million of mortgage servicing rights impairment recapture was included in non-interest expense, compared to $17.0 million for the first nine months of 2007. These changes are directly related to changes in market interest rates.

Professional fees—Professional fees (excluding merger charges) during the third quarter and first nine months of 2008 increased $22.8 million and $57.3 million, respectively, compared to the same periods of 2007. These increases are due to litigation incurred by the special assets group in the credit risk management division, resulting from credit cycle deterioration and higher legal costs.

Other real estate owned (“OREO”) expense—OREO expense during the third quarter and first nine months of 2008 increased $41.2 million and $63.6 million, respectively, compared to the same year-ago periods, driven by losses related to the continued decline in the housing market. Foreclosed property balances have increased from $93.6 million at September 30, 2007 to $201.3 million at September 30, 2008, even though Regions has been selling foreclosed properties in this current stressed market.

Other miscellaneous expenses—Other miscellaneous expenses (excluding merger charges) increased during the third quarter and first nine months of 2008 compared to the third quarter and first nine months of 2007. Included in other miscellaneous expense for the first nine months of 2008 is a $46.6 million write-down on the investment in two Morgan Keegan mutual funds. Other miscellaneous expenses benefited from the recognition of a $28.4 million litigation expense reduction related to Visa’s IPO during the first quarter of 2008. Regions had recorded a $51.5 million expense for Visa litigation during the fourth quarter of 2007.

On October 7, 2008, the Board of Directors of the FDIC adopted a restoration plan accompanied by a notice of proposed rulemaking that would increase the rates banks pay for deposit insurance, while at the same time making adjustments to the system that determines what rate a bank pays the FDIC. Under the proposal, the assessment rate schedule would be raised uniformly by 7 basis points (annualized) beginning on January 1, 2009. Until the end of 2009, non-interest bearing deposit transaction accounts will be fully insured regardless of dollar amount. Also during 2009, Regions’ one-time assessment credit expires. If the proposed changes are adopted, then based on assessment rates currently in effect and Regions’ assumptions regarding future deposit levels, Regions estimates FDIC premiums to increase within a range of $70 million to $90 million (pre-tax) during 2009.

INCOME TAXES

Regions’ third quarter and year-to-date 2008 provision for income taxes from continuing operations decreased $173.4 million and $415.2 million, respectively, compared to the same periods in 2007, primarily due to decreased consolidated earnings. The effective tax rate from continuing operations for the third quarter and first nine months of 2008 was 6.1% and 26.7%, respectively, compared to 31.3% and 32.8% in the third quarter and first nine months of 2007. These decreases in the effective tax rate relate primarily to taxable versus tax-free income mix, which was affected by the decrease in consolidated earnings.

From time to time, Regions engages in business plans that may also have an effect on its tax liabilities. While Regions has obtained the opinion of advisors that the tax aspects of these strategies should prevail, examination of Regions’ income tax returns, changes in tax law and regulatory guidance may impact the tax benefits of these plans.

Periodically, Regions invests in pass-through investment vehicles that generate tax credits, principally low-income housing and non-conventional fuel source credits, which directly reduce Regions’ federal income tax liability. Congress has legislated these tax credit programs to encourage capital inflows to these investment vehicles. The amount of tax benefit recognized from these tax credits was $14.9 million and $42.5 million in the third quarter and first nine months of 2008, respectively, compared to $22.6 million and $80.7 million in the third quarter and first nine months of 2007, respectively. The decline in tax credits in 2008 compared to 2007 is due to the expiration of the Company’s non-conventional fuel source credits on December 31, 2007.

Regions has segregated a portion of its investment securities and intellectual property into separate legal entities in order to, among other business purposes, maximize the return on such assets by the professional and focused management thereof. Regions has recognized state tax benefits related to these legal entities of $10.0 million and $30.9 million in the third quarter and first nine months of 2008, respectively, compared to $13.3 million and $34.9 million in the third quarter and first nine months of 2007, respectively.

Management’s determination of the realization of deferred tax assets is based upon management’s judgment of various future events and uncertainties, including the timing, nature and amount of future income earned by certain subsidiaries and the implementation of various plans to maximize realization of deferred tax assets. Management believes that the subsidiaries will generate sufficient operating earnings to realize the deferred tax benefits. However, management does not believe that it is more-likely-than-not that all of its state net operating loss carryforwards will be realized. Accordingly, a valuation allowance has been established in the amount of $26.0 million against such benefits at September 30, 2008, compared to $19.2 million at September 30, 2007.

Regions and its subsidiaries file income tax returns in the United States (“U.S.”), as well as in various state jurisdictions. As the successor of acquired taxpayers, Regions is responsible for the resolution of audits from both federal and state taxing authorities. With few exceptions in certain state jurisdictions, the Company is no longer subject to U.S. federal or state and local income tax examinations by taxing authorities for years before 2000, which would include audits of acquired entities. In the third quarter of 2008, the Internal Revenue Service (“IRS”) completed the fieldwork for an examination of the Company’s U.S. federal income tax returns for 2000 through 2006. As of September 30, 2008, the IRS and certain states have proposed various adjustments to the Company’s previously filed tax returns. Management is currently evaluating those proposed adjustments and believes the Company to be adequately reserved for any potential exposures.

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

In early August of 2008, the IRS announced guidelines pursuant to which taxpayers could settle disputes relating to certain leveraged lease transactions. The deadline for notifying the IRS of a taxpayer’s intent to participate in the settlement initiative was early October 2008. The Company gave notice of the intent to participate in the settlement initiative in October 2008 and increased its reserves for interest on exposures related to leveraged lease transactions consistent with the settlement initiative guidelines as of September 30, 2008. See the “Net Interest Margin” section of this report for further discussion.

As of September 30, 2008 and December 31, 2007, the liability for gross unrecognized tax benefits was approximately $813.4 million and $746.3 million, respectively. Of the Company’s liability for gross unrecognized tax benefits as of September 30, 2008, approximately $741.1 million would reduce the Company’s effective tax rate, if recognized. As of September 30, 2008, the Company recognized a liability of approximately $304.6 million for interest, on a pre-tax basis.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Reference is made to pages 47 through 50 included in Management’s Discussion and Analysis.

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

Item 1A.	Risk Factors

The following are additional risk factors for Regions, to be read in conjunction with Item 1A, “Risk Factors” in Regions Form 10-K for the year ended December 31, 2007.

1. There can be no assurance that the recently enacted Emergency Economic Stabilization Act of 2008 (the “EESA”) will help stabilize the U.S. financial system.

On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 (the “EESA”). The legislation was the result of a proposal by Treasury Secretary Henry Paulson to the U.S. Congress on September 20, 2008 in response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions. The U.S. Treasury and banking regulators are implementing a number of programs under this legislation to address capital and liquidity issues in the banking system. There can be no assurance, however, as to the actual impact that the EESA will have on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced. The failure of the EESA to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock.

2. Current levels of market volatility are unprecedented.

The capital and credit markets have been experiencing volatility and disruption for more than 12 months. In recent weeks, the volatility and disruption has reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.

3. The soundness of other financial institutions could adversely affect us.

Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds, and other institutional clients. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due us. There is no assurance that any such losses would not materially and adversely affect our results of operations or earnings.

4. Current market developments may adversely affect our industry, business and results of operations.

Dramatic declines in the housing market during the prior year, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative securities have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced, and in some cases, ceased to provide funding to borrowers including other financial institutions. The resulting lack of available credit, lack of confidence in the financial sector, increased volatility in the financial markets and reduced business activity could materially and adversely affect our business, financial condition and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Information concerning Regions’ repurchases of its outstanding common stock during the three-month period ended September 30, 2008, is set forth in the following table:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - 31, 2008	—	—	—	23,072,300
August 1 - 31, 2008	—	—	—	23,072,300
September 1 - 30, 2008	—	—	—	23,072,300
Total	—	—	—	23,072,300

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

DATE: October 30, 2008

/s/ HARDIE B. KIMBROUGH, JR.
Hardie B. Kimbrough, Jr.
Executive Vice President and Controller
(Chief Accounting Officer and Authorized Officer)