Form 10-K
period 2008-12-31
REGIONS FINANCIAL CORP
filed 2009-02-25
CIK 1281761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

(Address of principal executive offices)

Registrant’s telephone number, including area code: (205) 944-1300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value	New York Stock Exchange
8.875% Trust Preferred Securities of Regions Financing Trust III	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Common Stock, $.01 par value—$7,294,300,055 as of June 30, 2008.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value—694,631,959 shares issued and outstanding as of February 17, 2009

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the Annual Meeting to be held on April 16, 2009 are incorporated by reference into Part III.

REGIONS FINANCIAL CORPORATION

Form 10-K

i

PART I

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, other periodic reports filed by Regions Financial Corporation (“Regions”) under the Securities Exchange Act of 1934, as amended, and any other written or oral statements made by or on behalf of Regions may include forward-looking statements. The Private Securities Litigation Reform Act of 1995 (the “Act”) provides a safe harbor for forward-looking statements which are identified as such and are accompanied by the identification of important factors that could cause actual results to differ materially from the forward-looking statements. For these statements, we, together with our subsidiaries, unless the context implies otherwise, claim the protection afforded by the safe harbor in the Act. Forward-looking statements are not based on historical information, but rather are related to future operations, strategies, financial results or other developments. Forward-looking statements are based on management’s expectations as well as certain assumptions and estimates made by, and information available to, management at the time the statements are made. Those statements are based on general assumptions and are subject to various risks, uncertainties and other factors that may cause actual results to differ materially from the views, beliefs and projections expressed in such statements. These risks, uncertainties and other factors include, but are not limited to, those described below:

•

In October of 2008, Congress enacted, and President Bush signed into law, the Emergency Economic Stabilization Act of 2008, and on February 17, 2009 the American Recovery and Reinvestment Act of 2009 was signed into law. Additionally, the U.S. Treasury and federal banking regulators are implementing a number of programs to address capital and liquidity issues in the banking system, all of which may have significant effects on Regions and the financial services industry, the exact nature and extent of which cannot be determined at this time.

•	Possible changes in interest rates may affect funding costs and reduce earning asset yields, thus reducing margins.

•	Possible changes in general economic and business conditions in the United States in general and in the communities Regions serves in particular.

•	Possible changes in the creditworthiness of customers and the possible impairment of collectibility of loans.

•

Possible other changes in trade, monetary and fiscal policies, laws and regulations, and other activities of governments, agencies, and similar organizations, including changes in accounting standards, may have an adverse effect on business.

•	The current stresses in the financial and real estate markets, including possible continued deterioration in property values.

•	Regions’ ability to manage fluctuations in the value of assets and liabilities and off-balance sheet exposure so as to maintain sufficient capital and liquidity to support Regions’ business.

•	Regions’ ability to achieve the earnings expectations related to businesses that have been acquired or that may be acquired in the future.

•	Regions’ ability to expand into new markets and to maintain profit margins in the face of competitive pressures.

•	Regions’ ability to develop competitive new products and services in a timely manner and the acceptance of such products and services by Regions’ customers and potential customers.

•	Regions’ ability to keep pace with technological changes.

•	Regions’ ability to effectively manage credit risk, interest rate risk, market risk, operational risk, legal risk, liquidity risk, and regulatory and compliance risk.

•	The cost and other effects of material contingencies, including litigation contingencies.

•	The effects of increased competition from both banks and non-banks.

•	The effects of geopolitical instability and risks such as terrorist attacks.

•	Possible changes in consumer and business spending and saving habits could affect Regions’ ability to increase assets and to attract deposits.

•	The effects of weather and natural disasters such as droughts and hurricanes.

The words “believe,” “expect,” “anticipate,” “project” and similar expressions often signify forward-looking statements. You should not place undue reliance on any forward-looking statements, which speak only as of the date made. We assume no obligation to update or revise any forward-looking statements that are made from time to time.

See also Item 1A. “Risk Factors” of this Annual Report on Form 10-K.

Item 1.	Business

Regions Financial Corporation (together with its subsidiaries on a consolidated basis, “Regions” or “Company”) is a financial holding company headquartered in Birmingham, Alabama, which operates throughout the South, Midwest and Texas. Regions provides traditional commercial, retail and mortgage banking services, as well as other financial services in the fields of investment banking, asset management, trust, mutual funds, securities brokerage, insurance and other specialty financing. At December 31, 2008, Regions had total consolidated assets of approximately $146.2 billion, total consolidated deposits of approximately $90.9 billion and total consolidated stockholders’ equity of approximately $16.8 billion.

Regions is a Delaware corporation that, on July 1, 2004, became the successor by merger to Union Planters Corporation and the former Regions Financial Corporation. Its principal executive offices are located at 1900 Fifth Avenue North, Birmingham, Alabama 35203, and its telephone number at that address is (205) 944-1300.

Banking Operations

Regions conducts its banking operations through Regions Bank, an Alabama chartered commercial bank that is a member of the Federal Reserve System. At December 31, 2008, Regions operated approximately 2,300 ATMs and 1,900 banking offices in Alabama, Arkansas, Florida, Georgia, Illinois, Indiana, Iowa, Kentucky, Louisiana, Mississippi, Missouri, North Carolina, South Carolina, Tennessee, Texas and Virginia.

The following chart reflects the distribution of branch locations in each of the states in which Regions conducts its banking operations.

Branches
Alabama	251
Arkansas	114
Florida	420
Georgia	155
Illinois	72
Indiana	66
Iowa	18
Kentucky	19
Louisiana	129
Mississippi	155
Missouri	68
North Carolina	9
South Carolina	37
Tennessee	300
Texas	84
Virginia	3

Totals	1,900

Other Financial Services Operations

In addition to its banking operations, Regions provides additional financial services through the following subsidiaries:

Morgan Keegan & Company, Inc. (“Morgan Keegan”), a subsidiary of Regions Financial Corporation, is a full-service regional brokerage and investment banking firm. Morgan Keegan offers products and services including securities brokerage, asset management, financial planning, mutual funds, securities underwriting, sales and trading, and investment banking. Morgan Keegan also manages the delivery of trust services, which are provided pursuant to the trust powers of Regions Bank. Morgan Keegan, one of the largest investment firms in the South, employs over 1,200 financial advisors offering products and services from over 300 offices located in Alabama, Arkansas, Florida, Georgia, Illinois, Kentucky, Louisiana, Massachusetts, Mississippi, New York, North Carolina, South Carolina, Tennessee, Texas and Virginia.

Regions Insurance Group, Inc., a subsidiary of Regions Financial Corporation, is an insurance broker that offers insurance products through its subsidiaries Regions Insurance, Inc. (formerly Rebsamen Insurance, Inc.), headquartered in Little Rock, Arkansas, and Regions Insurance Services, Inc., headquartered in Memphis, Tennessee. Through its insurance brokerage operations in Alabama, Arkansas, Indiana, Louisiana, Missouri, Mississippi, Tennessee and Texas, Regions Insurance, Inc. offers insurance coverage for various lines of personal and commercial insurance, such as property, casualty, life, health and accident insurance. Regions Insurance Services, Inc. offers credit-related insurance products, such as title, term life, credit life, environmental, crop and mortgage insurance, as well as debt cancellation products to customers of Regions. With $117.1 million in annual revenues and 27 offices in eight states, Regions Insurance Group, Inc. is one of the largest insurance brokers in the United States.

Regions has several subsidiaries and affiliates which are agents or reinsurers of credit life insurance products relating to the activities of certain affiliates of Regions.

Regions Equipment Finance Corporation, a subsidiary of Regions Bank, provides domestic and international equipment financing products, focusing on commercial clients.

Acquisition Program

A substantial portion of the growth of Regions from its inception as a bank holding company in 1971 has been through the acquisition of other financial institutions, including commercial banks and thrift institutions, and the assets and deposits of those financial institutions. As part of its ongoing strategic plan, Regions continually evaluates business combination opportunities. Any future business combination or series of business combinations that Regions might undertake may be material, in terms of assets acquired or liabilities assumed, to Regions’ financial condition. Historically, business combinations in the financial services industry have typically involved the payment of a premium over book and market values. This practice could result in dilution of book value and net income per share for the acquirer.

Segment Information

Reference is made to Note 24 “Business Segment Information” to the consolidated financial statements included under Item 8. of this Annual Report on Form 10-K for information required by this item.

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

Under the BHC Act, an eligible bank holding company may elect to be a “financial holding company” and thereafter may engage in a range of activities that are financial in nature and that are not permissible for bank holding companies that are not financial holding companies. A financial holding company may engage directly or through a subsidiary in the statutorily authorized activities of securities dealing, underwriting and market making, insurance underwriting and agency activities, merchant banking and insurance company portfolio investments. A financial holding company also may engage in any activity that the Federal Reserve determines by rule or order to be financial in nature, incidental to such financial activity, or complementary to a financial activity and that does not pose a substantial risk to the safety and soundness of an institution or to the financial system generally.

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

The BHC Act provides generally for “umbrella” regulation of financial holding companies by the Federal Reserve, and for functional regulation of banking activities by bank regulators, securities activities by securities regulators, and insurance activities by insurance regulators.

For a bank holding company to be eligible for financial holding company status, all of its subsidiary insured depository institutions must be well capitalized and well managed. A bank holding company may become a financial holding company by filing a declaration with the Federal Reserve that it elects to become a financial holding company. The Federal Reserve must deny expanded authority to any bank holding company with a subsidiary insured depository institution that received less than a satisfactory rating on its most recent Community Reinvestment Act of 1977 (the “CRA”) review as of the time it submits its declaration. If, after becoming a financial holding company and undertaking activities not permissible for a bank holding company that is not a financial holding company, the company fails to continue to meet any of the prerequisites for financial holding company status, the company must enter into an agreement with the Federal Reserve to comply with all applicable capital and management requirements. If the company does not return to compliance within 180 days, the Federal Reserve may order the company to divest its subsidiary banks or the company may discontinue or divest investments in companies engaged in activities permissible only for a bank holding company that has elected to be treated as a financial holding company.

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

Regions Bank is a member of the FDIC, and, as such, its deposits are insured by the FDIC to the extent provided by law. It is also subject to numerous statutes and regulations that affect its business activities and operations, and is supervised and examined by one or more state or federal bank regulatory agencies. See “FDIC Temporary Liquidity Guarantee Program” below.

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

U.S. Treasury Capital Purchase Program.    Pursuant to the U.S. Department of the Treasury’s (the “U.S. Treasury”) Capital Purchase Program (the “CPP”), on November 14, 2008, Regions issued and sold to the U.S. Treasury in an offering exempt from registration under Section 4(2) of the Securities Act of 1933, (i) 3.5 million shares of Regions’ Fixed Rate Cumulative Perpetual Preferred Stock, Series A, par value $1.00 and liquidation preference $1,000 per share ($3.5 billion aggregate liquidation preference) (the “Series A Preferred Stock”) and (ii) a warrant (the “Warrant”) to purchase 48,253,677 shares of Regions’ common stock, at an exercise price of $10.88 per share, subject to certain anti-dilution and other adjustments for an aggregate purchase price of $3.5 billion in cash. The securities purchase agreement, dated November 14, 2008, pursuant to which the securities issued to the U.S. Treasury under the CPP were sold, limits the payment of dividends on Regions’ common stock to the current quarterly dividend of $0.10 per share without prior approval of the U.S. Treasury, limits Regions’ ability to repurchase shares of its common stock (with certain exceptions, including the repurchase of our common stock to offset share dilution from equity-based compensation awards), grants the holders of the Series A Preferred Stock, the Warrant and the common stock of Regions to be issued under the Warrant certain registration rights, and subjects Regions to certain of the executive compensation limitations included in the Emergency Economic Stabilization Act of 2008.

FDIC Temporary Liquidity Guarantee Program.    Regions and Regions Bank have chosen to participate in the FDIC’s Temporary Liquidity Guarantee Program (the “TLGP”), which applies to, among others, all U.S. depository institutions insured by the FDIC and all United States bank holding companies, unless they have opted out. Under the TLGP, the FDIC guarantees certain senior unsecured debt of Regions and Regions Bank, as well as non-interest bearing transaction account deposits at Regions Bank. Under the transaction account guarantee component of the TLGP, all non-interest bearing transaction accounts maintained at Regions Bank are insured in full by the FDIC until December 31, 2009, regardless of the standard maximum deposit insurance amounts. Under the debt guarantee component of the TLGP, the FDIC will pay the unpaid principal and interest on an FDIC-guaranteed debt instrument upon the uncured failure of the participating entity to make a timely payment of principal or interest. On December 11, 2008, Regions Bank issued and sold $3.5 billion aggregate principal amount of its senior bank notes guaranteed under the TLGP. Regions Bank issued and sold an additional $250 million aggregate principal amount of guaranteed senior bank notes on December 16, 2008. Neither Regions nor Regions Bank is permitted to use the proceeds from the sale of securities guaranteed under the TLGP to prepay any of its other debt that is not guaranteed by the FDIC.

Comprehensive Financial Stability Plan of 2009.    On February 10, 2009, Treasury Secretary Timothy Geithner announced a new comprehensive financial stability plan (the “Financial Stability Plan”), which builds upon existing programs and earmarks the second $350 billion of unused funds originally authorized under the Emergency Economic Stabilization Act of 2008.

The major elements of the Financial Stability Plan include: (i) a capital assistance program that will invest in convertible preferred stock of certain qualifying institutions, (ii) a consumer and business lending initiative to fund new consumer loans, small business loans and commercial mortgage asset-backed securities issuances,

(iii) a new public-private investment fund that will leverage public and private capital with public financing to purchase up to $500 billion to $1 trillion of legacy “toxic assets” from financial institutions, and (iv) assistance for homeowners by providing up to $75 billion to reduce mortgage payments and interest rates and establishing loan modification guidelines for government and private programs. In addition, all banking institutions with assets over $100 billion, such as Regions, will be required to undergo a comprehensive “stress test” to determine if they have sufficient capital to continue lending and to absorb losses that could result from a more severe decline in the economy than projected.

Institutions receiving assistance under the Financial Stability Plan going forward will be subject to higher transparency and accountability standards, including restrictions on dividends, acquisitions and executive compensation and additional disclosure requirements. Regions cannot predict at this time the effect that the Financial Stability Plan may have on it or its business, financial condition or results of operations.

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

If, in the opinion of a federal regulatory agency, an institution under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the institution, could include the payment of dividends), such agency may require, after notice and hearing, that such institution cease and desist from such practice. The federal banking agencies have indicated that paying dividends that deplete an institution’s capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Act (“FDIA”), an insured institution may not pay any dividend if payment would cause it to become “undercapitalized” or if it already is “undercapitalized.” See “Regulatory Remedies under the FDIA” below. Moreover, the Federal Reserve and the FDIC have issued policy statements stating that bank holding companies and insured banks should generally pay dividends only out of current operating earnings.

Under the Federal Reserve’s Regulation H, Regions Bank may not, without the approval of the Federal Reserve, declare or pay a dividend to Regions if the total of all dividends declared in a calendar year exceeds the total of (a) Regions Bank’s net income for that year and (b) its retained net income for the preceding two calendar years, less any required transfers to additional paid-in capital or to a fund for the retirement of preferred stock. As a result of our $5.6 billion loss in 2008, Regions Bank cannot, without approval from the Federal Reserve, declare or pay a dividend to Regions until such time as Regions Bank is able to satisfy the criteria discussed in the preceding sentence. Given the loss in 2008, Regions Bank does not expect to be able to pay dividends to Regions in the near term without obtaining regulatory approval. Under Alabama law, a bank may not pay a dividend in excess of 90 percent of its net earnings until the bank’s surplus is equal to at least 20 percent of capital. Regions Bank is also required by Alabama law to obtain approval of the Superintendent of Banking prior to the payment of dividends if the total of all dividends declared by Regions Bank in any calendar year will exceed the total of (a) Regions Bank’s net earnings (as defined by statute) for that year, plus (b) its retained net earnings for the preceding two years, less any required transfers to surplus. Also, no dividends may be paid from Regions Bank’s surplus without the prior written approval of the Superintendent of Banking.

However, the ability of Regions to pay dividends to its stockholders is not totally dependent on the receipt of dividends from Regions Bank, as Regions has other cash available to make such payment. As of December 31, 2008, Regions had $4.8 billion of cash and cash equivalents, which is available for corporate purposes, including debt service and to pay dividends to its stockholders. This is compared to an anticipated common dividend requirement, assuming current dividend payment levels, of approximately $277 million and preferred cash dividends of approximately $175 million for the full year 2009. Expected debt maturities in 2009 are approximately $425 million.

Although Regions currently has capacity to make common dividend payments in 2009, the payment of dividends by Regions and the dividend rate are subject to management review and approval by Regions’ Board of Directors on a quarterly basis. Preferred dividends are to be paid in accordance with the terms of the CPP. See Item 1A. “Risk Factors” of this Annual Report on Form 10-K for additional information.

In the current financial and economic environment, the Federal Reserve has indicated that bank holding companies should carefully review their dividend policy and has discouraged payment ratios that are at maximum allowable levels unless both asset quality and capital are very strong.

Prior to November 14, 2011, unless Regions has redeemed all of the Series A Preferred Stock issued to the U.S. Treasury on November 14, 2008 or unless the U.S. Treasury has transferred all the preferred securities to a third party, the consent of the U.S. Treasury will be required for Regions to declare or pay any dividend or make any distribution on common stock other than (i) regular quarterly cash dividends of not more than the current level of $0.10 per share, as adjusted for any stock split, stock dividend, reverse stock split, reclassification or similar transaction, (ii) dividends payable solely in shares of common stock and (iii) dividends or distributions of rights or junior stock in connection with a stockholders’ rights plan.

Capital Adequacy.    Regions and Regions Bank are required to comply with the applicable capital adequacy standards established by the Federal Reserve. There are two basic measures of capital adequacy for bank holding companies that have been promulgated by the Federal Reserve: a risk-based measure and a leverage measure.

The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in credit and market risk profiles among banks and financial holding companies, to account for off-balance sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items.

The minimum guideline for the ratio of total capital (“Total Capital”) to risk-weighted assets (including certain off-balance sheet items, such as standby letters of credit) is 8.0%. At least half of the Total Capital must be composed of qualifying common equity, qualifying noncumulative perpetual preferred stock, including related surplus, and senior perpetual preferred stock issued to the U.S. Treasury under the CPP, minority interests relating to qualifying common or noncumulative perpetual preferred stock issued by a consolidated U.S. depository institution or foreign bank subsidiary, and certain “restricted core capital elements”, as discussed below, less goodwill and certain other intangible assets (“Tier 1 Capital”).

Tier 2 Capital may consist of, among other things, qualifying subordinated debt, mandatorily convertible debt securities, other preferred stock and trust preferred securities and a limited amount of the allowance for loan losses. Non-cumulative perpetual preferred stock, trust preferred securities and other so-called “restricted core capital elements” are currently limited to 25% of Tier 1 Capital. The minimum guideline for Tier 1 Capital is 4.0%. At December 31, 2008, Regions’ consolidated Tier 1 Capital ratio was 10.38% and its Total Capital ratio was 14.64%.

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average total assets, less goodwill and certain other intangible assets (the “Leverage Ratio”), of 3.0% for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies generally are required to maintain a Leverage Ratio of at least 4%. Regions’ Leverage Ratio at December 31, 2008 was 8.47%.

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

A subsidiary bank is subject to substantially similar risk-based and leverage capital requirements as those applicable to Regions. Regions Bank was in compliance with applicable minimum capital requirements as of December 31, 2008. Neither Regions nor Regions Bank has been advised by any federal banking agency of any specific minimum capital ratio requirement applicable to it as of December 31, 2008.

In 2004, the Basel Committee on Banking Supervision published a new set of risk-based capital standards (“Basel II”) in order to update the original international capital standards that had been put in place in 1988 (“Basel I”). Basel II provides two approaches for setting capital standards for credit risk—an internal ratings-based approach tailored to individual institutions’ circumstances and a standardized approach that bases risk-weighting on external credit assessments to a much greater extent than permitted in the existing risk-based capital guidelines. Basel II also would set capital requirements for operational risk and refine the existing capital requirements for market risk exposures. The U.S. banking and thrift agencies are developing proposed revisions to their existing capital adequacy regulations and standards based on Basel II. A definitive final rule for implementing the advanced approaches of Basel II in the United States, which applies only to internationally active banking organizations, or “core banks” (defined as those with consolidated total assets of $250 billion or more or consolidated on-balance sheet foreign exposures of $10 billion or more) became effective on April 1, 2008. Other U.S. banking organizations may elect to adopt the requirements of this rule (if they meet applicable qualification requirements), but are not required to comply. The rule also allows a banking organization’s primary Federal supervisor to determine that application of the rule would not be appropriate in light of the bank’s asset size, level of complexity, risk profile or scope of operations. Regions Bank is currently not required to comply with Basel II.

In July 2008, the agencies issued a proposed rule that would provide banking organizations that do not use the advanced approaches with the option to implement a new risk-based capital framework. This framework would adopt the standardized approach of Basel II for credit risk, the basic indicator approach of Basel II for operational risk, and related disclosure requirements. While this proposed rule generally parallels the relevant approaches under Basel II, it diverges where United States markets have unique characteristics and risk profiles, most notably with respect to risk weighting residential mortgage exposures. Comments on the proposed rule were due to the agencies by October 27, 2008, but a definitive final rule had not been issued as of December 31, 2008. The proposed rule, if adopted, will replace the agencies’ earlier proposed amendments to existing risk-based capital guidelines to make them more risk sensitive (formerly referred to as the “Basel I-A” approach)

Failure to meet capital guidelines could subject a bank to a variety of enforcement remedies, including the termination of deposit insurance by the FDIC, and to certain restrictions on its business. See “Regulatory Remedies under the FDIA” below.

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

Cross-Guarantee Provisions.    Each insured depository institution “controlled” (as defined in the BHC Act) by the same bank holding company can be held liable to the FDIC for any loss incurred, or reasonably expected to be incurred, by the FDIC due to the default of any other insured depository institution controlled by that holding company and for any assistance provided by the FDIC to any of those banks that is in danger of default. Such a “cross-guarantee” claim against a depository institution is generally superior in right of payment to claims of the holding company and its affiliates against that depository institution. At this time, Regions Bank is the only insured depository institution controlled by Regions for this purpose. If in the future, however, Regions were to control other insured depository institutions, such cross-guarantee would apply to all such insured depository institutions.

Transactions with Affiliates.    There are various legal restrictions on the extent to which Regions and its non-bank subsidiaries may borrow or otherwise obtain funding from Regions Bank. Under Sections 23A and 23B of the Federal Reserve Act and the Federal Reserve’s Regulation W, Regions Bank (and its subsidiaries) may only engage in lending and other “covered transactions” with non-bank and non-savings bank affiliates to the following extent: (a) in the case of any single such affiliate, the aggregate amount of covered transactions of Regions Bank and its subsidiaries may not exceed 10% of the capital stock and surplus of Regions Bank; and (b) in the case of all affiliates, the aggregate amount of covered transactions of Regions Bank and its subsidiaries may not exceed 20% of the capital stock and surplus of Regions Bank. Covered transactions also are subject to certain collateralization requirements. “Covered transactions” are defined by statute to include a loan or extension of credit, as well as a purchase of securities issued by an affiliate, a purchase of assets (unless otherwise exempted by the Federal Reserve) from the affiliate, the acceptance of securities issued by the affiliate as collateral for a loan, and the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate. All covered transactions, including certain additional transactions, (such as transactions with a third party in which an affiliate has a financial interest) must be conducted on market terms.

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

An institution that is categorized as undercapitalized, significantly undercapitalized or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. Under the FDIA, in order for the capital restoration plan to be accepted by the appropriate federal banking agency, a bank holding company must guarantee that a subsidiary depository institution will comply with its capital restoration plan, subject to certain limitations. The bank holding company must also provide appropriate assurances of performance. The obligation of a controlling bank holding company under the FDIA to fund a capital restoration plan is limited to the lesser of 5.0% of an undercapitalized subsidiary’s assets or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except in accordance with an accepted capital restoration plan or with the approval of the FDIC. In addition, the appropriate federal banking agency is given authority with respect to any undercapitalized depository institution to take any of the actions it is required to or may take with respect to a significantly undercapitalized institution as described below if it determines “that those actions are necessary to carry out the purpose” of the FDIA.

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

At December 31, 2008, Regions Bank had the requisite capital levels to qualify as well capitalized.

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

For most banks and savings associations, including Regions Bank, FDIC rates will depend upon a combination of CAMELS component ratings and financial ratios. CAMELS ratings reflect the applicable bank regulatory agency’s evaluation of the financial institution’s capital, asset quality, management, earnings, liquidity and sensitivity to risk. For large banks and savings associations that have long-term debt issuer ratings, assessment rates will depend upon such ratings and CAMELS component ratings. Initially, assessment rates for institutions such as Regions Bank, which are in the lowest risk category, generally varied from five to seven basis points per $100 of insured deposits. On December 16, 2008, however, the FDIC adopted a final rule, effective as of January 1, 2009, increasing risk-based assessment rates uniformly by seven basis points (on an annual basis) for the first quarter of 2009. In October 2008, the FDIC also proposed changes to take effect beginning in the second quarter of 2009 that would require riskier institutions to pay a larger share. The comment period for these proposed changes expired on December 17, 2008, and the FDIC has announced its intention to discuss the proposed rule in early 2009.

The FDIA, as amended by the FDI Reform Act, requires the FDIC to set a ratio of deposit insurance reserves to estimated insured deposits, the designated reserve ratio (the “DRR”), for a particular year within a range of 1.15% to 1.50%. For 2009, the FDIC has set the DRR at 1.25%, which is unchanged from 2008 levels. Under the FDI Reform Act and the FDIC’s revised premium assessment program, every FDIC-insured institution will pay some level of deposit insurance assessments regardless of the level of the DRR. We cannot predict whether, as a result of an adverse change in economic conditions or other reasons, the FDIC will be required in the future to increase deposit insurance assessments above current levels. The FDIC also adopted rules providing for a one-time credit assessment to each eligible insured depository institution based on the assessment base of the institution on December 31, 1996. The credit may be applied against the institution’s 2007 assessment, and for the three years thereafter the institution may apply the credit against up to 90% of its assessment. Regions

Bank qualified for a credit of approximately $110 million, of which $34 million was applied in 2007, $41 million in 2008, and the remaining balance of $35 million will be applied in 2009, thereby exhausting the credit. For more information, see the “Bank Regulatory Capital Requirements” section of Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation” of this Annual Report on Form 10-K.

In addition, the Deposit Insurance Funds Act of 1996 authorized the Financing Corporation (“FICO”) to impose assessments on DIF applicable deposits in order to service the interest on FICO’s bond obligations from deposit insurance fund assessments. The amount assessed on individual institutions by FICO will be in addition to the amount, if any, paid for deposit insurance according to the FDIC’s risk-related assessment rate schedules. FICO assessment rates may be adjusted quarterly to reflect a change in assessment base. The FICO annual assessment rate for the fourth quarter of 2008 was 1.10 cents per $100 deposits and will rise to 1.14 cents per $100 deposits for the first quarter of 2009. Regions Bank had a FICO assessment of $10.0 million in FDIC deposit premiums in 2008.

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

In addition to federal registration, state securities commissions require the registration of certain broker-dealers and investment advisers. Morgan Keegan is registered as a broker-dealer with every state, the District of Columbia, and Puerto Rico. Morgan Keegan is registered as an investment adviser in over 40 states and the District of Columbia.

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

Financial Privacy.    The federal banking regulators have adopted rules that limit the ability of banks and other financial institutions to disclose non-public information about consumers to non-affiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a non-affiliated third party. These regulations affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors. In addition, consumers may also prevent disclosure of certain information among affiliated companies that is assembled or used to determine eligibility for a product or service, such as that shown on consumer credit reports and asset and income information from applications. Beginning October 1, 2008, consumers also have the option to direct banks and other financial institutions not to share information about transactions and experiences with affiliated companies for the purpose of marketing products or services.

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

Other.    The U.S. Congress and state lawmaking bodies continue to consider a number of wide-ranging proposals for altering the structure, regulation and competitive relationships of the nation’s financial institutions. It cannot be predicted whether or in what form further legislation may be adopted or the extent to which Regions’ business may be affected thereby.

Competition

All aspects of Regions’ business are highly competitive. Regions’ subsidiaries compete with other financial institutions located in the states in which they operate and other adjoining states, as well as large banks in major financial centers and other financial intermediaries, such as savings and loan associations, credit unions, consumer finance companies, brokerage firms, insurance companies, investment companies, mutual funds, mortgage companies and financial service operations of major commercial and retail corporations. Regions expects competition to intensify among financial services companies due to the recent consolidation of certain competing financial institutions and the conversion of certain investment banks to bank holding companies.

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

Employees

As of December 31, 2008, Regions and its subsidiaries had 30,784 employees.

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

Making or continuing an investment in securities issued by Regions, including our common stock, involves certain risks that you should carefully consider. The risks and uncertainties described below are not the only risks that may have a material adverse effect on Regions. Additional risks and uncertainties also could adversely affect our businesses, financial condition and results of operations. If any of the following risks actually occur, our businesses, financial condition or results of operations could be negatively affected, the market price for your securities could decline, and you could lose all or a part of your investment. Further, to the extent that any of the information contained in this Annual Report on Form 10-K constitutes forward-looking statements, the risk factors set forth below also are cautionary statements identifying important factors that could cause Regions’ actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of Regions.

Our businesses have been and may continue to be adversely affected by current conditions in the financial markets and economic conditions generally.

The capital and credit markets have been experiencing unprecedented levels of volatility and disruption for more than a year. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. As a consequence of the recession that the United States now finds itself in, business activity across a wide range of industries face serious difficulties due to the lack of consumer spending and the extreme lack of liquidity in the global credit markets. Unemployment has also increased significantly.

A sustained weakness or weakening in business and economic conditions generally or specifically in the principal markets in which we do business could have one or more of the following adverse effects on our businesses:

•	A decrease in the demand for loans and other products and services offered by us;

•	A decrease in the value of our loans held for sale or other assets secured by consumer or commercial real estate;

•	An impairment of certain intangible assets, such as goodwill;

•

An increase in the number of clients and counterparties who become delinquent, file for protection under bankruptcy laws or default on their loans or other obligations to us. An increase in the number of delinquencies, bankruptcies or defaults could result in a higher level of nonperforming assets, net charge-offs, provision for loan losses, and valuation adjustments on loans held for sale.

Overall, during the past year, the general business environment has had an adverse effect on our business, and there can be no assurance that the environment will improve in the near term. Until conditions improve, we expect our businesses, financial condition and results of operations to be adversely affected.

Current market developments may adversely affect our industry, businesses and results of operations.

Dramatic declines in the housing market during the prior year, with falling home prices and increasing foreclosures and unemployment, have resulted in, and may continue to result in, significant write-downs of asset values by us and other financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative securities, have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced, and in some cases, ceased to provide funding to borrowers including financial institutions.

This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting lack of available credit, lack of confidence in the financial sector, increased volatility in the financial markets and reduced business activity could materially and adversely affect our business, financial condition and results of operations.

Further negative market developments may affect consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates, which may impact our charge-offs and provisions for credit losses. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial services industry.

The soundness of other financial institutions could adversely affect us.

Since mid-2007, the financial services industry as a whole, as well as the securities markets generally, have been materially and adversely affected by very significant declines in the values of nearly all asset classes and by a very serious lack of liquidity. Financial institutions in particular have been subject to increased volatility and an overall loss in investor confidence.

Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services companies are interrelated as a result of trading, clearing, counterparty, or other relationships. We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds, and other institutional clients. As a result, defaults by, or even rumors or questions about, one or more financial services companies, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due us. There is no assurance that any such losses would not materially and adversely affect our businesses, financial condition or results of operations.

There can be no assurance that the Emergency Economic Stabilization Act of 2008 and other recently enacted government programs will help stabilize the U.S. financial system.

On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008, as amended (the “EESA”). The legislation was the result of a proposal by Treasury Secretary Henry Paulson to the U.S. Congress on September 20, 2008 in response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions. The U.S. Treasury and federal banking regulators are implementing a number of programs under this legislation and otherwise to address capital and liquidity issues in the banking system, including the CPP, in which Regions participated. In addition, other regulators have taken steps to attempt to stabilize and add liquidity to the financial markets, such as the FDIC’s TLGP.

On February 10, 2009, Treasury Secretary Timothy Geithner announced the Financial Stability Plan, which earmarks the second $350 billion originally authorized under the EESA. The Financial Stability Plan is intended to, among other things, make capital available to financial institutions, purchase certain legacy loans and assets from financial institutions, restart securitization markets for loans to consumers and businesses and relieve certain pressures on the housing market, including the reduction of mortgage payments and interest rates.

In addition, the American Recovery and Reinvestment Act of 2009 (the “ARRA”), which was signed into law on February 17, 2009, includes, among other things, extensive new restrictions on the compensation arrangements of financial institutions participating in TARP.

There can be no assurance, however, as to the actual impact that the EESA, as supplemented by the Financial Stability Plan, the ARRA and other programs will have on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced. The failure of the EESA, the ARRA, the Financial Stability Plan and other programs to stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our businesses, financial condition, results of operations, access to credit or the trading price of our common stock.

The EESA, ARRA and the Financial Stability Plan are relatively new initiatives and, as such, are subject to change and evolving interpretation. There can be no assurances as to the effects that any further changes will have on the effectiveness of the government’s efforts to stabalize the credit markets or on our businesses, financial condition or results of operations.

The limitations on incentive compensation contained in the ARRA may adversely affect Regions’ ability to retain its highest performing employees.

In the case of a company such as Regions that received CPP funds, the ARRA contains restrictions on bonus and other incentive compensation payable to the five executives named in a company’s proxy statement and the next twenty highest paid employees. Depending upon the limitations placed on incentive compensation by the final regulations issued under the ARRA, it is possible that Regions may be unable to create a compensation structure that permits Regions to retain its highest performing employees. If this were to occur, Regions’ businesses and results of operations could be adversely affected, perhaps materially.

We are subject to extensive governmental regulation, which could have an adverse impact on our operations.

The banking industry is extensively regulated and supervised under both federal and state law. We are subject to the regulation and supervision of the Federal Reserve, the FDIC and the Superintendent of Banking of the State of Alabama. These regulations are intended primarily to protect depositors, the public and the FDIC insurance fund, and not our shareholders. These regulations govern matters ranging from the regulation of certain debt obligations, changes in the control of bank holding companies and state-chartered banks, and the maintenance of adequate capital to the general business operations and financial condition of Regions Bank, including permissible types, amounts and terms of loans and investments, to the amount of reserves against deposits, restrictions on dividends, establishment of branch offices, and the maximum interest rate that may be charged by law. Additionally, certain subsidiaries of Regions and Regions Bank, such as Morgan Keegan, are subject to regulation, supervision and examination by other regulatory authorities, such as the SEC, FINRA and state securities and insurance regulators. We are subject to changes in federal and state law, as well as regulations and governmental policies, income tax laws and accounting principles. Regulations affecting banks and other financial institutions are undergoing continuous change, and the ultimate effect of such changes cannot be predicted. Regulations and laws may be modified at any time, and new legislation may be enacted that will affect us, Regions Bank and our subsidiaries.

Given the current disruption in the financial markets and regulatory initiatives that are likely to be proposed by the new administration and Congress, new regulations and laws that may affect us are increasingly likely. Compliance with such regulation may increase our costs and limit our ability to pursue business opportunities. Also, participation in specific programs may subject us to additional restrictions. We cannot assure you that such modifications or new laws will not adversely affect us. Our regulatory position is discussed in greater detail under Item 1. “Business—Supervision and Regulation” of this Annual Report on Form 10-K.

In addition, Regions will be required to pay significantly higher FDIC premiums because market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits.

We may need to raise additional capital in the future and such capital may not be available when needed or at all.

We may need to raise additional capital in the future to provide us with sufficient capital resources and liquidity to meet our commitments and business needs. Our ability to raise additional capital, if needed, will depend on, among other things, conditions in the capital markets at that time, which are outside of our control, and our financial performance. The ongoing liquidity crisis and the loss of confidence in financial institutions may increase our cost of funding and limit our access to some of our customary sources of capital, including, but not limited to, inter-bank borrowings, repurchase agreements and borrowings from the discount window of the Federal Reserve.

We cannot assure you that such capital will be available to us on acceptable terms or at all. Any occurrence that may limit our access to the capital markets, such as a decline in the confidence of debt purchasers, depositors of Regions Bank or counterparties participating in the capital markets, or a downgrade of our debt rating, may adversely affect our capital costs and our ability to raise capital and, in turn, our liquidity. An inability to raise additional capital on acceptable terms when needed could have a materially adverse effect on our businesses, financial condition and results of operations.

We are a holding company and depend on our subsidiaries for dividends, distributions and other payments.

We are a legal entity separate and distinct from our banking and other subsidiaries. Our principal source of cash flow, including cash flow to pay dividends to our stockholders and principal and interest on our outstanding debt, is dividends from Regions Bank. There are statutory and regulatory limitations on the payment of dividends by Regions Bank to us, as well as by us to our stockholders. Regulations of both the Federal Reserve and the State of Alabama affect the ability of Regions Bank to pay dividends and other distributions to us and to make loans to us. Given the loss recorded at Regions Bank during the fourth quarter of 2008, under the Federal Reserve’s rules, Regions Bank does not expect to be able to pay dividends to us in the near term without first obtaining regulatory approval. If Regions Bank is unable to make dividend payments to us and sufficient capital is not otherwise available, we may not be able to make dividend payments to our common stockholders or principal and interest payments on our outstanding debt. See “Supervision and Regulation—Payment of Dividends” of this Annual Report on Form 10-K.

In addition, our right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors.

Any reduction in our credit rating could increase the cost of our funding from the capital markets.

The major rating agencies regularly evaluate us and their ratings of our long-term debt based on a number of factors, including our financial strength as well as factors not entirely within our control, including conditions affecting the financial services industry generally. On February 2, 2009, Moody’s Investors Service (“Moody’s”) downgraded our long-term senior debt from A2 to A3, and downgraded the ratings of certain of our subsidiaries, including Regions Bank. Moody’s downgraded its rating of Regions Bank’s financial strength from B- to C+ and its rating of Regions Bank’s long-term deposits from A1 to A2 and all of our debt and deposit ratings remain on negative outlook. In light of the difficulties in the financial services industry and the housing and financial markets, there can be no assurance that we will not be subject to further downgrades. Credit ratings measure a company’s ability to repay its obligations and directly affect the cost and availability to that company of unsecured financing. Further downgrades could adversely affect the cost and other terms upon which we are able to obtain funding and increase our cost of capital.

We may not pay dividends on your common stock.

Holders of shares of our common stock are only entitled to receive such dividends as our board of directors may declare out of funds legally available for such payments. Although we have historically declared cash dividends on our common stock, we are not required to do so and may reduce or eliminate our common stock dividend in the future. This could adversely affect the market price of our common stock. Also, participation in the CPP limits our ability to increase our dividend or to repurchase our common stock for so long as any securities issued under such program remain outstanding, as discussed in greater detail below.

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

As of December 31, 2008, residential homebuilder loans, home equity loans secured by second liens in Florida and condominium loans represented approximately 9.3% of our total loan portfolio. These portions of our loan portfolio have been under stress for over a year and, due to weakening credit quality, we increased our loan loss provision and our total allowance for credit losses. In addition, we have implemented several measures to support the management of these portions of the loan portfolio, including reassignment of experienced, key relationship managers to focus on work-out strategies for distressed borrowers.

While we expect that these actions will help mitigate the overall effects of the credit down cycle, the weakness in these portions of our loan portfolio is expected to continue well into 2009. Accordingly, it is anticipated that our non-performing asset and charge-off levels will remain elevated.

Further, the effects of recent mortgage market challenges, combined with the ongoing decrease in residential real estate market prices and demand, could result in further price reductions in home values, adversely affecting the value of collateral securing the residential real estate and construction loans that we hold, as well as loan originations and gains on sale of real estate and construction loans. Specifically, a significant portion of our residential mortgages and commercial real estate loan portfolios are composed of borrowers in the Southeastern United States, in which certain markets have been particularly adversely affected by declines in real estate value, declines in home sale volumes, and declines in new home building. For example, prices of Florida properties remain under significant pressure, with rising unemployment levels and the impact of the real estate downturn on the general economy. These factors could result in higher delinquencies and greater charge-offs in future periods, which would materially adversely affect our financial condition and results of operations. A decline in home values or overall economic weakness could also have an adverse impact upon the value of real estate or other assets which we own upon foreclosing a loan.

Our profitability and liquidity may be affected by changes in economic conditions in the areas where our operations or loans are concentrated.

Our success depends to a certain extent on the general economic conditions of the geographic markets served by Regions Bank in the states of Alabama, Arkansas, Florida, Georgia, Illinois, Indiana, Iowa, Kentucky, Louisiana, Mississippi, Missouri, North Carolina, South Carolina, Tennessee, Texas and Virginia. The local economic conditions in these areas have a significant impact on Regions Bank’s commercial, real estate and construction loans, the ability of borrowers to repay these loans and the value of the collateral securing these loans. Adverse changes in the economic conditions of these geographical areas for over a year have had a negative impact on the financial results of our banking operations and may continue to have a negative effect on our businesses, financial condition and results of operations.

We are exposed to intangible asset risk; specifically, our goodwill may become impaired.

We have determined that a portion of our goodwill was impaired and recorded a non-cash goodwill impairment charge of $6.0 billion in the fourth quarter of 2008. In addition, a further significant and sustained decline in our stock price and market capitalization, a significant decline in our expected future cash flows, a significant adverse change in the business climate or slower growth rates could result in further impairment of goodwill. If we were to conclude that a future write-down of our goodwill is necessary, then we would record the appropriate charge, which could be materially adverse to our operating results and financial position. For further discussion, see Notes 1 and 10, “Summary of Significant Accounting Policies” and “Intangible Assets”, to the Consolidated Financial Statements included in Item 8. of this Annual Report on Form 10-K.

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

Our current one-year interest rate sensitivity position is asset sensitive, meaning that an immediate increase in interest rates would likely have a positive cumulative impact on Regions’ twelve-month net interest income. Alternatively, a gradual decrease in rates over a twelve-month period would likely have a negative impact on twelve-month net interest income. However, like most financial institutions, our results of operations are affected by changes in interest rates and our ability to manage interest rate risks. Changes in market interest rates, or changes in the relationships between short-term and long-term market interest rates, or changes in the relationships between different interest rate indices, can affect the interest rates charged on interest-earning assets differently than the interest rates paid on interest-bearing liabilities. This difference could result in an increase in interest expense relative to interest income, or a decrease in our interest rate spread. For a more detailed discussion of these risks and our management strategies for these risks, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” of this Annual Report on Form 10-K.

Our net interest margin depends on many factors that are partly or completely out of our control, including competition, federal economic monetary and fiscal policies, and general economic conditions. Despite our strategies to manage interest rate risks, changes in interest rates can still have a material adverse impact on our businesses, financial condition and results of operations.

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

The fair market value of the securities in our portfolio and the investment income from these securities also fluctuate depending on general economic and market conditions. In addition, actual net investment income and/or cash flows from investments that carry prepayment risk, such as mortgage-backed and other asset-backed securities, may differ from those anticipated at the time of investment as a result of interest rate fluctuations. See the “Securities” section of Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation” of this Annual Report on Form 10-K.

Hurricanes and other weather-related events could cause a disruption in our operations or other consequences that could have an adverse impact on our results of operations.

A significant portion of our operations are located in the areas bordering the Gulf of Mexico and the Atlantic Ocean, regions that are susceptible to hurricanes. Such weather events can cause disruption to our operations and could have a material adverse effect on our overall results of operations. We maintain hurricane insurance, including coverage for lost profits and extra expense; however, there is no insurance against the disruption to the markets that we serve that a catastrophic hurricane could produce. Further, a hurricane in any of our market areas could adversely impact the ability of borrowers to timely repay their loans and may adversely impact the value of any collateral held by us. Some of the states in which we operate have in recent years experienced extreme droughts. The effects of past or future hurricanes, droughts and other weather-related events are difficult to predict, but could have an adverse effect on our businesses, financial condition and results of operations.

Our participation in the U.S. Treasury’s CPP imposes restrictions and obligations on us that limit our ability to increase dividends, repurchase shares of our common stock and access the equity capital markets.

On November 14, 2008, we issued and sold preferred stock and a warrant to purchase our common stock to the U.S. Treasury as part of its CPP. Prior to November 14, 2011, unless we have redeemed all of the preferred stock or the U.S. Treasury has transferred all of the preferred stock to a third party, the agreement pursuant to which such securities were sold, among other things, limits the payment of dividends on our common stock to the current quarterly dividend of $0.10 per share without prior regulatory approval, limits our ability to repurchase shares of our common stock (with certain exceptions, including the repurchase of our common stock to offset share dilution from equity-based compensation awards), and grants the holders of such securities certain registration rights which, in certain circumstances, impose lock-up periods during which we would be unable to issue equity securities. In addition, unless we are able to redeem the preferred stock during the first five years, the dividends on of this capital will increase substantially at that point, from 5% ($175 million annually) to 9% ($315 million annually). Depending on market conditions at the time, this increase in dividends could significantly impact our liquidity. See “Regulation and Supervision—U.S. Treasury Capital Purchase Program.”

The market price of shares of our common stock will fluctuate.

The market price of our common stock could be subject to significant fluctuations due to a change in sentiment in the market regarding our operations or business prospects. Such risks may be affected by:

•	Operating results that vary from the expectations of management, securities analysts and investors;

•	Developments in our businesses or in the financial sector generally;

•	Regulatory changes affecting our industry generally or our businesses and operations;

•	The operating and securities price performance of companies that investors consider to be comparable to us;

•	Announcements of strategic developments, acquisitions and other material events by us or our competitors;

•	Changes in the credit, mortgage and real estate markets, including the markets for mortgage-related securities; and

•	Changes in global financial markets and global economies and general market conditions, such as interest or foreign exchange rates, stock, commodity, credit or asset valuations or volatility.

Stock markets in general and our common stock in particular have, over the past year, and continue to be experiencing significant price and volume volatility. As a result, the market price of our common stock may continue to be subject to similar market fluctuations that may be unrelated to our operating performance or prospects. Increased volatility could result in a decline in the market price of our common stock.

Industry competition may have an adverse effect on our success.

Our profitability depends on our ability to compete successfully. We operate in a highly competitive environment. Certain of our competitors are larger and have more resources than we do. In our market areas, we face competition from other commercial banks, savings and loan associations, credit unions, internet banks, finance companies, mutual funds, insurance companies, brokerage and investment banking firms, and other financial intermediaries that offer similar services. Some of our non-bank competitors are not subject to the same extensive regulations that govern Regions or Regions Bank and may have greater flexibility in competing for business. Regions expects competition to intensify among financial services companies due to the recent consolidation of certain competing financial institutions and the conversion of certain investment banks to bank holding companies. Should competition in the financial services industry intensify, Regions’ ability to market its products and services may be adversely affected.

Changes in the policies of monetary authorities and other government action could adversely affect our profitability.

The results of operations of Regions are affected by credit policies of monetary authorities, particularly the Federal Reserve. The instruments of monetary policy employed by the Federal Reserve include open-market operations in U.S. government securities, changes in the discount rate or the federal funds rate on bank borrowings, and changes in reserve requirements against bank deposits. In view of changing conditions in the national economy and in the money markets, we cannot predict possible future changes in interest rates, deposit levels, and loan demand on our businesses and earnings. Furthermore, ongoing military operations in the Middle East or elsewhere around the world, including those in response to terrorist attacks, may result in currency fluctuations, exchange controls, market disruption and other adverse effects.

Anti-takeover laws and certain agreements and charter provisions may adversely affect share value.

Certain provisions of state and federal law and our certificate of incorporation may make it more difficult for someone to acquire control of us without our Board of Directors’ approval. Under federal law, subject to certain exemptions, a person, entity or group must notify the federal banking agencies before acquiring control of a bank holding company. Acquisition of 10% or more of any class of voting stock of a bank holding company or state member bank, including shares of our common stock, creates a rebuttable presumption that the acquiror “controls” the bank holding company or state member bank. Also, as noted under “Supervision and Regulation—General,” a bank holding company must obtain the prior approval of the Federal Reserve before, among other things, acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank, including Regions Bank. There also are provisions in our certificate of incorporation that may be used to delay or block a takeover attempt. As a result, these statutory provisions and provisions in our certificate of incorporation could result in Regions being less attractive to a potential acquiror.

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

The financial services market, including banking services, is undergoing rapid changes with frequent introductions of new technology-driven products and services. In addition to better serving customers, the effective use of technology increases efficiency and may enable us to reduce costs. Our future success may depend, in part, on our ability to use technology to provide products and services that provide convenience to customers and to create additional efficiencies in our operations.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Regions’ corporate headquarters occupy the main banking facility of Regions Bank, located at 1900 Fifth Avenue North, Birmingham, Alabama 35203.

Regions Bank, Regions’ banking subsidiary, operates 1,900 banking offices. Regions provides investment banking and brokerage services from over 300 offices of Morgan Keegan. At December 31, 2008, there were no significant encumbrances on the offices, equipment and other operational facilities owned by Regions and its subsidiaries.

See Item 1. “Business” of this Annual Report on Form 10-K for a list of the states in which Regions Bank branches and Morgan Keegan’s offices are located.

Item 3.	Legal Proceedings

Reference is made to Note 25 “Commitments, Contingencies and Guarantees,” to the consolidated financial statements under Item 8. of this Annual Report on Form 10-K.

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

None.

Executive Officers of the Registrant.

Information concerning the Executive Officers of Regions is set forth under Item 10. “Directors, Executive Officers and Corporate Governance” of this Annual Report on Form 10-K.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Regions’ common stock, par value $.01 per share, is listed for trading on the New York Stock Exchange under the symbol RF. Quarterly high and low sales prices of and cash dividends declared on Regions’ common stock are set forth in Table 25 “Quarterly Results of Operations” of “Management’s Discussion and Analysis”, which is included in Item 7. of this Annual Report on Form 10-K. As of February 17, 2009, there were 83,232 holders of record of Regions’ common stock (including participants in the Computershare Investment Plan for Regions Financial Corporation).

Restrictions on the ability of Regions Bank to transfer funds to Regions at December 31, 2008, are set forth in Note 15 “Regulatory Capital Requirements and Restrictions” to the consolidated financial statements, which are included in Item 8. of this Annual Report on Form 10-K. A discussion of certain limitations on the ability of Regions Bank to pay dividends to Regions and the ability of Regions to pay dividends on its common stock is set forth in Item 1. “Business” under the heading “Supervision and Regulation—Payment of Dividends” of this Annual Report on Form 10-K.

The following table presents information regarding issuer purchases of equity securities during the fourth quarter of 2008.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2008—October 31, 2008	—	$—	—	23,072,300
November 1, 2008—November 30, 2008	—	—	—	23,072,300
December 1, 2008—December 31, 2008	—	—	—	23,072,300

Total		$—		23,072,300

On January 18, 2007, Regions’ Board of Directors assessed the repurchase authorization of Regions and authorized the repurchase of an additional 50 million shares of Regions’ common stock through open market or privately negotiated transactions and announced the authorization of this repurchase. As indicated in the table above, approximately 23.1 million shares remain available for repurchase under the existing plan. As discussed in the “Supervision and Regulation” section of Item 1. “Business” of this Annual Report on Form 10-K, the Company’s ability to repurchase its common stock is limited by the terms of the Purchase Agreement between Regions and the U.S. Treasury. Under the CPP, prior to the earlier of (i) November 14, 2011, or (ii) the date on which the Series A Preferred Stock is redeemed in whole or the U.S. Treasury has transferred all of the Series A Preferred Stock to unaffiliated third parties, the consent of the U.S. Treasury is required to repurchase any shares of common stock except in connection with benefit plans in the ordinary course of business and certain other limited exceptions.

PERFORMANCE GRAPH

Set forth below is a graph comparing the yearly percentage change in the cumulative total return of Regions’ common stock against the cumulative total return of the S&P 500 Index and the S&P Banks Index for the past five years. This presentation assumes that the value of the investment in Regions’ common stock and in each index was $100 and that all dividends were reinvested.

	Period Ending
	12/31/2003	12/31/2004	12/31/2005	12/31/2006	12/31/2007	12/31/2008
Regions	$100.00	$123.30	$123.34	$141.74	$94.06	$33.88
S&P 500 Index	100.00	110.88	116.32	134.69	142.09	89.52
S&P Banks Index	100.00	114.95	116.74	134.99	104.37	66.10

Item 6.	Selected Financial Data

The information required by Item 6. is set forth in Table 1 “Financial Highlights” of “Management’s Discussion and Analysis of Financial Condition and Results of Operation”, which is included in Item 7. of this Annual Report on Form 10-K.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

INTRODUCTION

GENERAL

The following discussion and financial information is presented to aid in understanding Regions Financial Corporation’s (“Regions” or the “Company”) financial position and results of operations. The emphasis of this discussion will be on the years 2008, 2007 and 2006; in addition, financial information for prior years will also be presented when appropriate. Certain amounts in prior year presentations have been reclassified to conform to the current year presentation, except as otherwise noted.

Regions’ profitability, like that of many other financial institutions, is dependent on its ability to generate revenue from net interest income and non-interest income sources. Net interest income is the difference between the interest income Regions receives on interest-earning assets, such as loans and securities, and the interest expense Regions pays on interest-bearing liabilities, principally deposits and borrowings. Regions’ net interest income is impacted by the size and mix of its balance sheet components and the interest rate spread between interest earned on its assets and interest paid on its liabilities. Non-interest income includes fees from service charges on deposit accounts, brokerage, investment banking, capital markets, and trust activities, mortgage servicing and secondary marketing, insurance activities, and other customer services which Regions provides. Results of operations are also affected by the provision for loan losses and non-interest expenses such as salaries and employee benefits, occupancy and other operating expenses, including income taxes. In addition, in 2008 Regions non-interest expense was impacted by a non-cash goodwill impairment charge.

Economic conditions, competition, and the monetary and fiscal policies of the Federal government significantly affect most financial institutions, including Regions. Lending and deposit activities and fee income generation are influenced by levels of business spending and investment, consumer income, consumer spending and savings, capital market activities, and competition among financial institutions, as well as customer preferences, interest rate conditions and prevailing market rates on competing products in Regions’ market areas. Other factors, including the Company’s balance sheet capacity, capital levels and its liquidity management efforts also influence Regions’ lending and deposit taking activities as well as its overall profitability.

Regions’ business strategy has been and continues to be focused on providing a competitive mix of products and services, delivering quality customer service and maintaining a branch distribution network with offices in convenient locations. Regions delivers this business with the personal attention and feel of a community bank and with the service and product offerings of a large regional bank.

Acquisitions

The acquisitions of banks and other financial services companies have historically contributed significantly to Regions’ growth. The acquisitions of other financial services companies have also allowed Regions to better diversify its revenue stream and to offer additional products and services to its customers. From time to time, Regions evaluates potential bank and non-bank acquisition candidates.

On January 1, 2008, Regions Insurance Group, Inc., a subsidiary of Regions Financial Corporation, acquired certain assets of Barksdale Bonding and Insurance, Inc., a multi-line insurance agency headquartered in Jackson, Mississippi. During the third quarter of 2008, the Company assumed approximately $900 million of deposits from a failed Atlanta-area bank in a Federal Deposit Insurance Corporation (“FDIC”)-assisted transaction. In addition, in December 2008, Morgan Keegan & Company, Inc. (“Morgan Keegan”) a subsidiary of Regions Financial Corporation, acquired Revolution Partners, LLC, a Boston-based investment banking boutique specializing in mergers and acquisitions and private capital advisory services for the technology industry.

On February 6, 2009, Regions acquired from the FDIC approximately $285 million in total deposits from a failed bank headquartered in Henry County, Georgia. Under the terms of the agreement with the FDIC, Regions assumed operations of the bank’s four branches and provides banking services to its former customers.

During 2007, Regions acquired two financial services entities. On January 2, 2007, Regions Insurance Group, Inc. acquired certain assets of Miles & Finch, Inc., a multi-line insurance agency headquartered in Kokomo, Indiana, with annual revenues of approximately $10 million. On June 15, 2007, Morgan Keegan acquired Shattuck Hammond Partners LLC (“Shattuck Hammond”), an investment banking and financial advisory firm headquartered in New York, New York.

On November 4, 2006, Regions merged with AmSouth Bancorporation (“AmSouth”), headquartered in Birmingham, Alabama. In the stock-for-stock merger, 0.7974 shares of Regions were exchanged, on a tax-free basis, for each share of AmSouth common stock. AmSouth had total assets of approximately $58 billion (including goodwill) and operated in 6 states at the time of the merger. This transaction was accounted for as a purchase of 100 percent of the voting interests of AmSouth by Regions and, accordingly, financial results for periods prior to November 4, 2006 have not been restated. The Company completed the operational integration of AmSouth into Regions during 2007. As part of the integration process, Regions converted its mortgage, brokerage, trust, and payroll and benefits platforms, as well as its entire network of branches to a common operating platform. Concurrent with the branch conversions, 160 branches in close proximity to one another were consolidated into the remaining branch system. Also related to the merger, during the first quarter of 2007, Regions divested 52 branches, which is discussed later in the “Dispositions” section of this report.

Regions incurred approximately $822 million in one-time pre-tax merger-related costs to bring the two companies together. Regions recorded $185.4 million of such costs in goodwill during 2006. This amount was subsequently adjusted down by $2.9 million in 2007. The majority of merger costs flowed directly through the income statement. These included $200.2 million, $350.9 million, and $88.7 million in pre-tax merger expenses during 2008, 2007 and 2006, respectively. No merger expenses related to the AmSouth transaction were recorded after the third quarter of 2008.

Anticipated cost savings are an important driver of any merger transaction. Regions estimates that it achieved an ongoing annual cost savings run-rate in excess of $800 million as of year-end 2008, as a result of the merger. These savings were primarily recognized in areas such as personnel, occupancy and equipment, operations and technology, and corporate functions.

Dispositions

During the first quarter of 2007, through sales to three separate buyers, Regions completed the divestiture of 52 former AmSouth branches having approximately $2.7 billion in deposits and $1.7 billion in loans. These divestitures were required in markets where the merger may have affected competition.

On March 30, 2007, Regions sold its wholly-owned non-conforming mortgage origination subsidiary, EquiFirst Corporation (“EquiFirst”) for an initial sales price of approximately $76 million. The business related to EquiFirst has been accounted for as discontinued operations and the results are presented separately on the consolidated statements of operations for all periods presented. Resolution of the sales price was completed in October 2008, and resulted in an after-tax loss of approximately $10 million. See Note 4 “Discontinued Operations” to the consolidated financial statements for further details.

Business Segments

Regions provides traditional commercial, retail and mortgage banking services, as well as other financial services in the fields of investment banking, asset management, trust, mutual funds, securities brokerage, insurance and other specialty financing. Regions carries out its strategies and derives its profitability from the following business segments:

General Banking/Treasury

Regions’ primary business is providing traditional commercial, retail and mortgage banking services to its customers. Regions’ banking subsidiary, Regions Bank, operates as an Alabama state-chartered bank with branch offices in Alabama, Arkansas, Florida, Georgia, Illinois, Indiana, Iowa, Kentucky, Louisiana, Mississippi, Missouri, North Carolina, South Carolina, Tennessee, Texas and Virginia. The Treasury function includes the Company’s securities portfolio and other wholesale funding activities. In 2008, Regions’ general banking and treasury operations reported a loss of approximately $5.6 billion, primarily the result of a $6.0 billion non-cash goodwill impairment charge.

Investment Banking, Brokerage and Trust

Regions provides investment banking, brokerage and trust services in approximately 332 offices of Morgan Keegan, a subsidiary of Regions and one of the largest investment firms based in the South. Morgan Keegan contributed $128.3 million of income in 2008. Its lines of business include private client, retail brokerage services, fixed-income capital markets, equity capital markets, trust, and asset management.

Insurance

Regions provides insurance-related services through Regions Insurance Group, Inc., a subsidiary of Regions and a full-line insurance brokerage firm. Regions Insurance Group is one of the 25 largest insurance brokers in the country. The insurance segment includes all business associated with insurance coverage for various lines of personal and commercial insurance, such as property, casualty, life, health and accident insurance. The insurance segment also offers credit-related insurance products, such as term life, credit life, environmental, crop and mortgage insurance, as well as debt cancellation products to customers of Regions. Insurance activities contributed approximately $20.1 million of income in 2008.

See Note 24 “Business Segment Information” to the consolidated financial statements for further information on Regions’ business segments.

Table 1—Financial Highlights

	2008	2007	2006	2005	2004
	(In thousands, except per share data)
EARNINGS SUMMARY
Interest income	$6,563,390	$8,074,663	$5,649,118	$4,271,145	$2,918,405
Interest expense	2,720,434	3,676,297	2,340,816	1,489,756	842,651

Net interest income	3,842,956	4,398,366	3,308,302	2,781,389	2,075,754
Provision for loan losses	2,057,000	555,000	142,373	166,746	124,215

Net interest income after provision for loan losses	1,785,956	3,843,366	3,165,929	2,614,643	1,951,539
Non-interest income	3,073,231	2,855,835	2,029,720	1,686,820	1,484,230
Non-interest expense	10,791,614	4,660,351	3,204,028	2,942,895	2,315,548

Income (loss) before income taxes from continuing operations	(5,932,427)	2,038,850	1,991,621	1,358,568	1,120,221
Income taxes (benefits)	(348,114)	645,687	619,100	395,861	330,478

Income (loss) from continuing operations	(5,584,313)	1,393,163	1,372,521	962,707	789,743

Income (loss) from discontinued operations before income taxes	(18,405)	(217,387)	(32,606)	63,527	55,361
Income tax expense (benefit)	(6,944)	(75,319)	(13,230)	25,690	21,339

Income (loss) from discontinued operations	(11,461)	(142,068)	(19,376)	37,837	34,022

Net income (loss)	$(5,595,774)	$1,251,095	$1,353,145	$1,000,544	$823,765

Income (loss) from continuing operations available to common shareholders	$(5,610,549)	$1,393,163	$1,372,521	$962,707	$783,723

Net income (loss) available to common shareholders	$(5,622,010)	$1,251,095	$1,353,145	$1,000,544	$817,745

Earnings (loss) per common share from continuing operations— basic	$(8.07)	$1.97	$2.74	$2.09	$2.13
Earnings (loss) per common share from continuing operations—diluted	(8.07)	1.95	2.71	2.07	2.10
Earnings (loss) per common share—basic	(8.09)	1.77	2.70	2.17	2.22
Earnings (loss) per common share—diluted	(8.09)	1.76	2.67	2.15	2.19
Return on average tangible common stockholders’ equity	(74.32)%	15.82%	22.86%	18.80%	18.97%
Return on average common stockholders’ equity	(28.81)	6.24	10.94	9.37	10.91
Return on average total assets	(3.90)	0.90	1.41	1.18	1.23
BALANCE SHEET SUMMARY
At year end
Loans, net of unearned income	$97,418,685	$95,378,847	$94,550,602	$58,404,913	$57,526,954
Assets	146,247,810	141,041,717	143,369,021	84,785,600	84,106,438
Deposits	90,903,890	94,774,968	101,227,969	60,378,367	58,667,023
Long-term debt	19,231,277	11,324,790	8,642,649	6,971,680	7,239,585
Stockholders’ equity	16,812,837	19,823,029	20,701,454	10,614,283	10,749,457
Average balances
Loans, net of unearned income	97,601,272	94,372,061	64,765,653	58,002,167	44,667,472
Assets	143,947,025	138,756,619	95,800,277	85,096,467	66,838,148
Deposits	90,077,002	95,725,101	67,466,447	59,712,895	45,015,279
Long-term debt	13,509,689	9,697,823	6,855,601	7,175,075	6,519,193
Stockholders’ equity	19,939,407	20,036,459	12,368,632	10,677,831	7,548,207
SELECTED RATIOS
Tangible common stockholders’ equity to tangible assets	5.23%	5.88%	6.53%	6.64%	6.86%
Allowance for loan losses as a percentage of loans, net of unearned income	1.87	1.39	1.12	1.34	1.31
Allowance for credit losses as a percentage of loans, net of unearned income	1.95	1.45	1.17	1.34	1.31
COMMON STOCK DATA
Cash dividends declared per common share	$0.96	$1.46	$1.40	$1.36	$1.33
Stockholders’ common equity per share	19.53	28.58	28.36	23.26	23.06
Market value at year end	7.96	23.65	37.40	34.16	35.59
Market price range:
High	25.84	38.17	39.15	35.54	35.97
Low	6.41	22.84	32.37	29.16	27.26
Total trading volume	3,410,723	911,981	301,488	227,380	194,916
Dividend payout ratio	NM	82.49	51.85	62.67	59.91
Shareholders of record at year end	83,600	85,060	84,877	72,140	77,715
Weighted-average number of common shares outstanding
Basic	695,003	707,981	501,681	461,171	368,656
Diluted	695,003	712,743	506,989	466,183	373,732

Note:	Periods prior to November 4, 2006 do not include the effect of Regions’ acquisition of AmSouth. Periods prior to July 1, 2004 do not include the effect of Regions’ acquisition of Union Planters Corporation.

2008 OVERVIEW

The year ended December 31, 2008 was an extremely tumultuous year for the U.S. economy and, more specifically, for the financial services industry. Deteriorating home values, among other factors, provided a catalyst for declining valuations across nearly all asset classes, including loans and securities. The property value declines, which began in late 2007, continued to build throughout 2008. While Regions did not have material exposure to many of the issues that plagued the industry (e.g., sub-prime loans, structured investment vehicles, collateralized debt obligations), the Company’s exposure to the residential housing sector, primarily within its commercial real estate and construction loan portfolios, pressured its loan portfolio, resulting in increased credit costs and other real estate expenses. In another significant event, the results of goodwill impairment testing in the fourth quarter of 2008 indicated that the estimated fair value of Regions’ General Banking/Treasury reporting unit goodwill was less than its book value, requiring a $6.0 billion non-cash charge to earnings.

As a result of these factors, Regions reported a net loss from continuing operations of $5.6 billion or $8.07 per diluted common share in 2008. Not included in this amount was an $11.5 million after-tax loss related to EquiFirst, which was accounted for as discontinued operations. Included in the 2008 net loss was a $6.0 billion goodwill impairment charge ($8.63 per diluted share) and $124.1 million in after-tax merger-related expenses ($0.18 per diluted share). Net income from continuing operations was $1.95 per diluted share in 2007, including a reduction of $0.31 per diluted share related to $217.5 million in after-tax merger-related expenses. Excluding merger-related charges and goodwill impairment charges, annual earnings per common share from continuing operations was $0.74 in 2008 as compared to $2.26 in 2007. Significant drivers of 2008 results include a much higher provision for loan losses and lower net interest income. Offsetting to some extent was Regions’ solid fee income, including revenues from Morgan Keegan. See Table 2 “GAAP to Non-GAAP Reconciliation” for additional details.

As a result of the large earnings impact from the goodwill impairment charge, return measures, such as return on average tangible common stockholders’ equity, were not meaningful for 2008 on a generally accepted accounting principles (“GAAP”) basis. Excluding the goodwill impairment charge, merger-related charges and discontinued operations, return on average tangible common stockholders’ equity was 6.79 percent for the year ended December 31, 2008, compared to 20.43 percent for the year ended December 31, 2007. See Table 2 “GAAP to Non-GAAP Reconciliation” for additional details and Table 1 “Financial Highlights” for additional ratios.

Net interest income was $3.8 billion in 2008 compared to $4.4 billion in 2007. The decrease resulted in a lower net interest margin, which declined to 3.23 percent during 2008 compared to 3.79 percent in 2007. The net interest margin was negatively impacted primarily by factors directly and indirectly associated with the erosion of economic and industry conditions in late 2007 and throughout 2008. These factors include an unfavorable variation in the general level and shape of the yield curve (exemplified by recent Federal Reserve interest rate reductions), intensification of price-based competition for retail deposits, disintermediation of deposits into other non-bank asset classes, rate increases for new debt issuances, and rising non-performing asset levels. Moreover, the costs of maintenance of the Company’s liquidity profile in the presently stressed environment (including maintaining prudent levels of excess liquidity) have increased, further pressuring the net interest margin.

Net charge-offs totaled $1.5 billion, or 1.59 percent of average loans in 2008 compared to $270.5 million, or 0.29 percent of average loans in 2007. The increased loss rate resulted from deteriorating economic conditions during 2008, especially related to the housing sector. More specifically, approximately $639.0 million of 2008 net charges-offs were related to non-performing loan dispositions or transfers to held for sale as compared to none in 2007. Non-performing assets increased $853.9 million between December 31, 2007 and December 31, 2008 to $1.7 billion, primarily due to continued weakness in the Company’s residential homebuilder portfolio, which began experiencing significant pressure toward the end of 2007. This pressure was due to a combination of declining residential real estate demand and resulting price and collateral value declines in certain of the Company’s markets, particularly areas of Florida and Atlanta, Georgia. Condominium loans, mainly in Florida, were also a driver of the increase in non-performing assets. Regions aggressively managed its exposure to its most stressed assets by selling or transferring to held for sale approximately $1.3 billion of non-performing loans during 2008. Non-performing assets held for sale totaled $423.3 million at December 31, 2008.

The provision for loan losses is used to maintain the allowance for loan losses at a level that, in management’s judgment, is adequate to cover losses inherent in the loan portfolio as of the balance sheet date. During 2008, the provision for loan losses from continuing operations increased to $2.1 billion compared to $555.0 million in 2007. The provision rose due to weakening conditions in the broad economy and, more specifically, in the residential housing market, which most significantly impacted management’s estimate of inherent losses in the residential homebuilder, condominium, home equity and residential mortgage portfolios. As a result of the increased provision for loan losses and despite significantly higher loan charge-offs, which increased $1.3 billion, Regions increased its allowance for credit losses to 1.95 percent of total loans, net of unearned income, at December 31, 2008, as compared to 1.45 percent at December 31, 2007.

Non-interest income from continuing operations (excluding securities gains/losses) totaled $3.0 billion or 43 percent of total revenue (fully taxable-equivalent basis) in 2008 compared to $2.9 billion or 39 percent in 2007, and continued to reflect Regions’ diversified revenue stream. The increase in non-interest income is primarily due to strong brokerage, investment banking and capital markets income, especially during the first half of the year. As the year progressed, however, brokerage and equity capital markets revenue streams were affected by declining market activity and transaction flow, resulting from increasing overall market uncertainty. Despite the difficulties, 2008 was a solid year for Morgan Keegan, recording net income of $128.3 million as compared to $165.9 million in 2007. In addition, Regions recorded $62.8 million of other income due to proceeds from a sale of Class B common stock ownership interest in Visa. Offsetting these increases were decreases in service charges on deposit accounts and trust income in 2008.

Non-interest expense from continuing operations totaled $10.8 billion in 2008 compared to $4.7 billion in 2007, impacted most significantly by the $6.0 billion non-cash goodwill impairment charge. Also reflected in non-interest expenses were merger charges totaling $200.2 million and $350.9 million in 2008 and 2007, respectively. Merger costs consist mainly of personnel expenses, the cost of integrating AmSouth systems with those of Regions and the consolidation of branches. Excluding the goodwill impairment and merger-related expenses, non-interest expense increased $282.0 million or 6.5 percent in 2008 compared to 2007. The largest drivers were mortgage servicing rights impairment charges, increased professional fees due to litigation, occupancy expense reflecting continued investment in the branch franchise, and higher other real estate owned expenses driven by losses related to the continued decline in the housing market. In addition, 2008 non-interest expense was impacted by a $65.4 million loss on the early extinguishment of debt related to the redemption of subordinated notes and $49.4 million in write-downs on the investment in two Morgan Keegan mutual funds. See Table 8 “Non-Interest Expense (including Non-GAAP Reconciliation)” for further details. Salaries and employee benefit cost were lower in 2008, mainly due to merger-related cost savings. Regions’ commission-driven revenues such as brokerage, investment banking and mortgage did, and will continue to, impact the salaries and employee benefits component of non-interest expense in direct correlation to revenue trends.

In December 2008, Regions reached an agreement with the Internal Revenue Service (“IRS”) that resolves a broad range of tax issues for Regions and all of its predecessor companies. The agreement covers and effectively closes Regions’ federal tax returns for tax years 1999 through 2006. As a result of the agreement, Regions recorded a $275 million earnings benefit from a reduction in the Company’s income tax expense during the fourth quarter of 2008. Refer to “Income Taxes” under “Operating Results” for additional details.

Total loans increased by 2.1 percent in 2008, driven mainly by commercial and industrial and home equity lending. Partially offsetting this growth, demand for residential-related real estate lending softened during the year, primarily a result of the challenging economic backdrop and industry-wide tightening of credit. Deposits declined 4.1 percent in 2008 as compared to 2007, driven by a decline in foreign deposits utilized as an alternative to overnight funding. Customer deposits, defined as total deposits less deposits used for corporate treasury purposes (e.g. overnight funding sources), increased by 4.6 percent during 2008, driven largely by higher certificate of deposit balances.

Table 2 “GAAP to Non-GAAP Reconciliation” presents computations of earnings and certain other financial measures excluding discontinued operations, merger and goodwill impairment charges (“non-GAAP”). Merger and goodwill impairment charges are included in financial results presented in accordance with generally accepted accounting principles (“GAAP”). Regions believes the exclusion of merger and goodwill impairment charges in expressing earnings and certain other financial measures, including “earnings per common share from continuing operations, excluding merger and goodwill impairment charges” and “return on average tangible equity, excluding discontinued operations, merger and goodwill impairment charges” provides a meaningful base for period-to-period and company-to-company comparisons, which management believes will assist investors in analyzing the operating results of the Company and predicting future performance. These non-GAAP financial measures are also used by management to assess the performance of Regions’ business, because management does not consider merger and goodwill impairment charges to be relevant to ongoing operating results. Management and the Board of Directors utilize these non-GAAP financial measures for the following purposes:

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

Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied and are not audited. To mitigate these limitations, Regions has policies in place to address expenses that qualify as merger and goodwill impairment charges and procedures in place to approve and segregate merger and goodwill impairment charges from other normal operating expenses to ensure that the Company’s operating results are properly reflected for period-to-period comparisons. Although these non-GAAP financial measures are frequently used by stakeholders in the evaluation of a company, they have limitations as analytical tools, and should not be considered in isolation, or as a substitute for analyses of results as reported under GAAP. In particular, a measure of earnings that excludes merger and goodwill impairment charges does not represent the amount that effectively accrues directly to stockholders (i.e., merger and goodwill impairment charges are a reduction to earnings and stockholders’ equity).

See Table 2 “GAAP to Non-GAAP Reconciliation” below for computations of earnings and certain other GAAP financial measures and the corresponding reconciliation to non-GAAP financial measures, which exclude discontinued operations, merger and goodwill impairment charges for the periods presented.

Table 2—GAAP to Non-GAAP Reconciliation

		For Years Ended December 31
		2008	2007	2006
	(In thousands, except per share data)
INCOME
Income (loss) from continuing operations (GAAP)		$(5,584,313)	$1,393,163	$1,372,521
Preferred stock expense (GAAP)		(26,236)	—	—

Income (loss) from continuing operations available to common shareholders (GAAP)		(5,610,549)	1,393,163	1,372,521
Loss from discontinued operations, net of tax (GAAP)		(11,461)	(142,068)	(19,376)

Income (loss) available to common shareholders (GAAP)	A	$(5,622,010)	$1,251,095	$1,353,145

Income (loss) from continuing operations available to common shareholders (GAAP)		$(5,610,549)	$1,393,163	$1,372,521
Merger-related charges, pre-tax
Salaries and employee benefits		133,401	158,613	65,693
Net occupancy expense		3,331	33,834	3,473
Furniture and equipment expense		4,985	4,856	427
Other		58,454	153,564	19,066

Total merger-related charges, pre-tax		200,171	350,867	88,659

Merger-related charges, net of tax		124,106	217,537	60,320

Goodwill impairment		6,000,000	—	—

Income from continuing operations available to common shareholders, excluding merger and goodwill impairment charges (non-GAAP)	B	$513,557	$1,610,700	$1,432,841

Weighted-average diluted shares	C	695,003	712,743	506,989
Earnings (loss) per common share – diluted (GAAP)	A/C	$(8.09)	$1.76	$2.67

Earnings per common share from continuing operations, excluding merger and goodwill impairment charges—diluted (non-GAAP)	B/C	$0.74	$2.26	$2.83

RETURN ON AVERAGE TANGIBLE COMMON EQUITY
Average equity (GAAP)		$19,939,407	$20,036,459	$12,368,632
Average intangible assets (GAAP)		11,949,657	12,130,417	6,449,657
Average preferred equity		424,850	—	—

Average tangible common equity	D	$7,564,900	$7,906,042	$5,918,975

Average equity, excluding discontinued operations		$19,939,407	$20,013,170	$12,215,207
Average intangible assets, excluding discontinued operations		11,949,657	12,130,417	6,449,657
Average preferred equity		424,850	—	—

Average tangible common equity, excluding discontinued operations	E	$7,564,900	$7,882,753	$5,765,550

Return on average tangible common equity	A/D	(74.32)%	15.82%	22.86%

Return on average tangible common equity, excluding discontinued operations, merger and goodwill impairment charges (non-GAAP)	B/E	6.79%	20.43%	24.85%

CRITICAL ACCOUNTING POLICIES

In preparing financial information, management is required to make significant estimates and assumptions that affect the reported amounts of assets, liabilities, income and expenses for the periods shown. The accounting principles followed by Regions and the methods of applying these principles conform with accounting principles generally accepted in the U.S. and general banking practices. Estimates and assumptions most significant to Regions are related primarily to the allowance for credit losses, intangible assets (goodwill and other identifiable intangible assets), mortgage servicing rights and income taxes, and are summarized in the following discussion and in the notes to the consolidated financial statements.

Allowance for Credit Losses

The allowance for credit losses (“allowance”) consists of the allowance for loan losses and the reserve for unfunded credit commitments. Management evaluates the adequacy of the allowance based on the total of these two components. Determining the appropriate level of the allowance is one of the most critical and complex accounting estimates for any financial institution. Accounting guidance requires Regions to make a number of estimates related to the level of credit losses inherent in the portfolio at year-end. A full discussion of these estimates and other factors can be found in the “Allowance for Credit Losses” section within the discussion of credit risk, found in a later section of this report.

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

Management’s estimate of the allowance for commercial products, which includes commercial, construction, and commercial real estate mortgage loans, could be affected by risk rating upgrades or downgrades as a result of fluctuations in the general economy, developments within a particular industry, or changes in an individual’s credit due to factors particular to that credit, such as competition, management or business performance. A reasonably possible scenario would be an estimated 20 percent migration of lower risk-related pass credits to criticized status, which could increase estimated inherent losses by approximately $218.2 million. A 20 percent reduction in the level of criticized credits is also a reasonably possible scenario, which would result in an approximate $111.8 million decrease in estimated inherent losses.

For residential real estate mortgages, home equity lending and other consumer-related loans, individual products are reviewed on a group basis or in loan pools (e.g., residential real estate mortgage pools). The total of all residential loans, including residential real estate mortgages and home equity lending, represents approximately 32 percent of total loans. Losses can be affected by such factors as collateral value, loss severity, the economy and other uncontrollable factors. A 20-basis-point increase or decrease in the estimated loss rates on these residential loans would change estimated inherent losses by approximately $61.7 million. The loss analysis related to other consumer-related loans includes reasonably possible scenarios with estimated loss rates increasing or decreasing by 50 basis points, which would increase or decrease the related estimated inherent losses by approximately $30.8 million, respectively.

Additionally, the estimate of the allowance for credit losses for the entire portfolio may change due to modifications in the mix and level of loan balances outstanding and general economic conditions, as evidenced by changes in real estate demand and values, interest rates, unemployment or employment rates, bankruptcy filings, used car prices, real estate demand and values, and the effects of weather and natural disasters such as droughts and hurricanes. While no one factor is dominant, each has the ability to result in actual loan losses that could differ materially from originally estimated amounts.

The pro forma inherent loss analysis presented above demonstrates the sensitivity of the allowance to key assumptions. This sensitivity analysis does not reflect an expected outcome.

Intangible Assets

Regions’ intangible assets consist primarily of the excess of cost over the fair value of net assets of acquired businesses (goodwill) and other identifiable intangible assets (primarily core deposit intangibles). Regions’ goodwill is tested for impairment annually or more often if events or circumstances indicate impairment may exist. Adverse changes in the economic environment, declining operations of the business unit, or other factors could result in a decline in the estimated implied fair value of goodwill. If the estimated implied fair value is less than the carrying amount, a loss would be recognized to reduce the carrying amount to the estimated implied fair value.

For purposes of testing goodwill for impairment, Regions uses both the income and market approaches to value its reporting units. The income approach consists of discounting long-term projected future cash flows, which are derived from internal forecasts and economic expectations for the respective reporting units. The projected future cash flows are discounted using cost of capital metrics for Regions’ peer group or a build-up approach (such as the capital asset pricing model). The market approach applies a market multiple, based on observed purchase transactions and/or price/earnings of Regions’ peer group for each reporting unit, to the last twelve months of net income or earnings before income taxes, depreciation and amortization or price/tangible book value. One of the critical assumptions in determining the estimated fair value of a reporting unit is the discount rate, which can change based on changes in the business climate. A decrease in the discount rate by one percentage point would result in an increase in fair value of approximately $1.0 billion for all reporting units and an increase of approximately $600 million for the General Banking/Treasury reporting unit. An increase in the discount rate by one percentage point would result in a decline in fair value of approximately $800 million for all reporting units and a decline of approximately $500 million for the General Banking/Treasury reporting unit. A variation in the discount rate may result in or from changes to other assumptions used in determining the estimated fair value; these changes could materially affect the sensitivities described above.

If the estimated implied fair value of goodwill is less than the carrying amount, a loss would be recognized to reduce the carrying amount to the estimated implied fair value. The changes or factors mentioned above, when or if they occur, could be material to Regions’ operating results for any particular reporting period. As previously discussed, Regions incurred a $6.0 billion impairment charge in 2008. See Note 1 “Summary of Significant Accounting Policies” to the consolidated financial statements for additional information.

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

Mortgage Servicing Rights

For purposes of evaluating mortgage servicing impairment, Regions must estimate the fair value of its mortgage servicing rights (“MSRs”). MSRs do not trade in an active market with readily observable market prices. Although sales of MSRs do occur, the exact terms and conditions of sales may not be readily available. Specific characteristics of the underlying loans greatly impact the value of the related MSRs. As a result, Regions stratifies its mortgage servicing portfolio on the basis of certain risk characteristics, including loan type and contractual note rate, and values its MSRs using discounted cash flow modeling techniques. These techniques require management to make estimates regarding future net servicing cash flows, taking into consideration historical and forecasted mortgage loan prepayment rates and discount rates. Changes in interest rates, prepayment speeds or other factors could result in impairment of the servicing asset and a charge against earnings. Based on a hypothetical sensitivity analysis, Regions estimates that a reduction in primary mortgage market rates of 25 basis points and 50 basis points would reduce the December 31, 2008 fair value of MSRs by approximately 9.5 percent ($11.3 million) and 16.8 percent ($20.1 million), respectively. Conversely, 25 basis point and 50 basis point increases in these rates would increase the December 31, 2008 fair value of MSRs by approximately 10.1 percent ($12.0 million) and 23.0 percent ($27.5 million), respectively.

The pro forma fair value analysis presented above demonstrates the sensitivity of fair values to hypothetical changes in primary mortgage rates. This sensitivity analysis does not reflect an expected outcome. Refer to “Mortgage Servicing Rights” discussion in the “Balance Sheet” analysis.

Income Taxes

Accrued taxes represent the estimated amount payable to or receivable from taxing jurisdictions, either currently or in the future, and are reported, on a net basis, as a component of “other assets” in the consolidated balance sheets. The calculation of Regions’ income tax expense is complex and requires the use of many estimates and judgments in its determination.

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

OPERATING RESULTS

GENERAL

Regions reported a net loss available to common shareholders of $5.6 billion in 2008, compared to net income of $1.3 billion in 2007. Results in 2008 were significantly impacted by a $6.0 billion non-cash goodwill impairment charge recorded in the fourth quarter of 2008. After-tax merger-related expenses of approximately $124.1 million and $217.5 million were incurred during 2008 and 2007, respectively. Excluding the impact of merger-related charges and goodwill impairment, earnings from continuing operations were $513.6 million in 2008 compared to $1.6 billion in 2007. Refer to Table 2 “GAAP to Non-GAAP Reconciliation” for additional details.

NET INTEREST INCOME AND MARGIN

Net interest income (interest income less interest expense) is Regions’ principal source of income and is one of the most important elements of Regions’ ability to meet its overall performance goals. Net interest income on a taxable-equivalent basis decreased 13 percent to $3.9 billion in 2008 from $4.4 billion in 2007, resulting in a decline in the net interest margin, which declined from 3.79 percent in 2007 to 3.23 percent in 2008. The net interest margin was impacted substantially by developments in the aforementioned economic and operating environment in 2008. More specifically, changes in market interest rates and the yield curve were closely connected with economic developments during the year. Regions’ balance sheet was in an asset sensitive position during 2008, meaning that decreases in interest rates cause contraction in the Company’s net interest margin. As such, falling rates in 2008 led to an unfavorable change in the yield curve and, in turn, the net interest margin. However, changes in the level and shape of the yield curve were largely symptomatic of the pervasive disturbances in the financial markets and the broader economy, observed particularly during the second half of

2008. Amidst the many complex implications of this recent financial turmoil, these forces intensified price-based competition in the retail deposit space (increasing the interest cost of maintaining and acquiring deposits), raised wholesale funding costs (increasing the costs of liquidity management), prompted a disintermediation out of conventional bank deposits into other asset classes, and increased the level of non-performing assets.

During 2008, the Federal Reserve lowered the Federal funds rate by approximately 400 basis points in response to mounting concerns of a recession. As indicated above, Regions was asset sensitive at year-end 2008 and anticipates this positioning to continue to pressure net interest income during 2009.

Table 3 “Consolidated Average Daily Balances and Yield/Rate Analysis Including Discontinued Operations” presents a detail of net interest income, on a fully taxable-equivalent basis, the net interest margin, and the net interest spread.

Table 3—Consolidated Average Daily Balances and Yield/Rate Analysis Including Discontinued Operations

	2008			2007			2006
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(Dollars in thousands; yields on taxable-equivalent basis)
Assets
Interest-earning assets:
Federal funds sold and securities purchased under agreements to resell	$867,868	$18,623	2.15%	$1,020,994	$50,801	4.98%	$961,127	$39,269	4.09%
Trading account assets	1,472,922	65,769	4.47	1,441,565	72,199	5.01	1,133,966	67,917	5.99
Securities:
Taxable	16,897,189	827,622	4.90	16,981,646	856,043	5.04	12,638,833	608,171	4.81
Tax-exempt	753,700	61,065	8.10	736,762	62,751	8.52	470,003	50,961	10.84
Loans held for sale	664,456	35,733	5.38	1,538,813	110,950	7.21	2,286,604	176,672	7.73
Loans held for sale—divestitures	—	—	—	283,697	21,521	7.59	262,884	20,087	7.64
Loans, net of unearned income(1)(2)	97,601,272	5,562,261	5.70	94,372,061	6,900,007	7.31	64,765,653	4,805,931	7.42
Other interest-earning assets	1,872,964	29,042	1.55	588,141	38,500	6.55	589,794	40,441	6.86

Total interest-earning assets	120,130,371	6,600,115	5.49	116,963,679	8,112,772	6.94	83,108,864	5,809,449	6.99
Allowance for loan losses	(1,413,085)			(1,063,011)			(833,691)
Cash and due from banks	2,522,344			2,848,590			2,153,838
Other non-earning assets	22,707,395			20,007,361			11,371,266

	$143,947,025			$138,756,619			$95,800,277

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Savings accounts	$3,743,595	$4,350	0.12%	$3,797,413	$10,879	0.29%	$3,205,123	$12,356	0.39%
Interest-bearing transaction accounts	15,057,653	127,123	0.84	15,553,355	311,672	2.00	10,664,995	168,320	1.58
Money market accounts	18,269,092	326,219	1.79	19,455,402	629,187	3.23	11,442,827	325,398	2.84
Money market accounts—foreign	2,827,806	46,343	1.64	3,821,607	154,806	4.05	2,714,183	111,061	4.09
Time deposits—customer	28,301,406	1,099,090	3.88	28,524,600	1,282,132	4.49	22,129,808	899,208	4.06
Interest-bearing deposits— divestitures	—	—	—	374,179	12,091	3.23	365,642	11,974	3.27

Total customer deposits—interest-bearing	68,199,552	1,603,125	2.35	71,526,556	2,400,767	3.36	50,522,578	1,528,317	3.03

Time deposits—non customer	2,082,891	74,714	3.59	1,338,340	69,961	5.23	896,835	45,673	5.09
Other foreign deposits	2,074,274	46,231	2.23	3,857,657	193,155	5.01	2,081,440	106,177	5.10

Total treasury deposits—interest-bearing	4,157,165	120,945	2.91	5,195,997	263,116	5.06	2,978,275	151,850	5.10

Total interest-bearing deposits	72,356,717	1,724,070	2.38	76,722,553	2,663,883	3.47	53,500,853	1,680,167	3.14
Federal funds purchased and securities sold under agreements to repurchase	7,697,505	170,993	2.22	8,080,179	377,595	4.67	5,162,196	233,208	4.52
Other short-term borrowings	8,703,601	198,395	2.28	1,901,897	81,872	4.30	1,089,223	42,289	3.88
Long-term borrowings	13,509,689	626,976	4.64	9,697,823	552,947	5.70	6,855,601	385,152	5.62

Total interest-bearing liabilities	102,267,512	2,720,434	2.66	96,402,452	3,676,297	3.81	66,607,873	2,340,816	3.51

Net interest spread			2.83			3.13			3.48

Customer deposits— non-interest-bearing	17,720,285			19,002,548			13,965,594
Other liabilities	4,019,821			3,315,160			2,858,178
Stockholders’ equity	19,939,407			20,036,459			12,368,632

	$143,947,025			$138,756,619			$95,800,277

Net interest income/margin on a taxable-equivalent basis(3)		$3,879,681	3.23%		$4,436,475	3.79%		$3,468,633	4.17%

Notes:

(1)	Loans, net of unearned income include non-accrual loans for all periods presented.
(2)	Interest income includes loan fees of $33,800,000, $65,673,000 and $78,360,000 for the years ended December 31, 2008, 2007 and 2006, respectively.
(3)	The computation of taxable-equivalent net interest income is based on the stautory federal income tax rate of 35%, adjusted for applicable state income taxes net of the related federal tax benefit.

Table 4—Volume and Yield/Rate Variances

	2008 Compared to 2007 Change Due to			2007 Compared to 2006 Change Due to
	Volume	Yield/ Rate	Net	Volume	Yield/ Rate	Net
	(Taxable-equivalent basis—in thousands)
Interest income on:
Federal funds sold and securities purchased under agreements to resell	$(6,715)	$(25,463)	$(32,178)	$2,564	$8,968	$11,532
Trading account assets	1,542	(7,972)	(6,430)	16,542	(12,260)	4,282
Securities:
Taxable	(4,239)	(24,182)	(28,421)	217,710	30,162	247,872
Tax-exempt	1,420	(3,106)	(1,686)	24,422	(12,632)	11,790
Loans held for sale	(51,972)	(23,245)	(75,217)	(54,572)	(11,150)	(65,722)
Loans held for sale—divestitures	(21,521)	—	(21,521)	1,580	(146)	1,434
Loans, net of unearned income	229,110	(1,566,856)	(1,337,746)	2,165,675	(71,599)	2,094,076
Other interest-earning assets	36,539	(45,997)	(9,458)	(113)	(1,828)	(1,941)

Total interest-earning assets	184,164	(1,696,821)	(1,512,657)	2,373,808	(70,485)	2,303,323

Interest expense on:
Savings accounts	(152)	(6,377)	(6,529)	2,038	(3,515)	(1,477)
Interest-bearing transaction accounts	(9,633)	(174,916)	(184,549)	90,250	53,102	143,352
Money market accounts	(36,306)	(266,662)	(302,968)	254,001	49,788	303,789
Money market accounts—foreign	(32,971)	(75,492)	(108,463)	44,871	(1,126)	43,745
Time deposits—customer	(9,958)	(173,084)	(183,042)	280,020	102,904	382,924
Interest-bearing deposits— divestitures	(12,091)	—	(12,091)	277	(160)	117

Total customer deposits—interest-bearing	(101,111)	(696,531)	(797,642)	671,457	200,993	872,450
Time deposits—non customer	31,112	(26,359)	4,753	23,049	1,239	24,288
Other foreign deposits	(66,776)	(80,148)	(146,924)	88,971	(1,993)	86,978

Total treasury deposits—interest-bearing	(35,664)	(106,507)	(142,171)	112,020	(754)	111,266

Total interest-bearing deposits	(136,775)	(803,038)	(939,813)	783,477	200,239	983,716
Federal funds purchased and securities sold under agreements to repurchase	(17,106)	(189,496)	(206,602)	136,100	8,287	144,387
Other short-term borrowings	171,058	(54,535)	116,523	34,547	5,036	39,583
Long-term borrowings	189,898	(115,869)	74,029	161,974	5,821	167,795

Total interest-bearing liabilities	207,075	(1,162,938)	(955,863)	1,116,098	219,383	1,335,481

Increase (decrease) in net interest income	$(22,911)	$(533,883)	$(556,794)	$1,257,710	$(289,868)	$967,842

Notes:

1.	The change in interest not due solely to volume or yield/rate has been allocated to the volume column and yield/rate column in proportion to the relationship of the absolute dollar amounts of the change in each.
2.	The computation of taxable net interest income is based on the statutory federal income tax rate of 35%, adjusted for applicable state income taxes net of the related federal tax benefit.

Comparing 2008 to 2007, interest-earning asset yields were lower, decreasing 145 basis points on average. While interest-bearing liability rates were also lower, declining by 115 basis points, this improvement in funding cost was not enough to offset the drop in interest-earning asset yields. As a result, the net average interest rate spread declined 30 basis points to 2.83 percent in 2008 as compared to 3.13 percent in 2007. Changes in market interest rates, an increase in competition for deposits, and Regions’ asset sensitive position were the most significant drivers of changes in Regions’ rates and yields.

In terms of changes in the broad interest rate environment, the Federal Funds rate, which is an influential driver of loan and deposit pricing on the shorter end of the yield curve, declined approximately 400 basis points during 2008, ending the year at approximately 0.25 percent. Longer-term rates experienced similar movement, with the yield on the benchmark 10-year U.S. Treasury note declining 166 basis points over the same period and ending the year at 2.25 percent. Both interest-earning assets and interest-bearing liabilities were impacted by these changes in market rates. More specifically, these rate declines immediately impact loan yields in a downward fashion, since approximately 55 percent of the Company’s interest-earning assets are tied to the prime rate or London Inter-Bank Offered Rate (“LIBOR”).

The mix of interest-earning assets can also affect the interest rate spread. Regions’ primary types of interest-earning assets are loans and investment securities. Certain types of interest-earning assets have historically generated larger spreads. For example, loans typically generate larger spreads than other assets, such as securities, Federal funds sold or securities purchased under agreement to resell. However, in 2008, the spread on loans decreased due to lower interest rates and higher levels of assets on non-accrual status. Average interest-earning assets at December 31, 2008 totaled $120.1 billion, an increase of $3.2 billion as compared to the prior year. On an average basis, interest-earning assets were 2.7 percent higher in 2008. The proportion of average interest-earning assets to average total assets measures the effectiveness of management’s efforts to invest available funds into the most profitable interest-earning vehicles and represented 83 percent and 84 percent for 2008 and 2007, respectively. Average loans as a percentage of average interest-earning assets were 81 percent in 2008 and 2007. The categories which comprise interest-earning assets are shown in Table 3 “Consolidated Average Daily Balances and Yield/Rate Analysis Including Discontinued Operations”.

Another significant factor affecting the net interest margin is the percentage of interest-earning assets funded by interest-bearing liabilities. Funding for Regions’ interest-earning assets comes from interest-bearing and non-interest-bearing sources. The percentage of average interest-earning assets funded by average interest-bearing liabilities was 85 percent in 2008 and 82 percent in 2007.

Table 4 “Volume and Yield/Rate Variances” provides additional information with which to analyze the changes in net interest income.

Provision for Loan Losses

The provision for loan losses is used to maintain the allowance for loan losses at a level that in management’s judgment is adequate to cover losses inherent in the portfolio at the balance sheet date. During 2008, the provision for loan losses from continuing operations was $2.1 billion and net charge-offs were $1.5 billion. This compares to a provision for loan losses from continuing operations of $555.0 million and net charge-offs of $270.5 million in 2007. Net charge-offs as a percent of average loans were 1.59 percent in 2008 compared to 0.29 percent in 2007. The significant increase in the provision and net charge-offs in 2008 is related to losses on non-performing loans sold or moved to held for sale. In 2008, these losses accounted for $639.0 million of the increase in the net charge-offs. The remaining increase in the loan loss provision was primarily due to an increase in management’s estimate of losses inherent in its residential homebuilder, condominium, home equity and residential mortgage portfolios, all of which are closely tied to the housing market slowdown. Losses were also impacted by the disposition of problem loans, as well as generally weaker economic conditions in the broader economy. During the second half of the year, Regions’ provision was $1.6 billion compared to net charge-offs of $1.2 billion, as the loan portfolio experienced increasing incremental stress.

For further discussion of the total allowance for credit losses, see the “Risk Management” section found later in this report and Note 7 “Allowance for Credit Losses” to the consolidated financial statements.

NON-INTEREST INCOME

The following section contains a discussion of non-interest income from continuing operations and excludes EquiFirst, which is reported separately as discontinued operations in the consolidated statements of operations.

Non-interest income represents fees and income derived from sources other than interest-earning assets. Table 5 “Non-Interest Income” provides a detail of the components of non-interest income. Non-interest income totaled $3.1 billion in 2008 compared to $2.9 billion in 2007. The increase in non-interest income is primarily due to stronger brokerage results, mainly from fixed-income and equity markets at Morgan Keegan, as well as an increase in income derived from insurance commissions and fees and bank-owned life insurance. In addition, non-interest income was aided by a $101 million increase in securities gains. Offsetting these increases, service charge income declined as a result of lower insufficient funds fees. In addition, trust income decreased due to the disarray in the markets during the latter half of the year, which affected valuations of assets under management. Non-interest income (excluding securities transactions) as a percent of total revenue (on a fully taxable-equivalent basis) equaled 43 percent in 2008 compared to 39 percent in 2007. The increase is due mainly to lower total revenues in 2008 resulting from a decline in net interest income.

Table 5—Non-Interest Income

	Year Ended December 31
	2008	2007	2006
	(In thousands)
Service charges on deposit accounts	$1,147,959	$1,162,740	$721,998
Brokerage, investment banking and capital markets	1,027,468	894,621	716,983
Trust department income	233,522	251,319	158,161
Mortgage income	137,676	135,704	178,688
Net securities gains (losses)	92,495	(8,553)	8,123
Insurance commissions and fees	110,069	99,365	85,547
Bank-owned life insurance	78,341	62,021	11,853
Other miscellaneous income	245,701	258,618	148,367

	$3,073,231	$2,855,835	$2,029,720

Service Charges on Deposit Accounts

Income from service charges on deposit accounts decreased 1 percent to $1.1 billion in 2008 from $1.2 billion in 2007. This decline was the result of a decrease in consumer insufficient funds and overdraft fees, due to policy changes which were enacted to retain customers. Also, the Company’s new LifeGreen® checking accounts, which generated new account openings, had a lower associated fee structure.

Brokerage, Investment Banking and Capital Markets and Trust Department Income

Regions’ primary source of brokerage, investment banking, capital markets and trust revenue is its subsidiary, Morgan Keegan. Morgan Keegan’s revenues are predominantly recorded in the brokerage, investment banking, capital markets and trust income lines of the consolidated statements of operations, while a smaller portion is reported in other non-interest income.

Morgan Keegan contributed $1.3 billion in total revenues in 2008 and 2007. Total brokerage, investment banking, and capital markets revenues increased 15 percent to $1.0 billion in 2008 from $894.6 million in 2007, reflecting stronger capital markets income. Despite the overall year-over-year increase in revenues, results for 2008 reflect the impact of the effective closure of credit markets and general upheaval in domestic and foreign markets. In addition, private client revenues were influenced by a reluctance of retail investors to make investment decisions in the market, due to increasing unemployment, declining property values, and declining personal wealth. As a result, brokerage, investment banking, and capital markets income began to decline during the latter part of 2008. Higher revenues from Morgan Keegan’s fixed income business offset this decrease to some extent, however, as institutional investors seeking safety invested heavily in municipal, mortgage-backed, and treasury securities. As of December 31, 2008, Morgan Keegan employed approximately 1,285 financial advisors. Customer and trust assets under management were approximately $63 billion and $62 billion, respectively, at year-end 2008 compared to approximately $80 billion and $81 billion, respectively, at year-end 2007. The reduction in assets under management is primarily driven by lower asset valuations from declining markets during the year.

Revenues from the private client division, which were affected by market disarray, declined 14 percent to $339.4 million, or 26 percent of Morgan Keegan’s total revenue in 2008 compared to $393.5 million or 30 percent in 2007. Fixed-income capital markets revenues were up in 2008, totaling $369.9 million, as compared to $244.4 million in 2007, the result of higher trading volumes due to investors change in preference to safe-haven investments, including treasuries and highly rated municipal securities. Equity markets revenue was solid early in 2008, but increasingly gave way to financial market turmoil as the capital markets became more dislocated. Equity capital markets revenues totaled $127.9 million in 2008, compared to $103.3 million in 2007. Trust revenues increased 2 percent to $230.6 million in 2008, driven higher by revenues generated from the negotiation of natural lease drilling rights on customer properties. The asset management division produced $177.4 million of revenue in 2008 compared to $188.9 million in 2007 and was pressured by the decreasing value of managed assets during the year.

Morgan Keegan’s pre-tax income was negatively affected during 2008 by $49.4 million in losses on investments in two open-end mutual funds managed by Morgan Keegan. These losses totaled $42.8 million in 2007. The Company, through Morgan Keegan, purchased fund shares in order to provide liquidity to the funds. The carrying value of these investments, which is equal to their estimated market value, was approximately $8.4 million as of December 31, 2008. Professional fees, primarily legal costs, also increased at Morgan Keegan from $21.1 million in 2007 to $85.5 million in 2008.

Table 6 “Morgan Keegan” details the components of Morgan Keegan’s contribution to the Company’s revenue and earnings for the years ended December 31, 2008, 2007 and 2006. Table 7 “Morgan Keegan Revenue by Division” illustrates Morgan Keegan’s revenues by division for the years ended December 31, 2008, 2007 and 2006.

Table 6—Morgan Keegan

	Year Ended December 31
	2008	2007	2006
	(In thousands)
Revenues:
Commissions	$249,216	$314,541	$242,872
Principal transactions	267,417	181,567	156,019
Investment banking	209,898	191,479	152,858
Interest	95,136	149,011	139,745
Trust fees and services	230,553	225,845	131,215
Investment advisory	206,536	184,194	149,174
Other	41,426	53,555	56,788

Total revenues	1,300,182	1,300,192	1,028,671
Expenses:
Interest expense	45,828	90,609	87,046
Non-interest expense	1,051,813	947,673	702,913

Total expenses	1,097,641	1,038,282	789,959

Income before income taxes	202,541	261,910	238,712
Income taxes	74,200	96,038	87,625

Net income	$128,341	$165,872	$151,087

Table 7—Morgan Keegan Revenue by Division

	Year Ended December 31
	Private Client	Fixed-Income Capital Markets	Equity Capital Markets	Regions MK Trust	Asset Management	Interest and Other
	(Dollars in thousands)
2008
Gross revenue	$339,438	$369,887	$127,929	$230,553	$177,352	$55,023
Percent of gross revenue	26.1%	28.5%	9.8%	17.7%	13.6%	4.3%

2007
Gross revenue	$393,511	$244,407	$103,289	$225,845	$188,905	$144,235
Percent of gross revenue	30.3%	18.8%	7.9%	17.4%	14.5%	11.1%

2006
Gross revenue	$305,098	$187,425	$103,282	$131,215	$149,511	$152,140
Percent of gross revenue	29.7%	18.2%	10.0%	12.8%	14.5%	14.8%

Mortgage Income

Mortgage income is generated through the origination and servicing of mortgage loans for long-term investors and sales of mortgage loans in the secondary market. Although mortgage income was affected by the increasingly challenging mortgage industry environment (see “Economic Environment in Regions’ Banking Markets” later in this report) which deteriorated throughout the year, mortgage income increased 1 percent, from $135.7 million in 2007 to $137.7 million in 2008 due in part to the recognition of $10.0 million in loan servicing value during the first quarter of 2008 related to the adoption of FAS 159. See Note 23 “Fair Value of Financial Instruments” to the consolidated financial statements for further detail. Falling mortgage interest rates in December, however, did produce a significant increase in refinancing activity during late 2008 and into 2009.

During 2008, the Company sold mortgage servicing rights on approximately $3.4 billion of GNMA loans and recognized a loss of $14.9 million, including transaction costs. At December 31, 2008, Regions’ servicing portfolio totaled $36.6 billion and included 306,153 loans. Of this portfolio, $21.2 billion were serviced for third parties. At December 31, 2007, the servicing portfolio totaled $43.1 billion, $26.9 billion of which were serviced for third parties. Regions’ mortgage division, primarily through retail operations in its 16-state footprint, originated mortgage loans totaling $5.4 billion in 2008 compared to $6.9 billion in 2007. The decrease is primarily related to lower demand and general stresses in the housing sector.

During the first quarter of 2007, Regions sold its non-conforming mortgage origination subsidiary, EquiFirst, for an original sales price of approximately $76 million and recorded an after-tax gain of approximately $1 million at the time of sale. The sales price was subject to adjustment and was finalized during 2008 resulting in approximately $10 million of additional after-tax expense to Regions. See Note 4 “Discontinued Operations” to the consolidated financial statements for further detail. During the third quarter of 2007, Regions also exited the wholesale warehouse lending business as a result of risk and return considerations. In addition, Regions sold approximately $1.9 billion of its $4.5 billion out-of-market mortgage servicing portfolio in 2007, realizing a loss on the sale of approximately $4.4 million.

Net Securities Gains (Losses)

Regions reported net gains of $92.5 million from the sale of securities available for sale in 2008, as compared to net losses of $8.6 million in 2007. The 2008 net gains were primarily related to the sale of federal agency debentures and U.S. treasury securities in the first quarter of 2008.

Insurance Commissions and Fees

Insurance commissions and fees increased 11 percent to $110.1 million in 2008, compared to $99.4 million in 2007. This increase is primarily due to increased revenues from the mid-2007 acquisition of Miles & Finch and the acquisition of Barksdale Bonding and Insurance, Inc, which closed in early 2008. A general increase in commissions related to new business production and higher premiums were also a contributing factor in the year-over-year increase.

Bank-Owned Life Insurance

Bank-owned life insurance income increased 26 percent to $78.3 million in 2008, compared to $62.0 million in 2007. This increase is primarily due to additional purchases of bank-owned life insurance policies totaling $967 million in late 2007 and early 2008.

Other Miscellaneous Income

Other miscellaneous income decreased $12.9 million, or 5 percent, from $258.6 million in 2007 to $245.7 million in 2008. A significant driver of the decrease is due to a $26.2 million decrease in gains on the sale of loans in 2008 and a $21.3 million increase in losses related to write-downs of low income housing investments. In addition in 2007, Regions recognized a $9.1 million gain on the termination of Union Planters hybrid debt and a $13.3 million gain on disposal of residual interests in an acquired subsidiary. Also, in 2007, Regions recognized a $7.3 million gain related to a sale of certain mutual funds. Offsetting these events was a $62.8 million gain on the redemption of Visa shares in 2008.

NON-INTEREST EXPENSE

The following section contains a discussion of non-interest expense from continuing operations. The largest components of non-interest expense are salaries and employee benefits, net occupancy expense and furniture and equipment expense. Total non-interest expense for 2008 also includes a $6.0 billion non-cash goodwill impairment charge. Non-interest expense, excluding the merger-related and goodwill impairment charges, increased $282.0 million, or 6.5 percent, to $4.6 billion in 2008. Included in non-interest expense are pre-tax merger-related expenses totaling $200.2 million in 2008 and $350.9 million in 2007.

Table 8 “Non-Interest Expense (including Non-GAAP reconciliation)” presents major non-interest expense components, both including and excluding merger-related expenses and goodwill impairment, for the years ended December 31, 2008, 2007 and 2006. Management believes Table 8 is useful in evaluating trends in non-interest expense. Note that merger-related charges as shown in this table relate to Regions’ acquisition of AmSouth in November 2006. See Table 2 “GAAP to Non-GAAP Reconciliation,” and the text preceding it, for further discussion of non-GAAP financial measures.

Table 8—Non-Interest Expense (including Non-GAAP reconciliation)

	As Reported (GAAP)
	2008	2007	2006
	(In thousands)
Salaries and employee benefits	$2,355,939	$2,471,869	$1,859,851
Net occupancy expense	442,145	413,711	254,628
Furniture and equipment expense	334,541	301,330	157,897
Professional fees	214,191	151,991	97,220
Amortization of core deposit intangibles	134,139	155,346	63,523
Other real estate owned expense	102,766	15,862	2,206
Marketing	96,916	134,050	70,198
Goodwill impairment	6,000,000	—	—
Mortgage servicing rights impairment	85,000	6,000	16,000
Other miscellaneous expenses	1,025,977	1,010,192	682,505

	$10,791,614	$4,660,351	$3,204,028

	Merger-Related Charges and Goodwill Impairment
	2008	2007	2006
	(In thousands)
Salaries and employee benefits	$133,401	$158,613	$65,693
Net occupancy expense	3,331	33,834	3,473
Furniture and equipment expense	4,985	4,856	427
Professional fees	7,409	34,573	6,083
Amortization of core deposit intangibles	—	—	—
Other real estate owned expense	—	—	—
Marketing	12,692	42,897	1,092
Goodwill impairment	6,000,000	—	—
Mortgage servicing rights impairment	—	—	—
Other miscellaneous expenses	38,353	76,094	11,891

	$6,200,171	$350,867	$88,659

	As Adjusted (Non-GAAP)
	2008	2007	2006
	(In thousands)
Salaries and employee benefits	$2,222,538	$2,313,256	$1,794,158
Net occupancy expense	438,814	379,877	251,155
Furniture and equipment expense	329,556	296,474	157,470
Professional fees	206,782	117,418	91,137
Amortization of core deposit intangibles	134,139	155,346	63,523
Other real estate owned expense	102,766	15,862	2,206
Marketing	84,224	91,153	69,106
Mortgage servicing rights impairment	85,000	6,000	16,000
Other miscellaneous expenses	987,624	934,098	670,614

	$4,591,443	$4,309,484	$3,115,369

Salaries and Employee Benefits

Total salaries and employee benefits decreased $115.9 million, or 5 percent, in 2008. Included in total salaries and employee benefits are merger charges totaling $133.4 million in 2008 and $158.6 million in 2007. The year-over-year decrease in salaries and employee benefits cost is the result of ongoing merger-related and other personnel-related efficiencies, evidenced by reductions in headcount. At December 31, 2008, Regions had 30,784 employees compared to 33,161 at December 31, 2007. Lower incentives driven by a deteriorating business environment in 2008 were also a factor.

Regions provides employees who meet established employment requirements with a benefits package that includes 401(k), pension, and medical, life and disability insurance plans. New enrollment in the Regions pension plan ended effective December 31, 2000. New enrollment in the legacy AmSouth pension plan ended effective with the merger date, November 4, 2006. Former AmSouth employees enrolled as of November 4, 2006 continue to be active in the plan, but no additional participants will be added. Effective September 30, 2007, the two pension plans merged into one plan. Regions’ 401(k) plan includes a company match of eligible employee contributions. At December 31, 2008, this match totaled 100 percent of the eligible employee contribution (up to six percent of compensation). See Note 19 “Pension and Other Employee Benefit Plans” to the consolidated financial statements for further details.

There are various incentive plans in place in many of Regions’ lines of business that are tied to the performance levels of employees. At Morgan Keegan, commissions and incentives are a key component of compensation, which is typical in the brokerage and investment banking industry. In general, incentives are used to reward employees for selling products and services, for productivity improvements and for achievement of corporate financial goals. These achievements are determined through a review of profitability versus risk management. Regions’ long-term incentive plan provides for the granting of stock options, restricted stock, restricted stock units and performance shares. See Note 18 “Share-Based Payments” to the consolidated financial statements for further information.

Net Occupancy Expense

Net occupancy expense includes rents, depreciation and amortization, utilities, maintenance, insurance, taxes, and other expenses of premises occupied by Regions and its affiliates. Occupancy expense increased $28.4 million, or 7 percent, in 2008 due primarily to new branches opened and rising price levels. Included in net occupancy expense were merger charges of $3.3 million in 2008 and $33.8 million in 2007, reflecting costs to vacate leases due to the merger.

Furniture and Equipment Expense

Furniture and equipment expense increased $33.2 million to $334.5 million in 2008. This increase is due primarily to the increased depreciation and maintenance expense associated with capital additions, including new branches opened in 2007 and 2008. Included in furniture and equipment expense were merger charges of $5.0 million in 2008 and $4.9 million in 2007.

Professional Fees

Professional fees are comprised of amounts related to legal, consulting and other professional fees. Professional fees increased $62.2 million to $214.2 million in 2008. Included in professional fees during 2008 and 2007 were $7.4 million and $34.6 million, respectively, of merger-related charges. The 2008 increase is primarily due to higher legal expenses incurred at Morgan Keegan.

Amortization of Core Deposit Intangibles

The premium paid for core deposits in an acquisition is considered to be an intangible asset that is amortized on an accelerated basis over its useful life. As a result, amortization of core deposit intangibles decreased 14 percent to $134.1 million in 2008 compared to $155.3 million in 2007.

Other Real Estate Owned Expense

Other real estate owned (“OREO”) expenses include the cost of adjusting foreclosed properties to fair value after these assets have been classified as OREO, as well as other costs to maintain the property. OREO expense increased $86.9 million to $102.8 million in 2008 compared to $15.9 million in 2007, driven by steep valuation declines and losses on the sale of foreclosed properties resulting from continued decline of the housing market. Another contributing factor is increased costs related to operating and maintaining the foreclosed properties during the holding period. Despite Regions’ aggressive and successful efforts to sell foreclosed properties, balances increased $122.5 million to $243.0 million in 2008. See Note 11 “Other Real Estate” to the consolidated financial statements.

Marketing

Marketing expense decreased $37.1 million during 2008, including a reduction of $30.2 million of merger-related charges, to $96.9 million from $134.1 million in 2007. In 2007, marketing expense was higher due to post-merger rebranding initiatives and marketing campaigns which ran to coincide with branch conversions, as well as customer communications associated with branch conversions and consolidations.

Goodwill Impairment

Regions incurred a $6.0 billion non-cash goodwill impairment charge as a result of a goodwill evaluation performed in the fourth quarter of 2008. This evaluation indicated the estimated implied fair value of the General Banking/Treasury reporting unit’s goodwill was less than its book value, therefore requiring the impairment charge. Refer to Note 1 “Summary of Significant Accounting Policies” and Note 10 “Intangible Assets” to the consolidated financial statements for further discussion.

Mortgage Servicing Rights Impairment

Mortgage servicing rights impairment increased $79.0 million to $85.0 million in 2008. The increase was driven by the effects of changes in the interest rate environment in 2008.

Other Miscellaneous Expenses

Other miscellaneous expenses include communications, valuation impairment charges, business development services, and FDIC insurance. Other miscellaneous expenses increased slightly in 2008 compared to 2007. Included in other miscellaneous expenses are $49.4 million and $38.5 million write-downs on the investment in two Morgan Keegan mutual funds during 2008 and 2007, respectively. Also in 2008, Regions incurred a $65.4 million loss on early extinguishment of debt related to the redemption of subordinated notes. Other miscellaneous expenses benefited from the recognition of a $28.4 million litigation expense reduction related to Visa’s IPO during the first quarter of 2008. Regions had recorded a $51.5 million expense for Visa litigation during the fourth quarter of 2007.

INCOME TAXES

Regions’ 2008 provision for income taxes from continuing operations decreased $993.8 million to a tax benefit to $348.1 million compared to expense of $645.7 million in 2007, primarily due to lower consolidated earnings combined with the $275 million benefit from settlement of uncertain tax positions resulting from the resolution with the IRS of the Company’s federal uncertain tax positions for tax years 1999-2006.

Periodically, Regions invests in pass-through investment vehicles that generate tax credits, principally low-income housing credits and non-conventional fuel source credits, which directly reduce Regions’ federal income tax liability. Congress has enacted these tax credit programs to encourage capital inflows to these investment vehicles. The amount of tax benefit recognized from these tax credits was $56.3 million in 2008 compared to $81.3 million in 2007. The non-conventional fuel source credits, which totaled $39.6 million in 2007, expired at the end of 2007.

Regions has segregated a portion of its investment securities and intellectual property into separate legal entities in order to, among other business purposes, maximize the return on such assets by the professional and focused management thereof. Regions has recognized state tax benefits related to these legal entities of $37.5 million in 2008 compared to $45.8 million in 2007.

Management’s determination of the realization of deferred tax assets is based upon management’s judgment of various future events and uncertainties, including the timing, nature and amount of future income earned by certain subsidiaries, the level of taxable income in prior carryback years where carryback is permitted, and the implementation of various plans to maximize realization of deferred tax assets. Management believes that the subsidiaries will generate sufficient operating earnings to realize the deferred tax benefits. However, management does not believe that it is more-likely-than-not that all of its state net operating loss carryforwards will be realized. Accordingly, a valuation allowance has been established in the amount of $22.5 million against such benefits in 2008 compared to $19.2 million in 2007.

Regions and its subsidiaries file income tax returns in the United States (“U.S.”), as well as in various state jurisdictions. As the successor of acquired taxpayers, Regions is responsible for the resolution of audits from both federal and state taxing authorities. The Company is no longer subject to U.S. federal income tax examinations for years before 2007, which would include audits of acquired entities. The Company is no longer subject to state and local income tax examinations for years before 2000. Certain states have proposed various adjustments to the Company’s previously filed tax returns. Management is currently evaluating those proposed adjustments and believes the Company to be adequately reserved for any potential exposures.

During the third quarter of 2007 and first quarter of 2008, the Company made deposits with the IRS to stop the accrual of interest on all of its federal uncertain tax positions. In the first quarter of 2008, the Company settled a dispute with the IRS related to certain leveraged lease transactions. In addition, federal examinations for the 1998 and 1999 tax years were closed in the first quarter. As a result, the Company re-designated a portion of the deposits as an additional statutory payment of tax and interest to the IRS in the first quarter of 2008.

In August of 2008, the IRS announced guidelines pursuant to which taxpayers could settle disputes relating to certain leveraged lease transactions. The deadline for notifying the IRS of a taxpayer’s intent to participate in the settlement initiative was early October 2008. The Company gave notice of the intent to participate in the settlement initiative in October 2008 and increased its reserves for interest on exposures related to leveraged lease transactions consistent with the settlement initiative guidelines as of September 30, 2008. Net interest income was reduced $43 million in accordance with Financial Accounting Standards Board Staff Position 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction” (“FAS 13-2”), to reflect the pre-tax income impact of the leasing settlement.

In December of 2008, the Company reached an agreement with the IRS Appeals Division on the federal tax treatment of a broad range of uncertain tax positions identified by the IRS. Regions had previously established reserves for the uncertain tax positions. The agreement resulted in a $275 million earnings benefit from a reduction of the Company’s income tax expense in the fourth quarter of 2008. The agreement covers the Federal tax returns of Regions and its previous acquisitions, including Union Planters Corporation and AmSouth Bancorporation, for tax years 1999 through 2006 and includes matters related to Regions’ real estate investment structures and acceptance of the IRS global settlement initiative on leasing transactions.

As of December 31, 2008 and December 31, 2007, the liability for gross unrecognized tax benefits was approximately $54.6 million and $746.3 million, respectively. Of the Company’s liability for gross unrecognized tax benefits as of December 31, 2008, essentially all of the approximately $54.6 million would reduce the

Company’s effective tax rate, if recognized. As of December 31, 2008, the Company recognized a liability of approximately $31 million for interest, on a pre-tax basis. During the year ended December 31, 2008, Regions recognized interest expense, on a pre-tax basis, on uncertain tax positions of approximately $39 million.

See Note 1 “Summary of Significant Accounting Policies” and Note 21 “Income Taxes” to the consolidated financial statements for additional information about the provision for income taxes.

BALANCE SHEET ANALYSIS

At December 31, 2008, Regions reported total assets of $146.2 billion compared to $141.0 billion at the end of 2007, an increase of approximately $5.2 billion or 3.7 percent. The balance sheet growth reflects an increase in loans outstanding, primarily commercial and industrial and home equity balances, as well as an increase in interest-bearing deposits in other banks, primarily the Federal Reserve Bank. Offsetting these growth drivers, Regions’ assets were reduced by the goodwill impairment charge taken during the fourth quarter of 2008.

Loans

Average loans, net of unearned income, represented 81 percent of average interest-earning assets at December 31, 2008. Lending at Regions is generally organized along three functional lines: commercial and industrial loans (including financial and agricultural), real estate loans (commercial mortgage and construction loans) and consumer loans (residential first mortgage, home equity, indirect and other consumer loans). The composition of the portfolio by these major categories is presented in Table 9 “Loan Portfolio.”

Regions manages loan growth with a focus on risk management and risk adjusted return on capital. Total loans, net of unearned income, increased at a relatively slow pace during 2008. A challenging economic environment, particularly in the real estate sector, was the primary factor leading to the modest growth. Regions is continuing to make credit available to consumers, small businesses and commercial companies as intended by Treasury and the Congress in establishing the government investment in banks (See “Stockholders’ Equity” section found later in this report). During the fourth quarter of 2008, the government’s investment of $3.5 billion strengthened Regions’ regulatory capital, which supported origination of approximately $16.5 billion in new and renewed loans and lines, including unfunded commitments. This lending production was during an economic environment when lending is typically flat or reduced.

Table 9 shows a year-over-year comparison of loans by loan type.

Table 9—Loan Portfolio

	2008	2007	2006	2005	2004
	(In thousands, net of unearned income)
Commercial and industrial	$23,595,418	$20,906,617	$24,145,411	$14,728,006	$15,028,015
Commercial real estate (1)	26,208,325	23,107,176	19,646,423	24,773,539	26,059,454
Construction	10,634,063	13,301,898	14,121,030	7,362,219	5,472,463
Residential first mortgage (1)	15,839,015	16,959,545	15,583,920	n/a	n/a
Home equity	16,130,255	14,962,007	14,888,599	7,794,684	6,634,487
Indirect	3,853,770	3,938,113	4,037,539	1,353,929	1,641,629
Other consumer	1,157,839	2,203,491	2,127,680	2,392,536	2,690,906

	$97,418,685	$95,378,847	$94,550,602	$58,404,913	$57,526,954

(1)	Breakout of residential first mortgage not available for 2005 and 2004 due to the AmSouth merger; residential first mortgage is included in commercial real estate for 2005 and 2004.

Table 10—Selected Loan Maturities

	Loans Maturing
	Within One Year	After One But Within Five Years	After Five Years	Total
	(In thousands)
Commercial and industrial	$7,631,231	$12,278,452	$3,685,735	$23,595,418
Commercial real estate	7,750,421	12,684,320	5,773,584	26,208,325
Construction	5,531,291	3,960,550	1,142,222	10,634,063

	$20,912,943	$28,923,322	$10,601,541	$60,437,806

	Predetermined Rate	Variable Rate
	(In thousands)
Due after one year but within five years	$8,497,816	$20,425,506
Due after five years	5,964,953	4,636,588

	$14,462,769	$25,062,094

Note: Table 10 excludes residential first mortgage, home equity, indirect and other consumer loans.

Commercial and Industrial—Commercial and industrial loans represent loans to commercial customers for use in normal business operations to finance working capital needs, equipment purchases or other expansion projects. During 2008, commercial and industrial loan balances increased 13 percent, driven by a combination of new production, increased line utilization, selective market share gains, and higher funding under letters of credit supporting Variable Rate Demand Notes (“VRDNs”). Refer to “Off-Balance Sheet Arrangements” section for discussion of VRDNs found later in this report’s “Management’s Discussion and Analysis”.

Commercial Real Estate—Commercial real estate loans consist of loans to operating businesses, loans for real estate development, and various other loans secured by real estate. Commercial real estate loans to operating businesses are for long-term financing of land and buildings, and are repaid by cash flow generated by business operations. These loans, sometimes referred to as “owner occupied commercial real estate”, are a subset of the commercial real estate category presented in Table 9, and totaled approximately $11.7 billion as of December 31, 2008. Loans for real estate development are repaid through cash flow related to the operation, sale or refinance of the property. These loans are made to finance income-producing properties such as apartment buildings, office and industrial buildings, and retail shopping centers. While loan production and pipeline activity declined in 2008, the commercial real estate portfolio grew $3.1 billion to $26.2 billion in 2008, largely attributable to a slow down in payoffs, draws on unfunded commitments, and transfers of construction lending to permanently financed commercial real estate. Regions’ focus in commercial real estate lending is to effectively manage its existing portfolio and to support those clients who have full relationships with the Company. In addition, Regions considers new projects with sound sponsorship and fundamentals and which meet the Company’s standards for risk-adjusted return on capital.

Construction—Construction loans are loans to individuals, companies or developers used for the purchase or construction of a commercial property for which repayment will be generated by cash flows related to the operation, sale or refinance to permanent financing of the property. A significant portion of Regions’ real estate construction portfolio is comprised of residential product types (land, single-family and condominium loans) within Regions’ markets, and to a lesser degree retail and multi-family projects. Typically, these loans are for construction projects that have been presold, preleased or otherwise have secured permanent financing as well as loans to real estate companies that have significant equity invested in each project. During 2008, outstanding construction balances declined $2.7 billion to $10.6 billion as a result of Regions selling or transferring to held for sale many of these loans. In addition, outstanding balances declined as construction projects were completed and converted from construction to commercial real estate loans and new construction originations declined.

During late 2007, the residential homebuilder portfolio, which totaled $4.4 billion as of December 31, 2008, came under significant stress. In Table 9 “Loan Portfolio”, the majority of these loans are reported in the construction loan category, while a smaller portion is reported under the commercial real estate loan category. The residential homebuilder portfolio is geographically concentrated in Florida and North Georgia. Regions realigned its organizational structure in January 2008 to enable some of the Company’s most experienced bankers to concentrate their efforts on management of this portfolio. See the “Residential Homebuilder Portfolio” table in the “Credit Risk” section later in this report for further detail on the residential homebuilder portfolio.

Residential First Mortgage—Residential first mortgage loans represent loans to consumers to finance a residence. These loans are typically financed over a 15 to 30 year term and, in most cases, are extended to borrowers to finance their primary residence. These loans experienced a $1.1 billion decline to $15.8 billion in 2008. Demand for this type of lending slowed during 2008 as property values declined, new and used home sales reached historically low levels, and credit markets contracted in general. However, due to declining mortgage rates, which became especially attractive late in 2008 and into early 2009, refinancing activity increased substantially as 2009 began.

Loans to consumers with weak credit history, generally called sub-prime loans, became a cause for industry concern beginning in 2007 and the performance of these loans deteriorated significantly as 2008 progressed. Regions’ exposure to sub-prime loans is insignificant, at approximately $77.3 million at December 31, 2008, and continues to decline. This is a product that Regions does not currently originate. The credit loss exposure related to these loans is addressed in management’s periodic determination of the allowance for credit losses.

Home Equity—Home equity lending includes both home equity loans and lines of credit. This type of lending, which is secured by a first or second mortgage on the borrower’s residence, allows customers to borrow against the equity in their home. Real estate market values as of the time the loan or line is secured directly affect the amount of credit extended and, in addition, changes in these values impact the depth of potential losses. During 2008, home equity balances increased $1.2 billion to $16.1 billion, driven by a slowing of paydowns and an increase in lending to creditworthy customers.

The majority of Regions’ home equity lending balances was originated through its branch network and the Company has not purchased broker-originated or other third-party production. However, home equity losses still increased significantly in 2008, impacted by the unprecedented drop in real estate values coupled with a deteriorating economy. The main source of stress has been in Florida, where home values declined precipitously in 2007 and 2008. Further, losses on relationships in Florida where Regions is in a second lien position have been especially high; much higher, in fact, than the remaining areas of Regions geographic footprint.

Indirect—Indirect lending, which is lending initiated through third-party business partners, is largely comprised of loans made through automotive dealerships. Loans of this type decreased $84.3 million, or 2.1 percent, during 2008 largely due to the Company’s decision to exit certain lines of business. Regions continually rationalizes the risk/reward characteristics of each of its lending lines and, as noted, ceased new originations within the indirect auto lending business in 2008 and the marine and recreational vehicle lending businesses in 2007. Each of these portfolios is a declining element in the overall loan portfolio and will continue to reduce as loans are repaid. Losses within the indirect portfolio increased during the year primarily driven by economic conditions, including high gasoline prices and rising unemployment levels.

Other Consumer—Other consumer loans include direct consumer installment loans, overdrafts and other revolving credit, and educational loans. Other consumer loans decreased 47.5 percent in 2008 to $1.2 billion due to the sale or transfer to held for sale of student loans and a general contraction in credit markets.

Loans Held for Sale

At December 31, 2008, loans held for sale totaled $1.3 billion, consisting of $420 million of non-performing commercial real estate and construction loans, $513 million of residential real estate mortgage loans, and $349 million of student loans. At December 31, 2007, loans held for sale totaled $720.9 million, consisting solely of residential real estate mortgage loans in the process of being sold to third parties.

During 2008, in an effort to manage its exposure to non-performing assets, Regions made a strategic decision to intensify its efforts to sell certain portions of non-performing loans. During 2008, the Company sold or classified as loans held for sale $1.3 billion of non-performing loans through its efforts. Regions marks all loans to the lower of cost or market value at the time they are classified as held for sale and continues to evaluate valuation at each reporting period.

Lower residential first origination volumes and tightening of the secondary market for residential mortgage production—a result of the weakening housing market in 2008—somewhat offset the increase in loans held for sale resulting from the increased commercial sales activity described above. Refer to the “Credit Risk” section later in this report for more discussion on asset quality and non-performing assets.

Allowance for Credit Losses

The allowance for credit losses represents management’s estimate of credit losses inherent in both the loan portfolio and unfunded credit commitments as of the balance sheet date. The allowance consists of two components: the allowance for loans losses, which is recorded as a contra-asset to loans, and the reserve for unfunded credit commitments, which is recorded in other liabilities. At December 31, 2008, the allowance for credit losses totaled $1.9 billion or 1.95 percent of loans, net of unearned income, compared to $1.4 billion or 1.45 percent at year-end 2007. See “Allowance for Credit Losses” in the “Risk Management” section found later in this report for a detailed discussion of the allowance.

Securities

Regions utilizes the securities portfolio to manage liquidity, interest rate risk, regulatory capital, and to take advantage of market conditions to generate a favorable return on investments without undue risk. The portfolio consists primarily of high-quality mortgage-backed and asset-backed securities, as well as U.S. Treasury and Federal agency securities. Securities represented 13 percent of total assets at December 31, 2008 compared with 12 percent at December 31, 2007. In 2008, total securities, which are almost entirely classified as available for sale, increased $1.5 billion, or 8.8 percent. Growth was largely the result of securities purchased as a part of Regions’ interest rate risk management activities. The “Interest Rate Risk” section, found later in this report, further explains Regions’ interest rate risk management practices. The weighted-average yield earned on securities, less equities, was 5.07 percent in 2008 and 5.03 percent in 2007. Table 11 “Securities” illustrates the carrying values of securities by category.

Table 11—Securities

	2008	2007	2006
	(In thousands)
U.S. Treasury securities	$900,303	$964,647	$400,065
Federal agency securities	1,705,686	3,329,656	3,752,216
Obligations of states and political subdivisions	756,694	732,367	788,736
Mortgage-backed securities	14,349,342	11,092,758	12,777,358
Other debt securities	21,495	45,108	80,980
Equity securities	1,163,268	1,204,473	762,705

	$18,896,788	$17,369,009	$18,562,060

At December 31, 2008, securities available for sale included a net unrealized loss of $12.7 million, which represented the difference between the estimated fair value of these securities as of year-end and their amortized cost. The net unrealized loss represents $564.5 million in gross unrealized losses and $551.8 million in gross unrealized gains. At December 31, 2007, securities available for sale included a net unrealized gain of $149.6 million, which consisted of $199.5 million of gross unrealized gains and $49.9 million in gross unrealized losses. The net unrealized loss at December 31, 2008 reflects primarily the impact of lower interest rates and widening of credit and liquidity spreads related to U.S. Treasury securities, Federal agency securities and mortgage-backed securities. Regions evaluates securities in a loss position for other-than-temporary impairment, considering such factors as the length of time and the extent to which the market value has been below cost, the credit standing of the issuer, and Regions’ ability and intent to hold the security until its market value recovers. During 2008 and 2007, Regions recognized a write-down of securities within the General Banking/Treasury segment of approximately $28.3 million and $7.2 million, respectively, representing other-than-temporary impairment, related primarily to equity securities and retained interests on beneficial interests. Net unrealized gains and losses in the securities available for sale portfolio are included in stockholders’ equity as accumulated other comprehensive income or loss, net of tax.

In January 2009, Regions sold approximately $656 million in available for sale U.S Treasury securities and recognized a gain of approximately $52.1 million. The proceeds were reinvested in U.S. government agency mortgage-backed securities classified as available for sale.

Maturity Analysis—The average life of the securities portfolio at December 31, 2008 was estimated to be 3.0 years, with a duration of approximately 2.6 years. These metrics compare with an estimated average life of 3.8 years, with a duration of approximately 2.9 years for the portfolio at December 31, 2007. Table 12 “Relative Contractual Maturities and Weighted-Average Yields for Securities” provides additional details.

Table 12—Relative Contractual Maturities and Weighted-Average Yields for Securities

	Securities Maturing
	Within One Year	After One But Within Five Years	After Five But Within Ten Years	After Ten Years	Total
	(Dollars in thousands)
Securities:
U.S. Treasury securities	$97,637	$59,519	$743,147	$—	$900,303
Federal agency securities	106,300	144,333	1,449,539	5,514	1,705,686
Obligations of states and political subdivisions	21,862	201,592	304,212	229,028	756,694
Mortgage-backed securities	1,005	230,240	2,526,445	11,591,652	14,349,342
Other debt securities	2,565	1,524	—	17,406	21,495

	$229,369	$637,208	$5,023,343	$11,843,600	$17,733,520

Weighted-average yield	3.88%	5.34%	4.60%	5.25%	5.07%
Taxable-equivalent adjustment for calculation of yield	$606	$5,586	$8,430	$6,347	$20,969

Notes:

1.	The weighted-average yields are calculated on the basis of the yield to maturity based on the book value of each security. Weighted-average yields on tax-exempt obligations have been computed on a fully taxable-equivalent basis using a tax rate of 35%. Yields on tax-exempt obligations have not been adjusted for the non-deductible portion of interest expense used to finance the purchase of tax-exempt obligations.
2.	Federal Reserve Bank stock, Federal Home Loan Bank stock, and equity stock of other corporations held by Regions are not included in the table above.

Portfolio Quality—Regions’ investment policy stresses credit quality and liquidity. Securities rated in the highest category by nationally recognized rating agencies and securities backed by the U.S. Government and government sponsored agencies, both on a direct and indirect basis, represented approximately 98.5 percent of the investment portfolio at December 31, 2008. State, county, and local municipal securities rated below single A or which are non-rated represented only 1.5 percent of total securities at year-end 2008.

Cash and Cash Equivalents

Cash and cash equivalents include cash and cash due from banks, interest-bearing deposits in other banks (including the Federal Reserve Bank), and federal funds sold and securities purchased under agreements to resell (which have a life of 90 days or less). At December 31, 2008 these assets totaled $11.0 billion as compared to $4.7 billion at December 31, 2007. The year-over-year increase was primarily driven by Regions’ participation in the Term Auction Facility (“TAF”) auctions, which have provided excess balances in its Federal Reserve Bank account. The excess balances are held to provide additional insulation from unforeseen contingent funding needs.

Trading Account Assets

Trading account assets decreased $41.1 million to $1.1 billion at December 31, 2008. Trading account assets, which consist of U.S. Government agency and guaranteed securities and corporate and tax-exempt securities, are primarily held at Morgan Keegan for the purpose of selling at a profit. Also included in trading account assets are securities held in rabbi trusts related to deferred compensation plans. Trading account assets are carried at market value with changes in market value reflected in the consolidated statements of operations. Table 13 “Trading Account Assets” provides a detail by type of security.

Table 13—Trading Account Assets

	December 31
	2008	2007
	(In thousands)
Trading account assets:
U.S. Treasury and Federal agency securities	$510,226	$440,267
Obligations of states and political subdivisions	308,271	236,997
Other securities	231,773	414,136

	$1,050,270	$1,091,400

Premises and Equipment

Premises and equipment are stated at cost, less accumulated depreciation and amortization, as applicable. Premises and equipment at December 31, 2008 increased $175.2 million to $2.8 billion compared to year-end 2007. This increase primarily resulted from the continued investment in capital additions, including the opening of 20 new branches during 2008.

Goodwill

Goodwill at December 31, 2008 totaled $5.5 billion as compared to $11.5 billion at December 31, 2007. The decrease was driven by a $6.0 billion fourth quarter 2008 non-cash impairment charge to the asset carrying value. The impairment testing is performed on each of the Company’s reportable units on an annual basis, or more often if events or circumstances indicate that there may be impairment. As of December 31, 2008, Regions’ analysis indicated impairment for the General Banking/Treasury reporting unit’s goodwill, therefore resulting in the goodwill impairment charge. The primary cause of the goodwill impairment in the General Banking/Treasury reporting unit was the continued and significant decline in the estimated fair value of the unit. This was evidenced by rapid deterioration in credit costs, continued compression of the net interest margin, cost of preferred stock investment by the U.S. Treasury and continued declines in the Company’s overall market capitalization, compounded by investor anxiety caused by the financial crises affecting the U.S. banking system. See Note 1 “Summary of Significant Accounting Policies” and Note 10 “Intangible Assets” to the consolidated financial statements for additional details.

Mortgage Servicing Rights

Mortgage servicing rights at December 31, 2008 totaled $160.9 million compared to $321.3 million at December 31, 2007. A summary of mortgage servicing rights is presented in Table 14 “Mortgage Servicing Rights.” The balances shown represent the right to service mortgage loans that are owned by other investors and include original amounts capitalized, less accumulated amortization and a valuation allowance. The carrying values of mortgage servicing rights are affected by various factors, including estimated prepayments of the underlying mortgages and market rates. A significant change in prepayments of mortgages in the servicing portfolio or market rates for mortgage loans could result in significant changes in the valuation adjustments, thus creating potential volatility in the carrying amount of mortgage servicing rights. The mortgage servicing rights valuation allowance increased by $72.4 million in 2008, primarily due to lower mortgage rates and corresponding increased estimated prepayment speeds. During 2008, the Company sold mortgage servicing rights on approximately $3.4 billion of GNMA loans and recognized a loss of $14.9 million, including transaction costs. On December 31, 2007, mortgage servicing rights on approximately $1.9 billion of loans in Regions’ out-of-market servicing portfolio were sold at a $4.4 million loss.

On January 1, 2009, Regions made an election allowed by Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets” (“FAS 156”) and began accounting for mortgage servicing rights at fair market value with any changes to fair value being recorded within mortgage income on the consolidated statements of operations. Also, in early 2009, Regions entered into derivative transactions to mitigate the impact of market value fluctuations related to mortgage servicing rights.

Table 14—Mortgage Servicing Rights

	2008	2007	2006
	(In thousands)
Balance at beginning of year	$368,654	$416,217	$441,508
Amounts capitalized	58,632	56,931	53,777
Sale of servicing assets	(71,172)	(25,577)	(4,786)
Permanent impairment	—	—	(3,719)
Amortization	(75,430)	(78,917)	(70,563)

	280,684	368,654	416,217
Valuation allowance	(119,794)	(47,346)	(41,346)

Balance at end of year	$160,890	$321,308	$374,871

Other Identifiable Intangible Assets

Other identifiable intangible assets, consisting primarily of core deposit intangibles, totaled $638.4 million at December 31, 2008 compared to $759.8 million at December 31, 2007. The year-over-year decline is mainly the result of amortization. Regions noted no indicators of impairment for any other identifiable intangible assets. See Note 10 “Intangible Assets” to the consolidated financial statements for further information.

Other Assets

Other assets increased $1.2 billion to $8.0 billion as of December 31, 2008. This increase is primarily related to higher customer derivatives, a result of the low interest rate environment, as well as derivatives used by the Company for hedging purposes.

DEPOSITS

Deposits are Regions’ primary source of funds, providing funding for 75 percent of average interest-earning assets in 2008 and 82 percent in 2007. Table 15 “Deposits” details year-over-year deposits on a period-ending basis. Total deposits as of year-end 2008 decreased $3.9 billion, or 4.1 percent, compared to year-end 2007, driven lower mainly by reduced use of wholesale deposit sources used for overnight funding purposes. More specifically, Regions reduced its usage of foreign deposits (which Regions uses as a source of short-term wholesale funding) in 2008, due to growth in customer deposits.

Customer deposits, which are total deposits excluding deposits used for treasury management purposes as described above, increased by 4.6 percent to $90.8 billion on an ending basis during 2008. Time deposits (e.g., certificates of deposit) were the main source of growth, while non-interest bearing demand and domestic money market balances also grew slightly. Increases in time deposits were offset by decreases in interest-bearing transaction accounts and foreign money market accounts. Deposit disintermediation through a flight to quality, such as Treasury securities, exerted pressure on bank deposits industry-wide in 2008. Furthermore, during the year, Regions also experienced substantial pricing strain from both community banks and some larger competitors. However, during the fourth quarter of 2008, Regions’ time deposits and money market accounts grew in response to customers’ desire to lock-in rates in a falling rate environment. Also a factor in overall deposit growth, during the third quarter of 2008, Regions, in an FDIC-assisted transaction, assumed approximately $900 million of deposits, primarily time deposits, from Integrity Bank in Alpharetta, Georgia.

Table 15—Deposits

	2008	2007	2006
	(In thousands)
Non-interest bearing demand	$18,456,668	$18,417,266	$20,175,482
Non-interest bearing demand—divestitures	—	—	533,295
Savings	3,662,949	3,646,632	3,882,533
Interest-bearing transaction accounts	15,022,207	15,846,139	15,899,812
Money market accounts	19,470,886	18,934,309	18,764,873
Money market accounts—foreign	1,812,446	3,482,603	4,037,384
Time deposits	32,368,498	26,507,459	30,015,375
Interest bearing deposits—divestitures	—	—	2,238,072

Customer deposits	90,793,654	86,834,408	95,546,826

Time deposits	110,236	2,791,386	1,170,033
Other foreign deposits	—	5,149,174	4,511,110

Treasury deposits	110,236	7,940,560	5,681,143

Total deposits	$90,903,890	$94,774,968	$101,227,969

Low cost deposits	$58,425,156	$60,326,949	$65,531,451

Regions competes with other banking and financial services companies for a share of the deposit market. Regions’ ability to compete in the deposit market depends heavily on the pricing of its deposits and how effectively the Company meets customers’ needs. Regions employs various means to meet those needs and enhance competitiveness, such as providing a high level of customer service, competitive pricing and expanding the traditional branch network to provide convenient branch locations for its customers. Regions also services customers through providing centralized, high-quality telephone banking services and alternative product delivery channels such as internet banking. During 2008, the banking industry experienced very high deposit pricing due to liquidity concerns, thereby accentuating pricing pressure on Regions and the industry as a whole.

Non-interest-bearing deposits remained relatively unchanged versus the prior year, increasing by $39.4 million in 2008. Movement of balances to interest-bearing offerings, including Regions’ money market accounts and time deposits, among other product types or investment alternatives was a factor in limiting growth. Non-interest-bearing deposits accounted for approximately 20 percent of total deposits at year-end 2008 as compared to 19 percent at year-end 2007.

Savings balances were also consistent with prior year as they increased $16.3 million to $3.7 billion, generally reflecting customers’ preference for higher-paying accounts, including money market accounts.

Interest-bearing transaction accounts declined 5.2 percent to $15.0 billion due to pricing pressure from community banks as well as larger competitors. Customers also migrated to time deposits in order to take advantage of higher rates.

Domestic money market products, which exclude foreign money market accounts, are one of Regions’ most significant funding sources, accounting for 21 percent of total deposits in 2008, compared to 20 percent in 2007. These balances increased 2.8 percent in 2008 to $19.5 billion as compared to the prior year. Money market accounts were down most of the year; however, Regions experienced a significant increase in the fourth quarter of 2008 as customers moved into money market accounts and time deposits to take advantage of higher rates. Also, foreign money market accounts decreased $1.7 billion, or 48 percent, to $1.8 billion in 2008.

Included in customer time deposits are certificates of deposit and individual retirement accounts. The balance of customer time deposits increased 22 percent in 2008 to $32.4 billion compared to $26.5 billion in 2007. The increase was primarily due to customers’ demand for higher-rate deposits. Customer time deposits accounted for 36 percent of total deposits in 2008 compared to 28 percent in 2007.

Total treasury deposits, which are used mainly for overnight funding purposes, decreased by $7.8 billion during 2008, due to the Company’s use of other funding sources, including increased customer-based deposits and the additional funding provided through new governmental liquidity programs. The Company’s choice of overnight funding sources is dependent on the Company’s particular funding needs and the relative attractiveness of each offering.

The sensitivity of Regions’ deposit rates to changes in market interest rates is reflected in Regions’ average interest rate paid on interest-bearing deposits. The rate paid on interest-bearing deposits decreased to 2.38 percent in 2008 from 3.47 percent in 2007. This decrease is largely due to the significant decrease in market rates as evidenced by the Federal Funds rate in 2008, somewhat offset by increased competitive pressures. Table 16 “Maturity of Time Deposits of $100,000 or More” presents maturities of time deposits of $100,000 or more at December 31, 2008 and 2007.

Table 16—Maturity of Time Deposits of $100,000 or More

	2008	2007
	(In thousands)
Time deposits of $100,000 or more, maturing in:
3 months or less	$2,805,489	$4,718,158
Over 3 through 6 months	1,977,046	2,706,805
Over 6 through 12 months	3,038,186	4,522,942
Over 12 months	4,893,356	801,575

	$12,714,077	$12,749,480

SHORT-TERM BORROWINGS

Regions’ short-term borrowings consist primarily of federal funds purchased, securities sold under agreements to repurchase, Federal Home Loan Bank (“FHLB”) advances, and TAF borrowings. See Note 13 “Short-Term Borrowings” to the consolidated financial statements for further detail and discussion.

Federal funds purchased from downstream sources and securities sold under agreements to repurchase totaled $3.1 billion at December 31, 2008, compared to $8.8 billion at year-end 2007. Regions had zero balances in federal funds purchased from up-stream correspondents at December 31, 2008. The level of federal funds purchased and securities sold under agreements to repurchase can fluctuate significantly on a day-to-day basis, depending on funding requirements and which sources of funds are used to satisfy those needs. The balance of federal funds purchased and security repurchase agreements, net of federal funds sold and security reverse repurchase agreements, decreased $5.7 billion in 2008.

As one source of funding, the Company utilized short-term borrowings through the issuance of FHLB advances. FHLB borrowings are used to satisfy short-term funding requirements and can fluctuate between periods. FHLB borrowings totaled $1.5 billion at December 31, 2008 compared to $100.0 million at December 31, 2007. The increase in FHLB borrowings reflects the opportunity during 2008 to reduce overnight funding and diversify into slightly longer-term maturities at preferable rates.

During 2008, Regions was an active participant in the Federal Reserve’s TAF, which was designed to address pressures in short-term funding markets. Under the TAF, the Federal Reserve auctions term funds to depository institutions with maturities of 28 or 84 days. All depository institutions that are eligible to borrow under the primary credit program are eligible to participate in TAF auctions. All advances are fully collateralized using collateral values and margins applicable for other Federal Reserve lending programs. As of December 31, 2008, Regions had outstanding through the TAF, $10.0 billion at an average rate of 1.1 percent. Consistent with the Treasury’s purpose for TAF, Regions used TAF to provide additional liquidity at low rates and to build excess reserves in the Federal Reserve Bank account. This program provides Regions with an alternative source of short-term funding and aids in maintaining the stability of the financial markets by reducing uncertainty about the supply of reserves in the banking system and simplifying the Federal Reserve’s implementation of monetary policy.

As of December 31, 2008, Regions had $125 thousand outstanding in the Federal Reserve’s Treasury, Tax, and Loan Program, compared to $1.2 billion at December 31, 2007.

Regions maintains a liability for its brokerage customer position through Morgan Keegan. This liability represents liquid funds in customers’ brokerage accounts. Balances due to brokerage customers totaled $430.6 million at December 31, 2008 as compared to $505.5 million at December 31, 2007. The short-sale liability, which is primarily maintained at Morgan Keegan in connection with trading obligations related to customer accounts, was $628.7 million at December 31, 2008 compared to $451.3 million at December 31, 2007. The balance of this account fluctuates frequently based on customer activity.

Other short-term borrowings increased by $27.0 million to $120.1 million at December 31, 2008. This balance includes certain lines of credit that Morgan Keegan maintains with unaffiliated banks and derivative collateral. The lines of credit had maximum borrowings of $585 million at December 31, 2008.

Table 17 “Selected Short-Term Borrowings Data” provides selected information for short-term borrowing for years 2008, 2007, and 2006.

Table 17—Selected Short-Term Borrowings Data

	2008	2007	2006
	(In thousands)
Federal funds purchased and securities sold under agreements to repurchase:
Balance at year end	$3,142,493	$8,820,235	$7,676,254
Average outstanding (based on average daily balances)	7,697,505	8,080,179	5,162,196
Maximum amount outstanding at any month-end	10,879,818	9,984,206	7,676,254
Weighted-average interest rate at year end	0.5%	3.3%	4.6%
Weighted-average interest rate on amounts outstanding during the year (based on average daily balances)	2.2%	4.7%	4.5%

Term Auction Facility:
Balance at year end	$10,000,000	$—	$—
Average outstanding (based on average daily balances)	5,924,639	—	—
Maximum amount outstanding at any month-end	13,000,000	—	—
Weighted-average interest rate at year end	1.1%	—%	—%
Weighted-average interest rate on amounts outstanding during the year (based on average daily balances)	2.0%	—%	—%

LONG-TERM BORROWINGS

Regions’ long-term borrowings consist primarily of FHLB borrowings, subordinated notes, senior notes and other long-term notes payable. Total long-term debt increased $7.9 billion to $19.2 billion at December 31, 2008. See Note 14 “Long-Term Borrowings” to the consolidated financial statements for further discussion.

Membership in the FHLB system provides access to a source of lower-cost funds. Long-term FHLB advances totaled $8.1 billion at December 31, 2008, an increase of $4.3 billion compared to 2007.

In October 2008, the FDIC announced its TLGP to strengthen confidence and encourage liquidity in the banking system by guaranteeing newly issued senior unsecured debt of banks, thrifts, and certain holding companies, and by providing full coverage of non-interest bearing deposit transaction accounts, regardless of dollar amount. Under the final rules, certain newly issued senior unsecured debt with maturities greater than 30 days issued on or before June 30, 2009, would be backed by the “full faith and credit” of the U.S. government through June 30, 2012. The FDIC’s payment obligation under the guarantee for eligible senior unsecured debt will be triggered by a payment default. The guarantee is limited to 125% of senior unsecured debt as of September 30, 2008 that is scheduled to mature before June 30, 2009. This includes federal funds purchased, promissory notes, commercial paper, and certain types of inter-bank funding. Participants will be charged a 50-100 basis point fee to protect their new debt issues which varies depending on the maturity date (amounts paid as a non-refundable fee will be applied to offset the guaranteed fee until the non-refundable fee is exhausted). Regions issued $3.75 billion of qualifying senior debt securities covered by the TLGP in December 2008, and has remaining capacity under the program to issue up to an additional $4 billion.

Long-term borrowings also increased in 2008 as a result of the Company’s issuance of $750 million of subordinated notes and $345 million of trust preferred securities. The increase from these issuances was partially offset by the redemption of approximately $630 million in subordinated notes in 2008, resulting in a $65.4 million loss on early extinguishment of debt (see Table 8 “Non-Interest Expense (Including Non-GAAP Reconciliation)”), and the maturity of approximately $750 million of senior debt notes during the year. As of December 31, 2008, Regions had outstanding subordinated notes totaling $4.4 billion compared to $4.3 billion at December 31, 2007. Regions’ subordinated notes consist of 11 issues with interest rates ranging from 4.85 percent to 7.75 percent. Senior debt and bank notes totaled $4.8 billion at December 31, 2008 compared to $1.8 billion at December 31, 2007, reflecting the $3.75 billion TLGP issuance, offset by the maturity of $750 million of senior debt notes during the year.

During 2007, Regions Financing Trust II issued $700 million of institutional enhanced trust preferred securities, which are reflected as junior subordinated notes. Also in 2007, $225.8 million of Union Planters trust preferred securities were called and the related 8.20 percent junior subordinated notes were redeemed.

Other long-term debt at December 31, 2008 and 2007, had weighted-average interest rates of 2.9 percent and 6.1 percent, respectively, and a weighted-average maturity of 4.9 years at December 31, 2008. Regions has $62.8 million included in other long-term debt in connection with a seller-lessee transaction with continuing involvement. See Note 25 “Commitments, Contingencies and Guarantees” to the consolidated financial statements for further information.

During 2007, Regions filed a shelf registration statement with the SEC. This shelf registration can be utilized by Regions to issue various debt and/or equity securities, and does not have a limit on the amount of securities that can be issued.

Regions’ long-term debt includes $175 million of callable subordinated notes that mature in early 2009. See Note 14 “Long-Term Borrowings” to the consolidated financial statements for additional information regarding these transactions.

RATINGS

Table 18 “Credit Ratings” reflects the debt ratings of Regions Financial Corporation and Regions Bank by Standard & Poor’s Corporation, Moody’s Investors Service, Fitch IBCA and Dominion Bond Rating Service as of December 31, 2008.

A security rating is not a recommendation to buy, sell or hold securities, and the ratings are subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating.

Table 18—Credit Ratings

	Standard & Poor’s	Moody’s	Fitch	Dominion
Regions Financial Corporation
Senior notes	A	A2	A+	AH
Subordinated notes	A-	A3	A	A
Junior subordinated notes	BBB+	A3	A	A

Regions Bank
Short-term debt	A-1	P-1	F1+	R-1M
Long-term bank deposits	A+	A1	AA-	AAL
Long-term debt	A+	A1	A+	AAL
Subordinated debt	A	A2	A	AH

Table reflects ratings as of December 31, 2008.

In February 2009, Regions Financial Corporation’s senior notes, subordinated notes, and junior subordinated notes were downgraded to A3, Baa1, and Baa1, respectively, by Moody’s, reflecting the Company’s concentration in residential homebuilder and home equity lending, particularly in Florida. Also, Moody’s downgraded Regions Bank’s long-term bank deposits, long-term debt, and subordinated debt to A2, A2, and A3, respectively. These downgrades are not expected to have a significant impact on Regions’ earnings in 2009.

STOCKHOLDERS’ EQUITY

Stockholders’ equity decreased to $16.8 billion at year-end 2008 versus $19.8 billion at year-end 2007, primarily reflecting the Company’s $5.6 billion net loss due to the $6.0 billion goodwill impairment charge, offset by $3.5 billion related to the issuance of preferred stock and a warrant for 48.3 million shares of Regions’ common stock at an initial per share price of $10.88 under the Capital Purchase Program (“CPP”). The warrant expires ten years from the issuance date. Under the terms of the government’s investment in preferred stock of the Company, Regions must pay an annual dividend of 5 percent, or $175 million annually, for the first five years, and a 9 percent dividend thereafter, until the Company has redeemed the shares. In addition, as part of the Company’s participation in the program, Regions cannot repurchase shares or increase the dividend payment above the current rate of $0.10 per share without permission from the U.S. Treasury until November 14, 2011 or until the U.S. Treasury no longer owns any of Regions’ Series A Preferred Stock. As stated above, the government also received a 10-year warrant for common stock, which will give the U.S. Treasury the opportunity to benefit from an increase in the price of the Company’s common stock. Accrued dividends on preferred shares reduced retained earnings by $26.2 million in 2008.

Common dividends declared reduced stockholders’ equity by $669.0 million. In addition, the net change in unrealized loss on securities available for sale and the net change from defined benefit pension plans decreased stockholders’ equity by $414.6 million. Offsetting these items was a $190.1 million increase from the net change in unrealized gains on derivative instruments. The internal capital generation rate (net income available to common shareholders less dividends as a percentage of average stockholders’ equity) was negative 31.6 percent in 2008 compared to 1.1 percent in 2007. Excluding the $6.0 billion non-cash goodwill impairment charge, the 2008 internal capital generation rate was negative 1.5 percent.

During 2007, Regions repurchased 40.8 million common shares at a total cost of $1.4 billion. There were no treasury stock purchases in 2008. Although the Company has 23.1 million common shares available for repurchase under its current share repurchase authorization, under the terms of the CPP, Regions is not eligible to repurchase treasury shares without permission from the U.S. Treasury until November 14, 2011 or until the U.S. Treasury no longer owns any of Regions’ Series A Preferred Stock.

Regions’ ratio of stockholders’ equity to total assets was 11.5 percent at December 31, 2008 compared to 14.1 percent at December 31, 2007. Regions’ ratio of tangible common stockholders’ equity (stockholders’ equity less goodwill and other identifiable intangibles) to total tangible assets was 5.23 percent at December 31, 2008 compared to 5.88 percent at December 31, 2007, mainly reflecting the reduced earnings and the increasing balance sheet, reflecting proceeds from the $3.5 billion CPP and the $3.75 billion TLGP issuances.

Regions attempts to balance the return to stockholders through the payment of dividends with the need to maintain strong capital levels for future growth opportunities. After careful consideration of the current environment, Regions reduced its dividend in 2008. This decision will strengthen its capital ratios as the Company navigates the current economic environment. Regions’ total dividends in 2008 were $669.0 million, or $0.96 per share, a decrease of 34.2 percent from the $1.46 per share paid in 2007. Under the terms of the CPP, Regions is unable to increase its common dividend above the current rate of $0.10 per share without approval from the U.S. Treasury until November 14, 2011 or until the U.S. Treasury no longer owns any of Regions’ Series A Preferred Stock.

Regions is a legal entity separate and distinct from its banking subsidiary Regions Bank. Regions’ principal source of cash flow, including cash flow to pay dividends to its stockholders, is dividends from Regions Bank. There are statutory and regulatory limitations on the payment of dividends by Regions Bank to Regions. Regulations of both the Federal Reserve and the State of Alabama affect the ability of Regions Bank to pay dividends and other distributions to Regions. Given the loss at Regions Bank during 2008, under the Federal Reserve’s rules, Regions Bank does not expect to be able to pay dividends to Regions in the near term without first obtaining regulatory approval.

The ability of Regions to pay dividends to its shareholders, however, is not totally dependent on the receipt of dividends from Regions Bank, as Regions has other cash available to make such payment. As of December 31, 2008, Regions had $4.8 billion of cash and cash equivalents, which is available for corporate purposes, including debt service and to pay dividends to its shareholders. This compares to an anticipated common dividend requirement, assuming current dividend payment levels, of approximately $277 million and preferred cash dividends of approximately $175 million for the full-year 2009. Expected debt maturities in 2009 total approximately $425 million.

Although Regions currently has capacity to make common dividend payments in 2009, the payment of dividends by Regions and the dividend rate are subject to management review and approval by Regions’ Board of Directors on a quarterly basis. Preferred dividends are to be paid in accordance with the terms of the CPP. See Item 1 “Business” and Item 1A. “Risk Factors” for additional information.

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

In October, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 in response to the financial crises affecting the banking system. The U.S. Treasury and banking regulators are implementing a number of programs under this legislation to address capital and liquidity issues in the banking system. Under the U. S. Treasury’s CPP, Regions received $3.5 billion through its issuance of preferred stock and a warrant for common stock to the U.S. Treasury. The preferred stock issuance and the related warrant both qualify for Tier 1 capital and added approximately 300 basis points to that measure. The fair value allocation of the $3.5 billion between the preferred shares and the warrant resulted in $3.304 billion allocated to the preferred shares and $196 million allocated to the warrant. Both the preferred securities and the warrant will be accounted for as components of Regions’ regulatory Tier 1 capital. See discussion of “Stockholders’ Equity” above for additional details.

The following chart summarizes the applicable bank regulatory capital requirements. Regions’ capital ratios at December 31, 2008 and December 31, 2007 substantially exceeded all regulatory requirements.

Table 19—Capital Ratios

	2008	2007
	(In thousands)
Risk-based capital:
Stockholders’ equity	$16,812,837	$19,823,029
Less: Accumulated other comprehensive income (loss)	(8,427)	202,753
Qualifying minority interests in consolidated subsidiaries	90,649	90,002
Qualifying trust preferred securities	1,036,448	691,342
Less: Goodwill and other disallowed intangible assets	5,864,243	11,933,193
Less: Disallowed servicing assets	16,089	27,462

Tier 1 Capital	12,068,029	8,440,965
Qualifying subordinated debt	3,337,280	3,056,994
Adjusted allowance for loan losses*	1,458,722	1,381,713
Other	150,000	150,000

Tier 2 Capital	4,946,002	4,588,707

Total capital	$17,014,031	$13,029,672

Risk-adjusted assets	$116,250,704	$115,801,508

Capital ratios:
Tier 1 Capital to total risk-adjusted assets	10.38%	7.29%
Total capital to total risk-adjusted assets	14.64	11.25
Leverage	8.47	6.66
Stockholders’ equity to total assets	11.50	14.05
Tangible equity to tangible assets	7.59	5.88
Common stockholders’ equity to total assets	9.23	14.05
Tangible common equity to tangible assets	5.23	5.88

*	Includes $79,654 and $60,469 in 2008 and 2007, respectively, associated with reserves recorded for off-balance sheet credit exposures, including derivatives.

Total capital at Regions Bank also has an important effect on the amount of FDIC insurance premiums paid. Institutions not considered well capitalized can be subject to higher rates for FDIC insurance. Other requirements are needed in addition to total capital in order for a company to be considered well capitalized. See Note 15 “Regulatory Capital Requirements and Restrictions” to the consolidated financial statements for further details. As of December 31, 2008, Regions Bank had the requisite capital levels to qualify as well capitalized.

Under the Federal Deposit Insurance Reform Act of 2005 and the FDIC’s revised premium assessment program, every FDIC-insured institution will pay some level of deposit insurance assessments regardless of the level of designated reserve ratio. Regions Bank had a FICO assessment of $10 million in FDIC deposit premiums in 2008 and $11 million in 2007, both of which were expensed in their respective years.

The FDIC also has finalized rules providing for a one-time credit to each eligible insured depository institution based on the assessment base of the institution on December 31, 1996. Regions Bank qualified for a credit of approximately $110 million, of which $34 million was applied in 2007, $41 million in 2008, and the remaining balance of $35 million will be used in 2009, thereby exhausting the credit.

On October 7, 2008, the Board of Directors of the FDIC adopted a restoration plan accompanied by a notice of proposed rulemaking that would increase the rates banks pay for deposit insurance, while at the same time making adjustments to the system that determines what rate a bank pays the FDIC. Under this and additional proposals, the assessment rate schedule will be raised beginning on January 1, 2009. Also during 2009, Regions’ one-time assessment credit will expire. Based on certain assumptions regarding various assessment criteria, including future deposit levels, Regions estimates FDIC premiums will increase within a range of $90 million to $110 million (pre-tax) during 2009. Assessment rates, however, are subject to change by the FDIC throughout the year.

OFF-BALANCE SHEET ARRANGEMENTS

Regions’ primary off-balance sheet arrangements are financial instruments issued in connection with lending activities. These arrangements include commitments to extend credit, standby letters of credit and commercial letters of credit. A meaningful component of the off-balance sheet arrangements are facilities supporting Variable Rate Demand Notes (“VRDNs”), including certain standby letters of credit and standby bond purchase agreements (also referred to as “liquidity facilities”). Fundings under these letters of credit are largely related to redemption requests in money market mutual funds that invested in VRDNs as a result of the increased volatility in the financial markets. Late in 2008, disruption in market liquidity supporting VRDNs resulted in significant frequency of failed remarketing of VRDNs. As of December 31, 2008, Regions had funded $331.7 million in letters of credit backing VRDN’s. An additional $9 million had been tendered but not yet funded. The remaining unfunded VRDN letters of credit portfolio is approximately $4.9 billion (net of participations). See Note 25 “Commitments, Contingencies and Guarantees” to the consolidated financial statements for further discussion, including details of the contractual amounts outstanding at December 31, 2008.

Regions has certain variable interests in unconsolidated variable interest entities (i.e., Regions is not the primary beneficiary). Regions owns the common stock of subsidiary business trusts, which have issued mandatorily redeemable preferred capital securities (“trust preferred securities”) in the aggregate of $1.0 billion at the time of issuance. These trusts meet the definition of a variable interest entity of which Regions is not the primary beneficiary; the trusts’ only assets are junior subordinated debentures issued by Regions, which were acquired by the trusts using the proceeds from the issuance of the trust preferred securities and common stock. The junior subordinated debentures are included in long-term borrowings and Regions’ equity interests in the business trusts are included in other assets. For regulatory reporting and capital adequacy purposes, the Federal Reserve Board has indicated that such trust preferred securities will continue to constitute Tier 1 Capital until further notice.

Also, Regions periodically invests in various limited partnerships that sponsor affordable housing projects, which are funded through a combination of debt and equity with equity typically comprising 30% to 50% of the total partnership capital. Regions’ maximum exposure to loss as of December 31, 2008 was $710.0 million, which included $298.1 million in unfunded commitments to the partnerships. Additionally, Regions has short-term construction loans or letters of credit with the partnerships totaling $187.7 million as of December 31, 2008. The portion of the letters of credit which was funded was $114.8 million at December 31, 2008. The funded portion is included with loans on the consolidated balance sheets. See Note 2 “Variable Interest Entities” to the consolidated financial statements for further discussion.

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

Management believes the most significant potential impact of inflation on financial results is a direct result of Regions’ ability to react to changes in interest rates. Management attempts to maintain an essentially balanced position between rate-sensitive assets and liabilities in order to minimize the impact of interest rate fluctuations on net interest income. This goal, however, can be difficult to completely achieve in times of rapidly changing rate structure, such as that experienced in 2008.

EFFECTS OF DEFLATION

A period of deflation would affect all industries, including financial institutions. Potentially, deflation could lead to lower profits, higher unemployment and deterioration in overall economic conditions. In addition, deflation could depress economic activity and impair bank earnings through increasing the value of debt while decreasing the value of collateral for loans. If the economy experienced a severe period of deflation, then it could depress loan demand, impair the ability of borrowers to repay loans and sharply reduce bank earnings.

Management believes the most significant potential impact of deflation on financial results is a direct result of Regions’ ability to maintain a high amount of capital to cushion against future losses. In addition, the Company’s risk management can utilize certain tools to help the bank maintain its balance sheet strength even if a deflationary scenario were to develop.

RISK MANAGEMENT

Risk identification and risk management are key elements in the overall management of Regions. Management believes the primary risk exposures are interest rate and associated prepayment risk, liquidity risk, market and other brokerage-related risk associated with Morgan Keegan, counterparty risk, and credit risk. Interest rate risk is the risk to net interest income due to the impact of movements in interest rates. Prepayment risk is the risk that borrowers may repay their loans or securities earlier than at their stated maturities. Liquidity risk relates to Regions’ ability to fund present and future obligations. The Company, through Morgan Keegan, is also subject to various market-related risks associated with its brokerage and market-related activities. Counterparty risk represents the risk that a counterparty will not comply with its contractual obligations. Credit risk represents the possibility that borrowers may not be able to repay loans.

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

The primary objective of Asset/Liability Management at Regions is to coordinate balance sheet composition with interest rate risk management to sustain reasonable and stable net interest income throughout various interest rate cycles. A standard set of alternate interest rate scenarios is compared to the results of the base case scenario to determine the extent of potential fluctuations and to establish exposure limits. The standard set of interest rate scenarios includes the traditional instantaneous parallel rate shifts of plus and minus 100 and 200 basis points. However, for the purposes of analyzing the impact of further downward movement in the rate structure, in the down scenarios, whenever prevailing rates are less than 100 basis points (e.g. the Federal Funds Target rate is currently at 0 to 25 basis points) rates have been assumed to be zero. Accordingly, the Company has determined that the down 200 scenario that is typically calculated is not a meaningful measure. Refer to Table 20 “Interest Rate Sensitivity” for more information.

In addition to instantaneous scenarios, Regions employs simulations of gradual interest rate movements that may more realistically mimic potential interest rate movements. The gradual scenarios include curve steepening, flattening and parallel movements of various magnitudes phased in over a six-month period.

Exposure to Interest Rate Movements—As of December 31, 2008, Regions was asset sensitive in positioning to both gradual and instantaneous rate shifts. Table 20 “Interest Rate Sensitivity” demonstrates the estimated potential effects that gradual (over six months beginning at December 31, 2008 and 2007, respectively) and instantaneous parallel interest rate shifts would have on Regions’ net interest income.

Table 20—Interest Rate Sensitivity

	Estimated % Change in Net Interest Income December 31
Gradual Change in Interest Rates	2008	2007
+ 200 basis points	4.9%	1.7%
+ 100 basis points	2.8	1.1
- 100 basis points	(1.4)	(1.1)
- 200 basis points	NA	(3.2)

	Estimated % Change in Net Interest Income December 31
Instantaneous Change in Interest Rates	2008	2007
+ 200 basis points	5.0%	1.1%
+ 100 basis points	2.8	1.0
- 100 basis points	(1.0)	(1.5)
- 200 basis points	NA	(4.5)

Derivatives—Regions uses financial derivative instruments for management of interest rate sensitivity. The Asset and Liability Committee (“ALCO”), which consists of members of Regions’ senior management team, in its oversight role for the management of interest rate sensitivity, approves the use of derivatives in balance sheet hedging strategies. The most common derivatives Regions employs are forward rate contracts, Eurodollar futures contracts, interest rate swaps, options on interest rate swaps, interest rate caps and floors, and forward sale commitments. Derivatives are also used to hedge the risks associated with customer derivatives, which include interest rate, credit and foreign exchange risks.

Forward rate contracts are commitments to buy or sell financial instruments at a future date at a specified price or yield. A Eurodollar futures contract is a future on a three-month Eurodollar deposit. Eurodollar futures contracts subject Regions to market risk associated with changes in interest rates. Because futures contracts are cash settled daily, there is minimal credit risk associated with Eurodollar futures. Interest rate swaps are contractual agreements typically entered into to exchange fixed for variable (or vice versa) streams of interest payments. The notional principal is not exchanged but is used as a reference for the size of interest settlements. Interest rate options are contracts that allow the buyer to purchase or sell a financial instrument at a predetermined price and time. Forward sale commitments are contractual obligations to sell market instruments at a future date for an already agreed-upon price. Foreign currency contracts involve the exchange of one currency for another on a specified date and at a specified rate. These contracts are executed on behalf of the Company’s customers and are used to manage fluctuations in foreign exchange rates. The Company is subject to the credit risk that another party will fail to perform.

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

Regions also uses derivatives to meet the needs of its customers. Interest rate swaps, interest rate options and foreign exchange forwards are the most common derivatives sold to customers. Other derivatives instruments with similar characteristics are used to hedge the market risk and minimize volatility associated with this portfolio. Instruments used to service customers are held in the trading account, with changes in value recorded in the consolidated statements of operations.

The primary objective of Regions’ hedging strategies is to mitigate the impact of interest rate changes, from an economic perspective, on net interest income and the net present value of its balance sheet. The overall effectiveness of these hedging strategies is subject to market conditions, the quality of Regions’ execution, the accuracy of its valuation assumptions, counterparty credit risk and changes in interest rates. As a result, Regions’ hedging strategies may be ineffective in mitigating the impact of interest rate changes on its earnings. See Note 22 “Derivative Financial Instruments and Hedging Activities” to the consolidated financial statements for a tabular summary of Regions’ year-end derivatives positions.

On January 1, 2009 Regions made an election allowed by FAS 156 and began accounting for mortgage servicing rights at fair market value with any changes to fair value being recorded within mortgage income. Also, in early 2009, Regions entered into derivative transactions to mitigate the impact of market value fluctuations related to mortgage servicing rights.

PREPAYMENT RISK

Regions, like most financial institutions, is subject to changing prepayment speeds on mortgage-related assets under different interest rate environments. Prepayment risk is a significant risk to earnings and specifically to net interest income. For example, mortgage loans and other financial assets may be prepaid by a debtor, so that the debtor may refinance its obligations at lower rates. As loans and other financial assets prepay in a falling rate environment, Regions must reinvest these funds in lower-yielding assets. Prepayments of assets carrying higher rates reduce Regions’ interest income and overall asset yields. Conversely, in a rising rate environment, these assets will prepay at a slower rate, resulting in opportunity cost by not having the cash flow to reinvest at higher rates. Regions’ greatest exposure to prepayment risks primarily rests in its mortgage-backed securities portfolio, the mortgage fixed-rate loan portfolio and the mortgage servicing asset, all of which tend to be sensitive to interest rate movements. Prepayments on mortgage-backed securities slowed during the latter half of 2008 due to various factors associated with the housing crisis. Tighter lending standards, decreased home prices, and uncertainty surrounding the economic environment created slower prepayment speeds on mortgage-backed securities. Regions also has prepayment risk that would be reflected in non-interest income in the form of servicing income on loans sold. In 2008, prepayment rates were lower compared to recent years; however the Company anticipates the rate of prepayments to increase in 2009, driven primarily by the high refinancing activity the Company has experienced since the start of the year. Regions actively monitors prepayment exposure as part of its overall net interest income forecasting and interest rate risk management.

LIQUIDITY RISK

Liquidity is an important factor in the financial condition of Regions and affects Regions’ ability to meet the borrowing needs and deposit withdrawal requirements of its customers. Table 21 “Contractual Obligations” summarizes Regions’ contractual cash obligations at December 31, 2008. Regions intends to fund contractual obligations primarily through cash generated from normal operations. In addition to these obligations, Regions has obligations related to potential litigation contingencies (see Note 25 “Commitments, Contingencies and Guarantees” to the consolidated financial statements).

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

Table 21—Contractual Obligations

	Payments Due By Period
	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years	Total
	(In thousands)
Long-term borrowings	$2,671,023	$10,875,851	$1,955,924	$3,728,479	$19,231,277
Time deposits	20,361,650	10,430,575	1,647,223	39,286	32,478,734
Lease obligations	154,646	256,635	205,559	644,845	1,261,685
Purchase obligations	38,206	35,558	2,339	—	76,103
Other	—	—	—	354,343	354,343

	$23,225,525	$21,598,619	$3,811,045	$4,766,953	$53,402,142

The challenges of the current market environment demonstrate the importance of having and using various sources of liquidity to satisfy the Company’s funding requirements. In 2008, the financial industry was presented with unprecedented challenges. Those challenges included but were not limited to government-assisted transactions, failure of major Wall Street firms, government “bailouts”, and government-guided transactions. All of these events contributed to severely disrupted short-term money markets. The U.S. Treasury introduced several programs in the fall of 2008 to aid in the liquidity normally generated in these markets. TAF was introduced in late 2007, but expanded in size and duration in 2008.

The securities portfolio is one of Regions’ primary sources of liquidity. Maturities of securities provide a constant flow of funds available for cash needs (see Table 12 “Relative Contractual Maturities and Weighted-Average Yields for Securities”). Maturities in the loan portfolio also provide a steady flow of funds (see Table 10 “Selected Loan Maturities”). At December 31, 2008, commercial loans, real estate construction loans and commercial real estate mortgage loans with an aggregate balance of $20.9 billion, as well as securities of $229.4 million, were due to mature in one year or less. Additional funds are provided from payments on consumer loans and one-to-four family residential first mortgage loans. In addition, liquidity needs can be met by the borrowing of funds in state and national money markets. Historically, Regions’ liquidity has been enhanced by a relatively stable customer deposit base. While this deposit base is significant in size, during most of 2008, deposit disintermediation through a flight to quality, such as Treasury securities, and increased pricing competition from community banks and some large competitors pressured overall customer deposit balances. However, during the fourth quarter of 2008, Regions’ customer deposit base grew substantially in response to competitive offers and customers’ desire to lock-in rates in the falling rate environment, as well as the introduction of new consumer and business checking products.

Regions’ financing arrangement with the FHLB adds additional flexibility in managing its liquidity position. The maximum amount that could be borrowed under the current borrowing agreement is approximately $1.1 billion (see Note 14 “Long-Term Borrowings” to the consolidated financial statements). However, the actual borrowing capacity is contingent on the amount of collateral pledged to the FHLB. At December 31, 2008, approximately $11.6 billion of first mortgage loans on one-to-four family dwellings and home equity lines of credit held by Regions Bank and its subsidiaries were pledged to secure borrowings from the FHLB. Investment in FHLB stock is required in relation to the level of outstanding borrowings. Regions held $458.2 million in FHLB stock at December 31, 2008. As of December 31, 2008, Regions’ borrowings from the FHLB totaled $9.6 billion. The FHLB has been and is expected to continue to be a reliable and economical source of funding.

As mentioned previously in the “Long-Term Borrowings” section of this report, Regions has on file with the SEC, a shelf registration statement, which allows for the issuance of an indeterminate amount of various debt and/or equity securities and does not have a limit on the amount of securities that can be issued.

As of December 31, 2008, Regions Bank had issued the maximum amount of $5 billion under its previously approved bank note program. In July 2008, the Board of Directors approved a new bank note program that allows Regions Bank to issue up to $20 billion aggregate principal amount of bank notes that can be outstanding at any one time. Notes issued under the new program may be senior notes with maturities of from 30 days to 15 years and subordinated notes with maturities of from 5 years to 30 years. This program had not been drawn upon as of December 31, 2008. The issuance of additional bank notes could provide a significant source of liquidity and funding to meet future needs. Investor demand for bank notes had ceased in the current market environment. However, the new TLGP recently enacted by the FDIC, which is discussed later in this section, has reopened this market due to the government’s guarantee backing and has to some extent renewed optimism that this platform will reopen investor demand for unguaranteed issuances. In particular, Regions issued, from the $5 billion bank note program described above, $3.75 billion in guaranteed bank notes during the fourth quarter of 2008 through the TLGP. The Company has remaining capacity under the TLGP to issue up to an additional $4 billion.

At year-end 2008, based on assets available for collateral as of this date, Regions can borrow an additional $9.0 billion with terms of less than 29 days, or $7.2 billion with terms of greater than 29 days, from the Federal

Reserve Bank through its discount window and/or the TAF program. As of December 31, 2008, Regions had outstanding through the TAF, $7.0 billion at a rate of 1.39 percent that matured in January 2009 (84 days), $2.0 billion at a rate of 0.60 percent that also matured in January 2009 (28 days), and $1.0 billion at a rate of 0.42 percent that matures at the end of February 2009 (56 days). After the January 2009 TAF borrowings matured, Regions rebid on TAF funds to maintain excess reserve balances to meet potential liquidity needs. The TAF borrowings continue to provide the opportunity to carry excess liquidity at very low rates. Future fundings under commitments to extend credit would increase Regions’ borrowing capacity under these programs.

In October 2008, the FDIC announced its TLGP to strengthen confidence and encourage liquidity in the banking system by guaranteeing newly issued senior unsecured debt of banks, thrifts, and certain holding companies, and by providing full coverage of non-interest bearing deposit transaction accounts, regardless of dollar amount. Regions issued $3.75 billion of qualifying senior debt securities covered by the TLGP in December 2008, and has remaining capacity under the program to issue up to an additional $4 billion. See “Long-Term Borrowings”, found earlier in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, for additional details.

Morgan Keegan maintains certain lines of credit with unaffiliated banks to manage liquidity in the ordinary course of business. See Note 13 “Short-Term Borrowings” to the consolidated financial statements for further details.

If Regions is unable to maintain or renew its financing arrangements, obtain funding in the capital markets on reasonable terms or experiences a decrease in earnings, it may be required to slow or reduce the growth of the assets on its balance sheet, which may adversely impact its earnings.

BROKERAGE AND MARKET MAKING ACTIVITY RISK

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

In the normal course of business, Morgan Keegan enters into underwriting and forward and future commitments. At December 31, 2008, the contract amounts of futures contracts were $494 thousand to purchase and $60.8 million to sell U.S. Government and municipal securities. Morgan Keegan typically settles its position by entering into equal but opposite contracts and, as such, the contract amounts do not necessarily represent future cash requirements. Settlement of the transactions relating to such commitments is not expected to have a material effect on Regions’ consolidated financial position. Transactions involving future settlement give rise to market risk, which represents the potential loss that can be caused by a change in the market value of a particular financial instrument. Regions’ exposure to market risk is determined by a number of factors, including the size, composition and diversification of positions held, the absolute and relative levels of interest rates, and market volatility.

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

To manage trading risks arising from interest rate and equity price risks, Regions uses a Value at Risk (“VAR”) model to measure the potential fair value the Company could lose on its trading positions given a specified statistical confidence level and time-to-liquidate time horizon. The end-of-period VAR was approximately $1.1 million as of December 31, 2008 and approximately $1.8 million as of December 31, 2007. Maximum daily VAR utilization during 2008 was $3.6 million and average daily VAR during the same period was $1.7 million.

Morgan Keegan has been an underwriter and dealer in auction rate securities. Morgan Keegan has been contacted by securities regulators and is working on a plan to provide liquidity to customers holding these instruments. Other broker dealers have entered into settlements with regulators under which the broker dealers agreed to repurchase certain of the securities at par. As of December 31, 2008, approximately $462.1 million of auction rate securities were subject to repurchase, and Morgan Keegan held approximately $139.8 million of auction rate securities on the balance sheet. During 2008, Morgan Keegan recorded valuation adjustments related to those auction rate securities. Such valuation adjustments were not significant.

On June 4, 2007, the Illinois Secretary of State, Securities Department (“ISD”) issued a Notice of Hearing alleging that Morgan Keegan failed to properly disclose limitations on transferability of shares of certain mutual funds advised by an affiliate of Morgan Keegan. On January 22, 2009, Morgan Keegan and the ISD entered into a settlement agreement requiring that Morgan Keegan (1) make a payment of fifty thousand dollars to an investor education fund; (2) reimburse investigation costs of thirty thousand dollars; (3) waive and/or refund contingent deferred sales charges to certain investors; (4) implement certain disclosures, training and compliance measures; and (5) report to ISD certain investor complaints for a period of one year. On January 23, 2009 the ISD dismissed the Notice with prejudice.

COUNTERPARTY RISK

Regions manages and monitors its exposure to other financial institutions, also known as counterparty exposure, on an ongoing basis. The objective is to ensure that Regions appropriately identifies and reacts to risks associated with counterparties in a timely manner. This exposure may be direct or indirect exposure that could create legal, reputational or financial risk to the Company.

Counterparty exposure may result from a variety of transaction types and may include exposure to commercial banks, savings and loans, insurance companies, broker/dealers, institutions that provide credit enhancements, and corporate debt issuers. Because transactions with a counterparty may be generated in one or more departments, credit limits are established for use by various areas of the Company including treasury, capital markets, finance, the mortgage division and lines of business.

To manage counterparty risk, Regions has a centralized approach to approval, management and monitoring of exposure. To that end, Regions has a dedicated counterparty credit group and credit officer, as well as a documented counterparty credit policy. Exposures to counterparties are regularly aggregated across departments and reported to senior management.

CREDIT RISK

Regions’ objective regarding credit risk is to maintain a high-quality credit portfolio that provides for stable credit costs with acceptable volatility through an economic cycle.

Management Process

Regions employs a credit risk management process with defined policies, accountability and regular reporting to manage credit risk in the loan portfolio. Credit risk management is guided by credit policies that provide for a consistent and prudent approach to underwriting and approvals of credits. Within the Credit Policy department, procedures exist that elevate the approval requirements as credits become larger and more complex. Generally, consumer credits and smaller commercial credits are centrally underwritten based on custom credit matrices and policies that are modified as appropriate. Larger commercial and commercial real estate transactions are individually underwritten, risk-rated, approved and monitored.

Responsibility and accountability for adherence to underwriting policies and accurate risk ratings lies in the lines of business. For consumer and small business portfolios, the risk management process focuses on managing customers who become delinquent in their payments and managing performance of the credit scorecards, which are periodically adjusted based on credit performance. Commercial business units are responsible for underwriting new business and, on an ongoing basis, monitoring the credit of their portfolios, including a complete review of the borrower semi-annually or more frequently as needed.

To ensure problem commercial credits are identified on a timely basis, several specific portfolio reviews occur each quarter to assess the larger adversely rated credits for accrual status and, if necessary, to ensure such individual credits are transferred to Regions’ Special Assets Group, which specializes in managing distressed credit exposures.

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

Credit quality and trends in the loan portfolio are measured and monitored regularly and detailed reports, by product, business unit and geography, are reviewed by line of business personnel and the Chief Credit Officer. The Chief Credit Officer reviews summaries of these credit reports with executive management and the Board of Directors. Finally, the Credit Review department provides ongoing independent oversight of the credit portfolios to ensure policies are followed, credits are properly risk-rated and that key credit control processes are functioning as intended.

Risk Characteristics of the Loan Portfolio

In order to assess the risk characteristics of the loan portfolio, it is appropriate to consider the current U.S. economic environment and that of Regions’ primary banking markets, as well as risk factors within the major categories of loans.

Economic Environment in Regions’ Banking Markets

The largest factor influencing the credit performance of Regions’ loan portfolio is the overall economic environment in the U.S. and the primary markets in which it operates. The U.S. economy is in the midst of an official recession that began in December 2007. Overall output of goods and services is currently experiencing the sharpest decline since the early 1980s. Consumer spending, two-thirds of all recorded spending, has been hobbled by declining inflation-adjusted income, low additional credit capacity, historically high required monthly payments, a negative employment outlook and historically low consumer confidence. The business sector is struggling with weak domestic and foreign demand, and underutilized operating capacity.

As 2008 evolved, the outlook shifted rapidly from general concern about inflation to general concern about deflation. The latter, if sustained, can lead to continuing declines in overall demand, and a deepening, prolonged recession. However, current and pending additional monetary and fiscal policy packages could prevent a period of sustained deflation.

Housing continued to weaken considerably throughout 2008 and the risk of a deepening recession is significantly increasing due to the negative impact housing is having on the overall economy. Within the Regions footprint, the housing slowdown has been modest in some areas and severe in Florida and selected other geographical areas, including Atlanta, Georgia. Florida has experienced above-average price increases and construction activity in recent years. The slowdown is evident in many areas, including steeply declining sales and prices, and high levels of excess unsold inventory on the market. Management anticipates that the housing industry will remain weak throughout 2009. Housing-related issues have been exacerbated by a sharp increase in unemployment across Regions’ footprint, particularly in Florida.

Portfolio Characteristics

Regions has a well-diversified loan portfolio, in terms of product type, collateral and geography. At December 31, 2008, commercial and industrial loans represented 24 percent of total loans, net of unearned income, commercial real estate loans represented 27 percent, construction loans were 11 percent, residential first mortgage loans totaled 16 percent and consumer loans, largely home equity lending, comprised the remaining 22 percent.

Commercial and Industrial—The commercial and industrial loan portfolio totaled $23.6 billion at year-end 2008 and primarily consists of loans to middle market commercial customers doing business in Regions’ geographic footprint. Loans in this portfolio are generally underwritten individually and usually secured with the assets of the company and/or the personal guarantee of the business owners. Net charge-offs on commercial and industrial loans were 0.92 percent of average commercial loans in 2008 compared to 0.33 percent in 2007. Regions expects that losses on these types of loans will continue to be at elevated levels during 2009.

Commercial Real Estate—The commercial real estate portfolio totaled $26.2 billion at year-end 2008 and includes various loan types. A large portion is owner-occupied loans to businesses for long-term financing of land and buildings. These loans are generally underwritten and managed in the commercial business line. Regions attempts to minimize risk on owner-occupied properties by requiring collateral values that exceed the loan amount, adequate cash flow to service the debt, and, in many cases, the personal guarantees of principals of the borrowers.

Another large component of commercial real estate loans is loans to real estate developers and investors for the financing of land or buildings, where the repayment is generated from the sale of the real estate or income generated by the real estate property. Net charge-offs on commercial real estate loans rose substantially, from 0.15 percent in 2007 to 1.52 percent in 2008 in reaction to the dramatic slowdown in demand for real estate properties and an associated drop in property valuations. Losses on sales or transfers to held for sale of non-performing commercial real estate loans also contributed to the year-over-year increase in net charge-offs. In addition, the implications of a recession further pressured borrowers and contributed to higher losses. Regions expects that losses on these types of loans will continue to be at elevated levels during 2009.

Construction—Construction loans are primarily extensions of credit to real estate developers or investors where repayment is dependent on the sale of real estate or income generated from the real estate collateral. A construction loan may also be made to a commercial business for the development of land or construction of a building where the repayment is usually derived from revenues generated from the business of the borrower (e.g., the sale or refinance of completed properties). These loans are generally underwritten and managed by a specialized real estate group that also manages loan disbursements during the construction process. As of December 31, 2008, real estate construction loans were $10.6 billion. Most construction credits were to finance shopping centers, apartment complexes, condominiums, commercial buildings and residential property development. Overall losses in the construction portfolio increased to 4.67 percent in 2008 as compared to 0.22 percent in 2007. The 2008 loss rate reflects the Company’s aggressive efforts to dispose of non-performing loans within the construction portfolio.

Included in the construction loan category are loans to residential homebuilders. The chart and table that follow provide details related to this residential homebuilder portfolio, which totaled $4.4 billion at December 31, 2008. Further details about this portfolio are also provided in the “Balance Sheet Analysis” section, found earlier in this report. Credit quality of the construction portfolio is sensitive to risks associated with construction loans such as cost overruns, project completion risk, general contractor credit risk, environmental and other hazard risks, and market risks associated with the sale or rental of completed properties. While losses within this portfolio were influenced by stresses described previously above, the most significant driver of losses was the severe decline in demand for residential real estate. Portfolio stresses are expected to continue throughout 2009 and, accordingly, losses on real estate construction loans are expected to continue at elevated levels.

RESIDENTIAL HOMEBUILDER PORTFOLIO (In millions)

	Central	Florida	Midsouth	Midwest	Southwest	Other	Total
Non-accruing	$118	$64	$49	$31	$11	$23	$296
Accruing	1,316	979	1,071	411	246	83	4,106

Total Outstanding	1,434	1,043	1,120	442	257	106	4,402

1	Central consists of Alabama, Georgia, and South Carolina
2	Midsouth consists of North Carolina, Virginia and Tennessee
3	Midwest consists of Arkansas, Illinois, Indiana, Iowa, Kentucky, Missouri, and Texas
4	Southwest consists of Louisiana and Mississippi

Residential First Mortgage—The residential first mortgage portfolio contains one-to-four family residential properties, which are secured principally by single-family residences. Loans of this type are generally smaller in size and are geographically dispersed throughout Regions’ market areas, with some guaranteed by government agencies or private mortgage insurers. Losses on the residential loan portfolio depend, to a large degree, on the level of interest rates, the unemployment rate, economic conditions and collateral values. During 2008, losses on single-family residences totaled 0.50 percent, 38 basis points higher than in the previous year, primarily driven by declining property values and other influential economic factors, such as the unemployment rate, which deteriorated substantially as the year progressed. Deterioration of the Company’s residential first mortgage portfolio was most apparent in Florida, where property valuations declined significantly and unemployment rose at a rapid pace. Regions expects losses on loans of this type to continue to increase during 2009, further driven by continued rising unemployment and the continued housing slowdown throughout the U.S., including areas within Regions’ operating footprint.

Home Equity—This portfolio contains home equity loans and lines of credit totaling $16.1 billion as of year-end 2008. Substantially all of this portfolio was originated through Regions’ branch network. As a percentage of outstanding home equity loans and lines, losses increased in 2008 to 1.46 percent from 0.27 percent in 2007. The deteriorating economic environment as described above, particularly with respect to housing, caused the significant increase in loss rate. Florida real estate markets have been particularly affected. Slightly more than one-third of Regions’ home equity portfolio is located in Florida and has suffered losses reflective of the falling property values and demand in that geography.

Regions has been proactive in its management of its home equity and residential first mortgage portfolios, focusing heavily on loss mitigation efforts, including providing comprehensive workout solutions to borrowers. Evidence of these efforts is reflected in the balance of these lines and loans classified as troubled debt restructurings (“TDRs”), which grew substantially in 2008. See Note 6 “Loans” to the consolidated financial statements for further discussion. While the Company believes these efforts are having a beneficial effect, it also expects home equity losses to remain at elevated levels in 2009 as slowing economic conditions and continued anticipated pressure on home values are expected to continue to impact borrowers.

The chart below provides details related to the home equity lending portfolio for the year-ended 2008.

(In millions)	Florida			All Other States			Total
	1st Lien	2nd Lien	Total	1st Lien	2nd Lien	Total	1st Lien	2nd Lien	Total
Balance	$2,121.6	$3,662.9	$5,784.5	$4,624.0	$5,721.7	$10,345.7	$6,745.6	$9,384.6	$16,130.2
Net Charge-offs	$24.3	$127.7	$152.0	$19.7	$54.6	$74.3	$44.0	$182.3	$226.3
Net Charge-off % (1)	1.28%	3.67%	2.83%	0.44%	0.97%	0.73%	0.69%	2.00%	1.46%

(1)	Net charge-off percentages are calculated as a percent of average balances.

Indirect and Other Consumer Lending—Loans within the indirect portfolio, which consist mainly of automobile, marine and recreational vehicle loans originated through third-party business relationships, totaled $3.9 billion as of year-end 2008. Other consumer loans, which consist primarily of borrowings for home improvements, student loans, automobiles, overdrafts and other personal household purposes, totaled $1.2 billion as of year end. During the fourth quarter of 2008, Regions ceased originating automobile loans through the retail indirect lending channel. Therefore, loans in this category will begin to decline during 2009.

Losses on indirect and other consumer lending increased in 2008 due to deterioration of general economic conditions, including rising unemployment rates, falling home values and rising gasoline costs. These portfolios will continue to be impacted by rising unemployment, among other factors, which Regions believes will remain elevated in 2009. The Company expects losses to increase during 2009 because of these factors.

Allowance for Credit Losses

The allowance for credit losses represents management’s estimate of credit losses inherent in the portfolio as of year-end. The allowance for credit losses consists of two components: the allowance for loan losses and the reserve for unfunded credit commitments. Management’s assessment of the adequacy of the allowance for credit losses is based on a combination of both of these components. Regions determines its allowance for credit losses in accordance with regulatory guidance, Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan” (“FAS 114”) and Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (“FAS 5”). Binding unfunded credit commitments include items such as letters of credit, financial guarantees and binding unfunded loan commitments.

At December 31, 2008, the allowance for credit losses totaled $1.9 billion or 1.95 percent of total loans, net of unearned income compared to $1.4 billion or 1.45 percent at year-end 2007. The increase in the allowance for credit loss ratio reflects management’s estimate of the level of inherent losses in the portfolio, which management believes increased during 2008 due to a slowing economy and a weakening housing market. The increase in non-performing assets, driven largely by residential homebuilder and condominium loans, was a key determining dynamic in the assessment of inherent losses and, as a result, was an important factor in determining the allowance level. Deterioration of the Company’s home equity and residential first mortgage portfolios, especially Florida-based credits, was also a factor. Non-performing assets increased from $864.1 million at December 31, 2007 to $1.7 billion at December 31, 2008. Excluding loans held for sale, non-performing assets increased $430.7 million to $1.3 billion at December 31, 2008.

Net charge-offs as a percentage of average loans were 1.59 percent and 0.29 percent in 2008 and 2007, respectively. The majority of the year-over-year increase in net charge-offs relates to the residential homebuilder portfolio, which is discussed earlier in this report, and the disposition of non-performing loans. During 2008, a total of $1.3 billion in non-performing loans were sold or designated as held for sale with associated charge-offs of approximately $639.0 million.

Net charge-offs on home equity credits were also a driver of the increase, rising to 1.46 percent in 2008 versus 0.27 percent in 2007. Losses from Florida-based credits were particularly high, as property valuations in certain markets continued to experience ongoing deterioration. These loans and lines represent approximately $5.8 billion of Regions’ total home equity portfolio at December 31, 2008. Of that balance, approximately $2.1 billion represents first liens; second liens, which total $3.7 billion, were the main source of losses. Florida second lien losses were 3.67 percent in 2008. Total home equity losses in Florida amounted to 2.83 percent of loans and lines versus 0.73 percent across the remainder of Regions’ footprint.

The Company has taken a number of measures to aggressively manage the portfolios and mitigate losses, particularly in the more problematic portfolios, including the residential homebuilder portfolio, a subset of the commercial real estate and construction loan portfolios. Significant action in the management of the home equity portfolio has also been taken. A home equity portfolio evaluation was completed during 2008, which provided detailed property level information to assist in workout strategies. Also, the Company has a strong Customer Assistance Program in place, designed to educate customers about their loans and, as necessary, discuss options and solutions.

As a result of the unfavorable trends in credit quality previously described, including the expectation of a challenging economy and rising non-performing asset levels driven largely by deterioration in the Company’s residential homebuilder and condominium portfolios, management expects that net loan charge-offs will continue at an elevated level during the year ended December 31, 2009.

Reflecting the difficult credit environment as described above, the provision for loan losses rose significantly during 2008, totaling $2.1 billion, as compared to $555.0 million in the previous year.

Details regarding the allowance for credit losses, including an analysis of activity from the previous year’s total, are included in Table 22 “Allowance for Credit Losses.” Management expects the allowance for credit losses to total loans ratio to vary over time due to changes in economic conditions, loan mix and collateral values, or variations in other factors that may affect inherent losses. Also, refer to Table 23 “Allocation of the Allowance for Loan Losses” for details pertaining to management’s allocation of the allowance for loan losses to each loan category.

Allowance Process

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

Various departments, including Credit Review, Commercial and Consumer Credit Risk Management, Collections, and Special Assets are involved in the credit risk management process to assess the accuracy of risk ratings, the quality of the portfolio and the estimation of inherent credit losses in the loan portfolio. This comprehensive process also assists in the prompt identification of problem credits.

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

Loans deemed to be impaired include non-accrual loans, excluding consumer loans, and TDRs. Impaired loans, excluding consumer loans, with outstanding balances greater than $2.5 million are evaluated individually. For these loans, Regions measures the level of impairment based on the present value of the estimated projected cash flows, the estimated value of the collateral or, if available, the observable market price. For consumer TDRs, Regions measures the level of impairment based on pools of loans stratified by common risk characteristics. If current valuations are lower than the current book balance of the credit, the negative differences are reviewed for possible charge-off. In instances where management determines that a charge-off is not appropriate, a FAS 114 Specific Reserve is established for the individual loan in question. That Specific Reserve is incorporated as a part of the overall allowance for credit losses. The recorded investment in impaired loans was $1,421.1 million at December 31, 2008 and $660.4 million at December 31, 2007. The allowance allocated to impaired loans, excluding TDRs, totaled $129.8 million and $103.9 million at December 31, 2008 and 2007, respectively. Loans that were characterized as TDRs totaled $532.7 million and $11.0 million at December 31, 2008 and 2007, respectively, and the allowance allocated to TDRs at December 31, 2008 and 2007 totaled $9.3 million and zero, respectively. The average amount of impaired loans was $1,262.2 million during 2008 and $396.0 million during 2007. No material amount of interest income was recognized on impaired loans for the years ended December 31, 2008, 2007 and 2006.

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

Table 22—Allowance for Credit Losses

	2008	2007	2006	2005	2004
	(In thousands)
Allowance for loan losses at January 1	$1,321,244	$1,055,953	$783,536	$754,721	$454,057
Loans charged-off:
Commercial and industrial	234,637	102,890	72,035	93,206	92,610
Commercial real estate(1)	387,679	39,248	49,214	62,534	39,078
Construction	568,093	32,582	9,986	7,365	5,620
Residential first mortgage(1)	83,578	20,169	1,800	n/a	n/a
Equity	243,553	54,010	37,434	3,675	6,273
Indirect	56,099	36,242	18,419	17,925	13,574
Other consumer	65,835	82,424	30,591	27,025	31,217

	1,639,474	367,565	219,479	211,730	188,372

Recoveries of loans previously charged-off:
Commercial and industrial	25,595	29,537	34,495	36,753	18,701
Commercial real estate(1)	8,749	8,932	9,778	13,112	8,450
Construction	5,599	2,035	2,999	1,318	7,610
Residential first mortgage(1)	2,131	1,144	3	n/a	n/a
Equity	17,307	13,336	7,714	1,558	1,333
Indirect	14,944	15,704	7,878	6,800	5,776
Other consumer	18,064	26,355	16,671	16,004	15,522

	92,389	97,043	79,538	75,545	57,392

Net charge-offs:
Commercial and industrial	209,042	73,353	37,540	56,453	73,909
Commercial real estate(1)	378,930	30,316	39,436	49,422	30,628
Construction	562,494	30,547	6,987	6,047	(1,990)
Residential first mortgage(1)	81,447	19,025	1,797	n/a	n/a
Equity	226,246	40,674	29,720	2,117	4,940
Indirect	41,155	20,538	10,541	11,125	7,798
Other consumer	47,771	56,069	13,920	11,021	15,695

	1,547,085	270,522	139,941	136,185	130,980
Allowance of purchased institutions at acquisition date	—	—	335,833	—	303,144
Allowance allocated to sold loans and loans transferred to loans held for sale	(5,010)	(19,369)	(14,140)	—	—
Transfer to/from reserve for unfunded credit commitments(2)	—	—	(51,835)	—	—
Provision for loan losses from continuing operations	2,057,000	555,000	142,373	166,746	124,215
Provision (credit) for loan losses from discontinued operations	—	182	127	(1,746)	4,285

Allowance for loan losses at December 31	$1,826,149	$1,321,244	$1,055,953	$783,536	$754,721

Reserve for unfunded credit commitments at January 1	$58,254	$51,835	$—	$—	$—
Transfer from/to allowance for loan losses(2)	—	—	51,835	—	—
Provision for unfunded credit commitments	15,276	6,419	—	—	—

Reserve for unfunded credit commitments at December 31	$73,530	$58,254	$51,835	$—	$—

Allowance for credit losses	$1,899,679	$1,379,498	$1,107,788	$783,536	$754,721

(1)	Breakout of residential first mortgage not available for 2005 and 2004 due to the AmSouth merger; residential first mortgage is included in commercial real estate for 2005 and 2004.

(2)	During the fourth quarter of 2006, Regions transferred the portion of the allowance for loan losses related to unfunded credit commitments to other liabilities.

	2008	2007	2006	2005	2004
	(In thousands)
Loans, net of unearned income, outstanding at end of period	$97,418,685	$95,378,847	$94,550,602	$58,404,913	$57,526,954
Average loans, net of unearned income outstanding for the period	$97,601,272	$94,372,061	$64,765,653	$58,002,167	$44,667,472
Ratios:
Allowance for loan losses at end of period to loans, net of unearned income	1.87%	1.39%	1.12%	1.34%	1.31%
Allowance for credit losses at end of period to loans, net of unearned income	1.95	1.45	1.17	1.34	1.31
Allowance for loan losses at end of period to non-performing loans, excluding loans held for sale	1.74	1.78	3.45	2.29	1.94
Allowance for credit losses at end of period to non-performing loans, excluding loans held for sale	1.81	1.86	3.61	2.29	1.94
Net charge-offs as percentage of:
Average loans, net of unearned income	1.59	0.29	0.22	0.23	0.29
Provision for loan losses	75.2	48.7	98.2	82.5	101.9
Allowance for credit losses	81.4	19.6	12.6	17.4	17.4

Table 23—Allocation of the Allowance for Loan Losses
	2008	2007	2006	2005	2004
	(In thousands)
Commercial and industrial	$466,430	$295,384	$324,539	$218,957	$237,699
Commercial real estate	574,935	410,587	306,717	212,794	217,282
Construction	416,978	348,214	189,450	108,722	87,955
Residential first mortgage	86,888	89,346	58,419	121,385	119,734
Home equity	235,369	94,823	95,089	67,874	40,136
Indirect	27,442	51,762	49,526	19,444	19,671
Other consumer	18,107	31,128	32,213	34,360	32,244

	$1,826,149	$1,321,244	$1,055,953	$783,536	$754,721

The increase between 2007 and 2008 in the allowance for loan losses related primarily to the commercial and industrial, commercial real estate and construction portfolios. Drivers of the increase include higher year-end 2008 loan outstandings in the commercial and industrial and commercial real estate sectors, combined with higher reserve allocation rates for all three loan portfolios. The higher allocation rates are reflective of increased loan losses and adverse quality migration within the portfolio, both of which resulted primarily from the economic recession and the prolonged housing slump.

The increased allowance for consumer products relates primarily to home equity lending, where year-to-year outstandings have increased and a higher reserve allocation rate has been applied. The increased allocation rate is reflective of increased loan losses and deteriorating delinquency trends which have been caused by deterioration in the housing markets, falling home equity values, and rising unemployment.

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

At December 31, 2008, non-performing assets totaled $1.7 billion, or 1.76 percent of ending loans, compared to $864.1 million, or 0.90 percent of loans, at December 31, 2007. Non-performing assets, excluding loans held for sale, increased $430.7 million to $1.3 billion, or 1.33 percent, compared to $864.1 million, or 0.90 percent in 2007. The increase in non-performing assets during the year ended December 31, 2008 was primarily driven by construction and commercial real estate loans, including the residential homebuilder portfolio, due to the widespread decline in residential property values. Of the $4.4 billion residential homebuilder portfolio, approximately $296.2 million was on non-accrual status as of December 31, 2008. During 2008, Regions disposed of or designated as held for sale approximately $1.6 billion of loans and foreclosed properties, partially offsetting the otherwise higher level of non-performing assets.

Foreclosed properties, a subset of non-performing assets, totaled $264.6 million at December 31, 2008 and $120.5 million at December 31, 2007. Regions’ foreclosed properties are composed primarily of a number of small to medium-size properties that are diversified geographically throughout the franchise. Foreclosed properties are recorded at the lower of the recorded investment in the loan or fair value less the estimated cost to sell. Table 24 “Non-Performing Assets” presents information on non-performing loans and foreclosed properties acquired in settlement of loans.

Changes in economic conditions and real estate demand in Regions’ markets are likely to keep the level of non-performing assets elevated during 2009.

Table 24—Non-Performing Assets

	2008	2007	2006	2005		2004
	(In thousands)
Non-performing loans:
Commercial and industrial	$175,472	$92,029	$57,343	$	n/a	$	n/a
Commercial real estate	448,908	263,188	128,301		n/a		n/a
Construction	298,604	310,052	56,625		n/a		n/a
Residential first mortgage	125,381	71,700	54,396		n/a		n/a
Home equity	3,238	6,611	9,537		n/a		n/a
Indirect	1	9	1		n/a		n/a
Other consumer	166	—	268		n/a		n/a

Total non-performing loans	1,051,770	743,589	306,471		341,418		388,658
Foreclosed properties	242,961	120,465	72,663		65,459		63,598

Total non-performing assets* excluding loans held for sale	1,294,731	864,054	379,134		406,877		452,256
Non-performing loans held for sale	423,255	—	—		—		—

Total non-performing assets*	$1,717,986	$864,054	$379,134		$406,877		$452,256

Non-performing loans* to loans, net of unearned income	1.08%	0.78%	0.32%		0.58%		0.68%
Non-performing assets* excluding loans held for sale, to loans, net of unearned income and foreclosed properties	1.33%	0.90%	0.40%		0.70%		0.79%
Non-performing assets* to loans, net of unearned income and foreclosed properties	1.76%	0.90%	0.40%		0.70%		0.79%
Accruing loans 90 days past due:
Commercial and industrial	$14,067	$12,055	$9,920	$	n/a	$	n/a
Commercial real estate	21,405	12,363	26,132		n/a		n/a
Construction	14,416	18,930	15,174		n/a		n/a
Residential first mortgage	275,236	154,951	43,721		n/a		n/a
Home equity	214,437	146,809	40,760		n/a		n/a
Indirect	7,854	6,002	3,207		n/a		n/a
Other consumer	6,943	5,575	4,954		n/a		n/a

	$554,358	$356,685	$143,868		$87,523		$74,777

Restructured loans not included in the categories above	$454,731	$—	$—		$—		$—

*	Exclusive of accruing loans 90 days past due

Note: Non-accrual loans and accruing loans 90 days past due by loan category are not available for periods prior to 2006.

Loans past due 90 days or more and still accruing totaled $554.4 million as of year-end 2008, an increase of $197.7 million from year-end 2007 levels, and reflected weaker economic conditions and general market deterioration. The increase was primarily due to increases in home equity and residential first mortgages, particularly in Florida, as well as commercial real estate loans being managed by the Special Assets Department and in the process of collection.

Restructured loans at December 31, 2008, as disclosed above, were primarily comprised of $406.0 million of residential first mortgage loans and $47.8 million of home equity lines and loans with modified terms and/or rates. To address the growing needs of borrowers, as well as minimize losses, management instituted a Customer

Assistance Program to help borrowers struggling with their mortgage payments and alerting them sooner about available options. Restructurings were primarily due to modification of rates below market and extensions of maturities.

At December 31, 2008 and December 31, 2007, Regions had approximately $812.6 million and $221.5 million, respectively, of potential problem commercial and commercial real estate loans that were not included in non-accrual loans or in the accruing loans 90 days past due categories, but for which management had concerns as to the ability of such borrowers to comply with their present loan repayment terms. At December 31, 2008, $11.9 million of the $221.5 million from 2007 remained categorized as potential problem loans. The remaining loans either migrated to non-performing status or were no longer considered potential problem loans.

FINANCIAL DISCLOSURE AND INTERNAL CONTROLS

Regions has always maintained internal controls over financial reporting, which generally include those controls relating to the preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the U.S. Regions’ process for evaluating internal controls over financial reporting starts with understanding the risks facing each of its functions and areas; how those risks are controlled or mitigated; and how management monitors those controls to ensure that they are in place and effective. These risks, control procedures and monitoring tools are documented in a standard format. This format not only documents the internal control structures over all significant accounts, but also places responsibility on management for establishing feedback mechanisms to ensure that controls are effective. These monitoring procedures are also part of management’s testing of internal controls. At least quarterly, each area updates and assesses the adequacy of its documented internal controls. If changes are necessary, updates are made more frequently.

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

Regions’ common stock is listed on the New York Stock Exchange (“NYSE”) and, therefore, Regions is required to comply with NYSE corporate governance listing standards. During 2008, Regions submitted to the NYSE the CEO certification required under Section 303A of the NYSE corporate governance listing standards. In addition, the CEO and CFO certifications that are required under Section 302 of the Sarbanes-Oxley Act of 2002 are filed as Exhibits 31.1 and 31.2, respectively.

COMPARISON OF 2007 WITH 2006

Earnings in 2007 were affected by integration and merger-related charges related to the acquisition of AmSouth, which closed on November 4, 2006. Comparisons of 2007 to 2006 are therefore significantly impacted by the merger. Primary drivers of 2007 earnings, other than a full-year impact of the AmSouth merger, were Regions’ solid fee income, record performance at Morgan Keegan and overall expense control. However, certain valuation-related and other charges during the fourth quarter of 2007, as well as a higher provision for loan losses resulting from rapid deterioration of credit quality, contributed to lower earnings per share for 2007.

Net income from continuing operations in 2007 was $1.4 billion, or $1.95 per diluted share, representing a 28 percent decrease from 2006 diluted earnings per share of $2.71. Not included in this amount, Regions incurred a $217.4 million pre-tax loss related to EquiFirst resulting in an after-tax net loss for the year of $142.1 million, which was accounted for as discontinued operations. Net income in 2007 includes after-tax merger charges of $217.5 million, or $0.31 per diluted share, compared to 2006 after-tax merger charges of $60.3 million, or $0.12 per diluted share. Return on average stockholders’ equity was 6.24 percent for 2007 as compared to 10.94 percent for 2006, while return on average assets was 0.90 percent for 2007, down from the 2006 level of 1.41 percent. Return on average tangible stockholders’ equity was 15.82 percent for the year ended December 31, 2007, compared to 22.86 percent for the year ended December 31, 2006 (20.43 percent and 24.85 percent, respectively, excluding discontinued operations and merger charges). See Table 2 “GAAP to Non-GAAP Reconciliation” for additional details and Table 1 “Financial Highlights” for additional ratios.

Net interest income was $4.4 billion in 2007 compared to $3.3 billion in 2006. The increase was driven by a larger balance sheet for the full year, resulting from the merger with AmSouth in late 2006. However, negatively impacting net interest income was a lower net interest margin, which declined to 3.79 percent during 2007 compared to 4.17 percent in 2006. Primary drivers of the reduced net interest margin include the impact of integrating AmSouth’s balance sheet into Regions, a decline in low-cost deposit balances, and the negative effects of a lower tax-equivalent adjustment resulting from the first quarter 2007 adoption of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”).

The following discussion of non-interest income and expense is from continuing operations and excludes EquiFirst, which is reported separately as discontinued operations in the consolidated statements of operations. Non-interest income (excluding securities gains/losses) totaled $2.9 billion, or 39 percent of total revenue (on a fully taxable-equivalent basis) in 2007, compared to $2.0 billion, or 37 percent of total revenue (on a fully taxable-equivalent basis) in 2006, and continued to reflect Regions’ diversified revenue stream. Non-interest income increased due to the full-year inclusion of AmSouth’s operations.

Service charges on deposit accounts increased 61 percent to $1.2 billion, due primarily to an increase in the number of total deposit accounts and the addition of new accounts in connection with the AmSouth merger. In addition to the increased number of accounts related to the merger, 2007 results were affected by the implementation of a tiered non-sufficient funds (“NSF”) pricing structure, as well as volume-related increases in NSF fees and interchange income.

Brokerage, investment banking and capital markets income, and trust department income increased in 2007 to $894.6 million and $251.3 million, respectively, compared to $717.0 million and $158.2 million, respectively in 2006. Part of this increase is attributable to the AmSouth merger, as 2006 only included approximately two months of combined results compared to a full year for 2007. Merger benefits were realized mainly through an expanded customer base, primarily through additional Morgan Keegan offices opened in the former AmSouth retail branches. In addition, the increase was attributable to strong private client revenues, healthy fixed-income capital markets activity aided by the second quarter 2007 acquisition of Shattuck Hammond Partners LLC and higher trust and asset management fees.

In 2007, mortgage income decreased 24 percent to $135.7 million compared to $178.7 million in 2006, primarily due to the increasingly challenging mortgage industry environment, which deteriorated as the year progressed.

During the first quarter of 2007, Regions sold its non-conforming mortgage origination subsidiary, EquiFirst, for a sales price of approximately $76 million and recorded an after-tax gain of approximately $1 million. During the third quarter of 2007, Regions also exited the wholesale mortgage warehouse lending business as a result of risk and return considerations.

Regions reported net losses of $8.6 million from the sale of securities available for sale in 2007, compared to net gains of $8.1 million in 2006. The 2007 losses were primarily related to the sale of federal agency securities in conjunction with balance sheet management activities.

Other income increased 71 percent to $420.0 million in 2007, primarily due to higher gains on sales of student loans and an increase in bank-owned life insurance income. Gains on the sale of loans increased in 2007 to $32.1 million compared to $0.7 million in 2006, reflecting a bulk sale of student loans and related servicing in early 2007. Bank-owned life insurance income increased $50.2 million due to the AmSouth acquisition and, to a lesser extent, the purchase of $896.6 million of additional life insurance late in 2007.

Non-interest expense totaled $4.7 billion in 2007 compared to $3.2 billion in 2006. Included in non-interest expense are pre-tax merger-related charges of $350.9 million in 2007 and $88.7 million in 2006. The 2007 overall expense level was impacted due to the inclusion of a full twelve months of former AmSouth operations.

Salaries and employee benefits increased 33 percent to $2.5 billion in 2007 compared to $1.9 billion in 2006, primarily due to the November 2006 addition of approximately 12,000 legacy AmSouth associates, as well as normal annual compensation adjustments and higher incentive payouts at Morgan Keegan. Excluding $158.6 million of pre-tax merger-related charges in 2007 and $65.7 million in 2006, salaries and benefits increased 29 percent in 2007. See Table 8 “Non-Interest Expense (including Non-GAAP reconciliation)” for further details.

Net occupancy expense increased 62 percent to $413.7 million in 2007, primarily attributable to expenses added in connection with the AmSouth acquisition, new and acquired branch offices and rising price levels. Furniture and equipment expense in 2007 totaled $301.3 million, a 91 percent increase over the prior year. In addition to the higher merger-related expense base, furniture and equipment associated with the addition of new branch offices was also a factor.

Other non-interest expense increased 58 percent to $1.5 billion in 2007 primarily due to a $54.8 million increase in professional fees related to higher consulting fees in connection with the merger integration, legal fees related to special assets litigation, a $63.9 million increase in marketing fees related to post-merger rebranding and branch conversion initiatives, a $51.5 million charge related to the Visa antitrust lawsuit settlement, and $38.5 million in losses related to investments in two Morgan Keegan mutual funds. Offsetting these costs, non-interest expenses were positively affected by the realization of merger cost savings, which continued to build throughout 2007.

Regions’ provision for income taxes from continuing operations in 2007 increased $26.6 million to $645.7 million due to the full-year inclusion of AmSouth results and the adoption of FIN 48. As a result of the adoption of FIN 48, Regions recorded a cumulative reduction in equity of $259.0 million as of January 1, 2007. During 2007, the adoption of FIN 48 increased income tax expense and decreased after-tax net income by approximately $65 million. The effective tax rate from continuing operations was 31.7 percent in 2007 compared to 31.1 percent in 2006.

At December 31, 2007, non-performing assets totaled $864.1 million, or 0.90 percent of ending loans, compared to $379.1 million, or 0.40 percent of loans, at December 31, 2006. The increase in non-performing assets was largely influenced by growth in non-performing loans in the fourth quarter of 2007 due to weakness in the residential homebuilder portfolio. This pressure was due to a combination of declining residential demand and resulting price and collateral value declines in certain of the Company’s markets, particularly areas of Florida and Atlanta, Georgia.

Net charge-offs totaled $270.5 million, or 0.29 percent of average loans, in 2007 compared to 0.22 percent in 2006. The increased loss rate resulted from deteriorating economic conditions during 2007, especially as related to the housing sector. The provision for loan losses from continuing operations increased $412.6 million to $555.0 million. Two primary factors led to the increase. Most notably, 2006 included just two months of provision for loan losses added to the portfolio as a result of the November 2006 merger with AmSouth, while the provision recorded in 2007 reflected the results of the newly merged Regions for the full year. In addition, the provision rose due to an increase in management’s estimate of inherent losses in its residential homebuilder portfolio. The allowance for credit losses increased $271.7 million to $1.4 billion or 1.45 percent of total loans in 2007, compared to $1.1 billion or 1.17 percent at year-end 2006. The increase in the allowance for credit losses was due to the general economic environment and the deteriorating credit conditions.

Table 25—Quarterly Results of Operations

	2008				2007
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(In thousands, except per share data)
Total interest income	$1,581,506	$1,568,405	$1,630,667	$1,782,812	$1,934,168	$2,013,120	$2,027,480	$2,099,895
Total interest expense	657,347	646,803	650,957	765,327	889,956	933,339	922,145	930,857

Net interest income	924,159	921,602	979,710	1,017,485	1,044,212	1,079,781	1,105,335	1,169,038
Provision for loan losses	1,150,000	417,000	309,000	181,000	358,000	90,000	60,000	47,000

Net interest income after provision for loan losses	(225,841)	504,602	670,710	836,485	686,212	989,781	1,045,335	1,122,038
Total non-interest income, excluding securities gains (losses)	701,891	719,174	743,177	816,494	733,023	705,150	729,607	696,608
Securities gains (losses)	(105)	165	792	91,643	(45)	23,994	(32,806)	304
Total non-interest expense	7,272,679	1,127,713	1,141,124	1,250,098	1,348,256	1,145,394	1,057,735	1,108,966

Income (loss) before income taxes from continuing operations	(6,796,734)	96,228	273,555	494,524	70,934	573,531	684,401	709,984
Income tax expense (benefit)	(578,707)	5,870	66,909	157,814	(181)	179,291	230,669	235,908

Income (loss) from continuing operations	(6,218,027)	90,358	206,646	336,710	71,115	394,240	453,732	474,076

Loss from discontinued operations before income taxes	(431)	(17,501)	(406)	(67)	(765)	(122)	(682)	(215,818)
Income tax benefit from discontinued operations	(162)	(6,604)	(153)	(25)	(291)	(46)	(259)	(74,723)

Loss from discontinued operations, net of tax	(269)	(10,897)	(253)	(42)	(474)	(76)	(423)	(141,095)

Net income (loss)	$(6,218,296)	$79,461	$206,393	$336,668	$70,641	$394,164	$453,309	$332,981

Income (loss) from continuing operations available to common shareholders	$(6,244,263)	$90,358	$206,646	$336,710	$71,115	$394,240	$453,732	$474,076

Net income (loss) available to common shareholders	$(6,244,532)	$79,461	$206,393	$336,668	$70,641	$394,164	$453,309	$332,981

Earnings (loss) per common share from continuing operations:
Basic	$(8.97)	$0.13	$0.30	$0.48	$0.10	$0.56	$0.64	$0.65
Diluted	(8.97)	0.13	0.30	0.48	0.10	0.56	0.63	0.65
Earnings (loss) per common share:
Basic	(9.01)	0.11	0.30	0.48	0.10	0.56	0.64	0.46
Diluted	(9.01)	0.11	0.30	0.48	0.10	0.56	0.63	0.45
Cash dividends declared per share	0.10	0.10	0.38	0.38	0.38	0.36	0.36	0.36
Market price:
High	14.50	19.80	24.31	25.84	31.23	34.44	36.66	38.17
Low	6.85	6.41	10.31	17.90	22.84	28.90	32.87	33.83

Note: Quarterly amounts may not add to year-to-date amounts due to rounding.

Item 8.	Financial Statements and Supplementary Data

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

Regions’ management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its Internal Control—Integrated Framework. Based on our assessment, we believe and assert that, as of December 31, 2008, the Company’s internal control over financial reporting is effective based on those criteria.

Regions’ independent registered public accounting firm has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. This report appears on the following page.

REGIONS FINANCIAL CORPORATION

by	/s/ C. DOWD RITTER
C. Dowd Ritter Chief Executive Officer

by	/s/ IRENE M. ESTEVES
Irene M. Esteves Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

THE BOARD OF DIRECTORS AND SHAREHOLDERS OF REGIONS FINANCIAL CORPORATION

We have audited Regions Financial Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Regions Financial Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Regions Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Regions Financial Corporation and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 of Regions Financial Corporation and our report dated February 24, 2009, expressed an unqualified opinion thereon.

Birmingham, Alabama

February 24, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

THE BOARD OF DIRECTORS AND SHAREHOLDERS OF REGIONS FINANCIAL CORPORATION

We have audited the accompanying consolidated balance sheets of Regions Financial Corporation and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Regions Financial Corporation and subsidiaries at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2007 Regions Financial Corporation adopted Financial Accounting Standards Board Interpretation Number 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement Number 109.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Regions Financial Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2009, expressed an unqualified opinion thereon.

Birmingham, Alabama

February 24, 2009

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31
	2008	2007
	(In thousands, except share data)
Assets
Cash and due from banks	$2,642,509	$3,720,365
Interest-bearing deposits in other banks	7,539,787	31,706
Federal funds sold and securities purchased under agreements to resell	790,097	993,070
Trading account assets	1,050,270	1,091,400
Securities available for sale	18,849,482	17,318,074
Securities held to maturity (estimated fair value of $47,655 in 2008 and $51,790 in 2007)	47,306	50,935
Loans held for sale (includes $506,260 measured at fair value at December 31, 2008)	1,282,437	720,924
Loans, net of unearned income	97,418,685	95,378,847
Allowance for loan losses	(1,826,149)	(1,321,244)

Net loans	95,592,536	94,057,603
Other interest-earning assets	896,906	504,614
Premises and equipment, net	2,786,043	2,610,851
Interest receivable	458,120	615,711
Goodwill	5,548,295	11,491,673
Mortgage servicing rights	160,890	321,308
Other identifiable intangible assets	638,392	759,832
Other assets	7,964,740	6,753,651

Total assets	$146,247,810	$141,041,717

Liabilities and Stockholders’ Equity
Deposits:
Non-interest-bearing	$18,456,668	$18,417,266
Interest-bearing	72,447,222	76,357,702

Total deposits	90,903,890	94,774,968
Borrowed funds:
Short-term borrowings:
Federal funds purchased and securities sold under agreements to repurchase	3,142,493	8,820,235
Other short-term borrowings	12,679,469	2,299,887

Total short-term borrowings	15,821,962	11,120,122
Long-term borrowings	19,231,277	11,324,790

Total borrowed funds	35,053,239	22,444,912
Other liabilities	3,477,844	3,998,808

Total liabilities	129,434,973	121,218,688
Stockholders’ equity:
Preferred stock, cumulative perpetual participating, par value $1.00 (liquidation preference $1,000.00) per share, net of discount:
Authorized—10,000,000 shares
Issued—3,500,000 shares in 2008	3,307,382	—
Common stock, par value $.01 per share:
Authorized—1,500,000,000 shares
Issued, including treasury stock—735,667,650 shares in 2008 and 734,689,800 shares in 2007	7,357	7,347
Additional paid-in capital	16,814,730	16,544,651
Retained earnings (deficit)	(1,868,752)	4,439,505
Treasury stock, at cost—44,301,693 shares in 2008 and 41,054,113 shares in 2007	(1,425,646)	(1,370,761)
Accumulated other comprehensive income (loss), net	(22,234)	202,287

Total stockholders’ equity	16,812,837	19,823,029

Total liabilities and stockholders’ equity	$146,247,810	$141,041,717

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31
	2008	2007	2006
	(In thousands, except per share data)
Interest income on:
Loans, including fees	$5,549,871	$6,924,544	$4,792,906
Securities:
Taxable	827,622	856,043	606,665
Tax-exempt	40,096	41,260	33,679

Total securities	867,718	897,303	640,344
Loans held for sale	35,733	92,097	69,444
Federal funds sold and securities purchased under agreements to resell	18,623	50,801	45,650
Trading account assets	62,403	71,418	60,333
Other interest-earning assets	29,042	38,500	40,441

Total interest income	6,563,390	8,074,663	5,649,118
Interest expense on:
Deposits	1,724,070	2,663,883	1,680,167
Short-term borrowings	369,388	459,467	275,497
Long-term borrowings	626,976	552,947	385,152

Total interest expense	2,720,434	3,676,297	2,340,816

Net interest income	3,842,956	4,398,366	3,308,302
Provision for loan losses	2,057,000	555,000	142,373

Net interest income after provision for loan losses	1,785,956	3,843,366	3,165,929
Non-interest income:
Service charges on deposit accounts	1,147,959	1,162,740	721,998
Brokerage, investment banking and capital markets	1,027,468	894,621	716,983
Trust department income	233,522	251,319	158,161
Mortgage income	137,676	135,704	178,688
Securities gains (losses), net	92,495	(8,553)	8,123
Other	434,111	420,004	245,767

Total non-interest income	3,073,231	2,855,835	2,029,720
Non-interest expense:
Salaries and employee benefits	2,355,939	2,471,869	1,859,851
Net occupancy expense	442,145	413,711	254,628
Furniture and equipment expense	334,541	301,330	157,897
Goodwill impairment	6,000,000	—	—
Other	1,658,989	1,473,441	931,652

Total non-interest expense	10,791,614	4,660,351	3,204,028

Income (loss) before income taxes from continuing operations	(5,932,427)	2,038,850	1,991,621
Income tax expense (benefit)	(348,114)	645,687	619,100

Income (loss) from continuing operations	(5,584,313)	1,393,163	1,372,521

Discontinued operations (Note 4):
Loss from discontinued operations before income taxes	(18,405)	(217,387)	(32,606)
Income tax benefit	(6,944)	(75,319)	(13,230)

Loss from discontinued operations	(11,461)	(142,068)	(19,376)

Net income (loss)	$(5,595,774)	$1,251,095	$1,353,145

Income (loss) from continuing operations available to common shareholders	$(5,610,549)	$1,393,163	$1,372,521

Net income (loss) available to common shareholders	$(5,622,010)	$1,251,095	$1,353,145

Weighted-average number of common shares outstanding:
Basic	695,003	707,981	501,681
Diluted	695,003	712,743	506,989
Earnings (loss) per common share from continuing operations:
Basic	$(8.07)	$1.97	$2.74
Diluted	(8.07)	1.95	2.71
Earnings (loss) per common share:
Basic	(8.09)	1.77	2.70
Diluted	(8.09)	1.76	2.67
Cash dividends declared per common share	0.96	1.46	1.40

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Preferred Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Treasury Stock, At Cost	Accumulated Other Comprehensive Income (Loss), Net	Unearned Restricted Stock	Total
	Shares	Amount
	(In thousands, except share and per share data)
BALANCE AT JANUARY 1, 2006	456,347	$4,738	$—	$7,323,483	$4,034,905	$(581,890)	$(92,325)	$(74,628)	$10,614,283
Reclassification for adoption of FAS 123R	—	—	—	(74,628)	—	—	—	74,628	—
Cumulative effect of change in accounting principle due to adoption of FAS 158	—	—	—	—	—	—	(64,130)	—	(64,130)
Comprehensive income:
Net income	—	—	—	—	1,353,145	—	—	—	1,353,145
Net change in unrealized gains and losses on securities available for sale, net of tax and reclassification adjustment(1)	—	—	—	—	—	—	15,527	—	15,527
Net change in unrealized gains and losses on derivative instruments, net of tax and reclassification adjustment(1)	—	—	—	—	—	—	9,656	—	9,656

Comprehensive income									1,378,328
Cash dividends declared—$1.40 per share	—	—	—	—	(894,805)	—	—	—	(894,805)
Purchase of treasury stock	(13,764)	—	—	—	—	(490,370)	—	—	(490,370)
Retirement of treasury stock	—	(310)	—	(1,064,402)	—	1,064,712	—	—	—
Common stock transactions:
Stock issued for acquisitions	277,095	2,771	—	9,855,017	—	—	—	—	9,857,788
Stock issued to employees under incentive plans, net	1,044	10	—	(7,314)	—	—	—	—	(7,304)
Stock options exercised, net	9,354	94	—	264,241	—	—	—	—	264,335
Amortization of unearned restricted stock	—	—	—	43,329	—	—	—	—	43,329

BALANCE AT DECEMBER 31, 2006	730,076	7,303	—	16,339,726	4,493,245	(7,548)	(131,272)	—	20,701,454
Cumulative effect of change in accounting principles due to adoption of FIN 48 and FSP 13-2	—	—	—	—	(269,403)	—	—	—	(269,403)
Comprehensive income:
Net income	—	—	—	—	1,251,095	—	—	—	1,251,095
Net change in unrealized gains and losses on securities available for sale, net of tax and reclassification adjustment(1)	—	—	—	—	—	—	166,131	—	166,131
Net change in unrealized gains and losses on derivative instruments, net of tax and reclassification adjustment(1)	—	—	—	—	—	—	95,464	—	95,464
Net change from defined benefit pension plans, net of tax(1)	—	—	—	—	—	—	71,964	—	71,964

Comprehensive income	—	—	—	—	—	—	—	—	1,584,654
Cash dividends declared—$1.46 per share	—	—	—	—	(1,035,432)	—	—	—	(1,035,432)
Purchase of treasury stock	(40,854)	—	—	—	—	(1,363,213)	—	—	(1,363,213)
Common stock transactions:
Stock issued to employees under incentive plans, net	666	7	—	(16,972)	—	—	—	—	(16,965)
Stock options exercised, net	3,748	37	—	154,776	—	—	—	—	154,813
Amortization of unearned restricted stock	—	—	—	67,121	—	—	—	—	67,121

	693,636	7,347	—	16,544,651	4,439,505	(1,370,761)	202,287	—	19,823,029

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY—Continued

	Common Stock		Preferred Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Treasury Stock, At Cost	Accumulated Other Comprehensive Income (Loss), Net	Unearned Restricted Stock	Total
	Shares	Amount
	(In thousands, except share and per share data)
BALANCE AT DECEMBER 31, 2007	693,636	7,347	—	16,544,651	4,439,505	(1,370,761)	202,287	—	19,823,029
Cumulative effect of change in accounting principles due to adoption of EITF 06-4, EITF 06-10 and FAS 158	—	—	—	—	(17,246)	—	—	—	(17,246)
Comprehensive income:
Net loss	—	—	—	—	(5,595,774)	—	—	—	(5,595,774)
Net change in unrealized gains and losses on securities available for sale, net of tax and reclassification adjustment(1)	—	—	—	—	—	—	(101,237)	—	(101,237)
Net change in unrealized gains and losses on derivative instruments, net of tax and reclassification adjustment(1)	—	—	—	—	—	—	190,079	—	190,079
Net change from defined benefit pension plans, net of tax(1)	—	—	—	—	—	—	(313,363)	—	(313,363)

Comprehensive loss									(5,820,295)
Cash dividends declared — $0.96 per share	—	—	—	—	(669,001)	—	—	—	(669,001)
Preferred dividends	—	—	—	—	(26,236)	—	—	—	(26,236)
Preferred stock transactions:
Proceeds from issuance of 3,500,000 shares of preferred stock	—	—	3,304,000	—	—	—	—	—	3,304,000
Proceeds from issuance of 48,253,677 common stock warrant	—	—	—	196,000	—	—	—	—	196,000
Dividend accretion	—	—	3,382	—	—	—	—	—	3,382
Common stock transactions:
Stock transactions with employees under compensation plans, net	(2,395)	9	—	(2,844)	—	(54,885)	—	—	(57,720)
Stock options exercised, net	125	1	—	27,178	—	—	—	—	27,179
Amortization of unearned restricted stock	—	—	—	49,745	—	—	—	—	49,745

BALANCE AT DECEMBER 31, 2008	691,366	$7,357	$3,307,382	$16,814,730	$(1,868,752)	$(1,425,646)	$(22,234)	$—	$16,812,837

(1)	See disclosure of reclassification adjustment amount and tax effect, as applicable, in Note 16 to consolidated financial statements.

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31
	2008	2007	2006
	(In thousands)
Operating activities:
Net income (loss)	$(5,595,774)	$1,251,095	$1,353,145
Adjustments to reconcile net cash provided by operating activities:
Provision for loan losses	2,057,000	555,000	142,500
Impairment of goodwill	6,000,000	—	—
Depreciation and amortization of premises and equipment	286,381	263,409	144,038
Impairment of mortgage servicing rights	85,000	6,000	16,000
Provision for losses on other real estate, net	87,836	10,010	5,698
Net accretion of securities	(15,366)	(26,173)	(1,720)
Net amortization of loans and other assets	122,092	259,110	178,347
Net accretion of deposits and borrowings	(14,850)	(58,504)	(17,894)
Amortization of discount on preferred stock	3,382	—	—
Net securities (gains) losses	(92,495)	8,553	(8,123)
Net loss (gain) on sale of premises and equipment	2,426	(32,746)	8,522
Loss on early extinguishment of debt	65,405	—	6,532
Deferred income tax (benefit) expense	(406,751)	(123,744)	61,099
Excess tax benefits from share-based payments	(61)	(8,484)	(32,454)
Originations and purchases of loans held for sale	(5,054,174)	(8,181,669)	(15,990,331)
Proceeds from sales of loans held for sale	5,823,723	11,537,812	15,282,578
Gain on sale of loans, net	(57,313)	(65,632)	(81,088)
Loss from sale of mortgage servicing rights	14,857	4,429	—
Decrease (increase) in trading account assets	88,491	439,094	(510,696)
(Increase) decrease in other interest-earning assets	(392,292)	65,449	(42,746)
Decrease (increase) in interest receivable	157,591	44,899	(46,451)
(Increase) decrease in other assets	(583,878)	(2,899,912)	1,762,856
(Decrease) increase in other liabilities	(764,266)	189,813	501,792
Other	189,493	48,787	22,917

Net cash provided by operating activities	2,006,457	3,286,596	2,754,521
Investing activities:
Proceeds from sale of securities available for sale	2,142,296	1,964,096	3,770,572
Proceeds from maturity of:
Securities available for sale	3,181,213	2,495,803	2,608,866
Securities held to maturity	8,997	14,384	151,939
Purchases of:
Securities available for sale	(6,847,899)	(2,237,529)	(5,550,408)
Securities held to maturity	(5,367)	(40,812)	(161,796)
Proceeds from sales of loans	1,247,378	1,049,881	294,992
Proceeds from sales of mortgage servicing rights	43,763	21,148	—
Net increase in loans	(6,433,052)	(1,495,559)	(2,467,777)
Net purchase of premises and equipment	(463,999)	(453,832)	(94,661)
Acquisitions, net of cash acquired	—	—	1,217,587
Net cash received from disposition of business	—	5,700	—
Net cash received from deposits assumed	893,934	—	—

Net cash (used in) provided by investing activities	(6,232,736)	1,323,280	(230,686)
Financing activities:
Net (decrease) increase in deposits	(4,757,190)	(6,422,374)	3,310,923
Net increase (decrease) in short-term borrowings	4,701,840	1,453,051	(944,956)
Proceeds from long-term borrowings	11,605,418	6,933,828	816,048
Payments on long-term borrowings	(3,954,776)	(4,223,810)	(3,204,486)
Cash dividends on common stock	(669,001)	(1,035,432)	(894,805)
Purchase of treasury stock	—	(1,363,213)	(490,370)
Issuance of preferred stock and common stock warrant	3,500,000	—	—
Proceeds from exercise of stock options	27,179	154,813	264,335
Excess tax benefits from share-based payments	61	8,484	32,454

Net cash provided by (used in) financing activities	10,453,531	(4,494,653)	(1,110,857)

Increase in cash and cash equivalents	6,227,252	115,223	1,412,978
Cash and cash equivalents at beginning of year	4,745,141	4,629,918	3,216,940

Cash and cash equivalents at end of year	$10,972,393	$4,745,141	$4,629,918

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

BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Regions, its subsidiaries and certain variable interest entities (“VIEs”). Significant intercompany balances and transactions have been eliminated. Certain amounts in prior-year financial statements have been reclassified to conform to the current year presentation, except as otherwise noted. These reclassifications are immaterial and have no effect on net income (loss), total assets or stockholders’ equity. Regions considers a voting rights entity to be a subsidiary and consolidates it if Regions has a controlling financial interest in the entity. VIEs are consolidated if Regions is exposed to the majority of the VIEs’ expected losses and/or residual returns (i.e., Regions is considered to be the primary beneficiary). Unconsolidated investments in voting rights entities or VIEs in which Regions has significant influence over operating and financing decisions (usually defined as a voting or economic interest of 20% to 50%) are accounted for using the equity method. Unconsolidated investments in voting rights entities or VIEs in which Regions has a voting or economic interest of less than 20% are generally carried at cost. See Note 2 for further discussion of VIEs.

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

The following table summarizes supplemental cash flow information for the years ended December 31:

	2008	2007	2006
	(In millions)
Cash paid during the period for:
Interest	$2,800	$3,700	$2,200
Income taxes, net	267	652	445
Loans transferred to other real estate	414	182	128
Student loans transferred to loans held for sale	792	—	625
Loans held for sale transferred to loans	—	52	—
Nonperforming loans transferred to loans held for sale	482	—	—
Properties transferred to held for sale	—	108	—

TRADING ACCOUNT ASSETS

Trading account assets, which are primarily held for the purpose of selling at a profit, consist of debt and marketable equity securities and are carried at estimated fair value. Gains and losses, both realized and unrealized, are included in brokerage, investment banking and capital markets income. Trading account net gains (losses) totaled $(2.1) million (including $42.6 million of net unrealized losses), $32.0 million (including $2.2 million of net unrealized losses) and $40.1 million (including $169,000 of net unrealized losses) in 2008, 2007 and 2006, respectively.

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

SECURITIES

Management determines the appropriate classification of debt and equity securities at the time of purchase and periodically re-evaluates such designations. Debt securities are classified as securities held to maturity when the Company has the intent and ability to hold the securities to maturity. Securities held to maturity are stated at amortized cost. Debt securities not classified as securities held to maturity or trading account assets and marketable equity securities not classified as trading account assets are classified as securities available for sale. Securities available for sale are stated at estimated fair value with changes in unrealized gains and losses, net of taxes, reported as a component of other comprehensive income (loss). See Note 23 for discussion of determining fair value.

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

LOANS HELD FOR SALE

At December 31, 2008, loans held for sale included commercial real estate mortgage loans, residential real estate mortgage loans and student loans. Commercial real estate mortgage loans held for sale consist of certain non-performing loans for which management has the intent to sell in the near term. Regions primarily classifies new residential real estate mortgage loans as held for sale based on intent, retaining some of these loans based on available liquidity, interest rate risk management and other business purposes. Regions elected the fair value option for residential real estate mortgage loans held for sale originated after January 1, 2008. Student loans held for sale include certain loans for which management has the intent to sell in the near term. Commercial real estate mortgage loans held for sale are carried at the lower of cost or fair value, while certain residential real estate mortgage loans held for sale for which the fair value option was not elected and student loans held for sale are carried at the lower of aggregate cost or fair value. See Note 23 for discussion of determining fair value. Gains and losses on commercial real estate mortgage and student loans held for sale are included in other non-interest expense. Gains and losses on residential mortgage loans held for sale are included in mortgage income.

At December 31, 2007, loans held for sale included only residential real estate mortgage loans. Prior to January 1, 2008, residential mortgage loans held for sale were designated as one of the hedged items in a fair value hedging relationship under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”). Therefore, changes in fair value attributable to interest rate risk were recognized in income as an adjustment to the carrying amount of residential mortgage loans held for sale.

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

Loans are placed on non-accrual status when management has determined that full payment of all contractual principal and interest is in doubt, or the loan is past due 90 days or more as to principal and/or interest unless the loan is well-secured and in the process of collection. When a loan is placed on non-accrual status, uncollected interest accrued in the current year is reversed and charged to interest income. Uncollected interest accrued from prior years on loans placed on non-accrual status in the current year is charged against the allowance for loan losses. Charge-offs on commercial loans occur when available information confirms the loan is not fully collectible and the loss is reasonably quantifiable. Consumer loans are subject to mandatory charge-off at a specified delinquency date consistent with regulatory guidelines. Interest collections on non-accrual loans for which the ultimate collectability of principal is uncertain are applied as principal reductions. Regions determines past due or delinquency status of a loan based on contractual payment terms.

ALLOWANCE FOR CREDIT LOSSES

Through provisions charged directly to expense, Regions has established an allowance for credit losses (“allowance”). This allowance is comprised of two components: the allowance for loan losses, which is a contra-asset to loans, and a reserve for unfunded credit commitments, which is recorded in other liabilities. The allowance is reduced by actual losses and increased by recoveries, if any. Regions charges losses against the allowance in the period the loss is confirmed.

The allowance is maintained at a level believed adequate by management to absorb probable losses inherent in the loan portfolio. Management’s determination of the adequacy of the allowance is an ongoing, quarterly process and is based on an evaluation of the loan portfolio, historical loan loss experience, current economic conditions, collateral values of properties securing loans, volume, growth, quality and composition of the loan portfolio, regulatory guidance, and other relevant factors. Unfavorable changes in any of these, or other factors, or the availability of new information, could require that the allowance be adjusted in future periods. Actual losses could vary from management’s estimates. Except for allowance on loans subject to Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan” (“FAS 114”), no portion of the resulting allowance is allocated to any individual credits or group of credits. The remaining allowance is available to absorb losses from any and all loans.

Regions’ assessment of allowance levels is determined in accordance with regulatory guidelines, FAS 114 and Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (“FAS 5”). In determining the allowance, management uses information to stratify the loan portfolio into loan pools with common risk characteristics. Loan pools in the portfolio are assigned estimated allowance amounts of loss based on various factors and analyses, including but not limited to, current and historical loss experience trends and levels of problem credits, current economic conditions, changes in product mix and underwriting. Loans deemed to be impaired include non-accrual loans, excluding consumer loans, and troubled debt restructurings (“TDRs”). Impaired loans, excluding consumer loans, with outstanding balances greater than $2.5 million are evaluated individually rather than on a pool basis as described above. For these loans, Regions measures the level of impairment based on the present value of the estimated projected cash flows, the estimated value of the collateral or, if available, the observable market price. For consumer TDRs, Regions measures the level of impairment based on pools of loans stratified by common risk characteristics.

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

ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS

Regions historically sold receivables, such as commercial loans, residential mortgage loans and dealer loans, in securitizations and to third parties, including conduits. When Regions sold these receivables, it retained a continuing interest in the form of interest-only strips, one or more subordinated tranches, servicing rights or cash reserve accounts. These retained interests were initially recognized based on their respective allocated cost basis on the date of transfer. Any gain or loss on the sale of the receivables depends in part on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the retained interests based on their relative estimated fair value at the date of transfer. Retained interests in the subordinated tranches and interest-only strips were recorded at fair value and included in securities available for sale. Subsequent adjustments to fair value are recorded through other comprehensive income. Quoted market prices for these assets are generally not available, so Regions estimates fair value based on the present value of expected future cash flows using management’s best estimates of the key assumptions—expected credit losses, prepayment speeds, weighted-average life, and discount rates commensurate with the inherent risks of the asset. In calculating prepayment rates, Regions utilizes a variety of prepayment models depending on the loan type and specific transaction requirements. The models used by Regions include the constant prepayment rate model (CPR) and the Bond Market Trade Association’s Mortgaged Asset-Backed Securities Division’s prepayment model (PSA). On a quarterly basis, Regions ensures that any retained interests are valued appropriately in the consolidated financial statements. Management reviews the historical performance of each retained interest and the assumptions used to project future cash flows. Assumptions are revised if past performance and future expectations dictate. The present value of cash flows is then recalculated based on the revised assumptions.

Amounts capitalized for the right to service mortgage loans are amortized as a component of other non-interest expense over the estimated remaining lives of the loans, considering appropriate prepayment assumptions. Mortgage servicing rights are recorded at the lower of aggregate cost or estimated fair value on a stratified basis as further discussed in Note 23. The estimated fair value of mortgage servicing rights is estimated using various assumptions including future cash flows, market discount rates, as well as expected prepayment rates, servicing costs and other factors. Changes in these factors could result in impairment of the servicing asset and a charge against earnings. For purposes of evaluating impairment, the Company stratifies its mortgage servicing portfolio on the basis of certain risk characteristics, including loan type and interest rate. Impairment related to mortgage servicing rights is recorded in other non-interest expense. Contractually specified servicing fees, late fees and other ancillary income related to the servicing of mortgage loans are recorded in mortgage income. Refer to Note 8 for further discussion of mortgage servicing rights.

Effective January 1, 2009, the Company made an election allowed by Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets, an Amendment of FASB Statement No. 140” (“FAS 156”) to prospectively change the policy for accounting for mortgage servicing rights from the amortization method to the fair value measurement method. The fair value measurement method requires the servicing assets and liabilities to be measured at fair value each period with an offset to income. The adoption did not have a material impact on the consolidated financial statements.

PREMISES AND EQUIPMENT

Premises and equipment are stated at cost, less accumulated depreciation and amortization, as applicable. Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the improvements (or the terms of the leases, if shorter). Generally, premises and leasehold improvements are depreciated or amortized over 10-40 years. Furniture and equipment are generally depreciated or amortized over 3-12 years.

Regions enters into lease transactions for the right to use assets. These leases vary in term and, from time to time, include incentives and/or rent escalations. Examples of incentives include periods of “free” rent and leasehold improvement incentives. Regions recognizes incentives and escalations on a straight-line basis over the lease term as a reduction of or increase to rent expense, as applicable, in net occupancy expense on the consolidated statements of operations.

INTANGIBLE ASSETS

Intangible assets include goodwill, which is the excess of cost over the fair value of net assets of acquired businesses, and other identifiable intangibles. Other identifiable intangible assets include the following: (1) core deposit intangible assets, which are amounts recorded related to the value of acquired indeterminate-maturity deposits, (2) amounts capitalized related to the value of acquired customer relationships and (3) amounts recorded related to employment agreements with certain individuals of acquired entities. Core deposit intangibles and most other identifiable intangibles are amortized on an accelerated basis over their expected useful lives.

The Company’s goodwill is tested for impairment on an annual basis, or more often if events or circumstances indicate that there may be impairment. Adverse changes in the economic environment, declining operations, or other factors could result in a decline in the implied fair value of goodwill. If the implied fair value is less than the carrying amount, a loss would be recognized in other non-interest expense to reduce the carrying amount to implied fair value of goodwill. A goodwill impairment test includes two steps. Step One, used to identify potential impairment, compares the estimated fair value of a reporting unit with its carrying amount, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. If the carrying amount of a reporting unit exceeds its estimated fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. Step Two of the goodwill impairment test compares the implied estimated fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of goodwill for that reporting unit exceeds the implied fair value of that unit’s goodwill, an impairment loss is recognized in an amount equal to that excess. Regions tested goodwill for impairment several times during 2008 and recorded a $6 billion impairment charge within the General Bank/Treasury unit during the fourth quarter.

For purposes of testing goodwill for impairment, Regions uses both the income and market approaches to value its reporting units. The income approach consists of discounting projected long-term future cash flows, which are derived from internal forecasts and economic expectations for the respective reporting units. The projected future cash flows are discounted using cost of capital metrics for Regions’ peer group or a build-up approach (such as the capital asset pricing model) applicable to each reporting group. The significant inputs to the income approach include the long-term target tangible equity to tangible assets ratio and the discount rate, which is determined in the build-up approach using the risk-free rate of return, adjusted equity beta, equity risk premium, and a company-specific risk factor. The company-specific risk factor is used to address the uncertainty of growth estimates and earnings projections of management.

Regions uses the public company method and the transaction method as the two market approaches. The public company method applies a value multiplier derived from each reporting unit’s peer group to a financial metric of the reporting unit (e.g. last twelve months of net income, last twelve months of earnings before interest, taxes and depreciation, tangible book value, etc.) and an implied control premium to the respective reporting unit. The control premium is evaluated and compared to similar financial services transactions. The transaction method applies a value multiplier to a financial metric of the reporting unit based on comparable observed purchase transactions in the financial services industry for the reporting unit (where available).

Regions uses the output from these approaches to determine estimated fair value. Below is a table of assumptions used in estimating the fair value of each reporting unit at December 31, 2008. The table includes the discount rate used in the income approach, the market multiplier used in the market approaches, and the implied control premium applied to all reporting units.

	General Banking/ Treasury	Investment Banking/ Brokerage/ Trust	Insurance
Discount rate used in income approach	21%	11%	9%
Public company method market multiplier (a)	0.6x	n/a	8.7x
Public company method control premium	30%	30%	30%
Transaction method market multiplier (b)	0.8x	3.32x	n/a

(a)	For the General Bank/Treasury and Insurance reporting units, these multipliers are applied to tangible book value and the last twelve months of earnings before interest, taxes and depreciation, respectively.
(b)	For the General Bank/Treasury and Investment Banking/Brokerage/Trust reporting units, these multipliers are applied to tangible book value and brokerage assets under management, respectively.

Other identifiable intangible assets are reviewed at least annually for events or circumstances that could impact the recoverability of the intangible asset. These events could include loss of core deposits, increased competition or adverse changes in the economy. To the extent other identifiable intangible assets are deemed unrecoverable, impairment losses are recorded in other non-interest expense to reduce the carrying amount.

Refer to Note 10 for further discussion of the results of the goodwill and other identifiable intangibles impairment tests.

FORECLOSED PROPERTY AND OTHER REAL ESTATE

Other real estate acquired in satisfaction of indebtedness (“foreclosure”) is carried in other assets at the lower of the recorded investment in the loan or fair value less estimated cost to sell the property. At the date of transfer, when the recorded investment in the loan exceeds the property’s fair value less cost to sell, write-downs are recorded as charge-offs in the allowance. Subsequent to transfer, additional write-downs are recorded as other non-interest expense. Gain or loss on the sale of foreclosed property and other real estate is included in other non-interest expense. See Note 11 for details.

From time to time, assets classified as premises and equipment are transferred to held for sale for various reasons. These assets are carried in other assets at the lower of the recorded investment in the asset or fair value less estimated cost to sell based upon the property’s appraised value at the date of transfer. Any write-downs of property held for sale are recorded as other non-interest expense. At December 31, 2008 and 2007, the carrying values of premises and equipment held for sale were approximately $31.6 million and $81.8 million, respectively.

DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

The Company enters into derivative financial instruments to manage interest rate risk, facilitate asset/liability management strategies and manage other exposures. These instruments primarily include interest rate swaps, options on interest rate swaps, interest rate caps and floors, and forward sale commitments. All derivative financial instruments are recognized on the consolidated balance sheets as other assets or other liabilities at fair value as required by FAS 133. Regions enters into master netting agreements with counterparties and/or requires collateral based on counterparty credit ratings to cover exposures.

Derivative financial instruments that qualify under FAS 133 in a hedging relationship are designated, based on the exposure being hedged, as either fair value or cash flow hedges. For derivative financial instruments not designated as fair value or cash flow hedges, gains and losses related to the change in fair value are recognized in earnings during the period of change in fair value as brokerage, investment banking and capital markets income.

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

Regions also enters into interest rate lock commitments, which are commitments to originate mortgage loans whereby the interest rate on the loan is determined prior to funding and the customers have locked into that interest rate. Accordingly, such commitments are recorded at fair value with changes in fair value recorded in mortgage income. Fair value is based on fees currently charged to enter into similar agreements and, for fixed-rate commitments, considers the difference between current levels of interest rates and the committed rates. Regions also has corresponding forward sale commitments related to these interest rate lock commitments, which are recorded at fair value with changes in fair value recorded in mortgage income.

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

In July 2006, Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) was issued, which requires that only benefits from tax positions that are more-likely-than-not of being sustained upon examination should be recognized in the financial statements. As a result of the implementation of FIN 48, the Company recognized an approximate $259.0 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings.

TREASURY STOCK

The purchase of the Company’s common stock is recorded at cost. At the date of retirement or subsequent reissuance, treasury stock is reduced by the cost of such stock with differences recorded in additional paid-in capital or retained earnings, as applicable.

SHARE-BASED PAYMENTS

Compensation cost for share-based payments is measured based on the fair value of the award, which most commonly includes restricted stock (i.e., unvested common stock) and stock options, at the grant date and is recognized in the consolidated financial statements on a straight-line basis over the requisite service period for service-based awards. Awards may also take the form of restricted stock units. The fair value of restricted stock or restricted stock units is determined based on the average of the high and low price of Regions’ common stock on the date of grant. The fair value of stock options is estimated at the date of grant using a Black-Scholes option pricing model and related assumptions. Expected volatility considers implied volatility from traded options on the Company’s stock and, primarily, historical volatility of the Company’s stock. Regions considers historical data to estimate future option exercise behavior, which is used to derive an option’s expected term. The expected term represents the period of time that options are expected to be outstanding from the grant date. Historical data is also used to estimate future employee attrition, which is used to calculate an expected forfeiture rate. Groups of employees that have similar historical exercise behavior are reviewed and considered for valuation purposes. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant and the weighted-average expected life of the grant.

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

PER SHARE AMOUNTS

Earnings (loss) per common share computations are based upon the weighted-average number of shares outstanding during the period. Diluted earnings (loss) per common share computations are based upon the weighted-average number of shares outstanding during the period, plus the dilutive effect of outstanding stock options and stock performance awards (referred to as common stock equivalents).

RECENT ACCOUNTING PRONOUNCEMENTS AND ACCOUNTING CHANGES

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“FAS 158”). FAS 158 requires employers to fully recognize in their financial statements the obligations associated with single-employer defined benefit pension plans, retiree health care plans and other postretirement plans. Specifically, it requires a company to (1) recognize on its balance sheet an asset for a plan’s overfunded status or a liability for a plan’s underfunded status, (2) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year, and (3) recognize changes in the funded status of a plan through comprehensive income in the year in which the changes occur. Companies with publicly traded equity securities were required to prospectively adopt the recognition and disclosure provisions of FAS 158 effective for fiscal years ending after December 15, 2006. Regions adopted FAS 158 on December 31, 2006, and recorded an after-tax reduction to the ending balance of accumulated other comprehensive income of $64.1 million to recognize the funded status of Regions’ pension and other postretirement benefit plans. On January 1, 2008, Regions made a cumulative effect adjustment to reflect the transition to a fiscal year-end measurement date, which resulted in an after-tax reduction to beginning retained earnings of approximately $1.7 million. The first year-end measurement date for Regions was December 31, 2008.

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

In March 2007, the FASB ratified the consensus the EITF reached regarding EITF Issue No. 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements” (“EITF 06-10”), which provides accounting guidance for postretirement benefits related to collateral assignment split-dollar life insurance arrangements, whereby the employee owns and controls the insurance policies. The consensus concludes that an employer should recognize a liability for the postretirement benefit in accordance with FAS 106 or APB 12, as well as recognize an asset based on the substance of the arrangement with the employee. EITF 06-10 is effective for fiscal years beginning after December 15, 2007, with early application permitted. Regions adopted EITF 06-4 and 06-10 on January 1, 2008, and the effect of adoption on the consolidated financial statements was an after-tax reduction in retained earnings of approximately $15.5 million.

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

In April 2007, the FASB issued FASB Staff Position FIN 39-1, “Amendment of FASB Interpretation No. 39” (“FSP FIN 39-1”), which permits a reporting entity that is party to a master netting agreement to offset fair value amounts recognized for rights and obligations relating to cash collateral against fair value amounts recognized for derivative instruments that have been offset under the same master netting arrangements. FSP FIN 39-1 requires entities to make an accounting policy election to carry collateral posted/received at fair value, netted against the corresponding derivative positions, or carry collateral posted/received presented separately at cost. FSP FIN 39-1 is effective for fiscal years beginning after November 15, 2007, requiring retrospective application for all financial statements presented. Regions has elected not to present collateral posted/received under master netting arrangements at fair value and thus, has not netted such amounts against derivative amounts included in the consolidated balance sheets. Collateral posted/received is included in other interest-earning assets/short-term borrowings on the consolidated balance sheets.

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

In December 2008, the FASB issued FASB Staff Position No. FAS 140-4 and FIN 46(R)-8, “Disclosures about Transfers of Financial Assets and Interests in Variable Interest Entities” (“FSP 140-4 and 46(R)-8”). This FSP requires additional disclosures by public entities with continuing involvement in transfers of financial assets to special purpose entities and with variable interests in VIEs, including sponsors that have a variable interest in a VIE. Additionally, this FSP requires certain disclosures to be provided by a public entity that is (1) a sponsor of a qualifying special-purpose entity (“SPE”) that holds a variable interest in the qualifying SPE but was not the transferor (nontransferor) of financial assets to the qualifying SPE, and (2) a servicer of a qualifying SPE that holds a significant variable interest in the qualifying SPE but was not the transferor (nontransferor) of financial assets to the qualifying SPE. This FSP is effective for the first reporting period (interim or annual) that ends after December 15, 2008. Regions adopted FSP 140-4 and 46(R)-8 as of December 31, 2008, and the applicable disclosures are contained in Note 2, “Variable Interest Entities” to the consolidated financial statements.

In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payments Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 requires that instruments granted in share-based payment transactions, that are considered to be participating securities, should be included in the earnings allocation in computing earnings per share (“EPS”) under the two-class method described in FASB Statement No. 128, “Earnings per Share”. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008 with all prior period EPS data being adjusted retrospectively. Early adoption is not permitted. Regions adopted FSP EITF 03-6-1 as of December 31, 2008, and the effect of adoption on the consolidated financial statements was not material.

In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”). FSP 157-3 clarifies the application of FAS 157 in a market that is not active. The FSP is intended to address the following application issues: (a) how the reporting entity’s own assumptions (that is, expected cash flows and appropriately risk-adjusted discount rates) should be considered when measuring fair value when relevant observable inputs do not exist; (b) how available observable inputs in a market that is not active should be considered when measuring fair value; and (c) how the use of market quotes (for example, broker quotes or pricing services for the same or similar financial assets) should be considered when assessing the relevance of observable and unobservable inputs available to measure fair value. FSP 157-3 is effective on issuance, including prior periods for which financial statements have not been issued. Regions adopted FSP 157-3 for the quarter ended September 30, 2008 and the effect of adoption on the consolidated financial statements was not material.

FUTURE APPLICATION OF ACCOUNTING STANDARDS

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

In December 2008, the FASB issued FASB Staff Position No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP 132(R)-1”). This FSP amends FASB Statement No. 132(R), “Employer’s Disclosures about Pensions and Other Postretirement Benefits” (“FAS 132(R)”), to require additional disclosures about assets held in an employer’s defined benefit pension or other postretirement plan. This FSP is applicable to an employer that is subject to the disclosure requirements of FAS 132(R) and is generally effective for fiscal years ending after December 15, 2009. Regions is in the process of reviewing the potential impact of FSP 132(R)-1; however, the adoption of FSP 132(R)-1 is not expected to have a material impact to the consolidated financial statements.

NOTE 2. VARIABLE INTEREST ENTITIES

Regions is involved in various entities that are considered to be VIEs, as defined by FASB Interpretation No. 46(R) (“FIN 46 (R)). Generally, a VIE is a corporation, partnership, trust or other legal structure that either does not have equity investors with substantive voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities.

Regions owns the common stock of subsidiary business trusts, which have issued mandatorily redeemable preferred capital securities (“trust preferred securities”) in the aggregate of approximately $1 billion at the time of issuance. These trusts meet the definition of a VIE of which Regions is not the primary beneficiary; the trusts’ only assets are junior subordinated debentures issued by Regions, which were acquired by the trusts using the proceeds from the issuance of the trust preferred securities and common stock. The junior subordinated debentures are included in long-term borrowings and Regions’ equity interests in the business trusts are included in other assets. Interest expense on the junior subordinated debentures is reported in interest expense on long-term borrowings. For regulatory reporting and capital adequacy purposes, the Federal Reserve Board has indicated that such trust preferred securities will continue to constitute Tier 1 Capital until further notice.

Regions periodically invests in various limited partnerships that sponsor affordable housing projects, which are funded through a combination of debt and equity with equity typically comprising 30% to 50% of the total partnerships’ capital. These partnerships meet the definition of a VIE. Due to the nature of the management activities of the general partner, Regions is not the primary beneficiary of these partnerships. Regions’ equity method investments as of December 31, 2008 and 2007 were $710.0 million and $457.3 million, respectively, which are included in other assets. Regions reports its equity share of the partnership gains and losses as an adjustment to non-interest income. The Company also receives credits toward its federal income tax liabilities, which are reported as a reduction of income tax expense (or increase to income tax benefit) and a reduction of federal income taxes payable. Unfunded commitments to the partnerships included in other liabilities were $298.1 million and $156.8 million, respectively. Additionally, Regions has short-term construction loans or letters of credit with certain of the partnerships totaling $187.7 million and $68.9 million as of December 31, 2008 and 2007, respectively. The portion of the letters of credit which was funded was $114.8 million and $49.6 million, at December 31, 2008 and 2007, respectively. The funded portion is classified with commercial loans on the consolidated balance sheets.

NOTE 3. BUSINESS COMBINATIONS AND ASSETS HELD FOR SALE

On November 4, 2006, Regions completed its merger with AmSouth Bancorporation (“AmSouth”), headquartered in Birmingham, Alabama. Regions’ consolidated financial statements include the results of operations of acquired companies only from their respective dates of acquisition. The following unaudited summary information presents the consolidated results of operations of Regions on a pro forma basis for the year ended December 31, 2006 as if AmSouth had been acquired on January 1, 2006. The pro forma summary information does not necessarily reflect the results of operations that would have occurred if the acquisition had occurred at the beginning of the period presented, or of results which may occur in the future.

Unaudited Amounts as of December 31, 2006
(In thousands, except per share data)
Net interest income	$4,809,582
Provision for loan losses	235,173

Net interest income after provision for loan losses	4,574,409
Non-interest income	2,625,456
Non-interest expense	4,524,482

Income before income taxes from continuing operations	2,675,383
Income taxes	849,071

Income from continuing operations	1,826,312

Discontinued operations (Note 4):
Loss from discontinued operations before income taxes	(32,606)
Income tax benefit	(13,230)

Loss from discontinued operations, net of taxes	(19,376)

Net income	$1,806,936

Weighted-average number of shares outstanding:
Basic	732,594
Diluted	737,902
Earnings per share from continuing operations:
Basic	$2.49
Diluted	2.48
Earnings per share:
Basic	2.47
Diluted	2.45

ASSETS HELD FOR SALE

In February 2007, Regions listed more than 100 branch and land properties for sale related to the AmSouth merger. These properties exist in areas where the merger created an overlapping presence. During 2008, additional properties were listed for sale. Regions classified these properties as held for sale at December 31, 2008 and 2007 in other assets on the balance sheet. During 2008 and 2007, Regions sold approximately $43.9 million and $35.4 million, respectively, of properties recorded as held for sale. A net gain of approximately $5.3 million and $32.7 million was recognized in other non-interest expense from continuing operations on the consolidated statements of operations during the years ended December 31, 2008 and 2007, respectively.

BRANCH DIVESTITURES

During the first quarter of 2007, Regions completed the divestiture of 52 former AmSouth branches. These divestitures were required by the Department of Justice and Board of Governors of the Federal Reserve in markets where the merger may have affected competition. The premium received from the divestitures is reflected in goodwill.

NOTE 4. DISCONTINUED OPERATIONS

On March 30, 2007, Regions sold EquiFirst Corporation (“EquiFirst”), a wholly owned non-conforming mortgage origination subsidiary. Consequently, the business related to EquiFirst has been accounted for as discontinued operations and the results are presented separately on the consolidated statements of operations for all periods presented. Resolution of the sales price was completed in October 2008, resulting in an after-tax loss of approximately $10 million.

Prior to the sale of EquiFirst and excluding the loss on the sale, Regions recorded, during 2007, approximately $142 million in after-tax losses related to the operations of EquiFirst. The primary factor in the recognition of these losses was the significant and rapid deterioration of the sub-prime market during the first three months of 2007.

The results from discontinued operations for the years ended December 31 are as follows:

	2008	2007	2006
	(In thousands)
Net interest income	$—	$11,968	$45,140
Provision for loan losses	—	182	127

Net interest income after provision for loan losses	—	11,786	45,013

Total non-interest income, excluding gain on sale of discontinued operations	—	(188,658)	32,384
Total non-interest expense	18,405	52,492	110,003

Loss from discontinued operations before income taxes	(18,405)	(229,364)	(32,606)
Gain on sale of discontinued operations before income taxes	—	11,977	—

Loss from discontinued operations before income taxes	(18,405)	(217,387)	(32,606)
Income tax benefit	(6,944)	(75,319)	(13,230)

Loss from discontinued operations, net of tax	$(11,461)	$(142,068)	$(19,376)

NOTE 5. SECURITIES

The amortized cost and estimated fair value of securities available for sale and securities held to maturity at December 31 are as follows:

	2008
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Securities available for sale:
U.S. Treasury securities	$801,999	$83,726	$—	$885,725
Federal agency securities	1,520,636	175,375	(53)	1,695,958
Obligations of states and political subdivisions	755,365	8,827	(8,048)	756,144
Mortgage-backed securities	14,585,349	283,303	(539,231)	14,329,421
Other debt securities	21,412	105	(2,551)	18,966
Equity securities	1,177,450	427	(14,609)	1,163,268

	$18,862,211	$551,763	$(564,492)	$18,849,482

Securities held to maturity:
U.S. Treasury securities	$14,578	$1,120	$—	$15,698
Federal agency securities	9,728	274	(876)	9,126
Obligations of states and political subdivisions	550	20	—	570
Mortgage-backed securities	19,921	58	(257)	19,722
Other debt securities	2,529	10	—	2,539

	$47,306	$1,482	$(1,133)	$47,655

	2007
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Securities available for sale:
U.S. Treasury securities	$944,306	$5,611	$(3,320)	$946,597
Federal agency securities	3,224,350	93,972	(2,089)	3,316,233
Obligations of states and political subdivisions	725,351	7,585	(1,769)	731,167
Mortgage-backed securities	11,024,643	91,124	(40,337)	11,075,430
Other debt securities	45,046	91	(963)	44,174
Equity securities	1,204,816	1,052	(1,395)	1,204,473

	$17,168,512	$199,435	$(49,873)	$17,318,074

Securities held to maturity:
U.S. Treasury securities	$18,050	$586	$—	$18,636
Federal agency securities	13,423	219	—	13,642
Obligations of states and political subdivisions	1,200	16	—	1,216
Mortgage-backed securities	17,328	33	—	17,361
Other debt securities	934	12	(11)	935

	$50,935	$866	$(11)	$51,790

The following tables present the age of gross unrealized losses and estimated fair value by investment category for securities available for sale at December 31:

	2008
	Less Than Twelve Months		Twelve Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(In thousands)
Federal agency securities	$3,184	$(22)	$1,155	$(31)	$4,339	$(53)
Mortgage-backed securities	1,829,992	(422,059)	660,326	(117,172)	2,490,318	(539,231)
All other securities	204,035	(20,946)	137,428	(4,262)	341,463	(25,208)

	$2,037,211	$(443,027)	$798,909	$(121,465)	$2,836,120	$(564,492)

	2007
	Less Than Twelve Months		Twelve Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(In thousands)
U.S. Treasury securities	$661,273	$(3,303)	$9,983	$(17)	$671,256	$(3,320)
Federal agency securities	401	(1)	702,691	(2,088)	703,092	(2,089)
Mortgage-backed securities	729,973	(2,694)	3,017,234	(37,643)	3,747,207	(40,337)
All other securities	135,536	(1,524)	259,339	(2,603)	394,875	(4,127)

	$1,527,183	$(7,522)	$3,989,247	$(42,351)	$5,516,430	$(49,873)

Regions evaluates securities in a loss position for other-than-temporary impairment, considering such factors as the length of time and the extent to which the market value has been below cost, the credit standing of the issuer, and Regions’ ability and intent to hold the security until its market value recovers. Management does not believe any individual unrealized loss, which was comprised of 1,065 securities and 1,021 securities as of December 31, 2008 and 2007, respectively, represented an other-than-temporary impairment as of those dates. The unrealized losses related primarily to the impact of lower interest rates and widening of credit and liquidity spreads related to U.S. Treasury securities, Federal agency securities and mortgage-backed securities. During 2008 and 2007, Regions recognized a write-down of securities of approximately $28.3 million and $7.2 million, respectively, representing other-than-temporary impairment, related primarily to equity securities and retained interests on beneficial interests.

The cost and estimated fair value of securities available for sale and securities held to maturity at December 31, 2008, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Cost	Estimated Fair Value
	(In thousands)
Securities available for sale:
Due in one year or less	$218,140	$220,083
Due after one year through five years	370,445	392,840
Due after five years through ten years	2,250,671	2,491,922
Due after ten years	260,156	251,948
Mortgage-backed securities	14,585,349	14,329,421
Equity securities	1,177,450	1,163,268

	$18,862,211	$18,849,482

Securities held to maturity:
Due in one year or less	$8,281	$8,442
Due after one year through five years	14,128	14,060
Due after five years through ten years	4,976	5,431
Due after ten years	—	—
Mortgage-backed securities	19,921	19,722

	$47,306	$47,655

Proceeds from sales of securities available for sale in 2008 were $2.1 billion, with gross realized gains and losses of $95.7 million and $3.2 million, respectively. Proceeds from sales of securities available for sale in 2007 were $2.0 billion, with gross realized gains and losses of $41.6 million and $50.2 million, respectively. Proceeds from sales of securities available for sale in 2006 were $3.8 billion, with gross realized gains and losses of $8.2 million and $50,000, respectively.

Equity securities included $990.8 million and $738.0 million of amortized cost related to Federal Reserve Bank stock and Federal Home Loan Bank (“FHLB”) stock as of December 31, 2008 and 2007, respectively, whose estimated fair value approximates its carrying amount.

Securities with carrying values of $16.1 billion and $15.1 billion at December 31, 2008 and 2007, respectively, were pledged to secure public funds, trust deposits and certain borrowing arrangements.

In January 2009, Regions sold approximately $656 million in available for sale U.S. Treasury securities and recognized a gain of approximately $52.1 million. The proceeds will be reinvested in U.S. government agency mortgage-backed securities classified as available for sale.

NOTE 6. LOANS

The loan portfolio at December 31 consisted of the following:

	2008	2007
	(In thousands)
Commercial and industrial	$23,595,418	$20,906,617
Commercial real estate	26,208,325	23,107,176
Construction	10,634,063	13,301,898
Residential first mortgage	15,839,015	16,959,545
Home equity	16,130,255	14,962,007
Indirect	3,853,770	3,938,113
Other consumer	1,157,839	2,203,491

	$97,418,685	$95,378,847

The loan portfolio is diversified geographically, primarily within Alabama, Arkansas, Florida, Georgia, Illinois, Indiana, Iowa, Kentucky, Louisiana, Mississippi, Missouri, North Carolina, South Carolina, Tennessee, Texas and Virginia.

Regions considers its residential homebuilder, home equity loans secured by second liens in Florida and condominium portfolios as concentrations due to the recent stresses from economic downturns and real estate market deterioration. The residential homebuilder portfolio was approximately $4.4 billion and $7.2 billion, respectively at December 31, 2008 and 2007, and represented extensions of credit to real estate developers where repayment is dependent on the sale of real estate. The majority of these loans are reported in the construction category while a smaller portion is reported as commercial real estate. The residential homebuilder portfolio is geographically concentrated in Florida and Atlanta, Georgia. The home equity portfolio, mainly second liens in Florida, was $3.7 billion and $3.3 billion at December 31, 2008 and 2007, respectively. The condominium portfolio was $0.9 billion and $1.6 billion at December 31, 2008 and 2007, respectively. At December 31, 2008, these stressed portfolios amounted to $9.0 billion, or 9.3% of the loan portfolio, down $3.1 billion from prior-year levels.

Unearned income totaled $2.1 billion and $2.2 billion at December 31, 2008 and 2007, respectively. Included in loans, net of unearned income at December 31, 2008 and 2007, were $107.1 million and $98.2 million, respectively, of net deferred loan costs. Unamortized net discounts on loans net of unearned income totaled $25.7 million and $99.9 million at December 31, 2008 and 2007, respectively.

Included in commercial loans were $2.4 billion of rentals receivable and $2.2 billion of unearned income on leveraged leases at both December 31, 2008 and 2007. Also, estimated residuals on leveraged leases were $481.4 million and $481.8 million at December 31, 2008 and 2007, respectively. Pre-tax income from leveraged leases for the years ending December 31, 2008, 2007 and 2006 was $66.6 million, $67.0 million and $12.2 million, respectively. The tax effect of this income was an expense of $61.7 million, $62.1 million and $8.6 million for the years ending December 31, 2008, 2007 and 2006, respectively.

At December 31, 2008, non-accrual loans including loans held for sale totaled $1,475.0 million, compared to $743.6 million at December 31, 2007. The amount of interest income recognized in 2008, 2007 and 2006 on non-accrual loans was approximately $41.3 million, $24.5 million and $9.5 million, respectively. If these loans had been current in accordance with their original terms, approximately $116.5 million, $39.9 million and $29.0 million, respectively, would have been recognized on these loans in 2008, 2007 and 2006. At December 31, 2008 and 2007, Regions had loans contractually past due 90 days or more and still accruing of approximately $554.4 million and $356.7 million, respectively.

Impaired loans are defined in Note 1. The recorded investment in impaired loans was $1,421.1 million at December 31, 2008 and $660.4 million at December 31, 2007. The allowance allocated to impaired loans, excluding TDRs which are detailed in the table below, totaled $129.8 million and $103.9 million at

December 31, 2008 and 2007, respectively. The allowance allocated to TDRs totaled $9.3 million and zero at December 31, 2008 and 2007, respectively. The average amount of impaired loans was $1,262.2 million during 2008, $396.0 million during 2007 and $212.3 million during 2006. No material amount of interest income was recognized on impaired loans for the years ended December 31, 2008, 2007 or 2006.

In addition to the impaired loans discussed in the preceding paragraph, there were approximately $423.3 million in nonperforming loans classified as held for sale at December 31, 2008. There were none at December 31, 2007. The loans are larger balance credits, primarily commercial real estate. Management does not have the intent to hold these loans for the foreseeable future. The loans are carried at an amount approximating a price which will be recoverable through the loan sale market. Because the adjusted carrying value is lower than the outstanding principal, these loans are considered impaired under FAS 114.

The following table summarizes TDRs for the years ended December 31:

	2008	2007
	(In thousands)
Accruing:
Commercial and industrial	$926	$—
Residential first mortgage	406,017	—
Home equity	47,788	—

	454,731	—
Non-accrual status or 90 days past due:
Commercial and industrial	10,383	10,952
Residential first mortgage	66,961	—
Home equity	593	—

	77,937	10,952

	$532,668	$10,952

Regions had approximately $77.3 million and $100.6 million in book value of sub-prime loans retained from the disposition of EquiFirst at December 31, 2008 and 2007, respectively. The credit loss exposure related to these loans is addressed in management’s periodic determination of the allowance for credit losses.

As of December 31, 2008, Regions had funded $331.7 million in letters of credit backing Variable-Rate Demand Notes (“VRDNs”). These loans are included in the commercial category in the table above. An additional $9 million has been tendered but not yet funded. The remaining unfunded VRDN letters of credit portfolio is approximately $4.9 billion (net of participations).

Regions’ recorded recourse liability, which primarily relates to residential mortgage loans, totaled $31.8 million and $29.8 million at December 31, 2008 and 2007, respectively. The recourse liability represents Regions’ estimated credit losses on contingent repurchases of loans or make-whole payments related to residential mortgage loans previously sold. This recourse arises when debtors fail to pay for an initial period of time after the loan is sold or due to defects in the underwriting of the sold loans.

At December 31, 2008 and 2007, approximately $5.5 billion and $6.3 billion, respectively, of first mortgage loans on one-to-four family dwellings held by Regions were pledged to secure borrowings from the FHLB, as well as $6.0 billion of home equity loans at December 31, 2008 (see Note 14 for further discussion). At December 31, 2008, approximately $22.0 billion of commercial loans, $6.0 billion of home equity loans and $3.1 billion of other consumer loans held by Regions were pledged to the Federal Reserve Bank. At December 31, 2007, approximately $0.7 billion of commercial loans, $11.2 billion of home equity loans and $3.0 billion of other consumer loans held by Regions were pledged to the Federal Reserve Bank.

Directors and executive officers of Regions and its principal subsidiaries, including the directors’ and officers’ families and affiliated companies, are loan and deposit customers and have other transactions with Regions in the ordinary course of business. Total loans to these persons (excluding loans which in the aggregate do not exceed $60,000 to any such person) at December 31, 2008 and 2007 were approximately $319 million and $367 million, respectively. These loans were made in the ordinary course of business and on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other persons and involve no unusual risk of collectibility.

NOTE 7. ALLOWANCE FOR CREDIT LOSSES

The allowance for credit losses consists of the allowance for loan losses, which is presented on the consolidated balance sheets as a contra-asset to loans, and the reserve for unfunded credit commitments, which is included in other liabilities in the consolidated balance sheets.

An analysis of the allowance for credit losses for the years ended December 31 follows:

	2008	2007	2006
	(In thousands)
Allowance for loan losses:
Balance at beginning of year	$1,321,244	$1,055,953	$783,536
Allowance of purchased institutions at acquisition date	—	—	335,833
Transfer to/from reserve for unfunded commitments (1)	—	—	(51,835)
Allowance allocated to sold loans and loans transferred to loans held for sale	(5,010)	(19,369)	(14,140)
Provision for loan losses—continuing operations	2,057,000	555,000	142,373
Provision for loan losses—discontinued operations	—	182	127
Loan losses:
Charge-offs	(1,639,474)	(367,565)	(219,479)
Recoveries	92,389	97,043	79,538

Net loan losses	(1,547,085)	(270,522)	(139,941)

Balance at end of year	$1,826,149	$1,321,244	$1,055,953

Reserve for unfunded credit commitments:
Balance at beginning of year	58,254	51,835	—
Transfer from allowance for loan losses (1)	—	—	51,835
Provision for unfunded credit commitments	15,276	6,419	—

Balance at end of year	$73,530	$58,254	$51,835

Total allowance for credit losses	$1,899,679	$1,379,498	$1,107,788

(1)	During the fourth quarter of 2006, Regions transferred a portion of the allowance for loan losses related to unfunded credit commitments to other liabilities.

NOTE 8. TRANSFERS AND SERVICING OF FINANCIAL ASSETS

Prior to the third quarter of 2008, Regions sold commercial loans to third-party multi-issuer conduits, of which Regions retained servicing responsibilities. As of December 31, 2008, Regions had discontinued the sale and securitization of commercial loans to conduits. As part of the sale and securitization of commercial loans to conduits, Regions provided credit enhancements to the conduits in the form of letters of credit totaling zero and $50.0 million at December 31, 2008 and 2007, respectively. Regions also provided liquidity lines of credit to support the issuance of commercial paper under 364-day loan commitments. These liquidity lines could be drawn upon in the unlikely event of a commercial paper market disruption or other factors, which could prevent the asset-backed commercial paper issuers from being able to issue commercial paper. Regions had liquidity lines of credit supporting these conduit transactions of zero and $41.5 million at December 31, 2008 and 2007, respectively. No gains or losses were recognized on commercial loans sold to third-party conduits nor was any retained interest recorded due to the relatively short life of the commercial loans sold into the conduits.

Also during 2008, Regions exercised a clean-up call on an indirect auto loan conduit that had approximately $3.2 million in securitized loans as of December 31, 2007.

The following table summarizes amounts recognized in the consolidated financial statements related to securitization transactions for the years ended December 31:

	2008	2007	2006
	(In thousands )
Proceeds from securitizations	$41,505	$423,230	$47,557
Net gains	—	2,178	—
Servicing fees received	1,079	3,130	4,229
Other cash (outflows) inflows	(88)	(183)	336

An analysis of mortgage servicing rights for the years ended December 31 is presented below:

	2008	2007
	(In thousands)
Balance at beginning of year	$368,654	$416,217
Amounts capitalized	58,632	56,931
Sale of servicing assets	(71,172)	(25,577)
Amortization	(75,430)	(78,917)

	280,684	368,654
Valuation allowance	(119,794)	(47,346)

Balance at end of year	$160,890	$321,308

The changes in the valuation allowance for mortgage servicing assets were as follows for the years ended December 31:

	2008	2007
	(In thousands)
Balance at beginning of year	$47,346	$41,346
Release of impairment—sale of MSRs	(12,552)	—
Impairment of mortgage servicing rights	85,000	6,000

Balance at end of year	$119,794	$47,346

Data and assumptions used in the fair value calculation related to mortgage servicing rights for the years ended December 31 are as follows:

	2008	2007
Weighted-average prepayment speeds	597	393
Weighted-average discount rate	10.30%	9.80%
Weighted-average coupon interest rate	6.13%	6.18%
Weighted-average remaining maturity (months)	279	278
Weighted-average servicing fee (basis points)	28.80	30.96

The estimated fair values of capitalized mortgage servicing rights were $160.9 million and $321.3 million at December 31, 2008 and 2007, respectively. In 2008, 2007 and 2006, Regions’ amortization of mortgage servicing rights was $75.4 million, $78.9 million and $70.6 million, respectively.

During 2008, 2007 and 2006, Regions recognized $86.3 million, $102.2 million and $130.6 million, respectively, in contractually specified servicing fees, late fees and other ancillary income resulting from the servicing of mortgage loans.

NOTE 9. PREMISES AND EQUIPMENT

A summary of premises and equipment at December 31 is as follows:

	2008	2007
	(In thousands)
Land and land improvements	$518,747	$483,598
Premises	1,619,124	1,371,822
Furniture and equipment	1,145,818	985,277
Software	151,314	111,214
Leasehold improvements	317,067	239,690
Construction in progress	327,409	480,401

	4,079,479	3,672,002
Accumulated depreciation and amortization	(1,293,436)	(1,061,151)

	$2,786,043	$2,610,851

NOTE 10. INTANGIBLE ASSETS

GOODWILL

Goodwill allocated to each reportable segment as of December 31 is presented as follows:

	2008	2007
	(In thousands)
General Banking/Treasury	$4,690,731	$10,668,531
Investment Banking/Brokerage/Trust	740,264	727,611
Insurance	117,300	95,531

Balance at end of year	$5,548,295	$11,491,673

A summary of goodwill activity at December 31 is presented as follows:

	2008	2007
	(In thousands)
Balance at beginning of year	$11,491,673	$11,175,647
Acquisition of AmSouth	—	336,824
Acquisitions of other businesses	37,556	34,020
Impairment	(6,000,000)	—
Disposition of EquiFirst	—	(34,506)
Tax adjustments	19,066	(20,312)

Balance at end of year	$5,548,295	$11,491,673

As stated in Note 1, Regions evaluates each reporting unit’s goodwill for impairment on an annual basis in the fourth quarter, or more often if events or circumstances indicate that there may be impairment. Due to the economic environment, Regions performed interim impairments tests during the second and third quarters of 2008. Step One of the interim impairment tests indicated that the fair value of the respective reporting units was greater than the carrying value (including goodwill) during those quarters.

In the fourth quarter of 2008, Regions’ Step One analysis indicated potential impairment for the General Banking/Treasury reporting unit. Therefore, Step Two was performed and resulted in the Company recording a goodwill impairment charge of $6.0 billion in the General Banking/Treasury reporting unit. The primary cause of the goodwill impairment in the General Banking/Treasury reporting unit was the continued and significant decline in the estimated fair value of the unit. This was evidenced by rapid deterioration in credit costs, continued compression of the net interest margin, costs of preferred stock investment by the U.S. Treasury and continued declines in the Company’s overall market capitalization compounded by investor anxiety caused by the financial crises affecting the U.S. banking system during the fourth quarter of 2008.

The Investment Banking/Brokerage/Trust and Insurance reporting units’ Step One impairment tests indicated that the fair values of those reporting units were greater than the carrying values (including goodwill) during 2008; therefore, Step Two was not performed by the Company for these units.

OTHER INTANGIBLES

A summary of core deposit intangible assets at December 31 is presented as follows:

	2008	2007
	(In thousands)
Balance at beginning of year	$715,196	$941,880
Amounts related to business combinations	2,336	(71,338)
Accumulated amortization, beginning of year	(293,906)	(138,560)
Amortization	(134,139)	(155,346)

Accumulated amortization, end of year	(428,045)	(293,906)

Balance at end of year	$583,393	$715,196

Regions’ core deposit intangible assets are being amortized on an accelerated basis over a ten-year period.

Other identifiable intangible assets are reviewed at least annually, usually in the fourth quarter, for events or circumstances that could impact the recoverability of the intangible asset. These events could include loss of core deposits, increased competition or adverse changes in the economy. To the extent other identifiable intangible assets are deemed unrecoverable, impairment losses are recorded in other non-interest expense to reduce the carrying amount.

Regions has other intangible assets totaling $55.0 million and $44.6 million at December 31, 2008 and 2007, respectively. These other intangible assets resulted from customer relationships and employment agreements related to various acquisitions and are being amortized primarily on an accelerated basis over a period ranging from two to twelve years. In 2008 and 2007, Regions’ amortization of other intangibles was $15.6 million and $5.9 million, respectively. Regions noted no indicators of impairment for all other identifiable intangible assets.

The aggregate amount of amortization expense for core deposit intangibles and other intangibles is estimated to be $133.3 million in 2009, $120.0 million in 2010, $101.6 million in 2011, $88.3 million in 2012, and $74.9 million in 2013.

NOTE 11. FORECLOSED PROPERTIES

Other real estate acquired in foreclosure is carried at the lower of the recorded investment in the loan or fair value less estimated cost to sell.

An analysis of foreclosed properties for the years ended December 31 follows:

	2008	2007
	(In thousands)
Balance at beginning of year	$120,465	$72,663
Transfer from loans	414,202	181,988
Foreclosed property sold	(233,835)	(119,211)
Writedowns and partial liquidations	(57,871)	(14,975)

	122,496	47,802

Balance at end of year	$242,961	$120,465

NOTE 12. DEPOSITS

The following schedule presents a detail of interest-bearing deposits at December 31:

	2008	2007
	(In thousands)
Savings accounts	$3,662,949	$3,646,632
Interest-bearing transaction accounts	15,022,207	15,846,139
Money market accounts	19,470,886	18,934,309
Money market accounts—foreign	1,812,446	3,482,603
Time deposits	32,368,498	26,507,459

Customer deposits	72,336,986	68,417,142
Time deposits	110,236	2,791,386
Other foreign deposits	—	5,149,174

Treasury deposits	110,236	7,940,560

	$72,447,222	$76,357,702

The aggregate amount of time deposits of $100,000 or more, including certificates of deposit of $100,000 or more, was $12.7 billion at both December 31, 2008 and 2007, respectively.

The aggregate amount of maturities of all time deposits (deposits with stated maturities, consisting primarily of certificates of deposit and IRAs) in each of the next five years is as follows: 2009–$20.4 billion; 2010–$7.0 billion; 2011–$3.4 billion; 2012–$1.4 billion; 2013–$0.2 billion; and thereafter–$0.1 billion.

During the third quarter of 2008, Regions, in an FDIC-assisted transaction, assumed approximately $900 million of deposits from Integrity Bank in Alpharetta, Georgia.

NOTE 13. SHORT-TERM BORROWINGS

Following is a summary of short-term borrowings at December 31:

	2008	2007
	(In thousands)
Federal funds purchased	$34,502	$5,182,649
Securities sold under agreements to repurchase	3,107,991	3,637,586
Term Auction Facility	10,000,000	—
Treasury, tax and loan notes	125	1,150,000
Federal Home Loan Bank structured advances	1,500,000	100,000
Short-sale liability	628,666	451,344
Brokerage customer liabilities	430,626	505,487
Other short-term borrowings	120,052	93,056

	$15,821,962	$11,120,122

Federal funds purchased and securities sold under agreements to repurchase are used to satisfy daily funding needs. Federal funds purchased and securities sold under agreements to repurchase had weighted-average maturities of 2 days and 20 days at December 31, 2008 and 2007, respectively. Weighted-average rates on these dates were 0.5% and 3.3%, respectively.

During 2008, the Company utilized short-term borrowings through participation in the Federal Reserve’s Term Auction Facility (“TAF”). These fundings were utilized primarily to repay other short-term borrowings or provide excess balances at the Federal Reserve. The majority of the excess balances Regions carried in the Federal Reserve cash account at year-end were generated through the TAF facility. The TAF was designed to address pressures in short-term funding markets. Under the TAF, the Federal Reserve auctions term funds to depository institutions with maturities of 28 or 84 days. All depository institutions that are eligible to borrow under the primary credit program are eligible to participate in TAF auctions. All advances are fully collateralized using collateral values and margins applicable for other Federal Reserve lending programs. Borrowings under the TAF had a weighted-average maturity of 13 days and a weighted-average interest rate of 1.14% at December 31, 2008.

Treasury, tax and loan notes consist of borrowings from the Federal Reserve Bank. See Note 14 to the consolidated financial statements for further discussion of Regions’ borrowing capacity with the FHLB.

The short-sale liability represents Regions’ trading obligation to deliver certain securities at a predetermined date and price. Through Morgan Keegan, Regions maintains a liability for its brokerage customer position, which represents liquid funds in the customers’ brokerage accounts.

Morgan Keegan maintains certain lines of credit with unaffiliated banks that provide for maximum borrowings of $585 million and $485 million as of December 31, 2008 and 2007, respectively. Amounts outstanding under these lines of credit as of December 31, 2008 and 2007, are included in other short-term borrowings.

At December 31, 2008, Regions can borrow a maximum amount of approximately $9.0 billion from the Federal Reserve Bank. Regions has pledged certain commercial, home equity and other consumer loans as discount window collateral. See Note 6 for loans pledged to the Federal Reserve Bank at December 31, 2008 and 2007.

NOTE 14. LONG-TERM BORROWINGS

Long-term borrowings at December 31 consist of the following:

	2008	2007
	(In thousands)
Federal Home Loan Bank structured advances	$1,628,363	$1,662,898
Other Federal Home Loan Bank advances	6,468,705	2,119,318
6.375% subordinated notes due 2012	597,935	597,343
7.75% subordinated notes due 2011	523,198	533,912
7.00% subordinated notes due 2011	499,453	499,227
7.375% subordinated notes due 2037	300,000	300,000
6.125% subordinated notes due 2009	175,252	176,722
6.75% subordinated debentures due 2025	163,385	163,840
7.75% subordinated notes due 2024	100,000	100,000
7.50% subordinated notes due 2018 (Regions Bank)	749,404	—
6.45% subordinated notes due 2037 (Regions Bank)	497,224	497,191
4.85% subordinated notes due 2013 (Regions Bank)	489,783	487,696
5.20% subordinated notes due 2015 (Regions Bank)	345,246	344,523
6.45% subordinated notes due 2018 (Regions Bank)	—	321,657
6.50% subordinated notes due 2018 (Regions Bank)	—	311,439
3.25% senior bank notes due 2011	2,000,616	—
2.75% senior bank notes due 2010	999,329	—
LIBOR floating rate senior bank notes due 2010	750,000	—
4.375% senior notes due 2010	494,816	492,104
LIBOR floating rate senior notes due 2012	350,000	350,000
LIBOR floating rate senior notes due 2009	249,985	249,963
LIBOR floating rate senior debt notes due 2008	—	399,762
4.50% senior debt notes due 2008	—	349,694
6.625% junior subordinated notes due 2047	699,814	699,814
8.875% junior subordinated notes due 2048	345,010	—
Other long-term debt	483,902	545,298
Valuation adjustments on hedged long-term debt	319,857	122,389

	$19,231,277	$11,324,790

Long-term FHLB structured advances have stated maturities ranging from 2009 to 2013, but are convertible quarterly at the option of the FHLB. The convertible feature provides that after a specified date in the future, the advances will remain at a fixed rate, or Regions will have the option to either pay off the advance or convert from a fixed rate to a variable rate based on the LIBOR index. The FHLB structured advances have a weighted-average interest rate of 5.4% at December 31, 2008 and 2007, and 5.3% at December 31, 2006. Other FHLB advances at December 31, 2008, 2007 and 2006 have a weighted-average interest rate of 3.8%, 4.8% and 4.3%, respectively, with maturities of one to twenty years. Under the Blanket Agreement for Advances and Security Agreement with the FHLB, Regions can borrow a maximum amount of approximately $1.1 billion from the FHLB. Borrowings are contingent upon collateral pledges to the FHLB. Regions has pledged certain residential first mortgage loans on one-to-four family dwellings as collateral for the FHLB advances outstanding. See Note 6 for loans pledged to the FHLB at December 31, 2008 and 2007. Additionally, membership in the FHLB requires an institution to hold FHLB stock. FHLB stock was $458.2 million at December 31, 2008 and $200.8 million at December 31, 2007.

As of December 31, 2008, Regions has eleven issuances of subordinated notes of $4.4 billion, with stated interest rates ranging from 4.85% to 7.75%. In May 2008, Regions Bank issued $750 million of subordinated notes bearing an initial fixed rate of 7.50%, with a final maturity of May 15, 2018. All issuances of these notes are, by definition, subordinated and subject in right of payment of both principal and interest to the prior payment in full of all senior indebtedness of the Company, which is generally defined as all indebtedness and other obligations of the Company to its creditors, except subordinated indebtedness. Payment of the principal of the notes may be accelerated only in the case of certain events involving bankruptcy, insolvency proceedings or reorganization of the Company. The subordinated notes described above qualify as Tier 2 capital under Federal Reserve guidelines.

The 6.50% and the 6.45% subordinated notes due 2018 were called during 2008, with Regions recognizing a loss of approximately $65.4 million upon extinguishment in other non-interest expense. The 6.125% subordinated notes due 2009 may be redeemed by Regions prior to March 1, 2009, at the greater of 100% of the principal amount or an amount based on a preset formula. All other subordinated notes are not redeemable prior to maturity.

As of December 31, 2008, Regions had senior notes totaling $4.8 billion. In October 2008, the Federal Deposit Insurance Corporation (“FDIC”) announced a new program – the Temporary Liquidity Guarantee Program (“TLGP”) – to strengthen confidence and encourage liquidity in the banking system by guaranteeing newly issued senior unsecured debt of banks, thrifts and certain holding companies, and by providing full coverage of non-interest bearing deposit transaction accounts, regardless of dollar amount. Under the final rules, certain newly issued senior unsecured debt with maturities greater than 30 days issued on or before June 30, 2009, would be backed by the “full faith and credit” of the U.S. government through June 30, 2012. The FDIC’s payment obligation under the guarantee for eligible senior unsecured debt would be triggered by a payment default. The guarantee is limited to 125% of senior unsecured debt as of September 30, 2008 that is scheduled to mature before June 30, 2009. This includes federal funds purchased, promissory notes, commercial paper and certain types of inter-bank funding. Participants will be charged a 50-100 basis point fee to protect their new debt issues which varies depending on the maturity date (amounts paid as a non-refundable fee will be applied to offset the guarantee fee until the non-refundable fee is exhausted). In December 2008, Regions Bank completed an offering of $3.75 billion of qualifying senior bank notes covered by the TLGP to include $2.0 billion of 3.25% senior notes due December 9, 2011; $1.0 billion of 2.75% senior notes due December 10, 2010; $500 million of floating rate senior notes due December 10, 2010 and $250 million of floating rate senior bank notes due June 11, 2010. Payment of principal and interest on the notes will be guaranteed by the full faith and credit of the United States pursuant to the TLGP. The Company has remaining capacity under the TLGP to issue up to an additional $4.0 billion. Approximately $750 million of senior debt notes matured during the third quarter of 2008. The $250 million of notes that mature on June 26, 2009 currently have an interest rate of LIBOR plus 3 basis points. None of the senior notes are redeemable prior to maturity.

In April 2008, Regions issued $345 million of junior subordinated notes (“JSNs”) bearing an initial fixed interest rate of 8.875%. These junior subordinated notes have a scheduled maturity of June 15, 2048 and a final maturity of June 15, 2078, and are redeemable at Regions’ option on or after June 15, 2013. The JSNs were issued to affiliated trusts, which contemporaneously issued trust preferred securities which Regions guaranteed.

Other long-term debt at December 31, 2008, 2007 and 2006 had weighted-average interest rates of 2.9%, 6.1% and 6.4%, respectively, and a weighted-average maturity of 4.9 years at December 31, 2008. Regions has $62.8 million included in other long-term debt in connection with a seller-lessee transaction with continuing involvement (see Note 25 to the consolidated financial statements for further information).

Regions uses derivative instruments, primarily interest rate swaps, to manage interest rate risk by converting a portion of its fixed-rate debt to a variable-rate. The effective rate adjustments related to these hedges are included in interest expense on long-term borrowings. The weighted-average interest rate on total long-term debt, including the effect of derivative instruments, was 4.6%, 5.7% and 5.6% for the years ended December 31, 2008, 2007 and 2006, respectively. Further discussion of derivative instruments is included in Note 22 to the consolidated financial statements.

The aggregate amount of contractual maturities of all long-term debt in each of the next five years and thereafter is as follows: 2009–$2.7 billion; 2010–$5.5 billion; 2011–$5.4 billion; 2012–$0.9 billion; 2013–$1.0 billion; and thereafter–$3.7 billion.

In May 2007, Regions filed a new shelf registration statement with the U.S. Securities and Exchange Commission. This shelf registration does not have a capacity limit and can be utilized by Regions to issue various debt and/or equity securities.

At December 31, 2008, Regions Bank had issued the maximum amount of $5 billion under its previously approved Bank Note program. In July 2008, the Board of Directors approved a new Bank Note program that allows Regions Bank to issue up to $20 billion aggregate principal amount of bank notes that can be outstanding at any one time. No issuances had been made under this program as of December 31, 2008. Notes issued under the new program may be senior notes with maturities from 30 days to 15 years and subordinated notes with maturities from 5 years to 30 years. These notes are not deposits and they are not insured or guaranteed by the FDIC.

NOTE 15. REGULATORY CAPITAL REQUIREMENTS AND RESTRICTIONS

Regions and Regions Bank are subject to regulatory capital requirements administered by Federal banking agencies. These regulatory capital requirements involve quantitative measures of the Company’s assets, liabilities and certain off-balance sheet items, and also qualitative judgments by the regulators. Failure to meet minimum capital requirements can subject the Company to a series of increasingly restrictive regulatory actions. As of December 31, 2008 and 2007, the most recent notification from Federal banking agencies categorized Regions and its significant subsidiaries as “well capitalized” under the regulatory framework.

Minimum capital requirements for all banks are Tier 1 Capital of at least 4% of risk-weighted assets, Total Capital of at least 8% of risk-weighted assets and a Leverage Ratio of 3%, plus an additional 100 to 200 basis-point cushion in certain circumstances, of adjusted quarterly average assets. Tier 1 Capital consists principally of stockholders’ equity, excluding accumulated other comprehensive income, less goodwill and certain other intangibles. Total Capital consists of Tier 1 Capital plus certain debt instruments and the allowance for credit losses, subject to limitation. The Company believes that no changes in conditions or events have occurred since December 31, 2008, which would result in changes that would cause Regions or Regions Bank to fall below the well capitalized level.

Regions’ and its banking subsidiaries’ capital levels at December 31 exceeded the “well capitalized” levels, as shown below:

	December 31, 2008		To Be Well Capitalized
	Amount	Ratio
	(Dollars in thousands)
Tier 1 Capital:
Regions Financial Corporation	$12,068,029	10.38%	6.00%
Regions Bank	9,640,018	8.41	6.00
Total Capital:
Regions Financial Corporation	$17,013,531	14.64%	10.00%
Regions Bank	13,233,313	11.55	10.00
Leverage:
Regions Financial Corporation	$12,068,029	8.47%	5.00%
Regions Bank	9,640,018	6.91	5.00

	December 31, 2007		To Be Well Capitalized
	Amount	Ratio
	(Dollars in thousands)
Tier 1 Capital:
Regions Financial Corporation	$8,440,965	7.29%	6.00%
Regions Bank	9,798,731	8.65	6.00
Total Capital:
Regions Financial Corporation	$13,029,672	11.25%	10.00%
Regions Bank	12,688,360	11.20	10.00
Leverage:
Regions Financial Corporation	$8,440,965	6.66%	5.00%
Regions Bank	9,798,731	7.94	5.00

Regions Bank is required to maintain reserve balances with the Federal Reserve Bank. The average amount of the reserve balances maintained for the years ended December 31, 2008 and 2007, was approximately $73.1 million and $28.2 million, respectively.

Substantially all net assets are owned by subsidiaries. The primary source of operating cash available to Regions is provided by dividends from subsidiaries. Statutory limits are placed on the amount of dividends the subsidiary bank can pay without prior regulatory approval. In addition, regulatory authorities require the maintenance of minimum capital-to-asset ratios at banking subsidiaries. Under the Federal Reserve’s Regulation H, Regions Bank may not, without approval of the Federal Reserve, declare or pay a dividend to Regions if the total of all dividends declared in a calendar year exceeds the total of (a) Regions Bank’s net income for that year and (b) its retained net income for the preceding two calendar years, less any required transfers to additional paid-in capital or to a fund for the retirement of preferred stock. As a result of the loss incurred by Regions Bank in 2008, Regions Bank cannot, without approval from the Federal Reserve, declare or pay a dividend to Regions until such time as Regions Bank is able to satisfy the criteria discussed in the preceding sentence. Given the loss in 2008, Regions Bank does not expect to be able to pay dividends to Regions in the near term without obtaining regulatory approval. In addition to dividend restrictions, Federal statutes also prohibit unsecured loans from banking subsidiaries to the parent company. Because of these limitations, substantially all of the net assets of Regions’ subsidiaries are restricted.

In addition, Regions must adhere to various U.S. Department of Housing and Urban Development (“HUD”) regulatory guidelines including required minimum capital to maintain their Federal Housing Administration approved status. Failure to comply with the HUD guidelines could result in withdrawal of this certification. As of December 31, 2008, Regions was in compliance with HUD guidelines. Regions is also subject to various capital requirements by secondary market investors.

NOTE 16. STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

On November 14, 2008, Regions completed the sale of 3.5 million shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A, par value $1.00 and liquidation preference $1,000.00 per share (and $3.5 billion liquidation preference in the aggregate) to the U.S. Treasury as part of the Capital Purchase Program (“CPP”). The U.S. Treasury’s investment in Regions is part of the government’s program to provide capital to the healthy financial institutions that are the core of the nation’s economy in order to increase the flow of credit to consumers and businesses and provide additional assistance to distressed homeowners facing foreclosure. Regions will pay the U.S. Treasury on a quarterly basis a 5% dividend, or $175 million annually, for each of the first five years of the investment, and 9% thereafter unless Regions redeems the shares. As part of its purchase of the preferred securities, the U.S. Treasury also received a warrant to purchase 48.3 million shares of Regions’ common stock at an exercise price of $10.88 per share, subject to certain anti-dilution and other adjustments. The warrant expires ten years from the issuance date. The fair value allocation of the $3.5 billion between the preferred shares and the warrant resulted in $3.304 billion allocated to the preferred shares and $196 million allocated to the warrant. Accrued dividends on the preferred shares reduced retained earnings by $26.2 million during 2008. The unamortized discount on the preferred shares at December 31, 2008 was $192.6 million. Both the preferred securities and the warrant will be accounted for as components of Regions’ regulatory Tier 1 Capital.

On January 18, 2007, Regions’ Board of Directors approved the repurchase of 50 million shares of the Company’s outstanding common stock. The common shares may be repurchased in the open market or in privately negotiated transactions and will be taken into treasury. This authorization was in addition to the 13.8 million shares available for repurchase under previous authorizations. There were no treasury stock purchases through open market transactions during 2008. The Company, like many other financial institutions, is in a capital conservation mode and does not expect to repurchase shares in the near term. Regions’ ability to repurchase shares is limited under the terms of the CPP. Under that agreement, Regions cannot repurchase its shares without the approval of the U. S. Treasury until November 14, 2011 or until the U. S. Treasury no longer owns any of the Series A Preferred Stock. Regions stock maintained within trust or brokerage accounts related to Company deferred compensation plans was recorded in treasury stock during 2008. During 2007, Regions repurchased 40.8 million shares, respectively, at a cost of $1.4 billion. At December 31, 2008, there were approximately 23.1 million shares remaining under this authorization.

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

At December 31, 2008, there were 53,288,000 shares reserved for issuance under stock compensation plans. Stock options outstanding represent 52,955,000 shares and 333,000 shares are reserved for issuance under deferred compensation plans.

In 2008, Regions decreased its dividend to $0.96 per common share, compared to $1.46 in 2007 and $1.40 in 2006. Also, the payment of dividends by Regions to its shareholders is limited to $0.10 per share per quarter until November 14, 2011 or until the U. S. Treasury no longer owns any of Regions Series A Preferred Stock.

In 2006, Regions retired 31.0 million shares of treasury stock, with a cost of $1.1 billion. There were no retirements of treasury stock during 2008 and 2007.

Comprehensive income (loss) is the total of net income (loss) and all other non-owner changes in equity. Items that are to be recognized under accounting standards as components of comprehensive income (loss) are displayed in the consolidated statements of changes in stockholders’ equity. In the calculation of comprehensive income (loss), certain reclassification adjustments are made to avoid double-counting items that are displayed as part of net income for a period that also had been displayed as part of other comprehensive income (loss) in that period or earlier periods.

The disclosure of the reclassification amount for the years ended December 31 is as follows:

	2008
	Before Tax	Tax Effect	Net of Tax
	(In thousands)
Net income (loss)	$(5,950,832)	$355,058	$(5,595,774)
Net unrealized holding gains and losses on securities available for sale arising during the period	(70,440)	29,325	(41,115)
Less: reclassification adjustments for net securities gains realized in net income (loss)	92,495	(32,373)	60,122

Net change in unrealized gains and losses on securities available for sale	(162,935)	61,698	(101,237)
Net unrealized holding gains and losses on derivatives arising during the period	448,845	(170,696)	278,149
Less: reclassification adjustments for net gains realized in net income (loss)	142,138	(54,068)	88,070

Net change in unrealized gains and losses on derivative instruments	306,707	(116,628)	190,079
Net actuarial gains and losses arising during the period	(503,691)	192,171	(311,520)
Less: amortization of actuarial loss and prior service credit realized in net income (loss)	2,836	(993)	1,843

Net change from defined benefit plans	(506,527)	193,164	(313,363)

Comprehensive income (loss)	$(6,313,587)	$493,292	$(5,820,295)

	2007
	Before Tax	Tax Effect	Net of Tax
	(In thousands)
Net income	$1,821,463	$(570,368)	$1,251,095
Net unrealized holding gains and losses on securities available for sale arising during the period	256,546	(95,974)	160,572
Less: reclassification adjustments for net securities losses realized in net income	(8,553)	2,994	(5,559)

Net change in unrealized gains and losses on securities available for sale	265,099	(98,968)	166,131
Net unrealized holding gains and losses on derivatives arising during the period	154,965	(55,558)	99,407
Less: reclassification adjustments for net gains realized in net income	6,066	(2,123)	3,943

Net change in unrealized gains and losses on derivative instruments	148,899	(53,435)	95,464
Net actuarial gains and losses arising during the period	123,044	(46,650)	76,394
Less: amortization of actuarial loss and prior service credit realized in net income	6,815	(2,385)	4,430

Net change from defined benefit plans	116,229	(44,265)	71,964

Comprehensive income	$2,351,690	$(767,036)	$1,584,654

	2006
	Before Tax	Tax Effect	Net of Tax
	(In thousands)
Net income	$1,959,015	$(605,870)	$1,353,145
Net unrealized holding gains and losses on securities available for sale arising during the period	32,386	(11,607)	20,779
Less: reclassification adjustments for net securities gains realized in net income	8,123	(2,871)	5,252

Net change in unrealized gains and losses on securities available for sale	24,263	(8,736)	15,527
Net unrealized holding gains and losses on derivatives arising during the period	21,088	(11,161)	9,927
Less: reclassification adjustments for net gains realized in net income	417	(146)	271

Net change in unrealized gains and losses on derivative instruments	20,671	(11,015)	9,656

Comprehensive income	$2,003,949	$(625,621)	$1,378,328

NOTE 17. EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic earnings per common share and diluted earnings per common share for the years ended December 31:

	2008	2007	2006
	(In thousands, except per share amounts)
Numerator:
Income (loss) from continuing operations	$(5,584,313)	$1,393,163	$1,372,521
Less: Preferred stock dividends	(26,236)	—	—

Income (loss) from continuing operations available to common shareholders	(5,610,549)	1,393,163	1,372,521
Loss from discontinued operations, net of tax	(11,461)	(142,068)	(19,376)

Net income (loss) available to common shareholders	$(5,622,010)	$1,251,095	$1,353,145

Denominator:
Weighted-average common shares outstanding—basic	695,003	707,981	501,681
Common stock equivalents	—	4,762	5,308

Weighted-average common shares outstanding—diluted	695,003	712,743	506,989

Earnings (loss) per common share from continuing operations(1):
Basic	$(8.07)	$1.97	$2.74
Diluted	(8.07)	1.95	2.71
Earnings (loss) per common share from discontinued operations(1):
Basic	(0.02)	(0.20)	(0.04)
Diluted	(0.02)	(0.20)	(0.04)
Earnings (loss) per common share(1):
Basic	(8.09)	1.77	2.70
Diluted	(8.09)	1.76	2.67

(1)	Certain per share amounts may not appear to reconcile due to rounding.

The effect from the assumed exercise of 52,955,000, 31,382,000 and 412,000 stock options was not included in the above computation of diluted earnings per common share for 2008, 2007 and 2006, respectively, because such amounts would have an antidilutive effect on earnings per common share.

NOTE 18. SHARE-BASED PAYMENTS

Regions has stock option and long-term incentive compensation plans, which permit the granting of incentive awards in the form of stock options, restricted stock, restricted stock units and stock appreciation rights. While Regions has the ability to issue stock appreciation rights, as of December 31, 2008, 2007 and 2006, there were no outstanding stock appreciation rights. The terms of all awards issued under these plans are determined by the Compensation Committee of the Board of Directors, but no options may be granted after the tenth anniversary of the plans’ adoption. Options and restricted stock granted usually vest based on employee service and generally vest within three years from the date of the grant. Grants of performance-based restricted stock typically have a one-year performance period, after which shares vest within three years after the grant date. Restricted stock units, which were granted in 2008 and 2007, have a vesting period of five years. Generally, the terms of these plans stipulate that the exercise price of options may not be less than the fair market value of Regions’ common stock at the date the options are granted; however, under prior stock option plans, non-qualified options could be granted with a lower exercise price than the fair market value of Regions’ common stock on the date of grant. The contractual life of options granted under these plans ranges from seven to ten years from the date of grant. Regions issues new shares from authorized reserves upon exercise. Grantees of restricted stock awards or units must either remain employed with the Company for certain periods from the date of grant in order for shares to be released or issued or retire after meeting the standards of a retiree, at which time shares would be prorated and released. Upon adoption of a new long-term incentive plan in 2006, Regions amended all other open stock and long-term incentive plans, such that no new awards may be granted under those plans subsequent to the amendment date. The outstanding awards were unaffected by this plan amendment. The plan adopted in 2006 provides that 20,000,000 common share equivalents are subject to and available for distribution to recipients. Each share of restricted stock granted under the 2006 plan is assigned a share equivalent factor of 4.0, as compared to the stock option equivalent factor of 1.0. The number of remaining share equivalents authorized for issuance under Regions’ long-term compensation plans was approximately 9,160,000 share equivalents at December 31, 2008.

In connection with the AmSouth acquisition, Regions assumed AmSouth’s long-term incentive plans. The awards issued under these plans are consistent with the awards issued under Regions’ plans described above. However, all unvested awards vest upon the employee’s retirement. Also, in determining shares authorized, restricted stock grants are equally weighted with stock options. At December 31, 2008, approximately 7,585,000 shares were authorized for issuance under these assumed plans. In other business combinations prior to 2006, Regions assumed stock options that were previously granted by those companies and converted those options, based on the appropriate exchange ratio, into options to acquire Regions’ common stock. The common stock for such options has been registered under the Securities Act of 1933 by Regions and is not included in the maximum number of shares that may be granted by Regions under its existing stock option plans.

The following tables summarize the impact of adoption of FAS 123(R) and the elements of compensation costs recognized in the consolidated financial statements for the years ended December 31:

Impact of Adoption

2006
(In thousands, except per share data)
Income before income taxes	$(3,842)
Net income	(3,070)
Earnings per share—basic	—
Earnings per share—diluted	—
Cash flows from operating activities	(32,454)
Cash flows from financing activities	32,454

Elements of Compensation Cost

	2008	2007	2006
	(In thousands)
Compensation cost of share-based compensation awards:
Restricted stock awards and units	$49,745	$62,924	$53,389
Stock options	15,820	12,864	3,842
Tax benefits related to compensation cost	(23,995)	(28,410)	(21,060)

Compensation cost of share-based compensation awards, net of tax	$41,570	$47,378	$36,171

The following table summarizes the weighted-average assumptions used and the weighted-average estimated fair values related to stock options granted during the years ended December 31:

	2008		2007		2006
Expected dividend yield	6.9%		4.1%		4.0%
Expected volatility	26.4%		19.7%		19.5%
Risk-free interest rate	2.9%		4.5%		4.7%
Expected option life	5.8	yrs.	5.0	yrs.	4.0	yrs.
Fair value	$2.46		$5.23		$4.99

Refer to Note 1 for a discussion of the methodologies used to derive the underlying assumptions used in the Black-Scholes option pricing model. The expected dividend yield increased in 2008 due to the decreased stock price on the date of the grant. During 2008, expected volatility increased based upon increases in the historical volatility of Regions’ stock price and the implied volatility measurements from traded options on the Company’s stock. The risk-free interest rate decreased in 2008 due to the lower interest rate environment in 2008. The expected option life has been impacted by the decrease in contractual life on new grants from ten years (historically) to seven years for grants issued between 2004 and 2006. Option grants issued in 2007 and 2008 have a contractual life of ten years and, therefore, the expected option life increased for these grants.

The following table summarizes the activity for 2008, 2007 and 2006 related to stock options:

	Number of Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value (In Thousands)	Weighted- Average Remaining Contractual Term
Balance at December 31, 2005	33,590,080	$27.26
Options assumed through acquisitions	25,663,411	29.20
Granted	968,706	35.14
Exercised	(10,981,946)	26.62
Canceled/Forfeited	(435,104)	22.17

Balance at December 31, 2006	48,805,147	$28.97	$413,288	6.02	yrs.
Granted	4,916,960	35.08
Exercised	(3,992,885)	26.67
Canceled/Forfeited	(1,685,015)	31.18

Outstanding at December 31, 2007	48,044,207	$29.71	$12,045	5.19	yrs.
Granted	10,011,105	21.57
Exercised	(90,801)	17.94
Canceled/Forfeited	(5,009,213)	29.51

Outstanding at December 31, 2008	52,955,298	$28.22	$—	5.53	yrs.

Exercisable at December 31, 2008	41,238,392	$29.30	$—	4.55	yrs.

For the years ended December 31, 2008, 2007 and 2006 the total intrinsic value of options exercised was zero, $33.3 million and $104.0 million, respectively.

Restricted stock award and unit activity for 2008, 2007 and 2006 is summarized as follows:

	Number of Shares/Units	Weighted-Average Fair Value (Grant Date)
Non-vested at December 31, 2005	3,362,995	$31.39
Granted	1,740,227	35.21
Vested	(1,524,579)	31.38
Forfeited	(288,054)	32.25

Non-vested at December 31, 2006	3,290,589	$33.34
Granted	2,622,781	32.50
Vested	(1,823,098)	33.19
Forfeited	(439,218)	35.07

Non-vested at December 31, 2007	3,651,054	$32.60
Granted	1,704,599	20.99
Vested	(799,276)	34.07
Forfeited	(432,466)	31.11

Non-vested at December 31, 2008	4,123,911	$27.67

As of December 31, 2008, the amount of non-vested stock options and restricted stock awards and units not yet recognized was $102.3 million, which will be recognized over a weighted-average period of 1.7 years. No share-based compensation costs were capitalized during the years ended December 31, 2008, 2007 and 2006.

NOTE 19. PENSION AND OTHER EMPLOYEE BENEFIT PLANS

PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

Regions has a defined-benefit pension plan (the “Regions pension plan”) covering substantially all employees employed at or before December 31, 2000. After January 1, 2001, the Regions pension plan was closed to new entrants. Benefits under the Regions pension plan are based on years of service and the employee’s highest five years of compensation during the last ten years of employment. Regions’ funding policy is to contribute annually at least the amount required by Internal Revenue Service minimum funding standards. Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future. The Company also sponsors a supplemental executive retirement program (the “Regions SERP”), which is a non-qualified plan that provides certain senior executive officers defined pension benefits in relation to their compensation. Regions also sponsors a defined-benefit postretirement health care plan that covers certain retired employees. Currently, the Company pays a portion of the costs of certain health care benefits for all eligible employees who retired before January 1, 1989. No health care benefits are provided for employees retiring at normal retirement age after December 31, 1988. For employees retiring before normal retirement age, the Company currently pays a portion of the costs of certain health care benefits until the retired employee becomes eligible for Medicare. Certain retirees, participating in plans of acquired entities, are offered a Medicare supplemental benefit. The plan is contributory and contains other cost-sharing features such as deductibles and co-payments. Retiree health care benefits, as well as similar benefits for active employees, are provided through a self-insured program in which Company and retiree costs are based on the amount of benefits paid. The Company’s policy is to fund the Company’s share of the cost of health care benefits in amounts determined at the discretion of management.

As a result of the merger with AmSouth, Regions assumed the obligations related to AmSouth’s employee benefit plans. One of these assumed plans is a defined-benefit pension plan (the “AmSouth pension plan”) covering substantially all regular full-time employees and part-time employees who regularly work 1,000 hours or more each year and were employed at AmSouth at or before the merger. Subsequent to the merger, the AmSouth pension plan was closed to new participants. Regions also assumed AmSouth’s non-qualified supplemental executive retirement plan (the “AmSouth SERP”), which provides additional benefits to certain senior executives. Effective September 30, 2007, the Regions pension plan and AmSouth pension plan were merged into one plan. The benefit structures of each former plan remain intact.

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

Actuarially determined pension expense is charged to current operations using the projected unit credit method. Expense associated with the SERP and postretirement benefit plans is charged to current operations based on actuarial calculations.

As a result of adopting FAS 158 on December 31, 2006, Regions transitioned from a September 30 measurement date to a December 31 measurement date during 2008. The effect of this transition was not material to the consolidated financial statements.

The following table sets forth the plans’ change in benefit obligation, plan assets and the funded status of the pension and other postretirement benefits plans, using a September 30 measurement date in 2007 and a December 31 measurement date in 2008, and amounts recognized in the consolidated balance sheets at December 31:

	Pension		Other Postretirement Benefits
	2008	2007	2008	2007
	(In thousands)
Change in benefit obligation
Projected benefit obligation, beginning of period	$1,413,803	$467,002	$49,772	$37,159
AmSouth acquisition	—	956,467	—	18,948
Service cost	50,603	38,828	581	881
Interest cost	108,948	76,886	3,463	2,976
Actuarial losses (gains)	31,115	(16,502)	(3,299)	(4,678)
Benefit payments	(80,324)	(60,349)	(5,132)	(5,514)
Settlement payment	—	(25,000)	—	—
Curtailments	(59,974)	(28,136)	(352)	—
Plan amendments	10,094	4,607	(9,280)	—
Special termination benefits	472	—	—	—

Projected benefit obligation, end of period	$1,474,737	$1,413,803	$35,753	$49,772

Change in plan assets
Fair value of plan assets, beginning of period	$1,423,585	$404,885	$4,158	$4,040
AmSouth acquisition	—	902,482	—	4,141
Actual return on plan assets	(380,221)	175,602	315	324
Company contributions	105,873	27,929	4,676	1,167
Benefit payments	(80,324)	(60,349)	(5,132)	(5,514)
Settlement payment	—	(25,000)	—	—
Administrative expenses	(2,564)	(1,964)	—	—

Fair value of plan assets, end of period	$1,066,349	$1,423,585	$4,017	$4,158

Funded status and prepaid (accrued) benefit cost at measurement date	$(408,388)	$9,782	$(31,736)	$(45,614)
Curtailment gains	—	8,596	—	—
Company contributions from October 1 to December 31	—	890	—	—

(Accrued) Prepaid benefit cost at December 31	$(408,388)	$19,268	$(31,736)	$(45,614)

Amounts recognized in the
Consolidated Balance Sheets:
Other assets	$—	$160,034	$—	$—
Other liabilities	(408,388)	(140,766)	(31,736)	(45,614)

	$(408,388)	$19,268	$(31,736)	$(45,614)

Amounts recognized in
Accumulated Other Comprehensive Income (Loss):
Net actuarial loss (gain)	$500,250	$(15,675)	$(4,466)	$(741)
Prior service cost (credit)	8,554	4,607	(9,202)	(826)

	$508,804	$(11,068)	$(13,668)	$(1,567)

The curtailment gains during 2008 and 2007 resulted from merger-related employment terminations. The settlement payment during 2007 relates to the settlement of a liability under the Regions SERP for a certain executive officer.

The accumulated benefit obligation for all defined-benefit pension plans was $1.4 billion and $1.3 billion as of December 31, 2008 and September 30, 2007, respectively.

Information for the pension plans with an accumulated benefit obligation in excess of plan assets as of December 31 was as follows:

	2008	2007
	(In thousands)
Projected benefit obligation	$1,474,737	$123,992
Accumulated benefit obligation	1,377,324	113,664
Fair value of plan assets	1,066,349	—

Net periodic benefit cost included the following components for the years ended December 31:

	Pension			Other Postretirement Benefits
	2008	2007	2006	2008	2007	2006
	(In thousands)
Service cost	$50,603	$38,828	$16,493	$581	$881	$398
Interest cost	108,948	76,886	26,023	3,463	2,976	2,131
Expected return on plan assets	(148,068)	(102,510)	(31,539)	(242)	(253)	(246)
Amortization of actuarial loss	123	7,450	13,202	—	48	235
Amortization of prior service cost (credit)	2,851	(266)	(348)	(839)	(417)	(416)
Settlement charge	613	2,300	—	—	—	—
Curtailment gains	(2,741)	(17,389)	—	(65)	—	—

Net periodic benefit cost	$12,329	$5,299	$23,831	$2,898	$3,235	$2,102

The estimated amounts that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2009 are as follows:

	Pension	Other Postretirement Benefits
	(In thousands)
Actuarial loss (gain)	$43,278	$(74)
Prior service cost (credit)	2,421	(1,465)

	$45,699	$(1,539)

The weighted-average assumptions used to determine benefit obligations at December 31, 2008 and September 30, 2007 (the applicable measurement dates) follows:

	Pension		Other Postretirement Benefits
	2008	2007	2008	2007
Discount rate	6.15%	6.34%	6.20%	6.20%
Rate of annual compensation increase	5.00	4.99	N/A	N/A

The weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31 are as follows:

	Pension			Other Postretirement Benefits
	2008	2007	2006	2008	2007	2006
Discount rate	6.38%	6.02%	5.50%	6.20%	5.75%	5.50%
Expected long-term rate of return on plan assets	8.50	8.33	8.00	5.00	5.00	4.00
Rate of annual compensation increase	4.99	4.89	4.50	N/A	N/A	N/A

The assumed health care cost trend rate for postretirement medical benefits was 7.5% for 2008 and is assumed to decrease gradually to 5.0% by 2015 and remain at that level thereafter.

A one-percentage point change in assumed health care cost trend rates would have the following effects:

	1-Percentage Point Increase	1-Percentage Point Decrease
	(In thousands)
Effect on total of service cost and interest cost components	$123	$(115)
Effect on postretirement benefit obligations	1,154	(1,081)

The asset allocation for the Regions pension plan at the end of 2008 and 2007, and the target allocation for 2009, by asset category, are as follows:

	Target Allocation 2009	Percentage of Plan Assets
Asset Category		2008	2007
Equity securities	55%	45%	57%
Debt securities	25%	28%	26%
Real estate	10%	9%	6%
Other	10%	18%	11%

Regions’ investment strategy is to invest primarily in large-cap equity securities and intermediate term investment grade domestic fixed-income securities. Regions will invest in small-cap, mid-cap and international equities in smaller concentrations depending on the Company’s outlook for growth in those sectors. Further, the Company may diversify the holdings of the plan through investments in real estate, hedge funds, private equity funds and limited partnerships. The use of and allocation to these diversifying investments will depend largely on expected returns and the overall risk of the plan’s other assets. The expected long-term return on plan assets assumption is determined using the plan asset mix, historical returns and expert opinions.

The Regions pension plan has a portion of its investments in Regions common stock. The number of shares held by the plan was 2,735,240, which represents approximately 2.1% of the plan assets, at December 31, 2008, for a total market value of $21.8 million.

Information about the expected cash flows for the pension and other postretirement benefits plans is as follows:

	Pension	Other Postretirement Benefits
	(In thousands)
Expected Employer Contributions:
2009	$12,156	$5,739

Expected Benefit Payments:
2009	$75,072	$5,739
2010	102,253	5,296
2011	79,201	4,804
2012	81,696	4,193
2013	84,951	3,616
2014-2018	505,077	13,039

OTHER PLANS

Regions has a defined-contribution 401(k) plan that includes a company match of eligible employee contributions. At December 31, 2008 and 2007, this match totaled 100% of the eligible employee pre-tax contribution (up to 6% of compensation) after one year of service and was initially invested in Regions common stock. Regions’ contribution to the 401(k) plan on behalf of employees totaled $55.3 million, $72.4 million and $36.6 million in 2008, 2007 and 2006, respectively. Regions’ 401(k) plan held 17.5 million and 13.3 million shares of Regions common stock at December 31, 2008 and 2007, respectively. For the years ended December 31, 2008, 2007 and 2006, the 401(k) plan received $11.6 million, $19.5 million and $12.8 million, respectively, in dividends on Regions common stock. Regions also assumed the AmSouth 401(k) plan as a result of the merger. Effective April 1, 2008, the Regions and AmSouth 401(k) plans were merged into one plan.

NOTE 20. OTHER NON-INTEREST INCOME AND EXPENSE

The following is a detail of other non-interest income for the years ended December 31:

	2008	2007	2006
	(In thousands)
Insurance commissions and fees	$110,069	$99,365	$85,547
Bank-owned life insurance	78,341	62,021	11,853
Commercial credit fee income	67,587	57,374	38,856
Bankcard income	33,583	26,803	12,062
Other miscellaneous income	144,531	174,441	97,449

	$434,111	$420,004	$245,767

The following is a detail of other non-interest expense for the years ended December 31:

	2008	2007	2006
	(In thousands)
Professional fees	$214,191	$151,991	$97,220
Amortization of core deposit intangibles	134,139	155,346	63,523
Other real estate expense	102,766	15,862	2,206
Marketing	96,916	134,050	70,198
Mortgage servicing rights impairment	85,000	6,000	16,000
Other miscellaneous expenses	1,025,977	1,010,192	682,505

	$1,658,989	$1,473,441	$931,652

NOTE 21. INCOME TAXES

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of Regions’ deferred tax assets and liabilities as of December 31 are listed below:

	2008	2007
	(In thousands)
Deferred tax assets:
Loan loss allowance	$719,319	$503,825
Other employee and director benefits	111,374	68,588
Purchase accounting basis differences	95,982	153,061
Net operating loss carryforwards	66,895	31,035
Deferred compensation	58,689	62,547
Unrealized losses included in equity adjustments	16,403	—
Other	273,135	244,813

Total deferred tax assets	1,341,797	1,063,869
Less: valuation allowance on net operating loss carryforwards	(22,500)	(19,248)

Total deferred tax assets less valuation allowance	1,319,297	1,044,621
Deferred tax liabilities:
Goodwill and intangibles	302,672	338,974
Lease financing	233,520	331,084
Originated mortgage servicing rights	72,742	95,254
Unrealized gains included in equity adjustments	—	121,783
Other	49,554	41,618

Total deferred tax liabilities	658,488	928,713

Net deferred tax asset	$660,809	$115,908

At December 31, 2008, Regions has state net operating loss carryforwards of $1.5 billion that expire in years 2010 through 2027. Management does not believe that it is more-likely-than-not to realize all of its state net operating loss carryforwards. Accordingly, a valuation allowance of $22.5 million has been established against such benefits.

Income taxes from continuing operations for financial reporting purposes differs from the amount computed by applying the statutory federal income tax rate of 35% for the years ended December 31, for the reasons below:

	2008	2007	2006
	(In thousands)
Tax on income computed at statutory federal income tax rate	$(2,076,349)	$713,597	$697,068
Increase (decrease) in taxes resulting from:
Goodwill impairment	2,100,000	—	—
Tax-exempt income from obligations of states and political subdivisions	(27,321)	(28,598)	(20,642)
State income tax, net of federal tax benefit	(37,908)	7,454	25,739
Effect of recapitalization of subsidiary	—	—	(59,150)
Interest accrued related to uncertain tax positions	11,612	39,203	—
Net release of uncertain tax position reserves	(283,591)	—	—
Tax credits	(56,335)	(81,268)	(31,201)
Other, net	21,778	(4,701)	7,286

	$(348,114)	$645,687	$619,100

Effective tax rate	5.9%	31.7%	31.1%

From time to time Regions engages in business plans that may also have an effect on its tax liabilities. While Regions has obtained the opinion of advisors that the tax aspects of these strategies should prevail, examination of Regions’ income tax returns or changes in tax law may impact the tax benefits of these plans.

The provisions for income taxes from continuing operations charged to earnings are summarized for the years ended December 31 as follows:

	Current expense	Deferred tax (benefit) expense	Total
	(In thousands)
2008
Federal	$31,667	$(317,659)	$(285,992)
State	26,970	(89,092)	(62,122)

	$58,637	$(406,751)	$(348,114)

2007
Federal	$750,749	$(119,970)	$630,779
State	18,682	(3,774)	14,908

	$769,431	$(123,744)	$645,687

2006
Federal	$530,425	$59,031	$589,456
State	27,576	2,068	29,644

	$558,001	$61,099	$619,100

UNCERTAIN TAX POSITIONS

Regions and its subsidiaries file income tax returns in the United States, as well as various state jurisdictions. As the successor of acquired taxpayers, Regions is responsible for the resolution of audits from both federal and state taxing authorities. In December 2008, the Company reached an agreement with the Internal Revenue Service (“IRS”) Appeals Division on the Federal tax treatment of a broad range of uncertain tax positions. The agreement covered the Federal tax returns of Regions Financial Corporation, Union Planters Corporation and AmSouth Bancorporation for tax years 1999-2006. With few exceptions in certain jurisdictions, the Company is no longer subject to state and local income tax examinations by tax authorities for years before 2000, which would include audits of acquired entities. Certain states have proposed various adjustments to the Company’s previously filed tax returns. Management is currently evaluating those proposed adjustments; however, the Company does not anticipate the adjustments would result in a material change to its financial position or results of operations.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	2008	2007
	(In thousands)
Balance at beginning of year	$746,314	$635,716
Additions based on tax positions taken in a prior period	1,516	—
Additions based on tax positions related to the current year	75,808	139,219
Settlements	(768,994)	(28,621)

Balance at end of year	$54,644	$746,314

Essentially all of the Company’s liability for gross unrecognized tax benefits as of December 31, 2008 would reduce the Company’s effective tax rate, if recognized. Additionally, as of December 31, 2008, the Company recognized a liability of approximately $31 million for interest, on a pre-tax basis. During the year ended December 31, 2008, Regions recognized interest expense, on a pre-tax basis, on uncertain tax positions of approximately $39 million. During 2009, the Company anticipates filing amended state and local income tax returns to reflect the agreement reached with the IRS for tax years 1999-2006. If completed and accepted by the states, the gross unrecognized tax benefits could decrease by approximately $55 million.

NOTE 22. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

Regions maintains positions in derivative financial instruments to manage interest rate risk, to facilitate asset/liability management strategies and to serve the risk management needs of customers. These derivative instruments include forward rate contracts, Eurodollar futures, interest rate swaps, put and call option contracts, interest rate floors, and foreign currency contracts. For those derivative contracts that qualify for hedge accounting, according to FAS 133, Regions designates hedging instruments as either a fair value or cash flow hedge. Derivative contracts that do not qualify for hedge accounting are classified as trading. The accounting policies associated with derivative financial instruments are discussed further in Note 1 to the consolidated financial statements.

Forward rate contracts are commitments to buy or sell financial instruments at a future date at a specified price or yield. Regions primarily enters into forward rate contracts on market instruments, which expose Regions to market risk associated with changes in the value of the underlying financial instrument, as well as the credit risk that the counterparty will fail to perform. Eurodollar futures are futures contracts on three-month Eurodollar deposits. Eurodollar futures subject Regions to market risk associated with changes in interest rates. Because futures contracts are cash settled daily, there is minimal credit risk associated with Eurodollar futures. Interest rate swaps are agreements to exchange interest payments based upon notional amounts. Interest rate swaps subject Regions to market risk associated with changes in interest rates, as well as the credit risk that the counterparty will fail to perform. Option contracts involve rights to buy or sell financial instruments on a specified date or over a period at a specified price. These rights do not have to be exercised. Some option contracts such as interest rate floors, involve the exchange of cash based on changes in specified indices. Interest rate floors are contracts to hedge interest rate declines based on a notional amount. Interest rate floors subject Regions to market risk associated with changes in interest rates, as well as the credit risk that the counterparty will fail to perform. Foreign currency contracts involve the exchange of one currency for another on a specified date and at a specified rate. These contracts are executed on behalf of the Company’s customers and are used to manage fluctuations in foreign exchange rates. The Company is subject to the credit risk that another party will fail to perform.

HEDGING DERIVATIVES

The following tables summarize the hedging derivative positions utilized by Regions to manage interest rate risk and facilitate asset/liability strategies as of December 31:

	2008
	Notional Amount	Fair Value	Hedged Item	Weighted- Average Maturity	Pay Structure
	(Dollars in millions)
Fair Value Hedges
Interest rate swaps (a)	$5,775	$292.0	Debt	2.6 yrs.	Variable

Cash Flow Hedges
Interest rate swaps (a)	$7,350	$313.0	Loans	1.9 yrs.	Variable
Interest rate options	3,500	115.9	Loans	1.5 yrs.	n/a
Eurodollar futures	10,000	—	Loans	0.3 yrs.	n/a

	$20,850	$428.9

(a)	The weighted-average pay and receive rates on interest rate swaps were 2.45% and 4.58%, respectively.

	2007
	Notional Amount	Fair Value	Hedged Item	Weighted- Average Maturity	Pay Structure
	(Dollars in millions)
Fair Value Hedges
Forward sale commitments	$905	$(4.5)	Loans Held for Sale	0.1 yrs.	n/a
Interest rate swaps (a)	3,125	122.4	Debt	4.0 yrs.	Variable

	$4,030	$117.9

Cash Flow Hedges
Interest rate swaps (a)	$3,960	$133.1	Loans	2.6 yrs.	Variable
Interest rate options	2,000	41.5	Loans	1.6 yrs.	n/a

	$5,960	$174.6

(a)	The weighted-average pay and receive rates on interest rate swaps were 5.76% and 6.05%, respectively.

The ineffectiveness recognized on both fair value hedges and cash flow hedges was immaterial for years ending December 31, 2008, 2007 and 2006.

Regions reported an after-tax gain of $25.8 million and an after-tax loss of $1.7 million in other comprehensive income at December 31, 2008, and 2007, respectively, related to terminated cash flow hedges of loan and debt instruments which will be amortized into earnings in conjunction with the recognition of interest payments through 2011. Regions recognized pre-tax income of $10.7 million during 2008 related to this amortization. During 2009, Regions expects to reclassify out of other comprehensive income and into earnings approximately $272.9 million in pre-tax income due to the receipt of interest payments on all cash flow hedges. Of this amount, $30.9 million relates to the amortization of discontinued cash flow hedges.

TRADING AND OTHER DERIVATIVES

The following table summarizes the trading and other derivative positions held by Regions as of December 31:

	2008	2007
	Contract or Notional Amount	Contract or Notional Amount
	(In millions)
Interest rate swaps	$60,210	$30,952
Interest rate options	3,761	3,484
Futures and forward commitments	9,164	6,193
Other	903	424

	$74,038	$41,053

Credit risk, defined as all positive exposures not collateralized with cash or other assets, at December 31, 2008 and 2007, totaled approximately $1,617.3 million and $501.1 million, respectively. These amounts represent the net credit risk on all trading and other derivative positions held by Regions.

Prior to 2008, Regions designated forward contracts to hedge the fair value of specific pools of residential mortgage loans held for sale against changes in interest rates. Beginning January 1, 2008, Regions elected the fair value option on new originations of residential mortgages held for sale (see Note 23) but continued to economically hedge these loans with forward rate commitments. At December 31, 2008, Regions had $1,492.1 million in notional amounts of forward rate commitments with a net negative fair value of ($12.1) million. In addition to using forward contracts to economically hedge mortgage loans held for sale, Regions’ derivative portfolio also included forward contracts entered into to offset the impact of changes in interest rates on Regions’ mortgage loan pipeline designated for future sale, also referred to as interest rate lock commitments. At December 31, 2008 and 2007, Regions had $1,015.8 million and $251.2 million, respectively, in notional amounts of rate lock commitments with a fair value of $8.8 million and a net negative fair value of ($816,000), respectively.

In the normal course of business, Morgan Keegan enters into underwriting and forward and future commitments on U.S. Government and municipal securities. For the years ended December 31, 2008 and 2007, the contractual amounts of future commitments to purchase such securities were approximately $494,000 and $3.1 million, respectively. For the years ended December 31, 2008 and 2007, the contractual amounts of future commitments to sell such securities were $60.8 million and $50.2 million, respectively. The brokerage subsidiary typically settles its position by entering into equal but opposite contracts and, as such, the contract amounts do not necessarily represent future cash requirements. Settlement of the transactions relating to such commitments is not expected to have a material effect on the subsidiary’s financial position. Transactions involving future settlement give rise to market risk, which represents the potential loss that can be caused by a change in the market value of a particular financial instrument. The exposure to market risk is determined by a number of factors, including size, composition and diversification of positions held, the absolute and relative levels of interest rates, and market volatility.

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

The Company also maintains a derivatives trading portfolio of interest rate swaps, option contracts, and futures and forward commitments used to meet the needs of its customers. The portfolio is used to generate trading profit and help clients manage market risk. The Company is subject to the credit risk that a counterparty will fail to perform. These trading derivatives are recorded in other assets and other liabilities. The net fair value of the trading portfolio at December 31, 2008 and 2007 was $145.6 million and $36.2 million, respectively.

Regions has both bought and sold credit protection in the form of participations on interest rate swaps (swap participations). These swap participations, which meet the definition of credit derivatives, were entered into in the ordinary course of business to serve the credit needs of customers. Credit derivatives, whereby Regions has purchased credit protection, entitle Regions to receive a payment from the counterparty when the customer fails to make payment on any amounts due to Regions upon early termination of the swap transaction and have maturities between 2012 and 2026. Credit derivatives whereby Regions has sold credit protection have maturities between 2009 and 2015. For contracts where Regions sold credit protection, Regions would be required to make payment to the counterparty when the customer fails to make payment on any amounts due to the counterparty upon early termination of the swap transaction. Regions bases the current status of the prepayment/performance risk on bought and sold credit derivatives on recently issued internal risk ratings consistent with the risk management practices of unfunded commitments. Refer to Note 25 for additional information.

Regions’ maximum potential amount of future payments under these contracts is approximately $62.1 million. This scenario would only occur if variable interest rates were at zero percent and all counterparties defaulted with zero recovery. The fair value of sold protection at December 31, 2008 was a liability of approximately $83,000. In transactions where Regions has sold credit protection, recourse to collateral associated with the original swap transaction is available to offset some or all of Regions’ obligation.

NOTE 23. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Trading account assets and securities available for sale primarily consist of U.S. Treasuries, mortgage-backed and asset-backed securities (including agency securities), municipal bonds and equity securities (primarily common stock and mutual funds). Regions uses quoted market prices of identical assets on active exchanges, or Level 1 measurements. Where such quoted market prices are not available, Regions typically employs quoted market prices of similar instruments (including matrix pricing) and/or discounted cash flows to estimate a value of these securities, or Level 2 measurements. Level 2 discounted cash flow analyses are typically based on market interest rates, prepayment speeds and/or option adjusted spreads. Level 3 measurements include discounted cash flow analyses based on assumptions that are not readily observable in the market place. Such assumptions include projections of future cash flows, including loss assumptions, and discount rates.

Mortgage loans held for sale consist of residential first mortgage loans held for sale. Mortgage loans held for sale primarily consist of loans that are valued based on traded market prices of similar assets where available and/or discounted cash flows at market interest rates, adjusted for securitization activities that include servicing value and market conditions, a Level 2 measurement. Regions has elected to measure mortgage loans held for sale at fair value by applying the fair value option (see additional discussion under “Fair Value Option” below).

Derivatives primarily consist of interest rate contracts that include futures, options and swaps and are included in other assets and other liabilities on the consolidated balance sheet. For exchange-traded options and futures contracts, values are based on quoted market prices, or Level 1 measurements. For all other options and futures contracts traded in over-the-counter markets, values are determined using discounted cash flow analyses and option pricing models based on market rates and volatilities, or Level 2 measurements. Interest rate lock commitments on loans intended for sale, treasury locks and credit derivatives are valued using option pricing models that incorporate significant unobservable inputs, and therefore are Level 3 measurements.

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

The following table presents financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2008:

	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
ASSETS:
Trading account assets	$338,133	$318,867	$393,270	$1,050,270
Securities available for sale	2,658,994	16,095,449	95,039	18,849,482
Mortgage loans held for sale	—	506,260	—	506,260
Derivative assets (a)	—	1,842,652	54,847	1,897,499

LIABILITIES:
Short-term borrowings	$421,799	$88,743	$118,124	$628,666
Derivative liabilities (a)	—	895,841	—	895,841

(a)	Derivative assets and liabilities include approximately $1.6 billion related to legally enforceable master netting agreements that allow the Company to settle positive and negative positions. Derivative assets and liabilities are also presented excluding cash collateral received of $108.1 million and cash collateral posted of $450.9 million with counterparties.

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

The following table illustrates a rollforward for all assets and (liabilities) measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2008:

	Fair Value Measurements Using Significant Unobservable Inputs Year Ended December 31, 2008 (Level 3 measurements only)
	Trading Account Assets	Securities Available for Sale	Net Derivatives	Short-Term Borrowings
	(In thousands)
Beginning balance, January 1, 2008	$166,003	$73,003	$8,122	$57,456
Total gains (losses) realized and unrealized:
Included in earnings	(9,396)	(5,000)	81,336	(429)
Included in other comprehensive income	—	(3,428)	—	—
Purchases and issuances	3,277,881	49,100	459	(8,450,525)
Settlements	(3,020,867)	(23,716)	(35,070)	8,488,904
Transfers in and/or out of Level 3, net	(20,351)	5,080	—	22,718

Ending balance, December 31, 2008	$393,270	$95,039	$54,847	$118,124

The following table details the presentation of both realized and unrealized gains and losses recorded in earnings for Level 3 assets and liabilities for the year ended December 31, 2008:

	Total Gains and Losses (Level 3 measurements only) Year Ended December 31, 2008
	Trading Account Assets	Securities Available for Sale	Net Derivatives	Short- Term Borrowings
	(In thousands)
Classifications of gains (losses) both realized and unrealized included in earnings for the period:
Interest income	$958	$—	$—	$—
Brokerage, investment banking and capital markets	(10,354)	—	—	(429)
Mortgage income	—	—	44,223	—
Other income	—	(5,000)	37,113	—
Other comprehensive income	—	—	—	—

Total realized and unrealized gains and (losses)	$(9,396)	$(5,000)	$81,336	$(429)

The following table details the presentation of only unrealized gains and losses recorded in earnings for Level 3 assets and liabilities for the year ended December 31, 2008:

	Year Ended December 31, 2008
	Trading Account Assets	Securities Available for Sale	Net Derivatives	Short- Term Borrowings
	(In thousands)
The amount of total gains and losses for the period included in earnings, attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at December 31, 2008:
Interest income	$222	$—	$—	$—
Brokerage, investment banking and capital markets	(1,761)	—	—	218
Mortgage income	—	—	—	—
Other income	—	—	37,037	—
Other comprehensive income	—	—	—	—

Total unrealized gains and (losses)	$(1,539)	$—	$37,037	$218

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

Loans held for sale for which the fair value option has not been elected are recorded at the lower of cost or fair value and therefore are reported at fair value on a non-recurring basis. The fair values for loans held for sale that are based on either observable transactions of similar instruments or formally committed loan sale prices or valuations performed using discounted cash flows with observable inputs are classified as a Level 2 measurement. In the event that neither of these measurements is available, valuations are performed using discounted cash flows with unobservable inputs and therefore such valuations are classified as a Level 3 measurement.

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

In addition to the assets currently measured at fair value mentioned above, Regions often uses fair value measurements in determining the period-end balance of certain financial instruments such as non-marketable investments. Typically, these assets use fair value measurements to determine the recorded lower of cost or fair value of the asset or to determine the losses incurred during the period. As of December 31, 2008, none of these assets were recognized at fair value on the consolidated balance sheet.

The following table presents the carrying value of those assets measured at fair value on a non-recurring basis as of December 31, 2008, and gains and losses recognized during the year. The table does not reflect the change in fair value attributable to any related economic hedges the Company used to mitigate the interest rate risk associated with these assets.

	Carrying Value as of December 31, 2008				Fair value adjustments for the year ended December 31, 2008
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Loans Held for Sale	$—	$133,912	$221,300	$355,212	$(358,937)
Mortgage Servicing Rights	—	—	160,890	160,890	(85,000)

Regions also uses fair value measurements on a non-recurring basis for certain non-financial instruments such as other real estate and foreclosed assets. However, the effective date for the FAS 157 requirements for these instruments was deferred until January 1, 2009. See Note 1 for further discussion.

FAIR VALUE OPTION

Regions also adopted FAS 159 as of January 1, 2008. FAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. FAS 159 requires the difference between the carrying value before election of the fair value option and the fair value of these financial instruments be recorded as an adjustment to beginning retained earnings in the period of adoption. There was no material effect of adoption on the consolidated financial statements.

Regions elected the fair value option for residential mortgage loans held for sale originated after January 1, 2008. This election allows for a more effective offset of the changes in fair values of the loans and the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting under FAS 133. Regions has not elected the fair value option for other loans held for sale primarily because they are not economically hedged using derivative instruments. Fair values of loans held for sale are based on traded market prices of similar assets where available and/or discounted cash flows at market interest rates, adjusted for securitization activities that include servicing values and market conditions. At December 31, 2008, loans held for sale for which the fair value option was elected had an aggregate fair value of $506.3 million and an aggregate outstanding principal balance of $492.3 million and were recorded in loans held for sale in the consolidated balance sheet. Interest income on mortgage loans held for sale is recognized based on contractual rates and reflected in interest income on loans held for sale in the consolidated statements of operations. Net gains (losses) resulting from changes in fair value of these loans of $16.2 million was recorded in mortgage income in the consolidated statement of operations for the year ended December 31, 2008. These changes in fair value are mostly offset by economic hedging activities. An immaterial portion of this amount was attributable to changes in instrument-specific credit risk.

The election of the fair value option under FAS 159 impacts the timing and recognition of servicing value, as well as origination fees and costs. The servicing value of a loan was precluded from being recognized until the sale of the loan prior to the election of the fair value option. After adoption of the fair value option, this value is recognized in earnings at the time of origination. Origination fees and costs for mortgage loans held for sale, which had been previously deferred under Statement of Financial Accounting Standards No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases”, are now recognized in earnings at the time of origination. Prior to the election of the fair value option, net loan origination costs for mortgage loans held for sale were capitalized as part of the carrying amount of the loans and recognized as a reduction of mortgage income upon the sale of such loans. Approximately $10 million of loan servicing value was recognized in non-interest income during 2008 related to the adoption of FAS 159. The net impact of ceasing deferrals of origination fees and costs during 2008 related to the adoption of FAS 159 was not material.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used by the Company in estimating fair values of financial instruments that are not disclosed under FAS 157.

Cash and cash equivalents: The carrying amounts reported in the consolidated balance sheets and cash flows approximate the estimated fair values.

Securities held to maturity: Estimated fair values are based on quoted market prices, where available. If quoted market prices are not available, estimated fair values are based on quoted market prices of comparable instruments and/or discounted cash flow analyses.

Other interest-earning assets: The carrying amounts reported in the consolidated balance sheets approximate the estimated fair values.

Loans: The fair values of loans, excluding leases, are estimated based on groupings of similar loans by type, interest rate, and borrower creditworthiness. Discounted future cash flow analyses are performed for the groupings incorporating assumptions of current and projected prepayment speeds. Discount rates are determined using the Company’s current origination rates on similar loans, adjusted for changes in current liquidity and credit spreads (if necessary).

Deposits: The fair value of non-interest-bearing demand accounts, interest-bearing transaction accounts, savings accounts, money market accounts and certain other time deposit accounts is the amount payable on demand at the reporting date (i.e., the carrying amount). Fair values for certificates of deposit are estimated by using discounted cash flow analyses, based on the interest rates currently offered for deposits of similar maturities.

Short-term and long-term borrowings: The carrying amounts of short-term borrowings reported in the consolidated balance sheets approximate the estimated fair values. The fair values of long-term borrowings are estimated using quoted market prices. If quoted market prices are not available, fair values are estimated using discounted future cash flow analyses based on current interest rates, liquidity and credit spreads.

Loan commitments, standby and commercial letters of credit: The estimated fair values for these off-balance sheet instruments are based on probabilities of funding to project expected future cash flows, which are discounted using the loan methodology described above.

The estimated fair values of the Company’s financial instruments as of December 31, 2008 are consistent with the exit price concept under FAS 157. The carrying amounts and estimated fair values of the Company’s financial instruments as of December 31 are as follows:

	2008		2007
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In thousands)
Financial assets:
Cash and cash equivalents	$10,972,393	$10,972,393	$4,745,141	$4,745,141
Trading account assets	1,050,270	1,050,270	1,091,400	1,091,400
Securities available for sale	18,849,482	18,849,482	17,318,074	17,318,074
Securities held to maturity	47,306	47,655	50,935	51,790
Loans held for sale	1,282,437	1,282,437	720,924	730,859
Loans, net (excluding leases)	94,888,010	79,882,414	93,028,223	93,107,611
Other interest-earning assets	896,906	896,906	504,614	504,614
Derivative assets	1,897,499	1,897,499	841,795	841,795

Financial liabilities:
Deposits	90,903,890	91,198,585	94,774,968	86,429,028
Short-term borrowings	15,821,962	15,821,962	11,120,122	11,120,122
Long-term borrowings	19,231,277	18,190,958	11,324,790	11,025,457
Derivative liabilities	895,841	895,841	513,969	513,969
Loan commitments and letters of credit	108,722	732,363	75,030	408,382

NOTE 24. BUSINESS SEGMENT INFORMATION

Regions’ segment information is presented based on Regions’ key segments of business. Each segment is a strategic business unit that serves specific needs of Regions’ customers. The Company’s primary segment is General Banking/Treasury, which represents the Company’s branch network, including consumer and commercial banking functions, and has separate management that is responsible for the operation of that business unit. This segment also includes the Company’s Treasury function, including the Company’s securities portfolio and other wholesale funding activities. Prior to year-end 2008, Regions had reported an Other segment that included merger charges and the parent company. Regions realigned to include the parent company with General Banking/Treasury as parent company transactions essentially support the Treasury function. The remaining merger charges were combined with discontinued operations because management reviews the results of the reportable segments excluding these items. The 2007 and 2006 amounts presented below have been adjusted to conform to the current presentation.

In addition to General Banking/Treasury, Regions has designated as distinct reportable segments the activity of its Investment Banking/Brokerage/Trust and Insurance divisions. Investment Banking/Brokerage/Trust includes trust activities and all brokerage and investment activities associated with Morgan Keegan. Insurance includes all business associated with commercial insurance and credit life products sold to consumer customers. The reportable segment designated Merger Charges and Discontinued Operations includes merger charges related to the AmSouth acquisition and the results of EquiFirst for the periods presented.

The following tables present financial information for each reportable segment for the years ended December 31:

	General Banking/ Treasury	Investment Banking/ Brokerage/ Trust	Insurance	Merger Charges and Discontinued Operations	Total Company
	(In thousands)
2008
Net interest income	$3,789,653	$49,308	$3,995	$—	$3,842,956
Provision for loan losses	2,057,000	—	—	—	2,057,000
Non-interest income	1,755,070	1,205,046	113,115	—	3,073,231
Goodwill impairment	6,000,000	—	—	—	6,000,000
Other non-interest expense	3,451,272	1,051,813	88,358	218,576	4,810,019
Income tax expense (benefit)	(354,934)	74,200	8,685	(83,009)	(355,058)

Net income (loss)	$(5,608,615)	$128,341	$20,067	$(135,567)	$(5,595,774)

Net income (loss) available to common shareholders	$(5,634,851)	$128,341	$20,067	$(135,567)	$(5,622,010)

Average assets	$139,984,321	$3,623,160	$339,544	$—	$143,947,025

	General Banking/ Treasury	Investment Banking/ Brokerage/ Trust	Insurance	Merger Charges and Discontinued Operations	Total Company
	(In thousands)
2007
Net interest income	$4,334,075	$58,402	$5,889	$11,968	$4,410,334
Provision for loan losses	555,000	—	—	182	555,182
Non-interest income	1,601,306	1,151,181	103,348	(176,681)	2,679,154
Other non-interest expense	3,279,453	947,673	82,358	403,359	4,712,843
Income tax expense (benefit)	673,897	96,038	9,082	(208,649)	570,368

Net income (loss)	$1,427,031	$165,872	$17,797	$(359,605)	$1,251,095

Average assets	$134,283,880	$3,717,596	$275,243	$479,900	$138,756,619

	General Banking/ Treasury	Investment Banking/ Brokerage/ Trust	Insurance	Merger Charges and Discontinued Operations	Total Company
	(In thousands)
2006
Net interest income	$3,249,965	$52,699	$5,638	$45,140	$3,353,442
Provision for loan losses	142,373	—	—	127	142,500
Non-interest income	1,055,845	888,926	84,949	32,384	2,062,104
Other non-interest expense	2,347,629	702,913	64,827	198,662	3,314,031
Income tax expense (benefit)	549,719	87,625	10,095	(41,569)	605,870

Net income (loss)	$1,266,089	$151,087	$15,665	$(79,696)	$1,353,145

Average assets	$90,705,022	$3,314,361	$203,789	$1,577,105	$95,800,277

NOTE 25. COMMITMENTS, CONTINGENCIES AND GUARANTEES

COMMERCIAL COMMITMENTS

Regions issues off-balance sheet financial instruments in connection with lending activities. The credit risk associated with these instruments is essentially the same as that involved in extending loans to customers and is subject to Regions’ credit policies. Regions measures inherent risk associated with these instruments by recording a reserve for unfunded commitments based on an assessment of the likelihood that the guarantee will be funded and the creditworthiness of the customer or counterparty. Collateral is obtained based on management’s assessment of the customer.

Credit risk associated with these instruments as of December 31 is based upon the contractual amounts indicated in the following table:

	2008	2007
	(In millions)
Unused commitments to extend credit	$37,271	$39,628
Standby letters of credit	8,012	7,642
Commercial letters of credit	20	43

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

Standby letters of credit—Standby letters of credit are also issued to customers, which commit Regions to make payments on behalf of customers if certain specified future events occur. Regions has recourse against the customer for any amount required to be paid to a third party under a standby letter of credit. Historically, a large percentage of standby letters of credit expire without being funded. The current lack of liquidity in the broader market and the current credit environment has resulted in increased fundings of standby letters of credit. The contractual amount of standby letters of credit represents the maximum potential amount of future payments Regions could be required to make and represents Regions’ maximum credit risk. At December 31, 2008 and 2007, Regions had $118.4 million and $82.7 million, respectively, of liabilities associated with standby letter of credit agreements, with related assets of $107.6 million and $74.4 million, respectively.

Commercial letters of credit—Commercial letters of credit are issued to facilitate foreign or domestic trade transactions for customers. As a general rule, drafts will be drawn when the goods underlying the transaction are in transit.

The reserve for all of these off-balance sheet financial instruments was $73.5 million and $58.3 million at December 31, 2008 and 2007, respectively.

LEASES

Operating leases—Regions and its subsidiaries lease land, premises and equipment under cancelable and non-cancelable leases, some of which contain renewal options under various terms. The leased properties are used primarily for banking purposes. Total rental expense on operating leases for the years ended December 31, 2008, 2007 and 2006 was $193.9 million, $198.4 million and $111.4 million, respectively.

The approximate future minimum rental commitments as of December 31, 2008, for all non-cancelable leases with initial or remaining terms of one year or more are shown in the following table. Included in these amounts are all renewal options reasonably assured of being exercised.

	Premises	Equipment	Total
	(In thousands)
2009	$137,564	$4,841	$142,405
2010	129,058	37	129,095
2011	113,857	18	113,875
2012	102,810	18	102,828
2013	91,848	8	91,856
Thereafter	605,983	—	605,983

	$1,181,120	$4,922	$1,186,042

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

The other 79 properties included lease terms that require lease payments that are significantly more heavily weighted toward the early years of the fifteen-year lease term (approximately 60% in excess of the calculated straight-line rental amount). This constituted additional collateral or financing to the buyer-lessor and effectively resulted in Regions having a continuing involvement in these 79 properties, requiring Regions to account for these properties as a financing arrangement under FAS 98. Accordingly, the properties continue to be reflected on the Company’s balance sheet and depreciated based on their current carrying value. Proceeds of $83.1 million attributable to these properties were reflected as a financing obligation with monthly rental payments due, reflected as a component of principal reduction and interest expense at the Company’s incremental borrowing rate. The approximate total future minimum rental commitment as of December 31, 2008, for all leases related to this transaction is $75.6 million, including $12.2 million in 2009, $8.4 million in 2010, $5.2 million in 2011, $5.4 million in 2012 and $5.5 million in 2013.

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

In late 2007 and during 2008, Regions and certain of its affiliates were named in class-action lawsuits filed in federal and state courts on behalf of investors who purchased shares of certain Regions Morgan Keegan Select Funds (the “Funds”) and shareholders of Regions. The complaints contain various allegations, including claims that the Funds and the defendants misrepresented or failed to disclose material facts relating to the activities of the Funds. No class has been certified and at this stage of the lawsuits Regions cannot determine the probability of a material adverse result or reasonably estimate a range of potential exposures, if any. However, it is possible that an adverse resolution of these matters may be material to Regions’ consolidated financial position or results of operations. In addition, the Company has received requests for information from the SEC Staff regarding the matters subject to the litigation described above.

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

GUARANTEES

As a member of the Visa USA network, Regions, along with other members, indemnified Visa USA against litigation. On October 3, 2007, Visa USA was restructured and acquired several Visa affiliates. In conjunction with this restructuring, Regions’ indemnification of Visa USA was modified to cover five specific cases (“covered litigation”). Certain of the covered litigation has been settled or Visa has recorded a liability for it, and, accordingly, Regions has recorded its pro-rata share. Additionally, this modification caused Regions’ indemnification to be included within the scope of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” requiring a liability to be recognized at fair value for Regions’ share of the indemnification for the covered litigation that has not been settled or accrued by Visa. As of December 31, 2008 and 2007, Regions’ liability recognized under this indemnification was approximately $50.9 million and $51.5 million, respectively.

On March 25, 2008, Visa executed an initial public offering (“IPO”) of common stock and, in connection with the IPO, Regions’ ownership interest in Visa was converted into Class B common stock of approximately 3.8 million shares. On March 28, 2008, Visa redeemed approximately 1.5 million shares of the Class B common stock from Regions for proceeds of approximately $62.8 million, all of which was recorded as “Other Income” in the consolidated statements of operations. The Class B common stock is subject to a restriction period of the lesser of three years from the date of the IPO or settlement of all covered litigation. The number of shares of Class B common stock may also be adjusted by Visa, depending on the outcome of the covered litigation.

A portion of Visa’s proceeds from the IPO, totaling $3.0 billion, was escrowed to fund the covered litigation. To the extent that the amount available under the escrow arrangement is insufficient to fully resolve the covered litigation, Visa will enforce the indemnification obligations of Visa USA’s members for any excess amount. During 2008, Visa settled its lawsuit with American Express for approximately $2.25 billion. Additionally, Visa agreed to settle litigation with Discover Financial, and the portion of the settlement funded from the escrow account is approximately $1.74 billion. As a result, Visa reduced the conversion rate applicable to Class B common stock outstanding and an additional $1.1 billion was deposited into the escrow account. As of December 31, 2008, Regions’ remaining investment totaled approximately 1.5 million shares with a cost basis of zero. As of December 31, 2008, Regions recognized an asset of and reduced 2008 expense by approximately $27.9 million, which represents the Company’s proportionate economic interest in the escrow account to settle the litigation liability.

NOTE 26. PARENT COMPANY ONLY FINANCIAL STATEMENTS

Presented below are condensed financial statements of Regions Financial Corporation:

Balance Sheets

	December 31
	2008	2007
	(In thousands)
ASSETS
Cash and due from banks	$783	$2,162
Interest-bearing deposits in other banks	4,766,741	2,003,660
Loans to subsidiaries	90,625	90,625
Securities available for sale	67,241	35,522
Trading assets	19,399	—
Premises and equipment	78,181	79,878
Investments in subsidiaries:
Banks	14,559,177	21,297,176
Non-banks	1,760,573	1,473,856

	16,319,750	22,771,032
Other assets	491,315	525,389

	$21,834,035	$25,508,268

LIABILITIES AND STOCKHOLDERS’ EQUITY
Long-term borrowings	$4,686,925	$5,003,946
Other liabilities	334,273	681,293

Total liabilities	5,021,198	5,685,239
Stockholders’ equity:
Preferred stock	3,307,382	—
Common stock	7,357	7,347
Additional paid-in capital	16,814,730	16,544,651
Retained earnings (deficit)	(1,868,752)	4,439,505
Treasury stock	(1,425,646)	(1,370,761)
Accumulated other comprehensive income (loss)	(22,234)	202,287

Total stockholders’ equity	16,812,837	19,823,029

	$21,834,035	$25,508,268

Statements of Operations

	Year Ended December 31
	2008	2007	2006
	(In thousands)
Income:
Dividends received from subsidiaries	$725,426	$2,250,386	$900,276
Service fees from subsidiaries	183,093	237,624	201,354
Interest from subsidiaries	40,035	46,995	42,839
Other	10,724	23,915	13,253

	959,278	2,558,920	1,157,722
Expenses:
Salaries and employee benefits	226,574	224,516	167,531
Interest	239,724	257,165	192,300
Net occupancy expense	2,304	2,824	13,232
Furniture and equipment expense	6,035	8,361	2,371
Legal and other professional fees	6,062	3,112	17,852
Other	72,882	81,194	32,689

	553,581	577,172	425,975
Income before income taxes and equity in undistributed earnings (loss) of subsidiaries	405,697	1,981,748	731,747
Income tax benefit	(127,178)	(131,050)	(57,060)

Income before equity in undistributed earnings (loss) of subsidiaries and preferred dividends	532,875	2,112,798	788,807
Equity in undistributed earnings (loss) of subsidiaries:
Banks	(6,239,753)	(986,128)	429,009
Non-banks	111,104	124,425	135,329

	(6,128,649)	(861,703)	564,338

Net income (loss)	(5,595,774)	1,251,095	1,353,145
Preferred dividends	26,236	—	—

Net income (loss) available to common shareholders	$(5,622,010)	$1,251,095	$1,353,145

Statements of Cash Flows

	Years Ended December 31
	2008	2007	2006
	(In thousands)
Operating activities:
Net income (loss)	$(5,595,774)	$1,251,095	$1,353,145
Adjustments to reconcile net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	6,128,649	861,703	(564,338)
Depreciation, amortization and accretion, net	(4,552)	57,368	38,156
Amortization of discount on preferred stock	3,382	—	—
Increase in trading assets	17,654	—	—
(Decrease) increase in other liabilities	(373,256)	31,194	292,762
Decrease (increase) in other assets	(76,335)	(44,879)	(33,407)
Other	(127,762)	—	100

Net cash (used in) provided by operating activities	(27,994)	2,156,481	1,086,418

Investing activities:
Investment in subsidiaries	305,387	13,687	(9,682)
Principal payments (advances) on loans to subsidiaries	—	124,375	(100,000)
Net purchases of premises and equipment	(1,714)	(53,868)	(24,786)
Proceeds from sales and maturities of securities available for sale	34,966	109,057	87,426
Purchases of securities available for sale	(651)	(87,305)	(77,985)

Net cash provided by (used in) investing activities	337,988	105,946	(125,027)

Financing activities:
Proceeds from long-term borrowings	345,000	3,135,439	227,575
Payments on long-term borrowings	(751,470)	(1,691,638)	(524,051)
Cash dividends on common stock	(669,001)	(1,035,432)	(894,805)
Issuance of preferred stock and common stock warrant	3,500,000	—	—
Purchase of treasury stock	—	(1,363,213)	(490,370)
Proceeds from exercise of stock options	27,179	154,813	264,335

Net cash provided by (used in) financing activities	2,451,708	(800,031)	(1,417,316)
Increase (decrease) in cash and cash equivalents	2,761,702	1,462,396	(455,925)
Cash and cash equivalents at beginning of year	2,005,822	543,426	999,351

Cash and cash equivalents at end of year	$4,767,524	$2,005,822	$543,426

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A.	Controls and Procedures

Based on an evaluation, as of the end of the period covered by this Form 10-K, under the supervision and with the participation of Regions’ management, including its Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and the Chief Financial Officer have concluded that Regions’ disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) are effective. During the fourth fiscal quarter of the year ended December 31, 2008, there have been no changes in Regions’ internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Regions’ control over financial reporting.

The Report of Management on Internal Control Over Financial Reporting is included in Item 8. of this Annual Report on Form 10-K.

Item 9B.	Other Information

Not Applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information about the Directors and Director nominees of Regions included in Regions’ Proxy Statement for the Annual Meeting of Shareholders to be held on April 16, 2009 (the “Proxy Statement”) under the caption “ELECTION OF DIRECTORS” and the information incorporated by reference pursuant to Item 13. below are incorporated herein by reference. Information on Regions’ executive officers is included below.

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

Executive officers of the registrant as of December 31, 2008, are as follows:

Executive Officer	Age	Position and Offices Held with Registrant and Subsidiaries	Executive Officer Since*
C. Dowd Ritter	61	Chairman, President and Chief Executive Officer and Director, registrant and Regions Bank. Previously Chairman, President and Chief Executive Officer of AmSouth Bancorporation and AmSouth Bank.	1991

O.B. Grayson Hall, Jr.	51	Vice Chairman and Head of General Banking Group, registrant and Regions Bank. Previously Senior Executive Vice President and Head of General Banking Group, registrant and Regions Bank and Senior Executive Vice President and Lines of Business/Operations and Technology Group Head of AmSouth Bancorporation and AmSouth Bank. Director, Morgan Keegan & Company, Inc. and Regions Insurance Group, Inc.	1993

David B. Edmonds	55	Senior Executive Vice President and Head of Human Resources Group, registrant and Regions Bank. Previously, Senior Executive Vice President and Head of Human Resources of AmSouth Bancorporation and AmSouth Bank.	1994

Irene M. Esteves	50	Chief Financial Officer and Senior Executive Vice President, registrant and Regions Bank. Previously Chief Financial Officer of The Capital Management Group of Wachovia Corporation and Chief Financial Officer and Chief of Human Resources at Putnam Investments. Director, Regions Insurance Group, Inc.	2008

Executive Officer	Age	Position and Offices Held with Registrant and Subsidiaries	Executive Officer Since*
G. Timothy Laney	48	Senior Executive Vice President and Head of Business Services Group, registrant and Regions Bank. Previously served in senior management roles at Bank of America in treasury, commercial banking, private banking, corporate marketing and change management. Director, Regions Equipment Finance Corporation, Regions Business Capital Corporation and Regions Insurance Group, Inc.	2007

John B. Owen**	47	Senior Executive Vice President and Head of Operations and Technology Group, registrant and Regions Bank. Previously Chief Executive Officer for Assurant Specialty Property. Director, Regions Insurance Group, Inc.	2009

David H. Rupp	45	Senior Executive Vice President and Head of Consumer Services Group, registrant and Regions Bank. Previously held various executive positions with Bank of America including serving as the Sales, Service and Execution executive, head of the home equity business line and Chief Financial Officer for consumer real estate.	2008

William C. Wells, II	50	Senior Executive Vice President, Chief Risk Officer and Head of Risk Management Group, registrant and Regions Bank. Previously Senior Executive Vice President, Chief Risk Officer and Head of Risk Management Group, AmSouth Bancorporation and AmSouth Bank and Executive Vice President and Chief Risk Officer, SouthTrust Corporation.	2005

*	The years indicated are those in which the individual was first deemed to be an executive officer of registrant, including its predecessor companies.
**	Appointed to the Executive Council in January 2009.

Item 11.	Executive Compensation

All information presented under the captions “COMPENSATION DISCUSSION AND ANALYSIS,” “2008 COMPENSATION,” “COMPENSATION COMMITTEE REPORT” and “ELECTION OF DIRECTORS—Compensation Committee Interlocks and Insider Participation” of the Proxy Statement are incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

All information presented under the caption “VOTING SECURITIES AND PRINCIPAL HOLDERS THEREOF” of the Proxy Statement is incorporated herein by reference.

Equity Compensation Plan Information

The following table gives information about the common stock that may be issued upon the exercise of options, warrants and rights under all of Regions’ existing equity compensation plans as of December 31, 2008.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity Compensation Plans Approved by Stockholders	19,287,799	(a)	$28.62	9,159,869	(b)
Equity Compensation Plans Not Approved by Stockholders	33,667,499	(c)	$27.98	7,585,301	(d)

Total	52,955,298		$28.22	16,745,170

(a)	Does not include outstanding restricted stock awards.
(b)	Consists of shares available for future issuance under the Regions Financial Corporation 2006 Long Term Incentive Plan.
(c)	Consists of outstanding stock options issued under certain plans assumed by Regions in connection with business combinations, including 31,581,720 options issued under plans assumed in connection with the Regions-AmSouth merger, 29,322,537 of which were issued under plans previously approved by AmSouth stockholders but not pre-merger Regions stockholders. In each instance, the number of shares subject to option and the exercise price of outstanding options have been adjusted to reflect the applicable exchange ratio. See Note 18 “Share-Based Payments” to the consolidated financial statements. Does not include 332,845 shares issuable pursuant to outstanding rights under AmSouth deferred compensation plans.
(d)	This number of shares consists of shares reserved for future issuance under the AmSouth Stock Option Plan for Outside Directors and the AmSouth 2006 Long Term Incentive Compensation Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

(a) 1. Consolidated Financial Statements.    The following reports of independent registered public accounting firm and consolidated financial statements of Regions and its subsidiaries are included in Item 8. of this Form 10-K:

Reports of Independent Registered Public Accounting Firm;

Consolidated Balance Sheets—December 31, 2008 and 2007;

Consolidated Statements of Operations – Years ended December 31, 2008, 2007 and 2006;

Consolidated Statements of Changes in Stockholders’ Equity—Years ended December 31, 2008, 2007 and 2006 ; and

Consolidated Statements of Cash Flows—Years ended December 31, 2008, 2007 and 2006.

Notes to Consolidated Financial Statements

2. Consolidated Financial Statement Schedules.    The following consolidated financial statement schedules are included in Item 8. of this Form 10-K:

None. The Schedules to consolidated financial statements are not required under the related instructions or are inapplicable.

(b) Exhibits.    The exhibits indicated below are either included or incorporated by reference as indicated.

SEC Assigned Exhibit Number	Description of Exhibits
2.1	Agreement and Plan of Merger, dated as of May 24, 2006, by and between Regions Financial Corporation and AmSouth Bancorporation, incorporated by reference to Annex A to the joint proxy statement/prospectus contained in Registration Statement No. 333-135732 filed July 12, 2006.

3.1	Restated Certificate of Incorporation incorporated by reference to Exhibit 3.1 to Form 10-Q Quarterly Report filed by registrant on August 3, 2007.

3.2	Certificate of Designations incorporated by reference to Exhibit 3.1 to Form 8-K Current Report filed by registrant on November 18, 2008.

3.3	Bylaws as restated, incorporated by reference to Exhibit 3.2 to Form 8-K Current Report filed by registrant on April 17, 2008.

4.1	Instruments defining the rights of security holders, including indentures. The registrant hereby agrees to furnish to the Commission upon request copies of instruments defining the rights of holders of long-term debt of the registrant and its consolidated subsidiaries; no issuance of debt exceeds 10% of the assets of the registrant and its subsidiaries on a consolidated basis.

4.2	Warrant to purchase up to 48,253,677 shares of Common Stock, issued on November 14, 2008 to the United States Department of Treasury, incorporated by reference to Exhibit 4.1 to Form 8-K Current Report filed by registrant on November 18, 2008.

4.3	Form of stock certificate for the class of Fixed Rate Cumulative Perpetual Preferred Stock Series A, incorporated by reference to Exhibit 4.2 to Form 8-K Current Report filed by registrant on November 18, 2008.

10.1*	AmSouth Bancorporation 2006 Long Term Incentive Compensation Plan, incorporated by reference to Appendix C to AmSouth Bancorporation’s Proxy Statement dated March 10, 2006, for the AmSouth Annual Meeting of Shareholders held April 20, 2006.

SEC Assigned Exhibit Number	Description of Exhibits
10.2*	Form of stock option grant agreement under AmSouth Bancorporation 2006 Long Term Incentive Compensation Plan, incorporated by reference to Exhibit 99.3 to Form 8-K Current Report filed by registrant on April 30, 2007.

10.3*	Form of restricted stock grant agreement under AmSouth Bancorporation 2006 Long Term Incentive Compensation Plan, incorporated by reference to Exhibit 99.4 to Form 8-K Current Report filed by registrant on April 30, 2007.

10.4*	Form of performance unit agreement under AmSouth Bancorporation 2006 Long Term Incentive Compensation Plan and Regions Financial Corporation 2006 Long Term Incentive Plan, incorporated by reference to Exhibit 99.5 to Form 8-K Current Report filed by registrant on April 30, 2007.

10.5*	Form of stock option grant agreement, between Regions Financial Corporation and Alton E. Yother under AmSouth Bancorporation 2006 Long Term Incentive Compensation Plan, incorporated by reference to Exhibit 99.6 to Form 8-K Current Report filed by registrant on April 30, 2007.

10.6*	Form of restricted stock grant agreement between Regions Financial Corporation and Alton E. Yother under AmSouth Bancorporation 2006 Long Term Incentive Compensation Plan, incorporated by reference to Exhibit 99.7 to Form 8-K Current Report filed by registrant on April 30, 2007.

10.7*	Form of performance unit agreement between Regions Financial Corporation and Alton E. Yother under AmSouth Bancorporation 2006 Long Term Incentive Compensation Plan, incorporated by reference to Exhibit 99.8 to Form 8-K Current Report filed by registrant on April 30, 2007.

10.8*	Regions Financial Corporation 2006 Long Term Incentive Plan, incorporated by reference to Exhibit 99.1 to Form 8-K Current Report filed by registrant on May 23, 2006.

10.9*	Amendment to Regions Financial Corporation 2006 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.5 to Form 10-Q Quarterly Report filed by registrant on May 7, 2008.

10.10*	Form of stock option grant agreement under Regions Financial Corporation 2006 Long Term Incentive Plan, incorporated by reference to Exhibit 99.1 to Form 8-K Current Report filed by registrant on April 30, 2007.

10.11*	Form of restricted stock grant agreement under Regions Financial Corporation 2006 Long Term Incentive Plan, incorporated by reference to Exhibit 99.2 to Form 8-K Current Report filed by registrant on April 30, 2007.

10.12*	Form of director stock option grant agreement under Regions Financial Corporation 2006 Long Term Incentive Plan, incorporated by reference to Exhibit 10.46 to Form 10-K Annual Report filed by registrant on February 26, 2008.

10.13*	Regions 1999 Long Term Incentive Plan, incorporated by reference to Exhibit 10.3 to Form 10-K Annual Report filed by registrant on March 14, 2005.

10.14*	Form of award agreement for incentive stock options under Regions Financial Corporation 1999 Long Term Incentive Plan, incorporated by reference to Exhibit 99.9 to Form 8-K Current Report filed by registrant on December 23, 2005.

10.15*	Form of award agreement for nonqualified stock options under Regions Financial Corporation 1999 Long Term Incentive Plan, incorporated by reference to Exhibit 99.10 to Form 8-K Current Report filed by registrant on December 23, 2005.

SEC Assigned Exhibit Number	Description of Exhibits
10.16*	Form of award agreement for restricted stock awards under Regions Financial Corporation 1999 Long Term Incentive Plan, incorporated by reference to Exhibit 99.11 to Form 8-K Current Report filed by registrant on December 23, 2005.

10.17*	AmSouth Bancorporation 1996 Long Term Incentive Compensation Plan, as amended, incorporated by reference to Exhibit 10.2 to Form 10-Q Quarterly Report filed by AmSouth Bancorporation on November 9, 2004.

10.18*	Amendment Number 1 to the AmSouth Bancorporation 1996 Long Term Incentive Compensation Plan, incorporated by reference to Exhibit 10.1 to Form 10-Q Quarterly Report filed by AmSouth Bancorporation on May 9, 2006.

10.19*	Form of restricted stock grant agreement under AmSouth Bancorporation 1996 Long Term Incentive Compensation Plan, incorporated by reference to Exhibit 10.1 to Form 8-K Current Report filed by AmSouth Bancorporation on April 5, 2006.

10.20*	Form of stock option grant agreement under AmSouth Bancorporation 1996 Long Term Incentive Compensation Plan, incorporated by reference as Exhibit 10.2 to Form 8-K Current Report filed by AmSouth Bancorporation on February 11, 2005.

10.21*	AmSouth Bancorporation Amended and Restated 1991 Employee Stock Incentive Plan, incorporated by reference to attachment A to Proxy Statement of First American Corporation dated and filed March 20, 1997, File No. 0-6198.

10.22*	AmSouth Bancorporation Amended and Restated Stock Option Plan for Outside Directors, incorporated by reference to Appendix E to AmSouth Bancorporation’s Proxy Statement dated March 10, 2004, for the Annual Meeting of Shareholders held April 15, 2004.

10.23*	Form of stock option grant agreement under AmSouth Bancorporation Amended and Restated Stock Option Plan for Outside Directors, incorporated by reference to Exhibit 10.1 to Form 8-K Current Report filed by AmSouth Bancorporation on April 26, 2005.

10.24*	Regions Directors’ Deferred Stock Investment Plan, incorporated by reference to Exhibit 10.6 to Form 10-K Annual Report filed by former Regions Financial Corporation on March 24, 2003, File No. 01-31307.

10.25*	Amendment to Regions Directors’ Deferred Stock Investment Plan, incorporated by reference to Exhibit 10.13 to Form 10-K Annual Report filed by registrant on March 9, 2006.

10.26*	Amendment to Regions Financial Corporation Directors’ Deferred Stock Investment Plan, incorporated by reference to Exhibit 10.9 to Form 10-Q Quarterly Report filed by registrant on August 3, 2007.

10.27*	Amended and Restated Regions Financial Corporation Directors’ Deferred Stock Investment Plan.

10.28*	Amended and Restated Deferred Compensation Plan for Directors of AmSouth Bancorporation, incorporated by reference to Exhibit 10-q to Form 10-K Annual Report filed by AmSouth Bancorporation on March 30, 1998, File No. 1-7476.

10.29*	Amendment No. 1 to Amended and Restated Deferred Compensation Plan for Directors of AmSouth Bancorporation adopted effective November 4, 2006, incorporated by reference to Exhibit 10.50 to Form 10-K Annual Report filed by registrant on March 1, 2007.

10.30*	Amended and Restated Regions Financial Corporation Deferred Compensation Plan for Former Directors of AmSouth Bancorporation (formerly named Deferred Compensation Plan for Directors of AmSouth Bancorporation).

SEC Assigned Exhibit Number	Description of Exhibits
10.31*	First American Corporation Directors’ Deferred Compensation Plan, incorporated by reference to Exhibit 10-a to Form 10-Q Quarterly Report filed by AmSouth Bancorporation on April 30, 2002, File No. 1-7476.

10.32*	Amendment Number 2 to First American Corporation Directors’ Deferred Compensation Plan, incorporated by reference to Exhibit 10.3 to Form 10-Q Quarterly Report filed by registrant on November 9, 2007.

10.33*	Form of deferred compensation agreement implementing deferred compensation arrangements with certain directors who were formerly directors of Union Planters Corporation, incorporated by reference to Exhibit 10.19 to Form 10-K Annual Report filed by registrant on March 14, 2005.

10.34*	AmSouth Bancorporation Deferred Compensation Plan, incorporated by reference to Exhibit 10.13 to Form 10-K Annual Report filed by AmSouth Bancorporation on March 15, 2005.

10.35*	Amendment Number 1 to AmSouth Bancorporation Deferred Compensation Plan effective November 4, 2006, incorporated by reference to Exhibit 10.59 to Form 10-K Annual Report filed by registrant on March 1, 2007.

10.36*	Amendment Number 2 to AmSouth Bancorporation Deferred Compensation Plan.

10.37*	Regions Financial Corporation Executive Bonus Plan, incorporated by reference to Exhibit 99 to Form 8-K Current Report filed by registrant on May 25, 2005.

10.38*	Amended and Restated AmSouth Bancorporation Management Incentive Plan, incorporated by reference to Exhibit 10.47 to Form 10-K Annual Report filed by registrant on February 26, 2008.

10.39*	Employment Agreement for C. Dowd Ritter, incorporated by reference to Exhibit 10-m to Form 10-K Annual Report filed by AmSouth Bancorporation on March 30, 2000, File No. 1-7476.

10.40*	Amendment to Employment Agreement for C. Dowd Ritter, incorporated by reference to Exhibit 10.2 to Form 10-Q Quarterly Report filed by AmSouth Bancorporation on May 3, 2004.

10.41*	Letter from C. Dowd Ritter to AmSouth Bancorporation dated May 24, 2006, incorporated by reference to Exhibit 10.1 to Form 8-K Current Report filed by AmSouth Bancorporation on May 31, 2006.

10.42*	Letter Agreement re: Termination of Employment Agreement, dated as of October 1, 2007, by and between Regions Financial Corporation and C. Dowd Ritter, incorporated by reference to Exhibit 10.1 to Form 8-K Current Report filed by registrant on October 3, 2007.

10.43*	Letter Agreement re: Supplemental Retirement Agreement dated as of October 1, 2007, by and between Regions Financial Corporation and C. Dowd Ritter, incorporated by reference to Exhibit 10.2 to Form 8-K Current Report filed by registrant on October 3, 2007.

10.44*	Life Insurance Agreements incorporated by reference to Exhibit 10.16 of Form 10-K Annual Report filed by AmSouth Bancorporation on March 10, 2006.

10.45*	Form of Change-in-Control Agreement for executive officers O.B. Grayson Hall, Jr., David B. Edmonds, Irene M. Esteves, G. Timothy Laney, John B. Owen, David H. Rupp and William C. Wells, II, incorporated by reference to Exhibit 10.3 of Form 8-K Current Report filed by registrant on October 3, 2007.

10.46*	Letter to Irene Esteves, incorporated by reference to Exhibit 10.84 to Form 10-K Annual Report filed by registrant on February 26, 2008.

SEC Assigned Exhibit Number	Description of Exhibits
10.47*	Form of letter agreement and Waiver executed in favor of U.S. Treasury and signed by each of C. Dowd Ritter, O.B. Grayson Hall, Jr., Irene M. Esteves, David C. Edmonds, G. Timothy Laney, David H. Rupp and William C. Wells, II.

10.48*	Form of Retention RSU Award Notice, incorporated by reference to Exhibit 99.1 to Form 8-K Current Report filed by registrant on October 3, 2007.

10.49*	Form of Retention RSU Award Agreement, incorporated by reference to Exhibit 99.2 to Form 8-K Current Report filed by registrant on October 3, 2007.

10.50*	AmSouth Bancorporation Amended and Restated Supplemental Thrift Plan, incorporated by reference to Exhibit 10.2 to Form 10-Q Quarterly Report filed by AmSouth Bancorporation on August 9, 2004.

10.51*	Amendment Number One to the AmSouth Bancorporation Supplemental Thrift Plan, incorporated by reference to Exhibit 10.10 to Form 10-K Annual Report filed by AmSouth Bancorporation on March 10, 2006.

10.52*	Amendment Number Two to the AmSouth Bancorporation Supplemental Thrift Plan adopted November 3, 2006, incorporated by reference to Exhibit 10.53 to Form 10-K Annual Report filed by registrant on March 1, 2007.

10.53*	Amendment Number Three to the AmSouth Bancorporation Supplemental Thrift Plan executed January 31, 2007, incorporated by reference to Exhibit 10.1 to Form 10-Q Quarterly Report filed by registrant on May 7, 2007.

10.54*	Amendment Number Four to the AmSouth Bancorporation Supplemental Thrift Plan, incorporated by reference to Exhibit 10.2 to Form 10-Q Quarterly Report filed by registrant on November 9, 2007.

10.55*	Amendment Number Five to the AmSouth Bancorporation Supplemental Thrift Plan, incorporated by reference to Exhibit 10.2 to Form 10-Q Quarterly Report filed by registrant on May 7, 2008.

10.56*	Amendment Number Six to the AmSouth Bancorporation Supplemental Thrift Plan, incorporated by reference to Exhibit 10.3 to Form 10-Q Quarterly Report filed by registrant on May 7, 2008.

10.57*	Regions Financial Corporation Supplemental 401(k) Plan Amended and Restated as of April 1, 2008, incorporated by reference to Exhibit 10.1 to Form 10-Q Quarterly Report filed by registrant on August 6, 2008.

10.58*	Amended and Restated Regions Financial Corporation Supplemental 401(k) Plan (formerly named AmSouth Bancorporation Supplemental Thrift Plan).

10.59*	AmSouth Bancorporation Amended and Restated Supplemental Retirement Plan, incorporated by reference to Exhibit 10.1 to Form 10-Q Quarterly Report filed by AmSouth Bancorporation on August 9, 2004.

10.60*	Amendment Number One to the AmSouth Bancorporation Supplemental Retirement Plan adopted November 3, 2006, incorporated by reference to Exhibit 10.46 to Form 10-K Annual Report filed by registrant on March 1, 2007.

10.61*	Amendment Number Two to the AmSouth Bancorporation Supplemental Retirement Plan, incorporated by reference to Exhibit 10.4 to Form 10-Q Quarterly Report filed by registrant on May 7, 2008.

10.62*	Amended and Restated Regions Financial Corporation Post 2006 Supplemental Executive Retirement Plan (formerly named AmSouth Bancorporation Supplemental Retirement Plan).

SEC Assigned Exhibit Number	Description of Exhibits
10.63*	Form of Indemnification Agreement for Directors of AmSouth Bancorporation, incorporated by reference to Exhibit 10.2 to Form 8-K Current Report filed by AmSouth Bancorporation on April 20, 2006.

10.64*	Morgan Keegan & Company Deferred Compensation Plan and form of deferral agreement, incorporated by reference to Exhibit 10.71 to Form 10-K Annual Report filed by registrant on March 1, 2007.

10.65*	Morgan Keegan & Company Amended and Restated Deferred Compensation Plan.

10.66*	Employment agreement dated as of October 18, 2006 with G. Douglas Edwards, the President and Chief Executive Officer of Morgan Keegan & Company, Inc., incorporated by reference to Exhibit 99.2 to Form 8-K Current Report filed by registrant on October 27, 2006.

10.67	Letter Agreement, dated November 14, 2008 including the Securities Purchase Agreement—Standard Terms incorporated by reference therein, between registrant and the U.S. Treasury, incorporated by reference to Exhibit 10.1 to Form 8-K Current Report filed November 18, 2008.

12	Computation of Ratio of Earnings to Fixed Charges.

21	List of subsidiaries of registrant.

23	Consent of independent registered public accounting firm.

24	Powers of Attorney.

31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Compensatory plan or agreement.

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

Date: February 24, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ C. DOWD RITTER C. Dowd Ritter	Chairman, President, Chief Executive Officer, and Director (principal executive officer)	February 24, 2009

/s/ O. B. GRAYSON HALL, JR. O. B. Grayson Hall, Jr.	Vice Chairman, Head of General Banking Group and Director	February 24, 2009

/s/ IRENE M. ESTEVES Irene M. Esteves	Senior Executive Vice President and Chief Financial Officer (principal financial officer)	February 24, 2009

/s/ HARDIE B. KIMBROUGH, JR. Hardie B. Kimbrough, Jr.	Executive Vice President and Controller (principal accounting officer)	February 24, 2009

* Samuel W. Bartholomew, Jr.	Director	February 24, 2009

* George W. Bryan	Director	February 24, 2009

* David J. Cooper, Sr.	Director	February 24, 2009

* Earnest W. Deavenport, Jr.	Director	February 24, 2009

* Don DeFosset	Director	February 24, 2009

* James R. Malone	Director	February 24, 2009

Signature	Title	Date

* Susan W. Matlock	Director	February 24, 2009

* John E. Maupin, Jr.	Director	February 24, 2009

* Charles D. McCrary	Director	February 24, 2009

* Claude B. Nielsen	Director	February 24, 2009

* John R. Roberts	Director	February 24, 2009

* Lee J. Styslinger III	Director	February 24, 2009

*	John D. Buchanan, by signing his name hereto, does sign this document on behalf of each of the persons indicated above pursuant to powers of attorney executed by such persons and filed with the Securities and Exchange Commission.

By:	/s/ JOHN D. BUCHANAN
John D. Buchanan
Attorney in Fact