Form 10-Q
period 2009-03-31
REGIONS FINANCIAL CORP
filed 2009-05-11
CIK 1281761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐  (Do not check if a smaller reporting company)    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The number of shares outstanding of each of the issuer’s classes of common stock was 695,030,000 shares of common stock, par value $.01, outstanding as of April 30, 2009.

REGIONS FINANCIAL CORPORATION

FORM 10-Q

Forward-Looking Statements

This Quarterly Report on Form 10-Q, other periodic reports filed by Regions Financial Corporation (“Regions”) under the Securities Exchange Act of 1934, as amended, and any other written or oral statements made by or on behalf of Regions may include forward-looking statements. The Private Securities Litigation Reform Act of 1995 (the “Act”) provides a “safe harbor” for forward-looking statements which are identified as such and are accompanied by the identification of important factors that could cause actual results to differ materially from the forward-looking statements. For these statements, we, together with our subsidiaries, unless the context implies otherwise, claim the protection afforded by the safe harbor in the Act. Forward-looking statements are not based on historical information, but rather are related to future operations, strategies, financial results or other developments. Forward-looking statements are based on management’s expectations as well as certain assumptions and estimates made by, and information available to, management at the time the statements are made. Those statements are based on general assumptions and are subject to various risks, uncertainties and other factors that may cause actual results to differ materially from the views, beliefs and projections expressed in such statements. These risks, uncertainties and other factors include, but are not limited to, those described below:

•

In October 2008 Congress enacted and the President signed into law, the Emergency Economic Stabilization Act of 2008, and on February 17, 2009 the American Recovery and Reinvestment Act of 2009 was signed into law. Additionally, the U.S. Treasury and federal banking regulators are implementing a number of programs to address capital and liquidity issues in the banking system and may announce additional programs that Regions is subject to in the future, all of which may have significant effects on Regions and the financial services industry, the exact nature and extent of which cannot be determined at this time.

•	Possible changes in interest rates may affect funding costs and reduce earning asset yields, thus reducing margins.

•	Possible changes in general economic and business conditions in the United States in general and in the communities Regions serves in particular.

•	Possible changes in the creditworthiness of customers and the possible impairment of the collectability of loans.

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

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)	March 31 2009	December 31 2008	March 31 2008
Assets
Cash and due from banks	$2,429	$2,643	$3,061
Interest-bearing deposits in other banks	2,288	7,540	48
Federal funds sold and securities purchased under agreements to resell	418	790	852
Trading account assets	1,348	1,050	1,519
Securities available for sale	20,970	18,850	17,766
Securities held to maturity	45	47	50
Loans held for sale (includes $1,365 measured at fair value at March 31, 2009)	1,956	1,282	757
Loans, net of unearned income	95,686	97,419	96,385
Allowance for loan losses	(1,861)	(1,826)	(1,376)

Net loans	93,825	95,593	95,009
Other interest-earnings assets	849	897	617
Premises and equipment, net	2,808	2,786	2,666
Interest receivable	426	458	549
Goodwill	5,551	5,548	11,510
Mortgage servicing rights	161	161	269
Other identifiable intangible assets	603	638	746
Other assets	8,303	7,965	8,830

Total assets	$141,980	$146,248	$144,249

Liabilities and Stockholders’ Equity
Deposits:
Non-interest-bearing	$19,988	$18,457	$18,182
Interest-bearing	73,548	72,447	71,005

Total deposits	93,536	90,904	89,187
Borrowed funds:
Short-term borrowings:
Federal funds purchased and securities sold under agreements to repurchase	2,828	3,143	8,451
Other short-term borrowings	6,525	12,679	8,717

Total short-term borrowings	9,353	15,822	17,168
Long-term borrowings	18,762	19,231	12,357

Total borrowed funds	28,115	35,053	29,525
Other liabilities	3,512	3,478	5,515

Total liabilities	125,163	129,435	124,227
Stockholders’ equity:
Preferred stock, cumulative perpetual participating, par value $1.00 (liquidation preference $1,000.00) per share, net of discount:
Authorized 10,000,000 shares
Issued—3,500,000 shares in 2008	3,316	3,307	—
Common stock, par value $.01 per share:
Authorized 1,500,000,000 shares
Issued including treasury stock—738,570,609; 735,667,650 and 735,775,383 shares, respectively	7	7	7
Additional paid-in capital	16,828	16,815	16,560
Retained earnings (deficit)	(1,913)	(1,869)	4,495
Treasury stock, at cost—43,676,701; 44,301,693 and 41,054,113 shares, respectively	(1,415)	(1,425)	(1,371)
Accumulated other comprehensive income (loss), net	(6)	(22)	331

Total stockholders’ equity	16,817	16,813	20,022

Total liabilities and stockholders’ equity	$141,980	$146,248	$144,249

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31
(In millions, except per share data)	2009	2008
Interest income on:
Loans, including fees	$1,099	$1,529
Securities:
Taxable	239	200
Tax-exempt	7	10

Total securities	246	210
Loans held for sale	15	9
Federal funds sold and securities purchased under agreements to resell	1	7
Trading account assets	12	21
Other interest-earning assets	6	7

Total interest income	1,379	1,783
Interest expense on:
Deposits	366	503
Short-term borrowings	20	113
Long-term borrowings	184	149

Total interest expense	570	765

Net interest income	809	1,018
Provision for loan losses	425	181

Net interest income after provision for loan losses	384	837
Non-interest income:
Service charges on deposit accounts	269	272
Brokerage, investment banking and capital markets	217	273
Mortgage income	73	46
Trust department income	46	57
Securities gains, net	53	91
SILO termination gains	323	—
Other	85	169

Total non-interest income	1,066	908
Non-interest expense:
Salaries and employee benefits	539	643
Net occupancy expense	107	107
Furniture and equipment expense	76	80
Impairment of mortgage servicing rights	—	42
Other	336	378

Total non-interest expense	1,058	1,250

Income before income taxes	392	495
Income taxes	315	158

Net income	$77	$337

Net income available to common shareholders	$26	$337

Weighted-average number of shares outstanding:
Basic	693	695
Diluted	694	696
Earnings per common share:
Basic	0.04	0.48
Diluted	0.04	0.48
Cash dividends declared per common share	0.10	0.38

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Treasury Stock, At Cost	Accumulated Other Comprehensive Income (Loss)	Total
(In millions, except per share data)	Shares	Amount	Shares	Amount

BALANCE AT JANUARY 1, 2008	—	$—	694	$7	$16,545	$4,439	$(1,371)	$203	$19,823
Cumulative effect of changes in accounting principles due to adoption of EITF 06-4, EITF 06-10 and FAS 158 (see Note 12)	—	—	—	—	—	(17)	—	—	(17)
Comprehensive income:
Net income	—	—	—	—	—	337	—	—	337
Net change in unrealized gains and losses on securities available for sale, net of tax and reclassification adjustment*	—	—	—	—	—	—	—	24	24
Net change in unrealized gains and losses on derivative instruments, net of tax and reclassification adjustment*	—	—	—	—	—	—	—	104	104

Comprehensive income									465
Cash dividends declared—$0.38 per share	—	—	—	—	—	(264)	—	—	(264)
Common stock transactions:
Stock transactions with employees under compensation plans, net	—	—	1	—	(1)	—	—	—	(1)
Stock options exercised, net	—	—	—	—	3	—	—	—	3
Amortization of unearned restricted stock	—	—	—	—	13	—	—	—	13

BALANCE AT MARCH 31, 2008	—	$—	695	$7	$16,560	$4,495	$(1,371)	$331	$20,022

BALANCE AT JANUARY 1, 2009	4	$3,307	691	$7	$16,815	$(1,869)	$(1,425)	$(22)	$17,512
Comprehensive income:
Net income	—	—	—	—	—	77	—	—	77
Net change in unrealized gains and losses on securities available for sale, net of tax and reclassification adjustment*	—	—	—	—	—	—	—	52	52
Net change in unrealized gains and losses on derivative instruments, net of tax and reclassification adjustment*	—	—	—	—	—	—	—	(35)	(35)
Net change from defined benefit pension plans, net of tax*	—	—	—	—	—	—	—	(1)	(1)

Comprehensive income									93
Cash dividends declared—$0.10 per share	—	—	—	—	—	(70)	—	—	(70)
Preferred dividends	—	—	—	—	—	(42)	—	—	(42)
Preferred stock transactions:
Discount accretion	—	9	—	—	—	(9)	—	—	(9)
Common stock transactions:
Stock transactions with employees under compensation plans, net	—	—	4	—	—	—	10	—	10
Stock options exercised, net	—	—	—	—	5	—	—	—	5
Amortization of unearned restricted stock	—	—	—	—	8	—	—	—	8

BALANCE AT MARCH 31, 2009	4	$3,316	695	$7	$16,828	$(1,913)	$(1,415)	$(6)	$17,507

*	See disclosure of reclassification adjustment amount and tax effect, as applicable, in Note 3 to the consolidated financial statements.

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31
(In millions)	2009	2008
Operating activities:
Net income	$77	$337
Adjustments to reconcile net cash provided by operating activities:
Provision for loan losses	425	181
Depreciation and amortization of premises and equipment	68	66
Impairment of mortgage servicing rights	—	42
Provision for losses on other real estate, net	19	4
Net accretion of securities	(5)	(4)
Net amortization of loans and other assets	64	48
Net accretion of deposits and borrowings	(4)	(5)
Net securities gains	(53)	(91)
Loss on early extinguishment of debt	—	66
Deferred income tax benefit	(139)	(22)
Excess tax benefits from share-based payments	—	(1)
Originations and purchases of loans held for sale	(2,787)	(1,458)
Proceeds from sales of loans held for sale	2,210	1,445
Gain on sale of loans, net	(37)	(23)
Increase in trading account assets	(298)	(428)
Decrease (increase) in other interest-earning assets	48	(112)
Decrease in interest receivable	32	65
Increase in other assets	(285)	(1,040)
Increase in other liabilities	32	339
Other	12	12

Net cash used in operating activities	(621)	(579)
Investing activities:
Proceeds from sale of securities available for sale	795	2,011
Proceeds from maturity of:
Securities available for sale	1,089	888
Securities held to maturity	2	1
Purchases of:
Securities available for sale	(3,865)	(3,106)
Proceeds from sales of loans	—	81
Net decrease (increase) in loans	1,255	(1,196)
Net purchases of premises and equipment	(90)	(121)
Net cash received from deposits assumed	279	—

Net cash used in investing activities	(535)	(1,442)
Financing activities:
Net increase (decrease) in deposits	2,354	(5,585)
Net (decrease) increase in short-term borrowings	(6,469)	6,047
Proceeds from long-term borrowings	100	1,841
Payments on long-term borrowings	(560)	(806)
Cash dividends on common stock	(70)	(264)
Cash dividends on preferred stock	(42)	—
Proceeds from exercise of stock options	5	3
Excess tax benefits from share-based payments	—	1

Net cash (used in) provided by financing activities	(4,682)	1,237

Decrease in cash and cash equivalents	(5,838)	(784)
Cash and cash equivalents at beginning of year	10,973	4,745

Cash and cash equivalents at end of period	$5,135	$3,961

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Three Months Ended March 31, 2009 and 2008

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

The accounting and reporting policies of Regions and the methods of applying those policies that materially affect the consolidated financial statements conform with accounting principles generally accepted in the United States (“GAAP”) and with general financial services industry practices. The accompanying interim financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and notes to the consolidated financial statements necessary for a complete presentation of financial position, results of operations and cash flows in conformity with GAAP. In the opinion of management, all adjustments, consisting of only normal and recurring items, necessary for the fair presentation of the consolidated financial statements have been included. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto in Regions’ Form 10-K for the year ended December 31, 2008.

Certain amounts in prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications are immaterial and have no effect on net income, total assets or stockholders’ equity.

NOTE 2—Earnings per Common Share

The following table sets forth the computation of basic earnings per common share and diluted earnings per common share:

	Three Months Ended March 31
(In millions, except per share amounts)	2009	2008
Numerator:
Net income	$77	$337
Preferred stock dividends	(51)	—

Net income available to common shareholders	$26	$337

Denominator:
Weighted-average common shares outstanding—basic	693	695
Common stock equivalents	1	1

Weighted-average common shares outstanding—diluted	694	696

Earnings per common share:
Basic	$0.04	$0.48
Diluted	0.04	0.48

The effect from the assumed exercise of 52.6 million and 53.3 million stock options for the three months ended March 31, 2009 and 2008, respectively, was not included in the above computations of diluted earnings per common share because such amounts would have had an antidilutive effect on earnings per common share.

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

The disclosure of the reclassification amount is as follows:

	Three Months Ended March 31, 2009
(In millions)	Before Tax	Tax Effect	Net of Tax
Net income	$392	$(315)	$77
Net unrealized holding gains and losses on securities available for sale arising during the period	134	(48)	86
Less: reclassification adjustments for net securities gains realized in net income	53	(19)	34

Net change in unrealized gains and losses on securities available for sale	81	(29)	52
Net unrealized holding gains and losses on derivatives arising during the period	39	(15)	24
Less: reclassification adjustments for net gains realized in net income	95	(36)	59

Net change in unrealized gains and losses on derivative instruments	(56)	21	(35)
Net actuarial gains and losses arising during the period	9	(3)	6
Less: amortization of actuarial loss and prior service credit realized in net income	11	(4)	7

Net change from defined benefit plans	(2)	1	(1)

Comprehensive income	$415	$(322)	$93

	Three Months Ended March 31, 2008
(In millions)	Before Tax	Tax Effect	Net of Tax
Net income	$495	$(158)	$337
Net unrealized holding gains and losses on securities available for sale arising during the period	126	(43)	83
Less: reclassification adjustments for net securities gains realized in net income	91	(32)	59

Net change in unrealized gains and losses on securities available for sale	35	(11)	24
Net unrealized holding gains and losses on derivatives arising during the period	181	(69)	112
Less: reclassification adjustments for net losses realized in net income	13	(5)	8

Net change in unrealized gains and losses on derivative instruments	168	(64)	104
Net actuarial gains and losses arising during the period	1	—	1
Less: amortization of actuarial loss and prior service credit realized in net income	1	—	1

Net change from defined benefit plans	—	—	—

Comprehensive income	$698	$(233)	$465

NOTE 4—Pension and Other Postretirement Benefits

Net periodic pension and other postretirement benefits cost included the following components for the three months ended March 31:

	Pension		Other Postretirement Benefits
(In millions)	2009	2008	2009	2008
Service cost	$1	$10	$—	$—
Interest cost	22	22	—	1
Expected return on plan assets	(22)	(30)	—	—
Amortization of prior service cost	—	1	—	—
Amortization of actuarial loss	11	—	—	—

	$12	$3	$—	$1

For 2009, benefit accruals in the Regions Financial Corporation Retirement Plan have been temporarily suspended. Matching contributions in the 401(k) plans will be temporarily suspended beginning in the second quarter of 2009.

NOTE 5—Share-Based Payments

Regions has long-term incentive compensation plans that permit the granting of incentive awards in the form of stock options, restricted stock awards and units, and stock appreciation rights. The terms of all awards issued under these plans are determined by the Compensation Committee of the Board of Directors, but no options may be granted after the tenth anniversary of the plans’ adoption. Options and restricted stock usually vest based on employee service, generally within three years from the date of the grant. The contractual life of options granted under these plans ranges from seven to ten years from the date of grant. Upon adoption of a new long-term incentive plan in 2006, Regions amended all other open stock and long-term incentive plans, such that no new awards may be granted under those plans subsequent to the amendment date. The outstanding awards were unaffected by this plan amendment. Additionally, in connection with the AmSouth Bancorporation (“AmSouth”) merger, Regions assumed AmSouth’s long-term incentive plans. The number of remaining share equivalents authorized for future issuance under long-term compensation plans was approximately 6.2 million share equivalents at March 31, 2009. Refer to Regions’ Annual Report on Form 10-K for the year ended December 31, 2008 for further disclosures related to share-based payments issued by Regions.

During the first quarter of 2009, Regions made a stock option grant that vests based upon a service condition and a market condition. The fair value of these stock options was estimated on the date of the grant using a Monte-Carlo simulation. The simulation generates a defined number of stock price paths in order to develop a reasonable estimate of the range of future expected stock prices and minimize standard error. For all other grants that vest solely upon a service condition, the fair value of stock options is estimated at the date of the grant using a Black-Scholes option pricing model and related assumptions.

The following table summarizes the weighted-average assumptions used and the estimated fair values related to stock options granted during the three months ended March 31:

	March 31
	2009		2008
Expected dividend yield	1.85%		6.93%
Expected volatility	67.15%		26.40%
Risk-free interest rate	2.80%		2.90%
Expected option life	6.8	yrs.	5.8	yrs.
Fair value	$1.78		$2.48

During 2009, expected volatility increased based upon increases in the historical volatility of Regions’ stock price and the implied volatility measurements from traded options on the Company’s stock. The expected option life increased due to changes in the employee grant base and employee exercise behavior. The expected dividend yield decreased based upon the market’s expectation of reduced dividends in the near term.

The following table details the activity during the first three months of 2009 and 2008 related to stock options:

	For the Three Months Ended March 31
	2009		2008
	Number of Options	Wtd. Avg. Exercise Price	Number of Options	Wtd. Avg. Exercise Price
Outstanding at beginning of period	52,955,298	$28.22	48,044,207	$29.71
Granted	4,063,209	3.29	9,100,305	21.94
Exercised	—	—	(28,108)	17.79
Forfeited or cancelled	(1,179,861)	31.87	(1,041,864)	31.45

Outstanding at end of period	55,838,646	$26.34	56,074,540	$28.42

Exercisable at end of period	43,097,681	$28.72	42,628,182	$29.20

During the first quarter of 2009, Regions granted restricted shares that vest based upon a service condition and a market condition. The fair value of these restricted shares was estimated on the date of the grant using a Monte-Carlo simulation. The assumptions related to this grant included expected volatility of 84.81%, expected dividend yield of 1.00%, and an expected term of 4.0 years based on the vesting term of the market condition. The risk-free rate is consistent with the assumption used to value stock options. For all other grants that vest solely upon a service condition, the fair value of the awards is estimated based upon the fair value of the underlying shares on the date of the grant.

The following table details the activity during the first three months of 2009 and 2008 related to restricted share awards and units:

	For the Three Months Ended March 31
	2009		2008
	Shares	Wtd. Avg. Grant Date Fair Value	Shares	Wtd. Avg. Grant Date Fair Value
Non-vested at beginning of period	4,123,911	$27.67	3,651,054	$32.60
Granted	2,939,701	2.76	1,440,598	22.04
Vested	(200,102)	33.50	(112,451)	34.03
Forfeited	(78,068)	27.67	(242,175)	32.48

Non-vested at end of period	6,785,442	$16.71	4,737,026	$29.36

NOTE 6—Business Segment Information

Regions’ segment information is presented based on Regions’ key segments of business. Each segment is a strategic business unit that serves specific needs of Regions’ customers. The Company’s primary segment is General Banking/Treasury, which represents the Company’s branch network, including consumer and commercial banking functions, and has separate management that is responsible for the operation of that business unit. This segment also includes the Company’s Treasury function, including the Company’s securities portfolio and other wholesale funding activities. Prior to year-end 2008, Regions had reported an Other segment that included merger charges and the parent company. Regions realigned to include the parent company with General Banking/Treasury as parent company transactions essentially support the Treasury function. The 2008 amounts presented below have been adjusted to conform to the 2009 presentation.

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

The reportable segment designated Merger Charges includes merger charges related to the AmSouth acquisition for the periods presented. These amounts are excluded from other reportable segments because management reviews the results of the other reportable segments excluding these items.

The following tables present financial information for each reportable segment for the period indicated.

(In millions)	General Banking/ Treasury	Investment Banking/ Brokerage/ Trust	Insurance	Merger Charges	Total Company
Three months ended March 31, 2009
Net interest income	$792	$16	$1	$—	$809
Provision for loan losses	425	—	—	—	425
Non-interest income	784	253	29	—	1,066
Non-interest expense	787	248	23	—	1,058
Income tax expense	305	8	2	—	315

Net income	$59	$13	$5	$—	$77

Average assets	$139,534	$3,549	$480	$—	$143,563

(In millions)	General Banking/ Treasury	Investment Banking/ Brokerage/ Trust	Insurance	Merger Charges	Total Company
Three months ended March 31, 2008
Net interest income	$997	$20	$1	$—	$1,018
Provision for loan losses	181	—	—	—	181
Non-interest income	571	305	32	—	908
Non-interest expense	875	276	23	76	1,250
Income tax expense (benefit)	166	18	3	(29)	158

Net income (loss)	$346	$31	$7	$(47)	$337

Average assets	$137,870	$3,677	$328	$—	$141,875

NOTE 7—Goodwill

Goodwill allocated to each reportable segment as of March 31, 2009, December, 31, 2008, and March 31, 2008 is presented as follows:

(In millions)	March 31 2009	December 31 2008	March 31 2008
General Banking/Treasury	$4,691	$4,691	$10,668
Investment Banking/Brokerage/Trust	740	740	728
Insurance	120	117	114

Balance at end of period	$5,551	$5,548	$11,510

In December 2008, Regions evaluated each reporting unit’s goodwill for impairment. As a result, Regions recorded a goodwill impairment charge of $6.0 billion in the General Banking/Treasury reporting unit. During the first quarter of 2009, Regions assessed the indicators of impairment noting there had been no significant changes since the year-end evaluation. Thus, Regions concluded that goodwill was not impaired as of March 31, 2009. Regions will continue to monitor and test goodwill as appropriate.

NOTE 8—Loan Servicing

Effective January 1, 2009, the Company made an election allowed by Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets, an Amendment of FASB Statement No. 140” (“FAS 156”) to prospectively change the policy for accounting for residential mortgage servicing rights from the amortization method to the fair value measurement method. Under the fair value measurement method, servicing assets are measured at fair value each period with changes in fair value recorded as a component of mortgage banking income. The adoption did not have a material impact on the consolidated financial statements.

The fair value of mortgage servicing rights is calculated using various assumptions including future cash flows, market discount rates, expected prepayment rates, servicing costs and other factors. A significant change in prepayments of mortgages in the servicing portfolio could result in significant changes in the valuation adjustments, thus creating potential volatility in the carrying amount of mortgage servicing rights. Concurrent with the election to use the fair value measurement method, Regions began using various derivative instruments to mitigate the income statement effect of changes in the fair value of its mortgage servicing rights. During the first three months of 2009, Regions recognized a $1.0 million loss associated with changes in mortgage servicing rights and the aforementioned derivatives, which is included in mortgage income.

An analysis of mortgage servicing rights for the three months ended March 31, 2009, is presented below:

(In millions)
Carrying value, January 1, 2009	$161
Additions	19
Increase (decrease) in fair value:
Due to change in valuation inputs or assumptions	(9)
Other changes(1)	(10)

Carrying value, March 31, 2009	$161

(1)	Represents economic amortization associated with borrower repayments.

Data and assumptions used in the fair value calculation related to residential mortgage servicing rights (excluding related derivative instruments) for the three months ended March 31, 2009 are as follows:

(Dollars in millions)
Unpaid principal balance	$22,341
Weighted-average prepayment speed (CPR)	37.33
Estimated impact on fair value of a 10% increase	$(9)
Estimated impact on fair value of a 20% increase	$(18)
Weighted-average discount rate	10.63%
Estimated impact on fair value of a 10% increase	$(3)
Estimated impact on fair value of a 20% increase	$(6)
Weighted-average coupon interest rate	6.06%
Weighted-average remaining maturity (months)	278
Weighted-average servicing fee (basis points)	28.8

The sensitivity calculations above are hypothetical and should not be considered to be predictive of future performance. Changes in fair value based on adverse changes in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, the effect of an adverse variation in a particular assumption on the fair value of the mortgage servicing rights is calculated without changing any other assumption; while in reality, changes in one factor may result in changes in another which may magnify or counteract the effect of the change.

The derivative instruments utilized by Regions would serve to reduce the estimated impacts to fair value included in the table above.

NOTE 9—Derivative Financial Instruments and Hedging Activities

Regions enters into derivative financial instruments to manage interest rate risk, facilitate asset/liability management strategies and manage other exposures. These derivative instruments primarily include interest rate swaps, options on interest rate swaps, interest rate caps and floors, Eurodollar futures, forward rate contracts and forward sale commitments. All derivative financial instruments are recognized on the consolidated balance sheets as other assets or other liabilities at fair value as required by Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended (“FAS 133”). Regions enters into master netting agreements with counterparties and/or requires collateral based on counterparty credit ratings to cover exposures.

Interest rate swaps are agreements to exchange interest payments based upon notional amounts. Interest rate swaps subject Regions to market risk associated with changes in interest rates, as well as the credit risk that the counterparty will fail to perform. Option contracts involve rights to buy or sell financial instruments on a specified date or over a period at a specified price. These rights do not have to be exercised. Some option contracts such as interest rate floors, involve the exchange of cash based on changes in specified indices. Interest rate floors are contracts to hedge interest rate declines based on a notional amount. Interest rate floors subject Regions to market risk associated with changes in interest rates, as well as the credit risk that the counterparty will fail to perform. Forward rate contracts are commitments to buy or sell financial instruments at a future date at a specified price or yield. Regions primarily enters into forward rate contracts on market instruments, which expose Regions to market risk associated with changes in the value of the underlying financial instrument, as well as the credit risk that the counterparty will fail to perform. Eurodollar futures are futures contracts on Eurodollar deposits. Eurodollar futures subject Regions to market risk associated with changes in interest rates. Because futures contracts are cash settled daily, there is minimal credit risk associated with Eurodollar futures.

The following table presents the fair value of derivative instruments on a gross basis as of March 31, 2009:

	Asset Derivatives		Liability Derivatives
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under FAS 133:
Interest rate swaps	Other assets	$575	Other liabilities	$2
Interest rate options	Other assets	97	Other liabilities	—
Eurodollar futures(1)	Other assets	—	Other liabilities	—

Total derivatives designated as hedging instruments under FAS 133		$672		$2

Derivatives not designated as hedging instruments under FAS 133:
Interest rate swaps	Other assets	$2,373	Other liabilities	$2,264
Interest rate options	Other assets	56	Other liabilities	35
Interest rate futures and forward commitments	Other assets	40	Other liabilities	26
Other contracts	Other assets	5	Other liabilities	4

Total derivatives not designated as hedging instruments under FAS 133		$2,474		$2,329

Total derivatives		$3,146		$2,331

(1)	Changes in fair value are cash-settled daily.

HEDGING DERIVATIVES

Derivatives entered into to manage interest rate risk and facilitate asset/liability management strategies are designated as hedging derivatives under FAS 133. Derivative financial instruments that qualify under FAS 133 in a hedging relationship are classified, based on the exposure being hedged, as either fair value or cash flow hedges. The Company formally documents all hedging relationships between hedging instruments and the hedged items, as well as its risk management objective and strategy for entering into various hedge transactions. The Company performs periodic assessments to determine whether the hedging relationship has been highly effective in offsetting changes in fair values or cash flows of hedged items and whether the relationship is expected to continue to be highly effective in the future.

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

The following table presents the effect of derivative instruments on the income statement for the three months ended March 31, 2009:

Derivatives in FAS 133 Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives	Hedged Items in FAS 133 Fair Value Hedge Relationships	Location of Gain (Loss) Recognized in Income on Related Hedged Item	Amount of Gain (Loss) Recognized in Income on Related Hedged Item
(In millions)
Interest rate swaps	Other non-interest expense	$(5)	Debt	Other non-interest expense	$5
Interest rate swaps	Interest expense	34	Debt	Interest expense	1

Total		$29			$6

Derivatives in FAS 133 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)(1)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)(2)	Location of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)(2)
(In millions)
Interest rate swaps	$(17)	Interest income	$64		$—
Interest rate options	(9)	Interest income	33	Interest income	(4)
Eurodollar futures	(3)	Interest income	2		—

Total	$(29)		$99		$(4)

(1)	After-tax
(2)	Pre-tax

FAIR VALUE HEDGES

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

Regions enters into interest rate swap agreements to manage interest rate exposure on the Company’s fixed-rate borrowings. These agreements involve the receipt of fixed-rate amounts in exchange for floating-rate interest payments over the life of the agreements. As of March 31, 2009, the total notional amount of the Company’s interest rate swaps designated in fair value hedges was $5.6 billion.

CASH FLOW HEDGES

Cash flow hedge relationships mitigate exposure to the variability of future cash flows or other forecasted transactions. For cash flow hedge relationships, the effective portion of the gain or loss related to the derivative instrument is recognized as a component of other comprehensive income. Ineffectiveness is measured by comparing the change in fair value of the respective derivative instrument and the change in fair value of a “perfectly effective” hypothetical derivative instrument. Ineffectiveness will be recognized in earnings only if it results from an overhedge. The ineffective portion of the gain or loss related to the derivative instrument, if any, is recognized in earnings as other non-interest expense during the period of change. Amounts recorded in other comprehensive income are recognized in earnings in the period or periods during which the hedged item impacts earnings.

Regions enters into interest rate swap agreements to manage overall cash flow changes related to interest rate risk exposure on prime-based loans. The agreements effectively modify the Company’s exposure to interest rate risk by utilizing receive fixed/pay prime interest rate swaps. As of March 31, 2009, the total notional amount of the Company’s interest rate swaps designated in cash flow hedges on prime loans was $3.1 billion.

Regions enters into interest rate swap agreements to manage overall cash flow changes related to interest rate risk exposure on LIBOR-based loans. The agreements effectively modify the Company’s exposure to interest rate risk by utilizing receive fixed/pay LIBOR interest rate swaps. As of March 31, 2009, the total notional amount of the Company’s interest rate swaps hedging cash flows on LIBOR loans was $4.3 billion.

Regions issues long-term fixed-rate debt for various funding needs. Regions enters into receive LIBOR/pay-fixed forward starting swaps to hedge risks of changes in the projected quarterly interest payments attributable to changes in the benchmark interest rate (LIBOR) during the time leading up to the probable issuance date of the new long term fixed-rate debt. As of March 31, 2009, the total notional amount of the Company’s forward-starting swaps was $1.0 billion.

Regions enters into interest rate option contracts to protect cash flows through the maturity date of the hedging instrument on the designated one-month LIBOR floating-rate loans from adverse extreme market interest rate changes. As of March 31, 2009, the total notional amount of the Company’s interest rate options was $3.5 billion.

Regions purchases Eurodollar futures to hedge the variability in future cash flows based on forecasted resets of one-month LIBOR-based floating rate loans due to changes in the benchmark interest rate. As of March 31, 2009, the total notional amount of the Company’s Eurodollar futures was $5.0 billion.

Regions realized an after-tax benefit of $20.1 million in accumulated other comprehensive income at March 31, 2009, related to terminated cash flow hedges of loan and debt instruments which will be amortized into earnings in conjunction with the recognition of interest payments through 2011. Regions recognized pre-tax income of $9.3 million during the first quarter of 2009 related to this amortization.

Regions expects to reclassify out of other comprehensive income and into earnings approximately $242.3 million in pre-tax income due to the receipt of interest payments on all cash flow hedges within the next twelve months. Of this amount, $24.9 million relates to the amortization of discontinued cash flow hedges. The maximum length of time over which Regions is hedging its exposure to the variability in future cash flows for forecasted transactions is approximately 3 years as of March 31, 2009.

TRADING DERIVATIVES

Derivative contracts that do not qualify for hedge accounting are classified as trading with gains and losses related to the change in fair value recognized in earnings during the period.

The Company also maintains a derivatives trading portfolio of interest rate swaps, option contracts, and futures and forward commitments used to meet the needs of its customers. The portfolio is used to generate trading profit and help clients manage market risk. The Company is subject to the credit risk that a counterparty will fail to perform. The contracts in this portfolio do not qualify for hedge accounting and are marked-to-market through earnings and included in other assets and other liabilities. As of March 31, 2009, the total notional amount of the Company’s derivatives trading portfolio was $67.3 billion.

In the normal course of business, Morgan Keegan enters into underwriting and forward and future commitments on U.S. Government and municipal securities. As of March 31, 2009, the contractual amounts of forward and future commitments was approximately $8.4 million. The brokerage subsidiary typically settles its position by entering into equal but opposite contracts and, as such, the contract amounts do not necessarily represent future cash requirements. Settlement of the transactions relating to such commitments is not expected to have a material effect on the subsidiary’s financial position. Transactions involving future settlement give rise to market risk, which represents the potential loss that can be caused by a change in the market value of a particular financial instrument. The exposure to market risk is determined by a number of factors, including size, composition and diversification of positions held, the absolute and relative levels of interest rates, and market volatility.

Regions enters into interest rate lock commitments, which are commitments to originate mortgage loans whereby the interest rate on the loan is determined prior to funding and the customers have locked into that interest rate. Fair value is based on fees currently charged to enter into similar agreements and, for fixed-rate commitments, considers the difference between current levels of interest rates and the committed rates. At March 31, 2009, Regions had $1.4 billion in notional amounts of rate lock commitments. Regions manages market risk on interest rate lock commitments and mortgage loans held for sale with corresponding forward sale commitments, which are recorded at fair value with changes in fair value recorded in mortgage income. At March 31, 2009, Regions had $2.5 billion in notional amounts related to these forward rate commitments.

On January 1, 2009, Regions made an election allowed by FAS 156 and began accounting for mortgage servicing rights at fair market value with any changes to fair value being recorded within mortgage income. Concurrent with the election to use the fair value measurement method, Regions began using various derivative instruments to mitigate the income statement effect of changes in the fair value of its mortgage servicing rights. As of March 31, 2009, the total notional amount related to these forward rate commitments was $2.1 billion.

The following table presents information for derivatives not designated as hedging instruments under FAS 133 for the period ended March 31, 2009:

Derivatives Not Designated as Hedging Instruments under FAS 133	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		(In millions)
Interest rate swaps	Brokerage income	$43
Interest rate options	Brokerage income	(37)
Interest rate options	Mortgage income	17
Interest rate futures and forward commitments	Brokerage income	(1)
Interest rate futures and forward commitments	Mortgage income	(6)
Other contracts	Brokerage income	1

		$17

Credit risk, defined as all positive exposures not collateralized with cash or other assets, at March 31, 2009, totaled approximately $1.5 billion. This amount represents the net credit risk on all trading and other derivative positions held by Regions.

CREDIT DERIVATIVES

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

Regions’ maximum potential amount of future payments under these contracts is approximately $64.3 million. This scenario would only occur if variable interest rates were at zero percent and all counterparties defaulted with zero recovery. The fair value of sold protection at March 31, 2009, was immaterial. In transactions where Regions has sold credit protection, recourse to collateral associated with the original swap transaction is available to offset some or all of Regions’ obligation.

CONTINGENT FEATURES

Certain Regions’ derivative instruments contain provisions that require Regions’ debt to maintain an investment grade credit rating from each of the major credit rating agencies. If Regions’ debt were to fall below investment grade, it would be in violation of these provisions, and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position on March 31, 2009, was $726.4 million, for which Regions had posted collateral of $427.3 million in the normal course of business. If the credit-risk-related contingent features underlying these agreements were triggered on March 31, 2009, Regions would be required to post an additional $299.1 million of collateral to its counterparties.

NOTE 10 – Fair Value Measurements

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

ITEMS MEASURED AT FAIR VALUE ON A RECURRING BASIS

Trading account assets (net of certain short-term borrowings), securities available for sale, mortgage loans held for sale, mortgage servicing rights, and derivatives are recorded at fair value on a recurring basis.

The following tables present financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2009 and 2008, respectively:

March 31, 2009	Level 1	Level 2	Level 3	Fair Value
	(In millions)
ASSETS:
Trading account assets, net	$113	$302	$333	$748
Securities available for sale	1,791	19,090	89	20,970
Mortgage loans held for sale	—	1,365	—	1,365
Mortgage servicing rights	—	—	161	161
Derivative assets(1)	—	1,820	30	1,850
LIABILITIES:
Derivative liabilities(1)	—	899	—	899

(1)

Derivative assets and liabilities include approximately $1.4 billion related to legally enforceable master netting agreements that allow the Company to settle positive and negative positions. Derivative assets and liabilities are also presented excluding cash collateral received of $427 million and cash collateral posted of $100 million with counterparties.

March 31, 2008	Level 1	Level 2	Level 3	Fair Value
	(In millions)
ASSETS:
Trading account assets, net	$(114)	$598	$158	$642
Securities available for sale	3,225	14,430	111	17,766
Mortgage loans held for sale	—	695	—	695
Derivative assets(1)	—	2,508	18	2,526
LIABILITIES:
Derivative liabilities(1)	—	1,754	—	1,754

(1)

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

Assets and liabilities in all levels could result in volatile and material price fluctuations. Realized and unrealized gains and losses on Level 3 assets represent only a portion of the risk to market fluctuations in Regions’ consolidated balance sheets. Further, net trading account assets and net derivatives included in Levels 1, 2 and 3 are used by the Asset and Liability Management Committee of the Company in a holistic approach to managing price fluctuation risks.

The following tables illustrate a rollforward for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3). The table does not reflect the change in fair value attributable to any related economic hedges the Company used to mitigate the interest rate risk associated with these assets.

	Fair Value Measurements Using Significant Unobservable Inputs Three Months Ended March 31, 2009 (Level 3 measurements only)
(In millions)	Trading Account Assets, net	Securities Available for Sale	Mortgage Servicing Rights	Net Derivatives
Beginning balance, January 1, 2009	$275	$95	$161	$55
Total gains (losses) realized and unrealized:
Included in earnings(1)	70	—	(19)	3
Included in other comprehensive income	—	—	—	—
Purchases and issuances	(30,815)	—	19	—
Settlements	30,719	(6)	—	(28)
Transfers in and/or out of Level 3, net	84	—	—	—

Ending balance, March 31, 2009	$333	$89	$161	$30

(1)	Brokerage income from trading account assets, net, primarily represents gains/(losses) on disposition, which inherently includes commission on security transactions during the period.

	Fair Value Measurements Using Significant Unobservable Inputs Three Months Ended March 31, 2008 (Level 3 measurements only)
(In millions)	Trading Account Assets, net	Securities Available for Sale	Net Derivatives
Beginning balance, January 1, 2008	$109	$73	$8
Total gains (losses) realized and unrealized:
Included in earnings	(4)	—	11
Included in other comprehensive income	—	(8)	—
Purchases and issuances	1,408	49	1
Settlements	(1,355)	(3)	(2)

Ending balance, March 31, 2008	$158	$111	$18

The following tables detail the presentation of both realized and unrealized gains and losses recorded in earnings for Level 3 assets:

	Total Gains and Losses (Level 3 measurements only) Three Months Ended March 31, 2009
(In millions)	Trading Account Assets, net(1)	Mortgage Servicing Rights	Net Derivatives
Classifications of gains (losses) both realized and unrealized included in earnings for the period:
Brokerage, investment banking and capital markets	$70	$—	$(37)
Mortgage income	—	(19)	40

Total realized and unrealized gains and (losses)	$70	$(19)	$3

(1)	Brokerage income from trading account assets, net, primarily represents gains/(losses) on disposition, which inherently includes commission on security transactions during the period.

	Total Gains and Losses (Level 3 measurements only) Three Months Ended March 31, 2008
(In millions)	Trading Account Assets, net	Securities Available for Sale	Net Derivatives
Classifications of gains (losses) both realized and unrealized included in earnings for the period:
Interest income	$1	$—	$—
Brokerage and investment banking	(5)	—	—
Mortgage income	—	—	3
Other income	—	—	8
Other comprehensive income	—	(8)	—

Total realized and unrealized gains and (losses)	$(4)	$(8)	$11

The following tables detail the presentation of only unrealized gains and losses recorded in earnings for Level 3 assets:

	Three Months Ended March 31, 2009
(In millions)	Trading Account Assets, net	Mortgage Servicing Rights	Net Derivatives
The amount of total gains and losses for the period included in earnings, attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at March 31, 2009:
Brokerage, investment banking and capital markets	$(1)	$—	$4
Mortgage income	—	—	40

Total unrealized gains and (losses)	$(1)	$—	$44

	Three Months Ended March 31, 2008
(In millions)	Trading Account Assets, net	Securities Available for Sale	Net Derivatives
The amount of total gains and losses for the period included in earnings, attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at March 31, 2008:
Mortgage income	$—	$—	$3
Other income	—	—	8
Other comprehensive income	—	(8)	—

Total unrealized gains and (losses)	$—	$(8)	$11

ITEMS MEASURED AT FAIR VALUE ON A NON-RECURRING BASIS

From time to time, certain assets may be recorded at fair value on a non-recurring basis. These non-recurring fair value adjustments typically are a result of the application of lower of cost or fair value accounting or a write-down occurring during the period.

The following table presents the carrying value of those assets measured at fair value on a non-recurring basis, and gains and losses recognized during the period. The carrying values in this table represent only those assets marked to fair value during the quarter ended March 31, 2009. The table does not reflect the change in fair value attributable to any related economic hedges the Company used to mitigate the interest rate risk associated with these assets.

	Carrying Value as of March 31, 2009				Fair value adjustments for the three months ended March 31, 2009
(In millions)	Level 1	Level 2	Level 3	Total
Loans held for sale	$—	$60	$—	$60	$(31)
Foreclosed property and other real estate	—	164	—	164	(27)

FAIR VALUE OPTION

Regions adopted Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”), as of January 1, 2008. FAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. FAS 159 requires the difference between the carrying value before election of the fair value option and the fair value of these financial instruments be recorded as an adjustment to beginning retained earnings in the period of adoption. There was no material effect of adoption on the consolidated financial statements.

Regions elected the fair value option for residential mortgage loans held for sale originated after January 1, 2008. This election allows for a more effective offset of the changes in fair values of the loans and the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting under FAS 133 (R). Regions has not elected the fair value option for other loans held for sale primarily because they are not economically hedged using derivative instruments. Fair values of mortgage loans held for sale are based on traded market prices of similar assets where available and/or discounted cash flows at market interest rates, adjusted for securitization activities that include servicing values and market conditions. At March 31, 2009 and 2008, loans held for sale for which the fair value option was elected had an aggregate fair value of $1.4 billion and $695 million, respectively, and an aggregate outstanding principal balance of $1.3 billion and $686 million, respectively, and were recorded in loans held for sale in the consolidated balance sheets. Interest income on mortgage loans held for sale is recognized based on contractual rates and is reflected in interest income on loans held for sale in the consolidated statements of income. Net gains (losses) resulting from changes in fair value of these loans of $19.9 million and $9.5 million was recorded in mortgage income in the consolidated statements of income during the first three months of 2009 and 2008, respectively. These changes in fair value are mostly offset by economic hedging activities. An immaterial portion of these amounts was attributable to changes in instrument-specific credit risk.

NOTE 11—Commitments and Contingencies

COMMERCIAL COMMITMENTS

Regions issues off-balance sheet financial instruments in connection with lending activities. The credit risk associated with these instruments is essentially the same as that involved in extending loans to customers and is subject to Regions’ normal credit approval policies and procedures. Regions measures inherent risk associated with these instruments by recording a reserve for unfunded commitments based on an assessment of the likelihood that the guarantee will be funded and the creditworthiness of the customer or counterparty. Collateral is obtained based on management's assessment of the customer.

Credit risk associated with these instruments as of March 31 is represented by the contractual amounts indicated in the following table:

(In millions)	2009	2008
Unused commitments to extend credit	$35,697	$38,459
Standby letters of credit	7,518	8,145
Commercial letters of credit	15	33

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

Standby letters of credit—Standby letters of credit are also issued to customers, which commit Regions to make payments on behalf of customers if certain specified future events occur. Regions has recourse against the customer for any amount required to be paid to a third party under a standby letter of credit. Historically, a large percentage of standby letters of credit expired without being funded. The current lack of liquidity in the broader market and the current credit environment has resulted in increased fundings of standby letters of credit. The contractual amount of standby letters of credit represents the maximum potential amount of future payments Regions could be required to make and represents Regions’ maximum credit risk. At March 31, 2009 and 2008, Regions had $116 million and $140 million, respectively, of liabilities associated with standby letter of credit agreements, with related assets of $107 million and $130 million, respectively.

Commercial letters of credit—Commercial letters of credit are issued to facilitate foreign or domestic trade transactions for customers. As a general rule, drafts will be drawn when the goods underlying the transaction are in transit.

The reserve for all of these off-balance sheet financial instruments was $74 million and $56 million at March 31, 2009 and 2008, respectively.

LEGAL

Regions and its affiliates are subject to litigation, including the litigation discussed below, and claims arising in the ordinary course of business. Punitive damages are routinely claimed in these cases. Regions continues to be concerned about the general trend in litigation involving large damage awards against financial service company defendants. Regions evaluates these contingencies based on information currently available, including advice of counsel and assessment of available insurance coverage. Although it is not possible to predict the ultimate resolution or financial liability with respect to these litigation contingencies, management is currently of the opinion that the outcome of pending and threatened litigation would not have a material effect on Regions’ business, consolidated financial position or results of operations, except to the extent indicated in the discussion below.

In late 2007 and during 2008, Regions and certain of its affiliates were named in class-action lawsuits filed in federal and state courts on behalf of investors who purchased shares of certain Regions Morgan Keegan Select Funds (the “Funds”) and shareholders of Regions. The complaints contain various allegations, including claims that the Funds and the defendants misrepresented or failed to disclose material facts relating to the activities of the Funds. No class has been certified and at this stage of the lawsuits Regions cannot determine the probability of a material adverse result or reasonably estimate a range of potential exposures, if any. However, it is possible that an adverse resolution of these matters may be material to Regions’ business, consolidated financial position or results of operations. In addition, the Company has received requests for information from the Securities and Exchange Commission (“SEC”) Staff regarding the matters subject to the litigation described above.

Certain of the shareholders in these Funds and other interested parties have entered into arbitration proceedings and individual civil claims, in lieu of participating in the class actions. Although it is not possible to predict the ultimate resolution or financial liability with respect to these contingencies, management is currently of the opinion that the outcome of these proceedings would not have a material effect on Regions’ business, consolidated financial position or results of operations.

In March 2009, Morgan Keegan & Company, Inc. ("Morgan Keegan"), a wholly-owned subsidiary of Regions, received a Wells Notice from the Securities and Exchange Commission's Atlanta Regional Office related to auction rate securities ("ARS") indicating that the SEC staff intends to recommend that the Commission take civil action against Morgan Keegan. We believe the SEC investigation is part of its industry-wide effort to provide liquidity to purchasers of ARS following the February 2008 collapse of the market for those securities. The notice indicates that the SEC's investigation of Morgan Keegan relates to the adequacy of disclosure of the liquidity risks associated with ARS and whether the firm sold a significant volume of ARS after its ability to support auctions was diminished. A Wells Notice is not a formal allegation or proof of wrongdoing. Morgan Keegan has cooperated extensively with the SEC and initiated a voluntary program to repurchase ARS it underwrote and sold to the firm's retail customers. Regions and Morgan Keegan will work to resolve the matter by continuing to cooperate fully with the SEC. Although it is not possible to predict the ultimate resolution or financial liability with respect to this matter, management is currently of the opinion that the outcome of this matter will not have a material effect on Regions’ business, consolidated financial position or results of operations.

In April 2009, Regions, Regions Financing Trust III (the “Trust”) and certain of Regions’ current and former directors, were named in a purported class-action lawsuit filed in the U.S. District Court for the Southern District of New York on behalf of the purchasers of trust preferred securities offered by the Trust. The complaint alleges that defendants made statements in Regions’ registration statement, prospectus and year-end filings which were materially false and misleading. Although it is not possible to predict the ultimate resolution or financial liability with respect to this matter, management is currently of the opinion that the outcome of this matter will not have a material effect on Regions’ business, consolidated financial position or results of operations.

NOTE 12—Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued FAS 157, which provides guidance for using fair value to measure assets and liabilities, but does not expand the use of fair value in any circumstance. FAS 157 also requires expanded disclosures about the extent to which a company measures assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on an entity’s financial statements. This statement applies when other standards require or permit assets and liabilities to be measured at fair value. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted. Regions adopted FAS 157 on January 1, 2008, and the effect of adoption on the consolidated financial statements was not material. Additionally, in February 2008, the FASB issued FSP 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), which delays the effective date of FAS 157 for non-recurring, non-financial instruments to fiscal years beginning after November 15, 2008. Regions implemented the provisions of FSP FAS 157-2 as of January 1, 2009. See Note 10, “Fair Value Measurements” for additional information about the impact of the adoption of FAS 157 and FAS 157-2.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“FAS 141(R)”). FAS 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. FAS 141(R) is effective for fiscal years beginning after December 15, 2008. Regions adopted FAS 141(R) as of January 1, 2009, and the adoption did not have a material impact on Regions’ consolidated financial statements. However, the adoption of FAS 141(R) could have a material impact to the consolidated financial statements for prospective business combinations.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“FAS 160”), which requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. Additionally, FAS 160 requires that transactions between an entity and noncontrolling interests be treated as equity transactions. FAS 160 is effective for fiscal years beginning after December 15, 2008. Regions adopted FAS 160 on January 1, 2009, and the adoption did not have a material impact on the consolidated financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“FAS 161”). FAS 161 requires entities to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”) and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. FAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, and early adoption is permitted. Regions adopted FAS 161 on January 1, 2009. Refer to Note 9, “Derivative Financial Instruments and Hedging Activities” for additional information.

In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payments Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 requires that instruments granted in share-based payment transactions, that are considered to be participating securities, should be included in the earnings allocation in computing earnings per share (“EPS”) under the two-class method described in FASB Statement No. 128, “Earnings per Share”. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008 with all prior period EPS data being adjusted retrospectively. Early adoption is not permitted. Regions adopted FSP EITF 03-6-1 on January 1, 2009, and the adoption did not have a material impact on the consolidated financial statements.

In December 2008, the FASB issued FASB Staff Position No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP 132(R)-1”). This FSP amends FASB Statement No. 132(R), “Employer’s Disclosures about Pensions and Other Postretirement Benefits” (“FAS 132(R)”), to require additional annual disclosures about assets held in an employer’s defined benefit pension or other postretirement plan. This FSP is applicable to an employer that is subject to the disclosure requirements of FAS 132(R) and is generally effective for fiscal years ending after December 15, 2009. Regions is in the process of reviewing the potential impact of FSP 132(R)-1; however, the adoption of FSP 132(R)-1 is not expected to have a material impact to the consolidated financial statements.

In January 2009, the FASB issued FASB Staff Position No. EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20” (“FSP EITF 99-20-1”). This FSP amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to achieve more consistent determination of whether an other-than-temporary impairment has occurred. Additionally, the FSP retains and emphasizes the objective of an other than-temporary impairment assessment and the related disclosure requirements in FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, and other related guidance. This FSP is effective for interim and annual reporting periods ending after December 15, 2008, and is applied prospectively. Regions adopted FSP EITF 99-20-1 as of December 31, 2008, and the effect of adoption on the consolidated financial statements was not material.

In April 2009, the FASB issued FASB Staff Position No. 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP FAS 141(R)-1”) to address certain implementation issues related to the accounting for assets and liabilities arising from contingencies under FAS 141(R). FSP 141(R)-1 requires that assets acquired and liabilities assumed in a business combination arising from contingencies should be recognized at fair value on the acquisition date if fair value can be determined during the measurement period. This FSP is effective for acquisitions where the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Regions is in the process of reviewing the potential impact of FSP 141(R)-1. The adoption of FSP 141(R)-1 could have a material impact to the consolidated financial statements for business combinations entered into after the effective date of FSP 141(R)-1.

In April 2009, the FASB issued FASB Staff Position No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”) to provide additional guidance for estimating fair value in accordance with FAS 157 when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. This

FSP is effective for interim and annual reporting periods ending after June 15, 2009, and early adoption is permitted for periods ending after March 15, 2009. Regions is in the process of reviewing the potential impact of FSP 157-4, and the effect of adoption is not expected to have a material impact to the consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1 and APB 28-1”) to require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Regions is in the process of reviewing the potential impact of FSP 107-1 and APB 28-1, and the effect of adoption is not expected to have a material impact to the consolidated financial statements.

In April 2009, the FASB issued FSP 115-2 and 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, which modifies and expands other-than-temporary impairment guidance for debt securities from Staff Accounting Bulletin Topic 5M, “Other Than Temporary Impairment of Certain Investments In Debt and Equity Securities”. This FSP addresses the unique features of debt securities and clarifies the interaction of the factors that should be considered when determining whether a debt security is other-than-temporarily impaired. This FSP expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities. This FSP does not amend existing recognition and measurement guidance for other-than-temporary impairments. The FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009 is not permitted. Regions is in the process of reviewing the potential impact of FSP 115-2 and 124-2, and the effect of adoption is not expected to have a material impact to the consolidated financial statements.

NOTE 13—Subsequent Event

On May 7, 2009, the final results of the Federal Reserve’s Supervisory Capital Assessment Program were released to the Company. Regions is required to submit a capital plan to its regulators by June 8, 2009 detailing the steps to be utilized to increase total Tier 1 Common by $2.5 billion, of which at least $0.4 billion must be new Tier 1 equity. Regions is seeking to raise the full amount of additional capital through a range of actions which could include liability management strategies, equity issuances and asset dispositions. If Regions is able to raise the full amount through these actions, the Company would not need to rely on the U.S. government for any additional capital. However, if necessary, the government’s programs do allow the conversion of up to $2.1 billion of the $3.5 billion of preferred stock that was issued under the Capital Purchase Program during 2008 into convertible preferred stock available under the Capital Assistance Program. Capital raising actions must be completed by November 9, 2009.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following discussion and analysis is part of Regions Financial Corporation’s (“Regions” or the “Company”) Quarterly Report on Form 10-Q to the Securities and Exchange Commission (“SEC”) and updates Regions’ Form 10-K for the year ended December 31, 2008, which was previously filed with the SEC. This financial information is presented to aid in understanding Regions’ financial position and results of operations and should be read together with the financial information contained in the Form 10-K. Certain prior period amounts presented in this discussion and analysis have been reclassified to conform to current period classifications, except as otherwise noted. The emphasis of this discussion will be on the three months ended March 31, 2009 compared to the three months ended March 31, 2008 for the statement of income. For the balance sheet, the emphasis of this discussion will be the balances as of March 31, 2009 compared to December 31, 2008.

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

Regions conducts its banking operations through Regions Bank, an Alabama chartered commercial bank that is a member of the Federal Reserve System. At March 31, 2009, Regions operated approximately 1,900 full-service banking offices in Alabama, Arkansas, Florida, Georgia, Illinois, Indiana, Iowa, Kentucky, Louisiana, Mississippi, Missouri, North Carolina, South Carolina, Tennessee, Texas and Virginia. Regions provides brokerage services and investment banking from approximately 330 offices of Morgan Keegan & Company, Inc. ("Morgan Keegan"), a full-service regional brokerage and investment banking firm. Regions provides full-line insurance brokerage services primarily through Regions Insurance, Inc., one of the 25 largest insurance brokers in the country.

Regions’ profitability, like that of many other financial institutions, is dependent on its ability to generate revenue from net interest income and non-interest income sources. Net interest income is the difference between the interest income Regions receives on interest-earning assets, such as loans and securities, and the interest expense Regions pays on interest-bearing liabilities, principally deposits and borrowings. Regions’ net interest income is impacted by the size and mix of its balance sheet components and the interest rate spread between interest earned on its assets and interest paid on its liabilities. Non-interest income includes fees from service charges on deposit accounts, securities brokerage, investment banking and trust activities, mortgage servicing and secondary marketing, insurance activities, and other customer services which Regions provides. Results of operations are also affected by the provision for loan losses and non-interest expenses, such as salaries and employee benefits, occupancy and other operating expenses, as well as income taxes.

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

FIRST QUARTER HIGHLIGHTS

Regions reported net income available to common shareholders of $26 million, or $0.04 per diluted share in the first quarter of 2009, compared to first quarter 2008 per diluted share earnings of $0.48. High credit costs, primarily the result of ongoing deterioration in real estate values, continued to negatively impact pre-tax earnings. During the first quarter, Regions recorded a $425 million provision for loan losses, $244 million higher than the first quarter of 2008. Additionally, several other significant items, which are discussed later in this section, affected net income for the first quarter of 2009.

Net interest income on a fully taxable-equivalent basis for the first quarter of 2009 was $817 million compared to $1.026 billion in the first quarter of 2008. The net interest margin (taxable-equivalent basis) was 2.64% in the first quarter of 2009, compared to 3.53% during the first quarter of 2008. The decline in the net interest margin was impacted primarily by factors directly and indirectly associated with the erosion of economic and industry conditions since late 2007. These factors include an unfavorable variation in the general level and shape of the yield curve, Regions’ asset sensitive balance sheet, rate increases for new debt issuances, and rising non-performing asset levels. Additionally, declining loan yields have not been offset by similar declines in deposit rates due to the competitive demand for deposits within the industry. Recent gains in non-interest bearing deposit balances as well as the benefits of improving spreads on newly originated and renewed loans should help offset the near-term challenges.

Net charge-offs totaled $390 million, or an annualized 1.64% of average loans, in the first quarter of 2009, compared to 0.53% for the first quarter of 2008. The increase was primarily driven by deterioration in the residential homebuilder portfolio and losses within the home equity and condominium portfolios, all of which are closely tied to the housing market slowdown. The provision for loan losses totaled $425 million in the first quarter of 2009 compared to $181 million during the first quarter of 2008. The allowance for credit losses at March 31, 2009 was 2.02% of total loans, net of unearned income, compared to 1.95% at December 31, 2008 and 1.49% at March 31, 2008. Total non-performing assets at March 31, 2009 were $2.3 billion, compared to $1.7 billion at December 31, 2008 and $1.2 billion at March 31, 2008. Residential homebuilder and condominium loans continue to be the primary drivers of the increase since December 31, 2008. Included in non-performing assets were $393 million of loans held for sale at March 31, 2009 compared to $423 million at December 31, 2008 and zero at March 31, 2008.

Non-interest income for the first quarter of 2009, excluding the impact of the Sale-in Lease-out (“SILO”) termination gains (discussed later in this report) and securities gains, decreased compared to the first quarter of 2008. This decrease was attributable to all categories of non-interest income, except for an increase in mortgage income due to high refinancing activity.

Total non-interest expense, excluding merger-related charges, was $1.058 billion and $1.174 billion in the first quarter of 2009 and 2008, respectively. Pre-tax merger charges of $76 million were incurred in the first quarter of 2008 (see Table 13 “GAAP to Non-GAAP Reconciliation”). The decrease in non-interest expense was primarily attributable to lower salaries and employee benefits in 2009 and two items that occurred in 2008: impairment of mortgage servicing rights and a loss on the early extinguishment of debt. Offsetting these items were higher professional fees and other real estate owned (“OREO”) expenses.

TOTAL ASSETS

Regions’ total assets at March 31, 2009 were $142 billion, compared to $146 billion at December 31, 2008. The decrease in total assets from year-end 2008 resulted primarily from a decrease in loans and interest-bearing deposits in other banks offset by an increase in securities.

LOANS

At March 31, 2009, loans represented 77% of Regions' interest-earning assets compared to 76% at December 31, 2008. The following table presents the distribution by loan type of Regions' loan portfolio, net of unearned income:

Table 1—Loan Portfolio

(In millions, net of unearned income)	March 31 2009	December 31 2008	March 31 2008
Commercial and industrial	$22,585	$23,596	$21,722
Commercial real estate—non owner-occupied	15,969	14,486	13,527
Commercial real estate—owner-occupied	11,926	11,722	11,167
Construction—non owner-occupied	7,611	9,029	9,399
Construction—owner-occupied	1,328	1,605	2,563
Residential first mortgage	15,678	15,839	16,763
Home equity	16,023	16,130	15,035
Indirect	3,464	3,854	3,962
Other consumer	1,102	1,158	2,247

	$95,686	$97,419	$96,385

Loans, net of unearned income, totaled $95.7 billion at March 31, 2009, a decrease of $1.7 billion from year-end 2008 levels, primarily due to a drop in commercial and industrial and construction loans, reflecting developers’ reluctance to begin new projects or purchase existing projects under current economic conditions. Decreases occurred across all categories of loans, except for slight increases in commercial real estate.

Regions has approximately $72 million in book value of “sub-prime” loans retained from the disposition of EquiFirst, down slightly from the year-end 2008 balance of $77 million. The credit loss exposure related to these loans is addressed in management’s periodic determination of the allowance for credit losses.

As of March 31, 2009, Regions had funded $559 million in letters of credit backing Variable-Rate Demand Notes (“VRDNs”). These loans are included in the commercial category in the table above. The remaining unfunded VRDN letters of credit portfolio is approximately $4 billion (net of participations).

RESIDENTIAL HOMEBUILDER PORTFOLIO

During late 2007, the residential homebuilder portfolio came under significant stress. In Table 1 “Loan Portfolio”, the majority of these loans are reported in the construction—non owner-occupied loan category, while a smaller portion is reported as commercial real estate—non owner-occupied. The residential homebuilder portfolio is geographically concentrated in Florida and North Georgia; the balances in these areas total approximately $1.5 billion of the $4.1 billion total at March 31, 2009. Regions continues its proactive efforts in contacting and helping customers, along with fortifying collection efforts, in order to mitigate losses. This portfolio has decreased by approximately $254 million from December 31, 2008 to March 31, 2009, and approximately $3.1 billion since the beginning of 2008.

The following table details the portfolio breakout of the residential homebuilder portfolio:

Table 2—Residential Homebuilder Portfolio

(In millions, net of unearned income)	March 31 2009	December 31 2008	March 31 2008
Land	$1,425	$1,553	$2,093
Residential—spec	1,210	1,297	1,875
Residential—presold	280	300	588
Lots	964	967	1,417
National homebuilders and other	269	285	258

	$4,148	$4,402	$6,231

ALLOWANCE FOR CREDIT LOSSES

The allowance for credit losses (“allowance”) represents management’s estimate of credit losses inherent in the portfolio. The allowance consists of two components: the allowance for loan losses and the reserve for unfunded credit commitments. Management’s assessment of the adequacy of the allowance is based on the combination of both of these components. Regions determines its allowance in accordance with regulatory guidance, Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan” (“FAS 114”) and Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (“FAS 5”). Binding unfunded credit commitments include items such as letters of credit, financial guarantees and binding unfunded loan commitments.

The allowance for credit losses totaled $1.93 billion at March 31, 2009 and $1.90 billion at December 31, 2008. The allowance for credit losses as a percentage of net loans was 2.02% at March 31, 2009 compared to 1.95% at December 31, 2008 and 1.49% at March 31, 2008. The increase in the allowance was primarily driven by deterioration in the residential homebuilder, condominium and home equity portfolios, all of which are tied directly to the housing market slowdown as well as the impact of increasing unemployment rates. Given continuing pressure on residential property values—especially in Florida and North Georgia—and a generally uncertain economic backdrop, the Company expects credit costs to remain elevated. The reserve for unfunded credit commitments was $74 million at March 31, 2009 and December 31, 2008. Details regarding the allowance and net charge-offs, including an analysis of activity from the previous year’s totals, are included in Table 4 “Allowance for Credit Losses”.

Net charge-offs as a percentage of average loans (annualized) were 1.64% and 0.53% in the first three months of 2009 and 2008, respectively. For the first quarter of 2009, net charge-offs on commercial real estate—non-owner-occupied and owner-occupied were an annualized 2.30% and 0.42%, respectively, compared to an annualized 0.18% and 0.19%, respectively, for the first quarter of 2008. For the first quarter of 2009, net charge-offs on construction—non-owner-occupied and owner-occupied were an annualized 3.18% and 1.06%, respectively, compared to an annualized 0.55% and 0%, respectively, for the first quarter of 2008. The increase in commercial real estate—non owner-occupied and construction—non owner-occupied net charge-offs are primarily driven by continued deterioration in Regions’ homebuilder portfolio.

Net charge-offs were an annualized 2.38% of home equity loans compared to an annualized 0.57% for the first quarter of 2008. Losses in Florida-based credits remained at elevated levels, as unemployment levels have risen and property valuations in certain markets have continued to experience ongoing deterioration. These loans and lines represent approximately $5.8 billion of Regions’ total home equity portfolio at March 31, 2009. Of that balance, approximately $2.1 billion represent first liens, while second liens, which total $3.7 billion, are the main source of losses. Florida second lien losses were 5.99% annualized during the first quarter of 2009 as compared to 1.07% during the first quarter of 2008. First quarter 2009 home equity losses in Florida amounted to an annualized 4.91% of loans and lines versus 0.93% across the remainder of Regions’ footprint. This compares to first quarter 2008 losses of 0.94% and 0.38%, respectively.

The following table provides details related to the home equity portfolio for the period ending March 31, 2009:

Table 3—Selected Home Equity Portfolio Information

	Florida			All Other States			Total
(In millions)	1st Lien	2nd Lien	Total	1st Lien	2nd Lien	Total	1st Lien	2nd Lien	Total
Balance	$2,170	$3,677	$5,847	$4,569	$5,607	$10,176	$6,739	$9,284	$16,023
Net Charge-offs	16	55	71	6	18	24	22	73	95
Net Charge-off %(1)	3.07%	5.99%	4.91%	0.52%	1.27%	0.93%	1.34%	3.14%	2.38%

(1)	Net charge-off percentages are calculated on an annualized basis as a percent of average balances.

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

Activity in the allowance for credit losses is summarized as follows:

Table 4—Allowance for Credit Losses

	Three Months Ended March 31
(In millions)	2009	2008
Allowance for loan losses at beginning of year	$1,826	$1,321
Loans charged-off:
Commercial	63	54
Commercial real estate—non owner-occupied	87	6
Commercial real estate—owner-occupied	14	6
Construction—non owner-occupied	67	14
Construction—owner-occupied	4	—
Residential first mortgage	40	10
Home equity	98	24
Indirect	20	12
Other consumer	19	19

	412	145
Recoveries of loans previously charged-off:
Commercial	5	4
Commercial real estate—non owner-occupied	—	—
Commercial real estate—owner-occupied	2	1
Construction—non owner-occupied	1	1
Construction—owner-occupied	—	—
Residential first mortgage	1	—
Home equity	3	3
Indirect	4	4
Other consumer	6	6

	22	19
Net charge-offs:
Commercial	58	50
Commercial real estate—non owner-occupied	87	6
Commercial real estate—owner-occupied	12	5
Construction—non owner-occupied	66	13
Construction—owner-occupied	4	—
Residential first mortgage	39	10
Home equity	95	21
Indirect	16	8
Other consumer	13	13

	390	126
Provision for loan losses	425	181

Allowance for loan losses at March 31	$1,861	$1,376

Reserve for unfunded credit commitments at January 1	$74	$58
Provision for unfunded credit commitments	—	(2)

Reserve for unfunded credit commitments at March 31	$74	$56

Allowance for credit losses at end of period	$1,935	$1,432

Loans, net of unearned income, outstanding at end of period	$95,686	$96,385
Average loans, net of unearned income, outstanding for the period	$96,648	$95,719
Ratios:
Allowance for loan losses at end of period to loans, net of unearned income	1.94%	1.43%
Allowance for credit losses at end of period to loans, net of unearned income	2.02	1.49
Net charge-offs as percentage of:
Average loans, net of unearned income	1.64	0.53
Provision for loan losses	91.78	69.48
Allowance for credit losses	20.16	8.78

Impaired loans are defined as non-accrual loans, excluding consumer loans, and troubled debt restructurings (“TDRs”). Impaired loans totaled approximately $2.3 billion at March 31, 2009, compared to $1.4 billion at December 31, 2008. The increase in impaired loans is consistent with the increase in non-performing loans, which is discussed in the “Non-Performing Assets” section of this report. Impaired loans, excluding consumer loans, with outstanding balances greater than $2.5 million, are evaluated individually for impairment. For these loans, Regions measures the level of impairment based on the present value of the estimated projected cash flows, the estimated value of the collateral or, if available, observable market prices. For consumer TDRs, Regions measures the level of impairment based on pools of loans stratified by common risk characteristics. If current valuations are lower than the current book balance of the credit, the negative differences are reviewed for possible charge-off. In instances where management determines that a charge-off is not appropriate, a reserve is established for the individual loan in question. The allowance allocated to impaired loans, excluding TDRs, totaled $274 million and $130 million at March 31, 2009 and December 31, 2008, respectively. The allowance allocated to TDRs totaled $7 million at March 31, 2009 and $9 million at December 31, 2008.

The following table summarizes TDRs for the periods ending March 31, 2009 and December 31, 2008:

Table 5—Troubled Debt Restructurings

(In millions)	March 31 2009	December 31 2008
Accruing:
Commercial and industrial	$1	$1
Residential first mortgage	646	406
Home equity	85	48
Other consumer	5	—

	737	455
Non-accrual status or 90 days past due:
Commercial and industrial	10	10
Residential first mortgage	89	67
Home equity	3	1

	102	78

	$839	$533

The increase in TDRs since year-end is due to rising unemployment levels and the continued decline in residential property values. Regions’ efforts to work with its customers to keep them in their homes through the Customer Assistance Program results in many loans qualifying as TDRs. There was an immaterial amount of TDRs at March 31, 2008.

NON-PERFORMING ASSETS

Non-performing assets are summarized as follows:

Table 6—Non-Performing Assets

(Dollars in millions)	March 31 2009	December 31 2008	March 31 2008
Non-performing loans:
Commercial and industrial	$260	$176	$139
Commercial real estate—non owner-occupied	475	292	223
Commercial real estate—owner-occupied	234	157	108
Construction—non owner-occupied	497	273	421
Construction—owner-occupied	31	26	32
Residential first mortgage	140	125	89
Home equity	4	3	12

Total non-performing loans	1,641	1,052	1,024
Foreclosed properties	294	243	180

Total non-performing assets* excluding loans held for sale	1,935	1,295	1,204
Non-performing loans held for sale	393	423	—

Total non-performing assets* including loans held for sale	$2,328	$1,718	$1,204

Non-performing loans, excluding loans held for sale, to loans, net of unearned income	1.71%	1.08%	1.06%
Non-performing assets* excluding loans held for sale to loans, net of unearned income, and foreclosed properties	2.02%	1.33%	1.25%
Non-performing assets* to loans, net of unearned income, and foreclosed properties	2.43%	1.76%	1.25%
Allowance for loan losses to non-performing loans	1.13x	1.74x	1.34x
Accruing loans 90 days past due:
Commercial and industrial	$42	$14	$34
Commercial real estate—non owner-occupied	69	12	22
Commercial real estate—owner-occupied	20	9	8
Construction—non owner-occupied	29	12	7
Construction—owner-occupied	4	3	6
Residential first mortgage	362	275	188
Home equity	244	214	193
Indirect	6	8	4
Other consumer	6	7	5

	$782	$554	$467

Restructured loans not included in the categories above	$737	$455	$—

*	Exclusive of accruing loans 90 days past due

Total non-performing assets were $2.3 billion at March 31, 2009 compared to $1.7 billion at December 31, 2008 and $1.2 billion at March 31, 2008. Excluding loans held for sale, non-performing assets at March 31, 2009 were $1.9 billion compared to $1.3 billion at December 31, 2008 and $1.2 billion at March 31, 2008. The increase since year-end was primarily driven by commercial and industrial, commercial real estate and construction loans, including the residential homebuilder portfolio, due to the continued decline in residential property values. Of the $4.1 billion residential homebuilder portfolio, approximately $557 million is non-accruing and $29 million is 90 days or more past due as of March 31, 2009.

Loans past due 90 days or more and still accruing increased $228 million from year-end 2008 levels, reflecting weaker economic conditions and general market deterioration. The increase was due primarily to increases in home equity and residential first mortgages—particularly in Florida where extended foreclosure timelines are a result of significant backlogs in the court system. Also contributing to the increase are a small number of large dollar commercial real estate loans which are being actively managed by the Special Assets Group and are expected to be brought current in the second quarter of 2009.

At March 31, 2009 and December 31, 2008, Regions had approximately $1.0 billion and $813 million, respectively, of potential problem commercial and commercial real estate loans that were not included in non-accrual loans or in the accruing loans 90 days past due categories, but for which management had concerns as to the ability of such borrowers to comply with their present loan repayment terms.

SECURITIES

The following table details the carrying values of securities:

Table 7— Securities

(In millions)	March 31 2009	December 31 2008	March 31 2008
U.S. Treasury securities	$66	$900	$837
Federal agency securities	1,675	1,706	1,936
Obligations of states and political subdivisions	620	757	761
Mortgage-backed securities	17,494	14,349	12,865
Other debt securities	21	22	38
Equity securities	1,139	1,163	1,379

	$21,015	$18,897	$17,816

Securities totaled $21.0 billion at March 31, 2009, an increase of approximately $2.1 billion from year-end 2008 levels. This increase resulted from deploying excess liquidity, which was invested in securities as a part of the Company’s asset/liability management process. In January 2009, Regions sold approximately $656 million of U.S. Treasury securities available for sale and recognized a gain of approximately $53 million. The proceeds were reinvested in U.S. government agency mortgage-backed securities classified as available for sale. Securities available for sale, which comprise nearly all of the securities portfolio, are an important tool used to manage interest rate sensitivity and provide a primary source of liquidity for the Company (see INTEREST RATE SENSITIVITY, Exposure to Interest Rate Movements and LIQUIDITY).

LOANS HELD FOR SALE

Loans held for sale totaled $2.0 billion at March 31, 2009 compared to $1.3 billion at December 31, 2008. This increase reflects the record $2.8 billion of mortgage originations during the first quarter of 2009 due to low interest rates during the period.

OTHER INTEREST-EARNING ASSETS

All other interest-earning assets decreased approximately $5.4 billion from year-end 2008 to March 31, 2009 primarily due to a decrease in interest-bearing deposits in other banks as a result of the redeployment of excess liquidity during the first quarter.

GOODWILL

Goodwill totaled $5.6 billion at March 31, 2009 and December 31, 2008. See Note 7 for a detail of goodwill allocated to each reportable segment and discussion of goodwill impairment testing.

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

The following table summarizes deposits by category:

Table 8—Deposits

(In millions)	March 31 2009	December 31 2008	March 31 2008
Non-interest-bearing demand	$19,988	$18,457	$18,182
Savings accounts	3,970	3,663	3,793
Interest-bearing transaction accounts	14,800	15,022	15,604
Money market accounts—domestic	19,969	19,471	18,649
Money market accounts—foreign	1,357	1,812	3,090

Low-cost deposits	60,084	58,425	59,318
Time deposits	33,379	32,369	26,910

Customer deposits	93,463	90,794	86,228
Time deposits	73	110	2,553
Other	—	—	406

Treasury deposits	73	110	2,959

Total deposits	$93,536	$90,904	$89,187

Total deposits at March 31, 2009 increased approximately $2.6 billion compared to year-end 2008 levels. A key driver was the increased growth in non-interest-bearing demand deposits, domestic money market accounts and time deposits. Regions continues to grow customer households and deposits by deepening and retaining existing customer relationships as well as developing new ones through new checking products and money market rate offers. During the first three months of 2009, Regions opened a record 243,000 new retail and business checking accounts.

During the first quarter of 2009, Regions, in an FDIC-assisted transaction, assumed approximately $285 million of deposits from FirstBank Financial Services in Henry County, Georgia.

SHORT-TERM BORROWINGS

The following is a summary of short-term borrowings:

Table 9—Short-Term Borrowings

(In millions)	March 31 2009	December 31 2008	March 31 2008
Federal funds purchased	$37	$34	$4,195
Securities sold under agreements to repurchase	2,790	3,108	4,256
Term Auction Facility	4,000	10,000	4,944
Senior bank notes	—	—	1,350
Federal Home Loan Bank structured advances	1,100	1,500	—
Short-sale liability	455	629	658
Brokerage customer liabilities	425	431	479
Other short-term borrowings	546	120	1,286

	$9,353	$15,822	$17,168

Federal funds purchased and securities sold under agreements to repurchase totaled $2.8 billion at March 31, 2009, compared to $3.1 billion at year-end 2008. The level of these borrowings can fluctuate significantly on a day-to-day basis, depending on funding needs and which sources of funds are used to satisfy those needs.

Short-term borrowings decreased primarily due to a net decrease of $6 billion of Term Auction Facility (“TAF”) funding. The TAF was designed to address pressures in short-term funding markets. Under the TAF, the Federal Reserve auctions term funds to depository institutions with maturities of 28 or 84 days. All depository institutions that are eligible to borrow under the primary credit program are eligible to participate in TAF auctions. All advances are fully collateralized using collateral values and margins applicable for other Federal Reserve lending programs.

Subsequent to March 31, 2009, Regions’ short-term borrowings under the TAF increased from $4 billion to $10 billion resulting in an offsetting increase to interest-bearing deposits in other banks.

LONG-TERM BORROWINGS

Long-term borrowings are summarized as follows:

Table 10—Long-Term Borrowings

(In millions)	March 31 2009	December 31 2008	March 31 2008
Federal Home Loan Bank structured advances	$1,601	$1,628	$1,741
Other Federal Home Loan Bank advances	6,218	6,469	3,619
6.375% subordinated notes due 2012	598	598	597
7.75% subordinated notes due 2011	521	523	531
7.00% subordinated notes due 2011	500	499	499
7.375% subordinated notes due 2037	300	300	300
6.125% subordinated notes due 2009	—	175	176
6.75% subordinated debentures due 2025	163	163	164
7.75% subordinated notes due 2024	100	100	100
7.50% subordinated notes due 2018 (Regions Bank)	750	750	—
6.45% subordinated notes due 2037 (Regions Bank)	497	497	497
4.85% subordinated notes due 2013 (Regions Bank)	490	490	488
5.20% subordinated notes due 2015 (Regions Bank)	345	345	345
3.25% senior bank notes due 2011	2,001	2,001	—
2.75% senior bank notes due 2010	999	999	—
LIBOR floating rate senior bank notes due 2010	750	750	—
4.375% senior notes due 2010	496	495	493
LIBOR floating rate senior notes due 2012	350	350	350
LIBOR floating rate senior notes due 2009	250	250	250
LIBOR floating rate senior debt notes due 2008	—	—	400
4.50% senior debt notes due 2008	—	—	350
6.625% junior subordinated notes due 2047	700	700	700
8.875% junior subordinated notes due 2048	345	345	—
Other long-term debt	474	484	526
Valuation adjustments on hedged long-term debt	314	320	231

	$18,762	$19,231	$12,357

Long-term borrowings decreased $469 million since year-end 2008 due primarily to decreases in Federal Home Loan Bank (“FHLB”) advances of approximately $278 million and the maturity of $175 million in subordinated notes during the first quarter of 2009.

STOCKHOLDERS’ EQUITY

Stockholders’ equity was $16.8 billion at March 31, 2009 and December 31, 2008. During the first three months of 2009, net income added $77 million to stockholders’ equity, cash dividends declared reduced equity by $70 million for common stock and $42 million for preferred stock, and changes in accumulated other comprehensive income increased equity by $16 million.

Regions’ ratio of stockholders’ equity to total assets was 11.84% at March 31, 2009, compared to 11.50% at December 31, 2008. Regions’ ratio of tangible common stockholders’ equity to tangible assets was 5.41% at March 31, 2009, compared to 5.23% at December 31, 2008.

At March 31, 2009, Regions had 23.1 million common shares available for repurchase through open market transactions under an existing share repurchase authorization. There were no treasury stock purchases through open market transactions during the first three months of 2009. The Company’s ability to repurchase its common stock is limited by the terms of the Purchase Agreement between Regions and the U.S. Treasury entered into on November 14, 2008, pursuant to the U.S. Treasury’s Capital Purchase Program. See Part II, Item 2 (“Unregistered Sales of Equity Securities and Use of Proceeds”).

The Board of Directors declared a $0.10 cash dividend for the first quarter of 2009 and fourth quarter of 2008, compared to a $0.38 cash dividend declared for the first quarter of 2008. On April 16, 2009, the Board of Directors declared a $0.01 per common share cash dividend payable July 1, 2009 for the second quarter of 2009. Given the current operating environment, the quarterly cash dividend was reduced to further strengthen Regions’ capital position.

On May 7, 2009, the final results of the Federal Reserve’s Supervisory Capital Assessment Program were released requiring Regions to submit a capital plan to its regulators detailing the steps to be utilized to increase total Tier 1 Common by $2.5 billion, of which at least $0.4 billion must be new Tier 1 equity. Regions, along with its legal and financial advisors, is refining the details of a comprehensive Capital Plan that contemplates fully satisfying the $2.5 billion Tier 1 Common capital requirement without conversion of any existing Capital Purchase Program equity to Capital Assistance Program equity and without further investment by the U.S. Treasury in Regions. Sources of capital in the Capital Plan are expected to be entirely non-governmental and to include (i) liability management strategies, and (ii) the issuance of common equity or securities convertible into common equity that satisfy the regulators’ requirements in public and/or private transactions. Regions also may choose to sell selected non-core businesses or assets or take other actions to reduce its risk-weighted assets as part of the plan; however, sales of core businesses are not contemplated. The company expects to submit its Capital Plan to its regulators by the June 8, 2009, deadline and complete execution of its Capital Plan before the deadline of November 9, 2009. (See Note 13 “Subsequent Events” to the Consolidated Financial Statements and Part II, Item 1A. “Risk Factors”.)

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

The following chart summarizes the applicable holding company and bank regulatory capital requirements. Regions’ capital ratios at March 31, 2009, December 31, 2008 and March 31, 2008 substantially exceeded all regulatory requirements.

Table 11—Regulatory Capital Requirements

	March 31, 2009 Ratio	December 31, 2008 Ratio	March 31, 2008 Ratio	To Be Well Capitalized
Tier 1 Capital:
Regions Financial Corporation	10.41%	10.38%	7.30%	6.00%
Regions Bank	8.70	8.41	8.76	6.00
Total Capital:
Regions Financial Corporation	14.57%	14.64%	11.07%	10.00%
Regions Bank	11.88	11.55	11.33	10.00
Leverage:
Regions Financial Corporation	8.58%	8.47%	6.56%	5.00%
Regions Bank	7.21	6.91	7.94	5.00

LIQUIDITY

GENERAL

Liquidity is an important factor in the financial condition of Regions and affects Regions’ ability to meet the borrowing needs and deposit withdrawal requirements of its customers. Assets, consisting principally of loans and securities, are funded by customer deposits, purchased funds, borrowed funds and stockholders’ equity. The challenges of the current market environment demonstrate the importance of having and using various sources of liquidity to satisfy the Company’s funding requirements. See Note 11 “Commitments and Contingencies” to the consolidated financial statements for additional discussion of the Company’s funding requirements.

The securities portfolio is one of Regions’ primary sources of liquidity. Maturities of securities provide a constant flow of funds available for cash needs. Maturities in the loan portfolio also provide a steady flow of funds. Additional funds are provided from payments on consumer loans and one-to-four family residential mortgage loans. Historically, Regions’ high levels of earnings have also contributed to cash flow. In addition, liquidity needs can be met by the borrowing of funds in state and national money markets. Historically, Regions’ liquidity has been enhanced by its relatively stable deposit base. While this deposit base is significant in size, during most of 2008, deposit disintermediation through a flight to quality, such as Treasury securities, and increased pricing competition from community banks and some large competitors led to a reduction in deposits. However, during the fourth quarter of 2008 and the first quarter of 2009, Regions’ customer base grew substantially in response to competitive offers and customers’ desire to lock-in rates in the falling rate environment, as well as the introduction of new consumer and business checking products.

Regions’ financing arrangement with the FHLB adds additional flexibility in managing its liquidity position. The FHLB has been and is expected to continue to be a reliable and economical source of funding. As of March 31, 2009, Regions’ additional borrowing capacity from the FHLB was approximately $2.1 billion.

In May 2007, Regions filed a shelf registration statement with the U.S. Securities and Exchange Commission. This shelf registration does not have a capacity limit and can be utilized by Regions to issue various debt and/or equity securities.

At March 31, 2009, Regions Bank had issued the maximum amount of $5 billion under its previously approved Bank Note program. In July 2008, the Board of Directors approved a new Bank Note program that allows Regions Bank to issue up to $20 billion aggregate principal amount of bank notes that can be outstanding at any one time. No issuances have been made under this program as of March 31, 2009. Notes issued under the new program may be senior notes with maturities from 30 days to 15 years and subordinated notes with maturities from 5 years to 30 years. These notes are not deposits and they are not insured or guaranteed by the FDIC. Under the Temporary Liquidity Guarantee Program, Regions issued $3.75 billion in guaranteed bank notes during the fourth quarter of 2008. Based on the terms of the program, with prior approval of the FDIC, Regions has remaining capacity to issue up to approximately $4 billion. The program is set to expire in October 2009.

As of March 31, 2009, based on assets available for collateral as of this date, Regions can borrow $14.8 billion with terms of less than 29 days, or $11.8 billion with terms of greater than 29 days, from the Federal Reserve Bank through its discount window and/or the TAF program. Future fundings under commitments to extend credit would increase Regions’ borrowing capacity under these programs.

We may, from time to time, consider opportunistically retiring our outstanding securities, including our subordinated debt, trust preferred securities and preferred shares in privately negotiated or open market transactions for cash or common shares.

Morgan Keegan maintains certain lines of credit with unaffiliated banks to manage liquidity in the ordinary course of business.

See the Stockholders’ Equity section for discussion of the Federal Reserve’s Supervisory Capital Assessment Program.

RATINGS

The table below reflects the most recent debt ratings of Regions Financial Corporation and Regions Bank by Standard & Poor’s Corporation, Moody’s Investors Service, Fitch IBCA and Dominion Bond Rating Service:

Table 12—Credit Ratings

	Standard & Poor’s	Moody’s	Fitch	Dominion
Regions Financial Corporation
Senior notes	A	A3	A	A
Subordinated notes	A-	Baa1	A-	AL
Junior subordinated notes	BBB	Baa1	BBB+	AL
Regions Bank
Short-term debt	A-1	P-1	F1	R-1M
Long-term bank deposits	A+	A2	A+	AH
Long-term debt	A+	A2	A	AH
Subordinated debt	A	A3	A-	A

On May 4, 2009, Standard & Poor’s Corporation placed Regions’ credit ratings on creditwatch with negative implications. On May 5, 2009, Moody’s Investors Service placed Regions’ credit ratings under review for possible downgrade.

A security rating is not a recommendation to buy, sell or hold securities, and the ratings above are subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating.

OPERATING RESULTS

The table below presents computations of earnings and certain other financial measures excluding merger charges (“non-GAAP”). Merger charges are included in financial results presented in accordance with generally accepted accounting principles (“GAAP”). Regions believes the exclusion of merger charges in expressing earnings and certain other financial measures, including “earnings per common share from continuing operations, excluding merger charges” and “return on average tangible equity, excluding merger charges” provides a meaningful base for period-to-period and company-to-company comparisons, which management believes will assist investors in analyzing the operating results of the Company and predicting future performance. These non-GAAP financial measures are also used by management to assess the performance of Regions’ business, because management does not consider merger charges to be relevant to ongoing operating results. Management and the Board of Directors utilize these non-GAAP financial measures as follows:

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

See table below for computations of earnings and certain other GAAP financial measures and the corresponding reconciliation to non-GAAP financial measures, which exclude discontinued operations and merger charges for the periods presented. The third quarter of 2008 was the final quarter for merger charges related to the AmSouth Bancorporation acquisition.

Table 13—GAAP to Non-GAAP Reconciliation

		Three Months Ended March 31
(Dollars in millions, except per share data)		2009	2008
INCOME
Net income		$77	$337
Preferred stock expense		(51)	—

Net income available to common shareholders	A	$26	$337

Net income available to common shareholders (GAAP)		$26	$337
Merger-related charges, pre-tax
Salaries and employee benefits		—	62
Net occupancy expense		—	2
Furniture and equipment expense		—	—
Other		—	12

Total merger-related charges, pre-tax		—	76
Merger-related charges, net of tax		—	47

Net income available to common shareholders, excluding merger charges (non-GAAP)	B	$26	$384

Weighted-average diluted shares	C	694	696
Earnings per common share—diluted (GAAP)	A/C	$0.04	$0.48

Earnings per common share, excluding merger charges—diluted (non-GAAP)	B/C	$0.04	$0.55

RETURN ON AVERAGE TANGIBLE COMMON EQUITY
Average equity (GAAP)		$16,710	$19,844
Average intangible assets (GAAP)		6,168	12,255
Average preferred equity		3,311	—

Average tangible common equity	D	$7,231	$7,589

Return on average tangible common equity*	A/D	1.43%	17.84%

Return on average tangible common equity, excluding discontinued operations and merger charges (non-GAAP)*	B/D	1.43%	20.33%

*	Income statement amounts have been annualized in calculation.

Annualized return on average stockholders’ equity for the first quarter of 2009 was 0.77% compared to 6.82% for the same period in 2008. Annualized return on average tangible common equity for the first three months of 2009 was 1.43% compared to 17.84% for the same period in 2008. Annualized return on average assets for the three months ended March 31, 2009 and 2008 was 0.07% and 0.95%, respectively.

NET INTEREST INCOME

The following table presents an analysis of net interest income/margin for the three months ended March 31:

Table 14—Consolidated Average Daily Balances and Yield/Rate Analysis

	Three Months Ended March 31
	2009			2008
(Dollars in millions; yields on taxable-equivalent basis)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Federal funds sold and securities purchased under agreements to resell	$545	$1	0.80%	$981	$7	2.92%
Trading account assets	1,234	13	4.21	1,813	21	4.66
Securities:
Taxable	19,160	239	5.06	16,565	200	4.86
Tax-exempt	687	11	6.34	728	15	8.21
Loans held for sale	1,819	15	3.45	621	9	5.83
Loans, net of unearned income(1)(2)	96,648	1,102	4.62	95,719	1,532	6.44
Other interest-earning assets	5,599	6	0.40	643	7	4.63

Total interest-earning assets	125,692	1,387	4.47	117,070	1,791	6.16
Allowance for loan losses	(1,868)			(1,333)
Cash and due from banks	2,396			2,746
Other non-earning assets	17,343			23,392

	$143,563			$141,875

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Savings accounts	$3,804	1	0.12	$3,699	1	0.14
Interest-bearing transaction accounts	14,909	10	0.27	15,620	46	1.20
Money market accounts	21,204	67	1.28	22,015	116	2.12
Time deposits	32,894	288	3.55	29,574	316	4.30
Other	530	—	0.07	2,792	24	3.41

Total interest-bearing deposits	73,341	366	2.02	73,700	503	2.75
Federal funds purchased and securities sold under agreements to repurchase	3,199	3	0.41	8,753	68	3.12
Other short-term borrowings	9,023	17	0.73	5,390	45	3.37
Long-term borrowings	18,958	184	3.95	11,654	149	5.14

Total interest-bearing liabilities	104,521	570	2.21	99,497	765	3.09

Net interest spread			2.26			3.07

Non-interest-bearing deposits	18,896			17,603
Other liabilities	3,436			4,931
Stockholders’ equity	16,710			19,844

	$143,563			$141,875

Net interest income/margin on a taxable-equivalent basis(3)		$817	2.64%		$1,026	3.53%

Notes:

(1)	Loans, net of unearned income include non-accrual loans for all periods presented.
(2)	Interest income includes net loan fees of $656,000 and $9,614,000 for the quarters ended March 31, 2009 and 2008, respectively.
(3)	The computation of taxable-equivalent net interest income is based on the stautory federal income tax rate of 35%, adjusted for applicable state income taxes net of the related federal tax benefit.

For the first quarter of 2009, net interest income (taxable-equivalent basis) totaled $817 million compared to $1.026 billion in the first quarter of 2008. The net interest margin (taxable-equivalent basis) was 2.64% in the first quarter of 2009, compared to 3.53% during the first quarter of 2008. The decline in the net interest margin is being impacted primarily by factors directly and indirectly associated with the erosion of economic and industry conditions since late 2007. These factors include an unfavorable variation in the general level and shape of the yield curve, rate increases for new debt issuances, and rising non-performing asset levels. Additionally, declining loan yields have not been offset by similar declines in deposit rates due to the competitive demand for deposits within the industry. During 2008, the Federal Reserve lowered the Federal funds rate by approximately 400 basis points in response to recessionary concerns. Regions’ balance sheet was in an asset sensitive position during 2008, meaning that decreases in interest rates caused contraction in the Company’s net interest margin. Recent gains in non-interest bearing deposit balances as well as the benefits of improving spreads on newly originated and renewed loans should help offset the near-term challenges.

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

Exposure to Interest Rate Movements—As of March 31, 2009, Regions was asset sensitive in positioning to both gradual and instantaneous rate shifts. The following table demonstrates the estimated potential effects that gradual (over six months beginning at March 31, 2009 and 2008, respectively) and instantaneous parallel interest rate shifts would have on Regions’ annual net interest income. Where scenarios would indicate negative interest rates, a minimum of zero is applied.

Table 15—Interest Rate Sensitivity

	Estimated Annual % Change in Net Interest Income March 31
Gradual Change in Interest Rates	2009	2008
+200 basis points	8.6%	(1.2)%
+100 basis points	4.9	(0.5)
-100 basis points	(3.3)	(0.5)
-200 basis points	n/a	(2.5)

	Estimated Annual % Change in Net Interest Income March 31
Instantaneous Change in Interest Rates	2009	2008
+200 basis points	7.8%	(0.6)%
+100 basis points	4.8	(0.1)
-100 basis points	(2.9)	(1.6)
-200 basis points	n/a	(5.3)

DERIVATIVES

Regions uses financial derivative instruments for management of interest rate sensitivity. The Asset and Liability Committee (“ALCO”), which consists of members of Regions’ senior management team, in its oversight role for the management of interest rate sensitivity, approves the use of derivatives in balance sheet hedging strategies. The most common derivatives Regions employs are forward rate contracts, Eurodollar futures contracts, interest rate swaps, options on interest rate swaps, interest rate caps and floors, and forward sale commitments. Derivatives are also used to hedge the risks associated with customer derivatives, which include interest rate, credit and foreign exchange risks. Refer to Note 9, “Derivative Instruments and Hedging Activities” for further discussion.

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

On January 1, 2009, Regions made an election allowed by FAS 156 and began accounting for mortgage servicing rights at fair market value with any changes to fair value being recorded within mortgage income. Also, in early 2009, Regions entered into derivative transactions to mitigate the impact of market value fluctuations related to mortgage servicing rights.

BROKERAGE AND MARKET MAKING ACTIVITY

REFERENCES BELOW TO “MORGAN KEEGAN” ARE INTENDED TO INCLUDE NOT ONLY MORGAN KEEGAN & COMPANY, INC. BUT ALSO CERTAIN OF ITS AFFILIATES AND SUBSIDIARIES. YOU SHOULD NOT ASSUME OR INFER THAT ANY SPECIFIC ACTIVITY MENTIONED IS CARRIED ON BY ANY PARTICULAR MORGAN KEEGAN ENTITY.

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

In the normal course of business, Morgan Keegan enters into underwriting and forward and future commitments. At March 31, 2009, the contract amounts of futures contracts were $6 million to purchase and $215 million to sell U.S. Government and municipal securities. Morgan Keegan typically settles its position by entering into equal but opposite contracts and, as such, the contract amounts do not necessarily represent future cash requirements. Settlement of the transactions relating to such commitments is not expected to have a material effect on Regions’ consolidated financial position. Transactions involving future settlement give rise to market risk, which represents the potential loss that can be caused by a change in the market value of a particular financial instrument. Regions’ exposure to market risk is determined by a number of factors, including the size, composition and diversification of positions held, the absolute and relative levels of interest rates, and market volatility.

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

Interest rate risk at Morgan Keegan arises from the exposure of holding interest-sensitive financial instruments such as government, corporate and municipal bonds, and certain preferred equities. Morgan Keegan manages its exposure to interest rate risk by setting and monitoring limits and, where feasible, entering into offsetting positions in securities with similar interest rate risk characteristics. Securities inventories recorded in trading account assets on the consolidated balance sheets, are marked to market, and, accordingly, there are no unrecorded gains or losses in value. While a significant portion of the securities inventories have contractual maturities in excess of five years, these inventories, on average, turn over in excess of twelve times per year. Accordingly, the exposure to interest rate risk inherent in Morgan Keegan’s securities inventories is less than that of similar financial instruments held by firms in other industries. Morgan Keegan’s equity securities inventories are exposed to risk of loss in the event of unfavorable price movements. Also, Morgan Keegan is subject to credit risk arising from non-performance by trading counterparties, customers and issuers of debt securities owned. This risk is managed by imposing and monitoring position limits, monitoring trading counterparties, reviewing security concentrations, holding and marking to market collateral, and conducting business through clearing organizations that guarantee performance. Morgan Keegan regularly participates in the trading of some derivative securities for its customers; however, this activity does not involve Morgan Keegan acquiring a position or commitment in these products and this trading is not a significant portion of Morgan Keegan’s business.

To manage trading risks arising from interest rate and equity price risks, Regions uses a Value at Risk (“VAR”) model to measure the potential fair value the Company could lose on its trading positions given a specified statistical confidence level and time-to-liquidate time horizon. The end-of-period VAR was approximately $1.8 million as of March 31, 2009 and $1.1 million at December 31, 2008. Maximum daily VAR utilization during the first quarter of 2009 was $2.3 million and average daily VAR during the same period was $1.6 million.

Morgan Keegan has been an underwriter and dealer in auction rate securities. Morgan Keegan has been contacted by securities regulators and is implementing a plan to provide liquidity to its customers holding these instruments. Other broker dealers have entered into settlements with regulators under which the broker dealers agreed to repurchase certain of the securities at par. As of March 31, 2009, customers of Morgan Keegan owned approximately $459 million of auction rate securities, and Morgan Keegan held approximately $113 million of auction rate securities on the balance sheet. See related discussion in Note 11 “Commitments and Contingencies” to the consolidated financial statements.

PROVISION FOR LOAN LOSSES

The provision for loan losses is used to maintain the allowance for loan losses at a level that in management’s judgment is adequate to cover losses inherent in the portfolio at the balance sheet date. In the first quarter of 2009, the provision for loan losses was $425 million and net charge-offs were $390 million. In the same quarter of 2008, the provision was $181 million, while net charge-offs were $126 million. Net charge-offs as a percent of average loans (annualized) were 1.64% for the first quarter of 2009 compared to 0.53% for the corresponding period in 2008. The increase was primarily driven by deterioration in the residential homebuilder portfolio and losses within the home equity and condominium portfolios, all of which are closely tied to the housing market slowdown. For further information on the allowance for loan losses and net charge-offs, see Table 4 “Allowance for Credit Losses”.

CREDIT RISK

Regions’ objective regarding credit risk is to maintain a high-quality credit portfolio that provides for stable credit costs with acceptable volatility through an economic cycle. Regions has a well-diversified loan portfolio, in terms of product type, collateral and geography. The commercial and industrial loan portfolio primarily consists of loans to middle market commercial customers doing business in Regions’ geographic footprint. Loans in this portfolio are generally underwritten individually and usually secured with the assets of the company and/or the personal guarantee of the business owners.

The commercial real estate portfolio includes various loan types. A large portion is owner-occupied loans to businesses for long-term financing of land and buildings. These loans are generally underwritten and managed in the commercial business line. Regions attempts to minimize risk on owner-occupied properties by requiring collateral values that exceed the loan amount, adequate cash flow to service the debt, and, in many cases, the personal guarantees of the principals of the borrowers. Another large component of commercial real estate loans is loans to real estate developers and investors for the financing of land or buildings, where the repayment is generated from the sale of the real estate or income generated by the real estate property.

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

Loans on one-to-four family residential properties are secured principally by single-family residences. Loans of this type are generally smaller in size and are geographically dispersed throughout Regions’ market areas, with some guaranteed by government agencies or private mortgage insurers. Equity loans and lines, while not included in this category, are similar in nature to one-to-four family loans, except that approximately 58% of equity loans and lines are in a second lien position. Losses on the residential and equity line and loan portfolios depend, to a large degree, on the level of interest rates, the unemployment rate, economic conditions and collateral values, and thus are difficult to predict.

Loans within the indirect portfolio consist mainly of automobile, marine and recreational vehicle loans originated through third-party business relationships. During the fourth quarter of 2008, Regions ceased originating automobile loans through the retail indirect lending channel. Other consumer loans consist primarily of borrowings for home improvements, student loans, automobiles, overdrafts and other personal household purposes. Losses within this grouping vary according to the specific type of loan. Certain risks, such as a general slowing of the economy, rising unemployment rates and changes in consumer demand, may impact future loss rates.

NON-INTEREST INCOME

The following table presents a summary of non-interest income:

Table 16—Non-Interest Income

	Three Months Ended March 31		% Change
(In millions)	2009	2008
Service charges on deposit accounts	$269	$272	(1.10)%
Brokerage, investment banking and capital markets	217	273	(20.49)
Mortgage income	73	46	59.95
Trust department income	46	57	(19.55)
Net securities gains	53	91	(42.27)
Insurance commissions and fees	28	31	(7.95)
SILO termination gains	323	—	NM
Other miscellaneous income	57	138	(58.98)

	$1,066	$908	17.41%

Total non-interest income, excluding the impact of net securities gains and SILO termination gains (as discussed below), decreased in the first quarter of 2009 compared to the first quarter of 2008. All categories of non-interest income decreased, except for mortgage income.

Service charges on deposit accounts—Service charges on deposit accounts decreased $3 million in the first quarter of 2009 compared to the same period in 2008. Service charge revenues primarily reflect a weakening economy with lower transaction volumes and overall activity.

Brokerage, investment banking and capital markets—Brokerage, investment banking and capital markets income decreased $56 million compared to the same period in 2008. The decrease was due primarily to general economic pressure and lower asset valuations. The majority of this category of income is generated by Morgan Keegan.

The following table details the components of revenue contributed by Morgan Keegan:

Table 17—Morgan Keegan

	Three Months Ended March 31
(In millions)	2009	2008
Revenues:
Commissions	$49	$68
Principal transactions	94	70
Investment banking	34	55
Interest	21	29
Trust fees and services	41	54
Investment advisory	29	53
Other	7	10

Total revenues	275	339
Expenses:
Interest expense	6	15
Non-interest expense	248	275

Total expenses	254	290

Income before income taxes	21	49
Income taxes	8	18

Net income	$13	$31

The following table details the breakout of revenue by division contributed by Morgan Keegan:

Table 18—Morgan Keegan

Breakout of Revenue by Division

(Dollars in millions)	Private Client	Fixed-Income Capital Markets	Equity Capital Markets	Regions MK Trust	Asset Management	Interest And Other
Three months ended March 31, 2009:
Gross revenue	$74	$105	$12	$48	$31	$5
Percent of gross revenue	26.9%	38.4%	4.5%	17.4%	11.4%	1.4%
Three months ended March 31, 2008:
Gross revenue	$89	$89	$47	$54	$42	$18
Percent of gross revenue	26.2%	26.4%	13.9%	15.9%	12.3%	5.3%

Mortgage income—For the first quarter of 2009, mortgage income increased $27 million compared to the same period in 2008. The quarterly increase was due to customers taking advantage of historically low mortgage rates as the Company experienced a record $2.8 billion in mortgage originations during the first three months of 2009. Included in mortgage income during the first quarter of 2009 was a net reduction of $1 million due to the impact of the market valuation adjustment for mortgage servicing rights and related derivatives.

Trust department income—Trust department income for the first quarter of 2009 decreased $11 million compared to the same period of 2008. The decrease during the first three months of 2009 is due to lower overall asset valuations.

SILO termination gains—During the first three months of 2009, non-interest income includes a $323 million gain relating to the Company’s unwinding of certain SILO leveraged lease transactions. A 2008 settlement with the IRS negatively impacted the economics of Regions’ SILO leveraged lease portfolio. Further, credit rating downgrades of counterparties to these transactions triggered collateral replacement events for Regions’ clients, which was largely cost prohibitive for them in the existing market. Consequently, client decisions to terminate these transactions in the first quarter of 2009 offered Regions the opportunity to redeploy related capital at higher returns. This increase in non-interest income was offset by a $315 million increase in tax expense, resulting in a minimal benefit to net income.

Other miscellaneous income—For the first quarter of 2009, other miscellaneous income decreased $81 million compared to the same year-ago period. Other miscellaneous income during the first three months of 2008 reflects a $63 million gain on the redemption of a portion of the Company’s ownership interest in Visa’s IPO. Miscellaneous income for the first three months of 2009 includes an increase to commercial credit fee income offset by decreases in bank-owned life insurance income, trading account income and gains on sales of student loans when compared to 2008.

NON-INTEREST EXPENSE

Table 19 “Non-Interest Expense (including Non-GAAP reconciliation)” presents a summary of non-interest expense, as well as a detail of merger charges. Regions incurred merger-related expenses during the first quarter of 2008 in connection with the integration of Regions and AmSouth. For expanded discussion of certain significant non-interest expense items, refer to the discussion of each component following the table presented.

Table 19—Non-Interest Expense (including Non-GAAP reconciliation)

	Three Months Ended March 31
	2009*	2008			% Change Non-GAAP
(In millions)	GAAP	GAAP	Less: Merger Charges	Non-GAAP
Salaries and employee benefits	$539	$643	$62	$581	(7.22)%
Net occupancy expense	107	107	2	105	2.06
Furniture and equipment expense	76	80	—	80	(6.30)
Impairment of mortgage servicing rights, net	—	42	—	42	NM
Professional fees	53	35	3	32	63.11
Amortization of core deposit intangible	31	35	—	35	(11.23)
Other real estate owned expense	26	7	—	7	NM
Loss on early extinguishment of debt	—	66	—	66	NM
Other miscellaneous expenses	226	235	9	226	0.26

	$1,058	$1,250	$76	$1,174	(9.71)%

*	No merger charges were recorded during 2009.

Salaries and employee benefits—In the first quarter of 2009, salaries and employee benefits declined $42 million (excluding merger charges) compared to the same period of 2008, as a result of lower headcount and commissions and incentives. As of March 31, 2009, Regions employed 30,613 associates compared to 32,143 at March 31, 2008.

Impairment of mortgage servicing rights, net—Included in non-interest expense for the first quarter of 2008 is $42 million of mortgage servicing rights impairment. In January 2009, Regions began accounting for mortgage servicing rights at fair market value with any changes to fair value being recorded in mortgage income; therefore, there will be no expense for impairment or amortization related to mortgage servicing rights in the future.

Professional fees—Professional fees (excluding merger charges) during the first quarter of 2009 increased $21 million compared to the same period of 2008. These increases are primarily due to higher legal expenses incurred by Morgan Keegan.

Other real estate owned (“OREO”) expense—OREO expense during the first quarter of 2009 increased $19 million compared to the same year-ago period, driven by losses related to the continued decline in the housing market. Foreclosed property balances have increased from $180 million at March 31, 2008 to $294 million at March 31, 2009.

Other miscellaneous expenses—Other miscellaneous expenses (excluding merger charges) is relatively stable when compared to the first quarter of 2008. Included in other miscellaneous expense for the first three months of 2009 is a $1.7 million write-down on the investment in two Regions Morgan Keegan Select Funds. Included in other miscellaneous expense for the first quarter of 2008 is a $24.5 million write-down of the investment in two Regions Morgan Keegan Select Funds. Other miscellaneous expenses benefited from the recognition of a $28.4 million litigation expense reduction related to Visa’s IPO during the first quarter of 2008.

During 2009 the FDIC implemented a new risk-based structure to assess insurance costs to member banks. During the first quarter, Regions utilized its remaining assessment credits to partially offset the increases from the new structure and recognized only $10 million of expense. The expense for FDIC premiums is expected to increase from $10 million in the first quarter of 2009 to approximately $40 million in the second quarter of 2009, excluding any one-time assessments to replenish the Deposit Insurance Fund. Assessment rates, however, are subject to change throughout the year.

INCOME TAXES

Regions’ first quarter 2009 provision for income taxes increased $157 million compared to the same period in 2008, primarily due to the reversal of deferred tax assets on the SILO leveraged lease terminations. The effective tax rate for the first quarter of 2009 was 80.4% compared to 31.9% in the first quarter of 2008.

Income taxes for financial reporting purposes differs from the amount computed by applying the statutory federal income tax rate of 35% for the quarters ended March 31, for the reasons below:

Table 20—Income Taxes

(In millions)	2009	2008
Tax on income computed at statutory federal income tax rate	$137	$173
Increase (decrease) in taxes resulting from:
SILO lease terminations	192	—
Tax credits	(19)	(13)
Lease financing adjustment	16	7
Tax-exempt income from obligations of states and political subdivisions	(6)	(6)
State income tax, net of federal tax benefit	2	2
Other, net	(7)	(5)

	$315	$158

Effective tax rate	80.4%	31.9%

Periodically, Regions invests in pass-through investment vehicles that generate tax credits, principally low-income housing, which directly reduce Regions’ federal income tax liability. Congress has legislated these tax credit programs to encourage capital inflows to these investment vehicles. The amount of tax benefit recognized from these tax credits was $19 million in the first quarter of 2009 compared to $13 million in the first quarter of 2008.

Regions has segregated a portion of its investment securities and intellectual property into separate legal entities in order to, among other business purposes, maximize the return on such assets by the professional and focused management thereof. Regions has recognized state tax benefits related to these legal entities of $7 million in the first quarter of 2009 compared to $11 million in the first quarter of 2008.

Management’s determination of the realization of deferred tax assets is based upon management’s judgment of various future events and uncertainties, including the timing, nature and amount of future income earned by certain subsidiaries and the implementation of various plans to maximize realization of deferred tax assets in addition to taxable income within the carryback period. Management believes that the subsidiaries will generate sufficient operating earnings to realize the deferred tax benefits. However, management does not believe that it is more-likely-than-not that all of its state net operating loss carryforwards will be realized. Accordingly, a valuation allowance has been established in the amount of $23 million against such benefits at March 31, 2009 and 2008.

Regions and its subsidiaries file income tax returns in the United States , as well as in various state jurisdictions. As the successor of acquired taxpayers, Regions is responsible for the resolution of audits from both federal and state taxing authorities. In December 2008 the Company reached an agreement with the Internal Revenue Service Appeals Division on the Federal tax treatment of a broad range of uncertain tax positions. The agreement covered the Federal tax returns of Regions Financial Corporation, Union Planters Corporation and AmSouth Bancorporation for tax years 1999-2006. With few exceptions in certain state jurisdictions, the Company is no longer subject to state and local income tax examinations by taxing authorities for years before 2000, which would include audits of acquired entities. Certain states have proposed various adjustments to the Company’s previously filed tax returns. Management is currently evaluating those proposed adjustments; however, the Company does not anticipate the adjustments would result in a material change to its financial position or results of operations.

As of March 31, 2009 and December 31, 2008, the liability for gross unrecognized tax benefits was approximately $54 million and $55 million, respectively. Essentially, all of the Company’s liability for gross unrecognized tax benefits as of March 31, 2009 would reduce the Company’s effective tax rate, if recognized. As of March 31, 2009, the Company recognized a liability of approximately $30 million for interest, on a pre-tax basis.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Reference is made to pages 47 through 50 included in Management’s Discussion and Analysis.

Item 4.	Controls and Procedures

Based on an evaluation, as of the end of the period covered by this Form 10-Q, under the supervision and with the participation of Regions’ management, including its Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer have concluded that Regions’ disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) are effective. During the quarter ended March 31, 2009, there have been no changes in Regions’ internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Regions’ internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Regions and its affiliates are subject to litigation, including the litigation discussed below, and claims arising in the ordinary course of business. Punitive damages are routinely claimed in these cases. Regions continues to be concerned about the general trend in litigation involving large damage awards against financial service company defendants. Regions evaluates these contingencies based on information currently available, including advice of counsel and assessment of available insurance coverage. Although it is not possible to predict the ultimate resolution or financial liability with respect to these litigation contingencies, management is currently of the opinion that the outcome of pending and threatened litigation would not have a material effect on Regions’ business, consolidated financial position or results of operations, except to the extent indicated in the discussion below.

In late 2007 and during 2008, Regions and certain of its affiliates were named in class-action lawsuits filed in federal and state courts on behalf of investors who purchased shares of certain Regions Morgan Keegan Select Funds (the “Funds”) and shareholders of Regions. The complaints contain various allegations, including claims that the Funds and the defendants misrepresented or failed to disclose material facts relating to the activities of the Funds. No class has been certified, and at this stage of the lawsuits Regions cannot determine the probability of a material adverse result or reasonably estimate a range of potential exposures, if any. However, it is possible that an adverse resolution of these matters may be material to Regions’ business, consolidated financial position or results of operations. In addition, the Company has received requests for information from the SEC Staff regarding the matters subject to the litigation described above.

Certain of the shareholders in these Funds and other interested parties have entered into arbitration proceedings and individual civil claims, in lieu of participating in the class actions. Although it is not possible to predict the ultimate resolution or financial liability with respect to these contingencies, management is currently of the opinion that the outcome of these proceedings would not have a material effect on Regions’ business, consolidated financial position or results of operations.

In March 2009, Morgan Keegan & Company, Inc. (“Morgan Keegan”), a wholly-owned subsidiary of Regions, received a Wells Notice from the Securities and Exchange Commission’s Atlanta Regional Office related to auction rate securities (“ARS”) indicating that the SEC staff intends to recommend that the Commission take civil action against Morgan Keegan. We believe the SEC investigation is part of its industry-wide effort to provide liquidity to purchasers of ARS following the February 2008 collapse of the market for those securities. The notice indicates that the SEC’s investigation of Morgan Keegan relates to the adequacy of disclosure of the liquidity risks associated with ARS and whether the firm sold a significant volume of ARS after its ability to support auctions was diminished. A Wells Notice is not a formal allegation or proof of wrongdoing. Morgan Keegan has cooperated extensively with the SEC and initiated a voluntary program to repurchase ARS it underwrote and sold to the firm’s retail customers. Regions and Morgan Keegan will work to resolve the matter by continuing to cooperate fully with the SEC. Although it is not possible to predict the ultimate resolution or financial liability with respect to this matter, management is currently of the opinion that the outcome of this matter will not have a material effect on Regions’ business, consolidated financial position or results of operations.

In April 2009, Regions, Regions Financing Trust III (the “Trust”) and certain of Regions’ current and former directors, were named in a purported class-action lawsuit filed in the U.S. District Court for the Southern District of New York on behalf of the purchasers of trust preferred securities offered by the Trust. The complaint alleges that defendants made statements in Regions’ registration statement, prospectus and year-end filings which were materially false and misleading. Although it is not possible to predict the ultimate resolution or financial liability with respect to this matter, management is currently of the opinion that the outcome of this matter will not have a material effect on Regions’ business, consolidated financial position or results of operations.

Item 1A.	Risk Factors

The following are additional risk factors for Regions, to be read in conjunction with Item 1A, “Risk Factors” in Regions Form 10-K for the year ended December 31, 2008.

The results of the stress test recently conducted by Regions’ banking regulators pursuant to the U.S. Treasury’s Capital Assistance Program requires Regions to raise additional capital that will likely be highly dilutive to our common shares.

On February 25, 2009, the U.S. Department of the Treasury (the “U.S. Treasury”) announced the preliminary details of the Capital Assistance Program (the “CAP”) component of its Financial Stability Plan. The purpose of the CAP is to restore confidence throughout the financial system that the nation’s largest banking institutions have a sufficient capital cushion against larger than expected future losses, should they occur due to a more severe economic environment, and to support lending to creditworthy borrowers.

There are two components of CAP: (1) a supervisory exercise that involves a forward-looking capital assessment (the “Stress Test”) to evaluate the capital needs of the major U.S. banking institutions, including Regions, under a more challenging economic environment, and (2) should that assessment indicate that an additional capital buffer is warranted, access for qualifying financial institutions to government capital to provide this buffer if sufficient private sources of capital cannot be found. For eligible U.S. banking organizations with assets in excess of $100 billion, participation in the Stress Test was mandatory, whether or not they access the government capital provided under the CAP.

As announced on May 7, 2009, under the Stress Test, the banking regulators determined that Regions needs to raise $2.5 billion in additional Tier 1 common equity or contingent common equity (i.e., mandatorily convertible preferred stock) of which $400 million must be new Tier 1 equity. Regions will submit a capital plan to its regulators and has agreed to raise the required capital. Regions will have until November 9, 2009 to either raise this additional capital through liability management strategies, public or private capital transactions or asset dispositions or convert a portion of its CPP preferred to convertible preferred under the CAP. All of the additional capital must be either common equity or mandatorily convertible preferred equity and therefore will likely be highly dilutive to our common shares and may reduce the market price of our common shares.

Regions may not be able to raise private capital in the amount required or at all.

We cannot assure you that private capital will be available to us on acceptable terms or at all. The public market for most forms of Tier 1 securities has been effectively closed to financial institutions for the last nine months and we can offer no assurance that conditions in these markets will improve in the near future. Events outside our control, such as a decline in the confidence of debt purchasers, depositors of Regions Bank or counterparties participating in the capital markets, or a downgrade of our debt ratings, may further adversely affect our capital costs and our ability to raise capital and, in turn, our liquidity. In addition, current market conditions are likely to make it difficult to find purchasers who are willing to purchase assets at acceptable prices and on acceptable terms. If we are unable to raise all or part of the amount of capital we need to raise through public or private capital transactions, liability management, asset dispositions or other sources, we will be required to obtain such capital from the U.S. Treasury by converting our CPP preferred shares to convertible preferred shares under the CAP or otherwise obtaining capital under the CAP.

Converting our CPP preferred shares to convertible preferred shares under the CAP or otherwise obtaining capital under the CAP will likely be highly dilutive to our common shareholders and will impose additional restrictions on our operations.

Should Regions be unable to raise the additional capital from public or private capital transactions or other sources, it would likely have to convert a portion of its CPP preferred shares to convertible preferred shares under the CAP or otherwise obtain capital under the CAP.

The governmental capital authorized under the CAP consists of mandatorily convertible preferred stock and warrants to acquire common stock. The convertible preferred stock would be senior to our common stock and convertible into common stock at Regions’ option. The conversion price for the convertible preferred would be $4.13 per share, subject to customary anti-dilution adjustments. The convertible preferred stock would accrue cumulative dividends at a rate of 9% per annum and would mandatorily convert to common stock if not redeemed after seven years. The warrants would be issued to purchase a number of our common shares equal to 20% of the convertible preferred amount on the date of the investment. The warrants would be for a 10-year term and would be immediately exercisable in whole or in part. To view the standard CAP term sheet, including a summary of the terms of the securities that the U.S. Treasury receives in connection with any CAP issuance, see www.financialstability.gov.

Issuance of securities under the CAP will likely be highly dilutive to our common shareholders and may decrease the market price of our common stock. The issuance of securities under the CAP will impose conditions and limitations related to executive compensation and corporate governance, as well as new public reporting obligations. Many of our competitors will not be subject to these restrictions and therefore may gain a competitive advantage over Regions. These restrictions may have a material and adverse effect on our operations.

Converting our CPP preferred to convertible preferred or otherwise obtaining capital under the CAP may result in the U.S. government acquiring a significant interest in Regions which may have an adverse effect on our operations and the market price of our common stock. In addition, issuing a significant amount of common stock or equity convertible into common stock to a private investor may have the same effect.

Converting a large amount of our CPP preferred to convertible preferred or otherwise obtaining capital under the CAP could result in the U.S. Treasury becoming a significant shareholder of Regions. Even if the U.S. Treasury does not control a majority of Regions’ voting power, it still may be able to exert significant influence on substantially all matters submitted to shareholders, including the election of directors and approval of certain transactions. The U.S. Treasury may also, subject to applicable securities laws and the terms of the securities, transfer all, or a portion of, its shares to another person or entity and, in the event of such a transfer, that person or entity could become a significant shareholder of Regions. In addition, any issuance of a large amount of common equity or equity convertible into common to a private investor may raise similar risks.

Having a significant shareholder may make some future transactions more difficult or impossible without the support of such shareholder. The interests of the significant shareholder may not coincide with our interests or the interests of other shareholders. There can be no assurance that any significant shareholder will exercise its influence in Regions’ best interests as opposed to its best interests as a significant shareholder. A significant shareholder may make it difficult to approve certain transactions even if they are supported by the other shareholders, which may have an adverse effect on the market price of our common stock.

Issuing a significant amount of convertible preferred equity to the U.S. Treasury or issuing a significant amount of common equity to a private investor may require notification or other filings under regulatory standards and may trigger rights under certain of Regions’ benefits plans.

Regions’ obtaining a significant amount of additional capital from the U.S. Treasury or any individual private investor could trigger notice, approval and/or other filings under applicable regulatory standards. The failure to obtain any required regulatory consents or approvals may have a material adverse effect on Regions’ financial condition, results of operations or cash flows,

In addition, the issuance to any person, including for these purposes the U.S. Treasury, of securities representing greater than 20% of the voting power of Regions, may be considered a triggering event under certain of its employee benefit plans. For any single-trigger plan, a triggering event would result in all options and other awards vesting and all restricted stock units and restricted stock becoming unrestricted and payable. Vesting of outstanding options and the payment of amounts owed under restricted stock units and restricted stock may have a material and adverse effect on Regions’ financial condition, results of operations or cash flows.

Potential misinterpretation of the results of the Stress Test may adversely affect Regions’ ability to attract and retain its customers and to compete for new business opportunities.

Although our regulators have made clear that the Stress Test does not assess the current condition of Regions and its subsidiaries and even though Regions remains strong, stable and well capitalized, we cannot predict our customers’ potential misinterpretation of, and adverse reaction to, the results of the Stress Test. Any potential misinterpretations and adverse reactions could limit Regions’ ability to attract and retain customers and to compete for new business opportunities. The inability to attract and retain customers or to effectively compete for new business may have a material and adverse effect on Regions’ financial condition and results of operations.

We may not pay dividends on your common stock.

Holders of shares of our common stock are only entitled to receive such dividends as our board of directors may declare out of funds legally available for such payments. Although we have historically declared cash dividends on our common stock, we are not required to do so and may reduce or eliminate our common stock dividend in the future. In addition, features of our outstanding trust preferred securities and preferred securities permit us to defer interest payments on those securities; however, if we defer interest on those securities we would not be permitted to pay dividends on our common stock until we resume paying interest on those securities. This could adversely affect the market price of our common stock. Also, participation in the CPP limits our ability to increase our dividend or to repurchase our common stock for so long as any securities issued under such program remain outstanding.

Regions has been the subject of increased litigation which could result in legal liability and damage to its reputation.

Regions and certain of its subsidiaries have been named from time to time as defendants in various class actions and other litigation relating to their business and activities. Past, present and future litigation have included or could include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. Regions and certain of its subsidiaries are also involved from time to time in other reviews, investigations and proceedings (both formal and informal) by governmental and self-regulatory agencies regarding their business. These matters also could result in adverse judgments, settlements, fines, penalties, injunctions or other relief. Substantial legal liability or significant regulatory action against Regions or its subsidiaries could materially adversely affect Regions’ business, consolidated financial condition or results of operations and/or cause significant reputational harm to Regions’ business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Information concerning Regions’ repurchases of its outstanding common stock during the three-month period ended March 31, 2009, is set forth in the following table:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - 31, 2009	—	—	—	23,072,300
February 1 - 28, 2009	—	—	—	23,072,300
March 1 - 31, 2009	—	—	—	23,072,300
Total	—	—	—	23,072,300

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

As discussed in Regions’ Form 10-K for the year ended December 31, 2008, the Company’s ability to repurchase its common stock and pay dividends is limited by the terms of the Purchase Agreement between Regions and the U.S. Treasury entered into on November 14, 2008 (the “Purchase Agreement”), pursuant to the U.S. Treasury’s Capital Purchase Program (“CPP”). Under the CPP, prior to the earlier of (1) November 14, 2011, or (2) the date on which the Series A Preferred Stock issued under the Purchase Agreement is redeemed in whole or the U.S. Treasury has transferred all of the Series A Preferred Stock to unaffiliated third parties, the consent of the U.S. Treasury is required to repurchase any shares of common stock except in connection with benefit plans in the ordinary course of business and certain other limited exceptions. During the same period, the Purchase Agreement also limits the payment of quarterly dividends on Regions’ common stock to no more than $0.10 per share without prior approval of the U.S. Treasury. See “Part II, Item 1A. Risk Factors” regarding possible additional restrictions on the payment of dividends by Regions.

Item 4.	Submission of Matters to a Vote of Security Holders

The regular Annual Meeting of Stockholders of Regions was held on April 16, 2009, at which meeting the stockholders (1) elected nine nominees as directors for one-year terms expiring on the date of the annual meeting in 2010, (2) approved management’s proposal on executive compensation, (3) ratified the appointment of Ernst & Young LLP as independent auditors and (4) rejected a stockholder proposal regarding posting a report, updated semi-annually, of political contributions. The following is a tabulation of the voting on these matters:

ELECTION OF DIRECTORS

	Votes For	Votes Against	Abstentions	Broker Nonvotes
George W. Bryan	500,875,673	55,083,198	7,646,797	N/A
David J. Cooper, Sr.	486,444,470	69,347,796	7,813,102	N/A
Earnest W. Deavenport, Jr.	494,448,963	61,482,816	7,673,889	N/A
Don DeFosset	507,290,958	48,238,185	8,076,525	N/A
O.B. Grayson Hall, Jr.	502,176,987	53,884,751	7,543,930	N/A
Charles D. McCrary	471,876,241	83,885,591	7,843,837	N/A
James R. Malone	503,913,159	51,725,141	7,967,368	N/A
Claude B. Nielsen	480,286,144	75,394,534	7,924,991	N/A
C. Dowd Ritter	485,991,443	70,456,023	7,158,203	N/A

NONBINDING STOCKHOLDER APPROVAL OF EXECUTIVE COMPENSATION

Votes For	Votes Against	Abstentions	Broker Nonvotes
479,585,276	75,111,476	8,907,899	N/A

RATIFICATION OF THE APPOINTMENT OF INDEPENDENT AUDITORS

Votes For	Votes Against	Abstentions	Broker Nonvotes
535,065,052	23,724,610	4,816,008	N/A

STOCKHOLDER PROPOSAL REGARDING POSTING A REPORT, UPDATED SEMI-ANNUALLY, OF POLITICAL CONTRIBUTIONS

Votes For	Votes Against	Abstentions	Broker Nonvotes
138,521,784	191,464,435	37,329,268	196,290,183

Item 6.	Exhibits

The following is a list of exhibits including items incorporated by reference

3.1	Restated Certificate of Incorporation filed as Exhibit 3.1 to Form 10-Q Quarterly Report filed by registrant on August 3, 2007, incorporated herein by reference

3.2	Certificate of Designations filed as Exhibit 3.1 to Form 8-K Current Report filed by registrant on November 18, 2008, incorporated herein by reference

3.3	By-laws as restated filed as Exhibit 3.2 to Form 8-K Current Report filed by registrant on April 22, 2008, Incorporated herein by reference

10.1	Amendment Number One to the Regions Financial Corporation Post 2006 Supplemental Executive Retirement Plan, filed as Exhibit 10.2 to Form 8-K Current Report filed by registrant on February 27, 2009 incorporated herein by reference

10.2	Amendment Number One to the Regions Financial Corporation Supplemental 401(K) Plan, filed as Exhibit 10.4 to Form 8-K Current Report filed by registrant on February 27, 2009 incorporated herein by reference

10.3	Form of performance-based stock option grant agreement and award notice under Regions Financial Corporation 2006 Long Term Incentive Plan

10.4	Form of performance-based stock option grant agreement and award notice under AmSouth Bancorporation 2006 Long Term Incentive Compensation Plan

10.5	Form of performance-based restricted stock agreement and award notice under AmSouth Bancorporation 2006 Long Term Incentive Compensation Plan and Regions Financial Corporation 2006 Long Term Incentive Plan

12	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned thereunto duly authorized.

Regions Financial Corporation

DATE: May 11, 2009

/s/ HARDIE B. KIMBROUGH, JR.
Hardie B. Kimbrough, Jr.
Executive Vice President and Controller
(Chief Accounting Officer and Authorized Officer)