Form 10-Q/A
period 2009-03-31
REGIONS FINANCIAL CORP
filed 2009-05-13
CIK 1281761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

(Amendment No. 1)

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

(Check one): Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The number of shares outstanding of each of the issuer’s classes of common stock was 695,030,000 shares of common stock, par value $.01, outstanding as of April 30, 2009.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends our quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2009 as filed with the Securities and Exchange Commission on May 11, 2009, and is being filed solely to amend Item 1 of Part I to correct typographical errors in the “Total” column of the 2009 balances in the Consolidated Statements of Changes in Stockholders’ Equity. This Amendment contains the complete text of the original report with the corrected information appearing in Item 1 of Part 1. The corrected statements read as follows:

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Treasury Stock, At Cost	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount
	(In millions, except per share data)
BALANCE AT JANUARY 1, 2008	—	$—	694	$7	$16,545	$4,439	$(1,371)	$203	$19,823
Cumulative effect of changes in accounting principles due to adoption of EITF 06-4, EITF 06-10 and FAS 158 (see Note 12)	—	—	—	—	—	(17)	—	—	(17)
Comprehensive income:
Net income	—	—	—	—	—	337	—	—	337
Net change in unrealized gains and losses on securities available for sale, net of tax and reclassification adjustment*	—	—	—	—	—	—	—	24	24
Net change in unrealized gains and losses on derivative instruments, net of tax and reclassification adjustment*	—	—	—	—	—	—	—	104	104

Comprehensive income									465
Cash dividends declared—$0.38 per share	—	—	—	—	—	(264)	—	—	(264)
Common stock transactions:
Stock transactions with employees under compensation plans, net	—	—	1	—	(1)	—	—	—	(1)
Stock options exercised, net	—	—	—	—	3	—	—	—	3
Amortization of unearned restricted stock	—	—	—	—	13	—	—	—	13

BALANCE AT MARCH 31, 2008	—	$—	695	$7	$16,560	$4,495	$(1,371)	$331	$20,022

BALANCE AT JANUARY 1, 2009	4	$3,307	691	$7	$16,815	$(1,869)	$(1,425)	$(22)	$16,813
Comprehensive income:
Net income	—	—	—	—	—	77	—	—	77
Net change in unrealized gains and losses on securities available for sale, net of tax and reclassification adjustment*	—	—	—	—	—	—	—	52	52
Net change in unrealized gains and losses on derivative instruments, net of tax and reclassification adjustment*	—	—	—	—	—	—	—	(35)	(35)
Net change from defined benefit pension plans, net of tax*	—	—	—	—	—	—	—	(1)	(1)

Comprehensive income									93
Cash dividends declared—$0.10 per share	—	—	—	—	—	(70)	—	—	(70)
Preferred dividends	—	—	—	—	—	(42)	—	—	(42)
Preferred stock transactions:
Discount accretion	—	9	—	—	—	(9)	—	—	—
Common stock transactions:
Stock transactions with employees under compensation plans, net	—	—	4	—	—	—	10	—	10
Stock options exercised, net	—	—	—	—	5	—	—	—	5
Amortization of unearned restricted stock	—	—	—	—	8	—	—	—	8

BALANCE AT MARCH 31, 2009	4	$3,316	695	$7	$16,828	$(1,913)	$(1,415)	$(6)	$16,817

*	See disclosure of reclassification adjustment amount and tax effect, as applicable, in Note 3 to the consolidated financial statements.

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

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31
(In millions, except per share data)	2009	2008
Interest income on:
Loans, including fees	$1,099	$1,529
Securities:
Taxable	239	200
Tax-exempt	7	10

Total securities	246	210
Loans held for sale	15	9
Federal funds sold and securities purchased under agreements to resell	1	7
Trading account assets	12	21
Other interest-earning assets	6	7

Total interest income	1,379	1,783
Interest expense on:
Deposits	366	503
Short-term borrowings	20	113
Long-term borrowings	184	149

Total interest expense	570	765

Net interest income	809	1,018
Provision for loan losses	425	181

Net interest income after provision for loan losses	384	837
Non-interest income:
Service charges on deposit accounts	269	272
Brokerage, investment banking and capital markets	217	273
Mortgage income	73	46
Trust department income	46	57
Securities gains, net	53	91
SILO termination gains	323	—
Other	85	169

Total non-interest income	1,066	908
Non-interest expense:
Salaries and employee benefits	539	643
Net occupancy expense	107	107
Furniture and equipment expense	76	80
Impairment of mortgage servicing rights	—	42
Other	336	378

Total non-interest expense	1,058	1,250

Income before income taxes	392	495
Income taxes	315	158

Net income	$77	$337

Net income available to common shareholders	$26	$337

Weighted-average number of shares outstanding:
Basic	693	695
Diluted	694	696
Earnings per common share:
Basic	0.04	0.48
Diluted	0.04	0.48
Cash dividends declared per common share	0.10	0.38

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Treasury Stock, At Cost	Accumulated Other Comprehensive Income (Loss)	Total
(In millions, except per share data)	Shares	Amount	Shares	Amount
BALANCE AT JANUARY 1, 2008	—	$—	694	$7	$16,545	$4,439	$(1,371)	$203	$19,823
Cumulative effect of changes in accounting principles due to adoption of EITF 06-4, EITF 06-10 and FAS 158 (see Note 12)	—	—	—	—	—	(17)	—	—	(17)
Comprehensive income:
Net income	—	—	—	—	—	337	—	—	337
Net change in unrealized gains and losses on securities available for sale, net of tax and reclassification adjustment*	—	—	—	—	—	—	—	24	24
Net change in unrealized gains and losses on derivative instruments, net of tax and reclassification adjustment*	—	—	—	—	—	—	—	104	104

Comprehensive income									465
Cash dividends declared—$0.38 per share	—	—	—	—	—	(264)	—	—	(264)
Common stock transactions:
Stock transactions with employees under compensation plans, net	—	—	1	—	(1)	—	—	—	(1)
Stock options exercised, net	—	—	—	—	3	—	—	—	3
Amortization of unearned restricted stock	—	—	—	—	13	—	—	—	13

BALANCE AT MARCH 31, 2008	—	$—	695	$7	$16,560	$4,495	$(1,371)	$331	$20,022

BALANCE AT JANUARY 1, 2009	4	$3,307	691	$7	$16,815	$(1,869)	$(1,425)	$(22)	$16,813
Comprehensive income:
Net income	—	—	—	—	—	77	—	—	77
Net change in unrealized gains and losses on securities available for sale, net of tax and reclassification adjustment*	—	—	—	—	—	—	—	52	52
Net change in unrealized gains and losses on derivative instruments, net of tax and reclassification adjustment*	—	—	—	—	—	—	—	(35)	(35)
Net change from defined benefit pension plans, net of tax*	—	—	—	—	—	—	—	(1)	(1)

Comprehensive income									93
Cash dividends declared—$0.10 per share	—	—	—	—	—	(70)	—	—	(70)
Preferred dividends	—	—	—	—	—	(42)	—	—	(42)
Preferred stock transactions:
Discount accretion	—	9	—	—	—	(9)	—	—	—
Common stock transactions:
Stock transactions with employees under compensation plans, net	—	—	4	—	—	—	10	—	10
Stock options exercised, net	—	—	—	—	5	—	—	—	5
Amortization of unearned restricted stock	—	—	—	—	8	—	—	—	8

BALANCE AT MARCH 31, 2009	4	$3,316	695	$7	$16,828	$(1,913)	$(1,415)	$(6)	$16,817

*	See disclosure of reclassification adjustment amount and tax effect, as applicable, in Note 3 to the consolidated financial statements.

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

ELECTION OF DIRECTORS

	Votes For	Votes Against	Abstentions	Broker Nonvotes
George W. Bryan	500,875,673	55,083,198	7,646,797	N/A
David J. Cooper, Sr.	486,444,470	69,347,796	7,813,102	N/A
Earnest W. Deavenport, Jr.	494,448,963	61,482,816	7,673,889	N/A
Don DeFosset	507,290,958	48,238,185	8,076,525	N/A
O.B. Grayson Hall, Jr.	502,176,987	53,884,751	7,543,930	N/A
Charles D. McCrary	471,876,241	83,885,591	7,843,837	N/A
James R. Malone	503,913,159	51,725,141	7,967,368	N/A
Claude B. Nielsen	480,286,144	75,394,534	7,924,991	N/A
C. Dowd Ritter	485,991,443	70,456,023	7,158,203	N/A

NONBINDING STOCKHOLDER APPROVAL OF EXECUTIVE COMPENSATION

Votes For	Votes Against	Abstentions	Broker Nonvotes
479,585,276	75,111,476	8,907,899	N/A

RATIFICATION OF THE APPOINTMENT OF INDEPENDENT AUDITORS

Votes For	Votes Against	Abstentions	Broker Nonvotes
535,065,052	23,724,610	4,816,008	N/A

STOCKHOLDER PROPOSAL REGARDING POSTING A REPORT, UPDATED SEMI-ANNUALLY, OF POLITICAL CONTRIBUTIONS

Votes For	Votes Against	Abstentions	Broker Nonvotes
138,521,784	191,464,435	37,329,268	196,290,183

Item 6.	Exhibits

The following is a list of exhibits including items incorporated by reference

3.1	Restated Certificate of Incorporation filed as Exhibit 3.1 to Form 10-Q Quarterly Report filed by registrant on August 3, 2007, incorporated herein by reference

3.2	Certificate of Designations filed as Exhibit 3.1 to Form 8-K Current Report filed by registrant on November 18, 2008, incorporated herein by reference

3.3	By-laws as restated filed as Exhibit 3.2 to Form 8-K Current Report filed by registrant on April 22, 2008, Incorporated herein by reference

10.1	Amendment Number One to the Regions Financial Corporation Post 2006 Supplemental Executive Retirement Plan, filed as Exhibit 10.2 to Form 8-K Current Report filed by registrant on February 27, 2009 incorporated herein by reference

10.2	Amendment Number One to the Regions Financial Corporation Supplemental 401(K) Plan, filed as Exhibit 10.4 to Form 8-K Current Report filed by registrant on February 27, 2009 incorporated herein by reference

10.3	Form of performance-based stock option grant agreement and award notice under Regions Financial Corporation 2006 Long Term Incentive Plan incorporated herein by reference

10.4	Form of performance-based stock option grant agreement and award notice under AmSouth Bancorporation 2006 Long Term Incentive Compensation Plan incorporated herein by reference

10.5	Form of performance-based restricted stock agreement and award notice under AmSouth Bancorporation 2006 Long Term Incentive Compensation Plan and Regions Financial Corporation 2006 Long Term Incentive Plan incorporated herein by reference

12	Computation of Ratio of Earnings to Fixed Charges incorporated herein by reference

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 incorporated herein by reference

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned thereunto duly authorized.

Regions Financial Corporation

DATE: May 13, 2009

/s/ HARDIE B. KIMBROUGH, JR.
Hardie B. Kimbrough, Jr.
Executive Vice President and Controller
(Chief Accounting Officer and Authorized Officer)