Form 10-Q/A
period 2009-03-31
REGIONS FINANCIAL CORP
filed 2009-06-09
CIK 1281761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

(Amendment No. 2)

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

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-Q/A (this “Amendment”) amends our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 as filed with the Securities and Exchange Commission on May 11, 2009 as previously amended by Amendment No. 1 filed on Form 10-Q/A on May 13, 2009 (“Amendment No. 1”). This Amendment is being made solely for the purpose of filing as Exhibit 32 the certification pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

This Quarterly Report on Form 10-Q/A has not been updated to reflect other events occurring after the filing date of the original Quarterly Report on Form 10-Q or Amendment No. 1 or to modify or update those disclosures affected by subsequent events.

REGIONS FINANCIAL CORPORATION

FORM 10-Q/A

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

PART II

OTHER INFORMATION

Item 6.	Exhibits

The following is a list of exhibits including items incorporated by reference

3.1	Restated Certificate of Incorporation filed as Exhibit 3.1 to Form 10-Q Quarterly Report filed by registrant on August 3, 2007, incorporated herein by reference

3.2	Certificate of Designations filed as Exhibit 3.1 to Form 8-K Current Report filed by registrant on November 18, 2008, incorporated herein by reference

3.3	By-laws as restated filed as Exhibit 3.2 to Form 8-K Current Report filed by registrant on April 22, 2008, Incorporated herein by reference

10.1	Amendment Number One to the Regions Financial Corporation Post 2006 Supplemental Executive Retirement Plan, filed as Exhibit 10.2 to Form 8-K Current Report filed by registrant on February 27, 2009 incorporated herein by reference

10.2	Amendment Number One to the Regions Financial Corporation Supplemental 401(K) Plan, filed as Exhibit 10.4 to Form 8-K Current Report filed by registrant on February 27, 2009 incorporated herein by reference

10.3	Form of performance-based stock option grant agreement and award notice under Regions Financial Corporation 2006 Long Term Incentive Plan incorporated herein by reference

10.4	Form of performance-based stock option grant agreement and award notice under AmSouth Bancorporation 2006 Long Term Incentive Compensation Plan incorporated herein by reference

10.5	Form of performance-based restricted stock agreement and award notice under AmSouth Bancorporation 2006 Long Term Incentive Compensation Plan and Regions Financial Corporation 2006 Long Term Incentive Plan incorporated herein by reference

12	Computation of Ratio of Earnings to Fixed Charges incorporated herein by reference

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned thereunto duly authorized.

Regions Financial Corporation

DATE: June 9, 2009

/s/ HARDIE B. KIMBROUGH, JR.
Hardie B. Kimbrough, Jr.
Executive Vice President and Controller
(Chief Accounting Officer and Authorized Officer)