Form 10-Q
period 2009-06-30
REGIONS FINANCIAL CORP
filed 2009-08-05
CIK 1281761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

or

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

The number of shares outstanding of each of the issuer’s classes of common stock was 1,188,191,000 shares of common stock, par value $.01, outstanding as of July 31, 2009.

REGIONS FINANCIAL CORPORATION

FORM 10-Q

Forward-Looking Statements

This Quarterly Report on Form 10-Q, other periodic reports filed by Regions Financial Corporation (“Regions”) under the Securities Exchange Act of 1934, as amended, and any other written or oral statements made by or on behalf of Regions may include forward-looking statements. The Private Securities Litigation Reform Act of 1995 (the “Act”) provides a “safe harbor” for forward-looking statements which are identified as such and are accompanied by the identification of important factors that could cause actual results to differ materially from the forward-looking statements. For these statements, we, together with our subsidiaries, claim the protection afforded by the safe harbor in the Act. Forward-looking statements are not based on historical information, but rather are related to future operations, strategies, financial results or other developments. Forward-looking statements are based on management’s expectations as well as certain assumptions and estimates made by, and information available to, management at the time the statements are made. Those statements are based on general assumptions and are subject to various risks, uncertainties and other factors that may cause actual results to differ materially from the views, beliefs and projections expressed in such statements. These risks, uncertainties and other factors include, but are not limited to, those described below:

•

In October 2008 Congress enacted and the President signed into law the Emergency Economic Stabilization Act of 2008, and on February 17, 2009 the American Recovery and Reinvestment Act of 2009 was signed into law. Additionally, the Department of the U.S. Treasury and federal banking regulators are implementing a number of programs to address capital and liquidity issues in the banking system, and may announce additional programs in the future, all of which may have significant effects on Regions and the financial services industry, the exact nature and extent of which cannot be determined at this time.

•	The impact of compensation and other restrictions imposed under the Troubled Asset Relief Program (“TARP”) until Regions is able to repay the outstanding preferred stock issued under the TARP.

•	Possible additional loan losses and impairment of goodwill and other intangibles and the impact on earnings and capital.

•	Possible changes in interest rates may affect funding costs and reduce earning asset yields, thus reducing margins.

•	Possible changes in general economic and business conditions in the United States in general and in the communities Regions serves in particular.

•	Possible changes in the creditworthiness of customers and the possible impairment of the collectability of loans.

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

See also Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)	June 30 2009	December 31 2008	June 30 2008
Assets
Cash and due from banks	$2,363	$2,643	$3,161
Interest-bearing deposits in other banks	2,846	7,540	46
Federal funds sold and securities purchased under agreements to resell	3,221	790	949
Trading account assets	1,109	1,050	1,483
Securities available for sale	19,681	18,850	17,725
Securities held to maturity	43	47	48
Loans held for sale (includes $1,373, $506 and $622 measured at fair value at June 30, 2009, December 31, 2008 and June 30, 2008, respectively)	1,932	1,282	677
Loans, net of unearned income	96,149	97,419	98,267
Allowance for loan losses	(2,282)	(1,826)	(1,472)

Net loans	93,867	95,593	96,795
Other interest-earning assets	829	897	534
Premises and equipment, net	2,789	2,786	2,726
Interest receivable	501	458	510
Goodwill	5,556	5,548	11,515
Mortgage servicing rights	202	161	271
Other identifiable intangible assets	568	638	709
Other assets	7,304	7,965	7,287

Total assets	$142,811	$146,248	$144,436

Liabilities and Stockholders’ Equity
Deposits:
Non-interest-bearing	$20,995	$18,457	$18,334
Interest-bearing	73,731	72,447	71,570

Total deposits	94,726	90,904	89,904
Borrowed funds:
Short-term borrowings:
Federal funds purchased and securities sold under agreements to repurchase	2,265	3,143	8,664
Other short-term borrowings	4,927	12,679	8,926

Total short-term borrowings	7,192	15,822	17,590
Long-term borrowings	18,238	19,231	13,319

Total borrowed funds	25,430	35,053	30,909
Other liabilities	3,918	3,478	3,915

Total liabilities	124,074	129,435	124,728
Stockholders’ equity:
Preferred stock, Authorized 10 million shares
Series A, cumulative perpetual participating, par value $1.00 (liquidation preference $1,000.00) per share, net of discount; Issued—3,500,000 shares	3,325	3,307	—
Series B, mandatorily convertible, cumulative perpetual participating, par value $1,000.00 (liquidation preference $1,000.00) per share; Issued—287,500 shares	278	—	—
Common stock, par value $.01 per share:
Authorized 1.5 billion shares
Issued including treasury stock—1,231,643,211; 735,667,650 and 735,783,594 shares, respectively	12	7	7
Additional paid-in capital	18,740	16,815	16,588
Retained earnings (deficit)	(2,169)	(1,869)	4,437
Treasury stock, at cost—43,439,788; 44,301,693 and 41,054,113 shares, respectively	(1,413)	(1,425)	(1,371)
Accumulated other comprehensive income (loss), net	(36)	(22)	47

Total stockholders’ equity	18,737	16,813	19,708

Total liabilities and stockholders’ equity	$142,811	$146,248	$144,436

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30		Six Months Ended June 30
(In millions, except per share data)	2009	2008	2009	2008
Interest income on:
Loans, including fees	$1,073	$1,375	$2,171	$2,904
Securities:
Taxable	239	208	478	408
Tax-exempt	5	10	12	20

Total securities	244	218	490	428
Loans held for sale	15	9	31	18
Federal funds sold and securities purchased under agreements to resell	1	4	2	11
Trading account assets	10	18	22	39
Other interest-earning assets	8	6	14	13

Total interest income	1,351	1,630	2,730	3,413
Interest expense on:
Deposits	330	422	696	925
Short-term borrowings	16	85	36	198
Long-term borrowings	174	144	358	293

Total interest expense	520	651	1,090	1,416

Net interest income	831	979	1,640	1,997
Provision for loan losses	912	309	1,337	490

Net interest income (loss) after provision for loan losses	(81)	670	303	1,507
Non-interest income:
Service charges on deposit accounts	288	294	557	566
Brokerage, investment banking and capital markets	263	272	480	545
Mortgage income	64	25	137	71
Trust department income	48	59	94	116
Securities gains, net	108	1	161	92
Other	428	93	836	262

Total non-interest income	1,199	744	2,265	1,652
Non-interest expense:
Salaries and employee benefits	586	599	1,125	1,242
Net occupancy expense	112	111	219	218
Furniture and equipment expense	78	87	154	167
Recapture of mortgage servicing rights	—	(67)	—	(25)
Other-than-temporary impairments(1)	69	1	72	1
Other	386	410	719	788

Total non-interest expense	1,231	1,141	2,289	2,391

Income (loss) before income taxes	(113)	273	279	768
Income taxes	75	67	390	225

Net income (loss)	$(188)	$206	$(111)	$543

Net income (loss) available to common shareholders	$(244)	$206	$(218)	$543

Weighted-average number of shares outstanding:
Basic	876	696	785	696
Diluted	876	696	785	696
Earnings (loss) per common share:
Basic	(0.28)	0.30	(0.28)	0.78
Diluted	(0.28)	0.30	(0.28)	0.78
Cash dividends declared per common share	0.01	0.38	0.11	0.76

(1)

Includes $260 million for the three months ended and $263 million for the six months ended June 30, 2009, respectively, of gross charges, net of $191 million non-credit portion reported in other comprehensive income (loss).

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In millions, except share and per share data)	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Treasury Stock, At Cost	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount
BALANCE AT JANUARY 1, 2008	—	$—	694	$7	$16,545	$4,439	$(1,371)	$203	$19,823
Cumulative effect of changes in accounting principles due to adoption of EITF 06-4, EITF 06-10 and FAS 158	—	—	—	—	—	(17)	—	—	(17)
Comprehensive income:
Net income	—	—	—	—	—	543	—	—	543
Net change in unrealized gains and losses on securities available for sale, net of tax and reclassification adjustment*	—	—	—	—	—	—	—	(130)	(130)
Net change in unrealized gains and losses on derivative instruments, net of tax and reclassification adjustment*	—	—	—	—	—	—	—	(27)	(27)
Net change from defined benefit pension plans, net of tax*	—	—	—	—	—	—	—	1	1

Comprehensive income									387
Cash dividends declared—$0.76 per share	—	—	—	—	—	(528)	—	—	(528)
Common stock transactions:
Stock transactions with employees under compensation plans, net	—	—	1	—	(2)	—	—	—	(2)
Stock options exercised and related activity, net	—	—	—	—	19	—	—	—	19
Amortization of unearned restricted stock	—	—	—	—	26	—	—	—	26

BALANCE AT JUNE 30, 2008	—	$—	695	$7	$16,588	$4,437	$(1,371)	$47	$19,708

BALANCE AT JANUARY 1, 2009	4	$3,307	691	$7	$16,815	$(1,869)	$(1,425)	$(22)	$16,813
Comprehensive income:
Net income (loss)	—	—	—	—	—	(111)	—	—	(111)
Net change in unrealized gains and losses on securities available for sale, net of tax and reclassification adjustment, excluding non-credit portion of other-than-temporary impairments*	—	—	—	—	—	—	—	170	170
Non-credit portion of other-than-temporary impairments recognized in other comprehensive income, net of tax*	—	—	—	—	—	—	—	(124)	(124)
Net change in unrealized gains and losses on derivative instruments, net of tax and reclassification adjustment*	—	—	—	—	—	—	—	(78)	(78)
Net change from defined benefit pension plans, net of tax*	—	—	—	—	—	—	—	18	18

Comprehensive income (loss)									(125)
Cash dividends declared—$0.11 per share	—	—	—	—	—	(82)	—	—	(82)
Preferred dividends	—	—	—	—	—	(89)	—	—	(89)
Preferred stock transactions:
Net proceeds from issuance of 287,500 shares of mandatorily convertible preferred stock	—	278	—	—	—	—	—	—	278
Discount accretion	—	18	—	—	—	(18)	—	—	—
Common stock transactions:
Net proceeds from issuance of 460 million shares of common stock	—	—	460	5	1,764	—	—	—	1,769
Issuance of 33 million shares of common stock issued in connection with early extinguishment of debt			33	—	135				135
Stock transactions with employees under compensation plans, net	—	—	4	—	—	—	12	—	12
Stock options exercised and related activity, net	—	—	—	—	9	—	—	—	9
Amortization of unearned restricted stock	—	—	—	—	17	—	—	—	17

BALANCE AT JUNE 30, 2009	4	$3,603	1,188	$12	$18,740	$(2,169)	$(1,413)	$(36)	$18,737

*	See disclosure of reclassification adjustment amount and tax effect, as applicable, in Note 3 to the consolidated financial statements.

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30
(In millions)	2009	2008
Operating activities:
Net income (loss)	$(111)	$543
Adjustments to reconcile net cash provided by operating activities:
Provision for loan losses	1,337	490
Depreciation and amortization of premises and equipment	140	136
Recapture of mortgage servicing rights	—	(25)
Provision for losses on other real estate, net	36	22
Net accretion of securities	(9)	(8)
Net amortization of loans and other assets	131	82
Net accretion of deposits and borrowings	(9)	(8)
Net securities gains	(161)	(92)
Net loss on sale of premises and equipment	—	2
(Gain) loss on early extinguishment of debt	(61)	66
Other-than-temporary impairments, net	72	1
Deferred income tax benefit	(302)	(23)
Excess tax benefits from share-based payments	—	(1)
Originations and purchases of loans held for sale	(6,010)	(3,151)
Proceeds from sales of loans held for sale	5,588	3,222
Gain on sale of loans, net	(67)	(27)
Loss from sale of mortgage servicing rights	—	15
Increase in trading account assets	(59)	(392)
Decrease (increase) in other interest-earning assets	68	(29)
(Increase) decrease in interest receivable	(43)	105
Decrease (increase) in other assets	766	(807)
Increase (decrease) in other liabilities	458	(69)
Other	(38)	23

Net cash from operating activities	1,726	75
Investing activities:
Proceeds from sale of securities available for sale	2,413	2,011
Proceeds from maturity of:
Securities available for sale	2,674	1,693
Securities held to maturity	4	4
Purchases of:
Securities available for sale	(5,741)	(4,112)
Securities held to maturity	—	(1)
Proceeds from sales of loans	—	316
Proceeds from sales of mortgage servicing rights	—	44
Net decrease (increase) in loans	168	(3,458)
Net purchases of premises and equipment	(143)	(253)
Net cash received from deposits assumed	279	—

Net cash from investing activities	(346)	(3,756)
Financing activities:
Net increase (decrease) in deposits	3,545	(4,867)
Net (decrease) increase in short-term borrowings	(8,630)	6,470
Proceeds from long-term borrowings	1,200	4,205
Payments on long-term borrowings	(1,923)	(2,208)
Net proceeds from issuance of mandatory convertible preferred stock	278	—
Net proceeds from issuance of common stock	1,769	—
Cash dividends on common stock	(82)	(528)
Cash dividends on preferred stock	(89)	—
Proceeds from exercise of stock options and related activity	9	19
Excess tax benefits from share-based payments	—	1

Net cash from financing activities	(3,923)	3,092

Decrease in cash and cash equivalents	(2,543)	(589)
Cash and cash equivalents at beginning of year	10,973	4,745

Cash and cash equivalents at end of period	$8,430	$4,156

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Three and Six Months Ended June 30, 2009 and 2008

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

NOTE 2—Earnings (Loss) per Common Share

The following table sets forth the computation of basic earnings (loss) per common share and diluted earnings (loss) per common share:

	Three Months Ended June 30		Six Months Ended June 30
(In millions, except per share amounts)	2009	2008	2009	2008
Numerator:
Net income (loss)	$(188)	$206	$(111)	$543
Preferred stock dividends	(56)	—	(107)	—

Net income (loss) available to common shareholders	$(244)	$206	$(218)	$543

Denominator:
Weighted-average common shares outstanding—basic	876	696	785	696
Common stock equivalents	—	—	—	—

Weighted-average common shares outstanding—diluted	876	696	785	696

Earnings (loss) per common share:
Basic	$(0.28)	$0.30	$(0.28)	$0.78
Diluted	(0.28)	0.30	(0.28)	0.78

The effect from the assumed exercise of 55.4 million stock options for both the quarter and six months ended June 30, 2009 and 54.2 million stock options for both the quarter and six months ended June 30, 2008, was not included in the above computations of diluted earnings per common share because such amounts would have had an antidilutive effect on earnings per common share. The effect from the assumed issuance of 71 million common shares upon conversion of mandatorily convertible preferred stock in May 2009 was not included in the above computations of diluted earnings per common share because such amounts would have had an antidilutive effect on earnings per common share (see Note 3 for further discussion).

NOTE 3—Stockholders’ Equity and Comprehensive Income

On November 14, 2008, Regions completed the sale of 3.5 million shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A, par value $1.00 and liquidation preference $1,000.00 per share (and $3.5 billion liquidation preference in the aggregate) to the U.S. Treasury as part of the Capital Purchase Program (“CPP”). Regions will pay the U.S. Treasury on a quarterly basis a 5% dividend, or $175 million annually, for each of the first five years of the investment, and 9% thereafter unless Regions redeems the shares. Regions performed a discounted cash flow analysis to value the preferred stock at the date of issuance. For purposes of this analysis, Regions assumed that the preferred stock would most likely be redeemed five years from the valuation date based on optimal financial budgeting considerations. Regions used the Bloomberg USD US Bank BBB index to derive the market yield curve as of the valuation date to discount future expected cash flows to the valuation date. The discount rate used to value the preferred stock was 7.46%, based on this yield curve at a 5-year maturity. Dividends were assumed to be accrued until redemption. While the discounting was required based on a 5-year redemption, Regions did not have a 5-year security or similarly termed security available. As a result, it was necessary to use a benchmark yield curve to calculate the 5-year value. To determine the appropriate yield curve that was applicable to Regions, the yield to maturity on the outstanding debt instrument with the longest dated maturity (Perpetual Preferred 8.875% June 15, 2078, Series issued by Regions Financing Trust III) was compared to the longest point on the USD US Bank BBB index as of November 14, 2008. Regions concluded that the yield to maturity as of the valuation date of the debt, which was 11.03%, was consistent with the indicative yield of the curve noted above. The longest available point on this curve was 10.55% at 30 years.

As part of its purchase of the preferred securities, the U.S. Treasury also received a warrant to purchase 48.3 million shares of Regions’ common stock at an exercise price of $10.88 per share, subject to anti-dilution and other adjustments. The warrant expires ten years from the issuance date. Regions used the Cox-Ross-Rubinstein Binomial Option Pricing Model (“CRR Model”) to value the warrant at the date of issuance. The CRR Model is a standard option pricing model which incorporates optimal early exercise in order to receive the benefit of future dividend payments. Based on the transferability of the warrant, the CRR Model approach that was applied assumes that the warrant holder will not sub-optimally exercise its warrant. The following assumptions were used in the CRR Model:

Stock price(a)	$9.67
Exercise price(b)	$10.88
Expected volatility(c)	45.22%
Risk-free rate(d)	4.25%
Dividend yield(e)	3.88%
Warrant term (in years)(b)	10

(a)	Closing stock price of Regions as of the valuation date (November 14, 2008).
(b)	Per the Warrant to Purchase Agreement, dated November 14, 2008.
(c)	Expected volatility based on Regions’ historical volatility, as of November 14, 2008, over a look-back period of 10 years, commensurate with the terms of the warrant.
(d)	The risk-free rate represents the yield on 10-year U.S. Treasury Strips as of November 14, 2008.
(e)

The dividend yield assumption was calculated based on a weighting of 30% on Management’s dividend yield expectations for the next 3 years and a weighting of 70% on Regions’ average dividend yield over the 10 years prior to the valuation date.

The fair value allocation of the $3.5 billion between the preferred shares and the warrant resulted in $3.304 billion allocated to the preferred shares and $196 million allocated to the warrant. Accrued dividends on the preferred shares reduced retained earnings by $22.8 million during 2008 and $87.5 million during the first six months of 2009. The unamortized discount on the preferred shares at December 31, 2008 was $192.6 million and $175.4 million at June 30, 2009. Discount accretion on the preferred shares reduced retained earnings by $18.0 million during the first six months of 2009. Both the preferred securities and the warrant will be accounted for as components of Regions’ regulatory Tier 1 Capital.

On May 20, 2009 the Company issued 287,500 shares of mandatory convertible preferred stock, Series B (“Series B shares”), generating net proceeds of approximately $278 million. Regions will pay annual dividends at a rate of 10% per share on the initial liquidation preference of $1,000 per share. Series B shares may be converted into common shares: 1) at December 15, 2010 (the “mandatory conversion date”); 2) prior to December 15, 2010 at the option of the holder; 3) upon occurrence of certain changes in ownership as defined in the offering documents; or 4) prior to December 15, 2010 at the option of the Company. At the mandatory conversion date, the Series B shares are subject to conversion into shares of Regions’ common stock with a per share conversion rate of not more than approximately 250 shares of common stock and not less than approximately 227 shares of common stock dependent upon the applicable market price, subject to anti-dilution adjustments. The Series B shares are not redeemable and rank senior to common stock and to each other class of capital stock established in the future, and on parity with the Series A preferred stock previously issued to the U.S. Treasury. If converted at June 30, 2009, approximately 71 million shares of Regions’ common stock would have been issued.

On May 20, 2009, the Company issued 460 million shares of common stock at $4 per share, generating proceeds of $1.8 billion, net of issuance costs.

In addition to the offerings mentioned above, the Company also exchanged approximately 33 million common shares for $202 million of outstanding 6.625% trust preferred securities issued by Regions Financing Trust II (“the Trust”). The trust preferred securities were exchanged for junior subordinated notes issued by the Company to the Trust. The Company recognized a pre-tax gain of approximately $61 million on the extinguishment of the junior subordinated notes. The increase in shareholders’ equity related to the debt for common share exchange was approximately $135 million, net of issuance costs.

At June 30, 2009, Regions had 23.1 million common shares available for repurchase through open market transactions under an existing share repurchase authorization. There were no treasury stock purchases through open market transactions during the first six months of 2009. The Company’s ability to repurchase its common stock is limited by the terms of the CPP mentioned above.

The Board of Directors declared a $0.01 cash dividend for the second quarter of 2009, compared to $0.10 for the fourth quarter of 2008 and $0.38 for the second quarter of 2008. Given the current operating environment, the quarterly cash dividend was reduced to further strengthen Regions’ capital position. Regions does not expect to increase its quarterly dividend above $0.01 for the foreseeable future.

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

The disclosure of the reclassification amount is as follows:

	Three Months Ended June 30, 2009
(In millions)	Before Tax	Tax Effect	Net of Tax
Net income (loss)	$(113)	$(75)	$(188)
Net unrealized holding gains and losses on securities available for sale arising during the period	297	(108)	189
Less: non-credit portion of other-than-temporary impairments recognized in other comprehensive income	191	(67)	124
Less: reclassification adjustments for net securities gains realized in net income (loss)	108	(37)	71

Net change in unrealized gains and losses on securities available for sale	(2)	(4)	(6)
Net unrealized holding gains and losses on derivatives arising during the period	34	(13)	21
Less: reclassification adjustments for net gains realized in net income (loss)	103	(39)	64

Net change in unrealized gains and losses on derivative instruments	(69)	26	(43)
Net actuarial gains and losses arising during the period	39	(13)	26
Less: amortization of actuarial loss and prior service credit realized in net income (loss)	11	(4)	7

Net change from defined benefit plans	28	(9)	19

Comprehensive income (loss)	$(156)	$(62)	$(218)

	Three Months Ended June 30, 2008
(In millions)	Before Tax	Tax Effect	Net of Tax
Net income	$273	$(67)	$206
Net unrealized holding gains and losses on securities available for sale arising during the period	(245)	91	(154)
Less: reclassification adjustments for net securities gains realized in net income	—	—	—

Net change in unrealized gains and losses on securities available for sale	(245)	91	(154)
Net unrealized holding gains and losses on derivatives arising during the period	(186)	71	(115)
Less: reclassification adjustments for net gains realized in net income	25	(9)	16

Net change in unrealized gains and losses on derivative instruments	(211)	80	(131)
Net actuarial gains and losses arising during the period	3	(1)	2
Less: amortization of actuarial loss and prior service credit realized in net income	1	—	1

Net change from defined benefit plans	2	(1)	1

Comprehensive income (loss)	$(181)	$103	$(78)

	Six Months Ended June 30, 2009
(In millions)	Before Tax	Tax Effect	Net of Tax
Net income (loss)	$279	$(390)	$(111)
Net unrealized holding gains and losses on securities available for sale arising during the period	431	(156)	275
Less: non-credit portion of other-than-temporary impairments recognized in other comprehensive income	191	(67)	124
Less: reclassification adjustments for net securities gains realized in net income (loss)	161	(56)	105

Net change in unrealized gains and losses on securities available for sale	79	(33)	46
Net unrealized holding gains and losses on derivatives arising during the period	73	(28)	45
Less: reclassification adjustments for net gains realized in net income (loss)	198	(75)	123

Net change in unrealized gains and losses on derivative instruments	(125)	47	(78)
Net actuarial gains and losses arising during the period	48	(16)	32
Less: amortization of actuarial loss and prior service credit realized in net income (loss)	22	(8)	14

Net change from defined benefit plans	26	(8)	18

Comprehensive income (loss)	$259	$(384)	$(125)

	Six Months Ended June 30, 2008
(In millions)	Before Tax	Tax Effect	Net of Tax
Net income	$768	$(225)	$543
Net unrealized holding gains and losses on securities available for sale arising during the period	(118)	48	(70)
Less: reclassification adjustments for net securities gains realized in net income	92	(32)	60

Net change in unrealized gains and losses on securities available for sale	(210)	80	(130)
Net unrealized holding gains and losses on derivatives arising during the period	(5)	3	(2)
Less: reclassification adjustments for net gains realized in net income	38	(13)	25

Net change in unrealized gains and losses on derivative instruments	(43)	16	(27)
Net actuarial gains and losses arising during the period	4	(2)	2
Less: amortization of actuarial loss and prior service credit realized in net income	2	(1)	1

Net change from defined benefit plans	2	(1)	1

Comprehensive income	$517	$(130)	$387

NOTE 4—Pension and Other Postretirement Benefits

Net periodic pension and other postretirement benefits cost included the following components as follows:

	For The Three Months Ended June 30
	Pension		Other Postretirement Benefits
(In millions)	2009	2008	2009	2008
Service cost	$1	$10	$—	$—
Interest cost	21	22	1	—
Expected return on plan assets	(22)	(29)	—	—
Amortization of prior service cost (credit)	1	1	(1)	—
Amortization of actuarial loss	11	—	—	—
Curtailment gains	—	(4)	—	—

	$12	$—	$—	$—

	For The Six Months Ended June 30
	Pension		Other Postretirement Benefits
(In millions)	2009	2008	2009	2008
Service cost	$2	$20	$—	$—
Interest cost	43	44	1	1
Expected return on plan assets	(44)	(59)	—	—
Amortization of prior service cost (credit)	1	2	(1)	—
Amortization of actuarial loss	22	—	—	—
Settlement charge	—	—	—	—
Curtailment gains	—	(4)	—	—

	$24	$3	$—	$1

The curtailment gains recognized during the second quarter of 2008 resulted from merger-related employment terminations.

Beginning in March 2009, participant accruals of service in the Regions Financial Corporation Retirement Plan were temporarily suspended resulting in a reduction in service cost. Matching contributions in the 401(k) plans were temporarily suspended beginning in the second quarter of 2009.

NOTE 5—Share-Based Payments

Regions has long-term incentive compensation plans that permit the granting of incentive awards in the form of stock options, restricted stock awards and units, and stock appreciation rights. The terms of all awards issued under these plans are determined by the Compensation Committee of the Board of Directors, but no options may be granted after the tenth anniversary of the plans’ adoption. Options and restricted stock usually vest based on employee service, generally within three years from the date of the grant. The contractual life of options granted under these plans ranges from seven to ten years from the date of grant. The number of remaining share equivalents authorized for future issuance under long-term compensation plans was approximately 6.4 million share equivalents at June 30, 2009.

In 2009, Regions made a stock option grant that vests based upon a service condition and a market condition in addition to awards that were similar to prior grants. The fair value of these stock options was estimated on the date of the grant using a Monte-Carlo simulation method. The simulation generates a defined number of stock price paths in order to develop a reasonable estimate of the range of future expected stock prices and minimize standard error. For all other grants that vest solely upon a service condition, the fair value of stock options is estimated at the date of the grant using a Black-Scholes option pricing model and related assumptions.

The following table summarizes the weighted-average assumptions used and the estimated fair values related to stock options granted during the six months ended June 30:

	June 30
	2009		2008
Expected dividend yield	1.85%		6.94%
Expected volatility	67.15%		26.40%
Risk-free interest rate	2.80%		2.90%
Expected option life	6.8	yrs.	5.8	yrs.
Fair value	$1.78		$2.47

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

The following table details the activity during the first six months of 2009 and 2008 related to stock options:

	For the Six Months Ended June 30
	2009		2008
	Number of Options	Wtd. Avg. Exercise Price	Number of Options	Wtd. Avg. Exercise Price
Outstanding at beginning of period	52,955,298	$28.22	48,044,207	$29.71
Granted	4,063,209	3.29	9,672,751	21.87
Exercised	—	—	(90,801)	17.94
Forfeited or cancelled	(1,594,451)	30.37	(3,025,808)	29.77

Outstanding at end of period	55,424,056	$26.31	54,600,349	$28.34

Exercisable at end of period	44,376,343	$28.79	42,363,726	$29.34

In 2009, Regions granted 2.9 million restricted shares that vest based upon a service condition and a market condition in addition to awards that were similar to prior grants. The fair value of these restricted shares was estimated on the date of the grant using a Monte-Carlo simulation method. The assumptions related to this grant included expected volatility of 84.81%, expected dividend yield of 1.00%, and an expected term of 4.0 years based on the vesting term of the market condition. The risk-free rate is consistent with the assumption used to value stock options. For all other grants that vest solely upon a service condition, the fair value of the awards is estimated based upon the fair value of the underlying shares on the date of the grant.

The following table details the activity during the first six months of 2009 and 2008 related to restricted share awards and units:

	For the Six Months Ended June 30
	2009		2008
	Shares	Wtd. Avg. Grant Date Fair Value	Shares	Wtd. Avg. Grant Date Fair Value
Non-vested at beginning of period	4,123,911	$27.67	3,651,054	$32.60
Granted	3,100,415	2.87	1,543,144	22.00
Vested	(288,406)	33.44	(397,971)	33.17
Forfeited	(155,303)	26.64	(242,468)	32.16

Non-vested at end of period	6,780,617	$16.11	4,553,759	$28.98

NOTE 6—Securities

The amortized cost, gross unrealized gains and losses, and estimated fair value of securities available for sale and securities held to maturity are as follows:

June 30, 2009	Cost	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Fair Value
			Non-credit OTTI	Other
	(In millions)
Securities available for sale:
U.S. Treasury securities	$46	$5	$—	$—	$51
Federal agency securities	42	2	—	—	44
Obligations of states and political subdivisions	509	7	—	(2)	514
Mortgage-backed securities
Residential	16,845	395	(191)	(95)	16,954
Commercial	897	1	—	(55)	843
Other debt securities	23	—	—	(3)	20
Equity securities	1,253	2	—	—	1,255

	$19,615	$412	$(191)	$(155)	$19,681

Securities held to maturity:
U.S. Treasury securities	$13	$2	$—	$—	$15
Federal agency securities	8	—	—	—	8
Mortgage-backed securities	20	—	—	(1)	19
Other debt securities	2	—	—	—	2

	$43	$2	$—	$(1)	$44

December 31, 2008	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
		(In millions)
Securities available for sale:
U.S. Treasury securities	$802	$84	$—	$886
Federal agency securities	1,521	175	—	1,696
Obligations of states and political subdivisions	755	9	(8)	756
Mortgage-backed securities	14,585	283	(539)	14,329
Other debt securities	21	—	(2)	19
Equity securities	1,178	1	(15)	1,164

	$18,862	$552	$(564)	$18,850

Securities held to maturity:
U.S. Treasury securities	$14	$1	$—	$15
Federal agency securities	10	—	(1)	9
Obligations of states and political subdivisions	1	—	—	1
Mortgage-backed securities	20	—	—	20
Other debt securities	2	—	—	2

	$47	$1	$(1)	$47

Regions evaluates securities in a loss position for other-than-temporary impairment, considering such factors as the length of time and the extent to which the market value has been below cost, the credit standing of the issuer, and Regions’ ability and intent to hold the security until its market value recovers. Activity related to the credit loss component of other-than-temporary impairment is recognized in earnings. For debt securities the portion of other-than-temporary impairment related to all other factors is recognized in other comprehensive income. For the three months ended June 30, 2009, activity related to credit losses for only debt securities where a portion of the other-than-temporary impairment was recognized in other comprehensive income is as follows:

(In millions)	Total
Balance, April 1, 2009	$—
Additions for the credit loss component of other-than-temporary impairments of debt securities recognized in earnings where a portion of the impairment was charged to other comprehensive income	45

Balance, June 30, 2009	$45

Note: In addition to the amount shown above, there was a $9 million other-than-temporary impairment related to equity securities. There was also a $15 million impairment related to a single municipal issuer which was charged entirely to earnings. Accordingly, total other-than-temporary impairments charged to earnings was $69 million, representing $60 million related to the credit loss component for impaired debt securities and $9 million related to equity securities.

As of June 30, 2009, non-agency residential mortgage backed securities with other-than-temporary impairment consisted of 29 securities in which credit-related losses totaled approximately $45 million. Gross other-than-temporary impairments related to these securities totaled $236 million with the remaining non-credit portion of $191 million recognized in other comprehensive income. The Company estimated the amount of losses attributable to credit using a third-party discounted cash flow model that compiles relevant details on collateral performance on a security-by-security basis. Assumptions including delinquencies, default rates, credit subordination support, prepayment rates, and loss severity based on the underlying collateral characteristics and year of origination are considered to estimate the collateral cash flows. Assumptions used can vary widely from loan to loan, and are influenced by such factors as interest rates, geography, borrower specific data and underlying collateral. Expected cash flows are then calculated using an observable discount rate that management believes a market participant would consider in determining the fair value. Based on the results of the cash flow model, the Company determines the amount of loss related to credit and the remaining unrealized loss for which recovery is expected. Significant weighted-average assumptions specific to non-agency residential mortgage backed securities as of June 30, 2009 include 21.2% collateral default rate, 9.6% credit subordination support and 11.3% delinquency rate.

An additional other-than-temporary impairment related to debt securities recognized during the second quarter related to a single municipal issuer. Due to the credit quality, the Company previously relied on third party credit support as the primary source of repayment. However, during the second quarter of 2009 there were significant developments related to the credit quality of the third party insurer, including restructuring of all of its insurance contracts as directed by the insurer’s primary regulator. The Company estimated future cash flows based on several possible scenarios and, as a result, recorded an other-than-temporary impairment of approximately $15 million related to this security. The entire amount of loss was determined to be related to credit deterioration.

In addition to the other-than-temporary impairments recognized during the second quarter of 2009 related to debt securities, the Company recognized a write-down of $9 million representing other-than-temporary impairments of equity securities classified as available for sale. The Company recognizes impairment of available for sale equity securities when the current market value is below the highest traded price within the past six months. The cost basis of the securities is adjusted to current fair value with the entire offset recorded in the statement of operations.

The following tables present unrealized loss and estimated fair value of securities available for sale at June 30, 2009 and December 31, 2008. The tables include debt securities where a portion of other-than-temporary impairments have been recognized in other comprehensive income (loss). These securities are segregated between investments that have been in a continuous unrealized loss position for less than twelve months and twelve months or more. The tables include 678 securities and 1,065 securities at June 30, 2009 and December 31, 2008, respectively.

	Less Than Twelve Months		Twelve Months or More		Total
June 30, 2009	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In millions)
Federal agency securities	$3	$—	$1	$—	$4	$—
Obligations of states and political subdivisions	43	—	103	(2)	146	(2)
Mortgage-backed securities
Residential	3,659	(54)	786	(232)	4,445	(286)
Commercial	112	(5)	711	(50)	823	(55)
All other securities	—	—	8	(3)	8	(3)

	$3,817	$(59)	$1,609	$(287)	$5,426	$(346)

	Less Than Twelve Months		Twelve Months or More		Total
December 31, 2008	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In millions)
Federal agency securities	$3	$—	$1	$—	$4	$—
Mortgage-backed securities	1,830	(422)	660	(117)	2,490	(539)
All other securities	204	(21)	138	(4)	342	(25)

	$2,037	$(443)	$799	$(121)	$2,836	$(564)

As discussed above, during the second quarter and first six months of 2009, Regions recognized net other-than-temporary impairments of $69 million and $72, million, respectively, related primarily to non-agency residential mortgage-backed securities, equity securities and a single municipal issuer. For all other securities included in the tables above, management does not believe any individual unrealized loss represented an other-than-temporary impairment as of those dates. The unrealized losses related primarily to the impact of lower interest rates and widening of credit and liquidity spreads related to U.S. Treasury securities, Federal agency securities and mortgage-backed securities.

The gross unrealized loss on debt securities held to maturity was $1 million at June 30, 2009 and December 31, 2008, with all loss positions in a continuous loss position of less than twelve months.

The cost and estimated fair value of securities available for sale and securities held to maturity at June 30, 2009, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In millions)	Cost	Estimated Fair Value
Securities available for sale:
Due in one year or less	$23	$23
Due after one year through five years	250	258
Due after five years through ten years	231	235
Due after ten years	116	113
Mortgage-backed securities
Residential	16,845	16,954
Commercial	897	843
Equity securities	1,253	1,255

	$19,615	$19,681

Securities held to maturity:
Due in one year or less	$7	$7
Due after one year through five years	11	13
Due after five years through ten years	5	5
Due after ten years	—	—
Mortgage-backed securities	20	19

	$43	$44

Proceeds from sales of securities available for sale in the first six months of 2009 were $2.4 billion, with gross realized gains and losses of $161 million and $0 million, respectively. The cost of securities sold is based on the specific identification method.

Equity securities included $426 million and $475 million of amortized cost related to Federal Reserve Bank stock and Federal Home Loan Bank (“FHLB”) stock as of June 30, 2009, respectively, whose estimated fair value approximates its carrying amount.

Securities with carrying values of $13.5 billion at June 30, 2009, were pledged to secure public funds, trust deposits and certain borrowing arrangements.

Trading account net gains (losses) totaled $29 million and $23 million for the three and six months ended June 30, 2009, respectively (including $12 million of net unrealized losses as of June 30, 2009). Trading account net gains totaled $2 million for the three months ended June 30, 2008, and net losses totaled $2 million for the six months ended June 30, 2008 (including $27 million of net unrealized losses as of June 30, 2008).

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

The following tables present financial information for each reportable segment for the period indicated.

(In millions)	General Banking/ Treasury	Investment Banking/ Brokerage/ Trust	Insurance	Merger Charges	Total Company
Three months ended June 30, 2009
Net interest income	$816	$14	$1	$—	$831
Provision for loan losses	912	—	—	—	912
Non-interest income	854	318	27	—	1,199
Non-interest expense	926	285	20	—	1,231
Income tax expense	55	17	3	—	75

Net income (loss)	$(223)	$30	$5	$—	$(188)

Average assets	$140,783	$4,817	$487	$—	$146,087

(In millions)	General Banking/ Treasury	Investment Banking/ Brokerage/ Trust	Insurance	Merger Charges	Total Company
Three months ended June 30, 2008
Net interest income	$956	$22	$1	$—	$979
Provision for loan losses	309	—	—	—	309
Non-interest income	409	307	28	—	744
Non-interest expense	750	268	23	100	1,141
Income tax expense (benefit)	80	23	2	(38)	67

Net income (loss)	$226	$38	$4	$(62)	$206

Average assets	$138,610	$3,639	$312	$—	$142,561

(In millions)	General Banking/ Treasury	Investment Banking/ Brokerage/ Trust	Insurance	Merger Charges	Total Company
Six months ended June 30, 2009
Net interest income	$1,608	$30	$2	$—	$1,640
Provision for loan losses	1,337	—	—	—	1,337
Non-interest income	1,639	571	55	—	2,265
Non-interest expense	1,714	533	42	—	2,289
Income tax expense	360	25	5	—	390

Net income (loss)	$(164)	$43	$10	$—	$(111)

Average assets	$140,162	$4,186	$484	$—	$144,832

(In millions)	General Banking/ Treasury	Investment Banking/ Brokerage/ Trust	Insurance	Merger Charges	Total Company
Six months ended June 30, 2008
Net interest income	$1,954	$41	$2	$—	$1,997
Provision for loan losses	490	—	—	—	490
Non-interest income	980	613	59	—	1,652
Non-interest expense	1,625	544	46	176	2,391
Income tax expense (benefit)	246	41	5	(67)	225

Net income (loss)	$573	$69	$10	$(109)	$543

Average assets	$138,240	$3,658	$320	$—	$142,218

NOTE 8—Goodwill

Goodwill allocated to each reportable segment as of June 30, 2009, December, 31, 2008, and June 30, 2008 is presented as follows:

(In millions)	June 30 2009	December 31 2008	June 30 2008
General Banking/Treasury	$4,691	$4,691	$10,669
Investment Banking/Brokerage/Trust	745	740	732
Insurance	120	117	114

Balance at end of period	$5,556	$5,548	$11,515

The Company’s goodwill is tested for impairment on an annual basis, or more often if events or circumstances indicate that there may be impairment. Adverse changes in the economic environment, declining operations, or other factors could result in a decline in the implied fair value of goodwill. A goodwill impairment test includes two steps. Step One, used to identify potential impairment, compares the estimated fair value of a reporting unit with its carrying amount, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not to be impaired. If the carrying amount of a reporting unit exceeds its estimated fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. Step Two of the goodwill impairment test compares the implied estimated fair value of reporting unit goodwill with the carrying amount of that goodwill. In order to determine the implied estimated fair value, a full purchase price allocation is required to be performed in the same manner as if a business combination had occurred as outlined in Financial Accounting Standards Board Statement No. 141(R), Business Combinations (“FAS 141(R)”). If the carrying amount of goodwill for that reporting unit exceeds the implied fair value of that unit’s goodwill, an impairment loss is recognized in an amount equal to that excess.

During the second quarter of 2009, Regions assessed the indicators of goodwill impairment as of June 15, 2009, and through the date of the filing of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009. The indicators we assessed included:

•	Recent operating performance,

•	Changes in market capitalization,

•	Regulatory actions and assessments,

•	Changes in the business climate (including legal factors and competition),

•	Company specific factors (including changes in key personnel, asset impairments, and business dispositions), and

•	Trends in the banking industry.

Based on the assessment of the indicators above, quantitative testing of goodwill was performed for the June 30, 2009 interim period.

For purposes of performing Step One of the goodwill impairment test, Regions uses both the income and market approaches to value its reporting units. The income approach consists of discounting projected long-term future cash flows, which are derived from internal forecasts and economic expectations for the respective reporting units. The projected future cash flows are discounted using cost of capital metrics for Regions’ peer group or a build-up approach (such as the capital asset pricing model) applicable to each reporting unit. The significant inputs to the income approach include expected future cash flows, which are primarily driven by the long-term target tangible equity to tangible assets ratio, and the discount rate, which is determined in the build-up approach using the risk-free rate of return, adjusted equity beta, equity risk premium, and a company-specific risk factor. The company-specific risk factor is used to address the uncertainty of growth estimates and earnings projections of management.

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

Regions uses the output from these approaches to determine the estimated fair value of each reporting unit. Below is a table of assumptions used in estimating the fair value of each reporting unit at June 30, 2009, and December 31, 2008, respectively. The table includes the discount rate used in the income approach, the market multiplier used in the market approaches, and the public company method control premium applied to all reporting units.

As of June 30, 2009	General Banking/ Treasury	Investment Banking/ Brokerage/ Trust	Insurance
Discount rate used in income approach	20%	14%	10%
Public company method market multiplier(a)	0.55x	1.6x	6.4x
Public company method control premium	30%	30%	30%
Transaction method market multiplier(b)	0.65x	2.2x	n/a

(a)

For the General Bank/Treasury and Investment Banking/Brokerage/Trust reporting units, these multipliers are applied to tangible book value. For the Insurance reporting unit, this multiplier is applied to the last twelve months of earnings before interest, taxes and depreciation, respectively.

(b)	For the General Bank/Treasury and Investment Banking/Brokerage/Trust reporting units, these multipliers are applied to tangible book value.

As of December 31, 2008	General Banking/ Treasury	Investment Banking/ Brokerage/ Trust	Insurance
Discount rate used in income approach	21%	11%	9%
Public company method market multiplier(a)	0.6x	n/a	8.7x
Public company method control premium	30%	30%	30%
Transaction method market multiplier(b)	0.8x	3.32x	n/a

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

The Step One analysis performed during the second quarter of 2009 indicated that the carrying value (including goodwill) of the General Banking/Treasury reporting unit exceeded its estimated fair value. Therefore, Step Two was performed as discussed below. The Investment Banking/Brokerage/Trust and Insurance reporting units’ Step One impairment tests indicated that the fair values of those reporting units were greater than the carrying values (including goodwill) as of June 30, 2009; therefore, Step Two was not performed by the Company for these units.

For purposes of performing Step Two of the goodwill impairment test, Regions compared the implied estimated fair value of the General Banking/Treasury reporting unit goodwill with the carrying amount of that goodwill. In order to determine the implied estimated fair value, a full purchase price allocation was performed in the same manner as if a business combination had occurred as outlined in FAS No. 141(R). As part of the Step Two analysis, Regions estimated the fair value of all of the assets and liabilities of the reporting unit, including unrecognized assets and liabilities. The fair values of certain material financial assets and liabilities and the valuation methodologies of such pricings are discussed in Note 10, Fair Value Measurements. Based on the results of the Step Two analysis performed, Regions concluded the General Banking/Treasury reporting unit’s goodwill was not impaired as of June 30, 2009.

NOTE 9—Loan Servicing

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

The fair value of mortgage servicing rights is calculated using various assumptions including future cash flows, market discount rates, expected prepayment rates, servicing costs and other factors. A significant change in prepayments of mortgages in the servicing portfolio could result in significant changes in the valuation adjustments, thus creating potential volatility in the carrying amount of mortgage servicing rights. Regions uses various derivative instruments to mitigate the income statement effect of changes in the fair value of its mortgage servicing rights. During the three months ended June 30, 2009 and the first six months of 2009, Regions recognized a net $1.8 million loss and a net $2.8 million loss, respectively, associated with changes in mortgage servicing rights and the aforementioned derivatives, which is included in mortgage income.

The tables below present analyses of mortgage servicing rights:

(In millions)	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Carrying value, beginning of period	$161	$161
Additions	33	52
Increase (decrease) in fair value:
Due to change in valuation inputs or assumptions	18	9
Other changes(1)	(10)	(20)

Carrying value, end of period	$202	$202

(1)	Represents economic amortization associated with borrower repayments.

Data and assumptions used in the fair value calculation related to residential mortgage servicing rights (excluding related derivative instruments) as of June 30, 2009 are as follows (dollars in millions):

Unpaid principal balance	$22,984
Weighted-average prepayment speed (CPR)	27.29
Estimated impact on fair value of a 10% increase	$(9)
Estimated impact on fair value of a 20% increase	$(18)
Weighted-average discount rate	10.60%
Estimated impact on fair value of a 10% increase	$(5)
Estimated impact on fair value of a 20% increase	$(10)
Weighted-average coupon interest rate	5.91%
Weighted-average remaining maturity (months)	282
Weighted-average servicing fee (basis points)	28.8

The sensitivity calculations above are hypothetical and should not be considered to be predictive of future performance. Changes in fair value based on adverse changes in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, the effect of an adverse variation in a particular assumption on the fair value of the mortgage servicing rights is calculated without changing any other assumption; while in reality, changes in one factor may result in changes in another which may either magnify or counteract the effect of the change.

The derivative instruments utilized by Regions would serve to reduce the estimated impacts to fair value included in the table above.

NOTE 10—Derivative Financial Instruments and Hedging Activities

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

The following table presents the fair value of derivative instruments on a gross basis as of June 30, 2009:

	Asset Derivatives		Liability Derivatives
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under FAS 133:
Interest rate swaps	Other assets	$474	Other liabilities	$—
Interest rate options	Other assets	70	Other liabilities	—
Eurodollar futures(1)	Other assets	—	Other liabilities	—

Total derivatives designated as hedging instruments under FAS 133		$544		$—

Derivatives not designated as hedging instruments under FAS 133 :
Interest rate swaps	Other assets	$1,696	Other liabilities	$1,605
Interest rate options	Other assets	37	Other liabilities	30
Interest rate futures and forward commitments	Other assets	19	Other liabilities	1
Other contracts	Other assets	7	Other liabilities	7

Total derivatives not designated as hedging instruments under FAS 133		$1,759		$1,643

Total derivatives		$2,303		$1,643

(1)	Changes in fair value are cash-settled daily.

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

The following table presents the effect of derivative instruments on the income statement for the three months ended June 30, 2009:

Derivatives in FAS 133 Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives	Hedged Items in FAS 133 Fair Value Hedge Relationships	Location of Gain (Loss) Recognized in Income on Related Hedged Item	Amount of Gain (Loss) Recognized in Income on Related Hedged Item
(In millions)
Interest rate swaps	Other non-interest expense	$(59)	Debt	Other non-interest expense	$59
Interest rate swaps	Interest expense	39	Debt	Interest expense	1

Total		$(20)			$60

Derivatives in FAS 133 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion) (1)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) (2)	Location of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)(2)
(In millions)
Interest rate swaps	$(25)	Interest income on loans	$65	Interest income on loans	$1
Interest rate options	(14)	Interest income on loans	34	Interest income on loans	(5)
Eurodollar futures	(2)	Interest income on loans	9		—

Total	$(41)		$108		$(4)

(1)	After-tax
(2)	Pre-tax

The following table presents the effect of derivative instruments on the income statement for the six months ended June 30, 2009:

Derivatives in FAS 133 Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives	Hedged Items in FAS 133 Fair Value Hedge Relationships	Location of Gain (Loss) Recognized in Income on Related Hedged Item	Amount of Gain (Loss) Recognized in Income on Related Hedged Item
(In millions)
Interest rate swaps	Other non-interest expense	$(64)	Debt	Other non-interest expense	$64
Interest rate swaps	Interest expense	73	Debt	Interest expense	2

Total		$9			$66

Derivatives in FAS 133 Cash Flow Hedging Relationships	Amount of Gain(Loss) Recognized in OCI on Derivatives (Effective Portion)(1)	Location of Gain(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)(2)	Location of Gain(Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain(Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)(2)
(In millions)
Interest rate swaps	$(42)	Interest income on loans	$129	Interest income on loans	$1
Interest rate options	(23)	Interest income on loans	67	Interest income on loans	(9)
Eurodollar futures	(5)	Interest income on loans	11		—

Total	$(70)		$207		$(8)

(1)	After-tax
(2)	Pre-tax

FAIR VALUE HEDGES

Fair value hedge relationships mitigate exposure to the change in fair value of an asset, liability or firm commitment. Under the fair value hedging model, gains or losses attributable to the change in fair value of the derivative instrument, as well as the gains and losses attributable to the change in fair value of the hedged item, are recognized in earnings in the period in which the change in fair value occurs. The corresponding adjustment to the hedged asset or liability is included in the basis of the hedged item, while the corresponding change in the fair value of the derivative instrument is recorded as an adjustment to other assets or other liabilities, as applicable. Hedge ineffectiveness exists to the extent the changes in fair value of the derivative do not offset the changes in fair value of the hedged item as other non-interest expense.

Regions enters into interest rate swap agreements to manage interest rate exposure on the Company’s fixed-rate borrowings. These agreements involve the receipt of fixed-rate amounts in exchange for floating-rate interest payments over the life of the agreements. As of June 30, 2009, the total notional amount of the Company’s interest rate swaps designated in fair value hedges was $5.6 billion.

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

Regions enters into interest rate swap agreements to manage overall cash flow changes related to interest rate risk exposure on prime-based loans. The agreements effectively modify the Company’s exposure to interest rate risk by utilizing receive fixed/pay prime interest rate swaps. As of June 30, 2009, the total notional amount of the Company’s interest rate swaps designated in cash flow hedges on prime loans was $2.6 billion.

Regions enters into interest rate swap agreements to manage overall cash flow changes related to interest rate risk exposure on LIBOR-based loans. The agreements effectively modify the Company’s exposure to interest rate risk by utilizing receive fixed/pay LIBOR interest rate swaps. As of June 30, 2009, the total notional amount of the Company’s interest rate swaps hedging cash flows on LIBOR loans was $4.3 billion.

Regions issues long-term fixed-rate debt for various funding needs. Regions enters into receive LIBOR/pay-fixed forward starting swaps to hedge risks of changes in the projected quarterly interest payments attributable to changes in the benchmark interest rate (LIBOR) during the time leading up to the probable issuance date of the new long term fixed-rate debt. As of June 30, 2009, the total notional amount of the Company’s forward-starting swaps was $1.0 billion.

Regions enters into interest rate option contracts to protect cash flows through the maturity date of the hedging instrument on the designated one-month LIBOR floating-rate loans from adverse extreme market interest rate changes. As of June 30, 2009, the total notional amount of the Company’s interest rate options was $3.5 billion.

Regions purchases Eurodollar futures to hedge the variability in future cash flows based on forecasted resets of one-month LIBOR-based floating rate loans due to changes in the benchmark interest rate. As of June 30, 2009, the total notional amount of the Company’s Eurodollar futures was $0.

Regions realized an after-tax benefit of $17.4 million in accumulated other comprehensive income at June 30, 2009, related to terminated cash flow hedges of loan and debt instruments which will be amortized into earnings in conjunction with the recognition of interest payments through 2012. Regions recognized pre-tax income of $20.4 million during the first six months of 2009 related to this amortization.

Regions expects to reclassify out of other comprehensive income and into earnings approximately $223.8 million in pre-tax income due to the receipt of interest payments on all cash flow hedges within the next twelve months. Of this amount, $22.7 million relates to the amortization of discontinued cash flow hedges. The maximum length of time over which Regions is hedging its exposure to the variability in future cash flows for forecasted transactions is approximately 2 years as of June 30, 2009.

TRADING DERIVATIVES

Derivative contracts that do not qualify for hedge accounting are classified as trading with gains and losses related to the change in fair value recognized in earnings during the period.

The Company maintains a derivatives trading portfolio of interest rate swaps, option contracts, and futures and forward commitments used to meet the needs of its customers. The portfolio is used to generate trading profit and to help clients manage market risk. The Company is subject to the credit risk that a counterparty will fail to perform. The Company is also subject to market risk which is monitored by the asset/liability management function and evaluated by the Company. Separate derivative contracts are entered into to reduce overall market exposure to pre-defined limits. The contracts in this portfolio do not qualify for hedge accounting and are marked-to-market through earnings and included in other assets and other liabilities. As of June 30, 2009, the total notional amount of the Company’s derivatives trading portfolio was $65.4 billion.

In the normal course of business, Morgan Keegan enters into underwriting and forward and future commitments on U.S. Government and municipal securities. As of June 30, 2009, the contractual amounts of forward and future commitments was approximately $27.9 million. The brokerage subsidiary typically settles its position by entering into equal but opposite contracts and, as such, the contract amounts do not necessarily represent future cash requirements. Settlement of the transactions relating to such commitments is not expected to have a material effect on the subsidiary’s financial position. Transactions involving future settlement give rise to market risk, which represents the potential loss that can be caused by a change in the market value of a particular financial instrument. The exposure to market risk is determined by a number of factors, including size, composition and diversification of positions held, the absolute and relative levels of interest rates, and market volatility.

Regions enters into interest rate lock commitments, which are commitments to originate mortgage loans whereby the interest rate on the loan is determined prior to funding and the customers have locked into that interest rate. Fair value is based on fees currently charged to enter into similar agreements and, for fixed-rate commitments, considers the difference between current levels of interest rates and the committed rates. At June 30, 2009, Regions had $653.1 million in notional amounts of rate lock commitments. Regions manages market risk on interest rate lock commitments and mortgage loans held for sale with corresponding forward sale commitments, which are recorded at fair value with changes in fair value recorded in mortgage income. At June 30, 2009, Regions had $2.0 billion in notional amounts related to these forward rate commitments.

On January 1, 2009, Regions made an election allowed by FAS 156 and began accounting for mortgage servicing rights at fair market value with any changes to fair value being recorded within mortgage income. Concurrent with the election to use the fair value measurement method, Regions began using various derivative instruments, primarily in the form of forward rate commitments, to mitigate the income statement effect of changes in the fair value of its mortgage servicing rights. As of June 30, 2009, the total notional amount related to these forward rate commitments was $1.7 billion.

The following table presents information for derivatives not designated as hedging instruments under FAS 133 in the statement of operations for the three months ended June 30, 2009:

Derivatives Not Designated as Hedging Instruments under FAS 133	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		(In millions)
Interest rate swaps	Brokerage income	$(10)
Interest rate options	Brokerage income	(5)
Interest rate options	Mortgage income	(16)
Interest rate futures and forward commitments	Brokerage income	8
Interest rate futures and forward commitments	Mortgage income	23
Other contracts	Brokerage income	1

		$ 1

The following table presents information for derivatives not designated as hedging instruments under FAS 133 in the statement of operations for the six months ended June 30, 2009:

Derivatives Not Designated as Hedging Instruments under FAS 133	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		(In millions)
Interest rate swaps	Brokerage income	$32
Interest rate options	Brokerage income	(42)
Interest rate options	Mortgage income	(4)
Interest rate futures and forward commitments	Brokerage income	7
Interest rate futures and forward commitments	Mortgage income	28
Other contracts	Brokerage income	1

		$22

Credit risk, defined as all positive exposures not collateralized with cash or other assets, at June 30, 2009, totaled approximately $1.1 billion. This amount represents the net credit risk on all trading and other derivative positions held by Regions.

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

Regions’ maximum potential amount of future payments under these contracts is approximately $60.7 million. This scenario would only occur if variable interest rates were at zero percent and all counterparties defaulted with zero recovery. The fair value of sold protection at June 30, 2009, was immaterial. In transactions where Regions has sold credit protection, recourse to collateral associated with the original swap transaction is available to offset some or all of Regions’ obligation.

CONTINGENT FEATURES

Certain Regions’ derivative instruments contain provisions that require Regions’ debt to maintain an investment grade credit rating from each of the major credit rating agencies. If Regions’ debt were to fall below investment grade, it would be in violation of these provisions, and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position on June 30, 2009, was $332.2 million, for which Regions had posted collateral of $308.7 million in the normal course of business. If the credit-risk-related contingent features underlying these agreements were triggered on June 30, 2009, Regions would be required to post an additional $23.5 million of collateral to its counterparties.

NOTE 11 – Fair Value Measurements

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

The following tables present financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2009 and 2008, respectively:

June 30, 2009	Level 1	Level 2	Level 3	Fair Value
	(In millions)
Trading account assets, net	$229	$429	$133	$791
Securities available for sale	376	19,232	73	19,681
Mortgage loans held for sale	—	1,373	—	1,373
Mortgage servicing rights	—	—	202	202
Derivatives, net(1)	—	783	7	790

(1)

Derivatives include approximately $1.1 billion related to legally enforceable master netting agreements that allow the Company to settle positive and negative positions. Derivative assets and liabilities are also presented excluding cash collateral received of $116 million and cash collateral posted of $309 million with counterparties.

June 30, 2008	Level 1	Level 2	Level 3	Fair Value
		(In millions)
Trading account assets, net	$(116)	$495	$370	$749
Securities available for sale	3,089	14,531	105	17,725
Mortgage loans held for sale	—	622	—	622
Derivatives, net(1)	—	424	12	436

(1)

Derivatives include approximately $1.0 billion related to legally enforceable master netting agreements that allow the Company to settle positive and negative positions. Derivative assets and liabilities are also presented excluding cash collateral received of $136 million and cash collateral posted of $61 million with counterparties.

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

The following tables illustrate a rollforward for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2009 and 2008, respectively. The tables do not reflect the change in fair value attributable to any related economic hedges the Company used to mitigate the interest rate risk associated with these assets.

	Fair Value Measurements Using Significant Unobservable Inputs Three Months Ended June 30, 2009 (Level 3 measurements only)
(In millions)	Trading Account Assets, net(1)	Securities Available for Sale	Mortgage Servicing Rights	Net Derivatives
Beginning balance, April 1, 2009	$333	$89	$161	$30
Total gains (losses) realized and unrealized:
Included in earnings(1)	66	(15)	8	—
Included in other comprehensive income	—	4	—	—
Purchases and issuances	(28,949)	—	33	—
Settlements	28,586	(5)	—	(23)
Transfers in and/or out of Level 3, net	97	—	—	—

Ending balance, June 30, 2009	$133	$73	$202	$7

(1)	Brokerage income from trading account assets, net, primarily represents gains/(losses) on disposition, which inherently includes commissions on security transactions during the period.

	Fair Value Measurements Using Significant Unobservable Inputs Three Months Ended June 30, 2008 (Level 3 measurements only)
(In millions)	Trading Account Assets, net(1)	Securities Available for Sale	Net Derivatives
Beginning balance, April 1, 2008	$158	$111	$18
Total gains (losses) realized and unrealized:
Included in earnings(1)	1	—	—
Included in other comprehensive income	—	(1)	—
Purchases and issuances	2,801	—	—
Settlements	(2,593)	(5)	(6)
Transfers in and/or out of Level 3, net	3	—	—

Ending balance, June 30, 2008	$370	$105	$12

(1)	Brokerage income from trading account assets, net, primarily represents gains/(losses) on disposition, which inherently includes commissions on security transactions during the period.

	Fair Value Measurements Using Significant Unobservable Inputs Six Months Ended June 30, 2009 (Level 3 measurements only)
(In millions)	Trading Account Assets, net(1)	Securities Available for Sale	Mortgage Servicing Rights	Net Derivatives
Beginning balance, January 1, 2009	$275	$95	$161	$55
Total gains (losses) realized and unrealized:
Included in earnings(1)	136	(15)	(11)	3
Included in other comprehensive income	—	4	—	—
Purchases and issuances	(59,764)	—	52	—
Settlements	59,306	(11)	—	(51)
Transfers in and/or out of Level 3, net	180	—	—	—

Ending balance, June 30, 2009	$133	$73	$202	$7

(1)	Brokerage income from trading account assets, net, primarily represents gains/(losses) on disposition, which inherently includes commissions on security transactions during the period.

	Fair Value Measurements Using Significant Unobservable Inputs Six Months Ended June 30, 2008 (Level 3 measurements only)
(In millions)	Trading Account Assets, net(1)	Securities Available for Sale	Net Derivatives
Beginning balance, January 1, 2008	$109	$73	$8
Total gains (losses) realized and unrealized:
Included in earnings(1)	(3)	—	17
Included in other comprehensive income	—	(9)	—
Purchases and issuances	4,209	49	1
Settlements	(3,948)	(8)	(14)
Transfers in and/or out of Level 3, net	3	—	—

Ending balance, June 30, 2008	$370	$105	$12

(1)	Brokerage income from trading account assets, net, primarily represents gains/(losses) on disposition, which inherently includes commissions on security transactions during the period.

The following tables detail the presentation of both realized and unrealized gains and losses recorded in earnings for Level 3 assets for the three and six months ended June 30, 2009 and 2008, respectively:

	Total Gains and Losses (Level 3 measurements only) Three Months Ended June 30, 2009
(In millions)	Trading Account Assets, net(1)	Securities Available for Sale	Mortgage Servicing Rights	Net Derivatives
Classifications of gains (losses) both realized and unrealized included in earnings for the period:
Brokerage, investment banking and capital markets	$66	$—	$—	$2
Mortgage income	—	—	8	(2)
Other income	—	(15)	—	—
Other comprehensive income	—	4	—	—

Total realized and unrealized gains and (losses)	$66	$(11)	$8	$—

(1)	Brokerage income from trading account assets, net, primarily represents gains/(losses) on disposition, which inherently includes commissions on security transactions during the period.

	Total Gains and Losses (Level 3 measurements only) Three Months Ended June 30, 2008
(In millions)	Trading Account Assets, net(1)	Securities Available for Sale	Net Derivatives
Classifications of gains (losses) both realized and unrealized included in earnings for the period:
Interest income	$—	$—	$—
Brokerage and investment banking	1	—	—
Mortgage income	—	—	8
Other income	—	—	(8)
Other comprehensive income	—	(1)	—

Total realized and unrealized gains and (losses)	$1	$(1)	$—

(1)	Brokerage income from trading account assets, net, primarily represents gains/(losses) on disposition, which inherently includes commissions on security transactions during the period.

	Total Gains and Losses (Level 3 measurements only) Six Months Ended June 30, 2009
(In millions)	Trading Account Assets, net(1)	Securities Available for Sale	Mortgage Servicing Rights	Net Derivatives
Classifications of gains (losses) both realized and unrealized included in earnings for the period:
Brokerage, investment banking and capital markets	$136	$—	$—	$(35)
Mortgage income	—	—	(11)	38
Other income	—	(15)	—	—
Other comprehensive income	—	4	—	—

Total realized and unrealized gains and (losses)	$136	$(11)	$(11)	$3

(1)	Brokerage income from trading account assets, net, primarily represents gains/(losses) on disposition, which inherently includes commissions on security transactions during the period.

	Total Gains and Losses (Level 3 measurements only) Six Months Ended June 30, 2008
(In millions)	Trading Account Assets, net(1)	Securities Available for Sale	Net Derivatives
Classifications of gains (losses) both realized and unrealized included in earnings for the period:
Interest income	$1	$—	$—
Brokerage and investment banking	(4)	—	—
Mortgage income	—	—	17
Other income	—	—	—
Other comprehensive income	—	(9)	—

Total realized and unrealized gains and (losses)	$(3)	$(9)	$17

(1)	Brokerage income from trading account assets, net, primarily represents gains/(losses) on disposition, which inherently includes commissions on security transactions during the period.

The following tables detail the presentation of only unrealized gains and losses recorded in earnings for Level 3 assets for the three and six months ended June 30, 2009 and 2008, respectively:

	Three Months Ended June 30, 2009
(In millions)	Trading Account Assets, net	Securities Available for Sale	Net Derivatives
The amount of total gains and losses for the period included in earnings, attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at June 30, 2009:
Brokerage, investment banking and capital markets	$1	$—	$—
Mortgage income	—	—	2
Other income	—	(15)	(2)
Other comprehensive income	—	4	—

Total unrealized gains and (losses)	$1	$(11)	$—

	Three Months Ended June 30, 2008
(In millions)	Trading Account Assets, net	Securities Available for Sale	Net Derivatives
The amount of total gains and losses for the period included in earnings, attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at June 30, 2008:
Brokerage and investment banking	$1	$—	$—
Mortgage income	—	—	8
Other income	—	—	(8)
Other comprehensive income	—	(1)	—

Total unrealized gains and (losses)	$1	$(1)	$—

	Six Months Ended June 30, 2009
(In millions)	Trading Account Assets, net	Securities Available for Sale	Net Derivatives
The amount of total gains and losses for the period included in earnings, attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at June 30, 2009:
Brokerage, investment banking and capital markets	$30	$—	$6
Mortgage income	—	—	38
Other income	—	(15)	—
Other comprehensive income	—	4	—

Total unrealized gains and (losses)	$30	$(11)	$44

	Six Months Ended June 30, 2008
(In millions)	Trading Account Assets, net	Securities Available for Sale	Net Derivatives
The amount of total gains and losses for the period included in earnings, attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at June 30, 2008:
Mortgage income	$1	$—	$17
Other income	—	—	—
Other comprehensive income	—	(9)	—

Total unrealized gains and (losses)	$1	$(9)	$17

ITEMS MEASURED AT FAIR VALUE ON A NON-RECURRING BASIS

From time to time, certain assets may be recorded at fair value on a non-recurring basis. These non-recurring fair value adjustments typically are a result of the application of lower of cost or fair value accounting or a write-down occurring during the period.

The following table presents the carrying value of those assets measured at fair value on a non-recurring basis, and gains and losses recognized during the period. The carrying values in this table represent only those assets marked to fair value during the quarter ended June 30, 2009. The table does not reflect the change in fair value attributable to any related economic hedges the Company used to mitigate the interest rate risk associated with these assets.

	Carrying Value as of June 30, 2009				Fair value adjustments for the three months ended June 30, 2009
(In millions)	Level 1	Level 2	Level 3	Total
Loans held for sale	$—	$122	$20	$142	$(41)
Foreclosed property and other real estate	—	256	—	256	(26)

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

Regions elected the fair value option for residential mortgage loans held for sale originated after January 1, 2008. This election allows for a more effective offset of the changes in fair values of the loans and the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting under FAS 133. Regions has not elected the fair value option for other loans held for sale primarily because they are not economically hedged using derivative instruments. Fair values of mortgage loans held for sale are based on traded market prices of similar assets where available and/or discounted cash flows at market interest rates, adjusted for securitization activities that include servicing values and market conditions. At June 30, 2009 and 2008, loans held for sale for which the fair value option was elected had an aggregate fair value of $1.4 billion and $622 million, respectively, and an aggregate outstanding principal balance of $1.4 billion and $622 million, respectively, and were recorded in loans held for sale in the consolidated balance sheets. Interest income on mortgage loans held for sale is recognized based on contractual rates and is reflected in interest income on loans held for sale in the consolidated statements of operations. Net losses resulting from changes in fair value of these loans of $17.8 million and net gains resulting from changes in fair value of these loans of $1.8 million was recorded in mortgage income in the consolidated statements of income during the first six months of 2009 and 2008, respectively. These changes in fair value are mostly offset by economic hedging activities. An immaterial portion of these amounts was attributable to changes in instrument-specific credit risk.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The methods and assumptions used by the Company in estimating fair values of financial instruments are disclosed in Regions’ Form 10-K for the year ended December 31, 2008. The carrying amounts and estimated fair values of the Company’s financial instruments as of June 30, 2009 and December 31, 2008 are as follows:

	June 30, 2009		December 31, 2008
(In millions)	Carrying Amount	Estimated Fair Value(1)	Carrying Amount	Estimated Fair Value(1)
Financial assets:
Cash and cash equivalents	$8,430	$8,430	$10,973	$10,973
Trading account assets	1,109	1,109	1,050	1,050
Securities available for sale	19,681	19,681	18,850	18,850
Securities held to maturity	43	44	47	47
Loans held for sale	1,932	1,932	1,282	1,282
Loans (excluding leases), net of unearned income and allowance for loan losses(2)	90,850	68,051	93,062	79,882
Other interest-earning assets	829	829	897	897
Derivatives, net	790	790	1,002	1,002
Financial liabilities:
Deposits	94,726	95,280	90,904	91,199
Short-term borrowings	7,192	7,192	15,822	15,822
Long-term borrowings	18,238	17,097	19,231	18,191
Loan commitments and letters of credit	100	1,566	109	732

(1)

Estimated fair values are consistent with the exit price concept required by FAS 157. In estimating fair value, the Company makes adjustments for interest rates, liquidity and credit spreads as appropriate.

(2)	Excluded from this table is the lease carrying amount of $3.0 billion for June 30, 2009 and December 31, 2008, which approximates fair value.

NOTE 12—Commitments and Contingencies

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

Credit risk associated with these instruments is represented by the contractual amounts indicated in the following table:

(In millions)	June 30 2009	December 31 2008	June 30 2008
Unused commitments to extend credit	$33,354	$37,271	$43,195
Standby letters of credit	4,784	8,012	8,447
Commercial letters of credit	14	20	31

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

Standby letters of credit—Standby letters of credit are also issued to customers, which commit Regions to make payments on behalf of customers if certain specified future events occur. Regions has recourse against the customer for any amount required to be paid to a third party under a standby letter of credit. Historically, a large percentage of standby letters of credit expired without being funded. The current lack of liquidity in the broader market and the current credit environment has resulted in increased fundings of standby letters of credit. The contractual amount of standby letters of credit represents the maximum potential amount of future payments Regions could be required to make and represents Regions’ maximum credit risk. At June 30, 2009, December 31, 2008 and June 30, 2008, Regions had $106 million, $118 million and $136 million, respectively, of liabilities associated with standby letter of credit agreements, with related assets of $98 million, $108 million and $125 million, respectively.

Commercial letters of credit—Commercial letters of credit are issued to facilitate foreign or domestic trade transactions for customers. As a general rule, drafts will be drawn when the goods underlying the transaction are in transit.

The reserve for all of these off-balance sheet financial instruments was $53 million, $74 million and $64 million at June 30, 2009, December 31, 2008 and June 30, 2008, respectively.

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

In late 2007 and during 2008, Regions and certain of its affiliates were named in class-action lawsuits filed in federal and state courts on behalf of investors who purchased shares of certain Regions Morgan Keegan Select Funds (the “Funds”) and shareholders of Regions. The Funds were formerly managed by Morgan Asset Management, Inc. The complaints contain various allegations, including claims that the Funds and the defendants misrepresented or failed to disclose material facts relating to the activities of the Funds. No class has been certified and at this stage of the lawsuits Regions cannot determine the probability of a material adverse result or reasonably estimate a range of potential exposures, if any. However, it is possible that an adverse resolution of these matters may be material to Regions’ business, consolidated financial position or results of operations.

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

In July 2009, Morgan Keegan & Company, Inc. (“Morgan Keegan”), a wholly-owned subsidiary of Regions, Morgan Asset Management, Inc. and three employees each received a Wells notice from the Staff of the

Atlanta Regional Office of the Securities and Exchange Commission (“SEC”) stating that the Staff intends to recommend that the Commission bring enforcement actions for possible violations of the federal securities laws. The potential actions relate to the Staff’s investigation of the Funds. Additionally, in July 2009, Morgan Keegan received a Wells notice from the enforcement staff of the Financial Industry Regulatory Authority (“FINRA”) advising Morgan Keegan that it had made a preliminary determination to recommend discipline against Morgan Keegan for violation of various NASD rules relating to sales of the Funds during 2006 and 2007. A Wells notice is neither a formal allegation nor a finding of wrongdoing. The notices provide the recipients the opportunity to provide their perspective and to address issues raised prior to any formal action being taken by the SEC or FINRA. Although it is not possible to predict the ultimate resolution or financial liability with respect to these matters, management is currently of the opinion that the outcome of these matters will not have a material effect on Regions’ business, consolidated financial position or results of operations.

In March 2009, Morgan Keegan received a Wells notice from the SEC’s Atlanta Regional Office related to auction rate securities (“ARS”) indicating that the SEC staff intended to recommend that the Commission take civil action against Morgan Keegan. On July 21, 2009, the SEC filed a complaint in United States District Court for the Northern District of Georgia against Morgan Keegan alleging violations of the federal securities laws in connection with ARS that Morgan Keegan underwrote, marketed and sold. The SEC is seeking an injunction against Morgan Keegan for violations of the antifraud provisions of the federal securities laws, as well as disgorgement, financial penalties and other equitable relief for customers, including repurchase by Morgan Keegan of all ARS that it sold prior to March 20, 2008. Beginning in February 2009, Morgan Keegan commenced a voluntary program to repurchase ARS that it underwrote and sold to the firm’s customers, and will extend that repurchase program in the third quarter of 2009 to include ARS that were sold by Morgan Keegan to its customers but were underwritten by other firms. As of June 30, 2009, customers of Morgan Keegan owned approximately $365 million of ARS and Morgan Keegan held approximately $128 million of ARS on its balance sheet. On July 21, 2009, the Alabama Securities Commission issued a “Show Cause” order to Morgan Keegan arising out of the ARS matter that is the subject of the SEC complaint described above. The order requires Morgan Keegan to show cause why its registration as a broker-dealer should not be suspended or revoked in the State of Alabama and also why it should not be subject to disgorgement, repurchasing all ARS sold to Alabama residents and payment of costs and penalties. Although it is not possible to predict the ultimate resolution or financial liability with respect to the ARS matter, management is currently of the opinion that the outcome of this matter will not have a material effect on Regions’ business, consolidated financial position or results of operations.

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

NOTE 13—Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued FAS 157, which provides guidance for using fair value to measure assets and liabilities, but does not expand the use of fair value in any circumstance. FAS 157 also requires expanded disclosures about the extent to which a company measures assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on an entity’s financial statements. This statement applies when other standards require or permit assets and liabilities to be measured at fair value. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted. Regions adopted FAS 157 on January 1, 2008, and the effect of adoption on the consolidated financial statements was not material. Additionally, in February 2008, the FASB issued FSP 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), which delays the effective date of FAS 157 for non-recurring, non-financial instruments to fiscal years beginning after November 15, 2008. Regions implemented the provisions of FSP FAS 157-2 as of January 1, 2009. See Note 11, “Fair Value Measurements” for additional information about the impact of the adoption of FAS 157 and FAS 157-2.

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

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“FAS 161”). FAS 161 requires entities to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”) and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. FAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early adoption permitted. Regions adopted FAS 161 on January 1, 2009. Refer to Note 10, “Derivative Financial Instruments and Hedging Activities” for additional information.

In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payments Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 requires that instruments granted in share-based payment transactions, that are considered to be participating securities, should be included in the earnings allocation in computing earnings per share (“EPS”) under the two-class method described in FASB Statement No. 128, “Earnings per Share”. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008 with all prior period EPS data being adjusted retrospectively. Early adoption was not permitted. Regions adopted FSP EITF 03-6-1 on January 1, 2009, and the adoption did not have a material impact on the consolidated financial statements.

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

In April 2009, the FASB issued FASB Staff Position No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”) to provide additional guidance for estimating fair value in accordance with FAS 157 when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and is applied prospectively. Regions adopted FSP 157-4 during the second quarter of 2009, and the effect of the adoption on the consolidated financial statements was not material.

In April 2009, the FASB issued FASB Staff Position No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1 and APB 28-1”) to require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and is applied prospectively. Regions adopted FSP 107-1 and APB 28-1 during the second quarter of 2009. Refer to Note 11 “Fair Value Measurements” for additional information.

In April 2009, the FASB issued FSP 115-2 and 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2 and 124-2”), which modifies and expands other-than-temporary impairment guidance for debt securities from Staff Accounting Bulletin Topic 5M, “Other Than Temporary Impairment of Certain Investments In Debt and Equity Securities” and other authoritative literature. This FSP addresses the unique features of debt securities and clarifies the interaction of the factors that should be considered when determining whether a debt security is other-than-temporarily impaired. This FSP requires an entity to recognize the credit component of an other-than-temporary impairment of a debt security in earnings and the noncredit component in other comprehensive income when the entity does not intend to sell the security and it is more likely than not that the entity will not be required to sell the security prior to recovery. This FSP expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and is applied prospectively. Regions adopted FSP 115-2 and 124-2 during the second quarter of 2009. Refer to Note 6 “Securities” for additional information.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events” (“FAS 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 also requires entities to disclose the date through which subsequent events were evaluated as well as whether that date is the date that the financial statements were issued or were available to be issued. Regions adopted FAS 165 during the second quarter of 2009. Refer to Note 14 “Subsequent Events” for additional information.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“FAS 166”). FAS 166 eliminates the concept of a “Qualified Special Purpose Entity” from FAS 140, changes the requirements for derecognizing financial assets, and requires additional disclosures. This statement is effective for fiscal years beginning after November 15, 2009. Regions is in the process of reviewing the potential impact of FAS 166; however, the adoption of FAS 166 is not expected to have a material impact to the consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R)” (“FAS 167”), which modifies how a company determines when a variable interest entity (“VIE”) should be consolidated. FAS 167 also requires a qualitative assessment of an entity’s determination of the primary beneficiary of a VIE based on whether the entity (1) has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance, and (2) has the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. FAS 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a VIE as well as additional disclosures about a company’s involvement in VIEs. This statement is effective for fiscal years beginning after November 15, 2009. Regions is in the process of reviewing the potential impact of FAS 167; however, the adoption of FAS 167 is not expected to have a material impact to the consolidated financial statements.

NOTE 14—Subsequent Events

Regions has evaluated all subsequent events for potential recognition and disclosure through August 5, 2009, the date of the filing of this Form 10-Q.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following discussion and analysis is part of Regions Financial Corporation’s (“Regions” or the “Company”) Quarterly Report on Form 10-Q to the Securities and Exchange Commission (“SEC”) and updates Regions’ Form 10-K for the year ended December 31, 2008, which was previously filed with the SEC. This financial information is presented to aid in understanding Regions’ financial position and results of operations and should be read together with the financial information contained in the Form 10-K. Certain prior period amounts presented in this discussion and analysis have been reclassified to conform to current period classifications, except as otherwise noted. The emphasis of this discussion will be on the three and six months ended June 30, 2009 compared to the three and six months ended June 30, 2008 for the statement of operations. For the balance sheet, the emphasis of this discussion will be the balances as of June 30, 2009 compared to December 31, 2008.

This discussion and analysis contains statements that may be considered “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. See pages 3 and 4 for additional information regarding forward-looking statements.

CORPORATE PROFILE

Regions is a financial holding company headquartered in Birmingham, Alabama, which operates in the South, Midwest and Texas. Regions provides traditional commercial, retail and mortgage banking services, as well as other financial services in the fields of investment banking, asset management, trust, securities brokerage, insurance and other specialty financing.

Regions conducts its banking operations through Regions Bank, an Alabama chartered commercial bank that is a member of the Federal Reserve System. At June 30, 2009, Regions operated approximately 1,900 full-service banking offices in Alabama, Arkansas, Florida, Georgia, Illinois, Indiana, Iowa, Kentucky, Louisiana, Mississippi, Missouri, North Carolina, South Carolina, Tennessee, Texas and Virginia. Regions provides brokerage services and investment banking from approximately 320 offices of Morgan Keegan & Company, Inc. (“Morgan Keegan”), a full-service regional brokerage and investment banking firm. Regions provides full-line insurance brokerage services primarily through Regions Insurance, Inc., one of the 25 largest insurance brokers in the country.

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

SECOND QUARTER HIGHLIGHTS

Regions reported a net loss available to common shareholders of $244 million, or $0.28 loss per diluted share in the second quarter of 2009, compared to second quarter 2008 per diluted share income of $0.30. High credit costs, primarily the result of focused efforts to identify and address loan portfolio stress, as well as increasing unemployment and ongoing deterioration in real estate values, continued to negatively impact pre-tax earnings. During the second quarter, Regions recorded a $912 million provision for loan losses, $603 million higher than the second quarter of 2008. Additionally, several other significant items, which are discussed later in this section, affected net income for the second quarter of 2009.

Net interest income on a fully taxable-equivalent basis for the second quarter of 2009 was $840 million compared to $1.0 billion in the second quarter of 2008. The net interest margin (taxable-equivalent basis) was 2.62% in the second quarter of 2009, compared to 3.36% during the second quarter of 2008. The decline in the net interest margin was impacted primarily by factors directly and indirectly associated with the erosion of economic and industry conditions since late 2007. These factors include an unfavorable variation in the general level and shape of the yield curve, Regions’ asset sensitive balance sheet, rate increases for new debt issuances, and rising non-performing asset levels. Additionally, declining loan yields have not been offset by similar declines in deposit rates due to the competitive demand for deposits within the industry. Recent increases in non-interest bearing deposit balances as well as the benefits of improving spreads on newly originated and renewed loans should help promote a stable net interest margin going forward.

Net charge-offs totaled $491 million, or an annualized 2.06% of average loans, in the second quarter of 2009, compared to 0.86% for the second quarter of 2008. The increase was primarily driven by deterioration in the residential homebuilder portfolio and losses within the home equity and condominium portfolios, all of which are closely tied to the housing market slowdown. The provision for loan losses totaled $912 million in the second quarter of 2009 compared to $309 million during the second quarter of 2008. The allowance for credit losses at June 30, 2009 was 2.43% of total loans, net of unearned income, compared to 1.95% at December 31, 2008 and 1.56% at June 30, 2008. Total non-performing assets, including loans held for sale, at June 30, 2009 were $3.4 billion, compared to $1.7 billion at December 31, 2008 and $1.6 billion at June 30, 2008. Residential homebuilder and condominium loans, as well as foreclosed properties, continue to be the primary drivers of the increase since December 31, 2008. Further, the increase is being partially driven by recent increases in non-performing loans secured by income producing properties. Also included in non-performing assets were $371 million of loans held for sale at June 30, 2009 compared to $423 million at December 31, 2008 and $8 million at June 30, 2008.

Non-interest income for the second quarter of 2009 increased by $455 million compared to the second quarter of 2008. The increase was due primarily to several items impacting the 2009 periods with no corresponding impact on the 2008 periods. These items include gains from terminations of leveraged leases of $189 million, gain on sale of Visa shares of $80 million, and a gain on the extinguishment of debt of $61 million realized in connection with the Company’s issuance of common stock in exchange for trust preferred securities. Higher gains from sales of portfolio securities also contributed to the increase. Additionally, mortgage income was greater in the second quarter and first six months of 2009 by $39 million and $66 million, respectively, compared to the same periods of 2008 due to elevated refinancing activity driven by lower interest rates.

Total non-interest expense, excluding merger-related charges, was $1.231 billion and $1.041 billion in the second quarter of 2009 and 2008, respectively. Pre-tax merger charges of $100 million were incurred in the second quarter of 2008 (see Table 13 “GAAP to Non-GAAP Reconciliation”). The increase in non-interest expense was primarily attributable to increased FDIC insurance premiums, including a $64 million special assessment, and $69 million in other-than-temporary impairment charges on investment securities. Additionally, salaries and employee benefits and net occupancy expense, excluding merger charges, and other real estate owned (“OREO”) expense were higher in the second quarter of 2009 as compared to the corresponding 2008 period. The increase in non-interest expense was also driven by a 2008 recapture of mortgage servicing rights, which did not occur in the corresponding 2009 period. Partially offsetting these increases were decreases in furniture and equipment expense, adjusted for merger charges, and amortization of mortgage servicing rights and core deposit intangibles.

During the second quarter of 2009, the Company significantly strengthened its balance sheet, fulfilling the $2.5 billion regulatory Supervisory Capital Assessment Program (“SCAP”) requirement primarily through the issuances of common and preferred securities. Tier 1 Capital at the end of the second quarter of 2009 was 12.16 percent, and the Tier 1 common ratio was 8.05 percent (see Table 13 “GAAP to Non-GAAP” Reconciliation”).

TOTAL ASSETS

Regions’ total assets at June 30, 2009 were $143 billion, compared to $146 billion at December 31, 2008. The decrease in total assets from year-end 2008 resulted primarily from a decrease in interest-bearing deposits in other banks as the Company’s excess liquidity position was higher at year-end.

LOANS

At June 30, 2009 and December 31, 2008, loans represented 76% of Regions’ interest-earning assets. The following table presents the distribution by loan type of Regions’ loan portfolio, net of unearned income:

(In millions, net of unearned income)	June 30 2009	December 31 2008	June 30 2008
Commercial and industrial	$23,619	$23,596	$23,242
Commercial real estate—non owner-occupied	16,419	14,486	13,643
Commercial real estate—owner-occupied	12,282	11,722	11,277
Construction—non owner-occupied	7,163	9,029	9,478
Construction—owner-occupied	1,060	1,605	2,523
Residential first mortgage	15,564	15,839	16,464
Home equity	15,796	16,130	15,447
Indirect	3,099	3,854	4,145
Other consumer	1,147	1,158	2,048

	$96,149	$97,419	$98,267

Loans, net of unearned income, totaled $96.1 billion at June 30, 2009, a decrease of $1.3 billion from year-end 2008 levels, primarily due to a decline in construction loans, reflecting developers’ reluctance to begin new projects or purchase existing projects under current economic conditions. These decreases were partially offset by increases in commercial and industrial as well as the commercial real estate portfolios. The primary driver of the increases in these categories was the funding of Variable Rate Demand Notes (“VRDNs”). At June 30, 2009, Regions had funded $2.4 billion in letters of credit backing VRDNs. The remaining unfunded VRDN letters of credit portfolio was approximately $2.6 billion at June 30, 2009 (net of participations). The dealer indirect portfolio is an exit portfolio and continues to be in a runoff mode.

Regions has approximately $66 million in book value of “sub-prime” loans retained from the disposition of EquiFirst, down slightly from the year-end 2008 balance of $77 million. The credit loss exposure related to these loans is addressed in management’s periodic determination of the allowance for credit losses.

RESIDENTIAL HOMEBUILDER PORTFOLIO

During late 2007, the residential homebuilder portfolio came under significant stress. In Table 1 “Loan Portfolio”, the majority of these loans are reported in the construction—non owner-occupied loan category, while a smaller portion is reported as commercial real estate—non owner-occupied. The residential homebuilder portfolio is geographically concentrated in Florida and North Georgia; the balances in these areas total approximately $1.4 billion of the $3.8 billion total at June 30, 2009. Regions continues its proactive efforts in contacting and helping customers, along with fortifying collection efforts, in order to mitigate losses. This portfolio has decreased by approximately $616 million from December 31, 2008 to June 30, 2009, and approximately $3.4 billion since the beginning of 2008.

The following table details the portfolio breakout of the residential homebuilder portfolio:

Table 2—Residential Homebuilder Portfolio

(In millions, net of unearned income)	June 30 2009	December 31 2008	June 30 2008
Land	$1,273	$1,553	$2,066
Residential—spec	1,098	1,297	1,752
Residential—presold	252	300	546
Lots	908	967	1,179
National homebuilders and other	255	285	215

	$3,786	$4,402	$5,758

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

The allowance for credit losses totaled $2.34 billion at June 30, 2009 and $1.90 billion at December 31, 2008. The allowance for credit losses as a percentage of net loans was 2.43% at June 30, 2009 compared to 1.95% at December 31, 2008 and 1.56% at June 30, 2008. The increase in the allowance was primarily driven by the result of focused efforts to identify and address loan portfolio stress, as well as deterioration in the residential homebuilder, condominium and home equity portfolios. These developments resulted in a significant migration of loans into non-performing status. The majority of the increase in non-performing loans was driven by continued deterioration in the residential homebuilder and condominium loans. Further, the increase during the second quarter of 2009 in non-performing loans was partially driven by recent increases in non-performing loans secured by income producing properties. The Company considers increases in non-performing loans to be one of the indicators of increased risks inherent in the portfolio. The increase in the allowance for credit losses reflects these increased risks. Given continuing pressure on residential property values—especially in Florida and North Georgia—rising unemployment and a generally uncertain economic backdrop, the Company expects credit costs to remain elevated. The reserve for unfunded credit commitments was $53 million at June 30, 2009 and $74 million at December 31, 2008. Details regarding the allowance and net charge-offs, including an analysis of activity from the previous year’s totals, are included in Table 4 “Allowance for Credit Losses”.

Net charge-offs as a percentage of average loans (annualized) were 1.85% and 0.70% in the first six months of 2009 and 2008, respectively. For the first six months of 2009, net charge-offs on commercial real estate—non-owner-occupied and owner-occupied were an annualized 2.27% and 0.46%, respectively, compared to an annualized 0.43% and 0.26%, respectively, for the first six months of 2008. For the first six months of 2009, net charge-offs on construction—non-owner-occupied and owner-occupied were an annualized 4.48% and 1.10%, respectively, compared to an annualized 0.97% and 0%, respectively, for the first six months of 2008. The increase in commercial real estate—non owner-occupied and construction—non owner-occupied net charge-offs are primarily driven by continued deterioration in Regions’ homebuilder portfolio.

Net charge-offs were an annualized 2.62% of home equity loans compared to an annualized 1.25% through the first six months of 2009 and 2008, respectively. Losses in Florida-based credits remained at elevated levels, as unemployment levels remain high and property valuations in certain markets have continued to experience ongoing deterioration. These loans and lines represent approximately $5.8 billion of Regions’ total home equity portfolio at June 30, 2009. Of that balance, approximately $2.2 billion represent first liens, while second liens, which total $3.6 billion, are the main source of losses. Florida second lien losses were 7.01% annualized through the first six months of 2009 as compared to 2.89% for the same period of 2008. Through the first six months of 2009, home equity losses in Florida amounted to an annualized 5.44% of loans and lines versus 1.02% across the remainder of Regions’ footprint. This compares to the first six months of 2008 losses of 2.24% and 0.73%, respectively.

The following tables provide details related to the home equity portfolio as follows:

Table 3—Selected Home Equity Portfolio Information

	Six Months Ended June 30, 2009
	Florida			All Other States			Total
(In millions)	1st Lien	2nd Lien	Total	1st Lien	2nd Lien	Total	1st Lien	2nd Lien	Total
Balance	$2,171	$3,625	$5,796	$4,509	$5,491	$10,000	$6,680	$9,116	$15,796
Net Charge-offs	30	127	157	13	38	51	43	165	208
Net Charge-off %(1)	2.78%	7.01%	5.44%	0.58%	1.38%	1.02%	1.28%	3.60%	2.62%

	Six Months Ended June 30, 2008
	Florida			All Other States			Total
(In millions)	1st Lien	2nd Lien	Total	1st Lien	2nd Lien	Total	1st Lien	2nd Lien	Total
Balance	$1,922	$3,448	$5,370	$4,525	$5,552	$10,077	$6,447	$9,000	$15,447
Net Charge-offs	9	49	58	9	27	36	18	76	94
Net Charge-off %(1)	1.01%	2.89%	2.24%	0.43%	0.97%	0.73%	0.60%	1.70%	1.25%

(1)	Net charge-off percentages are calculated on an annualized basis as a percent of average balances.

Activity in the allowance for credit losses is summarized as follows:

Table 4—Allowance for Credit Losses

	Six Months Ended June 30
(In millions)	2009	2008
Allowance for loan losses at beginning of year	$1,826	$1,321
Loans charged-off:
Commercial	153	88
Commercial real estate—non owner-occupied	179	30
Commercial real estate—owner-occupied	31	17
Construction—non owner-occupied	179	60
Construction—owner-occupied	7	—
Residential first mortgage	91	23
Home equity	220	102
Indirect	37	24
Other consumer	37	36

	934	380
Recoveries of loans previously charged-off:
Commercial	11	12
Commercial real estate—non owner-occupied	2	1
Commercial real estate—owner-occupied	4	3
Construction—non owner-occupied	2	1
Construction—owner-occupied	—	—
Residential first mortgage	1	1
Home equity	12	8
Indirect	10	8
Other consumer	11	12

	53	46
Net charge-offs:
Commercial	142	76
Commercial real estate—non owner-occupied	177	29
Commercial real estate—owner-occupied	27	14
Construction—non owner-occupied	177	59
Construction—owner-occupied	7	—
Residential first mortgage	90	22
Home equity	208	94
Indirect	27	16
Other consumer	26	24

	881	334
Allowance allocated to sold loans and loans transferred to loans held for sale	—	(5)
Provision for loan losses	1,337	490

Allowance for loan losses at June 30	$2,282	$1,472

Reserve for unfunded credit commitments at January 1	$74	$58
Provision for unfunded credit commitments	(21)	6

Reserve for unfunded credit commitments at June 30	$53	$64

Allowance for credit losses at end of period	$2,335	$1,536

Loans, net of unearned income, outstanding at end of period	$96,149	$98,267
Average loans, net of unearned income, outstanding for the period	$96,012	$96,456
Ratios:
Allowance for loan losses at end of period to loans, net of unearned income	2.37%	1.50%
Allowance for credit losses at end of period to loans, net of unearned income	2.43	1.56
Net charge-offs as percentage of:
Average loans, net of unearned income	1.85	0.70
Provision for loan losses	65.88	68.31
Allowance for credit losses	37.73	21.79

Impaired loans are defined as all troubled debt restructurings (“TDRs”) plus non-accrual loans, excluding non-accrual consumer loans. Impaired loans totaled approximately $3.7 billion at June 30, 2009, compared to $1.4 billion at December 31, 2008. The increase in impaired loans is consistent with the increase in non-performing loans, which is discussed in the “Non-Performing Assets” section of this report. Impaired loans with outstanding balances greater than $2.5 million are evaluated individually for impairment. For these loans, Regions measures the level of impairment based on the present value of the estimated projected cash flows, the estimated value of the collateral or, if available, observable market prices. For consumer TDRs, Regions measures the level of impairment based on pools of loans stratified by common risk characteristics. If current valuations are lower than the current book balance of the credit, the negative differences are reviewed for possible charge-off. In instances where management determines that a charge-off is not appropriate, a reserve is established for the individual loan in question. The allowance allocated to impaired loans, excluding TDRs, totaled $340 million and $130 million at June 30, 2009 and December 31, 2008, respectively. The allowance allocated to TDRs totaled $17 million at June 30, 2009 and $9 million at December 31, 2008.

The following table summarizes TDRs for the periods ending June 30, 2009 and December 31, 2008:

Table 5—Troubled Debt Restructurings

(In millions)	June 30 2009	December 31 2008
Accruing:
Commercial and industrial	$11	$1
Residential first mortgage	1,010	406
Home equity	139	48
Other consumer	18	—

	1,178	455
Non-accrual status or 90 days past due:
Commercial and industrial	31	10
Residential first mortgage	105	67
Home equity	5	1

	141	78

	$1,319	$533

The increase in TDRs since year-end is due to rising unemployment levels and the continued decline in residential property values. Regions continues to work to meet the unique needs of consumer borrowers to stem foreclosures and keep customers in their homes through the Customer Assistance Program. As a result, Regions initiated significantly more extensions and modifications in the first six months of 2009 than for the same period in 2008. Since inception of the Customer Assistance Program in late 2007, approximately 7,600 consumer loans have been restructured driving an increase to approximately $1.3 billion in restructured consumer loans. An additional 1,800 delinquent customers received short term extensions. As shown in the table above, the majority of restructured consumer loans are on accrual status at June 30, 2008. There was an immaterial amount of TDRs at June 30, 2008.

NON-PERFORMING ASSETS

Non-performing assets are summarized as follows:

Table 6—Non-Performing Assets

(Dollars in millions)	June 30 2009	December 31 2008	June 30 2008
Non-performing loans:
Commercial and industrial	$383	$176	$181
Commercial real estate—non owner-occupied	811	292	293
Commercial real estate—owner-occupied	333	157	143
Construction—non owner-occupied	869	273	643
Construction—owner-occupied	46	26	33
Residential first mortgage	174	125	104
Home equity	2	3	13

Total non-performing loans	2,618	1,052	1,410
Foreclosed properties	439	243	211

Total non-performing assets* excluding loans held for sale	3,057	1,295	1,621
Non-performing loans held for sale	371	423	8

Total non-performing assets* including loans held for sale	$3,428	$1,718	$1,629

Non-performing loans, excluding loans held for sale, to loans, net of unearned income	2.72%	1.08%	1.44%
Non-performing assets* excluding loans held for sale to loans, net of unearned income, and foreclosed properties	3.17%	1.33%	1.65%
Non-performing assets* to loans, net of unearned income, and foreclosed properties	3.55%	1.76%	1.65%
Allowance for loan losses to non-performing loans	.87x	1.74x	1.04x
Accruing loans 90 days past due:
Commercial and industrial	$14	$14	$11
Commercial real estate—non owner-occupied	46	12	8
Commercial real estate—owner-occupied	14	9	7
Construction—non owner-occupied	13	12	15
Construction—owner-occupied	3	3	3
Residential first mortgage	363	275	211
Home equity	148	214	167
Indirect	5	8	5
Other consumer	7	7	5

	$613	$554	$432

Restructured loans not included in the categories above	$1,178	$455	$102

*	Exclusive of accruing loans 90 days past due

Total non-performing assets were $3.4 billion at June 30, 2009 compared to $1.7 billion at December 31, 2008 and $1.6 billion at June 30, 2008. Excluding loans held for sale, non-performing assets at June 30, 2009 were $3.1 billion compared to $1.3 billion at December 31, 2008 and $1.6 billion at June 30, 2008. The increase since year-end was primarily driven by commercial and industrial, commercial real estate and construction loans, including the residential homebuilder and condominium portfolios, due to the continued decline in residential property values. Of the $3.8 billion residential homebuilder portfolio, approximately $771 million is non-accruing and $14 million is 90 days or more past due as of June 30, 2009. Also, Regions has recently been experiencing an inflow of non-performing loans secured by income-producing properties.

Loans past due 90 days or more and still accruing increased $59 million from year-end 2008 levels, reflecting continued weak economic conditions and general market deterioration. The increase was due primarily to increases in residential first mortgages—particularly in Florida where extended foreclosure timelines are a result of significant backlogs in the court system.

At June 30, 2009 and December 31, 2008, Regions had approximately $1.6 billion and $813 million, respectively, of potential problem commercial and commercial real estate loans that were not included in non-accrual loans or in the accruing loans 90 days past due categories, but for which management had concerns as to the ability of such borrowers to comply with their present loan repayment terms.

SECURITIES

The following table details the carrying values of securities:

Table 7—Securities

(In millions)	June 30 2009	December 31 2008	June 30 2008
U.S. Treasury securities	$64	$900	$805
Federal agency securities	52	1,706	1,770
Obligations of states and political subdivisions	514	757	729
Mortgage-backed securities	17,817	14,349	13,013
Other debt securities	22	22	30
Equity securities	1,255	1,163	1,426

	$19,724	$18,897	$17,773

Securities totaled $19.7 billion at June 30, 2009, an increase of $827 million from year-end 2008 levels. This increase resulted from deploying excess liquidity, which was invested primarily in mortgage-backed securities as a part of the Company’s asset/liability management process. In the first quarter of 2009, Regions sold approximately $656 million of U.S. Treasury securities available for sale and recognized a gain of approximately $53 million. The proceeds were reinvested in U.S. government agency mortgage-backed securities classified as available for sale. In the second quarter of 2009, Regions sold approximately $1.4 billion of federal agency securities and recognized a gain of approximately $108 million. The proceeds were reinvested in U.S government agency mortgage-backed securities classified as available for sale. All of these sales were part of Regions’ asset/liability management strategy. Also, during the first six months of 2009, Regions recognized a write-down of securities of approximately $72 million, representing other-than-temporary impairment, related primarily to non-agency residential mortgage-backed securities, equity securities, and a single municipal issuer (see Note 6 “Securities” to the consolidated financial statements).

Securities available for sale, which comprise nearly all of the securities portfolio, are an important tool used to manage interest rate sensitivity and provide a primary source of liquidity for the Company (see INTEREST RATE SENSITIVITY, Exposure to Interest Rate Movements and LIQUIDITY).

LOANS HELD FOR SALE

Loans held for sale totaled $1.9 billion at June 30, 2009 compared to $1.3 billion at December 31, 2008. This increase reflects a significant increase in mortgage origination activity during 2009 due to low interest rates during the period.

OTHER INTEREST-EARNING ASSETS

All other interest-earning assets decreased approximately $2.3 billion from year-end 2008 to June 30, 2009 primarily due to a decrease in interest-bearing deposits in other banks as a result of the redeployment of excess liquidity during the first quarter.

GOODWILL

Goodwill totaled $5.6 billion at June 30, 2009 and December 31, 2008. Regions performed an interim test of goodwill for impairment during the second quarter of 2009. Regions’ Step One analysis indicated that the estimated fair value of the General Banking/Treasury reporting unit was less than its carrying amount. Therefore, Step Two was performed and, based on the full purchase price allocation performed as if a business combination had occurred as outlined in Note 8 “Goodwill”, goodwill was not impaired as of June 30, 2009.

See Note 8 “Goodwill” to the consolidated financial statements for a detail of goodwill allocated to each reportable segment and discussion of goodwill impairment testing. See Note 11 “Fair Value Measurements” to the consolidated financial statements for the fair value measurements of certain assets and liabilities and the valuation methodology of such pricing used for testing goodwill for impairment.

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

The following table summarizes deposits by category:

Table 8—Deposits

(In millions)	June 30 2009	December 31 2008	June 30 2008
Non-interest-bearing demand	$20,995	$18,457	$18,334
Savings accounts	4,033	3,663	3,819
Interest-bearing transaction accounts	14,140	15,022	15,381
Money market accounts—domestic	21,571	19,471	17,993
Money market accounts—foreign	1,075	1,812	3,122

Low-cost deposits	61,814	58,425	58,649
Time deposits	32,724	32,369	27,376

Customer deposits	94,538	90,794	86,025
Time deposits	188	110	3,086
Other	—	—	793

Treasury deposits	188	110	3,879

Total deposits	$94,726	$90,904	$89,904

Total deposits at June 30, 2009 increased approximately $3.8 billion compared to year-end 2008 levels. A key driver was the increased growth in non-interest-bearing demand deposits and domestic money market accounts. These increases were partially offset by decreasing interest-bearing transaction accounts and foreign money market accounts. Regions continues to grow customer households and deposits by deepening and retaining existing customer relationships as well as developing new relationships through new checking products and money market rate offers. During the first six months of 2009, Regions opened a record 491,000 new retail and business checking accounts.

During the first quarter of 2009, Regions, in an FDIC-assisted transaction, assumed approximately $285 million of deposits from FirstBank Financial Services in Henry County, Georgia.

SHORT-TERM BORROWINGS

The following is a summary of short-term borrowings:

Table 9—Short-Term Borrowings

(In millions)	June 30 2009	December 31 2008	June 30 2008
Federal funds purchased	$30	$34	$4,049
Securities sold under agreements to repurchase	2,235	3,108	4,614
Term Auction Facility	2,000	10,000	5,500
Federal Home Loan Bank structured advances	1,800	1,500	500
Treasury, tax and loan notes	190	—	900
Senior bank notes	50	—	550
Brokerage customer liabilities	339	431	448
Short-sale liability	318	629	706
Other short-term borrowings	230	120	323

	$7,192	$15,822	$17,590

Federal funds purchased and securities sold under agreements to repurchase totaled $2.3 billion at June 30, 2009, compared to $3.1 billion at year-end 2008. The level of these borrowings can fluctuate significantly on a day-to-day basis, depending on funding needs and which sources of funds are used to satisfy those needs.

Short-term borrowings decreased primarily due to a net decrease of $8 billion of Term Auction Facility (“TAF”) funding. The TAF was designed to address pressures in short-term funding markets. Under the TAF, the Federal Reserve auctions term funds to depository institutions with maturities of 28 or 84 days. All depository institutions that are eligible to borrow under the primary credit program are eligible to participate in TAF auctions. All advances are fully collateralized using collateral values and margins applicable for other Federal Reserve lending programs.

On July 16, 2009, Regions’ short-term borrowings under the TAF matured resulting in a decrease of $2 billion with an offsetting decrease to interest-bearing deposits in other banks.

LONG-TERM BORROWINGS

Long-term borrowings are summarized as follows:

Table 10—Long-Term Borrowings

(In millions)	June 30 2009	December 31 2008	June 30 2008
Federal Home Loan Bank structured advances	$1,649	$1,628	$1,738
Other Federal Home Loan Bank advances	6,168	6,469	3,619
6.375% subordinated notes due May 2012	598	598	598
7.75% subordinated notes due March 2011	518	523	529
7.00% subordinated notes due March 2011	500	499	499
7.375% subordinated notes due December 2037	300	300	300
6.125% subordinated notes due March 2009	—	175	176
6.75% subordinated debentures due November 2025	163	163	164
7.75% subordinated notes due September 2024	100	100	100
7.50% subordinated notes due May 2018 (Regions Bank)	750	750	749
6.45% subordinated notes due June 2037 (Regions Bank)	497	497	497
4.85% subordinated notes due April 2013 (Regions Bank)	491	490	489
5.20% subordinated notes due April 2015 (Regions Bank)	345	345	345
3.25% senior bank notes due December 2011	2,001	2,001	—
2.75% senior bank notes due December 2010	999	999	—
LIBOR floating rate senior bank notes due June 2010	750	750	—
4.375% senior notes due December 2010	496	495	493
LIBOR floating rate senior notes due June 2012	350	350	350
LIBOR floating rate senior notes due June 2009	—	250	250
LIBOR floating rate senior debt notes due 2008	—	—	400
4.50% senior debt notes due 2008	—	—	350
6.625% junior subordinated notes due May 2047	498	700	700
8.875% junior subordinated notes due June 2048	345	345	345
Other long-term debt	467	484	512
Valuation adjustments on hedged long-term debt	253	320	116

	$18,238	$19,231	$13,319

Long-term borrowings decreased $993 million since year-end 2008 due primarily to decreases in Federal Home Loan Bank (“FHLB”) advances of approximately $280 million and the maturities of $175 million in subordinated notes during the first quarter and $250 million of senior notes in the second quarter of 2009.

On June 22, 2009, the Company exchanged 33 million common shares for $202 million of outstanding 6.625% trust preferred securities issued by Regions Financing Trust II (“the Trust”). The trust preferred securities were exchanged for junior subordinated notes issued by the Company to the Trust. The Company recognized a pre-tax gain of approximately $61 million on the extinguishment of the junior subordinated notes (see Note 3 “Stockholders’ Equity and Comprehensive Income” to the consolidated financial statements).

STOCKHOLDERS’ EQUITY

Stockholders’ equity was $18.7 billion at June 30, 2009 compared to $16.8 billion at December 31, 2008 with the increase primarily generated from public offerings of common and preferred stock during the second quarter. During the first six months of 2009, net loss reduced stockholders’ equity by $111 million, cash dividends declared reduced equity by $82 million for common stock and $89 million for preferred stock, and changes in accumulated other comprehensive income reduced equity by $14 million.

On May 7, 2009, the final results of the Federal Reserve’s Supervisory Capital Assessment Program (“SCAP”) were released requiring Regions to submit a capital plan to its regulators detailing the steps to be utilized to increase total Tier 1 common by $2.5 billion, of which at least $0.4 billion had to be new Tier 1 equity (see Table 11 and Table 13 for further discussion).

On May 20, 2009, the Company issued 287,500 shares of mandatory convertible preferred stock, Series B (“Series B shares”), generating net proceeds of approximately $278 million. Regions will pay annual dividends at a rate of 10% per share on the initial liquidation preference of $1,000 per share. Series B shares may be converted into common shares: 1) at December 15, 2010 (the “mandatory conversion date”), 2) prior to December 15, 2010 at the option of the holder, 3) upon occurrence of certain changes in ownership as defined in the offering documents, or 4) prior to December 15, 2010 at the option of the Company. At the mandatory conversion date, the Series B shares are subject to conversion into shares of Regions’ common stock with a per share conversion rate of not more than approximately 250 shares of common stock and not less than approximately 227 shares of common stock dependent upon the applicable market price, subject to anti-dilution adjustments. The Series B shares are not redeemable and rank senior to common stock and to each other class of capital stock established in the future, and on parity with the Series A preferred stock previously issued to the U.S. Treasury. If converted at June 30, 2009, approximately 71 million shares of Regions’ common stock would have been issued.

The Company’s public equity offering of common stock, announced May 20, 2009, resulted in the issuance of 460 million shares at $4 per share, generating proceeds of approximately $1.8 billion, net of issuance costs.

In addition to the offerings mentioned above, the Company also exchanged approximately 33 million common shares for $202 million of outstanding 6.625% trust preferred securities issued by Regions Financing Trust II (“the Trust”). The trust preferred securities were exchanged for junior subordinated notes issued by the Company to the Trust. The Company recognized a pre-tax gain of approximately $61 million on the extinguishment of the junior subordinated notes. The increase in shareholders’ equity related to the debt for common share exchange was approximately $135 million, net of issuance costs and income taxes.

These public offerings along with other capital raising efforts result in Regions fully meeting the Tier 1 common equity capital requirements prescribed by the Federal Reserve’s SCAP.

Regions’ ratio of stockholders’ equity to total assets was 13.12% at June 30, 2009, compared to 11.50% at December 31, 2008. Regions’ ratio of tangible common stockholders’ equity to tangible assets was 6.59% at June 30, 2009, compared to 5.23% at December 31, 2008 (see Table 13 “GAAP to Non-GAAP Reconciliation” for further discussion).

At June 30, 2009, Regions had 23.1 million common shares available for repurchase through open market transactions under an existing share repurchase authorization. There were no treasury stock purchases through open market transactions during the first six months of 2009. The Company’s ability to repurchase its common stock is limited by the terms of the Purchase Agreement between Regions and the U.S. Treasury entered into on November 14, 2008, pursuant to the U.S. Treasury’s Capital Purchase Program. See Part II, Item 2 (“Unregistered Sales of Equity Securities and Use of Proceeds”).

The Board of Directors declared a $0.01 cash dividend for the second quarter of 2009, compared to $0.10 for the fourth quarter of 2008 and $0.38 for the second quarter of 2008. Given the current operating environment, the quarterly cash dividend was reduced to further strengthen Regions’ capital position.

REGULATORY CAPITAL REQUIREMENTS

Regions and Regions Bank are required to comply with capital adequacy standards established by banking regulatory agencies. Currently, there are two basic measures of capital adequacy: risk-based measures and a leverage measure.

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

In connection with the SCAP, banking regulators began supplementing their assessment of the capital adequacy of a bank based on a variation of Tier 1 capital, known as Tier 1 common equity. While not codified, analysts and banking regulators have assessed Regions’ capital adequacy using the tangible common stockholders’ equity and/or the Tier 1 common equity measure. Because tangible common stockholders’ equity and Tier 1 common equity are not formally defined by GAAP or codified in the federal banking regulations, these measures are considered to be non-GAAP financial measures and other entities may calculate them differently than Regions’ disclosed calculations (see Table 13 “GAAP to Non-GAAP Reconciliation” for further details).

The following chart summarizes the applicable holding company and bank regulatory capital requirements. Regions’ capital ratios at June 30, 2009, December 31, 2008 and June 30, 2008 substantially exceeded all regulatory requirements.

Table 11—Regulatory Capital Requirements

	June 30, 2009 Ratio	December 31, 2008 Ratio	June 30, 2008 Ratio	To Be Well Capitalized
Tier 1 Common (non-GAAP):
Regions Financial Corporation	8.05%	6.57%	6.52%	NA
Tier 1 Capital:
Regions Financial Corporation	12.16%	10.38%	7.48%	6.00%
Regions Bank	8.64	8.41	8.59	6.00
Total Capital:
Regions Financial Corporation	16.19%	14.64%	11.77%	10.00%
Regions Bank	11.79	11.55	11.70	10.00
Leverage:
Regions Financial Corporation	9.62%	8.47%	6.78%	5.00%
Regions Bank	6.86	6.91	7.85	5.00

LIQUIDITY

GENERAL

Liquidity is an important factor in the financial condition of Regions and affects Regions’ ability to meet the borrowing needs and deposit withdrawal requirements of its customers. Assets, consisting principally of loans and securities, are funded by customer deposits, purchased funds, borrowed funds and stockholders’ equity. The challenges of the current market environment demonstrate the importance of having and using various sources of liquidity to satisfy the Company’s funding requirements. See Note 12 “Commitments and Contingencies” to the consolidated financial statements for additional discussion of the Company’s funding requirements.

The securities portfolio is one of Regions’ primary sources of liquidity. Maturities of securities provide a constant flow of funds available for cash needs (see Note 6 “Securities” to the consolidated financial statements). Maturities in the loan portfolio also provide a steady flow of funds. Additional funds are provided from payments on consumer loans and one-to-four family residential mortgage loans. Historically, Regions’ high levels of pre-provision earnings have also contributed to cash flow. In addition, liquidity needs can be met by the borrowing of funds in state and national money markets. Since the fourth quarter of 2008 Regions has not been reliant on unsecured funding from the short-term markets. Regions has continued to test those markets and has entered them only when opportunistic trading is available. The Company’s funding and contingency planning does not currently include any reliance on unsecured sources. Regions has chosen to focus on using short-term secured sources of funding until longer term organic balance sheet solutions can be implemented.

Historically, Regions’ liquidity has been enhanced by its relatively stable deposit base. While this deposit base is significant in size, during most of 2008, deposit disintermediation through a flight to quality, such as Treasury securities, and increased pricing competition from community banks and some large competitors led to a reduction in deposits. However, during the fourth quarter of 2008 and the first six months of 2009, Regions’ customer base grew substantially in response to competitive offers and customers’ desire to lock-in rates in the falling rate environment, as well as the introduction of new consumer and business checking products.

Regions’ financing arrangement with the FHLB adds additional flexibility in managing its liquidity position. As of June 30, 2009 Regions’ borrowings from the FHLB totaled $7.8 billion. The maximum additional amount that could be borrowed under the current borrowing agreement is approximately $1.4 billion. However, the actual borrowing capacity is contingent on the amount of collateral pledged to the FHLB. At June 30, 2009, approximately $9.6 billion of first mortgage loans on one-to-four family dwellings and home equity lines of credit and commercial real estate loans held by Regions Bank and its subsidiaries were pledged to secure borrowings from the FHLB. Investment in FHLB stock is required in relation to the level of outstanding borrowings. Regions held $466.2 million in FHLB Atlanta stock at June 30, 2009. The FHLB has been and is expected to continue to be a reliable and economical source of funding.

In May 2007, Regions filed a shelf registration statement with the U.S. Securities and Exchange Commission. This shelf registration does not have a capacity limit and can be utilized by Regions to issue various debt and/or equity securities.

At June 30, 2009, Regions Bank had issued the maximum amount of $5 billion under its previously approved Bank Note program. In July 2008, the Board of Directors approved a new Bank Note program that allows Regions Bank to issue up to $20 billion aggregate principal amount of bank notes that can be outstanding at any one time. No issuances have been made under this program as of June 30, 2009. Notes issued under the new program may be senior notes with maturities from 30 days to 15 years and subordinated notes with maturities from 5 years to 30 years. These notes are not deposits and they are not insured or guaranteed by the FDIC. Under the Temporary Liquidity Guarantee Program, Regions issued $3.75 billion in guaranteed bank notes during the fourth quarter of 2008. Based on the terms of the program, with prior approval of the FDIC, Regions has remaining capacity to issue an additional $3.8 billion. The program is set to expire in October 2009.

As of June 30, 2009, based on assets available for collateral as of that date, Regions can borrow either an additional $17.3 billion with terms of less than 29 days, or $13.8 billion with terms of greater than or equal to 29 days, from the Federal Reserve Bank through its discount window and/or the TAF program. As of June 30, 2009, Regions had outstanding through the TAF $2.0 billion at a rate of 0.25%, which matured on July 16, 2009. Regions does not currently have any plans to borrow again through the TAF program. However, the program will continue to be a short-term, inexpensive contingency option for the Company until longer term organic solutions can be implemented. Future fundings under commitments to extend credit would increase Regions’ borrowing capacity under these programs.

Regions may, from time to time, consider opportunistically retiring our outstanding securities, including our subordinated debt, trust preferred securities and preferred shares in privately negotiated or open market transactions for cash or common shares.

Morgan Keegan maintains certain lines of credit with unaffiliated banks to manage liquidity in the ordinary course of business.

See the Stockholders’ Equity section for discussion of the Federal Reserve’s Supervisory Capital Assessment Program.

RATINGS

During the second quarter of 2009, Regions experienced rating actions by three rating agencies including Moody’s Investors Services (“Moody’s”), Fitch Ratings (“Fitch”), and Standard & Poor’s (“S&P”). The agencies downgraded Regions’ ratings on May 18, 2009, June 16, 2009 and June 17, 2009, respectively. The following tables present debt ratings information of Regions Financial Corporation and Regions Bank by S&P, Moody’s, Fitch and Dominion Bond Rating Service as of June 30, 2009 and March 31, 2009:

Table 12—Credit Ratings

As of June 30, 2009
	Standard & Poor’s	Moody’s	Fitch	Dominion
Regions Financial Corporation
Senior notes	BBB+	Baa3	A-	A
Subordinated notes	BBB	Ba1	BBB+	AL
Junior subordinated notes	BB+	Ba2	BBB	AL
Regions Bank
Short-term debt	A-2	P-2	F1	R-1M
Long-term bank deposits	A-	Baa1	A	AH
Long-term debt	A-	Baa1	A-	AH
Subordinated debt	BBB+	Baa2	BBB+	A

As of March 31, 2009
	Standard & Poor’s	Moody’s	Fitch	Dominion
Regions Financial Corporation
Senior notes	A	A3	A	A
Subordinated notes	A-	Baa1	A-	AL
Junior subordinated notes	BBB	Baa1	BBB+	AL
Regions Bank
Short-term debt	A-1	P-1	F1	R-1M
Long-term bank deposits	A+	A2	A+	AH
Long-term debt	A+	A2	A	AH
Subordinated debt	A	A3	A-	A

The downgrades of Regions Bank short-term debt increased fundings of VRDNs (see discussion in “Loans” section of Management’s Discussion and Analysis).

As of June 30, 2009, Moody’s maintained a creditwatch with negative implications on Regions Financial Corporation’s junior subordinated notes.

On July 22, 2009, Dominion Bond Rating Service issued a creditwatch with negative implications on Regions Financial Corporation’s senior notes, subordinated notes and junior subordinated notes, as well as Regions Bank’s short-term debt, long-term bank deposits, long-term debt and subordinated debt.

A security rating is not a recommendation to buy, sell or hold securities, and the ratings above are subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating.

OPERATING RESULTS

The tables below present computations of earnings and certain other financial measures excluding merger charges, including “average tangible common stockholders’ equity”, end of period “tangible common stockholders’ equity” and “Tier 1 common equity” all of which are non-GAAP. Merger charges are included in financial results presented in accordance with generally accepted accounting principles (“GAAP”). Regions believes the exclusion of merger charges in expressing earnings and certain other financial measures, including “earnings per common share, excluding merger charges” and “return on average tangible common stockholders’ equity, excluding merger charges” provides a meaningful base for period-to-period and company-to-company comparisons, which management believes will assist investors in analyzing the operating results of the Company and predicting future performance. These non-GAAP financial measures are also used by management to assess the performance of Regions’ business, because management does not consider merger charges to be relevant to ongoing operating results. Management and the Board of Directors utilize these non-GAAP financial measures as follows:

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

Tangible common stockholders’ equity ratios have become a focus of some investors and management believes they may assist investors in analyzing the capital position of the Company absent the effects of intangible assets and preferred stock. Traditionally, the Federal Reserve and other banking regulators have assessed a bank’s capital adequacy based on Tier 1 capital, the calculation of which is codified in federal banking regulations. In connection with the SCAP, these regulators began supplementing their assessment of the capital adequacy of a bank based on a variation of Tier 1 capital, known as Tier 1 common equity. While not codified, analysts and banking regulators have assessed Regions’ capital adequacy using the tangible common stockholders’ equity and/or the Tier 1 common equity measure. Because tangible common stockholders’ equity and Tier 1 common equity are not formally defined by GAAP or codified in the federal banking regulations, these measures are considered to be non-GAAP financial measures and other entities may calculate them differently than Regions’ disclosed calculations. Since analysts and banking regulators may assess Regions’ capital adequacy using tangible common stockholders’ equity and Tier 1 common equity, Regions believes that it is useful to provide investors the ability to assess Regions’ capital adequacy on these same bases.

Tier 1 common equity is often expressed as a percentage of risk-weighted assets. Under the risk-based capital framework, a bank’s balance sheet assets and credit equivalent amounts of off-balance sheet items are assigned to one of four broad risk categories. The aggregated dollar amount in each category is then multiplied by the risk weighting assigned to that category. The resulting weighted values from each of the four categories are added together and this sum is the risk-weighted assets total that, as adjusted, comprises the denominator of certain risk-based capital ratios. Tier 1 capital is then divided by this denominator (risk-weighted assets) to determine the Tier 1 capital ratio. Adjustments are made to Tier 1 capital to arrive at Tier 1 common equity. Tier 1 common equity is also divided by the risk-weighted assets to determine the Tier 1 common equity ratio. The amounts disclosed as risk-weighted assets are calculated consistent with banking regulatory requirements.

Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied and are not audited. To mitigate these limitations, Regions has policies in place to address expenses that qualify as merger charges, procedures in place to approve and segregate merger charges from other normal operating expenses and procedures in place to ensure that these measures are calculated using the appropriate GAAP or regulatory components to ensure that the Company’s operating results and capital performance are properly reflected for period-to-period comparisons. Although these non-GAAP financial measures are frequently used by stakeholders in the evaluation of a company, they have limitations as analytical tools, and should not be considered in isolation, or as a substitute for analyses of results as reported under GAAP. In particular, a measure of earnings that excludes merger charges does not represent the amount that effectively accrues to stockholders’ equity (i.e., merger charges are a reduction to earnings and stockholders’ equity).

The following tables provide: 1) reconciliations of GAAP net income (loss) available to common shareholders and earnings per common share to non-GAAP financial measures, 2) a reconciliation of average and ending stockholders’ equity (GAAP) to average and ending tangible common stockholders’ equity (non-GAAP), and 3) a reconciliation of stockholders’ equity (GAAP) to Tier 1 capital (regulatory) and to Tier 1 common equity (non-GAAP).

Table 13—GAAP to Non-GAAP Reconciliation

		Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions, except per share data)		2009	2008	2009	2008
INCOME
Net income (loss) (GAAP)		$(188)	$206	$(111)	$543
Preferred stock expense		(56)	—	(107)	—

Net income (loss) available to common shareholders (GAAP)	A	$(244)	$206	$(218)	$543

Net income (loss) available to common shareholders (GAAP)		$(244)	$206	$(218)	$543
Merger-related charges, pre-tax
Salaries and employee benefits		—	47	—	109
Net occupancy expense		—	2	—	3
Furniture and equipment expense		—	5	—	5
Other		—	46	—	59

Total merger-related charges, pre-tax		—	100	—	176
Merger-related charges, net of tax		—	62	—	109

Net income (loss) available to common shareholders, excluding merger charges (non-GAAP)	B	$(244)	$268	$(218)	$652

Weighted-average diluted shares	C	876	696	785	696
Earnings per common share—diluted (GAAP)	A/C	$(0.28)	$0.30	$(0.28)	$0.78

Earnings per common share, excluding merger charges—diluted (non-GAAP)	B/C	$(0.28)	$0.39	$(0.28)	$0.94

RETURN ON AVERAGE TANGIBLE COMMON STOCKHOLDERS’ EQUITY
Average stockholders’ equity (GAAP)		$17,495	$19,782	$17,104	$19,813
Less: Average intangible assets (GAAP)		$6,138	$12,221	$6,153	$12,238
Average preferred equity (GAAP)		$3,421	$—	$3,366	$—

Average tangible common stockholders’ equity (non-GAAP)	D	$7,936	$7,561	$7,585	$7,575
Return on average tangible common stockholders’ equity (non-GAAP)(1)	A/D	(12.34)%	10.98%	(5.81)%	14.42%

Return on average tangible common stockholders’ equity, excluding merger charges (non-GAAP)(1)	B/D	(12.34)%	14.29%	(5.81)%	17.32%

		Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions, except per share data)		2009	2008	2009	2008
TANGIBLE COMMON RATIOS
Ending stockholders’ equity (GAAP)		18,737	19,708	18,737	19,708
Less: Ending intangible assets (GAAP)		6,124	12,224	6,124	12,224
Ending preferred equity (GAAP)		3,603	—	3,603	—

Ending tangible common stockholders’ equity (non-GAAP)	E	9,010	7,484	9,010	7,484
Ending total assets (GAAP)		142,811	144,436	142,811	144,436
Less: Ending intangible assets (GAAP)		6,124	12,224	6,124	12,224

Ending tangible assets (non-GAAP)	F	136,687	132,212	136,687	132,212
End of period shares outstanding	G	1,188	695	1,188	695
Tangible common stockholders’ equity to tangible assets (non-GAAP)	E/F	6.59%	5.67%	6.59%	5.67%

Tangible common book value per share (non-GAAP)	E/G	$7.58	$10.77	$7.58	$10.77

TIER 1 COMMON RISK-BASED RATIO
Stockholders’ equity (GAAP)		18,737	19,708	18,737	19,708
Accumulated other comprehensive income		36	(54)	36	(54)
Non-qualifying goodwill and intangibles		(5,845)	(11,894)	(5,845)	(11,894)
Other non-qualifying assets		(423)	(27)	(423)	(27)
Qualifying non-controlling interests		91	90	91	90
Qualifying trust preferred securities		846	1,037	846	1,037

Tier 1 capital (regulatory)		13,442	8,860	13,442	8,860
Qualifying non-controlling interests		(91)	(90)	(91)	(90)
Qualifying trust preferred securities		(846)	(1,037)	(846)	(1,037)
Preferred stock		(3,603)	—	(3,603)	—

Tier 1 common equity (non-GAAP)	H	8,902	7,733	8,902	7,733
Risk-weighted assets (regulatory)	I	110,558	118,526	110,558	118,526
Tier 1 common risk-based ratio (non-GAAP)	H/I	8.05%	6.52%	8.05%	6.52%

(1)	Income statement amounts have been annualized in calculation.

Annualized return on average common equity for the second quarter of 2009 was (6.96%) compared to 4.20% for the same period in 2008. Annualized return on average common equity for the first six months of 2009 was (3.21%) compared to 5.51% for the same period in 2008. Annualized return on average assets for the three months ended June 30, 2009 and 2008 was (0.67%) and 0.58%, respectively. Annualized return on average assets for the first six months of 2009 and 2008 was (0.30)% and 0.77%, respectively. Annualized return on average tangible common equity for the second quarter of 2009 was (12.34%) compared to 10.98% for the same period in 2008. Annualized return on average tangible common equity for the second quarter of 2009 was (5.81%) compared to 6.98% for the same period in 2008.

NET INTEREST INCOME

The following table presents an analysis of net interest income/margin for the three months ended June 30:

Table 14—Consolidated Average Daily Balances and Yield/Rate Analysis

	Three Months Ended June 30
	2009			2008
(Dollars in millions; yields on taxable-equivalent basis)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Federal funds sold and securities purchased under agreements to resell	$508	$1	0.49%	$883	$4	2.05%
Trading account assets	1,221	11	3.58	1,400	19	5.53
Securities:
Taxable	19,453	239	4.92	16,978	208	4.93
Tax-exempt	562	8	6.30	720	15	8.51
Loans held for sale	1,790	16	3.41	650	9	5.94
Loans, net of unearned income(1)(2)	95,382	1,077	4.53	97,194	1,380	5.70
Other interest-earning assets	9,700	8	0.36	636	6	3.61

Total interest-earning assets	128,616	1,360	4.24	118,461	1,641	5.57
Allowance for loan losses	(1,917)			(1,371)
Cash and due from banks	2,269			2,425
Other non-earning assets	17,119			23,046

	$146,087			$142,561

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Savings accounts	$4,029	1	0.11	$3,810	1	0.11
Interest-bearing transaction accounts	14,277	11	0.30	15,397	32	0.84
Money market accounts	22,138	43	0.78	21,427	83	1.56
Time deposits	33,442	275	3.30	29,933	292	3.93
Other	728	—	0.14	2,523	14	2.20

Total interest-bearing deposits	74,614	330	1.78	73,090	422	2.32
Federal funds purchased and securities sold under agreements to repurchase	3,734	3	0.33	7,683	39	2.06
Other short-term borrowings	7,427	13	0.71	7,097	46	2.61
Long-term borrowings	18,829	174	3.70	12,926	144	4.46

Total interest-bearing liabilities	104,604	520	2.00	100,796	651	2.60

Net interest spread			2.24			2.97

Non-interest-bearing deposits	20,421			17,814
Other liabilities	3,567			4,169
Stockholders’ equity	17,495			19,782

	$146,087			$142,561

Net interest income/margin on a taxable-equivalent basis(3)		$840	2.62%		$990	3.36%

Notes:

(1)	Loans, net of unearned income include non-accrual loans for all periods presented.
(2)	Interest income includes net loan fees of $3,796,000 and $8,831,000 for the quarters ended June 30, 2009 and 2008, respectively.
(3)	The computation of taxable-equivalent net interest income is based on the statutory federal income tax rate of 35%, adjusted for applicable state income taxes net of the related federal tax benefit.

The following table presents an analysis of net interest income/margin for the six months ended June 30:

Table 15—Consolidated Average Daily Balances and Yield/Rate Analysis

	Six Months Ended June 30
	2009			2008
(Dollars in millions; yields on taxable-equivalent basis)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Federal funds sold and securities purchased under agreements to resell	$526	$2	0.65%	$932	$11	2.50%
Trading account assets	1,227	24	3.89	1,607	40	5.04
Securities:
Taxable	19,307	478	4.99	16,772	408	4.90
Tax-exempt	624	19	6.32	724	30	8.36
Loans held for sale	1,805	31	3.43	635	18	5.89
Loans, net of unearned income(1)(2)	96,012	2,179	4.58	96,456	2,912	6.07
Other interest-earning assets	7,661	14	0.38	640	13	4.12

Total interest-earning assets	127,162	2,747	4.36	117,766	3,432	5.86
Allowance for loan losses	(1,893)			(1,352)
Cash and due from banks	2,333			2,586
Other non-earning assets	17,230			23,218

	$144,832			$142,218

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Savings accounts	$3,917	2	0.12	$3,755	2	0.12
Interest-bearing transaction accounts	14,591	21	0.28	15,508	78	1.02
Money market accounts	21,674	110	1.03	21,721	199	1.84
Time deposits	33,169	563	3.42	29,753	608	4.11
Other	630	—	0.11	2,658	38	2.83

Total interest-bearing deposits	73,981	696	1.90	73,395	925	2.54
Federal funds purchased and securities sold under agreements to repurchase	3,468	6	0.37	8,218	107	2.63
Other short-term borrowings	8,221	30	0.72	6,244	91	2.93
Long-term borrowings	18,893	358	3.82	12,290	293	4.79

Total interest-bearing liabilities	104,563	1,090	2.10	100,147	1,416	2.84

Net interest spread			2.26			3.02

Non-interest-bearing deposits	19,663			17,708
Other liabilities	3,502			4,550
Stockholders’ equity	17,104			19,813

	$144,832			$142,218

Net interest income/margin on a taxable-equivalent basis(3)		$1,657	2.63%		$2,016	3.44%

Notes:

(1)	Loans, net of unearned income include non-accrual loans for all periods presented.
(2)	Interest income includes net loan fees of $4,452,000 and $18,445,000 for the six months ended June 30, 2009 and 2008, respectively.
(3)	The computation of taxable-equivalent net interest income is based on the statutory federal income tax rate of 35%, adjusted for applicable state income taxes net of the related federal tax benefit.

For the second quarter of 2009, net interest income (taxable-equivalent basis) totaled $840 million compared to $990 million in the second quarter of 2008. The net interest margin (taxable-equivalent basis) was 2.62% in the second quarter of 2009, compared to 3.36% during the second quarter of 2008. For the first six months of 2009, net interest income (taxable-equivalent basis) totaled $1.6 billion compared to $2.0 billion in the first six months of 2008. The net interest margin (taxable-equivalent basis) was 2.63% in the first six months of 2009, compared to 3.44% during the same period of 2008. The decline in the net interest margin is being impacted primarily by factors directly and indirectly associated with the erosion of economic and industry conditions since late 2007. These factors include an unfavorable variation in the general level and shape of the yield curve, rate increases for new debt issuances, and rising non-performing asset levels. Additionally, declining loan yields have not been offset by similar declines in deposit rates due to the competitive demand for deposits within the industry. During 2008, the Federal Reserve lowered the Federal funds rate by approximately 400 basis points in response to recessionary concerns. Regions’ balance sheet was in an asset sensitive position during 2008, meaning that decreases in interest rates caused contraction in the Company’s net interest margin. Recent gains in non-interest bearing deposit balances as well as the benefits of improving spreads on newly originated and renewed loans should help offset the near-term challenges.

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

Exposure to Interest Rate Movements—As of June 30, 2009, Regions was asset sensitive in positioning to both gradual and instantaneous rate shifts. The following table demonstrates the estimated potential effects that gradual (over six months beginning at June 30, 2009 and 2008, respectively) and instantaneous parallel interest rate shifts would have on Regions’ annual net interest income. Where scenarios would indicate negative interest rates, a minimum of zero is applied.

Table 16—Interest Rate Sensitivity

	Estimated Annual % Change in Net Interest Income June 30
Gradual Change in Interest Rates	2009	2008
+200 basis points	8.0%	(0.6)%
+100 basis points	4.5	(0.3)
-100 basis points	(2.6)	(0.5)
-200 basis points	(2.0)	(2.0)

	Estimated Annual % Change in Net Interest Income June 30
Instantaneous Change in Interest Rates	2009	2008
+200 basis points	8.7%	(1.5)%
+100 basis points	5.1	(0.7)
-100 basis points	(2.7)	(0.6)
-200 basis points	(3.1)	(2.7)

DERIVATIVES

Regions uses financial derivative instruments for management of interest rate sensitivity. The Asset and Liability Committee (“ALCO”), which consists of members of Regions’ senior management team, in its oversight role for the management of interest rate sensitivity, approves the use of derivatives in balance sheet hedging strategies. The most common derivatives Regions employs are forward rate contracts, Eurodollar futures contracts, interest rate swaps, options on interest rate swaps, interest rate caps and floors, and forward sale commitments. Derivatives are also used to hedge the risks associated with customer derivatives, which include interest rate, credit and foreign exchange risks. Refer to Note 10, “Derivative Instruments and Hedging Activities” for further discussion.

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

On January 1, 2009, Regions made an election allowed by FAS 156 and began accounting for mortgage servicing rights at fair market value with any changes to fair value being recorded within mortgage income. Also, in early 2009, Regions entered into derivative transactions to mitigate the impact of market value fluctuations related to mortgage servicing rights. Derivative instruments entered into in the future could be materially different from the current risk profile of Regions’ current portfolio.

BROKERAGE AND MARKET MAKING ACTIVITY

REFERENCES BELOW, AND ELSEWHERE IN THIS FORM 10-Q, TO “MORGAN KEEGAN” ARE INTENDED TO INCLUDE NOT ONLY MORGAN KEEGAN & COMPANY, INC. BUT ALSO CERTAIN OF ITS AFFILIATES AND SUBSIDIARIES. YOU SHOULD NOT ASSUME OR INFER THAT ANY SPECIFIC ACTIVITY MENTIONED IS CARRIED ON BY ANY PARTICULAR MORGAN KEEGAN ENTITY.

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

In the normal course of business, Morgan Keegan enters into underwriting and forward and future commitments. At June 30, 2009, the contract amounts of futures contracts were $17 million to purchase and $131 million to sell U.S. Government and municipal securities. Morgan Keegan typically settles its position by entering into equal but opposite contracts and, as such, the contract amounts do not necessarily represent future cash requirements. Settlement of the transactions relating to such commitments is not expected to have a material effect on Regions’ consolidated financial position. Transactions involving future settlement give rise to market risk, which represents the potential loss that can be caused by a change in the market value of a particular financial instrument. Regions’ exposure to market risk is determined by a number of factors, including the size, composition and diversification of positions held, the absolute and relative levels of interest rates, and market volatility.

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

To manage trading risks arising from interest rate and equity price risks, Regions uses a Value at Risk (“VAR”) model along with other risk management methods to measure the potential fair value the Company could lose on its trading positions given a specified statistical confidence level and time-to-liquidate time horizon. The end-of-period VAR was approximately $1.5 million as of June 30, 2009 and $1.1 million at December 31, 2008. Maximum daily VAR utilization during the second quarter of 2009 was $2.6 million and average daily VAR during the same period was $1.9 million.

Morgan Keegan has been an underwriter and dealer in auction rate securities. See Note 12 “Commitments and Contingencies” to the consolidated financial statements as well as Item 1. “Legal Proceedings” of Part II Other Information for more details regarding regulatory action related to Morgan Keegan auction rate securities. As of June 30, 2009, customers of Morgan Keegan owned approximately $365 million of auction rate securities, and Morgan Keegan held approximately $128 million of auction rate securities on the balance sheet.

PROVISION FOR LOAN LOSSES

The provision for loan losses is used to maintain the allowance for loan losses at a level that in management’s judgment is adequate to cover losses inherent in the portfolio at the balance sheet date. In the second quarter of 2009, the provision for loan losses was $912 million and net charge-offs were $491 million. In the same quarter of 2008, the provision was $309 million, while net charge-offs were $209 million. Net charge-offs as a percent of average loans (annualized) were 2.06% for the second quarter of 2009 compared to 0.86% for the corresponding period in 2008. For the first six months of 2009, the provision for loan losses was $1.3 billion and net charge-offs were $881 million. For the same period of 2008, the provision for loan losses was $490 million and net charge-offs were $334 million. Net charge-offs as a percent of average loans (annualized) was 1.85% for the first six months of 2009 compared to 0.70% for the corresponding period in 2008. The increase in the loan loss provision for the second quarter and the first half of 2009 was primarily driven by focused efforts to identify and address loan portfolio stress, as well as continued deterioration in the residential homebuilder, condominium and home equity portfolios. The severe economic recession which has been an outgrowth of a protracted national housing slump is continuing to affect the residential real estate industry. These developments resulted in a significant migration of homebuilder and condominium loans into non-performing status. To a lesser extent, the increase in non-performing loans was driven by recent increases in non-performing loans secured by income producing properties. The Company considers increases in non-performing loans to be one of the indicators of increased risks inherent in the portfolio. These increased risks drove the need for a higher level of allowance for loan losses, requiring charges to the provision for loan losses. Given continuing pressure on residential property values—especially in Florida and North Georgia—increasing unemployment and a generally uncertain economic backdrop, the Company expects credit costs to remain elevated.

CREDIT RISK

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

NON-INTEREST INCOME

The following tables present a summary of non-interest income:

Table 17—Non-Interest Income

	Three Months Ended June 30		% Change
(In millions)	2009	2008
Service charges on deposit accounts	$288	$294	(2.20)%
Brokerage, investment banking and capital markets	263	272	(3.28)
Mortgage income	64	25	157.45
Trust department income	48	59	(18.43)
Securities gains, net	108	1	NM
Insurance commissions and fees	27	27	(1.15)
Leveraged lease termination gains	189	—	NM
Gain on sale of Visa shares	80	—	NM
Gain on early extinguishment of debt	61	—	NM
Other miscellaneous income	71	66	7.73

	$1,199	$744	61.08%

	Six Months Ended June 30		% Change
(In millions)	2009	2008
Service charges on deposit accounts	$557	$566	(1.67)%
Brokerage, investment banking and capital markets	480	545	(11.90)
Mortgage income	137	71	94.40
Trust department income	94	116	(18.98)
Securities gains, net	161	92	73.92
Insurance commissions and fees	55	58	(4.79)
Leveraged lease termination gains	512	—	NM
Visa-related gains	80	63	26.98
Gain on early extinguishment of debt	61	—	NM
Other miscellaneous income	128	141	(9.35)

	$2,265	$1,652	37.08%

Total non-interest income increased in the second quarter and first six months of 2009 compared to the same periods of 2008, due primarily to several items impacting the 2009 periods with no corresponding impact on the 2008 periods. These items include gains from terminations of leveraged leases and a gain on extinguishment of debt realized in connection with the Company’s issuance of common stock in exchange for trust preferred securities. Higher gains from sales of portfolio securities also contributed to the increases. The impact of the sale of Visa shares in the first six months of 2009 was partially offset by the redemption of Visa shares in the first six months of 2008. Additionally, as discussed in detail below, mortgage income was higher in the second quarter and first six months of 2009 compared to the same periods of 2008. Decreases in non-interest income attributable to service charges on deposit accounts and to brokerage, investment banking and capital markets income partially offset the increases.

Service charges on deposit accounts—Service charges on deposit accounts decreased in the second quarter of 2009 and the first six months of 2009 by $6 million and $9 million, respectively, compared to the same periods in 2008. Service charge revenues primarily reflect a weakening economy in 2009 as compared to 2008 with lower transaction volumes and overall activity.

Brokerage, investment banking and capital markets—Brokerage, investment banking and capital markets income decreased in the second quarter of 2009 and the first six months of 2009 by $9 million and $65 million, respectively, compared to the same periods in 2008. The decreases were due primarily to general economic pressure and lower asset valuations. The majority of this category of income is generated by Morgan Keegan.

The following table details the components of net income contributed by Morgan Keegan:

Table 18—Morgan Keegan

	Three Months Ended June 30		Six Months Ended June 30
(In millions)	2009	2008	2009	2008
Revenues:
Commissions	$48	$65	$97	$133
Principal transactions	122	55	216	126
Investment banking	56	71	89	126
Interest	19	43	41	91
Trust fees and services	44	53	85	103
Investment advisory	32	54	61	105
Other	16	9	23	20

Total revenues	337	350	612	704
Expenses:
Interest expense	5	21	11	50
Non-interest expense	285	268	533	544

Total expenses	290	289	544	594

Income before income taxes	47	61	68	110
Income taxes	17	23	25	41

Net income	$30	$38	$43	$69

The following table details the breakout of revenue by division contributed by Morgan Keegan:

Table 19—Morgan Keegan

Breakout of Revenue by Division

(Dollars in millions)	Private Client	Fixed-Income Capital Markets	Equity Capital Markets	Regions MK Trust	Asset Management	Interest And Other
Three months ended June 30, 2009:
Gross revenue	$78	$120	$26	$49	$43	$21
Percent of gross revenue	23.2%	35.5%	7.6%	14.6%	12.7%	6.4%
Three months ended June 30, 2008:
Gross revenue	$87	$97	$34	$57	$43	$32
Percent of gross revenue	24.9%	27.7%	9.7%	16.3%	12.3%	9.1%
Six months ended June 30, 2009:
Gross revenue	$152	$225	$38	$97	$74	$26
Percent of gross revenue	24.8%	36.8%	6.2%	15.9%	12.1%	4.2%
Six months ended June 30, 2008:
Gross revenue	$176	$187	$81	$111	$85	$64
Percent of gross revenue	25.0%	26.6%	11.5%	15.8%	12.1%	9.0%

Mortgage income—Mortgage income increased in the second quarter of 2009 and the first six months of 2009 by $39 million and $66 million, respectively, compared to the same periods in 2008. The quarterly and year-to-date increases were due to customers taking advantage of historically low mortgage rates as the Company experienced a record $3.1 billion and $5.8 billion in mortgage originations during the second quarter and first half of 2009, respectively. Included in mortgage income during the second quarter and first six months of 2009 was a net reduction of $1.8 million and $2.8 million, respectively, due to the impact of the market valuation adjustment for mortgage servicing rights and related derivatives.

Trust department income—Trust department income decreased in the second quarter of 2009 and the first six months of 2009 by $11 million and $22 million, respectively, compared to the same periods in 2008. The decrease during the 2009 periods is primarily due to lower overall asset valuations.

Securities gains, net—Securities gains increased in the second quarter of 2009 and the first six months of 2009 by $107 million and $69 million, respectively, compared to the same periods in 2008. The increases reflect a higher realization on sale of portfolio securities within the available for sale category as part of the Company’s asset/liability management strategies. In the first quarter of 2009, Regions sold approximately $656 million of U.S. Treasury securities available for sale and recognized a gain of approximately $53 million. The proceeds were reinvested in U.S. government agency mortgage-backed securities classified as available for sale. In the second quarter of 2009, Regions sold approximately $1.4 billion of agency debentures available for sale and recognized a gain of approximately $108 million. The proceeds were reinvested in U.S Government Agency mortgage-backed securities classified as available for sale, as part of Regions asset/liability management strategy.

Leveraged lease termination gains—During the second quarter and the first six months of 2009, non-interest income includes gains of $189 million and $512 million, respectively, relating to the Company’s termination of certain leveraged lease transactions. A 2008 settlement with the IRS negatively impacted the economics of Regions’ leveraged lease portfolio. Consequently, these transactions in the first six months of 2009 offered Regions the opportunity to redeploy capital at higher returns. The termination gains included in non-interest income were largely offset by increases in income tax expense of $196 million for the second quarter of 2009 and $511 million for the first six months of 2009, resulting in a minimal impact of the leveraged lease terminations to net income.

Visa-related gains—In the first quarter of 2008, Visa executed an initial public offering (IPO) of common stock and, in connection with the IPO, Regions’ ownership interest in Visa was converted into Class B common stock of approximately 3.8 million shares. Regions recognized a $63 million gain upon the redemption which increased non-interest income for the six months ended June 30, 2008. In the second quarter of 2009, Regions sold the Visa Class B common stock referred to above to a third party. The sale resulted in a gain of $80 million, increasing non-interest income for the second quarter and the first six months of 2009.

Gain on early extinguishment of debt—In the second quarter of 2009, Regions settled its offer to exchange common shares for outstanding 6.625% Trust Preferred Securities issued by Regions Financing Trust II (“the Trust”). In connection with this exchange, the Company recognized a gain on extinguishment of junior subordinated debt issued to the Trust. The extinguishment resulted in an increase to non-interest income of $61 million for the second quarter and the first six months of 2009, with no corresponding increase for the same periods in 2008. For further details, see Note 3 “Stockholders’ Equity and Comprehensive Income” to the consolidated financial statements.

NON-INTEREST EXPENSE

Table 20 “Non-Interest Expense (including Non-GAAP reconciliation)” presents a summary of non-interest expense, as well as a detail of merger charges (see Table 13 “GAAP to Non-GAAP Reconciliation”). Regions incurred merger-related expenses during the second quarter and first six months of 2008 in connection with the integration of Regions and AmSouth. For expanded discussion of certain significant non-interest expense items, refer to the discussion of each component following the tables presented.

Table 20—Non-interest Expense (including Non-GAAP reconciliation)

	Three Months Ended June 30
	2009(1)	2008			% Change Non-GAAP
(In millions)	GAAP	GAAP	Less: Merger Charges	Non-GAAP
Salaries and employee benefits	$586	$599	$47	$552	6.17%
Net occupancy expense	112	111	2	109	2.41
Furniture and equipment expense	78	87	5	82	(4.86)
Recapture of mortgage servicing rights, net	—	(67)	—	(67)	NM
Professional fees	50	54	4	50	(0.51)
Amortization of core deposit intangible	30	34	—	34	(10.81)
Other real estate owned expense	24	20	—	20	20.78
FDIC premiums	43	2	—	2	NM
FDIC premiums—special assessment	64	—	—	—	NM
Other-than-temporary impairments, net(2)	69	1	—	1	NM
Other miscellaneous expenses	175	300	42	258	(32.33)

	$1,231	$1,141	$100	$1,041	18.25%

(1)	No merger charges were recorded during 2009.
(2)	Includes $260 million for the three months ended June 30, 2009 of gross charges, net of $191 million non-credit portion reported in other comprehensive income (loss).

	Six Months Ended June 30
	2009(1)	2008			% Change Non-GAAP
(In millions)	GAAP	GAAP	Less: Merger Charges	Non-GAAP
Salaries and employee benefits	$1,125	$1,242	$109	$1,133	(0.70)%
Net occupancy expense	219	218	4	214	2.24
Furniture and equipment expense	154	167	5	162	(5.57)
Recapture of mortgage servicing rights, net	—	(25)	—	(25)	NM
Marketing	37	52	13	39	(6.14)
Professional fees	103	89	7	82	25.22
Amortization of core deposit intangible	61	69	—	69	(11.02)
Other real estate owned expense	50	27	—	27	84.01
Loss on early extinguishment of debt	—	66	—	66	NM
FDIC premiums	53	5	—	5	NM
FDIC premiums—special assessment	64	—	—	—	NM
Other-than-temporary impairments, net(2)	72	1	—	1	NM
Other miscellaneous expenses	351	480	38	442	(20.59)

	$2,289	$2,391	$176	$2,215	3.30%

(1)	No merger charges were recorded during 2009.
(2)	Includes $263 million for the six months ended June 30, 2009 of gross charges, net of $191 million non-credit portion reported in other comprehensive income (loss).

Salaries and employee benefits—During the second quarter of 2009, salaries and benefits increased $34 million compared to the second quarter of 2008 (excluding merger charges) due primarily to incentives tied to mortgage and deposit growth which increased during the same period. The increase was partially offset by a reduced level of expense due to lower headcount. In the first six months of 2009, salaries and employee benefits declined $8 million compared to the same period of 2008 (excluding merger charges) due primarily to lower headcount. As of June 30, 2009, Regions employed 29,838 associates compared to 31,564 at June 30, 2008.

Recapture of mortgage servicing rights, net—During the second quarter of 2009 and the first six months of 2009, non-interest expense decreased when compared to the same periods in 2008 by $67 million and $25 million, respectively, due to 2008 recapture of mortgage servicing rights. In January 2009, Regions began accounting for mortgage servicing rights at fair market value with any changes to fair value being recorded in mortgage income. Accordingly, there is no similar impact to the corresponding 2009 periods.

Professional fees—Professional fees for the second quarter of 2009 were flat as compared to the same period in 2008 (excluding merger charges). For the six months ended June 30, 2009, professional fees increased $21 million when compared to the corresponding period of 2008. The increase is primarily due to higher legal expenses incurred by Morgan Keegan in 2009.

Other real estate owned (“OREO”) expense—OREO expense increased in the second quarter of 2009 and the first six months of 2009 as compared to the corresponding periods in 2008 by $4 million and $23 million, respectively. The increased expense in both periods is related to the continued decline in the housing market as well as an increase in volume of OREO properties held on the balance sheet.

FDIC premiums—FDIC premiums increased in the second quarter of 2009 and the first six months of 2009 as compared to the corresponding periods in 2008 by $41 million and $48 million, respectively. The increases resulted from higher insured deposit balances and higher premium rates. Additionally, beginning in the second quarter of 2009, Regions had utilized its remaining assessment credits, which contributed further to the increase in premiums in 2009.

FDIC premiums—special assessment—Regions incurred a $64 million premium during the second quarter of 2009 to replenish the Deposit Insurance Fund. It is possible that additional special assessments will be incurred during 2009.

Other-than-temporary impairments, net (OTTI)—OTTI increased in the second quarter of 2009 and the first six months of 2009 as compared to the corresponding periods in 2008 by $68 million and $71 million, respectively. See Note 6 “Securities” to the consolidated financial statements and Table 7 “Securities” for further details.

Other miscellaneous expenses—Other miscellaneous expenses decreased in the second quarter of 2009 and the first six months of 2009 as compared to the corresponding periods in 2008 (excluding merger charges) by $83 million and $91 million, respectively. The decreases in both periods were attributable to several factors. As discussed above, in January 2009, Regions began accounting for mortgage servicing rights at fair market value with any changes to fair value being recorded in mortgage income. At that time, Regions was no longer required to adjust non-interest expense for amortization of mortgage servicing rights. The impact of the amortization expense for the second quarter of 2008 and the first six months of 2008 was $22 million and $46 million, respectively. There was no corresponding impact for the same periods in 2009, resulting in a decrease to other non-interest expense. Additionally, included in other non-interest expense for the first quarter of 2008 was a $66 million loss on the early extinguishment of debt related to the redemption of subordinated notes and a $25 million write-down on the investment in two Morgan Keegan mutual funds. As there were no similar expenses during 2009, these items also contributed to the reduction in non-interest expense for the six months ended June 30, 2009 as compared to the same period in 2008. The impact of these items on the change in other miscellaneous expenses for the first six months of 2009 as compared to the corresponding period in 2008 was partially offset by a first quarter 2008 reduction in litigation expense related to the Visa IPO.

INCOME TAXES

Regions’ second quarter and year-to-date 2009 provision for income taxes increased $8 million and $165 million, respectively, compared to the same periods in 2008. The effective tax rate for the second quarter and first six months of 2009 was (66.0%) and 139.8%, respectively, compared to 24.5% and 29.3% in the second quarter and first six months of 2008, respectively. The second quarter 2009 effective tax rate resulted from the tax expense generated by leveraged lease terminations even though there was a pre-tax loss for the quarter. The year-to-date 2009 effective tax rate was unusually high for the same reason.

Income taxes for financial reporting purposes differs from the amount computed by applying the statutory federal income tax rate of 35% for the three and six months ended June 30, for the reasons below:

Table 21—Income Taxes

	Three Months Ended June 30
(In millions)	2009	2008

Tax on income computed at statutory federal income tax rate	$(40)	$96
Increase (decrease) in taxes resulting from:
Leveraged lease terminations	149	—
Tax credits	(22)	(14)
Lease financing adjustment	12	13
Tax-exempt income from obligations of states and political subdivisions	(5)	(7)
State income tax, net of federal tax benefit	(13)	1
Bank-owned life insurance	(7)	(8)
Other, net	1	(14)

	$75	$67

Effective tax rate	(66.0)%	24.5%

	Six Months Ended June 30
(In millions)	2009	2008
Tax on income computed at statutory federal income tax rate	$98	$269
Increase (decrease) in taxes resulting from:
Leveraged lease terminations	341	—
Tax credits	(41)	(28)
Lease financing adjustment	28	21
Tax-exempt income from obligations of states and political subdivisions	(11)	(14)
State income tax, net of federal tax benefit	(11)	6
Bank-owned life insurance	(13)	(17)
Other, net	(1)	(12)

	$390	$225

Effective tax rate	139.8%	29.3%

Periodically, Regions invests in pass-through investment vehicles that generate tax credits, principally low-income housing, which directly reduce Regions’ federal income tax liability. Congress has legislated these tax credit programs to encourage capital inflows to these investment vehicles. The amount of tax benefit recognized from these tax credits was $22 million and $41 million in the second quarter and first six months of 2009, respectively, compared to $14 million and $28 million in the second quarter and first six months of 2008, respectively.

Regions has segregated a portion of its investment securities and intellectual property into separate legal entities in order to, among other business purposes, maximize the return on such assets by the professional and focused management thereof. Regions has recognized state tax benefits related to these legal entities of $7 million and $14 million in the second quarter and first six months of 2009, respectively, compared to $10 million and $21 million in the second quarter and first six months of 2008, respectively.

Management’s determination of the realization of deferred tax assets is based upon management’s judgment of various future events and uncertainties, including the timing, nature and amount of future income earned by certain subsidiaries and the implementation of various plans to maximize realization of deferred tax assets in addition to taxable income within the carryback period. Management believes that the subsidiaries will generate sufficient operating earnings to realize the deferred tax benefits. However, management does not believe that it is more-likely-than-not that all of its state net operating loss carryforwards will be realized. Accordingly, a valuation allowance has been established in the amount of $24 million against such benefits at June 30, 2009, compared to $23 million at June 30, 2008.

Regions and its subsidiaries file income tax returns in the United States, as well as in various state jurisdictions. As the successor of acquired taxpayers, Regions is responsible for the resolution of audits from both federal and state taxing authorities. In December 2008, the Company reached an agreement with the Internal Revenue Service Appeals Division on the Federal tax treatment of a broad range of uncertain tax positions. The agreement covered the Federal tax returns of Regions Financial Corporation, Union Planters Corporation and AmSouth Bancorporation for tax years 1999-2006. With a few exceptions in certain state jurisdictions, the Company is no longer subject to state and local income tax examinations by taxing authorities for years before 2000, which would include audits of acquired entities. Certain states have proposed various adjustments to the Company’s previously filed tax returns. Management is currently evaluating those proposed adjustments; however, the Company does not anticipate the adjustments would result in a material change to its financial position or results of operations.

As of June 30, 2009 and December 31, 2008, the liability for gross unrecognized tax benefits was approximately $54 million and $55 million, respectively. Essentially, all of the Company’s liability for gross unrecognized tax benefits as of June 30, 2009 would reduce the Company’s effective tax rate, if recognized. As of June 30, 2009, the Company recognized a liability of approximately $29 million for interest, on a pre-tax basis.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Reference is made to pages 65 through 68 included in Management’s Discussion and Analysis.

Item 4.	Controls and Procedures

Based on an evaluation, as of the end of the period covered by this Form 10-Q, under the supervision and with the participation of Regions’ management, including its Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer have concluded that Regions’ disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) are effective. During the quarter ended June 30, 2009, there have been no changes in Regions’ internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Regions’ internal control over financial reporting.

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

In late 2007 and during 2008, Regions and certain of its affiliates were named in class-action lawsuits filed in federal and state courts on behalf of investors who purchased shares of certain Regions Morgan Keegan Select Funds (the “Funds”) and shareholders of Regions. The Funds were formerly managed by Morgan Asset Management, Inc. The complaints contain various allegations, including claims that the Funds and the defendants misrepresented or failed to disclose material facts relating to the activities of the Funds. No class has been certified, and at this stage of the lawsuits Regions cannot determine the probability of a material adverse result or reasonably estimate a range of potential exposures, if any. However, it is possible that an adverse resolution of these matters may be material to Regions’ business, consolidated financial position or results of operations.

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

In July 2009, Morgan Keegan & Company, Inc. (“Morgan Keegan”), a wholly-owned subsidiary of Regions, Morgan Asset Management, Inc. and three employees each received a Wells notice from the Staff of the Atlanta Regional Office of the Securities and Exchange Commission (“SEC”) stating that the Staff intends to recommend that the Commission bring enforcement actions for possible violations of the federal securities laws. The potential actions relate to the Staff’s investigation of the Funds. Additionally, in July 2009, Morgan Keegan received a Wells notice from the enforcement staff of the Financial Industry Regulatory Authority (“FINRA”) advising Morgan Keegan that it had made a preliminary determination to recommend discipline against Morgan Keegan for violation of various NASD rules relating to sales of the Funds during 2006 and 2007. A Wells notice is neither a formal allegation nor a finding of wrongdoing. The notices provide the recipients the opportunity to provide their perspective and to address issues raised prior to any formal action being taken by the SEC or FINRA. Although it is not possible to predict the ultimate resolution or financial liability with respect to these matters, management is currently of the opinion that the outcome of these matters will not have a material effect on Regions’ business, consolidated financial position or results of operations.

In March 2009, Morgan Keegan received a Wells notice from the SEC’s Atlanta Regional Office related to auction rate securities (“ARS”) indicating that the SEC staff intended to recommend that the Commission take civil action against Morgan Keegan. On July 21, 2009, the SEC filed a complaint in United States District Court for the Northern District of Georgia against Morgan Keegan alleging violations of the federal securities laws in connection with ARS that Morgan Keegan underwrote, marketed and sold. The SEC is seeking an injunction against Morgan Keegan for violations of the antifraud provisions of the federal securities laws, as well as disgorgement, financial penalties and other equitable relief for customers, including repurchase by Morgan Keegan of all ARS that it sold prior to March 20, 2008. Beginning in February 2009, Morgan Keegan commenced a voluntary program to repurchase ARS that it underwrote and sold to the firm’s customers, and will extend that repurchase program in the third quarter of 2009 to include ARS that were sold by Morgan Keegan to its customers but were underwritten by other firms. As of June 30, 2009, customers of Morgan Keegan owned approximately $365 million of ARS and Morgan Keegan held approximately $128 million of ARS on its balance sheet. On July 21, 2009, the Alabama Securities Commission issued a “Show Cause” order to Morgan Keegan arising out of the ARS matter that is the subject of the SEC complaint described above. The order requires Morgan Keegan to show cause why its registration as a broker-dealer should not be suspended or revoked in the State of Alabama and also why it should not be subject to disgorgement, repurchasing all ARS sold to Alabama residents and payment of costs and penalties. Although it is not possible to predict the ultimate resolution or financial liability with respect to the ARS matter, management is currently of the opinion that the outcome of this matter will not have a material effect on Regions’ business, consolidated financial position or results of operations.

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

The following are additional risk factors for Regions, to be read in conjunction with Item 1A., “Risk Factors” in Regions Form 10-K for the year ended December 31, 2008.

Legislative and regulatory actions taken now or in the future may have a significant adverse effect on Regions’ operations.

Recent economic conditions, particularly in the financial markets, have resulted in government regulatory agencies and political bodies placing increased focus and scrutiny on the financial services industry. The U.S. Government has intervened on an unprecedented scale, responding to what has been commonly referred to as the financial crisis. In addition to the U.S. Treasury Department’s Capital Purchase Program (“CPP”) under the Troubled Asset Relief Program (“TARP”) announced in the fall of 2008 and the Capital Assistance Program announced last spring, further steps taken include enhancing the liquidity support available to financial institutions, establishing a commercial paper funding facility, temporarily guaranteeing money market funds and certain types of debt issuances, and increasing insurance on bank deposits. Also, the U.S. Congress, through the Emergency Economic Stabilization Act of 2008 and the American Recovery and Reinvestment Act of 2009 (the “ARRA”), has imposed a number of restrictions and limitations on the operations of financial services firms participating in the federal programs. Most recently, on June 17, 2009, the U.S. Government released a financial regulatory reform plan that would, if enacted, represent the most sweeping reform of financial regulation and financial services since the 1930s.

These programs and proposals subject Regions and other financial institutions to additional restrictions, oversight and costs that may have an adverse impact on the business, financial condition and results of operations of Regions and its subsidiaries or the price of Regions’ common stock. The financial reform plan would, if enacted, further substantially increase regulation of the financial services industry and impose restrictions on the operations and general ability of firms within the industry to conduct business consistent with historical practices. The financial reform plan contemplates, among other reforms, the creation of a consumer financial protection agency and changes to the capital requirements for banks and financial holding companies. Compliance with these and other parts of the financial reform plan could adversely affect Regions and its subsidiaries, perhaps materially, by significantly increasing compliance costs, impeding the efficiency of internal business processes, limiting the ability to efficiently pursue business opportunities and requiring Regions or Regions Bank to raise additional regulatory capital.

Additionally, federal and state regulatory agencies frequently adopt changes to their regulations or change the manner in which existing regulations are applied. Regions cannot predict the substance or impact of pending or future legislation, regulation or the application thereof. Compliance with any such legislation, regulation or the application thereof may adversely affect the operations of Regions and its subsidiaries, perhaps materially.

The limitations on incentive compensation contained in the ARRA and its implementing regulations may adversely affect Regions’ ability to retain its highest performing employees.

Regions has not yet repurchased the U.S. Treasury’s CPP investment and therefore remains subject to the restrictions on incentive compensation contained in the ARRA. On June 10, 2009, the U.S. Treasury released its interim final rule implementing the provisions of the ARRA and limiting the compensation practices at institutions in which the U.S. Treasury is invested. Some financial institutions have repurchased the U.S. Treasury’s CPP investment, relieving those institutions of the restrictions imposed by the ARRA and the U.S. Treasury’s implementing regulations. Due to these restrictions, Regions may not be able to successfully compete with financial institutions that have repurchased the U.S. Treasury’s investment to retain and attract high performing employees. If this were to occur, Regions and its subsidiaries’ businesses and results of operations could be adversely affected, perhaps materially.

Regions may not be permitted to repurchase the U.S. Treasury’s CPP investment if and when it requests approval to do so.

Although Regions has fully met the Tier 1 common equity capital requirements prescribed by the U.S. Treasury’s Supervisory Capital Assessment Program (“SCAP”), Regions has not yet requested the approval of the U.S. Treasury to repurchase the Series A Preferred Stock and warrant issued to the U.S. Treasury under the CPP. In order to repurchase one or both of such securities, in whole or in part, Regions must establish that it has satisfied all of the conditions to repurchase and must obtain the approval of the U.S. Treasury. There can be no assurance that Regions will be able to repurchase the U.S. Treasury’s TARP investment.

Ratings agencies recently downgraded our securities and the deposit ratings of Regions Bank; these downgrades and any subsequent downgrades could adversely impact the price and liquidity of our securities and could have an adverse impact on our businesses and results of operations.

The ratings assigned to Regions’ debt securities and the debt securities of Regions Bank have recently been downgraded. In addition, many of our ratings remain on creditwatch with negative implications or negative outlook. See Table 12 and related discussion on pages 58 and 59 for further discussion. The ratings assigned to Regions’ debt securities and the debt securities of Regions Bank remain subject to change at any time, and it is possible that any of the ratings agencies will further downgrade these obligations.

In general, ratings agencies base their ratings on many quantitative and qualitative factors, including capital adequacy, liquidity, asset quality, business mix and level and quality of earnings, and Regions may not be able to maintain the aforementioned credit ratings. In addition, ratings agencies have themselves been subject to scrutiny arising from the financial crisis such that the ratings agencies may make or may be required to make substantial changes to their ratings policies and practices. Such changes may adversely affect the ratings of Regions’ securities or other securities in which Regions has an economic interest. Any decrease, or potential decrease, in credit ratings could impact Regions’ access to the capital markets and/or increase the cost of debt, and thereby adversely affect Regions’ liquidity and financial condition.

Regions’ off-balance sheet arrangements include facilities supporting Variable Rate Demand Notes (“VRDNs”), including certain standby letters of credit and standby bond purchase agreements (also referred to as “liquidity facilities”). Total fundings within the VRDN portfolio as of June 30, 2009 include $2.3 billion in the loan portfolio and $0.1 billion in the available for sale securities portfolio. As of June 30, 2009, Regions’ VRDN portfolio included unfunded letters of credit of approximately $2.4 billion (net of participations) and unfunded liquidity facilities of approximately $0.2 billion. Downgrades of Regions’ short-term deposit ratings increase the risk that the VRDNs will be subject to a failed remarketing, which would result in Regions being required to fund up to $2.6 billion of which $2.4 billion would be classified as loans and $0.2 billion as available for sale securities. Where Regions Bank is providing forms of credit support such as letters of credit, standby lending arrangements or other forms of credit support, a decline in short-term credit ratings may require that customers of Regions Bank seek replacement credit support from a higher rated institution. Regions cannot predict whether customer relationships or opportunities for future relationships could be adversely affected by customers who choose to do business with a higher rated institution.

You may not receive dividends on the common stock.

Holders of Regions common stock are only entitled to receive such dividends as Regions’ board of directors may declare out of funds legally available for such payments. Furthermore, holders of Regions common stock are subject to the prior dividend rights of any holders of Regions preferred stock then outstanding. As of June 30, 2009, there were 3,500,000 shares of Regions’ Fixed Rate Cumulative Perpetual Preferred Stock Series A (the “Series A Preferred Stock”) and 287,500 shares of Regions’ 10% Mandatorily Convertible Preferred Stock, Series B (the “Mandatorily Convertible Preferred Stock”), each with liquidation amount of $1,000 per share, issued and outstanding. Under the terms of the Series A Preferred Stock and the Mandatorily Convertible Preferred Stock, Regions’ ability to declare and pay dividends on or repurchase Regions common stock will be subject to restrictions in the event Regions fails to declare and pay (or set aside for payment) full dividends on the Series A Preferred Stock or the Mandatorily Convertible Preferred Stock.

Regions has reduced its quarterly common stock dividend to $0.01 per share. Regions does not expect to increase its quarterly dividend above $0.01 for the foreseeable future and could determine to eliminate its common stock dividend altogether. Furthermore, as long as the Series A Preferred Stock or the Mandatorily Convertible Preferred Stock are outstanding, dividend payments and repurchases or redemptions relating to certain equity securities, including Regions common stock, are prohibited until all accrued and unpaid dividends are paid on such preferred stock, subject to certain limited exceptions. In addition, prior to November 14, 2011, unless Regions has redeemed all of the Series A Preferred Stock or the U.S. Treasury has transferred all of the Series A Preferred Stock to third parties, the consent of the U.S. Treasury will be required for Regions to, among other things, increase its common stock dividend above $0.10 except in limited circumstances. This could adversely affect the market price of Regions common stock. Also, Regions is a bank holding company, and its ability to declare and pay dividends is dependent on certain federal regulatory considerations, including the guidelines of the Federal Reserve regarding capital adequacy and dividends.

In addition, the terms of Regions’ outstanding junior subordinated debt securities prohibit it from declaring or paying any dividends or distributions on Regions’ capital stock, including its common stock, or purchasing, acquiring, or making a liquidation payment on such stock, if Regions has given notice of its election to defer interest payments but the related deferral period has not yet commenced or a deferral period is continuing.

Regions may elect, and shall elect if so instructed by the Federal Reserve, to accelerate the conversion date of the Mandatorily Convertible Preferred Stock.

Regions may elect in its sole discretion (but if so directed by the Federal Reserve, Regions shall so elect), to accelerate the conversion of all or a portion of the Mandatorily Convertible Preferred Stock upon not less than 45 and not more than 60 days’ prior written notice. Any acceleration of the conversion date could result in a decline in the market price of Regions common stock. Such a conversion of the Mandatorily Convertible Preferred Stock would also dilute Regions’ existing shareholders.

Regions has been the subject of increased litigation which could result in legal liability and damage to its reputation.

Regions and certain of its subsidiaries have been named from time to time as defendants in various class actions and other litigation relating to their business and activities. Past, present and future litigation have included or could include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. Regions and certain of its subsidiaries are also involved from time to time in other reviews, investigations and proceedings (both formal and informal) by governmental and self-regulatory agencies regarding their business. These matters also could result in adverse judgments, settlements, fines, penalties, injunctions or other relief. Substantial legal liability or significant regulatory action against Regions or its subsidiaries could materially adversely affect Regions’ business, consolidated financial condition or results of operations and/or cause significant reputational harm to Regions’ business. Additional information relating to litigation affecting Regions and its subsidiaries is discussed in “Legal Proceedings.”

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Information concerning Regions’ repurchases of its outstanding common stock during the three-month period ended June 30, 2009, is set forth in the following table:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - 30, 2009	—	—	—	23,072,300
May 1 - 31, 2009	—	—	—	23,072,300
June 1 - 30, 2009	—	—	—	23,072,300
Total	—	—	—	23,072,300

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

As discussed in Regions’ Form 10-K for the year ended December 31, 2008, the Company’s ability to repurchase its common stock and pay dividends is limited by the terms of the Purchase Agreement between Regions and the U.S. Treasury entered into on November 14, 2008 (the “Purchase Agreement”), pursuant to the CPP. Under the CPP, prior to the earlier of (1) November 14, 2011, or (2) the date on which the Series A Preferred Stock issued under the Purchase Agreement is redeemed in whole or the U.S. Treasury has transferred all of the Regions Series A Preferred Stock to third parties, the consent of the U.S. Treasury is required to repurchase any shares of common stock except in connection with benefit plans in the ordinary course of business and certain other limited exceptions. During the same period, the Purchase Agreement also limits the payment of quarterly dividends on Regions’ common stock to no more than $0.10 per share without prior approval of the U.S. Treasury. See “Part II, Item 1A. Risk Factors” regarding possible additional restrictions on the payment of dividends by Regions.

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

ELECTION OF DIRECTORS

	Votes For	Votes Against	Abstentions	Broker Nonvotes
George W. Bryan	500,875,673	55,083,198	7,646,797	N/A
David J. Cooper, Sr.	486,444,470	69,347,796	7,813,102	N/A
Earnest W. Deavenport, Jr.	494,448,963	61,482,816	7,673,889	N/A
Don DeFosset	507,290,958	48,238,185	8,076,525	N/A
O.B. Grayson Hall, Jr.	502,176,987	53,884,751	7,543,930	N/A
Charles D. McCrary	471,876,241	83,885,591	7,843,837	N/A
James R. Malone	503,913,159	51,725,141	7,967,368	N/A
Claude B. Nielsen	480,286,144	75,394,534	7,924,991	N/A
C. Dowd Ritter	485,991,443	70,456,023	7,158,203	N/A

NONBINDING STOCKHOLDER APPROVAL OF EXECUTIVE COMPENSATION

Votes For	Votes Against	Abstentions	Broker Nonvotes
479,585,276	75,111,476	8,907,899	N/A

RATIFICATION OF THE APPOINTMENT OF INDEPENDENT AUDITORS

Votes For	Votes Against	Abstentions	Broker Nonvotes
535,065,052	23,724,610	4,816,008	N/A

STOCKHOLDER PROPOSAL REGARDING POSTING A REPORT, UPDATED SEMI-ANNUALLY, OF POLITICAL CONTRIBUTIONS

Votes For	Votes Against	Abstentions	Broker Nonvotes
138,521,784	191,464,435	37,329,268	196,290,183

Item 6.	Exhibits

The following is a list of exhibits including items incorporated by reference

3.1	Restated Certificate of Incorporation filed as Exhibit 3.1 to Form 10-Q Quarterly Report filed by registrant on August 3, 2007, incorporated herein by reference

3.2	Certificate of Designations filed as Exhibit 3.1 to Form 8-K Current Report filed by registrant on November 18, 2008, incorporated herein by reference

3.3	Certificate of Designations filed as Exhibit 3.1 to Form 8-K Current Report filed by registrant on May 27, 2009, incorporated herein by reference

3.4	By-laws as restated filed as Exhibit 3.2 to Form 8-K Current Report filed by registrant on April 22, 2008, incorporated herein by reference

10.1	Form of performance-based restricted stock agreement and award notice applicable to the non-employee members of the Board of Directors under the Regions Financial Corporation 2006 Long Term Incentive Plan filed as Exhibit 10.1 to Form 8-K Current Report filed by registrant on April 22, 2009, incorporated herein by reference

12	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101	Interactive Data File

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned thereunto duly authorized.

Regions Financial Corporation

DATE: August 5, 2009

/s/ HARDIE B. KIMBROUGH, JR.
Hardie B. Kimbrough, Jr.
Executive Vice President and Controller
(Chief Accounting Officer and Authorized Officer)