Form 10-Q
period 2009-09-30
REGIONS FINANCIAL CORP
filed 2009-11-04
CIK 1281761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

or

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

The number of shares outstanding of each of the issuer’s classes of common stock was 1,188,032,000 shares of common stock, par value $.01, outstanding as of October 29, 2009.

REGIONS FINANCIAL CORPORATION

FORM 10-Q

Forward-Looking Statements

This Quarterly Report on Form 10-Q, other periodic reports filed by Regions Financial Corporation (“Regions”) under the Securities Exchange Act of 1934, as amended, and any other written or oral statements made by or on behalf of Regions may include forward-looking statements. The Private Securities Litigation Reform Act of 1995 (the “Act”) provides a “safe harbor” for forward-looking statements which are identified as such and are accompanied by the identification of important factors that could cause actual results to differ materially from the forward-looking statements. For these statements, we, together with our subsidiaries, claim the protection afforded by the safe harbor in the Act. Forward-looking statements are not based on historical information, but rather are related to future operations, strategies, financial results or other developments. Forward-looking statements are based on management’s expectations as well as certain assumptions and estimates made by, and information available to, management at the time the statements are made. Those statements are based on general assumptions and are subject to various risks, uncertainties and other factors that may cause actual results to differ materially from the views, beliefs and projections expressed in such statements. These risks, uncertainties and other factors include, but are not limited to, those described below:

•

In October 2008 Congress enacted and the President signed into law the Emergency Economic Stabilization Act of 2008, and on February 17, 2009 the American Recovery and Reinvestment Act of 2009 was signed into law. Additionally, the U.S. Treasury Department and federal banking regulators are implementing a number of programs to address capital and liquidity issues in the banking system, and may announce additional programs in the future, all of which may have significant effects on Regions and the financial services industry, the exact nature and extent of which cannot be determined at this time.

•	The impact of compensation and other restrictions imposed under the Troubled Asset Relief Program (“TARP”) until Regions is able to repay the outstanding preferred stock issued under the TARP.

•	Possible additional loan losses, impairment of goodwill and other intangibles and valuation allowances on deferred tax assets and the impact on earnings and capital.

•	Possible changes in interest rates may affect funding costs and reduce earning asset yields, thus reducing margins.

•	Possible changes in general economic and business conditions in the United States in general and in the communities Regions serves in particular.

•	Possible changes in the creditworthiness of customers and the possible impairment of the collectability of loans.

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

See also Item 1A. “Risk Factors” of Regions’ Annual Report on Form 10-K for the year ended December 31, 2008 and Quarterly Reports on Form 10-Q for the periods ended March 31, 2009 and June 30, 2009.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)	September 30 2009	December 31 2008	September 30 2008
Assets
Cash and due from banks	$2,101	$2,643	$2,986
Interest-bearing deposits in other banks	5,902	7,540	30
Federal funds sold and securities purchased under agreements to resell	366	790	542
Trading account assets	1,388	1,050	1,268
Securities available for sale	21,030	18,850	17,633
Securities held to maturity	39	47	50
Loans held for sale (includes $726, $506 and $495 measured at fair value at September 30, 2009, December 31, 2008 and September 30, 2008, respectively)	1,470	1,282	1,054
Loans, net of unearned income	92,754	97,419	98,712
Allowance for loan losses	(2,627)	(1,826)	(1,472)

Net loans	90,127	95,593	97,240
Other interest-earning assets	839	897	587
Premises and equipment, net	2,694	2,786	2,730
Interest receivable	499	458	512
Goodwill	5,557	5,548	11,529
Mortgage servicing rights	216	161	263
Other identifiable intangible assets	535	638	675
Other assets	7,223	7,965	7,193

Total assets	$139,986	$146,248	$144,292

Liabilities and Stockholders’ Equity
Deposits:
Non-interest-bearing	$21,226	$18,457	$18,045
Interest-bearing	73,654	72,447	71,176

Total deposits	94,880	90,904	89,221
Borrowed funds:
Short-term borrowings:
Federal funds purchased and securities sold under agreements to repurchase	2,633	3,143	10,427
Other short-term borrowings	2,653	12,679	7,115

Total short-term borrowings	5,286	15,822	17,542
Long-term borrowings	18,093	19,231	14,168

Total borrowed funds	23,379	35,053	31,710
Other liabilities	3,235	3,478	3,656

Total liabilities	121,494	129,435	124,587
Stockholders’ equity:
Preferred stock, authorized 10 million shares
Series A, cumulative perpetual participating, par value $1.00 (liquidation preference $1,000.00) per share, net of discount; Issued—3,500,000 shares	3,334	3,307	—
Series B, mandatorily convertible, cumulative perpetual participating, par value $1,000.00 (liquidation preference $1,000.00) per share; Issued—287,500 shares	278	—	—
Common stock, par value $.01 per share:
Authorized 1.5 billion shares
Issued including treasury stock—1,231,352,421; 735,667,650 and 735,769,666 shares, respectively	12	7	7
Additional paid-in capital	18,754	16,815	16,607
Retained earnings (deficit)	(2,618)	(1,869)	4,445
Treasury stock, at cost—43,316,136; 44,301,693 and 43,813,524 shares, respectively	(1,411)	(1,425)	(1,424)
Accumulated other comprehensive income (loss), net	143	(22)	70

Total stockholders’ equity	18,492	16,813	19,705

Total liabilities and stockholders’ equity	$139,986	$146,248	$144,292

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30		Nine Months Ended September 30
(In millions, except per share data)	2009	2008	2009	2008
Interest income on:
Loans, including fees	$1,047	$1,318	$3,218	$4,222
Securities:
Taxable	232	208	710	616
Tax-exempt	6	11	18	31

Total securities	238	219	728	647
Loans held for sale	12	9	43	27
Federal funds sold and securities purchased under agreements to resell	—	5	2	16
Trading account assets	10	13	32	52
Other interest-earning assets	7	5	21	18

Total interest income	1,314	1,569	4,044	4,982

Interest expense on:
Deposits	301	391	997	1,316
Short-term borrowings	9	102	45	300
Long-term borrowings	159	154	517	447

Total interest expense	469	647	1,559	2,063

Net interest income	845	922	2,485	2,919
Provision for loan losses	1,025	417	2,362	907

Net interest income (loss) after provision for loan losses	(180)	505	123	2,012

Non-interest income:
Service charges on deposit accounts	300	294	857	860
Brokerage, investment banking and capital markets	252	241	732	786
Mortgage income	76	33	213	104
Trust department income	49	66	143	182
Securities gains, net	4	—	165	92
Other	91	85	927	347

Total non-interest income	772	719	3,037	2,371

Non-interest expense:
Salaries and employee benefits	578	552	1,703	1,794
Net occupancy expense	121	110	340	328
Furniture and equipment expense	83	88	237	255
Impairment (recapture) of mortgage servicing rights	—	11	—	(14)
Other-than-temporary impairments(1)	3	9	75	10
Other	458	358	1,177	1,146

Total non-interest expense	1,243	1,128	3,532	3,519

Income (loss) from continuing operations before income taxes	(651)	96	(372)	864
Income taxes	(274)	6	116	231

Income (loss) from continuing operations	(377)	90	(488)	633
Discontinued operations (Note 13):
Loss from discontinued operations before income taxes	—	(18)	—	(18)
Income tax benefit	—	(7)	—	(7)

Loss from discontinued operations, net of tax	—	(11)	—	(11)
Net income (loss)	$(377)	$79	$(488)	$622

Net income (loss) available to common shareholders	$(437)	$79	$(655)	$622

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS—(Continued)

	Three Months Ended September 30		Nine Months Ended September 30
(In millions, except per share data)	2009	2008	2009	2008
Weighted-average number of shares outstanding:
Basic	1,189	696	921	696
Diluted	1,189	696	921	696
Earnings (loss) per common share from continuing operations:
Basic	(0.37)	0.13	(0.71)	0.91
Diluted	(0.37)	0.13	(0.71)	0.91
Earnings (loss) per common share from discontinued operations:
Basic	—	(0.02)	—	(0.02)
Diluted	—	(0.02)	—	(0.02)
Earnings (loss) per common share:
Basic	(0.37)	0.11	(0.71)	0.89
Diluted	(0.37)	0.11	(0.71)	0.89
Cash dividends declared per common share	0.01	0.10	0.12	0.86

(1)

Includes $3 million for the three months ended and $266 million for the nine months ended September 30, 2009, respectively, of gross charges, net of $0 for the three months ended and $191 million for the nine months ended September 30, 2009, respectively, of non-credit portion reported in other comprehensive income (loss).

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In millions, except share and per share data)	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Treasury Stock, At Cost	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount
BALANCE AT JANUARY 1, 2008	—	$—	694	$7	$16,545	$4,439	$(1,371)	$203	$19,823
Cumulative effect of changes in accounting principles due to adoption of new accounting literature	—	—	—	—	—	(17)	—	—	(17)
Comprehensive income:
Net income	—	—	—	—	—	622	—	—	622
Net change in unrealized gains and losses on securities available for sale, net of tax and reclassification adjustment*	—	—	—	—	—	—	—	(116)	(116)
Net change in unrealized gains and losses on derivative instruments, net of tax and reclassification adjustment*	—	—	—	—	—	—	—	(18)	(18)
Net change from defined benefit pension plans, net of tax*	—	—	—	—	—	—	—	1	1

Comprehensive income									489
Cash dividends declared—$0.86 per share	—	—	—	—	—	(599)	—	—	(599)
Common stock transactions:
Stock transactions with employees under compensation plans, net	—	—	(2)	—	(2)	—	(53)	—	(55)
Stock options exercised and related activity, net	—	—	—	—	24	—	—	—	24
Amortization of unearned restricted stock	—	—	—	—	40	—	—	—	40

BALANCE AT SEPTEMBER 30, 2008	—	$—	692	$7	$16,607	$4,445	$(1,424)	$70	$19,705

BALANCE AT JANUARY 1, 2009	4	$3,307	691	$7	$16,815	$(1,869)	$(1,425)	$(22)	$16,813
Comprehensive income:
Net income (loss)	—	—	—	—	—	(488)	—	—	(488)
Net change in unrealized gains and losses on securities available for sale, net of tax and reclassification adjustment, excluding non-credit portion of other-than-temporary impairments*	—	—	—	—	—	—	—	389	389
Non-credit portion of other-than-temporary impairments recognized in other comprehensive income, net of tax*	—	—	—	—	—	—	—	(124)	(124)
Net change in unrealized gains and losses on derivative instruments, net of tax and reclassification adjustment*	—	—	—	—	—	—	—	(120)	(120)
Net change from defined benefit pension plans, net of tax*	—	—	—	—	—	—	—	20	20

Comprehensive income (loss)									(323)
Cash dividends declared—$0.12 per share	—	—	—	—	—	(94)	—	—	(94)
Preferred dividends	—	—	—	—	—	(140)	—	—	(140)
Preferred stock transactions:
Net proceeds from issuance of 287,500 shares of mandatorily convertible preferred stock	—	278	—	—	—	—	—	—	278
Discount accretion	—	27	—	—	—	(27)	—	—	—
Common stock transactions:
Net proceeds from issuance of 460 million shares of common stock	—	—	460	5	1,764	—	—	—	1,769
Issuance of 33 million shares of common stock issued in connection with early extinguishment of debt			33	—	135				135
Stock transactions with employees under compensation plans, net	—	—	4	—	—	—	14	—	14
Stock options exercised and related activity, net	—	—	—	—	13	—	—	—	13
Amortization of unearned restricted stock	—	—	—	—	27	—	—	—	27

BALANCE AT SEPTEMBER 30, 2009	4	$3,612	1,188	$12	$18,754	$(2,618)	$(1,411)	$143	$18,492

*	See disclosure of reclassification adjustment amount and tax effect, as applicable, in Note 3 to the consolidated financial statements .

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30
(In millions)	2009	2008
Operating activities:
Net income (loss)	$(488)	$622
Adjustments to reconcile net cash provided by operating activities:
Provision for loan losses	2,362	907
Depreciation and amortization of premises and equipment	212	213
Recapture of mortgage servicing rights	—	(14)
Provision for losses on other real estate, net	90	62
Net accretion of securities	(9)	(12)
Net amortization of loans and other assets	192	104
Net accretion of deposits and borrowings	(13)	(12)
Net securities gains	(165)	(92)
Net loss on sale of premises and equipment	—	1
(Gain) loss on early extinguishment of debt	(61)	66
Other-than-temporary impairments, net	75	10
Deferred income tax benefit	(471)	(121)
Originations and purchases of loans held for sale	(8,139)	(4,435)
Proceeds from sales of loans held for sale	8,318	4,704
Gain on sale of loans, net	(79)	(42)
Loss from sale of mortgage servicing rights	—	15
Increase in trading account assets	(338)	(177)
Decrease (increase) in other interest-earning assets	58	(83)
(Increase) decrease in interest receivable	(41)	104
Decrease (increase) in other assets	814	(553)
Decrease in other liabilities	(223)	(357)
Other	(11)	41

Net cash from operating activities	2,083	951
Investing activities:
Proceeds from sales of securities available for sale	3,657	2,022
Proceeds from maturities of:
Securities available for sale	4,002	2,331
Securities held to maturity	7	6
Purchases of:
Securities available for sale	(9,312)	(4,692)
Securities held to maturity	—	(5)
Proceeds from sales of loans	212	510
Proceeds from sales of mortgage servicing rights	—	44
Net decrease (increase) in loans	2,478	(5,086)
Net purchases of premises and equipment	(120)	(334)
Net cash received from deposits assumed	279	894

Net cash from investing activities	1,203	(4,310)
Financing activities:
Net increase (decrease) in deposits	3,700	(6,442)
Net (decrease) increase in short-term borrowings	(10,536)	6,421
Proceeds from long-term borrowings	1,602	5,806
Payments on long-term borrowings	(2,482)	(3,038)
Net proceeds from issuance of mandatory convertible preferred stock	278	—
Net proceeds from issuance of common stock	1,769	—
Cash dividends on common stock	(94)	(599)
Cash dividends on preferred stock	(140)	—
Proceeds from exercise of stock options and related activity	13	24

Net cash from financing activities	(5,890)	2,172

Decrease in cash and cash equivalents	(2,604)	(1,187)
Cash and cash equivalents at beginning of year	10,973	4,745

Cash and cash equivalents at end of period	$8,369	$3,558

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Three and Nine Months Ended September 30, 2009 and 2008

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

Regions has evaluated all subsequent events for potential recognition and disclosure through November 3, 2009, the date of the filing of this Form 10-Q.

Certain amounts in prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications are immaterial and have no effect on net income, total assets or stockholders’ equity.

NOTE 2—Earnings (Loss) per Common Share

The following table sets forth the computation of basic earnings (loss) per common share and diluted earnings (loss) per common share:

	Three Months Ended September 30		Nine Months Ended September 30
(In millions, except per share amounts)	2009	2008	2009	2008
Numerator:
Net income (loss) from continuing operations	$(377)	$90	$(488)	$633
Preferred stock dividends	(60)	—	(167)	—

Net income (loss) from continuing operations available to common shareholders	(437)	90	(655)	633
Loss from discontinued operations, net of tax	—	(11)	—	(11)

Net income (loss) available to common shareholders	$(437)	$79	$(655)	$622

Denominator:
Weighted-average common shares outstanding—basic	1,189	696	921	696
Common stock equivalents	—	—	—	—

Weighted-average common shares outstanding—diluted	1,189	696	921	696

Earnings (loss) per share from continuing operations:
Basic	$(0.37)	$0.13	$(0.71)	$0.91
Diluted	(0.37)	0.13	(0.71)	0.91
Earnings (loss) per share from discontinued operations:
Basic	—	(0.02)	—	(0.02)
Diluted	—	(0.02)	—	(0.02)
Earnings (loss) per share:
Basic	(0.37)	0.11	(0.71)	0.89
Diluted	(0.37)	0.11	(0.71)	0.89

The effect from the assumed issuance of 65 million common shares upon conversion of mandatorily convertible preferred stock issued in May 2009 for both the three and nine months ended September 30, 2009 was not included in the above computations of diluted earnings (loss) per common share because such amounts would have had an antidilutive effect on earnings (loss) per common share (see Note 3 for further discussion). The effect from the assumed exercise of 55 million stock options for both the three and nine months ended September 30, 2009 and 53 million stock options for both the three and nine months ended September 30, 2008, was not included in the above computations of diluted earnings (loss) per common share because such amounts would have had an antidilutive effect on earnings (loss) per common share.

NOTE 3—Stockholders’ Equity and Comprehensive Income

On November 14, 2008, Regions completed the sale of 3.5 million shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A, par value $1.00 and liquidation preference $1,000.00 per share (and $3.5 billion liquidation preference in the aggregate) to the U.S. Treasury as part of the Capital Purchase Program (“CPP”). Regions will pay the U.S. Treasury on a quarterly basis a 5% dividend, or $175 million annually, for each of the first five years of the investment, and 9% thereafter unless Regions redeems the shares. Regions performed a discounted cash flow analysis to value the preferred stock at the date of issuance. For purposes of this analysis, Regions assumed that the preferred stock would most likely be redeemed five years from the valuation date based on optimal financial budgeting considerations. Regions used the Bloomberg USD US Bank BBB index to derive the market yield curve as of the valuation date to discount future expected cash flows to the valuation date. The discount rate used to value the preferred stock was 7.46%, based on this yield curve at a 5-year maturity. Dividends were assumed to be accrued until redemption. While the discounting was required based on a 5-year redemption, Regions did not have a 5-year security or similarly termed security available. As a result, it was necessary to use a benchmark yield curve to calculate the 5-year value. To determine the appropriate yield curve that was applicable to Regions, the yield to maturity on the outstanding debt instrument with the longest dated maturity (8.875% junior subordinated notes due June 2048) was compared to the longest point on the USD US Bank BBB index as of November 14, 2008. Regions concluded that the yield to maturity as of the valuation date of the debt, which was 11.03%, was consistent with the indicative yield of the curve noted above. The longest available point on this curve was 10.55% at 30 years.

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

Stock price(a)	$9.67
Exercise price(b)	$10.88
Expected volatility(c)	45.22%
Risk-free rate(d)	4.25%
Dividend yield(e)	3.88%
Warrant term (in years)(b)	10

(a)	Closing stock price of Regions as of the valuation date (November 14, 2008).
(b)	As outlined in the Warrant to Purchase Agreement, dated November 14, 2008.
(c)	Expected volatility based on Regions’ historical volatility, as of November 14, 2008, over a look-back period of 10 years, commensurate with the terms of the warrant.
(d)	The risk-free rate represents the yield on 10-year U.S. Treasury Strips as of November 14, 2008.
(e)

The dividend yield assumption was calculated based on a weighting of 30% on management’s dividend yield expectations for the next 3 years and a weighting of 70% on Regions’ average dividend yield over the 10 years prior to the valuation date.

The fair value allocation of the $3.5 billion between the preferred shares and the warrant resulted in $3.304 billion allocated to the preferred shares and $196 million allocated to the warrant. Accrued dividends on the preferred shares reduced retained earnings by $23 million during 2008 and $131 million during the first nine months of 2009. The unamortized discount on the preferred shares at December 31, 2008 was $193 million and $166 million at September 30, 2009. Discount accretion on the preferred shares reduced retained earnings by $27 million during the first nine months of 2009. Both the preferred securities and the warrant will be accounted for as components of Regions’ regulatory Tier 1 Capital.

On May 20, 2009 the Company issued 287,500 shares of mandatory convertible preferred stock, Series B (“Series B shares”), generating net proceeds of approximately $278 million. Regions will pay annual dividends at a rate of 10% per share on the initial liquidation preference of $1,000.00 per share. Series B shares may be converted into common shares: 1) at December 15, 2010 (the “mandatory conversion date”); 2) prior to December 15, 2010 at the option of the holder; 3) upon occurrence of certain changes in ownership as defined in the offering documents; or 4) prior to December 15, 2010 at the option of the Company. At the mandatory conversion date, the Series B shares are subject to conversion into shares of Regions’ common stock with a per share conversion rate of not more than approximately 250 shares of common stock and not less than approximately 227 shares of common stock dependent upon the applicable market price, subject to anti-dilution adjustments. The Series B shares are not redeemable and rank senior to common stock and to each other class of capital stock established in the future, and on parity with the Series A preferred stock previously issued to the U.S. Treasury. If converted at September 30, 2009, approximately 65 million shares of Regions’ common stock would have been issued.

On May 20, 2009, the Company issued 460 million shares of common stock at $4 per share, generating proceeds of $1.8 billion, net of issuance costs.

In addition to the offerings mentioned above, the Company also exchanged approximately 33 million common shares for $202 million of outstanding 6.625% trust preferred securities issued by Regions Financing Trust II (“the Trust”) in the second quarter of 2009. The trust preferred securities were exchanged for junior subordinated notes issued by the Company to the Trust. The Company recognized a pre-tax gain of approximately $61 million on the extinguishment of the junior subordinated notes. The increase in shareholders’ equity related to the debt for common share exchange was approximately $135 million, net of issuance costs.

At September 30, 2009, Regions had 23.1 million common shares available for repurchase through open market transactions under an existing share repurchase authorization. There were no treasury stock purchases through open market transactions during the first nine months of 2009. The Company’s ability to repurchase its common stock is limited by the terms of the CPP mentioned above.

The Board of Directors declared a $0.01 cash dividend for the third quarter of 2009, compared to $0.10 for the third quarter of 2008. Given the current operating environment, the quarterly cash dividend was reduced to further strengthen Regions’ capital position. Regions does not expect to increase its quarterly dividend above $0.01 for the foreseeable future.

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

The following disclosure reflects the components of comprehensive income and any associated reclassification amounts:

	Three Months Ended September 30, 2009
(In millions)	Before Tax	Tax Effect	Net of Tax
Net income (loss)	$(651)	$274	$(377)
Net unrealized holding gains and losses on securities available for sale arising during the period	352	(131)	221
Less: non-credit portion of other-than-temporary impairments recognized in other comprehensive income	—	—	—
Less: reclassification adjustments for net securities gains realized in net income (loss)	4	(2)	2

Net change in unrealized gains and losses on securities available for sale	348	(129)	219
Net unrealized holding gains and losses on derivatives arising during the period	37	(14)	23
Less: reclassification adjustments for net gains realized in net income (loss)	105	(40)	65

Net change in unrealized gains and losses on derivative instruments	(68)	26	(42)
Net actuarial gains and losses arising during the period	18	(9)	9
Less: amortization of actuarial loss and prior service credit realized in net income (loss)	11	(4)	7

Net change from defined benefit plans	7	(5)	2

Comprehensive income (loss)	$(364)	$166	$(198)

	Three Months Ended September 30, 2008
(In millions)	Before Tax	Tax Effect	Net of Tax
Net income	$78	$1	$79
Net unrealized holding gains and losses on securities available for sale arising during the period	21	(7)	14
Less: reclassification adjustments for net securities gains realized in net income	—	—	—

Net change in unrealized gains and losses on securities available for sale	21	(7)	14
Net unrealized holding gains and losses on derivatives arising during the period	53	(20)	33
Less: reclassification adjustments for net gains realized in net income	39	(15)	24

Net change in unrealized gains and losses on derivative instruments	14	(5)	9
Net actuarial gains and losses arising during the period	1	—	1
Less: amortization of actuarial loss and prior service credit realized in net income	1	—	1

Net change from defined benefit plans	—	—	—

Comprehensive income (loss)	$113	$(11)	$102

	Nine Months Ended September 30, 2009
(In millions)	Before Tax	Tax Effect	Net of Tax
Net income (loss)	$(372)	$(116)	$(488)
Net unrealized holding gains and losses on securities available for sale arising during the period	783	(287)	496
Less: non-credit portion of other-than-temporary impairments recognized in other comprehensive income	191	(67)	124
Less: reclassification adjustments for net securities gains realized in net income (loss)	165	(58)	107

Net change in unrealized gains and losses on securities available for sale	427	(162)	265
Net unrealized holding gains and losses on derivatives arising during the period	110	(42)	68
Less: reclassification adjustments for net gains realized in net income (loss)	303	(115)	188

Net change in unrealized gains and losses on derivative instruments	(193)	73	(120)
Net actuarial gains and losses arising during the period	66	(25)	41
Less: amortization of actuarial loss and prior service credit realized in net income (loss)	33	(12)	21

Net change from defined benefit plans	33	(13)	20

Comprehensive income (loss)	$(105)	$(218)	$(323)

	Nine Months Ended September 30, 2008
(In millions)	Before Tax	Tax Effect	Net of Tax
Net income	$846	$(224)	$622
Net unrealized holding gains and losses on securities available for sale arising during the period	(97)	41	(56)
Less: reclassification adjustments for net securities gains realized in net income	92	(32)	60

Net change in unrealized gains and losses on securities available for sale	(189)	73	(116)
Net unrealized holding gains and losses on derivatives arising during the period	71	(27)	44
Less: reclassification adjustments for net gains realized in net income	100	(38)	62

Net change in unrealized gains and losses on derivative instruments	(29)	11	(18)
Net actuarial gains and losses arising during the period	4	(2)	2
Less: amortization of actuarial loss and prior service credit realized in net income	2	(1)	1

Net change from defined benefit plans	2	(1)	1

Comprehensive income	$630	$(141)	$489

NOTE 4—Pension and Other Postretirement Benefits

Net periodic pension and other postretirement benefits cost included the following components as follows:

	For The Three Months Ended September 30
	Pension		Other Postretirement Benefits
(In millions)	2009	2008	2009	2008
Service cost	$—	$10	$—	$—
Interest cost	22	22	—	1
Expected return on plan assets	(22)	(30)	—	—
Amortization of prior service cost (credit)	—	1	—	—
Amortization of actuarial loss	11	—	—	—
Settlement charge	1	—	—	—

	$12	$3	$—	$1

	For The Nine Months Ended September 30
	Pension		Other Postretirement Benefits
(In millions)	2009	2008	2009	2008
Service cost	$2	$30	$—	$—
Interest cost	65	66	1	2
Expected return on plan assets	(66)	(89)	—	—
Amortization of prior service cost (credit)	1	3	(1)	—
Amortization of actuarial loss	33	—	—	—
Settlement charge	1	—	—	—
Curtailment gains	—	(4)	—	—

	$36	$6	$—	$2

The curtailment gains recognized during the first nine months of 2008 resulted from merger-related employment terminations.

Beginning in March 2009, participant accruals of service in the Regions Financial Corporation Retirement Plan were temporarily suspended resulting in a reduction in service cost. Matching contributions in the 401(k) plan were temporarily suspended beginning in the second quarter of 2009.

NOTE 5—Share-Based Payments

Regions has long-term incentive compensation plans that permit the granting of incentive awards in the form of stock options, restricted stock awards and units, and stock appreciation rights. The terms of all awards issued under these plans are determined by the Compensation Committee of the Board of Directors, but no options may be granted after the tenth anniversary of the plans’ adoption. Options and restricted stock usually vest based on employee service, generally within three years from the date of the grant. The contractual life of options granted under these plans ranges from seven to ten years from the date of grant. The number of remaining share equivalents authorized for future issuance under long-term compensation plans was approximately 6.9 million at September 30, 2009.

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

The following table summarizes the weighted-average assumptions used and the estimated fair values related to stock options granted during the nine months ended September 30:

	September 30
	2009		2008
Expected dividend yield	1.85%		6.87%
Expected volatility	67.15%		26.40%
Risk-free interest rate	2.80%		2.91%
Expected option life	6.8	yrs.	5.8	yrs.
Fair value	$1.78		$2.47

During 2009, the expected dividend yield decreased based upon the market’s expectation of reduced dividends in the near term. The expected volatility increased based upon increases in the historical volatility of Regions’ stock price and the implied volatility measurements from traded options on the Company’s stock. The expected option life increased due to changes in the employee grant base and employee exercise behavior.

The following table details the activity during the first nine months of 2009 and 2008 related to stock options:

	For the Nine Months Ended September 30
	2009		2008
	Number of Options	Wtd. Avg. Exercise Price	Number of Options	Wtd. Avg. Exercise Price
Outstanding at beginning of period	52,955,298	$28.22	48,044,207	$29.71
Granted	4,063,209	3.29	9,872,751	21.66
Exercised	—	—	(90,801)	17.94
Forfeited or cancelled	(2,335,717)	30.38	(4,517,950)	29.28

Outstanding at end of period	54,682,790	$26.29	53,308,207	$28.27

Exercisable at end of period	43,875,821	$28.76	41,375,142	$29.33

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

The following table details the activity during the first nine months of 2009 and 2008 related to restricted share awards and units:

	For the Nine Months Ended September 30
	2009		2008
	Shares	Wtd. Avg. Grant Date Fair Value	Shares	Wtd. Avg. Grant Date Fair Value
Non-vested at beginning of period	4,123,911	$27.67	3,651,054	$32.60
Granted	3,100,415	2.87	1,657,573	21.28
Vested	(787,349)	16.02	(514,516)	33.41
Forfeited	(281,524)	21.69	(383,815)	31.22

Non-vested at end of period	6,155,453	$16.94	4,410,296	$28.37

NOTE 6—Securities

The amortized cost, gross unrealized gains and losses, and estimated fair value of securities available for sale and securities held to maturity are as follows:

September 30, 2009	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Securities available for sale:
U.S. Treasury securities	$45	$5	$—	$50
Federal agency securities	44	2	—	46
Obligations of states and political subdivisions	293	21	—	314
Residential mortgage-backed securities
Agency	17,850	545	(7)	18,388
Non-Agency	1,226	6	(162)	1,070
Other debt securities	22	—	(3)	19
Equity securities	1,135	8	—	1,143

	$20,615	$587	$(172)	$21,030

Securities held to maturity:
U.S. Treasury securities	$12	$1	$—	$13
Federal agency securities	8	—	—	8
Residential mortgage-backed securities
Agency	17	—	(1)	16
Other debt securities	2	—	—	2

	$39	$1	$(1)	$39

December 31, 2008	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
		(In millions)
Securities available for sale:
U.S. Treasury securities	$802	$84	$—	$886
Federal agency securities	1,521	175	—	1,696
Obligations of states and political subdivisions	755	9	(8)	756
Residential mortgage-backed securities
Agency	12,060	276	(3)	12,333
Non-Agency	1,627	6	(394)	1,239
Commercial mortgage-backed securities	898	1	(142)	757
Other debt securities	21	—	(2)	19
Equity securities	1,178	1	(15)	1,164

	$18,862	$552	$(564)	$18,850

Securities held to maturity:
U.S. Treasury securities	$14	$1	$—	$15
Federal agency securities	10	—	(1)	9
Obligations of states and political subdivisions	1	—	—	1
Residential mortgage-backed securities
Agency	20	—	—	20
Other debt securities	2	—	—	2

	$47	$1	$(1)	$47

Regions evaluates securities in a loss position for other-than-temporary impairment, considering such factors as the length of time and the extent to which the market value has been below cost, the credit standing of the issuer, Regions’ intent to hold the security and the likelihood that the Company will hold the security until its market value recovers. Activity related to the credit loss component of other-than-temporary impairment is recognized in earnings. For debt securities, the portion of other-than-temporary impairment related to all other factors is recognized in other comprehensive income. For the three months ended September 30, 2009, activity related to credit losses for only debt securities where a portion of the other-than-temporary impairment was recognized in other comprehensive income is as follows:

(In millions)	Total
Balance, July 1, 2009	$45
Additions for the credit loss component of other-than-temporary impairments of debt securities recognized in earnings where a portion of the impairment was charged to other comprehensive income	2

Balance, September 30, 2009	$47

The following table provides details of other-than-temporary impairment charges for the three months and nine months ended September 30, 2009:

	September 30, 2009
	Three months ended	Nine months ended
	(In millions)
Non-agency residential mortgage-backed securities
Gross charges(1)	$2	$238
Non-credit charges to other comprehensive income	—	(191)

Other-than-temporary impairment, net(2)	2	47
Municipal securities, gross charges(3)	1	16
Equity securities, gross charges(3)	—	12
Total gross charges(1)	$3	$266

Total other-than-temporary impairment, net(2)	$3	$75

(1)	Includes credit portion reported in earnings and non-credit portion reported in other comprehensive income.
(2)	Net other-than-temporary impairment reported in earnings.
(3)	All impairment for these securities is credit-related; therefore, gross charges equals the net amount reported in earnings.

As of September 30, 2009, non-agency residential mortgage backed securities with other-than-temporary impairment consisted of 30 securities in which credit-related losses totaled approximately $47 million. This includes credit-related losses of approximately $2 million on 11 securities for which credit losses were recorded during the second quarter and were further impaired in the third quarter, and one security on which no previous credit-related losses had been recorded. Gross other-than-temporary impairments related to these securities totaled $2 million and $238 million for the third quarter and nine months ended September 30, 2009, respectively. The remaining non-credit portion of $191 million is recognized in other comprehensive income, unchanged from the prior quarter. The Company estimates the amount of losses attributable to credit using a third-party discounted cash flow model that compiles relevant details on borrower and collateral performance on a security-by-security basis. Assumptions including delinquencies, default rates, credit subordination support, prepayment rates, and loss severity based on the underlying collateral characteristics and year of origination are considered to estimate the future cash flows. Assumptions used can vary widely from loan to loan, and are influenced by such factors as interest rates, geography, borrower specific data and underlying collateral. Expected future cash flows are then calculated using a discount rate that management believes a market participant would consider in determining the fair value. Based on the results of the estimated future cash flows, the Company determines the amount of estimated losses related to credit and the remaining unrealized loss for which recovery is expected. Significant weighted-average assumptions specific to non-agency residential mortgage-backed securities with identified expected future credit losses as of September 30, 2009 include a 22.9% collateral default rate projection, 9.2% credit subordination support and 14.2% delinquency rate.

During the third quarter and first nine months of 2009, Regions recognized net other-than-temporary impairments of $3 million and $75 million, respectively, related primarily to non-agency residential mortgage-backed securities, equity securities and a single municipal issuer. For all other securities included in the tables below, management does not believe any individual unrealized loss, which was comprised of 188 securities and 1,065 securities at September 30, 2009 and December 31, 2008, respectively, represented an other-than-temporary impairment as of those dates. The unrealized losses related primarily to the impact of lower interest rates and widening of credit and liquidity spreads related to U.S. Treasury securities and mortgage-backed securities.

The following tables present unrealized loss and estimated fair value of securities available for sale at September 30, 2009 and December 31, 2008. The tables include debt securities where a portion of other-than-temporary impairments have been recognized in other comprehensive income (loss). These securities are segregated between investments that have been in a continuous unrealized loss position for less than twelve months and twelve months or more.

	Less Than Twelve Months		Twelve Months or More		Total
September 30, 2009	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In millions)
Federal agency securities	$—	$—	$1	$—	$1	$—
Residential mortgage-backed securities
Agency	785	(7)	4	—	789	(7)
Non-Agency	68	(2)	830	(160)	898	(162)
All other securities	—	—	8	(3)	8	(3)

	$853	$(9)	$843	$(163)	$1,696	$(172)

	Less Than Twelve Months		Twelve Months or More		Total
December 31, 2008	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In millions)
Federal agency securities	$3	$—	$1	$—	$4	$—
Residential mortgage-backed securities
Agency	370	(2)	212	(1)	582	(3)
Non-Agency	1,040	(345)	132	(49)	1,172	(394)
Commercial mortgage-backed securities	420	(75)	316	(67)	736	(142)
All other securities	204	(21)	138	(4)	342	(25)

	$2,037	$(443)	$799	$(121)	$2,836	$(564)

The gross unrealized loss on debt securities held to maturity was $1 million at September 30, 2009 and December 31, 2008, with all loss positions in a continuous loss position of less than twelve months.

The cost and estimated fair value of securities available for sale and securities held to maturity at September 30, 2009, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In millions)	Cost	Estimated Fair Value
Securities available for sale:
Due in one year or less	$24	$23
Due after one year through five years	199	207
Due after five years through ten years	101	105
Due after ten years	80	94
Residential mortgage-backed securities
Agency	17,850	18,388
Non-Agency	1,226	1,070
Equity securities	1,135	1,143

	$20,615	$21,030

Securities held to maturity:
Due in one year or less	$7	$7
Due after one year through five years	11	12
Due after five years through ten years	4	4
Due after ten years	—	—
Residential mortgage-backed securities
Agency	17	16

	$39	$39

Proceeds from sales of securities available for sale in the first nine months of 2009 were $3.7 billion, with gross realized gains and losses of $169 million and $4 million, respectively. The cost of securities sold is based on the specific identification method.

Equity securities included $426 million and $475 million of amortized cost related to Federal Reserve Bank stock and Federal Home Loan Bank (“FHLB”) stock as of September 30, 2009, respectively, whose estimated fair value approximates its carrying amount.

Securities with carrying values of $13.0 billion at September 30, 2009, were pledged to secure public funds, trust deposits and certain borrowing arrangements.

Trading account net gains totaled $27 million and $50 million for the three and nine months ended September 30, 2009, respectively (including $12 million of net unrealized gains as of September 30, 2009). Trading account net gains totaled $12 million for the three months ended September 30, 2008, and net gains totaled $10 million for the nine months ended September 30, 2008 (including $3 million of net unrealized losses as of September 30, 2008).

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

The reportable segment designated Merger Charges and Discontinued Operations includes merger charges related to the AmSouth acquisition and the results of EquiFirst (see Note 13) for the periods presented. These amounts are excluded from other reportable segments because management reviews the results of the other reportable segments excluding these items.

The following tables present financial information for each reportable segment for the period indicated.

(In millions)	General Banking/ Treasury	Investment Banking/ Brokerage/ Trust	Insurance	Merger Charges and Discontinued Operations	Total Company
Three months ended September 30, 2009
Net interest income	$830	$14	$1	$—	$845
Provision for loan losses	1,025	—	—	—	1,025
Non-interest income	431	316	25	—	772
Non-interest expense	936	284	23	—	1,243
Income tax expense	(292)	17	1	—	(274)

Net income (loss)	$(408)	$29	$2	$—	$(377)

Average assets	$134,828	$4,981	$496	$—	$140,305

(In millions)	General Banking/ Treasury	Investment Banking/ Brokerage/ Trust	Insurance	Merger Charges and Discontinued Operations	Total Company
Three months ended September 30, 2008
Net interest income	$904	$17	$1	$—	$922
Provision for loan losses	417	—	—	—	417
Non-interest income	428	266	25	—	719
Non-interest expense	848	234	22	42	1,146
Income tax expense (benefit)	(5)	18	2	(16)	(1)

Net income (loss)	$72	$31	$2	$(26)	$79

Average assets	$139,184	$3,735	$322	$—	$143,241

(In millions)	General Banking/ Treasury	Investment Banking/ Brokerage/ Trust	Insurance	Merger Charges and Discontinued Operations	Total Company
Nine months ended September 30, 2009
Net interest income	$2,438	$44	$3	$—	$2,485
Provision for loan losses	2,362	—	—	—	2,362
Non-interest income	2,069	887	81	—	3,037
Non-interest expense	2,650	817	65	—	3,532
Income tax expense	67	42	7	—	116

Net income (loss)	$(572)	$72	$12	$—	$(488)

Average assets	$138,365	$4,454	$488	$—	$143,307

(In millions)	General Banking/ Treasury	Investment Banking/ Brokerage/ Trust	Insurance	Merger Charges and Discontinued Operations	Total Company
Nine months ended September 30, 2008
Net interest income	$2,857	$59	$3	$—	$2,919
Provision for loan losses	907	—	—	—	907
Non-interest income	1,409	877	85	—	2,371
Non-interest expense	2,475	777	67	218	3,537
Income tax expense (benefit)	241	59	7	(83)	224

Net income (loss)	$643	$100	$14	$(135)	$622

Average assets	$138,557	$3,684	$320	$—	$142,561

NOTE 8—Goodwill

Goodwill allocated to each reportable segment as of September 30, 2009, December, 31, 2008, and September 30, 2008 is presented as follows:

(In millions)	September 30 2009	December 31 2008	September 30 2008
General Banking/Treasury	$4,691	$4,691	$10,682
Investment Banking/Brokerage/Trust	745	740	733
Insurance	121	117	114

Balance at end of period	$5,557	$5,548	$11,529

The Company’s goodwill is tested for impairment on an annual basis, or more often if events or circumstances indicate that there may be impairment. Adverse changes in the economic environment, declining operations, or other factors could result in a decline in the implied fair value of goodwill. A goodwill impairment test includes two steps. Step One, used to identify potential impairment, compares the estimated fair value of a reporting unit with its carrying amount, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not to be impaired. If the carrying amount of a reporting unit exceeds its estimated fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. Step Two of the goodwill impairment test compares the implied estimated fair value of reporting unit goodwill with the carrying amount of that goodwill. In order to determine the implied estimated fair value, a full purchase price allocation is required to be performed in the same manner as if a business combination had occurred. If the carrying amount of goodwill for that reporting unit exceeds the implied fair value of that unit’s goodwill, an impairment loss is recognized in an amount equal to that excess.

During the third quarter of 2009, Regions assessed the indicators of goodwill impairment as of August 31, 2009, and through the date of the filing of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009. The indicators assessed included:

•	Recent operating performance,

•	Changes in market capitalization,

•	Regulatory actions and assessments,

•	Changes in the business climate (including legal factors and competition),

•	Company-specific factors (including changes in key personnel, asset impairments, and business dispositions), and

•	Trends in the banking industry.

Based on the assessment of the indicators above, quantitative testing of goodwill was required for the General Banking/Treasury and Investment Banking/ Brokerage/Trust reporting units for the September 30, 2009 interim period. The Insurance reporting unit did not require quantitative testing of goodwill as there were no significant changes or indicators that would more likely than not reduce the fair value of the reporting unit below its carrying value since the date of the last quantitative test as of June 30, 2009.

For purposes of performing Step One of the goodwill impairment test, Regions uses both the income and market approaches to value its reporting units. The income approach, which is the primary valuation approach, consists of discounting projected long-term future cash flows, which are derived from internal forecasts and economic expectations for the respective reporting units. The projected future cash flows are discounted using cost of capital metrics for Regions’ peer group or a build-up approach (such as the capital asset pricing model) applicable to each reporting unit. The significant inputs to the income approach include expected future cash flows, which are primarily driven by the long-term target tangible equity to tangible assets ratio, and the discount rate, which is determined in the build-up approach using the risk-free rate of return, adjusted equity beta, equity risk premium, and a company-specific risk factor. The company-specific risk factor is used to address the uncertainty of growth estimates and earnings projections of management.

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

Regions uses the output from these approaches to determine the estimated fair value of each reporting unit. Below is a table of assumptions used in estimating the fair value of each reporting unit at September 30, 2009. The table includes the discount rate used in the income approach, the market multiplier used in the market approaches, and the public company method control premium applied to all reporting units.

As of September 30, 2009	General Banking/ Treasury	Investment Banking/ Brokerage/ Trust
Discount rate used in income approach	18%	14%
Public company method market multiplier(a)	0.8x	1.8x
Public company method control premium	30%	30%
Transaction method market multiplier(a)	0.9x	2.2x

(a)	For the General Bank/Treasury and Investment Banking/Brokerage/Trust reporting units, these multipliers are applied to tangible book value.

The Step One analysis performed for the Investment Banking/Brokerage/Trust reporting unit during the third quarter of 2009 indicated that the estimated fair value exceeded its carrying value (including goodwill). Therefore, a Step Two analysis was not required for this reporting unit.

The Step One analysis performed for the General Banking/Treasury reporting unit during the third quarter of 2009 indicated that the carrying value (including goodwill) of the reporting unit exceeded its estimated fair value. Therefore, Step Two was performed for the General Banking/Treasury reporting unit as discussed below.

For purposes of performing Step Two of the goodwill impairment test, Regions compared the implied estimated fair value of the General Banking/Treasury reporting unit goodwill with the carrying amount of that goodwill. In order to determine the implied estimated fair value, a full purchase price allocation was performed in the same manner as if a business combination had occurred. As part of the Step Two analysis, Regions estimated the fair value of all of the assets and liabilities of the reporting unit, including unrecognized assets and liabilities. The fair values of certain material financial assets and liabilities and the valuation methodologies are discussed in Note 11, Fair Value Measurements. Based on the results of the Step Two analysis performed, Regions concluded the General Banking/Treasury reporting unit’s goodwill was not impaired as of September 30, 2009.

NOTE 9—Loan Servicing

Effective January 1, 2009, the Company made an election to prospectively change the policy for accounting for residential mortgage servicing rights from the amortization method to the fair value measurement method. Under the fair value measurement method, servicing assets are measured at fair value each period with changes in fair value recorded as a component of mortgage banking income.

The fair value of mortgage servicing rights is calculated using various assumptions including future cash flows, market discount rates, expected prepayment rates, servicing costs and other factors. A significant change in prepayments of mortgages in the servicing portfolio could result in significant changes in the valuation adjustments, thus creating potential volatility in the carrying amount of mortgage servicing rights. Regions uses various derivative instruments to mitigate the effect of changes in the fair value of its mortgage servicing rights in the statement of operations. During the three months ended September 30, 2009 and the first nine months of 2009, Regions recognized a net $19.1 million gain and a net $16.3 million gain, respectively, associated with changes in mortgage servicing rights and the aforementioned derivatives, which is included in mortgage income. Additionally, during the third quarter of 2009, Regions adopted an option-adjusted spread (OAS) valuation approach. The OAS represents the additional spread over the swap rate that is required in order for the asset’s discounted cash flows to equal its market price. This change to OAS valuation did not materially impact the fair value of the mortgage servicing rights. An analysis of the OAS and its sensitivity to rate fluctuations is presented below.

The tables below present analyses of mortgage servicing rights:

(In millions)	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Carrying value, beginning of period	$202	$161
Additions	31	83
Increase (decrease) in fair value:
Due to change in valuation inputs or assumptions	(11)	(2)
Other changes(1)	(6)	(26)

Carrying value, end of period	$216	$216

(1)	Represents economic amortization associated with borrower repayments.

Data and assumptions used in the fair value calculation related to residential mortgage servicing rights (excluding related derivative instruments) as of September 30, 2009 are as follows (dollars in millions):

Unpaid principal balance	$23,951
Weighted-average prepayment speed (CPR)	20.36
Estimated impact on fair value of a 10% increase	$(13)
Estimated impact on fair value of a 20% increase	$(25)
Option-adjusted spread (basis points)	633
Estimated impact on fair value of a 10% increase	$(4)
Estimated impact on fair value of a 20% increase	$(8)
Weighted-average coupon interest rate	5.81%
Weighted-average remaining maturity (months)	285
Weighted-average servicing fee (basis points)	28.8

The sensitivity calculations above are hypothetical and should not be considered to be predictive of future performance. Changes in fair value based on adverse changes in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, the effect of an adverse variation in a particular assumption on the fair value of the mortgage servicing rights is calculated without changing any other assumption, while in reality changes in one factor may result in changes in another which may either magnify or counteract the effect of the change. The derivative instruments utilized by Regions would serve to reduce the estimated impacts to fair value included in the table above.

NOTE 10—Derivative Financial Instruments and Hedging Activities

Regions enters into derivative financial instruments to manage interest rate risk, facilitate asset/liability management strategies and manage other exposures. These derivative instruments primarily include interest rate swaps, options on interest rate swaps, interest rate caps and floors, Eurodollar futures, forward rate contracts and forward sale commitments. All derivative financial instruments are recognized on the consolidated balance sheets as other assets or other liabilities at fair value. Regions enters into master netting agreements with counterparties and/or requires collateral based on counterparty credit ratings to cover exposures.

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

The following table presents the fair value of derivative instruments on a gross basis as of September 30, 2009:

	Asset Derivatives		Liability Derivatives
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate swaps	Other assets	$441	Other liabilities	$—
Interest rate options	Other assets	62	Other liabilities	—
Eurodollar futures(1)	Other assets	—	Other liabilities	—

Total derivatives designated as hedging instruments		$503		$—

Derivatives not designated as hedging instruments
Interest rate swaps	Other assets	$1,722	Other liabilities	$1,678
Interest rate options	Other assets	33	Other liabilities	34
Interest rate futures and forward commitments	Other assets	12	Other liabilities	16
Other contracts	Other assets	31	Other liabilities	31

Total derivatives not designated as hedging instruments		$1,798		$1,759

Total derivatives		$2,301		$1,759

(1)	Changes in fair value are cash-settled daily.

HEDGING DERIVATIVES

Derivatives entered into to manage interest rate risk and facilitate asset/liability management strategies are designated as hedging derivatives. Derivative financial instruments that qualify in a hedging relationship are classified, based on the exposure being hedged, as either fair value or cash flow hedges. The Company formally documents all hedging relationships between hedging instruments and the hedged items, as well as its risk management objective and strategy for entering into various hedge transactions. The Company performs periodic assessments to determine whether the hedging relationship has been highly effective in offsetting changes in fair values or cash flows of hedged items and whether the relationship is expected to continue to be highly effective in the future.

When a hedge is terminated or hedge accounting is discontinued because the hedged item no longer meets the definition of a firm commitment, or because it is probable that the forecasted transaction will not occur by the end of the specified time period, the derivative will continue to be recorded in the consolidated balance sheets at its fair value, with changes in fair value recognized currently in other non-interest income. Any asset or liability that was recorded pursuant to recognition of the firm commitment is removed from the consolidated balance sheets and recognized currently in other non-interest expense. Gains and losses that were accumulated in other comprehensive income pursuant to the hedge of a forecasted transaction are recognized immediately in other non-interest expense.

The following table presents the effect of derivative instruments on the statement of operations for the three months ended September 30, 2009:

Derivatives in Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives	Hedged Items in Fair Value Hedge Relationships	Location of Gain (Loss) Recognized in Income on Related Hedged Item	Amount of Gain (Loss) Recognized in Income on Related Hedged Item
(In millions)
Interest rate swaps	Other non-interest expense	$16	Debt/ CDs	Other non-interest expense	$(15)
Interest rate swaps	Interest expense	43	Debt	Interest expense	1

Total		$59			$(14)

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)(1)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)(2)	Location of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)(2)
(In millions)
Interest rate swaps	$(20)	Interest income on loans	$60	Other non-interest expense	$7
Forward starting swaps	(9)	Interest expense on debt	—	Other non-interest expense	—
Interest rate options	(2)	Interest income on loans	18	Interest income on loans	—
Eurodollar futures	(11)	Interest income on loans	19	Other non-interest expense	3

Total	$(42)		$97		$10

(1)	After-tax
(2)	Pre-tax

The following table presents the effect of derivative instruments on the statement of operations for the nine months ended September 30, 2009:

Derivatives in Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives	Hedged Items in Fair Value Hedge Relationships	Location of Gain (Loss) Recognized in Income on Related Hedged Item	Amount of Gain (Loss) Recognized in Income on Related Hedged Item
(In millions)
Interest rate swaps	Other non-interest expense	$(48)	Debt/CDs	Other non-interest expense	$49
Interest rate swaps	Interest expense	116	Debt	Interest expense	3

Total		$68			$52

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)(1)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)(2)	Location of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)(2)
(In millions)
Interest rate swaps	$(87)	Interest income on loans	$189	Other non-interest expense	$8
Forward starting swaps	8	Interest expense on debt	—	Other non-interest expense	—
Interest rate options	(25)	Interest income on loans	76	Interest income on loans	—
Eurodollar futures	(16)	Interest income on loans	30	Other non-interest expense	3

Total	$(120)		$295		$11

(1)	After-tax
(2)	Pre-tax

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

Regions enters into interest rate swap agreements to manage interest rate exposure on the Company’s fixed-rate borrowings, which includes long-term debt and certificates of deposit. These agreements involve the receipt of fixed-rate amounts in exchange for floating-rate interest payments over the life of the agreements. As of September 30, 2009, the total notional amount of the Company’s interest rate swaps designated in fair value hedges was $6.1 billion.

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

Regions enters into interest rate swap agreements to manage overall cash flow changes related to interest rate risk exposure on LIBOR-based loans. The agreements effectively modify the Company’s exposure to interest rate risk by utilizing receive fixed/pay LIBOR interest rate swaps. As of September 30, 2009, the total notional amount of the Company’s interest rate swaps hedging cash flows on LIBOR loans was $4.3 billion.

Regions issues long-term fixed-rate debt for various funding needs. Regions enters into receive LIBOR/pay-fixed forward starting swaps to hedge risks of changes in the projected quarterly interest payments attributable to changes in the benchmark interest rate (LIBOR) during the time leading up to the probable issuance date of the new long term fixed-rate debt. As of September 30, 2009, the total notional amount of the Company’s forward-starting swaps was $1.0 billion.

Regions enters into interest rate option contracts to protect cash flows through the maturity date of the hedging instrument on the designated one-month LIBOR floating-rate loans from adverse extreme market interest rate changes. As of September 30, 2009, the total notional amount of the Company’s interest rate options was $2.0 billion.

Regions purchases Eurodollar futures to hedge the variability in future cash flows based on forecasted resets of one-month LIBOR-based floating rate loans due to changes in the benchmark interest rate. As of September 30, 2009, the total notional amount of the Company’s Eurodollar futures was $40.2 billion.

Regions entered into interest rate swap agreements to manage overall cash flow changes related to interest rate risk exposure on prime-based loans. The agreements effectively modified the Company’s exposure to interest rate risk by utilizing receive fixed/pay prime interest rate swaps. During the quarter ended September 30, 2009, Regions terminated its hedges on prime-based loans.

Regions realized an after-tax benefit of $18.8 million in accumulated other comprehensive income at September 30, 2009, related to terminated cash flow hedges of loan and debt instruments which will be amortized into earnings in conjunction with the recognition of interest payments through 2012. Regions recognized pre-tax income of $30.9 million during the first nine months of 2009 related to this amortization.

Regions expects to reclassify out of other comprehensive income and into earnings approximately $182.7 million in pre-tax income due to the receipt of interest payments on all cash flow hedges within the next twelve months. Of this amount, $26.9 million relates to the amortization of discontinued cash flow hedges. The maximum length of time over which Regions is hedging its exposure to the variability in future cash flows for forecasted transactions is approximately two years as of September 30, 2009.

TRADING DERIVATIVES

Derivative contracts that do not qualify for hedge accounting are classified as trading with gains and losses related to the change in fair value recognized in earnings during the period.

The Company maintains a derivatives trading portfolio of interest rate swaps, option contracts, and futures and forward commitments used to meet the needs of its customers. The portfolio is used to generate trading profit and to help clients manage market risk. The Company is subject to the credit risk that a counterparty will fail to perform. The Company is also subject to market risk, which is monitored by the asset/liability management function and evaluated by the Company. Separate derivative contracts are entered into to reduce overall market exposure to pre-defined limits. The contracts in this portfolio do not qualify for hedge accounting and are marked-to-market through earnings and included in other assets and other liabilities. As of September 30, 2009, the total absolute notional amount of the Company’s derivatives trading portfolio was $65.8 billion.

In the normal course of business, Morgan Keegan enters into underwriting and forward and future commitments on U.S. Government and municipal securities. As of September 30, 2009, the contractual amounts of forward and future commitments was approximately $12.5 million. The brokerage subsidiary typically settles its position by entering into equal but opposite contracts and, as such, the contract amounts do not necessarily represent future cash requirements. Settlement of the transactions relating to such commitments is not expected to have a material effect on the subsidiary’s financial position. Transactions involving future settlement give rise to market risk, which represents the potential loss that can be caused by a change in the market value of a particular financial instrument. The exposure to market risk is determined by a number of factors, including size, composition and diversification of positions held, the absolute and relative levels of interest rates, and market volatility.

Regions enters into interest rate lock commitments, which are commitments to originate mortgage loans whereby the interest rate on the loan is determined prior to funding and the customers have locked into that interest rate. Fair value is based on fees currently charged to enter into similar agreements and, for fixed-rate commitments, considers the difference between current levels of interest rates and the committed rates. At September 30, 2009, Regions had $668.9 million in notional amounts of rate lock commitments. Regions manages market risk on interest rate lock commitments and mortgage loans held for sale with corresponding forward sale commitments, which are recorded at fair value with changes in fair value recorded in mortgage income. At September 30, 2009, Regions had $1.3 billion in absolute notional amounts related to these forward rate commitments.

On January 1, 2009, Regions made an election to account for mortgage servicing rights at fair market value with any changes to fair value being recorded within mortgage income. Concurrent with the election to use the fair value measurement method, Regions began using various derivative instruments, in the form of forward rate commitments and futures contracts, to mitigate the income statement effect of changes in the fair value of its mortgage servicing rights. As of September 30, 2009, the total notional amount related to these forward rate commitments and futures contracts was $1.8 billion.

The following table presents information for derivatives not designated as hedging instruments in the statement of operations for the three months ended September 30, 2009:

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		(In millions)
Interest rate swaps	Brokerage income	$(11)
Interest rate options	Brokerage income	—
Interest rate options	Mortgage income	5
Interest rate futures and forward commitments	Brokerage income	—
Interest rate futures and forward commitments	Mortgage income	13
Other contracts	Brokerage income	—

		$7

The following table presents information for derivatives not designated as hedging instruments in the statement of operations for the nine months ended September 30, 2009:

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		(In millions)
Interest rate swaps	Brokerage income	$20
Interest rate options	Brokerage income	(42)
Interest rate options	Mortgage income	1
Interest rate futures and forward commitments	Brokerage income	7
Interest rate futures and forward commitments	Mortgage income	41
Other contracts	Brokerage income	1

		$28

Credit risk, defined as all positive exposures not collateralized with cash or other assets, at September 30, 2009, totaled approximately $1.2 billion. This amount represents the net credit risk on all trading and other derivative positions held by Regions.

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

Regions’ maximum potential amount of future payments under these contracts is approximately $55.1 million. This scenario would only occur if variable interest rates were at zero percent and all counterparties defaulted with zero recovery. The fair value of sold protection at September 30, 2009, was immaterial. In transactions where Regions has sold credit protection, recourse to collateral associated with the original swap transaction is available to offset some or all of Regions’ obligation.

CONTINGENT FEATURES

Certain Regions’ derivative instruments contain provisions that require Regions’ debt to maintain an investment grade credit rating from each of the major credit rating agencies. If Regions’ debt were to fall below investment grade, it would be in violation of these provisions, and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position on September 30, 2009, was $436.0 million, for which Regions had posted collateral of $403.4 million in the normal course of business. If the credit-risk-related contingent features underlying these agreements were triggered on September 30, 2009, Regions would be required to post an additional $32.6 million of collateral to its counterparties.

NOTE 11—Fair Value Measurements

Fair value guidance establishes a framework for using fair value to measure assets and liabilities and defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) as opposed to the price that would be paid to acquire the asset or received to assume the liability (an entry price). A fair value measure should reflect the assumptions that market participants would use in pricing the asset or liability, including the assumptions about the risk inherent in a particular valuation technique, the effect of a restriction on the sale or use of an asset and the risk of nonperformance. Required disclosures include stratification of balance sheet amounts measured at fair value based on inputs the Company uses to derive fair value measurements. These strata include:

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

ITEMS MEASURED AT FAIR VALUE ON A RECURRING BASIS

Trading account assets (net of certain short-term borrowings), securities available for sale, mortgage loans held for sale, and derivatives were recorded at fair value on a recurring basis during 2009 and 2008. Mortgage servicing rights were recorded at fair value on a recurring basis only during 2009 (see Note 9).

The following tables present financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2009 and 2008, respectively:

September 30, 2009	Level 1	Level 2	Level 3	Fair Value
	(In millions)
Trading account assets, net	$321	$471	$189	$981
Securities available for sale	256	20,687	87	21,030
Mortgage loans held for sale	—	726	—	726
Mortgage servicing rights	—	—	216	216
Derivatives, net(1)	—	649	12	661

(1)

Derivatives include approximately $1.1 billion related to legally enforceable master netting agreements that allow the Company to settle positive and negative positions. Derivative assets and liabilities are also presented excluding cash collateral received of $101 million and cash collateral posted of $403 million with counterparties.

September 30, 2008	Level 1	Level 2	Level 3	Fair Value
	(In millions)
Trading account assets, net	$(115)	$336	$246	$467
Securities available for sale	2,686	14,854	93	17,633
Mortgage loans held for sale	—	495	—	495
Derivatives, net(1)	—	383	17	400

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

The following tables illustrate a rollforward for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2009 and 2008, respectively. The tables do not reflect the change in fair value attributable to any related economic hedges the Company used to mitigate the interest rate risk associated with these assets.

	Fair Value Measurements Using Significant Unobservable Inputs Three Months Ended September 30, 2009 (Level 3 measurements only)
(In millions)	Trading Account Assets, net(1)	Securities Available for Sale	Mortgage Servicing Rights	Net Derivatives
Beginning balance, July 1, 2009	$133	$73	$202	$7
Total gains (losses) realized and unrealized:
Included in earnings(1)	73	—	(17)	31
Included in other comprehensive income	—	16	—	—
Purchases and issuances	(27,623)	—	31	—
Settlements	27,350	(2)	—	(26)
Transfers in and/or out of Level 3, net	256	—	—	—

Ending balance, September 30, 2009	$189	$87	$216	$12

(1)	Brokerage income from trading account assets, net, primarily represents gains/(losses) on disposition, which inherently includes commissions on security transactions during the period.

	Fair Value Measurements Using Significant Unobservable Inputs Three Months Ended September 30, 2008 (Level 3 measurements only)
(In millions)	Trading Account Assets, net(1)	Securities Available for Sale	Net Derivatives
Beginning balance, July 1, 2008	$370	$105	$12
Total gains (losses) realized and unrealized:
Included in earnings(1)	(6)	—	15
Included in other comprehensive income	—	(4)	—
Purchases and issuances	4,740	—	—
Settlements	(4,856)	(8)	(10)
Transfers in and/or out of Level 3, net	(2)	—	—

Ending balance, September 30, 2008	$246	$93	$17

(1)	Brokerage income from trading account assets, net, primarily represents gains/(losses) on disposition, which inherently includes commissions on security transactions during the period.

	Fair Value Measurements Using Significant Unobservable Inputs Nine Months Ended September 30, 2009 (Level 3 measurements only)
(In millions)	Trading Account Assets, net(1)	Securities Available for Sale	Mortgage Servicing Rights	Net Derivatives
Beginning balance, January 1, 2009	$275	$95	$161	$55
Total gains (losses) realized and unrealized:
Included in earnings(1)	209	(15)	(28)	34
Included in other comprehensive income	—	20	—	—
Purchases and issuances	(87,387)	—	83	—
Settlements	86,656	(13)	—	(77)
Transfers in and/or out of Level 3, net	436	—	—	—

Ending balance, September 30, 2009	$189	$87	$216	$12

(1)	Brokerage income from trading account assets, net, primarily represents gains/(losses) on disposition, which inherently includes commissions on security transactions during the period.

	Fair Value Measurements Using Significant Unobservable Inputs Nine Months Ended September 30, 2008 (Level 3 measurements only)
(In millions)	Trading Account Assets, net(1)	Securities Available for Sale	Net Derivatives
Beginning balance, January 1, 2008	$109	$73	$8
Total gains (losses) realized and unrealized:
Included in earnings(1)	(9)	—	32
Included in other comprehensive income	—	(13)	—
Purchases and issuances	8,949	49	1
Settlements	(8,804)	(16)	(24)
Transfers in and/or out of Level 3, net	1	—	—

Ending balance, September 30, 2008	$246	$93	$17

(1)	Brokerage income from trading account assets, net, primarily represents gains/(losses) on disposition, which inherently includes commissions on security transactions during the period.

The following tables detail the presentation of both realized and unrealized gains and losses recorded in earnings for Level 3 assets for the three and nine months ended September 30, 2009 and 2008, respectively:

	Total Gains and Losses (Level 3 measurements only) Three Months Ended September 30, 2009
(In millions)	Trading Account Assets, net(1)	Securities Available for Sale	Mortgage Servicing Rights	Net Derivatives
Classifications of gains (losses) both realized and unrealized included in earnings for the period:
Brokerage, investment banking and capital markets	$73	$—	$—	$—
Mortgage income	—	—	(17)	31
Other income	—	—	—	—
Other comprehensive income	—	16	—	—

Total realized and unrealized gains and (losses)	$73	$16	$(17)	$31

(1)	Brokerage income from trading account assets, net, primarily represents gains/(losses) on disposition, which inherently includes commissions on security transactions during the period.

	Total Gains and Losses (Level 3 measurements only) Three Months Ended September 30, 2008
(In millions)	Trading Account Assets, net(1)	Securities Available for Sale	Net Derivatives
Classifications of gains (losses) both realized and unrealized included in earnings for the period:
Interest income	$—	$—	$—
Brokerage and investment banking	(6)	—	—
Mortgage income	—	—	10
Other income	—	—	5
Other comprehensive income	—	(4)	—

Total realized and unrealized gains and (losses)	$(6)	$(4)	$15

(1)	Brokerage income from trading account assets, net, primarily represents gains/(losses) on disposition, which inherently includes commissions on security transactions during the period.

	Total Gains and Losses (Level 3 measurements only) Nine Months Ended September 30, 2009
(In millions)	Trading Account Assets, net(1)	Securities Available for Sale	Mortgage Servicing Rights	Net Derivatives
Classifications of gains (losses) both realized and unrealized included in earnings for the period:
Brokerage, investment banking and capital markets	$209	$—	$—	$(35)
Mortgage income	—	—	(28)	69
Other income	—	(15)	—	—
Other comprehensive income	—	20	—	—

Total realized and unrealized gains and (losses)	$209	$5	$(28)	$34

(1)	Brokerage income from trading account assets, net, primarily represents gains/(losses) on disposition, which inherently includes commissions on security transactions during the period.

	Total Gains and Losses (Level 3 measurements only) Nine Months Ended September 30, 2008
(In millions)	Trading Account Assets, net(1)	Securities Available for Sale	Net Derivatives
Classifications of gains (losses) both realized and unrealized included in earnings for the period:
Interest income	$1	$—	$—
Brokerage and investment banking	(10)	—	—
Mortgage income	—	—	27
Other income	—	—	5
Other comprehensive income	—	(13)	—

Total realized and unrealized gains and (losses)	$(9)	$(13)	$32

(1)	Brokerage income from trading account assets, net, primarily represents gains/(losses) on disposition, which inherently includes commissions on security transactions during the period.

The following tables detail the presentation of only unrealized gains and losses recorded in earnings for Level 3 assets for the three and nine months ended September 30, 2009 and 2008, respectively:

	Three Months Ended September 30, 2009
(In millions)	Trading Account Assets, net	Securities Available for Sale	Mortgage Servicing Rights	Net Derivatives
The amount of total gains and losses for the period included in earnings, attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at September 30, 2009:
Brokerage, investment banking and capital markets	$(1)	$—	$—	$31
Mortgage income	—	—	(11)	—
Other income	—	—	—	—
Other comprehensive income	—	16	—	—

Total unrealized gains and (losses)	$(1)	$16	$(11)	$31

	Three Months Ended September 30, 2008
(In millions)	Trading Account Assets, net	Securities Available for Sale	Net Derivatives
The amount of total gains and losses for the period included in earnings, attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at September 30, 2008:
Brokerage and investment banking	$(2)	$—	$—
Mortgage income	—	—	10
Other income	—	—	5
Other comprehensive income	—	(4)	—

Total unrealized gains and (losses)	$(2)	$(4)	$15

	Nine Months Ended September 30, 2009
(In millions)	Trading Account Assets, net	Securities Available for Sale	Mortgage Servicing Rights	Net Derivatives
The amount of total gains and losses for the period included in earnings, attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at September 30, 2009:
Brokerage, investment banking and capital markets	$(1)	$—	$—	$6
Mortgage income	—	—	(2)	69
Other income	—	(15)	—	—
Other comprehensive income	—	20	—	—

Total unrealized gains and (losses)	$(1)	$5	$(2)	$75

	Nine Months Ended September 30, 2008
(In millions)	Trading Account Assets, net	Securities Available for Sale	Net Derivatives
The amount of total gains and losses for the period included in earnings, attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at September 30, 2008:
Brokerage and investment banking	$(2)	$—	$—
Mortgage income	—	—	27
Other income	—	—	5
Other comprehensive income	—	(13)	—

Total unrealized gains and (losses)	$(2)	$(13)	$32

ITEMS MEASURED AT FAIR VALUE ON A NON-RECURRING BASIS

From time to time, certain assets may be recorded at fair value on a non-recurring basis. These non-recurring fair value adjustments typically are a result of the application of lower of cost or fair value accounting or a write-down occurring during the period.

The following table presents the carrying value of those assets measured at fair value on a non-recurring basis, and gains and losses recognized during the period. The carrying values in this table represent only those assets marked to fair value during the quarter ended September 30, 2009.

	Carrying Value as of September 30, 2009				Fair value adjustments for the three months ended September 30, 2009
(In millions)	Level 1	Level 2	Level 3	Total

Loans held for sale	$—	$132	$16	$148	$(79)
Foreclosed property and other real estate	—	340	—	340	(78)

FAIR VALUE OPTION

Regions adopted the fair value option for certain financial assets and financial liabilities, as of January 1, 2008. The fair value option allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. Additionally, the fair value option requires the difference between the carrying value before election of the fair value option and the fair value of these financial instruments be recorded as an adjustment to beginning retained earnings in the period of adoption. There was no material effect of adoption on the consolidated financial statements.

Regions elected the fair value option for residential mortgage loans held for sale originated after January 1, 2008. This election allows for a more effective offset of the changes in fair values of the loans and the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting. Regions has not elected the fair value option for other loans held for sale primarily because they are not economically hedged using derivative instruments. Fair values of mortgage loans held for sale are based on traded market prices of similar assets where available and/or discounted cash flows at market interest rates, adjusted for securitization activities that include servicing values and market conditions. At September 30, 2009 and 2008, loans held for sale for which the fair value option was elected had an aggregate fair value of $726 million and $495 million, respectively, and an aggregate outstanding principal balance of $702 million and $488 million, respectively, and were recorded in loans held for sale in the consolidated balance sheets. Interest income on mortgage loans held for sale is recognized based on contractual rates and is reflected in interest income on loans held for sale in the consolidated statements of operations. Net gains resulting from changes in fair value of these loans of $27 million and net gains resulting from changes in fair value of these loans of $8 million was recorded in mortgage income in the consolidated statements of operations during the third quarter of 2009 and 2008, respectively. Net gains resulting from changes in fair value of these loans of $10 million and net gains resulting from changes in fair value of these loans of $7 million was recorded in mortgage income in the consolidated statements of operations during the first nine months of 2009 and 2008, respectively. These changes in fair value are mostly offset by economic hedging activities. An immaterial portion of these amounts was attributable to changes in instrument-specific credit risk.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The methods and assumptions used by the Company in estimating fair values of financial instruments are disclosed in Regions’ Form 10-K for the year ended December 31, 2008. The carrying amounts and estimated fair values of the Company’s financial instruments as of September 30, 2009 and December 31, 2008 are as follows:

	September 30, 2009		December 31, 2008
(In millions)	Carrying Amount	Estimated Fair Value(2)	Carrying Amount	Estimated Fair Value(2)
Financial assets:
Cash and cash equivalents	$8,369	$8,369	$10,973	$10,973
Trading account assets	1,388	1,388	1,050	1,050
Securities available for sale	21,030	21,030	18,850	18,850
Securities held to maturity	39	39	47	47
Loans held for sale	1,470	1,470	1,282	1,282
Loans (excluding leases), net of unearned income and allowance for loan losses(1), (3)	87,552	70,693	93,062	79,882
Other interest-earning assets	839	839	897	897
Derivatives, net	661	661	1,002	1,002
Financial liabilities:
Deposits	94,880	95,434	90,904	91,199
Short-term borrowings	5,286	5,286	15,822	15,822
Long-term borrowings	18,093	17,061	19,231	18,191
Loan commitments and letters of credit	83	968	109	732

(1)

The estimated fair value of portfolio loans assumes sale of the notes to a third-party financial investor. Accordingly, the value to the Company if the notes were held to maturity is not included in the fair value estimate. In the current whole loan market, given the lack of market liquidity, financial investors are generally requiring a much higher rate of return than the return inherent in loans if held to maturity. This divergence accounts for the majority of the difference in carrying amount over fair value.

(2)

Estimated fair values are consistent with an exit price concept. The assumptions used to estimate the fair values are intended to approximate those that a market participant would use in a hypothetical orderly transaction. In estimating fair value, the Company makes adjustments for interest rates, market liquidity and credit spreads as appropriate.

(3)	Excluded from this table is the lease carrying amount of $2.6 billion for September 30, 2009 and $3.0 billion for December 31, 2008, which approximates fair value.

NOTE 12—Commitments and Contingencies

COMMERCIAL COMMITMENTS

Regions issues off-balance sheet financial instruments in connection with lending activities. The credit risk associated with these instruments is essentially the same as that involved in extending loans to customers and is subject to Regions’ normal credit approval policies and procedures. Regions measures inherent risk associated with these instruments by recording a reserve for unfunded commitments based on an assessment of the likelihood that the guarantee will be funded and the creditworthiness of the customer or counterparty. Collateral is obtained based on management’s assessment of the creditworthiness of the customer.

Credit risk associated with these instruments is represented by the contractual amounts indicated in the following table:

(In millions)	September 30 2009	December 31 2008	September 30 2008
Unused commitments to extend credit	$31,993	$37,271	$39,203
Standby letters of credit	5,859	8,012	8,048
Commercial letters of credit	14	20	27

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

Standby letters of credit—Standby letters of credit are also issued to customers, which commit Regions to make payments on behalf of customers if certain specified future events occur. Regions has recourse against the customer for any amount required to be paid to a third party under a standby letter of credit. Historically, a large percentage of standby letters of credit expired without being funded. The current lack of liquidity in the broader market and the current credit environment has resulted in increased fundings of standby letters of credit. The contractual amount of standby letters of credit represents the maximum potential amount of future payments Regions could be required to make and represents Regions’ maximum credit risk. At September 30, 2009, December 31, 2008 and September 30, 2008, Regions had $88 million, $118 million and $111 million, respectively, of liabilities associated with standby letter of credit agreements, with related assets of $82 million, $108 million and $98 million, respectively.

Commercial letters of credit—Commercial letters of credit are issued to facilitate foreign or domestic trade transactions for customers. As a general rule, drafts will be drawn when the goods underlying the transaction are in transit.

The reserve for all of these off-balance sheet financial instruments was $63 million, $74 million and $74 million at September 30, 2009, December 31, 2008 and September 30, 2008, respectively.

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

In July 2009, Morgan Keegan & Company, Inc. (“Morgan Keegan”), a wholly-owned subsidiary of Regions, Morgan Asset Management, Inc. and three employees each received a Wells notice from the Staff of the Atlanta Regional Office of the Securities and Exchange Commission (“SEC”) stating that the Staff intends to recommend that the Commission bring enforcement actions for possible violations of the federal securities laws. The potential actions relate to the Staff’s investigation of the Funds. Additionally, in July 2009, Morgan Keegan received a Wells notice from the enforcement staff of the Financial Industry Regulatory Authority (“FINRA”) advising Morgan Keegan that it had made a preliminary determination to recommend disciplinary action against Morgan Keegan for violation of various NASD rules relating to sales of the Funds during 2006 and 2007. A Wells notice is neither a formal allegation nor a finding of wrongdoing. The notices provide the recipients the opportunity to provide their perspective and to address issues raised prior to any formal action being taken by the SEC or FINRA. Responses have been submitted to both the SEC and FINRA notices. Also, a joint state task force has indicated that it is considering charges against Morgan Keegan, related entities and certain of their officers in connection with the sales of the Funds. Discussions are ongoing with the state securities commissioners in the task force about the proposed charges and possible resolutions. Although it is not possible to predict the ultimate resolution or financial liability with respect to these matters, management is currently of the opinion that the outcome of these matters will not have a material effect on Regions’ business, consolidated financial position or results of operations.

In March 2009, Morgan Keegan received a Wells notice from the SEC’s Atlanta Regional Office related to auction rate securities (“ARS”) indicating that the SEC staff intended to recommend that the Commission take civil action against Morgan Keegan. On July 21, 2009, the SEC filed a complaint in United States District Court for the Northern District of Georgia against Morgan Keegan alleging violations of the federal securities laws in connection with ARS that Morgan Keegan underwrote, marketed and sold. The SEC is seeking an injunction against Morgan Keegan for violations of the antifraud provisions of the federal securities laws, as well as disgorgement, financial penalties and other equitable relief for customers, including repurchase by Morgan Keegan of all ARS that it sold prior to March 20, 2008. Beginning in February 2009, Morgan Keegan commenced a voluntary program to repurchase ARS that it underwrote and sold to the firm’s customers, and extended that repurchase program in the third quarter of 2009 to include ARS that were sold by Morgan Keegan to its customers but were underwritten by other firms. As of September 30, 2009, customers of Morgan Keegan owned approximately $288 million of ARS and Morgan Keegan held approximately $137 million of ARS on its balance sheet. On July 21, 2009, the Alabama Securities Commission issued a “Show Cause” order to Morgan Keegan arising out of the ARS matter that is the subject of the SEC complaint described above. The order requires Morgan Keegan to show cause why its registration as a broker-dealer should not be suspended or revoked in the State of Alabama and also why it should not be subject to disgorgement, repurchasing all ARS sold to Alabama residents and payment of costs and penalties. Although it is not possible to predict the ultimate resolution or financial liability with respect to the ARS matter, management is currently of the opinion that the outcome of this matter will not have a material effect on Regions’ business, consolidated financial position or results of operations.

In April 2009, Regions, Regions Financing Trust III (the “Trust”) and certain of Regions’ current and former directors, were named in a purported class-action lawsuit filed in the U.S. District Court for the Southern District of New York on behalf of the purchasers of trust preferred securities offered by the Trust. The complaint alleges that defendants made statements in Regions’ registration statement, prospectus and year-end filings which were materially false and misleading. No class has been certified and at this stage of the lawsuit Regions cannot determine the probability of a material adverse result or reasonably estimate a range of potential exposures, if any. However, it is possible that an adverse resolution of these matters may be material to Regions’ business, consolidated financial position or results of operations.

NOTE 13—Discontinued Operations

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

The results from discontinued operations did not impact the three-month or nine-month periods ending September 30, 2009. The results from discontinued operations for the three-month and nine-month periods ending September 30, 2008 are as follows:

(In millions)	2008
Total non-interest expense	$18

Loss from discontinued operations before income taxes	(18)
Income tax benefit	(7)

Loss from discontinued operations, net of tax	$(11)

NOTE 14—Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157 “Fair Value Measurements”, codified in the “Fair Value Measurements and Disclosures” Topic (“Fair Value Topic”) of the FASB Accounting Standards Codification (“ASC”), which provides guidance for using fair value to measure assets and liabilities, but does not expand the use of fair value in any circumstance. The guidance also requires expanded disclosures about the extent to which a company measures assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on an entity’s financial statements. The provisions apply when other guidance requires or permits assets and liabilities to be measured at fair value. The Fair Value Topic is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted. Regions adopted the provisions on January 1, 2008, and the effect of adoption on the consolidated financial statements was not material. Additionally, in February 2008, the FASB issued FSP 157-2, “Effective Date of FASB Statement No. 157”, also codified in the Fair Value Topic, which delays the effective date for non-recurring, non-financial instruments to fiscal years beginning after November 15, 2008. Regions implemented these provisions as of January 1, 2009. Refer to Note 11, “Fair Value Measurements” for additional information about the impact of the adoption of the Fair Value Topic.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations”, codified in the “Business Combinations” Topic of the ASC. The guidance requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. The provisions are effective for fiscal years beginning after December 15, 2008. Regions adopted these provisions as of January 1, 2009, and the adoption did not have a material impact on Regions’ consolidated financial statements. However, the adoption of these provisions could have a material impact to the consolidated financial statements for prospective business combinations.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements”, codified in the “Consolidation” Topic of the ASC, which requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. Additionally, the provisions require that transactions between an entity and noncontrolling interests be treated as equity transactions. The provisions are effective for fiscal years beginning after December 15, 2008. Regions adopted the provisions on January 1, 2009, and the adoption did not have a material impact on the consolidated financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities”, codified in the “Derivatives and Hedging” Topic of the ASC. The guidance requires entities to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The provisions are effective for fiscal years and interim periods beginning after November 15, 2008, with early adoption permitted. Regions adopted the provisions on January 1, 2009. Refer to Note 10, “Derivative Financial Instruments and Hedging Activities” for additional information.

In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payments Transactions Are Participating Securities”, codified in the “Earnings Per Share” Topic of the ASC. The guidance requires that instruments granted in share-based payment transactions, that are considered to be participating securities, should be included in the earnings allocation in computing earnings per share (“EPS”) under the two-class method. The provisions are effective for fiscal years beginning after December 15, 2008 with all prior period EPS data being adjusted retrospectively. Early adoption was not permitted. Regions adopted these provisions on January 1, 2009, and the adoption did not have a material impact on the consolidated financial statements.

In December 2008, the FASB issued FASB Staff Position No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets”, codified in the “Compensation – Retirement Benefits” Topic of the ASC. The guidance requires annual disclosures about assets held in an employer’s defined benefit pension or other postretirement plan. These provisions are generally effective for fiscal years ending after December 15, 2009. Regions is in the process of reviewing the potential impact of these provisions; however, the adoption is not expected to have a material impact to the consolidated financial statements.

In January 2009, the FASB issued FASB Staff Position No. EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20”, codified in the “Investments” Topic of the ASC. This FSP amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to achieve more consistent determination of whether an other-than-temporary impairment has occurred. Additionally, the FSP retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in FASB Statement No. 115 “Accounting for Certain Investments in Debt and Equity Securities”, and other related guidance. This guidance is effective for interim and annual reporting periods ending after December 15, 2008, and is applied prospectively. Regions adopted this guidance as of December 31, 2008, and the effect of adoption on the consolidated financial statements was not material.

In April 2009, the FASB issued FASB Staff Position No. 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”, codified in the “Business

Combinations” Topic of the ASC, to address certain implementation issues related to the accounting for assets and liabilities arising from contingencies. The guidance requires that assets acquired and liabilities assumed in a business combination arising from contingencies should be recognized at fair value on the acquisition date if fair value can be determined during the measurement period. These provisions are effective for acquisitions where the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Regions is in the process of reviewing the potential impact of this guidance. The adoption of these provisions could have a material impact on the consolidated financial statements for business combinations entered into after the effective date.

In April 2009, the FASB issued FASB Staff Position No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, codified in the Fair Value Topic, to provide additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. Additionally, it includes guidance on identifying circumstances that indicate a transaction is not orderly. The guidance emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. This guidance is effective for interim and annual reporting periods ending after June 15, 2009, and is applied prospectively. Regions adopted these provisions during the second quarter of 2009, and the effect of the adoption on the consolidated financial statements was not material.

In April 2009, the FASB issued FASB Staff Position No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”, codified in the “Financial Instruments” Topic of the ASC, to require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. This guidance is effective for interim and annual reporting periods ending after June 15, 2009, and is applied prospectively. Regions adopted these provisions during the second quarter of 2009. Refer to Note 11, “Fair Value Measurements” for additional information.

In April 2009, the FASB issued FSP 115-2 and 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, codified in the “Investments” Topic of the ASC, which modifies and expands other-than-temporary impairment guidance for debt securities. This guidance addresses the unique features of debt securities and clarifies the interaction of the factors that should be considered when determining whether a debt security is other-than-temporarily impaired. Additionally, it requires an entity to recognize the credit component of an other-than-temporary impairment of a debt security in earnings and the noncredit component in other comprehensive income when the entity does not intend to sell the security and it is more likely than not that the entity will not be required to sell the security prior to recovery. The guidance also expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities. This guidance is effective for interim and annual reporting periods ending after June 15, 2009, and is applied prospectively. Regions adopted these provisions during the second quarter of 2009. Refer to Note 6, “Securities” for additional information.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events”, codified in the “Subsequent Events” Topic of the ASC, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance also requires entities to disclose the date through which subsequent events were evaluated as well as whether that date is the date that the financial statements were issued or were available to be issued. Regions adopted the Subsequent Events Topic during the second quarter of 2009. Refer to Note 1, “Basis of Presentation” for additional information.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“FAS 166”), which is not yet codified in the ASC. FAS 166 eliminates the concept of a “Qualified Special Purpose Entity” from FAS 140, changes the requirements for derecognizing financial assets, and requires additional disclosures. This statement is effective for fiscal years beginning after November 15, 2009. Regions is in the process of reviewing the potential impact of FAS 166; however, the adoption of FAS 166 is not expected to have a material impact to the consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R)” (“FAS 167”), which is not yet codified in the ASC. FAS 167 modifies how a company determines when a variable interest entity (“VIE”) should be consolidated. FAS 167 also requires a qualitative assessment of an entity’s determination of the primary beneficiary of a VIE based on whether the entity (1) has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance, and (2) has the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. FAS 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a VIE as well as additional disclosures about a company’s involvement in VIEs. This statement is effective for fiscal years beginning after November 15, 2009. Regions is in the process of reviewing the potential impact of FAS 167; however, the adoption of FAS 167 is not expected to have a material impact to the consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05 “Measuring Liabilities at Fair Value” (“ASU 2009-05”). ASU 2009-05 provides further guidance on how to measure the fair value of a liability. ASU 2009-05 is effective for the first reporting period beginning after August 26, 2009. The adoption of ASU 2009-05 is not expected to have a material impact to the consolidated financial statements.

In September 2009, the FASB issued ASU 2009-12 “Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)”. ASU 2009-12 permits the use of net asset value per share to estimate the fair value of these investments as a practical expedient. The ASU also requires disclosure, by major category of investment, of the attributes of the investments, such as the nature of any restrictions on the investor’s ability to redeem its investments at the measurement date, any unfunded commitments, and the investment strategies of the investees. ASU 2009-12 is effective for interim and annual reporting periods ending after December 15, 2009. The adoption of ASU 2009-12 is not expected to have a material impact to the consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following discussion and analysis is part of Regions Financial Corporation’s (“Regions” or the “Company”) Quarterly Report on Form 10-Q to the Securities and Exchange Commission (“SEC”) and updates Regions’ Form 10-K for the year ended December 31, 2008, which was previously filed with the SEC. This financial information is presented to aid in understanding Regions’ financial position and results of operations and should be read together with the financial information contained in the Form 10-K. Certain prior period amounts presented in this discussion and analysis have been reclassified to conform to current period classifications, except as otherwise noted. The emphasis of this discussion will be on the three and nine months ended September 30, 2009 compared to the three and nine months ended September 30, 2008 for the statement of operations. For the balance sheet, the emphasis of this discussion will be the balances as of September 30, 2009 compared to December 31, 2008.

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

Regions conducts its banking operations through Regions Bank, an Alabama chartered commercial bank that is a member of the Federal Reserve System. At September 30, 2009, Regions operated approximately 1,900 full-service banking offices in Alabama, Arkansas, Florida, Georgia, Illinois, Indiana, Iowa, Kentucky, Louisiana, Mississippi, Missouri, North Carolina, South Carolina, Tennessee, Texas and Virginia. Regions provides brokerage services and investment banking from approximately 340 offices of Morgan Keegan & Company, Inc. (“Morgan Keegan”), a full-service regional brokerage and investment banking firm. Regions provides full-line insurance brokerage services primarily through Regions Insurance, Inc., one of the 25 largest insurance brokers in the country.

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

THIRD QUARTER HIGHLIGHTS

Regions reported a net loss available to common shareholders of $437 million, or $0.37 loss per diluted share in the third quarter of 2009, compared to third quarter 2008 per diluted share income of $0.11. High credit costs, primarily the result of focused efforts to identify and address loan portfolio stress, as well as increasing unemployment and ongoing deterioration in real estate values, continued to negatively impact pre-tax earnings. During the third quarter, Regions recorded a $1.025 billion provision for loan losses, $608 million higher than the third quarter of 2008. Additionally, several other significant items, which are discussed later in this section, affected net income for the third quarter of 2009.

Net interest income on a fully taxable-equivalent basis for the third quarter of 2009 was $853 million compared to $931 million in the third quarter of 2008. The net interest margin (taxable-equivalent basis) was 2.73% in the third quarter of 2009, compared to 3.10% during the third quarter of 2008. The decline in the net interest margin was impacted primarily by factors directly and indirectly associated with the erosion of economic and industry conditions since late 2007. These factors include an unfavorable variation in the general level and shape of the yield curve, Regions’ asset sensitive balance sheet, rate increases for new debt issuances, and rising non-performing asset levels. Additionally, declining loan yields have not been offset by similar declines in deposit rates due to the competitive demand for deposits within the industry. Recent increases in non-interest bearing deposit balances as well as the benefits of improving spreads on newly originated and renewed loans should help promote a stable net interest margin going forward.

Net charge-offs totaled $680 million, or an annualized 2.86% of average loans, in the third quarter of 2009, compared to 1.68% for the third quarter of 2008. Commercial real estate and commercial and industrial net charge-offs drove the increase, reflecting ongoing stress in housing valuations and continued strains in the economy as a whole. The provision for loan losses totaled $1.025 billion in the third quarter of 2009 compared to $417 million during the third quarter of 2008. The allowance for loan losses at September 30, 2009 was 2.83% of total loans, net of unearned income, compared to 1.87% at December 31, 2008 and 1.49% at September 30, 2008. Total non-performing assets, including loans held for sale, at September 30, 2009 were $4.1 billion, compared to $1.7 billion at December 31, 2008 and $1.8 billion at September 30, 2008. Residential homebuilder and condominium loans, as well as foreclosed properties, were the primary contributors to the increase since December 31, 2008. Additionally, income-producing commercial real estate, including multi-family and retail, significantly contributed to the third quarter inflows. Also included in non-performing assets were $380 million of loans held for sale at September 30, 2009 compared to $423 million at December 31, 2008 and $129 million at September 30, 2008.

Non-interest income for the third quarter of 2009 increased by $53 million compared to the third quarter of 2008. Mortgage income was the primary driver of the increase, increasing $43 million for the third quarter of 2009 as compared to the same period in 2008. The increase was primarily due to customers taking advantage of historically low mortgage rates and the corresponding impact on mortgage originations. Mortgage servicing rights and related hedging valuation adjustments also contributed to the increase in mortgage income. Brokerage, investment banking and capital markets income increased in the third quarter of 2009 by $11 million as compared to the same period in 2008. The increase was primarily due to increases in fixed income capital markets revenue. These increases were partially offset by a decrease of $17 million in trust department income for the quarter ended September 30, 2009 as compared to the same period in 2008. This decrease was driven primarily by the impact of lower asset valuations on trust fees. Also, trust department income for the 2008 period included fees from energy-related brokered transactions, which did not repeat in 2009.

Total non-interest expense, excluding merger-related charges, was $1.243 billion and $1.103 billion in the third quarter of 2009 and 2008, respectively. Pre-tax merger charges of $25 million were incurred in the third quarter of 2008 (see Table 14 “GAAP to Non-GAAP Reconciliation”). The Company’s third quarter decision to consolidate 121 branches into other existing branches and resulting charges of $41 million contributed to the increase. The increase in non-interest expense was also attributable to increased professional fees, other real estate owned (“OREO”) expense, and FDIC insurance premiums. Additionally, salaries and employee benefits, excluding merger charges, were higher in the third quarter of 2009 as compared to the corresponding 2008 period.

TOTAL ASSETS

Regions’ total assets at September 30, 2009 were $140 billion, compared to $146 billion at December 31, 2008. The decrease in total assets from year-end 2008 resulted primarily from a decrease in interest-bearing deposits in other banks. Lower loan balances also contributed to the decrease.

LOANS

At September 30, 2009 and December 31, 2008, loans represented 75% of Regions’ interest-earning assets. The following table presents the distribution by loan type of Regions’ loan portfolio, net of unearned income:

Table 1—Loan Portfolio

(In millions, net of unearned income)	September 30 2009	December 31 2008	September 30 2008
Commercial and industrial	$21,925	$23,596	$23,511
Commercial real estate—non owner-occupied	16,190	14,486	14,151
Commercial real estate—owner-occupied	12,103	11,722	11,569
Construction—non owner-occupied	6,616	9,029	9,810
Construction—owner-occupied	875	1,605	1,810
Residential first mortgage	15,513	15,839	16,191
Home equity	15,630	16,130	15,849
Indirect	2,755	3,854	4,211
Other consumer	1,147	1,158	1,610

	$92,754	$97,419	$98,712

Loans, net of unearned income, totaled $92.8 billion at September 30, 2009, a decrease of $4.7 billion from year-end 2008 levels, primarily due to a decline in construction loans, reflecting developers’ reluctance to begin new projects or purchase existing projects under current economic conditions. The commercial and industrial category also declined due to decreased utilization of lines of credit. The impact of the recession on loan demand also drove decreases in most other categories. These decreases were partially offset by increases in the commercial real estate portfolios which are attributable to the migration from construction loans as projects are completed. Residential first mortgages also decreased, although production activity was solid as a result of continued refinance activity due to attractive interest rates. The dealer indirect portfolio is an exit portfolio and continues to be in a runoff mode.

CREDIT QUALITY

The loans in the following portfolios may have a greater risk of non-collection than other loans. In the recent past, Regions’ pressured portfolios were comprised of residential homebuilder, Florida second lien home equity and the condominium portfolios. Beginning in the second quarter of 2009 and continuing through September 30, 2009, income-producing commercial real estate, including multi-family and retail, also showed signs of credit pressure, contributing more significantly to increases in non-accrual loans. Because of the cash flow associated with the income-producing credits, the Company generally can more easily restructure these loans. Accordingly, the loss content is expected to be generally lower than other types of commercial real estate.

RESIDENTIAL HOMEBUILDER PORTFOLIO

During late 2007, the residential homebuilder portfolio came under significant stress. In Table 1 “Loan Portfolio”, the majority of these loans are reported in the construction—non owner-occupied loan category, while a smaller portion is reported as commercial real estate—non owner-occupied. This portfolio has decreased by approximately $1.0 billion from December 31, 2008 to September 30, 2009, and approximately $3.8 billion since the beginning of 2008. The Company has placed a moratorium on new originations in this portfolio.

The following table provides details related to the product breakout of the residential homebuilder portfolio:

Table 2—Residential Homebuilder Portfolio

September 30, 2009	Loan Balance	Year-to-Date Net Charge-Offs	90 Days Past Due	Non-Accruing Loans
	(In millions, net of unearned income)
Land	$1,134	$101	$9	$306
Residential—spec	952	51	3	197
Residential—presold	222	12	—	115
Lots	819	77	1	186
National homebuilders and other	225	11	—	95

	$3,352	$252	$13	$899

September 30, 2008	Loan Balance	Year-to-Date Net Charge-Offs	90 Days Past Due	Non-Accruing Loans
	(In millions, net of unearned income)
Land	$1,839	$64	$—	$176
Residential—spec	1,506	54	1	170
Residential—presold	457	19	—	42
Lots	1,110	35	6	123
National homebuilders and other	290	14	—	46

	$5,202	$186	$7	$557

The residential homebuilder portfolio is geographically concentrated in Florida and North Georgia; the balances in these areas total approximately $1.3 billion of the $3.4 billion balance at September 30, 2009. The following table provides detail related to the geographic breakout and performing status of the residential homebuilder portfolio:

Table 3—Geographic Breakout of Residential Homebuilder Portfolio

September 30, 2009	Non-Accruing	Accruing	Total
	(In millions)
Central	$326	$728	$1,054
Florida	280	562	842
Midsouth	198	830	1,028
Southwest	53	295	348
Other	42	38	80

	$899	$2,453	$3,352

Notes:

1	Central consists of Alabama, Georgia and South Carolina
2	Midsouth consists of North Carolina, Virginia, Tennessee, Indiana, Illinois, Missouri, Iowa and Kentucky
3	Southwest consists of Louisiana, Mississippi, Texas and Arkansas

September 30, 2008	Non-Accruing	Accruing	Total
	(In millions)
Central	$180	$1,546	$1,726
Florida	196	1,126	1,322
Midsouth	62	1,148	1,210
Midwest	76	466	542
Southwest	7	271	278
Other	36	88	124

	$557	$4,645	$5,202

Notes:

1	Central consists of Alabama, Georgia and South Carolina
2	Midsouth consists of North Carolina, Virginia and Tennessee
3	Midwest consists of Arkansas, Illinois, Indiana, Iowa, Kentucky, Missouri and Texas
4	Southwest consists of Louisiana and Mississippi

HOME EQUITY PORTFOLIO

The home equity portfolio totaled $15.6 billion at September 30, 2009. The portfolio has an average original FICO score of 738 as of September 30, 2009 compared with 736 as of September 30, 2008. The main source of continued stress has been in Florida, where residential property values have declined. Further, losses on relationships in Florida where Regions is in a second lien position have been higher than first lien losses.

The following tables provide details related to the home equity portfolio as follows:

Table 4—Selected Home Equity Portfolio Information

	Nine Months Ended September 30, 2009
	Florida			All Other States			Total
(In millions)	1st Lien	2nd Lien	Total	1st Lien	2nd Lien	Total	1st Lien	2nd Lien	Total
Balance	$2,181	$3,570	$5,751	$4,451	$5,428	$9,879	$6,632	$8,998	$15,630
Net Charge-offs	42	184	226	19	57	76	61	241	302
Net Charge-off %(1)	2.59%	6.80%	5.23%	0.57%	1.36%	1.00%	1.22%	3.50%	2.54%

	Nine Months Ended September 30, 2008
	Florida			All Other States			Total
(In millions)	1st Lien	2nd Lien	Total	1st Lien	2nd Lien	Total	1st Lien	2nd Lien	Total
Balance	$1,995	$3,579	$5,574	$4,584	$5,691	$10,275	$6,579	$9,270	$15,849
Net Charge-offs	16	87	103	14	40	54	30	127	157
Net Charge-off %(1)	1.18%	3.33%	2.58%	0.41%	0.95%	0.71%	0.64%	1.86%	1.37%

(1)	Net charge-off percentages are calculated on an annualized basis as a percent of average balances.

CONDOMINIUM PORTFOLIO

Property value declines also led to increased stress in the condominium portfolio. Regions’ exposure in this portfolio is $647 million at September 30, 2009, a $968 million decrease since the beginning of 2008. The Company has placed a moratorium on new originations in this portfolio.

OTHER PRESSURED PORTFOLIOS

The Company expects continued credit pressure on loans secured by income-producing commercial real estate, including multi-family and retail. Because of the cash flow associated with the income-producing credits, the Company can generally more easily restructure these loans. Accordingly, the loss content is expected to be generally lower than other types of commercial real estate.

Regions does not have any option adjustable rate mortgage (ARM) products, loans with initial teaser rates or other higher-risk residential loans. Regions has approximately $64 million in book value of “sub-prime” loans retained from the disposition of EquiFirst, down from the year-end 2008 balance of $77 million. The credit loss exposure related to these loans is addressed in management’s periodic determination of the allowance for credit losses.

ALLOWANCE FOR CREDIT LOSSES

The allowance for credit losses (“allowance”) represents management’s estimate of credit losses inherent in the portfolio. The allowance consists of two components: the allowance for loan losses and the reserve for unfunded credit commitments. Management’s assessment of the adequacy of the allowance is based on the combination of both of these components. Regions determines its allowance in accordance with applicable accounting literature as well as regulatory guidance related to receivables and contingencies. Binding unfunded credit commitments include items such as letters of credit, financial guarantees and binding unfunded loan commitments.

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

In support of collateral values, Regions obtains updated valuations for non-performing loans on at least an annual basis. For non-performing loans deemed to be in markets of concern (currently defined in general as Florida, Georgia, North Carolina and South Carolina), Regions obtains updated valuations on a semi-annual basis.

Various departments, including Credit Review, Commercial and Consumer Credit Risk Management and Special Assets are involved in the credit risk management process to assess the accuracy of risk ratings, the quality of the portfolio and the estimation of inherent credit losses in the loan portfolio. This comprehensive process also assists in the prompt identification of problem credits. The Company has taken a number of measures to aggressively manage the portfolios and mitigate losses, particularly in the more problematic or stressed portfolios. In addition, a strong Customer Assistance Program is in place which educates customers about options and initiates early contact with customers to discuss solutions when a loan first becomes delinquent.

For the majority of the loan portfolio, management uses information from its ongoing review processes to stratify the loan portfolio into pools sharing common risk characteristics. Loans that share common risk characteristics are assigned a portion of the allowance based on the assessment process described above. Credit exposures are categorized by type and assigned estimated amounts of inherent loss based on several factors, including current and historical loss experience for pools of similar loans and management’s consideration of current economic conditions and the expected impact on credit performance.

The allowance for credit losses totaled $2.69 billion at September 30, 2009 and $1.90 billion at December 31, 2008. The allowance for loan losses as a percentage of net loans was 2.83% at September 30, 2009 compared to 1.87% at December 31, 2008 and 1.49% at September 30, 2008. The increase in the allowance was primarily driven by the result of focused efforts to identify and address loan portfolio stress, as well as deterioration in the residential homebuilder, home equity, condominium and income-producing commercial real estate portfolios. These developments resulted in a significant migration of loans into non-performing status. Residential homebuilder and condominium loans were the primary contributors to the increase in non-accrual loans since December 31, 2008. Additionally, income-producing commercial real estate, including multi-family and retail, significantly contributed to third quarter inflows. Given continuing pressure on residential property values—especially in Florida and North Georgia—rising unemployment and a generally uncertain economic backdrop, the Company expects credit costs to remain elevated. The reserve for unfunded credit commitments was $63 million at September 30, 2009 and $74 million at December 31, 2008. Details regarding the allowance and net charge-offs, including an analysis of activity from the previous year’s totals, are included in Table 5 “Allowance for Credit Losses”.

Net charge-offs as a percentage of average loans (annualized) were 2.19% and 1.03% in the first nine months of 2009 and 2008, respectively. For the first nine months of 2009, net charge-offs on commercial real estate—non-owner-occupied and owner-occupied were an annualized 3.13% and 0.49%, respectively, compared to an annualized 0.78% and 0.27%, respectively, for the first nine months of 2008. For the first nine months of 2009, net charge-offs on construction—non-owner-occupied and owner-occupied were an annualized 5.70% and 0.99%, respectively, compared to an annualized 3.50% and 0.26%, respectively, for the first nine months of 2008. The increases in commercial real estate—non owner-occupied and construction—non owner-occupied net charge-offs are in part related to continued deterioration in Regions’ homebuilder portfolio.

Net charge-offs were an annualized 2.54% of home equity loans compared to an annualized 1.37% through the first nine months of 2009 and 2008, respectively. Losses in Florida-based credits remained at elevated levels, as unemployment levels remain high and property valuations in certain markets have continued to experience ongoing deterioration. As illustrated in Table 4, these loans and lines represent approximately $5.8 billion of Regions’ total home equity portfolio at September 30, 2009. Of that balance, approximately $2.2 billion represent first liens, while second liens, which total $3.6 billion, are the main source of losses. Florida second lien losses were 6.80% annualized through the first nine months of 2009 as compared to 3.33% for the same period of 2008. Through the first nine months of 2009, home equity losses in Florida amounted to an annualized 5.23% of loans and lines versus 1.00% across the remainder of Regions’ footprint. This compares to the first nine months of 2008 losses of 2.58% and 0.71% respectively.

Activity in the allowance for credit losses is summarized as follows:

Table 5—Allowance for Credit Losses

	Nine Months Ended September 30
(In millions)	2009	2008
Allowance for loan losses at beginning of year	$1,826	$1,321
Loans charged-off:
Commercial	299	144
Commercial real estate—non owner-occupied	378	82
Commercial real estate—owner-occupied	49	27
Construction—non owner-occupied	329	255
Construction—owner-occupied	9	5
Residential first mortgage	149	41
Home equity	324	170
Indirect	52	38
Other consumer	59	57

	1,648	819
Recoveries of loans previously charged-off:
Commercial	20	17
Commercial real estate—non owner-occupied	5	3
Commercial real estate—owner-occupied	5	4
Construction—non owner-occupied	4	2
Construction—owner-occupied	—	—
Residential first mortgage	2	1
Home equity	22	13
Indirect	15	12
Other consumer	14	16

	87	68
Net charge-offs:
Commercial	279	127
Commercial real estate—non owner-occupied	373	79
Commercial real estate—owner-occupied	44	23
Construction—non owner-occupied	325	253
Construction—owner-occupied	9	5
Residential first mortgage	147	40
Home equity	302	157
Indirect	37	26
Other consumer	45	41

	1,561	751
Allowance allocated to sold loans and loans transferred to loans held for sale	—	(5)
Provision for loan losses	2,362	907

Allowance for loan losses at September 30	$2,627	$1,472

Reserve for unfunded credit commitments at January 1	$74	$58
Provision for unfunded credit commitments	(11)	16

Reserve for unfunded credit commitments at September 30	$63	$74

Allowance for credit losses at end of period	$2,690	$1,546

Loans, net of unearned income, outstanding at end of period	$92,754	$98,712
Average loans, net of unearned income, outstanding for the period	$95,453	$97,087
Ratios:
Allowance for loan losses at end of period to loans, net of unearned income	2.83%	1.49%
Net charge-offs as percentage of:
Average loans, net of unearned income	2.19	1.03
Provision for loan losses	66.10	82.81

Impaired loans are defined as all troubled debt restructurings (“TDRs”) plus commercial non-accrual loans. Impaired loans totaled approximately $4.5 billion at September 30, 2009, compared to $1.4 billion at December 31, 2008. The increase in impaired loans is consistent with the increase in non-performing loans, which is discussed in the “Non-Performing Assets” section of this report. Non-accrual loans with outstanding balances greater than $2.5 million are evaluated individually for impairment. For these loans, Regions measures the level of impairment based on the present value of the estimated projected cash flows, the estimated value of the collateral or, if available, observable market prices. For consumer TDRs, Regions measures the level of impairment based on pools of loans stratified by common risk characteristics. If current valuations are lower than the current book balance of the credit, the negative differences are reviewed for possible charge-off. In instances where management determines that a charge-off is not appropriate, a reserve is established for the individual loan in question. The allowance allocated to impaired loans, excluding TDRs, totaled $402 million and $130 million at September 30, 2009 and December 31, 2008, respectively. The allowance allocated to TDRs totaled $27 million at September 30, 2009 and $9 million at December 31, 2008.

The following table summarizes TDRs for the periods ending September 30, 2009 and December 31, 2008:

Table 6—Troubled Debt Restructurings

(In millions)	September 30 2009	December 31 2008
Accruing:
Commercial and industrial	$16	$1
Residential first mortgage	1,187	406
Home equity	178	48
Other consumer	35	—

	1,416	455
Non-accrual status or 90 days past due:
Commercial and industrial	26	10
Residential first mortgage	146	67
Home equity	7	1

	179	78

	$1,595	$533

The increase in TDRs since year-end is due to rising unemployment levels and the continued decline in residential property values. Regions continues to work to meet the unique needs of consumer borrowers to stem foreclosures and keep customers in their homes through the Customer Assistance Program. As a result, Regions initiated significantly more extensions and modifications in the first nine months of 2009 than for the same period in 2008. As shown in the table above, the majority of TDR consumer loans are on accrual status at September 30, 2009. There was an immaterial amount of TDRs at September 30, 2008.

NON-PERFORMING ASSETS

Non-performing assets are summarized as follows:

Table 7—Non-Performing Assets

(Dollars in millions)	September 30 2009		December 31 2008		September 30 2008
Non-performing loans:
Commercial and industrial	$381		$176		$215
Commercial real estate—non owner-occupied	1,184		292		378
Commercial real estate—owner-occupied	450		157		197
Construction—non owner-occupied	992		273		523
Construction—owner-occupied	47		26		32
Residential first mortgage	162		125		94
Home equity	—		3		2

Total non-performing loans	3,216		1,052		1,441
Foreclosed properties	503		243		201

Total non-performing assets* excluding loans held for sale	3,719		1,295		1,642
Non-performing loans held for sale	380		423		129

Total non-performing assets* including loans held for sale	$4,099		$1,718		$1,771

Non-performing loans, excluding loans held for sale, to loans, net of unearned income	3.47%		1.08%		1.46%
Non-performing assets* excluding loans held for sale to loans, net of unearned income, and foreclosed properties	3.99%		1.33%		1.66%
Non-performing assets* to loans, net of unearned income, and foreclosed properties	4.40%		1.76%		1.79%
Allowance for loan losses to non-performing loans	0.82	x	1.74	x	1.02	x
Accruing loans 90 days past due:
Commercial and industrial	$12		$14		$10
Commercial real estate—non owner-occupied	30		12		10
Commercial real estate—owner-occupied	10		9		5
Construction—non owner-occupied	11		12		1
Construction—owner-occupied	1		3		7
Residential first mortgage	347		275		241
Home equity	222		214		173
Indirect	4		8		4
Other consumer	6		7		6

	$643		$554		$457

Restructured loans not included in the categories above	$1,416		$455		$139

*	Exclusive of accruing loans 90 days past due

Total non-performing assets were $4.1 billion at September 30, 2009 compared to $1.7 billion at December 31, 2008 and $1.8 billion at September 30, 2008. Excluding loans held for sale, non-performing assets at September 30, 2009 were $3.7 billion compared to $1.3 billion at December 31, 2008 and $1.6 billion at September 30, 2008. The increase since year-end was primarily driven by commercial and industrial, commercial real estate and construction loans, including the residential homebuilder and condominium portfolios, due to the continued decline in residential property values. Of the $3.4 billion residential homebuilder portfolio, approximately $899 million is non-accruing and $13 million is 90 days or more past due as of September 30, 2009. Also, Regions has recently been experiencing an inflow of non-performing commercial real estate loans secured by income-producing properties, including multi-family and retail. Because of the cash flow associated with the income-producing credits, the Company can generally more easily restructure these loans. Accordingly, the loss content is expected to be generally lower than other types of commercial real estate.

Loans past due 90 days or more and still accruing increased $89 million from year-end 2008 levels, reflecting continued weak economic conditions and general market deterioration. The increase was due primarily to increases in residential first mortgages—particularly in Florida where extended foreclosure timelines are a result of significant backlogs in the court system.

At September 30, 2009 and December 31, 2008, Regions had approximately $1.2 billion and $813 million, respectively, of potential problem commercial and commercial real estate loans that were not included in non-accrual loans or in the accruing loans 90 days past due categories, but for which management had concerns as to the ability of such borrowers to comply with their present loan repayment terms.

SECURITIES

The following table details the carrying values of securities:

Table 8—Securities

(In millions)	September 30 2009	December 31 2008	September 30 2008
U.S. Treasury securities	$63	$900	$828
Federal agency securities	54	1,706	1,791
Obligations of states and political subdivisions	314	757	863
Mortgage-backed securities	19,474	14,349	13,005
Other debt securities	21	22	20
Equity securities	1,143	1,163	1,176

	$21,069	$18,897	$17,683

Securities totaled $21.1 billion at September 30, 2009, an increase of $2.2 billion from year-end 2008 levels. This increase resulted from deploying interest-bearing deposits in other banks, which were invested primarily in agency mortgage-backed securities as a part of the Company’s asset/liability management process. In the first quarter of 2009, Regions sold approximately $656 million of U.S. Treasury securities available for sale and recognized a gain of approximately $53 million. The proceeds were reinvested in U.S. government agency mortgage-backed securities classified as available for sale. In the second quarter of 2009, Regions sold approximately $1.4 billion of federal agency securities and recognized a gain of approximately $108 million. The proceeds were reinvested in U.S government agency mortgage-backed securities classified as available for sale. In the third quarter of 2009, Regions sold approximately $877 million of non-agency commercial mortgage-backed securities and recognized a loss of less than $1 million. This sale eliminated the exposure to non-agency commercial mortgage-backed securities in the investment portfolio. Also in the third quarter of 2009, Regions sold approximately $171 million of municipal securities and recognized a gain of approximately $4.7 million. Proceeds from the third quarter 2009 sales were reinvested in U.S. government agency mortgage-backed securities classified as available for sale. All of these sales were part of Regions’ asset/liability management strategy. Also, during the first nine months of 2009, Regions recognized a write-down of securities of approximately $75 million, representing other-than-temporary impairment, related primarily to non-agency residential mortgage-backed securities, equity securities, and a single municipal issuer (see Note 6 “Securities” to the consolidated financial statements).

Securities available for sale, which comprise nearly all of the securities portfolio, are an important tool used to manage interest rate sensitivity and provide a primary source of liquidity for the Company (see INTEREST RATE SENSITIVITY, Exposure to Interest Rate Movements and LIQUIDITY).

LOANS HELD FOR SALE

Loans held for sale totaled $1.5 billion at September 30, 2009 compared to $1.3 billion at December 31, 2008. This increase reflects an increase in mortgage origination activity during 2009 due to low interest rates during the period.

OTHER INTEREST-EARNING ASSETS

All other interest-earning assets decreased approximately $1.8 billion from year-end 2008 to September 30, 2009 primarily due to a decrease in interest-bearing deposits in other banks which were utilized to fund securities purchases described above.

GOODWILL

Goodwill totaled $5.6 billion at September 30, 2009 and December 31, 2008. Regions performed an interim test of goodwill for impairment during the third quarter of 2009. Regions’ Step One analysis indicated that the estimated fair value of the General Banking/Treasury reporting unit was less than its carrying amount. Therefore, Step Two was performed and, based on the full purchase price allocation performed as if a business combination had occurred as outlined in Note 8 “Goodwill”, goodwill was not impaired as of September 30, 2009.

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

The following table summarizes deposits by category:

Table 9—Deposits

(In millions)	September 30 2009	December 31 2008	September 30 2008
Non-interest-bearing demand	$21,226	$18,457	$18,045
Savings accounts	4,025	3,663	3,709
Interest-bearing transaction accounts	13,688	15,022	14,616
Money market accounts—domestic	22,327	19,471	17,098
Money market accounts—foreign	941	1,812	2,454

Low-cost deposits	62,207	58,425	55,922
Time deposits	32,582	32,369	29,288

Customer deposits	94,789	90,794	85,210
Time deposits	91	110	1,123
Other	—	—	2,888

Treasury deposits	91	110	4,011

Total deposits	$94,880	$90,904	$89,221

Total deposits at September 30, 2009 increased approximately $4.0 billion compared to year-end 2008 levels. A key driver was the increased growth in non-interest-bearing demand deposits, savings, and domestic money market accounts. These increases were partially offset by decreasing interest-bearing transaction accounts and foreign money market accounts. Regions continues to grow customer households and deposits by deepening and retaining existing customer relationships as well as developing new relationships through new checking products and money market rate offers. During the first nine months of 2009, Regions opened a record 762,000 new retail and business checking accounts.

During the first quarter of 2009, Regions, in an FDIC-assisted transaction, assumed approximately $285 million of deposits from FirstBank Financial Services in Henry County, Georgia.

SHORT-TERM BORROWINGS

The following is a summary of short-term borrowings:

Table 10—Short-Term Borrowings

(In millions)	September 30 2009	December 31 2008	September 30 2008
Federal funds purchased	$27	$34	$5,776
Securities sold under agreements to repurchase	2,606	3,108	4,651
Term Auction Facility	—	10,000	3,000
Federal Home Loan Bank structured advances	1,500	1,500	1,500
Treasury, tax and loan notes	137	—	1,205
Brokerage customer liabilities	364	431	465
Short-sale liability	408	629	645
Other short-term borrowings	244	120	300

	$5,286	$15,822	$17,542

Federal funds purchased and securities sold under agreements to repurchase totaled $2.6 billion at September 30, 2009, compared to $3.1 billion at year-end 2008. The level of these borrowings can fluctuate significantly on a day-to-day basis, depending on funding needs and which sources of funds are used to satisfy those needs.

Short-term borrowings decreased since year-end primarily due to a net decrease of $10 billion of Term Auction Facility (“TAF”) funding. The TAF was designed to address pressures in short-term funding markets. Regions repaid all borrowings under the TAF during the third quarter of 2009.

LONG-TERM BORROWINGS

Long-term borrowings are summarized as follows:

Table 11—Long-Term Borrowings

(In millions)	September 30 2009	December 31 2008	September 30 2008
Federal Home Loan Bank structured advances	$2,396	$1,628	$1,731
Other Federal Home Loan Bank advances	5,270	6,469	5,219
6.375% subordinated notes due May 2012	598	598	598
7.75% subordinated notes due March 2011	515	523	526
7.00% subordinated notes due March 2011	500	499	499
7.375% subordinated notes due December 2037	300	300	300
6.125% subordinated notes due March 2009	—	175	176
6.75% subordinated debentures due November 2025	163	163	163
7.75% subordinated notes due September 2024	100	100	100
7.50% subordinated notes due May 2018 (Regions Bank)	750	750	749
6.45% subordinated notes due June 2037 (Regions Bank)	497	497	497
4.85% subordinated notes due April 2013 (Regions Bank)	491	490	489
5.20% subordinated notes due April 2015 (Regions Bank)	346	345	345
3.25% senior bank notes due December 2011	2,001	2,001	—
2.75% senior bank notes due December 2010	999	999	—
LIBOR floating rate senior bank notes due June 2010	250	250	—
LIBOR floating rate senior bank notes due December 2010	500	500	—
4.375% senior notes due December 2010	497	495	494
LIBOR floating rate senior notes due June 2012	350	350	350
LIBOR floating rate senior notes due June 2009	—	250	250
6.625% junior subordinated notes due May 2047	498	700	700
8.875% junior subordinated notes due June 2048	345	345	345
Other long-term debt	459	484	498
Valuation adjustments on hedged long-term debt	268	320	139

	$18,093	$19,231	$14,168

Long-term borrowings decreased $1.1 billion since year-end 2008 due primarily to decreases in Federal Home Loan Bank (“FHLB”) advances of approximately $431 million and the maturities of $175 million in subordinated notes during the first quarter and $250 million of senior notes in the second quarter of 2009.

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

STOCKHOLDERS’ EQUITY

Stockholders’ equity was $18.5 billion at September 30, 2009 compared to $16.8 billion at December 31, 2008 with the increase primarily generated from public offerings of common and preferred stock during the second quarter of 2009. During the first nine months of 2009, net losses reduced stockholders’ equity by $488 million, cash dividends declared reduced equity by $94 million for common stock and $140 million for preferred stock, and changes in accumulated other comprehensive income increased equity by $165 million.

On May 7, 2009, the final results of the Federal Reserve’s Supervisory Capital Assessment Program (“SCAP”) were released requiring Regions to submit a capital plan to its regulators detailing the steps to be utilized to increase total Tier 1 common by $2.5 billion, of which at least $0.4 billion had to be new Tier 1 equity (see Table 12 and Table 14 for further discussion).

On May 20, 2009, the Company issued 287,500 shares of mandatory convertible preferred stock, Series B (“Series B shares”), generating net proceeds of approximately $278 million. Regions will pay annual dividends at a rate of 10% per share on the initial liquidation preference of $1,000 per share. Series B shares may be converted into common shares: 1) at December 15, 2010 (the “mandatory conversion date”), 2) prior to December 15, 2010 at the option of the holder, 3) upon occurrence of certain changes in ownership as defined in the offering documents, or 4) prior to December 15, 2010 at the option of the Company. At the mandatory conversion date, the Series B shares are subject to conversion into shares of Regions’ common stock with a per share conversion rate of not more than approximately 250 shares of common stock and not less than approximately 227 shares of common stock dependent upon the applicable market price, subject to anti-dilution adjustments. The Series B shares are not redeemable and rank senior to common stock and to each other class of capital stock established in the future, and on parity with the Series A preferred stock previously issued to the U.S. Treasury. If converted at September 30, 2009, approximately 65 million shares of Regions’ common stock would have been issued.

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

These public offerings along with other capital raising efforts result in Regions fully meeting the Tier 1 common equity capital requirements prescribed by the Federal Reserve’s SCAP (see Table 14 “GAAP to Non-GAAP Reconciliation” for further discussion).

Regions’ ratio of stockholders’ equity to total assets was 13.21% at September 30, 2009, compared to 11.50% at December 31, 2008. Regions’ ratio of tangible common stockholders’ equity to tangible assets was 6.56% at September 30, 2009, compared to 5.23% at December 31, 2008 (see Table 14 “GAAP to Non-GAAP Reconciliation” for further discussion).

At September 30, 2009, Regions had 23.1 million common shares available for repurchase through open market transactions under an existing share repurchase authorization. There were no treasury stock purchases through open market transactions during the first nine months of 2009. The Company’s ability to repurchase its common stock is limited by the terms of the Purchase Agreement between Regions and the U.S. Treasury entered into on November 14, 2008, pursuant to the U.S. Treasury’s Capital Purchase Program. See Part II, Item 2 (“Unregistered Sales of Equity Securities and Use of Proceeds”).

The Board of Directors declared a $0.01 cash dividend for the third quarter of 2009, compared to $0.10 for the third quarter of 2008. Given the current operating environment, the quarterly cash dividend was reduced to further strengthen Regions’ capital position. Regions does not expect to increase its quarterly dividend above $0.01 for the foreseeable future.

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

In connection with the SCAP, banking regulators began supplementing their assessment of the capital adequacy of a bank based on a variation of Tier 1 capital, known as Tier 1 common equity. While not codified, analysts and banking regulators have assessed Regions’ capital adequacy using the tangible common stockholders’ equity and/or the Tier 1 common equity measure. Because tangible common stockholders’ equity and Tier 1 common equity are not formally defined by GAAP or codified in the federal banking regulations, these measures are considered to be non-GAAP financial measures and other entities may calculate them differently than Regions’ disclosed calculations (see Table 14 “GAAP to Non-GAAP Reconciliation” for further details).

The following chart summarizes the applicable holding company and bank regulatory capital requirements. Regions’ capital ratios at September 30, 2009, December 31, 2008 and September 30, 2008 substantially exceeded all regulatory requirements.

Table 12—Regulatory Capital Requirements

	September 30, 2009 Ratio	December 31, 2008 Ratio	September 30, 2008 Ratio	To Be Well Capitalized
Tier 1 Common (non-GAAP):
Regions Financial Corporation	7.88%	6.57%	6.51%	NA (1)
Tier 1 Capital:
Regions Financial Corporation	12.15%	10.38%	7.47%	6.00%
Regions Bank	10.89	8.41	8.51	6.00
Total Capital:
Regions Financial Corporation	16.28%	14.64%	11.70%	10.00%
Regions Bank	14.10	11.55	11.63	10.00
Leverage:
Regions Financial Corporation	9.68%	8.47%	6.67%	5.00%
Regions Bank	8.77	6.91	7.67	5.00

(1)	The Board of Governors of the Federal Reserve System has identified 4% as the level of Tier 1 Common capital sufficient to withstand adverse economic scenarios.

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

Historically, Regions’ liquidity has been enhanced by its relatively stable deposit base. While this deposit base is significant in size, during most of 2008 deposit disintermediation through a flight to quality, such as Treasury securities, and increased pricing competition from community banks and some large competitors led to a reduction in deposits. However, during the fourth quarter of 2008 and the first nine months of 2009, Regions’ customer base grew substantially in response to competitive offers and customers’ desire to lock-in rates in the falling rate environment, as well as the introduction of new consumer and business checking products.

Regions’ financing arrangement with FHLB Atlanta adds additional flexibility in managing its liquidity position. As of September 30, 2009 Regions’ borrowings from FHLB Atlanta totaled $9.1 billion. The additional amount that could be borrowed under the current borrowing agreement is approximately $1.7 billion. However, the actual borrowing capacity is contingent on the amount of collateral pledged to FHLB Atlanta. At September 30, 2009, approximately $10.8 billion in lendable collateral value was pledged to secure borrowings from FHLB Atlanta. This collateral consisted of first mortgage loans on one-to-four family dwellings, home equity lines of credit, commercial real estate loans, and securities held by Regions Bank and its subsidiaries. Investment in FHLB Atlanta stock is required in relation to the level of outstanding borrowings. Regions held $466 million in FHLB Atlanta stock at September 30, 2009. The FHLB has been and is expected to continue to be a reliable and economical source of funding.

In May 2007, Regions filed a shelf registration statement with the U.S. Securities and Exchange Commission. This shelf registration does not have a capacity limit and can be utilized by Regions to issue various debt and/or equity securities.

At September 30, 2009, Regions Bank had issued the maximum amount of $5 billion under its previously approved Bank Note program. In July 2008, the Board of Directors approved a new Bank Note program that allows Regions Bank to issue up to $20 billion aggregate principal amount of bank notes that can be outstanding at any one time. No issuances have been made under this program as of September 30, 2009. Notes issued under the new program may be senior notes with maturities from 30 days to 15 years and subordinated notes with maturities from 5 years to 30 years. These notes are not deposits and they are not insured or guaranteed by the FDIC.

As of September 30, 2009, based on assets available for collateral as of that date, Regions could have borrowed either an additional $20.8 billion with terms of less than 29 days, or $16.6 billion with terms of greater than or equal to 29 days, from the Federal Reserve Bank through its discount window and/or the TAF program. On October 19, 2009, the Federal Reserve Bank released a new collateral margin table for loans and securities pledged to the discount window. These new margins significantly reduced the lendable collateral value available to all participating banks. As a result of these margin reductions, Regions’ borrowing availability after October 19 was changed to $15 billion for terms of less than 29 days, or $12 billion with terms of greater than or equal to 29 days. Regions does not currently have any plans to borrow again through the TAF program. However, the program will continue to be a short-term, inexpensive contingency option for the Company until longer term organic solutions can be implemented. Future fundings under commitments to extend credit would increase Regions’ borrowing capacity under these programs.

Regions may, from time to time, consider opportunistically retiring our outstanding issued securities, including our subordinated debt, trust preferred securities and preferred shares in privately negotiated or open market transactions for cash or common shares.

Morgan Keegan maintains certain lines of credit with unaffiliated banks to manage liquidity in the ordinary course of business.

See the Stockholders’ Equity section for discussion of the Federal Reserve’s Supervisory Capital Assessment Program.

RATINGS

The following table reflects the debt ratings information of Regions Financial Corporation and Regions Bank by Standard & Poor’s, Moody’s Investors Service, Fitch Ratings and Dominion Bond Rating Service as of September 30, 2009:

Table 13—Credit Ratings

As of September 30, 2009
	Standard & Poor’s	Moody’s	Fitch	Dominion
Regions Financial Corporation
Senior notes	BBB+	Baa3	A-	A
Subordinated notes	BBB	Ba1	BBB+	AL
Junior subordinated notes	BB+	Ba2	BBB	AL
Regions Bank
Short-term debt	A-2	P-2	F1	R-1M
Long-term bank deposits	A-	Baa1	A	AH
Long-term debt	A-	Baa1	A-	AH
Subordinated debt	BBB+	Baa2	BBB+	A

On October 22, 2009, Dominion Bond Rating Service downgraded obligations of Regions Financial Corporation and Regions Bank. The following table presents debt ratings information subsequent to the ratings actions:

As of October 22, 2009
Dominion
Regions Financial Corporation
Senior notes	AL
Subordinated notes	BBBH
Junior subordinated notes	BBBH
Regions Bank
Short-term debt	R-1L
Long-term bank deposits	A
Long-term debt	A
Subordinated debt	AL

On November 4, 2009, Standard & Poor’s downgraded obligations of Regions Financial Corporation and Regions Bank. The following table presents debt ratings information subsequent to the ratings actions:

As of November 4, 2009
Standard & Poor’s
Regions Financial Corporation
Senior notes	BBB
Subordinated notes	BBB-
Junior subordinated notes	BB
Regions Bank
Short-term debt	A-2
Long-term bank deposits	BBB+
Long-term debt	BBB+
Subordinated debt	BBB

During the third quarter of 2009, Moody’s Investor Services affirmed their rating of Regions Financial Corporation’s junior subordinated notes.

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

Table 14—GAAP to Non-GAAP Reconciliation

		Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions, except per share data)		2009	2008	2009	2008
INCOME (LOSS)
Net income (loss) from continuing operations (GAAP)		$(377)	$90	$(488)	$633
Preferred dividends (GAAP)		(60)	—	(167)	—

Net income (loss) from continuing operations available to common shareholders (GAAP)		(437)	90	(655)	633
Loss from discontinued operations, net of tax (GAAP)		—	(11)	$—	$(11)

Net income (loss) available to common shareholders (GAAP)	A	$(437)	$79	$(655)	$622
Merger-related charges, pre-tax
Salaries and employee benefits		—	25	—	134
Net occupancy expense		—	—	—	3
Furniture and equipment expense		—	—	—	5
Other		—	—	—	59

Total merger-related charges, pre-tax		—	25	—	201
Merger-related charges, net of tax		—	16	—	125

Net income (loss) from continuing operations available to common shareholders, excluding merger charges (non-GAAP)	B	$(437)	$106	$(655)	$758

Weighted-average diluted shares	C	1,189	696	921	696
Earnings (loss) per common share—diluted (GAAP)	A/C	$(0.37)	$0.11	$(0.71)	$0.89

Earnings (loss) per common share from continuing operations, excluding merger charges—diluted (non-GAAP)	B/C	$(0.37)	$0.15	$(0.71)	$1.09

RETURN ON AVERAGE TANGIBLE COMMON STOCKHOLDERS’ EQUITY
Average stockholders’ equity (GAAP)		$18,612	$19,714	$17,613	$19,780
Less: Average intangible assets (GAAP)		$6,108	$12,195	$6,138	$12,224
Average preferred equity (GAAP)		$3,606	$—	$3,447	$—

Average tangible common stockholders’ equity (non-GAAP)	D	$8,898	$7,519	$8,028	$7,556
Return on average tangible common stockholders’ equity (non-GAAP)(1)	A/D	(19.48)%	4.20%	(10.92)%	11.01%

Return on average tangible common stockholders’ equity, excluding discontinued operations and merger charges (non-GAAP)(1)	B/D	(19.48)%	5.59%	(10.92)%	13.40%

		As of September 30
		2009	2008
TANGIBLE COMMON RATIOS
Ending stockholders’ equity (GAAP)		18,492	19,705
Less: Ending intangible assets (GAAP)		6,093	12,204
Ending preferred equity (GAAP)		3,612	—

Ending tangible common stockholders’ equity (non-GAAP)	E	8,787	7,501
Ending total assets (GAAP)		139,986	144,292
Less: Ending intangible assets (GAAP)		6,093	12,204

Ending tangible assets (non-GAAP)	F	133,893	132,088
End of period shares outstanding	G	1,188	692
Tangible common stockholders’ equity to tangible assets (non-GAAP)	E/F	6.56%	5.69%

Tangible common book value per share (non-GAAP)	E/G	$7.40	$10.84

TIER 1 COMMON RISK-BASED RATIO
Stockholders’ equity (GAAP)		18,492	19,705
Accumulated other comprehensive income		(143)	(79)
Non-qualifying goodwill and intangibles		(5,821)	(11,962)
Other non-qualifying assets		(506)	(26)
Qualifying non-controlling interests		91	91
Qualifying trust preferred securities		846	1,037

Tier 1 capital (regulatory)		12,959	8,766
Qualifying non-controlling interests		(91)	(91)
Qualifying trust preferred securities		(846)	(1,037)
Preferred stock		(3,612)	—

Tier 1 common equity (non-GAAP)	H	8,410	7,638
Risk-weighted assets (regulatory)	I	106,673	117,294
Tier 1 common risk-based ratio (non-GAAP)	H/I	7.88%	6.51%

(1)	Income statement amounts have been annualized in calculation.

Annualized return on average assets for the three months ended September 30, 2009 and 2008 was (1.24%) and 0.22%, respectively. Annualized return on average assets for the first nine months of 2009 and 2008 was (0.61)% and 0.58%, respectively. Annualized return on average tangible common equity for the third quarter of 2009 was (19.48%) compared to 4.20% for the same period in 2008. Annualized return on average tangible common equity for the first nine months of 2009 was (10.92%) compared to 11.01% for the same period in 2008.

NET INTEREST INCOME

The following table presents an analysis of net interest income/margin for the three months ended September 30:

Table 15—Consolidated Average Daily Balances and Yield/Rate Analysis

	Three Months Ended September 30
	2009			2008
(Dollars in millions; yields on taxable-equivalent basis)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Federal funds sold and securities purchased under agreements to resell	$597	$—	0.42%	$1,000	$5	1.96%
Trading account assets	1,101	10	3.59	1,348	14	4.06
Securities:
Taxable	19,177	232	4.79	16,962	208	4.88
Tax-exempt	463	8	6.52	767	16	8.61
Loans held for sale	1,522	12	3.25	563	9	6.02
Loans, net of unearned income(1)(2)	94,354	1,053	4.43	98,333	1,321	5.34
Other interest-earning assets	6,841	7	0.40	582	5	3.37

Total interest-earning assets	124,055	1,322	4.23	119,555	1,578	5.25
Allowance for loan losses	(2,393)			(1,491)
Cash and due from banks	2,113			2,421
Other non-earning assets	16,530			22,756

	$140,305			$143,241

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Savings accounts	$4,038	1	0.13	$3,774	1	0.11
Interest-bearing transaction accounts	13,934	10	0.27	14,831	28	0.77
Money market accounts	23,107	35	0.61	20,394	81	1.59
Time deposits	32,584	255	3.10	30,168	273	3.60
Other	—	—	—	1,733	8	1.71

Total interest-bearing deposits	73,663	301	1.62	70,900	391	2.20
Federal funds purchased and securities sold under agreements to repurchase	2,649	1	0.11	9,906	52	2.07
Other short-term borrowings	2,721	8	1.26	8,014	50	2.49
Long-term borrowings	18,250	159	3.45	13,364	154	4.58

Total interest-bearing liabilities	97,283	469	1.91	102,184	647	2.52

Net interest spread			2.32			2.73

Non-interest-bearing deposits	21,122			17,691
Other liabilities	3,288			3,652
Stockholders’ equity	18,612			19,714

	$140,305			$143,241

Net interest income/margin on a taxable-equivalent basis(3)		$853	2.73%		$931	3.10%

Notes:

(1)	Loans, net of unearned income include non-accrual loans for all periods presented.
(2)	Interest income includes net loan fees of $9,167,000 and $11,207,000 for the quarters ended September 30, 2009 and 2008, respectively.
(3)	The computation of taxable-equivalent net interest income is based on the stautory federal income tax rate of 35%, adjusted for applicable state income taxes net of the related federal tax benefit.

The following table presents an analysis of net interest income/margin for the nine months ended September 30:

Table 16—Consolidated Average Daily Balances and Yield/Rate Analysis

	Nine Months Ended September 30
	2009			2008
(Dollars in millions; yields on taxable-equivalent basis)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Federal funds sold and securities purchased under agreements to resell	$550	$2	0.57%	$955	$17	2.31%
Trading account assets	1,185	34	3.80	1,520	54	4.75
Securities:
Taxable	19,263	710	4.92	16,835	616	4.89
Tax-exempt	570	27	6.38	738	47	8.45
Loans held for sale	1,709	43	3.37	611	27	5.93
Loans, net of unearned income(1)(2)	95,453	3,232	4.53	97,087	4,231	5.82
Other interest-earning assets	7,385	21	0.38	620	18	3.89

Total interest-earning assets	126,115	4,069	4.31	118,366	5,010	5.65
Allowance for loan losses	(2,061)			(1,398)
Cash and due from banks	2,258			2,530
Other non-earning assets	16,995			23,063

	$143,307			$142,561

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Savings accounts	$3,958	4	0.12	$3,761	3	0.12
Interest-bearing transaction accounts	14,370	30	0.28	15,281	107	0.94
Money market accounts	22,157	145	0.88	21,276	280	1.76
Time deposits	32,972	818	3.32	29,892	881	3.94
Other	417	—	0.11	2,347	45	2.55

Total interest-bearing deposits	73,874	997	1.81	72,557	1,316	2.42
Federal funds purchased and securities sold under agreements to repurchase	3,192	7	0.30	8,785	159	2.42
Other short-term borrowings	6,368	38	0.80	6,839	141	2.76
Long-term borrowings	18,676	517	3.70	12,650	447	4.72

Total interest-bearing liabilities	102,110	1,559	2.04	100,831	2,063	2.73

Net interest spread			2.27			2.92

Non-interest-bearing deposits	20,154			17,702
Other liabilities	3,430			4,248
Stockholders’ equity	17,613			19,780

	$143,307			$142,561

Net interest income/margin on a taxable-equivalent basis(3)		$2,510	2.66%		$2,947	3.33%

Notes:

(1)	Loans, net of unearned income include non-accrual loans for all periods presented.
(2)	Interest income includes net loan fees of $15,995,000 and $40,700,000 for the nine months ended September 30, 2009 and 2008, respectively.
(3)	The computation of taxable-equivalent net interest income is based on the stautory federal income tax rate of 35%, adjusted for applicable state income taxes net of the related federal tax benefit.

For the third quarter of 2009, net interest income (taxable-equivalent basis) totaled $853 million compared to $931 million in the third quarter of 2008. The net interest margin (taxable-equivalent basis) was 2.73% in the third quarter of 2009, compared to 3.10% during the second quarter of 2008. For the first nine months of 2009, net interest income (taxable-equivalent basis) totaled $2.5 billion compared to $2.9 billion in the first nine months of 2008. The net interest margin (taxable-equivalent basis) was 2.66% in the first nine months of 2009, compared to 3.33% during the same period of 2008.

The decline in the net interest margin is being impacted primarily by factors directly and indirectly associated with the erosion of economic and industry conditions since late 2007. During that period, the Federal Reserve lowered the Federal Funds Rate by approximately 500 basis points. Regions’ balance sheet was in an asset sensitive position during 2008, meaning that decreases in interest rates caused contraction in the Company’s net interest margin. This period also saw a rapid, industry-wide curtailment of access to wholesale funding markets, which intensified price-based competition for retail deposits, and have kept costs relatively high, despite the precipitous decline in interest rates. Furthermore, the accompanying increases in non-performing loans have negatively impacted asset yields.

More recently, however, modest improvement in market conditions has produced some easing in deposit pricing, and has coincided with advantageous gains in non-interest bearing deposit balances. These influences, combined with the benefits of improving spreads on newly originated and renewed loans, should help stabilize the net interest margin even if the Federal Funds Rate were to remain at present levels.

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

Exposure to Interest Rate Movements—As of September 30, 2009, Regions was asset sensitive in positioning to both gradual and instantaneous rate shifts. The following table demonstrates the estimated potential effects that gradual (over six months beginning at September 30, 2009 and 2008, respectively) and instantaneous parallel interest rate shifts would have on Regions’ annual net interest income. Where scenarios would indicate negative interest rates, a minimum of zero is applied.

As evidenced by the change in the sensitivity levels from September 30, 2008 to September 30, 2009, the Company has chosen to shift to a more neutral position for the near term. This movement is a consequence of management’s actions to address the short-run risk that interest rates remain low, while preserving a favorable positioning to future rises in interest rates. Accordingly, Regions has moderated interest rate sensitivity for approximately the next twelve months, using a series of short-term derivative instruments, which have little impact on the balance sheet’s longer-term asset sensitivity. Specific strategies include execution of interest rate futures and interest rate swaps hedging variable rate loans and fixed rate funding instruments. Beyond the next twelve months as the short-term strategies mature, the Company will be more asset sensitive.

Table 17—Interest Rate Sensitivity

	Estimated Annual % Change in Net Interest Income September 30
Gradual Change in Interest Rates	2009	2008
+200 basis points	1.6%	6.2%
+100 basis points	1.3	3.4
-100 basis points	0.5	(4.3)
-200 basis points	(1.3)	(6.8)

	Estimated Annual % Change in Net Interest Income September 30
Instantaneous Change in Interest Rates	2009	2008
+200 basis points	1.2%	4.6%
+100 basis points	1.4	2.8
-100 basis points	0.4	(4.5)
-200 basis points	(3.0)	(6.2)

DERIVATIVES

Regions uses financial derivative instruments for management of interest rate sensitivity. The Asset and Liability Committee (“ALCO”), which consists of members of Regions’ senior management team, in its oversight role for the management of interest rate sensitivity, approves the use of derivatives in balance sheet hedging strategies. The most common derivatives Regions employs are forward rate contracts, Eurodollar futures contracts, interest rate swaps, options on interest rate swaps, interest rate caps and floors, and forward sale commitments. Derivatives are also used to offset the risks associated with customer derivatives, which include interest rate, credit and foreign exchange risks. Refer to Note 10, “Derivative Instruments and Hedging Activities” for further discussion.

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

On January 1, 2009, Regions began accounting for mortgage servicing rights at fair market value with any changes to fair value being recorded within mortgage income. Also, in early 2009, Regions entered into derivative transactions to mitigate the impact of market value fluctuations related to mortgage servicing rights. Derivative instruments entered into in the future could be materially different from the current risk profile of Regions’ current portfolio.

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

In the normal course of business, Morgan Keegan enters into underwriting and forward and future commitments. At September 30, 2009, the contract amounts of futures contracts were $6 million to purchase and $185 million to sell U.S. Government and municipal securities. Morgan Keegan typically settles its position by entering into equal but opposite contracts and, as such, the contract amounts do not necessarily represent future cash requirements. Settlement of the transactions relating to such commitments is not expected to have a material effect on Regions’ consolidated financial position. Transactions involving future settlement give rise to market risk, which represents the potential loss that can be caused by a change in the market value of a particular financial instrument. Regions’ exposure to market risk is determined by a number of factors, including the size, composition and diversification of positions held, the absolute and relative levels of interest rates, and market volatility.

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

To manage trading risks arising from interest rate and equity price risks, Regions uses a Value at Risk (“VAR”) model along with other risk management methods to measure the potential fair value the Company could lose on its trading positions given a specified statistical confidence level and time-to-liquidate time horizon. The end-of-period VAR was approximately $2.1 million as of September 30, 2009 and $1.1 million at December 31, 2008. Maximum daily VAR utilization during the third quarter of 2009 was $2.4 million and average daily VAR during the same period was $1.8 million.

Morgan Keegan has been an underwriter and dealer in auction rate securities. See Note 12 “ Commitments and Contingencies” to the consolidated financial statements as well as Item 1. “Legal Proceedings” of Part II “Other Information” for more details regarding regulatory action related to Morgan Keegan auction rate securities. As of September 30, 2009, customers of Morgan Keegan owned approximately $288 million of auction rate securities, and Morgan Keegan held approximately $137 million of auction rate securities on the balance sheet.

PROVISION FOR LOAN LOSSES

The provision for loan losses is used to maintain the allowance for loan losses at a level that in management’s judgment is adequate to cover losses inherent in the portfolio at the balance sheet date. In the third quarter of 2009, the provision for loan losses was $1.025 billion and net charge-offs were $680 million. In the same quarter of 2008, the provision was $417 million, while net charge-offs were $416 million. Net charge-offs as a percent of average loans (annualized) were 2.86% for the third quarter of 2009 compared to 1.68% for the corresponding period in 2008. For the first nine months of 2009, the provision for loan losses was $2.4 billion and net charge-offs were $1.6 billion. For the same period of 2008, the provision for loan losses was $907 million and net charge-offs were $751 million. Net charge-offs as a percent of average loans (annualized) was 2.19% for the first nine months of 2009 compared to 1.03% for the corresponding period in 2008. The increase in the loan loss provision for the third quarter and the first nine months of 2009 was primarily driven by focused efforts to identify and address loan portfolio stress, as well as continued deterioration in the residential homebuilder, condominium and home equity portfolios. The severe economic recession which has been an outgrowth of a protracted national housing slump is continuing to affect the real estate industry. These developments resulted in a significant migration of homebuilder and condominium loans into non-performing status since December 31, 2008. Additionally income-producing commercial real estate, including multi-family and retail, significantly contributed to the third quarter 2009 inflows. The Company considers increases in non-performing loans to be one of the indicators of increased risks inherent in the portfolio. These increased risks drove the need for a higher level of allowance for loan losses, requiring charges to the provision for loan losses.

Given continuing pressure on residential property values – especially in Florida and North Georgia – increasing unemployment and a generally uncertain economic backdrop, the Company expects credit costs to remain elevated.

CREDIT RISK

The commercial and industrial loan portfolio primarily consists of loans to middle market commercial customers doing business in Regions’ geographic footprint. Loans in this portfolio are generally underwritten individually and usually secured with the assets of the company and/or the personal guarantee of the business owners.

The commercial real estate portfolio includes various loan types. A large portion consists of owner-occupied loans to businesses for long-term financing of land and buildings. These loans are generally underwritten and managed in the commercial business line because the primary repayment source is the cash flow from the business. Regions attempts to minimize risk on owner-occupied properties by requiring collateral values that exceed the loan amount, adequate cash flow to service the debt, and, in many cases, the personal guarantees of the principals of the borrowers. Another large component of commercial real estate loans consists of loans to real estate developers and investors for the financing of land or buildings, where the repayment is generated from the sale of the real estate or income generated by the real estate property.

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

NON-INTEREST INCOME

The following tables present a summary of non-interest income:

Table 18—Non-Interest Income

	Three Months Ended September 30		% Change
(In millions)	2009	2008
Service charges on deposit accounts	$300	$294	1.96%
Brokerage, investment banking and capital markets	252	241	4.40
Mortgage income	76	33	129.48
Trust department income	49	66	(25.76)
Securities gains, net	4	—	NM
Insurance commissions and fees	25	26	(2.15)
Leveraged lease termination gains	4	—	NM
Bank owned life insurance	21	19	13.81
Other miscellaneous income	41	40	1.55

	$772	$719	7.37%

	Nine Months Ended September 30		% Change
(In millions)	2009	2008
Service charges on deposit accounts	$857	$860	(0.31)%
Brokerage, investment banking and capital markets	732	786	(6.79)
Mortgage income	213	104	103.58
Trust department income	143	182	(21.46)
Securities gains, net	165	92	80.26
Insurance commissions and fees	80	84	(3.97)
Leveraged lease termination gains	517	—	NM
Visa-related gains	80	63	26.98
Gain on early extinguishment of debt	61	—	NM
Other miscellaneous income	189	200	(5.51)

	$3,037	$2,371	28.07%

Total non-interest income increased in the first nine months of 2009 compared to the same periods of 2008, due primarily to several items impacting 2009 with no corresponding impact on 2008. These items include gains from terminations of leveraged leases and a gain on extinguishment of debt realized in connection with the Company’s issuance of common stock in exchange for trust preferred securities. Higher gains from sales of portfolio securities also contributed to the increases. The impact of the sale of Visa shares in the first nine months of 2009 was partially offset by the redemption of Visa shares in the first nine months of 2008. Additionally, as discussed in detail below, mortgage income was higher in the third quarter and first nine months of 2009 compared to the same periods of 2008. A decrease in trust department income for the quarterly period partially offset the increase. Decreases in non-interest income attributable to brokerage, investment banking and capital markets income and trust department income partially offset the increase for the nine-month period.

Service charges on deposit accounts—Service charges on deposit accounts increased in the third quarter of 2009 by $6 million and decreased in the first nine months of 2009 by $3 million, respectively, compared to the same periods in 2008. Service charge revenues generally reflect a weakening economy in the first half of 2009 as compared to 2008 with lower transaction volumes and overall activity. However, during the third quarter of 2009, service charge revenue increased as compared to immediately preceding quarters due to a higher level of customer transactions and new account growth.

Brokerage, investment banking and capital markets—The majority of this category of income is generated by Morgan Keegan. Brokerage, investment banking and capital markets income increased in the third quarter of 2009 by $11 million compared to the same period in 2008. The increase was primarily due to higher fixed income and equity capital markets revenue from Morgan Keegan. However, during the first nine months of 2009, brokerage, investment banking and capital markets income decreased by $54 million compared to the same period in 2008. The decreases were due primarily to the impact of general economic pressure on capital markets income.

The following table details the components of net income contributed by Morgan Keegan:

Table 19—Morgan Keegan

	Three Months Ended September 30		Nine Months Ended September 30
(In millions)	2009	2008	2009	2008
Revenues:
Commissions	$53	$61	$150	$193
Principal transactions	116	46	332	173
Investment banking	50	41	139	167
Interest	17	37	58	129
Trust fees and services	47	61	132	164
Investment advisory	44	49	105	153
Other	6	8	29	27

Total revenues	333	303	945	1,006
Expenses:
Interest expense	3	20	14	70
Non-interest expense	284	234	817	777

Total expenses	287	254	831	847

Income before income taxes	46	49	114	159
Income taxes	17	18	42	59

Net income	$29	$31	$72	$100

The following table details the breakout of revenue by division contributed by Morgan Keegan:

Table 20—Morgan Keegan

Breakout of Revenue by Division

(Dollars in millions)	Private Client	Fixed-Income Capital Markets	Equity Capital Markets	Regions MK Trust	Asset Management	Interest And Other
Three months ended September 30, 2009:
Gross revenue	$83	$108	$22	$51	$45	$24
Percent of gross revenue	24.9%	32.5%	6.6%	15.3%	13.5%	7.2%
Three months ended September 30, 2008:
Gross revenue	$82	$73	$24	$66	$47	$11
Percent of gross revenue	27.1%	24.1%	7.9%	21.8%	15.5%	3.6%
Nine months ended September 30, 2009:
Gross revenue	$235	$333	$60	$148	$119	$50
Percent of gross revenue	24.9%	35.2%	6.3%	15.7%	12.6%	5.3%
Nine months ended September 30, 2008:
Gross revenue	$258	$260	$105	$177	$131	$75
Percent of gross revenue	25.6%	25.8%	10.4%	17.6%	13.0%	7.6%

Mortgage income—Mortgage income increased in the third quarter of 2009 and the first nine months of 2009 by $43 million and $109 million, respectively, compared to the same periods in 2008. The quarterly and year-to-date increases were due to customers taking advantage of historically low mortgage rates as the Company experienced $1.8 billion and $7.7 billion in mortgage originations during the third quarter and first nine months of 2009, respectively. Included in mortgage income during the third quarter and first nine months of 2009 was $19.1 million and $16.3 million, respectively, due to the impact of the market valuation adjustment for mortgage servicing rights and related derivatives.

Trust department income—Trust department income decreased in the third quarter of 2009 and the first nine months of 2009 by $17 million and $39 million, respectively, compared to the same periods in 2008. The decrease during the 2009 periods is primarily due to lower fees which are driven by lower overall asset valuations. Also, trust department income for the 2008 periods included fees from energy-related brokered transactions, which did not repeat in 2009, contributing to the year-over-year decrease.

Securities gains, net—Securities gains increased in the third quarter of 2009 and the first nine months of 2009 by $4 million and $73 million, respectively, compared to the same periods in 2008. The increases reflect a higher realization on sale of portfolio securities within the available for sale category as part of the Company’s asset/liability management strategies. In the first quarter of 2009, Regions sold approximately $656 million of U.S. Treasury securities available for sale and recognized a gain of approximately $53 million. The proceeds were reinvested in U.S. government agency mortgage-backed securities classified as available for sale. In the second quarter of 2009, Regions sold approximately $1.4 billion of agency debentures available for sale and recognized a gain of approximately $108 million. The proceeds were reinvested in U.S government agency mortgage-backed securities classified as available for sale, as part of Regions asset/liability management strategy. In the third quarter of 2009, Regions liquidated its approximate $877 million portfolio of non-agency commercial mortgage-backed securities and recognized a loss of less than $1 million as a strategy to eliminate exposure to commercial real estate in the investment portfolio. Regions is also in the process of liquidating its municipal bond portfolio due to the deteriorating fiscal position of many state and local entities and sold approximately $171 million at a gain of approximately $4.7 million prior to quarter-end. An immaterial amount of other-than-temporary impairment was recorded on the remaining portion of the municipal bond portfolio, approximately $236 million, which will be sold in the fourth quarter.

Leveraged lease termination gains—During the third quarter and the first nine months of 2009, non-interest income includes gains of $4 million and $517 million, respectively, relating to the Company’s termination of certain leveraged lease transactions. A 2008 settlement with the IRS negatively impacted the economics of Regions’ leveraged lease portfolio. Consequently, these transactions in the first nine months of 2009 offered Regions the opportunity to redeploy capital at higher returns. The termination gains included in non-interest income were largely offset by increases in income tax expense of $4 million for the third quarter of 2009 and $515 million for the first nine months of 2009, resulting in a minimal impact of the leveraged lease terminations to net income.

Visa-related gains—In the first quarter of 2008, Visa executed an initial public offering (IPO) of common stock and, in connection with the IPO, Regions’ ownership interest in Visa was converted into Class B common stock of approximately 3.8 million shares. Regions recognized a $63 million gain upon the redemption of a portion of its Visa Class B common stock which increased non-interest income for the nine months ended September 30, 2008. In the second quarter of 2009, Regions sold its remaining Visa Class B common stock referred to above to a third party. The sale resulted in a gain of $80 million, increasing non-interest income for the first nine months of 2009.

Gain on early extinguishment of debt—In the second quarter of 2009, Regions settled its offer to exchange common shares for outstanding 6.625% Trust Preferred Securities issued by Regions Financing Trust II (“the Trust”). In connection with this exchange, the Company recognized a gain on extinguishment of junior subordinated debt issued to the Trust. The extinguishment resulted in an increase to non-interest income of $61 million for the first nine months of 2009, with no corresponding increase for the same period in 2008. For further details, see Note 3 “Stockholders’ Equity and Comprehensive Income” to the consolidated financial statements.

NON-INTEREST EXPENSE

Table 21 “Non-Interest Expense (including Non-GAAP reconciliation)” presents a summary of non-interest expense, as well as a detail of merger charges (see Table 14 “GAAP to Non-GAAP Reconciliation”). Regions incurred merger-related expenses during the third quarter and first nine months of 2008 in connection with the integration of Regions and AmSouth. For expanded discussion of certain significant non-interest expense items, refer to the discussion of each component following the tables presented.

Table 21—Non-Interest Expense (including Non-GAAP reconciliation)

	Three Months Ended September 30
	2009(1)	2008
(In millions)	GAAP	GAAP	Less: Merger Charges	Non-GAAP	% Change Non-GAAP
Salaries and employee benefits	$578	$552	$25	$527	9.65%
Net occupancy expense	121	110	—	110	10.53
Furniture and equipment expense	83	88	—	88	(5.92)
Impairment of mortgage servicing rights, net	—	11	—	11	NM
Marketing	20	24	—	24	(18.20)
Professional fees	98	51	—	51	93.48
Amortization of core deposit intangible	30	33	—	33	(10.45)
Other real estate owned expense	61	44	—	44	37.45
FDIC premiums	56	4	—	4	1,301.24
Other-than-temporary impairments, net	3	9	—	9	(66.67)
Valuation charges associated with branch consolidations	25	—	—	—	NM
Other miscellaneous expenses	168	202	—	202	(17.03)

	$1,243	$1,128	$25	$1,103	12.68%

(1)	No merger charges were recorded during 2009.

	Nine Months Ended September 30
	2009(1)	2008			% Change Non-GAAP
(In millions)	GAAP	GAAP	Less: Merger Charges	Non-GAAP
Salaries and employee benefits	$1,703	$1,794	$134	$1,660	2.59%
Net occupancy expense	340	328	4	324	5.04
Furniture and equipment expense	237	255	5	250	(4.92)
Recapture of mortgage servicing rights, net	—	(14)	—	(14)	NM
Marketing	57	76	13	63	(10.70)
Professional fees	201	140	7	133	49.35
Amortization of core deposit intangible	91	102	—	102	(10.84)
Other real estate owned expense	111	71	—	71	55.00
Loss on early extinguishment of debt	—	66	—	66	NM
FDIC premiums	109	9	—	9	NM
FDIC premiums—special assessment	64	—	—	—	NM
Other-than-temporary impairments, net(2)	75	10	—	10	NM
Valuation charges associated with branch consolidations	25	—	—	—	NM
Other miscellaneous expenses	519	682	38	644	(19.36)

	$3,532	$3,519	$201	$3,318	6.42%

(1)	No merger charges were recorded during 2009.
(2)	Includes $266 million for the nine months ended September 30, 2009 of gross charges, net of $191 million non-credit portion reported in other comprehensive income (loss).

Salaries and employee benefits—During the third quarter of 2009 and the first nine months of 2009, salaries and benefits (excluding merger charges) increased $51 million and $43 million, respectively, compared to the same periods of 2008 due primarily to incentives tied to mortgage and deposit growth which increased during the same periods. The increases were partially offset by a reduced level of expense due to lower headcount. As of September 30, 2009, Regions employed 28,995 associates compared to 30,673 at September 30, 2008.

Net occupancy expense—During the third quarter of 2009 and the first nine months of 2009, net occupancy expense increased $11 million and $16 million, respectively, compared to the same periods of 2008. The increase in both periods is primarily due to branch consolidation charges of $9 million in the third quarter of 2009.

Furniture and equipment expense—During the third quarter and first nine months of 2009, furniture and equipment expense decreased $5 million and $13 million, respectively, compared to the same periods of 2008, primarily due to lower depreciation. Branch consolidation charges of $7 million partially offset the decreases.

Impairment / Recapture of mortgage servicing rights, net—During the third quarter of 2009 non-interest expense decreased when compared to the same period in 2008 by $11 million due to 2008 impairment of mortgage servicing rights. During the first nine months of 2009, non-interest expense increased when compared to the same periods in 2008 by $14 million due to the 2008 recapture of mortgage servicing rights. In January 2009, Regions began accounting for mortgage servicing rights at fair market value with any changes to fair value being recorded in mortgage income. Accordingly, there is no similar impact to non-interest expense for the corresponding 2009 periods.

Professional fees—Professional fees for the third quarter and first nine months of 2009 increased $47 million and $68 million compared to the same periods in 2008 (excluding merger charges) primarily due to higher legal expenses at Morgan Keegan and credit-related legal costs.

Other real estate owned (“OREO”) expense—OREO expense increased in the third quarter of 2009 and the first nine months of 2009 as compared to the corresponding periods in 2008 by $17 million and $40 million, respectively. The increased expense in both periods is related to the continued decline in the housing market as well as an increase in volume of OREO properties held on the balance sheet.

FDIC premiums—FDIC premiums increased in the third quarter of 2009 and the first nine months of 2009 as compared to the corresponding periods in 2008 by $52 million and $100 million, respectively. The increases resulted from higher insured deposit balances and higher premium rates. Additionally, during 2009 Regions utilized its remaining assessment credits, which contributed further to the increase in premiums in 2009.

FDIC premiums—special assessment—Regions incurred a $64 million premium during the second quarter of 2009 to replenish the Deposit Insurance Fund. It is possible that additional special assessments will be incurred in the future.

The FDIC has proposed that all institutions prepay, on December 30, 2009, estimated assessments for the fourth quarter of 2009 (typically paid one quarter in arrears), and for all of 2010, 2011, and 2012. For purposes of calculating the prepaid amount, the base assessment rate in effect at September 30, 2009 would be used for 2010. That rate would be increased by 3 basis points for 2011 and 2012 assessments. The prepayment calculation would also assume a 5 percent annual growth rate through the end of 2012.

Other-than-temporary impairments, net (OTTI)—OTTI decreased in the third quarter of 2009 by $6 million and increased in the first nine months of 2009 as compared to the corresponding periods in 2008 by $65 million. See Note 6 “Securities” to the consolidated financial statements and Table 8 “Securities” for further details.

Other miscellaneous expenses—Other miscellaneous expenses decreased in the third quarter of 2009 and the first nine months of 2009 as compared to the corresponding periods in 2008 (excluding merger charges) by $34 million and $125 million, respectively. The decreases in both periods were attributable to several factors. As discussed above, in January 2009, Regions began accounting for mortgage servicing rights at fair market value with any changes to fair value being recorded in mortgage income. At that time, Regions was no longer required to adjust non-interest expense for amortization of mortgage servicing rights. The impact of the amortization expense for the third quarter of 2008 and the first nine months of 2008 was $13 million and $59 million, respectively. There was no corresponding impact for the same periods in 2009, resulting in a decrease to other non-interest expense. Additionally, included in other non-interest expense for the third quarter and first nine months of 2008 were $9 million and $47 million of write-downs on investments in two Morgan Keegan mutual funds, respectively, with no similar expense during 2009. The impact of these items on the change in other miscellaneous expenses for the first nine months of 2009 as compared to the corresponding period in 2008 was partially offset by a first quarter 2008 reduction in litigation expense related to the Visa IPO of $28 million.

INCOME TAXES

Regions’ third quarter and year-to-date 2009 provision for income taxes from continuing operations decreased $280 million and $115 million, respectively, compared to the same periods in 2008. The effective tax rate from continuing operations for the third quarter and first nine months of 2009 was 42.1% and 31.2%, respectively, compared to 6.1% and 26.7% in the third quarter and first nine months of 2008, respectively. The third quarter 2009 effective tax rate generally resulted from the pre-tax loss and anticipated permanent differences. The year-to-date 2009 effective tax rate was unusually high due to the tax expense generated by leveraged lease terminations even though there was a pre-tax loss for the period.

Income taxes from continuing operations for financial reporting purposes differs from the amount computed by applying the statutory federal income tax rate of 35% for the three and nine months ended September 30, for the reasons below:

Table 22—Income Taxes

	Three Months Ended September 30
(In millions)	2009	2008
Tax on income computed at statutory federal income tax rate	$(228)	$34
Increase (decrease) in taxes resulting from:
Leveraged lease terminations	3	—
Tax credits	(20)	(15)
Lease financing adjustment	7	2
Tax-exempt income from obligations of states and political subdivisions	(5)	(7)
State income tax, net of federal tax benefit	(25)	(5)
Bank-owned life insurance	(8)	(7)
Other, net	2	4

	$(274)	$6

Effective tax rate	42.1%	6.1%

	Nine Months Ended September 30
(In millions)	2009	2008
Tax on income computed at statutory federal income tax rate	$(130)	$303
Increase (decrease) in taxes resulting from:
Leveraged lease terminations	344	—
Tax credits	(60)	(43)
Lease financing adjustment	36	23
Tax-exempt income from obligations of states and political subdivisions	(17)	(21)
State income tax, net of federal tax benefit	(35)	(5)
Bank-owned life insurance	(22)	(25)
Other, net	—	(1)

	$116	$231

Effective tax rate	31.2%	26.7%

Periodically, Regions invests in pass-through investment vehicles that generate tax credits, principally low-income housing, which directly reduce Regions’ federal income tax liability. Congress has legislated these tax credit programs to encourage capital inflows to these investment vehicles. The amount of tax benefit recognized from these tax credits was $20 million and $60 million in the third quarter and first nine months of 2009, respectively, compared to $15 million and $43 million in the third quarter and first nine months of 2008, respectively.

Regions has segregated a portion of its investment securities and intellectual property into separate legal entities in order to, among other business purposes, maximize the return on such assets by the professional and focused management thereof. Regions has recognized state tax benefits related to these legal entities of $6 million and $20 million in the third quarter and first nine months of 2009, respectively, compared to $10 million and $31 million in the third quarter and first nine months of 2008, respectively.

Management’s determination of the realization of deferred tax assets is based upon management’s judgment of various future events and uncertainties, including the timing, nature and amount of future income earned by certain subsidiaries and the implementation of various plans to maximize realization of deferred tax assets in addition to taxable income within the carryback period. Management believes that the subsidiaries will generate sufficient operating earnings to realize the deferred tax benefits. However, management does not believe that it is more-likely-than-not that all of its state net operating loss carryforwards will be realized. Accordingly, a valuation allowance has been established in the amount of $25 million against such benefits at September 30, 2009, compared to $26 million at September 30, 2008.

Regions and its subsidiaries file income tax returns in the United States, as well as in various state jurisdictions. As the successor of acquired taxpayers, Regions is responsible for the resolution of audits from both federal and state taxing authorities. In December 2008, the Company reached an agreement with the Internal Revenue Service Appeals Division on the Federal tax treatment of a broad range of uncertain tax positions. The agreement covered the Federal tax returns of Regions Financial Corporation, Union Planters Corporation and AmSouth Bancorporation for tax years 1999-2006. With a few exceptions in certain state jurisdictions, the Company is no longer subject to state and local income tax examinations by taxing authorities for years before 2003, which would include audits of acquired entities. Certain states have proposed various adjustments to the Company’s previously filed tax returns. Management is currently evaluating those proposed adjustments; however, the Company does not anticipate the adjustments would result in a material change to its financial position or results of operations.

As of September 30, 2009 and December 31, 2008, the liability for gross unrecognized tax benefits was approximately $35 million and $55 million, respectively. Essentially, all of the Company’s liability for gross unrecognized tax benefits as of September 30, 2009 would reduce the Company’s effective tax rate, if recognized. As of September 30, 2009, the Company recognized a liability of approximately $5 million for interest, on a pre-tax basis.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Reference is made to pages 70 through 73 included in Management’s Discussion and Analysis.

Item 4.	Controls and Procedures

Based on an evaluation, as of the end of the period covered by this Form 10-Q, under the supervision and with the participation of Regions’ management, including its Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer have concluded that Regions’ disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) are effective. During the quarter ended September 30, 2009, there have been no changes in Regions’ internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Regions’ internal control over financial reporting.

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

In July 2009, Morgan Keegan & Company, Inc. (“Morgan Keegan”), a wholly-owned subsidiary of Regions, Morgan Asset Management, Inc. and three employees each received a Wells notice from the Staff of the Atlanta Regional Office of the Securities and Exchange Commission (“SEC”) stating that the Staff intends to recommend that the Commission bring enforcement actions for possible violations of the federal securities laws. The potential actions relate to the Staff’s investigation of the Funds. Additionally, in July 2009, Morgan Keegan received a Wells notice from the enforcement staff of the Financial Industry Regulatory Authority (“FINRA”) advising Morgan Keegan that it had made a preliminary determination to recommend disciplinary action against Morgan Keegan for violation of various NASD rules relating to sales of the Funds during 2006 and 2007. A Wells notice is neither a formal allegation nor a finding of wrongdoing. The notices provide the recipients the opportunity to provide their perspective and to address issues raised prior to any formal action being taken by the SEC or FINRA. Responses have been submitted to both the SEC and FINRA notices. Also, a joint state task force has indicated that it is considering charges against Morgan Keegan, related entities and certain of their officers in connection with sales of the Funds. Discussions are ongoing with the state securities commissioners in the task force about the proposed charges and possible resolutions. Although it is not possible to predict the ultimate resolution or financial liability with respect to these matters, management is currently of the opinion that the outcome of these matters will not have a material effect on Regions’ business, consolidated financial position or results of operations.

In March 2009, Morgan Keegan received a Wells notice from the SEC’s Atlanta Regional Office related to auction rate securities (“ARS”) indicating that the SEC staff intended to recommend that the Commission take civil action against Morgan Keegan. On July 21, 2009, the SEC filed a complaint in United States District Court for the Northern District of Georgia against Morgan Keegan alleging violations of the federal securities laws in connection with ARS that Morgan Keegan underwrote, marketed and sold. The SEC is seeking an injunction against Morgan Keegan for violations of the antifraud provisions of the federal securities laws, as well as disgorgement, financial penalties and other equitable relief for customers, including repurchase by Morgan Keegan of all ARS that it sold prior to March 20, 2008. Beginning in February 2009, Morgan Keegan commenced a voluntary program to repurchase ARS that it underwrote and sold to the firm’s customers, and extended that repurchase program in the third quarter of 2009 to include ARS that were sold by Morgan Keegan to its customers but were underwritten by other firms. As of September 30, 2009, customers of Morgan Keegan owned approximately $288 million of ARS and Morgan Keegan held approximately $137 million of ARS on its balance sheet. On July 21, 2009, the Alabama Securities Commission issued a “Show Cause” order to Morgan Keegan arising out of the ARS matter that is the subject of the SEC complaint described above. The order requires Morgan Keegan to show cause why its registration as a broker-dealer should not be suspended or revoked in the State of Alabama and also why it should not be subject to disgorgement, repurchasing all ARS sold to Alabama residents and payment of costs and penalties. Although it is not possible to predict the ultimate resolution or financial liability with respect to the ARS matter, management is currently of the opinion that the outcome of this matter will not have a material effect on Regions’ business, consolidated financial position or results of operations.

In April 2009, Regions, Regions Financing Trust III (the “Trust”) and certain of Regions’ current and former directors, were named in a purported class-action lawsuit filed in the U.S. District Court for the Southern District of New York on behalf of the purchasers of trust preferred securities offered by the Trust. The complaint alleges that defendants made statements in Regions’ registration statement, prospectus and year-end filings which were materially false and misleading. No class has been certified, and at this stage of the lawsuit Regions cannot determine the probability of a material adverse result or reasonably estimate a range of potential exposures, if any. However, it is possible that an adverse resolution of these matters may be material to Regions’ business, consolidated financial position or results of operations.

Item 1A.	Risk Factors

The following is an additional risk factor for Regions, to be read in conjunction with Item 1A., “Risk Factors” in Regions’ Annual Report on Form 10-K for the year ended December 31, 2008 and in Regions’ Quarterly Reports on Form 10-Q for the periods ended March 31, 2009 and June 30, 2009.

Ratings agencies recently downgraded our securities and the deposit ratings of Regions Bank; these downgrades and any subsequent downgrades could adversely impact the price and liquidity of our securities and could have an adverse impact on our businesses and results of operations.

The ratings assigned to Regions’ debt securities and the debt securities of Regions Bank have recently been downgraded. On May 18, 2009, Regions’ senior notes, subordinated notes and junior subordinated notes and Regions Bank’s financial strength, long-term deposits and short-term deposits were downgraded, by Moody’s Investors Service (“Moody’s”). Moody’s maintains a negative outlook on Regions. On June 17, 2009, in connection with an industry-wide review of the financial sector, Standard & Poor’s downgraded Regions’ senior notes, subordinated notes and junior subordinated notes, and Regions Bank’s short-term deposits, senior notes and subordinated notes. As part of a similar industry-wide review of the financial sector, on June 16, 2009, Fitch Ratings (“Fitch”) downgraded Regions’ senior notes, subordinated notes and junior subordinated notes, and Regions Bank’s senior notes and subordinated notes. Regions Bank’s short-term deposit rating of F1 was affirmed by Fitch. Fitch maintains a negative outlook on Regions. On October 22, 2009, Dominion Bond Rating Service downgraded Regions’ senior notes, subordinated notes and junior subordinated notes, and Regions Bank’s short-term debt, long-term bank deposits, long-term debt and subordinated debt. On November 4, 2009, Standard & Poor’s announced an additional downgrade of Regions’ senior notes, subordinated notes and junior subordinated notes and Regions Bank’s long-term bank deposits, long-term debt and subordinated debt. Standard & Poor’s maintains a negative outlook on Regions. See Table 13 – Credit Ratings in Management’s Discussion and Analysis for a tabular presentation of ratings as of September 30, 2009, as well as tabular presentations of the recent downgrades. The ratings assigned to Regions’ debt securities and the debt securities of Regions Bank remain subject to change at any time and it is possible that any of the ratings agencies will further downgrade these obligations.

In general, ratings agencies base their ratings on many quantitative and qualitative factors, including capital adequacy, liquidity, asset quality, business mix and level and quality of earnings, and Regions may not be able to maintain its current credit ratings. In addition, ratings agencies have themselves been subject to scrutiny arising from the financial crisis such that the rating agencies may make or may be required to make substantial changes to their ratings policies and practices. Such changes may, among other things, adversely affect the ratings of Regions’ securities or other securities in which Regions has an economic interest. Any decrease, or potential decrease, in credit ratings could impact Regions’ access to the capital markets or short-term funding and/or increase our financing costs, and thereby adversely affect Regions’ liquidity and financial condition. Where Regions Bank is providing forms of credit support such as letters of credit, standby lending arrangements or other forms of credit support, a decline in short-term credit ratings may require that customers of Regions Bank seek replacement credit support from a higher rated institution. We cannot predict whether customer relationships or opportunities for future relationships could be adversely affected by customers who choose to do business with a higher rated institution.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Information concerning Regions’ repurchases of its outstanding common stock during the three-month period ended September 30, 2009, is set forth in the following table:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - 31, 2009	—	—	—	23,072,300
August 1 - 31, 2009	—	—	—	23,072,300
September 1 - 30, 2009	—	—	—	23,072,300
Total	—	—	—	23,072,300

On January 18, 2007, Regions’ Board of Directors authorized the repurchase of 50 million shares of Regions’ common stock through open market or privately negotiated transactions and announced the authorization of this repurchase. As indicated in the table above, approximately 23.1 million shares remain available for repurchase under the existing plan.

Restrictions on Dividends and Repurchase of Stock

Holders of Regions common stock are only entitled to receive such dividends as Regions’ board of directors may declare out of funds legally available for such payments. Furthermore, holders of Regions common stock are subject to the prior dividend rights of any holders of Regions preferred stock then outstanding. As of September 30, 2009, there were 3,500,000 shares of Regions’ Fixed Rate Cumulative Perpetual Preferred Stock Series A (the “Series A Preferred Stock”) and 287,500 shares of Regions’ 10% Mandatory Convertible Preferred Stock, Series B (the “Mandatorily Convertible Preferred Stock”), each with liquidation amount of $1,000 per share, issued and outstanding. Under the terms of the Series A Preferred Stock and the Mandatorily Convertible Preferred Stock, Regions’ ability to declare and pay dividends on or repurchase Regions common stock will be subject to restrictions in the event Regions fails to declare and pay (or set aside for payment) full dividends on the Series A Preferred Stock or the Mandatorily Convertible Preferred Stock.

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

Item 6.	Exhibits

The following is a list of exhibits including items incorporated by reference

3.1	Restated Certificate of Incorporation filed as Exhibit 3.1 to Form 10-Q Quarterly Report filed by registrant on August 3, 2007, incorporated herein by reference

3.2	Certificate of Designations filed as Exhibit 3.1 to Form 8-K Current Report filed by registrant on November 18, 2008, incorporated herein by reference

3.3	Certificate of Designations filed as Exhibit 3.1 to Form 8-K Current Report filed by registrant on May 27, 2009, incorporated herein by reference

3.4	By-laws as restated filed as Exhibit 3.2 to Form 8-K Current Report filed by registrant on April 22, 2008, incorporated herein by reference

10.1	Form of Aircraft Time Sharing Agreement

12	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101	Interactive Data File

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned thereunto duly authorized.

Regions Financial Corporation

DATE: November 3, 2009

/s/ HARDIE B. KIMBROUGH
Hardie B. Kimbrough, Jr.
Executive Vice President and Controller
(Chief Accounting Officer and Authorized Officer)