Form 10-K
period 2009-12-31
REGIONS FINANCIAL CORP
filed 2010-02-22
CIK 1281761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Registrant’s telephone number, including area code: (205) 326-5807

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

Common Stock, $.01 par value—$4,656,981,808 as of June 30, 2009.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value—1,192,645,878 shares issued and outstanding as of February 15, 2010

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the Annual Meeting to be held on May 13, 2010 are incorporated by reference into Part III.

REGIONS FINANCIAL CORPORATION

Form 10-K

i

PART I

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, other periodic reports filed by Regions Financial Corporation (“Regions”) under the Securities Exchange Act of 1934, as amended, and any other written or oral statements made by or on behalf of Regions may include forward-looking statements. The Private Securities Litigation Reform Act of 1995 (the “Act”) provides a safe harbor for forward-looking statements which are identified as such and are accompanied by the identification of important factors that could cause actual results to differ materially from the forward-looking statements. For these statements, we, together with our subsidiaries, unless the context implies otherwise, claim the protection afforded by the safe harbor in the Act. Forward-looking statements are not based on historical information, but rather are related to future operations, strategies, financial results or other developments. Forward-looking statements are based on management’s expectations as well as certain assumptions and estimates made by, and information available to, management at the time the statements are made. Those statements are based on general assumptions and are subject to various risks, uncertainties and other factors that may cause actual results to differ materially from the views, beliefs and projections expressed in such statements. These risks, uncertainties and other factors include, but are not limited to, those described below:

•

In 2008, the Emergency Economic Stabilization Act of 2008 became law, and in February, 2009 the American Recovery and Reinvestment Act of 2009 was signed into law. Additionally, the U.S. Treasury and federal banking regulators are implementing a number of programs to address capital and liquidity issues in the banking system, and there are a number of pending legislative and tax proposals, all of which may have significant effects on Regions and the financial services industry, the exact nature and extent of which cannot be determined at this time.

•	The impact of compensation and other restrictions imposed under the Troubled Asset Relief Program (“TARP”) until Regions repays the outstanding preferred stock issued under the TARP.

•	Possible additional loan losses and impairment of goodwill, other intangibles and valuation allowances on deferred tax assets and the impact on earnings and capital.

•	Possible changes in interest rates may affect funding costs and reduce earning asset yields, thus reducing margins.

•	Possible changes in general economic and business conditions in the United States in general and in the communities Regions serves in particular.

•	Possible changes in the creditworthiness of customers and the possible impairment of the collectability of loans.

•

Possible changes in trade, monetary and fiscal policies, and other activities of governments, agencies, and similar organizations, including changes in accounting standards, may have an adverse effect on business.

•	Possible changes to laws and regulations, including pending limitations on service charges, may have a negative impact on non-interest income.

•	The current stresses in the financial and real estate markets, including possible continued deterioration in property values.

•	Regions’ ability to manage fluctuations in the value of assets and liabilities and off-balance sheet exposure so as to maintain sufficient capital and liquidity to support Regions’ business.

•	Regions’ ability to achieve the earnings expectations related to businesses that have been acquired or that may be acquired in the future.

•	Regions’ ability to expand into new markets and to maintain profit margins in the face of competitive pressures.

•	Regions’ ability to develop competitive new products and services in a timely manner and the acceptance of such products and services by Regions’ customers and potential customers.

•	Regions’ ability to keep pace with technological changes.

•	Regions’ ability to effectively manage credit risk, interest rate risk, market risk, operational risk, legal risk, liquidity risk, and regulatory and compliance risk.

•	Regions’ ability to ensure adequate capitalization is impacted by inherent uncertainties in forecasting credit losses.

•	The cost and other effects of material contingencies, including litigation contingencies.

•	The effects of increased competition from both banks and non-banks.

•	The effects of geopolitical instability and risks such as terrorist attacks.

•	Possible changes in consumer and business spending and saving habits could affect Regions’ ability to increase assets and to attract deposits.

•	The effects of weather and natural disasters such as droughts and hurricanes.

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

Regions Financial Corporation (together with its subsidiaries on a consolidated basis, “Regions” or “Company”) is a financial holding company headquartered in Birmingham, Alabama, which operates throughout the South, Midwest and Texas. Regions provides traditional commercial, retail and mortgage banking services, as well as other financial services in the fields of investment banking, asset management, trust, mutual funds, securities brokerage, insurance and other specialty financing. At December 31, 2009, Regions had total consolidated assets of approximately $142.3 billion, total consolidated deposits of approximately $98.7 billion and total consolidated stockholders’ equity of approximately $17.9 billion.

Regions is a Delaware corporation and on July 1, 2004, became the successor by merger to Union Planters Corporation and the former Regions Financial Corporation. Its principal executive offices are located at 1900 Fifth Avenue North, Birmingham, Alabama 35203, and its telephone number at that address is (205) 326-5807.

Banking Operations

Regions conducts its banking operations through Regions Bank, an Alabama chartered commercial bank that is a member of the Federal Reserve System. At December 31, 2009, Regions operated approximately 2,300 ATMs and 1,895 banking offices in Alabama, Arkansas, Florida, Georgia, Illinois, Indiana, Iowa, Kentucky, Louisiana, Mississippi, Missouri, North Carolina, South Carolina, Tennessee, Texas and Virginia.

The following chart reflects the distribution of branch locations in each of the states in which Regions conducts its banking operations.

Branches
Alabama	248
Arkansas	112
Florida	420
Georgia	159
Illinois	71
Indiana	66
Iowa	18
Kentucky	19
Louisiana	129
Mississippi	155
Missouri	69
North Carolina	9
South Carolina	37
Tennessee	296
Texas	84
Virginia	3

Totals	1,895

Other Financial Services Operations

In addition to its banking operations, Regions provides additional financial services through the following subsidiaries:

Morgan Keegan & Company, Inc. (“Morgan Keegan”), a subsidiary of Regions Financial Corporation, is a full-service regional brokerage and investment banking firm. Morgan Keegan offers products and services including securities brokerage, asset management, financial planning, mutual funds, securities underwriting, sales and trading, and investment banking. Morgan Keegan also manages the delivery of trust services, which are provided pursuant to the trust powers of Regions Bank. Morgan Keegan employs over 1,250 financial advisors offering products and services from over 320 offices located in Alabama, Arkansas, Florida, Georgia, Illinois, Indiana, Kentucky, Louisiana, Maryland, Massachusetts, Mississippi, Missouri, New York, North Carolina, South Carolina, Tennessee, Texas and Virginia.

Regions Insurance Group, Inc., a subsidiary of Regions Financial Corporation, is an insurance broker that offers insurance products through its subsidiaries Regions Insurance, Inc., headquartered in Little Rock, Arkansas, and Regions Insurance Services, Inc., headquartered in Memphis, Tennessee. Through its insurance brokerage operations in Alabama, Arkansas, Indiana, Louisiana, Missouri, Mississippi, Tennessee and Texas, Regions Insurance, Inc. offers insurance coverage for various lines of personal and commercial insurance, such as property, casualty, life, health and accident insurance. Regions Insurance Services, Inc. offers credit-related insurance products, such as title, term life, credit life, environmental, crop and mortgage insurance, as well as debt cancellation products to customers of Regions. With $111 million in annual revenues and 30 offices in eight states, Regions Insurance Group, Inc. is one of the largest insurance brokers in the United States.

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

Segment Information

Reference is made to Note 23 “Business Segment Information” to the consolidated financial statements included under Item 7. of this Annual Report on Form 10-K for information required by this item.

Supervision and Regulation

Introduction

Regions and its subsidiaries are subject to the extensive regulatory framework applicable to bank holding companies and their subsidiaries. Regulation of financial institutions such as Regions and its subsidiaries is intended primarily for the protection of depositors, the deposit insurance fund of the Federal Deposit Insurance Corporation (“FDIC”) and the banking system as a whole, and generally is not intended for the protection of stockholders or other investors. Described below are the material elements of selected laws and regulations applicable to Regions and its subsidiaries. The descriptions are not intended to be complete and are qualified in their entirety by reference to the full text of the statutes and regulations described. As of the date of this document, substantial changes to the regulatory framework applicable to Regions and its subsidiaries are being considered by Congress and by U.S. bank regulatory agencies. For a discussion of such proposed changes, please see “Recent Regulatory Developments” below. Changes in applicable law or regulation, and in their application by regulatory agencies, cannot be predicted, but they may have a material effect on the business and results of Regions and its subsidiaries.

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

The BHC Act requires every bank holding company to obtain the prior approval of the Federal Reserve before: (1) it may acquire direct or indirect ownership or control of any voting shares of any bank or savings and loan association, if after such acquisition, the bank holding company will directly or indirectly own or control 5.0% or more of the voting shares of the institution; (2) it or any of its subsidiaries, other than a bank, may acquire all or substantially all of the assets of any bank or savings and loan association; or (3) it may merge or consolidate with any other bank holding company.

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

Regions Bank is a member of the FDIC, and, as such, its deposits are insured by the FDIC to the extent provided by law. Regions Bank is an Alabama state-chartered bank and is a member of the Federal Reserve System. It is generally subject to supervision and examination by both the Federal Reserve and the Alabama Department of Banking and subject to numerous statutes and regulations that affect its business activities and operations. The Federal Reserve and the Alabama Department of Banking regularly examine the operations of Regions Bank and are given authority to approve or disapprove mergers, consolidations, the establishment of branches and similar corporate actions. The federal and state banking regulators also have the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law. Various consumer laws and regulations also affect the operations of Regions Bank. In addition, commercial banks are affected significantly by the actions of the Federal Reserve as it attempts to control money and credit availability in order to influence the economy.

For further discussion regarding the general regulatory environment applicable to Regions and its subsidiaries, please see “General Regulatory Framework” below.

Recent Regulatory Developments

FDIC Temporary Liquidity Guarantee Program.    Regions and Regions Bank have chosen to participate in the FDIC’s Temporary Liquidity Guarantee Program (the “TLGP”), which applies to, among others, all U.S. depository institutions insured by the FDIC and all United States bank holding companies, unless they have opted out. Under the TLGP, the FDIC guarantees certain senior unsecured debt of Regions and Regions Bank, as well as non-interest bearing transaction account deposits at Regions Bank. Under the transaction account guarantee component of the TLGP, all non-interest bearing transaction accounts maintained at Regions Bank are insured in full by the FDIC until June 30, 2010, regardless of the standard maximum deposit insurance amounts. Although the transaction account guarantee program was originally scheduled to expire on December 31, 2009, the FDIC implemented a final rule, effective as of October 1, 2009, extending the transaction account guarantee program by six months until June 30, 2010 (subject to the option of participating institutions to opt out of such six-month extension). Regions Bank did not choose to opt out of the six-month extension.

On December 11, 2008, Regions Bank issued and sold $3.5 billion aggregate principal amount of its senior bank notes guaranteed under the TLGP. Regions Bank issued and sold an additional $250 million aggregate principal amount of guaranteed senior bank notes on December 16, 2008. Under the debt guarantee component of the TLGP, the FDIC will pay the unpaid principal and/or interest on such FDIC-guaranteed debt instruments upon the uncured failure of Regions Bank to make a timely payment of principal and/or interest. Neither Regions nor Regions Bank is permitted to use the proceeds from the sale of securities guaranteed under the TLGP to prepay any of its other debt that is not guaranteed by the FDIC. The deadline to issue debt guaranteed by the FDIC under the debt guarantee component of the TLGP has expired and, therefore, neither Regions nor Regions Bank may in the future issue any new securities guaranteed under such program.

U.S. Treasury Capital Purchase Program.    Pursuant to the U.S. Department of the Treasury’s (the “U.S. Treasury”) Capital Purchase Program (the “CPP”), on November 14, 2008, Regions issued and sold to the U.S. Treasury in an offering exempt from registration under Section 4(2) of the Securities Act of 1933, (i) 3.5 million shares of Regions’ Fixed Rate Cumulative Perpetual Preferred Stock, Series A, par value $1.00 and liquidation preference $1,000 per share ($3.5 billion aggregate liquidation preference) (the “Series A Preferred Stock”) and (ii) a warrant (the “Warrant”) to purchase 48,253,677 shares of Regions’ common stock, at an exercise price of $10.88 per share, subject to certain anti-dilution and other adjustments for an aggregate purchase price of $3.5 billion in cash. The securities purchase agreement, dated November 14, 2008, pursuant to which the securities issued to the U.S. Treasury under the CPP were sold, limits the payment of dividends on Regions’ common stock to $0.10 per share without prior approval of the U.S. Treasury, limits Regions’ ability to repurchase shares of its common stock (with certain exceptions, including the repurchase of our common stock to offset share dilution from equity-based compensation awards), grants the holders of the Series A Preferred Stock, the Warrant and the common stock of Regions to be issued under the Warrant certain registration rights, and subjects Regions to certain of the executive compensation limitations included in the Emergency Economic Stabilization Act of 2008, as amended by the American Recovery and Reinvestment Act of 2009. Regions has reduced its quarterly dividend to $0.01 per share and does not expect to increase its quarterly dividend above such level for the foreseeable future.

Comprehensive Financial Stability Plan of 2009.    On February 10, 2009, Treasury Secretary Timothy Geithner announced a new comprehensive financial stability plan (the “Financial Stability Plan”), which earmarked the second $350 billion of unused funds originally authorized under the Emergency Economic Stabilization Act of 2008.

The major elements of the Financial Stability Plan included: (i) a capital assistance program that has invested in convertible preferred stock of certain qualifying institutions, (ii) a consumer and business lending initiative to fund new consumer loans, small business loans and commercial mortgage asset-backed securities issuances, (iii) a public-private investment fund intended to leverage public and private capital with public financing to purchase up to $500 billion to $1 trillion of legacy “toxic assets” from financial institutions, and (iv) assistance for homeowners by providing up to $75 billion to reduce mortgage payments and interest rates and establishing loan modification guidelines for government and private programs.

In addition, pursuant to the Federal Reserve’s Supervisory Capital Assessment Program (the “SCAP”), all banking institutions with assets over $100 billion, such as Regions, were required to undergo a comprehensive “stress test” to determine if they had sufficient capital to continue lending and to absorb losses that could result from a more severe decline in the economy than projected. Pursuant to such stress test, it was determined that Regions was required to raise additional capital. Regions fulfilled the SCAP requirement primarily through the issuance of common and preferred securities. The Company’s public equity offering of common stock, announced May 20, 2009, resulted in the issuance of 460 million shares at $4 per share, generating proceeds of approximately $1.8 billion, net of issuance costs. At the same date, the Company issued 287,500 shares of mandatory convertible preferred stock, Series B, generating net proceeds of $278 million. In addition to these offerings, the Company exchanged approximately 33 million common shares for $202 million of outstanding 6.625% trust preferred securities issued by an affiliated Trust. The Company also sold shares in Visa Inc. and other securities, which generated additional capital.

Regulatory Reform.    In June of 2009, the current administration proposed a wide range of regulatory reforms that, if enacted, may have significant effects on the financial services industry in the United States. Significant aspects of the current administration’s proposals included, among other things, proposals (i) that any financial firm whose combination of size, leverage and interconnectedness could pose a threat to financial stability (known as “Tier 1 FHCs”) be subject to certain enhanced regulatory requirements, as discussed below, (ii) that federal bank regulators require loan originators or sponsors to retain part of the credit risk of securitized exposures, (iii) that there be increased regulation of broker-dealers and investment advisers, (iv) for the creation of a federal consumer financial protection agency that would have broad authority to regulate providers of credit, savings, payment and other consumer financial products and services, (v) that there be comprehensive regulation of OTC derivatives, (vi) that the controls on the ability of banking institutions to engage in transactions with affiliates be tightened, and (vii) that financial holding companies (such as Regions) be required to be “well-capitalized” and “well managed” on a consolidated basis.

The U.S. Congress, state lawmaking bodies and federal and state regulatory agencies continue to consider a number of wide-ranging and comprehensive proposals for altering the structure, regulation and competitive relationships of the nation’s financial institutions, including rules and regulations related to the broad range of reform proposals set forth by the current administration described above. Separate comprehensive financial reform bills intended to address the proposals set forth by the current administration were introduced in both houses of Congress in the second half of 2009 and remain under review by both the U.S. House of Representatives and the U.S. Senate. In addition, both the U.S. Treasury Department and the Basel Committee on Banking Supervision (the “Basel Committee”) have issued policy statements regarding proposed significant changes to the regulatory capital framework applicable to banking organizations. For a discussion of such proposals, please see “General Regulatory Framework—Capital Adequacy” below.

It cannot be predicted whether or in what form further legislation and/or regulations may be adopted or the extent to which Regions’ business may be affected thereby.

Tier 1 FHC Status.    As noted above, the current administration has proposed that so-called Tier 1 FHCs be subject to certain enhanced regulatory requirements. If Regions were deemed to be a Tier 1 FHC, it would be subject to such requirements. Among other things, Tier 1 FHCs would be subject to stricter and more conservative capital, liquidity and risk management standards, a new prompt corrective action regime (similar to that which already exists for insured depository institutions), enhanced public disclosures, and a requirement that they have in place a credible plan for the rapid resolution of the firm in the event of severe financial distress. There would also be a focus on the sufficiency of high-quality capital in stressed economic scenarios. Moreover,

Tier 1 FHC subsidiaries (whether regulated or unregulated) would be subject to consolidated supervision by the Federal Reserve, although functionally regulated subsidiaries (such as banks and broker-dealers) would continue to be supervised by their primary federal regulators.

Incentive Compensation.    On October 22, 2009, the Federal Reserve issued a comprehensive proposal on incentive compensation policies (the “Incentive Compensation Proposal”) intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The Incentive Compensation Proposal, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. Any deficiencies in compensation practices that are identified may be incorporated into the organization’s supervisory ratings, which can affect its ability to make acquisitions or perform other actions. The Incentive Compensation Proposal provides that enforcement actions may be taken against a banking organization if its incentive compensation arrangements or related risk-management control or governance processes pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies. In addition, on January 12, 2010, the FDIC announced that it would seek public comment on whether banks with compensation plans that encourage risky behavior should be charged higher deposit assessment rates than such banks would otherwise be charged.

The scope and content of the U.S. banking regulators’ policies on executive compensation are continuing to develop and are likely to continue evolving in the near future. It cannot be determined at this time whether compliance with such policies will adversely affect the ability of Regions and its subsidiaries to hire, retain and motivate their key employees.

Financial Crisis Responsibility Fees.    On January 14, 2010, the current administration announced a proposal to impose a fee (the “Financial Crisis Responsibility Fee”) on those financial institutions that benefited from recent actions taken by the U.S. government to stabilize the financial system. If implemented as initially proposed, the Financial Crisis Responsibility Fee will be applied to firms with over $50 billion in consolidated assets, and, therefore, by its terms would apply to Regions. The Financial Crisis Responsibility Fee would be collected by the Internal Revenue Service and would be approximately fifteen basis points, or 0.15%, of an amount calculated by subtracting a covered institution’s Tier 1 capital and FDIC-assessed deposits (and/or an adjustment for insurance liabilities covered by state guarantee funds) from such institution’s total assets.

The Financial Crisis Responsibility Fee, if implemented as proposed by the current administration, would go into effect on June 30, 2010 and remain in place for at least ten years. The U.S. Treasury would be asked to report after five years on the effectiveness of the Financial Crisis Responsibility Fee as well as its progress in repaying projected losses to the U.S. government as a result of the TARP. If losses to the U.S. government as a result of TARP have not been recouped after ten years, the Financial Crisis Responsibility Fee would remain in place until such losses have been recovered.

General Regulatory Framework

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

The minimum guideline for the ratio of total capital (“Total Capital”) to risk-weighted assets (including certain off-balance sheet items, such as standby letters of credit) is 8.0%. At least half of the Total Capital must be “Tier 1 Capital,” which currently consists of qualifying common equity, qualifying noncumulative perpetual preferred stock, including related surplus, and senior perpetual preferred stock issued to the U.S. Treasury under the CPP, minority interests relating to qualifying common or noncumulative perpetual preferred stock issued by a consolidated U.S. depository institution or foreign bank subsidiary, and certain “restricted core capital elements,” as discussed below, less goodwill and certain other intangible assets. Currently, “Tier 2 Capital” may consist of, among other things, qualifying subordinated debt, mandatorily convertible debt securities, other preferred stock and trust preferred securities and a limited amount of the allowance for loan losses. Non-cumulative perpetual preferred stock, trust preferred securities and other so-called “restricted core capital elements” are currently limited to 25% of Tier 1 Capital. On January 28, 2010, the U.S. bank regulatory agencies announced a final rule that, among other things, provides for an optional two-quarter delay, followed by an optional two-quarter phase-in, of the application of the agencies’ regulatory limit on the inclusion of the allowance for loan and lease losses in Tier 2 Capital for the portion of such allowances that is associated with the assets a banking organization consolidates as a result of certain changes to GAAP.

The minimum guideline to be considered “well capitalized” for Tier 1 Capital and Total Capital is 6.0% and 10.0%, respectively. At December 31, 2009, Regions’ consolidated Tier 1 Capital ratio was 11.54% and its Total Capital ratio was 15.78%. The elements currently comprising Tier 1 Capital and Tier 2 Capital and the minimum Tier 1 Capital and Total Capital ratios may in the future be subject to change, as discussed in greater detail below.

In addition, the Federal Reserve has established minimum leverage ratio guidelines to be considered “well capitalized” for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average total assets, less goodwill and certain other intangible assets (the “Leverage Ratio”), of 3.0% for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies generally are required to maintain a Leverage Ratio of at least 4%. Regions’ Leverage Ratio at December 31, 2009 was 8.90%.

In connection with the SCAP, banking regulators began supplementing their assessment of the capital adequacy of a bank based on tangible common stockholders’ equity and a variation of Tier 1 Capital, known as Tier 1 common equity. While not formally defined, analysts and banking regulators have assessed Regions’ capital adequacy using the tangible common stockholders’ equity and/or the Tier 1 common equity measure. Because tangible common stockholders’ equity and Tier 1 common equity are not formally defined by GAAP or formalized in the federal banking regulations, these measures are considered to be non-GAAP financial measures and other entities may calculate them differently than Regions’ disclosed calculations (see the “GAAP to Non-GAAP Reconciliation” section of Item 6. “Management’s Discussion and Analysis of Financial Condition and Results of Operation” of this Annual Report on Form 10-K for further details).

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

A subsidiary bank is subject to substantially similar risk-based and leverage capital requirements as those applicable to Regions. Regions Bank was in compliance with applicable minimum capital requirements as of December 31, 2009. Neither Regions nor Regions Bank has been advised by any federal banking agency of any specific minimum capital ratio requirement applicable to it as of December 31, 2009.

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

In July 2008, the U.S. bank regulatory agencies issued a proposed rule that would provide banking organizations that do not use the advanced approaches with the option to implement a new risk-based capital framework. This framework would adopt the standardized approach of Basel II for credit risk, the basic indicator approach of Basel II for operational risk, and related disclosure requirements. While this proposed rule generally parallels the relevant approaches under Basel II, it diverges where United States markets have unique characteristics and risk profiles, most notably with respect to risk weighting residential mortgage exposures. Comments on the proposed rule were due to the agencies by October 27, 2008, but a definitive final rule had not been issued as of December 31, 2009. The proposed rule, if adopted, would replace the agencies’ earlier proposed amendments to existing risk-based capital guidelines to make them more risk sensitive (formerly referred to as the “Basel I-A” approach).

On September 3, 2009, the United States Treasury Department issued a policy statement (the “Treasury Policy Statement”) entitled “Principles for Reforming the U.S. and International Regulatory Capital Framework for Banking Firms.” The Treasury Policy Statement was developed in consultation with the U.S. bank regulatory agencies and sets forth eight “core principles” intended to shape a new international capital accord. Six of the core principles relate directly to bank capital requirements. The Treasury Policy Statement contemplates changes to the existing regulatory capital regime that would involve substantial revisions to, if not replacement of, major parts of the Basel I and Basel II capital frameworks and affect all regulated banking organizations and other systemically important institutions. The Treasury Policy Statement repeatedly calls for higher and stronger capital requirements for Tier 1 FHCs that are deemed to pose a risk to financial stability due to their combination of size, leverage, interconnectedness and liquidity risk. It is possible that Regions would be deemed a Tier 1 FHC and subject to such heightened capital requirements if implemented.

The Treasury Policy Statement suggested that changes to the regulatory capital framework be phased in over a period of several years. The recommended schedule provides for a comprehensive international agreement by December 31, 2010, with the implementation of reforms by December 31, 2012, although it does remain possible that U.S. bank regulatory agencies could officially adopt, or informally implement, new capital standards at an earlier date.

Following the issuance of the Treasury Policy Statement on December 17, 2009, the Basel Committee issued a set of proposals (the “Capital Proposals”) that would significantly revise the definitions of Tier 1 Capital and Tier 2 Capital, with the most significant changes being to Tier 1 Capital. Most notably, the Capital Proposals would disqualify certain structured capital instruments, such as trust preferred securities, from Tier 1 Capital status. The Capital Proposals would also re-emphasize that common equity is the predominant component of Tier 1 Capital by adding a minimum common equity to risk-weighted assets ratio and requiring that goodwill, general intangibles and certain other items that currently must be deducted from Tier 1 Capital instead be deducted from common equity as a component of Tier 1 Capital. The Capital Proposals also leave open the possibility that the Basel Committee will recommend changes to the minimum Tier 1 Capital and Total Capital ratios of 4.0% and 8.0%, respectively.

Concurrently with the release of the Capital Proposals, the Basel Committee also released a set of proposals related to liquidity risk exposure (the “Liquidity Proposals,” and together with the Capital Proposals, the “2009 Basel Committee Proposals”). The Liquidity Proposals have three key elements, including the implementation of (i) a “liquidity coverage ratio” designed to ensure that a bank maintains an adequate level of unencumbered, high-quality assets sufficient to meet the bank’s liquidity needs over a 30-day time horizon under an acute liquidity stress scenario, (ii) a “net stable funding ratio” designed to promote more medium and long-term funding of the assets and activities of banks over a one-year time horizon, and (iii) a set of monitoring tools that the Basel Committee indicates should be considered as the minimum types of information that banks should report to supervisors and that supervisors should use in monitoring the liquidity risk profiles of supervised entities.

Comments on the 2009 Basel Committee Proposals are due by April 16, 2010, with the expectation that the Basel Committee will release a comprehensive set of proposals by December 31, 2010 and that final provisions will be implemented by December 31, 2012. The U.S. bank regulators have urged comment on the 2009 Basel Committee Proposals. Ultimate implementation of such proposals in the U.S. will be subject to the discretion of the U.S. bank regulators, and the regulations or guidelines adopted by such agencies may, of course, differ from the 2009 Basel Committee Proposals and other proposals that the Basel Committee may promulgate in the future.

Safety and Soundness Standards.    The Federal Deposit Insurance Act (the “FDIA”) requires the federal bank regulatory agencies to prescribe standards, by regulations or guidelines, relating to internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings, stock valuation and compensation, fees and benefits, and such other operational and managerial standards as the agencies deem appropriate. Guidelines adopted by the federal bank regulatory agencies establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risk and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal stockholder. In addition, the agencies adopted regulations that authorize, but do not require, an agency to order an institution that has been given notice by an agency that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an acceptable compliance plan, the agency must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized institution is subject under the “prompt corrective action” provisions of FDIA. See “Regulatory Remedies under the FDIA” below. If an institution fails to comply with such an order, the agency may seek to enforce such order in judicial proceedings and to impose civil money penalties.

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

An institution that is categorized as undercapitalized, significantly undercapitalized or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking regulator. Under the FDIA, in order for the capital restoration plan to be accepted by the appropriate federal banking agency, a bank holding company must guarantee that a subsidiary depository institution will comply with its capital restoration plan, subject to certain limitations. The bank holding company must also provide appropriate assurances of performance. The obligation of a controlling bank holding company under the FDIA to fund a capital restoration plan is limited to the lesser of 5.0% of an undercapitalized subsidiary’s assets or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except in accordance with an accepted capital restoration plan or with the approval of the FDIC. In addition, the appropriate federal banking agency is given authority with respect to any undercapitalized depository institution to take any of the actions it is required to or may take with respect to a significantly undercapitalized institution as described below if it determines “that those actions are necessary to carry out the purpose” of the FDIA.

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

At December 31, 2009, Regions Bank had the requisite capital levels to qualify as well capitalized.

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

As to the payment of dividends, Regions Bank is subject to the laws of the state of Alabama, and the regulations of the Alabama State Banking Department, and of the Federal Reserve. The payment of dividends by Regions and Regions Bank may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.

If, in the opinion of a federal bank regulatory agency, an institution under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the institution, could include the payment of dividends), such agency may require, after notice and hearing, that such institution cease and desist from such practice. The federal bank regulatory agencies have indicated that paying dividends that deplete an institution’s capital base to an inadequate level would be an unsafe and unsound banking practice. Under the FDIA, an insured institution may not pay any dividend if payment would cause it to become “undercapitalized” or if it already is “undercapitalized.” See “Regulatory Remedies under the FDIA” above. Moreover, the Federal Reserve and the FDIC have issued policy statements stating that bank holding companies and insured banks should generally pay dividends only out of current operating earnings.

Under the Federal Reserve’s Regulation H, Regions Bank may not, without the approval of the Federal Reserve, declare or pay a dividend to Regions if the total of all dividends declared in a calendar year exceeds the total of (a) Regions Bank’s net income for that year and (b) its retained net income for the preceding two calendar years, less any required transfers to additional paid-in capital or to a fund for the retirement of preferred stock. As a result of our $5.6 billion loss in 2008 and our $1.3 billion loss in 2009, Regions Bank cannot, without approval from the Federal Reserve, declare or pay a dividend to Regions until such time as Regions Bank is able to satisfy the criteria discussed in the preceding sentence. Given the losses in 2008 and 2009, Regions Bank does not expect to be able to pay dividends to Regions in the near term without obtaining regulatory approval. Under Alabama law, a bank may not pay a dividend in excess of 90 percent of its net earnings until the bank’s surplus is equal to at least 20 percent of capital. Regions Bank is also required by Alabama law to obtain approval of the Superintendent of Banking prior to the payment of dividends if the total of all dividends declared by Regions Bank in any calendar year will exceed the total of (a) Regions Bank’s net earnings (as defined by statute) for that year, plus (b) its retained net earnings for the preceding two years, less any required transfers to surplus. Also, no dividends may be paid from Regions Bank’s surplus without the prior written approval of the Superintendent of Banking.

However, the ability of Regions to pay dividends to its stockholders is not totally dependent on the receipt of dividends from Regions Bank, as Regions has other cash available to make such payment. As of December 31, 2009, Regions had $8.0 billion of cash and cash equivalents on a consolidated basis, of which $4.1 billion is attributable to the parent company. These funds are available for corporate purposes, including debt service and to pay dividends to its stockholders. This is compared to an anticipated common dividend requirement, assuming current dividend payment levels, of approximately $48 million and preferred cash dividends of approximately $202 million for the full year 2010. Expected long-term borrowings maturities in 2010 are approximately $5.5 billion.

Although Regions currently has capacity to make common dividend payments in 2010, the payment of dividends by Regions and the dividend rate are subject to management review and approval by Regions’ Board of Directors on a quarterly basis. In the current financial and economic environment, the Federal Reserve has indicated that bank holding companies should carefully review their dividend policy and has discouraged payment ratios that are at maximum allowable levels unless both asset quality and capital are very strong. Regions has reduced its quarterly dividend to $0.01 per share and does not expect to increase its quarterly dividend above such level for the foreseeable future. Preferred dividends are to be paid in accordance with the terms of the CPP and Regions Mandatory Convertible Preferred Stock, Series B. See Item 1A. “Risk Factors” of this Annual Report on Form 10-K for additional information.

Prior to November 14, 2011, unless Regions has redeemed all of the Series A Preferred Stock issued to the U.S. Treasury on November 14, 2008 or unless the U.S. Treasury has transferred all the preferred securities to a third party, the consent of the U.S. Treasury will be required for Regions to declare or pay any dividend or make any distribution on common stock other than (i) regular quarterly cash dividends of not more than $0.10 per share, as adjusted for any stock split, stock dividend, reverse stock split, reclassification or similar transaction, (ii) dividends payable solely in shares of common stock and (iii) dividends or distributions of rights or junior stock in connection with a stockholders’ rights plan. Regions has reduced its quarterly dividend to $0.01 per share and does not expect to increase its quarterly dividend above such level for the foreseeable future.

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

Transactions with Affiliates.    There are various legal restrictions on the extent to which Regions and its non-bank subsidiaries may borrow or otherwise obtain funding from Regions Bank. Under Sections 23A and 23B of the Federal Reserve Act and the Federal Reserve’s Regulation W, Regions Bank (and its subsidiaries) may only engage in lending and other “covered transactions” with non-bank and non-savings bank affiliates to the following extent: (a) in the case of any single such affiliate, the aggregate amount of covered transactions of Regions Bank and its subsidiaries may not exceed 10% of the capital stock and surplus of Regions Bank; and (b) in the case of all affiliates, the aggregate amount of covered transactions of Regions Bank and its subsidiaries may not exceed 20% of the capital stock and surplus of Regions Bank. Covered transactions also are subject to certain collateralization requirements. “Covered transactions” are defined by statute to include a loan or extension of credit, as well as a purchase of securities issued by an affiliate, a purchase of assets (unless otherwise exempted by the Federal Reserve) from the affiliate, the acceptance of securities issued by the affiliate as collateral for a loan, and the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate. All covered transactions, including certain additional transactions (such as transactions with a third party in which an affiliate has a financial interest), must be conducted on market terms.

FDIC Insurance Assessments.    Regions Bank pays deposit insurance premiums to the FDIC based on an assessment rate established by the FDIC. FDIC rates generally depend upon a combination of regulatory ratings and financial ratios. Regulatory ratings reflect the applicable bank regulatory agency’s evaluation of the financial institution’s capital, asset quality, management, earnings, liquidity and sensitivity to risk. On February 27, 2009, the FDIC issued a final rule (the “New Assessments Rule”) modifying the risk-based assessment system. The New Assessments Rule provides that the assessment rate for large institutions that have long-term debt issuer ratings will be determined using a combination of the institution’s weighted average regulatory ratings, its long-term debt issuer ratings and the institution’s financial ratios, each equally weighted. The New Assessments Rule also introduced a new financial ratio into the relevant set of calculations that is intended to capture certain brokered deposits (in excess of 10% of domestic deposits) that are used to fund rapid asset growth.

Initially, assessment rates for institutions that are in the lowest risk category, generally varied from five to seven basis points per $100 of insured deposits. On December 16, 2008, however, the FDIC adopted a final rule, effective as of January 1, 2009, increasing risk-based assessment rates uniformly by seven basis points (on an annual basis) for the first quarter of 2009. The New Assessment Rule increases initial base assessment rates

(beginning April 1, 2009) to twelve to forty-five basis points per $100 of insured deposits. Such base assessment rates are subject to adjustments based upon the institution’s ratio of (i) long-term unsecured debt to its domestic deposits, (ii) secured liabilities to domestic deposits and (iii) brokered deposits to domestic deposits (if greater than 10%). The stated purposes of the New Assessments Rule is to make the assessment system more sensitive to risk and more fair by limiting the subsidization of riskier institutions by safer institutions.

In addition, on November 17, 2009, the FDIC implemented a final rule requiring insured institutions, such as Regions Bank, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012. Such prepaid assessments were paid on December 30, 2009, along with each institution’s quarterly risk-based deposit insurance assessment for the third quarter of 2009 (assuming 5% annual growth in deposits between the third quarter of 2009 and the end of 2012 and taking into account, for 2011 and 2012, the annualized three basis point increase referred to in the following paragraph). The FDIC will begin to draw down an institution’s prepaid assessments on March 30, 2010, representing payment for the regular quarterly risk-based assessment for the fourth quarter of 2009.

The FDIA, as amended by the Federal Deposit Insurance Reform Act of 2005 (the “FDI Reform Act”), requires the FDIC to set a ratio of deposit insurance reserves to estimated insured deposits, the designated reserve ratio (the “DRR”), for a particular year within a range of 1.15% to 1.50%. Because the reserve ratio for the federal deposit insurance fund that covers both banks and savings associations (the “DIF”) ratio fell below 1.15% as of June 30, 2008, and was expected to remain below 1.15%, the FDI Reform Act required the FDIC to establish and implement a Restoration Plan that would restore the reserve ratio to at least 1.15% within five years. In October of 2008, the FDIC adopted such a restoration plan (the “Restoration Plan”). In February of 2009, in light of the extraordinary challenges facing the banking industry, the FDIC amended the Restoration Plan to allow seven years for the reserve ratio to return to 1.15%. In May of 2009, the FDIC adopted a final rule that imposed a five basis point special assessment on each institution’s assets minus Tier 1 capital (as of June 30, 2009). Such special assessment was collected on September 30, 2009. In October of 2009, the FDIC passed a final rule extending the term of the Restoration Plan to eight years. Such final rule also included a provision that implements a uniform three basis point increase in assessment rates, effective January 1, 2011, to help ensure that the reserve ratio returns to at least 1.15% within the eight year period called for by the Restoration Plan. The FDIC will, at least semi-annually, update its income and loss projections for the DIF and, if necessary to bring the DIF reserve ratio back to at least 1.15% by the end of the eight year period of the Restoration Plan, propose rules to further increase assessment rates. See also “Recent Regulatory Developments—Incentive Compensation” above.

Under the FDI Reform Act and the FDIC’s revised premium assessment program, every FDIC-insured institution will pay some level of deposit insurance assessments regardless of the level of the DRR. We cannot predict whether, as a result of an adverse change in economic conditions or other reasons, the FDIC will in the future further increase deposit insurance assessment levels. The FDIC also adopted rules providing for a one-time credit assessment to each eligible insured depository institution based on the assessment base of the institution on December 31, 1996. The credit was allowed to be applied against the institution’s 2007 assessment, and for the three years thereafter the institution was allowed to apply the credit against up to 90% of its assessment. Regions Bank qualified for a credit of approximately $110 million, of which $34 million was applied in 2007, $41 million in 2008, and the remaining balance of $35 million in 2009, thereby exhausting the credit. For more information, see the “Bank Regulatory Capital Requirements” section of Item 6. “Management’s Discussion and Analysis of Financial Condition and Results of Operation” of this Annual Report on Form 10-K.

In addition, the Deposit Insurance Funds Act of 1996 authorized the Financing Corporation (“FICO”) to impose assessments on DIF applicable deposits in order to service the interest on FICO’s bond obligations from deposit insurance fund assessments. The amount assessed on individual institutions by FICO will be in addition to the amount, if any, paid for deposit insurance according to the FDIC’s risk-related assessment rate schedules. FICO assessment rates may be adjusted quarterly to reflect a change in assessment base. The FICO annual assessment rate for the fourth quarter of 2009 was 1.02 cents per $100 deposits and will rise to 1.06 cents per $100 deposits for the first quarter of 2010. Regions Bank had a FICO assessment of $9 million in FDIC deposit premiums in 2009.

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

USA PATRIOT Act.    A major focus of governmental policy relating to financial institutions in recent years has been aimed at combating money laundering and terrorist financing. The USA PATRIOT Act of 2001 (the “USA PATRIOT Act”) broadened the application of anti-money laundering regulations to apply to additional types of financial institutions such as broker-dealers, investment advisors and insurance companies, and strengthened the ability of the U.S. Government to help prevent, detect and prosecute international money laundering and the financing of terrorism. The principal provisions of Title III of the USA PATRIOT Act require that regulated financial institutions, including state member banks: (i) establish an anti-money laundering program that includes training and audit components; (ii) comply with regulations regarding the verification of the identity of any person seeking to open an account; (iii) take additional required precautions with non-U.S. owned accounts; and (iv) perform certain verification and certification of money laundering risk for their foreign correspondent banking relationships. Failure of a financial institution to comply with the USA PATRIOT Act’s requirements could have serious legal and reputational consequences for the institution. Regions’ banking, broker-dealer and insurance subsidiaries have augmented their systems and procedures to meet the requirements of these regulations and will continue to revise and update their policies, procedures and controls to reflect changes required by the USA PATRIOT Act and implementing regulations.

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

Employees

As of December 31, 2009, Regions and its subsidiaries had 28,509 employees.

Available Information

Regions maintains a website at www.regions.com. Regions makes available on its website free of charge its annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports which are filed with or furnished to the SEC pursuant to Section 13(a) of the Securities Exchange Act of 1934. These documents are made available on Regions’ website as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. Also available on the website are Regions’ (i) Corporate Governance Principles, (ii) Code of Business Conduct and Ethics, (iii) Code of Ethics for Senior Financial Officers, (iv) Expenditures Policy, and (v) the charters of its Nominating and Corporate Governance Committee, Audit Committee, Compensation Committee and Risk Committee.

Item 1A.	Risk Factors

Making or continuing an investment in securities issued by Regions, including our common stock, involves certain risks that you should carefully consider. The risks and uncertainties described below are not the only risks that may have a material adverse effect on Regions. Additional risks and uncertainties also could adversely affect our business, financial condition and results of operations. If any of the following risks actually occur, our business, financial condition or results of operations could be negatively affected, the market price for your securities could decline, and you could lose all or a part of your investment. Further, to the extent that any of the information contained in this Annual Report on Form 10-K constitutes forward-looking statements, the risk factors set forth below also are cautionary statements identifying important factors that could cause Regions’ actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of Regions.

Our business has been and may continue to be adversely affected by recent conditions in the financial markets and economic conditions generally.

The capital and credit markets have experienced unprecedented levels of volatility and disruption over the last two years. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. As a consequence of the economic slowdown that the United States has been experiencing, business activity across a wide range of industries face serious difficulties due to the lack of consumer spending and the lack of liquidity in the global credit markets. Unemployment has also increased significantly.

A sustained weakness or weakening in business and economic conditions generally or specifically in the principal markets in which we do business could have one or more of the following adverse effects on our business:

•	A decrease in the demand for loans and other products and services offered by us;

•	A decrease in the value of our loans held for sale or other assets secured by consumer or commercial real estate;

•	An impairment of certain intangible assets, such as goodwill;

•	A decrease in interest income from variable rate loans, due to potential reductions in interest rates;

•	A decrease in non-interest income due to pending regulatory changes;

•

An increase in the number of clients and counterparties who become delinquent, file for protection under bankruptcy laws or default on their loans or other obligations to us. An increase in the number of delinquencies, bankruptcies or defaults could result in a higher level of nonperforming assets, net charge-offs, provision for loan losses, and valuation adjustments on loans held for sale.

Overall, during the past two years, the general business environment has had an adverse effect on our business, and there can be no assurance that the environment will improve in the near term. Until conditions improve, we expect our business, financial condition and results of operations to be adversely affected.

Recent market developments may adversely affect our industry, business and results of operations.

Dramatic declines in the housing market during prior years, with falling home prices and increasing foreclosures and unemployment, have resulted in, and may continue to result in, significant write-downs of asset values by us and other financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other securities and loans, have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced, and in some cases, ceased to provide funding to borrowers including financial institutions.

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

Further negative market developments may affect consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates, which may impact our charge-offs and provisions for credit losses. Continuing economic deterioration that affects household and/or corporate incomes could also result in reduced demand for credit or fee-based products and services. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial services industry.

Any reduction in our credit rating could increase the cost of our funding from the capital markets and/or place limitations on business activities related to credit support provided to customers.

The major rating agencies regularly evaluate us and their ratings of our long-term debt based on a number of factors, including our financial strength and conditions affecting the financial services industry generally. During 2009, all of the major ratings agencies downgraded Regions and Regions Bank’s credit ratings. In addition, many of our ratings remain on negative watch or negative outlook. Negative outlook, negative watch and other similar terms mean that a future downgrade is possible. The ratings assigned to Regions and Regions Bank remain subject to change at any time, and it is possible that any ratings agency will take action to downgrade Regions, Regions Bank or both in the future.

In general, ratings agencies base their ratings on many quantitative and qualitative factors, including capital adequacy, liquidity, asset quality, business mix and level and quality of earnings, and we may not be able to maintain our current credit ratings. In addition, ratings agencies have themselves been subject to scrutiny arising from the financial crisis such that the rating agencies may make or may be required to make substantial changes to their ratings policies and practices. Such changes may, among other things, adversely affect the ratings of our securities or other securities in which we have an economic interest. Any decrease, or potential decrease, in credit ratings could impact our access to the capital markets or short-term funding and/or increase our financing costs, and thereby adversely affect Regions’ liquidity and financial condition. Where Regions Bank is providing forms of credit support such as letters of credit, standby lending arrangements or other forms of credit support, a decline in short-term credit ratings may require that customers of Regions Bank seek replacement credit support from a higher rated institution. We cannot predict whether customer relationships or opportunities for future relationships could be adversely affected by customers who choose to do business with a higher rated institution.

Currently, Regions’ Senior ratings from Standard & Poor’s, Moody’s Investor Services, Fitch Ratings and DBRS are 2, 1, 3 and 4 notches, respectively, above non-investment grade ratings. A downgrade of Regions to a non-investment grade rating by one or more of the ratings agencies could significantly affect our ability to borrow funds and raise additional capital and our cost of capital. The market for non-investment grade securities is much smaller and less liquid than for investment grade securities. Our counterparties are also sensitive to the risk of a ratings downgrade and may be less likely to engage in transactions with us, or may only engage in them at a substantially higher cost, if our ratings were downgraded to below investment grade. The effect of such downgrades in our derivative positions is discussed in Note 21 “Derivative Financial Instruments and Hedging Activities” of the Notes to the Consolidated Financial Statements in Item 7. of this Annual Report on Form 10-K. Our credit ratings are discussed in greater detail under the “Credit Ratings” section of Item 6. “Management’s Discussion and Analysis of Financial Condition and Results of Operation” of this Annual Report on Form 10-K.

The value of our deferred tax assets could adversely affect our operating results and capital ratios.

As of December 31, 2009, Regions had approximately $950 million in net deferred tax assets essentially all of which was disallowed when calculating Tier 1 capital. Applicable banking regulations permit us to include these deferred tax assets, up to a maximum amount, when calculating Regions’ Tier 1 capital to the extent these assets will be realized based on future projected earnings within one year of the calendar year end. The ability to realize these deferred tax assets during any year also includes the ability to apply these assets to offset any taxable income during the two previous years. Unless we anticipate generating sufficient taxable income in the future, we may be unable to include additional amounts related to our deferred tax assets as part of our Tier 1 capital. The inability to include future increases of deferred tax assets in our Tier 1 capital could significantly reduce our regulatory capital ratios. Additionally, if the entire amount of our deferred tax assets is disallowed, any prospective taxable loss will reduce Tier 1 capital without any related income tax benefit.

Additionally, our deferred tax assets are subject to an evaluation of whether it is more likely than not that they will be realized for financial statement purposes. In making this determination we consider all positive and negative evidence available including the impact of recent operating results as well as potential carryback of tax to prior years’ taxable income, reversals of existing temporary differences, tax planning strategies and projected earnings within the statutory tax loss carryover period. We have determined that the deferred tax assets are more likely than not to be realized at December 31, 2009. If we were to conclude that our deferred tax assets were not more likely than not to be realized, then we would record a valuation allowance which could materially adversely impact our operating results and financial position.

Further disruptions in the residential real estate market could adversely affect our performance.

As of December 31, 2009, residential homebuilder loans, home equity loans secured by second liens in Florida and condominium loans represented approximately 7.6% of our total loan portfolio. These portions of our loan portfolio have been under pressure for over two years and, due to weakening credit quality, we increased our loan loss provision and our total allowance for credit losses. In addition, we have implemented several measures to support the management of these sections of the loan portfolio, including reassignment of experienced, key relationship managers to focus on work-out strategies for distressed borrowers.

While we expect that these actions will help mitigate the overall effects of the downward credit cycle, the weaknesses in these sections of our loan portfolio are expected to continue well into 2010. Accordingly, it is anticipated that our non-performing asset and charge-off levels will remain elevated.

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

Continuing weakness in the commercial real estate market could adversely affect our performance.

The fundamentals within the commercial real estate sector remain weak, under continuing pressure by reduced asset values, rising vacancies and reduced rents. As of December 31, 2009, approximately 23.9% of our loan portfolio consisted of investor real estate loans. The properties securing investor income-producing loans are typically not fully leased at the origination of the loan. Properties securing the land, single-family and condominium loans continue to be impacted by declining property values, especially in areas where Regions has significant lending activities, including Florida and north Georgia. The borrower’s ability to repay the loan is instead reliant upon additional leasing through the life of the loan or the borrower’s successful operation of a business. Weak economic conditions may impair a borrower’s business operations and typically slow the execution of new leases. Such economic conditions may also lead to existing lease turnover. As a result of these factors, vacancy rates for retail, office and industrial space are expected to continue to rise in 2010. Increased vacancies could result in rents falling further over the next several quarters. The combination of these factors could result in further deterioration in the fundamentals underlying the commercial real estate market and the deterioration of one or more loans we have made. Any such deterioration could adversely affect our financial condition and results of operations.

Our profitability and liquidity may be affected by changes in economic conditions in the areas where our operations or loans are concentrated.

Our success depends to a certain extent on the general economic conditions of the geographic markets served by Regions Bank in the states of Alabama, Arkansas, Florida, Georgia, Illinois, Indiana, Iowa, Kentucky, Louisiana, Mississippi, Missouri, North Carolina, South Carolina, Tennessee, Texas and Virginia. The local economic conditions in these areas have a significant impact on Regions Bank’s commercial, real estate and construction loans, the ability of borrowers to repay these loans and the value of the collateral securing these loans. Adverse changes in the economic conditions of these geographical areas for over two years have had a negative impact on the financial results of our banking operations and may continue to have a negative effect on our business, financial condition and results of operations.

Maintaining or increasing market share may depend on market acceptance and regulatory approval of new products and services.

Our success depends, in part, on the ability to adapt products and services to evolving industry standards. There is increasing pressure to provide products and services at lower prices. This can reduce net interest income and noninterest income from fee-based products and services. In addition, the widespread adoption of new technologies could require us to make substantial capital expenditures to modify or adapt existing products and services or develop new products and services. We may not be successful in introducing new products and services in response to industry trends or developments in technology, or those new products may not achieve market acceptance. As a result, we could lose business, be forced to price products and services on less advantageous terms to retain or attract clients, or be subject to cost increases.

Consumers may decide not to use banks to complete their financial transactions.

Technology and other changes are allowing parties to use alternative methods to complete financial transactions that historically have involved banks. For example, consumers can now maintain funds in brokerage accounts or mutual funds that would have historically been held as bank deposits. Consumers can also complete transactions such as paying bills and/or transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits.

Improvements in economic indicators disproportionately affecting the financial services industry may lag improvements in the general economy.

Should the stabilization of the U.S. economy lead to a general economic recovery, the improvement of certain economic indicators, such as unemployment and real estate asset values and rents, may nevertheless continue to lag behind the overall economy. These economic indicators typically affect certain industries, such as real estate and financial services, more significantly. For example, improvements in commercial real estate fundamentals typically lag broad economic recovery by twelve to eighteen months. Our clients include entities active in these industries. Furthermore, financial services companies with a substantial lending business, like ours, are dependent upon the ability of their borrowers to make debt service payments on loans. Should unemployment or real estate asset values fail to recover for an extended period of time, we could be adversely affected.

Negative perceptions associated with our continued participation in the U.S. Treasury’s Capital Purchase Program may adversely affect our ability to retain customers, attract investors and compete for new business opportunities.

On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008, as amended (the “EESA”). The legislation was the result of a proposal by Treasury Secretary Henry Paulson to the U.S. Congress on September 20, 2008 in response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions. The United

States Department of the Treasury (the “U.S. Treasury”) and federal banking regulators have implemented a number of programs under this legislation and otherwise to address capital and liquidity issues in the banking system, including the Capital Purchase Program (“CPP”).

On November 14, 2008, we issued and sold 3,500,000 shares of Regions’ Fixed Rate Cumulative Perpetual Preferred Stock Series A (“Series A Preferred Stock”) and a warrant to purchase up to 48,253,677 shares of our common stock to the U.S. Treasury as part of the CPP. Several financial institutions which also participated in the CPP received approval from the U.S. Treasury to exit the program during the second half of 2009. These institutions have, or are in the process of, repurchasing the preferred stock and repurchasing or auctioning the warrant issued to the U.S. Treasury as part of the CPP. We have not yet requested the U.S. Treasury’s approval to repurchase the Series A Preferred Stock and warrant from the U.S. Treasury. In order to repurchase one or both securities, in whole or in part, we must establish that we have satisfied all of the conditions to repurchase and must obtain the approval of the U.S. Treasury. There can be no assurance that we will be able to repurchase these securities from the U.S. Treasury. Our customers, employees and counterparties in our current and future business relationships may draw negative implications regarding the strength of Regions as a financial institution based on our continued participation in the CPP following the exit of one or more of our competitors or other financial institutions. Any such negative perceptions may impair our ability to effectively compete with other financial institutions for business or to retain high performing employees. If this were to occur, our business, financial condition and results of operations may be adversely affected, perhaps materially.

The limitations on incentive compensation contained in the ARRA and its implementing regulations may adversely affect our ability to retain our highest performing employees.

Because we have not yet repurchased the U.S. Treasury’s CPP investment, we remain subject to the restrictions on incentive compensation contained in the American Recovery and Reinvestment Act of 2009 (the “ARRA”). On June 10, 2009, the U.S. Treasury released its interim final rule implementing the provisions of the ARRA and limiting the compensation practices at institutions in which the U.S. Treasury is invested. Financial institutions which have repurchased the U.S. Treasury’s CPP investment are relieved of the restrictions imposed by the ARRA and its implementing regulations. Due to these restrictions, we may not be able to successfully compete with financial institutions that have repurchased the U.S. Treasury’s investment to retain and attract high performing employees. If this were to occur, our business, financial condition and results of operations could be adversely affected, perhaps materially.

Our participation in the U.S. Treasury’s CPP imposes restrictions and obligations on us that limit our ability to increase dividends, repurchase shares of our common stock and access the equity capital markets.

Prior to November 14, 2011, unless we have redeemed all of the Series A Preferred Stock purchased by the U.S. Treasury as part of the CPP or the U.S. Treasury has transferred all of the Series A Preferred Stock to a third party, the agreement pursuant to which such securities were sold, among other things, limits the payment of dividends on our common stock to a quarterly dividend of $0.10 per share without prior regulatory approval, limits our ability to repurchase shares of our common stock (with certain exceptions, including the repurchase of our common stock to offset share dilution from equity-based compensation awards), and grants the holders of such securities certain registration rights which, in certain circumstances, impose lock-up periods during which we would be unable to issue equity securities. Regions has reduced its quarterly dividend to $0.01 per share and does not expect to increase its quarterly dividend above such level for the foreseeable future. In addition, unless we are able to redeem the preferred stock prior to November 15, 2013, the dividends on the preferred stock will increase substantially, from 5% ($175 million annually) to 9% ($315 million annually).

The soundness of other financial institutions could adversely affect us.

Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services companies are interrelated as a result of trading, clearing, counterparty, or other relationships. We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds, and other institutional clients. As a result, defaults by, or even rumors or questions about, one or more financial services companies, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due us. There is no assurance that any such losses would not materially and adversely affect our business, financial condition or results of operations.

We are subject to extensive governmental regulation, which could have an adverse impact on our operations.

The banking industry is extensively regulated and supervised under both federal and state law. We are subject to the regulation and supervision of the Board of Governors of the Federal Reserve System (the “Federal Reserve”), the Federal Deposit Insurance Company (the “FDIC”) and the Superintendent of Banking of the State of Alabama. These regulations are intended primarily to protect depositors, the public and the FDIC insurance fund, and not our shareholders. These regulations govern matters ranging from the regulation of certain debt obligations, changes in the control of bank holding companies and state-chartered banks, and the maintenance of adequate capital to the general business operations and financial condition of Regions Bank, including permissible types, amounts and terms of loans and investments, to the amount of reserves against deposits, restrictions on dividends, establishment of branch offices, and the maximum interest rate that may be charged by law. Additionally, certain subsidiaries of Regions and Regions Bank, such as Morgan Keegan, are subject to regulation, supervision and examination by other regulatory authorities, such as the Securities and Exchange Commission (the “SEC”), the Financial Industry Regulatory Authority and state securities and insurance regulators. We are subject to changes in federal and state law, as well as regulations and governmental policies, income tax laws and accounting principles. Regulations affecting banks and other financial institutions are undergoing continuous review and frequently change, and the ultimate effect of such changes cannot be predicted. Regulations and laws may be modified at any time, and new legislation may be enacted that will affect us, Regions Bank and our subsidiaries. Any changes in any federal and state law, as well as regulations and governmental policies, income tax laws and accounting principles, could affect us in substantial and unpredictable ways, including ways which may adversely affect our business, financial condition or results of operations. Failure to appropriately comply with any such laws, regulations or principles could result in sanctions by regulatory agencies, civil money penalties or damage to our reputation, all of which could adversely affect our business, financial condition or results of operations. Our regulatory position is discussed in greater detail under the “Capital Ratios” section of Item 6. “Management’s Discussion and Analysis of Financial Condition and Results of Operation” of this Annual Report on Form 10-K.

Increases in FDIC insurance premiums may adversely affect our earnings.

During 2008 and 2009, higher levels of bank failures have dramatically increased resolution costs of the FDIC and depleted the DIF. In addition, the FDIC instituted two temporary programs to further insure customer deposits at FDIC insured banks: deposit accounts are currently insured up to $250,000 per customer (up from $100,000) and non-interest bearing transactional accounts at institutions, such as Regions Bank, participating in the Transaction Account Guarantee Program are currently fully insured (unlimited coverage). These programs have placed additional stress on the DIF.

In order to maintain a strong funding position and restore reserve ratios of the Deposit Insurance Fund, the FDIC has increased assessment rates of insured institutions. In addition, on November 12, 2009, the FDIC adopted a rule requiring banks to prepay three years’ worth of premiums to replenish the Deposit Insurance Fund.

We may be required to pay even higher FDIC premiums than the recently increased levels. Further, on January 12, 2010, the FDIC requested comments on a proposed rule tying assessment rates of FDIC-insured institutions to the institution’s employee compensation programs. The exact requirements of such a rule are not yet known, but such a rule could increase the amount of premiums Regions must pay for FDIC insurance. These announced increases and any future increases or required prepayments of FDIC insurance premiums may adversely impact our earnings.

Legislative and regulatory actions taken now or in the future may have a significant adverse effect on Regions’ operations.

Recent events in the financial services industry and, more generally, in the financial markets and the economy, have led to various proposals for changes in the regulation of the financial services industry. Earlier in 2009, legislation proposing significant structural reforms to the financial services industry was introduced in the U.S. Congress. Among other things, the legislation proposes the establishment of a Consumer Financial Protection Agency, which would have broad authority to regulate providers of credit, savings, payment and other consumer financial products and services. Additional legislative proposals call for heightened scrutiny and regulation of any financial firm whose combination of size, leverage, and interconnectedness could, if it failed, pose a threat to the country’s financial stability, including the power to restrict the activities of such firms and even require the break-up of such firms at the behest of the relevant regulator. New rules have also been proposed for the securitization market, including requiring sponsors of securitizations to retain a material economic interest in the credit risk associated with the underlying securitization.

Other recent initiatives also include:

•	the Federal Reserve’s proposed guidance on incentive compensation policies at banking organizations and the FDIC’s proposed rules tying employee compensation to assessments for deposit insurance;

•

the current administration’s announcement of a proposed “Financial Crisis Responsibility Fee” for banks, such as Regions, with greater than $50 billion in assets and the current administration’s proposed limits on the size and risks taken by large U.S. banks;

•

proposals to limit a lender’s ability to foreclose on mortgages or make such foreclosures less economically viable, including by allowing Chapter 13 bankruptcy plans to “cram down” the value of certain mortgages on a consumer’s principal residence to its market value and/or reset interest rates and monthly payments to permit defaulting debtors to remain in their home;

•

proposed legislation concerning the comprehensive regulation of the “over-the-counter” derivatives market, including robust and comprehensive prudential supervision (including strict capital and margin requirements) for all “over-the-counter” derivative dealers and major market participants and central clearing of standardized “over-the-counter” derivatives; and

•

the “Volcker Rule” proposed by the current administration which would prohibit banks and bank holding companies from engaging in proprietary trading or owning, investing or sponsoring a hedge fund or private equity fund.

While there can be no assurance that any or all of these regulatory or legislative changes will ultimately be adopted, any such changes, if enacted or adopted, may impact the profitability of our business activities, require we change certain of our business practices, require us to divest certain business lines, materially affect our business model or affect retention of key personnel, and could expose us to additional costs (including increased compliance costs). These changes may also require us to invest significant management attention and resources to make any necessary changes, and could therefore also adversely affect our business and operations.

We may need to raise additional debt or equity capital in the future and such capital may not be available when needed or at all.

We may need to raise additional capital in the future to provide us with sufficient capital resources and liquidity to meet our commitments and business needs. In particular, as of December 31, 2009, we have approximately $2.3 billion in senior notes and senior bank notes which will mature during 2010. Our ability to raise additional capital, if needed, will depend on, among other things, conditions in the capital markets at that time, which are outside of our control, and our financial performance. The ongoing economic slowdown and the loss of confidence in financial institutions may increase our cost of funding and limit our access to some of our customary sources of capital, including, but not limited to, inter-bank borrowings, repurchase agreements and borrowings from the discount window of the Federal Reserve.

We cannot assure you that such capital will be available to us on acceptable terms or at all. Any occurrence that may limit our access to the capital markets, such as a decline in the confidence of debt purchasers, depositors of Regions Bank or counterparties participating in the capital markets, or a downgrade of our debt rating, may adversely affect our capital costs and our ability to raise capital and, in turn, our liquidity. An inability to raise additional capital on acceptable terms when needed could have a materially adverse effect on our business, financial condition and results of operations.

We are a holding company and depend on our subsidiaries for dividends, distributions and other payments.

We are a legal entity separate and distinct from our banking and other subsidiaries. Our principal source of cash flow, including cash flow to pay dividends to our stockholders and principal and interest on our outstanding debt, is dividends from Regions Bank. There are statutory and regulatory limitations on the payment of dividends by Regions Bank to us, as well as by us to our stockholders. Regulations of both the Federal Reserve and the State of Alabama affect the ability of Regions Bank to pay dividends and other distributions to us and to make loans to us. Due in large part to the significant loss recorded at Regions Bank during the fourth quarter of 2008 and losses during 2009, under the Federal Reserve’s rules, Regions Bank does not expect to be able to pay dividends to us in the near term without first obtaining regulatory approval. If Regions Bank is unable to make dividend payments to us and sufficient cash or liquidity is not otherwise available, we may not be able to make dividend payments to our common and preferred stockholders or principal and interest payments on our outstanding debt. See the “Stockholders’ Equity” section of Item 6. “Management’s Discussion and Analysis of Financial Condition and Results of Operation” of this Annual Report on Form 10-K. In addition, our right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors.

If we experience greater credit losses than anticipated, our earnings may be adversely affected.

As a lender, we are exposed to the risk that our customers will be unable to repay their loans according to their terms and that any collateral securing the payment of their loans may not be sufficient to assure repayment. Credit losses are inherent in the business of making loans and could have a material adverse effect on our operating results. Our credit risk with respect to our real estate and construction loan portfolio will relate principally to the creditworthiness of corporate borrowers and the value of the real estate serving as security for the repayment of loans. Our credit risk with respect to our commercial and consumer loan portfolio will relate principally to the general creditworthiness of businesses and individuals within our local markets.

We make various assumptions and judgments about the collectability of our loan portfolio and provide an allowance for estimated credit losses based on a number of factors. We believe that our allowance for credit losses is adequate. However, if our assumptions or judgments are wrong, our allowance for credit losses may not be sufficient to cover our actual credit losses. We may have to increase our allowance in the future in response to the request of one of our primary banking regulators, to adjust for changing conditions and assumptions, or as a result of any deterioration in the quality of our loan portfolio. The actual amount of future provisions for credit losses cannot be determined at this time and may vary from the amounts of past provisions.

We are exposed to intangible asset risk; specifically, our goodwill may become impaired.

In the fourth quarter of 2008, we determined that a portion of our goodwill was impaired and recorded a non-cash goodwill impairment charge of $6.0 billion. A significant and sustained decline in our stock price and market capitalization, a significant decline in our expected future cash flows, a significant adverse change in the business climate or slower growth rates could result in further impairment of goodwill. If we were to conclude that a future write-down of our goodwill is necessary, then we would record the appropriate charge, which could be materially adverse to our operating results and financial position. For further discussion, see Notes 1 and 9, “Summary of Significant Accounting Policies” and “Intangible Assets”, to the Consolidated Financial Statements included in Item 7. of this Annual Report on Form 10-K.

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

Our current one-year interest rate sensitivity position is asset sensitive, meaning that an immediate or gradual increase in interest rates would likely have a positive cumulative impact on Regions’ twelve-month net interest income. Alternatively, an immediate or gradual decrease in rates over a twelve-month period would likely have a negative impact on twelve-month net interest income. However, like most financial institutions, our results of operations are affected by changes in interest rates and our ability to manage interest rate risks. Changes in market interest rates, or changes in the relationships between short-term and long-term market interest rates, or changes in the relationships between different interest rate indices, can affect the interest rates charged on interest-earning assets differently than the interest rates paid on interest-bearing liabilities. This difference could result in an increase in interest expense relative to interest income, or a decrease in our interest rate spread. For a more detailed discussion of these risks and our management strategies for these risks, see the “Net Interest Income and Margin” and “Interest Rate Risk” sections of Item 6. “Management’s Discussion and Analysis of Financial Condition and Results of Operation” of this Annual Report on Form 10-K. Our net interest margin depends on many factors that are partly or completely out of our control, including competition, federal economic monetary and fiscal policies, and general economic conditions. Despite our strategies to manage interest rate risks, changes in interest rates can still have a material adverse impact on our business, financial condition and results of operations.

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

The fair market value of the securities in our portfolio and the investment income from these securities also fluctuate depending on general economic and market conditions. In addition, actual net investment income and/or cash flows from investments that carry prepayment risk, such as mortgage-backed and other asset-backed securities, may differ from those anticipated at the time of investment as a result of interest rate fluctuations. See the “Securities” section of Item 6. “Management’s Discussion and Analysis of Financial Condition and Results of Operation” of this Annual Report on Form 10-K.

Hurricanes and other weather-related events could cause a disruption in our operations or other consequences that could have an adverse impact on our results of operations.

A significant portion of our operations are located in the areas bordering the Gulf of Mexico and the Atlantic Ocean, regions that are susceptible to hurricanes. Such weather events can cause disruption to our operations and could have a material adverse effect on our overall results of operations. We maintain hurricane insurance, including coverage for lost profits and extra expense; however, there is no insurance against the disruption to the markets that we serve that a catastrophic hurricane could produce. Further, a hurricane in any of our market areas could adversely impact the ability of borrowers to timely repay their loans and may adversely impact the value of any collateral held by us. Some of the states in which we operate have in recent years experienced extreme droughts. The severity and impact of future hurricanes, droughts and other weather-related events are difficult to predict and may be exacerbated by global climate change. The effects of past or future hurricanes, droughts and other weather-related events could have an adverse effect on our business, financial condition and results of operations.

We have been the subject of increased litigation which could result in legal liability and damage to our reputation.

We and certain of our subsidiaries have been named from time to time as defendants in various class actions and other litigation relating to their business and activities. Past, present and future litigation have included or could include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. We and certain of our subsidiaries are also involved from time to time in other reviews, investigations and proceedings (both formal and informal) by governmental and self-regulatory agencies regarding their business. These matters also could result in adverse judgments, settlements, fines, penalties, injunctions or other relief.

In addition, in recent years, a number of judicial decisions have upheld the right of borrowers to sue lending institutions on the basis of various evolving legal theories, collectively termed “lender liability.” Generally, lender liability is founded on the premise that a lender has either violated a duty, whether implied or contractual, of good faith and fair dealing owed to the borrower or has assumed a degree of control over the borrower resulting in the creation of a fiduciary duty owed to the borrower or its other creditors or shareholders.

Substantial legal liability or significant regulatory action against us or our subsidiaries could materially adversely affect our business, financial condition or results of operations and/or cause significant harm to our reputation. Additional information relating to litigation affecting Regions and our subsidiaries is discussed in Item 3. “Legal Proceedings” of this Annual Report on Form 10-K.

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

The financial services market, including banking services, is undergoing rapid changes with frequent introductions of new technology-driven products and services. In addition to better serving customers, the effective use of technology increases efficiency and may enable us to reduce costs. Our future success may depend, in part, on our ability to use technology to provide products and services that provide convenience to customers and to create additional efficiencies in our operations. Some of our competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers.

We are subject to a variety of operational risks, including reputational risk, legal risk and compliance risk, and the risk of fraud or theft by employees or outsiders, which may adversely affect our business and results of operations.

We are exposed to many types of operational risks, including reputational risk, legal and compliance risk, the risk of fraud or theft by employees or outsiders, and unauthorized transactions by employees or operational errors, including clerical or record-keeping errors or those resulting from faulty or disabled computer or telecommunications systems. Negative public opinion can result from our actual or alleged conduct in any number of activities, including lending practices, corporate governance and acquisitions and from actions taken by government regulators and community organizations in response to those activities. Negative public opinion can adversely affect our ability to attract and keep customers and can expose us to litigation and regulatory action. Actual or alleged conduct by Regions can result in negative public opinion about our other business. Negative public opinion could also affect our credit ratings, which are important to our access to unsecured wholesale borrowings.

If personal, non-public, confidential or proprietary information of customers in our possession were to be mishandled or misused, we could suffer significant regulatory consequences, reputational damage and financial loss. Such mishandling or misuse could include, for example, if such information were erroneously provided to parties who are not permitted to have the information, either by fault of our systems, employees, or counterparties, or where such information is intercepted or otherwise inappropriately taken by third parties.

Because the nature of the financial services business involves a high volume of transactions, certain errors may be repeated or compounded before they are discovered and successfully rectified. Our necessary dependence upon automated systems to record and process transactions and our large transaction volume may further increase the risk that technical flaws or employee tampering or manipulation of those systems will result in losses that are difficult to detect. We also may be subject to disruptions of our operating systems arising from events that are wholly or partially beyond our control (for example, computer viruses or electrical or telecommunications outages, or natural disasters, disease pandemics or other damage to property or physical assets) which may give rise to disruption of service to customers and to financial loss or liability. We are further exposed to the risk that our external vendors may be unable to fulfill their contractual obligations (or will be subject to the same risk of fraud or operational errors by their respective employees as we are) and to the risk that we (or our vendors’) business continuity and data security systems prove to be inadequate. The occurrence of any of these risks could result in a diminished ability of us to operate our business (for example, by requiring us to expend significant resources to correct the defect), as well as potential liability to clients, reputational damage and regulatory intervention, which could adversely affect our business, financial condition and results of operations, perhaps materially.

We rely on other companies to provide key components of our business infrastructure.

Third parties provide key components of our business operations such as data processing, recording and monitoring transactions, online banking interfaces and services, Internet connections and network access. While we have selected these third party vendors carefully, we do not control their actions. Any problems caused by these third parties, including those resulting from disruptions in communication services provided by a vendor, failure of a vendor to handle current or higher volumes, failure of a vendor to provide services for any reason or poor performance of services, could adversely affect our ability to deliver products and services to our customers and otherwise conduct our business. Financial or operational difficulties of a third party vendor could also hurt our operations if those difficulties interfere with the vendor’s ability to serve us. Replacing these third party vendors could also create significant delay and expense. Accordingly, use of such third parties creates an unavoidable inherent risk to our business operations.

Our reported financial results depend on management’s selection of accounting methods and certain assumptions and estimates.

Our accounting policies and assumptions are fundamental to our reported financial condition and results of operations. Our management must exercise judgment in selecting and applying many of these accounting policies and methods so they comply with generally accepted accounting principles and reflect management’s judgment of the most appropriate manner to report our financial condition and results. In some cases, management must select the accounting policy or method to apply from two or more alternatives, any of which may be reasonable under the circumstances, yet may result in our reporting materially different results than would have been reported under a different alternative.

Certain accounting policies are critical to presenting our reported financial condition and results. They require management to make difficult, subjective or complex judgments about matters that are uncertain. Materially different amounts could be reported under different conditions or using different assumptions or estimates. These critical accounting policies include: the allowance for credit losses; intangible assets; mortgage servicing rights; and income taxes. Because of the uncertainty of estimates involved in these matters, we may be required to do one or more of the following: significantly increase the allowance for credit losses and/or sustain credit losses that are significantly higher than the reserve provided; recognize significant impairment on our goodwill and other intangible asset balances; or significantly increase our accrued tax liability.

Changes in our accounting policies or in accounting standards could materially affect how we report our financial results and condition.

From time to time, the Financial Accounting Standards Board and SEC change the financial accounting and reporting standards that govern the preparation of our financial statements. These changes can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in us restating prior period financial statements.

We depend on the accuracy and completeness of information about clients and counterparties.

In deciding whether to extend credit or enter into other transactions with clients and counterparties, we may rely on information furnished by or on behalf of clients and counterparties, including financial statements and other financial information. We also may rely on representations of clients and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors if made available. If this information is inaccurate, we may be subject to regulatory action, reputational harm or other adverse effects on the operation of our business, our financial condition and our results of operations.

We are exposed to risk of environmental liability when we take title to property.

In the course of our business, we may foreclose on and take title to real estate. As a result, we could be subject to environmental liabilities with respect to these properties. We may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination or may be required to investigate or clean-up hazardous or toxic substances or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, if we are the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. If we become subject to significant environmental liabilities our financial condition and results of operations could be adversely affected.

Our information systems may experience an interruption or security breach.

We rely heavily on communications and information systems to conduct our business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan and other systems. While we have policies and procedures designed to prevent or limit the effect of the possible failure, interruption or security breach of our information systems, there can be no assurance that any such failure, interruption or security breach will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failure, interruption or security breach of our information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability.

The market price of shares of our common stock will fluctuate.

The market price of our common stock could be subject to significant fluctuations due to a change in sentiment in the market regarding our operations or business prospects. Such risks may be affected by:

•	Operating results that vary from the expectations of management, securities analysts and investors;

•	Developments in our business or in the financial sector generally;

•	Regulatory changes affecting our industry generally or our business and operations;

•	The operating and securities price performance of companies that investors consider to be comparable to us;

•	Announcements of strategic developments, acquisitions and other material events by us or our competitors;

•	Expectations of or actual equity dilution;

•	Changes in the credit, mortgage and real estate markets, including the markets for mortgage-related securities; and

•	Changes in global financial markets and global economies and general market conditions, such as interest or foreign exchange rates, stock, commodity, credit or asset valuations or volatility.

Stock markets in general and our common stock in particular have shown considerable volatility in the recent past. The market price of our common stock may continue to be subject to similar market fluctuations that may be unrelated to our operating performance or prospects. Increased volatility could result in a decline in the market price of our common stock.

We may not pay dividends on your common stock.

Holders of shares of our common stock are only entitled to receive such dividends as our board of directors may declare out of funds legally available for such payments. Although we have historically declared cash dividends on our common stock, we are not required to do so and may reduce or eliminate our common stock dividend in the future. This could adversely affect the market price of our common stock. Also, participation in the CPP limits our ability to increase our dividend or to repurchase our common stock for so long as any securities issued under such program remain outstanding, as discussed in greater detail in the “Stockholders’ Equity” section of Item 6. “Management’s Discussion and Analysis of Financial Condition and Results of

Operation” of this Annual Report on Form 10-K. Regions has reduced its quarterly dividend to $0.01 per share and does not expect to increase its quarterly dividend above such level for the foreseeable future.

We may elect, and shall elect if so instructed by the Federal Reserve, to accelerate the conversion date of our outstanding shares of Mandatory Convertible Preferred Stock.

We may elect in our sole discretion (but if so directed by the Federal Reserve, we shall elect), to accelerate the conversion of all or a portion of the outstanding shares of our 10% Mandatory Convertible Preferred Stock, Series B (“Mandatory Convertible Preferred Stock”) into shares of our common stock upon not less than 45 and not more than 60 days’ prior written notice. Any acceleration of the conversion date could result in a decline in the market price of our common stock. Such a conversion of the Mandatory Convertible Preferred Stock would also dilute our existing shareholders.

Anti-takeover laws and certain agreements and charter provisions may adversely affect share value.

Certain provisions of state and federal law and our certificate of incorporation may make it more difficult for someone to acquire control of us without our board of directors’ approval. Under federal law, subject to certain exemptions, a person, entity or group must notify the federal banking agencies before acquiring control of a bank holding company. Acquisition of 10% or more of any class of voting stock of a bank holding company or state member bank, including shares of our common stock, creates a rebuttable presumption that the acquirer “controls” the bank holding company or state member bank. Also, as noted under Item 1. “Supervision and Regulation,” of this Annual Report on Form 10-K, a bank holding company must obtain the prior approval of the Federal Reserve before, among other things, acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank, including Regions Bank. There also are provisions in our certificate of incorporation that may be used to delay or block a takeover attempt. As a result, these statutory provisions and provisions in our certificate of incorporation could result in Regions being less attractive to a potential acquirer.

Future issuances of additional equity securities could result in dilution of your ownership.

We may determine from time to time to issue additional equity securities to raise additional capital, support growth, or to make acquisitions. Further, we may issue stock options or other stock grants to retain and motivate our employees. These issuances of our securities could dilute the voting and economic interests of our existing shareholders.

Future equity offerings could impair the value of our deferred tax assets and adversely affect our capital ratios.

Our ability to utilize our deferred tax assets to offset future taxable income may also be significantly limited if we experience an “ownership change” as defined in section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). In general, an ownership change will occur if there is a cumulative change in our ownership by “5% shareholders” (as defined in the Code) that exceeds 50% over a rolling three-year period. Any corporation experiencing an ownership change will generally be subject to an annual limitation on its deferred tax assets prior to the ownership change equal to the value of such corporation immediately before the ownership change, multiplied by the long-term tax-exempt rate (subject to certain adjustments). The annual limitation would be increased each year to the extent that there is an unused limitation in a prior year. The limitation arising from an ownership change under section 382 of the Code on our ability to utilize our deferred tax assets would depend on the value of Regions’ stock at the time of the ownership change. As a result, future issuances of common equity could materially increase the risk that we could experience an ownership change in the future. If we were to experience an ownership change under section 382 of the Code for any reason, the value of our deferred tax assets may be impaired and may cause a decrease in our net income and Tier 1 capital.

We have a limited number of authorized shares of our common stock available for future issuance.

Under our Restated Certificate of Incorporation, we have 1.5 billion shares of common stock, par value $0.01 per share, authorized for issuance. As of December 31, 2009, we had approximately 1.2 billion shares of common stock issued and outstanding, net of treasury shares and had reserved approximately 216 million shares for future issuance. Accordingly, as of December 31, 2009, we had approximately 90 million shares of common stock available for future issuance. The approximately 216 million shares reserved for issuance, include the reservation of the maximum amount of shares that can be issued upon the conversion of the outstanding shares of Mandatory Convertible Preferred Stock (approximately 107 million shares) and exercise of the warrant issued to the U.S. Treasury (approximately 48 million shares). The actual number of shares that would be issued in any conversion or exercise may be less than the maximum number and will depend on our stock price at the date of conversion or exercise. If we do not issue the maximum amount of reserved shares, the remaining shares will again be available for issuance. We occasionally issue additional shares of common stock for general corporate purposes, including raising Tier 1 common equity. Although we may be able to raise Tier 1 common equity by issuing contingent convertible preferred stock or other securities convertible or exchangeable for common stock on a contingent basis, an insufficient number of authorized shares available for future issuance could adversely affect our ability to opportunistically raise additional equity capital, fund future operations or mergers and attract and retain key personnel. We currently have approximately 6 million shares of preferred stock available for issuance under our Restated Certificate of Incorporation.

Under Delaware law, stockholder approval is required in order to amend our Restated Certificate of Incorporation to increase the number of authorized shares of common stock. We anticipate including such a proposal for consideration at our next annual meeting of stockholders; however, we cannot provide any assurances that our stockholders will approve any such proposal.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Regions’ corporate headquarters occupy the main banking facility of Regions Bank, located at 1900 Fifth Avenue North, Birmingham, Alabama 35203.

At December 31, 2009, Regions Bank, Regions’ banking subsidiary, operated 1,895 banking offices. Regions provides investment banking and brokerage services from over 320 offices of Morgan Keegan. At December 31, 2009, there were no significant encumbrances on the offices, equipment and other operational facilities owned by Regions and its subsidiaries.

See Item 1. “Business” of this Annual Report on Form 10-K for a list of the states in which Regions Bank branches and Morgan Keegan’s offices are located.

Item 3.	Legal Proceedings

Reference is made to Note 24 “Commitments, Contingencies and Guarantees,” to the consolidated financial statements under Item 7. of this Annual Report on Form 10-K.

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

Regions and certain of its affiliates have been named in class-action lawsuits filed in federal and state courts on behalf of investors who purchased shares of certain Regions Morgan Keegan Select Funds (the “Funds”) and shareholders of Regions. The Funds were formerly managed by Morgan Asset Management, Inc. The complaints contain various allegations, including claims that the Funds and the defendants misrepresented or failed to disclose material facts relating to the activities of the Funds. No class has been certified, and at this stage of the lawsuits Regions cannot determine the probability of a material adverse result or reasonably estimate a range of potential exposures, if any. However, it is possible that an adverse resolution of these matters may be material to Regions’ consolidated financial position or results of operations.

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

In March 2009, Morgan Keegan received a Wells notice from the SEC’s Atlanta Regional Office related to auction rate securities (“ARS”) indicating that the SEC staff intended to recommend that the Commission take civil action against Morgan Keegan. On July 21, 2009, the SEC filed a complaint in United States District Court for the Northern District of Georgia against Morgan Keegan alleging violations of the federal securities laws in connection with ARS that Morgan Keegan underwrote, marketed and sold. The SEC is seeking an injunction against Morgan Keegan for violations of the antifraud provisions of the federal securities laws, as well as disgorgement, financial penalties and other equitable relief for customers, including repurchase by Morgan Keegan of all ARS that it sold prior to March 20, 2008. Beginning in February 2009, Morgan Keegan commenced a voluntary program to repurchase ARS that it underwrote and sold to the firm’s customers, and extended that repurchase program on October 1, 2009 to include certain ARS that were sold by Morgan Keegan to its customers but were underwritten by other firms. As of December 31, 2009, customers of Morgan Keegan owned approximately $247 million of ARS and Morgan Keegan held approximately $166 million of ARS on its balance sheet. On July 21, 2009, the Alabama Securities Commission issued a “Show Cause” order to Morgan

Keegan arising out of the ARS matter that is the subject of the SEC complaint described above. The order requires Morgan Keegan to show cause why its registration as a broker-dealer should not be suspended or revoked in the State of Alabama and also why it should not be subject to disgorgement, repurchasing all ARS sold to Alabama residents and payment of costs and penalties. Although it is not possible to predict the ultimate resolution or financial liability with respect to the ARS matter, management is currently of the opinion that the outcome of this matter will not have a material effect on Regions’ business, consolidated financial position or results of operations.

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

In December 2009, Regions and certain current and former directors and officers were named in a consolidated shareholder derivative action filed in Jefferson County, Alabama. The complaint alleges mismanagement, waste of corporate assets, breach of fiduciary duty and unjust enrichment relating to bonuses and other benefits received by executive management. Although it is not possible to predict the ultimate resolution or financial liability with respect to this matter, management is currently of the opinion that the outcome of this matter will not have a material effect on Regions’ business, consolidated financial position or results of operations.

Executive Officers of the Registrant

Information concerning the Executive Officers of Regions is set forth under Item 9. “Directors, Executive Officers and Corporate Governance” of this Annual Report on Form 10-K.

Previous Item 4. “Submission of Matters to a Vote of Security Holders” has been omitted (and subsequent items renumbered) pursuant to the amendment to Form 10-K contained in the “Proxy Disclosure Enhancements” release issued by the SEC on December 16, 2009. Moreover, Regions did not submit any items for a vote of security holders during the fourth quarter of 2009.

PART II

Item 4.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Regions’ common stock, par value $.01 per share, is listed for trading on the New York Stock Exchange under the symbol RF. Quarterly high and low sales prices of and cash dividends declared on Regions’ common stock are set forth in Table 30 “Quarterly Results of Operations” of “Management’s Discussion and Analysis”, which is included in Item 6. of this Annual Report on Form 10-K. As of February 15, 2010 , there were 80,834 holders of record of Regions’ common stock (including participants in the Computershare Investment Plan for Regions Financial Corporation).

Restrictions on the ability of Regions Bank to transfer funds to Regions at December 31, 2009, are set forth in Note 14 “Regulatory Capital Requirements and Restrictions” to the consolidated financial statements, which are included in Item 7. of this Annual Report on Form 10-K. A discussion of certain limitations on the ability of Regions Bank to pay dividends to Regions and the ability of Regions to pay dividends on its common stock is set forth in Item 1. “Business” under the heading “Supervision and Regulation—Payment of Dividends” of this Annual Report on Form 10-K.

The following table presents information regarding issuer purchases of equity securities during the fourth quarter of 2009.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2009—October 31, 2009	—	$—	—	23,072,300
November 1, 2009—November 30, 2009	—	—	—	23,072,300
December 1, 2009—December 31, 2009	—	—	—	23,072,300

Total		$—		23,072,300

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

Restrictions on Dividends and Repurchase of Stock

Holders of Regions common stock are only entitled to receive such dividends as Regions’ board of directors may declare out of funds legally available for such payments. Furthermore, holders of Regions common stock are subject to the prior dividend rights of any holders of Regions preferred stock then outstanding. As of December 31, 2009, there were 3,500,000 shares of Regions’ Fixed Rate Cumulative Perpetual Preferred Stock Series A (the “Series A Preferred Stock”) and 267,665 shares of Regions’ 10% Mandatory Convertible Preferred Stock, Series B (the “Mandatory Convertible Preferred Stock”), each with liquidation amount of $1,000 per share, issued and outstanding. Under the terms of the Series A Preferred Stock and the Mandatory Convertible

Preferred Stock, Regions’ ability to declare and pay dividends on or repurchase Regions common stock will be subject to restrictions in the event Regions fails to declare and pay (or set aside for payment) full dividends on the Series A Preferred Stock or the Mandatory Convertible Preferred Stock.

As long as the Series A Preferred Stock or the Mandatory Convertible Preferred Stock are outstanding, dividend payments and repurchases or redemptions relating to certain equity securities, including Regions common stock, are prohibited until all accrued and unpaid dividends are paid on such preferred stock, subject to certain limited exceptions. In addition, prior to November 14, 2011, unless Regions has redeemed all of the Series A Preferred Stock or the U.S. Treasury has transferred all of the Series A Preferred Stock to third parties, the consent of the U.S. Treasury will be required for Regions to, among other things, increase its common stock dividend above $0.10 except in limited circumstances. Regions has reduced its quarterly dividend to $0.01 per share and does not expect to increase its quarterly dividend above such level for the foreseeable future. Also, Regions is a bank holding company, and its ability to declare and pay dividends is dependent on certain federal regulatory considerations, including the guidelines of the Federal Reserve regarding capital adequacy and dividends.

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

	Period Ending
	12/31/2004	12/31/2005	12/31/2006	12/31/2007	12/31/2008	12/31/2009
Regions	$100.00	$100.03	$114.95	$76.28	$27.47	$18.84
S&P 500 Index	100.00	104.91	121.48	128.15	80.74	102.11
S&P Banks Index	100.00	101.55	117.43	90.79	57.50	53.63

Item 5.	Selected Financial Data

The information required by Item 5. is set forth in Table 1 “Financial Highlights” of “Management’s Discussion and Analysis of Financial Condition and Results of Operation”, which is included in Item 6. of this Annual Report on Form 10-K.

Item 6.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

Item 6A.	Quantitative and Qualitative Disclosures about Market Risk

INTRODUCTION

GENERAL

The following discussion and financial information is presented to aid in understanding Regions Financial Corporation’s (“Regions” or the “Company”) financial position and results of operations. The emphasis of this discussion will be on the years 2009, 2008 and 2007; in addition, financial information for prior years will also be presented when appropriate. Certain amounts in prior year presentations have been reclassified to conform to the current year presentation, except as otherwise noted.

Regions’ profitability, like that of many other financial institutions, is dependent on its ability to generate revenue from net interest income and non-interest income sources. Net interest income is the difference between the interest income Regions receives on interest-earning assets, such as loans and securities, and the interest expense Regions pays on interest-bearing liabilities, principally deposits and borrowings. Regions’ net interest income is impacted by the size and mix of its balance sheet components and the interest rate spread between interest earned on its assets and interest paid on its liabilities. Non-interest income includes fees from service charges on deposit accounts, brokerage, investment banking, capital markets, and trust activities, mortgage servicing and secondary marketing, insurance activities, and other customer services which Regions provides. Results of operations are also affected by the provision for loan losses and non-interest expenses such as salaries and employee benefits, occupancy, professional fees, FDIC insurance and other operating expenses, including income taxes. In 2008, Regions’ non-interest expense was impacted by a non-cash goodwill impairment charge.

Economic conditions, competition, and the monetary and fiscal policies of the Federal government significantly affect financial institutions, including Regions. Lending and deposit activities and fee income generation are influenced by levels of business spending and investment, consumer income, consumer spending and savings, capital market activities, and competition among financial institutions, as well as customer preferences, interest rate conditions and prevailing market rates on competing products in Regions’ market areas.

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

On February 6, 2009, Regions acquired from the Federal Deposit Insurance Corporation (“FDIC”) approximately $285 million in total deposits from a failed bank headquartered in Henry County, Georgia. Under the terms of the agreement with the FDIC, Regions assumed operations of the bank’s four branches and provides banking services to its former customers.

In September, 2008, Regions acquired from the FDIC approximately $900 million of deposits, primarily time deposits, from a failed bank headquartered in Alpharetta, Georgia. Under the terms of the agreement with the FDIC, Regions assumed operations of the bank’s four branches and provides banking services to its former customers.

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

Regions incurred approximately $822 million in one-time pre-tax merger-related costs to bring the two companies together. Regions recorded $185 million of such costs in goodwill during 2006. This amount was subsequently adjusted down by $3 million in 2007. The majority of merger costs flowed directly through the income statement. These included $201 million, $351 million, and $89 million in pre-tax merger expenses during 2008, 2007 and 2006, respectively. No merger expenses related to the AmSouth transaction were recorded after the third quarter of 2008.

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

General Banking/Treasury

Regions’ primary business is providing traditional commercial, retail and mortgage banking services to its customers. Regions’ banking subsidiary, Regions Bank, operates as an Alabama state-chartered bank with branch offices in Alabama, Arkansas, Florida, Georgia, Illinois, Indiana, Iowa, Kentucky, Louisiana, Mississippi, Missouri, North Carolina, South Carolina, Tennessee, Texas and Virginia. The Treasury function includes the

Company’s securities portfolio and other wholesale funding activities. In 2009, Regions’ general banking and treasury operations reported a loss of approximately $1.1 billion, as credit and credit-related costs pressured this business segment.

Investment Banking/Brokerage/Trust

Regions provides investment banking, brokerage and trust services in approximately 324 offices of Morgan Keegan, a subsidiary of Regions and one of the largest investment firms based in the South. Morgan Keegan contributed approximately $90 million of income in 2009. Its lines of business include private client, retail brokerage services, fixed-income capital markets, equity capital markets, trust, and asset management.

Insurance

Regions provides insurance-related services through Regions Insurance Group, Inc., a subsidiary of Regions. Regions Insurance Group is one of the 25 largest insurance brokers in the country. The insurance segment includes all business associated with insurance coverage for various lines of personal and commercial insurance, such as property, casualty, life, health and accident insurance. The insurance segment also offers credit-related insurance products, such as term life, credit life, environmental, crop and mortgage insurance, as well as debt cancellation products to customers of Regions. Insurance activities contributed approximately $16 million of income in 2009.

Merger Charges and Discontinued Operations

The reportable segment designated Merger Charges and Discontinued Operations includes merger charges related to the AmSouth acquisition and the results of EquiFirst for the periods presented. These amounts are excluded from other reportable segments because management reviews the results of the other reportable segments excluding these items.

See Note 23 “Business Segment Information” to the consolidated financial statements for further information on Regions’ business segments.

Table 1—Financial Highlights

	2009	2008	2007	2006	2005
	(In millions, except per share data)
EARNINGS SUMMARY
Interest income	$5,332	$6,563	$8,074	$5,649	$4,271
Interest expense	1,997	2,720	3,676	2,341	1,490

Net interest income	3,335	3,843	4,398	3,308	2,781
Provision for loan losses	3,541	2,057	555	142	166

Net interest income (loss) after provision for loan losses	(206)	1,786	3,843	3,166	2,615
Non-interest income	3,755	3,073	2,856	2,030	1,687
Non-interest expense	4,751	10,792	4,660	3,204	2,943

Income (loss) before income taxes from continuing operations	(1,202)	(5,933)	2,039	1,992	1,359
Income tax expense (benefit)	(171)	(348)	646	619	396

Income (loss) from continuing operations	(1,031)	(5,585)	1,393	1,373	963

Income (loss) from discontinued operations before income taxes	—	(18)	(217)	(32)	64
Income tax expense (benefit)	—	(7)	(75)	(13)	26

Income (loss) from discontinued operations	—	(11)	(142)	(19)	38

Net income (loss)	$(1,031)	$(5,596)	$1,251	$1,354	$1,001

Income (loss) from continuing operations available to common shareholders	$(1,261)	$(5,611)	$1,393	$1,373	$963

Net income (loss) available to common shareholders	$(1,261)	$(5,622)	$1,251	$1,354	$1,001

Earnings (loss) per common share from continuing operations—basic	$(1.27)	$(8.07)	$1.97	$2.74	$2.09
Earnings (loss) per common share from continuing operations—diluted	(1.27)	(8.07)	1.95	2.71	2.07
Earnings (loss) per common share—basic	(1.27)	(8.09)	1.77	2.70	2.17
Earnings (loss) per common share—diluted	(1.27)	(8.09)	1.76	2.67	2.15
Return on average tangible common stockholders’ equity (non-GAAP)	(15.45)%	(74.32)%	15.82%	22.86%	18.80%
Return on average common stockholders’ equity	(8.82)	(28.81)	6.24	10.94	9.37
Return on average total assets	(0.88)	(3.90)	0.90	1.41	1.18
BALANCE SHEET SUMMARY
At year-end
Loans, net of unearned income	$90,674	$97,419	$95,379	$94,551	$58,405
Assets	142,318	146,248	141,042	143,369	84,786
Deposits	98,680	90,904	94,775	101,228	60,378
Long-term debt	18,464	19,231	11,325	8,643	6,972
Stockholders’ equity	17,881	16,813	19,823	20,701	10,614
Average balances
Loans, net of unearned income	94,523	97,601	94,372	64,766	58,002
Assets	142,759	143,947	138,757	95,800	85,096
Deposits	94,612	90,077	95,725	67,466	59,713
Long-term debt	18,588	13,510	9,698	6,856	7,175
Stockholders’ equity	17,773	19,939	20,036	12,369	10,678
SELECTED RATIOS
Tangible common stockholders’ equity to tangible assets (non-GAAP)	6.03%	5.23%	5.88%	6.53%	6.64%
Allowance for loan losses as a percentage of loans, net of unearned income	3.43	1.87	1.39	1.12	1.34
Allowance for credit losses as a percentage of loans, net of unearned income	3.52	1.95	1.45	1.17	1.34
COMMON STOCK DATA
Cash dividends declared per common share	$0.13	$0.96	$1.46	$1.40	$1.36
Stockholders’ common equity per share	11.97	19.53	28.58	28.36	23.26
Market value at year end	5.29	7.96	23.65	37.40	34.16
Market price range:
High	9.07	25.84	38.17	39.15	35.54
Low	2.35	6.41	22.84	32.37	29.16
Total trading volume	8,747	3,411	912	301	227
Dividend payout ratio	NM	NM	82.49	51.85	62.67
Shareholders of record at year-end (actual)	81,166	83,600	85,060	84,877	72,140
Weighted-average number of common shares outstanding
Basic	989	695	708	502	461
Diluted	989	695	713	507	466

Note:	Periods prior to November 4, 2006 do not include the effect of Regions’ acquisition of AmSouth.

2009 OVERVIEW

The year ended December 31, 2009 was another difficult year for the U.S. economy and for the financial services industry. High credit costs, primarily the result of loan portfolio pressure stemming from ongoing deterioration in real estate values, as well as increasing unemployment and other factors, continued to negatively impact pre-tax earnings. Property value declines, which began in late 2007, continued throughout 2008 and 2009. While Regions did not have material exposure to many of the issues that originally plagued the industry (e.g., sub-prime loans, structured investment vehicles and collateralized debt obligations), the Company’s exposure to the residential housing sector, primarily within investor real estate, pressured its loan portfolio, resulting in increased credit costs and other real estate expenses. As the economic down cycle continued, consumer confidence and weak economic conditions began to impact areas of the economy outside of the housing sector. During 2009, the portion of the Company’s loan portfolio secured by income-producing commercial real estate, including retail and multi-family properties, also showed signs of credit pressure.

As a result of these factors, Regions reported a net loss available to common shareholders of $1.3 billion or $1.27 per diluted common share in 2009. Significant drivers of 2009 results include an elevated provision for loan losses and pressured net interest income. Offsetting these items to some extent was Regions’ solid fee and mortgage income.

Net interest income was $3.3 billion in 2009 compared to $3.8 billion in 2008. The net interest margin (taxable-equivalent basis) was 2.67% in 2009, compared to 3.23% during 2008. The decline in the net interest margin was impacted primarily by factors directly and indirectly associated with the erosion of economic and industry conditions since late 2007. These factors include Regions’ asset sensitive balance sheet, which was impacted by an unfavorable decline in the general level and shape of the yield curve, higher spreads on new debt issuances, and rising non-performing asset levels. Additionally, loan yields declined throughout the year, as variable rate loans fell in response to declines in the short-term rates to which they are tied. Declining deposit rates partially offset these movements, but the decline was somewhat limited by the competitive demand for deposits within the industry, largely prompted by stressed economic conditions throughout the U.S. Entering 2010, the negative impacts to net interest income attributable to interest rate declines have largely worked their way through the balance sheet. The net interest margin is expected to benefit from ongoing improvements to loan pricing and deposit costs throughout the year. Additionally, if rates increase, Regions’ balance sheet is positioned to respond incrementally more favorably.

Net charge-offs totaled $2.3 billion, or 2.38 percent of average loans in 2009 compared to $1.5 billion, or 1.59 percent of average loans in 2008. The increased loss rate reflected ongoing pressure in property valuations and continued strains in the economy as a whole. Non-performing assets increased $2.7 billion between December 31, 2009 and December 31, 2008 to $4.4 billion, primarily due to continued weakness in the Company’s residential homebuilder and condominium portfolios. Non-performing loans held for sale totaled $317 million and $423 million at December 31, 2009 and 2008, respectively.

The provision for loan losses is used to maintain the allowance for loan losses at a level that, in management’s judgment, is adequate to cover losses inherent in the loan portfolio as of the balance sheet date. During 2009, the provision for loan losses increased to $3.5 billion compared to $2.1 billion in 2008. The increase in the provision was primarily due to continued deterioration in the residential homebuilder, condominium, home equity, and income-producing investor-owned commercial real estate portfolios. The recession, which was an outgrowth of a protracted national housing slump, continued to affect the real estate industry throughout 2009. As a result, the Company experienced a significant migration of loans into non-performing status. Loans secured by land, single-family residential, condominium and income-producing investor real estate contributed to the inflows. As a result of the increased provision for loan losses and significantly higher loan charge-offs, which increased $706 million, Regions increased its allowance for credit losses to 3.52 percent of total loans, net of unearned income, at December 31, 2009, as compared to 1.95 percent at December 31, 2008.

Non-interest income increased to $3.8 billion in 2009 from $3.1 billion in 2008. Non-interest income excluding securities gains/losses totaled $3.7 billion or 52 percent of total revenue (fully taxable-equivalent basis) in 2009 compared to $3.0 billion or 43 percent in 2008, and continued to reflect Regions’ diversified revenue stream. The year over year increase was due primarily to several items impacting 2009 with no corresponding impact on 2008. These items include gains from terminations of leveraged leases, which was largely offset in income taxes, and a gain on extinguishment of debt realized in connection with the Company’s issuance of common stock in exchange for trust preferred securities. Additionally, mortgage income was higher during 2009 as compared to the previous year, reflecting increased loan origination activity spurred by a favorable mortgage interest rate environment. Decreases in non-interest income attributable to brokerage, investment banking and capital markets income and trust department income partially offset the increase for the year. Morgan Keegan recorded net income of $90 million in 2009 as compared to $128 million in 2008.

Non-interest expense from continuing operations totaled $4.8 billion in 2009 compared to $10.8 billion in 2008, which was impacted significantly by a $6.0 billion non-cash goodwill impairment charge. Also reflected in non-interest expenses were merger charges totaling $201 million in 2008 whereas none were recorded in 2009. Merger costs consist mainly of personnel expenses, the cost of integrating AmSouth systems with those of Regions and the consolidation of branches. Excluding the goodwill impairment and merger-related expenses, non-interest expense increased $160 million or 3.5 percent in 2009 compared to 2008. The largest drivers were increased professional and legal fees, higher other real estate owned expenses driven by losses related to the continued decline in the housing market, and increased FDIC insurance premiums, including an FDIC special assessment. Results for 2009 also reflected higher other-than-temporary impairment on securities, as well as charges associated with the consolidation of 121 branches. The increases from 2008 to 2009 were partially offset by a 2008 loss on the early extinguishment of debt related to the redemption of subordinated notes, an impairment of mortgage servicing rights and write-downs on the investment in two Morgan Keegan mutual funds. See Table 9 “Non-Interest Expense (including Non-GAAP Reconciliation)” for further details.

Total loans decreased by 6.9 percent in 2009, driven mainly by lower commercial and industrial loans, as well as a decline in construction loans, reflecting developers’ reluctance to begin new projects or purchase existing projects under current economic conditions. Also, a large portion of the Company’s indirect consumer lending portfolio is in run-off mode, which was a catalyst to the lower outstanding balances for the assets. Partially offsetting these decreases was an increase in the commercial real estate mortgage portfolio which was attributable to the migration from construction loans as projects are completed. Deposits increased 8.6 percent in 2009 as compared to 2008, driven primarily by growth in non-interest-bearing demand deposits and domestic money market balances. Partially offsetting was a decline in foreign money market funds and low certificate of deposit balances.

On May 7, 2009, the final results of the Federal Reserve’s Supervisory Capital Assessment Program (“SCAP”) were released requiring Regions to submit a capital plan to its regulators detailing the steps to be utilized to increase total Tier 1 common by $2.5 billion, of which at least $0.4 billion had to be Tier 1 equity. In the second quarter, Regions fulfilled the SCAP requirement primarily through the issuance of common and preferred securities. The Company’s public equity offering of common stock, announced May 20, 2009, resulted in the issuance of 460 million shares at $4 per share, generating proceeds of approximately $1.8 billion, net of issuance costs. At the same date, the Company issued 287,500 shares of mandatorily convertible preferred stock, Series B, generating net proceeds of $278 million. In addition to these offerings, the Company exchanged approximately 33 million common shares for $202 million of outstanding 6.625% trust preferred securities issued by an affiliated Trust. The Company also sold shares in Visa Inc. and other securities, which generated additional capital. Further detail on these offerings is disclosed in the “Stockholders’ Equity” section of this report.

Table 2 “GAAP to Non-GAAP Reconciliation” presents computations of earnings and certain other financial measures excluding merger and goodwill impairment charges, including “average tangible common stockholders’ equity”, end of period “tangible common stockholders’ equity” and “Tier 1 common equity”, all of which are non-GAAP. Merger and goodwill impairment charges are included in financial results presented in accordance with generally accepted accounting principles (“GAAP”). Regions believes the exclusion of merger and goodwill impairment charges in expressing earnings and certain other financial measures, including “earnings per common share, excluding merger and goodwill impairment charges” and “return on average tangible common stockholders’ equity, excluding merger and goodwill impairment charges” provides a meaningful base for period-to-period and company-to-company comparisons, which management believes will assist investors in analyzing the operating results of the Company and predicting future performance. These non-GAAP financial measures are also used by management to assess the performance of Regions’ business, because management does not consider merger charges to be relevant to ongoing operating results. Management and the Board of Directors utilize these non-GAAP financial measures as follows:

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

Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied and are not audited. To mitigate these limitations, Regions has policies in place to address expenses that qualify as merger and goodwill impairment charges and procedures in place to approve and segregate merger and goodwill impairment charges from other normal operating expenses to ensure that these measures are calculated using the appropriate GAAP or regulatory components to ensure that the Company’s operating results and capital performance are properly reflected for period-to-period comparisons. Although these non-GAAP financial measures are frequently used by stakeholders in the evaluation of a company, they have limitations as analytical tools, and should not be considered in isolation, or as a substitute for analyses of results as reported under GAAP. In particular, a measure of earnings that excludes merger and goodwill impairment charges does not represent the amount that effectively accrues directly to stockholders (i.e., merger and goodwill impairment charges are a reduction to earnings and stockholders’ equity).

See Table 2 “GAAP to Non-GAAP Reconciliation” below which provides: 1) reconciliations of GAAP net income (loss) available to common shareholders and earnings per common share to non-GAAP financial measures, 2) a reconciliation of average and ending stockholders’ equity (GAAP) to average and ending tangible common stockholders’ equity (non-GAAP), and 3) a reconciliation of stockholders’ equity (GAAP) to Tier 1 capital (regulatory) and to Tier 1 common equity (non-GAAP).

Table 2—GAAP to Non-GAAP Reconciliation

		For Years Ended December 31
		2009	2008	2007	2006	2005
	(In millions, except per share data)
INCOME (LOSS)
Income (loss) from continuing operations (GAAP)		$(1,031)	$(5,585)	$1,393	$1,373	$963
Preferred dividends (GAAP)		(230)	(26)	—	—	—

Income (loss) from continuing operations available to common shareholders (GAAP)		(1,261)	(5,611)	1,393	1,373	963
Income (loss) from discontinued operations, net of tax (GAAP)		—	(11)	(142)	(19)	38

Income (loss) available to common shareholders (GAAP)	A	$(1,261)	$(5,622)	$1,251	$1,354	$1,001

Income (loss) from continuing operations available to common shareholders (GAAP)		$(1,261)	$(5,611)	$1,393	$1,373	$963
Merger-related charges, pre-tax
Salaries and employee benefits		—	134	159	66	74
Net occupancy expense		—	4	34	3	5
Furniture and equipment expense		—	5	5	1	1
Other		—	58	153	19	89

Total merger-related charges, pre-tax		—	201	351	89	169

Merger-related charges, net of tax		—	125	219	60	110

Goodwill impairment		—	6,000	—	—	—

Income from continuing operations, excluding merger and goodwill impairment charges (non-GAAP)	B	$(1,261)	$514	$1,612	$1,433	$1,073

Weighted-average diluted shares	C	989	695	713	507	466
Earnings (loss) per common share—diluted (GAAP)	A/C	$(1.27)	$(8.09)	$1.76	$2.67	$2.15

Earnings per common share from continuing operations, excluding merger and goodwill impairment charges—diluted (non-GAAP)	B/C	$(1.27)	$0.74	$2.26	$2.83	$2.30

RETURN ON AVERAGE TANGIBLE COMMON STOCKHOLDERS’ EQUITY
Average stockholders’ equity (GAAP)		$17,773	$19,939	$20,036	$12,369	$10,678
Average intangible assets (GAAP)		6,122	11,949	12,130	6,450	5,357
Average preferred equity (GAAP)		3,487	425	—	—	—

Average tangible common stockholders’ equity (non-GAAP)	D	$8,164	$7,565	$7,906	$5,919	$5,321

Average stockholders’ equity, excluding discontinued operations (GAAP)		$17,773	$19,939	$20,013	$12,215	$10,539
Average intangible assets, excluding discontinued operations (GAAP)		6,122	11,949	12,130	6,450	5,357
Average preferred equity (GAAP)		3,487	425	—	—	—

Average tangible common equity, excluding discontinued operations (non-GAAP)	E	$8,164	$7,565	$7,883	$5,765	$5,182

Return on average tangible common equity (non-GAAP)	A/D	(15.45)%	(74.32)%	15.82%	22.86%	18.80%

Return on average tangible common equity, excluding discontinued operations, merger and goodwill impairment charges (non-GAAP)	B/E	(15.45)%	6.79%	20.43%	24.92%	20.79%

		For Years Ended December 31
		2009	2008	2007	2006	2005
	(In millions, except per share data)
TANGIBLE COMMON RATIOS
Ending stockholders’ equity (GAAP)		$17,881	$16,813	$19,823	$20,701	$10,614
Less: Ending intangible assets (GAAP)		6,060	6,186	12,252	12,133	5,341
Ending preferred equity (GAAP)		3,602	3,307	—	—	—

Ending tangible common stockholders’ equity (non-GAAP)	F	$8,219	$7,320	$7,571	$8,568	$5,273

Ending total assets (GAAP)		$142,318	$146,248	$141,042	$143,369	$84,786
Less: Ending intangible assets (GAAP)		6,060	6,186	12,252	12,133	5,341

Ending tangible assets (non-GAAP)	G	$136,258	$140,062	$128,790	$131,236	$79,445

End of period shares outstanding	H	1,193	691	694	730	456
Tangible common stockholders’ equity to tangible assets (non-GAAP)	F/G	6.03%	5.23%	5.88%	6.53%	6.64%
Tangible common book value per share (non-GAAP)	F/H	$6.89	$10.59	$10.91	$11.74	$11.56
TIER 1 COMMON RISK-BASED RATIO
Stockholders’ equity (GAAP)		$17,881	$16,813
Accumulated other comprehensive (income) loss		(130)	8
Non-qualifying goodwill and intangibles		(5,792)	(5,864)
Disallowed deferred tax assets(1)		(947)	—
Disallowed servicing assets		(25)	(16)
Qualifying non-controlling interests		91	91
Qualifying trust preferred securities		846	1,036

Tier 1 capital (regulatory)		$11,924	$12,068
Qualifying non-controlling interests		(91)	(91)
Qualifying trust preferred securities		(846)	(1,036)

Preferred stock		(3,602)	(3,307)

Tier 1 common equity (non-GAAP)	I	$7,385	$7,634

Risk-weighted assets (regulatory)	J	$103,330	$116,251
Tier 1 common risk-based ratio (non-GAAP)	I/J	7.15%	6.57%

(1)	Only one year of projected future taxable income may be applied in calculating deferred tax assets for regulatory capital purposes.

CRITICAL ACCOUNTING POLICIES

In preparing financial information, management is required to make significant estimates and assumptions that affect the reported amounts of assets, liabilities, income and expenses for the periods shown. The accounting principles followed by Regions and the methods of applying these principles conform with accounting principles generally accepted in the U.S. and general banking practices. Estimates and assumptions most significant to Regions are related primarily to the allowance for credit losses, fair value measurements, intangible assets (goodwill and other identifiable intangible assets), mortgage servicing rights and income taxes, and are summarized in the following discussion and in the notes to the consolidated financial statements.

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

Management’s estimate of the allowance for commercial products, which includes commercial, construction, and commercial real estate mortgage loans, could be affected by risk rating upgrades or downgrades as a result of fluctuations in the general economy, developments within a particular industry, or changes in an individual’s credit due to factors particular to that credit, such as competition, management or business performance. A reasonably possible scenario would be an estimated 20 percent migration of lower risk-related pass credits to criticized status, which could increase estimated inherent losses by approximately $214 million. A 20 percent reduction in the level of criticized credits is also a reasonably possible scenario, which would result in an approximate $225 million decrease in estimated inherent losses.

For residential real estate mortgages, home equity lending and other consumer-related loans, individual products are reviewed on a group basis or in loan pools (e.g., residential real estate mortgage pools). The total of all residential loans, including residential real estate mortgages and home equity lending, represents approximately 34 percent of total loans. Losses can be affected by such factors as collateral value, loss severity, the economy and other uncontrollable factors. A 20-basis-point increase or decrease in the estimated loss rates on these residential loans would change estimated inherent losses by approximately $62 million. The loss analysis related to other consumer-related loans includes reasonably possible scenarios with estimated loss rates increasing or decreasing by 50 basis points, which would increase or decrease the related estimated inherent losses by approximately $18 million, respectively.

Additionally, the estimate of the allowance for credit losses for the entire portfolio may change due to modifications in the mix and level of loan balances outstanding and general economic conditions, as evidenced by changes in real estate demand and values, interest rates, unemployment rates, bankruptcy filings, real estate demand and values, fluctuations in the gross domestic product, and the effects of weather and natural disasters such as droughts and hurricanes. Each has the ability to result in actual loan losses that could differ from originally estimated amounts.

The pro forma inherent loss analysis presented above demonstrates the sensitivity of the allowance to key assumptions. This sensitivity analysis does not reflect an expected outcome.

Fair Value Measurements

A portion of the Company’s assets and liabilities is carried at fair value, with changes in fair value recorded either in earnings or other comprehensive income (loss). These include trading account assets, securities available for sale, mortgage loans held for sale, mortgage servicing rights and derivatives (net). From time to time, the estimation of fair value also affects other loans held for sale, which are recorded at the lower of cost or fair value. Fair value determination is also relevant for certain other assets such as foreclosed property and other real estate, which are recorded at the lower of the recorded investment in the loan/property or fair value, less estimated costs to sell the property. The determination of fair value also impacts certain other assets that are periodically evaluated for impairment using fair value estimates, including goodwill, other identifiable intangible assets and impaired loans.

Fair value is generally defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) as opposed to the price that would be paid to acquire the asset or received to assume the liability (an entry price), in an orderly transaction between market participants at the measurement date under current market conditions. While management uses judgment when determining the price at which willing market participants would transact when there has been a significant decrease in the volume or level of activity for the asset or liability in relation to “normal” market activity, management’s objective is to determine the point within the range of fair-value estimates that is most representative of a sale to a third-party financial investor under current market conditions. The value to the Company if the asset or liability were held to maturity is not included in the fair value estimates.

A fair value measure should reflect the assumptions that market participants would use in pricing the asset or liability, including the assumptions about the risk inherent in a particular valuation technique, the effect of a restriction on the sale or use of an asset and the risk of nonperformance. Fair value is measured based on inputs the Company utilizes. Fair value may be based on quoted market prices for identical assets or liabilities traded in active markets (Level 1 valuations). If market prices are not available, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant assumptions are observable in the market are used (Level 2 valuations). Where observable market data is not available, the valuation is generated from model-based techniques that use significant assumptions not observable in the market, but observable based on Company-specific data (Level 3 valuations). These unobservable assumptions reflect the Company’s own estimates for assumptions that market participants would use in pricing the asset or liability. Valuation techniques typically include option pricing models, discounted cash flow models and similar techniques, but may also include the use of market prices of assets or liabilities that are not directly comparable to the subject asset or liability.

See Note 22, “Fair Value Measurements” for a detailed discussion of determining fair value.

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

For purposes of testing goodwill for impairment, Regions uses both the income and market approaches to value its reporting units. The income approach consists of discounting long-term projected future cash flows, which are derived from internal forecasts and economic expectations for the respective reporting units. The projected future cash flows are discounted using cost of capital metrics for Regions’ peer group or a build-up approach (such as the capital asset pricing model). The market approach applies a market multiple, based on observed purchase transactions and/or price/earnings of Regions’ peer group for each reporting unit, to the last twelve months of net income or earnings before income taxes, depreciation and amortization or price/tangible book value. One of the critical assumptions in determining the estimated fair value of a reporting unit is the discount rate, which can change based on changes in the business climate. A decrease in the discount rate by one percentage point would result in an increase of approximately $1.0 billion in fair value for all reporting units and an increase of approximately $806 million in fair value for the General Banking/Treasury reporting unit. An increase in the discount rate by one percentage point would result in a decline of approximately $929 million in fair value for all reporting units and a decline of approximately $689 million in fair value for the General Banking/Treasury reporting unit. A variation in the discount rate may result in or from changes to other assumptions used in determining the estimated fair value; these changes could materially affect the sensitivities described above.

If the estimated implied fair value of goodwill is less than the carrying amount, a loss would be recognized to reduce the carrying amount to the estimated implied fair value. The changes or factors mentioned above, when or if they occur could be material to Regions’ operating results for any particular reporting period; the potential impact cannot be reasonably estimated. As previously discussed, Regions incurred a $6.0 billion impairment charge in 2008. See Note 1 “Summary of Significant Accounting Policies” to the consolidated financial statements for additional information.

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

Mortgage Servicing Rights

Regions estimates the fair value of its mortgage servicing rights in order to record them at fair value on the balance sheet. Although sales of mortgage servicing rights do occur, mortgage servicing rights do not trade in an active market with readily observable market prices and the exact terms and conditions of sales may not be readily available. Specific characteristics of the underlying loans greatly impact the estimated value of the related mortgage servicing rights. As a result, Regions stratifies its mortgage servicing portfolio on the basis of certain risk characteristics, including loan type and contractual note rate, and values its mortgage servicing rights using discounted cash flow modeling techniques. These techniques require management to make estimates regarding future net servicing cash flows, taking into consideration historical and forecasted mortgage loan prepayment rates and discount rates. Changes in interest rates, prepayment speeds or other factors impact the fair value of mortgage servicing rights which impacts earnings. Based on a hypothetical sensitivity analysis, Regions estimates that a reduction in primary mortgage market rates of 25 basis points and 50 basis points would reduce the December 31, 2009 fair value of mortgage servicing rights by approximately 6.5 percent ($16 million) and 12.6 percent ($31 million), respectively. Conversely, 25 basis point and 50 basis point increases in these rates would increase the December 31, 2009 fair value of mortgage servicing rights by approximately 5.7 percent ($14 million) and 11.3 percent ($28 million), respectively.

The pro forma fair value analysis presented above demonstrates the sensitivity of fair values to hypothetical changes in primary mortgage rates. This sensitivity analysis does not reflect an expected outcome. Refer to the “Mortgage Servicing Rights” discussion in the “Balance Sheet” analysis.

Income Taxes

Accrued taxes represent the estimated amount payable to or receivable from taxing jurisdictions, and are reported, on a net basis, as a component of “other liabilities” in the consolidated balance sheets.

Management’s determination of the realization of the net deferred tax asset is based upon management’s judgment of various future events and uncertainties, including the timing and amount of future taxable income and the implementation of various tax plans to maximize realization of the deferred tax asset. In making its determination of the realization of the net deferred tax asset, management considers all positive and negative evidence available including the impact of the three-year cumulative results as well as potential carryback of tax to prior years’ taxable income, reversal of taxable temporary differences, tax planning strategies and projected earnings within the statutory tax loss carryover period.

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

OPERATING RESULTS

GENERAL

Regions reported a net loss available to common shareholders of $1.3 billion in 2009, compared to a net loss available to common shareholders of $5.6 billion in 2008. The loss in 2009 was primarily reflective of credit quality deterioration within the Company’s loan portfolio and the associated rise in the provision for loan losses. Results in 2008 were significantly impacted by a $6.0 billion non-cash goodwill impairment charge. After-tax merger-related expenses of approximately $125 million were also incurred during 2008. Excluding the impact of merger-related charges and goodwill impairment, earnings from continuing operations were $514 million in 2008. Refer to Table 2 “GAAP to Non-GAAP Reconciliation” for additional details.

NET INTEREST INCOME AND MARGIN

Net interest income (interest income less interest expense) is Regions’ principal source of income and is one of the most important elements of Regions’ ability to meet its overall performance goals. Net interest income on a taxable-equivalent basis decreased 13 percent to $3.4 billion in 2009 from $3.9 billion in 2008, resulting in a decline in the net interest margin from 3.23 percent in 2008 to 2.67 percent in 2009.

Regions’ balance sheet was in an asset sensitive position during 2009, meaning that decreases in interest rates cause contraction in the Company’s net interest margin. Since late 2007, interest rates have been impacted substantially by factors directly and indirectly associated with the erosion of economic and industry conditions. During that period, the Federal Reserve lowered the Federal Funds Rate by approximately 400 basis points. This period also saw a rapid, industry-wide curtailment of access to wholesale funding markets, which intensified price-based competition for retail deposits, and have kept costs relatively high, despite the precipitous decline in interest rates. Furthermore, accompanying increases in non-performing loans have negatively impacted asset yields.

More recently, however, modest improvement in market conditions has produced some easing in deposit pricing, and has coincided with advantageous increases in non-interest bearing deposit balances. These influences, combined with the benefits of improving spreads on newly originated and renewed loans, contributed to a stabilized net interest margin in the second half of 2009. Going forward, Regions expects the net interest margin to expand from improving loan and deposit pricing, as well as continued improvement in funding mix. These factors, along with the prospect of modest rate increases anticipated in the latter part of 2010, provide an opportunity for margin expansion. Regions’ goal is to exhibit increases in the net interest margin to approximately 3% by the end of the fourth quarter. If increases in interest rates exceed expectations, Regions’ asset sensitive position will contribute to additional margin expansion. Refer to Table 20 “Interest Rate Sensitivity” for additional information with which to analyze the Company’s interest rate sensitivity.

Table 3 “Consolidated Average Daily Balances and Yield/Rate Analysis Including Discontinued Operations” presents a detail of net interest income, on a fully taxable-equivalent basis, the net interest margin, and the net interest spread.

Table 3—Consolidated Average Daily Balances and Yield/Rate Analysis Including Discontinued Operations

	2009			2008			2007
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(Dollars in millions; yields on taxable-equivalent basis)
Assets
Interest-earning assets:
Federal funds sold and securities purchased under agreements to resell	$503	$3	0.53%	$868	$18	2.15%	$1,021	$51	4.98%
Trading account assets	1,599	65	4.04	1,473	66	4.47	1,441	72	5.01
Securities:
Taxable	20,221	966	4.78	16,897	828	4.90	16,982	856	5.04
Tax-exempt	460	29	6.45	754	61	8.10	737	63	8.52
Loans held for sale	1,655	55	3.29	664	36	5.38	1,539	111	7.21
Loans held for sale—divestitures	—	—	—	—	—	—	284	22	7.59
Loans, net of unearned income(1)(2)	94,523	4,218	4.46	97,601	5,562	5.70	94,372	6,900	7.31
Other interest-earning assets	6,927	28	0.40	1,873	29	1.55	588	38	6.55

Total interest-earning assets	125,888	5,364	4.26	120,130	6,600	5.49	116,964	8,113	6.94
Allowance for loan losses	(2,240)			(1,413)			(1,063)
Cash and due from banks	2,245			2,522			2,849
Other non-earning assets	16,866			22,708			20,007

	$142,759			$143,947			$138,757

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Savings accounts	$3,984	$5	0.12%	$3,744	$4	0.12%	$3,798	$11	0.29%
Interest-bearing transaction accounts	14,347	40	0.28	15,058	127	0.84	15,553	312	2.00
Money market accounts	21,434	181	0.84	18,269	326	1.79	19,455	629	3.23
Money market accounts—foreign	1,139	3	0.22	2,828	47	1.64	3,822	155	4.05
Time deposits—customer	32,617	1,045	3.20	28,301	1,099	3.88	28,525	1,282	4.49
Interest-bearing deposits—divestitures	—	—	—	—	—	—	374	12	3.23

Total customer deposits—interest-bearing	73,521	1,274	1.73	68,200	1,603	2.35	71,527	2,401	3.36

Time deposits—non customer	122	2	1.90	2,083	75	3.59	1,338	70	5.23
Other foreign deposits	312	1	0.11	2,074	46	2.23	3,858	193	5.01

Total treasury deposits—interest-bearing	434	3	0.61	4,157	121	2.91	5,196	263	5.06

Total interest-bearing deposits	73,955	1,277	1.73	72,357	1,724	2.38	76,723	2,664	3.47
Federal funds purchased and securities sold under agreements to repurchase	3,166	12	0.37	7,697	171	2.22	8,080	377	4.67
Other short-term borrowings	5,229	42	0.81	8,704	198	2.28	1,902	82	4.30
Long-term borrowings	18,588	666	3.59	13,510	627	4.64	9,698	553	5.70

Total interest-bearing liabilities	100,938	1,997	1.98	102,268	2,720	2.66	96,403	3,676	3.81

Net interest spread			2.28			2.83			3.13

Customer deposits—non-interest-bearing	20,657			17,720			19,003
Other liabilities	3,391			4,020			3,315
Stockholders’ equity	17,773			19,939			20,036

	$142,759			$143,947			$138,757

Net interest income/margin on a taxable-equivalent basis(3)		$3,367	2.67%		$3,880	3.23%		$4,437	3.79%

Notes:

(1)	Loans, net of unearned income include non-accrual loans for all periods presented.
(2)	Interest income includes loan fees of $30 million, $50 million and $78 million for the years ended December 31, 2009, 2008 and 2007, respectively.
(3)	The computation of taxable-equivalent net interest income is based on the stautory federal income tax rate of 35%, adjusted for applicable state income taxes net of the related federal tax benefit.

Table 4—Volume and Yield/Rate Variances

	2009 Compared to 2008 Change Due to			2008 Compared to 2007 Change Due to
	Volume	Yield/ Rate	Net	Volume	Yield/ Rate	Net
	(Taxable equivalent basis—in millions)
Interest income on:
Federal funds sold and securities purchased under agreements to resell	$(6)	$(9)	$(15)	$(7)	$(26)	$(33)
Trading account assets	5	(6)	(1)	2	(8)	(6)
Securities:
Taxable	159	(21)	138	(4)	(24)	(28)
Tax-exempt	(20)	(12)	(32)	1	(3)	(2)
Loans held for sale	37	(18)	19	(52)	(23)	(75)
Loans held for sale—divestitures	—	—	—	(22)	—	(22)
Loans, net of unearned income	(171)	(1,173)	(1,344)	229	(1,567)	(1,338)
Other interest-earning assets	33	(34)	(1)	37	(46)	(9)

Total interest-earning assets	37	(1,273)	(1,236)	184	(1,697)	(1,513)

Interest expense on:
Savings accounts	—	1	1	—	(7)	(7)
Interest-bearing transaction accounts	(6)	(81)	(87)	(10)	(175)	(185)
Money market accounts	49	(194)	(145)	(36)	(267)	(303)
Money market accounts—foreign	(18)	(26)	(44)	(33)	(75)	(108)
Time deposits—customer	154	(208)	(54)	(10)	(173)	(183)
Interest-bearing deposits—divestitures	—	—	—	(12)	—	(12)

Total customer deposits—interest-bearing	179	(508)	(329)	(101)	(697)	(798)
Time deposits—non customer	(46)	(27)	(73)	31	(26)	5
Other foreign deposits	(22)	(23)	(45)	(67)	(80)	(147)

Total treasury deposits—interest-bearing	(68)	(50)	(118)	(36)	(106)	(142)

Total interest-bearing deposits	111	(558)	(447)	(137)	(803)	(940)
Federal funds purchased and securities sold under agreements to repurchase	(66)	(93)	(159)	(17)	(189)	(206)
Other short-term borrowings	(60)	(96)	(156)	171	(55)	116
Long-term borrowings	202	(163)	39	190	(116)	74

Total interest-bearing liabilities	187	(910)	(723)	207	(1,163)	(956)

Decrease in net interest income	$(150)	$(363)	$(513)	$(23)	$(534)	$(557)

Notes:

1.	The change in interest not due solely to volume or yield/rate has been allocated to the volume column and yield/rate column in proportion to the relationship of the absolute dollar amounts of the change in each.
2.	The computation of taxable net interest income is based on the statutory federal income tax rate of 35%, adjusted for applicable state income taxes net of the related federal tax benefit.

Comparing 2009 to 2008, interest-earning asset yields were lower, decreasing 123 basis points on average. While interest-bearing liability rates were also lower, declining by 68 basis points, this improvement in funding cost was not enough to offset the drop in interest-earning asset yields. As a result, the net interest rate spread declined 55 basis points to 2.28 percent in 2009 as compared to 2.83 percent in 2008. Changes in market interest rates and Regions’ asset sensitive position were the most significant drivers of changes in Regions’ rates and yields.

In terms of changes in the broad interest rate environment, the Federal Funds rate, which is an influential driver of loan and deposit pricing on the shorter end of the yield curve, remained low at approximately 0.25 throughout 2009, essentially unchanged from the previous year-end level. Longer-term rates increased throughout the year, with the yield on the benchmark 10-year U.S. Treasury note rising 139 basis points during 2009, ending the year at 3.85 percent. Both interest-earning assets and interest-bearing liabilities were impacted by these changes in market rates. More specifically, the impact of low short-term rates continued to flow through the balance sheet, influencing loan yields in a downward fashion, since approximately 54 percent of the Company’s interest-earning assets are tied to the prime rate or London Inter-Bank Offered Rate (“LIBOR”).

The mix of interest-earning assets can also affect the interest rate spread. Regions’ primary types of interest-earning assets are loans and investment securities. Certain types of interest-earning assets have historically generated larger spreads. For example, loans typically generate larger spreads than other assets, such as securities, Federal funds sold or securities purchased under agreement to resell. However, in 2009, the spread on loans decreased due to lower interest rates and a higher level of loans on non-accrual status. Average interest-earning assets at December 31, 2009 totaled $125.9 billion, an increase of $5.8 billion as compared to the prior year, or 4.8 percent. While average earning assets rose during 2009, the mix changed somewhat, reflecting higher securities balances on average and a decline in average loans due to decreased loan demand. Also affecting the interest spread was a much higher amount of interest-bearing deposits in other banks (included in “other interest-earning assets” in Table 3), primarily the Federal Reserve Bank, a result of the Company’s liquidity management. These deposits generate a significantly lower spread than loans or securities. Average loans as a percentage of average interest-earning assets were 75 percent in 2009 and 81 percent in 2008. The categories which comprise interest-earning assets are shown in Table 3 “Consolidated Average Daily Balances and Yield/Rate Analysis Including Discontinued Operations”.

The proportion of average interest-earning assets to average total assets measures the effectiveness of management’s efforts to invest available funds into the most profitable interest-earning vehicles and represented 88 percent and 83 percent for 2009 and 2008, respectively. This measure was driven higher in 2009 by the previously described relatively low-yielding interest-bearing deposits in other banks. Funding for Regions’ interest-earning assets comes from interest-bearing and non-interest-bearing sources. Another significant factor affecting the net interest margin is the percentage of interest-earning assets funded by interest-bearing liabilities. The percentage of average interest-earning assets funded by average interest-bearing liabilities was 80 percent in 2009 and 85 percent in 2008, also affected by the aforementioned increase in deposits in other banks.

Table 4 “Volume and Yield/Rate Variances” provides additional information with which to analyze the changes in net interest income.

Provision for Loan Losses

The provision for loan losses is used to maintain the allowance for loan losses at a level that in management’s judgment is adequate to cover losses inherent in the portfolio at the balance sheet date. During 2009, the provision for loan losses was $3.5 billion and net charge-offs were $2.3 billion. This compares to a provision for loan losses of $2.1 billion and net charge-offs of $1.5 billion in 2008. Net charge-offs as a percent of average loans were 2.38 percent in 2009 compared to 1.59 percent in 2008. The increase in the provision was primarily due to focused efforts to identify and address loan portfolio pressure, as well as continued deterioration in the residential homebuilder, condominium and home equity portfolios. Income-producing commercial real estate, including multi-family and retail, also contributed to the increased level of non-performing loans, which significantly impacts the level of the provision.

For further discussion and analysis of the total allowance for credit losses, see the “Risk Management” section found later in this report. See also Note 6 “Allowance for Credit Losses” to the consolidated financial statements.

NON-INTEREST INCOME

Non-interest income represents fees and income derived from sources other than interest-earning assets. Table 5 “Non-Interest Income” provides a detail of the components of non-interest income. Non-interest income totaled $3.8 billion in 2009 compared to $3.1 billion in 2008. The increase in non-interest income is primarily due to revenue generated from unwinding certain leveraged lease transactions during the year. However, this revenue was more than offset by the related income tax expense, resulting in an insignificant aggregate impact to net income. Excluding the leveraged lease terminations, results reflected an increase in mortgage income, primarily due to customers taking advantage of historically low mortgage rates, which drove higher mortgage originations and slightly higher service charges income. In addition, non-interest income was aided by a gain on the early extinguishment of debt realized in connection with the Company’s issuance of common stock in exchange for trust preferred securities. Offsetting these increases, brokerage, investment banking and capital markets revenue declined due to lower fees from investment banking and capital markets. In addition, trust income fees were negatively impacted by lower asset valuations due to the disarray in the markets during the year. Non-interest income (excluding securities transactions and leveraged lease gains) as a percent of total revenue (on a fully taxable-equivalent basis) equaled 44 percent in 2009 compared to 43 percent in 2008. The increase is primarily due to higher mortgage income and a decline in net interest income in 2009.

Table 5—Non-Interest Income

	Year Ended December 31
	2009	2008	2007
	(In millions)
Service charges on deposit accounts	$1,156	$1,148	$1,163
Brokerage, investment banking and capital markets	989	1,027	895
Mortgage income	259	138	136
Trust department income	191	234	251
Securities gains (losses), net	69	92	(9)
Insurance commissions and fees	105	110	99
Leveraged lease termination gains	587	—	—
Gain on early extinguishment of debt	61	—	—
Visa-related gains	80	63	—
Bank-owned life insurance	74	78	62
Other miscellaneous income	184	183	259

	$3,755	$3,073	$2,856

Service Charges on Deposit Accounts

Income from service charges on deposit accounts increased 1 percent to $1.2 billion in 2009 from $1.1 billion in 2008. This modest increase was the result of an increase in interchange income due to higher volumes, partially offset by a decline in overdraft and insufficient funds revenues. Effective April 2010, Regions will eliminate overdraft fees for all transactions when customers overdraw their accounts less than $5 and will lower the maximum number of overdrafts charged per day. Additionally, pending regulatory changes may negatively impact service charges prospectively. Total revenues from overdrafts and insufficient funds charges were $605 million in 2009 and $622 million in 2008.

Brokerage, Investment Banking and Capital Markets and Trust Department Income

Regions’ primary source of brokerage, investment banking, capital markets and trust revenue is its subsidiary, Morgan Keegan. Morgan Keegan’s revenues are predominantly recorded in the brokerage, investment banking and capital markets, as well as trust department income lines of the consolidated statements of operations, while a smaller portion is reported in other non-interest income. As of December 31, 2009, Morgan Keegan employed approximately 1,267 financial advisors.

Morgan Keegan contributed $1.3 billion in total revenues in 2009 and in 2008. Total brokerage, investment banking and capital markets revenues decreased 4 percent to $989 million in 2009 from $1 billion in 2008, primarily due to the impact of general economic pressures and a decline in capital markets income. Results for 2009 reflect the impact of significant pressure within the credit markets and general upheaval in domestic and foreign markets, as well as a reluctance of retail investors to make investment decisions, due to declining property values and declining personal wealth. Customer and trust assets under management were approximately $75.5 billion and $70.0 billion, respectively, at year-end 2009 compared to approximately $63.0 billion and $62.1 billion, respectively, at year-end 2008. The rise in assets under management is primarily driven by a higher amount of asset inflows and higher end of period asset valuations than in the prior year.

Revenues from the private client division, which have been affected by unsettled market conditions, declined 6 percent to $317 million, or 25 percent of Morgan Keegan’s total revenue in 2009 compared to $339 million or 25 percent in 2008. Fixed-Income Capital Markets revenues increased $82 million to $452 million, as compared to $370 million in 2008, driven by institutional customers’ demand for government, mortgage-backed and municipal securities. Also contributing to the record amount of volume by the Fixed-Income Capital Markets division was a steep yield curve and a number of strategic hires, including municipal trading and sales professionals, which were made in late 2008 and early 2009. Equity capital markets revenue was negatively impacted by the financial turmoil in late 2008 and throughout 2009. Equity capital markets revenues totaled $85 million in 2009, compared to $128 million in 2008. Trust revenues decreased 15 percent to $197 million in 2009, impacted by lower fees which are driven by lower average asset valuations. In addition, 2008 reflected the benefit of revenues from the negotiation of natural lease drilling rights on customer properties which did not repeat in 2009. The asset management division produced $150 million of revenue in 2009 compared to $177 million in 2008, pressured by a lower amount of fees from commissions.

Morgan Keegan’s pre-tax income was negatively affected during 2008 by $49 million in losses on investments in two open-end mutual funds managed by Morgan Keegan with no corresponding impact in 2009. Professional and legal fees increased at Morgan Keegan from $90 million in 2008 to $161 million in 2009. See Note 24, “Commitments, Contingencies and Guarantees” for further information.

See Table 6 “Morgan Keegan” for a detail of the components of Morgan Keegan’s contribution to the Company’s revenue and earnings for the years ended December 31, 2009, 2008 and 2007 and Table 7 “Morgan Keegan Revenue by Division”, which illustrates Morgan Keegan’s revenues by division for the years ended December 31, 2009, 2008 and 2007.

Table 6—Morgan Keegan

	Year Ended December 31
	2009	2008	2007
	(In millions)
Revenues:
Commissions	$202	$249	$315
Principal transactions	432	271	182
Investment banking	206	210	191
Interest	75	157	154
Trust fees and services	177	213	226
Investment advisory	143	203	184
Other	47	37	86

Total revenues	1,282	1,340	1,338
Expenses:
Interest expense	17	83	76
Non-interest expense	1,122	1,055	998

Total expenses	1,139	1,138	1,074

Income before income taxes	143	202	264
Income taxes	53	74	96

Net income	$90	$128	$168

Table 7—Morgan Keegan Revenue by Division

	Year Ended December 31
	Private Client	Fixed-Income Capital Markets	Equity Capital Markets	Regions MK Trust	Asset Management	Interest and Other
	(Dollars in millions)
2009
Gross revenue	$317	$452	$85	$197	$150	$81
Percent of gross revenue	24.7%	35.3%	6.6%	15.4%	11.7%	6.3%

2008
Gross revenue	$339	$370	$128	$231	$177	$95
Percent of gross revenue	25.3%	27.7%	9.5%	17.2%	13.2%	7.1%

2007
Gross revenue	$394	$244	$103	$226	$189	$182
Percent of gross revenue	29.4%	18.2%	7.7%	16.9%	14.1%	13.7%

Mortgage Income

Mortgage income is generated through the origination and servicing of mortgage loans for long-term investors and sales of mortgage loans in the secondary market. Mortgage income increased $121 million, or 88 percent in 2009, to $259 million. The increase was due to increased refinance activity as customers took advantage of historically low mortgage rates, resulting in $9.6 billion in mortgage originations during the year, compared to $5.4 billion in 2008. Market valuation adjustments for mortgage servicing rights and related derivatives added $13 million to mortgage income in 2009. No such income was recorded in the previous year. See Note 22 “Fair Value of Financial Instruments” to the consolidated financial statements for further detail.

Effective January 1, 2009, Regions made an election to prospectively change the policy for accounting for residential mortgage servicing rights from the amortization method to the fair value measurement method. Under the fair value measurement method, servicing assets are measured at fair value each period with changes in fair value recorded as a component of mortgage banking income. Regions uses various derivative instruments to mitigate the effect of changes in the fair value of its mortgage servicing rights in the statement of operations. Beginning in the fourth quarter of 2009, the Company also began using trading assets to mitigate the impact of changes in the fair value of its mortgage servicing rights. Because changes in value of trading assets are reported in brokerage income, and because earnings on these assets are reported in net interest income, the total effect of mortgage servicing rights and related hedging instruments impacts several line items in the 2009 statement of operations, as illustrated in Table 8.

Table 8—Categorization of Income Related to Mortgage Servicing Rights and Related Hedging Instruments

2009
(In millions)
Net interest income	$20
Brokerage income	4
Mortgage income	13

$37

During 2008, the Company sold mortgage servicing rights on approximately $3.4 billion of GNMA (Government National Mortgage Association) loans and recognized a loss of $15 million, including transaction costs. The Company did not sell any mortgage servicing rights in 2009. At December 31, 2009, Regions’ servicing portfolio totaled $39.7 billion, and of this portfolio, $23.3 billion were serviced for third parties. At December 31, 2008, the servicing portfolio totaled $36.6 billion, $21.2 billion of which were serviced for third parties.

Securities Gains (Losses), Net

Regions reported net gains of $69 million from the sale of securities available for sale in 2009, as compared to net gains of $92 million in 2008. During the year, the company significantly reduced its exposure in non-agency investment securities, collateralized mortgage-backed securities and municipal securities and through these measures incurred some losses on the sales. The Company’s gains were due to increased sales activity within the available for sale category as part of the Company’s asset/liability management strategies. The proceeds from the sales in 2009 and 2008 were reinvested in U.S. government agency mortgage-backed securities classified as available for sale. Refer to “Securities” section in the “Balance Sheet Analysis” for further discussion.

Insurance Commissions and Fees

Insurance commissions and fees decreased 5 percent to $105 million in 2009, compared to $110 million in 2008. This decrease is primarily due to the continued decline in insurance premium rates coupled with lower volume.

Leveraged Lease Termination Gains

A 2008 settlement with the IRS negatively impacted the economics of Regions’ leveraged lease portfolio. In addition, there was a mutual desire with lessees to terminate certain leases within this portfolio. Accordingly, the Company decided to terminate these leases in 2009, resulting in gains of $587 million. However, these gains were more than offset by related income tax expense of $589 million, resulting in a minimal impact to net income in 2009.

Gain on Early Extinguishment of Debt

During 2009, Regions completed an exchange of common shares for outstanding 6.625% Trust Preferred Securities issued by Regions Financing Trust II (“the Trust”). In connection with this exchange, the Company recognized a gain on extinguishment of junior subordinated debt issued to the Trust. The extinguishment resulted in an increase to non-interest income of $61 million in 2009. For further details, see Note 15 “Stockholders’ Equity and Comprehensive Income (Loss)” to the consolidated financial statements.

Visa-related Gains

In early 2008, Visa executed an initial public offering (IPO) of common stock and, in connection with the IPO, Regions’ ownership interest in Visa was converted into approximately 3.8 million shares of Class B common stock. In late 2008, Regions recognized a $63 million gain upon the redemption of these shares. In 2009, Regions sold its remaining Visa Class B common stock resulting in an $80 million gain.

Bank-Owned Life Insurance

Bank-owned life insurance income decreased 5 percent to $74 million in 2009, compared to $78 million in 2008. This decrease is primarily due to lower crediting rates caused by declines in the financial markets.

NON-INTEREST EXPENSE

The following section contains a discussion of non-interest expense from continuing operations. The largest components of non-interest expense are salaries and employee benefits, net occupancy expense and furniture and equipment expense. Non-interest expense in 2008 included a $6.0 billion non-cash goodwill impairment charge and merger-related charges totaling $201 million. Non-interest expense, excluding the merger-related and goodwill impairment charges, increased $160 million, or 3 percent, to $4.8 billion in 2009.

During the fourth quarter of 2009, Regions announced plans to consolidate 121 branches during the first quarter of 2010. The decision to consolidate these branches was based largely on their proximity to other branches and an opportunity for combined performance improvement. Costs associated with these consolidations totaled approximately $53 million dollars in 2009.

Table 9 “Non-Interest Expense (including Non-GAAP reconciliation)” presents major non-interest expense components, both including and excluding merger-related charges and goodwill impairment, for the years ended December 31, 2009, 2008 and 2007. Management believes Table 9 is useful in evaluating trends in non-interest expense. Note that merger-related charges as shown in this table relate to Regions’ acquisition of AmSouth in November 2006. See Table 2 “GAAP to Non-GAAP Reconciliation,” and the text preceding it, for further discussion of non-GAAP financial measures.

Table 9—Non-Interest Expense (including Non-GAAP reconciliation)

	As Reported (GAAP)
	2009	2008	2007
	(In millions)
Salaries and employee benefits	$2,269	$2,356	$2,472
Net occupancy expense	454	442	414
Furniture and equipment expense	311	335	301
Professional and legal fees	309	214	152
Amortization of core deposit intangibles	120	134	155
Other real estate owned expense	175	103	16
Marketing	75	97	134
Goodwill impairment	—	6,000	—
Other-than-temporary impairments	75	23	7
Mortgage servicing rights impairment	—	85	6
FDIC special assessment	64	—	—
FDIC premiums	163	15	11
Other miscellaneous expenses	736	988	992

	$4,751	$10,792	$4,660

	Merger-Related Charges and Goodwill Impairment
	2009	2008	2007
	(In millions)
Salaries and employee benefits	$—	$134	$159
Net occupancy expense	—	4	34
Furniture and equipment expense	—	5	5
Professional and legal fees	—	7	34
Amortization of core deposit intangibles	—	—	—
Other real estate owned expense	—	—	—
Marketing	—	13	43
Goodwill impairment	—	6,000	—
Other-than-temporary impairments	—	—	—
Mortgage servicing rights impairment	—	—	—
FDIC special assessment	—	—	—
FDIC premiums	—	—	—
Other miscellaneous expenses	—	38	76

	$—	$6,201	$351

	As Adjusted (Non-GAAP)
	2009	2008	2007
	(In millions)
Salaries and employee benefits	$2,269	$2,222	$2,313
Net occupancy expense	454	438	380
Furniture and equipment expense	311	330	296
Professional and legal fees	309	207	118
Amortization of core deposit intangibles	120	134	155
Other real estate owned expense	175	103	16
Marketing	75	84	91
Other-than-temporary impairments	75	23	7
Mortgage servicing rights impairment	—	85	6
FDIC special assessment	64	—	—
FDIC premiums	163	15	11
Other miscellaneous expenses	736	950	916

	$4,751	$4,591	$4,309

Salaries and Employee Benefits

Total salaries and employee benefits decreased $87 million, or 4 percent, in 2009. Included in total salaries and employee benefits are merger charges totaling $134 million in 2008. The year-over-year decrease in salaries and employee benefits cost is the due to the 2008 merger charges and a 7 percent decline in headcount. At December 31, 2009, Regions had 28,509 employees compared to 30,784 at December 31, 2008.

Regions provides employees who meet established employment requirements with a benefits package that includes 401(k), pension, and medical, life and disability insurance plans. New enrollment in the Regions pension plan ended effective December 31, 2000. New enrollment in the legacy AmSouth pension plan ended effective with the merger date, November 4, 2006. Former AmSouth employees enrolled as of November 4, 2006 continue to be active in the plan, but no additional participants will be added. Effective September 30, 2007, the two pension plans merged into one plan. Regions’ 401(k) plan includes a company match of eligible employee contributions. The Company temporarily suspended the pension service credit and the company match for eligible employee contributions in early 2009; however, the Company announced that these will be restored beginning in January 2010. The temporary suspensions contributed to the decrease in salaries and employee benefits in 2009 as compared to 2008. See Note 18 “Pension and Other Employee Benefit Plans” to the consolidated financial statements for further details.

There are various incentive plans in place in many of Regions’ lines of business that are tied to the performance levels of employees. At Morgan Keegan, commissions and incentives are a key component of compensation, which is typical in the brokerage and investment banking industry. In general, incentives are used to reward employees for selling products and services, for productivity improvements and for achievement of corporate financial goals. These achievements are determined through a review of profitability versus risk management. Regions’ long-term incentive plan provides for the granting of stock options, restricted stock, restricted stock units and performance shares. See Note 17 “Share-Based Payments” to the consolidated financial statements for further information.

Net Occupancy Expense

Net occupancy expense includes rents, depreciation and amortization, utilities, maintenance, insurance, taxes, and other expenses of premises occupied by Regions and its affiliates. Occupancy expense increased $12 million, or 3 percent, in 2009 primarily due to charges associated with the 2009 decision to consolidate 121 branches. Also, included in net occupancy expense in 2008 were merger charges of $4 million, reflecting costs to vacate leases due to the merger.

Furniture and Equipment Expense

Furniture and equipment expense decreased $24 million to $311 million in 2009. This decrease is primarily due to lower depreciation, however 2009 branch consolidation charges of $7 million partially offset the decreases. Included in furniture and equipment expense were merger charges of $5 million in 2008.

Professional and Legal Fees

Professional and legal fees are comprised of amounts related to legal, consulting and other professional fees. These fees increased $95 million to $309 million in 2009. Included in professional fees during 2008 were $7 million of merger-related charges. The increase in 2009 is primarily due to higher legal expenses incurred at Morgan Keegan and credit-related legal costs (such as legal fees associated with loan work-outs). Refer to Note 24 “Commitments, Contingencies and Guarantees” to the consolidated financial statements for additional information.

Amortization of Core Deposit Intangibles

The premium paid for core deposits in an acquisition is considered to be an intangible asset that is amortized on an accelerated basis over its useful life. As a result, amortization of core deposit intangibles decreased 10 percent to $120 million in 2009 compared to $134 million in 2008.

Other Real Estate Owned Expense

Other real estate owned (“OREO”) expenses include the cost of adjusting foreclosed properties to fair value after these assets have been classified as OREO and net gains and losses on sales of properties, as well as other costs to maintain the property such as property taxes, security, grounds maintenance, etc. Despite Regions’ aggressive and successful efforts to sell foreclosed properties, balances increased $364 million to $607 million in 2009 compared to $243 million in 2008 due to increasing numbers of foreclosures. OREO expense increased $72 million to $175 million in 2009 compared to $103 million in 2008, driven by a significant increase in OREO balances, coupled with property valuation declines resulting from further deterioration of the housing and real estate markets. See Note 10 “Foreclosed Properties” to the consolidated financial statements.

Marketing

Marketing expense decreased $22 million during 2009 to $75 million compared to $97 million in 2008. The decrease was driven by $13 million of merger-related charges in 2008.

Goodwill Impairment

Regions incurred a $6.0 billion non-cash goodwill impairment charge as a result of a goodwill evaluation performed in the fourth quarter of 2008. This evaluation indicated the estimated implied fair value of the General Banking/Treasury reporting unit’s goodwill was less than its book value, therefore requiring the impairment charge. Refer to Note 1 “Summary of Significant Accounting Policies” and Note 9 “Intangible Assets” to the consolidated financial statements for further discussion.

Other-Than-Temporary Impairments (OTTI)

OTTI increased $52 million during 2009 to $75 million compared to $23 million in 2008. Refer to Note 4 “Securities” to the consolidated financial statements for further discussion.

Mortgage Servicing Rights Impairment

Mortgage servicing rights impairment was $85 million in 2008. There was no impairment related to mortgage servicing rights in 2009 as the Company elected the fair value method as of January 1, 2009. Refer to Note 1 “Summary of Significant Accounting Policies” to the consolidated financial statements for further details.

FDIC Premiums and Special Assessment

FDIC premiums increased in 2009 by $212 million to $227 million. The increases resulted from higher premium rates applied to a higher level of insured deposit balances. On October 7, 2008, the FDIC increased the rates banks pay for deposit insurance, while at the same time making adjustments to the system that determines what rate a bank pays the FDIC. Under this and additional proposals, the assessment rate schedule was raised on January 1, 2009. The bank regulatory agencies’ ratings, comprised of Regions Bank’s capital, asset quality, management, earnings, liquidity and sensitivity to risk, along with its long-term debt issuer ratings and financial ratios are the primary factors in determining FDIC insurance premiums.

Additionally, during early 2009 Regions utilized its remaining assessment credits, which had previously offset a substantial portion of premium cost. Regions qualified for a credit of approximately $110 million, which was applied toward premiums in 2009, 2008 and 2007, thereby exhausting the credit.

Under existing federal regulations, every FDIC-insured institution will pay some level of deposit insurance assessments regardless of the level of designated reserve ratio. Regions incurred a $64 million special assessment in 2009 to help replenish the Deposit Insurance Fund. Additionally, the FDIC required all institutions to prepay, by December 31, 2009, estimated assessments for the fourth quarter of 2009 (typically paid one quarter in arrears), and for all of 2010, 2011, and 2012, with a 3 basis point increase beginning in 2011. Regions expects the FDIC premium expense to remain elevated in future years.

Other Miscellaneous Expenses

Other miscellaneous expenses include communications, valuation impairment charges and business development services. Other miscellaneous expenses decreased $252 million to $736 million in 2009. Included in other miscellaneous expenses are merger charges totaling $38 million in 2008. The decline in 2009 was attributable to several factors. As discussed above, in January 2009, Regions began accounting for mortgage servicing rights at fair market value with any changes to fair value being recorded in mortgage income. At that time, Regions was no longer required to adjust non-interest expense for amortization of mortgage servicing rights. The impact of the amortization expense for 2008 was $75 million and there was no corresponding impact in 2009. Also, included in other non-interest expense in 2008 was $49 million of write-downs on investments in two Morgan Keegan mutual funds with no similar expense during 2009. In addition, non-interest expense was negatively impacted in 2008 by a $65 million loss on the early extinguishment of debt.

INCOME TAXES

Regions’ 2009 benefit for income taxes from continuing operations decreased $177 million to a tax benefit of $171 million compared to a tax benefit of $348 million in 2008. The decrease in the benefit is primarily related to the tax expenses on leveraged lease terminations in 2009 and the release of uncertain tax position reserves that occurred in 2008.

Periodically, Regions invests in pass-through investment vehicles that generate tax credits, principally low-income housing credits, which directly reduce Regions’ federal income tax liability. Congress has enacted these tax credit programs to encourage capital inflows to these investment vehicles. The amount of tax benefit recognized from these tax credits was $80 million in 2009 compared to $56 million in 2008.

Regions has segregated a portion of its investment securities and intellectual property into separate legal entities in order to, among other business purposes, maximize the return on such assets by the professional and focused management thereof. Regions recognized state tax benefits related to these legal entities of $24 million in 2009 compared to $38 million in 2008.

Management’s determination of the realization of deferred tax assets ($950 million on a net basis) is based upon management’s judgment of various future events and uncertainties, including the timing, nature and amount of future taxable income earned by certain subsidiaries and the implementation of various plans to maximize realization of deferred tax assets in addition to taxable income within the carryback period and reversal of taxable temporary differences. In making its determination of the realization of the net deferred tax asset, management has considered all positive and negative evidence available as of December 31, 2009. Excluding the impact of the $6.0 billion goodwill impairment during 2008, Regions would have had a cumulative three-year pretax income of approximately $669 million for 2007 through 2009. Regions concluded that it is appropriate to consider the three-year cumulative position excluding goodwill, given that the goodwill impairment charge is not treated as tax deductible. Management believes Regions will generate sufficient operating earnings to realize the deferred tax benefits.

Regions also has carryback potential to taxable income in prior years allowed by the tax law and future reversal of taxable temporary differences. In addition to tax planning strategies, management has given consideration to projected earnings in future years within the statutory tax loss carryforward periods that significantly exceed total deferred tax assets due to Regions’ strong capital position and history of strong and significant pre-tax earnings.

It should also be noted that only a small portion of the deferred tax assets relating to tax credit carryover has been recognized for tax purposes, which impose a 20 year expiration date by the operation of the U.S. tax law. Almost all of the gross deferred tax asset is produced by timing differences between GAAP and taxable income, a significant portion of which relates to allowance for loan losses. This portion of the gross deferred tax asset relates to items that have not yet reduced taxable income and therefore, does not have a set expiration as of December 31, 2009.

However, management believes that a portion of its state net operating loss carryforwards will not be realized. Accordingly, a valuation allowance has been established in the amount of $23 million against such benefits in both 2009 and 2008.

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

As of December 31, 2009 and December 31, 2008, the liability for gross unrecognized tax benefits was approximately $26 million and $55 million, respectively. Of the Company’s liability for gross unrecognized tax benefits as of December 31, 2009, essentially all of the approximately $26 million would reduce the Company’s effective tax rate, if recognized. As of December 31, 2009, Regions recognized a liability for interest on uncertain tax positions of approximately $5 million for interest, on a pre-tax basis, as compared to $31 million in 2008. Additionally, during the year ended December 31, 2009, Regions recognized interest expense on uncertain tax positions, on a pre-tax basis, on uncertain tax positions of approximately $5 million as compared to $39 million in 2008.

See Note 1 “Summary of Significant Accounting Policies” and Note 20 “Income Taxes” to the consolidated financial statements for additional information about income taxes.

BALANCE SHEET ANALYSIS

At December 31, 2009, Regions reported total assets of $142.3 billion compared to $146.2 billion at the end of 2008, a decrease of approximately $3.9 billion or 3 percent. The balance sheet decline reflects a decrease in loans outstanding, primarily commercial and investor real estate balances, as well as a decrease in interest-bearing deposits in other banks. Offsetting these decreases were increases in securities available for sale. Due to continued lower loan demand, combined with liquidity available to the Company, Regions’ earning assets shifted to a heavier focus on investment securities. Securities available for sale represented 19.1% of earning assets at December 31, 2009, as compared to 14.7% at December 31, 2008.

Loans

Average loans, net of unearned income, represented 75 percent of average interest-earning assets for the year ended December 31, 2009 compared to 81 percent of average interest-earning assets for the year ended December 31, 2008. Lending at Regions is generally organized along three functional lines: commercial and industrial loans (including financial and agricultural, and owner occupied mortgage and construction loans), investor real estate loans (commercial real estate mortgage and construction loans) and consumer loans (residential first mortgage, home equity, indirect and other consumer loans). The composition of the portfolio by these major categories is presented in Table 10 “Loan Portfolio.”

Regions manages loan growth with a focus on risk management and risk adjusted return on capital. Regions is continuing to make credit available to consumers, small businesses and commercial companies as intended by Treasury and the Congress in establishing the government investment in banks (See “Stockholders’ Equity” section found later in this report). However, loan balances have declined between years as a result of decreased loan demand in response to economic pressures.

Table 10 illustrates a year-over-year comparison of loans by loan type and Table 11 provides information on selected loan maturities.

Table 10—Loan Portfolio

	2009	2008
	(In millions, net of unearned income)
Commercial and industrial	$21,547	$23,596
Commercial real estate mortgage—owner occupied	12,054	11,722
Commercial real estate construction—owner occupied	751	1,605

Total commercial	34,352	36,923
Commercial investor real estate mortgage	16,109	14,486
Commercial investor real estate construction	5,591	9,029

Total investor real estate	21,700	23,515
Residential first mortgage	15,632	15,839
Home equity	15,381	16,130
Indirect	2,452	3,854
Other consumer	1,157	1,158

Total consumer	34,622	36,981

	$90,674	$97,419

	2007	2006	2005
	(In millions, net of unearned income)
Commercial and industrial	$20,907	$24,145	$14,728
Commercial real estate(1)	23,107	19,646	24,774
Commercial real estate construction(1)(2)	13,302	14,121	7,362
Residential first mortgage(2)	16,960	15,584	n/a
Home equity	14,962	14,889	7,795
Indirect	3,938	4,038	1,354
Other consumer	2,203	2,128	2,392

	$95,379	$94,551	$58,405

(1)	Breakout of commercial real estate mortgage and construction between owner occupied and investor categories is not available for periods prior to 2008.
(2)	Breakout of residential first mortgage is not available for 2005 due to the AmSouth merger; residential first mortgage is included in commercial real estate mortgage for 2005.

Table 11—Selected Loan Maturities

	Loans Maturing
	Within One Year	After One But Within Five Years	After Five Years	Total
	(In millions)
Commercial and industrial	$7,327	$10,821	$3,399	$21,547
Commercial real estate mortgage—owner-occupied	1,847	6,024	4,183	12,054
Commercial real estate construction—owner-occupied	149	186	416	751

Total commercial	9,323	17,031	7,998	34,352
Commercial investor real estate mortgage	7,374	7,698	1,037	16,109
Commercial investor real estate construction	3,255	2,245	91	5,591

Total investor real estate	10,629	9,943	1,128	21,700

	$19,952	$26,974	$9,126	$56,052

	Predetermined Rate	Variable Rate
	(In millions)
Due after one year but within five years	$6,855	$20,119
Due after five years	4,932	4,194

	$11,787	$24,313

Note:	Table 11 excludes residential first mortgage, home equity, indirect and other consumer loans.

The following sections describe the composition of the various loan categories in Table 10 and explain variations in balances from the 2008 year-end. See the “Credit Risk” section later in this report for discussion of risk characteristics in these categories and Regions’ management of those risks.

Commercial—The Commercial category includes commercial and industrial, representing loans to commercial customers for use in normal business operations to finance working capital needs, equipment purchases or other expansion projects. Commercial also includes owner-occupied commercial real estate loans to operating businesses. Owner-occupied commercial real estate mortgage loans to operating businesses are for long-term financing of land and buildings, and are repaid by cash flow generated by business operations. Owner-occupied construction loans are made to commercial businesses for the development of land or construction of a building where the repayment is derived from revenues generated from the business of the borrower. During 2009, total commercial loan balances decreased 7 percent, driven by decreased line utilization reflective of weak demand.

Investor Real Estate—Loans for real estate development are repaid through cash flow related to the operation, sale or refinance of the property. These loans are made to finance income-producing properties such as apartment buildings, office and industrial buildings, and retail shopping centers. Additionally, this portfolio includes extensions of credit to real estate developers or investors where repayment is dependent on the sale of real estate or income generated from the real estate collateral. A portion of Regions’ investor real estate portfolio is comprised of residential product types (land, single-family and condominium loans) within Regions’ markets. The investor real estate loan category decreased $1.8 billion from 2008 balances primarily due to transfer of problem loans to held for sale and note sales. The decline in construction balances is a result of lower originations and transfers of construction lending to permanently financed commercial real estate mortgages.

During 2008 and continuing into 2009, the risk of non-collection for certain loan categories within investor real estate increased. The residential homebuilder portfolio and the condominium portfolio significantly contributed to credit losses during this period. During 2009, income-producing commercial real estate categories, including multi-family and retail, showed signs of credit pressure. A full discussion of these developments is included in the “Credit Risk” section later in this report.

Residential First Mortgage—Residential first mortgage loans represent loans to consumers to finance a residence. These loans are typically financed over a 15 to 30 year term and, in most cases, are extended to borrowers to finance their primary residence. These loans experienced a $207 million decline to $15.6 billion in 2009. Demand for this type of lending slowed during 2008 as property values declined, new and used home sales reached historically low levels, and credit markets contracted in general. Higher charge-offs also contributed to declines in this category. However, due to declining mortgage rates, which became especially attractive late in 2008 and throughout 2009, refinancing activity increased substantially in 2009, and partially offset the decline. See the “Credit Risk” section later in this report for additional discussion.

Home Equity—Home equity lending includes both home equity loans and lines of credit. This type of lending, which is secured by a first or second mortgage on the borrower’s residence, allows customers to borrow against the equity in their home. Real estate market values as of the time the loan or line is secured directly affect the amount of credit extended and, in addition, changes in these values impact the depth of potential losses. The vast majority of Regions’ home equity lending balances was originated through its branch network. During 2009, home equity balances decreased $749 million to $15.4 billion, driven by a general decline in demand and lower property valuations across the Company’s operating footprint. During 2009, credit quality within the home equity portfolio continued to reflect pressure. Accordingly, higher charge-offs also contributed to declines in this category. The majority of the credit losses from this portfolio are related to loans where the collateral is a second lien located in Florida. A full discussion of these developments is included in the “Credit Risk” section later in this report.

Indirect—Indirect lending, which is lending initiated through third-party business partners, is largely comprised of loans made through automotive dealerships. Regions continually rationalizes the risk/reward characteristics of each of its lending lines and ceased new originations within the indirect auto lending business in 2008 and the marine and recreational vehicle lending businesses in 2007, resulting in a decrease of $1.4 billion or 36% in 2009. Each of these portfolios is a declining element in the overall loan portfolio and will continue to reduce as loans are repaid.

Other Consumer—Other consumer loans include direct consumer installment loans, overdrafts and other revolving credit, and educational loans. Other consumer loans totaled $1.2 billion at December 31, 2009, relatively unchanged from prior year.

Loans Held for Sale

At December 31, 2009, loans held for sale totaled $1.5 billion, consisting of $316 million of non-performing investor real estate loans, $783 million of residential real estate mortgage loans, and $412 million of student loans. At December 31, 2008, loans held for sale totaled $1.3 billion, consisting of $420 million of non-performing investor real estate loans, $513 million of residential real estate mortgage loans, and $349 million of student loans. The increase in loans held for sale primarily resulted from increased mortgage origination volumes and from loans being designated as held for sale during the year, partially offset by sales activity.

Allowance for Credit Losses

The allowance for credit losses represents management’s estimate of credit losses inherent in both the loan portfolio and unfunded credit commitments as of the balance sheet date. The allowance consists of two components: the allowance for loans losses, which is recorded as a contra-asset to loans, and the reserve for unfunded credit commitments, which is recorded in other liabilities. At December 31, 2009, the allowance for credit losses totaled $3.2 billion or 3.52 percent of loans, net of unearned income, compared to $1.9 billion or 1.95 percent at year-end 2008. See “Allowance for Credit Losses” in the “Risk Management” section found later in this report for a detailed discussion of the allowance.

Securities

Regions utilizes the securities portfolio to manage liquidity, interest rate risk, and regulatory capital, as well as to take advantage of market conditions to generate a favorable return on investments without undue risk. The portfolio consists primarily of high-quality mortgage-backed and asset-backed securities, as well as U.S. Treasury and Federal agency securities. Securities represented 17 percent of total assets at December 31, 2009 compared to 13 percent at December 31, 2008. In 2009, total securities, which are almost entirely classified as available for sale, increased $5.2 billion, or 28 percent. Growth was largely the result of securities purchased as a part of Regions’ risk management activities. In addition, since deposit growth outpaced loan demand throughout 2009, Regions added to its securities portfolio, targeting short duration assets with agency guarantees, as a means to increase interest income in the near term. In accordance with asset/liability strategy, and to reduce credit risk within the securities portfolio, the Company sold certain securities during 2009, offsetting purchases to some extent.

The “Interest Rate Risk” section, found later in this report, further explains Regions’ interest rate risk management practices. The weighted-average yield earned on securities, less equities, was 4.22 percent in 2009 and 5.07 percent in 2008. Table 12 “Securities” illustrates the carrying values of total securities by category.

Table 12—Securities

	2009	2008	2007
	(In millions)
U.S. Treasury securities	$57	$901	$965
Federal agency securities	51	1,705	3,330
Obligations of states and political subdivisions	70	757	732
Mortgage-backed securities
Residential agency	22,700	12,353	8,757
Residential non-agency	36	1,239	1,527
Commercial	21	757	809
Other debt securities	21	21	45
Equity securities	1,144	1,164	1,204

	$24,100	$18,897	$17,369

From time to time, Regions sells securities classified as available for sale as part of the Company’s asset/liability management strategy. In 2009, the proceeds from securities sales were reinvested in U.S. government agency mortgage-backed securities classified as available for sale. The sales achieved Regions’ goal of substantially de-risking the portfolio. Regions sold approximately $656 million of U.S. Treasury securities available for sale and recognized a gain of approximately $53 million. Also during the year, Regions sold approximately $1.4 billion of federal agency securities and recognized a gain of approximately $108 million. In an effort to de-risk the securities portfolio, Regions also sold various municipal, non-agency residential mortgage-backed, and non-agency commercial mortgage-backed securities. Specifically, the Company sold approximately $336 million of municipal securities and recognized a gain of approximately $9 million, approximately $1.2 billion of non-agency residential mortgage-backed securities and recognized a loss of approximately $103 million, and approximately $877 million of non-agency commercial mortgage-backed securities and recognized a loss of less than $1 million. At December 31, 2009 exposures in municipal obligations, residential non-agency mortgage-backed securities, and commercial non-agency mortgage-backed securities have been essentially eliminated. The resulting securities portfolio at December 31, 2009 is now heavily concentrated in U.S. government agency mortgage-backed securities. In addition to the sales related to the de-risking efforts, Regions sold approximately $500 million of agency residential mortgage-backed securities and recognized a gain of approximately $3 million.

Net unrealized gains and losses in the securities available for sale portfolio are included in stockholders’ equity as accumulated other comprehensive income or loss, net of tax. At December 31, 2009, securities available for sale included a net unrealized gain of $431 million, which represented the difference between the estimated fair value of these securities as of year-end and their amortized cost. The net unrealized gain represents $495 million in gross unrealized gains and $64 million in gross unrealized losses. At December 31, 2008, securities available for sale included a net unrealized loss of $12 million, which consisted of $552 million of gross unrealized gains and $564 million in gross unrealized losses. Equity securities consists predominantly of Federal Home Loan Bank stock and Federal Reserve stock.

Regions evaluates securities in a loss position for other-than-temporary impairment, considering such factors as the length of time and the extent to which the market value has been below cost, the credit standing of the issuer, Regions’ intent to sell and whether it is more likely than not that the Company will have to sell the security before its market value recovers. During 2009, Regions recognized, in earnings, approximately $75 million of securities impairments, related primarily to non-agency residential mortgage-backed securities, equity securities, and a single municipal issuer. During 2008, Regions recognized impairments of securities of approximately $28 million related primarily to equity securities and retained interests on beneficial interests. Due to the de-risking measures referred to above, the non-agency residential mortgage-backed securities for which other-than-temporary impairment was recorded during 2009 were sold at a later date during 2009. The risk of prospective other-than-temporary impairment charges is substantially lower at December 31, 2009 than in previous periods due to the shift in mix of the portfolio. See Note 4 “Securities” to the consolidated financial statements for further details.

Maturity Analysis—The average life of the securities portfolio (excluding equities) at December 31, 2009 was estimated to be 3.9 years, with a duration of approximately 1.9 years. These metrics compare with an estimated average life of 3.0 years, with a duration of approximately 2.6 years for the portfolio at December 31, 2008. Table 13 “Relative Contractual Maturities and Weighted-Average Yields for Securities” provides additional details.

Table 13—Relative Contractual Maturities and Weighted-Average Yields for Securities

	Securities Maturing
	Within One Year	After One But Within Five Years	After Five But Within Ten Years	After Ten Years	Total
	(Dollars in millions)
Securities:
U.S. Treasury securities	$—	$57	$—	$—	$57
Federal agency securities	34	5	9	3	51
Obligations of states and political subdivisions	8	14	5	43	70
Mortgage-backed securities
Residential agency	5	337	2,349	20,009	22,700
Residential non-agency	—	—	—	36	36
Commercial	—	—	—	21	21
Other debt securities	—	4	—	17	21

	$47	$417	$2,363	$20,129	$22,956

Weighted-average yield	5.19%	4.56%	4.37%	4.20%	4.22%
Taxable-equivalent adjustment for calculation of yield	$1	$2	$1	$6	$10

Notes:

1.	The weighted-average yields are calculated on the basis of the yield to maturity based on the book value of each security. Weighted-average yields on tax-exempt obligations have been computed on a fully taxable- equivalent basis using a tax rate of 35%. Yields on tax-exempt obligations have not been adjusted for the non-deductible portion of interest expense used to finance the purchase of tax-exempt obligations.
2.	Federal Reserve Bank stock, Federal Home Loan Bank stock, and equity stock of other corporations held by Regions are not included in the table above.

Portfolio Quality—Regions’ investment policy emphasizes credit quality and liquidity. Securities rated in the highest category by nationally recognized rating agencies and securities backed by the U.S. Government and government sponsored agencies, both on a direct and indirect basis, represented approximately 99.5 percent of the investment portfolio at December 31, 2009. State, county, and local municipal securities rated below single A or which are non-rated represented only 0.5 percent of total securities at year-end 2009. Due to the potential for downside price risk, the Company eliminated its exposure in non-agency commercial mortgage-backed securities, non-agency residential mortgage-backed securities and municipal bonds during the year. This was executed in order to reduce credit risk within the portfolio. Also, Regions increased its liquidity by reinvesting the proceeds in agency securities.

Cash and Cash Equivalents

Cash and cash equivalents include cash and due from banks, interest-bearing deposits in other banks (including the Federal Reserve Bank), and federal funds sold and securities purchased under agreements to resell (which have a life of 90 days or less). At December 31, 2009, these assets totaled $8 billion as compared to $11 billion at December 31, 2008. The year-over-year decrease was primarily driven by a reduction in Regions’ interest-bearing deposits in other banks, primarily lower balances in its Federal Reserve Bank account.

Trading Account Assets

Trading account assets increased $2.0 billion to $3.0 billion at December 31, 2009. The increase is primarily attributable to increased holdings of U.S. Treasury and Federal agency securities held for the purpose of hedging mortgage servicing rights (see Table 8 “Impact of Mortgage Servicing Rights and Related Hedging Instruments” for further discussion). The remainder of the trading account assets are primarily held at Morgan Keegan for the purpose of selling at a profit. Also included in trading account assets are securities held in rabbi trusts related to deferred compensation plans. Trading account assets are carried at market value with changes in market value reflected in the consolidated statements of operations. Table 14 “Trading Account Assets” provides a detail by type of security.

Table 14—Trading Account Assets

	December 31
	2009	2008
	(In millions)
Trading account assets:
U.S. Treasury and Federal agency securities	$2,447	$510
Obligations of states and political subdivisions	264	308
Other securities	328	232

	$3,039	$1,050

Premises and Equipment

Premises and equipment are stated at cost, less accumulated depreciation and amortization, as applicable. Premises and equipment at December 31, 2009 decreased $118 million to $2.7 billion compared to year-end 2008. This decrease primarily resulted from the depreciation on the premises and equipment.

Goodwill

Goodwill at December 31, 2009 totaled $5.6 billion, relatively unchanged from December 31, 2008. Impairment testing is performed on each of the Company’s reportable units on an annual basis, or more often if events or circumstances indicate that there may be impairment. As of December 31, 2009, Regions’ analysis indicated that the Company’s goodwill was not impaired. See Note 1 “Summary of Significant Accounting Policies” and Note 9 “Intangible Assets” to the consolidated financial statements for additional details.

Mortgage Servicing Rights

Mortgage servicing rights at December 31, 2009 totaled $247 million compared to $161 million at December 31, 2008. A summary of mortgage servicing rights is presented in Note 7 “Transfers and Servicing of Financial Assets” to the consolidated financial statements. The balances shown represent the right to service mortgage loans that are owned by other investors. Mortgage servicing rights are presented at fair value and at cost, less amortization and impairment, as of December 31, 2009 and 2008 respectively. During 2008, the Company sold mortgage servicing rights on approximately $3.4 billion of GNMA loans and recognized a loss of $15 million, including transaction costs.

On January 1, 2009, Regions began accounting for mortgage servicing rights at fair market value with any changes to fair value being recorded within mortgage income. Also, in early 2009, Regions entered into derivative and trading asset transactions to mitigate the impact of market value fluctuations related to mortgage servicing rights. Derivative instruments entered into in the future could be materially different from the current risk profile of Regions’ current portfolio. See the “Mortgage Income” section earlier in this report for detail regarding the effect of MSRs and related hedging items on Regions’ consolidated statement of operations.

Other Identifiable Intangible Assets

Other identifiable intangible assets, consisting primarily of core deposit intangibles, totaled $503 million at December 31, 2009 compared to $638 million at December 31, 2008. The year-over-year decline is mainly the result of amortization. Regions noted no indicators of impairment for any other identifiable intangible assets. See Note 9 “Intangible Assets” to the consolidated financial statements for further information.

Other Assets

Other assets decreased $45 million to $7.9 billion as of December 31, 2009. This decrease is primarily related to a lower level of derivatives used by the Company for hedging purposes, offset by an increase in foreclosed properties and prepaids related to FDIC premiums.

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

Deposits are Regions’ primary source of funds, providing funding for 75 percent of average interest-earning assets in 2009 and 2008. Table 15 “Deposits” details year-over-year deposits on a period-ending basis. Total deposits as of year-end 2009 increased $7.8 billion, or 9 percent, compared to year-end 2008. A key driver was the increased growth in non-interest-bearing demand deposits, savings, interest-bearing transaction accounts and domestic money market accounts. These increases were partially offset by decreasing foreign money market accounts and time deposits. Regions continues to grow customer households, commercial and small business relationships and deposits by deepening and retaining existing customer relationships as well as developing new relationships through client acquisition, new checking products and money market rate offers.

Customer deposits, which are total deposits excluding deposits used for wholesale funding purposes, increased by 9 percent to $98.6 billion on an ending basis during 2009. Non-interest bearing demand deposits, interest-bearing transaction accounts and money market accounts were the main source of growth. Slightly offsetting these products, time deposits declined. In 2008, the banking industry experienced very high deposit pricing due to liquidity concerns thereby accentuating pricing pressure on Regions and the industry as a whole. However, in 2009, customers’ concern regarding deposit safety dissipated and pricing rationale largely returned, enabling Regions to increase its low cost customer deposits and reduce its total deposit costs. Also impacting balances, Regions has added deposits through two FDIC-assisted transactions. The first occurred in September 2008, in which Regions assumed approximately $900 million of deposits, primarily time deposits, from Integrity Bank in Alpharetta, Georgia. The second occurred in early 2009, and Regions assumed approximately $285 million of deposits from FirstBank Financial Services in Henry County, Georgia.

Table 15—Deposits

	2009	2008	2007
	(In millions)
Non-interest bearing demand	$23,204	$18,457	$18,417
Savings	4,073	3,663	3,647
Interest-bearing transaction accounts	15,791	15,022	15,846
Money market accounts	23,291	19,471	18,934
Money market accounts—foreign	766	1,812	3,483
Time deposits	31,468	32,369	26,508

Customer deposits	98,593	90,794	86,835

Time deposits	87	110	2,791
Other foreign deposits	—	—	5,149

Treasury deposits	87	110	7,940

Total deposits	$98,680	$90,904	$94,775

Low cost deposits	$67,125	$58,425	$60,327

Within customer deposits, non-interest-bearing deposits increased $4.7 billion to $23.2 billion, driven by an increase in non-interest bearing deposits from commercial and small businesses. Regions was aided by its decision to opt into the FDIC’s Transaction Account Guarantee Program (“TAGP”), in which all non-interest bearing deposits are fully guaranteed by the FDIC. This program is scheduled to expire in June 2010 and could impact Regions’ non-interest bearing deposit balances. Non-interest-bearing deposits accounted for approximately 24 percent of total deposits at year-end 2009 as compared to 20 percent at year-end 2008. Savings balances increased $410 million to $4.1 billion, generally reflecting a growing savings culture, spurred by economic uncertainty. Interest-bearing transaction accounts increased 5 percent to $15.8 billion primarily due to new relationships gained from the company’s increase in new accounts opened.

Domestic money market products, which exclude foreign money market accounts, are one of Regions’ most significant funding sources, accounting for 24 percent of total deposits in 2009, compared to 21 percent in 2008. These balances increased 20 percent in 2009 to $23.3 billion as compared to the prior year. Money market accounts steadily increased throughout the year as customers moved into money market accounts to take advantage of higher rates. Also, foreign money market accounts decreased $1.0 billion, or 58 percent, to $766 million in 2009.

Also included in customer time deposits are certificates of deposit and individual retirement accounts. The balance of customer time deposits decreased 3 percent in 2009 to $31.5 billion compared to $32.4 billion in 2008. The decrease was primarily due to a decline in rates offered on these products. Customer time deposits accounted for 32 percent of total deposits in 2009 compared to 36 percent in 2008.

Consistent with prior year, total treasury deposits, which are used mainly for overnight funding purposes remained low, as the Company continued to utilize customer-based funding sources and the additional funding provided through new governmental liquidity programs. The Company’s choice of overnight funding sources is dependent on the Company’s particular funding needs and the relative attractiveness of each offering.

The sensitivity of Regions’ deposit rates to changes in market interest rates is reflected in Regions’ average interest rate paid on interest-bearing deposits. The rate paid on interest-bearing deposits decreased to 1.73 percent in 2009 from 2.38 percent in 2008. This decrease is largely due to the significant decrease in market rates as evidenced by the Federal Funds rate in 2009, somewhat offset by increased competitive pressures. Table 16 “Maturity of Time Deposits of $100,000 or More” presents maturities of time deposits of $100,000 or more at December 31, 2009 and 2008.

Table 16—Maturity of Time Deposits of $100,000 or More

	2009	2008
	(In millions)
Time deposits of $100,000 or more, maturing in:
3 months or less	$3,521	$2,806
Over 3 through 6 months	1,332	1,977
Over 6 through 12 months	2,442	3,038
Over 12 months	5,349	4,893

	$12,644	$12,714

SHORT-TERM BORROWINGS

Regions’ short-term borrowings consist primarily of federal funds purchased, securities sold under agreements to repurchase and Federal Home Loan Bank (“FHLB”) advances. See Note 12 “Short-Term Borrowings” to the consolidated financial statements for further detail and discussion.

Federal funds purchased from downstream sources and securities sold under agreements to repurchase totaled $1.9 billion at December 31, 2009, compared to $3.1 billion at year-end 2008. Regions had no balances in federal funds purchased from up-stream correspondents at December 31, 2009. The level of federal funds purchased and securities sold under agreements to repurchase can fluctuate significantly on a day-to-day basis, depending on funding requirements and which sources of funds are used to satisfy those needs. The balance of federal funds purchased and security repurchase agreements, net of federal funds sold and security reverse repurchase agreements, decreased $1.2 billion in 2009 due to the increased funding provided by deposits as discussed above. As another source of funding, the Company utilized short-term borrowings through the issuance of FHLB advances. FHLB borrowings are used to satisfy short-term funding requirements and can also fluctuate between periods. Short-term FHLB borrowings totaled $1.0 billion at December 31, 2009 compared to $1.5 billion at December 31, 2008. The Company continues to utilize FHLB borrowings as a means to reduce overnight funding and diversify into slightly longer-term maturities at preferable rates.

During 2008, Regions was an active participant in the Federal Reserve’s TAF program, which was designed to address pressures in short-term funding markets. Regions continued to participate in TAF in the first half of 2009 and completely exited the program in July of 2009. At December 31, 2009, Regions did not have any borrowings under the TAF and currently does not plan to borrow again through the TAF program.

As of December 31, 2009, Regions had $7 million outstanding in the Federal Reserve’s Treasury, Tax, and Loan Program, compared to $125 thousand at December 31, 2008. At December 31, 2009, Regions can borrow a maximum amount of approximately $14 billion from the Federal Reserve Bank. Regions has pledged certain commercial, home equity and other consumer loans as discount window collateral. See Note 5 “Loans” to the consolidated financial statements further detail and discussion of loans pledged to the Federal Reserve Bank at December 31, 2009 and 2008.

Regions maintains a liability for its brokerage customer position through Morgan Keegan. This liability represents liquid funds in customers’ brokerage accounts. Balances due to brokerage customers totaled $424 million at December 31, 2009 as compared to $430 million at December 31, 2008. The short-sale liability, which is primarily maintained at Morgan Keegan in connection with trading obligations related to customer accounts, was $266 million at December 31, 2009 compared to $629 million at December 31, 2008. The balance of this account fluctuates frequently based on customer activity.

Other short-term borrowings decreased $42 million to $78 million at December 31, 2009. This balance includes certain lines of credit that Morgan Keegan maintains with unaffiliated banks and derivative collateral. The lines of credit had maximum borrowings of $585 million at both December 31, 2009 and December 31, 2008.

Table 17 “Selected Short-Term Borrowings Data” provides selected information for short-term borrowing for years 2009, 2008, and 2007.

Table 17—Selected Short-Term Borrowings Data

	2009	2008	2007
	(In millions)
Federal funds purchased and securities sold under agreements to repurchase:
Balance at year end	$1,893	$3,143	$8,820
Average outstanding (based on average daily balances)	3,166	7,697	8,080
Maximum amount outstanding at any month-end	6,258	10,880	9,984
Weighted-average interest rate at year end	0.2%	0.5%	3.3%
Weighted-average interest rate on amounts outstanding during the year (based on average daily balances)	0.4%	2.2%	4.7%
Term Auction Facility:
Balance at year end	$—	$10,000	$—
Average outstanding (based on average daily balances)	3,003	5,925	—
Maximum amount outstanding at any month-end	10,000	13,000	—
Weighted-average interest rate at year end	—%	1.1%	—%
Weighted-average interest rate on amounts outstanding during the year (based on average daily balances)	0.3%	2.0%	—%

LONG-TERM BORROWINGS

Regions’ long-term borrowings consist primarily of FHLB borrowings, subordinated notes, senior notes and other long-term notes payable. Total long-term debt decreased $767 million to $18.5 billion at December 31, 2009. See Note 13 “Long-Term Borrowings” to the consolidated financial statements for further discussion and detailed listing of oustandings and rates.

Membership in the FHLB system provides access to a source of lower-cost funds. Long-term FHLB structured advances have stated maturities ranging from 2010 to 2013, but are convertible quarterly at the option of the FHLB. The convertible feature provides that after a specified date in the future, the advances will remain at a fixed rate, or Regions will have the option to either pay off the advance or convert from a fixed rate to a variable rate based on the LIBOR index. The FHLB structured advances have a weighted-average interest rate of 3.1% at December 31, 2009 and 5.4% at December 31, 2008 and 2007. Other FHLB advances at December 31, 2009, 2008 and 2007 have a weighted-average interest rate of 3.4%, 3.8% and 4.8%, respectively, with maturities of one to twenty years. FHLB borrowings are contingent upon the amount of collateral pledged to the FHLB.

Regions has pledged certain residential first mortgage loans on one-to-four family dwellings as collateral for the FHLB advances outstanding. See Note 5 “Loans” to the consolidated financial statements for loans pledged to the FHLB at December 31, 2009 and 2008. Additionally, membership in the FHLB requires an institution to hold FHLB stock, which was $473 million at December 31, 2009 and $458 million at December 31, 2008.

In October 2008, the FDIC announced a new program—the Temporary Liquidity Guarantee Program (“TLGP”)—to strengthen confidence and encourage liquidity in the banking system by guaranteeing newly issued senior unsecured debt of banks, thrifts and certain holding companies, and by providing full coverage of non-interest bearing deposit transaction accounts, regardless of dollar amount. Under the original rules, certain newly issued senior unsecured debt with maturities greater than 30 days issued on or before June 30, 2009, would be backed by the “full faith and credit” of the U.S. government through June 30, 2012. The FDIC’s payment obligation under the guarantee for eligible senior unsecured debt would be triggered by a payment default. The guarantee is limited to 125% of senior unsecured debt as of September 30, 2008 that was scheduled to mature before June 30, 2009. This includes federal funds purchased, promissory notes, commercial paper and certain types of inter-bank funding. Participants were charged a 50-100 basis point fee to protect their new debt issues which varies depending on the maturity date. Additionally, participants could elect to pay a fee of 37.5 basis points on their TLGP capacity for the right to issue non-guaranteed debt during the program. This fee was non-refundable and used to offset the guarantee fee for issuances until exhausted. In December 2008, Regions Bank completed an offering of $3.75 billion of qualifying senior bank notes covered by the TLGP. Payment of principal and interest on the notes will be guaranteed by the full faith and credit of the United States pursuant to the TLGP.

As of December 31, 2009, Regions had outstanding subordinated notes totaling $4.3 billion compared to $4.4 billion at December 31, 2008. Regions’ subordinated notes consist of ten issues with interest rates ranging from 4.85 percent to 7.75 percent. All issuances of these notes are, by definition, subordinated and subject in right of payment of both principal and interest to the prior payment in full of all senior indebtedness of the Company, which is generally defined as all indebtedness and other obligations of the Company to its creditors, except subordinated indebtedness. Payment of the principal of the notes may be accelerated only in the case of certain events involving bankruptcy, insolvency proceedings or reorganization of the Company. The subordinated notes described above qualify as Tier 2 capital under Federal Reserve guidelines. Approximately $175 million in subordinated notes matured during the first quarter of 2009. None of the subordinated notes are redeemable prior to maturity.

As of December 31, 2009, Regions had senior debt and bank notes totaling $5.3 billion, compared to $4.8 billion at December 31, 2008. The increase reflects Regions November 2009 issuance of $700 million of senior notes (gross of discount) bearing an initial fixed rate of 7.75%, with a final maturity of November 2014 (see Note 13 “Long-Term Borrowings” to the consolidated financial statements). Approximately $250 million of senior debt notes matured during the second quarter of 2009. The $497 million of notes that mature on December 1, 2010 have an interest rate of 4.375%. Several notes related to the TLGP also mature during 2010. Approximately $250 million of the notes will mature June 11, 2010, which currently have an interest rate of 0.66%, $500 million will mature on December 10, 2010, which currently have an interest rate of 0.91% and $999 million will also mature on December 10, 2010, which have an interest rate of 2.75%. None of the senior notes are redeemable prior to maturity.

During 2009, the Company issued 33 million common shares in exchange for $202 million of outstanding 6.625% trust preferred securities issued by Regions Financing Trust II (“the Trust”). The trust preferred securities were exchanged for junior subordinated notes issued by the Company to the Trust. The Company recognized a pre-tax gain of approximately $61 million on the extinguishment of the junior subordinated notes (see Note 15 “Stockholders’ Equity and Comprehensive Income” to the consolidated financial statements).

Other long-term debt at December 31, 2009 and 2008, had weighted-average interest rates of 2.9 percent in both 2009 and 2008 and a weighted-average maturity of 5.3 years and 4.9 years at December 31, 2009 and 2008, respectively. As of December 31, 2009, Regions has $59 million included in other long-term debt in connection with a seller-lessee transaction with continuing involvement compared to $63 million as of December 31, 2008. See Note 24 “Commitments, Contingencies and Guarantees” to the consolidated financial statements for further information.

In May 2007, Regions filed a shelf registration statement with the U.S. Securities and Exchange Commission. This shelf registration does not have a capacity limit and can be utilized by Regions to issue various debt and/or equity securities. The registration statement will expire in May 2010. Regions expects to file a new shelf registration statement prior to the expiration of the current shelf registration statement.

At December 31, 2009, Regions Bank had issued the maximum amount of $5 billion under its previously approved Bank Note program. In July 2008, the Board of Directors approved a new Bank Note program that allows Regions Bank to issue up to $20 billion aggregate principal amount of bank notes that can be outstanding at any one time. No issuances had been made under this program as of December 31, 2009. Notes issued under the new program may be senior notes with maturities from 30 days to 15 years and subordinated notes with maturities from 5 years to 30 years. These notes are not deposits and they are not insured or guaranteed by the FDIC.

On October 19, 2009, the Federal Reserve Bank released a new collateral margin table for loans and securities pledged to the discount window. These new margins significantly reduced the lendable collateral value available to all participating banks. As a result of these margin reductions, Regions’ borrowing availability as of December 31, 2009, based on assets available for collateral at that date, was $14.3 billion for terms of less than 29 days, or $11.5 billion with terms of greater than or equal to 29 days.

Regions may, from time to time, consider opportunistically retiring its outstanding issued securities, including subordinated debt, trust preferred securities and preferred shares in privately negotiated or open market transactions for cash or common shares. Regions would obtain concurrence from its banking regulators before any such retirements.

RATINGS

Table 18 “Credit Ratings” reflects the debt ratings of Regions Financial Corporation and Regions Bank by Standard & Poor’s Corporation, Moody’s Investors Service, Fitch Ratings and Dominion Bond Rating Service.

A security rating is not a recommendation to buy, sell or hold securities, and the ratings are subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating.

The following table indicates various ratings at December 31, 2009 and 2008.

Table 18—Credit Ratings

As of December 31, 2009
	Standard & Poor’s	Moody’s	Fitch	DBRS
Regions Financial Corporation
Senior notes	BBB	Baa3	BBB+	AL
Subordinated notes	BBB-	Ba1	BBB	BBBH
Junior subordinated notes	BB	Ba2	BBB-	BBBH
Regions Bank
Short-term debt	A-2	P-2	F2	R-1L
Long-term bank deposits	BBB+	Baa1	A-	A
Long-term debt	BBB+	Baa1	BBB+	A
Subordinated debt	BBB	Baa2	BBB	AL

As of December 31, 2008
	Standard & Poor’s	Moody’s	Fitch	DBRS
Regions Financial Corporation
Senior notes	A	A2	A+	AH
Subordinated notes	A-	A3	A	A
Junior subordinated notes	BBB+	A3	A	A
Regions Bank
Short-term debt	A-1	P-1	F1+	R-1M
Long-term bank deposits	A+	A1	AA-	AAL
Long-term debt	A+	A1	A+	AAL
Subordinated debt	A	A2	A	AH

In 2009, the rating agencies downgraded the credit ratings and enacted a negative outlook on many banking institutions, citing concerns over real estate exposure and credit losses, among others. In addition, the rating agencies were particularly concerned with regional banks that had higher concentrations in commercial real estate, most notably construction and land development loans. To a large extent, downgrades were reflective of the rating agencies’ views of increasing industry risk, a worsening economic backdrop, and, specific to Regions, its exposure to commercial real estate. During the year, Regions Financial Corporation and Regions Bank received downgrades from each of the ratings agencies, citing concerns regarding Regions’ credit quality and the related implication to its capital as the primary determinant of the ratings actions. Ratings may impact Regions in several ways, including, but not limited to, its borrowing cost and capacity, collateral requirements and acceptability of its letters of credit, as well as FDIC insurance costs.

STOCKHOLDERS’ EQUITY

Stockholders’ equity increased to $17.9 billion at year-end 2009 versus $16.8 billion at year-end 2008, with the increase primarily generated from public offerings of common and preferred stock during the second quarter of 2009. In 2009, net losses reduced stockholders’ equity by $1.0 billion, cash dividends declared reduced stockholders’ equity by $105 million for common stock and $194 million for preferred stock, and changes in accumulated other comprehensive income increased equity by $152 million.

On May 7, 2009, the final results of the Federal Reserve’s Supervisory Capital Assessment Program (“SCAP”) were released requiring Regions to submit a capital plan to its regulators detailing the steps to be utilized to increase total Tier 1 common equity by $2.5 billion, of which at least $0.4 billion had to be new Tier 1 equity (see Table 2 “GAAP to Non-GAAP Reconciliation” and Table 19 “Capital Ratios” for further discussion).

The Company’s public equity offering of common stock, announced May 20, 2009, resulted in the issuance of 460 million shares at $4 per share, generating proceeds of approximately $1.8 billion, net of issuance costs.

On May 20, 2009, the Company issued 287,500 shares of mandatory convertible preferred stock, Series B (“Series B shares”), generating net proceeds of approximately $278 million. Regions will pay annual dividends at a rate of 10% per share on the initial liquidation preference of $1,000 per share. Series B shares may be converted into common shares: 1) at December 15, 2010 (the “mandatory conversion date”), 2) prior to December 15, 2010 at the option of the holder, 3) upon occurrence of certain changes in ownership as defined in the offering documents, or 4) prior to December 15, 2010 at the option of the Company. At the mandatory conversion date, the Series B shares are subject to conversion into shares of Regions’ common stock with a per share conversion rate of not more than approximately 250 shares of common stock and not less than approximately 227 shares of common stock dependent upon the applicable market price, subject to anti-dilution adjustments. The Series B shares are not redeemable and rank senior to common stock and to each other class of capital stock established in the future, and on parity with the Series A preferred stock previously issued to the U.S. Treasury. In November 2009, a single investor converted approximately 20,000 Series B shares to common shares as allowed under the original transaction documents. If converted at December 31, 2009, approximately 61 million shares of Regions’ common stock would have been issued.

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

These public offerings along with other capital raising efforts resulted in Regions fully meeting the Tier 1 common equity capital and exceeding the Tier 1 capital requirements prescribed by the Federal Reserve’s SCAP (see Table 2 “GAAP to Non-GAAP Reconciliation” for further discussion).

At December 31, 2009, Regions had 23.1 million common shares available for repurchase through open market transactions under an existing share repurchase authorization. There were no treasury stock purchases through open market transactions during 2009 or 2008. The Company’s ability to repurchase its common stock is limited by the terms of the Purchase Agreement between Regions and the U.S. Treasury entered into on November 14, 2008, pursuant to the U.S. Treasury’s Capital Purchase Program. See Part II, Item 5 (“Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities”).

Regions’ ratio of stockholders’ equity to total assets was 12.6 percent at December 31, 2009 compared to 11.5 percent at December 31, 2008. Regions’ ratio of tangible common stockholders’ equity (stockholders’ equity less goodwill and other identifiable intangibles) to total tangible assets was 6.03 percent at December 31, 2009 compared to 5.23 percent at December 31, 2008

Regions attempts to balance the return to stockholders through the payment of dividends with the need to maintain strong capital levels. After careful consideration of the current environment, Regions reduced its quarterly dividend to $0.01 in 2009. Given the current operating environment, the quarterly cash dividend was reduced to further strengthen Regions’ capital position. Regions does not expect to increase its quarterly dividend above $0.01 for the foreseeable future.

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

The minimum standard for the ratio of total capital to risk-weighted assets is 8%. At least 50% of that capital level must consist of common equity, undivided profits and non-cumulative perpetual preferred stock, less goodwill and certain other intangibles (“Tier 1 Capital”). The remainder (“Tier 2 Capital”) may consist of a limited amount of other preferred stock, mandatorily convertible securities, subordinated debt, and a limited amount of the allowance for loan losses. The sum of Tier 1 Capital and Tier 2 Capital is “total risk-based capital” or total capital.

The banking regulatory agencies also have adopted regulations that supplement the risk-based guidelines to include a minimum ratio of 3% of Tier 1 Capital to average assets less goodwill and disallowed deferred tax assets (the “Leverage ratio”). Depending upon the risk profile of the institution and other factors, the regulatory agencies may require a Leverage ratio of 1% to 2% above the minimum 3% level.

In connection with the SCAP, banking regulators began supplementing their assessment of the capital adequacy of a bank based on a variation of Tier 1 capital, known as Tier 1 common equity. While not codified, analysts and banking regulators have assessed Regions’ capital adequacy using the tangible common stockholders’ equity and/or the Tier 1 common equity measure. Because tangible common stockholders’ equity and Tier 1 common equity are not formally defined by GAAP or codified in the federal banking regulations, these measures are considered to be non-GAAP financial measures and other entities may calculate them differently than Regions’ disclosed calculations (see Table 2 “GAAP to Non-GAAP Reconciliation” for further details).

The following chart summarizes the applicable bank regulatory capital requirements. Regions’ capital ratios at December 31, 2009 and December 31, 2008 substantially exceeded all regulatory requirements.

Table 19—Capital Ratios

	2009	2008
	(In millions)
Risk-based capital:
Stockholders’ equity (GAAP)	$17,881	$16,813
Accumulated other comprehensive income (loss)	(130)	8
Non-qualifying goodwill and intangibles	(5,792)	(5,864)
Disallowed deferred tax assets(1)	(947)	—
Disallowed servicing assets	(25)	(16)
Qualifying non-controlling interests	91	91
Qualifying trust preferred securities	846	1,036

Tier 1 Capital	11,924	12,068
Qualifying subordinated debt	2,907	3,337
Adjusted allowance for loan losses(2)	1,316	1,459
Other	155	150

Tier 2 Capital	4,378	4,946

Total capital	$16,302	$17,014

Risk-weighted assets (regulatory)	$103,330	$116,251
Capital ratios:
Tier 1 Common risk-based ratio (non-GAAP)	7.15%	6.57%
Tier 1 Capital to total risk-weighted assets	11.54	10.38
Total capital to total risk-weighted assets	15.78	14.64
Leverage	8.90	8.47
Stockholders’ equity to total assets	12.56	11.50
Common stockholders’ equity to total assets	10.03	9.23
Tangible common equity to tangible assets (non-GAAP)	6.03	5.23

(1)	Only one year of projected future taxable income may be applied in calculating deferred tax assets for regulatory capital purposes.
(2)	Includes $128 million and $80 million in 2009 and 2008, respectively, associated with reserves recorded for off-balance sheet credit exposures, including derivatives.

See Note 14 “Regulatory Capital Requirements and Restrictions” to the consolidated financial statements for further details. As of December 31, 2009, Regions Bank had the requisite capital levels to qualify as well capitalized.

OFF-BALANCE SHEET ARRANGEMENTS

Regions has certain variable interests in unconsolidated variable interest entities (i.e., Regions is not the primary beneficiary). Regions owns the common stock of subsidiary business trusts, which have issued mandatorily redeemable preferred capital securities (“trust preferred securities”) in the aggregate of $1.0 billion at the time of issuance. These trusts meet the definition of a variable interest entity of which Regions is not the primary beneficiary; the trusts’ only assets are junior subordinated debentures issued by Regions, which were acquired by the trusts using the proceeds from the issuance of the trust preferred securities and common stock. The junior subordinated debentures are included in long-term borrowings and Regions’ equity interests in the business trusts are included in other assets. For regulatory reporting and capital adequacy purposes, the Federal

Reserve Board has indicated that such trust preferred securities will continue to constitute Tier 1 Capital until further notice. Additional discussion regarding the status of capital treatment for these instruments is included in the “Supervision and Regulation” section of Item 1. of this Annual Report on Form 10-K.

Also, Regions periodically invests in various limited partnerships that sponsor affordable housing projects, which are funded through a combination of debt and equity. Regions’ maximum exposure to loss as of December 31, 2009 was $827 million, which included $258 million in unfunded commitments to the partnerships. Additionally, Regions has short-term construction loans or letters of credit commitments with the partnerships totaling $324 million as of December 31, 2009. The funded portion of these loans and letters of credit was $150 million at December 31, 2009. The funded portion is included with loans on the consolidated balance sheets. See Note 2 “Variable Interest Entities” to the consolidated financial statements for further discussion.

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

Management believes the most significant potential impact of inflation on financial results is a direct result of Regions’ ability to manage the impact of changes in interest rates. Management attempts to maintain an essentially balanced position between rate-sensitive assets and liabilities in order to minimize the impact of interest rate fluctuations on net interest income. This goal, however, can be difficult to completely achieve in times of rapidly changing rate structure. Refer to Table 20 “Interest Rate Sensitivity” for additional details on Regions’ interest rate sensitivity.

EFFECTS OF DEFLATION

A period of deflation would affect all industries, including financial institutions. Potentially, deflation could lead to lower profits, higher unemployment, lower production and deterioration in overall economic conditions. In addition, deflation could depress economic activity and impair bank earnings through increasing the value of debt while decreasing the value of collateral for loans. If the economy experienced a severe period of deflation, then it could depress loan demand, impair the ability of borrowers to repay loans and sharply reduce bank earnings.

Management believes the most significant potential impact of deflation on financial results is a direct result of Regions’ ability to maintain a high amount of capital to cushion against future losses. In addition, the Company’s risk management can utilize certain tools to help the bank maintain its balance sheet strength even if a deflationary scenario were to develop.

RISK MANAGEMENT

Risk identification and risk management are key elements in the overall management of Regions. Management believes the primary risk exposures are credit risk, market risk and associated interest rate risk, prepayment risk, liquidity risk, market and other brokerage-related risk associated with Morgan Keegan and counterparty risk. Credit risk represents the possibility that borrowers may not be able to repay loans. Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, exchange rates, commodity prices, equity prices or the credit quality of debt securities. Interest rate risk is the risk to net interest income due to the impact of movements in interest rates. Prepayment risk is the risk that borrowers may repay their loans or securities earlier than at their stated maturities. Liquidity risk relates to Regions’ ability to fund present and future obligations. The Company, through Morgan Keegan, is also subject to various market-related risks associated with its brokerage and market-related activities. Counterparty risk represents the risk that a counterparty will not comply with its contractual obligations.

Management follows a formal policy to evaluate and document the key risks facing each line of business, how those risks can be controlled or mitigated, and how management monitors the controls to ensure that they are effective. Separate from risk acceptance, the Chief Risk Officer (CRO) oversees an independent risk assessment and reporting program. To ensure that risks within the company are presented and appropriately addressed, the Board has designated a Risk Committee of outside directors. The Risk Committee’s focus is on Regions’ overall risk profile and the CRO reports to this committee quarterly. Additionally, Regions’ Internal Audit Division performs ongoing, independent reviews of the risk management process which are reported to the Audit Committee of the Board of Directors.

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

Historically, Regions’ balance sheet has consisted of a relatively rate-sensitive deposit base that funds a predominantly floating rate commercial and consumer loan portfolio. This mix of Regions’ core business activities creates a naturally asset sensitive balance sheet, meaning that increases (decreases) in interest rates would likely have a positive (negative) cumulative impact on Regions’ net interest income. To manage the balance sheet’s interest rate risk, Regions maintains a portfolio of largely fixed-rate discretionary investments, loans and derivatives. The market risk of these discretionary instruments attributable to variation in interest rates is fully incorporated into the simulation results in the same manner as all other balance sheet instruments.

The primary objective of asset/liability management at Regions is to coordinate balance sheet composition with interest rate risk management to sustain a reasonable and stable net interest income throughout various interest rate cycles. In computing interest rate sensitivity for measurement, Regions compares a set of alternative interest rate scenarios to the results of a base case scenario based on “market forward rates.” The standard set of interest rate scenarios includes the traditional instantaneous parallel rate shifts of plus 100, 200 and 300 basis points. Regions also prepares a minus 100 basis points scenario; a minus 200 basis point scenario is not considered realistic in the current rate environment. Up-rate scenarios of greater magnitude are also analyzed, and are of increased importance provided that current and historic low levels of interest rates increase the relative likelihood of a rapid and substantial increase in interest rates. Regions also includes simulations of gradual interest rate movements that may more realistically mimic potential interest rate movements. These gradual scenarios include curve steepening, flattening, and parallel movements of various magnitudes phased in over a six-month period, and include rate shifts of plus and minus 100 basis points and plus 200 basis points. A 300 basis point shift for the gradual scenarios would produce a resulting relationship similar to the instantaneous 300 basis point scenario.

Exposure to Interest Rate Movements—In September 2009, Regions’ management projected that, although macro-economic conditions were expected to improve in 2010, the pace of recovery was at risk to underperform the broader markets’ view. Consequently, Regions anticipated the likelihood that key interest rates would remain at or near historic lows through most of 2010. Accordingly, with the balance sheet in an asset sensitive position, net interest income was at risk to underperform. To offset this risk, Regions entered into a series of short-term, receive-fixed derivative instruments with final maturity in September 2010. These derivative instruments will offset the negative impact to net interest income from the expected low-rate environment during their term; however, should rates unexpectedly rise during their term, these derivatives could serve to partially offset the benefits that would have otherwise been realized from a rising rate environment.

Inclusive of all interest-rate risk hedging activities, as of December 31, 2009, Regions was moderately asset sensitive to both gradual and instantaneous rate shifts as compared to the base case for the measurement horizon ending in December 2010. Upon final maturity of the short-term derivatives in September 2010, Regions will be more asset sensitive. To illustrate the impact to sensitivity attributable to maturity of the short-term derivatives in September 2010, the net interest income sensitivity specifically attributable to these derivatives and the sensitivity excluding these derivatives (“remaining assets / liabilities”) are both provided in the table below.

Table 20—Interest Rate Sensitivity

	Estimated Amount of Change in Annual Net Interest Income as of December 31, 2009
Instantaneous Change in Interest Rates	Impact of Short-Term Derivatives Maturing September 2010	Remaining Assets / Liabilities	Total
	(in millions)
+ 300 basis points	$(233)	$390	$157
+ 200 basis points	(155)	278	123
+ 100 basis points	(77)	174	97
- 100 basis points	41	(85)	(44)

	Estimated Percentage Change in Annual Net Interest Income as of December 31, 2009
Instantaneous Change in Interest Rates	Impact of Short-Term Derivatives Maturing September 2010	Remaining Assets / Liabilities	Total
+ 300 basis points	(7.0)%	11.7%	4.6%
+ 200 basis points	(4.6)	8.3	3.6
+ 100 basis points	(2.3)	5.2	2.8
- 100 basis points	1.2	(2.5)	(1.3)

	Estimated Amount of Change in Annual Net Interest Income as of December 31, 2009
Gradual Change in Interest Rates	Impact of Short-Term Derivatives Maturing September 2010	Remaining Assets / Liabilities	Total
	(in millions)
+ 200 basis points	$(130)	$263	$133
+ 100 basis points	(64)	152	88
- 100 basis points	36	(74)	(38)

	Estimated Amount of Change in Annual Net Interest Income as of December 31, 2009
Gradual Change in Interest Rates	Impact of Short-Term Derivatives Maturing September 2010	Remaining Assets / Liabilities	Total
+ 200 basis points	(3.9)%	7.9%	3.9%
+ 100 basis points	(1.9)	4.6	2.6
- 100 basis points	1.1	(2.2)	(1.1)

Derivatives—Regions uses financial derivative instruments for management of interest rate sensitivity. The Asset and Liability Committee (“ALCO”), which consists of members of Regions’ senior management team, in its oversight role for the management of interest rate sensitivity, approves the use of derivatives in balance sheet hedging strategies. The most common derivatives Regions employs are forward rate contracts, Eurodollar futures contracts, interest rate swaps, options on interest rate swaps, interest rate caps and floors, and forward sale commitments. Derivatives are also used to offset the risks associated with customer derivatives, which include interest rate, credit and foreign exchange risks. Refer to Note 21, “Derivative Instruments and Hedging Activities” for further discussion.

Forward rate contracts are commitments to buy or sell financial instruments at a future date at a specified price or yield. A Eurodollar futures contract is a future on a Eurodollar deposit. Eurodollar futures contracts subject Regions to market risk associated with changes in interest rates. Because futures contracts are cash settled daily, there is minimal credit risk associated with Eurodollar futures. Interest rate swaps are contractual agreements typically entered into to exchange fixed for variable (or vice versa) streams of interest payments. The notional principal is not exchanged but is used as a reference for the size of interest settlements. Interest rate options are contracts that allow the buyer to purchase or sell a financial instrument at a predetermined price and time. Forward sale commitments are contractual obligations to sell market instruments at a future date for an already agreed-upon price. Foreign currency contracts involve the exchange of one currency for another on a specified date and at a specified rate. These contracts are executed on behalf of the Company’s customers and are used to manage fluctuations in foreign exchange rates. The Company is subject to the credit risk that another party will fail to perform.

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

On January 1, 2009, Regions began accounting for mortgage servicing rights at fair market value with any changes to fair value being recorded within mortgage income. Also, in early 2009, Regions entered into derivative and balance sheet transactions to mitigate the impact of market value fluctuations related to mortgage servicing rights. Both the mortgage servicing rights and related economic risk mitigation transactions expose the Company to interest rate risk.

The primary objective of Regions’ hedging strategies is to mitigate the impact of interest rate changes, from an economic perspective, on net interest income and the net present value of its balance sheet. The overall effectiveness of these hedging strategies is subject to market conditions, the quality of Regions’ execution, the accuracy of its valuation assumptions, counterparty credit risk and changes in interest rates. As a result, Regions’ hedging strategies may be ineffective in mitigating the impact of interest rate changes on its earnings. See Note 21 “Derivative Financial Instruments and Hedging Activities” to the consolidated financial statements for a tabular summary of Regions’ year-end derivatives positions. Derivative instruments entered into in the future could be materially different from the current risk profile of Regions’ current portfolio.

PREPAYMENT RISK

Regions, like most financial institutions, is subject to changing prepayment speeds on mortgage-related assets under different interest rate environments. Prepayment risk is a significant risk to earnings and specifically to net interest income. For example, mortgage loans and other financial assets may be prepaid by a debtor, so that the debtor may refinance its obligations at lower rates. As loans and other financial assets prepay in a falling rate environment, Regions must reinvest these funds in lower-yielding assets. Prepayments of assets carrying higher rates reduce Regions’ interest income and overall asset yields. Conversely, in a rising rate environment, these assets will prepay at a slower rate, resulting in opportunity cost by not having the cash flow to reinvest at higher rates. Regions’ greatest exposure to prepayment risks primarily rests in its mortgage-backed securities portfolio, the mortgage fixed-rate loan portfolio and the mortgage servicing asset, all of which tend to be sensitive to interest rate movements. Prepayments on mortgage-backed securities rose during 2009 due to the favorable mortgage interest rate environment that existed for the majority of the year. However, tighter lending standards, decreased home prices, and lingering uncertainty surrounding the economic environment restrained otherwise higher prepayment speeds. Regions also has prepayment risk that would be reflected in non-interest income in the form of servicing income on loans sold. Regions actively monitors prepayment exposure as part of its overall net interest income forecasting and interest rate risk management. In particular, because interest rates are currently relatively low, Regions is actively managing exposure to declining prepayments that are expected to coincide with increasing interest rates in both the loan and securities portfolios.

LIQUIDITY RISK

Liquidity is an important factor in the financial condition of Regions and affects Regions’ ability to meet the borrowing needs and deposit withdrawal requirements of its customers. Table 21 “Contractual Obligations” summarizes Regions’ contractual cash obligations at December 31, 2009. Regions intends to fund obligations primarily through cash generated from normal operations. In addition to these obligations, Regions has obligations related to potential litigation contingencies (see Note 24 “Commitments, Contingencies and Guarantees” to the consolidated financial statements).

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

Table 21—Contractual Obligations

	Payments Due By Period
	Less than 1	1-3 Years	4-5 Years	More than 5	Total
	(In millions)
Long-term borrowings	$5,476	$7,867	$1,702	$3,419	$18,464
Time deposits	19,057	9,790	2,672	36	31,555
Lease obligations	151	254	205	607	1,217
Purchase obligations	35	20	—	—	55
Other	—	—	—	354	354

	$24,719	$17,931	$4,579	$4,416	$51,645

The securities portfolio is one of Regions’ primary sources of liquidity. Maturities of securities provide a constant flow of funds available for cash needs (see Table 13 “Relative Contractual Maturities and Weighted-Average Yields for Securities”). Maturities in the loan portfolio also provide a steady flow of funds (see Table 11 “Selected Loan Maturities”). At December 31, 2009, commercial loans and investor real estate mortgage and construction loans with an aggregate balance of $20.0 billion, as well as securities of $47 million, were due to mature in one year or less. Additional funds are provided from payments on consumer loans and one-to-four family residential first mortgage loans. Liquidity needs can also be met by borrowing funds in state and national money markets. Historically, Regions’ liquidity has been enhanced by a relatively stable customer deposit base.

Regions’ financing arrangement with the FHLB adds additional flexibility in managing its liquidity position. As of December 31, 2009, borrowings from the FHLB totaled $8.4 billion. FHLB borrowing capacity is contingent on the amount of collateral pledged to the FHLB. At December 31, 2009, approximately $8.8 billion of first mortgage loans on one-to-four family dwellings and home equity lines of credit held by Regions Bank and its subsidiaries were pledged to secure borrowings from the FHLB. Investment in FHLB stock is required in relation to the level of outstanding borrowings. Regions held $473 million in FHLB stock at December 31, 2009. The FHLB has been and is expected to continue to be a reliable and economical source of funding.

As mentioned previously in the “Long-Term Borrowings” section of this report, Regions has on file with the SEC, a shelf registration statement, which allows for the issuance of an indeterminate amount of various debt and/or equity securities and does not have a limit on the amount of securities that can be issued. The registration statement will expire in May 2010. Regions expects to file a new shelf registration statement prior to the expiration of the current shelf registration statement.

As of December 31, 2009, Regions Bank had issued the maximum amount of $5 billion under its previously approved bank note program. In July 2008, the Board of Directors approved a new Bank Note program that allows Regions Bank to issue up to $20 billion aggregate principal amount of bank notes that can be outstanding at any one time. Notes issued under the new program may be senior notes with maturities of from 30 days to 15 years and subordinated notes with maturities of from 5 years to 30 years. This program had not been drawn upon as of December 31, 2009. The issuance of additional bank notes could provide a significant source of liquidity and funding to meet future needs.

At year-end 2009, based on assets available for collateral as of this date, Regions could have borrowed either an additional $14.3 billion with terms of less than 29 days, or $11.5 billion with terms of greater than or equal to 29 days, from the Federal Reserve Bank through its discount window and/or the TAF program. As of December 31, 2009, Regions has no outstanding borrowings through the TAF and does not currently have any plans to borrow again through the TAF program. However, the program is a short-term, inexpensive contingency option for the Company. Future fundings under commitments to extend credit would increase Regions’ borrowing capacity under these programs.

Morgan Keegan maintains certain lines of credit with unaffiliated banks to manage liquidity in the ordinary course of business. See Note 12 “Short-Term Borrowings” to the consolidated financial statements for further details.

Representing possible future uses of liquidity, Regions may, from time to time, consider opportunistically retiring our outstanding issued securities, including our subordinated debt, trust preferred securities and preferred shares in privately negotiated or open market transactions for cash or common shares.

BROKERAGE AND MARKET MAKING ACTIVITY RISK

References below, and elsewhere in this Form 10-K, to “Morgan Keegan” are intended to include not only Morgan Keegan & Company, Inc. but also certain of its affiliates and subsidiaries. You should not assume or infer that any specific activity mentioned is carried on by any particular Morgan Keegan entity.

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

In the normal course of business, Morgan Keegan enters into underwriting and forward and future commitments. At December 31, 2009, the contract amounts of futures contracts were $1 million to purchase and $114 million to sell U.S. Government and municipal securities. Morgan Keegan typically settles its position by entering into equal but opposite contracts and, as such, the contract amounts do not necessarily represent future cash requirements. Settlement of the transactions relating to such commitments is not expected to have a material effect on Regions’ consolidated financial position. Transactions involving future settlement give rise to market risk, which represents the potential loss that can be caused by a change in the market value of a particular financial instrument. Regions’ exposure to market risk is determined by a number of factors, including the size, composition and diversification of positions held, the absolute and relative levels of interest rates, and market volatility.

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

To manage trading risks arising from interest rate and equity price risks, Regions uses a Value at Risk (“VAR”) model along with other risk management methods to measure the potential fair value the Company could lose on its trading positions given a specified statistical confidence level and time-to-liquidate time horizon. The end-of-period VAR was approximately $1 million at both December 31, 2009 and December 31, 2008. Maximum daily VAR utilization during 2009 was $3 million and average daily VAR during the same period was $2 million.

Morgan Keegan has been an underwriter and dealer in auction rate securities. See Note 24 “ Commitments and Contingencies” to the consolidated financial statements as well as Item 3. “Legal Proceedings” of Part I for more details regarding regulatory action related to Morgan Keegan auction rate securities. As of December 31, 2009, customers of Morgan Keegan owned approximately $247 million of auction rate securities, and Morgan Keegan held approximately $166 million of auction rate securities on the balance sheet.

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

Responsibility and accountability for adherence to underwriting policies and accurate risk ratings lies in the lines of business. For consumer and small business portfolios, the risk management process focuses on managing customers who become delinquent in their payments and managing performance of the credit scorecards, which are periodically adjusted based on actual credit performance. Commercial business units are responsible for underwriting new business and, on an ongoing basis, monitoring the credit of their portfolios, including a complete review of the borrower semi-annually or more frequently as needed.

To ensure problem commercial credits are identified on a timely basis, several specific portfolio reviews occur each quarter to assess the larger adversely rated credits for accrual status and, if necessary, to ensure such individual credits are transferred to Regions’ Special Assets Group, which specializes in managing distressed credit exposures.

Separate and independent commercial credit and consumer credit risk management organizational groups exist, which report to the Chief Risk Officer. These organizational units partner with the business line to assist in the processes described above, including the review and approval of new business and ongoing assessments of existing loans in the portfolio. Independent commercial and consumer credit risk management provides for more accurate risk ratings and the timely identification of problem credits, as well as oversight for the Chief Risk Officer on conditions and trends in the credit portfolios.

Credit quality and trends in the loan portfolio are measured and monitored regularly and detailed reports, by product, business unit and geography, are reviewed by line of business personnel and the Chief Risk Officer. The Chief Risk Officer reviews summaries of these credit reports with executive management and the Board of Directors. Finally, the Credit Review department provides ongoing independent oversight of the credit portfolios to ensure policies are followed, credits are properly risk-rated and that key credit control processes are functioning as intended.

Risk Characteristics of the Loan Portfolio

In order to assess the risk characteristics of the loan portfolio, Regions considers the current U.S. economic environment and that of its primary banking markets, as well as risk factors within the major categories of loans.

Economic Environment in Regions’ Banking Markets

The largest factor influencing the credit performance of Regions’ loan portfolio is the overall economic environment in the U.S. and the primary markets in which it operates. The recession that began in late 2007 continued through 2008 and into 2009. Through this recessionary period, the overall output of goods and services experienced its sharpest decline since the early 1980s. Consumer spending, approximately two-thirds of all recorded spending, has been adversely impacted by declining inflation-adjusted income, low additional credit capacity, historically high required monthly debt payments, a negative employment outlook and historically low consumer confidence. The business sector continues to struggle with weak domestic and foreign demand, and underutilized operating capacity.

In 2009, the economic downturn that began with the housing slowdown continued to negatively impact consumer confidence. In turn, lower confidence levels negatively impacted demand for goods and services. The lower demand impacted retail sales and led to increased vacancy rates and lower rent rolls for the commercial real estate sector. High unemployment continued throughout 2009. While residential real estate price declines moderated somewhat during 2009, overall valuations remained low when compared to the recent past. Property valuation, unemployment and weak economic conditions have impacted Florida, north Georgia, and most other areas within Regions’ footprint.

Portfolio Characteristics

Regions has a diversified loan portfolio, in terms of product type, collateral and geography. At December 31, 2009, commercial loans represented 38 percent of total loans, net of unearned income, investor real estate loans represented 24 percent, residential first mortgage loans totaled 17 percent and other consumer loans, largely home equity lending, comprised the remaining 21 percent. Following is a discussion of risk characteristics of each loan type.

Commercial—The commercial loan portfolio totaled $34.4 billion at year-end 2009 and primarily consists of loans to small and mid-sized commercial and large corporate customers with business operations in Regions’ geographic footprint. Loans in this portfolio are generally underwritten individually and are usually secured with the assets of the company and/or the personal guarantee of the business owners. Also considered as commercial loans are owner-occupied commercial real estate loans to businesses for long-term financing of land and buildings. Regions attempts to minimize risk on owner-occupied properties by requiring collateral values that exceed the loan amount, adequate cash flow to service the debt, and, in many cases, the personal guarantees of principals of the borrowers. Net charge-offs on commercial loans were 1.28 percent in 2009 compared to 0.75 percent in 2008.

Investor Real Estate—The investor real estate portfolio totaled $21.7 billion at year-end 2009 and includes various loan types. A large component of investor real estate loans is extensions of credit to real estate developers and investors for the financing of land or buildings, where the repayment is generated from the sale of the real estate or income generated by the real estate property. Net charge-offs on commercial investor real estate mortgage loans rose substantially, from 2.37 percent in 2008 to 3.64 percent in 2009 in reaction to the dramatic slowdown in demand for real estate properties and an associated drop in property valuations. Commercial investor real estate construction loans are primarily extensions of credit to real estate developers or investors where repayment is dependent on the sale of real estate or income generated from the real estate collateral. These loans are generally underwritten and managed by a specialized real estate group that also manages loan disbursements during the construction process. Net charge-offs on commercial investor real estate construction loans rose substantially, from 5.70 percent in 2008 to 6.66 percent in 2009. Losses on sales or transfers to held for sale of non-performing investor real estate loans also contributed to the year-over-year increase in net charge-offs. In addition, the implications of a recession further pressured borrowers and contributed to higher losses.

The following chart presents detail of Regions’ $21.7 billion investor real estate portfolio as of December 31, 2009 (dollars in billions):

Certain components of investor real estate carry a higher risk of non-collection. Beginning in 2009, multi-family and retail loans experienced increased pressure and contributed to increases in non-accrual loans. Continued weak economic conditions impacted demand for products and services in these sectors. Lower demand impacted cash flows generated by these properties, leading to a higher rate of non-collection for these types of loans. Offsetting the risk of non-collection is the geographic diversity of Regions’ exposure. The Company expects continued credit pressure on loans secured by income-producing commercial real estate during 2010. Credit risk for these loan types is directly correlated with such factors as the level of unemployment, vacancy rates and rental income within Regions’ footprint. Additionally, because of the cash flow associated with income-producing loans, the Company can more easily restructure these loans than other types of investor real estate loans. Accordingly, the loss content is expected to be generally lower than other types of investor real estate.

The following table presents credit metrics and geographic distribution for Regions’ multi-family and retail loans for the years ended December 31, 2009 and 2008:

Table 22—Multi-family and Retail

	2009(1)	2008
	(In millions, net of unearned income)
Multi-family
Loan balance	$5,049	$4,377
90 days past due	1	—
Non-accruing loans	113	15

(1)	The majority of the balance related to multi-family loans is geographically distributed throughout the following areas: Texas 20%, Florida 14%, Georgia 9%, Tennessee 7%, Louisiana 7% and Alabama 6%. All other states, none of which comprise more than 5%, make up the remainder of the balance.

	2009(1)	2008
	(In millions, net of unearned income)
Retail
Loan balance	$4,120	$4,424
90 days past due	4	—
Non-accruing loans	288	21

(1)	The majority of the balance related to retail loans is geographically distributed throughout the following areas: Florida 21%, Texas 13%, Alabama 10%, Georgia 9%, Tennessee 8% and North Carolina 7%. All other states, none of which comprise more than 5%, make up the remainder of the balance.

The increase in fundings of multi-family construction commitments existing at December 31, 2008 drove the year-over-year increase in loan balances. While retail and multi-family categories experienced an increase in non-accrual loans, these categories were not a major driver of charge-offs for the periods presented.

During late 2007, residential homebuilder production came under significant pressure. The table below provides detail related to this residential homebuilder portfolio, which totaled $2.9 billion at December 31, 2009. In Table 10 “Loan Portfolio,” the majority of these loans are reported in the commercial investor real estate construction loan category, while a smaller portion is reported as commercial investor real estate mortgage. Primarily through asset dispositions, paydowns and charge-offs, residential homebuilder loans decreased by approximately $1.5 billion from December 31, 2008 to December 31, 2009, and by approximately $4.3 billion since the beginning of 2008. Credit quality of the residential homebuilder portfolio, which is largely a subset of the commercial investor real estate construction portfolio, is sensitive to risks associated with construction loans such as cost overruns, project completion risk, general contractor credit risk, environmental and other hazard risks, and market risks associated with the sale or rental of completed properties. While losses within this loan type were influenced by conditions described above, the most significant driver of losses was the severe decline in demand for residential real estate. In late 2009, the migration of residential homebuilder loans into the non-performing category slowed; however, credit losses for this portfolio are expected to continue at current levels.

Table 23—Residential Homebuilder

December 31, 2009	Loan Balance	Year-to-Date Net Charge-Offs	90 Days Past Due	Non-Accruing Loans
	(In millions, net of unearned income)
Land	$952	$162	$2	$295
Residential—spec	851	78	3	229
Residential—presold	168	24	1	96
Lots	714	113	12	219
National homebuilders and other	183	24	—	126

	$2,868	$401	$18	$965

December 31, 2008	Loan Balance	Year-to-Date Net Charge-Offs	90 Days Past Due	Non-Accruing Loans
	(In millions, net of unearned income)
Land	$1,553	$175	$6	$89
Residential—spec	1,297	126	7	110
Residential—presold	300	55	—	11
Lots	967	112	4	58
National homebuilders and other	285	30	—	28

	$4,402	$498	$17	$296

The following table provides detail related to the geographic breakout and performing status of residential homebuilder loans:

Table 24—Geographic Breakout of Residential Homebuilder

December 31, 2009	Non-Accruing	% of Total	Accruing	% of Total	Total
	(Dollars in millions)
Central	$264	29.7%	$624	70.3%	$888
Florida	250	35.6	453	64.4	703
Midsouth	335	37.4	561	62.6	896
Southwest	82	26.3	230	73.7	312
Other	34	49.3	35	50.7	69

	$965	33.6%	$1,903	66.4%	$2,868

Notes:

1	Central consists of Alabama, Georgia and South Carolina
2	Midsouth consists of North Carolina, Virginia, Tennessee, Indiana, Illinois, Missouri, Iowa and Kentucky
3	Southwest consists of Louisiana, Mississippi, Texas and Arkansas

December 31, 2008	Non-Accruing	% of Total	Accruing	% of Total	Total
	(Dollars in millions)
Central	$118	8.2%	$1,316	91.8%	$1,434
Florida	64	6.1	979	93.9	1,043
Midsouth	49	4.4	1,071	95.6	1,120
Midwest	31	7.0	411	93.0	442
Southwest	11	4.3	246	95.7	257
Other	23	21.7	83	78.3	106

	$296	6.7%	$4,106	93.3%	$4,402

Notes:

1	Central consists of Alabama, Georgia and South Carolina
2	Midsouth consists of North Carolina, Virginia and Tennessee
3	Midwest consists of Arkansas, Illinois, Indiana, Iowa, Kentucky, Missouri and Texas
4	Southwest consists of Louisiana and Mississippi

Property value declines also led to increased pressure within condominium loans. Regions’ exposure to condominium loans is $554 million at December 31, 2009, a $900 million decrease since the beginning of 2008. In Table 10 “Loan Portfolio,” these loans are reported primarily in the investor real estate loan category.

Residential First Mortgage—The residential first mortgage portfolio primarily contains loans to individuals, which are secured by single-family residences, that are originated through Regions’ branch network. Loans of this type are generally smaller in size than commercial or investor real estate loans and are geographically dispersed throughout Regions’ market areas, with some guaranteed by government agencies or private mortgage insurers. Losses on the residential loan portfolio depend, to a large degree, on the level of interest rates, the unemployment rate, economic conditions and collateral values. During 2009, losses on single-family residences totaled 1.29 percent, 79 basis points higher than in the previous year, primarily driven by declining property values, record foreclosures and other influential economic factors, such as the unemployment rate, which deteriorated substantially as the year progressed. Deterioration of the Company’s residential first mortgage portfolio was most apparent in Florida, where property valuations have declined more acutely and unemployment has risen more rapidly than national averages.

Regions has been proactive in its management of its residential first mortgage and home equity portfolios, focusing heavily on loss mitigation efforts, including providing comprehensive workout solutions to borrowers. Evidence of these efforts is reflected in the balance of these lines and loans classified as troubled debt restructurings (“TDRs”), which grew substantially in the beginning of 2008 and continued in 2009. See Table 28 “Troubled Debt Restructurings” for further discussion. While the Company believes these efforts are having a beneficial effect, home equity losses remained at elevated levels in 2009 as slowing economic conditions and continued anticipated pressure on home values continued to impact borrowers.

The Company calculated an estimate of the current value of property secured as collateral for residential first mortgage lending products (“current LTV”). The estimate is based on home price indices compiled by the Federal Housing Finance Agency (FHFA). The FHFA data indicates trends for Metropolitan Statistical Areas (MSA). Regions uses the FHFA valuation trends from the MSAs in the Company’s footprint in its estimate. The trend data is applied to individual loans in the portfolios taking into account the age of the most recent valuation and geographic area. At December 31, 2009, the Company estimates that the number of residential first mortgage loans where the current LTV exceeded 100 was approximately 3.8 percent, while approximately 8.8 percent of the outstanding balances of residential first mortgage loans had a current LTV greater than 100.

Home Equity—This portfolio contains home equity loans and lines of credit totaling $15.4 billion as of year-end 2009. Substantially all of this portfolio was originated through Regions’ branch network. As a percentage of outstanding home equity loans and lines, losses increased in 2009 to 2.63 percent from 1.46 percent in 2008. The deteriorating economic environment as described above, particularly with respect to unemployment and housing, caused the significant increase in loss rate. Florida real estate markets have been particularly affected. Slightly more than one-third of Regions’ home equity portfolio is located in Florida and has suffered losses reflective of the falling property values and demand in that geography.

Using the same methodology described in the above discussion of residential first mortgage loans, at December 31, 2009, the Company estimates that the number of home equity loans where the current LTV exceeded 100 was approximately 6.9 percent, while approximately 14.1 percent of the outstanding balances of home equity loans had a current LTV greater than 100.

The table below provides details related to the home equity lending portfolio for the years-ended 2009 and 2008:

Table 25—Selected Home Equity Portfolio Information

	Year Ended December 31, 2009
	Florida			All Other States			Total
(In millions)	1st Lien	2nd Lien	Total	1st Lien	2nd Lien	Total	1st Lien	2nd Lien	Total
Balance	$2,170	$3,485	$5,655	$4,395	$5,331	$9,726	$6,565	$8,816	$15,381
Net Charge-offs	59	250	309	30	75	105	89	325	414
Net Charge-off %(1)	2.75%	7.01%	5.41%	0.66%	1.37%	1.05%	1.33%	3.58%	2.63%

	Year Ended December 31, 2008
	Florida			All Other States			Total
(In millions)	1st Lien	2nd Lien	Total	1st Lien	2nd Lien	Total	1st Lien	2nd Lien	Total
Balance	$2,121	$3,663	$5,784	$4,624	$5,722	$10,346	$6,745	$9,385	$16,130
Net Charge-offs	24	128	152	20	54	74	44	182	226
Net Charge-off %(1)	1.28%	3.67%	2.83%	0.44%	0.97%	0.73%	0.69%	2.00%	1.46%

(1)	Net charge-off percentages are calculated as a percent of average balances.

Indirect and Other Consumer Lending—Loans within the indirect portfolio, which consist mainly of automobile, marine and recreational vehicle loans originated through third-party business relationships, totaled $2.4 billion as of year-end 2009. Other consumer loans, which consist primarily of borrowings for home improvements, automobiles, overdrafts and other personal household purposes, totaled $1.2 billion as of year end. During mid-2008, Regions ceased originating loans through the retail indirect lending channel. Therefore, loans in this category declined during 2009. Losses on indirect and other consumer lending increased in 2009 due to deterioration of general economic conditions, including rising unemployment rates and volatile gasoline costs.

Other Credit Quality Matters—Regions does not have any option adjustable rate mortgage (ARM) products, loans with initial teaser rates or other higher-risk residential loans. Regions has approximately $61 million in book value of “sub-prime” loans retained from the disposition of EquiFirst, down from the year-end 2008 balance of $77 million. The credit loss exposure related to these loans is addressed in management’s periodic determination of the allowance for credit losses.

Allowance for Credit Losses

The allowance for credit losses represents management’s estimate of credit losses inherent in the portfolio as of year-end. The allowance for credit losses consists of two components: the allowance for loan losses and the reserve for unfunded credit commitments. Management’s assessment of the adequacy of the allowance for credit losses is based on a combination of both of these components. Regions determines its allowance for credit losses in accordance with applicable accounting literature as well as regulatory guidance related to receivables and contingencies. Binding unfunded credit commitments include items such as letters of credit, financial guarantees and binding unfunded loan commitments.

Allowance Process—Factors considered by management in determining the adequacy of the allowance include, but are not limited to: (1) detailed reviews of individual loans; (2) historical and current trends in gross and net loan charge-offs for the various portfolio segments evaluated; (3) the Company’s policies relating to delinquent loans and charge-offs; (4) the level of the allowance in relation to total loans and to historical loss levels; (5) levels and trends in non-performing and past due loans; (6) collateral values of properties securing loans; (7) the composition of the loan portfolio, including unfunded credit commitments; (8) management’s analysis of current economic conditions; and (9) migration of loans between risk rating categories.

In support of collateral values, Regions obtains updated valuations for non-performing loans on at least an annual basis. For non-performing loans deemed to be in markets of concern (currently defined in general as Florida, Georgia, North Carolina and South Carolina), Regions obtains updated valuations on a semi-annual basis.

Credit Review, Commercial and Consumer Credit Risk Management, and Special Assets are all involved in the credit risk management process to assess the accuracy of risk ratings, the quality of the portfolio and the estimation of inherent credit losses in the loan portfolio. This comprehensive process also assists in the prompt identification of problem credits. The Company has taken a number of measures to manage the portfolios and mitigate losses, particularly in the more problematic portfolios. In addition, a strong Customer Assistance Program is in place which educates customers about options and initiates early contact with customers to discuss solutions when a loan first becomes delinquent.

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

At December 31, 2009, the allowance for loan losses totaled $3.1 billion or 3.43 percent of total loans, net of unearned income compared to $1.8 billion or 1.87 percent at year-end 2008. The increase in the allowance for loan loss ratio reflects management’s estimate of the level of inherent losses in the portfolio, which continued to increase during 2009 due to a recessionary economy, rising unemployment, a weakened housing market and deterioration in income-producing properties. The increase in non-performing assets, driven by residential homebuilder loans and income producing commercial investor real estate loans, was a key determining dynamic in the assessment of inherent losses and, as a result, was an important factor in determining the allowance level. Additionally, unfavorable migration between risk rating categories drove higher reserve allocation rates for these loan portfolios.

Deterioration of the Company’s home equity and residential first mortgage portfolios, especially Florida-based credits, was also a factor in the increase in the level of allowance for loan losses. Allowance allocation rates were increased, reflective of the increased loan losses and deteriorating delinquency trends which have been caused by continued weakness in the housing markets, falling home equity values, and rising unemployment.

Non-performing assets increased from $1.7 billion at December 31, 2008 to $4.4 billion at December 31, 2009, which contributed to the increase in the level of allowance for loan losses. Excluding loans held for sale, non-performing assets increased $2.8 billion to $4.1 billion at December 31, 2009.

Higher levels of charge-offs in 2009 as described below were also a factor in increasing the allowance for loan losses. Net charge-offs as a percentage of average loans were 2.38 percent and 1.59 percent in 2009 and 2008, respectively. Charge-off ratios were higher across most major categories, with a large portion of the year-over-year increase in net charge-offs driven by commercial investor real estate mortgage valuation losses. Residential first mortgage loan and home equity lending charge-offs also contributed to the increase.

Net charge-offs on home equity rose to 2.63 percent in 2009 versus 1.46 percent in 2008. Losses from Florida-based credits were again particularly high, as property valuations in certain markets continued to experience deterioration. These loans and lines represent approximately $5.7 billion of Regions’ total home equity portfolio at December 31, 2009. Of that balance, approximately $2.2 billion represents first liens; second liens, which total $3.5 billion, were the main source of losses. Florida second lien losses were 7.01 percent in 2009. Total home equity losses in Florida amounted to 5.41 percent of loans and lines versus 1.05 percent across the remainder of Regions’ footprint in 2009.

The Company has taken a number of measures to manage the portfolios and mitigate losses, such as accelerated asset disposition. These strategies have been pursued in the more problematic portfolios, including the residential homebuilder portfolio, a subset of the commercial investor real estate mortgage and commercial investor real estate construction loan portfolios, Significant action in the management of the home equity portfolio has also been taken. The Company has a strong Customer Assistance Program in place, designed to educate customers about their loans and, as necessary, discuss options and solutions. During 2009, Regions began to experience deteriorating trends and credit pressure in income-producing commercial real estate loans, including multi-family and retail. Because of the cash flow associated with the income-producing credits, the Company can typically more easily restructure these loans. Accordingly, the loss content is expected to be generally lower than other types of investor real estate loans, such as residential homebuilder loans.

As a result of the unfavorable trends in credit quality previously described, including low consumer confidence, depressed property valuations, uncertainty around unemployment and weak demand for goods and services, management expects that net loan charge-offs for all portfolios will continue at an elevated level during 2010.

Reflecting the difficult credit environment as described above, the provision for loan losses rose significantly during 2009, totaling $3.5 billion, as compared to $2.1 billion in the previous year.

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

Details regarding the allowance for credit losses, including an analysis of activity from the previous year’s total, are included in Table 26 “Allowance for Credit Losses.” Management expects the allowance for credit losses to total loans ratio to vary over time due to changes in economic conditions, loan mix and collateral values, or variations in other factors that may affect inherent losses. Also, refer to Table 27 “Allocation of the Allowance for Loan Losses” for details pertaining to management’s allocation of the allowance for loan losses to each loan category.

Table 26—Allowance for Credit Losses

	2009		2008
	(In millions)
Allowance for loan losses at January 1	$1,826		$1,321
Loans charged-off:
Commercial and industrial	384		235
Commercial real estate mortgage—owner occupied	89		60
Commercial real estate construction—owner occupied	19		12
Commercial investor real estate mortgage	590		328
Commercial investor real estate construction	488		556
Residential first mortgage	206		83
Equity	442		243
Indirect	68		56
Other consumer	83		66

	2,369		1,639
Recoveries of loans previously charged-off:
Commercial and industrial	28		26
Commercial real estate mortgage—owner occupied	6		5
Commercial real estate construction—owner occupied	1		2
Commercial investor real estate mortgage	8		4
Commercial investor real estate construction	4		3
Residential first mortgage	4		2
Equity	27		17
Indirect	21		15
Other consumer	17		18

	116		92
Net charge-offs:
Commercial and industrial	356		209
Commercial real estate mortgage—owner occupied	83		55
Commercial real estate construction—owner occupied	18		10
Commercial investor real estate mortgage	582		324
Commercial investor real estate construction	484		553
Residential first mortgage	202		81
Equity	415		226
Indirect	47		41
Other consumer	66		48

	2,253		1,547

Allowance allocated to sold loans and loans transferred to loans held for sale	—		(5)
Provision for loan losses from continuing operations	3,541		2,057

Allowance for loan losses at December 31	$3,114		$1,826

Reserve for unfunded credit commitments at January 1	$74		$58
Provision for unfunded credit commitments	—		16

Reserve for unfunded credit commitments at December 31	$74		$74

Allowance for credit losses	$3,188		$1,900

Loans, net of unearned income, outstanding at end of period	$90,674		$97,419
Average loans, net of unearned income outstanding for the period	$94,523		$97,601
Ratios:
Allowance for loan losses at end of period to loans, net of unearned income	3.43%		1.87%
Allowance for loan losses at end of period to non-performing loans, excluding loans held for sale	0.89	x	1.74	x
Net charge-offs as percentage of:
Average loans, net of unearned income	2.38		1.59
Provision for loan losses	63.6		75.2

	2007	2006	2005
	(In millions)
Allowance for loan losses at January 1	$1,056	$784	$755
Loans charged-off:
Commercial and industrial	103	72	93
Commercial real estate(1)	39	49	63
Construction	33	10	7
Residential first mortgage(2)	20	2	n/a
Equity	54	38	4
Indirect	36	18	18
Other consumer	83	31	27

	368	220	212
Recoveries of loans previously charged-off:
Commercial and industrial	30	34	37
Commercial real estate(1)	9	10	13
Construction	2	3	1
Residential first mortgage(2)	1	—	n/a
Equity	13	8	2
Indirect	16	8	7
Other consumer	26	17	16

	97	80	76
Net charge-offs:
Commercial and industrial	73	38	56
Commercial real estate(1)	30	39	50
Construction	31	7	6
Residential first mortgage(2)	19	2	n/a
Equity	41	30	2
Indirect	21	10	11
Other consumer	56	14	11

	271	140	136

Allowance of purchased institutions at acquisition date	—	336	—
Allowance allocated to sold loans and loans transferred to loans held for sale	(19)	(14)	—
Transfer to/from reserve for unfunded credit commitments(3)	—	(52)	—
Provision for loan losses from continuing operations	555	142	167
Provision (credit) for loan losses from discontinued operations	—	—	(2)

Allowance for loan losses at December 31	$1,321	$1,056	$784

Reserve for unfunded credit commitments at January 1	$52	$—	$—
Transfer from/to allowance for loan losses(3)	—	52	—
Provision for unfunded credit commitments	6	—	—

Reserve for unfunded credit commitments at December 31	$58	$52	$—

Allowance for credit losses	$1,379	$1,108	$784

(1)	Breakout of commercial real estate mortgage and construction between owner occupied and investor categories not available for periods prior to 2008.
(2)	Breakout of residential first mortgage not available for 2005 due to the AmSouth merger; residential first mortgage is included in commercial real estate for 2005.
(3)	During the fourth quarter of 2006, Regions transferred the portion of the allowance for loan losses related to unfunded credit commitments to other liabilities.

Loans, net of unearned income, outstanding at end of period	$95,379		$94,551		$58,405
Average loans, net of unearned income outstanding for the period	$94,372		$64,766		$58,002
Ratios:
Allowance for loan losses at end of period to loans, net of unearned income	1.39%		1.12%		1.34%
Allowance for loan losses at end of period to non-performing loans, excluding loans held for sale	1.78	x	3.45	x	2.29	x
Net charge-offs as percentage of:
Average loans, net of unearned income	0.29		0.22		0.23
Provision for loan losses	48.8		98.2		82.5

Table 27—Allocation of the Allowance for Loan Losses

	2009		2008
	(Dollars in millions)
	Allocation Amount	% of Portfolio	Allocation Amount	% of Portfolio
Commercial and industrial	$638	20.5%	$466	25.5%
Commercial real estate mortgage—owner occupied	328	10.5	172	9.4
Commercial real estate construction—owner occupied	37	1.2	48	2.6

Total commercial	1,003	32.2	686	37.5
Commercial investor real estate mortgage	929	29.8	403	22.1
Commercial investor real estate construction	536	17.2	369	20.2

Total investor real estate	1,465	47.0	772	42.3
Residential first mortgage	213	6.9	87	4.8
Home equity	374	12.0	235	12.9
Indirect	26	0.8	28	1.5
Other consumer	33	1.1	18	1.0

	$3,114	100.0%	$1,826	100.0%

	2007		2006		2005
	(Dollars in millions)
	Allocation Amount	% of Portfolio	Allocation Amount	% of Portfolio	Allocation Amount	% of Portfolio
Commercial and industrial	$295	22.3%	$325	30.8%	$219	27.9%
Commercial real estate(1)	411	31.1	307	29.1	213	27.2
Construction(1)	348	26.4	189	17.9	109	13.9
Residential first mortgage	89	6.7	58	5.5	121	15.4
Home equity	95	7.2	95	9.0	68	8.7
Indirect	52	3.9	50	4.7	19	2.4
Other consumer	31	2.4	32	3.0	35	4.5

	$1,321	100.0%	$1,056	100.0%	$784	100.0%

(1)	Breakout of commercial real estate mortgage and construction between owner occupied and investor categories is not available for periods prior to 2008.

Loans deemed to be impaired include troubled debt restructurings (“TDRs”), plus commercial non-accrual loans. Commercial and investor real estate impaired loans with outstanding balances equal to or greater than $2.5 million are evaluated individually for impairment. For these loans, Regions measures the level of impairment based on the present value of the estimated projected cash flows, the estimated value of the collateral or, if available, the observable market price. For consumer TDRs, Regions measures the level of impairment based on pools of loans stratified by common risk characteristics. If current valuations are lower than the current book balance of the credit, the negative differences are reviewed for possible charge-off. In instances where management determines that a charge-off is not appropriate, a specific reserve is established for the individual loan in question. That specific reserve is incorporated as a part of the overall allowance for credit losses. The recorded investment in impaired loans was $5.0 billion at December 31, 2009 and $1.4 billion at December 31, 2008. The allowance allocated to impaired loans, excluding TDRs, totaled $403 million and $130 million at December 31, 2009 and 2008, respectively. Loans that were characterized as TDRs totaled $1.9 billion and $533 million at December 31, 2009 and 2008, respectively, and the allowance allocated to TDRs at December 31, 2009 and 2008 totaled $38 million and $9 million, respectively. The allocation to TDRs is a result of the type of loans considered TDRs as well as the current payment status of the borrowers. Restructured residential and home equity loans comprise 91 percent of all TDRs and 95 percent of all accruing TDRs at December 31, 2009. As shown in the table below, the majority of consumer TDRs are on accrual status at December 31, 2009, which is considered an indication of relatively low loss content. The average amount of impaired loans was $3.6 billion during 2009 and $1.3 billion during 2008. No material amount of interest income was recognized on impaired loans for the years ended December 31, 2009, 2008 and 2007.

The following table summarizes TDRs for the years ended December 31, 2009 and 2008:

Table 28—Troubled Debt Restructurings

	2009	2008
	(In millions)
Accruing:
Commercial and industrial	$25	$1
Residential first mortgage	1,291	406
Home equity	241	48
Other consumer	51	—

	1,608	455
Non-accrual status or 90 days past due:
Commercial and industrial	92	10
Residential first mortgage	178	67
Home equity	17	1

	287	78

	$1,895	$533

The increase in TDRs in 2009 is primarily related to restructuring of residential first mortgage and home equity loans. Regions continues to work to meet individual needs of consumer borrowers to stem foreclosures through the Customer Assistance Program. As a result, Regions initiated a significant number of extensions and modifications beginning in late 2008 and continuing throughout 2009.

NON-PERFORMING ASSETS

Non-performing assets consist of loans on non-accrual status and foreclosed properties. Loans are placed on non-accrual status when management has determined that payment of all contractual principal and interest is in doubt, or the loan is past due 90 days or more as to principal and interest unless well-secured and in the process of collection. When a commercial loan is placed on non-accrual status, uncollected interest accrued in the current year is reversed and charged to interest income. Uncollected interest accrued from prior years on commercial loans placed on non-accrual status in the current year is charged against the allowance for loan losses. When a consumer loan is placed on non-accrual status, all uncollected interest accrued is reversed and charged to interest income.

At December 31, 2009, non-performing assets totaled $4.4 billion, or 4.83 percent of ending loans, compared to $1.7 billion, or 1.76 percent of loans, at December 31, 2008. Non-performing assets, excluding loans held for sale, increased $2.8 billion to $4.1 billion, or 4.49 percent, compared to $1.3 billion, or 1.33 percent in 2008. The increase in non-performing assets during the year ended December 31, 2009 was primarily driven by commercial and investor real estate loans, including the residential homebuilder portfolio and condominium portfolios, due to the continued decline in residential property values. Of the $2.9 billion residential homebuilder portfolio, approximately $965 million was on non-accrual status and $18 million was 90 days or more past due as of December 31, 2009. Additionally, Regions has recently been experiencing an inflow of non-performing investor real estate loans secured by income-producing properties, including multi-family and retail. Of the $5.0 billion multi-family loans, approximately $113 million was on non-accrual status and $1 million was 90 days or more past due as of December 31, 2009. Of the $4.1 billion retail loans, approximately $288 million was on non-accrual status and $4 million was 90 days or more past due as of December 31, 2009. Because of the cash flow associated with the income-producing credits, the Company can more easily restructure these loans. Accordingly, the loss content is expected to be generally lower than other types of investor real estate.

Foreclosed properties, a subset of non-performing assets, totaled $607 million at December 31, 2009 and $243 million at December 31, 2008, reflecting continued stress on Regions’ loan portfolio. Regions’ foreclosed properties are composed primarily of a number of small to medium-size properties that are diversified geographically throughout the franchise. Foreclosed properties are recorded at the lower of the recorded investment in the loan or fair value less the estimated cost to sell. Table 29 “Non-Performing Assets” presents information on non-performing loans and foreclosed properties acquired in settlement of loans.

Changes in economic conditions and real estate demand in Regions’ markets are likely to keep the level of non-performing assets elevated during 2010.

Table 29—Non-Performing Assets

	2009		2008
	(Dollars in millions)
	Amount	% of loan balance	Amount	% of loan balance
Non-performing loans:
Commercial and industrial	$427	2.0%	$176	0.7%
Commercial real estate mortgage—owner occupied	560	4.6	157	1.3
Commercial real estate construction—owner occupied	50	6.7	26	1.6

Total commercial	1,037	3.0	359	1.0
Commercial investor real estate mortgage	1,203	7.5	292	2.0
Commercial investor real estate construction	1,067	19.1	273	3.0

Total investor real estate	2,270	10.5	565	2.4
Residential first mortgage	180	1.2	125	0.8
Home equity	1	0.0	3	0.0

Total non-performing loans	3,488	3.8	1,052	1.1
Foreclosed properties	607		243

Total non-performing assets* excluding loans held for sale	4,095		1,295
Non-performing loans held for sale	317		423

Total non-performing assets*	$4,412		$1,718

Accruing loans 90 days past due:
Commercial and industrial	$24	0.1%	$14	0.1%
Commercial real estate mortgage—owner occupied	16	0.1	9	0.1
Commercial real estate construction—owner occupied	2	0.3	3	0.2

Total commercial	42	0.1	26	0.1
Commercial investor real estate mortgage	22	0.1	12	0.1
Commercial investor real estate construction	8	0.1	12	0.1

Total investor real estate	30	0.1	24	0.1

Residential first mortgage	361	2.3	275	1.7
Home equity	241	1.6	214	1.3
Indirect	6	0.2	8	0.2
Other consumer	8	0.7	7	0.6

	$688	0.8%	$554	0.6%

Restructured loans not included in the categories above	$1,608		$455

Non-performing loans* to loans, net of unearned income	3.85%		1.08%
Non-performing assets* excluding loans held for sale, to loans, net of unearned income and foreclosed properties	4.49%		1.33%
Non-performing assets* to loans, net of unearned income and foreclosed properties	4.83%		1.76%

*	Exclusive of accruing loans 90 days past due

	2007	2006	2005
	(In millions)
Non-performing loans:
Commercial and industrial	$92	$57	$	n/a
Commercial real estate(1)	263	128		n/a
Construction(1)	310	57		n/a
Residential first mortgage	72	54		n/a
Home equity	7	10		n/a

Total non-performing loans	744	306		341
Foreclosed properties	120	73		66

Total non-performing assets*	$864	$379		$407

Non-performing loans* to loans, net of unearned income	0.78%	0.32%		0.58%
Non-performing assets* excluding loans held for sale, to loans, net of unearned income and foreclosed properties	0.90%	0.40%		0.70%
Non-performing assets* to loans, net of unearned income and foreclosed properties	0.90%	0.40%		0.70%

Accruing loans 90 days past due:
Commercial and industrial	$12	$10	$	n/a
Commercial real estate(1)	12	26		n/a
Construction(1)	19	15		n/a
Residential first mortgage	155	44		n/a
Home equity	147	41		n/a
Indirect	6	3		n/a
Other consumer	6	5		n/a

	$357	$144		$88

*	Exclusive of accruing loans 90 days past due

Note: Non-accrual loans and accruing loans 90 days past due by loan category are not available for periods prior to 2006.

(1)	Breakout of commercial real estate mortgage and construction between owner occupied and investor categories not available for periods prior to 2008.

Loans past due 90 days or more and still accruing totaled $688 million as of year-end 2009, an increase of $134 million from year-end 2008 levels, and reflected weaker economic conditions and general market deterioration. The increase was primarily due to increases in home equity and residential first mortgages, particularly in Florida.

At December 31, 2009 and December 31, 2008, Regions had approximately $1.2 billion and $0.8 billion, respectively, of potential problem commercial and investor real estate loans that were not included in non-accrual loans or in the accruing loans 90 days past due categories, but for which management had concerns as to the ability of such borrowers to comply with their present loan repayment terms. At December 31, 2009, $13 million of the $813 million from 2008 remained categorized as potential problem loans. The remaining loans either migrated to non-performing status or were no longer considered potential problem loans.

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

COMPARISON OF 2008 WITH 2007

The year ended December 31, 2008 was an extremely tumultuous year for the U.S. economy and, more specifically, for the financial services industry. Deteriorating home values, among other factors, provided a catalyst for declining valuations across nearly all asset classes, including loans and securities. The property value declines, which began in late 2007, continued to build throughout 2008. The Company’s exposure to the residential housing sector, primarily within its commercial real estate and construction loan portfolios, pressured its loan portfolio, resulting in increased credit costs and other real estate expenses. In addition, the results of goodwill impairment testing in the fourth quarter of 2008 indicated that the estimated fair value of Regions’ General Banking/Treasury reporting unit goodwill was less than its book value, requiring a $6.0 billion non-cash charge to earnings.

As a result of the aforementioned factors, Regions net income was much lower in 2008, primarily due to the goodwill impairment charge, a higher provision for loan losses and lower net interest income. Results from the year ended December 31, 2008, compared to the year ended December 31, 2007 included lower net interest income, higher provision for loan losses, and a higher amount of non-interest expenses. Offsetting these items was a higher amount of revenue derived from fee income in 2008 as compared to 2007. In addition, Regions results were affected in both years by integration and merger-related charges related to the acquisition of AmSouth, which closed on November 4, 2006.

Net loss from continuing operations in 2008 was $5.6 billion, or $8.07 per diluted common share, compared to net income from continuing operations of $1.4 billion, or $1.95 per diluted share in 2007. Regions incurred an $18 million and a $217 million pre-tax loss related to EquiFirst resulting in an after-tax net loss of $11 million and $142 million, for the years ended December 31, 2008 and 2007, respectively, which were accounted for as discontinued operations. Net income in 2008 includes after-tax merger charges of $125 million, or $0.18 per diluted share, compared to 2007 after-tax merger charges of $219 million, or $0.31 per diluted share.

As a result of the large earnings impact from the goodwill impairment charge, return measures, such as return on average tangible common stockholders’ equity, were not meaningful for 2008 on a generally accepted accounting principles (“GAAP”) basis. Excluding the goodwill impairment charge, merger-related charges and discontinued operations, return on average tangible common stockholders’ equity was 6.79 percent for the year ended December 31, 2008, compared to 20.43 percent for 2007. See Table 2 “GAAP to Non-GAAP Reconciliation” for additional details and Table 1 “Financial Highlights” for additional ratios.

Net interest income was $3.8 billion in 2008 compared to $4.4 billion in 2007. The decrease was driven by a lower net interest margin, which declined from 3.79 percent in 2007 to 3.23 percent in 2008. The net interest margin was negatively impacted by factors directly and indirectly associated with the erosion of economic and industry conditions in late 2007 and throughout 2008. These factors included an unfavorable variation in the general level and shape of the yield curve, intensification of price-based competition for retail deposits, disintermediation of deposits into other non-bank asset classes, rate increases for new debt issuances and rising non-performing asset levels. In addition, the costs of maintenance of the Company’s liquidity profile in the stressed environment increased, further pressuring the net interest margin.

The following discussion of non-interest income and expense is from continuing operations and excludes EquiFirst, which is reported separately as discontinued operations in the consolidated statements of operations. Non-interest income (excluding securities gains/losses) totaled $3.0 billion, or 43 percent of total revenue (on a fully taxable-equivalent basis) in 2008, compared to $2.9 billion, or 39 percent of total revenue (on a fully taxable-equivalent basis) in 2007, and continued to reflect Regions’ diversified revenue stream. The increase in non-interest income is primarily due to strong brokerage, investment banking and capital markets income, especially during the first half of 2008. As the year progressed, however, brokerage and equity capital markets revenue streams were affected by declining market activity and transaction flow. In addition in 2008, Regions recorded $63 million of other income due to proceeds from a sale of Class B common stock ownership interest in Visa.

Service charges on deposit accounts decreased 1 percent to $1.1 billion in 2008, primarily due to a decline in consumer insufficient funds and overdraft fees, due to policy changes which were enacted to retain customers.

Brokerage, investment banking and capital markets income increased in 2008 to $1.0 billion compared to $895 million in 2007, primarily reflecting stronger capital markets income. Despite the year-over-year increase in revenues, results for 2008 reflect the impact of the effective closure of credit markets and general upheaval in domestic and foreign markets. In addition, private client revenues were influenced by a reluctance of retail investors to make investment decisions in the market, due to increasing unemployment, declining property values, and declining personal wealth. Trust department income declined 7 percent to $234 million in 2008 from $251 million in 2007. Trust department income was negatively impacted by a reduction in fees from less assets under management. Customer and trust assets under management were $63.0 billion and $62.1 billion, respectively, at year-end 2008 compared to approximately $80.0 billion and $81.0 billion, respectively, at year-end 2007.

In 2008, mortgage income increased slightly from $136 million in 2007 to $138 million in 2008 due in part to the recognition of $10 million in loan servicing value during the first quarter of 2008 related to the adoption of FAS 159.

During the first quarter of 2007, Regions sold its non-conforming mortgage origination subsidiary, EquiFirst, for a sales price of approximately $76 million and recorded an after-tax gain of approximately $1 million at the time of the sale. The sale was subject to adjustment and was finalized during 2008 resulting in approximately $10 million of additional after-tax expense to Regions. See Note 4 “Discontinued Operations” to the consolidated financial statements for further detail. During the third quarter of 2007, Regions also exited the wholesale mortgage warehouse lending business as a result of risk and return considerations.

Regions reported net gains of $92 million from the sale of securities available for sale in 2008, compared to net losses of $9 million in 2007. The 2008 net gains were primarily related to the sale of federal agency debentures and U.S. treasury securities in the first quarter of 2008. The 2007 losses were primarily related to the sale of federal agency securities in conjunction with balance sheet management activities.

Other income decreased 29 percent from $259 million in 2007 to $183 million in 2008. A significant driver of the decline is due to a $26 million decrease in gains on the sale of loans in 2008 and a $21 million increase in losses related to affordable housing investments. In addition, in 2007 Regions recognized a $9 million gain on the termination of Union Planters hybrid debt and a $13 million gain on disposal of residual interests in an acquired subsidiary.

Total non-interest expense for 2008 included a $6.0 billion non-cash goodwill impairment charge. Non-interest expense, excluding the merger-related and goodwill impairment charges, increased $282 million to $4.6 billion in 2008. Included in non-interest expense are pre-tax merger-related charges of $201 million in 2008 and $351 million in 2007. See Table 9 “Non-Interest Expense (including Non-GAAP reconciliation)” for further details.

Salaries and employee benefits decreased 5 percent to $2.4 billion in 2008 compared to $2.5 billion in 2007, The decline in salaries and employee benefits is the result of ongoing merger-related and other personnel-related efficiencies, evidenced by reductions in headcount. Included in total salaries and employee benefits are merger charges totaling $134 million in 2008 and $159 million in 2007.

Net occupancy expense increased 7 percent to $442 million in 2008, due primarily to new branches and rising price levels. Included in net occupancy expense were merger charges of $4 million in 2008 and $34 million in 2007, reflecting costs to vacate leases due to the merger.

Furniture and equipment expense increased $34 million to $335 million in 2008. This increase was due to increased depreciation and maintenance expenses associated with capital additions, including new branches opened in 2007 and 2008. Included in furniture and equipment expense were merger charges of $5 million in both 2008 and 2007.

Professional and legal fees totaled $214 million in 2008 compared to $152 million in 2007. Included in professional fees during 2008 and 2007 were $7 million and $34 million, respectively, of merger-related charges. The 2008 increase is primarily due to higher legal expenses incurred at Morgan Keegan.

Other real-estate expenses increased $87 million to $103 million in 2008 compared to $16 million in 2007, driven by steep valuation declines and losses on the sale of foreclosed properties resulting from continued decline of the housing market. Another contribution factor was increased costs related to operating and maintaining the foreclosed properties during the holding period.

Marketing expenses totaled $97 million in 2008 compared to $134 million in 2007. Included in marketing expenses were merger-related charges of $13 million in 2008 and $43 million in 2007. In 2007, marketing expense was higher due to post-merger rebranding initiatives and marketing campaigns which ran to coincide with branch conversions, as well as customer communications associated with branch conversions and consolidations.

Mortgage servicing rights impairment increased $79 million to $85 million in 2008. The increase was driven by the effects of changes in the interest rate environment.

FDIC premiums increased $4 million to $15 million in 2008. The increase was driven by a higher insured deposit base.

Other miscellaneous expenses remained relatively steady, decreasing $4 million to $988 million in 2008; however, excluding merger charges of $38 million in 2008 and $76 million in 2007, other miscellaneous expenses increased 4 percent. Included in other miscellaneous expenses were $49 million and $39 million in write-downs on the investment in two Morgan Keegan mutual funds during 2008 and 2007, respectively. Also in 2008, Regions incurred a $65 million loss on early extinguishment of debt related to the redemption of subordinated notes. Other miscellaneous expenses benefited from the recognition of a $28 million litigation expense reduction related to Visa’s IPO in early 2008. Regions had recorded a $52 million expense for Visa litigation in 2007.

Regions’ 2008 provision for income taxes from continuing operations decreased $994 million to a tax benefit of $348 million compared to expense of $646 million in 2007, primarily due to lower consolidated earnings combined with a $275 million benefit from settlement of uncertain tax positions resulting from resolution with the IRS of the Company’s federal uncertain tax positions for tax years 1999-2006. Therefore, Regions’ effective tax rate from continuing operations was 5.9 percent in 2008 compared to 31.7 percent in 2007.

At December 31, 2008, non-performing assets totaled $1.7 billion, or 1.76 percent of ending loans, compared to $864 million, or 0.90 percent of loans, at December 31, 2007. Non-performing assets, excluding loans held for sale, increased $431 million to $1.3 billion, or 1.33 percent, compared to $864 million, or 0.90 percent in 2007. The increase in non-performing assets was primarily driven by construction and commercial real estate loans, including the residential homebuilder portfolio, due to the widespread decline in residential property values. During 2008, Regions disposed of or designated as held for sale approximately $1.6 billion of loans and foreclosed properties, partially offsetting the otherwise higher level of non-performing assets.

During 2008, the provision for loan losses from continuing operations was $2.1 billion and net charge-offs were $1.5 billion. This compares to a provision for loan losses from continuing operations of $555 million and net charge-offs of $271 million in 2007. Net charge-offs as a percent of average loans were 1.59 percent in 2008 compared to 0.29 percent in 2007. The significant increase in the provision and net charge-offs in 2008 is related to losses on non-performing loans sold or moved to held for sale. In 2008, these losses accounted for $639 million of the increase in the net charge-offs. The remaining increase in the loan loss provision was primarily due to an increase in management’s estimate of losses inherent in its residential homebuilder, condominium, home equity and residential mortgage portfolios, all of which are closely tied to the housing market slowdown. Losses were also impacted by the disposition of problem loans, as well as generally weaker economic conditions in the broader economy.

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

Table 30—Quarterly Results of Operations

	2009				2008
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(In millions, except per share data)
Total interest income	$1,288	$1,314	$1,351	$1,379	$1,581	$1,569	$1,630	$1,783
Total interest expense	438	469	520	570	657	647	651	765

Net interest income	850	845	831	809	924	922	979	1,018
Provision for loan losses	1,179	1,025	912	425	1,150	417	309	181

Net interest income (loss) after provision for loan losses	(329)	(180)	(81)	384	(226)	505	670	837
Total non-interest income, excluding securities gains (losses), net	814	768	1,091	1,013	702	719	743	817
Securities gains (losses), net	(96)	4	108	53	—	—	1	91
Total non-interest expense	1,219	1,243	1,231	1,058	7,273	1,128	1,141	1,250

Income (loss) before income taxes from continuing operations	(830)	(651)	(113)	392	(6,797)	96	273	495
Income tax expense (benefit)	(287)	(274)	75	315	(579)	6	67	158

Income (loss) from continuing operations	(543)	(377)	(188)	77	(6,218)	90	206	337

Loss from discontinued operations before income taxes	—	—	—	—	—	(18)	—	—
Income tax benefit from discontinued operations	—	—	—	—	—	(7)	—	—

Loss from discontinued operations, net of tax	—	—	—	—	—	(11)	—	—

Net income (loss)	$(543)	$(377)	$(188)	$77	$(6,218)	$79	$206	$337

Income (loss) from continuing operations available to common shareholders	$(606)	$(437)	$(244)	$26	$(6,244)	$90	$206	$337

Net income (loss) available to common shareholders	$(606)	$(437)	$(244)	$26	$(6,244)	$79	$206	$337

Earnings (loss) per share from continuing operations available to common shareholders:
Basic	$(0.51)	$(0.37)	$(0.28)	$0.04	$(8.97)	$0.13	$0.30	$0.48
Diluted	(0.51)	(0.37)	(0.28)	0.04	(8.97)	0.13	0.30	0.48

Earnings (loss) per share available to common shareholders:
Basic	(0.51)	(0.37)	(0.28)	0.04	(9.01)	0.11	0.30	0.48
Diluted	(0.51)	(0.37)	(0.28)	0.04	(9.01)	0.11	0.30	0.48

Cash dividends declared per share	0.01	0.01	0.01	0.10	0.10	0.10	0.38	0.38

Market price:
High	6.29	6.91	7.60	9.07	14.50	19.80	24.31	25.84
Low	4.61	3.30	3.66	2.35	6.85	6.41	10.31	17.90

Note: Quarterly amounts may not add to year-to-date amounts due to rounding.

Item 7.	Financial Statements and Supplementary Data

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

Regions’ management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its Internal Control—Integrated Framework. Based on our assessment, we believe and assert that, as of December 31, 2009, the Company’s internal control over financial reporting is effective based on those criteria.

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
Irene M. Esteves Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

THE BOARD OF DIRECTORS AND SHAREHOLDERS OF REGIONS FINANCIAL CORPORATION

We have audited Regions Financial Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Regions Financial Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Regions Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Regions Financial Corporation and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009 of Regions Financial Corporation and our report dated February 22, 2010, expressed an unqualified opinion thereon.

Birmingham, Alabama

February 22, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

THE BOARD OF DIRECTORS AND SHAREHOLDERS OF REGIONS FINANCIAL CORPORATION

We have audited the accompanying consolidated balance sheets of Regions Financial Corporation and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Regions Financial Corporation and subsidiaries at December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Regions Financial Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2010, expressed an unqualified opinion thereon.

Birmingham, Alabama

February 22, 2010

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31
	2009	2008
	(In millions, except share data)
Assets
Cash and due from banks	$2,052	$2,643
Interest-bearing deposits in other banks	5,580	7,540
Federal funds sold and securities purchased under agreements to resell	379	790
Trading account assets	3,039	1,050
Securities available for sale	24,069	18,850
Securities held to maturity (estimated fair value of $31 in 2009 and $47 in 2008)	31	47
Loans held for sale (includes $780 and $506 measured at fair value at December 31, 2009 and 2008, respectively)	1,511	1,282
Loans, net of unearned income	90,674	97,419
Allowance for loan losses	(3,114)	(1,826)

Net loans	87,560	95,593
Other interest-earning assets	734	897
Premises and equipment, net	2,668	2,786
Interest receivable	468	458
Goodwill	5,557	5,548
Mortgage servicing rights	247	161
Other identifiable intangible assets	503	638
Other assets	7,920	7,965

Total assets	$142,318	$146,248

Liabilities and Stockholders' Equity
Deposits:
Non-interest-bearing	$23,204	$18,457
Interest-bearing	75,476	72,447

Total deposits	98,680	90,904
Borrowed funds:
Short-term borrowings:
Federal funds purchased and securities sold under agreements to repurchase	1,893	3,143
Other short-term borrowings	1,775	12,679

Total short-term borrowings	3,668	15,822
Long-term borrowings	18,464	19,231

Total borrowed funds	22,132	35,053
Other liabilities	3,625	3,478

Total liabilities	124,437	129,435
Stockholders’ equity:
Preferred stock, authorized 10 million shares
Series A, cumulative perpetual participating, par value $1.00 (liquidation preference $1,000.00) per share, net of discount; Issued—3,500,000 shares	3,343	3,307
Series B, mandatorily convertible, cumulative perpetual participating, par value $1,000.00 (liquidation preference $1,000.00) per share; Issued—267,665 shares	259	—
Common stock, par value $.01 per share:
Authorized 1.5 billion shares
Issued including treasury stock—1,235,850,589 shares in 2009 and 735,667,650 shares in 2008	12	7
Additional paid-in capital	18,781	16,815
Retained earnings (deficit)	(3,235)	(1,869)
Treasury stock, at cost—43,241,020 shares in 2009 and 44,301,693 shares in 2008	(1,409)	(1,425)
Accumulated other comprehensive income (loss), net	130	(22)

Total stockholders’ equity	17,881	16,813

Total liabilities and stockholders’ equity	$142,318	$146,248

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31
	2009	2008	2007
	(In millions, except per share data)
Interest income on:
Loans, including fees	$4,199	$5,550	$6,925
Securities:
Taxable	966	828	856
Tax-exempt	19	40	41

Total securities	985	868	897
Loans held for sale	55	35	92
Federal funds sold and securities purchased under agreements to resell	3	18	51
Trading account assets	62	63	71
Other interest-earning assets	28	29	38

Total interest income	5,332	6,563	8,074
Interest expense on:
Deposits	1,277	1,724	2,664
Short-term borrowings	54	369	459
Long-term borrowings	666	627	553

Total interest expense	1,997	2,720	3,676

Net interest income	3,335	3,843	4,398
Provision for loan losses	3,541	2,057	555

Net interest income (loss) after provision for loan losses	(206)	1,786	3,843
Non-interest income:
Service charges on deposit accounts	1,156	1,148	1,163
Brokerage, investment banking and capital markets	989	1,027	895
Mortgage income	259	138	136
Trust department income	191	234	251
Securities gains (losses), net	69	92	(9)
Other	1,091	434	420

Total non-interest income	3,755	3,073	2,856
Non-interest expense:
Salaries and employee benefits	2,269	2,356	2,472
Net occupancy expense	454	442	414
Furniture and equipment expense	311	335	301
Other-than-temporary impairments(1)	75	23	7
Goodwill impairment	—	6,000	—
Other	1,642	1,636	1,466

Total non-interest expense	4,751	10,792	4,660

Income (loss) from continuing operations before income taxes	(1,202)	(5,933)	2,039
Income tax (benefit) expense	(171)	(348)	646

Income (loss) from continuing operations	(1,031)	(5,585)	1,393
Discontinued operations (Note 3):
Loss from discontinued operations before income taxes	—	(18)	(217)
Income tax benefit	—	(7)	(75)

Loss from discontinued operations, net of tax	—	(11)	(142)

Net income (loss)	$(1,031)	$(5,596)	$1,251

Net income (loss) from continuing operations available to common shareholders	$(1,261)	$(5,611)	$1,393

Net income (loss) available to common shareholders	$(1,261)	$(5,622)	$1,251

Weighted-average number of common shares outstanding:
Basic	989	695	708
Diluted	989	695	713
Earnings (loss) per common share from continuing operations:
Basic	$(1.27)	$(8.07)	$1.97
Diluted	(1.27)	(8.07)	1.95
Earnings (loss) per common share:
Basic	(1.27)	(8.09)	1.77
Diluted	(1.27)	(8.09)	1.76
Cash dividends declared per common share	0.13	0.96	1.46

(1)	Includes $266 million for the year ended December 31, 2009 of gross charges, net of $191 million of non-credit portion reported in other comprehensive income (loss). For 2008 and 2007, there was no non-credit component. See Note 4 to the consolidated financial statements.

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Treasury Stock, At Cost	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount
	(In millions, except share and per share data)
BALANCE AT JANUARY 1, 2007	—	$—	730	$7	$16,340	$4,493	$(8)	$(131)	$20,701
Cumulative effect of change in accounting principles due to adoption of new accounting literature	—	—	—	—	—	(269)	—	—	(269)
Comprehensive income:
Net income	—	—	—	—	—	1,251	—	—	1,251
Net change in unrealized gains and losses on securities available for sale, net of tax and reclassification adjustment(1)	—	—	—	—	—	—	—	166	166
Net change in unrealized gains and losses on derivative instruments, net of tax and reclassification adjustment(1)	—	—	—	—	—	—	—	96	96
Net change from defined benefit pension plans, net of tax(1)								72	72

Comprehensive income									1,585
Cash dividends declared—$1.46 per share	—	—	—	—	—	(1,036)	—	—	(1,036)
Purchase of treasury stock	—	—	(41)	—	—	—	(1,363)	—	(1,363)
Common stock transactions:
Stock transactions with employees under incentive plans, net	—	—	1	—	(17)	—	—	—	(17)
Stock options exercised and related activity, net	—	—	4	—	155	—	—	—	155
Amortization of unearned restricted stock	—	—	—	—	67	—	—	—	67

BALANCE AT DECEMBER 31, 2007	—	—	694	7	16,545	4,439	(1,371)	203	19,823
Cumulative effect of change in accounting principles due to adoption of new accounting literature	—	—	—	—	—	(17)	—	—	(17)
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	(5,596)	—	—	(5,596)
Net change in unrealized gains and losses on securities available for sale, net of tax and reclassification adjustment(1)	—	—	—	—	—	—	—	(101)	(101)
Net change in unrealized gains and losses on derivative instruments, net of tax and reclassification adjustment(1)	—	—	—	—	—	—	—	190	190
Net change from defined benefit pension plans, net of tax(1)	—	—	—	—	—	—	—	(314)	(314)

Comprehensive income (loss)									(5,821)
Cash dividends declared—$0.96 per share	—	—	—	—	—	(669)	—	—	(669)
Preferred dividends	—	—	—	—	—	(26)	—	—	(26)
Preferred stock transactions:
Proceeds from issuance of 3,500,000 shares of preferred stock	4	3,304	—	—	—	—	—	—	3,304
Proceeds from issuance of 48,253,677 common stock warrant	—	—	—	—	196	—	—	—	196
Discount accretion	—	3	—	—	—	—	—	—	3
Common stock transactions:
Stock transactions with employees under compensation plans, net	—	—	(3)	—	(3)	—	(54)	—	(57)
Stock options exercised and related activity, net	—	—	—	—	27	—	—	—	27
Amortization of unearned restricted stock	—	—	—	—	50	—	—	—	50

BALANCE AT DECEMBER 31, 2008	4	3,307	691	7	16,815	(1,869)	(1,425)	(22)	16,813

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY—Continued

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Treasury Stock, At Cost	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount
	(In millions, except share and per share data)
Comprehensive income:
Net income (loss)	—	—	—	—	—	(1,031)	—	—	(1,031)
Net change in unrealized gains and losses on securities available for sale, net of tax and reclassification adjustment	—	—	—	—	—	—	—	277	277
Net change in unrealized gains and losses on derivative instruments, net of tax and reclassification adjustment(1)	—	—	—	—	—	—	—	(133)	(133)
Net change from defined benefit pension plans, net of tax(1)	—	—	—	—	—	—	—	8	8

Comprehensive loss									(879)
Cash dividends declared—$0.13 per share	—	—	—	—	—	(105)	—	—	(105)
Preferred dividends	—	—	—	—	—	(194)	—	—	(194)
Preferred stock transactions:
Proceeds from issuance of 287,500 shares of mandadatority convertible preferred stock	—	278	—	—	—	—	—	—	278
Discount accretion	—	36	—	—	—	(36)	—	—	—
Conversion of Series B shares	—	(19)	—	—	—	—	—	—	(19)
Common stock transactions:
Net proceeds from issuance of 460 million shares of common stock	—	—	460	5	1,764	—	—	—	1,769
Issuance of 33 million shares of common stock issued in connection with early extinguishment of debt	—	—	33	—	135	—	—	—	135
Conversion of Series B shares	—	—	5	—	19	—	—	—	19
Stock transactions with employees under compensation plans, net	—	—	4	—	—	—	16	—	16
Stock options exercised and related activity, net	—	—	—	—	14	—	—	—	14
Amortization of unearned restricted stock	—	—	—	—	34	—	—	—	34

BALANCE AT DECEMBER 31, 2009	4	$3,602	1,193	$12	$18,781	$(3,235)	$(1,409)	$130	$17,881

(1)	See disclosure of reclassification adjustment amount and tax effect, as applicable, in Note 15 to consolidated financial statements.

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2009	2008	2007
	(In millions)
Operating activities:
Net income (loss)	$(1,031)	$(5,596)	$1,251
Adjustments to reconcile net cash provided by operating activities:
Provision for loan losses	3,541	2,057	555
Impairment of goodwill	—	6,000	—
Depreciation and amortization of premises and equipment	284	286	264
Impairment of mortgage servicing rights	—	85	6
Provision for losses on other real estate, net	142	88	10
Net amortization (accretion) of securities	10	(15)	(26)
Net amortization of loans and other assets	252	122	259
Net accretion of deposits and borrowings	(19)	(15)	(58)
Net securities (gains) losses	(69)	(92)	9
Net loss (gain) on sale of premises and equipment	—	3	(33)
(Gain) loss on early extinguishment of debt	(61)	66	—
Other-than-temporary impairments, net	75	23	7
Deferred income tax expense (benefit)	245	(407)	(124)
Excess tax benefits from share-based payments	(4)	—	(8)
Originations and purchases of loans held for sale	(7,409)	(3,079)	(5,531)
Proceeds from sales of loans held for sale	7,650	3,849	8,887
Gain on sale of loans, net	(96)	(57)	(66)
Loss from sale of mortgage servicing rights	—	15	4
(Increase) decrease in trading account assets	(1,989)	88	439
Decrease (increase) in other interest-earning assets	163	(392)	65
(Increase) decrease in interest receivable	(10)	158	45
Decrease (increase) in other assets	462	(584)	(2,900)
(Decrease) increase in other liabilities	(90)	(764)	190
Other	(52)	168	42

Net cash from operating activities	1,994	2,007	3,287
Investing activities:
Proceeds from sales of securities available for sale	5,451	2,142	1,964
Proceeds from maturites of:
Securities available for sale	5,405	3,181	2,496
Securities held to maturity	17	9	14
Purchases of:
Securities available for sale	(15,646)	(6,848)	(2,237)
Securities held to maturity	—	(5)	(41)
Proceeds from sales of loans	330	1,247	1,050
Proceeds from sales of mortgage servicing rights	—	44	21
Net decrease (increase) in loans	2,783	(6,433)	(1,496)
Net purchases of premises and equipment	(234)	(464)	(454)
Net cash received from disposition of business	—	—	6
Net cash received from deposits assumed	279	894	—

Net cash from investing activities	(1,615)	(6,233)	1,323
Financing activities:
Net increase (decrease) in deposits	7,501	(4,757)	(6,423)
Net (decrease) increase in short-term borrowings	(12,154)	4,702	1,453
Proceeds from long-term borrowings	2,792	11,606	6,934
Payments on long-term borrowings	(3,246)	(3,955)	(4,223)
Net proceeds from issuance of mandatorily convertible preferred stock	278	—	—
Net proceeds from issuance of common stock	1,769	—	—
Issuance of preferred stock and common stock warrant	—	3,500	—
Cash dividends on common stock	(105)	(669)	(1,036)
Cash dividends on preferred stock	(194)	—	—
Purchase of treasury stock	—	—	(1,363)
Proceeds from exercise of stock options and related activity	14	27	155
Excess tax benefits from share-based payments	4	—	8

Net cash from financing activities	(3,341)	10,454	(4,495)

Decrease in cash and cash equivalents	(2,962)	6,228	115
Cash and cash equivalents at beginning of year	10,973	4,745	4,630

Cash and cash equivalents at end of period	$8,011	$10,973	$4,745

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

Regions has evaluated all subsequent events for potential recognition and disclosure through February 22, 2010, the date of the filing of this Form 10-K.

Certain amounts in prior period financial statements have been reclassified to conform to current period presentation, except as otherwise noted. These reclassifications are immaterial and have no effect on net income (loss), total assets or stockholders’ equity.

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

The following table summarizes supplemental cash flow information for the years ended December 31:

	2009	2008	2007
	(In millions)
Cash paid during the period for:
Interest	$2,086	$2,800	$3,700
Income taxes, net	137	267	652
Loans transferred to other real estate	890	414	182
Student loans transferred to loans held for sale	—	792	—
Loans held for sale transferred to loans	—	—	52
Nonperforming loans transferred to loans held for sale	374	482	—
Properties transferred to held for sale	68	—	108

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

SECURITIES

Management determines the appropriate classification of debt and equity securities at the time of purchase and periodically re-evaluates such designations. Debt securities are classified as securities held to maturity when the Company has the intent and ability to hold the securities to maturity. Securities held to maturity are stated at amortized cost. Debt securities not classified as securities held to maturity or trading account assets and marketable equity securities not classified as trading account assets are classified as securities available for sale. Securities available for sale are stated at estimated fair value with changes in unrealized gains and losses, net of taxes, reported as a component of other comprehensive income (loss). See Note 22 for discussion of determining fair value.

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

The Company reviews its securities portfolio on a regular basis to determine if there are any conditions indicating that a security has other-than-temporary impairment. Factors considered in this determination include the length of time and the extent to which the market value has been below cost, the credit standing of the issuer, Regions’ intent to sell and whether it is more likely than not that the Company will have to sell the security before its market value recovers. Activity related to the credit loss component of other-than-temporary impairment is recognized in earnings. For debt securities, the portion of other-than-temporary impairment related to all other factors is recognized in other comprehensive income. See Note 4 for discussion and details of other-than-temporary impairment.

LOANS HELD FOR SALE

At December 31, 2009 and 2008, loans held for sale included commercial loans, investor real estate loans, residential real estate mortgage loans and student loans. Commercial and investor real estate loans held for sale consist of certain non-performing loans for which management has the intent to sell in the near term. Regions primarily classifies new residential real estate mortgage loans as held for sale based on intent, which is determined when the loans are underwritten. Residential real estate mortgage loans not designated as held for sale are retained based on available liquidity, interest rate risk management and other business purposes. Regions elected the fair value option for residential real estate mortgage loans held for sale originated after January 1, 2008. Student loans held for sale include certain loans for which management has the intent to sell in the near term. Commercial and investor real estate loans held for sale are carried at the lower of cost or estimated fair value, and student loans held for sale are carried at the lower of aggregate cost or estimated fair value. See Note 22 for discussion of determining fair value. Gains and losses on commercial, investor real estate and student loans held for sale are included in other non-interest expense. Gains and losses on residential mortgage loans held for sale are included in mortgage income.

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

Loans are placed on non-accrual status when management has determined that full payment of all contractual principal and interest is in doubt, or the loan is past due 90 days or more as to principal and/or interest unless the loan is well-secured and in the process of collection. When a commercial loan is placed on non-accrual status, uncollected interest accrued in the current year is reversed and charged to interest income. Uncollected interest accrued from prior years on commercial loans placed on non-accrual status in the current year is charged against the allowance for loan losses. When a consumer loan is placed on non-accrual status, all uncollected interest accrued is reversed and charged to interest income. Charge-offs on commercial loans occur when available information confirms the loan is not fully collectible and the loss is reasonably quantifiable. Consumer loans are subject to mandatory charge-off at a specified delinquency date consistent with regulatory guidelines. Interest collections on non-accrual loans for which the ultimate collectability of principal is uncertain are applied as principal reductions. In certain limited situations, if management concludes that all principal is ultimately collectible, collections on non-accrual loans are applied to principal and interest. Regions determines past due or delinquency status of a loan based on contractual payment terms.

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

The allowance is maintained at a level believed adequate by management to absorb probable losses inherent in the loan portfolio. Management’s determination of the adequacy of the allowance is a quarterly process and is based on an evaluation of the loan portfolio, historical loan loss experience, current economic conditions, collateral values of properties securing loans, volume, growth, quality and composition of the loan portfolio, regulatory guidance, and other relevant factors. Unfavorable changes in any of these, or other factors, or the availability of new information, could require that the allowance be adjusted in future periods. Actual losses could vary from management’s estimates. No portion of the resulting allowance is allocated to any individual credits or group of credits except for specific reserves required by authoritative accounting literature. The remaining allowance is available to absorb losses from any and all loans.

Regions’ assessment of allowance levels is determined in accordance with GAAP and regulatory guidelines. In determining the allowance, management uses information to stratify the loan portfolio into loan pools with common risk characteristics. Loan pools in the portfolio are assigned estimated allowance amounts of loss based on various factors and analyses, including but not limited to, current and historical loss experience trends and levels of problem credits, current economic conditions, changes in product mix and underwriting. Loans deemed to be impaired include non-accrual loans, excluding consumer loans, and troubled debt restructurings (“TDRs”). Impaired loans, excluding consumer loans, with outstanding balances greater than $2.5 million are evaluated individually rather than on a pool basis as described above. For these loans, Regions measures the level of impairment based on the present value of the estimated projected cash flows, the estimated value of the collateral or, if available, the observable market price. Regions generally uses the estimated projected cash flow method to measure impairment. For consumer TDRs, Regions measures the level of impairment based on pools of loans stratified by common risk characteristics.

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

ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS

Regions historically sold receivables, such as commercial loans, residential mortgage loans and dealer loans, in securitizations and to third parties, including conduits. When Regions sold these receivables, it retained a continuing interest in the form of interest-only strips, one or more subordinated tranches, servicing rights and/or cash reserve accounts. These retained interests were initially recognized based on their respective allocated cost basis on the date of transfer. Any gain or loss on the sale of the receivables depends in part on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the retained interests based on their relative estimated fair value at the date of transfer. Retained interests in the subordinated tranches and interest-only strips were recorded at fair value and included in securities available for sale. Subsequent adjustments to fair value are recorded through other comprehensive income. Quoted market prices for these assets are generally not available, so Regions estimates fair value based on the present value of expected future cash flows using management’s best estimates of the key assumptions—expected credit losses, prepayment speeds, weighted-average life, and discount rates commensurate with the inherent risks of the asset. In calculating prepayment rates, Regions utilizes a variety of prepayment models depending on the loan type and specific transaction requirements. The models used by Regions include the constant prepayment rate model (CPR) and the Bond Market Trade Association’s Mortgaged Asset-Backed Securities Division’s prepayment model (PSA). On a quarterly basis, Regions ensures that any retained interests are valued appropriately in the consolidated financial statements. Management reviews the historical performance of each retained interest and the assumptions used to project future cash flows. Assumptions are revised if past performance and future expectations dictate. The present value of cash flows is then recalculated based on the revised assumptions. See the “Future Application of Accounting Standards” section of Note 1 for further discussion of the impact of new accounting literature on transfers of financial assets.

Prior to January 1, 2009, amounts capitalized for the right to service mortgage loans were amortized as a component of other non-interest expense over the estimated remaining lives of the loans, considering appropriate prepayment assumptions. Mortgage servicing rights were recorded at the lower of aggregate cost or estimated fair value on a stratified basis. For purposes of evaluating impairment, the Company stratified its mortgage servicing portfolio on the basis of certain risk characteristics, including loan type and interest rate. Impairment related to mortgage servicing rights was recorded in other non-interest expense. Contractually specified servicing fees, late fees and other ancillary income related to the servicing of mortgage loans were recorded in mortgage income.

Effective January 1, 2009, the Company made an election to prospectively change the policy for accounting for residential mortgage servicing rights from the amortization method to the fair value measurement method. Under the fair value measurement method, servicing assets are measured at fair value each period with changes in fair value recorded as a component of mortgage income. Additionally, during the third quarter of 2009, Regions adopted an option-adjusted spread (OAS) valuation approach. The OAS represents the average spread over the Libor swap curve that equates the asset’s discounted cash flows to its market price.

The fair value of mortgage servicing rights is calculated using various assumptions including future cash flows, market discount rates, expected prepayment rates, servicing costs and other factors. A significant change in prepayments of mortgages in the servicing portfolio could result in significant changes in the valuation adjustments, thus creating potential volatility in the carrying amount of mortgage servicing rights. See Note 22 for additional discussion regarding determination of fair value.

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

The Company’s goodwill is tested for impairment on an annual basis, or more often if events or circumstances indicate that there may be impairment. Regions assesses the following indicators of goodwill impairment for each reporting period:

•	Recent operating performance,

•	Changes in market capitalization,

•	Regulatory actions and assessments,

•	Changes in the business climate (including legal factors and competition),

•	Company-specific factors (including changes in key personnel, asset impairments, and business dispositions), and

•	Trends in the banking industry.

Adverse changes in the economic environment, declining operations, or other factors could result in a decline in the implied fair value of goodwill. A goodwill impairment test includes two steps. Step One, used to identify potential impairment, compares the estimated fair value of a reporting unit with its carrying amount, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. If the carrying amount of a reporting unit exceeds its estimated fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. Step Two of the goodwill impairment test compares the implied estimated fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of goodwill for that reporting unit exceeds the implied fair value of that unit’s goodwill, an impairment loss is recognized in an amount equal to that excess. Regions tested goodwill for impairment periodically during 2008 and 2009 and recorded a $6.0 billion impairment charge within the General Bank/Treasury unit during the fourth quarter of 2008. Based on the testing performed throughout 2009, Regions’ goodwill was not impaired in 2009.

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

Regions uses the output from these approaches to determine estimated fair value. Below is a table of assumptions used in estimating the fair value of each reporting unit for the annual tests in 2009 and 2008, respectively. The tables include the discount rate used in the income approach and the market multiplier and implied control premium used in the market approaches applied to all reporting units for each reporting date.

As of December 31, 2009	General Banking/ Treasury	Investment Banking/ Brokerage/Trust	Insurance
Discount rate used in income approach	18%	13%	12%
Public company method market multiplier(a)	0.7x	1.6x	9.1x
Public company method control premium	30%	30%	30%
Transaction method market multiplier(a)	0.9x	2.2x	n/a

(a)	For the General Bank/Treasury and Investment Banking/Brokerage/Trust reporting units, these multipliers are applied to tangible book value. For the Insurance reporting unit, this multiplier is applied to the last twelve months of earnings before interest, taxes and depreciation, respectively.

As of December 31, 2008	General Banking/ Treasury	Investment Banking/ Brokerage/Trust	Insurance
Discount rate used in income approach	21%	11%	9%
Public company method market multiplier(a)	0.6x	n/a	8.7x
Public company method control premium	30%	30%	30%
Transaction method market multiplier(b)	0.8x	3.3x	n/a

(a)	For the General Bank/Treasury and Insurance reporting units, these multipliers are applied to tangible book value and the last twelve months of earnings before interest, taxes and depreciation, respectively.

(b)	For the General Bank/Treasury and Investment Banking/Brokerage/Trust reporting units, these multipliers are applied to tangible book value and brokerage assets under management, respectively.

For purposes of performing Step Two of the goodwill impairment test, if applicable, Regions compares the implied estimated fair value of the reporting unit goodwill with the carrying amount of that goodwill. In order to determine the implied estimated fair value, a full purchase price allocation would be performed in the same manner as if a business combination had occurred. As part of the Step Two analysis, Regions estimates the fair value of all of the assets and liabilities of the reporting unit, including unrecognized assets and liabilities. The related valuation methodologies for certain material financial assets and liabilities are discussed in Note 22.

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

Refer to Note 9 for further discussion of the results of the goodwill and other identifiable intangibles impairment tests.

FORECLOSED PROPERTY AND OTHER REAL ESTATE

Other real estate and certain other assets acquired in satisfaction of indebtedness (“foreclosure”) are carried in other assets at the lower of the recorded investment in the loan or fair value less estimated costs to sell the property. At the date of transfer, when the recorded investment in the loan exceeds the property’s fair value less costs to sell, write-downs are recorded as charge-offs in the allowance. Subsequent to transfer, additional write-downs are recorded as other non-interest expense. Gain or loss on the sale of foreclosed property and other real estate is included in other non-interest expense. See Note 10 for details.

From time to time, assets classified as premises and equipment are transferred to held for sale for various reasons. These assets are carried in other assets at the lower of the recorded investment in the asset or fair value less estimated cost to sell based upon the property’s appraised value at the date of transfer. Any write-downs of property held for sale are recorded as other non-interest expense. At December 31, 2009 and 2008, the carrying values of premises and equipment held for sale were approximately $56 million and $32 million, respectively.

DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

The Company enters into derivative financial instruments to manage interest rate risk, facilitate asset/liability management strategies and manage other exposures. These instruments primarily include interest rate swaps, options on interest rate swaps, interest rate caps and floors, Eurodollar futures, and forward sale commitments. All derivative financial instruments are recognized on the consolidated balance sheets as other assets or other liabilities at estimated fair value. Regions enters into master netting agreements with counterparties and/or requires collateral based on counterparty credit ratings to cover exposures.

Qualifying derivative financial instruments are designated, based on the exposure being hedged, as either fair value or cash flow hedges. For derivative financial instruments not designated as fair value or cash flow hedges, gains and losses related to the change in fair value are recognized in earnings during the period of change in fair value as brokerage, investment banking and capital markets income.

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

When a hedge is terminated or hedge accounting is discontinued because the hedged item no longer meets the definition of a firm commitment, or because it is probable that the forecasted transaction will not occur by the end of the specified time period, the derivative will continue to be recorded in the consolidated balance sheets at its estimated fair value, with changes in fair value recognized currently in brokerage, investment banking and capital markets income. Any asset or liability that was recorded pursuant to recognition of the firm commitment is removed from the consolidated balance sheets and recognized currently in other non-interest expense. Gains and losses that were accumulated in other comprehensive income pursuant to the hedge of a forecasted transaction are recognized immediately in other non-interest expense.

Regions also enters into interest rate lock commitments, which are commitments to originate mortgage loans whereby the interest rate on the loan is determined prior to funding and the customers have locked into that interest rate. Accordingly, such commitments are recorded at estimated fair value with changes in fair value recorded in mortgage income. Regions also has corresponding forward sale commitments related to these interest rate lock commitments, which are recorded at fair value with changes in fair value recorded in mortgage income. See Note 22 for additional information related to the valuation of interest rate lock commitments.

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

Concurrent with the election to use fair value measurement for mortgage servicing rights referred to above, Regions began using various derivative instruments to mitigate the impact of changes in the fair value of mortgage servicing rights in the statement of operations. The instruments are primarily forward rate commitments but can include futures and swaptions. These derivatives are carried at fair value, with changes reported in mortgage income.

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

From time to time, for certain business plans enacted by Regions, management bases the estimates of related tax liabilities on its belief that future events will validate management’s current assumptions regarding the ultimate outcome of tax-related exposures. If the tax effects of a transaction are significant, Regions’ practice is to obtain the opinion of advisors that the tax effects of such a transaction should prevail if challenged. If the tax benefits associated with a transaction are not more-likely-than-not of being sustained upon examination by weighing the facts and circumstances at the reporting date, Regions records a liability for the recognized income tax benefits associated with that transaction. The examination of Regions’ income tax returns or changes in tax law may impact the tax benefits of these transactions. Regions recognizes accrued interest and penalties related to unrecognized tax benefits as tax expense. Regions believes adequate provisions for income tax have been recorded for all years open for examination.

Regions implemented authoritative accounting literature related to uncertain tax positions which required that only benefits from tax positions that are more-likely-than-not of being sustained upon examination should be recognized in the financial statements. As a result of the implementation, the Company recognized an approximate $259 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings.

Management evaluates the realization of deferred tax assets based on all positive and negative evidence available at the balance sheet date. Realization of deferred tax assets is based on management’s judgments regarding future events including future projected income, implementation of plans to maximize realization of deferred tax assets, taxable income within the carryback period and reversal of taxable temporary differences.

TREASURY STOCK

The purchase of the Company’s common stock is recorded at cost. At the date of retirement or subsequent reissuance, treasury stock is reduced by the cost of such stock with differences recorded in additional paid-in capital or retained earnings, as applicable.

SHARE-BASED PAYMENTS

Compensation cost for share-based payments is measured based on the fair value of the award, which most commonly includes restricted stock (i.e., unvested common stock) and stock options, at the grant date and is recognized in the consolidated financial statements on a straight-line basis over the requisite service period for service-based awards. The fair value of restricted stock or restricted stock units is determined based on the closing price of Regions’ common stock on the date of grant. The fair value of stock options where vesting is based on service is estimated at the date of grant using a Black-Scholes option pricing model and related assumptions. Expected volatility considers implied volatility from traded options on the Company’s stock and, primarily, historical volatility of the Company’s stock. Regions considers historical data to estimate future option exercise behavior, which is used to derive an option’s expected term. The expected term represents the period of time that options are expected to be outstanding from the grant date. Historical data is also used to estimate future employee attrition, which is used to calculate an expected forfeiture rate. Groups of employees that have similar historical exercise behavior are reviewed and considered for valuation purposes. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant and the weighted-average expected life of the grant. Beginning in 2009, Regions issued restricted stock units payable solely in cash (“cash-settled RSUs”), which are accounted for as liabilities in the consolidated balance sheets. The cash settled RSUs are subject to a vesting period ranging from two weeks to one year and, following the vesting period, are subject to transfer restrictions and a delayed payment, which can range from six months to two years. The grant date fair value of the award is determined in the same manner as other restricted stock awards and is charged to the statement of operations over the vesting period. Changes in Regions’ stock price over the delayed payment period are charged to the statement of operations.

REVENUE RECOGNITION

The largest source of revenue for Regions is interest income. Interest income is recognized on an accrual basis driven by nondiscretionary formulas based on written contracts, such as loan agreements or securities contracts. Credit-related fees, including letter of credit fees, are recognized in non-interest income when earned. Regions recognizes commission revenue and brokerage, exchange and clearance fees on a trade-date basis. Other types of non-interest revenues, such as service charges on deposits and trust revenues, are accrued and recognized into income as services are provided and the amount of fees earned are reasonably determinable.

PER SHARE AMOUNTS

Earnings (loss) per common share computations are based upon the weighted-average number of shares outstanding during the period. Diluted earnings (loss) per common share computations are based upon the weighted- average number of shares outstanding during the period, plus the effect of outstanding stock options and stock performance awards if dilutive. The diluted earnings (loss) per common share computation also assumes conversion of convertible preferred stock and warrants, unless such an assumed conversion would be antidilutive.

RECENT ACCOUNTING PRONOUNCEMENTS AND ACCOUNTING CHANGES

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157 “Fair Value Measurements”, codified in the “Fair Value Measurements and Disclosures” Topic (“Fair Value Topic”) of the FASB Accounting Standards Codification (“ASC”), which provides guidance for using fair value to measure assets and liabilities, but does not expand the use of fair value in any circumstance. The guidance also requires expanded disclosures about the extent to which a company measures assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on an entity’s financial statements. The provisions apply when other guidance requires or permits assets and liabilities to be measured at fair value. The Fair Value Topic is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted. Regions adopted the provisions on January 1, 2008, and the effect of adoption on the consolidated financial statements was not material. Additionally, in February 2008, the FASB issued FSP 157-2, “Effective Date of FASB Statement No. 157”, also codified in the Fair Value Topic, which delays the effective date for non-recurring, non-financial instruments to fiscal years beginning after November 15, 2008. Regions implemented these provisions as of January 1, 2009. Refer to Note 22, “Fair Value Measurements” for additional information about the impact of the adoption of the Fair Value Topic.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements”, codified in the “Consolidation” Topic of the ASC, which requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. Additionally, the provisions require that transactions between an entity and noncontrolling interests be treated as equity transactions. The provisions are effective for fiscal years beginning after December 15, 2008. Furthermore, in January 2010, the FASB issued Accounting Standard Update (“ASU”) 2010-02 “Accounting and Reporting for Decreases in Ownership of a Subsidiary—a Scope Clarification”. ASU 2010-02 clarified the scope of the provisions of the “Consolidation” topic. Regions adopted these provisions on January 1, 2009, and their adoption did not have a material impact on the consolidated financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities”, codified in the “Derivatives and Hedging” Topic of the ASC. The guidance requires entities to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The provisions are effective for fiscal years and interim periods beginning after November 15, 2008, with early adoption permitted. Regions adopted the provisions on January 1, 2009. Refer to Note 21, “Derivative Financial Instruments and Hedging Activities” for additional information.

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

In December 2008, the FASB issued FASB Staff Position No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets”, codified in the “Compensation – Retirement Benefits” Topic of the ASC. The guidance requires annual disclosures about assets held in an employer’s defined benefit pension or other postretirement plan. These provisions are generally effective for fiscal years ending after December 15, 2009. See Note 18 for disclosures required by this guidance.

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

In April 2009, the FASB issued FASB Staff Position No. 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”, codified in the “Business Combinations” Topic of the ASC, to address certain implementation issues related to the accounting for assets and liabilities arising from contingencies. The guidance requires that assets acquired and liabilities assumed in a business combination arising from contingencies should be recognized at fair value on the acquisition date if fair value can be determined during the measurement period. These provisions are effective for acquisitions where the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. These provisions will be applied to any prospective business combination.

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

In April 2009, the FASB issued FASB Staff Position No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”, codified in the “Financial Instruments” Topic of the ASC, to require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. This guidance is effective for interim and annual reporting periods ending after June 15, 2009, and is applied prospectively. Regions adopted these provisions during the second quarter of 2009. Refer to Note 22, “Fair Value Measurements” for additional information.

In April 2009, the FASB issued FSP 115-2 and 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, codified in the “Investments” Topic of the ASC, which modifies and expands other-than-temporary impairment guidance for debt securities. This guidance addresses the unique features of debt securities and clarifies the interaction of the factors that should be considered when determining whether a debt security is other-than-temporarily impaired. Additionally, it requires an entity to recognize the credit component of an other-than-temporary impairment of a debt security in earnings and the noncredit component in other comprehensive income when the entity does not intend to sell the security and it is more likely than not that the entity will not be required to sell the security prior to recovery. The guidance also expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities. This guidance is effective for interim and annual reporting periods ending after June 15, 2009, and is applied prospectively. Regions adopted these provisions during the second quarter of 2009. Refer to Note 4 for additional information.

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

In August 2009, the FASB issued ASU 2009-05 “Measuring Liabilities at Fair Value”. ASU 2009-05 provides further guidance on how to measure the fair value of a liability. ASU 2009-05 is effective for the first reporting period beginning after August 26, 2009. The adoption of ASU 2009-05 did not have a material impact to the consolidated financial statements.

In September 2009, the FASB issued ASU 2009-12 “Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)”. ASU 2009-12 permits the use of net asset value per share to estimate the fair value of these investments as a practical expedient. The ASU also requires disclosure, by major category of investment, of the attributes of the investments, such as the nature of any restrictions on the investor's ability to redeem its investments at the measurement date, any unfunded commitments, and the investment strategies of the investees. ASU 2009-12 is effective for interim and annual reporting periods ending after December 15, 2009. The adoption of ASU 2009-12 did not have a material impact to the consolidated financial statements.

FUTURE APPLICATION OF ACCOUNTING STANDARDS

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140”, codified in the “Consolidation” Topic of the ASC as ASU 2009-16, which eliminates the concept of a “Qualified Special Purpose Entity” from FAS 140, changes the requirements for derecognizing financial assets, and requires additional disclosures. ASU 2009-16 is effective for fiscal years beginning after November 15, 2009. Regions is in the process of reviewing the potential impact of these provisions; however, their adoption is not expected to have a material impact to the consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R)”, codified in the “Consolidation” Topic of the ASC as ASU 2009-17, which modifies how a company determines when a VIE should be consolidated. It also requires a qualitative assessment of an entity’s determination of the primary beneficiary of a VIE based on whether the entity (1) has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance, and (2) has the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. An ongoing reassessment is also required to determine whether a company is the primary beneficiary of a VIE as well as additional disclosures about a company’s involvement in VIEs. ASU 2009-17 is effective for fiscal years beginning after November 15, 2009. Regions is in the process of reviewing the potential impact of these provisions; however, their adoption is not expected to have a material impact to the consolidated financial statements.

In January 2010, the FASB issued the ASU 2010-06, “Improving Disclosures about Fair Value Measurements”, which requires additional disclosures related to the transfers in and out of fair value hierarchy and the activity of Level 3 financial instruments. This ASU also provides clarification for the classification of financial instruments and the discussion of inputs and valuation techniques. The new disclosures and clarification are effective for interim and annual reporting periods after December 15, 2009, except for the disclosures related to the activity of Level 3 financial instruments. Those disclosures are effective for periods after December 15, 2010 and for interim periods within those years. Regions is in the process of reviewing the potential impact of ASU 2010-06; however, the adoption of this ASU is not expected to have a material impact to the consolidated financial statements.

NOTE 2. VARIABLE INTEREST ENTITIES

Regions is involved in various entities that are considered to be VIEs, as defined by authoritative accounting literature. Generally, a VIE is a corporation, partnership, trust or other legal structure that either does not have equity investors with substantive voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. The following discusses the VIE’s in which Regions has a significant interest.

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

Regions periodically invests in various limited partnerships that sponsor affordable housing projects, which are funded through a combination of debt and equity. These partnerships meet the definition of a VIE. Due to the nature of the management activities of the general partner, Regions is not the primary beneficiary of these partnerships and accounts for these investments using the equity method. Regions’ equity method investments as of December 31, 2009 and 2008 were $827 million and $710 million, respectively, which are included in other assets. Regions reports its equity share of the partnership gains and losses as an adjustment to non-interest income. The Company also receives credits toward its federal income tax liabilities, which are reported as a reduction of income tax expense (or increase to income tax benefit) and a reduction of federal income taxes payable. Unfunded commitments to the partnerships included in other liabilities were $258 million and $298 million as of December 31, 2009 and 2008, respectively. Additionally, Regions has short-term construction loans or letters of credit commitments with certain of the partnerships totaling $324 million and $188 million as of December 31, 2009 and 2008, respectively. The funded portion of these loans and letters of credit was $150 million and $115 million at December 31, 2009 and 2008, respectively. The funded portion is classified as commercial and industrial loans on the consolidated balance sheets.

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

The results from discontinued operations did not impact the year ending December 31, 2009. The results from discontinued operations for the years ending December 31, 2008, and 2007 are as follows:

	2008	2007
	(In millions)
Net interest income	$—	$12
Provision for loan losses	—	—

Net interest income after provision for loan losses	—	12

Total non-interest income, excluding gain on sale of discontinued operations	—	(189)
Total non-interest expense	18	52

Loss from discontinued operations before income taxes	(18)	(229)
Gain on sale of discontinued operations before income taxes	—	12

Loss from discontinued operations before income taxes	(18)	(217)
Income tax benefit	(7)	(75)

Loss from discontinued operations, net of tax	$(11)	$(142)

NOTE 4. SECURITIES

The amortized cost and estimated fair value of securities available for sale and securities held to maturity at December 31 are as follows:

December 31, 2009	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Securities available for sale:
U.S. Treasury securities	$46	$4	$—	$50
Federal agency securities	44	1	—	45
Obligations of states and political subdivisions	70	—	—	70
Mortgage-backed securities:
Residential agency	22,271	474	(61)	22,684
Residential non-agency	33	3	—	36
Commercial agency	20	1	—	21
Other debt securities	22	—	(3)	19
Equity securities	1,132	12	—	1,144

	$23,638	$495	$(64)	$24,069

Securities held to maturity:
U.S. Treasury securities	$7	$—	$—	$7
Federal agency securities	6	—	—	6
Mortgage-backed securities:
Residential agency	16	—	—	16
Other debt securities	2	—	—	2

	$31	$—	$—	$31

December 31, 2008	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Securities available for sale:
U.S. Treasury securities	$802	$84	$—	$886
Federal agency securities	1,521	175	—	1,696
Obligations of states and political subdivisions	755	9	(8)	756
Mortgage-backed securities:
Residential agency	12,060	276	(3)	12,333
Residential non-agency	1,627	6	(394)	1,239
Commercial	898	1	(142)	757
Other debt securities	21	—	(2)	19
Equity securities	1,178	1	(15)	1,164

	$18,862	$552	$(564)	$18,850

Securities held to maturity:
U.S. Treasury securities	$14	$1	$—	$15
Federal agency securities	10	—	(1)	9
Obligations of states and political subdivisions	1	—	—	1
Mortgage-backed securities:
Residential agency	20	—	—	20
Other debt securities	2	—	—	2

	$47	$1	$(1)	$47

Regions evaluates securities in a loss position for other-than-temporary impairment, considering such factors as the length of time and the extent to which the market value has been below cost, the credit standing of the issuer, Regions’ intent to sell and whether it is more likely than not that the Company will have to sell the security before its market value recovers. Activity related to the credit loss component of other-than-temporary impairment is recognized in earnings. For debt securities, the portion of other-than-temporary impairment related to all other factors is recognized in other comprehensive income (loss). For the year ended December 31, 2009, activity related to credit losses for only debt securities where a portion of the other-than-temporary impairment was recognized in other comprehensive income (loss) is as follows:

2009
(In millions)
Balance, January 1, 2009	$—
Additions for the credit loss component of other-than-temporary impairments of debt securities recognized in earnings where a portion of the impairment was charged to other comprehensive income (loss)	47
Reductions for the sale of securities where a portion of the impairment was previously charged to other comprehensive income (loss)	(47)

Balance, December 31, 2009	$—

The following table provides details of other-than-temporary impairment charges for the year ended December 31, 2009:

2009
(In millions)
Non-agency residential mortgage-backed securities:
Gross charges(1)	$238
Non-credit charges to other comprehensive income (loss)	(191)

Other-than-temporary impairment, net(2)	47
Municipal securities, gross charges(3)	16
Equity securities, gross charges(3)	12

Total gross charges(1)	$266

Total other-than-temporary impairment, net(2)	$75

(1)	Includes credit portion reported in earnings and non-credit portion reported in other comprehensive income (loss).

(2)	Net other-than-temporary impairment reported in earnings.
(3)	All impairment for these securities is credit-related; therefore, gross charges equals the net amount reported in earnings.

During 2009, non-agency residential mortgage-backed securities with other-than-temporary impairment consisted of 30 securities. As of December 31, 2009, the Company had exited its position in all of the non-agency residential mortgage backed securities for which other-than-temporary impairments had previously been recorded. All non-credit losses previously recorded in other comprehensive income (loss) had been recognized in the statement of operations as of December 31, 2009.

The Company estimates the amount of losses attributable to credit using a third-party discounted cash flow model that compiles relevant details on borrower and collateral performance on a security-by-security basis. Assumptions including delinquencies, default rates, credit subordination support, prepayment rates, and loss severity based on the underlying collateral characteristics and year of origination are considered to estimate the future cash flows. Assumptions used can vary widely from loan to loan, and are influenced by such factors as interest rates, geography, borrower specific data and underlying collateral. Expected future cash flows are then calculated using a discount rate that management believes a market participant would consider in determining the fair value. Based on the results of the estimated future cash flows, the Company determines the amount of estimated losses related to credit and the remaining unrealized loss for which recovery is expected. Significant weighted-average assumptions specific to non-agency residential mortgage-backed securities for which other-than-temporary impairment was recorded during 2009 include a 22.9% collateral default rate projection, 9.2% credit subordination support and 14.2% delinquency rate.

The following tables present unrealized loss and estimated fair value of securities available for sale at December 31, 2009 and 2008. These securities are segregated between investments that have been in a continuous unrealized loss position for less than twelve months and twelve months or more.

	Less Than Twelve Months		Twelve Months or More		Total
December 31, 2009	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In millions)
Mortgage-backed securities:
Residential agency	6,686	(61)	—	—	6,686	(61)
All other securities	—	—	8	(3)	8	(3)

	$6,686	$(61)	$8	$(3)	$6,694	$(64)

	Less Than Twelve Months		Twelve Months or More		Total
December 31, 2008	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In millions)
Mortgage-backed securities:
Residential agency	370	(2)	212	(1)	582	(3)
Residential non-agency	1,040	(345)	132	(49)	1,172	(394)
Commercial	420	(75)	316	(67)	736	(142)
All other securities	204	(21)	138	(4)	342	(25)

	$2,034	$(443)	$798	$(121)	$2,832	$(564)

The gross unrealized loss on debt securities held to maturity was $0 and $1 million at December 31, 2009 and 2008, respectively, with all loss positions in a continuous loss position of less than twelve months.

For the securities included in the tables above, management does not believe any individual unrealized loss, which was comprised of 151 securities and 1,065 securities at December 31, 2009 and 2008, respectively, represented an other-than-temporary impairment as of those dates. The unrealized losses at December 31, 2008 related primarily to the impact of lower interest rates and widening of credit and liquidity spreads related to U.S. Treasury securities and mortgage-backed securities. During the second half of 2009, the Company made efforts to significantly reduce the credit risk in the available for sale portfolio. Exposures in residential non-agency mortgage-backed securities, commercial non-agency mortgage-backed securities, and obligations of states and political subdivisions have been substantially reduced. Proceeds from exiting these positions were reinvested in residential agency mortgage-backed securities.

The cost and estimated fair value of securities available for sale and securities held to maturity at December 31, 2009, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Cost	Estimated Fair Value
	(In millions)
Securities available for sale:
Due in one year or less	$37	$38
Due after one year through five years	68	72
Due after five years through ten years	11	11
Due after ten years	66	63
Mortgage-backed securities:
Residential agency	22,271	22,684
Residential non-agency	33	36
Commercial agency	20	21
Equity securities	1,132	1,144

	$23,638	$24,069

Securities held to maturity:
Due in one year or less	$4	$4
Due after one year through five years	8	8
Due after five years through ten years	3	3
Due after ten years	—	—
Mortgage-backed securities:
Residential agency	16	16

	$31	$31

Proceeds from sales of securities available for sale in 2009 were $5.5 billion, with gross realized gains and losses of $187 million and $118 million, respectively. Proceeds from sales of securities available for sale in 2008 were $2.1 billion, with gross realized gains and losses of $95 million and $3 million, respectively. Proceeds from sales of securities available for sale in 2007 were $2.0 billion, with gross realized gains and losses of $41 million and $50 million, respectively. The cost of securities sold is based on the specific identification method.

Equity securities included $492 million and $533 million of amortized cost related to Federal Reserve Bank stock and $473 million and $458 million of amortized cost related to Federal Home Loan Bank (“FHLB”) stock as of December 31, 2009 and 2008, respectively. Both Federal Reserve Bank and FHLB stocks’ estimated fair value approximates their carrying amounts.

Securities with carrying values of $12.4 billion and $16.1 billion at December 31, 2009 and 2008, respectively, were pledged to secure public funds, trust deposits and certain borrowing arrangements.

Trading account net gains (losses) totaled $60 million (including $27 million of net unrealized gains), $(2) million (including $43 million of net unrealized losses) and $32 million (including $2 million of net unrealized losses) in 2009, 2008 and 2007, respectively.

As of December 31, 2009, Regions owned approximately $6.4 billion, $12.2 billion, and $3.7 billion in aggregate book value of Federal Home Loan Mortgage Corporation, Federal National Mortgage Association and Government National Mortgage Association securities, respectively. As of December 31, 2008, Regions owned approximately $7.8 billion, $5.6 billion, and $76 million in aggregate book value of Federal Home Loan Mortgage Corporation, Federal National Mortgage Association and Government National Mortgage Association securities, respectively.

NOTE 5. LOANS

The loan portfolio at December 31 consisted of the following:

	2009	2008
	(In millions)
Commercial and industrial	$21,547	$23,596
Commercial real estate mortgage—owner-occupied	12,054	11,722
Commercial real estate construction—owner-occupied	751	1,605

Total commercial	34,352	36,923
Commercial investor real estate mortgage	16,109	14,486
Commercial investor real estate construction	5,591	9,029

Total investor real estate	21,700	23,515
Residential first mortgage	15,632	15,839
Home equity	15,381	16,130
Indirect	2,452	3,854
Other consumer	1,157	1,158

Total consumer	34,622	36,981

	$90,674	$97,419

The loan portfolio is diversified geographically, primarily within Alabama, Arkansas, Florida, Georgia, Illinois, Indiana, Iowa, Kentucky, Louisiana, Mississippi, Missouri, North Carolina, South Carolina, Tennessee, Texas and Virginia.

Beginning in 2008 and continuing into 2009, Regions considered its residential homebuilder, home equity loans secured by second liens in Florida and condominium portfolios as concentrations due to the recent pressures from economic downturns and real estate market deterioration. The residential homebuilder portfolio was approximately $2.9 billion and $4.4 billion, respectively at December 31, 2009 and 2008, and represented extensions of credit to real estate developers where repayment is dependent on the sale of real estate. The majority of these loans are reported in the commercial investor real estate construction category while a smaller portion is reported as commercial investor real estate mortgage. The portion of the home equity portfolio where the collateral is comprised of second liens in Florida, was $3.5 billion and $3.7 billion at December 31, 2009 and 2008, respectively. The condominium portfolio was $0.6 billion and $0.9 billion at December 31, 2009 and 2008, respectively. Beginning in the second quarter and continuing through year-end 2009, income-producing investor real estate, including multi-family and retail, also showed signs of credit pressure. Multi-family and retail totaled $9.2 billion at December 31, 2009 compared to $8.8 billion at December 31, 2008.

Unearned income totaled $1.1 billion and $2.1 billion at December 31, 2009 and 2008, respectively. Included in loans, net of unearned income at December 31, 2009 and 2008, were $50 million and $107 million, respectively, of net deferred loan costs. Unamortized net discounts on loans net of unearned income totaled $18 million and $26 million at December 31, 2009 and 2008, respectively.

Included in commercial and industrial loans were $1.3 billion and $2.4 billion of rentals receivable and $1.1 billion and $2.2 billion of unearned income on leveraged leases at December 31, 2009 and 2008, respectively. Also, estimated residuals on leveraged leases were $339 million and $481 million at December 31, 2009 and 2008, respectively. Pre-tax income from leveraged leases for the years ending December 31, 2009, 2008 and 2007 was $100 million, $67 million and $67 million, respectively. The tax effect of this income was an expense of $72 million, $62 million and $62 million for the years ending December 31, 2009, 2008 and 2007, respectively.

At December 31, 2009, non-accrual loans including loans held for sale totaled $3.8 billion, compared to $1.5 billion at December 31, 2008. The amount of interest income recognized in 2009, 2008 and 2007 on non-accrual loans was approximately $55 million, $41 million and $25 million, respectively. If these loans had been current in accordance with their original terms, approximately $160 million, $116 million and $40 million, respectively, would have been recognized on these loans in 2009, 2008 and 2007. At December 31, 2009 and 2008, Regions had loans contractually past due 90 days or more and still accruing of approximately $688 million and $554 million, respectively.

Impaired loans are defined in Note 1. The recorded investment in impaired loans was $5.0 billion at December 31, 2009 and $1.4 billion at December 31, 2008. The allowance allocated to impaired loans, excluding TDRs, totaled $403 million and $130 million at December 31, 2009 and 2008, respectively. The allowance allocated to TDRs totaled $38 million and $9 million at December 31, 2009 and 2008, respectively. The average amount of impaired loans was $3.6 billion during 2009, $1.3 billion during 2008 and $396 million during 2007. No material amount of interest income was recognized on impaired loans for the years ended December 31, 2009, 2008 or 2007.

In addition to the impaired loans discussed in the preceding paragraph, there were approximately $317 million and $423 million in nonperforming loans classified as held for sale at December 31, 2009 and 2008, respectively. The loans are larger balance credits, primarily investor real estate. Management does not have the intent to hold these loans for the foreseeable future. The loans are carried at an amount approximating a price which will be recoverable through the loan sale market. Because the adjusted carrying value is lower than the outstanding principal, these loans are considered impaired.

Regions had approximately $61 million and $77 million in book value of sub-prime loans retained from the disposition of EquiFirst at December 31, 2009 and 2008, respectively. The credit loss exposure related to these loans is addressed in management’s periodic determination of the allowance for credit losses.

As of December 31, 2009 and 2008, Regions had funded $626 million and $332 million, respectively, in letters of credit backing Variable-Rate Demand Notes (“VRDNs”). An additional $61 million has been tendered but not yet funded as of December 31, 2009. The remaining unfunded VRDN letters of credit portfolio at December 31, 2009 was approximately $2.7 billion (net of participations).

Regions’ recorded recourse liability, which primarily relates to residential mortgage loans, totaled $30 million and $32 million at December 31, 2009 and 2008, respectively. The recourse liability represents Regions’ estimated credit losses on contingent repurchases of loans or make-whole payments related to residential mortgage loans previously sold. This recourse arises when debtors fail to pay for an initial period of time after the loan is sold or due to defects in the underwriting of the sold loans.

Of the balances at December 31, 2009 and 2008, approximately $3.2 billion and $5.5 billion, respectively, of first mortgage loans on one-to-four family dwellings, as well as $5.6 billion and $6.0 billion, respectively, of home equity loans held by Regions were pledged to secure borrowings from the FHLB (see Note 13 for further discussion). At December 31, 2009, approximately $8.3 billion of commercial and industrial loans, $9.9 billion of owner-occupied loans, $7.9 billion of investor real estate loans and $1.8 billion of other consumer loans held by Regions were pledged to the Federal Reserve Bank. At December 31, 2008, approximately $22.0 billion of commercial loans and $3.1 billion of other consumer loans held by Regions were pledged to the Federal Reserve Bank.

Directors and executive officers of Regions and its principal subsidiaries, including the directors’ and officers’ families and affiliated companies, are loan and deposit customers and have other transactions with Regions in the ordinary course of business. Total loans to these persons (excluding loans which in the aggregate do not exceed $60,000 to any such person) at December 31, 2009 and 2008 were approximately $266 million and $319 million, respectively. These loans were made in the ordinary course of business and on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other persons and involve no unusual risk of collectability.

NOTE 6. ALLOWANCE FOR CREDIT LOSSES

The allowance for credit losses consists of the allowance for loan losses, which is presented on the consolidated balance sheets as a contra-asset to loans, and the reserve for unfunded credit commitments, which is included in other liabilities in the consolidated balance sheets.

An analysis of the allowance for credit losses for the years ended December 31 follows:

	2009	2008	2007
	(In millions)
Allowance for loan losses:
Balance at beginning of year	$1,826	$1,321	$1,056
Allowance allocated to sold loans and loans transferred to loans held for sale	—	(5)	(19)
Provision for loan losses	3,541	2,057	555
Loan losses:
Charge-offs	(2,369)	(1,639)	(368)
Recoveries	116	92	97

Net loan losses	(2,253)	(1,547)	(271)

Balance at end of year	$3,114	$1,826	$1,321

Reserve for unfunded credit commitments:
Balance at beginning of year	74	58	52
Provision for unfunded credit commitments	—	16	6

Balance at end of year	$74	$74	$58

Total allowance for credit losses	$3,188	$1,900	$1,379

NOTE 7. TRANSFERS AND SERVICING OF FINANCIAL ASSETS

SECURITIZATIONS

Prior to the third quarter of 2008, Regions sold commercial loans to third-party multi-issuer conduits, of which Regions retained servicing responsibilities. During 2008, Regions discontinued the sale and securitization of commercial loans to conduits. As part of the sale and securitization of commercial loans to conduits, Regions provided credit enhancements to the conduits in the form of letters of credit; there were none outstanding at either December 31, 2009 or 2008. Regions also provided liquidity lines of credit to support the issuance of commercial paper under 364-day loan commitments. These liquidity lines could be drawn upon in the event of a commercial paper market disruption or other factors, which could prevent the asset-backed commercial paper issuers from being able to issue commercial paper. Regions had no liquidity lines of credit supporting these conduit transactions at either December 31, 2009 or 2008. No gains or losses were recognized on commercial loans sold to third-party conduits nor was any retained interest recorded due to the relatively short life of the commercial loans sold into the conduits.

During 2009, Regions exercised clean-up calls on a residential mortgage loan securitizations. As of December 31, 2009, $42 million of loans related to clean-up calls are recorded in residential first mortgage loans on the balance sheet. An immaterial amount of securitized loans related to residential mortgage loan securitizations remains at December 31, 2009.

The following table summarizes amounts recognized in the consolidated financial statements related to securitization transactions for the years ended December 31:

	2009	2008	2007
	(In millions)
Proceeds from securitizations	$—	$42	$423
Net gains	—	—	2
Servicing fees received	—	1	3

SERVICING

Effective January 1, 2009, the Company made an election to prospectively change the policy for accounting for residential mortgage servicing rights from the amortization method to the fair value measurement method (see Note 1). The fair value of mortgage servicing rights is calculated using various assumptions including future cash flows, market discount rates, expected prepayment rates, servicing costs and other factors. A significant change in prepayments of mortgages in the servicing portfolio could result in significant changes in the valuation adjustments, thus creating potential volatility in the carrying amount of mortgage servicing rights. Regions uses various derivative instruments and trading securities to mitigate the effect of changes in the fair value of its mortgage servicing rights in the statement of operations. During the year ended December 31, 2009, Regions recognized a net $37 million gain associated with changes in mortgage servicing rights and the aforementioned derivatives and securities. The net gain is included in several line items in the statement of operations; $20 million is included in interest income, $13 million is included in mortgage income and $4 million is included in brokerage, investment banking and capital markets income. Additionally, during the third quarter of 2009, Regions adopted an option-adjusted spread (OAS) valuation approach. The OAS represents the additional spread over the swap rate that is required in order for the asset’s discounted cash flows to equal its market price. The change to OAS valuation did not materially impact the fair value of the mortgage servicing rights. An analysis of the OAS and its sensitivity to rate fluctuations is presented below.

The table below presents an analysis of mortgage servicing rights for the year ended December 31, 2009, under the fair value measurement method:

2009
(In millions)
Carrying value, beginning of period	$161
Additions	101
Increase (decrease) in fair value:
Due to change in valuation inputs or assumptions	19
Other changes(1)	(34)

Carrying value, end of period	$247

(1)	Represents economic amortization associated with borrower repayments.

Data and assumptions used in the fair value calculation related to residential mortgage servicing rights (excluding related derivative instruments) as of December 31, 2009 are as follows (dollars in millions):

2009
Unpaid principal balance	$23,309
Weighted-average prepayment speed (CPR; percentage)	16.1
Estimated impact on fair value of a 10% increase	$(11)
Estimated impact on fair value of a 20% increase	$(23)
Option-adjusted spread (basis points)	386
Estimated impact on fair value of a 10% increase	$(3)
Estimated impact on fair value of a 20% increase	$(6)
Weighted-average coupon interest rate	5.79%
Weighted-average remaining maturity (months)	288
Weighted-average servicing fee (basis points)	28.8

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

The tables below present several analyses of mortgage servicing rights under the amortization method for the year ended December 31, 2008.

An analysis of mortgage servicing rights for the year ended December 31, 2008 is presented below:

2008
(In millions)
Balance at beginning of year	$369
Amounts capitalized	59
Sale of servicing assets	(71)
Amortization	(76)

281
Valuation allowance	(120)

Balance at end of year	$161

The changes in the valuation allowance for servicing assets were as follows for the years ended December 31:

2008
(In millions)
Balance at beginning of year	$47
Release of impairment—sale of MSRs	(12)
Impairment of mortgage servicing rights	85

Balance at end of year	$120

Data and assumptions used in the fair value calculation related to mortgage servicing rights for the years ended December 31 are as follows:

2008
Weighted-average prepayment speeds (basis points)	597
Weighted-average discount rate	10.30%
Weighted-average coupon interest rate	6.13%
Weighted-average remaining maturity (months)	279
Weighted-average servicing fee (basis points)	28.8

The estimated fair value of capitalized mortgage servicing rights was $161 million at December 31, 2008. In 2008 and 2007, Regions’ amortization of mortgage servicing rights was $76 million and $79 million, respectively.

During 2009, 2008 and 2007, Regions recognized $70 million, $86 million and $102 million, respectively, in contractually specified servicing fees, late fees and other ancillary income resulting from the servicing of mortgage loans.

NOTE 8. PREMISES AND EQUIPMENT

A summary of premises and equipment at December 31 is as follows:

	2009	2008
	(In millions)
Land and land improvements	$500	$519
Premises	1,696	1,619
Furniture and equipment	1,143	1,146
Software	180	151
Leasehold improvements	373	317
Construction in progress	188	327

	4,080	4,079
Accumulated depreciation and amortization	(1,412)	(1,293)

	$2,668	$2,786

NOTE 9. INTANGIBLE ASSETS

GOODWILL

Goodwill allocated to each reportable segment as of December 31 is presented as follows:

	2009	2008
	(In millions)
General Banking/Treasury	$4,691	$4,691
Investment Banking/Brokerage/Trust	745	740
Insurance	121	117

Balance at end of year	$5,557	$5,548

A summary of goodwill activity at December 31 is presented as follows:

	2009	2008
	(In millions)
Balance at beginning of year	$5,548	$11,491
Acquisitions of other businesses	9	38
Impairment	—	(6,000)
Tax adjustments	—	19

Balance at end of year	$5,557	$5,548

As stated in Note 1, Regions evaluates each reporting unit’s goodwill for impairment on an annual basis in the fourth quarter, or more often if events or circumstances indicate that there may be impairment. Due to the deteriorating economic environment in 2008 and 2009, Regions performed interim impairment tests during the second and third quarters of 2008 and then again in the second and third quarters of 2009 in addition to the 2008 and 2009 annual tests. The results of these interim tests indicated that goodwill was not impaired as of these test dates.

In the fourth quarter of 2008, Regions performed the Step One analysis for all three reporting units. Regions’ annual test indicated potential impairment for the General Banking/Treasury reporting unit. Therefore, Step Two was performed and resulted in the Company recording a goodwill impairment charge of $6.0 billion in the General Banking/Treasury reporting unit. The primary cause of the goodwill impairment in the General Banking/Treasury reporting unit was the continued and significant decline in the estimated fair value of the unit.

This was evidenced by rapid deterioration in credit costs, continued compression of the net interest margin, costs of the preferred stock issuance to the U.S. Treasury and continued declines in the Company’s overall market capitalization during the fourth quarter of 2008. The Step One analysis did not indicate that goodwill was impaired for the Investment Banking/Brokerage/Trust and Insurance reporting units as of December 31, 2008.

The $6.0 billion impairment charge discussed above was Regions’ first recorded goodwill impairment. There has been no impairment recorded subsequent to this time. Accordingly, the cumulative impairment at December 31, 2008 and 2009 was $6.0 billion.

In the fourth quarter of 2009, Regions performed the Step One analysis for all three reporting units. This annual test indicated potential impairment for the General Banking/Treasury reporting unit. Based on the results of the Step Two analysis performed, Regions concluded the General Banking/Treasury reporting unit’s goodwill was not impaired. The Step One analysis did not indicate that goodwill was impaired for the Investment Banking/Brokerage/Trust and Insurance reporting units as of December 31, 2009.

The valuation methodologies of certain material financial assets and liabilities are discussed in Note 22, “Fair Value of Financial Instruments.”

OTHER INTANGIBLES

A summary of core deposit intangible assets at December 31 is presented as follows:

	2009	2008
	(In millions)
Balance at beginning of year, net	$583	$715
Amounts related to business combinations	—	2
Accumulated amortization, beginning of year	(428)	(294)
Amortization	(122)	(134)

Accumulated amortization, end of year	(550)	(428)

Balance at end of year, net	$461	$583

Regions’ core deposit intangible assets are being amortized on an accelerated basis over a ten-year period.

Identifiable intangible assets other than goodwill are reviewed at least annually, usually in the fourth quarter, for events or circumstances that could impact the recoverability of the intangible asset. These events could include loss of core deposits, increased competition or adverse changes in the economy. To the extent other identifiable intangible assets are deemed unrecoverable, impairment losses are recorded in other non-interest expense to reduce the carrying amount.

Regions has other intangible assets totaling $42 million and $55 million at December 31, 2009 and 2008, respectively. These other intangible assets resulted from customer relationships and employment agreements related to various acquisitions and are being amortized primarily on an accelerated basis over a period ranging from two to twelve years. In both 2009 and 2008, Regions’ amortization of other intangibles was $16 million. Regions noted no indicators of impairment for all other identifiable intangible assets.

The aggregate amount of amortization expense for core deposit intangible assets and other intangible assets is estimated to be $118 million in 2010, $105 million in 2011, $88 million in 2012, $74 million in 2013, and $61 million in 2014.

NOTE 10. FORECLOSED PROPERTIES

Other real estate and certain other assets acquired in foreclosure are carried at the lower of the recorded investment in the loan or fair value less estimated costs to sell the property.

An analysis of foreclosed properties for the years ended December 31 follows:

	2009	2008
	(In millions)
Balance at beginning of year	$243	$121
Transfer from loans	890	414
Foreclosed property sold	(361)	(234)
Writedowns and partial liquidations	(165)	(58)

	364	122

Balance at end of year	$607	$243

NOTE 11. DEPOSITS

The following schedule presents a detail of interest-bearing deposits at December 31:

	2009	2008
	(In millions)
Savings accounts	$4,073	$3,663
Interest-bearing transaction accounts	15,791	15,022
Money market accounts	23,291	19,471
Money market accounts—foreign	766	1,812
Time deposits	31,468	32,369

Customer deposits	75,389	72,337
Treasury time deposits	87	110

	$75,476	$72,447

The aggregate amount of time deposits of $100,000 or more, including certificates of deposit of $100,000 or more, was $12.6 billion and $12.7 billion at December 31, 2009 and 2008, respectively.

The aggregate amount of maturities of all time deposits (deposits with stated maturities, consisting primarily of certificates of deposit and IRAs) in each of the next five years is as follows: 2010–$19.0 billion; 2011–$7.5 billion; 2012–$2.3 billion; 2013–$2.6 billion; 2014–$110 million; and thereafter–$36 million.

NOTE 12. SHORT-TERM BORROWINGS

Following is a summary of short-term borrowings at December 31:

	2009	2008
	(In millions)
Federal funds purchased	$30	$35
Securities sold under agreements to repurchase	1,863	3,108
Term Auction Facility	—	10,000
Treasury, tax and loan notes	7	—
Federal Home Loan Bank structured advances	1,000	1,500
Short-sale liability	266	629
Brokerage customer liabilities	424	430
Other short-term borrowings	78	120

	$3,668	$15,822

Federal funds purchased and securities sold under agreements to repurchase are used to satisfy daily funding needs. Federal funds purchased and securities sold under agreements to repurchase had weighted-average maturities of 5 days and 2 days at December 31, 2009 and 2008, respectively. Weighted-average rates on these dates were 0.2 and 0.5%, respectively.

During 2009 and 2008, the Company utilized short-term borrowings through participation in the Federal Reserve’s Term Auction Facility (“TAF”). These fundings were utilized primarily to repay other short-term borrowings or provide excess balances at the Federal Reserve. At December 31, 2009, Regions did not have any borrowings under the TAF and currently does not plan to borrow again through the TAF program. Regions exited the TAF program in July 2009. Borrowings under the TAF had a weighted-average maturity of 13 days and a weighted-average interest rate of 1.14% at December 31, 2008.

Treasury, tax and loan notes consist of borrowings from the Federal Reserve Bank. At December 31, 2009, Regions can borrow a maximum amount of approximately $14 billion from the Federal Reserve Bank. Regions has pledged certain commercial, home equity and other consumer loans as discount window collateral. See Note 5 for loans pledged to the Federal Reserve Bank at December 31, 2009 and 2008.

See Note 13 to the consolidated financial statements for further discussion of Regions’ borrowing capacity with the FHLB.

The short-sale liability represents Regions’ trading obligation to deliver certain securities at a predetermined date and price. Through Morgan Keegan, Regions maintains a liability for its brokerage customer position, which represents liquid funds in the customers’ brokerage accounts.

Morgan Keegan maintains certain lines of credit with unaffiliated banks that provide for maximum borrowings of $585 million as of both December 31, 2009 and 2008. Amounts outstanding under these lines of credit as of December 31, 2009 and 2008, are included in other short-term borrowings.

NOTE 13. LONG-TERM BORROWINGS

Long-term borrowings at December 31 consist of the following:

	2009	2008
	(In millions)
Federal Home Loan Bank structured advances	$2,884	$1,628
Other Federal Home Loan Bank advances	4,520	6,469
6.375% subordinated notes due May 2012	598	598
7.75% subordinated notes due March 2011	512	523
7.00% subordinated notes due March 2011	500	499
7.375% subordinated notes due December 2037	300	300
6.125% subordinated notes due March 2009	—	175
6.75% subordinated debentures due November 2025	163	163
7.75% subordinated notes due September 2024	100	100
7.50% subordinated notes due May 2018 (Regions Bank)	750	750
6.45% subordinated notes due June 2037 (Regions Bank)	497	497
4.85% subordinated notes due April 2013 (Regions Bank)	491	490
5.20% subordinated notes due April 2015 (Regions Bank)	346	345
3.25% senior bank notes due December 2011	2,001	2,001
2.75% senior bank notes due December 2010	999	999
LIBOR floating rate senior bank notes due June 2010	250	250
LIBOR floating rate senior bank notes due December 2010	500	500
7.75% senior notes due November 2014	690	—
4.375% senior notes due December 2010	497	495
LIBOR floating rate senior notes due June 2012	350	350
LIBOR floating rate senior notes due June 2009	—	250
6.625% junior subordinated notes due May 2047	498	700
8.875% junior subordinated notes due June 2048	345	345
Other long-term debt	454	484
Valuation adjustments on hedged long-term debt	219	320

	$18,464	$19,231

Long-term FHLB structured advances have stated maturities ranging from 2010 to 2013, but are convertible quarterly at the option of the FHLB. The convertible feature provides that after a specified date in the future, the advances will remain at a fixed rate, or Regions will have the option to either pay off the advance or convert from a fixed rate to a variable rate based on the LIBOR index. The FHLB structured advances have a weighted-average interest rate of 3.1% at December 31, 2009 and 5.4% at both December 31, 2008 and 2007. Other FHLB advances at December 31, 2009, 2008 and 2007 have a weighted-average interest rate of 3.4%, 3.8% and 4.8%, respectively, with maturities of one to twenty years. FHLB borrowings are contingent upon the amount of collateral pledged to the FHLB. Regions has pledged certain residential first mortgage loans on one-to-four family dwellings and home equity lines of credit as collateral for the FHLB advances outstanding. See Note 5 for loans pledged to the FHLB at December 31, 2009 and 2008. Additionally, membership in the FHLB requires an institution to hold FHLB stock, which was $473 million at December 31, 2009 and $458 million at December 31, 2008.

As of December 31, 2009, Regions had ten issuances of subordinated notes totaling $4.3 billion, with stated interest rates ranging from 4.85% to 7.75%. In May 2008, Regions Bank issued $750 million of subordinated notes bearing an initial fixed rate of 7.50%, with a final maturity of May 15, 2018. All issuances of these notes are, by definition, subordinated and subject in right of payment of both principal and interest to the prior payment in full of all senior indebtedness of the Company, which is generally defined as all indebtedness and other obligations of the Company to its creditors, except subordinated indebtedness. Payment of the principal of the notes may be accelerated only in the case of certain events involving bankruptcy, insolvency proceedings or reorganization of the Company. The subordinated notes described above qualify as Tier 2 capital under Federal Reserve guidelines. Approximately $175 million in subordinated notes matured during the first quarter of 2009. None of the subordinated notes are redeemable prior to maturity.

As of December 31, 2009, Regions had senior notes totaling $5.3 billion. In November 2009, Regions issued $700 million of senior notes (gross of discount) bearing an initial fixed rate of 7.75%, with a final maturity on November 10, 2014. Approximately $250 million of senior debt notes matured during the second quarter of 2009. In October 2008, the Federal Deposit Insurance Corporation (“FDIC”) announced a new program – the Temporary Liquidity Guarantee Program (“TLGP”) – to strengthen confidence and encourage liquidity in the banking system by guaranteeing newly issued senior unsecured debt of banks, thrifts and certain holding companies, and by providing full coverage of non-interest bearing deposit transaction accounts, regardless of dollar amount. Under the original rules, certain newly issued senior unsecured debt with maturities greater than 30 days issued on or before June 30, 2009, would be backed by the “full faith and credit” of the U.S. government through June 30, 2012. The FDIC’s payment obligation under the guarantee for eligible senior unsecured debt would be triggered by a payment default. The guarantee is limited to 125% of senior unsecured debt as of September 30, 2008 that was scheduled to mature before June 30, 2009. This includes federal funds purchased, promissory notes, commercial paper and certain types of inter-bank funding. Participants were charged a 50-100 basis point fee to protect their new debt issues which varies depending on the maturity date. Additionally, participants could elect to pay a fee of 37.5 basis points on their TLGP capacity for the right to issue non-guaranteed debt during the program. This fee was non-refundable and used to offset the guarantee fee for issuances until exhausted. In December 2008, Regions Bank completed an offering of $3.75 billion of qualifying senior bank notes covered by the TLGP. Payment of principal and interest on the notes will be guaranteed by the full faith and credit of the United States pursuant to the TLGP. Several notes related to the TLGP also mature during 2010. Approximately $250 million will mature June 11, 2010 currently having an interest rate of 0.66%, $500 million will mature on December 10, 2010 currently having an interest rate of 0.91%, and $999 million will mature December 10, 2010 with an interest rate of 2.75%. Also, $497 million of senior notes will mature during December 2010 which have an interest rate of 4.375%. None of the senior notes are redeemable prior to maturity.

On June 22, 2009, the Company exchanged 33 million common shares for $202 million of outstanding 6.625% trust preferred securities issued by Regions Financing Trust II (“the Trust”). The trust preferred securities were exchanged for junior subordinated notes issued by the Company to the Trust. The Company recognized a pre-tax gain of approximately $61 million on the extinguishment of junior subordinated notes (see Note 15 to the consolidated financial statements).

In April 2008, Regions issued $345 million of junior subordinated notes (“JSNs”) bearing an initial fixed interest rate of 8.875%. These JSNs have a scheduled maturity of June 15, 2048 and a final maturity of June 15, 2078, and are redeemable at Regions’ option on or after June 15, 2013. The JSNs were issued to affiliated trusts, which contemporaneously issued trust preferred securities which Regions guaranteed.

Other long-term debt at December 31, 2009, 2008 and 2007 had weighted-average interest rates of 2.9%, 2.9% and 6.1%, respectively, and a weighted-average maturity of 5.3 years at December 31, 2009. Regions has $59 million included in other long-term debt in connection with a seller-lessee transaction with continuing involvement (see Note 24 to the consolidated financial statements for further information).

Regions uses derivative instruments, primarily interest rate swaps, to manage interest rate risk by converting a portion of its fixed-rate debt to a variable-rate. The effective rate adjustments related to these hedges are included in interest expense on long-term borrowings. The weighted-average interest rate on total long-term debt, including the effect of derivative instruments, was 3.6%, 4.6% and 5.7% for the years ended December 31, 2009, 2008 and 2007, respectively. Further discussion of derivative instruments is included in Note 21 to the consolidated financial statements.

The aggregate amount of contractual maturities of all long-term debt in each of the next five years and thereafter is as follows: 2010–$5.5 billion; 2011–$6.0 billion; 2012–$1.9 billion; 2013–$1.0 billion; 2014–$0.7 billion; and thereafter–$3.4 billion.

In May 2007, Regions filed a shelf registration statement with the U.S. Securities and Exchange Commission. This shelf registration does not have a capacity limit and can be utilized by Regions to issue various debt and/or equity securities. The registration statement will expire in May 2010. Regions expects to file a new shelf registration statement prior to the expiration of the current shelf registration statement.

At December 31, 2009, Regions Bank had issued the maximum amount of $5 billion under its previously approved Bank Note program. In July 2008, the Board of Directors approved a Bank Note program that allows Regions Bank to issue up to $20 billion aggregate principal amount of bank notes that can be outstanding at any one time. No issuances had been made under this program as of December 31, 2009. Notes issued under the program may be senior notes with maturities from 30 days to 15 years and subordinated notes with maturities from 5 years to 30 years. These notes are not deposits and they are not insured or guaranteed by the FDIC.

On October 19, 2009, the Federal Reserve Bank released a new collateral margin table for loans and securities pledged to the discount window. These new margins significantly reduced the lendable collateral value available to all participating banks. As a result of these margin reductions, Regions’ borrowing availability as of December 31, 2009, based on assets available for collateral at that date, was $14.3 billion for terms of less than 29 days, or $11.5 billion with terms of greater than or equal to 29 days.

Regions may, from time to time, consider opportunistically retiring outstanding issued securities, including subordinated debt, trust preferred securities and preferred shares in privately negotiated or open market transactions for cash or common shares.

NOTE 14. REGULATORY CAPITAL REQUIREMENTS AND RESTRICTIONS

Regions and Regions Bank are subject to regulatory capital requirements administered by Federal banking agencies. These regulatory capital requirements involve quantitative measures of the Company’s assets, liabilities and certain off-balance sheet items, and also qualitative judgments by the regulators. Failure to meet minimum capital requirements can subject the Company to a series of increasingly restrictive regulatory actions. As of December 31, 2009 and 2008, the most recent notification from Federal banking agencies categorized Regions and its significant subsidiaries as “well capitalized” under the regulatory framework.

Minimum capital requirements for all banks are Tier 1 Capital of at least 4% of risk-weighted assets, Total Capital of at least 8% of risk-weighted assets and a Leverage Ratio of 3%, plus an additional 100 to 200 basis-point cushion in certain circumstances, of adjusted quarterly average assets. Tier 1 Capital consists principally of stockholders’ equity, excluding accumulated other comprehensive income (loss), less goodwill, deferred tax assets, and certain other intangibles. Total Capital consists of Tier 1 Capital plus certain debt instruments and the allowance for credit losses, subject to limitation. The Company believes that no changes in conditions or events have occurred since December 31, 2009, which would result in changes that would cause Regions or Regions Bank to fall below the well capitalized level.

Regions’ and its banking subsidiary’s capital levels at December 31 exceeded both the minimum and “well capitalized” levels, as shown below:

	December 31, 2009		To Be Well Capitalized
	Amount	Ratio
	(Dollars in millions)
Tier 1 Common (non-GAAP):
Regions Financial Corporation	$7,385	7.15%	NA (1)
Tier 1 Capital:
Regions Financial Corporation	$11,924	11.54%	6.00%
Regions Bank	10,577	10.36	6.00
Total Capital:
Regions Financial Corporation	$16,303	15.78%	10.00%
Regions Bank	13,935	13.65	10.00
Leverage:
Regions Financial Corporation	$11,924	8.90%	5.00%
Regions Bank	10,577	8.05	5.00

	December 31, 2008		To Be Well Capitalized
	Amount	Ratio
	(Dollars in millions)
Tier 1 Common (non-GAAP):
Regions Financial Corporation	$7,634	6.57%	NA (1)
Tier 1 Capital:
Regions Financial Corporation	$12,068	10.38%	6.00%
Regions Bank	9,640	8.41	6.00
Total Capital:
Regions Financial Corporation	$17,014	14.64%	10.00%
Regions Bank	13,233	11.55	10.00
Leverage:
Regions Financial Corporation	$12,068	8.47%	5.00%
Regions Bank	9,640	6.91	5.00

(1)	The Board of Governors of the Federal Reserve System has identified 4% as the level of Tier 1 Common capital sufficient to withstand adverse economic scenarios.

Regions Bank is required to maintain reserve balances with the Federal Reserve Bank. The average amount of the reserve balances maintained for the years ended December 31, 2009 and 2008, was approximately $35 million and $73 million, respectively.

Substantially all net assets are owned by subsidiaries. The primary source of operating cash available to Regions is provided by dividends from subsidiaries. Statutory limits are placed on the amount of dividends the subsidiary bank can pay without prior regulatory approval. In addition, regulatory authorities require the maintenance of minimum capital-to-asset ratios at banking subsidiaries. Under the Federal Reserve’s Regulation H, Regions Bank may not, without approval of the Federal Reserve, declare or pay a dividend to Regions if the total of all dividends declared in a calendar year exceeds the total of (a) Regions Bank’s net income for that year and (b) its retained net income for the preceding two calendar years, less any required transfers to additional paid-in capital or to a fund for the retirement of preferred stock. As a result of the losses incurred by Regions Bank in 2009 and 2008, Regions Bank cannot, without approval from the Federal Reserve, declare or pay a dividend to Regions until such time as Regions Bank is able to satisfy the criteria discussed in the preceding sentence. Given the losses in 2009 and 2008, Regions Bank does not expect to be able to pay dividends to Regions in the near term without obtaining regulatory approval. In addition to dividend restrictions, Federal statutes also prohibit unsecured loans from banking subsidiaries to the parent company. Because of these limitations, substantially all of the net assets of Regions’ subsidiaries are restricted.

In addition, Regions must adhere to various U.S. Department of Housing and Urban Development (“HUD”) regulatory guidelines including required minimum capital to maintain their Federal Housing Administration approved status. Failure to comply with the HUD guidelines could result in withdrawal of this certification. As of December 31, 2009, Regions was in compliance with HUD guidelines. Regions is also subject to various capital requirements by secondary market investors.

NOTE 15. STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

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

The fair value allocation of the $3.5 billion between the preferred shares and the warrant resulted in $3.304 billion allocated to the preferred shares and $196 million allocated to the warrant. Accrued dividends on the Series A preferred shares reduced retained earnings by $175 million in 2009 and $23 million during 2008. The unamortized discount on the preferred shares was $157 million and $193 million at December 31, 2009 and 2008, respectively. Discount accretion on the preferred shares reduced retained earnings by $36 million during 2009 and $3 million in 2008. Both the preferred securities and the warrant will be accounted for as components of Regions’ regulatory Tier 1 Capital.

On May 20, 2009 the Company issued 287,500 shares of mandatory convertible preferred stock, Series B (“Series B shares”), generating net proceeds of approximately $278 million. Regions will pay annual dividends at a rate of 10% per share on the initial liquidation preference of $1,000.00 per share. Series B shares may be converted into common shares: 1) at December 15, 2010 (the “mandatory conversion date”); 2) prior to December 15, 2010 at the option of the holder; 3) upon occurrence of certain changes in ownership as defined in the offering documents; or 4) prior to December 15, 2010 at the option of the Company. At the mandatory conversion date, the Series B shares are subject to conversion into shares of Regions’ common stock with a per share conversion rate of not more than approximately 250 shares of common stock and not less than approximately 227 shares of common stock dependent upon the applicable market price, subject to anti-dilution adjustments. The Series B shares are not redeemable and rank senior to common stock and to each other class of capital stock established in the future, and on parity with the Series A preferred stock previously issued to the U.S. Treasury. If converted at December 31, 2009, approximately 61 million shares of Regions’ common stock would have been issued. In November 2009, a single investor converted approximately 20,000 Series B shares to common shares as allowed under the original transaction documents. Accrued dividends on the Series B shares reduced retained earnings by $19 million during 2009.

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

On January 18, 2007, Regions’ Board of Directors approved the repurchase of 50 million shares of the Company’s outstanding common stock. The common shares may be repurchased in the open market or in privately negotiated transactions and will be taken into treasury. There were no treasury stock purchases through open market transactions during 2009 or 2008. Regions’ ability to repurchase shares is limited under the terms of the CPP mentioned above. Regions stock maintained within trust or brokerage accounts related to Company deferred compensation plans was recorded in treasury stock during 2009 and 2008. At December 31, 2009 and 2008, there were approximately 23.1 million shares remaining under this authorization.

At December 31, 2009, there were 53,216,000 shares reserved for issuance under stock compensation plans. Stock options outstanding represent 52,969,000 shares and 247,000 shares are reserved for issuance under deferred compensation plans.

In 2009, Regions decreased its dividend to $0.13 per common share, compared to $0.96 in 2008 and $1.46 in 2007. Regions does not expect to increase its quarterly dividend above the current $0.01 for the foreseeable future.

Comprehensive income (loss) is the total of net income (loss) and all other non-owner changes in equity. Items that are to be recognized under accounting standards as components of comprehensive income (loss) are displayed in the consolidated statements of changes in stockholders’ equity. In the calculation of comprehensive income (loss), certain reclassification adjustments are made to avoid double-counting items that are displayed as part of net income (loss) for a period that also had been displayed as part of other comprehensive income (loss) in that period or earlier periods.

The disclosure of the reclassification amount for the years ended December 31 is as follows:

	2009
	Before Tax	Tax Effect	Net of Tax
	(In millions)
Net income (loss)	$(1,202)	$171	$(1,031)
Net unrealized holding gains and losses on securities available for sale arising during the period	515	(193)	322
Less: non-credit portion of other-than-temporary impairments recognized in other comprehensive income	—	—	—
Less: reclassification adjustments for net securities gains realized in net income (loss)	69	(24)	45

Net change in unrealized gains and losses on securities available for sale	446	(169)	277
Net unrealized holding gains and losses on derivatives arising during the period	147	(56)	91
Less: reclassification adjustments for net gains realized in net income (loss)	362	(138)	224

Net change in unrealized gains and losses on derivative instruments	(215)	82	(133)
Net actuarial gains and losses arising during the period	57	(20)	37
Less: amortization of actuarial loss and prior service credit realized in net income (loss)	44	(15)	29

Net change from defined benefit plans	13	(5)	8

Comprehensive income (loss)	$(958)	$79	$(879)

	2008
	Before Tax	Tax Effect	Net of Tax
	(In millions)
Net income (loss)	$(5,951)	$355	$(5,596)
Net unrealized holding gains and losses on securities available for sale arising during the period	(70)	29	(41)
Less: reclassification adjustments for net securities gains realized in net income (loss)	92	(32)	60

Net change in unrealized gains and losses on securities available for sale	(162)	61	(101)
Net unrealized holding gains and losses on derivatives arising during the period	449	(171)	278
Less: reclassification adjustments for net gains realized in net income (loss)	142	(54)	88

Net change in unrealized gains and losses on derivative instruments	307	(117)	190
Net actuarial gains and losses arising during the period	(504)	192	(312)
Less: amortization of actuarial loss and prior service credit realized in net income (loss)	3	(1)	2

Net change from defined benefit plans	(507)	193	(314)

Comprehensive income (loss)	$(6,313)	$492	$(5,821)

	2007
	Before Tax	Tax Effect	Net of Tax
	(In millions)
Net income	$1,822	$(571)	$1,251
Net unrealized holding gains and losses on securities available for sale arising during the period	256	(96)	160
Less: reclassification adjustments for net securities losses realized in net income	(9)	3	(6)

Net change in unrealized gains and losses on securities available for sale	265	(99)	166
Net unrealized holding gains and losses on derivatives arising during the period	156	(56)	100
Less: reclassification adjustments for net gains realized in net income	6	(2)	4

Net change in unrealized gains and losses on derivative instruments	150	(54)	96
Net actuarial gains and losses arising during the period	123	(47)	76
Less: amortization of actuarial loss and prior service credit realized in net income	7	(3)	4

Net change from defined benefit plans	116	(44)	72

Comprehensive income	$2,353	$(768)	$1,585

NOTE 16. EARNINGS (LOSS) PER COMMON SHARE

The following table sets forth the computation of basic earnings (loss) per common share and diluted earnings (loss) per common share for the years ended December 31:

	2009	2008	2007
	(In millions, except per share amounts)
Numerator:
Income (loss) from continuing operations	$(1,031)	$(5,585)	$1,393
Less: Preferred stock dividends	(230)	(26)	—

Income (loss) from continuing operations available to common shareholders	(1,261)	(5,611)	1,393
Loss from discontinued operations, net of tax	—	(11)	(142)

Net income (loss) available to common shareholders	$(1,261)	$(5,622)	$1,251

Denominator:
Weighted-average common shares outstanding—basic	989	695	708
Common stock equivalents	—	—	5

Weighted-average common shares outstanding—diluted	989	695	713

Earnings (loss) per common share from continuing operations(1):
Basic	$(1.27)	$(8.07)	$1.97
Diluted	(1.27)	(8.07)	1.95
Earnings (loss) per common share from discontinued operations(1):
Basic	—	(0.02)	(0.20)
Diluted	—	(0.02)	(0.20)
Earnings (loss) per common share(1):
Basic	(1.27)	(8.09)	1.77
Diluted	(1.27)	(8.09)	1.76

(1)	Certain per share amounts may not appear to reconcile due to rounding.

The effect from the assumed issuance of 61 million common shares upon conversion of mandatorily convertible preferred stock was not included in the above computations of diluted earnings (loss) per common share because such amounts would have had an antidilutive effect on earnings (loss) per common share for 2009 (see Note 15 to the consolidated financial statements.) The effect from the assumed exercise of 53 million, 53 million and 31 million stock options was not included in the above computations of diluted earnings (loss) per common share for 2009, 2008 and 2007, respectively, because such amounts would have had an antidilutive effect on earnings (loss) per common share.

NOTE 17. SHARE-BASED PAYMENTS

Regions has stock option and long-term incentive compensation plans, which permit the granting of incentive awards in the form of stock options, restricted stock, restricted stock units and stock appreciation rights. While Regions has the ability to issue stock appreciation rights, as of December 31, 2009, 2008 and 2007, there were no outstanding stock appreciation rights. The terms of all awards issued under these plans are determined by the Compensation Committee of the Board of Directors, but no options may be granted after the tenth anniversary of the plans’ adoption. Options and restricted stock granted usually vest based on employee service and generally vest within three years from the date of the grant. Grants of performance-based restricted stock typically have a one-year performance period, after which shares vest within three years after the grant date. Restricted stock units, which were granted in 2008, have a vesting period of five years. Generally, the terms of these plans stipulate that the exercise price of options may not be less than the fair market value of Regions’ common stock at the date the options are granted; however, under prior stock option plans, non-qualified options could be granted with a lower exercise price than the fair market value of Regions’ common stock on the date of grant. The contractual life of options granted under these plans ranges from seven to ten years from the date of grant. Regions issues new shares from authorized reserves upon exercise. Grantees of restricted stock awards or units must either remain employed with the Company for certain periods from the date of grant in order for shares to be released or issued or retire after meeting the standards of a retiree, at which time shares would be prorated and released. Upon adoption of a new long-term incentive plan in 2006, Regions amended all other open stock and long-term incentive plans, such that no new awards may be granted under those plans subsequent to the amendment date. The outstanding awards were unaffected by this plan amendment. The plan adopted in 2006 provides that 20,000,000 common share equivalents are subject to and available for distribution to recipients. Each share of restricted stock granted under the 2006 plan is assigned a share equivalent factor of 4.0, as compared to the stock option equivalent factor of 1.0. The number of remaining share equivalents authorized for issuance under Regions’ long-term compensation plans was approximately 4,290,000 share equivalents at December 31, 2009.

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

In connection with the AmSouth acquisition, Regions assumed AmSouth’s long-term incentive plans. The awards issued under these plans are consistent with the awards issued under Regions’ plans described above. However, all unvested awards vest upon the employee’s retirement. Also, in determining shares authorized, restricted stock grants are equally weighted with stock options. At December 31, 2009, approximately 3,358,000 shares were authorized for issuance under these assumed plans. In other business combinations prior to 2006, Regions assumed stock options that were previously granted by those companies and converted those options, based on the appropriate exchange ratio, into options to acquire Regions’ common stock. The common stock for such options has been registered under the Securities Act of 1933 by Regions and is not included in the maximum number of shares that may be granted by Regions under its existing stock option plans.

The following table summarizes the elements of compensation costs recognized in the consolidated statements of operations for the years ended December 31:

	2009	2008	2007
	(In millions)
Compensation cost of share-based compensation awards:
Restricted stock awards and units	$33	$50	$63
Stock options	14	16	13
Tax benefits related to compensation cost	(17)	(24)	(29)

Compensation cost of share-based compensation awards, net of tax	$30	$42	$47

The following table summarizes the weighted-average assumptions used and the weighted-average estimated fair values related to stock options granted during the years ended December 31:

	2009		2008		2007
Expected dividend yield	1.8%		6.9%		4.1%
Expected volatility	67.2%		26.4%		19.7%
Risk-free interest rate	2.8%		2.9%		4.5%
Expected option life	6.8	yrs.	5.8	yrs.	5.0	yrs.
Fair value	$1.79		$2.46		$5.23

Refer to Note 1 for a discussion of the methodologies used to derive the underlying assumptions used in the Black-Scholes option pricing model. The expected dividend yield decreased in 2009 based upon the market’s expectation of reduced dividends in the near term. During 2009, expected volatility increased based upon increases in the historical volatility of Regions’ stock price and the implied volatility measurements from traded options on the Company’s stock. The expected option life increased in 2009 due to changes in the employee grant base and employee exercise behavior.

The following table summarizes the activity for 2009, 2008 and 2007 related to stock options:

	Number of Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value (In Thousands)	Weighted- Average Remaining Contractual Term
Balance at December 31, 2006	48,805,147	$28.97
Granted	4,916,960	35.08
Exercised	(3,992,885)	26.67
Canceled/Forfeited	(1,685,015)	31.18

Balance at December 31, 2007	48,044,207	$29.71	$12,045	5.19	yrs.
Granted	10,011,105	21.57
Exercised	(90,801)	17.94
Canceled/Forfeited	(5,009,213)	29.51

Outstanding at December 31, 2008	52,955,298	$28.22	$—	5.53	yrs.
Granted	4,083,209	3.30
Exercised	—	—
Canceled/Forfeited	(4,069,947)	27.84

Outstanding at December 31, 2009	52,968,560	$26.34	$7,641	5.04	yrs.

Exercisable at December 31, 2009	42,602,971	$28.73	$267	4.21	yrs.

For the years ended December 31, 2009, 2008 and 2007 the total intrinsic value of options exercised was $0, $0, and $33 million, respectively.

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

Restricted stock award and unit activity for 2009, 2008 and 2007 is summarized as follows:

	Number of Shares/Units	Weighted-Average Fair Value (Grant Date)
Non-vested at December 31, 2006	3,290,589	$33.34
Granted	2,622,781	32.50
Vested	(1,823,098)	33.19
Forfeited	(439,218)	35.07

Non-vested at December 31, 2007	3,651,054	$32.60
Granted	1,704,599	20.99
Vested	(799,276)	34.07
Forfeited	(432,466)	31.11

Non-vested at December 31, 2008	4,123,911	$27.67
Granted	3,100,415	2.87
Vested	(804,229)	16.39
Forfeited	(455,503)	16.47

Non-vested at December 31, 2009	5,964,594	$17.15

As of December 31, 2009, the pre-tax amount of non-vested stock options and restricted stock awards and units not yet recognized was $58 million, which will be recognized over a weighted-average period of 1.4 years. No share-based compensation costs were capitalized during the years ended December 31, 2009, 2008 and 2007.

During 2009, Regions issued 645,683 cash-settled restricted stock units.

NOTE 18. PENSION AND OTHER EMPLOYEE BENEFIT PLANS

PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

Regions has a defined-benefit pension plan (the “Regions pension plan”) covering substantially all employees employed on or before December 31, 2000. After January 1, 2001, the Regions pension plan was closed to new entrants. Benefits under the Regions pension plan are based on years of service and the employee’s highest five years of compensation during the last ten years of employment. Regions’ funding policy is to contribute annually at least the amount required by Internal Revenue Service minimum funding standards. Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future. The Company also sponsors a supplemental executive retirement program (the “Regions SERP”), which is a non-qualified plan that provides certain senior executive officers defined pension benefits in relation to their compensation. Regions also sponsors a defined-benefit postretirement health care plan that covers certain retired employees. Currently, the Company pays a portion of the costs of certain health care benefits for all eligible employees who retired before January 1, 1989. No health care benefits are provided for employees retiring at normal retirement age after December 31, 1988. For employees retiring before normal retirement age, the Company currently pays a portion of the costs of certain health care benefits until the retired employee becomes eligible for Medicare. Certain retirees, participating in plans of acquired entities, are offered a Medicare supplemental benefit. The plan is contributory and contains other cost-sharing features such as deductibles and co-payments. Retiree health care benefits, as well as similar benefits for active employees, are provided through a self-insured program in which Company and retiree costs are based on the amount of benefits paid. The Company’s policy is to fund the Company’s share of the cost of health care benefits in amounts determined at the discretion of management.

As a result of the merger with AmSouth, Regions assumed the obligations related to AmSouth’s employee benefit plans. One of these assumed plans is a defined-benefit pension plan (the “AmSouth pension plan”) covering substantially all regular full-time employees and part-time employees who regularly work 1,000 hours or more each year and were employed at AmSouth at or before the merger. Subsequent to the merger, the AmSouth pension plan was closed to new participants. Regions also assumed AmSouth’s non-qualified supplemental executive retirement plan, which provides additional benefits to certain senior executives and is the Company’s current active non-qualified plan (the “SERP”). Effective September 30, 2007, the Regions pension plan and AmSouth pension plan were merged into one plan (the “pension plan”). The benefit structures of each former plan remain intact. All defined-benefit plans are referred to as “the plans” throughout the remainder of this footnote.

Regions also assumed postretirement medical plans from AmSouth. These plans provide postretirement medical benefits to all former AmSouth employees who retire between the ages of 55 and 65 with five or more calendar years of service and provide certain retired and grandfathered retired participants with postretirement benefits past age 65. Postretirement life insurance is also provided to a grandfathered group of employees and retirees.

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

Effective April 16, 2009, future benefit accruals under the pension plan and the SERP were suspended for all participants. Even during the suspension, participants continued to earn service towards vesting and eligibility for early retirement benefits. Effective January 1, 2010, these benefit accruals were reinstated for pension plan and SERP participants.

The following table sets forth the plans’ change in benefit obligation, plan assets and the funded status of the pension and other postretirement benefits plans, using a December 31 measurement date, and amounts recognized in the consolidated balance sheets at December 31:

	Pension		Other Postretirement Benefits
	2009	2008	2009	2008
	(In millions)
Change in benefit obligation
Projected benefit obligation, beginning of period	$1,475	$1,414	$36	$50
Service cost	3	51	—	—
Interest cost	90	109	2	3
Actuarial losses (gains)	108	31	3	(3)
Benefit payments	(74)	(80)	(3)	(5)
Settlement payment	(16)	—	—	—
Curtailments	—	(60)	—	—
Plan amendments	—	10	—	(9)

Projected benefit obligation, end of period	$1,586	$1,475	$38	$36

Change in plan assets
Fair value of plan assets, beginning of period	$1,067	$1,424	$4	$4
Actual return on plan assets	157	(380)	—	—
Company contributions	109	106	3	5
Benefit payments	(74)	(80)	(3)	(5)
Settlement payment	(3)	—	—	—
Administrative expenses	(4)	(3)	—	—

Fair value of plan assets, end of period	$1,252	$1,067	$4	$4

Funded status and prepaid (accrued) benefit cost at measurement date	$(334)	$(408)	$(34)	$(32)

Amount recognized in the
Consolidated Balance Sheets:
Other liabilities	(334)	(408)	(34)	(32)

	$(334)	$(408)	$(34)	$(32)

Amounts recognized in
Accumulated Other Comprehensive Income (Loss):
Net actuarial loss (gain)	$483	$500	$(2)	$(5)
Prior service cost (credit)	7	9	(8)	(9)

	$490	$509	$(10)	$(14)

The curtailment gains during 2008 resulted from merger-related employment terminations. The settlement payments during 2009 relate to the settlement of liabilities under the SERP for certain executive officers.

The accumulated benefit obligation for all defined-benefit plans was $1.5 billion and $1.4 billion as of December 31, 2009 and 2008, respectively.

Information for the plans with an accumulated benefit obligation in excess of plan assets as of December 31 was as follows:

	2009	2008
	(In millions)
Projected benefit obligation	$1,586	$1,475
Accumulated benefit obligation	1,468	1,377
Fair value of plan assets	1,252	1,067

Net periodic benefit cost included the following components for the years ended December 31:

	Pension			Other Postretirement Benefits
	2009	2008	2007	2009	2008	2007
	(In millions)
Service cost	$3	$51	$39	$—	$1	$1
Interest cost	90	109	77	2	3	3
Expected return on plan assets	(88)	(148)	(103)	—	—	—
Amortization of actuarial loss	50	—	7	—	—	—
Amortization of prior service cost (credit)	1	3	—	(1)	(1)	(1)
Settlement charge	1	—	2	—	—	—
Curtailment gains	—	(3)	(17)	—	—	—

Net periodic benefit cost	$57	$12	$5	$1	$3	$3

The estimated amounts that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost in 2010 are as follows:

	Pension	Other Postretirement Benefits
	(In millions)
Actuarial loss (gain)	$43	$—
Prior service cost (credit)	1	(1)

	$44	$(1)

The weighted-average assumptions used to determine benefit obligations at December 31, 2009 and 2008 follows:

	Pension		Other Postretirement Benefits
	2009	2008	2009	2008
Discount rate	6.02%	6.15%	5.35%	6.20%
Rate of annual compensation increase	5.00	5.00	N/A	N/A

The weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31 are as follows:

	Pension			Other Postretirement Benefits
	2009	2008	2007	2009	2008	2007
Discount rate	6.15%	6.38%	6.02%	6.20%	6.20%	5.75%
Expected long-term rate of return on plan assets	8.50	8.50	8.33	5.00	5.00	5.00
Rate of annual compensation increase	5.00	4.99	4.89	N/A	N/A	N/A

The expected long-term rate of return on plan assets is based on an estimated reasonable range of probable returns. Management chose a point within the range based on the probability of achievement combined with incremental returns attributable to active management.

The assumed health care cost trend rate for postretirement medical benefits was 7.0% for 2009 and is assumed to decrease gradually to 4.5% by 2027 and remain at that level thereafter.

A one-percentage point change in assumed health care cost trend rates would have the following effects:

	1-Percentage Point Increase	1-Percentage Point Decrease
	(In thousands)
Effect on total of service cost and interest cost components	$60	$(55)
Effect on postretirement benefit obligations	1,177	(1,074)

The pension plan’s investment strategy is shifting from focusing on maximizing asset returns to minimizing funding ratio volatility, with an increase to the allocation to bonds. The target asset allocation is 43% equities, 32% fixed income securities and 25% in all other types of investments. Equity securities include investments in large and small/mid cap companies primarily located in the United States as well as investments in international equities. Fixed income securities include investments in corporate and government bonds, asset-backed securities and any other fixed income investments as allowed by respective prospectuses and other offering documents. Other types of investments may include hedge funds, real estate funds, and private equity funds that follow several different strategies. Plan assets are highly diversified with respect to asset class, security and manager. Investment risk is controlled with plan assets rebalancing to target allocations on a periodic basis and continual monitoring of investment manager’s performance relative to the investment guidelines established with each investment manager.

The Regions pension plan has a portion of its investments in Regions common stock. The number of shares held by the plan was 2,839,446, which represents approximately 1.2% of the plan assets, at December 31, 2009, for a total market value of $15 million.

The following table presents the fair value of Regions’ defined-benefit pension plans and other postretirement plan financial assets as of December 31, 2009:

	Level 1	Level 2	Level 3	Fair Value
	(In millions)
Cash and cash equivalents(1)	$183	$—	$—	$183
Fixed income securities	—	325	—	325
Common stock	329	—	—	329
Mutual funds	309	—	—	309
Hedge funds	—	—	52	52
Real estate funds	—	—	56	56
Miscellaneous assets	—	—	2	2

Total				$1,256

(1)	This amount includes the other postretirement plan financial assets of approximately $4 million.

For all investments, quoted market prices of identical assets on active exchanges, or Level 1 measurements, are used if available. Where such quoted market prices are not available, quoted market prices of similar instruments (including matrix pricing) and/or discounted cash flows to estimate a value of these securities, or Level 2 measurements are utilized. Level 2 discounted cash flow analyses are typically based on market interest rates, prepayment speeds and/or option adjusted spreads. Level 3 measurements are based on assumptions that are not readily observable in the market place.

The following table illustrates a rollforward for pension plan financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2009 (the other postretirement plan had no Level 3 financial assets):

Fair Value Measurements Using

Significant Unobservable Inputs

Year Ended December 31, 2009

(Level 3 measurements only)

	Hedge funds	Real estate funds	Miscellaneous assets
	(In millions)
Beginning balance, January 1, 2009	$78	$82	$1
Actual return on plan assets:
Attributable to assets sold during the reporting period	2	—	—
Attributable to assets held at December 31, 2009	8	(28)	—
Purchases, sales, issuances, and settlements, net	(36)	2	1

Ending balance, December 31, 2009	$52	$56	$2

Information about the expected cash flows for the pension plan and other postretirement benefits plans is as follows:

	Pension	Other Postretirement Benefits
	(In millions)
Expected Employer Contributions:
2010	$38	$4

Expected Benefit Payments:
2010	$107	$5
2011	80	5
2012	83	4
2013	88	4
2014	96	3
2015-2019	540	12

OTHER PLANS

Regions has a defined-contribution 401(k) plan that historically included a company match of eligible employee contributions. Through March 31, 2009, this match totaled 100% of the eligible employee pre-tax contribution (up to 6% of compensation) after one year of service and was initially invested in Regions common stock. Matching contributions in the 401(k) plan were temporarily suspended beginning in the second quarter of 2009. Effective January 1, 2010, Regions restored matching contributions to the 401(k) plan to the pre-existing levels. Regions’ contribution to the 401(k) plan on behalf of employees totaled $18 million, $55 million and $72 million in 2009, 2008 and 2007, respectively. Regions’ 401(k) plan held 24 million and 17 million shares of Regions common stock at December 31, 2009 and 2008, respectively. For the years ended December 31, 2009, 2008 and 2007, the 401(k) plan received $5 million, $12 million and $20 million, respectively, in dividends on Regions common stock. Regions also assumed the AmSouth 401(k) plan as a result of the merger. Effective April 1, 2008, the Regions and AmSouth 401(k) plans were merged into one plan.

NOTE 19. OTHER NON-INTEREST INCOME AND EXPENSE

The following is a detail of other non-interest income for the years ended December 31:

	2009	2008	2007
	(In millions)
Insurance commissions and fees	$105	$110	$99
Bank-owned life insurance	74	78	62
Commercial credit fee income	70	68	57
Leveraged lease termination gains	587	—	—
Gain on early extinguishment of debt	61	—	—
Bankcard income	33	34	27
Other miscellaneous income	161	144	175

	$1,091	$434	$420

The following is a detail of non-interest expense for the years ended December 31:

	2009	2008	2007
	(In millions)
Professional and legal fees	$309	$214	$152
Amortization of core deposit intangibles	120	134	155
Other real estate expense	175	103	16
Marketing	75	97	134
Mortgage servicing rights impairment	—	85	6
FDIC special assessment	64	—	—
FDIC premiums	163	15	11
Other miscellaneous expenses	736	988	992

	$1,642	$1,636	$1,466

NOTE 20. INCOME TAXES

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of Regions’ deferred tax assets and liabilities as of December 31 are listed below:

	2009	2008
	(In millions)
Deferred tax assets:
Allowance for loan losses	$1,206	$719
Other employee and director benefits	116	111
Purchase accounting basis differences	68	96
Federal credit carryforward	38	—
Net operating loss carryfowards, primarily state	129	67
Deferred compensation	32	59
Unrealized losses included in equity adjustments	—	17
Other	208	273

Total deferred tax assets	1,797	1,342
Less: valuation allowance on state net operating loss carryforwards	(23)	(23)

Total deferred tax assets less valuation allowance	1,774	1,319
Deferred tax liabilities:
Goodwill and intangibles	269	303
Lease financing	191	233
Originated mortgage servicing rights	127	73
Unrealized gains included in equity adjustments	75	—
Fixed assets	79	1
FDIC assessment	79	—
Other	4	48

Total deferred tax liabilities	824	658

Net deferred tax asset	$950	$661

As a result of the $6.0 billion goodwill impairment during 2008, Regions is currently in a three-year cumulative pre-tax loss position. Excluding the goodwill impairment, which is not treated as tax deductible, Regions would have had cumulative three-year pre-tax income of $669 million.

Regions has carryback potential to taxable income in prior years allowed by the tax law and future reversal of taxable temporary differences. Due to Regions’ strong capital position and history of significant pre-tax earnings, management believes these projected future earnings will significantly exceed total deferred tax assets.

Of the $1.8 billion gross deferred tax asset at December 31, 2009, only $38 million relating to tax credits (primarily affordable housing credits) has been recognized for tax purposes, which impose a 20 year expiration date by the operation of the United States tax law. The remaining gross deferred tax asset is produced by timing differences between GAAP and taxable income, a significant portion of which relates to allowances for loan losses. This portion of the gross deferred tax asset relates to items that have not yet reduced taxable income and therefore, do not have a set expiration as of December 31, 2009.

Accordingly, except as noted below relating to certain state tax net operating losses, management continues to believe that it is more-likely-than-not that the federal and remaining state deferred tax assets are realizable.

At December 31, 2009, Regions has state and federal net operating loss carryforwards of $3.0 billion that expire in years 2010 through 2029. Management does not believe that it can realize all of its state net operating loss carryforwards. Accordingly, a valuation allowance of $23 million has been established against such benefits.

Income taxes from continuing operations for financial reporting purposes differs from the amount computed by applying the statutory federal income tax rate of 35% for the years ended December 31, for the reasons below:

	2009	2008	2007
	(In millions)
Tax on income computed at statutory federal income tax rate	$(421)	$(2,076)	$714
Increase (decrease) in taxes resulting from:
Goodwill impairment	—	2,100	—
Lease financing	458	8	24
Tax-exempt income from obligations of states and political subdivisions	(22)	(27)	(29)
State income tax, net of federal tax benefit	(65)	(38)	7
Interest accrued related to uncertain tax positions	—	12	39
Net release of uncertain tax position reserves	(2)	(284)	(10)
Tax credits	(80)	(56)	(81)
Bank owned life insurance	(30)	(31)	(25)
Other, net	(9)	44	7

	$(171)	$(348)	$646

Effective tax rate	14.2%	5.9%	31.7%

From time to time Regions engages in business plans that may also have an effect on its tax liabilities. While Regions has obtained the opinion of advisors that the tax aspects of these strategies should prevail, examination of Regions’ income tax returns or changes in tax law may impact the tax benefits of these plans.

The provisions for income taxes from continuing operations charged to earnings are summarized for the years ended December 31 as follows:

	Current tax (benefit) expense	Deferred tax (benefit) expense	Total
	(In millions)
2009
Federal	$(420)	$351	$(69)
State	4	(106)	(102)

	$(416)	$245	$(171)

2008
Federal	$32	$(318)	$(286)
State	27	(89)	(62)

	$59	$(407)	$(348)

2007
Federal	$751	$(120)	$631
State	19	(4)	15

	$770	$(124)	$646

UNCERTAIN TAX POSITIONS

Regions and its subsidiaries file income tax returns in the United States, as well as various state jurisdictions. As the successor of acquired taxpayers, Regions is responsible for the resolution of audits from both federal and state taxing authorities. In December 2008, the Company reached an agreement with the Internal Revenue Service (“IRS”) Appeals Division on the Federal tax treatment of a broad range of uncertain tax positions. The agreement covered the Federal tax returns of Regions Financial Corporation, Union Planters Corporation and AmSouth Bancorporation for tax years 1999-2006. With few exceptions in certain jurisdictions, the Company is no longer subject to state and local income tax examinations by tax authorities for years before 2003, which would include audits of acquired entities. Certain states have proposed various adjustments to the Company’s previously filed tax returns. Management is currently evaluating those proposed adjustments; however, the Company does not anticipate the adjustments would result in a material change to its financial position or results of operations.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	2009	2008
	(In millions)
Balance at beginning of year	$55	$746
Additions based on tax positions taken in a prior period	14	2
Additions based on tax positions related to the current year	5	76
Settlements/releases	(48)	(769)

Balance at end of year	$26	$55

Essentially all of the Company’s liability for gross unrecognized tax benefits would reduce the Company’s effective tax rate, if recognized. As of December 31, 2009, Regions recognized a liability for interest on uncertain tax positions of $5 million on a pre-tax basis. Additionally, during the year ended December 31, 2009, Regions recognized interest expense on uncertain tax positions of $5 million, on a pre-tax basis. During 2009, the Company filed amended state and local income tax returns to reflect the agreement reached with the IRS for tax years 1999-2006. This accounted for a $52 million decrease in gross unrecognized tax benefits including interest, and a $26 million decrease related to various other state audit settlements.

NOTE 21. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

Regions enters into derivative financial instruments to manage interest rate risk, facilitate asset/liability management strategies and manage other exposures. These derivative instruments primarily include interest rate swaps, options on interest rate swaps, interest rate caps and floors, Eurodollar futures, forward rate contracts and forward sale commitments. All derivative financial instruments are recognized on the consolidated balance sheets as other assets or other liabilities, as applicable, at fair value. Regions enters into master netting agreements with counterparties and/or requires collateral based on counterparty credit ratings to cover exposures.

Interest rate swaps are agreements to exchange interest payments based upon notional amounts. Interest rate swaps subject Regions to market risk associated with changes in interest rates, as well as the credit risk that the counterparty will fail to perform. Option contracts involve rights to buy or sell financial instruments on a specified date or over a period at a specified price. These rights do not have to be exercised. Some option contracts such as interest rate floors, involve the exchange of cash based on changes in specified indices. Interest rate floors are contracts to hedge interest rate declines based on a notional amount. Interest rate floors subject Regions to market risk associated with changes in interest rates, as well as the credit risk that the counterparty will fail to perform. Forward rate contracts are commitments to buy or sell financial instruments at a future date at a specified price or yield. Regions primarily enters into forward rate contracts on marketable instruments, which expose Regions to market risk associated with changes in the value of the underlying financial instrument, as well as the credit risk that the counterparty will fail to perform. Eurodollar futures are futures contracts on Eurodollar deposits. Eurodollar futures subject Regions to market risk associated with changes in interest rates. Because futures contracts are cash settled daily, there is minimal credit risk associated with Eurodollar futures.

The following table presents the fair value of derivative instruments on a gross basis as of December 31, 2009:

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In millions)
Derivatives designated as hedging instruments
Interest rate swaps	Other assets	$390	Other liabilities	$22
Interest rate options	Other assets	52	Other liabilities	—
Eurodollar futures(1)	Other assets	—	Other liabilities	—

Total derivatives designated as hedging instruments		$442		$22

Derivatives not designated as hedging instruments
Interest rate swaps	Other assets	$1,518	Other liabilities	$1,505
Interest rate options	Other assets	26	Other liabilities	33
Interest rate futures and forward commitments	Other assets	13	Other liabilities	—
Other contracts	Other assets	20	Other liabilities	19

Total derivatives not designated as hedging instruments		$1,577		$1,557

Total derivatives		$2,019		$1,579

(1)	Changes in fair value are cash-settled daily; therefore there is no ending balance at any given reporting period.

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

The following table presents the effect of derivative instruments on the statement of operations for the year ended December 31, 2009:

Derivatives in Fair Value Hedging Relationships	Location of Gain(Loss) Recognized in Income on Derivatives	Amount of Gain(Loss) Recognized in Income on Derivatives	Hedged Items in Fair Value Hedge Relationships	Location of Gain(Loss) Recognized in Income on Related Hedged Item	Amount of Gain(Loss) Recognized in Income on Related Hedged Item
		(In millions)
Interest rate swaps	Other non-interest expense	$(113)	Debt/CDs	Other non-interest expense	$105
Interest rate swaps	Interest expense	169	Debt	Interest expense	4

Total		$56			$109

Derivatives in Cash Flow Hedging Relationships	Amount of Gain(Loss) Recognized in OCI on Derivatives (Effective Portion)(1)	Location of Gain(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)(2)	Location of Gain(Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain(Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)(2)
		(In millions)
Interest rate swaps	$(97)	Interest income on loans	$238	Other non-interest expense	$9
Forward starting swaps	10	Interest expense on debt	—	Other non-interest expense	—
Interest rate options	(29)	Interest income on loans	85	Interest income on loans	—
Eurodollar futures	(5)	Interest income on loans	30	Other non-interest expense	9

Total	$(121)		$353		$18

(1)	After-tax
(2)	Pre-tax

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

Regions enters into interest rate swap agreements to manage interest rate exposure on the Company’s fixed-rate borrowings, which includes long-term debt and certificates of deposit. These agreements involve the receipt of fixed-rate amounts in exchange for floating-rate interest payments over the life of the agreements. As of December 31, 2009, the total notional amount of the Company’s interest rate swaps designated in fair value hedges was $10.3 billion.

CASH FLOW HEDGES

Cash flow hedge relationships mitigate exposure to the variability of future cash flows or other forecasted transactions. For cash flow hedge relationships, the effective portion of the gain or loss related to the derivative instrument is recognized as a component of other comprehensive income. Ineffectiveness is measured by comparing the change in fair value of the respective derivative instrument and the change in fair value of a “perfectly effective” hypothetical derivative instrument. Ineffectiveness will be recognized in earnings only if it results from an overhedge. The ineffective portion of the gain or loss related to the derivative instrument, if any, is recognized in the statement of operations as other non-interest expense during the period of change. Amounts recorded in accumulated other comprehensive income are recognized in earnings in the period or periods during which the hedged item impacts earnings.

Regions enters into interest rate swap agreements to manage overall cash flow changes related to interest rate risk exposure on LIBOR-based loans. The agreements effectively modify the Company’s exposure to interest rate risk by utilizing receive fixed/pay LIBOR interest rate swaps. As of December 31, 2009, the total notional amount of the Company’s interest rate swaps hedging cash flows on LIBOR-based loans was $4.3 billion.

Regions issues long-term fixed-rate debt for various funding needs. Regions enters into receive LIBOR/pay-fixed forward starting swaps to hedge risks of changes in the projected quarterly interest payments attributable to changes in the benchmark interest rate (LIBOR) during the time leading up to the probable issuance date of the new long term fixed-rate debt. As of December 31, 2009, the total notional amount of the Company’s forward-starting swaps was $1.0 billion.

Regions enters into interest rate option contracts to protect cash flows through the maturity date of the hedging instrument on designated one-month LIBOR floating-rate loans from adverse extreme market interest rate changes. As of December 31, 2009, the total notional amount of the Company’s interest rate options was $2.0 billion.

Regions purchases Eurodollar futures to hedge the variability in future cash flows based on forecasted resets of one-month LIBOR-based floating rate loans due to changes in the benchmark interest rate. As of December 31, 2009, the total notional amount of the Company’s Eurodollar futures was $30.2 billion.

Regions entered into interest rate swap agreements to manage overall cash flow changes related to interest rate risk exposure on prime-based loans. The agreements effectively modified the Company’s exposure to interest rate risk by utilizing receive fixed/pay prime interest rate swaps. As of December 31, 2009, Regions had no active hedges on prime-based loans.

Regions realized an after-tax benefit of $13 million in accumulated other comprehensive income at December 31, 2009, related to terminated cash flow hedges of loan and debt instruments which will be amortized into earnings in conjunction with the recognition of interest payments through 2012. Regions recognized pre-tax income of $39 million during 2009 related to this amortization.

Regions expects to reclassify out of other comprehensive income and into earnings approximately $189 million in pre-tax income due to the receipt of interest payments on all cash flow hedges within the next twelve months. Of this amount, $19 million relates to the amortization of discontinued cash flow hedges. The maximum length of time over which Regions is hedging its exposure to the variability in future cash flows for forecasted transactions is approximately two years as of December 31, 2009.

TRADING DERIVATIVES

Derivative contracts that do not qualify for hedge accounting are classified as trading with gains and losses related to the change in fair value recognized in the statement of operations during the period.

The Company maintains a derivatives trading portfolio of interest rate swaps, option contracts, and futures and forward commitments used to meet the needs of its customers. The portfolio is used to generate trading profit and to help clients manage market risk. The Company is subject to the credit risk that a counterparty will fail to perform. The Company is also subject to market risk, which is evaluated by the Company and monitored by the asset/liability management function. Separate derivative contracts are entered into to reduce overall market exposure to pre-defined limits. The contracts in this portfolio do not qualify for hedge accounting and are marked-to-market through earnings and included in other assets and other liabilities. As of December 31, 2009, the total absolute notional amount of the Company’s derivatives trading portfolio was $63.9 billion.

In the normal course of business, Morgan Keegan enters into underwriting and forward and future commitments on U.S. Government and municipal securities. As of December 31, 2009, no forward and future commitments were held. The brokerage subsidiary typically settles its position by entering into equal but opposite contracts and, as such, the contract amounts do not necessarily represent future cash requirements. Settlement of the transactions relating to such commitments is not expected to have a material effect on the subsidiary’s financial position. Transactions involving future settlement give rise to market risk, which represents the potential loss that can be caused by a change in the market value of a particular financial instrument. The exposure to market risk is determined by a number of factors, including size, composition and diversification of positions held, the absolute and relative levels of interest rates, and market volatility.

Regions enters into interest rate lock commitments, which are commitments to originate mortgage loans whereby the interest rate on the loan is determined prior to funding and the customers have locked into that interest rate. At December 31, 2009, Regions had $368 million in total notional amount of rate lock commitments. Regions manages market risk on interest rate lock commitments and mortgage loans held for sale with corresponding forward sale commitments, which are recorded at fair value with changes in fair value recorded in mortgage income. At December 31, 2009, Regions had $1.1 billion in total absolute notional amount related to these forward rate commitments.

On January 1, 2009, Regions made an election to account for mortgage servicing rights at fair market value with any changes to fair value being recorded within mortgage income. Concurrent with the election to use the fair value measurement method, Regions began using various derivative instruments, in the form of forward rate commitments and futures contracts, to mitigate the statement of operations effect of changes in the fair value of its mortgage servicing rights. As of December 31, 2009, the total notional amount related to these contracts was $275 million.

The following table presents information for derivatives not designated as hedging instruments in the statement of operations for the year ended December 31, 2009:

Derivatives Not Designated as Hedging Instruments	Location of Gain(Loss) Recognized in Income on Derivatives	Amount of Gain(Loss) Recognized in Income on Derivatives
		(In millions)
Interest rate swaps	Brokerage income	$4
Interest rate options	Brokerage income	(43)
Interest rate options	Mortgage income	(8)
Interest rate futures and forward commitments	Brokerage income	7
Interest rate futures and forward commitments	Mortgage income	50
Other contracts	Brokerage income	2

		$12

Credit risk, defined as all positive exposures not collateralized with cash or other assets, at December 31, 2009, totaled approximately $956 million. This amount represents the net credit risk on all trading and other derivative positions held by Regions.

CREDIT DERIVATIVES

Regions has both bought and sold credit protection in the form of participations on interest rate swaps (swap participations). These swap participations, which meet the definition of credit derivatives, were entered into in the ordinary course of business to serve the credit needs of customers. Credit derivatives, whereby Regions has purchased credit protection, entitle Regions to receive a payment from the counterparty when the customer fails to make payment on any amounts due to Regions upon early termination of the swap transaction and have maturities between 2012 and 2026. Credit derivatives whereby Regions has sold credit protection have maturities between 2010 and 2015. For contracts where Regions sold credit protection, Regions would be required to make payment to the counterparty when the customer fails to make payment on any amounts due to the counterparty upon early termination of the swap transaction. Regions bases the current status of the prepayment/performance risk on bought and sold credit derivatives on recently issued internal risk ratings consistent with the risk management practices of unfunded commitments.

Regions’ maximum potential amount of future payments under these contracts is approximately $49 million. This scenario would only occur if variable interest rates were at zero percent and all counterparties defaulted with zero recovery. The fair value of sold protection at December 31, 2009, was immaterial. In transactions where Regions has sold credit protection, recourse to collateral associated with the original swap transaction is available to offset some or all of Regions’ obligation.

CONTINGENT FEATURES

Certain Regions’ derivative instruments contain provisions that require Regions Bank’s debt to maintain an investment grade credit rating from major credit rating agencies. If Regions Bank’s debt were to fall below investment grade, it would be in violation of these provisions, and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position on December 31, 2009, was $347 million, for which Regions had posted collateral of $336 million in the normal course of business. If the credit-risk-related contingent features underlying these agreements were triggered on December 31, 2009, Regions would be required to post an additional $11 million of collateral to its counterparties.

NOTE 22. FAIR VALUE MEASUREMENTS

Authoritative accounting literature establishes a framework for using fair value to measure assets and liabilities and defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) as opposed to the price that would be paid to acquire the asset or received to assume the liability (an entry price). A fair value measure should reflect the assumptions that market participants would use in pricing the asset or liability, including the assumptions about the risk inherent in a particular valuation technique, the effect of a restriction on the sale or use of an asset and the risk of nonperformance. Required disclosures include stratification of balance sheet amounts measured at fair value based on inputs the Company uses to derive fair value measurements. These strata include:

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

ITEMS MEASURED AT FAIR VALUE ON A RECURRING BASIS

Trading account assets, securities available for sale, mortgage loans held for sale, and derivatives were recorded at fair value on a recurring basis during 2009 and 2008. Mortgage servicing rights were recorded at fair value on a recurring basis during 2009 and at lower of aggregate cost or estimated fair value during 2008. Below is a description of valuation methodologies for these assets and liabilities.

Trading account assets, net and securities available for sale primarily consist of U.S. Treasuries, mortgage-backed and asset-backed securities (including agency securities), municipal bonds and equity securities (primarily common stock and mutual funds). Regions uses quoted market prices of identical assets on active exchanges, or Level 1 measurements. Where such quoted market prices are not available, Regions typically employs quoted market prices of similar instruments (including matrix pricing) and/or discounted cash flows to estimate a value of these securities, or Level 2 measurements. Level 2 discounted cash flow analyses are typically based on market interest rates, prepayment speeds and/or option adjusted spreads. Level 3 measurements include discounted cash flow analyses based on assumptions that are not readily observable in the market place. Such assumptions include projections of future cash flows, including loss assumptions, and discount rates. Trading assets are presented net of short-sale liabilities which are valued based on the fair value of the underlying securities.

Mortgage loans held for sale consist of residential first mortgage loans held for sale that are valued based on traded market prices of similar assets where available and/or discounted cash flows at market interest rates, adjusted for securitization activities that include servicing value and market conditions, a Level 2 measurement. Regions has elected to measure mortgage loans held for sale at fair value by applying the fair value option (see additional discussion under the “Fair Value Option” section below).

Mortgage servicing rights consist of residential mortgage servicing rights and were valued during 2009 using an option-adjusted spread valuation approach. During 2008, mortgage servicing rights were valued by projecting and discounting future cash flows. Various assumptions including future cash flows, market discount rates, expected prepayment rates, servicing costs and other factors are used in the valuation of mortgage servicing rights, and therefore are Level 3 measurements. As discussed in Note 1, on January 1, 2009, the Company made an election to prospectively change the policy of accounting for mortgage servicing rights under the fair value method. Prior to this date, mortgage servicing rights were accounted for under the amortization method and adjusted to the lower of aggregate cost or estimated fair value as appropriate.

Derivatives, net which primarily consist of interest rate contracts that include futures, options and swaps, are included in other assets and other liabilities (as applicable) on the consolidated balance sheets, and are presented in the tables below as a net amount. For exchange-traded options and futures contracts, values are based on quoted market prices, or Level 1 measurements. For all other options and futures contracts traded in over-the-counter markets, values are determined using discounted cash flow analyses and option pricing models based on market rates and volatilities, or Level 2 measurements. Interest rate lock commitments on loans intended for sale, treasury locks and credit derivatives are valued using option pricing models that incorporate significant unobservable inputs, and therefore are Level 3 measurements.

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

The following tables presents financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2009 and 2008:

December 31, 2009	Level 1	Level 2	Level 3	Fair Value
	(In millions)
Trading account assets, net	$419	$2,140	$214	$2,773
Securities available for sale	184	23,832	53	24,069
Mortgage loans held for sale	—	780	—	780
Mortgage servicing rights(1)	—	—	247	247
Derivatives, net(2)	—	517	3	520

(1)	Beginning in 2009, the Company made an election to prospectively change the policy of accounting for mortgage servicing rights to the fair value method. Prior to this date, mortgage servicing rights were accounted for under the amortization method and adjusted to the lower of aggregate cost or estimated fair value as appropriate.
(2)	Derivatives include approximately $966 million related to legally enforceable master netting agreements that allow the Company to settle positive and negative positions. Derivatives, net are also presented excluding cash collateral received of $70 million and cash collateral posted of $336 million with counterparties.

December 31, 2008	Level 1	Level 2	Level 3	Fair Value
	(In millions)
Trading account assets, net	$(83)	$230	$275	$422
Securities available for sale	2,659	16,096	95	18,850
Mortgage loans held for sale	—	506	—	506
Derivatives, net(1)	—	947	55	1,002

(1)	Derivatives include approximately $1.6 billion related to legally enforceable master netting agreements that allow the Company to settle positive and negative positions. Derivatives, net are also presented excluding cash collateral received of $108 million and cash collateral posted of $451 million with counterparties.

Assets and liabilities in all levels could result in volatile and material price fluctuations. Realized and unrealized gains and losses on Level 3 assets represent only a portion of the risk to market fluctuations in Regions’ balance sheets. Further, trading account assets, net and derivatives, net included in Levels 1, 2 and 3 are used by the Asset and Liability Management Committee of the Company in a holistic approach to managing price fluctuation risks.

The following tables illustrates a rollforward for all assets and (liabilities) measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2009 and 2008:

	Fair Value Measurements Using Significant Unobservable Inputs Year Ended December 31, 2009 (Level 3 measurements only)
	Trading Account Assets, net(1)	Securities Available for Sale	Mortgage Servicing Rights	Derivatives, net
	(In millions)
Beginning balance, January 1, 2009	$275	$95	$161	$55
Total gains (losses) realized and unrealized:
Included in earnings(1)	(9)	(13)	(15)	51
Included in other comprehensive income	—	3	—	—
Purchases and issuances	40	—	101	—
Settlements	(96)	(32)	—	(103)
Transfers in and/or out of Level 3, net	4	—	—	—

Ending balance, December 31, 2009	$214	$53	$247	$3

(1)	Brokerage income from trading account assets, net, primarily represents gains/(losses) on disposition, which inherently includes commissions on security transactions during the period.

	Fair Value Measurements Using Significant Unobservable Inputs Year Ended December 31, 2008 (Level 3 measurements only)
	Trading Account Assets, net(1)	Securities Available for Sale	Derivatives, net
	(In millions)
Beginning balance, January 1, 2008	$109	$73	$8
Total gains (losses) realized and unrealized:
Included in earnings	4	(5)	81
Included in other comprehensive income	—	(3)	—
Purchases and issuances	1,230	49	1
Settlements	(1,089)	(24)	(35)
Transfers in and/or out of Level 3, net	21	5	—

Ending balance, December 31, 2008	$275	$95	$55

(1)	Brokerage income from trading account assets, net, primarily represents gains/(losses) on disposition, which inherently includes commissions on security transactions during the period.

The following tables details the presentation of both realized and unrealized gains and losses recorded in earnings for Level 3 assets and liabilities for the years ended December 31, 2009 and 2008:

	Total Gains and Losses (Level 3 measurements only) Year Ended December 31, 2009
	Trading Account Assets, net(1)	Securities Available for Sale	Mortgage Servicing Rights	Derivatives, net
	(In millions)
Classifications of gains (losses) both realized and unrealized included in earnings for the period:
Brokerage, investment banking and capital markets	$(9)	$—	$—	$(34)
Mortgage income	—	—	(15)	85
Other income	—	(13)	—	—
Other comprehensive income	—	3	—	—

Total realized and unrealized gains and (losses)	$(9)	$(10)	$(15)	$51

(1)	Brokerage income from trading account assets, net, primarily represents gains/(losses) on disposition, which inherently includes commissions on security transactions during the period.

	Total Gains and Losses (Level 3 measurements only) Year Ended December 31, 2008
	Trading Account Assets, net(1)	Securities Available for Sale	Derivatives, net
	(In millions)
Classifications of gains (losses) both realized and unrealized included in earnings for the period:
Interest income	$1	$—	$—
Brokerage, investment banking and capital markets	3	—	—
Mortgage income	—	—	44
Other income	—	(5)	37
Other comprehensive income	—	(3)	—

Total realized and unrealized gains and (losses)	$4	$(8)	$81

(1)	Brokerage income from trading account assets, net, primarily represents gains/(losses) on dispositions, which inherently includes commissions on security transactions during the period.

The following table details the presentation of only unrealized gains and losses recorded in earnings for Level 3 assets and liabilities for the year ended December 31, 2009 and 2008:

	Year Ended December 31, 2009
	Trading Account Assets, net	Securities Available for Sale	Mortgage Servicing Rights	Derivatives, net
	(In millions)
The amount of total gains and losses for the period included in earnings, attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at December 31, 2009:
Brokerage, investment banking and capital markets	$—	$—	$—	$(5)
Mortgage income	—	—	19	85
Other income	—	(15)	—	—
Other comprehensive income	—	3	—	—

Total unrealized gains and (losses)	$—	$(12)	$19	$80

	Year Ended December 31, 2008
	Trading Account Assets, net	Securities Available for Sale	Derivatives, net
	(In millions)
The amount of total gains and losses for the period included in earnings, attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at December 31, 2008:
Interest income	$—	$—	$—
Brokerage, investment banking and capital markets	—	—	—
Mortgage income	—	—	—
Other income	—	—	37
Other comprehensive income	—	(3)	—

Total unrealized gains and (losses)	$—	$(3)	$37

ITEMS MEASURED AT FAIR VALUE ON A NON-RECURRING BASIS

From time to time, certain assets may be recorded at fair value on a non-recurring basis. These non-recurring fair value adjustments typically are a result of the application of lower of cost or fair value accounting or a write-down occurring during the period. For example, if the fair value of an asset in these categories falls below its cost basis, it is considered to be at fair value at the end of the period of the adjustment. In periods where there is no adjustment, the asset is generally not considered to be at fair value. The following is a description of the valuation methodologies used for certain assets that are recorded at fair value.

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

Foreclosed property and other real estate is carried in other assets at the lower of the recorded investment in the loan or fair value less estimated costs to sell the property. The fair value for foreclosed property that is based on either observable transactions of similar instruments or formally committed sale prices is classified as a Level 2 measurement.

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

The following tables present the carrying value of those assets measured at fair value on a non-recurring basis as of December 31, 2009 and 2008, as well as the corresponding fair value adjustments. The table does not reflect the change in fair value attributable to any related economic hedges the Company used to mitigate the interest rate risk associated with these assets.

	Carrying Value as of December 31, 2009				Fair value adjustments for the year ended December 31, 2009
	Level 1	Level 2	Level 3	Total
	(In millions)
Loans held for sale	$—	$86	$17	$103	$(54)
Foreclosed property and other real estate(1)	—	362	—	362	(59)

(1)	Beginning in 2009, due to issuance of new accounting guidance, non-financial assets and liabilities were required to be reported with non-recurring fair value measurements.

	Carrying Value as of December 31, 2008				Fair value adjustments for the year ended December 31, 2008
	Level 1	Level 2	Level 3	Total
	(In millions)
Loans held for sale	$—	$134	$221	$355	$(359)
Mortgage servicing rights(1)	—	—	161	161	(85)

(1)	Beginning in 2009, the Company made an election to prospectively change the policy for accounting for mortgage servicing rights to fair value. Prior to this date, mortgage servicing rights were accounted for under the amortization method and adjusted to the lower of aggregate cost or estimated fair value as appropriate. Accordingly, prior to the change, lower of cost or fair value adjustments to mortgage servicing rights were considered non-recurring fair value adjustments.

FAIR VALUE OPTION

Regions adopted the fair value option for certain financial assets and financial liabilities as of January 1, 2008. The fair value option allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. Additionally, the fair value option requires the difference between the carrying value before election of the fair value option and the fair value of these financial instruments be recorded as an adjustment to beginning retained earnings in the period of adoption. There was no material effect of adoption on the consolidated financial statements.

Regions elected the fair value option for residential mortgage loans held for sale originated after January 1, 2008. This election allows for a more effective offset of the changes in fair values of the loans and the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting. Regions has not elected the fair value option for other loans held for sale primarily because they are not economically hedged using derivative instruments. Fair values of loans held for sale are based on traded market prices of similar assets where available and/or discounted cash flows at market interest rates, adjusted for securitization activities that include servicing values and market conditions. At December 31, 2009 and 2008, loans held for sale for which the fair value option was elected had an aggregate fair value of $780 million and $506 million, respectively, and an aggregate outstanding principal balance of $773 million and $492 million, respectively, and were recorded in loans held for sale in the consolidated balance sheet. Interest income on mortgage loans held for sale is recognized based on contractual rates and reflected in interest income on loans held for sale in the consolidated statements of operations. Net gains (losses) resulting from changes in fair value of these loans of $7 million and $16 million, respectively, were recorded in mortgage income in the consolidated statements of operations for the years ended December 31, 2009 and 2008. These changes in fair value are mostly offset by economic hedging activities. An immaterial portion of this amount was attributable to changes in instrument-specific credit risk.

The election of the fair value option impacts the timing and recognition of servicing value, as well as origination fees and costs. The servicing value of a loan was precluded from being recognized until the sale of the loan prior to the election of the fair value option. After adoption of the fair value option, this value is recognized in the statement of operations at the time of origination. Origination fees and costs for mortgage loans held for sale, which had been previously deferred, are now recognized in the statement of operations at the time of origination. Prior to the election of the fair value option, net loan origination costs for mortgage loans held for sale were capitalized as part of the carrying amount of the loans and recognized as a reduction of mortgage income upon the sale of such loans. Approximately $10 million of loan servicing value was recognized in non-interest income during 2008 related to the adoption of the fair value option. The net impact of ceasing deferrals of origination fees and costs during 2008 related to the adoption of the fair value option was not material.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used by the Company in estimating fair values of financial instruments that are not disclosed above:

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

Loans, net: The fair values of loans, excluding leases, are estimated based on groupings of similar loans by type, interest rate, and borrower creditworthiness. Discounted future cash flow analyses are performed for the groupings incorporating assumptions of current and projected prepayment speeds. Discount rates are determined using the Company’s current origination rates on similar loans, adjusted for changes in current liquidity and credit spreads (if necessary) observed in market pricing.

Other interest-earning assets: The carrying amounts reported in the consolidated balance sheets approximate the estimated fair values.

Deposits: The fair value of non-interest bearing demand accounts, interest-bearing transaction accounts, savings accounts, money market accounts and certain other time deposit accounts is the amount payable on demand at the reporting date (i.e., the carrying amount). Fair values for certificates of deposit are estimated by using discounted cash flow analyses, based on market spreads to benchmark rates.

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

Loan commitments and letters of credit: The estimated fair values for these off-balance sheet instruments are based on probabilities of funding to project expected future cash flows, which are discounted using the loan methodology described above. The premium/discounts are adjusted for the time value of money over the average remaining life of the commitments and the opportunity cost associated with regulatory requirements.

The carrying amounts and estimated fair values of the Company’s financial instruments as of December 31 are as follows:

	2009		2008
	Carrying Amount	Estimated Fair Value(1)	Carrying Amount	Estimated Fair Value(1)
	(In millions)
Financial assets:
Cash and cash equivalents	$8,011	$8,011	$10,973	$10,973
Trading account assets	3,039	3,039	1,050	1,050
Securities available for sale	24,069	24,069	18,850	18,850
Securities held to maturity	31	31	47	47
Loans held for sale	1,511	1,511	1,282	1,282
Loans (excluding leases), net of unearned income and allowance for loan losses(2),(3)	85,452	72,119	93,062	79,882
Other interest-earning assets	734	734	897	897
Derivatives, net	520	520	1,002	1,002

Financial liabilities:
Deposits	98,680	99,168	90,904	91,199
Short-term borrowings	3,668	3,668	15,822	15,822
Long-term borrowings	18,464	17,710	19,231	18,191
Loan commitments and letters of credit	194	1,014	109	732

(1)	Estimated fair values are consistent with an exit price concept. The assumptions used to estimate the fair values are intended to approximate those that a market participant would use in a hypothetical orderly transaction. In estimating fair value, the Company makes adjustments for interest rates, market liquidity and credit spreads as appropriate.

(2)	The estimated fair value of portfolio loans assumes sale of the notes to a third-party financial investor. Accordingly, the value to the Company if the notes were held to maturity is not reflected in the fair value estimate. In the current whole loan market, given the lack of market liquidity, financial investors are generally requiring a much higher rate of return than the return inherent in loans if held to maturity. The fair value discount at December 31, 2009 of $13.3 billion or 15.6% includes an estimated $9.6 billion or approximately 72% of the fair value discount, which represents the higher rate of return required by financial investors.

(3)	Excluded from this table is the lease carrying amount of $2.1 billion at December 31, 2009 and $3.0 billion at December 31, 2008, which approximates fair value.

NOTE 23. BUSINESS SEGMENT INFORMATION

Regions’ segment information is presented based on Regions’ key segments of business. Each segment is a strategic business unit that serves specific needs of Regions’ customers. The Company’s primary segment is General Banking/Treasury, which represents the Company’s branch network, including consumer and commercial banking functions, and has separate management that is responsible for the operation of that business unit. This segment also includes the Company’s Treasury function, including the Company’s securities portfolio and other wholesale funding activities. Prior to year-end 2008, Regions had reported an Other segment that included merger charges and the parent company. Regions realigned to include the parent company with General Banking/Treasury as parent company transactions essentially support the Treasury function. The 2008 and 2007 amounts presented below have been adjusted to conform to the 2009 presentation.

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

The reportable segment designated Merger Charges and Discontinued Operations includes merger charges related to the AmSouth acquisition and the results of EquiFirst (see Note 3) for the periods presented. These amounts are excluded from other reportable segments because management reviews the results of the other reportable segments excluding these items.

The following tables present financial information for each reportable segment for the years ended December 31:

	General Banking/ Treasury	Investment Banking/ Brokerage/ Trust	Insurance	Merger Charges and Discontinued Operations	Total Company
2009	(In millions)
Net interest income	$3,274	$58	$3	$—	$3,335
Provision for loan losses	3,541	—	—	—	3,541
Non-interest income	2,440	1,207	108	—	3,755
Other non-interest expense	3,542	1,122	87	—	4,751
Income tax expense (benefit)	(232)	53	8	—	(171)

Net income (loss)	$(1,137)	$90	$16	$—	$(1,031)

Average assets	$137,683	$4,586	$490	$—	$142,759

	General Banking/ Treasury	Investment Banking/ Brokerage/ Trust	Insurance	Merger Charges and Discontinued Operations	Total Company
2008	(In millions)
Net interest income	$3,765	$74	$4	$—	$3,843
Provision for loan losses	2,057	—	—	—	2,057
Non-interest income	1,777	1,183	113	—	3,073
Goodwill impairment	6,000	—	—	—	6,000
Other non-interest expense	3,448	1,055	88	219	4,810
Income tax expense (benefit)	(355)	74	9	(83)	(355)

Net income (loss)	$(5,608)	$128	$20	$(136)	$(5,596)

Average assets	$139,984	$3,623	$340	$—	$143,947

	General Banking/ Treasury	Investment Banking/ Brokerage/ Trust	Insurance	Merger Charges and Discontinued Operations	Total Company
2007	(In millions)
Net interest income	$4,314	$78	$6	$12	$4,410
Provision for loan losses	555	—	—	—	555
Non-interest income	1,569	1,184	103	(177)	2,679
Other non-interest expense	3,229	998	82	403	4,712
Income tax expense (benefit)	674	96	9	(208)	571

Net income (loss)	$1,425	$168	$18	$(360)	$1,251

Average assets	$134,284	$3,718	$275	$480	$138,757

NOTE 24. COMMITMENTS, CONTINGENCIES AND GUARANTEES

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

Credit risk associated with these instruments as of December 31 is based upon the contractual amounts indicated in the following table:

	2009	2008
	(In millions)
Unused commitments to extend credit	$31,008	$37,271
Standby letters of credit	4,610	7,603
Commercial letters of credit	30	20

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

Standby letters of credit—Standby letters of credit are also issued to customers, which commit Regions to make payments on behalf of customers if certain specified future events occur. Regions has recourse against the customer for any amount required to be paid to a third party under a standby letter of credit. Historically, a large percentage of standby letters of credit expire without being funded. The current credit environment has resulted in increased fundings of standby letters of credit. The contractual amount of standby letters of credit represents the maximum potential amount of future payments Regions could be required to make and represents Regions’ maximum credit risk. At December 31, 2009 and 2008, Regions had $119 million and $118 million, respectively, of liabilities associated with standby letter of credit agreements, with related assets of $114 million and $108 million, respectively.

Commercial letters of credit—Commercial letters of credit are issued to facilitate foreign or domestic trade transactions for customers. As a general rule, drafts will be drawn when the goods underlying the transaction are in transit.

The reserve for all of these off-balance sheet financial instruments was $74 million at both December 31, 2009 and 2008.

LEASES

Operating leases—Regions and its subsidiaries lease land, premises and equipment under cancelable and non-cancelable leases, some of which contain renewal options under various terms. The leased properties are used primarily for banking purposes. Total rental expense on operating leases for the years ended December 31, 2009, 2008 and 2007 was $213 million, $194 million and $198 million, respectively.

The approximate future minimum rental commitments as of December 31, 2009, for all non-cancelable leases with initial or remaining terms of one year or more are shown in the following table. Included in these amounts are all renewal options reasonably assured of being exercised.

	Premises	Equipment	Total
	(In millions)
2010	$139	$4	$143
2011	124	4	128
2012	114	2	116
2013	103	—	103
2014	91	—	91
Thereafter	573	—	573

	$1,144	$10	$1,154

Sale-leaseback transaction—In 2005, Regions sold 111 properties to a third party with an agreement to lease back a portion of 99 of these properties. The remaining 12 properties were not leased back by Regions. Of the 99 properties that included a leaseback, 20 of the properties qualified for sale-leaseback accounting. The other 79 properties included lease terms that require lease payments that are significantly more heavily weighted toward the early years of the fifteen-year lease term (approximately 60% in excess of the calculated straight-line rental amount). This constituted additional collateral or financing to the buyer-lessor and effectively resulted in Regions having a continuing involvement in these 79 properties, requiring Regions to account for these properties as a financing arrangement. Accordingly, the properties continue to be reflected on the Company’s balance sheet and depreciated based on their current carrying value. Proceeds of $83.1 million attributable to these properties were reflected as a financing obligation with monthly rental payments due, reflected as a component of principal reduction and interest expense at the Company’s incremental borrowing rate. The approximate total future minimum rental commitment as of December 31, 2009, for all leases related to this transaction is $63.4 million, including $8.4 million in 2010, $5.2 million in 2011, $5.4 million in 2012, $5.5 million in 2013 and $5.6 million in 2014.

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

Regions and certain of its affiliates have been named in class-action lawsuits filed in federal and state courts on behalf of investors who purchased shares of certain Regions Morgan Keegan Select Funds (the “Funds”) and shareholders of Regions. The Funds were formerly managed by Morgan Asset Management, Inc. The complaints contain various allegations, including claims that the Funds and the defendants misrepresented or failed to disclose material facts relating to the activities of the Funds. No class has been certified, and at this stage of the lawsuits Regions cannot determine the probability of a material adverse result or reasonably estimate a range of potential exposures, if any. However, it is possible that an adverse resolution of these matters may be material to Regions’ consolidated financial position or results of operations.

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

In March 2009, Morgan Keegan received a Wells notice from the SEC’s Atlanta Regional Office related to auction rate securities (“ARS”) indicating that the SEC staff intended to recommend that the Commission take civil action against Morgan Keegan. On July 21, 2009, the SEC filed a complaint in United States District Court for the Northern District of Georgia against Morgan Keegan alleging violations of the federal securities laws in connection with ARS that Morgan Keegan underwrote, marketed and sold. The SEC is seeking an injunction against Morgan Keegan for violations of the antifraud provisions of the federal securities laws, as well as disgorgement, financial penalties and other equitable relief for customers, including repurchase by Morgan Keegan of all ARS that it sold prior to March 20, 2008. Beginning in February 2009, Morgan Keegan commenced a voluntary program to repurchase ARS that it underwrote and sold to the firm’s customers, and extended that repurchase program on October 1, 2009 to include certain ARS that were sold by Morgan Keegan to its customers but were underwritten by other firms. As of December 31, 2009, customers of Morgan Keegan owned approximately $247 million of ARS and Morgan Keegan held approximately $166 million of ARS on its balance sheet. On July 21, 2009, the Alabama Securities Commission issued a “Show Cause” order to Morgan Keegan arising out of the ARS matter that is the subject of the SEC complaint described above. The order requires Morgan Keegan to show cause why its registration as a broker-dealer should not be suspended or revoked in the State of Alabama and also why it should not be subject to disgorgement, repurchasing all ARS sold to Alabama residents and payment of costs and penalties. Although it is not possible to predict the ultimate resolution or financial liability with respect to the ARS matter, management is currently of the opinion that the outcome of this matter will not have a material effect on Regions’ business, consolidated financial position or results of operations.

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

In December 2009, Regions and certain current and former directors and officers were named in a consolidated shareholder derivative action filed in Jefferson County, Alabama. The complaint alleges mismanagement, waste of corporate assets, breach of fiduciary duty and unjust enrichment relating to bonuses and other benefits received by executive management. Although it is not possible to predict the ultimate resolution or financial liability with respect to this matter, management is currently of the opinion that the outcome of this matter will not have a material effect on Regions' business, consolidated financial position or results of operations.

GUARANTEES

As a member of the Visa USA network, Regions, along with other members, indemnified Visa USA against litigation. On October 3, 2007, Visa USA was restructured and acquired several Visa affiliates. In conjunction with this restructuring, Regions’ indemnification of Visa USA was modified to cover five specific cases (“covered litigation”). Certain of the covered litigation has been settled or Visa has recorded a liability for it, and, accordingly, Regions has recorded its pro-rata share. Additionally, this modification required Regions to recognize a liability at fair value for Regions’ share of the indemnification for the covered litigation that has not been settled or accrued by Visa. As of December 31, 2009 and 2008, Regions’ liability recognized under this indemnification was approximately $27 million and $51 million, respectively.

On March 25, 2008, Visa executed an initial public offering (“IPO”) of common stock and, in connection with the IPO, Regions’ ownership interest in Visa was converted into Class B common stock of approximately 3.8 million shares. On March 28, 2008, Visa redeemed approximately 1.5 million shares of the Class B common stock from Regions for proceeds of approximately $63 million, all of which was recorded as “Other Income” in the consolidated statements of operations. The Class B common stock is subject to a restriction period of the lesser of three years from the date of the IPO or settlement of all covered litigation. The number of shares of Class B common stock may also be adjusted by Visa, depending on the outcome of the covered litigation.

In the second quarter of 2009, Regions sold the Visa Class B common stock to a third party. The sale resulted in a gain of $80 million.

A portion of Visa’s proceeds from the IPO, totaling $3.0 billion, was escrowed to fund the covered litigation. To the extent that the amount available under the escrow arrangement is insufficient to fully resolve the covered litigation, Visa will enforce the indemnification obligations of Visa USA’s members for any excess amount. During 2008, Visa settled its lawsuit with American Express for approximately $2.25 billion. Additionally, Visa agreed to settle litigation with Discover Financial, and the portion of the settlement funded from the escrow account is approximately $1.74 billion. As a result, Visa reduced the conversion rate applicable to Class B common stock outstanding and an additional $1.1 billion was deposited into the escrow account. As of December 31, 2008, Regions’ remaining investment totaled approximately 1.5 million shares with a cost basis of zero. As of December 31, 2009 and 2008, Regions reduced expenses by approximately $13 million and $28 million, respectively, which represents the Company’s proportionate economic interest in the escrow account to settle the litigation liability.

NOTE 25. PARENT COMPANY ONLY FINANCIAL STATEMENTS

Presented below are condensed financial statements of Regions Financial Corporation:

Balance Sheets

	December 31
	2009	2008
	(In millions)
ASSETS
Cash and due from banks	$11	$1
Interest-bearing deposits	4,050	4,767
Loans to subsidiaries	91	91
Securities available for sale	46	67
Trading assets	22	19
Premises and equipment	69	78
Investments in subsidiaries:
Banks	16,273	14,559
Non-banks	1,814	1,761

	18,087	16,320
Other assets	421	491

Total assets	$22,797	$21,834

LIABILITIES AND STOCKHOLDERS’ EQUITY
Long-term borrowings	$4,662	$4,687
Other liabilities	254	334

Total liabilities	4,916	5,021
Stockholders’ equity:
Preferred stock	3,602	3,307
Common stock	12	7
Additional paid-in capital	18,781	16,815
Retained earnings (deficit)	(3,235)	(1,869)
Treasury stock	(1,409)	(1,425)
Accumulated other comprehensive income (loss)	130	(22)

Total stockholders’ equity	17,881	16,813

Total liabilities and stockholders’ equity	$22,797	$21,834

Statements of Operations

	Year Ended December 31
	2009	2008	2007
	(In millions)
Income:
Dividends received from subsidiaries	$—	$725	$2,250
Service fees from subsidiaries	123	183	238
Interest from subsidiaries	16	40	47
Gain on extinguishment of debt	61	—	—
Other	8	11	24

	208	959	2,559
Expenses:
Salaries and employee benefits	133	226	225
Interest	162	240	257
Net occupancy expense	4	2	3
Furniture and equipment expense	7	6	8
Legal and other professional fees	14	6	3
Other	36	73	81

	356	553	577
Income (loss) before income taxes and equity in undistributed earnings (loss) of subsidiaries	(148)	406	1,982
Income tax benefit	(31)	(127)	(131)

Income (loss) before equity in undistributed earnings (loss) of subsidiaries and preferred dividends	(117)	533	2,113
Equity in undistributed earnings (loss) of subsidiaries:
Banks	(978)	(6,240)	(986)
Non-banks	64	111	124

	(914)	(6,129)	(862)

Net income (loss)	(1,031)	(5,596)	1,251
Preferred dividends	(230)	(26)	—

Net income (loss) available to common shareholders	$(1,261)	$(5,622)	$1,251

Statements of Cash Flows

	Years Ended December 31
	2009	2008	2007
	(In millions)
Operating activities:
Net income (loss)	$(1,031)	$(5,596)	$1,251
Adjustments to reconcile net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	914	6,129	862
Depreciation, amortization and accretion, net	(7)	(5)	57
Increase (decrease) in trading assets	(3)	18	—
(Decrease) increase in other liabilities	(80)	(373)	31
Decrease (increase) in other assets	69	(76)	(45)
Other	122	(125)	—

Net cash from operating activities	(16)	(28)	2,156
Investing activities:
Investment in subsidiaries	(2,681)	306	14
Principal payments on loans to subsidiaries	—	—	124
Net sales (purchases) of premises and equipment	9	(2)	(54)
Proceeds from sales and maturities of securities available for sale	23	35	109
Purchases of securities available for sale	(1)	(1)	(87)

Net cash from investing activities	(2,650)	338	106
Financing activities:
Proceeds from long-term borrowings	690	345	3,135
Payments on long-term borrowings	(493)	(751)	(1,692)
Net proceeds from issuance of mandatorily convertible preferred stock	278	—	—
Net proceeds from issuance of common stock	1,769	—	—
Cash dividends on common stock	(105)	(669)	(1,035)
Cash dividends on preferred stock	(194)	—	—
Issuance of preferred stock and common stock warrant	—	3,500	—
Purchase of treasury stock	—	—	(1,363)
Proceeds from exercise of stock options	14	27	155

Net cash from financing activities	1,959	2,452	(800)
(Decrease) increase in cash and cash equivalents	(707)	2,762	1,462
Cash and cash equivalents at beginning of year	4,768	2,006	544

Cash and cash equivalents at end of year	$4,061	$4,768	$2,006

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 8A.	Controls and Procedures

Based on an evaluation, as of the end of the period covered by this Form 10-K, under the supervision and with the participation of Regions’ management, including its Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and the Chief Financial Officer have concluded that Regions’ disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) are effective. During the fourth fiscal quarter of the year ended December 31, 2009, there have been no changes in Regions’ internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Regions’ control over financial reporting.

The Report of Management on Internal Control Over Financial Reporting is included in Item 7. of this Annual Report on Form 10-K.

Item 8B.	Other Information

Not Applicable.

PART III

Item 9.	Directors, Executive Officers and Corporate Governance

Information about the Directors and Director nominees of Regions included in Regions’ Proxy Statement for the Annual Meeting of Stockholders to be held on May 13, 2010 (the “Proxy Statement”) under the caption “ELECTION OF DIRECTORS” and the information incorporated by reference pursuant to Item 12. below are incorporated herein by reference. Information on Regions’ executive officers is included below.

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

Executive officers of the registrant as of December 31, 2009, are as follows:

Executive Officer	Age	Position and Offices Held with Registrant and Subsidiaries	Executive Officer Since*
C. Dowd Ritter**	62	Chairman and Chief Executive Officer and Director, registrant and Regions Bank. Previously Chairman, President and Chief Executive Officer of registrant and Regions Bank and Chairman, President and Chief Executive Officer of AmSouth Bancorporation and AmSouth Bank.	1991
O. B. Grayson Hall, Jr.**	52	President and Chief Operating Officer and Director, registrant and Regions Bank. Previously Vice Chairman and Head of General Banking Group, registrant and Regions Bank, Senior Executive Vice President and Head of General Banking Group, registrant and Regions Bank and Senior Executive Vice President and Lines of Business/Operations and Technology Group Head of AmSouth Bancorporation and AmSouth Bank. Director, Morgan Keegan & Company, Inc.	1993
David B. Edmonds	56	Senior Executive Vice President and Head of Human Resources Group, registrant and Regions Bank. Previously Senior Executive Vice President and Head of Human Resources of AmSouth Bancorporation and AmSouth Bank.	1994

Executive Officer	Age	Position and Offices Held with Registrant and Subsidiaries	Executive Officer Since*
Irene M. Esteves	51	Chief Financial Officer and Senior Executive Vice President, registrant and Regions Bank. Previously Chief Financial Officer of The Capital Management Group of Wachovia Corporation and Chief Financial Officer and Chief of Human Resources of Putnam Investments.	2008
G. Timothy Laney	49	Senior Executive Vice President and Head of Business Services, registrant and Regions Bank. Previously served in senior management roles at Bank of America in treasury, commercial banking, private banking, corporate marketing and change management. Director, Regions Equipment Finance Corporation and Regions Business Capital Corporation.	2007
John B. Owen	48	Senior Executive Vice President and Head of Consumer Services Group, registrant and Regions Bank. Previously Senior Executive Vice President and Head of Operations and Technology Group, registrant and Regions Bank. Previously Chief Executive Officer for Assurant Specialty Property. Director and Chairman, Regions Insurance Group, Inc., Regions Insurance, Inc. and Regions Insurance Services, Inc.	2009
William C. Wells, II	51	Senior Executive Vice President, Chief Risk Officer and Head of Risk Management Group, registrant and Regions Bank. Previously Senior Executive Vice President, Chief Risk Officer and Head of Risk Management Group, AmSouth Bancorporation and AmSouth Bank.	2005

*	The years indicated are those in which the individual was first deemed to be an executive officer of registrant, including its predecessor companies.
**	On December 17, 2009, the Company’s Board of Directors elected O. B. Grayson Hall, Jr. to serve as Chief Executive Officer of the Company upon the retirement of C. Dowd Ritter effective March 31, 2010.

Item 10.	Executive Compensation

All information presented under the captions “COMPENSATION DISCUSSION AND ANALYSIS,” “2009 COMPENSATION,” “COMPENSATION COMMITTEE REPORT,” “ELECTION OF DIRECTORS—Compensation Committee Interlocks and Insider Participation” and “—Relationship of Compensation Policies and Practices to Risk Management” of the Proxy Statement are incorporated herein by reference.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

All information presented under the caption “VOTING SECURITIES AND PRINCIPAL HOLDERS THEREOF” of the Proxy Statement is incorporated herein by reference.

All information presented under the caption “APPROVAL OF THE REGIONS FINANCIAL CORPORATION 2010 LONG TERM INCENTIVE PLAN—Equity Compensation Plan Information” of the Proxy Statement is incorporated herein by reference.

Item 12.	Certain Relationships and Related Transactions, and Director Independence

All information presented under the captions “ELECTION OF DIRECTORS—Other Transactions,” “—Review, Approval or Ratification of Transactions with Related Persons” and “—Director Independence” of the Proxy Statement are incorporated herein by reference.

Item 13.	Principal Accounting Fees and Services

All information presented under the caption “RATIFICATION OF SELECTION OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM” of the Proxy Statement is incorporated herein by reference.

PART IV

Item 14.	Exhibits, Financial Statement Schedules

(a) 1. Consolidated Financial Statements. The following reports of independent registered public accounting firm and consolidated financial statements of Regions and its subsidiaries are included in Item 7. of this Form 10-K:

2. Consolidated Financial Statement Schedules. The following consolidated financial statement schedules are included in Item 7. of this Form 10-K:

None. The Schedules to consolidated financial statements are not required under the related instructions or are inapplicable.

(b) Exhibits. The exhibits indicated below are either included or incorporated by reference as indicated.

SEC Assigned Exhibit Number	Description of Exhibits
3.1	Restated Certificate of Incorporation incorporated by reference to Exhibit 3.1 to Form 10-Q Quarterly Report filed by registrant on August 3, 2007.

3.2	Certificate of Designations incorporated by reference to Exhibit 3.1 to Form 8-K Current Report filed by registrant on November 18, 2008.

3.3	Certificate of Designations incorporated by reference to Exhibit 3.1 to Form 8-K Current Report filed by registrant on May 27, 2009.

3.4	Bylaws as restated, incorporated by reference to Exhibit 3.2 to Form 8-K Current Report filed by registrant on April 22, 2008.

4.1	Instruments defining the rights of security holders, including indentures. The registrant hereby agrees to furnish to the Commission upon request copies of instruments defining the rights of holders of long-term debt of the registrant and its consolidated subsidiaries; no issuance of debt exceeds 10% of the assets of the registrant and its subsidiaries on a consolidated basis.

4.2	Warrant to purchase up to 48,253,677 shares of Common Stock, issued on November 14, 2008 to the United States Department of Treasury, incorporated by reference to Exhibit 4.1 to Form 8-K Current Report filed by registrant on November 18, 2008.

4.3	Form of stock certificate for the class of Fixed Rate Cumulative Perpetual Preferred Stock Series A, incorporated by reference to Exhibit 4.2 to Form 8-K Current Report filed by registrant on November 18, 2008.

4.4	Form of stock certificate for the 10% Mandatory Convertible Preferred Stock, Series B, incorporated by reference to Exhibit 4.1 to Form 8-K Current Report filed by registrant on May 27, 2009 (included as Exhibit A to Exhibit 3.3 above).

SEC Assigned Exhibit Number	Description of Exhibits
10.1*	AmSouth Bancorporation 2006 Long Term Incentive Compensation Plan, incorporated by reference to Appendix C to AmSouth Bancorporation’s Proxy Statement dated March 10, 2006, for the AmSouth Annual Meeting of Shareholders held April 20, 2006.

10.2*	Form of stock option grant agreement under AmSouth Bancorporation 2006 Long Term Incentive Compensation Plan, incorporated by reference to Exhibit 99.3 to Form 8-K Current Report filed by registrant on April 30, 2007.

10.3*	Form of restricted stock grant agreement under AmSouth Bancorporation 2006 Long Term Incentive Compensation Plan, incorporated by reference to Exhibit 99.4 to Form 8-K Current Report filed by registrant on April 30, 2007.

10.4*	Form of performance unit agreement under AmSouth Bancorporation 2006 Long Term Incentive Compensation Plan and Regions Financial Corporation 2006 Long Term Incentive Plan, incorporated by reference to Exhibit 99.5 to Form 8-K Current Report filed by registrant on April 30, 2007.

10.5*	Form of performance-based stock option grant agreement and award notice under AmSouth Bancorporation 2006 Long Term Incentive Compensation Plan, incorporated by reference to Exhibit 10.4 to Form 10-Q Quarterly Report filed by registrant on May 11, 2009.

10.6*	Regions Financial Corporation 2006 Long Term Incentive Plan, incorporated by reference to Exhibit 99.1 to Form 8-K Current Report filed by registrant on May 23, 2006.

10.7*	Amendment to Regions Financial Corporation 2006 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.5 to Form 10-Q Quarterly Report filed by registrant on May 7, 2008.

10.8*	Form of stock option grant agreement under Regions Financial Corporation 2006 Long Term Incentive Plan, incorporated by reference to Exhibit 99.1 to Form 8-K Current Report filed by registrant on April 30, 2007.

10.9*	Form of restricted stock grant agreement under Regions Financial Corporation 2006 Long Term Incentive Plan, incorporated by reference to Exhibit 99.2 to Form 8-K Current Report filed by registrant on April 30, 2007.

10.10*	Form of performance-based stock option grant agreement and award notice under Regions Financial Corporation 2006 Long Term Incentive Plan, incorporated by reference to Exhibit 10.3 to Form 10-Q Quarterly Report filed by registrant on May 11, 2009.

10.11*	Form of performance-based restricted stock agreement and award notice under AmSouth Bancorporation 2006 Long Term Incentive Compensation Plan and Regions Financial Corporation 2006 Long Term Incentive Plan, incorporated by reference to Exhibit 10.5 to Form 10-Q Quarterly Report filed by registrant on May 11, 2009.

10.12*	Form of performance-based restricted stock agreement and award notice applicable to the non-employee members of the Board of Directors under the Regions Financial Corporation 2006 Long Term Incentive Plan, incorporated by reference to Exhibit 10.1 to Form 8-K Current Report filed by registrant on April 22, 2009.

10.13*	Form of director stock option grant agreement under Regions Financial Corporation 2006 Long Term Incentive Plan, incorporated by reference to Exhibit 10.46 to Form 10-K Annual Report filed by registrant on February 26, 2008.

10.14*	AmSouth Bancorporation 1996 Long Term Incentive Compensation Plan, as amended, incorporated by reference to Exhibit 10.2 to Form 10-Q Quarterly Report filed by AmSouth Bancorporation on November 9, 2004, File No. 1-7476.

SEC Assigned Exhibit Number	Description of Exhibits
10.15*	Amendment Number 1 to the AmSouth Bancorporation 1996 Long Term Incentive Compensation Plan, incorporated by reference to Exhibit 10.1 to Form 10-Q Quarterly Report filed by AmSouth Bancorporation on May 9, 2006.

10.16*	Form of restricted stock grant agreement under AmSouth Bancorporation 1996 Long Term Incentive Compensation Plan, incorporated by reference to Exhibit 10.1 to Form 8-K Current Report filed by AmSouth Bancorporation on April 5, 2006.

10.17*	Form of stock option grant agreement under AmSouth Bancorporation 1996 Long Term Incentive Compensation Plan, incorporated by reference as Exhibit 10.2 to Form 8-K Current Report filed by AmSouth Bancorporation on February 11, 2005, File No. 1-7476.

10.18*	AmSouth Bancorporation Amended and Restated 1991 Employee Stock Incentive Plan, incorporated by reference to attachment A to Proxy Statement of First American Corporation dated and filed March 20, 1997, File No. 0-6198.

10.19*	AmSouth Bancorporation Amended and Restated Stock Option Plan for Outside Directors, incorporated by reference to Appendix E to AmSouth Bancorporation’s Proxy Statement dated March 10, 2004, for the Annual Meeting of Shareholders held April 15, 2004, File No. 1-7476.

10.20*	Form of stock option grant agreement under AmSouth Bancorporation Amended and Restated Stock Option Plan for Outside Directors, incorporated by reference to Exhibit 10.1 to Form 8-K Current Report filed by AmSouth Bancorporation on April 26, 2005.

10.21*	Regions Directors’ Deferred Stock Investment Plan, incorporated by reference to Exhibit 10.6 to Form 10-K Annual Report filed by former Regions Financial Corporation on March 24, 2003, File No. 01-31307.

10.22*	Amendment to Regions Directors’ Deferred Stock Investment Plan, incorporated by reference to Exhibit 10.13 to Form 10-K Annual Report filed by registrant on March 9, 2006.

10.23*	Amendment to Regions Financial Corporation Directors’ Deferred Stock Investment Plan, incorporated by reference to Exhibit 10.9 to Form 10-Q Quarterly Report filed by registrant on August 3, 2007.

10.24*	Amended and Restated Regions Financial Corporation Directors’ Deferred Stock Investment Plan, incorporated by reference to Exhibit 10.27 to Form 10-K Annual Report filed by registrant on February 25, 2009.

10.25*	Amended and Restated Deferred Compensation Plan for Directors of AmSouth Bancorporation, incorporated by reference to Exhibit 10-q to Form 10-K Annual Report filed by AmSouth Bancorporation on March 30, 1998, File No. 1-7476.

10.26*	Amendment No. 1 to Amended and Restated Deferred Compensation Plan for Directors of AmSouth Bancorporation adopted effective November 4, 2006, incorporated by reference to Exhibit 10.50 to Form 10-K Annual Report filed by registrant on March 1, 2007.

10.27*	Amended and Restated Regions Financial Corporation Deferred Compensation Plan for Former Directors of AmSouth Bancorporation (formerly named Deferred Compensation Plan for Directors of AmSouth Bancorporation), incorporated by reference to Exhibit 10.30 to Form 10-K Annual Report filed by registrant on February 25, 2009.

10.28*	First American Corporation Directors’ Deferred Compensation Plan, incorporated by reference to Exhibit 10-a to Form 10-Q Quarterly Report filed by AmSouth Bancorporation on April 30, 2002, File No. 1-7476.

SEC Assigned Exhibit Number	Description of Exhibits
10.29*	Amendment Number 2 to First American Corporation Directors’ Deferred Compensation Plan, incorporated by reference to Exhibit 10.3 to Form 10-Q Quarterly Report filed by registrant on November 9, 2007.

10.30*	Form of deferred compensation agreement implementing deferred compensation arrangements with certain directors who were formerly directors of Union Planters Corporation, incorporated by reference to Exhibit 10.19 to Form 10-K Annual Report filed by registrant on March 14, 2005.

10.31*	AmSouth Bancorporation Deferred Compensation Plan, incorporated by reference to Exhibit 10.13 to Form 10-K Annual Report filed by AmSouth Bancorporation on March 15, 2005.

10.32*	Amendment Number 1 to AmSouth Bancorporation Deferred Compensation Plan effective November 4, 2006, incorporated by reference to Exhibit 10.59 to Form 10-K Annual Report filed by registrant on March 1, 2007.

10.33*	Amendment Number 2 to AmSouth Bancorporation Deferred Compensation Plan, incorporated by reference to Exhibit 10.36 to Form 10-K Annual Report filed by registrant on February 25, 2009.

10.34*	Regions Financial Corporation Executive Bonus Plan, incorporated by reference to Exhibit 99 to Form 8-K Current Report filed by registrant on May 25, 2005.

10.35*	Amended and Restated AmSouth Bancorporation Management Incentive Plan, incorporated by reference to Exhibit 10.47 to Form 10-K Annual Report filed by registrant on February 26, 2008.

10.36*	Letter Agreement re: Termination of Employment Agreement, dated as of October 1, 2007, by and between Regions Financial Corporation and C. Dowd Ritter, incorporated by reference to Exhibit 10.1 to Form 8-K Current Report filed by registrant on October 3, 2007.

10.37*	Letter Agreement re: Supplemental Retirement Agreement dated as of October 1, 2007, by and between Regions Financial Corporation and C. Dowd Ritter, incorporated by reference to Exhibit 10.2 to Form 8-K Current Report filed by registrant on October 3, 2007.

10.38*	Life Insurance Agreements incorporated by reference to Exhibit 10.16 of Form 10-K Annual Report filed by AmSouth Bancorporation on March 10, 2006.

10.39*	Form of Change-in-Control Agreement for executive officers O. B. Grayson Hall, Jr., David B. Edmonds, Irene M. Esteves, G. Timothy Laney, John B. Owen and William C. Wells, II, incorporated by reference to Exhibit 10.3 of Form 8-K Current Report filed by registrant on October 3, 2007.

10.40*	Letter to Irene Esteves, incorporated by reference to Exhibit 10.84 to Form 10-K Annual Report filed by registrant on February 26, 2008.

10.41*	Form of letter agreement and Waiver executed in favor of U.S. Treasury and signed by each of C. Dowd Ritter, O. B. Grayson Hall, Jr., Irene M. Esteves, David C. Edmonds, G. Timothy Laney and William C. Wells, II, incorporated by reference to Exhibit 10.47 to Form 10-K Annual Report filed by registrant on February 25, 2009.

10.42*	Form of Retention RSU Award Notice, incorporated by reference to Exhibit 99.1 to Form 8-K Current Report filed by registrant on October 3, 2007.

10.43*	Form of Retention RSU Award Agreement, incorporated by reference to Exhibit 99.2 to Form 8-K Current Report filed by registrant on October 3, 2007.

SEC Assigned Exhibit Number	Description of Exhibits
10.44*	AmSouth Bancorporation Amended and Restated Supplemental Thrift Plan, incorporated by reference to Exhibit 10.2 to Form 10-Q Quarterly Report filed by AmSouth Bancorporation on August 9, 2004, File No. 1-7476.

10.45*	Amendment Number One to the AmSouth Bancorporation Supplemental Thrift Plan, incorporated by reference to Exhibit 10.10 to Form 10-K Annual Report filed by AmSouth Bancorporation on March 10, 2006.

10.46*	Amendment Number Two to the AmSouth Bancorporation Supplemental Thrift Plan adopted November 3, 2006, incorporated by reference to Exhibit 10.53 to Form 10-K Annual Report filed by registrant on March 1, 2007.

10.47*	Amendment Number Three to the AmSouth Bancorporation Supplemental Thrift Plan executed January 31, 2007, incorporated by reference to Exhibit 10.1 to Form 10-Q Quarterly Report filed by registrant on May 7, 2007.

10.48*	Amendment Number Four to the AmSouth Bancorporation Supplemental Thrift Plan, incorporated by reference to Exhibit 10.2 to Form 10-Q Quarterly Report filed by registrant on November 9, 2007.

10.49*	Amendment Number Five to the AmSouth Bancorporation Supplemental Thrift Plan, incorporated by reference to Exhibit 10.2 to Form 10-Q Quarterly Report filed by registrant on May 7, 2008.

10.50*	Amendment Number Six to the AmSouth Bancorporation Supplemental Thrift Plan, incorporated by reference to Exhibit 10.3 to Form 10-Q Quarterly Report filed by registrant on May 7, 2008.

10.51*	Regions Financial Corporation Supplemental 401(k) Plan Amended and Restated as of April 1, 2008, incorporated by reference to Exhibit 10.1 to Form 10-Q Quarterly Report filed by registrant on August 6, 2008.

10.52*	Amended and Restated Regions Financial Corporation Supplemental 401(k) Plan (formerly named AmSouth Bancorporation Supplemental Thrift Plan), incorporated by reference to Exhibit 10.58 to Form 10-K Annual Report filed by registrant on February 25, 2009.

10.53*	Amendment Number One to the Regions Financial Corporation Supplemental 401(K) Plan, incorporated by reference to Exhibit 10.4 to Form 8-K Current Report filed by registrant on February 25, 2009.

10.54*	Amendment Number Two to the Regions Financial Corporation Supplemental 401(K) Plan, incorporated by reference to Exhibit 10.2 to Form 8-K Current Report filed by registrant on December 18, 2009.

10.55*	AmSouth Bancorporation Amended and Restated Supplemental Retirement Plan, incorporated by reference to Exhibit 10.1 to Form 10-Q Quarterly Report filed by AmSouth Bancorporation on August 9, 2004, File No. 1-7476.

10.56*	Amendment Number One to the AmSouth Bancorporation Supplemental Retirement Plan adopted November 3, 2006, incorporated by reference to Exhibit 10.46 to Form 10-K Annual Report filed by registrant on March 1, 2007.

10.57*	Amendment Number Two to the AmSouth Bancorporation Supplemental Retirement Plan, incorporated by reference to Exhibit 10.4 to Form 10-Q Quarterly Report filed by registrant on May 7, 2008.

SEC Assigned Exhibit Number	Description of Exhibits
10.58*	Amended and Restated Regions Financial Corporation Post 2006 Supplemental Executive Retirement Plan (formerly named AmSouth Bancorporation Supplemental Retirement Plan), incorporated by reference to Exhibit 10.62 to Form 10-K Annual Report filed by registrant on February 25, 2009.

10.59*	Amendment Number One to the Regions Financial Corporation Post 2006 Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10.2 to Form 8-K Current Report filed by registrant on February 27, 2009.

10.60*	Amendment Number Two to the Regions Financial Corporation Post 2006 Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10.5 to Form 8-K Current Report filed by registrant on December 18, 2009.

10.61*	Form of Indemnification Agreement for Directors of AmSouth Bancorporation, incorporated by reference to Exhibit 10.2 to Form 8-K Current Report filed by AmSouth Bancorporation on April 20, 2006.

10.62*	Form of Aircraft Time Sharing Agreement, incorporated by reference to Exhibit 10.1 to Form 10-Q Quarterly Report filed by registrant on November 4, 2009.

10.63*	Form of 2009-2010 Annual Salary Stock Unit Award Agreement, incorporated by reference to Exhibit 10.1 to Form 8-K Current Report filed by registrant on December 11, 2009.

10.64*	Regions Financial Corporation Management Incentive Plan, incorporated by reference to Exhibit 10.2 to Form 8-K Current Report filed by registrant on December 11, 2009.

10.65	Letter Agreement, dated November 14, 2008 including the Securities Purchase Agreement—Standard Terms incorporated by reference therein, between registrant and the U.S. Treasury, incorporated by reference to Exhibit 10.1 to Form 8-K Current Report filed November 18, 2008.

12	Computation of Ratio of Earnings to Fixed Charges.

21	List of subsidiaries of registrant.

23	Consent of independent registered public accounting firm.

24	Powers of Attorney.

31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Certifications of Principal Executive Officer pursuant to 31 C.F.R. § 30.15.

99.2	Certifications of Principal Financial Officer pursuant to 31 C.F.R. § 30.15.

101	Interactive Data File

*	Compensatory plan or agreement.

Copies of exhibits not included herein may be obtained free of charge, electronically through Regions website at www.regions.com or through the SEC’s website at www.sec.gov or upon request to:

Investor Relations

Regions Financial Corporation

1900 Fifth Avenue North

Birmingham, Alabama 35203

(205) 326-5807

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGIONS FINANCIAL CORPORATION

By:	/S/ C. DOWD RITTER
C. Dowd Ritter
Chairman and Chief Executive Officer

Date: February 22, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ C. DOWD RITTER C. Dowd Ritter	Chairman, Chief Executive Officer, and Director (principal executive officer)	February 22, 2010

/S/ O. B. GRAYSON HALL, JR. O. B. Grayson Hall, Jr.	President, Chief Operating Officer, and Director	February 22, 2010

/S/ IRENE M. ESTEVES Irene M. Esteves	Senior Executive Vice President and Chief Financial Officer (principal financial officer)	February 22, 2010

/S/ HARDIE B. KIMBROUGH, JR. Hardie B. Kimbrough, Jr.	Executive Vice President and Controller (principal accounting officer)	February 22, 2010

* Samuel W. Bartholomew, Jr.	Director	February 22, 2010

* George W. Bryan	Director	February 22, 2010

* David J. Cooper, Sr.	Director	February 22, 2010

* Earnest W. Deavenport, Jr.	Director	February 22, 2010

* Don DeFosset	Director	February 22, 2010

* James R. Malone	Director	February 22, 2010

Signature	Title	Date

* Susan W. Matlock	Director	February 22, 2010

* John E. Maupin, Jr.	Director	February 22, 2010

* Charles D. McCrary	Director	February 22, 2010

* Claude B. Nielsen	Director	February 22, 2010

* John R. Roberts	Director	February 22, 2010

* Lee J. Styslinger III	Director	February 22, 2010

*	John D. Buchanan, by signing his name hereto, does sign this document on behalf of each of the persons indicated above pursuant to powers of attorney executed by such persons and filed with the Securities and Exchange Commission.

By:	/S/ JOHN D. BUCHANAN
John D. Buchanan
Attorney in Fact