Form 10-Q
period 2010-03-31
REGIONS FINANCIAL CORP
filed 2010-05-05
CIK 1281761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

or

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

(205) 326-5807

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

The number of shares outstanding of each of the issuer’s classes of common stock was 1,192,471,000 shares of common stock, par value $.01, outstanding as of April 30, 2010.

REGIONS FINANCIAL CORPORATION

FORM 10-Q

Forward-Looking Statements

This Quarterly Report on Form 10-Q, other periodic reports filed by Regions Financial Corporation (“Regions”) under the Securities Exchange Act of 1934, as amended, and any other written or oral statements made by or on behalf of Regions may include forward-looking statements. The Private Securities Litigation Reform Act of 1995 (the “Act”) provides a “safe harbor” for forward-looking statements which are identified as such and are accompanied by the identification of important factors that could cause actual results to differ materially from the forward-looking statements. For these statements, we, together with our subsidiaries, claim the protection afforded by the safe harbor in the Act. Forward-looking statements are not based on historical information, but rather are related to future operations, strategies, financial results or other developments. Forward-looking statements are based on management’s expectations as well as certain assumptions and estimates made by, and information available to, management at the time the statements are made. Those statements are based on general assumptions and are subject to various risks, uncertainties and other factors that may cause actual results to differ materially from the views, beliefs and projections expressed in such statements. These risks, uncertainties and other factors include, but are not limited to, those described below:

•

In 2008, the Emergency Economic Stabilization Act of 2008 became law, and in February 2009 the American Recovery and Reinvestment Act of 2009 was signed into law. Additionally, the U.S. Treasury and federal banking regulators are implementing a number of programs to address capital and liquidity issues in the banking system, and there are a number of pending legislative, regulatory and tax proposals, all of which may have significant effects on Regions and the financial services industry, the exact nature and extent of which cannot be determined at this time.

•

The impact of compensation and other restrictions imposed under the Troubled Asset Relief Program (“TARP”) until Regions is able to repay the outstanding preferred stock and warrant issued under the TARP.

•	Possible additional loan losses, impairment of goodwill and other intangibles, and adjustment of valuation allowances on deferred tax assets and the impact on earnings and capital.

•	Possible changes in interest rates may affect funding costs and reduce earning asset yields, thus reducing margins.

•	Possible changes in general economic and business conditions in the United States in general and in the communities Regions serves in particular.

•	Possible changes in the creditworthiness of customers and the possible impairment of the collectability of loans.

•

Possible changes in trade, monetary and fiscal policies, and other activities of governments, agencies, and similar organizations, including changes in accounting standards, may have an adverse effect on business.

•	The current stresses in the financial and real estate markets, including possible continued deterioration in property values.

•	Regions’ ability to manage fluctuations in the value of assets and liabilities and off-balance sheet exposure so as to maintain sufficient capital and liquidity to support Regions’ business.

•	Regions’ ability to achieve the earnings expectations related to businesses that have been acquired or that may be acquired in the future.

•	Regions’ ability to expand into new markets and to maintain profit margins in the face of competitive pressures.

•	Regions’ ability to develop competitive new products and services in a timely manner and the acceptance of such products and services by Regions’ customers and potential customers.

•	Regions’ ability to keep pace with technological changes.

•	Regions’ ability to effectively manage credit risk, interest rate risk, market risk, operational risk, legal risk, liquidity risk, and regulatory and compliance risk.

•	Regions’ ability to ensure adequate capitalization is impacted by inherent uncertainties in forecasting credit losses.

•	The cost and other effects of material contingencies, including litigation contingencies.

•	The effects of increased competition from both banks and non-banks.

•	The effects of geopolitical instability and risks such as terrorist attacks.

•	Possible changes in consumer and business spending and saving habits could affect Regions’ ability to increase assets and to attract deposits.

•	The effects of weather and natural disasters such as droughts and hurricanes, and the effects of the Gulf of Mexico oil spill.

The words “believe,” “expect,” “anticipate,” “project,” and similar expressions often signify forward-looking statements. You should not place undue reliance on any forward-looking statements, which speak only as of the date made. We assume no obligation to update or revise any forward-looking statements that are made from time to time.

See also Item 1A. “Risk Factors” of Regions’ Annual Report on Form 10-K for the year ended December 31, 2009 and of this Form 10-Q.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31 2010	December 31 2009	March 31 2009
(In millions, except share data)
Assets
Cash and due from banks	$2,252	$2,052	$2,429
Interest-bearing deposits in other banks	4,295	5,580	2,288
Federal funds sold and securities purchased under agreements to resell	324	379	418
Trading account assets	1,238	3,039	1,348
Securities available for sale	24,219	24,069	20,970
Securities held to maturity	30	31	45
Loans held for sale (includes $549, $780 and $1,365 measured at fair value at March 31, 2010, December 31, 2009 and March 31, 2009, respectively)	1,048	1,511	1,956
Loans, net of unearned income	88,174	90,674	95,686
Allowance for loan losses	(3,184)	(3,114)	(1,861)

Net loans	84,990	87,560	93,825
Other interest-earning assets	819	734	849
Premises and equipment, net	2,637	2,668	2,808
Interest receivable	503	468	426
Goodwill	5,559	5,557	5,551
Mortgage servicing rights	270	247	161
Other identifiable intangible assets	472	503	603
Other assets	8,574	7,920	8,303

Total assets	$137,230	$142,318	$141,980

Liabilities and Stockholders’ Equity
Deposits:
Non-interest-bearing	$23,391	$23,204	$19,988
Interest-bearing	74,941	75,476	73,548

Total deposits	98,332	98,680	93,536
Borrowed funds:
Short-term borrowings:
Federal funds purchased and securities sold under agreements to repurchase	1,687	1,893	2,828
Other short-term borrowings	997	1,775	6,525

Total short-term borrowings	2,684	3,668	9,353
Long-term borrowings	15,683	18,464	18,762

Total borrowed funds	18,367	22,132	28,115
Other liabilities	2,893	3,625	3,512

Total liabilities	119,592	124,437	125,163
Stockholders’ equity:
Preferred stock, authorized 10 million shares
Series A, cumulative perpetual participating, par value $1.00 (liquidation preference $1,000.00) per share, net of discount; Issued—3,500,000 shares	3,351	3,343	3,316
Series B, mandatorily convertible, cumulative perpetual participating, par value $1,000.00 (liquidation preference $1,000.00) per share; Issued—267,665 shares	259	259	—
Common stock, par value $.01 per share:
Authorized 1.5 billion shares
Issued including treasury stock—1,235,340,936, 1,235,850,589 and 738,570,609 shares, respectively	12	12	7
Additional paid-in capital	18,781	18,781	16,828
Retained earnings (deficit)	(3,502)	(3,235)	(1,913)
Treasury stock, at cost—43,166,437, 43,241,020 and 43,676,701 shares, respectively	(1,407)	(1,409)	(1,415)
Accumulated other comprehensive income (loss), net	144	130	(6)

Total stockholders’ equity	17,638	17,881	16,817

Total liabilities and stockholders' equity	$137,230	$142,318	$141,980

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31
	2010	2009
(In millions, except per share data)
Interest income on:
Loans, including fees	$945	$1,099
Securities:
Taxable	242	239
Tax-exempt	1	7

Total securities	243	246
Loans held for sale	8	15
Federal funds sold and securities purchased under agreements to resell	—	1
Trading account assets	12	12
Other interest-earning assets	7	6

Total interest income	1,215	1,379
Interest expense on:
Deposits	242	366
Short-term borrowings	3	20
Long-term borrowings	139	184

Total interest expense	384	570

Net interest income	831	809
Provision for loan losses	770	425

Net interest income after provision for loan losses	61	384
Non-interest income:
Service charges on deposit accounts	288	269
Brokerage, investment banking and capital markets	236	217
Mortgage income	67	73
Trust department income	48	46
Securities gains, net	59	53
Leveraged lease termination gains	19	323
Other	95	85

Total non-interest income	812	1,066
Non-interest expense:
Salaries and employee benefits	575	539
Net occupancy expense	120	107
Furniture and equipment expense	74	76
Other	461	336

Total non-interest expense	1,230	1,058

Income (loss) before income taxes	(357)	392
Income taxes	(161)	315

Net income (loss)	$(196)	$77

Net income (loss) available to common shareholders	$(255)	$26

Weighted-average number of shares outstanding:
Basic	1,194	693
Diluted	1,194	694
Earnings (loss) per common share:
Basic	$(0.21)	$0.04
Diluted	(0.21)	0.04
Cash dividends declared per common share	0.01	0.10

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Treasury Stock, At Cost	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount
(In millions, except share and per share data)
BALANCE AT JANUARY 1, 2009	4	$3,307	691	$7	$16,815	$(1,869)	$(1,425)	$(22)	$16,813
Comprehensive income:
Net income	—	—	—	—	—	77	—	—	77
Net change in unrealized gains and losses on securities available for sale, net of tax and reclassification adjustment*	—	—	—	—	—	—	—	52	52
Net change in unrealized gains and losses on derivative instruments, net of tax and reclassification adjustment*	—	—	—	—	—	—	—	(35)	(35)
Net change from defined benefit pension plans, net of tax*	—	—	—	—	—	—	—	(1)	(1)

Comprehensive income									93
Cash dividends declared - $0.10 per share	—	—	—	—	—	(70)	—	—	(70)
Preferred dividends	—	—	—	—	—	(42)	—	—	(42)
Preferred stock transactions:
Discount accretion	—	9	—	—	—	(9)	—	—	—
Common stock transactions:
Stock transactions under compensation plans, net	—	—	4	—	5	—	10	—	15
Amortization of unearned restricted stock and related adjustments	—	—	—	—	8	—	—	—	8

BALANCE AT MARCH 31, 2009	4	$3,316	695	$7	$16,828	$(1,913)	$(1,415)	$(6)	$16,817

BALANCE AT JANUARY 1, 2010	4	$3,602	1,193	$12	$18,781	$(3,235)	$(1,409)	$130	$17,881
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	(196)	—	—	(196)
Net change in unrealized gains and losses on securities available for sale, net of tax and reclassification adjustment*	—	—	—	—	—	—	—	29	29
Net change in unrealized gains and losses on derivative instruments, net of tax and reclassification adjustment*	—	—	—	—	—	—	—	(18)	(18)
Net change from defined benefit pension plans, net of tax*	—	—	—	—	—	—	—	3	3

Comprehensive income (loss)									(182)
Cash dividends declared - $0.01 per share	—	—	—	—	—	(12)	—	—	(12)
Preferred dividends	—	—	—	—	—	(51)	—	—	(51)
Preferred stock transactions:
Discount accretion	—	8	—	—	—	(8)	—	—	—
Common stock transactions:
Stock transactions under compensation plans, net	—	—	—	—	2	—	2	—	4
Amortization of unearned restricted stock and related adjustments	—	—	(1)	—	(2)	—	—	—	(2)

BALANCE AT MARCH 31, 2010	4	$3,610	1,192	$12	$18,781	$(3,502)	$(1,407)	$144	$17,638

See notes to consolidated financial statements.

*	See disclosure of reclassification adjustment amount and tax effect, as applicable, in Note 3 to the consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31
	2010	2009
(In millions)
Operating activities:
Net income (loss)	$(196)	$77
Adjustments to reconcile net cash provided by operating activities:
Provision for loan losses	770	425
Depreciation and amortization of premises and equipment	73	68
Provision for losses on other real estate, net	32	19
Net amortization (accretion) of securities	40	(5)
Net amortization of loans and other assets	51	64
Net accretion of deposits and borrowings	—	(4)
Net securities gains	(59)	(53)
Loss on early extinguishment of debt	53	—
Other-than-temporary impairments, net	1	3
Deferred income tax benefit	(113)	(139)
Excess tax benefits from share-based payments	(1)	—
Originations and purchases of loans held for sale	(1,101)	(2,477)
Proceeds from sales of loans held for sale	1,656	1,900
Gain on sale of loans, net	(24)	(37)
Decrease (increase) in trading account assets	1,801	(298)
(Increase) decrease in other interest-earning assets	(85)	48
(Increase) decrease in interest receivable	(35)	32
Increase in other assets	(445)	(285)
(Decrease) increase in other liabilities	(726)	32
Other	33	9

Net cash from operating activities	1,725	(621)
Investing activities:
Proceeds from sales of securities available for sale	1,443	795
Proceeds from maturites of:
Securities available for sale	1,853	1,089
Securities held to maturity	1	2
Purchases of:
Securities available for sale	(3,381)	(3,865)
Proceeds from sales of loans	299	88
Net decrease in loans	1,225	1,167
Net purchases of premises and equipment	(43)	(90)
Net cash received from deposits assumed	—	279

Net cash from investing activities	1,397	(535)
Financing activities:
Net (decrease) increase in deposits	(348)	2,354
Net decrease in short-term borrowings	(984)	(6,469)
Proceeds from long-term borrowings	—	100
Payments on long-term borrowings	(2,870)	(560)
Cash dividends on common stock	(12)	(70)
Cash dividends on preferred stock	(51)	(42)
Proceeds from stock transactions under compensation plans	2	5
Excess tax benefits from share-based payments	1	—

Net cash from financing activities	(4,262)	(4,682)

Decrease in cash and cash equivalents	(1,140)	(5,838)
Cash and cash equivalents at beginning of year	8,011	10,973

Cash and cash equivalents at end of period	$6,871	$5,135

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Three Months Ended March 31, 2010 and 2009

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

The accounting and reporting policies of Regions and the methods of applying those policies that materially affect the consolidated financial statements conform with accounting principles generally accepted in the United States (“GAAP”) and with general financial services industry practices. The accompanying interim financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and notes to the consolidated financial statements necessary for a complete presentation of financial position, results of operations and cash flows in conformity with GAAP. In the opinion of management, all adjustments, consisting of only normal and recurring items, necessary for the fair presentation of the consolidated financial statements have been included. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto in Regions’ Form 10-K for the year ended December 31, 2009.

Regions has evaluated all subsequent events for potential recognition and disclosure through the filing date of this Form 10-Q.

Certain amounts in prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications are immaterial and have no effect on net income, total assets or stockholders’ equity.

NOTE 2—Earnings (Loss) per Common Share

The following table sets forth the computation of basic earnings (loss) per common share and diluted earnings (loss) per common share:

	Three Months Ended March 31
	2010	2009
	(In millions, except per share amounts)
Numerator:
Net income (loss)	$(196)	$77
Preferred stock dividends and accretion	(59)	(51)

Net income (loss) available to common shareholders	$(255)	$26

Denominator:
Weighted-average common shares outstanding - basic	1,194	693
Common stock equivalents	—	1

Weighted-average common shares outstanding - diluted	1,194	694

Earnings (loss) per common share:
Basic	$(0.21)	$0.04
Diluted	(0.21)	0.04

The effect from the assumed issuance of 61 million common shares upon conversion of mandatorily convertible preferred stock issued in May 2009 for the three months ended March 31, 2010 was not included in the above computations of diluted earnings (loss) per common share because such amounts would have had an antidilutive effect on earnings (loss) per common share (see Note 3 for further discussion). The effect from the assumed exercise of 50 million and 53 million stock options for the three months ended March 31, 2010 and 2009, respectively, was not included in the above computations of diluted earnings (loss) per common share because such amounts would have had an antidilutive effect on earnings (loss) per common share.

NOTE 3—Stockholders’ Equity and Comprehensive Income (Loss)

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

Stock price (a)	$9.67
Exercise price (b)	$10.88
Expected volatility (c)	45.22%
Risk-free rate (d)	4.25%
Dividend yield (e)	3.88%
Warrant term (in years) (b)	10

(a)	Closing stock price of Regions as of the valuation date (November 14, 2008).
(b)	As outlined in the Warrant to Purchase Agreement, dated November 14, 2008.
(c)	Expected volatility based on Regions’ historical volatility, as of November 14, 2008, over a look-back period of 10 years, commensurate with the terms of the warrant.
(d)	The risk-free rate represents the yield on 10-year U.S. Treasury Strips as of November 14, 2008.
(e)

The dividend yield assumption was calculated based on a weighting of 30% on management’s dividend yield expectations for the next 3 years and a weighting of 70% on Regions’ average dividend yield over the 10 years prior to the valuation date.

The fair value allocation of the $3.5 billion between the preferred shares and the warrant resulted in $3.304 billion allocated to the preferred shares and $196 million allocated to the warrant. Accrued dividends on the preferred shares reduced retained earnings by $44 million and $42 million during the first three months of 2010 and 2009, respectively. The unamortized discount on the preferred shares at March 31, 2010 was $149 million and $157 million at December 31, 2009. Discount accretion on the preferred shares reduced retained earnings by $8 million and $9 million during the first quarter of 2010 and 2009, respectively. Both the preferred securities and the warrant are accounted for as components of Regions’ regulatory Tier 1 Capital.

On May 20, 2009 the Company issued 287,500 shares of mandatory convertible preferred stock, Series B (“Series B shares”), generating net proceeds of approximately $278 million. Regions will pay annual dividends at a rate of 10% per share on the initial liquidation preference of $1,000.00 per share. Series B shares may be converted into common shares: 1) at December 15, 2010 (the “mandatory conversion date”); 2) prior to December 15, 2010 at the option of the holder; 3) upon occurrence of certain changes in ownership as defined in the offering documents; or 4) prior to December 15, 2010 at the option of the Company. At the mandatory conversion date, the Series B shares are subject to conversion into shares of Regions’ common stock with a per share conversion rate of not more than approximately 250 shares of common stock and not less than approximately 227 shares of common stock dependent upon the applicable market price, subject to anti-dilution adjustments. The Series B shares are not redeemable and rank senior to common stock and to each other class of capital stock established in the future, and on parity with the Series A preferred stock previously issued to the U.S. Treasury. If converted at March 31, 2010, approximately 61 million shares of Regions’ common stock would have been issued. In November 2009, a single investor converted approximately 20,000 Series B shares to common shares as allowed under the original transaction documents. Accrued dividends on the Series B shares reduced retained earnings by $7 million for the first three months of 2010. See Note 13 “Subsequent Events” to the consolidated financial statements for discussion of early conversion of the Series B shares subsequent to the balance sheet date.

On May 20, 2009, the Company announced a public equity offering and issued 460 million shares of common stock at $4 per share, generating proceeds of $1.8 billion, net of issuance costs.

In addition to the offerings mentioned above, the Company also exchanged approximately 33 million common shares for $202 million of outstanding 6.625% trust preferred securities issued by Regions Financing Trust II (“the Trust”) in the second quarter of 2009. The trust preferred securities were exchanged for junior subordinated notes issued by the Company to the Trust. The Company recognized a pre-tax gain of approximately $61 million on the extinguishment of the junior subordinated notes. The increase in stockholders’ equity related to the debt for common share exchange was approximately $135 million, net of issuance costs.

At March 31, 2010, Regions had 23.1 million common shares available for repurchase through open market transactions under an existing share repurchase authorization. There were no treasury stock purchases through open market transactions during the first three months of 2010. The Company’s ability to repurchase its common stock is limited by the terms of the CPP mentioned above.

The Board of Directors declared a $0.01 cash dividend for the first quarter of 2010, compared to $0.10 for the first quarter of 2009. Regions does not expect to increase its quarterly dividend above $0.01 for the foreseeable future.

Comprehensive income (loss) is the total of net income (loss) and all other non-owner changes in equity. Items are recognized as components of comprehensive income (loss) and are displayed in the consolidated statements of changes in stockholders’ equity. In the calculation of comprehensive income (loss), certain reclassification adjustments are made to avoid double-counting items that are displayed as part of net income (loss) for a period that also had been displayed as part of other comprehensive income (loss) in that period or earlier periods.

The following disclosure reflects the components of comprehensive income (loss) and any associated reclassification amounts:

	Three Months Ended March 31, 2010
	Before Tax	Tax Effect	Net of Tax
	(In millions)
Net income (loss)	$(357)	$161	$(196)
Net unrealized holding gains and losses on securities available for sale arising during the period	106	(39)	67
Less: reclassification adjustments for net securities gains realized in net income (loss)	59	(21)	38

Net change in unrealized gains and losses on securities available for sale	47	(18)	29
Net unrealized holding gains and losses on derivatives arising during the period	34	(13)	21
Less: reclassification adjustments for net gains realized in net income (loss)	63	(24)	39

Net change in unrealized gains and losses on derivative instruments	(29)	11	(18)
Net actuarial gains and losses arising during the period	17	(7)	10
Less: amortization of actuarial loss and prior service credit realized in net income (loss)	11	(4)	7

Net change from defined benefit plans	6	(3)	3

Comprehensive income (loss)	$(333)	$151	$(182)

	Three Months Ended March 31, 2009
	Before Tax	Tax Effect	Net of Tax
	(In millions)
Net income	$392	$(315)	$77
Net unrealized holding gains and losses on securities available for sale arising during the period	134	(48)	86
Less: reclassification adjustments for net securities gains realized in net income	53	(19)	34

Net change in unrealized gains and losses on securities available for sale	81	(29)	52
Net unrealized holding gains and losses on derivatives arising during the period	39	(15)	24
Less: reclassification adjustments for net gains realized in net income	95	(36)	59

Net change in unrealized gains and losses on derivative instruments	(56)	21	(35)
Net actuarial gains and losses arising during the period	9	(3)	6
Less: amortization of actuarial loss and prior service credit realized in net income	11	(4)	7

Net change from defined benefit plans	(2)	1	(1)

Comprehensive income	$415	$(322)	$93

NOTE 4—Pension and Other Postretirement Benefits

Net periodic pension and other postretirement benefits cost included the following components:

	For The Three Months Ended March 31
	Pension		Other Postretirement Benefits
	2010	2009	2010	2009
	(In millions)
Service cost	$9	$1	$—	$—
Interest cost	23	22	1	—
Expected return on plan assets	(25)	(22)	—	—
Amortization of actuarial loss	11	11	—	—

	$18	$12	$1	$—

During 2009, participant accruals of service in the Regions Financial Corporation Retirement Plan and the Company’s current active non-qualified supplemental retirement plan (the “SERP”) were temporarily suspended resulting in a reduction in service cost. Effective January 1, 2010, the benefit accruals were reinstated for pension plan and SERP participants.

Matching contributions in the 401(K) plan were temporarily suspended beginning in the second quarter of 2009. Effective January 1, 2010, Regions restored matching contributions to the 401(K) plan to pre-existing levels.

NOTE 5—Securities

The amortized cost, gross unrealized gains and losses, and estimated fair value of securities available for sale and securities held to maturity are as follows:

March 31, 2010	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Securities available for sale:
U.S. Treasury securities	$55	$4	$—	$59
Federal agency securities	44	1	—	45
Obligations of states and political subdivisions	46	—	—	46
Mortgage-backed securities:
Residential agency	22,396	486	(24)	22,858
Residential non-agency	23	3	—	26
Commercial agency	19	2	—	21
Other debt securities	26	—	(3)	23
Equity securities	1,128	13	—	1,141

	$23,737	$509	$(27)	$24,219

Securities held to maturity:
U.S. Treasury securities	$7	$—	$—	$7
Federal agency securities	6	1	—	7
Mortgage-backed securities:
Residential agency	15	—	—	15
Other debt securities	2	—	—	2

	$30	$1	$—	$31

December 31, 2009	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Securities available for sale:
U.S. Treasury securities	$46	$4	$—	$50
Federal agency securities	44	1	—	45
Obligations of states and political subdivisions	70	—	—	70
Mortgage-backed securities:
Residential agency	22,271	474	(61)	22,684
Residential non-agency	33	3	—	36
Commercial agency	20	1	—	21
Other debt securities	22	—	(3)	19
Equity securities	1,132	12	—	1,144

	$23,638	$495	$(64)	$24,069

Securities held to maturity:
U.S. Treasury securities	$7	$—	$—	$7
Federal agency securities	6	—	—	6
Mortgage-backed securities:
Residential agency	16	—	—	16
Other debt securities	2	—	—	2

	$31	$—	$—	$31

Regions evaluates securities in a loss position for other-than-temporary impairment, considering such factors as the length of time and the extent to which the market value has been below cost, the credit standing of the issuer, Regions’ intent to hold the security and the likelihood that the Company will hold the security until its market value recovers. Activity related to the credit loss component of other-than-temporary impairment is recognized in earnings. For debt securities, the portion of other-than-temporary impairment related to all other factors is recognized in other comprehensive income. For the three months ended March 31, 2010, Regions recorded a credit related impairment charge of approximately $1 million. There were no non-credit related impairment charges recorded during the three months ended March 31, 2010.

The following tables present unrealized loss and estimated fair value of securities available for sale at March 31, 2010 and December 31, 2009. These securities are segregated between investments that have been in a continuous unrealized loss position for less than twelve months and twelve months or more.

	Less Than Twelve Months		Twelve Months or More		Total
March 31, 2010	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In millions)
Mortgage-backed securities:
Residential agency	$4,475	$(22)	$143	$(2)	$4,618	$(24)
Other debt securities	—	—	7	(3)	7	(3)

	$4,475	$(22)	$150	$(5)	$4,625	$(27)

	Less Than Twelve Months		Twelve Months or More		Total
December 31, 2009	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In millions)
Mortgage-backed securities:
Residential agency	$6,686	$(61)	$—	$—	$6,686	$(61)
Other debt securities	—	—	8	(3)	8	(3)

	$6,686	$(61)	$8	$(3)	$6,694	$(64)

The gross unrealized loss on debt securities held to maturity was less than $1 million at March 31, 2010 and December 31, 2009.

For securities included in the tables above, management does not believe that any of the 127 securities and 151 securities at March 31, 2010 and December 31, 2009, respectively, in an individual loss position represented an other-than-temporary impairment as of those dates.

The cost and estimated fair value of securities available for sale and securities held to maturity at March 31, 2010, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Cost	Estimated Fair Value
	(In millions)
Securities available for sale:
Due in one year or less	$35	$35
Due after one year through five years	69	74
Due after five years through ten years	9	10
Due after ten years	58	54
Mortgage-backed securities:
Residential agency	22,396	22,858
Residential non-agency	23	26
Commercial agency	19	21
Equity securities	1,128	1,141

	$23,737	$24,219

Securities held to maturity:
Due in one year or less	$5	$5
Due after one year through five years	7	8
Due after five years through ten years	3	3
Mortgage-backed securities:
Residential agency	15	15

	$30	$31

Proceeds from sales of securities available for sale in the first three months of 2010 were $1.4 billion, with gross realized gains and losses of $82 million and $23 million, respectively. Proceeds from sales of securities available for sale in the first three months of 2009 were $0.8 billion, with gross realized gains and losses of $53 million and $0 million, respectively. The cost of securities sold is based on the specific identification method.

Equity securities included $492 million and $473 million of amortized cost related to Federal Reserve Bank stock and Federal Home Loan Bank (“FHLB”) stock as of March 31, 2010 and $492 million and $533 million of amortized cost related to Federal Reserve Bank stock and FHLB stock as of December 31, 2009. The estimated fair value of both the Federal Reserve Bank and FHLB stock approximates their carrying amounts.

Securities with carrying values of $15.3 billion and $12.4 billion at March 31, 2010 and December 31, 2009, respectively, were pledged to secure public funds, trust deposits and certain borrowing arrangements.

Trading account net gains totaled $14 million for the three months ended March 31, 2010 and trading account net losses totaled $5 million for the three months ended March 31, 2009 (including $16 million of net unrealized gains and $18 million of net unrealized losses for the three months ended March 31, 2010 and 2009, respectively).

NOTE 6—Business Segment Information

Regions’ segment information is presented based on Regions’ key segments of business. Each segment is a strategic business unit that serves specific needs of Regions’ customers. The Company’s primary segment is Banking/Treasury, which represents the Company’s branch network, including consumer and commercial banking functions, and has separate management that is responsible for the operation of that business unit. This segment also includes the Company’s Treasury function, including the Company’s securities portfolio and other wholesale funding activities.

In addition to Banking/Treasury, Regions has designated as distinct reportable segments the activity of its Investment Banking/Brokerage/Trust and Insurance divisions. Investment Banking/Brokerage/Trust includes trust activities and all brokerage and investment activities associated with Morgan Keegan. Insurance includes all business associated with commercial insurance and credit life products sold to consumer customers.

The following tables present financial information for each reportable segment for the period indicated.

	Banking/ Treasury	Investment Banking/ Brokerage/ Trust	Insurance	Total Company
Three months ended March 31, 2010	(In millions)
Net interest income	$816	$14	$1	$831
Provision for loan losses	770	—	—	770
Non-interest income	488	297	27	812
Non-interest expense	936	272	22	1,230
Income taxes	(177)	14	2	(161)

Net income (loss)	$(225)	$25	$4	$(196)

Average assets	$134,003	$5,055	$507	$139,565

	Banking/ Treasury	Investment Banking/ Brokerage/ Trust	Insurance	Total Company
Three months ended March 31, 2009	(In millions)
Net interest income	$792	$16	$1	$809
Provision for loan losses	425	—	—	425
Non-interest income	784	253	29	1,066
Non-interest expense	787	248	23	1,058
Income taxes	305	8	2	315

Net income	$59	$13	$5	$77

Average assets	$139,534	$3,549	$480	$143,563

NOTE 7—Goodwill

Goodwill allocated to each reportable segment as of March 31, 2010, December, 31, 2009, and March 31, 2009 is presented as follows:

	March 31 2010	December 31 2009	March 31 2009
	(In millions)
Banking/Treasury	$4,691	$4,691	$4,691
Investment Banking/Brokerage/Trust	745	745	740
Insurance	123	121	120

Total goodwill	$5,559	$5,557	$5,551

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

During the first quarter of 2010, Regions assessed the indicators of goodwill impairment as of February 28, 2010, and through the date of the filing of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010. The indicators assessed included:

•	Recent operating performance,

•	Changes in market capitalization,

•	Regulatory actions and assessments,

•	Changes in the business climate (including legal factors and competition),

•	Company-specific factors (including changes in key personnel, asset impairments, and business dispositions), and

•	Trends in the banking industry.

Based on the assessment of the indicators above, quantitative testing of goodwill was required for the Banking/Treasury, Investment Banking/ Brokerage/Trust, and Insurance reporting units for the March 31, 2010 interim period.

For purposes of performing Step One of the goodwill impairment test, Regions uses both the income and market approaches to value its reporting units. The income approach, which is the primary valuation approach, consists of discounting projected long-term future cash flows, which are derived from internal forecasts and economic expectations for the respective reporting units. The projected future cash flows are discounted using cost of capital metrics for Regions’ peer group or a build-up approach (such as the capital asset pricing model) applicable to each reporting unit. The significant inputs to the income approach include expected future cash flows, the long-term target tangible equity to tangible assets ratio, and the discount rate, which is determined in the build-up approach using the risk-free rate of return, adjusted equity beta, equity risk premium, and a company-specific risk factor. The company-specific risk factor is used to address the uncertainty of growth estimates and earnings projections of management.

Regions uses the public company method and the transaction method as the two market approaches. The public company method applies a value multiplier derived from each reporting unit’s peer group to a financial metric of the reporting unit (e.g. tangible common equity or last twelve months net income) and an implied control premium to the respective reporting unit. The control premium is evaluated and compared to similar financial services transactions. The transaction method applies a value multiplier to a financial metric of the reporting unit based on comparable observed purchase transactions in the financial services industry for the reporting unit (where available).

Regions uses the output from these approaches to determine the estimated fair value of each reporting unit. Below is a table of assumptions used in estimating the fair value of each reporting unit for the March 31, 2010 interim period. The table includes the discount rate used in the income approach, the market multiplier used in the market approaches, and the public company method control premium applied to all reporting units.

As of March 31, 2010	Banking/ Treasury	Investment Banking/ Brokerage/ Trust	Insurance
Discount rate used in income approach	16%	13%	13%
Public company method market multiplier(a)	0.8x	1.8x	21.0x
Public company method control premium	30%	30%	30%
Transaction method market multiplier(b)	0.9x	2.2x	n/a

(a)

For the Banking/Treasury and Investment Banking/Brokerage/Trust reporting units, these multipliers are applied to tangible common book value. For the Insurance reporting unit, this multiplier is applied to the last twelve months of net income.

(b)	For the Banking/Treasury and Investment Banking/Brokerage/Trust reporting units, these multipliers are applied to tangible common book value.

The Step One analyses performed for the Investment Banking/Brokerage/Trust and Insurance reporting units during the first quarter of 2010 indicated that the estimated fair values of the reporting units exceeded their carrying values (including goodwill). Therefore, a Step Two analysis was not required for these reporting units.

The Step One analysis performed for the Banking/Treasury reporting unit during the first quarter of 2010 indicated that the carrying value (including goodwill) of the reporting unit exceeded its estimated fair value. Therefore, Step Two was performed for the Banking/Treasury reporting unit as discussed below.

For purposes of performing Step Two of the goodwill impairment test, Regions compared the implied estimated fair value of the Banking/Treasury reporting unit goodwill with the carrying amount of that goodwill. In order to determine the implied estimated fair value, a full purchase price allocation was performed in the same manner as if a business combination had occurred. As part of the Step Two analysis, Regions estimated the fair value of all of the assets and liabilities of the reporting unit, including unrecognized assets and liabilities. The fair values of certain material financial assets and liabilities and the valuation methodologies are discussed in Note 10, Fair Value Measurements. Based on the results of the Step Two analysis performed, Regions concluded the Banking/Treasury reporting unit’s goodwill was not impaired for the March 31, 2010 interim period.

NOTE 8—Loan Servicing

The fair value of mortgage servicing rights is calculated using various assumptions including future cash flows, market discount rates, expected prepayment rates, servicing costs and other factors. A significant change in prepayments of mortgages in the servicing portfolio could result in significant changes in the valuation adjustments, thus creating potential volatility in the carrying amount of mortgage servicing rights. Regions uses various derivative instruments and trading securities to mitigate the effect of changes in the fair value of its mortgage servicing rights in the statement of operations. During the three months ended March 31, 2010, Regions recognized a $23 million net gain associated with changes in mortgage servicing rights and related derivatives which is included in several line items in the statement of operations: $3 million is included in interest income, $4 million is included in brokerage, investment banking and capital markets income, and $16 million is included in mortgage income. During the three months ended March 31, 2009, Regions recognized a net $1 million loss associated with changes in mortgage servicing rights and related derivatives, which is included in mortgage income. Beginning in the third quarter of 2009, Regions began using an option-adjusted spread (OAS) valuation approach. The OAS represents the additional spread over the swap rate that is required in order for the asset’s discounted cash flows to equal its market price. An analysis of the OAS and its sensitivity to rate fluctuations is presented below.

The table below presents an analysis of mortgage servicing rights for the three months ended March 31, 2010 and 2009, under the fair value measurement method:

	Three Months Ended March 31
	2010	2009
	(In millions)
Carrying value, beginning of period	$247	$161
Additions	17	19
Increase (decrease) in fair value:
Due to change in valuation inputs or assumptions	11	(9)
Other changes(1)	(5)	(10)

Carrying value, end of period	$270	$161

(1)	Represents economic amortization associated with borrower repayments.

Data and assumptions used in the fair value calculation related to residential mortgage servicing rights (excluding related derivative instruments) as of March 31, 2010 and 2009 are as follows (dollars in millions):

	March 31
	2010	2009
Unpaid principal balance	$23,469	$22,341
Weighted-average prepayment speed (CPR; percentage)	12.2%	37.3%
Estimated impact on fair value of a 10% increase	$(12)	$(9)
Estimated impact on fair value of a 20% increase	$(23)	$(18)
Option-adjusted spread (basis points)	576	(NA )
Estimated impact on fair value of a 10% increase	$(6)	(NA )
Estimated impact on fair value of a 20% increase	$(11)	(NA )
Weighted-average coupon interest rate	5.74%	6.06%
Weighted-average remaining maturity (months)	288	278
Weighted-average servicing fee (basis points)	28.9	28.8

(NA)	Regions adopted the option-adjusted spread valuation approach during the third quarter of 2009.

The decrease in the weighted-average prepayment speed assumption from March 31, 2009 to March 31, 2010 was driven by the impact of historically low interest rates on prepayments. At March 31, 2009, low market interest rates led to a higher level of refinancing activity and higher prepayment speeds. Refinancing activity at March 31, 2010 was lower, impacting the prepayment speed assumption.

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

Interest rate swaps are agreements to exchange interest payments based upon notional amounts. Interest rate swaps subject Regions to market risk associated with changes in interest rates, as well as the credit risk that the counterparty will fail to perform. Option contracts involve rights to buy or sell financial instruments on a specified date or over a period at a specified price. These rights do not have to be exercised. Some option contracts, such as interest rate floors, involve the exchange of cash based on changes in specified indices. Interest rate floors are contracts to hedge interest rate declines based on a notional amount. Interest rate floors subject Regions to market risk associated with changes in interest rates, as well as the credit risk that the counterparty will fail to perform. Forward rate contracts are commitments to buy or sell financial instruments at a future date at a specified price or yield. Regions primarily enters into forward rate contracts on market instruments, which expose Regions to market risk associated with changes in the value of the underlying financial instrument, as well as the credit risk that the counterparty will fail to perform. Eurodollar futures are futures contracts on Eurodollar deposits. Eurodollar futures subject Regions to market risk associated with changes in interest rates. Because futures contracts are cash settled daily, there is minimal credit risk associated with Eurodollar futures.

The following tables present the fair value of derivative instruments on a gross basis as of March 31, 2010 and December 31, 2009, respectively:

March 31, 2010
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In millions)
Derivatives designated as hedging instruments
Interest rate swaps	Other assets	$367	Other liabilities	$2
Interest rate options	Other assets	43	Other liabilities	—
Eurodollar futures (1)	Other assets	—	Other liabilities	—

Total derivatives designated as hedging instruments		$410		$2

Derivatives not designated as hedging instruments
Interest rate swaps	Other assets	$1,488	Other liabilities	$1,497
Interest rate options	Other assets	45	Other liabilities	24
Interest rate futures and forward commitments	Other assets	3	Other liabilities	7
Other contracts	Other assets	24	Other liabilities	23

Total derivatives not designated as hedging instruments		$1,560		$1,551

Total derivatives		$1,970		$1,553

(1)	Changes in fair value are cash-settled daily; therefore there is no ending balance at any given reporting period.

December 31, 2009
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In millions)
Derivatives designated as hedging instruments
Interest rate swaps	Other assets	$390	Other liabilities	$22
Interest rate options	Other assets	52	Other liabilities	—
Eurodollar futures (1)	Other assets	—	Other liabilities	—

Total derivatives designated as hedging instruments		$442		$22

Derivatives not designated as hedging instruments
Interest rate swaps	Other assets	$1,518	Other liabilities	$1,505
Interest rate options	Other assets	26	Other liabilities	33
Interest rate futures and forward commitments	Other assets	13	Other liabilities	—
Other contracts	Other assets	20	Other liabilities	19

Total derivatives not designated as hedging instruments		$1,577		$1,557

Total derivatives		$2,019		$1,579

(1)	Changes in fair value are cash-settled daily; therefore there is no ending balance at any given reporting period.

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

The following tables present the effect of derivative instruments on the statement of operations for the three months ended March 31, 2010 and 2009, respectively:

March 31, 2010
Derivatives in Fair Value Hedging Relationships	Location of Gain(Loss) Recognized in Income on Derivatives	Amount of Gain(Loss) Recognized in Income on Derivatives	Hedged Items in Fair Value Hedge Relationships	Location of Gain(Loss) Recognized in Income on Related Hedged Item	Amount of Gain(Loss) Recognized in Income on Related Hedged Item
(In millions)
Interest rate swaps	Other non-interest expense	$ 52	Debt/CDs	Other non-interest expense	$ (67)
Interest rate swaps	Interest expense	60	Debt	Interest expense	1

Total		$ 112			$ (66)

Derivatives in Cash Flow Hedging Relationships	Amount of Gain(Loss) Recognized in OCI on Derivatives (Effective Portion) (1)	Location of Gain(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain(Loss) Reclassified from Accumulated OCI into Income (Effective Portion) (2)	Location of Gain(Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain(Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing) (2)
(In millions)
Interest rate swaps	$ (14)	Interest income on loans	$ 48	Other non-interest expense	$ 1
Forward starting swaps	(10)	Interest expense on debt	—	Other non-interest expense	—
Interest rate options	(3)	Interest income on loans	11	Interest income on loans	—
Eurodollar futures	15	Interest income on loans	3	Other non-interest expense	(4)

Total	$ (12)		$ 62		$ (3)

(1)	After-tax
(2)	Pre-tax

March 31, 2009
Derivatives in Fair Value Hedging Relationships	Location of Gain(Loss) Recognized in Income on Derivatives	Amount of Gain(Loss) Recognized in Income on Derivatives	Hedged Items in Fair Value Hedge Relationships	Location of Gain(Loss) Recognized in Income on Related Hedged Item	Amount of Gain(Loss) Recognized in Income on Related Hedged Item
(In millions)
Interest rate swaps	Other non-interest expense	$(5)	Debt	Other non-interest expense	$5
Interest rate swaps	Interest expense	34	Debt	Interest expense	1

Total		$29			$6

Derivatives in Cash Flow Hedging Relationships	Amount of Gain(Loss) Recognized in OCI on Derivatives (Effective Portion) (1)	Location of Gain(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain(Loss) Reclassified from Accumulated OCI into Income (Effective Portion) (2)	Location of Gain(Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain(Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing) (2)
(In millions)
Interest rate swaps	$(17)	Interest income on loans	$64	Other non-interest expense	$—
Interest rate options	(9)	Interest income on loans	33	Interest income on loans	(4)
Eurodollar futures	(3)	Interest income on loans	2	Other non-interest expense	—

Total	$(29)		$99		$(4)

(1)	After-tax
(2)	Pre-tax

FAIR VALUE HEDGES

Fair value hedge relationships mitigate exposure to the change in fair value of an asset, liability or firm commitment. Under the fair value hedging model, gains or losses attributable to the change in fair value of the derivative instrument, as well as the gains and losses attributable to the change in fair value of the hedged item, are recognized in earnings in the period in which the change in fair value occurs. The corresponding adjustment to the hedged asset or liability is included in the basis of the hedged item, while the corresponding change in the fair value of the derivative instrument is recorded as an adjustment to other assets or other liabilities, as applicable. Hedge ineffectiveness exists to the extent the changes in fair value of the derivative do not offset the changes in fair value of the hedged item and is recorded as other non-interest expense.

Regions enters into interest rate swap agreements to manage interest rate exposure on the Company’s fixed-rate borrowings, which includes long-term debt and certificates of deposit. These agreements involve the receipt of fixed-rate amounts in exchange for floating-rate interest payments over the life of the agreements. As of March 31, 2010 and December 31, 2009, the total notional amount of the Company’s interest rate swaps designated in fair value hedges was $10.2 billion and $10.3 billion, respectively.

CASH FLOW HEDGES

Cash flow hedge relationships mitigate exposure to the variability of future cash flows or other forecasted transactions. For cash flow hedge relationships, the effective portion of the gain or loss related to the derivative instrument is recognized as a component of other comprehensive income. Ineffectiveness is measured by comparing the change in fair value of the respective derivative instrument and the change in fair value of a “perfectly effective” hypothetical derivative instrument. Ineffectiveness will be recognized in earnings only if it results from an over hedge. The ineffective portion of the gain or loss related to the derivative instrument, if any, is recognized in earnings as other non-interest expense during the period of change. Amounts recorded in other comprehensive income are recognized in earnings in the period or periods during which the hedged item impacts earnings.

Regions enters into interest rate swap agreements to manage overall cash flow changes related to interest rate risk exposure on LIBOR-based loans. The agreements effectively modify the Company’s exposure to interest rate risk by utilizing receive fixed/pay LIBOR interest rate swaps. As of both March 31, 2010 and December 31, 2009, the total notional amount of the Company’s interest rate swaps hedging cash flows on LIBOR loans was $4.3 billion.

Regions issues long-term fixed-rate debt for various funding needs. Regions enters into receive LIBOR/pay-fixed forward starting swaps to hedge risks of changes in the projected quarterly interest payments attributable to changes in the benchmark interest rate (LIBOR) during the time leading up to the probable issuance date of the new long term fixed-rate debt. As of both March 31, 2010 and December 31, 2009, the total notional amount of the Company’s forward-starting swaps was $1.0 billion.

Regions enters into interest rate option contracts to protect cash flows through the maturity date of the hedging instrument on designated one-month LIBOR floating-rate loans from adverse extreme market interest rate changes. As of both March 31, 2010 and December 31, 2009, the total notional amount of the Company’s interest rate options was $2.0 billion.

Regions purchases Eurodollar futures to hedge the variability in future cash flows based on forecasted resets of one-month LIBOR-based floating rate loans due to changes in the benchmark interest rate. As of both March 31, 2010 and December 31, 2009, the total notional amount of the Company’s Eurodollar futures was $30.2 billion.

Regions realized an after-tax benefit of $8 million and $20 million in accumulated other comprehensive income at March 31, 2010 and 2009, respectively, related to terminated cash flow hedges of loan and debt instruments which will be amortized into earnings in conjunction with the recognition of interest payments through 2012. Regions recognized pre-tax income of $9 million during the first three months of both 2010 and 2009 related to the amortization of terminated cash flow hedges of loan and debt instruments.

Regions expects to reclassify out of other comprehensive income and into earnings approximately $183 million in pre-tax income due to the receipt of interest payments on all cash flow hedges within the next twelve months. Of this amount, $10 million relates to the amortization of discontinued cash flow hedges. The maximum length of time over which Regions is hedging its exposure to the variability in future cash flows for forecasted transactions is approximately two years as of March 31, 2010.

TRADING DERIVATIVES

Derivative contracts that do not qualify for hedge accounting are classified as trading with gains and losses related to the change in fair value recognized in earnings during the period.

The Company maintains a derivatives trading portfolio of interest rate swaps, option contracts, and futures and forward commitments used to meet the needs of its customers. The portfolio is used to generate trading profit and to help clients manage market risk. The Company is subject to the credit risk that a counterparty will fail to perform. The Company is also subject to market risk, which is monitored by the asset/liability management function and evaluated by the Company. Separate derivative contracts are entered into to reduce overall market exposure to pre-defined limits. The contracts in this portfolio do not qualify for hedge accounting and are marked-to-market through earnings and included in other assets and other liabilities. As of March 31, 2010 and 2009, the total absolute notional amount of the Company’s derivatives trading portfolio was $64.9 billion and $67.3 billion, respectively.

In the normal course of business, Morgan Keegan enters into underwriting and forward and future commitments on U.S. Government and municipal securities. As of March 31, 2010 and 2009, the contractual amounts of forward and future commitments was approximately $56 million and $8 million, respectively. The brokerage subsidiary typically settles its position by entering into equal but opposite contracts and, as such, the contract amounts do not necessarily represent future cash requirements. Settlement of the transactions relating to such commitments is not expected to have a material effect on the subsidiary’s financial position. Transactions involving future settlement give rise to market risk, which represents the potential loss that can be caused by a change in the market value of a particular financial instrument. The exposure to market risk is determined by a number of factors, including size, composition and diversification of positions held, the absolute and relative levels of interest rates, and market volatility.

Regions enters into interest rate lock commitments, which are commitments to originate mortgage loans whereby the interest rate on the loan is determined prior to funding and the customers have locked into that interest rate. Fair value is based on fees currently charged to enter into similar agreements and, for fixed-rate commitments, considers the difference between current levels of interest rates and the committed rates. As of March 31, 2010 and 2009, Regions had $534 million and $1.4 billion, respectively, in notional amounts of rate lock commitments. Regions manages market risk on interest rate lock commitments and mortgage loans held for sale with corresponding forward sale commitments, which are recorded at fair value with changes in fair value recorded in mortgage income. As of March 31, 2010 and 2009, Regions had $979 million and $2.5 billion, respectively, in absolute notional amounts related to these forward rate commitments.

On January 1, 2009, Regions made an election to account for mortgage servicing rights at fair market value with any changes to fair value being recorded within mortgage income. Concurrent with the election to use the fair value measurement method, Regions began using various derivative instruments to mitigate the income statement effect of changes in the fair value of its mortgage servicing rights. Regions continues to use derivatives such as forward rate commitments, swaptions, and futures contracts to mitigate these fair value changes. Regions has and may prospectively use trading securities to mitigate these changes. As of March 31, 2010 and 2009, the total notional amount related to these swaptions, forward rate commitments and futures contracts was $3.6 billion and $2.1 billion, respectively.

The following tables present information for derivatives not designated as hedging instruments in the statement of operations for the three months ended March 31, 2010 and 2009, respectively:

March 31, 2010
Derivatives Not Designated as Hedging Instruments	Location of Gain(Loss) Recognized in Income on Derivatives	Amount of Gain(Loss) Recognized in Income on Derivatives

		(In millions)
Interest rate swaps	Brokerage income	$(7)
Interest rate options	Brokerage income	1
Interest rate options	Mortgage income	(18)
Interest rate futures and forward commitments	Brokerage income	(2)
Interest rate futures and forward commitments	Mortgage income	24
Other contracts	Brokerage income	—

		$(2)

March 31, 2009
Derivatives Not Designated as Hedging Instruments	Location of Gain(Loss) Recognized in Income on Derivatives	Amount of Gain(Loss) Recognized in Income on Derivatives

		(In millions)
Interest rate swaps	Brokerage income	$43
Interest rate options	Brokerage income	(37)
Interest rate options	Mortgage income	17
Interest rate futures and forward commitments	Brokerage income	(1)
Interest rate futures and forward commitments	Mortgage income	(6)
Other contracts	Brokerage income	1

		$17

Credit risk, defined as all positive exposures not collateralized with cash or other liquid assets, at March 31, 2010 and 2009, totaled approximately $1.0 billion and $1.5 billion, respectively. This amount represents the net credit risk on all trading and other derivative positions held by Regions.

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

Regions’ maximum potential amount of future payments under these contracts is approximately $44 million. This scenario would only occur if variable interest rates were at zero percent and all counterparties defaulted with zero recovery. The fair value of sold protection at March 31, 2010 and 2009 was immaterial. In transactions where Regions has sold credit protection, recourse to collateral associated with the original swap transaction is available to offset some or all of Regions’ obligation.

CONTINGENT FEATURES

Certain Regions’ derivative instruments contain provisions that require Regions’ debt to maintain an investment grade credit rating from each of the major credit rating agencies. If Regions’ debt were to fall below investment grade, it would be in violation of these provisions, and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position on March 31, 2010 and December 31, 2009, was $402 million and $347 million, respectively, for which Regions had posted collateral of $391 million and $336 million, respectively, in the normal course of business. If the credit-risk-related contingent features underlying these agreements were triggered on March 31, 2010, and December 31, 2009, Regions would be required to post an additional $10 million and $11 million of collateral to its counterparties.

NOTE 10—Fair Value Measurements

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

ITEMS MEASURED AT FAIR VALUE ON A RECURRING BASIS

Trading account assets (net of certain short-term borrowings), securities available for sale, mortgage loans held for sale, mortgage servicing rights and derivatives were recorded at fair value on a recurring basis during 2010 and 2009. Below is a description of valuation methodologies for these assets and liabilities:

Trading account assets, net and securities available for sale primarily consist of U.S. Treasuries, obligations of states and political subdivisions, mortgage-backed securities (including agency securities), and equity securities. Trading account assets are presented net of short-sale liabilities which are valued based on the fair value of the underlying securities.

•

U.S. Treasuries and mortgage-backed securities are valued primarily using data from third-party pricing services for similar securities as applicable. Pricing from these third party services is generally based on quoted market prices of similar instruments (including matrix pricing); these valuations are Level 2 measurements.

•

Obligations of states and political subdivisions are generally based on data from third party pricing services for similar securities (Level 2 measurements as described above). Where such comparable data is not available, the Company develops valuations based on assumptions that are not readily observable in the market place; these valuations are Level 3 measurements. For example, auction-rate securities fall into this category; for these instruments, internal pricing models assume converting the securities into fixed-rate debt securities with similar credit ratings and maturity dates based on management’s estimates of the term of the securities. Assumed terms generally fall within a range of one to four years.

•	Equity securities are valued based on quoted market prices of identical assets on active exchanges; these valuations are Level 1 measurements.

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

Mortgage servicing rights consist of residential mortgage servicing rights and were valued using an option-adjusted spread valuation approach, a Level 3 measurement. See Note 8, “Loan Servicing” for additional details regarding assumptions relevant to this valuation.

Derivatives, net which primarily consist of interest rate contracts that include futures, options and swaps, are included in other assets and other liabilities (as applicable) on the consolidated balance sheets, and are presented in the tables below as a net amount. Interest rate swaps are predominantly traded in over-the-counter markets and, as such, values are determined using widely accepted discounted cash flow models, or Level 2 measurements. These discounted cash flow models use projections of future cash payments/receipts that are discounted at mid-market rates. The assumed cash flows are sourced from an assumed yield curve, which is consistent with industry standards and conventions. These valuations are adjusted for the unsecured credit risk at the reporting date, which considers collateral posted and the impact of master netting agreements. For exchange-traded options and futures contracts, values are based on quoted market prices, or Level 1 measurements. For all other options and futures contracts traded in over-the-counter markets, values are determined using discounted cash flow analyses and option pricing models based on market rates and volatilities, or Level 2 measurements. Interest rate lock commitments on loans intended for sale, treasury locks and credit derivatives are valued using option pricing models that incorporate significant unobservable inputs, and therefore are Level 3 measurements.

Regions rarely transfers assets and liabilities measured at fair value between Level 1 and Level 2 measurements. There were no such transfers during the three months ended March 31, 2010 or 2009. Trading account assets are periodically transferred to or from Level 3 valuation based on management’s conclusion regarding the best method for pricing for an individual security. Such transfers are accounted for as if they occur at the beginning of a reporting period.

New accounting literature effective for 2010 financial reporting requires more granular levels of disclosure for fair value measurements. The new guidance does not require any changes to presentation of prior periods. The following tables present assets and liabilities measured at fair value on a recurring basis as of March 31, 2010 and 2009, respectively:

March 31, 2010	Level 1	Level 2	Level 3	Fair Value
	(In millions)
Trading account assets, net(1)
U.S. Treasury securities	$—	$(139)	$—	$(139)
Obligations of states and political subdivisions	—	186	170	356
Mortgage-backed securities:				—
Residential agency	—	195	—	195
Residential non-agency	—	1	—	1
Commercial agency	—	—	66	66
Other securities	161	97	2	260
Equity securities	185	—	—	185

Total trading account assets, net(1)	$346	$340	$238	$924

Securities available for sale
U.S. Treasury securities	59	—	—	59
Federal agency securities	26	19	—	45
Obligations of states and political subdivisions	—	29	17	46
Mortgage-backed securities:
Residential agency	—	22,858	—	22,858
Residential non-agency	—	—	26	26
Commercial agency	—	21	—	21
Other debt securities	—	23	—	23
Equity securities	1,141	—	—	1,141

Total securities available for sale	$1,226	$22,950	$43	$24,219

Mortgage loans held for sale	$—	$549	$—	$549

Mortgage servicing rights	$—	$—	$270	$270

Derivatives, net(2)
Interest rate swaps	$—	$357	$—	$357
Interest rate options	—	55	—	55
Interest rate futures and forward commitments	—	(4)	8	4
Other contracts	—	1	—	1

Total derivatives, net(2)	$—	$409	$8	$417

(1)

Trading account assets are presented in the table above net of short-sale liabilities; accordingly, the total of the balances above are not in agreement with trading account assets as shown on the balance sheet.

(2)

Derivatives include approximately $910 million related to legally enforceable master netting agreements that allow the Company to settle positive and negative positions. Derivatives, net are also presented excluding cash collateral received of $120 million and cash collateral posted of $391 million with counterparties.

March 31, 2009	Level 1	Level 2	Level 3	Fair Value
	(In millions)
Trading account assets, net	$113	$444	$191	$748
Securities available for sale	1,791	19,090	89	20,970
Mortgage loans held for sale	—	1,365	—	1,365
Mortgage servicing rights	—	—	161	161
Derivatives, net(1)	—	921	30	951

(1)

Derivative assets and liabilities include approximately $1.4 billion related to legally enforceable master netting agreements that allow the Company to settle positive and negative positions. Derivative assets and liabilities are also presented excluding cash collateral received of $100 million and cash collateral posted of $427 million with counterparties.

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

The following tables illustrate a roll forward for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2010 and 2009, respectively. The tables do not reflect the change in fair value attributable to any related economic hedges the Company used to mitigate the interest rate risk associated with these assets.

Fair Value Measurements Using Significant Unobservable Inputs

Three Months Ended March 31, 2010

(Level 3 measurements only)

	Trading account assets, net (1)			Securities available for sale			Derivatives, net
	Obligations of states and political subdivisions	Commercial agency MBS	Other securities	Obligations of states and political subdivisions	Residential non-agency MBS	Mortgage servicing rights	Interest rate futures and forward commitments
	(In millions)
Beginning balance, January 1, 2010	$171	$39	$4	$17	$36	$247	$3
Total gains (losses) realized and unrealized:
Included in earnings (1)	—	—	6	—	—	6	21
Included in other comprehensive income	—	—	—	—	—	—	—
Purchases and issuances	15	379	3,573	—	—	17	—
Settlements	(16)	(362)	(3,587)	—	(10)	—	(16)
Transfers into Level 3	—	10	6	—	—	—	—

Ending balance, March 31, 2010	$170	$66	$2	$17	$26	$270	$8

(1)	Brokerage income from trading account assets, net, primarily represents gains/(losses) on disposition, which inherently includes commissions on security transactions during the period.

Fair Value Measurements Using Significant Unobservable Inputs

Three Months Ended March 31, 2009

(Level 3 measurements only)

	Trading account assets, net	Securities available for sale	Mortgage servicing rights	Derivatives, net
	(In millions)
Beginning balance, January 1, 2009	$275	$95	$161	$55
Total gains (losses) realized and unrealized:
Included in earnings (1)	1	—	(19)	3
Included in other comprehensive income	—	—	—	—
Purchases and issuances	180	—	19	—
Settlements	(202)	(6)	—	(28)
Transfers in and/or out of Level 3, net	(63)	—	—	—

Ending balance, March 31, 2009	$191	$89	$161	$30

(1)	Brokerage income from trading account assets, net, primarily represents gains/(losses) on disposition, which inherently includes commission on security transactions during the period.

The following tables detail the presentation of both realized and unrealized gains and losses recorded in earnings for Level 3 assets for the three months ended March 31, 2010 and 2009, respectively:

	Total Gains and Losses (Level 3 measurements only) Three Months Ended March 31, 2010
	Trading account assets, net (1)		Derivatives, net
	Other securities	Mortgage servicing rights	Interest rate futures and forward commitments
	(In millions)
Classifications of gains (losses) both realized and unrealized included in earnings for the period:
Brokerage, investment banking and capital markets	$6	$—	$—
Mortgage income	—	6	21

Total realized and unrealized gains and (losses)	$6	$6	$21

(1)	Brokerage income from trading account assets, net, primarily represents gains/(losses) on disposition, which inherently includes commissions on security transactions during the period.

	Total Gains and Losses (Level 3 measurements only) Three Months Ended March 31, 2009
	Trading account assets, net (1)	Mortgage servicing rights	Derivatives, net
	(In millions)
Classifications of gains (losses) both realized and unrealized included in earnings for the period:
Brokerage, investment banking and capital markets	$1	$—	$(37)
Mortgage income	—	(19)	40

Total realized and unrealized gains and (losses)	$1	$(19)	$3

(1)	Brokerage income from trading account assets, net, primarily represents gains/(losses) on disposition, which inherently includes commission on security transactions during the period.

The following tables detail the presentation of only unrealized gains and losses recorded in earnings for Level 3 assets for the three months ended March 31, 2010 and 2009, respectively:

	Three Months Ended March 31, 2010
	Mortgage servicing rights	Interest rate futures and forward commitments
	(In millions)
The amount of total gains and losses for the period, included in earnings, attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at March 31, 2010:
Mortgage income	$11	$21

Total unrealized gains and (losses)	$11	$21

	Three Months Ended March 31, 2009
	Trading account assets, net	Mortgage servicing rights	Derivatives, net
	(In millions)
The amount of total gains and losses for the period included in earnings, attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at March 31, 2009:
Brokerage, investment banking and capital markets	$—	$—	$4
Mortgage income	—	—	40

Total unrealized gains and (losses)	$—	$—	$44

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

Foreclosed property and other real estate is carried in other assets at the lower of the recorded investment in the loan or fair value less estimated costs to sell the property. The fair value for foreclosed property that is based on either observable transactions of similar instruments or formally committed sale prices is classified as a Level 2 measurement. If no formally committed sale price is available, a professional valuation is obtained. Updated valuations are obtained on at least an annual basis. Foreclosed property exceeding established dollar thresholds are valued based on appraisals. Appraisals are performed by third-parties with appropriate professional certifications and conform to generally accepted appraisal standards as evidenced by the Uniform Standards of Professional Appraisal Practice (USPAP). Regions’ policies related to appraisals conform with regulations established by the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (FIRREA) and other regulatory guidance. Professional valuations are considered Level 2 measurements because they are based largely on observable inputs.

Loans held for sale for which the fair value option has not been elected are recorded at the lower of cost or fair value and therefore are reported at fair value on a non-recurring basis. The fair values for loans held for sale that are based on formally committed loan sale prices or valuations performed using observable inputs are classified as a Level 2 measurement. If no formally committed sales price is available, a professional valuation is obtained, consistent with the process described above for foreclosed property and other real estate.

The following tables present the carrying value of those assets measured at fair value on a non-recurring basis as of March 31, 2010 and 2009, as well as the corresponding fair value adjustments.

	Carrying Value as of March 31, 2010				Fair value adjustments for the three months ended March 31, 2010
	Level 1	Level 2	Level 3	Total
	(In millions)
Loans held for sale	$—	$88	$—	$88	$(21)
Foreclosed property and other real estate	—	258	—	258	(45)

	Carrying Value as of March 31, 2009				Fair value adjustments for the three months ended March 31, 2009
	Level 1	Level 2	Level 3	Total
	(In millions)
Loans held for sale	$—	$60	$—	$60	$(31)
Foreclosed property and other real estate	—	164	—	164	(27)

FAIR VALUE OPTION

Regions elected the fair value option for residential mortgage loans held for sale originated after January 1, 2008. This election allows for a more effective offset of the changes in fair values of the loans and the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting. Regions has not elected the fair value option for other loans held for sale primarily because they are not economically hedged using derivative instruments. Fair values of mortgage loans held for sale are based on traded market prices of similar assets where available and/or discounted cash flows at market interest rates, adjusted for securitization activities that include servicing values and market conditions. At March 31, 2010 and 2009, loans held for sale for which the fair value option was elected had an aggregate fair value of $549 million and $1.4 billion, respectively, and an aggregate outstanding principal balance of $539 million and $1.3 billion, respectively, and were recorded in loans held for sale in the consolidated balance sheets. Interest income on mortgage loans held for sale is recognized based on contractual rates and is reflected in interest income on loans held for sale in the consolidated statements of operations. Net gains (losses) resulting from changes in fair value of these loans of ($2) million and $20 million was recorded in mortgage income in the consolidated statements of operations during the first quarter of 2010 and 2009, respectively. These changes in fair value are mostly offset by economic hedging activities. An immaterial portion of these amounts was attributable to changes in instrument-specific credit risk.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The methods and assumptions used by the Company in estimating fair values of financial instruments are disclosed in Regions’ Form 10-K for the year ended December 31, 2009. The carrying amounts and estimated fair values of the Company’s financial instruments as of March 31, 2010 and December 31, 2009 are as follows:

	March 31, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value (1)	Carrying Amount	Estimated Fair Value (1)
	(In millions)
Financial assets:
Cash and cash equivalents	$6,871	6,871	$8,011	$8,011
Trading account assets	1,238	1,238	3,039	3,039
Securities available for sale	24,219	24,219	24,069	24,069
Securities held to maturity	30	31	31	31
Loans held for sale	1,048	1,048	1,511	1,511
Loans (excluding leases), net of unearned income and allowance for loan losses (2), (3)	82,976	70,187	85,452	72,119
Other interest-earning assets	819	819	734	734
Derivatives, net	417	417	520	520
Financial liabilities:
Deposits	98,332	98,763	98,680	99,168
Short-term borrowings	2,684	2,684	3,668	3,668
Long-term borrowings	15,683	15,297	18,464	17,710
Loan commitments and letters of credit	176	1,014	194	1,014

(1)

Estimated fair values are consistent with an exit price concept. The assumptions used to estimate the fair values are intended to approximate those that a market participant would use in a hypothetical orderly transaction. In estimating fair value, the Company makes adjustments for interest rates, market liquidity and credit spreads as appropriate.

(2)

The estimated fair value of portfolio loans assumes sale of the notes to a third-party financial investor. Accordingly, the value to the Company if the notes were held to maturity is not reflected in the fair value estimate. In the current whole loan market, financial investors are generally requiring a much higher rate of return than the return inherent in loans if held to maturity. The fair value discount at March 31, 2010 was $12.8 billion or 15.4%. The majority of the discount represents the higher rate of return required by financial investors.

(3)	Excluded from this table is the lease carrying amount of $2.0 billion at March 31, 2010 and $2.1 billion at December 31, 2009, which approximates fair value.

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

Credit risk associated with these instruments is represented by the contractual amounts indicated in the following table:

	March 31 2010	December 31 2009	March 31 2009
	(In millions)
Unused commitments to extend credit	$31,960	$31,008	$35,697
Standby letters of credit	4,901	4,610	7,518
Commercial letter of credit	35	30	15

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

Standby letters of credit—Standby letters of credit are also issued to customers, which commit Regions to make payments on behalf of customers if certain specified future events occur. Regions has recourse against the customer for any amount required to be paid to a third party under a standby letter of credit. Historically, a large percentage of standby letters of credit expired without being funded. The contractual amount of standby letters of credit represents the maximum potential amount of future payments Regions could be required to make and represents Regions’ maximum credit risk. At March 31, 2010, December 31, 2009 and March 31, 2009, Regions had $109 million, $119 million and $116 million, respectively, of liabilities associated with standby letter of credit agreements, with related assets of $106 million, $114 million and $107 million, respectively.

Commercial letters of credit—Commercial letters of credit are issued to facilitate foreign or domestic trade transactions for customers. As a general rule, drafts will be drawn when the goods underlying the transaction are in transit.

The reserve for all of these off-balance sheet financial instruments was $66 million, $74 million and $74 million at March 31, 2010, December 31, 2009 and March 31, 2009, respectively.

LEGAL

Regions and its affiliates are subject to litigation and claims arising in the ordinary course of business. Punitive damages are routinely claimed in these cases. Regions continues to be concerned about the general trend in litigation involving large damage awards against financial service company defendants. Regions evaluates these contingencies based on information currently available, including advice of counsel and assessment of available insurance coverage. Although it is not possible to predict the ultimate resolution or financial liability with respect to these litigation contingencies, management is currently of the opinion that the outcome of pending and threatened litigation would not have a material effect on Regions’ business, consolidated financial position or results of operations, except to the extent indicated in the discussion below.

Regions and certain of its affiliates have been named in class-action lawsuits filed in federal and state courts on behalf of investors who purchased shares of certain Regions Morgan Keegan Select Funds (the “Funds”) and shareholders of Regions. The Funds were formerly managed by Morgan Asset Management, Inc. (“Morgan Asset Management”). Morgan Asset Management no longer manages these Funds, which were transferred to Hyperion Brookfield Asset Management in 2008. Certain of the funds have since been terminated by Hyperion. The complaints contain various allegations, including claims that the Funds and the defendants misrepresented or failed to disclose material facts relating to the activities of the Funds. No class has been certified and at this stage of the lawsuits Regions cannot determine the probability of a material adverse result or reasonably estimate a range of potential exposures, if any. However, it is possible that an adverse resolution of these matters may be material to Regions’ business, consolidated financial position or results of operations.

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

On April 7, 2010, the Securities and Exchange Commission (“SEC”), the Financial Industry Regulatory Authority (“FINRA”) and a joint state task force of securities regulators from Alabama, Kentucky, Mississippi, and South Carolina (“Task Force”) announced that they were commencing administrative proceedings against Morgan Keegan, Morgan Asset Management and certain of their employees for violations of federal and state securities laws and NASD rules relating to the Funds. The proceedings contain various allegations, including that the defendants failed to disclose certain risks associated with the Funds and misrepresented the value of the Funds. The administrative proceedings seek civil penalties, injunctive relief, disgorgement, rescission and other relief. The SEC, FINRA and the Task Force had previously informed Morgan Keegan that they were considering commencing these actions. Although it is not possible to predict the ultimate resolution or financial liability with respect to these matters, it is possible that an adverse resolution of these matters may be material to Regions’ business, consolidated financial position or results of operations.

In March 2009, Morgan Keegan received a Wells notice from the SEC’s Atlanta Regional Office related to auction rate securities (“ARS”) indicating that the SEC staff intended to recommend that the Commission take civil action against Morgan Keegan. On July 21, 2009, the SEC filed a complaint in United States District Court for the Northern District of Georgia against Morgan Keegan alleging violations of the federal securities laws in connection with ARS that Morgan Keegan underwrote, marketed and sold. The SEC is seeking an injunction against Morgan Keegan for violations of the antifraud provisions of the federal securities laws, as well as disgorgement, financial penalties and other equitable relief for customers, including repurchase by Morgan Keegan of all ARS that it sold prior to March 20, 2008. Beginning in February 2009, Morgan Keegan commenced a voluntary program to repurchase ARS that it underwrote and sold to the firm’s customers, and extended that repurchase program on October 1, 2009 to include ARS that were sold by Morgan Keegan to its customers but were underwritten by other firms. As of March 31, 2010, customers of Morgan Keegan owned approximately $210 million of ARS and Morgan Keegan held approximately $165 million of ARS on its balance sheet. On July 21, 2009, the Alabama Securities Commission issued a “Show Cause” order to Morgan Keegan arising out of the ARS matter that is the subject of the SEC complaint described above. The order requires Morgan Keegan to show cause why its registration as a broker-dealer should not be suspended or revoked in the State of Alabama and also why it should not be subject to disgorgement, repurchasing all ARS sold to Alabama residents and payment of costs and penalties. Although it is not possible to predict the ultimate resolution or financial liability with respect to the ARS matter, management is currently of the opinion that the outcome of this matter will not have a material effect on Regions’ business, consolidated financial position or results of operations.

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

In April 2009, the FASB issued FASB Staff Position No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”, codified in the “Financial Instruments” Topic of the ASC, to require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. This guidance is effective for interim and annual reporting periods ending after June 15, 2009, and is applied prospectively. Regions adopted these provisions during the second quarter of 2009. Refer to Note 10, “Fair Value Measurements” for additional information.

In April 2009, the FASB issued FSP 115-2 and 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, codified in the “Investments” Topic of the ASC, which modifies and expands other- than-temporary impairment guidance for debt securities. This guidance addresses the unique features of debt securities and clarifies the interaction of the factors that should be considered when determining whether a debt security is other-than-temporarily impaired. Additionally, it requires an entity to recognize the credit component of an other-than-temporary impairment of a debt security in earnings and the noncredit component in other comprehensive income when the entity does not intend to sell the security and it is more likely than not that the entity will not be required to sell the security prior to recovery. The guidance also expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities. This guidance is effective for interim and annual reporting periods ending after June 15, 2009, and is applied prospectively. Regions adopted these provisions during the second quarter of 2009. Refer to Note 5, “Securities” for additional information.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events”, codified in the “Subsequent Events” Topic of the ASC, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance also requires entities to disclose the date through which subsequent events were evaluated as well as whether that date is the date that the financial statements were issued or were available to be issued. Regions adopted the Subsequent Events Topic during the second quarter of 2009. Additionally, in

January 2010, the FASB issued Accounting Standard Update (“ASU”) 2010-09 “Subsequent Events: Amendments to Certain Recognition and Disclosure Requirements”. ASU 2010-09 clarified the subsequent events disclosure provisions for SEC filers. Regions adopted these provisions on January 1, 2010, and their adoption did not have a material impact on the consolidated financial statements.

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

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140”, codified in the “Consolidation” Topic of the ASC as ASU 2009-16, which eliminates the concept of a “Qualified Special Purpose Entity” from FAS 140, changes the requirements for derecognizing financial assets, and requires additional disclosures. ASU 2009-16 is effective for fiscal years beginning after November 15, 2009. The adoption of ASU 2009-16 did not have a material impact to the consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R)”, codified in the “Consolidation” Topic of the ASC as ASU 2009-17, which modifies how a company determines when a VIE should be consolidated. It also requires a qualitative assessment of an entity’s determination of the primary beneficiary of a VIE based on whether the entity (1) has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance, and (2) has the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. An ongoing reassessment is also required to determine whether a company is the primary beneficiary of a VIE as well as additional disclosures about a company’s involvement in VIEs. ASU 2009-17 is effective for fiscal years beginning after November 15, 2009. The adoption of ASU 2009-17 did not have a material impact to the consolidated financial statements.

In January 2010, the FASB issued ASU 2010-06, “Improving Disclosures about Fair Value Measurements”, which requires additional disclosures related to the transfers in and out of fair value hierarchy and the activity of Level 3 financial instruments. This ASU also provides clarification for the classification of financial instruments and the discussion of inputs and valuation techniques. The new disclosures and clarification are effective for interim and annual reporting periods after December 15, 2009, except for the disclosures related to the activity of Level 3 financial instruments. Those disclosures are effective for periods after December 15, 2010 and for interim periods within those years. Regions adopted all of the provisions of ASU 2010-06 during the first quarter of 2010. See Note 10, “Fair Value Measurements” for additional information.

In February 2010 the FASB issued ASU 2010-10, “Consolidation: Amendments for Certain Investment Funds”, which defers, for certain investment funds, the consolidation requirements resulting from the issuance of ASU 2009-17. Specifically, the deferral is applicable for a reporting entity’s interest in an entity (1) that has all the attributes of an investment company or (2) for which it is industry practice to apply measurement principles for financial reporting purposes that are consistent with those followed by investment companies. ASU 2010-10 is effective for periods beginning after November 15, 2009. Regions adopted the provisions of ASU 2010-10 during the first quarter of 2010. The adoption of ASU 2010-10 did not have a material impact to the consolidated financial statements.

In March 2010 the FASB issued ASU 2010-11, “Derivatives and Hedging: Scope Exception Related to Embedded Credit Derivatives”, which amends and clarifies the accounting for credit derivatives embedded in interests in securitized financial assets. ASU 2010-11 is effective for interim periods beginning after June 15, 2010. The adoption of ASU 2010-11 is not expected to have a material impact to the consolidated financial statements.

NOTE 13—Subsequent Events

In April 2010, Regions issued an aggregate principal amount of $750 million of senior unsecured notes. The issuance included $250 million of 4.875% senior notes which mature in 2013. The issuance also included $500 million of 5.75% senior notes which mature in 2015. The notes are obligations of the parent company.

In April 2010, Regions announced that it was exercising its option to convert all 267,665 outstanding shares of its 10% Mandatorily Convertible Preferred Stock, Series B (“Series B Preferred Stock”), into shares of Regions’ common stock, par value $0.01 per share, in accordance with the terms of the Certificate of Designations with respect to the Series B Preferred Stock (the “Certificate of Designations”). The conversion rate for each of the outstanding shares of Series B Preferred Stock will be determined as set forth in the Certificate of Designations based on the average volume weighted average price per share of Regions’ common stock during the five trading days immediately preceding the effective date of the conversion. The conversion will be effective on or about June 18, 2010 and Regions will issue the shares of common stock soon after that date. Regions expects an increase in its Tier 1 common ratio of approximately 25 basis points upon the increase in common shares outstanding.

In connection with the conversion, as provided in the Certificate of Designations, Regions’ board of directors declared a dividend on all outstanding shares of Series B Preferred Stock in the amount of all dividends which would accrue between May 15, 2010 and June 18, 2010. The board declared that this dividend will be payable in shares of common stock at a price per share of 97% of the average volume weighted average price per share of Regions’ common stock during the five trading days immediately preceding the effective date of the conversion. The dividend will be paid on June 18, 2010 or shortly thereafter to holders of record at the close of business on the effective date of the conversion.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following discussion and analysis is part of Regions Financial Corporation’s (“Regions” or the “Company”) Quarterly Report on Form 10-Q to the Securities and Exchange Commission (“SEC”) and updates Regions’ Form 10-K for the year ended December 31, 2009, which was previously filed with the SEC. This financial information is presented to aid in understanding Regions’ financial position and results of operations and should be read together with the financial information contained in the Form 10-K. Certain prior period amounts presented in this discussion and analysis have been reclassified to conform to current period classifications, except as otherwise noted. The emphasis of this discussion will be on the three months ended March 31, 2010 compared to the three months ended March 31, 2009 for the statement of operations. For the balance sheet, the emphasis of this discussion will be the balances as of March 31, 2010 compared to December 31, 2009.

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

Regions conducts its banking operations through Regions Bank, an Alabama chartered commercial bank that is a member of the Federal Reserve System. At March 31, 2010, Regions operated approximately 1,774 full-service banking offices in Alabama, Arkansas, Florida, Georgia, Illinois, Indiana, Iowa, Kentucky, Louisiana, Mississippi, Missouri, North Carolina, South Carolina, Tennessee, Texas and Virginia. Regions provides brokerage services and investment banking from approximately 321 offices of Morgan Keegan & Company, Inc. (“Morgan Keegan”), a full-service regional brokerage and investment banking firm. Regions provides full-line insurance brokerage services primarily through Regions Insurance, Inc.

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

FIRST QUARTER HIGHLIGHTS

Regions reported a net loss available to common shareholders of $255 million, or $0.21 loss per diluted share in the first quarter of 2010, compared to first quarter 2009 earnings per diluted share of $0.04. Higher credit costs was the primary driver of the period over period decrease in earnings. During the first quarter of 2010, Regions recorded a $770 million provision for loan losses, $345 million higher than the first quarter of 2009. However, as compared to more recent quarters, credit costs are stabilizing. Loans, net of unearned income, decreased $2.5 billion from December 31, 2009 to March 31, 2010, reflecting weak customer demand as well as strategic reductions of investor real estate exposure. Average low cost deposits at March 31, 2010 increased $4.2 billion, or 6.5% from December 31, 2009, continuing an increasing trend. Average low cost deposits increased $9.6 billion or 16.4% from the first quarter of 2009 to the first quarter of 2010.

Net interest income on a fully taxable-equivalent basis for the first quarter of 2010 was $839 million compared to $817 million in the first quarter of 2009. The net interest margin (taxable-equivalent basis) was 2.77% in the first quarter of 2010, compared to 2.64% during the first quarter of 2009. Improved deposit pricing, as well as a favorable mix shift to lower cost products drove the improvement.

Net charge-offs totaled $700 million, or an annualized 3.16% of average loans, in the first quarter of 2010, compared to 1.64% for the first quarter of 2009. Charge-offs were higher across most major categories when comparing the 2010 period to prior year, with investor real estate representing the most significant driver of the increase. The provision for loan losses totaled $770 million in the first quarter of 2010 compared to $425 million during the first quarter of 2009. The allowance for loan losses at March 31, 2010 was 3.61% of total loans, net of unearned income, compared to 3.43% at December 31, 2009 and 1.94% at March 31, 2009. Total non-performing assets, excluding loans held for sale, at March 31, 2010 were $4.3 billion, compared to $4.1 billion at December 31, 2009 and $1.9 billion at March 31, 2009. During 2009, the growth in non-performing loans was driven by the land, single family, condominium and the income producing components of investor real estate. For the quarter ended March 31, 2010, there was a slight decline of land, single family and condominium non-performing loans, while income-producing increased at a more moderate rate. Additionally, commercial and industrial loans contributed to the quarterly increase. In spite of the increase in non-performing assets, credit costs and related metrics have begun to stabilize. Net inflows of non-performing assets for the first quarter of 2010 were lower than recent quarters. Some categories of internally risk rated problem assets, an indicator of future non-performing assets, showed improvement during the first quarter of 2010. The Company expects non-performing assets and net charge-offs to peak by the end of the second quarter of 2010 and decline thereafter.

Non-interest income for the first quarter of 2010 decreased by $254 million compared to the first quarter of 2009. Non-interest income included $19 million in leveraged lease termination gains for the first quarter of 2010 versus $323 million for the 2009 period. The decrease in termination gains was partially offset by increases in income from service charges on deposit accounts and brokerage, investment banking and capital markets. Service charges will be negatively impacted going forward due to new policies implemented during the second quarter of 2010 as well as regulatory changes. Mortgage income, while relatively stable period over period, benefitted from mortgage servicing rights and related derivative valuation adjustments during the 2010 period. This increase was offset by the normalization of income related to mortgage origination activity, which was unusually high during the first quarter of 2009.

Total non-interest expense was $1.2 billion and $1.1 billion in the first quarter of 2010 and 2009, respectively. The 2010 period included a $53 million loss on the prepayment of approximately $1.5 billion in FHLB advances. Higher FDIC premiums and higher salaries and employee benefits expenses also contributed to the period over period increase in non-interest expense.

TOTAL ASSETS

Regions’ total assets at March 31, 2010 were $137.2 billion, compared to $142.3 billion at December 31, 2009. The decrease in total assets from year-end 2009 resulted primarily from decreases in the loan portfolio, a product of weak demand as well as strategic decisions to reduce the concentration in investor real estate loans. Lower interest-bearing deposits in other banks also contributed to the decrease.

LOANS

At March 31, 2010, loans represented 73% of Regions’ interest-earning assets compared to 72% at December 31, 2009. The following table presents the distribution by loan type of Regions’ loan portfolio, net of unearned income:

Table 1—Loan Portfolio

	March 31 2010	December 31 2009	March 31 2009
	(In millions, net of unearned income)
Commercial and industrial	$21,220	$21,547	$22,585
Commercial real estate mortgage—owner occupied	12,028	12,054	11,926
Commercial real estate construction—owner occupied	598	751	1,328

Total commercial	33,846	34,352	35,839
Commercial investor real estate mortgage	15,702	16,109	15,969
Commercial investor real estate construction	4,703	5,591	7,611

Total investor real estate	20,405	21,700	23,580
Residential first mortgage	15,592	15,632	15,678
Home equity	15,066	15,381	16,023
Indirect	2,162	2,452	3,464
Other consumer	1,103	1,157	1,102

Total consumer	33,923	34,622	36,267

	$88,174	$90,674	$95,686

Loans, net of unearned income, totaled $88.2 billion at March 31, 2010, a decrease of $2.5 billion from year-end 2009 levels. Strategic decisions to reduce the concentration in investor real estate were the primary contributor to the decrease. All other categories decreased reflecting continued weak loan demand.

In spite of the impact of weak economic conditions on loan growth, commitment levels remain strong and commercial line utilization has begun to stabilize.

CREDIT QUALITY

Recent weak economic conditions, including declining property values and high levels of unemployment, impacted the credit quality of Regions’ loan portfolio. Investor real estate loans and home equity products (particularly, Florida second lien) may carry a higher risk of non-collection than other loans.

The following chart presents detail of Regions’ $20.4 billion investor real estate portfolio as of March 31, 2010 (dollars in billions):

LAND, SINGLE-FAMILY, AND CONDOMINIUM

Beginning in late 2007, the land, single-family, and condominium components of the investor real estate portfolio came under significant pressure. Credit quality of the investor real estate portfolio is sensitive to risks associated with construction loans such as cost overruns, project completion risk, general contractor credit risk, environmental and other hazard risks, and market risks associated with the sale or rental of completed properties. While losses within these loan types were influenced by conditions described above, the most significant drivers of losses were the continued decline in demand for residential real estate and in the value of property. Beginning in 2008, Regions strategically reduced exposures in these product types through pro-active workouts, appropriate charge-offs, and asset dispositions. Land totaled $2.6 billion at March 31, 2010, a decrease of approximately $1.2 billion from March 31, 2009 levels. Single-family totaled $1.9 billion at March 31, 2010, a decrease of approximately $0.8 billion from March 31, 2009 levels. Regions’ exposure to condominium loans is $487 million at March 31, 2010, a decrease of approximately $0.4 billion since March 31, 2009.

The following table presents credit metrics for land, single-family and condominium loans:

Table 2—Land, Single-Family and Condominium

	March 31 2010	December 31 2009	March 31 2009
	(In millions, net of unearned income)
Land
Loan balance	$2,613	$2,979	$3,861
90 days past due	12	16	27
Non-accruing loans	713	724	394

	March 31 2010	December 31 2009	March 31 2009
	(In millions, net of unearned income)
Single-Family
Loan balance	$1,885	$2,083	$2,710
90 days past due	3	7	26
Non-accruing loans	496	545	293

	March 31 2010	December 31 2009	March 31 2009
	(In millions, net of unearned income)
Condominium
Loan balance	$487	$586	$889
90 days past due	—	—	4
Non-accruing loans	157	184	155

MULTI-FAMILY AND RETAIL

Beginning in 2009, multi-family and retail loans experienced increased pressure and contributed to increases in non-accrual loans. Continued weak economic conditions impacted demand for products and services in these sectors. Lower demand impacted cash flows generated by these properties, leading to a higher rate of non-collection for these types of loans. Offsetting the risk of non-collection is the geographic diversity of Regions’ exposure. Additionally, because of the cash flow associated with income-producing categories, the Company can more easily restructure these loans than other types of investor real estate loans. Accordingly, the loss content is expected to be generally lower than other types of investor real estate.

The following table presents credit metrics and geographic distribution for multi-family and retail loans:

Table 3—Multi-family and Retail

	March 31 2010(1)	December 31 2009	March 31 2009
	(In millions, net of unearned income)
Multi-family
Loan balance	$4,999	$5,049	$4,769
90 days past due	—	1	—
Non-accruing loans	122	113	17

(1)

The majority of the balance related to multi-family loans is geographically distributed throughout the following areas: Texas 21%, Florida 14%, Georgia 10%, Tennessee 7%, Louisiana 6% and Alabama 6%. All other states, none of which comprise more than 5%, make up the remainder of the balance.

	March 31 2010(1)	December 31 2009	March 31 2009
	(In millions, net of unearned income)
Retail
Loan balance	$3,895	$4,120	$4,462
90 days past due	28	4	37
Non-accruing loans	347	288	44

(1)

The majority of the balance related to retail loans is geographically distributed throughout the following areas: Florida 22%, Texas 13%, Georgia 10%, Alabama 9%, Tennessee 8% and North Carolina 7%. All other states, none of which comprise more than 5%, make up the remainder of the balance.

HOME EQUITY PORTFOLIO

The home equity portfolio totaled $15.1 billion at March 31, 2010 as compared to $16.0 billion at March 31, 2009. Losses in this portfolio generally track overall economic conditions. The main source of economic stress has been in Florida, where residential property values have declined significantly while unemployment rates have risen to historically high levels. Losses on relationships in Florida where Regions is in a second lien position are higher than first lien losses.

The Company calculated an estimate of the current value of property secured as collateral for home equity lending products (“current LTV”). The estimate is based on home price indices compiled by the Federal Housing Finance Agency (FHFA). The FHFA data indicates trends for Metropolitan Statistical Areas (MSA). Regions uses the FHFA valuation trends from the MSAs in the Company’s footprint in its estimate. The trend data is applied to the loan portfolios taking into account the age of the most recent valuation and geographic area. At March 31, 2010, the Company estimates that the number of home equity loans where the current LTV exceeded 100 was approximately 8.2 percent, while approximately 15.9 percent of the outstanding balances of home equity loans had a current LTV greater than 100.

The following tables provide details related to the home equity portfolio as follows:

Table 4—Selected Home Equity Portfolio Information

	Three Months Ended March 31, 2010
	Florida			All Other States			Total
(In millions)	1st Lien	2nd Lien	Total	1st Lien	2nd Lien	Total	1st Lien	2nd Lien	Total
Balance	$2,127	$3,425	$5,552	$4,306	$5,208	$9,514	$6,433	$8,633	$15,066
Net Charge-offs	15	68	83	8	24	32	23	92	115
Net Charge-off %(1)	2.92%	7.96%	6.04%	0.74%	1.85%	1.35%	1.46%	4.27%	3.07%

	Three Months Ended March 31, 2009
	Florida			All Other States			Total
(In millions)	1st Lien	2nd Lien	Total	1st Lien	2nd Lien	Total	1st Lien	2nd Lien	Total
Balance	$2,170	$3,677	$5,847	$4,569	$5,607	$10,176	$6,739	$9,284	$16,023
Net Charge-offs	16	55	71	6	18	24	22	73	95
Net Charge-off %(1)	3.07%	5.99%	4.91%	0.52%	1.27%	0.93%	1.34%	3.14%	2.38%

(1)	Net charge-off percentages are calculated on an annualized basis as a percent of average balances.

OTHER CREDIT QUALITY MATTERS

Regions does not have any option adjustable rate mortgage (ARM) products, loans with initial teaser rates or other higher-risk residential loans. Regions has approximately $58 million in book value of “sub-prime” loans retained from the disposition of EquiFirst, down from the year-end 2009 balance of $61 million. The credit loss exposure related to these loans is addressed in management’s periodic determination of the allowance for credit losses.

Using the same methodology described in the above discussion of home equity loans, at March 31, 2010, the Company estimates that the number of residential first mortgage loans where the current LTV exceeded 100 was approximately 4.3 percent, while approximately 9.7 percent of the outstanding balances of residential first mortgage loans had a current LTV greater than 100.

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

The allowance for loan losses totaled $3.2 billion at March 31, 2010 and $3.1 billion at December 31, 2009. The allowance for loan losses as a percentage of net loans was 3.61 percent at March 31, 2010 compared to 3.43 percent at December 31, 2009 and 1.94 percent at March 31, 2009. The reserve for unfunded credit commitments was $66 million at March 31, 2010 and $74 million at December 31, 2009. The quarterly increase in the allowance for loan losses was attributable to investor real estate (primarily land), commercial, residential first mortgage, and home equity. Despite the continued losses, there are indications that credit costs have begun to stabilize, as compared to recent quarters. Non-performing assets, excluding loans held for sale, increased $221 million from December 31, 2009, continuing a trend of lower levels of inflows as compared to prior quarters. The Company expects non-performing assets and net charge-offs to peak by the end of the second quarter of 2010 and decline thereafter.

Net charge-offs as a percentage of average loans (annualized) were 3.16 percent and 1.64 percent in the first three months of 2010 and 2009, respectively. Charge-off ratios were higher across all major categories, period over period. Commercial investor real estate losses were the highest contributor.

Net charge-offs were an annualized 3.07 percent of home equity loans for the first three months of 2010 compared to an annualized 2.38 percent through the first three months of 2009. Losses in Florida-based credits remained at elevated levels, as unemployment levels remain high and property valuations in certain markets have continued to experience ongoing deterioration. As illustrated in Table 4, these loans and lines represent approximately $5.6 billion of Regions’ total home equity portfolio at March 31, 2010. Of that balance, approximately $2.1 billion represent first liens, while second liens, which total $3.5 billion, are the main source of losses. Florida second lien losses were 7.96 percent annualized through the first three months of 2010 as compared to 5.99 percent for the same period of 2009. Through the first three months of 2010, home equity losses in Florida amounted to an annualized 6.04 percent of loans and lines versus 1.35 percent across the remainder of Regions’ footprint. This compares to the first three months of 2009 losses of 4.91 percent and 0.93 percent respectively.

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

As a result of the unfavorable trends in credit quality previously described, including low consumer confidence, depressed property valuations, uncertainty around unemployment, and weak demand for goods and services, management expects that net loan charge-offs for all portfolios will continue at an elevated level during 2010. However, as compared to most recent periods, credit costs and many related metrics are showing signs of stabilization. Management expects net charge-offs to peak by the end of the second quarter of 2010 and decline thereafter. Details regarding the allowance and net charge-offs, including an analysis of activity from the previous year’s totals, are included in Table 5 “Allowance for Credit Losses.”

Activity in the allowance for credit losses is summarized as follows:

Table 5—Allowance for Credit Losses

	Three Months Ended March 31
	2010	2009
	(Dollars in millions)
Allowance for loan losses at beginning of year	$3,114	$1,826
Loans charged-off:
Commercial and industrial	98	63
Commercial real estate mortgage—owner occupied	34	14
Commercial real estate construction—owner occupied	14	4
Commercial investor real estate mortgage	212	87
Commercial investor real estate construction	151	67
Residential first mortgage	63	40
Home equity	120	98
Indirect	13	20
Other consumer	25	19

	730	412
Recoveries of loans previously charged-off:
Commercial and industrial	6	5
Commercial real estate mortgage—owner occupied	2	2
Commercial real estate construction—owner occupied	—	—
Commercial investor real estate mortgage	5	—
Commercial investor real estate construction	1	1
Residential first mortgage	1	1
Home equity	4	3
Indirect	5	4
Other consumer	6	6

	30	22
Net charge-offs:
Commercial and industrial	92	58
Commercial real estate mortgage—owner occupied	32	12
Commercial real estate construction—owner occupied	14	4
Commercial investor real estate mortgage	207	87
Commercial investor real estate construction	150	66
Residential first mortgage	62	39
Home equity	116	95
Indirect	8	16
Other consumer	19	13

	700	390
Provision for loan losses	770	425

Allowance for loan losses at March 31	$3,184	$1,861

Reserve for unfunded credit commitments at January 1	$74	$74
Provision for unfunded credit commitments	(8)	—

Reserve for unfunded credit commitments at March 31	$66	$74

Allowance for credit losses at end of period	$3,250	$1,935

Loans, net of unearned income, outstanding at end of period	$88,174	$95,686
Average loans, net of unearned income, outstanding for the period	$89,723	$96,648
Ratios:
Allowance for loan losses at end of period to loans, net of unearned income	3.61%	1.94%
Net charge-offs as percentage of:
Average loans, net of unearned income	3.16	1.64
Provision for loan losses	90.87	91.78

Loans deemed to be impaired include troubled debt restructurings (“TDRs”), plus commercial non-accrual loans. Commercial and investor real estate impaired loans with outstanding balances equal to or greater than $2.5 million are evaluated individually for impairment. For these loans, Regions measures the level of impairment based on the present value of the estimated projected cash flows, the estimated value of the collateral or, if available, observable market prices. For consumer TDRs, Regions measures the level of impairment based on pools of loans stratified by common risk characteristics. If current valuations are lower than the current book balance of the credit, the negative differences are reviewed for possible charge-off. In instances where management determines that a charge-off is not appropriate, a specific reserve is established for the individual loan in question. This specific reserve is incorporated as a part of the overall allowance for credit losses. The recorded investment in impaired loans was approximately $4.9 billion at March 31, 2010, compared to $5.0 billion at December 31, 2009. The allowance allocated to impaired loans, excluding TDRs, totaled $395 million and $403 million at March 31, 2010 and December 31, 2009, respectively. Loans that were characterized as TDRs totaled $1.7 billion and $1.9 billion at March 31, 2010 and December 31, 2009, respectively. The allowance allocated to TDRs, excluding specifically-impaired loans referred to above, totaled $38 million at both March 31, 2010 and December 31, 2009.

The following table summarizes TDRs for the periods ending March 31, 2010 and December 31, 2009:

Table 6—Troubled Debt Restructurings

	March 31 2010	December 31 2009
	(In millions)
Accruing:
Commercial and industrial	$48	$25
Residential first mortgage	927	1,291
Home equity	274	241
Other consumer	57	51

	1,306	1,608
Non-accrual status or 90 days past due:
Commercial and industrial	139	92
Residential first mortgage	216	178
Home equity	24	17

	379	287

	$1,685	$1,895

If loans characterized as TDRs perform according to the restructured terms for a satisfactory period of time, the TDR designation may be removed in a new calendar year if the loan yields a market rate. The high rate of performance of residential first mortgage loans, which were characterized as TDRs in 2009, drove the decrease in TDR balances during the first quarter of 2010.

NON-PERFORMING ASSETS

Non-performing assets are summarized as follows:

Table 7—Non-Performing Assets

	March 31 2010		December 31 2009		March 31 2009
	(Dollars in millions)
Non-performing loans:
Commercial and industrial	$517		$427		$260
Commercial real estate mortgage—owner occupied	623		560		234
Commercial real estate construction—owner occupied	38		50		31

Total commercial	1,178		1,037		525
Commercial investor real estate mortgage	1,343		1,203		475
Commercial investor real estate construction	986		1,067		497

Total investor real estate	2,329		2,270		972
Residential first mortgage	199		180		140
Home equity	—		1		4

Total non-performing loans	3,706		3,488		1,641
Foreclosed properties	610		607		294

Total non-performing assets* excluding loans held for sale	4,316		4,095		1,935
Non-performing loans held for sale	256		317		393

Total non-performing assets* including loans held for sale	$4,572		$4,412		$2,328

Non-performing loans*, excluding loans held for sale, to loans, net of unearned income	4.20%		3.85%		1.71%
Non-performing assets* excluding loans held for sale, to loans, net of unearned income, and foreclosed properties	4.86%		4.49%		2.02%
Non-performing assets* to loans, net of unearned income, and foreclosed properties	5.15%		4.83%		2.43%
Allowance for loan losses to non-performing loans*	0.86	x	0.89	x	1.13	x
Accruing loans 90 days past due:
Commercial and industrial	$24		$24		$42
Commercial real estate mortgage—owner occupied	6		16		20
Commercial real estate construction—owner occupied	—		2		4

Total commercial	30		42		66
Commercial investor real estate mortgage	42		22		69
Commercial investor real estate construction	6		8		29

Total investor real estate	48		30		98
Residential first mortgage	365		361		362
Home equity	249		241		244
Indirect	3		6		6
Other consumer	5		8		6

	$700		$688		$782

Restructured loans not included in the categories above	$1,306		$1,608		$737

*	Exclusive of accruing loans 90 days past due

Total non-performing assets were $4.6 billion at March 31, 2010 compared to $4.4 billion at December 31, 2009 and $2.3 billion at March 31, 2009. Excluding loans held for sale, non-performing assets at March 31, 2010 were $4.3 billion compared to $4.1 billion at December 31, 2009 and $1.9 billion at March 31, 2009. The increase since year-end was primarily driven by commercial and industrial and investor real estate loans. While non-performing assets continue to increase, the rate of increase is lower than in recent quarters.

Loans past due 90 days or more and still accruing were $700 million at March 31, 2010, generally flat versus the year-end 2009 level.

At March 31, 2010 and December 31, 2009, Regions had approximately $1.0 billion and $1.2 billion, respectively, of potential problem commercial and investor real estate loans that were not included in non-accrual loans or in the accruing loans 90 days past due categories, but for which management had concerns as to the ability of such borrowers to comply with their present loan repayment terms.

SECURITIES

The following table details the carrying values of securities:

Table 8—Securities

	March 31 2010	December 31 2009	March 31 2009
	(In millions)
U.S. Treasury securities	$66	$57	$66
Federal agency securities	51	51	1,675
Obligations of states and political subdivisions	46	70	620
Mortgage-backed securities
Residential agency	22,873	22,700	15,555
Residential non-agency	26	36	1,149
Commercial	21	21	790
Other debt securities	25	21	21
Equity securities	1,141	1,144	1,139

	$24,249	$24,100	$21,015

Securities totaled $24.2 billion at March 31, 2010, an increase of $149 million from year-end 2009 levels. As part of the Company’s asset/liability management process, in the first quarter of 2010, Regions sold approximately $1.4 billion of residential agency securities available for sale and recognized a gain of approximately $59 million. The proceeds were reinvested into newer issue residential agency securities with slightly higher durations.

Securities available for sale, which comprise nearly all of the securities portfolio, are an important tool used to manage interest rate sensitivity and provide a primary source of liquidity for the Company (see INTEREST RATE SENSITIVITY, Exposure to Interest Rate Movements and LIQUIDITY).

LOANS HELD FOR SALE

Loans held for sale totaled $1.0 billion at March 31, 2010 compared to $1.5 billion at December 31, 2009. This decrease reflects normalization of the mortgage business, as originations activity slowed during the first quarter of 2010.

OTHER INTEREST-EARNING ASSETS

All other interest-earning assets decreased approximately $3.1 billion from year-end 2009 to March 31, 2010 primarily due to a reduction in trading assets, driven by a change in strategy in hedging the changes in the fair value of mortgage servicing rights. Trading assets were used to hedge changes in valuation of mortgage servicing rights in late 2009; however, in early 2010 the Company exited these trading positions, replacing them with derivatives. A decrease in interest-bearing deposits in other banks also impacted the period over period change, representing an asset/liability management strategy to repay certain FHLB advances.

GOODWILL

Goodwill totaled $5.6 billion at March 31, 2010 and December 31, 2009. Regions performed an interim test of goodwill for impairment during the first quarter of 2010. Regions’ Step One analysis indicated that the estimated fair value of the Banking/Treasury reporting unit was less than its carrying amount. Therefore, Step Two was performed and, based on the full purchase price allocation performed as if a business combination had occurred as outlined in Note 7 “Goodwill”, goodwill was not impaired as of March 31, 2010.

See Note 7 “Goodwill” to the consolidated financial statements for a detail of goodwill allocated to each reportable segment and discussion of goodwill impairment testing. See Note 10 “Fair Value Measurements” to the consolidated financial statements for the fair value measurements of certain assets and liabilities and the valuation methodology of such pricing, which is also used for testing goodwill for impairment.

DEPOSITS

Regions competes with other banking and financial services companies for a share of the deposit market. Regions’ ability to compete in the deposit market depends heavily on the pricing of its deposits and how effectively the Company meets customers’ needs. Regions employs various means to meet those needs and enhance competitiveness, such as providing a high level of customer service, competitive pricing and expanding the traditional branch network to provide convenient branch locations for its customers. Regions also serves customers through providing centralized, high-quality banking services and alternative product delivery channels such as internet banking.

The following table summarizes deposits by category:

Table 9—Deposits

	March 31 2010	December 31 2009	March 31 2009
	(In millions)
Non-interest-bearing demand	$23,391	$23,204	$19,988
Savings accounts	4,394	4,073	3,970
Interest-bearing transaction accounts	15,715	15,791	14,800
Money market accounts—domestic	26,196	23,291	19,969
Money market accounts—foreign	635	766	1,357

Low-cost deposits	70,331	67,125	60,084
Time deposits	27,939	31,468	33,379

Customer deposits	98,270	98,593	93,463
Time deposits	62	87	73

Treasury deposits	62	87	73

Total deposits	$98,332	$98,680	$93,536

Total deposits at March 31, 2010 decreased approximately $0.3 billion compared to year-end 2009 levels. The change was driven by a decrease in time deposit accounts, primarily due to maturities. The decrease was partially offset by increases in non-interest-bearing transaction, savings, and domestic money market accounts. While overall deposit balances decreased slightly during the first quarter, Regions experienced a positive shift in its overall deposit mix as low-cost deposits increased by approximately $3.2 billion while time deposit balances decreased by approximately $3.6 billion.

On April 12, 2010, the Federal Deposit Insurance Corporation’s (FDIC) staff recommended changes to the Transaction Account Guarantee (TAG) Program to extend the expiration date from July 1, 2010 through December 31, 2010, with the possibility of an additional 12-month extension, through December 31, 2011. The TAG program is a component of the Temporary Liquidity Guarantee Program, whereby the FDIC guarantees all funds held in qualifying noninterest-bearing transaction accounts at participating institutions beyond the $250,000 deposit insurance limit. The FDIC’s extension specifically supports community banks which are already under stress. Under the proposal, participating institutions have an option to exit the program on July 1, 2010. Regions has elected to exit the TAG program on July 1, 2010. Regions does not expect its decision to exit the program to have a significant impact on liquidity.

SHORT-TERM BORROWINGS

The following is a summary of short-term borrowings:

Table 10—Short-Term Borrowings

	March 31 2010	December 31 2009	March 31 2009
	(In millions)
Federal funds purchased	$17	$30	$37
Securities sold under agreements to repurchase	1,670	1,863	2,790
Term Auction Facility	—	—	4,000
Federal Home Loan Bank structured advances	—	1,000	1,100
Treasury, tax and loan notes	124	7	184
Brokerage customer liabilities	384	424	425
Short-sale liability	313	266	455
Other short-term borrowings	176	78	362

	$2,684	$3,668	$9,353

Federal funds purchased and securities sold under agreements to repurchase totaled $1.7 billion at March 31, 2010, compared to $1.9 billion at year-end 2009. The level of these borrowings can fluctuate significantly on a day-to-day basis, depending on funding needs and which sources of funds are used to satisfy those needs.

Short-term borrowings decreased since year-end primarily due to a decrease of $1 billion of Federal Home Loan Bank advances.

Regions periodically accesses funding markets through sales of securities with agreements to repurchase. Repurchase agreements are also offered as commercial banking products as short-term investment opportunities for customers. All such arrangements are considered typical of the banking and brokerage industries and are accounted for as secured borrowings.

LONG-TERM BORROWINGS

Long-term borrowings are summarized as follows:

Table 11—Long-Term Borrowings

	March 31 2010	December 31 2009	March 31 2009
	(In millions)
Federal Home Loan Bank structured advances	$2,472	$2,884	$1,601
Other Federal Home Loan Bank advances	2,119	4,520	6,218
6.375% subordinated notes due May 2012	599	598	598
7.75% subordinated notes due March 2011	510	512	521
7.00% subordinated notes due March 2011	500	500	500
7.375% subordinated notes due December 2037	300	300	300
6.75% subordinated debentures due November 2025	163	163	163
7.75% subordinated notes due September 2024	100	100	100
7.50% subordinated notes due May 2018 (Regions Bank)	750	750	750
6.45% subordinated notes due June 2037 (Regions Bank)	497	497	497
4.85% subordinated notes due April 2013 (Regions Bank)	492	491	490
5.20% subordinated notes due April 2015 (Regions Bank)	346	346	345
3.25% senior bank notes due December 2011	2,000	2,001	2,001
2.75% senior bank notes due December 2010	1,000	999	999
LIBOR floating rate senior bank notes due June 2010	250	250	250
LIBOR floating rate senior bank notes due December 2010	500	500	500
7.75% senior notes due November 2014	691	690	—
4.375% senior notes due December 2010	498	497	496
LIBOR floating rate senior notes due June 2012	350	350	350
LIBOR floating rate senior notes due June 2009	—	—	250
6.625% junior subordinated notes due May 2047	498	498	700
8.875% junior subordinated notes due June 2048	345	345	345
Other long-term debt	451	454	474
Valuation adjustments on hedged long-term debt	252	219	314

	$15,683	$18,464	$18,762

Long-term borrowings decreased $2.8 billion since year-end 2009 due primarily to decreases in Federal Home Loan Bank (“FHLB”) advances. Long-term FHLB structured advances have stated maturities ranging from 2010 to 2013, but are convertible quarterly at the option of the FHLB. The FHLB structured advances have a weighted-average interest rate of 2.5%, 3.1% and 5.4% at March 31, 2010, December 31, 2009 and March 31, 2009, respectively. Other FHLB advances have a weighted-average interest rate of 3.3%, 3.4% and 3.7% at March 31, 2010, December 31, 2009 and March 31, 2009, respectively.

During the first quarter of 2010, Regions prepaid approximately $1.5 billion of FHLB advances, realizing a $53 million loss on early extinguishment. The extinguishment was part of the Company’s asset/liability management process.

STOCKHOLDERS’ EQUITY

Stockholders’ equity was $17.6 billion at March 31, 2010 compared to $17.9 billion at December 31, 2009. During the first three months of 2010, net losses reduced stockholders’ equity by $196 million, cash dividends declared reduced equity by $12 million for common stock and $51 million for preferred stock, and changes in accumulated other comprehensive income increased equity by $14 million.

On May 7, 2009, the final results of the Federal Reserve’s Supervisory Capital Assessment Program (“SCAP”) were released requiring Regions to submit a capital plan to its regulators detailing the steps to be utilized to increase total Tier 1 common by $2.5 billion, of which at least $0.4 billion had to be new Tier 1 equity (see Table 12 and Table 14 for further discussion).

On May 20, 2009, the Company issued 287,500 shares of mandatory convertible preferred stock, Series B (“Series B shares”), generating net proceeds of approximately $278 million. Regions will pay annual dividends at a rate of 10% per share on the initial liquidation preference of $1,000 per share. Series B shares may be converted into common shares: 1) at December 15, 2010 (the “mandatory conversion date”), 2) prior to December 15, 2010 at the option of the holder, 3) upon occurrence of certain changes in ownership as defined in the offering documents, or 4) prior to December 15, 2010 at the option of the Company. At the mandatory conversion date, the Series B shares are subject to conversion into shares of Regions’ common stock with a per share conversion rate of not more than approximately 250 shares of common stock and not less than approximately 227 shares of common stock dependent upon the applicable market price, subject to anti-dilution adjustments. The Series B shares are not redeemable and rank senior to common stock and to each other class of capital stock established in the future, and on parity with the Series A preferred stock previously issued to the U.S. Treasury. If converted at March 31, 2010, approximately 61 million shares of Regions’ common stock would have been issued. In November 2009, a single investor converted approximately 20,000 Series B shares to common shares as allowed under the original transaction documents. See Note 13 “Subsequent Events” to the consolidated financial statements for discussion of early conversion of the Series B shares subsequent to the balance sheet date.

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

These public offerings along with other capital raising efforts resulted in Regions exceeding the Tier 1 common equity capital requirements prescribed by the Federal Reserve’s SCAP (see Table 14 “GAAP to Non-GAAP Reconciliation” for further discussion).

Regions’ ratio of stockholders’ equity to total assets was 12.85% at March 31, 2010, compared to 12.56% at December 31, 2009. Regions’ ratio of tangible common stockholders’ equity to tangible assets was 6.09% at March 31, 2010, compared to 6.03% at December 31, 2009 (see Table 14 “GAAP to Non-GAAP Reconciliation” for further discussion).

At March 31, 2010, Regions had 23.1 million common shares available for repurchase through open market transactions under an existing share repurchase authorization. There were no treasury stock purchases through open market transactions during the first three months of 2010. The Company’s ability to repurchase its common stock is limited by the terms of the Purchase Agreement between Regions and the U.S. Treasury entered into on November 14, 2008, pursuant to the U.S. Treasury’s Capital Purchase Program. See Part II, Item 2 (“Unregistered Sales of Equity Securities and Use of Proceeds”).

The Board of Directors declared a $0.01 cash dividend for the first quarter of 2010, compared to $0.10 for the first quarter of 2009. Regions does not expect to increase its quarterly dividend above $0.01 for the foreseeable future.

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

The following chart summarizes the applicable holding company and bank regulatory capital requirements. Regions’ capital ratios at March 31, 2010, December 31, 2009 and March 31, 2009 substantially exceeded all regulatory requirements.

Table 12—Regulatory Capital Requirements

	March 31, 2010 Ratio	December 31, 2009 Ratio	March 31, 2009 Ratio	To Be Well Capitalized
Tier 1 Common (non-GAAP):
Regions Financial Corporation	7.13%	7.15%	6.49%	NA (1)
Tier 1 Capital:
Regions Financial Corporation	11.66%	11.54%	10.41%	6.00%
Regions Bank	10.62	10.36	8.70	6.00
Total Capital:
Regions Financial Corporation	15.76%	15.78%	14.57%	10.00%
Regions Bank	13.94	13.65	11.88	10.00
Leverage:
Regions Financial Corporation	8.84%	8.90%	8.58%	5.00%
Regions Bank	8.10	8.05	7.21	5.00

(1)	The Board of Governors of the Federal Reserve System has identified 4% as the level of Tier 1 Common capital sufficient to withstand adverse economic scenarios.

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

The securities portfolio is one of Regions’ primary sources of liquidity. Maturities, principal payments, and interest earned on securities provide a constant flow of funds available for cash needs (see Note 5 “Securities” to the consolidated financial statements). Maturities and interest collections in the loan portfolio also provide a steady flow of funds. Additional funds are provided from payments on consumer loans and one-to-four family residential mortgage loans. Historically, Regions’ high levels of pre-provision earnings have also contributed to cash flow. In addition, liquidity needs can also be met by borrowing funds in state and national money markets. Since the fourth quarter of 2008 Regions has not been reliant on unsecured funding from the short-term markets. Regions has continued to test those markets and has entered them only when opportunistic borrowing is available. The Company’s funding and contingency planning does not currently include any reliance on unsecured sources. Regions has chosen to focus on using short-term secured sources of funding until longer term organic balance sheet solutions can be implemented.

Historically, Regions’ liquidity has been enhanced by its relatively stable deposit base. During 2009, Regions’ customer base grew substantially in response to competitive offers and customers’ desire to lock-in rates in the falling rate environment, as well as the introduction of new consumer and business checking products.

Regions’ financing arrangement with FHLB Atlanta adds additional flexibility in managing its liquidity position. As of March 31, 2010 Regions’ borrowings from FHLB Atlanta totaled $4.6 billion. FHLB borrowings are contingent upon the amount of collateral pledged to FHLB. Regions Bank and its subsidiaries have pledged certain residential first mortgage loans on one-to-four family dwellings and home equity lines of credit as collateral for the FHLB advances outstanding. Additionally, investment in FHLB stock is required in relation to the level of outstanding borrowings. Regions held $473 million in FHLB stock at March 31, 2010. The FHLB has been and is expected to continue to be a reliable and economical source of funding.

In February 2010, Regions filed a shelf registration statement with the U.S. Securities and Exchange Commission. This shelf registration does not have a capacity limit and can be utilized by Regions to issue various debt and/or equity securities. The registration statement will expire in February 2013. See Note 13 “Subsequent Events” to the consolidated financial statements for discussion of debt issued under the shelf subsequent to the balance sheet date.

At March 31, 2010, Regions Bank had issued the maximum amount of $5 billion under its previously approved Bank Note program. A new Bank Note program allows Regions Bank to issue up to $20 billion aggregate principal amount of bank notes that can be outstanding at any one time. No issuances have been made under this program as of March 31, 2010. Notes issued under the new program may be senior notes with maturities from 30 days to 15 years and subordinated notes with maturities from 5 years to 30 years. These notes are not deposits and they are not insured or guaranteed by the FDIC.

On October 19, 2009, the Federal Reserve Bank released a new collateral margin table for loans and securities pledged to the discount window. These new margins significantly reduced the lendable collateral value available to all participating banks. As a result of these margin reductions, Regions’ borrowing availability as of March 31, 2010, based on assets available for collateral at that date, was $16.8 billion with terms of less than 29 days, or $13.4 billion with terms of greater than or equal to 29 days.

During 2009 and 2008, Regions utilized short-term borrowings through participation in the Federal Reserve’s Term Auction Facility (“TAF”). These fundings were utilized primarily to repay other short-term borrowings or provide excess balances at the Federal Reserve. At March 31, 2010, Regions did not have any borrowings under the TAF and currently does not plan to borrow again through the TAF program. Regions completely exited the TAF program in July 2009.

Regions periodically accesses funding markets through sales of securities with agreements to repurchase. Repurchase agreements are also offered as commercial banking products as short-term investment opportunities for customers. All such arrangements are considered typical of the banking and brokerage industries and are accounted for as secured borrowings.

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

See the Stockholders’ Equity section for discussion of the Federal Reserve’s Supervisory Capital Assessment Program.

RATINGS

During the first quarter of 2010, Regions experienced rating actions by Standard & Poor’s (S&P) and Dominion Bond Rating Service (DBRS) on March 11, 2010 and March 26, 2010 respectively. The agencies downgraded obligations of Regions Financial Corporation and Regions Bank. The following tables present debt ratings information of Regions Financial Corporation and Regions Bank by S&P, Moody’s Investors Service, Fitch Ratings and DBRS as of March 31, 2010 and December 31, 2009:

Table 13—Credit Ratings

As of March 31, 2010
	Standard & Poor’s	Moody’s	Fitch	DBRS
Regions Financial Corporation
Senior notes	BBB-	Baa3	BBB+	BBBH
Subordinated notes	BB+	Ba1	BBB	BBB
Junior subordinated notes	B+	Ba2	BBB-	BBB
Regions Bank
Short-term debt	A-2	P-2	F2	R-1L
Long-term bank deposits	BBB	Baa1	A-	AL
Long-term debt	BBB	Baa1	BBB+	AL
Subordinated debt	BBB-	Baa2	BBB	BBBH

As of December 31, 2009
	Standard & Poor’s	Moody’s	Fitch	DBRS
Regions Financial Corporation
Senior notes	BBB	Baa3	BBB+	AL
Subordinated notes	BBB-	Ba1	BBB	BBBH
Junior subordinated notes	BB	Ba2	BBB-	BBBH
Regions Bank
Short-term debt	A-2	P-2	F2	R-1L
Long-term bank deposits	BBB+	Baa1	A-	A
Long-term debt	BBB+	Baa1	BBB+	A
Subordinated debt	BBB	Baa2	BBB	AL

As of March 31, 2010, DBRS maintained a creditwatch with negative implications on Regions Financial Corporation and Regions Bank debt. In addition, many other ratings remain on negative watch or negative outlook by other ratings agencies. Credit watch with negative implications, negative outlook, negative watch, and other similar terms mean that a future downgrade is possible.

A security rating is not a recommendation to buy, sell or hold securities, and the ratings above are subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating.

OPERATING RESULTS

The following tables provide calculations of “return on average tangible common stockholders’ equity” and end of period “tangible common stockholders’ equity” ratios and a reconciliation of stockholders’ equity to Tier 1 capital and to “Tier 1 common equity” all of which are non-GAAP. Tangible common stockholders’ equity ratios have become a focus of some investors and management believes they may assist investors in analyzing the capital position of the Company absent the effects of intangible assets and preferred stock. Traditionally, the Federal Reserve and other banking regulators have assessed a bank’s capital adequacy based on Tier 1 capital, the calculation of which is codified in federal banking regulations. In connection with the SCAP, these regulators began supplementing their assessment of the capital adequacy of a bank based on a variation of Tier 1 capital, known as Tier 1 common equity. While not codified, analysts and banking regulators have assessed Regions’ capital adequacy using the tangible common stockholders’ equity and/or the Tier 1 common equity measure. Because tangible common stockholders’ equity and Tier 1 common equity are not formally defined by GAAP or codified in the federal banking regulations, these measures are considered to be non-GAAP financial measures, and other entities may calculate them differently than Regions’ disclosed calculations. Since analysts and banking regulators may assess Regions’ capital adequacy using tangible common stockholders’ equity and Tier 1 common equity, Regions believes that it is useful to provide investors the ability to assess Regions’ capital adequacy on these same bases.

Tier 1 common equity is often expressed as a percentage of risk-weighted assets. Under the risk-based capital framework, a company’s balance sheet assets and credit equivalent amounts of off-balance sheet items are assigned to one of four broad risk categories. The aggregated dollar amount in each category is then multiplied by the risk weighting assigned to that category. The resulting weighted values from each of the four categories are added together and this sum is the risk-weighted assets total that, as adjusted, comprises the denominator of certain risk-based capital ratios. Tier 1 capital is then divided by this denominator (risk-weighted assets) to determine the Tier 1 capital ratio. Adjustments are made to Tier 1 capital to arrive at Tier 1 common equity. Tier 1 common equity is also divided by the risk-weighted assets to determine the Tier 1 common equity ratio. The amounts disclosed as risk-weighted assets are calculated consistent with banking regulatory requirements.

Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied and are not audited. Although these non-GAAP financial measures are frequently used by stakeholders in the evaluation of a company, they have limitations as analytical tools, and should not be considered in isolation, or as a substitute for analyses of results as reported under GAAP.

The following tables provide: 1) a reconciliation of average and ending stockholders’ equity (GAAP) to average and ending tangible common stockholders’ equity (non-GAAP), and 2) a reconciliation of stockholders’ equity (GAAP) to Tier 1 capital (regulatory) and to Tier 1 common equity (non-GAAP).

Table 14—GAAP to Non-GAAP Reconciliation

		Three Months Ended March 31
		2010	2009
		(Dollars in millions, except per share data)
INCOME (LOSS)
Net income (loss) (GAAP)		$(196)	$77
Preferred dividends and accretion (GAAP)		(59)	(51)

Net income (loss) available to common shareholders (GAAP)	A	$(255)	$26

Weighted-average diluted shares	B	1,194	694
Earnings (loss) per common share—diluted (GAAP)	A/B	$(0.21)	$0.04

RETURN ON AVERAGE TANGIBLE COMMON STOCKHOLDERS’ EQUITY
Average stockholders’ equity (GAAP)		$17,798	$16,710
Less: Average intangible assets (GAAP)		6,046	6,168
Average preferred equity (GAAP)		3,605	3,311

Average tangible common stockholders’ equity (non-GAAP)	C	$8,147	$7,231

Return on average tangible common stockholders’ equity (non-GAAP)(1)	A/C	(12.69)%	1.43%

		As of March 31
		2010	2009
TANGIBLE COMMON RATIOS
Ending stockholders’ equity (GAAP)		$17,638	$16,817
Less: Ending intangible assets (GAAP)		6,031	6,154
Ending preferred equity (GAAP)		3,610	3,316

Ending tangible common stockholders’ equity (non-GAAP)	D	$7,997	$7,347

Ending total assets (GAAP)		$137,230	$141,980
Less: Ending intangible assets (GAAP)		6,031	6,154

Ending tangible assets (non-GAAP)	E	$131,199	$135,826

End of period shares outstanding	F	1,192	695
Tangible common stockholders’ equity to tangible assets (non-GAAP)	D/E	6.09%	5.41%

Tangible common book value per share (non-GAAP)	D/F	$6.71	$10.57

TIER 1 COMMON RISK-BASED RATIO
Stockholders’ equity (GAAP)		$17,638	$16,817
Accumulated other comprehensive income		(144)	(11)
Non-qualifying goodwill and intangibles		(5,771)	(5,865)
Other non-qualifying assets		(959)	(267)
Qualifying non-controlling interests		91	91
Qualifying trust preferred securities		846	1,036

Tier 1 capital (regulatory)		$11,701	$11,801
Qualifying non-controlling interests		(91)	(91)
Qualifying trust preferred securities		(846)	(1,036)
Preferred stock		(3,610)	(3,316)

Tier 1 common equity (non-GAAP)	G	$7,154	$7,358

Risk-weighted assets (regulatory)	H	$100,323	$113,312
Tier 1 common risk-based ratio (non-GAAP)	G/H	7.13%	6.49%

(1)	Income statement amounts have been annualized in calculation.

Annualized return on average common stockholders’ equity for the first quarter of 2010 was (7.28%) compared to 0.77% for the same period in 2009. Annualized return on average tangible common equity for the first three months of 2010 was (12.69%) compared to 1.43% for the same period in 2009. Annualized return on average assets for the three months ended March 31, 2010 and 2009 was (0.74%) and 0.07%, respectively.

NET INTEREST INCOME

The following table presents an analysis of net interest income/margin for the three months ended March 31:

Table 15—Consolidated Average Daily Balances and Yield/Rate Analysis

	Three Months Ended March 31
	2010			2009
(Dollars in millions; yields on taxable-equivalent basis)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Federal funds sold and securities purchased under agreements to resell	$373	$—	0.39%	$545	$1	0.80%
Trading account assets	1,288	13	3.99	1,234	13	4.21
Securities:
Taxable	23,811	242	4.11	19,160	239	5.06
Tax-exempt	51	1	9.35	687	11	6.34
Loans held for sale	1,392	8	2.46	1,819	15	3.45
Loans, net of unearned income(1)(2)	89,723	952	4.30	96,648	1,102	4.62
Other interest-earning assets	5,973	7	0.46	5,599	6	0.40

Total interest-earning assets	122,611	1,223	4.04	125,692	1,387	4.47
Allowance for loan losses	(3,144)			(1,868)
Cash and due from banks	2,181			2,396
Other non-earning assets	17,917			17,343

	$139,565			$143,563

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Savings accounts	$4,215	1	0.13	$3,804	1	0.12
Interest-bearing transaction accounts	15,709	11	0.27	14,909	10	0.27
Money market accounts	25,715	40	0.64	21,204	67	1.28
Time deposits	29,779	190	2.58	32,894	288	3.55
Other	—	—	—	530	—	0.07

Total interest-bearing deposits(3)	75,418	242	1.30	73,341	366	2.02
Federal funds purchased and securities sold under agreements to repurchase	1,989	1	0.19	3,199	3	0.41
Other short-term borrowings	1,086	2	0.81	9,023	17	0.73
Long-term borrowings	17,417	139	3.24	18,958	184	3.95

Total interest-bearing liabilities	95,910	384	1.62	104,521	570	2.21

Net interest spread			2.42			2.26

Non-interest-bearing deposits(3)	22,817			18,896
Other liabilities	3,040			3,436
Stockholders’ equity	17,798			16,710

	$139,565			$143,563

Net interest income/margin on a taxable-equivalent basis(4)		$839	2.77%		$817	2.64%

Notes:

(1)	Loans, net of unearned income include non-accrual loans for all periods presented.
(2)	Interest income includes net loan fees of $11 million and $2 million for the quarters ended March 31, 2010 and 2009, respectively.
(3)

Total deposit costs may be calculated by dividing total interest expense on deposits by the sum of interest-bearing deposits and non-interest bearing deposits. The rates for total deposit costs equal 1.00% and 1.61%, respectively, for the three months ended March 31, 2010 and 2009.

(4)	The computation of taxable-equivalent net interest income is based on the stautory federal income tax rate of 35%, adjusted for applicable state income taxes net of the related federal tax benefit.

For the first quarter of 2010, net interest income (taxable-equivalent basis) totaled $839 million compared to $817 million in the first quarter of 2009. The net interest margin (taxable-equivalent basis) was 2.77% in the first quarter of 2010, compared to 2.64% during the first quarter of 2009. Improved deposit pricing as well as a favorable mix shift to include a higher percentage of low-cost deposits compared to time deposits has driven the improvement in net interest margin. Additionally improving spreads on newly originated and renewed loans also contributed to the increase in the net interest margin for the first quarter of 2010 versus prior periods. The Company expects the net interest margin to continue improving gradually throughout the year reaching 3.00% by year end. As this outlook does not presume a significant impact from movement in interest rates, the main drivers of expected net interest margin improvement primarily stem from the aforementioned improvement in deposit mix and costs and average spreads on earning assets.

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

Sensitivity Measurement—Financial simulation models are Regions’ primary tools used to measure interest rate exposure. Using a wide range of sophisticated simulation techniques provides management with extensive information on the potential impact to net interest income caused by changes in interest rates. Models are structured to simulate cash flows and accrual characteristics of Regions’ balance sheet. Assumptions are made about the direction and volatility of interest rates, the slope of the yield curve, and the changing composition of the balance sheet that result from both strategic plans and from customer behavior. Among the assumptions are expectations of balance sheet growth and composition, the pricing and maturity characteristics of existing business and the characteristics of future business. Interest rate-related risks are expressly considered, such as pricing spreads, the lag time in pricing deposit accounts, prepayments and other option risks. Regions considers these factors, as well as the degree of certainty or uncertainty surrounding their future behavior.

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

The primary objective of asset/liability management at Regions is to coordinate balance sheet composition with interest rate risk management to sustain a reasonable and stable net interest income throughout various interest rate cycles. In computing interest rate sensitivity for measurement, Regions compares a set of alternative interest rate scenarios to the results of a base case scenario based on “market forward rates.” The standard set of interest rate scenarios includes the traditional instantaneous parallel rate shifts of plus 100, 200 and 300 basis points. Regions also prepares a minus 100 basis points scenario; a minus 200 basis scenario is not considered realistic in the current rate environment. Up-rate scenarios of greater magnitude are also analyzed, and are of increased importance provided that current and historic low levels of interest rates increase the relative likelihood of a rapid and substantial increase in interest rates. Regions also includes simulations of gradual interest rate movements that may more realistically mimic potential interest rate movements. These gradual scenarios include curve steepening, flattening, and parallel movements of various magnitudes phased in over a six-month period, and include rate shifts of plus and minus 100 basis points and plus 200 basis points. A 300 basis point shift for the gradual scenarios would produce a resulting relationship similar to the instantaneous 300 basis point scenario.

Exposure to Interest Rate Movements—In September 2009, Regions’ management projected that, although macro-economic conditions were expected to improve in 2010, the pace of recovery was at risk to underperform the broader markets’ view. Consequently, Regions anticipated the likelihood that key interest rates would remain at or near historic lows through most of 2010. Accordingly, with the balance sheet in an asset sensitive position, net interest income was at risk to underperform. To offset this risk, Regions entered into a series of short-term, receive-fixed derivative instruments with final maturity in September 2010. In the first quarter of 2010, Regions extended these positions through December 2010. These derivative instruments will offset the negative impact to net interest income if rates remain at the very low levels that have thus far prevailed in 2010. However, should rates unexpectedly rise prior to December 2010, the benefit to net interest income in 2010 will be partially offset by the derivative instruments. The impact of a rise in the level of interest rates to net interest income subsequent to 2010 is unaffected by these derivative instruments.

Inclusive of all interest-rate risk hedging activities, as of March 31, 2010, Regions was moderately asset sensitive to both gradual and instantaneous rate shifts as compared to the base case for the measurement horizon ending in December 2010. Upon final maturity of the short-term derivatives in December 2010, Regions will be more asset sensitive. To illustrate the impact to sensitivity attributable to maturity of the short-term derivatives in December 2010, the net interest income sensitivity specifically attributable to these derivatives and the sensitivity excluding these derivatives (“remaining assets / liabilities”) are both provided in the table below.

Table 16—Interest Rate Sensitivity

	Estimated Amount of Change in Annual Net Interest Income as of March 31, 2010
Instantaneous Change in Interest Rates	Impact of Short-Term Derivatives Maturing December 2010	Remaining Assets /Liabilities	Total
	(In millions)
+ 300 basis points	$(230)	$339	$109
+ 200 basis points	(153)	258	105
+ 100 basis points	(77)	172	95
- 100 basis points	45	(97)	(52)

	Estimated Amount of Change in Annual Net Interest Income as of March 31, 2010
Gradual Change in Interest Rates	Impact of Short-Term Derivatives Maturing December 2010	Remaining Assets /Liabilities	Total
	(In millions)
+ 200 basis points	$(127)	$230	$103
+ 100 basis points	(64)	140	76
- 100 basis points	45	(61)	(16)

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

In the normal course of business, Morgan Keegan enters into underwriting and forward and future commitments. At March 31, 2010, the contract amounts of futures contracts were $12 million to purchase and $114 million to sell U.S. Government and municipal securities. Morgan Keegan typically settles its position by entering into equal but opposite contracts and, as such, the contract amounts do not necessarily represent future cash requirements. Settlement of the transactions relating to such commitments is not expected to have a material effect on Regions’ consolidated financial position. Transactions involving future settlement give rise to market risk, which represents the potential loss that can be caused by a change in the market value of a particular financial instrument. Regions’ exposure to market risk is determined by a number of factors, including the size, composition and diversification of positions held, the absolute and relative levels of interest rates, and market volatility.

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

To manage trading risks arising from interest rate and equity price risks, Regions uses a Value at Risk (“VAR”) model along with other risk management methods to measure the potential fair value the Company could lose on its trading positions given a specified statistical confidence level and time-to-liquidate time horizon. The end-of-period VAR was approximately $1 million at both March 31, 2010 and December 31, 2009. Maximum daily VAR utilization during the first quarter of 2010 was $2 million and average daily VAR during the same period was $1 million.

Morgan Keegan has been an underwriter and dealer in auction rate securities. See Note 11 “Commitments and Contingencies” to the consolidated financial statements as well as Item 1. “Legal Proceedings” of Part II “Other Information” for more details regarding regulatory action related to Morgan Keegan auction rate securities. As of March 31, 2010, customers of Morgan Keegan owned approximately $210 million of auction rate securities, and Morgan Keegan held approximately $165 million of auction rate securities on the balance sheet.

PROVISION FOR LOAN LOSSES

The provision for loan losses is used to maintain the allowance for loan losses at a level that in management’s judgment is adequate to cover losses inherent in the portfolio at the balance sheet date. In the first quarter of 2010, the provision for loan losses was $770 million and net charge-offs were $700 million. In the same quarter of 2009, the provision was $425 million, while net charge-offs were $390 million. Net charge-offs as a percent of average loans (annualized) were 3.16% for the first quarter of 2010 compared to 1.64% for the corresponding period in 2009. The quarterly increase in the allowance for loan losses was attributable to investor real estate (primarily land), commercial, residential first mortgage, and home equity. Despite the continued losses, there are indications that credit costs are stabilizing, as compared to recent quarters. The Company expects non-performing assets and net charge-offs to peak by the end of the second quarter of 2010 and decline thereafter.

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

Loans on one-to-four family residential properties are secured principally by single-family residences. Loans of this type are generally smaller in size and are geographically dispersed throughout Regions’ market areas, with some guaranteed by government agencies or private mortgage insurers. Equity loans and lines, while not included in this category, are similar in nature to one-to-four family loans, except that approximately 57% of equity loans and lines are in a second lien position. Losses on the residential and equity line and loan portfolios depend, to a large degree, on the level of interest rates, the unemployment rate, economic conditions and collateral values, and thus are difficult to predict.

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

NON-INTEREST INCOME

The following table presents a summary of non-interest income:

Table 17—Non-Interest Income

	Three Months Ended March 31		% Change
	2010	2009
	(In millions)
Service charges on deposit accounts	$288	$269	7.29%
Brokerage, investment banking and capital markets	236	217	8.46
Mortgage income	67	73	(8.27)
Trust department income	48	46	4.40
Securities gains, net	59	53	12.38
Insurance commissions and fees	27	28	(5.33)
Leveraged lease termination gains	19	323	(94.20)
Bank owned life insurance	20	15	32.70
Other miscellaneous income	48	42	15.32

	$812	$1,066	(23.86)%

Total non-interest income decreased in the first three months of 2010 compared to the same period of 2009, due primarily to gains from terminations of leveraged leases in 2009 with significantly lower gains in 2010. Additionally, as discussed in detail below, mortgage income was lower in the three months of 2010 compared to the same period of 2009. Increases in brokerage, investment banking and capital markets income and services charges on deposit accounts partially offset the decrease.

Service charges on deposit accounts—Service charges on deposit accounts increased in the first quarter of 2010 by $19 million compared to the same period in 2009. Service charge revenues increased due to a higher level of customer transactions and new account growth that began in 2009 and continued into the first quarter of 2010. Effective April 2010, Regions will eliminate overdraft fees for all transactions when customers overdraw their accounts less than $5 and will lower the maximum number of overdrafts charged per day. Additionally, regulatory changes will negatively impact revenue from service charges prospectively. Total revenues from overdrafts and insufficient funds charges were $605 million in 2009 and $622 million in 2008.

Brokerage, investment banking and capital markets—The majority of this category of income is generated by Morgan Keegan. Brokerage, investment banking and capital markets income increased in the first quarter of 2010 by $19 million compared to the same period in 2009. The increase was primarily due to higher private client income and equity capital markets revenue from Morgan Keegan, driven by higher transaction volumes.

The following table details the components of net income contributed by Morgan Keegan:

Table 18—Morgan Keegan

	Three Months Ended March 31
	2010	2009
	(In millions)
Revenues:
Commissions	$54	$49
Principal transactions	98	94
Investment banking	51	33
Interest	17	22
Trust fees and services	45	41
Investment advisory	28	29
Other	21	7

Total revenues	314	275
Expenses:
Interest expense	3	6
Non-interest expense	272	248

Total expenses	275	254

Income before income taxes	39	21
Income taxes	14	8

Net income	$25	$13

The following table details the breakout of revenue by division contributed by Morgan Keegan:

Table 19—Morgan Keegan

Breakout of Revenue by Division

	Private Client	Fixed-Income Capital Markets	Equity Capital Markets	Regions MK Trust	Asset Management	Interest And Other
	(Dollars in millions)
Three months ended March 31, 2010:
Gross revenue	$86	$95	$22	$49	$26	$36
Percent of gross revenue	27.4%	30.3%	7.0%	15.6%	8.3%	11.4%
Three months ended March 31, 2009:
Gross revenue	$74	$105	$12	$48	$31	$5
Percent of gross revenue	26.9%	38.4%	4.5%	17.4%	11.4%	1.4%

Mortgage income—Mortgage income decreased by $6 million in the first quarter of 2010 compared to the same period in 2009. The quarterly decrease was due to customers taking advantage of historically low mortgage rates in 2009 as the Company experienced $2.8 billion in mortgage originations during the first quarter of 2009 compared to only $1.4 billion in the same period of 2010. The decrease was partially offset by a $16 million gain during the first three months of 2010 due to the impact of the market valuation adjustment for mortgage servicing rights and related derivatives.

Securities gains, net—Securities gains increased in the first quarter of 2010 by $6 million compared to the same period in 2009. The increase reflects a higher realization on sale of portfolio securities within the available for sale category as part of the Company’s asset/liability management strategies. In the first quarter of 2010,

Regions sold approximately $1.4 billion of shorter duration collateralized mortgage obligations (CMOs) and recognized a gain of approximately $59 million. The proceeds were reinvested in newer issue CMOs with slightly higher durations. In the first quarter of 2009, Regions sold approximately $656 million of U.S. Treasury securities available for sale and recognized a gain of approximately $53 million. The proceeds were reinvested in U.S. government agency mortgage-backed securities classified as available for sale.

Leveraged lease termination gains—During the first quarter of 2010 and 2009, non-interest income includes gains of $19 million and $323 million, respectively, relating to the Company’s termination of certain leveraged lease transactions. A 2008 settlement with the IRS negatively impacted the economics of Regions’ leveraged lease portfolio. In addition, there was a mutual desire with lessees to terminate certain leases within this portfolio. The termination gains included in non-interest income were largely offset by increases in income tax expense of $18 million and $315 for the first quarter of 2010 and 2009, respectively, resulting in a minimal impact of the leveraged lease terminations to net income.

NON-INTEREST EXPENSE

The following table presents a summary of non-interest expense. For expanded discussion of certain significant non-interest expense items, refer to the discussion of each component following the table presented.

Table 20—Non-Interest Expense

	Three Months Ended March 31		% Change
	2010	2009
	(In millions)
Salaries and employee benefits	$575	$539	$6.55%
Net occupancy expense	120	107	11.77
Furniture and equipment expense	74	76	(1.56)
Professional and legal fees	66	53	25.82
Amortization of core deposit intangible	28	31	(9.97)
Other real estate owned expense	42	26	66.21
FDIC Premiums	59	10	NM
Loss on early extinguishment of debt	53	—	NM
Other-than-temporary impairments, net	1	3	NM
Other miscellaneous expenses	212	213	(0.46)

	$1,230	$1,058	$16.27%

Salaries and employee benefits—During the first quarter of 2010, salaries and employee benefits increased $36 million compared to the same period of 2009 due primarily to the impact of annual merit increases, incentives tied to the increase in deposit balances and revenues from net interest income, service charges, and brokerage, investment banking and capital markets, along with an increase in benefits due to the reinstatement of pension service accruals in 2010. The increases were partially offset by a reduced level of expense due to lower headcount. As of March 31, 2010, Regions employed 28,213 associates compared to 30,613 at March 31, 2009.

Net occupancy expense—During the first quarter of 2010, net occupancy expense increased $13 million compared to the same period of 2009. The increase is primarily due to additional branch consolidation charges of $8 million in the first quarter of 2010 related to the branch consolidation efforts begun in the fourth quarter of 2009.

Professional and legal fees—Professional and legal fees for the first three months of 2010 increased $13 million compared to the same period in 2009 primarily due to higher legal expenses at Morgan Keegan and credit-related legal costs.

Other real estate owned (“OREO”) expense—OREO expense increased in the first quarter of 2010 as compared to the corresponding period in 2009 by $16 million. The increased expense is related to property valuations as well as an increase in volume of OREO properties held on the balance sheet.

FDIC premiums—FDIC premiums increased in the first quarter of 2010 as compared to the corresponding period in 2009 by $49 million. The increase resulted from higher insured deposit balances and higher premium rates. Additionally, during 2009 Regions utilized its remaining assessment credits, which contributed further to the increase in premiums beginning in the second quarter of 2009.

In the second quarter of 2010, the FDIC proposed a new deposit assessment system, based on risk as measured by newly-developed scorecards and on performance. Regions is currently evaluating the impact of the proposal. Regions expects FDIC premiums to remain elevated in future years.

Loss on early extinguishment of debt—As discussed in the “Long Term Borrowings” section, during the first quarter of 2010, Regions prepaid approximately $1.5 billion of FHLB advances, recognizing an expense of $53 million. There was no corresponding expense in the first quarter of 2009.

INCOME TAXES

Regions’ first quarter 2010 provision for income taxes decreased $476 million compared to the same period in 2009, primarily due to decreased consolidated earnings and decreased tax expense triggered by less sizable lease terminations. The effective tax rate for the first quarter of 2010 was 45.0% compared to 80.4% in the first quarter of 2009.

Income taxes for financial reporting purposes differs from the amount computed by applying the statutory federal income tax rate of 35% for the three months ended March 31, for the reasons below:

Table 21—Income Taxes

	Three Months Ended March 31
	2010	2009
	(In millions)
Tax on income (loss) computed at statutory federal income tax rate	$(125)	$137
Increase (decrease) in taxes resulting from:
Lease financing adjustment	18	208
Tax credits	(25)	(19)
Tax-exempt income from obligations of states and political subdivisions	(5)	(6)
State income tax, net of federal tax benefit	(17)	2
Bank-owned life insurance	(7)	(6)
Other, net	—	(1)

	$(161)	$315

Effective tax rate	45.0%	80.4%

Periodically, Regions invests in pass-through investment vehicles that generate tax credits, principally low-income housing, which directly reduce Regions’ federal income tax liability. Congress has legislated these tax credit programs to encourage capital inflows to these investment vehicles. The amount of tax benefit recognized from these tax credits was $25 million in the first quarter of 2010 compared to $19 million in the first quarter of 2009.

Regions has segregated a portion of its investment securities and intellectual property into separate legal entities in order to, among other business purposes, maximize the return on such assets by the professional and focused management thereof. Regions has recognized state tax benefits related to these legal entities of $6 million in the first quarter of 2010 compared to $7 million in the first quarter of 2009.

Management’s determination of the realization of deferred tax assets (approximately $1.0 billion on a net basis at March 31, 2010) is based upon management’s judgment of various future events and uncertainties, including the timing, nature and amount of future income earned by certain subsidiaries and the implementation of various plans to maximize realization of deferred tax assets in addition to taxable income within the carryback period and reversal of taxable temporary differences. In making its determination of the realization of the net deferred tax asset, management has considered all positive and negative evidence available as of March 31, 2010.

Regions’ strong capital position and history of significant pre-tax earnings, among other items, provide positive evidence supporting realization of deferred tax assets, which management believes outweighs the negative evidence of recent pre-tax losses. The majority of the gross deferred tax asset is produced by timing differences between GAAP and taxable income, a significant portion of which relates to loan loss reserves. This portion of the gross deferred tax asset relates to items that have not yet reduced taxable income and therefore, does not have a set expiration date as of March 31, 2010. It should also be noted that approximately $105 million of the deferred tax assets relate to federal tax credit carryovers, which impose a 20 year expiration date in accordance with U.S. tax law, and $143 million relate to state net operating loss carryovers.

After considering all available evidence, management believes that the subsidiaries will generate sufficient income to realize the deferred tax benefits related to federal income taxes. However, management does not believe that all of its state net operating loss carryforwards will be realized. Accordingly, a valuation allowance has been established in the amount of $24 million against such benefits at March 31, 2010 compared to $23 million at March 31, 2009.

Regions and its subsidiaries file income tax returns in the United States, as well as in various state jurisdictions. As the successor of acquired taxpayers, Regions is responsible for the resolution of audits from both federal and state taxing authorities. In December 2008, the Company reached an agreement with the Internal Revenue Service Appeals Division on the Federal tax treatment of a broad range of uncertain tax positions. The agreement covered the Federal tax returns of Regions Financial Corporation, Union Planters Corporation and AmSouth Bancorporation for tax years 1999-2006. With a few exceptions in certain state jurisdictions, the Company is no longer subject to state and local income tax examinations by taxing authorities for years before 2003, which would include audits of acquired entities. Certain states have proposed various adjustments to the Company’s previously filed tax returns, and management is currently evaluating those proposed adjustments. However, the Company does not anticipate the adjustments would result in a material change to its financial position or results of operations.

As of March 31, 2010 and December 31, 2009, the liability for gross unrecognized tax benefits was approximately $27 million and $26 million, respectively. Essentially, all of the Company’s liability for gross unrecognized tax benefits as of March 31, 2010 would reduce the Company’s effective tax rate, if recognized. As of March 31, 2010, the Company recognized a liability of approximately $6 million for interest, on a pre-tax basis.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Reference is made to pages 64 through 67 included in Management’s Discussion and Analysis.

Item 4.	Controls and Procedures

Based on an evaluation, as of the end of the period covered by this Form 10-Q, under the supervision and with the participation of Regions’ management, including its Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer have concluded that Regions’ disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) are effective. During the quarter ended March 31, 2010, there have been no changes in Regions’ internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Regions’ internal control over financial reporting.

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

Regions and certain of its affiliates have been named in class-action lawsuits filed in federal and state courts on behalf of investors who purchased shares of certain Regions Morgan Keegan Select Funds (the “Funds”) and shareholders of Regions. The Funds were formerly managed by Morgan Asset Management, Inc. (“Morgan Asset Management”). Morgan Asset Management no longer manages these Funds, which were transferred to Hyperion Brookfield Asset Management in 2008. Certain of the funds have since been terminated by Hyperion. The complaints contain various allegations, including claims that the Funds and the defendants misrepresented or failed to disclose material facts relating to the activities of the Funds. No class has been certified, and at this stage of the lawsuits Regions cannot determine the probability of a material adverse result or reasonably estimate a range of potential exposures, if any. However, it is possible that an adverse resolution of these matters may be material to Regions’ business, consolidated financial position or results of operations.

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

On April 7, 2010, the Securities and Exchange Commission (“SEC”), the Financial Industry Regulatory Authority (“FINRA”) and a joint state task force of securities regulators from Alabama, Kentucky, Mississippi, and South Carolina (“Task Force”) announced that they were commencing administrative proceedings against Morgan Keegan, Morgan Asset Management and certain of their employees for violations of federal and state securities laws and NASD rules relating to the Funds. The proceedings contain various allegations, including that the defendants failed to disclose certain risks associated with the Funds and misrepresented the value of the Funds. The administrative proceedings seek civil penalties, injunctive relief, disgorgement, rescission and other relief. The SEC, FINRA and the Task Force had previously informed Morgan Keegan that they were considering commencing these actions. Although it is not possible to predict the ultimate resolution or financial liability with respect to these matters, it is possible that an adverse resolution of these matters may be material to Regions’ business, consolidated financial position or results of operations.

In March 2009, Morgan Keegan received a Wells notice from the SEC’s Atlanta Regional Office related to auction rate securities (“ARS”) indicating that the SEC staff intended to recommend that the Commission take civil action against Morgan Keegan. On July 21, 2009, the SEC filed a complaint in United States District Court for the Northern District of Georgia against Morgan Keegan alleging violations of the federal securities laws in connection with ARS that Morgan Keegan underwrote, marketed and sold. The SEC is seeking an injunction against Morgan Keegan for violations of the antifraud provisions of the federal securities laws, as well as disgorgement, financial penalties and other equitable relief for customers, including repurchase by Morgan Keegan of all ARS that it sold prior to March 20, 2008. Beginning in February 2009, Morgan Keegan commenced a voluntary program to repurchase ARS that it underwrote and sold to the firm’s customers, and extended that repurchase program on October 1, 2009 to include ARS that were sold by Morgan Keegan to its customers but were underwritten by other firms. As of March 31, 2010, customers of Morgan Keegan owned approximately $210 million of ARS and Morgan Keegan held approximately $165 million of ARS on its balance sheet. On July 21, 2009, the Alabama Securities Commission issued a “Show Cause” order to Morgan Keegan arising out of the ARS matter that is the subject of the SEC complaint described above. The order requires Morgan Keegan to show cause why its registration as a broker-dealer should not be suspended or revoked in the State of Alabama and also why it should not be subject to disgorgement, repurchasing all ARS sold to Alabama residents and payment of costs and penalties. Although it is not possible to predict the ultimate resolution or financial liability with respect to the ARS matter, management is currently of the opinion that the outcome of this matter will not have a material effect on Regions’ business, consolidated financial position or results of operations.

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

The major rating agencies regularly evaluate us and their ratings of our long-term debt based on a number of factors, including our financial strength and conditions affecting the financial services industry generally. Over the past 12 months, all of the major ratings agencies downgraded Regions’ and Regions Bank’s credit ratings. In addition, many of our ratings remain on negative watch or negative outlook. Negative outlook, negative watch or other similar terms mean that a future downgrade is possible. The ratings assigned to Regions and Regions Bank remain subject to change at any time, and it is possible that any ratings agency will take action to downgrade Regions, Regions Bank or both in the future. During 2010, Moody’s Investor Services (“Moody’s”) announced, among other things, that the debt and deposit ratings of the seventeen largest U.S. banking institutions, including Regions and Regions Bank, could be negatively affected by the loss of implicit government support contained in the current financial regulatory reform legislation being debated in Congress. In its announcements, Moody’s stated that its current rating of Region Bank benefits by 2 notches and its current rating of Regions benefits by 1 notch from Moody’s assumption regarding government support. Given continued uncertainty regarding the final form of any such regulatory reform, Moody’s has said that it is unlikely to take actions regarding affected banks’ ratings until the law’s content and implications have been clarified and its impact on specific institutions can be assessed. Other ratings agencies may undertake similar reviews of their current ratings of Regions and Regions Bank in response to the financial regulatory reform legislation.

In general, ratings agencies base their ratings on many quantitative and qualitative factors, including capital adequacy, liquidity, asset quality, business mix and level and quality of earnings, and we may not be able to maintain our current credit ratings. In addition, ratings agencies have themselves been subject to scrutiny arising from the financial crisis such that the rating agencies may make or may be required to make substantial changes to their ratings policies and practices. Such changes may, among other things, adversely affect the ratings of our securities or other securities in which we have an economic interest. Any decrease in credit ratings to a non-investment grade rating by one or more ratings agencies, could impact our access to the capital markets or short-term funding and/or increase our financial costs, and thereby adversely affect Regions’ financial condition and liquidity. Currently, Regions’ Senior ratings from Standard & Poor’s, Moody’s, Fitch Ratings and DBRS are 1, 1, 3 and 3 notches, respectively, above non-investment grade ratings. Where Regions is providing forms of credit support such as letters of credit, standby lending arrangements or other forms of credit support, a decline in short-term credit ratings may require that customers of Regions seek replacement credit support from a higher rated institution. Our counterparties are also sensitive to the risk of a ratings downgrade and may be less likely to engage in transactions with us, or may only engage in them at a substantially higher cost, if our ratings were downgraded to below investment grade. We cannot predict whether customer relationships or opportunities for future relationships could be adversely affected by customers who choose to do business with a higher rated institution.

The effect of such downgrades in our derivative positions is discussed in Note 9 “Derivative Financial Instruments and Hedging Activities” of the Notes to the Consolidated Financial Statements in Part 1 Item 1. of this Quarterly Report on Form 10-Q. Our credit ratings are discussed in greater detail under the “Credit Ratings” section of Part 1 Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operation” of this Quarterly Report on Form 10-Q.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Information concerning Regions’ repurchases of its outstanding common stock during the three-month period ended March 31, 2010, is set forth in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 – 31, 2010	—	—	—	23,072,300
February 1 – 28, 2010	—	—	—	23,072,300
March 1 – 31, 2010	—	—	—	23,072,300
Total	—	—	—	23,072,300

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

Restrictions on Dividends and Repurchase of Stock

Holders of Regions common stock are only entitled to receive such dividends as Regions’ board of directors may declare out of funds legally available for such payments. Furthermore, holders of Regions common stock are subject to the prior dividend rights of any holders of Regions preferred stock then outstanding. As of March 31, 2010, there were 3,500,000 shares of Regions’ Fixed Rate Cumulative Perpetual Preferred Stock Series A (the “Series A Preferred Stock”) and 267,665 shares of Regions’ 10% Mandatory Convertible Preferred Stock, Series B (the “Mandatory Convertible Preferred Stock”), each with liquidation amount of $1,000 per share, issued and outstanding. Under the terms of the Series A Preferred Stock and the Mandatory Convertible Preferred Stock, Regions’ ability to declare and pay dividends on or repurchase Regions common stock will be subject to restrictions in the event Regions fails to declare and pay (or set aside for payment) full dividends on the Series A

Preferred Stock or the Mandatory Convertible Preferred Stock. See Note 13 “Subsequent Events” to the consolidated financial statements for discussion of early conversion of the Mandatory Convertible Preferred Stock subsequent to the balance sheet date.

As long as the Series A Preferred Stock or the Mandatory Convertible Preferred Stock are outstanding, dividend payments and repurchases or redemptions relating to certain equity securities, including Regions common stock, are prohibited until all accrued and unpaid dividends are paid on such preferred stock, subject to certain limited exceptions. In addition, prior to November 14, 2011, unless Regions has redeemed all of the Series A Preferred Stock or the U.S. Treasury has transferred all of the Series A Preferred Stock to third parties, the consent of the U.S. Treasury will be required for Regions to, among other things, increase its common stock dividend above $0.10 except in limited circumstances or to repurchase any shares of common stock except in connection with benefit plans in the ordinary course of business and certain other limited exceptions. Regions has reduced its quarterly dividend to $0.01 per share and does not expect to increase its quarterly dividend above such level for the foreseeable future. Also, Regions is a bank holding company, and its ability to declare and pay dividends is dependent on certain federal regulatory considerations, including the guidelines of the Federal Reserve regarding capital adequacy and dividends.

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

Item 6.	Exhibits

The following is a list of exhibits including items incorporated by reference

3.1	Restated Certificate of Incorporation filed as Exhibit 3.1 to Form 10-Q Quarterly Report filed by registrant on August 3, 2007, incorporated herein by reference

3.2	Certificate of Designations filed as Exhibit 3.1 to Form 8-K Current Report filed by registrant on November 18, 2008, incorporated herein by reference

3.3	Certificate of Designations filed as Exhibit 3.1 to Form 8-K Current Report filed by registrant on May 27, 2009, incorporated herein by reference

3.4	By-laws as restated filed as Exhibit 3.2 to Form 8-K Current Report filed by registrant on April 22, 2008, incorporated herein by reference

10.1	Consulting Agreement, dated February 22, 2010 between Regions Financial Corporation and C. Dowd Ritter, incorporated herein by reference to Exhibit 10.1 to Form 8-K Current Report filed by registrant on February 22, 2010

10.2	Form of letter agreement and Waiver executed in favor of U.S. Treasury and signed by each of David J. Turner, Jr. and John B. Owen, incorporated herein by reference to Exhibit 10.47 to Form 10-K Annual Report filed by registrant on February 25, 2009.

12	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101	Interactive Data File

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned thereunto duly authorized.

Regions Financial Corporation
DATE: May 5, 2010
/S/ HARDIE B. KIMBROUGH, JR.
Hardie B. Kimbrough, Jr.
Executive Vice President and Controller
(Chief Accounting Officer and Authorized Officer)