Form 10-Q
period 2010-06-30
REGIONS FINANCIAL CORP
filed 2010-08-04
CIK 1281761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from             to

Commission File Number: 000-50831

Regions Financial Corporation

(Exact name of registrant as specified in its charter)

Delaware	63-0589368
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1900 Fifth Avenue North Birmingham, Alabama	35203
(Address of principal executive offices)	(Zip Code)

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

The number of shares outstanding of each of the issuer’s classes of common stock was 1,255,941,000 shares of common stock, par value $.01, outstanding as of July 31, 2010.

REGIONS FINANCIAL CORPORATION

FORM 10-Q

Forward-Looking Statements

This Quarterly Report on Form 10-Q, other periodic reports filed by Regions Financial Corporation (“Regions”) under the Securities Exchange Act of 1934, as amended, and any other written or oral statements made by or on behalf of Regions may include forward-looking statements. The Private Securities Litigation Reform Act of 1995 (the “Act”) provides a “safe harbor” for forward-looking statements which are identified as such and are accompanied by the identification of important factors that could cause actual results to differ materially from the forward-looking statements. For these statements, we, together with our subsidiaries, claim the protection afforded by the safe harbor in the Act. Forward-looking statements are not based on historical information, but rather are related to future operations, strategies, financial results or other developments. Forward-looking statements are based on management’s expectations as well as certain assumptions and estimates made by, and information available to, management at the time the statements are made. Those statements are based on general assumptions and are subject to various risks, uncertainties and other factors that may cause actual results to differ materially from the views, beliefs and projections expressed in such statements. These risks, uncertainties and other factors include, but are not limited to, those described below:

•

The Dodd-Frank Wall Street Reform and Consumer Protection Act became law on July 21, 2010, and a number of legislative, regulatory and tax proposals remain pending. Additionally, the U.S. Treasury and federal banking regulators continue to implement, but are also beginning to wind down, a number of programs to address capital and liquidity in the banking system. All of the foregoing may have significant effects on Regions and the financial services industry, the exact nature and extent of which cannot be determined at this time.

•

The impact of compensation and other restrictions imposed under the Troubled Asset Relief Program (“TARP”) until Regions repays the outstanding preferred stock and warrant issued under the TARP, including restrictions on Regions’ ability to attract and retain talented executives and associates.

•	Possible additional loan losses, impairment of goodwill and other intangibles, and adjustment of valuation allowances on deferred tax assets and the impact on earnings and capital.

•	Possible changes in interest rates may increase funding costs and reduce earning asset yields, thus reducing margins.

•

Possible changes in general economic and business conditions in the United States in general and in the communities Regions serves in particular, including any prolonging or worsening of the current unfavorable economic conditions, including unemployment levels.

•	Possible changes in the creditworthiness of customers and the possible impairment of the collectability of loans.

•

Possible changes in trade, monetary and fiscal policies, laws and regulations, and other activities of governments, agencies, and similar organizations, including changes in accounting standards, may have an adverse effect on business.

•	The current stresses in the financial and real estate markets, including possible continued deterioration in property values.

•	Regions’ ability to manage fluctuations in the value of assets and liabilities and off-balance sheet exposure so as to maintain sufficient capital and liquidity to support Regions’ business.

•	Regions’ ability to achieve the earnings expectations related to businesses that have been acquired or that may be acquired in the future.

•	Regions’ ability to expand into new markets and to maintain profit margins in the face of competitive pressures.

•	Regions’ ability to develop competitive new products and services in a timely manner and the acceptance of such products and services by Regions’ customers and potential customers.

•	Regions’ ability to keep pace with technological changes.

•	Regions’ ability to effectively manage credit risk, interest rate risk, market risk, operational risk, legal risk, liquidity risk, and regulatory and compliance risk.

•	Regions’ ability to ensure adequate capitalization which is impacted by inherent uncertainties in forecasting credit losses.

•	The cost and other effects of material contingencies, including litigation contingencies, and any adverse judicial, administrative, or arbitral rulings or proceedings.

•	The effects of increased competition from both banks and non-banks.

•	The effects of geopolitical instability and risks such as terrorist attacks.

•	Possible changes in consumer and business spending and saving habits could affect Regions’ ability to increase assets and to attract deposits.

•	The effects of weather and natural disasters such as floods, droughts and hurricanes, and the effects of the Gulf of Mexico oil spill.

•	Regions’ ability to maintain favorable ratings from rating agencies.

•	Potential dilution of holders of shares of Regions’ common stock resulting from the U.S. Treasury’s investment in TARP.

•	Possible changes in the speed of loan prepayments by Regions’ customers and loan origination or sales volumes.

•	The effects of problems encountered by larger or similar financial institutions that adversely affect Regions or the banking industry generally.

•	Regions’ ability to receive dividends from its subsidiaries.

•	The effects of the failure of any component of Regions’ business infrastructure which is provided by a third party.

•	The effects of any damage to Regions’ reputation resulting from developments related to any of the items identified above.

The words “believe,” “expect,” “anticipate,” “project,” and similar expressions often signify forward-looking statements. You should not place undue reliance on any forward-looking statements, which speak only as of the date made. We assume no obligation to update or revise any forward-looking statements that are made from time to time.

See also Item 1A. “Risk Factors” of this Form 10-Q and of Regions’ Annual Report on Form 10-K for the year ended December 31, 2009 and Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30 2010	December 31 2009	June 30 2009
	(In millions, except share data)
Assets
Cash and due from banks	$2,097	$2,052	$2,363
Interest-bearing deposits in other banks	4,562	5,580	2,846
Federal funds sold and securities purchased under agreements to resell	752	379	3,221
Trading account assets	1,261	3,039	1,109
Securities available for sale	24,166	24,069	19,681
Securities held to maturity	28	31	43
Loans held for sale (includes $819, $780 and $1,373 measured at fair value, respectively)	1,162	1,511	1,932
Loans, net of unearned income	85,945	90,674	96,149
Allowance for loan losses	(3,185)	(3,114)	(2,282)

Net loans	82,760	87,560	93,867
Other interest-earning assets	1,082	734	829
Premises and equipment, net	2,588	2,668	2,789
Interest receivable	466	468	501
Goodwill	5,561	5,557	5,556
Mortgage servicing rights	220	247	202
Other identifiable intangible assets	443	503	568
Other assets	8,192	7,920	7,304

Total assets	$135,340	$142,318	$142,811

Liabilities and Stockholders’ Equity
Deposits:
Non-interest-bearing	$22,993	$23,204	$20,995
Interest-bearing	73,257	75,476	73,731

Total deposits	96,250	98,680	94,726
Borrowed funds:
Short-term borrowings:
Federal funds purchased and securities sold under agreements to repurchase	1,929	1,893	2,265
Other short-term borrowings	1,035	1,775	4,927

Total short-term borrowings	2,964	3,668	7,192
Long-term borrowings	15,415	18,464	18,238

Total borrowed funds	18,379	22,132	25,430
Other liabilities	3,248	3,625	3,918

Total liabilities	117,877	124,437	124,074
Stockholders’ equity:
Preferred stock, authorized 10 million shares
Series A, cumulative perpetual participating, par value $1.00 (liquidation preference $1,000.00) per share, net of discount; Issued—3,500,000 shares	3,360	3,343	3,325
Series B, mandatorily convertible, cumulative perpetual participating, par value $1,000.00 (liquidation preference $1,000.00) per share; Issued—0; 267,665 and 287,500 shares, respectively	—	259	278
Common stock, par value $.01 per share:
Authorized 1.5 billion shares
Issued including treasury stock—1,298,911,598; 1,235,850,589 and 1,231,643,211 shares, respectively	13	12	12
Additional paid-in capital	19,038	18,781	18,740
Retained earnings (deficit)	(3,849)	(3,235)	(2,169)
Treasury stock, at cost—42,969,345; 43,241,020 and 43,439,788 shares, respectively	(1,405)	(1,409)	(1,413)
Accumulated other comprehensive income (loss), net	306	130	(36)

Total stockholders’ equity	17,463	17,881	18,737

Total liabilities and stockholders’ equity	$135,340	$142,318	$142,811

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
	(In millions, except per share data)
Interest income on:
Loans, including fees	$930	$1,073	$1,875	$2,171
Securities:
Taxable	224	239	466	478
Tax-exempt	—	5	1	12

Total securities	224	244	467	490
Loans held for sale	9	15	17	31
Federal funds sold and securities purchased under agreements to resell	1	1	1	2
Trading account assets	9	10	21	22
Other interest-earning assets	7	8	14	14

Total interest income	1,180	1,351	2,395	2,730
Interest expense on:
Deposits	194	330	436	696
Short-term borrowings	2	16	5	36
Long-term borrowings	128	174	267	358

Total interest expense	324	520	708	1,090

Net interest income	856	831	1,687	1,640
Provision for loan losses	651	912	1,421	1,337

Net interest income (loss) after provision for loan losses	205	(81)	266	303
Non-interest income:
Service charges on deposit accounts	302	288	590	557
Brokerage, investment banking and capital markets	254	263	490	480
Mortgage income	63	64	130	137
Trust department income	49	48	97	94
Securities gains, net	—	108	59	161
Leveraged lease termination gains	—	189	19	512
Other	88	239	183	324

Total non-interest income	756	1,199	1,568	2,265
Non-interest expense:
Salaries and employee benefits	560	586	1,135	1,125
Net occupancy expense	110	112	230	219
Furniture and equipment expense	79	78	153	154
Other-than-temporary impairments (1)	—	69	1	72
Regulatory charge	200	—	200	—
Other	377	386	837	719

Total non-interest expense	1,326	1,231	2,556	2,289

Income (loss) before income taxes	(365)	(113)	(722)	279
Income taxes	(88)	75	(249)	390

Net income (loss)	$(277)	$(188)	$(473)	$(111)

Net income (loss) available to common shareholders	$(335)	$(244)	$(590)	$(218)

Weighted-average number of shares outstanding:
Basic	1,200	876	1,197	785
Diluted	1,200	876	1,197	785
Earnings (loss) per common share:
Basic	$(0.28)	$(0.28)	$(0.49)	$(0.28)
Diluted	(0.28)	(0.28)	(0.49)	(0.28)
Cash dividends declared per common share	0.01	0.01	0.02	0.11

(1)

Includes $260 million for the three months ended and $263 million for the six months ended June 30, 2009, respectively, of gross charges, net of $191 million non-credit portion reported in other comprehensive income (loss). The corresponding 2010 amounts are immaterial.

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Treasury Stock, At Cost	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount	Shares	Amount					Total
	(In millions, except per share data)
BALANCE AT JANUARY 1, 2009	4	$3,307	691	$7	$16,815	$(1,869)	$(1,425)	$(22)	$16,813
Comprehensive income:
Net income (loss)	—	—	—	—	—	(111)	—	—	(111)
Net change in unrealized gains and losses on securities available for sale, net of tax and reclassification adjustment, excluding non-credit portion of other-than temporary impairments*	—	—	—	—	—	—	—	170	170
Non-credit portion of other-than-temporary impairments recognized in other comprehensive income, net of tax*	—	—	—	—	—	—	—	(124)	(124)
Net change in unrealized gains and losses on derivative instruments, net of tax and reclassification adjustment*	—	—	—	—	—	—	—	(78)	(78)
Net change from defined benefit pension plans, net of tax*	—	—	—	—	—	—	—	18	18

Comprehensive income (loss)									(125)
Cash dividends declared—$0.11 per share	—	—	—	—	—	(82)	—	—	(82)
Preferred dividends	—	—	—	—	—	(89)	—	—	(89)
Preferred stock transactions:
Net proceeds from issuance of 287.5 thousand shares of mandatorily convertible preferred stock	—	278	—	—	—	—	—	—	278
Discount accretion	—	18	—	—	—	(18)	—	—	—
Common stock transactions:
Net proceeds from issuance of 460 million shares of common stock	—	—	460	5	1,764	—	—	—	1,769
Issuance of 33 million shares of common stock in connection with early extinguishment of debt	—	—	33	—	135	—	—	—	135
Stock transactions under compensation plans, net	—	—	4	—	9	—	12	—	21
Amortization of unearned restricted stock and related adjustments	—	—	—	—	17	—	—	—	17

BALANCE AT JUNE 30, 2009	4	$3,603	1,188	$12	$18,740	$(2,169)	$(1,413)	$(36)	$18,737

BALANCE AT JANUARY 1, 2010	4	$3,602	1,193	$12	$18,781	$(3,235)	$(1,409)	$130	$17,881
Comprehensive income:
Net income (loss)	—	—	—	—	—	(473)	—	—	(473)
Net change in unrealized gains and losses on securities available for sale, net of tax and reclassification adjustment*	—	—	—	—	—	—	—	234	234
Net change in unrealized gains and losses on derivative instruments, net of tax and reclassification adjustment*	—	—	—	—	—	—	—	(67)	(67)
Net change from defined benefit pension plans, net of tax*	—	—	—	—	—	—	—	9	9

Comprehensive income (loss)									(297)
Cash dividends declared—$0.02 per share	—	—	—	—	—	(24)	—	—	(24)
Preferred dividends	—	—	—	—	3	(100)	—	—	(97)
Preferred stock transactions:
Conversion of mandatorily convertible preferred stock into 63 million shares of common stock	—	(259)	63	1	258	—	—	—	—
Discount accretion	—	17	—	—	—	(17)	—	—	—
Common stock transactions:
Stock transactions under compensation plans, net	—	—	—	—	(5)	—	4	—	(1)
Amortization of unearned restricted stock and related adjustments	—	—	—	—	1	—	—	—	1

BALANCE AT JUNE 30, 2010	4	$3,360	1,256	$13	$19,038	$(3,849)	$(1,405)	$306	$17,463

See notes to consolidated financial statements.

*	See disclosure of reclassification adjustment amount and tax effect, as applicable, in Note 3 to the consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30
	2010	2009
	(In millions)
Operating activities:
Net income (loss)	$(473)	$(111)
Adjustments to reconcile net cash provided by operating activities:
Provision for loan losses	1,421	1,337
Depreciation and amortization of premises and equipment	145	140
Provision for losses on other real estate, net	64	36
Net amortization (accretion) of securities	92	(9)
Net amortization of loans and other assets	109	131
Net accretion of deposits and borrowings	(3)	(9)
Net securities gains	(59)	(161)
Loss (gain) on early extinguishment of debt	53	(61)
Other-than-temporary impairments, net	1	72
Deferred income tax benefit	(146)	(302)
Originations and purchases of loans held for sale	(2,294)	(4,683)
Proceeds from sales of loans held for sale	2,853	4,261
Gain on sale of loans, net	(33)	(67)
Decrease (increase) in trading account assets	1,778	(59)
(Increase) decrease in other interest-earning assets	(348)	68
Decrease (increase) in interest receivable	2	(43)
(Increase) decrease in other assets	(58)	1,130
(Decrease) increase in other liabilities	(365)	458
Other	61	(38)

Net cash from operating activities	2,800	2,090
Investing activities:
Proceeds from sales of securities available for sale	1,460	2,413
Proceeds from maturities of:
Securities available for sale	3,686	2,674
Securities held to maturity	3	4
Purchases of:
Securities available for sale	(4,899)	(5,741)
Proceeds from sales of loans	630	168
Net decrease (increase) in loans	2,209	(364)
Net purchases of premises and equipment	(71)	(143)
Net cash received from deposits assumed	—	279

Net cash from investing activities	3,018	(710)
Financing activities:
Net (decrease) increase in deposits	(2,430)	3,545
Net decrease in short-term borrowings	(704)	(8,630)
Proceeds from long-term borrowings	743	1,200
Payments on long-term borrowings	(3,901)	(1,923)
Net proceeds from issuance of mandatorily convertible preferred stock	—	278
Net proceeds from issuance of common stock	—	1,769
Cash dividends on common stock	(24)	(82)
Cash dividends on preferred stock	(97)	(89)
Proceeds from stock transactions under compensation plans	(5)	9

Net cash from financing activities	(6,418)	(3,923)

Decrease in cash and cash equivalents	(600)	(2,543)
Cash and cash equivalents at beginning of year	8,011	10,973

Cash and cash equivalents at end of period	$7,411	$8,430

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Three and Six Months Ended June 30, 2010 and 2009

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

NOTE 2—Earnings (Loss) per Common Share

The following table sets forth the computation of basic earnings (loss) per common share and diluted earnings (loss) per common share:

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
	(In millions, except per share amounts)
Numerator:
Net income (loss)	$(277)	$(188)	$(473)	$(111)
Preferred stock dividends and accretion	(58)	(56)	(117)	(107)

Net income (loss) available to common shareholders	$(335)	$(244)	$(590)	$(218)

Denominator:
Weighted-average common shares outstanding—basic	1,200	876	1,197	785
Common stock equivalents	—	—	—	—

Weighted-average common shares outstanding—diluted	1,200	876	1,197	785

Earnings (loss) per common share:
Basic	$(0.28)	$(0.28)	$(0.49)	$(0.28)
Diluted	(0.28)	(0.28)	(0.49)	(0.28)

The effect from the assumed exercise of 57 million stock options for both the quarter and six months ended June 30, 2010 and 55 million stock options for both the quarter and six months ended June 30, 2009 was not included in the above computations of diluted earnings (loss) per common share because such amounts would have had an antidilutive effect on earnings (loss) per common share.

As discussed in Note 3 to the consolidated financial statements, approximately 63 million common shares were issued in June of 2010 in connection with the conversion of the remaining Series B mandatorily convertible preferred shares, which were originally issued in May 2009. Under applicable accounting literature, such shares should be included in the denominator in arriving at diluted earnings per share as if they were issued at the beginning of the reporting period or as of the date issued, if later. However, the assumed conversion was not included in the computation above because such amounts would have had an antidilutive effect on earnings (loss) per common share.

NOTE 3—Stockholders’ Equity and Comprehensive Income (Loss)

On November 14, 2008, Regions completed the sale of 3.5 million shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A, par value $1.00 and liquidation preference $1,000.00 per share (and $3.5 billion liquidation preference in the aggregate) to the U.S. Treasury as part of the Capital Purchase Program (“CPP”). Regions will pay the U.S. Treasury on a quarterly basis a 5 percent dividend, or $175 million annually, for each of the first five years of the investment, and 9 percent thereafter unless Regions redeems the shares. Regions performed a discounted cash flow analysis to value the preferred stock at the date of issuance. For purposes of this analysis, Regions assumed that the preferred stock would most likely be redeemed five years from the valuation date based on optimal financial budgeting considerations. Regions used the Bloomberg USD US Bank BBB index to derive the market yield curve as of the valuation date to discount future expected cash flows to the valuation date. The discount rate used to value the preferred stock was 7.46 percent, based on this yield curve at a 5-year maturity. Dividends were assumed to be accrued until redemption. While the discounting was required based on a 5-year redemption, Regions did not have a 5-year security or similarly termed security available. As a result, it was necessary to use a benchmark yield curve to calculate the 5-year value. To determine the appropriate yield curve that was applicable to Regions, the yield to maturity on the outstanding debt instrument with the longest dated maturity (8.875% junior subordinated notes due June 2048) was compared to the longest point on the USD US Bank BBB index as of November 14, 2008. Regions concluded that the yield to maturity as of the valuation date of the debt, which was 11.03 percent, was consistent with the indicative yield of the curve noted above. The longest available point on this curve was 10.55 percent at 30 years.

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

The fair value allocation of the $3.5 billion between the preferred shares and the warrant resulted in $3.304 billion allocated to the preferred shares and $196 million allocated to the warrant. Accrued dividends on the preferred shares reduced retained earnings by $88 million during the first six months of both 2010 and 2009. The unamortized discount on the preferred shares was $140 million at June 30, 2010, $157 million at December 31, 2009 and $175 million at June 30, 2009. Discount accretion on the preferred shares reduced retained earnings by $17 million and $18 million during the first six months of 2010 and 2009, respectively. Both the preferred securities and the warrant are accounted for as components of Regions’ regulatory Tier 1 Capital.

On May 20, 2009 the Company issued 287,500 shares of mandatorily convertible preferred stock, Series B (“Series B shares”), generating net proceeds of approximately $278 million. Accrued dividends on the Series B shares reduced retained earnings by $12 million and $1 million for the first six months of 2010 and 2009, respectively. In November 2009, a single investor converted approximately 20,000 Series B shares to common shares as allowed under the original transaction documents. On June 18, 2010, as allowed by the terms of the Series B shares, Regions initiated an early conversion of all of the remaining outstanding Series B shares. Dividends accrued and unpaid at the conversion date were settled through issuance of common shares in accordance with the original document. No Series B shares were outstanding at June 30, 2010. Approximately 63 million common shares were issued in the conversion and dividend settlement.

On May 20, 2009, the Company announced a public equity offering and issued 460 million shares of common stock at $4 per share, generating proceeds of $1.8 billion, net of issuance costs.

In addition to the offerings mentioned above, in the second quarter of 2009, the Company also exchanged approximately 33 million common shares for $202 million of outstanding 6.625% trust preferred securities issued by Regions Financing Trust II (“the Trust”). The trust preferred securities were exchanged for junior subordinated notes issued by the Company to the Trust. The Company recognized a pre-tax gain of approximately $61 million on the extinguishment of the junior subordinated notes. The increase in shareholders’ equity related to the debt for common share exchange was approximately $135 million, net of issuance costs.

At June 30, 2010, Regions had 23.1 million common shares available for repurchase through open market transactions under an existing share repurchase authorization. There were no treasury stock purchases through open market transactions during the first six months of 2010. The Company’s ability to repurchase its common stock is limited by the terms of the CPP mentioned above.

The Board of Directors declared a $0.01 cash dividend for the second quarters of both 2010 and 2009. Regions does not expect to increase its quarterly dividend above $0.01 for the foreseeable future. Cash dividends declared for the first six months of 2010 and 2009 were $0.02 and $0.11, respectively.

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

The following disclosure reflects the components of comprehensive income (loss) and any associated reclassification amounts:

	Three Months Ended June 30, 2010
	Before Tax	Tax Effect	Net of Tax
	(In millions)
Net income (loss)	$(365)	$88	$(277)
Net unrealized holding gains and losses on securities available for sale arising during the period	331	(126)	205
Less: reclassification adjustments for net securities gains realized in net income (loss)	—	—	—

Net change in unrealized gains and losses on securities available for sale	331	(126)	205
Net unrealized holding gains and losses on derivatives arising during the period	(16)	6	(10)
Less: reclassification adjustments for net gains realized in net income (loss)	63	(24)	39

Net change in unrealized gains and losses on derivative instruments	(79)	30	(49)
Net actuarial gains and losses arising during the period	22	(9)	13
Less: amortization of actuarial loss and prior service credit realized in net income (loss)	11	(4)	7

Net change from defined benefit plans	11	(5)	6

Comprehensive income (loss)	$(102)	$(13)	$(115)

	Three Months Ended June 30, 2009
	Before Tax	Tax Effect	Net of Tax
	(In millions)
Net income (loss)	$(113)	$(75)	$(188)
Net unrealized holding gains and losses on securities available for sale arising during the period	297	(108)	189
Less: non-credit portion of other-than-temporary impairments recognized in other comprehensive income (loss)	191	(67)	124
Less: reclassification adjustments for net securities gains realized in net income (loss)	108	(37)	71

Net change in unrealized gains and losses on securities available for sale	(2)	(4)	(6)
Net unrealized holding gains and losses on derivatives arising during the period	34	(13)	21
Less: reclassification adjustments for net gains realized in net income (loss)	103	(39)	64

Net change in unrealized gains and losses on derivative instruments	(69)	26	(43)
Net actuarial gains and losses arising during the period	39	(13)	26
Less: amortization of actuarial loss and prior service credit realized in net income (loss)	11	(4)	7

Net change from defined benefit plans	28	(9)	19

Comprehensive income (loss)	$(156)	$(62)	$(218)

	Six Months Ended June 30, 2010
	Before Tax	Tax Effect	Net of Tax
	(In millions)
Net income (loss)	$(722)	$249	$(473)
Net unrealized holding gains and losses on securities available for sale arising during the period	437	(165)	272
Less: reclassification adjustments for net securities gains realized in net income (loss)	59	(21)	38

Net change in unrealized gains and losses on securities available for sale	378	(144)	234
Net unrealized holding gains and losses on derivatives arising during the period	18	(7)	11
Less: reclassification adjustments for net gains realized in net income (loss)	126	(48)	78

Net change in unrealized gains and losses on derivative instruments	(108)	41	(67)
Net actuarial gains and losses arising during the period	39	(16)	23
Less: amortization of actuarial loss and prior service credit realized in net income (loss)	22	(8)	14

Net change from defined benefit plans	17	(8)	9

Comprehensive income (loss)	$(435)	$138	$(297)

	Six Months Ended June 30, 2009
	Before Tax	Tax Effect	Net of Tax
	(In millions)
Net income (loss)	$279	$(390)	$(111)
Net unrealized holding gains and losses on securities available for sale arising during the period	431	(156)	275
Less: non-credit portion of other-than-temporary impairments recognized in other comprehensive income (loss)	191	(67)	124
Less: reclassification adjustments for net securities gains realized in net income (loss)	161	(56)	105

Net change in unrealized gains and losses on securities available for sale	79	(33)	46
Net unrealized holding gains and losses on derivatives arising during the period	73	(28)	45
Less: reclassification adjustments for net gains realized in net income (loss)	198	(75)	123

Net change in unrealized gains and losses on derivative instruments	(125)	47	(78)
Net actuarial gains and losses arising during the period	48	(16)	32
Less: amortization of actuarial loss and prior service credit realized in net income (loss)	22	(8)	14

Net change from defined benefit plans	26	(8)	18

Comprehensive income (loss)	$259	$(384)	$(125)

NOTE 4—Pension and Other Postretirement Benefits

Net periodic pension and other postretirement benefits cost included the following components:

	For The Three Months Ended June 30
	Pension		Other Postretirement Benefits
	2010	2009	2010	2009
	(In millions)
Service cost	$10	$1	$—	$—
Interest cost	23	21	1	1
Expected return on plan assets	(25)	(22)	—	—
Amortization of prior service cost (credit)	1	1	(1)	(1)
Amortization of actuarial loss	10	11	—	—

	$19	$12	$—	$—

	For The Six Months Ended June 30
	Pension		Other Postretirement Benefits
	2010	2009	2010	2009
	(In millions)
Service cost	$19	$2	$—	$—
Interest cost	46	43	2	1
Expected return on plan assets	(50)	(44)	—	—
Amortization of prior service cost (credit)	1	1	(1)	(1)
Amortization of actuarial loss	21	22	—	—

	$37	$24	$1	$—

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

NOTE 5—Share-Based Payments

Regions has long-term incentive compensation plans that permit the granting of incentive awards in the form of stock options, restricted stock awards and units, and/or stock appreciation rights. The terms of all awards issued under these plans are determined by the Compensation Committee of the Board of Directors; however, no awards may be granted after the tenth anniversary of the plans’ adoption. Options and restricted stock usually vest based on employee service, generally within three years from the date of the grant. The contractual lives of options granted under these plans range from seven to ten years from the date of grant.

On May 13, 2010, the shareholders of the Company approved the Regions Financial Corporation 2010 Long-Term Incentive Plan (“2010 LTIP”), which permits the Company to grant to employees and directors various forms of incentive compensation. These forms of incentive compensation are similar to the types of compensation approved in prior plans. The 2010 LTIP authorizes 100 million common share equivalents available for grant, where grants of options count as one share equivalent and grants of full value awards (e.g., shares of restricted stock and restricted stock units) count as 2.25 share equivalents. Unless otherwise determined by the Compensation Committee of the Board of Directors, grants of restricted stock and restricted stock units accrue dividends as they are declared by the Board of Directors, and the dividends are paid upon vesting of the award. The 2010 LTIP closed all prior long-term incentive plans to new grants, and accordingly, prospective grants must be made under the 2010 LTIP or a successor plan. All existing grants under prior long-term incentive plans were unaffected by this amendment. The number of remaining share equivalents available for future issuance under the active long-term compensation plan was approximately 91 million at June 30, 2010.

In the second quarter of 2010, Regions made stock option grants that vest based upon a service condition. The fair value of these stock options was estimated on the date of the grant using a Black-Scholes option pricing model and related assumptions. The stock options vest ratably over a 3-year term. During the first quarter of 2009, Regions made stock option grants from prior long-term incentive plans that vest based upon a service condition and a market condition in addition to awards that were similar to prior grants. The fair value of these stock options was estimated on the date of the grant using a Monte-Carlo simulation method. The simulation generates a defined number of stock price paths in order to develop a reasonable estimate of the range of future expected stock prices and minimize standard error.

The following table summarizes the weighted-average assumptions used and the estimated fair values related to stock options granted during the six months ended June 30:

	June 30
	2010	2009
Expected option life	5.8 yrs.	6.8 yrs.
Expected volatility	74.04%	67.15%
Expected dividend yield	2.22%	1.85%
Risk-free interest rate	2.24%	2.80%
Fair value	$3.86	$1.78

The second quarter 2010 awards of stock options were granted to a broader pool of employees than the 2009 awards. The expected exercise behavior of the broader base of employees receiving awards resulted in a lower expected option life when comparing 2010 to 2009. The expected volatility increased based upon increases in the historical volatility of Regions’ stock price, offset slightly by reductions in the implied volatility measurements from traded options on the Company’s stock. The expected dividend yield increased based upon the company’s expectation of increased dividends over the long term.

The following table details the activity during the first six months of 2010 and 2009 related to stock options:

	For the Six Months Ended June 30
	2010		2009
	Number of Options	Wtd. Avg. Exercise Price	Number of Options	Wtd. Avg. Exercise Price
Outstanding at beginning of period	52,968,560	$26.34	52,955,298	$28.22
Granted	7,173,667	7.00	4,063,209	3.29
Exercised	(24,589)	3.29	—	—
Forfeited or cancelled	(3,281,332)	19.85	(1,594,451)	30.37

Outstanding at end of period	56,836,306	$24.29	55,424,056	$26.31

Exercisable at end of period	45,905,668	$27.77	44,376,343	$28.79

In the second quarter of 2010, Regions granted 800 thousand restricted shares that vest based upon a service condition. The fair value of these restricted shares was estimated based upon the fair value of the underlying shares on the date of the grant. The valuation was not adjusted for the deferral of dividends.

In the first quarter of 2009, Regions granted 2.9 million restricted shares from prior long-term incentive plans that vest based upon a service condition and a market condition in addition to awards that were similar to prior grants. The fair value of these restricted shares was estimated on the date of the grant using a Monte-Carlo simulation method. The assumptions related to this grant included expected volatility of 84.81 percent, expected dividend yield of 1.00 percent, and an expected term of 4.0 years based on the vesting term of the market condition. The risk-free rate is consistent with the assumption used to value stock options. For all other grants that vest solely upon a service condition, the fair value of the awards is estimated based upon the fair value of the underlying shares on the date of the grant.

The following table details the activity during the first six months of 2010 and 2009 related to restricted share awards and units:

	For the Six Months Ended June 30
	2010		2009
	Number of Shares	Wtd. Avg. Grant Date Fair Value	Number of Shares	Wtd. Avg. Grant Date Fair Value
Non-vested at beginning of period	5,964,594	$17.15	4,123,911	$27.67
Granted	1,151,968	6.96	3,100,415	2.87
Vested	(844,787)	34.44	(288,406)	33.44
Forfeited	(1,024,271)	16.65	(155,303)	26.64

Non-vested at end of period	5,247,504	$12.23	6,780,617	$16.11

NOTE 6—Securities

The amortized cost, gross unrealized gains and losses, and estimated fair value of securities available for sale and securities held to maturity are as follows:

June 30, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Securities available for sale:
U.S. Treasury securities	$59	$5	$—	$64
Federal agency securities	43	2	—	45
Obligations of states and political subdivisions	33	5	—	38
Mortgage-backed securities:
Residential agency	22,040	784	—	22,824
Residential non-agency	22	3	—	25
Commercial agency	19	2	—	21
Other debt securities	29	—	(3)	26
Equity securities	1,110	13	—	1,123

	$23,355	$814	$(3)	$24,166

Securities held to maturity:
U.S. Treasury securities	$7	$—	$—	$7
Federal agency securities	5	1	—	6
Mortgage-backed securities:
Residential agency	14	—	—	14
Other debt securities	2	—	—	2

	$28	$1	$—	$29

December 31, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Securities available for sale:
U.S. Treasury securities	$46	$4	$—	$50
Federal agency securities	44	1	—	45
Obligations of states and political subdivisions	70	—	—	70
Mortgage-backed securities:
Residential agency	22,271	474	(61)	22,684
Residential non-agency	33	3	—	36
Commercial agency	20	1	—	21
Other debt securities	22	—	(3)	19
Equity securities	1,132	12	—	1,144

	$23,638	$495	$(64)	$24,069

Securities held to maturity:
U.S. Treasury securities	$7	$—	$—	$7
Federal agency securities	6	—	—	6
Mortgage-backed securities:
Residential agency	16	—	—	16
Other debt securities	2	—	—	2

	$31	$—	$—	$31

Regions evaluates securities in a loss position for other-than-temporary impairment, considering such factors as the length of time and the extent to which the market value has been below cost, the credit standing of the issuer, Regions’ intent to hold the security and the likelihood that the Company will hold the security until its market value recovers. Activity related to the credit loss component of other-than-temporary impairment is recognized in earnings. For debt securities, the portion of other-than-temporary impairment related to all other factors is recognized in other comprehensive income. For the three and six months ended June 30, 2010, Regions recorded a credit related impairment charge of approximately $0 and $1 million, respectively. For the three and six months ended June 30, 2009, Regions recorded a credit related impairment charge of approximately $69 million and $72 million, respectively. There were no non-credit related impairment charges recorded during the three and six months ended June 30, 2010. For both the three and six months ended June 30, 2009, $191 million non-credit portion of other-than-temporary impairment charges were recorded in other comprehensive income (loss).

The following tables present unrealized loss and estimated fair value of securities available for sale at June 30, 2010 and December 31, 2009. These securities are segregated between investments that have been in a continuous unrealized loss position for less than twelve months and twelve months or more.

	Less Than Twelve Months		Twelve Months or More		Total
June 30, 2010	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In millions)
Other debt securities	$—	$—	$7	$(3)	$7	$(3)

	Less Than Twelve Months		Twelve Months or More		Total
December 31, 2009	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In millions)
Mortgage-backed securities:
Residential agency	$6,686	$(61)	$—	$—	$6,686	$(61)
Other debt securities	—	—	8	(3)	8	(3)

	$6,686	$(61)	$8	$(3)	$6,694	$(64)

For securities included in the tables above, management does not believe that any of the 57 securities and 151 securities at June 30, 2010 and December 31, 2009, respectively, in an individual loss position represented an other-than-temporary impairment as of those dates.

The gross unrealized loss on debt securities held to maturity was less than $1 million at June 30, 2010 and December 31, 2009.

The cost and estimated fair value of securities available for sale and securities held to maturity at June 30, 2010, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(In millions)
Securities available for sale:
Due in one year or less	$32	$33
Due after one year through five years	77	82
Due after five years through ten years	11	11
Due after ten years	44	47
Mortgage-backed securities:
Residential agency	22,040	22,824
Residential non-agency	22	25
Commercial agency	19	21
Equity securities	1,110	1,123

	$23,355	$24,166

Securities held to maturity:
Due in one year or less	$4	$4
Due after one year through five years	7	8
Due after five years through ten years	3	3
Due after ten years	—	—
Mortgage-backed securities:
Residential agency	14	14

	$28	$29

Proceeds from sales of securities available for sale in the three and six months of 2010 were $17 million and $1.5 billion, respectively. Gross realized gains and losses were each less than $1 million for the three months ended June 30, 2010 and $82 million and $23 million, respectively, for the six months ended June 30, 2010. Proceeds from sales of securities available for sale in the three and six months of 2009 were $1.6 billion and $2.4 billion, respectively. Gross realized gains and losses were $108 million and $0 million, respectively, for the three months ended June 30, 2009 and $161 million and $0 million, respectively, for the six months ended June 30, 2009.

Equity securities included $477 million and $472 million, respectively, of amortized cost related to Federal Reserve Bank stock and Federal Home Loan Bank (“FHLB”) stock as of June 30, 2010 and $492 million and $533 million, respectively, of amortized cost related to Federal Reserve Bank stock and FHLB stock as of December 31, 2009. The estimated fair value of both Federal Reserve Bank and FHLB stock approximates their carrying amounts.

Securities with carrying values of $13.7 billion and $12.4 billion at June 30, 2010 and December 31, 2009, respectively, were pledged to secure public funds, trust deposits and certain borrowing arrangements.

Trading account net gains (losses) totaled $(5) million and $9 million for the three and six months ended June 30, 2010, respectively, (including $(12) million and $4 million of net unrealized gains (losses) for the three months and six months ended June 30, 2010, respectively). Trading account net gains totaled $29 million and $23 million for the three and six months ended June 30, 2009, respectively, (including $6 million and $(12) million of net unrealized gains (losses) for the three months and six months ended June 30, 2009, respectively).

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

The following tables present financial information for each reportable segment for the period indicated.

	Banking/ Treasury	Investment Banking/ Brokerage/ Trust	Insurance	Total Company
Three months ended June 30, 2010	(In millions)
Net interest income	$840	$15	$1	$856
Provision for loan losses	651	—	—	651
Non-interest income	437	292	27	756
Non-interest expense	829	275	22	1,126
Regulatory charge	—	200	—	200
Income taxes	(101)	12	1	(88)

Net income (loss)	$(102)	$(180)	$5	$(277)

Average assets	$131,420	$5,359	$506	$137,285

	Banking/ Treasury	Investment Banking/ Brokerage/ Trust	Insurance	Total Company
Three months ended June 30, 2009	(In millions)
Net interest income	$816	$14	$1	$831
Provision for loan losses	912	—	—	912
Non-interest income	854	318	27	1,199
Non-interest expense	926	285	20	1,231
Income taxes	55	17	3	75

Net income (loss)	$(223)	$30	$5	$(188)

Average assets	$140,783	$4,817	$487	$146,087

	Banking/ Treasury	Investment Banking/ Brokerage/ Trust	Insurance	Total Company
Six months ended June 30, 2010		(In millions)
Net interest income	$1,656	$29	$2	$1,687
Provision for loan losses	1,421	—	—	1,421
Non-interest income	925	589	54	1,568
Non-interest expense	1,765	547	44	2,356
Regulatory charge	—	200	—	200
Income taxes	(278)	26	3	(249)

Net income (loss)	$(327)	$(155)	$9	$(473)

Average assets	$132,705	$5,208	$506	$138,419

	Banking/ Treasury	Investment Banking/ Brokerage/ Trust	Insurance	Total Company
Six months ended June 30, 2009	(In millions)
Net interest income	$1,608	$30	$2	$1,640
Provision for loan losses	1,337	—	—	1,337
Non-interest income	1,639	571	55	2,265
Non-interest expense	1,714	533	42	2,289
Income taxes	360	25	5	390

Net income (loss)	$(164)	$43	$10	$(111)

Average assets	$140,162	$4,186	$484	$144,832

NOTE 8—Goodwill

Goodwill allocated to each reportable segment as of June 30, 2010, December, 31, 2009, and June 30, 2009 is presented as follows:

	June 30 2010	December 31 2009	June 30 2009
	(In millions)
Banking/Treasury	$4,691	$4,691	$4,691
Investment Banking/Brokerage/Trust	745	745	745
Insurance	125	121	120

Total goodwill	$5,561	$5,557	$5,556

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

During the second quarter of 2010, Regions assessed the indicators of goodwill impairment as of May 31, 2010, and through the date of the filing of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010. The indicators assessed included:

•	Recent operating performance,

•	Changes in market capitalization,

•	Regulatory actions and assessments,

•	Changes in the business climate (including legal factors and competition),

•	Company-specific factors (including changes in key personnel, asset impairments, and business dispositions), and

•	Trends in the banking industry.

Based on the assessment of the indicators above, quantitative testing of goodwill was required for the Banking/Treasury, Investment Banking/ Brokerage/Trust, and Insurance reporting units for the June 30, 2010, interim period.

For purposes of performing Step One of the goodwill impairment test, Regions uses both the income and market approaches to value its reporting units. The income approach, which is the primary valuation approach, consists of discounting projected long-term future cash flows, which are derived from internal forecasts and economic expectations for the respective reporting units. The significant inputs to the income approach include expected future cash flows, the long-term target tangible equity to tangible assets ratio, and the discount rate.

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

Regions uses the output from these approaches to determine the estimated fair value of each reporting unit. Below is a table of assumptions used in estimating the fair value of each reporting unit for the June 30, 2010 interim period. The table includes the discount rate used in the income approach, the market multiplier used in the market approaches, and the public company method control premium applied to all reporting units.

	Banking/ Treasury		Investment Banking/ Brokerage/ Trust		Insurance
Discount rate used in income approach	16%		13%		12%
Public company method market multiplier (a)	0.9	x	1.6	x	19.8	x
Public company method control premium	30%		30%		30%
Transaction method market multiplier (b)	1.0	x	2.1	x	n/a

(a)

For the Banking/Treasury and Investment Banking/Brokerage/Trust reporting units, these multipliers are applied to tangible common book value. For the Insurance reporting unit, this multiplier is applied to the last twelve months of net income.

(b)	For the Banking/Treasury and Investment Banking/Brokerage/Trust reporting units, these multipliers are applied to tangible common book value.

Regions utilizes the capital asset pricing model (CAPM) in order to drive the base discount rate. The inputs to the CAPM include the 20-year risk-free rate, 5-year beta for a select peer set, and the market risk premium based on published data. Once the output of the CAPM is determined, a size premium is added (also based on a published source) as well as a company-specific risk premium, which is an estimate determined by the Company and meant to compensate for the risk inherent in the future cash flow projections and inherent differences (such as business model and market perception of risk) between Regions and the peer set. The table below summarizes the discount rate used in the goodwill impairment tests of the Banking/Treasury reporting unit for the reporting periods indicated:

	2nd Quarter 2010	1st Quarter 2010	Annual Test 2009	3rd Quarter 2009	2nd Quarter 2009
Discount Rate	16%	16%	18%	18%	20%

The decrease in discount rates during the periods was driven primarily by reductions in the company-specific risk premium, which was lowered as a result of updated forecasts that reduced uncertainty from the projected cash flows.

In estimating future cash flows, a balance sheet as of the test date and an income statement for the last twelve months of activity for the reporting unit are compiled. From that point, future balance sheets and income statements are projected based on the inputs discussed below. Cash flows are based on expected future capitalization requirements due to balance sheet growth and anticipated changes in regulatory capital requirements. The baseline cash flows utilized in all models correspond to the most recent internal forecasts and/or budgets that range from 1 to 5 years. These internal forecasts are typically projections submitted to regulators and are based on inputs developed by the Company’s internal economic forecasting committee.

Specific factors as of the date of filing our financial statements that could negatively impact the assumptions used in assessing goodwill for impairment include: disparities in the level of fair value changes in net assets compared to equity; adverse business trends resulting from litigation and/or regulatory actions; increasing FDIC premiums; higher loan losses resulting from a double-dip recession or deflation; lengthened forecasts of unemployment in excess of 10 percent beyond 2011; future increased minimum regulatory capital requirements above current thresholds (refer to Note 14, “Regulatory Capital Requirements and Restrictions” of the consolidated financial statements included in the 2009 Form 10-K for a discussion of current minimum regulatory requirements); future federal rules and regulations resulting from the Dodd-Frank Wall Street Reform and Consumer Protection Act; and/or a protraction in the current low level of interest rates beyond 2011.

The Step One analyses performed for the Investment Banking/Brokerage/Trust and Insurance reporting units during the second quarter of 2010 indicated that the estimated fair value exceeded its carrying value (including goodwill). Therefore, a Step Two analysis was not required for these reporting units.

The Step One analysis performed for the Banking/Treasury reporting unit during the second quarter of 2010 indicated that the carrying value (including goodwill) of the reporting unit exceeded its estimated fair value. Therefore, Step Two was performed for the Banking/Treasury reporting unit as discussed below.

For purposes of performing Step Two of the goodwill impairment test, Regions compared the implied estimated fair value of the Banking/Treasury reporting unit goodwill with the carrying amount of that goodwill. In order to determine the implied estimated fair value, a full purchase price allocation was performed in the same manner as if a business combination had occurred. As part of the Step Two analysis, Regions estimated the fair value of all of the assets and liabilities of the reporting unit, including unrecognized assets and liabilities. The fair values of certain material financial assets and liabilities and the valuation methodologies are discussed in Note 11, “Fair Value Measurements.” Based on the results of the Step Two analysis performed, Regions concluded the Banking/Treasury reporting unit’s goodwill was not impaired for the June 30, 2010 interim period.

NOTE 9—Loan Servicing

The fair value of mortgage servicing rights is calculated using various assumptions including future cash flows, market discount rates, expected prepayment rates, servicing costs and other factors. A significant change in prepayments of mortgages in the servicing portfolio could result in significant changes in the valuation adjustments, thus creating potential volatility in the carrying amount of mortgage servicing rights. Regions uses various derivative instruments and/or trading securities to mitigate the effect of changes in the fair value of its mortgage servicing rights in the statement of operations. The table below presents the impact on the statements of operations associated with changes in mortgage servicing rights and related derivative and/or trading securities for the three and six months ended June 30, 2010 and 2009.

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
	(In millions)
Net interest income	$—	$—	$3	$—
Brokerage, investment banking and capital markets income	—	—	4	—
Mortgage income	12	(2)	28	(3)

Total	$12	$(2)	$35	$(3)

Beginning in the third quarter of 2009, Regions began using an option-adjusted spread (OAS) valuation approach. The OAS represents the additional spread over the swap rate that is required in order for the asset’s discounted cash flows to equal its market price.

The table below presents an analysis of mortgage servicing rights for the three and six months ended June 30, 2010 and 2009, under the fair value measurement method:

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
	(In millions)
Carrying value, beginning of period	$270	$161	$247	$161
Additions	13	33	30	52
Increase (decrease) in fair value:
Due to change in valuation inputs or assumptions	(57)	18	(46)	9
Other changes (1)	(6)	(10)	(11)	(20)

Carrying value, end of period	$220	$202	$220	$202

(1)	Represents economic amortization associated with borrower repayments.

Data and assumptions used in the fair value calculation related to mortgage servicing rights (excluding related derivative instruments) as of June 30, 2010 and 2009 are as follows:

	June 30
	2010	2009
	(Dollars in millions)
Unpaid principal balance	$23,502	$22,984
Weighted-average prepayment speed (CPR; percentage)	17.8%	27.3%
Estimated impact on fair value of a 10% increase	$(15)	$(9)
Estimated impact on fair value of a 20% increase	$(28)	$(18)
Option-adjusted spread (basis points)	580.2	(NA )
Estimated impact on fair value of a 10% increase	$(4)	(NA )
Estimated impact on fair value of a 20% increase	$(9)	(NA )
Weighted-average coupon interest rate	5.69%	5.91%
Weighted-average remaining maturity (months)	289	282
Weighted-average servicing fee (basis points)	29.1	28.8

(NA)	Regions adopted the option-adjusted spread valuation approach during the third quarter of 2009.

The decrease in the weighted-average prepayment speed assumption from June 30, 2009 to June 30, 2010 was driven by the impact of historically low interest rates on prepayments. During the first six months of 2009, low market interest rates led to a higher level of refinancing activity and higher prepayment speeds. Refinancing activity for the corresponding 2010 period was lower, consequently decreasing the prepayment speed assumption.

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

The following tables present the fair value of derivative instruments on a gross basis as of June 30, 2010 and December 31, 2009, respectively:

June 30, 2010
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In millions)
Derivatives designated as hedging instruments
Interest rate swaps	Other assets	$411	Other liabilities	$29
Interest rate options	Other assets	30	Other liabilities	—
Eurodollar futures (1)	Other assets	—	Other liabilities	—

Total derivatives designated as hedging instruments		$441		$29

Derivatives not designated as hedging instruments
Interest rate swaps	Other assets	$1,817	Other liabilities	$1,831
Interest rate options	Other assets	273	Other liabilities	234
Interest rate futures and forward commitments	Other assets	6	Other liabilities	25
Other contracts	Other assets	9	Other liabilities	5

Total derivatives not designated as hedging instruments		$2,105		$2,095

Total derivatives		$2,546		$2,124

(1)	Changes in fair value are cash-settled daily; therefore there is no ending balance at any given reporting period.

December 31, 2009
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In millions)
Derivatives designated as hedging instruments
Interest rate swaps	Other assets	$390	Other liabilities	$22
Interest rate options	Other assets	52	Other liabilities	—
Eurodollar futures (1)	Other assets	—	Other liabilities	—

Total derivatives designated as hedging instruments		$442		$22

Derivatives not designated as hedging instruments
Interest rate swaps	Other assets	$1,518	Other liabilities	$1,505
Interest rate options	Other assets	26	Other liabilities	33
Interest rate futures and forward commitments	Other assets	13	Other liabilities	—
Other contracts	Other assets	20	Other liabilities	19

Total derivatives not designated as hedging instruments		$1,577		$1,557

Total derivatives		$2,019		$1,579

(1)	Changes in fair value are cash-settled daily; therefore there is no ending balance at any given reporting period.

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

The following tables present the effect of derivative instruments on the statements of operations for the periods indicated:

Three Months Ended June 30, 2010
Derivatives in Fair Value Hedging Relationships	Location of Gain(Loss) Recognized in Income on Derivatives	Amount of Gain(Loss) Recognized in Income on Derivatives	Hedged Items in Fair Value Hedge Relationships	Location of Gain(Loss) Recognized in Income on Related Hedged Item	Amount of Gain(Loss) Recognized in Income on Related Hedged Item
(In millions)
Interest rate swaps	Other non-interest expense	$ 50	Debt/CDs	Other non-interest expense	$ (47)
Interest rate swaps	Interest expense	61	Debt	Interest expense	1

Total		$ 111			$ (46)

Derivatives in Cash Flow Hedging Relationships	Amount of Gain(Loss) Recognized in OCI on Derivatives (Effective Portion) (1)	Location of Gain(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain(Loss) Reclassified from Accumulated OCI into Income (Effective Portion) (2)	Location of Gain(Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain(Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing) (2)
(In millions)
Interest rate swaps	$ (7)	Interest income on loans	$ 43	Other non-interest expense	$ 1
Interest rate swaps	(18)	Interest expense on debt	—	Other non-interest expense	—
Interest rate options	(7)	Interest income on loans	11	Interest income on loans	—
Eurodollar futures	(14)	Interest income on loans	8	Other non-interest expense	(3)

Total	$ (46)		$ 62		$ (2)

(1)	After-tax
(2)	Pre-tax

Three Months Ended June 30, 2009
Derivatives in Fair Value Hedging Relationships	Location of Gain(Loss) Recognized in Income on Derivatives	Amount of Gain(Loss) Recognized in Income on Derivatives	Hedged Items in Fair Value Hedge Relationships	Location of Gain(Loss) Recognized in Income on Related Hedged Item	Amount of Gain(Loss) Recognized in Income on Related Hedged Item
(In millions)
Interest rate swaps	Other non-interest expense	$(59)	Debt	Other non-interest expense	$59
Interest rate swaps	Interest expense	39	Debt	Interest expense	1

Total		$(20)			$60

Derivatives in Cash Flow Hedging Relationships	Amount of Gain(Loss) Recognized in OCI on Derivatives (Effective Portion) (1)	Location of Gain(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain(Loss) Reclassified from Accumulated OCI into Income (Effective Portion) (2)	Location of Gain(Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain(Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing) (2)
(In millions)
Interest rate swaps	$(25)	Interest income on loans	$65	Interest income on loans	$1
Interest rate options	(14)	Interest income on loans	34	Interest income on loans	(5)
Eurodollar futures	(2)	Interest income on loans	9		—

Total	$(41)		$108		$(4)

(1)	After-tax
(2)	Pre-tax

Six Months Ended June 30, 2010
Derivatives in Fair Value Hedging Relationships	Location of Gain(Loss) Recognized in Income on Derivatives	Amount of Gain(Loss) Recognized in Income on Derivatives	Hedged Items in Fair Value Hedge Relationships	Location of Gain(Loss) Recognized in Income on Related Hedged Item	Amount of Gain(Loss) Recognized in Income on Related Hedged Item
(In millions)
Interest rate swaps	Other non-interest expense	$ 102	Debt/CDs	Other non-interest expense	$ (114)
Interest rate swaps	Interest expense	121	Debt	Interest expense	2

Total		$ 223			$ (112)

Derivatives in Cash Flow Hedging Relationships	Amount of Gain(Loss) Recognized in OCI on Derivatives (Effective Portion) (1)	Location of Gain(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain(Loss) Reclassified from Accumulated OCI into Income (Effective Portion) (2)	Location of Gain(Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain(Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing) (2)
(In millions)
Interest rate swaps	$ (21)	Interest income on loans	$ 91	Other non-interest expense	$ 2
Interest rate swaps	(28)	Interest expense on debt	—	Other non-interest expense	—
Interest rate options	(10)	Interest income on loans	22	Interest income on loans	—
Eurodollar futures	1	Interest income on loans	11	Other non-interest expense	(7)

Total	$ (58)		$ 124		$ (5)

(1)	After-tax
(2)	Pre-tax

Six Months Ended June 30, 2009
Derivatives in Fair Value Hedging Relationships	Location of Gain(Loss) Recognized in Income on Derivatives	Amount of Gain(Loss) Recognized in Income on Derivatives	Hedged Items in Fair Value Hedge Relationships	Location of Gain(Loss) Recognized in Income on Related Hedged Item	Amount of Gain(Loss) Recognized in Income on Related Hedged Item
(In millions)
Interest rate swaps	Other non-interest expense	$(64)	Debt	Other non-interest expense	$64
Interest rate swaps	Interest expense	73	Debt	Interest expense	2

Total		$9			$66

Derivatives in Cash Flow Hedging Relationships	Amount of Gain(Loss) Recognized in OCI on Derivatives (Effective Portion) (1)	Location of Gain(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain(Loss) Reclassified from Accumulated OCI into Income (Effective Portion) (2)	Location of Gain(Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain(Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing) (2)
(In millions)
Interest rate swaps	$(42)	Interest income on loans	$129	Interest income on loans	$1
Interest rate options	(23)	Interest income on loans	67	Interest income on loans	(9)
Eurodollar futures	(5)	Interest income on loans	11		—

Total	$(70)		$207		$(8)

(1)	After-tax
(2)	Pre-tax

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

Regions enters into interest rate option contracts to protect cash flows through the maturity date of the hedging instrument on designated one-month LIBOR floating-rate loans from adverse extreme market interest rate changes. Regions purchases Eurodollar futures to hedge the variability in future cash flows based on forecasted resets of one-month LIBOR-based floating rate loans due to changes in the benchmark interest rate. Regions realized an after-tax benefit of $17 million in accumulated other comprehensive income at both June 30, 2010 and 2009, related to terminated cash flow hedges of loan and debt instruments which will be amortized into earnings in conjunction with the recognition of interest payments through the beginning of 2012. Regions recognized pre-tax income of $13 million and $20 million during the first six months of 2010 and 2009, respectively, related to the amortization of terminated cash flow hedges of loan and debt instruments.

At June 30, 2010, Regions expects to reclassify out of other comprehensive income and into earnings approximately $151 million in pre-tax income due to the receipt of interest payments on all cash flow hedges within the next twelve months. Of this amount, $26 million relates to the amortization of discontinued cash flow hedges. The maximum length of time over which Regions is hedging its exposure to the variability in future cash flows for forecasted transactions is approximately one year as of June 30, 2010. Subsequent to June 30, 2010, Regions extended hedging its exposure to the variability in future cash flows for forecasted transactions through the end of 2011.

The following table presents the notional value of fair value and cash flow hedges as of June 30, 2010 and December 31, 2009:

Derivatives in Fair Value Hedging Relationships	June 30 2010	December 31 2009
	(In millions)
Interest rate swaps	$10,980	$10,258

Derivatives in Cash Flow Hedging Relationships
Interest rate swaps	$53,125	$5,300
Interest rate options	2,000	2,000
Eurodollar futures	—	30,225

Total	$55,125	$37,525

Total notional value	$66,105	$47,783

DERIVATIVES NOT DESIGNATED AS HEDGES

Derivative contracts that do not qualify for hedge accounting are classified as “trading” with gains and losses related to the change in fair value recognized in earnings during the period. These positions are used to mitigate economic and accounting volatility related to customer derivative transactions, as well as non-derivative instruments.

The Company maintains a derivatives trading portfolio of interest rate swaps, option contracts, and futures and forward commitments used to help customers mitigate market risk. The Company is subject to the credit risk that a counterparty will fail to perform. The Company is also subject to market risk, which is monitored by the asset/liability management function and evaluated by the Company. Separate derivative contracts are entered into to reduce overall market exposure to pre-defined limits. The contracts in this portfolio do not qualify for hedge accounting and are marked-to-market through earnings and included in other assets and other liabilities. As of June 30, 2010 and 2009, the total absolute notional amount of the Company’s derivatives trading portfolio was $63.1 billion and $65.4 billion, respectively.

In the normal course of business, Morgan Keegan enters into underwriting and forward commitments on U.S. Government and municipal securities. As of June 30, 2010 and 2009, the contractual amounts of forward commitments was approximately $477 million and $628 million, respectively. The brokerage subsidiary typically settles its position by entering into equal but opposite contracts and, as such, the contract amounts do not necessarily represent future cash requirements. Settlement of the transactions relating to such commitments is not expected to have a material effect on the subsidiary’s financial position. Transactions involving future settlement give rise to market risk, which represents the potential loss that can be caused by a change in the market value of a particular financial instrument. The exposure to market risk is determined by a number of factors, including size, composition and diversification of positions held, the absolute and relative levels of interest rates, and market volatility.

Regions enters into interest rate lock commitments, which are commitments to originate mortgage loans whereby the interest rate on the loan is determined prior to funding and the customers have locked into that interest rate. Fair value is based on fees currently charged to enter into similar agreements and, for fixed-rate commitments, considers the difference between current levels of interest rates and the committed rates. As of June 30, 2010 and 2009, Regions had $720 million and $653 million in notional amounts of interest rate lock commitments. Regions manages market risk on interest rate lock commitments and mortgage loans held for sale with corresponding forward sale commitments, which are recorded at fair value with changes in fair value recorded in mortgage income. As of June 30, 2010 and 2009, Regions had $1.3 billion and $2.0 billion in absolute notional amounts related to these forward rate commitments.

On January 1, 2009, Regions made an election to account for mortgage servicing rights at fair market value with any changes to fair value being recorded within mortgage income. Concurrent with the election to use the fair value measurement method, Regions began using various derivative instruments to mitigate the income statement effect of changes in the fair value of its mortgage servicing rights. Regions continues to use derivatives such as forward rate commitments, swaptions, and futures contracts to mitigate these fair value changes. Regions has and may prospectively use trading securities to mitigate these changes. As of June 30, 2010 and 2009, the total notional amount related to these swaptions, forward rate commitments and futures contracts was $1.8 billion and $1.7 billion, respectively.

The following tables present information for derivatives not designated as hedging instruments in the statements of operations for the periods presented:

Three Months Ended June 30, 2010
Derivatives Not Designated as Hedging Instruments	Location of Gain(Loss) Recognized in Income on Derivatives	Amount of Gain(Loss) Recognized in Income on Derivatives
		(In millions)
Interest rate swaps	Brokerage income	$2
Interest rate options	Brokerage income	1
Interest rate options	Mortgage income	(2)
Interest rate futures and forward commitments	Brokerage income	(1)
Interest rate futures and forward commitments	Mortgage income	59
Other contracts	Brokerage income	5

		$64

Three Months Ended June 30, 2009
Derivatives Not Designated as Hedging Instruments	Location of Gain(Loss) Recognized in Income on Derivatives	Amount of Gain(Loss) Recognized in Income on Derivatives
		(In millions)
Interest rate swaps	Brokerage income	$(10)
Interest rate options	Brokerage income	(5)
Interest rate options	Mortgage income	(16)
Interest rate futures and forward commitments	Brokerage income	8
Interest rate futures and forward commitments	Mortgage income	23
Other contracts	Brokerage income	1

		$1

Six Months Ended June 30, 2010
Derivatives Not Designated as Hedging Instruments	Location of Gain(Loss) Recognized in Income on Derivatives	Amount of Gain(Loss) Recognized in Income on Derivatives
		(In millions)
Interest rate swaps	Brokerage income	$(5)
Interest rate options	Brokerage income	2
Interest rate options	Mortgage income	(20)
Interest rate futures and forward commitments	Brokerage income	(3)
Interest rate futures and forward commitments	Mortgage income	83
Other contracts	Brokerage income	5

		$62

Six Months Ended June 30, 2009
Derivatives Not Designated as Hedging Instruments	Location of Gain(Loss) Recognized in Income on Derivatives	Amount of Gain(Loss) Recognized in Income on Derivatives
		(In millions)
Interest rate swaps	Brokerage income	$32
Interest rate options	Brokerage income	(42)
Interest rate options	Mortgage income	(4)
Interest rate futures and forward commitments	Brokerage income	7
Interest rate futures and forward commitments	Mortgage income	28
Other contracts	Brokerage income	1

		$22

Credit risk, defined as all positive exposures not collateralized with cash or other liquid assets, at June 30, 2010 and 2009, totaled approximately $1.2 billion and $1.1 billion, respectively. This amount represents the net credit risk on all trading and other derivative positions held by Regions.

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

Regions’ maximum potential amount of future payments under these contracts is approximately $37 million. This scenario would only occur if variable interest rates were at zero percent and all counterparties defaulted with zero recovery. The fair value of sold protection at June 30, 2010 and 2009 was immaterial. In transactions where Regions has sold credit protection, recourse to collateral associated with the original swap transaction is available to offset some or all of Regions’ obligation.

CONTINGENT FEATURES

Certain Regions’ derivative instruments contain provisions that require Regions’ debt to maintain an investment grade credit rating from each of the major credit rating agencies. If Regions’ debt were to fall below investment grade, it would be in violation of these provisions, and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position on June 30, 2010 and December 31, 2009 was $567 million and $347 million, respectively, for which Regions had posted collateral of $555 million and $336 million, respectively, in the normal course of business. If the credit-risk-related contingent features underlying these agreements were triggered on June 30, 2010 and December 31, 2009 Regions would be required to post an additional $12 million and $11 million, respectively, of collateral to its counterparties.

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

Mortgage servicing rights consist of residential mortgage servicing rights and were valued using an option-adjusted spread valuation approach, a Level 3 measurement. See Note 9, “Loan Servicing” for additional details regarding assumptions relevant to this valuation.

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

Regions rarely transfers assets and liabilities measured at fair value between Level 1 and Level 2 measurements. There were no such transfers during the three or six months ended June 30, 2010 or 2009. Trading account assets are periodically transferred to or from Level 3 valuation based on management’s conclusion regarding the best method for pricing for an individual security. Such transfers are accounted for as if they occur at the beginning of a reporting period.

New accounting literature effective for 2010 financial reporting requires more granular levels of disclosure for fair value measurements. The new guidance does not require any changes to presentation of prior periods. The following tables present assets and liabilities measured at fair value on a recurring basis as of June 30, 2010 and 2009:

	June 30, 2010
	Level 1	Level 2	Level 3	Fair Value
	(In millions)
Trading account assets, net (1)
U.S. Treasury securities	$—	$(134)	$—	$(134)
Obligations of states and political subdivisions	—	159	185	344
Mortgage-backed securities:
Residential agency	—	251	—	251
Residential non-agency	—	2	—	2
Commercial agency	—	—	28	28
Other securities	258	38	(4)	292
Equity securities	177	—	—	177

Total trading account assets, net (1)	$435	$316	$209	$960

Securities available for sale
U.S. Treasury securities	$64	$—	$—	$64
Federal agency securities	26	19	—	45
Obligations of states and political subdivisions	—	21	17	38
Mortgage-backed securities:
Residential agency	—	22,824	—	22,824
Residential non-agency	—	—	25	25
Commercial agency	—	21	—	21
Other debt securities	—	26	—	26
Equity securities	1,123	—	—	1,123

Total securities available for sale	$1,213	$22,911	$42	$24,166

Mortgage loans held for sale	$—	$819	$—	$819

Mortgage servicing rights	$—	$—	$220	$220

Derivatives, net (2)
Interest rate swaps	$—	$365	$—	$365
Interest rate options	—	57	—	57
Interest rate futures and forward commitments	—	(18)	16	(2)
Other contracts	—	2	—	2

Total derivatives, net (2)	$—	$406	$16	$422

(1)

Trading account assets are presented in the table above net of short-sale liabilities; accordingly, the total of the balances above are not in agreement with trading account assets as shown on the balance sheet.

(2)

Derivatives include approximately $1.3 billion related to legally enforceable master netting agreements that allow the Company to settle positive and negative positions. Derivatives, net are also presented excluding cash collateral received of $66 million and cash collateral posted of $555 million with counterparties.

	June 30, 2009
	Level 1	Level 2	Level 3	Fair Value
	(In millions)
Trading account assets, net	$229	$381	$181	$791
Securities available for sale	376	19,232	73	19,681
Mortgage loans held for sale	—	1,373	—	1,373
Mortgage servicing rights	—	—	202	202
Derivatives, net (1)	—	783	7	790

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

The following tables illustrate a rollforward for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2010 and 2009, respectively. The tables do not reflect the change in fair value attributable to any related economic hedges the Company used to mitigate the interest rate risk associated with these assets.

	Fair Value Measurements Using Significant Unobservable Inputs Three Months Ended June 30, 2010 (Level 3 measurements only)

	Trading account assets, net (1)			Securities available for sale			Derivatives, net
	Obligations of states and political subdivisions	Commercial agency MBS	Other securities	Obligations of states and political subdivisions	Residential non-agency MBS	Mortgage servicing rights	Interest rate futures and forward commitments
	(In millions)
Beginning balance, April 1, 2010	$170	$66	$2	$17	$26	$270	$8
Total gains (losses) realized and unrealized:
Included in earnings (1)	(3)	1	6	—	—	(63)	39
Included in other comprehensive income	—	—	—	5	—	—	—
Purchases and issuances	115	127	3,442	—	—	13	—
Settlements	(97)	(166)	(3,454)	(5)	(1)	—	(31)
Transfers into Level 3	—	—	—	—	—	—	—

Ending balance, June 30, 2010	$185	$28	$(4)	$17	$25	$220	$16

(1)	Brokerage income from trading account assets, net, primarily represents gains/(losses) on disposition, which inherently includes commissions on security transactions during the period.

	Fair Value Measurements Using Significant Unobservable Inputs Three Months Ended June 30, 2009 (Level 3 measurements only)

	Trading account assets, net (1)	Securities available for sale	Mortgage servicing rights	Derivatives, net
	(In millions)
Beginning balance, April 1, 2009	$191	$89	$161	$30
Total gains (losses) realized and unrealized:
Included in earnings (1)	(3)	(15)	8	—
Included in other comprehensive income	—	4	—	—
Purchases and issuances	20	—	33	—
Settlements	(55)	(5)	—	(23)
Transfers in and/or out of Level 3, net	28	—	—	—

Ending balance, June 30, 2009	$181	$73	$202	$7

(1)	Brokerage income from trading account assets, net, primarily represents gains/(losses) on disposition, which inherently includes commissions on security transactions during the period.

	Fair Value Measurements Using Significant Unobservable Inputs Six Months Ended June 30, 2010 (Level 3 measurements only)

	Trading account assets, net (1)			Securities available for sale			Derivatives, net
	Obligations of states and political subdivisions	Commercial agency MBS	Other securities	Obligations of states and political subdivisions	Residential non-agency MBS	Mortgage servicing rights	Interest rate futures and forward commitments
	(In millions)

Beginning balance, January 1, 2010	$171	$39	$4	$17	$36	$247	$3
Total gains (losses) realized and unrealized:
Included in earnings (1)	(3)	1	12	—	—	(57)	60
Included in other comprehensive income	—	—	—	5	—	—	—
Purchases and issuances	130	506	7,015	—	—	30	—
Settlements	(113)	(528)	(7,041)	(5)	(11)	—	(47)
Transfers into Level 3	—	10	6	—	—	—	—

Ending balance, June 30, 2010	$185	$28	$(4)	$17	$25	$220	$16

(1)	Brokerage income from trading account assets, net, primarily represents gains/(losses) on disposition, which inherently includes commissions on security transactions during the period.

	Fair Value Measurements Using Significant Unobservable Inputs Six Months Ended June 30, 2009 (Level 3 measurements only)

	Trading account assets, net (1)	Securities available for sale	Mortgage servicing rights	Derivatives, net
	(In millions)
Beginning balance, January 1, 2009	$275	$95	$161	$55
Total gains (losses) realized and unrealized:
Included in earnings (1)	(2)	(15)	(11)	3
Included in other comprehensive income	—	4	—	—
Purchases and issuances	200	—	52	—
Settlements	(257)	(11)	—	(51)
Transfers in and/or out of Level 3, net	(35)	—	—	—

Ending balance, June 30, 2009	$181	$73	$202	$7

(1)	Brokerage income from trading account assets, net, primarily represents gains/(losses) on disposition, which inherently includes commissions on security transactions during the period.

The following tables detail the presentation of both realized and unrealized gains and losses recorded in earnings for Level 3 assets for the three and six months ended June 30, 2010 and 2009, respectively:

	Total Gains and Losses (Level 3 measurements only) Three Months Ended June 30, 2010
	Trading account assets, net (1)			Securities available for sale		Derivatives, net
	Obligations of states and political subdivisions	Commercial agency MBS	Other securities	Obligations of states and political subdivisions	Mortgage servicing rights	Interest rate futures and forward commitments
	(In millions)
Classifications of gains (losses) both realized and unrealized included in earnings for the period:
Brokerage, investment banking and capital markets	$(3)	$1	$6	$—	$—	$—
Mortgage income	—	—	—	—	(63)	39
Other comprehensive income	—	—	—	5	—	—

Total realized and unrealized gains and (losses)	$(3)	$1	$6	$5	$(63)	$39

(1)	Brokerage income from trading account assets, net, primarily represents gains/(losses) on disposition, which inherently includes commissions on security transactions during the period.

	Total Gains and Losses (Level 3 measurements only) Three Months Ended June 30, 2009
	Trading account assets, net (1)	Securities available for sale	Mortgage servicing rights	Derivatives, net
	(In millions)
Classifications of gains (losses) both realized and unrealized included in earnings for the period:
Brokerage, investment banking and capital markets	$(3)	$—	$—	$2
Mortgage income	—	—	8	(2)
Other income	—	(15)	—	—
Other comprehensive income	—	4	—	—

Total realized and unrealized gains and (losses)	$(3)	$(11)	$8	$—

(1)	Brokerage income from trading account assets, net, primarily represents gains/(losses) on disposition, which inherently includes commissions on security transactions during the period.

	Total Gains and Losses (Level 3 measurements only) Six Months Ended June 30, 2010
	Trading account assets, net (1)			Securities available for sale		Derivatives, net
	Obligations of states and political subdivisions	Commercial agency MBS	Other securities	Obligations of states and political subdivisions	Mortgage servicing rights	Interest rate futures and forward commitments
	(In millions)
Classifications of gains (losses) both realized and unrealized included in earnings for the period:
Brokerage, investment banking and capital markets	$(3)	$1	$12	$—	$—	$—
Mortgage income	—	—	—	—	(57)	60
Other comprehensive income	—	—	—	5	—	—

Total realized and unrealized gains and (losses)	$(3)	$1	$12	$5	$(57)	$60

(1)	Brokerage income from trading account assets, net, primarily represents gains/(losses) on disposition, which inherently includes commissions on security transactions during the period.

	Total Gains and Losses (Level 3 measurements only) Six Months Ended June 30, 2009
	Trading account assets, net (1)	Securities available for sale	Mortgage servicing rights	Derivatives, net
	(In millions)
Classifications of gains (losses) both realized and unrealized included in earnings for the period:
Brokerage, investment banking and capital markets	$(2)	$—	$—	$(35)
Mortgage income	—	—	(11)	38
Other income	—	(15)	—	—
Other comprehensive income	—	4	—	—

Total realized and unrealized gains and (losses)	$(2)	$(11)	$(11)	$3

(1)	Brokerage income from trading account assets, net, primarily represents gains/(losses) on disposition, which inherently includes commissions on security transactions during the period.

The following tables detail the presentation of only unrealized gains and losses recorded in earnings for Level 3 assets for the three and six months ended June 30, 2010 and 2009, respectively:

	Three Months Ended June 30, 2010
	Securities available for sale
	Obligations of states and political subdivisions	Mortgage servicing rights
	(In millions)
The amount of total gains and losses for the period, included in earnings, attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at June 30, 2010:
Mortgage income	$—	$(57)
Other comprehensive income	5	—

Total unrealized gains and (losses)	$5	$(57)

	Three Months Ended June 30, 2009
	Trading account assets, net	Securities available for sale	Derivatives, net
		(In millions)
The amount of total gains and losses for the period included in earnings, attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at June 30, 2009:
Brokerage, investment banking and capital markets	$(3)	$—	$—
Mortgage income	—	—	2
Other income	—	(15)	(2)
Other comprehensive income	—	4	—

Total unrealized gains and (losses)	$(3)	$(11)	$—

	Six Months Ended June 30, 2010
	Securities available for sale	Mortgage servicing rights
	Obligations of states and political subdivisions
	(In millions)
The amount of total gains and losses for the period, included in earnings, attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at June 30, 2010:
Mortgage income	$—	$(46)
Other comprehensive income	5	—

Total unrealized gains and (losses)	$5	$(46)

	Six Months Ended June 30, 2009
	Trading account assets, net	Securities available for Sale	Derivatives, net
	(In millions)
The amount of total gains and losses for the period included in earnings, attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at June 30, 2009:
Brokerage, investment banking and capital markets	$(3)	$—	$6
Mortgage income	—	—	38
Other income	—	(15)	—
Other comprehensive income	—	4	—

Total unrealized gains and (losses)	$(3)	$(11)	$44

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

The following tables present the carrying value of those assets measured at fair value on a non-recurring basis as of June 30, 2010 and 2009, as well as the corresponding fair value adjustments.

	Carrying Value as of June 30, 2010				Fair value adjustments for the three months ended June 30, 2010
	Level 1	Level 2	Level 3	Total
	(In millions)
Loans held for sale	$—	$127	$—	$127	$(5)
Foreclosed property and other real estate	—	265	—	265	(55)

	Carrying Value as of June 30, 2009				Fair value adjustments for the three months ended June 30, 2009
	Level 1	Level 2	Level 3	Total
	(In millions)
Loans held for sale	$—	$122	$20	$142	$(41)
Foreclosed property and other real estate	—	256	—	256	(26)

FAIR VALUE OPTION

Regions elected the fair value option for residential mortgage loans held for sale originated after January 1, 2008. This election allows for a more effective offset of the changes in fair values of the loans and the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting. Regions has not elected the fair value option for other loans held for sale primarily because they are not economically hedged using derivative instruments. Fair values of mortgage loans held for sale are based on traded market prices of similar assets where available and/or discounted cash flows at market interest rates, adjusted for securitization activities that include servicing values and market conditions, and were recorded in loans held for sale in the consolidated balance sheets.

The following table summarizes the difference between the aggregate fair value and the aggregate unpaid principal balance for mortgage loans held for sale measured at fair value:

	June 30, 2010			December 31, 2009
	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal
	(In millions)
Mortgage loans held for sale, at fair value	$819	$785	$34	$780	$773	$7

Interest income on mortgage loans held for sale is recognized based on contractual rates and is reflected in interest income on loans held for sale in the consolidated statements of operations. The following table details net gains (losses) resulting from changes in fair value of these loans which was recorded in mortgage income in the consolidated statements of operations during the three months and six months ended 2010 and 2009, respectively. These changes in fair value are mostly offset by economic hedging activities. An immaterial portion of these amounts was attributable to changes in instrument-specific credit risk.

	Mortgage loans held for sale, at fair value
	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
	(In millions)
Net gains (losses) resulting from changes in fair value	$24	$(38)	$27	$(18)

FAIR VALUE OF FINANCIAL INSTRUMENTS

The methods and assumptions used by the Company in estimating fair values of financial instruments are disclosed in Regions’ Form 10-K for the year ended December 31, 2009. The carrying amounts and estimated fair values of the Company’s financial instruments as of June 30, 2010 and December 31, 2009 are as follows:

	June 30, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value (1)	Carrying Amount	Estimated Fair Value (1)
	(In millions)
Financial assets:
Cash and cash equivalents	$7,411	7,411	$8,011	$8,011
Trading account assets	1,261	1,261	3,039	3,039
Securities available for sale	24,166	24,166	24,069	24,069
Securities held to maturity	28	29	31	31
Loans held for sale	1,162	1,162	1,511	1,511
Loans (excluding leases), net of unearned income and allowance for loan losses (2), (3)	80,737	69,685	85,452	72,119
Other interest-earning assets	1,082	1,082	734	734
Derivatives, net	422	422	520	520
Financial liabilities:
Deposits	96,250	96,687	98,680	99,168
Short-term borrowings	2,964	2,964	3,668	3,668
Long-term borrowings	15,415	15,176	18,464	17,710
Loan commitments and letters of credit	167	1,027	194	1,014

(1)

Estimated fair values are consistent with an exit price concept. The assumptions used to estimate the fair values are intended to approximate those that a market participant would use in a hypothetical orderly transaction. In estimating fair value, the Company makes adjustments for interest rates, market liquidity and credit spreads as appropriate.

(2)

The estimated fair value of portfolio loans assumes sale of the loans to a third-party financial investor. Accordingly, the value to the Company if the loans were held to maturity is not reflected in the fair value estimate. In the current whole loan market, financial investors are generally requiring a higher rate of return than the return inherent in loans if held to maturity. The fair value discount at June 30, 2010 was $11.1 billion or 13.7%. The majority of the discount represents the higher rate of return required by financial investors.

(3)	Excluded from this table is the lease carrying amount of $2.0 billion at June 30, 2010 and $2.1 billion at December 31, 2009, which approximates fair value.

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

Credit risk associated with these instruments is represented by the contractual amounts indicated in the following table:

	June 30 2010	December 31 2009	June 30 2009
	(In millions)
Unused commitments to extend credit	$32,158	$31,008	$33,354
Standby letters of credit	4,548	4,610	4,784
Commercial letters of credit	34	30	14
Liabilities associated with standby letters of credit	95	119	106
Assets associated with standby letters of credit	93	114	98
Reserve for unfunded credit commitments	71	74	53

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

Certain of the shareholders in these Funds and other interested parties have entered into arbitration proceedings and individual civil claims, in lieu of participating in the class actions. Although it is not possible to predict the ultimate resolution or financial liability with respect to these contingencies, management is currently of the opinion that the outcome of these proceedings will not have a material effect on Regions’ business, consolidated financial position or results of operations.

On April 7, 2010, the Securities and Exchange Commission (“SEC”), the Financial Industry Regulatory Authority (“FINRA”) and a joint state task force of securities regulators from Alabama, Kentucky, Mississippi, and South Carolina (“Task Force”) announced that they were commencing administrative proceedings against Morgan Keegan, Morgan Asset Management and certain of their employees for violations of federal and state securities laws and NASD rules relating to the Funds. The proceedings contain various allegations, including that the net asset values of the Funds were artificially inflated due to allegedly improper conduct related to the valuation of the securities held by the Funds, and that the defendants failed to disclose certain risks associated with the Funds. The administrative proceedings seek civil penalties, injunctive relief, disgorgement, rescission and other relief. Based on the current status of settlement negotiations, Regions believes that a loss on this matter is probable and reasonably estimable. Accordingly, at June 30, 2010, Morgan Keegan recorded a non-tax deductible $200 million charge representing the estimate of probable loss.

In March 2009, Morgan Keegan received a Wells notice from the SEC’s Atlanta Regional Office related to auction rate securities (“ARS”) indicating that the SEC staff intended to recommend that the Commission take civil action against Morgan Keegan. On July 21, 2009, the SEC filed a complaint in U.S. District Court for the Northern District of Georgia against Morgan Keegan alleging violations of the federal securities laws in connection with ARS that Morgan Keegan underwrote, marketed and sold. The SEC is seeking an injunction against Morgan Keegan for violations of the antifraud provisions of the federal securities laws, as well as disgorgement, financial penalties and other equitable relief for customers, including repurchase by Morgan Keegan of all ARS that it sold prior to March 20, 2008. Beginning in February 2009, Morgan Keegan commenced a voluntary program to repurchase ARS that it underwrote and sold to the firm’s customers, and extended that repurchase program on October 1, 2009 to include ARS that were sold by Morgan Keegan to its customers but were underwritten by other firms. As of June 30, 2010, customers of Morgan Keegan owned approximately $122 million of ARS and Morgan Keegan held approximately $180 million of ARS on its balance sheet. On July 21, 2009, the Alabama Securities Commission issued a “Show Cause” order to Morgan Keegan arising out of the ARS matter that is the subject of the SEC complaint described above. The order requires Morgan Keegan to show cause why its registration as a broker-dealer should not be suspended or revoked in the State of Alabama and also why it should not be subject to disgorgement, repurchasing all ARS sold to Alabama residents and payment of costs and penalties. Although it is not possible to predict the ultimate resolution or financial liability with respect to the ARS matter, management is currently of the opinion that the outcome of this matter will not have a material effect on Regions’ business, consolidated financial position or results of operations.

In April 2009, Regions, Regions Financing Trust III (the “Trust”) and certain of Regions’ current and former directors, were named in a purported class-action lawsuit filed in the U.S. District Court for the Southern District of New York on behalf of the purchasers of trust preferred securities offered by the Trust. The complaint alleges that defendants made statements in Regions’ registration statement, prospectus and year-end filings which were materially false and misleading. On May 10, 2010, the trial court dismissed all claims against all defendants in this case. However, the plaintiffs have appealed the decision. Although it is not possible to predict the ultimate resolution or financial liability with respect to this matter, management is currently of the opinion that the outcome of this matter will not have a material effect on Regions’ business, consolidated financial position or results of operations.

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

In September 2009, Regions was named as a defendant in a purported class-action lawsuit filed by customers of Regions Bank in the U.S. District Court for the Northern District of Georgia challenging the manner in which non-sufficient funds (NSF) and overdraft fees were charged and the policies related to posting order. The case was transferred to multidistrict litigation in the U.S. District Court for the Southern District of Florida, and in May 2010 an order to compel arbitration was denied. No class has been certified and at this stage of the lawsuit Regions cannot determine the probability of a material adverse result or reasonably estimate a range of potential exposures, if any. However, it is possible that an adverse resolution of this matter may be material to Regions’ business, consolidated financial position or results of operations.

NOTE 13—Recent Accounting Pronouncements

In June 2009, the FASB issued accounting guidance related to the accounting for transfers of financial assets. This guidance eliminates the concept of a qualifying special-purpose entity from consolidation guidance and the exception for guaranteed mortgage securitizations when a transferor had not surrendered control over the transferred financial assets. The guidance changes the requirements for derecognizing financial assets and also calls for additional disclosures about transfers of financial assets. This guidance is effective for fiscal years beginning after November 15, 2009 and its adoption did not have a material impact to the consolidated financial statements.

In June 2009, the FASB issued accounting guidance modifying how a company determines when a variable interest entity (“VIE”) should be consolidated. It also requires a qualitative assessment of an entity’s determination of the primary beneficiary of a VIE based on whether the entity (1) has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance, and (2) has the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. An ongoing reassessment is also required to determine whether a company is the primary beneficiary of a VIE as well as additional disclosures about a company’s involvement in VIEs. This guidance is effective for fiscal years beginning after November 15, 2009 and its adoption did not have a material impact to the consolidated financial statements.

In January 2010, the FASB issued accounting guidance regarding disclosures of fair value measurements. The guidance requires additional disclosures related to the transfers in and out of fair value hierarchy and the activity of Level 3 financial instruments. The guidance also provides clarification for the classification of financial instruments and the discussion of inputs and valuation techniques. The new disclosures and clarification are effective for interim and annual reporting periods after December 15, 2009, except for the disclosures related to the activity of Level 3 financial instruments. Those disclosures are effective for periods after December 15, 2010 and for interim periods within those years. All provisions of the guidance were adopted by Regions during the first quarter of 2010. See Note 11, “Fair Value Measurements” for additional information.

In February 2010, the FASB issued accounting guidance related to the consolidation of certain investment funds deferring, for those certain investment funds, the consolidation requirements that had resulted from guidance previously issued. Specifically, the deferral is applicable for a reporting entity’s interest in an entity (1) that has all the attributes of an investment company or (2) for which it is industry practice to apply measurement principles for financial reporting purposes that are consistent with those followed by investment companies. This guidance is effective for periods beginning after November 15, 2009. Regions adopted its provisions during the first quarter of 2010. The adoption of this guidance did not have a material impact to the consolidated financial statements.

In March 2010, the FASB issued accounting guidance relating to the scope exception related to embedded credit derivatives amending and clarifying the accounting for credit derivatives embedded in interests in securitized financial assets. This guidance is effective for interim periods beginning after June 15, 2010 and its adoption is not expected to have a material impact to the consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following discussion and analysis is part of Regions Financial Corporation’s (“Regions” or the “Company”) Quarterly Report on Form 10-Q to the Securities and Exchange Commission (“SEC”) and updates Regions’ Form 10-K for the year ended December 31, 2009, which was previously filed with the SEC. This financial information is presented to aid in understanding Regions’ financial position and results of operations and should be read together with the financial information contained in the Form 10-K. Certain prior period amounts presented in this discussion and analysis have been reclassified to conform to current period classifications, except as otherwise noted. The emphasis of this discussion will be on the three and six months ended June 30, 2010 compared to the three and six months ended June 30, 2009 for the statement of operations. For the balance sheet, the emphasis of this discussion will be the balances as of June 30, 2010 compared to December 31, 2009.

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

Regions conducts its banking operations through Regions Bank, an Alabama chartered commercial bank that is a member of the Federal Reserve System. At June 30, 2010, Regions operated approximately 1,774 total branch outlets in Alabama, Arkansas, Florida, Georgia, Illinois, Indiana, Iowa, Kentucky, Louisiana, Mississippi, Missouri, North Carolina, South Carolina, Tennessee, Texas and Virginia. Regions provides brokerage services and investment banking from approximately 325 offices of Morgan Keegan & Company, Inc. (“Morgan Keegan”), a full-service regional brokerage and investment banking firm. Regions provides full-line insurance brokerage services primarily through Regions Insurance, Inc.

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

SECOND QUARTER HIGHLIGHTS

Regions reported a net loss available to common shareholders of $335 million, or $0.28 loss per diluted share in the second quarter of 2010, compared to a net loss available to common shareholders of $244 million, or $0.28 loss per diluted share in the second quarter of 2009. During the second quarter of 2010, Regions recorded a $200 million regulatory charge related to Morgan Keegan regulatory proceedings. Excluding the Morgan Keegan charge, Regions’ loss was $0.11 per diluted share in the second quarter of 2010. Lower credit costs were the primary driver of the period over period improvement in results of operations, when excluding the regulatory charge (see Table 14 “GAAP to Non-GAAP Reconciliation”). During the second quarter of 2010, Regions recorded a $651 million provision for loan losses, $261 million lower than the second quarter of 2009. The decrease in provision reflects moderating credit measures, including linked-quarter declines in non-performing loans and net charge-offs.

Net interest income on a fully taxable-equivalent basis for the second quarter of 2010 was $863 million compared to $840 million in the second quarter of 2009. The net interest margin (taxable-equivalent basis) was 2.87 percent in the second quarter of 2010, compared to 2.62 percent during the second quarter of 2009. Improved deposit pricing, as well as a favorable mix shift to lower cost products, drove the improvement.

Net charge-offs totaled $651 million, or an annualized 2.99 percent of average loans, in the second quarter of 2010, compared to 2.06 percent for the second quarter of 2009. Charge-offs were higher across most major categories when comparing the 2010 period to the prior year period, with investor real estate representing the most significant driver of the increase. The provision for loan losses totaled $651 million in the second quarter of 2010 compared to $912 million during the second quarter of 2009. The allowance for loan losses at June 30, 2010 was 3.71 percent of total loans, net of unearned income, compared to 3.43 percent at December 31, 2009 and 2.37 percent at June 30, 2009. Total non-performing assets, excluding loans held for sale, at June 30, 2010 were $4.0 billion, compared to $4.1 billion at December 31, 2009 and $3.1 billion at June 30, 2009. As compared to March 31, 2010, total non-performing assets, excluding loans held for sale, decreased $297 million.

Non-interest income for the second quarter of 2010 decreased by $443 million compared to the second quarter of 2009. However, the 2009 period included securities gains of $108 million, leveraged lease termination gains of $189 million, a gain on sale of Visa shares of $80 million, and a $61 million gain on early extinguishment of debt, all of which did not repeat in the 2010 period. These decreases were partially offset by increases in income from service charges on deposit accounts. Service charges will be negatively impacted going forward due to new policies implemented during the second quarter of 2010 as well as regulatory changes.

Total non-interest expense was $1.3 billion and $1.2 billion in the second quarter of 2010 and 2009, respectively. However, the 2009 period included a $64 million FDIC special assessment and securities-related net other-than-temporary impairment charges of $69 million, which did not repeat in the 2010 period. Lower salaries and employee benefits also contributed to the period over period decrease. These decreases were partially offset by higher professional and legal fees, other real estate owned expense, and FDIC premiums. The 2010 period included a $200 million regulatory charge recorded by Morgan Keegan related to regulatory proceedings.

The Company continues to closely monitor the oil spill in the Gulf of Mexico. In assessing the potential financial impacts of the oil spill, Regions has performed a thorough review of the potentially impacted geographic area stretching from Lake Charles, Louisiana to just north of Tampa, Florida. Within that geographic range, Regions analyzed exposure to businesses that could be most affected, such as those that rely on tourism, fishing, boating, and hospitality. Management will continue to closely monitor the situation; prospective provisions for loan losses will incorporate any deterioration in affected portfolios as necessary.

The Dodd-Frank Wall Street Reform and Consumer Protection Act which was signed into law on July 21, 2010 provides some level of clarity regarding how the industry and Regions’ specific business will move forward. Additional rule writing is required under this legislation and will require substantial time before the business implications are completely defined. For example, the impact of the Durbin amendment on the

Company’s annual interchange revenue stream is not currently defined. Non-interest expenses (e.g., FDIC insurance premiums and other regulatory fees) could also be pressured by provisions included in the legislation. Additionally, trust preferred securities will be phased out as an allowable component of Tier 1 capital over a three year period beginning in 2012. Regions’ trust preferred securities totaled just over $846 million at June 30, 2010, representing approximately 86 basis points of Tier 1 capital.

TOTAL ASSETS

Regions’ total assets at June 30, 2010 were $135.3 billion, compared to $142.3 billion at December 31, 2009. The decrease in total assets from year-end 2009 resulted primarily from decreases in the loan portfolio, a product of weak demand as well as strategic decisions to reduce the concentration in investor real estate loans. Lower interest-bearing deposits in other banks also contributed to the decrease.

LOANS

At June 30, 2010 and December 31, 2009, loans represented 72 percent of Regions’ interest-earning assets. The following table presents the distribution by loan type of Regions’ loan portfolio, net of unearned income:

Table 1—Loan Portfolio

	June 30 2010	December 31 2009	June 30 2009
	(In millions, net of unearned income)
Commercial and industrial	$21,096	$21,547	$23,619
Commercial real estate mortgage—owner occupied	11,967	12,054	12,282
Commercial real estate construction—owner occupied	547	751	1,060

Total commercial	33,610	34,352	36,961
Commercial investor real estate mortgage	15,152	16,109	16,419
Commercial investor real estate construction	3,778	5,591	7,163

Total investor real estate	18,930	21,700	23,582
Residential first mortgage	15,567	15,632	15,564
Home equity	14,802	15,381	15,796
Indirect	1,900	2,452	3,099
Other consumer	1,136	1,157	1,147

Total consumer	33,405	34,622	35,606

	$85,945	$90,674	$96,149

Loans, net of unearned income, totaled $85.9 billion at June 30, 2010, a decrease of $4.7 billion from year-end 2009 levels. Strategic decisions to reduce the concentration in investor real estate were the primary contributor to the decrease. All other categories decreased reflecting continued weak loan demand.

CREDIT QUALITY

Recent weak economic conditions, including declining property values and high levels of unemployment, impacted the credit quality of Regions’ loan portfolio. Investor real estate loans and home equity products (particularly, Florida second lien) may carry a higher risk of non-collection than other loans.

The following chart presents details of Regions’ $18.9 billion investor real estate portfolio as of June 30, 2010 (dollars in billions):

LAND, SINGLE-FAMILY, AND CONDOMINIUM

Beginning in late 2007, the land, single-family, and condominium components of the investor real estate portfolio came under significant pressure. Credit quality of the investor real estate portfolio is sensitive to risks associated with construction loans such as cost overruns, project completion risk, general contractor credit risk, environmental and other hazard risks, and market risks associated with the sale or rental of completed properties. While losses within these loan types were influenced by conditions described above, the most significant drivers of losses were the continued decline in demand for residential real estate and in the value of property. Beginning in 2008, Regions strategically reduced exposures in these product types through pro-active workouts, appropriate charge-offs, and asset dispositions as detailed in Table 2 below.

The following table presents credit metrics for land, single-family and condominium loans:

Table 2—Land, Single-Family and Condominium

	June 30 2010	December 31 2009	June 30 2009
	(In millions, net of unearned income)
Land
Loan balance	$2,320	$2,979	$3,642
Accruing loans 90 days past due	4	16	12
Non-accruing loans	616	724	597

	June 30 2010	December 31 2009	June 30 2009
	(In millions, net of unearned income)
Single-Family
Loan balance	$1,616	$2,083	$2,556
Accruing loans 90 days past due	3	7	6
Non-accruing loans	407	545	427

	June 30 2010	December 31 2009	June 30 2009
	(In millions, net of unearned income)
Condominium
Loan balance	$432	$586	$745
Accruing loans 90 days past due	—	—	—
Non-accruing loans	121	184	245

MULTI-FAMILY AND RETAIL

Beginning in 2009, multi-family and retail loans experienced increased pressure and contributed to increases in non-accrual loans. Continued weak economic conditions impacted demand for products and services in these sectors. Lower demand impacted cash flows generated by these properties, leading to a higher rate of non-collection. Offsetting the risk of non-collection is the geographic diversity of Regions’ exposure.

The following table presents credit metrics and geographic distribution for multi-family and retail loans:

Table 3—Multi-family and Retail

	June 30 2010 (1)	December 31 2009	June 30 2009
	(In millions, net of unearned income)
Multi-family
Loan balance	$4,753	$5,049	$5,065
Accruing loans 90 days past due	—	1	5
Non-accruing loans	168	113	108

(1)

The majority of the balance related to multi-family loans is geographically distributed throughout the following areas: Texas 21%, Florida 15%, Georgia 9%, Tennessee 7%, Louisiana 7% and North Carolina 6%. All other states, none of which comprise more than 5%, make up the remainder of the balance.

	June 30 2010 (1)	December 31 2009	June 30 2009
	(In millions, net of unearned income)
Retail
Loan balance	$3,622	$4,120	$4,421
Accruing loans 90 days past due	22	4	30
Non-accruing loans	315	288	182

(1)

The majority of the balance related to retail loans is geographically distributed throughout the following areas: Florida 23%, Texas 14%, Georgia 9%, Alabama 9%, Tennessee 8% and North Carolina 6%. All other states, none of which comprise more than 5%, make up the remainder of the balance.

HOME EQUITY PORTFOLIO

The home equity portfolio totaled $14.8 billion at June 30, 2010 as compared to $15.8 billion at June 30, 2009. Losses in this portfolio generally track overall economic conditions. The main source of economic stress has been in Florida, where residential property values have declined significantly while unemployment rates have risen to historically high levels. Losses on relationships in Florida where Regions is in a second lien position are higher than first lien losses.

The Company calculated an estimate of the current value of property secured as collateral for home equity lending products (“current LTV”). The estimate is based on home price indices compiled by the Federal Housing Finance Agency (“FHFA”). The FHFA data indicates trends for Metropolitan Statistical Areas (“MSA”).

Regions uses the FHFA valuation trends from the MSAs in the Company’s footprint in its estimate. The trend data is applied to the loan portfolios taking into account the age of the most recent valuation and geographic area. At June 30, 2010, the Company estimates that the number of home equity loans where the current LTV exceeded 100 was approximately 7.9 percent, while approximately 13.9 percent of the outstanding balances of home equity loans had a current LTV greater than 100.

The following tables provide details related to the home equity portfolio as follows:

Table 4—Selected Home Equity Portfolio Information

	As of and for the Six Months Ended June 30, 2010
	Florida			All Other States			Total
(Dollars in millions)	1st Lien	2nd Lien	Total	1st Lien	2nd Lien	Total	1st Lien	2nd Lien	Total
Balance	$2,098	$3,333	$5,431	$4,250	$5,121	$9,371	$6,348	$8,454	$14,802
Net Charge-offs	32	128	160	16	45	61	48	173	221
Net Charge-off % (1)	3.05%	7.63%	5.87%	0.75%	1.78%	1.31%	1.51%	4.10%	2.99%

	As of and for the Six Months Ended June 30, 2009
	Florida			All Other States			Total
(Dollars in millions)	1st Lien	2nd Lien	Total	1st Lien	2nd Lien	Total	1st Lien	2nd Lien	Total
Balance	$2,171	$3,625	$5,796	$4,509	$5,491	$10,000	$6,680	$9,116	$15,796
Net Charge-offs	30	127	157	13	38	51	43	165	208
Net Charge-off % (1)	2.78%	7.01%	5.44%	0.58%	1.38%	1.02%	1.28%	3.60%	2.62%

(1)	Net charge-off percentages are calculated on an annualized basis as a percent of average balances.

Net charge-offs were an annualized 2.99 percent of home equity loans for the first six months of 2010 compared to an annualized 2.62 percent through the first six months of 2009. Losses in Florida-based credits remained at elevated levels, as unemployment levels remain high and property valuations in certain markets have continued to experience ongoing deterioration. As illustrated in Table 4 “Selected Home Equity Portfolio Information,” these loans and lines represent approximately $5.4 billion of Regions’ total home equity portfolio at June 30, 2010. Of that balance, approximately $2.1 billion represent first liens, while second liens, which total $3.3 billion, are the main source of losses. Florida second lien losses were 7.63 percent annualized through the first six months of 2010 as compared to 7.01 percent for the same period of 2009. Through the first six months of 2010, home equity losses in Florida amounted to an annualized 5.87 percent of loans and lines versus 1.31 percent across the remainder of Regions’ footprint. This compares to the first six months of 2009 losses of 5.44 percent and 1.02 percent, respectively.

OTHER CREDIT QUALITY MATTERS

Regions does not have any option adjustable rate mortgage (“ARM”) products, loans with initial teaser rates or other higher-risk residential loans. Regions has approximately $55 million in book value of “sub-prime” loans retained from the disposition of EquiFirst, down from the year-end 2009 balance of $61 million. The credit loss exposure related to these loans is addressed in management’s periodic determination of the allowance for credit losses.

Using the same methodology described in the above discussion of home equity loans, at June 30, 2010, the Company estimates that the number of residential first mortgage loans where the current LTV exceeded 100 was approximately 4.4 percent, while approximately 10.0 percent of the outstanding balances of residential first mortgage loans had a current LTV greater than 100.

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

Credit Review, Commercial and Consumer Credit Risk Management, and Special Assets are all involved in the credit risk management process to assess the accuracy of risk ratings, the quality of the portfolio and the estimation of inherent credit losses in the loan portfolio. This comprehensive process also assists in the prompt identification of problem credits. The Company has taken a number of measures to manage the portfolios and mitigate losses, particularly in the more problematic portfolios. In addition, a strong consumer Customer Assistance Program (CAP) is in place which educates customers about options and initiates early contact with customers to discuss solutions when a consumer loan first becomes delinquent.

For the majority of the loan portfolio, management uses information from its ongoing review processes to stratify the loan portfolio into pools sharing common risk characteristics. Loans that share common risk characteristics are assigned a portion of the allowance for credit losses based on the assessment process described above. Credit exposures are categorized by type and assigned estimated amounts of inherent loss based on several factors, including current and historical loss experience for each pool and management’s judgment of current economic conditions and their expected impact on credit performance. Adjustments to the allowance for credit losses calculated using a pooled approach are recorded through the provision for loan losses.

As a matter of business practice, Regions may require some form of credit support, such as a guarantee. Guarantees are legally binding and simultaneous with the primary loan agreements. Regions underwrites the ability of each guarantor to perform under its guarantee in the same manner and to the same extent as would be required to underwrite the repayment plan of a direct obligor. This entails obtaining sufficient information on the guarantor, including financial and operating information, to sufficiently measure a guarantor’s ability to perform, under the guarantee. However, the benefit assigned to credit support within the calculation of the allowance for credit losses is not material to the consolidated financial statements.

The allowance for loan losses totaled $3.2 billion at June 30, 2010, $3.1 billion at December 31, 2009 and $2.3 billion at June 30, 2009. The allowance for loan losses as a percentage of net loans was 3.71 percent at June 30, 2010 compared to 3.43 percent at December 31, 2009 and 2.37 percent at June 30, 2009. The reserve for unfunded credit commitments was $71 million at June 30, 2010 compared to $74 million at December 31, 2009 and $53 million at June 30, 2009. The increase in the allowance for loan losses from December 31, 2009, was attributable to commercial, investor real estate (primarily land, retail and multi-family), residential first mortgage, and home equity loans. Despite the continued losses, there are indications that credit costs have begun to stabilize, as compared to recent quarters. Non-performing loans, excluding loans held for sale, decreased $15 million from December 31, 2009. As compared to March 31, 2010, total non-performing loans, excluding loans held for sale, decreased $233 million. Gross inflows to non-performing loans declined, primarily driven by investor real estate.

The Company continues to closely monitor the oil spill in the Gulf of Mexico. In assessing the potential financial impacts of the oil spill, Regions has performed a thorough review of the potentially impacted geographic area stretching from Lake Charles, Louisiana to just north of Tampa, Florida. Within that geographic range, Regions analyzed exposure to businesses that could be most affected, such as those that rely on tourism, fishing, boating, restaurants, and hospitality. Management will continue to closely monitor the situation; prospective provisions for loan losses will incorporate any deterioration in affected portfolios as necessary.

Net charge-offs as a percentage of average loans (annualized) were 3.08 percent and 1.85 percent in the first six months of 2010 and 2009, respectively. Charge-off ratios were higher across all major categories, period over period. Investor real estate losses were the highest contributor, reflecting increased charge-offs in the land, single-family and retail components of investor real estate.

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

As compared to most recent periods, credit costs and many related metrics improved. However, management expects that net loan charge-offs for all portfolios will continue at an elevated level during 2010, as compared with more normalized economic environments. Details regarding the allowance and net charge-offs, including an analysis of activity from the previous year’s totals, are included in Table 5 “Allowance for Credit Losses.”

Activity in the allowance for credit losses is summarized as follows:

Table 5—Allowance for Credit Losses

	Six Months Ended June 30
	2010	2009
	(Dollars in millions)
Allowance for loan losses at beginning of year	$3,114	$1,826
Loans charged-off:
Commercial and industrial	193	153
Commercial real estate mortgage—owner occupied	74	31
Commercial real estate construction—owner occupied	17	7
Commercial investor real estate mortgage	416	179
Commercial investor real estate construction	291	179
Residential first mortgage	125	91
Home equity	230	220
Indirect	20	37
Other consumer	43	37

	1,409	934
Recoveries of loans previously charged-off:
Commercial and industrial	14	11
Commercial real estate mortgage—owner occupied	3	4
Commercial real estate construction—owner occupied	—	—
Commercial investor real estate mortgage	7	2
Commercial investor real estate construction	7	2
Residential first mortgage	1	1
Home equity	9	12
Indirect	9	10
Other consumer	9	11

	59	53
Net charge-offs:
Commercial and industrial	179	142
Commercial real estate mortgage—owner occupied	71	27
Commercial real estate construction—owner occupied	17	7
Commercial investor real estate mortgage	409	177
Commercial investor real estate construction	284	177
Residential first mortgage	124	90
Home equity	221	208
Indirect	11	27
Other consumer	34	26

	1,350	881
Provision for loan losses	1,421	1,337

Allowance for loan losses at June 30	$3,185	$2,282

Reserve for unfunded credit commitments at January 1	74	74
Provision for unfunded credit commitments	(3)	(21)

Reserve for unfunded credit commitments at June 30	71	53

Allowance for credit losses at end of period	$3,256	$2,335

Loans, net of unearned income, outstanding at end of period	$85,945	$96,149
Average loans, net of unearned income, outstanding for the period	$88,488	$96,012
Ratios:
Allowance for loan losses at end of period to loans, net of unearned income	3.71%	2.37%
Net charge-offs as percentage of:
Average loans, net of unearned income	3.08	1.85
Provision for loan losses	95.00	65.88

Loans deemed to be impaired include troubled debt restructurings (“TDRs”), plus commercial and investor real estate non-accrual loans. Commercial and investor real estate impaired loans with outstanding balances equal to or greater than $2.5 million are evaluated individually for impairment. For these loans, Regions measures the level of impairment based on the present value of the estimated projected cash flows, the estimated value of the collateral or, if available, observable market prices. For consumer TDRs, Regions measures the level of impairment based on pools of loans stratified by common risk characteristics. If current valuations are lower than the current book balance of the credit, the negative differences are reviewed for possible charge-off. In instances where management determines that a charge-off is not appropriate, a specific reserve is established for the individual loan in question. This specific reserve is incorporated as a part of the overall allowance for credit losses. The recorded investment in impaired loans was approximately $4.6 billion at June 30, 2010, compared to $5.0 billion at December 31, 2009. The allowance allocated to impaired loans, excluding TDRs, totaled $368 million and $403 million at June 30, 2010 and December 31, 2009, respectively. Loans that were characterized as TDRs totaled $1.6 billion and $1.9 billion at June 30, 2010 and December 31, 2009, respectively. The allowance allocated to TDRs, excluding specifically-impaired loans referred to above, totaled $34 million at June 30, 2010 and $38 million at December 31, 2009.

Regions continues to work to meet the individual needs of consumer borrowers to stem foreclosure through CAP. Regions designed the program to allow for customer-tailored modifications with the goal of keeping customers in their homes and avoiding foreclosure where possible. Modification may be offered to any borrower experiencing financial hardship—regardless of the borrower’s payment status. Under the CAP, Regions may offer a short-term deferral, a term extension, an interest rate reduction, a new loan product, or a combination of these options. Regions evaluates the success of the modification program (the “recidivism rate”). Our recidivism rate is the 60-day and greater delinquency rate inclusive of non-accruing loans for all TDRs which were restructured six months or prior to the reporting period. For CAP modifications, this rate is currently approximately 20%. For loans restructured under CAP, Regions expects to collect the original contractually due principal. The gross original contractual interest may be collectible, depending on the terms modified. The length of the CAP modifications ranges from temporary payment deferrals of three months to term extensions for the life of the loan. All such modifications are considered TDRs regardless of the term if there is a concession to a borrower experiencing financial difficulty. Modified loans are subject to policies governing accrual/nonaccrual evaluation consistent with all other loans of the same product type. Consumer loans are subject to objective accrual/nonaccrual decisions. Under these policies, loans subject to CAP are charged down to estimated value and placed on nonaccrual status on or before the month in which the loan becomes 180 days past due. Because the program was designed to evaluate potential CAP participants as early as possible in the lifecycle of the troubled loan, many of the modifications are finalized without the borrower ever reaching 180 days past due, and with the loans having never been placed on nonaccrual. Accordingly, given the positive impact of the restructuring on the likelihood of recovery of cash flows due under the modified terms, accrual status continues to be appropriate for these loans. None of the modified consumer loans listed in our TDR disclosures were collateral-dependent at the time of modification. At June 30, 2010, approximately $134 million in residential first mortgage TDRs and approximately $8 million in home equity TDRs were in excess of 180 days past due and are considered collateral-dependent.

Residential first mortgage, home equity and other consumer TDRs are consumer loans modified under the CAP. Commercial and investor real estate are not the result of a formal program, but represent situations where modification was offered as a workout alternative. The following table summarizes TDRs for the periods ending June 30, 2010 and December 31, 2009:

Table 6—Troubled Debt Restructurings

	June 30, 2010
	Loan Balance	Allowance for Credit Losses
	(In millions)
Accruing:
Commercial	$24	$2
Investor real estate	22	—
Residential first mortgage	836	24
Home equity	295	8
Other consumer	62	1

	$1,239	$35
Non-accrual status or 90 days past due:
Commercial	$34	$4
Investor real estate	99	16
Residential first mortgage	217	2
Home equity	26	1

	376	23

	$1,615	$58

Note 1.	All loans listed in the table above are considered impaired under applicable accounting literature.
Note 2.	Net charge-offs on commercial were approximately $5 million and less than $1 million for the six months ended June 30, 2010 and 2009, respectively.
Net charge-offs on investor real estate were approximately $20 million and $2 million for the six months ended June 30, 2010 and 2009, respectively.
Net charge-offs on residential first mortgage were approximately $49 million and $19 million for the six months ended June 30, 2010 and 2009, respectively.
Net charge-offs on home equity were approximately $21 million and $2 million for the six months ended June 30, 2010 and 2009, respectively.
Net charge-offs on other consumer were approximately $3 million and less than $1 million for the six months ended June 30, 2010 and 2009, respectively.

	December 31, 2009
	Loan Balance	Allowance for Credit Losses
	(In millions)
Accruing:
Commercial	$24	$2
Investor real estate	1	—
Residential first mortgage	1,291	29
Home equity	241	5
Other consumer	51	1

	$1,608	$37
Non-accrual status or 90 days past due:
Commercial	$17	$2
Investor real estate	75	16
Residential first mortgage	178	1
Home equity	17	1

	287	20

	$1,895	$57

Note 1.	All loans listed in the table above are considered impaired under applicable accounting literature.

If loans characterized as TDRs perform according to the restructured terms for a satisfactory period of time, the TDR designation may be removed in a new calendar year if the loan yields a market rate. A minimum of six months’ consecutive payments is required in order to demonstrate a performance history sufficient to remove the TDR designation. The high rate of performance of residential first mortgage loans, which were characterized as TDRs in 2009, drove the decrease in TDR balances during the first half of 2010.

NON-PERFORMING ASSETS

Non-performing assets are summarized as follows:

Table 7—Non-Performing Assets

	June 30 2010		December 31 2009		June 30 2009
	(Dollars in millions)
Non-performing loans:
Commercial and industrial	$479		$427		$383
Commercial real estate mortgage—owner occupied	680		560		333
Commercial real estate construction—owner occupied	37		50		46

Total commercial	1,196		1,037		762
Commercial investor real estate mortgage	1,286		1,203		811
Commercial investor real estate construction	754		1,067		869

Total investor real estate	2,040		2,270		1,680
Residential first mortgage	212		180		174
Home equity	25		1		2

Total non-performing loans	3,473		3,488		2,618
Foreclosed properties	546		607		439

Total non-performing assets* excluding loans held for sale	4,019		4,095		3,057
Non-performing loans held for sale	256		317		371

Total non-performing assets* including loans held for sale	$4,275		$4,412		$3,428

Non-performing loans*, excluding loans held for sale, to loans, net of unearned income	4.04%		3.85%		2.72%
Non-performing assets* excluding loans held for sale, to loans, net of unearned income, and foreclosed properties	4.65%		4.49%		3.17%
Non-performing assets* to loans, net of unearned income, and foreclosed properties	4.94%		4.83%		3.55%
Allowance for loan losses to non-performing loans*	0.92	x	0.89	x	0.87	x
Accruing loans 90 days past due:
Commercial and industrial	$7		$24		$14
Commercial real estate mortgage—owner occupied	4		16		14
Commercial real estate construction—owner occupied	—		2		3

Total commercial	11		42		31
Commercial investor real estate mortgage	26		22		46
Commercial investor real estate construction	4		8		13

Total investor real estate	30		30		59
Residential first mortgage	349		361		363
Home equity	215		241		148
Indirect	3		6		5
Other consumer	4		8		7

	$612		$688		$613

Restructured loans not included in the categories above	$1,239		$1,608		$1,178

*	Exclusive of accruing loans 90 days past due

Total non-performing assets were $4.3 billion at June 30, 2010 compared to $4.4 billion at December 31, 2009 and $3.4 billion at June 30, 2009. Excluding loans held for sale, non-performing assets at June 30, 2010 were $4.0 billion compared to $4.1 billion at December 31, 2009 and $3.1 billion at June 30, 2009. Commercial investor real estate construction was the largest driver of the decreases since year-end, partially offset by increases in commercial and industrial, commercial real estate mortgage—owner occupied, and commercial investor real estate mortgage.

Loans past due 90 days or more and still accruing were $612 million at June 30, 2010, a decrease from $688 million at December 31, 2009.

At June 30, 2010 and December 31, 2009, Regions had approximately $800 million and $1.2 billion, respectively, of potential problem commercial and investor real estate loans that were not included in non-accrual loans or in the accruing loans 90 days past due categories, but for which management had concerns as to the ability of such borrowers to comply with their present loan repayment terms.

SECURITIES

The following table details the carrying values of securities:

Table 8—Securities

	June 30 2010	December 31 2009	June 30 2009
	(In millions)
U.S. Treasury securities	$71	$57	$64
Federal agency securities	50	51	52
Obligations of states and political subdivisions	38	70	514
Mortgage-backed securities
Residential agency	22,838	22,700	15,870
Residential non-agency	25	36	1,104
Commercial agency	21	21	843
Other debt securities	28	21	22
Equity securities	1,123	1,144	1,255

	$24,194	$24,100	$19,724

Securities totaled $24.2 billion at June 30, 2010, an increase of $94 million from year-end 2009 levels. As part of the Company’s asset/liability management process, in the first quarter of 2010, Regions sold approximately $1.4 billion of residential agency securities available for sale and recognized a gain of approximately $59 million. The proceeds were reinvested into newer issue residential agency securities with slightly longer durations.

Securities available for sale, which comprise nearly all of the securities portfolio, are an important tool used to manage interest rate sensitivity and provide a primary source of liquidity for the Company (see INTEREST RATE SENSITIVITY, Exposure to Interest Rate Movements and LIQUIDITY).

LOANS HELD FOR SALE

Loans held for sale totaled $1.2 billion at June 30, 2010 compared to $1.5 billion at December 31, 2009. This decrease primarily reflects normalization of the mortgage business, as origination activity slowed during the first half of 2010.

OTHER INTEREST-EARNING ASSETS

All other interest-earning assets decreased approximately $2.1 billion from year-end 2009 to June 30, 2010 primarily due to a reduction in trading assets, driven by a change in strategy in mitigating the changes in the fair value of mortgage servicing rights. Trading assets were used to mitigate changes in valuation of mortgage servicing rights in late 2009; however, in early 2010 the Company exited these trading positions, replacing them with derivatives. A decrease in interest-bearing deposits in other banks also impacted the period over period change, representing an asset/liability management strategy whereby funds were utilized to repay certain FHLB advances. These decreases were partially offset by increases in federal funds sold and securities purchased under agreements to resell and other interest-earning assets.

GOODWILL

Goodwill totaled $5.6 billion at June 30, 2010 and December 31, 2009. Regions performed an interim test of goodwill for impairment during the second quarter of 2010. Regions’ Step One analysis indicated that the estimated fair value of the Banking/Treasury reporting unit was less than its carrying amount. Therefore, Step Two was performed and, based on the full purchase price allocation performed as if a business combination had occurred as outlined in Note 8 “Goodwill”, goodwill was not impaired as of June 30, 2010.

During the fourth quarter of 2008, the fair value of the Banking/Treasury reporting unit was calculated as required under Step One of the annual goodwill impairment test. The long-term fair value of our equity was determined using both income and market approaches. The results of these calculations indicated that the fair value of our Banking/Treasury reporting unit was less than its carrying amount. Therefore, Step Two of the goodwill impairment test was performed. In Step Two, the fair value of the company’s assets and liabilities, including the loan portfolio, intangible assets, time deposits, debt, etc., was calculated. Once the fair values were determined, deferred tax adjustments were calculated as applicable. Step Two resulted in an implied fair value of goodwill of this reporting unit of approximately $4.6 billion at December 31, 2008 and resulted in an impairment charge of $6 billion at December 31, 2008. Throughout 2009 in the Banking/Treasury reporting unit, the credit quality of Regions’ loan portfolio declined, which contributed to increased losses as well as increased non-performing loan levels. During the quarters ended June 30 and September 30, 2009, the annual test in the fourth quarter of 2009 and the quarters ended March 31 and June 30, 2010, Regions conducted tests of impairment of goodwill in the same manner as the annual test in the fourth quarter of 2008. The results of Step One during each of these periods indicated a decline in market value below the reporting unit’s carrying value. As a result, Regions performed Step Two, valuing assets and liabilities as described above. The after-tax effect of the Step Two adjustments, which are primarily driven by write-downs of assets to fair value, exceeded any decrease in the value of common equity determined in Step One, resulting in no impairment for the Banking/Treasury reporting unit. In the test conducted during the quarter ended June 30, 2010, the fair value of net assets increased more rapidly than the fair value of the equity within Regions’ Banking/Treasury reporting unit. Should the fair value of net assets increase more rapidly than the fair value of the equity within Regions’ Banking/Treasury reporting unit, the outcome of the goodwill impairment test could be negatively affected in future periods.

See Note 8, “Goodwill” to the consolidated financial statements for a detail of goodwill allocated to each reportable segment and discussion of goodwill impairment testing. See Note 11, “Fair Value Measurements” to the consolidated financial statements for the fair value measurements of certain assets and liabilities and the valuation methodology of such pricing, which is also used for testing goodwill for impairment.

Refer to Note 22, “Fair Value Measurements” in the consolidated financial statements filed on Form 10-K for a detailed discussion of the Company’s methodology for determining the fair value of financial instruments.

DEPOSITS

Regions competes with other banking and financial services companies for a share of the deposit market. Regions’ ability to compete in the deposit market depends heavily on the pricing of its deposits and how effectively the Company meets customers’ needs. Regions employs various means to meet those needs and enhance competitiveness, such as providing a high level of customer service, competitive pricing and providing convenient branch locations for its customers. Regions also serves customers through providing centralized, high-quality banking services and alternative product delivery channels such as internet banking.

The following table summarizes deposits by category:

Table 9—Deposits

	June 30 2010	December 31 2009	June 30 2009
		(In millions)
Non-interest-bearing demand	$22,993	$23,204	$20,995
Savings accounts	4,475	4,073	4,033
Interest-bearing transaction accounts	15,148	15,791	14,140
Money market accounts—domestic	26,773	23,291	21,571
Money market accounts—foreign	502	766	1,075

Low-cost deposits	69,891	67,125	61,814
Time deposits	26,298	31,468	32,724

Customer deposits	96,189	98,593	94,538

Corporate Treasury deposits
Time deposits	61	87	188

Total deposits	$96,250	$98,680	$94,726

Total deposits at June 30, 2010 decreased approximately $2.4 billion compared to year-end 2009 levels. The change was primarily driven by a decrease in time deposit accounts, primarily due to maturities. The decrease was largely offset by an increase in domestic money market accounts. While overall deposit balances decreased during the six months ended June 30, 2010, Regions has experienced a positive shift in its overall deposit mix as low-cost deposits increased by approximately $2.8 billion while higher-cost time deposit balances decreased by approximately $5.2 billion.

Regions elected to exit the Federal Deposit Insurance Corporation’s (“FDIC”) Transaction Account Guarantee (“TAG”) program on July 1, 2010. The TAG program is a component of the Temporary Liquidity Guarantee Program, whereby the FDIC guarantees all funds held at participating institutions beyond the $250,000 deposit insurance limit in qualifying transaction accounts. Regions does not expect its decision to exit the program to have a significant impact on liquidity. The Dodd-Frank Act permanently increased the FDIC coverage limit to $250,000. Also as a result of the Dodd-Frank Act, effective as of December 31, 2010, unlimited coverage for non-interest bearing demand transaction accounts will be provided until January 1, 2013.

SHORT-TERM BORROWINGS

The following is a summary of short-term borrowings:

Table 10—Short-Term Borrowings

	June 30 2010	December 31 2009	June 30 2009
	(In millions)
Federal funds purchased	$26	$30	$30
Securities sold under agreements to repurchase	1,903	1,863	2,235
Term Auction Facility	—	—	2,000
Federal Home Loan Bank structured advances	—	1,000	1,800
Other short-term borrowings	1,035	775	1,127

	$2,964	$3,668	$7,192

Short-term borrowings have experienced an overall decrease of approximately $700 million since year-end primarily due to the maturity of $1 billion of Federal Home Loan Bank structured advances.

Federal funds purchased and securities sold under agreements to repurchase totaled $1.9 billion at both June 30, 2010 and December 31, 2010. The level of these borrowings can fluctuate significantly on a day-to-day basis, depending on funding needs and which sources of funds are used to satisfy those needs. Other short-term borrowings are primarily comprised of brokerage customer and short-sale liabilities.

Regions periodically accesses funding markets through sales of securities with agreements to repurchase. Repurchase agreements are also offered as commercial banking products as short-term investment opportunities for customers. All such arrangements are considered typical of the banking and brokerage industries and are accounted for as secured borrowings.

LONG-TERM BORROWINGS

Long-term borrowings are summarized as follows:

Table 11—Long-Term Borrowings

	June 30 2010	December 31 2009	June 30 2009
	(In millions)
Federal Home Loan Bank structured advances	$2,555	$2,884	$1,649
Other Federal Home Loan Bank advances	1,316	4,520	6,168
6.375% subordinated notes due May 2012	599	598	598
7.75% subordinated notes due March 2011	507	512	518
7.00% subordinated notes due March 2011	500	500	500
7.375% subordinated notes due December 2037	300	300	300
6.75% subordinated debentures due November 2025	163	163	163
7.75% subordinated notes due September 2024	100	100	100
7.50% subordinated notes due May 2018 (Regions Bank)	750	750	750
6.45% subordinated notes due June 2037 (Regions Bank)	497	497	497
4.85% subordinated notes due April 2013 (Regions Bank)	493	491	491
5.20% subordinated notes due April 2015 (Regions Bank)	346	346	345
3.25% senior bank notes due December 2011	2,000	2,001	2,001
2.75% senior bank notes due December 2010	1,000	999	999
LIBOR floating rate senior bank notes due June 2010	—	250	750
LIBOR floating rate senior bank notes due December 2010	500	500	—
7.75% senior notes due November 2014	691	690	—
4.375% senior notes due December 2010	499	497	496
5.75% senior notes due June 2015	494	—	—
4.875% senior notes due April 2013	249	—	—
LIBOR floating rate senior notes due June 2012	350	350	350
6.625% junior subordinated notes due May 2047	498	498	498
8.875% junior subordinated notes due June 2048	345	345	345
Other long-term debt	388	454	467
Valuation adjustments on hedged long-term debt	275	219	253

	$15,415	$18,464	$18,238

Long-term borrowings decreased $3.0 billion since year-end 2009 due primarily to decreases in Federal Home Loan Bank (FHLB) advances. Long-term FHLB structured advances have stated maturities ranging from August 2010 to June 2013, but are convertible quarterly at the option of the FHLB. The FHLB structured advances have a weighted-average interest rate of 2.5%, 3.1% and 5.5% at June 30, 2010, December 31, 2009 and June 30, 2009, respectively. Other FHLB advances have a weighted-average interest rate of 3.5%, 3.4% and 3.4% at June 30, 2010, December 31, 2009 and June 30, 2009, respectively.

During the second quarter of 2010, $250 million of LIBOR floating rate senior bank notes matured. Also during the second quarter, Regions issued $250 million (gross of discount) of 4.875% senior notes due April 2013 and $500 million (gross of discount) of 5.75% senior notes due June 2015.

During the first six months of 2010, Regions prepaid approximately $1.5 billion of FHLB advances, realizing a $53 million loss on early extinguishment. The extinguishment was part of the Company’s asset/liability management process.

STOCKHOLDERS’ EQUITY

Stockholders’ equity was $17.5 billion at June 30, 2010 compared to $17.9 billion at December 31, 2009. During the first six months of 2010, net losses reduced stockholders’ equity by $473 million, cash dividends declared reduced equity by $24 million for common stock and $97 million for preferred stock, and changes in accumulated other comprehensive income increased equity by $176 million.

On May 7, 2009, the final results of the Federal Reserve’s Supervisory Capital Assessment Program (“SCAP”) were released requiring Regions to submit a capital plan to its regulators detailing the steps to be utilized to increase total Tier 1 common by $2.5 billion, of which at least $0.4 billion had to be new Tier 1 equity (see Table 12 “Regulatory Capital Requirements” and Table 14 “GAAP to Non-GAAP Reconciliation” for further discussion).

On May 20, 2009, the Company issued 287,500 shares of mandatorily convertible preferred stock, Series B (“Series B shares”), generating net proceeds of approximately $278 million. In November 2009, a single investor converted approximately 20,000 Series B shares to common shares as allowed under the original transaction documents. On June 18, 2010, as allowed by the terms of the Series B shares, Regions initiated an early conversion of the remaining outstanding Series B shares. Dividends accrued and unpaid at the conversion date were settled through issuance of common shares in accordance with the original document. No Series B shares were outstanding at June 30, 2010. Approximately 63 million common shares were issued in the conversion and dividend settlement.

The Company’s public equity offering of common stock, announced May 20, 2009, resulted in the issuance of 460 million shares at $4 per share, generating proceeds of approximately $1.8 billion, net of issuance costs.

In addition to the offerings mentioned above, in the second quarter of 2009, the Company also exchanged approximately 33 million common shares for $202 million of outstanding 6.625% trust preferred securities issued by Regions Financing Trust II (“the Trust”). The trust preferred securities were exchanged for junior subordinated notes issued by the Company to the Trust. The Company recognized a pre-tax gain of approximately $61 million on the extinguishment of the junior subordinated notes. The increase in shareholders’ equity related to the debt for common share exchange was approximately $135 million, net of issuance costs and income taxes.

These public offerings along with other capital raising efforts resulted in Regions exceeding the Tier 1 common equity capital requirements prescribed by the Federal Reserve’s SCAP (see Table 14 “GAAP to Non-GAAP Reconciliation” for further discussion).

Regions’ ratio of stockholders’ equity to total assets was 12.90 percent at June 30, 2010, compared to 12.56 percent at December 31, 2009. Regions’ ratio of tangible common stockholders’ equity to tangible assets was 6.26 percent at June 30, 2010, compared to 6.03 percent at December 31, 2009 (see Table 14 “GAAP to Non-GAAP Reconciliation” for further discussion).

At June 30, 2010, Regions had 23.1 million common shares available for repurchase through open market transactions under an existing share repurchase authorization. There were no treasury stock purchases through open market transactions during the first six months of 2010. The Company’s ability to repurchase its common stock is limited by the terms of the Purchase Agreement between Regions and the U.S. Treasury entered into on November 14, 2008, pursuant to the U.S. Treasury’s Capital Purchase Program. See Part II, Item 2 (“Unregistered Sales of Equity Securities and Use of Proceeds”).

The Board of Directors declared a $0.01 cash dividend for both of the second quarters of 2010 and 2009. Regions does not expect to increase its quarterly dividend above $0.01 for the foreseeable future. Cash dividends declared for the first six months of 2010 and 2009 were $0.02 and $0.11, respectively.

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

The following chart summarizes the applicable holding company and bank regulatory capital requirements. Regions’ capital ratios at June 30, 2010, December 31, 2009 and June 30, 2009 substantially exceeded all regulatory requirements.

Table 12—Regulatory Capital Requirements

	June 30, 2010 Ratio	December 31, 2009 Ratio	June 30, 2009 Ratio	To Be Well Capitalized
Tier 1 Common (non-GAAP):
Regions Financial Corporation	7.68%	7.15%	8.05%	NA (1)
Tier 1 Capital:
Regions Financial Corporation	12.04%	11.54%	12.16%	6.00%
Regions Bank	11.27	10.36	8.64	6.00
Total Capital:
Regions Financial Corporation	15.90%	15.78%	16.19%	10.00%
Regions Bank	14.46	13.65	11.79	10.00
Leverage:
Regions Financial Corporation	9.10%	8.90%	9.62%	5.00%
Regions Bank	8.58	8.05	6.86	5.00

(1)	The Board of Governors of the Federal Reserve System has identified 4% as the level of Tier 1 Common capital sufficient to withstand adverse economic scenarios.

The increase in the Tier 1 common risk based ratio during 2010 includes the impact of an additional $259 million of common equity due to the early conversion of the Series B shares, the reduction in risk-weighted assets from $103.3 billion at December 31, 2009 to $98.7 billion at June 30, 2010 and a reduction in the disallowed deferred tax asset from $947 million at December 31, 2009 to $443 million at June 30, 2010, partially offset by the impact of the net loss during the six months ended June 30, 2010. All of these items also impacted the Tier 1 capital ratio with the exception of the early conversion of the Series B shares.

See the “Risk Factors” section of this Form 10-Q regarding the possibility that Regions may become subject to more stringent capital requirements.

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

Historically, Regions’ liquidity has been enhanced by its relatively stable deposit base. During 2009 and 2010, Regions’ customer base grew substantially in response to competitive offers and customers’ desire to lock-in rates in the falling rate environment, as well as the introduction of new consumer and business checking products.

Regions’ financing arrangement with FHLB Atlanta adds additional flexibility in managing its liquidity position. As of June 30, 2010 Regions’ borrowings from FHLB Atlanta totaled $3.9 billion. FHLB borrowings are contingent upon the amount of collateral pledged to the FHLB. Regions Bank and its subsidiaries have pledged certain residential first mortgage loans on one-to-four family dwellings and home equity lines of credit as collateral for the FHLB advances outstanding. Additionally, investment in FHLB stock is required in relation to the level of outstanding borrowings. Regions held $472 million in FHLB stock at June 30, 2010. The FHLB has been and is expected to continue to be a reliable and economical source of funding.

In February 2010, Regions filed a shelf registration statement with the U.S. Securities and Exchange Commission. This shelf registration does not have a capacity limit and can be utilized by Regions to issue various debt and/or equity securities. The registration statement will expire in February 2013. During the second quarter of 2010, Regions issued from the shelf $250 million (gross of discount) of 4.875% senior notes due April 2013 and $500 million (gross of discount) of 5.75% senior notes due June 2015.

Regions’ Bank Note program allows Regions Bank to issue up to $20 billion aggregate principal amount of bank notes outstanding at any one time. No issuances have been made under this program as of June 30, 2010. Notes issued under the program may be senior notes with maturities from 30 days to 15 years and subordinated notes with maturities from 5 years to 30 years. These notes are not deposits and they are not insured or guaranteed by the FDIC.

Regions’ borrowing availability with the Federal Reserve Bank as of June 30, 2010, based on assets available for collateral at that date, was $15.9 billion with terms of less than 29 days, or $12.7 billion with terms of greater than or equal to 29 days.

Regions elected to exit the FDIC’s TAG program on July 1, 2010. The TAG program is a component of the Temporary Liquidity Guarantee Program, whereby the FDIC guarantees all funds held at participating institutions beyond the $250,000 deposit insurance limit in qualifying transaction accounts. Regions does not expect its decision to exit the program to have a significant impact on liquidity. The Dodd-Frank Act permanently increased the FDIC coverage limit to $250,000. As a result of the Dodd-Frank Act, effective as of December 31, 2010, unlimited coverage for non-interest bearing demand transaction accounts will be provided until January 1, 2013.

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

See the “Stockholders’ Equity” section for discussion of the Federal Reserve’s Supervisory Capital Assessment Program.

RATINGS

Regions experienced rating actions by Standard & Poor’s (“S&P”) and Dominion Bond Rating Service (“DBRS”) on March 11, 2010 and March 26, 2010, respectively. The agencies downgraded obligations of Regions Financial Corporation and Regions Bank. In general, ratings agencies base their ratings on many quantitative and qualitative factors, including capital adequacy, liquidity, asset quality, business mix, and level and quality of earnings. Any decrease in credit ratings by one or more ratings agencies could impact Regions’ access to the capital markets or short-term funding and/or increase our financing costs, thereby adversely impacting Regions’ financial condition and liquidity. The following tables present debt ratings information of Regions Financial Corporation and Regions Bank by S&P, Moody’s Investors Service, Fitch Ratings and DBRS as of June 30, 2010 and December 31, 2009.

Table 13—Credit Ratings

As of June 30, 2010
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

Many obligations of Regions and Regions Bank remain on negative watch or negative outlook by the agencies referred to above. Credit watch with negative implications, negative outlook, negative watch, and other similar terms mean that a future downgrade is possible. See the “Risk Factors” section of this Form 10-Q for more information.

A security rating is not a recommendation to buy, sell or hold securities, and the ratings above are subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating.

OPERATING RESULTS

The tables below present computations of earnings and certain other financial measures excluding the regulatory charge (non-GAAP). The regulatory charge is included in financial results presented in accordance with generally accepted accounting principles (GAAP). Regions believes that the exclusion of the regulatory charge in expressing earnings and certain other financial measures, including “earnings (loss) per common share, excluding regulatory charge”, “return on average assets, excluding regulatory charge”, and “return on average tangible common stockholders’ equity, excluding regulatory charge” (explained below) provides a meaningful base for period-to-period comparisons, which management believes will assist investors in analyzing the operating results of the Company and predicting future performance. These non-GAAP financial measures are also used by management to assess the performance of Regions’ business, because management does not consider the regulatory charge to be relevant to ongoing operating results. Management and the Board of Directors utilize these non-GAAP financial measures for the following purposes:

•	Preparation of Regions’ operating budgets

•	Calculation of performance-based annual incentive bonuses for certain executives

•	Calculation of performance-based multi-year incentive bonuses for certain executives

•	Monthly financial performance reporting

•	Monthly close-out “flash” reporting of consolidated results (management only)

•	Presentations to investors of Company performance.

Regions believes that presenting these non-GAAP financial measures will permit investors to assess the performance of the Company on the same basis as that applied by management and the Board of Directors.

The following tables also provide calculations of “return on average tangible common stockholders’ equity” and end of period “tangible common stockholders’ equity” ratios and a reconciliation of stockholders’ equity to Tier 1 capital and to “Tier 1 common equity” all of which are non-GAAP. Tangible common stockholders’ equity ratios have become a focus of some investors and management believes they may assist investors in analyzing the capital position of the Company absent the effects of intangible assets and preferred stock. Traditionally, the Federal Reserve and other banking regulators have assessed a bank’s capital adequacy based on Tier 1 capital, the calculation of which is codified in federal banking regulations. In connection with the SCAP, these regulators began supplementing their assessment of the capital adequacy of a bank based on a variation of Tier 1 capital, known as Tier 1 common equity. While not codified, analysts and banking regulators have assessed Regions’ capital adequacy using the tangible common stockholders’ equity and/or the Tier 1 common equity measure. Because tangible common stockholders’ equity and Tier 1 common equity are not formally defined by GAAP or codified in the federal banking regulations, these measures are considered to be non-GAAP financial measures, and other entities may calculate them differently than Regions’ disclosed calculations. Since analysts and banking regulators may assess Regions’ capital adequacy using tangible common stockholders’ equity and Tier 1 common equity, Regions believes that it is useful to provide investors the ability to assess Regions’ capital adequacy on these same bases.

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

Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied and are not audited. To mitigate these limitations, Regions has policies and procedures in place to identify and address expenses that qualify for non-GAAP presentation, including authorization and system controls to ensure accurate period to period comparisons. Although these non-GAAP financial measures are frequently used by stakeholders in the evaluation of a company, they have limitations as analytical tools, and should not be considered in isolation, or as a substitute for analyses of results as reported under GAAP. In particular, a measure of earnings that excludes the regulatory charge does not represent the amount that effectively accrues directly to stockholders (i.e., the regulatory charge is a reduction in earnings and stockholders’ equity).

The following tables provide: 1) a reconciliation of net income (loss) available to common shareholders (GAAP) to net income (loss) available to common shareholders, excluding regulatory charge (non-GAAP), 2) a reconciliation of earnings (loss) per common share (GAAP) to earnings (loss) per common share, excluding regulatory charge (non-GAAP), 3) a reconciliation of return on average assets (GAAP) to return on average assets, excluding regulatory charge (non-GAAP), 4) a reconciliation of average and ending stockholders’ equity (GAAP) to average and ending tangible common stockholders’ equity with and without regulatory charge (non-GAAP), and 5) a reconciliation of stockholders’ equity (GAAP) to Tier 1 capital (regulatory) and to Tier 1 common equity (non-GAAP).

Table 14—GAAP to Non-GAAP Reconciliation

		Three Months Ended June 30		Six Months Ended June 30
		2010	2009	2010	2009
		(Dollars in millions, except per share data)
INCOME (LOSS)
Net income (loss) (GAAP)		$(277)	$(188)	$(473)	$(111)
Preferred dividends and accretion (GAAP)		(58)	(56)	(117)	(107)

Net income (loss) available to common shareholders (GAAP)	A	$(335)	$(244)	$(590)	$(218)
Regulatory charge		200	—	200	—

Net income (loss) available to common shareholders, excluding regulatory charge (non-GAAP)	B	$(135)	$(244)	$(390)	$(218)

Weighted-average diluted shares	C	1,200	876	1,197	785
Earnings (loss) per common share—diluted (GAAP)	A/C	$(0.28)	$(0.28)	$(0.49)	$(0.28)

Earnings (loss) per common share, excluding regulatory charge—diluted (non-GAAP)	B/C	$(0.11)	$(0.28)	$(0.33)	$(0.28)

RETURN ON AVERAGE ASSETS
Average assets (GAAP)	D	$137,285	$146,087	$138,419	$144,832
Return on average assets (GAAP) (1)	A/D	(0.98)%	(0.67)%	(0.86)%	(0.30)%

Return on average assets, excluding regulatory charge (non-GAAP) (1)	B/D	(0.40)%	(0.67)%	(0.57)%	(0.30)%

RETURN ON AVERAGE TANGIBLE COMMON STOCKHOLDERS’ EQUITY
Average stockholders’ equity (GAAP)		$17,559	$17,495	$17,678	$17,104
Less: Average intangible assets (GAAP)		6,019	6,138	6,032	6,153
Average preferred equity (GAAP)		3,576	3,421	3,590	3,366

Average tangible common stockholders’ equity (non-GAAP)	E	$7,964	$7,936	$8,056	$7,585

Return on average tangible common stockholders’ equity (non-GAAP) (1)	A/E	(16.89)%	(12.34)%	(14.78)%	(5.81)%

Return on average tangible common stockholders’ equity, excluding regulatory charge (non-GAAP) (1)	B/E	(6.82)%	(12.34)%	(9.77)%	(5.81)%

		June 30 2010	December 31 2009	June 30 2009
		(Dollars in millions, except per share data)
TANGIBLE COMMON RATIOS
Stockholders’ equity (GAAP)		$17,463	$17,881	$18,737
Less: Intangible assets (GAAP)		6,004	6,060	6,124
Preferred equity (GAAP)		3,360	3,602	3,603

Tangible common stockholders’ equity (non-GAAP)	F	$8,099	$8,219	$9,010

Total assets (GAAP)		$135,340	$142,318	$142,811
Less: Intangible assets (GAAP)		6,004	6,060	6,124

Tangible assets (non-GAAP)	G	$129,336	$136,258	$136,687

End of period shares outstanding	H	1,256	1,193	1,188
Tangible common stockholders’ equity to tangible assets (non-GAAP)	F/G	6.26%	6.03%	6.59%

Tangible common book value per share (non-GAAP)	F/H	$6.45	$6.89	$7.58

TIER 1 COMMON RISK-BASED RATIO
Stockholders’ equity (GAAP)		$17,463	$17,881	$18,737
Accumulated other comprehensive (income) loss		(306)	(130)	36
Non-qualifying goodwill and intangibles		(5,752)	(5,792)	(5,845)
Disallowed deferred tax assets		(443)	(947)	(403)
Disallowed servicing assets		(22)	(25)	(20)
Qualifying non-controlling interests		92	91	91
Qualifying trust preferred securities		846	846	846

Tier 1 capital (regulatory)		$11,878	$11,924	$13,442
Qualifying non-controlling interests		(92)	(91)	(91)
Qualifying trust preferred securities		(846)	(846)	(846)
Preferred stock		(3,360)	(3,602)	(3,603)

Tier 1 common equity (non-GAAP)	I	$7,580	$7,385	$8,902

Risk-weighted assets (regulatory)	J	$98,653	$103,330	$110,558
Tier 1 common risk-based ratio (non-GAAP)	I/J	7.68%	7.15%	8.05%

(1)	Income statement amounts have been annualized in calculation.

Annualized return on average common stockholders’ equity for the second quarter of 2010 was (9.62) percent compared to (6.96) percent for the same period in 2009. Annualized return on average common stockholders’ equity for the first six months of 2010 was (8.45) percent compared to (3.21) percent for the same period in 2009. Annualized return on average tangible common equity for the second quarter of 2010 was (16.89) percent compared to (12.34) percent for the same period in 2009. Annualized return on average tangible common equity for the first six months of 2010 was (14.78) percent compared to (5.81) percent for the same period in 2009. Annualized return on average assets for the three months ended June 30, 2010 and 2009 was (0.98) percent and (0.67) percent, respectively. Annualized return on average assets for the first six months of 2010 and 2009 was (0.86) percent and (0.30) percent, respectively.

NET INTEREST INCOME

The following table presents an analysis of net interest income/margin for the three months ended June 30:

Table 15—Consolidated Average Daily Balances and Yield/Rate Analysis

	Three Months Ended June 30
	2010			2009
(Dollars in millions; yields on taxable-equivalent basis)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Federal funds sold and securities purchased under agreements to resell	$345	$1	0.42%	$508	$1	0.49%
Trading account assets	1,186	9	3.24	1,221	11	3.58
Securities:
Taxable	23,862	224	3.77	19,453	239	4.92
Tax-exempt	41	—	—	562	8	6.30
Loans held for sale	1,031	9	3.29	1,790	16	3.41
Loans, net of unearned income (1)(2)	87,266	936	4.30	95,382	1,077	4.53
Other interest-earning assets	6,745	8	0.46	9,700	8	0.36

Total interest-earning assets	120,476	1,187	3.95	128,616	1,360	4.24
Allowance for loan losses	(3,215)			(1,917)
Cash and due from banks	2,112			2,269
Other non-earning assets	17,912			17,119

	$137,285			$146,087

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Savings accounts	$4,478	1	0.08	$4,029	1	0.11
Interest-bearing transaction accounts	15,651	8	0.21	14,277	11	0.30
Money market accounts	27,302	32	0.46	22,138	43	0.78
Time deposits	26,933	153	2.29	33,442	275	3.30
Other	—	—	—	728	—	0.14

Total interest-bearing deposits (3)	74,364	194	1.05	74,614	330	1.78
Federal funds purchased and securities sold under agreements to repurchase	1,798	1	0.17	3,734	3	0.33
Other short-term borrowings	847	1	0.65	7,427	13	0.71
Long-term borrowings	15,933	128	3.21	18,829	174	3.70

Total interest-bearing liabilities	92,942	324	1.40	104,604	520	2.00

Net interest spread			2.55			2.24

Non-interest-bearing deposits (3)	23,688			20,421
Other liabilities	3,096			3,567
Stockholders’ equity	17,559			17,495

	$137,285			$146,087

Net interest income/margin on a taxable-equivalent basis (4)		$863	2.87%		$840	2.62%

Notes:

(1)	Loans, net of unearned income include non-accrual loans for all periods presented.
(2)	Interest income includes net loan fees of $11 million and $5 million for the quarters ended June 30, 2010 and 2009, respectively.
(3)

Total deposit costs may be calculated by dividing total interest expense on deposits by the sum of interest-bearing deposits and non-interest bearing deposits. The rates for total deposit costs equal 0.79% and 1.39% for the three months ended June 30, 2010 and 2009, respectively.

(4)	The computation of taxable-equivalent net interest income is based on the stautory federal income tax rate of 35%, adjusted for applicable state income taxes net of the related federal tax benefit.

The following table presents an analysis of net interest income/margin for the six months ended June 30:

Table 16—Consolidated Average Daily Balances and Yield/Rate Analysis

	Six Months Ended June 30
	2010			2009
(Dollars in millions; yields on taxable-equivalent basis)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Federal funds sold and securities purchased under agreements to resell	$359	$1	0.40%	$526	$2	0.65%
Trading account assets	1,236	22	3.63	1,227	24	3.89
Securities:
Taxable	23,836	466	3.94	19,307	478	4.99
Tax-exempt	46	1	4.68	624	19	6.32
Loans held for sale	1,211	17	2.82	1,805	31	3.43
Loans, net of unearned income (1)(2)	88,488	1,888	4.30	96,012	2,179	4.58
Other interest-earning assets	6,361	15	0.46	7,661	14	0.38

Total interest-earning assets	121,537	2,410	4.00	127,162	2,747	4.36
Allowance for loan losses	(3,179)			(1,893)
Cash and due from banks	2,146			2,333
Other non-earning assets	17,915			17,230

	$138,419			$144,832

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Savings accounts	$4,347	2	0.10	$3,917	2	0.12
Interest-bearing transaction accounts	15,680	19	0.24	14,591	21	0.28
Money market accounts	26,513	72	0.54	21,674	110	1.03
Time deposits	28,348	343	2.44	33,169	563	3.42
Other	—	—	—	630	—	0.11

Total interest-bearing deposits (3)	74,888	436	1.17	73,981	696	1.90
Federal funds purchased and securities sold under agreements to repurchase	1,893	2	0.18	3,468	6	0.37
Other short-term borrowings	966	3	0.74	8,221	30	0.72
Long-term borrowings	16,671	267	3.23	18,893	358	3.82

Total interest-bearing liabilities	94,418	708	1.51	104,563	1,090	2.10

Net interest spread			2.49			2.26

Non-interest-bearing deposits (3)	23,255			19,663
Other liabilities	3,068			3,502
Stockholders’ equity	17,678			17,104

	$138,419			$144,832

Net interest income/margin on a taxable-equivalent basis (4)		$1,702	2.82%		$1,657	2.63%

Notes:

(1)	Loans, net of unearned income include non-accrual loans for all periods presented.
(2)	Interest income includes net loan fees of $22 million and $7 million for the six months ended June 30, 2010 and 2009, respectively.
(3)

Total deposit costs may be calculated by dividing total interest expense on deposits by the sum of interest-bearing deposits and non-interest bearing deposits. The rates for total deposit costs equal 0.90% and 1.50% for the six months ended June 30, 2010 and 2009, respectively.

(4)	The computation of taxable-equivalent net interest income is based on the stautory federal income tax rate of 35%, adjusted for applicable state income taxes net of the related federal tax benefit.

For the second quarter of 2010, net interest income (taxable-equivalent basis) totaled $863 million compared to $840 million in the second quarter of 2009. The net interest margin (taxable-equivalent basis) was 2.87 percent in the second quarter of 2010, compared to 2.62 percent during the second quarter of 2009. For the first six months of both 2010 and 2009, net interest income (taxable-equivalent basis) totaled $1.7 billion. The net interest margin (taxable-equivalent basis) was 2.82 percent in the first six months of 2010, compared to 2.63 percent during the first six months of 2009. Improved deposit pricing as well as a favorable mix shift to lower cost deposits has driven the improvement in net interest margin. Additionally improving spreads on newly originated and renewed loans also contributed to the increase in the net interest margin for the second quarter and first six months of 2010 versus prior periods. The Company expects the net interest margin to continue improving gradually throughout the year reaching 3.00 percent by year-end 2010. As this outlook does not presume a significant impact from movement in interest rates, the main drivers of expected net interest margin improvement primarily stem from the aforementioned improvement in deposit mix and costs and average spreads on earning assets.

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

The primary objective of asset/liability management at Regions is to coordinate balance sheet composition with interest rate risk management to sustain a reasonable and stable net interest income throughout various interest rate cycles. In computing interest rate sensitivity for measurement, Regions compares a set of alternative interest rate scenarios to the results of a base case scenario based on “market forward rates.” The standard set of interest rate scenarios includes the traditional instantaneous parallel rate shifts of plus 100 and 200 basis points. Regions also prepares a minus 100 basis points scenario; a minus 200 basis scenario is not considered realistic in the current rate environment. Up-rate scenarios of greater magnitude are also analyzed, and are of increased importance provided that current and historic low levels of interest rates increase the relative likelihood of a rapid and substantial increase in interest rates. Regions also includes simulations of gradual interest rate movements that may more realistically mimic potential interest rate movements. These gradual scenarios include curve steepening, flattening, and parallel movements of various magnitudes phased in over a six-month period, and include rate shifts of plus and minus 100 basis points and plus 200 basis points.

Exposure to Interest Rate Movements—Regions continues to observe that the pace of economic recovery is at risk of being exceptionally slow, which may result in a continuation of this period of low interest rates. To partially offset the adverse impact on net interest income and net interest margin attributable to an extended period of low interest rates, Regions entered into a series of receive-fixed interest rate swaps. These instruments have a final maturity in December 2011.

Inclusive of all interest-rate risk hedging activities, as of June 30, 2010, Regions was moderately asset sensitive to both gradual and instantaneous rate shifts as compared to the base case for the measurement horizon ending in June 2011. To illustrate the impact to sensitivity attributable to the aforementioned receive-fixed interest rate swaps, the net interest income sensitivity specifically attributable to these instruments and the sensitivity excluding these instruments (“remaining assets / liabilities”) are both provided in the table below. Where scenarios would indicate negative interest rates, a minimum of zero is applied.

Table 17—Interest Rate Sensitivity

	Estimated Amount of Change in Annual Net Interest Income
Instantaneous Change in Interest Rates	Impact of Receive-Fixed Swaps Maturing December 2011	Remaining Assets/Liabilities	Total
	(In millions)
+ 200 basis points	(204)	275	71
+ 100 basis points	(102)	151	49
- 100 basis points	44	(163)	(119)

	Estimated Amount of Change in Annual Net Interest Income
Gradual Change in Interest Rates	Impact of Receive-Fixed Swaps Maturing December 2011	Remaining Assets/Liabilities	Total
	(In millions)
+ 200 basis points	$(170)	$231	$61
+ 100 basis points	(90)	114	24
- 100 basis points	42	(108)	(66)

USE OF DERIVATIVES TO MANAGE INTEREST RATE RISK

Regions uses financial derivative instruments for management of interest rate sensitivity. The Asset and Liability Committee (“ALCO”), which consists of members of Regions’ senior management team, in its oversight role for the management of interest rate sensitivity, approves the use of derivatives in balance sheet hedging strategies. The most common derivatives Regions employs are forward rate contracts, Eurodollar futures contracts, interest rate swaps, options on interest rate swaps, interest rate caps and floors, and forward sale commitments. Derivatives are also used to offset the risks associated with customer derivatives, which include interest rate, credit and foreign exchange risks. Refer to Note 10 “Derivative Instruments and Hedging Activities” for further discussion.

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

In the normal course of business, Morgan Keegan enters into underwriting and forward commitments. As of June 30, 2010, the contractual amount of forward commitments was approximately $477 million. Morgan Keegan typically settles its position by entering into equal but opposite contracts and, as such, the contract amounts do not necessarily represent future cash requirements. Settlement of the transactions relating to such commitments is not expected to have a material effect on Regions’ consolidated financial position. Transactions involving future settlement give rise to market risk, which represents the potential loss that can be caused by a change in the market value of a particular financial instrument. Regions’ exposure to market risk is determined by a number of factors, including the size, composition and diversification of positions held, the absolute and relative levels of interest rates, and market volatility.

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

To manage trading risks arising from interest rate and equity price risks, Morgan Keegan uses a Value at Risk (“VAR”) model along with other risk management methods to measure the potential fair value the Company could lose on its trading positions given a specified statistical confidence level and time-to-liquidate time horizon. The end-of-period VAR was approximately $1 million at both June 30, 2010 and December 31, 2009. Maximum daily VAR utilization during the second quarter of 2010 was $2 million and average daily VAR during the same period was $1 million.

Morgan Keegan has been an underwriter and dealer in auction rate securities. See Note 12 “Commitments and Contingencies” to the consolidated financial statements as well as Item 1. “Legal Proceedings” of Part II “Other Information” for more details regarding regulatory action related to Morgan Keegan auction rate securities. As of June 30, 2010, customers of Morgan Keegan owned approximately $122 million of auction rate securities, and Morgan Keegan held approximately $180 million of auction rate securities on the balance sheet.

PROVISION FOR LOAN LOSSES

The provision for loan losses is used to maintain the allowance for loan losses at a level that in management’s judgment is adequate to cover losses inherent in the portfolio at the balance sheet date. In the second quarter of 2010, the provision for loan losses was $651 million, essentially equal to net charge-offs for the quarter. In the same quarter of 2009, the provision was $912 million, while net charge-offs were $491 million. Net charge-offs as a percent of average loans (annualized) were 2.99 percent for the second quarter of 2010 compared to 2.06 percent for the corresponding period in 2009. The decrease in the provision is a reflection of improving credit metrics as compared to more recent periods. For example, non-performing loans, excluding loans held for sale, decreased $15 million from December 31, 2009. As compared to March 31, 2010, total non-performing loans, excluding loans held for sale, decreased $233 million.

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

Loans on one-to-four family residential properties are secured principally by single-family residences. Loans of this type are generally smaller in size and are geographically dispersed throughout Regions’ market areas, with some guaranteed by government agencies or private mortgage insurers. Equity loans and lines, while not included in this category, are similar in nature to one-to-four family loans, except that approximately 57 percent of equity loans and lines are in a second lien position. Losses on the residential and equity line and loan portfolios depend, to a large degree, on the level of interest rates, the unemployment rate, economic conditions and collateral values, and thus are difficult to predict.

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

NON-INTEREST INCOME

The following table presents a summary of non-interest income:

Table 18—Non-Interest Income

	Three Months Ended June 30
	2010	2009
	(In millions)
Service charges on deposit accounts	$302	$288
Brokerage, investment banking and capital markets	254	263
Mortgage income	63	64
Trust department income	49	48
Securities gains, net	—	108
Insurance commissions and fees	26	27
Bank owned life insurance	21	17
Leveraged lease termination gains	—	189
Gain on sale of Visa shares	—	80
Gain on early extinguishment of debt	—	61
Other miscellaneous income	41	54

	$756	$1,199

	Six Months Ended June 30
	2010	2009
	(In millions)
Service charges on deposit accounts	$590	$557
Brokerage, investment banking and capital markets	490	480
Mortgage income	130	137
Trust department income	97	94
Securities gains, net	59	161
Insurance commissions and fees	53	55
Bank owned life insurance	41	32
Leveraged lease termination gains	19	512
Gain on sale of Visa shares	—	80
Gain on early extinguishment of debt	—	61
Other miscellaneous income	89	96

	$1,568	$2,265

Non-interest income for the second quarter of 2010 decreased by $443 million compared to the second quarter of 2009. However, the 2009 period included securities gains, leveraged lease termination gains, a gain on sale of Visa shares, and a gain on early extinguishment of debt, all of which did not repeat in the 2010 period. Non-interest income for the first six months of 2010 decreased $697 million when compared to the first six months of 2009. The same 2009 items impacting the quarterly decrease had a similar impact on the six months decrease, as they did not repeat in the first six months of 2010 or were substantially smaller. The decreases were partially offset by increases in income from service charges on deposit accounts.

Service charges on deposit accounts—Service charges income increased by $14 million and $33 million for the second quarter and the first six months of 2010, respectively, compared to the same periods in 2009. Service charge revenues increased due to a higher level of customer transactions and new account growth that began in 2009 and continued throughout 2010. These increases were slightly offset by policy changes during the second quarter of 2010 resulting in the elimination of overdraft fees for all transactions when customers overdraw their accounts by less than $5 and a limit on the maximum number of overdrafts charged per day. Total revenues from overdrafts and insufficient funds charges were $605 million in 2009 and $622 million in 2008. Service charges will be negatively impacted going forward due to new policies implemented during the second quarter of 2010 as well as regulatory changes. See the “Risk Factors” section of this Form 10-Q for more information.

Brokerage, investment banking and capital markets—The majority of this category of income is generated by Morgan Keegan. Brokerage, investment banking and capital markets income decreased in the second quarter of 2010 by $9 million due to lower fixed-income capital markets revenues. For the first six months of 2010 compared to the same period in 2009, these decreases were offset by higher private client revenue, resulting in an overall increase of $10 million.

The following table details the components of net income contributed by Morgan Keegan:

Table 19—Morgan Keegan

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
	(In millions)
Revenues:
Commissions	$55	$48	$109	$97
Principal transactions	85	122	183	216
Investment banking	61	56	112	89
Interest	18	19	35	41
Trust fees and services	47	44	92	85
Investment advisory	36	32	64	61
Other	8	16	29	23

Total revenues	310	337	624	612
Expenses:
Interest expense	3	5	6	11
Regulatory charge	200	—	200	—
Other non-interest expense	275	285	547	533

Total expenses	478	290	753	544

Income (loss) before income taxes	(168)	47	(129)	68
Income taxes	12	17	26	25

Net income (loss)	$(180)	$30	$(155)	$43

The following table details the breakout of revenue by division contributed by Morgan Keegan:

Table 20—Morgan Keegan

Breakout of Revenue by Division (1)

	Equity Capital Markets	Fixed- Income Capital Markets	Investment Banking	Private Client	Regions MK Trust	Asset Management	Interest And Other
	(Dollars in millions)
Three months ended
June 30, 2010:
Gross revenue	$15	$79	$35	$119	$52	$5	$5
Percent of gross revenue	4.8%	25.5%	11.3%	38.4%	16.8%	1.6%	1.6%

Three months ended
June 30, 2009:
Gross revenue	$18	$95	$28	$102	$49	$14	$31
Percent of gross revenue	5.3%	28.2%	8.3%	30.3%	14.5%	4.2%	9.2%

Six months ended
June 30, 2010:
Gross revenue	$27	$151	$63	$233	$101	$9	$40
Percent of gross revenue	4.4%	24.2%	10.1%	37.3%	16.2%	1.4%	6.4%

Six months ended
June 30, 2009:
Gross revenue	$28	$182	$45	$199	$97	$18	$43
Percent of gross revenue	4.6%	29.7%	7.4%	32.5%	15.9%	2.9%	7.0%

(1)	Certain amounts in prior periods have been reclassified to reflect current period presentation

Mortgage income—Mortgage income remained relatively flat in the second quarter of 2010 when compared to the same period in 2009. However, the 2010 period benefited from a $12 million gain resulting from market valuation adjustments for mortgage servicing rights and related derivatives. Mortgage income decreased $7 million in the first six months of 2010 compared to the same period in 2009. The 2010 period benefited from a $28 million gain resulting from market valuation adjustments for mortgage servicing rights and related derivatives, compared with a $3 million loss for the six months ended June 30, 2009. After consideration of the market valuation adjustments, the resulting decreases in mortgage income were driven by high origination volumes in 2009 as customers took advantage of historically low mortgage rates. The Company experienced $3.1 billion and $5.9 billion in mortgage originations during the second quarter and first six months of 2009, respectively, compared to $1.8 billion and $3.2 billion during the second quarter and first six months of 2010, respectively.

Securities gains, net—There were no securities gains during the second quarter of 2010. During the first quarter of 2010, Regions sold approximately $1.4 billion of shorter duration collateralized mortgage obligations (CMOs) and recognized a gain of approximately $59 million. The proceeds were reinvested in newer issue CMOs with slightly longer durations. In the first quarter of 2009, Regions sold approximately $656 million of U.S. Treasury securities available for sale and recognized a gain of approximately $53 million. The proceeds were reinvested in U.S. government agency mortgage-backed securities classified as available for sale. In the second quarter of 2009, Regions sold approximately $1.4 billion of agency debentures available for sale and recognized a gain of approximately $108 million. The proceeds were reinvested in U.S. Government Agency mortgage-backed securities classified as available for sale, as part of Regions’ asset/liability management strategy.

Leveraged lease termination gains—A 2008 settlement with the IRS negatively impacted the economics of Regions’ leveraged lease portfolio. In addition, there was a mutual desire with lessees to terminate certain leases within this portfolio. Therefore, Regions terminated certain leveraged leases during the first quarter of 2010 resulting in a $19 million gain. There were no such terminations in the second quarter of 2010. During the second quarter and first six months of 2009, leveraged lease terminations resulted in gains of $189 million and $512 million, respectively. The termination gains included in non-interest income were largely offset by increases in income tax expense of $196 million for the second quarter of 2009, and $18 million and $511 million for the first six months of 2010 and 2009, respectively.

NON-INTEREST EXPENSE

The following tables present a summary of non-interest expense. For expanded discussion of certain significant non-interest expense items, refer to the discussion of each component following the table presented.

Table 21—Non-Interest Expense

	Three Months Ended June 30
	2010	2009
	(In millions)
Salaries and employee benefits	$560	$586
Net occupancy expense	110	112
Furniture and equipment expense	79	78
Professional and legal fees	75	50
Amortization of core deposit intangible	27	30
Other real estate owned expense	41	24
FDIC premiums	58	43
FDIC premiums—special assessment	—	64
Other-than-temporary impairments, net (1)	—	69
Regulatory charge	200	—
Other miscellaneous expenses	176	175

	$1,326	$1,231

(1)	Includes $260 million for the three months ended June 30, 2009 of gross charges, net of $191 million non-credit portion reported in other comprehensive income (loss).

	Six Months Ended June 30
	2010	2009
	(In millions)
Salaries and employee benefits	$1,135	$1,125
Net occupancy expense	230	219
Furniture and equipment expense	153	154
Professional and legal fees	141	103
Amortization of core deposit intangible	55	61
Other real estate owned expense	83	50
Loss on early extinguishment of debt	53	—
FDIC premiums	117	53
FDIC premiums—special assessment	—	64
Other-than-temporary impairments, net (1)	1	72
Regulatory charge	200	—
Other miscellaneous expenses	388	388

	$2,556	$2,289

(1)	Includes $263 million for the six months ended June 30, 2009 of gross charges, net of $191 million non-credit portion reported in other comprehensive income (loss).

Salaries and employee benefits—During the second quarter of 2010, salaries and employee benefits decreased by $26 million when compared to the same period in 2009 due primarily to lower headcount. Regions employed 27,895 associates as of June 30, 2010, compared to 29,838 as of June 30, 2009. For the six months ended June 30, 2010, salaries and employee benefits increased $10 million when compared to the same period in 2009. This increase is primarily related to first quarter 2010 increases in salaries and employee benefits due to the impact of incentives tied to the increase in deposit balances and revenues from net interest income, service charges, and brokerage, investment banking and capital markets, along with an increase in benefits due to the reinstatement of pension service accruals in 2010.

Net occupancy expense—Net occupancy expense for the second quarter of 2010 was relatively flat when compared to the same period in 2009. For the six months ended June 30, 2010, net occupancy expense increased $11 million as compared to June 30, 2009. This increase is due primarily to additional charges of $8 million in the first quarter of 2010 related to the branch consolidation efforts begun in the fourth quarter of 2009.

Professional and legal fees—Professional and legal fees increased during the second quarter and the first six months of 2010 as compared to corresponding periods in 2009 by $25 million and $38 million, respectively. The increases are primarily due to higher legal expenses at Morgan Keegan and credit-related legal costs.

Other real estate owned (“OREO”) expense—OREO expense increased in the second quarter and the first six months of 2010 as compared to corresponding periods in 2009 by $17 million and $33 million, respectively. The increase in both periods is related to continuing depressed property valuations as well as an increase in the volume of OREO properties held on the balance sheet.

Loss on early extinguishment of debt—As discussed in the “Long Term Borrowings” section, during the first quarter of 2010, Regions prepaid approximately $1.5 billion of FHLB advances, recognizing an expense of $53 million. There was no corresponding expense in the second quarter or first six months of 2009 nor were there additional expenses related to the extinguishment during the second quarter of 2010.

FDIC premiums—FDIC premiums increased in the second quarter and the first six months of 2010 as compared to corresponding periods in 2009 by $15 million and $64 million, respectively. The increases resulted from higher insured deposit balances and higher premium rates. Additionally, during 2009, Regions utilized its remaining assessment credits, which further contributed to the increase in premiums beginning in the second quarter of 2009.

In the second quarter of 2010, the FDIC proposed a new deposit assessment system, based on risk as measured by newly-developed scorecards and on various measures of performance. Regions is currently evaluating the impact of the proposal. Provisions of the Dodd-Frank Act may also affect the amount of FDIC assessment fees. Regions expects FDIC premiums to remain elevated in future years.

FDIC premiums—special assessment—During the second quarter of 2009, a premium of $64 million was incurred to help replenish the Deposit Insurance Fund. There was no corresponding assessment during the first six months of 2010. It is possible that additional special assessments will be incurred in the future.

Other-than-temporary impairments, net (OTTI)—Regions recorded other-than-temporary impairment charges of $69 million and $72 million in the second quarter and first six months of 2009, respectively, related to the securities portfolio. These charges are net of the non-credit portion recorded in other comprehensive income (loss). See Note 6 “Securities” for further details. There were no corresponding charges in 2010.

Regulatory Charge—As previously disclosed, on April 7, 2010, the Securities and Exchange Commission, a joint state task force of securities regulators from Alabama, Kentucky, Mississippi, and South Carolina and the Financial Industry Regulatory Authority announced that they were commencing administrative proceedings against Morgan Keegan, Morgan Asset Management and certain of their employees for violations of federal and state securities laws and NASD rules relating to certain funds previously administered by Morgan Keegan and Morgan Asset Management. Based on the current status of settlement negotiations, Regions believes that a loss on the matter is probable and reasonably estimable. Accordingly, at June 30, 2010, Morgan Keegan recorded a non-tax deductible $200 million charge representing the estimate of probable loss.

INCOME TAXES

The Company’s income tax benefit for the three months ended June 30, 2010 was $88 million compared to income tax expense of $75 million for the same period in 2009, resulting in an effective tax rate of 24.1 percent and 66.0 percent, respectively. Income tax benefit for the six months ended June 30, 2010 was $249 million compared to income tax expense of $390 million for the same period in 2009, resulting in an effective tax rate of 34.5 percent and 139.8 percent, respectively. The increase in income tax benefits reflects the impact of the decrease in consolidated pre-tax earnings and the decline in the number and amount of leveraged lease terminations.

Income taxes for financial reporting purposes differs from the amount computed by applying the statutory federal income tax rate of 35 percent for the three and six months ended June 30, for the reasons below:

Table 22—Income Taxes

	Three Months Ended June 30
	2010	2009
	(In millions)
Tax on income (loss) computed at statutory federal income tax rate	$(128)	$(40)
Increase (decrease) in taxes resulting from:
State income tax, net of federal tax effect	(8)	(13)
Regulatory charge	70	—
Affordable housing credits and other credits	(24)	(22)
Bank-owned life insurance	(8)	(7)
Lease financing	7	161
Tax-exempt income from obligations of states and political subdivisions	(6)	(5)
Other, net	9	1

	$(88)	$75

Effective tax rate	24.1%	66.0%

	Six Months Ended June 30
	2010	2009
	(In millions)
Tax on income (loss) computed at statutory federal income tax rate	$(253)	$98
Increase (decrease) in taxes resulting from:
State income tax, net of federal tax effect	(25)	(11)
Regulatory charge	70	—
Affordable housing credits and other credits	(49)	(41)
Bank-owned life insurance	(15)	(13)
Lease financing	25	369
Tax-exempt income from obligations of states and political subdivisions	(11)	(11)
Other, net	9	(1)

	$(249)	$390

Effective tax rate	34.5%	139.8%

Management’s determination of the realization of the net deferred tax asset, $1.0 billion at June 30, 2010, is based upon our judgment of various future events and uncertainties, including the timing, nature and amount of future taxable income earned by certain subsidiaries and the potential implementation of various plans to maximize realization of deferred tax assets, in addition to taxable income within a carryback period and the reversal of taxable temporary differences. In making our determination of the realization of the net deferred tax asset, we have considered all positive and negative evidence available as of June 30, 2010. The Company’s strong capital position and history of significant pre-tax earnings, among other items, provide positive evidence supporting realization of the deferred tax assets, which management believes outweighs the negative evidence of recent pre-tax losses. The majority of the net deferred tax asset is produced by differences between the financial statement carrying amounts and the corresponding tax bases of assets and liabilities. Of this amount, a significant portion relates to the allowance for loan losses that has not yet reduced taxable income and therefore, does not have a set expiration date as of June 30, 2010. At June 30, 2010, $130 million of the net deferred tax asset relates to federal tax credit carryovers, which impose a 20 year expiration date in accordance with U.S. tax law, and $151 million relate to state net operating loss carryovers with various expiration periods beginning in 2010 through 2030.

After considering all available evidence, management believes that the Company will generate sufficient taxable income to realize the recognized net deferred tax asset. However, management does not believe that the entire state net operating loss carryforwards will be realized. Accordingly, a valuation allowance has been established in the amount of $24 million against such benefits at June 30, 2010 compared to $23 million at December 31, 2009.

With few exceptions, the Company is no longer subject to state and local income tax examinations for tax years before 2003. Currently, there are disputed tax positions taken in previously filed tax returns with certain states, including positions regarding investment and intellectual property subsidiaries. Management continues to evaluate these positions and intends to defend adjustments made by tax authorities. The Company does not anticipate the ultimate resolution would result in a material change to its financial position or results of operations.

As of June 30, 2010 and December 31, 2009, the liability for unrecognized tax benefits was $29 million and $26 million, respectively. The balance of the Company’s unrecognized tax benefits as of June 30, 2010 and December 31, 2009 that would reduce the Company’s effective tax rate, if recognized, was $21 million and $18 million, respectively.

For the three and six months ended June 30, 2010, the Company recognized interest expense, before the impact of the federal and state deductions, related to prior years’ unrecognized tax benefits of $5 million. As of June 30, 2010 and December 31, 2009, the Company recognized a liability of approximately $10 million and $5 million, respectively, for interest related to unrecognized tax benefits, before the impact of the federal and state deductions.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Reference is made to pages 73 through 76 included in Management’s Discussion and Analysis.

Item 4.	Controls and Procedures

Based on an evaluation, as of the end of the period covered by this Form 10-Q, under the supervision and with the participation of Regions’ management, including its Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer have concluded that Regions’ disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) are effective. During the quarter ended June 30, 2010, there have been no changes in Regions’ internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Regions’ internal control over financial reporting.

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

Certain of the shareholders in these Funds and other interested parties have entered into arbitration proceedings and individual civil claims, in lieu of participating in the class actions. Although it is not possible to predict the ultimate resolution or financial liability with respect to these contingencies, management is currently of the opinion that the outcome of these proceedings will not have a material effect on Regions’ business, consolidated financial position or results of operations.

On April 7, 2010, the Securities and Exchange Commission (“SEC”), the Financial Industry Regulatory Authority (“FINRA”) and a joint state task force of securities regulators from Alabama, Kentucky, Mississippi, and South Carolina (“Task Force”) announced that they were commencing administrative proceedings against Morgan Keegan, Morgan Asset Management and certain of their employees for violations of federal and state securities laws and NASD rules relating to the Funds. The proceedings contain various allegations, including that the net asset values of the Funds were artificially inflated due to allegedly improper conduct related to the valuation of the securities held by the Funds, and that the defendants failed to disclose certain risks associated with the Funds. The administrative proceedings seek civil penalties, injunctive relief, disgorgement, rescission and other relief. Based on the current status of settlement negotiations, Regions believes that a loss on this matter is probable and reasonably estimable. Accordingly, at June 30, 2010, Morgan Keegan recorded a non-tax deductible $200 million charge representing the estimate of probable loss.

In March 2009, Morgan Keegan received a Wells notice from the SEC’s Atlanta Regional Office related to auction rate securities (“ARS”) indicating that the SEC staff intended to recommend that the Commission take civil action against Morgan Keegan. On July 21, 2009, the SEC filed a complaint in U.S. District Court for the Northern District of Georgia against Morgan Keegan alleging violations of the federal securities laws in connection with ARS that Morgan Keegan underwrote, marketed and sold. The SEC is seeking an injunction against Morgan Keegan for violations of the antifraud provisions of the federal securities laws, as well as disgorgement, financial penalties and other equitable relief for customers, including repurchase by Morgan Keegan of all ARS that it sold prior to March 20, 2008. Beginning in February 2009, Morgan Keegan commenced a voluntary program to repurchase ARS that it underwrote and sold to the firm’s customers, and extended that repurchase program on October 1, 2009 to include ARS that were sold by Morgan Keegan to its customers but were underwritten by other firms. As of June 30, 2010, customers of Morgan Keegan owned approximately $122 million of ARS and Morgan Keegan held approximately $180 million of ARS on its balance sheet. On July 21, 2009, the Alabama Securities Commission issued a “Show Cause” order to Morgan Keegan arising out of the ARS matter that is the subject of the SEC complaint described above. The order requires Morgan Keegan to show cause why its registration as a broker-dealer should not be suspended or revoked in the State of Alabama and also why it should not be subject to disgorgement, repurchasing all ARS sold to Alabama residents and payment of costs and penalties. Although it is not possible to predict the ultimate resolution or financial liability with respect to the ARS matter, management is currently of the opinion that the outcome of this matter will not have a material effect on Regions’ business, consolidated financial position or results of operations.

In April 2009, Regions, Regions Financing Trust III (the “Trust”) and certain of Regions’ current and former directors, were named in a purported class-action lawsuit filed in the U.S. District Court for the Southern District of New York on behalf of the purchasers of trust preferred securities offered by the Trust. The complaint alleges that defendants made statements in Regions’ registration statement, prospectus and year-end filings which were materially false and misleading. On May 10, 2010, the trial court dismissed all claims against all defendants in this case. However the plaintiffs have appealed the decision. Although it is not possible to predict the ultimate resolution or financial liability with respect to this matter, management is currently of the opinion that the outcome of this matter will not have a material effect on Regions’ business, consolidated financial position or results of operations.

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

In September 2009, Regions was named as a defendant in a purported class-action lawsuit filed by customers of Regions Bank in the U.S. District Court for the Northern District of Georgia challenging the manner in which non-sufficient funds (NSF) and overdraft fees were charged and the policies related to posting order. The case was transferred to multidistrict litigation in the U.S. District Court for the Southern District of Florida, and in May 2010 an order to compel arbitration was denied. No class has been certified and at this stage of the lawsuit Regions cannot determine the probability of a material adverse result or reasonably estimate a range of potential exposures, if any. However, it is possible that an adverse resolution of this matter may be material to Regions’ business, consolidated financial position or results of operations.

Item 1A.	Risk Factors

Recent legislation regarding the financial services industry may have a significant adverse effect on our operations.

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act was signed into law (the “Dodd-Frank Act”). The Dodd-Frank Act implements a variety of far-reaching changes and has been called the most sweeping reform of the financial services industry since the 1930s. Many of the provisions of the Dodd-Frank Act will directly affect our ability to conduct our business including:

•

Imposition of higher prudential standards, including more stringent risk-based capital, leverage, liquidity and risk-management requirements, and numerous other requirements on “systemically significant institutions,” currently defined to include, among other things, all bank holding companies with assets of at least $50 billion (which would include Regions);

•

Mandates requiring the Federal Reserve to establish standards for determining whether interchange fees charged by certain financial institutions are reasonable and proportional to the costs incurred by such institution;

•

Imposition of additional costs and fees, including fees to be set by the Federal Reserve and charged to “systemically significant institutions” to cover the cost of regulating such institutions and any FDIC assessment made to cover the costs of any regular or special examination of Regions or its affiliates;

•	Establishment of a consumer financial protection bureau with broad authority to implement new consumer protection regulations and to examine and enforce compliance with federal consumer laws;

•

Application to bank holding companies of regulatory capital requirements similar to those applied to banks, which requirements exclude, on a phase-out basis, all trust preferred securities and cumulative preferred from Tier 1 capital (except for preferred stock issued under the TARP, such as Regions Fixed Rate, Cumulative Perpetual Preferred Stock, Series A, which will continue to qualify as Tier 1 capital as long as it remains outstanding); and

•	Establishment of new rules and restrictions regarding the origination of mortgages.

Many provisions in the Dodd-Frank Act remain subject to regulatory rule-making and implementation, the effects of which are not yet known, including mandates requiring the Federal Reserve to establish compensation guidelines covering regulated financial institutions. In addition, further legislative and regulatory changes are still being considered, including the so called “bank tax” on institutions with greater than $50 billion in assets, such as Regions. The provisions of the Dodd-Frank Act and any rules adopted to implement those provisions as well as any additional legislative or regulatory changes may impact the profitability of our business activities, require we change certain of our business practices, materially affect our business model or affect retention of key personnel, require us to raise additional regulatory capital, including additional Tier 1 capital, and could expose us to additional costs (including increased compliance costs). These and other changes may also require us to invest significant management attention and resources to make any necessary changes and may adversely affect our ability to conduct our business as previously conducted or our results of operations or financial condition.

We may be subject to more stringent capital requirements.

As discussed above, the Dodd-Frank Act would require the federal banking agencies to establish stricter risk-based capital requirements and leverage limits to apply to banks and bank holding companies. Under the legislation, the federal banking agencies would be required to develop capital requirements that address systemically risky activities. The capital rules must address, at a minimum, risks arising from significant volumes of activity in derivatives, securitized products, financial guarantees, securities borrowing and lending and repurchase agreements; concentrations in assets for which reported values are based on models; and concentrations in market share for any activity that would substantially disrupt financial markets if the institutions were forced to unexpectedly cease the activity. These requirements, and any other new regulations, could adversely affect our ability to pay dividends, or could require us to reduce business levels or to raise capital, including in ways that may adversely affect our results of operations or financial condition.

In addition, recent proposals published by the Basel Committee on Banking Supervision (the “Basel Committee”), if adopted, could lead to significantly higher capital requirements, higher capital charges and more restrictive leverage and liquidity ratios. In July and December 2009, the Basel Committee published proposals relating to, respectively, enhanced capital requirements for market risk and new capital and liquidity risk requirements for banks. On July 26, 2010, the Basel Committee announced that it had reached “broad agreement” on the December 2009 proposals and published a set of amendments to these proposals. If adopted, these proposals would generally impose more restrictive eligibility requirements for Tier 1 and Tier 2 capital, including a minimum ratio of common equity to risk-based assets; more deductions from and adjustments to the common equity component of Tier 1 capital; increased capital charges for various assets and risk exposures; a more restrictive leverage ratio (capital to total assets) than currently applies to U.S. banks and bank holding companies;

counter-cyclical measures such as provisioning for expected rather than incurred credit losses and restrictions on certain distributions such as dividends and discretionary bonus payments to the extent a bank or bank holding company does not maintain additional capital above the minimum requirements; and two new liquidity ratios designed to ensure that a bank or bank holding company has more highly liquid assets than expected net outflows in stressed conditions and access to more stable funding needed in stressed conditions.

Any reduction in our credit rating could increase the cost of our funding from the capital markets and/or place limitations on business activities related to credit support provided to customers.

The major rating agencies regularly evaluate us and their ratings of our long-term debt are based on a number of factors, including our financial strength and conditions affecting the financial services industry generally. Over the past 15 months, all of the major ratings agencies downgraded Regions’ and Regions Bank’s credit ratings. In addition, many of our ratings remain on negative watch or negative outlook. Negative outlook, negative watch or other similar terms mean that a future downgrade is possible. The ratings assigned to Regions and Regions Bank remain subject to change at any time, and it is possible that any ratings agency will take action to downgrade Regions, Regions Bank or both in the future. During March 2010, Moody’s Investor Services (“Moody’s”) announced, among other things, that the debt and deposit ratings of the seventeen largest U.S. banking institutions, including Regions and Regions Bank, could be negatively affected by the loss of implicit government support contained in the financial regulatory reform legislation that was then being debated in Congress. In its announcements, Moody’s stated that its current rating of Regions Bank benefits by 2 notches and its current rating of Regions benefits by 1 notch from Moody’s assumption regarding government support. After the passage of the Dodd-Frank Act in July 2010, Moody’s indicated that it is reviewing for possible downgrade the ratings of the ten largest U.S. regional banks and certain affiliated holding companies, including Regions and Regions Bank. Moody’s stated that it had incorporated extraordinary support into the banks’ ratings in 2009 when the U.S. banking system was in turmoil and the government clearly stated that there would be extraordinary support for the larger regional banks. Now that the U.S. banking system has moved beyond the depths of the financial crisis, the probability of government support for these banks could be lower, in Moody’s view. Additionally, although government authorities had the power to resolve these institutions prior to the recent enactment of the Dodd-Frank Act, Moody’s believes that the new law signals the potential that government support for these banks will be reduced. A change in Moody’s assumptions regarding government support could lead to downgrades of the ratings of Regions and Regions Bank.

In general, ratings agencies base their ratings on many quantitative and qualitative factors, including capital adequacy, liquidity, asset quality, business mix and level and quality of earnings, and we may not be able to maintain our current credit ratings. In addition, ratings agencies have themselves been subject to scrutiny arising from the financial crisis such that the rating agencies may make or may be required to make substantial changes to their ratings policies and practices. Such changes may, among other things, adversely affect the ratings of our securities or other securities in which we have an economic interest. Any decrease in credit ratings to a non-investment grade rating by one or more ratings agencies, could impact our access to the capital markets or short-term funding and/or increase our financial costs, and thereby adversely affect Regions’ financial condition and liquidity. Currently, Regions’ Senior ratings from Standard & Poor’s, Moody’s, Fitch Ratings and Dominion Bond Ratings Service are 1, 1, 3 and 3 notches, respectively, above non-investment grade ratings. Where Regions is providing forms of credit support such as letters of credit, standby lending arrangements or other forms of credit support, a decline in short-term credit ratings may require that customers of Regions seek replacement credit support from a higher rated institution. Our counterparties are also sensitive to the risk of a ratings downgrade and may be less likely to engage in transactions with us, or may only engage in them at a substantially higher cost, if our ratings were downgraded to below investment grade. We cannot predict whether customer relationships or opportunities for future relationships could be adversely affected by customers who choose to do business with a higher rated institution.

The economic effects resulting from the recent oil spill in the Gulf of Mexico could adversely affect our earnings and results of operations.

On April 20, 2010, a deepwater oil rig located in the Gulf of Mexico caught fire and eventually sank, causing a massive oil spill in the Gulf of Mexico. A significant portion of our operations are located in the southeastern United States, including the areas bordering the Gulf of Mexico and the Atlantic Ocean which are or are anticipated to be affected by the environmental effects of this spill. This oil spill has adversely affected the economic environment and various industries located along the coast of the Gulf of Mexico, causing many workers to lose their jobs In addition, discharges of pollutants or contaminants into the environment or improper disposal of hazardous waste generated in the course of cleanup operations may cause damage to property or collateral that could adversely affect us if not covered by insurance. The full effects of, and time required to clean, this oil spill are not yet known. Continuing economic difficulties along the coast of the Gulf of Mexico could impair our customers’ ability to timely repay their loans, requiring Regions to make additional allowances for loan losses and adversely affecting our earnings, results of operations and financial condition.

Future adverse regulatory developments could impact the carrying value of goodwill.

During the second quarter of 2010, Regions recorded a $200 million regulatory charge in the Investment Banking/Brokerage/Trust reporting unit. Future adverse developments related to the regulatory matter could develop which could negatively impact the carrying value of goodwill.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Information concerning Regions’ repurchases of its outstanding common stock during the three-month period ended June 30, 2010, is set forth in the following table:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 – 30, 2010	—	—	—	23,072,300
May 1 – 31, 2010	—	—	—	23,072,300
June 1 – 30, 2010	—	—	—	23,072,300
Total	—	—	—	23,072,300

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

Restrictions on Dividends and Repurchase of Stock

Holders of Regions common stock are only entitled to receive such dividends as Regions’ board of directors may declare out of funds legally available for such payments. Furthermore, holders of Regions common stock are subject to the prior dividend rights of any holders of Regions preferred stock then outstanding. As of June 30, 2010, there were 3,500,000 shares of Regions’ Fixed Rate Cumulative Perpetual Preferred Stock Series A (the “Series A Preferred Stock”) with a liquidation amount of $1,000 per share, issued and outstanding. Under the terms of the Series A Preferred Stock, Regions’ ability to declare and pay dividends on or repurchase Regions’ common stock will be subject to restrictions in the event Regions fails to declare and pay (or set aside for payment) full dividends on the Series A Preferred Stock.

As long as the Series A Preferred Stock is outstanding, dividend payments and repurchases or redemptions relating to certain equity securities, including Regions common stock, are prohibited during any period there are accrued and unpaid dividends on such preferred stock, subject to certain limited exceptions. In addition, prior to November 14, 2011, unless Regions has redeemed all of the Series A Preferred Stock or the U.S. Treasury has transferred all of the Series A Preferred Stock to third parties, the consent of the U.S. Treasury will be required for Regions to, among other things, increase its common stock dividend above $0.10 except in limited circumstances. Regions has reduced its quarterly dividend to $0.01 per share and does not expect to increase its quarterly dividend above such level for the foreseeable future. Also, Regions is a bank holding company, and its ability to declare and pay dividends is dependent on certain federal regulatory considerations, including the guidelines of the Federal Reserve regarding capital adequacy and dividends.

In addition, the terms of Regions’ outstanding junior subordinated debt securities prohibit it from declaring or paying any dividends or distributions on Regions’ capital stock, including its common stock, or purchasing, acquiring, or making a liquidation payment on such stock, if Regions has given notice of its election to defer interest payments but the related deferral period has not yet commenced or a deferral period is continuing. Regions has not elected to defer interest payments on its junior subordinated debt securities.

Item 6.	Exhibits

The following is a list of exhibits including items incorporated by reference

3.1	Amended and Restated Certificate of Incorporation filed as Exhibit 3.1 to Form 8-K Current Report filed by registrant on May 14, 2010, incorporated herein by reference

3.2	Certificate of Designations filed as Exhibit 3.1 to Form 8-K Current Report filed by registrant on November 18, 2008, incorporated herein by reference

3.3	Certificate of Designations filed as Exhibit 3.1 to Form 8-K Current Report filed by registrant on May 27, 2009, incorporated herein by reference

3.4	Certificate of Elimination filed as Exhibit 3.1 to Form 8-K Current Report filed by registrant on June 21, 2010, incorporated herein by reference

3.5	By-laws as amended and restated filed as Exhibit 3.2 to Form 8-K Current Report filed by registrant on May 14, 2010, incorporated herein by reference

10.1	Regions Financial Corporation 2010 Long Term Incentive Plan, incorporated by reference to Appendix B to Regions Financial Corporation’s Proxy Statement dated April 1, 2010, for the Regions Annual Meeting of Stockholders held May 13, 2010

10.2	Form of director restricted stock grant agreement and award notice under Regions Financial Corporation 2010 Long Term Incentive Plan

10.3	Form of employee restricted stock grant agreement and award notice under Regions Financial Corporation 2010 Long Term Incentive Plan

12	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101	Interactive Data File

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned thereunto duly authorized.

Regions Financial Corporation
DATE: August 4, 2010
/s/ HARDIE B. KIMBROUGH, JR.
Hardie B. Kimbrough, Jr. Executive Vice President and Controller (Chief Accounting Officer and Authorized Officer)