Form 10-Q
period 2010-09-30
REGIONS FINANCIAL CORP
filed 2010-11-03
CIK 1281761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

or

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

The number of shares outstanding of each of the issuer’s classes of common stock was 1,256,084,000 shares of common stock, par value $.01, outstanding as of October 29, 2010.

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

•	Possible changes in the creditworthiness of customers and the possible impairment of the collectability of loans.

•	Possible changes in trade, monetary and fiscal policies, laws and regulations, and other activities of governments, agencies, and similar organizations, may have an adverse effect on business.

•	The current stresses in the financial and real estate markets, including possible continued deterioration in property values.

•	Regions’ ability to manage fluctuations in the value of assets and liabilities and off-balance sheet exposure so as to maintain sufficient capital and liquidity to support Regions’ business.

•	Regions’ ability to expand into new markets and to maintain profit margins in the face of competitive pressures.

•	Regions’ ability to develop competitive new products and services in a timely manner and the acceptance of such products and services by Regions’ customers and potential customers.

•	Regions’ ability to keep pace with technological changes.

•	Regions’ ability to effectively manage credit risk, interest rate risk, market risk, operational risk, legal risk, liquidity risk, and regulatory and compliance risk.

•	Regions’ ability to ensure adequate capitalization which is impacted by inherent uncertainties in forecasting credit losses.

•	The cost and other effects of material contingencies, including litigation contingencies, and any adverse judicial, administrative, or arbitral rulings or proceedings.

•	The effects of increased competition from both banks and non-banks.

•	The effects of geopolitical instability and risks such as terrorist attacks.

•	Possible changes in consumer and business spending and saving habits could affect Regions’ ability to increase assets and to attract deposits.

•	The effects of weather and natural disasters such as floods, droughts and hurricanes, and the effects of the Gulf of Mexico oil spill.

•	Regions’ ability to maintain favorable ratings from rating agencies.

•	Potential dilution of holders of shares of Regions’ common stock resulting from the U.S. Treasury’s investment in TARP.

•	Possible changes in the speed of loan prepayments by Regions’ customers and loan origination or sales volumes.

•	Possible acceleration of prepayments on mortgage-backed securities due to low interest rates, and the related acceleration of premium amortization on those securities.

•	The effects of problems encountered by larger or similar financial institutions that adversely affect Regions or the banking industry generally.

•	Regions’ ability to receive dividends from its subsidiaries.

•	The effects of the failure of any component of Regions’ business infrastructure which is provided by a third party.

•	Changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or other regulatory agencies.

•	The effects of any damage to Regions’ reputation resulting from developments related to any of the items identified above.

The words “believe,” “expect,” “anticipate,” “project,” and similar expressions often signify forward-looking statements. You should not place undue reliance on any forward-looking statements, which speak only as of the date made. We assume no obligation to update or revise any forward-looking statements that are made from time to time.

See also Item 1A. “Risk Factors” of this Form 10-Q and of Regions’ Annual Report on Form 10-K for the year ended December 31, 2009 and Quarterly Reports on Form 10-Q for the quarters ended March 31, 2010 and June 30, 2010.

PART I

FINANCIAL INFORMATION

Item  1. Financial Statements (Unaudited)

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30 2010	December 31 2009	September 30 2009

	(In millions, except share data)
Assets
Cash and due from banks	$1,898	$2,052	$2,101
Interest-bearing deposits in other banks	3,852	5,580	5,902
Federal funds sold and securities purchased under agreements to resell	1,137	379	366
Trading account assets	1,580	3,039	1,388
Securities available for sale	23,555	24,069	21,030
Securities held to maturity	26	31	39
Loans held for sale (includes $1,183, $780 and $726 measured at fair value, respectively)	1,587	1,511	1,470
Loans, net of unearned income	84,420	90,674	92,754
Allowance for loan losses	(3,185)	(3,114)	(2,627)

Net loans	81,235	87,560	90,127
Other interest-earning assets	1,043	734	839
Premises and equipment, net	2,564	2,668	2,694
Interest receivable	512	468	499
Goodwill	5,561	5,557	5,557
Mortgage servicing rights	204	247	216
Other identifiable intangible assets	414	503	535
Other assets	8,330	7,920	7,223

Total assets	$133,498	$142,318	$139,986

Liabilities and Stockholders’ Equity
Deposits:
Non-interest-bearing	$25,300	$23,204	$21,226
Interest-bearing	69,678	75,476	73,654

Total deposits	94,978	98,680	94,880
Borrowed funds:
Short-term borrowings:
Federal funds purchased and securities sold under agreements to repurchase	2,451	1,893	2,633
Other short-term borrowings	1,210	1,775	2,653

Total short-term borrowings	3,661	3,668	5,286
Long-term borrowings	14,335	18,464	18,093

Total borrowed funds	17,996	22,132	23,379
Other liabilities	3,361	3,625	3,235

Total liabilities	116,335	124,437	121,494
Stockholders’ equity:
Preferred stock, authorized 10 million shares
Series A, cumulative perpetual participating, par value $1.00 (liquidation preference $1,000.00) per share, net of discount;
Issued—3,500,000 shares	3,370	3,343	3,334
Series B, mandatorily convertible, cumulative perpetual participating, par value $1,000.00 (liquidation preference $1,000.00) per share;
Issued—0; 267,665 and 287,500 shares, respectively	—	259	278
Common stock, par value $.01 per share:
Authorized 3 billion shares at September 30, 2010, and 1.5 billion shares at December 31, 2009 and September 30, 2009
Issued including treasury stock—1,298,993,365; 1,235,850,589 and 1,231,352,421 shares, respectively	13	12	12
Additional paid-in capital	19,047	18,781	18,754
Retained earnings (deficit)	(4,070)	(3,235)	(2,618)
Treasury stock, at cost—42,909,422; 43,241,020 and 43,316,136 shares, respectively	(1,405)	(1,409)	(1,411)
Accumulated other comprehensive income, net	208	130	143

Total stockholders’ equity	17,163	17,881	18,492

Total liabilities and stockholders’ equity	$133,498	$142,318	$139,986

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
	(In millions, except per share data)
Interest income on:
Loans, including fees	$919	$1,047	$2,794	$3,218
Securities:
Taxable	214	232	680	710
Tax-exempt	—	6	1	18

Total securities	214	238	681	728
Loans held for sale	10	12	27	43
Federal funds sold and securities purchased under agreements to resell	1	—	2	2
Trading account assets	8	10	29	32
Other interest-earning assets	6	7	20	21

Total interest income	1,158	1,314	3,553	4,044
Interest expense on:
Deposits	167	301	603	997
Short-term borrowings	3	9	8	45
Long-term borrowings	120	159	387	517

Total interest expense	290	469	998	1,559

Net interest income	868	845	2,555	2,485
Provision for loan losses	760	1,025	2,181	2,362

Net interest income (loss) after provision for loan losses	108	(180)	374	123
Non-interest income:
Service charges on deposit accounts	294	300	884	857
Brokerage, investment banking and capital markets	257	252	747	732
Mortgage income	66	76	196	213
Trust department income	49	49	146	143
Securities gains, net	2	4	61	165
Leveraged lease termination gains	—	4	19	517
Other	82	87	265	410

Total non-interest income	750	772	2,318	3,037
Non-interest expense:
Salaries and employee benefits	582	578	1,717	1,703
Net occupancy expense	110	121	340	340
Furniture and equipment expense	75	83	228	237
Other-than-temporary impairments (1)	1	3	2	75
Regulatory charge	—	—	200	—
Other	395	458	1,232	1,177

Total non-interest expense	1,163	1,243	3,719	3,532

Income (loss) before income taxes	(305)	(651)	(1,027)	(372)
Income tax expense (benefit)	(150)	(274)	(399)	116

Net income (loss)	$(155)	$(377)	$(628)	$(488)

Net income (loss) available to common shareholders	$(209)	$(437)	$(799)	$(655)

Weighted-average number of shares outstanding:
Basic	1,257	1,189	1,217	921
Diluted	1,257	1,189	1,217	921
Earnings (loss) per common share:
Basic	$(0.17)	$(0.37)	$(0.66)	$(0.71)
Diluted	(0.17)	(0.37)	(0.66)	(0.71)
Cash dividends declared per common share	0.01	0.01	0.03	0.12

(1)

Includes $3 million for the three months ended and $266 million for the nine months ended September 30, 2009, respectively, of gross charges, net of $0 for the three months ended and $191 million for the nine months ended September 30, 2009, respectively, of non-credit portion reported in other comprehensive income (loss). The corresponding 2010 amounts are immaterial.

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Treasury Stock, At Cost	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount
	(In millions, except share and per share data)
BALANCE AT JANUARY 1, 2009	4	$3,307	691	$7	$16,815	$(1,869)	$(1,425)	$(22)	$16,813
Comprehensive income:
Net income (loss)	—	—	—	—	—	(488)	—	—	(488)
Net change in unrealized gains and losses on securities available for sale, net of tax and reclassification adjustment, excluding non-credit portion of other-than temporary impairments*	—	—	—	—	—	—	—	389	389
Non-credit portion of other-than-temporary impairments recognized in other comprehensive income, net of tax*	—	—	—	—	—	—	—	(124)	(124)
Net change in unrealized gains and losses on derivative instruments, net of tax and reclassification adjustment*	—	—	—	—	—	—	—	(120)	(120)
Net change from defined benefit pension plans, net of tax*	—	—	—	—	—	—	—	20	20

Comprehensive income (loss)									(323)
Cash dividends declared - $0.12 per share	—	—	—	—	—	(94)	—	—	(94)
Preferred dividends	—	—	—	—	—	(140)	—	—	(140)
Preferred stock transactions:
Net proceeds from issuance of 287,500 shares of mandatorily convertible preferred stock	—	278	—	—	—	—	—	—	278
Discount accretion	—	27	—	—	—	(27)	—	—	—
Common stock transactions:
Net proceeds from issuance of 460 million shares of common stock	—	—	460	5	1,764	—	—	—	1,769
Issuance of 33 million shares of common stock in connection with early extinguishment of debt	—	—	33	—	135	—	—	—	135
Impact of stock transactions under compensation plans, net	—	—	4	—	40	—	14	—	54

BALANCE AT SEPTEMBER 30, 2009	4	$3,612	1,188	$12	$18,754	$(2,618)	$(1,411)	$143	$18,492

BALANCE AT JANUARY 1, 2010	4	$3,602	1,193	$12	$18,781	$(3,235)	$(1,409)	$130	$17,881
Comprehensive income:
Net income (loss)	—	—	—	—	—	(628)	—	—	(628)
Net change in unrealized gains and losses on securities available for sale, net of tax and reclassification adjustment*	—	—	—	—	—	—	—	144	144
Net change in unrealized gains and losses on derivative instruments, net of tax and reclassification adjustment*	—	—	—	—	—	—	—	(83)	(83)
Net change from defined benefit pension plans, net of tax*	—	—	—	—	—	—	—	17	17

Comprehensive income (loss)									(550)
Cash dividends declared - $0.03 per share	—	—	—	—	—	(36)	—	—	(36)
Preferred dividends	—	—	—	—	3	(144)	—	—	(141)
Preferred stock transactions:
Conversion of mandatorily convertible preferred stock into 63 million shares of common stock	—	(259)	63	1	258	—	—	—	—
Discount accretion	—	27	—	—	—	(27)	—	—	—
Common stock transactions:
Impact of stock transactions under compensation plans, net	—	—	—	—	5	—	4	—	9

BALANCE AT SEPTEMBER 30, 2010	4	$3,370	1,256	$13	$19,047	$(4,070)	$(1,405)	$208	$17,163

See notes to consolidated financial statements.

*	See disclosure of reclassification adjustment amount and tax effect, as applicable, in Note 3 to the consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30
	2010	2009
	(In millions)
Operating activities:
Net income (loss)	$(628)	$(488)
Adjustments to reconcile net cash provided by operating activities:
Provision for loan losses	2,181	2,362
Depreciation and amortization of premises and equipment	216	212
Provision for losses on other real estate, net	121	90
Net amortization (accretion) of securities	151	(9)
Net amortization of loans and other assets	167	192
Net accretion of deposits and borrowings	(4)	(13)
Net securities gains	(61)	(165)
Loss (gain) on early extinguishment of debt	53	(61)
Other-than-temporary impairments, net	2	75
Deferred income tax benefit	(216)	(471)
Originations and purchases of loans held for sale	(3,744)	(6,179)
Proceeds from sales of loans held for sale	4,167	6,358
Gain on sale of loans, net	(59)	(79)
Decrease (increase) in trading account assets	1,459	(338)
(Increase) decrease in other interest-earning assets	(309)	58
Increase in interest receivable	(44)	(41)
Decrease in other assets	51	1,368
Decrease in other liabilities	(244)	(223)
Other	75	(11)

Net cash from operating activities	3,334	2,637
Investing activities:
Proceeds from sales of securities available for sale	1,610	3,657
Proceeds from maturities of:
Securities available for sale	5,617	4,002
Securities held to maturity	4	7
Purchases of:
Securities available for sale	(6,572)	(9,312)
Proceeds from sales of loans	966	350
Net decrease in loans	2,168	1,786
Net purchases of premises and equipment	(118)	(120)
Net cash received from deposits assumed	—	279

Net cash from investing activities	3,675	649
Financing activities:
Net (decrease) increase in deposits	(3,702)	3,700
Net decrease in short-term borrowings	(7)	(10,536)
Proceeds from long-term borrowings	743	1,602
Payments on long-term borrowings	(4,990)	(2,482)
Net proceeds from issuance of mandatorily convertible preferred stock	—	278
Net proceeds from issuance of common stock	—	1,769
Cash dividends on common stock	(36)	(94)
Cash dividends on preferred stock	(141)	(140)
Proceeds from stock transactions under compensation plans	—	13

Net cash from financing activities	(8,133)	(5,890)

Decrease in cash and cash equivalents	(1,124)	(2,604)
Cash and cash equivalents at beginning of year	8,011	10,973

Cash and cash equivalents at end of period	$6,887	$8,369

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Three and Nine Months Ended September 30, 2010 and 2009

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

The accounting and reporting policies of Regions and the methods of applying those policies that materially affect the consolidated financial statements conform with accounting principles generally accepted in the United States (“GAAP”) and with general financial services industry practices. The accompanying interim financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and notes to the consolidated financial statements necessary for a complete presentation of financial position, results of operations and cash flows in conformity with GAAP. In the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair presentation of the consolidated financial statements have been included. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto in Regions’ Form 10-K for the year ended December 31, 2009.

Regions has evaluated all subsequent events for potential recognition and disclosure through the filing date of this Form 10-Q.

Certain amounts in prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications are immaterial and have no effect on net income, total assets or stockholders’ equity.

NOTE 2—Earnings (Loss) per Common Share

The following table sets forth the computation of basic earnings (loss) per common share and diluted earnings (loss) per common share:

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
	(In millions, except per share amounts)
Numerator:
Net income (loss)	$(155)	$(377)	$(628)	$(488)
Preferred stock dividends and accretion	(54)	(60)	(171)	(167)

Net income (loss) available to common shareholders	$(209)	$(437)	$(799)	$(655)

Denominator:
Weighted-average common shares outstanding—basic and dilulted	1,257	1,189	1,217	921

Earnings (loss) per common share:
Basic	$(0.17)	$(0.37)	$(0.66)	$(0.71)
Diluted	(0.17)	(0.37)	(0.66)	(0.71)

Basic and diluted weighted-average common shares outstanding are the same due to the net losses for all periods presented.

As discussed in Note 3 to the consolidated financial statements, approximately 63 million common shares were issued in June of 2010 in connection with the conversion of the remaining Series B mandatorily convertible preferred shares, which were originally issued in May 2009. Under applicable accounting literature, such shares should be included in the denominator in arriving at diluted earnings per share as if they were issued at the beginning of the reporting period or as of the date issued, if later. Prior to conversion, these shares were not included in the computation above as such amounts would have had an antidilutive effect on earnings (loss) per common share.

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

The fair value allocation of the $3.5 billion between the preferred shares and the warrant resulted in $3.304 billion allocated to the preferred shares and $196 million allocated to the warrant. Accrued dividends on the preferred shares reduced retained earnings by $131 million during the first nine months of both 2010 and 2009. The unamortized discount on the preferred shares was $130 million at September 30, 2010, $157 million at December 31, 2009 and $166 million at September 30, 2009. Discount accretion on the preferred shares reduced retained earnings by $27 million during the first nine months of both 2010 and 2009, respectively. Both the preferred securities and the warrant are accounted for as components of Regions’ regulatory Tier 1 Capital.

On May 20, 2009 the Company issued 287,500 shares of mandatorily convertible preferred stock, Series B (“Series B shares”), generating net proceeds of approximately $278 million. Accrued dividends on the Series B shares reduced retained earnings by $12 million and $9 million for the first nine months of 2010 and 2009, respectively. In November 2009, a single investor converted approximately 20,000 Series B shares to common shares as allowed under the original transaction documents. On June 18, 2010, as allowed by the terms of the Series B shares, Regions initiated an early conversion of all of the remaining outstanding Series B shares. Dividends accrued and unpaid at the conversion date were settled through issuance of common shares in accordance with the original document. No Series B shares were outstanding at September 30, 2010. Approximately 63 million common shares were issued in the conversion and dividend settlement.

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

At September 30, 2010, Regions had 23.1 million common shares available for repurchase through open market transactions under an existing share repurchase authorization. There were no treasury stock purchases through open market transactions during the first nine months of 2010. The Company’s ability to repurchase its common stock is limited by the terms of the CPP mentioned above.

The Board of Directors declared a $0.01 cash dividend for the third quarters of both 2010 and 2009. Regions does not expect to increase its quarterly dividend above $0.01 for the foreseeable future. Cash dividends declared for the first nine months of 2010 and 2009 were $0.03 and $0.12, respectively.

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

The following disclosure reflects the components of comprehensive income (loss) and any associated reclassification amounts:

	Three Months Ended September 30, 2010
	Before Tax	Tax Effect	Net of Tax
	(In millions)
Net income (loss)	$(305)	$150	$(155)
Net unrealized holding gains and losses on securities available for sale arising during the period	(144)	56	(88)
Less: reclassification adjustments for net securities gains realized in net income (loss)	2	—	2

Net change in unrealized gains and losses on securities available for sale	(146)	56	(90)
Net unrealized holding gains and losses on derivatives arising during the period	34	(13)	21
Less: reclassification adjustments for net gains realized in net income (loss)	60	(23)	37

Net change in unrealized gains and losses on derivative instruments	(26)	10	(16)
Net actuarial gains and losses arising during the period	23	(8)	15
Less: amortization of actuarial loss and prior service credit realized in net income (loss)	11	(4)	7

Net change from defined benefit plans	12	(4)	8

Comprehensive income (loss)	$(465)	$212	$(253)

	Three Months Ended September 30, 2009
	Before Tax	Tax Effect	Net of Tax
	(In millions)
Net income (loss)	$(651)	$274	$(377)
Net unrealized holding gains and losses on securities available for sale arising during the period	352	(131)	221
Less: non-credit portion of other-than-temporary impairments recognized in other comprehensive income (loss)	—	—	—
Less: reclassification adjustments for net securities gains realized in net income (loss)	4	(2)	2

Net change in unrealized gains and losses on securities available for sale	348	(129)	219
Net unrealized holding gains and losses on derivatives arising during the period	37	(14)	23
Less: reclassification adjustments for net gains realized in net income (loss)	105	(40)	65

Net change in unrealized gains and losses on derivative instruments	(68)	26	(42)
Net actuarial gains and losses arising during the period	18	(9)	9
Less: amortization of actuarial loss and prior service credit realized in net income (loss)	11	(4)	7

Net change from defined benefit plans	7	(5)	2

Comprehensive income (loss)	$(364)	$166	$(198)

	Nine Months Ended September 30, 2010
	Before Tax	Tax Effect	Net of Tax
	(In millions)
Net income (loss)	$(1,027)	$399	$(628)
Net unrealized holding gains and losses on securities available for sale arising during the period	293	(109)	184
Less: reclassification adjustments for net securities gains realized in net income (loss)	61	(21)	40

Net change in unrealized gains and losses on securities available for sale	232	(88)	144
Net unrealized holding gains and losses on derivatives arising during the period	52	(20)	32
Less: reclassification adjustments for net gains realized in net income (loss)	186	(71)	115

Net change in unrealized gains and losses on derivative instruments	(134)	51	(83)
Net actuarial gains and losses arising during the period	62	(24)	38
Less: amortization of actuarial loss and prior service credit realized in net income (loss)	33	(12)	21

Net change from defined benefit plans	29	(12)	17

Comprehensive income (loss)	$(900)	$350	$(550)

	Nine Months Ended September 30, 2009
	Before Tax	Tax Effect	Net of Tax
	(In millions)
Net income (loss)	$(372)	$(116)	$(488)
Net unrealized holding gains and losses on securities available for sale arising during the period	783	(287)	496
Less: non-credit portion of other-than-temporary impairments recognized in other comprehensive income (loss)	191	(67)	124
Less: reclassification adjustments for net securities gains realized in net income (loss)	165	(58)	107

Net change in unrealized gains and losses on securities available for sale	427	(162)	265
Net unrealized holding gains and losses on derivatives arising during the period	110	(42)	68
Less: reclassification adjustments for net gains realized in net income (loss)	303	(115)	188

Net change in unrealized gains and losses on derivative instruments	(193)	73	(120)
Net actuarial gains and losses arising during the period	66	(25)	41
Less: amortization of actuarial loss and prior service credit realized in net income (loss)	33	(12)	21

Net change from defined benefit plans	33	(13)	20

Comprehensive income (loss)	$(105)	$(218)	$(323)

NOTE 4—Pension and Other Postretirement Benefits

Net periodic pension and other postretirement benefits cost included the following components:

	For The Three Months Ended September 30
	Pension		Other Postretirement Benefits
	2010	2009	2010	2009
	(In millions)
Service cost	$8	$—	$—	$—
Interest cost	23	22	—	—
Expected return on plan assets	(28)	(22)	—	—
Amortization of actuarial loss	12	11	—	—
Settlement charge	—	1	—	—

	$15	$12	$—	$—

	For The Nine Months Ended September 30
	Pension		Other Postretirement Benefits
	2010	2009	2010	2009
	(In millions)
Service cost	$27	$2	$—	$—
Interest cost	69	65	2	1
Expected return on plan assets	(78)	(66)	—	—
Amortization of prior service cost (credit)	1	1	(1)	(1)
Amortization of actuarial loss	33	33	—	—
Settlement charge	—	1	—	—

	$52	$36	$1	$—

During 2009, participant accruals of service in the Regions Financial Corporation Retirement Plan (the “pension plan”) and the Company’s current active non-qualified supplemental retirement plan (the “SERP”) were temporarily suspended resulting in a reduction in service cost. Effective January 1, 2010, the benefit accruals were reinstated for pension plan and SERP participants.

Matching contributions in the 401(k) plan were temporarily suspended beginning in the second quarter of 2009. Effective January 1, 2010, Regions restored matching contributions to the 401(k) plan to pre-existing levels.

NOTE 5—Share-Based Payments

Regions has long-term incentive compensation plans that permit the granting of incentive awards in the form of stock options, restricted stock awards and units, and/or stock appreciation rights. The terms of all awards issued under these plans are determined by the Compensation Committee of the Board of Directors; however, no awards may be granted after the tenth anniversary from the date the plans were initially approved by shareholders. Options and restricted stock usually vest based on employee service, generally within three years from the date of the grant. The contractual lives of options granted under these plans range from seven to ten years from the date of grant.

On May 13, 2010, the shareholders of the Company approved the Regions Financial Corporation 2010 Long-Term Incentive Plan (“2010 LTIP”), which permits the Company to grant to employees and directors various forms of incentive compensation. These forms of incentive compensation are similar to the types of compensation approved in prior plans. The 2010 LTIP authorizes 100 million common share equivalents available for grant, where grants of options count as one share equivalent and grants of full value awards (e.g., shares of restricted stock and restricted stock units) count as 2.25 share equivalents. Unless otherwise determined by the Compensation Committee of the Board of Directors, grants of restricted stock and restricted stock units accrue dividends as they are declared by the Board of Directors, and the dividends are paid upon vesting of the award. The 2010 LTIP closed all prior long-term incentive plans to new grants, and accordingly, prospective grants must be made under the 2010 LTIP or a successor plan. All existing grants under prior long-term incentive plans were unaffected by this amendment. The number of remaining share equivalents available for future issuance under the active long-term compensation plan was approximately 91 million at September 30, 2010.

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

The following table details the activity during the first nine months of 2010 and 2009 related to stock options:

	For the Nine Months Ended September 30
	2010		2009
	Number of Options	Wtd. Avg. Exercise Price	Number of Options	Wtd. Avg. Exercise Price
Outstanding at beginning of period	52,968,560	$26.34	52,955,298	$28.22
Granted	7,173,667	7.00	4,063,209	3.29
Exercised	(137,736)	3.29	—	—
Forfeited or cancelled	(3,610,699)	20.07	(2,335,717)	30.38

Outstanding at end of period	56,393,792	$24.34	54,682,790	$26.29

Exercisable at end of period	45,537,603	$27.85	43,875,821	$28.76

In the second quarter of 2010, Regions granted 800 thousand restricted shares that vest based upon a service condition. Dividend payments during the vesting period are deferred to the end of the vesting term. The fair value of these restricted shares was estimated based upon the fair value of the underlying shares on the date of the grant. The valuation was not adjusted for the deferral of dividends.

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

The following table details the activity during the first nine months of 2010 and 2009 related to restricted share awards and units:

	For the Nine Months Ended September 30
	2010		2009
	Number of Shares	Wtd. Avg. Grant Date Fair Value	Number of Shares	Wtd. Avg. Grant Date Fair Value
Non-vested at beginning of period	5,964,594	$17.15	4,123,911	$27.67
Granted	1,151,968	6.96	3,100,415	2.87
Vested	(873,383)	34.35	(787,349)	16.02
Forfeited	(1,049,924)	16.57	(281,524)	21.69

Non-vested at end of period	5,193,255	$12.39	6,155,453	$16.94

NOTE 6—Securities

The amortized cost, gross unrealized gains and losses, and estimated fair value of securities available for sale and securities held to maturity are as follows:

September 30, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Securities available for sale:
U.S. Treasury securities	$85	$7	$—	$92
Federal agency securities	40	1	—	41
Obligations of states and political subdivisions	32	6	—	38
Mortgage-backed securities:
Residential agency	21,586	642	(4)	22,224
Residential non-agency	20	3	—	23
Commercial agency	56	3	—	59
Other debt securities	29	—	(3)	26
Equity securities	1,044	8	—	1,052

	$22,892	$670	$(7)	$23,555

Securities held to maturity:
U.S. Treasury securities	$6	$1	$—	$7
Federal agency securities	5	—	—	5
Mortgage-backed securities:
Residential agency	13	1	—	14
Other debt securities	2	—	—	2

	$26	$2	$—	$28

December 31, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Securities available for sale:
U.S. Treasury securities	$46	$4	$—	$50
Federal agency securities	44	1	—	45
Obligations of states and political subdivisions	70	—	—	70
Mortgage-backed securities:
Residential agency	22,271	474	(61)	22,684
Residential non-agency	33	3	—	36
Commercial agency	20	1	—	21
Other debt securities	22	—	(3)	19
Equity securities	1,132	12	—	1,144

	$23,638	$495	$(64)	$24,069

Securities held to maturity:
U.S. Treasury securities	$7	$—	$—	$7
Federal agency securities	6	—	—	6
Mortgage-backed securities:
Residential agency	16	—	—	16
Other debt securities	2	—	—	2

	$31	$—	$—	$31

The Company reviews its securities portfolio on a regular basis to determine if there are any conditions indicating that a security has other-than-temporary impairment. Factors considered in this determination include the length of time and the extent to which the market value has been below cost, the credit standing of the issuer, Regions’ intent to sell and whether it is more likely than not that the Company will have to sell the security before its market value recovers. For debt securities, activity related to the credit loss component of other-than-temporary impairment is recognized in earnings, and the portion of other-than-temporary impairment related to all other factors is recognized in other comprehensive income (loss). For the three and nine months ended September 30, 2010, Regions recorded a credit related impairment charge related to debt securities of approximately $0 and $1 million, respectively. For the three and nine months ended September 30, 2009, Regions recorded a credit related impairment charge related to debt securities of approximately $3 million and $63 million, respectively. There were no non-credit related impairment charges related to debt securities recorded during the three and nine months ended September 30, 2010. For the three and nine months ended September 30, 2009, $0 and $191 million non-credit portion of other-than-temporary impairment charges related to debt securities were recorded in other comprehensive income (loss).

In addition to the other-than-temporary impairment charge recognized during the nine months ended September 30, 2010 related to debt securities, the Company recognized a write-down of approximately $1 million during both the three and nine months ended September 30, 2010 and $0 and $12 million for the three and nine months ended September 30, 2009, representing other-than-temporary-impairments of equity securities classified as available for sale. The Company recognizes impairment of available for sale equity securities when the current market value is below the highest traded price within the past six months. The cost basis of the securities is adjusted to current fair value with the entire offset recorded in the statement of operations.

The following tables present unrealized loss and estimated fair value of securities available for sale at September 30, 2010 and December 31, 2009. These securities are segregated between investments that have been in a continuous unrealized loss position for less than twelve months and twelve months or more.

	Less Than Twelve Months		Twelve Months or More		Total
September 30, 2010	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In millions)
Mortgage-backed securities:
Residential agency	$1,272	$(4)	$—	$—	$1,272	$(4)
Other debt securities	—	—	6	(3)	6	(3)

	$1,272	$(4)	$6	$(3)	$1,278	$(7)

	Less Than Twelve Months		Twelve Months or More		Total
December 31, 2009	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In millions)
Mortgage-backed securities:
Residential agency	$6,686	$(61)	$—	$—	$6,686	$(61)
Other debt securities	—	—	8	(3)	8	(3)

	$6,686	$(61)	$8	$(3)	$6,694	$(64)

For securities included in the tables above, management does not believe that any of the 83 securities and 151 securities at September 30, 2010 and December 31, 2009, respectively, in an individual loss position represented an other-than-temporary impairment as of those dates.

The gross unrealized loss on debt securities held to maturity was less than $1 million at September 30, 2010 and December 31, 2009.

The cost and estimated fair value of securities available for sale and securities held to maturity at September 30, 2010, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(In millions)
Securities available for sale:
Due in one year or less	$41	$41
Due after one year through five years	89	96
Due after five years through ten years	14	14
Due after ten years	42	46
Mortgage-backed securities:
Residential agency	21,586	22,224
Residential non-agency	20	23
Commercial agency	56	59
Equity securities	1,044	1,052

	$22,892	$23,555

Securities held to maturity:
Due in one year or less	$4	$4
Due after one year through five years	6	7
Due after five years through ten years	3	3
Due after ten years	—	—
Mortgage-backed securities:
Residential agency	13	14

	$26	$28

Proceeds from sales of securities available for sale in the three and nine months of 2010 were $150 million and $1.6 billion, respectively. Gross realized gains and losses were $2 million and $0 million for the three months ended September 30, 2010, and $84 million and $23 million, respectively, for the nine months ended September 30, 2010. Proceeds from sales of securities available for sale in the three and nine months of 2009 were $1.3 billion and $3.7 billion, respectively. Gross realized gains and losses were $8 million and $4 million, respectively, for the three months ended September 30, 2009, and $169 million and $4 million, respectively, for the nine months ended September 30, 2009.

Equity securities included $477 million and $437 million, respectively, of amortized cost related to Federal Reserve Bank stock and Federal Home Loan Bank (“FHLB”) stock as of September 30, 2010 and $492 million and $533 million, respectively, of amortized cost related to Federal Reserve Bank stock and FHLB stock as of December 31, 2009. The estimated fair value of both Federal Reserve Bank and FHLB stock approximates their carrying amounts.

Securities with carrying values of $14.4 billion and $12.4 billion at September 30, 2010 and December 31, 2009, respectively, were pledged to secure public funds, trust deposits and certain borrowing arrangements.

Trading account net gains totaled $18 million and $27 million for the three and nine months ended September 30, 2010, respectively, (including $6 million and $10 million of net unrealized gains for the three months and nine months ended September 30, 2010, respectively). Trading account net gains totaled $27 million and $50 million for the three and nine months ended September 30, 2009, respectively, (including $24 million and $12 million of net unrealized gains for the three months and nine months ended September 30, 2009, respectively). The unrealized gains primarily represent market valuation changes in securities related to deferred compensation plans, and are offset by increases in salaries and employee benefits expense.

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

During the third quarter of 2010, minor reclassifications were made from the Banking/Treasury segment to the Insurance segment to more appropriately present management’s current view of the segments. The 2009 amounts presented below have been adjusted to conform to the 2010 presentation.

The following tables present financial information for each reportable segment for the period indicated.

	Banking/ Treasury	Investment Banking/ Brokerage/ Trust	Insurance	Total Company
Three months ended September 30, 2010	(In millions)
Net interest income	$852	$15	$1	$868
Provision for loan losses	760	—	—	760
Non-interest income	415	309	26	750
Non-interest expense	851	289	23	1,163
Income tax expense (benefit)	(165)	13	2	(150)

Net income (loss)	$(179)	$22	$2	$(155)

Average assets	$127,090	$6,121	$518	$133,729

	Banking/ Treasury	Investment Banking/ Brokerage/ Trust	Insurance	Total Company
Three months ended September 30, 2009	(In millions)
Net interest income	$830	$14	$1	$845
Provision for loan losses	1,025	—	—	1,025
Non-interest income	430	316	26	772
Non-interest expense	935	284	24	1,243
Income tax expense (benefit)	(292)	17	1	(274)

Net income (loss)	$(408)	$29	$2	$(377)

Average assets	$134,824	$4,981	$500	$140,305

	Banking/ Treasury	Investment Banking/ Brokerage/ Trust	Insurance	Total Company
Nine months ended September 30, 2010	(In millions)
Net interest income	$2,508	$45	$2	$2,555
Provision for loan losses	2,181	—	—	2,181
Non-interest income	1,340	899	79	2,318
Non-interest expense	2,613	838	68	3,519
Regulatory charge	—	200	—	200
Income tax expense (benefit)	(443)	39	5	(399)

Net income (loss)	$(503)	$(133)	$8	$(628)

Average assets	$130,811	$5,515	$512	$136,838

	Banking/ Treasury	Investment Banking/ Brokerage/ Trust	Insurance	Total Company
Nine months ended September 30, 2009	(In millions)
Net interest income	$2,438	$44	$3	$2,485
Provision for loan losses	2,362	—	—	2,362
Non-interest income	2,068	887	82	3,037
Non-interest expense	2,646	817	69	3,532
Income tax expense (benefit)	67	42	7	116

Net income (loss)	$(569)	$72	$9	$(488)

Average assets	$138,360	$4,454	$493	$143,307

NOTE 8—Goodwill

Goodwill allocated to each reportable segment as of September 30, 2010, December 31, 2009, and September 30, 2009 is presented as follows:

	September 30 2010	December 31 2009	September 30 2009
	(In millions)
Banking/Treasury	$4,691	$4,691	$4,691
Investment Banking/Brokerage/Trust	745	745	745
Insurance	125	121	121

Total goodwill	$5,561	$5,557	$5,557

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

During the third quarter of 2010, Regions assessed the indicators of goodwill impairment as of August 31, 2010, and through the date of the filing of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010. The indicators assessed included:

•	Recent operating performance,

•	Changes in market capitalization,

•	Regulatory actions and assessments,

•	Changes in the business climate (including legislation, legal factors and competition),

•	Company-specific factors (including changes in key personnel, asset impairments, and business dispositions), and

•	Trends in the banking industry.

Based on the assessment of the indicators above, quantitative testing of goodwill was required for all of Regions’ reporting units for the September 30, 2010 interim period.

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

Regions uses the output from these approaches to determine the estimated fair value of each reporting unit. Below is a table of assumptions used in estimating the fair value of each reporting unit for the September 30, 2010 interim period. The table includes the discount rate used in the income approach, the market multiplier used in the market approaches, and the public company method control premium applied to all reporting units.

	Banking/ Treasury		Investment Banking/ Brokerage/ Trust		Insurance
Discount rate used in income approach	16%		13%		11%
Public company method market multiplier (a)	0.8	x	1.5	x	20.5	x
Public company method control premium	30%		30%		30%
Transaction method market multiplier (b)	1.0	x	2.1	x	n/a

(a)

For the Banking/Treasury and Investment Banking/Brokerage/Trust reporting units, these multipliers are applied to tangible common book value. For the Insurance reporting unit, this multiplier is applied to the last twelve months of net income.

(b)	For the Banking/Treasury and Investment Banking/Brokerage/Trust reporting units, these multipliers are applied to tangible common book value.

Regions utilizes the capital asset pricing model (CAPM) in order to derive the base discount rate. The inputs to the CAPM include the 20-year risk-free rate, 5-year beta for a select peer set, and the market risk premium based on published data. Once the output of the CAPM is determined, a size premium is added (also based on a published source) as well as a company-specific risk premium, which is an estimate determined by the Company and meant to compensate for the risk inherent in the future cash flow projections and inherent differences (such as business model and market perception of risk) between Regions and the peer set. The table below summarizes the discount rate used in the goodwill impairment tests of the Banking/Treasury reporting unit for the reporting periods indicated:

	3rd Quarter 2010	2nd Quarter 2010	1st Quarter 2010	Annual Test 2009	3rd Quarter 2009
Discount Rate	16%	16%	16%	18%	18%

The decrease in discount rate from the Annual 2009 test to the first quarter 2010 test was driven primarily by a reduction in the company-specific risk premium, which was lowered as a result of updated forecasts that reduced uncertainty from the projected cash flows.

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

Specific factors as of the date of filing our financial statements that could negatively impact the assumptions used in assessing goodwill for impairment include: disparities in the level of fair value changes in net assets compared to equity; adverse business trends resulting from litigation and/or regulatory actions; increasing FDIC premiums; higher loan losses resulting from a double-dip recession or deflation; lengthened forecasts of unemployment in excess of 10 percent beyond 2012; future increased minimum regulatory capital requirements above current thresholds (refer to Note 14 “Regulatory Capital Requirements and Restrictions” of the consolidated financial statements included in the 2009 Form 10-K for a discussion of current minimum regulatory requirements); future federal rules and regulations resulting from the Dodd-Frank Wall Street Reform and Consumer Protection Act; and/or a protraction in the current low level of interest rates beyond 2012.

The Step One analyses performed for the Investment Banking/Brokerage/Trust and Insurance reporting units during the third quarter of 2010 indicated that the estimated fair value exceeded its carrying value (including goodwill). Therefore, a Step Two analysis was not required for these reporting units.

The Step One analysis performed for the Banking/Treasury reporting unit during the third quarter of 2010 indicated that the carrying value (including goodwill) of the reporting unit exceeded its estimated fair value. Therefore, Step Two was performed for the Banking/Treasury reporting unit as discussed below. For purposes of performing Step Two of the goodwill impairment test, Regions compared the implied estimated fair value of the Banking/Treasury reporting unit goodwill with the carrying amount of that goodwill. In order to determine the implied estimated fair value, a full purchase price allocation was performed in the same manner as if a business combination had occurred. As part of the Step Two analysis, Regions estimated the fair value of all of the assets and liabilities of the reporting unit, including unrecognized assets and liabilities. The fair values of certain material financial assets and liabilities and the valuation methodologies are discussed in Note 11 “Fair Value Measurements.” Based on the results of the Step Two analysis performed, Regions concluded the Banking/Treasury reporting unit’s goodwill was not impaired for the September 30, 2010 interim period.

Regions has not completed the annual goodwill impairment test performed in the fourth quarter.

NOTE 9—Loan Servicing

The fair value of mortgage servicing rights is calculated using various assumptions including future cash flows, market discount rates, expected prepayment rates, servicing costs and other factors. A significant change in prepayments of mortgages in the servicing portfolio could result in significant changes in the valuation adjustments, thus creating potential volatility in the carrying amount of mortgage servicing rights. Regions uses various derivative instruments and/or trading securities to mitigate the effect of changes in the fair value of its mortgage servicing rights in the statement of operations. The table below presents the impact on the statements of operations associated with changes in mortgage servicing rights and related derivative and/or trading securities for the three and nine months ended September 30, 2010 and 2009.

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
	(In millions)
Net interest income	$—	$—	$3	$—
Brokerage, investment banking and capital markets income	—	—	4	—
Mortgage income	2	19	30	16

Total	$2	$19	$37	$16

Beginning in the third quarter of 2009, Regions began using an option-adjusted spread (OAS) valuation approach. The OAS represents the additional spread over the swap rate that is required in order for the asset’s discounted cash flows to equal its market price.

The table below presents an analysis of mortgage servicing rights for the three and nine months ended September 30, 2010 and 2009, under the fair value measurement method:

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
	(In millions)
Carrying value, beginning of period	$220	$202	$247	$161
Additions	23	31	53	83
Increase (decrease) in fair value:
Due to change in valuation inputs or assumptions	(31)	(11)	(77)	(2)
Other changes (1)	(8)	(6)	(19)	(26)

Carrying value, end of period	$204	$216	$204	$216

(1)	Represents economic amortization associated with borrower repayments.

Data and assumptions used in the fair value calculation related to mortgage servicing rights (excluding related derivative instruments) as of September 30, 2010 and 2009 are as follows:

	September 30
	2010	2009
	(Dollars in millions)
Unpaid principal balance	$24,378	$23,951
Weighted-average prepayment speed (CPR; percentage)	21.6%	20.4%
Estimated impact on fair value of a 10% increase	$(16)	$(13)
Estimated impact on fair value of a 20% increase	$(31)	$(25)
Option-adjusted spread (basis points)	529	633
Estimated impact on fair value of a 10% increase	$(4)	$(4)
Estimated impact on fair value of a 20% increase	$(7)	$(8)
Weighted-average coupon interest rate	5.63%	5.81%
Weighted-average remaining maturity (months)	290	285
Weighted-average servicing fee (basis points)	29.0	28.8

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

The following tables present the fair value of derivative instruments on a gross basis as of September 30, 2010 and December 31, 2009, respectively:

September 30, 2010
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In millions)
Derivatives designated as hedging instruments
Interest rate swaps	Other assets	$402	Other liabilities	$51
Interest rate options	Other assets	19	Other liabilities	—
Eurodollar futures (1)	Other assets	—	Other liabilities	—

Total derivatives designated as hedging instruments		$421		$51

Derivatives not designated as hedging instruments
Interest rate swaps	Other assets	$2,393	Other liabilities	$2,394
Interest rate options	Other assets	46	Other liabilities	29
Interest rate futures and forward commitments	Other assets	8	Other liabilities	15
Other contracts	Other assets	21	Other liabilities	19

Total derivatives not designated as hedging instruments		$2,468		$2,457

Total derivatives		$2,889		$2,508

(1)	Changes in fair value are cash-settled daily; therefore there is no ending balance at any given reporting period.

December 31, 2009
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In millions)
Derivatives designated as hedging instruments
Interest rate swaps	Other assets	$390	Other liabilities	$22
Interest rate options	Other assets	52	Other liabilities	—
Eurodollar futures (1)	Other assets	—	Other liabilities	—

Total derivatives designated as hedging instruments		$442		$22

Derivatives not designated as hedging instruments
Interest rate swaps	Other assets	$1,518	Other liabilities	$1,505
Interest rate options	Other assets	26	Other liabilities	33
Interest rate futures and forward commitments	Other assets	13	Other liabilities	—
Other contracts	Other assets	20	Other liabilities	19

Total derivatives not designated as hedging instruments		$1,577		$1,557

Total derivatives		$2,019		$1,579

(1)	Changes in fair value are cash-settled daily; therefore there is no ending balance at any given reporting period.

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

The following tables present the effect of derivative instruments on the statements of operations for the periods indicated:

Three Months Ended September 30, 2010
Derivatives in Fair Value Hedging Relationships	Location of Gain(Loss) Recognized in Income on Derivatives	Amount of Gain(Loss) Recognized in Income on Derivatives	Hedged Items in Fair Value Hedge Relationships	Location of Gain(Loss) Recognized in Income on Related Hedged Item	Amount of Gain(Loss) Recognized in Income on Related Hedged Item
(In millions)
Interest rate swaps	Other non-interest expense	$38	Debt/CDs	Other non-interest expense	$(31)
Interest rate swaps	Interest expense	63	Debt	Interest expense	4

Total		$101			$(27)

Derivatives in Cash Flow Hedging Relationships	Amount of Gain(Loss) Recognized in OCI on Derivatives (Effective Portion) (1)	Location of Gain(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain(Loss) Reclassified from Accumulated OCI into Income (Effective Portion) (2)	Location of Gain(Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain(Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing) (2)
(In millions)
Interest rate swaps	$8	Interest income on loans	$40	Other non-interest expense	$1
Interest rate swaps	(14)	Interest expense on debt	—	Other non-interest expense	—
Interest rate options	(5)	Interest income on loans	11	Interest income on loans	—
Eurodollar futures	(5)	Interest income on loans	9	Other non-interest expense	—

Total	$(16)		$60		$1

(1)	After-tax
(2)	Pre-tax

Three Months Ended September 30, 2009
Derivatives in Fair Value Hedging Relationships	Location of Gain(Loss) Recognized in Income on Derivatives	Amount of Gain(Loss) Recognized in Income on Derivatives	Hedged Items in Fair Value Hedge Relationships	Location of Gain(Loss) Recognized in Income on Related Hedged Item	Amount of Gain(Loss) Recognized in Income on Related Hedged Item
(In millions)
Interest rate swaps	Other non-interest expense	$16	Debt/CDs	Other non-interest expense	$(15)
Interest rate swaps	Interest expense	43	Debt	Interest expense	1

Total		$59			$(14)

Derivatives in Cash Flow Hedging Relationships	Amount of Gain(Loss) Recognized in OCI on Derivatives (Effective Portion) (1)	Location of Gain(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain(Loss) Reclassified from Accumulated OCI into Income (Effective Portion) (2)	Location of Gain(Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain(Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing) (2)
(In millions)
Interest rate swaps	$(20)	Interest income on loans	$60	Other non-interest expense	$7
Forward starting swaps	(9)	Interest expense on debt	—	Other non-interest expense	—
Interest rate options	(2)	Interest income on loans	18	Interest income on loans	—
Eurodollar futures	(11)	Interest income on loans	19	Other non-interest expense	3

Total	$(42)		$97		$10

(1)	After-tax
(2)	Pre-tax

Nine Months Ended September 30, 2010
Derivatives in Fair Value Hedging Relationships	Location of Gain(Loss) Recognized in Income on Derivatives	Amount of Gain(Loss) Recognized in Income on Derivatives	Hedged Items in Fair Value Hedge Relationships	Location of Gain(Loss) Recognized in Income on Related Hedged Item	Amount of Gain(Loss) Recognized in Income on Related Hedged Item
(In millions)
Interest rate swaps	Other non-interest expense	$140	Debt/CDs	Other non-interest expense	$(145)
Interest rate swaps	Interest expense	184	Debt	Interest expense	6

Total		$324			$(139)

Derivatives in Cash Flow Hedging Relationships	Amount of Gain(Loss) Recognized in OCI on Derivatives (Effective Portion) (1)	Location of Gain(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain(Loss) Reclassified from Accumulated OCI into Income (Effective Portion) (2)	Location of Gain(Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain(Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing) (2)
(In millions)
Interest rate swaps	$ (22)	Interest income on loans	$ 131	Other non-interest expense	$3
Interest rate swaps	(42)	Interest expense on debt	—	Other non-interest expense	—
Interest rate options	(15)	Interest income on loans	33	Interest income on loans	—
Eurodollar futures	(4)	Interest income on loans	20	Other non-interest expense	(7)

Total	$ (83)		$ 184		$(4)

(1)	After-tax
(2)	Pre-tax

Nine Months Ended September 30, 2009
Derivatives in Fair Value Hedging Relationships	Location of Gain(Loss) Recognized in Income on Derivatives	Amount of Gain(Loss) Recognized in Income on Derivatives	Hedged Items in Fair Value Hedge Relationships	Location of Gain(Loss) Recognized in Income on Related Hedged Item	Amount of Gain(Loss) Recognized in Income on Related Hedged Item
(In millions)
Interest rate swaps	Other non-interest expense	$(48)	Debt/CDs	Other non-interest expense	$49
Interest rate swaps	Interest expense	116	Debt	Interest expense	3

Total		$68			$52

Derivatives in Cash Flow Hedging Relationships	Amount of Gain(Loss) Recognized in OCI on Derivatives (Effective Portion) (1)	Location of Gain(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain(Loss) Reclassified from Accumulated OCI into Income (Effective Portion) (2)	Location of Gain(Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain(Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing) (2)
(In millions)
Interest rate swaps	$ (87)	Interest income on loans	$ 189	Other non-interest expense	$8
Forward starting swaps	8	Interest expense on debt	—	Other non-interest expense	—
Interest rate options	(25)	Interest income on loans	76	Interest income on loans	—
Eurodollar futures	(16)	Interest income on loans	30	Other non-interest expense	3

Total	$ (120)		$ 295		$11

(1)	After-tax
(2)	Pre-tax

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

Regions enters into interest rate option contracts to protect cash flows through the maturity date of the hedging instrument on designated one-month LIBOR floating-rate loans from adverse extreme market interest rate changes. Regions purchases Eurodollar futures to hedge the variability in future cash flows based on forecasted resets of one-month LIBOR-based floating rate loans due to changes in the benchmark interest rate. Regions realized an after-tax benefit of $47 million and $19 million in accumulated other comprehensive income at September 30, 2010 and 2009, respectively, related to terminated cash flow hedges of loan and debt instruments which will be amortized into earnings in conjunction with the recognition of interest payments through the beginning of 2012. Regions recognized pre-tax income of $25 million and $31 million during the first nine months of 2010 and 2009, respectively, related to the amortization of terminated cash flow hedges of loan and debt instruments.

At September 30, 2010, Regions expects to reclassify out of other comprehensive income and into earnings approximately $154 million in pre-tax income due to the receipt of interest payments on all cash flow hedges within the next twelve months. Of this amount, $64 million relates to the amortization of discontinued cash flow hedges. The maximum length of time over which Regions is hedging its exposure to the variability in future cash flows for forecasted transactions is approximately 2 years as of September 30, 2010.

The following table presents the notional value of fair value and cash flow hedges as of September 30, 2010 and December 31, 2009:

Derivatives in Fair Value Hedging Relationships	September 30 2010	December 31 2009
	(In millions)
Interest rate swaps	$10,730	$10,258

Derivatives in Cash Flow Hedging Relationships
Interest rate swaps	$23,420	$5,300
Interest rate options	2,000	2,000
Eurodollar futures	—	30,225

Total	$25,420	$37,525

Total notional value	$36,150	$47,783

DERIVATIVES NOT DESIGNATED AS HEDGES

Derivative contracts that do not qualify for hedge accounting are classified as “trading” with gains and losses related to the change in fair value recognized in earnings during the period. These positions are used to mitigate economic and accounting volatility related to customer derivative transactions, as well as non-derivative instruments.

The Company maintains a derivatives trading portfolio of interest rate swaps, option contracts, and futures and forward commitments used to help customers mitigate market risk. The Company is subject to the credit risk that a counterparty will fail to perform. The Company is also subject to market risk, which is monitored by the asset/liability management function and evaluated by the Company. Separate derivative contracts are entered into to reduce overall market exposure to pre-defined limits. The contracts in this portfolio do not qualify for hedge accounting and are marked-to-market through earnings and included in other assets and other liabilities. As of September 30, 2010 and 2009, the total absolute notional amount of the Company’s derivatives trading portfolio was $92.9 billion and $65.8 billion, respectively.

In the normal course of business, Morgan Keegan enters into underwriting and forward commitments on U.S. Government and municipal securities. As of September 30, 2010 and 2009, the contractual amounts of forward commitments was approximately $535 million and $256 million, respectively. The brokerage subsidiary typically settles its position by entering into equal but opposite contracts and, as such, the contract amounts do not necessarily represent future cash requirements. Settlement of the transactions relating to such commitments is not expected to have a material effect on the subsidiary’s financial position. Transactions involving future settlement give rise to market risk, which represents the potential loss that can be caused by a change in the market value of a particular financial instrument. The exposure to market risk is determined by a number of factors, including size, composition and diversification of positions held, the absolute and relative levels of interest rates, and market volatility.

Regions enters into interest rate lock commitments, which are commitments to originate mortgage loans whereby the interest rate on the loan is determined prior to funding and the customers have locked into that interest rate. Fair value is based on fees currently charged to enter into similar agreements and, for fixed-rate commitments, considers the difference between current levels of interest rates and the committed rates. As of September 30, 2010 and 2009, Regions had $1.2 billion and $669 million in notional amounts of interest rate lock commitments. Regions manages market risk on interest rate lock commitments and mortgage loans held for sale with corresponding forward sale commitments, which are recorded at fair value with changes in fair value recorded in mortgage income. As of September 30, 2010 and 2009, Regions had $2.1 billion and $1.3 billion in absolute notional amounts related to these forward rate commitments.

On January 1, 2009, Regions made an election to account for mortgage servicing rights at fair market value with any changes to fair value being recorded within mortgage income. Concurrent with the election to use the fair value measurement method, Regions began using various derivative instruments to mitigate the income statement effect of changes in the fair value of its mortgage servicing rights. Regions continues to use derivatives such as forward rate commitments, swaptions, interest rate swaps, and futures contracts to mitigate these fair value changes. Additionally, Regions has and may prospectively use marketable securities classified as trading assets to mitigate these changes. As of September 30, 2010 and 2009, the total notional amount related to these swaptions, interest rate swaps, forward rate commitments, and futures contracts was $1.4 billion and $1.8 billion, respectively.

The following tables present information for derivatives not designated as hedging instruments in the statements of operations for the periods presented:

Three Months Ended September 30, 2010
Derivatives Not Designated as Hedging Instruments	Location of Gain(Loss) Recognized in Income on Derivatives	Amount of Gain(Loss) Recognized in Income on Derivatives
		(In millions)
Interest rate swaps	Brokerage income	$(7)
Interest rate swaps	Mortgage income	31
Interest rate options	Brokerage income	1
Interest rate options	Mortgage income	9
Interest rate futures and forward commitments	Brokerage income	(1)
Interest rate futures and forward commitments	Mortgage income	17
Other contracts	Brokerage income	2

		$52

Three Months Ended September 30, 2009
Derivatives Not Designated as Hedging Instruments	Location of Gain(Loss) Recognized in Income on Derivatives	Amount of Gain(Loss) Recognized in Income on Derivatives
		(In millions)
Interest rate swaps	Brokerage income	$(11)
Interest rate options	Brokerage income	—
Interest rate options	Mortgage income	5
Interest rate futures and forward commitments	Brokerage income	—
Interest rate futures and forward commitments	Mortgage income	13
Other contracts	Brokerage income	—

		$7

Nine Months Ended September 30, 2010
Derivatives Not Designated as Hedging Instruments	Location of Gain(Loss) Recognized in Income on Derivatives	Amount of Gain(Loss) Recognized in Income on Derivatives
		(In millions)
Interest rate swaps	Brokerage income	$(12)
Interest rate swaps	Mortgage income	31
Interest rate options	Brokerage income	3
Interest rate options	Mortgage income	(11)
Interest rate futures and forward commitments	Brokerage income	(4)
Interest rate futures and forward commitments	Mortgage income	100
Other contracts	Brokerage income	7

		$114

Nine Months Ended September 30, 2009
Derivatives Not Designated as Hedging Instruments	Location of Gain(Loss) Recognized in Income on Derivatives	Amount of Gain(Loss) Recognized in Income on Derivatives
		(In millions)
Interest rate swaps	Brokerage income	$20
Interest rate options	Brokerage income	(42)
Interest rate options	Mortgage income	1
Interest rate futures and forward commitments	Brokerage income	7
Interest rate futures and forward commitments	Mortgage income	41
Other contracts	Brokerage income	1

		$28

Credit risk, defined as all positive exposures not collateralized with cash or other liquid assets, at September 30, 2010 and 2009, totaled approximately $1.3 billion and $1.2 billion, respectively. This amount represents the net credit risk on all trading and other derivative positions held by Regions.

CREDIT DERIVATIVES

Regions has both bought and sold credit protection in the form of participations on interest rate swaps (swap participations). These swap participations, which meet the definition of credit derivatives, were entered into in the ordinary course of business to serve the credit needs of customers. Credit derivatives, whereby Regions has purchased credit protection, entitle Regions to receive a payment from the counterparty when the customer fails to make payment on any amounts due to Regions upon early termination of the swap transaction and have maturities between 2012 and 2026. Credit derivatives whereby Regions has sold credit protection have maturities between 2010 and 2016. For contracts where Regions sold credit protection, Regions would be required to make payment to the counterparty when the customer fails to make payment on any amounts due to the counterparty upon early termination of the swap transaction. Regions bases the current status of the prepayment/performance risk on bought and sold credit derivatives on recently issued internal risk ratings consistent with the risk management practices of unfunded commitments.

Regions’ maximum potential amount of future payments under these contracts is approximately $38 million. This scenario would only occur if variable interest rates were at zero percent and all counterparties defaulted with zero recovery. The fair value of sold protection at September 30, 2010 and 2009 was immaterial. In transactions where Regions has sold credit protection, recourse to collateral associated with the original swap transaction is available to offset some or all of Regions’ obligation.

CONTINGENT FEATURES

Certain Regions’ derivative instruments contain provisions that require Regions’ debt to maintain an investment grade credit rating from each of the major credit rating agencies. If Regions’ debt were to fall below investment grade, it would be in violation of these provisions, and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position on September 30, 2010 and December 31, 2009 was $647 million and $347 million, respectively, for which Regions had posted collateral of $637 million and $336 million, respectively, in the normal course of business. If the credit-risk-related contingent features underlying these agreements were triggered on September 30, 2010 and December 31, 2009 Regions would be required to post an additional $10 million and $11 million, respectively, of collateral to its counterparties.

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

Mortgage servicing rights consist of residential mortgage servicing rights and were valued using an option-adjusted spread valuation approach, a Level 3 measurement. See Note 9 “Loan Servicing” for additional details regarding assumptions relevant to this valuation.

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

Regions rarely transfers assets and liabilities measured at fair value between Level 1 and Level 2 measurements. There were no such transfers during the three or nine months ended September 30, 2010 or 2009. Trading account assets are periodically transferred to or from Level 3 valuation based on management’s conclusion regarding the best method for pricing for an individual security. Such transfers are accounted for as if they occur at the beginning of a reporting period.

New accounting literature effective for 2010 financial reporting requires more granular levels of disclosure for fair value measurements. The new guidance does not require any changes to presentation of prior periods. The following tables present assets and liabilities measured at fair value on a recurring basis as of September 30, 2010 and 2009:

	September 30, 2010
	Level 1	Level 2	Level 3	Fair Value
	(In millions)
Trading account assets, net (1)
U.S. Treasury securities	$—	$(221)	$—	$(221)
Obligations of states and political subdivisions	—	293	222	515
Mortgage-backed securities:				—
Residential agency	—	423	—	423
Residential non-agency	—	(8)	—	(8)
Commercial agency	—	—	43	43
Other securities	207	72	3	282
Equity securities	169	—	—	169

Total trading account assets, net (1)	$376	$559	$268	$1,203

Securities available for sale
U.S. Treasury securities	$92	$—	$—	$92
Federal agency securities	25	16	—	41
Obligations of states and political subdivisions	—	21	17	38
Mortgage-backed securities:
Residential agency	—	22,224	—	22,224
Residential non-agency	—	—	23	23
Commercial agency	—	59	—	59
Other debt securities	—	26	—	26
Equity securities	1,052	—	—	1,052

Total securities available for sale	$1,169	$22,346	$40	$23,555

Mortgage loans held for sale	$—	$1,183	$—	$1,183

Mortgage servicing rights	$—	$—	$204	$204

Derivatives, net (2)
Interest rate swaps	$—	$350	$—	$350
Interest rate options	—	19	17	36
Interest rate futures and forward commitments	—	(12)	5	(7)
Other contracts	—	2	—	2

Total derivatives, net (2)	$—	$359	$22	$381

(1)

Trading account assets are presented in the table above net of short-sale liabilities; accordingly, the total of the balances above are not in agreement with trading account assets as shown on the balance sheet.

(2)

Derivatives include approximately $1.4 billion related to legally enforceable master netting agreements that allow the Company to settle positive and negative positions. Derivatives, net are also presented excluding cash collateral received of $111 million and cash collateral posted of $637 million with counterparties.

	September 30, 2009
	Level 1	Level 2	Level 3	Fair Value
	(In millions)
Trading account assets, net	$321	$456	$204	$981
Securities available for sale	256	20,687	87	21,030
Mortgage loans held for sale	—	726	—	726
Mortgage servicing rights	—	—	216	216
Derivatives, net (1)	—	649	12	661

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

The following tables illustrate a rollforward for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2010 and 2009, respectively. The tables do not reflect the change in fair value attributable to any related economic hedges the Company used to mitigate the interest rate risk associated with these assets.

	Fair Value Measurements Using Significant Unobservable Inputs Three Months Ended September 30, 2010 (Level 3 measurements only)
	Trading account assets, net (1)			Securities available for sale		Mortgage servicing rights	Derivatives, net
	Obligations of states and political subdivisions	Commercial agency MBS	Other securities	Obligations of states and political subdivisions	Residential non-agency MBS		Interest rate options	Interest rate futures and forward commitments
	(In millions)
Beginning balance, July 1, 2010	$185	$28	$(4)	$17	$25	$220	$13	$3
Total gains (losses) realized and unrealized:
Included in earnings (1)	(4)	1	10	—	—	(39)	46	—
Included in other comprehensive income	—	—	—	—	—	—	—	—
Purchases and issuances	60	120	2,838	—	—	23	—	2
Settlements	(19)	(106)	(2,841)	—	(2)	—	(42)
Transfers into Level 3	—	—	—	—	—	—	—	—

Ending balance, September 30, 2010	$222	$43	$3	$17	$23	$204	$17	$5

(1)	Brokerage income from trading account assets, net, primarily represents gains/(losses) on disposition, which inherently includes commissions on security transactions during the period.

	Fair Value Measurements Using Significant Unobservable Inputs Three Months Ended September 30, 2009 (Level 3 measurements only)

	Trading account assets, net (1)	Securities available for sale	Mortgage servicing rights	Derivatives, net
	(In millions)
Beginning balance, July 1, 2009	$181	$73	$202	$7
Total gains (losses) realized and unrealized:
Included in earnings (1)	(6)	—	(17)	31
Included in other comprehensive income	—	16	—	—
Purchases and issuances	(140)	—	31	—
Settlements	157	(2)	—	(26)
Transfers in and/or out of Level 3, net	12	—	—	—

Ending balance, September 30, 2009	$204	$87	$216	$12

(1)	Brokerage income from trading account assets, net, primarily represents gains/(losses) on disposition, which inherently includes commissions on security transactions during the period.

	Fair Value Measurements Using Significant Unobservable Inputs Nine Months Ended September 30, 2010 (Level 3 measurements only)
	Trading account assets, net (1)			Securities available for sale		Mortgage servicing rights	Derivatives, net
	Obligations of states and political subdivisions	Commercial agency MBS	Other securities	Obligations of states and political subdivisions	Residential non-agency MBS		Interest rate options	Interest rate futures and forward commitments
	(In millions)
Beginning balance, January 1, 2010	$171	$39	$4	$17	$36	$247	$—	$3
Total gains (losses) realized and unrealized:
Included in earnings (1)	(7)	2	22	—	—	(96)	106	—
Included in other comprehensive income	—	—	—	5	—	—	—	—
Purchases and issuances	190	626	9,853	—	—	53	—	2
Settlements	(132)	(634)	(9,882)	(5)	(13)	—	(89)	—
Transfers into Level 3	—	10	6	—	—	—	—	—

Ending balance, September 30, 2010	$222	$43	$3	$17	$23	$204	$17	$5

(1)	Brokerage income from trading account assets, net, primarily represents gains/(losses) on disposition, which inherently includes commissions on security transactions during the period.

	Fair Value Measurements Significant Unobservable Inputs Nine Months Ended September 30, 2009 (Level 3 measurements only)

	Trading account assets, net (1)	Securities available for sale	Mortgage servicing rights	Derivatives, net
	(In millions)
Beginning balance, January 1, 2009	$275	$95	$161	$55
Total gains (losses) realized and unrealized:
Included in earnings (1)	(8)	(15)	(28)	34
Included in other comprehensive income	—	20	—	—
Purchases and issuances	60	—	83	—
Settlements	(100)	(13)	—	(77)
Transfers in and/or out of Level 3, net	(23)	—	—	—

Ending balance, September 30, 2009	$204	$87	$216	$12

(1)	Brokerage income from trading account assets, net, primarily represents gains/(losses) on disposition, which inherently includes commissions on security transactions during the period.

The following tables detail the presentation of both realized and unrealized gains and losses recorded in earnings for Level 3 assets for the three and nine months ended September 30, 2010 and 2009, respectively:

	Total Gains and Losses (Level 3 measurements only) Three Months Ended September 30, 2010
	Trading account assets, net (1)				Derivatives, net
	Obligations of states and political subdivisions	Commercial agency MBS	Other securities	Mortgage servicing rights	Interest rate options
	(In millions)
Classifications of gains (losses) both realized and unrealized included in earnings for the period:
Brokerage, investment banking and capital markets	$(4)	$1	$10	$—	$—
Mortgage income	—	—	—	(39)	46
Other comprehensive income	—	—	—	—	—

Total realized and unrealized gains and (losses)	$(4)	$1	$10	$(39)	$46

(1)	Brokerage income from trading account assets, net, primarily represents gains/(losses) on disposition, which inherently includes commissions on security transactions during the period.

	Total Gains and Losses (Level 3 measurements only) Three Months Ended September 30, 2009
	Trading account assets, net (1)	Securities available for sale	Mortgage servicing rights	Derivatives, net
	(In millions)
Classifications of gains (losses) both realized and unrealized included in earnings for the period:
Brokerage, investment banking and capital markets	$(6)	$—	$—	$—
Mortgage income	—	—	(17)	31
Other income	—	—	—	—
Other comprehensive income	—	16	—	—

Total realized and unrealized gains and (losses)	$(6)	$16	$(17)	$31

(1)	Brokerage income from trading account assets, net, primarily represents gains/(losses) on disposition, which inherently includes commissions on security transactions during the period.

	Total Gains and Losses (Level 3 measurements only) Nine Months Ended September 30, 2010
	Trading account assets, net (1)			Securities available for sale		Derivatives, net
	Obligations of states and political subdivisions	Commercial agency MBS	Other securities	Obligations of states and political subdivisions	Mortgage servicing rights	Interest rate options
	(In millions)
Classifications of gains (losses) both realized and unrealized included in earnings for the period:
Brokerage, investment banking and capital markets	$(7)	$2	$22	$—	$—	$—
Mortgage income	—	—	—	—	(96)	106
Other comprehensive income	—	—	—	5	—	—

Total realized and unrealized gains and (losses)	$(7)	$2	$22	$5	$(96)	$106

(1)	Brokerage income from trading account assets, net, primarily represents gains/(losses) on disposition, which inherently includes commissions on security transactions during the period.

	Total Gains and Losses (Level 3 measurements only) Nine Months Ended September 30, 2009
	Trading account assets, net (1)	Securities available for sale	Mortgage servicing rights	Derivatives, net
	(In millions)
Classifications of gains (losses) both realized and unrealized included in earnings for the period:
Brokerage, investment banking and capital markets	$(8)	$—	$—	$(35)
Mortgage income	—	—	(28)	69
Other income	—	(15)	—	—
Other comprehensive income	—	20	—	—

Total realized and unrealized gains and (losses)	$(8)	$5	$(28)	$34

(1)	Brokerage income from trading account assets, net, primarily represents gains/(losses) on disposition, which inherently includes commissions on security transactions during the period.

The following tables detail the presentation of only unrealized gains and losses recorded in earnings for Level 3 assets for the three and nine months ended September 30, 2010 and 2009, respectively:

	Three Months Ended September 30, 2010
		Derivatives, net
	Mortgage servicing rights	Interest rate options
	(In millions)
The amount of total gains and losses for the period, included in earnings, attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at September 30, 2010:
Mortgage income	$(31)	$17
Other comprehensive income	—	—

Total unrealized gains and (losses)	$(31)	$17

	Three Months Ended September 30, 2009
	Securities available for sale	Mortgage servicing rights	Derivatives, net
	(In millions)
The amount of total gains and losses for the period included in earnings, attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at September 30, 2009:
Brokerage, investment banking and capital markets	$—	$—	$31
Mortgage income	—	(11)	—
Other income	—	—	—
Other comprehensive income	16	—	—

Total unrealized gains and (losses)	$16	$(11)	$31

	Nine Months Ended September 30, 2010
	Securities available for sale		Derivatives, net
	Obligations of states and political subdivisions	Mortgage servicing rights	Interest rate options
	(In millions)
The amount of total gains and losses for the period, included in earnings, attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at September 30, 2010:
Mortgage income	$—	$(77)	$17
Other comprehensive income	5	—	—

Total unrealized gains and (losses)	$5	$(77)	$17

	Nine Months Ended September 30, 2009
	Trading account assets, net	Securities available for sale	Mortgage servicing rights	Derivatives, net
	(In millions)
The amount of total gains and losses for the period included in earnings, attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at September 30, 2009:
Brokerage, investment banking and capital markets	$(3)	$—	$—	$6
Mortgage income	—	—	(2)	69
Other income	—	(15)	—	—
Other comprehensive income	—	20	—	—

Total unrealized gains and (losses)	$(3)	$5	$(2)	$75

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

Foreclosed property and other real estate is carried in other assets at the lower of the recorded investment in the loan or fair value less estimated costs to sell the property. The fair value for foreclosed property that is based on either observable transactions of similar instruments or formally committed sale prices is classified as a Level 2 measurement. If no formally committed sale price is available, a professional valuation is obtained. Updated valuations are obtained on at least an annual basis. Foreclosed property exceeding established dollar thresholds are valued based on appraisals. Appraisals are performed by third-parties with appropriate professional certifications and conform to generally accepted appraisal standards as evidenced by the Uniform Standards of Professional Appraisal Practice (“USPAP”). Regions’ policies related to appraisals conform with regulations established by the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”) and other regulatory guidance. Professional valuations are considered Level 2 measurements because they are based largely on observable inputs. In some instances, management may decrease the estimate of fair value below the appraised value, given trends in valuation of similar properties. These valuations are considered Level 3 measurements as management uses assumptions not observable in the market.

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

The following tables present the carrying value of those assets measured at fair value on a non-recurring basis as of September 30, 2010 and 2009, as well as the corresponding fair value adjustments.

	Carrying Value as of September 30, 2010				Fair value adjustments for the three months ended September 30, 2010
	Level 1	Level 2	Level 3	Total
	(In millions)
Loans held for sale	$—	$266	$—	$266	$(2)
Foreclosed property and other real estate	—	304	22	326	(67)

	Carrying Value as of September 30, 2009				Fair value adjustments for the three months ended September 30, 2009
	Level 1	Level 2	Level 3	Total
	(In millions)
Loans held for sale	$—	$132	$16	$148	$(79)
Foreclosed property and other real estate	—	340	—	340	(78)

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

The following table summarizes the difference between the aggregate fair value and the aggregate unpaid principal balance for mortgage loans held for sale measured at fair value:

	September 30, 2010			December 31, 2009
	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal
			(In millions)
Mortgage loans held for sale, at fair value	$1,183	$1,151	$32	$780	$773	$7

Interest income on mortgage loans held for sale is recognized based on contractual rates and is reflected in interest income on loans held for sale in the consolidated statements of operations. The following table details net gains (losses) resulting from changes in fair value of these loans which was recorded in mortgage income in the consolidated statements of operations during the three months and nine months ended September 2010 and 2009, respectively. These changes in fair value are mostly offset by economic hedging activities. An immaterial portion of these amounts was attributable to changes in instrument-specific credit risk.

	Mortgage loans held for sale, at fair value
	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
	(In millions)
Net gains (losses) resulting from changes in fair value	$(3)	$28	$24	$10

FAIR VALUE OF FINANCIAL INSTRUMENTS

The methods and assumptions used by the Company in estimating fair values of financial instruments are disclosed in Regions’ Form 10-K for the year ended December 31, 2009. The carrying amounts and estimated fair values of the Company’s financial instruments as of September 30, 2010 and December 31, 2009 are as follows:

	September 30, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value (1)	Carrying Amount	Estimated Fair Value (1)
	(In millions)
Financial assets:
Cash and cash equivalents	$6,887	$6,887	$8,011	$8,011
Trading account assets	1,580	1,580	3,039	3,039
Securities available for sale	23,555	23,555	24,069	24,069
Securities held to maturity	26	28	31	31
Loans held for sale	1,587	1,587	1,511	1,511
Loans (excluding leases), net of unearned income and allowance for loan losses (2), (3)	79,225	69,082	85,452	72,119
Other interest-earning assets	1,043	1,043	734	734
Derivatives, net	381	381	520	520
Financial liabilities:
Deposits	94,978	95,355	98,680	99,168
Short-term borrowings	3,661	3,661	3,668	3,668
Long-term borrowings	14,335	14,283	18,464	17,710
Loan commitments and letters of credit	147	977	194	1,014

(1)

Estimated fair values are consistent with an exit price concept. The assumptions used to estimate the fair values are intended to approximate those that a market participant would use in a hypothetical orderly transaction. In estimating fair value, the Company makes adjustments for interest rates, market liquidity and credit spreads as appropriate.

(2)

The estimated fair value of portfolio loans assumes sale of the loans to a third-party financial investor. Accordingly, the value to the Company if the loans were held to maturity is not reflected in the fair value estimate. In the current whole loan market, financial investors are generally requiring a higher rate of return than the return inherent in loans if held to maturity. The fair value discount at September 30, 2010 was $10.1 billion or 12.8%. The majority of the discount represents the higher rate of return required by financial investors.

(3)	Excluded from this table is the lease carrying amount of $2.0 billion at September 30, 2010 and $2.1 billion at December 31, 2009, which approximates fair value.

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

Credit risk associated with these instruments is represented by the contractual amounts indicated in the following table:

	September 30 2010	December 31 2009	September 30 2009
		(In millions)
Unused commitments to extend credit	$31,649	$31,008	$31,993
Standby letters of credit	3,956	4,610	5,859
Commercial letters of credit	44	30	14
Liabilities associated with standby letters of credit	76	119	88
Assets associated with standby letters of credit	74	114	82
Reserve for unfunded credit commitments	71	74	63

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

On April 7, 2010, the Securities and Exchange Commission (“SEC”), the Financial Industry Regulatory Authority (“FINRA”) and a joint state task force of securities regulators from Alabama, Kentucky, Mississippi, and South Carolina (“Task Force”) announced that they were commencing administrative proceedings against Morgan Keegan, Morgan Asset Management and certain of their employees for violations of federal and state securities laws and NASD rules relating to the Funds. The proceedings contain various allegations, including that the net asset values of the Funds were artificially inflated due to allegedly improper conduct related to the valuation of the securities held by the Funds, and that the defendants failed to disclose certain risks associated with the Funds. The administrative proceedings seek civil penalties, injunctive relief, disgorgement, rescission and other relief. Based on the then current status of settlement negotiations, Regions believed that a loss on this matter was probable and reasonably estimable. Accordingly, during the quarter ended June 30, 2010, Morgan Keegan recorded a non-tax deductible $200 million charge representing the estimate of probable loss. Settlement negotiations and hearing preparations are ongoing.

On July 21, 2009, the SEC filed a complaint in U.S. District Court for the Northern District of Georgia against Morgan Keegan alleging violations of the federal securities laws in connection with auction rate securities (“ARS”) that Morgan Keegan underwrote, marketed and sold. The SEC is seeking an injunction against Morgan Keegan for violations of the antifraud provisions of the federal securities laws, as well as disgorgement, financial penalties and other equitable relief for customers, including repurchase by Morgan Keegan of all ARS that it sold prior to March 20, 2008. Beginning in February 2009, Morgan Keegan commenced a voluntary program to repurchase ARS that it underwrote and sold to the firm’s customers, and extended that repurchase program on October 1, 2009 to include ARS that were sold by Morgan Keegan to its customers but were underwritten by other firms. As of September 30, 2010, customers of Morgan Keegan owned approximately $61 million of ARS and Morgan Keegan held approximately $217 million of ARS on its balance sheet. On July 21, 2009, the Alabama Securities Commission issued a “Show Cause” order to Morgan Keegan arising out of the ARS matter that is the subject of the SEC complaint described above. The order requires Morgan Keegan to show cause why its registration as a broker-dealer should not be suspended or revoked in the State of Alabama and also why it should not be subject to disgorgement, repurchasing all ARS sold to Alabama residents and payment of costs and penalties. Although it is not possible to predict the ultimate resolution or financial liability with respect to the ARS matter, management is currently of the opinion that the outcome of this matter will not have a material effect on Regions’ business, consolidated financial position or results of operations.

In April 2009, Regions, Regions Financing Trust III (the “Trust”) and certain of Regions’ current and former directors, were named in a purported class-action lawsuit filed in the U.S. District Court for the Southern District of New York on behalf of the purchasers of trust preferred securities offered by the Trust. The complaint alleges that defendants made statements in Regions’ registration statement, prospectus and year-end filings which were materially false and misleading. On May 10, 2010, the trial court dismissed all claims against all defendants in this case. However, the plaintiffs have appealed the decision. In October 2010, a separate purported class-action lawsuit was filed by Regions’ stockholders in the U.S. District Court for the Northern District of Alabama against Regions and certain former officers of Regions. The lawsuit alleges violations of the federal securities laws based on alleged actions similar to those that were the basis for the suit filed by purchasers of the trust preferred securities, including allegations that statements that were materially false and misleading were included in filings made with the SEC. Although it is not possible to predict the ultimate resolution or financial liability with respect to these matters, management is currently of the opinion that the outcome of these matters will not have a material effect on Regions’ business, consolidated financial position or results of operations.

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

In September 2009, Regions was named as a defendant in a purported class-action lawsuit filed by customers of Regions Bank in the U.S. District Court for the Northern District of Georgia challenging the manner in which non-sufficient funds (NSF) and overdraft fees were charged and the policies related to posting order. The case was transferred to multidistrict litigation in the U.S. District Court for the Southern District of Florida, and in May 2010 an order to compel arbitration was denied. In July 2010, a separate class action was filed in the Circuit Court of Greene County Missouri, making a claim under Missouri’s consumer protection statute. The case has been removed to the U.S. District Court for the Western District of Missouri. Neither class has been certified and at this stage of the lawsuits, Regions cannot determine the probability of a material adverse result or reasonably estimate a range of potential exposures, if any. However, it is possible that adverse resolutions of these matters may be material to Regions’ business, consolidated financial position or results of operations.

NOTE 13—Recent Accounting Pronouncements

In July 2010, the FASB issued accounting guidance related to disclosures about the credit quality of financing receivables and the allowance for credit losses. The amended guidance applies to all financing receivables except for short-term trade receivables and receivables measured at either fair value or the lower of cost or fair value. The objective of the amendment is disclosure of information that enables financial statement users to understand the nature of inherent credit risks, the entity’s method of analysis and assessment of credit risk in estimating the allowance for credit losses, and the reasons for changes in both the receivables and allowances when examining a creditor’s portfolio of financing receivables and its allowance for losses. Under the new guidance, the disaggregation of financing receivables will be disclosed by portfolio segment or by class of financing receivable. The amended guidance is applicable to period-end balances beginning with the first interim or annual reporting period ending on or after December 15, 2010. The adoption of this guidance is not expected to have a material impact to the consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following discussion and analysis is part of Regions Financial Corporation’s (“Regions” or the “Company”) Quarterly Report on Form 10-Q to the Securities and Exchange Commission (“SEC”) and updates Regions’ Form 10-K for the year ended December 31, 2009, which was previously filed with the SEC. This financial information is presented to aid in understanding Regions’ financial position and results of operations and should be read together with the financial information contained in the Form 10-K. Certain prior period amounts presented in this discussion and analysis have been reclassified to conform to current period classifications, except as otherwise noted. The emphasis of this discussion will be on the three and nine months ended September 30, 2010 compared to the three and nine months ended September 30, 2009 for the statement of operations. For the balance sheet, the emphasis of this discussion will be the balances as of September 30, 2010 compared to December 31, 2009.

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

Regions conducts its banking operations through Regions Bank, an Alabama chartered commercial bank that is a member of the Federal Reserve System. At September 30, 2010, Regions operated approximately 1,774 total branch outlets in Alabama, Arkansas, Florida, Georgia, Illinois, Indiana, Iowa, Kentucky, Louisiana, Mississippi, Missouri, North Carolina, South Carolina, Tennessee, Texas and Virginia. Regions provides brokerage services and investment banking from approximately 329 offices of Morgan Keegan & Company, Inc. (“Morgan Keegan”), a full-service regional brokerage and investment banking firm. Regions provides full-line insurance brokerage services primarily through Regions Insurance, Inc.

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

Economic conditions, competition, new legislation and related rules impacting regulation of the financial services industry, and the monetary and fiscal policies of the Federal government significantly affect most financial institutions, including Regions. Lending and deposit activities and fee income generation are influenced by levels of business spending and investment, consumer income, consumer spending and savings, capital market activities, and competition among financial institutions, as well as customer preferences, interest rate conditions and prevailing market rates on competing products in Regions’ market areas.

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

THIRD QUARTER HIGHLIGHTS

Regions reported a net loss available to common shareholders of $209 million, or $0.17 loss per diluted share in the third quarter of 2010, compared to a net loss available to common shareholders of $437 million, or $0.37 loss per diluted share in the third quarter of 2009. During the third quarter of 2010, Regions recorded a $760 million provision for loan losses, $265 million lower than the third quarter of 2009. The decrease in provision for loan losses was the primary driver of the improvement in operations from the prior year period. However, credit costs continue to be elevated, reflecting an economy that remains under pressure. Maturities of higher-rate certificates of deposits and lower deposit pricing drove the net interest margin to 2.96 percent for the third quarter of 2010, a 23 basis point improvement over the third quarter of 2009.

Net interest income on a fully taxable-equivalent basis for the third quarter of 2010 was $876 million compared to $853 million in the third quarter of 2009. Improved deposit pricing, as evidenced by a decline in deposit costs from 1.26 percent to 0.70 percent, as well as a favorable mix shift to lower cost products, drove the improvement.

Net charge-offs totaled $759 million, or an annualized 3.52 percent of average loans, in the third quarter of 2010, compared to $680 million, or an annualized 2.86 percent for the third quarter of 2009. Charge-offs were higher across most major categories when comparing the 2010 period to the prior year period, with investor real estate representing the most significant driver of the increase. Increased charge-offs reflect the impact of opportunistic asset dispositions. The provision for loan losses totaled $760 million in the third quarter of 2010 compared to $1.025 billion during the third quarter of 2009. The allowance for loan losses at September 30, 2010 was 3.77 percent of total loans, net of unearned income, compared to 3.43 percent at December 31, 2009 and 2.83 percent at September 30, 2009. Total non-performing assets, excluding loans held for sale, at September 30, 2010 were $3.8 billion, compared to $4.1 billion at December 31, 2009 and $3.7 billion at September 30, 2009.

Non-interest income for the third quarter of 2010 decreased by $22 million compared to the third quarter of 2009. The impact of policy changes and changes related to Regulation E on service charges on deposit accounts contributed to the decrease. Service charges will be negatively impacted going forward due to these changes. Lower mortgage income, resulting from market valuation adjustments for mortgage servicing rights and related derivatives, also drove the year-over-year decrease.

Total non-interest expense was $1.2 billion in the third quarter of 2010, an $80 million decrease from the third quarter of 2009. The 2009 period included approximately $41 million related to branch consolidation costs. Lower professional and legal fees also contributed to the year-over-year decrease.

The Company continues to closely monitor the impact of the oil spill in the Gulf of Mexico on Regions’ customer base. Regions estimates the maximum loss potential is approximately $20 million.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) which was signed into law on July 21, 2010 provides some level of clarity regarding how the industry and Regions’ specific business will be affected moving forward. However, provisions in the Dodd-Frank Act remain subject to regulatory rule-making and implementation, and it will be some time before the business implications are completely defined. For example, the Durbin amendment authorizes the Federal Reserve to regulate interchange fees and network charges in connection with debit card transactions, and the impact of this provision on the Company’s annual interchange revenue stream is not currently defined. Non-interest expenses (e.g., FDIC insurance premiums, compliance costs, and other regulatory fees) could also be pressured by provisions included in the legislation. Additionally, trust preferred securities will be phased out as an allowable component of Tier 1 capital over a three-year period beginning in 2013.

On September 12, 2010, the Group of Governors and Heads of Supervisors of the Basel Committee on Banking Supervision published its “calibrated” capital standards for major banking institutions (“Basel III”). Regions is evaluating the anticipated impact of Basel III. The Company’s Tier 1 Common ratio is currently 7.6 percent, above the Basel III minimum 7 percent guideline. Regions’ Tier 1 Capital ratio is currently 12.1 percent, above the Basel III minimum 8.5 percent guideline. Regions also expects to meet the Basel III liquidity requirements in its current form. However, there is still need for some clarification of the Basel III rules and implementation by U.S. banking regulators, so the ultimate impact on Regions is not completely known at this point. See the “Risk Factors” section of this Form 10-Q for more information.

TOTAL ASSETS

Regions’ total assets at September 30, 2010 were $133.5 billion, compared to $142.3 billion at December 31, 2009. The decrease in total assets from year-end 2009 resulted primarily from decreases in the loan portfolio, a product of weak demand as well as strategic decisions to reduce the concentration in investor real estate loans. Lower interest-bearing deposits in other banks also contributed to the decrease.

LOANS

At September 30, 2010 and December 31, 2009, loans represented 72 percent of Regions’ interest-earning assets. The following table presents the distribution by loan type of Regions’ loan portfolio, net of unearned income:

Table 1—Loan Portfolio

	September 30 2010	December 31 2009	September 30 2009
	(In millions, net of unearned income)
Commercial and industrial	$21,501	$21,547	$21,925
Commercial real estate mortgage—owner occupied	11,850	12,054	12,103
Commercial real estate construction—owner occupied	522	751	875

Total commercial	33,873	34,352	34,903
Commercial investor real estate mortgage	14,489	16,109	16,190
Commercial investor real estate construction	2,975	5,591	6,616

Total investor real estate	17,464	21,700	22,806
Residential first mortgage	15,723	15,632	15,513
Home equity	14,534	15,381	15,630
Indirect	1,657	2,452	2,755
Other consumer	1,169	1,157	1,147

Total consumer	33,083	34,622	35,045

	$84,420	$90,674	$92,754

Loans, net of unearned income, totaled $84.4 billion at September 30, 2010, a decrease of $6.3 billion from year-end 2009 levels. Strategic decisions to reduce the concentration in investor real estate were the primary contributor to the decrease. All other categories also decreased from year-end reflecting continued overall weak loan demand. However, commercial and industrial increased $405 million from June 30, 2010 as a result of growth experienced in certain specialty lending groups such as healthcare and energy in the Texas, Tennessee and Georgia markets.

CREDIT QUALITY

Weak economic conditions, including declining property values and high levels of unemployment, impacted the credit quality of Regions’ loan portfolio. Investor real estate loans and home equity products (particularly, Florida second lien) carry a higher risk of non-collection than other loans.

The following chart presents details of Regions’ $17.5 billion investor real estate portfolio as of September 30, 2010 (dollars in billions):

LAND, SINGLE-FAMILY, AND CONDOMINIUM

Beginning in late 2007, the land, single-family, and condominium components of the investor real estate portfolio came under significant pressure. Credit quality of the investor real estate portfolio is sensitive to risks associated with construction loans such as cost overruns, project completion risk, general contractor credit risk, environmental and other hazard risks, and market risks associated with the sale or rental of completed properties. While losses within these loan types were influenced by conditions described above, the most significant drivers of losses were the continued decline in demand for residential real estate and in the value of property. Beginning in 2008 and continuing through 2010, Regions has strategically reduced exposures in these product types through pro-active workouts, appropriate charge-offs, and asset dispositions as detailed in Table 2 below. In the third quarter of 2010, Regions executed a bulk sale of nonperforming assets which totaled $350 million. Non-accrual portfolio loans secured predominantly by land represented approximately $200 million of the sale, with the remaining amount primarily comprised of foreclosed property and loans held for sale. Accordingly, this transaction contributed to the decrease in non-accruing loans in the land table below.

The following table presents credit metrics for land, single-family and condominium loans:

Table 2—Land, Single-Family and Condominium

	September 30 2010	December 31 2009	September 30 2009
	(In millions, net of unearned income)
Land
Loan balance	$1,889	$2,979	$3,362
Accruing loans 90 days past due	1	16	17
Non-accruing loans	489	724	713

	September 30 2010	December 31 2009	September 30 2009
	(In millions, net of unearned income)
Single-Family
Loan balance	$1,402	$2,083	$2,344
Accruing loans 90 days past due	2	7	6
Non-accruing loans	341	545	483

	September 30 2010	December 31 2009	September 30 2009
	(In millions, net of unearned income)
Condominium
Loan balance	$359	$586	$677
Accruing loans 90 days past due	—	—	—
Non-accruing loans	132	184	231

MULTI-FAMILY AND RETAIL

Beginning in 2009, multi-family and retail loans experienced increased pressure and contributed to increases in non-accrual loans. Continued weak economic conditions impacted demand for products and services in these sectors. Lower demand impacted cash flows generated by these properties, leading to a higher rate of non-collection. The geographic diversity of Regions’ exposure tends to mitigate the risk of non-collection.

The following table presents credit metrics and geographic distribution for multi-family and retail loans:

Table 3—Multi-family and Retail

	September 30 2010 (1)	December 31 2009	September 30 2009
	(In millions, net of unearned income)
Multi-family
Loan balance	$4,569	$5,049	$5,147
Accruing loans 90 days past due	—	1	5
Non-accruing loans	242	113	190

(1)

The majority of the September 30, 2010 balance related to multi-family loans is geographically distributed throughout the following areas: Texas 21%, Florida 14%, Georgia 9%, Tennessee 8%, Louisiana 7% and North Carolina 6%. All other states, none of which comprise more than 5%, make up the remainder of the balance.

	September 30 2010 (1)	December 31 2009	September 30 2009
	(In millions, net of unearned income)
Retail
Loan balance	$3,389	$4,120	$4,270
Accruing loans 90 days past due	—	4	—
Non-accruing loans	265	288	258

(1)

The majority of the September 30, 2010 balance related to retail loans is geographically distributed throughout the following areas: Florida 23%, Texas 14%, Georgia 9%, Alabama 9%, Tennessee 8% and North Carolina 6%. All other states, none of which comprise more than 5%, make up the remainder of the balance.

HOME EQUITY PORTFOLIO

The home equity portfolio totaled $14.5 billion at September 30, 2010 as compared to $15.6 billion at September 30, 2009. Losses in this portfolio generally track overall economic conditions. The main source of economic stress has been in Florida, where residential property values have declined significantly while unemployment rates have risen to historically high levels. Losses on relationships in Florida where Regions is in a second lien position are higher than first lien losses.

The Company calculated an estimate of the current value of property secured as collateral for home equity lending products (“current LTV”). The estimate is based on home price indices compiled by the Federal Housing

Finance Agency (“FHFA”). The FHFA data indicates trends for Metropolitan Statistical Areas (“MSA”). Regions uses the FHFA valuation trends from the MSA’s in the Company’s footprint in its estimate. The trend data is applied to the loan portfolios taking into account the age of the most recent valuation and geographic area. At September 30, 2010, the Company estimates that the number of home equity loans where the current LTV exceeded 100 was approximately 8.5 percent, while approximately 14.8 percent of the outstanding balances of home equity loans had a current LTV greater than 100. If the home equity loan is in a second lien position, the first lien has also been considered in the analysis. If the first lien position is with another institution, the Company uses the first lien outstanding balance at the time the second lien was originated.

The following tables provide details related to the home equity portfolio as follows:

Table 4—Selected Home Equity Portfolio Information

	As of and for the Nine Months Ended September 30, 2010
	Florida			All Other States			Total
(Dollars in millions)	1st Lien	2nd Lien	Total	1st Lien	2nd Lien	Total	1st Lien	2nd Lien	Total
Balance	$2,090	$3,254	$5,344	$4,188	$5,002	$9,190	$6,278	$8,256	$14,534
Net Charge-offs	44	185	229	27	67	94	71	252	323
Net Charge-off % (1)	2.79%	7.32%	5.57%	0.82%	1.74%	1.33%	1.48%	3.95%	2.89%

	As of and for the Nine Months Ended September 30, 2009
	Florida			All Other States			Total
(Dollars in millions)	1st Lien	2nd Lien	Total	1st Lien	2nd Lien	Total	1st Lien	2nd Lien	Total
Balance	$2,181	$3,570	$5,751	$4,451	$5,428	$9,879	$6,632	$8,998	$15,630
Net Charge-offs	42	184	226	19	57	76	61	241	302
Net Charge-off % (1)	2.59%	6.80%	5.23%	0.57%	1.36%	1.00%	1.22%	3.50%	2.54%

(1)	Net charge-off percentages are calculated on an annualized basis as a percent of average balances.

Net charge-offs were an annualized 2.89 percent of home equity loans for the first nine months of 2010 compared to an annualized 2.54 percent through the first nine months of 2009. Losses in Florida-based credits remained at elevated levels, as unemployment levels remain high and property valuations in certain markets have continued to experience ongoing deterioration. As illustrated in Table 4 “Selected Home Equity Portfolio Information,” these loans and lines in Florida represent approximately $5.3 billion of Regions’ total home equity portfolio at September 30, 2010. Of that balance, approximately $2.1 billion represent first liens, while second liens, which total $3.2 billion, are the main source of losses. Florida second lien losses were 7.32 percent annualized through the first nine months of 2010 as compared to 6.80 percent for the same period of 2009. Through the first nine months of 2010, home equity losses in Florida amounted to an annualized 5.57 percent of loans and lines versus 1.33 percent across the remainder of Regions’ footprint. This compares to the first nine months of 2009 losses of 5.23 percent and 1.00 percent, respectively.

OTHER CREDIT QUALITY MATTERS

Regions does not have any option adjustable rate mortgage (“ARM”) products, loans with initial teaser rates or other higher-risk residential loans. As of September 30, 2010, Regions has approximately $53 million in book value of “sub-prime” loans retained from the disposition of EquiFirst in 2007, down from the year-end 2009 balance of $61 million. The credit loss exposure related to these loans is addressed in management’s periodic determination of the allowance for credit losses.

Using the same methodology described in the above discussion of home equity loans, at September 30, 2010, the Company estimates that the number of residential first mortgage loans where the current LTV exceeded 100 was approximately 4.8 percent, while approximately 10.6 percent of the outstanding balances of residential first mortgage loans had a current LTV greater than 100.

Regions’ recourse liability, which primarily relates to residential mortgage loans, totaled $32 million and $30 million at September 30, 2010 and December 31, 2009, respectively. During the nine months ended September 30, 2010, $14 million of provision expense (included in non-interest expense) was recorded and $12 million was charged-off against the reserve. The recourse liability represents Regions’ estimated credit losses on contingent repurchases of loans or make-whole payments related to residential mortgage loans previously sold. This recourse arises when debtors fail to pay for an initial period of time after the loan is sold or due to defects in the underwriting of the sold loans.

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

Factors considered by management in determining the adequacy of the allowance include, but are not limited to: (1) detailed reviews of individual loans; (2) historical and current trends in gross and net loan charge-offs for the various portfolio segments evaluated; (3) the Company’s policies relating to delinquent loans and charge-offs; (4) the level of the allowance in relation to total loans and to historical loss levels; (5) levels and trends in non-performing and past due loans; (6) collateral values of properties securing loans; (7) the composition of the loan portfolio, including unfunded credit commitments; (8) management’s analysis of current economic conditions; (9) migration of loans between risk rating categories; and (10) estimation of inherent credit losses in the portfolio. In support of collateral values, Regions obtains updated valuations for non-performing loans on at least an annual basis.

Credit Review, Commercial and Consumer Credit Risk Management, and Special Assets are all involved in the credit risk management process to assess the accuracy of risk ratings, the quality of the portfolio and the estimation of inherent credit losses in the loan portfolio. This comprehensive process also assists in the prompt identification of problem credits. The Company has taken a number of measures to manage the portfolios and mitigate losses, particularly in the more problematic portfolios. In addition, a strong consumer Customer Assistance Program (“CAP”) is in place which educates customers about options and initiates early contact with customers to discuss solutions when a consumer loan first becomes delinquent.

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

The allowance for loan losses totaled $3.2 billion at September 30, 2010, $3.1 billion at December 31, 2009 and $2.6 billion at September 30, 2009. The allowance for loan losses as a percentage of net loans was 3.77 percent at September 30, 2010 compared to 3.43 percent at December 31, 2009 and 2.83 percent at September 30, 2009. The reserve for unfunded credit commitments was $71 million at September 30, 2010 compared to $74 million at December 31, 2009 and $63 million at September 30, 2009. The increase in the allowance for loan losses from December 31, 2009, was attributable to losses incurred in the commercial, investor real estate (primarily land, retail and multi-family), residential first mortgage, and home equity lending portfolios. Non-performing loans, excluding loans held for sale, decreased $116 million from December 31, 2009. As compared to June 30, 2010, total non-performing loans, excluding loans held for sale, decreased $101 million. However, gross inflows to non-performing loans increased during the third quarter of 2010 as compared to the previous quarters, reflecting the slow pace of economic recovery. Importantly, an increasing and substantial portion of new non-performing loan inflows was attributable to loans that are currently paying as agreed, but have been classified as non-performing due to concerns regarding borrowers’ willingness and/or ability to meet contractually due principal and interest.

Net charge-offs as a percentage of average loans (annualized) were 3.22 percent and 2.19 percent in the first nine months of 2010 and 2009, respectively. Charge-off ratios were higher across all major categories, period over period. Investor real estate losses were the largest contributor, reflecting increased charge-offs in the land, single-family and retail components of investor real estate. Increased charge-offs reflect the impact of opportunistic asset dispositions.

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

Given current economic pressures, management expects that net loan charge-offs for all portfolios will continue at an elevated level during 2010. Details regarding the allowance and net charge-offs, including an analysis of activity from the previous year’s totals, are included in Table 5 “Allowance for Credit Losses.”

Activity in the allowance for credit losses is summarized as follows:

Table 5—Allowance for Credit Losses

	Nine Months Ended September 30
	2010	2009
	(Dollars in millions)
Allowance for loan losses at beginning of year	$3,114	$1,826
Loans charged-off:
Commercial and industrial	293	299
Commercial real estate mortgage—owner occupied	142	49
Commercial real estate construction—owner occupied	20	9
Commercial investor real estate mortgage	673	378
Commercial investor real estate construction	464	329
Residential first mortgage	184	149
Home equity	336	324
Indirect	26	52
Other consumer	63	59

	2,201	1,648
Recoveries of loans previously charged-off:
Commercial and industrial	25	20
Commercial real estate mortgage—owner occupied	7	5
Commercial real estate construction—owner occupied	1	—
Commercial investor real estate mortgage	9	5
Commercial investor real estate construction	9	4
Residential first mortgage	2	2
Home equity	13	22
Indirect	12	15
Other consumer	13	14

	91	87
Net charge-offs:
Commercial and industrial	268	279
Commercial real estate mortgage—owner occupied	135	44
Commercial real estate construction—owner occupied	19	9
Commercial investor real estate mortgage	664	373
Commercial investor real estate construction	455	325
Residential first mortgage	182	147
Home equity	323	302
Indirect	14	37
Other consumer	50	45

	2,110	1,561
Provision for loan losses	2,181	2,362

Allowance for loan losses at September 30	$3,185	$2,627

Reserve for unfunded credit commitments at January 1	74	74
Provision for unfunded credit commitments	(3)	(11)

Reserve for unfunded credit commitments at September 30	71	63

Allowance for credit losses at end of period	$3,256	$2,690

Loans, net of unearned income, outstanding at end of period	$84,420	$92,754
Average loans, net of unearned income, outstanding for the period	$87,520	$95,453
Ratios:
Allowance for loan losses at end of period to loans, net of unearned income	3.77%	2.83%
Net charge-offs as percentage of:
Average loans, net of unearned income	3.22	2.19
Provision for loan losses	96.74	66.10

Loans deemed to be impaired include troubled debt restructurings (“TDRs”), plus commercial and investor real estate non-accrual loans. Commercial and investor real estate impaired loans with outstanding balances equal to or greater than $2.5 million are evaluated individually for impairment. For these loans, Regions measures the level of impairment based on the present value of the estimated projected cash flows, the estimated value of the collateral or, if available, observable market prices. For consumer TDRs, Regions measures the level of impairment based on pools of loans stratified by common risk characteristics. If current valuations are lower than the current book balance of the credit, the negative differences are reviewed for possible charge-off. In instances where management determines that a charge-off is not appropriate, a specific reserve is established for the individual loan in question. This specific reserve is incorporated as a part of the overall allowance for credit losses. The recorded investment in impaired loans was approximately $4.5 billion at September 30, 2010, compared to $5.0 billion at December 31, 2009. The allowance allocated to specifically evaluated impaired loans, excluding TDRs, totaled $429 million and $403 million at September 30, 2010 and December 31, 2009, respectively. Loans that were characterized as TDRs totaled $1.8 billion and $1.9 billion at September 30, 2010 and December 31, 2009, respectively. The allowance allocated to TDRs, excluding specifically-impaired loans referred to above, totaled $161 million at September 30, 2010 and $38 million at December 31, 2009.

Regions continues to work to meet the individual needs of consumer borrowers to stem foreclosure through CAP. Regions designed the program to allow for customer-tailored modifications with the goal of keeping customers in their homes and avoiding foreclosure where possible. Modification may be offered to any borrower experiencing financial hardship—regardless of the borrower’s payment status. Under the CAP, Regions may offer a short-term deferral, a term extension, an interest rate reduction, a new loan product, or a combination of these options. Regions evaluates the success of the modification program (the “recidivism rate”). Our recidivism rate is the 60-day and greater delinquency rate inclusive of non-accruing loans for all TDRs which were restructured six months or prior to the reporting period. For CAP modifications, this rate is currently approximately 21%. For loans restructured under CAP, Regions expects to collect the original contractually due principal. The gross original contractual interest may be collectible, depending on the terms modified. The length of the CAP modifications ranges from temporary payment deferrals of three months to term extensions for the life of the loan. All such modifications are considered TDRs regardless of the term if there is a concession to a borrower experiencing financial difficulty. Modified loans are subject to policies governing accrual/nonaccrual evaluation consistent with all other loans of the same product type. Consumer loans are subject to objective accrual/nonaccrual decisions. Under these policies, loans subject to CAP are assessed for charge down to estimated value and placed on nonaccrual status, unless they are well-secured and in the process of collection, on or before the month in which the loan becomes 180 days past due. Because the program was designed to evaluate potential CAP participants as early as possible in the lifecycle of the troubled loan, many of the modifications are finalized without the borrower ever reaching 180 days past due, and with the loans having never been placed on nonaccrual. Accordingly, given the positive impact of the restructuring on the likelihood of recovery of cash flows due under the modified terms, accrual status continues to be appropriate for these loans. None of the modified consumer loans listed in our TDR disclosures were collateral-dependent at the time of modification. At September 30, 2010, approximately $146 million in residential first mortgage TDRs and approximately $8 million in home equity TDRs were in excess of 180 days past due and are considered collateral-dependent.

Residential first mortgage, home equity and other consumer TDRs are consumer loans modified under the CAP. Commercial and investor real estate are not the result of a formal program, but represent situations where modification was offered as a workout alternative. The following table summarizes TDRs for the periods ending September 30, 2010 and December 31, 2009:

Table 6—Troubled Debt Restructurings

	September 30, 2010		December 31, 2009
	Loan Balance	Allowance for Credit Losses	Loan Balance	Allowance for Credit Losses
	(In millions)
Accruing:
Commercial	$23	$2	$24	$2
Investor real estate	150	6	1	—
Residential first mortgage	746	82	1,291	29
Home equity	314	42	241	5
Other consumer	66	1	51	1

	$1,299	$133	$1,608	$37
Non-accrual status or 90 days past due:
Commercial	$71	$23	$17	$2
Investor real estate	159	24	75	16
Residential first mortgage	222	25	178	1
Home equity	26	3	17	1

	478	75	287	20

	$1,777	$208	$1,895	$57

Note 1.	All loans listed in the table above are considered impaired under applicable accounting literature.
Note 2.	Netcharge-offs on commercial TDRs were approximately $47 million and $5 million for the nine months ended September 30, 2010 and 2009, respectively.
Netcharge-offs on investor real estate TDRs were approximately $34 million and $3 million for the nine months ended September 30, 2010 and 2009, respectively.
Netcharge-offs on residential first mortgage TDRs were approximately $60 million and $27 million for the nine months ended September 30, 2010 and 2009, respectively.
Netcharge-offs on home equity TDRs were approximately $30 million and $7 million for the nine months ended September 30, 2010 and 2009, respectively.
Netcharge-offs on other consumer TDRs were approximately $5 million and $2 million for the nine months ended September 30, 2010 and 2009, respectively.

If loans characterized as TDRs perform according to the restructured terms for a satisfactory period of time, the TDR designation may be removed in a new calendar year if the loan yields a market rate. A minimum of six months’ consecutive payments is required in order to demonstrate a performance history sufficient to remove the TDR designation. The improved performance of residential first mortgage loans which were characterized as TDRs in 2009 drove the decrease in TDR balances during 2010.

NON-PERFORMING ASSETS

Non-performing assets are summarized as follows:

Table 7—Non-Performing Assets

	September 30 2010		December 31 2009		September 30 2009
	(Dollars in millions)
Non-performing loans:
Commercial and industrial	$502		$427		$381
Commercial real estate mortgage—owner occupied	616		560		450
Commercial real estate construction—owner occupied	35		50		47

Total commercial	1,153		1,037		878
Commercial investor real estate mortgage	1,347		1,203		1,184
Commercial investor real estate construction	561		1,067		992

Total investor real estate	1,908		2,270		2,176
Residential first mortgage	267		180		162
Home equity	44		1		—

Total non-performing loans, excluding loans held for sale	3,372		3,488		3,216
Foreclosed properties	461		607		503

Total non-performing assets* excluding loans held for sale	3,833		4,095		3,719
Non-performing loans held for sale	393		317		380

Total non-performing assets* including loans held for sale	$4,226		$4,412		$4,099

Non-performing loans*, excluding loans held for sale, to loans, net of unearned income	3.99%		3.85%		3.47%
Non-performing assets* excluding loans held for sale, to loans, net of unearned income, and foreclosed properties	4.52%		4.49%		3.99%
Non-performing assets* to loans, net of unearned income, and foreclosed properties	4.98%		4.83%		4.40%
Allowance for loan losses to non-performing loans*	0.94	x	0.89	x	0.82	x
Accruing loans 90 days past due:
Commercial and industrial	$5		$24		$12
Commercial real estate mortgage—owner occupied	6		16		10
Commercial real estate construction—owner occupied	—		2		1

Total commercial	11		42		23
Commercial investor real estate mortgage	6		22		30
Commercial investor real estate construction	2		8		11

Total investor real estate	8		30		41
Residential first mortgage	369		361		347
Home equity	198		241		222
Indirect	2		6		4
Other consumer	5		8		6

	$593		$688		$643

Restructured loans not included in the categories above	$1,299		$1,608		$1,416

*	Exclusive of accruing loans 90 days past due

Total non-performing assets were $4.2 billion at September 30, 2010 compared to $4.4 billion at December 31, 2009 and $4.1 billion at September 30, 2009. Excluding loans held for sale, non-performing assets at September 30, 2010 were $3.8 billion compared to $4.1 billion at December 31, 2009 and $3.7 billion at September 30, 2009. Commercial investor real estate construction was the largest driver of the decreases since year-end, partially offset by increases in commercial and industrial, commercial real estate mortgage—owner occupied, and commercial investor real estate mortgage.

Loans past due 90 days or more and still accruing were $593 million at September 30, 2010, a decrease from $688 million at December 31, 2009.

At September 30, 2010 and December 31, 2009, Regions had approximately $1.0 billion and $1.2 billion, respectively, of potential problem commercial and investor real estate loans that were not included in non-accrual loans or in the accruing loans 90 days past due categories, but for which management had concerns as to the ability of such borrowers to comply with their present loan repayment terms.

SECURITIES

The following table details the carrying values of securities:

Table 8—Securities

	September 30 2010	December 31 2009	September 30 2009
	(In millions)
U.S. Treasury securities	$98	$57	$63
Federal agency securities	46	51	54
Obligations of states and political subdivisions	38	70	314
Mortgage-backed securities
Residential agency	22,237	22,700	18,383
Residential non-agency	23	36	1,070
Commercial agency	59	21	21
Other debt securities	28	21	21
Equity securities	1,052	1,144	1,143

	$23,581	$24,100	$21,069

Securities totaled $23.6 billion at September 30, 2010, a decrease of $519 million from year-end 2009 levels. As part of the Company’s asset/liability management process, in the first quarter of 2010, Regions sold approximately $1.4 billion of residential agency securities available for sale and recognized a gain of approximately $59 million. The proceeds were reinvested into newer issue residential agency securities with slightly longer durations.

Federal Reserve open market actions to maintain low interest rates have resulted in a higher level of prepayments on agency mortgage-backed securities, negatively impacting the net interest margin. In order to mitigate this risk, in the fourth quarter of 2010, the Company sold forward approximately $1.9 billion of available for sale agency securities. The forward contracts expire in December and may be net settled. The Company currently expects to realize a pre-tax gain of approximately $52 million if the securities are delivered. If the contracts are net settled, no gain will be recognized and the basis of the securities will be adjusted by approximately $52 million. The forward sales are designated in a fair value hedge relationship. In addition, in the fourth quarter of 2010, as part of the Company’s asset/liability management process, Regions sold approximately $1.2 billion of available for sale agency securities, realizing a pre-tax gain of approximately $28 million and purchased approximately $1.5 billion of agency mortgage-backed securities.

Securities available for sale, which comprise nearly all of the securities portfolio, are an important tool used to manage interest rate sensitivity and provide a primary source of liquidity for the Company (see INTEREST RATE SENSITIVITY, Exposure to Interest Rate Movements and LIQUIDITY).

LOANS HELD FOR SALE

Loans held for sale totaled $1.6 billion at September 30, 2010 compared to $1.5 billion at December 31, 2009. Fluctuations in this balance relate primarily to mortgage origination activity, which was high in the third quarter of 2010 due to low interest rates. Movement of non-performing loans, primarily secured by investor real estate, to the held for sale category also drove the increase.

OTHER INTEREST-EARNING ASSETS

All other interest-earning assets decreased approximately $2.1 billion from year-end 2009 to September 30, 2010 primarily due to a reduction in trading assets, driven by a change in strategy in mitigating the changes in the fair value of mortgage servicing rights. Trading assets were used to mitigate changes in valuation of mortgage servicing rights in late 2009; however, in early 2010 the Company exited these trading positions, replacing them with derivatives. A decrease in interest-bearing deposits in other banks also impacted the period over period change, representing an asset/liability management strategy whereby funds were utilized to repay certain FHLB advances. These decreases were partially offset by increases in federal funds sold and securities purchased under agreements to resell and other interest-earning assets.

GOODWILL

Goodwill totaled $5.6 billion at September 30, 2010 and December 31, 2009. Regions performed an interim test of goodwill for impairment during the third quarter of 2010. Regions’ Step One analysis indicated that the estimated fair value of the Banking/Treasury reporting unit was less than its carrying amount. Therefore, Step Two was performed and, based on the full purchase price allocation performed as if a business combination had occurred as outlined in Note 8 “Goodwill” to the consolidated financial statements, goodwill was not impaired as of September 30, 2010.

During the fourth quarter of 2008, the fair value of the Banking/Treasury reporting unit was calculated as required under Step One of the annual goodwill impairment test. The long-term fair value of our equity was determined using both income and market approaches. The results of these calculations indicated that the fair value of our Banking/Treasury reporting unit was less than its carrying amount. Therefore, Step Two of the goodwill impairment test was performed. In Step Two, the fair value of the Company’s assets and liabilities, including the loan portfolio, intangible assets, time deposits, debt, etc., was calculated. Once the fair values were determined, deferred tax adjustments were calculated as applicable. Step Two resulted in an implied fair value of goodwill of this reporting unit of approximately $4.6 billion at December 31, 2008 and resulted in an impairment charge of $6 billion at December 31, 2008. Throughout 2009 in the Banking/Treasury reporting unit, the credit quality of Regions’ loan portfolio declined, which contributed to increased losses as well as increased non-performing loan levels. During the quarters ended June 30 and September 30, 2009, the annual test in the fourth quarter of 2009 and the quarters ended March 31, June 30 and September 30, 2010, Regions conducted tests of impairment of goodwill in the same manner as the annual test in the fourth quarter of 2008. The results of Step One during each of these periods indicated a decline in market value below the Banking/Treasury unit’s carrying value. As a result, Regions performed Step Two, valuing assets and liabilities as described above. The after-tax effect of the Step Two adjustments, which are primarily driven by write-downs of assets to fair value, exceeded any decrease in the value of common equity determined in Step One, resulting in no impairment for the Banking/Treasury reporting unit. Should the fair value of net assets increase more rapidly than the fair value of the equity within Regions’ Banking/Treasury reporting unit, the outcome of the goodwill impairment test could be negatively affected in future periods.

See Note 8 “Goodwill” to the consolidated financial statements for a detail of goodwill allocated to each reportable segment and a discussion of goodwill impairment testing. See Note 11 “Fair Value Measurements” to the consolidated financial statements, for the fair value measurements of certain assets and liabilities and the valuation methodology of such pricing, which is also used for testing goodwill for impairment.

Refer to Note 22 “Fair Value Measurements” to the 2009 consolidated financial statements filed on Form 10-K, for a detailed discussion of the Company’s methodology for determining the fair value of financial instruments.

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

The following table summarizes deposits by category:

Table 9—Deposits

	September 30 2010	December 31 2009	September 30 2009
	(In millions)
Non-interest-bearing demand	$25,300	$23,204	$21,226
Savings accounts	4,544	4,073	4,025
Interest-bearing transaction accounts	12,409	15,791	13,688
Money market accounts—domestic	27,983	23,291	22,327
Money market accounts—foreign	509	766	941

Low-cost deposits	70,745	67,125	62,207
Time deposits	24,177	31,468	32,582

Customer deposits	94,922	98,593	94,789
Corporate Treasury deposits
Time deposits	56	87	91

Total deposits	$94,978	$98,680	$94,880

Total deposits at September 30, 2010 decreased approximately $3.7 billion compared to year-end 2009 levels. The change was primarily driven by a decrease in time deposit accounts, primarily due to maturities. The decrease was somewhat offset by an increase in domestic money market accounts. There has also been a shift from interest-bearing transaction accounts to non-interest-bearing demand accounts since year-end. While overall deposit balances decreased during the nine months ended September 30, 2010, Regions has experienced a positive shift in its overall deposit mix as low-cost deposits increased by approximately $3.6 billion while higher-cost time deposit balances decreased by approximately $7.3 billion.

Regions elected to exit the Federal Deposit Insurance Corporation’s (“FDIC”) Transaction Account Guarantee (“TAG”) program on July 1, 2010. The TAG program is a component of the Temporary Liquidity Guarantee Program, whereby the FDIC guarantees all funds held at participating institutions beyond the $250,000 deposit insurance limit in qualifying transaction accounts. Regions’ decision to exit the program did not have a significant impact on liquidity. Effective immediately, the Dodd-Frank Act permanently increased the FDIC coverage limit to $250,000. Also as a result of the Dodd-Frank Act, effective as of December 31, 2010, unlimited coverage for non-interest bearing demand transaction accounts will be provided until January 1, 2013.

SHORT-TERM BORROWINGS

The following is a summary of short-term borrowings:

Table 10—Short-Term Borrowings

	September 30 2010	December 31 2009	September 30 2009
	(In millions)
Company funding sources:
Federal funds purchased	$19	$30	$27
Securities sold under agreements to repurchase	361	448	1,051
Federal Home Loan Bank structured advances	—	1,000	1,500
Other short-term borrowings	108	—	135

	488	1,478	2,713

Customer-related borrowings:
Securities sold under agreements to repurchase	2,071	1,415	1,555
Treasury, tax and loan notes	158	7	137
Brokerage customer liabilities	455	424	365
Short-sale liability	377	266	407
Customer collateral	112	78	109

	3,173	2,190	2,573

	$3,661	$3,668	$5,286

COMPANY FUNDING SOURCES

Federal funds purchased and securities sold under agreements to repurchase used for funding purposes totaled $380 million at September 30, 2010 compared to $478 million at December 31, 2009. The level of these borrowings can fluctuate significantly on a day-to-day basis, depending on funding needs and which sources of funds are used to satisfy those needs. All such arrangements are considered typical of the banking and brokerage industries and are accounted for as borrowings.

As another source of funding, the Company utilized short-term borrowings through the issuance of FHLB advances. FHLB borrowings are used to satisfy short-term borrowing requirements and can also fluctuate between periods. There were no short-term FHLB borrowings outstanding at September 30, 2010 compared to $1.0 billion at December 31, 2009. See the “Liquidity” section for discussion of Regions’ borrowing capacity with the FHLB.

Other short-term borrowings are related to Morgan Keegan and include certain lines of credit that Morgan Keegan maintains with unaffiliated banks totaling $108 million and $0 at September 30, 2010 and December 31, 2009, respectively. The lines of credit provide for maximum borrowings of $585 million as of September 30, 2010.

Selected data for short-term borrowings used for funding purposes for the quarter ended September 30, 2010 is presented below (dollars in millions):

Federal funds purchased:
Balance at quarter-end	$19
Average outstanding (based on average daily balances)	27
Maximum amount outstanding at any month-end during the quarter	26
Weighted-average interest rate at quarter-end	0.13%
Securities sold under agreements to repurchase:
Balance at quarter-end	$361
Average outstanding (based on average daily balances)	290
Maximum amount outstanding at any month-end during the quarter	361
Weighted-average interest rate at quarter-end	0.44%

CUSTOMER-RELATED BORROWINGS

Repurchase agreements are also offered as commercial banking products as short-term investment opportunities for customers. The balance totaled $2.1 billion at September 30, 2010 compared to $1.4 billion at December 31, 2009. The level of these borrowings can fluctuate significantly on a day-to-day basis.

At September 30, 2010, Regions had $158 million outstanding in the Federal Reserve’s Treasury, Tax and Loan Program, compared to $7 million at December 31, 2009. See the “Liquidity” section for further detail of Regions’ borrowing capacity with the Federal Reserve.

Regions, through Morgan Keegan, maintains two types of liabilities for its brokerage customers that are classified as short-term borrowings since Morgan Keegan pays its customers interest related to these liabilities. The brokerage customer position liability represents liquid funds in customers’ brokerage accounts. Balances due to brokerage customers totaled $455 million at September 30, 2010 compared to $424 million at December 31, 2009. The short-sale liability, which represents trading obligations related to customer accounts, was $377 million at September 30, 2010 compared to $266 million at December 31, 2009. The balances of these liabilities fluctuate frequently based on customer activity.

Customer collateral increased $34 million to $112 million at September 30, 2010 from $78 million at December 31, 2009. This balance includes cash collateral posted by customers related to derivative transactions.

LONG-TERM BORROWINGS

Long-term borrowings are summarized as follows:

Table 11—Long-Term Borrowings

	September 30 2010	December 31 2009	September 30 2009
	(In millions)
Federal Home Loan Bank structured advances	$769	$2,884	$2,396
Other Federal Home Loan Bank advances	2,016	4,520	5,270
6.375% subordinated notes due May 2012	599	598	598
7.75% subordinated notes due March 2011	504	512	515
7.00% subordinated notes due March 2011	500	500	500
7.375% subordinated notes due December 2037	300	300	300
6.75% subordinated debentures due November 2025	163	163	163
7.75% subordinated notes due September 2024	100	100	100
7.50% subordinated notes due May 2018 (Regions Bank)	750	750	750
6.45% subordinated notes due June 2037 (Regions Bank)	497	497	497
4.85% subordinated notes due April 2013 (Regions Bank)	494	491	491
5.20% subordinated notes due April 2015 (Regions Bank)	346	346	346
3.25% senior bank notes due December 2011	2,000	2,001	2,001
2.75% senior bank notes due December 2010	1,000	999	999
LIBOR floating rate senior bank notes due June 2010	—	250	250
LIBOR floating rate senior bank notes due December 2010	500	500	500
7.75% senior notes due November 2014	692	690	—
4.375% senior notes due December 2010	500	497	497
5.75% senior notes due June 2015	494	—	—
4.875% senior notes due April 2013	249	—	—
LIBOR floating rate senior notes due June 2012	350	350	350
6.625% junior subordinated notes due May 2047	498	498	498
8.875% junior subordinated notes due June 2048	345	345	345
Other long-term debt	384	454	459
Valuation adjustments on hedged long-term debt	285	219	268

	$14,335	$18,464	$18,093

Long-term borrowings decreased approximately $4.1 billion since year-end 2009 due primarily to decreases in Federal Home Loan Bank (FHLB) advances. Long-term FHLB structured advances have stated maturities ranging from October 2010 to June 2013, but are convertible quarterly at the option of the FHLB. The FHLB structured advances have a weighted-average interest rate of 4.7%, 3.1% and 3.7% at September 30, 2010, December 31, 2009 and September 30, 2009, respectively. Other FHLB advances have a weighted-average interest rate of 1.4%, 3.4% and 3.6% at September 30, 2010, December 31, 2009 and September 30, 2009, respectively.

During the first nine months of 2010, $250 million of LIBOR floating rate senior bank notes matured. Regions also issued $250 million (gross of discount) of 4.875% senior notes due April 2013 and $500 million (gross of discount) of 5.75% senior notes due June 2015. Regions prepaid approximately $1.5 billion of FHLB advances during the first nine months of 2010, realizing a $53 million pre-tax loss on early extinguishment. In October 2010, Regions prepaid approximately $500 million of FHLB advances, realizing a $55 million pre-tax loss on early extinguishment. These extinguishments were part of the company’s asset/liability management process.

STOCKHOLDERS’ EQUITY

Stockholders’ equity was $17.2 billion at September 30, 2010 compared to $17.9 billion at December 31, 2009. During the first nine months of 2010, net losses reduced stockholders’ equity by $628 million, cash dividends declared reduced equity by $36 million for common stock and $144 million for preferred stock, and changes in accumulated other comprehensive income increased equity by $78 million.

Regions’ ratio of stockholders’ equity to total assets was 12.86 percent at September 30, 2010, compared to 12.56 percent at December 31, 2009. Regions’ ratio of tangible common stockholders’ equity to tangible assets was 6.13 percent at September 30, 2010, compared to 6.03 percent at December 31, 2009 (see Table 14 “GAAP to Non-GAAP Reconciliation” for further discussion).

See Note 3 “Stockholders’ Equity and Comprehensive Income (Loss),” for further information related to common shares available for repurchase and dividends.

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

The following chart summarizes the applicable holding company and bank regulatory capital requirements. Regions’ capital ratios at September 30, 2010, December 31, 2009 and September 30, 2009 substantially exceeded all regulatory requirements.

Table 12—Regulatory Capital Requirements

	September 30, 2010 Ratio	December 31, 2009 Ratio	September 30, 2009 Ratio	To Be Well Capitalized
Tier 1 Common (non-GAAP):
Regions Financial Corporation	7.63%	7.15%	7.88%	NA (1)
Tier 1 Capital:
Regions Financial Corporation	12.07%	11.54%	12.15%	6.00%
Regions Bank	11.39	10.36	10.89	6.00
Total Capital:
Regions Financial Corporation	15.96%	15.78%	16.28%	10.00%
Regions Bank	14.60	13.65	14.10	10.00
Leverage:
Regions Financial Corporation	9.24%	8.90%	9.68%	5.00%
Regions Bank	8.79	8.05	8.77	5.00

(1)	The Board of Governors of the Federal Reserve System has identified 4% as the level of Tier 1 Common capital sufficient to withstand adverse economic scenarios.

The increase in the Tier 1 Common risk based ratio during 2010 includes the impact of an additional $259 million of common equity due to the early conversion of the Series B shares, the reduction in risk-weighted assets from $103.3 billion at December 31, 2009 to $97.1 billion at September 30, 2010, and a reduction in the disallowed deferred tax asset from $947 million at December 31, 2009 to $427 million at September 30, 2010, partially offset by the impact of the net loss during the nine months ended September 30, 2010. All of these items also impacted the Tier 1 Capital ratio with the exception of the early conversion of the Series B shares.

Regions is evaluating the anticipated impact of Basel III. The Company’s Tier 1 Common ratio is currently 7.6 percent, above the Basel III minimum 7 percent guideline. Regions’ Tier 1 Capital ratio is currently 12.1 percent, above the Basel III minimum 8.5 percent guideline. Regions also expects to meet the Basel III liquidity requirements in its current form. However, there is still need for some clarification of the Basel III rules and implementation by U.S. banking regulators, so the ultimate impact on Regions is not completely known at this point. See the “Risk Factors” section of this Form 10-Q for more information.

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

In order to ensure an appropriate level of liquidity is maintained, Regions performs specific procedures including scenario analyses and stress testing at the bank, holding company and affiliate levels. Regions’ policy is to maintain a sufficient level of funding to meet projected cash needs, including all debt service and maturities, for the subsequent two years at the parent company and acceptable periods for the bank and other affiliates. The Company’s funding and contingency planning does not currently include any reliance on unsecured sources. Regions has continued to test those markets and has entered them only when opportunistic borrowing is available. Regions has chosen to focus on using short-term secured sources of funding until longer term organic balance sheet solutions can be implemented.

The securities portfolio is one of Regions’ primary sources of liquidity. Maturities, principal payments, and interest earned on securities provide a constant flow of funds available for cash needs (see Note 6 “Securities” to the consolidated financial statements). Maturities and interest collections in the loan portfolio also provide a steady flow of funds. Additional funds are provided from payments on consumer loans and one-to-four family residential mortgage loans. Historically, Regions’ high levels of pre-provision earnings have also contributed to cash flow. In addition, liquidity needs can also be met by borrowing funds in state and national money markets. Historically, Regions’ liquidity has been enhanced by its relatively stable deposit base. During 2010 and 2009, Regions’ customer base grew substantially in response to competitive offers and customers’ desire to lock-in rates in the falling rate environment, as well as the introduction of new consumer and business checking products.

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

Regions’ borrowing availability with the Federal Reserve Bank as of September 30, 2010, based on assets available for collateral at that date, was $15.8 billion.

Regions periodically accesses funding markets through sales of securities with agreements to repurchase. Repurchase agreements are also offered as commercial banking products as short-term investment opportunities for customers. All such arrangements are considered typical of the banking and brokerage industries and are accounted for as borrowings.

Regions’ financing arrangement with FHLB Atlanta adds additional flexibility in managing its liquidity position. As of September 30, 2010 Regions’ borrowing availability from FHLB Atlanta totaled $3.8 billion. FHLB borrowings are contingent upon the amount of collateral pledged to the FHLB. Regions has additional collateral available and, accordingly, has additional capacity to borrow from the FHLB. Regions Bank and its subsidiaries have pledged certain residential first mortgage loans on one-to-four family dwellings and home equity lines of credit as collateral for the FHLB advances outstanding. Additionally, investment in FHLB stock is required in relation to the level of outstanding borrowings. Regions held $437 million in FHLB stock at September 30, 2010. The FHLB has been and is expected to continue to be a reliable and economical source of funding.

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

Regions’ Bank Note program allows Regions Bank to issue up to $20 billion aggregate principal amount of bank notes outstanding at any one time. No issuances have been made under this program as of September 30, 2010. Notes issued under the program may be senior notes with maturities from 30 days to 15 years and subordinated notes with maturities from 5 years to 30 years. These notes are not deposits and they are not insured or guaranteed by the FDIC.

Regions may, from time to time, consider opportunistically retiring its outstanding issued securities, including subordinated debt, trust preferred securities and preferred shares in privately negotiated or open market transactions for cash or common shares. Regions would obtain concurrence from its banking regulators before any such retirements.

Regions’ ability to access capital markets is impacted by actions of ratings agencies. See the “Ratings” section below and the “Risk Factors” section of this Form l0-Q for more information.

Morgan Keegan maintains certain lines of credit with unaffiliated banks to manage liquidity in the ordinary course of business. See the “Short-Term Borrowings” section for further detail.

See the “Stockholders’ Equity” section for discussion of the Federal Reserve’s Supervisory Capital Assessment Program.

RATINGS

Regions experienced rating actions by Standard & Poor’s (“S&P”) and Dominion Bond Rating Service (“DBRS”) on March 11, 2010 and March 26, 2010, respectively. The agencies downgraded obligations of Regions Financial Corporation and Regions Bank. In general, ratings agencies base their ratings on many quantitative and qualitative factors, including capital adequacy, liquidity, asset quality, business mix, probability of government support, and level and quality of earnings. Any decrease in credit ratings by one or more ratings agencies could impact Regions’ access to the capital markets or short-term funding and/or increase our financing costs, thereby adversely impacting Regions’ financial condition and liquidity. The following tables present debt ratings information of Regions Financial Corporation and Regions Bank by S&P, Moody’s Investors Service, Fitch Ratings and DBRS as of September 30, 2010 and December 31, 2009.

Table 13—Credit Ratings

As of September 30, 2010
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

During October 2010, S&P and DBRS affirmed their current ratings. On November 1, 2010, Moody’s downgraded the obligations of Regions Financial Corporation and Regions Bank. The following table presents ratings information of Regions Financial Corporation and Regions Bank subsequent to the ratings actions:

As of November 1, 2010
Moody’s
Regions Financial Corporation
Senior notes	Ba1
Subordinated notes	Ba2
Junior subordinated notes	Ba3
Regions Bank
Short-term debt	P-3
Long-term bank deposits	Baa3
Long-term debt	Baa3
Subordinated debt	Ba1

Moody’s based their assessment on the lower likelihood of systemic support from governmental agencies. The one notch downgrade of Moody’s ratings for the holding company lowered Regions Financial Corporation’s long-term debt rating to below investment grade. However, the two notch downgrade of Regions Bank did not reduce the bank’s long-term debt rating below investment grade.

Many obligations of Regions and Regions Bank remain on negative watch or negative outlook by the agencies referred to above, including Moody’s. Credit watch with negative implications, negative outlook, negative watch, and other similar terms mean that a future downgrade is possible. See the “Risk Factors” section of this Form 10-Q for more information.

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

Table 14—GAAP to Non-GAAP Reconciliation

		Three Months Ended September 30		Nine Months Ended September 30
		2010	2009	2010	2009
		(Dollars in millions, except per share data)
INCOME (LOSS)
Net income (loss) (GAAP)		$(155)	$(377)	$(628)	$(488)
Preferred dividends and accretion (GAAP)		(54)	(60)	(171)	(167)

Net income (loss) available to common shareholders (GAAP)	A	$(209)	$(437)	$(799)	$(655)
Regulatory charge, net of tax		—	—	200	—

Net income (loss) available to common shareholders, excluding regulatory charge (non-GAAP)	B	$(209)	$(437)	$(599)	$(655)

Weighted-average diluted shares	C	1,257	1,189	1,217	921
Earnings (loss) per common share—diluted (GAAP)	A/C	$(0.17)	$(0.37)	$(0.66)	$(0.71)

Earnings (loss) per common share, excluding regulatory charge—diluted (non-GAAP)	B/C	$(0.17)	$(0.37)	$(0.49)	$(0.71)

RETURN ON AVERAGE ASSETS
Average assets (GAAP)	D	$133,729	$140,305	$136,838	$143,307
Return on average assets (GAAP) (1)	A/D	(0.62)%	(1.24)%	(0.78)%	(0.61)%

Return on average assets, excluding regulatory charge (non-GAAP) (1)	B/D	(0.62)%	(1.24)%	(0.59)%	(0.61)%

RETURN ON AVERAGE TANGIBLE COMMON STOCKHOLDERS’ EQUITY
Average stockholders’ equity (GAAP)		$17,382	$18,612	$17,578	$17,613
Less: Average intangible assets (GAAP)		5,989	6,108	6,018	6,138
Average preferred equity (GAAP)		3,364	3,606	3,514	3,447

Average tangible common stockholders’ equity (non-GAAP)	E	$8,029	$8,898	$8,046	$8,028

Return on average tangible common stockholders’ equity (non-GAAP) (1)	A/E	(10.31)%	(19.48)%	(13.28)%	(10.92)%

Return on average tangible common stockholders’ equity, excluding regulatory charge (non-GAAP) (1)	B/E	(10.31)%	(19.48)%	(9.95)%	(10.92)%

		September 30 2010	December 31 2009	September 30 2009
TANGIBLE COMMON RATIOS
Stockholders’ equity (GAAP)		$17,163	$17,881	$18,492
Less: Intangible assets (GAAP)		5,975	6,060	6,093
Preferred equity (GAAP)		3,370	3,602	3,612

Tangible common stockholders’ equity (non-GAAP)	F	$7,818	$8,219	$8,787

Total assets (GAAP)		$133,498	$142,318	$139,986
Less: Intangible assets (GAAP)		5,975	6,060	6,093

Tangible assets (non-GAAP)	G	$127,523	$136,258	$133,893

End of period shares outstanding	H	1,256	1,193	1,188
Tangible common stockholders’ equity to tangible assets (non-GAAP)	F/G	6.13%	6.03%	6.56%

Tangible common book value per share (non-GAAP)	F/H	$6.22	$6.89	$7.40

TIER 1 COMMON RISK-BASED RATIO
Stockholders’ equity (GAAP)		$17,163	$17,881	$18,492
Accumulated other comprehensive income		(208)	(130)	(143)
Non-qualifying goodwill and intangibles		(5,729)	(5,792)	(5,821)
Disallowed deferred tax assets		(427)	(947)	(485)
Disallowed servicing assets		(20)	(25)	(21)
Qualifying non-controlling interests		92	91	91
Qualifying trust preferred securities		846	846	846

Tier 1 capital (regulatory)		$11,717	$11,924	$12,959
Qualifying non-controlling interests		(92)	(91)	(91)
Qualifying trust preferred securities		(846)	(846)	(846)
Preferred stock		(3,370)	(3,602)	(3,612)

Tier 1 common equity (non-GAAP)	I	$7,409	$7,385	$8,410

Risk-weighted assets (regulatory)	J	$97,088	$103,330	$106,673
Tier 1 Common risk-based ratio (non-GAAP)	I/J	7.63%	7.15%	7.88%

(1)	Income statement amounts have been annualized in calculation.

NET INTEREST INCOME

The following table presents an analysis of net interest income/margin for the three months ended September 30:

Table 15—Consolidated Average Daily Balances and Yield/Rate Analysis

	Three Months Ended September 30
	2010			2009
(Dollars in millions; yields on taxable-equivalent basis)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Federal funds sold and securities purchased under agreements to resell	$1,096	$1	0.48%	$597	$—	0.42%
Trading account assets	1,214	9	3.05	1,101	10	3.59
Securities:
Taxable	23,863	214	3.56	19,177	232	4.79
Tax-exempt	39	—	—	463	8	6.52
Loans held for sale	1,213	10	3.11	1,522	12	3.25
Loans, net of unearned income (1)(2)	85,616	926	4.29	94,354	1,053	4.43
Other interest-earning assets	4,308	6	0.55	6,841	7	0.40

Total interest-earning assets	117,349	1,166	3.94	124,055	1,322	4.23
Allowance for loan losses	(3,223)			(2,393)
Cash and due from banks	2,059			2,113
Other non-earning assets	17,544			16,530

	$133,729			$140,305

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Savings accounts	$4,517	1	0.08	$4,038	1	0.13
Interest-bearing transaction accounts	13,606	7	0.20	13,934	10	0.27
Money market accounts	28,088	22	0.31	23,107	35	0.61
Time deposits	25,161	137	2.16	32,584	255	3.10

Total interest-bearing deposits (3)	71,372	167	0.93	73,663	301	1.62
Federal funds purchased and securities sold under agreements to repurchase	2,176	1	0.17	2,649	1	0.11
Other short-term borrowings	866	2	0.74	2,721	8	1.26
Long-term borrowings	14,878	120	3.20	18,250	159	3.45

Total interest-bearing liabilities	89,292	290	1.29	97,283	469	1.91

Net interest spread			2.65			2.32

Non-interest-bearing deposits (3)	23,706			21,122
Other liabilities	3,349			3,288
Stockholders’ equity	17,382			18,612

	$133,729			$140,305

Net interest income/margin on a taxable-equivalent basis (4)		$876	2.96%		$853	2.73%

Notes:

(1)	Loans, net of unearned income include non-accrual loans for all periods presented.
(2)	Interest income includes net loan fees of $6 million and $9 million for the quarters ended September 30, 2010 and 2009, respectively.
(3)

Total deposit costs may be calculated by dividing total interest expense on deposits by the sum of interest-bearing deposits and non-interest bearing deposits. The rates for total deposit costs equal 0.70% and 1.26% for the three months ended September 30, 2010 and 2009, respectively.

(4)	The computation of taxable-equivalent net interest income is based on the statutory federal income tax rate of 35%, adjusted for applicable state income taxes net of the related federal tax benefit.

The following table presents an analysis of net interest income/margin for the nine months ended September 30:

Table 16—Consolidated Average Daily Balances and Yield/Rate Analysis

	Nine Months Ended September 30
	2010			2009
(Dollars in millions; yields on taxable-equivalent basis)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Federal funds sold and securities purchased under agreements to resell	$608	$2	0.45%	$550	$2	0.57%
Trading account assets	1,229	31	3.33	1,185	34	3.80
Securities:
Taxable	23,845	680	3.81	19,263	710	4.92
Tax-exempt	43	1	3.77	570	27	6.38
Loans held for sale	1,212	27	3.03	1,709	43	3.37
Loans, net of unearned income (1)(2)	87,520	2,814	4.30	95,453	3,232	4.53
Other interest-earning assets	5,669	21	0.51	7,385	21	0.38

Total interest-earning assets	120,126	3,576	3.98	126,115	4,069	4.31
Allowance for loan losses	(3,194)			(2,061)
Cash and due from banks	2,116			2,258
Other non-earning assets	17,790			16,995

	$136,838			$143,307

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Savings accounts	$4,404	3	0.10	$3,958	4	0.12
Interest-bearing transaction accounts	14,981	26	0.23	14,370	30	0.28
Money market accounts	27,044	94	0.47	22,157	145	0.88
Time deposits	27,274	480	2.35	32,972	818	3.32
Other	—	—	—	417	—	0.11

Total interest-bearing deposits (3)	73,703	603	1.09	73,874	997	1.81
Federal funds purchased and securities sold under agreements to repurchase	1,988	3	0.18	3,192	7	0.30
Other short-term borrowings	932	5	0.74	6,368	38	0.80
Long-term borrowings	16,067	387	3.22	18,676	517	3.70

Total interest-bearing liabilities	92,690	998	1.44	102,110	1,559	2.04

Net interest spread			2.54			2.27

Non-interest-bearing deposits (3)	23,407			20,154
Other liabilities	3,163			3,430
Stockholders’ equity	17,578			17,613

	$136,838			$143,307

Net interest income/margin on a taxable-equivalent basis (4)		$2,578	2.87%		$2,510	2.66%

Notes:

(1)	Loans, net of unearned income include non-accrual loans for all periods presented.
(2)	Interest income includes net loan fees of $28 million and $16 million for the nine months ended September 30, 2010 and 2009, respectively.
(3)

Total deposit costs may be calculated by dividing total interest expense on deposits by the sum of interest-bearing deposits and non-interest bearing deposits. The rates for total deposit costs equal 0.83% and 1.42% for the nine months ended September 30, 2010 and 2009, respectively.

(4)	The computation of taxable-equivalent net interest income is based on the statutory federal income tax rate of 35%, adjusted for applicable state income taxes net of the

For the third quarter of 2010, net interest income (taxable-equivalent basis) totaled $876 million compared to $853 million in the third quarter of 2009. The net interest margin (taxable-equivalent basis) was 2.96 percent in the third quarter of 2010, compared to 2.73 percent during the third quarter of 2009. For the first nine months of 2010, net interest income (taxable-equivalent basis) totaled $2.6 billion compared to $2.5 billion for the first nine months of 2009. The net interest margin (taxable-equivalent basis) was 2.87 percent in the first nine months of 2010, compared to 2.66 percent during the first nine months of 2009. Improved deposit pricing as well as a favorable mix shift to lower cost deposits has driven the improvement in net interest margin. Additionally improving spreads on newly originated and renewed loans also contributed to the increase in the net interest margin for the third quarter and first nine months of 2010 versus prior periods. The Company expects the net interest margin to continue improving gradually throughout the year reaching 3.00 percent by year-end 2010. Federal Reserve open market actions to maintain low interest rates have resulted in a higher level of prepayments on agency mortgage-backed securities, negatively impacting the net interest margin. In order to mitigate this risk, in the fourth quarter of 2010, the Company sold forward approximately $1.9 billion of available for sale agency securities. The forward contracts expire in December and may be net settled. The Company currently expects to realize a pre-tax gain of approximately $52 million if the securities are delivered. If the contracts are net settled, no gain will be recognized and the basis of the securities will be adjusted by approximately $52 million. The forward sales are designated in a fair value hedge relationship. In addition, in the fourth quarter of 2010, as part of the Company’s asset/liability management process, Regions sold approximately $1.2 billion of available for sale agency securities, realizing a pre-tax gain of approximately $28 million and purchased approximately $1.5 billion of agency mortgage-backed securities.

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

Exposure to Interest Rate Movements—Regions continues to observe that the pace of economic recovery is at risk of being exceptionally slow, which may result in a continuation of this period of low interest rates. To partially offset the adverse impact on net interest income and net interest margin attributable to an extended period of low interest rates, Regions entered into a series of receive-fixed interest rate swaps. These instruments have a final maturity in December 2012. Inclusive of all interest-rate risk hedging activities, as of September 30, 2010, Regions was moderately asset sensitive to both gradual and instantaneous rate shifts as compared to the base case for the measurement horizon ending in September 2011. Over the past few months, Regions has seen its estimated asset sensitivity increase somewhat. This is primarily due to an increase in the contribution to sensitivity from mortgages and other fixed-rate loans and securities. Propensity of such loans and securities to accelerate/decelerate payment (i.e. prepayment) depends in large part on the level of interest rates. As rate levels decline, generally mortgage portfolios exhibit an increase in prepayment levels as well as an increased sensitivity to changes in the level of interest rates. Recently, long-term interest rates have declined, and have prompted an increase in the expected level of prepayment and prepayment sensitivity for these portfolios. The consolidated net interest income sensitivity inclusive of the impact of prepayment behavior as well as the impacts of the aforementioned receive-fixed swaps is summarized in the table below. Note that where scenarios would indicate negative interest rates, a minimum of zero is applied.

Table 17—Interest Rate Sensitivity

Gradual Change in Interest Rates	Estimated Annual Change in Net Interest Income September 30 2010
(In millions)
+200 basis points	$207
+100 basis points	117
-100 basis points	(111)

Instantaneous Change in Interest Rates	Estimated Annual Change in Net Interest Income September 30 2010
(In millions)
+200 basis points	$256
+100 basis points	158
-100 basis points	(164)

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

In the normal course of business, Morgan Keegan enters into underwriting and forward commitments. As of September 30, 2010, the contractual amount of forward commitments was approximately $535 million. Morgan Keegan typically settles its position by entering into equal but opposite contracts and, as such, the contract amounts do not necessarily represent future cash requirements. Settlement of the transactions relating to such commitments is not expected to have a material effect on Regions’ consolidated financial position. Transactions involving future settlement give rise to market risk, which represents the potential loss that can be caused by a change in the market value of a particular financial instrument. Regions’ exposure to market risk is determined by a number of factors, including the size, composition and diversification of positions held, the absolute and relative levels of interest rates, and market volatility.

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

To manage trading risks arising from interest rate and equity price risks, Morgan Keegan uses a Value at Risk (“VAR”) model along with other risk management methods to measure the potential fair value the Company could lose on its trading positions given a specified statistical confidence level and time-to-liquidate time horizon. The end-of-period VAR was approximately $1 million at both September 30, 2010 and December 31, 2009. Maximum daily VAR utilization during the third quarter of 2010 was $1 million and average daily VAR during the same period was $1 million.

Morgan Keegan has been an underwriter and dealer in auction rate securities. See Note 12 “Commitments and Contingencies” to the consolidated financial statements for more details regarding regulatory action related to Morgan Keegan auction rate securities. As of September 30, 2010, customers of Morgan Keegan owned approximately $61 million of auction rate securities, and Morgan Keegan held approximately $217 million of auction rate securities on the balance sheet.

PROVISION FOR LOAN LOSSES

The provision for loan losses is used to maintain the allowance for loan losses at a level that in management’s judgment is adequate to cover losses inherent in the portfolio at the balance sheet date. In the third quarter of 2010, the provision for loan losses was $760 million, essentially equal to net charge-offs for the quarter. In the same quarter of 2009, the provision was $1.0 billion, while net charge-offs were $680 million. Net charge-offs as a percent of average loans (annualized) were 3.52 percent for the third quarter of 2010 compared to 2.86 percent for the corresponding period in 2009. Non-performing loans, excluding loans held for sale, decreased $116 million from December 31, 2009.

CREDIT RISK

The commercial and industrial loan portfolio primarily consists of loans to middle market commercial customers doing business in Regions’ geographic footprint. Loans in this portfolio are generally underwritten individually and usually secured with the assets of the borrowing entity and/or the personal guarantee of the business owners.

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

Loans on one-to-four family residential properties are secured principally by single-family residences. Loans of this type are generally smaller in size and are geographically dispersed throughout Regions’ market areas, with some guaranteed by government agencies or private mortgage insurers. Equity loans and lines, while not included in this category, are similar in nature to one-to-four family loans, except that approximately 57 percent of the balances of equity loans and lines are in a second lien position (refer to Table 4 “Selected Home Equity Portfolio Information”). Losses on the residential and equity line and loan portfolios depend, to a large degree, on the level of interest rates, the unemployment rate, economic conditions and collateral values, and thus are difficult to predict.

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

NON-INTEREST INCOME

The following tables present a summary of non-interest income:

Table 18—Non-Interest Income

	Three Months Ended September 30
	2010	2009
	(In millions)
Service charges on deposit accounts	$294	$300
Brokerage, investment banking and capital markets	257	252
Mortgage income	66	76
Trust department income	49	49
Securities gains, net	2	4
Insurance commissions and fees	25	25
Bank owned life insurance	22	21
Commercial credit fee income	22	16
Leveraged lease termination gains	—	4
Other miscellaneous income	13	25

	$750	$772

	Nine Months Ended September 30
	2010	2009
	(In millions)
Service charges on deposit accounts	$884	$857
Brokerage, investment banking and capital markets	747	732
Mortgage income	196	213
Trust department income	146	143
Securities gains, net	61	165
Insurance commissions and fees	78	80
Bank owned life insurance	63	53
Commercial credit fee income	55	52
Leveraged lease termination gains	19	517
Gain on sale of Visa shares	—	80
Gain on early extinguishment of debt	—	61
Other miscellaneous income	69	84

	$2,318	$3,037

Non-interest income for the third quarter of 2010 decreased by $22 million compared to the third quarter of 2009. Lower mortgage income and service charges on deposit accounts drove the decrease, partially offset by higher brokerage, investment banking, and capital markets income. Non-interest income for the first nine months of 2010 decreased $719 million when compared to the first nine months of 2009. However, the 2009 period included securities gains, leveraged lease termination gains, a gain on sale of Visa shares, and a gain on early extinguishment of debt, all of which did not repeat or were substantially smaller in the 2010 period. Mortgage income was also lower for the first nine months of 2010 as compared to the corresponding 2009 period. The decreases were partially offset by increases in income from service charges on deposit accounts and brokerage, investment banking, and capital markets.

Service charges on deposit accounts—Service charges income decreased $6 million in the third quarter of 2010 when compared to the third quarter of 2009. The quarter over quarter decrease was primarily driven by policy changes resulting in the elimination of overdraft fees for all transactions when customers overdraw their accounts by less than $5 and a limit on the maximum number of overdrafts charged per day, as well as changes related to Regulation E. Service charges increased $27 million during the first nine months of 2010 as compared to the same period in 2009. This increase was due to a higher level of customer transactions and new account growth that began in 2009 and continued into 2010. These factors were slightly offset by the previously mentioned policy and regulatory changes. Service charges will continue to be negatively impacted going forward by the policy and regulatory changes. See the “Risk Factors” section of this Form 10-Q for more information.

Brokerage, investment banking and capital markets—Brokerage, investment banking and capital markets income increased $5 million for the three months ended September 30, 2010 as compared to the same period in 2009. Brokerage, investment banking and capital markets income increased $15 million for the nine months ended September 30, 2010 as compared to the same period in 2009. The majority of this category of income is generated by Morgan Keegan. See Note 7 “Business Segment Information” for details of net income contributed by Morgan Keegan. See Table 19 “Morgan Keegan Breakout of Revenue by Division” for more detail as to components of revenue. Under a new leadership team and more favorable market conditions, the investment banking division increased revenues $8 million and $26 million during the three and nine month periods ended September 30, 2010, respectively, as compared to the same periods of 2009. Additionally, private client revenue has increased $13 million and $47 million during the three and nine month periods ended September 30, 2010, respectively, as compared to the same periods of 2009 due to more favorable market conditions. These increases were partially offset by decreases in asset management revenue of $15 million and $24 million during the three and nine month periods ended September 30, 2010, respectively, as compared to the same periods of 2009.

The following table details the breakout of revenue by division contributed by Morgan Keegan:

Table 19—Morgan Keegan

Breakout of Revenue by Division (1)

	Equity Capital Markets	Fixed- Income Capital Markets	Investment Banking	Private Client	Regions MK Trust	Asset Management	Interest And Other
	(Dollars in millions)
Three months ended
September 30, 2010:
Gross revenue	$12	$89	$32	$119	$54	$3	$19
Percent of gross revenue	3.7%	27.1%	9.8%	36.3%	16.5%	0.9%	5.7%

Three months ended
September 30, 2009:
Gross revenue	$16	$87	$24	$106	$51	$18	$31
Percent of gross revenue	4.8%	26.1%	7.2%	31.9%	15.3%	5.4%	9.3%

Nine months ended
September 30, 2010:
Gross revenue	$40	$240	$94	$352	$155	$12	$59
Percent of gross revenue	4.2%	25.2%	9.9%	37.0%	16.3%	1.3%	6.1%

Nine months ended
September 30, 2009:
Gross revenue	$44	$269	$68	$305	$148	$36	$74
Percent of gross revenue	4.7%	28.5%	7.2%	32.3%	15.7%	3.8%	7.8%

(1)	Certain amounts in prior periods have been reclassified to reflect current period presentation

Mortgage income—Mortgage income decreased $10 million in the third quarter of 2010 when compared to the same period of 2009. Mortgage income benefited during the third quarters of 2010 and 2009 from a $2 million and $19 million gain, respectively, resulting from market valuation adjustments for mortgage servicing rights and related derivatives. Without the effect of the market value adjustments, mortgage income increased in the third quarter of 2010, compared to the third quarter of 2009, primarily driven by higher origination volume of $2.4 billion due to the low rate environment during the third quarter of 2010 compared to $1.8 billion in originations during the third quarter of 2009. Mortgage income decreased $17 million in the first nine months of 2010 compared to the same period in 2009. The 2010 period benefited from a $30 million gain resulting from market valuation adjustments for mortgage servicing rights and related derivatives, compared with a $16 million gain for the nine months ended September 30, 2009. Without the effect of the market valuation adjustments, mortgage income decreased due to lower origination volume of $5.6 billion in the first nine months of 2010, compared to $7.7 billion in the corresponding period in 2009.

Securities gains, net—Securities gains decreased from $4 million and $165 million in the three and nine months ended September 30, 2009, respectively, to $2 million and $61 million during the same periods of 2010, respectively. During the first quarter of 2010, Regions sold approximately $1.4 billion of shorter duration collateralized mortgage obligations (“CMOs”) and recognized a gain of approximately $59 million. The proceeds were reinvested in newer issue CMOs with slightly longer durations. In the first quarter of 2009, Regions sold approximately $656 million of U.S. Treasury securities available for sale and recognized a gain of approximately $53 million. The proceeds were reinvested in U.S. government agency mortgage-backed securities classified as available for sale. In the second quarter of 2009, Regions sold approximately $1.4 billion of agency debentures available for sale and recognized a gain of approximately $108 million. The proceeds were reinvested in U.S. Government Agency mortgage-backed securities classified as available for sale, as part of Regions’ asset/liability management strategy.

Leveraged lease termination gains—A 2008 settlement with the IRS negatively impacted the economics of Regions’ leveraged lease portfolio. In addition, there was a mutual desire with lessees to terminate certain leases within this portfolio. Therefore, Regions terminated certain leveraged leases during the first quarter of 2010 resulting in a $19 million gain. There were no such terminations in the second and third quarters of 2010. During the third quarter and first nine months of 2009, leveraged lease terminations resulted in gains of $4 million and $517 million, respectively. The termination gains included in non-interest income were largely offset by increases in income tax expense of $4 million for the third quarter of 2009, and $18 million and $515 million for the first nine months of 2010 and 2009, respectively.

NON-INTEREST EXPENSE

The following tables present a summary of non-interest expense. For expanded discussion of certain significant non-interest expense items, refer to the discussion of each component following the tables presented.

Table 20—Non-Interest Expense

	Three Months Ended September 30
	2010	2009
	(In millions)
Salaries and employee benefits	$582	$578
Net occupancy expense	110	121
Furniture and equipment expense	75	83
Marketing	22	20
Professional and legal fees	71	98
Amortization of core deposit intangible	27	30
Other real estate owned expense	65	61
FDIC premiums	51	56
Other-than-temporary impairments, net	1	3
Valuation charges associated with branch consolidations	—	25
Other miscellaneous expenses	159	168

	$1,163	$1,243

	Nine Months Ended September 30
	2010	2009
	(In millions)
Salaries and employee benefits	$1,717	$1,703
Net occupancy expense	340	340
Furniture and equipment expense	228	237
Marketing	54	57
Professional and legal fees	212	201
Amortization of core deposit intangible	82	91
Other real estate owned expense	148	111
Loss on early extinguishment of debt	53	—
FDIC premiums	168	109
FDIC premiums—special assessment	—	64
Other-than-temporary impairments, net (1)	2	75
Regulatory charge	200	—
Valuation charges associated with branch consolidations	—	25
Other miscellaneous expenses	515	519

	$3,719	$3,532

(1)	Includes $266 million for the nine months ended September 30, 2009 of gross charges, net of $191 million non-credit portion reported in other comprehensive income (loss).

Non-interest expense for the third quarter of 2010 decreased by $80 million compared to the third quarter of 2009. Lower occupancy, furniture and equipment, and professional and legal expenses drove the decrease. Non-interest expense for the first nine months of 2010 increased $187 million when compared to the first nine months of 2009. This increase was primarily driven by higher other real estate owned and FDIC premium expense offset by lower other-than-temporary impairments on securities. Additionally, the 2009 and 2010 periods included expenses which did not repeat or were substantially smaller in the corresponding period including an FDIC premium special assessment and valuation charges associated with branch consolidations in the first nine months of 2009, and debt extinguishment expense and a regulatory charge during the first nine months of 2010.

Salaries and employee benefits—During the third quarter of 2010, salaries and employee benefits were relatively flat when compared to the same period in 2009. For the nine months ended September 30, 2010, salaries and employee benefits increased $14 million when compared to the same period in 2009. This increase is primarily related to first quarter 2010 increases in salaries and the reinstatement of pension service accruals in 2010.

Net occupancy expense—Net occupancy expense for the third quarter of 2010 decreased $11 million when compared to the same period in 2009. This decrease is primarily due to branch consolidation charges of $9 million in the third quarter of 2009. For the nine months ended September 30, 2010, net occupancy expense was flat when compared to September 30, 2009.

Professional and legal fees—Professional and legal fees decreased $27 million during the third quarter of 2010 when compared to the same period of 2009 and increased $11 million during the first nine months of 2010 as compared to the same period of 2009. The changes are primarily due to the timing of Morgan Keegan-related legal expenses and credit-related legal costs.

Other real estate owned (“OREO”) expense—OREO expense increased in the third quarter and the first nine months of 2010 as compared to corresponding periods in 2009 by $4 million and $37 million, respectively. The increase in both periods is related to continuing declines in property valuations. Also, in the third quarter of 2010, $23 million of charges related to a bulk sale of foreclosed properties were incurred.

Loss on early extinguishment of debt—As discussed in the “Long Term Borrowings” section, during the first quarter of 2010, Regions prepaid approximately $1.5 billion of FHLB advances, recognizing an expense of $53 million. There was no corresponding expense in the third quarter or first nine months of 2009 nor were there additional expenses related to the extinguishment during the third quarter of 2010.

FDIC premiums—FDIC premiums decreased by $5 million in the third quarter of 2010 as compared to the corresponding period in 2009 and increased $59 million during the first nine months of 2010 as compared to the corresponding period in 2009. The decrease quarter over quarter resulted from lower insured deposit balances. During 2009, Regions utilized its remaining assessment credits, which, along with higher assessments, resulted in the increase in premiums for the nine months ended 2010 as compared to the corresponding 2009 period.

In the second quarter of 2010, the FDIC proposed a new deposit assessment system, based on risk as measured by newly-developed scorecards and on various measures of performance. Regions is currently evaluating the impact of the proposal. Provisions of the Dodd-Frank Act also affect the amount of FDIC assessment fees. Regions expects FDIC premiums to remain elevated in future years.

FDIC premiums—special assessment—During the second quarter of 2009, a premium of $64 million was incurred to help replenish the Deposit Insurance Fund. There was no corresponding assessment during 2010. It is possible that additional special assessments will be incurred in the future.

Other-than-temporary impairments, net (OTTI)—In the third quarter and the first nine months of 2010, other-than-temporary impairment charges decreased as compared to corresponding periods in 2009 by $2 million and $73 million, respectively. Regions recorded other-than-temporary impairment charges of $3 million and $75 million in the third quarter and first nine months of 2009, respectively, related to the securities portfolio. These charges are net of the non-credit portion recorded in other comprehensive income (loss). Other-than-temporary impairment charges have been minimal in the first nine months of 2010 due to the Company’s efforts to de-risk the portfolio and the resulting portfolio composition.

Regulatory charge—As previously disclosed, on April 7, 2010, the SEC, a joint state task force of securities regulators from Alabama, Kentucky, Mississippi, and South Carolina and FINRA announced that they were commencing administrative proceedings against Morgan Keegan, Morgan Asset Management and certain of their employees for violations of federal and state securities laws and NASD rules relating to certain funds previously administered by Morgan Keegan and Morgan Asset Management. Based on the status of settlement negotiations, Regions believed that a loss on the matter was probable and reasonably estimable. Accordingly, at June 30, 2010, Morgan Keegan recorded a non-tax deductible $200 million charge representing the estimate of probable loss. Settlement negotiations and hearing preparations are ongoing.

INCOME TAXES

The Company’s income tax benefit for the three months ended September 30, 2010 was $150 million compared to $274 million for the same period in 2009, resulting in an effective tax rate of 49.2 percent and 42.1 percent, respectively. The decrease in the income tax benefit reflects the impact of the decrease in the consolidated pre-tax loss.

Income tax benefit for the nine months ended September 30, 2010 was $399 million compared to income tax expense of $116 million for the same period in 2009, resulting in an effective tax rate of 38.9 percent and 31.2 percent, respectively. The increase in the income tax benefit reflects the impact of the increase in the consolidated pre-tax loss and the decline in the number and amount of leveraged lease terminations, offset by the recognition of the nondeductible regulatory charge .

Income taxes for financial reporting purposes differs from the amount computed by applying the statutory federal income tax rate of 35 percent for the three and nine months ended September 30, for the reasons below:

Table 21—Income Taxes

	Three Months Ended September 30
	2010	2009
	(In millions)
Tax on income (loss) computed at statutory federal income tax rate	$(107)	$(228)
Increase (decrease) in taxes resulting from:
State income tax, net of federal tax effect	(12)	(25)
Affordable housing credits and other credits	(28)	(20)
Bank-owned life insurance	(8)	(8)
Lease financing	6	10
Tax-exempt income from obligations of states and political subdivisions	(5)	(5)
Other, net	4	2

	$(150)	$(274)

Effective tax rate	49.2%	42.1%

	Nine Months Ended September 30
	2010	2009
	(In millions)
Tax on income (loss) computed at statutory federal income tax rate	$(360)	$(130)
Increase (decrease) in taxes resulting from:
State income tax, net of federal tax effect	(37)	(35)
Regulatory charge	70	—
Affordable housing credits and other credits	(77)	(60)
Bank-owned life insurance	(23)	(22)
Lease financing	31	380
Tax-exempt income from obligations of states and political subdivisions	(16)	(17)
Other, net	13	—

	$(399)	$116

Effective tax rate	38.9%	31.2%

Management’s determination of the realization of the net deferred tax asset, $1.1 billion at September 30, 2010, is based upon our judgment of various future events and uncertainties, including the timing, nature and amount of future taxable income earned by certain subsidiaries and the potential implementation of various plans to maximize realization of deferred tax assets and the reversal of taxable temporary differences. In making our determination of the realization of the net deferred tax asset, we have considered all positive and negative evidence available as of September 30, 2010.

The Company’s strong capital position and history of significant pre-tax earnings, among other items, provide positive evidence supporting realization of the deferred tax assets, which management believes outweighs the negative evidence of recent pre-tax losses. The majority of the net deferred tax asset is produced by differences between the financial statement carrying amounts and the corresponding tax bases of assets and liabilities. Of this amount, a significant portion relates to the allowance for loan losses that has not yet reduced taxable income and therefore, does not have a set expiration date as of September 30, 2010. At September 30, 2010, $171 million of the deferred tax asset relate to state net operating loss and state tax credit carryforwards, with various expiration periods beginning after the tax year 2012 extending through 2032 and $158 million relate to federal tax credit carryforwards with expiration periods beginning after the tax year 2028.

After considering all available evidence, management believes that the Company will generate sufficient income to realize the recognized net deferred tax asset. However, management does not believe that a portion of the state net operating loss carryforwards and state tax credit carryforwards will be realized. Accordingly, a valuation allowance has been established in the amount of $29 million against such benefits at September 30, 2010 compared to $25 million at September 30, 2009.

The Company is subject to taxation by multiple jurisdictions. It is reasonably possible that in the next twelve months the Internal Revenue Service will complete the field examination of the U.S. federal income tax returns for the tax years 2007, 2008 and 2009 and issue Revenue Agents’ Reports. With few exceptions, the Company is no longer subject to state and local income tax examinations for tax years before 2003. Currently, there are disputed tax positions taken in previously filed tax returns with certain states, including positions regarding investment and intellectual property subsidiaries. Management continues to evaluate these positions and intends to defend adjustments made by tax authorities. The Company does not anticipate the ultimate resolution would result in a material change to its financial position or results of operations.

As of September 30, 2010 and December 31, 2009, the liability for unrecognized tax benefits was approximately $33 million and $26 million, respectively. The balance of the Company’s unrecognized tax benefits as of September 30, 2010 and December 31, 2009 that would reduce the Company’s effective tax rate, if recognized, was $23 million and $18 million, respectively.

For the three and nine months ended September 30, 2010, the Company recognized interest expense, before the impact of the federal and state deductions, related to prior years’ unrecognized tax benefits of $1 million, net of interest income. As of September 30, 2010 and December 31, 2009, the Company recognized a liability of approximately $10 million and $5 million, respectively, for interest related to unrecognized tax benefits, before the impact of the federal and state deductions.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Reference is made to pages 74 through 77 included in Management’s Discussion and Analysis.

Item 4.	Controls and Procedures

Based on an evaluation, as of the end of the period covered by this Form 10-Q, under the supervision and with the participation of Regions’ management, including its Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer have concluded that Regions’ disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) are effective. During the quarter ended September 30, 2010, there have been no changes in Regions’ internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Regions’ internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Information required by this item is set forth in Note 12 “Commitments and Contingencies” in the Notes to the Consolidated Financial Statements (Unaudited) in Part I. Item 1. of this report, which is incorporated herein by reference.

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

•

Application to bank holding companies of regulatory capital requirements similar to those applied to banks, which requirements exclude, on a phase-out basis, all trust preferred securities and cumulative preferred stock from Tier 1 Capital (except for preferred stock issued under the TARP, such as Regions Fixed Rate, Cumulative Perpetual Preferred Stock, Series A, which will continue to qualify as Tier 1 capital as long as it remains outstanding); and

•	Establishment of new rules and restrictions regarding the origination of mortgages.

Many provisions in the Dodd-Frank Act remain subject to regulatory rule-making and implementation, the effects of which are not yet known, including mandates requiring the Federal Reserve to establish compensation guidelines covering regulated financial institutions. In addition, further legislative and regulatory changes are still being considered, including the so called “bank tax” on institutions with greater than $50 billion in assets, such as Regions. The provisions of the Dodd-Frank Act and any rules adopted to implement those provisions as well as any additional legislative or regulatory changes may impact the profitability of our business activities, require that we change certain of our business practices, materially affect our business model or affect retention of key personnel, require us to raise additional regulatory capital, including additional Tier 1 Capital, and could expose us to additional costs (including increased compliance costs). These and other changes may also require us to invest significant management attention and resources to make any necessary changes and may adversely affect our ability to conduct our business as previously conducted or our results of operations or financial condition.

We may be subject to more stringent capital requirements.

The Dodd-Frank Act requires the federal banking agencies to establish stricter risk-based capital requirements and leverage limits to apply to banks and bank holding companies. Under the legislation, the federal banking agencies would be required to develop capital requirements that address systemically risky activities. The capital rules must address, at a minimum, risks arising from significant volumes of activity in derivatives, securitized products, financial guarantees, securities borrowing and lending and repurchase agreements; concentrations in assets for which reported values are based on models; and concentrations in market share for any activity that would substantially disrupt financial markets if the institutions were forced to unexpectedly cease the activity. These requirements, and any other new regulations, could adversely affect our ability to pay dividends, or could require us to reduce business levels or to raise capital, including in ways that may adversely affect our results of operations or financial condition.

In addition, recent proposals published by the Basel Committee on Banking Supervision (the “Basel Committee”), if adopted, could lead to significantly higher capital requirements, higher capital charges and more restrictive leverage and liquidity ratios. In July and December 2009, the Basel Committee published proposals relating to, respectively, enhanced capital requirements for market risk and new capital and liquidity risk requirements for banks. On July 26, 2010, the Basel Committee announced that it had reached “broad agreement” on the December 2009 proposals and published a set of amendments to these proposals. On September 12, 2010, the Group of Governors and Heads of Supervisors of the Basel Committee, the oversight body of the Basel Committee, published its “calibrated” capital standards for major banking institutions (“Basel III”). Under these standards, when fully phased-in on January 1, 2019, banking institutions will be required to maintain heightened Tier 1 common equity, Tier 1 Capital and Total Capital ratios, as well as maintaining a “capital conservation buffer.” The Tier 1 common equity and Tier 1 Capital ratio requirements will be phased-in incrementally between January 1, 2013 and January 1, 2015; the deductions from common equity made in calculating Tier 1 common equity will be phased-in incrementally over a four-year period commencing on January 1, 2014; and the capital conservation buffer will be phased-in incrementally between January 1, 2016 and January 1, 2019. The Basel Committee also announced that a “countercyclical buffer” of 0% to 2.5% of common equity or other fully loss-absorbing capital “will be implemented according to national circumstances” as an “extension” of the conservation buffer. The final package of Basel III reforms will be considered in November 2010 by the leaders of the Group of 20, and then will be subject to individual adoption by member nations, including the United States. The ultimate impact of the new capital and liquidity standards on us cannot be determined at this time and will depend on a number of factors, including the treatment and implementation by the U.S. banking regulators.

Any reduction in our credit rating could increase the cost of our funding from the capital markets and/or place limitations on business activities related to credit support provided to customers.

The major rating agencies regularly evaluate us and their ratings of our long-term debt based on a number of factors, including our financial strength and conditions affecting the financial services industry generally. Over the past approximately 18 months, all of the major ratings agencies downgraded Regions’ and Regions Bank’s credit ratings. In addition, many of our ratings remain on negative watch or negative outlook. Negative outlook, negative watch or other similar terms mean that a future downgrade is possible. The ratings assigned to Regions and Regions Bank remain subject to change at any time, and it is possible that any ratings agency will take action to downgrade Regions, Regions Bank or both in the future. During April 2010, Moody’s Investor Services (“Moody’s”) announced, among other things, that the debt and deposit ratings of the seventeen largest U.S. banking institutions, including Regions and Regions Bank, could be negatively affected by the loss of implicit government support contained in the financial regulatory reform legislation that was then being debated in Congress. In its April announcement, Moody’s stated that its rating of Regions Bank benefited by 2 notches and its rating of Regions benefited by 1 notch from Moody’s assumption regarding government support. After the passage of the Dodd-Frank Act in July 2010, Moody’s indicated that it was reviewing for possible downgrade the ratings of the ten largest U.S. regional banks and their affiliated holding companies, including Regions and Regions Bank. Moody’s stated that it had incorporated extraordinary support into the banks’ ratings in 2009 when the U.S. banking system was in turmoil and the government clearly stated that there would be extraordinary support for the larger regional banks. Now that the U.S. banking system has moved beyond the depths of the financial crisis, the probability of government support for these banks could be lower, in Moody’s view. Additionally, although government authorities had the power to resolve these institutions prior to the recent enactment of the Dodd-Frank Act, Moody’s believes that the new law signals the potential that government support for these banks will be reduced. On November 1, 2010, Moody’s downgraded the obligations of Regions Financial Corporation and Regions Bank. As a result of the downgrade, the long-term debt rating of Regions Financial Corporation is below investment grade.

In general, ratings agencies base their ratings on many quantitative and qualitative factors, including capital adequacy, liquidity, asset quality, business mix and level and quality of earnings, and we may not be able to maintain our current credit ratings. In addition, ratings agencies have themselves been subject to scrutiny arising from the financial crisis such that the rating agencies may make or may be required to make substantial changes to their ratings policies and practices. Such changes may, among other things, adversely affect the ratings of our securities or other securities in which we have an economic interest. Any decrease in credit ratings to a non-investment grade rating by one or more ratings agencies, could impact our access to the capital markets or short-term funding and/or increase our financial costs, and thereby adversely affect Regions’ financial condition and liquidity. Currently, ratings on Regions’ parent company senior notes from Standard & Poor’s, Fitch Ratings and Dominion Bond Ratings Service are 1, 3 and 3 notches, respectively, above non-investment grade ratings. As stated above, on November 1, 2010, Moody’s downgraded the obligations of Regions Financial Corporation and Regions Bank. As a result of the downgrade, the long-term debt rating of Regions Financial Corporation is below investment grade. Where Regions is providing forms of credit support such as letters of credit, standby lending arrangements or other forms of credit support, a decline in short-term credit ratings may require that customers of Regions seek replacement credit support from a higher rated institution. Our counterparties are also sensitive to the risk of a ratings downgrade and have the ability to terminate or may be less likely to engage in transactions with us, or may only engage in them at a substantially higher cost, if our ratings were downgraded to below investment grade. We cannot predict whether customer relationships or opportunities for future relationships could be adversely affected by customers who choose to do business with a higher rated institution.

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

Information concerning Regions’ repurchases of its outstanding common stock during the three-month period ended September 30, 2010, is set forth in the following table:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 – 31, 2010	—	—	—	23,072,300
August 1 – 31, 2010	—	—	—	23,072,300
September 1 – 30, 2010	—	—	—	23,072,300
Total	—	—	—	23,072,300

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

Restrictions on Dividends and Repurchase of Stock

Holders of Regions common stock are only entitled to receive such dividends as Regions’ Board of Directors may declare out of funds legally available for such payments. Furthermore, holders of Regions common stock are subject to the prior dividend rights of any holders of Regions preferred stock then outstanding. As of September 30, 2010, there were 3,500,000 shares of Regions’ Fixed Rate Cumulative Perpetual Preferred Stock Series A (the “Series A Preferred Stock”) with a liquidation amount of $1,000 per share, issued and outstanding. Under the terms of the Series A Preferred Stock, Regions’ ability to declare and pay dividends on or repurchase Regions’ common stock will be subject to restrictions in the event Regions fails to declare and pay (or set aside for payment) full dividends on the Series A Preferred Stock.

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

Item 6.	Exhibits

The following is a list of exhibits including items incorporated by reference

3.1	Amended and Restated Certificate of Incorporation filed as Exhibit 3.1 to Form 8-K Current Report filed by registrant on May 14, 2010, incorporated herein by reference

3.2	Certificate of Designations filed as Exhibit 3.1 to Form 8-K Current Report filed by registrant on November 18, 2008, incorporated herein by reference

3.3	By-laws as amended and restated filed as Exhibit 3.2 to Form 8-K Current Report filed by registrant on May 14, 2010, incorporated herein by reference

10.1	Amendment, effective August 31, 2010, to Regions Financial Corporation 2010 Long Term Incentive Plan

12	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101	Interactive Data File

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned thereunto duly authorized.

Regions Financial Corporation
DATE: November 3, 2010
/s/ HARDIE B. KIMBROUGH, JR.
Hardie B. Kimbrough, Jr. Executive Vice President and Controller (Chief Accounting Officer and Authorized Officer)