Form 10-K
period 2010-12-31
REGIONS FINANCIAL CORP
filed 2011-02-24
CIK 1281761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Common Stock, $.01 par value—$8,081,116,041 as of June 30, 2010.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value—1,257,753,611 shares issued and outstanding as of February 15, 2011

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the Annual Meeting to be held on May 19, 2011 are incorporated by reference into Part III.

REGIONS FINANCIAL CORPORATION

Form 10-K

i

PART I

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, other periodic reports filed by Regions Financial Corporation (“Regions”) under the Securities Exchange Act of 1934, as amended, and any other written or oral statements made by or on behalf of Regions may include forward-looking statements. The Private Securities Litigation Reform Act of 1995 (the “Act”) provides a safe harbor for forward-looking statements which are identified as such and are accompanied by the identification of important factors that could cause actual results to differ materially from the forward-looking statements. For these statements, we, together with our subsidiaries, unless the context implies otherwise, claim the protection afforded by the safe harbor in the Act. Forward-looking statements are not based on historical information, but rather are related to future operations, strategies, financial results or other developments. Forward-looking statements are based on management’s expectations as well as certain assumptions and estimates made by, and information available to, management at the time the statements are made. Those statements are based on general assumptions and are subject to various risks, uncertainties and other factors that may cause actual results to differ materially from the views, beliefs and projections expressed in such statements. These risks, uncertainties and other factors include, but are not limited to, those described below:

•

The Dodd-Frank Wall Street Reform and Consumer Protection Act became law on July 21, 2010, and a number of legislative, regulatory and tax proposals remain pending. Additionally, the U.S. Treasury and federal banking regulators continue to implement, but are also beginning to wind down, a number of programs to address capital and liquidity in the banking system. Proposed rules, including those that are part of the Basel III process, could require banking institutions to increase levels of capital. All of the foregoing may have significant effects on Regions and the financial services industry, the exact nature and extent of which cannot be determined at this time.

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

•

Possible changes in interest rates may increase funding costs and reduce earning asset yields, thus reducing margins. Increases in benchmark interest rates would also increase debt service requirements for customers whose terms include a variable interest rate, which may negatively impact the ability of borrowers to pay as contractually obligated.

•

Possible changes in general economic and business conditions in the United States in general and in the communities Regions serves in particular, including any prolonging or worsening of the current unfavorable economic conditions, including unemployment levels.

•	Possible changes in the creditworthiness of customers and the possible impairment of the collectability of loans.

•	Possible changes in trade, monetary and fiscal policies, laws and regulations, and other activities of governments, agencies, and similar organizations, may have an adverse effect on business.

•	The current stresses in the financial and real estate markets, including possible continued deterioration in property values.

•	Regions’ ability to manage fluctuations in the value of assets and liabilities and off-balance sheet exposure so as to maintain sufficient capital and liquidity to support Regions’ business.

•	Regions’ ability to expand into new markets and to maintain profit margins in the face of competitive pressures.

•	Regions’ ability to develop competitive new products and services in a timely manner and the acceptance of such products and services by Regions’ customers and potential customers.

•	Regions’ ability to keep pace with technological changes.

•	Regions’ ability to effectively manage credit risk, interest rate risk, market risk, operational risk, legal risk, liquidity risk, and regulatory and compliance risk.

•	Regions’ ability to ensure adequate capitalization which is impacted by inherent uncertainties in forecasting credit losses.

•	The cost and other effects of material contingencies, including litigation contingencies, and any adverse judicial, administrative, or arbitral rulings or proceedings.

•	The effects of increased competition from both banks and non-banks.

•	The effects of geopolitical instability and risks such as terrorist attacks.

•	Possible changes in consumer and business spending and saving habits could affect Regions’ ability to increase assets and to attract deposits.

•	The effects of weather and natural disasters such as floods, droughts and hurricanes, and the effects of man-made disasters such as the Gulf of Mexico oil spill.

•	Possible downgrades in ratings issued by rating agencies.

•	Potential dilution of holders of shares of Regions’ common stock resulting from the U.S. Treasury’s investment in TARP.

•	Possible changes in the speed of loan prepayments by Regions’ customers and loan origination or sales volumes.

•	Possible acceleration of prepayments on mortgage-backed securities due to low interest rates, and the related acceleration of premium amortization on those securities.

•	The effects of problems encountered by larger or similar financial institutions that adversely affect Regions or the banking industry generally.

•	Regions’ ability to receive dividends from its subsidiaries.

•	The effects of the failure of any component of Regions’ business infrastructure which is provided by a third party.

•	Changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or other regulatory agencies.

•	The effects of any damage to Regions’ reputation resulting from developments related to any of the items identified above.

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

Regions Financial Corporation (together with its subsidiaries on a consolidated basis, “Regions” or “Company”) is a financial holding company headquartered in Birmingham, Alabama, which operates throughout the South, Midwest and Texas. Regions provides traditional commercial, retail and mortgage banking services, as well as other financial services in the fields of investment banking, asset management, trust, mutual funds, securities brokerage, insurance and other specialty financing. At December 31, 2010, Regions had total consolidated assets of approximately $132.4 billion, total consolidated deposits of approximately $94.6 billion and total consolidated stockholders’ equity of approximately $16.7 billion.

Regions is a Delaware corporation and on July 1, 2004, became the successor by merger to Union Planters Corporation and the former Regions Financial Corporation. Its principal executive offices are located at 1900 Fifth Avenue North, Birmingham, Alabama 35203, and its telephone number at that address is (205) 326-5807.

Banking Operations

Regions conducts its banking operations through Regions Bank, an Alabama chartered commercial bank that is a member of the Federal Reserve System. At December 31, 2010, Regions operated approximately 2,100 ATMs and 1,772 banking offices in Alabama, Arkansas, Florida, Georgia, Illinois, Indiana, Iowa, Kentucky, Louisiana, Mississippi, Missouri, North Carolina, South Carolina, Tennessee, Texas and Virginia.

The following chart reflects the distribution of branch locations in each of the states in which Regions conducts its banking operations.

Branches
Alabama	244
Arkansas	100
Florida	397
Georgia	142
Illinois	68
Indiana	64
Iowa	13
Kentucky	16
Louisiana	118
Mississippi	147
Missouri	67
North Carolina	9
South Carolina	36
Tennessee	263
Texas	85
Virginia	3

Total	1,772

Other Financial Services Operations

In addition to its banking operations, Regions provides additional financial services through the following subsidiaries:

Morgan Keegan & Company, Inc. (“Morgan Keegan”), a subsidiary of Regions Financial Corporation, is a full-service regional brokerage and investment banking firm. Morgan Keegan offers products and services including securities brokerage, asset management, financial planning, mutual funds, securities underwriting, sales and trading, and investment banking. Morgan Keegan also manages the delivery of trust services, which are provided pursuant to the trust powers of Regions Bank. Morgan Keegan employs approximately 1,200 financial advisors offering products and services from over 321 offices located in Alabama, Arkansas, Florida, Georgia, Illinois, Indiana, Kentucky, Louisiana, Maryland, Massachusetts, Mississippi, Missouri, New York, North Carolina, South Carolina, Tennessee, Texas and Virginia.

Regions Insurance Group, Inc., a subsidiary of Regions Financial Corporation, is an insurance broker that offers insurance products through its subsidiaries Regions Insurance, Inc., headquartered in Birmingham,

Alabama, and Regions Insurance Services, Inc., headquartered in Memphis, Tennessee. Through its insurance brokerage operations in Alabama, Arkansas, Indiana, Louisiana, Missouri, Mississippi, Tennessee and Texas, Regions Insurance, Inc. offers insurance coverage for various lines of personal and commercial insurance, such as property, casualty, life, health and accident insurance. Regions Insurance Services, Inc. offers credit-related insurance products, such as title, term life, credit life, environmental, crop and mortgage insurance, as well as debt cancellation products to customers of Regions. With $108 million in annual revenues and offices in eight states, Regions Insurance Group, Inc. is one of the largest insurance brokers in the United States.

Regions has several subsidiaries and affiliates which are agents or reinsurers of credit life insurance products relating to the activities of certain affiliates of Regions. Regions Investment Services, Inc., which sells annuities and life insurance products to Regions Bank customers, is a wholly owned subsidiary of Regions Bank. In order to consolidate insurance related activities and the offering and distribution of insurance products, operationally Regions Investment Services, Inc. joined Regions Insurance Group, Inc. in 2010.

Regions Equipment Finance Corporation, a subsidiary of Regions Bank, provides domestic and international equipment financing products, focusing on commercial clients.

Acquisition Program

A substantial portion of the growth of Regions from its inception as a bank holding company in 1971 has been through the acquisition of other financial institutions, including commercial banks and thrift institutions, and the assets and deposits of those financial institutions. As part of its ongoing strategic plan, Regions periodically evaluates business combination opportunities. Any future business combination or series of business combinations that Regions might undertake may be material, in terms of assets acquired or liabilities assumed, to Regions’ financial condition. Historically, business combinations in the financial services industry have typically involved the payment of a premium over book and market values. This practice could result in dilution of book value and net income per share for the acquirer.

Segment Information

Reference is made to Note 22 “Business Segment Information” to the consolidated financial statements included under Item 8. of this Annual Report on Form 10-K for information required by this item.

Supervision and Regulation

Regions and its subsidiaries are subject to the extensive regulatory framework applicable to bank holding companies and their subsidiaries. Regulation of financial institutions such as Regions and its subsidiaries is intended primarily for the protection of depositors, the Federal Deposit Insurance Corporation’s (“FDIC”) Deposit Insurance Fund (the “DIF”) and the banking system as a whole, and generally is not intended for the protection of stockholders or other investors. Described below are the material elements of selected laws and regulations applicable to Regions and its subsidiaries. The descriptions are not intended to be complete and are qualified in their entirety by reference to the full text of the statutes and regulations described. Changes in applicable law or regulation, and in their interpretation and application by regulatory agencies and other governmental authorities, cannot be predicted, but they may have a material effect on the business and results of Regions and its subsidiaries.

Overview

Regions is registered with the Board of Governors of the Federal Reserve System (the “Federal Reserve”) as a bank holding company and has elected to be treated as a financial holding company under the Bank Holding Company Act of 1956, as amended (“BHC Act”). As such, Regions and its subsidiaries are subject to the supervision, examination and reporting requirements of the BHC Act and the regulations of the Federal Reserve.

Generally, the BHC Act provides for “umbrella” regulation of financial holding companies by the Federal Reserve and functional regulation of holding company subsidiaries by applicable regulatory agencies. The BHC Act, however, requires the Federal Reserve to examine any subsidiary of a bank holding company, other than a depository institution, engaged in activities permissible for a depository institution. The Federal Reserve is also granted the authority, in certain circumstances, to require reports of, examine and adopt rules applicable to any holding company subsidiary.

In general, the BHC Act limits the activities permissible for bank holding companies. Bank holding companies electing to be treated as financial holding companies, however, may engage in additional activities under the BHC Act as described below under “—Permissible Activities under the BHC Act.” For a bank holding company to be eligible to elect financial holding company status, all of its subsidiary insured depository institutions must be well-capitalized and well-managed as described below under “—Regulatory Remedies Under the FDIA” and must have received at least a satisfactory rating on such institution’s most recent examination under the Community Reinvestment Act of 1977 (the “CRA”). Beginning in July 2011, a bank holding company’s eligibility to elect financial holding company status will also depend upon the holding company being well-capitalized and well-managed. If a financial holding company fails to continue to meet any of the prerequisites for financial holding company status after engaging in activities not permissible for bank holding companies that have not elected to be treated as financial holding companies, the company must enter into an agreement with the Federal Reserve to comply with all applicable capital and management requirements. If the company does not return to compliance within 180 days, the Federal Reserve may order the company to divest its subsidiary banks or the company may discontinue or divest investments in companies engaged in activities permissible only for a bank holding company electing to be treated as a financial holding company.

Regions Bank is a member of the FDIC, and, as such, its deposits are insured by the FDIC to the extent provided by law. Regions Bank is an Alabama state-chartered bank and a member of the Federal Reserve System. It is generally subject to supervision and examination by both the Federal Reserve and the Alabama Department of Banking. The Federal Reserve and the Alabama Department of Banking regularly examine the operations of Regions Bank and are given authority to approve or disapprove mergers, acquisitions, consolidations, the establishment of branches and similar corporate actions. The federal and state banking regulators also have the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law. Regions Bank is subject to numerous statutes and regulations that affect its business activities and operations, including various consumer protection laws and regulations. Additionally, commercial banks are affected significantly by the actions of the Federal Reserve as it attempts to control money and credit availability in order to influence the economy.

Many of Regions’ non-bank subsidiaries, such as Morgan Keegan, are also subject to regulation by various federal and state agencies. As a registered investment adviser and broker-dealer, Morgan Keegan and its subsidiaries are subject to regulation and examination by the Securities and Exchange Commissioner (“SEC”). Morgan Keegan and its subsidiaries are also subject to regulation and examination by state securities regulators as well as the Financial Industry Regulatory Authority (“FINRA”), the New York Stock Exchange (“NYSE”) and other self-regulatory organizations (“SROs”). All of these regulations may affect Morgan Keegan’s manner of operation and profitability.

Recent Developments

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which was enacted in July 2010, significantly restructures the financial regulatory regime in the United States, including through the creation of a new resolution authority, mandating higher capital and liquidity requirements, requiring banks to pay increased fees to regulatory agencies, and through numerous other provisions aimed at strengthening the sound operation of the financial services sector. The Dodd-Frank Act also creates a new systemic risk oversight body, the Financial Stability Oversight Council (“FSOC”). The FSOC will oversee and coordinate the efforts of the primary U.S. financial regulatory agencies (including the Federal Reserve, the FDIC and the SEC) in establishing regulations to address systemic financial stability concerns. The Dodd-Frank Act directs the FSOC to make recommendations to the Federal Reserve Board regarding supervisory requirements and prudential standards applicable to systemically important financial institutions (which we expect will include Regions), including capital, leverage, liquidity and risk-management requirements. The Dodd-Frank Act mandates that the requirements applicable to systemically important financial institutions be more stringent than those applicable to other financial companies.

In addition to the framework for systemic risk oversight implemented through the FSOC, the Dodd-Frank Act imposes heightened prudential requirements on bank holding companies with at least $50 billion in total consolidated assets, such as Regions, and requires the Federal Reserve to establish prudential standards for such large bank holding companies that are more stringent than those applicable to other bank holding companies, including standards for risk-based capital requirements and leverage limits, liquidity, risk-management requirements, resolution plan and credit exposure reporting, and concentration. The Federal Reserve has discretionary authority to establish additional prudential standards, on its own or at the FSOC’s recommendation, regarding contingent capital, enhanced public disclosures, short-term debt limits, and otherwise as it deems appropriate. The Dodd-Frank Act also requires the Federal Reserve to conduct annual analyses of such bank holding companies to evaluate whether the companies have sufficient capital on a total consolidated basis necessary to absorb losses as a result of adverse economic conditions.

Title X of the Dodd-Frank Act provides for the creation of the Consumer Financial Protection Bureau (the “CFPB”), a new consumer financial services regulator. The CFPB is directed to prevent unfair, deceptive and abusive practices and ensure that all consumers have access to markets for consumer financial products and services, and that such markets are fair, transparent and competitive. The Dodd-Frank Act gives the CFPB authority to enforce and issue rules and regulations implementing existing consumer protection laws and responsibility for all such existing regulations. Depository institutions with assets exceeding $10 billion, such as Regions Bank, their affiliates, and other “larger participants” in the markets for consumer financial services (as determined by the CFPB) will be subject to direct supervision by the CFPB, including any applicable examination, enforcement and reporting requirements the CFPB may establish.

New laws or regulations or changes to existing laws and regulations (including changes in interpretation or enforcement) could materially adversely affect our financial condition or results of operations. As discussed further throughout this section, many aspects of the Dodd-Frank Act are subject to further rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on Regions and its subsidiaries or the financial services industry generally. In addition to the discussion in this section, see “Risk Factors—Recent legislation regarding the financial services industry may have a significant adverse effect on our operations” for a discussion of the potential impact legislative and regulatory reforms may have on our results of operations and financial condition.

Permissible Activities under the BHC Act

In general, the BHC Act limits the activities permissible for bank holding companies to the business of banking, managing or controlling banks and such other activities as the Federal Reserve has determined to be so closely related to banking as to be properly incident thereto. A bank holding company electing to be treated as a financial holding company may also engage in a range of activities which are (i) financial in nature or incidental to such financial activity or (ii) complementary to a financial activity and which do not pose a substantial risk to the safety and soundness of a depository institution or to the financial system generally. These activities include securities dealing, underwriting and market making, insurance underwriting and agency activities, merchant banking and insurance company portfolio investments.

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

Capital Requirements

Regions and Regions Bank are required to comply with the applicable capital adequacy standards established by the Federal Reserve. There are two basic measures of capital adequacy for bank holding companies that have been promulgated by the Federal Reserve: a risk-based measure and a leverage measure.

Risk-based Capital Standards.    The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in credit and market risk profiles among banks and financial holding companies, to account for off-balance sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items.

The minimum guideline for the ratio of total capital (“Total capital”) to risk-weighted assets (including certain off-balance sheet items, such as standby letters of credit) is 8.0 percent. At least half of the Total capital must be “Tier 1 capital,” which currently consists of qualifying common equity, qualifying noncumulative perpetual preferred stock (including related surplus), senior perpetual preferred stock issued to the U.S. Department of the Treasury (the “U.S. Treasury”) as part of the Troubled Asset Relief Program Capital Purchase Program (the “CPP”), minority interests relating to qualifying common or noncumulative perpetual preferred stock issued by a consolidated U.S. depository institution or foreign bank subsidiary, and certain “restricted core capital elements,” as discussed below, less goodwill and certain other intangible assets. Currently, “Tier 2 capital” may consist of, among other things, qualifying subordinated debt, mandatorily convertible debt securities, preferred stock and trust preferred securities not included in the definition of Tier 1 capital, and a limited amount of the allowance for loan losses. Non-cumulative perpetual preferred stock, trust preferred securities and other so-called “restricted core capital elements” are currently limited to 25 percent of Tier 1 capital. Pursuant to the Dodd-Frank Act, trust preferred securities will be phased-out of the definition of Tier 1 capital of bank holding companies having consolidated assets exceeding $500 million, such as Regions, over a three-year period beginning in January 2013.

The minimum guideline to be considered well-capitalized for Tier 1 capital and Total capital is 6.0 percent and 10.0 percent, respectively. At December 31, 2010, Regions’ consolidated Tier 1 capital ratio was 12.40 percent and its Total capital ratio was 16.35 percent. The elements currently comprising Tier 1 capital and Tier 2 capital and the minimum Tier 1 capital and Total capital ratios may be subject to change in the future, as discussed in greater detail below.

Basel I and II Standards.    Regions currently calculates its risk-based capital ratios under guidelines adopted by the Federal Reserve based on the 1988 Capital Accord (“Basel I”) of the Basel Committee on Banking Supervision (the “Basel Committee”). In 2004, the Basel Committee published a new set of risk-based capital standards (“Basel II”) in order to update Basel I. Basel II provides two approaches for setting capital standards for credit risk—an internal ratings-based approach tailored to individual institutions’ circumstances and a standardized approach that bases risk-weighting on external credit assessments to a much greater extent than permitted in the existing risk-based capital guidelines. Basel II also would set capital requirements for operational risk and refine the existing capital requirements for market risk exposures. A definitive final rule for implementing the advanced approaches of Basel II in the United States, which applies only to internationally active banking organizations, or “core banks” (defined as those with consolidated total assets of $250 billion or more or consolidated on-balance sheet foreign exposures of $10 billion or more) became effective on April 1, 2008. Other U.S. banking organizations may elect to adopt the requirements of this rule (if they meet applicable qualification requirements), but are not required to comply. The rule also allows a banking organization’s primary federal supervisor to determine that application of the rule would not be appropriate in light of the bank’s asset size, level of complexity, risk profile or scope of operations. Regions Bank is currently not required to comply with Basel II.

In July 2008, the U.S. bank regulatory agencies issued a proposed rule that would provide banking organizations that do not use the advanced approaches with the option to implement a new risk-based capital framework. This framework would adopt the standardized approach of Basel II for credit risk, the basic indicator approach of Basel II for operational risk, and related disclosure requirements. While this proposed rule generally parallels the relevant approaches under Basel II, it diverges where United States markets have unique characteristics and risk profiles, most notably with respect to risk weighting residential mortgage exposures. Comments on the proposed rule were due to the agencies by October 27, 2008, but a definitive final rule has not been issued as of February 2011.

Leverage Requirements.    Neither Basel I nor Basel II includes a leverage requirement as an international standard; however, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies to be considered well-capitalized. These guidelines provide for a minimum ratio of Tier 1 capital to average total assets, less goodwill and certain other intangible assets (the “Leverage ratio”), of 3.0 percent for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies generally are required to maintain a Leverage ratio of at least 4 percent. Regions’ Leverage ratio at December 31, 2010 was 9.30 percent.

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

Basel III Standards.    In December 2010, the Basel Committee released its final framework for strengthening international capital and liquidity regulation, now officially identified by the Basel Committee as “Basel III.” Basel III, when implemented by the U.S. bank regulatory agencies and fully phased-in, will require bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity. The Basel III final capital framework, among other things:

•

introduces as a new capital measure “Common Equity Tier 1”, or “CET1”, specifies that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements, defines CET1 narrowly by requiring that most adjustments to regulatory capital measures be made to CET1 and not to the other components of capital, and expands the scope of the adjustments as compared to existing regulations;

•	when fully phased in on January 1, 2019, requires banks to maintain:

•

as a newly adopted international standard, a minimum ratio of CET1 to risk-weighted assets of at least 4.5 percent, plus a 2.5 percent “capital conservation buffer” (which is added to the 4.5 percent CET1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7 percent);

•

a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0 percent, plus the capital conservation buffer (which is added to the 6.0 percent Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5 percent upon full implementation);

•

a minimum ratio of Total (that is, Tier 1 plus Tier 2) capital to risk-weighted assets of at least 8.0 percent, plus the capital conservation buffer (which is added to the 8.0 percent total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5 percent upon full implementation);

•

as a newly adopted international standard, a minimum leverage ratio of 3.0 percent, calculated as the ratio of Tier 1 capital to balance sheet exposures plus certain off-balance sheet exposures (as the average for each quarter of the month-end ratios for the quarter); and

•

provides for a “countercyclical capital buffer”, generally to be imposed when national regulators determine that excess aggregate credit growth becomes associated with a buildup of systemic risk, that would be a CET1 add-on to the capital conservation buffer in the range of 0 percent to 2.5 percent when fully implemented (potentially resulting in total buffers of between 2.5 percent and 5 percent).

The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the conservation buffer (or below the combined capital conservation buffer and countercyclical capital buffer, when the latter is applied) will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.

The implementation of the Basel III final framework will commence January 1, 2013. On that date, banking institutions will be required to meet the following minimum capital ratios:

•	3.5 percent CET1 to risk-weighted assets;

•	4.5 percent Tier 1 capital to risk-weighted assets; and

•	8.0 percent Total capital to risk-weighted assets.

The Basel III final framework provides for a number of new deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10 percent of CET1 or all such categories in the aggregate exceed 15 percent of CET1.

Implementation of the deductions and other adjustments to CET1 will begin on January 1, 2014 and will be phased-in over a five-year period (20 percent per year). The implementation of the capital conservation buffer will begin on January 1, 2016 at 0.625 percent and be phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5 percent on January 1, 2019).

The U.S. banking agencies have indicated informally that they expect to propose regulations implementing Basel III in mid-2011 with final adoption of implementing regulations in mid-2012. Notwithstanding its release of the Basel III framework as a final framework, the Basel Committee is considering further amendments to Basel III, including the imposition of additional capital surcharges on globally systemically important financial institutions. In addition to Basel III, the Dodd-Frank Act requires or permits the Federal banking agencies to adopt regulations affecting banking institutions’ capital requirements in a number of respects, including potentially more stringent capital requirements for systemically important financial institutions. Accordingly, the regulations ultimately applicable to us may be substantially different from the Basel III final framework as published in December 2010.

The Dodd-Frank Act appears to require the Federal Reserve to adopt regulations imposing a continuing “floor” of the Basel I-based capital requirements in cases where the Basel II-based capital requirements and any changes in capital regulations resulting from Basel III otherwise would permit lower requirements. In December 2010, the Federal Reserve published for comment proposed regulations implementing this requirement.

Liquidity Requirements.    Historically, regulation and monitoring of bank and bank holding company liquidity has been addressed as a supervisory matter, both in the U.S. and internationally, without required formulaic measures. The Basel III final framework requires banks and bank holding companies to measure their liquidity against specific liquidity tests that, although similar in some respects to liquidity measures historically applied by banks and regulators for management and supervisory purposes, going forward will be required by regulation. One test, referred to as the liquidity coverage ratio (“LCR”), is designed to ensure that the banking entity maintains an adequate level of unencumbered high-quality liquid assets equal to the entity’s expected net cash outflow for a 30-day time horizon (or, if greater, 25 percent of its expected total cash outflow) under an acute liquidity stress scenario. The other, referred to as the net stable funding ratio (“NSFR”), is designed to promote more medium- and long-term funding of the assets and activities of banking entities over a one-year time horizon. These requirements will incent banking entities to increase their holdings of U.S. Treasury securities and other sovereign debt as a component of assets and increase the use of long-term debt as a funding source. The LCR would be implemented subject to an observation period beginning in 2011, but would not be introduced as a requirement until January 1, 2015, and the NSFR would not be introduced as a requirement until January 1, 2018. These new standards are subject to further rulemaking and their terms may well change before implementation.

Capital Requirements of Regions Bank.    Regions Bank is subject to substantially similar capital requirements as those applicable to Regions. As of December 31, 2010, Regions Bank was in compliance with applicable minimum capital requirements. Neither Regions nor Regions Bank has been advised by any federal banking agency of any specific minimum capital ratio requirement applicable to it as of December 31, 2010. Failure to meet capital guidelines could subject a bank to a variety of enforcement remedies, including the termination of deposit insurance by the FDIC, and to certain restrictions on its business. See “—Regulatory Remedies under the FDIA” below.

Given that the Basel III rules are subject to change and the scope and content of capital regulations that U.S. federal banking agencies may adopt under the Dodd-Frank Act is uncertain, we cannot be certain of the impact new capital regulations will have on our capital ratios.

Safety and Soundness Standards

Guidelines adopted by the federal bank regulatory agencies pursuant to the Federal Deposit Insurance Act, as amended (the “FDIA”), establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees and benefits. In general, these guidelines require, among other things, appropriate systems and practices to identify and manage the risk and exposures specified in the guidelines. Additionally, the agencies adopted regulations that authorize, but do not require, an agency to order an institution that has been given notice by an agency that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an acceptable compliance plan, the agency must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized institution is subject under the “prompt corrective action” provisions of the FDIA. See “—Regulatory Remedies under the FDIA” below. If an institution fails to comply with such an order, the agency may seek to enforce such order in judicial proceedings and to impose civil money penalties.

Regulatory Remedies under the FDIA

The FDIA establishes a system of regulatory remedies to resolve the problems of undercapitalized institutions. The federal banking regulators have established five capital categories (“well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized”) and must take certain mandatory supervisory actions, and are authorized to take other discretionary actions, with respect to institutions which are undercapitalized, significantly undercapitalized or critically undercapitalized. The severity of these mandatory and discretion supervisory actions depend upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the FDIA requires the banking regulator to appoint a receiver or conservator for an institution that is critically undercapitalized. The federal bank regulatory agencies have specified by regulation the relevant capital levels for each category:

“Well-Capitalized”	“Adequately Capitalized”

Leverage ratio of 5 percent,

Tier 1 capital ratio of 6 percent,

Total capital ratio of 10 percent, and

Not subject to a written agreement, order, capital directive or regulatory remedy directive requiring a specific capital level.

Leverage ratio of 4 percent, Tier 1 capital ratio of 4 percent, and Total capital ratio of 8 percent.

“Undercapitalized”	“Significantly Undercapitalized”
Leverage ratio less than 4 percent, Tier 1 capital ratio less than 4 percent, or Total capital ratio less than 8 percent.	Leverage ratio less than 3 percent, Tier 1 capital ratio less than 3 percent, or Total capital ratio less than 6 percent.

“Critically undercapitalized”
Tangible equity to total assets less than 2 percent.

For purposes of these regulations, the term “tangible equity” includes core capital elements counted as Tier 1 capital for purposes of the risk-based capital standards plus the amount of outstanding cumulative perpetual preferred stock (including related surplus), minus all intangible assets with certain exceptions. An institution that is classified as well-capitalized based on its capital levels may be classified as adequately capitalized, and an institution that is adequately capitalized or undercapitalized based upon its capital levels may be treated as though it were undercapitalized or significantly undercapitalized, respectively, if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition or an unsafe or unsound practice warrants such treatment.

An institution that is categorized as undercapitalized, significantly undercapitalized or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking regulator. Under the FDIA, in order for the capital restoration plan to be accepted by the appropriate federal banking agency, a bank holding company must guarantee that a subsidiary depository institution will comply with its capital restoration plan, subject to certain limitations. The bank holding company must also provide appropriate assurances of performance. The obligation of a controlling bank holding company under the FDIA to fund a capital restoration plan is limited to the lesser of 5.0 percent of an undercapitalized subsidiary’s assets or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except in accordance with an accepted capital restoration plan or with the approval of the FDIC. Institutions that are significantly undercapitalized or undercapitalized and either fail to submit an acceptable capital restoration plan or fail to implement an approved capital restoration plan may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets and cessation of receipt of deposits from correspondent banks. Critically undercapitalized depository institutions failing to submit or implement an acceptable capital restoration plan are subject to appointment of a receiver or conservator.

Payment of Dividends

Regions is a legal entity separate and distinct from its banking and other subsidiaries. The principal source of cash flow to Regions, including cash flow to pay dividends to its stockholders and principal and interest on any of its outstanding debt, is dividends from Regions Bank. There are statutory and regulatory limitations on the payment of dividends by Regions Bank to Regions, as well as by Regions to its stockholders.

If, in the opinion of a federal bank regulatory agency, an institution under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the institution, could include the payment of dividends), such agency may require, after notice and hearing, that such institution cease and desist from such practice. The federal bank regulatory agencies have indicated that paying dividends that deplete an institution’s capital base to an inadequate level would be an unsafe and unsound banking practice. Under the FDIA, an insured institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. See “—Regulatory Remedies under the FDIA” above. Moreover, the Federal Reserve and the FDIC have issued policy statements stating that bank holding companies and insured banks should generally pay dividends only out of current operating earnings.

Payment of Dividends by Regions Bank.    Under the Federal Reserve’s Regulation H, Regions Bank may not, without the approval of the Federal Reserve, declare or pay a dividend to Regions if the total of all dividends declared in a calendar year exceeds the total of (a) Regions Bank’s net income for that year and (b) its retained net income for the preceding two calendar years, less any required transfers to additional paid-in capital or to a fund for the retirement of preferred stock. As a result of Regions Bank’s $975 million loss in 2009 and $252 million loss in 2010, Regions Bank cannot, without approval from the Federal Reserve, declare or pay a dividend to Regions until such time as Regions Bank is able to satisfy the criteria discussed in the preceding sentence. Given the losses in 2009 and 2010, Regions Bank may not be able to pay dividends to Regions in the near term without obtaining regulatory approval.

Under Alabama law, Regions Bank may not pay a dividend in excess of 90 percent of its net earnings until the bank’s surplus is equal to at least 20 percent of capital. Regions Bank is also required by Alabama law to obtain approval of the Alabama Superintendent of Banking prior to the payment of dividends if the total of all dividends declared by Regions Bank in any calendar year will exceed the total of (a) Regions Bank’s net earnings (as defined by statute) for that year, plus (b) its retained net earnings for the preceding two years, less any required transfers to surplus. Also, no dividends may be paid from Regions Bank’s surplus without the prior written approval of the Alabama Superintendent of Banking.

Payment of Dividends by Regions.    The ability of Regions to pay dividends to its stockholders is not totally dependent on the receipt of dividends from Regions Bank, as Regions has other cash available to make dividend payments. As of December 31, 2010, Regions had $6.9 billion of cash and cash equivalents on a consolidated basis, of which $3.8 billion is attributable to the parent company. These funds are available for corporate purposes, including debt service and to pay dividends to its stockholders. This is compared to an anticipated common dividend requirement, assuming current dividend payment levels, of approximately $50 million and preferred cash dividends of approximately $175 million for the full year 2011. Expected long-term borrowings maturities in 2011 are approximately $6.0 billion, of which approximately $1.0 billion is attributable to the parent company.

Although Regions currently has capacity to make common dividend payments in 2011, the payment of dividends by Regions and the dividend rate are subject to management review and approval by Regions’ Board of Directors on a quarterly basis. Regions’ dividend payments are also subject to the oversight of the Federal Reserve. Under temporary guidance issued by the Federal Reserve in November 2010, the dividend policy of large bank holding companies, such as Regions, is reviewed by the Federal Reserve based on capital plans and stress tests as submitted by the bank holding company, and will be assessed against, among other things, the bank holding company’s ability to achieve the Basel III capital ratio requirements referred to above as they are phased in by U.S. regulators and any potential impact of the Dodd-Frank Act on the company’s risk profile, business strategy, corporate structure or capital adequacy. The Federal Reserve’s current guidance provides that, for large bank holding companies like Regions, dividend payout ratios exceeding 30 percent of after-tax net income will receive particularly close scrutiny.

Prior to November 14, 2011, unless Regions has redeemed all of the Fixed Rate Cumulative Perpetual Preferred Stock, Series A (“Series A Preferred Stock”), issued to the U.S. Treasury on November 14, 2008 or unless the U.S. Treasury has transferred all the preferred securities to a third party, the consent of the U.S. Treasury will be required for Regions to declare or pay any dividend or make any distribution on common stock other than (i) regular quarterly cash dividends of not more than $0.10 per share, as adjusted for any stock split, stock dividend, reverse stock split, reclassification or similar transaction, (ii) dividends payable solely in shares of common stock and (iii) dividends or distributions of rights or junior stock in connection with a stockholders’ rights plan. Regions has reduced its quarterly dividend to $0.01 per share and does not expect to increase its quarterly dividend above such level for the foreseeable future.

Support of Subsidiary Banks

Under longstanding Federal Reserve policy which has been codified by the Dodd-Frank Act, Regions is expected to act as a source of financial strength to, and to commit resources to support, its subsidiary bank. This support may be required at times when Regions may not be inclined to provide it. In addition, any capital loans by a bank holding company to its subsidiary bank are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

Cross-Guarantee Provisions

Each insured depository institution “controlled” (as defined in the BHC Act) by the same bank holding company can be held liable to the FDIC for any loss incurred, or reasonably expected to be incurred, by the FDIC due to the default of any other insured depository institution controlled by that holding company and for any assistance provided by the FDIC to any of those banks that is in danger of default. Such a cross-guarantee claim against a depository institution is generally superior in right of payment to claims of the holding company and its affiliates against that depository institution. At this time, Regions Bank is the only insured depository institution controlled by Regions for this purpose. If in the future, however, Regions were to control other insured depository institutions, such cross-guarantee claims would apply to all such insured depository institutions.

Transactions with Affiliates

There are various legal restrictions on the extent to which Regions and its non-bank subsidiaries may borrow or otherwise obtain funding from Regions Bank. In general, Sections 23A and 23B of the Federal Reserve Act and Federal Reserve Regulation W require that any “covered transaction” by Regions Bank (or its subsidiaries) with an affiliate must be secured by designated amounts of specified collateral and must be limited to (a) in the case of any single such affiliate, the aggregate amount of covered transactions of Regions Bank and its subsidiaries may not exceed 10 percent of the capital stock and surplus of Regions Bank, and (b) in the case of all affiliates, the aggregate amount of covered transactions of Regions Bank and its subsidiaries may not exceed 20 percent of the capital stock and surplus of Regions Bank. The Dodd-Frank Act significantly expands the coverage and scope of the limitations on affiliate transactions within a banking organization. For example, commencing in July 2011, the Dodd-Frank Act will require that the 10 percent of capital limit on covered transactions begin to apply to financial subsidiaries. “Covered transactions” are defined by statute to include, among other things, a loan or extension of credit, as well as a purchase of securities issued by an affiliate, a purchase of assets (unless otherwise exempted by the Federal Reserve) from the affiliate, the acceptance of securities issued by the affiliate as collateral for a loan, and the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate. All covered transactions, including certain additional transactions (such as transactions with a third party in which an affiliate has a financial interest), must be conducted on market terms.

FDIC Insurance Assessments

Deposit Insurance Assessments.    Regions Bank pays deposit insurance premiums to the FDIC based on an assessment rate established by the FDIC. FDIC assessment rates generally depend upon a combination of regulatory ratings and financial ratios. Regulatory ratings reflect the applicable bank regulatory agency’s evaluation of the financial institution’s capital, asset quality, management, earnings, liquidity and sensitivity to risk (“CAMELS”). The assessment rate for large institutions with long-term debt issuer ratings, such as Regions, is currently determined using a combination of the institution’s weighted average regulatory ratings, its long-term debt issuer ratings and the institution’s financial ratios, each equally weighted. Assessment rates for institutions that are in the lowest risk category currently vary from seven to twenty-four basis points per $100 of insured deposits, and may be increased or decreased by the FDIC on a semi-annual basis. Such base assessment rates are subject to adjustments based upon the institution’s ratio of (i) long-term unsecured debt to its domestic deposits, (ii) secured liabilities to domestic deposits and (iii) brokered deposits to domestic deposits (if greater than 10 percent).

In February 2011, the FDIC adopted a final rule (the “New Assessment Rule”) to revise the deposit insurance assessment system for large institutions. The New Assessment Rule creates a two scorecard system for large institutions, one for most large institutions that have more than $10 billion in assets, such as Regions Bank, and another for “highly complex” institutions that have over $50 billion in assets and are fully owned by a parent with over $500 billion in assets. Each scorecard will have a performance score and a loss-severity score that will be combined to produce a total score, which will be translated into an initial assessment rate. In calculating these scores, the FDIC will continue to utilize the bank’s supervisory (CAMELS) ratings and will introduce certain new forward-looking financial measures to assess an institution’s ability to withstand asset-related stress and funding-related stress. The New Assessment Rule also eliminates the use of risk categories and long-term debt issuer ratings for calculating risk-based assessments for institutions having more than $10 billion in assets. The FDIC will continue to have the ability under the New Assessment Rule to make discretionary adjustments to the total score, up or down, based upon significant risk factors that are not adequately captured in the scorecard. The total score will then translate to an initial base assessment rate on a non-linear, sharply-increasing scale. The New Assessment Rule preserves the adjustments to an institution’s base assessment rates based on its long-term unsecured debt and brokered deposits (if greater than 10%) and creates a new adjustment based on the institution’s holdings of long-term unsecured debt issued by a different insured depository institution. The New Assessment Rule eliminates the adjustment to an institution’s base assessment rate based on the its secured liabilities. The final rule will be effective April 1, 2011.

Regions Bank’s deposit insurance assessments are currently based on the total domestic deposits held by Regions Bank. The Dodd-Frank Act requires the FDIC to amend its regulations to base insurance assessments on the average consolidated assets less the average tangible equity of the insured depository institution during the assessment period. Under the New Assessment Rule, which implements these requirements effective April 1, 2011, assessments paid by Regions Bank are expected to increase.

On November 17, 2009, the FDIC implemented a final rule requiring insured institutions, such as Regions Bank, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012. Such prepaid assessments were paid on December 30, 2009, along with each institution’s quarterly risk-based deposit insurance assessment for the third quarter of 2009 (assuming 5 percent annual growth in deposits between the third quarter of 2009 and the end of 2012 and taking into account, for 2011 and 2012, the annualized three basis point increase discussed below).

The FDIA establishes a minimum ratio of deposit insurance reserves to estimated insured deposits, the designated reserve ratio (the “DRR”), of 1.15 percent prior to September 2020 and 1.35 percent thereafter. On December 20, 2010, the FDIC issued a final rule setting the DRR at 2 percent. Because the DRR fell below 1.15 percent as of June 30, 2008, and was expected to remain below 1.15 percent the FDIC was required to establish and implement a Restoration Plan that would restore the reserve ratio to at least 1.15 percent within five years. In October 2008, the FDIC adopted such a restoration plan (the “Restoration Plan”). In February 2009, in light of the extraordinary challenges facing the banking industry, the FDIC amended the Restoration Plan to allow seven years for the reserve ratio to return to 1.15 percent. In May 2009, the FDIC adopted a final rule that imposed a five basis point special assessment on each institution’s assets minus Tier 1 capital (as of June 30, 2009). Such special assessment was collected on September 30, 2009. In October 2009, the FDIC passed a final rule extending the term of the Restoration Plan to eight years. Such final rule also included a provision that implements a uniform three basis point increase in assessment rates, effective January 1, 2011, to help ensure that the reserve ratio returns to at least 1.15 percent within the eight year period called for by the Restoration Plan. In October 2010, the FDIC adopted a new restoration plan to ensure the DRR reaches 1.35 percent by September 2020. As part of the revised plan, the FDIC will forego the uniform three-basis point increase in assessment rates scheduled to take place in January 2011. The FDIC will, at least semi-annually, update its income and loss projections for the DIF and, if necessary, propose rules to further increase assessment rates. In addition, on January 12, 2010, the FDIC announced that it would seek public comment on whether banks with compensation plans that encourage risky behavior should be charged higher deposit assessment rates than such banks would otherwise be charged. See also “—Incentive Compensation” below.

We cannot predict whether, as a result of an adverse change in economic conditions or other reasons, the FDIC will in the future further increase deposit insurance assessment levels. For more information, see the “FDIC Premiums and Special Assessment” section of Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation” of this Annual Report on Form 10-K.

Under the FDIA, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

FICO Assessments.    In addition, the Deposit Insurance Funds Act of 1996 authorized the Financing Corporation (“FICO”) to impose assessments on DIF applicable deposits in order to service the interest on FICO’s bond obligations from deposit insurance fund assessments. The amount assessed on individual institutions by FICO will be in addition to the amount, if any, paid for deposit insurance according to the FDIC’s risk-related assessment rate schedules. FICO assessment rates may be adjusted quarterly to reflect a change in assessment base. The FICO annual assessment rate for the fourth quarter of 2010 was 1.04 cents per $100 deposits and will decline to 1.02 cents per $100 deposits for the first quarter of 2011. Regions Bank had a FICO assessment of $10 million in FDIC deposit premiums in 2010.

Acquisitions

The BHC Act requires every bank holding company to obtain the prior approval of the Federal Reserve before: (1) it may acquire direct or indirect ownership or control of any voting shares of any bank or savings and loan association, if after such acquisition, the bank holding company will directly or indirectly own or control 5 percent or more of the voting shares of the institution; (2) it or any of its subsidiaries, other than a bank, may acquire all or substantially all of the assets of any bank or savings and loan association; or (3) it may merge or consolidate with any other bank holding company. Effective July 2011, financial holding companies and bank holding companies with consolidated assets exceeding $50 billion must (i) obtain prior approval from the Federal Reserve before acquiring certain nonbank financial companies with assets exceeding $10 billion and (ii) provide prior written notice to the Federal Reserve before acquiring direct or indirect ownership or control of any voting shares of any company having consolidated assets of $10 billion or more. Bank holding companies seeking approval to complete an acquisition must be well-capitalized and well-managed effective July 2011.

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

FDIC Temporary Liquidity Guarantee Program

In October 2008, the FDIC announced the Temporary Liquidity Guarantee Program (the “TLGP”), under which the FDIC would guarantee certain senior unsecured debt of FDIC-insured U.S. depository institutions and U.S. bank holding companies as well as non-interest bearing transaction account deposits at FDIC-insured U.S. depository institutions, unless such institutions opted out of the program. Regions and Regions Bank both participated in the TLGP. Although the guarantee of non-interest bearing transaction account deposits under the

TLGP ended on June 30, 2010, the Dodd-Frank Act provides for unlimited FDIC deposit insurance coverage on non-interest bearing transaction accounts at all insured institutions, regardless of participation in the TLGP, until January 1, 2013.

On December 11, 2008, Regions Bank issued and sold $3.5 billion aggregate principal amount of its senior bank notes guaranteed under the TLGP. Regions Bank issued and sold an additional $250 million aggregate principal amount of FDIC-guaranteed senior bank notes on December 16, 2008. Under the TLGP, the FDIC will pay the unpaid principal and interest on such FDIC-guaranteed debt instruments upon the uncured failure of Regions Bank to make a timely payment of principal or interest. Neither Regions nor Regions Bank is permitted to use the proceeds from the sale of securities guaranteed under the TLGP to prepay any of its other debt that is not guaranteed by the FDIC.

U.S. Treasury Capital Purchase Program

Pursuant to the CPP, on November 14, 2008, Regions issued and sold to the U.S. Treasury in a private offering, (i) 3.5 million shares of Series A Preferred Stock and (ii) a warrant (the “Warrant”) to purchase 48,253,677 shares of Regions’ common stock, at an exercise price of $10.88 per share, subject to certain anti-dilution and other adjustments, for an aggregate purchase price of $3.5 billion in cash. The securities purchase agreement, dated November 14, 2008, pursuant to which the securities issued to the U.S. Treasury under the CPP were sold, limits the payment of dividends on Regions’ common stock to $0.10 per share without prior approval of the U.S. Treasury, limits Regions’ ability to repurchase shares of its common stock (with certain exceptions, including the repurchase of our common stock to offset share dilution from equity-based compensation awards), grants the holders of the Series A Preferred Stock, the Warrant and the common stock of Regions to be issued under the Warrant certain registration rights in order to facilitate resale, and subjects Regions to certain of the executive compensation limitations included in the Emergency Economic Stabilization Act of 2008 (“EESA”), as amended by the American Recovery and Reinvestment Act of 2009 (“ARRA”).

Depositor Preference

Under federal law, depositors and certain claims for administrative expenses and employee compensation against an insured depository institution would be afforded a priority over other general unsecured claims against such an institution in the “liquidation or other resolution” of such an institution by any receiver.

Incentive Compensation

Guidelines adopted by the federal banking agencies pursuant to the FDIA prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal stockholder.

In June 2010, the Federal Reserve issued comprehensive guidance on incentive compensation policies (the “Incentive Compensation Guidance”) intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The Incentive Compensation Guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. Any deficiencies in compensation practices that are identified may be incorporated into the organization’s supervisory ratings, which can affect its ability to make acquisitions or perform other actions. The Incentive Compensation Guidance provides that enforcement actions may be taken against a banking organization if its incentive compensation arrangements or related risk-management control or governance processes pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

In February 2011, the Federal Reserve and other federal banking agencies requested comments on a notice of proposed rulemaking designed to implement provisions of the Dodd-Frank Act prohibiting incentive compensation arrangements that would encourage inappropriate risk taking at a covered institution, which includes a bank or bank holding company with $1.0 billion or more of assets, such as Regions and Regions Bank. The proposed rule (i) prohibits incentive-based compensation arrangements that encourage executive officers, employees, directors or principal shareholders to expose the institution to inappropriate risks by providing excessive compensation (based on the standards for excessive compensation adopted pursuant to the FDIA) and (ii) prohibits incentive-based compensation arrangements for executive officers, employees, directors or principal shareholders that could lead to a material financial loss for the institution. The proposed rule requires covered institutions to establish policies and procedures for monitoring and evaluating their compensation practices. Institutions with consolidated assets of $50.0 billion or more, such as Regions, are subject to additional restrictions on compensation arrangements for their executive officers and any other persons indentified by the institution’s board of directors as having the ability to expose the institution to substantial losses.

In addition, on January 12, 2010, the FDIC announced that it would seek public comment on whether banks with compensation plans that encourage risky behavior should be charged higher deposit assessment rates than such banks would otherwise be charged.

The scope and content of the U.S. banking regulators’ policies on incentive compensation are continuing to develop and are likely to continue evolving in the near future. It cannot be determined at this time whether compliance with such policies will adversely affect the ability of Regions and its subsidiaries to hire, retain and motivate their key employees.

Orderly Liquidation Authority

The Dodd-Frank Act creates the Orderly Liquidation Authority (“OLA”), a resolution regime for systemically important non-bank financial companies, including bank holding companies, under which the FDIC may be appointed receiver to liquidate such a company if the company is in danger of default and presents a systemic risk to U.S. financial stability. This determination must come after supermajority recommendations by the Federal Reserve and the FDIC and consultation between the Secretary of the U.S. Treasury and the President. This resolution authority is similar to the FDIC resolution model for depository institutions, with certain modifications to reflect differences between depository institutions and non-bank financial companies and to reduce disparities between the treatment of creditors’ claims under the U.S. Bankruptcy Code and in an orderly liquidation authority proceeding compared to those that would exist under the resolution model for insured depository institutions.

An Orderly Liquidation Fund will fund OLA liquidation proceedings through borrowings from the Treasury Department and risk-based assessments made, first, on entities that received more in the resolution than they would have received in liquidation to the extent of such excess, and second, if necessary, on bank holding companies with total consolidated assets of $50.0 billion or more, such as Regions. If an orderly liquidation is triggered, Regions could face assessments for the Orderly Liquidation Fund. We do not yet have an indication of the level of such assessments.

Financial Privacy

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

Community Reinvestment Act

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

USA PATRIOT Act

A focus of governmental policy relating to financial institutions in recent years has been aimed at combating money laundering and terrorist financing. The USA PATRIOT Act of 2001 (the “USA PATRIOT Act”) broadened the application of anti-money laundering regulations to apply to additional types of financial institutions such as broker-dealers, investment advisors and insurance companies, and strengthened the ability of the U.S. Government to help prevent, detect and prosecute international money laundering and the financing of terrorism. The principal provisions of Title III of the USA PATRIOT Act require that regulated financial institutions, including state member banks: (i) establish an anti-money laundering program that includes training and audit components; (ii) comply with regulations regarding the verification of the identity of any person seeking to open an account; (iii) take additional required precautions with non-U.S. owned accounts; and (iv) perform certain verification and certification of money laundering risk for their foreign correspondent banking relationships. Failure of a financial institution to comply with the USA PATRIOT Act’s requirements could have serious legal and reputational consequences for the institution. Regions’ banking, broker-dealer and insurance subsidiaries have augmented their systems and procedures to meet the requirements of these regulations and will continue to revise and update their policies, procedures and controls to reflect changes required by the USA PATRIOT Act and implementing regulations.

Office of Foreign Assets Control Regulation

The United States has imposed economic sanctions that affect transactions with designated foreign countries, nationals and others. These are typically known as the “OFAC” rules based on their administration by the U.S. Treasury Department Office of Foreign Assets Control (“OFAC”). The OFAC-administered sanctions targeting countries take many different forms. Generally, however, they contain one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on “U.S. persons” engaging in financial transactions relating to, making investments in, or providing investment-related advice or assistance to, a sanctioned country; and (ii) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons). Blocked assets (e.g., property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. Failure to comply with these sanctions could have serious legal and reputational consequences.

Regulation of Insurers and Insurance Brokers

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

Regulation of Morgan Keegan

Morgan Keegan is subject to regulation and examination by the SEC, FINRA, NYSE and other SROs. Such regulations cover a broad range of subject matter. Rules and regulations for registered broker-dealers cover such issues as: capital requirements; sales and trading practices; use of client funds and securities; the conduct of directors, officers and employees; record-keeping and recording; supervisory procedures to prevent improper trading on material non-public information; qualification and licensing of sales personnel; and limitations on the extension of credit in securities transactions. Rules and regulations for registered investment advisers include limitations on the ability of investment advisers to charge performance-based or non-refundable fees to clients, record-keeping and reporting requirements, disclosure requirements, limitations on principal transactions between an adviser or its affiliates and advisory clients, and anti-fraud standards.

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

The Dodd-Frank Act contains several provisions which may affect Morgan Keegan’s business, including registration of municipal advisors, increased regulation of investment advisors and conducting a study regarding the fiduciary duties of investment advisors. Morgan Keegan’s business may be adversely affected by new rules and regulations issued by the SEC or SROs, the implementation of provisions of the Dodd-Frank Act applicable to Morgan Keegan, and any changes in the enforcement of existing laws and rules that affect its securities business.

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

Employees

As of December 31, 2010, Regions and its subsidiaries had 27,829 employees.

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

Our businesses have been and may continue to be adversely affected by conditions in the financial markets and economic conditions generally.

The capital and credit markets since 2008 have experienced unprecedented levels of volatility and disruption. In some cases, the markets produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. Although the economic slowdown that the United States experienced has begun to reverse and the markets have generally improved, business activities across a wide range of industries continue to face serious difficulties due to the lack of consumer spending and the lack of liquidity in the global credit markets. Heightened unemployment levels have further increased these difficulties.

A sustained weakness or weakening in business and economic conditions generally or specifically in the principal markets in which we do business could have one or more of the following adverse effects on our business:

•	A decrease in the demand for loans and other products and services offered by us;

•	A decrease in the value of our loans held for sale or other assets secured by consumer or commercial real estate;

•	An impairment of certain intangible assets, such as goodwill;

•	A decrease in interest income from variable rate loans, due to potential reductions in interest rates; and

•

An increase in the number of clients and counterparties who become delinquent, file for protection under bankruptcy laws or default on their loans or other obligations to us. An increase in the number of delinquencies, bankruptcies or defaults could result in a higher level of nonperforming assets, net charge-offs, provision for loan losses, and valuation adjustments on loans held for sale.

Overall, during the past three years, the general business environment has had an adverse effect on our business. Although the general business environment has shown some improvement, there can be no assurance that it will continue to improve. If economic conditions worsen or remain volatile, our business, financial condition and results of operations could be adversely affected.

Market developments may adversely affect our industry, business and results of operations.

Dramatic declines in the housing market during recent years, with falling home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of real estate-related loans and resulted in, and may continue to result in, significant write-downs of asset values by us and other financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other securities and loans, have caused many financial institutions to seek additional capital, to reduce or eliminate dividends, to merge with larger and stronger institutions and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced, and in some cases, ceased to provide funding to borrowers including financial institutions.

Further negative market developments may affect consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates, which may impact our charge-offs and provisions for credit losses. Continuing economic deterioration that affects household or corporate incomes could also result in reduced demand for credit or fee-based products and services. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial services industry.

Our status as a non-investment grade issuer and any future reductions in our credit ratings may increase our funding costs or place limitations on business activities related to providing credit support to customers.

The major rating agencies regularly evaluate us and their ratings of our long-term debt based on a number of factors, including our financial strength and conditions affecting the financial services industry generally. Over the past two years, all of the major ratings agencies downgraded Regions’ and Regions Bank’s credit ratings, and many of our ratings remain on negative watch or negative outlook. Negative watch, negative outlook or other similar terms mean that a future downgrade is possible. Most recently, Regions’ Senior ratings were downgraded to Ba3, BB+, BBB- and BBB by Moody’s Investor Services, Standard & Poor’s, Fitch Ratings and Dominion Bond Rating Service, respectively. Our ratings with Moody’s Investor Services and Standard & Poor’s are below investment grade.

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

The decreases in our credit rating over the past two years, our status as a non-investment grade issuer and any future decrease in our credit ratings by one or more ratings agencies could impact our access to the capital markets or short-term funding or increase our financing costs, and thereby adversely affect Regions’ financial condition and liquidity. Where Regions Bank is providing forms of credit support such as letters of credit, standby lending arrangements or other forms of credit support, this recent decline and future declines may cause customers of Regions to seek replacement credit support from a higher rated institution and may limit our ability to compete for future business. Our counterparties are also sensitive to the risk of a ratings downgrade and have the ability to terminate or may be less likely to engage in transactions with us, or may only engage in transactions with us at a substantially higher cost. We cannot predict whether customer relationships or opportunities for future relationships could be adversely affected by customers who choose to do business with a higher rated institution. The inability to retain customers or to effectively compete for new business may have a material and adverse effect on Regions’ business, financial condition and results of operations.

Additionally, ratings agencies have themselves been subject to scrutiny arising from the financial crisis such that the rating agencies may make or may be required to make substantial changes to their ratings policies and practices. Such changes may, among other things, adversely affect the ratings of our securities or other securities in which we have an economic interest.

The value of our deferred tax assets could adversely affect our operating results and regulatory capital ratios.

As of December 31, 2010, Regions had approximately $1.4 billion in net deferred tax assets, of which $424 million was disallowed when calculating regulatory capital. Applicable banking regulations permit us to include these deferred tax assets, up to a maximum amount, when calculating Regions’ regulatory capital to the extent these assets will be realized based on future projected earnings within one year of the report date. The ability to realize these deferred tax assets during any year also includes the ability to apply these assets to offset any taxable income during the two previous years. Unless we anticipate generating sufficient taxable income in the future, we may be unable to include additional amounts related to our deferred tax assets as part of our regulatory capital. The inability to include deferred tax assets in our regulatory capital could significantly reduce our regulatory capital ratios.

Additionally, our deferred tax assets are subject to an evaluation of whether it is more likely than not that they will be realized for financial statement purposes. In making this determination we consider all positive and negative evidence available including the impact of recent operating results as well as potential carryback of tax to prior years taxable income, reversals of existing taxable temporary differences, tax planning strategies and projected earnings within the statutory tax loss carryover period. We have determined that the deferred tax assets are more likely than not to be realized at December 31, 2010 (except for $30 million related to state deferred tax assets for which we have established a valuation allowance). If we were to conclude that a significant portion of our deferred tax assets were not more likely than not to be realized, the required valuation allowance could adversely affect our financial position and results of operations.

We have been the subject of increased litigation which could result in legal liability and damage to our reputation.

We and certain of our subsidiaries have been named from time to time as defendants in various class actions and other litigation relating to their business and activities. Past, present and future litigation have included or could include claims for substantial compensatory or punitive damages or claims for indeterminate amounts of damages. We and certain of our subsidiaries are also involved from time to time in other reviews, investigations and proceedings (both formal and informal) by governmental and self-regulatory agencies regarding their business. These matters also could result in adverse judgments, settlements, fines, penalties, injunctions or other relief.

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

Substantial legal liability or significant regulatory action against us or our subsidiaries could materially adversely affect our business, financial condition or results of operations or cause significant harm to our reputation. Additional information relating to litigation affecting Regions and our subsidiaries is discussed in Note 23 “Commitments, Contingencies and Guarantees” to the consolidated financial statements of this Annual Report on Form 10-K.

Further disruptions in the residential real estate market could adversely affect our performance.

As of December 31, 2010, investor real estate loans secured by land, single-family and condominium properties, plus home equity loans secured by second liens in Florida represented approximately 8 percent of our total loan portfolio. These portions of our loan portfolio have been under pressure for over three years and, due to weakening credit quality, we have increased our loan loss provision and our total allowance for credit losses. In addition, we have implemented several measures to support the management of these sections of the loan portfolio, including reassignment of experienced, key relationship managers to focus on work-out strategies for distressed borrowers.

While we expect that these actions will help mitigate the overall effects of the downward credit cycle, the weaknesses in these sections of our loan portfolio are expected to continue well into 2011. Accordingly, it is anticipated that our non-performing asset and charge-off levels will remain elevated.

Further, the effects of recent mortgage market challenges, combined with decreases in residential real estate market prices and demand, could result in further price reductions in home values, adversely affecting the value of collateral securing the residential real estate and construction loans that we hold, as well as loan originations and gains on sale of real estate and construction loans. Specifically, a significant portion of our residential mortgages and commercial real estate loan portfolios are composed of borrowers in the Southeastern United States, in which certain markets have been particularly adversely affected by declines in real estate value, declines in home sale volumes, and declines in new home building. For example, prices of Florida properties remain under significant pressure, with high unemployment levels relative to periods prior to 2008 and the continuing impact of the recent real estate downturn on the general economy. These factors could result in higher delinquencies and greater charge-offs in future periods, which would materially adversely affect our financial condition and results of operations. A decline in home values or overall economic weakness could also have an adverse impact upon the value of real estate or other assets which we own upon foreclosing on a loan.

Continuing weakness in the commercial real estate market could adversely affect our performance.

The fundamentals within the commercial real estate sector remain weak, under continuing pressure from reduced asset values, rising vacancies and reduced rents. As of December 31, 2010, approximately 19 percent of our loan portfolio consisted of investor real estate loans. Investor real estate loans secured by land, single-family and condominiums continue to be impacted by declining property values, especially in areas where Regions has significant lending activities, including Florida and north Georgia. The properties securing income-producing investor real estate loans are typically not fully leased at the origination of the loan. The borrower’s ability to repay the loan is instead reliant upon additional leasing through the life of the loan or the borrower’s successful operation of a business. Weak economic conditions may impair a borrower’s business operations and typically slow the execution of new leases. Such economic conditions may also lead to existing lease turnover. As a result of these factors, vacancy rates for retail, office and industrial space may remain at elevated levels in 2011. High vacancy rates could result in rents falling further over the next several quarters. The combination of these factors could result in further deterioration in the fundamentals underlying the commercial real estate market and the deterioration of one or more loans we have made. Any such deterioration could adversely affect our financial condition and results of operations.

Our profitability and liquidity may be affected by changes in economic conditions in the areas where our operations or loans are concentrated.

Our success depends to a certain extent on the general economic conditions of the geographic markets served by Regions Bank in the states of Alabama, Arkansas, Florida, Georgia, Illinois, Indiana, Iowa, Kentucky, Louisiana, Mississippi, Missouri, North Carolina, South Carolina, Tennessee, Texas and Virginia. The local economic conditions in these areas have a significant impact on Regions Bank’s commercial, real estate and construction loans, the ability of borrowers to repay these loans and the value of the collateral securing these loans. Adverse changes in the economic conditions of these geographical areas for over three years have had a negative impact on the financial results of our banking operations and may continue to have a negative effect on our business, financial condition and results of operations. Any future adverse changes may also negatively effect on our business, financial condition and results of operations.

Improvements in economic indicators disproportionately affecting the financial services industry may lag improvements in the general economy.

The improvement of certain economic indicators, such as unemployment and real estate asset values and rents, may continue to lag behind improvement in the overall economy. These economic indicators typically affect certain industries, such as real estate and financial services, more significantly. For example, improvements in commercial real estate fundamentals typically lag broad economic recovery by twelve to eighteen months. Our clients include entities active in these industries. Furthermore, financial services companies with a substantial lending business, like ours, are dependent upon the ability of their borrowers to make debt service payments on loans. Should unemployment or real estate asset values fail to recover for an extended period of time, our business, financial condition or results of operations could be adversely affected.

Negative perceptions associated with our continued participation in the U.S. Treasury’s Capital Purchase Program may adversely affect our ability to retain customers, attract investors and compete for new business opportunities.

On November 14, 2008, we issued and sold 3,500,000 shares of Series A Preferred Stock and the Warrant to purchase up to 48,253,677 shares of our common stock to the U.S. Treasury as part of the CPP. Several financial institutions which also participated in the CPP (including some banks considered to be our peer banks) have exited, or have applied for permission to exit, the program. In order to repurchase one or both securities, in whole or in part, we must establish that we have satisfied all of the conditions to repurchase and must obtain the approval of the U.S. Treasury. There can be no assurance that we will be able to repurchase these securities from the U.S. Treasury. Our customers, employees and counterparties in our current and future business relationships may draw negative implications regarding the strength of Regions as a financial institution based on our continued participation in the CPP following the exit of one or more of our competitors or other financial institutions. Any such negative perceptions may impair our ability to effectively compete with other financial institutions for business or to retain high performing employees. If this were to occur, our business, financial condition, liquidity and results of operations may be adversely affected, perhaps materially.

The limitations on incentive compensation contained in the ARRA and its implementing regulations may adversely affect our ability to retain our highest performing employees.

Because we have not yet repurchased the U.S. Treasury’s CPP investment, we remain subject to the restrictions on incentive compensation contained in the ARRA. On June 10, 2009, the U.S. Treasury released its interim final rule implementing the provisions of the ARRA and limiting the compensation practices at institutions in which the U.S. Treasury is invested. Financial institutions which have repurchased the U.S. Treasury’s CPP investment are relieved of the restrictions imposed by the ARRA and its implementing regulations. Due to these restrictions, we may not be able to successfully compete with financial institutions that have exited the CPP to retain and attract high performing employees. If this were to occur, our business, financial condition and results of operations could be adversely affected, perhaps materially.

Our participation in the U.S. Treasury’s CPP imposes restrictions and obligations on us that limit our ability to increase dividends, repurchase shares of our common stock and access the equity capital markets.

Prior to November 14, 2011, unless we have redeemed all of the Series A Preferred Stock purchased by the U.S. Treasury as part of the CPP or the U.S. Treasury has transferred all of the Series A Preferred Stock to a third party, the agreement pursuant to which such securities were sold, among other things, limits the payment of dividends on our common stock to a quarterly dividend of $0.10 per share without prior regulatory approval, limits our ability to repurchase shares of our common stock (with certain exceptions, including the repurchase of our common stock to offset share dilution from equity-based compensation awards), and grants the holders of such securities certain registration rights which, in certain circumstances, impose lock-up periods during which we would be unable to issue equity securities. Regions has reduced its quarterly dividend to $0.01 per share and does not expect to increase its quarterly dividend above such level for the foreseeable future. In addition, unless we are able to redeem the preferred stock prior to November 15, 2013, the dividends on the preferred stock will increase substantially, from 5 percent ($175 million annually) to 9 percent ($315 million annually).

We are subject to extensive governmental regulation, which could have an adverse impact on our operations.

The banking industry is extensively regulated and supervised under both federal and state law. Regions and Regions Bank are subject to the regulation and supervision of the Federal Reserve, the FDIC and the Superintendent of Banking of the State of Alabama. These regulations are intended primarily to protect depositors, the public and the FDIC insurance fund, and not our shareholders. These regulations govern matters ranging from the regulation of certain debt obligations, changes in the control of bank holding companies and state-chartered banks, and the maintenance of adequate capital to the general business operations and financial condition of Regions Bank, including permissible types, amounts and terms of loans and investments, to the amount of reserves against deposits, restrictions on dividends, establishment of branch offices, and the maximum interest rate that may be charged by law. Additionally, certain subsidiaries of Regions, such as Morgan Keegan, are subject to regulation, supervision and examination by other regulatory authorities, such as the SEC, FINRA and state securities and insurance regulators, and our non-bank subsidiaries are subject to oversight by the Federal Reserve.

As a result, we are subject to changes in federal and state law, as well as regulations and governmental policies, income tax laws and accounting principles. Regulations affecting banks and other financial institutions are undergoing continuous review and frequently change, and the ultimate effect of such changes cannot be predicted. Regulations and laws may be modified at any time, and new legislation may be enacted that will affect us, Regions Bank and our subsidiaries. Any changes in any federal and state law, as well as regulations and governmental policies, income tax laws and accounting principles, could affect us in substantial and unpredictable ways, including ways which may adversely affect our business, financial condition or results of operations. Failure to appropriately comply with any such laws, regulations or principles could result in sanctions by regulatory agencies, civil money penalties or damage to our reputation, all of which could adversely affect our business, financial condition or results of operations. Our regulatory position is discussed in greater detail under the “Capital Ratios” section of Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation” of this Annual Report on Form 10-K.

Recent legislation regarding the financial services industry may have a significant adverse effect on our operations.

The Dodd-Frank Act, which was signed into law on July 21, 2010, implements a variety of far-reaching changes and has been called the most sweeping reform of the financial services industry since the 1930s. Many of the provisions of the Dodd-Frank Act will directly affect our ability to conduct our business including:

•

Imposition of higher prudential standards, including more stringent risk-based capital, leverage, liquidity and risk-management requirements, and numerous other requirements on “systemically significant institutions,” currently defined to include, among other things, all bank holding companies with assets of at least $50 billion (which would include Regions);

•	Establishment of the FSOC to identify and impose additional regulatory oversight of large financial firms;

•

Mandates requiring the Federal Reserve to establish standards for determining whether interchange fees charged by certain financial institutions are reasonable and proportional to the costs incurred by such institutions;

•

Imposition of additional costs and fees, including fees to be set by the Federal Reserve and charged to “systemically significant institutions” to cover the cost of regulating such institutions and any FDIC assessment made to cover the costs of any regular or special examination of Regions or its affiliates;

•	Establishment of the CFPB with broad authority to implement new consumer protection regulations and to examine and enforce compliance with federal consumer laws;

•

Application to bank holding companies of regulatory capital requirements similar to those applied to banks, which requirements exclude, on a phase-out basis, all trust preferred securities and cumulative preferred stock from Tier 1 capital (except for preferred stock issued under the U.S. Treasury’s Troubled Asset Relief Program (“TARP”), such as the Series A Preferred Stock, which will continue to qualify as Tier 1 capital as long as it remains outstanding); and

•	Establishment of new rules and restrictions regarding the origination of mortgages.

Many provisions in the Dodd-Frank Act remain subject to regulatory rule-making and implementation, the effects of which are not yet known. As a result, it is difficult to gauge the ultimate impact of certain provisions of the Dodd-Frank Act because the implementation of many concepts is left to regulatory agencies. For example, the CFPB is given the power to adopt new regulations to protect consumers and is given control over existing consumer protection regulations adopted by federal banking regulators.

The provisions of the Dodd-Frank Act and any rules adopted to implement those provisions as well as any additional legislative or regulatory changes may impact the profitability of our business activities and costs of operations, require that we change certain of our business practices, materially affect our business model or affect retention of key personnel, require us to raise additional regulatory capital, including additional Tier 1 capital, and could expose us to additional costs (including increased compliance costs). These and other changes may also require us to invest significant management attention and resources to make any necessary changes and may adversely affect our ability to conduct our business as previously conducted or our results of operations or financial condition.

We may need to raise additional debt or equity capital in the future; such capital may be dilutive to our existing shareholders or may not be available when needed or at all.

We may need to raise additional capital in the future to provide us with sufficient capital resources and liquidity to meet our commitments and business needs. Our ability to raise additional capital, if needed, will depend on, among other things, conditions in the capital markets at that time, which are outside of our control, and our financial performance. The recent economic slowdown and loss of confidence in financial institutions may increase our cost of funding and limit our access to some of our customary sources of capital, including, but not limited to, inter-bank borrowings, repurchase agreements and borrowings from the discount window of the Federal Reserve. Additionally, our debt ratings are currently not investment grade according to some credit ratings agencies. As a non-investment grade issuer, our cost of funding and access to the capital markets may be further limited.

We cannot assure you that capital will be available to us on acceptable terms or at all. Any occurrence that may limit our access to the capital markets, such as a decline in the confidence of debt purchasers, depositors of Regions Bank or counterparties participating in the capital markets, our status as a non-investment grade issuer, or a further downgrade of our debt rating, may adversely affect our capital costs and our ability to raise capital and, in turn, our liquidity. An inability to raise additional capital on acceptable terms when needed could have a materially adverse effect on our business, financial condition or results of operations.

Increases in FDIC insurance premiums may adversely affect our earnings.

Our deposits are insured by the FDIC up to legal limits and, accordingly, we are subject to FDIC deposit insurance assessments. We generally cannot control the amount of premiums we will be required to pay for FDIC insurance. High levels of bank failures over the past three years and increases in the statutory deposit insurance limits have increased resolution costs to the FDIC and put pressure on the DIF. In order to maintain a strong funding position and restore the reserve ratios of the DIF, the FDIC increased assessment rates on insured institutions, charged a special assessment to all insured institutions as of June 30, 2009 and required banks to prepay three years’ worth of premiums on December 30, 2009. If there are additional financial institution failures, we may be required to pay even higher FDIC premiums than the recently increased levels, or the FDIC may charge additional special assessments. Further, the FDIC recently increased the DIF’s target reserve ratio to 2.0 percent of insured deposits following the Dodd-Frank Act’s elimination of the 1.5 percent cap on the DIF’s reserve ratio. Additional increases in our assessment rate may be required in the future to achieve this targeted reserve ratio. These recent increases in deposit assessments and any future increases, required prepayments or special assessments of FDIC insurance premiums may adversely affect our business, financial condition or results of operations.

Additionally, pursuant to the Dodd-Frank Act, the FDIC must amend its regulations regarding assessment for federal deposit insurance to base such assessments on the average total consolidated assets of the insured institution during the assessment period, less the average tangible equity of the institution during the assessment period. Currently, we are assessed only on deposit balances, and this change may result in a substantial increase in the base to which the assessment rate is applied. The FDIC adopted a rule implementing this change, as well as adopting a revised risk-based assessment calculation in February 2011. The FDIC has also proposed a rule tying assessment rates of FDIC-insured institutions to the institution’s employee compensation programs. The exact nature and cumulative effect of these recent changes are not yet known, but they are expected to increase the amount of premiums we must pay for FDIC insurance. Any such increase may adversely affect our business, financial condition or results of operations.

The recent repeal of federal prohibitions on payment of interest on demand deposits could increase our interest expense.

All federal prohibitions on the ability of financial institutions to pay interest on demand deposit accounts were repealed as part of the Dodd-Frank Act. As a result, beginning on July 21, 2011, financial institutions could commence offering interest on demand deposits to compete for clients. We do not yet know what interest rates or products other institutions may offer. Our interest expense will increase and our net interest margin will decrease if we begin offering interest on demand deposits to attract additional customers or maintain current customers. Consequently, our business, financial condition or results of operations may be adversely affected, perhaps materially.

We may be subject to more stringent capital requirements.

Regions and Regions Bank are each subject to capital adequacy guidelines and other regulatory requirements specifying minimum amounts and types of capital which each of Regions and Regions Bank must maintain. From time to time, the regulators implement changes to these regulatory capital adequacy guidelines. If we fail to meet these minimum capital guidelines and other regulatory requirements, our financial condition would be materially and adversely affected. In light of proposed changes to regulatory capital requirements contained in the Dodd-Frank Act and the regulatory accords on international banking institutions formulated by the Basel Committee and implemented by the Federal Reserve, we likely will be required to satisfy additional, more stringent, capital adequacy standards. The ultimate impact of the new capital and liquidity standards on us cannot be determined at this time and will depend on a number of factors, including the treatment and implementation by the U.S. banking regulators. These requirements, however, and any other new regulations, could adversely affect our ability to pay dividends, or could require us to reduce business levels or to raise capital, including in ways that may adversely affect our financial condition or results of operations. For more information concerning our compliance with capital requirements, see the “Bank Regulatory Capital Requirements” section of Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation” of this Annual Report on Form 10-K.

If an orderly liquidation of a systemically important non-bank financial company were triggered, we could face assessments for the Orderly Liquidation Fund.

The Dodd-Frank Act creates a new mechanism, the OLA, for liquidation of systemically important nonbank financial companies, including bank holding companies. The OLA is administered by the FDIC and is based on the FDIC’s bank resolution model. The Secretary of the U.S. Treasury may trigger a liquidation under this authority only after consultation with the President of the United States and after receiving a recommendation from the boards of the FDIC and the Federal Reserve upon a two-thirds vote. Liquidation proceedings will be funded by the Orderly Liquidation Fund, which will borrow from the U.S. Treasury and impose risk-based assessments on covered financial companies. Risk-based assessments would be made, first, on entities that received more in the resolution than they would have received in the liquidation to the extent of such excess, and second, if necessary, on, among others, bank holding companies with total consolidated assets of $50 billion or more, such as Regions. Any such assessments may adversely affect our business, financial condition or results of operations.

Proposed rules regulating the imposition of debit card income may adversely affect our operations.

The Dodd-Frank Act gives the Federal Reserve the authority to establish rules regarding interchange fees charged by payment card issuers for transactions in which a person uses certain types of debit cards, requiring that such fees be reasonable and proportional to the cost incurred by the issuer with respect to such transaction, subject to a possible adjustment to account for costs incurred in connection with the issuer’s fraud prevention policies. On December 16, 2010, the Federal Reserve requested comment on a proposed rule which would take effect on July 21, 2011 and which, if enacted, would significantly impact the amount of interchange fees collected by Regions Bank. The proposed rule contains two alternative restrictions on the permissible level of interchange fees: a uniform restriction of 12 cents per transaction and an issuer-specific restriction containing a safe harbor of 7 cents per transaction and a cap of 12 cents per transaction. Neither alternative makes a distinction between PIN or signature transactions, and under both alternatives, the interchange fee will be much lower than the 44 cents per transaction which is the average amount charged for all debit transactions according to the Federal Reserve’s study on interchange transactions. The restrictions on interchange fees contained in the proposed rule would be applicable to all debit card issuers who, together with their affiliates, possess more than $10 billion in assets, such as Regions Bank, and do not include adjustments associated with costs resulting from compliance with the issuer’s fraud prevention policies, which are expected to be included at a later date.

The proposed rule would also prohibit issuers and payment card networks from restricting the number of payment card networks on which an electronic debit transaction may be processed to: (1) one network; or (2) two or more networks that are owned, controlled or operated by affiliates or networks affiliated with the issuer. To implement the network exclusivity restrictions of the proposed rule, the Federal Reserve has offered two alternative methods for comment. One alternative (Alternative A) prohibits networks and issuers from limiting the number of payment card networks available for processing an electronic debit transaction to fewer than two unaffiliated networks, regardless of the means by which a transaction may be authorized. The other alternative (Alternative B) prohibits networks and issuers from limiting the number of networks available for processing an electronic debit transaction to fewer than two unaffiliated networks for each method by which a transaction may be authorized. In the event the Federal Reserve adopts Alternative B, considerable costs and immense operational complexity will be associated with its implementation.

In 2010, Regions Bank collected $346 million in debit card income, and without mitigating actions this amount could potentially be negatively impacted going forward. Based on the current proposed rule, Regions Bank’s revenues resulting from debit card income would likely be reduced to approximately one quarter of current levels, absent any mitigating actions, based on the 12 cent alternative described above. While the final regulations are not yet known, they may have an adverse effect on our business, financial condition or results of operations.

We are a holding company and depend on our subsidiaries for dividends, distributions and other payments.

We are a legal entity separate and distinct from our banking and other subsidiaries. Our principal source of cash flow, including cash flow to pay dividends to our stockholders and principal and interest on our outstanding debt, is dividends from Regions Bank. There are statutory and regulatory limitations on the payment of dividends by Regions Bank to us, as well as by us to our stockholders. Regulations of both the Federal Reserve and the State of Alabama affect the ability of Regions Bank to pay dividends and other distributions to us and to make loans to us. Due to losses recorded at Regions Bank during 2009 and 2010, under the Federal Reserve’s rules, Regions Bank may not be able to pay dividends to us in the near term without first obtaining regulatory approval. If Regions Bank is unable to make dividend payments to us and sufficient cash or liquidity is not otherwise available, we may not be able to make dividend payments to our common and preferred stockholders or principal and interest payments on our outstanding debt. See the “Stockholders’ Equity” section of Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation” of this Annual Report on Form 10-K. In addition, our right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors.

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

The value of our goodwill and other intangible assets may decline in the future.

As of December 31, 2010, we had $5.6 billion of goodwill and $385 million of other intangible assets. A significant decline in our expected future cash flows, a significant adverse change in the business climate, slower growth rates or a significant and sustained decline in the price of our common stock, any or all of which could be materially impacted by many of the risk factors discussed herein, may necessitate our taking charges in the future related to the impairment of our goodwill. Future regulatory actions could also have a material impact on assessments of goodwill for impairment. Additionally, if the fair values of our net assets improves at a faster rate than the market value of our Banking/Treasury reporting unit, we may also have to take charges related to the impairment of our goodwill. If we were to conclude that a future write-down of our goodwill and other intangible assets is necessary, we would record the appropriate charge, which could have a material adverse effect on our results of operations.

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

Our current one-year interest rate sensitivity position is asset sensitive, meaning that an immediate or gradual increase in interest rates would likely have a positive cumulative impact on Regions’ twelve-month net interest income. Alternatively, an immediate or gradual decrease in rates over a twelve-month period would likely have a negative impact on twelve-month net interest income. However, like most financial institutions, our results of operations are affected by changes in interest rates and our ability to manage interest rate risks. Changes in market interest rates, or changes in the relationships between short-term and long-term market interest rates, or changes in the relationships between different interest rate indices, can affect the interest rates charged on interest-earning assets differently than the interest rates paid on interest-bearing liabilities. This difference could result in an increase in interest expense relative to interest income, or a decrease in our interest rate spread. For a more detailed discussion of these risks and our management strategies for these risks, see the “Net Interest Income and Margin” and “Market Risk – Interest Rate Risk” sections of Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation” of this Annual Report on Form 10-K. Our net interest margin depends on many factors that are partly or completely out of our control, including competition, federal economic monetary and fiscal policies, and general economic conditions. Despite our strategies to manage interest rate risks, changes in interest rates can still have a material adverse impact on our business, financial condition and results of operations.

Additionally, Regions’ portfolio segments, particularly investor real estate, include products where terms are tied to benchmark interest rates, such as LIBOR. An increasing interest rate environment would increase debt service requirements for borrowers with these types of products. Such increases may impact the borrowers’ ability to pay as contractually obligated.

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

The fair market value of the securities in our portfolio and the investment income from these securities also fluctuate depending on general economic and market conditions. In addition, actual net investment income and cash flows from investments that carry prepayment risk, such as mortgage-backed and other asset-backed securities, may differ from those anticipated at the time of investment as a result of interest rate fluctuations. See the “Securities” section of Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation” of this Annual Report on Form 10-K.

Hurricanes and other weather-related events, as well as man-made disasters, could cause a disruption in our operations or other consequences that could have an adverse impact on our results of operations.

A significant portion of our operations are located in the areas bordering the Gulf of Mexico and the Atlantic Ocean, regions that are susceptible to hurricanes. Such weather events can cause disruption to our operations and could have a material adverse effect on our overall results of operations. We maintain hurricane insurance, including coverage for lost profits and extra expense; however, there is no insurance against the disruption to the markets that we serve that a catastrophic hurricane could produce. Further, a hurricane in any of our market areas could adversely impact the ability of borrowers to timely repay their loans and may adversely impact the value of any collateral held by us. Man-made disasters and other events connected with the Gulf of Mexico or Atlantic Ocean, such as the recent Gulf oil spill, could have similar effects. Some of the states in which we operate have in recent years experienced extreme droughts. The severity and impact of future hurricanes, droughts and other weather-related events are difficult to predict and may be exacerbated by global climate change. The effects of past or future hurricanes, droughts and other weather-related events could have an adverse effect on our business, financial condition or results of operations.

Industry competition may have an adverse effect on our success.

Our profitability depends on our ability to compete successfully. We operate in a highly competitive environment. Certain of our competitors are larger and have more resources than we do. In our market areas, we face competition from other commercial banks, savings and loan associations, credit unions, internet banks, finance companies, mutual funds, insurance companies, brokerage and investment banking firms, and other financial intermediaries that offer similar services. Some of our non-bank competitors are not subject to the same extensive regulations that govern Regions or Regions Bank and may have greater flexibility in competing for business. Regions expects competition to intensify among financial services companies due to the recent consolidation of certain competing financial institutions and the conversion of certain investment banks to bank holding companies. Additionally, the Dodd-Frank Act eliminated certain restrictions on the ability of banking institutions to open branches across state lines, a change which may also cause competition among financial services companies to intensify. Should competition in the financial services industry intensify, Regions’ ability to market its products and services and to retain or compete for new business may be adversely affected. Consequently, our business, financial condition or results of operations may also be adversely affected.

Maintaining or increasing market share may depend on market acceptance and regulatory approval of new products and services.

Our success depends, in part, on the ability to adapt products and services to evolving industry standards. There is increasing pressure to provide products and services at lower prices. This can reduce net interest income and noninterest income from fee-based products and services. In addition, the widespread adoption of new technologies could require us to make substantial capital expenditures to modify or adapt existing products and services or develop new products and services. We may not be successful in introducing new products and services in response to industry trends or developments in technology, or those new products may not achieve market acceptance. As a result, we could lose business, be forced to price products and services on less advantageous terms to retain or attract clients, or be subject to cost increases. As a result, our business, financial condition or results of operations may be adversely affected.

Consumers may decide not to use banks to complete their financial transactions.

Technology and other changes are allowing parties to use alternative methods to complete financial transactions that historically have involved banks. For example, consumers can now maintain funds in brokerage accounts or mutual funds that would have historically been held as bank deposits. Consumers can also complete transactions such as paying bills or transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. Any resulting loss of deposits could impact our cost of funding, and, together with any lost income generated by this loss of business, could adversely affect our business, financial condition or results of operations.

The soundness of other financial institutions could adversely affect us.

Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services companies are interrelated as a result of trading, clearing, counterparty or other relationships. We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds, and other institutional clients. As a result, defaults by, or even rumors or questions about, one or more financial services companies, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. In addition, our credit risk may be exacerbated if the collateral held by us cannot be realized or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due us. There is no assurance that any such losses would not materially and adversely affect our business, financial condition or results of operations.

Changes in the policies of monetary authorities and other government action could adversely affect our profitability.

The results of operations of Regions are affected by credit policies of monetary authorities, particularly the Federal Reserve. The instruments of monetary policy employed by the Federal Reserve include open-market operations in U.S. government securities, changes in the discount rate or the federal funds rate on bank borrowings, and changes in reserve requirements against bank deposits. In view of changing conditions in the national economy and in the money markets, we cannot predict possible future changes in interest rates, deposit levels, and loan demand on our business and earnings. Furthermore, ongoing military operations around the world, including those in response to terrorist attacks, may result in currency fluctuations, exchange controls, market disruption and other adverse effects, any of which may negatively impact our business, financial condition or results of operations.

We need to stay current on technological changes in order to compete and meet customer demands.

The financial services market, including banking services, is undergoing rapid changes with frequent introductions of new technology-driven products and services. In addition to better serving customers, the effective use of technology increases efficiency and may enable us to reduce costs. Our future success may depend, in part, on our ability to use technology to provide products and services that provide convenience to customers and to create additional efficiencies in our operations. Some of our competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers. As a result, our ability to effectively compete to retain or acquire new business may be impaired, and our business, financial condition or results of operations, may be adversely affected.

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

Because the nature of the financial services business involves a high volume of transactions, certain errors may be repeated or compounded before they are discovered and successfully rectified. Our necessary dependence upon automated systems to record and process transactions and our large transaction volume may further increase the risk that technical flaws or employee tampering or manipulation of those systems will result in losses that are difficult to detect. We also may be subject to disruptions of our operating systems arising from events that are wholly or partially beyond our control (for example, computer viruses or electrical or telecommunications outages, or natural disasters, disease pandemics or other damage to property or physical assets) which may give rise to disruption of service to customers and to financial loss or liability. We are further exposed to the risk that our external vendors may be unable to fulfill their contractual obligations (or will be subject to the same risk of fraud or operational errors by their respective employees as we are) and to the risk that we (or our vendors’) business continuity and data security systems prove to be inadequate. The occurrence of any of these risks could result in a diminished ability of us to operate our business (for example, by requiring us to expend significant resources to correct the defect), as well as potential liability to clients, reputational damage and regulatory intervention, which could adversely affect our business, financial condition or results of operations, perhaps materially.

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

Our customers may pursue alternatives to bank deposits which could force us to rely on relatively more expensive sources of funding.

An outflow of deposits because customers seek investments with higher yields or greater financial stability, prefer to do business with our competitors, or otherwise could force us to rely more heavily on borrowings and other sources of funding to fund our business and meet withdrawal demands, adversely affecting our net interest margin. We may also be forced, as a result of any outflow of deposits, to rely more heavily on equity to fund our business, resulting in greater dilution of our existing shareholders. As a result, our business, financial condition or results of operations may be adversely affected.

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

Certain accounting policies are critical to presenting our reported financial condition and results. They require management to make difficult, subjective or complex judgments about matters that are uncertain. Materially different amounts could be reported under different conditions or using different assumptions or estimates. These critical accounting policies include: the allowance for credit losses; intangible assets; mortgage servicing rights; and income taxes. Because of the uncertainty of estimates involved in these matters, we may be required to do one or more of the following: significantly increase the allowance for credit losses and/or sustain credit losses that are significantly higher than the reserve provided; recognize significant impairment on our goodwill, other intangible assets and deferred tax asset balances; or significantly increase our accrued income taxes.

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

In the course of our business, we may foreclose on and take title to real estate. As a result, we could be subject to environmental liabilities with respect to these properties. We may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination or may be required to investigate or clean up hazardous or toxic substances or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, if we are the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. If we become subject to significant environmental liabilities, our financial condition or results of operations could be adversely affected.

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

Holders of shares of our common stock are only entitled to receive such dividends as our board of directors may declare out of funds legally available for such payments. Although we have historically declared cash dividends on our common stock, we are not required to do so and may reduce or eliminate our common stock dividend in the future. This could adversely affect the market price of our common stock. Also, participation in the CPP limits our ability to increase our dividend or to repurchase our common stock for so long as any securities issued under such program remain outstanding, as discussed in greater detail in the “Restrictions on Dividends and Repurchase of Stock” section of Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of this Annual Report on Form 10-K. Regions has reduced its quarterly dividend to $0.01 per share and does not expect to increase its quarterly dividend above such level for the foreseeable future.

Regions is also subject to statutory and regulatory limitations on our ability to pay dividends on our common stock. For example, it is the policy of the Federal Reserve that bank holding companies should generally pay dividends on common stock only out of earnings, and only if prospective earnings retention is consistent with the organization’s expected future needs, asset quality, and financial condition. Recently issued temporary guidance from the Federal Reserve states that our dividend policies will be assessed, among other things, against our ability to achieve Basel III capital ratio requirements. Moreover, the Federal Reserve will closely scrutinize any dividend payout ratios exceeding 30 percent of after-tax net income.

Anti-takeover laws and certain agreements and charter provisions may adversely affect share value.

Certain provisions of state and federal law and our certificate of incorporation may make it more difficult for someone to acquire control of us without our Board of Directors’ approval. Under federal law, subject to certain exemptions, a person, entity or group must notify the federal banking agencies before acquiring control of a bank holding company. Acquisition of 10 percent or more of any class of voting stock of a bank holding company or state member bank, including shares of our common stock, creates a rebuttable presumption that the acquirer “controls” the bank holding company or state member bank. Also, as noted under the “Supervision and Regulation” section of Item 1. of this Annual Report on Form 10-K, a bank holding company must obtain the prior approval of the Federal Reserve before, among other things, acquiring direct or indirect ownership or control of more than 5 percent of the voting shares of any bank, including Regions Bank. There also are provisions in our certificate of incorporation that may be used to delay or block a takeover attempt. As a result, these statutory provisions and provisions in our certificate of incorporation could result in Regions being less attractive to a potential acquirer.

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

Our ability to utilize our deferred tax assets to offset future taxable income may be significantly limited if we experience an “ownership change” as defined in section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). In general, an ownership change will occur if there is a cumulative change in our ownership by “5 percent shareholders” (as defined in the Code) that exceeds 50 percent (as defined in the Code) over a rolling three-year period. Any corporation experiencing an ownership change will generally be subject to an annual limitation on its deferred tax assets prior to the ownership change equal to the value of such corporation immediately before the ownership change, multiplied by the long-term tax-exempt rate (subject to certain adjustments). The annual limitation would be increased each year to the extent that there is an unused limitation in a prior year. The limitation arising from an ownership change under section 382 of the Code on our ability to utilize our deferred tax assets would depend on the value of Regions’ stock at the time of the ownership change. As a result, future investments by new or existing “5 percent shareholders” or issuances of common equity could materially increase the risk that we could experience an ownership change in the future. If we were to experience an ownership change under section 382 of the Code for any reason, the value of our deferred tax assets may be impaired and may cause a decrease in our financial position, results of operations and regulatory capital ratios.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Regions’ corporate headquarters occupy the main banking facility of Regions Bank, located at 1900 Fifth Avenue North, Birmingham, Alabama 35203.

At December 31, 2010, Regions Bank, Regions’ banking subsidiary, operated 1,772 banking offices. Regions provides investment banking and brokerage services from over 321 offices of Morgan Keegan. At December 31, 2010, there were no significant encumbrances on the offices, equipment and other operational facilities owned by Regions and its subsidiaries.

See Item 1. “Business” of this Annual Report on Form 10-K for a list of the states in which Regions Bank branches and Morgan Keegan’s offices are located.

Item 3.	Legal Proceedings

Information required by this item is set forth in Note 23 “Commitments, Contingencies and Guarantees” in the Notes to the Consolidated Financial Statements which are included in Item 8. of this Annual Report on Form 10-K.

Executive Officers of the Registrant

Information concerning the Executive Officers of Regions is set forth under Item 10. “Directors, Executive Officers and Corporate Governance” of this Annual Report on Form 10-K.

Item 4.	(Removed and Reserved).

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Regions’ common stock, par value $.01 per share, is listed for trading on the New York Stock Exchange under the symbol RF. Quarterly high and low sales prices of and cash dividends declared on Regions’ common stock are set forth in Table 28 “Quarterly Results of Operations” of “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, which is included in Item 7. of this Annual Report on Form 10-K. As of February 15, 2011, there were 76,455 holders of record of Regions’ common stock (including participants in the Computershare Investment Plan for Regions Financial Corporation).

Restrictions on the ability of Regions Bank to transfer funds to Regions at December 31, 2010, are set forth in Note 13 “Regulatory Capital Requirements and Restrictions” to the consolidated financial statements, which are included in Item 8. of this Annual Report on Form 10-K. A discussion of certain limitations on the ability of Regions Bank to pay dividends to Regions and the ability of Regions to pay dividends on its common stock is set forth in Item 1. “Business” under the heading “Supervision and Regulation—Payment of Dividends” of this Annual Report on Form 10-K.

The following table presents information regarding issuer purchases of equity securities during the fourth quarter of 2010.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2010—October 31, 2010	—	$—	—	23,072,300
November 1, 2010—November 30, 2010	—	—	—	23,072,300
December 1, 2010—December 31, 2010	—	—	—	23,072,300

Total		$—		23,072,300

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

Restrictions on Dividends and Repurchase of Stock

Holders of Regions common stock are only entitled to receive such dividends as Regions’ board of directors may declare out of funds legally available for such payments. Furthermore, holders of Regions common stock are subject to the prior dividend rights of any holders of Regions preferred stock then outstanding. As of December 31, 2010, there were 3,500,000 shares of Regions’ Fixed Rate Cumulative Perpetual Preferred Stock Series A (the “Series A Preferred Stock”) with liquidation amount of $1,000 per share, issued and outstanding. Under the terms of the Series A Preferred Stock, Regions’ ability to declare and pay dividends on or repurchase Regions common stock will be subject to restrictions in the event Regions fails to declare and pay (or set aside for payment) full dividends on the Series A Preferred Stock.

As long as the Series A Preferred Stock is outstanding, dividend payments and repurchases or redemptions relating to certain equity securities, including Regions common stock, are prohibited until all accrued and unpaid dividends are paid on such preferred stock, subject to certain limited exceptions. In addition, prior to November 14, 2011, unless Regions has redeemed all of the Series A Preferred Stock or the U.S. Treasury has transferred all of the Series A Preferred Stock to third parties, the consent of the U.S. Treasury will be required for Regions to, among other things, increase its common stock dividend above $0.10 except in limited circumstances. Regions has reduced its quarterly common stock dividend to $0.01 per share and does not expect to increase its quarterly dividend above such level for the foreseeable future. Also, Regions is a bank holding company, and its ability to declare and pay dividends is dependent on certain federal regulatory considerations, including the guidelines of the Federal Reserve regarding capital adequacy and dividends.

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

	Cumulative Total Return
	12/31/2005	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010
Regions	$100.00	$114.92	$76.26	$27.47	$18.84	$25.07
S&P 500 Index	100.00	115.79	122.16	76.96	97.33	111.99
S&P Banks Index	100.00	115.64	89.40	56.62	52.81	63.96

Item 6.	Selected Financial Data

The information required by Item 6. is set forth in Table 1 “Financial Highlights” of “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, which is included in Item 7. of this Annual Report on Form 10-K.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

INTRODUCTION

EXECUTIVE SUMMARY

Management believes the following points summarize several of the most relevant items necessary for an understanding of the financial aspects of Regions Financial Corporation’s (“Regions” or “the Company”) business, particularly regarding its 2010 results. Cross references to more detailed information regarding each topic within Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and the consolidated financial statements are included. This summary is intended to assist in understanding the information provided, but should be read in conjunction with the entire MD&A and consolidated financial statements, as well as the other sections of this Annual Report on Form 10-K.

•

Credit—The distressed economy has increased the risk of default for many loan types. Regions entered 2008 with a concentration in investor real estate products in its Southeastern footprint. Loans extended to real estate developers or investors where repayment depends on sales of real estate, especially those loans secured by land, single-family developments and condominiums, experienced the most credit pressure. Income producing investor real estate, including loans secured by multi-family and retail developments, also came under pressure. Additionally, the risk profile of home equity products, particularly second lien mortgages in Florida, increased as real estate values fell and unemployment increased in that state. In 2010, credit risk began to moderate. However, an elevated provision for loan losses of $2.9 billion was the catalyst for the net loss available to common shareholders of $763 million in 2010. Internally criticized loans and total non-accrual loans while still elevated, migrated in favorable directions during 2010. Management is encouraged by these trends and is cautiously optimistic that credit metrics will continue to trend favorably. However, unemployment remains high throughout Regions’ footprint, property valuations continue to be pressured, and credit costs are expected to remain elevated, as compared to historical levels. Management has therefore maintained the allowance for credit losses at $3.3 billion to cover losses inherent in the loan portfolio. For more information, refer to the following additional sections within this Form 10-K:

•	2010 Overview discussion in MD&A

•	Discussion of Allowance for Credit Losses within the Critical Accounting Policies and Estimates section of MD&A

•	Other Real Estate Owned discussion within the Non-Interest Expense section of MD&A

•	Loans discussion within the Balance Sheet Analysis section of MD&A

•	Credit Risk section of MD&A

•	Note 5 “Allowance for Credit Losses” to the consolidated financial statements

•

Liquidity—At the end of 2010, Regions had interest-bearing deposits in other banks of $4.9 billion, which primarily consist of deposits at the Federal Reserve. Additionally, the loan-to-deposit ratio was 88 percent. Regions’ policy is to maintain a sufficient level of funding to meet projected cash needs, including all debt service, dividends, and maturities for the subsequent two years at the parent company and for acceptable periods at the bank and other affiliates. The Company’s funding and contingency planning does not rely on unsecured sources, although these markets are periodically tested to ensure they are available. Maturities of loans and securities provide a constant flow of funds available for cash needs. At December 31, 2010, the Company’s borrowing capacity with the Federal Reserve Discount Window was $16.6 billion based on available collateral. Borrowing capacity with the FHLB was $1.2 billion based on available collateral at the same date. The Company also has a bank note program and has issued senior and subordinated notes at the parent company level. Management believes the

Company’s liquidity position is solid and appropriate. For more information, refer to the following additional sections within this Form 10-K:

•	Discussion of Short-Term Borrowings within the Balance Sheet Analysis section of MD&A

•	Discussion of Long-Term Borrowings within the Balance Sheet Analysis section of MD&A

•	Ratings section of MD&A

•	Liquidity Risk section of MD&A

•	Note 11 “Short-Term Borrowings” to the consolidated financial statements

•	Note 12 “Long-Term Borrowings” to the consolidated financial statements

•	Note 23 “Commitments, Contingencies and Guarantees” to the consolidated financial statements

•

Interest Rate Risk—In the fourth quarter of 2010, the net interest margin expanded to 3.00 percent, largely due to a mix shift from time deposits to lower cost deposit products. Deposit costs decreased from 1.35 percent in 2009 to 0.78 percent in 2010, and stood at 0.64 percent for the fourth quarter of 2010. However, the margin continues to be negatively affected by a persistently low interest rate environment, non-performing asset levels, and maintenance of conservative balance sheet liquidity levels. Additionally, management expects the net interest margin to be pressured in the near term due in part to the recent portfolio rebalancing activity undertaken to further the Company’s capital and liquidity goals. Over the longer term, the eventual rise of benchmark interest rates will have a favorable impact on the net interest margin. The Company entered into an additional series of interest rate swaps to mitigate the risk to interest income if rates continue to remain low in the near term. These swaps offer this protection while reducing asset sensitivity through 2012. Management's 2009 decision to de-risk the securities portfolio also impacts the net interest margin. At December 31, 2010, the securities portfolio almost exclusively consisted of agency guaranteed residential mortgage-backed securities. Management expects to achieve a higher margin over the long term as excess liquidity is reinvested, the securities portfolio is repositioned, disciplined loan pricing is emphasized, the composition of the loan portfolio is migrated toward more consumer products and an advantageous deposit mix is maintained. For more information, refer to the following additional sections within this Form 10-K:

•	2010 Overview discussion in MD&A

•	Net Interest Income and Margin section of MD&A

•	Interest Rate Risk section of MD&A

•

Regulatory Capital—Regions’ ability to maintain appropriate levels of capital is critical to its safety and soundness. At December 31, 2010, Regions’ Tier 1 capital and Tier 1 common ratios were 12.40 percent and 7.85 percent, respectively. On a Basel III pro forma basis, the corresponding Basel III ratios, based on Regions’ current understanding of the guidelines, are 7.62 percent and 11.35 percent, respectively, above the respective Basel III minimums of 7 percent and 8.5 percent. Regions’ capital planning process is executed by management, overseen by the Board of Directors, and supervised by banking regulators. The process utilizes a base case, multiple adverse cases and a growth forecast. For more information, refer to the following additional sections within this Form 10-K:

•	2010 Overview discussion in MD&A

•	Bank Regulatory Capital Requirements section of MD&A

•	Note 13 “Regulatory Capital Requirements and Restrictions” to the consolidated financial statements

GENERAL

The following discussion and financial information is presented to aid in understanding Regions financial position and results of operations. The emphasis of this discussion will be on the years 2010, 2009 and 2008; in addition, financial information for prior years will also be presented when appropriate. Certain amounts in prior year presentations have been reclassified to conform to the current year presentation, except as otherwise noted.

Regions’ profitability, like that of many other financial institutions, is dependent on its ability to generate revenue from net interest income and non-interest income sources. Net interest income is the difference between the interest income Regions receives on interest-earning assets, such as loans and securities, and the interest expense Regions pays on interest-bearing liabilities, principally deposits and borrowings. Regions’ net interest income is impacted by the size and mix of its balance sheet components and the interest rate spread between interest earned on its assets and interest paid on its liabilities. Non-interest income includes fees from service charges on deposit accounts, brokerage, investment banking, capital markets, and trust activities, mortgage servicing and secondary marketing, insurance activities, and other customer services which Regions provides. Results of operations are also affected by the provision for loan losses and non-interest expenses such as salaries and employee benefits, occupancy, professional fees, FDIC insurance, other real estate owned and other operating expenses, including income taxes. In 2010, Regions’ non-interest expense included a $200 million regulatory charge related to Morgan Keegan & Company, Inc. (“Morgan Keegan”). In 2008, Regions’ non-interest expense included a non-cash $6.0 billion goodwill impairment charge.

Economic conditions, competition, new legislation and related rules impacting regulation of the financial services industry and the monetary and fiscal policies of the Federal government significantly affect financial institutions, including Regions. Lending and deposit activities and fee income generation are influenced by levels of business spending and investment, consumer income, consumer spending and savings, capital market activities, and competition among financial institutions, as well as customer preferences, interest rate conditions and prevailing market rates on competing products in Regions’ market areas.

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

In February, 2009, Regions acquired from the Federal Deposit Insurance Corporation (“FDIC”) approximately $285 million in deposits from a failed bank headquartered in Henry County, Georgia. Under the terms of the agreement with the FDIC, Regions assumed operations of the bank’s four branches and provides banking services to its former customers.

In September, 2008, Regions acquired from the FDIC approximately $900 million of deposits, primarily time deposits, from a failed bank headquartered in Alpharetta, Georgia. Under the terms of the agreement with the FDIC, Regions assumed operations of the bank’s four branches and provides banking services to its former customers.

On January 1, 2008, Regions Insurance Group, Inc., a subsidiary of Regions Financial Corporation, acquired certain assets of Barksdale Bonding and Insurance, Inc., a multi-line insurance agency headquartered in Jackson, Mississippi. In addition, in December 2008, Morgan Keegan acquired Revolution Partners, LLC, a Boston-based investment banking boutique specializing in mergers and acquisitions and private capital advisory services for the technology industry.

During 2007, Regions acquired two financial services entities. On January 2, 2007, Regions Insurance Group, Inc. acquired certain assets of Miles & Finch, Inc., a multi-line insurance agency headquartered in Kokomo, Indiana. On June 15, 2007, Morgan Keegan acquired Shattuck Hammond Partners LLC, an investment banking and financial advisory firm headquartered in New York, New York.

On November 4, 2006, Regions merged with AmSouth Bancorporation (“AmSouth”), headquartered in Birmingham, Alabama. In the stock-for-stock merger, 0.7974 shares of Regions were exchanged, on a tax-free basis, for each share of AmSouth common stock. AmSouth had total assets of approximately $58 billion (including goodwill) and operated in six states at the time of the merger. This transaction was accounted for as a purchase of 100 percent of the voting interests of AmSouth by Regions and, accordingly, financial results for periods prior to November 4, 2006 have not been restated.

Regions incurred approximately $822 million in one-time pre-tax merger-related costs to bring the two companies together. Regions recorded $185 million of such costs in goodwill during 2006. This amount was subsequently adjusted down by $3 million in 2007. The majority of merger costs flowed directly through the statements of operations. These included $201 million, $351 million, and $89 million in pre-tax merger expenses during 2008, 2007 and 2006, respectively. No merger expenses related to the AmSouth transaction were recorded after the third quarter of 2008.

Dispositions

During the first quarter of 2007, through sales to three separate buyers, Regions completed the divestiture of 52 former AmSouth branches having approximately $2.7 billion in deposits and $1.7 billion in loans. These divestitures were required in markets where the merger may have affected competition.

On March 30, 2007, Regions sold its wholly-owned non-conforming mortgage origination subsidiary, EquiFirst Corporation (“EquiFirst”) for an initial sales price of approximately $76 million. The business related to EquiFirst has been accounted for as discontinued operations and the results are presented separately on the consolidated statements of operations for all periods presented. Resolution of the sales price was completed in October 2008, and resulted in an after-tax loss of approximately $10 million. As of December 31, 2010, Regions has approximately $51 million in book value of “sub-prime” loans retained from the disposition of EquiFirst in 2007, down from the year-end 2009 balance of $61 million. Management has considered the credit quality of these loans in the calculation of the allowance for loan losses.

Business Segments

Regions provides traditional commercial, retail and mortgage banking services, as well as other financial services in the fields of investment banking, asset management, trust, mutual funds, securities brokerage, insurance and other specialty financing. Regions carries out its strategies and derives its profitability from the following business segments:

Banking/Treasury

Regions’ primary business is providing traditional commercial, retail and mortgage banking services to its customers. Regions’ banking subsidiary, Regions Bank, operates as an Alabama state-chartered bank with branch offices in Alabama, Arkansas, Florida, Georgia, Illinois, Indiana, Iowa, Kentucky, Louisiana, Mississippi, Missouri, North Carolina, South Carolina, Tennessee, Texas and Virginia. The Treasury function includes the Company’s securities portfolio and other wholesale funding activities. In 2010, Regions’ banking and treasury operations reported a loss of $433 million, as credit and credit-related costs continued to pressure this business segment.

Investment Banking/Brokerage/Trust

Regions provides investment banking, brokerage and trust services in 321 offices of Morgan Keegan, a subsidiary of Regions and one of the largest investment firms based in the South. Its lines of business include private client, retail brokerage services, fixed-income capital markets, equity capital markets, trust, and asset management. In 2010, Morgan Keegan’s operations reported a loss of $116 million, which was driven by a $200 million regulatory charge.

Insurance

Regions provides insurance-related services through Regions Insurance Group, Inc., a subsidiary of Regions. Regions Insurance Group is one of the 25 largest insurance brokers in the country. The insurance segment includes all business associated with insurance coverage for various lines of personal and commercial insurance, such as property, casualty, life, health and accident insurance. The insurance segment also offers credit-related insurance products, such as term life, credit life, environmental, crop and mortgage insurance, as well as debt cancellation products to customers of Regions. Insurance activities contributed $10 million of net income in 2010.

Merger Charges and Discontinued Operations

The reportable segment designated Merger Charges and Discontinued Operations includes merger charges related to the AmSouth acquisition and the results of EquiFirst for the periods presented. These amounts are excluded from other reportable segments because management reviews the results of the other reportable segments excluding these items.

During 2010, minor reclassifications were made from the Banking/Treasury segment to the Insurance segment to more appropriately present management’s current view of the segments. Prior year disclosures have been adjusted to conform to the 2010 presentation. See Note 22 “Business Segment Information” to the consolidated financial statements for further information on Regions’ business segments.

Table 1—Financial Highlights

	2010	2009	2008	2007	2006
	(In millions, except per share data)
EARNINGS SUMMARY
Interest income	$4,689	$5,332	$6,563	$8,074	$5,649
Interest expense	1,257	1,997	2,720	3,676	2,341

Net interest income	3,432	3,335	3,843	4,398	3,308
Provision for loan losses	2,863	3,541	2,057	555	142

Net interest income (loss) after provision for loan losses	569	(206)	1,786	3,843	3,166
Non-interest income	3,531	3,755	3,073	2,856	2,030
Non-interest expense	4,985	4,751	10,792	4,660	3,204

Income (loss) before income taxes from continuing operations	(885)	(1,202)	(5,933)	2,039	1,992
Income tax expense (benefit)	(346)	(171)	(348)	646	619

Income (loss) from continuing operations	(539)	(1,031)	(5,585)	1,393	1,373

Income (loss) from discontinued operations before income taxes	—	—	(18)	(217)	(32)
Income tax expense (benefit)	—	—	(7)	(75)	(13)

Income (loss) from discontinued operations	—	—	(11)	(142)	(19)

Net income (loss)	$(539)	$(1,031)	$(5,596)	$1,251	$1,354

Income (loss) from continuing operations available to common shareholders	$(763)	$(1,261)	$(5,611)	$1,393	$1,373

Net income (loss) available to common shareholders	$(763)	$(1,261)	$(5,622)	$1,251	$1,354

Earnings (loss) per common share from continuing operations—basic	$(0.62)	$(1.27)	$(8.07)	$1.97	$2.74
Earnings (loss) per common share from continuing operations—diluted	(0.62)	(1.27)	(8.07)	1.95	2.71
Earnings (loss) per common share—basic	(0.62)	(1.27)	(8.09)	1.77	2.70
Earnings (loss) per common share—diluted	(0.62)	(1.27)	(8.09)	1.76	2.67
Return on average tangible common stockholders’ equity (non-GAAP)	(9.29)%	(14.92)%	(71.29)%	15.12%	22.18%
Return on average common stockholders’ equity	(5.47)	(8.82)	(28.81)	6.24	10.94
Return on average total assets, (non-GAAP)	(0.56)	(0.88)	(3.90)	0.90	1.41
BALANCE SHEET SUMMARY
At year-end
Loans, net of unearned income	$82,864	$90,674	$97,419	$95,379	$94,551
Assets	132,351	142,318	146,248	141,042	143,369
Deposits	94,614	98,680	90,904	94,775	101,228
Long-term debt	13,190	18,464	19,231	11,325	8,643
Stockholders’ equity	16,734	17,881	16,813	19,823	20,701
Average balances
Loans, net of unearned income	86,660	94,523	97,601	94,372	64,766
Assets	135,955	142,759	143,947	138,757	95,800
Deposits	96,489	94,612	90,077	95,725	67,466
Long-term debt	15,547	18,588	13,510	9,698	6,856
Stockholders’ equity	17,444	17,773	19,939	20,036	12,369
SELECTED RATIOS
Tangible common stockholders’ equity to tangible assets (non-GAAP)	6.04%	6.22%	5.43%	6.13%	6.81%
Allowance for loan losses as a percentage of loans, net of unearned income	3.84	3.43	1.87	1.39	1.12
Allowance for credit losses as a percentage of loans, net of unearned income	3.93	3.52	1.95	1.45	1.17
Efficiency Ratio (non-GAAP)	71.83	72.08	64.97	58.83	56.44
Tier 1 common (non-GAAP)	7.85	7.15	6.57	NM	NM
Tier 1 capital	12.40	11.54	10.38	7.29	8.07
Total capital	16.35	15.78	14.64	11.25	11.54
COMMON STOCK DATA
Cash dividends declared per common share	$0.04	$0.13	$0.96	$1.46	$1.40
Stockholders’ common equity per share	10.62	11.97	19.53	28.58	28.36
Market value at year end	7.00	5.29	7.96	23.65	37.40
Market price range:
High	9.33	9.07	25.84	38.17	39.15
Low	5.12	2.35	6.41	22.84	32.37
Total trading volume	6,381	8,747	3,411	912	301
Dividend payout ratio	NM	NM	NM	82.49	51.85
Shareholders of record at year-end (actual)	76,996	81,166	83,600	85,060	84,877
Weighted-average number of common shares outstanding
Basic	1,227	989	695	708	502
Diluted	1,227	989	695	713	507

(1)	Beginning in 2010, tangible ratios are computed net of deferred taxes associated with intangible assets. Prior periods have been revised to conform with current presentation.
(2)	NM—Not meaningful

2010 OVERVIEW

Regions reported a net loss available to common shareholders of $763 million or $0.62 per diluted common share in 2010. Significant drivers of 2010 results include an elevated provision for loan losses and other real estate expenses, as well as a $200 million regulatory charge related to Morgan Keegan. These items were partially offset by higher net interest income.

Net interest income was $3.4 billion in 2010 compared to $3.3 billion in 2009. The net interest margin (taxable-equivalent basis) was 2.90 percent in 2010, compared to 2.67 percent during 2009. The margin improvement was driven primarily by a decrease of 60 basis points in the cost of interest-bearing liabilities, while being partially offset by a 30 basis point decline in the overall yield on interest earning assets. This dynamic reflected efforts to improve deposit costs and pricing on loans, while managing the challenges posed by a low interest rate environment. Long-term interest rates in particular remained low in 2010, pressuring yields on fixed-rate loan and securities portfolios, and contributed to the decline in the yield on taxable securities from 4.78 percent in 2009 to 3.66 percent in 2010. The overall costs of deposits improved from 1.35 percent in 2009 to 0.78 percent in 2010, although short-term interest rates (e.g. Fed Funds) remained relatively stable. The product mix of deposits improved as well, as declines in higher cost certificates of deposits accompanied increases in other low cost checking, savings and money market products.

Although the net interest margin increased in 2010, the factors that have pressured it are likely to persist, including those directly and indirectly associated with the erosion of economic and industry conditions since late 2007. These factors include a continuation of a low level of interest rates, higher costs of new debt issuances, elevated non-performing asset levels and costs associated with managing to prudent levels of liquidity risk. The combination of these factors may even lead to a modest decline in margin in the near term from 3.00 percent in the fourth quarter of 2010. Additionally, management expects the net interest margin to be pressured in the near term due in part to the recent portfolio rebalancing activity to further the Company’s capital and liquidity goals. However, Regions’ balance sheet is in an asset sensitive position such that if economic conditions were to improve more rapidly, thereby resulting in a rise in interest rates, the net interest margin would likely respond favorably.

Net charge-offs totaled $2.8 billion, or 3.22 percent of average loans in 2010 compared to $2.3 billion, or 2.38 percent of average loans in 2009. The increased loss rate reflected seasoning of losses as the Company moves through the credit cycle as well as the impact of opportunistic asset dispositions which increased charge-offs and decreased average loan balances. Non-performing assets decreased $494 million between December 31, 2009 and December 31, 2010 to $3.9 billion.

The provision for loan losses is used to maintain the allowance for loan losses at a level that, in management’s judgment, is adequate to cover losses inherent in the loan portfolio as of the balance sheet date. During 2010, the provision for loan losses decreased to $2.9 billion compared to $3.5 billion in 2009. The allowance for credit losses was $3.3 billion, or 3.93 percent of loans, at December 31, 2010 as compared to $3.2 billion, or 3.52 percent of loans, at December 31, 2009. The stabilization in the level of the allowance reflects moderating credit trends.

Non-interest income decreased to $3.5 billion in 2010 from $3.8 billion in 2009. The year-over-year decrease was due primarily to several items impacting 2009 with a lower or no corresponding impact on 2010. These 2009 items include gains from terminations of leveraged leases, which were largely offset by income taxes, a gain on extinguishment of debt realized in connection with the Company’s issuance of common stock in exchange for trust preferred securities, and gains related to transactions in Visa stock. Lower mortgage income, resulting from market valuation adjustments for mortgage servicing rights and related derivatives, also drove the year-over-year decline. The decreases were largely offset by higher gains from sales of securities in 2010, as well as increases in non-interest income attributable to service charges and brokerage, investment banking and capital markets income. The impact of Regulation E on service charges was less than anticipated; however, the Company expects increased pressure on fee-based revenues in light of pending regulatory changes. See Table 2 “GAAP to Non-GAAP Reconciliation” and Table 5 “Non-Interest Income” for further details.

Non-interest expense from continuing operations totaled $5.0 billion in 2010 compared to $4.8 billion in 2009. The year-over-year increase was driven largely by a $200 million nondeductible regulatory charge related to Morgan Keegan, losses on early extinguishments of debt related to prepayment of Federal Home Loan Bank advances, and increased FDIC premiums. Higher salaries and employee benefits and credit-related costs such as other-real-estate-owned expense also contributed to the increase. These items were partially offset by lower other-than-temporary impairment on securities and a 2009 FDIC special assessment which did not repeat in 2010. See Table 8 “Non-Interest Expense (including Non-GAAP Reconciliation)” for further details.

Total loans decreased by $7.8 billion, or 8.6 percent in 2010, driven primarily by a strategic decision to lower exposure to investor real estate. Decreases in residential first mortgage, home equity, and indirect loans also contributed to the year-over-year decrease primarily resulting from consumers’ decisions to de-leverage. Total deposits decreased $4.1 billion in 2010 to $94.6 billion at December 31, 2010, primarily due to maturities of time deposits. However, low-cost customer deposits increased $4.7 billion, or 7 percent in 2010.

Regions’ Tier 1 common and Tier 1 capital ratios were 7.85 percent and 12.40 percent at December 31, 2010. Pro forma calculations indicate that the corresponding Basel III ratios, based on Regions’ current understanding of the guidelines, are approximately 7.62 percent and 11.35 percent, above the respective Basel III minimums of 7 percent and 8.5 percent.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) which was signed into law on July 21, 2010 provides some level of clarity regarding how the industry and Regions’ specific business will be affected moving forward. However, provisions in the Dodd-Frank Act remain subject to regulatory rule-making and implementation, and it will be some time before the business implications are completely defined. Proposed rules regarding regulation of interchange income would have a significant negative impact on non-interest revenues if adopted as drafted. In 2010, Regions collected $346 million in debit card income. Based on the current proposed rule, absent any mitigating actions, revenues from debit card income would likely be reduced to approximately one quarter of current levels, assuming a cap of 12 cents per transaction. Non-interest expenses (e.g., FDIC insurance premiums, compliance costs, and other regulatory fees) will also be negatively impacted by provisions included in the legislation. Additionally, trust preferred securities will be phased out as an allowable component of Tier 1 capital over a three-year period beginning in 2013.

Table 2 “GAAP to Non-GAAP Reconciliation” presents computations of earnings and certain other financial measures excluding merger, goodwill impairment and regulatory charges, including “efficiency ratio”, “average tangible common stockholders’ equity”, end of period “tangible common stockholders’ equity” and “Tier 1 common equity”, all of which are non-GAAP. Merger, goodwill impairment and regulatory charges are included in financial results presented in accordance with generally accepted accounting principles (“GAAP”). Regions believes the exclusion of merger, goodwill impairment and regulatory charges in expressing earnings and certain other financial measures, including “earnings per common share, excluding merger, goodwill impairment and regulatory charges” and “return on average tangible common stockholders’ equity, excluding merger, goodwill impairment and regulatory charges” provides a meaningful base for period-to-period and company-to-company comparisons, which management believes will assist investors in analyzing the operating results of the Company and predicting future performance. These non-GAAP financial measures are also used by management to assess the performance of Regions’ business, because management does not consider these charges to be relevant to ongoing operating results. Management and the Board of Directors utilize these non-GAAP financial measures as follows:

•	Preparation of Regions’ operating budgets

•	Monthly financial performance reporting

•	Monthly close-out “flash” reporting of consolidated results (management only)

•	Presentations to investors of Company performance

Regions believes that presenting these non-GAAP financial measures will permit investors to assess the performance of the Company on the same basis as that applied by management and the Board of Directors. The third quarter of 2008 was the final quarter for merger charges related to the AmSouth acquisition.

The efficiency ratio, which is a measure of productivity, is generally calculated as non-interest expense divided by total revenue on a fully tax equivalent basis. Management uses the efficiency ratio to monitor performance and believes this measure provides meaningful information to investors. Non-interest expense (GAAP) is presented excluding certain adjustments to arrive at adjusted non-interest expense (non-GAAP), which is the numerator for the efficiency ratio. Net interest income on a fully-taxable equivalent basis (GAAP) and non-interest income (GAAP) are added together to arrive at total revenue. Adjustments are made to arrive at adjusted total revenue (non-GAAP), which is the denominator for the efficiency ratio. Regions believes that the exclusion of these adjustments provides a meaningful base for period-to-period comparisons, which management believes will assist investors in analyzing the operating results of the Company and predicting future performance. These non-GAAP financial measures are also used by management to assess the performance of Regions’ business. It is possible that the activities related to the adjustments may recur; however, management does not consider the activities related to the adjustments to be indications of ongoing operations. Regions believes that presentation of these non-GAAP financial measures will permit investors to assess the performance of the Company on the same basis as that applied by management.

Tangible common stockholders’ equity ratios have become a focus of some investors in analyzing the capital position of the Company absent the effects of intangible assets and preferred stock. Traditionally, the Federal Reserve and other banking regulatory bodies have assessed a bank’s capital adequacy based on Tier 1 capital, the calculation of which is codified in federal banking regulations. In connection with the Federal Reserve’s Supervisory Capital Assessment Program (“SCAP”), these regulators began supplementing their assessment of the capital adequacy of a bank based on a variation of Tier 1 capital, known as Tier 1 common equity. While not codified, analysts and banking regulators have assessed Regions’ capital adequacy using the tangible common stockholders’ equity and/or the Tier 1 common equity measure. Because tangible common stockholders’ equity and Tier 1 common equity are not formally defined by GAAP or codified in the federal banking regulations, these measures are considered to be non-GAAP financial measures and other entities may calculate them differently than Regions’ disclosed calculations. Since analysts and banking regulators may assess Regions’ capital adequacy using tangible common stockholders’ equity and Tier 1 common equity, Regions believes that it is useful to provide investors the ability to assess Regions’ capital adequacy on these same bases.

Tier 1 common equity is often expressed as a percentage of risk-weighted assets. Under the risk-based capital framework, a bank’s balance sheet assets and credit equivalent amounts of off-balance sheet items are assigned to one of four broad risk categories. The aggregated dollar amount in each category is then multiplied by the risk weighting assigned to that category. The resulting weighted values from each of the four categories are added together and this sum is the risk-weighted assets total that, as adjusted, comprises the denominator of certain risk-based capital ratios. Tier 1 capital is then divided by this denominator (risk-weighted assets) to determine the Tier 1 capital ratio. Adjustments are made to Tier 1 capital to arrive at Tier 1 common equity (non-GAAP). Tier 1 common equity is also divided by the risk-weighted assets to determine the Tier 1 common equity ratio. The amounts disclosed as risk-weighted assets are calculated consistent with banking regulatory requirements.

Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied and are not audited. To mitigate these limitations, Regions has policies and procedures in place to identify and address expenses that qualify for non-GAAP presentation, including authorization and system controls to ensure accurate period-to-period comparisons. Although these non-GAAP financial measures are frequently used by stakeholders in the evaluation of a company, they have limitations as analytical tools, and should not be considered in isolation, or as a substitute for analyses of results as reported under GAAP. In particular, a measure of earnings that excludes the merger, goodwill impairment and regulatory charges does not represent the amount that effectively accrues directly to stockholders (i.e., the merger, goodwill impairment and regulatory charges are a reduction to earnings and stockholders’ equity).

The following tables provide: 1) a reconciliation of net income (loss) available to common shareholders (GAAP) to net income (loss) available to common shareholders, excluding merger, goodwill impairment and regulatory charges (non-GAAP), 2) a reconciliation of earnings (loss) per common share (GAAP) to earnings (loss) per common share, excluding merger, goodwill impairment and regulatory charges (non-GAAP), 3) a reconciliation of non-interest expense (GAAP) to adjusted non-interest expense (non-GAAP), 4) a reconciliation of non-interest income (GAAP) to adjusted non-interest income (non-GAAP), 5) computation of adjusted total revenue (non-GAAP), 6) computation of the efficiency ratio (non-GAAP), 7) a reconciliation of return on average assets (GAAP) to return on average assets, excluding merger, goodwill impairments and regulatory charges (non-GAAP), 8) a reconciliation of average and ending stockholders’ equity (GAAP) to average and ending tangible common stockholders’ equity with and without merger, goodwill impairment and regulatory charges (non-GAAP), and 9) a reconciliation of stockholders’ equity (GAAP) to Tier 1 capital (regulatory) and to Tier 1 common equity (non-GAAP).

Table 2—GAAP to Non-GAAP Reconciliation

		For Years Ended December 31
		2010	2009	2008	2007	2006
			(In millions, except per share data)
INCOME (LOSS)
Net income (loss) from continuing operations (GAAP)		$(539)	$(1,031)	$(5,585)	$1,393	$1,373
Preferred dividends and accretion (GAAP)		(224)	(230)	(26)	—	—

Net income (loss) from continuing operations available to common shareholders (GAAP)		(763)	(1,261)	(5,611)	1,393	1,373
Net income (loss) from discontinued operations, net of tax (GAAP)		—	—	(11)	(142)	(19)

Net income (loss) available to common shareholders (GAAP)	A	$(763)	$(1,261)	$(5,622)	$1,251	$1,354

Income (loss) from continuing operations available to common shareholders (GAAP)		$(763)	$(1,261)	$(5,611)	$1,393	$1,373
Merger-related charges, pre-tax
Salaries and employee benefits		—	—	134	159	66
Net occupancy expense		—	—	4	34	3
Furniture and equipment expense		—	—	5	5	1
Other		—	—	58	153	19

Total merger-related charges, pre-tax		—	—	201	351	89

Merger-related charges, net of tax		—	—	125	219	60
Goodwill impairment		—	—	6,000	—	—
Regulatory charge		200	—	—	—	—

Income from continuing operations, excluding merger, goodwill impairment and regulatory charges (non-GAAP)	B	$(563)	$(1,261)	$514	$1,612	$1,433

Weighted-average diluted shares	C	1,227	989	695	713	507
Earnings (loss) per common share—diluted (GAAP)	A/C	$(0.62)	$(1.27)	$(8.09)	$1.76	$2.67

Earnings per common share from continuing operations, excluding merger, goodwill impairment and regulatory charges—diluted (non-GAAP)	B/C	$(0.46)	$(1.27)	$0.74	$2.26	$2.83

		For Years Ended December 31
		2010	2009	2008	2007	2006
			(In millions, except per share data)
EFFICIENCY RATIO
Non-interest expense (GAAP)		$4,985	$4,751	$10,792	$4,660	$3,204
Adjustments:
Merger-related charges		—	—	(201)	(351)	(89)
Goodwill impairment		—	—	(6,000)	—	—
Regulatory charge		(200)	—	—	—	—
Mortgage servicing rights impairment		—	—	(85)	(6)	(16)
Loss on extinguishment of debt		(108)	—	(66)	—	—
FDIC special assessment		—	(64)	—	—	—
Securities impairment, net		(2)	(75)	(23)	(7)	—
Branch consolidation costs		(8)	(53)	—	—	—

Adjusted non-interest expense (non-GAAP)	D	$4,667	$4,559	$4,417	$4,296	$3,099

Net interest income, taxable-equivalent basis (GAAP)		$3,464	$3,367	$3,880	$4,437	$3,469
Non-interest income (GAAP)		3,531	3,755	3,073	2,856	2,030
Adjustments:
Securities (gains) losses, net		(394)	(69)	(92)	9	(8)
Leveraged lease termination gains		(78)	(587)	—	—	—
Visa-related gains		—	(80)	(63)	—	—
Gain on early extinguishment of debt		—	(61)	—	—	—
Gain on sale of mortgage loans		(26)	—	—	—	—

Adjusted non-interest income (non-GAAP)		3,033	2,958	2,918	2,865	2,022

Adjusted total revenue (non-GAAP)	E	$6,497	$6,325	$6,798	$7,302	$5,491

Efficiency ratio (non-GAAP)	D/E	71.83%	72.08%	64.97%	58.83%	56.44%
RETURN ON AVERAGE ASSETS
Average assets (GAAP)	F	$135,955	$142,759	$143,947	$138,757	$95,800
Return on average assets (GAAP)	A/F	-0.56%	-0.88%	-3.90%	0.90%	1.41%
Return on average assets, excluding merger, goodwill impairment and regulatory charges (non-GAAP)	B/F	-0.41%	-0.88%	0.36%	1.16%	1.50%
RETURN ON AVERAGE TANGIBLE COMMON STOCKHOLDERS’ EQUITY(1)
Average stockholders’ equity (GAAP)		$17,444	$17,773	$19,939	$20,036	$12,369
Average intangible assets (GAAP)		6,003	6,122	11,949	12,130	6,450
Average deferred tax liability related to intangibles (GAAP)		(255)	(286)	(321)	(370)	(185)
Average preferred equity (GAAP)		3,479	3,487	425	—	—

Average tangible common stockholders’ equity (non-GAAP)	G	$8,217	$8,450	$7,886	$8,276	$6,104

Average stockholders’ equity, excluding discontinued operations (GAAP)		$17,444	$17,773	$19,939	$20,013	$12,215
Average intangible assets, excluding discontinued operations (GAAP)		6,003	6,122	11,949	12,130	6,450
Average deferred tax liability related to intangibles (GAAP)		(255)	(286)	(321)	(370)	(185)
Average preferred equity (GAAP)		3,479	3,487	425	—	—

Average tangible common equity, excluding discontinued operations (non-GAAP)	H	$8,217	$8,450	$7,886	$8,253	$5,950

Return on average tangible common equity (non-GAAP)	A/G	-9.29%	-14.92%	-71.29%	15.12%	22.18%

Return on average tangible common equity, excluding discontinued operations, merger, goodwill impairment and regulatory charges (non-GAAP)	B/H	-6.85%	-14.92%	6.52%	19.53%	24.08%

		For Years Ended December 31
		2010	2009	2008	2007	2006
			(In millions, except per share data)
TANGIBLE COMMON RATIOS(1)
Ending stockholders’ equity (GAAP)		$16,734	$17,881	$16,813	$19,823	$20,701
Less: Ending intangible assets (GAAP)		5,946	6,060	6,186	12,252	12,133
Ending deferred tax liability related to intangibles (GAAP)		(240)	(269)	(303)	(339)	(401)
Ending preferred equity (GAAP)		3,380	3,602	3,307	—	—

Ending tangible common stockholders’ equity (non-GAAP)	I	$7,648	$8,488	$7,623	$7,910	$8,969

Ending total assets (GAAP)		132,351	142,318	146,248	141,042	143,369
Less: Ending intangible assets (GAAP)		5,946	6,060	6,186	12,252	12,133
Ending deferred tax liability related to intangibles (GAAP)		(240)	(269)	(303)	(339)	(401)

Ending tangible assets (non-GAAP)	J	$126,645	$136,527	$140,365	$129,129	$131,637

End of period shares outstanding	K	1,256	1,193	691	694	730
Tangible common stockholders’ equity to tangible assets (non-GAAP)	I/J	6.04%	6.22%	5.43%	6.13%	6.81%
Tangible common book value per share (non-GAAP)	I/K	$6.09	$7.11	$11.03	$11.40	$12.29
TIER 1 COMMON RISK-BASED RATIO
Stockholders’ equity (GAAP)		$16,734	$17,881	$16,813
Accumulated other comprehensive (income) loss		260	(130)	8
Non-qualifying goodwill and intangibles		(5,706)	(5,792)	(5,864)
Disallowed deferred tax assets(2)		(424)	(947)	—
Disallowed servicing assets		(27)	(25)	(16)
Qualifying non-controlling interests		92	91	91
Qualifying trust preferred securities		846	846	1,036

Tier 1 capital (regulatory)		11,775	11,924	12,068
Qualifying non-controlling interests		(92)	(91)	(91)
Qualifying trust preferred securities		(846)	(846)	(1,036)
Preferred stock		(3,380)	(3,602)	(3,307)

Tier 1 common equity (non-GAAP)	L	$7,457	$7,385	$7,634

Risk-weighted assets (regulatory)	M	94,966	103,330	116,251
Tier 1 common risk-based ratio (non-GAAP)	L/M	7.85%	7.15%	6.57%

(1)	Beginning in 2010, tangible ratios are computed net of deferred taxes associated with intangible assets. Prior periods have been revised to conform with current presentation.
(2)	Only one year of projected future taxable income may be applied in calculating deferred tax assets for regulatory capital purposes.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

Allowance for Credit Losses

The allowance for credit losses (“allowance”) consists of the allowance for loan losses and the reserve for unfunded credit commitments. These two components reflect management’s judgment of probable credit losses inherent in the portfolio and unfunded credit commitments at the balance sheet date. A full discussion of these estimates and other factors are included in the “Allowance for Credit Losses” section within the discussion of credit risk, found in a later section of this report, and Note 5 “Allowance for Credit Losses” to the consolidated financial statements.

The allowance is sensitive to a variety of internal factors, such as portfolio performance and assigned risk ratings, as well as external factors, such as interest rates and the general health of the economy. Management reviews different assumptions for variables that could result in increases or decreases in probable inherent credit losses, which may materially impact Regions’ estimate of the allowance and results of operations.

Management’s estimate of the allowance for the commercial and investor real estate portfolio segments could be affected by estimates of losses inherent in various product types as a result of fluctuations in the general economy, developments within a particular industry, or changes in an individual’s credit due to factors particular to that credit, such as competition, management or business performance. A 10 percent increase or decrease in the estimated loss rates on all pools of loans with similar risk characteristics would change estimated inherent losses by approximately $180 million. For residential real estate mortgages, home equity lending and other consumer-related loans, individual products are reviewed on a group basis or in loan pools (e.g., residential real estate mortgage pools). Losses can be affected by such factors as collateral value, loss severity, the economy and other uncontrollable factors. A 10 percent increase or decrease in the estimated loss rates on these loans would change estimated inherent losses by approximately $55 million.

Additionally, the estimate of the allowance for the entire portfolio may change due to modifications in the mix and level of loan balances outstanding and general economic conditions, as evidenced by changes in real estate demand and values, interest rates, unemployment rates, bankruptcy filings, fluctuations in the gross domestic product, and the effects of weather and natural disasters such as droughts and hurricanes. Each has the ability to result in actual loan losses that could differ from originally estimated amounts.

The pro forma inherent loss analysis presented above demonstrates the sensitivity of the allowance to key assumptions. This sensitivity analysis does not reflect an expected outcome.

Fair Value Measurements

A portion of the Company’s assets and liabilities is carried at fair value, with changes in fair value recorded either in earnings or accumulated other comprehensive income (loss). These include trading account assets, securities available for sale, mortgage loans held for sale, mortgage servicing rights and derivatives (net). From time to time, the estimation of fair value also affects other loans held for sale, which are recorded at the lower of cost or fair value. Fair value determination is also relevant for certain other assets such as foreclosed property and other real estate, which are recorded at the lower of the recorded investment in the loan/property or fair value, less estimated costs to sell the property. For example, the fair value of other real estate is determined based on recent appraisals by third parties and other market information, less estimated selling costs. Adjustments to the appraised value are made if management becomes aware of changes in the fair value of specific properties or property types. The determination of fair value also impacts certain other assets that are periodically evaluated for impairment using fair value estimates, including goodwill, other identifiable intangible assets and impaired loans.

Fair value is generally defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) as opposed to the price that would be paid to acquire the asset or received to assume the liability (an entry price), in an orderly transaction between market participants at the measurement date under current market conditions. While management uses judgment when determining the price at which willing market participants would transact when there has been a significant decrease in the volume or level of activity for the asset or liability in relation to “normal” market activity, management’s objective is to determine the point within the range of fair value estimates that is most representative of a sale to a third-party financial investor under current market conditions. The value to the Company if the asset or liability were held to maturity is not included in the fair value estimates.

A fair value measure should reflect the assumptions that market participants would use in pricing the asset or liability, including the assumptions about the risk inherent in a particular valuation technique, the effect of a restriction on the sale or use of an asset and the risk of nonperformance. Fair value is measured based on a variety of inputs the Company utilizes. Fair value may be based on quoted market prices for identical assets or liabilities traded in active markets (Level 1 valuations). If market prices are not available, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant assumptions are observable in the market are used (Level 2 valuations). Where observable market data is not available, the valuation is generated from model-based techniques that use significant assumptions not observable in the market, but observable based on Company-specific data (Level 3 valuations). These unobservable assumptions reflect the Company’s own estimates for assumptions that market participants would use in pricing the asset or liability. Valuation techniques typically include option pricing models, discounted cash flow models and similar techniques, but may also include the use of market prices of assets or liabilities that are not directly comparable to the subject asset or liability.

See Note 21 “Fair Value Measurements” to the consolidated financial statements for a detailed discussion of determining fair value.

Intangible Assets

Regions’ intangible assets consist primarily of the excess of cost over the fair value of net assets of acquired businesses (“goodwill”) and other identifiable intangible assets (primarily core deposit intangibles). Goodwill totaled $5.6 billion at both December 31, 2010 and 2009 and is allocated to each of Regions’ reportable segments (each a reporting unit), at which level goodwill is tested for impairment on an annual basis or more often if events and circumstances indicate impairment may exist (refer to Note 1 “Significant Accounting Policies” to the consolidated financial statements for further discussion of when Regions tests goodwill for impairment). Adverse changes in the economic environment, declining operations of the reporting unit, or other factors could result in a decline in the estimated implied fair value of goodwill. If the estimated implied fair value is less than the carrying amount, a loss would be recognized to reduce the carrying amount to the estimated implied fair value.

A test of goodwill for impairment consists of two steps. In Step One, the fair value of the reporting unit is compared to its carrying amount. To the extent that the fair value of the reporting unit exceeds the carrying value, impairment is not indicated and no further testing is required. Conversely, if the fair value of the reporting unit is below its carrying amount, Step Two must be performed. Step Two consists of determining the implied fair value of goodwill, which is the net difference between the after-tax valuation adjustments of assets and liabilities and the valuation adjustment to equity (from Step One) of the reporting unit.

The fair value of the reporting unit is determined using two approaches and several key assumptions. Regions utilizes the capital asset pricing model (CAPM) in order to derive the base discount rate. The inputs to the CAPM include the 20-year risk-free rate, 5-year beta for a select peer set, and the market risk premium based on published data. Once the output of the CAPM is determined, a size premium is added (also based on a published source) as well as a company-specific risk premium, which is an estimate determined by the Company and meant to compensate for the risk inherent in the future cash flow projections and inherent differences (such as business model and market perception of risk) between Regions and the peer set. The table below summarizes the discount rate used in the goodwill impairment tests of the Banking/Treasury reporting unit for the reporting periods indicated:

	4th Quarter 2010	3rd Quarter 2010	2nd Quarter 2010	1st Quarter 2010	4th Quarter 2009
Discount Rate	15%	16%	16%	16%	18%

The decrease in discount rate from the fourth quarter 2009 test to the first quarter 2010 test was driven primarily by a reduction in the company-specific risk premium, which was lowered as a result of updated forecasts that reduced uncertainty from the projected cash flows.

In the fourth quarter of 2010, Regions reduced the company-specific component of its discount rate to reflect several positive factors that occurred during the period, as well as factors which reduced the uncertainty of future cash flow projections. Specifically, the Company earned a profit and experienced improving credit metrics, including lower non-performing assets and lower gross inflows of non-performing loans than in the third quarter of 2010. Additionally, Regions experienced lower levels of criticized loans, a leading indicator of loan losses (see Note 5 “Allowance for Credit Losses” to the consolidated financial statements for further details, including a definition of “criticized loans.”) The Company also completed its three-year strategic plan, which reflected improving credit trends and included additional clarity around future cash flows that were driven by a proposed rule issued by the Federal Reserve governing debit card income and the announcements in the fourth quarter of 2010 and January of 2011 of pending non-distressed, orderly sales of financial institutions of comparable size and/or footprint to Regions. Additionally, the Basel Committee finalized its capital framework, which provided additional clarity on future equity requirements that impact the projections of future cash flows. In the judgment of management, these factors outweighed the downgrades of Regions’ debt to below investment grade during the fourth quarter of 2010, as well as new rules which are expected to increase FDIC insurance premiums.

In estimating future cash flows, a balance sheet as of the test date and a statement of operations for the last twelve months of activity for the reporting unit are compiled. From that point, future balance sheets and statements of operations are projected based on the inputs discussed below. Cash flows are based on expected future capitalization requirements due to balance sheet growth and anticipated changes in regulatory capital requirements. The baseline cash flows utilized in all models correspond to the most recent internal forecasts and/or budgets that range from 1 to 5 years. These internal forecasts are based on inputs developed in the Company’s capital planning processes.

Refer to the discussion of intangible assets in Note 1 “Summary of Significant Accounting Policies” to the consolidated financial statements for a discussion of these approaches and Note 8 “Intangible Assets” for a discussion of the assumptions. The fair values of assets and liabilities are determined using an exit price concept. Refer to the discussion of fair value in Note 1 “Summary of Significant Accounting Policies” and Note 21 “Fair Value Measurements” to the consolidated financial statements for discussions of the exit price concept and the determination of fair values of financial assets and liabilities.

In the fourth quarter of 2008, Regions performed its goodwill impairment tests for the Banking/Treasury reporting unit, which resulted in an implied fair value of goodwill of approximately $4.7 billion and a goodwill impairment charge of $6.0 billion. Throughout 2009 and continuing into the first half of 2010, in the Banking/Treasury reporting unit, the credit quality of Regions’ loan portfolio declined, which contributed to increased losses as well as elevated non-performing loan levels. Accordingly, Regions performed tests of goodwill for impairment during each quarter of 2010 and during the second, third and fourth quarters of 2009 in a manner consistent with the test conducted in the fourth quarter of 2008. The long-term fair value of equity was determined using both income and market approaches (discussed in Note 8 “Intangible Assets” of the consolidated financial statements). The results of these calculations continued to indicate that the fair value of the Banking/Treasury reporting unit was less than its carrying amount. As of December 31, 2010, the carrying amount and fair value of the Banking/Treasury reporting unit were $11.9 billion and $8.0 billion, respectively, while the carrying amount of goodwill for the reporting unit was $4.7 billion. Therefore, Step Two of the goodwill impairment test was performed. In Step Two, the fair values of the reporting unit’s assets and liabilities, including the loan portfolio, intangible assets, time deposits, debt, and others were calculated. Once the fair values were determined, deferred tax adjustments were calculated as applicable. The after-tax effects of the Step Two adjustments, which were primarily write-downs of assets to fair value, exceeded any reductions in the value of common equity determined in Step One; therefore, the results were no impairment for the Banking/Treasury reporting unit. Since the second quarter of 2009, the fair values of net assets and liabilities of the Banking/Treasury reporting unit have increased faster than the value of this reporting unit. Should the fair values of net assets continue to increase more rapidly than the fair value of this reporting unit, goodwill could be impaired in future periods.

Specific factors as of the date of filing the financial statements that could negatively impact the assumptions used in assessing goodwill for impairment include: disparities in the level of fair value changes in net assets compared to equity; adverse business trends resulting from litigation and/or regulatory actions; increasing FDIC premiums; higher loan losses; lengthened forecasts of unemployment in excess of 10 percent beyond 2012; future increased minimum regulatory capital requirements above current thresholds (refer to Note 14 “Regulatory Capital Requirements and Restrictions” to the consolidated financial statements for a discussion of current minimum regulatory requirements); future federal rules and regulations resulting from the Dodd-Frank Act; and/or a protraction in the current low level of interest rates beyond 2012.

The following tables present an analysis of independent changes in market factors or significant assumptions that could adversely impact the carrying balance of goodwill in the Banking/Treasury reporting unit and the outcome of the Step One tests for the Investment Banking/Brokerage/Trust and Insurance reporting units:

Impact to the Carrying Value of Goodwill Banking/Treasury Reporting Unit
Change in Discount Rate	Estimated Amount of Impairment
	(In millions)
+ 2%	$	(a)
+ 3%		(464)
+ 4%		(939)

Change in Tangible Book Value Multipliers (b)
- 53%	$	(a)

Improvement in Loan Fair Values
+ 2.7 Percentage Points	$	(a)
+ 3.0 Percentage Points		(172)
+ 4.0 Percentage Points		(680)

(a)	Represents the point at which the implied fair value of goodwill would approximate its carrying value.

(b)	Represents a 53 percent decline in both tangible book value multipliers of 1.0x and 1.3x for the public company method and the transaction method, respectively. The 1.0x multiplier for the public company method is before the 30 percent control premium utilized for this metric. See Note 8 for further details.

Impact to Step One Conclusion Investment Banking/Brokerage/Trust and Insurance Reporting Units
Impact of Change
Change in Discount Rate	Investment Banking/ Brokerage/Trust	Insurance
+ 1%	Pass	Pass
+ 2%	Pass	Pass
+ 3%	Fail	Pass

Change in Market Approach Multipliers (c) (d)
- 10%	Pass	Pass
- 20%	Pass	Pass
- 30%	Pass	Pass
- 40%	Fail	Pass

(c)	For Investment Banking/Brokerage/Trust, represents the percent decline in both tangible book value multipliers of 1.6x and 2.1x for the public company method and the transaction method, respectively. The 1.6x multiplier for the public company method is before the 30 percent control premium utilized for this metric. See Note 8 for further details.

(d)	For Insurance, represents the percent decline in the 17.3x multiplier for the last twelve months of net income and is before the 30 percent control premium utilized for this metric. See Note 8 for further details.

The sensitivity calculations above are hypothetical and should not be considered to be predictive of future performance. Changes in implied fair value based on adverse changes in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, the effect of an adverse variation in a particular assumption on the implied fair value of goodwill is calculated without changing any other assumption, while in reality changes in one factor may result in changes in another which may either magnify or counteract the effect of the change.

Other identifiable intangible assets, primarily core deposit intangibles, are reviewed at least annually for events or circumstances which could impact the recoverability of the intangible asset, such as loss of core deposits, increased competition or adverse changes in the economy. To the extent another identifiable intangible asset is deemed unrecoverable; an impairment loss would be recorded to reduce the carrying amount. These events or circumstances, if they occur, could be material to Regions’ operating results for any particular reporting period but the potential impact cannot be reasonably estimated.

Mortgage Servicing Rights

Regions estimates the fair value of its mortgage servicing rights in order to record them at fair value on the balance sheet. Although sales of mortgage servicing rights do occur, mortgage servicing rights do not trade in an active market with readily observable market prices and the exact terms and conditions of sales may not be readily available, and are therefore Level 3 valuations in the fair value hierarchy previously discussed. Specific characteristics of the underlying loans greatly impact the estimated value of the related mortgage servicing rights. As a result, Regions stratifies its mortgage servicing portfolio on the basis of certain risk characteristics, including loan type and contractual note rate, and values its mortgage servicing rights using discounted cash flow modeling techniques. These techniques require management to make estimates regarding future net servicing cash flows, taking into consideration historical and forecasted mortgage loan prepayment rates and discount rates. Changes in interest rates, prepayment speeds or other factors impact the fair value of mortgage servicing rights which impacts earnings. Based on a hypothetical sensitivity analysis, Regions estimates that a reduction in primary mortgage market rates of 25 basis points and 50 basis points would reduce the December 31, 2010 fair value of mortgage servicing rights by approximately 6.1 percent ($16 million) and 12.7 percent ($34 million), respectively. Conversely, 25 basis point and 50 basis point increases in these rates would increase the December 31, 2010 fair value of mortgage servicing rights by approximately 5.6 percent ($15 million) and 10.7 percent ($28 million), respectively.

The pro forma fair value analysis presented above demonstrates the sensitivity of fair values to hypothetical changes in primary mortgage rates. This sensitivity analysis does not reflect an expected outcome. Refer to the “Mortgage Servicing Rights” discussion in the “Balance Sheet” analysis section found later in this report.

Income Taxes

Accrued income taxes are reported as a component of other assets in the consolidated balance sheets and reflect management’s estimate of income taxes to be paid or received.

Deferred income taxes represent the amount of future income taxes to be paid or received and are accounted for using the asset and liability method. The net balance is reported in other assets in the consolidated balance sheets. The Company determines the realization of the net deferred tax asset based upon an evaluation of the four possible sources of taxable income: 1) the future reversals of taxable temporary differences; 2) future taxable income exclusive of reversing temporary differences and carryforwards; 3) taxable income in prior carryback years; and 4) tax-planning strategies. In projecting future taxable income, the Company utilizes forecasted pre-tax earnings, adjusts for the estimated book-tax differences and incorporates assumptions, including the amounts of income allocable to taxing jurisdictions. These assumptions require significant judgment and are consistent with the plans and estimates the Company uses to manage the underlying businesses. The realization of the deferred tax assets could be reduced in the future if these estimates are significantly different than forecasted. For a detailed discussion of realization of deferred tax assets, refer to the “Income Taxes” section found later in this report.

The Company is subject to income tax in the U.S. and multiple state and local jurisdictions. The tax laws and regulations in each jurisdiction may be interpreted differently in certain situations, which could result in a range of outcomes. Thus, the Company is required to exercise judgment regarding the application of these tax laws and regulations. In the event a dispute with a taxing authority arises, the Company will evaluate and recognize tax liabilities related to the tax uncertainties. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is different from the current estimate of the tax liabilities.

The Company’s estimate of accrued income taxes, deferred income taxes and income tax expense can also change in any period as a result of new legislative or judicial guidance impacting tax positions, as well as changes in income tax rates. Any changes, if they occur, can be significant to the Company’s financial position, results of operations or cash flows.

OPERATING RESULTS

GENERAL

Regions reported a net loss available to common shareholders of $763 million in 2010, compared to a net loss available to common shareholders of $1.3 billion in 2009. The lower loss in 2010 was primarily reflective of moderation in credit quality within the Company’s loan portfolio. However, the provision for loan losses remained elevated.

NET INTEREST INCOME AND MARGIN

Net interest income (interest income less interest expense) is Regions’ principal source of income and is one of the most important elements of Regions’ ability to meet its overall performance goals. Net interest income on a taxable-equivalent basis increased 3 percent to $3.5 billion in 2010 from $3.4 billion in 2009 despite a decrease in the level of average earning assets, from $125.9 billion in 2009 to $119.3 billion in 2010. The increase in the net interest margin to 2.90 percent in 2010 from 2.67 percent in 2009 was sufficient to offset the impact of the smaller balance sheet size.

Comparing 2010 to 2009, interest-earning asset yields were lower, decreasing 30 basis points on average. However, interest-bearing liability rates were also lower, declining by 60 basis points, which was more than enough improvement in funding costs to offset the drop in interest-earning asset yields. As a result, the net interest rate spread increased 30 basis points to 2.58 percent in 2010 as compared to 2.28 percent in 2009.

Continued low levels of long-term interest rates affected interest-earning asset yields through their influence on the behavior and pricing of fixed-rate loans and securities. Longer-term rates remained at historical low levels and fluctuated throughout the year. The yield on the benchmark 10-year U.S. Treasury note ranged from a high of 4.01 percent to a low of 2.41 percent, and for the year decreased 55 basis points, ending the year at 3.30 percent. Persistently low long-term rates can incent fixed-rate borrowers to accelerate reductions or prepayments of existing loans, often at lower rates of interest. This results in pressure on yields for portfolios that have a significant concentration of fixed-rate loans. The taxable investment securities portfolio, which contains significant residential fixed-rate exposure, for example, decreased in yield from 4.78 percent in 2009 to 3.66 percent in 2010.

The negative influence of low, long-term interest rates on net interest margin, however, was offset by improvements in liability costs. The Federal Funds rate and the Prime Rate, which are influential drivers of loan and deposit pricing on the shorter end of the yield curve, remained low at approximately 0.25 percent and 3.25 percent, respectively, throughout 2010, essentially unchanged from the previous year-end level. Despite the lack of movement in short-term rates compared to historic lows, deposit costs improved considerably from 1.35 percent in 2009 to 0.78 percent in 2010. There was substantial improvement in costs in every deposit category, including average money market accounts which declined from 0.84 percent to 0.43 percent, and yet experienced an increase in average total balance from $21.4 billion in 2009 to $26.8 billion in 2010. The improvement in overall deposit cost was also attributable to a less costly mix of deposits. For example, average time deposits declined from $32.7 billion in 2009 to $26.2 billion in 2010. Meanwhile, average non-interest bearing customer deposits increased from $20.7 billion in 2009 to $24.0 billion in 2010.

Table 3 “Consolidated Average Daily Balances and Yield/Rate Analysis” presents a detail of net interest income (on a fully taxable-equivalent basis) the net interest margin, and the net interest spread.

Table 3—Consolidated Average Daily Balances and Yield/Rate Analysis

	2010			2009			2008
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(Dollars in millions; yields on taxable-equivalent basis)
Assets
Interest-earning assets:
Federal funds sold and securities purchased under agreements to resell	$694	$3	0.43%	$503	$3	0.60%	$868	$18	2.07%
Trading account assets	1,236	44	3.56	1,599	65	4.07	1,473	66	4.48
Securities:
Taxable	23,854	873	3.66	20,221	966	4.78	16,897	828	4.90
Tax-exempt	44	1	2.27	460	29	6.30	754	61	8.09
Loans held for sale	1,281	39	3.04	1,655	55	3.32	664	36	5.42
Loans, net of unearned income(1)(2)	86,660	3,734	4.31	94,523	4,218	4.46	97,601	5,562	5.70
Other interest-earning assets	5,548	27	0.49	6,927	28	0.40	1,873	29	1.55

Total interest-earning assets	119,317	4,721	3.96	125,888	5,364	4.26	120,130	6,600	5.49
Allowance for loan losses	(3,187)			(2,240)			(1,413)
Cash and due from banks	2,105			2,245			2,522
Other non-earning assets	17,720			16,866			22,708

	$135,955			$142,759			$143,947

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Savings accounts	$4,459	4	0.09	$3,984	5	0.13	$3,744	4	0.11
Interest-bearing transaction accounts	14,404	32	0.22	14,347	40	0.28	15,058	127	0.84
Money market accounts	26,753	116	0.43	21,434	181	0.84	18,269	326	1.78
Money market accounts—foreign	601	1	0.17	1,139	3	0.26	2,828	47	1.66
Time deposits—customer	26,236	601	2.29	32,617	1,045	3.20	28,301	1,099	3.88

Total customer deposits—interest-bearing	72,453	754	1.04	73,521	1,274	1.73	68,200	1,603	2.35

Time deposits—non customer	54	1	1.85	122	2	1.64	2,083	75	3.60
Other foreign deposits	—	—	—	312	1	0.32	2,074	46	2.22

Total treasury deposits—interest-bearing	54	1	1.85	434	3	0.69	4,157	121	2.91

Total interest-bearing deposits	72,507	755	1.04	73,955	1,277	1.73	72,357	1,724	2.38
Federal funds purchased and securities sold under agreements to repurchase	2,284	3	0.13	3,166	12	0.38	7,697	171	2.22
Other short-term borrowings	963	7	0.73	5,229	42	0.80	8,704	198	2.27
Long-term borrowings	15,547	492	3.16	18,588	666	3.58	13,510	627	4.64

Total interest-bearing liabilities	91,301	1,257	1.38	100,938	1,997	1.98	102,268	2,720	2.66

Net interest spread			2.58%			2.28%			2.83%

Customer deposits—non-interest-bearing	23,982			20,657			17,720
Other liabilities	3,228			3,391			4,020
Stockholders' equity	17,444			17,773			19,939

	$135,955			$142,759			$143,947

Net interest income/margin on a taxable-equivalent basis(3)		$3,464	2.90%		$3,367	2.67%		$3,880	3.23%

1.	Loans, net of unearned income include non-accrual loans for all periods presented.
2.	Interest income includes loan fees of $36 million, $30 million and $50 million for the years ended December 31, 2010, 2009 and 2008, respectively.
3.	The computation of taxable-equivalent net interest income is based on the stautory federal income tax rate of 35%, adjusted for applicable state income taxes net of the related federal tax benefit.
4.	Total deposit costs may be calculated by dividing total interest expense on deposits by the sum of interest-bearing deposits and non-interest bearing deposits. The rates for total deposit costs equal 0.78 percent, 1.35 percent and 1.91 percent for the twelve months ended December 31, 2010, 2009 and 2008, respectively.

Table 4—Volume and Yield/Rate Variances

	2010 Compared to 2009 Change Due to			2009 Compared to 2008 Change Due to
	Volume	Yield/ Rate	Net	Volume	Yield/ Rate	Net
	(Taxable equivalent basis––in millions)
Interest income on:
Federal funds sold and securities purchased under agreements to resell	$1	$(1)	$—	$(6)	$(9)	$(15)
Trading account assets	(14)	(7)	(21)	5	(6)	(1)
Securities:
Taxable	156	(249)	(93)	159	(21)	138
Tax-exempt	(16)	(12)	(28)	(20)	(12)	(32)
Loans held for sale	(12)	(4)	(16)	37	(18)	19
Loans, net of unearned income	(342)	(142)	(484)	(171)	(1,173)	(1,344)
Other interest-earning assets	(6)	5	(1)	33	(34)	(1)

Total interest-earning assets	(233)	(410)	(643)	37	(1,273)	(1,236)

Interest expense on:
Savings accounts	1	(2)	(1)	—	1	1
Interest-bearing transaction accounts	—	(8)	(8)	(6)	(81)	(87)
Money market accounts	38	(103)	(65)	49	(194)	(145)
Money market accounts—foreign	(1)	(1)	(2)	(18)	(26)	(44)
Time deposits—customer	(181)	(263)	(444)	154	(208)	(54)

Total customer deposits—interest-bearing	(143)	(377)	(520)	179	(508)	(329)
Time deposits—non customer	(1)	—	(1)	(46)	(27)	(73)
Other foreign deposits	(1)	—	(1)	(22)	(23)	(45)

Total treasury deposits—interest-bearing	(2)	—	(2)	(68)	(50)	(118)

Total interest-bearing deposits	(145)	(377)	(522)	111	(558)	(447)
Federal funds purchased and securities sold under agreements to repurchase	(3)	(6)	(9)	(66)	(93)	(159)
Other short-term borrowings	(31)	(4)	(35)	(60)	(96)	(156)
Long-term borrowings	(102)	(72)	(174)	202	(163)	39

Total interest-bearing liabilities	(281)	(459)	(740)	187	(910)	(723)

Increase (decrease) in net interest income	$48	$49	$97	$(150)	$(363)	$(513)

Notes:

1.	The change in interest not due solely to volume or yield/rate has been allocated to the volume column and yield/rate column in proportion to the relationship of the absolute dollar amounts of the change in each.
2.	The computation of taxable-equivalent net interest income is based on the statutory federal income tax rate of 35 percent, adjusted for applicable state income taxes net of the related federal tax benefit.

Net interest income and interest-rate spread are also affected by the actions taken to manage interest rate risk. As described in the “Market Risk-Interest Rate Risk” section of MD&A, Regions employs multiple tools in order to manage the risk of variability in net interest income attributable to changes in interest rates. Among these tools are interest rate derivatives. In 2010, net interest income attributable to interest rate derivatives for hedging purposes was $515 million versus $526 million in 2009.

The mix of interest-earning assets can also affect the interest rate spread. Regions’ primary types of interest-earning assets are loans and investment securities. Certain types of interest-earning assets have historically generated larger spreads, for example, loans typically generate larger spreads than other assets, such as securities, Federal funds sold or securities purchased under agreement to resell. However, in 2010, the spread on loans remained depressed due to lower interest rates and a higher level of loans on non-accrual status. Average interest-earning assets at December 31, 2010 totaled $119.3 billion, a decrease of $6.6 billion as compared to the prior year, or 5 percent. While average earning assets declined during 2010, the mix changed somewhat, reflecting higher securities balances on average and a decline in average loans due to decreased loan demand and run-off of investor real estate.

Also affecting the interest rate spread was a continued elevated amount of interest-bearing deposits in other banks (included in “other interest-earning assets” in Table 3), primarily the Federal Reserve Bank, as a result of the Company’s liquidity management process. These funds generate a significantly lower spread than loans or securities. Average loans as a percentage of average interest-earning assets were 73 percent in 2010 and 75 percent in 2009. The categories, which are comprised of interest-earning assets, are shown in Table 3 “Consolidated Average Daily Balances and Yield/Rate Analysis”.

The proportion of average interest-earning assets to average total assets measures the effectiveness of management’s efforts to invest available funds into the most profitable interest-earning vehicles and represented 88 percent for both 2010 and 2009. This measure was consistent with the prior year as the overwhelming majority of the decline in total assets in 2010 was in interest-earning assets. Funding for Regions’ interest-earning assets comes from interest-bearing and non-interest-bearing sources. Another significant factor affecting the net interest margin is the percentage of interest-earning assets funded by interest-bearing liabilities. The percentage of average interest-earning assets funded by average interest-bearing liabilities was 77 percent in 2010 and 80 percent in 2009, also affected by the aforementioned increase in deposits in other banks.

Table 4 “Volume and Yield/Rate Variances” provides additional information with which to analyze the changes in net interest income.

Provision for Loan Losses

The provision for loan losses is used to maintain the allowance for loan losses at a level that, in management’s judgment, is adequate to cover losses inherent in the portfolio at the balance sheet date. During 2010, the provision for loan losses was $2.9 billion and net charge-offs were $2.8 billion. This compares to a provision for loan losses of $3.5 billion and net charge-offs of $2.3 billion in 2009. The decrease in the provision over charge-offs reflects moderating credit quality.

For further discussion and analysis of the total allowance for credit losses, see the “Risk Management” section found later in this report. See also Note 5 “Allowance for Credit Losses” to the consolidated financial statements.

NON-INTEREST INCOME

Non-interest income represents fees and income derived from sources other than interest-earning assets. Table 5 “Non-Interest Income” provides a detail of the components of non-interest income. Non-interest income totaled $3.5 billion in 2010 compared to $3.8 billion in 2009. The decrease in non-interest income is primarily due to revenue generated from unwinding certain leveraged lease transactions in 2009. However, this decrease in revenue was offset by a reduction in the related income tax expense, resulting in an insignificant aggregate impact to net income. Excluding the leveraged lease terminations, results reflected an increase in service charges income, brokerage, investment banking and capital markets income, and securities gains. Offsetting these increases, mortgage income declined, resulting from market valuation adjustments for mortgage servicing rights and related derivatives. Non-interest income (excluding securities transactions and leveraged lease gains) as a percent of total revenue (on a fully taxable-equivalent basis) was 44 percent in 2010 and 2009.

Table 5—Non-Interest Income

	Year Ended December 31
	2010	2009	2008
	(In millions)
Service charges on deposit accounts	$1,174	$1,156	$1,148
Brokerage, investment banking and capital markets	1,059	989	1,027
Mortgage income	247	259	138
Trust department income	196	191	234
Securities gains (losses), net	394	69	92
Insurance commissions and fees	104	105	110
Leveraged lease termination gains	78	587	—
Gain on early extinguishment of debt	—	61	—
Visa-related gains	—	80	63
Commercial credit fee income	76	70	68
Bank-owned life insurance	88	74	78
Other miscellaneous income	115	114	115

	$3,531	$3,755	$3,073

Service Charges on Deposit Accounts

Income from service charges on deposit accounts increased 2 percent and totaled $1.2 billion in both 2010 and 2009. This modest increase was due to a higher level of customer transactions and new account growth that began in 2009 and continued into 2010. These factors were slightly offset by policy changes, as well as changes related to Regulation E. Service charges will continue to be negatively impacted going forward by the policy changes and new regulations.

Interchange income, which is included in service charges on deposit accounts, will be impacted by the Federal Reserve’s rulemaking required by section 1075 of the Dodd-Frank Act. In December 2010, the Federal Reserve issued a proposed rule that would establish debit card interchange fee standards based upon one of two proposed alternatives. One alternative is an issuer-specific standard with a safe harbor set at 7 cents per transaction. The other alternative is a stand-alone cap set at 12 cents per transaction. Neither alternative makes a distinction between PIN or signature transactions and under both alternatives, the interchange fee will be much lower than 44 cents per transaction which is the average amount charged for all debit transactions according to the Federal Reserve’s study on interchange transactions. Total revenues from debit card income at Regions were $346 million in 2010 and without mitigating actions could potentially be negatively impacted going forward. Based on the current proposed rule, Regions Bank’s revenues from interchange fees would likely be reduced to approximately one quarter of current levels, based on the 12 cent alternative described above. While the final regulations are not yet known, they may have an adverse affect on Regions’ business, financial condition or results of operations.

Brokerage, Investment Banking and Capital Markets and Trust Department Income

Regions’ primary source of brokerage, investment banking and capital markets and trust revenue is its subsidiary, Morgan Keegan. Morgan Keegan’s revenues are predominantly recorded in the brokerage, investment banking and capital markets, as well as trust department income lines of the consolidated statements of operations, while a smaller portion is reported in other non-interest income. As of December 31, 2010, Morgan Keegan employed approximately 1,200 financial advisors. Morgan Keegan contributed $1.3 billion in total revenues in both 2010 and 2009.

Total brokerage, investment banking and capital markets revenues increased 7 percent to $1.1 billion in 2010 from $989 million in 2009, primarily due to an increase in the investment banking and private client brokerage services divisions. Results for 2010 reflect strength in these divisions, which is due in part to strategic acquisitions that were made in specialized industries in recent years. Customer and trust assets under management were approximately $80.0 billion and $77.0 billion, respectively, at year-end 2010 compared to approximately $75.5 billion and $70.0 billion, respectively, at year-end 2009. The rise in assets under management is primarily driven by a higher amount of asset inflows and higher end-of-period asset valuations than in the prior year.

Revenues from the private client division increased 15 percent to $476 million, and accounted for 36 percent of Morgan Keegan’s total revenue in 2010, compared to $415 million or 32 percent in 2009. Fixed-income capital markets revenues decreased $38 million to $322 million, as compared to $360 million in 2009, although revenues remained higher than in previous years, driven by institutional customers’ demand for government, mortgage-backed and municipal securities. Equity capital markets revenue was negatively impacted by the financial turmoil beginning in late 2008 and continuing through 2010. Equity capital markets revenues totaled $55 million in 2010, compared to $59 million in 2009. Investment banking revenues increased $47 million to $151 million as the division had success within its specialized industries, such as oil and gas, healthcare and technology. Trust revenues increased 7 percent to $211 million in 2010, impacted by higher average asset valuations. The asset management division produced $15 million of revenue in 2010 compared to $39 million in 2009, pressured by a lower amount of fees from commissions.

Morgan Keegan’s net income was negatively affected during 2010 by a $200 million regulatory charge related to certain funds previously administered by Morgan Keegan and Morgan Asset Management. This charge is nondeductible for income tax purposes. See Note 23 “Commitments, Contingencies and Guarantees” to the consolidated financial statements for further information.

See Note 22 “Business Segment Information” for details of net income contributed by Morgan Keegan for the years ended December 31, 2010, 2009 and 2008 and Table 6 “Morgan Keegan Revenue by Division” which illustrates Morgan Keegan’s revenues by division for the years ended December 31, 2010, 2009 and 2008.

Table 6—Morgan Keegan Revenue by Division

	Year Ended December 31
	Private Client	Fixed-Income Capital Markets	Equity Capital Markets	Investment Banking	Regions MK Trust	Asset Management	Interest and Other	Total
	(Dollars in millions)
2010
Gross revenue	$476	$322	$55	$151	$211	$15	$89	$1,319
Percent of gross revenue	36.1%	24.4%	4.2%	11.4%	16.0%	1.1%	6.8%

2009
Gross revenue	$415	$360	$59	$104	$197	$39	$108	$1,282
Percent of gross revenue	32.4%	28.1%	4.6%	8.1%	15.4%	3.0%	8.4%

2008
Gross revenue	$440	$266	$58	$158	$270	$31	$117	$1,340
Percent of gross revenue	32.8%	19.9%	4.3%	11.8%	20.2%	2.3%	8.7%

Mortgage Income

Mortgage income is generated through the origination and servicing of mortgage loans for long-term investors and sales of mortgage loans in the secondary market. Mortgage income decreased $12 million, or 5 percent to $247 million in 2010. The decrease was primarily driven by lower mortgage origination volume in 2010 as compared to 2009 due to decreased refinance activity during 2010 as compared to 2009. Mortgage originations totaled $8.2 billion in 2010 as compared to $9.6 billion in 2009. However, the decrease in origination income was partially offset by market valuation adjustments for mortgage servicing rights and related derivatives which added $16 million and $13 million to mortgage income in 2010 and 2009, respectively. See Note 21 “Fair Value of Financial Instruments” to the consolidated financial statements for further detail.

Effective January 1, 2009, Regions made an election to prospectively change the policy for accounting for residential mortgage servicing rights from the amortization method to the fair value measurement method. Under the fair value measurement method, servicing assets are measured at fair value each period with changes in fair value recorded as a component of mortgage banking income. Regions uses various derivative instruments to mitigate the effect of changes in the fair value of its mortgage servicing rights. Beginning in the fourth quarter of 2009, the Company also began using trading assets to mitigate the impact of changes in the fair value of its mortgage servicing rights. Because changes in value of trading assets are reported in brokerage income, and because earnings on these assets are reported in net interest income, the total effect of mortgage servicing rights and related hedging instruments impacts several line items in the statements of operations, as illustrated in Table 7.

Table 7—Categorization of Income Related to Mortgage Servicing Rights and Related Hedging Instruments

	2010	2009
	(In millions)
Net interest income	$3	$20
Brokerage income	4	4
Mortgage income	16	13

	$23	$37

At December 31, 2010, Regions’ servicing portfolio totaled $41.7 billion, $26.0 billion of which was serviced for third parties. At December 31, 2009, the servicing portfolio totaled $39.7 billion, $23.3 billion of which was serviced for third parties.

During 2008, the Company sold mortgage servicing rights on approximately $3.4 billion of Government National Mortgage Association (“GNMA”) loans and recognized a loss of $15 million, including transaction costs. The Company did not sell any mortgage servicing rights in 2010 or 2009.

Securities Gains (Losses), Net

Regions reported net gains of $394 million from the sale of securities available for sale in 2010, as compared to net gains of $69 million in 2009. In 2010, the company repositioned its securities portfolio and sold $9.9 billion to mitigate prepayment risk and extended the duration on the investment portfolio. In 2009, the company significantly reduced its exposure in non-agency investment securities, collateralized mortgage-backed securities and municipal bonds and through these measures sold $5.4 billion and incurred some losses on the sales. The Company’s gains were due to increased sales activity within the available for sale category as part of the Company’s asset/liability management strategies. The proceeds from the sales in 2010 and 2009 were reinvested in U.S. government agency mortgage-backed securities classified as available for sale. Refer to the “Securities” section in the “Balance Sheet Analysis” for further discussion.

In January 2011, Regions sold approximately $1.5 billion in securities, primarily agency mortgage-backed securities, and recognized a net pre-tax gain of approximately $52 million.

Leveraged Lease Termination Gains

A 2008 settlement with the IRS negatively impacted the economics of Regions’ leveraged lease portfolio. In addition, there was a mutual desire with lessees to terminate certain leases within this portfolio. Accordingly, the Company decided to terminate certain of these leases in 2010 and 2009, resulting in gains of $78 million and $587 million, respectively. However, these gains were essentially offset by related income tax expense of $74 million and $589 million, respectively, resulting in a minimal impact to net income.

Gain on Early Extinguishment of Debt

During 2009, Regions completed an exchange of common shares for outstanding 6.625 percent Trust Preferred Securities issued by Regions Financing Trust II (“the Trust”). In connection with this exchange, the Company recognized a gain on extinguishment of junior subordinated debt issued to the Trust. The extinguishment resulted in an increase to non-interest income of $61 million in 2009. For further details, see Note 14 “Stockholders’ Equity and Comprehensive Income (Loss)” to the consolidated financial statements.

Visa-Related Gains

In early 2008, Visa executed an initial public offering (“IPO”) of common stock and, in connection with the IPO, Regions’ ownership interest in Visa was converted into approximately 3.8 million shares of Class B common stock. In late 2008, Regions recognized a $63 million gain upon the redemption of these shares. In 2009, Regions sold its remaining Visa Class B common stock resulting in an $80 million gain. For further details, see Note 23 “Commitments, Contingencies, and Guarantees” to the consolidated financial statements.

Bank-Owned Life Insurance

Bank-owned life insurance income increased 19 percent to $88 million in 2010, compared to $74 million in 2009. This increase is primarily due to changes in crediting rates related to the insurance policies.

NON-INTEREST EXPENSE

The following section contains a discussion of non-interest expense from continuing operations. The largest components of non-interest expense are salaries and employee benefits, net occupancy expense and furniture and equipment expense. Non-interest expense in 2010 included a $200 million regulatory charge. Non-interest expense, excluding the regulatory charge, increased $34 million, or 1 percent, to $4.8 billion in 2010. Non-interest expense in 2008 included a $6.0 billion non-cash goodwill impairment charge and merger-related charges totaling $201 million.

Table 8 “Non-Interest Expense (including Non-GAAP reconciliation)” presents major non-interest expense components, both including and excluding the regulatory charge, merger-related charges and goodwill impairment, for the years ended December 31, 2010, 2009 and 2008. Management believes Table 8 is useful in evaluating trends in non-interest expense. Note that merger-related charges as shown in this table relate to Regions’ acquisition of AmSouth in November 2006. See Table 2 “GAAP to Non-GAAP Reconciliation” and the text preceding it for further discussion of non-GAAP financial measures.

Table 8—Non-Interest Expense (including Non-GAAP reconciliation)

	As Reported (GAAP)
	2010	2009	2008
	(In millions)
Salaries and employee benefits	$2,318	$2,269	$2,356
Net occupancy expense	448	454	442
Furniture and equipment expense	304	311	335
Professional and legal fees	303	309	214
Amortization of core deposit intangibles	107	120	134
Other real estate owned expense	209	175	103
Marketing	68	75	97
Goodwill impairment	—	—	6,000
Other-than-temporary impairments	2	75	23
Mortgage servicing rights impairment	—	—	85
FDIC special assessment	—	64	—
FDIC premiums	220	163	15
Loss on early extinguishment of debt	108	—	66
Regulatory charge	200	—	—
Other miscellaneous expenses	698	736	922

	$4,985	$4,751	$10,792

	Regulatory Charge, Merger-Related Charges and Goodwill Impairment
	2010	2009	2008
	(In millions)
Salaries and employee benefits	$—	$—	$134
Net occupancy expense	—	—	4
Furniture and equipment expense	—	—	5
Professional and legal fees	—	—	7
Amortization of core deposit intangibles	—	—	—
Other real estate owned expense	—	—	—
Marketing	—	—	13
Goodwill impairment	—	—	6,000
Other-than-temporary impairments	—	—	—
Mortgage servicing rights impairment	—	—	—
FDIC special assessment	—	—	—
FDIC premiums	—	—	—
Loss on early extinguishment of debt	—	—	—
Regulatory charge	200	—	—
Other miscellaneous expenses	—	—	38

	$200	$—	$6,201

	As Adjusted (Non-GAAP)
	2010	2009	2008
	(In millions)
Salaries and employee benefits	$2,318	$2,269	$2,222
Net occupancy expense	448	454	438
Furniture and equipment expense	304	311	330
Professional and legal fees	303	309	207
Amortization of core deposit intangibles	107	120	134
Other real estate owned expense	209	175	103
Marketing	68	75	84
Goodwill impairment	—	—	—
Other-than-temporary impairments	2	75	23
Mortgage servicing rights impairment	—	—	85
FDIC special assessment	—	64	—
FDIC premiums	220	163	15
Loss on early extinguishment of debt	108	—	66
Regulatory charge	—	—	—
Other miscellaneous expenses	698	736	884

	$4,785	$4,751	$4,591

Salaries and Employee Benefits

Total salaries and employee benefits increased $49 million, or 2 percent, in 2010. The year-over-year increase in salaries and employee benefits cost is due to higher pension and 401(k) expense as explained below. Although salaries and benefits expense increased, headcount was reduced approximately 2 percent in 2010. At December 31, 2010, Regions had 27,829 employees compared to 28,509 at December 31, 2009.

Regions provides employees who meet established employment requirements with a benefits package that includes 401(k), pension, and medical, life and disability insurance plans. New enrollment in the Regions pension plan ended effective December 31, 2000. New enrollment in the legacy AmSouth pension plan ended effective with the merger date, November 4, 2006. Former AmSouth employees enrolled as of November 4, 2006 continue to be active in the plan, but no additional participants will be added. Effective September 30, 2007, the two pension plans merged into one plan. Regions’ 401(k) plan includes a company match of eligible employee contributions. The Company temporarily suspended the pension service credit and the company match for eligible employee contributions in early 2009; however, the Company restored these benefits in January 2010. The temporary suspensions contributed to the increase in salaries and employee benefits in 2010 as compared to 2009. See Note 17 “Pension and Other Employee Benefit Plans” to the consolidated financial statements for further details.

There are various incentive plans in place in many of Regions’ lines of business that are tied to the performance levels of employees. At Morgan Keegan, commissions and incentives are a key component of compensation, which is typical in the brokerage and investment banking industry. In general, incentives are used to reward employees for selling products and services, for productivity improvements and for achievement of corporate financial goals. These achievements are determined through a review of profitability and risk management. Regions’ long-term incentive plan provides for the granting of stock options, restricted stock, restricted stock units and performance shares. See Note 16 “Share-Based Payments” to the consolidated financial statements for further information.

Net Occupancy Expense

Net occupancy expense includes rents, depreciation and amortization, utilities, maintenance, insurance, taxes, and other expenses of premises occupied by Regions and its affiliates. Occupancy expense decreased $6 million, or 1 percent, in 2010 primarily due to charges incurred in 2009 associated with the decision to consolidate 121 branches.

Furniture and Equipment Expense

Furniture and equipment expense decreased $7 million to $304 million in 2010. This decrease is primarily due to branch consolidation charges of $7 million incurred in 2009.

Professional and Legal Fees

Professional and legal fees are comprised of amounts related to legal, consulting and other professional fees. These fees decreased $6 million to $303 million in 2010, reflecting a reduction in the level of legal expenses incurred at Morgan Keegan and credit-related legal costs in 2010. Legal expenses, however, remained elevated in 2010. Refer to Note 23 “Commitments, Contingencies and Guarantees” to the consolidated financial statements for additional information.

Amortization of Core Deposit Intangibles

The premium paid for core deposits in an acquisition is considered to be an intangible asset that is amortized on an accelerated basis over its useful life. As a result, amortization of core deposit intangibles decreased 11 percent to $107 million in 2010 compared to $120 million in 2009.

Other Real Estate Owned Expense

Other real estate owned (“OREO”) expenses include the cost of adjusting foreclosed properties to fair value after these assets have been classified as OREO and net gains and losses on sales of properties, as well as other costs to maintain the property such as property taxes, security, and grounds maintenance. Through Regions’ efforts to sell foreclosed properties, OREO balances decreased $153 million to $454 million in 2010 compared to $607 million in 2009. OREO expense increased $34 million to $209 million in 2010 compared to $175 million in 2009, primarily driven by valuation declines resulting from further deterioration of the housing and real estate markets. See Note 9 “Foreclosed Properties” to the consolidated financial statements for more information.

Other-Than-Temporary Impairments (“OTTI”)

OTTI decreased $73 million during 2010 to $2 million compared to $75 million in 2009. The 2009 charges are net of the non-credit portion recorded in accumulated other comprehensive income (loss). Other-than-temporary impairment charges were minimal in 2010 due to the Company’s efforts to de-risk the portfolio and the resulting portfolio composition. Refer to Note 3 “Securities” to the consolidated financial statements for further discussion.

FDIC Premiums and Special Assessment

FDIC premiums increased in 2010 by $57 million to $220 million. The increases resulted from higher premium rates applied to a higher level of insured deposit balances. On October 7, 2008, the FDIC increased the rates banks pay for deposit insurance, while at the same time making adjustments to the system that determines the rate a bank pays the FDIC. Under this and additional proposals, the assessment rate schedule was raised on January 1, 2009. The bank regulatory agencies’ ratings, comprised of Regions Bank’s capital, asset quality, management, earnings, liquidity and sensitivity to risk, along with its long-term debt issuer ratings and financial ratios are the primary factors in determining FDIC insurance premiums.

During early 2009, Regions utilized its remaining assessment credits, which had previously offset a substantial portion of premium cost. Regions qualified for a credit of approximately $110 million, which was applied toward premiums in 2009, 2008 and 2007, thereby exhausting the credit. Under existing federal regulations, every FDIC-insured institution will pay some level of deposit insurance assessments regardless of the level of the designated reserve ratio. Regions incurred a $64 million special assessment in 2009 to help replenish the Deposit Insurance Fund. Additionally, the FDIC required all institutions to prepay, by December 31, 2009, estimated assessments for all of 2010, 2011 and 2012 based on the 2009 fourth quarter assessment rate.

In February 2011, the FDIC adopted a final rule (the “New Assessment Rule”) to revise the deposit insurance assessment system for large institutions. The New Assessment Rule changed the assessment base from deposits as the basis and utilizes a risk-based approach which calculates the assessment using average consolidated assets minus average tangible equity. Implementation of the New Assessment Rule is expected to result in an increase in FDIC expense beginning in the second quarter of 2011. For a more detailed discussion of the FDIC insurance assessment methodology and proposed changes, see the “Supervision and Regulation – FDIC Insurance Assessments” section of “Item 1. Business” of this Annual Report on Form 10-K.

Loss on Early Extinguishment of Debt

During 2010, Regions prepaid approximately $2.0 billion of FHLB advances, realizing a $108 million pre-tax loss on early extinguishment. These extinguishments were part of the Company’s asset/liability management process.

Regulatory Charge

On April 7, 2010, the SEC, a joint state task force of securities regulators from Alabama, Kentucky, Mississippi, and South Carolina and FINRA announced that they were commencing administrative proceedings against Morgan Keegan, Morgan Asset Management and certain of their employees for violations of federal and state securities laws and NASD rules relating to certain funds previously administered by Morgan Keegan and Morgan Asset Management. Based on the status of settlement negotiations, Regions believed that a loss on the matter was probable and reasonably estimable. Accordingly, at June 30, 2010, Morgan Keegan recorded a non-tax deductible $200 million charge representing the estimate of probable loss. Settlement negotiations and trial preparations are ongoing. Refer to Note 23 “Commitments, Contingencies and Guarantees” to the consolidated financial statements for additional information.

Other Miscellaneous Expenses

Other miscellaneous expenses include communications, postage, supplies, credit-related costs and business development services. Other miscellaneous expenses decreased $38 million to $698 million in 2010. The decline in 2010 was driven by various categories, including those listed above.

INCOME TAXES

The Company’s income tax benefit for 2010 was $346 million compared to a tax benefit of $171 million in 2009, resulting in an effective tax rate of 39.1 percent and 14.2 percent, respectively. The increase in income tax benefit reflects the impact of the decline in the number and amount of leveraged lease terminations offset by the recognition of the nondeductible regulatory charge and the decrease in the consolidated pre-tax loss.

The Company’s effective tax rate is affected by recurring items such as affordable housing tax credits, bank-owned life insurance and tax-exempt income, which are expected to be consistent in the near term. The effective tax rate is also affected by one-time items that may occur in any given period but are not consistent from period to period, such as the termination of certain leveraged leases and expenses that are nondeductible for income tax purposes. Accordingly, future period effective tax rates may not be comparable to the current period.

At December 31, 2010, the Company reported a net deferred tax asset of $1.4 billion. Of this amount, $960 million was generated from differences between the financial statement carrying amounts and the corresponding tax bases of assets and liabilities, of which a significant portion relates to the allowance for loan losses. These net deferred tax assets have not yet reduced taxable income and therefore, do not have a set expiration date. The remaining $427 million net deferred tax asset balance relates to tax carryforwards that have defined expiration dates which are typically 15 or 20 years from the date of creation. Of the $427 million, $92 million of this deferred tax asset is related to tax carryforwards that have expiration dates prior to the tax year 2023, and a valuation allowance of $14 million exists against these amounts.

Management’s determination of the realization of the net deferred tax asset is based upon an evaluation of the four possible sources of taxable income: 1) the future reversals of taxable temporary differences; 2) future taxable income exclusive of reversing temporary differences and carryforwards; 3) taxable income in prior carryback years; and 4) tax-planning strategies. In making a conclusion, management has evaluated all available positive and negative evidence impacting these sources of taxable income. The primary sources of positive and negative evidence impacting taxable income are summarized below.

Positive Evidence

•

History of earnings—The Company has a strong history of generating earnings and has demonstrated positive earnings in 17 of the last 20 years with the prior three years’ results of operations being impacted by unprecedented credit losses. Absent the $6.0 billion goodwill impairment charge during 2008, which had no impact on taxable net income reported on the Company’s tax returns, the Company would have generated positive earnings during that year leaving only 2009 and 2010 in loss positions. The Company did not generate any federal net operating losses or tax credit carryforwards until 2009, thus there is no history of significant tax carryforwards expiring unused.

•

Reversals of taxable temporary differences—The Company anticipates that future reversals of taxable temporary differences, including the accretion of taxable temporary differences related to leveraged leases acquired in the AmSouth merger, can absorb up to approximately $1.0 billion of deferred tax assets.

•

Creation of future taxable income—At December 31, 2010, the Company utilized all taxable income in prior carryback years. The Company has projected future taxable income that will be sufficient to absorb the remaining deferred tax assets after the reversal of future taxable temporary differences. The taxable income forecasting process utilizes the forecasted pre-tax earnings and adjusts for book-tax differences that will be exempt from taxation, primarily tax-exempt interest income and bank-owned life insurance, as well as temporary book-tax differences including the allowance for loan losses. The projections relied upon for this process are consistent with those used in the goodwill impairment test and are sourced from the Company’s economic forecasting process.

•

Strong capital position—At December 31, 2010, the Company had a Tier 1 capital ratio of 12.40 percent, substantially above the 6.0 percent minimum standard to be well capitalized. Also, the Total capital ratio of 16.35 percent substantially exceeds the 10.0 percent minimum standard to be well capitalized. The Company’s Tier 1 common ratio (non-GAAP) was 7.85 percent at December 31, 2010 (see Table 2 “GAAP to Non-GAAP Reconciliation” for further details). The Board of Governors of the Federal Reserve System has identified 4 percent as the level of Tier 1 common capital sufficient to withstand adverse economic scenarios.

•

Ability to implement tax-planning strategies—The Company has the ability to implement tax planning strategies to maximize the realization of deferred tax assets, such as the sale of appreciated assets. As an example, during 2010, the Company reported net pre-tax gains of $394 million from the sale of securities available for sale. At December 31, 2010, the Company’s portfolio of securities available for sale had $283 million of gross unrealized pre-tax gains which could absorb $108 million of deferred tax assets, which management would consider being a tax planning strategy to maximize the realization of the deferred tax assets.

Negative Evidence

•

Cumulative loss position—The Company is currently in a three-year cumulative loss position. Excluding the $6.0 billion goodwill impairment charge during 2008 and the $200 million regulatory charge taken in 2010, as these items were nondeductible for tax purposes, the cumulative pre-tax loss position for 2008 through 2010 is $1.8 billion. The cumulative loss has resulted from the unprecedented provision for loan losses of $8.5 billion during these periods, which management believes will continue to stabilize in future periods. During 2010, the provision for loan losses decreased $678 million to $2.9 billion, as compared to the provision for loan losses of $3.5 billion in 2009. Additionally, Regions reported positive net income available to common shareholders for the fourth quarter of 2010, providing positive evidence regarding the Company’s earnings.

The Company believes the positive evidence, when considered in its entirety, outweighs the negative evidence of recent pre-tax losses.

See Note 1 “Summary of Significant Accounting Policies” and Note 19 “Income Taxes” to the consolidated financial statements for additional information about income taxes.

BALANCE SHEET ANALYSIS

At December 31, 2010, Regions reported total assets of $132.4 billion compared to $142.3 billion at the end of 2009, a decrease of approximately $10.0 billion or 7 percent. The balance sheet decline reflects a decrease in loans outstanding, primarily investor real estate balances, as well as a decrease in trading account assets.

Loans

Average loans, net of unearned income, represented 73 percent of average interest-earning assets for the year ended December 31, 2010 compared to 75 percent of average interest-earning assets for the year ended December 31, 2009. Lending at Regions is generally organized along three portfolio segments: commercial (including commercial and industrial, and owner occupied commercial real estate mortgage and construction loans), investor real estate loans (commercial real estate mortgage and construction loans) and consumer loans (residential first mortgage, home equity, indirect and other consumer loans).

Regions manages loan growth with a focus on risk management and risk-adjusted return on capital. However, loan balances have declined between years as a result of decreased loan demand in response to economic pressures and management’s efforts to reduce riskier loan portfolios, such as investor real estate.

Table 9 illustrates a year-over-year comparison of loans by loan type and Table 10 provides information on selected loan maturities.

Table 9—Loan Portfolio

	2010	2009	2008
	(In millions, net of unearned income)
Commercial and industrial	$22,540	$21,547	$23,596
Commercial real estate mortgage—owner occupied	12,046	12,054	11,722
Commercial real estate construction—owner occupied	470	751	1,605

Total commercial	35,056	34,352	36,923
Commercial investor real estate mortgage	13,621	16,109	14,486
Commercial investor real estate construction	2,287	5,591	9,029

Total investor real estate	15,908	21,700	23,515
Residential first mortgage	14,898	15,632	15,839
Home equity	14,226	15,381	16,130
Indirect	1,592	2,452	3,854
Other consumer	1,184	1,157	1,158

Total consumer	31,900	34,622	36,981

	$82,864	$90,674	$97,419

	2007	2006
	(In millions, net of unearned income)
Commercial and industrial	$20,907	$24,145
Commercial real estate(1)	23,107	19,646
Commercial real estate construction(1)	13,302	14,121
Residential first mortgage	16,960	15,584
Home equity	14,962	14,889
Indirect	3,938	4,038
Other consumer	2,203	2,128

	$95,379	$94,551

(1)	Breakout of commercial real estate mortgage and construction between owner occupied and investor categories is not available for periods prior to 2008.

Table 10—Selected Loan Maturities

	Loans Maturing
	Within One Year	After One But Within Five Years	After Five Years	Total
	(In millions)
Commercial and industrial	$6,441	$11,772	$4,327	$22,540
Commercial real estate mortgage—owner-occupied	2,027	6,181	3,838	12,046
Commercial real estate construction—owner occupied	70	113	287	470

Total commercial	8,538	18,066	8,452	35,056
Commercial investor real estate mortgage	7,054	5,814	753	13,621
Commercial investor real estate construction	1,765	474	48	2,287

Total investor real estate	8,819	6,288	801	15,908

	$17,357	$24,354	$9,253	$50,964

	Predetermined Rate	Variable Rate
	(In millions)
Due after one year but within five years	$6,187	$18,167
Due after five years	4,405	4,848

	$10,592	$23,015

Note: Table 10 excludes residential first mortgage, home equity, indirect and other consumer loans.

The following sections describe the composition of the portfolio classes in Table 9 and explain variations in balances from the 2009 year-end. See the “Credit Risk” section later in this report for discussion of risk characteristics in these categories and Regions’ management of those risks.

Commercial—The Commercial category includes commercial and industrial, representing loans to commercial customers for use in normal business operations to finance working capital needs, equipment purchases and other expansion projects. Commercial also includes owner-occupied commercial real estate loans to operating businesses, which are loans for long-term financing of land and buildings, and are repaid by cash flow generated by business operations. Owner-occupied construction loans are made to commercial businesses for the development of land or construction of a building where the repayment is derived from revenues generated from the business of the borrower. During 2010, total commercial loan balances increased 2 percent, initially driven by growth experienced in certain specialty lending groups such as healthcare and energy in the Texas, Tennessee and Georgia markets. These industries have higher capital needs. Later in 2010, the growth continued more broadly across other categories and markets.

Investor Real Estate—Loans for real estate development are repaid through cash flow related to the operation, sale or refinance of the property. This portfolio segment includes extensions of credit to real estate developers or investors where repayment is dependent on the sale of real estate or income generated from the real estate collateral. A portion of Regions’ investor real estate portfolio segment is comprised of loans secured by residential product types (land, single-family and condominium loans) within Regions’ markets. Additionally, this category includes loans made to finance income-producing properties such as apartment buildings, office and industrial buildings, and retail shopping centers. The investor real estate loan segment decreased $5.8 billion from 2009 balances primarily due to strategic decisions to reduce the concentration in investor real estate in response to credit risk and economic pressure. Regions’ goal is to reduce the investor real estate portfolio segment below one hundred percent of Regions Bank’s risk-based capital, which would have been approximately $14 billion as of December 31, 2010. A full discussion of these developments is included in the “Credit Risk” section later in this report.

Residential First Mortgage—Residential first mortgage loans represent loans to consumers to finance a residence. These loans are typically financed over a 15 to 30 year term and, in most cases, are extended to borrowers to finance their primary residence. These loans experienced a $734 million decline to $14.9 billion in 2010, primarily due to a $965 million sale of residential first mortgages in the fourth quarter of 2010 in order to improve the Company’s capital and liquidity profile. Lower mortgage origination volume due to decreased net new refinance activity in 2010 as compared to 2009 also contributed to the decrease. Mortgage originations totaled $8.2 billion in 2010 as compared to $9.6 billion in 2009. Also, property values continued to decline, new and used home sales remained at historically low levels and credit markets contracted in general. See the “Credit Risk” section later in this report for additional discussion.

Home Equity—Home equity lending includes both home equity loans and lines of credit. This type of lending, which is secured by a first or second mortgage on the borrower’s residence, allows customers to borrow against the equity in their home. Real estate market values as of the time the loan or line is secured directly affect the amount of credit extended and, in addition, changes in these values impact the depth of potential losses. The vast majority of Regions’ home equity lending balances was originated through its branch network. During 2010, home equity balances decreased $1.2 billion to $14.2 billion, driven by the continued general decline in demand and lower property valuations across the Company’s operating footprint. During 2010, credit quality within the home equity portfolio continued to reflect pressure. Charge-offs during 2010 were elevated, but relatively stable as compared to 2009. The majority of the credit losses from this portfolio are related to loans where the collateral is a second lien located in Florida. A full discussion of these developments is included in the “Credit Risk” section later in this report.

Indirect—Indirect lending, which is lending initiated through third-party business partners, is largely comprised of loans made through automotive dealerships. This portfolio class decreased $860 million or 35 percent in 2010, reflecting the 2008 suspension of new originations within the indirect auto lending business and the 2007 suspension of the marine and recreational vehicle lending business. Beginning in late 2010, the Company re-entered the indirect auto lending business.

Other Consumer—Other consumer loans include direct consumer installment loans, overdrafts and other revolving credit, and educational loans. Other consumer loans totaled $1.2 billion at December 31, 2010, relatively unchanged from the prior year.

Loans Held for Sale

At December 31, 2010, loans held for sale totaled $1.5 billion, consisting of $1.2 billion of residential real estate mortgage loans and $304 million of non-performing investor real estate loans. At December 31, 2009, loans held for sale also totaled $1.5 billion, consisting of $783 million of residential real estate mortgage loans, $411 million of student loans and $317 million of non-performing investor real estate loans. The level of residential real estate mortgage and student loans held for sale fluctuates depending on the timing of origination and sale to third parties.

Allowance for Credit Losses

The allowance for credit losses represents management’s estimate of credit losses inherent in both the loan portfolio and unfunded credit commitments as of the balance sheet date. The allowance consists of two components: the allowance for loans losses, which is recorded as a contra-asset to loans, and the reserve for unfunded credit commitments, which is recorded in other liabilities. At December 31, 2010, the allowance for credit losses totaled $3.3 billion or 3.93 percent of loans, net of unearned income, compared to $3.2 billion or 3.52 percent at year-end 2009. See “Allowance for Credit Losses” in the “Credit Risk” section found later in this report for a detailed discussion of the allowance.

Securities

Regions utilizes the securities portfolio to manage liquidity, interest rate risk, and regulatory capital, as well as to take advantage of market conditions to generate a favorable return on investments without undue risk. The portfolio consists primarily of high-quality mortgage-backed and asset-backed securities. Securities represented 18 percent of total assets at December 31, 2010 compared to 17 percent at December 31, 2009. In 2010, total securities, which are almost entirely classified as available for sale, decreased $787 million, or 3 percent.

The “Market Risk-Interest Rate Risk” section, found later in this report, further explains Regions’ interest rate risk management practices. The weighted-average yield earned on securities, less equities, was 3.42 percent in 2010 and 4.22 percent in 2009. Table 11 “Securities” illustrates the carrying values of total securities by category.

Table 11—Securities

	2010	2009	2008
	(In millions)
U.S. Treasury securities	$96	$57	$901
Federal agency securities	21	51	1,705
Obligations of states and political subdivisions	30	70	757
Mortgage-backed securities:
Residential agency	21,857	22,700	12,353
Residential non-agency	22	36	1,239
Commercial agency	112	21	757
Commercial non-agency	100	—	—
Other debt securities	27	21	21
Equity securities	1,048	1,144	1,164

	$23,313	$24,100	$18,897

From time to time, Regions sells securities classified as available for sale as part of the Company’s asset/liability management strategy. As part of this process, in the first quarter of 2010, Regions sold approximately $1.4 billion of residential agency securities available for sale and recognized a gain of approximately $59 million. The proceeds were reinvested into newer issue residential agency securities with slightly longer durations. Additionally, during the fourth quarter of 2010, Regions repositioned its agency mortgage-backed securities portfolio in order to mitigate prepayment risk associated with that portfolio. Regions sold approximately $8.2 billion of available for sale securities which primarily consisted of agency mortgage-backed securities. A gain of approximately $333 million was recognized on the sale. Proceeds from the fourth quarter sales were reinvested in similar agency securities with lower coupons and longer durations.

Regions continually analyzes relative value to the Company across fixed income asset classes. The current portfolio weighting to agency mortgage-backed securities is not optimal over a longer horizon. Agency mortgage-backed securities have an advantageous credit and liquidity profile, but also carry more prepayment risk than other types of securities. Regions expects to prudently balance these benefits and risks by expanding asset classes during 2011 and 2012, as appropriate opportunities arise.

Net unrealized gains and losses in the securities available for sale portfolio are included in stockholders’ equity as accumulated other comprehensive income or loss, net of tax. At December 31, 2010, securities available for sale included a net unrealized gain of $120 million, which represented the difference between the estimated fair value of these securities as of year-end and their amortized cost. The net unrealized gain represents $283 million in gross unrealized gains and $163 million in gross unrealized losses. At December 31, 2009, securities available for sale included a net unrealized gain of $431 million, comprised of $495 million in gross unrealized gains and $64 million in gross unrealized losses.

The Company reviews its securities portfolio on a regular basis to determine if there are any conditions indicating that a security has other-than-temporary impairment. Factors considered in this determination include the length of time and the extent to which the market value has been below cost, the credit standing of the issuer, Regions’ intent to sell and whether it is more likely than not that the Company will have to sell the security before its market value recovers. During 2010, Regions recognized, in earnings, approximately $2 million of securities impairments, related to equity and other debt securities. During 2009, Regions recognized, in earnings, approximately $75 million of securities impairments, related primarily to non-agency residential mortgage-backed securities, equity securities, and a single municipal issuer. See Note 3 “Securities” to the consolidated financial statements for further details.

In January 2011, Regions sold approximately $1.5 billion in securities, primarily agency mortgage-backed securities, and recognized a net pre-tax gain of approximately $52 million.

Maturity Analysis—The average life of the securities portfolio (excluding equities) at December 31, 2010 was estimated to be 6.6 years, with a duration of approximately 3.4 years. These metrics compare with an estimated average life of 3.9 years, with a duration of approximately 1.9 years for the portfolio at December 31, 2009. Table 12 “Relative Contractual Maturities and Weighted-Average Yields for Securities” provides additional details.

Table 12—Relative Contractual Maturities and Weighted-Average Yields for Securities

	Securities Maturing
	Within One Year	After One But Within Five Years	After Five But Within Ten Years	After Ten Years	Total
	(Dollars in millions)
Securities:
U.S. Treasury securities	$11	$80	$5	$—	$96
Federal agency securities	3	7	7	4	21
Obligations of states and political subdivisions	2	6	3	19	30
Mortgage-backed securities
Residential agency	—	172	1,412	20,273	21,857
Residential non-agency	—	—	—	22	22
Commercial	—	—	54	58	112
Commercial non-agency	—	35	15	50	100
Other debt securities	4	10	2	11	27

	$20	$310	$1,498	$20,437	$22,265

Weighted-average yield	6.65%	4.06%	3.56%	3.40%	3.42%

Notes:

1.	The weighted-average yields are calculated on the basis of the yield to maturity based on the book value of each security. Weighted-average yields on tax-exempt obligations have been computed on a fully taxable-equivalent basis using a tax rate of 35 percent. Taxable-equivalent adjustments for the calculation of yields amounted to $0 as of December 31, 2010. Yields on tax-exempt obligations have not been adjusted for the non-deductible portion of interest expense used to finance the purchase of tax-exempt obligations.
2.	Federal Reserve Bank stock, Federal Home Loan Bank stock, and equity stock of other corporations held by Regions are not included in the table above.

Portfolio Quality—Regions’ investment policy emphasizes credit quality and liquidity. Securities rated in the highest category by nationally recognized rating agencies and securities backed by the U.S. Government and government sponsored agencies, both on a direct and indirect basis, represented approximately 99 percent of the investment portfolio at December 31, 2010. All other securities rated below AAA, not backed by the U.S.

Government or government sponsored agencies, or which are not rated represented less than one percent of total securities at year-end 2010. During 2009, due to the potential for downside price risk, the Company substantially eliminated its exposure in non-agency commercial mortgage-backed securities, non-agency residential mortgage-backed securities and municipal bonds. This was done in order to reduce credit risk within the portfolio. Regions increased its liquidity availability by reinvesting the proceeds in agency securities, including securities backed by GNMA.

Cash and Cash Equivalents

Cash and cash equivalents include cash and due from banks, interest-bearing deposits in other banks (including the Federal Reserve Bank), and Federal funds sold and securities purchased under agreements to resell (which have a life of 90 days or less). At December 31, 2010, these assets totaled $6.9 billion as compared to $8.0 billion at December 31, 2009. The year-over-year decrease was primarily driven by a reduction in Regions’ interest-bearing deposits in other banks, primarily lower balances in its Federal Reserve Bank account.

Trading Account Assets

Trading account assets decreased $1.9 billion to $1.1 billion at December 31, 2010. The trading account assets are primarily held at Morgan Keegan. Also included in trading account assets are securities held in rabbi trusts related to deferred compensation plans. Trading account assets are carried at market value with changes in market value reflected in the consolidated statements of operations. At the end of 2009, Regions increased holdings of U.S. Treasury and Federal agency securities held for the purpose of hedging mortgage servicing rights (see Table 7 “Impact of Mortgage Servicing Rights and Related Hedging Instruments” for further discussion). The Company exited these positions in early 2010, driving the decrease in trading account assets. Table 13 “Trading Account Assets” provides a detail by type of security.

Table 13—Trading Account Assets

	December 31
	2010	2009
	(In millions)
Trading account assets:
U.S. Treasury and Federal agency securities	$370	$2,447
Obligations of states and political subdivisions	355	264
Other securities	391	328

	$1,116	$3,039

Premises and Equipment

Premises and equipment are stated at cost, less accumulated depreciation and amortization, as applicable. Premises and equipment at December 31, 2010 decreased $99 million to $2.6 billion compared to year-end 2009. This decrease primarily resulted from the depreciation on the premises and equipment.

Goodwill

Goodwill totaled $5.6 billion at both December 31, 2010 and 2009. Refer to the “Critical Accounting Policies” section earlier in this report for detailed discussions of the Company’s methodology for testing goodwill for impairment. Refer to Note 1 “Summary of Significant Accounting Policies” and Note 8 “Intangible Assets” to the consolidated financial statements, for the methodologies and assumptions used in Step One of the goodwill impairment test. Refer to Note 21 “Fair Value Measurements” to the consolidated financial statements, for the fair value measurements of certain assets and liabilities and the valuation methodology of such pricing, which is also used for testing goodwill for impairment.

Mortgage Servicing Rights

Mortgage servicing rights at December 31, 2010 totaled $267 million compared to $247 million at December 31, 2009. A summary of mortgage servicing rights is presented in Note 6 “Servicing of Financial Assets” to the consolidated financial statements. The balances shown represent the right to service mortgage loans that are owned by other investors. Mortgage servicing rights are presented at fair value as of December 31, 2010 and 2009.

On January 1, 2009, Regions began accounting for mortgage servicing rights at fair market value with any changes to fair value being recorded within mortgage income. Also, in early 2009, Regions entered into derivative and trading asset transactions to mitigate the impact of market value fluctuations related to mortgage servicing rights. However, derivative instruments entered into in the future could be materially different from the current risk profile of Regions’ current portfolio. See the “Mortgage Income” section earlier in this report for detail regarding the effect of mortgage servicing rights and related hedging items on Regions’ consolidated statement of operations.

Other Identifiable Intangible Assets

Other identifiable intangible assets, consisting primarily of core deposit intangibles, totaled $385 million at December 31, 2010 compared to $503 million at December 31, 2009. The year-over-year decline is mainly the result of amortization. Regions noted no indicators of impairment for any other identifiable intangible assets. See Note 8 “Intangible Assets” to the consolidated financial statements for further information.

Other Assets

Other assets increased $1.5 billion to $9.4 billion as of December 31, 2010. Securities sold but not yet settled near the end of 2010 primarily drove the increase. Net deferred income tax assets also contributed to the year-over-year increase, a portion of which resulted from sales of available for sale securities, which previously carried a deferred tax liability related to their unrealized gain. The increases were partially offset by amortization of prepaid FDIC premiums and reduced foreclosed properties balances.

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

Deposits are Regions’ primary source of funds, providing funding for 81 percent of average interest-earning assets in 2010 and 75 percent of average interest-earning assets in 2009. Table 14 “Deposits” details year-over-year deposits on a period-ending basis. Total deposits as of year-end 2010 decreased $4.1 billion, or 4 percent, compared to year-end 2009. The overall decrease in deposits was primarily driven by decreases in customer time deposit accounts as a result of maturities. These decreases were partially offset by increases in domestic money market accounts. There has also been a shift from interest-bearing transaction accounts to non-interest-bearing demand accounts during the year. Regions continues to deepen and retain existing customer relationships, as well as develop new relationships through client acquisition, new checking products and money market rate offers.

Customer deposits, which are total deposits excluding deposits used for wholesale funding purposes, decreased by 4 percent to $94.6 billion on an ending basis during 2010. Decreases in customer time deposit accounts were the main source of decline. Growth in domestic money market accounts offset the decline. In 2008, the banking industry experienced very high deposit pricing due to liquidity concerns thereby accentuating pricing pressure on Regions and the industry as a whole. However, in 2009 and continuing into 2010, due to additional liquidity in the market, pricing rationale largely returned, enabling Regions to increase its low-cost customer deposits and reduce its total deposit costs from 1.35 percent in 2009 to 0.78 percent in 2010.

Table 14—Deposits

	2010	2009	2008
	(In millions)
Non-interest-bearing demand	$25,733	$23,204	$18,457
Savings accounts	4,668	4,073	3,663
Interest-bearing transaction accounts	13,423	15,791	15,022
Money market accounts—domestic	27,420	23,291	19,471
Money market accounts—foreign	569	766	1,812

Low-cost deposits	71,813	67,125	58,425
Time deposits	22,784	31,468	32,369

Customer deposits	94,597	98,593	90,794
Corporate Treasury deposits
Time deposits	17	87	110

Total deposits	$94,614	$98,680	$90,904

Regions elected to exit the Federal Deposit Insurance Corporation’s (“FDIC”) Transaction Account Guarantee (“TAG”) program on July 1, 2010. The TAG program was a component of the Temporary Liquidity Guarantee Program, whereby the FDIC guarantees all funds held at participating institutions beyond the $250,000 deposit insurance limit in qualifying transaction accounts. Regions’ decision to exit the program did not have a significant impact on liquidity. When the Dodd-Frank Act was enacted in July 2010, it permanently increased the FDIC coverage limit to $250,000. Also as a result of the Dodd-Frank Act, effective as of December 31, 2010, unlimited coverage for non-interest bearing demand transaction accounts will be provided until January 1, 2013.

Within customer deposits, non-interest-bearing deposits increased $2.5 billion to $25.7 billion, driven by an increase in non-interest bearing deposits from commercial and small businesses and a mix shift from interest-bearing transaction accounts which decreased 15 percent to $13.4 billion. Non-interest-bearing deposits accounted for approximately 27 percent of total deposits at year-end 2010 as compared to 24 percent at year-end 2009. Savings balances increased $595 million to $4.7 billion, generally reflecting growing savings trends, spurred by economic uncertainty.

Domestic money market products, which exclude foreign money market accounts, are one of Regions’ most significant funding sources. These balances increased 18 percent in 2010 to $27.4 billion or 29 percent of total deposits, compared to 24 percent of total deposits in 2009 and 21 percent of total deposits in 2008. Money market accounts steadily increased throughout 2010. Also, foreign money market accounts decreased $197 million, or 26 percent, to $569 million in 2010.

Included in customer time deposits are certificates of deposit and individual retirement accounts. The balance of customer time deposits decreased 28 percent in 2010 to $22.8 billion compared to $31.5 billion in 2009. The decrease was primarily due to maturities with minimal reinvestment by customers as a result of a decline in rates offered on these products. Customer time deposits accounted for 24 percent of total deposits in 2010 compared to 32 percent in 2009.

Consistent with 2009, total treasury deposits, which are used mainly for overnight funding purposes, remained at low levels in 2010 as the Company continued to utilize customer-based funding and other sources. The Company’s choice of overnight funding sources is dependent on the Company’s particular funding needs and the relative attractiveness of each source.

The sensitivity of Regions’ deposit rates to changes in market interest rates is reflected in Regions’ average interest rate paid on interest-bearing deposits. The rate paid on interest-bearing deposits decreased to 1.04 percent in 2010 from 1.73 percent in 2009, driven by the expiration of time deposits, the positive mix shift to lower customer products, and continuation of the low interest rate environment throughout 2010. Table 15 “Maturity of Time Deposits of $100,000 or More” presents maturities of time deposits of $100,000 or more at December 31, 2010 and 2009.

Table 15—Maturity of Time Deposits of $100,000 or More

	2010	2009
	(In millions)
Time deposits of $100,000 or more, maturing in:
3 months or less	$1,878	$3,521
Over 3 through 6 months	1,396	1,332
Over 6 through 12 months	1,898	2,442
Over 12 months	3,679	5,349

	$8,851	$12,644

SHORT-TERM BORROWINGS

See Note 11 “Short-Term Borrowings” to the consolidated financial statements for a summary of these borrowings at December 31, 2010 and 2009.

COMPANY FUNDING SOURCES

Federal funds purchased and securities sold under agreements to repurchase used for funding purposes totaled $782 million at December 31, 2010, compared to $478 million at year-end 2009. The level of Federal funds purchased and securities sold under agreements to repurchase can fluctuate significantly on a day-to-day basis, depending on funding requirements and which sources of funds are used to satisfy those needs. All such arrangements are considered typical of the banking and brokerage industries and are accounted for as borrowings.

As another source of funding, the Company utilized short-term borrowings through the issuance of FHLB advances. FHLB borrowings are used to satisfy short-term and long-term borrowing needs and can also fluctuate between periods. Short-term FHLB borrowings totaled $500 million at December 31, 2010 compared to $1.0 billion at December 31, 2009. The Company continues to utilize FHLB borrowings as a means to reduce overnight funding and diversify into slightly longer-term maturities at preferable rates. See Note 12 “Long-Term Borrowings”, to the consolidated financial statements for further discussion of Regions’ borrowing capacity with the FHLB.

As of December 31, 2010, Regions had $118 million outstanding in the Federal Reserve’s Treasury, Tax, and Loan Program, compared to $7 million at December 31, 2009. At December 31, 2010, Regions could borrow a maximum of approximately $16.6 billion from the Federal Reserve Bank Discount Window. See Note 4 “Loans” to the consolidated financial statements for further detail and discussion of loans pledged to the Federal Reserve Bank at December 31, 2010 and 2009.

Other short-term borrowings totaled $95 million at December 31, 2010 compared to $0 at December 31, 2009. This balance includes certain lines of credit that Morgan Keegan maintains with unaffiliated banks. The lines of credit provided for maximum borrowings of $640 million at December 31, 2010 and $585 million December 31, 2009.

During 2008, Regions was an active participant in the Federal Reserve’s Term Auction Facility (“TAF”) program, which was designed to address pressures in short-term funding markets, Regions continued to participate in TAF in the first half of 2009 but completely exited the program in July of 2009.

Table 16 “Selected Short-Term Borrowings Data” provides selected information for certain short-term borrowings used for funding purposes for years 2010, 2009, and 2008. In past years, data for Federal funds purchased and securities sold under agreements to repurchase for both company-funding purposes and customer-related borrowings was presented in the aggregate. Prior year amounts in Table 16 have been revised to conform to current year presentation.

Table 16—Selected Short-Term Borrowings Data

	2010	2009	2008
	(Dollars in millions)
Federal funds purchased:
Balance at year end	$19	$30	$35
Average outstanding (based on average daily balances)	68	441	3,384
Maximum amount outstanding at any month-end	106	2,011	5,583
Weighted-average interest rate at year end	0.1%	0.1%	0.1%
Weighted-average interest rate on amounts outstanding during the year (based on average daily balances)	0.1%	0.2%	2.7%
Securities sold under agreements to repurchase:
Balance at year end	$763	$448	$428
Average outstanding (based on average daily balances)	456	724	803
Maximum amount outstanding at any month-end	1,151	1,445	1,107
Weighted-average interest rate at year end	0.3%	0.4%	1.9%
Weighted-average interest rate on amounts outstanding during the year (based on average daily balances)	0.2%	0.9%	2.8%
Term Auction Facility:
Balance at year end	$—	$—	$10,000
Average outstanding (based on average daily balances)	—	3,003	5,925
Maximum amount outstanding at any month-end	—	10,000	13,000
Weighted-average interest rate at year end	—%	—%	1.1%
Weighted-average interest rate on amounts outstanding during the year (based on average daily balances)	—%	0.3%	2.0%

CUSTOMER-RELATED BORROWINGS

Repurchase agreements are also offered as commercial banking products as short-term investment opportunities for customers. The balance totaled $1.9 billion at December 31, 2010 compared to $1.4 billion at December 31, 2009. The level of these borrowings can fluctuate significantly on a day-to-day basis.

Regions, through Morgan Keegan, maintains two types of liabilities for its brokerage customers that are classified as short-term borrowings since Morgan Keegan pays its customers interest related to these liabilities. The brokerage customer position liability represents liquid funds in the customers’ brokerage accounts. The short-sale liability represents trading obligations to deliver to customers securities at a predetermined date and price. Balances due to brokerage customers totaled $324 million at December 31, 2010 as compared to $424 million at December 31, 2009. The short-sale liability was $174 million at December 31, 2010 compared to $266 million at December 31, 2009. The balance of these liabilities fluctuates frequently based on customer activity.

Customer collateral decreased $68 million to $10 million at December 31, 2010 from $78 million at December 31, 2009. This balance includes cash collateral posted by customers related to derivative transactions by swap customers of Morgan Keegan.

LONG-TERM BORROWINGS

Regions’ long-term borrowings consist primarily of FHLB borrowings, subordinated notes, senior notes and other long-term notes payable. Total long-term borrowings decreased $5.3 billion to $13.2 billion at December 31, 2010. See Note 12 “Long-Term Borrowings” to the consolidated financial statements for further discussion and detailed listing of outstandings and rates.

Membership in the FHLB system provides access to a source of lower-cost funds. As of December 31, 2010, Regions had total long-term FHLB advances of $3.7 billion, compared to $7.4 billion at December 31, 2009. During 2010, Regions prepaid approximately $2 billion of FHLB advances, realizing $108 million in pre-tax losses on early extinguishment. These extinguishments were part of the company’s asset/liability management process. The remaining decrease between years was due to maturities. Long-term FHLB structured advances have stated maturities during 2011, but are convertible quarterly at the option of the FHLB. The convertible feature provides that after a specified date in the future, the advances will remain at a fixed rate, or Regions will have the option to either pay off the advance or convert from a fixed rate to a variable rate based on the LIBOR index. The FHLB structured advances had a weighted-average interest rate of 2.5% at December 31, 2010 and 3.1% at December 31, 2009. Other FHLB advances at December 31, 2010, 2009 and 2008 had a weighted-average interest rate of 1.0%, 3.4% and 3.8%, respectively, with maturities of one to nineteen years. FHLB borrowings are contingent upon the amount of collateral pledged to the FHLB. Regions has pledged certain residential first mortgage loans on one-to-four family dwellings and home equity lines of credit as collateral for the FHLB advances outstanding. See Note 4 “Loans” to the consolidated financial statements for loans pledged to the FHLB at December 31, 2010 and 2009. Additionally, membership in the FHLB requires an institution to hold FHLB stock, and Regions held $419 million at December 31, 2010 and $473 million at December 31, 2009. Regions’ borrowing availability with the FHLB as of December 31, 2010, based on assets available for collateral at that date, was $1.2 billion.

As of December 31, 2010, Regions had outstanding subordinated notes totaling $4.3 billion, essentially unchanged from December 31, 2009. Regions’ subordinated notes consist of ten issues with interest rates ranging from 4.85% to 7.75%. All issuances of these notes are, by definition, subordinated and subject in right of payment of both principal and interest to the prior payment in full of all senior indebtedness of the Company, which is generally defined as all indebtedness and other obligations of the Company to its creditors, except subordinated indebtedness. Payment of the principal of the notes may be accelerated only in the case of certain events involving bankruptcy, insolvency proceedings or reorganization of the Company. The subordinated notes described above qualify as Tier 2 capital under Federal Reserve guidelines. None of the subordinated notes are redeemable prior to maturity.

In October 2008, the FDIC announced a new program—the Temporary Liquidity Guarantee Program (“TLGP”)—to strengthen confidence and encourage liquidity in the banking system by guaranteeing newly issued senior unsecured debt of banks, thrifts and certain holding companies, and by providing full coverage of non-interest bearing deposit transaction accounts, regardless of dollar amount. Under the original rules, certain newly issued senior unsecured debt with maturities greater than 30 days issued on or before June 30, 2009, would be backed by the “full faith and credit” of the U.S. government through June 30, 2012. The FDIC’s payment obligation under the guarantee for eligible senior unsecured debt would be triggered by a payment default. The guarantee is limited to 125 percent of senior unsecured debt as of September 30, 2008 that was scheduled to mature before June 30, 2009. This includes Federal funds purchased, promissory notes, commercial paper and certain types of inter-bank funding. Participants were charged a 50-100 basis point fee to protect their new debt issues which varies depending on the maturity date. Additionally, participants could elect to pay a fee of 37.5 basis points on their TLGP capacity for the right to issue non-guaranteed debt during the program. This fee was non-refundable and used to offset the guarantee fee for issuances until exhausted. In December 2008, Regions Bank completed an offering of $3.75 billion of qualifying senior bank notes covered by the TLGP. Payment of principal and interest on the notes will be guaranteed by the full faith and credit of the United States pursuant to the TLGP. At December 31, 2010, approximately $2 billion of this offering remained outstanding and will mature in December 2011.

As of December 31, 2010, Regions had senior debt and bank notes totaling $3.8 billion, compared to $5.3 billion at December 31, 2009. In June 2010 and December 2010, approximately $250 million and $2 billion of senior notes, respectively, matured. During 2010, Regions issued $250 million (par value) of 4.875 percent senior notes due April 2013 and $500 million (par value) of 5.75 percent senior notes due June 2015.

At December 31, 2010 and 2009, Regions had $843 million of junior subordinated notes (“JSNs”) bearing interest rates ranging from 6.625 percent to 8.875 percent. JSNs were issued to affiliated trusts, which contemporaneously issued trust preferred securities which Regions guaranteed.

Other long-term debt was $383 million at December 31, 2010 and $454 million at December 31, 2009, and had weighted-average interest rates of 2.6% and 2.9%, respectively, and a weighted-average maturity of 5.1 years and 5.3 years, respectively. As of December 31, 2010, Regions has $55 million included in other long-term debt in connection with a seller-lessee transaction with continuing involvement compared to $59 million as of December 31, 2009. Approximately $200 million related to term repurchase agreements is also included in other long-term debt at both December 31, 2010 and 2009. These arrangements are considered typical of the banking industry and are accounted for as borrowings.

In February 2010, Regions filed a shelf registration statement with the U.S. Securities and Exchange Commission. This shelf registration does not have a capacity limit and can be utilized by Regions to issue various debt and/or equity securities. The registration statement will expire in February 2013.

Regions’ Bank Note program allows Regions Bank to issue up to $20 billion aggregate principal amount of bank notes outstanding at any one time. No issuances have been made under this program as of December 31, 2010. Notes issued under the program may be senior notes with maturities from 30 days to 15 years and subordinated notes with maturities from 5 years to 30 years. These notes are not deposits and they are not insured or guaranteed by the FDIC.

Regions’ borrowing availability with the Federal Reserve Bank Discount Window as of December 31, 2010, based on assets available for collateral at that date, was $16.6 billion.

Regions may, from time to time, consider opportunistically retiring its outstanding issued securities, including subordinated debt, trust preferred securities and preferred shares in privately negotiated or open market transactions for cash or common shares.

RATINGS

During 2010, Regions experienced rating actions by Standard & Poor’s Corporation (“S&P”), Moody’s Investors Service, Fitch Ratings and Dominion Bond Rating Service (“DBRS”). The agencies downgraded obligations of Regions Financial Corporation and Regions Bank. In general, ratings agencies base their ratings on many quantitative and qualitative factors, including capital adequacy, liquidity, asset quality, business mix, probability of government support, and level and quality of earnings. Any downgrade in credit ratings by one or more ratings agencies may impact Regions in several ways, including, but not limited to, Regions’ access to the capital markets or short-term funding, borrowing cost and capacity, collateral requirements, acceptability of its letters of credit, funding of variable rate demand notes (“VRDNs”), as well as FDIC insurance costs, thereby potentially adversely impacting Regions’ financial condition and liquidity.

Table 17 “Credit Ratings” reflects the debt ratings information of Regions Financial Corporation and Regions Bank by S&P, Moody’s Investors Service, Fitch Ratings and DBRS at December 31, 2010 and 2009.

Table 17—Credit Ratings

As of December 31, 2010
	Standard & Poor’s	Moody’s	Fitch	DBRS
Regions Financial Corporation
Senior notes	BB+	Ba3	BBB-	BBB
Subordinated notes	BB	B1	BB+	BBBL
Junior subordinated notes	B	B2	BB	BBBL
Regions Bank
Short-term debt	A-3	NP*	F3	R-2H
Long-term bank deposits	BBB-	Ba1	BBB	BBBH
Long-term debt	BBB-	Ba2	BBB-	BBBH
Subordinated debt	BB+	Ba3	BB+	BBB

*	Not Prime

As of December 31, 2009
	Standard & Poor’s	Moody’s	Fitch	DBRS
Regions Financial Corporation
Senior notes	BBB	Baa3	BBB+	AL
Subordinated notes	BBB-	Ba1	BBB	BBBH
Junior subordinated notes	BB	Ba2	BBB-	BBBH
Regions Bank
Short-term debt	A-2	P-2	F2	R-1L
Long-term bank deposits	BBB+	Baa1	A-	A
Long-term debt	BBB+	Baa1	BBB+	A
Subordinated debt	BBB	Baa2	BBB	AL

On November 1, 2010, Moody’s Investors Service downgraded the ratings of 10 large U.S. regional banks, including Regions, after reducing its government support assumptions for these entities. The rationale for the downgrades reflects Moody’s view that the likelihood of government support for these institutions is lower now that the U.S. Banking system has moved beyond the financial crisis. Shortly following the downgrade by Moody’s, Regions Financial Corporation and Regions Bank received downgrades from each of the other ratings agencies, citing concerns regarding Regions’ credit quality, specifically commercial real estate loan exposures and unfavorable geographic concentrations, and the related implications for its capital, as the primary determinants of the ratings actions.

At December 31, 2010, Moody’s and S&P’s credit ratings for Regions were below investment grade. For Regions Bank, Moody’s credit ratings were below investment grade. Regions and Regions Bank remain on a credit watch with negative implications from Moody’s. Additionally, many obligations of Regions and Regions Bank remain on negative outlook by the agencies referred to above. See the “Risk Factors” section of this Annual Report on Form 10-K for more information.

A security rating is not a recommendation to buy, sell or hold securities, and the ratings are subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating.

STOCKHOLDERS’ EQUITY

Stockholders’ equity decreased to $16.7 billion at year-end 2010 versus $17.9 billion at year-end 2009. In 2010, net losses reduced stockholders’ equity by $539 million, cash dividends declared reduced stockholders’ equity by $49 million for common stock and $187 million for preferred stock, and changes in accumulated other comprehensive income decreased equity by $390 million.

On May 7, 2009, the final results of the Federal Reserve’s Supervisory Capital Assessment Program (“SCAP”) were released requiring Regions to submit a capital plan to its regulators detailing the steps to be utilized to increase total Tier 1 common equity by $2.5 billion, of which at least $0.4 billion had to be new Tier 1 equity (see Table 2 “GAAP to Non-GAAP Reconciliation” and Table 18 “Capital Ratios” for further discussion).

The Company’s public equity offering of common stock, announced May 20, 2009, resulted in the issuance of 460 million shares at $4 per share, generating proceeds of approximately $1.8 billion, net of issuance costs.

The Company also issued 287,500 shares of mandatory convertible preferred stock, Series B (“Series B shares”), generating net proceeds of approximately $278 million. Accrued dividends on the Series B shares reduced retained earnings by $12 million and $19 million during 2010 and 2009, respectively. In November 2009, a single investor converted approximately 20,000 Series B shares to common shares as allowed under the original transaction documents. On June 18, 2010, as allowed by the terms of the Series B shares, Regions initiated an early conversion of all of the remaining outstanding Series B shares. Dividends accrued and unpaid at the conversion date were settled through issuance of common shares in accordance with the original document. No Series B shares were outstanding at December 31, 2010. Approximately 63 million common shares were issued in the conversion and dividend settlement.

In addition to the offerings mentioned above, in 2009 the Company also exchanged approximately 33 million common shares for $202 million of outstanding 6.625 percent trust preferred securities issued by Regions Financing Trust II (“the Trust”). The trust preferred securities were exchanged for junior subordinated notes issued by the Company to the Trust. The Company recognized a pre-tax gain of approximately $61 million on the extinguishment of the junior subordinated notes. The increase in shareholders’ equity related to the debt for common share exchange was approximately $135 million, net of issuance costs.

These public offerings along with other capital raising efforts resulted in Regions fully meeting the Tier 1 common equity capital and exceeding the Tier 1 capital requirements prescribed by the SCAP (see Table 2 “GAAP to Non-GAAP Reconciliation” for further discussion).

At December 31, 2010, Regions had 23.1 million common shares available for repurchase through open market transactions under an existing share repurchase authorization. There were no treasury stock purchases through open market transactions during 2010 or 2009. The Company’s ability to repurchase its common stock is limited by the terms of the Purchase Agreement between Regions and the U.S. Treasury entered into on November 14, 2008, pursuant to the U.S. Treasury’s Capital Purchase Program (“CPP”). See Part II, Item 5 (“Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities”) for more information.

Regions’ ratio of stockholders’ equity to total assets was 12.6 percent at both December 31, 2010 and December 31, 2009. Regions’ ratio of tangible common stockholders’ equity (stockholders’ equity less goodwill and other identifiable intangibles and the related deferred tax liability) to total tangible assets was 6.04 percent at December 31, 2010 compared to 6.22 percent at December 31, 2009 (see Table 2 “GAAP to Non-GAAP Reconciliation” for further discussion). The decrease between years was a result of the change in accumulated other comprehensive income and the reduction in tangible assets.

In 2010, Regions decreased its annual dividend to $0.04 per common share, compared to $0.13 in 2009 and $0.96 in 2008. Regions does not expect to increase its quarterly dividend above $0.01 per common share for the foreseeable future.

BANK REGULATORY CAPITAL REQUIREMENTS

Regions and Regions Bank are required to comply with capital adequacy standards established by banking regulatory agencies. Currently, there are two basic measures of capital adequacy: a risk-based measure and a leverage measure.

The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in credit and market risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and interest rate risk, and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with specified risk-weighting factors. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. Banking organizations that are considered to have excessive interest rate risk exposure are required to maintain higher levels of capital.

The minimum standard for the ratio of total capital to risk-weighted assets is 8 percent. At least 50 percent of that capital level must consist of common equity, undivided profits and non-cumulative perpetual preferred stock, senior perpetual preferred stock issued to the U.S. Treasury under the CPP, minority interests relating to qualifying common or noncumulative perpetual preferred stock issued by a consolidated U.S. depository institution or foreign bank subsidiary, less goodwill and certain other intangibles (“Tier 1 capital”). The remainder (“Tier 2 capital”) may consist of a limited amount of other preferred stock, mandatorily convertible securities, subordinated debt, and a limited amount of the allowance for loan losses. The sum of Tier 1 capital and Tier 2 capital is “total risk-based capital” or total capital. However, under the Collins Amendment, which was passed as a section of the Dodd-Frank Act, trust preferred securities will be eliminated as an element of Tier 1 capital. This disallowance of trust preferred securities will be phased in from January 1, 2013 to January 1, 2016. Debt or equity instruments issued to the Federal government as part of the CPP are exempt from the Collins Amendment. As of December 31, 2010, Regions has $846 million of trust preferred securities that are subject to the Collins Amendment and $3.5 billion of preferred equity that is exempt from the Collins Amendment.

The banking regulatory agencies also have adopted regulations that supplement the risk-based guidelines to include a minimum ratio of 3 percent of Tier 1 capital to average assets less goodwill and disallowed deferred tax assets (the “Leverage ratio”). Depending upon the risk profile of the institution and other factors, the regulatory agencies may require a Leverage ratio of 1 percent to 2 percent above the minimum 3 percent level.

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

Regions’ Tier 1 common and Tier 1 capital ratios were 7.85 percent and 12.40 percent as of December 31, 2010. Regions is evaluating the anticipated impact of Basel III, which will begin in 2013 and is expected to be fully phased-in on January 1, 2019 . The Company’s pro forma Tier 1 common and Tier 1 capital ratios, based on Regions’ current understanding of the guidelines, are approximately 7.62 and 11.35 percent, above the Basel III minimums of 7 percent for Tier 1 common and 8.5 percent for Tier 1 capital. Regions also expects to meet the Basel III liquidity coverage ratio in its current form. However, there is still need for clarification of the Basel III rules as well as interpretation and implementation by U.S. banking regulators, so the ultimate impact on Regions is not completely known at this point. See the “Supervision and Regulation—Capital Requirements” subsection of the “Business” section and the “Risk Factors” section of this Annual Report on Form 10-K for more information.

The following chart summarizes the applicable bank regulatory capital requirements. Regions’ capital ratios at December 31, 2010 and December 31, 2009 substantially exceeded all regulatory requirements.

Table 18—Capital Ratios

	2010	2009
	(Dollars in millions)
Risk-based capital:
Stockholders’ equity (GAAP)	$16,734	$17,881
Accumulated other comprehensive (income) loss	260	(130)
Non-qualifying goodwill and intangibles	(5,706)	(5,792)
Disallowed deferred tax assets(1)	(424)	(947)
Disallowed servicing assets	(27)	(25)
Qualifying non-controlling interests	92	91
Qualifying trust preferred securities	846	846

Tier 1 capital	11,775	11,924
Qualifying subordinated debt	2,418	2,907
Adjusted allowance for loan losses(2)	1,213	1,316
Other	121	155

Tier 2 capital	3,752	4,378

Total capital	$15,527	$16,302

Risk-weighted assets (regulatory)	$94,966	$103,330
Capital ratios:
Tier 1 common risk-based ratio (non-GAAP)	7.85%	7.15%
Tier 1 capital to total risk-weighted assets	12.40	11.54
Total capital to total risk-weighted assets	16.35	15.78
Leverage	9.30	8.90
Stockholders’ equity to total assets	12.64	12.56
Common stockholders’ equity to total assets	10.09	10.03
Tangible common equity to tangible assets (non-GAAP)(3)	6.04	6.22

(1)	Only one year of projected future taxable income may be applied in calculating deferred tax assets for regulatory capital purposes.
(2)	Includes $119 million and $128 million in 2010 and 2009, respectively, associated with reserves recorded for off-balance sheet credit exposures, including derivatives.
(3)	Beginning in 2010, tangible ratios are computed net of deferred taxes associated with intangible assets. Prior periods have been revised to conform with current presentation.

See Note 13 “Regulatory Capital Requirements and Restrictions” to the consolidated financial statements for further details. As of December 31, 2010, Regions Bank had the requisite capital levels to qualify as well capitalized.

OFF-BALANCE SHEET ARRANGEMENTS

Regions has certain variable interests in unconsolidated variable interest entities (i.e., Regions is not the primary beneficiary). Regions owns the common stock of subsidiary business trusts, which have issued mandatorily redeemable preferred capital securities (“trust preferred securities”) in the aggregate of $1 billion at the time of issuance. These trusts meet the definition of a variable interest entity of which Regions is not the primary beneficiary; the trusts’ only assets are junior subordinated debentures issued by Regions, which were acquired by the trusts using the proceeds from the issuance of the trust preferred securities and common stock. The junior subordinated debentures are included in long-term borrowings (see Note 12 “Long-Term Borrowings”

to the consolidated financial statements) and Regions’ equity interests in the business trusts are included in other assets. For regulatory reporting and capital adequacy purposes, the Federal Reserve Board has indicated that such trust preferred securities will continue to constitute Tier 1 capital. Additional discussion regarding the status of capital treatment for these instruments is included in the “Supervision and Regulation—Capital Requirements” section of Item 1 of this Annual Report on Form 10-K.

Also, Regions periodically invests in various limited partnerships that sponsor affordable housing projects, which are funded through a combination of debt and equity. Regions’ maximum exposure to loss as of December 31, 2010 was $893 million, which included $196 million in unfunded commitments to the partnerships. Additionally, Regions has short-term construction loans or letters of credit commitments with the partnerships totaling $213 million as of December 31, 2010. The funded portion of these loans and letters of credit was $61 million at December 31, 2010. The funded portion is included with loans on the consolidated balance sheets. See Note 2 “Variable Interest Entities” to the consolidated financial statements for further discussion.

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

Management believes the most significant potential impact of inflation on financial results is a direct result of Regions’ ability to manage the impact of changes in interest rates. Management attempts to maintain an essentially balanced position between rate-sensitive assets and liabilities in order to minimize the impact of interest rate fluctuations on net interest income. However, this goal can be difficult to completely achieve in times of rapidly changing rate structure and is one of many factors considered in determining the company’s interest rate positioning. The Company is asset sensitive as of December 31, 2010. Refer to Table 19 “Interest Rate Sensitivity” for additional details on Regions’ interest rate sensitivity.

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

Management believes the most significant potential impact of deflation on financial results is a direct result of Regions’ ability to maintain a high amount of capital to cushion against future losses. In addition, the Company can utilize certain risk management tools to help the bank maintain its balance sheet strength even if a deflationary scenario were to develop.

RISK MANAGEMENT

Risk identification and risk management are key elements in the overall management of Regions. Management believes the primary risk exposures are market risk, liquidity risk, counterparty risk and credit risk. Market risk is the price and earnings variability (mainly reductions) arising from adverse changes in 1) the fair values of financial instruments due to changes in interest rates, exchange rates, commodity prices, equity prices or the credit quality of debt securities and/or 2) the impact to net interest income based on changes in interest rates and the associated impact on prepayments. Regions’ market risk is made up of three components: interest rate risk, prepayment risk, and capital markets and brokerage-related risks (primarily associated with Morgan Keegan). Interest rate risk is the risk to net interest income due to the impact of movements in interest rates. Prepayment risk is the risk that borrowers may repay their loans or other debt earlier than at their stated maturities. The Company, primarily through Morgan Keegan, is also subject to various market-related risks associated with its brokerage and market-related activities. Liquidity risk relates to Regions’ ability to fund present and future obligations. Counterparty risk represents the risk that a counterparty will not comply with its contractual obligations. Credit risk represents the risk that parties indebted to Regions fail to perform as contractually obligated. Regions’ primary credit risk arises from the possibility that borrowers may not be able to repay loans, and to a lesser extent, the failure of securities issuers and counterparties to perform as contractually required.

Management follows a formal policy to evaluate and document the key risks facing each line of business, how those risks can be controlled or mitigated, and how management monitors the controls to ensure that they are effective. Separate from risk acceptance, there is an independent risk assessment and reporting program. To ensure that risks within the company are presented and appropriately addressed, the Board has designated a Risk Committee of outside directors. The Risk Committee’s focus is on Regions’ overall risk profile and the committee receives reports from the Company quarterly. Additionally, Regions’ Internal Audit Division performs ongoing, independent reviews of the risk management process which are reported to the Audit Committee of the Board of Directors.

Some of the more significant processes used to manage and control these and other risks are described in the remainder of this report. External factors beyond management’s control may result in losses despite risk management efforts.

MARKET RISK—INTEREST RATE RISK

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

The primary objective of asset/liability management at Regions is to coordinate balance sheet composition with interest rate risk management to sustain a reasonable and stable net interest income throughout various interest rate cycles. In computing interest rate sensitivity for measurement, Regions compares a set of alternative interest rate scenarios to the results of a base case scenario based on “market forward rates.” The standard set of interest rate scenarios includes the traditional instantaneous parallel rate shifts of plus 100 and 200 basis points. Regions also prepares a minus 100 basis points scenario; a minus 200 basis point scenario is not considered realistic in the current rate environment. Up-rate scenarios of greater magnitude are also analyzed, and are of increased importance as the current and historic low levels of interest rates increase the relative likelihood of a rapid and substantial increase in interest rates. Regions also includes simulations of gradual interest rate movements that may more realistically mimic potential interest rate movements. These gradual scenarios include curve steepening, flattening, and parallel movements of various magnitudes phased in over a six-month period, and include rate shifts of plus and minus 100 basis points and plus 200 basis points.

Exposure to Interest Rate Movements—As of December 31, 2010, Regions was moderately asset sensitive to both gradual and instantaneous rate shifts as compared to the base case for the measurement horizon ending in December 2011. Regions continues to observe that the pace of economic recovery is at risk of being slow, which may result in a continuation of this period of low interest rates. To partially offset the adverse impact on net interest income and net interest margin attributable to an extended period of low interest rates, Regions entered into a series of receive-fixed interest rate swaps. These instruments have a final maturity in December 2012. The table below summarizes Regions’ position, and the scenarios are inclusive of all interest-rate risk hedging activities. Note that where scenarios would indicate negative interest rates, a minimum of zero is applied.

Table 19—Interest Rate Sensitivity

Gradual Change in Interest Rates	Estimated Annual Change in Net Interest Income December 31, 2010
(In millions)
+200 basis points	$168
+100 basis points	100
-100 basis points	(65)

Instantaneous Change in Interest Rates

+200 basis points	$225
+100 basis points	146
-100 basis points	(133)

Interest rate movements may also have an impact on the value of Regions’ securities portfolio, which can directly impact the carrying value of shareholders’ equity. Regions from time to time may hedge these price movements with derivatives (as discussed below). However, at December 31, 2010, Regions had no designations of hedges to mitigate price movements of securities.

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

Regions also uses derivatives to meet the needs of its customers. Interest rate swaps, interest rate options and foreign exchange forwards are the most common derivatives sold to customers. Other derivatives instruments with similar characteristics are used to hedge market risk and minimize volatility associated with this portfolio. Instruments used to service customers are held in the trading account, with changes in value recorded in the consolidated statements of operations.

The primary objective of Regions’ hedging strategies is to mitigate the impact of interest rate changes, from an economic perspective, on net interest income and the net present value of its balance sheet. The overall effectiveness of these hedging strategies is subject to market conditions, the quality of Regions’ execution, the accuracy of its valuation assumptions, counterparty credit risk and changes in interest rates. As a result, Regions’ hedging strategies may be ineffective in mitigating the impact of interest rate changes on its earnings. See Note 20 “Derivative Financial Instruments and Hedging Activities” to the consolidated financial statements for a tabular summary of Regions’ year-end derivatives positions and further discussion.

On January 1, 2009, Regions began accounting for mortgage servicing rights at fair market value with any changes to fair value being recorded within mortgage income. Also, in early 2009, Regions entered into derivative and balance sheet transactions to mitigate the impact of market value fluctuations related to mortgage servicing rights. Derivative instruments entered in the future could be materially different from the current risk profile of Regions’ current portfolio.

MARKET RISK—PREPAYMENT RISK

Regions, like most financial institutions, is subject to changing prepayment speeds on mortgage-related assets under different interest rate environments. Prepayment risk is a significant risk to earnings and specifically to net interest income. For example, mortgage loans and other financial assets may be prepaid by a debtor, so that the debtor may refinance its obligations at lower rates. As loans and other financial assets prepay in a falling rate environment, Regions must reinvest these funds in lower-yielding assets. Prepayments of assets carrying higher rates reduce Regions’ interest income and overall asset yields. Conversely, in a rising rate environment, these assets will prepay at a slower rate, resulting in opportunity cost by not having the cash flow to reinvest at higher rates. Prepayment risk can also impact the value of securities and the carrying value of equity. Regions’ greatest exposures to prepayment risks primarily rest in its mortgage-backed securities portfolio, the mortgage fixed-rate loan portfolio and the mortgage servicing asset, all of which tend to be sensitive to interest rate movements. Prepayments on mortgage-backed securities increased during 2010 due to the favorable mortgage interest rate environment that existed for the majority of the year. However, tighter lending standards, decreased home prices, and lingering uncertainty surrounding the economic environment restrained otherwise higher prepayment speeds. Regions also has prepayment risk that would be reflected in non-interest income in the form of servicing income on loans sold. Regions actively monitors prepayment exposure as part of its overall net interest income forecasting and interest rate risk management. In particular, because interest rates are currently relatively low, Regions is actively managing exposure to declining prepayments that are expected to coincide with increasing interest rates in both the loan and securities portfolios.

MARKET RISK—BROKERAGE AND OTHER MARKET ACTIVITY RISK

References below, and elsewhere in this Form 10-K, to “Morgan Keegan” are intended to include not only Morgan Keegan & Company, Inc. but also certain of its affiliates and subsidiaries. It should not be assumed or infered that any specific activity mentioned is carried on by any particular Morgan Keegan entity.

Morgan Keegan’s business activities, including its securities inventory positions and securities held for investment, expose it to market risk. Further, the Company is also exposed to market risk in its capital markets business, which includes derivatives, loan syndication and foreign exchange trading activities, and mortgage trading activity, which includes secondary marketing of loans to government-sponsored entities.

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

In the normal course of business, Morgan Keegan enters into underwriting and forward and future commitments. At December 31, 2010, the notional amount of forward commitments was approximately $312 million. Morgan Keegan typically settles its position by entering into equal but opposite contracts and, as such, the contract amounts do not necessarily represent future cash requirements. Settlement of the transactions relating to such commitments is not expected to have a material effect on Regions’ consolidated financial position. Transactions involving future settlement give rise to market risk, which represents the potential gain or loss that can be caused by a change in the market value of a particular financial instrument. Regions’ exposure to market risk is determined by a number of factors, including the size, composition and diversification of positions held, the absolute and relative levels of interest rates, and market volatility.

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

Interest rate risk at Morgan Keegan arises from the exposure of holding interest-sensitive financial instruments such as government, corporate and municipal bonds, and certain preferred equities. Morgan Keegan manages its exposure to interest rate risk by setting and monitoring limits and, where feasible, entering into offsetting positions in securities with similar interest rate risk characteristics. Securities inventories recorded in trading account assets on the consolidated balance sheets, are marked to market, and, accordingly, there are no unrecorded gains or losses in value. While a significant portion of the securities inventories have contractual maturities in excess of five years, these inventories, on average, turn over in excess of twelve times per year. Accordingly, the exposure to interest rate risk inherent in Morgan Keegan’s securities inventories is less than that of similar financial instruments held by firms in other industries. Morgan Keegan’s equity securities inventories are exposed to risk of loss in the event of unfavorable price movements. Also, Morgan Keegan is subject to credit risk arising from non-performance by trading counterparties, customers and issuers of debt securities owned. This risk is managed by imposing and monitoring position limits, monitoring trading counterparties, reviewing security concentrations, holding and marking to market collateral, and conducting business through clearing organizations that guarantee performance. Morgan Keegan regularly participates in the trading of some derivative securities for its customers; however, this activity does not involve Morgan Keegan acquiring a significant position or commitment in these products and this trading is not a significant portion of Morgan Keegan’s business.

Morgan Keegan has been an underwriter and dealer in auction rate securities. See Note 23 “Commitments, Contingencies and Guarantees” to the consolidated financial statements for more details regarding regulatory action related to Morgan Keegan auction rate securities. As of December 31, 2010, customers of Morgan Keegan owned approximately $54 million of auction rate securities, and Morgan Keegan held approximately $161 million of auction rate securities on the balance sheet.

To manage trading risks arising from interest rate and equity price risks, Regions uses a Value at Risk (“VAR”) model along with other risk management methods to measure the potential fair value the Company could lose on its trading positions given a specified statistical confidence level and time-to-liquidate time horizon. The end-of-period VAR was approximately $805 thousand at December 31, 2010 and $1 million at December 31, 2009. Maximum daily VAR utilization during 2010 was $2 million and average daily VAR during the same period was $3 million.

LIQUIDITY RISK

Liquidity is an important factor in the financial condition of Regions and affects Regions’ ability to meet the borrowing needs and deposit withdrawal requirements of its customers. Table 20 “Contractual Obligations” summarizes Regions’ contractual cash obligations at December 31, 2010. Regions intends to fund obligations primarily through cash generated from normal operations. In addition to these obligations, Regions has obligations related to potential litigation contingencies (see Note 23 “Commitments, Contingencies and Guarantees” to the consolidated financial statements for additional discussion of the Company’s funding requirements).

Assets, consisting principally of loans and securities, are funded by customer deposits, purchased funds, borrowed funds and stockholders’ equity. Regions’ goal in liquidity management is to satisfy the cash flow requirements of depositors and borrowers, while at the same time meeting its cash flow needs. The challenges of the current market environment demonstrate the importance of having and using diversified sources of liquidity to satisfy the Company’s funding requirements.

In order to ensure an appropriate level of liquidity is maintained, Regions performs specific procedures including scenario analyses and stress testing at the bank, holding company and affiliate levels. Regions’ policy is to maintain a sufficient level of funding to meet projected cash needs, including all debt service, dividends, and maturities, for the subsequent two years at the parent company and acceptable periods for the bank and other affiliates. The Company’s funding and contingency planning does not currently include any reliance on unsecured sources. However, Regions has continued to test those markets and has entered them only when opportunistic borrowing is available. Regions has chosen to focus on using short-term secured sources of funding.

Table 20—Contractual Obligations

	Payments Due By Period
	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years	Indeterminable Maturity	Total
	(In millions)
Deposits(1)	$14,307	$7,682	$781	$31	$71,813	$94,614
Short-term borrowings	3,937	—	—	—	—	3,937
Long-term borrowings	6,004	2,597	1,538	3,051	—	13,190
Lease obligations	156	266	206	543	—	1,171
Purchase obligations	17	5	—	—	—	22
Benefit obligations(2)	13	26	29	82	—	150
Commitments to fund low income housing partnerships(3)	348	—	—	—	—	348
Unrecognized tax benefits(4)	—	—	—	—	48	48
Visa litigation	—	—	—	—	24	24
Other	—	—	—	354	—	354

	$24,782	$10,576	$2,554	$4,061	$71,885	$113,858

(1)	Deposits with indeterminable maturity include non-interest bearing demand, savings, interest-bearing transaction accounts and money market accounts.
(2)	Amounts only include obligations related to the unfunded non-qualified pension plan and postretirement health care plan.
(3)	Commitments to fund low income housing partnerships do not have defined maturity dates. Therefore, they have been considered due on demand, maturing one year or less.
(4)	Includes liabilities for unrecognized tax benefits of $38 million and tax-related interest and penalties of $10 million. See Note 19 “Income Taxes” to the consoliated financial statements.
(5)	See Note 23 “Commitments, Contingencies and Guarantees” to the consolidated financial statements for the Company’s commercial commitments at December 31, 2010.

The securities portfolio is one of Regions’ primary sources of liquidity. Maturities of securities provide a constant flow of funds available for cash needs (see Table 12 “Relative Contractual Maturities and Weighted-Average Yields for Securities”). The agency guaranteed mortgage portfolio is another source of liquidity in various secured borrowing capacities. In anticipation of regulatory changes proposed within the Basel III framework, in particular the Liquidity Coverage Ratio, Regions increased its holdings in securities backed by GNMA, which are explicitly backed by the U.S. Government.

Maturities in the loan portfolio also provide a steady flow of funds (see Table 10 “Selected Loan Maturities”). At December 31, 2010, commercial loans and investor real estate mortgage and construction loans with an aggregate balance of $17.4 billion were due to mature in one year or less, although Regions may renew some of these lending arrangements if the risk profile is acceptable. Additionally, securities of $20 million were due to mature in one year or less. Additional funds are provided from payments on consumer loans and one-to-four family residential first mortgage loans. In addition, liquidity needs can also be met by borrowing funds in state and national money markets. Historically, Regions’ liquidity has been enhanced by a stable customer deposit base. During 2010 and 2009, Regions’ customer base grew substantially in response to competitive offers and customers’ desire to lock-in rates in the falling rate environment, as well as the introduction of new consumer and business checking products.

Regions elected to exit the FDIC's TAG program on July 1, 2010. The TAG program is a component of the Temporary Liquidity Guarantee Program, whereby the FDIC guarantees all funds held at participating institutions beyond the $250,000 deposit insurance limit in qualifying transaction accounts. The decision to exit the program did not have a significant impact on liquidity. The Dodd-Frank Act permanently increased the FDIC coverage limit to $250,000. As a result of the Dodd-Frank Act, effective December 31, 2010, unlimited coverage for non-interest bearing demand transaction accounts will be provided through January 1, 2013. As of December 31, 2010, Regions had $10.6 billion of FDIC uninsured deposits.

Due to the potential for uncertainty and inconsistency in the unsecured funding markets, Regions has been maintaining higher levels of cash liquidity by depositing excess cash with the Federal Reserve Bank, which primarily comprises the balance sheet line item, “interest-bearing deposits in other banks.” At the end of 2010, Regions had over $4.8 billion in excess cash on deposit with the Federal Reserve. Regions' borrowing availability with the Federal Reserve Bank as of December 31, 2010, based on assets available for collateral at that date, was $16.6 billion.

Regions periodically accesses funding markets through sales of securities with agreements to repurchase. Repurchase agreements are also offered through a commercial banking sweep product as a short-term investment opportunity for customers. All such arrangements are considered typical of the banking and brokerage industries and are accounted for as borrowings.

Regions’ financing arrangement with the FHLB adds additional flexibility in managing its liquidity position. As of December 31, 2010, FHLB Atlanta advances totaled $4.2 billion. FHLB borrowing capacity is contingent on the amount of collateral pledged to the FHLB. Regions has additional collateral available and, accordingly, has additional capacity to borrow from the FHLB. Regions Bank and its subsidiaries have pledged certain residential first mortgage loans on one-to-four family dwellings and home equity lines of credit as collateral for the FHLB advances outstanding. Additionally, investment in FHLB stock is required in relation to the level of outstanding borrowings. Regions held $419 million in FHLB stock at December 31, 2010. The FHLB has been and is expected to continue to be a reliable and economical source of funding.

In February 2010, Regions filed a shelf registration statement with the U.S. Securities and Exchange Commission. This shelf registration does not have a capacity limit and can be utilized by Regions to issue various debt and equity securities. The registration statement will expire in February 2013. During the second quarter of 2010, Regions issued from the shelf $250 million (par value) of 4.875% senior notes due April 2013 and $500 million (par value) of 5.75% senior notes due June 2015.

Regions’ Bank Note program allows Regions Bank to issue up to $20 billion aggregate principal amount of bank notes outstanding at any one time. No issuances have been made under this program as of December 31, 2010. Notes issued under the program may be senior notes with maturities from 30 days to 15 years and subordinated notes with maturities from 5 years to 30 years. These notes are not deposits and they are not insured or guaranteed by the FDIC.

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

Regions has various counterparties that are regularly relied upon for market making capabilities, primarily broker-dealers. With these counterparties, Regions typically has in place margin agreements that are monitored daily, with margin posted to collateralize exposure as appropriate. Interaction with these counterparties is part of the risk management and monitoring process outlined above.

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

To ensure problem commercial credits are identified on a timely basis, several specific portfolio reviews occur each quarter to assess the larger adversely rated credits for accrual status and, if necessary, to ensure such individual credits are transferred to Regions’ Special Assets Division, which specializes in managing distressed credit exposures.

There are also separate and independent commercial credit and consumer credit risk management organizational groups. These organizational units partner with the business line to assist in the processes described above, including the review and approval of new business and ongoing assessments of existing loans in the portfolio. Independent commercial and consumer credit risk management provides for more accurate risk ratings and the timely identification of problem credits, as well as oversight for the Chief Credit Officer on conditions and trends in the credit portfolios.

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

Economic Environment in Regions’ Banking Markets

The largest factor influencing the credit performance of Regions’ loan portfolio is the overall economic environment in the U.S. and the primary markets in which it operates. The Great Recession that began in December 2007 continued through 2008 and into 2009. Through this recessionary period, the overall output of goods and services experienced its sharpest decline since the early 1980s. Consumer spending, about 70 percent of all recorded spending, has been adversely impacted by declining inflation-adjusted income, low additional credit capacity, historically high required monthly debt payments, a negative employment outlook, a higher savings portion of after-tax personal income, and historically low consumer confidence. However, business sector output continues to grow, driven by replenishment of inventories that were highly depleted during the recession.

In 2009, the economic downturn that began with the housing slowdown continued to negatively impact consumer confidence. In turn, lower confidence levels negatively affected demand for goods and services. This lower demand impacted retail sales and led to increased vacancy rates and lower rent rolls for the commercial real estate sector. High unemployment continued in 2009 but began improving in 2010. Residential real estate prices were stable in 2010; however, concerns remain about the impact on real estate prices from the future sale of the large supply of homes that are either on bank balance sheets or currently delinquent.

In the fourth quarter of 2010, significant fiscal and monetary stimuli were implemented. On December 17, 2010, the President approved significant tax provisions that are expected to increase consumption, and, thereby, Gross Domestic Product, in 2011 and 2012. On November 3, 2010, the Federal Reserve approved the purchase of an additional $600 billion in U.S. Treasury bonds. The combination of these two policy actions should support growth and dramatically lower the possibility of a second recession in 2011. These actions should also help mitigate further downside risk for asset prices, in particular real estate prices.

Portfolio Characteristics

Regions has a diversified loan portfolio, in terms of product type, collateral and geography. At December 31, 2010, commercial loans represented 42 percent of total loans, net of unearned income, investor real estate loans represented 19 percent, residential first mortgage loans totaled 18 percent and other consumer loans, largely home equity lending, comprised the remaining 21 percent. Following is a discussion of risk characteristics of each loan type.

Commercial—The commercial loan portfolio segment totaled $35.1 billion at year-end 2010 and primarily consists of loans to small and mid-sized commercial and large corporate customers with business operations in Regions’ geographic footprint. Loans in this portfolio are generally underwritten individually and are usually secured with the assets of the company and/or the personal guarantee of the business owners. Also considered as commercial loans are owner-occupied commercial real estate loans to businesses for long-term financing of land and buildings. Regions attempts to minimize risk on owner-occupied properties by requiring collateral values that exceed the loan amount, adequate cash flow to service the debt, and, in many cases, the personal guarantees of principals of the borrowers. Net charge-offs on commercial loans were 1.87 percent in 2010 compared to 1.28 percent in 2009.

Investor Real Estate—The investor real estate portfolio segment totaled $15.9 billion at year-end 2010 and includes various loan types. A large component of investor real estate loans is extensions of credit to real estate developers and investors for the financing of land or buildings, where the repayment is generated from the sale of the real estate or income generated by the real estate property. Net charge-offs on commercial investor real estate mortgage loans continued to trend upward, from 3.64 percent in 2009 to 5.66 percent in 2010 reflecting continued credit pressure. Commercial investor real estate construction loans are primarily extensions of credit to real estate developers or investors where repayment is dependent on the sale of real estate or income generated from the real estate collateral. These loans are generally underwritten and managed by a specialized real estate group that also manages loan disbursements during the construction process. Net charge-offs on commercial investor real estate construction loans rose substantially, from 6.66 percent in 2009 to 14.3 percent in 2010. Losses on sales or transfers to held for sale of non-performing investor real estate loans also contributed to the year-over-year increase in net charge-offs.

The following chart presents detail of Regions’ $15.91 billion investor real estate portfolio as of December 31, 2010 (dollars in billions):

Beginning in late 2007, the land, single-family and condominium components of the investor real estate portfolio segment came under significant pressure. Credit quality of the investor real estate portfolio is sensitive to risks associated with construction loans such as cost overruns, project completion risk, general contractor credit risk, environmental and other hazard risks, and market risks associated with the sale or rental of completed properties. Certain components of the investor real estate portfolio segment carry a higher risk of non-collection. While losses within these loan types were influenced by conditions described above, the most significant drivers of losses were the continued decline in demand for residential real estate and in the value of property.

The following table presents credit metrics for land, single-family and condominium loans at December 31:

Table 21—Land, Single-Family and Condominium

	2010	2009
	(In millions, net of unearned income)
Land
Loan balance	$1,640	$2,979
Accruing loans 90 days past due	1	16
Non-accruing loans*	476	724
Single-Family
Loan balance	$1,236	$2,083
Accruing loans 90 days past due	3	7
Non-accruing loans*	290	545
Condominium
Loan balance	$308	$586
Accruing loans 90 days past due	—	—
Non-accruing loans*	92	184

*	Excludes non-accruing loans held for sale.

Beginning in 2008 and continuing through 2010, Regions has strategically reduced exposures in these product types through pro-active workouts, asset dispositions and charge-offs. Condominium has been reduced to levels that management no longer considers to be significant exposures. In 2010, Regions executed a bulk sale of non-performing assets which totaled $350 million. Non-accrual portfolio loans secured predominantly by land represented approximately $200 million of the sale, with the remaining amount primarily comprised of foreclosed property and loans held for sale. Accordingly, this transaction contributed to the decrease in non-accruing loans in the land table above. Other non-bulk note sale activity in 2010 also contributed to decreases in all of these categories.

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

The following table presents credit metrics and geographic distribution for Regions’ multi-family and retail loans at December 31:

Table 22—Multi-family and Retail

	2010	2009
	(In millions, net of unearned income)
Multi-family(1)
Loan balance	$4,241	$5,049
Accruing loans 90 days past due	1	1
Non-accruing loans*	239	113

(1)	The majority of the December 31, 2010 balance related to multi-family loans is geographically distributed throughout the following areas: Texas 20 percent, Florida 13 percent, Georgia 10 percent, Tennessee 7 percent, Louisiana 7 percent and North Carolina 6 percent. All other states, none of which comprise more than 5 percent, make up the remainder of the balance.
*	Excludes non-accruing loans held for sale.

	2010	2009
	(In millions, net of unearned income)
Retail(2)
Loan balance	$3,099	$4,120
Accruing loans 90 days past due	—	4
Non-accruing loans*	177	288

(2)	The majority of the December 31, 2010 balance related to retail loans is geographically distributed throughout the following areas: Florida 24 percent, Texas 12 percent, Georgia 10 percent, Alabama 9 percent, Tennessee 7 percent and North Carolina 7 percent. All other states, none of which comprise more than 4 percent, make up the remainder of the balance.
*	Excludes non-accruing loans held for sale.

Strategic reductions in investor real estate exposures as discussed above drove the year-over-year decreases in multi-family and retail. While the multi-family category experienced an increase in non-accrual loans due to economic factors, this category was not a major contributor to the year-over-year change in total non-accrual loans.

Residential First Mortgage—The residential first mortgage portfolio primarily contains loans to individuals, which are secured by single-family residences that are originated through Regions’ branch network. Loans of this type are generally smaller in size than commercial or investor real estate loans and are geographically dispersed throughout Regions’ market areas, with some guaranteed by government agencies or private mortgage insurers. Losses on the residential loan portfolio depend, to a large degree, on the level of interest rates, the unemployment rate, economic conditions and collateral values. During 2010, losses on single-family residences totaled 1.53 percent, 24 basis points higher than in the previous year, primarily driven by declining property values, foreclosures and other influential economic factors, such as the unemployment rate.

The Company calculates an estimate of the current value of property secured as collateral for residential first mortgage lending products (“current LTV”). The estimate is based on home price indices compiled by the Federal Housing Finance Agency (“FHFA”). The FHFA data indicates trends for Metropolitan Statistical Areas (“MSA”). Regions uses the FHFA valuation trends from the MSAs in the Company’s footprint in its estimate. The trend data is applied to the loan portfolios taking into account the age of the most recent valuation and geographic area. At December 31, 2010, the Company estimates that the number of residential first mortgage loans where the current LTV exceeded 100 percent was approximately 4.9 percent, while approximately 10.6 percent of the outstanding balances of residential first mortgage loans had a current LTV greater than 100 percent.

Home Equity—The home equity portfolio totaled $14.2 billion at December 31, 2010, as compared to $15.4 billion at December 31, 2009. Substantially all of this portfolio was originated through Regions’ branch network. Losses in this portfolio generally track overall economic conditions. The main source of economic stress has been in Florida, where residential property values have declined significantly while unemployment rates have risen to historically high levels. Losses on relationships in Florida where Regions is in a second lien position are higher than first lien losses.

Using the same methodology described in the above discussion of residential first mortgage loans, at December 31, 2010, the Company estimates that the number of home equity loans where the current LTV exceeded 100 percent was approximately 8.2 percent, while approximately 14.3 percent of the outstanding balances of home equity loans had a current LTV greater than 100 percent. If the home equity loan is in a second lien position, the first lien has also been considered in the analysis. If the first lien position is with another institution, the Company uses the first lien outstanding balance at the time the second lien was originated.

The table below provides details related to the home equity lending portfolio for the years ended December 31:

Table 23—Selected Home Equity Portfolio Information

	Year Ended December 31, 2010
	Florida			All Other States			Total
	1st Lien	2nd Lien	Total	1st Lien	2nd Lien	Total	1st Lien	2nd Lien	Total
	(Dollars in millions)
Balance	$2,074	$3,167	$5,241	$4,139	$4,846	$8,985	$6,213	$8,013	$14,226
Net Charge-offs	56	237	293	34	87	121	90	324	414
Net Charge-off %(1)	2.66%	7.12%	5.38%	0.80%	1.71%	1.30%	1.42%	3.85%	2.80%

	Year Ended December 31, 2009
	Florida			All Other States			Total
	1st Lien	2nd Lien	Total	1st Lien	2nd Lien	Total	1st Lien	2nd Lien	Total
	(Dollars in millions)
Balance	$2,170	$3,485	$5,655	$4,395	$5,331	$9,726	$6,565	$8,816	$15,381
Net Charge-offs	59	250	309	30	76	106	89	326	415
Net Charge-off %(1)	2.75%	7.01%	5.41%	0.66%	1.37%	1.05%	1.33%	3.58%	2.63%

(1)	Net charge-off percentages are calculated on an annualized basis as a percent of average balances.

Indirect and Other Consumer Lending—Indirect lending, which is lending initiated through third-party business partners, is largely comprised of loans made through automotive dealerships. This portfolio class decreased $860 million or 35 percent in 2010, reflecting the 2008 suspension of new originations within the indirect auto lending business and the 2007 suspension of the marine and recreational vehicle lending business. Beginning in late 2010, the Company re-entered the indirect auto lending business. Other consumer loans, which consist primarily of borrowings for home improvements, automobiles, overdrafts and other personal household purposes, totaled $1.2 billion as of year-end and were relatively unchanged from prior year’s balance. Losses on indirect and other consumer lending increased in 2009 due to deterioration of general economic conditions, but stabilized in 2010.

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

Allowance Process—Factors considered by management in determining the adequacy of the allowance include, but are not limited to: (1) detailed reviews of individual loans; (2) historical and current trends in gross and net loan charge-offs for the various classes of loans evaluated; (3) the Company’s policies relating to delinquent loans and charge-offs; (4) the level of the allowance in relation to total loans and to historical loss levels; (5) levels and trends in non-performing and past due loans; (6) collateral values of properties securing loans; (7) the composition of the loan portfolio, including unfunded credit commitments; (8) management’s analysis of current economic conditions; (9) migration of loans between risk rating categories; and (10) estimation of inherent credit losses in the portfolio. In support of collateral values, Regions obtains updated valuations for non-performing loans on at least an annual basis.

Commercial and Consumer Credit Risk Management and Special Assets are all involved in the credit risk management process to assess the accuracy of risk ratings, the quality of the portfolio and the estimation of inherent credit losses in the loan portfolio. This comprehensive process also assists in the prompt identification of problem credits. The Company has taken a number of measures to manage the portfolios and reduce risk, particularly in the more problematic portfolios. In addition, a strong Customer Assistance Program is in place which educates customers about options and initiates early contact with customers to discuss solutions when a loan first becomes delinquent.

For loans that are not specifically reviewed, management uses information from its ongoing review processes to stratify the loan portfolio into pools sharing common risk characteristics. Loans that share common risk characteristics are assigned a portion of the allowance for credit losses based on the assessment process described above. Credit exposures are categorized by type and assigned estimated amounts of inherent loss based on several factors, including current and historical loss experience for each pool and management’s judgment of current economic conditions and their expected impact on credit performance. Adjustments to the allowance for credit losses calculated using a pooled approach are recorded through the provision for loan losses or noninterest expense, as applicable.

As a matter of business practice, Regions may require some form of credit support, such as a guarantee. Guarantees are legally binding and entered into simultaneously with the primary loan agreements. Regions underwrites the ability of each guarantor to perform under its guarantee in the same manner and to the same extent as would be required to underwrite the repayment plan of a direct obligor. This entails obtaining sufficient information on the guarantor, including financial and operating information, to sufficiently measure a guarantor’s ability to perform, under the guarantee. However, the benefit assigned to credit support within the calculation of the allowance for credit losses is not material to the consolidated financial statements.

At December 31, 2010, the allowance for loan losses totaled $3.2 billion or 3.84 percent of total loans, net of unearned income compared to $3.1 billion or 3.43 percent at year-end 2009. The increase in the allowance for loan loss ratio reflects management’s estimate of the level of inherent losses in the portfolio, which stabilized during 2010, as well as a result of the decline in the loan portfolio balance.

Non-performing assets decreased from $4.4 billion at December 31, 2009 to $3.9 billion at December 31, 2010, reflecting management’s efforts to work through problem assets.

Higher levels of charge-offs in 2010 as described below were also a factor in the allowance for credit losses. Net charge-offs as a percentage of average loans were 3.22 percent and 2.38 percent in 2010 and 2009, respectively. Charge-off ratios were higher across most major classes. Investor real estate losses were the largest contributor, reflecting increased charge-offs in the land, single-family and retail components of investor real estate. Increased charge-offs reflect the impact of opportunistic asset dispositions.

Net charge-offs on home equity rose to 2.80 percent in 2010 versus 2.63 percent in 2009. Losses from Florida-based credits were again particularly high, as property valuations in certain markets continued to experience deterioration. These loans and lines represent approximately $5.2 billion of Regions’ total home equity portfolio at December 31, 2010. Of that balance, approximately $2.1 billion represents first liens; second liens, which total $3.1 billion, were the main source of losses. Florida second lien losses were 7.12 percent in 2010. Total home equity losses in Florida amounted to 5.38 percent of loans and lines versus 1.30 percent across the remainder of Regions’ footprint in 2010.

Management expects charge-offs to moderate going forward, but will likely remain elevated. Real estate valuations and unemployment will impact the future level of charge-offs.

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

Details regarding the allowance for credit losses, including an analysis of activity from the previous year’s total, are included in Table 24 “Allowance for Credit Losses.” Management expects the allowance for credit losses to total loans ratio to vary over time due to changes in portfolio balances, economic conditions, loan mix and collateral values, or variations in other factors that may affect inherent losses. Also, refer to Table 25 “Allocation of the Allowance for Loan Losses” for details pertaining to management’s allocation of the allowance for loan losses to each loan category.

Table 24—Allowance for Credit Losses

	2010	2009	2008
	(In millions)
Allowance for loan losses at January 1	$3,114	$1,826	$1,321
Loans charged-off:
Commercial and industrial	429	384	235
Commercial real estate mortgage—owner occupied	225	89	60
Commercial real estate construction—owner occupied	25	19	12
Commercial investor real estate mortgage	879	590	328
Commercial investor real estate construction	565	488	556
Residential first mortgage	240	206	83
Equity	432	442	243
Indirect	34	68	56
Other consumer	83	83	66

	2,912	2,369	1,639
Recoveries of loans previously charged-off:
Commercial and industrial	33	28	26
Commercial real estate mortgage—owner occupied	11	6	5
Commercial real estate construction—owner occupied	1	1	2
Commercial investor real estate mortgage	14	8	4
Commercial investor real estate construction	10	4	3
Residential first mortgage	2	4	2
Equity	18	27	17
Indirect	15	21	15
Other consumer	16	17	18

	120	116	92
Net charge-offs:
Commercial and industrial	396	356	209
Commercial real estate mortgage—owner occupied	214	83	55
Commercial real estate construction—owner occupied	24	18	10
Commercial investor real estate mortgage	865	582	324
Commercial investor real estate construction	555	484	553
Residential first mortgage	238	202	81
Equity	414	415	226
Indirect	19	47	41
Other consumer	67	66	48

	2,792	2,253	1,547

Allowance allocated to sold loans and loans transferred to loans held for sale	—	—	(5)
Provision for loan losses from continuing operations	2,863	3,541	2,057

Allowance for loan losses at December 31	3,185	3,114	1,826

Reserve for unfunded credit commitments at January 1	74	74	58
Provision for unfunded credit commitments	(3)	—	16

Reserve for unfunded credit commitments at December 31	71	74	74

Allowance for credit losses	$3,256	$3,188	$1,900

Loans, net of unearned income, outstanding at end of period	$82,864	$90,674	$97,419
Average loans, net of unearned income outstanding for the period	$86,660	$94,523	$97,601
Ratios:
Allowance for loan losses at end of period to loans, net of unearned income	3.84%	3.43%	1.87%
Allowance for loan losses at end of period to non-performing loans, excluding loans held for sale	1.01x	0.89x	1.74x
Net charge-offs as percentage of:
Average loans, net of unearned income	3.22	2.38	1.59
Provision for loan losses	97.5	63.6	75.2

	2007	2006
	(In millions)
Allowance for loan losses at January 1	$1,056	$784
Loans charged-off:
Commercial and industrial	103	72
Commercial real estate(1)	39	49
Construction	33	10
Residential first mortgage	20	2
Equity	54	38
Indirect	36	18
Other consumer	83	31

	368	220
Recoveries of loans previously charged-off:
Commercial and industrial	30	34
Commercial real estate(1)	9	10
Construction	2	3
Residential first mortgage	1	—
Equity	13	8
Indirect	16	8
Other consumer	26	17

	97	80
Net charge-offs:
Commercial and industrial	73	38
Commercial real estate(1)	30	39
Construction	31	7
Residential first mortgage	19	2
Equity	41	30
Indirect	21	10
Other consumer	56	14

	271	140

Allowance of purchased institutions at acquisition date	—	336
Allowance allocated to sold loans and loans transferred to loans held for sale	(19)	(14)
Transfer to/from reserve for unfunded credit commitments(2)	—	(52)
Provision for loan losses from continuing operations	555	142

Allowance for loan losses at December 31	1,321	1,056

Reserve for unfunded credit commitments at January 1	52	—
Transfer from/to allowance for loan losses(2)	—	52
Provision for unfunded credit commitments	6	—

Reserve for unfunded credit commitments at December 31	58	52

Allowance for credit losses	$1,379	$1,108

(1)	Breakout of commercial real estate mortgage and construction between owner occupied and investor categories not available for periods prior to 2008.
(2)	During the fourth quarter of 2006, Regions transferred the portion of the allowance for loan losses related to unfunded credit commitments to other liabilities.

Loans, net of unearned income, outstanding at end of period	$95,379		$94,551
Average loans, net of unearned income outstanding for the period	$94,372		$64,766
Ratios:
Allowance for loan losses at end of period to loans, net of unearned income	1.39%		1.12%
Allowance for loan losses at end of period to non-performing loans, excluding loans held for sale	1.78	x	3.45	x
Net charge-offs as percentage of:
Average loans, net of unearned income	0.29		0.22
Provision for loan losses	48.8		98.2

Table 25—Allocation of the Allowance for Loan Losses

	2010		2009		2008
	(Dollars in millions)
	Allocation Amount	% of Total	Allocation Amount	% of Total	Allocation Amount	% of Total
Commercial and industrial	$641	20.1%	$638	20.5%	$466	25.5%
Commercial real estate mortgage—owner occupied	395	12.4	328	10.5	172	9.4
Commercial real estate construction—owner occupied	19	0.6	37	1.2	48	2.6

Total commercial	1,055	33.1	1,003	32.2	686	37.5
Commercial investor real estate mortgage	1,030	32.3	929	29.8	403	22.1
Commercial investor real estate construction	340	10.7	536	17.2	369	20.2

Total investor real estate	1,370	43.0	1,465	47.0	772	42.3
Residential first mortgage	295	9.4	213	6.9	87	4.8
Home equity	414	13.0	374	12.0	235	12.9
Indirect	17	0.5	26	0.8	28	1.5
Other consumer	34	1.0	33	1.1	18	1.0

	$3,185	100.0%	$3,114	100.0%	$1,826	100.0%

	2007		2006
	(Dollars in millions)
	Allocation Amount	% of Total	Allocation Amount	% of Total
Commercial and industrial	$295	22.3%	$325	30.8%
Commercial real estate(1)	411	31.1	307	29.1
Construction(1)	348	26.4	189	17.9
Residential first mortgage	89	6.7	58	5.5
Home equity	95	7.2	95	9.0
Indirect	52	3.9	50	4.7
Other consumer	31	2.4	32	3.0

	$1,321	100.0%	$1,056	100.0%

(1)	Breakout of commercial real estate mortgage and construction between owner occupied and investor categories is not available for periods prior to 2008.

Loans deemed to be impaired include troubled debt restructurings (“TDRs”), plus commercial and investor real estate non-accrual loans (excluding leases). Commercial and investor real estate impaired loans with outstanding balances equal to or greater than $2.5 million are evaluated individually for impairment. For these loans, Regions measures the level of impairment based on the present value of the estimated projected cash flows, the estimated value of the collateral or, if available, the observable market prices. For consumer TDRs,

Regions measures the level of impairment based on pools of loans stratified by common risk characteristics. If current valuations are lower than the current book balance of the credit, the negative differences are reviewed for possible charge-off. In instances where management determines that a charge-off is not appropriate, a specific reserve is established for the individual loan in question. This specific reserve is incorporated as a part of the overall allowance for credit losses. The recorded investment in impaired loans was approximately $4.5 billion at December 31, 2010 and $5.0 billion at December 31, 2009. Loans that were characterized as TDRs totaled $2.1 billion and $1.9 billion at December 31, 2010 and 2009, respectively. The allowance allocated to TDRs totaled $224 million and $57 million at December 31, 2010 and 2009, respectively. For further details on impaired loans and the allowance for credit losses, see Note 5 “Allowance for Credit Losses” to the consolidated financial statements.

Regions continues to work to meet the individual needs of consumer borrowers to stem foreclosure through the Customer Assistance Program (“CAP”). Regions designed the program to allow for customer-tailored modifications with the goal of keeping customers in their homes and avoiding foreclosure where possible. Modification may be offered to any borrower experiencing financial hardship—regardless of the borrower’s payment status. Under the CAP, Regions may offer a short-term deferral, a term extension, an interest rate reduction, a new loan product, or a combination of these options. Regions evaluates the success of the modification program (the “recidivism rate”). The recidivism rate is the 60-day and greater delinquency rate inclusive of non-accruing loans for all TDRs which were restructured six months or prior to the reporting period. For CAP modifications, this rate is currently approximately 22 percent. For loans restructured under CAP, Regions expects to collect the original contractually due principal. The gross original contractual interest may be collectible, depending on the terms modified. The length of the CAP modifications ranges from temporary payment deferrals of three months to term extensions for the life of the loan. All such modifications are considered TDRs regardless of the term if there is a concession to a borrower experiencing financial difficulty. Modified loans are subject to policies governing accrual/nonaccrual evaluation consistent with all other loans of the same product type. Consumer loans are subject to objective accrual/nonaccrual decisions. Under these policies, loans subject to CAP are charged down to estimated value and placed on nonaccrual status on or before the month in which the loan becomes 180 days past due. Because the program was designed to evaluate potential CAP participants as early as possible in the lifecycle of the troubled loan, many of the modifications are finalized without the borrower ever reaching 180 days past due, and with the loans having never been placed on nonaccrual. Accordingly, given the positive impact of the restructuring on the likelihood of recovery of cash flows due under the modified terms, accrual status continues to be appropriate for these loans. None of the modified consumer loans listed in the TDR disclosures were collateral-dependent at the time of modification. At December 31, 2010, approximately $153 million in residential first mortgage TDRs and approximately $9 million in home equity TDRs were in excess of 180 days past due and are considered collateral-dependent.

Residential first mortgage, home equity and other consumer TDRs are consumer loans modified under the CAP. Commercial and investor real estate are not the result of a formal program, but represent situations where modification was offered as a workout alternative. The following table summarizes TDRs for the years ended December 31, 2010 and 2009:

Table 26—Troubled Debt Restructurings

	December 31, 2010		December 31, 2009
	Loan Balance	Allowance for Credit Losses	Loan Balance	Allowance for Credit Losses
	(In millions)
Accruing:
Commercial	$77	$5	$24	$2
Investor real estate	192	4	1	—
Residential first mortgage	813	97	1,291	29
Home equity	335	42	241	5
Other consumer	66	1	51	1

	$1,483	$149	$1,608	$37

Non-accrual status or 90 days past due:
Commercial	$105	$23	$17	$2
Investor real estate	198	20	75	16
Residential first mortgage	240	28	178	1
Home equity	30	4	17	1

	573	75	287	20

	$2,056	$224	$1,895	$57

Notes:

1.	All loans listed in the table above are considered impaired under applicable accounting literature.
2.

Net charge-offs on commercial TDRs were approximately $72 million and $9 million for the year ended December 31, 2010 and 2009, respectively.

Net charge-offs on investor real estate TDRs were approximately $63 million and $3 million for the year ended December 31, 2010 and 2009, respectively.

Net charge-offs on residential first mortgage TDRs were approximately $109 million and $57 million for the year ended December 31, 2010 and 2009, respectively.

Net charge-offs on home equity TDRs were approximately $41 million and $14 million for the year ended December 31, 2010 and 2009, respectively.

Net charge-offs on other consumer TDRs were approximately $7 million and $4 million for the year ended December 31, 2010 and 2009, respectively.

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

At December 31, 2010, non-performing assets totaled $3.9 billion, or 4.70 percent of ending loans and other real estate , compared to $4.4 billion, or 4.83 percent of loans of loans and other real estate, at December 31, 2009. The decrease in non-performing assets during the year ended December 31, 2010 reflects the Company’s efforts to work through problem assets and reduce the riskiest exposures.

Foreclosed properties, a subset of non-performing assets, totaled $454 million at December 31, 2010 and $607 million at December 31, 2009, reflecting dispositions and valuation charges due to continued stress on property values. Regions’ foreclosed properties are composed primarily of a number of small to medium-size properties that are diversified geographically throughout the franchise. Foreclosed properties are recorded at the lower of the recorded investment in the loan or fair value less the estimated cost to sell. Table 27 “Non-Performing Assets” presents information on non-performing loans and foreclosed properties acquired in settlement of loans.

Management expects non-performing assets to stabilize going forward, but will likely remain elevated as compared to historical levels. Economic trends such as real estate valuations and unemployment will impact the future level of non-performing assets.

Table 27—Non-Performing Assets

	2010	2009	2008
	(Dollars in millions)
Non-performing loans:
Commercial and industrial	$467	$427	$176
Commercial real estate mortgage—owner occupied	606	560	157
Commercial real estate construction—owner occupied	29	50	26

Total commercial	1,102	1,037	359
Commercial investor real estate mortgage	1,265	1,203	292
Commercial investor real estate construction	452	1,067	273

Total investor real estate	1,717	2,270	565
Residential first mortgage	285	180	125
Home equity	56	1	3

Total non-performing loans, excluding loans held for sale	3,160	3,488	1,052
Non-performing loans held for sale	304	317	423

Total non-performing loans*	3,464	3,805	1,475
Foreclosed properties	454	607	243

Total non-performing assets*	$3,918	$4,412	$1,718

Accruing loans 90 days past due:
Commercial and industrial	$9	$24	$14
Commercial real estate mortgage—owner occupied	6	16	9
Commercial real estate construction—owner occupied	1	2	3

Total commercial	16	42	26
Commercial investor real estate mortgage	5	22	12
Commercial investor real estate construction	1	8	12

Total investor real estate	6	30	24

Residential first mortgage	359	361	275
Home equity	198	241	214
Indirect	2	6	8
Other consumer	4	8	7

	$585	$688	$554

Restructured loans not included in the categories above	$1,483	$1,608	$455

Non-performing loans* to loans, net of unearned income	4.18%	4.20%	1.51%
Non-performing assets* to loans, net of unearned income, plus foreclosed properties	4.70%	4.83%	1.76%

*	Exclusive of accruing loans 90 days past due

	2007	2006
	(Dollars in millions)
Non-performing loans:
Commercial and industrial	$92	$57
Commercial real estate(1)	263	128
Construction(1)	310	57
Residential first mortgage	72	54
Home equity	7	10

Total non-performing loans	744	306
Foreclosed properties	120	73

Total non-performing assets*	$864	$379

Non-performing loans* to loans, net of unearned income	0.78%	0.32%
Non-performing assets* excluding loans held for sale, to loans, net of unearned income and foreclosed properties	0.90%	0.40%
Non-performing assets* to loans, net of unearned income and foreclosed properties	0.90%	0.40%

Accruing loans 90 days past due:
Commercial and industrial	$12	$10
Commercial real estate(1)	12	26
Construction(1)	19	15
Residential first mortgage	155	44
Home equity	147	41
Indirect	6	3
Other consumer	6	5

	$357	$144

*	Exclusive of accruing loans 90 days past due
(1)	Breakout of commercial real estate mortgage and construction between owner occupied and investor categories not available for periods prior to 2008.

Loans past due 90 days or more and still accruing totaled $585 million as of year-end 2010, a decrease of $103 million from year-end 2009 levels, reflecting improvement across all loan categories.

At December 31, 2010 and December 31, 2009, Regions had approximately $800 million and $1.2 billion, respectively, of potential problem commercial and investor real estate loans that were not included in non-accrual loans, but for which management had concerns as to the ability of such borrowers to comply with their present loan repayment terms.

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

Regions has also established processes to ensure appropriate disclosure controls and procedures are maintained. These controls and procedures as defined by the Securities and Exchange Commission (“SEC”) are generally designed to ensure that financial and non-financial information required to be disclosed in reports filed with the SEC is reported within the time periods specified in the SEC’s rules and forms, and that such information is communicated to management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure.

Regions’ Disclosure Review Committee, which includes representatives from the legal, risk management, accounting, investor relations and audit departments, meets quarterly to review recent internal and external events to determine whether all appropriate disclosures have been made in reports filed with the SEC. In addition, the CEO and CFO meet quarterly with the SEC Filings Review Committee, which includes senior representatives from accounting, legal, risk management, audit, and operations and technology, as well as from the core business segments. The SEC Filings Review Committee reviews certain reports to be filed with the SEC, including Forms 10-K and 10-Q and evaluates the adequacy and accuracy of the disclosures. As part of this process, certifications of internal control effectiveness are obtained from all core business segments, accounting, legal, risk management, and operations and technology. These certifications are reviewed and presented to the CEO and CFO as evidence of the Company’s assessment of internal controls over financial reporting. The Forms 10-K and 10-Q are presented to the Audit Committee of the Board of Directors for approval. Financial results and other financial information are also reviewed with the Audit Committee on a quarterly basis.

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

COMPARISON OF 2009 WITH 2008

Regions reported a net loss available to common shareholders of $1.3 billion or $1.27 per diluted common share in 2009. Significant drivers of 2009 results include an elevated provision for loan losses and pressured net interest income. Offsetting these items to some extent was Regions’ solid fee and mortgage income.

Net loss from continuing operations in 2009 was $1.3 billion, or $1.27 per diluted common share, compared to net loss from continuing operations of $5.6 billion, or $8.07 per diluted share in 2008. Regions incurred an $18 million pre-tax loss related to EquiFirst resulting in an after-tax net loss of $11 million, for the year ended December 31, 2008, which was accounted for as discontinued operations. Net income in 2008 includes after-tax merger charges of $125 million, or $0.18 per diluted share and a $6 billion non-cash goodwill impairment charge, or $8.63 per diluted share.

Net interest income was $3.3 billion in 2009 compared to $3.8 billion in 2008. The net interest margin (taxable-equivalent basis) was 2.67 percent in 2009, compared to 3.23 percent during 2008. The decline in the net interest margin was impacted primarily by factors directly and indirectly associated with the erosion of economic and industry conditions since late 2007. These factors include Regions’ asset sensitive balance sheet, which was impacted by an unfavorable decline in the general level and shape of the yield curve, higher spreads on new debt issuances, and rising non-performing asset levels. Additionally, loan yields declined throughout the year, as variable rate loans fell in response to declines in the short-term rates to which they are tied. Declining deposit rates partially offset these movements, but the decline was somewhat limited by the competitive demand for deposits within the industry, largely prompted by stressed economic conditions throughout the U.S.

The following discussion of non-interest income and expense is from continuing operations and excludes EquiFirst, which is reported separately as discontinued operations in the consolidated statements of operations. Non-interest income totaled $3.8 billion in 2009, compared to $3.1 billion in 2008. The increase in non-interest income was primarily due to revenue generated from unwinding certain leveraged lease transactions during the year. However, this revenue was more than offset by the related income tax expense, resulting in an insignificant aggregate impact to net income. Excluding the leveraged lease terminations, results reflected an increase in mortgage income, primarily due to customers taking advantage of historically low mortgage rates, which drove higher mortgage originations and slightly higher service charges income. In addition, non-interest income was aided by a gain on the early extinguishment of debt realized in connection with the Company’s issuance of common stock in exchange for trust preferred securities.

Offsetting the non-interest income increases, brokerage, investment banking and capital markets revenue decreased in 2009 to $989 million compared to $1.0 billion in 2008 due to lower fees from investment banking and capital markets. In addition, trust income fees were negatively impacted by lower asset valuations due to the disarray in the markets during the year. Non-interest income (excluding securities transactions and leveraged lease gains) as a percent of total revenue (on a fully taxable-equivalent basis) equaled 44 percent in 2009 compared to 43 percent in 2008. The increase is primarily due to higher mortgage income and a decline in net interest income in 2009.

Service charges on deposit accounts increased 1 percent to $1.2 billion in 2009 from $1.1 billion in 2008. This modest increase was the result of an increase in interchange income due to higher volumes, partially offset by a decline in overdraft and insufficient funds revenues. Total revenues from overdrafts and insufficient funds charges were $605 million in 2009 and $622 million in 2008.

In 2009, mortgage income increased $121 million, or 88 percent to $259 million. The increase was due to increased refinance activity as customers took advantage of historically low mortgage rates, resulting in $9.6 billion in mortgage originations during the year, compared to $5.4 billion in 2008. Market valuation adjustments for mortgage servicing rights and related derivatives added $13 million to mortgage income in 2009. No such income was recorded in the previous year.

Regions reported net gains of $69 million from the sale of securities available for sale in 2009, compared to net gains of $92 million in 2008. During 2009, the company significantly reduced its exposure in non-agency investment securities, collateralized mortgage-backed securities and municipal securities and through these measures incurred some losses on the sales. The Company’s gains were due to increased sales activity within the available for sale category as part of the Company’s asset/liability management strategies. The proceeds from the sales in 2009 and 2008 were reinvested in U.S. government agency mortgage-backed securities classified as available for sale.

Total non-interest expense for 2008 included a $6 billion non-cash goodwill impairment charge and $201 million in merger-related charges. Non-interest expense was $4.8 billion in 2009, reflecting higher securities impairments and FDIC insurance costs.

Salaries and employee benefits decreased 4 percent to $2.3 billion in 2009 compared to $2.4 billion in 2008, Included in total salaries and employee benefits in 2008 are merger charges totaling $134 million. The year-over-year decrease in salaries and employee benefits cost is the due to a 7 percent decline in headcount. At December 31, 2009, Regions had 28,509 employees compared to 30,784 at December 31, 2008.

Net occupancy expense increased 3 percent to $454 million in 2009, due primarily to charges associated with the 2009 decision to consolidate 121 branches. Also, included in net occupancy expense in 2008 were merger charges of $4 million, reflecting costs to vacate leases due to the merger.

Furniture and equipment expense decreased $24 million to $311 million in 2009. This decrease is primarily due to lower depreciation; however 2009 branch consolidation charges of $7 million partially offset the decreases. Included in furniture and equipment expense were merger charges of $5 million in 2008.

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

Other real estate owned (“OREO”) expenses include the cost of adjusting foreclosed properties to fair value after these assets have been classified as OREO and net gains and losses on sales of properties, as well as other costs to maintain the property such as property taxes, security, grounds maintenance, etc. Foreclosed properties balances increased $364 million to $607 million in 2009 compared to $243 million in 2008 due to increasing numbers of foreclosures. OREO expense increased $72 million to $175 million in 2009 compared to $103 million in 2008, driven by the significant increase in OREO balances, coupled with property valuation declines resulting from further deterioration of the housing and real estate markets.

Marketing expenses decreased $22 million during 2009 to $75 million compared to $97 million in 2008. The decrease was driven by $13 million of merger-related charges in 2008.

Mortgage servicing rights impairment was $85 million in 2008. There was no impairment related to mortgage servicing rights in 2009 as the Company elected the fair value method as of January 1, 2009.

FDIC premiums, including a special assessment, increased $212 million to $227 million in 2009. The increases resulted from higher premium rates applied to a higher level of insured deposit balances. The FDIC made a number of changes to its assessment rate schedule, which drove the increase in premium rates. The bank regulatory agencies’ ratings, comprised of Regions Bank’s capital, asset quality, management, earnings, liquidity and sensitivity to risk, along with its long-term debt issuer ratings and financial ratios, were the primary factors in determining FDIC insurance premiums.

Other miscellaneous expenses include communications, and business development services. Other miscellaneous expenses decreased $186 million to $736 million in 2009. Included in other miscellaneous expenses are merger charges totaling $38 million in 2008. The decline in 2009 was attributable to several factors. As discussed above, in January 2009, Regions began accounting for mortgage servicing rights at fair market value with any changes to fair value being recorded in mortgage income. At that time, Regions was no longer required to adjust non-interest expense for amortization of mortgage servicing rights. The impact of the amortization expense for 2008 was $75 million and there was no corresponding impact in 2009. Also, included in other non-interest expense in 2008 was $49 million of write-downs on investments in two Morgan Keegan mutual funds with no similar expense during 2009.

Regions’ 2009 benefit for income taxes from continuing operations decreased $177 million to a tax benefit of $171 million compared to a tax benefit of $348 million in 2008. The decrease in the benefit is primarily related to the tax expenses on leveraged lease terminations in 2009.

Net charge-offs totaled $2.3 billion, or 2.38 percent of average loans in 2009 compared to $1.5 billion, or 1.59 percent of average loans in 2008. The increased loss rate reflected ongoing pressure in property valuations and continued strains in the economy as a whole. Non-performing assets increased $2.7 billion between December 31, 2009 and December 31, 2008 to $4.4 billion, primarily due to continued weakness in the Company’s land, single-family and condominium portfolios. Non-performing assets held for sale totaled $317 million and $423 million at December 31, 2009 and 2008, respectively.

The provision for loan losses is used to maintain the allowance for loan losses at a level that in management’s judgment is adequate to cover losses inherent in the portfolio at the balance sheet date. During 2009 the provision for loan losses was $3.5 billion and net charge-offs were $2.3 billion. This compares to a provision for loan losses of $2.1 billion and net charge-offs of $1.5 billion in 2008. The increase in the provision was primarily due to focused efforts to identify and address loan portfolio pressure, as well as continued deterioration in the land, single-family, condominium and home equity portfolios. Income-producing investor real estate, including multi-family and retail, also contributed to the increased level of non-performing loans, which significantly impacts the level of the provision.

At December 31, 2009, the allowance for loan losses totaled $3.1 billion or 3.43 percent of total loans, net of unearned income compared to $1.8 billion or 1.87 percent at year-end 2008. The increase in the allowance for loan loss ratio reflects management’s estimate of the level of inherent losses in the portfolio, which continued to increase during 2009 due to a recessionary economy, rising unemployment, a weakened housing market and deterioration in income-producing properties. The increase in non-performing assets, driven by land, single-family and condominium loans and income producing investor real estate loans, was a key determining dynamic in the assessment of inherent losses and, as a result, was an important factor in determining the allowance level. Additionally, unfavorable migration between risk rating categories drove higher allowance allocation rates for these loan portfolios.

Table 28—Quarterly Results of Operations

	2010				2009
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(In millions, except per share data)
Total interest income	$1,136	$1,158	$1,180	$1,215	$1,288	$1,314	$1,351	$1,379
Total interest expense	259	290	324	384	438	469	520	570

Net interest income	877	868	856	831	850	845	831	809
Provision for loan losses	682	760	651	770	1,179	1,025	912	425

Net interest income (loss) after provision for loan losses	195	108	205	61	(329)	(180)	(81)	384
Total non-interest income, excluding securities gains (losses), net	880	748	756	753	814	768	1,091	1,013
Securities gains (losses), net	333	2	—	59	(96)	4	108	53
Total non-interest expense	1,266	1,163	1,326	1,230	1,219	1,243	1,231	1,058

Income (loss) before income taxes	142	(305)	(365)	(357)	(830)	(651)	(113)	392
Income tax expense (benefit)	53	(150)	(88)	(161)	(287)	(274)	75	315

Net income (loss)	$89	$(155)	$(277)	$(196)	$(543)	$(377)	$(188)	$77

Net income (loss) available to common shareholders	$36	$(209)	$(335)	$(255)	$(606)	$(437)	$(244)	$26

Earnings (loss) per share available to common shareholders:
Basic	$0.03	$(0.17)	$(0.28)	$(0.21)	$(0.51)	$(0.37)	$(0.28)	$0.04
Diluted	0.03	(0.17)	(0.28)	(0.21)	(0.51)	(0.37)	(0.28)	0.04

Cash dividends declared per share	0.01	0.01	0.01	0.01	0.01	0.01	0.01	0.10

Market price:
High	7.62	7.76	9.33	8.05	6.29	6.91	7.60	9.07
Low	5.12	6.12	6.55	5.33	4.61	3.30	3.66	2.35

Notes:	1. Quarterly amounts may not add to year-to-date amounts due to rounding. 2. High and low market prices are based on intraday sales prices.

Item 8.	Financial Statements and Supplementary Data

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

Regions’ management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its Internal Control—Integrated Framework. Based on our assessment, we believe and assert that, as of December 31, 2010, the Company’s internal control over financial reporting is effective based on those criteria.

Regions’ independent registered public accounting firm has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. This report appears on the following page.

REGIONS FINANCIAL CORPORATION

by	/s/ O. B. GRAYSON HALL, JR.
O. B. Grayson Hall, Jr. President and Chief Executive Officer

by	/s/ DAVID J. TURNER, JR.
David J. Turner, Jr. Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

THE BOARD OF DIRECTORS AND SHAREHOLDERS OF REGIONS FINANCIAL CORPORATION

We have audited Regions Financial Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Regions Financial Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Regions Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Regions Financial Corporation and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010 of Regions Financial Corporation and our report dated February 24, 2011, expressed an unqualified opinion thereon.

Birmingham, Alabama

February 24, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

THE BOARD OF DIRECTORS AND SHAREHOLDERS OF REGIONS FINANCIAL CORPORATION

We have audited the accompanying consolidated balance sheets of Regions Financial Corporation and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Regions Financial Corporation and subsidiaries at December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Regions Financial Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2011, expressed an unqualified opinion thereon.

Birmingham, Alabama

February 24, 2011

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31
	2010	2009
	(In millions, except share data)
Assets
Cash and due from banks	$1,643	$2,052
Interest-bearing deposits in other banks	4,880	5,580
Federal funds sold and securities purchased under agreements to resell	396	379
Trading account assets	1,116	3,039
Securities available for sale	23,289	24,069
Securities held to maturity (estimated fair value of $26 and $31, respectively)	24	31
Loans held for sale (includes $1,174 and $780 measured at fair value, respectively)	1,485	1,511
Loans, net of unearned income	82,864	90,674
Allowance for loan losses	(3,185)	(3,114)

Net loans	79,679	87,560
Other interest-earning assets	1,219	734
Premises and equipment, net	2,569	2,668
Interest receivable	421	468
Goodwill	5,561	5,557
Mortgage servicing rights	267	247
Other identifiable intangible assets	385	503
Other assets	9,417	7,920

Total assets	$132,351	$142,318

Liabilities and Stockholders’ Equity
Deposits:
Non-interest-bearing	$25,733	$23,204
Interest-bearing	68,881	75,476

Total deposits	94,614	98,680
Borrowed funds:
Short-term borrowings:
Federal funds purchased and securities sold under agreements to repurchase	2,716	1,893
Other short-term borrowings	1,221	1,775

Total short-term borrowings	3,937	3,668
Long-term borrowings	13,190	18,464

Total borrowed funds	17,127	22,132
Other liabilities	3,876	3,625

Total liabilities	115,617	124,437
Stockholders’ equity:
Preferred stock, authorized 10 million shares
Series A, cumulative perpetual participating, par value $1.00 (liquidation preference $1,000.00) per share, net of discount; Issued—3,500,000 shares	3,380	3,343
Series B, mandatorily convertible, cumulative perpetual participating, par value $1,000.00 (liquidation preference $1,000.00) per share; Issued—0 and 267,665 shares, respectively	—	259
Common stock, par value $.01 per share:
Authorized 3 billion shares at December 31, 2010 and 1.5 billion shares at December 31, 2009
Issued including treasury stock—1,299,000,755 and 1,235,850,589 shares, respectively	13	12
Additional paid-in capital	19,050	18,781
Retained earnings (deficit)	(4,047)	(3,235)
Treasury stock, at cost—42,764,258 and 43,241,020 shares, respectively	(1,402)	(1,409)
Accumulated other comprehensive income (loss), net	(260)	130

Total stockholders’ equity	16,734	17,881

Total liabilities and stockholders’ equity	$132,351	$142,318

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31
	2010	2009	2008
	(In millions, except per share data)
Interest income on:
Loans, including fees	$3,705	$4,199	$5,550
Securities:
Taxable	873	966	828
Tax-exempt	1	19	40

Total securities	874	985	868
Loans held for sale	39	55	35
Federal funds sold and securities purchased under agreements to resell	3	3	18
Trading account assets	41	62	63
Other interest-earning assets	27	28	29

Total interest income	4,689	5,332	6,563
Interest expense on:
Deposits	755	1,277	1,724
Short-term borrowings	10	54	369
Long-term borrowings	492	666	627

Total interest expense	1,257	1,997	2,720

Net interest income	3,432	3,335	3,843
Provision for loan losses	2,863	3,541	2,057

Net interest income (loss) after provision for loan losses	569	(206)	1,786
Non-interest income:
Service charges on deposit accounts	1,174	1,156	1,148
Brokerage, investment banking and capital markets	1,059	989	1,027
Mortgage income	247	259	138
Trust department income	196	191	234
Securities gains, net	394	69	92
Leveraged lease termination gains	78	587	—
Other	383	504	434

Total non-interest income	3,531	3,755	3,073
Non-interest expense:
Salaries and employee benefits	2,318	2,269	2,356
Net occupancy expense	448	454	442
Furniture and equipment expense	304	311	335
Other-than-temporary impairments(1)	2	75	23
Goodwill impairment	—	—	6,000
Regulatory charge	200	—	—
Other	1,713	1,642	1,636

Total non-interest expense	4,985	4,751	10,792

Income (loss) from continuing operations before income taxes	(885)	(1,202)	(5,933)
Income tax benefit	(346)	(171)	(348)

Income (loss) from continuing operations	(539)	(1,031)	(5,585)
Discontinued operations:
Loss from discontinued operations before income taxes	—	—	(18)
Income tax benefit	—	—	(7)

Loss from discontinued operations, net of tax	—	—	(11)

Net income (loss)	$(539)	$(1,031)	$(5,596)

Net income (loss) from continuing operations available to common shareholders	$(763)	$(1,261)	$(5,611)

Net income (loss) available to common shareholders	$(763)	$(1,261)	$(5,622)

Weighted-average number of shares outstanding:
Basic	1,227	989	695
Diluted	1,227	989	695
Earnings (loss) per common share from continuing operations
Basic	$(0.62)	$(1.27)	$(8.07)
Diluted	(0.62)	(1.27)	(8.07)
Earnings (loss) per common share:
Basic	(0.62)	(1.27)	(8.09)
Diluted	(0.62)	(1.27)	(8.09)
Cash dividends declared per common share	0.04	0.13	0.96

(1)	Includes $266 million for the year ended December 31, 2009, of gross charges, net of $191 million of non-credit portion reported in other comprehensive income (loss). For 2008, there was no non-credit component. The corresponding 2010 amounts are immaterial.

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Treasury Stock, At Cost	Accumulated Other Comprehensive Income (Loss)	Total

	Shares	Amount	Shares	Amount
	(In millions, except share and per share data)
BALANCE AT JANUARY 1, 2008	—	$—	694	$7	$16,545	$4,439	$(1,371)	$203	$19,823
Cumulative effect of change in accounting principles due to adoption of new accounting literature	—	—	—	—	—	(17)	—	—	(17)
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	(5,596)	—	—	(5,596)
Net change in unrealized gains and losses on securities available for sale, net of tax and reclassification adjustment (1)	—	—	—	—	—	—	—	(101)	(101)
Net change in unrealized gains and losses on derivative instruments, net of tax and reclassification adjustment (1)	—	—	—	—	—	—	—	190	190
Net change from defined benefit pension plans, net of tax (1)	—	—	—	—	—	—	—	(314)	(314)

Comprehensive income (loss)									(5,821)
Cash dividends declared—$0.96 per share	—	—	—	—	—	(669)	—	—	(669)
Preferred dividends	—	—	—	—	—	(26)	—	—	(26)
Preferred stock transactions:
Proceeds from issuance of 3,500,000 shares of preferred stock	4	3,304	—	—	—	—	—	—	3,304
Proceeds from issuance of 48,253,677 common stock warrant	—	—	—	—	196	—	—	—	196
Discount accretion	—	3	—	—	—	—	—	—	3
Common stock transactions:
Impact of stock transactions under compensation plans, net	—	—	(3)	—	74	—	(54)	—	20

BALANCE AT DECEMBER 31, 2008	4	3,307	691	7	16,815	(1,869)	(1,425)	(22)	16,813
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	(1,031)	—	—	(1,031)
Net change in unrealized gains and losses on securities available for sale, net of tax and reclassification adjustment (1)	—	—	—	—	—	—	—	277	277
Net change in unrealized gains and losses on derivative instruments, net of tax and reclassification adjustment (1)	—	—	—	—	—	—	—	(133)	(133)
Net change from defined benefit pension plans, net of tax (1)	—	—	—	—	—	—	—	8	8

Comprehensive income (loss)									(879)
Cash dividends declared—$0.13 per share	—	—	—	—	—	(105)	—	—	(105)
Preferred dividends	—	—	—	—	—	(194)	—	—	(194)
Preferred stock transactions:
Net proceeds from issuance of 287,500 shares of mandatorily convertible preferred stock	—	278	—	—	—	—	—	—	278
Discount accretion	—	36	—	—	—	(36)	—	—	—
Conversion of Series B shares	—	(19)	—	—	—	—	—	—	(19)
Common stock transactions:
Net proceeds from issuance of 460 million shares of common stock	—	—	460	5	1,764	—	—	—	1,769
Issuance of 33 million shares of common stock issued in connection with early extinguishment of debt	—	—	33	—	135	—	—	—	135
Conversion of Series B shares	—	—	5	—	19	—	—	—	19
Impact of stock transactions under compensation plans, net	—	—	4	—	48	—	16	—	64

BALANCE AT DECEMBER 31, 2009	4	$3,602	1,193	$12	$18,781	$(3,235)	$(1,409)	$130	$17,881

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY—Continued

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Treasury Stock, At Cost	Accumulated Other Comprehensive Income (Loss)	Total

	Shares	Amount	Shares	Amount
	(In millions, except share and per share data)
Comprehensive income (loss):
Net income (loss)	—	$—	—	$—	$—	$(539)	$—	$—	$(539)
Net change in unrealized gains and losses on
Securities available for sale, net of tax and reclassification adjustment(1)	—	—	—	—	—	—	—	(194)	(194)
Net change in unrealized gains and losses on derivative instruments, net of tax and reclassification adjustment(1)	—	—	—	—	—	—	—	(166)	(166)
Net change from defined benefit pension plans, net of tax(1)	—	—	—	—	—	—	—	(30)	(30)

Comprehensive income (loss)									(929)
Cash dividends declared—$0.04 per share	—	—	—	—	—	(49)	—	—	(49)
Preferred dividends	—	—	—	—	3	(187)	—	—	(184)
Preferred stock transactions:
Conversion of mandatorily convertible preferred stock into 63 million shares of common stock	—	(259)	63	1	258	—	—	—	—
Discount accretion	—	37	—	—	—	(37)	—	—	—
Common stock transactions:
Impact of stock transactions under compensation plans, net	—	—	—	—	8	—	7	—	15

BALANCE AT DECEMBER 31, 2010	4	$3,380	1,256	$13	$19,050	$(4,047)	$(1,402)	$(260)	$16,734

(1)	See disclosure of reclassification adjustment amount and tax effect, as applicable, in Note 14 to consolidated financial statements.

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2010	2009	2008
	(In millions)
Operating activities:
Net income (loss)	$(539)	$(1,031)	$(5,596)
Adjustments to reconcile net cash provided by operating activities:
Provision for loan losses	2,863	3,541	2,057
Impairment of goodwill	—	—	6,000
Depreciation and amortization of premises and equipment	284	284	286
Impairment of mortgage servicing rights	—	—	85
Provision for losses on other real estate, net	168	142	88
Net amortization (accretion) of securities	220	10	(15)
Net amortization of loans and other assets	233	252	122
Net accretion of deposits and borrowings	(5)	(19)	(15)
Net securities gains	(394)	(69)	(92)
Net loss on sale of premises and equipment	—	—	3
Loss (gain) on early extinguishment of debt	108	(61)	66
Other-than-temporary impairments, net	2	75	23
Deferred income tax (benefit) expense	(210)	245	(407)
Excess tax benefits from share-based payments	—	(4)	—
Originations and purchases of loans held for sale	(5,148)	(7,409)	(3,079)
Proceeds from sales of loans held for sale	5,875	7,650	3,849
Gain on sale of loans, net	(107)	(96)	(57)
Valuation charges on loans held for sale	45	25	—
Loss from sale of mortgage servicing rights	—	—	15
Decrease (increase) in trading account assets	1,923	(1,989)	88
(Increase) decrease in other interest-earning assets	(485)	163	(392)
Decrease (increase) in interest receivable	47	(10)	158
(Increase) decrease in other assets	(876)	462	(584)
Increase (decrease) in other liabilities	224	(90)	(764)
Other	(1)	(52)	168

Net cash from operating activities	4,227	2,019	2,007
Investing activities:
Proceeds from sales of securities available for sale	10,340	5,451	2,142
Proceeds from maturities of:
Securities available for sale	8,012	5,405	3,181
Securities held to maturity	6	17	9
Purchases of:
Securities available for sale	(17,701)	(15,646)	(6,848)
Securities held to maturity	—	—	(5)
Proceeds from sales of loans	2,233	645	1,247
Proceeds from sales of mortgage servicing rights	—	—	44
Net decrease (increase) in loans	1,385	2,443	(6,433)
Net purchases of premises and equipment	(191)	(234)	(464)
Net cash received from deposits assumed	—	279	894

Net cash from investing activities	4,084	(1,640)	(6,233)
Financing activities:
Net (decrease) increase in deposits	(4,066)	7,501	(4,757)
Net increase (decrease) in short-term borrowings	269	(12,154)	4,702
Proceeds from long-term borrowings	3,743	2,792	11,606
Payments on long-term borrowings	(9,116)	(3,246)	(3,955)
Net proceeds from issuance of mandatorily convertible preferred stock	—	278	—
Net proceeds from issuance of common stock	—	1,769	—
Issuance of preferred stock and common stock warrant	—	—	3,500
Cash dividends on common stock	(49)	(105)	(669)
Cash dividends on preferred stock	(184)	(194)	—
Proceeds from stock transactions under compensation plans	—	14	27
Excess tax benefits from share-based payments	—	4	—

Net cash from financing activities	(9,403)	(3,341)	10,454

Decrease in cash and cash equivalents	(1,092)	(2,962)	6,228
Cash and cash equivalents at beginning of year	8,011	10,973	4,745

Cash and cash equivalents at end of period	$6,919	$8,011	$10,973

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

The accounting and reporting policies of Regions and the methods of applying those policies that materially affect the accompanying consolidated financial statements conform with accounting principles generally accepted in the United States (“GAAP”) and with general financial services industry practices. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the balance sheet dates and revenues and expenses for the periods presented. Actual results could differ from the estimates and assumptions used in the consolidated financial statements including, but not limited to, the estimates and assumptions related to the allowance for credit losses, intangibles, mortgage servicing rights and income taxes.

Regions has evaluated all subsequent events for potential recognition and disclosure through the filing date of this Form 10-K.

Certain amounts in prior period financial statements have been reclassified to conform to current period presentation, except as otherwise noted. These reclassifications are immaterial and have no effect on net income (loss), total assets or stockholders’ equity.

BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Regions, its subsidiaries and certain variable interest entities (“VIEs”). Significant intercompany balances and transactions have been eliminated. Regions considers a voting rights entity to be a subsidiary and consolidates it if Regions has a controlling financial interest in the entity. VIEs are consolidated if Regions has the power to direct the significant activities of the VIE that impact financial performance and has the obligation to absorb losses or the right to receive benefits that could potentially be significant (i.e., Regions is considered to be the primary beneficiary). Unconsolidated investments in voting rights entities or VIEs in which Regions has significant influence over operating and financing decisions (usually defined as a voting or economic interest of 20 percent to 50 percent) are accounted for using the equity method. Unconsolidated investments in voting rights entities or VIEs in which Regions has a voting or economic interest of less than 20 percent are generally carried at cost. See Note 2 for further discussion of VIEs.

CASH AND CASH FLOWS

Cash equivalents include cash and due from banks, interest-bearing deposits in other banks, and federal funds sold and securities purchased under agreements to resell. Cash flows from loans, either originated or acquired, are classified at that time according to management’s original intent to either sell or hold the loan for the foreseeable future. When management’s intent is to sell the loan, the cash flows of that loan are presented as operating cash flows. When management’s intent is to hold the loan for the foreseeable future, the cash flows of that loan are presented as investing cash flows.

The following table summarizes supplemental cash flow information for the years ended December 31:

	2010	2009	2008
	(In millions)
Cash paid (received) during the period for:
Interest	$1,442	$2,086	$2,800
Income taxes, net	(555)	137	267
Loans transferred to other real estate	649	890	414
Student loans transferred to loans held for sale	—	—	792
Nonperforming loans transferred to loans held for sale	594	374	482
Properties transferred to held for sale	6	68	—

SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities purchased under agreements to resell and securities sold under agreements to repurchase are treated as collateralized financing transactions. It is Regions’ policy to take possession of securities purchased under resell agreements.

TRADING ACCOUNT ASSETS

Trading account assets, which are primarily held for the purpose of selling at a profit, consist of debt and marketable equity securities and are carried at estimated fair value. Gains and losses, both realized and unrealized, are included in brokerage, investment banking and capital markets income.

SECURITIES

Management determines the appropriate classification of debt and equity securities at the time of purchase and periodically re-evaluates such designations. Debt securities are classified as securities held to maturity when the Company has the intent and ability to hold the securities to maturity. Securities held to maturity are stated at amortized cost. Debt securities not classified as securities held to maturity or trading account assets and marketable equity securities not classified as trading account assets are classified as securities available for sale. Securities available for sale are stated at estimated fair value with changes in unrealized gains and losses, net of taxes, reported as a component of other comprehensive income (loss). See Note 21 for discussion of determining fair value.

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

The Company reviews its securities portfolio on a regular basis to determine if there are any conditions indicating that a security has other-than-temporary impairment. Factors considered in this determination include the length of time and the extent to which the market value has been below cost, the credit standing of the issuer, Regions’ intent to sell and whether it is more likely than not that the Company will have to sell the security before its market value recovers. Activity related to the credit loss component of other-than-temporary impairment is recognized in earnings. For debt securities, the portion of other-than-temporary impairment related to all factors other than credit is recognized in other comprehensive income. See Note 3 for discussion and details of other-than-temporary impairment.

LOANS HELD FOR SALE

At December 31, 2010 and 2009, loans held for sale included commercial loans, investor real estate loans, residential real estate mortgage loans and student loans. Commercial and investor real estate loans held for sale consist of certain non-performing loans for which management has the intent to sell in the near term. Regions primarily classifies new 15 and 30-year conforming residential real estate mortgage loans as held for sale based on intent, which is determined when Regions enters into an interest rate lock commitment on this loan type. Regions has elected the fair value option for residential mortgage loans held for sale. Residential real estate mortgage loans not designated as held for sale are retained based on available liquidity, interest rate risk management and other business purposes. Student loans held for sale include certain loans for which management has the intent to sell in the near term. Commercial and investor real estate loans held for sale are carried at the lower of cost or estimated fair value, and student loans held for sale are carried at the lower of aggregate cost or estimated fair value. See Note 21 for discussion of determining fair value. Gains and losses on commercial and investor real estate loans held for sale are included in other non-interest expense. Gains and losses on residential mortgage loans held for sale for which the fair value option has been elected are included in mortgage income. Gains and losses on all other loans held for sale are classified as other non-interest income.

LOANS

Loans are carried at the principal amount outstanding, net of premiums, discounts, unearned income and deferred loan fees and costs. Interest income on loans is accrued based on the contractual interest rate and the principal amount outstanding, except for those loans classified as non-accrual. Premiums and discounts on purchased loans and non-refundable loan origination and commitment fees, net of direct costs of originating or acquiring loans, are deferred and recognized over the estimated lives of the related loans as an adjustment to the loans’ effective yield, which is included in interest income on loans.

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

Loans are placed on non-accrual status when management has determined that full payment of all contractual principal and interest is in doubt, or based on a period of delinquency, unless the loan is well-secured and in the process of collection. When a commercial loan is placed on non-accrual status, uncollected interest accrued in the current year is reversed and charged to interest income. Uncollected interest accrued from prior years on commercial loans placed on non-accrual status in the current year is charged against the allowance for loan losses. When a consumer loan is placed on non-accrual status, all uncollected interest accrued is reversed and charged to interest income. Interest collections on non-accrual loans are applied as principal reductions. Regions determines past due or delinquency status of a loan based on contractual payment terms.

Charge-offs on commercial and investor real estate loans occur when available information confirms the loan is not fully collectible and the loss is reasonably quantifiable. Consumer loans are subject to mandatory charge-off at a specified delinquency date consistent with regulatory guidelines.

ALLOWANCE FOR CREDIT LOSSES

Through provisions charged directly to expense, Regions has established an allowance for credit losses (“allowance”). This allowance is comprised of two components: the allowance for loan and lease losses, which is a contra-asset to loans, and a reserve for unfunded credit commitments, which is recorded in other liabilities. The allowance is reduced by actual losses and increased by recoveries, if any. Regions charges losses against the allowance in the period the loss is confirmed.

The allowance is maintained at a level believed adequate by management to absorb probable losses inherent in the loan portfolio and in accordance with GAAP and regulatory guidelines. Management’s determination of the adequacy of the allowance is a quarterly process and is based on an evaluation and rating of the loan portfolio segments, historical loan loss experience, current economic conditions, collateral values of properties securing loans, volume, growth, quality and composition of the loan portfolio segments, regulatory guidance, and other relevant factors. Changes in any of these, or other factors, or the availability of new information, could require that the allowance be adjusted in future periods. Actual losses could vary from management’s estimates. Management attributes portions of the allowance to loans that it evaluates and determines to be impaired and to groups of loans that it evaluates collectively. The remaining allowance is available to cover all charge-offs that arise from the loan portfolio.

In determining the appropriate level of allowance, management uses information to stratify the loan portfolio segments into loan pools with common risk characteristics. Classes in the commercial and investor real estate portfolio segments are disaggregated based upon underlying credit quality and probability of default. Classes in the consumer portfolio segment are disaggregated by accrual status. Certain portions of the allowance are attributed to loan pools based on various factors and analyses, including but not limited to, current and historical loss experience trends and levels of problem credits, current economic conditions, changes in product mix and underwriting. Loans deemed to be impaired include non-accrual loans, excluding consumer loans, and troubled debt restructurings (“TDRs”). Impaired loans with outstanding balances greater than or equal to $2.5 million are evaluated individually rather than on a pool basis as described above. For these loans, Regions measures the level of impairment based on the present value of the estimated projected cash flows, the estimated value of the collateral or, if available, the observable market price. Regions generally uses the estimated projected cash flow method to measure impairment. For consumer TDRs, Regions measures the level of impairment based on pools of loans stratified by common risk characteristics.

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

Regions enters into lease transactions for the right to use assets. These leases vary in term and, from time to time, include incentives and/or rent escalations. Examples of incentives include periods of “free” rent and leasehold improvement incentives. Regions recognizes incentives and escalations on a straight-line basis over the lease term as a reduction of or increase to rent expense, as applicable, in net occupancy expense in the consolidated statements of operations.

INTANGIBLE ASSETS

Intangible assets include goodwill, which is the excess of cost over the fair value of net assets of acquired businesses, and other identifiable intangible assets. Other identifiable intangible assets include the following: (1) core deposit intangible assets, which are amounts recorded related to the value of acquired indeterminate-maturity deposits, (2) amounts capitalized related to the value of acquired customer relationships and (3) amounts recorded related to employment agreements with certain individuals of acquired entities. Core deposit intangibles and most other identifiable intangibles are amortized on an accelerated basis over their expected useful lives.

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

For purposes of performing Step One of the goodwill impairment test, Regions uses both the income and market approaches to value its reporting units. Regions uses the output from these approaches to determine estimated fair value of the reporting unit. The income approach, which is the primary valuation approach, consists of discounting projected long-term future cash flows, which are derived from internal forecasts and economic expectations for the respective reporting units. The projected future cash flows are discounted using cost of capital metrics for Regions’ peer group or a build-up approach (such as the capital asset pricing model) applicable to each reporting unit. The significant inputs to the income approach include expected future cash flows, which are primarily driven by the long-term target tangible equity to tangible assets ratio, and the discount rate, which is determined in the build-up approach using the risk-free rate of return, adjusted equity beta, equity risk premium, and a company-specific risk factor. The company-specific risk factor is used to address the uncertainty of growth estimates and earnings projections of management.

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

For purposes of performing Step Two of the goodwill impairment test, if applicable, Regions compares the implied estimated fair value of the reporting unit goodwill with the carrying amount of that goodwill. In order to determine the implied estimated fair value, a full purchase price allocation would be performed in the same manner as if a business combination had occurred. As part of the Step Two analysis, Regions estimates the fair value of all of the assets and liabilities of the reporting unit, including unrecognized assets and liabilities. The related valuation methodologies for certain material financial assets and liabilities are discussed in Note 21.

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

Refer to Note 8 for further discussion of the results of the goodwill and other identifiable intangibles impairment tests.

ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS

Regions accounts for transfers of financial assets as sales when control over the transferred assets is surrendered. Control is generally considered to have been surrendered when (i) the transferred assets are legally isolated from the Company or its consolidated affiliates, even in bankruptcy or other receivership, (ii) the transferee has the right to pledge or exchange the assets with no conditions that constrain the transferee and provide more than a trivial benefit to the Company, and (iii) the Company does not maintain the obligation or unilateral ability to reclaim or repurchase the assets. If these sale criterion are met, the transferred assets are removed from the Company’s balance sheet and a gain or loss on sale is recognized. If not met, the transfer is recorded as a secured borrowing, and the assets remain on the Company’s balance sheet, the proceeds from the transaction are recognized as a liability, and gain or loss on sale is deferred until the sale criterion are achieved.

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

Effective January 1, 2009, the Company made an election to prospectively change the policy for accounting for residential mortgage servicing rights from the amortization method to the fair value measurement method. Under the fair value measurement method, servicing assets are measured at fair value each period with changes in fair value recorded as a component of mortgage income. Additionally, during the third quarter of 2009, Regions adopted an option-adjusted spread (“OAS”) valuation approach. The OAS represents the average spread over the LIBOR swap curve that equates the asset’s discounted cash flows to its market price.

The fair value of mortgage servicing rights is calculated using various assumptions including future cash flows, market discount rates, expected prepayment rates, servicing costs and other factors. A significant change in prepayments of mortgages in the servicing portfolio could result in significant changes in the valuation adjustments, thus creating potential volatility in the carrying amount of mortgage servicing rights. See Note 21 for additional discussion regarding determination of fair value.

FORECLOSED PROPERTY AND OTHER REAL ESTATE

Other real estate and certain other assets acquired in satisfaction of indebtedness (“foreclosure”) are carried in other assets at the lower of the recorded investment in the loan or fair value less estimated costs to sell the property. At or shortly after the date of transfer, when the recorded investment in the loan exceeds the property’s fair value less costs to sell, write-downs are recorded as charge-offs against the allowance. Subsequent to transfer, additional write-downs are recorded as other non-interest expense. Gain or loss on the sale of foreclosed property and other real estate is included in other non-interest expense. See Note 9 for details.

From time to time, assets classified as premises and equipment are transferred to held for sale for various reasons. These assets are carried in other assets at the lower of the recorded investment in the asset or fair value less estimated cost to sell based upon the property’s appraised value at the date of transfer. Any write-downs of property held for sale are recorded as other non-interest expense. At December 31, 2010 and 2009, the carrying values of premises and equipment held for sale were approximately $28 million and $56 million, respectively.

DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

The Company enters into derivative financial instruments to manage interest rate risk, facilitate asset/liability management strategies and manage other exposures. These instruments primarily include interest rate swaps, options on interest rate swaps, interest rate caps and floors, Eurodollar futures, and forward sale commitments. All derivative financial instruments are recognized on the consolidated balance sheets as other assets or other liabilities, as applicable, at estimated fair value. Regions enters into master netting agreements with counterparties and/or requires collateral based on counterparty credit ratings to cover exposures.

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

When a hedge is terminated or hedge accounting is discontinued because the hedged item no longer meets the definition of a firm commitment, or because it is probable that the forecasted transaction will not occur by the end of the specified time period, the derivative will continue to be recorded in the consolidated balance sheets at its estimated fair value, with changes in fair value recognized in brokerage, investment banking and capital markets income. Any asset or liability that was recorded pursuant to recognition of the firm commitment is removed from the consolidated balance sheets and recognized in other non-interest expense. Gains and losses that were accumulated in other comprehensive income pursuant to the hedge of a forecasted transaction are recognized immediately in other non-interest expense.

Derivative contracts that do not qualify for hedge accounting are classified as trading with gains and losses related to the change in fair value recognized in the statement of operations during the period. These positions are used to mitigate economic and accounting volatility related to customer derivative transactions, as well as non-derivative instruments.

Regions enters into interest rate lock commitments, which are commitments to originate mortgage loans whereby the interest rate on the loan is determined prior to funding and the customers have locked into that interest rate. Accordingly, such commitments are recorded at estimated fair value with changes in fair value recorded in mortgage income. Regions also has corresponding forward sale commitments related to these interest rate lock commitments, which are recorded at fair value with changes in fair value recorded in mortgage income. See Note 21 for additional information related to the valuation of interest rate lock commitments.

Regions enters into various derivative agreements with customers desiring protection from possible future market fluctuations. Regions manages the market risk associated with these derivative agreements in a trading portfolio. The contracts in this portfolio do not qualify for hedge accounting and are marked-to-market through earnings and included in other assets and other liabilities.

Concurrent with the election to use fair value measurement for mortgage servicing rights referred to above, Regions began using various derivative instruments to mitigate the impact of changes in the fair value of mortgage servicing rights in the statements of operations. The instruments are primarily forward rate commitments but can include futures and swaptions. These derivatives are carried at fair value, with changes in fair value reported in mortgage income.

INCOME TAXES

The Company accounts for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for expected future tax consequences. Under this method, deferred tax assets and liabilities are determined by applying the federal and state tax rates to the differences between financial statement carrying amounts and the corresponding tax bases of assets and liabilities. Deferred tax assets are also recorded for any tax attributes, such as tax credit carryforwards and net operating losses. Any effect of a change in federal and state tax rates on deferred tax assets and liabilities is recognized in income tax expense in the period that includes the enactment date. The Company reflects either the expected amount of income tax expense to be refunded or paid during the year within current income tax (benefit)/expense, as applicable.

The Company evaluates the realization of deferred tax assets based on all positive and negative evidence available at the balance sheet date. Realization of deferred tax assets is based on the Company’s judgments, including taxable income within any applicable carryback periods, future projected taxable income, reversal of taxable temporary differences and other tax-planning strategies to maximize realization of the deferred tax assets. A valuation allowance is recorded for any deferred tax assets that are not more-likely-than-not to be realized. See

Note 19 for additional discussion regarding income taxes. Income tax benefits generated from uncertain tax positions are accounted for using the recognition and cumulative-probability measurement thresholds. Based on the technical merits, if a tax benefit is not more-likely-than-not of being sustained upon examination, the Company records a liability for the recognized income tax benefit. If a tax benefit is more-likely-than-not of being sustained based on the technical merits, the Company utilizes the cumulative probability measurement and records an income tax benefit equivalent to the largest amount of tax benefit that is greater than 50 percent likely to be realized upon ultimate settlement with a taxing authority. The Company recognizes interest expense, interest income and penalties related to unrecognized tax benefits within current income tax expense.

TREASURY STOCK

The purchase of the Company’s common stock is recorded at cost. At the date of retirement or subsequent reissuance, treasury stock is reduced by the cost of such stock with differences recorded in additional paid-in capital or retained earnings, as applicable.

SHARE-BASED PAYMENTS

Compensation cost for share-based payments is measured based on the fair value of the award, which most commonly includes restricted stock (i.e., unvested common stock) and stock options, at the grant date and is recognized in the consolidated financial statements on a straight-line basis over the requisite service period for service-based awards. The fair value of restricted stock or restricted stock units is determined based on the closing price of Regions’ common stock on the date of grant. The fair value of stock options where vesting is based on service is estimated at the date of grant using a Black-Scholes option pricing model and related assumptions. Expected volatility considers implied volatility from traded options on the Company’s stock and, primarily, historical volatility of the Company’s stock. Regions considers historical data to estimate future option exercise behavior, which is used to derive an option’s expected term. The expected term represents the period of time that options are expected to be outstanding from the grant date. Historical data is also used to estimate future employee attrition, which is used to calculate an expected forfeiture rate. Groups of employees that have similar historical exercise behavior are reviewed and considered for valuation purposes. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant and the weighted-average expected life of the grant. Beginning in 2009, Regions issued restricted stock units payable solely in cash (“cash-settled RSUs”), which are accounted for as liabilities in the consolidated balance sheets. The cash settled RSUs are subject to a vesting period ranging from two weeks to one year and, following the vesting period, are subject to transfer restrictions and a delayed payment, which can range from six months to two years. The grant date fair value of the award is determined in the same manner as other restricted stock awards and is charged to the statements of operations over the vesting period. Changes in Regions’ stock price over the delayed payment period are charged to the statements of operations.

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

PER SHARE AMOUNTS

Earnings (loss) per common share computations are based upon the weighted-average number of shares outstanding during the period. Diluted earnings (loss) per common share computations are based upon the weighted- average number of shares outstanding during the period, plus the effect of outstanding stock options and stock performance awards if dilutive. The diluted earnings (loss) per common share computation also assumes conversion of any outstanding convertible preferred stock and warrants, unless such an assumed conversion would be antidilutive.

FAIR VALUE MEASUREMENTS

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

See Note 21 for additional information related to fair value measurements.

DISCONTINUED OPERATIONS

As a result of the sale of EquiFirst Corporation (“EquiFirst”), a wholly owned non-conforming mortgage origination subsidiary, on March 30, 2007, the business related to EquiFirst has been accounted for as discontinued operations with the results presented separately on the consolidated statements of operations. Regions recognized a loss from discontinued operations, net of tax, in the amount of $11 million for the year ending December 31, 2008. The results from discontinued operations did not impact the years ending December 31, 2010 or 2009.

RECENT ACCOUNTING PRONOUNCEMENTS AND ACCOUNTING CHANGES

In January 2009, the FASB issued guidance amending impairment guidance relating to purchased beneficial interests and beneficial interests that are held by a transferor in securitized financial assets. The amended guidance aims to provide a more consistent determination of whether an other-than-temporary impairment has occurred. Additionally, the guidance retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements for certain debt and equity securities. This guidance is effective for interim and annual reporting periods ending after December 15, 2008, and is applied prospectively. Regions adopted this guidance as of December 31, 2008, and the effect of adoption on the consolidated financial statements was not material.

In April 2009, the FASB issued additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. Additionally, the guidance addresses circumstances that indicate a transaction is not orderly. The guidance emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. This guidance is effective for interim and annual reporting periods ending after June 15, 2009, and is applied prospectively. Regions adopted these provisions during the second quarter of 2009, and the effect of the adoption on the consolidated financial statements was not material.

In April 2009, the FASB issued additional guidance modifying and expanding other-than-temporary impairment existing guidance for debt securities. This guidance addresses the unique features of debt securities and clarifies the interaction of the factors that should be considered when determining whether a debt security is other-than-temporarily impaired. Additionally, it requires an entity to recognize the credit component of an other-than-temporary impairment of a debt security in earnings and the noncredit component in other comprehensive income when the entity does not intend to sell the security and it is more likely than not that the entity will not be required to sell the security prior to recovery. The guidance also expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities. This guidance is effective for interim and annual reporting periods ending after June 15, 2009, and is applied prospectively. Regions adopted these provisions during the second quarter of 2009. Refer to Note 3 for additional information.

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

In August 2009, the FASB issued updated guidance to further guidance on how to measure the fair value of a liability and is effective for the first reporting period beginning after August 26, 2009. The adoption of this guidance did not have a material impact to the consolidated financial statements.

In January 2010, the FASB issued accounting guidance regarding disclosures of fair value measurements. The guidance requires additional disclosures related to the transfers in and out of fair value hierarchy and the activity of Level 3 financial instruments. The guidance also provides clarification for the classification of financial instruments and the discussion of inputs and valuation techniques. The new disclosures and clarification are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures related to the activity of Level 3 financial instruments. Those disclosures are effective for periods beginning after December 15, 2010 and for interim periods within those years. All provisions of the guidance were adopted by Regions during the first quarter of 2010. See Note 21 for additional information regarding fair value measurements.

In February 2010, the FASB issued updated guidance which defers, for certain investment funds, the consolidation requirements as a result of updated consolidation guidance. Specifically, the deferral is applicable for a reporting entity’s interest in an entity (1) that has all the attributes of an investment company or (2) for which it is industry practice to apply measurement principles for financial reporting purposes that are consistent with those followed by investment companies. This guidance is effective for periods beginning after November 15, 2009. Regions adopted its provisions during the first quarter of 2010. The adoption of this guidance did not have a material impact to the consolidated financial statements.

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

In March 2010, the FASB issued accounting guidance relating to the scope exception related to embedded credit derivatives amending and clarifying the accounting for credit derivatives embedded in interests in securitized financial assets. This guidance is effective for interim periods beginning after June 15, 2010 and its adoption did not have a material impact to the consolidated financial statements.

In July 2010, the FASB issued accounting guidance related to disclosures about the credit quality of financing receivables and the allowance for credit losses. The amended guidance applies to all financing receivables except for short-term trade receivables and receivables measured at either fair value or the lower of cost or fair value. The objective of the amendment is disclosure of information that enables financial statement users to understand the nature of inherent credit risks, the entity’s method of analysis and assessment of credit risk in estimating the allowance for credit losses, and the reasons for changes in both the receivables and allowances when examining a creditor’s portfolio of financing receivables and its allowance for losses. Under the new guidance, the disaggregation of financing receivables will be disclosed by portfolio segment or by class of financing receivable. The amended guidance is applicable to period-end balances beginning with the first interim or annual reporting period ending on or after December 15, 2010. Regions adopted this guidance as of December 31, 2010 for the disclosures related to end of period financial reporting. See Note 5 for additional information regarding the allowance for credit losses.

FUTURE APPLICATION OF ACCOUNTING STANDARDS

In October 2010, the FASB issued guidance addressing the diversity in practice regarding which costs related to the acquisition or renewal of insurance contracts qualify as deferred acquisition costs for insurance entities. This update amends guidance related to financial services by requiring that costs incurred with the acquisition and renewal of insurance contracts be capitalized as deferred acquisition costs. Incremental direct costs, portions of employees’ compensation associated with time spent acquiring contracts, and other costs directly relating to the advertising, underwriting, issuing and processing of insurance policies are costs that should be capitalized to the extent that they would not have otherwise been incurred had the contracts not been successfully acquired. The amended guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2011. Early adoption at the beginning of an entity’s fiscal year is permitted. Regions is in the process of reviewing the potential impact of this guidance; however, its adoption is not expected to have a material impact to the consolidated financial statements.

In December 2010, the FASB issued guidance for the consideration an entity must give regarding whether it is more likely than not that goodwill impairment exists for each reporting unit with a zero or negative carrying amount. As a result, an entity can no longer assert that a reporting unit is not required to perform the second step of the goodwill impairment test because the carrying amount of the reporting unit is zero or negative, despite the existence of the qualitative factors that indicate goodwill is more likely than not impaired. The amended guidance is effective for fiscal years, and for interim periods within those years, beginning after December 15, 2010, with early adoption prohibited. The adoption of this guidance is not expected to have a material impact to the consolidated financial statements.

NOTE 2. VARIABLE INTEREST ENTITIES

Regions is involved in various entities that are considered to be VIEs, as defined by authoritative accounting literature. Generally, a VIE is a corporation, partnership, trust or other legal structure that either does not have equity investors with substantive voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. The following discusses the VIEs in which Regions has a significant interest.

Regions owns the common stock of subsidiary business trusts, which have issued mandatorily redeemable preferred capital securities (“trust preferred securities”) in the aggregate of approximately $1 billion at the time of issuance. These trusts meet the definition of a VIE of which Regions is not the primary beneficiary; the trusts’ only assets are junior subordinated debentures issued by Regions, which were acquired by the trusts using the proceeds from the issuance of the trust preferred securities and common stock. The junior subordinated debentures are included in long-term borrowings (see Note 12 ) and Regions’ equity interests in the business trusts are included in other assets. Interest expense on the junior subordinated debentures is reported in interest expense on long-term borrowings. For regulatory reporting and capital adequacy purposes, the Federal Reserve Board has indicated that such trust preferred securities will continue to constitute Tier 1 capital.

Regions Morgan Keegan Timberland Group, a wholly-owned subsidiary of Regions, operates and acts as trustee for timber land and related assets in timber land funds, primarily serving institutional investors. These funds individually meet the definition of a VIE, of which Regions is not the primary beneficiary, and collectively meet the criteria for a qualified asset manager; accordingly, Regions Morgan Keegan Timberland Group does not currently consolidate these funds. The accounting standard related to consolidation accounting for qualified asset managers is expected to be revisited at some point in the future.

Regions periodically invests in various limited partnerships that sponsor affordable housing projects, which are funded through a combination of debt and equity. These partnerships meet the definition of a VIE. Due to the nature of the management activities of the general partner, Regions is not the primary beneficiary of these partnerships and accounts for these investments using the equity method. Regions reports its equity share of the partnership gains and losses as an adjustment to non-interest income. The Company also receives credits toward its federal income tax liabilities, which are reported as a reduction of income tax expense (or increase to income tax benefit). Additionally, Regions has short-term construction loans or letters of credit commitments with certain limited partnerships. The funded portion of the short-term loans and letters of credit is classified as commercial and industrial loans on the consolidated balance sheets.

A summary of Regions’ equity method investments and related loans and letters of credit, representing Regions’ maximum exposure to loss as of December 31 is as follows:

	2010	2009
	(In millions)
Equity method investments included in other assets	$893	$827
Unfunded commitments included in other liabilities	196	258
Short-term construction loans and letters of credit commitments	213	324
Funded portion of short-term loans and letters of credit	61	150

NOTE 3. SECURITIES

The amortized cost and estimated fair value of securities available for sale and securities held to maturity are as follows:

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Securities available for sale:
U.S. Treasury securities	$85	$6	$—	$91
Federal agency securities	16	—	—	16
Obligations of states and political subdivisions	23	7	—	30
Mortgage-backed securities:
Residential agency	21,735	265	(155)	21,845
Residential non-agency	20	2	—	22
Commercial agency	113	2	(3)	112
Commercial non-agency	103	—	(3)	100
Other debt securities	27	—	(2)	25
Equity securities	1,047	1	—	1,048

	$23,169	$283	$(163)	$23,289

Securities held to maturity:
U.S. Treasury securities	$5	$1	$—	$6
Federal agency securities	5	—	—	5
Mortgage-backed securities:
Residential agency	12	1	—	13
Other debt securities	2	—	—	2

	$24	$2	$—	$26

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Securities available for sale:
U.S. Treasury securities	$46	$4	$—	$50
Federal agency securities	44	1	—	45
Obligations of states and political subdivisions	70	—	—	70
Mortgage-backed securities:
Residential agency	22,271	474	(61)	22,684
Residential non-agency	33	3	—	36
Commercial agency	20	1	—	21
Other debt securities	22	—	(3)	19
Equity securities	1,132	12	—	1,144

	$23,638	$495	$(64)	$24,069

Securities held to maturity:
U.S. Treasury securities	$7	$—	$—	$7
Federal agency securities	6	—	—	6
Mortgage-backed securities:
Residential agency	16	—	—	16
Other debt securities	2	—	—	2

	$31	$—	$—	$31

Equity securities in the table above included the following amortized cost related to Federal Reserve Bank stock and Federal Home Loan Bank (“FHLB”) stock. Shares in the Federal Reserve Bank and FHLB are accounted for at amortized cost, which approximates fair value.

	For the Years Ended December 31
	2010	2009
	(In millions)
Federal Reserve Bank	$471	$492
Federal Home Loan Bank	419	473

Securities with carrying values of $15.4 billion and $12.4 billion at December 31, 2010 and 2009, respectively, were pledged to secure public funds, trust deposits and certain borrowing arrangements.

The cost and estimated fair value of securities available for sale and securities held to maturity at December 31, 2010, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(In millions)
Securities available for sale:
Due in one year or less	$15	$16
Due after one year through five years	90	96
Due after five years through ten years	16	16
Due after ten years	30	34
Mortgage-backed securities:
Residential agency	21,735	21,845
Residential non-agency	20	22
Commercial agency	113	112
Commercial non-agency	103	100
Equity securities	1,047	1,048

	$23,169	$23,289

Securities held to maturity:
Due in one year or less	$4	$4
Due after one year through five years	7	8
Due after five years through ten years	1	1
Due after ten years	—	—
Mortgage-backed securities:
Residential agency	12	13

	$24	$26

The following tables present unrealized losses and estimated fair values of securities available for sale at December 31, 2010 and 2009. These securities are segregated between investments that have been in a continuous unrealized loss position for less than twelve months and twelve months or more.

	Less Than Twelve Months		Twelve Months or More		Total
December 31, 2010	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In millions)
Mortgage-backed securities:
Residential agency	$11,023	$(155)	$—	$—	$11,023	$(155)
Commercial agency	94	(3)	—	—	94	(3)
Commercial non-agency	100	(3)	—	—	100	(3)
All other securities	—	—	5	(2)	5	(2)

	$11,217	$(161)	$5	$(2)	$11,222	$(163)

	Less Than Twelve Months		Twelve Months or More		Total
December 31, 2009	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In millions)
Mortgage-backed securities:
Residential agency	$6,686	$(61)	$—	$—	$6,686	$(61)
All other securities	—	—	8	(3)	8	(3)

	$6,686	$(61)	$8	$(3)	$6,694	$(64)

The gross unrealized loss on debt securities held to maturity was $0 million at both December 31, 2010 and 2009.

For the securities included in the tables above, management does not believe any individual unrealized loss, which was comprised of 292 securities and 151 securities at December 31, 2010 and 2009, respectively, represented an other-than-temporary impairment as of those dates. The unrealized losses are related primarily to the impact of higher interest rates and their impact on mortgage-backed securities. The Company does not intend to sell, and it is not more likely than not, that the Company will be required to sell the securities before the recovery of their amortized cost basis, which may be maturity.

The Company reviews its securities portfolio on a regular basis to determine if there are any conditions indicating that a security has other-than-temporary impairment. Factors considered in this determination include the length of time and the extent to which the market value has been below cost, the credit standing of the issuer, Regions’ intent to sell and whether it is more likely than not that the Company will have to sell the security before its market value recovers. For debt securities, activity related to the credit loss component of other-than-temporary impairment is recognized in earnings, and the portion of other-than-temporary impairment related to all other factors is recognized in other accumulated comprehensive income (loss). Additionally, the Company recognizes impairment of available for sale equity securities when the current market value is below the highest traded price within the past six months. The cost basis of the securities is adjusted to current fair value with the entire offset recorded in the statement of operations. For the years ended December 31, 2010 and 2009, activity related to the credit loss component for debt securities where a portion of the other-than-temporary impairment was recognized in other comprehensive income is as follows:

	2010	2009
	(In millions)
Balance, January 1	$—	$—
Additions for the credit loss component of other-than-temporary impairments of debt securities recognized in earnings where a portion of the impairment was charged to other comprehensive income (loss)	—	47
Reductions for the sale of securities where a portion of the impairment was previously charged to other comprehensive income	—	(47)

Balance, December 31	$—	$—

The following tables provide details of other-than-temporary impairment charges for the years ended December 31:

	2010	2009
	(In millions)
Non-agency residential mortgage-backed securities:
Gross charges(1)	$—	$238
Non-credit charges to other comprehensive income (loss)	—	(191)

Other-than-temporary impairment, net(2)	—	47
Municipal securities, gross charges(3)	—	16
Other debt securities, gross charges(3)	1	—
Equity securities, gross charges(3)	1	12

Total gross charges(1)	$2	$266

Total other-than-temporary impairment, net(2)	$2	$75

(1)	Includes credit portion reported in earnings and non-credit portion reported in other comprehensive income (loss).
(2)	Net other-than-temporary impairment reported in earnings.
(3)	All impairment for these securities is credit-related; therefore, gross charges equals the net amount reported in earnings.

The Company estimates the amount of losses attributable to credit using a third-party discounted cash flow model that compiles relevant details on the underlying loans’ borrower and collateral performance on a security-by-security basis. Assumptions including delinquencies, default rates, credit subordination support, prepayment rates, and loss severity based on the underlying collateral characteristics and year of origination are considered to estimate the future cash flows. Assumptions used can vary widely from loan to loan, and are influenced by such factors as interest rates, geography, borrower specific data and underlying collateral.

Expected future cash flows are then calculated using a discount rate that management believes a market participant would consider in determining the fair value. Based on the results of the estimated future cash flows, the Company determines the amount of estimated losses related to credit and the remaining unrealized loss for which recovery is expected. Significant weighted-average assumptions specific to non-agency residential mortgage-backed securities for which other-than-temporary impairment was recorded during 2009 include a 22.9 percent collateral default rate projection, 9.2 percent credit subordination support and 14.2 percent delinquency rate. There was no other-than-temporary impairment related to credit loss where the remaining unrealized loss recovery was expected during 2010.

Proceeds from sale, gross gains and gross losses on sales of available for sale securities are shown in the table below:

	For the Years Ended December 31
	2010	2009	2008
	(In millions)
Proceeds	$10,340	$5,451	$2,142
Securities gains	424	187	95
Securities losses	(30)	(118)	(3)

Net securities gains	$394	$69	$92

The following table details net gains (losses) for trading account securities for the years ended December 31:

	Total Net Gains (Losses)	Unrealized Portion
	(In millions)
2010	$52	$30
2009	60	27
2008	(2)	(43)

In January 2011, Regions sold approximately $1.5 billion in securities, primarily agency mortgage-backed securities, and recognized a net pre-tax gain of approximately $52 million.

NOTE 4. LOANS

The loan portfolio, net of unearned income, at December 31 consisted of the following:

	2010	2009
	(In millions, net of unearned income)
Commercial and industrial	$22,540	$21,547
Commercial real estate mortgage—owner-occupied	12,046	12,054
Commercial real estate construction—owner-occupied	470	751

Total commercial	35,056	34,352
Commercial investor real estate mortgage	13,621	16,109
Commercial investor real estate construction	2,287	5,591

Total investor real estate	15,908	21,700
Residential first mortgage	14,898	15,632
Home equity	14,226	15,381
Indirect and other consumer	2,776	3,609

Total consumer	31,900	34,622

	$82,864	$90,674

The loan portfolio is diversified geographically, primarily within Alabama, Arkansas, Florida, Georgia, Illinois, Indiana, Iowa, Kentucky, Louisiana, Mississippi, Missouri, North Carolina, South Carolina, Tennessee, Texas and Virginia.

During 2009 and 2010, Regions considered its income-producing investor real estate (specifically loans secured by land, multi-family and retail) and home equity loans secured by second liens in Florida as concentrations due to continued economic pressures and downturns in the real estate market. Land totaled $1.6 billion at December 31, 2010 as compared to $3.0 billion at December 31, 2009. Multi-family and retail totaled $7.3 billion at December 31, 2010 as compared to $9.2 billion at December 31, 2009. The credit quality of the investor real estate portfolio is sensitive to risks associated with construction loans such as cost overruns, project completion risk, general contractor credit risk, environmental and other hazard risks, and market risks associated with the sale or rental of completed properties. The portion of the home equity portfolio where the collateral is comprised of second liens in Florida was $3.2 billion and $3.5 billion at December 31, 2010 and 2009, respectively.

The following table includes certain details related to loans, net of unearned income for the years ended December 31:

	2010	2009
	(In millions)
Unearned income	$1,042	$1,321
Deferred loan costs, net	14	56
Unamortized discounts, net	21	18

The following tables include details regarding Regions’ investment in leveraged leases included within commercial and industrial loans for the years ended December 31:

	2010	2009
	(In millions)
Rentals receivable	$1,040	$1,346
Estimated residuals on leveraged leases	315	339
Unearned income on leveraged leases	844	1,098

	2010	2009	2008
	(In millions)
Pre-tax income from leveraged leases	$67	$100	$67
Income tax expense on income from leveraged leases	53	72	62

As of December 31, 2010 and 2009, Regions had funded $673 million and $626 million, respectively, in letters of credit backing Variable-Rate Demand Notes (“VRDNs”). There were no additional tenders outstanding that had not yet funded as of December 31, 2010. The remaining unfunded VRDN letters of credit portfolio at December 31, 2010 was approximately $1.2 billion (net of participations).

Of the balances at December 31, 2010 and 2009, approximately $2.3 billion and $3.5 billion, respectively, of first mortgage loans on one-to-four family dwellings, as well as $11.5 billion and $12.0 billion, respectively, of home equity loans held by Regions were pledged to secure borrowings from the FHLB (see Note 12 for further discussion). At December 31, 2010, approximately $9.8 billion of commercial and industrial loans, $15.9 billion of owner-occupied commercial real estate and investor real estate loans and $1.1 billion of other consumer loans held by Regions were pledged to the Federal Reserve Bank. At December 31, 2009, approximately $8.2 billion of commercial and industrial loans, $18.5 billion of owner-occupied commercial real estate and investor real estate loans and $1.9 billion of other consumer loans held by Regions were pledged to the Federal Reserve Bank.

Directors and executive officers of Regions and its principal subsidiaries, including the directors’ and officers’ families and affiliated companies, are loan and deposit customers and have other transactions with

Regions in the ordinary course of business. Total loans to these persons (excluding loans which in the aggregate do not exceed $60,000 to any such person) at December 31, 2010 and 2009 were approximately $156 million and $266 million, respectively. These loans were made in the ordinary course of business and on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other persons and involve no unusual risk of collectability.

NOTE 5. ALLOWANCE FOR CREDIT LOSSES

The allowance for credit losses represents management’s estimate of credit losses inherent in the loan and credit commitment portfolios as of year-end. The allowance for credit losses consists of two components: the allowance for loan and lease losses and the reserve for unfunded credit commitments. Management’s assessment of the adequacy of the allowance for credit losses is based on a combination of both of these components. Regions determines its allowance for credit losses in accordance with applicable accounting literature as well as regulatory guidance related to receivables and contingencies. Binding unfunded credit commitments include items such as letters of credit, financial guarantees and binding unfunded loan commitments.

Allowance Process—Factors considered by management in determining the adequacy of the allowance include, but are not limited to: (1) detailed reviews of individual loans that result in risk ratings; (2) historical and current trends in gross and net loan charge-offs for the various classes of loans evaluated; (3) the Company’s policies relating to delinquent loans and charge-offs; (4) the level of the allowance in relation to total loans and to historical loss levels; (5) levels and trends in non-performing and past due loans; (6) collateral values of properties securing loans; (7) the composition of the loan portfolio, including unfunded credit commitments; (8) management’s analysis of current economic conditions; (9) migration of loans between risk rating categories; and (10) estimation of inherent credit losses in the portfolio. In support of collateral values, Regions obtains updated valuations for non-performing loans on at least an annual basis.

Credit Risk Management and the Special Assets Division (specializes in managing distressed credit exposure) are both involved in the credit risk management process to assess the accuracy of risk ratings, the quality of the portfolio and the estimation of inherent credit losses in the loan portfolio. This comprehensive process also assists in the prompt identification of problem credits. The Company has taken a number of measures to manage the portfolios and reduce risk, particularly in the more problematic portfolios. In addition, a strong Customer Assistance Program is in place which educates consumer loan customers about options and initiates early contact with customers to discuss solutions when a loan first becomes delinquent.

For loans that are not specifically reviewed, management uses information from its ongoing review processes to stratify the loan portfolio segments into pools sharing common risk characteristics. Loans that share common risk characteristics are assigned a portion of the allowance for credit losses based on the assessment process described above. Credit exposures are categorized by type and assigned estimated amounts of inherent loss based on several factors, including current and historical loss experience for each pool and management’s judgment of current economic conditions and their expected impact on credit performance. Adjustments to the allowance for credit losses calculated using a pooled approach are recorded through the provision for loan losses or non-interest expense, as applicable.

As a matter of business practice, Regions may require some form of credit support, such as a guarantee. Guarantees are legally binding and entered into simultaneously with the primary loan agreements. Regions underwrites the ability of each guarantor to perform under its guarantee in the same manner and to the same extent as would be required to underwrite the repayment plan of a direct obligor. This entails obtaining sufficient information on the guarantor, including financial and operating information, to sufficiently measure a guarantor’s ability to perform, under the guarantee. However, the benefit assigned to credit support within the calculation of the allowance for credit losses is not material to the consolidated financial statements.

Management considers the current level of allowance for credit losses adequate to absorb losses inherent in the loan portfolio and unfunded commitments. Management’s determination of the adequacy of the allowance for credit losses, which is based on the factors and risk identification procedures previously discussed, requires the use of judgments and estimations that may change in the future. Changes in the factors used by management to determine the adequacy of the allowance or the availability of new information could cause the allowance for credit losses to be adjusted in future periods.

An analysis of the allowance for credit losses for the years ended December 31 follows:

	2010	2009	2008
	(In millions)
Allowance for loan losses:
Balance at beginning of year	$3,114	$1,826	$1,321
Allowance allocated to sold loans and loans transferred to loans held for sale	—	—	(5)
Provision for loan losses	2,863	3,541	2,057
Loan losses:
Charge-offs	(2,912)	(2,369)	(1,639)
Recoveries	120	116	92

Net loan losses	(2,792)	(2,253)	(1,547)

Balance at end of year	$3,185	$3,114	$1,826

Reserve for unfunded credit commitments:
Balance at beginning of year	74	74	58
Provision for unfunded credit commitments	(3)	—	16

Balance at end of year	$71	$74	$74

Total allowance for credit losses	$3,256	$3,188	$1,900

The following table presents a detail of the allowance for credit losses and the loan portfolio by portfolio segment as of December 31, 2010. The total allowance for credit losses is then disaggregated to show the amounts derived through specific evaluation and the amounts calculated through collective evaluation. The loan portfolio balances are also disaggregated. The allowance for credit losses related to individually evaluated loans includes reserves for non-accrual loans and leases, as well as TDRs, equal to or greater than $2.5 million. The allowance for credit losses related to collectively evaluated loans includes reserves for pools of loans with common risk characteristics.

	As of December 31, 2010
	Commercial	Investor Real Estate	Consumer	Total
	(In millions)
Allowance for loan losses	$1,055	$1,370	$760	$3,185
Binding unfunded commitments	21	6	23	50
Standby letters of credit	11	10	—	21

Allowance for credit losses	$1,087	$1,386	$783	$3,256

Portion of allowance ending balance:
Individually evaluated for impairment	$90	$312	$2	$404

Collectively evaluated for impairment	$997	$1,074	$781	$2,852

Portion of loan portfolio ending balance:
Individually evaluated for impairment	$482	$1,367	$13	$1,862
Collectively evaluated for impairment	34,574	14,541	31,887	81,002

Total loans evaluated for impairment	$35,056	$15,908	$31,900	$82,864

Regions employs a credit risk management process with defined policies, accountability and routine reporting to manage credit risk in the loan portfolio segments. Credit risk management is guided by credit policies that provide for a consistent and prudent approach to underwriting and approvals of credits. Within the Credit Policy department, procedures exist that elevate the approval requirements as credits become larger and more complex. Generally, consumer credits are centrally underwritten based on custom credit matrices and policies that are modified as appropriate. Larger commercial and investor real estate transactions are individually underwritten, risk-rated, approved and monitored.

Responsibility and accountability for adherence to underwriting policies and accurate risk ratings lies in the lines of business. For the consumer portfolio segment, the risk management process focuses on managing customers who become delinquent in their payments and managing performance of the credit scorecards, which are periodically adjusted based on actual credit performance. For the commercial and investor real estate portfolio segments, the risk management process focuses on underwriting new business and, on an ongoing basis, monitoring the credit of the portfolios, including a complete review of the borrower semi-annually or more frequently as needed. To ensure problem commercial and investor real estate credits are identified on a timely basis, several specific portfolio reviews occur each quarter to assess the larger adversely rated credits for proper risk rating and accrual status and, if necessary, to ensure such individual credits are transferred to Regions’ Special Assets Division.

There are also separate and independent commercial and investor real estate credit risk management and consumer credit risk management organizational groups. These organizational units partner with the business line to assist in the processes described above, including the review and approval of new business and ongoing assessments of existing loans in the portfolio. Independent commercial, investor real estate, and consumer credit risk management provides for more accurate risk ratings and the timely identification of problem credits, as well as oversight for the Chief Credit Officer on conditions and trends in the credit portfolios.

Credit quality and trends in the loan portfolio segments are measured and monitored regularly and detailed reports, by product, business unit and geography, are reviewed by line of business personnel and the Chief Credit Officer. The Chief Credit Officer reviews summaries of these credit reports with executive management and the Board of Directors. Finally, the Credit Review department provides ongoing independent oversight of the credit portfolios to ensure policies are followed, credits are properly risk-rated and that key credit control processes are functioning as intended.

The following describe the risk characteristics relevant to each of the portfolio segments.

Commercial —The commercial loan portfolio segment includes commercial and industrial, representing loans to commercial customers for use in normal business operations to finance working capital needs, equipment purchases or other expansion projects. Commercial also includes owner-occupied commercial real estate loans to operating businesses, which are loans for long-term financing of land and buildings, and are repaid by cash flow generated by business operations. Owner-occupied construction loans are made to commercial businesses for the development of land or construction of a building where the repayment is derived from revenues generated from the business of the borrower. Collection risk in this portfolio is driven by the creditworthiness of underlying borrowers, particularly cash flow from customers’ business operations.

Investor Real Estate—Loans for real estate development are repaid through cash flow related to the operation, sale or refinance of the property. This portfolio segment includes extensions of credit to real estate developers or investors where repayment is dependent on the sale of real estate or income generated from the real estate collateral. A portion of Regions’ investor real estate portfolio segment is comprised of loans secured by residential product types (land, single-family and condominium loans) within Regions’ markets. Additionally, these loans are made to finance income-producing properties such as apartment buildings, office and industrial buildings, and retail shopping centers. Loans in this portfolio segment are particularly sensitive to valuation of real estate.

Consumer—The consumer loan portfolio segment includes residential first mortgage, home equity, and indirect and other consumer loans. Residential first mortgage loans represent loans to consumers to finance a residence. These loans are typically financed over a 15 to 30 year term and, in most cases, are extended to borrowers to finance their primary residence. Home equity lending includes both home equity loans and lines of credit. This type of lending, which is secured by a first or second mortgage on the borrower’s residence, allows customers to borrow against the equity in their home. Real estate market values as of the time the loan or line is secured directly affect the amount of credit extended and, in addition, changes in these values impact the depth of potential losses. Indirect lending, which is lending initiated through third-party business partners, is largely comprised of loans made through automotive dealerships. Other consumer loans include direct consumer installment loans, overdrafts and other revolving credit, and educational loans. Loans in this portfolio segment are sensitive to unemployment and other key consumer economic measures.

The following table presents credit quality indicators for the loan portfolio segments and classes, excluding loans held for sale. Commercial and investor real estate loan classes are detailed by categories related to underlying credit quality and probability of default. These categories are utilized to develop the associated allowance for credit losses using historical losses adjusted for current economic conditions and are defined as follows:

•	Pass—includes obligations where the probability of default is considered low;

•

Other Loans Especially Mentioned (“OLEM”)—includes obligations that have potential weakness which may, if not reversed or corrected, weaken the credit or inadequately protect the Company’s position at some future date. Obligations in this category may also be subject to economic or market conditions which may, in the future, have an adverse affect on debt service ability;

•

Substandard Accrual—includes obligations that exhibit a well-defined weakness which presently jeopardizes debt repayment, even though they are currently performing. These obligations are characterized by the distinct possibility that the Company may incur a loss in the future if these weaknesses are not corrected;

•	Non-accrual—includes obligations where management has determined that full payment of principal and interest is in doubt.

Classes in the consumer portfolio segment are disaggregated by accrual status. Consumer loans are charged down to estimated value and placed on non-accrual status based on period of delinquency, unless the loan is well-secured and in process of collection. The associated allowance for credit losses is generally based on historical losses of the various classes adjusted for current economic conditions.

	December 31, 2010
	Pass	OLEM	Substandard Accrual	Non-accrual	Total
	(In millions)
Commercial and industrial	$20,764	$517	$792	$467	$22,540
Commercial real estate mortgage—owner occupied	10,344	283	813	606	12,046
Commercial real estate construction—owner occupied	393	25	23	29	470

Total commercial	$31,501	$825	$1,628	$1,102	$35,056

Commercial investor real estate mortgage	8,755	1,300	2,301	1,265	13,621
Commercial investor real estate construction	904	342	589	452	2,287

Total investor real estate	$9,659	$1,642	$2,890	$1,717	$15,908

	Accrual	Non-accrual	Total
	(In millions)
Residential first mortgage	$14,613	$285	$14,898
Home equity	14,170	56	14,226
Indirect and other consumer	2,776	—	2,776

Total consumer	$31,559	$341	$31,900

			$82,864

In order to provide context for the credit quality information, the following table presents corresponding information as of December 31, 2009. Criticized loans, which include OLEM, substandard accrual, and non-accrual loans, peaked at December 31, 2009 and have decreased in each quarter of 2010 as the economy has improved.

	December 31, 2009
	Pass	OLEM	Substandard Accrual	Non-accrual	Total
	(In millions)
Commercial and industrial	$19,329	$793	$998	$427	$21,547
Commercial real estate mortgage—owner occupied	10,569	322	603	560	12,054
Commercial real estate construction—owner occupied	640	28	33	50	751

Total commercial	$30,538	$1,143	$1,634	$1,037	$34,352

Commercial investor real estate mortgage	10,098	1,866	2,942	1,203	16,109
Commercial investor real estate construction	2,444	894	1,186	1,067	5,591

Total investor real estate	$12,542	$2,760	$4,128	$2,270	$21,700

	Accrual	Non-accrual	Total
		(In millions)
Residential first mortgage	$15,452	$180	$15,632
Home equity	15,380	1	15,381
Indirect and other consumer	3,609	—	3,609

Total consumer	$34,441	$181	$34,622

			$90,674

The following table includes an aging analysis of days past due (DPD) for each portfolio class as of December 31, 2010:

	December 31, 2010
	Accrual				Total Accrual	Non-accrual	Total
	30-59 DPD	60-89 DPD	90+ DPD	Total 30+ DPD
	(In millions)
Commercial and industrial	$60	$43	$9	$112	$22,073	$467	$22,540
Commercial real estate mortgage—owner occupied	47	54	6	107	11,440	606	12,046
Commercial real estate construction—owner occupied	3	—	1	4	441	29	470

Total commercial	110	97	16	223	33,954	1,102	35,056

Commercial investor real estate mortgage	120	91	5	216	12,356	1,265	13,621
Commercial investor real estate construction	30	12	1	43	1,835	452	2,287

Total investor real estate	150	103	6	259	14,191	1,717	15,908

Residential first mortgage	185	118	359	662	14,613	285	14,898
Home equity	146	78	198	422	14,170	56	14,226
Indirect and other consumer	51	14	6	71	2,776	—	2,776

Total consumer	382	210	563	1,155	31,559	341	31,900

	$642	$410	$585	$1,637	$79,704	$3,160	$82,864

The following table presents details related to the Company’s impaired loans. Loans deemed to be impaired include non-accrual commercial and investor real estate loans, excluding leasing, and all TDRs (including accruing commercial, investor real estate, and consumer TDRs, excluding leasing). Loans which have been fully charged-off do not appear in the table below. The related allowance represents the following components which correspond to impaired loans:

•	Individually evaluated impaired loans (non-accrual commercial and investor real estate loans equal to or greater than $2.5 million),

•	Collectively evaluated impaired loans (non-accrual commercial and investor real estate loans less than $2.5 million, which are evaluated based on pools of loans with similar risk characteristics),

•

Accruing and non-accruing TDRs equal to or greater than $2.5 million are individually evaluated like any other impaired loan over the quantitative scope. Accruing and non-accruing TDRs less than $2.5 million are included with pools of loans with similar risk characteristics and evaluated collectively.

	Impaired Loans
	As of December 31, 2010
	Legal Balance (1)	Charge-offs and Payments Applied (2)	Book Value (3)	Related Allowance for Loan Losses	Coverage% (4)
	(Dollars in millions)
Commercial and industrial	$545	$124	$421	$102	41.5%
Commercial real estate mortgage—owner occupied	746	96	650	167	35.3
Commercial real estate construction—owner occupied	47	16	31	10	55.3

Total commercial	1,338	236	1,102	279	38.5

Commercial investor real estate mortgage	1,693	273	1,420	319	35.0
Commercial investor real estate construction	638	150	488	154	47.6

Total investor real estate	2,331	423	1,908	473	38.4

Residential first mortgage	1,113	60	1,053	126	16.7
Home equity	378	13	365	46	15.6
Indirect and other consumer	67	—	67	1	1.5

Total consumer	1,558	73	1,485	173	15.8

Total impaired loans	$5,227	$732	$4,495	$925	31.7%

(1)	Legal balance represents the contractual obligation due from the customer and includes the net book value plus charge-offs and payments applied.
(2)	Charge-offs and payments applied represents cumulative partial charge-offs taken, as well as interest payments received that have been applied against the outstanding principal balance.
(3)	Book value represents the legal balance less charge-offs and payments applied; it is shown before any allowance for loan losses.
(4)	Coverage percent represents charge-offs and payments applied plus the related allowance as a percent of the legal balance.

A significant majority of residential first mortgage, home equity, and indirect and other consumer loans in the table above are considered impaired due to their status as a TDR. Over 80 percent of consumer TDRs were accruing at December 31, 2010.

The recorded investment in impaired loans was $5.0 billion at December 31, 2009. The allowance allocated to impaired loans totaled $662 million at December 31, 2009. The average amount of impaired loans was $4.8 billion during 2010, $3.6 billion during 2009 and $1.3 billion during 2008. No material amount of interest income was recognized on impaired loans for the years ended December 31, 2010, 2009 or 2008.

In addition to the impaired loans discussed in the preceding paragraph and detailed in the table above, there were approximately $304 million and $317 million in non-performing loans classified as held for sale at December 31, 2010 and 2009, respectively. The loans are larger balance credits, primarily investor real estate, where management does not have the intent to hold these loans for the foreseeable future. The loans are carried at an amount approximating a price which will be recoverable through the loan sale market.

At December 31, 2010, non-accrual loans including loans held for sale totaled $3.5 billion, compared to $3.8 billion at December 31, 2009. The amount of interest income recognized in 2010, 2009 and 2008 on loans prior to migrating to non-accrual status was approximately $47 million, $55 million and $41 million, respectively. If these loans had been current in accordance with their original terms, approximately $165 million, $160 million and $116 million, respectively, would have been recognized on these loans in 2010, 2009 and 2008. At December 31, 2010 and 2009, Regions had loans contractually past due 90 days or more and still accruing of approximately $585 million and $688 million, respectively.

NOTE 6. SERVICING OF FINANCIAL ASSETS

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

The table below presents an analysis of mortgage servicing rights for the years ended December 31, under the fair value measurement method:

	2010	2009
	(In millions)
Carrying value, beginning of period	$247	$161
Additions	81	101
Increase (decrease) in fair value:
Due to change in valuation inputs or assumptions	(32)	19
Other changes(1)	(29)	(34)

Carrying value, end of period	$267	$247

(1)	Represents economic amortization associated with borrower repayments.

Beginning in the third quarter of 2009, Regions adopted an option-adjusted spread (“OAS”) valuation approach. The OAS represents the additional spread over the swap rate that is required in order for the asset’s discounted cash flows to equal its market price. The change to OAS valuation did not materially impact the fair value of the mortgage servicing rights. Data and assumptions used in the fair value calculation related to residential mortgage servicing rights (excluding related derivative instruments) as well as the valuation’s sensitivity to rate fluctuations, as of December 31, 2010 and 2009 are as follows (dollars in millions):

	2010	2009
Unpaid principal balance	$25,375	$23,309
Weighted-average prepayment speed (CPR; percentage)	13.0%	16.1%
Estimated impact on fair value of a 10% increase	$(14)	$(11)
Estimated impact on fair value of a 20% increase	$(27)	$(23)
Option-adjusted spread (basis points)	657	386
Estimated impact on fair value of a 10% increase	$(6)	$(3)
Estimated impact on fair value of a 20% increase	$(12)	$(6)
Weighted-average coupon interest rate	5.47%	5.79%
Weighted-average remaining maturity (months)	285	288
Weighted-average servicing fee (basis points)	28.8	28.8

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

Regions uses various derivative instruments and trading securities to mitigate the effect of changes in the fair value of its mortgage servicing rights in the statements of operations. The table below presents the impact on the statements of operations associated with changes in mortgage servicing rights and related derivative and/or trading securities for the years ended December 31:

	2010	2009
	(In millions)
Net interest income	$3	$20
Brokerage income	4	4
Mortgage income	16	13

	$23	$37

During 2010, 2009 and 2008, Regions recognized $81 million, $70 million and $86 million, respectively, in contractually specified servicing fees, late fees and other ancillary income resulting from the servicing of mortgage loans.

Regions’ recourse liability, which primarily relates to residential mortgage loans, totaled $32 million and $30 million at December 31, 2010 and 2009, respectively. During the year ended December 31, 2010, $18 million of provision expense (included in other non-interest expense) was recorded and $16 million of losses were charged-off against the reserve. The recourse liability represents Regions’ estimated credit losses on contingent repurchases of loans or make-whole payments related to residential mortgage loans previously sold. This recourse primarily arises due to defects in the underwriting of the sold loans.

NOTE 7. PREMISES AND EQUIPMENT

A summary of premises and equipment at December 31 is as follows:

	2010	2009
	(In millions)
Land and land improvements	$509	$500
Premises	1,722	1,696
Furniture and equipment	1,115	1,143
Software	240	180
Leasehold improvements	416	373
Construction in progress	173	188

	4,175	4,080
Accumulated depreciation and amortization	(1,606)	(1,412)

	$2,569	$2,668

NOTE 8. INTANGIBLE ASSETS

GOODWILL

Goodwill allocated to each reportable segment as of December 31 is presented as follows:

	2010	2009
	(In millions)
Banking/Treasury	$4,691	$4,691
Investment Banking/Brokerage/Trust	745	745
Insurance	125	121

Balance at end of year	$5,561	$5,557

A summary of goodwill activity at December 31 is presented as follows:

	2010	2009
	(In millions)
Balance at beginning of year	$5,557	$5,548
Acquisitions of other businesses	4	9
Impairment	—	—

Balance at end of year	$5,561	$5,557

As stated in Note 1, Regions evaluates each reporting unit’s goodwill for impairment on an annual basis in the fourth quarter, or more often if events or circumstances indicate that there may be impairment. Regions tested goodwill for impairment periodically during 2010, 2009 and 2008 and recorded a $6.0 billion impairment charge within the Banking/Treasury unit during the fourth quarter of 2008. Due to the deteriorating economic environment in 2010 and 2009, Regions performed interim impairment tests in each quarter of 2010 and during the second and third quarters of 2009, in addition to the 2010 and 2009 annual tests which occur during the fourth quarter. The results of these interim and annual tests indicated that goodwill was not impaired as of these test dates.

In the fourth quarter of 2010, Regions performed the Step One analysis for all three reporting units as part of its annual impairment test, which indicated potential impairment for the Banking/Treasury reporting unit. Based on the results of the Step Two analysis performed, Regions concluded the Banking/Treasury reporting unit’s goodwill was not impaired. The Step One analysis did not indicate that goodwill was impaired for the Investment Banking/Brokerage/Trust and Insurance reporting units as of December 31, 2010.

Below is a table of assumptions used in estimating the fair value of each reporting unit for the annual tests in 2010 and 2009, respectively. The tables include the discount rate used in the income approach and the market multiplier and implied control premium used in the market approaches applied to all reporting units for each reporting date.

As of Fourth Quarter 2010	Banking/ Treasury		Investment Banking/ Brokerage/Trust		Insurance
Discount rate used in income approach	15%		14%		11%
Public company method market multiplier(1)	1.0	x	1.6	x	17.3	x
Transaction method market multiplier(2)	1.3	x	2.1	x	n/a

(1)	For the Banking/Treasury and Investment Banking/Brokerage/Trust reporting units, these multipliers are applied to tangible book value. For the Insurance reporting unit, this multiplier is applied to the last twelve months of net income. In addition to the multipliers, a 30 percent control premium is assumed for each reporting unit.
(2)	For the Banking/Treasury and Investment Banking/Brokerage/Trust reporting units, these multipliers are applied to tangible book value.

As of Fourth Quarter 2009	Banking/ Treasury		Investment Banking/ Brokerage/Trust		Insurance
Discount rate used in income approach	18%		13%		12%
Public company method market multiplier(1)	0.7	x	1.6	x	9.1	x
Transaction method market multiplier(2)	0.9	x	2.2	x	n/a

(1)	For the Banking/Treasury and Investment Banking/Brokerage/Trust reporting units, these multipliers are applied to tangible book value. For the Insurance reporting unit, this multiplier is applied to the last twelve months of earnings before interest, taxes and depreciation, respectively. In addition to the multipliers, a 30 percent control premium is assumed for each reporting unit.
(2)	For the Banking/Treasury and Investment Banking/Brokerage/Trust reporting units, these multipliers are applied to tangible book value.

In the fourth quarter of 2010, Regions reduced the company-specific component of its discount rate to reflect several positive factors that occurred during the period. Specifically, the Company earned a profit and experienced lower gross inflows of nonperforming loans than in the third quarter. The Company also completed its three-year strategic plan, which reflected improving credit trends and included additional clarity around future cash flows that were driven by a proposed rule issued by the Federal Reserve governing the rates charged on debit card income. The Company also considered the announcements in the fourth quarter of 2010 and January of 2011 of pending non-distressed, orderly sales of financial institutions of comparable size and/or footprint to Regions. Additionally, the Basel Committee finalized its capital framework, which provided further clarity of future equity requirements that impact the projections of future cash flows. In the judgment of management, these factors outweighed the downgrades of Regions’ debt to below investment grade during the fourth quarter of 2010, as well as rule changes which are expected to increase FDIC insurance premiums.

The valuation methodologies of certain material financial assets and liabilities are discussed in Note 21.

In the fourth quarter of 2008, Regions performed the Step One analysis for all three reporting units. Regions’ annual test indicated potential impairment for the Banking/Treasury reporting unit. Therefore, Step Two was performed and resulted in the Company recording a goodwill impairment charge of $6.0 billion in the Banking/Treasury reporting unit. The primary cause of the goodwill impairment in the Banking/Treasury reporting unit was the continued and significant decline in the estimated fair value of the unit. This was evidenced by rapid deterioration in credit costs, continued compression of the net interest margin, costs of the preferred stock issuance to the U.S. Treasury and continued declines in the Company’s overall market capitalization during the fourth quarter of 2008. The Step One analysis did not indicate that goodwill was impaired for the Investment Banking/Brokerage/Trust and Insurance reporting units as of December 31, 2008.

The $6.0 billion impairment charge discussed above was Regions’ first recorded goodwill impairment. There has been no impairment recorded subsequent to this time.

OTHER INTANGIBLES

A summary of core deposit intangible assets at December 31 is presented as follows:

	2010	2009
	(In millions)
Balance at beginning of year, net	$461	$583
Accumulated amortization, beginning of year	(550)	(428)
Amortization	(107)	(122)

Accumulated amortization, end of year	(657)	(550)

Balance at end of year, net	$354	$461

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

A summary of Regions’ other intangible assets as of December 31, 2010 and 2009 is presented as follows:

	2010	2009
	(In millions)
Net Book Value	$31	$42
Current Year Amortization	13	16

These other intangible assets resulted from customer relationships and employment agreements related to various acquisitions and are being amortized primarily on an accelerated basis over a period ranging from two to twelve years. In 2010 and 2009, Regions’ amortization of other intangibles was $12.8 million and $15.6 million, respectively. Regions noted no indicators of impairment for all other identifiable intangible assets.

The aggregate amount of amortization expense for core deposit intangible assets and other intangible assets is estimated as follows:

Year Ended December 31
(In millions)
2011	$105
2012	88
2013	74
2014	61
2015	45

NOTE 9. FORECLOSED PROPERTIES

Other real estate and certain other assets acquired in foreclosure are carried at the lower of the recorded investment in the loan or fair value less estimated costs to sell the property.

An analysis of foreclosed properties for the years ended December 31 follows:

	2010	2009
	(In millions)
Balance at beginning of year	$607	$243
Transfer from loans	649	890
Foreclosed property sold	(565)	(361)
Writedowns and partial liquidations	(237)	(165)

	(153)	364

Balance at end of year	$454	$607

NOTE 10. DEPOSITS

The following schedule presents a detail of interest-bearing deposits at December 31:

	2010	2009
	(In millions)
Savings accounts	$4,668	$4,073
Interest-bearing transaction accounts	13,423	15,791
Money market accounts	27,420	23,291
Money market accounts—foreign	569	766
Time deposits	22,784	31,468

Customer deposits	68,864	75,389
Treasury time deposits	17	87

	$68,881	$75,476

The aggregate amount of time deposits of $100,000 or more, including certificates of deposit of $100,000 or more, was $8.9 billion and $12.6 billion at December 31, 2010 and 2009, respectively.

At December 31, 2010, the aggregate amount of maturities of all time deposits (deposits with stated maturities, consisting primarily of certificates of deposit and IRAs) were as follows:

Year Ended December 31
(In millions)
2011	$14,307
2012	4,466
2013	3,216
2014	225
2015	556
Thereafter	31

$22,801

NOTE 11. SHORT-TERM BORROWINGS

Following is a summary of short-term borrowings at December 31:

	2010	2009
	(In millions)
Company funding sources:
Federal funds purchased	$19	$30
Securities sold under agreements to repurchase	763	448
Federal Home Loan Bank advances	500	1,000
Treasury, tax and loan notes	118	7
Other short-term borrowings	95	—

	1,495	1,485

Customer-related borrowings:
Securities sold under agreements to repurchase	1,934	1,415
Brokerage customer liabilities	324	424
Short-sale liability	174	266
Customer collateral	10	78

	2,442	2,183

	$3,937	$3,668

COMPANY FUNDING SOURCES

The levels of federal funds purchased and securities sold under agreements to repurchase can fluctuate significantly on a day-to-day basis, depending on funding needs and which sources are used to satisfy those needs. All such arrangements are considered typical of the banking and brokerage industries and are accounted for as borrowings. Federal funds purchased had weighted-average maturities of 3 days and 4 days at December 31, 2010 and 2009, respectively. Weighted-average rates paid during 2010 and 2009 were 0.1% and 0.2%, respectively. Securities sold under agreements to repurchase had weighted-average maturities of 27 days and 13 days at December 31, 2010 and 2009, respectively. Weighted-average rates paid during 2010 and 2009 were 0.2% and 0.9%, respectively.

As another source of funding, the Company utilized short-term borrowings through the issuance of FHLB advances. FHLB borrowings are used to satisfy short-term and long-term borrowing needs and can also fluctuate between periods. See Note 12 for further discussion of Regions’ borrowing capacity with the FHLB.

Treasury, tax and loan notes consist of borrowings from the Federal Reserve Bank. At December 31, 2010, Regions could borrow a maximum amount of approximately $16.6 billion from the Federal Reserve Bank Discount Window. See Note 4 for loans pledged to the Federal Reserve Bank at December 31, 2010 and 2009.

Other short-term borrowings are related to Morgan Keegan and include certain lines of credit that Morgan Keegan maintains with unaffiliated banks. The lines of credit provided for maximum borrowings of $640 million and $585 million at December 31, 2010 and 2009, respectively.

CUSTOMER-RELATED BORROWINGS

Repurchase agreements are also offered as commercial banking products as short-term investment opportunities for customers. The level of these borrowings can fluctuate significantly on a day-to-day basis.

Regions, through Morgan Keegan, maintains two types of liabilities for its brokerage customers that are classified as short-term borrowings since Morgan Keegan pays its customers interest related to these liabilities. The brokerage customer position liability represents liquid funds in the customers’ brokerage accounts. The short-sale liability represents Regions’ trading obligations to deliver to customers securities at a predetermined date and price. The balances of these liabilities fluctuate frequently based on customer activity.

Customer collateral includes cash collateral posted by swap customers of Morgan Keegan.

NOTE 12. LONG-TERM BORROWINGS

Long-term borrowings at December 31 consist of the following:

	2010	2009
	(In millions)
Federal Home Loan Bank structured advances	$200	$2,884
Other Federal Home Loan Bank advances	3,515	4,520
6.375% subordinated notes due May 2012	599	598
7.75% subordinated notes due March 2011	502	512
7.00% subordinated notes due March 2011	500	500
7.375% subordinated notes due December 2037	300	300
6.75% subordinated debentures due November 2025	162	163
7.75% subordinated notes due September 2024	100	100
7.50% subordinated notes due May 2018 (Regions Bank)	750	750
6.45% subordinated notes due June 2037 (Regions Bank)	497	497
4.85% subordinated notes due April 2013 (Regions Bank)	494	491
5.20% subordinated notes due April 2015 (Regions Bank)	347	346
3.25% senior bank notes due December 2011	2,000	2,001
2.75% senior bank notes due December 2010	—	999
LIBOR floating rate senior bank notes due June 2010	—	250
LIBOR floating rate senior bank notes due December 2010	—	500
7.75% senior notes due November 2014	692	690
4.375% senior notes due December 2010	—	497
5.75% senior notes due June 2015	495	—
4.875% senior notes due April 2013	249	—
LIBOR floating rate senior notes due June 2012	350	350
6.625% junior subordinated notes due May 2047	498	498
8.875% junior subordinated notes due June 2048	345	345
Other long-term debt	383	454
Valuation adjustments on hedged long-term debt	212	219

	$13,190	$18,464

Long-term FHLB structured advances have stated maturities during 2011 but are convertible quarterly at the option of the FHLB. The convertible feature provides that after a specified date in the future, the advances will remain at a fixed rate, or Regions will have the option to either pay off the advance or convert from a fixed rate to a variable rate based on the LIBOR index. The FHLB structured advances had a weighted-average interest rate of 2.5%, 3.1% and 5.4% at December 31, 2010, 2009 and 2008. Other FHLB advances at December 31, 2010, 2009 and 2008 had a weighted-average interest rate of 1.0%, 3.4% and 3.8%, respectively, with maturities of one to nineteen years, respectively. FHLB borrowings are contingent upon the amount of collateral pledged to the FHLB. Regions has pledged certain residential first mortgage loans on one-to-four family dwellings and home equity lines of credit as collateral for the FHLB advances outstanding. See Note 4 for loans pledged to the FHLB at December 31, 2010 and 2009. Additionally, membership in the FHLB requires an institution to hold FHLB stock, and Regions held $419 million at December 31, 2010 and $473 million at December 31, 2009. During 2010, Regions prepaid approximately $2 billion of FHLB advances, realizing a $108 million pre-tax loss on early extinguishment. These extinguishments were part of the company’s asset/liability management process. Regions’ borrowing availability with the FHLB as of December 31, 2010, based on assets available for collateral at that date, was $1.2 billion.

As of December 31, 2010, Regions had ten issuances of subordinated notes totaling $4.3 billion, with stated interest rates ranging from 4.85% to 7.75%. All issuances of these notes are, by definition, subordinated and subject in right of payment of both principal and interest to the prior payment in full of all senior indebtedness of the Company, which is generally defined as all indebtedness and other obligations of the Company to its creditors, except subordinated indebtedness. Payment of the principal of the notes may be accelerated only in the case of certain events involving bankruptcy, insolvency proceedings or reorganization of the Company. The subordinated notes described above qualify as Tier 2 capital under Federal Reserve guidelines. None of the subordinated notes are redeemable prior to maturity.

As of December 31, 2010, Regions had senior notes totaling $3.8 billion. In October 2008, the Federal Deposit Insurance Corporation (“FDIC”) announced a new program—the Temporary Liquidity Guarantee Program (“TLGP”)—to strengthen confidence and encourage liquidity in the banking system by guaranteeing newly issued senior unsecured debt of banks, thrifts and certain holding companies, and by providing full coverage of non-interest bearing deposit transaction accounts, regardless of dollar amount. Under the original rules, certain newly issued senior unsecured debt with maturities greater than 30 days issued on or before June 30, 2009, would be backed by the “full faith and credit” of the U.S. government through June 30, 2012. The FDIC’s payment obligation under the guarantee for eligible senior unsecured debt would be triggered by a payment default. The guarantee is limited to 125 percent of senior unsecured debt as of September 30, 2008 that was scheduled to mature before June 30, 2009. This includes federal funds purchased, promissory notes, commercial paper and certain types of inter-bank funding. Participants were charged a 50-100 basis point fee to protect their new debt issues which varies depending on the maturity date. Additionally, participants could elect to pay a fee of 37.5 basis points on their TLGP capacity for the right to issue non-guaranteed debt during the program. This fee was non-refundable and used to offset the guarantee fee for issuances until exhausted. In December 2008, Regions Bank completed an offering of $3.75 billion of qualifying senior bank notes covered by the TLGP. Payment of principal and interest on the notes will be guaranteed by the full faith and credit of the United States pursuant to the TLGP. At December 31, 2010, approximately $2 billion of this offering remained outstanding, and will mature in December of 2011. In June 2010 and December 2010, approximately $250 million and $2 billion of senior notes, respectively, matured. Also during 2010, Regions issued $250 million (par value) of 4.875% senior notes due April 2013 and $500 million (par value) of 5.75% senior notes due June 2015.

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

Other long-term debt at December 31, 2010, 2009 and 2008 had weighted-average interest rates of 2.6%, 2.9% and 2.9%, respectively, and a weighted-average maturity of 5.1 years at December 31, 2010. Regions has $55 million included in other long-term debt in connection with a seller-lessee transaction with continuing involvement. Approximately $200 million related to term repurchase agreements is also included in other long-term debt. These arrangements are considered typical of the banking industry and are accounted for as borrowings.

Regions uses derivative instruments, primarily interest rate swaps, to manage interest rate risk by converting a portion of its fixed-rate debt to a variable-rate. The effective rate adjustments related to these hedges are included in interest expense on long-term borrowings. The weighted-average interest rate on total long-term debt, including the effect of derivative instruments, was 3.2%, 3.6% and 4.6% for the years ended December 31, 2010, 2009 and 2008, respectively. Further discussion of derivative instruments is included in Note 20.

The aggregate amount of contractual maturities of all long-term debt in each of the next five years and thereafter is as follows:

Year Ended December 31
(In millions)
2011	$6,004
2012	1,852
2013	745
2014	695
2015	843
Thereafter	3,051

$13,190

In February 2010, Regions filed a shelf registration statement with the U.S. Securities and Exchange Commission. This shelf registration does not have a capacity limit and can be utilized by Regions to issue various debt and equity securities. The registration statement will expire in February 2013.

Regions’ Bank Note program allows Regions Bank to issue up to $20 billion aggregate principal amount of bank notes outstanding at any one time. No issuances have been made under this program as of December 31, 2010. Notes issued under the program may be senior notes with maturities from 30 days to 15 years and subordinated notes with maturities from 5 years to 30 years. These notes are not deposits and they are not insured or guaranteed by the FDIC.

Regions’ borrowing availability with the Federal Reserve Bank as of December 31, 2010, based on assets available for collateral at that date, was $16.6 billion.

Regions may, from time to time, consider opportunistically retiring outstanding issued securities, including subordinated debt, trust preferred securities and preferred shares in privately negotiated or open market transactions for cash or common shares.

NOTE 13. REGULATORY CAPITAL REQUIREMENTS AND RESTRICTIONS

Regions and Regions Bank are subject to regulatory capital requirements administered by Federal banking agencies. These regulatory capital requirements involve quantitative measures of the Company’s assets, liabilities and certain off-balance sheet items, and also qualitative judgments by the regulators. Failure to meet minimum capital requirements can subject the Company to a series of increasingly restrictive regulatory actions. As of December 31, 2010 and 2009, the most recent notification from Federal banking agencies categorized Regions and its significant subsidiaries as “well capitalized” under the regulatory framework.

Minimum capital requirements for all banks are Tier 1 capital of at least 4 percent of risk-weighted assets, Total capital of at least 8 percent of risk-weighted assets and a Leverage ratio of 3 percent of adjusted quarterly average assets. Tier 1 capital consists principally of stockholders’ equity, excluding accumulated other comprehensive income (loss), less goodwill, deferred tax assets, and certain other intangibles. Total capital consists of Tier 1 capital plus certain debt instruments and the allowance for credit losses, subject to limitation.

The Company believes that no changes in conditions or events have occurred since December 31, 2010, which would result in changes that would cause Regions or Regions Bank to fall below the well capitalized level.

Regions’ and its banking subsidiary’s capital levels at December 31 exceeded both the minimum and “well capitalized” levels, as shown below:

	December 31, 2010		Minimum Requirement	To Be Well Capitalized
	Amount	Ratio
	(Dollars in millions)
Tier 1 common (non-GAAP):
Regions Financial Corporation	$7,457	7.85%	NA (1)	NA (1)
Tier 1 capital:
Regions Financial Corporation	$11,775	12.40%	4.00%	6.00%
Regions Bank	10,971	11.68	4.00	6.00
Total capital:
Regions Financial Corporation	$15,527	16.35%	8.00%	10.00%
Regions Bank	14,028	14.93	8.00	10.00
Leverage(2):
Regions Financial Corporation	$11,775	9.30%	3.00%	5.00%
Regions Bank	10,971	8.85	3.00	5.00

(1)	The Board of Governors of the Federal Reserve System has identified 4 percent as the level of Tier 1 common capital sufficient to withstand adverse economic scenarios.
(2)	The Leverage ratio requires an additional 100 to 200 basis-point cushion in certain circumstances, of adjusted quarterly average assets.

	December 31, 2009		Minimum Requirement	To Be Well Capitalized
	Amount	Ratio
	(Dollars in millions)
Tier 1 common (non-GAAP):
Regions Financial Corporation	$7,385	7.15%	NA (1)	NA (1)
Tier 1 capital:
Regions Financial Corporation	$11,924	11.54%	4.00%	6.00%
Regions Bank	10,577	10.36	4.00	6.00
Total capital:
Regions Financial Corporation	$16,303	15.78%	8.00%	10.00%
Regions Bank	13,935	13.65	8.00	10.00
Leverage(2):
Regions Financial Corporation	$11,924	8.90%	3.00%	5.00%
Regions Bank	10,577	8.05	3.00	5.00

(1)	The Board of Governors of the Federal Reserve System has identified 4 percent as the level of Tier 1 common capital sufficient to withstand adverse economic scenarios.
(2)	The Leverage ratio requires an additional 100 to 200 basis-point cushion in certain circumstances, of adjusted quarterly average assets.

Regions Bank is required to maintain reserve balances with the Federal Reserve Bank. The average amount of the reserve balances maintained for the years ended December 31, 2010 and 2009, was approximately $12 million and $35 million, respectively.

Substantially all net assets are owned by subsidiaries. The primary source of operating cash available to Regions is provided by dividends from subsidiaries. Statutory limits are placed on the amount of dividends the subsidiary bank can pay without prior regulatory approval. In addition, regulatory authorities require the maintenance of minimum capital-to-asset ratios at banking subsidiaries. Under the Federal Reserve’s Regulation H,

Regions Bank may not, without approval of the Federal Reserve, declare or pay a dividend to Regions if the total of all dividends declared in a calendar year exceeds the total of (a) Regions Bank’s net income for that year and (b) its retained net income for the preceding two calendar years, less any required transfers to additional paid-in capital or to a fund for the retirement of preferred stock. As a result of the losses incurred by Regions Bank in 2010, 2009, and 2008, Regions Bank cannot, without approval from the Federal Reserve, declare or pay a dividend to Regions until such time as Regions Bank is able to satisfy the criteria discussed in the preceding sentence. Given the losses in 2010, 2009, and 2008, Regions Bank does not expect to be able to pay dividends to Regions in the near term without obtaining regulatory approval. In addition to dividend restrictions, Federal statutes also prohibit unsecured loans from banking subsidiaries to the parent company. Because of these limitations, substantially all of the net assets of Regions’ subsidiaries are restricted.

In addition, Regions must adhere to various U.S. Department of Housing and Urban Development (“HUD”) regulatory guidelines including required minimum capital to maintain their Federal Housing Administration approved status. Failure to comply with the HUD guidelines could result in withdrawal of this certification. As of December 31, 2010, Regions was in compliance with HUD guidelines. Regions is also subject to various capital requirements by secondary market investors.

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

The fair value allocation of the $3.5 billion between the preferred shares and the warrant resulted in $3.304 billion allocated to the preferred shares and $196 million allocated to the warrant. Accrued dividends on the Series A preferred shares reduced retained earnings by $175 million in both 2010 and 2009. The unamortized discount on the preferred shares was $120 million and $157 million at December 31, 2010 and 2009, respectively. Discount accretion on the preferred shares reduced retained earnings by $37 million during 2010 and $36 million in 2009. Both the preferred securities and the warrant are accounted for as components of Regions’ regulatory Tier 1 capital.

On May 20, 2009 the Company issued 287,500 shares of mandatorily convertible preferred stock, Series B (“Series B shares”), generating net proceeds of approximately $278 million. Accrued dividends on the Series B shares reduced retained earnings by $12 million and $19 million during 2010 and 2009, respectively. In November 2009, a single investor converted approximately 20,000 Series B shares to common shares as allowed under the original transaction documents. On June 18, 2010, as allowed by the terms of the Series B shares, Regions initiated an early conversion of all of the remaining outstanding Series B shares. Dividends accrued and unpaid at the conversion date were settled through issuance of common shares in accordance with the original document. No Series B shares were outstanding at December 31, 2010. Approximately 63 million common shares were issued in the conversion and dividend settlement.

On May 20, 2009, the Company announced a public equity offering and issued 460 million shares of common stock at $4 per share, generating proceeds of $1.8 billion, net of issuance costs.

In addition to the offerings mentioned above, the Company also exchanged approximately 33 million common shares for $202 million of outstanding 6.625 percent trust preferred securities issued by Regions Financing Trust II (“the Trust”) in the second quarter of 2009. The trust preferred securities were exchanged for junior subordinated notes issued by the Company to the Trust. The Company recognized a pre-tax gain of approximately $61 million on the extinguishment of the junior subordinated notes. The increase in shareholders’ equity related to the debt for common share exchange was approximately $135 million, net of issuance costs.

At December 31, 2010, there were 55,222,000 shares reserved for issuance under stock compensation plans. Stock options outstanding represent 55,000,000 shares and 222,000 shares are reserved for issuance under deferred compensation plans.

In 2010, Regions decreased its annual dividend to $0.04 per common share, compared to $0.13 in 2009 and $0.96 in 2008. Regions does not expect to increase its quarterly dividend above the current $0.01 per common share for the foreseeable future.

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

The disclosure of the reclassification amount for the years ended December 31 is as follows:

	2010
	Before Tax	Tax Effect	Net of Tax
	(In millions)
Net income (loss)	$(885)	$346	$(539)
Net unrealized holding gains and losses on securities available for sale arising during the period	83	(21)	62
Less: reclassification adjustments for net securities gains realized in net income (loss)	394	(138)	256

Net change in unrealized gains and losses on securities available for sale	(311)	117	(194)
Net unrealized holding gains and losses on derivatives arising during the period	(9)	3	(6)
Less: reclassification adjustments for net gains realized in net income (loss)	259	(99)	160

Net change in unrealized gains and losses on derivative instruments	(268)	102	(166)
Net actuarial gains and losses arising during the period	(5)	4	(1)
Less: amortization of actuarial loss and prior service credit realized in net income (loss)	44	(15)	29

Net change from defined benefit plans	(49)	19	(30)

Comprehensive income (loss)	$(1,513)	$584	$(929)

	2009
	Before Tax	Tax Effect	Net of Tax
	(In millions)
Net income (loss)	$(1,202)	$171	$(1,031)
Net unrealized holding gains and losses on securities available for sale arising during the period	515	(193)	322
Less: reclassification adjustments for net securities gains realized in net income (loss)	69	(24)	45

Net change in unrealized gains and losses on securities available for sale	446	(169)	277
Net unrealized holding gains and losses on derivatives arising during the period	147	(56)	91
Less: reclassification adjustments for net gains realized in net income (loss)	362	(138)	224

Net change in unrealized gains and losses on derivative instruments	(215)	82	(133)
Net actuarial gains and losses arising during the period	57	(20)	37
Less: amortization of actuarial loss and prior service credit realized in net income (loss)	44	(15)	29

Net change from defined benefit plans	13	(5)	8

Comprehensive income (loss)	$(958)	$79	$(879)

	2008
	Before Tax	Tax Effect	Net of Tax
	(In millions)
Net income (loss)	$(5,951)	$355	$(5,596)
Net unrealized holding gains and losses on securities available for sale arising during the period	(70)	29	(41)
Less: reclassification adjustments for net securities gains realized in net income (loss)	92	(32)	60

Net change in unrealized gains and losses on securities available for sale	(162)	61	(101)
Net unrealized holding gains and losses on derivatives arising during the period	449	(171)	278
Less: reclassification adjustments for net gains realized in net income (loss)	142	(54)	88

Net change in unrealized gains and losses on derivative instruments	307	(117)	190
Net actuarial gains and losses arising during the period	(504)	192	(312)
Less: amortization of actuarial loss and prior service credit realized in net income (loss)	3	(1)	2

Net change from defined benefit plans	(507)	193	(314)

Comprehensive income (loss)	$(6,313)	$492	$(5,821)

NOTE 15. EARNINGS (LOSS) PER COMMON SHARE

The following table sets forth the computation of basic earnings (loss) per common share and diluted earnings (loss) per common share for the years ended December 31:

	2010	2009	2008
	(In millions, except per share amounts)
Numerator:
Income (loss) from continuing operations	$(539)	$(1,031)	$(5,585)
Less: Preferred stock dividends and accretion	(224)	(230)	(26)

Income (loss) from continuing operations available to common shareholders	(763)	(1,261)	(5,611)
Loss from discontinued operations, net of tax	—	—	(11)

Net income (loss) available to common shareholders	$(763)	$(1,261)	$(5,622)

Denominator:
Weighted-average common shares outstanding—basic and diluted	1,227	989	695

Earnings (loss) per common share from continuing operations(1):
Basic	$(0.62)	$(1.27)	$(8.07)
Diluted	(0.62)	(1.27)	(8.07)
Earnings (loss) per common share from discontinued operations(1):
Basic	—	—	(0.02)
Diluted	—	—	(0.02)
Earnings (loss) per common share(1):
Basic	(0.62)	(1.27)	(8.09)
Diluted	(0.62)	(1.27)	(8.09)

(1)	Certain per share amounts may not appear to reconcile due to rounding.

Basic and diluted weighted-average common shares outstanding are the same due to the net losses for all periods presented.

As discussed in Note 14, approximately 63 million common shares were issued in June of 2010 in connection with the conversion of the remaining Series B mandatorily convertible preferred shares, which were originally issued in May 2009. Under applicable accounting literature, such shares should be included in the denominator in arriving at diluted earnings per share as if they were issued at the beginning of the reporting period or as of the date issued, if later. Prior to conversion, these shares were not included in the computation above as such amounts would have had an antidilutive effect on earnings (loss) per common share.

NOTE 16. SHARE-BASED PAYMENTS

Regions has long-term incentive compensation plans that permit the granting of incentive awards in the form of stock options, restricted stock, restricted stock awards and units, and/or stock appreciation rights. While Regions has the ability to issue stock appreciation rights, as of December 31, 2010, 2009 and 2008, there were no outstanding stock appreciation rights. The terms of all awards issued under these plans are determined by the Compensation Committee of the Board of Directors; however, no awards may be granted after the tenth anniversary from the date the plans were initially approved by shareholders. Options and restricted stock usually vest based on employee service, generally within three years from the date of the grant. The contractual lives of options granted under these plans range from seven to ten years from the date of the grant.

On May 13, 2010, the shareholders of the Company approved the Regions Financial Corporation 2010 Long-Term Incentive Plan (“2010 LTIP”), which permits the Company to grant to employees and directors various forms of incentive compensation. These forms of incentive compensation are similar to the types of compensation approved in prior plans. The 2010 LTIP authorizes 100 million common share equivalents available for grant, where grants of options count as one share equivalent and grants of full value awards (e.g., shares of restricted stock and restricted stock units) count as 2.25 share equivalents. Unless otherwise determined by the Compensation Committee of the Board of Directors, grants of restricted stock and restricted stock units accrue dividends as they are declared by the Board of Directors, and the dividends are paid upon vesting of the award. The 2010 LTIP closed all prior long-term incentive plans to new grants, and accordingly, prospective grants must be made under the 2010 LTIP or a successor plan. All existing grants under prior long-term incentive plans were unaffected by this amendment. The number of remaining share equivalents available for future issuance under the active long-term compensation plan was approximately 91 million at December 31, 2010.

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

The following table summarizes the elements of compensation cost recognized in the consolidated statements of operations for the years ended December 31:

	2010	2009	2008
	(In millions)
Compensation cost of share-based compensation awards:
Restricted stock awards and units	$10	$33	$50
Stock options	13	14	16
Tax benefits related to compensation cost	(8)	(17)	(24)

Compensation cost of share-based compensation awards, net of tax	$15	$30	$42

STOCK OPTIONS

During 2010, Regions made stock option grants that vest based upon a service condition. The fair value of these stock options was estimated on the date of the grant using a Black-Scholes option pricing model and related assumptions. The stock options vest ratably over a three-year term. During 2009, Regions made stock option grants from prior long-term incentive plans that vest based upon a service condition and a market condition in addition to awards that were similar to prior grants. The fair value of these stock options was estimated on the date of the grant using a Monte-Carlo simulation method. The simulation generates a defined number of stock price paths in order to develop a reasonable estimate of the range of future expected stock prices and minimize standard error.

The following table summarizes the weighted-average assumptions used and the weighted-average estimated fair values related to stock options granted during the years ended December 31:

	2010		2009		2008
Expected option life	5.8	yrs.	6.8	yrs.	5.8	yrs.
Expected volatility	74.0%		67.2%		26.4%
Expected dividend yield	2.2%		1.8%		6.9%
Risk-free interest rate	2.2%		2.8%		2.9%
Fair value	$3.86		$1.79		$2.46

Refer to Note 1 for a discussion of the methodologies used to derive the underlying assumptions used in the Black-Scholes option pricing model. The stock option awards granted during 2010 were granted to a broader pool of employees than the 2009 awards. The expected exercise behavior of the broader base of employees receiving awards resulted in a lower expected option life when comparing 2010 to 2009. The expected volatility increased based upon increases in the historical volatility of Regions’ stock price, offset slightly by reductions in the implied volatility measurements from traded options on the Company’s stock. The expected dividend yield increased in 2010 based upon the Company’s expectation of increased dividends over the long term.

The following table summarizes the activity for 2010, 2009 and 2008 related to stock options:

	Number of Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value (In Millions)	Weighted- Average Remaining Contractual Term
Outstanding at December 31, 2007	48,044,207	$29.71
Granted	10,011,105	21.57
Exercised	(90,801)	17.94
Canceled/Forfeited	(5,009,213)	29.51

Outstanding at December 31, 2008	52,955,298	$28.22	$—	5.53	yrs.
Granted	4,083,209	3.30
Exercised	—	—
Canceled/Forfeited	(4,069,947)	27.84

Outstanding at December 31, 2009	52,968,560	$26.34	$8	5.04	yrs.
Granted	7,173,667	7.00
Exercised	(137,736)	3.29
Canceled/Forfeited	(5,004,865)	20.66

Outstanding at December 31, 2010	54,999,626	$24.41	$11	4.76	yrs.

Exercisable at December 31, 2010	44,711,301	$27.80	$6	3.83	yrs.

For the years ended December 31, 2010, 2009 and 2008, the total intrinsic value of options exercised was immaterial for all years.

RESTRICTED STOCK AWARDS

During 2010, Regions granted 1 million restricted shares that vest based upon a service condition. Dividend payments during the vesting period are deferred to the end of the vesting term. The fair value of these restricted shares was estimated based upon the fair value of the underlying shares on the date of the grant. The valuation was not adjusted for the deferral of dividends.

During 2009, Regions granted 3 million restricted shares that vest based upon a service condition and a market condition in addition to awards that were similar to prior grants. The fair value of these restricted shares was estimated on the date of the grant using a Monte-Carlo simulation method. The assumptions related to this grant included expected volatility of 84.81 percent, expected dividend yield of 1.00 percent, and an expected term of 4.0 years based on the vesting term of the market condition. The risk-free rate is consistent with the assumption used to value stock options. For all other grants that vest solely upon a service condition, the fair value of the awards is estimated based upon the fair value of the underlying shares on the date of the grant.

Restricted stock award and unit activity for 2010, 2009 and 2008 is summarized as follows:

	Number of Shares/Units	Weighted-Average Fair Value (Grant Date)
Non-vested at December 31, 2007	3,651,054	$32.60
Granted	1,704,599	20.99
Vested	(799,276)	34.07
Forfeited	(432,466)	31.11

Non-vested at December 31, 2008	4,123,911	$27.67
Granted	3,100,415	2.87
Vested	(804,229)	16.39
Forfeited	(455,503)	16.47

Non-vested at December 31, 2009	5,964,594	$17.15
Granted	1,166,968	6.96
Vested	(936,412)	34.00
Forfeited	(1,264,706)	15.97

Non-vested at December 31, 2010	4,930,444	$12.13

As of December 31, 2010, the pre-tax amount of non-vested stock options and restricted stock awards and units not yet recognized was $51 million, which will be recognized over a weighted-average period of 0.90 years. No share-based compensation costs were capitalized during the years ended December 31, 2010, 2009 and 2008.

Regions issued 857,957 and 645,683 of cash-settled restricted stock units during 2010 and 2009, respectively. There were no cash-settled restricted stock units issued during 2008.

NOTE 17. EMPLOYEE BENEFIT PLANS

PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

Regions has a defined-benefit pension plan (the “pension plan”) covering only certain employees as the pension plan is closed to new entrants. Benefits under the pension plan are based on years of service and the employee’s highest five years of compensation during the last ten years of employment. Regions’ funding policy is to contribute annually at least the amount required by Internal Revenue Service minimum funding standards. Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future. The Company also sponsors a supplemental executive retirement program (the “SERP”), which is a non-qualified plan that provides certain senior executive officers defined benefits in relation to their compensation. All defined-benefit plans are referred to as “the plans” throughout the remainder of this footnote. Regions also sponsors defined-benefit postretirement health care plans that cover certain retired employees. For employees retiring before normal retirement age, the Company currently pays a portion of the costs of certain health care benefits until the retired employee becomes eligible for Medicare. Certain retirees, participating in plans of acquired entities, are offered a Medicare supplemental benefit. The plan is contributory and contains other cost-sharing features such as deductibles and co-payments. Retiree health care benefits, as well as similar benefits for active employees, are provided through a self-insured program in which Company and retiree costs are based on the amount of benefits paid. The Company’s policy is to fund the Company’s share of the cost of health care benefits in amounts determined at the discretion of management. Postretirement life insurance is also provided to a grandfathered group of employees and retirees. Actuarially determined pension expense is charged to current operations using the projected unit credit method. Expense associated with the SERP and postretirement benefit plans is charged to current operations based on actuarial calculations.

Effective April 16, 2009, future benefit accruals under the pension plan and the SERP were suspended for all participants. Even during the suspension, participants continued to earn service toward vesting and eligibility for early retirement benefits. Effective January 1, 2010, these benefit accruals were reinstated for pension plan and SERP participants.

The following table sets forth the plans’ change in benefit obligation, plan assets and the funded status of the pension and other postretirement benefits plans, using a December 31 measurement date, and amounts recognized in the consolidated balance sheets at December 31:

	Pension		Other Postretirement Benefits
	2010	2009	2010	2009
		(In millions)
Change in benefit obligation
Projected benefit obligation, beginning of period	$1,586	$1,475	$38	$36
Service cost	36	3	—	—
Interest cost	93	90	1	2
Actuarial losses (gains)	119	108	(5)	3
Benefit payments	(74)	(74)	(3)	(3)
Settlement payments	(35)	(16)	—	—

Projected benefit obligation, end of period	$1,725	$1,586	$31	$38

Change in plan assets
Fair value of plan assets, beginning of period	$1,252	$1,067	$4	$4
Actual return on plan assets	128	157	—	—
Company contributions	238	109	3	3
Benefit payments	(74)	(74)	(3)	(3)
Settlement payments	(32)	(3)	—	—
Administrative expenses	(3)	(4)	—	—

Fair value of plan assets, end of period	$1,509	$1,252	$4	$4

Funded status and prepaid (accrued) benefit cost at measurement date	$(216)	$(334)	$(27)	$(34)

Amount recognized in the
Consolidated Balance Sheets:
Other liabilities	$(216)	$(334)	$(27)	$(34)

Amounts recognized in
Accumulated Other Comprehensive (Income) Loss:
Net actuarial loss (gain)	$533	$483	$(6)	$(2)
Prior service cost (credit)	6	7	(7)	(8)

	$539	$490	$(13)	$(10)

The settlement payments during 2010 and 2009 relate to the settlement of liabilities under the SERP for certain executive officers.

The accumulated benefit obligation for all defined-benefit plans was $1.6 billion and $1.5 billion as of December 31, 2010 and 2009, respectively, which exceeded all corresponding plan assets as of December 31, 2010 and 2009.

Net periodic benefit cost included the following components for the years ended December 31:

	Pension			Other Postretirement Benefits
	2010	2009	2008	2010	2009	2008
			(In millions)
Service cost	$36	$3	$51	$—	$—	$1
Interest cost	93	90	109	1	2	3
Expected return on plan assets	(107)	(88)	(148)	—	—	—
Amortization of actuarial loss	44	50	—	—	—	—
Amortization of prior service cost (credit)	1	1	3	(1)	(1)	(1)
Settlement charge	3	1	—	—	—	—
Curtailment gains	—	—	(3)	—	—	—

Net periodic benefit cost	$70	$57	$12	$—	$1	$3

The estimated amounts that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost in 2011 are as follows:

	Pension	Other Postretirement Benefits
	(In millions)
Actuarial loss (gain)	$45	$—
Prior service cost (credit)	1	(1)

	$46	$(1)

The weighted-average assumptions used to determine benefit obligations at December 31 are as follows:

	Pension		Other Postretirement Benefits
	2010	2009	2010	2009
Discount rate	5.41%	6.02%	4.90%	5.35%
Rate of annual compensation increase	3.76	5.00	N/A	N/A

The weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31 are as follows:

	Pension			Other Postretirement Benefits
	2010	2009	2008	2010	2009	2008
Discount rate	6.02%	6.15%	6.38%	5.35%	6.20%	6.20%
Expected long-term rate of return on plan assets	8.25	8.50	8.50	5.00	5.00	5.00
Rate of annual compensation increase	5.00	5.00	4.99	N/A	N/A	N/A

The expected long-term rate of return on plan assets is based on an estimated reasonable range of probable returns. Management chose a point within the range based on the probability of achievement combined with incremental returns attributable to active management.

The assumed health care cost trend rate for postretirement medical benefits was 6.8 percent for 2010 and is assumed to decrease gradually to 4.5 percent by 2027 and remain at that level thereafter.

A one-percentage point change in assumed health care cost trend rates would have the following effects:

	1-Percentage Point Increase	1-Percentage Point Decrease
	(In thousands)
Effect on total of service cost and interest cost components	$44	$(39)
Effect on postretirement benefit obligations	943	(845)

The pension plan’s investment strategy is continuing to shift from focusing on maximizing asset returns to minimizing funding ratio volatility, with an increase to the allocation to bonds. The target asset allocation is 43 percent equities, 32 percent fixed income securities and 25 percent in all other types of investments. Equity securities include investments in large and small/mid cap companies primarily located in the United States as well as investments in international equities. Fixed income securities include investments in corporate and government bonds, asset-backed securities and any other fixed income investments as allowed by respective prospectuses and other offering documents. Other types of investments may include hedge funds, real estate funds, and private equity funds that follow several different strategies. Plan assets are highly diversified with respect to asset class, security and manager. Investment risk is controlled with plan assets rebalancing to target allocations on a periodic basis and continual monitoring of investment managers’ performance relative to the investment guidelines established with each investment manager.

The Regions pension plan has a portion of its investments in Regions common stock. At December 31, 2010, the number of shares held by the plan was 2,855,618, which represents approximately 1.3 percent of the plan assets for a total market value of approximately $20 million.

The following table presents the fair value of Regions’ defined-benefit pension plans’ and other postretirement plans’ financial assets:

	December 31, 2010
	Level 1	Level 2	Level 3	Fair Value
		(In millions)
Cash and cash equivalents(1)	$100	$—	$—	$100
Fixed income securities	—	271	—	271
Common stock	410	—	—	410
Mutual funds	368	—	—	368
Collective investment trust funds	40	158	—	198
Hedge funds	—	—	54	54
Real estate funds	—	—	102	102
Miscellaneous assets	—	—	10	10

Total				$1,513

(1)	This amount includes the other postretirement plans’ financial assets of approximately $4 million.

	December 31, 2009
	Level 1	Level 2	Level 3	Fair Value
		(In millions)
Cash and cash equivalents(1)	$183	$—	$—	$183
Fixed income securities	—	325	—	325
Common stock	329	—	—	329
Mutual funds	309	—	—	309
Hedge funds	—	—	52	52
Real estate funds	—	—	56	56
Miscellaneous assets	—	—	2	2

Total				$1,256

(1)	This amount includes the other postretirement plans’ financial assets of approximately $4 million.

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

The following table illustrates a rollforward for pension plan financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31 (the other postretirement plan had no Level 3 financial assets):

	Year Ended December 31, 2010
	Hedge funds	Real estate funds	Miscellaneous assets
	(In millions)
Beginning balance, January 1, 2010	$52	$56	$2
Actual return on plan assets:
Attributable to assets sold during the reporting period	—	—	—
Attributable to assets held at December 31, 2010	4	(4)	—
Purchases, sales, issuances, and settlements, net	(2)	50	8

Ending balance, December 31, 2010	$54	$102	$10

	Year Ended December 31, 2009
	Hedge funds	Real estate funds	Miscellaneous assets
	(In millions)
Beginning balance, January 1, 2009	$78	$82	$1
Actual return on plan assets:
Attributable to assets sold during the reporting period	2	—	—
Attributable to assets held at December 31, 2009	8	(28)	—
Purchases, sales, issuances, and settlements, net	(36)	2	1

Ending balance, December 31, 2009	$52	$56	$2

Information about the expected cash flows for the pension plan and other postretirement benefits plans is as follows:

	Year Ended December 31
	Pension	Other Postretirement Benefits
	(In millions)
Expected Employer Contributions:
2011	$9	$3

Expected Benefit Payments:
2011	$82	$4
2012	84	4
2013	89	3
2014	96	3
2015	93	2
2016-2020	558	10

OTHER PLANS

Regions has a defined-contribution 401(k) plan that historically included a company match of eligible employee contributions. Through March 31, 2009, this match totaled 100 percent of the eligible employee pre-tax contribution (up to 6 percent of compensation) after one year of service and was initially invested in Regions common stock. Matching contributions in the 401(k) plan were temporarily suspended beginning in the second quarter of 2009. Effective January 1, 2010, Regions restored matching contributions to the 401(k) plan to the pre-existing levels. Regions’ contribution to the 401(k) plan on behalf of employees totaled $40 million, $18 million and $55 million in 2010, 2009 and 2008, respectively. Regions’ 401(k) plan held 28 million and 24 million shares of Regions common stock at December 31, 2010 and 2009, respectively. For the years ended December 31, 2010, 2009 and 2008, the 401(k) plan received $1 million, $5 million and $12 million, respectively, in dividends on Regions common stock.

NOTE 18. OTHER NON-INTEREST INCOME AND EXPENSE

The following is a detail of other non-interest income for the years ended December 31:

	2010	2009	2008
	(In millions)
Insurance commissions and fees	$104	$105	$110
Bank-owned life insurance	88	74	78
Commercial credit fee income	76	70	68
Gain on early extinguishment of debt	—	61	—
Other miscellaneous income	115	194	178

	$383	$504	$434

The following is a detail of non-interest expense for the years ended December 31:

	2010	2009	2008
	(In millions)
Professional and legal fees	$303	$309	$214
Amortization of core deposit intangibles	107	120	134
Other real estate owned expense	209	175	103
Marketing	68	75	97
Mortgage servicing rights impairment	—	—	85
FDIC special assessment	—	64	—
FDIC premiums	220	163	15
Loss on early extinguishment of debt	108	—	66
Other miscellaneous expenses	698	736	922

	$1,713	$1,642	$1,636

NOTE 19. INCOME TAXES

The components of income tax (benefit) expense for the years ended December 31 were as follows:

	2010	2009	2008
	(In millions)
Current income tax (benefit) expense
Federal	$(140)	$(420)	$32
State	4	4	27

Total current (benefit) expense	$(136)	$(416)	$59

Deferred income tax (benefit) expense
Federal	$(139)	$351	$(318)
State	(71)	(106)	(89)

Total deferred (benefit) expense	$(210)	$245	$(407)

Total income tax benefit	$(346)	$(171)	$(348)

Income tax expense does not reflect the tax effects of unrealized gains and losses on securities available for sale, unrealized gains and losses on derivative instruments and the net change from defined benefit plans. Refer to Note 14 for additional information on stockholders’ equity and comprehensive income (loss).

The income tax effects resulting from stock transactions under the Company’s compensation plans were a decrease to stockholders’ equity of $11 million, $0 million and $16 million in 2010, 2009 and 2008, respectively.

Income taxes for financial reporting purposes differs from the amount computed by applying the statutory federal income tax rate of 35 percent for the years ended December 31, as shown in the following table:

	2010	2009	2008
	(In millions)
Tax on income (loss) computed at statutory federal income tax rate	$(310)	$(421)	$(2,076)
Increase (decrease) in taxes resulting from:
State income tax, net of federal tax effect	(44)	(65)	(38)
Affordable housing credits and other credits	(102)	(80)	(56)
Lease financing	74	458	8
Regulatory charge	70	—	—
Bank-owned life insurance	(33)	(30)	(31)
Tax-exempt income from obligations of states and political subdivisions	(23)	(22)	(27)
Effect of prior period unrecognized tax benefits, including interest	(4)	(2)	(284)
Goodwill impairment	—	—	2,100
Other, net	26	(9)	56

Income tax benefit	$(346)	$(171)	$(348)

Effective tax rate	39.1%	14.2%	5.9%

Significant components of the Company’s net deferred tax asset at December 31 are listed below:

	2010	2009
	(In millions)
Deferred tax assets:
Allowance for loan losses	$1,232	$1,206
Net operating loss carryfowards, if applicable, net of federal benefit	229	129
Federal tax credit carryforwards	185	38
Unrealized gains and losses included in stockholders’ equity	163	—
Employee benefits and deferred compensation	83	148
Other	251	213

Total deferred tax assets	2,143	1,734
Less: valuation allowance	(30)	(23)

Total deferred tax assets less valuation allowance	2,113	1,711

Deferred tax liabilities:
Lease financing	303	191
Goodwill and intangibles	240	269
Mortgage servicing rights	79	64
Fixed assets	68	79
FDIC assessment	—	79
Unrealized gains and losses included in stockholders’ equity	—	75
Other	36	4

Total deferred tax liabilities	726	761

Net deferred tax asset	$1,387	$950

The following table provides details of the Company’s tax carryforwards at December 31, 2010, including the expiration dates, any related valuation allowance and the amount of taxable earnings necessary to fully realize each net deferred tax asset balance:

	Expiration Dates	Deferred Tax Asset Balance	Valuation Allowance	Net Deferred Tax Asset Balance	Pre-Tax Earnings Necessary to Realize(1)
	(In millions)
Net operating losses-federal	2030	$55	$—	$55	$157
General business credits-federal	2029-2030	185	—	185	N/A
Other carryforwards-federal	2014-2015	5	—	5	15
Net operating losses-states	2012-2015	7	(6)	1	14
Net operating losses-states	2016-2022	72	(4)	68	1,617
Net operating losses-states	2023-2031	95	(16)	79	2,014
Other credits-states	2011-2015	8	(4)	4	N/A

(1)	N/A indicates that credits are not measured on a pre-tax basis.

The Company’s determination of the realization of the net deferred tax asset is based on its assessment of all available positive and negative evidence. The Company is currently in a three-year cumulative loss position, which represents negative evidence. Of the $1.4 billion net deferred tax asset, $427 million relates to net operating losses and tax carryforwards, which, except for $92 million, expire before 2023 (as detailed in the table above). The remaining $960 million of net deferred tax assets do not have a set expiration date at December 31, 2010.

At December 31, 2010, positive evidence supporting the realization of the deferred tax asset includes the reversal of taxable temporary differences as well as tax planning strategies that will offset in excess of $1 billion of the gross deferred tax asset. The Company has projected future taxable income over the next five tax years. Further positive evidence includes the Company’s strong capital position and history of significant pre-tax earnings which the Company believes outweighs the negative evidence of recent pre-tax losses.

The Company does not believe that a portion of the state net operating loss carryforwards and state tax credit carryforwards will be realized due to the length of certain state carryforward periods. Accordingly, a valuation allowance has been established in the amount of $30 million against such benefits at December 31, 2010 compared to $23 million at December 31, 2009. Except for certain state tax carryforwards, the Company believes the net deferred tax asset is more-likely-than-not to be realized.

A reconciliation of the beginning and ending amount of unrecognized tax benefits (“UTBs”) is as follows:

	2010	2009	2008
	(In millions)
Balance at beginning of year	$26	$55	$746
Additions based on tax positions related to the current year	9	5	76
Additions based on tax positions taken in a prior period	32	14	2
Reductions based on tax positions taken in a prior period	(29)	—	—
Settlements	—	(48)	(769)

Balance at end of year	$38	$26	$55

As the successor of acquired taxpayers, the Company is responsible for the resolution of examinations from both federal and state taxing authorities for those acquired taxpayers and their subsidiaries. In December 2008, the Company reached an agreement with the Internal Revenue Service (“IRS”) Appeals Division that included the U.S. federal income tax returns of Regions and predecessor taxpayer entities for the tax years 1999-2006.

It is reasonably possible that the examination of the federal income tax returns for the tax years 2007, 2008 and 2009 will be concluded during the next twelve months. During 2010, the IRS completed the field examination for these years and issued Revenue Agent’s Reports to the Company. Included within these reports was a proposed adjustment to adjust the timing of deductions related to certain expenses. The Company disagrees with this proposed adjustment and has filed a protest with the IRS Appeals Division. The impact of the protest, whether successful or not, will not have a material impact on the Company’s business, financial position, results of operations or cash flows.

With few exceptions, the Company is no longer subject to state and local income tax examinations for tax years before 2006. Currently, there are disputed tax positions taken in previously filed tax returns with certain states, including positions regarding investment and intellectual property subsidiaries. The Company continues to evaluate these positions and intends to defend proposed adjustments made by these tax authorities. The Company does not anticipate that the ultimate resolution of these examinations will result in a material change to its business, financial position, results of operations or cash flows.

As a result of the potential resolution of the federal and certain state income tax examinations, it is reasonably possible that the UTB balance could decrease as much as $1 million during the next twelve months.

As of December 31, 2010, 2009 and 2008, the balance of the Company’s UTBs that would reduce the effective tax rate, if recognized, was $24 million, $18 million and $36 million, respectively. The remainder of the UTB balance has indirect tax benefits in other jurisdictions or is the tax effect of temporary differences.

During 2010, 2009 and 2008, the Company recognized interest expense and income related to income taxes, before the impact of federal and state deductions, of $2 million, $5 million and $39 million, respectively. As of December 31, 2010 and December 31, 2009, the Company recognized a liability of $10 million and $5 million, respectively, for interest related to income taxes, before the impact of federal and state deductions.

NOTE 20. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

The following tables present the notional and fair value of derivative instruments on a gross basis as of December 31:

	December 31, 2010
		Asset Derivatives		Liability Derivatives
	Notional Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In millions)
Derivatives in fair value hedging relationships:
Interest rate swaps	$9,230	Other assets	$226	Other liabilities	$—

Total	9,230		226		—

Derivatives in cash flow hedging relationships:
Interest rate swaps	15,680	Other assets	43	Other liabilities	127
Interest rate options	2,000	Other assets	5	Other liabilities	—

Total	17,680		48		127

Total derivatives designated as hedging instruments	$26,910		$274		$127

Derivatives not designated as hedging instruments:
Interest rate swaps	$51,238	Other assets	$1,778	Other liabilities	$1,823
Interest rate options	3,883	Other assets	40	Other liabilities	29
Interest rate futures and forward commitments	34,965	Other assets	35	Other liabilities	10
Other contracts	1,331	Other assets	21	Other liabilities	19

Total derivatives not designated as hedging instruments	$91,417		$1,874		$1,881

Total derivatives	$118,327		$2,148		$2,008

	December 31, 2009
		Asset Derivatives		Liability Derivatives
	Notional Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In millions)
Derivatives in fair value hedging relationships:
Interest rate swaps	$10,258	Other assets	$217	Other liabilities	$22

Total	10,258		217		22

Derivatives in cash flow hedging relationships:
Interest rate swaps	5,300	Other assets	173	Other liabilities	—
Interest rate options	2,000	Other assets	52	Other liabilities	—
Eurodollar futures(1)	30,225	Other assets	—	Other liabilities	—

Total	37,525		225		—

Total derivatives designated as hedging instruments	$47,783		$442		$22

Derivatives not designated as hedging instruments:
Interest rate swaps	$55,474	Other assets	$1,518	Other liabilities	$1,505
Interest rate options	3,097	Other assets	26	Other liabilities	33
Interest rate futures and forward commitments	4,272	Other assets	13	Other liabilities	—
Other contracts	1,323	Other assets	20	Other liabilities	19

Total derivatives not designated as hedging instruments	$64,166		$1,577		$1,557

Total derivatives	$111,949		$2,019		$1,579

(1)	Changes in fair value are cash-settled daily; therefore there is no ending balance at any given reporting period.

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

Regions enters into interest rate option contracts to protect cash flows through the maturity date of the hedging instrument on designated one-month LIBOR floating-rate loans from adverse extreme market interest rate changes. Regions purchases Eurodollar futures to hedge the variability in future cash flows based on forecasted resets of one-month LIBOR-based floating rate loans due to changes in the benchmark interest rate. Regions realized an after-tax benefit of $37 million and $13 million in accumulated other comprehensive income at December 31, 2010 and 2009, respectively, related to terminated cash flow hedges of loan and debt instruments which will be amortized into earnings in conjunction with the recognition of interest payments through the end of 2011. Regions recognized pre-tax income of $41 million and $39 million during the years ended 2010 and 2009, respectively, related to this amortization of cash flow hedges of loan and debt instruments.

Regions expects to reclassify out of other comprehensive income and into earnings approximately $143 million in pre-tax income due to the receipt of interest payments on all cash flow hedges within the next twelve months. Of this amount, $60 million relates to the amortization of discontinued cash flow hedges. The maximum length of time over which Regions is hedging its exposure to the variability in future cash flows for forecasted transactions is approximately seven years as of December 31, 2010.

The following tables present the effect of derivative instruments on the statement of operations for the years ended December 31:

Year Ended December 31, 2010
Derivatives in Fair Value Hedging Relationships	Location of Gain(Loss) Recognized in Income on Derivatives	Amount of Gain(Loss) Recognized in Income on Derivatives	Hedged Items in Fair Value Hedge Relationships	Location of Gain(Loss) Recognized in Income on Related Hedged Item	Amount of Gain(Loss) Recognized in Income on Related Hedged Item
		(In millions)
Interest rate swaps	Other non-interest expense	$47	Debt/CDs	Other non-interest expense	$(62)
Interest rate swaps	Interest expense	245	Debt	Interest expense	11

Total		$292			$(51)

Derivatives in Cash Flow Hedging Relationships	Amount of Gain(Loss) Recognized in OCI on Derivatives (Effective Portion)(1)	Location of Gain(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)(2)	Location of Gain(Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain(Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)(2)
		(In millions)
Interest rate swaps	$(97)	Interest income on loans	$182	Other non-interest expense	$(5)
Forward starting swaps	(35)	Interest expense on debt	—	Other non-interest expense	—
Interest rate options	(21)	Interest income on loans	43	Interest income on loans	—
Eurodollar futures	(13)	Interest income on loans	34	Other non-interest expense	(7)

Total	$(166)		$259		$(12)

(1)	After-tax
(2)	Pre-tax

Year Ended December 31, 2009
Derivatives in Fair Value Hedging Relationships	Location of Gain(Loss) Recognized in Income on Derivatives	Amount of Gain(Loss) Recognized in Income on Derivatives	Hedged Items in Fair Value Hedge Relationships	Location of Gain(Loss) Recognized in Income on Related Hedged Item	Amount of Gain(Loss) Recognized in Income on Related Hedged Item
		(In millions)
Interest rate swaps	Other non-interest expense	$(113)	Debt/CDs	Other non-interest expense	$105
Interest rate swaps	Interest expense	169	Debt	Interest expense	4

Total		$56			$109

Derivatives in Cash Flow Hedging Relationships	Amount of Gain(Loss) Recognized in OCI on Derivatives (Effective Portion)(1)	Location of Gain(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)(2)	Location of Gain(Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain(Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)(2)
		(In millions)
Interest rate swaps	$(97)	Interest income on loans	$238	Other non-interest expense	$9
Forward starting swaps	10	Interest expense on debt	—	Other non-interest expense	—
Interest rate options	(29)	Interest income on loans	85	Interest income on loans	—
Eurodollar futures	(5)	Interest income on loans	30	Other non-interest expense	9

Total	$(121)		$353		$18

(1)	After-tax
(2)	Pre-tax

DERIVATIVES NOT DESIGNATED AS HEDGES

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

In the normal course of business, Morgan Keegan enters into underwriting and forward and future commitments on U.S. Government and municipal securities. As of December 31, 2010 and 2009, the total notional amount related to forward and future commitments was $312 million and $236 million, respectively. The brokerage subsidiary typically settles its position by entering into equal but opposite contracts and, as such, the contract amounts do not necessarily represent future cash requirements. Settlement of the transactions relating to such commitments is not expected to have a material effect on the subsidiary’s financial position. Transactions involving future settlement give rise to market risk, which represents the potential loss that can be caused by a change in the market value of a particular financial instrument. The exposure to market risk is determined by a number of factors, including size, composition and diversification of positions held, the absolute and relative levels of interest rates, and market volatility.

Regions enters into interest rate lock commitments, which are commitments to originate mortgage loans whereby the interest rate on the loan is determined prior to funding and the customers have locked into that interest rate. At December 31, 2010 and 2009, Regions had $717 million and $368 million, respectively, in total notional amount of rate lock commitments. Regions manages market risk on interest rate lock commitments and mortgage loans held for sale with corresponding forward sale commitments, which are recorded at fair value with changes in fair value recorded in mortgage income. At December 31, 2010 and 2009, Regions had $1.7 billion and $1.1 billion, respectively, in total absolute notional amount related to these forward rate commitments.

On January 1, 2009, Regions made an election to account for mortgage servicing rights at fair market value with any changes to fair value being recorded within mortgage income. Concurrent with the election to use the fair value measurement method, Regions began using various derivative instruments, in the form of forward rate commitments, futures contracts, swaps and swaptions to mitigate the statement of operations effect of changes in the fair value of its mortgage servicing rights. As of December 31, 2010 and 2009, the total notional amount related to these contracts was $1.8 billion and $275 million, respectively.

The following tables present the location and amount of gain or (loss) recognized in income on derivatives not designated as hedging instruments in the statement of operations for the years ended December 31:

Derivatives Not Designated as Hedging Instruments	2010	2009
	(In millions)
Brokerage income
Interest rate swaps	$(10)	$4
Interest rate options	3	(43)
Interest rate futures and forward commitments	(3)	7
Other contracts	11	2

Total brokerage income	1	(30)

Mortgage income
Interest rate swaps	18	—
Interest rate options	2	(8)
Interest rate futures and forward commitments	68	50

Total mortgage income	88	42

	$89	$12

Credit risk, defined as all positive exposures not collateralized with cash or other assets, totaled approximately $1.0 billion and $956 million at December 31, 2010 and 2009, respectively. This amount represents the net credit risk on all trading and other derivative positions held by Regions.

CREDIT DERIVATIVES

Regions has both bought and sold credit protection in the form of participations on interest rate swaps (swap participations). These swap participations, which meet the definition of credit derivatives, were entered into in the ordinary course of business to serve the credit needs of customers. Credit derivatives, whereby Regions has purchased credit protection, entitle Regions to receive a payment from the counterparty when the customer fails to make payment on any amounts due to Regions upon early termination of the swap transaction and have maturities between 2012 and 2026. Credit derivatives whereby Regions has sold credit protection have maturities between 2011 and 2016. For contracts where Regions sold credit protection, Regions would be required to make payment to the counterparty when the customer fails to make payment on any amounts due to the counterparty upon early termination of the swap transaction. Regions bases the current status of the prepayment/performance risk on bought and sold credit derivatives on recently issued internal risk ratings consistent with the risk management practices of unfunded commitments.

Regions’ maximum potential amount of future payments under these contracts is approximately $37 million. This scenario would only occur if variable interest rates were at zero percent and all counterparties defaulted with zero recovery. The fair value of sold protection at December 31, 2010 was immaterial. In transactions where Regions has sold credit protection, recourse to collateral associated with the original swap transaction is available to offset some or all of Regions’ obligation.

CONTINGENT FEATURES

Certain of Regions Bank’s derivative instrument contracts with broker-dealers contain provisions allowing those broker-dealers to terminate the contracts in the event that Regions’ and/or Regions Bank’s credit rating falls below specified ratings from certain major credit rating agencies. During the fourth quarter 2010, Regions and Regions Bank experienced ratings downgrades from major credit rating agencies. At December 31, 2010, Moody’s credit ratings for Regions and Regions Bank were below investment grade, and S&P credit ratings for Regions were below investment grade. As a result of these downgrades, certain of Regions Bank’s broker-dealer counterparties could have terminated these contracts at their discretion. In lieu of terminating the contracts, Regions Bank and certain of its broker-dealer counterparties amended the contracts such that Regions Bank was required to post additional collateral in the cumulative amount of $195 million to theses counterparties.

Some of these contracts with broker-dealers still contain credit-related termination provisions and/or credit-related provisions regarding the posting of collateral. At December 31, 2010, the net fair value of such contracts containing credit-related termination provisions that were in a liability position was $446 million, for which Regions had posted collateral of $591 million. At December 31, 2010, the net fair value of contracts that do not contain credit-related termination provisions that were in a liability position was $224 million for which Regions had posted collateral of $219 million. Other derivative contracts with broker-dealers do not contain any credit-related provisions. These counterparties require complete overnight collateralization.

The aggregate fair value of all derivative instruments with any credit-risk-related contingent features that are in a liability position on December 31, 2010 and 2009, was $508 million and $261 million, respectively, for which Regions had posted collateral of $652 million and $247 million, respectively, in the normal course of business.

NOTE 21. FAIR VALUE MEASUREMENTS

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

ITEMS MEASURED AT FAIR VALUE ON A RECURRING BASIS

Trading account assets, securities available for sale, certain mortgage loans held for sale, mortgage servicing rights, derivative assets, trading account liabilities and derivative liabilities were recorded at fair value on a recurring basis during 2010 and 2009. Below is a description of valuation methodologies for these assets and liabilities.

Trading account assets and liabilities and securities available for sale consist of U.S. Treasuries, obligations of states and political subdivisions, mortgage-backed securities (including agency securities), other securities and equity securities.

•

U.S. Treasuries are valued based on quoted market prices of identical assets on active exchanges (Level 1 measurements as described above) and also using data from third-party pricing services for similar securities as applicable. Pricing from these third party services is generally based on quoted market prices of similar instruments (including matrix pricing); these valuations are Level 2 measurements.

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

•	Other securities are valued based on Level 1, 2 and 3 measurements, depending on pricing methodology selected.

•	Equity securities are valued based on quoted market prices of identical assets on active exchanges; these valuations are Level 1 measurements.

Mortgage loans held for sale consist of residential first mortgage loans held for sale that are valued based on traded market prices of similar assets where available and/or discounted cash flows at market interest rates, adjusted for securitization activities that include servicing value and market conditions, a Level 2 measurement. Regions has elected to measure certain mortgage loans held for sale at fair value by applying the fair value option (see additional discussion under the “Fair Value Option” section below).

Mortgage servicing rights consist of residential mortgage servicing rights and are valued using an option-adjusted spread valuation approach, a Level 3 measurement. See Note 6 for information regarding the servicing of financial assets and additional details regarding the assumptions relevant to this valuation.

Derivative assets and liabilities, which primarily consist of interest rate contracts that include futures, options and swaps, are included in other assets and other liabilities (as applicable) on the consolidated balance sheets, and are presented in the 2009 table below as a net amount. Interest rate swaps are predominantly traded in over-the-counter markets and, as such, values are determined using widely accepted discounted cash flow models, or Level 2 measurements. These discounted cash flow models use projections of future cash payments/receipts that are discounted at mid-market rates. The assumed cash flows are sourced from an assumed yield curve, which is consistent with industry standards and conventions. These valuations are adjusted for the unsecured credit risk at the reporting date, which considers collateral posted and the impact of master netting agreements. For options and futures contracts traded in over-the-counter markets, values are determined using discounted cash flow analyses and option pricing models based on market rates and volatilities, or Level 2 measurements. Interest rate lock commitments on loans intended for sale, treasury locks and credit derivatives are valued using option pricing models that incorporate significant unobservable inputs, and therefore are Level 3 measurements.

Regions rarely transfers assets and liabilities measured at fair value between Level 1 and Level 2 measurements. There were no such transfers during the years ended December 31, 2010, 2009 or 2008. Trading account assets are periodically transferred to or from Level 3 valuation based on management’s conclusion regarding the best method of pricing for an individual security. Such transfers are accounted for as if they occur at the beginning of a reporting period.

New accounting literature effective for 2010 financial reporting required more granular levels of disclosure for fair value measurements. The new guidance did not require any changes to presentation of prior periods. The following tables present assets and liabilities measured at fair value on a recurring basis as of December 31:

	December 31, 2010
	Level 1	Level 2	Level 3	Fair Value
	(In millions)
Trading account assets
U.S. Treasury securities	$157	$14	$—	$171
Obligations of states and political subdivisions	—	190	165	355
Mortgage-backed securities:				—
Residential agency	—	145	—	145
Residential non-agency	—	—	—	—
Commercial agency	—	—	54	54
Other securities	—	58	10	68
Equity securities	323	—	—	323

Total trading account assets	$480	$407	$229	$1,116

Securities available for sale
U.S. Treasury securities	$91	$—	$—	$91
Federal agency securities	—	16	—	16
Obligations of states and political subdivisions	—	13	17	30
Mortgage-backed securities:
Residential agency	—	21,845	—	21,845
Residential non-agency	—	—	22	22
Commercial agency	—	112	—	112
Commercial non-agency	—	100	—	100
Other debt securities	—	25	—	25
Equity securities(1)	158	—	—	158

Total securities available for sale	$249	$22,111	$39	$22,399

Mortgage loans held for sale	$—	$1,174	$—	$1,174

Mortgage servicing rights	$—	$—	$267	$267

Derivative assets
Interest rate swaps	$—	$2,047	$—	$2,047
Interest rate options	—	39	6	45
Interest rate futures and forward commitments	—	29	6	35
Other contracts	—	21	—	21

Total derivative assets(2)	$—	$2,136	$12	$2,148

Trading account liabilities
U.S. Treasury securities	$—	$95	$—	$95
Mortgage-backed securities:
Residential agency	—	46	—	46
Commercial agency	—	—	6	6
Other securities	—	23	4	27

	$—	$164	$10	$174

Derivative liabilities
Interest rate swaps	$—	$1,950	$—	$1,950
Interest rate options	—	26	3	29
Interest rate futures and forward commitments	—	9	1	10
Other contracts	—	19	—	19

Total derivative liabilities(2)	$—	$2,004	$4	$2,008

(1)	Excludes Federal Reserve Bank and Federal Home Loan Bank Stock totaling $471 million and $419 million, respectively, which are accounted for at amortized cost.
(2)	Derivatives include approximately $1.0 billion related to legally enforceable master netting agreements that allow the Company to settle positive and negative positions. Derivatives, net are also presented excluding cash collateral received of $11 million and cash collateral posted of $810 million with counterparties.

	December 31, 2009
	Level 1	Level 2	Level 3	Fair Value
	(In millions)
Trading account assets, net	$419	$2,140	$214	$2,773
Securities available for sale(1)	184	22,867	53	23,104
Mortgage loans held for sale	—	780	—	780
Mortgage servicing rights(2)	—	—	247	247
Derivatives, net(3)	—	517	3	520

(1)	Excludes Federal Reserve Bank and Federal Home Loan Bank Stock totaling $492 million and $473 million, respectively, which are accounted for at amortized cost.
(2)	Beginning in 2009, the Company made an election to prospectively change the policy of accounting for mortgage servicing rights to the fair value method. Prior to this date, mortgage servicing rights were accounted for under the amortization method and adjusted to the lower of aggregate cost or estimated fair value as appropriate.
(3)	Derivatives include approximately $966 million related to legally enforceable master netting agreements that allow the Company to settle positive and negative positions. Derivatives, net are also presented excluding cash collateral received of $70 million and cash collateral posted of $336 million with counterparties.

Assets and liabilities in all levels could result in volatile and material price fluctuations. Realized and unrealized gains and losses on Level 3 assets represent only a portion of the risk to market fluctuations in Regions’ consolidated balance sheets. Further, trading account assets, net and derivatives included in Levels 1, 2 and 3 are used by the Asset and Liability Management Committee of the Company in a holistic approach to managing price fluctuation risks.

The following tables illustrate a rollforward for all assets and (liabilities) measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2010, 2009 and 2008. The tables do not reflect the change in fair value attributable to any related economic hedges the Company used to mitigate the interest rate risk associated with these assets and (liabilities).

	Year Ended December 31, 2010
	Trading account assets(1)			Securities available for sale			Trading account liabilities		Derivatives, net
	Obligations of states and political subdivi- sions	Commercial agency MBS	Other securities	Obligations of states and political subdivi- sions	Residential non-agency MBS	Mortgage servicing rights	Commercial agency MBS	Other securities	Interest rate options	Interest rate futures and forward commitm- ents
	(In millions)
Beginning balance, January 1, 2010	$171	$40	$4	$17	$36	$247	$1	$—	$—	$3
Total gains (losses) realized and unrealized:
Included in earnings(1)	(6)	2	27	—	—	(61)	—	—	108	—
Included in other comprehensive income	—	—	—	7	—	—	—	—	—	—
Purchases and issuances	198	737	12,344	—	—	81	5	36	—	2
Settlements	(198)	(735)	(12,382)	(7)	(14)	—	—	(43)	(105)	—
Transfers in and/or out of Level 3, net	—	10	17	—	—	—	—	11	—	—

Ending balance, December 31, 2010	$165	$54	$10	$17	$22	$267	$6	$4	$3	$5

(1)	Brokerage income from trading account assets primarily represents gains/(losses) on disposition, which inherently includes commissions on security transactions during the period.

	Year Ended December 31, 2009
	Trading account assets, net(1)	Securities available for sale	Mortgage servicing rights	Derivatives, net
	(In millions)
Beginning balance, January 1, 2009	$275	$95	$161	$55
Total gains (losses) realized and unrealized:
Included in earnings(1)	(9)	(13)	(15)	51
Included in other comprehensive income	—	3	—	—
Purchases and issuances	40	—	101	—
Settlements	(96)	(32)	—	(103)
Transfers in and/or out of Level 3, net	4	—	—	—

Ending balance, December 31, 2009	$214	$53	$247	$3

(1)	Brokerage income from trading account assets, net, primarily represents gains/(losses) on disposition, which inherently includes commissions on security transactions during the period.

	Year Ended December 31, 2008
	Trading account assets, net(1)	Securities available for sale	Derivatives, net
	(In millions)
Beginning balance, January 1, 2008	$109	$73	$8
Total gains (losses) realized and unrealized:
Included in earnings	4	(5)	81
Included in other comprehensive income	—	(3)	—
Purchases and issuances	1,230	49	1
Settlements	(1,089)	(24)	(35)
Transfers in and/or out of Level 3, net	21	5	—

Ending balance, December 31, 2008	$275	$95	$55

(1)	Brokerage income from trading account assets, net, primarily represents gains/(losses) on disposition, which inherently includes commissions on security transactions during the period.

The following tables detail the presentation of both realized and unrealized gains and losses recorded in earnings for Level 3 assets for the years ended December 31, 2010, 2009 and 2008:

	Total Gains and Losses Year Ended December 31, 2010
	Trading account assets(1)			Securities available for sale		Derivatives, net
	Obligations of states and political subdivisions	Commercial agency MBS	Other securities	Obligations of states and political subdivisions	Mortgage servicing rights	Interest rate options
	(In millions)
Classifications of gains (losses) both realized and unrealized included in earnings for the period:
Brokerage, investment banking and capital markets	$(6)	$2	$27	$—	$—	$—
Mortgage income	—	—	—	—	(61)	108
Other income	—	—	—	—	—	—
Other comprehensive income	—	—	—	7	—	—

Total realized and unrealized gains and (losses)	$(6)	$2	$27	$7	$(61)	$108

(1)	Brokerage income from trading account assets primarily represents gains/(losses) on disposition, which inherently includes commissions on security transactions during the period.

	Total Gains and Losses Year Ended December 31, 2009
	Trading account assets, net(1)	Securities available for sale	Mortgage servicing rights	Derivatives, net
	(In millions)
Classifications of gains (losses) both realized and unrealized included in earnings for the period:
Brokerage, investment banking and capital markets	$(9)	$—	$—	$(34)
Mortgage income	—	—	(15)	85
Other income	—	(13)	—	—
Other comprehensive income	—	3	—	—

Total realized and unrealized gains and (losses)	$(9)	$(10)	$(15)	$51

(1)	Brokerage income from trading account assets, net, primarily represents gains/(losses) on disposition, which inherently includes commissions on security transactions during the period.

	Total Gains and Losses Year Ended December 31, 2008
	Trading account assets, net(1)	Securities available for sale	Derivatives, net
	(In millions)
Classifications of gains (losses) both realized and unrealized included in earnings for the period:
Interest income	$1	$—	$—
Brokerage, investment banking and capital markets	3	—	—
Mortgage income	—	—	44
Other income	—	(5)	37
Other comprehensive income	—	(3)	—

Total realized and unrealized gains and (losses)	$4	$(8)	$81

(1)	Brokerage income from trading account assets, net, primarily represents gains/(losses) on dispositions, which inherently includes commissions on security transactions during the period.

The following tables detail the presentation of only unrealized gains and losses recorded in earnings for Level 3 assets and liabilities for the years ended December 31, 2010, 2009 and 2008.

	Total Unrealized Gains and Losses Year Ended December 31, 2010
	Securities available for sale		Derivatives, net
	Obligations of states and political subdivisions	Mortgage servicing rights	Interest rate options
		(In millions)
The amount of total gains and losses for the period included in earnings, attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at December 31, 2010:
Brokerage, investment banking and capital markets	$—	$—	$—
Mortgage income	—	(32)	3
Other income	—	—	—
Other comprehensive income	7	—	—

Total unrealized gains and (losses)	$7	$(32)	$3

	Total Unrealized Gains and Losses Year Ended December 31, 2009
	Securities available for sale	Mortgage servicing rights	Derivatives, net
	(In millions)
The amount of total gains and losses for the period included in earnings, attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at December 31, 2009:
Brokerage, investment banking and capital markets	$—	$—	$(5)
Mortgage income	—	19	85
Other income	(15)	—	—
Other comprehensive income	3	—	—

Total unrealized gains and (losses)	$(12)	$19	$80

	Total Unrealized Gains and Losses Year Ended December 31, 2008
	Securities Available for Sale	Derivatives, net
	(In millions)
The amount of total gains and losses for the period included in earnings, attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at December 31, 2008:
Interest income	$—	$—
Brokerage, investment banking and capital markets	—	—
Mortgage income	—	—
Other income	—	37
Other comprehensive income	(3)	—

Total unrealized gains and (losses)	$(3)	$37

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

Foreclosed property and other real estate is carried in other assets at the lower of the recorded investment in the loan or fair value less estimated costs to sell the property. The fair value for foreclosed property that is based on either observable transactions of similar instruments or formally committed sale prices is classified as a Level 2 measurement. If no formally committed sale price is available, a professional valuation is obtained. Updated valuations are obtained on at least an annual basis. Foreclosed property exceeding established dollar thresholds is valued based on appraisals. Appraisals are performed by third-parties with appropriate professional certifications and conform to generally accepted appraisal standards as evidenced by the Uniform Standards of Professional Appraisal Practice (“USPAP”). Regions’ policies related to appraisals conform with regulations established by the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”) and other regulatory guidance. Professional valuations are considered Level 2 measurements because they are based largely on observable inputs. In some instances, management may decrease the estimate of fair value below the appraised value, given trends in valuation of similar properties. These valuations are considered Level 3 measurements as management uses assumptions not observable in the market.

Loans held for sale for which the fair value option has not been elected are recorded at the lower of cost or fair value and therefore are reported at fair value on a non-recurring basis. The fair values for loans held for sale that are based on formally committed loan sale prices or valuations performed using observable inputs are classified as a Level 2 measurement. If no formally committed sales price is available, a professional valuation is obtained, consistent with the process described above for foreclosed property and real estate.

The following tables present the carrying value of those assets measured at fair value on a non-recurring basis as of December 31, 2010 and 2009, as well as the corresponding fair value adjustments.

	Carrying Value as of December 31, 2010				Fair value adjustments for the year ended December 31, 2010
	Level 1	Level 2	Level 3	Total
	(In millions)
Loans held for sale	$—	$238	$31	$269	$(98)
Foreclosed property and other real estate	—	201	152	353	(51)

	Carrying Value as of December 31, 2009				Fair value adjustments for the year ended December 31, 2009
	Level 1	Level 2	Level 3	Total
	(In millions)
Loans held for sale	$—	$86	$17	$103	$(54)
Foreclosed property and other real estate	—	362	—	362	(59)

FAIR VALUE OPTION

Regions elected the fair value option for FNMA or FHLMC eligible thirty-year residential mortgage loans held for sale originated on or after January 1, 2008. Additionally, Regions elected the fair value option for FNMA or FHLMC eligible fifteen-year residential mortgage loans originated on or after November 22, 2010. These elections allow for a more effective offset of the changes in fair values of the loans and the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting. Regions has not elected the fair value option for other loans held for sale primarily because they are not economically hedged using derivative instruments. Fair values of mortgage loans held for sale are based on traded market prices of similar assets where available and/or discounted cash flows at market interest rates, adjusted for securitization activities that include servicing values and market conditions, and were recorded in loans held for sale in the consolidated balance sheets.

The following table summarizes the difference between the aggregate fair value and the aggregate unpaid principal balance for mortgage loans held for sale measured at fair value:

	December 31, 2010			December 31, 2009
	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal
	(In millions)
Mortgage loans held for sale, at fair value	$1,174	$1,181	$(7)	$780	$773	$7

Interest income on mortgage loans held for sale is recognized based on contractual rates and is reflected in interest income on loans held for sale in the consolidated statements of operations. The following table details net gains (losses) resulting from changes in fair value of these loans which were recorded in mortgage income in the consolidated statements of operations during the years ended December 31, 2010 and 2009. These changes in fair value are mostly offset by economic hedging activities. An immaterial portion of these amounts was attributable to changes in instrument-specific credit risk.

	Mortgage loans held for sale, at fair value
	2010	2009
	(In millions)
Net gains (losses) resulting from changes in fair value	$(14)	$7

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

The carrying amounts and estimated fair values of the Company’s financial instruments as of December 31 are as follows:

	December 31, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value(1)	Carrying Amount	Estimated Fair Value(1)
	(In millions)
Financial assets:
Cash and cash equivalents	$6,919	$6,919	$8,011	$8,011
Trading account assets	1,116	1,116	3,039	3,039
Securities available for sale	23,289	23,289	24,069	24,069
Securities held to maturity	24	26	31	31
Loans held for sale	1,485	1,485	1,511	1,511
Loans (excluding leases), net of unearned income and allowance for loan losses(2), (3)	77,864	69,775	85,452	72,119
Other interest-earning assets	1,219	1,219	734	734
Derivatives, net	140	140	520	520

Financial liabilities:
Deposits	94,614	94,883	98,680	99,168
Short-term borrowings	3,937	3,937	3,668	3,668
Long-term borrowings	13,190	13,115	18,464	17,710
Loan commitments and letters of credit	125	899	194	1,014

(1)	Estimated fair values are consistent with an exit price concept. The assumptions used to estimate the fair values are intended to approximate those that a market participant would use in a hypothetical orderly transaction. In estimating fair value, the Company makes adjustments for interest rates, market liquidity and credit spreads as appropriate.

(2)	The estimated fair value of portfolio loans assumes sale of the loans to a third-party financial investor. Accordingly, the value to the Company if the loans were held to maturity is not reflected in the fair value estimate. In the current whole loan market, financial investors are generally requiring a higher rate of return than the return inherent in loans if held to maturity. The fair value discount at December 31, 2010 was $8.1 billion or 10.4 percent.

(3)	Excluded from this table is the lease carrying amount of $1.8 billion at December 31, 2010 and $2.1 billion at December 31, 2009.

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

During 2010, minor reclassifications were made from the Banking/Treasury segment to the Insurance segment to more appropriately present management’s current view of the segments. The 2009 and 2008 amounts presented below have been adjusted to conform to the 2010 presentation.

The reportable segment designated Merger Charges and Discontinued Operations includes merger charges related to the AmSouth acquisition and the results of EquiFirst for 2008. These amounts are excluded from other reportable segments because management reviews the results of the other reportable segments excluding these items.

The following tables present financial information for each reportable segment for the years ended December 31:

	December 31, 2010
	Banking/ Treasury	Investment Banking/ Brokerage/ Trust	Insurance	Merger Charges and Discontinued Operations	Total Company
	(In millions)
Net interest income	$3,364	$66	$2	$—	$3,432
Provision for loan losses	2,863	—	—	—	2,863
Non-interest income	2,184	1,241	106	—	3,531
Non-interest expense	3,536	1,158	91	—	4,785
Regulatory charge	—	200	—	—	200
Income tax (benefit) expense	(418)	65	7	—	(346)

Net income (loss)	$(433)	$(116)	$10	$—	$(539)

Average assets	$129,639	$5,805	$511	$—	$135,955

	December 31, 2009
	Banking/ Treasury	Investment Banking/ Brokerage/ Trust	Insurance	Merger Charges and Discontinued Operations	Total Company
	(In millions)
Net interest income	$3,273	$59	$3	$—	$3,335
Provision for loan losses	3,541	—	—	—	3,541
Non-interest income	2,439	1,207	109	—	3,755
Non-interest expense	3,537	1,122	92	—	4,751
Income tax (benefit) expense	(232)	53	8	—	(171)

Net income (loss)	$(1,134)	$91	$12	$—	$(1,031)

Average assets	$137,679	$4,586	$494	$—	$142,759

	December 31, 2008
	Banking/ Treasury	Investment Banking/ Brokerage/ Trust	Insurance	Merger Charges and Discontinued Operations	Total Company
	(In millions)
Net interest income	$3,765	$74	$4	$—	$3,843
Provision for loan losses	2,057	—	—	—	2,057
Non-interest income	1,776	1,183	114	—	3,073
Goodwill impairment	6,000	—	—	—	6,000
Non-interest expense	3,444	1,055	92	219	4,810
Income tax (benefit) expense	(355)	74	9	(83)	(355)

Net income (loss)	$(5,605)	$128	$17	$(136)	$(5,596)

Average assets	$139,981	$3,623	$343	$—	$143,947

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

Credit risk associated with these instruments as of December 31 is based upon the contractual amounts indicated in the following table:

	2010	2009
	(In millions)
Unused commitments to extend credit	$30,828	$31,008
Standby letters of credit	3,014	4,610
Commercial letters of credit	49	30
Liabilities associated with standby letters of credit	54	119
Assets associated with standby letters of credit	51	114
Reserve for unfunded credit commitments	71	74

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

LEASES

Regions and its subsidiaries lease land, premises and equipment under cancelable and non-cancelable leases, some of which contain renewal options under various terms. The leased properties are used primarily for banking purposes. Total rental expense on operating leases for the years ended December 31, 2010, 2009 and 2008 was $203 million, $213 million and $194 million, respectively.

The approximate future minimum rental commitments as of December 31, 2010, for all non-cancelable leases with initial or remaining terms of one year or more are shown in the following table. Included in these amounts are all renewal options reasonably assured of being exercised.

	Premises	Equipment	Total
	(In millions)
2011	$129	$21	$150
2012	122	18	140
2013	112	4	116
2014	101	1	102
2015	93	—	93
Thereafter	515	—	515

	$1,072	$44	$1,116

LEGAL

Regions and its affiliates are subject to litigation, including the litigation discussed below, and claims arising in the ordinary course of business. Punitive damages are routinely claimed in these cases. Regions continues to be concerned about the general trend in litigation involving large damage awards against financial service company defendants. Regions evaluates these contingencies based on information currently available, including advice of counsel and assessment of available insurance coverage. Although it is not possible to predict the ultimate resolution or financial liability with respect to these litigation contingencies, management is currently of the opinion that the outcome of pending and threatened litigation would not have a material effect on Regions’ consolidated financial position, results of operations or cash flows, except to the extent indicated in the discussion below.

Beginning in 2007, Regions and certain of its affiliates have been named in class-action lawsuits filed in federal and state courts on behalf of investors who purchased shares of certain Regions Morgan Keegan Select Funds (the “Funds”) and shareholders of Regions. The Funds were formerly managed by Morgan Asset Management, Inc. Morgan Asset Management, Inc. no longer manages these Funds, which were transferred to Hyperion Brookfield Asset Management in 2008. Certain of the Funds have since been terminated by Hyperion. The complaints contain various allegations, including claims that the Funds and the defendants misrepresented or failed to disclose material facts relating to the activities of the Funds. Plaintiffs have requested equitable relief and unspecified monetary damages. These class-action lawsuits are still early in their development and no classes have been certified. Unless and until a class is certified, the scope of the class and claims remains unknown. There are numerous factors that result in a greater degree of complexity in class-action lawsuits as compared to other types of litigation. Due to the many intricacies involved in class-action lawsuits at the early stages of these matters, obtaining clarity on a reasonable estimate is difficult which may call into question its reliability. At this stage of the lawsuits, and in view of the inherent inability to predict the outcome of litigation, particularly where there are many claimants, Regions cannot determine the probability of a material adverse result or reasonably estimate a range of potential exposures, if any. However, in light of the inherent uncertainties involved in these matters, it is reasonably possible that an adverse outcome in any of these matters could be material to Regions’ business, consolidated financial position, results of operations, or cash flows for any particular reporting period.

Certain of the shareholders in these Funds and other interested parties have entered into arbitration proceedings and individual civil claims, in lieu of participating in the class-actions, and primarily seek monetary damages. Although it is not possible to predict the ultimate resolution or financial liability with respect to these contingencies, management is currently of the opinion that the outcome of these proceedings would not have a material effect on Regions’ business, consolidated financial position, results of operations or cash flows.

On April 7, 2010, the SEC, the Financial Industry Regulatory Authority (“FINRA”) and a joint state task force of securities regulators from Alabama, Kentucky, Mississippi, and South Carolina (“Task Force”)

announced that they were commencing administrative proceedings against Morgan Keegan, Morgan Asset Management and certain of their employees for violations of federal and state securities laws and NASD rules relating to the Funds. The proceedings contain various allegations, including that the net asset values of the Funds were artificially inflated due to allegedly improper conduct related to the valuation of the securities held by the Funds, and that the defendants failed to disclose certain risks associated with the Funds. The administrative proceedings seek civil penalties, injunctive relief, disgorgement, rescission and other relief. Based on the then current status of settlement negotiations, Regions believed that a loss on this matter was probable and reasonably estimable. Accordingly, during the quarter ended June 30, 2010, Morgan Keegan recorded a non-tax deductible $200 million charge representing the estimate of probable loss. Settlement negotiations and hearing preparations are ongoing.

On July 21, 2009, the SEC filed a complaint in United States District Court for the Northern District of Georgia against Morgan Keegan alleging violations of the federal securities laws in connection with auction rate securities (“ARS”) that Morgan Keegan underwrote, marketed and sold. The SEC is seeking an injunction against Morgan Keegan for violations of the antifraud provisions of the federal securities laws, as well as disgorgement, financial penalties and other equitable relief for customers, including repurchase by Morgan Keegan of all ARS that it sold prior to March 20, 2008. Beginning in February 2009, Morgan Keegan commenced a voluntary program to repurchase ARS that it underwrote and sold to the firm’s customers, and extended that repurchase program on October 1, 2009 to include certain ARS that were sold by Morgan Keegan to its customers but were underwritten by other firms. As of December 31, 2010, customers of Morgan Keegan owned approximately $54 million of ARS and Morgan Keegan held approximately $161 million of ARS on its balance sheet. On July 21, 2009, the Alabama Securities Commission issued a “Show Cause” order to Morgan Keegan arising out of the ARS matter that is the subject of the SEC complaint described above. The order requires Morgan Keegan to show cause why its registration as a broker-dealer should not be suspended or revoked in the State of Alabama and also why it should not be subject to disgorgement, repurchasing all ARS sold to Alabama residents and payment of costs and penalties. Although it is not possible to predict the ultimate resolution or financial liability with respect to the ARS matter, management is currently of the opinion that the outcome of this matter will not have a material effect on Regions’ business, consolidated financial position, results of operations or cash flows.

In April 2009, Regions, Regions Financing Trust III (the “Trust”) and certain of Regions’ current and former directors, were named in a purported class-action lawsuit filed in the U.S. District Court for the Southern District of New York on behalf of the purchasers of trust preferred securities offered by the Trust. The complaint alleges that defendants made statements in Regions’ registration statement, prospectus and year-end filings which were materially false and misleading. On May 10, 2010, the trial court dismissed all claims against all defendants in this case. However, the plaintiffs have appealed the decision. In October 2010, a separate purported class-action lawsuit was filed by Regions’ stockholders in the U.S. District Court for the Northern District of Alabama against Regions and certain former officers of Regions. The lawsuit alleges violations of the federal securities laws based on alleged actions similar to those that were the basis for the suit filed by purchasers of the trust preferred securities, including allegations that statements that were materially false and misleading were included in filings made with the SEC. Plaintiffs in these cases have requested equitable relief and unspecified monetary damages. These class-action lawsuits are still early in their development and no classes have been certified. Unless and until a class is certified, the scope of the class and claims remains unknown. There are numerous factors that result in a greater degree of complexity in class-action lawsuits as compared to other types of litigation. Due to the many intricacies involved in class-action lawsuits at the early stages of these matters, obtaining clarity on a reasonable estimate is difficult which may call into question its reliability. At this stage of the lawsuits, and in view of the inherent inability to predict the outcome of litigation, particularly where there are many claimants, Regions cannot determine the probability of a material adverse result or reasonably estimate a range of potential exposures, if any. Although it is not possible to predict the ultimate resolution or financial liability with respect to these matters, management is currently of the opinion that the outcome of these matters will not have a material effect on Regions’ business, consolidated financial position, results of operations or cash flows.

In December 2009 and in November 2010, Regions and certain current and former directors and officers were named in a consolidated shareholder derivative action and in a separate derivative action, both of which were filed in Jefferson County, Alabama. The complaints allege mismanagement, waste of corporate assets, breach of fiduciary duty and unjust enrichment relating to bonuses and other benefits received by executive management. Plaintiffs in these cases have requested equitable relief and unspecified monetary damages. Although it is not possible to predict the ultimate resolution or financial liability with respect to these matters, management is currently of the opinion that the outcome of these matters will not have a material effect on Regions’ business, consolidated financial position, results of operations or cash flows.

In September 2009, Regions was named as a defendant in a purported class-action lawsuit filed by customers of Regions Bank in the U.S. District Court for the Northern District of Georgia challenging the manner in which non-sufficient funds (“NSF”) and overdraft fees were charged and the policies related to posting order. The case was transferred to multidistrict litigation in the U.S. District Court for the Southern District of Florida, and in May 2010 an order to compel arbitration was denied. In July 2010, a separate class-action was filed in the Circuit Court of Greene County Missouri, making a claim under Missouri’s consumer protection statute. The case has been removed to the U.S. District Court for the Western District of Missouri. Plaintiffs in these cases have requested equitable relief and unspecified monetary damages. These class-action lawsuits are still early in their development and no classes have been certified. Unless and until a class is certified, the scope of the class and claims remains unknown. There are numerous factors that result in a greater degree of complexity in class-action lawsuits as compared to other types of litigation. Due to the many intricacies involved in class-action lawsuits at the early stages of these matters, obtaining clarity on a reasonable estimate is difficult which may call into question its reliability. At this stage of the lawsuits, and in view of the inherent inability to predict the outcome of litigation, particularly where there are many claimants, Regions cannot determine the probability of a material adverse result or reasonably estimate a range of potential exposures, if any. However, in light of the inherent uncertainties involved in these matters, it is reasonably possible that an adverse outcome in any of these matters could be material to Regions’ business, consolidated financial position, results of operations, or cash flows for any particular reporting period.

GUARANTEES

As a member of the Visa USA network, Regions, along with other members, indemnified Visa USA against litigation. On October 3, 2007, Visa USA was restructured and acquired several Visa affiliates. In conjunction with this restructuring, Regions’ indemnification of Visa USA was modified to cover specific litigation (“covered litigation”). Regions’ liability recognized under this indemnification was approximately $24 million and $27 million at December 31, 2010 and 2009, respectively.

On March 25, 2008, Visa executed an initial public offering (“IPO”) of common stock and, in connection with the IPO, Regions’ ownership interest in Visa was converted into Class B common stock of approximately 3.8 million shares. In the first quarter of 2008, Visa redeemed approximately 1.5 million shares of the Class B common stock from Regions for proceeds of approximately $63 million, all of which was recorded as “Other Income” in the consolidated statements of operations. In the second quarter of 2009, Regions sold the remaining Class B common stock to a third party. The sale resulted in a pre-tax gain of $80 million.

A portion of Visa’s proceeds from the IPO was escrowed to fund the covered litigation. To the extent that the amount available under the escrow arrangement is insufficient to fully resolve the covered litigation, Visa will enforce the indemnification obligations of Visa USA’s members for any excess amount.

NOTE 24. PARENT COMPANY ONLY FINANCIAL STATEMENTS

Presented below are condensed financial statements of Regions Financial Corporation:

Balance Sheets

	December 31
	2010	2009
	(In millions)
ASSETS
Cash and due from banks	$—	$11
Interest-bearing deposits in other banks	3,848	4,050
Loans to subsidiaries	36	91
Securities available for sale	36	46
Trading assets	26	22
Premises and equipment	65	69
Investments in subsidiaries:
Banks	15,719	16,273
Non-banks	1,670	1,814

	17,389	18,087
Other assets	380	421

Total assets	$21,780	$22,797

LIABILITIES AND STOCKHOLDERS’ EQUITY
Long-term borrowings	$4,907	$4,662
Other liabilities	139	254

Total liabilities	5,046	4,916
Stockholders’ equity:
Preferred stock	3,380	3,602
Common stock	13	12
Additional paid-in capital	19,050	18,781
Retained earnings (deficit)	(4,047)	(3,235)
Treasury stock	(1,402)	(1,409)
Accumulated other comprehensive income (loss)	(260)	130

Total stockholders’ equity	16,734	17,881

Total liabilitites and stockholders’ equity	$21,780	$22,797

Statements of Operations

	Year Ended December 31
	2010	2009	2008
	(In millions)
Income:
Dividends received from subsidiaries	$—	$—	$725
Service fees from subsidiaries	128	123	183
Interest from subsidiaries	24	16	40
Gain on extinguishment of debt	—	61	—
Other	7	8	11

	159	208	959
Expenses:
Salaries and employee benefits	117	133	226
Interest	183	162	240
Net occupancy expense	9	4	2
Furniture and equipment expense	8	7	6
Legal and other professional fees	21	14	6
Other	50	36	73

	388	356	553
Income (loss) before income taxes and equity in undistributed earnings (loss) of subsidiaries	(229)	(148)	406
Income tax benefit	(93)	(31)	(127)

Income (loss) before equity in undistributed earnings (loss) of subsidiaries and preferred dividends	(136)	(117)	533
Equity in undistributed earnings (loss) of subsidiaries:
Banks	(252)	(978)	(6,240)
Non-banks	(151)	64	111

	(403)	(914)	(6,129)

Net income (loss)	(539)	(1,031)	(5,596)
Preferred stock dividends and accretion	(224)	(230)	(26)

Net income (loss) available to common shareholders	$(763)	$(1,261)	$(5,622)

Statements of Cash Flows

	Years Ended December 31
	2010	2009	2008
	(In millions)
Operating activities:
Net income (loss)	$(539)	$(1,031)	$(5,596)
Adjustments to reconcile net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	403	914	6,129
Depreciation, amortization and accretion, net	(4)	(7)	(5)
(Increase) decrease in trading assets	(4)	(3)	18
Decrease) in other liabilities	(115)	(80)	(373)
Decrease (increase) in other assets	40	69	(76)
Other	(369)	122	(125)

Net cash from operating activities	(588)	(16)	(28)
Investing activities:
Investment in subsidiaries	295	(2,681)	306
Principal payments on loans to subsidiaries	55	—	—
Net sales (purchases) of premises and equipment	4	9	(2)
Proceeds from sales and maturities of securities available for sale	13	23	35
Purchases of securities available for sale	(1)	(1)	(1)

Net cash from investing activities	366	(2,650)	338
Financing activities:
Proceeds from long-term borrowings	743	690	345
Payments on long-term borrowings	(501)	(493)	(751)
Net proceeds from issuance of mandatorily convertible preferred stock	—	278	—
Net proceeds from issuance of common stock	—	1,769	—
Cash dividends on common stock	(49)	(105)	(669)
Cash dividends on preferred stock	(184)	(194)	—
Issuance of preferred stock and common stock warrant	—	—	3,500
Proceeds from stock transactions under compensation plans	—	14	27

Net cash from financing activities	9	1,959	2,452
(Decrease) increase in cash and cash equivalents	(213)	(707)	2,762
Cash and cash equivalents at beginning of year	4,061	4,768	2,006

Cash and cash equivalents at end of year	$3,848	$4,061	$4,768

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A.	Controls and Procedures

Based on an evaluation, as of the end of the period covered by this Form 10-K, under the supervision and with the participation of Regions’ management, including its Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and the Chief Financial Officer have concluded that Regions’ disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) are effective. During the fourth fiscal quarter of the year ended December 31, 2010, there have been no changes in Regions’ internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Regions’ control over financial reporting.

The Report of Management on Internal Control Over Financial Reporting is included in Item 8. of this Annual Report on Form 10-K.

Item 9B.	Other Information

Not Applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information about the Directors and Director nominees of Regions included in Regions’ Proxy Statement for the Annual Meeting of Stockholders to be held on May 19, 2011 (the “Proxy Statement”) under the caption “PROPOSAL 1—ELECTION OF DIRECTORS” and the information incorporated by reference pursuant to Item 13. below are incorporated herein by reference. Information on Regions’ executive officers is included below.

Information regarding Regions’ Audit Committee included under the captions “PROPOSAL 1—ELECTION OF DIRECTORS—The Board of Directors—Audit Committee” and “—Audit Committee Financial Experts” of the Proxy Statement is incorporated herein by reference.

Information regarding late filings under Section 16(a) of the Securities Exchange Act of 1934 included in the Proxy Statement under the caption “VOTING SECURITIES AND PRINCIPAL HOLDERS THEREOF—Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

Information regarding Regions’ Code of Ethics for Senior Financial Officers included in the Proxy Statement under the caption “PROPOSAL 1—ELECTION OF DIRECTORS—Code of Ethics for Senior Financial Officers” is incorporated herein by reference.

Executive officers of the registrant as of December 31, 2010, are as follows:

Executive Officer	Age	Position and Offices Held with Registrant and Subsidiaries	Executive Officer Since*
O. B. Grayson Hall, Jr.	53	President and Chief Executive Officer and Director, registrant and Regions Bank. Previously President and Chief Operating Officer, registrant and Regions Bank, Vice Chairman and Head of General Banking Group, registrant and Regions Bank, Senior Executive Vice President and Head of General Banking Group, registrant and Regions Bank and Senior Executive Vice President and Lines of Business/Operations and Technology Group Head of AmSouth Bancorporation and AmSouth Bank. Director, Morgan Keegan & Company, Inc.	1993
David B. Edmonds	57	Chief Administrative Officer and Senior Executive Vice President, registrant and Regions Bank. Previously Head of Human Resources Group, registrant and Regions Bank, and Senior Executive Vice President and Head of Human Resources of AmSouth Bancorporation and AmSouth Bank.	1994

Executive Officer	Age	Position and Offices Held with Registrant and Subsidiaries	Executive Officer Since*
John B. Owen	49	Senior Executive Vice President and Head of Consumer Services Group, registrant and Regions Bank. Previously Senior Executive Vice President and Head of Operations and Technology Group, registrant and Regions Bank, and Chief Executive Officer for Assurant Specialty Property. Director and Chairman, Regions Insurance Group, Inc., Regions Insurance, Inc. and Regions Insurance Services, Inc.	2009
David J. Turner, Jr.	47	Chief Financial Officer and Senior Executive Vice President, registrant and Regions Bank. Previously Executive Vice President and Director of Internal Audit Division for registrant and AmSouth Bancorporation, and an audit partner at KPMG LLP and Arthur Andersen.	2010
John C. Asbury	45	Senior Executive Vice President, Business Services Group, registrant and Regions Bank. Previously served in senior management roles at Bank of America including most recently as the Pacific Northwest region executive and senior vice president of Business Banking.	2010
John C. Carson, Jr.	54	Chief Executive Officer, Morgan Keegan & Company, Inc. Previously president of Fixed Income Capital Markets at Morgan Keegan.	2010
Brett D. Couch	47	Florida Region President and Senior Executive Vice President, Regions Bank. Previously served in senior management roles at Regions Bank and AmSouth Bank including as Mississippi state president and as area executive for West Florida.	2010
Barbara Godin	57	Executive Vice President, Chief Credit Officer and Head of Credit Operations, Regions Bank. Previously served in senior management roles in credit and risk management at Regions Bank and AmSouth Bank.	2010
C. Keith Herron	46	Midsouth Region President and Senior Executive Vice President, Regions Bank. Previously served in senior management roles at Regions Bank and AmSouth Bank including as the area executive for North Alabama, for East Tennessee and for Middle Tennessee.	2010
Ellen S. Jones	52	Business Operations and Support Chief Financial Officer and Executive Vice President, Regions Bank. Previously held senior level finance leadership positions at Bank of America.	2010

Executive Officer	Age	Position and Offices Held with Registrant and Subsidiaries	Executive Officer Since*
David R. Keenan	42	Director of Human Resources and Executive Vice President, registrant and Regions Bank. Previously served in senior management roles in the Human Resources Group at Regions Bank and AmSouth Bank.	2010
Scott M. Peters	49	Chief Marketing Officer and Senior Executive Vice President, Regions Bank. Previously served as Chief Marketing Officer and Senior Executive Vice President of AmSouth Bank.	2010
William D. Ritter	40	Central Region President and Senior Executive Vice President, Regions Bank. Previously served in senior management roles including as the North Central Alabama area executive at Regions Bank.	2010
Cynthia M. Rogers	54	Senior Executive Vice President, Operations and Technology, registrant and Regions Bank. Previously served in senior management roles at Regions Bank and AmSouth Bank including as the head of Bank Operations.	2010
Ronald G. Smith	50	Southwest Region President and Senior Executive Vice President, Regions Bank. Previously served in senior management roles at Regions Bank and AmSouth Bank including as the area executive for Mississippi/North Louisiana.	2010

*	The years indicated are those in which the individual was first deemed to be an executive officer of registrant, including its predecessor companies.

Item 11.	Executive Compensation

All information presented under the captions “COMPENSATION DISCUSSION AND ANALYSIS,” “2010 COMPENSATION,” “COMPENSATION COMMITTEE REPORT,” “PROPOSAL 1—ELECTION OF DIRECTORS—Compensation Committee Interlocks and Insider Participation” and “—Relationship of Compensation Policies and Practices to Risk Management” of the Proxy Statement are incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

All information presented under the caption “VOTING SECURITIES AND PRINCIPAL HOLDERS THEREOF” of the Proxy Statement is incorporated herein by reference.

Equity Compensation Plan Information

The following table gives information about the common stock that may be issued upon the exercise of options, warrants and rights under all of Regions’ existing equity compensation plans as of December 31, 2010.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity Compensation Plans Approved by Stockholders	22,433,503		$21.54	91,291,656	(b)
Equity Compensation Plans Not Approved by Stockholders	32,566,123	(c)	$26.38	—

Total	54,999,626		$24.41	91,291,656

(a)	Does not include outstanding restricted stock awards.
(b)	Consists of shares available for future issuance under the Regions Financial Corporation 2010 Long Term Incentive Plan. During 2010, all prior long-term incentive plans were closed to new grants.
(c)	Consists of outstanding stock options issued under certain plans assumed by Regions in connection with business combinations, including 30,724,320 options issued under plans assumed in connection with the Regions-AmSouth merger, 29,324,634 of which were issued under plans previously approved by AmSouth stockholders but not pre-merger Regions stockholders. In each instance, the number of shares subject to option and the exercise price of outstanding options have been adjusted to reflect the applicable exchange ratio. See Note 16 “Share-Based Payments” to the consolidated financial statements included in Regions’ Annual Report on Form 10-K for the year ended December 31, 2010. Does not include 221,976 shares issuable pursuant to outstanding rights under AmSouth deferred compensation plans assumed by Regions.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

All information presented under the captions “PROPOSAL 1—ELECTION OF DIRECTORS—Other Transactions,” “—Review, Approval or Ratification of Transactions with Related Persons” and “—Director Independence” of the Proxy Statement are incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

All information presented under the caption “PROPOSAL 3—RATIFICATION OF SELECTION OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM” of the Proxy Statement is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) 1. Consolidated Financial Statements. The following reports of independent registered public accounting firm and consolidated financial statements of Regions and its subsidiaries are included in Item 8. of this Form 10-K:

2. Consolidated Financial Statement Schedules. The following consolidated financial statement schedules are included in Item 8. of this Form 10-K:

None. The Schedules to consolidated financial statements are not required under the related instructions or are inapplicable.

(b) Exhibits. The exhibits indicated below are either included or incorporated by reference as indicated.

SEC Assigned Exhibit Number	Description of Exhibits
3.1	Amended and Restated Certificate of Incorporation incorporated by reference to Exhibit 3.1 to Form 8-K Current Report filed by registrant on May 14, 2010.

3.2	Certificate of Designations incorporated by reference to Exhibit 3.1 to Form 8-K Current Report filed by registrant on November 18, 2008.

3.4	Bylaws as restated, incorporated by reference to Exhibit 3.2 to Form 8-K Current Report filed by registrant on May 14, 2010.

4.1	Instruments defining the rights of security holders, including indentures. The registrant hereby agrees to furnish to the Commission upon request copies of instruments defining the rights of holders of long-term debt of the registrant and its consolidated subsidiaries; no issuance of debt exceeds 10 percent of the assets of the registrant and its subsidiaries on a consolidated basis.

4.2	Warrant to purchase up to 48,253,677 shares of Common Stock, issued on November 14, 2008 to the United States Department of Treasury, incorporated by reference to Exhibit 4.1 to Form 8-K Current Report filed by registrant on November 18, 2008.

4.3	Form of stock certificate for the class of Fixed Rate Cumulative Perpetual Preferred Stock Series A, incorporated by reference to Exhibit 4.2 to Form 8-K Current Report filed by registrant on November 18, 2008.

10.1*	Regions Financial Corporation 2010 Long Term Incentive Plan, incorporated by reference to Appendix B to Regions Financial Corporation’s Proxy Statement dated April 1, 2010, for the Regions Annual Meeting of Shareholders held May 13, 2010.

10.2*	Amendment, effective August 31, 2010, to Regions Financial Corporation 2010 Long Term Incentive Plan, incorporated by reference to Exhibit 10.1 to Form 10-Q Quarterly Report filed by registrant on November 3, 2010.

SEC Assigned Exhibit Number	Description of Exhibits
10.3*	Form of director restricted stock grant agreement and award notice under Regions Financial Corporation 2010 Long Term Incentive Plan, incorporated by reference to Exhibit 10.2 to Form 10-Q Quarterly Report filed by registrant on August 4, 2010.

10.4*	Form of employee restricted stock grant agreement and award notice under Regions Financial Corporation 2010 Long Term Incentive Plan, incorporated by reference to Exhibit 10.3 to Form 10-Q Quarterly Report filed by registrant on August 4, 2010.

10.5*	Form of stock option grant agreement under Regions Financial Corporation 2010 Long Term Incentive Plan

10.6*	AmSouth Bancorporation 2006 Long Term Incentive Compensation Plan, incorporated by reference to Appendix C to AmSouth Bancorporation’s Proxy Statement dated March 10, 2006, for the AmSouth Annual Meeting of Shareholders held April 20, 2006, File No. 1-7476.

10.7*	Form of stock option grant agreement under AmSouth Bancorporation 2006 Long Term Incentive Compensation Plan, incorporated by reference to Exhibit 99.3 to Form 8-K Current Report filed by registrant on April 30, 2007.

10.8*	Form of restricted stock grant agreement under AmSouth Bancorporation 2006 Long Term Incentive Compensation Plan, incorporated by reference to Exhibit 99.4 to Form 8-K Current Report filed by registrant on April 30, 2007.

10.9*	Form of performance unit agreement under AmSouth Bancorporation 2006 Long Term Incentive Compensation Plan and Regions Financial Corporation 2006 Long Term Incentive Plan, incorporated by reference to Exhibit 99.5 to Form 8-K Current Report filed by registrant on April 30, 2007.

10.10*	Form of performance-based stock option grant agreement and award notice under AmSouth Bancorporation 2006 Long Term Incentive Compensation Plan, incorporated by reference to Exhibit 10.4 to Form 10-Q Quarterly Report filed by registrant on May 11, 2009.

10.11*	Regions Financial Corporation 2006 Long Term Incentive Plan, incorporated by reference to Exhibit 99.1 to Form 8-K Current Report filed by registrant on May 23, 2006.

10.12*	Amendment to Regions Financial Corporation 2006 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.5 to Form 10-Q Quarterly Report filed by registrant on May 7, 2008.

10.13*	Form of stock option grant agreement under Regions Financial Corporation 2006 Long Term Incentive Plan, incorporated by reference to Exhibit 99.1 to Form 8-K Current Report filed by registrant on April 30, 2007.

10.14*	Form of restricted stock grant agreement under Regions Financial Corporation 2006 Long Term Incentive Plan, incorporated by reference to Exhibit 99.2 to Form 8-K Current Report filed by registrant on April 30, 2007.

10.15*	Form of performance-based stock option grant agreement and award notice under Regions Financial Corporation 2006 Long Term Incentive Plan, incorporated by reference to Exhibit 10.3 to Form 10-Q Quarterly Report filed by registrant on May 11, 2009.

10.16*	Form of performance-based restricted stock agreement and award notice under AmSouth Bancorporation 2006 Long Term Incentive Compensation Plan and Regions Financial Corporation 2006 Long Term Incentive Plan, incorporated by reference to Exhibit 10.5 to Form 10-Q Quarterly Report filed by registrant on May 11, 2009.

SEC Assigned Exhibit Number	Description of Exhibits
10.17*	Form of performance-based restricted stock agreement and award notice applicable to the non-employee members of the Board of Directors under the Regions Financial Corporation 2006 Long Term Incentive Plan, incorporated by reference to Exhibit 10.1 to Form 8-K Current Report filed by registrant on April 22, 2009.

10.18*	Form of director stock option grant agreement under Regions Financial Corporation 2006 Long Term Incentive Plan, incorporated by reference to Exhibit 10.46 to Form 10-K Annual Report filed by registrant on February 26, 2008.

10.19*	Form of 2009 LTI cash award agreement under the Regions Financial Corporation 2006 Long Term Incentive Plan.

10.20*	Form of TARP restricted stock award agreement under the Regions Financial Corporation 2006 Long Term Incentive Plan with John C. Carson.

10.21*	AmSouth Bancorporation 1996 Long Term Incentive Compensation Plan, as amended, incorporated by reference to Exhibit 10.2 to Form 10-Q Quarterly Report filed by AmSouth Bancorporation on November 9, 2004, File No. 1-7476.

10.22*	Amendment Number 1 to the AmSouth Bancorporation 1996 Long Term Incentive Compensation Plan, incorporated by reference to Exhibit 10.1 to Form 10-Q Quarterly Report filed by AmSouth Bancorporation on May 9, 2006, File No. 1-7476.

10.23*	Form of restricted stock grant agreement under AmSouth Bancorporation 1996 Long Term Incentive Compensation Plan, incorporated by reference to Exhibit 10.1 to Form 8-K Current Report filed by AmSouth Bancorporation on April 5, 2006, File No. 1-7476.

10.24*	Form of stock option grant agreement under AmSouth Bancorporation 1996 Long Term Incentive Compensation Plan, incorporated by reference as Exhibit 10.2 to Form 8-K Current Report filed by AmSouth Bancorporation on February 11, 2005, File No. 1-7476.

10.25*	AmSouth Bancorporation Amended and Restated 1991 Employee Stock Incentive Plan, incorporated by reference to attachment A to Proxy Statement of First American Corporation dated and filed March 20, 1997, File No. 0-6198.

10.26*	AmSouth Bancorporation Amended and Restated Stock Option Plan for Outside Directors, incorporated by reference to Appendix E to AmSouth Bancorporation’s Proxy Statement dated March 10, 2004, for the Annual Meeting of Shareholders held April 15, 2004, File No. 1-7476.

10.27*	Form of stock option grant agreement under AmSouth Bancorporation Amended and Restated Stock Option Plan for Outside Directors, incorporated by reference to Exhibit 10.1 to Form 8-K Current Report filed by AmSouth Bancorporation on April 26, 2005, File No. 1-7476.

10.28*	Regions Financial Corporation Directors’ Deferred Stock Investment Plan, incorporated by reference to Exhibit 10.6 to Form 10-K Annual Report filed by former Regions Financial Corporation on March 24, 2003, File No. 01-31307.

10.29*	Amendment to Regions Financial Corporation Directors’ Deferred Stock Investment Plan, incorporated by reference to Exhibit 10.13 to Form 10-K Annual Report filed by registrant on March 9, 2006.

10.30*	Amendment to Regions Financial Corporation Directors’ Deferred Stock Investment Plan, incorporated by reference to Exhibit 10.9 to Form 10-Q Quarterly Report filed by registrant on August 3, 2007.

SEC Assigned Exhibit Number	Description of Exhibits
10.31*	Amended and Restated Regions Financial Corporation Directors’ Deferred Stock Investment Plan, incorporated by reference to Exhibit 10.27 to Form 10-K Annual Report filed by registrant on February 25, 2009.

10.32*	Amended and Restated Deferred Compensation Plan for Directors of AmSouth Bancorporation, incorporated by reference to Exhibit 10-q to Form 10-K Annual Report filed by AmSouth Bancorporation on March 30, 1998, File No. 1-7476.

10.33*	Amendment No. 1 to Amended and Restated Deferred Compensation Plan for Directors of AmSouth Bancorporation adopted effective November 4, 2006, incorporated by reference to Exhibit 10.50 to Form 10-K Annual Report filed by registrant on March 1, 2007.

10.34*	Amended and Restated Regions Financial Corporation Deferred Compensation Plan for Former Directors of AmSouth Bancorporation (formerly named Deferred Compensation Plan for Directors of AmSouth Bancorporation), incorporated by reference to Exhibit 10.30 to Form 10-K Annual Report filed by registrant on February 25, 2009.

10.35*	First American Corporation Directors’ Deferred Compensation Plan, incorporated by reference to Exhibit 10-a to Form 10-Q Quarterly Report filed by AmSouth Bancorporation on April 30, 2002, File No. 1-7476.

10.36*	Amendment Number 2 to First American Corporation Directors’ Deferred Compensation Plan, incorporated by reference to Exhibit 10.3 to Form 10-Q Quarterly Report filed by registrant on November 9, 2007.

10.37*	Form of deferred compensation agreement implementing deferred compensation arrangements with certain directors who were formerly directors of Union Planters Corporation, incorporated by reference to Exhibit 10.19 to Form 10-K Annual Report filed by registrant on March 14, 2005.

10.38*	AmSouth Bancorporation Deferred Compensation Plan, incorporated by reference to Exhibit 10.13 to Form 10-K Annual Report filed by AmSouth Bancorporation on March 15, 2005, File No. 1-7476.

10.39*	Amendment Number 1 to AmSouth Bancorporation Deferred Compensation Plan effective November 4, 2006, incorporated by reference to Exhibit 10.59 to Form 10-K Annual Report filed by registrant on March 1, 2007.

10.40*	Amendment Number 2 to AmSouth Bancorporation Deferred Compensation Plan, incorporated by reference to Exhibit 10.36 to Form 10-K Annual Report filed by registrant on February 25, 2009.

10.41*	Regions Financial Corporation Executive Bonus Plan, incorporated by reference to Exhibit 99 to Form 8-K Current Report filed by registrant on May 25, 2005.

10.42*	Amended and Restated AmSouth Bancorporation Management Incentive Plan, incorporated by reference to Exhibit 10.47 to Form 10-K Annual Report filed by registrant on February 26, 2008.

10.43*	Letter Agreement re: Termination of Employment Agreement, dated as of October 1, 2007, by and between Regions Financial Corporation and C. Dowd Ritter, incorporated by reference to Exhibit 10.1 to Form 8-K Current Report filed by registrant on October 3, 2007.

10.44*	Letter Agreement re: Supplemental Retirement Agreement dated as of October 1, 2007, by and between Regions Financial Corporation and C. Dowd Ritter, incorporated by reference to Exhibit 10.2 to Form 8-K Current Report filed by registrant on October 3, 2007.

SEC Assigned Exhibit Number	Description of Exhibits
10.45*	Life Insurance Agreements incorporated by reference to Exhibit 10.16 of Form 10-K Annual Report filed by AmSouth Bancorporation on March 10, 2006, File No. 1-7476.

10.46*	Consulting Agreement, dated February 22, 2010 between Regions Financial Corporation and C. Dowd Ritter, incorporated herein by reference to Exhibit 10.1 to Form 8-K Current report filed by registrant on February 22, 2010.

10.47*	Form of Change-in-Control Agreement for executive officers O. B. Grayson Hall, Jr., David B. Edmonds and John B. Owen, incorporated by reference to Exhibit 10.3 of Form 8-K Current Report filed by registrant on October 3, 2007.

10.48*	Form of Change-in-Control Agreement with executive officers Brett D. Couch, Barbara Godin, C. Keith Herron, David R. Keenan, Scott M. Peters, Cynthia M. Rogers, Ronald G. Smith and David J. Turner, Jr.

10.49*	Form of Change-in-Control Agreement with executive officers John C. Asbury, Ellen S. Jones and William D. Ritter.

10.50*	Form of Change-in-Control Agreement with executive officer John C. Carson.

10.51*	Letter to Irene Esteves, incorporated by reference to Exhibit 10.84 to Form 10-K Annual Report filed by registrant on February 26, 2008.

10.52*	Form of letter agreement and Waiver executed in favor of U.S. Treasury and signed by each of O. B. Grayson Hall, Jr., David C. Edmonds, John B. Owen, and David J. Turner, Jr., incorporated by reference to Exhibit 10.47 to Form 10-K Annual Report filed by registrant on February 25, 2009.

10.53*	Form of Retention RSU Award Notice, incorporated by reference to Exhibit 99.1 to Form 8-K Current Report filed by registrant on October 3, 2007.

10.54*	Form of Retention RSU Award Agreement, incorporated by reference to Exhibit 99.2 to Form 8-K Current Report filed by registrant on October 3, 2007.

10.55*	Regions Financial Corporation Supplemental 401(k) Plan Amended and Restated as of April 1, 2008, incorporated by reference to Exhibit 10.1 to Form 10-Q Quarterly Report filed by registrant on August 6, 2008.

10.56*	Amended and Restated Regions Financial Corporation Supplemental 401(k) Plan (formerly named AmSouth Bancorporation Supplemental Thrift Plan), incorporated by reference to Exhibit 10.58 to Form 10-K Annual Report filed by registrant on February 25, 2009.

10.57*	Amendment Number One to the Regions Financial Corporation Supplemental 401(K) Plan, incorporated by reference to Exhibit 10.4 to Form 8-K Current Report filed by registrant on February 25, 2009.

10.58*	Amendment Number Two to the Regions Financial Corporation Supplemental 401(K) Plan, incorporated by reference to Exhibit 10.2 to Form 8-K Current Report filed by registrant on December 18, 2009.

10.59*	Amendment Number Three to the Regions Financial Corporation Supplemental 401(K) Plan.

10.60*	Amendment Number Four to the Regions Financial Corporation Supplemental 401(K) Plan.

10.61*	Amended and Restated Regions Financial Corporation Post 2006 Supplemental Executive Retirement Plan (formerly named AmSouth Bancorporation Supplemental Retirement Plan), incorporated by reference to Exhibit 10.62 to Form 10-K Annual Report filed by registrant on February 25, 2009.

SEC Assigned Exhibit Number	Description of Exhibits
10.62*	Amendment Number One to the Regions Financial Corporation Post 2006 Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10.2 to Form 8-K Current Report filed by registrant on February 27, 2009.

10.63*	Amendment Number Two to the Regions Financial Corporation Post 2006 Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10.5 to Form 8-K Current Report filed by registrant on December 18, 2009.

10.64*	Regions Financial Corporation Post 2006 Supplemental Executive Retirement Plan Amended and Restated as of January 1, 2010.

10.65*	Amendment Number One to the Regions Financial Corporation Post 2006 Supplemental Executive Retirement Plan Amended and Restated Effective as of January 1, 2010.

10.66*	Form of Indemnification Agreement for Directors of AmSouth Bancorporation, incorporated by reference to Exhibit 10.2 to Form 8-K Current Report filed by AmSouth Bancorporation on April 20, 2006, File No. 1-7476.

10.67*	Form of Aircraft Time Sharing Agreement, incorporated by reference to Exhibit 10.1 to Form 10-Q Quarterly Report filed by registrant on November 4, 2009.

10.68*	Form of 2009-2010 Annual Salary Stock Unit Award Agreement, incorporated by reference to Exhibit 10.1 to Form 8-K Current Report filed by registrant on December 11, 2009.

10.69*	Regions Financial Corporation Management Incentive Plan, incorporated by reference to Exhibit 10.2 to Form 8-K Current Report filed by registrant on December 11, 2009.

10.70*	Form of Morgan Keegan & Company, Inc. Restricted Cash Agreement for executive officer John C. Carson.

10.71*	Morgan Keegan & Company Amended and Restated Deferred Compensation Plan dated January 1, 2011.

10.72	Letter Agreement, dated November 14, 2008 including the Securities Purchase Agreement—Standard Terms incorporated by reference therein, between registrant and the U.S. Treasury, incorporated by reference to Exhibit 10.1 to Form 8-K Current Report filed by registrant November 18, 2008.

12	Computation of Ratio of Earnings to Fixed Charges.

21	List of subsidiaries of registrant.

23	Consent of independent registered public accounting firm.

24	Powers of Attorney.

31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Certifications of Principal Executive Officer pursuant to 31 C.F.R. § 30.15.

99.2	Certifications of Principal Financial Officer pursuant to 31 C.F.R. § 30.15.

101	Interactive Data File**

*	Compensatory plan or agreement.
**	To be filed by amendment

Copies of exhibits not included herein may be obtained free of charge, electronically through Regions’ website at www.regions.com or through the SEC’s website at www.sec.gov or upon request to:

Investor Relations

Regions Financial Corporation

1900 Fifth Avenue North

Birmingham, Alabama 35203

(205) 326-5807

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGIONS FINANCIAL CORPORATION

By:	/S/ O. B. GRAYSON HALL, JR.
O. B. Grayson Hall, Jr.
President and Chief Executive Officer

Date: February 24, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ O. B. GRAYSON HALL, JR. O. B. Grayson Hall, Jr.	President, Chief Executive Officer, and Director (principal executive officer)	February 24, 2011

/S/ DAVID J. TURNER, JR. David J. Turner, Jr.	Senior Executive Vice President and Chief Financial Officer (principal financial officer)	February 24, 2011

/S/ HARDIE B. KIMBROUGH, JR. Hardie B. Kimbrough, Jr.	Executive Vice President and Controller (principal accounting officer)	February 24, 2011

* Samuel W. Bartholomew, Jr.	Director	February 24, 2011

* George W. Bryan	Director	February 24, 2011

* Carolyn H. Byrd	Director	February 24, 2011

* David J. Cooper, Sr.	Director	February 24, 2011

* Earnest W. Deavenport, Jr.	Chairman of the Board, Director	February 24, 2011

* Don DeFosset	Director	February 24, 2011

* Eric C. Fast	Director	February 24, 2011

Signature	Title	Date

* James R. Malone	Director	February 24, 2011

* Susan W. Matlock	Director	February 24, 2011

* John E. Maupin, Jr.	Director	February 24, 2011

* Charles D. McCrary	Director	February 24, 2011

* John R. Roberts	Director	February 24, 2011

* Lee J. Styslinger III	Director	February 24, 2011

*	John D. Buchanan, by signing his name hereto, does sign this document on behalf of each of the persons indicated above pursuant to powers of attorney executed by such persons and filed with the Securities and Exchange Commission.

By:	/s/ JOHN D. BUCHANAN
John D. Buchanan
Attorney in Fact