Form 10-K/A
period 2010-12-31
REGIONS FINANCIAL CORP
filed 2011-03-18
CIK 1281761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

Amendment No. 1

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

Explanatory Note

The sole purpose of this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as filed with the Securities Exchange Commission on February 24, 2011, is to furnish Exhibit 101 to the Form 10-K as required by Rule 405 of Regulation S-T. Exhibit 101 to this report contains information from Regions Financial Corporation’s Annual Report on Form 10-K formatted in eXtensible Business Reporting Language (XBRL).

Investors should continue to rely on the originally filed version of the Form 10-K in making investment decisions. No other changes have been made to the Form 10-K other than those described above. This Form 10-K/A Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Form 10-K or modify or update any disclosures made in the Form 10-K.

Users of this data are advised that pursuant to Rule 406T of Regulation S-T, these interactive data files included in Exhibit 101 are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(b) Exhibits. The exhibits indicated below are either included or incorporated by reference as indicated.

SEC Assigned Exhibit Number	Description of Exhibits
3.1*	Amended and Restated Certificate of Incorporation incorporated by reference to Exhibit 3.1 to Form 8-K Current Report filed by registrant on May 14, 2010.

3.2*	Certificate of Designations incorporated by reference to Exhibit 3.1 to Form 8-K Current Report filed by registrant on November 18, 2008.

3.4*	Bylaws as restated, incorporated by reference to Exhibit 3.2 to Form 8-K Current Report filed by registrant on May 14, 2010.

4.1*	Instruments defining the rights of security holders, including indentures. The registrant hereby agrees to furnish to the Commission upon request copies of instruments defining the rights of holders of long-term debt of the registrant and its consolidated subsidiaries; no issuance of debt exceeds 10 percent of the assets of the registrant and its subsidiaries on a consolidated basis.

4.2*	Warrant to purchase up to 48,253,677 shares of Common Stock, issued on November 14, 2008 to the United States Department of Treasury, incorporated by reference to Exhibit 4.1 to Form 8-K Current Report filed by registrant on November 18, 2008.

4.3*	Form of stock certificate for the class of Fixed Rate Cumulative Perpetual Preferred Stock Series A, incorporated by reference to Exhibit 4.2 to Form 8-K Current Report filed by registrant on November 18, 2008.

10.1*	Regions Financial Corporation 2010 Long Term Incentive Plan, incorporated by reference to Appendix B to Regions Financial Corporation’s Proxy Statement dated April 1, 2010, for the Regions Annual Meeting of Shareholders held May 13, 2010.

10.2*	Amendment, effective August 31, 2010, to Regions Financial Corporation 2010 Long Term Incentive Plan, incorporated by reference to Exhibit 10.1 to Form 10-Q Quarterly Report filed by registrant on November 3, 2010.

SEC Assigned Exhibit Number	Description of Exhibits
10.3*	Form of director restricted stock grant agreement and award notice under Regions Financial Corporation 2010 Long Term Incentive Plan, incorporated by reference to Exhibit 10.2 to Form 10-Q Quarterly Report filed by registrant on August 4, 2010.

10.4*	Form of employee restricted stock grant agreement and award notice under Regions Financial Corporation 2010 Long Term Incentive Plan, incorporated by reference to Exhibit 10.3 to Form 10-Q Quarterly Report filed by registrant on August 4, 2010.

10.5*	Form of stock option grant agreement under Regions Financial Corporation 2010 Long Term Incentive Plan

10.6*	AmSouth Bancorporation 2006 Long Term Incentive Compensation Plan, incorporated by reference to Appendix C to AmSouth Bancorporation’s Proxy Statement dated March 10, 2006, for the AmSouth Annual Meeting of Shareholders held April 20, 2006, File No. 1-7476.

10.7*	Form of stock option grant agreement under AmSouth Bancorporation 2006 Long Term Incentive Compensation Plan, incorporated by reference to Exhibit 99.3 to Form 8-K Current Report filed by registrant on April 30, 2007.

10.8*	Form of restricted stock grant agreement under AmSouth Bancorporation 2006 Long Term Incentive Compensation Plan, incorporated by reference to Exhibit 99.4 to Form 8-K Current Report filed by registrant on April 30, 2007.

10.9*	Form of performance unit agreement under AmSouth Bancorporation 2006 Long Term Incentive Compensation Plan and Regions Financial Corporation 2006 Long Term Incentive Plan, incorporated by reference to Exhibit 99.5 to Form 8-K Current Report filed by registrant on April 30, 2007.

10.10*	Form of performance-based stock option grant agreement and award notice under AmSouth Bancorporation 2006 Long Term Incentive Compensation Plan, incorporated by reference to Exhibit 10.4 to Form 10-Q Quarterly Report filed by registrant on May 11, 2009.

10.11*	Regions Financial Corporation 2006 Long Term Incentive Plan, incorporated by reference to Exhibit 99.1 to Form 8-K Current Report filed by registrant on May 23, 2006.

10.12*	Amendment to Regions Financial Corporation 2006 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.5 to Form 10-Q Quarterly Report filed by registrant on May 7, 2008.

10.13*	Form of stock option grant agreement under Regions Financial Corporation 2006 Long Term Incentive Plan, incorporated by reference to Exhibit 99.1 to Form 8-K Current Report filed by registrant on April 30, 2007.

10.14*	Form of restricted stock grant agreement under Regions Financial Corporation 2006 Long Term Incentive Plan, incorporated by reference to Exhibit 99.2 to Form 8-K Current Report filed by registrant on April 30, 2007.

10.15*	Form of performance-based stock option grant agreement and award notice under Regions Financial Corporation 2006 Long Term Incentive Plan, incorporated by reference to Exhibit 10.3 to Form 10-Q Quarterly Report filed by registrant on May 11, 2009.

10.16*	Form of performance-based restricted stock agreement and award notice under AmSouth Bancorporation 2006 Long Term Incentive Compensation Plan and Regions Financial Corporation 2006 Long Term Incentive Plan, incorporated by reference to Exhibit 10.5 to Form 10-Q Quarterly Report filed by registrant on May 11, 2009.

SEC Assigned Exhibit Number	Description of Exhibits
10.17*	Form of performance-based restricted stock agreement and award notice applicable to the non-employee members of the Board of Directors under the Regions Financial Corporation 2006 Long Term Incentive Plan, incorporated by reference to Exhibit 10.1 to Form 8-K Current Report filed by registrant on April 22, 2009.

10.18*	Form of director stock option grant agreement under Regions Financial Corporation 2006 Long Term Incentive Plan, incorporated by reference to Exhibit 10.46 to Form 10-K Annual Report filed by registrant on February 26, 2008.

10.19*	Form of 2009 LTI cash award agreement under the Regions Financial Corporation 2006 Long Term Incentive Plan.

10.20*	Form of TARP restricted stock award agreement under the Regions Financial Corporation 2006 Long Term Incentive Plan with John C. Carson.

10.21*	AmSouth Bancorporation 1996 Long Term Incentive Compensation Plan, as amended, incorporated by reference to Exhibit 10.2 to Form 10-Q Quarterly Report filed by AmSouth Bancorporation on November 9, 2004, File No. 1-7476.

10.22*	Amendment Number 1 to the AmSouth Bancorporation 1996 Long Term Incentive Compensation Plan, incorporated by reference to Exhibit 10.1 to Form 10-Q Quarterly Report filed by AmSouth Bancorporation on May 9, 2006, File No. 1-7476.

10.23*	Form of restricted stock grant agreement under AmSouth Bancorporation 1996 Long Term Incentive Compensation Plan, incorporated by reference to Exhibit 10.1 to Form 8-K Current Report filed by AmSouth Bancorporation on April 5, 2006, File No. 1-7476.

10.24*	Form of stock option grant agreement under AmSouth Bancorporation 1996 Long Term Incentive Compensation Plan, incorporated by reference as Exhibit 10.2 to Form 8-K Current Report filed by AmSouth Bancorporation on February 11, 2005, File No. 1-7476.

10.25*	AmSouth Bancorporation Amended and Restated 1991 Employee Stock Incentive Plan, incorporated by reference to attachment A to Proxy Statement of First American Corporation dated and filed March 20, 1997, File No. 0-6198.

10.26*	AmSouth Bancorporation Amended and Restated Stock Option Plan for Outside Directors, incorporated by reference to Appendix E to AmSouth Bancorporation’s Proxy Statement dated March 10, 2004, for the Annual Meeting of Shareholders held April 15, 2004, File No. 1-7476.

10.27*	Form of stock option grant agreement under AmSouth Bancorporation Amended and Restated Stock Option Plan for Outside Directors, incorporated by reference to Exhibit 10.1 to Form 8-K Current Report filed by AmSouth Bancorporation on April 26, 2005, File No. 1-7476.

10.28*	Regions Financial Corporation Directors’ Deferred Stock Investment Plan, incorporated by reference to Exhibit 10.6 to Form 10-K Annual Report filed by former Regions Financial Corporation on March 24, 2003, File No. 01-31307.

10.29*	Amendment to Regions Financial Corporation Directors’ Deferred Stock Investment Plan, incorporated by reference to Exhibit 10.13 to Form 10-K Annual Report filed by registrant on March 9, 2006.

10.30*	Amendment to Regions Financial Corporation Directors’ Deferred Stock Investment Plan, incorporated by reference to Exhibit 10.9 to Form 10-Q Quarterly Report filed by registrant on August 3, 2007.

SEC Assigned Exhibit Number	Description of Exhibits
10.31*	Amended and Restated Regions Financial Corporation Directors’ Deferred Stock Investment Plan, incorporated by reference to Exhibit 10.27 to Form 10-K Annual Report filed by registrant on February 25, 2009.

10.32*	Amended and Restated Deferred Compensation Plan for Directors of AmSouth Bancorporation, incorporated by reference to Exhibit 10-q to Form 10-K Annual Report filed by AmSouth Bancorporation on March 30, 1998, File No. 1-7476.

10.33*	Amendment No. 1 to Amended and Restated Deferred Compensation Plan for Directors of AmSouth Bancorporation adopted effective November 4, 2006, incorporated by reference to Exhibit 10.50 to Form 10-K Annual Report filed by registrant on March 1, 2007.

10.34*	Amended and Restated Regions Financial Corporation Deferred Compensation Plan for Former Directors of AmSouth Bancorporation (formerly named Deferred Compensation Plan for Directors of AmSouth Bancorporation), incorporated by reference to Exhibit 10.30 to Form 10-K Annual Report filed by registrant on February 25, 2009.

10.35*	First American Corporation Directors’ Deferred Compensation Plan, incorporated by reference to Exhibit 10-a to Form 10-Q Quarterly Report filed by AmSouth Bancorporation on April 30, 2002, File No. 1-7476.

10.36*	Amendment Number 2 to First American Corporation Directors’ Deferred Compensation Plan, incorporated by reference to Exhibit 10.3 to Form 10-Q Quarterly Report filed by registrant on November 9, 2007.

10.37*	Form of deferred compensation agreement implementing deferred compensation arrangements with certain directors who were formerly directors of Union Planters Corporation, incorporated by reference to Exhibit 10.19 to Form 10-K Annual Report filed by registrant on March 14, 2005.

10.38*	AmSouth Bancorporation Deferred Compensation Plan, incorporated by reference to Exhibit 10.13 to Form 10-K Annual Report filed by AmSouth Bancorporation on March 15, 2005, File No. 1-7476.

10.39*	Amendment Number 1 to AmSouth Bancorporation Deferred Compensation Plan effective November 4, 2006, incorporated by reference to Exhibit 10.59 to Form 10-K Annual Report filed by registrant on March 1, 2007.

10.40*	Amendment Number 2 to AmSouth Bancorporation Deferred Compensation Plan, incorporated by reference to Exhibit 10.36 to Form 10-K Annual Report filed by registrant on February 25, 2009.

10.41*	Regions Financial Corporation Executive Bonus Plan, incorporated by reference to Exhibit 99 to Form 8-K Current Report filed by registrant on May 25, 2005.

10.42*	Amended and Restated AmSouth Bancorporation Management Incentive Plan, incorporated by reference to Exhibit 10.47 to Form 10-K Annual Report filed by registrant on February 26, 2008.

10.43*	Letter Agreement re: Termination of Employment Agreement, dated as of October 1, 2007, by and between Regions Financial Corporation and C. Dowd Ritter, incorporated by reference to Exhibit 10.1 to Form 8-K Current Report filed by registrant on October 3, 2007.

10.44*	Letter Agreement re: Supplemental Retirement Agreement dated as of October 1, 2007, by and between Regions Financial Corporation and C. Dowd Ritter, incorporated by reference to Exhibit 10.2 to Form 8-K Current Report filed by registrant on October 3, 2007.

SEC Assigned Exhibit Number	Description of Exhibits
10.45*	Life Insurance Agreements incorporated by reference to Exhibit 10.16 of Form 10-K Annual Report filed by AmSouth Bancorporation on March 10, 2006, File No. 1-7476.

10.46*	Consulting Agreement, dated February 22, 2010 between Regions Financial Corporation and C. Dowd Ritter, incorporated herein by reference to Exhibit 10.1 to Form 8-K Current report filed by registrant on February 22, 2010.

10.47*	Form of Change-in-Control Agreement for executive officers O. B. Grayson Hall, Jr., David B. Edmonds and John B. Owen, incorporated by reference to Exhibit 10.3 of Form 8-K Current Report filed by registrant on October 3, 2007.

10.48*	Form of Change-in-Control Agreement with executive officers Brett D. Couch, Barbara Godin, C. Keith Herron, David R. Keenan, Scott M. Peters, Cynthia M. Rogers, Ronald G. Smith and David J. Turner, Jr.

10.49*	Form of Change-in-Control Agreement with executive officers John C. Asbury, Ellen S. Jones and William D. Ritter.

10.50*	Form of Change-in-Control Agreement with executive officer John C. Carson.

10.51*	Letter to Irene Esteves, incorporated by reference to Exhibit 10.84 to Form 10-K Annual Report filed by registrant on February 26, 2008.

10.52*	Form of letter agreement and Waiver executed in favor of U.S. Treasury and signed by each of O. B. Grayson Hall, Jr., David C. Edmonds, John B. Owen, and David J. Turner, Jr., incorporated by reference to Exhibit 10.47 to Form 10-K Annual Report filed by registrant on February 25, 2009.

10.53*	Form of Retention RSU Award Notice, incorporated by reference to Exhibit 99.1 to Form 8-K Current Report filed by registrant on October 3, 2007.

10.54*	Form of Retention RSU Award Agreement, incorporated by reference to Exhibit 99.2 to Form 8-K Current Report filed by registrant on October 3, 2007.

10.55*	Regions Financial Corporation Supplemental 401(k) Plan Amended and Restated as of April 1, 2008, incorporated by reference to Exhibit 10.1 to Form 10-Q Quarterly Report filed by registrant on August 6, 2008.

10.56*	Amended and Restated Regions Financial Corporation Supplemental 401(k) Plan (formerly named AmSouth Bancorporation Supplemental Thrift Plan), incorporated by reference to Exhibit 10.58 to Form 10-K Annual Report filed by registrant on February 25, 2009.

10.57*	Amendment Number One to the Regions Financial Corporation Supplemental 401(K) Plan, incorporated by reference to Exhibit 10.4 to Form 8-K Current Report filed by registrant on February 25, 2009.

10.58*	Amendment Number Two to the Regions Financial Corporation Supplemental 401(K) Plan, incorporated by reference to Exhibit 10.2 to Form 8-K Current Report filed by registrant on December 18, 2009.

10.59*	Amendment Number Three to the Regions Financial Corporation Supplemental 401(K) Plan.

10.60*	Amendment Number Four to the Regions Financial Corporation Supplemental 401(K) Plan.

10.61*	Amended and Restated Regions Financial Corporation Post 2006 Supplemental Executive Retirement Plan (formerly named AmSouth Bancorporation Supplemental Retirement Plan), incorporated by reference to Exhibit 10.62 to Form 10-K Annual Report filed by registrant on February 25, 2009.

SEC Assigned Exhibit Number	Description of Exhibits
10.62*	Amendment Number One to the Regions Financial Corporation Post 2006 Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10.2 to Form 8-K Current Report filed by registrant on February 27, 2009.

10.63*	Amendment Number Two to the Regions Financial Corporation Post 2006 Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10.5 to Form 8-K Current Report filed by registrant on December 18, 2009.

10.64*	Regions Financial Corporation Post 2006 Supplemental Executive Retirement Plan Amended and Restated as of January 1, 2010.

10.65*	Amendment Number One to the Regions Financial Corporation Post 2006 Supplemental Executive Retirement Plan Amended and Restated Effective as of January 1, 2010.

10.66*	Form of Indemnification Agreement for Directors of AmSouth Bancorporation, incorporated by reference to Exhibit 10.2 to Form 8-K Current Report filed by AmSouth Bancorporation on April 20, 2006, File No. 1-7476.

10.67*	Form of Aircraft Time Sharing Agreement, incorporated by reference to Exhibit 10.1 to Form 10-Q Quarterly Report filed by registrant on November 4, 2009.

10.68*	Form of 2009-2010 Annual Salary Stock Unit Award Agreement, incorporated by reference to Exhibit 10.1 to Form 8-K Current Report filed by registrant on December 11, 2009.

10.69*	Regions Financial Corporation Management Incentive Plan, incorporated by reference to Exhibit 10.2 to Form 8-K Current Report filed by registrant on December 11, 2009.

10.70*	Form of Morgan Keegan & Company, Inc. Restricted Cash Agreement for executive officer John C. Carson.

10.71*	Morgan Keegan & Company Amended and Restated Deferred Compensation Plan dated January 1, 2011.

10.72*	Letter Agreement, dated November 14, 2008 including the Securities Purchase Agreement—Standard Terms incorporated by reference therein, between registrant and the U.S. Treasury, incorporated by reference to Exhibit 10.1 to Form 8-K Current Report filed by registrant November 18, 2008.

12*	Computation of Ratio of Earnings to Fixed Charges.

21*	List of subsidiaries of registrant.

23*	Consent of independent registered public accounting firm.

24*	Powers of Attorney.

31.1*	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Certifications of Principal Executive Officer pursuant to 31 C.F.R. § 30.15.

99.2*	Certifications of Principal Financial Officer pursuant to 31 C.F.R. § 30.15.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed with Regions’ Form 10-K on February 24, 2011.
**	Furnished with this Form 10-K/A Amendment No. 1.

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

Date: March 18, 2011