Form 10-Q
period 2011-03-31
REGIONS FINANCIAL CORP
filed 2011-05-05
CIK 1281761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

or

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

The number of shares outstanding of each of the issuer’s classes of common stock was 1,256,468,000 shares of common stock, par value $.01, outstanding as of April 29, 2011.

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

•

Possible changes in interest rates may increase funding costs and reduce earning asset yields, thus reducing margins. Increase in benchmark interest rates would also increase debt service requirements for customers whose terms include a variable interest rate, which may negatively impact the ability of borrowers to pay as contractually obligated.

•

Possible changes in general economic and business conditions in the United States in general and in the communities Regions serves in particular, including any prolonging or worsening of the current unfavorable economic conditions, including unemployment levels.

•	Possible changes in the creditworthiness of customers and the possible impairment of the collectability of loans.

•	Possible changes in trade, monetary and fiscal policies, laws and regulations, and other activities of governments, agencies, and similar organizations, may have an adverse effect on business.

•	The current stresses in the financial and real estate markets, including possible continued deterioration in property values.

•	Regions’ ability to manage fluctuations in the value of assets and liabilities and off-balance sheet exposure so as to maintain sufficient capital and liquidity to support Regions’ business.

•	Regions’ ability to expand into new markets and to maintain profit margins in the face of competitive pressures.

•	Regions’ ability to develop competitive new products and services in a timely manner and the acceptance of such products and services by Regions’ customers and potential customers.

•	Regions’ ability to keep pace with technological changes.

•	Regions’ ability to effectively manage credit risk, interest rate risk, market risk, operational risk, legal risk, liquidity risk, and regulatory and compliance risk.

•	Regions’ ability to ensure adequate capitalization which is impacted by inherent uncertainties in forecasting credit losses.

•	The cost and other effects of material contingencies, including litigation contingencies, and any adverse judicial, administrative, or arbitral rulings or proceedings.

•	The effects of increased competition from both banks and non-banks.

•	The effects of geopolitical instability and risks such as terrorist attacks.

•	Possible changes in consumer and business spending and saving habits could affect Regions’ ability to increase assets and to attract deposits.

•	The effects of weather and natural disasters such as floods, droughts, wind, tornadoes and hurricanes, and the effects of man-made disasters.

•	Possible downgrades in ratings issued by rating agencies.

•	Potential dilution of holders of shares of Regions’ common stock resulting from the U.S. Treasury’s investment in TARP.

•	Possible changes in the speed of loan prepayments by Regions’ customers and loan origination or sales volumes.

•	Possible acceleration of prepayments on mortgage-backed securities due to low interest rates, and the related acceleration of premium amortization on those securities.

•	The effects of problems encountered by larger or similar financial institutions that adversely affect Regions or the banking industry generally.

•	Regions’ ability to receive dividends from its subsidiaries.

•	The effects of the failure of any component of Regions’ business infrastructure which is provided by a third party.

•	Changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or other regulatory agencies.

•	The effects of any damage to Regions’ reputation resulting from developments related to any of the items identified above.

The words “believe,” “expect,” “anticipate,” “project,” and similar expressions often signify forward-looking statements. You should not place undue reliance on any forward-looking statements, which speak only as of the date made. We assume no obligation to update or revise any forward-looking statements that are made from time to time.

See also the “Forward-Looking Statements” and “Risk Factors” sections of Regions’ Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the Securities and Exchange Commission.

PART I

FINANCIAL INFORMATION

Item  1. Financial Statements (Unaudited)

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31 2011	December 31 2010	March 31 2010
	(In millions, except share data)
Assets
Cash and due from banks	$2,042	$1,643	$2,252
Interest-bearing deposits in other banks	4,937	4,880	4,295
Federal funds sold and securities purchased under agreements to resell	341	396	324
Trading account assets	1,284	1,116	1,238
Securities available for sale	24,702	23,289	24,219
Securities held to maturity	22	24	30
Loans held for sale (includes $1,171, $1,174 and $549 measured at fair value, at March 31, 2011, December 31, 2010 and March 31, 2010, respectively)	1,552	1,485	1,048
Loans, net of unearned income	81,371	82,864	88,174
Allowance for loan losses	(3,186)	(3,185)	(3,184)

Net loans	78,185	79,679	84,990
Other interest-earning assets	1,214	1,219	819
Premises and equipment, net	2,528	2,569	2,637
Interest receivable	441	421	503
Goodwill	5,561	5,561	5,559
Mortgage servicing rights	282	267	270
Other identifiable intangible assets	358	385	472
Other assets	8,307	9,417	8,574

Total assets	$131,756	$132,351	$137,230

Liabilities and Stockholders’ Equity
Deposits:
Non-interest-bearing	$27,480	$25,733	$23,391
Interest-bearing	68,889	68,881	74,941

Total deposits	96,369	94,614	98,332
Borrowed funds:
Short-term borrowings:
Federal funds purchased and securities sold under agreements to repurchase	2,218	2,716	1,687
Other short-term borrowings	964	1,221	997

Total short-term borrowings	3,182	3,937	2,684
Long-term borrowings	12,197	13,190	15,683

Total borrowed funds	15,379	17,127	18,367
Other liabilities	3,389	3,876	2,893

Total liabilities	115,137	115,617	119,592
Stockholders’ equity:
Preferred stock, authorized 10 million shares
Series A, cumulative perpetual participating, par value $1.00 (liquidation preference $1,000.00) per share, net of discount;
Issued—3,500,000 shares	3,389	3,380	3,351
Series B, mandatorily convertible, cumulative perpetual participating, par value $1,000.00 (liquidation preference $1,000.00) per share;
Issued—0; 0 and 267,665 shares, respectively	—	—	259
Common stock, par value $.01 per share:
Authorized 3 billion shares at March 31, 2011 and December 31, 2010, and 1.5 billion shares at March 31, 2010
Issued including treasury stock—1,299,107,517; 1,299,000,755 and 1,235,340,936 shares, respectively	13	13	12
Additional paid-in capital	19,047	19,050	18,781
Retained earnings (deficit)	(4,043)	(4,047)	(3,502)
Treasury stock, at cost—42,639,327; 42,764,258 and 43,166,437 shares, respectively	(1,400)	(1,402)	(1,407)
Accumulated other comprehensive income (loss), net	(387)	(260)	144

Total stockholders’ equity	16,619	16,734	17,638

Total liabilities and stockholders’ equity	$131,756	$132,351	$137,230

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31
	2011	2010
	(In millions, except per share data)
Interest income on:
Loans, including fees	$867	$945
Securities:
Taxable	207	242
Tax-exempt	—	1

Total securities	207	243
Loans held for sale	13	8
Trading account assets	7	12
Other interest-earning assets	6	7

Total interest income	1,100	1,215
Interest expense on:
Deposits	139	242
Short-term borrowings	3	3
Long-term borrowings	95	139

Total interest expense	237	384

Net interest income	863	831
Provision for loan losses	482	770

Net interest income after provision for loan losses	381	61
Non-interest income:
Service charges on deposit accounts	287	288
Brokerage, investment banking and capital markets	267	236
Mortgage income	45	67
Trust department income	50	48
Securities gains, net	82	59
Other	112	114

Total non-interest income	843	812
Non-interest expense:
Salaries and employee benefits	594	575
Net occupancy expense	109	120
Furniture and equipment expense	77	74
Other	387	461

Total non-interest expense	1,167	1,230

Income (loss) before income taxes	57	(357)
Income tax benefit	(12)	(161)

Net income (loss)	$69	$(196)

Net income (loss) available to common shareholders	$17	$(255)

Weighted-average number of shares outstanding:
Basic	1,257	1,194
Diluted	1,259	1,194
Earnings (loss) per common share:
Basic	$0.01	$(0.21)
Diluted	0.01	(0.21)
Cash dividends declared per common share	0.01	0.01

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Treasury Stock, At Cost	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount
	(In millions, except share and per share data)
BALANCE AT JANUARY 1, 2010	4	$3,602	1,193	$12	$18,781	$(3,235)	$(1,409)	$130	$17,881
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	(196)	—	—	(196)
Net change in unrealized gains and losses on securities available for sale, net of tax and reclassification adjustment*	—	—	—	—	—	—	—	29	29
Net change in unrealized gains and losses on derivative instruments, net of tax and reclassification adjustment*	—	—	—	—	—	—	—	(18)	(18)
Net change from defined benefit pension plans, net of tax*	—	—	—	—	—	—	—	3	3

Comprehensive income (loss)									(182)
Cash dividends declared—$0.01 per share	—	—	—	—	—	(12)	—	—	(12)
Preferred dividends	—	—	—	—	—	(51)	—	—	(51)
Preferred stock transactions:
Discount accretion	—	8	—	—	—	(8)	—	—	—
Common stock transactions:
Impact of stock transactions under compensation plans, net	—	—	(1)	—	—	—	2	—	2

BALANCE AT MARCH 31, 2010	4	$3,610	1,192	$12	$18,781	$(3,502)	$(1,407)	$144	$17,638

BALANCE AT JANUARY 1, 2011	4	$3,380	1,256	$13	$19,050	$(4,047)	$(1,402)	$(260)	$16,734
Comprehensive income (loss):
Net income	—	—	—	—	—	69	—	—	69
Net change in unrealized gains and losses on securities available for sale, net of tax and reclassification adjustment*	—	—	—	—	—	—	—	(101)	(101)
Net change in unrealized gains and losses on derivative instruments, net of tax and reclassification adjustment*	—	—	—	—	—	—	—	(30)	(30)
Net change from defined benefit pension plans, net of tax*	—	—	—	—	—	—	—	4	4

Comprehensive income (loss)									(58)
Cash dividends declared—$0.01 per share	—	—	—	—	—	(13)	—	—	(13)
Preferred dividends	—	—	—	—	—	(43)	—	—	(43)
Preferred stock transactions:
Discount accretion	—	9	—	—	—	(9)	—	—	—
Common stock transactions:
Impact of stock transactions under compensation plans, net	—	—	—	—	(3)	—	2	—	(1)

BALANCE AT MARCH 31, 2011	4	$3,389	1,256	$13	$19,047	$(4,043)	$(1,400)	$(387)	$16,619

See notes to consolidated financial statements.

*	See disclosure of reclassification adjustment amount and tax effect, as applicable, in Note 6 to the consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31
	2011	2010
	(In millions)
Operating activities:
Net income (loss)	$69	$(196)
Adjustments to reconcile net cash provided by operating activities:
Provision for loan losses	482	770
Depreciation and amortization of premises and equipment	68	73
Provision for losses on other real estate, net	30	32
Net amortization of securities	50	40
Net amortization of loans and other assets	47	51
Net securities gains	(82)	(59)
Loss on early extinguishment of debt	—	53
Other-than-temporary impairments, net	—	1
Deferred income tax benefit	(14)	(113)
Excess tax benefits from share-based payments	—	(1)
Originations and purchases of loans held for sale	(1,450)	(1,101)
Proceeds from sales of loans held for sale	1,591	1,656
Gain on sale of loans, net	(20)	(24)
Valuation charges on loans held for sale	2	11
(Increase) decrease in trading account assets	(168)	1,801
Decrease (increase) in other interest-earning assets	5	(85)
Increase in interest receivable	(20)	(35)
Decrease (increase) in other assets	1,272	(445)
Decrease in other liabilities	(483)	(726)
Other	(47)	24

Net cash from operating activities	1,332	1,727
Investing activities:
Proceeds from sales of securities available for sale	2,419	1,443
Proceeds from maturities of:
Securities available for sale	1,363	1,853
Securities held to maturity	2	1
Purchases of securities available for sale	(5,323)	(3,381)
Proceeds from sales of loans	602	299
Purchases of loans	(162)	—
Net decrease in loans	202	1,225
Net purchases of premises and equipment	(28)	(43)

Net cash from investing activities	(925)	1,397
Financing activities:
Net increase (decrease) in deposits	1,755	(348)
Net decrease in short-term borrowings	(755)	(984)
Proceeds from long-term borrowings	601	—
Payments on long-term borrowings	(1,551)	(2,870)
Cash dividends on common stock	(13)	(12)
Cash dividends on preferred stock	(43)	(51)
Excess tax benefits from share-based payments	—	1

Net cash from financing activities	(6)	(4,264)

Increase (decrease) in cash and cash equivalents	401	(1,140)
Cash and cash equivalents at beginning of year	6,919	8,011

Cash and cash equivalents at end of period	$7,320	$6,871

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Three Months Ended March 31, 2011 and 2010

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

The accounting and reporting policies of Regions and the methods of applying those policies that materially affect the consolidated financial statements conform with accounting principles generally accepted in the United States (“GAAP”) and with general financial services industry practices. The accompanying interim financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and notes to the consolidated financial statements necessary for a complete presentation of financial position, results of operations and cash flows in conformity with GAAP. In the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair presentation of the consolidated financial statements have been included. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto in Regions’ Form 10-K for the year ended December 31, 2010.

Regions has evaluated all subsequent events for potential recognition and disclosure through the filing date of this Form 10-Q.

Certain amounts in prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications are immaterial and have no effect on net income, total assets or stockholders’ equity.

NOTE 2—Securities

The amortized cost, gross unrealized gains and losses, and estimated fair value of securities available for sale and securities held to maturity are as follows:

	March 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Securities available for sale:
U.S. Treasury securities	$87	$2	$—	$89
Federal agency securities	16	—	—	16
Obligations of states and political subdivisions	24	7	—	31
Mortgage-backed securities:
Residential agency	23,170	162	(208)	23,124
Residential non-agency	18	2	—	20
Commercial agency	156	1	(3)	154
Commercial non-agency	205	—	(4)	201
Other debt securities	25	—	(2)	23
Equity securities	1,044	—	—	1,044

	$24,745	$174	$(217)	$24,702

Securities held to maturity:
U.S. Treasury securities	$5	$—	$—	$5
Federal agency securities	4	—	—	4
Mortgage-backed securities:
Residential agency	11	1	—	12
Other debt securities	2	—	—	2

	$22	$1	$—	$23

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Securities available for sale:
U.S. Treasury securities	$85	$6	$—	$91
Federal agency securities	16	—	—	16
Obligations of states and political subdivisions	23	7	—	30
Mortgage-backed securities:
Residential agency	21,735	265	(155)	21,845
Residential non-agency	20	2	—	22
Commercial agency	113	2	(3)	112
Commercial non-agency	103	—	(3)	100
Other debt securities	27	—	(2)	25
Equity securities	1,047	1	—	1,048

	$23,169	$283	$(163)	$23,289

Securities held to maturity:
U.S. Treasury securities	$5	$1	$—	$6
Federal agency securities	5	—	—	5
Mortgage-backed securities:
Residential agency	12	1	—	13
Other debt securities	2	—	—	2

	$24	$2	$—	$26

Equity securities in the tables above included the following amortized cost related to Federal Reserve bank stock and Federal Home Loan Bank (“FHLB”) stock. Shares in the Federal Reserve Bank and FHLB are accounted for at amortized cost, which approximates fair value.

	March 31 2011	December 31 2010
	(In millions)
Federal Reserve Bank	$471	$471
Federal Home Loan Bank	419	419

Securities with carrying values of $13.3 billion and $15.4 billion at March 31, 2011 and December 31, 2010, respectively, were pledged to secure public funds, trust deposits and certain borrowing arrangements.

The cost and estimated fair value of securities available for sale and securities held to maturity at March 31, 2011, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(In millions)
Securities available for sale:
Due in one year or less	$59	$59
Due after one year through five years	48	49
Due after five years through ten years	16	16
Due after ten years	29	35
Mortgage-backed securities:
Residential agency	23,170	23,124
Residential non-agency	18	20
Commercial agency	156	154
Commercial non-agency	205	201
Equity securities	1,044	1,044

	$24,745	$24,702

Securities held to maturity:
Due in one year or less	$2	$2
Due after one year through five years	6	6
Due after five years through ten years	3	3
Due after ten years	—	—
Mortgage-backed securities:
Residential agency	11	12

	$22	$23

The following tables present unrealized loss and estimated fair value of securities available for sale at March 31, 2011 and December 31, 2010. These securities are segregated between investments that have been in a continuous unrealized loss position for less than twelve months and twelve months or more.

	Less Than Twelve Months		Twelve Months or More		Total
March 31, 2011	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In millions)
Mortgage-backed securities:
Residential agency	$14,561	$(208)	$—	$—	$14,561	$(208)
Commercial agency	113	(3)	—	—	113	(3)
Commercial non-agency	150	(4)	—	—	150	(4)
All other securities	—	—	6	(2)	6	(2)

	$14,824	$(215)	$6	$(2)	$14,830	$(217)

	Less Than Twelve Months		Twelve Months or More		Total
December 31, 2010	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In millions)
Mortgage-backed securities:
Residential agency	$11,023	$(155)	$—	$—	$11,023	$(155)
Commercial agency	94	(3)	—	—	94	(3)
Commercial non-agency	100	(3)	—	—	100	(3)
All other securities	—	—	5	(2)	5	(2)

	$11,217	$(161)	$5	$(2)	$11,222	$(163)

There was no gross unrealized loss on debt securities held to maturity at both March 31, 2011 and December 31, 2010.

For the securities included in the tables above, management does not believe any individual unrealized loss, which was comprised of 435 securities and 292 securities at March 31, 2011 and December 31, 2010, respectively, represented an other-than- temporary impairment as of those dates. The unrealized losses are related primarily to the impact of higher interest rates and their impact on mortgage-backed securities. The Company does not intend to sell, and it is not likely, that the Company will be required to sell the securities before the recovery of their amortized cost basis, which may be maturity.

Proceeds from sale, gross gains and gross losses on sales of securities available for sale are shown in the table below. The cost of securities sold is based on the specific identification method.

	For the Three Months Ended March 31
	2011	2010
	(In millions)
Proceeds	$2,419	$1,443
Securities gains	82	59
Securities losses	0	0

Net securities gains	$82	$59

The following table details net gains (losses) for trading account securities for the three months ended March 31:

	2011	2010
	(In millions)
Total net gains (losses)	$21	$14
Unrealized portion	14	16

NOTE 3—Loans and the Allowance for Credit Losses

As of March 31, 2011 and December 31, 2010, loans represented 70 percent and 72 percent, respectively, of Regions’ interest-earning assets. The following table presents the distribution by loan type of Regions’ loan portfolio, net of unearned income:

	March 31 2011	December 31 2010	March 31 2010
	(In millions, net of unearned income)
Commercial and industrial	$23,149	$22,540	$21,220
Commercial real estate mortgage—owner occupied	11,889	12,046	12,028
Commercial real estate construction—owner occupied	430	470	598

Total commercial	35,468	35,056	33,846
Commercial investor real estate mortgage	12,932	13,621	15,702
Commercial investor real estate construction	1,895	2,287	4,703

Total investor real estate	14,827	15,908	20,405
Residential first mortgage	14,404	14,898	15,592
Home equity	13,874	14,226	15,066
Indirect and other consumer	2,798	2,776	3,265

Total consumer	31,076	31,900	33,923

	$81,371	$82,864	$88,174

The allowance for credit losses represents management’s estimate of credit losses inherent in the loan and credit commitment portfolios as of period-end. The allowance for credit losses consists of two components: the allowance for loan and lease losses and the reserve for unfunded credit commitments. Management’s assessment of the adequacy of the allowance for credit losses is based on a combination of both of these components. Regions determines its allowance for credit losses in accordance with applicable accounting literature as well as regulatory guidance related to receivables and contingencies. Binding unfunded credit commitments include items such as letters of credit, financial guarantees and binding unfunded loan commitments.

Prior to 2011, the allowance for accruing commercial and investor real estate loans, as well as non-accrual loans in those portfolio segments below $2.5 million, was determined using categories of pools of loans with similar risk characteristics (i.e., pass, special mention, substandard accrual, and nonaccrual, as defined below). These categories were utilized to develop the associated allowance for loan losses using historical losses adjusted for current economic conditions. Beginning in 2011, these pools of loans were compiled at a more granular level. A probability of default, a loss given default, and an incurred loss period were statistically calculated. These parameters, in combination with other account data, were used to calculate the estimate of incurred loss. The Company made the change to provide enhanced segmentation, process controls, transparency, governance and information technology controls. The change did not have a material impact on the overall allowance for credit losses. The credit quality indicators for commercial and investor real estate loans disclosed below provide an understanding of the underlying credit quality of Regions’ portfolio segments and classes, and the corresponding impact on the allowance for credit losses.

The components of the calculation of the allowance for credit losses related to nonaccrual commercial and investor real estate loans over $2.5 million, troubled debt restructurings (“TDRs”), unfunded commitments, and all consumer loans were calculated in 2011 in the same manner as before. Except for the changes to the calculation of the allowance for loan losses for accruing commercial and investor real estate loans and non-accrual loans in these portfolio segments below $2.5 million as described above, there were no changes to Regions’ allowance process or accounting policies related to the allowance for credit losses from those described in the Annual Report on Form 10-K for December 31, 2010.

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

The following table presents an analysis of the allowance for credit losses by portfolio segment as of March 31, 2011. The total allowance for credit losses is then disaggregated to show the amounts derived through individual evaluation and the amounts calculated through collective evaluation. The allowance for credit losses related to individually evaluated loans includes reserves for non-accrual loans and leases, as well as TDRs, equal to or greater than $2.5 million. The allowance for credit losses related to collectively evaluated loans includes reserves for pools of loans with common risk characteristics.

	As of March 31, 2011
	Commercial	Investor Real Estate	Consumer	Total
	(In millions)
Allowance for loan losses, January 1, 2011	$1,055	$1,370	$760	$3,185
Provision for loan losses	225	89	168	482
Loan losses:
Charge-offs	(151)	(181)	(180)	(512)
Recoveries	9	7	15	31

Net loan losses	(142)	(174)	(165)	(481)

Allowance for loan losses, March 31, 2011	1,138	1,285	763	3,186

Reserve for unfunded credit commitments, January 1, 2011	32	16	23	71
Provision for unfunded credit commitments	5	1	1	7

Reserve for unfunded credit commitments, March 31, 2011	37	17	24	78

Allowance for credit losses, March 31, 2011	$1,175	$1,302	$787	$3,264

Portion of allowance ending balance:
Individually evaluated for impairment	$113	$340	$3	$456
Collectively evaluated for impairment	1,062	962	784	2,808

Total	$1,175	$1,302	$787	$3,264

Portion of loan portfolio ending balance:
Individually evaluated for impairment	$469	$1,248	$19	$1,736
Collectively evaluated for impairment	34,999	13,579	31,057	79,635

Total loans evaluated for impairment	$35,468	$14,827	$31,076	$81,371

The following describe the risk characteristics relevant to each of the portfolio segments.

Commercial—The commercial loan portfolio segment includes commercial and industrial, representing loans to commercial customers for use in normal business operations to finance working capital needs, equipment purchases or other expansion projects. Commercial also includes owner-occupied commercial real estate loans to operating businesses, which are loans for long-term financing of land and buildings, and are repaid by cash flow generated by business operations. Owner-occupied construction loans are made to commercial businesses for the development of land or construction of a building where the repayment is derived from revenues generated from the business of the borrower. Collection risk in this portfolio is driven by the creditworthiness of underlying borrowers, particularly cash flow from customers’ business operations.

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

The following tables present credit quality indicators for the loan portfolio segments and classes, excluding loans held for sale, as of March 31, 2011, December 31, 2010 and March 31, 2010. Commercial and investor real estate loan classes are detailed by categories related to underlying credit quality and probability of default. These categories are utilized to develop the associated allowance for credit losses.

•	Pass—includes obligations where the probability of default is considered low;

•

Special Mention—includes obligations that have potential weakness which may, if not reversed or corrected, weaken the credit or inadequately protect the Company’s position at some future date. Obligations in this category may also be subject to economic or market conditions which may, in the future, have an adverse affect on debt service ability;

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

	March 31, 2011
	Pass	Special Mention	Substandard Accrual	Non-accrual	Total
	(In millions)
Commercial and industrial	$21,388	$561	$754	$446	$23,149
Commercial real estate mortgage—owner occupied	10,249	307	685	648	11,889
Commercial real estate construction—owner occupied	363	21	15	31	430

Total commercial	$32,000	$889	$1,454	$1,125	$35,468

Commercial investor real estate mortgage	8,395	1,235	2,160	1,142	12,932
Commercial investor real estate construction	758	331	358	448	1,895

Total investor real estate	$9,153	$1,566	$2,518	$1,590	$14,827

			Accrual	Non-accrual	Total
			(In millions)
Residential first mortgage			$14,101	$303	$14,404
Home equity			13,805	69	13,874
Indirect and other consumer			2,798	—	2,798

Total consumer			$30,704	$372	$31,076

					$81,371

	December 31, 2010
	Pass	Special Mention	Substandard Accrual	Non-accrual	Total
	(In millions)
Commercial and industrial	$20,764	$517	$792	$467	$22,540
Commercial real estate mortgage—owner occupied	10,344	283	813	606	12,046
Commercial real estate construction—owner occupied	393	25	23	29	470

Total commercial	$31,501	$825	$1,628	$1,102	$35,056

Commercial investor real estate mortgage	8,755	1,300	2,301	1,265	13,621
Commercial investor real estate construction	904	342	589	452	2,287

Total investor real estate	$9,659	$1,642	$2,890	$1,717	$15,908

	Accrual	Non-accrual	Total
	(In millions)
Residential first mortgage	$14,613	$285	$14,898
Home equity	14,170	56	14,226
Indirect and other consumer	2,776	—	2,776

Total consumer	$31,559	$341	$31,900

			$82,864

	March 31, 2010
	Pass	Special Mention	Substandard Accrual	Non-accrual	Total
	(In millions)
Commercial and industrial	$19,141	$636	$926	$517	$21,220
Commercial real estate mortgage—owner occupied	10,386	280	739	623	12,028
Commercial real estate construction—owner occupied	502	30	28	38	598

Total commercial	$30,029	$946	$1,693	$1,178	$33,846

Commercial investor real estate mortgage	9,703	1,959	2,697	1,343	15,702
Commercial investor real estate construction	1,977	762	978	986	4,703

Total investor real estate	$11,680	$2,721	$3,675	$2,329	$20,405

	Accrual	Non-accrual	Total
	(In millions)
Residential first mortgage	$15,393	$199	$15,592
Home equity	15,066	—	15,066
Indirect and other consumer	3,265	—	3,265

Total consumer	$33,724	$199	$33,923

			$88,174

The following tables include an aging analysis of days past due (DPD) for each portfolio class as of March 31, 2011, December 31, 2010 and March 31, 2010:

	March 31, 2011
	Accrual Loans
	30-59 DPD	60-89 DPD	90+ DPD	Total 30+ DPD	Total Accrual	Non-accrual	Total
	(In millions)
Commercial and industrial	$67	$37	$10	$114	$22,703	$446	$23,149
Commercial real estate mortgage—owner occupied	72	27	8	107	11,241	648	11,889
Commercial real estate construction—owner occupied	2	—	—	2	399	31	430

Total commercial	141	64	18	223	34,343	1,125	35,468

Commercial investor real estate mortgage	190	142	13	345	11,790	1,142	12,932
Commercial investor real estate construction	19	16	1	36	1,447	448	1,895

Total investor real estate	209	158	14	381	13,237	1,590	14,827

Residential first mortgage	174	103	315	592	14,101	303	14,404
Home equity	112	73	174	359	13,805	69	13,874
Indirect and other consumer	40	7	6	53	2,798	—	2,798

Total consumer	326	183	495	1,004	30,704	372	31,076

	$676	$405	$527	$1,608	$78,284	$3,087	$81,371

	December 31, 2010
	Accrual Loans
	30-59 DPD	60-89 DPD	90+ DPD	Total 30+ DPD	Total Accrual	Non-accrual	Total
	(In millions)
Commercial and industrial	$60	$43	$9	$112	$22,073	$467	$22,540
Commercial real estate mortgage—owner occupied	47	54	6	107	11,440	606	12,046
Commercial real estate construction—owner occupied	3	—	1	4	441	29	470

Total commercial	110	97	16	223	33,954	1,102	35,056

Commercial investor real estate mortgage	120	91	5	216	12,356	1,265	13,621
Commercial investor real estate construction	30	12	1	43	1,835	452	2,287

Total investor real estate	150	103	6	259	14,191	1,717	15,908

Residential first mortgage	185	118	359	662	14,613	285	14,898
Home equity	146	78	198	422	14,170	56	14,226
Indirect and other consumer	51	14	6	71	2,776	—	2,776

Total consumer	382	210	563	1,155	31,559	341	31,900

	$642	$410	$585	$1,637	$79,704	$3,160	$82,864

	March 31, 2010
	Accrual Loans
	30-59 DPD	60-89 DPD	90+ DPD	Total 30+ DPD	Total Accrual	Non-accrual	Total
	(In millions)
Commercial and industrial	$86	$35	$24	$145	$20,703	$517	$21,220
Commercial real estate mortgage—owner occupied	148	47	6	201	11,405	623	12,028
Commercial real estate construction—owner occupied	4	3	—	7	560	38	598

Total commercial	238	85	30	353	32,668	1,178	33,846

Commercial investor real estate mortgage	225	67	42	334	14,359	1,343	15,702
Commercial investor real estate construction	136	23	6	165	3,717	986	4,703

Total investor real estate	361	90	48	499	18,076	2,329	20,405

Residential first mortgage	191	114	365	670	15,393	199	15,592
Home equity	138	85	249	472	15,066	—	15,066
Indirect and other consumer	50	15	8	73	3,265	—	3,265

Total consumer	379	214	622	1,215	33,724	199	33,923

	$978	$389	$700	$2,067	$84,468	$3,706	$88,174

The following tables present details related to the Company’s impaired loans as of March 31, 2011 and December 31, 2010. Loans deemed to be impaired include non-accrual commercial and investor real estate loans, excluding leasing, and all TDRs (including accruing commercial, investor real estate, and consumer TDRs). Loans which have been fully charged-off do not appear in the tables below. The related allowance represents the following components which correspond to impaired loans:

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

	Impaired Loans As of March 31, 2011
			Book Value (3)
	Legal Balance (1)	Charge-offs and Payments Applied (2)	Total Impaired Loans	Impaired Loans with No Related Allowance	Impaired Loans with Related Allowance	Related Allowance for Loan Losses	Coverage % (4)	Average Balance	Interest Income Recognized (5)
	(Dollars in millions)
Commercial and industrial	$542	$117	$425	$41	$384	$167	52.4%	$436	$—
Commercial real estate mortgage—owner occupied	788	105	683	25	658	198	38.5	705	1
Commercial real estate construction—owner occupied	49	17	32	—	32	8	51.0	32	—

Total commercial	1,379	239	1,140	66	1,074	373	44.4	1,173	1

Commercial investor real estate mortgage	1,540	221	1,319	94	1,225	354	37.3	1,367	2
Commercial investor real estate construction	628	148	480	69	411	142	46.2	496	—

Total investor real estate	2,168	369	1,799	163	1,636	496	39.9	1,863	2

Residential first mortgage	1,138	63	1,075	—	1,075	132	17.1	1,061	9
Home equity	397	14	383	—	383	54	17.1	379	5
Indirect and other consumer	65	—	65	—	65	1	1.5	65	1

Total consumer	1,600	77	1,523	—	1,523	187	16.5	1,505	15

Total impaired loans	$5,147	$685	$4,462	$229	$4,233	$1,056	33.8%	$4,541	$18

(1)	Legal balance represents the contractual obligation due from the customer and includes the net book value plus charge-offs and payments applied.
(2)	Charge-offs and payments applied represents cumulative partial charge-offs taken, as well as interest payments received that have been applied against the outstanding principal balance.
(3)	Book value represents the legal balance less charge-offs and payments applied; it is shown before any allowance for loan losses.
(4)	Coverage % represents charge-offs and payments applied plus the related allowance as a percent of the legal balance.
(5)	Represents interest income on loans modified in a TDR, and are therefore considered impaired, which are on accruing status.

	Impaired Loans As of December 31, 2010
	Legal Balance (1)	Charge- offs and Payments Applied (2)	Book Value (3)	Related Allowance for Loan Losses	Coverage % (4)
	(Dollars in millions)
Commercial and industrial	$545	$124	$421	$102	41.5%
Commercial real estate mortgage—owner occupied	746	96	650	167	35.3
Commercial real estate construction—owner occupied	47	16	31	10	55.3

Total commercial	1,338	236	1,102	279	38.5

Commercial investor real estate mortgage	1,693	273	1,420	319	35.0
Commercial investor real estate construction	638	150	488	154	47.6

Total investor real estate	2,331	423	1,908	473	38.4

Residential first mortgage	1,113	60	1,053	126	16.7
Home equity	378	13	365	46	15.6
Indirect and other consumer	67	—	67	1	1.5

Total consumer	1,558	73	1,485	173	15.8

Total impaired loans	$5,227	$732	$4,495	$925	31.7%

(1)	Legal balance represents the contractual obligation due from the customer and includes the net book value plus charge-offs and payments applied.
(2)	Charge-offs and payments applied represents cumulative partial charge-offs taken, as well as interest payments received that have been applied against the outstanding principal balance.
(3)	Book value represents the legal balance less charge-offs and payments applied; it is shown before any allowance for loan losses.
(4)	Coverage % represents charge-offs and payments applied plus the related allowance as a percent of the legal balance.

A significant majority of residential first mortgage, home equity, and indirect and other consumer loans in the table above are considered impaired due to their status as a TDR. Over 90 percent of consumer TDRs were accruing at March 31, 2011.

In addition to the impaired loans detailed in the tables above, there were approximately $381 million in non-performing loans classified as held for sale at March 31, 2011, compared to $304 million at December 31, 2010. The loans are larger balance credits, primarily investor real estate, where management does not have the intent to hold these loans for the foreseeable future. The loans are carried at an amount approximating a price which will be recoverable through the loan sale market. During the quarter ended March 31, 2011, approximately $188 million in non-performing loans were transferred to held for sale; this amount is net of charge-offs of $105 million recorded upon transfer. At both March 31, 2011 and December 31, 2010, non-accrual loans including loans held for sale totaled $3.5 billion.

During the quarter ended March 31, 2011, Regions purchased approximately $162 million in indirect loans from a third party.

NOTE 4—Loan Servicing

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

The table below presents an analysis of mortgage servicing rights for the three months ended March 31, 2011 and 2010, under the fair value measurement method:

	Three Months Ended March 31
	2011	2010
	(In millions)
Carrying value, beginning of period	$267	$247
Additions	16	17
Increase (decrease) in fair value:
Due to change in valuation inputs or assumptions	5	11
Other changes (1)	(6)	(5)

Carrying value, end of period	$282	$270

(1)	Represents economic amortization associated with borrower repayments.

Data and assumptions used in the fair value calculation related to mortgage servicing rights (excluding related derivative instruments) as of March 31, 2011 and 2010 are as follows:

	March 31
	2011	2010
	(Dollars in millions)
Unpaid principal balance	$25,767	$23,469
Weighted-average prepayment speed (CPR; percentage)	12.2%	12.2%
Estimated impact on fair value of a 10% increase	$(14)	$(12)
Estimated impact on fair value of a 20% increase	$(27)	$(23)
Option-adjusted spread (basis points)	633	576
Estimated impact on fair value of a 10% increase	$(6)	$(6)
Estimated impact on fair value of a 20% increase	$(13)	$(11)
Weighted-average coupon interest rate	5.39%	5.74%
Weighted-average remaining maturity (months)	283	288
Weighted-average servicing fee (basis points)	28.7	28.9

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

Regions uses various derivative instruments and/or trading securities to mitigate the effect of changes in the fair value of its mortgage servicing rights in the statement of operations. The table below presents the impact on the statements of operations associated with changes in mortgage servicing rights and related derivative and/or trading securities for the three months ended March 31, 2011 and 2010.

	Three Months Ended March 31
	2011	2010
	(In millions)
Net interest income	$—	$3
Brokerage income	—	4
Mortgage income	(11)	16

Total	$(11)	$23

During the three months ended March 31, 2011 and 2010, Regions recognized $21 million and $20 million, respectively, in contractually specified servicing fees, late fees and other ancillary income resulting from the servicing of mortgage loans.

Regions’ recourse liability, which primarily relates to residential mortgage loans, totaled $32 million at both March 31, 2011 and December 31, 2010. During the three months ended March 31, 2011, $7 million of provision expense (included in other non-interest expense) was recorded and $7 million of losses was charged-off against the reserve. The recourse liability represents Regions’ estimated credit losses on contingent repurchases of loans or make-whole payments related to residential mortgage loans previously sold. This recourse primarily arises due to defects in the underwriting of the sold loans.

NOTE 5—Goodwill

Goodwill allocated to each reportable segment is presented as follows:

	March 31 2011	December 31 2010	March 31 2010
	(In millions)
Banking/Treasury	$4,691	$4,691	$4,691
Investment Banking/Brokerage/Trust	745	745	745
Insurance	125	125	123

	$5,561	$5,561	$5,559

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

During the first quarter of 2011, Regions assessed the indicators of goodwill impairment as of February 28, 2011, and through the date of the filing of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2011. The indicators assessed included:

•	Recent operating performance,

•	Changes in market capitalization,

•	Regulatory actions and assessments,

•	Changes in the business climate (including legislation, legal factors and competition),

•	Company-specific factors (including changes in key personnel, asset impairments, and business dispositions), and

•	Trends in the banking industry.

Based on the assessment of the indicators above, quantitative testing of goodwill was required for all of Regions’ reporting units for the March 31, 2011 interim period.

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

Regions uses the public company method and the transaction method as the two market approaches. The public company method applies a value multiplier derived from each reporting unit’s peer group to a financial metric of the reporting unit (e.g. last twelve months of earnings before interest, taxes and deprecation, tangible book value, etc.) and an implied control premium to the respective reporting unit. The control premium is evaluated and compared to similar financial services transactions. The transaction method applies a value multiplier to a financial metric of the reporting unit based on comparable observed purchase transactions in the financial services industry for the reporting unit (where available).

Regions uses the output from these approaches to determine the estimated fair value of each reporting unit. Listed below are tables of assumptions used in estimating the fair value of each reporting unit for the March 31, 2011, December 31, 2010 and March 31, 2010 interim periods. The tables include the discount rate used in the income approach, the market multiplier used in the market approaches, and the public company method control premium applied to all reporting units.

As of First Quarter 2011	Banking/ Treasury		Investment Banking/ Brokerage/Trust		Insurance
Discount rate used in income approach	15%		15%		12%
Public company method market multiplier (1)	1.0	x	1.8	x	16.0	x
Transaction method market multiplier (2)	1.2	x	2.1	x	n/a

(1)

For the Banking/Treasury and Investment Banking/Brokerage/Trust reporting units, these multipliers are applied to tangible book value. For the Insurance reporting unit, this multiplier is applied to the last twelve months of net income. In addition to the multipliers, a 30 percent control premium is assumed for each reporting unit.

(2)	For the Banking/Treasury and Investment Banking/Brokerage/Trust reporting units, these multipliers are applied to tangible book value.

As of Fourth Quarter 2010	Banking/ Treasury		Investment Banking/ Brokerage/Trust		Insurance
Discount rate used in income approach	15%		14%		11%
Public company method market multiplier (1)	1.0	x	1.6	x	17.3	x
Transaction method market multiplier (2)	1.3	x	2.1	x	n/a

(1)

For the Banking/Treasury and Investment Banking/Brokerage/Trust reporting units, these multipliers are applied to tangible book value. For the Insurance reporting unit, this multiplier is applied to the last twelve months of net income. In addition to the multipliers, a 30 percent control premium is assumed for each reporting unit.

(2)	For the Banking/Treasury and Investment Banking/Brokerage/Trust reporting units, these multipliers are applied to tangible book value.

As of First Quarter 2010	Banking/ Treasury		Investment Banking/ Brokerage/Trust		Insurance
Discount rate used in income approach	16%		13%		13%
Public company method market multiplier (1)	0.8	x	1.8	x	21.0	x
Transaction method market multiplier (2)	0.9	x	2.2	x	n/a

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

	1st Quarter 2011	4th Quarter 2010	3rd Quarter 2010	2nd Quarter 2010	1st Quarter 2010
Discount Rate	15%	15%	16%	16%	16%

In estimating future cash flows, a balance sheet as of the test date and an income statement for the last twelve months of activity for the reporting unit are compiled. From that point, future balance sheets and income statements are projected based on the inputs discussed below. Cash flows are based on expected future capitalization requirements due to balance sheet growth and anticipated changes in regulatory capital requirements. The baseline cash flows utilized in all models correspond to the most recent internal forecasts and/or budgets that range from 1 to 5 years. These internal forecasts are based on inputs developed in the Company’s capital planning process.

Specific factors as of the date of filing the financial statements that could negatively impact the assumptions used in assessing goodwill for impairment include: disparities in the level of fair value changes in net assets compared to equity; adverse business trends resulting from litigation and/or regulatory actions; higher loan losses; lengthened forecasts of unemployment in excess of 10 percent beyond 2012; future increased minimum regulatory capital requirements above current thresholds (refer to Note 13 “Regulatory Capital Requirements and Restrictions” to the 2010 consolidated financial statements filed on Form 10-K for the year ended December 31, 2010 for a discussion of current minimum regulatory requirements); future federal rules and regulations resulting from the Dodd-Frank Act; and/or a protraction in the current low level of interest rates beyond 2012.

The Step One analyses performed for the Investment Banking/Brokerage/Trust and Insurance reporting units during the first quarter of 2011 indicated that their estimated fair values exceeded their carrying values (including goodwill). Therefore, a Step Two analysis was not required for these reporting units.

The Step One analysis performed for the Banking/Treasury reporting unit during the first quarter of 2011 indicated that the carrying value (including goodwill) of the reporting unit exceeded its estimated fair value. Therefore, Step Two was performed for the Banking/Treasury reporting unit. For purposes of performing Step Two of the goodwill impairment test, Regions compared the implied estimated fair value of the Banking/Treasury reporting unit goodwill with the carrying amount of that goodwill. In order to determine the implied estimated fair value, a full purchase price allocation was performed in the same manner as if a business combination had occurred. As part of the Step Two analysis, Regions estimated the fair value of all of the assets and liabilities of the reporting unit, including unrecognized assets and liabilities. The fair values of certain material financial assets and liabilities and the valuation methodologies are discussed in Note 11 “Fair Value Measurements.” Based on the results of the Step Two analysis performed, Regions concluded the Banking/Treasury reporting unit’s goodwill was not impaired for the March 31, 2011 interim period.

NOTE 6—Stockholders’ Equity and Comprehensive Income (Loss)

On November 14, 2008, Regions completed the sale of 3.5 million shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A, to the U.S. Treasury as part of the Capital Purchase Program (“CPP”). Regions will pay the U.S. Treasury on a quarterly basis a 5 percent dividend, or $175 million annually, for each of the first five years of the investment, and 9 percent thereafter unless Regions redeems the shares. As part of its purchase of the preferred securities, the U.S. Treasury also received a warrant to purchase 48.3 million shares of Regions’ common stock at an exercise price of $10.88 per share, subject to anti-dilution and other adjustments. Regions received $3.5 billion from issuance of the Series A preferred shares and the warrant. The fair value allocation of the $3.5 billion between the preferred shares and the warrant resulted in $3.304 billion allocated to the preferred shares and $196 million allocated to the warrant. Accrued dividends on the preferred shares reduced retained earnings by $43 million during the first three months of 2011 and $44 million during the first three months of 2010. The unamortized discount on the preferred shares was $111 million at March 31, 2011, $120 million at December 31, 2010 and $149 million at March 31, 2010. Discount accretion on the preferred shares reduced retained earnings by $9 million and $8 million during the first quarter of 2011 and 2010, respectively. Both the preferred securities and the warrant are accounted for as components of Regions’ regulatory Tier 1 capital.

On May 20, 2009, the Company issued 287,500 shares of mandatorily convertible preferred stock, Series B (“Series B shares”), generating net proceeds of approximately $278 million. By June 2010, all Series B shares had been converted to common shares as allowed by their terms. Accrued dividends on the Series B shares reduced retained earnings by $7 million for the first three months of 2010.

At March 31, 2011, Regions had 23.1 million common shares available for repurchase through open market transactions under an existing share repurchase authorization. There were no treasury stock purchases through open market transactions during the first three months of 2011. The Company’s ability to repurchase its common stock is limited by the terms of the CPP mentioned above.

The Board of Directors declared a $0.01 cash dividend for the first quarter of both 2011 and 2010. Regions does not expect to increase its quarterly dividend above $0.01 for the foreseeable future.

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

The following disclosure reflects the components of comprehensive income (loss) and any associated reclassification amounts:

	Three Months Ended March 31, 2011
	Before Tax	Tax Effect	Net of Tax
	(In millions)
Net income	$57	$12	$69
Net unrealized holding gains and losses on securities available for sale arising during the period	(81)	33	(48)
Less: reclassification adjustments for net securities gains realized in net income	82	(29)	53

Net change in unrealized gains and losses on securities available for sale	(163)	62	(101)
Net unrealized holding gains and losses on derivatives arising during the period	1	—	1
Less: reclassification adjustments for net gains realized in net income	50	(19)	31

Net change in unrealized gains and losses on derivative instruments	(49)	19	(30)
Net actuarial gains and losses arising during the period	19	(8)	11
Less: amortization of actuarial loss and prior service credit realized in net income	11	(4)	7

Net change from defined benefit plans	8	(4)	4

Comprehensive income (loss)	$(147)	$89	$(58)

	Three Months Ended March 31, 2010
	Before Tax	Tax Effect	Net of Tax
	(In millions)
Net income (loss)	$(357)	$161	$(196)
Net unrealized holding gains and losses on securities available for sale arising during the period	106	(39)	67
Less: reclassification adjustments for net securities gains realized in net income (loss)	59	(21)	38

Net change in unrealized gains and losses on securities available for sale	47	(18)	29
Net unrealized holding gains and losses on derivatives arising during the period	34	(13)	21
Less: reclassification adjustments for net gains realized in net income (loss)	63	(24)	39

Net change in unrealized gains and losses on derivative instruments	(29)	11	(18)
Net actuarial gains and losses arising during the period	17	(7)	10
Less: amortization of actuarial loss and prior service credit realized in net income (loss)	11	(4)	7

Net change from defined benefit plans	6	(3)	3

Comprehensive income (loss)	$(333)	$151	$(182)

NOTE 7—Earnings (Loss) per Common Share

The following table sets forth the computation of basic earnings (loss) per common share and diluted earnings (loss) per common share:

	Three Months Ended March 31
	2011	2010
	(In millions, except per share amounts)
Numerator:
Net income (loss)	$69	$(196)
Preferred stock dividends and accretion	(52)	(59)

Net income (loss) available to common shareholders	$17	$(255)

Denominator:
Weighted-average common shares outstanding—basic	1,257	1,194
Potential common shares	2	—

Weighted-average common shares outstanding—diluted	1,259	1,194

Earnings (loss) per common share:
Basic	$0.01	$(0.21)
Diluted	0.01	(0.21)

The effect from the assumed exercise of 39 million stock options for the three months ended March 31, 2011 was not included in the above computations of diluted earnings per common share because such amounts would have had an antidilutive effect on earnings per common share.

Basic and diluted weighted-average common shares outstanding are the same for the three months ended March 31, 2010 due to the net loss.

As discussed in Note 6, common shares were issued in June of 2010 in connection with the conversion of the remaining Series B mandatorily convertible preferred shares, which were originally issued in May 2009. Under applicable accounting literature, such shares should be included in the denominator in arriving at diluted earnings per share as if they were issued at the beginning of the reporting period or as of the date issued, if later. Prior to conversion, these shares were not included in the computation above as such amounts would have had an antidilutive effect on earnings (loss) per common share.

NOTE 8—Share-Based Payments

Regions has long-term incentive compensation plans that permit the granting of incentive awards in the form of stock options, restricted stock, restricted stock awards and units, and/or stock appreciation rights. While Regions has the ability to issue stock appreciation rights, none have been issued to date. The terms of all awards issued under these plans are determined by the Compensation Committee of the Board of Directors; however, no awards may be granted after the tenth anniversary from the date the plans were initially approved by shareholders. Options and restricted stock usually vest based on employee service, generally within three years from the date of the grant. The contractual lives of options granted under these plans range from seven to ten years from the date of grant.

On May 13, 2010, the shareholders of the Company approved the Regions Financial Corporation 2010 Long-Term Incentive Plan (“2010 LTIP”), which permits the Company to grant to employees and directors various forms of incentive compensation. These forms of incentive compensation are similar to the types of compensation approved in prior plans. The 2010 LTIP authorizes 100 million common share equivalents available for grant, where grants of options count as one share equivalent and grants of full value awards

(e.g., shares of restricted stock and restricted stock units) count as 2.25 share equivalents. Unless otherwise determined by the Compensation Committee of the Board of Directors, grants of restricted stock and restricted stock units accrue dividends as they are declared by the Board of Directors, and the dividends are paid upon vesting of the award. The 2010 LTIP closed all prior long-term incentive plans to new grants, and accordingly, prospective grants must be made under the 2010 LTIP or a successor plan. All existing grants under prior long-term incentive plans were unaffected by this amendment. The number of remaining share equivalents available for future issuance under the active long-term compensation plan was approximately 90 million at March 31, 2011.

STOCK OPTIONS

During the first quarter of 2011, Regions made stock option grants that vest based upon a service condition. The fair value of these stock options was estimated on the date of the grant using a Black-Scholes option pricing model and related assumptions. The stock options vest ratably over a 3-year term.

The following table summarizes the weighted-average assumptions used and the estimated fair values related to stock options granted during the three months ended March 31:

March 31, 2011
Expected option life	5.8 yrs.
Expected volatility	74.0%
Expected dividend yield	2.2%
Risk-free interest rate	2.4%
Fair value	$ 4.11

The following table details the activity during the first three months of 2011 and 2010 related to stock options:

	For the Three Months Ended March 31
	2011		2010
	Number of Options	Wtd. Avg. Exercise Price	Number of Options	Wtd. Avg. Exercise Price
Outstanding at beginning of period	54,999,626	$24.41	52,968,560	$26.34
Granted	114,065	7.43	—	—
Exercised	(18,442)	3.29	(24,589)	3.29
Canceled/Forfeited	(5,911,560)	23.62	(2,715,395)	20.12

Outstanding at end of period	49,183,689	$24.47	50,228,576	$26.69

Exercisable at end of period	41,491,421	$27.72	45,139,348	$27.62

RESTRICTED STOCK AWARDS

In the first quarter of 2011 and 2010, Regions granted approximately 425 thousand and 350 thousand restricted shares, respectively, that vest based upon a service condition. Dividend payments during the vesting period are deferred to the end of the vesting term. The fair value of these restricted shares was estimated based upon the fair value of the underlying shares on the date of the grant. The valuation was not adjusted for the deferral of dividends.

The following table details the activity during the first three months of 2011 and 2010 related to restricted share awards and units:

	For the Three Months Ended March 31
	2011		2010
	Number of Shares	Wtd. Avg. Grant Date Fair Value	Number of Shares	Wtd. Avg. Grant Date Fair Value
Non-vested at beginning of period	4,930,444	$12.13	5,964,594	$17.15
Granted	425,013	7.38	353,314	6.64
Vested	(1,079,779)	24.50	(262,407)	33.40
Forfeited	(6,817)	14.90	(814,567)	18.75

Non-vested at end of period	4,268,861	$8.52	5,240,934	$15.38

NOTE 9—Pension and Other Postretirement Benefits

Net periodic pension and other postretirement benefits cost included the following components:

	For The Three Months Ended March 31
	Pension		Other Postretirement Benefits
	2011	2010	2011	2010
	(In millions)
Service cost	$10	$9	$—	$—
Interest cost	23	23	—	1
Expected return on plan assets	(30)	(25)	—	—
Amortization of actuarial loss	11	11	—	—

	$14	$18	$—	$1

NOTE 10—Derivative Financial Instruments and Hedging Activities

Regions enters into derivative financial instruments to manage interest rate risk, facilitate asset/liability management strategies and manage other exposures. These derivative instruments primarily include interest rate swaps, options on interest rate swaps, interest rate caps and floors, Eurodollar futures, forward rate contracts and forward sale commitments. All derivative financial instruments are recognized on the consolidated balance sheets as other assets or other liabilities at fair value. Regions enters into master netting agreements with counterparties and/or requires collateral to cover exposures. In at least some cases, counterparties post at a zero threshold regardless of rating.

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

The following tables present the notional and fair value of derivative instruments on a gross basis:

	March 31, 2011
	Notional Value	Asset Derivatives		Liability Derivatives
		Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In millions)
Derivatives in fair value hedging relationships
Interest rate swaps	$8,080	Other assets	$176	Other liabilities	$—

Total	8,080		176		—

Derivatives in cash flow hedging relationships
Interest rate swaps	13,380	Other assets	22	Other liabilities	115

Total	13,380		22		115

Total derivatives designated as hedging instruments	$21,460		$198		$115

Derivatives not designated as hedging instruments
Interest rate swaps	$50,931	Other assets	$1,417	Other liabilities	$1,470
Interest rate options	3,727	Other assets	29	Other liabilities	22
Interest rate futures and forward commitments	42,731	Other assets	9	Other liabilities	9
Other contracts	1,626	Other assets	63	Other liabilities	60

Total derivatives not designated as hedging instruments	$99,015		$1,518		$1,561

Total derivatives	$120,475		$1,716		$1,676

	December 31, 2010
	Notional Value	Asset Derivatives		Liability Derivatives
		Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In millions)
Derivatives in fair value hedging relationships
Interest rate swaps	$9,230	Other assets	$226	Other liabilities	$—

Total	9,230		226		—

Derivatives in cash flow hedging relationships
Interest rate swaps	15,680	Other assets	43	Other liabilities	127
Interest rate options	2,000	Other assets	5	Other liabilities	—

Total	17,680		48		127

Total derivatives designated as hedging instruments	$26,910		$274		$127

Derivatives not designated as hedging instruments
Interest rate swaps	$51,238	Other assets	$1,778	Other liabilities	$1,823
Interest rate options	3,883	Other assets	40	Other liabilities	29
Interest rate futures and forward commitments	34,965	Other assets	35	Other liabilities	10
Other contracts	1,331	Other assets	21	Other liabilities	19

Total derivatives not designated as hedging instruments	$91,417		$1,874		$1,881

Total derivatives	$118,327		$2,148		$2,008

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

Regions enters into interest rate option contracts to protect cash flows through the maturity date of the hedging instrument on designated one-month LIBOR floating-rate loans from adverse extreme market interest rate changes. Regions purchases Eurodollar futures to hedge the variability in future cash flows based on forecasted resets of one-month LIBOR-based floating rate loans due to changes in the benchmark interest rate. Regions realized an after-tax benefit of $17 million and $8 million in accumulated other comprehensive income at March 31, 2011 and 2010, respectively, related to terminated cash flow hedges of loan and debt instruments which will be amortized into earnings in conjunction with the recognition of interest payments through March 2014. Regions recognized pre-tax income of $9 million during the three months ended March 31 of both 2011 and 2010 related to the amortization of cash flow hedges of loan and debt instruments.

Regions expects to reclassify out of other comprehensive income and into earnings approximately $105 million in pre-tax income due to the receipt or payment of interest payments on all cash flow hedges within the next twelve months. Of this amount, $42 million relates to the amortization of discontinued cash flow hedges. The maximum length of time over which Regions is hedging its exposure to the variability in future cash flows for forecasted transactions is approximately six years as of March 31, 2011.

The following tables present the effect of derivative instruments on the statements of operations for the periods indicated:

Three Months Ended March 31, 2011
Derivatives in Fair Value Hedging Relationships	Location of Gain(Loss) Recognized in Income on Derivatives	Amount of Gain(Loss) Recognized in Income on Derivatives	Hedged Items in Fair Value Hedge Relationships	Location of Gain(Loss) Recognized in Income on Related Hedged Item	Amount of Gain(Loss) Recognized in Income on Related Hedged Item
(In millions)
Interest rate swaps	Other non-interest expense	$(49)	Debt/CDs	Other non-interest expense	$48
Interest rate swaps	Interest expense	51	Debt	Interest expense	4

Total		$2			$52

Derivatives in Cash Flow Hedging Relationships	Amount of Gain(Loss) Recognized in OCI on Derivatives (Effective Portion) (1)	Location of Gain(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain(Loss) Reclassified from Accumulated OCI into Income (Effective Portion) (2)	Location of Gain(Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain(Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing) (2)
(In millions)
Interest rate swaps	$(30)	Interest income on loans	$48	Other non-interest expense	$1
Forward starting swaps	1	Interest expense on debt	—	Other non-interest expense	(1)
Interest rate options	(2)	Interest income on loans	4	Interest income on loans	—
Eurodollar futures	1	Interest income on loans	(2)	Other non-interest expense	—

Total	$(30)		$50		$—

(1)	After-tax
(2)	Pre-tax

Three Months Ended March 31, 2010
Derivatives in Fair Value Hedging Relationships	Location of Gain(Loss) Recognized in Income on Derivatives	Amount of Gain(Loss) Recognized in Income on Derivatives	Hedged Items in Fair Value Hedge Relationships	Location of Gain(Loss) Recognized in Income on Related Hedged Item	Amount of Gain(Loss) Recognized in Income on Related Hedged Item
(In millions)
Interest rate swaps	Other non-interest expense	$52	Debt/CDs	Other non-interest expense	$(67)
Interest rate swaps	Interest expense	60	Debt	Interest expense	1

Total		$112			$(66)

Derivatives in Cash Flow Hedging Relationships	Amount of Gain(Loss) Recognized in OCI on Derivatives (Effective Portion) (1)	Location of Gain(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain(Loss) Reclassified from Accumulated OCI into Income (Effective Portion) (2)	Location of Gain(Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain(Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing) (2)
(In millions)
Interest rate swaps	$(14)	Interest income on loans	$48	Other non-interest expense	$1
Forward starting swaps	(10)	Interest expense on debt	—	Other non-interest expense	—
Interest rate options	(3)	Interest income on loans	11	Interest income on loans	—
Eurodollar futures	15	Interest income on loans	3	Other non-interest expense	(4)

Total	$(12)		$62		$(3)

(1)	After-tax
(2)	Pre-tax

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

In the normal course of business, Morgan Keegan enters into underwriting and forward and future commitments on U.S. Government and municipal securities. As of March 31, 2011 and 2010, the total notional amount related to forward and future commitments was approximately $389 million and $56 million, respectively. The brokerage subsidiary typically settles its position by entering into equal but opposite contracts and, as such, the contract amounts do not necessarily represent future cash requirements. Settlement of the transactions relating to such commitments is not expected to have a material effect on the subsidiary’s financial position. Transactions involving future settlement give rise to market risk, which represents the potential loss that can be caused by a change in the market value of a particular financial instrument. The exposure to market risk is determined by a number of factors, including size, composition and diversification of positions held, the absolute and relative levels of interest rates, and market volatility.

Regions enters into interest rate lock commitments, which are commitments to originate mortgage loans whereby the interest rate on the loan is determined prior to funding and the customers have locked into that interest rate. At March 31, 2011 and 2010, Regions had $464 million and $534 million, respectively, in total notional amount of interest rate lock commitments. Regions manages market risk on interest rate lock commitments and mortgage loans held for sale with corresponding forward sale commitments, which are recorded at fair value with changes in fair value recorded in mortgage income. As of March 31, 2011 and 2010, Regions had $1.5 billion and $979 million, respectively, in total absolute notional amount related to these forward rate commitments.

The following tables present the location and amount of gain or (loss) recognized in income on derivatives not designated as hedging instruments in the statement of operations for the three months ended March 31, 2011 and 2010, respectively:

Derivatives Not Designated as Hedging Instruments	2011	2010
	(In millions)
Brokerage income
Interest rate swaps	$8	$(7)
Interest rate options	—	1
Interest rate futures and forward commitments	—	(2)
Other contracts	3	—

Total brokerage income	11	(8)

Mortgage income
Interest rate swaps	(5)	—
Interest rate options	(28)	(18)
Interest rate futures and forward commitments	2	24

Total mortgage income	(31)	6

	$(20)	$(2)

Credit risk, defined as all positive exposures not collateralized with cash or other assets, at March 31, 2011 and 2010, totaled approximately $846 million and $1.0 billion, respectively. This amount represents the net credit risk on all trading and other derivative positions held by Regions.

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

Regions’ maximum potential amount of future payments under these contracts is approximately $33 million. This scenario would only occur if variable interest rates were at zero percent and all counterparties defaulted with zero recovery. The fair value of sold protection at March 31, 2011 and 2010 was immaterial. In transactions where Regions has sold credit protection, recourse to collateral associated with the original swap transaction is available to offset some or all of Regions’ obligation.

CONTINGENT FEATURES

Certain of Regions’ derivative instrument contracts with broker-dealers contain provisions allowing those broker-dealers to terminate the contracts in the event that Regions’ and/or Regions Bank’s credit rating falls below specified ratings from certain major credit rating agencies. At March 31, 2011, Moody’s credit ratings for Regions and Regions Bank were below investment grade, and S&P credit ratings for Regions were below investment grade. As a result of these downgrades, certain of Regions Bank’s broker-dealer counterparties could have terminated these contracts at their discretion. In lieu of terminating the contracts, Regions Bank and certain of its broker-dealer counterparties amended the contracts such that Regions Bank was required to post additional collateral in the cumulative amount of $205 million to these counterparties.

Some of these contracts with broker-dealers still contain credit-related termination provisions and/or credit-related provisions regarding the posting of collateral. At March 31, 2011, the net fair value of such contracts containing credit-related termination provisions that were in a liability position was $432 million, for which Regions had posted collateral of $594 million. At March 31, 2011, the net fair value of contracts that do not contain credit-related termination provisions that were in a liability position was $220 million for which Regions had posted collateral of $218 million. Other derivative contracts with broker-dealers do not contain any credit-related provisions. These counterparties require complete overnight collateralization.

The aggregate fair value of all derivative instruments with any credit-risk-related contingent features that are in a liability position on March 31, 2011 and 2010, was $493 million and $296 million, respectively, for which Regions had posted collateral of $654 million and $285 million, respectively, in the normal course of business.

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

ITEMS MEASURED AT FAIR VALUE ON A RECURRING BASIS

Trading account assets, securities available for sale, mortgage loans held for sale, mortgage servicing rights, derivative assets, trading account liabilities and derivative liabilities were recorded at fair value on a recurring basis during 2011 and 2010. Below is a description of valuation methodologies for these assets and liabilities.

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

Mortgage servicing rights consist of residential mortgage servicing rights and are valued using an option-adjusted spread valuation approach, a Level 3 measurement. See Note 4 for information regarding the servicing of financial assets and additional details regarding the assumptions relevant to this valuation.

Derivative assets and liabilities, which primarily consist of interest rate contracts that include futures, options and swaps, are included in other assets and other liabilities (as applicable) on the consolidated balance sheets. Interest rate swaps are predominantly traded in over-the-counter markets and, as such, values are determined using widely accepted discounted cash flow models, or Level 2 measurements. These discounted cash flow models use projections of future cash payments/receipts that are discounted at mid-market rates. The assumed cash flows are sourced from an assumed yield curve, which is consistent with industry standards and conventions. These valuations are adjusted for the unsecured credit risk at the reporting date, which considers collateral posted and the impact of master netting agreements. For options and futures contracts traded in over-the-counter markets, values are determined using discounted cash flow analyses and option pricing models based on market rates and volatilities, or Level 2 measurements. Interest rate lock commitments on loans intended for sale, treasury locks and credit derivatives are valued using option pricing models that incorporate significant unobservable inputs, and therefore are Level 3 measurements.

Regions rarely transfers assets and liabilities measured at fair value between Level 1 and Level 2 measurements. There were no such transfers during the periods ended March 31, 2011 and 2010. Trading account assets are periodically transferred to or from Level 3 valuation based on management’s conclusion regarding the best method of pricing for an individual security. Such transfers are accounted for as if they occur at the beginning of a reporting period.

The following tables present assets and liabilities measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010:

	March 31, 2011				December 31, 2010
	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
(In millions)
Trading account assets
U.S. Treasury securities	$49	$16	$—	$65	$157	$14	$—	$171
Obligations of states and political subdivisions	—	169	162	331	—	190	165	355
Mortgage-backed securities:
Residential agency	—	345	—	345	—	145	—	145
Residential non-agency	—	1	—	1	—	—	—	—
Commercial agency	—	—	84	84	—	—	54	54
Other securities	—	86	6	92	—	58	10	68
Equity securities	366	—	—	366	323	—	—	323

Total trading account assets	$415	$617	$252	$1,284	$480	$407	$229	$1,116

Securities available for sale
U.S. Treasury securities	$89	$—	$—	$89	$91	$—	$—	$91
Federal agency securities	—	16	—	16	—	16	—	16
Obligations of states and political subdivisions	—	14	17	31	—	13	17	30
Mortgage-backed securities:
Residential agency	—	23,124	—	23,124	—	21,845	—	21,845
Residential non-agency	—	—	20	20	—	—	22	22
Commercial agency	—	154	—	154	—	112	—	112
Commercial non-agency	—	201	—	201	—	100	—	100
Other debt securities	—	23	—	23	—	25	—	25
Equity securities (1)	154	—	—	154	158	—	—	158

Total securities available for sale	$243	$23,532	$37	$23,812	$249	$22,111	$39	$22,399

Mortgage loans held for sale	$—	$1,171	$—	$1,171	$—	$1,174	$—	$1,174

Mortgage servicing rights	$—	$—	$282	$282	$—	$—	$267	$267

Derivative assets
Interest rate swaps	$—	$1,615	$—	$1,615	$—	$2,047	$—	$2,047
Interest rate options	—	23	6	29	—	39	6	45
Interest rate futures and forward commitments	—	4	5	9	—	29	6	35
Other contracts	—	63	—	63	—	21	—	21

Total derivative assets (2)	$—	$1,705	$11	$1,716	$—	2,136	12	2,148

Trading account liabilities
U.S. Treasury securities	$—	$253	$—	$253	$—	$95	$—	$95
Mortgage-backed securities:
Residential agency	—	106	—	106	—	46	—	46
Commercial agency	—	—	13	13	—	—	6	6
Other securities	—	10	12	22	—	23	4	27
Equity securities	8	—	—	8	—	—	—	—

	$8	$369	$25	$402	$—	$164	$10	$174

Derivative liabilities
Interest rate swaps	$—	$1,585	$—	$1,585	$—	$1,950	$—	$1,950
Interest rate options	—	21	1	22	—	26	3	29
Interest rate futures and forward commitments	—	7	2	9	—	9	1	10
Other contracts	—	60	—	60	—	19	—	19

Total derivative liabilities (2)	$—	$1,673	$3	$1,676	$—	$2,004	$4	$2,008

(1)	Excludes Federal Reserve Bank and Federal Home Loan Bank Stock totaling $471 million and $419 million, respectively, at both March 31, 2011 and December 31, 2010.
(2)

At March 31, 2011, derivatives include approximately $800 million related to legally enforceable master netting agreements that allow the Company to settle positive and negative positions. Derivatives, net are also presented excluding cash collateral received of $17 million and cash collateral posted of $811 million with counterparties. At December 31, 2010, derivatives include approximately $1.0 billion related to legally enforceable master netting agreements that allow the Company to settle positive and negative positions. Derivatives, net are also presented excluding cash collateral received of $11 million and cash collateral posted of $810 million with counterparties.

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

The following table illustrates a rollforward for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2011 and 2010, respectively. The tables do not reflect the change in fair value attributable to any related economic hedges the Company used to mitigate the interest rate risk associated with these assets and (liabilities).

	Three Months Ended March 31, 2011
		Total realized / unrealized gains or losses			Purchases	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3	Balance March 31, 2011	Net change in unrealized gains (losses) related to assets and liabilities held at March 31, 2011
	Balance January 1, 2011	Included in Earnings		Included in Other Comprehensive Income (Loss)
	(In millions)
Level 3 Instruments Only
Trading account assets: (c)
Obligations of states and political subdivisions	$165	$(1)		$—	$6	$—	$(8)	$—	$—	$162	$—
Commercial agency MBS	54	1		—	165	—	(137)	1	—	84	—
Other securities	10	5		—	2,029	—	(2,038)	—	—	6	—

Total trading account assets (c)	229	5	(a)	—	2,200	—	(2,183)	1	—	252	—
Securities available for sale:
Obligations of states and political subdivisions	17	—		1	—	—	(1)	—	—	17	1
Residential non-agency MBS	22	—		—	—	—	(2)	—	—	20	—

Total securities available for sale	39	—		1	—	—	(3)	—	—	37	1
Mortgage servicing rights	267	(1	)(b)	—	16	—	—	—	—	282	5	(b)
Trading account liabilities: (c)
U.S. Treasury securities	—	—		—	—	—	—	—	—	—	—
Mortgage-backed securities:
Residential agency	—	—		—	—	—	—	—	—	—	—
Commercial agency	6	—		—	—	—	7	—	—	13	—
Other securities	4	—		—	(9)	—	17	—	—	12	—

Total trading account liabilities (c)	10	—		—	(9)	—	24	—	—	25	—
Derivatives, net:
Interest rate options	3	15		—	—	—	(13)	—	—	5	5
Interest rate futures and forward commitments	5	—		—	—		(2)	—	—	3	—

Total derivatives, net	8	15	(b)	—	—	—	(15)	—	—	8	5	(b)

(a)	Included in brokerage, investment banking and capital markets income
(b)	Included in mortgage income.
(c)	Brokerage income from trading account assets primarily represents gains/(losses) on disposition, which, inherently includes commissions on security transactions during the period.

	Three Months Ended March 31, 2010
	Balance January 1, 2010	Total realized / unrealized gains or losses				Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3	Balance March 31, 2010	Net change in unrealized gains (losses) related to assets and liabilities held at March 31, 2010
		Included in Earnings		Included in Other Comprehensive Income (Loss)	Purchases
	(In millions)
Level 3 Instruments Only
Trading account assets (c):
Obligations of states and political subdivisions	$171	$—		$—	$15	$(16)	$—	$—	$—	$170	$
Commercial agency MBS	39	—			379	(362)	—	10	—	66
Other securities	4	6		—	3,573	(3,587)	—	6	—	2

Total trading account assets (c)	214	6	(a)	—	3,967	(3,965)	—	16	—	238		—
Securities available for sale:
Obligations of states and political subdivisions	17	—		—	—	—	—	—	—	17
Residential non-agency MBS	36	—		—	—	(10)	—	—	—	26

Total securities available for sale	53	—		—	—	(10)	—	—	—	43		—
Mortgage servicing rights	247	6	(b)	—	17	—	—	—	—	270		11	(b)
Trading account liabilities (c):
U.S. Treasury securities	—	—		—	—	—	—	—	—	—		—
Mortgage-backed securities:
Residential agency	—	—		—	—	—	—	—	—	—		—
Commercial agency	—	—		—	—	—	—	—	—	—		—
Other securities	—	—		—	—	—	—	—	—	—		—

Total trading account liabilities (c)	—	—		—	—	—	—	—	—	—		—
Derivatives, net:
Interest rate options	—	—		—	—	—	—	—	—	—
Interest rate futures and forward commitments	3	21		—	—	(16)	—	—	—	8		21

Total derivatives, net	3	21	(b)	—	—	(16)	—	—	—	8		21	(b)

(a)	Included in brokerage, investment banking and capital markets income
(b)	Included in mortgage income.
(c)	Brokerage income from trading account assets primarily represents gains/(losses) on disposition, which, inherently includes commissions on security transactions during the period.

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

Loans held for sale for which the fair value option has not been elected are recorded at the lower of cost or fair value and therefore are reported at fair value on a non-recurring basis. The fair values for loans held for sale that are based on formally committed loan sale prices or valuations performed using observable inputs are classified as a Level 2 measurement. If no formally committed sales price is available, a professional valuation is obtained, consistent with the process described above for foreclosed property and other real estate. Alternatively, management may base the estimate of fair value on knowledge of pricing that the note sale market will bear, considering sales of similar properties and experience with the potential buyer. Such estimates are considered Level 3 measurements.

The following tables present the carrying value of those assets measured at fair value on a non-recurring basis as of March 31, 2011 and 2010, as well as the corresponding fair value adjustments.

	March 31, 2011				Fair value adjustments for the three months ended March 31, 2011
	Level 1	Level 2	Level 3	Total
	(In millions)
Loans held for sale	$—	$105	$188	$293	$(107)
Foreclosed property and other real estate	—	99	165	264	(40)

	March 31, 2010				Fair value adjustments for the three months ended March 31, 2010
	Level 1	Level 2	Level 3	Total
	(In millions)
Loans held for sale	$—	$88	$—	$88	$(21)
Foreclosed property and other real estate	—	258	—	258	(45)

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

The following table summarizes the difference between the aggregate fair value and the aggregate unpaid principal balance for mortgage loans held for sale measured at fair value:

	March 31, 2011			December 31, 2010
	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal
			(In millions)
Mortgage loans held for sale, at fair value	$1,171	$1,160	$11	$1,174	$1,181	$(7)

Interest income on mortgage loans held for sale is recognized based on contractual rates and is reflected in interest income on loans held for sale in the consolidated statements of operations. The following table details net gains (losses) resulting from changes in fair value of these loans which were recorded in mortgage income in the consolidated statements of operations during the three months ended March 31, 2011 and 2010, respectively. These changes in fair value are mostly offset by economic hedging activities. An immaterial portion of these amounts was attributable to changes in instrument-specific credit risk.

	Mortgage loans held for sale, at fair value
	March 31, 2011	March 31, 2010
	(In millions)
Net gains (losses) resulting from changes in fair value	$18	$(2)

FAIR VALUE OF FINANCIAL INSTRUMENTS

The methods and assumptions used by the Company in estimating fair values of financial instruments are disclosed in Regions’ Form 10-K for the year ended December 31, 2010. The carrying amounts and estimated fair values of the Company’s financial instruments as of March 31, 2011 and December 31, 2010 are as follows:

	March 31, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value (1)	Carrying Amount	Estimated Fair Value (1)
	(In millions)
Financial assets:
Cash and cash equivalents	$7,320	$7,320	$6,919	$6,919
Trading account assets	1,284	1,284	1,116	1,116
Securities available for sale	24,702	24,702	23,289	23,289
Securities held to maturity	22	23	24	26
Loans held for sale	1,552	1,552	1,485	1,485
Loans (excluding leases), net of unearned income and allowance for loan losses (2), (3)	76,484	68,381	77,864	69,775
Other interest-earning assets	1,214	1,214	1,219	1,219
Derivatives, net	40	40	140	140
Financial liabilities:
Deposits	96,369	96,639	94,614	94,883
Short-term borrowings	3,182	3,182	3,937	3,937
Long-term borrowings	12,197	12,243	13,190	13,115
Loan commitments and letters of credit	123	835	125	899

(1)

Estimated fair values are consistent with an exit price concept. The assumptions used to estimate the fair values are intended to approximate those that a market participant would use in a hypothetical orderly transaction. In estimating fair value, the Company makes adjustments for interest rates, market liquidity and credit spreads as appropriate.

(2)

The estimated fair value of portfolio loans assumes sale of the loans to a third-party financial investor. Accordingly, the value to the Company if the loans were held to maturity is not reflected in the fair value estimate. In the current whole loan market, financial investors are generally requiring a higher rate of return than the return inherent in loans if held to maturity. The fair value discount at March 31, 2011 was $8.1 billion or 10.6%.

(3)	Excluded from this table is the lease carrying amount of $1.7 billion at March 31, 2011 and $1.8 billion at December 31, 2010.

NOTE 12—Business Segment Information

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

During the third quarter of 2010 and again in the first quarter of 2011, minor reclassifications were made from the Banking/Treasury segment to the Insurance segment to more appropriately present management’s current view of the segments. The amounts related to first quarter 2010 below have been adjusted to conform to the 2011 presentation.

The following tables present financial information for each reportable segment for the period indicated.

	Banking/ Treasury	Investment Banking/ Brokerage/ Trust	Insurance	Total Company
Three months ended March 31, 2011	(In millions)
Net interest income	$847	$15	$1	$863
Provision for loan losses	482	—	—	482
Non-interest income	492	314	37	843
Non-interest expense	868	273	26	1,167
Income tax expense (benefit)	(42)	25	5	(12)

Net income	$31	$31	$7	$69

Average assets	$123,968	$6,726	$518	$131,212

	Banking/ Treasury	Investment Banking/ Brokerage/ Trust	Insurance	Total Company
Three months ended March 31, 2010	(In millions)
Net interest income	$816	$14	$1	$831
Provision for loan losses	770	—	—	770
Non-interest income	480	297	35	812
Non-interest expense	933	272	25	1,230
Income tax expense (benefit)	(179)	14	4	(161)

Net income (loss)	$(228)	$25	$7	$(196)

Average assets	$134,001	$5,055	$509	$139,565

NOTE 13—Commitments and Contingencies

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

Credit risk associated with these instruments is represented by the contractual amounts indicated in the following table:

	March 31 2011	December 31 2010	March 31 2010
	(In millions)
Unused commitments to extend credit	$30,988	$30,828	$31,960
Standby letters of credit	2,893	3,014	4,901
Commercial letters of credit	55	49	35
Liabilities associated with standby letters of credit	45	54	109
Assets associated with standby letters of credit	43	51	106
Reserve for unfunded credit commitments	78	71	66

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

LEGAL

Regions and its affiliates are subject to litigation and claims arising in the ordinary course of business. Punitive damages are routinely claimed in these cases. Regions continues to be concerned about the general trend in litigation involving large damage awards against financial service company defendants. Regions evaluates these contingencies based on information currently available, including advice of counsel and assessment of available insurance coverage. Although it is not possible to predict the ultimate resolution or financial liability with respect to these litigation contingencies, management is currently of the opinion that the outcome of pending and threatened litigation would not have a material effect on Regions’ business, consolidated financial position, results of operations or cash flows, except to the extent indicated in the discussion below.

Regions and certain of its affiliates have been named in class-action lawsuits filed in federal and state courts on behalf of investors who purchased shares of certain Regions Morgan Keegan Select Funds (the “Funds”) and shareholders of Regions. The Funds were formerly managed by Morgan Asset Management, Inc. (“Morgan Asset Management”). Morgan Asset Management no longer manages these Funds, which were transferred to Hyperion Brookfield Asset Management in 2008. Certain of the Funds have since been terminated by Hyperion. The complaints contain various allegations, including claims that the Funds and the defendants misrepresented or failed to disclose material facts relating to the activities of the Funds. Plaintiffs have requested equitable relief and unspecified monetary damages. No classes have been certified. Unless and until a class is certified, the scope of the class and claims remains unknown. There are numerous factors that result in a greater degree of complexity in class-action lawsuits as compared to other types of litigation. Due to the many intricacies involved in class-action lawsuits at the early stages of these matters, obtaining clarity on a reasonable estimate is difficult which may call into question its reliability. At this stage of the lawsuits, and in view of the inherent inability to predict the outcome of litigation, particularly where there are many claimants, Regions cannot determine the probability of a material adverse result or reasonably estimate a range of potential exposures, if any. However, in light of the inherent uncertainties involved in these matters, it is reasonably possible that an adverse outcome in any of these matters could be material to Regions’ business, consolidated financial position, results of operations or cash flows for any particular reporting period.

Certain of the shareholders in these Funds and other interested parties have entered into arbitration proceedings and individual civil claims, in lieu of participating in the class actions. Although it is not possible to predict the ultimate resolution or financial liability with respect to these contingencies, management is currently of the opinion that the outcome of these proceedings will not have a material effect on Regions’ business, consolidated financial position, results of operations or cash flows.

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

On July 21, 2009, the SEC filed a complaint in U.S. District Court for the Northern District of Georgia against Morgan Keegan alleging violations of the federal securities laws in connection with auction rate securities (“ARS”) that Morgan Keegan underwrote, marketed and sold. The SEC is seeking an injunction against Morgan Keegan for violations of the antifraud provisions of the federal securities laws, as well as disgorgement, financial penalties and other equitable relief for customers, including repurchase by Morgan Keegan of all ARS that it sold prior to March 20, 2008. Beginning in February 2009, Morgan Keegan commenced a voluntary program to repurchase ARS that it underwrote and sold to the firm’s customers, and extended that repurchase program on October 1, 2009 to include ARS that were sold by Morgan Keegan to its customers but were underwritten by other firms. As of March 31, 2011, customers of Morgan Keegan owned approximately $50 million of ARS and Morgan Keegan held approximately $158 million of ARS on its balance sheet. On July 21, 2009, the Alabama Securities Commission issued a “Show Cause” order to Morgan Keegan arising out of the ARS matter that is the subject of the SEC complaint described above. The order requires Morgan Keegan to show cause why its registration as a broker-dealer should not be suspended or revoked in the State of Alabama and also why it should not be subject to disgorgement, repurchasing all ARS sold to Alabama residents and payment of costs and penalties. Although it is not possible to predict the ultimate resolution or financial liability with respect to the ARS matter, management is currently of the opinion that the outcome of this matter will not have a material effect on Regions’ business, consolidated financial position, results of operations or cash flows.

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

In September 2009, Regions was named as a defendant in a purported class-action lawsuit filed by customers of Regions Bank in the U.S. District Court for the Northern District of Georgia challenging the manner in which non-sufficient funds (“NSF”) and overdraft fees were charged and the policies related to posting order. The case was transferred to multidistrict litigation in the U.S. District Court for the Southern District of Florida, and in May 2010 an order to compel arbitration was denied. Regions has appealed the denial and on April 29, 2011, the Eleventh Circuit Court of Appeals vacated the denial and remanded the case to the district court for reconsideration of Regions’ motion to compel arbitration. In July 2010, a separate class-action involving this subject was filed in the Circuit Court of Greene County, Missouri, making claims under Missouri’s consumer protection statute. That case was removed to the U.S. District Court for the Western District of Missouri and dismissed on January 11, 2011. Plaintiffs in the remaining case in the Southern District of Florida have requested equitable relief and unspecified monetary damages. A voluntary mediation is currently scheduled to begin in mid-May. No class has been certified and unless and until a class is certified, the scope of the class and claims remains unknown. There are numerous factors that result in a greater degree of complexity in class-action lawsuits as compared to other types of litigation. Although it is not possible to predict the ultimate resolution or financial liability with respect to this lawsuit, management is currently of the opinion that the outcome of this proceeding would not have a material effect on Regions’ business, consolidated financial position, or cash flows. However, in light of the inherent uncertainties involved in class-action matters, it is reasonably possible that an adverse outcome in this matter could be material to Regions’ consolidated results of operations in the particular reporting period of occurrence.

NOTE 14—Recent Accounting Pronouncements

In January 2011, the FASB issued accounting guidance temporarily deferring the effective date for when public-entity creditors are required to provide new disclosures, which were addressed in previously issued guidance regarding receivables, for troubled debt restructurings (“TDRs”). The deferred effective date will coincide with the effective date for the clarified guidance about what constitutes a TDR for creditors, which was issued in April 2011 by the FASB. Regions will apply the clarified definition to all loans modified after January 1, 2011, and will begin reporting any newly identified TDRs with September 30, 2011 financial reporting. Any change to the allowance for loan losses arising from a modified loan being newly considered a TDR, and therefore impaired under applicable accounting literature, will be reported in the third quarter of 2011. The guidance also requires new disclosures for TDRs, which will be included with September 30, 2011 financial reporting. Regions is currently in the process of evaluating the impact of the clarified TDR definition on the allowance for loan losses and related disclosures.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following discussion and analysis is part of Regions Financial Corporation’s (“Regions” or the “Company”) Quarterly Report on Form 10-Q to the Securities and Exchange Commission (“SEC”) and updates Regions’ Form 10-K for the year ended December 31, 2010, which was previously filed with the SEC. This financial information is presented to aid in understanding Regions’ financial position and results of operations and should be read together with the financial information contained in the Form 10-K. Certain prior period amounts presented in this discussion and analysis have been reclassified to conform to current period classifications, except as otherwise noted. The emphasis of this discussion will be on the three months ended March 31, 2011 compared to the three months ended March 31, 2010 for the statement of operations. For the balance sheet, the emphasis of this discussion will be the balances as of March 31, 2011 compared to December 31, 2010.

This discussion and analysis contains statements that may be considered “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. See pages 3 and 4 for additional information regarding forward-looking statements.

CORPORATE PROFILE

Regions is a financial holding company headquartered in Birmingham, Alabama, which operates throughout the South, Midwest and Texas. Regions provides traditional commercial, retail and mortgage banking services, as well as other financial services in the fields of investment banking, asset management, trust, mutual funds, securities brokerage, insurance and other specialty financing.

Regions conducts its banking operations through Regions Bank, an Alabama chartered commercial bank that is a member of the Federal Reserve System. At March 31, 2011, Regions operated 1,771 total branch outlets in Alabama, Arkansas, Florida, Georgia, Illinois, Indiana, Iowa, Kentucky, Louisiana, Mississippi, Missouri, North Carolina, South Carolina, Tennessee, Texas and Virginia. Regions provides brokerage services and investment banking from 319 offices of Morgan Keegan & Company, Inc. (“Morgan Keegan”), a full-service regional brokerage and investment banking firm. Regions provides full-line insurance brokerage services primarily through Regions Insurance, Inc.

Regions’ profitability, like that of many other financial institutions, is dependent on its ability to generate revenue from net interest income and non-interest income sources. Net interest income is the difference between the interest income Regions receives on interest-earning assets, such as loans and securities, and the interest expense Regions pays on interest-bearing liabilities, principally deposits and borrowings. Regions’ net interest income is impacted by the size and mix of its balance sheet components and the interest rate spread between interest earned on its assets and interest paid on its liabilities. Non-interest income includes fees from service charges on deposit accounts, brokerage, investment banking, capital markets, and trust activities, mortgage servicing and secondary marketing, insurance activities, and other customer services which Regions provides. Results of operations are also affected by the provision for loan losses and non-interest expenses, such as salaries and employee benefits, occupancy, professional fees, Federal Deposit Insurance Corporation (“FDIC”) insurance, other real estate owned and other operating expenses, as well as income taxes.

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

FIRST QUARTER HIGHLIGHTS

Regions reported net income available to common shareholders of $17 million, or $0.01 per diluted share in the first quarter of 2011, compared to a net loss available to common shareholders of $255 million, or $0.21 loss per diluted share in the first quarter of 2010. A decline in the provision for loan losses was the primary driver of the improvement in operations from the prior year period. During the first quarter of 2011, Regions recorded a $482 million provision for loan losses, $288 million lower than the first quarter of 2010, reflecting improving credit trends. Higher net interest income and non-interest income along with lower non-interest expenses also contributed to the improved results from operations. Slower prepayments resulted in lower premium amortization on mortgage-backed securities and lower deposit pricing drove the net interest margin to 3.07 percent for the first quarter of 2011, a 30 basis point improvement over the first quarter of 2010.

Net interest income on a fully taxable-equivalent basis for the first quarter of 2011 was $872 million compared to $839 million in the first quarter of 2010. Improved deposit pricing resulting from a favorable mix shift to lower cost products, as evidenced by a decline in deposit costs from 1.00 percent to 0.59 percent, drove the increase in net interest income.

Net charge-offs totaled $481 million, or an annualized 2.37 percent of average loans, in the first quarter of 2011, compared to $700 million, or an annualized 3.16 percent for the first quarter of 2010. Charge-offs were lower across most major categories when comparing the 2011 period to the prior year period, with investor real estate representing the most significant driver of the decrease. The provision for loan losses, which essentially matched net charge-offs, totaled $482 million in the first quarter of 2011 compared to $770 million during the first quarter of 2010. The allowance for loan losses at March 31, 2011 was 3.92 percent of total loans, net of unearned income, compared to 3.84 percent at December 31, 2010 and 3.61 percent at March 31, 2010. Total non-performing assets were $3.9 billion at both March 31, 2011 and December 31, 2010, compared to $4.6 billion at March 31, 2010.

Non-interest income for the first quarter of 2011 increased by $31 million compared to the first quarter of 2010. The increase was primarily driven by increases in brokerage, investment banking and capital markets income as well as securities gains. These increases are offset somewhat by decreases in mortgage income. Total non-interest expense was $1.2 billion in the first quarter of 2011, a $63 million decrease from the first quarter of 2010, primarily the result of a $53 million loss on the prepayment of approximately $1.5 billion of FHLB advances during the first quarter of 2010.

TOTAL ASSETS

Regions’ total assets at March 31, 2011 were $131.8 billion, compared to $132.4 billion at December 31, 2010. The decrease in total assets from year-end 2010 resulted primarily from decreases in the loan portfolio, a product of strategic decisions to reduce the concentration in investor real estate loans. A decrease in other assets, primarily driven by settlements of securities sales, also drove the overall decrease in assets. These decreases were partially offset by increases in securities available for sale.

LOANS

At March 31, 2011, loans represented 70 percent of Regions’ interest-earning assets compared to 72 percent at December 31, 2010. The following table presents the distribution by loan segment and class of Regions’ loan portfolio, net of unearned income:

Table 1—Loan Portfolio

	March 31 2011	December 31 2010	March 31 2010
	(In millions, net of unearned income)
Commercial and industrial	$23,149	$22,540	$21,220
Commercial real estate mortgage—owner occupied	11,889	12,046	12,028
Commercial real estate construction—owner occupied	430	470	598

Total commercial	35,468	35,056	33,846
Commercial investor real estate mortgage	12,932	13,621	15,702
Commercial investor real estate construction	1,895	2,287	4,703

Total investor real estate	14,827	15,908	20,405
Residential first mortgage	14,404	14,898	15,592
Home equity	13,874	14,226	15,066
Indirect	1,626	1,592	2,162
Other consumer	1,172	1,184	1,103

Total consumer	31,076	31,900	33,923

	$81,371	$82,864	$88,174

Loans, net of unearned income, totaled $81.4 billion at March 31, 2011, a decrease of $1.5 billion from year-end 2010 levels. Strategic decisions to reduce the concentration in investor real estate and, to a lesser extent, sales of residential mortgage loans were the primary contributors to the decrease. The decrease was partially offset by an increase in commercial and industrial loans.

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

The following chart presents details of Regions’ $14.8 billion investor real estate portfolio as of March 31, 2011 (dollars in billions):

LAND, SINGLE-FAMILY AND CONDOMINIUM

Credit quality of the investor real estate portfolio is sensitive to risks associated with construction loans such as cost overruns, project completion risk, general contractor credit risk, environmental and other hazard risks, and market risks associated with the sale or rental of completed properties. Certain components of the investor real estate portfolio segment carry a higher risk of non-collection. While losses within these loan types were influenced by conditions described above, the most significant drivers of losses were the continued decline in demand for residential real estate and in the value of property. The land, single-family and condominium components of the Investor Real Estate portfolio are particularly affected by these risks and conditions.

The following table presents credit metrics for land, single-family and condominium loans:

Table 2—Land, Single-Family and Condominium

	March 31 2011	December 31 2010	March 31 2010
	(In millions, net of unearned income)
Land
Loan balance	$1,382	$1,640	$2,613
Accruing loans 90 days past due	3	1	12
Non-accruing loans*	369	476	713
Non-accruing %	26.7%	29.0%	27.3%

Single-Family
Loan balance	$1,128	$1,236	$1,885
Accruing loans 90 days past due	3	3	3
Non-accruing loans*	267	290	496
Non-accruing %	23.7%	23.5%	26.3%

Condominium
Loan balance	$284	$308	$487
Accruing loans 90 days past due	—	—	—
Non-accruing loans*	87	92	157
Non-accruing %	30.6%	29.9%	32.2%

*	Excludes non-accruing loans held for sale.

Beginning in 2008 and continuing through 2011, Regions has strategically reduced exposures in these product types through pro-active workouts, appropriate charge-offs, and asset dispositions.

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

The following table presents credit metrics and geographic distribution for multi-family and retail loans:

Table 3—Multi-family and Retail

	March 31 2011	December 31 2010	March 31 2010
	(In millions, net of unearned income)
Multi-family (1)
Loan balance	$3,908	$4,241	$4,999
Accruing loans 90 days past due	1	1	—
Non-accruing loans*	215	239	122
Non-accruing %	5.5%	5.6%	2.4%

Retail (2)
Loan balance	$3,018	$3,099	$3,895
Accruing loans 90 days past due	4	—	28
Non-accruing loans*	241	177	347
Non-accruing %	8.0%	5.7%	8.9%

(1)

The majority of the March 31, 2011 balance related to multi-family loans is geographically distributed throughout the following areas: Texas 19%, Florida 14%, Georgia 9%, Tennessee 8%, Louisiana 7%, North Carolina 6% and Alabama 5%. All other states, none of which comprise more than 4%, make up the remainder of the balance.

(2)

The majority of the March 31, 2011 balance related to retail loans is geographically distributed throughout the following areas: Florida 24%, Texas 13%, Georgia 10%, Alabama 9%, Tennessee 8%, and North Carolina 6%. All other states, none of which comprise more than 4%, make up the remainder of the balance.

*	Excludes non-accruing loans held for sale.

Strategic reductions in investor real estate exposures as discussed above drove the year-over-year decreases in multi-family and retail. While the retail category experienced an increase in non-accrual loans since December 31, 2010, this category comprises less than 10 percent of all non-accrual loans.

HOME EQUITY PORTFOLIO

The home equity portfolio totaled $13.9 billion at March 31, 2011 as compared to $14.2 billion at December 31, 2010 and $15.1 billion at March 31, 2010. Substantially all of this portfolio was originated through Regions’ branch network. Losses in this portfolio generally track overall economic conditions. The main source of economic stress has been in Florida, where residential property values have declined significantly while unemployment rates have risen to historically high levels. Losses in Florida where Regions is in a second lien position are higher than first lien losses.

The following tables provide details related to the home equity portfolio as follows:

Table 4—Selected Home Equity Portfolio Information

	Three Months Ended March 31, 2011
	Florida			All Other States			Total
(Dollars in millions)	1st Lien	2nd Lien	Total	1st Lien	2nd Lien	Total	1st Lien	2nd Lien	Total
Balance	$2,040	$3,067	$5,107	$4,060	$4,707	$8,767	$6,100	$7,774	$13,874
Net Charge-offs	16	52	68	6	20	26	22	72	94
Net Charge-off % (1)	3.10%	6.79%	5.33%	0.65%	1.64%	1.18%	1.47%	3.68%	2.71%

	Three Months Ended March 31, 2010
	Florida			All Other States			Total
(Dollars in millions)	1st Lien	2nd Lien	Total	1st Lien	2nd Lien	Total	1st Lien	2nd Lien	Total
Balance	$2,127	$3,425	$5,552	$4,306	$5,208	$9,514	$6,433	$8,633	$15,066
Net Charge-offs	15	68	83	8	24	32	23	92	115
Net Charge-off % (1)	2.92%	7.96%	6.04%	0.74%	1.85%	1.35%	1.46%	4.27%	3.07%

(1)	Net charge-off percentages are calculated on an annualized basis as a percent of average balances.

Net charge-offs were an annualized 2.71 percent of home equity loans for the first three months of 2011 compared to an annualized 3.07 percent through the first three months of 2010. Losses in Florida-based credits remained at elevated levels, as unemployment levels remain high and property valuations in certain markets have continued to experience ongoing deterioration. As illustrated in Table 4 “Selected Home Equity Portfolio Information,” these loans and lines in Florida represent approximately $5.1 billion of Regions’ total home equity portfolio at March 31, 2011. Of that balance, approximately $2.0 billion represent first liens, while second liens, which total $3.1 billion, are the main source of losses. Florida second lien losses were 6.79 percent annualized through the first three months of 2011 as compared to 7.96 percent for the same period of 2010. Through the first three months of 2011, home equity losses in Florida amounted to an annualized 5.33 percent of loans and lines versus 1.18 percent across the remainder of Regions’ footprint. This compares to the first three months of 2010 losses of 6.04 percent and 1.35 percent, respectively.

The Company calculated an estimate of the current value of property secured as collateral for home equity lending products (“current LTV”). The estimate is based on home price indices compiled by the Federal Housing Finance Agency (“FHFA”). The FHFA data indicates trends for Metropolitan Statistical Areas (“MSA”). Regions uses the FHFA valuation trends from the MSA’s in the Company’s footprint in its estimate. The trend data is applied to the loan portfolios taking into account the age of the most recent valuation and geographic area. At March 31, 2011, the Company estimates that the number of home equity loans where the current LTV exceeded 100 was approximately 8.8 percent, while approximately 15.2 percent of the outstanding balances of home equity loans had a current LTV greater than 100. If the home equity loan is in a second lien position, the first lien has also been considered in the analysis. If the first lien position is with another institution, the Company uses the first lien outstanding balance at the time the second lien was originated.

Using the same methodology described in the above discussion of home equity loans, at March 31, 2011, the Company estimates that the number of residential first mortgage loans where the current LTV exceeded 100 was approximately 5.3 percent, while approximately 11.4 percent of the outstanding balances of residential first mortgage loans had a current LTV greater than 100.

ALLOWANCE FOR CREDIT LOSSES

The allowance for credit losses represents management’s estimate of credit losses inherent in the portfolio. The allowance for credit losses consists of two components: the allowance for loan losses and the reserve for unfunded credit commitments. Management’s assessment of the adequacy of the allowance for credit losses is based on a combination of both of these components. Regions determines its allowance for credit losses in accordance with applicable accounting literature as well as regulatory guidance related to receivables and contingencies. Binding unfunded credit commitments include items such as letters of credit, financial guarantees and binding unfunded loan commitments.

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

The allowance for loan losses totaled $3.2 billion at March 31, 2011, December 31, 2010 and March 31, 2010. The allowance for loan losses as a percentage of net loans was 3.92 percent at March 31, 2011 compared to 3.84 percent at December 31, 2010 and 3.61 percent at March 31, 2010. The reserve for unfunded credit commitments was $78 million at March 31, 2011 compared to $71 million at December 31, 2010 and $66 million at March 31, 2010. Net charge-offs as a percentage of average loans (annualized) were 2.37 percent and 3.16 percent in the first three months of 2011 and 2010, respectively. Charge-off ratios were lower across most major categories, period over period. Investor real estate losses continue to be the largest contributor to charge-offs. In addition to lower levels of charge-offs, credit quality metrics generally improved, including lower levels of criticized and classified loans as well as delinquencies. However, non-performing loans and the level of non-performing assets are essentially flat as compared to year-end. Gross inflows of non-performing loans, while lower than recent quarters, continue to be at elevated levels. These factors all impact management’s estimate of the allowance for credit losses, which was essentially flat as compared to December 31, 2010.

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

Given current economic pressures, management expects that net loan charge-offs will continue at an elevated level during 2011. Additionally, while the provision is expected to remain elevated, it is likely to trend down throughout 2011. Economic trends such as real estate valuations, interest rates and unemployment will impact the future levels of net charge-offs and provision. Details regarding the allowance and net charge-offs, including an analysis of activity from the previous year’s totals, are included in Table 5 “Allowance for Credit Losses.”

Activity in the allowance for credit losses is summarized as follows:

Table 5—Allowance for Credit Losses

	Three Months Ended March 31
	2011	2010
	(Dollars in millions)
Allowance for loan losses at beginning of year	$3,185	$3,114
Loans charged-off:
Commercial and industrial	78	98
Commercial real estate mortgage—owner occupied	69	34
Commercial real estate construction—owner occupied	4	14
Commercial investor real estate mortgage	138	212
Commercial investor real estate construction	43	151
Residential first mortgage	57	63
Home equity	100	120
Indirect	7	13
Other consumer	16	25

	512	730
Recoveries of loans previously charged-off:
Commercial and industrial	6	6
Commercial real estate mortgage—owner occupied	3	2
Commercial real estate construction—owner occupied	—	—
Commercial investor real estate mortgage	6	5
Commercial investor real estate construction	1	1
Residential first mortgage	1	1
Home equity	6	4
Indirect	3	5
Other consumer	5	6

	31	30
Net charge-offs:
Commercial and industrial	72	92
Commercial real estate mortgage—owner occupied	66	32
Commercial real estate construction—owner occupied	4	14
Commercial investor real estate mortgage	132	207
Commercial investor real estate construction	42	150
Residential first mortgage	56	62
Home equity	94	116
Indirect	4	8
Other consumer	11	19

	481	700
Provision for loan losses	482	770

Allowance for loan losses at March 31	$3,186	$3,184

Reserve for unfunded credit commitments at January 1	71	74
Provision for unfunded credit commitments	7	(8)

Reserve for unfunded credit commitments at March 31	78	66

Allowance for credit losses at end of period	$3,264	$3,250

Loans, net of unearned income, outstanding at end of period	$81,371	$88,174
Average loans, net of unearned income, outstanding for the period	$82,412	$89,723
Ratios:
Allowance for loan losses at end of period to loans, net of unearned income	3.92%	3.61%
Allowance for loan losses at end of period to non-performing loans, excluding loans held for sale	1.03x	0.86x
Net charge-offs as percentage of:
Average loans, net of unearned income	2.37	3.16
Provision for loan losses	99.8	90.9

Loans deemed to be impaired include troubled debt restructurings (“TDRs”), plus commercial and investor real estate non-accrual loans. For consumer TDRs, Regions measures the level of impairment based on pools of loans stratified by common risk characteristics. Commercial and investor real estate impaired loans with outstanding balances equal to or greater than $2.5 million are evaluated individually for impairment. For these loans, Regions measures the level of impairment based on the present value of the estimated projected cash flows, the estimated value of the collateral or, if available, observable market prices. If current valuations are lower than the current book balance of the credit, the negative differences are reviewed for possible charge-off. In instances where management determines that a charge-off is not appropriate, a specific reserve is established for the individual loan in question. This specific reserve is incorporated as a part of the overall allowance for credit losses. The recorded investment in impaired loans was approximately $4.5 billion at both March 31, 2011 and December 31, 2010. Loans that were characterized as TDRs totaled $2.2 billion and $2.1 billion at March 31, 2011 and December 31, 2010, respectively. The allowance allocated to TDRs totaled $288 million at March 31, 2011 and $224 million at December 31, 2010.

Regions continues to work to meet the individual needs of consumer borrowers to stem foreclosure through the Customer Assistance Program (“CAP”). Regions designed the program to allow for customer-tailored modifications with the goal of keeping customers in their homes and avoiding foreclosure where possible. Modification may be offered to any borrower experiencing financial hardship—regardless of the borrower’s payment status. Under the CAP, Regions may offer a short-term deferral, a term extension, an interest rate reduction, a new loan product, or a combination of these options. Regions evaluates the success of the modification program (the “recidivism rate”). The recidivism rate is the 60-day and greater delinquency rate inclusive of non-accruing loans for all TDRs which were restructured six months or prior to the reporting period. For CAP modifications, this rate is currently approximately 21%. For loans restructured under the CAP, Regions expects to collect the original contractually due principal. The gross original contractual interest may be collectible, depending on the terms modified. The length of the CAP modifications ranges from temporary payment deferrals of three months to term extensions for the life of the loan. All such modifications are considered TDRs regardless of the term if there is a concession to a borrower experiencing financial difficulty. Modified loans are subject to policies governing accrual/nonaccrual evaluation consistent with all other loans of the same product type. Consumer loans are subject to objective accrual/nonaccrual decisions. Under these policies, loans subject to the CAP are charged down to estimated value and placed on nonaccrual status on or before the month in which the loan becomes 180 days past due. Because the program was designed to evaluate potential CAP participants as early as possible in the lifecycle of the troubled loan, many of the modifications are finalized without the borrower ever reaching 180 days past due, and with the loans having never been placed on nonaccrual. Accordingly, given the positive impact of the restructuring on the likelihood of recovery of cash flows due under the modified terms, accrual status continues to be appropriate for these loans. None of the modified consumer loans listed in the TDR disclosures were collateral-dependent at the time of modification. At March 31, 2011, approximately $158 million in residential first mortgage TDRs and approximately $11 million in home equity TDRs were in excess of 180 days past due and are considered collateral-dependent.

If loans characterized as TDRs perform according to the restructured terms for a satisfactory period of time, the TDR designation may be removed in a new calendar year if the loan yields a market rate. A minimum of six months’ consecutive payments is required in order to demonstrate a performance history sufficient to remove the TDR designation. Under Regions’ current policy, the market rate assessment must be made at the date of the modification considering the terms that would be offered to a new borrower with a similar credit profile. Given the types of concessions currently being granted under the CAP as described above, Regions does not expect that the market rate condition will be widely achieved; accordingly, Regions expects loans modified through the CAP to remain identified as TDRs.

Residential first mortgage, home equity and other consumer TDRs are consumer loans modified under the CAP. Commercial and investor real estate are not the result of a formal program, but represent situations where modification was offered as a workout alternative. The following table summarizes TDRs for the periods ending March 31, 2011 and December 31, 2010:

Table 6—Troubled Debt Restructurings

	March 31, 2011		December 31, 2010
	Loan Balance	Allowance for Credit Losses	Loan Balance	Allowance for Credit Losses
	(In millions)
Accruing:
Commercial	$72	$9	$77	$5
Investor real estate	208	12	192	4
Residential first mortgage	854	105	813	97
Home equity	355	50	335	42
Other consumer	64	1	66	1

	$1,553	$177	$1,483	$149

Non-accrual status or 90 days past due:
Commercial	$120	$33	$105	$23
Investor real estate	230	47	198	20
Residential first mortgage	221	27	240	28
Home equity	28	4	30	4
Other consumer	1	—	—	—

	600	111	573	75

	$2,153	$288	$2,056	$224

Note 1.	All loans listed in the table above are considered impaired under applicable accounting literature.
Note 2.	Net charge-offs on commercial TDRs were approximately $5 million and $1 million for the three months ended March 31, 2011 and 2010, respectively.
Net charge-offs on investor real estate TDRs were approximately $3 million and $3 million for the three months ended March 31, 2011 and 2010, respectively.
Net charge-offs on residential first mortgage TDRs were approximately $29 million and $22 million for the three months ended March 31, 2011 and 2010, respectively.
Net charge-offs on home equity TDRs were approximately $12 million and $10 million for the three months ended March 31, 2011 and 2010, respectively.
Net charge-offs on other consumer TDRs were approximately $1 million and $2 million for the three months ended March 31, 2011 and 2010, respectively.

NON-PERFORMING ASSETS

Non-performing assets are summarized as follows:

Table 7—Non-Performing Assets

	March 31 2011	December 31 2010	March 31 2010
	(Dollars in millions)
Non-performing loans:
Commercial and industrial	$446	$467	$517
Commercial real estate mortgage—owner occupied	648	606	623
Commercial real estate construction—owner occupied	31	29	38

Total commercial	1,125	1,102	1,178
Commercial investor real estate mortgage	1,142	1,265	1,343
Commercial investor real estate construction	448	452	986

Total investor real estate	1,590	1,717	2,329
Residential first mortgage	303	285	199
Home equity	69	56	—

Total non-performing loans, excluding loans held for sale	3,087	3,160	3,706
Non-performing loans held for sale	381	304	256

Total non-performing loans (1)	3,468	3,464	3,962
Foreclosed properties	465	454	610

Total non-performing assets (1)	$3,933	$3,918	$4,572

Accruing loans 90 days past due:
Commercial and industrial	$10	$9	$24
Commercial real estate mortgage—owner occupied	8	6	6
Commercial real estate construction—owner occupied	—	1	—

Total commercial	18	16	30
Commercial investor real estate mortgage	13	5	42
Commercial investor real estate construction	1	1	6

Total investor real estate	14	6	48
Residential first mortgage	315	359	365
Home equity	174	198	249
Indirect	2	2	3
Other consumer	4	4	5

	$527	$585	$700

Restructured loans not included in the categories above	$1,553	$1,483	$1,306

Non-performing loans (1) to loans and non-performing loans held for sale (2)	4.24%	4.17%	4.48%
Non-performing assets (1) to loans, foreclosed properties and non-performing loans held for sale (2)	4.78%	4.69%	5.13%

(1)	Exclusive of accruing loans 90 days past due
(2)

Beginning in the first quarter of 2011, non-performing loans and assets ratios include non-performing loans held for sale in the denominator, in addition to portfolio loans and foreclosed properties. Prior quarters have been revised to conform to current period presentation.

Non-performing assets totaled $3.9 billion at both March 31, 2011 and December 31, 2010, and $4.6 billion at March 31, 2010. Non-performing assets remained flat compared to year-end due to gross inflows essentially equaling charge-off, payment and disposition activity. Gross non-performing loan inflows of approximately $730 million for the quarter ended March 31, 2011 were significantly lower than $1.2 billion for the quarter ended March 31, 2010, but remain at elevated levels.

Foreclosed properties, a subset of non-performing assets, totaled $465 million, $454 million and $610 million at March 31, 2011, December 31, 2010 and March 31, 2010, respectively. The balance at March 31, 2011 remained essentially flat compared to year-end. Regions’ foreclosed properties are diversified geographically throughout the franchise. Foreclosed properties are recorded at the lower of the recorded investment in the loan or fair value less the estimated cost to sell.

Management expects non-performing assets to remain elevated as compared to historical levels. Economic trends such as real estate valuations, interest rates and unemployment, as well as the level of disposition activity, will impact the future level of non-performing assets.

Loans past due 90 days or more and still accruing were $527 million at March 31, 2011, a decrease from $585 million at December 31, 2010.

At March 31, 2011 and December 31, 2010, Regions had approximately $650 million and $800 million, respectively, of potential problem commercial and investor real estate loans that were not included in non-accrual loans, but for which management had concerns as to the ability of such borrowers to comply with their present loan repayment terms.

SECURITIES

The following table details the carrying values of securities:

Table 8—Securities

	March 31 2011	December 31 2010	March 31 2010
	(In millions)
U.S. Treasury securities	$94	$96	$66
Federal agency securities	20	21	51
Obligations of states and political subdivisions	31	30	46
Mortgage-backed securities
Residential agency	23,135	21,857	22,873
Residential non-agency	20	22	26
Commercial agency	154	112	21
Commercial non-agency	201	100	—
Other debt securities	25	27	25
Equity securities	1,044	1,048	1,141

	$24,724	$23,313	$24,249

Securities totaled $24.7 billion at March 31, 2011, an increase of $1.4 billion from year-end 2010 levels. As part of the Company’s asset/liability management process, in the first quarter of 2011, Regions sold approximately $2.4 billion of agency securities available for sale and recognized a gain of approximately $82 million. The proceeds were reinvested into similar securities with slightly longer durations.

Securities available for sale, which comprise nearly all of the securities portfolio, are an important tool used to manage interest rate sensitivity and provide a primary source of liquidity for the Company (see MARKET RISK—INTEREST RATE RISK and LIQUIDITY).

LOANS HELD FOR SALE

Loans held for sale totaled $1.6 billion at March 31, 2011, consisting of $1.2 billion of residential real estate mortgage loans and $381 million of non-performing investor real estate loans. At December 31, 2010, loans held for sale totaled $1.5 billion, consisting of $1.2 billion of residential real estate mortgage loans and $304 million of non-performing investor real estate loans.

OTHER INTEREST-EARNING ASSETS

All other interest-earning assets, which are primarily comprised of interest-bearing deposits in other banks, trading account assets, and other interest-earning assets, increased approximately $165 million from year-end 2010 to March 31, 2011 primarily due to an increase in trading assets.

GOODWILL

Goodwill totaled $5.6 billion at both March 31, 2011 and December 31, 2010 and is allocated to each of Regions’ reportable segments (each a reporting unit), at which level goodwill is tested for impairment on an annual basis or more often if events and circumstances indicate impairment may exist (refer to Note 1 “Significant Accounting Policies” to the 2010 consolidated financial statements filed on Form 10-K for the year ended December 31, 2010 for further discussion of when Regions tests goodwill for impairment). Adverse changes in the economic environment, declining operations of the reporting unit, or other factors could result in a decline in the estimated implied fair value of goodwill. If the estimated implied fair value is less than the carrying amount, a loss would be recognized to reduce the carrying amount to the estimated implied fair value.

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

	1st Quarter 2011	4th Quarter 2010	3rd Quarter 2010	2nd Quarter 2010	1st Quarter 2010
Discount Rate	15%	15%	16%	16%	16%

In the fourth quarter of 2010, Regions reduced the company-specific component of its discount rate to reflect several positive factors that occurred during the period, as well as factors which reduced the uncertainty of future cash flow projections. Specifically, the Company earned a profit and experienced improving credit metrics, including lower non-performing assets and lower gross inflows of non-performing loans than in the third quarter of 2010. Additionally, Regions experienced lower levels of criticized loans, a leading indicator of loan losses (see Note 5 “Allowance for Credit Losses” to the 2010 consolidated financial statements filed on Form 10-K for further details, including a definition of “criticized loans”). The Company also completed its three-year strategic plan, which reflected improving credit trends and included additional clarity around future cash flows that were driven by a proposed rule issued by the Federal Reserve governing debit interchange income and the announcements in the fourth quarter of 2010 and January of 2011 of pending non-distressed, orderly sales of financial institutions of comparable size and/or footprint to Regions. Additionally, the Basel Committee finalized its capital framework, which provided additional clarity on future equity requirements that impact the projections of future cash flows. In the judgment of management, these factors outweighed the downgrades of Regions’ debt to below investment grade during the fourth quarter of 2010, as well as new rules which impacted FDIC insurance premiums.

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

Refer to Note 5 “Goodwill”, for further discussion of these approaches and related assumptions. The fair values of assets and liabilities are determined using an exit price concept. Refer to the discussion of fair value in Note 11 “Fair Value Measurements” for discussions of the exit price concept and the determination of fair values of financial assets and liabilities.

In the fourth quarter of 2008, Regions performed its goodwill impairment tests for the Banking/Treasury reporting unit, which resulted in an implied fair value of goodwill of approximately $4.7 billion and a goodwill impairment charge of $6.0 billion. Throughout 2009 and continuing into the first half of 2010, in the Banking/Treasury reporting unit, the credit quality of Regions’ loan portfolio declined, which contributed to increased losses as well as elevated non-performing loan levels. Accordingly, Regions performed tests of goodwill for impairment during each quarter of 2010 and during the second, third and fourth quarters of 2009 in a manner consistent with the test conducted in the fourth quarter of 2008. The long-term fair value of equity was determined using both income and market approaches (discussed in Note 5 “Goodwill”). The results of these calculations continued to indicate that the fair value of the Banking/Treasury reporting unit was less than its carrying amount. As of March 31, 2011, the carrying amount and fair value of the Banking/Treasury reporting unit were $11.5 billion and $8.3 billion, respectively, while the carrying amount of goodwill for the reporting unit was $4.7 billion. Therefore, Step Two of the goodwill impairment test was performed. In Step Two, the fair values of the reporting unit’s assets and liabilities, including the loan portfolio, intangible assets, time deposits, debt, and others were calculated. Once the fair values were determined, deferred tax adjustments were calculated as applicable. The after-tax effects of the Step Two adjustments, which were primarily write-downs of assets to fair value, exceeded any reductions in the value of common equity determined in Step One; therefore, the results were no impairment for the Banking/Treasury reporting unit. Since the second quarter of 2009, the fair values of net assets and liabilities of the Banking/Treasury reporting unit have increased faster than the value of this reporting unit. Should the fair values of net assets continue to increase more rapidly than the fair value of this reporting unit, goodwill could be impaired in future periods.

Specific factors as of the date of filing the financial statements that could negatively impact the assumptions used in assessing goodwill for impairment include: disparities in the level of fair value changes in net assets compared to equity; adverse business trends resulting from litigation and/or regulatory actions; higher loan losses; lengthened forecasts of unemployment in excess of 10 percent beyond 2012; future increased minimum regulatory capital requirements above current thresholds (refer to Note 13 “Regulatory Capital Requirements and Restrictions” to the 2010 consolidated financial statements filed on Form 10-K for the year ended December 31, 2010 for a discussion of current minimum regulatory requirements); future federal rules and regulations resulting from the Dodd-Frank Act; and a protraction in the current low level of interest rates beyond 2012.

The following tables present an analysis of independent changes in market factors or significant assumptions that could adversely impact the carrying balance of goodwill in the Banking/Treasury reporting unit and the outcome of the Step One tests for the Investment Banking/Brokerage/Trust reporting units:

Impact to the Carrying Value of Goodwill Banking/Treasury Reporting Unit
Change in Discount Rate	Estimated Amount of Impairment
	(In millions)
+3.1%	$	(a)
+4%		(418)
+5%		(792)

Change in Tangible Book Value Multipliers (b)
-73%	$	(a)

Improvement in Loan Fair Values
+3.7 Percentage Points	$	(a)
+4 Percentage Points		(165)
+5 Percentage Points		(673)

(a)	Represents the point at which the implied fair value of goodwill would approximate its carrying value.
(b)

Represents a 73 percent decline in both tangible book value multipliers of 1.0x and 1.2x for the public company method and the transaction method, respectively. The 1.0x multiplier for the public company method is before the 30 percent control premium utilized for this metric. See Note 5 for further details.

Impact to Step One Conclusion Investment Banking/Brokerage/Trust and Insurance Reporting Units
Impact of Change
Change in Discount Rate	Investment Banking/ Brokerage/Trust	Insurance
+1%	Pass	Pass
+2%	Pass	Pass
+3%	Pass	Pass

Change in Market Approach Multipliers (c)(d)
-10%	Pass	Pass
-20%	Pass	Pass
-30%	Pass	Pass
-40%	Pass	Fail

(c)

For Investment Banking/Brokerage/Trust, represents the percent decline in both tangible book value multipliers of 1.8x and 2.1x for the public company method and the transaction method, respectively. The 1.8x multiplier for the public company method is before the 30 percent control premium utilized for this metric. See Note 5 for further details.

(d)

For Insurance, represents the percent decline in the 16.0x multiplier for the last twelve months of net income and is before the 30 percent control premium utilized for this metric. See Note 5 for further details.

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

The following table summarizes deposits by category:

Table 9—Deposits

	March 31 2011	December 31 2010	March 31 2010
	(In millions)
Non-interest-bearing demand	$27,480	$25,733	$23,391
Savings accounts	5,064	4,668	4,394
Interest-bearing transaction accounts	13,365	13,423	15,715
Money market accounts—domestic	27,261	27,420	26,196
Money market accounts—foreign	533	569	635

Low-cost deposits	73,703	71,813	70,331
Time deposits	22,656	22,784	27,939

Customer deposits	96,359	94,597	98,270
Corporate Treasury deposits
Time deposits	10	17	62

Total deposits	$96,369	$94,614	$98,332

Total deposits at March 31, 2011 increased approximately $1.8 billion compared to year-end 2010 levels. The overall increase in deposits was primarily driven by an increase in non-interest-bearing demand accounts.

Regions elected to exit the FDIC’s Transaction Account Guarantee (“TAG”) program on July 1, 2010. The TAG program is a component of the Temporary Liquidity Guarantee Program, whereby the FDIC guarantees all funds held at participating institutions beyond the $250,000 deposit insurance limit in qualifying transaction accounts. Regions’ decision to exit the program did not have a significant impact on liquidity. The Dodd-Frank Act permanently increased the FDIC coverage limit to $250,000. Also as a result of the Dodd-Frank Act, effective as of December 31, 2010, unlimited coverage for non-interest bearing demand transaction accounts will be provided until January 1, 2013.

SHORT-TERM BORROWINGS

The following is a summary of short-term borrowings:

Table 10—Short-Term Borrowings

	March 31 2011	December 31 2010	March 31 2010
	(In millions)
Company funding sources:
Federal funds purchased	$16	$19	$17
Securities sold under agreements to repurchase	296	763	274
Federal Home Loan Bank advances	—	500	—
Treasury, tax and loan notes	97	118	124
Other short-term borrowings	35	95	56

	444	1,495	471

Customer-related borrowings:
Securities sold under agreements to repurchase	1,906	1,934	1,396
Brokerage customer liabilities	413	324	384
Short-sale liability	402	174	313
Customer collateral	17	10	120

	2,738	2,442	2,213

	$3,182	$3,937	$2,684

COMPANY FUNDING SOURCES

Federal funds purchased and securities sold under agreements to repurchase used for funding purposes totaled $312 million at March 31, 2011 compared to $782 million at December 31, 2010. The level of these borrowings can fluctuate significantly on a day-to-day basis, depending on funding needs and which sources of funds are used to satisfy those needs. All such arrangements are considered typical of the banking and brokerage industries and are accounted for as borrowings.

As another source of funding, the Company utilized short-term borrowings through the issuance of Federal Home Loan Bank (“FHLB”) advances. FHLB borrowings are used to satisfy short-term borrowing requirements and can also fluctuate between periods. There were no short-term FHLB borrowings outstanding at March 31, 2011 compared to $500 million at December 31, 2010. See the “Liquidity” section for discussion of Regions’ borrowing capacity with the FHLB.

Treasury, tax and loan notes consist of borrowings from the Federal Reserve Bank. At March 31, 2011, Regions had $97 million outstanding under this program, compared to $118 million at December 31, 2010. See the “Liquidity” section for further detail of Regions’ borrowing capacity with the Federal Reserve.

Other short-term borrowings are related to Morgan Keegan and include certain lines of credit that Morgan Keegan maintains with unaffiliated banks totaling $35 million and $95 million at March 31, 2011 and December 31, 2010, respectively. The lines of credit provide for maximum borrowings of $585 million as of March 31, 2011.

Selected data for short-term borrowings used for funding purposes for the quarter ended March 31, 2011 is presented below:

Federal funds purchased:
Balance at quarter-end	$16
Average outstanding (based on average daily balances)	20
Maximum amount outstanding at any month-end during the quarter	106
Weighted-average interest rate at quarter-end	0.2%
Weighted-average interest rate on amounts outstanding during the quarter (based on average daily balances)	0.1%
Securities sold under agreements to repurchase:
Balance at quarter-end	$296
Average outstanding (based on average daily balances)	334
Maximum amount outstanding at any month-end during the quarter	361
Weighted-average interest rate at quarter-end	0.2%
Weighted-average interest rate on amounts outstanding during the quarter (based on average daily balances)	0.2%

CUSTOMER-RELATED BORROWINGS

Repurchase agreements are also offered as commercial banking products as short-term investment opportunities for customers. The balance totaled $1.9 billion at both March 31, 2011 and December 31, 2010. The level of these borrowings can fluctuate significantly on a day-to-day basis.

Regions, through Morgan Keegan, maintains two types of liabilities for its brokerage customers that are classified as short-term borrowings since Morgan Keegan pays its customers interest related to these liabilities. The brokerage customer position liability represents liquid funds in customers’ brokerage accounts. The short-sale liability represents traditional obligations to deliver to customers securities at a predetermined date and price. Balances due to brokerage customers totaled $413 million at March 31, 2011 compared to $324 million at December 31, 2010. The short-sale liability was $402 million at March 31, 2011 compared to $174 million at December 31, 2010. The balances of these liabilities fluctuate frequently based on customer activity.

Customer collateral increased $7 million to $17 million at March 31, 2011 from $10 million at December 31, 2010. This balance includes cash collateral posted by customers related to derivative transactions by swap customers of Morgan Keegan.

LONG-TERM BORROWINGS

Long-term borrowings are summarized as follows:

Table 11—Long-Term Borrowings

	March 31 2011	December 31 2010	March 31 2010
	(In millions)
Federal Home Loan Bank structured advances	$—	$200	$2,472
Other Federal Home Loan Bank advances	3,965	3,515	2,119
6.375% subordinated notes due May 2012	599	599	599
7.75% subordinated notes due March 2011	—	502	510
7.00% subordinated notes due March 2011	—	500	500
7.375% subordinated notes due December 2037	300	300	300
6.75% subordinated debentures due November 2025	162	162	163
7.75% subordinated notes due September 2024	100	100	100
7.50% subordinated notes due May 2018 (Regions Bank)	750	750	750
6.45% subordinated notes due June 2037 (Regions Bank)	497	497	497
4.85% subordinated notes due April 2013 (Regions Bank)	495	494	492
5.20% subordinated notes due April 2015 (Regions Bank)	347	347	346
3.25% senior bank notes due December 2011	2,000	2,000	2,000
2.75% senior bank notes due December 2010	—	—	1,000
LIBOR floating rate senior bank notes due June 2010	—	—	250
LIBOR floating rate senior bank notes due December 2010	—	—	500
7.75% senior notes due November 2014	693	692	691
4.375% senior notes due December 2010	—	—	498
5.75% senior notes due June 2015	495	495	—
4.875% senior notes due April 2013	249	249	—
LIBOR floating rate senior notes due June 2012	350	350	350
6.625% junior subordinated notes due May 2047	498	498	498
8.875% junior subordinated notes due June 2048	345	345	345
Other long-term debt	183	383	451
Valuation adjustments on hedged long-term debt	169	212	252

	$12,197	$13,190	$15,683

Long-term borrowings decreased approximately $1.0 billion since year-end 2010 due primarily to approximately $1.0 billion of subordinated notes maturing during the first three months of 2011. FHLB structured advances are convertible quarterly at the option of the FHLB. The convertible feature provides that after a specified date in the future, the advances will remain at a fixed rate, or Regions will have the option to either pay off the advance or convert from a fixed rate to a variable rate based on the LIBOR index. The FHLB structured advances had weighted-average interest rates of 2.5% at both December 31, 2010 and March 31, 2010. Other FHLB advances have a weighted-average interest rate of 1.0%, 1.0% and 3.3% at March 31, 2011, December 31, 2010 and March 31, 2010, respectively, with maturities ranging from one to twenty years.

STOCKHOLDERS’ EQUITY

Stockholders’ equity was $16.6 billion at March 31, 2011 compared to $16.7 billion at December 31, 2010. During the first three months of 2011, net income increased stockholders’ equity by $69 million, cash dividends declared reduced equity by $13 million for common stock and $43 million for preferred stock, and changes in accumulated other comprehensive income decreased equity by $127 million.

Regions’ ratio of stockholders’ equity to total assets was 12.61 percent at March 31, 2011, compared to 12.64 percent at December 31, 2010. Regions’ ratio of tangible common stockholders’ equity to tangible assets was 5.98 percent at March 31, 2011, compared to 6.04 percent at December 31, 2010 (see Table 14 “GAAP to Non-GAAP Reconciliation” for further discussion).

See Note 6, “Stockholders’ Equity and Comprehensive Income (Loss)” for further information related to common shares available for repurchase and dividends.

REGULATORY CAPITAL REQUIREMENTS

Regions and Regions Bank are required to comply with regulatory capital requirements established by Federal banking agencies. These regulatory capital requirements involve quantitative measures of the Company’s assets, liabilities and certain off-balance sheet items, and also qualitative judgments by the regulators. Failure to meet minimum capital requirements can subject the Company to a series of increasingly restrictive regulatory actions. Currently, there are two basic measures of capital adequacy: a risk-based measure and a leverage measure.

The risk-based capital requirements are designed to make regulatory capital requirements more sensitive to differences in credit and market risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and interest rate risk, and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with specified risk-weighting factors. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. Banking organizations that are considered to have excessive interest rate risk exposure are required to maintain higher levels of capital.

The minimum standard for the ratio of total capital to risk-weighted assets is 8 percent. At least 50 percent of that capital level must consist of common equity, undivided profits and non-cumulative perpetual preferred stock, senior perpetual preferred stock issued to the U.S. Treasury under the CPP, minority interests relating to qualifying common or noncumulative perpetual preferred stock issued by a consolidated U.S. depository institution or foreign bank subsidiary, less goodwill, deferred tax assets and certain other intangibles (“Tier 1 capital”). The remainder (“Tier 2 capital”) may consist of a limited amount of other preferred stock, mandatorily convertible securities, subordinated debt, and a limited amount of the allowance for loan losses. The sum of Tier 1 capital and Tier 2 capital is “total risk-based capital” or total capital. However, under the Collins Amendment, which was passed as a section of the Dodd-Frank Act, trust preferred securities will be eliminated as an element of Tier 1 capital. This disallowance of trust preferred securities will be phased in from January 1, 2013 to January 1, 2016. Debt or equity instruments issued to the Federal government as part of the CPP are exempt from the Collins Amendment. As of March 31, 2011, Regions has $846 million of trust preferred securities that are subject to the Collins Amendment and $3.5 billion of preferred equity that is exempt from the Collins Amendment.

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

Regions is evaluating the anticipated impact of Basel III, which will begin in 2013 and is expected to be fully phased-in on January 1, 2019. The Company’s pro forma Tier 1 common and Tier 1 capital ratios as of March 31, 2011, based on Regions’ current understanding of the guidelines, are approximately 7.5 and 11.1 percent, above the Basel III minimums of 7 percent for Tier 1 common and 8.5 percent for Tier 1 capital. Regions also expects to meet the Basel III liquidity coverage ratio in its current form. However, there is still need for clarification of the Basel III rules as well as interpretation and implementation by U.S. banking regulators, so the ultimate impact on Regions is not completely known at this point. See the “Supervision and Regulation – Capital Requirements” subsection of the “Business” section and the “Risk Factors” section of Regions’ Annual Report on Form 10-K for the year ended December 31, 2010 for more information.

The following chart summarizes the applicable holding company and bank regulatory capital requirements. Regions’ capital ratios at March 31, 2011, December 31, 2010 and March 31, 2010 exceeded all regulatory requirements.

Table 12—Regulatory Capital Requirements

	March 31, 2011 Ratio	December 31, 2010 Ratio	March 31, 2010 Ratio	To Be Well Capitalized
Tier 1 common (non-GAAP):
Regions Financial Corporation	7.92%	7.85%	7.13%	NA (1)
Tier 1 capital:
Regions Financial Corporation	12.53%	12.40%	11.66%	6.00%
Regions Bank	11.89	11.68	10.62	6.00
Total capital:
Regions Financial Corporation	16.48%	16.35%	15.76%	10.00%
Regions Bank	15.13	14.93	13.94	10.00
Leverage:
Regions Financial Corporation	9.41%	9.30%	8.84%	5.00%
Regions Bank	9.02	8.85	8.10	5.00

(1)	The Board of Governors of the Federal Reserve System has identified 4% as the level of Tier 1 common capital sufficient to withstand adverse economic scenarios.

LIQUIDITY

GENERAL

Liquidity is an important factor in the financial condition of Regions and affects Regions’ ability to meet the borrowing needs and deposit withdrawal requirements of its customers. Regions intends to fund obligations primarily through cash generated from normal operations. In addition to these obligations, Regions has obligations related to potential litigation contingencies. See Note 13, “Commitments and Contingencies” to the consolidated financial statements for additional discussion of the Company’s funding requirements.

Assets, consisting principally of loans and securities, are funded by customer deposits, purchased funds, borrowed funds and stockholders’ equity. Regions’ goal in liquidity management is to satisfy the cash flow requirements of depositors and borrowers, while at the same time meeting the Company’s cash flow needs. The challenges of the current market environment demonstrate the importance of having and using various sources of liquidity to satisfy the Company’s funding requirements.

In order to ensure an appropriate level of liquidity is maintained, Regions performs specific procedures including scenario analyses and stress testing at the bank, holding company, and affiliate levels. Regions’ policy is to maintain a sufficient level of funding to meet projected cash needs, including all debt service and maturities, for the subsequent two years at the parent company and acceptable periods for the bank and other affiliates. The Company’s funding and contingency planning does not currently include any reliance on unsecured sources. Regions has continued to test those markets and has entered them only when opportunistic borrowing is available. Regions has chosen to focus on using short-term secured sources of funding.

The securities portfolio is one of Regions’ primary sources of liquidity. Maturities of securities provide a constant flow of funds available for cash needs (see Note 2 “Securities” to the consolidated financial statements). The agency guaranteed mortgage portfolio is another source of liquidity in various secured borrowing capacities. In anticipation of regulatory changes proposed within the Basel III framework, in particular the Liquidity Coverage Ratio, Regions increased its holdings in securities backed by the Government National Mortgage Association (“GNMA”), which are explicitly backed by the U.S. Government.

Maturities in the loan portfolio also provide a steady flow of funds. Additional funds are provided from payments on consumer loans and one-to-four family residential first mortgage loans. In addition, liquidity needs can also be met by borrowing funds in state and national money markets. Historically, Regions’ liquidity has been enhanced by its relatively stable customer deposit base. During 2010, Regions’ customer base grew substantially in response to competitive offers and customers’ desire to lock-in rates in the falling rate environment, as well as the introduction of new consumer and business checking products.

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

Due to the potential for uncertainty and inconsistency in the unsecured funding markets, Regions has been maintaining higher levels of cash liquidity by depositing excess cash with the Federal Reserve Bank, which is the primary component of the balance sheet line item, “interest-bearing deposits in other banks.” At March 31, 2011, Regions had over $4.9 billion in excess cash on deposit with the Federal Reserve. Regions’ borrowing availability with the Federal Reserve Bank as of March 31, 2011, based on assets available for collateral at that date, was $17.1 billion.

Regions periodically accesses funding markets through sales of securities with agreements to repurchase. Repurchase agreements are also offered through a commercial banking sweep product as a short-term investment opportunity for customers. All such arrangements are considered typical of the banking and brokerage industries and are accounted for as borrowings.

Regions’ financing arrangement with FHLB Atlanta adds additional flexibility in managing its liquidity position. As of March 31, 2011, Regions’ borrowing availability from FHLB Atlanta totaled $1.2 billion. FHLB borrowing capacity is contingent on the amount of collateral pledged to the FHLB. Regions Bank and its subsidiaries have pledged certain residential first mortgage loans on one-to-four family dwellings and home equity lines of credit as collateral for the FHLB advances outstanding. Additionally, investment in FHLB stock is required in relation to the level of outstanding borrowings. Regions held $419 million in FHLB stock at March 31, 2011. The FHLB has been and is expected to continue to be a reliable and economical source of funding.

In February 2010, Regions filed a shelf registration statement with the U.S. Securities and Exchange Commission. This shelf registration does not have a capacity limit and can be utilized by Regions to issue various debt and/or equity securities. The registration statement will expire in February 2013.

Regions’ Bank Note program allows Regions Bank to issue up to $20 billion aggregate principal amount of bank notes outstanding at any one time. No issuances have been made under this program as of March 31, 2011. Notes issued under the program may be senior notes with maturities from 30 days to 15 years and subordinated notes with maturities from 5 years to 30 years. These notes are not deposits and they are not insured or guaranteed by the FDIC.

Regions may, from time to time, consider opportunistically retiring outstanding issued securities, including subordinated debt, trust preferred securities and preferred shares in privately negotiated or open market transactions for cash or common shares. Regulatory approval would be required for retirement of some instruments.

Morgan Keegan maintains certain lines of credit with unaffiliated banks to manage liquidity in the ordinary course of business. See the “Short-Term Borrowings” section for further detail.

RATINGS

During the first quarter of 2011, Regions did not experience any rating actions; therefore, all debt ratings remained consistent with those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2010. Throughout 2010, Regions experienced rating actions by Standard & Poor’s Corporation (“S&P”), Moody’s Investors Service, Fitch Ratings and Dominion Bond Rating Service (“DBRS”). The agencies downgraded obligations of Regions Financial Corporation and Regions Bank. In general, ratings agencies base their ratings on many quantitative and qualitative factors, including capital adequacy, liquidity, asset quality, business mix, probability of government support, and level and quality of earnings. Any downgrade in credit ratings by one or more ratings agencies may impact Regions in several ways, including, but not limited to, Regions’ access to the capital markets or short-term funding, borrowing cost and capacity, collateral requirements, acceptability of its letters of credit, funding of variable rate demand notes (“VRDNs”), as well as FDIC insurance costs, thereby potentially adversely impacting Regions’ financial condition and liquidity.

Table 13 “Credit Ratings” reflects the debt ratings information of Regions Financial Corporation and Regions Bank by S&P, Moody’s Investors Service, Fitch Ratings and DBRS.

Table 13—Credit Ratings

As of March 31, 2011 and December 31, 2010
	Standard & Poor's	Moody's	Fitch	DBRS
Regions Financial Corporation
Senior notes	BB+	Ba3	BBB-	BBB
Subordinated notes	BB	B1	BB+	BBBL
Junior subordinated notes	B	B2	BB	BBBL
Regions Bank
Short-term debt	A-3	NP*	F3	R-2H
Long-term bank deposits	BBB-	Ba1	BBB	BBBH
Long-term debt	BBB-	Ba2	BBB-	BBBH
Subordinated debt	BB+	Ba3	BB+	BBB

*	Not Prime

At March 31, 2011, Moody’s and S&P’s credit ratings for Regions Financial Corporation were below investment grade. For Regions Bank, Moody’s credit ratings were below investment grade. Regions Financial Corporation and Regions Bank remain on a credit watch with negative implications from Moody’s. Additionally, many obligations of Regions Financial Corporation and Regions Bank remain on negative outlook by the agencies referred to above. See the “Risk Factors” section in the Annual Report on Form 10-K for the year ended December 31, 2010 for more information.

A security rating is not a recommendation to buy, sell or hold securities, and the ratings are subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating.

OPERATING RESULTS

The table below presents computations of earnings and certain other financial measures including “efficiency ratio”, “return on average tangible common stockholders’ equity”, end of period “tangible common stockholders’ equity” and “Tier 1 common equity”, all of which are non-GAAP. Regions believes these financial measures provide a meaningful base for period-to-period comparisons and will assist investors in analyzing the operating results of the Company and predicting future performance. These non-GAAP financial measures are also used by management to assess the performance of Regions’ business. Management and the Board of Directors utilize these non-GAAP financial measures as follows:

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

Tangible common stockholders’ equity ratios have become a focus of some investors in analyzing the capital position of the Company absent the effects of intangible assets and preferred stock. Traditionally, the Federal Reserve and other banking regulatory bodies have assessed a bank’s capital adequacy based on Tier 1 capital, the calculation of which is codified in federal banking regulations. In connection with the Federal Reserve’s Supervisory Capital Assessment Program, these regulators began supplementing their assessment of the capital adequacy of a bank based on a variation of Tier 1 capital, known as Tier 1 common equity. While not codified, analysts and banking regulators have assessed Regions’ capital adequacy using the tangible common stockholders’ equity and/or the Tier 1 common equity measure. Because tangible common stockholders’ equity and Tier 1 common equity are not formally defined by GAAP or codified in the federal banking regulations, these measures are considered to be non-GAAP financial measures and other entities may calculate them differently than Regions’ disclosed calculations. Since analysts and banking regulators may assess Regions’ capital adequacy using tangible common stockholders’ equity and Tier 1 common equity, Regions believes that it is useful to provide investors the ability to assess Regions’ capital adequacy on these same bases.

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

The following tables provide: 1) a reconciliation of non-interest expense (GAAP) to adjusted non-interest expense (non-GAAP), 2) a reconciliation of non-interest income (GAAP) to adjusted non-interest income (non-GAAP), 3) a computation of adjusted total revenue (non-GAAP), 4) computation of the efficiency ratio (non-GAAP), 5) a reconciliation of average and ending stockholders’ equity (GAAP) to average and ending tangible common stockholders’ equity (non-GAAP), and 6) a reconciliation of stockholders’ equity (GAAP) to Tier 1 capital (regulatory) and to Tier 1 common equity (non-GAAP).

Table 14—GAAP to Non-GAAP Reconciliation

		Three Months Ended March 31
		2011	2010
		(Dollars in millions, except per share data)
INCOME (LOSS)
Net income (loss) (GAAP)		$69	$(196)
Preferred dividends and accretion (GAAP)		(52)	(59)

Net income (loss) available to common shareholders (GAAP)	A	$17	$(255)

Weighted-average diluted shares	B	1,259	1,194
Earnings (loss) per common share—diluted (GAAP)	A/B	$0.01	$(0.21)

EFFICIENCY RATIO
Non-interest expense (GAAP)		$1,167	$1,230
Significant items:
Loss on extinguishment of debt		—	(53)
Securities impairment, net		—	(1)
Branch consolidation costs		—	(8)

Adjusted non-interest expense (non-GAAP)	C	$1,167	$1,168

Net interest income, taxable-equivalent basis (GAAP)		$872	$839
Non-interest income (GAAP)		843	812
Significant items:
Securities gains, net		(82)	(59)
Leveraged lease termination gains		—	(19)
Loss on sale of mortgage loans		3	—

Adjusted non-interest income (non-GAAP)		764	734

Adjusted total revenue (non-GAAP)	D	$1,636	$1,573

Efficiency ratio (non-GAAP)	C/D	71.33%	74.25%

RETURN ON AVERAGE ASSETS (1)
Average assets (GAAP)	E	$131,212	$139,565
Return on average assets (GAAP) (1)	A/E	0.05%	(0.74%)

RETURN ON AVERAGE TANGIBLE COMMON STOCKHOLDERS’ EQUITY
Average stockholders’ equity (GAAP)		$16,684	$17,798
Less: Average intangible assets (GAAP)		5,935	6,046
Average deferred tax liability related to intangibles (GAAP)		(237)	(265)
Average preferred equity (GAAP)		3,383	3,605

Average tangible common stockholders’ equity (non-GAAP)	F	$7,603	$8,412

Return on average tangible common stockholders’ equity (non-GAAP) (1)	A/F	0.89%	(12.29%)

		March 31 2011	December 31 2010	March 31 2010
TANGIBLE COMMON RATIOS
Ending stockholders’ equity (GAAP)		$16,619	$16,734	$17,638
Less: Ending intangible assets (GAAP)		5,919	5,946	6,031
Ending deferred tax liability related to intangibles (GAAP)		(233)	(240)	(261)
Ending preferred equity (GAAP)		3,389	3,380	3,610

Ending tangible common stockholders’ equity (non-GAAP)	G	$7,544	$7,648	$8,258

Ending total assets (GAAP)		$131,756	$132,351	$137,230
Less: Ending intangible assets (GAAP)		5,919	5,946	6,031
Ending deferred tax liability related to intangibles (GAAP)		(233)	(240)	(261)

Ending tangible assets (non-GAAP)	H	$126,070	$126,645	$131,460

End of period shares outstanding	I	1,256	1,256	1,192
Tangible common stockholders’ equity to tangible assets (non-GAAP)	G/H	5.98%	6.04%	6.28%

Tangible common book value per share (non-GAAP)	G/I	$6.00	$6.09	$6.93

TIER 1 COMMON RISK-BASED RATIO (2)
Stockholders’ equity (GAAP)		$16,619	$16,734	$17,638
Accumulated other comprehensive income (loss)		387	260	(144)
Non-qualifying goodwill and intangibles		(5,686)	(5,706)	(5,771)
Disallowed deferred tax assets		(463)	(424)	(932)
Disallowed servicing assets		(28)	(27)	(27)
Qualifying non-controlling interests		92	92	91
Qualifying trust preferred securities		846	846	846

Tier 1 capital (regulatory)		11,767	11,775	11,701
Qualifying non-controlling interests		(92)	(92)	(91)
Qualifying trust preferred securities		(846)	(846)	(846)
Preferred stock		(3,389)	(3,380)	(3,610)

Tier 1 common equity (non-GAAP)	J	$7,440	$7,457	$7,154

Risk-weighted assets (regulatory)	K	$93,929	$94,966	$100,323
Tier 1 common risk-based ratio (non-GAAP)	J/K	7.92%	7.85%	7.13%

(1)	Income statement amounts have been annualized in calculation.
(2)	Current quarter amount and the resulting ratio is estimated

NET INTEREST INCOME

The following table presents an analysis of net interest income/margin for the three months ended March 31, 2011 and 2010:

Table 15—Consolidated Average Daily Balances and Yield/Rate Analysis

	Three Months Ended March 31
	2011			2010
(Dollars in millions; yields on taxable-equivalent basis)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Federal funds sold and securities purchased under agreements to resell	$305	$—	—%	$373	$—	—%
Trading account assets	1,162	8	2.79	1,288	13	4.09
Securities:
Taxable	24,758	207	3.39	23,811	242	4.12
Tax-exempt	30	—	—	51	1	7.95
Loans held for sale	1,486	13	3.55	1,392	8	2.33
Loans, net of unearned income (1)(2)	82,412	875	4.31	89,723	952	4.30
Other interest-earning assets	4,989	6	0.49	5,973	7	0.48

Total interest-earning assets	115,142	1,109	3.91	122,611	1,223	4.04
Allowance for loan losses	(3,209)			(3,144)
Cash and due from banks	2,164			2,181
Other non-earning assets	17,115			17,917

	$131,212			$139,565

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Savings accounts	$4,837	1	0.08	$4,215	1	0.10
Interest-bearing transaction accounts	13,228	7	0.21	15,709	11	0.28
Money market accounts	27,816	21	0.31	25,715	40	0.63
Time deposits	22,971	110	1.94	29,779	190	2.59

Total interest-bearing deposits (3)	68,852	139	0.82	75,418	242	1.30
Federal funds purchased and securities sold under agreements to repurchase	2,167	1	0.19	1,989	1	0.20
Other short-term borrowings	1,068	2	0.76	1,086	2	0.75
Long-term borrowings	12,891	95	2.99	17,417	139	3.24

Total interest-bearing liabilities	84,978	237	1.13	95,910	384	1.62

Net interest spread			2.78			2.42

Non-interest-bearing deposits (3)	26,405			22,817
Other liabilities	3,145			3,040
Stockholders’ equity	16,684			17,798

	$131,212			$139,565

Net interest income/margin on a taxable-equivalent basis (4)		$872	3.07%		$839	2.77%

Notes:

(1)	Loans, net of unearned income include non-accrual loans for all periods presented.
(2)	Interest income includes net loan fees of $15 million and $11 million for the quarters ended March 31, 2011 and 2010, respectively.
(3)	Total deposit costs may be calculated by dividing total interest expense on deposits by the sum of interest-bearing deposits and non-interest bearing deposits. The rates for total deposit costs equal 0.59% and 1.00% for the three months ended March 31, 2011 and 2010, respectively.
(4)	The computation of taxable-equivalent net interest income is based on the stautory federal income tax rate of 35%, adjusted for applicable state income taxes net of the related federal tax benefit.

For the first quarter of 2011, net interest income (taxable-equivalent basis) totaled $872 million compared to $839 million in the first quarter of 2010. The net interest margin (taxable-equivalent basis) was 3.07 percent in the first quarter of 2011, compared to 2.77 percent during the first quarter of 2010. Improved deposit pricing driven by the improvement in the Company’s funding mix as a result of a shift to lower cost deposits has driven the expansion in the net interest margin.

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

Exposure to Interest Rate Movements—As of March 31, 2011, Regions was moderately asset sensitive to both gradual and instantaneous rate shifts as compared to the base case for the measurement horizon ending March 2012. Regions continues to observe that the pace of economic recovery is at risk of being slow, which may result in a continuation of this period of low interest rates. To partially offset the adverse impact on net interest income and net interest margin attributable to an extended period of low interest rates, Regions entered into a series of receive-fixed interest rate swaps. These instruments have a final maturity in December 2012. Increases in long-term interest rates in the fourth quarter 2010 have moderated prepayment speeds considerably across mortgage-related investments. Therefore, the minus 100 basis point scenario reflects the risk of prepayment activity accelerating as spurred by a decrease in long-term interest rates. The table below summarizes Regions’ position, and the scenarios are inclusive of all interest-rate risk hedging activities. Note that where scenarios would indicate negative interest rates, a minimum of zero is applied.

Table 16—Interest Rate Sensitivity

Gradual Change in Interest Rates	Estimated Annual Change in Net Interest Income March 31, 2011
(In millions)
+200 basis points	$174
+100 basis points	100
-100 basis points	(171)

Instantaneous Change in Interest Rates
+200 basis points	$185
+100 basis points	118
-100 basis points	(235)

Interest rate movements may also have an impact on the value of Regions’ securities portfolio, which can directly impact the carrying value of shareholders’ equity. Regions from time to time may hedge these price movements with derivatives (as discussed below). However, at March 31, 2011, Regions had no designations of hedges to mitigate price movements of securities.

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

Regions manages the credit risk of these instruments in much the same way as it manages credit risk of the loan portfolios by establishing credit limits for each counterparty and through collateral agreements for dealer transactions. For non-dealer transactions, the need for collateral is evaluated on an individual transaction basis and is primarily dependent on the financial strength of the counterparty. Credit risk is also reduced significantly by entering into legally enforceable master netting agreements. When there is more than one transaction with a counterparty and there is a legally enforceable master netting agreement in place, the exposure represents the net of the gain and loss positions with and collateral received from and/or posted to that counterparty. The “Credit Risk” section in Regions’ Annual Report on Form 10-K for December 31, 2010 contains more information on the management of credit risk.

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

The primary objective of Regions’ hedging strategies is to mitigate the impact of interest rate changes, from an economic perspective, on net interest income and the net present value of its balance sheet. The overall effectiveness of these hedging strategies is subject to market conditions, the quality of Regions’ execution, the accuracy of its valuation assumptions, counterparty credit risk and changes in interest rates. See Note 10 “Derivative Financial Instruments and Hedging Activities” to the consolidated financial statements for a tabular summary of Regions’ quarter-end and year-end derivatives positions and further discussion.

MARKET RISK—PREPAYMENT RISK

Regions, like most financial institutions, is subject to changing prepayment speeds on mortgage-related assets under different interest rate environments. Prepayment risk is a significant risk to earning and specifically to net interest income. For example, mortgage loans and other financial assets may be prepaid by a debtor, so that the debtor may refinance its obligations at lower rates. As loans and other financial assets prepay in a falling rate environment, Regions must reinvest these funds in lower-yielding assets. Prepayments of assets carrying higher rates reduce Regions’ interest income and overall asset yields. Conversely, in a rising rate environment, these assets will prepay at a slower rate, resulting in opportunity cost by not having the cash flow to reinvest at higher rates. Prepayment risk can also impact the value of securities and the carrying value of equity. Regions’ greatest exposures to prepayment risks primarily rest in its mortgage-backed securities portfolio, the mortgage fixed-rate loan portfolio and the mortgage servicing asset, all of which tend to be sensitive to interest rate movements. Regions also has prepayment risk that would be reflected in non-interest income in the form of servicing income on loans sold. Regions actively monitors prepayment exposure as part of its overall net interest income forecasting and interest rate risk management. In particular, because interest rates are currently relatively low, Regions is actively managing exposure to declining prepayments that are expected to coincide with increasing interest rates in both the loan and securities portfolios.

MARKET RISK—BROKERAGE AND OTHER MARKET ACTIVITY RISK

References below, and elsewhere in this Form 10-Q, to “Morgan Keegan” are intended to include not only Morgan Keegan & Company, Inc. but also certain of its affiliates and subsidiaries. It should not be assumed or inferred that any specific activity mentioned is carried on by any particular Morgan Keegan entity.

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

In the normal course of business, Morgan Keegan enters into underwriting and forward commitments. As of March 31, 2011, the contractual amount of forward commitments was approximately $389 million. Morgan Keegan typically settles its position by entering into equal but opposite contracts and, as such, the contract amounts do not necessarily represent future cash requirements. Settlement of the transactions relating to such commitments is not expected to have a material effect on Regions’ consolidated financial position. Transactions involving future settlement give rise to market risk, which represents the potential loss that can be caused by a change in the market value of a particular financial instrument. Regions’ exposure to market risk is determined by a number of factors, including the size, composition and diversification of positions held, the absolute and relative levels of interest rates, and market volatility.

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

Interest rate risk at Morgan Keegan arises from the exposure of holding interest-sensitive financial instruments such as government, corporate and municipal bonds, and certain preferred equities. Morgan Keegan manages its exposure to interest rate risk by setting and monitoring limits and, where feasible, entering into offsetting positions in securities with similar interest rate risk characteristics. Securities inventories recorded in trading account assets on the consolidated balance sheets are marked to market, and, accordingly, there are no unrecorded gains or losses in value. While a significant portion of the securities inventories have contractual maturities in excess of five years, these inventories, on average, turn over in excess of twelve times per year. Accordingly, the exposure to interest rate risk inherent in Morgan Keegan’s securities inventories is less than that of similar financial instruments held by firms in other industries. Morgan Keegan’s equity securities inventories are exposed to risk of loss in the event of unfavorable price movements. Also, Morgan Keegan is subject to credit risk arising from non-performance by trading counterparties, customers and issuers of debt securities owned. This risk is managed by imposing and monitoring position limits, monitoring trading counterparties, reviewing security concentrations, holding and marking to market collateral, and conducting business through clearing organizations that guarantee performance. Morgan Keegan regularly participates in the trading of some derivative securities for its customers; however, this activity does not involve Morgan Keegan acquiring a position or commitment in these products and this trading is not a significant portion of Morgan Keegan’s business.

Morgan Keegan has been an underwriter and dealer in auction rate securities. See Note 13 “Commitments and Contingencies” to the consolidated financial statements for more details regarding regulatory action related to Morgan Keegan auction rate securities. As of March 31, 2011, customers of Morgan Keegan owned approximately $50 million of auction rate securities, and Morgan Keegan held approximately $158 million of auction rate securities on its balance sheet.

To manage trading risks arising from interest rate and equity price risks, Morgan Keegan uses a Value at Risk (“VAR”) model along with other risk management methods to measure the potential fair value the

Company could lose on its trading positions given a specified statistical confidence level and time-to-liquidate time horizon. The end-of-period VAR was approximately $889 thousand at March 31, 2011 and approximately $805 thousand at December 31, 2010. Maximum daily VAR utilization during the first quarter of 2011 was approximately $2 million and average daily VAR during the same period was approximately $1 million.

PROVISION FOR LOAN LOSSES

The provision for loan losses is used to maintain the allowance for loan losses at a level that in management’s judgment is adequate to cover losses inherent in the portfolio at the balance sheet date. In the first quarter of 2011, the provision for loan losses was $482 million, essentially equal to net charge-offs for the quarter. In the same quarter of 2010, the provision was $770 million, while net charge-offs were $700 million. Net charge-offs as a percent of average loans (annualized) were 2.37 percent for the first quarter of 2011 compared to 3.16 percent for the corresponding period in 2010. The decrease in the provision reflects generally improving credit metrics, including lower levels of criticized and classified loans, lower delinquencies, and lower charge-offs as discussed above. These positive trends were partially offset by continued elevated levels of non-performing loans, which are essentially flat with December 31, 2010 and down slightly from March 31, 2010. Gross inflows of non-performing loans, while lower than recent quarters, also continue to be at elevated levels.

CREDIT RISK

Regions’ objective regarding credit risk is to maintain a high-quality credit portfolio that provides for stable credit costs with acceptable volatility through an economic cycle. Regions has a diversified loan portfolio, in terms of product type, collateral and geography. See Table 1 for further details of each loan portfolio segment. See the “Credit Risk” section of the 2010 Form 10-K for a discussion of risk characteristics of each loan type.

NON-INTEREST INCOME

The following tables present a summary of non-interest income. For expanded discussion of certain significant non-interest income items, refer to the discussion of each component following the tables presented.

Table 17—Non-Interest Income

	Three Months Ended March 31
	2011	2010
	(In millions)
Service charges on deposit accounts	$287	$288
Brokerage, investment banking and capital markets	267	236
Mortgage income	45	67
Trust department income	50	48
Securities gains, net	82	59
Insurance commissions and fees	28	27
Bank owned life insurance	21	20
Commercial credit fee income	20	16
Insurance recovery	20	15
Other miscellaneous income	23	36

	$843	$812

Non-interest income for the first quarter of 2011 increased by $31 million compared to the first quarter of 2010. Higher brokerage, investment banking and capital markets income drove the increase, as well as, an increase in securities gains. The increase was partially offset by a decrease in mortgage income.

Brokerage, investment banking and capital markets—Regions’ primary source of brokerage, investment banking and capital markets revenue is its subsidiary, Morgan Keegan. Morgan Keegan’s revenues are predominately recorded in the brokerage, investment banking and capital markets, as well as trust department income lines of the consolidated statements of operations, while a smaller portion is reported in other non-interest income categories. Total brokerage, investment banking and capital markets income increased in the first quarter of 2011 by $31 million compared to the same period in 2010. The increase was primarily due to higher revenues from the equity capital markets, investment banking and private client brokerage services divisions. Also contributing to the increase was higher revenues from the capital markets activities of the bank.

The following table details the breakout of revenue by division contributed by Morgan Keegan:

Table 18—Morgan Keegan

Breakout of Revenue by Division (1)

	Private Client	Fixed- Income Capital Markets	Equity Capital Markets	Investment Banking	Regions MK Trust	Asset Management	Interest And Other
	(Dollars in millions)
Three months ended March 31, 2011:
Gross revenue	$125	$66	$16	$30	$56	$3	$37
Percent of gross revenue	37.6%	19.8%	4.8%	9.0%	16.8%	0.9%	11.1%

Three months ended March 31, 2010:
Gross revenue	$114	$72	$13	$27	$49	$4	$35
Percent of gross revenue	36.3%	22.9%	4.1%	8.6%	15.6%	1.3%	11.2%

(1)	Certain amounts in prior periods have been reclassified to reflect current period presentation

Mortgage income—Mortgage income decreased $22 million compared to the first quarter of 2010. The year-over-year mortgage income decline reflects market valuation adjustments for mortgage servicing rights and related derivatives, which were affected by the rate environment shifts in first quarter 2011 compared to first quarter 2010.

Securities gains—Securities gains increased in the first quarter of 2011 by $23 million compared to the same period in 2010. In the first quarter of 2011, Regions sold approximately $2.4 billion in securities, primarily agency securities available for sale. The proceeds were reinvested into similar securities with slightly longer durations.

Insurance recovery—In the first quarters of 2011 and 2010, Regions received proceeds under professional liability insurance coverage for recovery of previously incurred legal expenses.

NON-INTEREST EXPENSE

The following table presents a summary of non-interest expense. For expanded discussion of certain significant non-interest expense items, refer to the discussion of each component following the tables presented.

Table 19—Non-Interest Expense

	Three Months Ended March 31
	2011	2010
	(In millions)
Salaries and employee benefits	$594	$575
Net occupancy expense	109	120
Furniture and equipment expense	77	74
Professional and legal fees	81	66
Amortization of core deposit intangible	25	28
Other real estate owned expense	39	42
FDIC premiums	52	59
Loss on early extinguishment of debt	—	53
Other miscellaneous expenses	190	213

	$1,167	$1,230

Non-interest expense for the first quarter of 2011 decreased by $63 million primarily due to a loss on early extinguishment of debt in the first quarter of 2010.

Salaries and employee benefits—For the three months ended March 31, 2011, salaries and employee benefits increased $19 million when compared to the same period in 2010. This increase is primarily due to incentives and commissions including those related to increased levels of brokerage, investment banking and capital markets income.

Net occupancy expense—Net occupancy expense for the first quarter of 2011 decreased $11 million when compared to the same period in 2010. This decrease is primarily due to branch consolidation charges of $8 million in the first quarter of 2010.

Professional and legal fees—Professional and legal fees increased $15 million during the first quarter of 2011 when compared to the same period of 2010 reflecting higher legal costs.

FDIC premiums—FDIC premiums decreased by $7 million in the first quarter of 2011 as compared to the corresponding period in 2010, reflecting Regions’ decision to exit the Transaction Account Guaranty Program on July 1, 2010.

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

Loss on early extinguishment of debt—During the first quarter of 2010, Regions prepaid approximately $1.5 billion of FHLB advances, recognizing an expense of $53 million. There was no corresponding expense in the first quarter of 2011.

Other miscellaneous expenses—Other miscellaneous expenses include communications, postage, supplies, credit-related costs and business development services. Other miscellaneous expenses decreased $23 million to $190 million in the first quarter of 2011 when compared to the same period of 2010. The decline was driven by various categories, including those listed above.

INCOME TAXES

The Company’s income tax benefit for the three months ended March 31, 2011 was $12 million compared to $161 million for the same period in 2010, resulting in an effective tax rate of (21.1) percent and 45.1 percent, respectively. The decrease in the income tax benefit reflects the impact of the positive consolidated pre-tax earnings partially offset by the absence of leveraged lease terminations.

The Company’s effective tax rate is affected by recurring items such as affordable housing tax credits, bank-owned life insurance and other tax-exempt income, which are expected to be consistent in the near term. The effective tax rate is also affected by one-time items that may occur in any given period but are not consistent from period to period, such as the termination of certain leveraged leases and expenses that are nondeductible for income tax purposes.

At March 31, 2011, the Company reported a net deferred tax asset of $1.5 billion compared to $1.4 billion for the period ended December 31, 2010. Of this amount, $1.1 billion was generated from differences between the financial statement carrying amounts and the corresponding tax bases of assets and liabilities, of which a significant portion relates to the allowance for loan losses. These net deferred tax assets have not yet reduced taxable income and therefore, do not have a set expiration date. The remaining net deferred tax asset balance relates to tax carryforwards that have defined expiration dates which are typically 15 or 20 years from the date of creation.

The Company’s determination of the realization of the net deferred tax asset is based on its assessment of all available positive and negative evidence. The primary sources of positive and negative evidence impacting taxable income are summarized below.

Positive Evidence

•

History of earnings—The Company continues a strong history of generating earnings and has demonstrated positive earnings in 17 of the last 20 years with the prior three years’ results of operations being impacted by unprecedented credit losses. Absent the $6.0 billion goodwill impairment charge during 2008, which had no impact on taxable net income reported on the Company’s tax returns, the Company would have generated positive earnings during that year leaving only 2009 and 2010 in loss positions. The Company did not generate any federal net operating losses or tax credit carryforwards until 2009, thus there is no history of significant tax carryforwards expiring unused.

•

Reversals of taxable temporary differences—The Company anticipates that future reversals of taxable temporary differences, including the accretion of taxable temporary differences related to leveraged leases acquired in the AmSouth merger, can absorb up to $940 million of deferred tax assets.

•

Creation of future taxable income—At March 31, 2011, the Company has utilized all taxable income in prior carryback years. The Company has projected future taxable income that will be sufficient to absorb the remaining deferred tax assets after the reversal of future taxable temporary differences. The taxable income forecasting process utilizes the forecasted pre-tax earnings and adjusts for book-tax differences that will be exempt from taxation, primarily tax-exempt interest income and bank-owned life insurance, as well as temporary book-tax differences including the allowance for loan losses. The projections relied upon for this process are consistent with those used in the goodwill impairment test and are sourced from the Company’s economic forecasting process.

•

Strong capital position—At March 31, 2011, the Company continues to be well capitalized. The Tier 1 capital ratio is 12.5 percent, substantially above the 6.0 percent minimum standard to be well capitalized. Also, the Total capital ratio of 16.5 percent substantially exceeds the 10.0 percent minimum standard to be well capitalized. The Company’s Tier 1 common ratio (non-GAAP) was 7.9 percent at March 31, 2011. The Board of Governors of the Federal Reserve System has identified 4 percent as the level of Tier 1 common capital sufficient to withstand adverse economic scenarios.

•

Ability to implement tax-planning strategies—The Company has the ability to implement tax planning strategies to maximize the realization of deferred tax assets, such as the sale of appreciated assets.

Negative Evidence

•

Cumulative loss position—The Company remains in a three-year cumulative loss position as of March 31, 2011. Management believes the primary contributing factor, unprecedented provision for loan losses, will continue to stabilize in future periods. Additionally, the Company has reported positive net income available to common shareholders for two consecutive quarters providing additional positive evidence regarding the Company’s earnings potential.

The Company believes that a portion of the state net operating loss carryforwards and state tax credit carryforwards will not be realized due to the length of certain state carryforward periods. Accordingly, a valuation allowance has been established in the amount of $30 million against such benefits at March 31, 2011 and at December 31, 2010.

Except for certain state tax carryforwards, the Company believes, based on the analysis above, that the net deferred tax asset is more-likely-than-not to be realized.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Reference is made to pages 76 through 80 included in Management’s Discussion and Analysis.

Item 4.	Controls and Procedures

Based on an evaluation, as of the end of the period covered by this Form 10-Q, under the supervision and with the participation of Regions’ management, including its Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer have concluded that Regions’ disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) are effective. During the quarter ended March 31, 2011, there have been no changes in Regions’ internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Regions’ internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Information required by this item is set forth in Note 13, “Commitments and Contingencies” in the Notes to the Consolidated Financial Statements (Unaudited) in Part I. Item 1. of this report, which is incorporated herein by reference.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Information concerning Regions’ repurchases of its outstanding common stock during the three-month period ended March 31, 2011, is set forth in the following table:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 – 31, 2011	—	—	—	23,072,300
February 1 – 28, 2011	—	—	—	23,072,300
March 1 – 31, 2011	—	—	—	23,072,300
Total	—	—	—	23,072,300

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

Restrictions on Dividends and Repurchase of Stock

Holders of Regions common stock are only entitled to receive such dividends as Regions’ board of directors may declare out of funds legally available for such payments. Furthermore, holders of Regions common stock are subject to the prior dividend rights of any holders of Regions preferred stock then outstanding. As of March 31, 2011, there were 3,500,000 shares of Regions’ Fixed Rate Cumulative Perpetual Preferred Stock Series A (the “Series A Preferred Stock”) with a liquidation amount of $1,000 per share, issued and outstanding. Under the terms of the Series A Preferred Stock, Regions’ ability to declare and pay dividends on or repurchase Regions’ common stock will be subject to restrictions in the event Regions fails to declare and pay (or set aside for payment) full dividends on the Series A Preferred Stock.

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

Item 6.	Exhibits

The following is a list of exhibits including items incorporated by reference

3.1	Amended and Restated Certificate of Incorporation filed as Exhibit 3.1 to Form 8-K Current Report filed by registrant on May 14, 2010, incorporated herein by reference

3.2	Certificate of Designations filed as Exhibit 3.1 to Form 8-K Current Report filed by registrant on November 18, 2008, incorporated herein by reference

3.3	By-laws as amended and restated filed as Exhibit 3.2 to Form 8-K Current Report filed by registrant on May 14, 2010, incorporated herein by reference

10.1	Form of 2011 Annual Salary Stock Unit Award Agreement filed as Exhibit 10.1 to Form 8-K Current Report filed by registrant on February 25, 2011, incorporated herein by reference

10.2	Form of TARP Restricted Stock Award Agreement filed as Exhibit 10.2 to Form 8-K Current Report filed by registrant on February 25, 2011, incorporated herein by reference

12	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data File

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned thereunto duly authorized.

Regions Financial Corporation
DATE: May 5, 2011
/s/ HARDIE B. KIMBROUGH, JR.
Hardie B. Kimbrough, Jr. Executive Vice President and Controller (Chief Accounting Officer and Authorized Officer)