Form 10-Q
period 2011-06-30
REGIONS FINANCIAL CORP
filed 2011-08-04
CIK 1281761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

or

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

The number of shares outstanding of each of the issuer’s classes of common stock was 1,258,798,000 shares of common stock, par value $.01, outstanding as of July 29, 2011.

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

See also the “Forward-Looking Statements” and “Risk Factors” sections of Regions’ Annual Report on Form 10-K for the year ended December 31, 2010 and the “Forward-Looking Statements” section of Regions’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, as filed with the Securities and Exchange Commission.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30 2011	December 31 2010	June 30 2010
	(In millions, except share and per share data)
Assets
Cash and due from banks	$2,271	$1,643	$2,097
Interest-bearing deposits in other banks	5,452	4,880	4,562
Federal funds sold and securities purchased under agreements to resell	251	396	752
Trading account assets	1,223	1,116	1,261
Securities available for sale	23,828	23,289	24,166
Securities held to maturity	21	24	28
Loans held for sale (includes $585, $1,174 and $819 measured at fair value, at June 30, 2011, December 31, 2010 and June 30, 2010, respectively)	1,141	1,485	1,162
Loans, net of unearned income	81,176	82,864	85,945
Allowance for loan losses	(3,120)	(3,185)	(3,185)

Net loans	78,056	79,679	82,760
Other interest-earning assets	1,207	1,219	1,082
Premises and equipment, net	2,481	2,569	2,588
Interest receivable	354	421	466
Goodwill	5,561	5,561	5,561
Mortgage servicing rights	268	267	220
Other identifiable intangible assets	420	385	443
Other assets	8,374	9,417	8,192

Total assets	$130,908	$132,351	$135,340

Liabilities and Stockholders’ Equity
Deposits:
Non-interest-bearing	$28,148	$25,733	$22,993
Interest-bearing	68,183	68,881	73,257

Total deposits	96,331	94,614	96,250
Borrowed funds:
Short-term borrowings:
Federal funds purchased and securities sold under agreements to repurchase	1,740	2,716	1,929
Other short-term borrowings	982	1,221	1,035

Total short-term borrowings	2,722	3,937	2,964
Long-term borrowings	11,646	13,190	15,415

Total borrowed funds	14,368	17,127	18,379
Other liabilities	3,321	3,876	3,248

Total liabilities	114,020	115,617	117,877
Stockholders’ equity:
Preferred stock, authorized 10 million shares
Series A, cumulative perpetual participating, par value $1.00 (liquidation preference $1,000.00) per share, net of discount; Issued—3,500,000 shares	3,399	3,380	3,360
Common stock, par value $.01 per share:
Authorized 3 billion shares at June 30, 2011 and December 31, 2010, and 1.5 billion shares at June 30, 2010
Issued including treasury stock—1,301,331,383; 1,299,000,755 and 1,298,911,598 shares, respectively	13	13	13
Additional paid-in capital	19,052	19,050	19,038
Retained earnings (deficit)	(4,000)	(4,047)	(3,849)
Treasury stock, at cost—42,533,753; 42,764,258 and 42,969,345 shares, respectively	(1,399)	(1,402)	(1,405)
Accumulated other comprehensive income (loss), net	(177)	(260)	306

Total stockholders’ equity	16,888	16,734	17,463

Total liabilities and stockholders’ equity	$130,908	$132,351	$135,340

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
	(In millions, except per share data)
Interest income on:
Loans, including fees	$856	$930	$1,723	$1,875
Securities:
Taxable	208	224	415	466
Tax-exempt	—	—	—	1

Total securities	208	224	415	467
Loans held for sale	9	9	22	17
Trading account assets	6	9	13	21
Other interest-earning assets	7	8	13	15

Total interest income	1,086	1,180	2,186	2,395
Interest expense on:
Deposits	126	194	265	436
Short-term borrowings	2	2	5	5
Long-term borrowings	94	128	189	267

Total interest expense	222	324	459	708

Net interest income	864	856	1,727	1,687
Provision for loan losses	398	651	880	1,421

Net interest income after provision for loan losses	466	205	847	266
Non-interest income:
Service charges on deposit accounts	308	302	595	590
Brokerage, investment banking and capital markets	248	254	515	490
Mortgage income	50	63	95	130
Trust department income	51	49	101	97
Securities gains, net	24	—	106	59
Leveraged lease termination gains	—	—	—	19
Other	100	88	212	183

Total non-interest income	781	756	1,624	1,568
Non-interest expense:
Salaries and employee benefits	561	560	1,155	1,135
Net occupancy expense	107	110	216	230
Furniture and equipment expense	79	79	156	153
Regulatory charge	—	200	—	200
Other	451	377	838	838

Total non-interest expense	1,198	1,326	2,365	2,556

Income (loss) before income taxes	49	(365)	106	(722)
Income tax benefit	(60)	(88)	(72)	(249)

Net income (loss)	$109	$(277)	$178	$(473)

Net income (loss) available to common shareholders	$55	$(335)	$72	$(590)

Weighted-average number of shares outstanding:
Basic	1,258	1,200	1,257	1,197
Diluted	1,260	1,200	1,259	1,197
Earnings (loss) per common share:
Basic	$0.04	$(0.28)	$0.06	$(0.49)
Diluted	0.04	(0.28)	0.06	(0.49)
Cash dividends declared per common share	0.01	0.01	0.02	0.02

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Treasury Stock, At Cost	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount
	(In millions, except share and per share data)
BALANCE AT JANUARY 1, 2010	4	$3,602	1,193	$12	$18,781	$(3,235)	$(1,409)	$130	$17,881
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	(473)	—	—	(473)
Net change in unrealized gains and losses on securities available for sale, net of tax and reclassification adjustment*	—	—	—	—	—	—	—	234	234
Net change in unrealized gains and losses on derivative instruments, net of tax and reclassification adjustment*	—	—	—	—	—	—	—	(67)	(67)
Net change from defined benefit pension plans, net of tax*	—	—	—	—	—	—	—	9	9

Comprehensive income (loss)									(297)
Cash dividends declared—$0.02 per share	—	—	—	—	—	(24)	—	—	(24)
Preferred dividends	—	—	—	—	3	(100)	—	—	(97)
Preferred stock transactions:
Conversion of mandatorily convertible preferred stock into 63 million shares of common stock	—	(259)	63	1	258	—	—	—	—
Discount accretion	—	17	—	—	—	(17)	—	—	—
Common stock transactions:
Impact of stock transactions under compensation plans, net	—	—	—	—	(4)	—	4	—	—

BALANCE AT JUNE 30, 2010	4	$3,360	1,256	$13	$19,038	$(3,849)	$(1,405)	$306	$17,463

BALANCE AT JANUARY 1, 2011	4	$3,380	1,256	$13	$19,050	$(4,047)	$(1,402)	$(260)	$16,734
Comprehensive income (loss):
Net income	—	—	—	—	—	178	—	—	178
Net change in unrealized gains and losses on securities available for sale, net of tax and reclassification adjustment*	—	—	—	—	—	—	—	75	75
Net change in unrealized gains and losses on derivative instruments, net of tax and reclassification adjustment*	—	—	—	—	—	—	—	(4)	(4)
Net change from defined benefit pension plans, net of tax*	—	—	—	—	—	—	—	12	12

Comprehensive income									261
Cash dividends declared—$0.02 per share	—	—	—	—	—	(25)	—	—	(25)
Preferred dividends	—	—	—	—	—	(87)	—	—	(87)
Preferred stock transactions:
Discount accretion	—	19	—	—	—	(19)	—	—	—
Common stock transactions:
Impact of stock transactions under compensation plans, net	—	—	3	—	2	—	3	—	5

BALANCE AT JUNE 30, 2011	4	$3,399	1,259	$13	$19,052	$(4,000)	$(1,399)	$(177)	$16,888

See notes to consolidated financial statements.

*	See disclosure of reclassification adjustment amount and tax effect, as applicable, in Note 6 to the consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30
	2011	2010
	(In millions)
Operating activities:
Net income (loss)	$178	$(473)
Adjustments to reconcile net cash provided by operating activities:
Provision for loan losses	880	1,421
Depreciation and amortization of premises and equipment	138	145
Provision for losses on other real estate, net	58	64
Net amortization of securities	92	92
Net amortization of loans and other assets	98	109
Net accretion of deposits and borrowings	1	(3)
Net securities gains	(106)	(59)
Loss on early extinguishment of debt	—	53
Deferred income tax benefit	(81)	(146)
Originations and purchases of loans held for sale	(2,624)	(2,294)
Proceeds from sales of loans held for sale	3,525	2,853
Gain on sale of loans, net	(37)	(33)
Valuation charges on loans held for sale	6	16
Branch consolidation and property and equipment charges	77	—
(Increase) decrease in trading account assets	(107)	1,778
Decrease (increase) in other interest-earning assets	12	(348)
Decrease in interest receivable	67	2
Decrease (increase) in other assets	1,246	(58)
Decrease in other liabilities	(543)	(365)
Other	(38)	41

Net cash from operating activities	2,842	2,795
Investing activities:
Proceeds from sales of securities available for sale	6,479	1,460
Proceeds from maturites of:
Securities available for sale	2,291	3,686
Securities held to maturity	4	3
Purchases of securities available for sale	(9,178)	(4,899)
Proceeds from sales of loans	816	630
Purchases of loans	(1,545)	—
Net decrease in loans	585	2,209
Net purchases of premises and equipment	(128)	(71)

Net cash from investing activities	(676)	3,018
Financing activities:
Net increase (decrease) in deposits	1,717	(2,430)
Net decrease in short-term borrowings	(1,215)	(704)
Proceeds from long-term borrowings	1,001	743
Payments on long-term borrowings	(2,502)	(3,901)
Cash dividends on common stock	(25)	(24)
Cash dividends on preferred stock	(87)	(97)

Net cash from financing activities	(1,111)	(6,413)

Increase (decrease) in cash and cash equivalents	1,055	(600)
Cash and cash equivalents at beginning of year	6,919	8,011

Cash and cash equivalents at end of period	$7,974	$7,411

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Three and Six Months Ended June 30, 2011 and 2010

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

NOTE 2—Securities

The amortized cost, gross unrealized gains and losses, and estimated fair value of securities available for sale and securities held to maturity are as follows:

	June 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Securities available for sale:
U.S. Treasury securities	$85	$2	$—	$87
Federal agency securities	773	2	(1)	774
Obligations of states and political subdivisions	25	8	—	33
Mortgage-backed securities:
Residential agency	21,297	274	(45)	21,526
Residential non-agency	16	1	—	17
Commercial agency	155	2	(1)	156
Commercial non-agency	253	1	(2)	252
Other debt securities	24	—	(2)	22
Equity securities	961	—	—	961

	$23,589	$290	$(51)	$23,828

Securities held to maturity:
U.S. Treasury securities	$5	$—	$—	$5
Federal agency securities	3	—	—	3
Mortgage-backed securities:
Residential agency	11	—	—	11
Other debt securities	2	—	—	2

	$21	$—	$—	$21

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Securities available for sale:
U.S. Treasury securities	$85	$6	$—	$91
Federal agency securities	16	—	—	16
Obligations of states and political subdivisions	23	7	—	30
Mortgage-backed securities:
Residential agency	21,735	265	(155)	21,845
Residential non-agency	20	2	—	22
Commercial agency	113	2	(3)	112
Commercial non-agency	103	—	(3)	100
Other debt securities	27	—	(2)	25
Equity securities	1,047	1	—	1,048

	$23,169	$283	$(163)	$23,289

Securities held to maturity:
U.S. Treasury securities	$5	$1	$—	$6
Federal agency securities	5	—	—	5
Mortgage-backed securities:
Residential agency	12	1	—	13
Other debt securities	2	—	—	2

	$24	$2	$—	$26

Equity securities in the tables above included the following amortized cost related to Federal Reserve bank stock and Federal Home Loan Bank (“FHLB”) stock. Shares in the Federal Reserve Bank and FHLB are accounted for at amortized cost, which approximates fair value.

	June 30 2011	December 31 2010
	(In millions)
Federal Reserve Bank	$460	$471
Federal Home Loan Bank	340	419

Securities with carrying values of $13.4 billion and $15.4 billion at June 30, 2011 and December 31, 2010, respectively, were pledged to secure public funds, trust deposits and certain borrowing arrangements.

The cost and estimated fair value of securities available for sale and securities held to maturity at June 30, 2011, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(In millions)
Securities available for sale:
Due in one year or less	$64	$64
Due after one year through five years	800	803
Due after five years through ten years	15	15
Due after ten years	28	34
Mortgage-backed securities:
Residential agency	21,297	21,526
Residential non-agency	16	17
Commercial agency	155	156
Commercial non-agency	253	252
Equity securities	961	961

	$23,589	$23,828

Securities held to maturity:
Due in one year or less	$2	$2
Due after one year through five years	6	6
Due after five years through ten years	2	2
Due after ten years	—	—
Mortgage-backed securities:
Residential agency	11	11

	$21	$21

The following tables present unrealized loss and estimated fair value of securities available for sale at June 30, 2011 and December 31, 2010. These securities are segregated between investments that have been in a continuous unrealized loss position for less than twelve months and twelve months or more.

	Less Than Twelve Months		Twelve Months or More		Total
June 30, 2011	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In millions)
Federal agency securities	$220	$(1)	$—	$—	$220	$(1)
Mortgage-backed securities:
Residential agency	6,090	(45)	—	—	6,090	(45)
Commercial agency	65	(1)	—	—	65	(1)
Commercial non-agency	129	(2)	—	—	129	(2)
All other securities	—	—	6	(2)	6	(2)

	$6,504	$(49)	$6	$(2)	$6,510	$(51)

	Less Than Twelve Months		Twelve Months or More		Total
December 31, 2010	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In millions)
Mortgage-backed securities:
Residential agency	$11,023	$(155)	$—	$—	$11,023	$(155)
Commercial agency	94	(3)	—	—	94	(3)
Commercial non-agency	100	(3)	—	—	100	(3)
All other securities	—	—	5	(2)	5	(2)

	$11,217	$(161)	$5	$(2)	$11,222	$(163)

There was no gross unrealized loss on debt securities held to maturity at either June 30, 2011 and December 31, 2010.

For the securities included in the tables above, management does not believe any individual unrealized loss, which was comprised of 253 securities and 292 securities at June 30, 2011 and December 31, 2010, respectively, represented an other-than-temporary impairment as of those dates. The unrealized losses are related primarily to the impact of higher interest rates and their impact on mortgage-backed securities. The Company does not intend to sell, and it is not likely that the Company will be required to sell, the securities before the recovery of their amortized cost basis, which may be at maturity.

Proceeds from sale, gross gains and gross losses on sales of securities available for sale are shown in the table below. The cost of securities sold is based on the specific identification method.

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
	(In millions)		(In millions)
Proceeds	$4,060	$17	$6,479	$1,460
Securities gains	24	—	106	59
Securities losses	—	—	—	—

Net securities gains	$24	$—	$106	$59

The following table details net gains (losses) for trading account securities:

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
	(In millions)		(In millions)
Total net gains (losses)	$10	$(5)	$31	$9
Unrealized portion	(1)	(12)	13	4

NOTE 3—Loans and the Allowance for Credit Losses

The following table presents the distribution by loan type of Regions’ loan portfolio, net of unearned income:

	June 30 2011	December 31 2010	June 30 2010
	(In millions, net of unearned income)
Commercial and industrial	$23,644	$22,540	$21,096
Commercial real estate mortgage—owner occupied	11,797	12,046	11,967
Commercial real estate construction—owner occupied	377	470	547

Total commercial	35,818	35,056	33,610
Commercial investor real estate mortgage	11,836	13,621	15,152
Commercial investor real estate construction	1,595	2,287	3,778

Total investor real estate	13,431	15,908	18,930
Residential first mortgage	14,306	14,898	15,567
Home equity	13,593	14,226	14,802
Indirect	1,704	1,592	1,900
Consumer credit card	1,134	—	—
Other consumer	1,190	1,184	1,136

Total consumer	31,927	31,900	33,405

	$81,176	$82,864	$85,945

The allowance for credit losses represents management’s estimate of credit losses inherent in the loan and credit commitment portfolios as of period-end. The allowance for credit losses consists of two components: the allowance for loan and lease losses and the reserve for unfunded credit commitments. Management’s assessment of the appropriateness of the allowance for credit losses is based on a combination of both of these components. Regions determines its allowance for credit losses in accordance with applicable accounting literature as well as regulatory guidance related to receivables and contingencies. Binding unfunded credit commitments include items such as letters of credit, financial guarantees and binding unfunded loan commitments.

Prior to 2011, the allowance for accruing commercial and investor real estate loans, as well as non-accrual loans in those portfolio segments below $2.5 million, was determined using categories of pools of loans with similar risk characteristics (i.e., pass, special mention, substandard accrual, and nonaccrual, as defined below). These categories were utilized to develop the associated allowance for loan losses using historical losses adjusted for current economic conditions. Beginning in 2011, these pools of loans were compiled at a more granular level. A probability of default and a loss given default were statistically calculated for each pool. These parameters, in combination with other account data and assumptions, were used to calculate the estimate of incurred loss. The Company made the change to provide enhanced segmentation, process controls, transparency, governance and information technology controls. The change did not have a material impact on the overall allowance for credit losses. The credit quality indicators for commercial and investor real estate loans disclosed in the tables below provide additional information regarding the underlying credit quality of Regions’ portfolio segments and classes, and the corresponding impact on the allowance for credit losses.

The components of the calculation of the allowance for credit losses related to non-accrual commercial and investor real estate loans over $2.5 million, troubled debt restructurings (“TDRs”), unfunded commitments, and all consumer loans were calculated in 2011 in the same manner as before. Except for the changes to the calculation of the allowance for loan losses for accruing commercial and investor real estate loans and non-accrual loans in these portfolio segments below $2.5 million as described above, there were no changes to Regions’ allowance process or accounting policies related to the allowance for credit losses from those described in the Annual Report on Form 10-K for the year ended December 31, 2010.

Management considers the current level of allowance for credit losses appropriate to absorb losses inherent in the loan portfolio and unfunded commitments. Management’s determination of the appropriateness of the allowance for credit losses, which is based on the factors and risk identification procedures previously discussed, requires the use of judgments and estimations that may change in the future. Changes in the factors used by management to determine the appropriateness of the allowance or the availability of new information could cause the allowance for credit losses to be adjusted in future periods.

The following tables present an analysis of the allowance for credit losses by portfolio segment for the three and six months ended June 30, 2011. The total allowance for credit losses is then disaggregated to show the amounts derived through individual evaluation and the amounts calculated through collective evaluation. The allowance for credit losses related to individually evaluated loans includes reserves for non-accrual loans and leases, as well as TDRs, equal to or greater than $2.5 million. The allowance for credit losses related to collectively evaluated loans includes reserves for pools of loans with common risk characteristics.

	Three Months Ended June 30, 2011
	Commercial	Investor Real Estate	Consumer	Total
	(In millions)
Allowance for loan losses, April 1, 2011	$1,138	$1,285	$763	$3,186
Allowance allocated to purchased loans	10	—	74	84
Provision for loan losses	72	171	155	398
Loan losses:
Charge-offs	(107)	(306)	(166)	(579)
Recoveries	14	3	14	31

Net loan losses	(93)	(303)	(152)	(548)

Allowance for loan losses, June 30, 2011	1,127	1,153	840	3,120

Reserve for unfunded credit commitments, April 1, 2011	37	17	24	78
Provision for unfunded credit commitments	(5)	11	—	6

Reserve for unfunded credit commitments, June 30, 2011	32	28	24	84

Allowance for credit losses, June 30, 2011	$1,159	$1,181	$864	$3,204

	Six Months Ended June 30, 2011
	Commercial	Investor Real Estate	Consumer	Total
		(In millions)
Allowance for loan losses, January 1, 2011	$1,055	$1,370	$760	$3,185
Allowance allocated to purchased loans	10	—	74	84
Provision for loan losses	297	260	323	880
Loan losses:
Charge-offs	(258)	(487)	(346)	(1,091)
Recoveries	23	10	29	62

Net loan losses	(235)	(477)	(317)	(1,029)

Allowance for loan losses, June 30, 2011	1,127	1,153	840	3,120

Reserve for unfunded credit commitments, January 1, 2011	32	16	23	71
Provision for unfunded credit commitments	—	12	1	13

Reserve for unfunded credit commitments, June 30, 2011	32	28	24	84

Allowance for credit losses, June 30, 2011	$1,159	$1,181	$864	$3,204

Portion of allowance ending balance:
Individually evaluated for impairment	$128	$163	$4	$295
Collectively evaluated for impairment	1,031	1,018	860	2,909

Total allowance evaluated for impairment	$1,159	$1,181	$864	$3,204

Portion of loan portfolio ending balance:
Individually evaluated for impairment	$599	$989	$18	$1,606
Collectively evaluated for impairment	35,219	12,442	31,909	79,570

Total loans evaluated for impairment	$35,818	$13,431	$31,927	$81,176

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

Consumer—The consumer loan portfolio segment includes residential first mortgage, home equity, indirect, consumer credit card, and other consumer loans. Residential first mortgage loans represent loans to consumers to finance a residence. These loans are typically financed over a 15 to 30 year term and, in most cases, are extended to borrowers to finance their primary residence. Home equity lending includes both home equity loans and lines of credit. This type of lending, which is secured by a first or second mortgage on the borrower’s residence, allows customers to borrow against the equity in their home. Real estate market values as of the time the loan or line is secured directly affect the amount of credit extended and, in addition, changes in these values impact the depth of potential losses. Indirect lending, which is lending initiated through third-party business partners, is largely comprised of loans made through automotive dealerships. Consumer credit card includes approximately 500,000 Regions branded consumer credit card accounts purchased late in the second quarter of 2011 from FIA Card Services. Other consumer loans include direct consumer installment loans, overdrafts and educational loans. Loans in this portfolio segment are sensitive to unemployment and other key consumer economic measures.

The following tables present credit quality indicators for the loan portfolio segments and classes, excluding loans held for sale, as of June 30, 2011, December 31, 2010 and June 30, 2010. Commercial and investor real estate loan classes are detailed by categories related to underlying credit quality and probability of default. These categories are utilized to develop the associated allowance for credit losses.

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

Substandard accrual and non-accrual loans are often collectively referred to as “classified.” Special mention, substandard accrual, and non-accrual loans are often collectively referred to as “criticized and classified.”

Classes in the consumer portfolio segment are disaggregated by accrual status. The associated allowance for credit losses is generally based on historical losses of the various classes adjusted for current economic conditions.

	June 30, 2011
	Pass	Special Mention	Substandard Accrual	Non-accrual	Total
	(In millions)
Commercial and industrial	$21,990	$445	$684	$525	$23,644
Commercial real estate mortgage—owner occupied	10,235	257	618	687	11,797
Commercial real estate construction—owner occupied	322	17	10	28	377

Total commercial	$32,547	$719	$1,312	$1,240	$35,818

Commercial investor real estate mortgage	8,143	1,162	1,711	820	11,836
Commercial investor real estate construction	660	194	370	371	1,595

Total investor real estate	$8,803	$1,356	$2,081	$1,191	$13,431

			Accrual	Non-accrual	Total
			(In millions)
Residential first mortgage			$14,018	$288	$14,306
Home equity			13,528	65	13,593
Indirect			1,704	—	1,704
Consumer credit card			1,134	—	1,134
Other consumer			1,190	—	1,190

Total consumer			$31,574	$353	$31,927

					$81,176

	December 31, 2010
	Pass	Special Mention	Substandard Accrual	Non-accrual	Total
	(In millions)
Commercial and industrial	$20,764	$517	$792	$467	$22,540
Commercial real estate mortgage—owner occupied	10,344	283	813	606	12,046
Commercial real estate construction—owner occupied	393	25	23	29	470

Total commercial	$31,501	$825	$1,628	$1,102	$35,056

Commercial investor real estate mortgage	8,755	1,300	2,301	1,265	13,621
Commercial investor real estate construction	904	342	589	452	2,287

Total investor real estate	$9,659	$1,642	$2,890	$1,717	$15,908

			Accrual	Non-accrual	Total
				(In millions)
Residential first mortgage			$14,613	$285	$14,898
Home equity			14,170	56	14,226
Indirect			1,592	—	1,592
Other consumer			1,184	—	1,184

Total consumer			$31,559	$341	$31,900

					$82,864

	June 30, 2010
	Pass	Special Mention	Substandard Accrual	Non-accrual	Total
	(In millions)
Commercial and industrial	$19,224	$497	$896	$479	$21,096
Commercial real estate mortgage—owner occupied	10,259	323	705	680	11,967
Commercial real estate construction—owner occupied	456	28	26	37	547

Total commercial	$29,939	$848	$1,627	$1,196	$33,610

Commercial investor real estate mortgage	9,607	1,723	2,536	1,286	15,152
Commercial investor real estate construction	1,605	570	849	754	3,778

Total investor real estate	$11,212	$2,293	$3,385	$2,040	$18,930

			Accrual	Non-accrual	Total
			(In millions)
Residential first mortgage			$15,355	$212	$15,567
Home equity			14,777	25	14,802
Indirect			1,900	—	1,900
Other consumer			1,136	—	1,136

Total consumer			$33,168	$237	$33,405

					$85,945

The following tables include an aging analysis of days past due (DPD) for each portfolio class as of June 30, 2011, December 31, 2010 and June 30, 2010:

	June 30, 2011
	Accrual Loans
	30-59 DPD	60-89 DPD	90+ DPD	Total 30+ DPD	Total Accrual	Non-accrual	Total
	(In millions)
Commercial and industrial	$80	$38	$7	$125	$23,119	$525	$23,644
Commercial real estate mortgage—owner occupied	49	22	11	82	11,110	687	11,797
Commercial real estate construction—owner occupied	2	—	—	2	349	28	377

Total commercial	131	60	18	209	34,578	1,240	35,818

Commercial investor real estate mortgage	99	47	5	151	11,016	820	11,836
Commercial investor real estate construction	22	3	—	25	1,224	371	1,595

Total investor real estate	121	50	5	176	12,240	1,191	13,431

Residential first mortgage	172	93	296	561	14,018	288	14,306
Home equity	97	71	158	326	13,528	65	13,593
Indirect	20	5	2	27	1,704	—	1,704
Consumer credit card	7	4	—	11	1,134	—	1,134
Other consumer	18	4	4	26	1,190	—	1,190

Total consumer	314	177	460	951	31,574	353	31,927

	$566	$287	$483	$1,336	$78,392	$2,784	$81,176

	December 31, 2010
	Accrual Loans
	30-59 DPD	60-89 DPD	90+ DPD	Total 30+ DPD	Total Accrual	Non-accrual	Total
				(In millions)
Commercial and industrial	$60	$43	$9	$112	$22,073	$467	$22,540
Commercial real estate mortgage—owner occupied	47	54	6	107	11,440	606	12,046
Commercial real estate construction—owner occupied	3	—	1	4	441	29	470

Total commercial	110	97	16	223	33,954	1,102	35,056

Commercial investor real estate mortgage	120	91	5	216	12,356	1,265	13,621
Commercial investor real estate construction	30	12	1	43	1,835	452	2,287

Total investor real estate	150	103	6	259	14,191	1,717	15,908

Residential first mortgage	185	118	359	662	14,613	285	14,898
Home equity	146	78	198	422	14,170	56	14,226
Indirect	29	8	2	39	1,592	—	1,592
Other consumer	22	6	4	32	1,184	—	1,184

Total consumer	382	210	563	1,155	31,559	341	31,900

	$642	$410	$585	$1,637	$79,704	$3,160	$82,864

	June 30, 2010
	Accrual Loans
	30-59 DPD	60-89 DPD	90+ DPD	Total 30+ DPD	Total Accrual	Non-accrual	Total
				(In millions)
Commercial and industrial	$80	$46	$7	$133	$20,617	$479	$21,096
Commercial real estate mortgage—owner occupied	67	36	4	107	11,287	680	11,967
Commercial real estate construction—owner occupied	3	3	—	6	510	37	547

Total commercial	150	85	11	246	32,414	1,196	33,610

Commercial investor real estate mortgage	215	109	26	350	13,866	1,286	15,152
Commercial investor real estate construction	50	21	4	75	3,024	754	3,778

Total investor real estate	265	130	30	425	16,890	2,040	18,930

Residential first mortgage	195	117	349	661	15,355	212	15,567
Home equity	124	76	215	415	14,777	25	14,802
Indirect	26	7	3	36	1,900	—	1,900
Other consumer	20	4	4	28	1,136	—	1,136

Total consumer	365	204	571	1,140	33,168	237	33,405

	$780	$419	$612	$1,811	$82,472	$3,473	$85,945

The following tables present details related to the Company’s impaired loans as of June 30, 2011 and December 31, 2010. Loans deemed to be impaired include non-accrual commercial and investor real estate loans, excluding leasing, and all TDRs (including accruing commercial, investor real estate, and consumer TDRs). Loans which have been fully charged-off do not appear in the tables below. The related allowance represents the following components which correspond to impaired loans:

•	Individually evaluated impaired loans (non-accrual commercial and investor real estate loans equal to or greater than $2.5 million),

•	Collectively evaluated impaired loans (non-accrual commercial and investor real estate loans less than $2.5 million, which are evaluated based on pools of loans with similar risk characteristics),

•

Accruing and non-accruing TDRs equal to or greater than $2.5 million, which are individually evaluated like any other impaired loan over the quantitative scope. Accruing and non-accruing TDRs less than $2.5 million are included with pools of loans with similar risk characteristics and evaluated collectively.

	Impaired Loans
	As of June 30, 2011							Three Months Ended June 30, 2011		Six Months Ended June 30, 2011
			Book Value (3)
	Unpaid Principal Balance (1)	Charge-offs and Payments Applied (2)	Total Impaired Loans	Impaired Loans with No Related Allowance	Impaired Loans with Related Allowance	Related Allowance for Loan Losses	Coverage% (4)	Average Balance	Interest Income Recognized (5)	Average Balance	Interest Income Recognized (5)
	(Dollars in millions)
Commercial and industrial	$585	$86	$499	$43	$456	$183	46.0%	$452	—	$444	—
Commercial real estate mortgage—owner occupied	841	121	720	21	699	194	37.4	690	1	697	2
Commercial real estate construction—owner occupied	44	15	29	—	29	9	54.2	30	—	31	—

Total commercial	1,470	222	1,248	64	1,184	386	41.3	1,172	1	1,172	2

Commercial investor real estate mortgage	1,280	221	1,059	217	842	237	35.8	1,234	3	1,301	5
Commercial investor real estate construction	531	126	405	103	302	105	43.6	442	—	469	—

Total investor real estate	1,811	347	1,464	320	1,144	342	38.1	1,676	3	1,770	5

Residential first mortgage	1,146	63	1,083	—	1,083	153	18.8	1,083	11	1,072	20
Home equity	426	14	412	—	412	53	15.9	401	5	390	10
Indirect	2	—	2	—	2	—	1.0	2	—	2	—
Other consumer	61	—	61	—	61	1	1.4	62	1	63	2

Total consumer	1,635	77	1,558	—	1,558	207	17.4	1,548	17	1,527	32

Total impaired loans	$4,916	$646	$4,270	$384	$3,886	$935	32.2%	$4,396	$21	$4,469	$39

(1)	Unpaid principal balance represents the contractual obligation due from the customer and includes the net book value plus charge-offs and payments applied.
(2)	Charge-offs and payments applied represents cumulative partial charge-offs taken, as well as interest payments received that have been applied against the outstanding principal balance.
(3)	Book value represents the unpaid principal balance less charge-offs and payments applied; it is shown before any allowance for loan losses.
(4)	Coverage % represents charge-offs and payments applied plus the related allowance as a percent of the unpaid principal balance.
(5)	Represents interest income on loans modified in a TDR, and are therefore considered impaired, which are on accruing status.

	Impaired Loans As of December 31, 2010
	Unpaid Principal Balance (1)	Charge- offs and Payments Applied (2)	Book Value (3)	Related Allowance for Loan Losses	Coverage % (4)
	(Dollars in millions)
Commercial and industrial	$545	$124	$421	$102	41.5%
Commercial real estate mortgage—owner occupied	746	96	650	167	35.3
Commercial real estate construction—owner occupied	47	16	31	10	55.3

Total commercial	1,338	236	1,102	279	38.5

Commercial investor real estate mortgage	1,693	273	1,420	319	35.0
Commercial investor real estate construction	638	150	488	154	47.6

Total investor real estate	2,331	423	1,908	473	38.4

Residential first mortgage	1,113	60	1,053	126	16.7
Home equity	378	13	365	46	15.6
Indirect	2	—	2	—	—
Other consumer	65	—	65	1	1.5

Total consumer	1,558	73	1,485	173	15.8

Total impaired loans	$5,227	$732	$4,495	$925	31.7%

(1)	Unpaid principal balance represents the contractual obligation due from the customer and includes the net book value plus charge-offs and payments applied.
(2)	Charge-offs and payments applied represents cumulative partial charge-offs taken, as well as interest payments received that have been applied against the outstanding principal balance.
(3)	Book value represents the unpaid principal balance less charge-offs and payments applied; it is shown before any allowance for loan losses.
(4)	Coverage % represents charge-offs and payments applied plus the related allowance as a percent of the unpaid principal balance.

A significant majority of residential first mortgage, home equity, and indirect and other consumer loans in the table above are considered impaired due to their status as a TDR. Approximately 94 percent of consumer TDRs were accruing at June 30, 2011.

In addition to the impaired loans detailed in the tables above, there were approximately $381 million in non-performing loans classified as held for sale at June 30, 2011, compared to $304 million at December 31, 2010. The loans are larger balance credits, primarily investor real estate, where management does not have the intent to hold these loans for the foreseeable future. The loans are carried at an amount approximating a price which will be recoverable through the loan sale market. During the three months ended June 30, 2011, approximately $176 million in non-performing loans were transferred to held for sale; this amount is net of charge-offs of $114 million recorded upon transfer. During the six months ended June 30, 2011, approximately $364 million in non-performing loans were transferred to held for sale; this amount is net of charge-offs of $219 million recorded upon transfer. At June 30, 2011 and December 31, 2010, non-accrual loans including loans held for sale totaled $3.2 billion and $3.5 billion, respectively.

In June 2011, Regions completed the purchase of approximately $1.2 billion of Regions-branded credit card accounts from FIA Card Services. The purchase included approximately $1.1 billion in consumer credit card accounts and approximately $0.1 billion in small business credit card accounts, which are included in the commercial and industrial portfolio class. Approximately $86 million of the purchase price was allocated to purchase credit card relationship intangibles and approximately $84 million was allocated to the allowance for loan losses.

During the three and six months ended June 30, 2011, Regions purchased approximately $174 million and $336 million, respectively, in indirect loans from a third party.

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

The tables below present an analysis of mortgage servicing rights for the three and six months ended June 30, 2011 and 2010, under the fair value measurement method:

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
	(In millions)
Carrying value, beginning of period	$282	$270	$267	$247
Additions	19	13	35	30
Increase (decrease) in fair value:
Due to change in valuation inputs or assumptions	(28)	(57)	(23)	(46)
Other changes (1)	(5)	(6)	(11)	(11)

Carrying value, end of period	$268	$220	$268	$220

(1)	Represents economic amortization associated with borrower repayments.

Data and assumptions used in the fair value calculation related to mortgage servicing rights (excluding related derivative instruments) as of June 30, 2011 and 2010 are as follows (dollars in millions):

	June 30
	2011	2010
Unpaid principal balance	$26,421	$23,502
Weighted-average prepayment speed (CPR; percentage)	13.6%	17.8%
Estimated impact on fair value of a 10% increase	$(15)	$(15)
Estimated impact on fair value of a 20% increase	$(29)	$(28)
Option-adjusted spread (basis points)	714.4	580.2
Estimated impact on fair value of a 10% increase	$(7)	$(4)
Estimated impact on fair value of a 20% increase	$(14)	$(9)
Weighted-average coupon interest rate	5.33%	5.69%
Weighted-average remaining maturity (months)	283	289
Weighted-average servicing fee (basis points)	28.6	29.1

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

Regions uses various derivative instruments and/or trading securities to mitigate the effect of changes in the fair value of its mortgage servicing rights in the statements of operations. The table below presents the impact on the statements of operations associated with changes in mortgage servicing rights and related derivative and/or trading securities for the three and six months ended June 30, 2011 and 2010.

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
	(In millions)
Net interest income	$—	$—	$—	$3
Brokerage, investment banking and capital markets income	—	—	—	4
Mortgage income	(2)	12	(13)	28

Total	$(2)	$12	$(13)	$35

The following table presents servicing-related fees, which includes contractually specified servicing fees, late fees and other ancillary income resulting from the servicing of mortgage loans for the three and six months ended June 30, 2011 and 2010.

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
	(In millions)
Servicing related fees	$21	$20	$42	$40

Loans are sold in the secondary market with standard representations and warranties regarding certain characteristics such as the quality of the loan, the absence of fraud, the eligibility of the loan for sale and the future servicing associated on the loan. Regions may be required to repurchase these loans at par or make-whole, or indemnify the purchasers for losses incurred when representations and warranties are breached.

Regions maintains a repurchase liability related to mortgage loans sold with representations and warranty provisions. This repurchase liability reflects management’s estimate of losses based on historical repurchase and loss trends, as well as other factors that may result in anticipated losses different from historical loss trends. The table below presents an analysis of Regions’ repurchase liability, related to mortgage loans sold with representations and warranty provisions, for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
	(In millions)
Balance, beginning of period	$32	$28	$32	$29
Additions/(Reductions), Net	5	6	13	9
Losses	(5)	(4)	(13)	(8)

Balance, end of period	32	$30	$32	$30

During 2011, settled repurchase claims were related to one of the following alleged breaches: 1) underwriting guideline violations; 2) misrepresentation of income, assets or employment; or 3) property evaluation not supported. These claims stem primarily from the 2006—2008 vintages.

NOTE 5—Goodwill

Goodwill allocated to each reportable segment is presented as follows:

	June 30 2011	December 31 2010	June 30 2010
	(In millions)
Banking/Treasury	$4,691	$4,691	$4,691
Investment Banking/Brokerage/Trust	745	745	745
Insurance	125	125	125

	$5,561	$5,561	$5,561

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

During the second quarter of 2011, Regions assessed the indicators of goodwill impairment as of May 31, 2011, and through the date of the filing of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2011. The indicators assessed included:

•	Recent operating performance,

•	Changes in market capitalization,

•	Regulatory actions and assessments,

•	Changes in the business climate (including legislation, legal factors and competition),

•	Company-specific factors (including changes in key personnel, asset impairments, and business dispositions), and

•	Trends in the banking industry.

Based on the assessment of the indicators above, quantitative testing of goodwill was required for all of Regions’ reporting units for the June 30, 2011 interim period.

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

Regions uses the output from these approaches to determine the estimated fair value of each reporting unit. Listed below are tables of assumptions used in estimating the fair value of each reporting unit for the June 30, 2011, December 31, 2010 and June 30, 2010 interim periods. The tables include the discount rate used in the income approach, the market multiplier used in the market approaches, and the public company method control premium applied to all reporting units.

As of Second Quarter 2011	Banking/ Treasury		Investment Banking/ Brokerage/Trust		Insurance
Discount rate used in income approach	15%		14%		12%
Public company method market multiplier (1)	1.0	x	2.1	x	16.9	x
Transaction method market multiplier (2)	1.2	x	2.1	x	n/a

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

(2)	For the Banking/Treasury and Investment Banking/Brokerage/Trust reporting units, these multipliers are applied to tangible book value.

As of Second Quarter 2010	Banking/ Treasury		Investment Banking/ Brokerage/Trust		Insurance
Discount rate used in income approach	16%		13%		12%
Public company method market multiplier (1)	0.9	x	1.6	x	19.8	x
Transaction method market multiplier (2)	1.0	x	2.1	x	n/a

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

	2nd Quarter 2011	1st Quarter 2011	4th Quarter 2010	3rd Quarter 2010	2nd Quarter 2010
Discount Rate	15%	15%	15%	16%	16%

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

Specific factors as of the date of filing the financial statements that could negatively impact the assumptions used in assessing goodwill for impairment include: disparities in the level of fair value changes in net assets compared to equity; adverse business trends resulting from litigation and/or regulatory actions; higher loan losses; lengthened forecasts of higher unemployment relative to pre-crisis levels beyond 2012; future increased minimum regulatory capital requirements above current thresholds (refer to Note 13 “Regulatory Capital Requirements and Restrictions” to the 2010 consolidated financial statements filed on Form 10-K for the year ended December 31, 2010 for a discussion of current minimum regulatory requirements); future federal rules and regulations resulting from the Dodd-Frank Act; and/or a protraction in the current low level of interest rates beyond 2012.

The Step One analyses performed for the Investment Banking/Brokerage/Trust and Insurance reporting units during the second quarter of 2011 indicated that their estimated fair values exceeded their carrying values (including goodwill). Therefore, a Step Two analysis was not required for these reporting units.

The Step One analysis performed for the Banking/Treasury reporting unit during the second quarter of 2011 indicated that the carrying value (including goodwill) of the reporting unit exceeded its estimated fair value. Therefore, Step Two was performed for the Banking/Treasury reporting unit. For purposes of performing Step Two of the goodwill impairment test, Regions compared the implied estimated fair value of the Banking/Treasury reporting unit goodwill with the carrying amount of that goodwill. In order to determine the implied estimated fair value, a full purchase price allocation was performed in the same manner as if a business combination had occurred. As part of the Step Two analysis, Regions estimated the fair value of all of the assets and liabilities of the reporting unit, including unrecognized assets and liabilities. The fair values of certain material financial assets and liabilities and the valuation methodologies are discussed in Note 11 “Fair Value Measurements.” Based on the results of the Step Two analysis performed, Regions concluded the Banking/Treasury reporting unit’s goodwill was not impaired for the June 30, 2011 interim period.

NOTE 6—Stockholders’ Equity and Comprehensive Income (Loss)

On November 14, 2008, Regions completed the sale of 3.5 million shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A, to the U.S. Treasury as part of the Capital Purchase Program (“CPP”). Regions will pay the U.S. Treasury on a quarterly basis a 5 percent dividend, or $175 million annually, for each of the first five years of the investment, and 9 percent thereafter unless Regions redeems the shares. As part of its purchase of the preferred securities, the U.S. Treasury also received a warrant to purchase 48.3 million shares of Regions’ common stock at an exercise price of $10.88 per share, subject to anti-dilution and other adjustments. Regions received $3.5 billion from issuance of the Series A preferred shares and the warrant. The fair value allocation of the $3.5 billion between the preferred shares and the warrant resulted in $3.304 billion allocated to the preferred shares and $196 million allocated to the warrant. Accrued dividends on the preferred shares reduced retained earnings by $87 million during the first six months of 2011 and $88 million during the first six months of 2010. The unamortized discount on the preferred shares was $101 million at June 30, 2011, $120 million at December 31, 2010 and $140 million at June 30, 2010. Discount accretion on the preferred shares reduced retained earnings by $19 million and $17 million during the first six months of 2011 and 2010, respectively. Both the preferred securities and the warrant are accounted for as components of Regions’ regulatory Tier 1 capital.

On May 20, 2009, the Company issued 287,500 shares of mandatorily convertible preferred stock, Series B (“Series B shares”), generating net proceeds of approximately $278 million. By June 2010, all Series B shares had been converted to common shares as allowed by their terms. Accrued dividends on the Series B shares reduced retained earnings by $12 million for the first six months of 2010.

At June 30, 2011, Regions had 23.1 million common shares available for repurchase through open market transactions under an existing share repurchase authorization. There were no treasury stock purchases through open market transactions during the first six months of 2011. The Company’s ability to repurchase its common stock is limited by the terms of the CPP mentioned above.

The Board of Directors declared a $0.01 cash dividend for the second quarter of both 2011 and 2010. Regions does not expect to increase its quarterly dividend above $0.01 for the foreseeable future.

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

The following disclosure reflects the components of comprehensive income (loss) and any associated reclassification amounts:

	Three Months Ended June 30, 2011
	Before Tax	Tax Effect	Net of Tax
	(In millions)
Net income	$49	$60	$109
Net unrealized holding gains and losses on securities available for sale arising during the period	306	(114)	192
Less: reclassification adjustments for net securities gains realized in net income	24	(8)	16

Net change in unrealized gains and losses on securities available for sale	282	(106)	176
Net unrealized holding gains and losses on derivatives arising during the period	90	(35)	55
Less: reclassification adjustments for net gains realized in net income	47	(18)	29

Net change in unrealized gains and losses on derivative instruments	43	(17)	26
Net actuarial gains and losses arising during the period	23	(8)	15
Less: amortization of actuarial loss and prior service credit realized in net income	11	(4)	7

Net change from defined benefit plans	12	(4)	8

Comprehensive income	$386	$(67)	$319

	Three Months Ended June 30, 2010
	Before Tax	Tax Effect	Net of Tax
	(In millions)
Net income (loss)	$(365)	$88	$(277)
Net unrealized holding gains and losses on securities available for sale arising during the period	331	(126)	205
Less: reclassification adjustments for net securities gains realized in net income (loss)	—	—	—

Net change in unrealized gains and losses on securities available for sale	331	(126)	205
Net unrealized holding gains and losses on derivatives arising during the period	(16)	6	(10)
Less: reclassification adjustments for net gains realized in net income (loss)	63	(24)	39

Net change in unrealized gains and losses on derivative instruments	(79)	30	(49)
Net actuarial gains and losses arising during the period	22	(9)	13
Less: amortization of actuarial loss and prior service credit realized in net income (loss)	11	(4)	7

Net change from defined benefit plans	11	(5)	6

Comprehensive income (loss)	$(102)	$(13)	$(115)

	Six Months Ended June 30, 2011
	Before Tax	Tax Effect	Net of Tax
	(In millions)
Net income	$106	$72	$178
Net unrealized holding gains and losses on securities available for sale arising during the period	225	(81)	144
Less: reclassification adjustments for net securities gains realized in net income	106	(37)	69

Net change in unrealized gains and losses on securities available for sale	119	(44)	75
Net unrealized holding gains and losses on derivatives arising during the period	91	(35)	56
Less: reclassification adjustments for net gains realized in net income	97	(37)	60

Net change in unrealized gains and losses on derivative instruments	(6)	2	(4)
Net actuarial gains and losses arising during the period	42	(16)	26
Less: amortization of actuarial loss and prior service credit realized in net income	22	(8)	14

Net change from defined benefit plans	20	(8)	12

Comprehensive income	$239	$22	$261

	Six Months Ended June 30, 2010
	Before Tax	Tax Effect	Net of Tax
	(In millions)
Net income (loss)	$(722)	$249	$(473)
Net unrealized holding gains and losses on securities available for sale arising during the period	437	(165)	272
Less: reclassification adjustments for net securities gains realized in net income (loss)	59	(21)	38

Net change in unrealized gains and losses on securities available for sale	378	(144)	234
Net unrealized holding gains and losses on derivatives arising during the period	18	(7)	11
Less: reclassification adjustments for net gains realized in net income (loss)	126	(48)	78

Net change in unrealized gains and losses on derivative instruments	(108)	41	(67)
Net actuarial gains and losses arising during the period	39	(16)	23
Less: amortization of actuarial loss and prior service credit realized in net income (loss)	22	(8)	14

Net change from defined benefit plans	17	(8)	9

Comprehensive income (loss)	$(435)	$138	$(297)

NOTE 7—Earnings (Loss) per Common Share

The following table sets forth the computation of basic earnings (loss) per common share and diluted earnings (loss) per common share:

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
	(In millions, except per share amounts)
Numerator:
Net income (loss)	$109	$(277)	$178	$(473)
Preferred stock dividends and accretion	(54)	(58)	(106)	(117)

Net income (loss) available to common shareholders	$55	$(335)	$72	$(590)

Denominator:
Weighted-average common shares outstanding—basic	1,258	1,200	1,257	1,197
Potential common shares	2	—	2	—

Weighted-average common shares outstanding—diluted	1,260	1,200	1,259	1,197

Earnings (loss) per common share:
Basic	$0.04	$(0.28)	$0.06	$(0.49)
Diluted	0.04	(0.28)	0.06	(0.49)

The effect from the assumed exercise of 41 million and 42 million stock options for the three months and six months ended June 30, 2011, respectively, was not included in the above computations of diluted earnings per common share because such amounts would have had an antidilutive effect on earnings per common share.

Basic and diluted weighted-average common shares outstanding are the same for the three and six months ended June 30, 2010 due to the net loss.

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

On May 13, 2010, the shareholders of the Company approved the Regions Financial Corporation 2010 Long-Term Incentive Plan (“2010 LTIP”), which permits the Company to grant to employees and directors various forms of incentive compensation. These forms of incentive compensation are similar to the types of compensation approved in prior plans. The 2010 LTIP authorizes 100 million common share equivalents available for grant, where grants of options count as one share equivalent and grants of full value awards (e.g., shares of restricted stock and restricted stock units) count as 2.25 share equivalents. Unless otherwise determined by the Compensation Committee of the Board of Directors, grants of restricted stock and restricted stock units accrue dividends as they are declared by the Board of Directors, and the dividends are paid upon vesting of the award. The 2010 LTIP closed all prior long-term incentive plans to new grants, and, accordingly, prospective grants must be made under the 2010 LTIP or a successor plan. All existing grants under prior long-term incentive plans were unaffected by this amendment. The number of remaining share equivalents available for future issuance under the 2010 LTIP was approximately 84 million at June 30, 2011.

STOCK OPTIONS

During the first six months of 2011, Regions made stock option grants that vest based upon a service condition. The fair value of these stock options was estimated on the date of the grant using a Black-Scholes option pricing model and related assumptions. The stock options vest ratably over a 3-year term.

The following table summarizes the weighted-average assumptions used and the estimated fair values related to stock options granted during the six months ended June 30:

	June 30
	2011		2010
Expected option life	5.8	yrs.	5.8	yrs.
Expected volatility	75.5%		74.0%
Expected dividend yield	2.3%		2.2%
Risk-free interest rate	1.9%		2.2%
Fair value	$3.67		$3.86

The following table details the activity during the first six months of 2011 and 2010 related to stock options:

	For the Six Months Ended June 30
	2011		2010
	Number of Options	Wtd. Avg. Exercise Price	Number of Options	Wtd. Avg. Exercise Price
Outstanding at beginning of period	54,999,626	$24.41	52,968,560	$26.34
Granted	1,316,677	6.62	7,173,667	7.00
Exercised	(18,442)	3.29	(24,589)	3.29
Canceled/Forfeited	(6,846,994)	24.10	(3,281,332)	19.85

Outstanding at end of period	49,450,867	$23.98	56,836,306	$24.29

Exercisable at end of period	42,977,407	$26.61	45,905,668	$27.77

RESTRICTED STOCK AWARDS

During the first six months of 2011 and 2010, Regions made restricted share grants that vest based upon a service condition. Dividend payments during the vesting period are deferred to the end of the vesting term. The fair value of these restricted shares was estimated based upon the fair value of the underlying shares on the date of the grant. The valuation was not adjusted for the deferral of dividends.

The following table details the activity during the first six months of 2011 and 2010 related to restricted share awards and units:

	For the Six Months Ended June 30
	2011		2010
	Number of Shares	Wtd. Avg. Grant Date Fair Value	Number of Shares	Wtd. Avg. Grant Date Fair Value
Non-vested at beginning of period	4,930,444	$12.13	5,964,594	$17.15
Granted	2,638,545	6.69	1,151,968	6.96
Vested	(1,110,945)	24.42	(844,787)	34.44
Forfeited	(24,384)	19.68	(1,024,271)	16.65

Non-vested at end of period	6,433,660	$7.75	5,247,504	$12.23

NOTE 9—Pension and Other Postretirement Benefits

Net periodic pension and other postretirement benefits cost included the following components:

	For The Three Months Ended June 30
	Pension		Other Postretirement Benefits
	2011	2010	2011	2010
	(In millions)
Service cost	$9	$10	$—	$—
Interest cost	23	23	1	1
Expected return on plan assets	(31)	(25)	—	—
Amortization of prior service cost (credit)	1	1	—	(1)
Amortization of actuarial loss	12	10	—	—

	$14	$19	$1	$—

	For The Six Months Ended June 30
	Pension		Other Postretirement Benefits
	2011	2010	2011	2010
	(In millions)
Service cost	$19	$19	$—	$—
Interest cost	46	46	1	2
Expected return on plan assets	(61)	(50)	—	—
Amortization of prior service cost (credit)	1	1	—	(1)
Amortization of actuarial loss	23	21	—	—

	$28	$37	$1	$1

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

The following tables present the notional and fair value of derivative instruments on a gross basis:

June 30, 2011
	Notional Value	Asset Derivatives		Liability Derivatives
		Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In millions)
Derivatives in fair value hedging relationships
Interest rate swaps	$7,666	Other assets	$186	Other liabilities	$—

Total	7,666		186		—

Derivatives in cash flow hedging relationships
Interest rate swaps	12,250	Other assets	29	Other liabilities	—
Interest rate options	—	Other assets	—	Other liabilities	—

Total	12,250		29		—

Total derivatives designated as hedging instruments	$19,916		$215		$—

Derivatives not designated as hedging instruments
Interest rate swaps	$51,357	Other assets	$1,692	Other liabilities	$1,746
Interest rate options	3,764	Other assets	30	Other liabilities	23
Interest rate futures and forward commitments	94,921	Other assets	12	Other liabilities	15
Other contracts	1,484	Other assets	34	Other liabilities	32

Total derivatives not designated as hedging instruments	$151,526		$1,768		$1,816

Total derivatives	$171,442		$1,983		$1,816

December 31, 2010
	Notional Value	Asset Derivatives		Liability Derivatives
		Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In millions)
Derivatives in fair value hedging relationships
Interest rate swaps	$9,230	Other assets	$226	Other liabilities	$—

Total	9,230		226		—

Derivatives in cash flow hedging relationships
Interest rate swaps	15,680	Other assets	43	Other liabilities	127
Interest rate options	2,000	Other assets	5	Other liabilities	—

Total	17,680		48		127

Total derivatives designated as hedging instruments	$26,910		$274		$127

Derivatives not designated as hedging instruments
Interest rate swaps	$51,238	Other assets	$1,778	Other liabilities	$1,823
Interest rate options	3,883	Other assets	40	Other liabilities	29
Interest rate futures and forward commitments	34,965	Other assets	35	Other liabilities	10
Other contracts	1,331	Other assets	21	Other liabilities	19

Total derivatives not designated as hedging instruments	$91,417		$1,874		$1,881

Total derivatives	$118,327		$2,148		$2,008

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

Regions enters into interest rate option contracts to protect cash flows through the maturity date of the hedging instrument on designated one-month LIBOR floating-rate loans from adverse extreme market interest rate changes. Regions purchases Eurodollar futures to hedge the variability in future cash flows based on forecasted resets of one-month LIBOR-based floating rate loans due to changes in the benchmark interest rate. Regions realized an after-tax expense of $31 million and an after-tax benefit of $17 million in accumulated other comprehensive income at June 30, 2011 and 2010, respectively, related to terminated cash flow hedges of loan and debt instruments which will be amortized into earnings in conjunction with the recognition of interest payments through 2017. Regions recognized pre-tax income of $16 million and $4 million during the three months ended June 30, 2011 and 2010, respectively, and $25 million and $13 million during the six months ended June 30, 2011 and 2010, respectively, related to the amortization of cash flow hedges of loan and debt instruments.

Regions expects to reclassify out of other comprehensive income and into earnings approximately $96 million in pre-tax income due to the receipt or payment of interest payments on all cash flow hedges within the next twelve months. Of this amount, $15 million relates to the amortization of discontinued cash flow hedges. The maximum length of time over which Regions is hedging its exposure to the variability in future cash flows for forecasted transactions is approximately six years as of June 30, 2011. The following tables present the effect of derivative instruments on the statements of operations for the periods indicated:

Three Months Ended June 30, 2011

Derivatives in Fair Value Hedging Relationships	Location of Gain(Loss) Recognized in Income on Derivatives	Amount of Gain(Loss) Recognized in Income on Derivatives	Hedged Items in Fair Value Hedge Relationships	Location of Gain(Loss) Recognized in Income on Related Hedged Item	Amount of Gain(Loss) Recognized in Income on Related Hedged Item
(In millions)
Interest rate swaps	Other non-interest expense	$9	Debt/CDs	Other non-interest expense	$(4)
Interest rate swaps	Interest expense	43	Debt	Interest expense	4
Forward commitments	Other non-interest expense	(35)	Securities available for sale	Other non-interest expense	35

Total		$17			$35

Derivatives in Cash Flow Hedging Relationships	Amount of Gain(Loss) Recognized in OCI on Derivatives (Effective Portion) (1)	Location of Gain(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain(Loss) Reclassified from Accumulated OCI into Income (Effective Portion) (2)	Location of Gain(Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain(Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing) (2)
(In millions)
Interest rate swaps	$30	Interest income on loans	$50	Other non-interest expense	$—
Forward starting swaps	(4)	Interest expense on debt	(3)	Other non-interest expense	—
Interest rate options	—	Interest income on loans	—	Interest income on loans	—
Eurodollar futures	—	Interest income on loans	—	Other non-interest expense	—

Total	$26		$47		$—

(1)	After-tax
(2)	Pre-tax

Three Months Ended June 30, 2010

Derivatives in Fair Value Hedging Relationships	Location of Gain(Loss) Recognized in Income on Derivatives	Amount of Gain(Loss) Recognized in Income on Derivatives	Hedged Items in Fair Value Hedge Relationships	Location of Gain(Loss) Recognized in Income on Related Hedged Item	Amount of Gain(Loss) Recognized in Income on Related Hedged Item
(In millions)
Interest rate swaps	Other non-interest expense	$50	Debt/CDs	Other non-interest expense	$(47)
Interest rate swaps	Interest expense	61	Debt	Interest expense	1

Total		$111			$(46)

Derivatives in Cash Flow Hedging Relationships	Amount of Gain(Loss) Recognized in OCI on Derivatives (Effective Portion) (1)	Location of Gain(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain(Loss) Reclassified from Accumulated OCI into Income (Effective Portion) (2)	Location of Gain(Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain(Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing) (2)
(In millions)
Interest rate swaps	$(7)	Interest income on loans	$43	Other non-interest expense	$1
Forward starting swaps	(18)	Interest expense on debt	—	Other non-interest expense	—
Interest rate options	(7)	Interest income on loans	11	Interest income on loans	—
Eurodollar futures	(14)	Interest income on loans	8	Other non-interest expense	(3)

Total	$(46)		$62		$(2)

(1)	After-tax
(2)	Pre-tax

Six Months Ended June 30, 2011

Derivatives in Fair Value Hedging Relationships	Location of Gain(Loss) Recognized in Income on Derivatives	Amount of Gain(Loss) Recognized in Income on Derivatives	Hedged Items in Fair Value Hedge Relationships	Location of Gain(Loss) Recognized in Income on Related Hedged Item	Amount of Gain(Loss) Recognized in Income on Related Hedged Item
(In millions)
Interest rate swaps	Other non-interest expense	$(40)	Debt/CDs	Other non-interest expense	$44
Interest rate swaps	Interest expense	94	Debt	Interest expense	8
Forward commitments	Other non-interest expense	(35)	Securities available for sale	Other non-interest expense	35

Total		$19			$87

Derivatives in Cash Flow Hedging Relationships	Amount of Gain(Loss) Recognized in OCI on Derivatives (Effective Portion) (1)	Location of Gain(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain(Loss) Reclassified from Accumulated OCI into Income (Effective Portion) (2)	Location of Gain(Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain(Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing) (2)
(In millions)
Interest rate swaps	$—	Interest income on loans	$98	Other non-interest expense	$1
Forward starting swaps	(3)	Interest expense on debt	(3)	Other non-interest expense	(1)
Interest rate options	(2)	Interest income on loans	4	Interest income on loans	—
Eurodollar futures	1	Interest income on loans	(2)	Other non-interest expense	—

Total	$(4)		$97		$—

(1)	After-tax
(2)	Pre-tax

Six Months Ended June 30, 2010

Derivatives in Fair Value Hedging Relationships	Location of Gain(Loss) Recognized in Income on Derivatives	Amount of Gain(Loss) Recognized in Income on Derivatives	Hedged Items in Fair Value Hedge Relationships	Location of Gain(Loss) Recognized in Income on Related Hedged Item	Amount of Gain(Loss) Recognized in Income on Related Hedged Item
(In millions)
Interest rate swaps	Other non-interest expense	$102	Debt/CDs	Other non-interest expense	$(114)
Interest rate swaps	Interest expense	121	Debt	Interest expense	2

Total		$223			$(112)

Derivatives in Cash Flow Hedging Relationships	Amount of Gain(Loss) Recognized in OCI on Derivatives (Effective Portion) (1)	Location of Gain(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain(Loss) Reclassified from Accumulated OCI into Income (Effective Portion) (2)	Location of Gain(Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain(Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing) (2)
(In millions)
Interest rate swaps	$(21)	Interest income on loans	$91	Other non-interest expense	$2
Forward starting swaps	(28)	Interest expense on debt	—	Other non-interest expense	—
Interest rate options	(10)	Interest income on loans	22	Interest income on loans	—
Eurodollar futures	1	Interest income on loans	11	Other non-interest expense	(7)

Total	$(58)		$124		$(5)

(1)	After-tax
(2)	Pre-tax

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

In the normal course of business, Morgan Keegan enters into underwriting and forward and future commitments on U.S. Government and municipal securities. As of June 30, 2011 and 2010, the total notional amount related to forward and future commitments was approximately $1.1 billion and $477 million, respectively. The brokerage subsidiary typically settles its position by entering into equal but opposite contracts and, as such, the contract amounts do not necessarily represent future cash requirements. Settlement of the transactions relating to such commitments is not expected to have a material effect on the subsidiary’s financial position. Transactions involving future settlement give rise to market risk, which represents the potential loss that can be caused by a change in the market value of a particular financial instrument. The exposure to market risk is determined by a number of factors, including size, composition and diversification of positions held, the absolute and relative levels of interest rates, and market volatility.

Regions enters into interest rate lock commitments, which are commitments to originate mortgage loans whereby the interest rate on the loan is determined prior to funding and the customers have locked into that interest rate. At June 30, 2011 and 2010, Regions had $488 million and $720 million, respectively, in total notional amount of interest rate lock commitments. Regions manages market risk on interest rate lock commitments and mortgage loans held for sale with corresponding forward sale commitments, which are recorded at fair value with changes in fair value recorded in mortgage income. As of June 30, 2011 and 2010, Regions had $1.0 billion and $1.3 billion, respectively, in total absolute notional amount related to these forward rate commitments.

The following tables present the location and amount of gain or (loss) recognized in income on derivatives not designated as hedging instruments in the statement of operations for the three and six months ended June 30, 2011 and 2010, respectively:

	Three Months Ended June 30		Six Months Ended June 30
Derivatives Not Designated as Hedging Instruments	2011	2010	2011	2010
	(In millions)
Brokerage income
Interest rate swaps	$3	$2	$5	$(5)
Interest rate options	—	1	1	2
Interest rate futures and forward commitments	—	(1)	—	(3)
Other contracts	2	5	5	5

Total brokerage income	5	7	11	(1)

Mortgage income
Interest rate swaps	17	—	12	—
Interest rate options	(1)	(2)	(29)	(20)
Interest rate futures and forward commitments	16	59	18	83

Total mortgage income	32	57	1	63

	$37	$64	$12	$62

Credit risk, defined as all positive exposures not collateralized with cash or other assets, at June 30, 2011 and 2010, totaled approximately $772 million and $1.2 billion, respectively. This amount represents the net credit risk on all trading and other derivative positions held by Regions.

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

Regions’ maximum potential amount of future payments under these contracts is approximately $34 million. This scenario would only occur if variable interest rates were at zero percent and all counterparties defaulted with zero recovery. The fair value of sold protection at June 30, 2011 and 2010 was immaterial. In transactions where Regions has sold credit protection, recourse to collateral associated with the original swap transaction is available to offset some or all of Regions’ obligation.

CONTINGENT FEATURES

Certain of Regions’ derivative instrument contracts with broker-dealers contain provisions allowing those broker-dealers to terminate the contracts in the event that Regions’ and/or Regions Bank’s credit ratings falls below specified ratings from certain major credit rating agencies. At June 30, 2011, Moody’s and S&P’s credit ratings for Regions Financial Corporation were below investment grade. For Regions Bank, Moody’s credit ratings were below investment grade. Regions Financial Corporation and Regions Bank remain on a credit watch with negative implications from Moody’s. As a result of these downgrades, certain of Regions Bank’s broker-dealer counterparties could have terminated these contracts at their discretion. In lieu of terminating the contracts, Regions Bank and certain of its broker-dealer counterparties amended the contracts such that Regions Bank was required to post additional collateral in the cumulative amount of $208 million to these counterparties.

Some of these contracts with broker-dealers still contain credit-related termination provisions and/or credit-related provisions regarding the posting of collateral. At June 30, 2011, the net fair value of such contracts containing credit-related termination provisions that were in a liability position was $372 million, for which Regions had posted collateral of $530 million. At June 30, 2011, the net fair value of contracts that do not contain credit-related termination provisions that were in a liability position was $237 million for which Regions had posted collateral of $238 million. Other derivative contracts with broker-dealers do not contain any credit-related provisions. These counterparties require complete overnight collateralization.

The aggregate fair value of all derivative instruments with any credit-risk-related contingent features that are in a liability position on June 30, 2011 and December 31, 2010, was $441 million and $508 million, respectively, for which Regions had posted collateral of $600 million and $652 million, respectively, in the normal course of business.

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

•

Obligations of states and political subdivisions are generally based on data from third party pricing services for similar securities (Level 2 measurements as described above). Where such comparable data is not available, the Company develops valuations based on assumptions that are not readily observable in the market place; these valuations are Level 3 measurements. For example, auction-rate securities fall into this category. For these instruments, internal pricing models assume converting the securities into fixed-rate debt securities with similar credit ratings and maturity dates based on management’s estimates of the term of the securities. Assumed terms generally fall within a range of one to four years.

•	Other securities are valued based on Level 1, 2 and 3 measurements, depending on pricing methodology selected.

•	Equity securities are valued based on quoted market prices of identical assets on active exchanges; these valuations are Level 1 measurements.

The majority of Regions’ trading account assets and liabilities and securities available for sale are valued using third-party pricing services. To validate pricing related to investment securities held in the trading account assets and liabilities portfolios, pricing received from third-party pricing services is compared to available market data for reasonableness and/or pricing information from other third-party pricing services. Insignificant pricing adjustments may be made by traders to individual securities based upon the trader’s opinion of value. When such adjustments are made, Regions classifies the measurement as a Level 3 measurement.

To validate pricing related to liquid investment securities, which represent the vast majority of the available for sale portfolio (e.g. mortgage-backed securities), Regions compares price changes received from the pricing service to overall changes in market factors in order to validate the pricing received. To validate pricing received on less liquid investment securities in the available for sale portfolio, Regions receives pricing from third-party brokers/dealers on a sample of securities that are then compared to the pricing received.

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

Regions rarely transfers assets and liabilities measured at fair value between Level 1 and Level 2 measurements. There were no such transfers during the periods ended June 30, 2011 and 2010. Trading account assets are periodically transferred to or from Level 3 valuation based on management’s conclusion regarding the best method of pricing for an individual security. Such transfers are accounted for as if they occur at the beginning of a reporting period.

The following tables present assets and liabilities measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010:

	June 30, 2011				December 31, 2010
	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
(In millions)
Trading account assets
U.S. Treasury securities	$89	$7	$—	$96	$157	$14	$—	$171
Obligations of states and political subdivisions	—	183	148	331	—	190	165	355
Mortgage-backed securities:
Residential agency	—	303	—	303	—	145	—	145
Residential non-agency	—	1	—	1	—	—	—	—
Commercial agency	—	—	61	61	—	—	54	54
Other securities	—	41	5	46	—	58	10	68
Equity securities	385	—	—	385	323	—	—	323

Total trading account assets	$474	$535	$214	$1,223	$480	$407	$229	$1,116

Securities available for sale
U.S. Treasury securities	$87	$—	$—	$87	$91	$—	$—	$91
Federal agency securities	—	774	—	774	—	16	—	16
Obligations of states and political subdivisions	—	16	17	33	—	13	17	30
Mortgage-backed securities:
Residential agency	—	21,526	—	21,526	—	21,845	—	21,845
Residential non-agency	—	—	17	17	—	—	22	22
Commercial agency	—	156	—	156	—	112	—	112
Commercial non-agency	—	252	—	252	—	100	—	100
Other debt securities	—	22	—	22	—	25	—	25
Equity securities (1)	161	—	—	161	158	—	—	158

Total securities available for sale	$248	$22,746	$34	$23,028	$249	$22,111	$39	$22,399

Mortgage loans held for sale	$—	$585	$—	$585	$—	$1,174	$—	$1,174

Mortgage servicing rights	$—	$—	$268	$268	$—	$—	$267	$267

Derivative assets
Interest rate swaps	$—	$1,907	$—	$1,907	$—	$2,047	$—	$2,047
Interest rate options	—	25	5	30	—	39	6	45
Interest rate futures and forward commitments	—	8	4	12	—	29	6	35
Other contracts	—	34	—	34	—	21	—	21

Total derivative assets (2)	$—	$1,974	$9	$1,983	$—	2,136	12	2,148

Trading account liabilities
U.S. Treasury securities	$—	$160	$—	$160	$—	$95	$—	$95
Mortgage-backed securities:
Residential agency	—	119	—	119	—	46	—	46
Commercial agency	—	—	16	16	—	—	6	6
Other securities	—	11	5	16	—	23	4	27
Equity securities	12	—	—	12	—	—	—	—

Total trading account liabilities	$12	$290	$21	$323	$—	$164	$10	$174

Derivative liabilities
Interest rate swaps	$—	$1,746	$—	$1,746	$—	$1,950	$—	$1,950
Interest rate options	—	23	—	23	—	26	3	29
Interest rate futures and forward commitments	—	15	—	15	—	9	1	10
Other contracts	—	32	—	32	—	19	—	19

Total derivative liabilities (2)	$—	$1,816	$—	$1,816	$—	$2,004	$4	$2,008

(1)

Excludes Federal Reserve Bank and Federal Home Loan Bank Stock totaling $460 million and $340 million, respectively, at June 30, 2011 and $471 million and $419 million, respectively, at December 31, 2010.

(2)

At June 30, 2011, derivatives include approximately $1.0 billion related to legally enforceable master netting agreements that allow the Company to settle positive and negative positions. Derivatives, net are also presented excluding cash collateral received of $52 million and cash collateral posted of $797 million with counterparties. At December 31, 2010, derivatives include approximately $1.0 billion related to legally enforceable master netting agreements that allow the Company to settle positive and negative positions. Derivatives, net are also presented excluding cash collateral received of $11 million and cash collateral posted of $810 million with counterparties.

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

The following tables illustrate a rollforward for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2011 and 2010, respectively. The tables do not reflect the change in fair value attributable to any related economic hedges the Company used to mitigate the interest rate risk associated with these assets and (liabilities).

	Three Months Ended June 30, 2011
		Total realized / unrealized gains or losses										Net change in unrealized gains (losses) related to assets and liabilities held at June 30, 2011
	Balance April 1, 2011	Included in Earnings		Included in Other Comprehensive Income (Loss)	Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3	Balance June 30, 2011
	(In millions)
Level 3 Instruments Only
Trading account assets: (c)
Obligations of states and political subdivisions	$162	$3		$—	$2	$—	$—	$(19)	$—	$—	$148	$—
Commercial agency MBS	84	2		—	312	—	—	(337)	—	—	61	—
Other securities	6	6		—	2,249	—	—	(2,256)	—	—	5	—

Total trading account assets (c)	252	11	(a)	—	2,563	—	—	(2,612)	—	—	214	—

Securities available for sale:
Obligations of states and political subdivisions	17	—		—	—	—	—	—	—	—	17	—
Residential non-agency MBS	20	1		(1)	—	(2)	—	(1)	—	—	17	—

Total securities available for sale	37	1		(1)	—	(2)	—	(1)	—	—	34	—

Mortgage servicing rights	282	(33	)(b)	—	19	—	—	—	—	—	268	(28	)(b)

Trading account liabilities: (c)
Mortgage-backed securities:
Commercial agency	13	—		—	—		—	3	—	—	16	—
Other securities	12	—		—	(18)		—	11	—	—	5	—

Total trading account liabilities (c)	25	—		—	(18)		—	14	—	—	21	—

Derivatives, net:
Interest rate options	5	25		—	—	—	—	(25)	—	—	5	5
Interest rate futures and forward commitments	3	—		—	—	—		1	—	—	4	—

Total derivatives, net	8	25	(b)	—	—		—	(24)	—	—	9	5	(b)

(a)	Included in brokerage, investment banking and capital markets income.
(b)	Included in mortgage income.
(c)	Brokerage income from trading account assets primarily represents gains/(losses) on disposition, which, inherently includes commissions on security transactions during the period.

	Three Months Ended June 30, 2010
	Balance April 1, 2010	Total realized / unrealized gains or losses			Purchases	Issuances		Settlements	Transfers into Level 3	Transfers out of Level 3	Balance June 30, 2010	Net change in unrealized gains (losses) related to assets and liabilities held at June 30, 2010
		Included in Earnings		Included in Other Comprehensive Income (Loss)
	(In millions)
Level 3 Instruments Only
Trading account assets, net (c):
Obligations of states and political subdivisions	$170	$(3)		$—	$115	$		$(97)	$—	$—	$185	$—
Commercial agency MBS	66	1		—	127			(166)	—	—	28	—
Other securities	2	6		—	3,442			(3,454)	—	—	(4)	—

Total trading account assets, net (c)	238	4	(a)	—	3,684		—	(3,717)	—	—	209	—

Securities available for sale:
Obligations of states and political subdivisions	17	—		5	—		—	(5)	—	—	17	5
Residential non-agency MBS	26	—		—	—		—	(1)	—	—	25	—

Total securities available for sale	43	—		5	—		—	(6)	—	—	42	5

Mortgage servicing rights	270	(63	)(b)	—	13		—	—	—	—	220	(57	)(b)

Derivatives, net:
Interest rate futures and forward commitments	8	39		—	—		—	(31)	—	—	16	—

Total derivatives, net	8	39	(b)	—	—		—	(31)	—	—	16	—	(b)

(a)	Included in brokerage, investment banking and capital markets income.
(b)	Included in mortgage income.
(c)	Brokerage income from trading account assets primarily represents gains/(losses) on disposition, which, inherently includes commissions on security transactions during the period.

	Six Months Ended June 30, 2011
		Total realized / unrealized gains or losses										Net change in unrealized gains (losses) related to assets and liabilities held at June 30, 2011
	Balance January 1, 2011	Included in Earnings		Included in Other Comprehensive Income (Loss)	Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3	Balance June 30, 2011
	(In millions)
Level 3 Instruments Only
Trading account assets: (c)
Obligations of states and political subdivisions	$165	$2		$—	$8	$—	$—	$(27)	$—	$—	$148	$—
Commercial agency MBS	54	3		—	477	—	—	(474)	1	—	61	—
Other securities	10	11		—	4,278	—	—	(4,294)	—	—	5	—

Total trading account assets (c)	229	16	(a)	—	4,763	—	—	(4,795)	1	—	214	—

Securities available for sale:
Obligations of states and political subdivisions	17	—		—	—	—	—	—	—	—	17	—
Residential non-agency MBS	22	1		(1)	—	(2)	—	(3)	—	—	17	—

Total securities available for sale	39	1		(1)	—	(2)	—	(3)	—	—	34	—

Mortgage servicing rights	267	(34	)(b)	—	35	—	—	—	—	—	268	(23	)(b)

Trading account liabilities: (c)
Mortgage-backed securities:
Commercial agency	6	—		—	—		—	10	—	—	16	—
Other securities	4	—		—	(27)		—	28	—	—	5	—

Total trading account liabilities (c)	10	—		—	(27)		—	38	—	—	21	—

Derivatives, net:
Interest rate options	3	40		—	—	—	—	(38)	—	—	5	5
Interest rate futures and forward commitments	5	—		—	—	—		(1)	—	—	4	—

Total derivatives, net	8	40	(b)	—	—		—	(39)	—	—	9	5	(b)

(a)	Included in brokerage, investment banking and capital markets income.
(b)	Included in mortgage income.
(c)	Brokerage income from trading account assets primarily represents gains/(losses) on disposition, which, inherently includes commissions on security transactions during the period.

	Six Months Ended June 30, 2010
		Total realized / unrealized gains or losses									Net change in unrealized gains (losses) related to assets and liabilities held at June 30, 2010
	Balance January 1, 2010	Included in Earnings		Included in Other Comprehensive Income (Loss)	Purchases	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3	Balance June 30, 2010
	(In millions)
Level 3 Instruments Only
Trading account assets, net (c):
Obligations of states and political subdivisions	$171	$(3)		$—	$130	$—	$(113)	$—	$—	$185	$—
Commercial agency MBS	39	1		—	506	—	(528)	10	—	28	—
Other securities	4	12		—	7,015	—	(7,041)	6	—	(4)	—

Total trading account assets, net (c)	214	10	(a)	—	7,651	—	(7,682)	16	—	209	—

Securities available for sale:
Obligations of states and political subdivisions	17	—		5	—	—	(5)	—	—	17	5
Residential non-agency MBS	36	—		—	—	—	(11)	—	—	25	—

Total securities available for sale	53	—		5	—	—	(16)	—	—	42	5

Mortgage servicing rights	247	(57	)(b)	—	30	—	—	—	—	220	(46	)(b)

Derivatives, net:
Interest rate futures and forward commitments	3	60		—	—	—	(47)	—	—	16	—

Total derivatives, net	3	60	(b)	—	—	—	(47)	—	—	16	—

(a)	Included in brokerage, investment banking and capital markets income.
(b)	Included in mortgage income.
(c)	Brokerage income from trading account assets primarily represents gains/(losses) on disposition, which, inherently includes commissions on security transactions during the period.

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

Foreclosed property and other real estate is carried in other assets at the lower of the recorded investment in the loan or fair value less estimated costs to sell the property. The fair value for foreclosed property that is based on either observable transactions of similar instruments or formally committed sale prices is classified as a Level 2 measurement. If no formally committed sale price is available, a professional valuation is obtained. Updated valuations are obtained on at least an annual basis. Foreclosed property exceeding established dollar thresholds are valued based on appraisals. Appraisals are performed by third parties with appropriate professional certifications and conform to generally accepted appraisal standards as evidenced by the Uniform Standards of Professional Appraisal Practice (“USPAP”). Regions’ policies related to appraisals conform to regulations established by the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”) and other regulatory guidance. Professional valuations are considered Level 2 measurements because they are based largely on observable inputs. Regions has a centralized appraisal review function that is responsible for reviewing all appraisals for compliance with banking regulations and guidelines as well as appraisal standards. Based on these reviews, Regions may make adjustments to the market value conclusions determined in the appraisals of real estate (either as other real estate or loans held for sale) when our appraisal review function determines that the valuation is based on inappropriate assumptions or where the conclusion is not sufficiently supported by the market data presented in the appraisal. In either event adjustments, if made, must be based on sufficient information available to support an alternate opinion of market value. Internally adjusted valuations are considered Level 3 measurements as management uses assumptions that may not be observable in the market.

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

The following tables present the carrying value of those assets measured at fair value on a non-recurring basis as of June 30, 2011 and 2010, as well as the corresponding fair value adjustments.

	June 30, 2011				Fair value adjustments for the three months ended June 30, 2011
	Level 1	Level 2	Level 3	Total
	(In millions)
Loans held for sale	$—	$351	$10	$361	$(198)
Foreclosed property, other real estate and equipment	—	107	160	267	(97)

	June 30, 2010				Fair value adjustments for the three months ended June 30, 2010
	Level 1	Level 2	Level 3	Total
	(In millions)
Loans held for sale	$—	$127	$—	$127	$(5)
Foreclosed property and other real estate	—	265	—	265	(55)

FAIR VALUE OPTION

Regions elected the fair value option for FNMA and FHLMC eligible thirty-year residential mortgage loans held for sale originated on or after January 1, 2008. Additionally, Regions elected the fair value option for FNMA and FHLMC eligible fifteen-year residential mortgage loans originated on or after November 22, 2010. These elections allow for a more effective offset of the changes in fair values of the loans and the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting. Regions has not elected the fair value option for other loans held for sale primarily because they are not economically hedged using derivative instruments. Fair values of mortgage loans held for sale are based on traded market prices of similar assets where available and/or discounted cash flows at market interest rates, adjusted for securitization activities that include servicing values and market conditions, and were recorded in loans held for sale in the consolidated balance sheets.

The following table summarizes the difference between the aggregate fair value and the aggregate unpaid principal balance for mortgage loans held for sale measured at fair value:

	June 30, 2011			December 31, 2010
	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal
			(In millions)
Mortgage loans held for sale, at fair value	$585	$569	$16	$1,174	$1,181	$(7)

Interest income on mortgage loans held for sale is recognized based on contractual rates and is reflected in interest income on loans held for sale in the consolidated statements of operations. The following table details net gains (losses) resulting from changes in fair value of these loans which were recorded in mortgage income in the consolidated statements of operations during the three and six months ended June 30, 2011 and 2010, respectively. These changes in fair value are mostly offset by economic hedging activities. An immaterial portion of these amounts was attributable to changes in instrument-specific credit risk.

	Mortgage loans held for sale, at fair value
	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
	(In millions)
Net gains resulting from changes in fair value	$5	$24	$23	$27

FAIR VALUE OF FINANCIAL INSTRUMENTS

The methods and assumptions used by the Company in estimating fair values of financial instruments are disclosed in Regions’ Form 10-K for the year ended December 31, 2010. The carrying amounts and estimated fair values of the Company’s financial instruments as of June 30, 2011 and December 31, 2010 are as follows:

	June 30, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value (1)	Carrying Amount	Estimated Fair Value (1)
	(In millions)
Financial assets:
Cash and cash equivalents	$7,974	$7,974	$6,919	$6,919
Trading account assets	1,223	1,223	1,116	1,116
Securities available for sale	23,828	23,828	23,289	23,289
Securities held to maturity	21	21	24	26
Loans held for sale	1,141	1,141	1,485	1,485
Loans (excluding leases), net of unearned income and allowance for loan losses (2), (3)	76,378	68,224	77,864	69,775
Other interest-earning assets	1,207	1,207	1,219	1,219
Derivatives, net	167	167	140	140
Financial liabilities:
Deposits	96,331	96,544	94,614	94,883
Short-term borrowings	2,722	2,722	3,937	3,937
Long-term borrowings	11,646	11,792	13,190	13,115
Loan commitments and letters of credit	127	889	125	899

(1)

Estimated fair values are consistent with an exit price concept. The assumptions used to estimate the fair values are intended to approximate those that a market participant would use in a hypothetical orderly transaction. In estimating fair value, the Company makes adjustments for interest rates, market liquidity and credit spreads as appropriate.

(2)

The estimated fair value of portfolio loans assumes sale of the loans to a third-party financial investor. Accordingly, the value to the Company if the loans were held to maturity is not reflected in the fair value estimate. In the current whole loan market, financial investors are generally requiring a higher rate of return than the return inherent in loans if held to maturity. The fair value discount at June 30, 2011 was $8.2 billion or 10.7%.

(3)	Excluded from this table is the lease carrying amount of $1.7 billion at June 30, 2011 and $1.8 billion at December 31, 2010.

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

During the third quarter of 2010 and again in the first quarter of 2011, minor reclassifications were made from the Banking/Treasury segment to the Insurance segment to more appropriately present management’s current view of the segments. The amounts related to the three months and six months ended June 30, 2010 below have been adjusted to conform to the 2011 presentation.

The following tables present financial information for each reportable segment for the period indicated.

	Banking/ Treasury	Investment Banking/ Brokerage/ Trust	Insurance	Total Company
Three months ended June 30, 2011	(In millions)
Net interest income	$848	$16	$—	$864
Provision for loan losses	398	—	—	398
Non-interest income	452	296	33	781
Non-interest expense	889	286	23	1,198
Income tax expense (benefit)	(29)	(34)	3	(60)

Net income	$42	$60	$7	$109

Average assets	$123,429	$6,729	$520	$130,678

	Banking/ Treasury	Investment Banking/ Brokerage/ Trust	Insurance	Total Company
Three months ended June 30, 2010	(In millions)
Net interest income	$840	$15	$1	$856
Provision for loan losses	651	—	—	651
Non-interest income	427	292	37	756
Non-interest expense	827	275	24	1,126
Regulatory charge	—	200	—	200
Income tax expense (benefit)	(105)	12	5	(88)

Net income (loss)	$(106)	$(180)	$9	$(277)

Average assets	$131,415	$5,359	$511	$137,285

	Banking/ Treasury	Investment Banking/ Brokerage/ Trust	Insurance	Total Company
Six months ended June 30, 2011		(In millions)
Net interest income	$1,695	$31	$1	$1,727
Provision for loan losses	880	—	—	880
Non-interest income	944	610	70	1,624
Non-interest expense	1,757	559	49	2,365
Income tax expense (benefit)	(71)	(9)	8	(72)

Net income (loss)	$73	$91	$14	$178

Average assets	$123,695	$6,728	$521	$130,944

	Banking/ Treasury	Investment Banking/ Brokerage/ Trust	Insurance	Total Company
Six months ended June 30, 2010		(In millions)
Net interest income	$1,656	$29	$2	$1,687
Provision for loan losses	1,421	—	—	1,421
Non-interest income	907	589	72	1,568
Non-interest expense	1,760	547	49	2,356
Regulatory charge	—	200	—	200
Income tax expense (benefit)	(284)	26	9	(249)

Net income (loss)	$(334)	$(155)	$16	$(473)

Average assets	$132,701	$5,208	$510	$138,419

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

Credit risk associated with these instruments is represented by the contractual amounts indicated in the following table:

	June 30 2011	December 31 2010	June 30 2010
	(In millions)
Unused commitments to extend credit	$35,618	$30,828	$32,158
Standby letters of credit	2,656	3,014	4,548
Commercial letters of credit	47	49	34
Liabilities associated with standby letters of credit	42	54	95
Assets associated with standby letters of credit	40	51	93
Reserve for unfunded credit commitments	84	71	71

Unused commitments to extend credit—To accommodate the financial needs of its customers, Regions makes commitments under various terms to lend funds to consumers, businesses and other entities. These commitments include (among others) credit card and other revolving credit agreements, term loan commitments and short-term borrowing agreements. Many of these loan commitments have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of these commitments are expected to expire without being funded, the total commitment amounts do not necessarily represent future liquidity requirements.

Standby letters of credit—Standby letters of credit are also issued to customers which commit Regions to make payments on behalf of customers if certain specified future events occur. Regions has recourse against the customer for any amount required to be paid to a third party under a standby letter of credit. Historically, a large percentage of standby letters of credit expired without being funded. The contractual amount of standby letters of credit represents the maximum potential amount of future payments Regions could be required to make and represents Regions’ maximum credit risk.

Commercial letters of credit—Commercial letters of credit are issued to facilitate foreign or domestic trade transactions for customers. As a general rule, drafts will be drawn when the goods underlying the transaction are in transit.

LEGAL

Regions and its affiliates are subject to loss contingencies related to litigation and claims arising in the ordinary course of business. Regions evaluates these contingencies based on information currently available, including advice of counsel and assessment of available insurance coverage. Regions establishes accruals for litigation and claims when a loss contingency is considered probable and the related amount is reasonably estimable. Any accruals are periodically reviewed and may be adjusted as circumstances change. For certain matters, when able to do so, Regions also estimates loss contingencies for possible litigation and claims, whether or not there is an accrued probable loss. Where Regions is able to estimate such possible losses, Regions estimates that it is reasonably possible it could incur losses, in excess of amounts accrued, in an aggregate amount up to approximately $300 million as of June 30, 2011, with it also being reasonably possible that Regions could incur no losses. The estimates included in this amount are based on analysis of currently available information and are subject to significant judgment and to change as new information becomes available. Due to the inherent unpredictability of outcomes of litigation and claims, any amounts accrued or included in this aggregate amount may not represent the ultimate loss to Regions and, therefore, ultimate losses may be significantly different than the amounts accrued or included in this aggregate amount.

Assessments of litigation and claims exposures are difficult due to many factors that involve inherent unpredictability. Those factors include the following: the varying stages of the proceedings, particularly in the early stages; unspecified damages; damages other than compensatory such as punitive damages; multiple defendants and jurisdictions; whether discovery has begun or not; and whether the claim involves a class-action. There are numerous factors that result in a greater degree of complexity in class-action lawsuits as compared to other types of litigation. Due to the many intricacies involved in class-action lawsuits at the early stages of these matters, obtaining clarity on a reasonable estimate is difficult which may call into question its reliability. As a result of some of these factors, Regions may be unable to estimate reasonably possible losses with respect to some of the matters disclosed below. The aggregated estimated amount provided above therefore may not include an estimate for every matter disclosed below.

While the final outcome of litigation and claims exposures is inherently unpredictable, management is currently of the opinion that the outcome of pending and threatened litigation would not have a material effect on Regions’ business, consolidated financial position, results of operations or cash flows as a whole. However, in the event of unexpected future developments, it is reasonably possible that an adverse outcome in any of the matters discussed below could be material to Regions’ business, consolidated financial position, results of operations or cash flows for any particular reporting period of occurrence.

Beginning in December 2007, Regions and certain of its affiliates have been named in class-action lawsuits filed in federal and state courts on behalf of investors who purchased shares of certain Regions Morgan Keegan Select Funds (the “Funds”) and shareholders of Regions. The Funds were formerly managed by Morgan Asset Management, Inc. (“Morgan Asset Management”). Morgan Asset Management no longer manages these Funds, which were transferred to Hyperion Brookfield Asset Management in 2008. Certain of the Funds have since been terminated by Hyperion. The complaints contain various allegations, including claims that the Funds and the defendants misrepresented or failed to disclose material facts relating to the activities of the Funds. Plaintiffs have requested equitable relief and unspecified monetary damages. No classes have been certified. Certain of the shareholders in these Funds and other interested parties have entered into arbitration proceedings and individual civil claims, in lieu of participating in the class actions.

On April 7, 2010, the Securities and Exchange Commission (“SEC”), the Financial Industry Regulatory Authority (“FINRA”) and a joint state task force of state securities regulators announced that they were commencing administrative proceedings against Morgan Keegan and Company, Inc. (“Morgan Keegan”), Morgan Asset Management and certain of their employees for violations of federal and state securities laws and NASD rules relating to the Funds. The proceedings contain various allegations, including that the net asset values of the Funds were artificially inflated due to allegedly improper conduct related to the valuation of the securities held by the Funds, and that the defendants failed to disclose certain risks associated with the Funds. On June 22, 2011, Regions announced that Morgan Keegan and Morgan Asset Management entered into settlements with the SEC, FINRA and a group of state securities regulators regarding these matters. As part of the settlements, Morgan Keegan and Morgan Asset Management agreed to (i) pay $210 million ($200 million of which will be placed into two Fair Funds for the benefit of investors in the Funds and up to $10 million of which will be paid to participating states as a penalty), (ii) implement certain measures relating to valuation of securities for registered investment companies, (iii) a prohibition against creating, offering or selling a proprietary fund marketed and sold to investors (other than certain institutional and qualified investors) for a period of two years, and (iv) the imposition of certain injunctive relief. The full amount of these settlements had been previously reserved for in anticipation of resolution of these matters. These agreements are Exhibits 10.1 through 10.8 hereto.

On July 21, 2009, the SEC filed a complaint in U.S. District Court for the Northern District of Georgia against Morgan Keegan alleging violations of the federal securities laws in connection with auction rate securities (“ARS”) that Morgan Keegan underwrote, marketed and sold. The SEC sought an injunction against Morgan Keegan for violations of the antifraud provisions of the federal securities laws, as well as disgorgement, financial penalties and other equitable relief for customers, including repurchase by Morgan Keegan of all ARS that it sold prior to March 20, 2008. Beginning in February 2009, Morgan Keegan commenced a voluntary program to repurchase ARS that it underwrote and sold to the firm’s customers, and extended that repurchase program on October 1, 2009 to include ARS that were sold by Morgan Keegan to its customers but were underwritten by other firms. On June 29, 2011, Morgan Keegan announced the final phase of the repurchase program to include ARS issued by Jefferson County, Alabama that were sold by Morgan Keegan to its customers. As of June 30, 2011, customers of Morgan Keegan owned approximately $43 million of Jefferson County ARS and approximately $3 million of other ARS, while Morgan Keegan held approximately $144 million of ARS on its balance sheet. On June 28, 2011, the Court issued a summary judgment in favor of Morgan Keegan in this case. Previously on July 21, 2009, the Alabama Securities Commission issued a “Show Cause” order to Morgan Keegan arising out of the ARS matter that is the subject of the SEC complaint described above. The order requires Morgan Keegan to show cause why its registration as a broker-dealer should not be suspended or revoked in the State of Alabama and also why it should not be subject to disgorgement, repurchasing all ARS sold to Alabama residents and payment of costs and penalties.

In April 2009, Regions, Regions Financing Trust III (the “Trust”) and certain of Regions’ current and former directors, were named in a purported class-action lawsuit filed in the U.S. District Court for the Southern District of New York on behalf of the purchasers of trust preferred securities offered by the Trust. The complaint alleges that defendants made statements in Regions’ registration statement, prospectus and year-end filings which were materially false and misleading, and seeks equitable relief and unspecified monetary damages. On May 10, 2010, the trial court dismissed all claims against all defendants in this case. The plaintiffs have appealed and the appeal has been argued but not yet decided.

In October 2010, a purported class-action lawsuit was filed by Regions’ stockholders in the U.S. District Court for the Northern District of Alabama against Regions and certain former officers of Regions. The lawsuit alleges violations of the federal securities laws, including allegations that statements that were materially false and misleading were included in filings made with the SEC. The plaintiffs have requested equitable relief and unspecified monetary damages. On June 7, 2011, the trial court denied Regions’ motion to dismiss this lawsuit. This case is still early in its development and no class has been certified.

Regions has received inquiries and subpoenas from government authorities primarily concerning accounting matters from 2009 and earlier periods that also have been the subject of the civil litigation mentioned above. Regions is cooperating in providing responses to these inquiries and subpoenas. In addition, the Board of Directors is conducting investigations regarding certain of the matters raised in these inquiries and subpoenas.

In December 2009 and in November 2010, Regions and certain current and former directors and officers were named in a consolidated shareholder derivative action and in a separate derivative action, both of which were filed in Jefferson County, Alabama. The complaints allege mismanagement, waste of corporate assets, breach of fiduciary duty and unjust enrichment relating to bonuses and other benefits received by executive management. On June 6, 2011, the November 2010 action was dismissed. Plaintiffs in the remaining case have requested equitable relief and unspecified monetary damages.

In September 2009, Regions was named as a defendant in a purported class-action lawsuit filed by customers of Regions Bank in the U.S. District Court for the Northern District of Georgia challenging the manner in which non-sufficient funds (“NSF”) and overdraft fees were charged and the policies related to posting order. The case was transferred to multidistrict litigation in the U.S. District Court for the Southern District of Florida, and in May 2010 an order to compel arbitration was denied. Regions appealed the denial and on April 29, 2011, the Eleventh Circuit Court of Appeals vacated the denial and remanded the case to the district court for reconsideration of Regions’ motion to compel arbitration. On April 29, 2011 and July 19, 2011, separate class-actions involving this subject were filed in the U.S. District Courts for the Eastern District of Arkansas and the Middle District of Florida making claims under Arkansas’ and Florida’s Deceptive Trade Practices Acts, breach of contract, unjust enrichment and conversion. Plaintiffs in these cases have requested equitable relief and unspecified monetary damages. No class has been certified.

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

For Regions, the focus of the evaluation of the clarified TDR definition is on renewals, forbearances, and short-term loan workout accommodations for criticized commercial and investor real estate loans. Through the first six months of 2011, Regions renewed a substantial number of these types of loans, including approximately $1.0 billion of substandard loans still on accrual status, and is currently evaluating these modifications under the clarified TDR definition. The renewals are a result of Regions’ business strategy to keep loan maturities short, particularly in the investor real estate segment, in order to maintain leverage in negotiating with customers. Regions often increases or at least maintains the same interest rate, and often receives consideration in exchange for such modifications. Under pre-existing accounting guidance, such modifications were not considered by

Regions to be concessionary, and were not considered TDRs. However, the new clarification places more emphasis on whether the terms of the modified loan are at a market rate. Under the revised definition, a modification is rebuttably considered by Regions to be a concession if the borrower could not access similar financing at market terms, even if the lender concludes that the borrower will ultimately pay all contractual amounts owed. Accordingly, Regions expects reported TDRs to increase as a result of the new clarification. Regions does not expect the overall level of the allowance for loan losses to materially change as a result of the increase in TDRs.

In April 2011, the FASB issued accounting guidance to reconsider effective control for repurchase agreements. The guidance will simplify the accounting for financial assets transferred under repurchase agreements and similar arrangements, and will increase the number of transfers to be accounted for as secured borrowings, as opposed to sales. The amended guidance is effective prospectively for new transfers and existing transactions modified as of the first interim or annual period beginning on or after December 15, 2011. Regions periodically accesses funding markets through sales of securities with agreements to repurchase. Repurchase agreements are also offered through a commercial banking sweep product as a short-term investment opportunity for customers. All such arrangements are considered typical of the banking and brokerage industries and are accounted for as borrowings. Regions is assessing the amended guidance and does not expect a material impact upon adoption.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following discussion and analysis is part of Regions Financial Corporation’s (“Regions” or the “Company”) Quarterly Report on Form 10-Q to the Securities and Exchange Commission (“SEC”) and updates Regions’ Form 10-K for the year ended December 31, 2010, which was previously filed with the SEC. This financial information is presented to aid in understanding Regions’ financial position and results of operations and should be read together with the financial information contained in the Form 10-K. Certain prior period amounts presented in this discussion and analysis have been reclassified to conform to current period classifications, except as otherwise noted. The emphasis of this discussion will be on the three and six months ended June 30, 2011 compared to the three and six months ended June 30, 2010 for the statement of operations. For the balance sheet, the emphasis of this discussion will be the balances as of June 30, 2011 compared to December 31, 2010.

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

Regions conducts its banking operations through Regions Bank, an Alabama chartered commercial bank that is a member of the Federal Reserve System. At June 30, 2011, Regions operated 1,769 total branch outlets in Alabama, Arkansas, Florida, Georgia, Illinois, Indiana, Iowa, Kentucky, Louisiana, Mississippi, Missouri, North Carolina, South Carolina, Tennessee, Texas and Virginia. Regions provides brokerage services and investment banking from 312 offices of Morgan Keegan & Company, Inc. (“Morgan Keegan”), a full-service regional brokerage and investment banking firm. Regions provides full-line insurance brokerage services primarily through Regions Insurance, Inc.

On June 22, 2011, Regions announced, as part of its ongoing capital planning process, plans to explore strategic alternatives for Morgan Keegan as the Company evaluates how best to manage its capital to increase shareholder value. Morgan Asset Management and Regions Morgan Keegan Trust are not included in this review.

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

SECOND QUARTER HIGHLIGHTS

Regions reported net income available to common shareholders of $55 million, or $0.04 per diluted share in the second quarter of 2011, compared to a net loss available to common shareholders of $335 million, or $0.28 per diluted share in the second quarter of 2010. A decline in the provision for loan losses was the primary driver of the improvement in operations from the prior year period. During the second quarter of 2011, Regions recorded a provision for loan losses that was $253 million lower than the second quarter of 2010, reflecting improving credit trends. Additionally, Regions recorded a $200 million charge during the second quarter of 2010 related to Morgan Keegan regulatory proceedings.

Net charge-offs totaled $548 million, or an annualized 2.71 percent of average loans, in the second quarter of 2011, compared to $651 million, or an annualized 2.99 percent for the second quarter of 2010. Charge-offs were lower across most major categories when comparing the 2011 period to the prior year period, with the exception of investor real estate mortgage. Charge-offs in the investor real estate mortgage portfolio segment were higher due to the transfer of $545 million of classified loans to held for sale.

The provision for loan losses totaled $398 million in the second quarter of 2011 compared to $651 million during the second quarter of 2010. Charge-offs exceeded provision for loan losses for the current quarter, primarily resulting from the allowance associated with loans transferred to held for sale referred to above. Credit metrics, including non-accrual, criticized and classified loan balances, and delinquencies, showed continued improving trends.

The allowance for loan losses at June 30, 2011 was 3.84 percent of total loans, net of unearned income, which was flat relative to December 31, 2010 and compared to 3.71 percent at June 30, 2010. Total non-performing assets were $3.6 billion at June 30, 2011, compared to $3.9 million at December 31, 2010 and $4.3 billion at June 30, 2010.

For the second quarter of 2011, net interest income (taxable-equivalent basis) totaled $872 million compared to $863 million in the second quarter of 2010. The net interest margin (taxable-equivalent basis) was 3.05 percent in the first quarter of 2011, compared to 2.87 percent during the second quarter of 2010. Overall declines in loan balances and earning assets were more than offset by continued improvements in deposit costs, which were 53 basis points for the second quarter of 2011, as compared to 79 basis points for the second quarter of 2010.

Non-interest income for the second quarter of 2011 was $781 million, an increase of $25 million compared to the second quarter of 2010, driven primarily by securities gains. Total non-interest expense was $1.2 billion in the second quarter of 2011, a $128 million decrease from the second quarter of 2010. The decrease was driven by a $200 million accrual related to Morgan Keegan regulatory matters in the second quarter of 2010. The decrease was offset by $77 million in branch consolidation and property and equipment charges recorded in the second quarter of 2011, necessitated primarily by Regions’ decision to exit approximately 40 branches.

During the second quarter of 2011, Morgan Keegan agreed to a settlement with the Securities and Exchange Commission, the Financial Industry Regulatory Authority, and a group of state securities regulators related to the regulatory matters referred to above. A complete description of the regulatory matters and the settlement is included in Note 13 to the consolidated financial statements. Upon finalization, Regions determined that a portion of the settlement will be deductible for income tax purposes, resulting in a $44 million income tax benefit during the second quarter of 2011.

During the second quarter of 2011, Regions completed the purchase of approximately 500,000 existing Regions-branded consumer credit card accounts and approximately 40,000 business credit card accounts from FIA Card Services. The total portfolio purchased was approximately $1.2 billion.

TOTAL ASSETS

Regions’ total assets at June 30, 2011 were $130.9 billion, compared to $132.4 billion at December 31, 2010. The decrease in total assets from year-end 2010 resulted primarily from decreases in the loan portfolio, primarily a product of strategic decisions to reduce the concentration in investor real estate loans. A decrease in other assets, primarily driven by settlements of securities sales, also drove the overall decrease in assets. These decreases were partially offset by increases in cash and due from banks, interest-bearing deposits in other banks, and securities available for sale.

LOANS

At June 30, 2011, loans represented 71 percent of Regions’ interest-earning assets compared to 72 percent at December 31, 2010. The following table presents the distribution by loan segment and class of Regions’ loan portfolio, net of unearned income:

Table 1—Loan Portfolio

	June 30 2011	December 31 2010	June 30 2010
	(In millions, net of unearned income)
Commercial and industrial	$23,644	$22,540	$21,096
Commercial real estate mortgage—owner occupied	11,797	12,046	11,967
Commercial real estate construction—owner occupied	377	470	547

Total commercial	35,818	35,056	33,610
Commercial investor real estate mortgage	11,836	13,621	15,152
Commercial investor real estate construction	1,595	2,287	3,778

Total investor real estate	13,431	15,908	18,930
Residential first mortgage	14,306	14,898	15,567
Home equity	13,593	14,226	14,802
Indirect	1,704	1,592	1,900
Consumer credit card	1,134	—	—
Other consumer	1,190	1,184	1,136

Total consumer	31,927	31,900	33,405

	$81,176	$82,864	$85,945

Loans, net of unearned income, totaled $81.2 billion at June 30, 2011, a decrease of $1.7 billion from year-end 2010 levels. Strategic decisions to reduce the concentration in investor real estate and, to a lesser extent, sales of residential mortgage loans were the primary contributors to the decrease. The decrease was partially offset by an increase in commercial and industrial loans and the purchase of approximately $1.2 billion in credit card loans.

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

Home Equity—Home equity lending includes both home equity loans and lines of credit. This type of lending, which is secured by a first or second mortgage on the borrower’s residence, allows customers to borrow against the equity in their home. Substantially all of this portfolio was originated through Regions’ branch network.

Indirect—Indirect lending, which is lending initiated through third-party business partners, is largely comprised of loans made through automotive dealerships. Beginning in late 2010, the Company re-entered the indirect auto lending business.

Consumer Credit Card—During the second quarter of 2011, Regions completed the purchase of approximately 500,000 existing Regions-branded consumer credit card accounts from FIA Card Services. The products are primarily open-ended variable interest rate consumer credit card loans.

Other Consumer—Other consumer loans include direct consumer installment loans, overdrafts and other revolving credit, and educational loans.

CREDIT QUALITY

Weak economic conditions, including declining property values and high levels of unemployment, impacted the credit quality of Regions’ loan portfolio. Investor real estate loans and home equity products (particularly Florida second lien—see Table 4) carry a higher risk of non-collection than other loans.

The following chart presents details of Regions’ $13.4 billion investor real estate portfolio as of June 30, 2011 (dollars in billions):

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

The following table presents credit metrics for land, single-family and condominium loans:

Table 2—land, Single-Family and Condominium

	June 30 2011	December 31 2010	June 30 2010
	(Dollars in millions, net of unearned income)
Land
Loan balance	$1,231	$1,640	$2,320
Accruing loans 90 days past due	2	1	4
Non-accruing loans*	303	476	616
Non-accruing %	24.6%	29.0%	26.6%

Single-Family
Loan balance	$1,048	$1,236	$1,616
Accruing loans 90 days past due	1	3	3
Non-accruing loans*	245	290	407
Non-accruing %	23.4%	23.5%	25.2%

Condominium
Loan balance	$261	$308	$432
Accruing loans 90 days past due	—	—	—
Non-accruing loans*	69	92	121
Non-accruing %	26.4%	29.9%	28.0%

*	Excludes non-accruing loans held for sale.

Beginning in 2008 and continuing through 2011, Regions has reduced exposures in these product types through pro-active workouts, appropriate charge-offs, and asset dispositions.

MULTI-FAMILY AND RETAIL

Beginning in 2009, loans within the multi-family and retail components of the investor real estate portfolio segment experienced increased pressure and contributed to increases in non-accrual loans. Continued weak economic conditions impacted demand for products and services in these sectors. Lower demand impacted cash flows generated by these properties, leading to a higher rate of non-collection for these types of loans.

The following table presents credit metrics and geographic distribution for multi-family and retail loans:

Table 3—Multi-family and Retail

	June 30 2011	December 31 2010	June 30 2010
	(Dollars in millions, net of unearned income)
Multi-family
Loan balance	$3,596	$4,241	$4,753
Accruing loans 90 days past due	—	1	—
Non-accruing loans*	116	239	168
Non-accruing %	3.2%	5.6%	3.5%

Retail
Loan balance	$2,681	$3,099	$3,622
Accruing loans 90 days past due	—	—	22
Non-accruing loans*	133	177	315
Non-accruing %	5.0%	5.7%	8.7%

*	Excludes non-accruing loans held for sale.

Strategic reductions in investor real estate exposures as discussed above also drove the year-over-year decreases in multi-family and retail.

Opportunistic asset dispositions as referred to under the discussion of land, single-family and condominium, as well as multi-family and retail, may occur in several forms. Typical transactions are instances where a third party guarantor pays off a note at a discounted price or an actual sale of the note. Regions sells to strategic buyers (e.g., local developers or the note guarantor) interested in the underlying collateral who may be willing to pay more for a note or rights to collateral backing a note than other market participants. Regions has also sold loans to financial buyers such as distressed debt funds. In addition to note sales, Regions may also allow the borrower to sell the underlying collateral, apply the proceeds to the note, and charge-off the remaining balance. Regions does not sell loans, foreclosed properties or other problem assets to structured entities or other entities where Regions has an ownership interest. Regions rarely finances these sales and has no continuing involvement, other than put-backs for breach of normal representations and warranties, none of which impacts sale accounting conclusions.

HOME EQUITY PORTFOLIO

The home equity portfolio totaled $13.6 billion at June 30, 2011 as compared to $14.2 billion at December 31, 2010 and $14.8 billion at June 30, 2010. Substantially all of this portfolio was originated through Regions’ branch network. Losses in this portfolio generally track overall economic conditions. The main source of economic stress has been in Florida, where residential property values have declined significantly while unemployment rates have risen to historically high levels. Losses in Florida where Regions is in a second lien position are higher than first lien losses.

The following tables provide details related to the home equity portfolio as follows:

Table 4—Selected Home Equity Portfolio Information

	As of and for the Six Months Ended June 30, 2011
	Florida			All Other States			Total
	1st Lien	2nd Lien	Total	1st Lien	2nd Lien	Total	1st Lien	2nd Lien	Total
	(Dollars in millions)
Balance	$2,015	$2,968	$4,983	$3,996	$4,614	$8,610	$6,011	$7,582	$13,593
Net Charge-offs	26	98	124	13	40	53	39	138	177
Net Charge-off % (1)	2.60%	6.55%	4.96%	0.66%	1.73%	1.23%	1.31%	3.62%	2.60%

	As of and for the Six Months Ended June 30, 2010
	Florida			All Other States			Total
	1st Lien	2nd Lien	Total	1st Lien	2nd Lien	Total	1st Lien	2nd Lien	Total
	(Dollars in millions)
Balance	$2,098	$3,333	$5,431	$4,250	$5,121	$9,371	$6,348	$8,454	$14,802
Net Charge-offs	32	128	160	16	45	61	48	173	221
Net Charge-off % (1)	3.05%	7.63%	5.87%	0.75%	1.78%	1.31%	1.51%	4.10%	2.99%

(1)	Net charge-off percentages are calculated on an annualized basis as a percent of average balances.

Net charge-offs were an annualized 2.60 percent of home equity loans for the first six months of 2011 compared to an annualized 2.99 percent through the first six months of 2010. Losses in Florida-based credits remained at elevated levels, as unemployment levels remain high and property valuations in certain markets have continued to experience ongoing deterioration. As illustrated in Table 4 “Selected Home Equity Portfolio Information,” these loans and lines in Florida represent approximately $5.0 billion of Regions’ total home equity portfolio at June 30, 2011. Of that balance, approximately $2.0 billion represent first liens, while second liens, which total $3.0 billion, are the main source of losses. Florida second lien losses were 6.55 percent annualized through the first six months of 2011 as compared to 7.63 percent for the same period of 2010. Through the first six months of 2011, total home equity losses in Florida amounted to an annualized 4.96 percent of loans and lines versus 1.23 percent across the remainder of Regions’ footprint. This compares to the first six months of 2010 losses of 5.87 percent and 1.31 percent, respectively.

The Company calculates an estimate of the current value of property secured as collateral for home equity lending products (“current LTV”). The estimate is based on home price indices compiled by the Federal Housing Finance Agency (“FHFA”). The FHFA data indicates trends for Metropolitan Statistical Areas (“MSA”). Regions uses the FHFA valuation trends from the MSA’s in the Company’s footprint in its estimate. The trend data is applied to the loan portfolios taking into account the age of the most recent valuation and geographic area. At June 30, 2011, the Company estimates that the number of home equity lending accounts where the current LTV exceeded 100 was approximately 10.1 percent, while approximately 17.3 percent of the outstanding balances of home equity had a current LTV greater than 100. If the home equity loan is in a second lien position, the first lien has also been considered in the analysis. If the first lien position is with another institution, the Company uses the first lien outstanding balance at the time the second lien was originated.

Using the same methodology described in the above discussion of home equity loans, at June 30, 2011, the Company estimates that the number of residential first mortgage loans where the current LTV exceeded 100 was approximately 6.4 percent, while approximately 13.3 percent of the outstanding balances of residential first mortgage loans had a current LTV greater than 100.

Of the $13.6 billion home equity portfolio at June 30, 2011, approximately $12.2 million were home equity lines of credit and $1.4 billion were closed-end home equity loans (primarily originated as amortizing loans). Beginning in May 2009, new home equity lines of credit have a 10 year draw period and a 10 year repayment period. Previously, the home equity lines of credit had a 20 year term with a balloon payment upon maturity or a 5 year draw with a balloon payment upon maturity.

ALLOWANCE FOR CREDIT LOSSES

The allowance for credit losses represents management’s estimate of credit losses inherent in the portfolio. The allowance for credit losses consists of two components: the allowance for loan losses and the reserve for unfunded credit commitments. Management’s assessment of the appropriateness of the allowance for credit losses is based on a combination of both of these components. Regions determines its allowance for credit losses in accordance with applicable accounting literature as well as regulatory guidance related to receivables and contingencies. Binding unfunded credit commitments include items such as letters of credit, financial guarantees and binding unfunded loan commitments.

Factors considered by management in determining the appropriateness of the allowance include, but are not limited to: (1) detailed reviews of individual loans; (2) historical and current trends in gross and net loan charge-offs for the various portfolio segments evaluated; (3) the Company’s policies relating to delinquent loans and charge-offs; (4) the level of the allowance in relation to total loans and to historical loss levels; (5) levels and trends in non-performing and past due loans; (6) collateral values of properties securing loans; (7) the composition of the loan portfolio, including unfunded credit commitments; (8) management’s analysis of current economic conditions; (9) migration of loans between risk rating categories; and (10) estimation of inherent credit losses in the portfolio. In support of collateral values, Regions obtains updated valuations for non-performing loans on at least an annual basis.

Commercial and Consumer Credit Risk Management and Problem Asset Management are all involved in the credit risk management process to assess the accuracy of risk ratings, the quality of the portfolio and the estimation of inherent credit losses in the loan portfolio. This comprehensive process also assists in the prompt identification of problem credits. The Company has taken a number of measures to manage the portfolios and reduce risk, particularly in the more problematic portfolios. In addition, a strong Customer Assistance Program is in place which educates customers about options and initiates early contact with customers to discuss solutions when a loan first becomes delinquent.

For loans that are not specifically reviewed, management uses information from its ongoing review processes to stratify the loan portfolio into pools sharing common risk characteristics. Loans that share common risk characteristics are assigned a portion of the allowance for credit losses based on the assessment process described above. Credit exposures are categorized by type and assigned estimated amounts of inherent loss based on several factors, including current and historical loss experience for each pool and management’s judgment of current economic conditions and their expected impact on credit performance. Beginning in 2011, for commercial and investor real estate loans subject to specific review, a probability of default and loss given default are statistically calculated for each pool. These parameters, in combination with other account data and assumptions, are used to calculate the estimate of incurred loss. Adjustments to the allowance for credit losses calculated using a pooled approach are recorded through the provision for loan losses or non-interest expense, as applicable.

As a matter of business practice, Regions may require some form of credit support, such as a guarantee. Guarantees are legally binding and simultaneous with the primary loan agreements. Regions underwrites the ability of each guarantor to perform under its guarantee in the same manner and to the same extent as would be required to underwrite the repayment plan of a direct obligor. This entails obtaining sufficient information on the guarantor, including financial and operating information, to sufficiently measure a guarantor’s ability to perform, under the guarantee. Evaluation of guarantors’ ability and willingness to pay is considered as part of the risk rating process, which provides the basis for the allowance for loan losses for commercial and investor real estate portfolio segments. In some cases, the credit support provided by the guarantor is integral to the risk rating. In concluding that the risk rating is appropriate, Regions considers a number of factors including whether underlying cash flow is adequate to service the debt, payment history, and whether there is appropriate guarantor support. Accordingly, Regions has concluded that the impact of credit support provided by guarantors has been appropriately considered in the calculation and assessment of the allowance for loan losses.

The allowance for loan losses totaled $3.1 billion at June 30, 2011 and $3.2 billion at both December 31, 2010 and June 30, 2010. The allowance for loan losses as a percentage of net loans was 3.84 percent at June 30, 2011 and December 31, 2010, compared to 3.71 percent at June 30, 2010. The reserve for unfunded credit commitments was $84 million at June 30, 2011 compared to $71 million at both December 31, 2010 and June 30, 2010. Net charge-offs as a percentage of average loans (annualized) were 2.54 percent and 3.08 percent in the first six months of 2011 and 2010, respectively. Charge-off ratios were lower across most major categories, period over period. Investor real estate losses continue to be the largest contributor to charge-offs. In addition to lower levels of charge-offs, credit quality metrics have generally improved during 2011, including lower levels of non-accrual loans, criticized and classified loans as well as delinquencies. The provision for loan losses totaled $398 million in the second quarter of 2011 compared to $651 million during the second quarter of 2010. The provision for loan losses totaled $880 million for the six months ended June 30, 2011 compared to $1.4 billion for the first six months of 2010. Charge-offs exceeded the provision for loan losses for the second quarter of 2011, primarily resulting from the allowance associated with the transfer of $545 million of classified loans to held for sale. Regions added $84 million in allowance for loan losses related to the credit card portfolio purchased in the second quarter.

Management considers the current level of allowance for credit losses appropriate to absorb losses inherent in the loan portfolio and unfunded commitments. Management’s determination of the appropriateness of the allowance for credit losses, which is based on the factors and risk identification procedures previously discussed, requires the use of judgments and estimations that may change in the future. Changes in the factors used by management to determine the appropriateness of the allowance or the availability of new information could cause the allowance for credit losses to be increased or decreased in future periods. In addition, bank regulatory agencies, as part of their examination process, may require changes in the level of the allowance based on their judgments and estimates.

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

Activity in the allowance for credit losses is summarized as follows:

Table 5—Allowance for Credit Losses

	Six Months Ended June 30
	2011	2010
	(Dollars in millions)
Allowance for loan losses at beginning of year	$3,185	$3,114
Loans charged-off:
Commercial and industrial	137	193
Commercial real estate mortgage—owner occupied	116	74
Commercial real estate construction—owner occupied	5	17
Commercial investor real estate mortgage	388	416
Commercial investor real estate construction	99	291
Residential first mortgage	112	125
Home equity	189	230
Indirect	13	20
Other consumer	32	43

	1,091	1,409
Recoveries of loans previously charged-off:
Commercial and industrial	16	14
Commercial real estate mortgage—owner occupied	7	3
Commercial real estate construction—owner occupied	—	—
Commercial investor real estate mortgage	9	7
Commercial investor real estate construction	1	7
Residential first mortgage	1	1
Home equity	12	9
Indirect	6	9
Other consumer	10	9

	62	59
Net charge-offs:
Commercial and industrial	121	179
Commercial real estate mortgage—owner occupied	109	71
Commercial real estate construction—owner occupied	5	17
Commercial investor real estate mortgage	379	409
Commercial investor real estate construction	98	284
Residential first mortgage	111	124
Home equity	177	221
Indirect	7	11
Other consumer	22	34

	1,029	1,350
Allowance allocated to purchased loans	84	—
Provision for loan losses	880	1,421

Allowance for loan losses at June 30	3,120	3,185

Reserve for unfunded credit commitments at January 1	71	74
Provision for unfunded credit commitments	13	(3)

Reserve for unfunded credit commitments at June 30	84	71

Allowance for credit losses at end of period	$3,204	$3,256

Loans, net of unearned income, outstanding at end of period	$81,176	$85,945
Average loans, net of unearned income, outstanding for the period	$81,756	$88,488
Ratios:
Allowance for loan losses at end of period to loans, net of unearned income	3.84%	3.71%
Allowance for loan losses at end of period to non-performing loans, excluding loans held for sale	1.12x	0.92x
Net charge-offs as percentage of:
Average loans, net of unearned income	2.54%	3.08%
Provision for loan losses	116.93%	95.00%

Loans deemed to be impaired include troubled debt restructurings (“TDRs”), plus commercial and investor real estate non-accrual loans. For consumer TDRs, Regions measures the level of impairment based on pools of loans stratified by common risk characteristics. Commercial and investor real estate impaired loans with outstanding balances equal to or greater than $2.5 million are evaluated individually for impairment. For these loans, Regions measures the level of impairment based on the present value of the estimated projected cash flows, the estimated value of the collateral or, if available, observable market prices. If current valuations are lower than the current book balance of the credit, the negative differences are reviewed for possible charge-off. In instances where management determines that a charge-off is not appropriate, a specific reserve is established for the individual loan in question. This specific reserve is incorporated as a part of the overall allowance for credit losses. The recorded investment in impaired loans was approximately $4.3 billion at June 30, 2011 and $4.5 billion at December 31, 2010. Loans that were characterized as TDRs totaled $2.3 billion and $2.1 billion at June 30, 2011 and December 31, 2010, respectively. The allowance allocated to TDRs totaled $313 million at June 30, 2011 and $224 million at December 31, 2010.

Regions continues to work to meet the individual needs of consumer borrowers to stem foreclosure through the Customer Assistance Program (“CAP”). Regions designed the program to allow for customer-tailored modifications with the goal of keeping customers in their homes and avoiding foreclosure where possible. Modification may be offered to any borrower experiencing financial hardship—regardless of the borrower’s payment status. Under the CAP, Regions may offer a short-term deferral, a term extension, an interest rate reduction, a new loan product, or a combination of these options. For loans restructured under the CAP, Regions expects to collect the original contractually due principal. The gross original contractual interest may be collectible, depending on the terms modified. The length of the CAP modifications ranges from temporary payment deferrals of three months to term extensions for the life of the loan. All such modifications are considered TDRs regardless of the term if there is a concession to a borrower experiencing financial difficulty. Modified loans are subject to policies governing accrual/nonaccrual evaluation consistent with all other loans of the same product type. Consumer loans are subject to objective accrual/nonaccrual decisions. Under these policies, loans subject to the CAP are charged down to estimated value on or before the month in which the loan becomes 180 days past due. If a partial charge-off is necessary as a result of this evaluation, the loan is placed on nonaccrual at that time. Because the program was designed to evaluate potential CAP participants as early as possible in the life cycle of the troubled loan, many of the modifications are finalized without the borrower ever reaching 180 days past due, and with the loans having never been placed on nonaccrual. Accordingly, given the positive impact of the restructuring on the likelihood of recovery of cash flows due under the modified terms, accrual status continues to be appropriate for these loans. None of the modified consumer loans listed in the TDR disclosures were collateral-dependent at the time of modification. At June 30, 2011, approximately $132 million in residential first mortgage TDRs and approximately $11 million in home equity TDRs were in excess of 180 days past due and are considered collateral-dependent.

A recidivism rate is calculated to evaluate the success of the CAP. The recidivism rate is the 60-day and greater delinquency rate for all TDRs which were restructured at least six months prior to the reporting period. For CAP modifications, this rate is currently approximately 21%. Recidivism is a measure of delinquency, which is considered in both the allowance for loan loss calculation related to consumer TDRs and in the accrual status decisions of CAP modified loans after the modification, for which it is a key determinant along with collateral valuation.

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

Residential first mortgage, home equity and other consumer TDRs are consumer loans modified under the CAP. Commercial and investor real estate loan modifications are not the result of a formal program, but represent situations where modification was offered as a workout alternative. The following table summarizes TDRs for the periods ending June 30, 2011 and December 31, 2010:

Table 6—Troubled Debt Restructurings

	June 30, 2011		December 31, 2010
	Loan Balance	Allowance for Credit Losses	Loan Balance	Allowance for Credit Losses
	(In millions)
Accruing:
Commercial	$69	$9	$77	$5
Investor real estate	273	13	192	4
Residential first mortgage	876	123	813	97
Home equity	383	50	335	42
Other consumer	63	1	66	1

	1,664	196	1,483	149

Non-accrual status or 90 days past due:
Commercial	164	43	105	23
Investor real estate	200	41	198	20
Residential first mortgage	207	29	240	28
Home equity	29	4	30	4

	600	117	573	75

	$2,264	$313	$2,056	$224

Note 1.	All loans listed in the table above are considered impaired under applicable accounting literature.
Note 2.	Net charge-offs on commercial TDRs were approximately $12 million and $5 million for the six months ended June 30, 2011 and 2010, respectively.

Net charge-offs on investor real estate TDRs were approximately $14 million and $20 million for the six months ended June 30, 2011 and 2010, respectively.

Net charge-offs on residential first mortgage TDRs were approximately $59 million and $49 million for the six months ended June 30, 2011 and 2010, respectively.

Net charge-offs on home equity TDRs were approximately $21 million for both the six months ended June 30, 2011 and 2010.
Net charge-offs on other consumer TDRs were approximately $3 million for both the six months ended June 30, 2011 and 2010.

In April 2011, the FASB issued accounting guidance clarifying the definition regarding what constitutes a TDR for creditors. Regions will apply the clarified definition to all loans modified after January 1, 2011, and will begin reporting any newly identified TDRs with September 30, 2011 financial reporting. For Regions, the focus of the evaluation of the clarified TDR definition is on renewals, forbearances, and short-term loan workout accommodations for criticized commercial and investor real estate loans. Through the first six months of 2011, Regions renewed a substantial number of these types of loans, including approximately $1.0 billion of substandard loans still on accrual status, and is currently evaluating these modifications under the clarified TDR definition. The renewals are a result of Regions’ business strategy to keep loan maturities short, particularly in the investor real estate segment, in order to maintain leverage in negotiating with customers. Regions often increases or at least maintains the same interest rate, and often receives consideration in exchange for such modifications. Under pre-existing accounting guidance, such modifications were not considered by Regions to be concessionary, and were not considered TDRs. However, the new clarification places more emphasis on whether the terms of the modified loan are at a market rate. Under the revised definition, a modification is rebuttably considered by Regions to be a concession if the borrower could not access similar financing at market terms, even if the lender concludes that the borrower will ultimately pay all contractual amounts owed. Accordingly, Regions expects reported TDRs to increase as a result of the new clarification. Regions does not expect the overall level of the allowance for loan losses to materially change as a result of the increase in TDRs.

NON-PERFORMING ASSETS

Non-performing assets are summarized as follows:

Table 7—Non-Performing Assets

	June 30 2011	December 31 2010	June 30 2010
	(Dollars in millions)
Non-performing loans:
Commercial and industrial	$525	$467	$479
Commercial real estate mortgage—owner occupied	687	606	680
Commercial real estate construction—owner occupied	28	29	37

Total commercial	1,240	1,102	1,196
Commercial investor real estate mortgage	820	1,265	1,286
Commercial investor real estate construction	371	452	754

Total investor real estate	1,191	1,717	2,040
Residential first mortgage	288	285	212
Home equity	65	56	25

Total non-performing loans, excluding loans held for sale	2,784	3,160	3,473
Non-performing loans held for sale	381	304	256

Total non-performing loans (1)	3,165	3,464	3,729
Foreclosed properties	437	454	546

Total non-performing assets (1)	$3,602	$3,918	$4,275

Accruing loans 90 days past due:
Commercial and industrial	$7	$9	$7
Commercial real estate mortgage—owner occupied	11	6	4
Commercial real estate construction—owner occupied	—	1	—

Total commercial	18	16	11
Commercial investor real estate mortgage	5	5	26
Commercial investor real estate construction	—	1	4

Total investor real estate	5	6	30
Residential first mortgage	296	359	349
Home equity	158	198	215
Indirect	2	2	3
Other consumer	4	4	4

	$483	$585	$612

Restructured loans not included in the categories above	$1,664	$1,483	$1,239

Non-performing loans (1) to loans and non-performing loans held for sale (2)	3.88%	4.17%	4.33%
Non-performing assets (1) to loans, foreclosed properties and non-performing loans held for sale (2)	4.39%	4.69%	4.93%

(1)	Exclusive of accruing loans 90 days past due
(2)

Beginning in the first quarter of 2011, non-performing loans and assets ratios include non-performing loans held for sale in the denominator, in addition to portfolio loans and foreclosed properties. Prior quarters have been revised to conform to current period presentation.

NOTE: At June 30, 2011 approximately $175 million of substandard accrual loans were classified as held for sale. These loans are not included in the table above due to their accrual status.

Non-performing assets totaled $3.6 billion at June 30, 2011, compared to $3.9 billion at December 31, 2010, and $4.3 billion at June 30, 2010. Foreclosed properties, a subset of non-performing assets, totaled $437 million, $454 million and $546 million at June 30, 2011, December 31, 2010 and June 30, 2010, respectively. The decrease in non-performing assets and foreclosed properties during 2011 reflects the Company’s efforts to work through problem assets and reduce the riskiest exposures.

Management expects non-performing assets to remain elevated as compared to historical levels. Economic trends such as real estate valuations, interest rates and unemployment, as well as the level of disposition activity, will impact the future level of non-performing assets.

Loans past due 90 days or more and still accruing were $483 million at June 30, 2011, a decrease from $585 million at December 31, 2010.

At June 30, 2011, Regions had approximately $600 million of potential problem commercial and investor real estate loans that were not included in non-accrual loans, but for which management had concerns as to the ability of such borrowers to comply with their present loan repayment terms. This is a likely estimate of the amount of loans that may migrate to non-accrual status in the next quarter.

In July 2011, Regions sold $206 million of non-accrual loans, which were included in held for sale at June 30, 2011.

The following table provides an analysis of non-accrual loans for the six months ended June 30, 2011:

Table 8—Analysis of Non-Accrual Loans

	Non-Accrual Loans, Excluding Loans Held for Sale Six Months Ended June 30, 2011
	Commercial	Investor Real Estate	Consumer	Total
	(In millions)
Balance at beginning of year	$1,102	$1,717	$341	$3,160
Additions	655	616	14	1,285
Net payments/other activity	(140)	(210)	—	(350)
Return to accrual	(30)	(44)	—	(74)
Gross charge-offs	(232)	(188)	—	(420)
Tranfers to held for sale	(54)	(529)	—	(583)
Transfers to real estate owned	(49)	(101)	—	(150)
Sales	(12)	(70)	(2)	(84)

Balance at end of period	$1,240	$1,191	$353	$2,784

Note: In the table above, all net activity within the consumer portfolio segment other than sales is included as a single net number within the additions line, due to the relative immateriality of consumer non-accrual loans.

SECURITIES

The following table details the carrying values of securities:

Table 9—Securities

	June 30 2011	December 31 2010	June 30 2010
	(In millions)
U.S. Treasury securities	$92	$96	$71
Federal agency securities	777	21	50
Obligations of states and political subdivisions	33	30	38
Mortgage-backed securities
Residential agency	21,537	21,857	22,838
Residential non-agency	17	22	25
Commercial agency	156	112	21
Commercial non-agency	252	100	—
Other debt securities	24	27	28
Equity securities	961	1,048	1,123

	$23,849	$23,313	$24,194

Securities totaled $23.8 billion at June 30, 2011, an increase of $536 million from year-end 2010 levels. As part of the Company’s asset/liability management process, in the second quarter of 2011, Regions sold approximately $4.0 billion of agency securities available for sale and recognized a gain of approximately $24 million. The proceeds were reinvested predominantly into similar securities with shorter durations.

Securities available for sale, which comprise nearly all of the securities portfolio, are an important tool used to manage interest rate sensitivity and provide a primary source of liquidity for the Company (see MARKET RISK—INTEREST RATE RISK and LIQUIDITY).

LOANS HELD FOR SALE

Loans held for sale totaled $1.1 billion at June 30, 2011, consisting of $585 million of residential real estate mortgage loans, $381 million of non-performing investor real estate loans, and $175 million of substandard accruing investor real estate loans. At December 31, 2010, loans held for sale totaled $1.5 billion, consisting of $1.2 billion of residential real estate mortgage loans and $304 million of non-performing investor real estate loans.

OTHER INTEREST-EARNING ASSETS

All other interest-earning assets, which are primarily comprised of interest-bearing deposits in other banks, trading account assets, and other interest-earning assets, increased approximately $522 million from year-end 2010 to June 30, 2011, primarily due to an increase in interest-bearing deposits in other banks.

GOODWILL

Goodwill totaled $5.6 billion at both June 30, 2011 and December 31, 2010 and is allocated to each of Regions’ reportable segments (each a reporting unit), at which level goodwill is tested for impairment on an annual basis or more often if events and circumstances indicate impairment may exist (refer to Note 1 “Significant Accounting Policies” to the 2010 consolidated financial statements filed on Form 10-K for the year ended December 31, 2010 for further discussion of when Regions tests goodwill for impairment). Adverse changes in the economic environment, declining operations of the reporting unit, or other factors could result in a decline in the estimated implied fair value of goodwill. If the estimated implied fair value is less than the carrying amount, a loss would be recognized to reduce the carrying amount to the estimated implied fair value.

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

	2nd Quarter 2011	1st Quarter 2011	4th Quarter 2010	3rd Quarter 2010	2nd Quarter 2010
Discount Rate	15%	15%	15%	16%	16%

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

In the fourth quarter of 2008, Regions performed its goodwill impairment tests for the Banking/Treasury reporting unit, which resulted in an implied fair value of goodwill of approximately $4.7 billion and a goodwill impairment charge of $6.0 billion. Throughout 2009 and continuing into the first half of 2010, in the Banking/Treasury reporting unit, the credit quality of Regions’ loan portfolio declined, which contributed to increased losses as well as elevated non-performing loan levels. Accordingly, Regions performed tests of goodwill for impairment during each quarter of 2010 and during the second, third and fourth quarters of 2009 in a manner consistent with the test conducted in the fourth quarter of 2008. Regions has continued to perform its goodwill impairment tests during the first two quarters of 2011 primarily due to the market capitalization remaining below book value. The long-term fair value of equity was determined using both income and market approaches (discussed in Note 5 “Goodwill”). The results of these calculations continued to indicate that the fair value of the Banking/Treasury reporting unit was less than its carrying amount. As of June 30, 2011, the carrying amount and fair value of the Banking/Treasury reporting unit were $11.8 billion and $8.1 billion, respectively, while the carrying amount of goodwill for the reporting unit was $4.7 billion. Therefore, Step Two of the goodwill impairment test was performed. In Step Two, the fair values of the reporting unit’s assets and liabilities, including the loan portfolio, intangible assets, time deposits, debt, and other assets and liabilities were calculated. Once the fair values were determined, deferred tax adjustments were calculated as applicable. The after-tax effects of the Step Two adjustments, which were primarily write-downs of assets to fair value, exceeded any reductions in the value of common equity determined in Step One; accordingly the calculation of implied goodwill exceeded its carrying amount. Therefore, the results were no impairment for the Banking/Treasury reporting unit, whose implied fair value of goodwill exceeded its carrying amount by approximately 33 percent as of June 30, 2011. Since the second quarter of 2009, the fair values of net assets and liabilities of the Banking/Treasury reporting unit have increased faster than the fair value of equity of this reporting unit. Should the fair values of net assets continue to increase more rapidly than the fair value of this reporting unit, goodwill could be impaired in future periods.

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

The following tables present an analysis of independent changes in market factors or significant assumptions that could adversely impact the carrying balance of goodwill in the Banking/Treasury reporting unit and the outcome of the Step One tests for the Investment Banking/Brokerage/Trust reporting units:

Impact to the Carrying Value of Goodwill Banking/Treasury Reporting Unit
Change in Discount Rate	Estimated Amount of Impairment
	(In millions)
+ 2.9%	$	(a )
+ 4%		(504)
+ 5%		(773)

Change in Tangible Book Value Mulipliers (b)
- 62%	$	(a )

Improvement in Loan Fair Values
+ 3.1 Percentage Points	$	(a )
+ 4 Percentage Points		(435)
+ 5 Percentage Points		(932)

(a)	Represents the point at which the implied fair value of goodwill would approximate its carrying value.
(b)

Represents a 62 percent decline in both tangible book value multipliers of 1.0x and 1.2x for the public company method and the transaction method, respectively. The 1.0x multiplier for the public company method is before the 30 percent control premium utilized for this metric. See Note 5 for further details.

Impact to Step One Conclusion Investment Banking/Brokerage/Trust and Insurance Reporting Units
Impact of Change
Change in Discount Rate	Investment Banking/ Brokerage/Trust	Insurance
+ 1%	Pass	Pass
+ 2%	Pass	Pass
+ 3%	Pass	Pass

Change in Market Approach Mulipliers (c)(d)
- 10%	Pass	Pass
- 20%	Pass	Pass
- 30%	Pass	Pass
- 40%	Pass	Pass

(c)

For Investment Banking/Brokerage/Trust, represents the percent decline in both tangible book value multipliers of 2.1x and 2.1x for the public company method and the transaction method, respectively. The 2.1x multiplier for the public company method is before the 30 percent control premium utilized for this metric. See Note 5 for further details.

(d)

For Insurance, represents the percent decline in the 16.9x multiplier for the last twelve months of net income and is before the 30 percent control premium utilized for this metric. See Note 5 for further details.

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

The following table summarizes deposits by category:

Table 10—Deposits

	June 30 2011	December 31 2010	June 30 2010
	(In millions)
Non-interest-bearing demand	$28,148	$25,733	$22,993
Savings accounts	5,118	4,668	4,475
Interest-bearing transaction accounts	15,982	13,423	15,148
Money market accounts—domestic	24,650	27,420	26,773
Money market accounts—foreign	476	569	502

Low-cost deposits	74,374	71,813	69,891
Time deposits	21,947	22,784	26,298

Customer deposits	96,321	94,597	96,189
Corporate Treasury deposits
Time deposits	10	17	61

Total deposits	$96,331	$94,614	$96,250

Total deposits at June 30, 2011 increased approximately $1.7 billion compared to year-end 2010 levels. The overall increase in deposits was primarily driven by an increase in non-interest-bearing demand accounts.

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

SHORT-TERM BORROWINGS

The following is a summary of short-term borrowings:

Table 12—Short-Term Borrowings

	June 30 2011	December 31 2010	June 30 2010
	(In millions)
Company funding sources:
Federal funds purchased	$16	$19	$26
Securities sold under agreements to repurchase	198	763	367
Federal Home Loan Bank advances	—	500	—
Treasury, tax and loan notes	95	118	146
Other short-term borrowings	34	95	62

	343	1,495	601

Customer-related borrowings:
Securities sold under agreements to repurchase	1,525	1,934	1,536
Brokerage customer liabilities	479	324	454
Short-sale liability	323	174	301
Customer collateral	52	10	72

	2,379	2,442	2,363

	$2,722	$3,937	$2,964

COMPANY FUNDING SOURCES

Federal funds purchased and securities sold under agreements to repurchase used for funding purposes totaled $214 million at June 30, 2011 compared to $782 million at December 31, 2010. The level of these borrowings can fluctuate significantly on a day-to-day basis, depending on funding needs and which sources of funds are used to satisfy those needs. All such arrangements are considered typical of the banking and brokerage industries and are accounted for as borrowings.

As another source of funding, the Company utilizes short-term borrowings through the issuance of Federal Home Loan Bank (“FHLB”) advances. FHLB borrowings are used to satisfy short-term borrowing requirements and can also fluctuate between periods. There were no short-term FHLB borrowings outstanding at June 30, 2011 compared to $500 million at December 31, 2010. See the “Liquidity” section for discussion of Regions’ borrowing capacity with the FHLB.

Treasury, tax and loan notes consist of borrowings from the Federal Reserve Bank. At June 30, 2011, Regions had $95 million outstanding under this program, compared to $118 million at December 31, 2010. See the “Liquidity” section for further detail of Regions’ borrowing capacity with the Federal Reserve.

Other short-term borrowings are related to Morgan Keegan and include borrowings under certain lines of credit that Morgan Keegan maintains with unaffiliated banks totaling $34 million and $95 million at June 30, 2011 and December 31, 2010, respectively. The lines of credit provide for maximum borrowings of $585 million as of June 30, 2011.

Selected data for short-term borrowings used for funding purposes for the quarter ended June 30, 2011 is presented below:

(Dollars in millions)
Federal funds purchased:
Balance at quarter-end	$16
Average outstanding (based on average daily balances)	19
Maximum amount outstanding at any month-end during the quarter	20
Weighted-average interest rate at quarter-end	0.1%
Weighted-average interest rate on amounts outstanding during the quarter (based on average daily balances)	0.1%
Securities sold under agreements to repurchase:
Balance at quarter-end	$198
Average outstanding (based on average daily balances)	285
Maximum amount outstanding at any month-end during the quarter	331
Weighted-average interest rate at quarter-end	0.3%
Weighted-average interest rate on amounts outstanding during the quarter (based on average daily balances)	0.2%

CUSTOMER-RELATED BORROWINGS

Repurchase agreements are also offered as commercial banking products as short-term investment opportunities for customers. The balance totaled $1.5 billion at June 30, 2011 and $1.9 billion at December 31, 2010. The level of these borrowings can fluctuate significantly on a day-to-day basis.

Regions, through Morgan Keegan, maintains two types of liabilities for its brokerage customers that are classified as short-term borrowings since Morgan Keegan pays its customers interest related to these liabilities. The brokerage customer position liability represents liquid funds in customers’ brokerage accounts. The short-sale liability represents traditional obligations to deliver to customers securities at a predetermined date and price. Balances due to brokerage customers totaled $479 million at June 30, 2011 compared to $324 million at December 31, 2010. The short-sale liability was $323 million at June 30, 2011 compared to $174 million at December 31, 2010. The balances of these liabilities fluctuate frequently based on customer activity.

Customer collateral increased $42 million to $52 million at June 30, 2011 from $10 million at December 31, 2010. This balance includes cash collateral posted by customers related to derivative transactions by swap customers of Morgan Keegan.

LONG-TERM BORROWINGS

Long-term borrowings are summarized as follows:

Table 12—Long-Term Borrowings

	June 30 2011	December 31 2010	June 30 2010
	(In millions)
Regions Financial Corporation (Parent):
4.375% senior notes due December 2010	$—	$—	$499
LIBOR floating rate senior notes due June 2012	350	350	350
4.875% senior notes due April 2013	249	249	249
7.75% senior notes due November 2014	693	692	691
5.75% senior notes due June 2015	496	495	494
7.75% subordinated notes due March 2011	—	502	507
7.00% subordinated notes due March 2011	—	500	500
6.375% subordinated notes due May 2012	599	599	599
7.75% subordinated notes due September 2024	100	100	100
6.75% subordinated debentures due November 2025	162	162	163
7.375% subordinated notes due December 2037	300	300	300
6.625% junior subordinated notes due May 2047	498	498	498
8.875% junior subordinated notes due June 2048	345	345	345
Other long-term debt	6	7	10
Valuation adjustments on hedged long-term debt	95	108	148

	3,893	4,907	5,453

Regions Bank:
Federal Home Loan Bank structured advances	—	200	2,555
Other Federal Home Loan Bank advances	3,415	3,515	1,316
2.75% senior bank notes due December 2010	—	—	1,000
LIBOR floating rate senior bank notes due December 2010	—	—	500
3.25% senior bank notes due December 2011	2,000	2,000	2,000
4.85% subordinated notes due April 2013	496	494	493
5.20% subordinated notes due April 2015	347	347	346
7.50% subordinated notes due May 2018	749	750	750
6.45% subordinated notes due June 2037	497	497	497
Other long-term debt	176	376	378
Valuation adjustments on hedged long-term debt	73	104	127

	7,753	8,283	9,962

	$11,646	$13,190	$15,415

Long-term borrowings decreased approximately $1.5 billion since year-end 2010 due primarily to approximately $1.0 billion of subordinated notes at the parent level maturing during the first six months of 2011. Approximately $300 million of FHLB advances and $200 million of other long-term debt at the bank level also matured during the first six months of 2011. FHLB structured advances are convertible quarterly at the option of the FHLB. The convertible feature provides that after a specified date in the future, the advances will remain at a fixed rate, or Regions will have the option to either pay off the advance or convert from a fixed rate to a variable rate based on the LIBOR index. The FHLB structured advances had weighted-average interest rates of 2.5% at both December 31, 2010 and June 30, 2010. Other FHLB advances have a weighted-average interest rate of 0.7%, 1.0% and 3.5% at June 30, 2011, December 31, 2010 and June 30, 2010, respectively, with maturities ranging from one to twenty years.

STOCKHOLDERS’ EQUITY

Stockholders’ equity was $16.9 billion at June 30, 2011 compared to $16.7 billion at December 31, 2010. During the first six months of 2011, net income increased stockholders’ equity by $178 million, cash dividends declared reduced equity by $25 million for common stock. Preferred dividends and accretion reduced equity by $106 million and changes in accumulated other comprehensive income increased equity by $83 million.

Regions’ ratio of stockholders’ equity to total assets was 12.90 percent at June 30, 2011, compared to 12.64 percent at December 31, 2010. Regions’ ratio of tangible common stockholders’ equity to tangible assets was 6.18 percent at June 30, 2011, compared to 6.04 percent at December 31, 2010 (see Table 15 “GAAP to Non-GAAP Reconciliation” for further discussion).

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

The minimum standard for the ratio of total capital to risk-weighted assets is 8 percent. At least 50 percent of that capital level must consist of common equity, undivided profits and non-cumulative perpetual preferred stock, senior perpetual preferred stock issued to the U.S. Treasury under the Capital Purchase Program, minority interests relating to qualifying common or noncumulative perpetual preferred stock issued by a consolidated U.S. depository institution or foreign bank subsidiary, less goodwill, deferred tax assets and certain other intangibles (“Tier 1 capital”). The remainder (“Tier 2 capital”) may consist of a limited amount of other preferred stock, mandatorily convertible securities, subordinated debt, and a limited amount of the allowance for loan losses. The sum of Tier 1 capital and Tier 2 capital is “total risk-based capital” or total capital. However, under the Collins Amendment, which was passed as a section of the Dodd-Frank Act, trust preferred securities will be eliminated as an element of Tier 1 capital. This disallowance of trust preferred securities will be phased in from January 1, 2013 to January 1, 2016. Debt or equity instruments issued to the Federal government as part of the CPP are exempt from the Collins Amendment. As of June 30, 2011, Regions has $846 million of trust preferred securities that are subject to the Collins Amendment and $3.5 billion of preferred equity that is exempt from the Collins Amendment.

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

In recent years, banking regulators began supplementing their assessment of the capital adequacy of a bank based on a variation of Tier 1 capital, known as Tier 1 common equity. While not codified, analysts and banking regulators have assessed Regions’ capital adequacy using the tangible common stockholders’ equity and/or the Tier 1 common equity measure. Because tangible common stockholders’ equity and Tier 1 common equity are not formally defined by GAAP or codified in the federal banking regulations, these measures are considered to be non-GAAP financial measures and other entities may calculate them differently than Regions’ disclosed calculations (see Table 15, “GAAP to Non-GAAP Reconciliation” for further details).

Regions is evaluating the anticipated impact of Basel III, which will begin in 2013 and is expected to be fully phased-in on January 1, 2019. The Company’s estimated Tier 1 common and Tier 1 capital ratios as of June 30, 2011, based on Regions’ current understanding of the guidelines, are approximately 7.19 and 10.76 percent, respectively, above the Basel III minimums of 7 percent for Tier 1 common and 8.5 percent for Tier 1 capital. Based on Regions’ understanding of the calculation for the liquidity coverage ratio under Basel III, Regions currently meets the requirement due to the Company’s current cash and investment positions. Should Regions’ cash position or investment mix change in the future, Regions’ ability to meet the liquidity coverage ratio may be impacted. Additionally, there is still need for clarification of the Basel III rules as well as interpretation and implementation by U.S. banking regulators, so the ultimate impact of Basel III on Regions is not completely known at this point. Because the Basel III capital calculations are not formally defined by GAAP and are not currently codified in the federal banking regulations, these measures are considered to be non-GAAP financial measures, and other entities may calculate them differently than Regions’ disclosed calculations (see Table 16, “GAAP to Non-GAAP Reconciliation” for further details).

See the “Supervision and Regulation—Capital Requirements” subsection of the “Business” section and the “Risk Factors” section of Regions’ Annual Report on Form 10-K for the year ended December 31, 2010 for more information.

The following chart summarizes the applicable holding company and bank regulatory capital requirements. Regions’ capital ratios at June 30, 2011, December 31, 2010 and June 30, 2010 exceeded all regulatory requirements.

Table 13—Regulatory Capital Requirements

	June 30, 2011 Ratio	December 31, 2010 Ratio	June 30, 2010 Ratio	To Be Well Capitalized
Tier 1 common (non-GAAP):
Regions Financial Corporation	7.95%	7.85%	7.68%	NA (1)
Tier 1 capital:
Regions Financial Corporation	12.57%	12.40%	12.04%	6.00%
Regions Bank	12.06	11.68	11.27	6.00
Total capital:
Regions Financial Corporation	16.22%	16.35%	15.90%	10.00%
Regions Bank	15.13	14.93	14.46	10.00
Leverage:
Regions Financial Corporation	9.49%	9.30%	9.10%	5.00%
Regions Bank	9.20	8.85	8.58	5.00

(1)	The Board of Governors of the Federal Reserve System has identified 4% as the level of Tier 1 common capital sufficient to withstand adverse economic scenarios.

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

In order to ensure an appropriate level of liquidity is maintained, Regions performs specific procedures including scenario analyses and stress testing at the bank, holding company, and affiliate levels. Regions’ policy is to maintain a sufficient level of funding to meet projected cash needs, including all debt service and maturities, for the subsequent two years at the parent company and acceptable periods for the bank and other affiliates. The Company’s current non-investment grade credit ratings makes access to short-term unsecured funding markets unreliable; therefore, the Company’s funding and contingency planning does not currently include any reliance on unsecured sources.

The securities portfolio is one of Regions’ primary sources of liquidity. Maturities of securities provide a constant flow of funds available for cash needs (see Note 2, “Securities” to the consolidated financial statements). The agency guaranteed mortgage portfolio is another source of liquidity in various secured borrowing capacities. In anticipation of regulatory changes proposed within the Basel III framework, in particular the Liquidity Coverage Ratio, Regions increased its holdings in securities backed by the Government National Mortgage Association (“GNMA”), which are explicitly backed by the U.S. Government.

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

Due to the potential for uncertainty and inconsistency in the unsecured funding markets, Regions has been maintaining higher levels of cash liquidity by depositing excess cash with the Federal Reserve Bank, which is the primary component of the balance sheet line item, “interest-bearing deposits in other banks.” At June 30, 2011, Regions had over $5.5 billion in excess cash on deposit with the Federal Reserve. Regions’ borrowing availability with the Federal Reserve Bank as of June 30, 2011, based on assets available for collateral at that date, was $19.7 billion.

Regions periodically accesses funding markets through sales of securities with agreements to repurchase. Repurchase agreements are also offered through a commercial banking sweep product as a short-term investment opportunity for customers. All such arrangements are considered typical of the banking and brokerage industries and are accounted for as borrowings.

Regions’ financing arrangement with FHLB Atlanta adds additional flexibility in managing its liquidity position. As of June 30, 2011, Regions’ borrowing availability from FHLB Atlanta totaled $2.2 billion. FHLB borrowing capacity is contingent on the amount of collateral pledged to the FHLB. Regions Bank and its subsidiaries have pledged certain residential first mortgage loans on one-to-four family dwellings and home equity lines of credit as collateral for the FHLB advances outstanding. Additionally, investment in FHLB stock is required in relation to the level of outstanding borrowings. Regions held $340 million in FHLB stock at June 30, 2011. The FHLB has been and is expected to continue to be a reliable and economical source of funding.

In February 2010, Regions filed a shelf registration statement with the U.S. Securities and Exchange Commission. This shelf registration does not have a capacity limit and can be utilized by Regions to issue various debt and/or equity securities. The registration statement will expire in February 2013.

Regions’ Bank Note program allows Regions Bank to issue up to $20 billion aggregate principal amount of bank notes outstanding at any one time. No issuances have been made under this program as of June 30, 2011. Notes issued under the program may be senior notes with maturities from 30 days to 15 years and subordinated notes with maturities from 5 years to 30 years. These notes are not deposits and they are not insured or guaranteed by the FDIC. Regions may, from time to time, consider opportunistically retiring outstanding issued securities, including subordinated debt, trust preferred securities and preferred shares in privately negotiated or open market transactions for cash or common shares. Regulatory approval would be required for retirement of some instruments.

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

RATINGS

During the first and second quarters of 2011, Regions did not experience any rating actions; therefore, all debt ratings remained consistent with those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2010. Throughout 2010, Regions experienced rating actions by Standard & Poor’s Corporation (“S&P”), Moody’s Investors Service, Fitch Ratings and Dominion Bond Rating Service (“DBRS”). The agencies downgraded obligations of Regions Financial Corporation and Regions Bank. In general, ratings agencies base their ratings on many quantitative and qualitative factors, including capital adequacy, liquidity, asset quality, business mix, probability of government support, and level and quality of earnings. Any downgrade in credit ratings by one or more ratings agencies may impact Regions in several ways, including, but not limited to, Regions’ access to the capital markets or short-term funding, borrowing cost and capacity, collateral requirements, acceptability of its letters of credit, funding of variable rate demand notes (“VRDNs”), as well as FDIC insurance costs, thereby potentially adversely impacting Regions’ financial condition and liquidity.

Table 15 “Credit Ratings” reflects the debt ratings information of Regions Financial Corporation and Regions Bank by S&P, Moody’s Investors Service, Fitch Ratings and DBRS.

Table 14—Credit Ratings

As of June 30, 2011 and December 31, 2010
	Standard & Poor’s	Moody’s	Fitch	DBRS
Regions Financial Corporation
Senior notes	BB+	Ba3	BBB-	BBB
Subordinated notes	BB	B1	BB+	BBBL
Junior subordinated notes	B	B2	BB	BBBL
Regions Bank
Short-term debt	A-3	NP*	F3	R-2H
Long-term bank deposits	BBB-	Ba1	BBB	BBBH
Long-term debt	BBB-	Ba2	BBB-	BBBH
Subordinated debt	BB+	Ba3	BB+	BBB

*	Not Prime

At June 30, 2011, Moody’s and S&P’s credit ratings for Regions Financial Corporation were below investment grade. For Regions Bank, Moody’s credit ratings were below investment grade. Regions Financial Corporation and Regions Bank remain on a credit watch with negative implications from Moody’s. Additionally, many obligations of Regions Financial Corporation and Regions Bank remain on negative outlook by the agencies referred to above. See the “Risk Factors” section in the Annual Report on Form 10-K for the year ended December 31, 2010 for more information.

A security rating is not a recommendation to buy, sell or hold securities, and the ratings are subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating.

OPERATING RESULTS

The table below presents computations of earnings and certain other financial measures including “efficiency ratio”, “return on average tangible common stockholders’ equity”, end of period “tangible common stockholders’ equity”, “Tier 1 common equity”, and “Basel III ratios”, all of which are non-GAAP. Regions believes these financial measures provide a meaningful base for period-to-period comparisons and will assist investors in analyzing the operating results of the Company and predicting future performance. These non-GAAP financial measures are also used by management to assess the performance of Regions’ business. Management and the Board of Directors utilize these non-GAAP financial measures as follows:

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

Regions currently calculates its risk-based capital ratios under guidelines adopted by the Federal Reserve based on the 1988 Capital Accord (“Basel I”) of the Basel Committee on Banking Supervision (the “Basel Committee”). In December 2010, the Basel Committee released its final framework for Basel III, which will strengthen international capital and liquidity regulation. When implemented by U.S. bank regulatory agencies and fully phased-in, Basel III will change capital requirements and place greater emphasis on common equity. Implementation of Basel III will begin on January 1, 2013, and will be phased in over a multi-year period. The U.S. bank regulatory agencies have not yet finalized regulations governing the implementation of Basel III. Accordingly, the calculations provided below are estimates, based on Regions’ current understanding of the framework, including the Company’s reading of the requirements, and informal feedback received through the regulatory process. Regions’ understanding of the framework is evolving and will likely change as the regulations are finalized. Because the Basel III implementation regulations are not formally defined by GAAP and have not yet been finalized and codified, these measures are considered to be non-GAAP financial measures, and other entities may calculate them differently from Regions’ disclosed calculations. Since analysts and banking regulators may assess Regions’ capital adequacy using the Basel III framework, Regions believes that it is useful to provide investors the ability to assess Regions’ capital adequacy on the same basis.

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

The following tables provide: 1) a reconciliation of non-interest expense (GAAP) to adjusted non-interest expense (non-GAAP), 2) a reconciliation of non-interest income (GAAP) to adjusted non-interest income (non-GAAP), 3) a computation of adjusted total revenue (non-GAAP), 4) computation of the efficiency ratio (non-GAAP), 5) a reconciliation of average and ending stockholders’ equity (GAAP) to average and ending tangible common stockholders’ equity (non-GAAP), 6) a reconciliation of stockholders’ equity (GAAP) to Tier 1 capital (regulatory) and to Tier 1 common equity (non-GAAP) and 7) a reconciliation of stockholders’ equity (GAAP) to Basel III Tier 1 capital (non-GAAP), Basel III total capital (non-GAAP) and Basel III Tier 1 common (non-GAAP).

Table 15—GAAP to Non-GAAP Reconciliation

		Three Months Ended June 30		Six Months Ended June 30
		2011	2010	2011	2010
		(Dollars in millions, except per share data)
INCOME (LOSS)
Net income (loss) (GAAP)		$109	$(277)	$178	$(473)
Preferred dividends and accretion (GAAP)		(54)	(58)	(106)	(117)

Net income (loss) available to common shareholders (GAAP)	A	55	(335)	72	(590)
Regulatory charge		—	200	—	200
Income tax benefit related to regulatory charge		(44)	—	(44)	—

Net income (loss) available to common shareholders, excluding regulatory charge and related tax benefit (non-GAAP)	B	$11	$(135)	$28	$(390)

EFFICIENCY RATIO
Non-interest expense (GAAP)		$1,198	$1,326	$2,365	$2,556
Significant items:
Regulatory charge		—	(200)	—	(200)
Loss on early extinguishment of debt		—	—	—	(53)
Securities impairment, net		—	—	—	(1)
Branch consolidation and property and equipment charges		(77)	—	(77)	(8)

Adjusted non-interest expense (non-GAAP)	C	$1,121	$1,126	$2,288	$2,294

Net interest income, taxable-equivalent basis (GAAP)		$872	$863	$1,744	$1,702
Non-interest income (GAAP)		781	756	1,624	1,568
Significant items:
Securities gains, net		(24)	—	(106)	(59)
Leveraged lease termination gains		—	—	—	(19)
Loss on sale of mortgage loans		—	—	3	—

Adjusted non-interest income (non-GAAP)		757	756	1,521	1,490

Adjusted total revenue (non-GAAP)	D	$1,629	$1,619	$3,265	$3,192

Efficiency ratio (non-GAAP)	C/D	68.82%	69.55%	70.08%	71.87%

RETURN ON AVERAGE ASSETS (1)
Average assets (GAAP)	E	$130,678	$137,285	$130,944	$138,419
Return on average assets (GAAP)	A/E	0.17%	(0.98%)	0.11%	(0.86%)

Return on average assets, excluding regulatory charge and related tax benefit (non-GAAP) (1)	B/E	0.03%	(0.40%)	0.04%	(0.57%)

RETURN ON AVERAGE TANGIBLE COMMON STOCKHOLDERS’ EQUITY
Average stockholders’ equity (GAAP)		$16,796	$17,559	$16,740	$17,678
Less: Average intangible assets (GAAP)		5,909	6,019	5,922	6,032
Average deferred tax liability related to intangibles (GAAP)		(230)	(257)	(233)	(261)
Average preferred equity (GAAP)		3,392	3,576	3,388	3,590

Average tangible common stockholders’ equity (non-GAAP)	F	$7,725	$8,221	$7,663	$8,317

Return on average tangible common stockholders’ equity (non-GAAP) (1)	A/F	2.88%	(16.36%)	1.89%	(14.31%)

Return on average tangible common stockholders’ equity, excluding regulatory charge and related tax benefit (non-GAAP) (1)	B/F	0.57%	(6.60%)	0.74%	(9.46%)

		June 30 2011	December 31 2010	June 30 2010
TANGIBLE COMMON RATIOS
Ending stockholders’ equity (GAAP)		$16,888	$16,734	$17,463
Less: Ending intangible assets (GAAP)		5,981	5,946	6,004
Ending deferred tax liability related to intangibles (GAAP)		(227)	(240)	(253)
Ending preferred equity (GAAP)		3,399	3,380	3,360

Ending tangible common stockholders’ equity (non-GAAP)	G	$7,735	$7,648	$8,352

Ending total assets (GAAP)		$130,908	$132,351	$135,340
Less: Ending intangible assets (GAAP)		5,981	5,946	6,004
Ending deferred tax liability related to intangibles (GAAP)		(227)	(240)	(253)

Ending tangible assets (non-GAAP)	H	$125,154	$126,645	$129,589

End of period shares outstanding	I	1,259	1,256	1,256
Tangible common stockholders’ equity to tangible assets (non-GAAP)	G/H	6.18%	6.04%	6.45%

Tangible common book value per share (non-GAAP)	G/I	$6.13	$6.09	$6.65

TIER 1 COMMON RISK-BASED RATIO (2)
Stockholders’ equity (GAAP)		$16,888	$16,734	$17,463
Accumulated other comprehensive (income) loss		177	260	(306)
Non-qualifying goodwill and intangibles		(5,668)	(5,706)	(5,752)
Disallowed deferred tax assets		(498)	(424)	(443)
Disallowed servicing assets		(35)	(27)	(22)
Qualifying non-controlling interests		92	92	92
Qualifying trust preferred securities		846	846	846

Tier 1 capital (regulatory)		11,802	11,775	11,878
Qualifying non-controlling interests		(92)	(92)	(92)
Qualifying trust preferred securities		(846)	(846)	(846)
Preferred stock		(3,399)	(3,380)	(3,360)

Tier 1 common equity (non-GAAP)	J	$7,465	$7,457	$7,580

Risk-weighted assets (regulatory)	K	$93,855	$94,966	$98,653
Tier 1 common risk-based ratio (non-GAAP)	J/K	7.95%	7.85%	7.68%

BASEL III RATIOS
Stockholders’ equity (GAAP)		$16,888
Non-qualifying goodwill and intangibles (3)		(5,754)
Adjustments, including other comprehensive income related to cash flow hedges, disallowed deferred tax assets, threshold deductions and other adjustments		(877)

		10,257
Qualifying non-controlling interests		4

Basel III tier 1 capital (non-GAAP)	L	10,261
Basel III Qualifying subordinated debt and redeemable preferred stock		2,976
Allowance for loan and lease losses includible in Tier 2 capital		1,199

Basel III total capital (non-GAAP)	M	14,436
Basel tier 1 capital (non-GAAP)		10,261
Preferred Stock		(3,398)
Qualifying non-controlling interests		(4)

Basel III tier 1 common (non-GAAP)	N	$6,859

Basel I risk-weighted assets		93,855
Basel III risk-weighted assets (non-GAAP) (4)	O	95,388
Basel III tier 1 capital ratio (non-GAAP)	L/O	10.76%

Basel III total capital ratio (non-GAAP)	M/O	15.13%

Basel III tier 1 common ratio (non-GAAP)	N/O	7.19%

(1)	Income statement amounts have been annualized in calculation.
(2)	Current quarter amount and the resulting ratio is estimated
(3)	Under Basel III, regulatory capital must be reduced by purchased credit card relationship intangible assets. These assets are partially allowed in Basel I capital.
(4)

Regions continues to develop systems and internal controls to precisely calculate risk-weighted assets as required by Basel III. The amount included above is a reasonable approximation, based on our understanding of the requirements.

NET INTEREST INCOME

The following table presents an analysis of net interest income/margin for the three months ended June 30, 2011 and 2010:

Table 16—Consolidated Average Daily Balances and Yield/Rate Analysis

	Three Months Ended June 30
	2011			2010
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(Dollars in millions; yields on taxable-equivalent basis)
Assets
Interest-earning assets:
Federal funds sold and securities purchased under agreements to resell	$302	$—	—%	$345	$1	1.16%
Trading account assets	1,192	7	2.36	1,186	9	3.04
Securities:
Taxable	24,768	208	3.37	23,862	224	3.77
Tax-exempt	33	—	—	41	—	—
Loans held for sale	1,141	9	3.16	1,031	9	3..50
Loans, net of unearned income (1)(2)	81,106	863	4.27	87,266	936	4.30
Other interest-earning assets	6,073	7	0.46	6,745	8	0.48

Total interest-earning assets	114,615	1,094	3.83	120,476	1,187	3.95
Allowance for loan losses	(3,200)			(3,215)
Cash and due from banks	2,247			2,112
Other non-earning assets	17,016			17,912

	$130,678			$137,285

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Savings accounts	$5,107	1	0.08	$4,478	1	0.09
Interest-bearing transaction accounts	13,898	7	0.20	15,651	8	0.21
Money market accounts	26,805	20	0.30	27,302	32	0.47
Time deposits	22,506	98	1.75	26,933	153	2.28

Total interest-bearing deposits (3)	68,316	126	0.74	74,364	194	1.05
Federal funds purchased and securities sold under agreements to repurchase	2,009	1	0.20	1,798	1	0.22
Other short-term borrowings	798	1	0.50	847	1	0.47
Long-term borrowings	11,756	94	3.21	15,933	128	3.22

Total interest-bearing liabilities	82,879	222	1.07	92,942	324	1.40

Net interest spread			2.76			2.55

Non-interest-bearing deposits (3)	27,806			23,688
Other liabilities	3,197			3,096
Stockholders’ equity	16,796			17,559

	$130,678			$137,285

Net interest income/margin on a taxable-equivalent basis (4)		$872	3.05%		$863	2.87%

Notes:

(1)	Loans, net of unearned income include non-accrual loans for all periods presented.
(2)	Interest income includes net loan fees of $13 million and $11 million for the quarters ended June 30, 2011 and 2010, respectively.
(3)

Total deposit costs may be calculated by dividing total interest expense on deposits by the sum of interest-bearing deposits and non-interest bearing deposits. The rates for total deposit costs equal 0.53% and 0.79% for the three months ended June 30, 2011 and 2010, respectively.

(4)	The computation of taxable-equivalent net interest income is based on the stautory federal income tax rate of 35%, adjusted for applicable state income taxes net of the related federal tax benefit.

The following table presents an analysis of net interest income/margin for the six months ended June 30, 2011 and 2010:

Table 17—Consolidated Average Daily Balances and Yield/Rate Analysis

	Six Months Ended June 30
	2011			2010
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(Dollars in millions; yields on taxable-equivalent basis)
Assets
Interest-earning assets:
Federal funds sold and securities purchased under agreements to resell	$303	$—	—%	$359	$1	0.56%
Trading account assets	1,177	15	2.57	1,236	22	3.59
Securities:
Taxable	24,763	415	3.38	23,836	466	3.94
Tax-exempt	31	—	—	46	1	4.38
Loans held for sale	1,313	22	3.38	1,211	17	2.83
Loans, net of unearned income (1)(2)	81,756	1,738	4.29	88,488	1,888	4.30
Other interest-earning assets	5,534	13	0.47	6,361	15	0.48

Total interest-earning assets	114,877	2,203	3.87	121,537	2,410	4.00
Allowance for loan losses	(3,204)			(3,179)
Cash and due from banks	2,206			2,146
Other non-earning assets	17,065			17,915

	$130,944			$138,419

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Savings accounts	$4,973	2	0.08	$4,347	2	0.10
Interest-bearing transaction accounts	13,565	14	0.21	15,680	19	0.24
Money market accounts	27,307	41	0.30	26,513	72	0.55
Time deposits	22,738	208	1.84	28,348	343	2.44

Total interest-bearing deposits (3)	68,583	265	0.78	74,888	436	1.17
Federal funds purchased and securities sold under agreements to repurchase	2,087	2	0.19	1,893	2	0.21
Other short-term borrowings	933	3	0.65	966	3	0.63
Long-term borrowings	12,321	189	3.09	16,671	267	3.23

Total interest-bearing liabilities	83,924	459	1.10	94,418	708	1.51

Net interest spread			2.77			2.49

Non-interest-bearing deposits (3)	27,109			23,255
Other liabilities	3,171			3,068
Stockholders’ equity	16,740			17,678

	$130,944			$138,419

Net interest income/margin on a taxable-equivalent basis (4)		$1,744	3.06%		$1,702	2.82%

Notes:
(1)	Loans, net of unearned income include non-accrual loans for all periods presented.
(2)	Interest income includes net loan fees of $28 million and $22 million for the six months ended June 30, 2011 and 2010, respectively.
(3)

Total deposit costs may be calculated by dividing total interest expense on deposits by the sum of interest-bearing deposits and non-interest bearing deposits. The rates for total deposit costs equal 0.56% and 0.90% for the six months ended June 30, 2011 and 2010, respectively.

(4)	The computation of taxable-equivalent net interest income is based on the stautory federal income tax rate of 35%, adjusted for applicable state income taxes net of the related federal tax benefit.

For the second quarter of 2011, net interest income (taxable-equivalent basis) totaled $872 million compared to $863 million in the second quarter of 2010. The net interest margin (taxable-equivalent basis) was 3.05 percent in the first quarter of 2011, compared to 2.87 percent during the second quarter of 2010. For the first six months of both 2011 and 2010, net interest income (taxable equivalent basis) totaled $1.7 billion. The net interest margin (taxable-equivalent basis) was 3.06% for the first six months of 2011, compared to 2.82% for the first six months of 2010. Overall declines in loan balances and earning assets were more than offset by continued improvements in deposit costs, which declined 26 basis points from the second quarter of 2010 to the second quarter of 2011.

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

Exposure to Interest Rate Movements—As of June 30, 2011, Regions was moderately asset sensitive to both gradual and instantaneous rate shifts as compared to the base case for the measurement horizon ending June

2012. Regions continues to observe that the pace of economic recovery is at risk of being slow, which may result in a continuation of this period of low interest rates. To partially offset the adverse impact on net interest income and net interest margin attributable to an extended period of low interest rates, Regions entered into a series of receive-fixed interest rate swaps. These instruments have a final maturity in June 2012. Until maturity of these instruments, Regions’ net interest income sensitivity is relatively neutral to movements in short-term interest rates. Therefore, the exposure reflected in the minus 100 basis points scenario primarily reflects the risk of accelerating prepayment activity as spurred by a decrease in long-term interest rates. The table below summarizes Regions’ position, and the scenarios are inclusive of all interest-rate risk hedging activities. Note that where scenarios would indicate negative interest rates, a minimum of zero is applied.

Table 18—Interest Rate Sensitivity

Gradual Change in Interest Rates	Estimated Annual Change in Net Interest Income June 30, 2011
(In millions)
+200 basis points	$225
+100 basis points	114
-100 basis points	(201)

Instantaneous Change in Interest Rates
+200 basis points	$276
+100 basis points	162
-100 basis points	(234)

Interest rate movements may also have an impact on the value of Regions’ securities portfolio, which can directly impact the carrying value of shareholders’ equity. Regions from time to time may hedge these price movements with derivatives (as discussed below). However, at June 30, 2011, Regions had no designations of hedges to mitigate price movements of securities.

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

Regions manages the credit risk of these instruments in much the same way as it manages credit risk of the loan portfolios by establishing credit limits for each counterparty and through collateral agreements for dealer transactions. For non-dealer transactions, the need for collateral is evaluated on an individual transaction basis and is primarily dependent on the financial strength of the counterparty. Credit risk is also reduced significantly by entering into legally enforceable master netting agreements. When there is more than one transaction with a counterparty and there is a legally enforceable master netting agreement in place, the exposure represents the net of the gain and loss positions with and collateral received from and/or posted to that counterparty. The “Credit Risk” section in Regions’ Annual Report on Form 10-K for the year ended December 31, 2010 contains more information on the management of credit risk.

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

In the normal course of business, Morgan Keegan enters into underwriting and forward commitments. As of June 30, 2011, the total notional amount of forward and future commitments was approximately $1.1 billion. Morgan Keegan typically settles its position by entering into equal but opposite contracts and, as such, the contract amounts do not necessarily represent future cash requirements. Settlement of the transactions relating to such commitments is not expected to have a material effect on Regions’ consolidated financial position. Transactions involving future settlement give rise to market risk, which represents the potential loss that can be caused by a change in the market value of a particular financial instrument. Regions’ exposure to market risk is determined by a number of factors, including the size, composition and diversification of positions held, the absolute and relative levels of interest rates, and market volatility.

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

Morgan Keegan has been an underwriter and dealer in auction rate securities. See Note 13 “Commitments and Contingencies” to the consolidated financial statements for more details regarding regulatory action related to Morgan Keegan auction rate securities. As of June 30, 2011, customers of Morgan Keegan owned approximately $46 million of auction rate securities, and Morgan Keegan held approximately $144 million of auction rate securities on its balance sheet.

To manage trading risks arising from interest rate and equity price risks, Morgan Keegan uses a Value at Risk (“VAR”) model along with other risk management methods to measure the potential fair value the Company could lose on its trading positions given a specified statistical confidence level and time-to-liquidate time horizon. The end-of-period VAR was approximately $608 thousand at June 30, 2011 and approximately $805 thousand at December 31, 2010. Maximum daily VAR utilization during the first quarter of 2011 was approximately $1 million and average daily VAR during the same period was approximately $884 thousand.

PROVISION FOR LOAN LOSSES

The provision for loan losses is used to maintain the allowance for loan losses at a level that in management’s judgment is appropriate to absorb probable losses inherent in the portfolio at the balance sheet date. The provision for loan losses totaled $398 million in the second quarter of 2011 compared to $651 million during the second quarter of 2010. The provision for loan losses totaled $880 million for the six months ended June 30, 2011 compared to $1.4 billion for the first six months of 2010. Net charge-offs as a percentage of average loans (annualized) were 2.54 percent and 3.08 percent in the first six months of 2011 and 2010, respectively. Charge-off ratios were lower across most major categories, period over period. Investor real estate losses continue to be the largest contributor to charge-offs. In addition to lower levels of charge-offs, credit quality metrics generally improved, including lower levels of non-accrual, criticized and classified loans as well as delinquencies. Charge-offs exceeded provision for loan losses for the second quarter of 2011, primarily resulting from the allowance associated with the transfer of $545 million of classified loans to held for sale.

CREDIT RISK

Regions’ objective regarding credit risk is to maintain a high-quality credit portfolio that provides for stable credit costs with acceptable volatility through an economic cycle. Regions has a diversified loan portfolio in terms of product type, collateral and geography. See Table 1 for further details of each loan portfolio segment. See the “Credit Risk” section of the Form 10-K for the year ended December 31, 2010 for a discussion of risk characteristics of each loan type.

NON-INTEREST INCOME

The following tables present a summary of non-interest income. For expanded discussion of certain significant non-interest income items, refer to the discussion of each component following the tables presented.

Table 19 - Non-Interest Income

	Three Months Ended June 30
	2011	2010
	(In millions)
Service charges on deposit accounts	$308	$302
Brokerage, investment banking and capital markets	248	254
Mortgage income	50	63
Trust department income	51	49
Securities gains, net	24	—
Insurance commissions and fees	25	26
Bank owned life insurance	20	21
Commercial credit fee income	20	18
Other miscellaneous income	35	23

	$781	$756

	Six Months Ended June 30
	2011	2010
	(In millions)
Service charges on deposit accounts	$595	$590
Brokerage, investment banking and capital markets	515	490
Mortgage income	95	130
Trust department income	101	97
Securities gains, net	106	59
Insurance commissions and fees	53	53
Bank owned life insurance	41	41
Commercial credit fee income	40	33
Leveraged lease termination gains	—	19
Other miscellaneous income	78	56

	$1,624	$1,568

Service charges on deposit accounts—Service charges on deposit accounts increased $6 million for the quarter ended June 30, 2011, as compared to the second quarter of 2010. For the first six months of 2011, service charges on deposit accounts increased $5 million when compared to the comparable 2010 period. Increases in interchange income more than offset declines in NSF fees resulting from implementation of Regulation E in 2010.

The Federal Reserve Board of Governors has announced its final rule on debit card interchange fees mandated by the Durbin Amendment to the Dodd-Frank Act effective October 1, 2011. Based on the final ruling, the company estimates that the impact on annual debit interchange revenue will be approximately $170 million before any mitigation efforts. However, the company believes it will be able to mitigate this impact over time through revenue enhancements and expense management.

Brokerage, investment banking and capital markets—Regions’ primary source of brokerage, investment banking and capital markets revenue is its subsidiary, Morgan Keegan. Morgan Keegan’s revenues are predominately recorded in the brokerage, investment banking and capital markets, as well as trust department income lines of the consolidated statements of operations, while a smaller portion is reported in other non-interest income categories. Total brokerage, investment banking and capital markets income decreased by $6 million for the second quarter of 2011 as compared to the second quarter of 2010. For the first six months of 2011, brokerage, investment banking and capital markets income increased $25 million when compared to the comparable 2010 period. The increase was driven by first quarter 2011 activity, primarily higher revenues from the equity capital markets, investment banking and private client brokerage services divisions. Also contributing to the year-to-date increase was higher revenues from the capital markets activities of the bank.

The following table details the breakout of revenue by division contributed by Morgan Keegan:

Table 20 - Morgan Keegan

Breakout of Revenue by Division (1)

	Private Client	Fixed-Income Capital Markets	Equity Capital Markets	Investment Banking	Regions MK Trust	Asset Management	Interest And Other
	(Dollars in millions)
Three months ended June 30, 2011:
Gross revenue	$117	$71	$14	$37	$61	$5	$9
Percent of gross revenue	37.3%	22.6%	4.5%	11.8%	19.4%	1.6%	2.8%

Three months ended June 30, 2010:
Gross revenue	$119	$79	$15	$35	$52	$5	$5
Percent of gross revenue	38.4%	25.5%	4.8%	11.3%	16.8%	1.6%	1.6%

Six months ended June 30, 2011:
Gross revenue	$242	$137	$30	$67	$117	$8	$46
Percent of gross revenue	37.4%	21.2%	4.6%	10.4%	18.1%	1.2%	7.1%

Six months ended June 30, 2010:
Gross revenue	$233	$151	$27	$63	$101	$9	$40
Percent of gross revenue	37.3%	24.2%	4.4%	10.1%	16.2%	1.4%	6.4%

(1)	Certain amounts in prior periods have been reclassified to reflect current period presentation

On June 22, 2011, Regions announced, as part of its ongoing capital planning process, plans to explore strategic alternatives for Morgan Keegan as the Company evaluates how best to manage its capital to increase shareholder value. Morgan Asset Management and Regions Morgan Keegan Trust are not included in this review.

Mortgage income—Mortgage income decreased $13 million for the second quarter of 2011 when compared to the second quarter of 2010. For the six months ended June 30, 2011, mortgage income decreased $35 million when compared to the comparable 2010 period. The decline for both periods reflects market valuation adjustments for mortgage servicing rights and related derivatives, which were affected by the rate environment shifts in 2011 compared to 2010.

Securities gains—Securities gains increased $24 million for the second quarter of 2011 when compared to the second quarter of 2010. For the six months ended June 30, 2011, securities gains increased $47 million when compared to the comparable 2010 period. In the second quarter of 2011, Regions sold approximately $4.0 billion in securities. For the first six months of 2011, Regions sold approximately $6.4 billion in securities. For both periods, the sales were primarily agency securities available for sale, and the proceeds were reinvested predominantly into similar securities with shorter durations.

Leveraged lease termination gains—A 2008 settlement with the IRS negatively impacted the economics of Regions’ leveraged lease portfolio. In addition, there was a mutual desire with lessees to terminate certain leases within this portfolio. Therefore, Regions terminated certain leveraged leases during the first quarter of 2010 resulting in a $19 million gain. There were no such terminations in the second quarter of 2010 or during 2011.

NON-INTEREST EXPENSE

The following tables present a summary of non-interest expense. For expanded discussion of certain significant non-interest expense items, refer to the discussion of each component following the tables presented.

Table 21 - Non-Interest Expense

	Three Months Ended June 30
	2011	2010
	(In millions)
Salaries and employee benefits	$561	$560
Net occupancy expense	107	110
Furniture and equipment expense	79	79
Professional and legal fees	61	75
Amortization of core deposit intangible	24	27
Other real estate owned expense	37	41
FDIC premiums	72	58
Branch consolidation and property and equipment charges	77	—
Regulatory charge	—	200
Other miscellaneous expenses	180	176

	$1,198	$1,326

	Six Months Ended June 30
	2011	2010
	(In millions)
Salaries and employee benefits	$1,155	$1,135
Net occupancy expense	216	230
Furniture and equipment expense	156	153
Professional and legal fees	141	141
Amortization of core deposit intangible	49	55
Other real estate owned expense	76	83
FDIC premiums	125	117
Branch consolidation and property and equipment charges	77	—
Regulatory charge	—	200
Loss on early extinguishment of debt	—	53
Other-than-temporary impairments, net	—	1
Other miscellaneous expenses	370	388

	$2,365	$2,556

Salaries and employee benefits—Salaries and employee benefits were relatively flat for the second quarter of 2011 when compared to the second quarter of 2010. For the six months ended June 30, 2011, salaries and employee benefits increased $20 million when compared to the comparable 2010 period. The increase in year-to-date expense is primarily due to incentives and commissions including those related to brokerage, investment banking and capital markets income.

Net occupancy expense—Net occupancy expense was relatively flat for the second quarter of 2011 when compared to the second quarter of 2010. For the six months ended June 30, 2011, net occupancy expense decreased $14 million when compared to the comparable 2010 period. This decrease is primarily due to branch consolidation charges of $8 million in the first quarter of 2010 primarily related to terminated leases on occupied facilities.

Professional and legal fees—Professional and legal fees decreased $14 million for the second quarter of 2011 when compared to the second quarter of 2010, due to lower legal costs. Year-to-date expense was unchanged compared to last year.

Other real estate owned expense—Other real estate owned (“OREO”) expense includes the cost of adjusting foreclosed properties to fair value after these assets have been classified as OREO, net gains and losses on sales of properties, as well as other costs to maintain the property such as property taxes, security, and grounds maintenance. OREO expense decreased $4 million for the second quarter of 2011 when compared to the second quarter of 2010. For the six months ended June 30, 2011, OREO expense decreased $7 million. OREO balances decreased to $437 million at June 30, 2011 from $454 million at December 31, 2010 and $546 million at June 30, 2010.

FDIC premiums—FDIC premiums increased $14 million for the second quarter of 2011 when compared to the second quarter of 2010. For the six months ended June 30, 2011, FDIC premiums increased $8 million when compared to the comparable 2010 period. The increase in both the quarterly and year-to-date amounts was related to a new assessment rule, which revised the deposit insurance assessment system for large institutions. The new rule changed the assessment base from deposits as the basis and utilizes a risk-based approach which calculates the assessment using average consolidated assets minus average tangible equity. Implementation of the new rule was effective beginning in the second quarter of 2011.

Branch consolidation and property and equipment charges—The Company recorded $77 million in valuation charges during the second quarter of 2011 related to lower of cost or market adjustments on owned branch property, terminated ground leases, and impairment of other equipment. The charges were driven primarily by the Company’s second quarter decision to consolidate approximately 40 branches later in 2011.

Regulatory charge—During the second quarter of 2010, the SEC, a joint state task force of state securities regulators and FINRA announced that they were commencing administrative proceedings against Morgan Keegan, Morgan Asset Management and certain of their employees for violations of federal and state securities laws and NASD rules relating to certain funds previously administered by Morgan Keegan and Morgan Asset Management. Based on the status of settlement negotiations, Regions concluded that a loss on the matter was probable and reasonably estimable. Accordingly, at June 30, 2010, Morgan Keegan recorded a $200 million charge representing the estimate of probable loss. The charges were settled during the second quarter of 2011. See further discussion in Note 13 to the consolidated financial statements.

Loss on early extinguishment of debt—During the first quarter of 2010, Regions prepaid approximately $1.5 billion of FHLB advances, recognizing an expense of $53 million. There was no corresponding expense in 2011.

Other miscellaneous expenses—Other miscellaneous expenses include communications, postage, supplies, credit-related costs and business development services. Other miscellaneous expenses decreased $18 million to $370 million in the first six months of 2011 when compared to the same period of 2010, and was essentially unchanged comparing second quarter 2011 to the same period of 2010.

INCOME TAXES

The Company’s income tax benefit for the three months ended June 30, 2011 was $60 million compared to $88 million for the same period in 2010, resulting in an effective tax rate of (122.4) percent and 24.1 percent, respectively. Income tax benefit for the six months ended June 30, 2011 was $72 million compared to $249 million for the same period in 2010, resulting in an effective tax rate of (67.9) percent and 34.5 percent, respectively. The change in the income tax benefit primarily reflects the finalization of the Morgan Keegan regulatory matters. Upon settlement, the Company determined that a portion of the settlement charge is deductible for income tax purposes, resulting in a benefit to income taxes of $44 million for the second quarter. The impact of positive consolidated pre-tax earnings also drove the increase in the income tax benefit.

The Company’s effective tax rate is affected by recurring items such as affordable housing tax credits, bank-owned life insurance and other tax-exempt income, which are expected to be consistent in the near term. The effective tax rate is also affected by one-time items that may occur in any given period but are not consistent from period to period, such as the termination of leveraged leases. The effective tax rates for future periods in 2011 may not be comparable to the current period.

At June 30, 2011, the Company reported a net deferred tax asset of $1.4 billion, the same as for the period ended December 31, 2010. Of this amount, $0.9 billion was generated from differences between the financial statement carrying amounts and the corresponding tax bases of assets and liabilities, of which a significant portion relates to the allowance for loan losses. These net deferred tax assets have not yet reduced taxable income and therefore, do not have a set expiration date. The remaining net deferred tax asset balance relates to tax carryforwards that have defined expiration dates which are typically 15 or 20 years from the date of creation.

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

•

Reversals of taxable temporary differences—The Company anticipates that future reversals of taxable temporary differences, including the accretion of taxable temporary differences related to leveraged leases acquired in the AmSouth merger, can absorb up to $918 million of deferred tax assets.

•

Creation of future taxable income—At June 30, 2011, the Company has utilized all taxable income in prior carryback years. The Company has projected future taxable income that will be sufficient to absorb the remaining deferred tax assets after the reversal of future taxable temporary differences. The taxable income forecasting process utilizes the forecasted pre-tax earnings and adjusts for book-tax differences that will be exempt from taxation, primarily tax-exempt interest income and bank-owned life insurance, as well as temporary book-tax differences including the allowance for loan losses. The projections relied upon for this process are consistent with those used in the goodwill impairment test and are sourced from the Company’s economic forecasting process.

•

Strong capital position—At June 30, 2011, the Company continues to be well capitalized. The Tier 1 capital ratio is 12.57 percent, substantially above the 6.0 percent minimum standard to be well capitalized. Also, the Total capital ratio of 16.22 percent substantially exceeds the 10.0 percent minimum standard to be well capitalized. The Company’s Tier 1 common ratio (non-GAAP) was 7.95 percent at June 30, 2011. The Board of Governors of the Federal Reserve System has identified 4 percent as the level of Tier 1 common capital sufficient to withstand adverse economic scenarios.

•

Ability to implement tax-planning strategies—The Company has the ability to implement tax planning strategies to maximize the realization of deferred tax assets, such as the sale of appreciated assets.

Negative Evidence

•	Cumulative loss position—The Company remains in a three-year cumulative loss position as of June 30, 2011. Management believes the primary contributing factor, unprecedented provision for loan losses, will continue to stabilize in future periods. Additionally, the Company has reported positive net income available to common shareholders for three consecutive quarters providing additional positive evidence regarding the Company’s earnings potential.

The Company believes that a portion of the state net operating loss carryforwards and state tax credit carryforwards will not be realized due to the length of certain state carryforward periods. Accordingly, a valuation allowance has been established in the amount of $31 million against such benefits at June 30, 2011 and $30 million at December 31, 2010.

Except for certain state tax carryforwards, the Company believes, based on the analysis above, that the net deferred tax asset is more-likely-than-not to be realized.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Reference is made to pages 88 through 92 included in Management’s Discussion and Analysis.

Item 4.	Controls and Procedures

Based on an evaluation, as of the end of the period covered by this Form 10-Q, under the supervision and with the participation of Regions’ management, including its Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer have concluded that Regions’ disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) are effective. During the quarter ended June 30, 2011, there have been no changes in Regions’ internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Regions’ internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Information required by this item is set forth in Note 13, “Commitments and Contingencies” in the Notes to the Consolidated Financial Statements (Unaudited) in Part I. Item 1. of this report, which is incorporated herein by reference.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Information concerning Regions’ repurchases of its outstanding common stock during the three-month period ended June 30, 2011, is set forth in the following table:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 – 30, 2011	—	—	—	23,072,300
May 1 – 31, 2011	—	—	—	23,072,300
June 1 – 30, 2011	—	—	—	23,072,300
Total	—	—	—	23,072,300

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

Restrictions on Dividends and Repurchase of Stock

Holders of Regions common stock are only entitled to receive such dividends as Regions’ board of directors may declare out of funds legally available for such payments. Furthermore, holders of Regions common stock are subject to the prior dividend rights of any holders of Regions preferred stock then outstanding. As of June 30, 2011, there were 3,500,000 shares of Regions’ Fixed Rate Cumulative Perpetual Preferred Stock Series A (the “Series A Preferred Stock”) with a liquidation amount of $1,000 per share, issued and outstanding. Under the terms of the Series A Preferred Stock, Regions’ ability to declare and pay dividends on or repurchase Regions’ common stock will be subject to restrictions in the event Regions fails to declare and pay (or set aside for payment) full dividends on the Series A Preferred Stock.

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

Item 6.	Exhibits

The following is a list of exhibits including items incorporated by reference

3.1	Amended and Restated Certificate of Incorporation filed as Exhibit 3.1 to Form 8-K Current Report filed by registrant on May 14, 2010, incorporated herein by reference

3.2	Certificate of Designations filed as Exhibit 3.1 to Form 8-K Current Report filed by registrant on November 18, 2008, incorporated herein by reference

3.3	By-laws as amended and restated filed as Exhibit 3.2 to Form 8-K Current Report filed by registrant on May 14, 2010, incorporated herein by reference

10.1	Securities and Exchange Commission Order dated June 22, 2011 filed as Exhibit 10.1 to Form 8-K Current Report filed by registrant on June 22, 2011, incorporated herein by reference

10.2	Financial Industry Regulatory Authority Letter of Acceptance, Waiver and Consent filed as Exhibit 10.2 to Form 8-K Current Report filed by registrant on June 22, 2011, incorporated herein by reference

10.3	Alabama Securities Commission Administrative Consent and Order filed as Exhibit 10.3 to Form 8-K Current Report filed by registrant on June 22, 2011, incorporated herein by reference

10.4	Kentucky Public Protection Cabinet, Department of Financial Institutions Administrative Consent Order, filed as Exhibit 10.4 to Form 8-K Current Report filed by registrant on June 22, 2011, incorporated herein by reference

10.5	Mississippi Secretary of State Securities and Charities Division Administrative Consent Order filed as Exhibit 10.5 to Form 8-K Current Report filed by registrant on June 22, 2011, incorporated herein by reference

10. 6	South Carolina Securities Commissioner Administrative Consent Order, filed as Exhibit 10.6 to Form 8-K Current Report filed by registrant on June 22, 2011, incorporated herein by reference

10.7	Tennessee Securities Division Consent Order filed as Exhibit 10.7 to Form 8-K Current Report filed by registrant on June 22, 2011, incorporated herein by reference

10.8	Form of Agreement with other states securities regulators filed as Exhibit 10.8 to Form 8-K Current Report filed by registrant on June 22, 2011, incorporated herein by reference

10.9	Form of Director Restricted Stock Award Agreement and Grant Notice under Regions Financial Corporation 2010 Long Term Incentive Plan

10.10	Form of Change-in-Control Agreement for executive officer Fournier J. Gale, III

10.11	Form of Change-in-Control Agreement for executive officers C. Matthew Lusco and John M. Turner, Jr.

12	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data File

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned thereunto duly authorized.

Regions Financial Corporation
DATE: August 4, 2011
/S/ HARDIE B. KIMBROUGH, JR.
Hardie B. Kimbrough, Jr. Executive Vice President and Controller (Chief Accounting Officer and Authorized Officer)