Form 10-Q
period 2011-09-30
REGIONS FINANCIAL CORP
filed 2011-11-03
CIK 1281761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

or

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

The number of shares outstanding of each of the issuer’s classes of common stock was 1,258,877,000 shares of common stock, par value $.01, outstanding as of October 25, 2011.

REGIONS FINANCIAL CORPORATION

FORM 10-Q

Forward-Looking Statements

This Quarterly Report on Form 10-Q, other periodic reports filed by Regions Financial Corporation (“Regions”) under the Securities Exchange Act of 1934, as amended, and any other written or oral statements made by or on behalf of Regions may include forward-looking statements. The Private Securities Litigation Reform Act of 1995 (the “Act”) provides a “safe harbor” for forward-looking statements which are identified as such and are accompanied by the identification of important factors that could cause actual results to differ materially from the forward-looking statements. For these statements, we, together with our subsidiaries, unless the context implies otherwise, claim the protection afforded by the safe harbor in the Act. Forward-looking statements are not based on historical information, but rather are related to future operations, strategies, financial results or other developments. Forward-looking statements are based on management’s expectations as well as certain assumptions and estimates made by, and information available to, management at the time the statements are made. Those statements are based on general assumptions and are subject to various risks, uncertainties and other factors that may cause actual results to differ materially from the views, beliefs and projections expressed in such statements. These risks, uncertainties and other factors include, but are not limited to, those described below:

•

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) became law on July 21, 2010, and a number of legislative, regulatory and tax proposals remain pending. Additionally, the U.S. Treasury and federal banking regulators continue to implement, but are also beginning to wind down, a number of programs to address capital and liquidity in the banking system. Proposed rules, including those that are part of the Basel III process, could require banking institutions to increase levels of capital. All of the foregoing may have significant effects on Regions and the financial services industry, the exact nature and extent of which cannot be determined at this time.

•

Regions’ ability to mitigate the impact of the Dodd-Frank Act on debit interchange fees through revenue enhancements and other revenue measures, which will depend on various factors, including the acceptance by customers of modified fee structures for Regions’ products and services.

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

See also the “Forward-Looking Statements” and “Risk Factors” sections of Regions’ Annual Report on Form 10-K for the year ended December 31, 2010 and the “Forward-Looking Statements” section of Regions’ Quarterly Reports on Form 10-Q for the quarters ended March 31, 2011 and June 30, 2011, as filed with the Securities and Exchange Commission.

PART I

FINANCIAL INFORMATION

Item  1. Financial Statements (Unaudited)

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30 2011	December 31 2010
	(In millions, except share and per share data)
Assets
Cash and due from banks	$2,000	$1,643
Interest-bearing deposits in other banks	6,009	4,880
Federal funds sold and securities purchased under agreements to resell	254	396
Trading account assets	1,462	1,116
Securities available for sale	24,635	23,289
Securities held to maturity	18	24
Loans held for sale (includes $647 and $1,174 measured at fair value, at September 30, 2011 and December 31, 2010, respectively)	1,012	1,485
Loans, net of unearned income	79,447	82,864
Allowance for loan losses	(2,964)	(3,185)

Net loans	76,483	79,679
Other interest-earning assets	1,081	1,219
Premises and equipment, net	2,399	2,569
Interest receivable	422	421
Goodwill	5,561	5,561
Mortgage servicing rights	182	267
Other identifiable intangible assets	478	385
Other assets	7,766	9,417

Total assets	$129,762	$132,351

Liabilities and Stockholders’ Equity
Deposits:
Non-interest-bearing	$28,296	$25,733
Interest-bearing	67,642	68,881

Total deposits	95,938	94,614
Borrowed funds:
Short-term borrowings:
Federal funds purchased and securities sold under agreements to repurchase	1,969	2,716
Other short-term borrowings	974	1,221

Total short-term borrowings	2,943	3,937
Long-term borrowings	10,140	13,190

Total borrowed funds	13,083	17,127
Other liabilities	3,478	3,876

Total liabilities	112,499	115,617
Stockholders’ equity:
Preferred stock, authorized 10 million shares
Series A, cumulative perpetual participating, par value $1.00 (liquidation preference $1,000.00) per share, net of discount; Issued—3,500,000 shares	3,409	3,380
Common stock, par value $.01 per share:
Authorized 3 billion shares
Issued including treasury stock—1,301,329,413 and 1,299,000,755 shares, respectively	13	13
Additional paid-in capital	19,059	19,050
Retained earnings (deficit)	(3,913)	(4,047)
Treasury stock, at cost—42,451,925 and 42,764,258 shares, respectively	(1,397)	(1,402)
Accumulated other comprehensive income (loss), net	92	(260)

Total stockholders’ equity	17,263	16,734

Total liabilities and stockholders’ equity	$129,762	$132,351

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
	(In millions, except per share data)
Interest income on:
Loans, including fees	$867	$919	$2,590	$2,794
Securities:
Taxable	177	214	592	680
Tax-exempt	—	—	—	1

Total securities	177	214	592	681
Loans held for sale	7	10	29	27
Trading account assets	6	8	19	29
Other interest-earning assets	7	7	20	22

Total interest income	1,064	1,158	3,250	3,553
Interest expense on:
Deposits	112	167	377	603
Short-term borrowings	1	3	6	8
Long-term borrowings	93	120	282	387

Total interest expense	206	290	665	998

Net interest income	858	868	2,585	2,555
Provision for loan losses	355	760	1,235	2,181

Net interest income after provision for loan losses	503	108	1,350	374
Non-interest income:
Service charges on deposit accounts	310	294	905	884
Brokerage, investment banking and capital markets	217	257	732	747
Mortgage income	68	66	163	196
Trust department income	49	49	150	146
Securities gains (losses), net	(1)	2	105	61
Leveraged lease termination gains (losses), net	(2)	—	(2)	19
Other	104	82	316	265

Total non-interest income	745	750	2,369	2,318
Non-interest expense:
Salaries and employee benefits	529	582	1,684	1,717
Net occupancy expense	104	110	320	340
Furniture and equipment expense	77	75	233	228
Regulatory charge	—	—	—	200
Other	356	396	1,194	1,234

Total non-interest expense	1,066	1,163	3,431	3,719

Income (loss) before income taxes	182	(305)	288	(1,027)
Income tax expense (benefit)	27	(150)	(45)	(399)

Net income (loss)	$155	$(155)	$333	$(628)

Net income (loss) available to common shareholders	$101	$(209)	$173	$(799)

Weighted-average number of shares outstanding:
Basic	1,259	1,257	1,258	1,217
Diluted	1,261	1,257	1,260	1,217
Earnings (loss) per common share:
Basic	$0.08	$(0.17)	$0.14	$(0.66)
Diluted	0.08	(0.17)	0.14	(0.66)
Cash dividends declared per common share	0.01	0.01	0.03	0.03

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Treasury Stock, At Cost	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount
			(In millions, except per share data)
BALANCE AT JANUARY 1, 2010	4	$3,602	1,193	$12	$18,781	$(3,235)	$(1,409)	$130	$17,881
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	(628)	—	—	(628)
Net change in unrealized gains and losses on securities available for sale, net of tax and reclassification adjustment*	—	—	—	—	—	—	—	144	144
Net change in unrealized gains and losses on derivative instruments, net of tax and reclassification adjustment*	—	—	—	—	—	—	—	(83)	(83)
Net change from defined benefit pension plans, net of tax*	—	—	—	—	—	—	—	17	17

Comprehensive income (loss)									(550)
Cash dividends declared—$0.03 per share	—	—	—	—	—	(36)	—	—	(36)
Preferred dividends	—	—	—	—	3	(144)	—	—	(141)
Preferred stock transactions:
Conversion of mandatorily convertible preferred stock into 63 million shares of common stock	—	(259)	63	1	258	—	—	—	—
Discount accretion	—	27	—	—	—	(27)	—	—	—
Common stock transactions:
Impact of stock transactions under compensation plans, net	—	—	—	—	5	—	4	—	9

BALANCE AT SEPTEMBER 30, 2010	4	$3,370	1,256	$13	$19,047	$(4,070)	$(1,405)	$208	$17,163

BALANCE AT JANUARY 1, 2011	4	$3,380	1,256	$13	$19,050	$(4,047)	$(1,402)	$(260)	$16,734
Comprehensive income:
Net income	—	—	—	—	—	333	—	—	333
Net change in unrealized gains and losses on securities available for sale, net of tax and reclassification adjustment*	—	—	—	—	—	—	—	242	242
Net change in unrealized gains and losses on derivative instruments, net of tax and reclassification adjustment*	—	—	—	—	—	—	—	91	91
Net change from defined benefit pension plans, net of tax*	—	—	—	—	—	—	—	19	19

Comprehensive income									685
Cash dividends declared—$0.03 per share	—	—	—	—	—	(39)	—	—	(39)
Preferred dividends	—	—	—	—	—	(131)	—	—	(131)
Preferred stock transactions:
Discount accretion	—	29	—	—	—	(29)	—	—	—
Common stock transactions:
Impact of stock transactions under compensation plans, net	—	—	3	—	9	—	5	—	14

BALANCE AT SEPTEMBER 30, 2011	4	$3,409	1,259	$13	$19,059	$(3,913)	$(1,397)	$92	$17,263

See notes to consolidated financial statements.

*	See disclosure of reclassification adjustment amount and tax effect, as applicable, in Note 6 to the consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30
	2011	2010
	(In millions)
Operating activities:
Net income (loss)	$333	$(628)
Adjustments to reconcile net cash provided by operating activities:
Provision for loan losses	1,235	2,181
Depreciation and amortization of premises and equipment	205	216
Provision for losses on other real estate, net	97	121
Net amortization of securities	144	151
Net amortization of loans and other assets	152	167
Net amortization (accretion) of deposits and borrowings	3	(4)
Net securities gains	(105)	(61)
Loss on early extinguishment of debt	—	53
Deferred income tax benefit	(57)	(216)
Originations and purchases of loans held for sale	(3,314)	(3,744)
Proceeds from sales of loans held for sale	4,602	4,167
Gain on sale of loans, net	(69)	(59)
Valuation charges on loans held for sale	8	24
Branch consolidation and property and equipment charges	77	—
(Increase) decrease in trading account assets	(346)	1,459
Decrease (increase) in other interest-earning assets	138	(309)
Increase in interest receivable	(1)	(44)
Decrease in other assets	1,931	51
Decrease in other liabilities	(379)	(244)
Other	(38)	53

Net cash from operating activities	4,616	3,334
Investing activities:
Proceeds from sales of securities available for sale	6,531	1,610
Proceeds from maturities of securities available for sale	3,630	5,617
Proceeds from maturities of securities held to maturity	7	4
Purchases of securities available for sale	(11,156)	(6,572)
Proceeds from sales of loans	1,294	966
Purchases of loans	(1,718)	—
Net decrease in loans	1,145	2,168
Net purchases of premises and equipment	(163)	(118)

Net cash from investing activities	(430)	3,675
Financing activities:
Net increase (decrease) in deposits	1,324	(3,702)
Net decrease in short-term borrowings	(994)	(7)
Proceeds from long-term borrowings	1,001	743
Payments on long-term borrowings	(4,003)	(4,990)
Cash dividends on common stock	(39)	(36)
Cash dividends on preferred stock	(131)	(141)

Net cash from financing activities	(2,842)	(8,133)

Increase (decrease) in cash and cash equivalents	1,344	(1,124)
Cash and cash equivalents at beginning of year	6,919	8,011

Cash and cash equivalents at end of period	$8,263	$6,887

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Three and Nine Months Ended September 30, 2011 and 2010

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

NOTE 2—Securities

The amortized cost, gross unrealized gains and losses, and estimated fair value of securities available for sale and securities held to maturity are as follows:

	September 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Securities available for sale:
U.S. Treasury securities	$99	$1	$—	$100
Federal agency securities	616	2	—	618
Obligations of states and political subdivisions	24	8	—	32
Mortgage-backed securities:
Residential agency	21,527	503	(3)	22,027
Residential non-agency	15	1	—	16
Commercial agency	230	7	—	237
Commercial non-agency	290	2	(2)	290
Other debt securities	468	1	(7)	462
Equity securities	856	1	(4)	853

	$24,125	$526	$(16)	$24,635

Securities held to maturity:
U.S. Treasury securities	$5	$—	$—	$5
Federal agency securities	3	—	—	3
Mortgage-backed securities:
Residential agency	10	1	—	11

	$18	$1	$—	$19

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Securities available for sale:
U.S. Treasury securities	$85	$6	$—	$91
Federal agency securities	16	—	—	16
Obligations of states and political subdivisions	23	7	—	30
Mortgage-backed securities:
Residential agency	21,735	265	(155)	21,845
Residential non-agency	20	2	—	22
Commercial agency	113	2	(3)	112
Commercial non-agency	103	—	(3)	100
Other debt securities	27	—	(2)	25
Equity securities	1,047	1	—	1,048

	$23,169	$283	$(163)	$23,289

Securities held to maturity:
U.S. Treasury securities	$5	$1	$—	$6
Federal agency securities	5	—	—	5
Mortgage-backed securities:
Residential agency	12	1	—	13
Other debt securities	2	—	—	2

	$24	$2	$—	$26

Equity securities in the tables above included the following amortized cost related to Federal Reserve Bank stock and Federal Home Loan Bank (“FHLB”) stock. Shares in the Federal Reserve Bank and FHLB are accounted for at amortized cost, which approximates fair value.

	September 30 2011	December 31 2010
	(In millions)
Federal Reserve Bank	$460	$471
Federal Home Loan Bank	282	419

Securities with carrying values of $13.6 billion and $15.4 billion at September 30, 2011 and December 31, 2010, respectively, were pledged to secure public funds, trust deposits and certain borrowing arrangements.

The amortized cost and estimated fair value of securities available for sale and securities held to maturity at September 30, 2011, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2011
	Amortized Cost	Estimated Fair Value
	(In millions)
Securities available for sale:
Due in one year or less	$71	$71
Due after one year through five years	760	761
Due after five years through ten years	305	302
Due after ten years	71	78
Mortgage-backed securities:
Residential agency	21,527	22,027
Residential non-agency	15	16
Commercial agency	230	237
Commercial non-agency	290	290
Equity securities	856	853

	$24,125	$24,635

Securities held to maturity:
Due in one year or less	$3	$3
Due after one year through five years	5	5
Due after five years through ten years	—	—
Due after ten years	—	—
Mortgage-backed securities:
Residential agency	10	11

	$18	$19

The following tables present gross unrealized losses and estimated fair value of securities available for sale at September 30, 2011 and December 31, 2010. These securities are segregated between investments that have been in a continuous unrealized loss position for less than twelve months and twelve months or more.

	Less Than Twelve Months		Twelve Months or More		Total
September 30, 2011	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In millions)
Mortgage-backed securities:
Residential agency	$1,256	$(3)	$—	$—	$1,256	$(3)
Commercial non-agency	120	(2)	—	—	120	(2)
All other securities	353	(8)	5	(3)	358	(11)

	$1,729	$(13)	$5	$(3)	$1,734	$(16)

	Less Than Twelve Months		Twelve Months or More		Total
December 31, 2010	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In millions)
Mortgage-backed securities:
Residential agency	$11,023	$(155)	$—	$—	$11,023	$(155)
Commercial agency	94	(3)	—	—	94	(3)
Commercial non-agency	100	(3)	—	—	100	(3)
All other securities	—	—	5	(2)	5	(2)

	$11,217	$(161)	$5	$(2)	$11,222	$(163)

There was no gross unrealized loss on debt securities held to maturity at either September 30, 2011 or December 31, 2010.

For the securities included in the tables above, management does not believe any individual unrealized loss, which was comprised of 229 securities and 292 securities at September 30, 2011 and December 31, 2010, respectively, represented an other-than-temporary impairment as of those dates. The Company does not intend to sell, and it is not likely that the Company will be required to sell, the securities before the recovery of their amortized cost basis, which may be at maturity.

Proceeds from sale, gross gains and gross losses on sales of securities available for sale are shown in the table below. The cost of securities sold is based on the specific identification method.

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
	(In millions)
Proceeds	$52	$149	$6,531	$1,610
Gross securities gains	—	2	105	61
Gross securities losses	(1)	—	—	—

Net securities gains (losses)	$(1)	$2	$105	$61

The following table details net gains (losses) for trading account securities:

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
	(In millions)
Total net gains (losses)	$(21)	$18	$10	$27
Unrealized portion	(35)	6	(21)	10

NOTE 3—Loans and the Allowance for Credit Losses

LOANS

The following table presents the distribution by loan segment and class of Regions’ loan portfolio, net of unearned income:

	September 30 2011	December 31 2010	September 30 2010
	(In millions, net of unearned income)
Commercial and industrial	$24,273	$22,540	$21,501
Commercial real estate mortgage—owner occupied	11,537	12,046	11,850
Commercial real estate construction—owner occupied	356	470	522

Total commercial	36,166	35,056	33,873
Commercial investor real estate mortgage	10,696	13,621	14,489
Commercial investor real estate construction	1,188	2,287	2,975

Total investor real estate	11,884	15,908	17,464
Residential first mortgage	14,083	14,898	15,723
Home equity	13,316	14,226	14,534
Indirect	1,774	1,592	1,657
Consumer credit card	1,024	—	—
Other consumer	1,200	1,184	1,169

Total consumer	31,397	31,900	33,083

	$79,447	$82,864	$84,420

In June 2011, Regions completed the purchase of approximately $1.2 billion of Regions-branded credit card accounts from FIA Card Services. The purchase included approximately $1.1 billion in consumer credit card accounts and approximately $0.1 billion in small business credit card accounts, which are included in the commercial and industrial portfolio class. During the third quarter of 2011, the allocation to the purchased credit card relationship intangibles was adjusted to approximately $170 million. Approximately $84 million was allocated to the allowance for loan losses.

During the three and nine months ended September 30, 2011, Regions purchased approximately $173 million and $509 million, respectively, in indirect loans from a third party.

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

Prior to 2011, the allowance for accruing commercial and investor real estate loans, as well as non-accrual loans in those portfolio segments below $2.5 million, was determined using categories of pools of loans with similar risk characteristics (i.e., pass, special mention, substandard accrual, and non-accrual, as defined below). These categories were utilized to develop the associated allowance for loan losses using historical losses adjusted for current economic conditions. Beginning in 2011, these pools of loans were compiled at a more granular level. A probability of default and a loss given default were statistically calculated for each pool. These parameters, in combination with other account data and assumptions, were used to calculate the estimate of incurred loss. The Company made the change to provide enhanced segmentation, process controls, transparency, governance and information technology controls. Additionally, beginning in the third quarter of 2011, for accruing impaired commercial and investor real estate loans (i.e., troubled debt restructurings, or “TDRs”, which carry an accruing risk rating) and for non-accrual commercial and investor real estate loans less than $2.5 million, Regions based the allowance for loan losses on a discounted cash flow analysis performed at the note level, where projected cash flows reflect credit losses based on statistical information derived from loans with similar risk characteristics (e.g., risk rating and product type). The changes did not have a material impact on the overall allowance for credit losses. The credit quality indicators for commercial and investor real estate loans disclosed in the tables below provide additional information regarding the underlying credit quality of Regions’ portfolio segments and classes, and the corresponding impact on the allowance for credit losses.

The components of the calculation of the allowance for credit losses related to non-accrual commercial and investor real estate loans equal to or greater than $2.5 million, unfunded commitments, and all consumer loans were calculated in 2011 in the same manner as before. For non-accrual commercial and investor real estate loans equal to or greater than $2.5 million, the allowance for loan losses is based on a specific evaluation, considering the facts and circumstances specific to each obligation.

Except for the changes to the calculation of the allowance for loan losses for commercial and investor real estate loans as described above, there were no changes to Regions’ allowance process or accounting policies related to the allowance for credit losses from those described in the Annual Report on Form 10-K for the year ended December 31, 2010.

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

ROLLFORWARD OF ALLOWANCE FOR CREDIT LOSSES

The following tables present an analysis of the allowance for credit losses by portfolio segment for the three and nine months ended September 30, 2011. The total allowance for credit losses is then disaggregated to show the amounts derived through individual evaluation and the amounts calculated through collective evaluation. The allowance for credit losses related to individually evaluated loans includes reserves for non-accrual loans and leases equal to or greater than $2.5 million. The allowance for credit losses related to collectively evaluated loans includes the remainder of the loan portfolio.

	Three Months Ended September 30, 2011
	Commercial	Investor Real Estate	Consumer	Total
		(In millions)
Allowance for loan losses, July 1, 2011	$1,127	$1,153	$840	$3,120
Provision for loan losses	41	206	108	355
Loan losses:
Charge-offs	(149)	(229)	(169)	(547)
Recoveries	13	10	13	36

Net loan losses	(136)	(219)	(156)	(511)

Allowance for loan losses, September 30, 2011	1,032	1,140	792	2,964

Reserve for unfunded credit commitments, July 1, 2011	32	28	24	84
Provision for unfunded credit commitments	3	1	(2)	2

Reserve for unfunded credit commitments, September 30, 2011	35	29	22	86

Allowance for credit losses, September 30, 2011	$1,067	$1,169	$814	$3,050

	Nine Months Ended September 30, 2011
	Commercial	Investor Real Estate	Consumer	Total
		(In millions)
Allowance for loan losses, January 1, 2011	$1,055	$1,370	$760	$3,185
Allowance allocated to purchased loans	10	—	74	84
Provision for loan losses	338	466	431	1,235
Loan losses:
Charge-offs	(407)	(716)	(515)	(1,638)
Recoveries	36	20	42	98

Net loan losses	(371)	(696)	(473)	(1,540)

Allowance for loan losses, September 30, 2011	1,032	1,140	792	2,964

Reserve for unfunded credit commitments, January 1, 2011	32	16	23	71
Provision for unfunded credit commitments	3	13	(1)	15

Reserve for unfunded credit commitments, September 30, 2011	35	29	22	86

Allowance for credit losses, September 30, 2011	$1,067	$1,169	$814	$3,050

Portion of allowance ending balance:
Individually evaluated for impairment	$124	$227	$3	$354
Collectively evaluated for impairment	943	942	811	2,696

Total allowance evaluated for impairment	$1,067	$1,169	$814	$3,050

Portion of loan portfolio ending balance:
Individually evaluated for impairment	$562	$772	$13	$1,347
Collectively evaluated for impairment	35,604	11,112	31,384	78,100

Total loans evaluated for impairment	$36,166	$11,884	$31,397	$79,447

PORTFOLIO SEGMENT RISK FACTORS

The following describe the risk characteristics relevant to each of the portfolio segments.

Commercial—The commercial loan portfolio segment includes commercial and industrial loans to commercial customers for use in normal business operations to finance working capital needs, equipment purchases or other expansion projects. Commercial also includes owner-occupied commercial real estate loans to operating businesses, which are loans for long-term financing of land and buildings, and are repaid by cash flow generated by business operations. Owner-occupied construction loans are made to commercial businesses for the development of land or construction of a building where the repayment is derived from revenues generated from the business of the borrower. Collection risk in this portfolio is driven by the creditworthiness of underlying borrowers, particularly cash flow from customers’ business operations.

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

CREDIT QUALITY INDICATORS

The following tables present credit quality indicators for the loan portfolio segments and classes, excluding loans held for sale, as of September 30, 2011, December 31, 2010 and September 30, 2010. Commercial and investor real estate loan classes are detailed by categories related to underlying credit quality and probability of default. These categories are utilized to develop the associated allowance for credit losses.

•	Pass—includes obligations where the probability of default is considered low;

•

Special Mention—includes obligations that have potential weakness which may, if not reversed or corrected, weaken the credit or inadequately protect the Company’s position at some future date. Obligations in this category may also be subject to economic or market conditions which may, in the future, have an adverse effect on debt service ability;

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

	September 30, 2011
	Pass	Special Mention	Substandard Accrual	Non-accrual	Total
	(In millions)
Commercial and industrial	$22,671	$477	$627	$498	$24,273
Commercial real estate mortgage—owner occupied	10,053	259	557	668	11,537
Commercial real estate construction—owner occupied	303	18	8	27	356

Total commercial	$33,027	$754	$1,192	$1,193	$36,166

Commercial investor real estate mortgage	7,188	1,011	1,668	829	10,696
Commercial investor real estate construction	530	132	230	296	1,188

Total investor real estate	$7,718	$1,143	$1,898	$1,125	$11,884

			Accrual	Non-accrual	Total
			(In millions)
Residential first mortgage			$13,822	$261	$14,083
Home equity			13,185	131	13,316
Indirect			1,774	—	1,774
Consumer credit card			1,024	—	1,024
Other consumer			1,200	—	1,200

Total consumer			$31,005	$392	$31,397

					$79,447

	December 31, 2010
	Pass	Special Mention	Substandard Accrual	Non-accrual	Total
	(In millions)
Commercial and industrial	$20,764	$517	$792	$467	$22,540
Commercial real estate mortgage—owner occupied	10,344	283	813	606	12,046
Commercial real estate construction—owner occupied	393	25	23	29	470

Total commercial	$31,501	$825	$1,628	$1,102	$35,056

Commerical investor real estate mortgage	8,755	1,300	2,301	1,265	13,621
Commercial investor real estate construction	904	342	589	452	2,287

Total investor real estate	$9,659	$1,642	$2,890	$1,717	$15,908

			Accrual	Non-accrual	Total
			(In millions)
Residential first mortgage			$14,613	$285	$14,898
Home equity			14,170	56	14,226
Indirect			1,592	—	1,592
Other consumer			1,184	—	1,184

Total consumer			$31,559	$341	$31,900

					$82,864

	September 30, 2010
	Pass	Special Mention	Substandard Accrual	Non-accrual	Total
	(In millions)
Commercial and industrial	$19,626	$463	$910	$502	$21,501
Commercial real estate mortgage—owner occupied	10,152	327	755	616	11,850
Commercial real estate construction—owner occupied	434	28	25	35	522

Total commercial	$30,212	$818	$1,690	$1,153	$33,873

Commercial investor real estate mortgage	9,255	1,469	2,418	1,347	14,489
Commercial investor real estate construction	1,277	377	760	561	2,975

Total investor real estate	$10,532	$1,846	$3,178	$1,908	$17,464

			Accrual	Non-accrual	Total
			(In millions)
Residential first mortgage			$15,456	$267	$15,723
Home equity			14,490	44	14,534
Indirect			1,657	—	1,657
Other consumer			1,169	—	1,169

Total consumer			$32,772	$311	$33,083

					$84,420

AGING ANALYSIS

The following tables include an aging analysis of days past due (DPD) for each portfolio class as of September 30, 2011, December 31, 2010 and September 30, 2010:

	September 30, 2011
	Accrual Loans
	30-59 DPD	60-89 DPD	90+ DPD	Total 30+ DPD	Total Accrual	Non-accrual	Total
	(In millions)
Commercial and industrial	$61	$26	$10	$97	$23,775	$498	$24,273
Commercial real estate mortgage—owner occupied	56	31	6	93	10,869	668	11,537
Commercial real estate construction—owner occupied	—	1	—	1	329	27	356

Total commercial	117	58	16	191	34,973	1,193	36,166

Commercial investor real estate mortgage	54	72	9	135	9,867	829	10,696
Commercial investor real estate construction	15	2	—	17	892	296	1,188

Total investor real estate	69	74	9	152	10,759	1,125	11,884

Residential first mortgage	168	101	291	560	13,822	261	14,083
Home equity	110	70	81	261	13,185	131	13,316
Indirect	24	6	1	31	1,774	—	1,774
Consumer credit card	9	4	11	24	1,024	—	1,024
Other consumer	20	5	3	28	1,200	—	1,200

Total consumer	331	186	387	904	31,005	392	31,397

	$517	$318	$412	$1,247	$76,737	$2,710	$79,447

	December 31, 2010
	Accrual Loans
	30-59 DPD	60-89 DPD	90+ DPD	Total 30+ DPD	Total Accrual	Non-accrual	Total
	(In millions)
Commercial and industrial	$60	$43	$9	$112	$22,073	$467	$22,540
Commercial real estate mortgage—owner occupied	47	54	6	107	11,440	606	12,046
Commercial real estate construction—owner occupied	3	—	1	4	441	29	470

Total commercial	110	97	16	223	33,954	1,102	35,056

Commercial investor real estate mortgage	120	91	5	216	12,356	1,265	13,621
Commercial investor real estate construction	30	12	1	43	1,835	452	2,287

Total investor real estate	150	103	6	259	14,191	1,717	15,908

Residential first mortgage	185	118	359	662	14,613	285	14,898
Home equity	146	78	198	422	14,170	56	14,226
Indirect	29	8	2	39	1,592	—	1,592
Other consumer	22	6	4	32	1,184	—	1,184

Total consumer	382	210	563	1,155	31,559	341	31,900

	$642	$410	$585	$1,637	$79,704	$3,160	$82,864

	September 30, 2010
	Accrual Loans
	30-59 DPD	60-89 DPD	90+ DPD	Total 30+ DPD	Total Accrual	Non-accrual	Total
	(In millions)
Commercial and industrial	$88	$41	$5	$134	$20,999	$502	$21,501
Commercial real estate mortgage—owner occupied	67	39	6	112	11,234	616	11,850
Commercial real estate construction—owner occupied	1	1	—	2	487	35	522

Total commercial	156	81	11	248	32,720	1,153	33,873

Commercial investor real estate mortgage	178	94	6	278	13,142	1,347	14,489
Commercial investor real estate construction	35	12	2	49	2,414	561	2,975

Total investor real estate	213	106	8	327	15,556	1,908	17,464

Residential first mortgage	212	117	369	698	15,456	267	15,723
Home equity	136	86	198	420	14,490	44	14,534
Indirect	27	7	2	36	1,657	—	1,657
Other consumer	22	5	5	32	1,169	—	1,169

Total consumer	397	215	574	1,186	32,772	311	33,083

	$766	$402	$593	$1,761	$81,048	$3,372	$84,420

IMPAIRED LOANS

The following tables present details related to the Company’s impaired loans as of September 30, 2011 and December 31, 2010. Loans deemed to be impaired include non-accrual commercial and investor real estate loans, excluding leasing, and all TDRs (including accruing commercial, investor real estate, and consumer TDRs). Loans which have been fully charged-off do not appear in the tables below. The related allowance represents the following components which correspond to impaired loans:

•

Individually evaluated impaired loans (non-accrual commercial and investor real estate loans equal to or greater than $2.5 million): the allowance for loan losses is based on a specific evaluation, considering the facts and circumstances specific to each obligation,

•

Accruing impaired commercial and investor real estate loans (i.e., TDRs which carry an accrual risk rating) and non-accrual loans less than $2.5 million: the allowance for loan losses is based on a discounted cash flow analysis performed at the note level, where projected cash flows reflect credit losses based on statistical information derived from loans with similar risk characteristics (e.g., risk rating and product type),

•

Consumer TDRs: the allowance for loan losses for residential first mortgage TDRs is calculated based on a discounted cash flow analysis on pools of homogeneous loans. Cash flows are projected using the restructured terms and then discounted at the original note rate. The projected cash flows assume a default rate, which is based on historical performance of residential first mortgage TDRs. For home equity TDRs, a historical loss model is used to determine the allowance for loan losses. The default rate for all types of consumer TDRs is a measure of delinquency, which is considered in both the allowance for loan loss calculation related to consumer TDRs and in the accrual status decisions of TDRs after the modification, for which it is a key determinant along with collateral valuation.

	Non-accrual Impaired Loans As of September 30, 2011
IMPAIRED LOANS ON NON-ACCRUAL STATUS			Book Value (3)
	Unpaid Principal Balance (1)	Charge-offs and Payments Applied (2)	Total Impaired Loans on Non-accrual Status	Impaired Loans on Non-accrual Status with No Related Allowance	Impaired Loans on Non-accrual Status with Related Allowance	Related Allowance for Loan Losses	Coverage % (4)
				(Dollars in millions)
Commercial and industrial	$519	$86	$433	$73	$360	$139	43.4%
Commercial real estate mortgage—owner occupied	774	106	668	44	624	190	38.2
Commercial real estate construction—owner occupied	41	14	27	2	25	8	53.0

Total commercial	1,334	206	1,128	119	1,009	337	40.7

Commercial investor real estate mortgage	999	170	829	105	724	271	44.1
Commercial investor real estate construction	407	111	296	43	253	87	48.7

Total investor real estate	1,406	281	1,125	148	977	358	45.5

Residential first mortgage	145	51	94	—	94	14	44.8
Home equity	27	10	17	—	17	2	46.5
Indirect	—	—	—	—	—	—	—
Other consumer	—	—	—	—	—	—	1.2

Total consumer	172	61	111	—	111	16	45.1

Total	$2,912	$548	$2,364	$267	$2,097	$711	43.2%

	Accruing Impaired Loans As of September 30, 2011
IMPAIRED LOANS ON ACCRUAL STATUS	Unpaid Principal Balance (1)	Charge-offs and Payments Applied (2)	Book Value (3)	Related Allowance for Loan Losses	Coverage % (4)
	(Dollars in millions)
Commercial and industrial	$293	$—	$293	$58	19.8%
Commercial real estate mortgage—owner occupied	186	2	184	26	14.9
Commercial real estate construction—owner occupied	2	1	1	—	100.5

Total commercial	481	3	478	84	18.1

Commercial investor real estate mortgage	848	2	846	168	20.0
Commercial investor real estate construction	145	—	145	84	58.2

Total investor real estate	993	2	991	252	25.6

Residential first mortgage	1,023	15	1,008	144	15.5
Home equity	420	4	416	59	14.9
Indirect	2	—	2	—	0.9
Other consumer	59	—	59	1	1.4

Total consumer	1,504	19	1,485	204	14.8

Total	$2,978	$24	$2,954	$540	18.9%

A significant majority of the accruing loans in the table above are considered impaired due to their status as a TDR. Approximately 93 percent of consumer TDRs were accruing at September 30, 2011.

	Total Impaired Loans As of September 30, 2011
TOTAL IMPAIRED LOANS			Book Value (3)					Three Months Ended September 30, 2011		Nine Months Ended September 30, 2011
	Unpaid Principal Balance (1)	Charge-offs and Payments Applied (2)	Total Impaired Loans	Impaired Loans with No Related Allowance	Impaired Loans with Related Allowance	Related Allowance for Loan Losses	Coverage % (4)	Average Balance	Interest Income Recognized (5)	Average Balance	Interest Income Recognized (5)
					(Dollars in millions)
Commercial and industrial	$812	$86	$726	$73	$653	$197	34.8%	$649	$3	$512	$3
Commercial real estate mortgage—owner occupied	960	108	852	44	808	216	33.7	813	—	736	2
Commercial real estate construction—owner occupied	43	15	28	2	26	8	54.2	30	—	31	—

Total commercial	1,815	209	1,606	119	1,487	421	34.7	1,492	3	1,279	5

Commercial investor real estate mortgage	1,847	172	1,675	105	1,570	439	33.1	1,498	7	1,366	12
Commercial investor real estate construction	552	111	441	43	398	171	51.2	460	2	466	2

Total investor real estate	2,399	283	2,116	148	1,968	610	37.3	1,958	9	1,832	14

Residential first mortgage	1,168	66	1,102	—	1,102	158	19.1	1,097	11	1,080	31
Home equity	447	14	433	—	433	61	16.8	423	5	401	15
Indirect	2	—	2	—	2	—	0.9	2	—	2	—
Other consumer	59	—	59	—	59	1	1.4	60	1	62	3

Total consumer	1,676	80	1,596	—	1,596	220	17.9	1,582	17	1,545	49

Total impaired loans	$5,890	$572	$5,318	$267	$5,051	$1,251	30.9%	$5,032	$29	$4,656	$68

(1)	Unpaid principal balance represents the contractual obligation due from the customer and includes the net book value plus charge-offs and payments applied.
(2)	Charge-offs and payments applied represents cumulative partial charge-offs taken, as well as interest payments received that have been applied against the outstanding principal balance.
(3)	Book value represents the unpaid principal balance less charge-offs and payments applied; it is shown before any allowance for loan losses.
(4)	Coverage % represents charge-offs and payments applied plus the related allowance as a percent of the unpaid principal balance.
(5)	Interest income recognized represents interest income on loans modified in a TDR, and are therefore considered impaired, which are on accruing status.

	Impaired Loans As of December 31, 2010
	Unpaid Principal Balance (1)	Charge- offs and Payments Applied (2)	Book Value (3)	Related Allowance for Loan Losses	Coverage % (4)
	(Dollars in millions)
Commercial and industrial	$545	$124	$421	$102	41.5%
Commercial real estate mortgage—owner occupied	746	96	650	167	35.3
Commercial real estate construction—owner occupied	47	16	31	10	55.3

Total commercial	1,338	236	1,102	279	38.5

Commercial investor real estate mortgage	1,693	273	1,420	319	35.0
Commercial investor real estate construction	638	150	488	154	47.6

Total investor real estate	2,331	423	1,908	473	38.4

Residential first mortgage	1,113	60	1,053	126	16.7
Home equity	378	13	365	46	15.6
Indirect	2	—	2	—	—
Other consumer	65	—	65	1	1.5

Total consumer	1,558	73	1,485	173	15.8

Total impaired loans	$5,227	$732	$4,495	$925	31.7%

(1)	Unpaid principal balance represents the contractual obligation due from the customer and includes the net book value plus charge-offs and payments applied.
(2)	Charge-offs and payments applied represents cumulative partial charge-offs taken, as well as interest payments received that have been applied against the outstanding principal balance.
(3)	Book value represents the unpaid principal balance less charge-offs and payments applied; it is shown before any allowance for loan losses.
(4)	Coverage % represents charge-offs and payments applied plus the related allowance as a percent of the unpaid principal balance.

In addition to the impaired loans detailed in the tables above, there were approximately $344 million in non-performing loans classified as held for sale at September 30, 2011, compared to $304 million at December 31, 2010. These loans are larger balance credits, primarily investor real estate, where management does not have the intent to hold the loans for the foreseeable future. The loans are carried at an amount approximating a price which will be recoverable through the loan sale market. During the three months ended September 30, 2011, approximately $206 million in non-performing loans were transferred to held for sale; this amount is net of charge-offs of $156 million recorded upon transfer. During the nine months ended September 30, 2011, approximately $570 million in non-performing loans were transferred to held for sale; this amount is net of charge-offs of $375 million recorded upon transfer. At September 30, 2011 and December 31, 2010, non-accrual loans including loans held for sale totaled $3.1 billion and $3.5 billion, respectively.

TROUBLED DEBT RESTRUCTURINGS (TDRs)

Clarified Accounting Literature

In January 2011, the FASB issued accounting guidance temporarily deferring the effective date for public-entity creditors to provide new disclosures, which were addressed in previously issued guidance regarding receivables, for TDRs. The deferred effective date coincided with the effective date for clarified guidance about what constitutes a TDR for creditors, which was issued in April 2011 by the FASB. Regions applied the clarified definition beginning with third quarter financial reporting to all loans modified after January 1, 2011 (see Note 14 to the consolidated financial statements).

For consumer loans, as described below, Regions already considered loans modified under the Customer Assistance Program (“CAP”) to be TDRs. Under the CAP, Regions may offer a short-term deferral, a term extension, an interest rate reduction, a new loan product, or a combination of these options. Because such modifications clearly are concessionary in nature, and because the customer documents a hardship in order to participate in the program, Regions concluded that these loans met the TDR definition before the clarified guidance was issued. Accordingly, the guidance did not have a material impact on TDR balances for the consumer portfolio segment.

For Regions, the focus of the evaluation of the clarified TDR definition was on workout accommodations, such as renewals and forbearances, for criticized and classified commercial and investor real estate loans. Regions’ business strategy to keep loan maturities short, particularly in the investor real estate portfolio segment, in order to maintain leverage in negotiating with customers drove the renewal activity. Regions often increases or at least maintains the same interest rate, and often receives consideration in exchange for such modifications (e.g., principal paydowns, additional collateral, or additional guarantor support). Therefore, under pre-existing accounting guidance, such modifications were not considered by Regions to be concessionary, and were not considered TDRs. However, the new clarification places more emphasis on whether the terms of the modified loan are at a market rate in order to determine if a concession has been made. Under the clarified guidance, a modification is refutably considered by Regions to be a concession if the borrower could not access similar financing at market terms, even if Regions concludes that the borrower will ultimately pay all contractual amounts owed. Therefore, the amount of accruing TDRs increased as a result of the new clarification. As noted above, the original maturities of the notes being modified are relatively short (for example 2-3 years), and the renewed term is typically comparable to the original maturity. Accordingly, Regions considers these modifications to be significant delays in payment. Therefore, extensions must be considered for the TDR determination because the renewed term is significant to the term of the original note.

As a result of the TDR designation, all loans modified in a TDR are considered to be impaired, even if they carry an accruing risk rating. Beginning in the third quarter of 2011, for accruing commercial and investor real estate TDRs (as well as for non-accrual commercial and investor real estate loans less than $2.5 million), Regions based the allowance for loan losses on a discounted cash flow analysis performed at the note level, where projected cash flows reflect credit losses based on statistical information derived from loans with similar risk characteristics (e.g., risk rating and product type). For all commercial and investor real estate non-accrual loans equal to or greater than $2.5 million, consistent with historical practice, the allowance for loan losses is based on a specific evaluation, considering the facts and circumstances specific to each obligation. Because Regions’ past practice was to base the allowance for losses for commercial and investor real estate loans on loss content based on risk rating and product type, either through specific evaluation of larger loans, or groups of smaller loans with similar risk characteristics, the adoption of the clarification and the corresponding increase in commercial and investor real estate TDRs did not materially impact the overall level of the allowance for loan losses. As noted above, the clarification did not materially impact the level of TDRs in the consumer portfolio segment, or the related allowance for loan losses.

The following table presents modified commercial and investor real estate loans which are now considered TDRs as a result of the clarified definition as of September 30, 2011, as well as the associated allowance for loan losses. These loans were modified during 2011, largely due to the renewal process discussed above. Comparative June 30, 2011 data is included for reference, and further indicates the categories where the new guidance impacted TDR identification. The allowance for loan losses associated with the TDRs newly identified under the clarification represents the end of period allowance for these loans. Because the majority of these loans already carried a criticized or classified risk rating, the inherent losses were incorporated in the calculation of the allowance for loan losses in prior periods.

	September 30, 2011
	Pass	Special Mention	Substandard Accrual	Non-accrual	Total
			(In millions)
Commercial
TDRs newly identified under policy change	$5	$52	$333	$220	$610
TDRs under previously existing policy	11	6	71	151	239
All other (not TDRs)	33,011	696	788	822	35,317

	$33,027	$754	$1,192	$1,193	$36,166

Investor real estate
TDRs newly identified under policy change	$22	$46	$751	$270	$1,089
TDRs under previously existing policy	45	9	118	204	376
All other (not TDRs)	7,651	1,088	1,029	651	10,419

	$7,718	$1,143	$1,898	$1,125	$11,884

Consumer			Accrual	Non-accrual	Total
TDRs newly identified under policy change			$6	$9	$15
TDRs under previously existing policy			1,479	102	1,581
All other (not TDRs)			29,520	281	29,801

			$31,005	$392	$31,397

					$79,447

Allowance for loan losses associated with TDRs newly identified under policy change	$1	$13	$266	$154	$434

	June 30, 2011
	Pass	Special Mention	Substandard Accrual	Non-accrual	Total
			(In millions)
Commercial
TDRs newly identified under policy change	$—	$—	$—	$—	$—
TDRs under previously existing policy	10	5	55	163	233
All other (not TDRs)	32,537	714	1,257	1,077	35,585

	$32,547	$719	$1,312	$1,240	$35,818

Investor real estate
TDRs newly identified under policy change	$—	$—	$—	$—	$—
TDRs under previously existing policy	50	21	203	199	473
All other (not TDRs)	8,753	1,335	1,878	992	12,958

	$8,803	$1,356	$2,081	$1,191	$13,431

Consumer	Accrual	Non-accrual	Total
TDRs newly identified under policy change	$—	$—	$—
TDRs under previously existing policy	1,461	97	1,558
All other (not TDRs)	30,113	256	30,369

	$31,574	$353	$31,927

			$81,176

Modification Activity: Commercial and Investor Real Estate Portfolio Segments

Regions regularly modifies commercial and investor real estate loans in order to facilitate a workout strategy. Typical modifications include workout accommodations, such as renewals and forbearances. The discussion under “Clarified Accounting Literature” above includes additional information related to the business purposes of such modifications. This discussion also includes a description of the impact of the clarification on conclusions regarding TDR designation for these modifications, as well as the impact on the allowance for loan losses.

Additionally, as another workout alternative, Regions periodically uses A/B note restructurings when the underlying assets (primarily investor real estate) have a stabilized level of cash flow. An appropriately underwritten A-note will allow for upgraded risk rating, with ultimate return to accrual status upon charge-off of the B-note, and a satisfactory period of performance of the A-note (generally, six months). Also, for smaller-dollar commercial customers, Regions may periodically grant interest rate and other term concessions, similar to those under the CAP program as described below.

Regions generally expects commercial and investor real estate TDRs to remain identified as TDRs for the remainder of the term of the loan. However, if a borrower’s financial condition improves such that the borrower is no longer in financial difficulty, and the loan is subsequently renewed, the modified loan would not be considered a TDR.

Modification Activity: Consumer Portfolio Segment

Regions continues to work to meet the individual needs of consumer borrowers to stem foreclosure through the CAP. Regions designed the program to allow for customer-tailored modifications with the goal of keeping customers in their homes and avoiding foreclosure where possible. Modification may be offered to any borrower experiencing financial hardship—regardless of the borrower’s payment status. Under the CAP, Regions may offer a short-term deferral, a term extension, an interest rate reduction, a new loan product, or a combination of these options. For loans restructured under the CAP, Regions expects to collect the original contractually due principal. The gross original contractual interest may be collectible, depending on the terms modified. The length of the CAP modifications ranges from temporary payment deferrals of three months to term extensions for the life of the loan. All such modifications are considered TDRs regardless of the term if there is a concession to a borrower experiencing financial difficulty. Modified loans are subject to policies governing accrual/non-accrual evaluation consistent with all other loans of the same product type. Consumer loans are subject to objective accrual/non-accrual decisions. Under these policies, loans subject to the CAP are charged down to estimated value on or before the month in which the loan becomes 180 days past due. Beginning in the third quarter of 2011, home equity second liens are charged down to estimated value by the end of the month in which the loan becomes 120 days past due. If a partial charge-off is necessary as a result of this evaluation, the loan is placed on non-accrual at that time. Because the program was designed to evaluate potential CAP participants as early as possible in the life cycle of the troubled loan, many of the modifications are finalized with the loans having never been placed on non-accrual. Accordingly, given the positive impact of the restructuring on the likelihood of recovery of cash flows due under the modified terms, accrual status continues to be appropriate for these loans. None of the modified consumer loans listed in the following TDR disclosures were collateral-dependent at the time of modification. At September 30, 2011, approximately $137 million in residential first mortgage TDRs and approximately $10 million in home equity TDRs were in excess of 180 days past due and are considered collateral-dependent.

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

Modifications Considered TDRs and Financial Impact

As the majority of Regions’ 2011 TDRs are the result of renewals where the only concession is that the interest rate at renewal is not considered to be a market rate, the financial impact of the modifications is best illustrated by the change in the allowance calculation as a result of the loans being considered impaired due to their status as a TDR.

The following tables present loans by class modified in a TDR, and the financial impact of those modifications, for the periods presented. In addition to loans modified during each period presented, both tables include loans newly reported as TDRs in the third quarter of 2011 due to the new accounting literature discussed above.

	Three Months Ended September 30, 2011		Financial Impact of Modifications Considered TDRs
	Number of Obligors	Recorded Investment	Increase in Allowance at Modification
	(In millions)
Commercial and industrial	369	$461	$2
Commercial real estate mortgage—owner occupied	201	220	4
Commercial real estate construction—owner occupied	7	7	—

Total commercial	577	688	6

Commercial investor real estate mortgage	368	943	7
Commercial investor real estate construction	177	231	1

Total investor real estate	545	1,174	8

Residential first mortgage	352	82	10
Home equity	534	43	5
Indirect and other consumer	232	4	—

Total consumer	1,118	129	15

	2,240	$1,991	$29

	Nine Months Ended September 30, 2011		Financial Impact of Modifications Considered TDRs
	Number of Obligors	Recorded Investment	Increase in Allowance at Modification
	(In millions)
Commercial and industrial	423	$501	$2
Commercial real estate mortgage—owner occupied	266	263	6
Commercial real estate construction—owner occupied	12	9	—

Total commercial	701	773	8

Commercial investor real estate mortgage	444	1,046	8
Commercial investor real estate construction	202	262	2

Total investor real estate	646	1,308	10

Residential first mortgage	1,186	264	33
Home equity	1,698	121	13
Indirect and other consumer	778	11	—

Total consumer	3,662	396	46

	5,009	$2,477	$64

The consumer modifications granted by Regions generally do not include forgiveness of principal. The majority of the commercial and investor real estate modifications are renewals where there is no reduction in interest rate or forgiveness of principal. Accordingly, Regions most often does not record a charge-off at the modification date. A limited number of modifications included above are A/B note restructurings, where the B-note is charged off. The total charge-offs recorded for all modifications for the nine months ended September 30, 2011 were less than $10 million.

Defaulted TDRs

The following tables present TDRs which defaulted during the applicable period, and which were modified in the previous twelve months (i.e., the twelve months prior to the default). For purposes of this disclosure, default is defined as 90 days past due and still accruing for the consumer portfolio segment, and placement on non-accrual status for the commercial and investor real estate portfolio segments. Consideration of defaults in the calculation of the allowance for loan losses is described previously in the description of modifications in each portfolio segment.

	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
	(In millions)
Defaulted During the Period, Where Modified in a TDR Twelve Months Prior to Default
Commercial and industrial	$20	$21
Commercial real estate mortgage—owner occupied	11	22
Commercial real estate construction—owner occupied	—	1

Total commercial	31	44
Commercial investor real estate mortgage	44	46
Commercial investor real estate construction	4	5

Total investor real estate	48	51
Residential first mortgage	27	38
Home equity	7	10

Total consumer	34	48

	$113	$143

Commercial and investor real estate loans which were on non-accrual status at the time of the latest modification are not included in the default table above, as they are already considered to be in default at the time of the restructuring.

At September 30, 2011, Regions had restructured binding unfunded commitments totaling $168 million where a concession was granted and the borrower was in financial difficulty.

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

The tables below present an analysis of mortgage servicing rights for the three and nine months ended September 30, 2011 and 2010, under the fair value measurement method:

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
	(In millions)
Carrying value, beginning of period	$268	$220	$267	$247
Additions	13	23	48	53
Increase (decrease) in fair value:
Due to change in valuation inputs or assumptions	(93)	(31)	(116)	(77)
Other changes (1)	(6)	(8)	(17)	(19)

Carrying value, end of period	$182	$204	$182	$204

(1)	Represents economic amortization associated with borrower repayments.

Data and assumptions used in the fair value calculation related to mortgage servicing rights (excluding related derivative instruments) as of September 30, 2011 and 2010 are as follows:

	September 30
	2011	2010
	(Dollars in millions)
Unpaid principal balance	$26,426	$24,378
Weighted-average prepayment speed (CPR; percentage)	26.6%	21.6%
Estimated impact on fair value of a 10% increase	$(16)	$(16)
Estimated impact on fair value of a 20% increase	$(30)	$(31)
Option-adjusted spread (basis points)	448	529
Estimated impact on fair value of a 10% increase	$(2)	$(4)
Estimated impact on fair value of a 20% increase	$(5)	$(7)
Weighted-average coupon interest rate	5.29%	5.63%
Weighted-average remaining maturity (months)	282	290
Weighted-average servicing fee (basis points)	28.7	29.0

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

Regions uses various derivative instruments and/or trading securities to mitigate the effect of changes in the fair value of its mortgage servicing rights in the statements of operations. The table below presents the impact on the statements of operations associated with changes in mortgage servicing rights and related derivative and/or trading securities for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
		(In millions)
Net interest income	$—	$—	$—	$3
Brokerage, investment banking and capital markets income	—	—	—	4
Mortgage income	—	2	(13)	30

Total	$—	$2	$(13)	$37

The following table presents servicing-related fees, which includes contractually specified servicing fees, late fees and other ancillary income resulting from the servicing of mortgage loans for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
	(In millions)
Servicing related fees and other ancillary income	$21	$20	$63	$60

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

Regions maintains a repurchase liability related to mortgage loans sold with representations and warranty provisions. This repurchase liability reflects management’s estimate of losses based on historical repurchase and loss trends, as well as other factors that may result in anticipated losses different from historical loss trends. The table below presents an analysis of Regions’ repurchase liability, related to mortgage loans sold with representations and warranty provisions, for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
		(In millions)
Balance, beginning of period	$32	$30	$32	$29
Additions/(Reductions), net	4	6	17	15
Losses	(4)	(4)	(17)	(12)

Balance, end of period	$32	$32	$32	$32

During 2011, settled repurchase claims were related to one of the following alleged breaches: 1) underwriting guideline violations; 2) misrepresentation of income, assets or employment; or 3) property valuation not supported. These claims stem primarily from the 2006—2008 vintages.

NOTE 5—Goodwill

Goodwill allocated to each reportable segment is presented as follows:

	September 30 2011	December 31 2010
	(In millions)
Banking/Treasury	$4,691	$4,691
Investment Banking/Brokerage/Trust	745	745
Insurance	125	125

	$5,561	$5,561

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

During the third quarter of 2011, Regions assessed the indicators of goodwill impairment as of August 31, 2011, and through the date of the filing of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2011. The indicators assessed included:

•	Recent operating performance,

•	Changes in market capitalization,

•	Regulatory actions and assessments,

•	Changes in the business climate (including legislation, legal factors and competition),

•	Company-specific factors (including changes in key personnel, asset impairments, and business dispositions), and

•	Trends in the banking industry.

Based on the assessment of the indicators above, quantitative testing of goodwill was required for all of Regions’ reporting units for the September 30, 2011 interim period.

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

Regions uses the public company method and the transaction method as the two market approaches. The public company method applies a value multiplier derived from each reporting unit’s peer group to a financial metric of the reporting unit (e.g. last twelve months of earnings before interest, taxes and deprecation, tangible book value, etc.) and an implied control premium to the respective reporting unit. The control premium is evaluated and compared to similar financial services transactions considering the absolute and relative potential revenue synergies and cost saves. The transaction method applies a value multiplier to a financial metric of the reporting unit based on comparable observed purchase transactions in the financial services industry for the reporting unit (where available).

Regions uses the output from these approaches to determine the estimated fair value of each reporting unit. Listed below are tables of assumptions used in estimating the fair value of each reporting unit for the September 30, 2011 interim period and the December 31, 2010 annual test. The tables include the discount rate used in the income approach, the market multiplier used in the market approaches, and the public company method control premium applied to all reporting units.

As of Third Quarter 2011	Banking/ Treasury		Investment Banking/ Brokerage/Trust		Insurance
Discount rate used in income approach	15%		13%		11%
Public company method market multiplier (1)	0.7	x	1.6	x	15.3	x
Transaction method market multiplier (2)	1.0	x	2.1	x	n/a

(1)

For the Banking/Treasury and Investment Banking/Brokerage/Trust reporting units, these multipliers are applied to tangible book value. For the Insurance reporting unit, this multiplier is applied to the last twelve months of net income. In addition to the multipliers, a 60 percent control premium is assumed for the Banking/Treasury reporting unit and a 30 percent control premium is assumed for the Investment Banking/Brokerage/Trust and Insurance reporting units.

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

During the third quarter of 2011, Regions experienced a significant decline in market capitalization relative to the second quarter of 2011. The large-cap banking sector also experienced a decline in market capitalization albeit not as significant as that of Regions. This resulted in price-to-tangible book values declining and resulted in an overall value conclusion for the Banking/Treasury reporting unit that would be indicative of a distressed sale in the public company method. Accordingly, Regions increased the control premium utilized in that method from 30 percent to 60 percent.

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

	3rd Quarter 2011	2nd Quarter 2011	1st Quarter 2011	4th Quarter 2010	3rd Quarter 2010
Discount Rate	15%	15%	15%	15%	16%

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

Specific factors as of the date of filing the financial statements that could negatively impact the assumptions used in assessing goodwill for impairment include: disparities in the level of fair value changes in net assets compared to equity; adverse business trends resulting from litigation and/or regulatory actions; higher loan losses; lengthened forecasts of higher unemployment relative to pre-crisis levels beyond 2013; future increased minimum regulatory capital requirements above current thresholds (refer to Note 13 “Regulatory Capital Requirements and Restrictions” to the 2010 consolidated financial statements filed on Form 10-K for the year ended December 31, 2010 for a discussion of current minimum regulatory requirements); future federal rules and regulations resulting from the Dodd-Frank Act; and/or a protraction in the current low level of interest rates beyond 2013.

The Step One analyses performed for the Investment Banking/Brokerage/Trust and Insurance reporting units during the third quarter of 2011 indicated that their estimated fair values exceeded their carrying values (including goodwill). Therefore, a Step Two analysis was not required for these reporting units.

The Step One analysis performed for the Banking/Treasury reporting unit during the third quarter of 2011 indicated that the carrying value (including goodwill) of the reporting unit exceeded its estimated fair value. Therefore, Step Two was performed for the Banking/Treasury reporting unit. For purposes of performing Step Two of the goodwill impairment test, Regions compared the implied estimated fair value of the Banking/Treasury reporting unit goodwill with the carrying amount of that goodwill. In order to determine the implied estimated fair value, a full purchase price allocation was performed in the same manner as if a business combination had occurred. As part of the Step Two analysis, Regions estimated the fair value of all of the assets and liabilities of the reporting unit, including unrecognized assets and liabilities. The fair values of certain material financial assets and liabilities and the valuation methodologies are discussed in Note 11 “Fair Value Measurements.” Based on the results of the Step Two analysis performed, Regions concluded the Banking/Treasury reporting unit’s goodwill was not impaired for the September 30, 2011 interim period.

NOTE 6—Stockholders’ Equity and Comprehensive Income (Loss)

On November 14, 2008, Regions completed the sale of 3.5 million shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A, to the U.S. Treasury as part of the Capital Purchase Program (“CPP”). Regions will pay the U.S. Treasury on a quarterly basis a 5 percent dividend, or $175 million annually, for each of the first five years of the investment, and 9 percent thereafter unless Regions redeems the shares. As part of its purchase of the preferred securities, the U.S. Treasury also received a warrant to purchase 48.3 million shares of Regions’ common stock at an exercise price of $10.88 per share, subject to anti-dilution and other adjustments. Regions received $3.5 billion from issuance of the Series A preferred shares and the warrant. The fair value allocation of the $3.5 billion between the preferred shares and the warrant resulted in $3.304 billion allocated to the preferred shares and $196 million allocated to the warrant. Accrued dividends on the preferred shares reduced retained earnings by $131 million during the first nine months of both 2011 and 2010. The unamortized discount on the preferred shares was $91 million at September 30, 2011 and $120 million at December 31, 2010. Discount accretion on the preferred shares reduced retained earnings by $29 million and $27 million during the first nine months of 2011 and 2010, respectively. Both the preferred securities and the warrant are accounted for as components of Regions’ regulatory Tier 1 capital.

On May 20, 2009, the Company issued 287,500 shares of mandatorily convertible preferred stock, Series B (“Series B shares”), generating net proceeds of approximately $278 million. By June 2010, all Series B shares had been converted to common shares as allowed by their terms. Accrued dividends on the Series B shares reduced retained earnings by $12 million for the first nine months of 2010.

At September 30, 2011, Regions had 23.1 million common shares available for repurchase through open market transactions under an existing share repurchase authorization. There were no treasury stock purchases through open market transactions during the first nine months of 2011 or 2010. The Company’s ability to repurchase its common stock is limited by the terms of the CPP mentioned above.

The Board of Directors declared a $0.01 cash dividend for the third quarter of both 2011 and 2010. Regions does not expect to increase its quarterly dividend above $0.01 for the foreseeable future.

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

The following disclosure reflects the components of comprehensive income (loss) and any associated reclassification amounts:

	Three Months Ended September 30, 2011
	Before Tax	Tax Effect	Net of Tax
	(In millions)
Net income	$182	$(27)	$155
Net unrealized holding gains and losses on securities available for sale arising during the period	270	(104)	166
Less: reclassification adjustments for net securities gains (losses) realized in net income	(1)	—	(1)

Net change in unrealized gains and losses on securities available for sale	271	(104)	167
Net unrealized holding gains and losses on derivatives arising during the period	198	(74)	124
Less: reclassification adjustments for net gains realized in net income	46	(17)	29

Net change in unrealized gains and losses on derivative instruments	152	(57)	95

Net actuarial gains and losses arising during the period	24	(9)	15
Less: amortization of actuarial loss and prior service credit realized in net income	12	(4)	8

Net change from defined benefit plans	12	(5)	7

Comprehensive income	$617	$(193)	$424

	Three Months Ended September 30, 2010
	Before Tax	Tax Effect	Net of Tax
	(In millions)
Net income (loss)	$(305)	$150	$(155)
Net unrealized holding gains and losses on securities available for sale arising during the period	(144)	56	(88)
Less: reclassification adjustments for net securities gains realized in net income (loss)	2	—	2

Net change in unrealized gains and losses on securities available for sale	(146)	56	(90)
Net unrealized holding gains and losses on derivatives arising during the period	34	(13)	21
Less: reclassification adjustments for net gains realized in net income (loss)	60	(23)	37

Net change in unrealized gains and losses on derivative instruments	(26)	10	(16)

Net actuarial gains and losses arising during the period	23	(8)	15
Less: amortization of actuarial loss and prior service credit realized in net income (loss)	11	(4)	7

Net change from defined benefit plans	12	(4)	8

Comprehensive income (loss)	$(465)	$212	$(253)

	Nine Months Ended September 30, 2011
	Before Tax	Tax Effect	Net of Tax
	(In millions)
Net income	$288	$45	$333
Net unrealized holding gains and losses on securities available for sale arising during the period	495	(185)	310
Less: reclassification adjustments for net securities gains realized in net income	105	(37)	68

Net change in unrealized gains and losses on securities available for sale	390	(148)	242
Net unrealized holding gains and losses on derivatives arising during the period	289	(109)	180
Less: reclassification adjustments for net gains realized in net income	143	(54)	89

Net change in unrealized gains and losses on derivative instruments	146	(55)	91

Net actuarial gains and losses arising during the period	66	(25)	41
Less: amortization of actuarial loss and prior service credit realized in net income	34	(12)	22

Net change from defined benefit plans	32	(13)	19

Comprehensive income	$856	$(171)	$685

	Nine Months Ended September 30, 2010
	Before Tax	Tax Effect	Net of Tax
	(In millions)
Net income (loss)	$(1,027)	$399	$(628)
Net unrealized holding gains and losses on securities available for sale arising during the period	293	(109)	184
Less: reclassification adjustments for net securities gains realized in net income (loss)	61	(21)	40

Net change in unrealized gains and losses on securities available for sale	232	(88)	144
Net unrealized holding gains and losses on derivatives arising during the period	52	(20)	32
Less: reclassification adjustments for net gains realized in net income (loss)	186	(71)	115

Net change in unrealized gains and losses on derivative instruments	(134)	51	(83)

Net actuarial gains and losses arising during the period	62	(24)	38
Less: amortization of actuarial loss and prior service credit realized in net income (loss)	33	(12)	21

Net change from defined benefit plans	29	(12)	17

Comprehensive income (loss)	$(900)	$350	$(550)

NOTE 7—Earnings (Loss) per Common Share

The following table sets forth the computation of basic earnings (loss) per common share and diluted earnings (loss) per common share:

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
	(In millions, except per share amounts)
Numerator:
Net income (loss)	$155	$(155)	$333	$(628)
Preferred stock dividends and accretion	(54)	(54)	(160)	(171)

Net income (loss) available to common shareholders	$101	$(209)	$173	$(799)

Denominator:
Weighted-average common shares outstanding—basic	1,259	1,257	1,258	1,217
Potential common shares	2	—	2	—

Weighted-average common shares outstanding—diluted	1,261	1,257	1,260	1,217

Earnings (loss) per common share (1):
Basic	$0.08	$(0.17)	$0.14	$(0.66)
Diluted	0.08	(0.17)	0.14	(0.66)

(1)	Certain per share amounts may not appear to reconcile due to rounding.

The effect from the assumed exercise of 46 million and 43 million stock options for the three months and nine months ended September 30, 2011, respectively, was not included in the above computations of diluted earnings per common share because such amounts would have had an antidilutive effect on earnings per common share.

Basic and diluted weighted-average common shares outstanding are the same for the three and nine months ended September 30, 2010 due to the net loss.

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

On May 13, 2010, the shareholders of the Company approved the Regions Financial Corporation 2010 Long-Term Incentive Plan (“2010 LTIP”), which permits the Company to grant to employees and directors various forms of incentive compensation. These forms of incentive compensation are similar to the types of compensation approved in prior plans. The 2010 LTIP authorizes 100 million common share equivalents available for grant, where grants of options count as one share equivalent and grants of full value awards (e.g., shares of restricted stock and restricted stock units) count as 2.25 share equivalents. Unless otherwise determined by the Compensation Committee of the Board of Directors, grants of restricted stock and restricted stock units accrue dividends as they are declared by the Board of Directors, and the dividends are paid upon vesting of the award. The 2010 LTIP closed all prior long-term incentive plans to new grants, and, accordingly, prospective grants must be made under the 2010 LTIP or a successor plan. All existing grants under prior long-term incentive plans were unaffected by this amendment. The number of remaining share equivalents available for future issuance under the 2010 LTIP was approximately 84 million at September 30, 2011.

STOCK OPTIONS

During the first nine months of 2011, Regions made stock option grants that vest based upon a service condition. The fair value of these stock options was estimated on the date of the grant using a Black-Scholes option pricing model and related assumptions. The stock options vest ratably over a 3-year term.

The following table summarizes the weighted-average assumptions used and the estimated fair values related to stock options granted:

	Nine Months Ended September 30
	2011		2010
Expected option life	5.8	yrs.	5.8	yrs.
Expected volatility	75.5%		74.0%
Expected dividend yield	2.3%		2.2%
Risk-free interest rate	2.0%		2.2%
Fair value	$3.66		$3.86

The following table details the activity related to stock options:

	Nine Months Ended September 30
	2011		2010
	Number of Options	Wtd. Avg. Exercise Price	Number of Options	Wtd. Avg. Exercise Price
Outstanding at beginning of period	54,999,626	$24.41	52,968,560	$26.34
Granted	1,451,200	6.59	7,173,667	7.00
Exercised	(18,442)	3.29	(137,736)	3.29
Canceled/Forfeited	(7,368,266)	23.59	(3,610,699)	20.07

Outstanding at end of period	49,064,118	$23.97	56,393,792	$24.34

Exercisable at end of period	42,654,135	$26.59	45,537,603	$27.85

RESTRICTED STOCK AWARDS

During the first nine months of 2011 and 2010, Regions made restricted share grants that vest based upon a service condition. Dividend payments during the vesting period are deferred to the end of the vesting term. The fair value of these restricted shares was estimated based upon the fair value of the underlying shares on the date of the grant. The valuation was not adjusted for the deferral of dividends.

The following table details the activity related to restricted share awards and units:

	Nine Months Ended September 30
	2011		2010
	Number of Shares	Wtd. Avg. Grant Date Fair Value	Number of Shares	Wtd. Avg. Grant Date Fair Value
Non-vested at beginning of period	4,930,444	$12.13	5,964,594	$17.15
Granted	2,696,349	6.67	1,151,968	6.96
Vested	(1,179,250)	23.65	(873,383)	34.35
Forfeited	(144,744)	13.13	(1,049,924)	16.57

Non-vested at end of period	6,302,799	$7.62	5,193,255	$12.39

NOTE 9—Pension and Other Postretirement Benefits

Net periodic pension and other postretirement benefits cost included the following components:

	For The Three Months Ended September 30
	Pension		Other Postretirement Benefits
	2011	2010	2011	2010
	(In millions)
Service cost	$8	$8	$—	$—
Interest cost	23	23	1	—
Expected return on plan assets	(30)	(28)	—	—
Amortization of prior service cost (credit)	—	—	(1)	—
Amortization of actuarial loss	11	12	—	—

	$12	$15	$—	$—

	For The Nine Months Ended September 30
	Pension		Other Postretirement Benefits
	2011	2010	2011	2010
	(In millions)
Service cost	$27	$27	$—	$—
Interest cost	69	69	2	2
Expected return on plan assets	(91)	(78)	—	—
Amortization of prior service cost (credit)	1	1	(1)	(1)
Amortization of actuarial loss	34	33	—	—

	$40	$52	$1	$1

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

The following tables present the notional and fair value of derivative instruments on a gross basis:

September 30, 2011
	Notional Value	Asset Derivatives		Liability Derivatives
		Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In millions)
Derivatives in fair value hedging relationships:
Interest rate swaps	$6,699	Other assets	$184	Other liabilities	$—
Derivatives in cash flow hedging relationships:
Interest rate swaps	12,250	Other assets	197	Other liabilities	2

Total derivatives designated as hedging instruments	$18,949		$381		$2

Derivatives not designated as hedging instruments:
Interest rate swaps	$55,995	Other assets	$2,285	Other liabilities	$2,301
Interest rate options	4,029	Other assets	47	Other liabilities	27
Interest rate futures and forward commitments	76,952	Other assets	10	Other liabilities	26
Other contracts	1,330	Other assets	43	Other liabilities	38

Total derivatives not designated as hedging instruments	$138,306		$2,385		$2,392

Total derivatives	$157,255		$2,766		$2,394

December 31, 2010
	Notional Value	Asset Derivatives		Liability Derivatives
		Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In millions)
Derivatives in fair value hedging relationships:
Interest rate swaps	$9,230	Other assets	$226	Other liabilities	$—
Derivatives in cash flow hedging relationships:
Interest rate swaps	15,680	Other assets	43	Other liabilities	127
Interest rate options	2,000	Other assets	5	Other liabilities	—

Total	17,680		48		127

Total derivatives designated as hedging instruments	$26,910		$274		$127

Derivatives not designated as hedging instruments:
Interest rate swaps	$51,238	Other assets	$1,778	Other liabilities	$1,823
Interest rate options	3,883	Other assets	40	Other liabilities	29
Interest rate futures and forward commitments	34,965	Other assets	35	Other liabilities	10
Other contracts	1,331	Other assets	21	Other liabilities	19

Total derivatives not designated as hedging instruments	$91,417		$1,874		$1,881

Total derivatives	$118,327		$2,148		$2,008

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

Regions enters into interest rate swap agreements to manage interest rate exposure on the Company’s fixed-rate borrowings, which includes long-term debt and certificates of deposit. These agreements involve the receipt of fixed-rate amounts in exchange for floating-rate interest payments over the life of the agreements. Regions also enters into forward sale commitments to hedge changes in the fair value of available-for-sale securities.

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

Regions issues long-term fixed-rate debt for various funding needs. Regions enters into receive LIBOR/pay fixed forward starting swaps to hedge risks of changes in the projected quarterly interest payments attributable to changes in the benchmark interest rate (LIBOR) during the time leading up to the probable issuance date of the new long term fixed-rate debt.

Regions enters into interest rate option contracts to protect cash flows through the maturity date of the hedging instrument on designated one-month LIBOR floating-rate loans from adverse extreme market interest rate changes. Regions purchases Eurodollar futures to hedge the variability in future cash flows based on forecasted resets of one-month LIBOR-based floating rate loans due to changes in the benchmark interest rate. Regions realized an after-tax expense of $41 million and an after-tax benefit of $47 million in accumulated other comprehensive income at September 30, 2011 and 2010, respectively, related to terminated cash flow hedges of loan and debt instruments which will be amortized into earnings in conjunction with the recognition of interest payments through 2017. Regions recognized pre-tax income of $16 million and $12 million during the three months ended September 30, 2011 and 2010, respectively, and $41 million and $25 million during the nine months ended September 30, 2011 and 2010, respectively, related to the amortization of cash flow hedges of loan and debt instruments.

Regions expects to reclassify out of other comprehensive income and into earnings approximately $64 million in pre-tax income due to the receipt or payment of interest payments on all cash flow hedges within the next twelve months. Included in this amount is $5 million in pre-tax net losses related to the amortization of discontinued cash flow hedges. The maximum length of time over which Regions is hedging its exposure to the variability in future cash flows for forecasted transactions is approximately six years as of September 30, 2011.

The following tables present the effect of derivative instruments on the statements of operations for the periods indicated:

Three Months Ended September 30, 2011

Derivatives in Fair Value Hedging Relationships	Location of Gain(Loss) Recognized in Income on Derivatives	Amount of Gain(Loss) Recognized in Income on Derivatives	Hedged Items in Fair Value Hedge Relationships	Location of Gain(Loss) Recognized in Income on Related Hedged Item	Amount of Gain(Loss) Recognized in Income on Related Hedged Item
(In millions)
Interest rate swaps	Other non-interest expense	$(2)	Debt/CDs	Other non-interest expense	$11
Interest rate swaps	Interest expense	42	Debt	Interest expense	4
Forward commitments	Other non-interest expense	—	Securities available for sale	Other non-interest expense	—

Total		$40			$15

Derivatives in Cash Flow Hedging Relationships	Amount of Gain(Loss) Recognized in Accumulated OCI on Derivatives (Effective Portion) (1)	Location of Gain(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain(Loss) Reclassified from Accumulated OCI into Income (Effective Portion) (2)	Location of Gain(Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain(Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing) (2)
(In millions)
Interest rate swaps	$92	Interest income on loans	$49	Other non-interest expense	$(1)
Forward starting swaps	3	Interest expense on debt	(4)	Other non-interest expense	—
Interest rate options	—	Interest income on loans	—	Interest income on loans	—
Eurodollar futures	—	Interest income on loans	—	Other non-interest expense	—

Total	$95		$45		$(1)

(1)	After-tax
(2)	Pre-tax

Three Months Ended September 30, 2010

Derivatives in Fair Value Hedging Relationships	Location of Gain(Loss) Recognized in Income on Derivatives	Amount of Gain(Loss) Recognized in Income on Derivatives	Hedged Items in Fair Value Hedge Relationships	Location of Gain(Loss) Recognized in Income on Related Hedged Item	Amount of Gain(Loss) Recognized in Income on Related Hedged Item
(In millions)
Interest rate swaps	Other non-interest expense	$38	Debt/CDs	Other non-interest expense	$(31)
Interest rate swaps	Interest expense	63	Debt	Interest expense	4

Total		$101			$(27)

Derivatives in Cash Flow Hedging Relationships	Amount of Gain(Loss) Recognized in Accumulated OCI on Derivatives (Effective Portion) (1)	Location of Gain(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain(Loss) Reclassified from Accumulated OCI into Income (Effective Portion) (2)	Location of Gain(Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain(Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing) (2)
(In millions)
Interest rate swaps	$8	Interest income on loans	$40	Other non-interest expense	$1
Interest rate swaps	(14)	Interest expense on debt	—	Other non-interest expense	—
Interest rate options	(5)	Interest income on loans	11	Interest income on loans	—
Eurodollar futures	(5)	Interest income on loans	9	Other non-interest expense	—

Total	$(16)		$60		$1

(1)	After-tax
(2)	Pre-tax

Nine Months Ended September 30, 2011

Derivatives in Fair Value Hedging Relationships	Location of Gain(Loss) Recognized in Income on Derivatives	Amount of Gain(Loss) Recognized in Income on Derivatives	Hedged Items in Fair Value Hedge Relationships	Location of Gain(Loss) Recognized in Income on Related Hedged Item	Amount of Gain(Loss) Recognized in Income on Related Hedged Item
(In millions)
Interest rate swaps	Other non-interest expense	$(42)	Debt/CDs	Other non-interest expense	$55
Interest rate swaps	Interest expense	136	Debt	Interest expense	12
Forward commitments	Other non-interest expense	(35)	Securities available for sale	Other non-interest expense	35

Total		$59			$102

Derivatives in Cash Flow Hedging Relationships	Amount of Gain(Loss) Recognized in Accumulated OCI on Derivatives (Effective Portion) (1)	Location of Gain(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain(Loss) Reclassified from Accumulated OCI into Income (Effective Portion) (2)	Location of Gain(Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain(Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing) (2)
(In millions)
Interest rate swaps	$92	Interest income on loans	$147	Other non-interest expense	$—
Forward starting swaps	—	Interest expense on debt	(7)	Other non-interest expense	(1)
Interest rate options	(2)	Interest income on loans	4	Interest income on loans	—
Eurodollar futures	1	Interest income on loans	(2)	Other non-interest expense	—

Total	$91		$142		$(1)

(1)	After-tax
(2)	Pre-tax

Nine Months Ended September 30, 2010

Derivatives in Fair Value Hedging Relationships	Location of Gain(Loss) Recognized in Income on Derivatives	Amount of Gain(Loss) Recognized in Income on Derivatives	Hedged Items in Fair Value Hedge Relationships	Location of Gain(Loss) Recognized in Income on Related Hedged Item	Amount of Gain(Loss) Recognized in Income on Related Hedged Item
(In millions)
Interest rate swaps	Other non-interest expense	$140	Debt/CDs	Other non-interest expense	$(145)
Interest rate swaps	Interest expense	184	Debt	Interest expense	6

Total		$324			$(139)

Derivatives in Cash Flow Hedging Relationships	Amount of Gain(Loss) Recognized in Accumulated OCI on Derivatives (Effective Portion) (1)	Location of Gain(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain(Loss) Reclassified from Accumulated OCI into Income (Effective Portion) (2)	Location of Gain(Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain(Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing) (2)
(In millions)
Interest rate swaps	$(22)	Interest income on loans	$131	Other non-interest expense	$3
Interest rate swaps	(42)	Interest expense on debt	—	Other non-interest expense	—
Interest rate options	(15)	Interest income on loans	33	Interest income on loans	—
Eurodollar futures	(4)	Interest income on loans	20	Other non-interest expense	(7)

Total	$(83)		$184		$(4)

(1)	After-tax
(2)	Pre-tax

DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS

The Company maintains a derivatives trading portfolio of interest rate swaps, option contracts, and futures and forward commitments used to meet the needs of its customers. The portfolio is used to generate trading profit and to help clients manage market risk. The Company is subject to the credit risk that a counterparty will fail to perform. The Company is also subject to market risk, which is evaluated by the Company and monitored by the asset/liability management process. Separate derivative contracts are entered into to reduce overall market exposure to pre-defined limits. The contracts in this portfolio do not qualify for hedge accounting and are marked-to-market through earnings and included in other assets and other liabilities.

In the normal course of business, Morgan Keegan enters into underwriting and forward and future commitments on U.S. Government and municipal securities. As of September 30, 2011 and 2010, the total notional amount related to forward and future commitments was approximately $1.5 billion and $535 million, respectively. The brokerage subsidiary typically settles its position by entering into equal but opposite contracts and, as such, the contract amounts do not necessarily represent future cash requirements. Settlement of the transactions relating to such commitments is not expected to have a material effect on the subsidiary’s financial position. Transactions involving future settlement give rise to market risk, which represents the potential loss that can be caused by a change in the market value of a particular financial instrument. The exposure to market risk is determined by a number of factors, including size, composition and diversification of positions held, the absolute and relative levels of interest rates, and market volatility.

Regions enters into interest rate lock commitments, which are commitments to originate mortgage loans whereby the interest rate on the loan is determined prior to funding and the customers have locked into that interest rate. At September 30, 2011 and 2010, Regions had $887 million and $1.2 billion, respectively, in total notional amount of interest rate lock commitments. Regions manages market risk on interest rate lock commitments and mortgage loans held for sale with corresponding forward sale commitments, which are recorded at fair value with changes in fair value recorded in mortgage income. As of September 30, 2011 and 2010, Regions had $1.3 billion and $2.1 billion, respectively, in total absolute notional amount related to these forward rate commitments.

The following tables present the location and amount of gain or (loss) recognized in income on derivatives not designated as hedging instruments in the statement of operations for the three and nine months ended September 30, 2011 and 2010, respectively:

	Three Months Ended September 30		Nine Months Ended September 30
Derivatives Not Designated as Hedging Instruments	2011	2010	2011	2010
		(In millions)
Brokerage income
Interest rate swaps	$(1)	$(7)	$4	$(12)
Interest rate options	(4)	1	(3)	3
Interest rate futures and forward commitments	—	(1)	—	(4)
Other contracts	2	2	7	7

Total brokerage income	(3)	(5)	8	(6)

Mortgage income
Interest rate swaps	63	31	75	31
Interest rate options	(14)	9	(43)	(11)
Interest rate futures and forward commitments	47	17	65	100

Total mortgage income	96	57	97	120

	$93	$52	$105	$114

Credit risk, defined as all positive exposures not collateralized with cash or other financial instruments, at September 30, 2011 and 2010, totaled approximately $962 million and $1.3 billion, respectively. This amount represents the net credit risk on all trading and other derivative positions held by Regions.

CREDIT DERIVATIVES

Regions has both bought and sold credit protection in the form of participations on interest rate swaps (swap participations). These swap participations, which meet the definition of credit derivatives, were entered into in the ordinary course of business to serve the credit needs of customers. Credit derivatives, whereby Regions has purchased credit protection, entitle Regions to receive a payment from the counterparty when the customer fails to make payment on any amounts due to Regions upon early termination of the swap transaction and have maturities between 2012 and 2026. Credit derivatives whereby Regions has sold credit protection have maturities between 2011 and 2018. For contracts where Regions sold credit protection, Regions would be required to make payment to the counterparty when the customer fails to make payment on any amounts due to the counterparty upon early termination of the swap transaction. Regions bases the current status of the prepayment/performance risk on bought and sold credit derivatives on recently issued internal risk ratings consistent with the risk management practices of unfunded commitments.

Regions’ maximum potential amount of future payments under these contracts as of September 30, 2011 was approximately $31 million. This scenario would only occur if variable interest rates were at zero percent and all counterparties defaulted with zero recovery. The fair value of sold protection at September 30, 2011 and 2010 was immaterial. In transactions where Regions has sold credit protection, recourse to collateral associated with the original swap transaction is available to offset some or all of Regions’ obligation.

CONTINGENT FEATURES

Certain of Regions’ derivative instrument contracts with broker-dealers contain provisions allowing those broker-dealers to terminate the contracts in the event that Regions’ and/or Regions Bank’s credit ratings falls below specified ratings from certain major credit rating agencies. At September 30, 2011, Moody’s Investor Service (“Moody’s”) and Standard & Poor’s (“S&P”) credit ratings for Regions Financial Corporation were below investment grade. For Regions Bank, Moody’s credit ratings were below investment grade. As a result of these ratings, certain of Regions Bank’s broker-dealer counterparties could have terminated these contracts at their discretion. In lieu of terminating the contracts, Regions Bank and certain of its broker-dealer counterparties amended the contracts such that Regions Bank was required to post additional collateral in the cumulative amount of $206 million to these counterparties as of September 30, 2011.

Some of these contracts with broker-dealers still contain credit-related termination provisions and/or credit-related provisions regarding the posting of collateral. At September 30, 2011, the net fair value of such contracts containing credit-related termination provisions that were in a liability position was $307 million, for which Regions had posted collateral of $424 million. At September 30, 2011, the net fair value of contracts that do not contain credit-related termination provisions that were in a liability position was $238 million, for which Regions had posted collateral of $234 million. Other derivative contracts with broker-dealers do not contain any credit-related provisions. These counterparties require complete overnight collateralization.

The aggregate fair value of all derivative instruments with any credit-risk-related contingent features that were in a liability position on September 30, 2011 and December 31, 2010, was $401 million and $508 million, respectively, for which Regions had posted collateral of $519 million and $652 million, respectively, in the normal course of business.

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

Trading account assets and liabilities and securities available for sale consist of U.S. Treasuries, obligations of states and political subdivisions, mortgage-backed securities (including agency securities), other debt securities and equity securities.

•

U.S. Treasuries are valued based on quoted market prices of identical assets on active exchanges (Level 1 measurements as described above) and also using data from third-party pricing services for similar securities as applicable. Pricing from these third-party services is generally based on quoted market prices of similar instruments (including matrix pricing); these valuations are Level 2 measurements.

•

Mortgage-backed securities are valued primarily using data from third-party pricing services for similar securities as applicable. Pricing from these third-party services is generally based on quoted market prices of similar instruments (including matrix pricing); these valuations are Level 2 measurements. Where such comparable data is not available, the Company develops valuations based on assumptions that are not readily observable in the market place; these valuations are Level 3 measurements.

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

•	Other debt securities are valued based on Level 1, 2 and 3 measurements, depending on pricing methodology selected.

•	Equity securities are valued based on quoted market prices of identical assets on active exchanges; these valuations are Level 1 measurements.

A portion of Regions’ trading account assets and the majority of liabilities and securities available for sale are valued using third-party pricing services. To validate pricing related to investment securities held in the trading account assets and liabilities portfolios, pricing received from third-party pricing services is compared to available market data for reasonableness and/or pricing information from other third-party pricing services. Insignificant pricing adjustments may be made by traders to individual securities based upon the trader’s opinion of value. When such adjustments are made, Regions classifies the measurement as a Level 3 measurement.

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

Regions rarely transfers assets and liabilities measured at fair value between Level 1 and Level 2 measurements. There were no such transfers during the nine month periods ended September 30, 2011 and 2010. Trading account assets are periodically transferred to or from Level 3 valuation based on management’s conclusion regarding the best method of pricing for an individual security. Such transfers are accounted for as if they occur at the beginning of a reporting period.

The following tables present assets and liabilities measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010:

	September 30, 2011				December 31, 2010
	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
(In millions)
Trading account assets
U.S. Treasury securities	$208	$4	$—	$212	$157	$14	$—	$171
Obligations of states and political subdivisions	—	203	143	346	—	190	165	355
Mortgage-backed securities:
Residential agency	—	444	—	444	—	145	—	145
Residential non-agency	—	1	—	1	—	—	—	—
Commercial agency	—	—	52	52	—	—	54	54
Other securities	—	52	5	57	—	58	10	68
Equity securities	350	—	—	350	323	—	—	323

Total trading account assets	$558	$704	$200	$1,462	$480	$407	$229	$1,116

Securities available for sale
U.S. Treasury securities	$100	$—	$—	$100	$91	$—	$—	$91
Federal agency securities	—	618	—	618	—	16	—	16
Obligations of states and political subdivisions	—	15	17	32	—	13	17	30
Mortgage-backed securities:
Residential agency	—	22,027	—	22,027	—	21,845	—	21,845
Residential non-agency	—	—	16	16	—	—	22	22
Commercial agency	—	237	—	237	—	112	—	112
Commercial non-agency	—	290	—	290	—	100	—	100
Other debt securities	—	462	—	462	—	25	—	25
Equity securities (1)	112	—	—	112	158	—	—	158

Total securities available for sale	$212	$23,649	$33	$23,894	$249	$22,111	$39	$22,399

Mortgage loans held for sale	$—	$647	$—	$647	$—	$1,174	$—	$1,174

Mortgage servicing rights	$—	$—	$182	$182	$—	$—	$267	$267

Derivative assets
Interest rate swaps	$—	$2,666	$—	$2,666	$—	$2,047	$—	$2,047
Interest rate options	—	28	19	47	—	39	6	45
Interest rate futures and forward commitments	—	10	—	10	—	29	6	35
Other contracts	—	43	—	43	—	21	—	21

Total derivative assets (2)	$—	$2,747	$19	$2,766	$—	2,136	12	2,148

Trading account liabilities
U.S. Treasury securities	$—	$196	$—	$196	$—	$95	$—	$95
Mortgage-backed securities:
Residential agency	—	107	—	107	—	46	—	46
Commercial agency	—	—	—	—	—	—	6	6
Other securities	—	17	11	28	—	23	4	27
Equity securities	3	—	—	3	—	—	—	—

	$3	$320	$11	$334	$—	$164	$10	$174

Derivative liabilities
Interest rate swaps	$—	$2,303	$—	$2,303	$—	$1,950	$—	$1,950
Interest rate options	—	27	—	27	—	26	3	29
Interest rate futures and forward commitments	—	26	—	26	—	9	1	10
Other contracts	—	38	—	38	—	19	—	19

Total derivative liabilities (2)	$—	$2,394	$—	$2,394	$—	$2,004	$4	$2,008

(1)

Excludes Federal Reserve Bank and Federal Home Loan Bank Stock totaling $460 million and $281 million, respectively, at September 30, 2011 and $471 million and $419 million, respectively, at December 31, 2010.

(2)

At September 30, 2011, derivatives include approximately $1.4 billion related to legally enforceable master netting agreements that allow the Company to settle positive and negative positions. Derivatives are also presented excluding cash collateral received of $63 million and cash collateral posted of $699 million with counterparties. At December 31, 2010, derivatives include approximately $1.0 billion related to legally enforceable master netting agreements that allow the Company to settle positive and negative positions. Derivatives are also presented excluding cash collateral received of $11 million and cash collateral posted of $810 million with counterparties.

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

The following tables illustrate a rollforward for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2011 and 2010, respectively. The tables do not reflect the change in fair value attributable to any related economic hedges the Company used to mitigate the interest rate risk associated with these assets and (liabilities).

	Three Months Ended September 30, 2011
		Total Realized / Unrealized Gains or Losses										Net change in unrealized gains (losses) included in earnings related to assets and liabilities held at September 30, 2011
	Balance July 1, 2011	Included in Earnings		Included in Other Compre- hensive Income (Loss)	Purchases	Sales	Issuances	Settle- ments	Transfers into Level 3	Transfers out of Level 3	Balance September 30, 2011
	(In millions)
Level 3 Instruments Only
Trading account assets: (c)
Obligations of states and political subdivisions	$148	$(15)		$—	$44	$—	$—	$(34)	$—	$—	$143	$—
Commercial agency MBS	61	3		—	463	—	—	(475)	—	—	52
Other securities	5	4		—	2,037	—	—	(2,041)	—	—	5	—

Total trading account assets (c)	214	(8	)(a)	—	2,544	—	—	(2,550)	—	—	200	—
Securities available for sale:
Obligations of states and political subdivisions	17	—		2	—	—	—	(2)	—	—	17	—
Residential non-agency MBS	17	—		—	—	—	—	(1)	—	—	16

Total securities available for sale	34	—		2	—	—	—	(3)	—	—	33	—
Mortgage servicing rights	268	(99	)(b)	—	13	—	—	—	—	—	182	(93	)(b)
Trading account liabilities:
Mortgage-backed securities:
Commercial agency	16	—		—	—		—	(16)	—	—	—	—
Other securities	5	—		—	(8)	—	—	14	—	—	11	—

Total trading account liabilities	21	—		—	(8)	—	—	(2)	—	—	11	—
Derivatives, net:
Interest rate options	5	53		—	—	—	—	(39)	—	—	19	19	(b)
Interest rate futures and forward commitments	4	—		—	—	—		(4)	—	—	—	—

Total derivatives, net	9	53	(b)	—	—		—	(43)	—	—	19	19	(b)

(a)	Included in brokerage, investment banking and capital markets income.
(b)	Included in mortgage income.
(c)	Brokerage income from trading account assets primarily represents gains/(losses) on disposition, which, inherently includes commissions on security transactions during the period.

	Three Months Ended September 30, 2010
		Total Realized / Unrealized Gains or Losses										Net change in unrealized gains (losses) included in earnings related to assets and liabilities held at September 30, 2010
	Balance July 1, 2010	Included in Earnings		Included in Other Compre- hensive Income (Loss)	Purchases	Issuances		Settle- ments	Transfers into Level 3	Transfers out of Level 3	Balance September 30, 2010
	(In millions)
Level 3 Instruments Only
Trading account assets, net (c):
Obligations of states and political subdivisions	$185	$(4)		—	$60	$		$(19)	$—	$—	$222	$—
Commercial agency MBS	28	1		—	120			(106)	—	—	43	—
Other securities	(4)	10		—	2,838			(2,841)	—	—	3	—

Total trading account assets, net (c)	209	7	(a)	—	3,018		—	(2,966)	—	—	268	—
Securities available for sale:
Obligations of states and political subdivisions	17	—		—	—		—	—	—	—	17	—
Residential non-agency MBS	25	—		—	—		—	(2)	—	—	23

Total securities available for sale	42	—		—	—		—	(2)	—	—	40	—
Mortgage servicing rights	220	(39	)(b)	—	23		—	—	—	—	204	(31	)(b)
Derivatives, net:
Interest rate options	13	46	(b)	—	—		—	(42)	—	—	17	17
Interest rate futures and forward commitments	3	—		—	2		—	—	—	—	5	—

Total derivatives, net	16	46		—	2		—	(42)	—	—	22	17	(b)

(a)	Included in brokerage, investment banking and capital markets income.
(b)	Included in mortgage income.
(c)	Brokerage income from trading account assets primarily represents gains/(losses) on disposition, which, inherently includes commissions on security transactions during the period.

	Nine Months Ended September 30, 2011
		Total Realized / Unrealized Gains or Losses											Net change in unrealized gains (losses) included in earnings related to assets and liabilities held at September 30, 2011
	Balance January 1, 2011	Included in Earnings		Included in Other Compre- hensive Income (Loss)	Purchases	Sales	Issuances	Settle- ments		Transfers into Level 3	Transfers out of Level 3	Balance September 30, 2011
	(In millions)
Level 3 Instruments Only
Trading account assets: (c)
Obligations of states and political subdivisions	$165	$(13)		$—	$52	$—	$—	$(61	) $	—	$—	143	$—
Commercial agency MBS	54	6		—	940	—	—	(949)		1	—	52
Other securities	10	15		—	6,315	—	—	(6,335)		—	—	5	—

Total trading account assets (c)	229	8	(a)	—	7,307	—	—	(7,345)		1	—	200	—
Securities available for sale:
Obligations of states and political subdivisions	17	—		2	—	—	—	(2)		—	—	17	—
Residential non-agency MBS	22	1		(1)	—	(2)	—	(4)		—	—	16

Total securities available for sale	39	1		1	—	(2)	—	(6)		—	—	33	—
Mortgage servicing rights	267	(133	)(b)	—	48	—	—	—		—	—	182	(116	)(b)
Trading account liabilities:
Mortgage-backed securities:
Commercial agency	6	—		—			—	(6)		—	—	—	—
Other securities	4	—		—	(35)	—	—	42		—	—	11	—

Total trading account liabilities	10	—		—	(35)	—	—	36		—	—	11	—
Derivatives, net:
Interest rate options	3	93		—	—	—	—	(77)		—	—	19	19	(b)
Interest rate futures and forward commitments	5	—		—	—	—		(5)		—	—	—	—

Total derivatives, net	8	93	(b)	—	—		—	(82)		—	—	19	19	(b)

(a)	Included in brokerage, investment banking and capital markets income.
(b)	Included in mortgage income.
(c)	Brokerage income from trading account assets primarily represents gains/(losses) on disposition, which, inherently includes commissions on security transactions during the period.

	Nine Months Ended September 30, 2010
		Total Realized / Unrealized Gains or Losses									Net change in unrealized gains (losses) included in earnings related to assets and liabilities held at September 30, 2010
	Balance January 1, 2010	Included in Earnings		Included in Other Compre- hensive Income (Loss)	Purchases	Issuances	Settle- ments	Transfers into Level 3	Transfers out of Level 3	Balance September 30, 2010
	(In millions)
Level 3 Instruments Only
Trading account assets, net (c):
Obligations of states and political subdivisions	$171	$(7)		$—	$190	$—	$(132)	$—	$—	$222	$—
Commercial agency MBS	39	2		—	626	—	(634)	10	—	43	—
Other securities	4	22		—	9,853	—	(9,882)	6	—	3	—

Total trading account assets, net (c)	214	17	(a)	—	10,669	—	(10,648)	16	—	268	—
Securities available for sale:
Obligations of states and political subdivisions	17	—		5	—	—	(5)	—	—	17
Residential non-agency MBS	36	—		—	—	—	(13)	—	—	23

Total securities available for sale	53	—		5	—	—	(18)	—	—	40	—
Mortgage servicing rights	247	(96	)(b)	—	53	—	—	—	—	204	(77	)(b)
Derivatives, net:
Interest rate options	—	106	(b)	—	—	—	(89)	—	—	17	17	(b)
Interest rate futures and forward commitments	3	—		—	2	—	—	—	—	5	—

Total derivatives, net	3	106		—	2	—	(89)	—	—	22	17

(a)	Included in brokerage, investment banking and capital markets income.
(b)	Included in mortgage income.
(c)	Brokerage income from trading account assets primarily represents gains/(losses) on disposition, which, inherently includes commissions on security transactions during the period.

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

Foreclosed property, other real estate and equipment is carried in other assets at the lower of the recorded investment in the loan or fair value less estimated costs to sell the property. The fair value for foreclosed property that is based on either observable transactions of similar instruments or formally committed sale prices is classified as a Level 2 measurement. If no formally committed sale price is available, a professional valuation is obtained. Updated valuations are obtained on at least an annual basis. Foreclosed property exceeding established dollar thresholds are valued based on appraisals. Appraisals are performed by third parties with appropriate professional certifications and conform to generally accepted appraisal standards as evidenced by the Uniform Standards of Professional Appraisal Practice (“USPAP”). Regions’ policies related to appraisals conform to regulations established by the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”) and other regulatory guidance. Professional valuations are considered Level 2 measurements because they are based largely on observable inputs. Regions has a centralized appraisal review function that is responsible for reviewing all appraisals for compliance with banking regulations and guidelines as well as appraisal standards. Based on these reviews, Regions may make adjustments to the market value conclusions determined in the appraisals of real estate (either as other real estate or loans held for sale) when the appraisal review function determines that the valuation is based on inappropriate assumptions or where the conclusion is not sufficiently supported by the market data presented in the appraisal. In either event adjustments, if made, must be based on sufficient information available to support an alternate opinion of market value. Internally adjusted valuations are considered Level 3 measurements as management uses assumptions that may not be observable in the market.

The following table presents the carrying value and the level of valuation assumptions of those assets measured at fair value on a non-recurring basis:

	September 30, 2011				December 31, 2010
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
				(In millions)
Loans held for sale	$—	$3	$206	$209	$—	$238	$31	$269
Foreclosed property, other real estate and equipment	—	104	76	180	—	201	152	353

The following table presents the fair value adjustments related to non-recurring fair value measurements:

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
		(In millions)
Loans held for sale	$(161)	$(2)	$(466)	$(28)
Foreclosed property, other real estate and equipment	(46)	(67)	(183)	(167)

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

The following table summarizes the difference between the aggregate fair value and the aggregate unpaid principal balance for mortgage loans held for sale measured at fair value:

	September 30, 2011			December 31, 2010
	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal
			(In millions)
Mortgage loans held for sale, at fair value	$647	$618	$29	$1,174	$1,181	$(7)

Interest income on mortgage loans held for sale is recognized based on contractual rates and is reflected in interest income on loans held for sale in the consolidated statements of operations. The following table details net gains (losses) resulting from changes in fair value of these loans which were recorded in mortgage income in the consolidated statements of operations during the three and nine months ended September 30, 2011 and 2010, respectively. These changes in fair value are mostly offset by economic hedging activities. An immaterial portion of these amounts was attributable to changes in instrument-specific credit risk.

	Mortgage loans held for sale, at fair value
	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
	(In millions)
Net gains (losses) resulting from changes in fair value	$13	$(3)	$36	$24

FAIR VALUE OF FINANCIAL INSTRUMENTS

The methods and assumptions used by the Company in estimating fair values of financial instruments are disclosed in Regions’ Form 10-K for the year ended December 31, 2010. The carrying amounts and estimated fair values of the Company’s financial instruments as of September 30, 2011 and December 31, 2010 are as follows:

	September 30, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value (1)	Carrying Amount	Estimated Fair Value (1)
		(In millions)
Financial assets:
Cash and cash equivalents	$8,263	$8,263	$6,919	$6,919
Trading account assets	1,462	1,462	1,116	1,116
Securities available for sale	24,635	24,635	23,289	23,289
Securities held to maturity	18	19	24	26
Loans held for sale	1,012	1,012	1,485	1,485
Loans (excluding leases), net of unearned income and allowance for loan losses (2), (3)	74,889	65,248	77,864	69,775
Other interest-earning assets	1,081	1,081	1,219	1,219
Derivatives, net	372	372	140	140
Financial liabilities:
Deposits	95,938	96,161	94,614	94,883
Short-term borrowings	2,943	2,943	3,937	3,937
Long-term borrowings	10,140	10,138	13,190	13,115
Loan commitments and letters of credit	128	1,003	125	899

(1)

Estimated fair values are consistent with an exit price concept. The assumptions used to estimate the fair values are intended to approximate those that a market participant would use in a hypothetical orderly transaction. In estimating fair value, the Company makes adjustments for interest rates, market liquidity and credit spreads as appropriate.

(2)

The estimated fair value of portfolio loans assumes sale of the loans to a third-party financial investor. Accordingly, the value to the Company if the loans were held to maturity is not reflected in the fair value estimate. In the current whole loan market, financial investors are generally requiring a higher rate of return than the return inherent in loans if held to maturity. The fair value discount at September 30, 2011 was $9.6 billion or 12.9%.

(3)	Excluded from this table is the lease carrying amount of $1.6 billion at September 30, 2011 and $1.8 billion at December 31, 2010.

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

During the third quarter of 2010 and again in the first quarter of 2011, minor reclassifications were made from the Banking/Treasury segment to the Insurance segment to more appropriately present management’s current view of the segments. The amounts related to the three and nine months ended September 30, 2010 below have been adjusted to conform to the 2011 presentation.

The following tables present financial information for each reportable segment for the period indicated.

	Banking/ Treasury	Investment Banking/ Brokerage/ Trust	Insurance	Total Company
Three months ended September 30, 2011	(In millions)
Net interest income	$841	$16	$1	$858
Provision for loan losses	355	—	—	355
Non-interest income	431	280	34	745
Non-interest expense	787	254	25	1,066
Income tax expense	8	16	3	27

Net income	$122	$26	$7	$155

Average assets	$122,419	$6,809	$531	$129,759

	Banking/ Treasury	Investment Banking/ Brokerage/ Trust	Insurance	Total Company
Three months ended September 30, 2010	(In millions)
Net interest income	$852	$16	$—	$868
Provision for loan losses	760	—	—	760
Non-interest income	407	310	33	750
Non-interest expense	849	292	22	1,163
Income tax expense (benefit)	(165)	11	4	(150)

Net income (loss)	$(185)	$23	$7	$(155)

Average assets	$127,082	$6,127	$520	$133,729

	Banking/ Treasury	Investment Banking/ Brokerage/ Trust	Insurance	Total Company
Nine months ended September 30, 2011	(In millions)
Net interest income	$2,536	$47	$2	$2,585
Provision for loan losses	1,235	—	—	1,235
Non-interest income	1,375	890	104	2,369
Non-interest expense	2,544	813	74	3,431
Income tax expense (benefit)	(63)	7	11	(45)

Net income	$195	$117	$21	$333

Average assets	$123,259	$6,762	$524	$130,545

	Banking/ Treasury	Investment Banking/ Brokerage/ Trust	Insurance	Total Company
Nine months ended September 30, 2010	(In millions)
Net interest income	$2,508	$45	$2	$2,555
Provision for loan losses	2,181	—	—	2,181
Non-interest income	1,314	899	105	2,318
Non-interest expense	2,609	839	71	3,519
Regulatory charge	—	200	—	200
Income tax expense (benefit)	(442)	31	12	(399)

Net income (loss)	$(526)	$(126)	$24	$(628)

Average assets	$130,805	$5,520	$513	$136,838

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

Credit risk associated with these instruments is represented by the contractual amounts indicated in the following table:

	September 30 2011	December 31 2010
	(In millions)
Unused commitments to extend credit	$37,341	$30,828
Standby letters of credit	2,492	3,014
Commercial letters of credit	44	49
Liabilities associated with standby letters of credit	43	54
Assets associated with standby letters of credit	40	51
Reserve for unfunded credit commitments	86	71

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

LEGAL CONTINGENCIES

Regions and its affiliates are subject to loss contingencies related to litigation and claims arising in the ordinary course of business. Regions evaluates these contingencies based on information currently available, including advice of counsel and assessment of available insurance coverage. Regions establishes accruals for litigation and claims when a loss contingency is considered probable and the related amount is reasonably estimable. Any accruals are periodically reviewed and may be adjusted as circumstances change. For certain matters, when able to do so, Regions also estimates loss contingencies for possible litigation and claims, whether or not there is an accrued probable loss. Where Regions is able to estimate such possible losses, Regions estimates that it is reasonably possible it could incur losses, in excess of amounts accrued, in an aggregate amount up to approximately $300 million as of September 30, 2011, with it also being reasonably possible that Regions could incur no losses. The estimates included in this amount are based on analysis of currently available information and are subject to significant judgment and to change as new information becomes available. Due to the inherent unpredictability of outcomes of litigation and claims, any amounts accrued or included in this aggregate amount may not represent the ultimate loss to Regions and, therefore, ultimate losses may be significantly different than the amounts accrued or included in this aggregate amount.

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

In July 2009, the Securities and Exchange Commission (“SEC”) filed a complaint in U.S. District Court for the Northern District of Georgia against Morgan Keegan alleging violations of the federal securities laws in connection with auction rate securities (“ARS”) that Morgan Keegan underwrote, marketed and sold. The SEC sought an injunction against Morgan Keegan for violations of the antifraud provisions of the federal securities laws, as well as disgorgement, financial penalties and other equitable relief for customers, including repurchase by Morgan Keegan of all ARS that it sold prior to March 20, 2008. Beginning in February 2009, Morgan Keegan commenced a voluntary program to repurchase ARS that it underwrote and sold to the firm’s customers, and extended that repurchase program on October 1, 2009 to include ARS that were sold by Morgan Keegan to its customers but were underwritten by other firms. On June 29, 2011, Morgan Keegan announced the final phase of the repurchase program to include ARS issued by Jefferson County, Alabama that were sold by Morgan Keegan to its customers. As of September 30, 2011, customers of Morgan Keegan owned approximately $350 thousand of Jefferson County ARS and approximately $3 million of other ARS, while Morgan Keegan held approximately $139 million of ARS on its balance sheet. On June 28, 2011, the Court issued a summary judgment in favor of Morgan Keegan in this case. The SEC has appealed that judgment. Previously on July 21, 2009, the Alabama Securities Commission issued a “Show Cause” order to Morgan Keegan arising out of the ARS matter that is the subject of the SEC complaint described above. The order requires Morgan Keegan to show cause why its registration as a broker-dealer should not be suspended or revoked in the State of Alabama and also why it should not be subject to disgorgement, repurchasing all ARS sold to Alabama residents and payment of costs and penalties.

In April 2009, Regions, Regions Financing Trust III (the “Trust”) and certain of Regions’ current and former directors, were named in a purported class-action lawsuit filed in the U.S. District Court for the Southern District of New York on behalf of the purchasers of trust preferred securities offered by the Trust. The complaint alleges that defendants made statements in Regions’ registration statement, prospectus and year-end filings which were materially false and misleading, and seeks equitable relief and unspecified monetary damages. On May 10, 2010, the trial court dismissed all claims against all defendants in this case. On August 23, 2011, the Second Circuit Court of Appeals affirmed the dismissal. On September 6, 2011, the plaintiffs moved for a rehearing, but that motion was denied on October 17, 2011.

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

In December 2009, Regions and certain current and former directors and officers were named in a consolidated shareholder derivative action filed in Jefferson County, Alabama. The complaint alleges mismanagement, waste of corporate assets, breach of fiduciary duty and unjust enrichment relating to bonuses and other benefits received by executive management. Plaintiffs have requested equitable relief and unspecified monetary damages. A motion to dismiss all claims is pending.

In September 2009, Regions was named as a defendant in a purported class-action lawsuit filed by customers of Regions Bank in the U.S. District Court for the Northern District of Georgia challenging the manner in which non-sufficient funds (“NSF”) and overdraft fees were charged and the policies related to posting order. The case was transferred to multidistrict litigation in the U.S. District Court for the Southern District of Florida, and in May 2010 an order to compel arbitration was denied. Regions appealed the denial and on April 29, 2011, the Eleventh Circuit Court of Appeals vacated the denial and remanded the case to the district court for reconsideration of Regions’ motion to compel arbitration. On September 1, 2011, the trial court again denied Regions’ motion to compel arbitration. Regions is again appealing the denial to the Eleventh Circuit, and the case is stayed pending a resolution of the appeal. On April 29, 2011 and July 19, 2011, separate class-actions involving this subject were filed in the U.S. District Courts for the Eastern District of Arkansas and the Middle District of Florida making claims under Arkansas’ and Florida’s Deceptive Trade Practices Acts, breach of contract, unjust enrichment and conversion. Plaintiffs in these cases have requested equitable relief and unspecified monetary damages. No class has been certified. On August 26, 2011, the Middle District of Florida granted Regions’ motion to compel arbitration and stayed the case.

NOTE 14—Recent Accounting Pronouncements

In January 2011, the FASB issued accounting guidance temporarily deferring the effective date for when public-entity creditors are required to provide new disclosures, which were addressed in previously issued guidance regarding receivables, for TDRs. The deferred effective date coincides with the effective date for the clarified guidance about what constitutes a TDR for creditors, which was issued in April 2011 by the FASB. Regions has applied the clarified definition to all loans modified after January 1, 2011, and has reported any newly identified TDRs with September 30, 2011 financial reporting. The adoption of the standard did not materially impact the overall level of the allowance for loan losses. The guidance also requires new disclosures for TDRs, for September 30, 2011 financial reporting. See Note 3 for a detailed description of the impact of the new guidance as well as the newly-required disclosures.

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

In September 2011, the FASB issued accounting guidance related to goodwill impairment testing. The guidance allows entities to elect to first perform qualitative tests to determine the likelihood that the entity’s fair value is less than its carrying value. If it is determined that it is more likely that the fair value of a reporting entity is less than its carrying amount, the entity would then perform the first step of the goodwill impairment test. The guidance refers to several factors to consider when performing the qualitative analysis, including: macroeconomic factors, industry factors, and entity-specific factors. The guidance is effective prospectively for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Regions is assessing the new guidance.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following discussion and analysis is part of Regions Financial Corporation’s (“Regions” or the “Company”) Quarterly Report on Form 10-Q to the Securities and Exchange Commission (“SEC”) and updates Regions’ Form 10-K for the year ended December 31, 2010, which was previously filed with the SEC. This financial information is presented to aid in understanding Regions’ financial position and results of operations and should be read together with the financial information contained in the Form 10-K. Certain prior period amounts presented in this discussion and analysis have been reclassified to conform to current period classifications, except as otherwise noted. The emphasis of this discussion will be on the three and nine months ended September 30, 2011 compared to the three and nine months ended September 30, 2010 for the statement of operations. For the balance sheet, the emphasis of this discussion will be the balances as of September 30, 2011 compared to December 31, 2010.

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

Regions conducts its banking operations through Regions Bank, an Alabama chartered commercial bank that is a member of the Federal Reserve System. At September 30, 2011, Regions operated 1,767 total branch outlets in Alabama, Arkansas, Florida, Georgia, Illinois, Indiana, Iowa, Kentucky, Louisiana, Mississippi, Missouri, North Carolina, South Carolina, Tennessee, Texas and Virginia. Regions provides brokerage services and investment banking from 303 offices of Morgan Keegan & Company, Inc. (“Morgan Keegan”), a full-service regional brokerage and investment banking firm. Regions provides full-line insurance brokerage services primarily through Regions Insurance, Inc.

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

THIRD QUARTER HIGHLIGHTS

Regions reported net income available to common shareholders of $101 million, or $0.08 per diluted share, in the third quarter of 2011, compared to a net loss available to common shareholders of $209 million, or $0.17 per diluted share, in the third quarter of 2010. A decline in the provision for loan losses was the primary driver of the improvement in operations from the prior year period. During the third quarter of 2011, Regions recorded a provision for loan losses that was $405 million lower than the third quarter of 2010, reflecting improving credit trends.

Net charge-offs totaled $511 million, or an annualized 2.52 percent of average loans, in the third quarter of 2011, compared to $759 million, or an annualized 3.52 percent for the third quarter of 2010. Net charge-offs were lower across most major categories when comparing the 2011 period to the prior year period.

The provision for loan losses totaled $355 million in the third quarter of 2011 compared to $760 million during the third quarter of 2010. Net charge-offs exceeded provision for loan losses for the current quarter, primarily resulting from the allowance associated with loans transferred to held for sale and improving consumer credit trends. Credit metrics, including non-accrual, criticized and classified loan balances, and delinquencies, showed continued improving trends.

The allowance for loan losses at September 30, 2011 was 3.73 percent of total loans, net of unearned income, compared to 3.84 percent at December 31, 2010. Total non-performing assets were $3.4 billion at September 30, 2011, compared to $3.9 billion at December 31, 2010.

For the third quarter of 2011, net interest income (taxable-equivalent basis) totaled $866 million compared to $876 million in the third quarter of 2010. The net interest margin (taxable-equivalent basis) was 3.02 percent in the third quarter of 2011, compared to 2.96 percent during the third quarter of 2010. Overall declines in loan balances and earning assets were more than offset by continued improvements in deposit costs, which were 46 basis points for the third quarter of 2011, as compared to 70 basis points for the third quarter of 2010.

Non-interest income for the third quarter of 2011 was $745 million, relatively flat as compared to the third quarter of 2010. Service charges on deposit accounts were higher for the third quarter of 2011, as compared to the same quarter of 2010. Additionally, non-interest income for the third quarter of 2011 included $15 million in income related to the purchase of Regions-branded credit card accounts on June 30, 2011. These increases were offset by a decrease in brokerage, investment banking and capital markets, which was driven by negative returns on trading assets held in deferred compensation plans, resulting from unfavorable market conditions. These conditions also led to a comparable decrease in salaries and employee benefits.

Total non-interest expense was $1.1 billion in the third quarter of 2011, a $97 million decrease from the third quarter of 2010. Salaries and benefits expense was affected by the unfavorable market conditions described above; because the value of the assets related to deferred compensation plans declined, the corresponding benefits expense also declined. Salaries and employee benefits also benefitted from lower headcount. Additionally, lower other real estate owned expense contributed to the overall decrease in non-interest expense.

TOTAL ASSETS

Regions’ total assets at September 30, 2011 were $129.8 billion, compared to $132.4 billion at December 31, 2010. The decrease in total assets from year-end 2010 resulted mainly from decreases in the loan portfolio, primarily a product of strategic decisions to reduce the concentration in investor real estate loans. A decrease in other assets, primarily driven by settlements of securities sales, also drove the overall decrease in total assets. These decreases were partially offset by increases in interest-bearing deposits in other banks and securities available for sale as a result of excess liquidity.

SECURITIES

The following table details the carrying values of securities:

Table 1—Securities

	September 30 2011	December 31 2010
	(In millions)
U.S. Treasury securities	$105	$96
Federal agency securities	621	21
Obligations of states and political subdivisions	32	30
Mortgage-backed securities:
Residential agency	22,037	21,857
Residential non-agency	16	22
Commercial agency	237	112
Commercial non-agency	290	100
Other debt securities	462	27
Equity securities	853	1,048

	$24,653	$23,313

Securities totaled $24.7 billion at September 30, 2011, an increase of $1.3 billion from year-end 2010 levels. During the third quarter of 2011, Regions purchased approximately $418 million in corporate bonds. This purchase serves to increase diversification in the investment portfolio and reduce exposure to mortgage refinance risk in a sector that has an attractive risk and return profile.

Securities available for sale, which comprise nearly all of the securities portfolio, are an important tool used to manage interest rate sensitivity and provide a primary source of liquidity for the Company (see LIQUIDITY and MARKET RISK—INTEREST RATE RISK.

LOANS

At September 30, 2011, loans represented 70 percent of Regions’ interest-earning assets compared to 72 percent at December 31, 2010. The following table presents the distribution by loan portfolio segment and class of Regions’ loan portfolio, net of unearned income:

Table 2—Loan Portfolio

	September 30 2011	December 31 2010
	(In millions, net of unearned income)
Commercial and industrial	$24,273	$22,540
Commercial real estate mortgage—owner occupied	11,537	12,046
Commercial real estate construction—owner occupied	356	470

Total commercial	36,166	35,056

Commercial investor real estate mortgage	10,696	13,621
Commercial investor real estate construction	1,188	2,287

Total investor real estate	11,884	15,908

Residential first mortgage	14,083	14,898
Home equity	13,316	14,226
Indirect	1,774	1,592
Consumer credit card	1,024	—
Other consumer	1,200	1,184

Total consumer	31,397	31,900

	$79,447	$82,864

Loans, net of unearned income, totaled $79.4 billion at September 30, 2011, a decrease of $3.4 billion from year-end 2010 levels. Strategic decisions to reduce the concentration in investor real estate and, to a lesser extent, sales of residential mortgage loans and lower demand for, coupled with continued runoff of balances related to, home equity products were the primary contributors to the decrease. The decrease was partially offset by an increase in commercial and industrial loans as well as the purchase of credit card loans during the second quarter of 2011.

Commercial—The commercial portfolio segment includes commercial and industrial loans to commercial customers for use in normal business operations to finance working capital needs, equipment purchases and other expansion projects. Commercial also includes owner-occupied commercial real estate loans to operating businesses, which are loans for long-term financing of land and buildings, and are repaid by cash flow generated by business operations. Owner-occupied construction loans are made to commercial businesses for the development of land or construction of a building where the repayment is derived from revenues generated from the business of the borrower.

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

CREDIT QUALITY

Weak economic conditions, including declining property values and high levels of unemployment, impacted the credit quality of Regions’ loan portfolio. Investor real estate loans and home equity products (particularly Florida second lien—see Table 5) carry a higher risk of non-collection than other loans.

The following chart presents details of Regions’ $11.9 billion investor real estate portfolio as of September 30, 2011 (dollars in billions):

LAND, SINGLE-FAMILY AND CONDOMINIUM

Credit quality of the investor real estate portfolio is sensitive to risks associated with construction loans such as cost overruns, project completion risk, general contractor credit risk, environmental and other hazard risks, and market risks associated with the sale or rental of completed properties. Certain components of the investor real estate portfolio segment carry a higher risk of non-collection. While losses within these loan types were influenced by conditions described above, the most significant drivers of losses were the continued decline in demand for residential real estate and in the value of property. The land, single-family and condominium components of the investor real estate portfolio segment are particularly affected by these risks and conditions.

The following table presents credit metrics for land, single-family and condominium loans:

Table 3—Land, Single-family and Condominium

	September 30 2011	December 31 2010	September 30 2010
	(Dollars in millions, net of unearned income)
Land
Loan balance	$1,022	$1,640	$1,889
Accruing loans 90 days past due	1	1	1
Non-accruing loans*	286	476	489
Non-accruing %*	28.0%	29.0%	25.9%

Single-family
Loan balance	$897	$1,236	$1,402
Accruing loans 90 days past due	1	3	2
Non-accruing loans*	205	290	341
Non-accruing %*	22.9%	23.5%	24.3%

Condominium
Loan balance	$178	$308	$359
Accruing loans 90 days past due	—	—	—
Non-accruing loans*	62	92	132
Non-accruing %*	34.8%	29.9%	36.8%

*	Excludes non-accruing loans held for sale.

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

The following table presents credit metrics and geographic distribution for multi-family and retail loans:

Table 4—Multi-family and Retail

	September 30 2011	December 31 2010	September 30 2010
	(Dollars in millions, net of unearned income)
Multi-family (1)
Loan balance	$3,139	$4,241	$4,569
Accruing loans 90 days past due	—	1	—
Non-accruing loans*	113	239	242
Non-accruing %*	3.6%	5.6%	5.3%

Retail (2)
Loan balance	$2,378	$3,099	$3,389
Accruing loans 90 days past due	5	—	—
Non-accruing loans*	144	177	265
Non-accruing %*	6.1%	5.7%	7.8%

(1)	The majority of the September 30, 2011 balance related to multi-family loans is geographically distributed throughout the following areas: Southwest 26%, Midsouth 23%, Central 19%, and Florida 16%.
(2)	The majority of the September 30, 2011 balance related to retail loans is geographically distributed throughout the following areas: Florida 25%, Midsouth 24%, Central 23%, and Southwest 20%.
*	Excludes non-accruing loans held for sale.

Strategic reductions in investor real estate exposures as discussed above also drove the year-over-year decreases in multi-family and retail loans.

Asset dispositions as referred to under the discussion of land, single-family and condominium, as well as multi-family and retail, may occur in several forms. Typical transactions are instances where a third party guarantor pays off a note at a discounted price or an actual sale of the note. Regions sells to strategic buyers (e.g., local developers or the note guarantor) interested in the underlying collateral who may be willing to pay more for a note or rights to collateral backing a note than other market participants. Regions has also sold loans to financial buyers such as distressed debt funds. In addition to note sales, Regions may also allow the borrower to sell the underlying collateral, apply the proceeds to the note, and charge-off the remaining balance. Regions does not sell loans, foreclosed properties or other problem assets to structured entities or other entities where Regions has an ownership interest. Regions has periodically financed immaterial sales of assets.

HOME EQUITY

The home equity portfolio totaled $13.3 billion at September 30, 2011 as compared to $14.2 billion at December 31, 2010. Substantially all of this portfolio was originated through Regions’ branch network. Losses in this portfolio generally track overall economic conditions. The main source of economic stress has been in Florida, where residential property values have declined significantly while unemployment rates have risen to historically high levels. Losses in Florida where Regions is in a second lien position are higher than first lien losses.

The following tables provide details related to the home equity portfolio:

Table 5—Selected Home Equity Portfolio Information

	As of and for the Nine Months Ended September 30, 2011
	Florida			All Other States			Total
	1st Lien	2nd Lien	Total	1st Lien	2nd Lien	Total	1st Lien	2nd Lien	Total
	(Dollars in millions)
Balance	$1,987	$2,878	$4,865	$3,966	$4,485	$8,451	$5,953	$7,363	$13,316
Net Charge-offs	37	139	176	21	59	80	58	198	256
Net Charge-off % (1)	2.43%	6.15%	4.65%	0.71%	1.70%	1.24%	1.28%	3.45%	2.49%

	As of and for the Nine Months Ended September 30, 2010
	Florida			All Other States			Total
	1st Lien	2nd Lien	Total	1st Lien	2nd Lien	Total	1st Lien	2nd Lien	Total
	(Dollars in millions)
Balance	$2,090	$3,254	$5,344	$4,188	$5,002	$9,190	$6,278	$8,256	$14,534
Net Charge-offs	44	185	229	27	67	94	71	252	323
Net Charge-off % (1)	2.79%	7.32%	5.57%	0.82%	1.74%	1.33%	1.48%	3.95%	2.89%

(1)	Net charge-off percentages are calculated on an annualized basis as a percent of average balances.

Net charge-offs were an annualized 2.49 percent of home equity loans for first nine months of 2011 compared to an annualized 2.89 percent through the first nine months of 2010. Losses in Florida-based credits remained at elevated levels, as unemployment levels remain high and property valuations in certain markets have continued to experience ongoing deterioration. As illustrated in Table 5 “Selected Home Equity Portfolio Information,” these loans and lines in Florida represent approximately $4.9 billion of Regions’ total home equity portfolio at September 30, 2011. Of that balance, approximately $2.0 billion represent first liens, while second liens, which total approximately $2.9 billion, are the main source of losses. Florida second lien losses were 6.15 percent annualized through the first nine months of 2011 as compared to 7.32 percent for the same period of 2010. Through the first nine months of 2011, total home equity losses in Florida amounted to an annualized 4.65 percent of loans and lines versus 1.24 percent across the remainder of Regions’ footprint. This compares to the first nine months of 2010 losses of 5.57 percent and 1.33 percent, respectively.

Of the $13.3 billion home equity portfolio at September 30, 2011, approximately $11.9 billion were home equity lines of credit and $1.4 billion were closed-end home equity loans (primarily originated as amortizing loans). Beginning in May 2009, new home equity lines of credit have a 10 year draw period and a 10 year repayment period. Previously, the home equity lines of credit had a 20 year term with a balloon payment upon maturity or a 5 year draw period with a balloon payment upon maturity. The term “balloon payment” means there are no principal payments required until the balloon payment is due for interest-only lines of credit. As of September 30, 2011, none of Regions’ home equity lines of credit have converted to mandatory amortization under the contractual terms. The vast majority of home equity lines of credit will convert to amortizing status after fiscal year 2020.

Of the $11.9 billion of home equity lines of credit as of September 30, 2011, approximately 90 percent require monthly interest-only payments while the remaining approximately 10 percent require a payment equal to 1.5% of the outstanding balance, which would include some principal repayment. In addition, approximately 54% of the home equity lines of credit balances have the option to amortize either all or a portion of their balance. As of September 30, 2011, approximately $577 million of the home equity lines of credit balances have elected this option.

Regions’ home equity loans have higher default and delinquency rates than home equity lines of credit, which is expected at origination of the loans, due to more stringent underwriting guidelines for a line of credit versus a loan reflecting the nature of the credit being extended. Therefore, home equity loans secured with a second lien are expected to and do have higher delinquency and loss rates than home equity lines of credit with a second lien. In the current environment, second liens in areas experiencing declines in home prices, such as Florida, perform similar to an unsecured portfolio.

Regions is unable to track payment status on first liens held by another institution, including payment status related to loan modifications. When Regions’ second lien position becomes delinquent, an attempt is made to contact the first lien holder and inquire as to the payment status of the first lien. However, Regions does not continuously monitor the payment status of the first lien position.

Short sale offers and settlement agreements are often received by the home equity junior lien holders well before the loan balance reaches the delinquency threshold for charge-off consideration, potentially resulting in a full balance payoff/charge-off.

OTHER CONSUMER CREDIT QUALITY DATA

The Company calculates an estimate of the current value of property secured as collateral for both home equity and residential first mortgage lending products (“current LTV”). The estimate is based on home price indices compiled by the Federal Housing Finance Agency (“FHFA”). The FHFA data indicates trends for Metropolitan Statistical Areas (“MSA”). Regions uses the FHFA valuation trends from the MSA’s in the Company’s footprint in its estimate. The trend data is applied to the loan portfolios taking into account the age of the most recent valuation and geographic area.

The following table presents current LTV data for components of the residential mortgage and home equity classes of the consumer portfolio segment. Current LTV data for the remaining loans in the portfolio is not available, primarily because some of the loans are serviced by others. Data may also not be available due to mergers and systems integrations.

Table 6—Estimated Current Loan to Value Ranges

	September 30, 2011		December 31, 2010
	Residential	Home	Residential	Home
	First Mortgage	Equity	First Mortgage	Equity
	(In millions)
Estimated current loan to value:
Above 100%	$1,999	$2,324	$1,515	$1,839
80% - 100%	3,119	2,680	2,738	2,775
Below 80%	8,433	7,154	10,052	8,261
Data not available (1)	532	1,158	593	1,351

	$14,083	$13,316	$14,898	$14,226

(1)

The portion of the residential first mortgage portfolio for which data was not available was approximately 4% at both September 30, 2011 and December 31, 2010. The portion of the home equity portfolio for which data was not available was approximately 9% at both September 30, 2011 and December 31, 2010.

Regions qualitatively considers factors such as periodic updates of FICO scores, unemployment, home prices, and geography as credit quality indicators for consumer loans. FICO scores are obtained at origination as part of Regions’ formal underwriting process. Refreshed FICO scores are obtained by the Company quarterly for all revolving accounts and home equity lines of credit and semi-annually for all other consumer loans. Regions considers FICO scores less than 620 to be indicative of higher credit risk and obtains additional collateral in most of these instances. The following table presents current FICO score data for components of classes of the consumer portfolio segment. Current FICO data is not available for the remaining loans in the portfolio for various reasons; for example, if customers do not use sufficient credit, an updated score may not be available.

Table 7—Estimated Current FICO Score Ranges

	As of September 30, 2011				As of December 31, 2010
	Below 620	620 and Above	Data not available	Total	Below 620	620 and Above	Data not available	Total
	(In millions, net of unearned income)
Residential first mortgage	$1,364	$11,169	$1,550	$14,083	$1,751	$10,265	$2,882	$14,898
Home equity	936	11,460	920	13,316	1,115	12,297	814	14,226
Indirect	178	1,247	349	1,774	191	1,170	231	1,592
Consumer credit card	52	891	81	1,024	—	—	—	—
Other consumer	96	586	518	1,200	128	713	343	1,184

Notes:

(1)	The portion of the residential first mortgage portfolio for which data was not available was approximately 11% and 19% at September 30, 2011 and December 31, 2010, respectively.
(2)	The portion of the home equity portfolio for which data was not available was approximately 7% and 6% at September 30, 2011 and December 31, 2010, respectively.
(3)	The portion of the indirect portfolio for which data was not available was approximately 20% and 15% at September 30, 2011 and December 31, 2010, respectively.
(4)	The portion of the consumer credit card portfolio for which data was not available was approximately 8% at September 30, 2011.
(5)	The portion of the other consumer portfolio for which data was not available was approximately 43% and 29% at September 30, 2011 and December 31, 2010, respectively.

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

In support of collateral values, Regions obtains updated valuations for non-performing loans on at least an annual basis. For loans that are individually identified for impairment in certain loan categories, those valuations are currently discounted from the most recent appraisal to consider continued declines in property values. The discounted valuations are utilized in the measurement of the level of impairment in the allowance calculation. For loans that are not individually identified for impairment and secured by real estate, Regions considers the impact of declines in real estate valuations in the loss given default estimates within the allowance calculation.

As a matter of business practice, Regions may require some form of credit support, such as a guarantee. Guarantees are legally binding and simultaneous with the primary loan agreements. Regions underwrites the ability of each guarantor to perform under its guarantee in the same manner and to the same extent as would be required to underwrite the repayment plan of a direct obligor. This entails obtaining sufficient information on the guarantor, including financial and operating information, to sufficiently measure a guarantor’s ability to perform, under the guarantee. Evaluation of guarantors’ ability and willingness to pay is considered as part of the risk rating process, which provides the basis for the allowance for loan losses for the commercial and investor real estate portfolio segments. In some cases, the credit support provided by the guarantor is integral to the risk rating. In concluding that the risk rating is appropriate, Regions considers a number of factors including whether underlying cash flow is adequate to service the debt, payment history, and whether there is appropriate guarantor support. Accordingly, Regions has concluded that the impact of credit support provided by guarantors has been appropriately considered in the calculation and assessment of the allowance for loan losses.

The allowance for loan losses totaled $3.0 billion at September 30, 2011 and $3.2 billion at December 31, 2010. The allowance for loan losses as a percentage of net loans was 3.73 percent at September 30, 2011 and 3.84 on December 31, 2010. The reserve for unfunded credit commitments was $86 million at September 30, 2011 compared to $71 million at December 31, 2010. Net charge-offs as a percentage of average loans (annualized) were 2.53 percent and 3.22 percent in the first nine months of 2011 and 2010, respectively. Net charge-off ratios were lower across most major categories, period over period. Investor real estate losses continue to be the largest contributor to charge-offs. In addition to lower levels of charge-offs, credit quality metrics have generally improved during 2011, including lower levels of non-accrual, criticized and classified loans as well as delinquencies. The provision for loan losses totaled $355 million in the third quarter of 2011 compared to $760 million during the third quarter of 2010. The provision for loan losses totaled $1.2 billion for the nine months ended September 30, 2011 compared to $2.2 billion for the first nine months of 2010. Net charge-offs exceeded the provision for loan losses for the third quarter of 2011, primarily resulting from the allowance associated with the transfer of loans to held for sale and improving consumer credit trends.

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

Given current economic pressures, management expects that net loan charge-offs will continue at an elevated level for the remainder of 2011. Economic trends such as real estate valuations, interest rates and unemployment will impact the future levels of net charge-offs and provision. Details regarding the allowance and net charge-offs, including an analysis of activity from the previous year’s totals, are included in Table 8 “Allowance for Credit Losses.”

Activity in the allowance for credit losses is summarized as follows:

Table 8—Allowance for Credit Losses

	Nine Months Ended September 30
	2011	2010
	(Dollars in millions)
Allowance for loan losses at beginning of year	$3,185	$3,114
Loans charged-off:
Commercial and industrial	219	293
Commercial real estate mortgage—owner occupied	181	142
Commercial real estate construction—owner occupied	7	20
Commercial investor real estate mortgage	563	673
Commercial investor real estate construction	153	464
Residential first mortgage	172	184
Home equity	275	336
Indirect	17	26
Consumer credit card	1	—
Other consumer	50	63

	1,638	2,201
Recoveries of loans previously charged-off:
Commercial and industrial	26	25
Commercial real estate mortgage—owner occupied	10	7
Commercial real estate construction—owner occupied	—	1
Commercial investor real estate mortgage	17	9
Commercial investor real estate construction	3	9
Residential first mortgage	2	2
Home equity	19	13
Indirect	8	12
Consumer credit card	—	—
Other consumer	13	13

	98	91
Net charge-offs:
Commercial and industrial	193	268
Commercial real estate mortgage—owner occupied	171	135
Commercial real estate construction—owner occupied	7	19
Commercial investor real estate mortgage	546	664
Commercial investor real estate construction	150	455
Residential first mortgage	170	182
Home equity	256	323
Indirect	9	14
Consumer credit card	1	—
Other consumer	37	50

	1,540	2,110
Allowance allocated to purchased loans	84	—
Provision for loan losses	1,235	2,181

Allowance for loan losses at September 30	$2,964	$3,185

Reserve for unfunded credit commitments at January 1	71	74
Provision for unfunded credit commitments	15	(3)

Reserve for unfunded credit commitments at September 30	86	71

Allowance for credit losses at end of period	$3,050	$3,256

Loans, net of unearned income, outstanding at end of period	$79,447	$84,420
Average loans, net of unearned income, outstanding for the period	$81,336	$87,520
Ratios:
Allowance for loan losses at end of period to loans, net of unearned income	3.73%	3.77%
Allowance for loan losses at end of period to non-performing loans, excluding loans held for sale	1.09x	0.94x
Net charge-offs as percentage of:
Average loans, net of unearned income	2.53	3.22
Provision for loan losses	124.70	96.74

TROUBLED DEBT RESTRUCTURINGS

Residential first mortgage, home equity and other consumer TDRs are consumer loans modified under the CAP. Commercial and investor real estate loan modifications are not the result of a formal program, but represent situations where modification was offered as a workout alternative. More detailed information is included in Note 3 to the consolidated financial statements. The following table summarizes TDRs:

Table 9—Troubled Debt Restructurings

	September 30, 2011		December 31, 2010
	Loan Balance	Allowance for Credit Losses	Loan Balance	Allowance for Credit Losses
	(In millions)
Accruing:
Commercial	$476	$83	$77	$5
Investor real estate	990	252	192	4
Residential first mortgage	888	127	813	97
Home equity	403	57	335	42
Other consumer	60	1	66	1

	2,817	520	1,483	149

Non-accrual status or 90 days past due:
Commercial	373	93	105	23
Investor real estate	475	145	198	20
Residential first mortgage	214	31	240	28
Home equity	30	4	30	4
Other consumer	1	—	—	—

	1,093	273	573	75

	$3,910	$793	$2,056	$224

Notes:

(1)    All loans listed in the table above are considered impaired under applicable accounting literature.

(2)    Net charge-offs on commercial TDRs were approximately $29 million and $47 million for the nine months ended September 30, 2011 and 2010, respectively.

        Net charge-offs on investor real estate TDRs were approximately $28 million and $34 million for the nine months ended September 30, 2011 and 2010, respectively.

        Net charge-offs on residential first mortgage TDRs were approximately $84 million and $60 million for the nine months ended September 30, 2011 and 2010, respectively.

        Net charge-offs on home equity TDRs were approximately $31 million and $30 million for the nine months ended September 30, 2011 and 2010.

        Net charge-offs on other consumer TDRs were approximately $4 million and $5 million for the nine months ended September 30, 2011 and 2010.

Refer to Note 3 to the consolidated financial statements for detailed information related to identification of TDRs, including the impact of new accounting literature adopted for third quarter 2011 financial reporting, the related impact on the allowance for loan losses, loans modified in a TDR during the period, and loans which defaulted during the period which were modified in a TDR during the previous twelve months.

NON-PERFORMING ASSETS

Non-performing assets are summarized as follows:

Table 10—Non-Performing Assets

	September 30 2011	December 31 2010
	(Dollars in millions)
Non-performing loans:
Commercial and industrial	$498	$467
Commercial real estate mortgage—owner occupied	668	606
Commercial real estate construction—owner occupied	27	29

Total commercial	1,193	1,102

Commercial investor real estate mortgage	829	1,265
Commercial investor real estate construction	296	452

Total investor real estate	1,125	1,717

Residential first mortgage	261	285
Home equity	131	56

Total non-performing loans, excluding loans held for sale	2,710	3,160
Non-performing loans held for sale	344	304

Total non-performing loans (1)	3,054	3,464
Foreclosed properties	337	454

Total non-performing assets (1)	$3,391	$3,918

Accruing loans 90 days past due:
Commercial and industrial	$10	$9
Commercial real estate mortgage—owner occupied	6	6
Commercial real estate construction—owner occupied	—	1

Total commercial	16	16
Commercial investor real estate mortgage	9	5
Commercial investor real estate construction	—	1

Total investor real estate	9	6
Residential first mortgage	291	359
Home equity	81	198
Indirect	1	2
Consumer credit card	11	—
Other consumer	3	4

	$412	$585

Restructured loans not included in the categories above	$2,817	$1,483

Non-performing loans (1) to loans and non-performing loans held for sale (2)	3.83%	4.17%
Non-performing assets (1) to loans, foreclosed properties and non-performing loans held for sale (2)	4.23%	4.69%

(1)	Exclusive of accruing loans 90 days past due.
(2)

Beginning in the first quarter of 2011, non-performing loans and assets ratios include non-performing loans held for sale in the denominator, in addition to portfolio loans and foreclosed properties. Prior quarters have been revised to conform to current period presentation.

Non-performing assets totaled $3.4 billion at September 30, 2011, compared to $3.9 billion at December 31, 2010. Foreclosed properties, a subset of non-performing assets, totaled $337 million and $454 million at September 30, 2011 and December 31, 2010, respectively. The decrease in non-performing assets and foreclosed properties during 2011 reflects the Company’s efforts to work through problem assets and reduce the riskiest exposures.

Management expects non-performing assets to remain elevated as compared to historical levels. Economic trends such as real estate valuations, interest rates and unemployment, as well as the level of disposition activity, will impact the future level of non-performing assets.

Loans past due 90 days or more and still accruing were $412 million at September 30, 2011, a decrease from $585 million at December 31, 2010.

At September 30, 2011, Regions had approximately $600-$700 million of potential problem commercial and investor real estate loans that were not included in non-accrual loans, but for which management had concerns as to the ability of such borrowers to comply with their present loan repayment terms. This is a likely estimate of the amount of loans that may migrate to non-accrual status in the next quarter.

In order to arrive at the estimate of potential problem loans, personnel from geographic regions forecast certain larger dollar loans that may potentially be downgraded to non-accrual at a future time, depending on the occurrence of future events. These personnel consider a variety of factors, including the borrower’s capacity and willingness to meet the contractual repayment terms, make principal curtailments or provide additional collateral when necessary, and provide current and complete financial information including global cash flow, contingent liabilities and sources of liquidity. A probability weighting is assigned to the listing of loans due to the inherent level of uncertainty related to potential actions that a borrower or guarantor may take to prevent the loan from reaching problem status. Regions assigns the probability weighting based on an assessment of the likelihood that the necessary actions required to prevent problem loan status will occur. Additionally, for other loans (for example, smaller dollar loans), a factor based on trends and experience is applied to determine the estimate of potential future downgrades. Because of the inherent uncertainty in forecasting future events, the estimate of potential problem loans ultimately represents the estimated aggregate dollar amount of loans as opposed to an individual listing of loans.

The majority of the loans on which the potential problem loan estimate is based are classified as substandard accrual. Detailed disclosures for substandard accrual loans (as well as other credit quality metrics) are included in Note 3 to the consolidated financial statements.

The following table provides an analysis of non-accrual loans (excluding loans held for sale) by portfolio segment for the nine months ended September 30, 2011:

Table 11—Analysis of Non-Accrual Loans

	Non-Accrual Loans, Excluding Loans Held for Sale Nine Months Ended September 30, 2011
	Commercial	Investor Real Estate	Consumer	Total
	(In millions)
Balance at beginning of year	$1,102	$1,717	$341	$3,160
Additions	934	1,104	58	2,096
Net payments/other activity	(239)	(293)	—	(532)
Return to accrual	(64)	(81)	—	(145)
Gross charge-offs	(343)	(256)	—	(599)
Tranfers to held for sale	(107)	(833)	(5)	(945)
Transfers to foreclosed properties	(70)	(115)	—	(185)
Sales	(20)	(118)	(2)	(140)

Balance at end of period	$1,193	$1,125	$392	$2,710

Note: In the table above, all net activity within the consumer portfolio segment other than sales and transfers to held for sale is included as a single net number within the additions line, due to the relative immateriality of consumer non-accrual loans.

LOANS HELD FOR SALE

Loans held for sale totaled $1.0 billion at September 30, 2011, consisting of $647 million of residential real estate mortgage loans, $344 million of non-performing investor real estate loans, and $21 million of substandard accruing investor real estate loans. At December 31, 2010, loans held for sale totaled $1.5 billion, consisting of $1.2 billion of residential real estate mortgage loans and $304 million of non-performing investor real estate loans. The level of residential real estate mortgage loans held for sale fluctuates depending on the timing of origination and sale to third parties.

OTHER INTEREST-EARNING ASSETS

All other interest-earning assets, which are primarily comprised of interest-bearing deposits in other banks, trading account assets, and other interest-earning assets, increased approximately $1.2 billion from year-end 2010 to September 30, 2011, primarily due to an increase in interest-bearing deposits in other banks.

GOODWILL

Goodwill totaled $5.6 billion at both September 30, 2011 and December 31, 2010 and is allocated to each of Regions’ reportable segments (each a reporting unit), at which level goodwill is tested for impairment on an annual basis or more often if events and circumstances indicate impairment may exist (refer to Note 1 “Significant Accounting Policies” to the 2010 consolidated financial statements filed on Form 10-K for the year ended December 31, 2010 for further discussion of when Regions tests goodwill for impairment).

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

	3rd Quarter 2011	2nd Quarter 2011	1st Quarter 2011	4th Quarter 2010	3rd Quarter 2010
Discount Rate	15%	15%	15%	15%	16%

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

In the fourth quarter of 2008, Regions performed its goodwill impairment tests for the Banking/Treasury reporting unit, which resulted in an implied fair value of goodwill of approximately $4.7 billion and a goodwill impairment charge of $6.0 billion. Throughout 2009 and continuing into the first half of 2010, in the Banking/Treasury reporting unit, the credit quality of Regions’ loan portfolio declined, which contributed to increased losses as well as elevated non-performing loan levels. Accordingly, Regions performed tests of goodwill for impairment during each quarter of 2010 and during the second, third and fourth quarters of 2009 in a manner consistent with the test conducted in the fourth quarter of 2008. Regions has continued to perform its goodwill impairment tests during the first three quarters of 2011 primarily due to the market capitalization remaining below book value. The long-term fair value of equity was determined using both income and market approaches (discussed in Note 5 “Goodwill”). The results of these calculations continued to indicate that the fair value of the Banking/Treasury reporting unit was less than its carrying amount. As of September 30, 2011, the carrying amount and fair value of the Banking/Treasury reporting unit were $11.9 billion and $7.7 billion, respectively, while the carrying amount of goodwill for the reporting unit was $4.7 billion. Therefore, Step Two of the goodwill impairment test was performed. In Step Two, the fair values of the reporting unit’s assets and liabilities, including the loan portfolio, intangible assets, time deposits, debt, and other assets and liabilities were calculated. Once the fair values were determined, deferred tax adjustments were calculated as applicable. The after-tax effects of the Step Two adjustments, which were primarily write-downs of assets to fair value, exceeded any reductions in the value of common equity determined in Step One; accordingly the calculation of implied goodwill exceeded its carrying amount. Therefore, the results were no impairment for the Banking/Treasury reporting unit, whose implied fair value of goodwill exceeded its carrying amount by approximately 24 percent as of September 30, 2011, down from 33 percent at June 30, 2011. Since the third quarter of 2009, the fair values of net assets and liabilities of the Banking/Treasury reporting unit have increased faster than the fair value of equity of this reporting unit. Should the fair values of net assets continue to increase more rapidly than the fair value of this reporting unit, goodwill could be impaired in future periods.

During the third quarter of 2011, Regions experienced a significant decline in market capitalization relative to the second quarter of 2011. The large-cap banking sector also experienced a decline in market capitalization albeit not as significant as that of Regions. This resulted in price-to-tangible book values declining and resulted in an overall value conclusion for the Banking/Treasury reporting unit that would be indicative of a distressed sale in the public company method. Accordingly, Regions increased the control premium utilized in the public company method from 30 percent to 60 percent. A control premium of 60 percent and 30 percent result in an implied fair value of goodwill that exceeds the book value of goodwill by 24 percent and 15 percent, respectively.

Specific factors as of the date of filing the financial statements that could negatively impact the assumptions used in assessing goodwill for impairment include: a protracted decline in the Company’s market capitalization; disparities in the level of fair value changes in net assets compared to equity; adverse business trends resulting from litigation and/or regulatory actions; higher loan losses; lengthened forecasts of higher unemployment relative to pre-crisis levels beyond 2013; future increased minimum regulatory capital requirements above current thresholds (refer to Note 13 “Regulatory Capital Requirements and Restrictions” to the 2010 consolidated financial statements filed on Form 10-K for the year ended December 31, 2010 for a discussion of current minimum regulatory requirements); future federal rules and regulations resulting from the Dodd-Frank Act; and/or a protraction in the current low level of interest rates beyond 2013.

The following tables present an analysis of independent changes in market factors or significant assumptions that could adversely impact the carrying balance of goodwill in the Banking/Treasury reporting unit and the outcome of the Step One tests for the Investment Banking/Brokerage/Trust reporting units:

Table 12—Goodwill Sensitivity

Impact to the Carrying Value of Goodwill Banking/Treasury Reporting Unit
Change in Discount Rate	Estimated Amount of Impairment
	(In millions)
+ 2%	$	(a )
+ 3%		(403)
+ 4%		(747)

Change in Tangible Book Value Mulipliers (b)
- 50%	$	(a )

Improvement in Loan Fair Values
+ 2.3 Percentage Points	$	(a )
+ 3 Percentage Points		(347)
+ 4 Percentage Points		(831)

(a)	Represents the point at which the implied fair value of goodwill would approximate its carrying value.
(b)

Represents a 50 percent decline in both tangible book value multipliers of 0.7x and 1.0x for the public company method and the transaction method, respectively. The 0.7x multiplier for the public company method is before the 60 percent control premium utilized for this metric. See Note 5 for further details.

Impact to Step One Conclusion Investment Banking/Brokerage/Trust and Insurance Reporting Units
Impact of Change
Change in Discount Rate	Investment Banking/ Brokerage/Trust	Insurance
+ 1%	Pass	Pass
+ 2%	Fail	Pass
+ 3%	Fail	Pass

Change in Market Approach Mulipliers (c) (d)
- 10%	Pass	Pass
- 20%	Pass	Pass
- 30%	Fail	Pass
- 40%	Fail	Pass

(c)

For Investment Banking/Brokerage/Trust, represents the percent decline in both tangible book value multipliers of 1.6x and 2.1x for the public company method and the transaction method, respectively. The 1.6x multiplier for the public company method is before the 30 percent control premium utilized for this metric. See Note 5 for further details.

(d)

For Insurance, represents the percent decline in the 15.3x multiplier for the last twelve months of net income and is before the 30 percent control premium utilized for this metric. See Note 5 for further details.

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

FORECLOSED PROPERTIES

The following table summarizes foreclosed properties activity as follows:

Table 13—Foreclosed Properties

	Nine Months Ended September 30
	2011	2010
	(In millions)
Balance at beginning of period	$454	$607
Transfer from loans	414	496
Valuation adjustments	(90)	(119)
Foreclosed property sold	(398)	(470)
Payments and other	(43)	(53)

	(117)	(146)

Balance at end of period	$337	$461

Note: Approximately 60 percent of the ending balances as of both September 30, 2011 and 2010, relates to properties transferred in to foreclosed properties during the corresponding calendar year.

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

The following table summarizes deposits by category:

Table 14—Deposits

	September 30 2011	December 31 2010
	(In millions)
Non-interest-bearing demand	$28,296	$25,733
Savings accounts	5,155	4,668
Interest-bearing transaction accounts	18,317	13,423
Money market accounts—domestic	23,284	27,420
Money market accounts—foreign	423	569

Low-cost deposits	75,475	71,813
Time deposits	20,455	22,784

Customer deposits	95,930	94,597
Corporate treasury time deposits	8	17

Total deposits	$95,938	$94,614

Total deposits at September 30, 2011 increased approximately $1.3 billion compared to year-end 2010 levels. The overall increase in deposits was primarily driven by an increase in non-interest-bearing demand accounts and interest-bearing transaction accounts. This increase was partially offset by a decrease in money market accounts and time deposits. Regions continued to focus on shifting the overall deposit mix toward low-cost deposits, particularly non-interest bearing demand.

SHORT-TERM BORROWINGS

The following is a summary of short-term borrowings:

Table 15—Short-Term Borrowings

	September 30 2011	December 31 2010
	(In millions)
Company funding sources:
Federal funds purchased	$14	$19
Securities sold under agreements to repurchase	504	763
Federal Home Loan Bank advances	—	500
Treasury, tax and loan notes	88	118
Other short-term borrowings	33	95

	639	1,495

Customer-related borrowings:
Securities sold under agreements to repurchase	1,451	1,934
Brokerage customer position liabilities	454	324
Short-sale liability	334	174
Customer collateral	65	10

	2,304	2,442

	$2,943	$3,937

COMPANY FUNDING SOURCES

Federal funds purchased and securities sold under agreements to repurchase used for funding purposes totaled $518 million at September 30, 2011 compared to $782 million at December 31, 2010. The level of these borrowings can fluctuate significantly on a day-to-day basis, depending on funding needs and which sources of funds are used to satisfy those needs. All such arrangements are considered typical of the banking and brokerage industries and are accounted for as borrowings.

As another source of funding, the Company utilizes short-term borrowings through the issuance of Federal Home Loan Bank (“FHLB”) advances. FHLB borrowings are used to satisfy short-term borrowing requirements and can also fluctuate between periods. There were no short-term FHLB borrowings outstanding at September 30, 2011, compared to $500 million at December 31, 2010. See the “Liquidity” section for discussion of Regions’ borrowing capacity with the FHLB.

Treasury, tax and loan notes consist of borrowings from the Federal Reserve Bank. At September 30, 2011, Regions had $88 million outstanding under this program, compared to $118 million at December 31, 2010. See the “Liquidity” section for further detail of Regions’ borrowing capacity with the Federal Reserve Bank.

Other short-term borrowings are related to Morgan Keegan and include borrowings under certain lines of credit that Morgan Keegan maintains with unaffiliated banks totaling $33 million and $95 million at September 30, 2011 and December 31, 2010, respectively. The lines of credit provide for maximum borrowings of $585 million as of September 30, 2011.

Selected data for short-term borrowings used for funding purposes for the quarter ended September 30, 2011 is presented below:

(Dollars in millions)
Federal funds purchased:
Balance at quarter-end	$14
Average outstanding (based on average daily balances)	17
Maximum amount outstanding at any month-end during the quarter	17
Weighted-average interest rate at quarter-end	0.2%
Weighted-average interest rate on amounts outstanding during the quarter (based on average daily balances)	0.1%
Securities sold under agreements to repurchase:
Balance at quarter-end	$504
Average outstanding (based on average daily balances)	253
Maximum amount outstanding at any month-end during the quarter	504
Weighted-average interest rate at quarter-end	0.1%
Weighted-average interest rate on amounts outstanding during the quarter (based on average daily balances)	0.2%

CUSTOMER-RELATED BORROWINGS

Repurchase agreements are also offered as commercial banking products as short-term investment opportunities for customers. The balance totaled $1.5 billion at September 30, 2011 and $1.9 billion at December 31, 2010. The level of these borrowings can fluctuate significantly on a day-to-day basis.

Regions, through Morgan Keegan, maintains two types of liabilities for its brokerage customers that are classified as short-term borrowings since Morgan Keegan pays its customers interest related to these liabilities. The brokerage customer position liability represents liquid funds in customers’ brokerage accounts. The short-sale liability represents traditional obligations to deliver to customers securities at a predetermined date and price. Balances due to brokerage customers totaled $454 million at September 30, 2011 compared to $324 million at December 31, 2010. The short-sale liability was $334 million at September 30, 2011 compared to $174 million at December 31, 2010. The balances of these liabilities fluctuate frequently based on customer activity.

Customer collateral increased $55 million to $65 million at September 30, 2011 from $10 million at December 31, 2010. This balance includes cash collateral posted by customers related to derivative transactions by swap customers of Morgan Keegan.

LONG-TERM BORROWINGS

Long-term borrowings are summarized as follows:

Table 16—Long-Term Borrowings

	September 30 2011	December 31 2010
	(In millions)
Regions Financial Corporation (Parent):
LIBOR floating rate senior notes due June 2012	$350	$350
4.875% senior notes due April 2013	249	249
7.75% senior notes due November 2014	693	692
5.75% senior notes due June 2015	496	495
7.75% subordinated notes due March 2011	—	502
7.00% subordinated notes due March 2011	—	500
6.375% subordinated notes due May 2012	600	599
7.75% subordinated notes due September 2024	100	100
6.75% subordinated debentures due November 2025	162	162
7.375% subordinated notes due December 2037	300	300
6.625% junior subordinated notes due May 2047	498	498
8.875% junior subordinated notes due June 2048	345	345
Other long-term debt	6	7
Valuation adjustments on hedged long-term debt	103	108

	3,902	4,907

Regions Bank:
Federal Home Loan Bank structured advances	—	200
Other Federal Home Loan Bank advances	1,915	3,515
3.25% senior bank notes due December 2011	2,000	2,000
4.85% subordinated notes due April 2013	496	494
5.20% subordinated notes due April 2015	347	347
7.50% subordinated notes due May 2018	750	750
6.45% subordinated notes due June 2037	497	497
Other long-term debt	175	376
Valuation adjustments on hedged long-term debt	58	104

	6,238	8,283

	$10,140	$13,190

Long-term borrowings decreased approximately $3.1 billion since year-end 2010 due primarily to the maturing of approximately $1.0 billion of subordinated notes at the parent level during the first nine months of 2011. Approximately $1.8 billion of FHLB advances and $200 million of other long-term debt at the bank level also matured during the first nine months of 2011. FHLB structured advances are convertible quarterly at the option of the FHLB. The convertible feature provides that after a specified date in the future, the advances will remain at a fixed rate, or Regions will have the option to either pay off the advance or convert from a fixed rate to a variable rate based on the LIBOR index. The FHLB structured advances had weighted-average interest rates of 2.5% at December 31, 2010. Other FHLB advances have a weighted-average interest rate of 1.0% at both September 30, 2011 and December 31, 2010, respectively, with maturities ranging from one to twenty years.

STOCKHOLDERS’ EQUITY

Stockholders’ equity was $17.3 billion at September 30, 2011 compared to $16.7 billion at December 31, 2010. During the first nine months of 2011, net income increased stockholders’ equity by $333 million, while cash dividends declared for common stock reduced equity by $39 million. Preferred dividends and accretion reduced equity by $160 million and changes in accumulated other comprehensive income, primarily related to market valuation adjustments related to available for sale securities and derivatives, increased equity by $352 million.

Regions’ ratio of stockholders’ equity to total assets was 13.30 percent at September 30, 2011, compared to 12.64 percent at December 31, 2010. Regions’ ratio of tangible common stockholders’ equity to tangible assets was 6.48 percent at September 30, 2011, compared to 6.04 percent at December 31, 2010 (see Table 19 “GAAP to Non-GAAP Reconciliation” for further discussion).

See Note 6 “Stockholders’ Equity and Comprehensive Income (Loss)” for further information related to common shares available for repurchase and dividends.

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

The minimum standard for the ratio of total capital to risk-weighted assets is 8 percent. At least 50 percent of that capital level must consist of common equity, undivided profits and non-cumulative perpetual preferred stock, senior perpetual preferred stock issued to the U.S. Treasury under the Capital Purchase Program (“CPP”), minority interests relating to qualifying common or noncumulative perpetual preferred stock issued by a consolidated U.S. depository institution or foreign bank subsidiary, less goodwill, deferred tax assets and certain other intangibles (“Tier 1 capital”). The remainder (“Tier 2 capital”) may consist of a limited amount of other preferred stock, mandatorily convertible securities, subordinated debt, and a limited amount of the allowance for loan losses. The sum of Tier 1 capital and Tier 2 capital is “total risk-based capital” or total capital. However, under the Collins Amendment, which was passed as a section of the Dodd-Frank Act, trust preferred securities will be eliminated as an element of Tier 1 capital. This disallowance of trust preferred securities will be phased in from January 1, 2013 to January 1, 2016. Debt or equity instruments issued to the Federal government as part of the CPP are exempt from the Collins Amendment. As of September 30, 2011, Regions had $846 million of trust preferred securities that are subject to the Collins Amendment and $3.5 billion of preferred equity that is exempt from the Collins Amendment.

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

In recent years, banking regulators began supplementing their assessment of the capital adequacy of a bank based on a variation of Tier 1 capital, known as Tier 1 common equity. While not codified, analysts and banking regulators have assessed Regions’ capital adequacy using the tangible common stockholders’ equity and/or the Tier 1 common equity measure. Because tangible common stockholders’ equity and Tier 1 common equity are not formally defined by GAAP or codified in the federal banking regulations, these measures are considered to be non-GAAP financial measures and other entities may calculate them differently than Regions’ disclosed calculations (see Table 19 “GAAP to Non-GAAP Reconciliations” for further details).

Regions is evaluating the anticipated impact of Basel III, which will begin in 2013 and is expected to be fully phased-in on January 1, 2019. The Company’s estimated Tier 1 common and Tier 1 capital ratios as of September 30, 2011, based on Regions’ current understanding of the guidelines, were approximately 7.7 and 11.3 percent, respectively, above the Basel III minimums of 7 percent for Tier 1 common and 8.5 percent for Tier 1 capital. Based on Regions’ understanding of the calculation for the liquidity coverage ratio under Basel III, Regions currently meets the requirement due to the Company’s current cash and investment positions. Should Regions’ cash position or investment mix change in the future, Regions’ ability to meet the liquidity coverage ratio may be impacted. Additionally, there is still need for clarification of the Basel III rules as well as interpretation and implementation by U.S. banking regulators, so the ultimate impact of Basel III on Regions is not completely known at this point. Because the Basel III capital calculations are not formally defined by GAAP and are not currently codified in the federal banking regulations, these measures are considered to be non-GAAP financial measures, and other entities may calculate them differently than Regions’ disclosed calculations (see Table 19 “GAAP to Non-GAAP Reconciliations” for further details).

See the “Supervision and Regulation—Capital Requirements” subsection of the “Business” section and the “Risk Factors” section of Regions’ Annual Report on Form 10-K for the year ended December 31, 2010 for more information.

The following chart summarizes the applicable holding company and bank regulatory capital requirements. Regions’ capital ratios at September 30, 2011 and December 31, 2010 exceeded all regulatory requirements.

Table 17—Regulatory Capital Requirements

	September 30, 2011 Ratio	December 31, 2010 Ratio	To Be Well Capitalized
Tier 1 common (non-GAAP):
Regions Financial Corporation	8.16%	7.85%	NA (1)
Tier 1 capital:
Regions Financial Corporation	12.84%	12.40%	6.00%
Regions Bank	12.36	11.68	6.00
Total capital:
Regions Financial Corporation	16.53%	16.35%	10.00%
Regions Bank	15.46	14.93	10.00
Leverage:
Regions Financial Corporation	9.67%	9.30%	5.00%
Regions Bank	9.40	8.85	5.00

(1)	The Board of Governors of the Federal Reserve System has proposed 5% as the level of Tier 1 common capital sufficient to withstand adverse economic conditions.

LIQUIDITY

GENERAL

Liquidity is an important factor in the financial condition of Regions and affects Regions’ ability to meet the borrowing needs and deposit withdrawal requirements of its customers. Regions intends to fund obligations primarily through cash generated from normal operations. In addition to these obligations, Regions has obligations related to potential litigation contingencies. See Note 13 “Commitments and Contingencies” to the consolidated financial statements for additional discussion of the Company’s funding requirements.

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

In order to ensure an appropriate level of liquidity is maintained, Regions performs specific procedures including scenario analyses and stress testing at the bank, holding company, and affiliate levels. Regions’ policy is to maintain a sufficient level of funding to meet projected cash needs, including all debt service and maturities, for the subsequent two years at the parent company and acceptable periods for the bank and other affiliates. The Company’s current non-investment grade credit ratings make access to short-term unsecured funding markets unreliable; therefore, the Company’s funding and contingency planning does not currently include any reliance on unsecured sources.

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

Maturities in the loan portfolio also provide a steady flow of funds. Additional funds are provided from payments on consumer loans and one-to-four family residential first mortgage loans. In addition, liquidity needs can also be met by borrowing funds in state and national money markets. Historically, Regions’ liquidity has been enhanced by its relatively stable customer deposit base. During 2010 and 2011, Regions’ customer base grew substantially in response to competitive offers and customers’ desire to lock-in rates in the falling rate environment, as well as the introduction of new consumer and business checking products.

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

Due to the potential for uncertainty and inconsistency in the unsecured funding markets, Regions has been maintaining higher levels of cash liquidity by depositing excess cash with the Federal Reserve Bank, which is the primary component of the balance sheet line item, “interest-bearing deposits in other banks.” At September 30, 2011, Regions had over $5.9 billion in excess cash on deposit with the Federal Reserve. Regions’ borrowing availability with the Federal Reserve Bank as of September 30, 2011, based on assets available for collateral at that date, was $19.3 billion.

Regions periodically accesses funding markets through sales of securities with agreements to repurchase. Repurchase agreements are also offered through a commercial banking sweep product as a short-term investment opportunity for customers. All such arrangements are considered typical of the banking and brokerage industries and are accounted for as borrowings.

Regions’ financing arrangement with FHLB Atlanta adds additional flexibility in managing its liquidity position. As of September 30, 2011, Regions’ borrowing availability from FHLB Atlanta totaled $4.0 billion.

FHLB borrowing capacity is contingent on the amount of collateral pledged to the FHLB. Regions Bank and its subsidiaries have pledged certain residential first mortgage loans on one-to-four family dwellings and home equity lines of credit as collateral for the FHLB advances outstanding. Additionally, investment in FHLB stock is required in relation to the level of outstanding borrowings. Regions held $282 million in FHLB stock at September 30, 2011. The FHLB has been and is expected to continue to be a reliable and economical source of funding.

In February 2010, Regions filed a shelf registration statement with the U.S. Securities and Exchange Commission. This shelf registration does not have a capacity limit and can be utilized by Regions to issue various debt and/or equity securities. The registration statement will expire in February 2013.

Regions’ Bank Note program allows Regions Bank to issue up to $20 billion aggregate principal amount of bank notes outstanding at any one time. No issuances have been made under this program as of September 30, 2011. Notes issued under the program may be senior notes with maturities from 30 days to 15 years and subordinated notes with maturities from 5 years to 30 years. These notes are not deposits and they are not insured or guaranteed by the FDIC. Regions may, from time to time, consider opportunistically retiring outstanding issued securities, including subordinated debt, trust preferred securities and preferred shares in privately negotiated or open market transactions for cash or common shares. Regulatory approval would be required for retirement of some instruments.

Morgan Keegan maintains certain lines of credit with unaffiliated banks to manage liquidity in the ordinary course of business. See the “Short-Term Borrowings” section for further detail.

RATINGS

During the first nine months of 2011, the only rating action taken occurred on August 5, 2011 when Standard & Poor’s (“S&P”) affirmed their current ratings for Regions Financial Corporation and Regions Bank and revised their outlook to stable from negative. Throughout 2010, Regions experienced rating actions by S&P, Moody’s Investors Service (“Moody’s”), Fitch Ratings (“Fitch”) and Dominion Bond Rating Service (“DBRS”). The agencies downgraded obligations of Regions Financial Corporation and Regions Bank.

At September 30, 2011, S&P and Moody’s credit ratings for Regions Financial Corporation were below investment grade. For Regions Bank, Moody’s credit ratings were below investment grade. Also, Moody’s, Fitch, and DBRS continue to have negative outlooks for Regions Financial Corporation and Regions Bank.

Table 18 “Credit Ratings” reflects the current debt ratings information of Regions Financial Corporation and Regions Bank by S&P, Moody’s, Fitch and DBRS.

Table 18—Credit Ratings

As of September 30, 2011 and December 31, 2010
	S&P	Moody’s	Fitch	DBRS
Regions Financial Corporation
Senior notes	BB+	Ba3	BBB-	BBB
Subordinated notes	BB	B1	BB+	BBBL
Junior subordinated notes	B	B2	BB	BBBL
Regions Bank
Short-term debt	A-3	NP*	F3	R-2H
Long-term bank deposits	BBB-	Ba1	BBB	BBBH
Long-term debt	BBB-	Ba2	BBB-	BBBH
Subordinated debt	BB+	Ba3	BB+	BBB
Outlook
September 30, 2011	Stable	Negative	Negative	Negative
December 31, 2010	Negative	Negative	Negative	Negative

*	Not Prime

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

OPERATING RESULTS

The table below presents computations of earnings and certain other financial measures including “efficiency ratio”, “return on average tangible common stockholders’ equity”, end of period “tangible common stockholders’ equity”, “Tier 1 common equity”, and “Basel III ratios”, all of which are non-GAAP. The regulatory charge and related tax benefit is included in accordance with generally accepted accounting principles (GAAP). Regions believes that the exclusion of the regulatory charge and related tax benefit in expressing earnings and certain other financial measures provides a meaningful base for period-to-period comparisons which management believes will assist investors in analyzing the operating results of the Company and predicting future performance. These non-GAAP financial measures are also used by management to assess the performance of Regions’ business because management does not consider the regulatory charge and related tax benefit to be relevant to ongoing operating results. Management and the Board of Directors utilize these non-GAAP financial measures as follows:

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

The efficiency ratio, which is a measure of productivity, is generally calculated as non-interest expense divided by total revenue on a fully taxable-equivalent basis. Management uses the efficiency ratio to monitor performance and believes this measure provides meaningful information to investors. Non-interest expense (GAAP) is presented excluding certain adjustments to arrive at adjusted non-interest expense (non-GAAP), which is the numerator for the efficiency ratio. Net interest income on a fully-taxable equivalent basis (GAAP) and non-interest income (GAAP) are added together to arrive at total revenue. Adjustments are made to arrive at adjusted total revenue (non-GAAP), which is the denominator for the efficiency ratio. Regions believes that the exclusion of these adjustments provides a meaningful base for period-to-period comparisons, which management believes will assist investors in analyzing the operating results of the Company and predicting future performance. These non-GAAP financial measures are also used by management to assess the performance of Regions’ business. It is possible that the activities related to the adjustments may recur; however, management does not consider the activities related to the adjustments to be indications of ongoing operations. Regions believes that presentation of these non-GAAP financial measures will permit investors to assess the performance of the Company on the same basis as that applied by management.

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

Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied and are not audited. To mitigate these limitations, Regions has policies and procedures in place to identify and address income and/or expenses that qualify for non-GAAP presentation, including authorization and system controls to ensure accurate period to period comparisons. Although these non-GAAP financial measures are frequently used by stakeholders in the evaluation of a company, they have limitations as analytical tools, and should not be considered in isolation, or as a substitute for analyses of results as reported under GAAP. In particular, a measure of earnings that excludes the regulatory charge and the related tax benefit does not represent the amount that effectively accrues directly to stockholders (i.e. the regulatory charge is a reduction in earnings and stockholders’ equity).

The following tables provide: 1) a reconciliation of net income (loss) available to common shareholders (GAAP) to net income (loss) available to common shareholders, excluding regulatory charge and related tax benefit (non-GAAP), 2) a reconciliation of non-interest expense (GAAP) to adjusted non-interest expense (non-GAAP), 3) a reconciliation of non-interest income (GAAP) to adjusted non-interest income (non-GAAP), 4) a computation of adjusted total revenue (non-GAAP), 5) a computation of the efficiency ratio (non-GAAP), 6) a computation of return on average assets, excluding regulatory charge and related tax benefit (non-GAAP), 7) a reconciliation of average and ending stockholders’ equity (GAAP) to average and ending tangible common stockholders’ equity (non-GAAP) and calculations of related ratios, 8) a reconciliation of stockholders’ equity (GAAP) to Tier 1 capital (regulatory) and to Tier 1 common equity (non-GAAP) and calculations of related ratios, and 9) a reconciliation of stockholders’ equity (GAAP) to Basel III Tier 1 capital (non-GAAP), Basel III total capital (non-GAAP) and Basel III Tier 1 common (non-GAAP) and calculations of related ratios.

Table 19—GAAP to Non-GAAP Reconciliations

		Three Months Ended September 30		Nine Months Ended September 30
		2011	2010	2011	2010
		(Dollars in millions, except per share data)
INCOME (LOSS)
Net income (loss) (GAAP)		$155	$(155)	$333	$(628)
Preferred dividends and accretion (GAAP)		(54)	(54)	(160)	(171)

Net income (loss) available to common shareholders (GAAP)	A	101	(209)	173	(799)
Regulatory charge		—	—	—	200
Income tax benefit related to regulatory charge		—	—	(44)	—

Net income (loss) available to common shareholders, excluding regulatory charge and related tax benefit (non-GAAP)	B	$101	$(209)	$129	$(599)

EFFICIENCY RATIO
Non-interest expense (GAAP)		$1,066	$1,163	$3,431	$3,719
Significant items:
Regulatory charge		—	—	—	(200)
Loss on early extinguishment of debt		—	—	—	(53)
Securities impairment, net		—	(1)	—	(2)
Branch consolidation and property and equipment charges		—	—	(77)	(8)

Adjusted non-interest expense (non-GAAP)	C	$1,066	$1,162	$3,354	$3,456

Net interest income, taxable-equivalent basis (GAAP)		$866	$876	$2,610	$2,578
Non-interest income (GAAP)		745	750	2,369	2,318
Significant items:
Securities (gains) losses, net		1	(2)	(105)	(61)
Leveraged lease termination (gains) losses, net		2	—	2	(19)
Loss on sale of mortgage loans		—	—	3	—

Adjusted non-interest income (non-GAAP)		748	748	2,269	2,238

Adjusted total revenue (non-GAAP)	D	$1,614	$1,624	$4,879	$4,816

Efficiency ratio (non-GAAP)	C/D	66.01%	71.58%	68.74%	71.76%

RETURN ON AVERAGE ASSETS
Average assets (GAAP)	E	$129,759	$133,729	$130,545	$136,838
Return on average assets (GAAP) (1)	A/E	0.31%	(0.62%)	0.18%	(0.78%)

Return on average assets, excluding regulatory charge and related tax benefit (non-GAAP) (1)	B/E	0.31%	(0.62%)	0.13%	(0.59%)

RETURN ON AVERAGE TANGIBLE COMMON STOCKHOLDERS’ EQUITY
Average stockholders’ equity (GAAP)		$17,069	$17,382	$16,851	$17,578
Less: Average intangible assets (GAAP)		5,998	5,989	5,947	6,018
Average deferred tax liability related to intangibles (GAAP)		(224)	(250)	(230)	(257)
Average preferred equity (GAAP)		3,402	3,364	3,393	3,514

Average tangible common stockholders’ equity (non-GAAP)	F	$7,893	$8,279	$7,741	$8,303

Return on average tangible common stockholders’ equity (non-GAAP) (1)	A/F	5.05%	(10.00%)	2.99%	(12.87%)

Return on average tangible common stockholders’ equity, excluding regulatory charge and related tax benefit (non-GAAP) (1)	B/F	5.05%	(10.00%)	2.23%	(9.65%)

		September 30 2011	December 31 2010	September 30 2010
TANGIBLE COMMON RATIOS
Ending stockholders’ equity (GAAP)		$17,263	$16,734	$17,163
Less: Ending intangible assets (GAAP)		6,039	5,946	5,975
Ending deferred tax liability related to intangibles (GAAP)		(220)	(240)	(246)
Ending preferred equity (GAAP)		3,409	3,380	3,370

Ending tangible common stockholders’ equity (non-GAAP)	G	$8,035	$7,648	$8,064

Ending total assets (GAAP)		$129,762	$132,351	$133,498
Less: Ending intangible assets (GAAP)		6,039	5,946	5,975
Ending deferred tax liability related to intangibles (GAAP)		(220)	(240)	(246)

Ending tangible assets (non-GAAP)	H	$123,943	$126,645	$127,769

End of period shares outstanding	I	1,259	1,256	1,256
Tangible common stockholders’ equity to tangible assets (non-GAAP)	G/H	6.48%	6.04%	6.31%

Tangible common book value per share (non-GAAP)	G/I	$6.38	$6.09	$6.42

TIER 1 COMMON RISK-BASED RATIO (2)
Stockholders’ equity (GAAP)		$17,263	$16,734	$17,163
Accumulated other comprehensive (income) loss		(92)	260	(208)
Non-qualifying goodwill and intangibles		(5,649)	(5,706)	(5,729)
Disallowed deferred tax assets		(506)	(424)	(427)
Disallowed servicing assets		(36)	(27)	(20)
Qualifying non-controlling interests		92	92	92
Qualifying trust preferred securities		846	846	846

Tier 1 capital (regulatory)		11,918	11,775	11,717
Qualifying non-controlling interests		(92)	(92)	(92)
Qualifying trust preferred securities		(846)	(846)	(846)
Preferred stock		(3,409)	(3,380)	(3,370)

Tier 1 common equity (non-GAAP)	J	$7,571	$7,457	$7,409

Risk-weighted assets (regulatory)	K	$92,786	$94,966	$97,088
Tier 1 common risk-based ratio (non-GAAP)	J/K	8.16%	7.85%	7.63%

BASEL III RATIOS
Stockholders’ equity (GAAP)		$17,263
Non-qualifying goodwill and intangibles (3)		(5,820)
Adjustments, including other comprehensive income related to cash flow hedges, disallowed deferred tax assets, threshold deductions and other adjustments		(809)

		10,634
Qualifying non-controlling interests		4

Basel III tier 1 capital (non-GAAP)	L	10,638
Basel III qualifying subordinated debt and redeemable preferred stock		2,993
Allowance for loan and lease losses includible in Tier 2 capital		1,181

Basel III total capital (non-GAAP)	M	14,812

Basel III tier 1 capital (non-GAAP)		10,638
Preferred stock		(3,409)
Qualifying non-controlling interests		(4)

Basel III tier 1 common (non-GAAP)	N	$7,225

Basel I risk-weighted assets (regulatory)		92,786
Basel III risk-weighted assets (non-GAAP) (4)	O	94,389
Basel III tier 1 capital ratio (non-GAAP)	L/O	11.27%

Basel III total capital ratio (non-GAAP)	M/O	15.69%

Basel III tier 1 common ratio (non-GAAP)	N/O	7.65%

(1)	Income statement amounts have been annualized in calculation.
(2)	Current quarter amount and the resulting ratio is estimated.
(3)	Under Basel III, regulatory capital must be reduced by purchased credit card relationship intangible assets. These assets are partially allowed in Basel I capital.
(4)

Regions continues to develop systems and internal controls to precisely calculate risk-weighted assets as required by Basel III. The amount included above is a reasonable approximation, based on Regions’ understanding of the requirements.

NET INTEREST INCOME

The following table presents an analysis of net interest income/margin for the three months ended September 30, 2011 and 2010:

Table 20—Consolidated Average Daily Balances and Yield/Rate Analysis

	Three Months Ended September 30
	2011			2010
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(Dollars in millions; yields on taxable-equivalent basis)
Assets
Interest-earning assets:
Federal funds sold and securities purchased under agreements to resell	$214	$—	—%	$1,096	$1	0.36%
Trading account assets	1,181	6	2.02	1,214	9	2.94
Securities:
Taxable	24,100	177	2.91	23,863	214	3.56
Tax-exempt	31	—	—	39	—	—
Loans held for sale	847	7	3.28	1,213	10	3.27
Loans, net of unearned income (1)(2)	80,513	875	4.31	85,616	926	4.29
Other interest-earning assets	6,933	7	0.40	4,308	6	0.55

Total interest-earning assets	113,819	1,072	3.74	117,349	1,166	3.94
Allowance for loan losses	(3,150)			(3,223)
Cash and due from banks	2,212			2,059
Other non-earning assets	16,878			17,544

	$129,759			$133,729

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Savings accounts	$5,148	1	0.08	$4,517	1	0.09
Interest-bearing transaction accounts	16,651	7	0.17	13,606	7	0.20
Money market accounts	24,571	18	0.29	28,088	22	0.31
Time deposits	21,369	86	1.40	25,161	137	2.16

Total interest-bearing deposits (3)	67,739	112	0.66	71,372	167	0.93
Federal funds purchased and securities sold under agreements to repurchase	1,823	—	—	2,176	1	0.18
Other short-term borrowings	816	1	0.49	866	2	0.92
Long-term borrowings	10,786	93	3.42	14,878	120	3.20

Total interest-bearing liabilities	81,164	206	1.01	89,292	290	1.29

Net interest spread			2.73			2.65

Non-interest-bearing deposits (3)	28,408			23,706
Other liabilities	3,118			3,349
Stockholders’ equity	17,069			17,382

	$129,759			$133,729

Net interest income/margin on a taxable-equivalent basis (4)		$866	3.02%		$876	2.96%

Notes:

(1)	Loans, net of unearned income include non-accrual loans for all periods presented.
(2)	Interest income includes net loan fees of $7 million and $6 million for the three months ended September 30, 2011 and 2010, respectively.
(3)

Total deposit costs may be calculated by dividing total interest expense on deposits by the sum of interest-bearing deposits and non-interest bearing deposits. The rates for total deposit costs equal 0.46% and 0.70% for the three months ended September 30, 2011 and 2010, respectively.

(4)	The computation of taxable-equivalent net interest income is based on the stautory federal income tax rate of 35%, adjusted for applicable state income taxes net of the related federal tax benefit.

The following table presents an analysis of net interest income/margin for the nine months ended September 30, 2011 and 2010:

Table 21—Consolidated Average Daily Balances and Yield/Rate Analysis

	Nine Months Ended September 30
	2011			2010
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(Dollars in millions; yields on taxable-equivalent basis)
Assets
Interest-earning assets:
Federal funds sold and securities purchased under agreements to resell	$273	$—	—%	$608	$2	0.44%
Trading account assets	1,178	21	2.38	1,229	31	3.37
Securities:
Taxable	24,540	592	3.23	23,845	680	3.81
Tax-exempt	31	—	—	43	1	3.11
Loans held for sale	1,156	29	3.35	1,212	27	2.98
Loans, net of unearned income (1)(2)	81,336	2,613	4.30	87,520	2,814	4.30
Other interest-earning assets	6,006	20	0.45	5,669	21	0.50

Total interest-earning assets	114,520	3,275	3.82	120,126	3,576	3.98
Allowance for loan losses	(3,186)			(3,194)
Cash and due from banks	2,208			2,116
Other non-earning assets	17,003			17,790

	$130,545			$136,838

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Savings accounts	$5,032	3	0.11	$4,404	3	0.09
Interest-bearing transaction accounts	14,605	21	0.19	14,981	26	0.23
Money market accounts	26,385	59	0.30	27,044	94	0.46
Time deposits	22,276	294	1.76	27,274	480	2.35

Total interest-bearing deposits (3)	68,298	377	0.74	73,703	603	1.09
Federal funds purchased and securities sold under agreements to repurchase	1,998	2	0.13	1,988	3	0.20
Other short-term borrowings	893	4	0.60	932	5	0.72
Long-term borrowings	11,804	282	3.19	16,067	387	3.22

Total interest-bearing liabilities	82,993	665	1.07	92,690	998	1.44

Net interest spread			2.75			2.54

Non-interest-bearing deposits (3)	27,547			23,407
Other liabilities	3,154			3,163
Stockholders’ equity	16,851			17,578

	$130,545			$136,838

Net interest income/margin on a taxable-equivalent basis (4)		$2,610	3.05%		$2,578	2.87%

Notes:

(1)	Loans, net of unearned income include non-accrual loans for all periods presented.
(2)	Interest income includes net loan fees of $36 million and $28 million for the nine months ended September 30, 2011 and 2010, respectively.
(3)

Total deposit costs may be calculated by dividing total interest expense on deposits by the sum of interest-bearing deposits and non-interest bearing deposits. The rates for total deposit costs equal 0.53% and 0.83% for the nine months ended September 30, 2011 and 2010, respectively.

(4)	The computation of taxable-equivalent net interest income is based on the statutory federal income tax rate of 35%, adjusted for applicable state income taxes net of the related federal tax benefit.

For the third quarter of 2011, net interest income (taxable-equivalent basis) totaled $866 million compared to $876 million in the third quarter of 2010. The net interest margin (taxable-equivalent basis) was 3.02 percent in the third quarter of 2011, compared to 2.96 percent during the third quarter of 2010. For the first nine months of both 2011 and 2010, net interest income (taxable equivalent basis) totaled $2.6 billion. The net interest margin (taxable-equivalent basis) was 3.05% for the first nine months of 2011, compared to 2.87% for the first nine months of 2010. Overall declines in loan balances and earning assets were more than offset by continued improvements in deposit costs, which declined 24 basis points from the third quarter of 2010 to the third quarter of 2011 and 30 basis points for the year-to-date period.

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

The primary objective of asset/liability management at Regions is to coordinate balance sheet composition with interest rate risk management to sustain a reasonable and stable net interest income throughout various interest rate cycles. In computing interest rate sensitivity for measurement, Regions compares a set of alternative interest rate scenarios to the results of a base case scenario based on “market forward rates.” The standard set of interest rate scenarios includes the traditional instantaneous parallel rate shifts of plus 100 and 200 basis points. Regions also prepares a minus 50 basis points scenario; minus 100 and 200 basis scenarios are not considered realistic in the current rate environment. Up-rate scenarios of greater magnitude are also analyzed, and are of increased importance provided that current and historic low levels of interest rates increase the relative likelihood of a rapid and substantial increase in interest rates. Regions also includes simulations of gradual interest rate movements that may more realistically mimic potential interest rate movements. These gradual scenarios include curve steepening, flattening, and parallel movements of various magnitudes phased in over a six-month period, and include rate shifts of minus 50 basis points and plus 100 and 200 basis points.

Exposure to Interest Rate Movements—As of September 30, 2011, Regions was moderately asset sensitive to both gradual and instantaneous rate shifts as compared to the base case for the measurement horizon ending

September 2012. Regions continues to observe that the pace of economic recovery is at risk of being slow, which may result in a continuation of this period of low interest rates. To partially offset the adverse impact on net interest income and net interest margin attributable to an extended period of low interest rates, Regions entered into a series of receive-fixed interest rate swaps. These instruments have a final maturity in June 2012. Until maturity of these instruments, Regions’ net interest income sensitivity is relatively neutral to movements in short-term interest rates. Therefore, the exposure reflected in the minus 50 basis points scenario primarily reflects the risk of accelerating prepayment activity as spurred by a decrease in long-term interest rates. However, the deposit repricing behavior assumed in these simulations is estimated from observed historical deposit price behavior. Given that the current environment of extremely low interest rates and high levels of balance sheet liquidity has no meaningful precedent, Regions may continue as in the past several quarters to be able to offset some of the estimated down-rate sensitivity by managing deposit costs below the simulated levels. The table below summarizes Regions’ position, and the scenarios are inclusive of all interest-rate risk hedging activities. Note that where scenarios would indicate negative interest rates, a minimum of zero is applied.

Table 22—Interest Rate Sensitivity

Gradual Change in Interest Rates	Estimated Annual Change in Net Interest Income September 30, 2011
(In millions)
+200 basis points	$301
+100 basis points	166
-50 basis points	(114)

Instantaneous Change in Interest Rates
+200 basis points	$370
+100 basis points	212
-50 basis points	(136)

Interest rate movements may also have an impact on the value of Regions’ securities portfolio, which can directly impact the carrying value of shareholders’ equity. Regions from time to time may hedge these price movements with derivatives (as discussed below). However, at September 30, 2011, Regions had no designations of hedges to mitigate price movements of securities.

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

In the normal course of business, Morgan Keegan enters into underwriting and forward commitments. As of September 30, 2011, the total notional amount of forward and future commitments was approximately $1.5 billion. Morgan Keegan typically settles its position by entering into equal but opposite contracts and, as such, the contract amounts do not necessarily represent future cash requirements. Settlement of the transactions relating to such commitments is not expected to have a material effect on Regions’ consolidated financial position. Transactions involving future settlement give rise to market risk, which represents the potential loss that can be caused by a change in the market value of a particular financial instrument. Regions’ exposure to market risk is determined by a number of factors, including the size, composition and diversification of positions held, the absolute and relative levels of interest rates, and market volatility.

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

Morgan Keegan has been an underwriter and dealer in auction rate securities. See Note 13 “Commitments and Contingencies” to the consolidated financial statements for more details regarding regulatory action related to Morgan Keegan auction rate securities. As of September 30, 2011, customers of Morgan Keegan owned approximately $3 million of auction rate securities, and Morgan Keegan held approximately $139 million of auction rate securities on its balance sheet.

To manage trading risks arising from interest rate and equity price risks, the Company uses a Value at Risk (“VAR”) model along with other risk management methods to measure the potential fair value the Company could lose on its trading positions given a specified statistical confidence level and time-to-liquidate time horizon. The end-of-period VAR was approximately $1 million at both September 30, 2011 and December 31, 2010. Maximum daily VAR utilization during the third quarter of 2011 was approximately $1 million and average daily VAR during the same period was approximately $1 million.

PROVISION FOR LOAN LOSSES

The provision for loan losses is used to maintain the allowance for loan losses at a level that in management’s judgment is appropriate to absorb probable losses inherent in the portfolio at the balance sheet date. The provision for loan losses totaled $355 million in the third quarter of 2011 compared to $760 million during the third quarter of 2010. The provision for loan losses totaled $1.2 billion for the nine months ended September 30, 2011 compared to $2.2 billion for the first nine months of 2010. Net charge-offs as a percentage of average loans (annualized) were 2.53 percent and 3.22 percent in the first nine months of 2011 and 2010, respectively. Net charge-off ratios were lower across most major categories, period over period. Investor real estate losses continue to be the largest contributor to net charge-offs. In addition to lower levels of net charge-offs, credit quality metrics generally improved, including lower levels of non-accrual, criticized and classified loans as well as delinquencies. Net charge-offs exceeded provision for loan losses for the third quarter of 2011, primarily resulting from the allowance associated with the loans transferred to held for sale, as well as improving consumer credit metrics.

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

Table 23—Non-Interest Income

	Three Months Ended September 30
	2011	2010
	(In millions)
Service charges on deposit accounts	$310	$294
Brokerage, investment banking and capital markets	217	257
Mortgage income	68	66
Trust department income	49	49
Securities gains (losses), net	(1)	2
Insurance commissions and fees	27	25
Bank owned life insurance	18	22
Commercial credit fee income	20	22
Leveraged lease termination losses, net	(2)	—
Credit card income	15	—
Other miscellaneous income	24	13

	$745	$750

	Nine Months Ended September 30
	2011	2010
	(In millions)
Service charges on deposit accounts	$905	$884
Brokerage, investment banking and capital markets	732	747
Mortgage income	163	196
Trust department income	150	146
Securities gains, net	105	61
Insurance commissions and fees	80	78
Bank owned life insurance	59	63
Commercial credit fee income	60	55
Leveraged lease termination gains (losses), net	(2)	19
Credit card income	15	—
Other miscellaneous income	102	69

	$2,369	$2,318

Service charges on deposit accounts—Service charges on deposit accounts increased $16 million for the quarter ended September 30, 2011, as compared to the third quarter of 2010. For the first nine months of 2011, service charges on deposit accounts increased $21 million when compared to the same 2010 period. Increases in interchange income more than offset declines in NSF fees resulting from implementation of Regulation E in 2010.

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

Brokerage, investment banking and capital markets—Regions’ primary source of brokerage, investment banking and capital markets revenue is its subsidiary, Morgan Keegan. Morgan Keegan’s revenues are predominately recorded in the brokerage, investment banking and capital markets, as well as trust department income lines of the consolidated statements of operations, while a smaller portion is reported in other non-interest income categories. Total brokerage, investment banking and capital markets income decreased by $40 million for the third quarter of 2011 as compared to the third quarter of 2010. For the first nine months of 2011, brokerage, investment banking and capital markets income decreased $15 million when compared to the comparable 2010 period. Brokerage, investment banking and capital markets was impacted by negative returns on trading assets held for deferred compensation plans, driven by unfavorable market conditions during the third quarter of 2011. These amounts, however, are offset by reductions in employee benefits expense.

The following table details the breakout of revenue by division contributed by Morgan Keegan:

Table 24—Morgan Keegan

Breakout of Revenue by Division

	Private Client	Fixed-Income Capital Markets	Equity Capital Markets	Investment Banking	Regions MK Trust	Asset Management	Interest And Other
	(Dollars in millions)
Three months ended September 30, 2011:
Gross revenue	$118	$78	$14	$36	$55	$3	$(5)
Percent of gross revenue	39.5%	26.1%	4.7%	12.0%	18.4%	1.0%	-1.7%

Three months ended September 30, 2010:
Gross revenue	$119	$89	$12	$32	$54	$3	$19
Percent of gross revenue	36.3%	27.1%	3.7%	9.8%	16.5%	0.9%	5.7%

Nine months ended September 30, 2011:
Gross revenue	$359	$214	$44	$103	$172	$12	$41
Percent of gross revenue	38.0%	22.6%	4.7%	10.9%	18.2%	1.3%	4.3%

Nine months ended September 30, 2010:
Gross revenue	$352	$240	$40	$94	$155	$12	$59
Percent of gross revenue	37.0%	25.2%	4.2%	9.9%	16.3%	1.3%	6.1%

On June 22, 2011, Regions announced, as part of its ongoing capital planning process, plans to explore strategic alternatives for Morgan Keegan as the Company evaluates how best to manage its capital to increase shareholder value. Morgan Asset Management and Regions Morgan Keegan Trust are not included in this review.

Mortgage income—Mortgage income for the third quarter of 2011 was essentially flat when compared to the third quarter of 2010. For the nine months ended September 30, 2011, mortgage income decreased $33 million when compared to the comparable 2010 period. The decline for the year-to-date period reflects market valuation adjustments for mortgage servicing rights and related derivatives, which were affected by the rate environment shifts in 2011 compared to 2010.

Securities gains (losses), net—Securities gains (losses), net for the third quarter of 2011 were essentially flat when compared to the third quarter of 2010. For the nine months ended September 30, 2011, securities gains increased $44 million when compared to the comparable 2010 period. For the first nine months of 2011, Regions sold approximately $6.4 billion in securities that were primarily agency securities available for sale, and the proceeds were reinvested predominantly into similar securities with shorter durations.

Leveraged lease termination gains (losses), net—A 2008 settlement with the Internal Revenue Service (“IRS”) negatively impacted the economics of Regions’ leveraged lease portfolio. In addition, there was a mutual desire with lessees to terminate certain leases within this portfolio. Therefore, Regions terminated certain leveraged leases during the first quarter of 2010 resulting in a $19 million gain. There was a similar termination in the third quarter of 2011, which resulted in a $2 million loss. The pre-tax impact of the terminations is generally offset by the tax impact (depending on the proceeds and type of leveraged lease), which is included in the income tax expense (benefit) for the corresponding periods.

Credit card income—Credit card income totaled $15 million for the third quarter of 2011 and for the nine months ended September 30, 2011, which relates to the purchase of approximately $1.2 billion of Regions-branded credit card accounts from FIA Card Services completed in June 2011.

NON-INTEREST EXPENSE

The following tables present a summary of non-interest expense. For expanded discussion of certain significant non-interest expense items, refer to the discussion of each component following the tables presented.

Table 25—Non-Interest Expense

	Three Months Ended September 30
	2011	2010
	(In millions)
Salaries and employee benefits	$529	$582
Net occupancy expense	104	110
Furniture and equipment expense	77	75
Professional and legal fees	64	71
Amortization of core deposit intangible	23	27
Other real estate owned expense	48	65
FDIC premiums	47	51
Marketing	15	22
Other miscellaneous expenses	159	160

	$1,066	$1,163

	Nine Months Ended September 30
	2011	2010
	(In millions)
Salaries and employee benefits	$1,684	$1,717
Net occupancy expense	320	340
Furniture and equipment expense	233	228
Professional and legal fees	205	212
Amortization of core deposit intangible	72	82
Other real estate owned expense	124	148
FDIC premiums	172	168
Regulatory charge	—	200
Branch consolidation and property and equipment charges	77	—
Other miscellaneous expenses	544	624

	$3,431	$3,719

Salaries and employee benefits—Salaries and employee benefits decreased $53 million for the third quarter of 2011 when compared to the third quarter of 2010. For the nine months ended September 30, 2011, salaries and employee benefits decreased $33 million when compared to the comparable 2010 period. The impact of unfavorable market conditions on deferred compensation plans, which was offset by a decrease in brokerage, investment banking and capital markets income described above, contributed to the decrease. Salaries and employee benefits also benefitted from lower headcount.

Net occupancy expense—Net occupancy expense was relatively flat for the third quarter of 2011 when compared to the third quarter of 2010. For the nine months ended September 30, 2011, net occupancy expense decreased $20 million when compared to the comparable 2010 period. This decrease is partially due to branch consolidation charges of $8 million in the first quarter of 2010 primarily related to terminated leases on occupied facilities. Additionally, rent expense decreased as a result of branch consolidations that occurred in late 2009 and early 2010, as well as a result of other lease downsizing efforts.

Professional and legal fees—Professional and legal fees decreased $7 million for the third quarter of 2011 when compared to the third quarter of 2010, as well as for the nine months ended September 30, 2011 when compared to the comparable 2010 period. The decrease in both periods was driven by lower legal costs.

Other real estate owned expense—Other real estate owned (“OREO”) expense includes the cost of adjusting foreclosed properties to estimated fair value after these assets have been classified as OREO, net gains and losses on sales of properties, and other costs to maintain the property such as property taxes, security, and grounds maintenance. OREO expense decreased $17 million for the third quarter of 2011 when compared to the third quarter of 2010. For the nine months ended September 30, 2011, OREO expense decreased $24 million. The decline in expense was due in part to lower OREO balances which decreased to $337 million at September 30, 2011 from $454 million at December 31, 2010.

FDIC premiums—FDIC premiums decreased $4 million for the third quarter of 2011 when compared to the third quarter of 2010, and increased $4 million for the nine months ended September 30, 2011 when compared to the comparable 2010 period. FDIC premiums are being impacted by a new assessment rule, which revised the deposit insurance assessment system for large institutions. The new rule changed the assessment base from deposits as the basis and utilizes a risk-based approach which calculates the assessment using average consolidated assets minus average tangible equity. Implementation of the new rule was effective beginning in the second quarter of 2011.

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

Branch consolidation and property and equipment charges—The Company recorded $77 million in valuation charges during the nine months ended September 30, 2011 related to lower of cost or market adjustments on owned branch property, terminated ground leases, and impairment of other equipment. The charges were driven primarily by the Company’s second quarter 2011 decision to consolidate approximately 40 branches.

Other miscellaneous expenses—Other miscellaneous expenses include communications, postage, supplies, certain credit-related costs and business development services, and was essentially unchanged comparing third quarter 2011 to the same period of 2010. Other miscellaneous expenses decreased $80 million to $544 million in the first nine months of 2011 when compared to the same period of 2010. During the first quarter of 2010, Regions prepaid approximately $1.5 billion of FHLB advances, recognizing an expense of $53 million. This 2010 expense, which did not repeat in 2011, is the primary driver of the year-over-year decrease.

INCOME TAXES

The Company’s income tax expense for the three months ended September 30, 2011 was $27 million compared to an income tax benefit of $150 million for the same period in 2010, resulting in an effective tax rate of 14.8 percent and 49.2 percent, respectively. The increase in the income tax expense was primarily a result of positive consolidated pre-tax earnings.

The income tax benefit for the nine months ended September 30, 2011 was $45 million compared to $399 million for the same period in 2010, resulting in an effective tax rate of (15.6) percent and 38.9 percent, respectively. The decrease in the income tax benefit was primarily a result of positive consolidated pre-tax earnings, offset by the deductibility of previously disclosed regulatory matters.

The Company’s effective tax rate is affected by recurring items such as affordable housing tax credits, bank-owned life insurance and tax-exempt income, which are expected to be consistent in the near term. The effective tax rate is also affected by one-time items that may occur in any given period but are not consistent from period to period, such as the termination of certain leveraged leases and the settlement of previously disclosed regulatory matters which are deductible for federal income tax purposes. The effective tax rates for the remainder of 2011 may not be comparable to the current period.

At September 30, 2011, the Company reported a net deferred tax asset of $1.2 billion compared to $1.4 billion for the period ended December 31, 2010. Of this amount, $0.8 billion was generated from differences between the financial statement carrying amounts and the corresponding tax bases of assets and liabilities, of which a significant portion relates to the allowance for loan losses. These net deferred tax assets have not yet reduced taxable income and therefore do not have a set expiration date. The remaining net deferred tax asset balance relates to tax carryforwards that have defined expiration dates which are typically 15 or 20 years from the date of creation.

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

•

Reversals of taxable temporary differences—The Company anticipates that future reversals of taxable temporary differences, including the accretion of taxable temporary differences related to leveraged leases acquired in the AmSouth merger, can absorb up to approximately $0.9 billion of deferred tax assets.

•

Creation of future taxable income—At September 30, 2011, the Company has fully utilized its ability to carryback net operating losses and excess tax credits to prior tax years. The Company has projected future taxable income that will be sufficient to absorb the remaining deferred tax assets after the reversal of future taxable temporary differences. The taxable income forecasting process utilizes the forecasted pre-tax earnings and adjusts for book-tax differences, primarily tax-exempt interest income and bank-owned life insurance, as well as temporary book-tax differences including the allowance for loan losses. The projections relied upon for this process are consistent with those used in the goodwill impairment test and are sourced from the Company’s economic forecasting process.

•

Strong capital position—At September 30, 2011, the Company continues to be well capitalized. The Tier 1 capital ratio is 12.8 percent, substantially above the 6.0 percent minimum standard to be well capitalized. Also, the Total capital ratio of 16.5 percent substantially exceeds the 10.0 percent minimum standard to be well capitalized. The Company’s Tier 1 common ratio (non-GAAP) was 8.2 percent at September 30, 2011. The Board of Governors of the Federal Reserve System has proposed 5 percent as the level of Tier 1 common capital sufficient to withstand adverse economic conditions.

•

Ability to implement tax-planning strategies—The Company has the ability to implement tax planning strategies to maximize the realization of deferred tax assets, such as the sale of appreciated assets.

•

Additionally, the Company has reported positive net income available to common shareholders for four consecutive quarters providing additional positive evidence regarding the Company’s earnings potential.

Negative Evidence

•

Cumulative loss position—The Company remains in a three-year cumulative loss position as of September 30, 2011. Management believes the primary contributing factor, unprecedented provision for loan losses, will continue to stabilize in future periods.

The Company does not believe that a portion of the state net operating loss carryforwards and state tax credit carryforwards will be realized due to the length of certain state carryforward periods. Accordingly, a valuation allowance has been established in the amount of $32 million against such benefits at September 30, 2011 and $30 million at December 31, 2010.

Except for certain state tax carryforwards, the Company believes, based on the analysis above, that the net deferred tax asset is more-likely-than-not to be realized.

Unrecognized Tax Benefits

At September 30, 2011 and December 31, 2010, the balance of the Company’s unrecognized tax benefits (UTBs) was $47 million and $38 million, respectively. The increase was primarily due to the state tax positions regarding the taxation of investment and intellectual property subsidiaries.

As of September 30, 2011 and December 31, 2010, the balance of the Company’s UTBs that would reduce the effective tax rate in future periods, if recognized, was $31 million and $24 million, respectively.

As a result of the potential resolution of multiple state income tax examinations and the federal income examination for the tax years 2007 to 2009, it is reasonably possible that the UTB balance could decrease as much as $22 million during the next twelve months, since resolved items will be removed from the balance whether their resolution results in payment or recognition in earnings.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Reference is made to pages 96 through 100 included in Management’s Discussion and Analysis.

Item 4.	Controls and Procedures

Based on an evaluation, as of the end of the period covered by this Form 10-Q, under the supervision and with the participation of Regions’ management, including its Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer have concluded that Regions’ disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) are effective. During the quarter ended September 30, 2011, there have been no changes in Regions’ internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Regions’ internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Information required by this item is set forth in Note 13, “Commitments and Contingencies” in the Notes to the Consolidated Financial Statements (Unaudited) in Part I. Item 1. of this report, which is incorporated herein by reference.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Information concerning Regions’ repurchases of its outstanding common stock during the three-month period ended September 30, 2011, is set forth in the following table:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 – 31, 2011	—	—	—	23,072,300
August 1 – 31, 2011	—	—	—	23,072,300
September 1 – 30, 2011	—	—	—	23,072,300
Total	—	—	—	23,072,300

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

Restrictions on Dividends and Repurchase of Stock

Holders of Regions common stock are only entitled to receive such dividends as Regions’ board of directors may declare out of funds legally available for such payments. Furthermore, holders of Regions common stock are subject to the prior dividend rights of any holders of Regions preferred stock then outstanding. As of September 30, 2011, there were 3,500,000 shares of Regions’ Fixed Rate Cumulative Perpetual Preferred Stock Series A (the “Series A Preferred Stock”) with a liquidation amount of $1,000 per share, issued and outstanding. Under the terms of the Series A Preferred Stock, Regions’ ability to declare and pay dividends on or repurchase Regions’ common stock will be subject to restrictions in the event Regions fails to declare and pay (or set aside for payment) full dividends on the Series A Preferred Stock.

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
DATE: November 2, 2011
/S/ HARDIE B. KIMBROUGH, JR.
Hardie B. Kimbrough, Jr. Executive Vice President and Controller (Chief Accounting Officer and Authorized Officer)