Form 10-K
period 2011-12-31
REGIONS FINANCIAL CORP
filed 2012-02-24
CIK 1281761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes   ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Common Stock, $.01 par value—$7,594,703,404 as of June 30, 2011.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value—1,260,114,608 shares issued and outstanding as of February 15, 2012

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the Annual Meeting to be held on May 17, 2012 are incorporated by reference into Part III.

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

•	Possible changes in the creditworthiness of customers and the possible impairment of the collectability of loans.

•	Possible changes in trade, monetary and fiscal policies, laws and regulations, and other activities of governments, agencies, and similar organizations, may have an adverse effect on business.

•	The current stresses in the financial and real estate markets, including possible continued deterioration in property values.

•	Regions’ ability to manage fluctuations in the value of assets and liabilities and off-balance sheet exposure so as to maintain sufficient capital and liquidity to support Regions’ business.

•	Regions’ ability to expand into new markets and to maintain profit margins in the face of competitive pressures.

•	Regions’ ability to develop competitive new products and services in a timely manner and the acceptance of such products and services by Regions’ customers and potential customers.

•	Regions’ ability to keep pace with technological changes.

•	Regions’ ability to effectively manage credit risk, interest rate risk, market risk, operational risk, legal risk, liquidity risk, and regulatory and compliance risk.

•	Regions’ ability to ensure adequate capitalization which is impacted by inherent uncertainties in forecasting credit losses.

•	The cost and other effects of material contingencies, including litigation contingencies, and any adverse judicial, administrative, or arbitral rulings or proceedings.

•	The effects of increased competition from both banks and non-banks.

•	The effects of geopolitical instability and risks such as terrorist attacks.

•	Possible changes in consumer and business spending and saving habits could affect Regions’ ability to increase assets and to attract deposits.

•	The effects of weather and natural disasters such as floods, droughts, wind, tornadoes and hurricanes, and the effects of man-made disasters.

•	Possible downgrades in ratings issued by rating agencies.

•	Potential dilution of holders of shares of Regions’ common stock resulting from the U.S. Treasury’s investment in TARP.

•	Possible changes in the speed of loan prepayments by Regions’ customers and loan origination or sales volumes.

•	Possible acceleration of prepayments on mortgage-backed securities due to low interest rates, and the related acceleration of premium amortization on those securities.

•	The effects of problems encountered by larger or similar financial institutions that adversely affect Regions or the banking industry generally.

•	Regions’ ability to receive dividends from its subsidiaries.

•	The effects of the failure of any component of Regions’ business infrastructure which is provided by a third party.

•	Changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or other regulatory agencies.

•	With regard to the sale of Morgan Keegan:

•

the possibility that regulatory and other approvals and conditions to the transaction are not received on a timely basis or at all; the possibility that modifications to the terms of the transaction may be required in order to obtain or satisfy such approvals or conditions; changes in the anticipated timing for closing the transaction; business disruption during the pendency of or following the transaction; diversion of management time on transaction-related issues; reputational risks; and the reaction of customers and counterparties to the transaction.

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

Regions Financial Corporation (together with its subsidiaries on a consolidated basis, “Regions” or “Company”) is a financial holding company headquartered in Birmingham, Alabama, which operates throughout the South, Midwest and Texas. Regions provides traditional commercial, retail and mortgage banking services, as well as other financial services in the fields of investment banking, asset management, trust, mutual funds, securities brokerage, insurance and other specialty financing. At December 31, 2011, Regions had total consolidated assets of approximately $127.0 billion, total consolidated deposits of approximately $95.6 billion and total consolidated stockholders’ equity of approximately $16.5 billion.

Regions is a Delaware corporation and on July 1, 2004, became the successor by merger to Union Planters Corporation and the former Regions Financial Corporation. Its principal executive offices are located at 1900 Fifth Avenue North, Birmingham, Alabama 35203, and its telephone number at that address is (205) 944-1300.

Banking Operations

Regions conducts its banking operations through Regions Bank, an Alabama chartered commercial bank that is a member of the Federal Reserve System. At December 31, 2011, Regions operated approximately 2,100 ATMs and 1,726 banking offices in Alabama, Arkansas, Florida, Georgia, Illinois, Indiana, Iowa, Kentucky, Louisiana, Mississippi, Missouri, North Carolina, South Carolina, Tennessee, Texas and Virginia.

The following chart reflects the distribution of branch locations in each of the states in which Regions conducts its banking operations.

Branches
Alabama	243
Arkansas	98
Florida	376
Georgia	137
Illinois	68
Indiana	64
Iowa	13
Kentucky	16
Louisiana	114
Mississippi	146
Missouri	67
North Carolina	7
South Carolina	30
Tennessee	259
Texas	85
Virginia	3

Total	1,726

Other Financial Services Operations

In addition to its banking operations, Regions provides additional financial services through the following subsidiaries:

Morgan Keegan & Company, Inc. (“Morgan Keegan”), a subsidiary of Regions Financial Corporation, is a full-service regional brokerage and investment banking firm. Morgan Keegan offers products and services including securities brokerage, trust, asset management, financial planning, mutual funds, securities underwriting, sales and trading, and investment banking. Morgan Keegan employs approximately 1,200 financial advisors offering products and services to individual and institutional investors through 90 full-service offices in 20 states. On January 11, 2012 Regions announced that it had entered into a stock purchase agreement to sell Morgan Keegan, and related affiliates, to Raymond James Financial, Inc. The transaction is expected to close around the end of the first quarter, subject to regulatory approvals and customary closing conditions. Morgan Asset Management and Regions Morgan Keegan Trust are not included in the sale and will remain part of Regions’ Wealth Management organization.

Regions Insurance Group, Inc., a subsidiary of Regions Financial Corporation, is an insurance broker that offers insurance products through its subsidiaries Regions Insurance, Inc., headquartered in Birmingham, Alabama, and Regions Insurance Services, Inc., headquartered in Memphis, Tennessee. Through its insurance brokerage operations in Alabama, Arkansas, Indiana, Louisiana, Missouri, Mississippi, Tennessee and Texas, Regions Insurance, Inc. offers insurance coverage for various lines of personal and commercial insurance, such as property, casualty, life, health and accident insurance. Regions Insurance Services, Inc. offers credit-related insurance products, such as title, term life, credit life, environmental, crop and mortgage insurance, as well as debt cancellation products to customers of Regions. Regions Insurance Group, Inc. is one of the twenty largest insurance brokers in the United States based on annual revenues.

Regions has several subsidiaries and affiliates that are agents or reinsurers of credit life insurance products relating to the activities of certain affiliates of Regions. Regions Investment Services, Inc., which sells annuities and life insurance products to Regions Bank customers, is a wholly-owned subsidiary of Regions Bank. Regions Equipment Finance Corporation, a subsidiary of Regions Bank, provides domestic and international equipment financing products, focusing on commercial clients.

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

In general, the BHC Act limits the activities permissible for bank holding companies. Bank holding companies electing to be treated as financial holding companies, however, may engage in additional activities under the BHC Act as described below under “—Permissible Activities under the BHC Act.” For a bank holding company to be eligible to elect financial holding company status, all of its subsidiary insured depository institutions must be well-capitalized and well-managed as described below under “—Regulatory Remedies Under the FDIA” and must have received at least a satisfactory rating on such institution’s most recent examination under the Community Reinvestment Act of 1977 (the “CRA”). The bank holding company itself must also be well-capitalized and well-managed in order to be eligible to elect financial holding company status. If a financial holding company fails to continue to meet any of the prerequisites for financial holding company status after engaging in activities not permissible for bank holding companies that have not elected to be treated as financial holding companies, the company must enter into an agreement with the Federal Reserve to comply with all applicable capital and management requirements. If the company does not return to compliance within 180 days, the Federal Reserve may order the company to divest its subsidiary banks or the company may be required to discontinue or divest investments in companies engaged in activities permissible only for a bank holding company electing to be treated as a financial holding company.

Regions Bank is a member of the FDIC, and, as such, its deposits are insured by the FDIC to the extent provided by law. Regions Bank is an Alabama state-chartered bank and a member of the Federal Reserve System. It is generally subject to supervision and examination by both the Federal Reserve and the Alabama Banking Department. The Federal Reserve and the Alabama Banking Department regularly examine the operations of Regions Bank and are given authority to approve or disapprove mergers, acquisitions, consolidations, the establishment of branches and similar corporate actions. The federal and state banking regulators also have the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law. Regions Bank is subject to numerous statutes and regulations that affect its business activities and operations, including various consumer protection laws and regulations. As described below under “—Regulatory Reforms,” Regions Bank is also subject to supervision by the Consumer Financial Protection Bureau.

Many of Regions’ non-bank subsidiaries, such as Morgan Keegan & Company, Inc. (“Morgan Keegan”), are also subject to regulation by various federal and state agencies. As a registered investment adviser and broker-dealer, Morgan Keegan and its subsidiaries are subject to regulation and examination by the Securities and Exchange Commissioner (“SEC”), state securities regulators, the Financial Industry Regulatory Authority (“FINRA”), the New York Stock Exchange (“NYSE”) and other self-regulatory organizations (“SROs”). All of these regulations may affect Morgan Keegan’s manner of operation and profitability.

Regulatory Reforms

The events of the past few years have led to numerous new laws and regulations in the United States applicable to financial institutions. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the

“Dodd-Frank Act”), which was enacted in July 2010, significantly restructures the financial regulatory regime in the United States and provides for enhanced supervision and prudential standards for, among other things, bank holding companies like Regions that have total consolidated assets of $50 billion or more. The implications of the Dodd-Frank Act for our business will depend to a large extent on the manner in which rules adopted pursuant to the Dodd-Frank Act are implemented by the Federal Reserve, the FDIC, the SEC, and other government agencies, as well as potential changes in market practices and structures in response to the requirements of those rules.

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

Financial Stability Oversight Council.    The Dodd-Frank Act creates a new systemic risk oversight body, the Financial Stability Oversight Council (“FSOC”) to coordinate the efforts of the primary U.S. financial regulatory agencies (including the Federal Reserve, the FDIC and the SEC) in establishing regulations to address systemic financial stability concerns. The Dodd-Frank Act directs the FSOC to make recommendations to the Federal Reserve regarding supervisory requirements and prudential standards applicable to systemically important financial institutions (including bank holding companies with over $50 billion in assets, such as Regions), including capital, leverage, liquidity and risk-management requirements. The Dodd-Frank Act mandates that the requirements applicable to systemically important financial institutions be more stringent than those applicable to other financial companies. The Federal Reserve has discretionary authority to establish additional prudential standards, on its own or at the FSOC’s recommendation. The Dodd-Frank Act also requires the Federal Reserve to conduct annual analyses of such bank holding companies to evaluate whether the companies have sufficient capital on a total consolidated basis necessary to absorb losses as a result of adverse economic conditions.

Enhanced Supervision and Prudential Standards.    In December 2011, the Federal Reserve introduced a new proposal aimed at minimizing risks associated with U.S. bank holding companies with consolidated assets of $50 billion or more, often referred to as systemically important financial institutions (“SIFI”). The Federal Reserve’s proposal includes risk-based capital and leverage requirements, liquidity requirements, stress tests, single-counterparty credit limits and overall risk management requirements, early remediation requirements and resolution planning and credit exposure reporting. The proposed rules would address a wide, diverse array of regulatory areas, each of which is highly complex. In some cases they would implement financial regulatory requirements being proposed for the first time, and in others overlap with other regulatory reforms. The proposed rules also address the Dodd-Frank Act’s early remediation requirements applicable to bank holding companies that have total consolidated assets of $50 billion or more. The proposed remediation rules are modeled after the prompt corrective action regime, described under “—Safety and Soundness Standards” below, but are designed to require action beginning in the earlier stages of a company’s financial distress by mandating action on the basis of arranged triggers, including capital and leverage, stress test results, liquidity, and risk management. Comments on these proposed rules for systemically important financial institutions (“Proposed SIFI Rules”) are due by March 31, 2012. The full impact of the Proposed SIFI Rules on Regions is being analyzed, but will not be known until the rules, and other regulatory initiatives that overlap with these rules, are finalized and their combined impacts can be understood.

Federal Reserve’s Comprehensive Capital Assessment Review.    In November 2011, the Federal Reserve published a final rule which requires U.S. bank holding companies with total consolidated assets of $50 billion or more (such as Regions) to submit annual capital plans, along with related stress test requirements, to the appropriate Federal Reserve Bank for approval. The capital analysis and review process provided for in the rule is known as the Comprehensive Capital Analysis and Review (“CCAR”). The purpose of the capital plan is to ensure that these bank holding companies have robust, forward-looking capital planning processes that account for each company’s unique risks and that permit continued operations during times of economic and financial stress. The capital plans are required to be submitted on an annual basis. Such bank holding companies will also be required to collect and report certain related data on a quarterly basis to allow the Federal Reserve to monitor the companies’ progress against their annual capital plans. The comprehensive capital plans, which are prepared using Basel I capital guidelines, include a view of capital adequacy under four scenarios – a bank holding company-defined baseline scenario, a baseline scenario provided by the Federal Reserve, at least one bank holding company-defined stress scenario and a stress scenario provided by the Federal Reserve. The rules require, among other things, that a covered bank holding company may not make a capital distribution unless it will meet all minimum regulatory capital ratios and have a ratio of Tier 1 common equity to risk-weighted assets of at least 5% after making the distribution. The rules also provide that the Federal Reserve may object to a capital plan if the plan does not show that the covered bank holding company will maintain a Tier 1 common equity ratio of at least 5 percent on a pro forma basis under expected and stressful conditions throughout the nine-quarter planning horizon covered by the capital plan. Covered bank holding companies, including Regions, may pay dividends and repurchase stock only in accordance with a capital plan that has been reviewed and approved by the Federal Reserve. The CCAR rule, consistent with prior Federal Reserve Board guidance, provides that capital plans contemplating dividend payout ratios exceeding 30% of after-tax net income will receive particularly close scrutiny.

As part of this process, Regions will also provide the Federal Reserve with projections covering the time period it will take for Regions to fully comply with Basel III capital guidelines, including the 7% Tier 1 common equity, 8.5% Tier 1 capital and 3% leverage ratios as well as granular components of those elements. Regions’ capital plan was submitted on January 9, 2012.

The Proposed SIFI Rules, discussed earlier in this section under “Enhanced Supervision and Prudential Standards,” would expand the stress testing requirements to include, among other things, stress testing by the Federal Reserve under three economic and financial scenarios, including adverse and severely adverse scenarios. We would also be required to conduct our own semi-annual stress analysis (together with the Federal Reserve’s stress analysis, the “Stress Tests”) to assess the potential impact on Regions, including our consolidated earnings, losses and capital, under each of the economic and financial conditions used as part of the Federal Reserve’s annual stress analysis. A summary of the results of certain aspects of the Federal Reserve’s stress analysis will be released publicly and will contain bank holding company specific information and results. We would also be required to disclose the results of our semi-annual stress analyses.

Proposed Joint Guidance on Stress Testing.    In addition to the stress testing requirements under the Proposed SIFI Rules, the federal banking agencies proposed joint guidance on stress testing on June 15, 2011. Unlike the Proposed SIFI Rules, the proposed joint guidance addresses stress testing in connection with overall risk management, and not just capital and liquidity stress testing. The June 2011 proposed guidance outlines high-level principles for stress testing practices, applicable to all Federal Reserve-supervised banking organizations with more than $10 billion in total consolidated assets, such as Regions. The proposed guidance highlights the importance of stress testing as an ongoing risk management practice that supports a banking organization’s forward-looking assessment of its risks. The agencies intend the proposed guidance to serve as a background for future rulemaking activities and supervisory initiatives. Comments were due on July 29, 2011. As of February 2012, no final rule has been adopted. The final rule is expected to be consistent with the stress testing requirements set forth under the Dodd-Frank Act and the Proposed SIFI Rules.

Living Will Requirement.    As required by the Dodd-Frank Act, the Federal Reserve and the FDIC have jointly issued a final rule that requires certain organizations, including each bank holding company with consolidated assets of $50 billion or more, to report periodically to regulators a plan (a so-called “living will”) for their rapid and orderly resolution in the event of material financial distress or failure. Regions’ resolution plan must, among other things, ensure that our depository institution subsidiaries are adequately protected from risks arising from our other subsidiaries. The final rule sets specific standards for the resolution plans, including requiring strategic analysis of the plan’s components, a description of the range of specific actions the company proposes to take in resolution, and a description of the company’s organizational structure, material entities, interconnections and interdependencies, and management information systems, among other elements.

In addition, the FDIC has issued a final rule that requires insured depository institutions with $50 billion or more in total assets, such as Regions Bank, to submit to the FDIC periodic contingency plans for resolution in the event of the institution’s failure. The rule requires these insured institutions to submit a resolution plan that will enable the FDIC, as receiver, to resolve the bank in a manner that ensures that depositors receive access to their insured deposits within one business day of the institution’s failure, maximizes the net-present-value return from the sale or disposition of its assets, and minimizes the amount of any loss to be realized by the institution’s creditors. The final rule also sets specific standards for the resolution plans, including requiring a strategic analysis of the plan’s components, a description of the strategies for achieving the least costly resolution, and analyses of the financial company’s organization, material entities, interconnections and interdependencies, and management information systems, among other elements. The two “living will” rules are complementary.

Debit Card Interchange Fees.    The Dodd-Frank Act gives the Federal Reserve the authority to establish rules regarding interchange fees charged by payment card issuers for transactions in which a person uses certain types of debit cards, requiring that such fees be reasonable and proportional to the cost incurred by the issuer with respect to such transaction. In June 2011, the Federal Reserve approved its final rule on debit interchange fees. The final rule caps the maximum debit interchange fee at 21 cents, plus 5 basis points (multiplied by the amount of the transaction) to reflect a portion of fraud losses. The restrictions on interchange fees contained in the final rule are applicable to all debit card issuers who, together with their affiliates, possess more than $10 billion in assets, such as Regions Bank. The debit interchange fee provision took effect on October 1, 2011.

In addition to the final rule on debit interchange fees, the Federal Reserve issued an interim final rule that provides an upward adjustment of a maximum of 1 cent to an issuer’s debit card interchange fee if the issuer establishes and implements procedures that meet specified fraud-prevention standards set forth under the interim final rule. In order to receive the adjustment, qualifying issuers must certify their eligibility to the payment card networks in which they participate. The fraud-prevention adjustment provision took effect on October 1, 2011, but may be revised by the Federal Reserve at a later date based on comments received through September 30, 2011. Regions Bank is currently eligible for this adjustment.

The final rule on debit interchange fees also prohibits issuers and payment card networks from restricting the number of payment card networks on which an electronic debit transaction may be processed to fewer than two unaffiliated networks, regardless of the means by which a transaction may be authorized. This network exclusivity provision is applicable to all issuers, even those exempt from the debit interchange fees. Issuers will be subject to the network exclusivity rule beginning on April 1, 2012.

Consumer Financial Protection Bureau.    Title X of the Dodd-Frank Act provides for the creation of the Consumer Financial Protection Bureau (the “CFPB”), a new consumer financial services regulator. The CFPB is directed to prevent unfair, deceptive and abusive practices and ensure that all consumers have access to fair, transparent, and competitive markets for consumer financial products and services. The Dodd-Frank Act gives the CFPB authority to enforce and issue rules and regulations implementing existing consumer protection laws and responsibility for all such existing regulations. As of July 2011, depository institutions with assets exceeding $10 billion, such as Regions Bank, their affiliates, and other “larger participants” in the markets for consumer financial services (as determined by the CFPB) are subject to direct supervision by the CFPB, including any applicable examination, enforcement and reporting requirements the CFPB may establish.

Orderly Liquidation Authority.    The Dodd-Frank Act creates the Orderly Liquidation Authority (“OLA”), a resolution regime for systemically important non-bank financial companies and their non-bank affiliates, including bank holding companies, under which the FDIC may be appointed receiver to liquidate such a company if, among other conditions, the company is in danger of default and presents a systemic risk to U.S. financial stability. This determination must come after supermajority recommendations by the Federal Reserve and the FDIC and consultation between the Secretary of the U.S. Treasury and the President. This resolution authority is similar to the FDIC resolution model for depository institutions, with certain modifications to reflect differences between depository institutions and non-bank financial companies and to reduce disparities between the treatment of creditors’ claims under the U.S. Bankruptcy Code and in an orderly liquidation authority proceeding compared to those that would exist under the resolution model for insured depository institutions.

An Orderly Liquidation Fund will fund OLA liquidation proceedings through borrowings from the Treasury Department and risk-based assessments made, first, on entities that received more in the resolution than they would have received in liquidation to the extent of such excess, and second, if necessary, on bank holding companies with total consolidated assets of $50 billion or more, such as Regions. If an orderly liquidation is triggered, Regions could face assessments for the Orderly Liquidation Fund. We do not yet have an indication of the level of such assessments.

U.S. Department of Treasury’s Assessment Fee Program.    In late December 2011, the U.S. Department of the Treasury (“U.S. Treasury”) issued a proposed rule to implement Section 155 of the Dodd-Frank Act. Section 155 requires the U.S. Treasury to establish an assessment schedule for bank holding companies with total consolidated assets of $50 billion or more. Beginning on July 20, 2012, Regions will be required to pay assessments on a semiannual basis to cover expenses associated with the Office of Financial Research, the FSOC, and the FDIC’s Orderly Liquidation Authorities. Comments on the proposed rule are due to the U.S. Treasury in late February 2012. The proposed rule has already been approved by the FSOC. Regions believes the assessment will not be material to the Company’s consolidated financial position, results of operations, or cash flows.

Volcker Rule.    The Dodd-Frank Act requires the federal financial regulatory agencies to adopt rules that prohibit banks and their affiliates from engaging in proprietary trading and investing in and sponsoring certain unregistered investment companies (defined as hedge funds and private equity funds), with implementation starting as early as July 2012. The statutory provision is commonly called the “Volcker Rule”. In October 2011, federal regulators proposed rules to implement the Volcker Rule that included an extensive request for comments on the proposal, which were due by February 13, 2012. The proposed rules are highly complex, and many aspects of their application remain uncertain. Based on the proposed rules, Regions does not currently anticipate that the Volcker Rule will have a material effect on the operations of Regions and its subsidiaries. Regions may incur costs if it is required to adopt additional policies and systems to ensure compliance with the Volcker Rule. Until a final rule is adopted, the precise financial impact of the rule on Regions, its customers or the financial industry more generally, cannot be determined.

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

The BHC Act does not place territorial restrictions on permissible non-banking activities of bank holding companies. The Federal Reserve has the power to order any bank holding company or its subsidiaries to terminate any activity or to terminate its ownership or control of any subsidiary when the Federal Reserve has reasonable grounds to believe that continuation of such activity or such ownership or control constitutes a serious risk to the financial soundness, safety or stability of any bank subsidiary of the bank holding company.

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

Currently the minimum guideline for the ratio of total capital (“Total capital”) to risk-weighted assets (including certain off-balance sheet items, such as standby letters of credit) is 8.0 percent. The regulatory capital rules state that voting common stockholders’ equity should be the predominant element within Tier 1 capital and that banking organizations should avoid over-reliance on non-common equity elements. At least half of the Total capital must be “Tier 1 capital,” which currently consists of qualifying common equity, qualifying noncumulative perpetual preferred stock (including related surplus), senior perpetual preferred stock issued to the U.S. Treasury as part of the Troubled Asset Relief Program Capital Purchase Program (the “CPP”), minority interests relating to qualifying common or noncumulative perpetual preferred stock issued by a consolidated U.S. depository institution or foreign bank subsidiary, and certain “restricted core capital elements,” as discussed below, less goodwill and certain other intangible assets. Currently, “Tier 2 capital” may consist of, among other things, qualifying subordinated debt, mandatorily convertible debt securities, preferred stock and trust preferred securities not included in the definition of Tier 1 capital, and a limited amount of the allowance for loan losses. Non-cumulative perpetual preferred stock, trust preferred securities and other so-called “restricted core capital elements” are currently limited to 25 percent of Tier 1 capital. Pursuant to the Dodd-Frank Act, trust preferred securities will be phased-out of the definition of Tier 1 capital of bank holding companies having consolidated assets exceeding $500 million, such as Regions, over a three-year period beginning in January 2013.

Currently the minimum guideline to be considered well-capitalized for Tier 1 capital and Total capital is 6.0 percent and 10.0 percent, respectively. As of December 31, 2011, Regions’ consolidated Tier 1 capital to risk-adjusted assets and Total capital to risk-adjusted assets ratios were 13.28 percent and 16.99 percent, respectively. The elements currently comprising Tier 1 capital and Tier 2 capital and the minimum Tier 1 capital and Total capital ratios may be subject to change in the future, as discussed in greater detail below. The risk-based capital rules state that the capital requirements are minimum standards based primarily on broad credit-risk considerations and do not take into account the other types of risk a banking organization may be exposed to (e.g., interest rate, market, liquidity and operational risks).

Basel I and II Standards.    Regions currently calculates its risk-based capital ratios under guidelines adopted by the Federal Reserve based on the 1988 Capital Accord (“Basel I”) of the Basel Committee on Banking Supervision (the “Basel Committee”). In 2004, the Basel Committee published a new set of risk-based capital standards (“Basel II”) to revise Basel I. Basel II provides two approaches for setting capital standards for credit risk—an internal ratings-based approach tailored to individual institutions’ circumstances and a standardized approach that bases risk-weighting on external credit assessments to a much greater extent than permitted in the existing risk-based capital guidelines. Basel II also sets capital requirements for operational risk and refines the existing capital requirements for market risk exposures.

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

In July 2008, the U.S. bank regulatory agencies issued a proposed rule that would provide banking organizations that do not use the advanced approaches with the option to implement a new risk-based capital framework. This framework would adopt the standardized approach of Basel II for credit risk, the basic indicator approach of Basel II for operational risk, and related disclosure requirements. While this proposed rule generally parallels the relevant approaches under Basel II, it diverges where United States markets have unique characteristics and risk profiles, most notably with respect to risk weighting residential mortgage exposures. Comments on the proposed rule were due to the agencies by October 27, 2008, but a definitive final rule has not been issued as of February 2012.

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

•

as a newly adopted international standard, a minimum leverage ratio of 3.0 percent, calculated as the ratio of Tier 1 capital to balance sheet exposures plus certain off-balance sheet exposures (as the average for each quarter of the month-end ratios for the quarter); and

•

under some circumstances, a “countercyclical capital buffer”, generally to be imposed when national regulators determine that excess aggregate credit growth becomes associated with a buildup of systemic risk, that would be a CET1 add-on to the capital conservation buffer in the range of 0 percent to 2.5 percent when fully implemented (potentially resulting in total buffers of between 2.5 percent and 5 percent).

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

In July 2011, the Basel Committee introduced a consultative document establishing a requirement for a capital surcharge on certain globally systemically important banks (“G-SIBs”), and in November 2011, the Basel Committee issued final provisions substantially unchanged from the previous proposal. An “indicator-based approach” will be used to determine whether a bank is a G-SIB and the appropriate level of the surcharge to be applied. The “indicator-based approach” consists of five broad categories: size, interconnectedness, lack of substitutability, cross-jurisdictional activity and complexity. Banks found to be G-SIBs will be subject to a progressive CET1 surcharge ranging from 1% to 3.5% over the Basel III 7% CET1 requirement. The surcharge will become fully effective on January 1, 2019. Regions does not expect to be subject to this CET1 surcharge.

The implementation of the Basel III final framework will commence January 1, 2013. On that date, banking institutions will be required to meet the following minimum capital ratios:

•	3.5 percent CET1 to risk-weighted assets;

•	4.5 percent Tier 1 capital to risk-weighted assets; and

•	8.0 percent Total capital to risk-weighted assets.

The Basel III final framework provides for a number of new deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets reliant on future profitability of the bank and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10 percent of CET1 or all such categories in the aggregate exceed 15 percent of CET1.

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

The timing for the U.S. banking agency’s publication of proposed rules to implement the Basel III capital framework and the implementation schedule is uncertain. The release accompanying the Proposed SIFI Rules appears to indicate that rules implementing Basel III will be published for comment during the first quarter of 2012. The rules ultimately adopted may be different from the Basel III final framework as published in December 2010.

The Dodd-Frank Act appears to require the Federal Reserve to adopt regulations imposing a continuing “floor” of the Basel I-based capital requirements in cases where the Basel II-based capital requirements and any changes in capital regulations resulting from Basel III otherwise would permit lower requirements. In December 2010, the Federal Reserve published for comment proposed regulations implementing this requirement. On June 14, 2011, the Federal Reserve, FDIC and Office of the Comptroller of the Currency (OCC) jointly approved a final rule which requires a banking organization operating under the agencies’ advanced approaches risk-based capital rules to adhere to the higher of the minimum requirements under the general risk-based capital rules and the minimum requirements under the advanced approaches risk-based capital rules.

Leverage Requirements.    Neither Basel I nor Basel II includes a leverage requirement as an international standard; however, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies to be considered well-capitalized. These guidelines provide for a minimum ratio of Tier 1 capital to total consolidated quarterly average assets (as defined for regulatory purposes), net of the loan loss reserve, goodwill and certain other intangible assets (the “leverage ratio”), of 3.0 percent for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies generally are required to maintain a leverage ratio of at least 4 percent. Regions’ Leverage ratio at December 31, 2011 was 9.91 percent.

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

Liquidity Requirements.    Historically, regulation and monitoring of bank and bank holding company liquidity has been addressed as a supervisory matter, both in the U.S. and internationally, without required formulaic measures. The Basel III final framework requires banks and bank holding companies to measure their liquidity against specific liquidity tests that, although similar in some respects to liquidity measures historically applied by banks and regulators for management and supervisory purposes, going forward will be required by regulation. One test, referred to as the liquidity coverage ratio (“LCR”), is designed to ensure that the banking entity maintains an adequate level of unencumbered high-quality liquid assets equal to the entity’s expected net cash outflow for a 30-day time horizon (or, if greater, 25 percent of its expected total cash outflow) under an acute liquidity stress scenario. The other, referred to as the net stable funding ratio (“NSFR”), is designed to promote more medium- and long-term funding of the assets and activities of banking entities over a one-year time horizon. These requirements will incentivize banking entities to increase their holdings of U.S. Treasury securities and other sovereign debt as a component of assets and increase the use of long-term debt as a funding source. The Basel III liquidity framework contemplates that the LCR will be subject to an observation period continuing through mid-2013 and subject to any revisions resulting from the analyses conducted and data collected during the observation period, implemented as a minimum standard on January 1, 2015. Similarly, it contemplates that the NSFR will be subject to an observation period through mid-2016 and, subject to any revisions resulting from the analyses conducted and data collected during the observation period, implemented as a minimum standard by January 1, 2018.

As discussed above under “—Regulatory Reforms,” the Proposed SIFI Rules address liquidity requirements for bank holding companies. including Regions, with $50 billion or more in total consolidated assets. In the release accompanying those rules, the Federal Reserve states a general intention to incorporate the Basel III liquidity framework for the bank holding companies covered by the Proposed SIFI Rules or a “subset” of those bank holding companies. Although these rules do not include prescriptive ratios like the LCR and NSFR, they do include detailed liquidity-related requirements, including requirements for cashflow projections, liquidity stress testing (including, at a minimum, over time horizons that include an overnight time horizon, a 30-day time horizon, a 90-day time horizon and a 1-year time horizon), and a requirement that covered bank holding companies maintain a liquidity buffer of unencumbered highly liquid assets sufficient to meet projected net cash outflows and the projected loss or impairment of existing funding sources for 30 days over a range of liquidity stress scenarios.

Capital Requirements of Regions Bank.    Regions Bank is subject to substantially similar capital requirements as those applicable to Regions. As of December 31, 2011, Regions Bank was in compliance with applicable minimum capital requirements. Neither Regions nor Regions Bank has been advised by any federal banking agency of any specific minimum capital ratio requirement applicable to it as of December 31, 2011. Failure to meet capital guidelines could subject a bank to a variety of enforcement remedies, including the termination of deposit insurance by the FDIC, and to certain restrictions on its business. See “—Regulatory Remedies under the FDIA” below.

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

Regulatory Remedies under the FDIA

The FDIA establishes a system of regulatory remedies to resolve the problems of undercapitalized institutions. The federal banking regulators have established five capital categories (“well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized”) and must take certain mandatory supervisory actions, and are authorized to take other discretionary actions, with respect to institutions which are undercapitalized, significantly undercapitalized or critically undercapitalized. The severity of these mandatory and discretionary supervisory actions depends upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the FDIA requires the banking regulator to appoint a receiver or conservator for an institution that is critically undercapitalized. The federal bank regulatory agencies have specified by regulation the current relevant capital levels for each category:

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

If, in the opinion of a federal bank regulatory agency, an institution under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the institution, could include the payment of dividends), such agency may require, after notice and hearing, that such institution cease and desist from such practice. The federal bank regulatory agencies have indicated that paying dividends that deplete an institution’s capital base to an inadequate level would be an unsafe and unsound banking practice. Under the FDIA, an insured institution may not pay a dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. See “—Regulatory Remedies under the FDIA” above. Moreover, the Federal Reserve and the FDIC have issued policy statements stating that bank holding companies and insured banks should generally pay dividends only out of current operating earnings.

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

Under Alabama law, Regions Bank may not pay a dividend in excess of 90 percent of its net earnings until the bank’s surplus is equal to at least 20 percent of capital. Regions Bank is also required by Alabama law to seek the approval of the Alabama Superintendent of Banking prior to the payment of dividends if the total of all dividends declared by Regions Bank in any calendar year will exceed the total of (a) Regions Bank’s net earnings for that year, plus (b) its retained net earnings for the preceding two years, less any required transfers to surplus. The statute defines net earnings as the remainder of all earnings from current operations plus actual recoveries on loans and investments and other assets, after deducting from the total thereof all current operating expenses, actual losses, accrued dividends on preferred stock, if any, and all federal, state and local taxes. Regions Bank cannot, without approval from the Federal Reserve and the Alabama Superintendent of Banking, declare or pay a dividend to Regions Financial unless Regions Bank is able to satisfy the criteria discussed above. In addition to dividend restrictions, Federal statutes also prohibit unsecured loans from banking subsidiaries to the parent company, as discussed below under “—Transactions with Affiliates”.

Payment of Dividends by Regions.    The payment of dividends by Regions and the dividend rate are subject to management review and approval by Regions’ Board of Directors on a quarterly basis. Regions’ dividend payments, as well as share repurchases, are also subject to the oversight of the Federal Reserve. Under a final rule issued by the Federal Reserve in November 2011, the dividend policies and share repurchases of a large bank holding company, such as Regions, will be reviewed by the Federal Reserve based on capital plans and stress tests as submitted by the bank holding company, and will be assessed against, among other things, the bank holding company’s ability to achieve the Basel III capital ratio requirements referred to above as they are phased in by U.S. regulators. Specifically, financial institutions must maintain a Tier 1 common risk-based capital ratio greater than 5 percent, under both ordinary and adverse circumstances. The Federal Reserve will only approve capital distributions for companies whose capital plans adhere to the criteria described in the CCAR, as described above under “—Regulatory Reforms”.

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

Transactions with Affiliates

There are various legal restrictions on the extent to which Regions and its non-bank subsidiaries may borrow or otherwise obtain funding from Regions Bank. In general, Sections 23A and 23B of the Federal Reserve Act and Federal Reserve Regulation W require that any “covered transaction” by Regions Bank (or its subsidiaries) with an affiliate that is an extension of credit must be secured by designated amounts of specified collateral and must be limited to (a) in the case of any single such affiliate, the aggregate amount of covered transactions of Regions Bank and its subsidiaries may not exceed 10 percent of the capital stock and surplus of Regions Bank, and (b) in the case of all affiliates, the aggregate amount of covered transactions of Regions Bank and its subsidiaries may not exceed 20 percent of the capital stock and surplus of Regions Bank. “Covered transactions” are defined by statute to include, among other things, a loan or extension of credit, as well as a purchase of securities issued by an affiliate, a purchase of assets (unless otherwise exempted by the Federal Reserve) from the affiliate, the acceptance of securities issued by the affiliate as collateral for a loan, and the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate. The Dodd-Frank Act significantly expands the coverage and scope of the limitations on affiliate transactions within a banking organization. For example, commencing in July 2012, the Dodd-Frank Act requires that the 10% of capital limit on covered transactions begin to apply to financial subsidiaries. Commencing in July 2012, Dodd-Frank also expands the definition of a “covered transaction” to include derivatives transactions and securities lending transactions with a non-bank affiliate under which a bank (or a subsidiary) has credit exposure (with the term “credit exposure” to be defined by the Federal Reserve under its existing rulemaking authority). Collateral requirements will apply to such transactions as well as to certain repurchase and reverse repurchase agreements. All covered transactions, including certain additional transactions (such as transactions with a third party in which an affiliate has a financial interest), must be conducted on market terms.

Deposit Insurance

Regions Bank accepts deposits, and those deposits have the benefit of FDIC insurance up to the applicable limits. The applicable limit for FDIC insurance for most types of accounts is $250,000. For noninterest-bearing transactions accounts there is temporary unlimited coverage through December 31, 2012, during which time all funds held in noninterest-bearing transaction accounts are fully insured, without limit, and this coverage is separate from, and in addition to, the coverage provided to depositors for other accounts at Regions Bank. Under the FDIA, insurance of deposits may be terminated by the FDIC upon a finding that the insured depository institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by a bank’s federal regulatory agency.

Deposit Insurance Assessments. Regions Bank pays deposit insurance premiums to the FDIC based on an assessment rate established by the FDIC. Regions’ FDIC assessment rates were previously calculated based upon a combination of regulatory ratings and financial ratios. However, In February 2011, the FDIC adopted a final rule (the “New Assessment Rule”), which took effect on April 1, 2011, to revise the deposit insurance assessment system for large institutions. The New Assessment Rule creates a two scorecard system for large institutions, one for most large institutions that have more than $10 billion in assets, such as Regions Bank, and another for “highly complex” institutions that have over $50 billion in assets and are fully owned by a parent with over $500 billion in assets. Each scorecard will have a performance score and a loss-severity score that will be combined to produce a total score, which will be translated into an initial assessment rate. In calculating these scores, the FDIC utilizes the bank’s supervisory (CAMELS) ratings as well as forward-looking financial measures to assess an institution’s ability to withstand asset-related stress and funding-related stress. The FDIC has the ability to make discretionary adjustments to the total score, up or down, based upon significant risk factors that are not adequately captured in the scorecard. The total score will then translate to an initial base assessment rate on a non-linear, sharply-increasing scale. For large institutions, including Regions Bank, the initial base assessment rate ranges from 5 to 35 basis points on an annualized basis (basis points representing cents per $100). After the effect of potential base-rate adjustments, the total base assessment rate could range from 2.5 to 45 basis points on an annualized basis. The potential adjustments to an institution’s initial base assessment rate include (i) a potential decrease of up to 5 basis points for certain long-term unsecured debt (“unsecured debt adjustment”) and (ii) (except for well-capitalized institutions with a CAMELS rating of 1 or 2) a potential increase of up to 10 basis points for brokered deposits in excess of 10% of domestic deposits (“brokered deposit adjustment”). As the DIF reserve ratio grows, the rate schedule will be adjusted downward. Additionally, the rule includes a new adjustment for depository institution debt whereby an institution will pay an additional premium equal to 50 basis points on every dollar (above 3% of an institution’s Tier 1 capital) of long-term, unsecured debt held that was issued by another insured depository institution, excluding debt guaranteed under the FDIC’s Temporary Liquidity Guarantee Program (TLGP). The New Assessment Rule also changed the deposit insurance assessment base from deposits to the average of consolidated total assets less the average tangible equity of the insured depository institution during the assessment period.

Regions began using the New Assessment Rule for FDIC expense calculations beginning with the second quarter of 2011. During 2011, FDIC insurance expense decreased $3 million to $217 million. The level of FDIC deposit expense is expected to fluctuate over time depending on the results of the calculations using the factors discussed above.

On November 17, 2009, the FDIC implemented a final rule requiring insured institutions, such as Regions Bank, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012. Such prepaid assessments were paid on December 30, 2009, along with each institution’s quarterly risk-based deposit insurance assessment for the third quarter of 2009 (assuming 5 percent annual growth in deposits between the third quarter of 2009 and the end of 2012 and taking into account, for 2011 and 2012, the annualized three basis point increase discussed below). The FDIC may increase or decrease the assessment rate schedule on a semi-annual basis.

The FDIA establishes a minimum ratio of deposit insurance reserves to estimated insured deposits, the designated reserve ratio (the “DRR”), of 1.15 percent prior to September 2020 and 1.35 percent thereafter. On December 20, 2010, the FDIC issued a final rule setting the DRR at 2 percent. Because the DRR fell below 1.15 percent as of June 30, 2008, and was expected to remain below 1.15 percent, the FDIC was required to establish and implement a restoration plan that would restore the reserve ratio to at least 1.15 percent within five years. In October 2008, the FDIC adopted such a restoration plan (the “Restoration Plan”). In February 2009, in light of the extraordinary challenges facing the banking industry, the FDIC amended the Restoration Plan to allow seven years for the reserve ratio to return to 1.15 percent. In October 2009, the FDIC passed a final rule extending the term of the Restoration Plan to eight years. This final rule also included a provision that implements a uniform three basis point increase in assessment rates, effective January 1, 2011, to help ensure that the reserve ratio returns to at least 1.15 percent within the eight year period called for by the Restoration Plan. In October 2010, the FDIC adopted a new restoration plan to ensure the DRR reaches 1.35 percent by September 2020. As part of the revised plan, the FDIC did not implement the uniform three-basis point increase in assessment rates that was scheduled to take place in January 2011. The FDIC will, at least semi-annually, update its income and loss projections for the DIF and, if necessary, propose rules to further increase assessment rates. In addition, on January 12, 2010, the FDIC announced that it would seek public comment on whether banks with compensation plans that encourage risky behavior should be charged higher deposit assessment rates than such banks would otherwise be charged. See also “—Incentive Compensation” below.

We cannot predict whether, as a result of an adverse change in economic conditions or other reasons, the FDIC will in the future further increase deposit insurance assessment levels. For more information, see the “FDIC Premiums and Special Assessment” section of Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation” of this Annual Report on Form 10-K.

FICO Assessments.    In addition, the Deposit Insurance Funds Act of 1996 authorized the Financing Corporation (“FICO”) to impose assessments on DIF applicable deposits in order to service the interest on FICO’s bond obligations from deposit insurance fund assessments. The amount assessed on individual institutions by FICO will be in addition to the amount, if any, paid for deposit insurance according to the FDIC’s risk-related assessment rate schedules. FICO assessment rates may be adjusted quarterly to reflect a change in assessment base. Regions Bank had a FICO assessment of $9 million in FDIC deposit premiums in 2011.

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

The BHC Act further provides that the Federal Reserve may not approve any transaction that would result in a monopoly or would be in furtherance of any combination or conspiracy to monopolize or attempt to monopolize the business of banking in any section of the United States, or the effect of which may be substantially to lessen competition or to tend to create a monopoly in any section of the country, or that in any other manner would be in restraint of trade, unless the anticompetitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served. Consideration of financial resources generally focuses on capital adequacy, and consideration of convenience and needs issues includes the parties’ performance under the CRA, both of which are discussed below. The Federal Reserve must also take into account the institutions’ effectiveness in combating money laundering. In addition, pursuant to the Dodd-Frank Act, the BHC Act was amended to require the Federal Reserve to, when evaluating a proposed transaction, consider the extent to which the transaction would result in greater or more concentrated risks to the stability of the United States banking or financial system.

U.S. Treasury Capital Purchase Program

Pursuant to the CPP, on November 14, 2008, Regions issued and sold to the U.S. Treasury in a private offering, (i) 3.5 million shares of the Fixed Rate Cumulative Perpetual Preferred Stock, (“Series A Preferred Stock”) and (ii) a warrant (the “Warrant”) to purchase 48,253,677 shares of Regions’ common stock, at an exercise price of $10.88 per share, subject to certain anti-dilution and other adjustments, for an aggregate purchase price of $3.5 billion in cash. The securities purchase agreement, dated November 14, 2008, pursuant to which the securities issued to the U.S. Treasury under the CPP were sold, grants the holders of the Series A Preferred Stock, the Warrant and the common stock of Regions to be issued under the Warrant certain registration rights in order to facilitate resale, and subjects Regions to certain of the executive compensation limitations included in the Emergency Economic Stabilization Act of 2008 (“EESA”), as amended by the American Recovery and Reinvestment Act of 2009 (“ARRA”).

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

In January 2010, the FDIC announced that it would seek public comment on whether banks with compensation plans that encourage risky behavior should be charged higher deposit assessment rates than such banks would otherwise be charged. The comment period ended on February 18, 2010. As of February 2012, a final rule has not been adopted.

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

In March 2011, the Federal Reserve and other federal banking agencies requested comments on a notice of proposed rulemaking designed to implement provisions of the Dodd-Frank Act prohibiting incentive compensation arrangements that would encourage inappropriate risk taking at a covered institution, which includes a bank or bank holding company with $1 billion or more of assets, such as Regions and Regions Bank. The proposed rule (i) prohibits incentive-based compensation arrangements that encourage executive officers, employees, directors or principal shareholders to expose the institution to inappropriate risks by providing excessive compensation (based on the standards for excessive compensation adopted pursuant to the FDIA) and

(ii) prohibits incentive-based compensation arrangements for executive officers, employees, directors or principal shareholders that could lead to a material financial loss for the institution. The proposed rule requires covered institutions to establish policies and procedures for monitoring and evaluating their compensation practices. Institutions with consolidated assets of $50 billion or more, such as Regions, are subject to additional restrictions on compensation arrangements for their executive officers and any other persons indentified by the institution’s board of directors as having the ability to expose the institution to substantial losses. The comment period ended on May 31, 2011. These regulations may become effective before the end of 2012. If the regulations are adopted in the form initially proposed, they will impose limitations on the manner in which we may structure compensation for our executives.

The scope and content of the U.S. banking regulators’ policies on incentive compensation are continuing to develop. It cannot be determined at this time whether a final rule will be adopted and whether compliance with such a final rule will adversely affect the ability of Regions and its subsidiaries to hire, retain and motivate their key employees.

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

Regulation of Residential Mortgage Loan Originators

On July 28, 2010, the Federal Reserve and other Federal bank regulatory authorities adopted a final rule on the Secure and Fair Enforcement for Mortgage Licensing Act of 2008 (“S.A.F.E. Act”). Under the S.A.F.E. Act, residential mortgage loan originators employed by banks, such as Regions Bank, must register with the Nationwide Mortgage Licensing System and Registry, obtain a unique identifier from the registry, and maintain their registration. As of July 30, 2011, any residential mortgage loan originator who fails to satisfy these requirements will not be permitted to originate residential mortgage loans.

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

In addition to federal registration, state securities commissions require the registration of certain broker-dealers and investment advisers. Morgan Keegan is registered as a broker-dealer with every state, the District of Columbia, and Puerto Rico. Morgan Keegan is registered as an investment adviser in 47 states and the District of Columbia.

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

Employees

As of December 31, 2011, Regions and its subsidiaries had 26,813 employees.

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

Risks Related to the Operation of Our Business

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

Dramatic declines in the housing market during recent years, with falling home prices and increasing foreclosures, unemployment and under-employment, have adversely affected the credit performance of real estate-related loans and resulted in, and may continue to result in, significant write-downs of asset values by us and other financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other securities and loans, have caused many financial institutions to seek additional capital, to reduce or eliminate dividends, to merge with larger and stronger institutions and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced, and in some cases, ceased to provide funding to borrowers, including financial institutions.

Although the economic slowdown that the United States experienced has begun to reverse and the markets have generally improved, business activities across a wide range of industries continue to face serious difficulties due to the lack of consumer spending and the lack of liquidity in the global credit markets. A sustained weakness or weakening in business and economic conditions generally or specifically in the principal markets in which we do business could have one or more of the following adverse effects on our business:

•	A decrease in the demand for loans and other products and services offered by us;

•	A decrease in the value of our loans held for sale or other assets secured by consumer or commercial real estate;

•	An impairment of certain intangible assets, such as goodwill;

•	A decrease in interest income from variable rate loans, due to fluctuations in interest rates; and

•

An increase in the number of clients and counterparties who become delinquent, file for protection under bankruptcy laws or default on their loans or other obligations to us. An increase in the number of delinquencies, bankruptcies or defaults could result in a higher level of nonperforming assets, net charge-offs, provisions for loan losses, and valuation adjustments on loans held for sale.

Overall, during the past four years, the general business environment has had an adverse effect on our business. Although the general business environment has shown some improvement, there can be no assurance that it will continue to improve. Additionally, the improvement of certain economic indicators, such as real estate asset values and rents and unemployment, may vary between geographic markets and may continue to lag behind improvement in the overall economy. These economic indicators typically affect certain industries, such as real estate and financial services, more significantly than other economic sectors. For example, improvements in commercial real estate fundamentals typically lag broad economic recovery by twelve to eighteen months. Our clients include entities active in the real estate and financial services industries. Furthermore, financial services companies with a substantial lending business, like ours, are dependent upon the ability of their borrowers to make debt service payments on loans. Should unemployment or real estate asset values fail to recover for an extended period of time, our business, financial condition or results of operations could be adversely affected. If economic conditions worsen or remain volatile, our business, financial condition and results of operations could be adversely affected. Concerns about the European Union’s sovereign debt crisis have also caused uncertainty for financial markets globally. Such risks could indirectly affect the Company by affecting its hedging or other counterparties, as well as the Company’s customers with European businesses or assets denominated in the euro or companies in the Company’s markets with European businesses or affiliates.

Ineffective liquidity management could adversely affect our financial results and condition.

Effective liquidity management is essential for the operation of our business. We require sufficient liquidity to meet customer loan requests, customer deposit maturities/withdrawals, payments on our debt obligations as they come due and other cash commitments under both normal operating conditions and other unpredictable circumstances causing industry or general financial market stress. Our access to funding sources in amounts adequate to finance our activities or on terms that are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy generally. Factors that could detrimentally impact our access to liquidity sources include a downturn in the geographic markets in which our loans and operations are concentrated or difficult credit markets. Our access to deposits may also be affected by the liquidity needs of our depositors. In particular, a majority of our liabilities on average during 2011 were checking accounts and other liquid deposits, which are payable on demand or upon several days’ notice, while by comparison, a substantial majority of our assets were loans, which cannot be called or sold in the same time frame. Although we have historically been able to replace maturing deposits and advances as necessary, we might not be able to replace such funds in the future, especially if a large number of our depositors seek to withdraw their accounts, regardless of the reason. A failure to maintain adequate liquidity could materially and adversely affect our business, results of operations or financial condition.

Our operations are concentrated in the Southeastern United States, and adverse changes in the economic conditions in this region can adversely affect our performance and credit quality.

Our operations are concentrated in the Southeastern United States, particularly in the states of Alabama, Arkansas, Georgia, Florida, Louisiana, Mississippi and Tennessee. As a result, local economic conditions in the Southeastern United States can significantly affect the demand for the products offered by Regions Bank (including real estate, commercial and construction loans), the ability of borrowers to repay these loans and the value of the collateral securing these loans. Since 2008, the national real estate market experienced a significant decline in value, and the value of real estate in the Southeastern United States in particular declined significantly more than real estate values in the United States as a whole. This decline has had an adverse impact on some of our borrowers and on the value of the collateral securing many of our loans. This decline may continue to affect borrowers and collateral values, which could adversely affect our currently performing loans, leading to future delinquencies or defaults and increases in our provision for loan losses. Further or continued adverse changes in these economic conditions may negatively affect our business, results of operations or financial condition.

Hurricanes and other weather-related events, as well as man-made disasters, could cause a disruption in our operations or other consequences that could have an adverse impact on our results of operations.

A significant portion of our operations are located in the areas bordering the Gulf of Mexico and the Atlantic Ocean, regions that are susceptible to hurricanes, or in areas of the Southeastern United States that are susceptible to tornadoes and other severe weather events. Such weather events can cause disruption to our operations and could have a material adverse effect on our overall results of operations. We maintain hurricane insurance, including coverage for lost profits and extra expense; however, there is no insurance against the disruption that a catastrophic hurricane could produce to the markets that we serve. Further, a hurricane or severe tornado in any of our market areas could adversely impact the ability of borrowers to timely repay their loans and may adversely affect the value of any collateral held by us. Man-made disasters and other events connected with the Gulf of Mexico or Atlantic Ocean, such as the 2010 Gulf oil spill, could have similar effects. Some of the states in which we operate have in recent years experienced extreme droughts. The severity and impact of future hurricanes, severe tornadoes, droughts and other weather-related events are difficult to predict and may be exacerbated by global climate change. The effects of past or future hurricanes, severe tornadoes, droughts and other weather-related events, as well as man-made disasters, could have an adverse effect on our business, financial condition or results of operations.

Continued weakness in the residential real estate markets could adversely affect our performance.

As of December 31, 2011, consumer residential real estate loans represented approximately 34.5 percent of our total loan portfolio. This portion of our loan portfolio has been under pressure for over four years as recent disruptions in the financial markets and the deterioration in housing markets and general economic conditions have caused a decline in home values, real estate market demand and the credit quality of borrowers. The effects of the continuing mortgage market challenges, combined with decreases in residential real estate market prices and demand, could result in further declines in home values. Declines in home values would adversely affect the value of collateral securing the residential real estate that we hold, as well as the volume of loan originations and the amount we realize on sale of real estate loans. These factors could result in higher delinquencies and greater charge-offs in future periods, which could materially adversely affect our business, financial condition or results of operations.

Continued weakness in the commercial real estate markets could adversely affect our performance.

Facing continuing pressure from reduced asset values, rising vacancies and reduced rents, the fundamentals within the commercial real estate sector also remain weak. As of December 31, 2011, approximately 13.8 percent of our loan portfolio consisted of investor real estate loans. The properties securing income-producing investor real estate loans are typically not fully leased at the origination of the loan. The borrower’s ability to repay the loan is instead dependent upon additional leasing through the life of the loan or the borrower’s successful operation of a business. Weak economic conditions may impair a borrower’s business operations and typically slow the execution of new leases. Such economic conditions may also lead to existing lease turnover. As a result of these factors, vacancy rates for retail, office and industrial space may remain at elevated levels in 2012. High vacancy rates could result in rents falling further over the next several quarters. The combination of these factors could result in further deterioration in the fundamentals underlying the commercial real estate market and the deterioration in value of some of our loans. Any such deterioration could adversely affect the ability of our borrowers to repay the amounts due under their loans. As a result, our business, results of operations or financial condition may be adversely affected.

If we experience greater credit losses in our loan portfolios than anticipated, our earnings may be adversely affected.

As a lender, we are exposed to the risk that our customers will be unable to repay their loans according to their terms and that any collateral securing the payment of their loans may not be sufficient to assure repayment. Credit losses are inherent in the business of making loans and could have a material adverse effect on our operating results.

We make various assumptions and judgments about the collectability of our loan portfolio and provide an allowance for estimated credit losses based on a number of factors. Our management periodically determines the allowance for loan losses based on available information, including the quality of the loan portfolio, economic conditions, the value of the underlying collateral and the level of non-accrual loans. Increases in this allowance will result in an expense for the period reducing our reported net income. If, as a result of general economic conditions, a decrease in asset quality or growth in the loan portfolio, our management determines that additional increases in the allowance for loan losses are necessary, we may incur additional expenses which will reduce our net income, and our business, results of operations or financial condition may be materially and adversely affected.

Although our management will establish an allowance for loan losses it believes is appropriate to absorb probable and reasonable estimable losses in our loan portfolio, this allowance may not be adequate. In particular, if a hurricane or other natural disaster were to occur in one of our principal markets of if economic conditions in those markets were to deteriorate unexpectedly, additional loan losses not incorporated in the existing allowance for loan losses may occur. Losses in excess of the existing allowance for loan losses will reduce our net income and could adversely affect our business, results of operations or financial condition, perhaps materially.

In addition, bank regulatory agencies will periodically review our allowance for loan losses and the value attributed to non-accrual loans or to real estate acquired through foreclosure. Such regulatory agencies may require us to adjust our determination of the value for these items. These adjustments could adversely affect our business, results of operations or financial condition.

Risks associated with home equity products where we are in a second lien position could adversely affect our performance.

Home equity products, particularly those where we are in a second lien position, and particularly those in certain geographic areas, may carry a higher risk of non-collection than other loans. Home equity lending includes both home equity loans and lines of credit. Of the $13.0 billion home equity portfolio at December 31, 2011, approximately $11.6 billion were home equity lines of credit and $1.4 billion were closed-end home equity loans (primarily originated as amortizing loans). This type of lending, which is secured by a first or second mortgage on the borrower’s residence, allows customers to borrow against the equity in their home. Real estate market values at the time of origination directly affect the amount of credit extended, and, in addition, past and future changes in these values impact the depth of potential losses. Second lien position lending carries higher credit risk because any decrease in real estate pricing may result in the value of the collateral being insufficient to cover the second lien after the first lien position has been satisfied. We have realized higher levels of charge-offs on second lien positions in the state of Florida, where real estate valuations have been depressed over the past several years. As of December 31, 2011, approximately $7.1 billion of our home equity lines and loans were in a second lien position (approximately $2.8 billion in Florida).

We are unable to track payment status on first liens held by another institution, including payment status related to loan modifications. When our second lien position becomes delinquent, an attempt is made to contact the first lien holder and inquire as to the payment status of the first lien. However, we do not and cannot continuously monitor the payment status of the first lien position. When the first lien is held by a third party, we can obtain an indication that a first lien is in default through information reported to credit bureaus. However, because borrowers may have more than one mortgage reported on the credit report and there is not a corresponding property address associated with reported mortgages, we are unable to associate a specific first lien with our junior lien. The only communication we receive directly from the first lien holder for our junior lien is notification at the time of foreclosure sale.

As of December 31, 2011, none of our home equity lines of credit have converted to mandatory amortization under the contractual terms. The vast majority of home equity lines of credit will convert to amortizing status after fiscal year 2020.

Industry competition may have an adverse effect on our success.

Our profitability depends on our ability to compete successfully. We operate in a highly competitive environment. Certain of our competitors are larger and have more resources than we do, enabling them to be more aggressive than us in competing for loans and deposits. In our market areas, we face competition from other commercial banks, savings and loan associations, credit unions, internet banks, finance companies, mutual funds, insurance companies, brokerage and investment banking firms, and other financial intermediaries that offer similar services. Some of our non-bank competitors are not subject to the same extensive regulations that govern Regions or Regions Bank and may have greater flexibility in competing for business. We expect competition to intensify among financial services companies due to the recent consolidation of certain competing financial institutions and the conversion of certain investment banks to bank holding companies. The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes, such as the recent repeal of all federal prohibitions on the payment by depository institutions of interest on demand deposit accounts and the recent repeal of all prohibitions on interstate branching by depository institutions. Should competition in the financial services industry intensify, our ability to effectively market our products and services and to retain or compete for new business may be adversely affected. Consequently, our business, financial condition or results of operations may also be adversely affected, perhaps materially.

Rapid and significant changes in market interest rates may adversely affect our performance.

Fluctuations in interest rates may adversely impact our business. Our profitability depends to a large extent on our net interest income, which is the difference between the interest income received on interest-earning assets (primarily loans and investment securities) and the interest expense incurred in connection with interest-bearing liabilities (primarily deposits and borrowings). The level of net interest income is primarily a function of the average balance of interest-earning assets, the average balance of interest-bearing liabilities and the spread between the yield on such assets and the cost of such liabilities. These factors are influenced by both the pricing and mix of interest-earning assets and interest-bearing liabilities which, in turn, are impacted by external factors such as the local economy, competition for loans and deposits, the monetary policy of the Federal Open Market Committee of the Federal Reserve System (the “FOMC”) and market interest rates.

The cost of our deposits and short-term wholesale borrowings is largely based on short-term interest rates, the level of which is driven primarily by the FOMC’s actions. However, the yields generated by our loans and securities are typically driven by longer-term interest rates, which are set by the market through benchmark interest rates such as the London Interbank Offered Rates (“LIBOR”) or, at times the FOMC’s actions, and generally vary from day to day. The level of net interest income is therefore influenced by movements in such interest rates and the pace at which such movements occur. Interest rate volatility can reduce unrealized gains or create unrealized losses in our portfolios. If the interest rates on our interest-bearing liabilities increase at a faster pace than the interest rates on our interest-earning assets, our net interest income may decline and, with it, a decline in our earnings may occur. Our net interest income and earnings would be similarly affected if the interest rates on our interest-earning assets declined at a faster pace than the interest rates on our interest-bearing liabilities. In particular, short-term interest rates are currently very low by historical standards, with many benchmark rates, such as the federal funds rate and the one- and three-month LIBOR near zero. These low rates have reduced our cost of funding which has caused our net interest margin to increase.

Our current one-year interest rate sensitivity position is asset sensitive, meaning that an immediate or gradual increase in interest rates would likely have a positive cumulative impact on Regions’ twelve-month net interest income. Alternatively, an immediate or gradual decrease in rates over a twelve-month period would likely have a negative impact on twelve-month net interest income.

An increasing interest rate environment would also increase debt service requirements for some of our borrowers. Such increases may adversely affect those borrowers’ ability to pay as contractually obligated and could result in additional delinquencies or charge-offs. Our results of operations and financial condition may be adversely affected as a result.

For a more detailed discussion of these risks and our management strategies for these risks, see the “Net Interest Income and Margin”, “Market Risk – Interest Rate Risk” and “Securities” sections of Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation” of this Annual Report on Form 10-K.

Our status as a non-investment grade issuer and any future reductions in our credit ratings may increase our funding costs, place limitations on business activities related to providing credit support to customers, or contribute to ineffective liquidity management.

The major rating agencies regularly evaluate us and their ratings of our long-term debt are based on a number of factors, including our financial strength and conditions affecting the financial services industry generally. Over the past three years, all of the major ratings agencies downgraded Regions’ and Regions Bank’s credit ratings and many issued negative outlooks. Negative watch, negative outlook or other similar terms mean that a future downgrade is possible. Recently, however, three major rating agencies have revised their outlooks of Regions upward from negative to stable. Citing improvements in loan loss performance and profitability, Standard & Poor’s revised its outlook of Regions to stable in August 2011. Fitch Ratings followed suit in November 2011, noting that Regions’ overall risk profile had improved. In February 2012, Moody’s Investor Services also changed its outlook from negative to stable citing that Regions had decreased its risk concentrations and is showing signs of stability in its asset quality. However, our rating from Dominion Bond Rating Service remains on negative outlook. Currently, Regions’ Senior ratings are Ba3, BB+, BBB-, and BBB by Moody’s Investor Services, Standard & Poor’s, Fitch Ratings and Dominion Bond Rating Service, respectively. Regions’ ratings with Moody’s Investor Services and Standard & Poor’s and Regions Bank’s ratings with Moody’s Investor Services are currently below investment grade.

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

Additionally, ratings agencies may also make substantial changes to their ratings policies and practices which may affect our credit ratings. In particular, Standard & Poor’s recently issued new credit rating criteria for regional banks based on general economic risks, risks associated with the banking industry, the bank’s strengths and weaknesses, and the likelihood that the bank will need governmental or outside financial support. While Standard & Poor’s has not downgraded Regions’ and Regions Bank’s credit ratings at this time, a few of our peer banks have experienced credit downgrades as a result of the new rating criteria. In the future, these new ratings guidelines may, among other things, adversely affect the ratings of our securities or other securities in which we have an economic interest.

Downgrades of Regions’ credit ratings have negative consequences that can impact our ability to access the debt and capital markets, as well as reduce our profitability through increased costs on future debt issuances. Specifically, when Regions was downgraded below investment grade status, we became unable to reliably access the short-term unsecured funding markets, which has caused us to hold more cash and liquid investments to meet our on-going cash needs. Such actions have reduced our profitability as these liquid investments earn a lower return than other assets, such as loans. Regions’ liquidity policy requires that we maintain a minimum cash level sufficient to cover debt service, maturities and operating cash requirements for two years for the parent company and acceptable periods for the bank and other affiliates. The conservative nature of this policy helps protect us against the costs of unexpected adverse funding environments. Future issuances of debt could cost Regions more in interest costs were such debt to be issued at our current debt rating. Future downgrades would further increase the interest costs associated with potential future borrowings, the cost of which cannot be estimated due to the uncertainty of future issuances in terms of amount and priority.

Additionally, at the time Regions was downgraded to below investment grade, certain counterparty contracts were required to be renegotiated, resulting in additional collateral postings of approximately $200 million. Refer to Note 20, “Derivative Financial Instruments and Hedging Activities, Contingent Features” to the consolidated financial statements of this Annual Report on Form 10-K for the fair value of contracts subject to contingent credit features and the collateral postings associated with such contracts. Future downgrades could require Regions to post additional collateral. While the exact amount of additional collateral is unknown, it is reasonable to conclude that Regions may be required to post approximately an additional $200 million related to existing contracts with contingent credit features. Additionally, if due to future downgrades, we were required to cancel our derivatives contracts with certain counterparties and were unable to replace such contracts, our market risk profile could be altered. Regions believes that this market risk exposure would be immaterial to its consolidated financial position, liquidity and results of operations.

The value of our goodwill and other intangible assets may decline in the future.

As of December 31, 2011, we had $4.8 billion of goodwill and $449 million of other intangible assets. A significant decline in our expected future cash flows, a significant adverse change in the business climate, slower growth rates or a significant and sustained decline in the price of our common stock, any or all of which could be materially impacted by many of the risk factors discussed herein, may necessitate our taking charges in the future related to the impairment of our goodwill. Future regulatory actions could also have a material impact on assessments of goodwill for impairment. If the fair value of our net assets improves at a faster rate than the market value of our Banking/Treasury reporting unit, we may also have to take charges related to the impairment of our goodwill. If we were to conclude that a future write-down of our goodwill and other intangible assets is necessary, we would record the appropriate charge, which could have a material adverse effect on our results of operations.

Additionally, as a result of the potential sale of Morgan Keegan, Regions is evaluating the organization of its reporting units. Reorganization of its reporting units in the future would result in a reallocation of goodwill across Regions’ business, at which time Regions would be required to test its goodwill in these new reporting units for impairment and could result in a write-down of our goodwill. A goodwill impairment charge is a non-cash item that does not have an adverse impact on regulatory capital.

The value of our deferred tax assets could adversely affect our operating results and regulatory capital ratios.

As of December 31, 2011, Regions had approximately $1.3 billion in net deferred tax assets, of which $432 million was disallowed when calculating regulatory capital. Applicable banking regulations permit us to include these deferred tax assets, up to a maximum amount, when calculating Regions’ regulatory capital to the extent these assets will be realized based on future projected earnings within one year of the report date. The ability to realize these deferred tax assets during any year also includes the ability to apply these assets to offset any taxable income during the two previous years. Unless we anticipate generating sufficient taxable income in the future, we may be unable to include additional amounts related to our deferred tax assets as part of our regulatory capital. The inability to include deferred tax assets in our regulatory capital could significantly reduce our regulatory capital ratios.

Additionally, our deferred tax assets are subject to an evaluation of whether it is more likely than not that they will be realized for financial statement purposes. In making this determination, we consider all positive and negative evidence available including the impact of recent operating results as well as potential carryback of tax to prior years’ taxable income, reversals of existing taxable temporary differences, tax planning strategies and projected earnings within the statutory tax loss carryover period. We have determined that the deferred tax assets are more likely than not to be realized at December 31, 2011 (except for $32 million related to state deferred tax assets for which we have established a valuation allowance). If we were to conclude that a significant portion of our deferred tax assets were not more likely than not to be realized, the required valuation allowance could adversely affect our financial position and results of operations.

Changes in the soundness of other financial institutions could adversely affect us.

Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services companies are interrelated as a result of trading, clearing, counterparty or other relationships. We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds, and other institutional clients. Furthermore, although we do not hold any European sovereign debt, we may do business with and be exposed to financial institutions that have been affected by the recent European sovereign debt crisis. As a result, defaults by, or even mere speculation about, one or more financial services companies, or the financial services industry generally, may lead to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. In addition, our credit risk may be exacerbated if the collateral held by us cannot be realized or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due us. We are unable to make assurances that any such losses would not materially and adversely affect our business, financial condition or results of operations.

Negative perceptions associated with our continued participation in the U.S. Treasury’s Capital Purchase Program (“CPP”) may adversely affect our ability to retain customers, attract investors and compete for new business opportunities.

On November 14, 2008, Regions issued and sold 3,500,000 shares of Series A Preferred Stock and the Warrant to purchase up to 48,253,677 shares of our common stock to the U.S. Treasury as part of the CPP. In order to repurchase one or both securities, in whole or in part, we must establish that we have satisfied all of the conditions to repurchase and must obtain the approval of the Federal Reserve and the U.S. Treasury. The federal regulators have not provided any formal guidance on the conditions to exit the Troubled Asset Relief Program (“TARP”) and appear to address these questions on a case-by-case basis. Our expectation is that we would be required to generate or raise additional capital prior to exiting TARP. Our ability to raise additional capital will depend on market conditions at the time.

There can be no assurance that we will be able to repurchase these securities from the U.S. Treasury. Our customers, employees and counterparties in our current and future business relationships may draw negative inferences regarding our strength as a financial institution based on our continued participation in the CPP. Any such negative perceptions and the limitations on incentive compensation contained in the American Recovery and Reinvestment Act (“ARRA”) may impair our ability to effectively compete with other financial institutions for business or to retain high performing employees. If this were to occur our business, financial condition, liquidity and results of operations may be adversely affected, perhaps materially.

The limitations on incentive compensation contained in ARRA and its implementing regulations may adversely affect our ability to retain our highest performing employees.

Because we have not yet repurchased the U.S. Treasury’s CPP investment, we remain subject to the restrictions on incentive compensation contained in the ARRA. On June 10, 2009, the U.S. Treasury released its interim final rule implementing the provisions of the ARRA and limiting the compensation practices at institutions in which the U.S. Treasury is invested. Financial institutions which have repurchased the U.S. Treasury’s CPP investment are relieved of the restrictions imposed by the ARRA and its implementing regulations. Because we remain subject to these restrictions, we may not be able to successfully compete with financial institutions that have exited the CPP to retain and attract high performing employees. If this were to occur, our business, financial condition and results of operations could be adversely affected, perhaps materially.

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

The financial services market, including banking services, is undergoing rapid changes with frequent introductions of new technology-driven products and services. In addition to better serving customers, the effective use of technology increases efficiency and may enable us to reduce costs. Our future success may depend, in part, on our ability to use technology to provide products and services that provide convenience to customers and to create additional efficiencies in our operations. Some of our competitors have substantially greater resources to invest in technological improvements than we currently have. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers. As a result, our ability to effectively compete to retain or acquire new business may be impaired, and our business, financial condition or results of operations, may be adversely affected.

Our customers may pursue alternatives to bank deposits which could force us to rely on relatively more expensive sources of funding.

We may experience an outflow of deposits because customers seek investments with higher yields or greater financial stability, prefer to do business with our competitors, or otherwise. This outflow of deposits could force us to rely more heavily on borrowings and other sources of funding to fund our business and meet withdrawal demands, thereby adversely affecting our net interest margin. We may also be forced, as a result of any outflow of deposits, to rely more heavily on equity to fund our business, resulting in greater dilution of our existing shareholders. As a result, our business, financial condition or results of operations may be adversely affected.

We are subject to a variety of operational risks, environmental, legal and compliance risks, and the risk of fraud or theft by employees or outsiders, which may adversely affect our business and results of operations.

We are exposed to many types of operational risks, including reputational risk, legal and compliance risk, the risk of fraud or theft by employees or outsiders, and unauthorized transactions by employees or operational errors, including clerical or record-keeping errors or those resulting from faulty or disabled computer or telecommunications systems. Negative public opinion can result from our actual or alleged conduct in any number of activities, including lending practices, corporate governance and acquisitions and from actions taken by government regulators and community organizations in response to those activities. Negative public opinion can adversely affect our ability to attract and keep customers and can expose us to litigation and regulatory action. Actual or alleged conduct by Regions can also result in negative public opinion about our other businesses. Negative public opinion could also affect our credit ratings, which are important to our access to unsecured wholesale borrowings.

If personal, non-public, confidential or proprietary information of customers in our possession were to be misappropriated, mishandled or misused, we could suffer significant regulatory consequences, reputational damage and financial loss. Such mishandling or misuse could include, for example, erroneously providing such information to parties who are not permitted to have the information, either by fault of our systems, employees, or counterparties, or the interception or inappropriate acquisition of such information by third parties.

Because the nature of the financial services business involves a high volume of transactions, certain errors may be repeated or compounded before they are discovered and successfully rectified. Our necessary dependence upon automated systems to record and process transactions and our large transaction volume may further increase the risk that technical flaws or employee tampering or manipulation of those systems will result in losses that are difficult to detect. We also may be subject to disruptions of our operating systems arising from events that are wholly or partially beyond our control (for example, computer viruses or electrical or telecommunications outages, or natural disasters, disease pandemics or other damage to property or physical assets) which may give rise to disruption of service to customers and to financial loss or liability. We are further exposed to the risk that our external vendors may be unable to fulfill their contractual obligations (or will be subject to the same risk of fraud or operational errors by their respective employees as we are) and to the risk that we (or our vendors’) business continuity and data security systems prove to be inadequate. The occurrence of any of these risks could result in our diminished ability to operate our business (for example, by requiring us to expend significant resources to correct the defect), as well as potential liability to clients, reputational damage and regulatory intervention, which could adversely affect our business, financial condition or results of operations, perhaps materially.

Our information systems may experience an interruption or security breach.

Failure in or breach of our operational or security systems or infrastructure, or those of our third party vendors and other service providers, including as a result of cyber attacks, could disrupt our businesses, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and cause losses. As a large financial institution, we depend on our ability to process, record and monitor a large number of customer transactions on a continuous basis. As customer, public and regulatory expectations regarding operational and information security have increased, our operational systems and infrastructure must continue to be safeguarded and monitored for potential failures, disruptions and breakdowns. Our business, financial, accounting, data processing systems or other operating systems and facilities may stop operating properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control. For example, there could be sudden increases in customer transaction volume; electrical or telecommunications outages; natural disasters such as earthquakes, tornadoes, and hurricanes; disease pandemics; events arising from local or larger scale political or social matters, including terrorist acts; and, as described below, cyber attacks. Although we have business continuity plans and other safeguards in place, our business operations may be adversely affected by significant and widespread disruption to our physical infrastructure or operating systems that support our businesses and customers.

Information security risks for large financial institutions such as Regions have generally increased in recent years in part because of the proliferation of new technologies, the use of the Internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists, activists, and other external parties. As noted above, our operations rely on the secure processing, transmission and storage of confidential information in our computer systems and networks. In addition, to access our products and services, our customers may use personal smartphones, tablet PC’s, and other mobile devices that are beyond our control systems. Although we believe we have robust information security procedures and controls, our technologies, systems, networks, and our customers’ devices may become the target of cyber attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of Regions’ or our customers’ confidential, proprietary and other information, or otherwise disrupt Regions’ or our customers’ or other third parties’ business operations.

Third parties with which we do business or that facilitate our business activities, could also be sources of operational and information security risk to us, including from breakdowns or failures of their own systems or capacity constraints.

Although to date we have not experienced any material losses relating to cyber attacks or other information security breaches, there can be no assurance that we will not suffer such losses in the future. Our risk and exposure to these matters remains heightened because of, among other things, the evolving nature of these threats and the prevalence of Internet and mobile banking. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities. Disruptions or failures in the physical infrastructure or operating systems that support our businesses and customers, or cyber attacks or security breaches of the networks, systems or devices that our customers use to access our products and services could result in customer attrition, regulatory fines, penalties or intervention, reputational damage, reimbursement or other compensation costs, and/or additional compliance costs, any of which could materially adversely affect our business, results of operations or financial condition.

We rely on other companies to provide key components of our business infrastructure.

Third parties provide key components of our business operations such as data processing, recording and monitoring transactions, online banking interfaces and services, Internet connections and network access. While we have selected these third party vendors carefully, we do not control their actions. Any problems caused by these third parties, including those resulting from disruptions in communication services provided by a vendor, failure of a vendor to handle current or higher volumes, or failure of a vendor to provide services for any reason or poor performance of services, could adversely affect our ability to deliver products and services to our customers and otherwise conduct our business. Financial or operational difficulties of a third party vendor could also hurt our operations if those difficulties interfere with the vendor’s ability to serve us. Replacing these third party vendors could also create significant delay and expense. Accordingly, use of such third parties creates an unavoidable inherent risk to our business operations.

We depend on the accuracy and completeness of information about clients and counterparties.

In deciding whether to extend credit or enter into other transactions with clients and counterparties, we may rely on information furnished by or on behalf of clients and counterparties, including financial statements and other financial information. We also may rely on representations of clients and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors if made available. If this information is inaccurate, we may be subject to regulatory action, reputational harm or other adverse effects with respect to the operation of our business, our financial condition and our results of operations.

We are exposed to risk of environmental liability when we take title to property.

In the course of our business, we may foreclose on and take title to real estate. As a result, we could be subject to environmental liabilities with respect to these properties. We may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination or may be required to investigate or clean up hazardous or toxic substances or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, if we are the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. If we become subject to significant environmental liabilities, our business, financial condition or results of operations could be adversely affected.

Our reported financial results depend on management’s selection of accounting methods and certain assumptions and estimates.

Our accounting policies and assumptions are fundamental to our reported financial condition and results of operations. Our management must exercise judgment in selecting and applying many of these accounting policies and methods so they comply with generally accepted accounting principles and reflect management’s judgment of the most appropriate manner to report our financial condition and results. In some cases, management must select the accounting policy or method to apply from two or more alternatives, any of which may be reasonable under the circumstances, yet may result in us reporting materially different results than would have been reported under a different alternative.

Certain accounting policies are critical to presenting our reported financial condition and results. They require management to make difficult, subjective or complex judgments about matters that are uncertain. Materially different amounts could be reported under different conditions or using different assumptions or estimates. These critical accounting policies include: the allowance for credit losses; fair value measurements; intangible assets; mortgage servicing rights; and income taxes. Because of the uncertainty of estimates involved in these matters, we may be required to do one or more of the following: significantly increase the allowance for credit losses and/or sustain credit losses that are significantly higher than the reserve provided; recognize significant impairment on our goodwill, other intangible assets and deferred tax asset balances; or significantly increase our accrued income taxes.

Changes in our accounting policies or in accounting standards could materially affect how we report our financial results and condition.

From time to time, the Financial Accounting Standards Board and SEC change the financial accounting and reporting standards that govern the preparation of our financial statements. These changes can be difficult to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in us restating prior period financial statements.

Risks Related to the Legal and Regulatory Framework in which Our Business Operates

We have been the subject of increased litigation which could result in legal liability and damage to our reputation.

We and certain of our subsidiaries have been named from time to time as defendants in various class actions and other litigation relating to their business and activities. Past, present and future litigation have included or could include claims for substantial compensatory or punitive damages or claims for indeterminate amounts of damages. We and certain of our subsidiaries are also involved from time to time in other reviews, investigations and proceedings (both formal and informal) by governmental and self-regulatory agencies regarding our and their business. These matters also could result in adverse judgments, settlements, fines, penalties, injunctions or other relief.

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

The banking industry is extensively regulated and supervised under both federal and state law. Regions and Regions Bank are subject to the regulation and supervision of the Federal Reserve, the FDIC and the Superintendent of Banking of the State of Alabama. These regulations are intended primarily to protect depositors, the public and the FDIC insurance fund, and not our shareholders. These regulations govern a variety of matters, including certain debt obligations, changes in control of bank holding companies and state-chartered banks, maintenance of adequate capital by bank holding companies and state-chartered banks, and general business operations and financial condition of Regions and Regions Bank (including permissible types, amounts and terms of loans and investments, the amount of reserves against deposits, restrictions on dividends, establishment of branch offices, and the maximum interest rate that may be charged by law). Additionally, all our non-bank subsidiaries are subject to oversight by the Federal Reserve, and certain of our other subsidiaries, such as Morgan Keegan, are subject to regulation, supervision and examination by other regulatory authorities, such as the SEC, FINRA and state securities and insurance regulators.

As a result, we are subject to changes in federal and state law, as well as regulations and governmental policies, income tax laws and accounting principles. Regulations affecting banks and other financial institutions are undergoing continuous review and frequently change, and the ultimate effect of such changes cannot be predicted. Regulations and laws may be modified at any time, and new legislation may be enacted that will affect us, Regions Bank and our subsidiaries. Any changes in any federal and state law, as well as regulations and governmental policies, income tax laws and accounting principles, could affect us in substantial and unpredictable ways, including ways which may adversely affect our business, financial condition or results of operations. Failure to appropriately comply with any such laws, regulations or principles could result in sanctions by regulatory agencies, civil money penalties or damage to our reputation, all of which could adversely affect our business, financial condition or results of operations. Our regulatory position is discussed in greater detail under the “Bank Regulatory Capital Requirements” section and associated Capital Ratios table of Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation” of this Annual Report on Form 10-K.

Recent legislation regarding the financial services industry may have a significant adverse effect on our operations.

The Dodd-Frank Act became law on July 21, 2010. Many of the provisions of the Dodd-Frank Act will directly affect our ability to conduct our business including:

•

Imposition of higher prudential standards, including more stringent risk-based capital, leverage, liquidity and risk-management requirements, and numerous other requirements on “systemically significant institutions,” including all bank holding companies with assets of at least $50 billion (which would include Regions);

•	Establishment of the Financial Stability Oversight Council to identify and impose additional regulatory oversight of large financial firms;

•

Imposition of additional costs and fees, including fees to be set by the Federal Reserve and charged to “systemically significant institutions” to cover the cost of regulating such institutions and any FDIC assessment made to cover the costs of any regular or special examination of Regions or its affiliates;

•	Establishment of the Consumer Financial Protection Bureau with broad authority to implement new consumer protection regulations and to examine and enforce compliance with federal consumer laws;

•

Application to bank holding companies of regulatory capital requirements similar to those applied to banks, which requirements exclude, on a phase-out basis, all trust preferred securities and cumulative preferred stock from Tier 1 capital (except for preferred stock issued under TARP, such as the Series A Preferred Stock, which will continue to qualify as Tier 1 capital as long as it remains outstanding); and

•	Establishment of new rules and restrictions regarding the origination of mortgages.

Many of the provisions of the Dodd-Frank Act became effective on July 21, 2011, the one-year anniversary of its enactment. However, a number of these other provisions still require extensive rulemaking, guidance and interpretation by regulatory authorities and have extended implementation periods and delayed effective dates. Accordingly, in some respects, the ultimate impact of the Dodd-Frank Act and its effect on Regions and the U.S. financial system generally may not be known for some time.

The provisions of the Dodd-Frank Act and any future rules adopted to implement those provisions as well as any additional legislative or regulatory changes may impact the profitability of our business activities and costs of operations, require that we change certain of our business practices, materially affect our business model or affect retention of key personnel, require us to raise additional regulatory capital, including additional Tier 1 capital, and could expose us to additional costs (including increased compliance costs). These and other changes may also require us to invest significant management attention and resources to make any necessary changes and may adversely affect our ability to conduct our business as previously conducted or our results of operations or financial condition.

Increases in FDIC insurance premiums may adversely affect our earnings.

Our deposits are insured by the FDIC up to legal limits and, accordingly, we are subject to FDIC deposit insurance assessments. We generally cannot control the amount of premiums we will be required to pay for FDIC insurance. High levels of bank failures over the past four years and increases in the statutory deposit insurance limits have increased resolution costs to the FDIC and put pressure on the Deposit Insurance Fund (“DIF”). In order to maintain a strong funding position and restore the reserve ratios of the DIF, the FDIC increased assessment rates on insured institutions, charged a special assessment to all insured institutions as of June 30, 2009, and required banks to prepay three years’ worth of premiums on December 30, 2009. If there are additional financial institution failures, we may be required to pay even higher FDIC premiums than the recently increased levels, or the FDIC may charge additional special assessments. Further, the FDIC increased the DIF’s target reserve ratio to 2.0 percent of insured deposits following the Dodd-Frank Act’s elimination of the 1.5 percent cap on the DIF’s reserve ratio. Additional increases in our assessment rate may be required in the future to achieve this targeted reserve ratio. These recent increases in deposit assessments and any future increases, required prepayments or special assessments of FDIC insurance premiums may adversely affect our business, financial condition or results of operations.

Additionally, in February 2011, pursuant to the Dodd-Frank Act, the FDIC amended its regulations regarding assessment for federal deposit insurance to base such assessments on the average total consolidated assets of the insured institution during the assessment period, less the average tangible equity of the institution during the assessment period. The FDIC also adopted a revised risk-based assessment calculation in February 2011. In January 2010, the FDIC proposed a rule tying assessment rates of FDIC insured institutions to the institution’s employee compensation programs. Comments were due on February 18, 2010, but as of February 2012, no final rule has been adopted. The exact nature and cumulative effect of these recent changes are not yet known, but they are expected to increase the amount of premiums we must pay for FDIC insurance. Any such increases may adversely affect our business, financial condition or results of operations.

The recent repeal of federal prohibitions on payment of interest on demand deposits could increase our interest expense.

On July 21, 2011, all federal prohibitions on the ability of financial institutions to pay interest on demand deposit accounts were repealed as part of the Dodd-Frank Act. As a result, financial institutions could commence offering interest on demand deposits to compete for clients. We do not yet know what interest rates or products our peer institutions may offer in response to this repeal. We anticipate that our interest expense will increase and our net interest margin will decrease if we begin offering interest on demand deposits to attract new clients or maintain current customers. Consequently, our business, financial condition or results of operations may be adversely affected, perhaps materially.

We may be subject to more stringent capital requirements.

Regions and Regions Bank are each subject to capital adequacy guidelines and other regulatory requirements specifying minimum amounts and types of capital that must be maintained. From time to time, the regulators implement changes to these regulatory capital adequacy guidelines. If we fail to meet these minimum capital guidelines and other regulatory requirements, our financial condition would be materially and adversely affected. In light of proposed changes to regulatory capital requirements contained in the Dodd-Frank Act and the regulatory accords on international banking institutions formulated as part of the Basel Committee III process and implemented by the Federal Reserve, we may be required to satisfy additional, more stringent, capital adequacy standards. The ultimate impact of the new capital and liquidity standards on us cannot be determined at this time and will depend on a number of factors, including the treatment and implementation by the U.S. banking regulators. These requirements, however, and any other new regulations, could adversely affect our ability to pay dividends, or could require us to reduce business levels or to raise capital, including in ways that may adversely affect our financial condition or results of operations. For more information concerning our compliance with capital requirements, see the “Bank Regulatory Capital Requirements” section of Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation” of this Annual Report on Form 10-K.

Unfavorable results from ongoing stress analyses conducted on Regions may adversely affect our ability to retain customers or compete for new business opportunities.

As part of the Comprehensive Capital Analysis and Review implemented pursuant to the Dodd-Frank Act, the Federal Reserve and Regions will conduct ongoing stress analyses of Regions in connection with evaluating Regions’ capital plan. The Federal Reserve has indicated that it will release publicly a summary containing bank holding company specific information and results of the 2012 stress analyses it conducts in connection with the CCAR.

Under the Proposed SIFI Rules discussed under “Regulatory Reforms” in the “Supervision and Regulation” section of Item 1. of this Annual Report on Form 10-K, the Federal Reserve will also conduct an annual stress analysis of Regions to evaluate our ability to absorb losses in adverse economic and financial conditions. This stress analysis will use three economic and financial scenarios generated by the Federal Reserve, including adverse and severely adverse scenarios. The Proposed SIFI Rules would also require us to conduct our own semi-annual stress analysis to assess the potential impact on Regions, including our consolidated earnings, losses and capital, under each of the economic and financial conditions used as part of the Federal Reserve’s annual stress analysis. A summary of the results of certain aspects of the Federal Reserve’s annual stress analysis would be released publicly and contain bank holding company specific information and results. The Proposed SIFI Rules would also require us to disclose publicly the results of our semi-annual stress analyses.

Although the stress tests are not meant to assess our current condition, and even if we remain strong, stable and well capitalized, we cannot predict our customers’ potential misinterpretation of, and adverse reaction to, the results of these stress tests. Any potential misinterpretations and adverse reactions could limit our ability to attract and retain customers or to effectively compete for new business opportunities. The inability to attract and retain customers or effectively compete for new business may have a material and adverse effect on our business, financial condition or results of operations.

Additionally, our regulators may require us to raise additional capital or take other actions, or may impose restrictions on our business, based on the results of the stress tests, including rejecting or requiring revisions to our annual capital plan submitted in connection with the Comprehensive Capital Analysis and Review. We may not be able to raise additional capital if required to do so, or may not be able to do so on terms which are advantageous to Regions or its current shareholders. Any such capital raises, if required, may also be dilutive to our existing shareholders.

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

The Dodd-Frank Act gave the Federal Reserve the authority to establish rules regarding interchange fees charged by payment card issuers for transactions in which a person uses certain types of debit cards, requiring that such fees be reasonable and proportional to the cost incurred by the issuer with respect to such transaction, subject to a possible adjustment to account for costs incurred in connection with the issuer’s fraud prevention policies. On June 29, 2011, the Federal Reserve approved its final rule on debit interchange fees. The final rule caps the maximum debit interchange fee at 21 cents, plus 5 basis points (multiplied by the amount of the transaction) to reflect a portion of fraud losses. The restrictions on interchange fees contained in the final rule are applicable to all debit card issuers who, together with their affiliates, possess more than $10 billion in assets, such as Regions Bank. The debit interchange fee provision took effect on October 1, 2011.

The Federal Reserve estimates that covered issuers, such as Regions Bank, may experience a decline in debit interchange fee revenue by more than 40 percent under the final rule. In 2011, Regions Bank collected $335 million in debit card income. We estimate that our debit card income will likely be reduced by approximately $180 million annually under the final rule before mitigation efforts.

In addition to the final rule on debit interchange fees, the Federal Reserve issued an interim final rule that provides an upward adjustment of a maximum of 1 cent to an issuer’s debit card interchange fee if the issuer establishes and implements procedures that meet specified fraud-prevention standards set forth under the interim final rule. In order to receive the adjustment, qualifying issuers must certify their eligibility to the payment card networks in which they participate. The fraud-prevention adjustment provision took effect on October 1, 2011, but may be revised by the Federal Reserve at a later date based on comments received through September 30, 2011. Regions is currently eligible for this adjustment. Since this rule is not yet final, the effects of this provision in its final form on our business, financial condition or results of operation are not yet known at this time.

The final rule also prohibits issuers and payment card networks from restricting the number of payment card networks on which an electronic debit transaction may be processed to fewer than two unaffiliated networks, regardless of the means by which a transaction may be authorized. This network exclusivity provision is applicable to all issuers, even those exempt from the debit interchange fees. Issuers will be subject to the network exclusivity rule beginning on April 1, 2012.

The Federal Reserve predicts that this network exclusivity provision may result in higher costs for some issuers and may place downward pressure on interchange fees because merchants may opt to route transactions over less expensive networks. The effects of this rule on our business, financial condition or results of operation are not yet known at this time.

Risks Related to the Sale of Morgan Keegan

The sale of Morgan Keegan may have an adverse impact on our business.

Pursuant to a stock purchase agreement entered into on January 11, 2012 (the “Stock Purchase Agreement”), Regions agreed to sell Morgan Keegan and certain related companies to Raymond James Financial, Inc. for approximately $930 million. The transaction is expected to close around the end of the first quarter of 2012, subject to customary conditions including the receipt of required regulatory approvals and customary closing conditions. We expect to receive a pre-closing dividend of $250 million from Morgan Keegan, bringing our total proceeds from the sale to approximately $1.18 billion, subject to adjustment.

The cash purchase price calculated under the Stock Purchase Agreement is subject to adjustment based on (1) the tangible book value of Morgan Keegan as of the closing of the transaction and (2) retention of Morgan Keegan employees through the date 90 days after closing of the transaction (the “Measurement Date”). If a significant number of Morgan Keegan employees leave prior to the Measurement Date or if the tangible book value of Morgan Keegan declines, the purchase price for Morgan Keegan that we receive under the Stock Purchase Agreement may be decreased.

Risks Related to Our Common Stock

The market price of shares of our common stock will fluctuate.

The market price of our common stock could be subject to significant fluctuations due to a change in sentiment in the market regarding our operations or business prospects. Such risks may be affected by:

•	Operating results that vary from the expectations of management, securities analysts and investors;

•	Developments in our business or in the financial sector generally;

•	Regulatory changes affecting our industry generally or our business and operations;

•	The operating and securities price performance of companies that investors consider to be comparable to us;

•	Announcements of strategic developments, acquisitions and other material events by us or our competitors;

•	Expectations of or actual equity dilution;

•	Changes in the credit, mortgage and real estate markets, including the markets for mortgage-related securities; and

•	Changes in global financial markets, global economies and general market conditions, such as interest or foreign exchange rates, stock, commodity, credit or asset valuations or volatility.

Stock markets in general and our common stock in particular have shown considerable volatility in the recent past. The market price of our common stock may continue to be subject to similar fluctuations unrelated to our operating performance or prospects. Increased volatility could result in a decline in the market price of our common stock.

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

Additionally, as of December 30, 2011, the Federal Reserve will require bank holding companies with $50 billion or more of total consolidated assets, such as Regions, to submit annual capital plans to the applicable Federal Reserve Bank for review before they can make capital distributions such as dividends. If the Federal Reserve does not approve Regions’ capital plan, Regions may not be able to declare dividends.

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

We may need to raise additional capital in the future to provide us with sufficient capital resources and liquidity to meet our commitments and business needs. Our ability to raise additional capital, if needed, will depend on, among other things, conditions in the capital markets at that time, which are outside of our control, and our financial performance. The recent economic slowdown and loss of confidence in financial institutions may increase our cost of funding and limit our access to some of our customary sources of capital, including inter-bank borrowings, repurchase agreements and borrowings from the discount window of the Federal Reserve. Additionally, our long-term debt securities are currently rated below investment grade by certain of the credit ratings agencies. As a non-investment grade issuer, our cost of funding and access to the capital markets may be further limited.

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

Future issuances of additional equity securities could result in dilution of existing stockholders’ equity ownership.

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

At December 31, 2011, Regions Bank, Regions’ banking subsidiary, operated 1,726 banking offices. Regions provides investment banking and brokerage services from 90 full-service offices of Morgan Keegan. At December 31, 2011, there were no significant encumbrances on the offices, equipment and other operational facilities owned by Regions and its subsidiaries.

See Item 1. “Business” of this Annual Report on Form 10-K for a list of the states in which Regions Bank’s branches and Morgan Keegan’s offices are located.

Item 3.	Legal Proceedings

Information required by this item is set forth in Note 23 “Commitments, Contingencies and Guarantees” in the Notes to the Consolidated Financial Statements which are included in Item 8. of this Annual Report on Form 10-K.

Item 4.	Mine Safety Disclosures.

Not applicable.

Executive Officers of the Registrant

Information concerning the Executive Officers of Regions is set forth under Item 10. “Directors, Executive Officers and Corporate Governance” of this Annual Report on Form 10-K.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Regions’ common stock, par value $.01 per share, is listed for trading on the New York Stock Exchange under the symbol RF. Quarterly high and low sales prices of and cash dividends declared on Regions’ common stock are set forth in Table 30 “Quarterly Results of Operations” of “Management’s Discussion and Analysis”, which is included in Item 7. of this Annual Report on Form 10-K. As of February 15, 2012, there were 73,015 holders of record of Regions’ common stock (including participants in the Computershare Investment Plan for Regions Financial Corporation).

Restrictions on the ability of Regions Bank to transfer funds to Regions at December 31, 2011, are set forth in Note 13 “Regulatory Capital Requirements and Restrictions” to the consolidated financial statements, which are included in Item 8. of this Annual Report on Form 10-K. A discussion of certain limitations on the ability of Regions Bank to pay dividends to Regions and the ability of Regions to pay dividends on its common stock is set forth in Item 1. “Business” under the heading “Supervision and Regulation—Payment of Dividends” of this Annual Report on Form 10-K.

The following table presents information regarding issuer purchases of equity securities during the fourth quarter of 2011.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1—31, 2011	—	—	—	23,072,300
November 1—30, 2011	—	—	—	23,072,300
December 1—31, 2011	—	—	—	23,072,300

Total	—	—	—	23,072,300

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

Restrictions on Dividends and Repurchase of Stock

Holders of Regions common stock are only entitled to receive such dividends as Regions’ board of directors may declare out of funds legally available for such payments. Furthermore, holders of Regions common stock are subject to the prior dividend rights of any holders of Regions preferred stock then outstanding. As of December 31, 2011, there were 3,500,000 shares of Regions’ Fixed Rate Cumulative Perpetual Preferred Stock Series A (the “Series A Preferred Stock”) with liquidation amount of $1,000 per share, issued and outstanding. Under the terms of the Series A Preferred Stock, as long as the Series A Preferred Stock is outstanding, Regions’ ability to declare and pay dividends on or redeem or repurchase certain equity securities, including Regions common stock, will be subject to restrictions in the event Regions fails to declare and pay (or set aside for payment) full dividends on the Series A Preferred Stock.

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

	Cumulative Total Return
	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011
Regions	$100.00	$66.36	$23.90	$16.39	$21.81	$13.51
S&P 500 Index	100.00	105.49	66.46	84.05	96.71	98.76
S&P Banks Index	100.00	77.32	48.97	45.67	55.31	49.79

Item 6.	Selected Financial Data

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

INTRODUCTION

EXECUTIVE SUMMARY

Management believes the following points summarize several of the most relevant items necessary for an understanding of the financial aspects of Regions Financial Corporation’s (“Regions” or “the Company”) business, particularly regarding its 2011 results. Cross references to more detailed information regarding each topic within Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and the consolidated financial statements are included. This summary is intended to assist in understanding the information provided, but should be read in conjunction with the entire MD&A and consolidated financial statements, as well as the other sections of this Annual Report on Form 10-K.

•

Morgan Keegan— On January 11, 2012, Regions entered into a stock purchase agreement to sell Morgan Keegan & Company, Inc. and related affiliates (“Morgan Keegan”) to Raymond James Financial, Inc. (“Raymond James”) for approximately $930 million in cash. As part of the transaction, Morgan Keegan will also pay Regions a dividend of $250 million before closing, pending regulatory approval, resulting in total proceeds of approximately $1.18 billion to Regions, subject to adjustment. The transaction is anticipated to close around the end of the first quarter of 2012, subject to regulatory approvals and customary closing conditions. Morgan Asset Management and Regions Morgan Keegan Trust are not included in the sale. The transaction purchase price is subject to adjustment based on the closing tangible equity of the entities being sold and retention of Morgan Keegan associates in the period 90 days after closing. Regions believes any adjustments to the sales price will not have a material impact to the consolidated financial statements. Additionally, Regions will indemnify Raymond James for all litigation matters related to pre-closing activities. At closing, Regions will recognize the fair values of the indemnification, which will require an estimate of approximately $210 million of additional liabilities, and will be included in the gain / (loss) on disposition. The transaction reduces the Company’s overall risk profile, provides substantial liquidity at the holding company level, and improves key capital ratios. It also establishes a business relationship with Raymond James, which is expected to provide incremental revenue opportunities and a source of low-cost deposits. As a result of the process of selling Morgan Keegan, Regions recorded in the fourth quarter of 2011 a non-cash goodwill impairment charge of $731 million (net of $14 million income tax impact) within the Investment Banking/Brokerage/Trust segment. Based on a relative fair value allocation, $478 million of the impairment charge was recorded within discontinued operations and $253 million within continuing operations. The goodwill impairment charge does not have an adverse impact on regulatory capital. For more information, refer to the following additional sections within this Form 10-K:

•	Discussion of Intangible Assets within the Critical Accounting Policies and Estimates section of MD&A

•	Note 3 “Discontinued Operations” to the consolidated financial statements

•	Note 9 “Intangible Assets” to the consolidated financial statements

•	Note 23 “Commitments, Contingencies and Guarantees” to the consolidated financial statements

•	Note 25 “Subsequent Events” to the consolidated financial statements

•

Credit—The economy has been and will be the primary factor which influences Regions’ loan portfolio. Although the economy is recovering at a slow pace, unemployment remains high and the housing sector continues to be weak. However, even with this backdrop, Regions did experience credit quality improvement in 2011. Regions’ investor real estate loan portfolio, which includes credit to real estate developers and investors for the financing of land or buildings, declined 33 percent in 2011 and totaled $10.7 billion as of December 31, 2011. In addition, the land, single-family and condominium components of the investor real estate portfolio, which have been the Company’s most distressed loans, declined 43 percent and ended the year at $1.8 billion. The reduction in investor real estate over the past few years has aided in a 40 percent decline in total gross inflows of non-performing loans in 2011. In addition, commercial and investor real estate criticized loans, which are the Company’s earliest indicator of problem loans, declined 35 percent, and non-performing assets decreased 24 percent during 2011. These favorable trends contributed to a 29 percent decline in net charge-offs and a 47 percent decrease in the 2011 loan loss provision. Although the loan loss provision declined, the coverage ratio of allowance for loan losses to non-performing loans was 1.16x as of December 31, 2011, up from 1.01x as of December 31, 2010. Management is encouraged by these trends and is cautiously optimistic that credit metrics will continue to trend favorably. However, unemployment remains high throughout Regions’ footprint, property valuations continue to be pressured, and credit costs are expected to remain elevated, as compared to historical levels. New accounting guidance led to a higher level of troubled debt restructurings during 2011. The change had no material impact on the Company’s overall allowance for loan losses. For more information, refer to the following additional sections within this Form 10-K:

•	2011 Overview discussion in MD&A

•	Discussion of Allowance for Credit Losses within the Critical Accounting Policies and Estimates section of MD&A

•	Other Real Estate Owned discussion within the Non-Interest Expense section of MD&A

•	Loans and Allowance for Credit Losses discussion within the Balance Sheet Analysis section of MD&A

•	Credit Risk section of MD&A

•	Note 6 “Allowance for Credit Losses” to the consolidated financial statements

•

Liquidity—At the end of 2011, Regions Bank had over $4.9 billion in cash on deposit with the Federal Reserve, the loan-to-deposit ratio was 81 percent and cash at the parent company totaled $2.5 billion. Furthermore, as noted in the Morgan Keegan section above, the parent company cash level is expected to increase from the proceeds of the sale of Morgan Keegan. Regions’ policy is to maintain a sufficient level of cash to meet projected cash needs, including all debt service, dividends, and maturities, for the subsequent two years at the parent company and for acceptable periods at the bank and other affiliates. The Company’s liquidity contingency planning does not rely on unsecured sources, although these markets are periodically tested to ensure they are available. Maturities of loans and securities provide a constant flow of funds available for cash needs. At December 31, 2011, the Company’s borrowing capacity with the Federal Reserve Discount Window was $19.4 billion based on available collateral. Borrowing capacity with the FHLB was $5.4 billion based on available collateral at the same date. Additionally, the Company has $9.9 billion of unencumbered liquid securities available for pledging or repurchase agreements. The Company also has a bank note program and has issued senior and subordinated notes at the parent company level. In 2011, Regions’ long-term outlook was raised to stable from negative from both Standard & Poors (“S&P”) and Fitch Ratings. In February 2012, Moody’s Investors Service (“Moody’s”) revised Regions’ outlook to stable from negative. As of December 31, 2011, S&P and Moody’s credit ratings for Regions Financial Corporation were below investment grade. For Regions Bank, Moody’s credit ratings were below investment grade. For more information, refer to the following additional sections within this Form 10-K:

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

•

Interest Rate Risk—In 2011, the net interest margin from continuing operations expanded to 3.07 percent from 2.91 percent in 2010, largely due to a mix shift from time deposits to lower cost deposit products, resulting in deposit costs decreasing to 0.49 percent in 2011 from 0.78 percent in 2010. However, the margin continues to be negatively affected by a persistently low interest rate environment, elevated non-performing asset levels, and elevated cash levels. Loan yields remained stable at 4.31 percent as the Company began to see the benefits from migrating toward more consumer products, such as re-entering credit cards and indirect auto lending. However, the Company’s securities yield declined 58 basis points driven by higher prepayments in its agency guaranteed residential mortgage-backed securities portfolio and reinvesting proceeds into lower yielding securities. The Company decreased the duration of the securities portfolio to 2.1 years as of December 31, 2011 from 3.4 years as of December 31, 2010. Management expects to see incremental improvement in net interest income and the resulting net interest margin in 2012 as the amount of cash at the Federal Reserve and non-performing assets continue to decline. Furthermore, Regions’ balance sheet is in an asset sensitive position such that if economic conditions were to improve more rapidly, thereby resulting in a rise in interest rates, the net interest margin would likely respond favorably. For more information, refer to the following additional sections within this Form 10-K:

•	2011 Overview discussion in MD&A

•	Net Interest Income and Margin section of MD&A

•	Interest Rate Risk section of MD&A

•

Regulatory Capital—Regions’ ability to maintain appropriate levels of capital is critical to its safety and soundness. At December 31, 2011, Regions’ Tier 1 capital and Tier 1 common (non-GAAP) ratios were 13.28 percent and 8.51 percent, respectively. The corresponding Basel III ratios (non-GAAP) based on Regions’ current understanding of the guidelines are 11.39 percent and 7.70 percent, respectively. These ratios are above the respective Basel III minimums of 8.5 percent and 7 percent. Regions’ capital planning process is executed by management, overseen by the Board of Directors, and supervised by banking regulators. The process utilizes a base case, multiple adverse cases and a growth forecast. In early 2012, as part of the required Comprehensive Capital Analysis and Review (“CCAR”), Regions submitted four scenarios including the company’s baseline forecast, the Federal Reserve’s baseline outlook, the company’s stress case and the Federal Reserve’s stress case. Regions expects to receive its results from the Federal Reserve by the middle of March 2012. The Federal Reserve intends to publish the results of the supervisory stress test component of the CCAR for Regions and all companies that participated. For more information, refer to the following additional sections within this Form 10-K:

•	2011 Overview discussion in MD&A

•	Table 2 – “GAAP to Non-GAAP reconciliation”

•	Bank Regulatory Capital Requirements section of MD&A

•	Note 13 “Regulatory Capital Requirements and Restrictions” to the consolidated financial statements

GENERAL

The following discussion and financial information is presented to aid in understanding Regions’ financial position and results of operations. The emphasis of this discussion will be on continuing operations for the years 2011, 2010 and 2009; in addition, financial information for prior years will also be presented when appropriate. Certain amounts in prior year presentations have been reclassified to conform to the current year presentation, except as otherwise noted.

Regions’ profitability, like that of many other financial institutions, is dependent on its ability to generate revenue from net interest income and non-interest income sources. Net interest income is the difference between the interest income Regions receives on interest-earning assets, such as loans and securities, and the interest expense Regions pays on interest-bearing liabilities, principally deposits and borrowings. Regions’ net interest income is impacted by the size and mix of its balance sheet components and the interest rate spread between interest earned on its assets and interest paid on its liabilities. Non-interest income includes fees from service charges on deposit accounts, mortgage servicing and secondary marketing, trust and asset management activities, insurance activities, capital markets and other customer services, which Regions provides. Results of operations are also affected by the provision for loan losses and non-interest expenses such as salaries and employee benefits, occupancy, professional fees, FDIC insurance, other real estate owned and other operating expenses, as well as income taxes. In 2011, Regions’ non-interest expense from continuing operations included a $253 million goodwill impairment charge related to the investment banking/brokerage/trust reporting unit. In 2010, Regions’ non-interest expense from continuing operations included a $75 million regulatory charge.

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

Dispositions

On January 11, 2012, Regions announced that it had entered into a stock purchase agreement to sell Morgan Keegan to Raymond James Financial, Inc., for approximately $930 million in cash. As part of the transaction, Morgan Keegan will also pay Regions a dividend of $250 million before closing, pending regulatory approvals, resulting in total proceeds of approximately $1.18 billion to Regions subject to adjustment. The transaction is anticipated to close around the end of the first quarter of 2012, subject to regulatory approvals and customary closing conditions. Morgan Asset Management and Regions Morgan Keegan Trust are not included in the sale.

Results of operations for the entities being sold are presented separately as discontinued operations for all periods presented on the consolidated statements of operations because the pending sale met all of the criteria for reporting as discontinued operations at the December 31, 2011 balance sheet date. Refer to Note 3 “Discontinued Operations” and Note 25 “Subsequent Event” for further details.

Business Segments

Regions provides traditional commercial, retail and mortgage banking services, as well as other financial services in the fields of investment banking, asset management, trust, mutual funds, securities brokerage, insurance and other specialty financing. Regions carries out its strategies and derives its profitability from the following business segments:

Banking/Treasury

Regions’ primary business is providing traditional commercial, retail and mortgage banking services to its customers. Regions’ banking subsidiary, Regions Bank, operates as an Alabama state-chartered bank with branch offices in Alabama, Arkansas, Florida, Georgia, Illinois, Indiana, Iowa, Kentucky, Louisiana, Mississippi, Missouri, North Carolina, South Carolina, Tennessee, Texas and Virginia. The Treasury function includes the Company’s securities portfolio and other wholesale funding activities. In 2011, Regions’ banking and treasury operations contributed $355 million of net income.

Investment Banking/Brokerage/Trust

Regions has provided investment banking, brokerage and trust services through Morgan Keegan, a subsidiary of Regions and one of the largest investment firms based in the South. Due to the pending sale of Morgan Keegan, Regions has separated these categories into continuing operations, which includes trust and asset management services to be retained by Regions, and discontinued operations, which includes Morgan Keegan’s private client, retail brokerage services, fixed-income capital markets and equity capital markets line of businesses. Prior year disclosures have been adjusted to conform to the 2011 presentation. In 2011, Regions’ Investment Banking/Brokerage/Trust operations reported a loss of $595 million, primarily as the result of a $731 million (net of $14 million income tax impact) non-cash goodwill impairment charge.

Insurance

Regions provides insurance-related services through Regions Insurance Group, Inc., a subsidiary of Regions. Regions Insurance Group is one of the 20 largest insurance brokers in the country. The insurance segment includes all business associated with insurance coverage for various lines of personal and commercial insurance, such as property, casualty, life, health and accident insurance. The Insurance segment also offers credit-related insurance products, such as term life, credit life, environmental, crop and mortgage insurance, as well as debt cancellation products to customers of Regions. Insurance activities contributed $25 million of net income in 2011.

During 2011, minor reclassifications were made from the Banking/Treasury segment to the Insurance segment to more appropriately present management’s current view of the segments. See Note 22 “Business Segment Information” to the consolidated financial statements for further information on Regions’ business segments.

Table 1—Financial Highlights

	2011	2010	2009	2008	2007
	(In millions, except per share data)
EARNINGS SUMMARY
Interest income	$4,252	$4,637	$5,277	$6,465	$7,894
Interest expense	842	1,248	1,984	2,677	3,557

Net interest income	3,410	3,389	3,293	3,788	4,337
Provision for loan losses	1,530	2,863	3,541	2,057	555

Net interest income (loss) after provision for loan losses	1,880	526	(248)	1,731	3,782
Non-interest income	2,143	2,489	2,765	2,132	1,918
Non-interest expense	3,862	3,859	3,785	9,895	3,821

Income (loss) from continuing operations before income taxes	161	(844)	(1,268)	(6,032)	1,879
Income tax expense (benefit)	(28)	(376)	(194)	(383)	594

Income (loss) from continuing operations	189	(468)	(1,074)	(5,649)	1,285

Income (loss) from discontinued operations before income taxes	(408)	(41)	66	81	(58)
Income tax expense (benefit)	(4)	30	23	28	(24)

Income (loss) from discontinued operations, net of tax	(404)	(71)	43	53	(34)

Net income (loss)	$(215)	$(539)	$(1,031)	$(5,596)	$1,251

Income (loss) from continuing operations available to common shareholders	$(25)	$(692)	$(1,304)	$(5,675)	$1,285

Net income (loss) available to common shareholders	$(429)	$(763)	$(1,261)	$(5,622)	$1,251

Earnings (loss) per common share from continuing operations – basic	$(0.02)	$(0.56)	(1.32)	(8.17)	1.81
Earnings (loss) per common share from continuing operations – diluted	(0.02)	(0.56)	(1.32)	(8.17)	1.80
Earnings (loss) per common share – basic	(0.34)	(0.62)	(1.27)	(8.09)	1.77
Earnings (loss) per common share – diluted	(0.34)	(0.62)	(1.27)	(8.09)	1.76
Return on average common stockholders’ equity from continuing operations (GAAP)	(0.21)%	(5.57)%	(10.23)%	(31.37)%	6.87%
Return on average tangible common stockholders’ equity from continuing operations (non-GAAP) (1)	(0.36)	(9.36)	(17.13)	(79.92)	17.15
Return on average assets from continuing operations (GAAP)	(0.02)	(0.52)	(0.93)	(4.04)	(0.95)
BALANCE SHEET SUMMARY
At year-end—Consolidated
Loans, net of unearned income	$77,594	$82,864	$90,674	$97,419	$95,379
Allowance for loan losses	(2,745)	(3,185)	(3,114)	(1,826)	(1,321)
Assets	127,050	132,351	142,318	146,248	141,042
Deposits	95,627	94,614	98,680	90,904	94,775
Long-term debt	8,110	13,190	18,464	19,231	11,325
Stockholders’ equity	16,499	16,734	17,881	16,813	19,823
Average balances—Continuing Operations
Loans, net of unearned income	$80,673	86,660	$94,523	$97,601	$94,366
Assets	126,719	132,720	139,468	140,455	134,693
Deposits	95,671	96,489	94,612	90,077	95,725
Long-term debt	11,240	15,489	18,501	13,422	9,089
Stockholders' equity	15,350	15,916	16,224	18,514	18,721
SELECTED RATIOS
Allowance for loan losses as a percentage of loans, net of unearned income	3.54	3.84	3.43	1.87	1.39
Allowance for credit losses as a percentage of loans, net of unearned income	3.64	3.93	3.52	1.95	1.45
Tier 1 capital	13.28	12.40	11.54	10.38	7.29
Tier 1 common (non-GAAP) (1)	8.51	7.85	7.15	6.57	NM
Total capital	16.99	16.35	15.78	14.64	11.25
Leverage	9.91	9.30	8.90	8.47	6.66
Tangible common stockholders’ equity to tangible assets (non-GAAP) (1)	6.58%	6.04%	6.22%	5.43%	6.13%
Efficiency ratio (non-GAAP) (1)	64.56	67.74	67.88	60.67	54.95
COMMON STOCK DATA
Cash dividends declared per common share	$0.04	$0.04	$0.13	$0.96	$1.46
Stockholders' common equity per share	10.39	10.63	11.97	19.53	28.58
Market value at year end	4.30	7.00	5.29	7.96	23.65
Market price range:
High	8.09	9.33	9.07	25.84	38.17
Low	2.82	5.12	2.35	6.41	22.84
Total trading volume	5,204	6,381	8,747	3,411	912
Dividend payout ratio	NM	NM	NM	NM	82.49
Shareholders of record at year-end (actual)	73,659	76,996	81,166	83,600	85,060
Weighted-average number of common shares outstanding
Basic	1,258	1,227	989	695	708
Diluted	1,258	1,227	989	695	713

NM—Not meaningful
(1)	See Table 2 for GAAP to non-GAAP reconciliations.

2011 OVERVIEW

Regions reported a net loss available to common shareholders of $429 million or $0.34 per diluted common share in 2011. A significant driver of 2011 results was a $731 million (net of $14 million income tax impact) goodwill impairment charge related to the Company’s Investment Banking/Brokerage/Trust segment, resulting from the process of selling Morgan Keegan. This impairment charge included $478 million related to discontinued operations and $253 million from continuing operations. Another significant driver of 2011 results included a $44 million income tax benefit related to a regulatory settlement, of which approximately $17 million was associated with continuing operations and $27 million with discontinued operations. Excluding these two items, Regions’ income from continuing operations available to common shareholders was $211 million or $0.17 per diluted common share in 2011. See Table 2 “GAAP to Non-GAAP Reconciliation”. Credit-related costs, primarily the loan loss provision, declined significantly in 2011 as a result of improvements in the credit environment. Average low-cost deposits grew 5 percent leading to a decline in both 2011’s total deposit and funding costs.

Net interest income from continuing operations remained stable at $3.4 billion in 2011. The net interest margin (fully-taxable equivalent basis) was 3.07 percent in 2011, compared to 2.91 percent during 2010, primarily due to a reduction in average earning assets. Net interest income was driven primarily by a decrease of 34 basis points in the cost of interest-bearing liabilities, while being partially offset by a 15 basis point decline in the overall yield on interest earning assets. This dynamic reflected efforts to improve deposit costs and pricing on loans, while managing the challenges posed by a low interest rate environment. Long-term interest rates in particular remained low in 2011, pressuring yields on fixed-rate loan and securities portfolios, and contributed to the decline in the yield on taxable securities from 3.66 percent in 2010 to 3.08 percent in 2011. The overall costs of deposits improved from 0.78 percent in 2010 to 0.49 percent in 2011, as short-term interest rates (for example, the Federal Funds rate) remained at historical lows. The product mix of deposits improved as well, as declines in higher cost certificates of deposits accompanied increases in low cost checking and savings products.

Although the net interest margin from continuing operations increased in 2011, the factors that have pressured it are likely to persist. These factors include a continuation of persistent, low level of interest rates, elevated non-performing asset levels and costs associated with managing prudent levels of liquidity. However, management expects to see incremental improvement in net interest income and the resulting net interest margin in 2012 as the amount of excess cash reserves and non-performing assets continue to decline. Furthermore, Regions’ balance sheet is in an asset sensitive position such that if economic conditions were to improve more rapidly, thereby resulting in a rise in interest rates, the net interest margin would likely respond favorably.

Net charge-offs totaled $2.0 billion, or 2.44 percent of average loans in 2011 compared to $2.8 billion, or 3.22 percent of average loans in 2010. Net charge-offs were lower across most major categories when comparing 2011 to the prior year. Non-performing assets decreased $922 million from December 31, 2010 to December 31, 2011 to $3.0 billion.

The provision for loan losses is used to maintain the allowance for loan losses at a level that, in management’s judgment, is appropriate to cover losses inherent in the loan portfolio as of the balance sheet date. During 2011, the provision for loan losses decreased to $1.5 billion compared to $2.9 billion in 2010. The allowance for loan losses was $2.7 billion, or 3.54 percent of loans, at December 31, 2011 as compared to $3.2 billion, or 3.84 percent of loans, at December 31, 2010. Net charge-offs exceeded provision for loan losses for 2011. This relationship resulted from the allowance associated with loans transferred to held for sale and improving consumer credit trends. Credit metrics, including non-accrual, criticized and classified loan balances, and delinquencies showed continued improving trends.

Non-interest income from continuing operations decreased to $2.1 billion in 2011 from $2.5 billion in 2010. The year-over-year decrease was due primarily to lower securities gains and leveraged lease termination gains, as well as a decline in mortgage income. However, service charges income was relatively stable in 2011 compared to 2010, despite the impact of Regulation E and the Durbin Amendment. See Table 2 “GAAP to Non-GAAP Reconciliation” and Table 5 “Non-Interest Income” for further details.

Non-interest expense from continuing operations totaled $3.9 billion in both 2011 and 2010. Non-interest expenses included a $253 million goodwill impairment charge in 2011 and a $75 million regulatory charge in 2010. The 2011 period included lower salaries and employee benefits due to reduced headcount and lower pension expense, lower occupancy expense and lower credit-related costs. The 2010 period was impacted by a loss on early extinguishment of debt related to prepayment of Federal Home Loan Bank advances. See Table 6, “Non-Interest Expense from Continuing Operations (including Non-GAAP reconciliation)” for further details.

Total loans decreased by $5.3 billion, or 6.4 percent in 2011, driven primarily by a strategic decision to lower exposure to investor real estate. Decreases in residential first mortgage and home equity loans also contributed to the year-over-year decrease primarily resulting from consumers’ decisions to de-leverage. These decreases were partially offset by growth in the commercial and industrial category, the purchase of a $1.1 billion credit card portfolio, and increases in indirect loans. Total deposits increased $1.0 billion in 2011 to $95.6 billion at December 31, 2011, and low-cost customer deposits increased $4.4 billion, or 6.2 percent, in 2011.

Regions’ Tier 1 capital (regulatory) and Tier 1 common (non-GAAP) ratios were 13.28 percent and 8.51 percent at December 31, 2011. The corresponding Basel III ratios (non-GAAP), based on Regions’ current understanding of the guidelines, were approximately 11.39 percent and 7.70 percent, which exceed the respective Basel III minimums of 8.5 percent and 7 percent (see Table 2, “GAAP to Non-GAAP Reconciliation” for a reconciliation of the non-GAAP measures to the corresponding GAAP or regulatory measure).

Table 2 “GAAP to Non-GAAP Reconciliation” presents computations of earnings (loss) and certain other financial measures excluding merger, goodwill impairment and regulatory charge and related income tax benefit; these measures include “fee income ratio”, “efficiency ratio”, “return on average assets from continuing operations”, “return on average tangible common stockholders’ equity from continuing operations”, end of period “tangible common stockholders’ equity” and related ratios, “Tier 1 common equity” and related ratios, and “Basel III ratios”, all of which are non-GAAP measures. Merger, goodwill impairment, and the regulatory charge and related income tax benefit are included in accordance with generally accepted accounting principles (“GAAP”). Regions believes the exclusion of merger, goodwill impairment and regulatory charge and related income tax benefit in expressing earnings and certain other financial measures provides a meaningful base for period-to-period comparisons, which management believes will assist investors in analyzing the operating results of the Company and predicting future performance. These non-GAAP financial measures are also used by management to assess the performance of Regions’ business because management does not consider these charges to be as relevant to ongoing operating results. Management and the Board of Directors utilize these non-GAAP financial measures as follows:

•	Preparation of Regions’ operating budgets

•	Monthly financial performance reporting

•	Monthly close-out reporting of consolidated results (management only)

•	Presentations to investors of Company performance

Regions believes that presenting these non-GAAP financial measures will permit investors to assess the performance of the Company on the same basis as that applied by management and the Board of Directors. The third quarter of 2008 was the final quarter for merger charges related to the AmSouth acquisition.

The efficiency ratio (non-GAAP), which is a measure of productivity, is generally calculated as non-interest expense divided by total revenue on a fully-taxable equivalent basis. The fee ratio (non-GAAP) is generally calculated as non-interest income divided by total revenue. Management uses these ratios to monitor performance and believes these measures provide meaningful information to investors. Non-interest expense (GAAP) is presented excluding adjustments to arrive at adjusted non-interest expense (non-GAAP), which is the numerator for the efficiency ratio. Non-interest income (GAAP) is presented excluding adjustments to arrive at adjusted non-interest income (non-GAAP), which is the numerator for the fee ratio. Net interest income on a fully-taxable equivalent basis (GAAP) and non-interest income (GAAP) are added together to arrive at total revenue (GAAP). Adjustments are made to arrive at adjusted total revenue (non-GAAP), which is the denominator for the fee and efficiency ratios. Regions believes that the non-GAAP measures reflecting these adjustments provide a meaningful base for period-to-period comparisons, which management believes will assist investors in analyzing the operating results of the Company and predicting future performance. These non-GAAP financial measures are also used by management to assess the performance of Regions’ business. It is possible that the activities related to the adjustments may recur; however, management does not consider the activities related to the adjustments to be indications of ongoing operations. Regions believes that presentation of these non-GAAP financial measures will permit investors to assess the performance of the Company on the same basis as that applied by management.

Tangible common stockholders’ equity ratios have become a focus of some investors in analyzing the capital position of the Company absent the effects of intangible assets and preferred stock. Traditionally, the Federal Reserve and other banking regulatory bodies have assessed a bank’s capital adequacy based on Tier 1 capital, the calculation of which is codified in federal banking regulations. In connection with the Federal Reserve’s CCAR process, these regulators are supplementing their assessment of the capital adequacy of a bank based on a variation of Tier 1 capital, known as Tier 1 common equity. While not codified, analysts and banking regulators have assessed Regions’ capital adequacy using the tangible common stockholders’ equity and/or the Tier 1 common equity measure. Because tangible common stockholders’ equity and Tier 1 common equity are not formally defined by GAAP or codified in the federal banking regulations, these measures are considered to be non-GAAP financial measures and other entities may calculate them differently than Regions’ disclosed calculations. Since analysts and banking regulators may assess Regions’ capital adequacy using tangible common stockholders’ equity and Tier 1 common equity, Regions believes that it is useful to provide investors information enabling them to assess Regions’ capital adequacy on these same bases.

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

Regions currently calculates its risk-based capital ratios under guidelines adopted by the Federal Reserve based on the 1988 Capital Accord (“Basel I”) of the Basel Committee on Banking Supervision (the “Basel Committee”). In December 2010, the Basel Committee released its final framework for Basel III, which will strengthen international capital and liquidity regulation. When implemented by U.S. bank regulatory agencies and fully phased-in, Basel III will change capital requirements and place greater emphasis on common equity. Implementation of Basel III will begin on January 1, 2013, and will be phased in over a multi-year period. The U.S. bank regulatory agencies have not yet adopted final regulations governing the implementation of Basel III. Accordingly, the calculations provided below are estimates, based on Regions’ current understanding of the framework, including the Company’s reading of the requirements, and informal feedback received through the regulatory process. Regions’ understanding of the framework is evolving and will likely change as the regulations are finalized. Because the Basel III implementation regulations are not formally defined by GAAP and have not yet been finalized and codified, these measures are considered to be non-GAAP financial measures, and other entities may calculate them differently from Regions’ disclosed calculations. Since analysts and banking regulators may assess Regions’ capital adequacy using the Basel III framework, Regions believes that it is useful to provide investors information enabling them to assess Regions’ capital adequacy on the same basis.

Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied and are not audited. Although these non-GAAP financial measures are frequently used by stakeholders in the evaluation of a company, they have limitations as analytical tools, and should not be considered in isolation, or as a substitute for analyses of results as reported under GAAP. In particular, a measure of earnings that excludes the merger, goodwill impairment and regulatory charge and related income tax benefit does not represent the amount that effectively accrues directly to stockholders (i.e., the merger, goodwill impairment and regulatory charge are a reduction to earnings and stockholders’ equity).

The following tables provide: 1) a reconciliation of net income (loss) available to common shareholders (GAAP) to income (loss) from continuing operations available to common shareholders, 2) income (loss) from continuing operations available to common shareholders to income (loss) from continuing operations available to common shareholders, excluding merger, goodwill impairment and regulatory charge and related income tax benefit (non-GAAP), 3) a reconciliation of earnings (loss) per common share from continuing operations (GAAP) to earnings (loss) per common share from continuing operations, excluding merger, goodwill impairment and regulatory charge and related income tax benefit (non-GAAP), 4) a reconciliation of non-interest expense from continuing operations (GAAP) to adjusted non-interest expense (non-GAAP), 5) a reconciliation of non-interest income from continuing operations (GAAP) to adjusted non-interest income (non-GAAP), 6) a computation of adjusted total revenue (non-GAAP), 7), a computation of the fee income ratio (non-GAAP), 8) a computation of the efficiency ratio (non-GAAP), 9) a computation of return on average assets from continuing operations, excluding merger, goodwill impairment and regulatory charge and related income tax benefit (non-GAAP), 10) a reconciliation of average and ending stockholders’ equity (GAAP) to average and ending tangible common stockholders’ equity (non-GAAP) and calculations of related ratios, excluding discontinued operations, merger, goodwill impairment and regulatory charge and related income tax benefit (non-GAAP), 11) a reconciliation of stockholders’ equity (GAAP) to Tier 1 capital (regulatory) and to Tier 1 common equity (non-GAAP) and calculations of related ratios, and 12) a reconciliation of stockholders’ equity (GAAP) to Basel III Tier 1 capital (non-GAAP), Basel III total capital (non-GAAP) and Basel III Tier 1 common (non-GAAP) and calculations of related ratios.

Table 2—GAAP to Non-GAAP Reconciliation

		For Years Ended December 31
		2011	2010	2009	2008	2007
			(In millions, except per share data)
INCOME (LOSS)
Net income (loss) (GAAP)		$(215)	$(539)	$(1,031)	$(5,596)	$1,251
Preferred dividends and accretion (GAAP)		(214)	(224)	(230)	(26)	—

Net income (loss) available to common shareholders (GAAP)	A	(429)	(763)	(1,261)	(5,622)	1,251
Income (loss) from discontinued operations, net of tax (GAAP)		(404)	(71)	43	53	(34)

Income (loss) from continuing operations available to common shareholders (GAAP)	B	$(25)	$(692)	$(1,304)	$(5,675)	$1,285

Income (loss) from continuing operations available to common shareholders (GAAP)		$(25)	$(692)	$(1,304)	$(5,675)	$1,285
Merger-related charges, pre-tax:
Salaries and employee benefits		—	—	—	134	159
Net occupancy expense		—	—	—	4	34
Furniture and equipment expense		—	—	—	5	5
Other		—	—	—	58	153

Total merger-related charges, pre-tax		—	—	—	201	351

Merger-related charges, net of tax		—	—	—	125	219
Goodwill impairment		253	—	—	6,000	—
Regulatory charge and related income tax benefit (1)		(17)	75	—	—	—

Income (loss) from continuing operations available to common shareholders, excluding merger, goodwill impairment and regulatory charge and related income tax benefit (non-GAAP)	C	$211	$(617)	$(1,304)	$450	$1,504

Weighted-average diluted shares	D	1,258	1,227	989	695	713
Earnings (loss) per common share – diluted (GAAP)	A/D	$(0.34)	$(0.62)	$(1.27)	$(8.09)	$1.75

Earnings (loss) per common share from continuing operations – diluted (GAAP)	B/D	$(0.02)	$(0.56)	$(1.32)	$(8.16)	$1.80

Earnings (loss) per common share from continuing operations, excluding merger, goodwill impairment and regulatory charge and related income tax benefit—diluted (non-GAAP)	C/D	$0.17	$(0.50)	$(1.32)	$0.65	$2.11

EFFICIENCY AND FEE INCOME RATIOS
Non-interest expense from continuing operations (GAAP)		$3,862	$3,859	$3,785	$9,895	$3,821
Adjustments:
Merger-related charges		—	—	—	(201)	(351)
Goodwill impairment		(253)	—	—	(6,000)	—
Regulatory charge		—	(75)	—	—	—
Mortgage servicing rights impairment		—	—	—	(85)	(6)
Loss on extinguishment of debt		—	(108)	—	(66)	—
FDIC special assessment		—	—	(64)	—	—
Securities impairment, net		(2)	(2)	(75)	(23)	(7)
Branch consolidation and property and equipment charges		(75)	(8)	(53)	—	—

Adjusted non-interest expense (non-GAAP)	E	$3,532	$3,666	$3,593	$3,520	$3,457

Net interest income from continuing operations, fully- taxable equivalent basis (GAAP)		$3,445	$3,421	$3,325	$3,825	$4,364
Non-interest income from continuing operations (GAAP)		2,143	2,489	2,765	2,132	1,918
Adjustments:
Securities (gains) losses, net		(112)	(394)	(69)	(92)	9
Leveraged lease termination gains		(8)	(78)	(587)	—	—
Visa-related gains		—	—	(80)	(63)	—
Gain on early extinguishment of debt		—	—	(61)	—	—
Gain on sale of mortgage loans		3	(26)	—	—	—

Adjusted non-interest income (non-GAAP)	F	2,026	1,991	1,968	1,977	1,927

Adjusted total revenue (non-GAAP)	G	$5,471	$5,412	$5,293	$5,802	$6,291

Fee income ratio (non-GAAP)	F/G	37.03%	36.79%	37.18%	34.07%	30.63%
Efficiency ratio (non-GAAP)	E/G	64.56%	67.74%	67.88%	60.67%	54.95%

		For Years Ended December 31
		2011	2010	2009	2008	2007
		(In millions, except per share data)
RETURN ON AVERAGE ASSETS FROM CONTINUING OPERATIONS (2)
Average assets (GAAP)—continuing operations (2)	H	$126,719	$132,720	$139,468	$140,455	$134,693
Return on average assets from continuing operations (GAAP)	B/ H	(0.02%)	(0.52%)	(0.93%)	(4.04%)	0.95%
Return on average assets from continuing operations, excluding merger, goodwill impairment and regulatory charge and related income tax benefit (non-GAAP)	C/ H	0.17%	(0.46%)	(0.93%)	0.32%	1.12%
RETURN ON AVERAGE TANGIBLE COMMON STOCKHOLDERS’ EQUITY FROM CONTINUING OPERATIONS (3)
Average stockholders’ equity (GAAP)—continuing operations (3)		$15,350	$15,916	$16,224	$18,514	$18,721
Less: Average intangible assets (GAAP)—continuing operations		5,261	5,295	5,411	11,309	11,597
Average deferred tax liability related to intangibles (GAAP)—continuing operations		(226)	(254)	(285)	(321)	(370)
Average preferred equity (GAAP)—continuing operations		3,398	3,479	3,487	425	—

Average tangible common stockholders’ equity (non-GAAP)—continuing operations	I	$6,917	$7,396	$7,611	$7,101	$7,494

Return on average tangible common equity from continuing operations (non-GAAP)	B/I	(0.36%)	(9.36%)	(17.13%)	(79.92%)	17.15%

Return on average tangible common equity from continuing operations, excluding merger, goodwill impairment and regulatory charge and related income tax benefit (non-GAAP)	C/I	3.05%	(8.34%)	(17.13%)	6.34%	20.07%

TANGIBLE COMMON RATIOS
Ending stockholders’ equity (GAAP)		$16,499	$16,734	$17,881	$16,813	$19,823
Less: Ending intangible assets (GAAP)		5,265	5,946	6,060	6,186	12,252
Ending deferred tax liability related to intangibles (GAAP)		(200)	(240)	(269)	(303)	(339)
Ending preferred equity (GAAP)		3,419	3,380	3,602	3,307	—

Ending tangible common stockholders’ equity (non-GAAP)	J	$8,015	$7,648	$8,488	$7,623	$7,910

Ending total assets (GAAP)		127,050	132,351	142,318	146,248	141,042
Less: Ending intangible assets (GAAP)		5,265	5,946	6,060	6,186	12,252
Ending deferred tax liability related to intangibles (GAAP)		(200)	(240)	(269)	(303)	(339)

Ending tangible assets (non-GAAP)	K	$121,985	$126,645	$136,527	$140,365	$129,129

End of period shares outstanding	L	1,259	1,256	1,193	691	694
Tangible common stockholders’ equity to tangible assets (non-GAAP)	J/K	6.58%	6.04%	6.22%	5.43%	6.13%
Tangible common book value per share (non-GAAP)	J/L	$6.37	$6.09	$7.11	$11.03	$11.40

		For Years Ended December 31
		2011	2010	2009	2008	2007
		(In millions, except per share data)
TIER 1 COMMON RISK-BASED RATIO
Stockholders’ equity (GAAP)		$16,499	$16,734	$17,881	$16,813
Accumulated other comprehensive (income) loss		69	260	(130)	8
Non-qualifying goodwill and intangibles		(4,900)	(5,706)	(5,792)	(5,864)
Disallowed deferred tax assets (4)		(432)	(424)	(947)	—
Disallowed servicing assets		(35)	(27)	(25)	(16)
Qualifying non-controlling interests		92	92	91	91
Qualifying trust preferred securities		846	846	846	1,036

Tier 1 capital (regulatory)		12,139	11,775	11,924	12,068
Qualifying non-controlling interests		(92)	(92)	(91)	(91)
Qualifying trust preferred securities		(846)	(846)	(846)	(1,036)
Preferred stock		(3,419)	(3,380)	(3,602)	(3,307)

Tier 1 common equity (non-GAAP)	M	$7,782	$7,457	$7,385	$7,634

Risk-weighted assets (regulatory)	N	$91,449	$94,966	$103,330	$116,251
Tier 1 common risk-based ratio (non-GAAP)	M/N	8.51%	7.85%	7.15%	6.57%

BASEL III RATIOS
Stockholders’ equity (GAAP)		$16,499
Non-qualifying goodwill and intangibles (5)		(5,065)
Adjustments, including other comprehensive income related to cash flow hedges, disallowed deferred tax assets, threshold deductions and other adjustments		(854)

		10,580
Qualifying non-controlling interests		4

Basel III tier 1 capital (non-GAAP)	O	10,584
Basel III tier 1 capital (non-GAAP)		10,584
Preferred stock		(3,419)
Qualifying non-controlling interests		(4)

Basel III tier 1 common (non-GAAP)	P	$7,161

Basel I risk-weighted assets (regulatory)		$91,449
Basel III risk-weighted assets (non-GAAP) (6)	Q	$92,935
Basel III tier 1 capital ratio (non-GAAP)	O/Q	11.39%

Basel III tier 1 common ratio (non-GAAP)	P/Q	7.70%

(1)	In the second quarter of 2010, Regions recorded a $200 million charge to account for a probable, reasonably estimable loss related to a pending settlement of regulatory matters. At that time, Regions assumed that the entire charge would be non-deductible for income tax purposes. $75 million of the regulatory charge relates to continuing operations. The regulatory settlement was finalized in the second quarter of 2011. At the time of the settlement, Regions had better information related to the income tax implications. $125 million of the approximately $200 million settlement charge will be deductible for federal income tax purposes. Accordingly, during the second quarter of 2011, Regions adjusted income tax expense to account for the impact of the deduction. The adjustment reduced total income tax expense by approximately $44 million for the second quarter of 2011, of which approximately $17 million relates to continuing operations.
(2)	Return on assets from continuing operations does not include average assets related to discontinued operations of $3,254 million, $3,235 million, $3,291 million, $3,492 million and $4,064 million for December 31, 2011, 2010, 2009, 2008 and 2007, respectively.
(3)	Return on average tangible common stockholders’ equity from continuing operations does not include net assets related to discontinued operations of $1,035 million, $1,512 million, $1,569 million, $1,514 million and $1,304 million for December 31, 2011, 2010, 2009, 2008 and 2007, respectively.
(4)	Only one year of projected future taxable income may be applied in calculating deferred tax assets for regulatory capital purposes.
(5)	Under Basel III, regulatory capital must be reduced by purchased credit card relationship intangible assets. These assets are partially allowed in Basel I capital.
(6)	Regions continues to develop systems and internal controls to precisely calculate risk-weighted assets as required by Basel III. The amount included above is a reasonable approximation, based on Regions’ understanding of the requirements.

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

Allowance for Credit Losses

The allowance for credit losses (“allowance”) consists of the allowance for loan losses and the reserve for unfunded credit commitments. These two components reflect management’s judgment of probable credit losses inherent in the portfolio and unfunded credit commitments at the balance sheet date. A full discussion of these estimates and other factors is included in the “Allowance for Credit Losses” section within the discussion of “Credit Risk”, found in a later section of this report, and Note 6 “Allowance for Credit Losses” to the consolidated financial statements.

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

Management’s estimate of the allowance for the commercial and investor real estate portfolio segments could be affected by estimates of losses inherent in various product types as a result of fluctuations in the general economy, developments within a particular industry, or changes in an individual’s credit due to factors particular to that credit, such as competition, management or business performance. For non-accrual commercial and investor real estate loans equal to or greater than $2.5 million, the allowance for loan losses is based on specific evaluation considering the facts and circumstances specific to each borrower. For all other commercial and investor real estate loans, the allowance for loan losses is based on statistical models using a probability of default (“PD”) and a loss given default (“LGD”). Historical default information for similar loans is used as an input for the statistical model. A 5 percent increase in the PD for non-defaulted accounts and a 5 percent increase in the LGD for all accounts would result in an increase to estimated losses of approximately $125 million.

For residential real estate mortgages, home equity lending and other consumer-related loans, individual products are reviewed on a group basis or in loan pools (e.g., residential real estate mortgage pools). Losses can be affected by such factors as collateral value, loss severity, the economy and other uncontrollable factors. A 5 percent increase or decrease in the estimated loss rates on these loans would change estimated inherent losses by approximately $35 million.

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

The pro forma inherent loss analysis presented above demonstrates the sensitivity of the allowance to key assumptions. This sensitivity analysis does not reflect an expected outcome. For additional information regarding the allowance for credit losses calculation, see Note 6 “Allowance For Credit Losses” to the consolidated financial statements.

Fair Value Measurements

A portion of the Company’s assets and liabilities is carried at fair value, with changes in fair value recorded either in earnings or accumulated other comprehensive income (loss). These include trading account assets and liabilities, securities available for sale, mortgage loans held for sale, mortgage servicing rights and derivative assets and liabilities. From time to time, the estimation of fair value also affects other loans held for sale, which are recorded at the lower of cost or fair value. Fair value determination is also relevant for certain other assets such as foreclosed property and other real estate, which are recorded at the lower of the recorded investment in the loan/property or fair value, less estimated costs to sell the property. For example, the fair value of other real estate is determined based on recent appraisals by third parties and other market information, less estimated selling costs. Adjustments to the appraised value are made if management becomes aware of changes in the fair value of specific properties or property types. The determination of fair value also impacts certain other assets that are periodically evaluated for impairment using fair value estimates, including goodwill, other identifiable intangible assets and impaired loans.

Fair value is generally defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) as opposed to the price that would be paid to acquire the asset or received to assume the liability (an entry price), in an orderly transaction between market participants at the measurement date under current market conditions. While management uses judgment when determining the price at which willing market participants would transact when there has been a significant decrease in the volume or level of activity for the asset or liability in relation to “normal” market activity, management’s objective is to determine the point within the range of fair value estimates that is most representative of a sale to a third-party investor under current market conditions. The value to the Company if the asset or liability were held to maturity is not included in the fair value estimates.

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

See Note 1 “Summary of Significant Accounting Policies” to the consolidated financial statements for a detailed discussion of determining fair value, including pricing validation processes.

Intangible Assets

Regions’ intangible assets consist primarily of the excess of cost over the fair value of net assets of acquired businesses (“goodwill”) and other identifiable intangible assets (primarily core deposit intangibles and purchased credit card relationships). Goodwill totaled $4.8 billion at December 31, 2011 and $5.6 billion at December 31, 2010 and is allocated to each of Regions’ reportable segments (each a reporting unit), at which level goodwill is tested for impairment on an annual basis as of October 1 or more often if events and circumstances indicate impairment may exist (refer to Note 1 “Significant Accounting Policies” to the consolidated financial statements for further discussion of when Regions tests goodwill for impairment).

A test of goodwill for impairment consists of two steps. In Step One, the fair value of the reporting unit is compared to its carrying amount. To the extent that the fair value of the reporting unit exceeds the carrying value, impairment is not indicated and no further testing is required. Conversely, if the fair value of the reporting unit is below its carrying amount, Step Two must be performed. Step Two consists of determining the implied fair value of goodwill, which is the net difference between the after-tax valuation of assets and liabilities and the fair value of the reporting unit (from Step One). Adverse changes in the economic environment, declining operations of the reporting unit, or other factors could result in a decline in the estimated implied fair value of goodwill. If the estimated implied fair value is less than the carrying amount, a loss would be recognized to reduce the carrying amount to the estimated implied fair value.

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

	4th Quarter 2011	3rd Quarter 2011	2nd Quarter 2011	1st Quarter 2011	4th Quarter 2010
Discount Rate	15%	15%	15%	15%	15%

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

Refer to the discussion of intangible assets in Note 1 “Summary of Significant Accounting Policies” to the consolidated financial statements for a discussion of these approaches and Note 9 “Intangible Assets” for a discussion of the assumptions. The fair values of assets and liabilities are determined using an exit price concept. Refer to the discussion of fair value in Note 1 “Summary of Significant Accounting Policies” to the consolidated financial statements for discussions of the exit price concept and the determination of fair values of financial assets and liabilities.

Throughout 2009 and 2010 in the Banking/Treasury reporting unit, the credit quality of Regions’ loan portfolio declined, which contributed to increased losses as well as elevated non-performing loan levels. Accordingly, Regions performed tests of goodwill for impairment during each quarter of 2010 and during the second, third and fourth quarters of 2009 in a manner consistent with the test conducted in the fourth quarter of 2008. Regions continued to perform its goodwill impairment tests during the four quarters of 2011, in a manner consistent with the tests conducted in prior periods, primarily due to the Company’s market capitalization remaining below book value. The long-term fair value of equity was determined using both income and market approaches (discussed in Note 9 “Intangible Assets”). The results of these calculations indicated that the fair value of the Banking/Treasury reporting unit was less than the carrying amount. At October 1, 2011, the carrying amount and fair value of the Banking/Treasury reporting unit were $12.0 billion and $7.6 billion, respectively, while the carrying amount of goodwill for the reporting unit was $4.7 billion. Therefore, Step Two of the goodwill impairment test was performed. In Step Two, the fair values of the reporting unit’s assets and liabilities, including the loan portfolio, intangible assets, time deposits, debt, and other assets and liabilities were calculated. Once the fair values were determined, deferred tax adjustments were calculated as applicable. For the Banking/Treasury reporting unit, the after-tax effects of the Step Two adjustments, which were primarily write-downs of assets to fair value, exceeded any reductions in the value of common equity determined in Step One; accordingly the calculation of implied goodwill exceeded its carrying amount. Therefore, the results were no impairment for the Banking/Treasury reporting unit, whose implied fair value of goodwill exceeded its carrying amount by approximately 12 percent as of October 1, 2011 compared to approximately 29 percent as of fourth quarter 2010. Since the third quarter of 2009, the fair values of net assets and liabilities of the Banking/Treasury reporting unit have increased faster than the fair value of equity of this reporting unit. Should the fair values of net assets continue to increase more rapidly than the fair value of this reporting unit, goodwill could be impaired in future periods.

During the third and fourth quarters of 2011, Regions experienced a significant decline in market capitalization relative to prior periods. The large-cap banking sector also experienced a decline in market capitalization albeit not as significant as that of Regions. This resulted in price-to-tangible book values declining and resulted in an overall value conclusion for the Banking/Treasury reporting unit that would be indicative of a distressed sale in the public company method. Accordingly, Regions increased the control premium utilized in the public company method from 30 percent in 2010 to 55 percent in the test conducted in the fourth quarter of 2011. The higher control premium was evidenced by market transactions occurring in 2010. See attached sensitivity tables for additional information.

For the Investment Banking/Brokerage/Trust reporting unit, Regions performed and passed Step One of the goodwill impairment test as of the annual test date in the fourth quarter of 2011. Subsequent to that test, Regions received bids later in the fourth quarter from buyers interested in purchasing the Morgan Keegan component of the Investment Banking/Brokerage/Trust reporting unit; these bids were significantly below the value indications received from bidders as of October 1, 2011. The collapse and bankruptcy of a large brokerage firm and subsequent market disruptions that occurred in November of 2011 as a result impacted the significant price declines related to this component. Accordingly, Regions tested the goodwill of the Investment Banking/Brokerage/Trust reporting unit as of December 15, 2011, resulting in the reporting unit failing Step One. As a result, Regions conducted Step Two for this reporting unit, which indicated impairment of all of the $745 million of goodwill allocated to the Investment Banking/Brokerage/Trust reporting unit. Apart from the observed decline in the equity value of the reporting unit, the primary drivers of the impairment were recognition of customer and other identifiable intangibles in Step Two that are not required to be recognized in the GAAP financial statements of the reporting unit that must be calculated in the Step Two in the goodwill impairment test. The pre-tax $745 million impairment charge was allocated between continuing operations ($253 million) and discontinued operations ($492 million) based on relative fair values of the equity of the two components of the reporting unit. The goodwill impairment charge is a non-cash item that does not have an adverse impact on regulatory capital.

Specific factors as of the date of filing the financial statements that could negatively impact the assumptions used in assessing goodwill for impairment include: a protracted decline in the Company’s market capitalization, disparities in the level of fair value changes in net assets compared to equity, adverse business trends resulting from litigation and/or regulatory actions, higher loan losses, lengthened forecasts of higher unemployment relative to pre-crisis levels beyond 2013, future increased minimum regulatory capital requirements above current thresholds (refer to Note 13 “Regulatory Capital Requirements and Restrictions” for a discussion of current minimum regulatory requirements), future federal rules and regulations resulting from the Dodd-Frank Act, and/or a protraction in the current low level of interest rates significantly beyond 2014.

The following tables present an analysis of independent changes in market factors or significant assumptions that could adversely impact the carrying balance of goodwill in the Banking/Treasury reporting unit and the outcome of the Step One tests for the Insurance reporting unit:

Banking/Treasury Reporting Unit
Change in Discount Rate	Estimated Amount of Impairment
	(In millions)
+ 0.75%	$	(a)
+ 1.75%		(558)
+ 2.75%		(1,007)

Change in Tangible Book Value Mulipliers (b)
(34)%	$	(a)

55% Public Company Method Control Premium Changed To
3%	$	(a)

Improvement in Loan Fair Values
+ 1.10 Percentage Points	$	(a)
+ 2.10 Percentage Points		(478)
+ 3.10 Percentage Points		(967)

(a)	Represents the point at which the implied fair value of goodwill would approximate its carrying value.

(b)	Represents a 34 percent decline in both tangible book value multipliers of 0.7x and 1.1x for the public company method and the transaction method, respectively. The 0.7x multiplier for the public company method is before the 55 percent control premium utilized for this metric. See Note 9 for further details.

Impact to Step One Conclusion Insurance Reporting Unit
Impact of Change
Change in Discount Rate	Insurance
+ 1%	Pass
+ 2%	Pass
+ 3%	Pass

Change in Market Approach Mulipliers (c)
- 10%	Pass
- 20%	Pass
- 30%	Pass
- 40%	Pass

(c) For Insurance, represents the percent decline in the 13.0x multiplier for the last twelve months of net income.

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

Other identifiable intangible assets, primarily core deposit intangibles and credit card intangibles, are reviewed at least annually (usually in the fourth quarter) for events or circumstances which could impact the recoverability of the intangible asset. These events could include loss of core deposits, significant losses of credit card accounts and/or balances, increased competition or adverse changes in the economy. To the extent an other identifiable intangible asset is deemed unrecoverable, an impairment loss would be recorded to reduce the carrying amount. These events or circumstances, if they occur, could be material to Regions’ operating results for any particular reporting period but the potential impact cannot be reasonably estimated.

Mortgage Servicing Rights

Regions estimates the fair value of its mortgage servicing rights in order to record them at fair value on the balance sheet. Although sales of mortgage servicing rights do occur, mortgage servicing rights do not trade in an active market with readily observable market prices and the exact terms and conditions of sales may not be readily available, and are therefore Level 3 valuations in the fair value hierarchy previously discussed in the “Fair Value Measurements” section. Specific characteristics of the underlying loans greatly impact the estimated value of the related mortgage servicing rights. As a result, Regions stratifies its mortgage servicing portfolio on the basis of certain risk characteristics, including loan type and contractual note rate, and values its mortgage servicing rights using discounted cash flow modeling techniques. These techniques require management to make estimates regarding future net servicing cash flows, taking into consideration historical and forecasted mortgage loan prepayment rates, discount rates, escrow balances and servicing costs. Changes in interest rates, prepayment speeds or other factors impact the fair value of mortgage servicing rights which impacts earnings. Based on a hypothetical sensitivity analysis, Regions estimates that a reduction in primary mortgage market rates of 25 basis points and 50 basis points would reduce the December 31, 2011 fair value of mortgage servicing rights by approximately 11 percent ($20 million) and 21 percent ($38 million), respectively. Conversely, 25 basis point and 50 basis point increases in these rates would increase the December 31, 2011 fair value of mortgage servicing rights by approximately 12 percent ($21 million) and 24 percent ($43 million), respectively. Regions also estimates that an increase in servicing costs of approximately $10 per loan, or 17 percent, would result in a decline in the value of the mortgage servicing rights by approximately $7 million or 2 basis points.

The pro forma fair value analysis presented above demonstrates the sensitivity of fair values to hypothetical changes in primary mortgage rates. This sensitivity analysis does not reflect an expected outcome. Refer to the “Mortgage Servicing Rights” discussion in the “Balance Sheet” analysis section found later in this report.

Income Taxes

Accrued income taxes are reported as a component of either other assets or other liabilities, as appropriate, in the consolidated balance sheets and reflect management’s estimate of income taxes to be paid or received.

Deferred income taxes represent the amount of future income taxes to be paid or received and are accounted for using the asset and liability method. The net balance is reported in other assets in the consolidated balance sheets. The Company determines the realization of the deferred tax asset based upon an evaluation of the four possible sources of taxable income: 1) the future reversals of taxable temporary differences; 2) future taxable income exclusive of reversing temporary differences and carryforwards; 3) taxable income in prior carryback years; and 4) tax-planning strategies. In projecting future taxable income, the Company utilizes forecasted pre-tax earnings, adjusts for the estimated book-tax differences and incorporates assumptions, including the amounts of income allocable to taxing jurisdictions. These assumptions require significant judgment and are consistent with the plans and estimates the Company uses to manage the underlying businesses. The realization of the deferred tax assets could be reduced in the future if these estimates are significantly different than forecasted. For a detailed discussion of realization of deferred tax assets, refer to the “Income Taxes” section found later in this report.

The Company is subject to income tax in the U.S. and multiple state and local jurisdictions. The tax laws and regulations in each jurisdiction may be interpreted differently in certain situations, which could result in a range of outcomes. Thus, the Company is required to exercise judgment regarding the application of these tax laws and regulations. The Company will evaluate and recognize tax liabilities related to any tax uncertainties. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is different from the current estimate of the tax liabilities.

The Company’s estimate of accrued income taxes, deferred income taxes and income tax expense can also change in any period as a result of new legislative or judicial guidance impacting tax positions, as well as changes in income tax rates. Any changes, if they occur, can be significant to the Company’s financial position, results of operations or cash flows.

OPERATING RESULTS

GENERAL

For 2011, Regions reported a net loss available to common shareholders of $429 million, or $0.34 per diluted common share. In January 2012, Regions entered into an agreement to sell Morgan Keegan to Raymond James Financial, Inc. The results of the entities being sold are presented as discontinued operations. Refer to Note 3 “Discontinued Operations” of the consolidated financial statements for additional information. Regions reported a loss from continuing operations available to common shareholders of $25 million, or $0.02 per diluted common share in 2011. Regions’ net loss from discontinued operations was $404 million, or $0.32 per diluted common share.

Regions’ 2011 results were impacted by a $731 million (net of $14 million income tax impact) non-cash goodwill impairment charge related to Regions’ Investment Banking/Brokerage/Trust reporting segment. Based on a relative fair value allocation, $253 million of the impairment charges was recorded within continuing operations and $478 million was recorded within discontinued operations.

Regions’ 2011 results also included a $44 million income tax benefit related to a regulatory settlement, of which approximately $17 million was associated with continuing operations and $27 million with discontinued operations. Excluding these two items, Regions’ income from continuing operations available to common shareholders was $211 million, or $0.17 per diluted common share in 2011. See Table 2 “GAAP to non-GAAP Reconciliation”. Regions’ results reflected higher net interest income, lower non-interest expenses and a significant decline in its provision for loan losses. These items were partially offset by lower non-interest income.

NET INTEREST INCOME AND MARGIN

Net interest income (interest income less interest expense) is Regions’ principal source of income and is one of the most important elements of Regions’ ability to meet its overall performance goals. Net interest income on a fully taxable-equivalent basis increased approximately $24 million, or 1 percent in 2011, from 2010 despite a 5 percent decrease in the level of average earning assets, from $117.5 billion in 2010 to $112.2 billion in 2011. The increase in net interest income was sufficient to offset the impact of the smaller balance sheet, and resulted in the net interest margin increasing to 3.07 percent in 2011 from 2.91 percent in 2010.

Comparing 2011 to 2010, interest-earning asset yields were lower, decreasing 15 basis points on average. However, interest-bearing liability rates were also lower, declining by 34 basis points, more than offsetting the drop in interest-earning asset yields. As a result, the net interest rate spread increased 19 basis points to 2.78 percent in 2011 compared to 2.59 percent in 2010.

Continued low levels of long-term interest rates affected interest-earning asset yields through their influence on the behavior and pricing of both variable-rate and fixed-rate loans and securities. Longer-term rates were impacted by Federal Reserve actions which in effect lowered long-term interest rates. The yield on the benchmark 10-year U.S. Treasury note ranged from a high of 3.74 percent to a low of 1.72 percent, and for the year decreased 142 basis points, ending the year at 1.88 percent. Persistently low long-term rates can incent fixed-rate borrowers to accelerate reductions or prepayments of existing loans and securities, which can result in the replacement of these at lower rates of interest. This pressure impacts portfolios that have a significant concentration of fixed-rate loans. The taxable investment securities portfolio, which contains significant residential fixed-rate exposure, for example, decreased in yield from 3.66 percent in 2010 to 3.08 percent in 2011.

The negative influence of low, long-term interest rates on the net interest margin, however, was offset by improvements in liability costs. The Federal funds rate and the prime rate, which are influential drivers of loan and deposit pricing on the shorter end of the yield curve, remained low at approximately 0.25 percent and 3.25 percent, respectively, throughout 2011, essentially unchanged from the previous year-end level. The Company’s loan pricing is also influenced by the 30-day London Interbank Offering Rate (“LIBOR”), which, on average, was 4 basis points lower in 2011 than 2010, but ranged from a high of 0.30 percent to a low of 0.19 percent during 2011 and ended the year at 0.30 percent. The 2-year U.S. Treasury benchmark yield is a driver of deposit pricing on the shorter end of the yield curve, and it also remained low in 2011. The yield on the benchmark 2-year U.S. Treasury note ranged from a high of 0.85 percent to a low of 0.16 percent, and for the year decreased 36 basis points, ending the year at 0.24 percent. With short-term interest rates remaining low, deposit costs improved considerably from 0.78 percent in 2010 to 0.49 percent in 2011. There was substantial improvement in costs in every deposit category, including average money market accounts which declined from 0.43 percent to 0.29 percent. The improvement in overall deposit costs was also attributable to a less costly mix of deposits. For example, average time deposits declined from $26.3 billion, or 27.2 percent of total average deposits, in 2010 to $21.6 billion, or 22.6 percent of total average deposits, in 2011. Meanwhile, average non-interest bearing customer deposits increased from $24.0 billion in 2010 to $27.7 billion in 2011.

Table 3 “Consolidated Average Daily Balances and Yield/Rate Analysis for Continuing Operations” presents a detail of net interest income (on a fully taxable-equivalent basis) the net interest margin, and the net interest spread.

Table 3—Consolidated Average Daily Balances and Yield/Rate Analysis for Continuing Operations

	2011			2010			2009
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets	(Dollars in millions; yields on taxable-equivalent basis)
Interest-earning assets:
Federal funds sold and securities purchased under agreements to resell	$4	$—	—%	$377	$2	0.53%	$124	$—	—%
Trading account assets	166	4	2.41	175	7	4.00	506	25	4.94
Securities:
Taxable	24,586	758	3.08	23,851	873	3.66	20,218	966	4.78
Tax-exempt	31	—	—	44	1	2.27	460	29	6.30
Loans held for sale	1,131	35	3.09	1,281	39	3.04	1,655	55	3.32
Loans, net of unearned income (1) (2)	80,673	3,477	4.31	86,660	3,734	4.31	94,523	4,218	4.46
Other interest-earning assets	5,623	13	0.23	5,119	13	0.25	6,499	16	0.25

Total interest-earning assets	112,214	4,287	3.82	117,507	4,669	3.97	123,985	5,309	4.28
Allowance for loan losses	(3,114)			(3,187)			(2,240)
Cash and due from banks	1,988			2,021			2,213
Other non-earning assets	15,631			16,379			15,510

	$126,719			$132,720			$139,468

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Savings accounts	$5,062	5	0.10	$4,459	4	0.09	$3,984	5	0.13
Interest-bearing transaction accounts	15,613	27	0.17	14,404	32	0.22	14,347	40	0.28
Money market accounts	25,142	72	0.29	26,753	116	0.43	21,434	181	0.84
Money market accounts—foreign	467	1	0.21	601	1	0.17	1,139	3	0.26
Time deposits—customer	21,635	367	1.70	26,236	601	2.29	32,617	1,045	3.20

Total customer deposits—interest-bearing (4)	67,919	472	0.69	72,453	754	1.04	73,521	1,274	1.73

Time deposits—non customer	11	—	—	54	1	1.85	122	2	1.64
Other foreign deposits	—	—	—	—	—	—	312	1	0.32

Total treasury deposits—interest-bearing	11	—	—	54	1	1.85	434	3	0.69

Total interest-bearing deposits	67,930	472	0.69	72,507	755	1.04	73,955	1,277	1.73
Federal funds purchased and securities sold under agreements to repurchase	1,801	(1)	(0.06)	1,983	3	0.15	2,661	8	0.30
Other short-term borrowings	186	—	—	331	1	0.30	4,600	36	0.78
Long-term borrowings	11,240	371	3.30	15,489	489	3.16	18,501	663	3.58

Total interest-bearing liabilities	81,157	842	1.04	90,310	1,248	1.38	99,717	1,984	1.99

Net interest spread			2.78			2.59			2.29

Customer deposits—non-interest-bearing (4)	27,741			23,982			20,657
Other liabilities	2,471			2,512			2,870
Stockholders’ equity	15,350			15,916			16,224

	$126,719			$132,720			$139,468

Net interest income/margin on a taxable-equivalent basis from continuing operations (3)(5)		$3,445	3.07%		$3,421	2.91%		$3,325	2.68%

(1)	Loans, net of unearned income include non-accrual loans for all periods presented.
(2)	Interest income includes loan fees of $50 million, $37 million and $30 million for the years ended December 31, 2011, 2010 and 2009, respectively.
(3)	The computation of taxable-equivalent net interest income is based on the stautory federal income tax rate of 35%, adjusted for applicable state income taxes net of the related federal tax benefit.
(4)	Total deposit costs may be calculated by dividing total interest expense on deposits by the sum of interest-bearing deposits and non-interest bearing deposits. The rates for total deposit costs equal 0.49%, 0.78% and 1.35% for the twelve months ended December 31, 2011, 2010 and 2009, respectively.
(5)	The table above does not include average assets, average liabilities, interest income or interest expense for discontinued operations (see Note 3 to the consolidated financial statements). If these assets, liabilities, and net interest income were included in the calculation, the consolidated net interest income and margin on a taxable equivalent basis would be $3,476 million and 3.05%, $3,464 million and 2.90% and $3,367 million and 2.67% for the years ended December 31, 2011, 2010, and 2009, respectively.

Table 4—Volume and Yield/Rate Variances for Continuing Operations

	2011 Compared to 2010			2010 Compared to 2009
	Change Due to			Change Due to
	Volume	Yield/ Rate	Net	Volume	Yield/ Rate	Net
	(Taxable equivalent basis – in millions)
Interest income on:
Federal funds sold and securities purchased under agreements to resell	$(1)	$(1)	$(2)	$—	$2	$2
Trading account assets	—	(3)	(3)	(14)	(4)	(18)
Securities:
Taxable	26	(141)	(115)	156	(249)	(93)
Tax-exempt	—	(1)	(1)	(16)	(12)	(28)
Loans held for sale	(5)	1	(4)	(12)	(4)	(16)
Loans, net of unearned income	(258)	1	(257)	(342)	(142)	(484)
Other interest-earning assets	1	(1)	—	(4)	1	(3)

Total interest-earning assets	(237)	(145)	(382)	(232)	(408)	(640)

Interest expense on:
Savings accounts	1	—	1	1	(2)	(1)
Interest-bearing transaction accounts	3	(8)	(5)	—	(8)	(8)
Money market accounts—domestic	(7)	(37)	(44)	38	(103)	(65)
Money market accounts—foreign	—	—	—	(1)	(1)	(2)
Time deposits—customer	(95)	(139)	(234)	(181)	(263)	(444)

Total customer deposits—interest-bearing	(98)	(184)	(282)	(143)	(377)	(520)
Time deposits—non customer	—	(1)	(1)	(1)	—	(1)
Other foreign deposits	—	—	—	(1)	—	(1)

Total treasury deposits—interest-bearing	—	(1)	(1)	(2)	—	(2)

Total interest-bearing deposits	(98)	(185)	(283)	(145)	(377)	(522)
Federal funds purchased and securities sold under agreements to repurchase	—	(4)	(4)	(2)	(3)	(5)
Other short-term borrowings	—	(1)	(1)	(21)	(14)	(35)
Long-term borrowings	(140)	22	(118)	(101)	(73)	(174)

Total interest-bearing liabilities	(238)	(168)	(406)	(269)	(467)	(736)

Increase in net interest income	$1	$23	$24	$37	$59	$96

Notes:

1.	The change in interest not due solely to volume or yield/rate has been allocated to the volume column and yield/rate column in proportion to the relationship of the absolute dollar amounts of the change in each.
2.	The computation of taxable-equivalent net interest income is based on the statutory federal income tax rate of 35 percent, adjusted for applicable state income taxes net of the related federal tax benefit.
3.	The table above does not include average assets, average liabilities, interest income or interest expense for discontinued operations (see Note 3 to the consolidated financial statements).

Net interest income and interest-rate spread are also affected by the actions taken to manage interest rate risk. As described in the “Market Risk-Interest Rate Risk” section of MD&A, Regions employs multiple tools in order to manage the risk of variability in net interest income attributable to changes in interest rates. Among these tools are interest rate derivatives. In 2011, net interest income attributable to interest rate derivatives for hedging purposes was $362 million versus $515 million in 2010.

The mix of interest-earning assets can also affect the interest rate spread. Regions’ primary types of interest-earning assets are loans and investment securities. Certain types of interest-earning assets have historically generated larger spreads; for example, loans typically generate larger spreads than other assets, such as securities, Federal funds sold or securities purchased under agreements to resell. The spread on loans remained depressed in 2011 due to the low interest rate environment and a high level of loans on non-accrual status. Average interest-earning assets at December 31, 2011 totaled $112.2 billion, a decrease of $5.3 billion as compared to the prior year, or 5 percent. While average earning assets declined during 2011, the mix changed somewhat, reflecting higher securities balances on average and a decline in average loans due to decreased loan demand, consumers deleveraging and run-off of investor real estate.

Also affecting the interest rate spread and the net interest margin were continued elevated balances of interest-bearing deposits in other banks (included in “other interest-earning assets” in Table 3), primarily the Federal Reserve Bank, as a result of the Company’s liquidity management process. These funds generate a significantly lower spread than loans or securities. The higher levels of cash reserves negatively impacted the net interest margin by 13 basis points in 2011 and 12 basis points in 2010. In addition, elevated levels of non-performing assets negatively impacted the net interest margin by 14 basis points in 2011 compared to 17 basis points in 2010.

Average loans as a percentage of average interest-earning assets were 73 percent in 2011 and 75 percent in 2010. The categories, which consist of interest-earning assets, are shown in Table 3 “Consolidated Average Daily Balances and Yield/Rate Analysis for Continuing Operations”. The proportion of average interest-earning assets to average total assets measures the effectiveness of management’s efforts to invest available funds into the most profitable interest-earning vehicles and represented 89 percent in both 2011 and 2010. This measure was consistent with the prior year as the overwhelming majority of the decline in total assets in 2011 was in interest-earning assets. Funding for Regions’ interest-earning assets comes from interest-bearing and non-interest-bearing sources. Another significant factor affecting the net interest margin is the percentage of interest-earning assets funded by interest-bearing liabilities. The percentage of average interest-earning assets funded by average interest-bearing liabilities was 72 percent in 2011 and 77 percent in 2010, also affected by the aforementioned increase in deposits in other banks.

Table 4 “Volume and Yield/Rate Variances for Continuing Operations” provides additional information with which to analyze the changes in net interest income.

PROVISION FOR LOAN LOSSES

The provision for loan losses is used to maintain the allowance for loan losses at a level that, in management’s judgment, is appropriate to cover losses inherent in the portfolio at the balance sheet date. During 2011, the provision for loan losses was $1.5 billion and net charge-offs were $2.0 billion. This compares to a provision for loan losses of $2.9 billion and net charge-offs of $2.8 billion in 2010. Net charge-offs exceeded the provision for loan losses during 2011 primarily due to the allowance associated with the loans transferred to held for sale, as well as improving consumer credit metrics.

For further discussion and analysis of the total allowance for credit losses, see the “Risk Management” section found later in this report. See also Note 6 “Allowance for Credit Losses” to the consolidated financial statements.

NON-INTEREST INCOME

Non-interest income from continuing operations represents fees and income derived from sources other than interest-earning assets. Table 5 “Non-Interest Income for Continuing Operations” provides a detail of the components of non-interest income from continuing operations. Non-interest income totaled $2.1 billion in 2011 compared to $2.5 billion in 2010. The decrease in non-interest income is primarily due to a decrease in securities gains and leveraged lease termination gains. Excluding these two items, non-interest income was essentially stable compared to 2010.

Table 5—Non-Interest Income from Continuing Operations

	Year Ended December 31
	2011	2010	2009
	(In millions)
Service charges on deposit accounts	$1,168	$1,174	$1,156
Capital markets and investment income	64	69	39
Mortgage income	220	247	259
Trust department income	199	196	191
Securities gains, net	112	394	69
Insurance commissions and fees	106	104	105
Leveraged lease termination gains	8	78	587
Commercial credit fee income	80	76	70
Bank-owned life insurance	83	88	74
Net revenue (loss) from affordable housing	(69)	(72)	(53)
Visa-related gains	—	—	80
Other miscellaneous income	172	135	188

	$2,143	$2,489	$2,765

Service Charges on Deposit Accounts

Income from service charges on deposit accounts decreased less than 1 percent in 2011 and totaled $1.2 billion in both 2011 and 2010. This modest decrease was driven by policy changes related to Regulation E, as well as a decline in interchange income as a result of debit interchange price controls implemented in the fourth quarter of 2011. These factors were offset by the restructuring of checking accounts from free to fee-eligible and a higher level of customer transactions.

Interchange income, which is included in service charges on deposit accounts, was impacted by the Federal Reserve’s rulemaking required by section 1075 of the Dodd-Frank Act. The Federal Reserve Board of Governors announced its final rule on debit card interchange fees mandated by the Durbin Amendment to the Dodd-Frank Act effective October 1, 2011. The final proposal included an allowable interchange fee of 21 cents per transaction plus a 5 basis points allowance for fraud mitigation expenses, which was higher than the original proposal, but below the 44 cents per transaction which was the average amount charged for debit transactions according to the Federal Reserve’s study on interchange transactions. Total revenues from debit card income at Regions were $335 million in 2011, which included one full quarter under the final rules. Based on the final ruling, the Company estimates that the reduction to annual debit interchange revenue will be approximately $180 million before any mitigation efforts. However, the Company believes it will be able to mitigate this impact over time through fee changes, introduction of new products and services and expense management.

Capital Markets, Investment and Trust Department Income

Total capital markets and investment income decreased 7 percent to $64 million in 2011 from $69 million in 2010. Trust department income increased 2 percent to $199 million in 2011, driven by a higher amount of fees from commissions. Trust assets under management were approximately $76.1 billion at year-end 2011 compared to approximately $76.6 billion at year-end 2010.

Mortgage Income

Mortgage income is generated through the origination and servicing of mortgage loans for long-term investors and sales of mortgage loans in the secondary market. Mortgage income decreased $27 million or 11 percent to $220 million in 2011. The decrease was primarily driven by lower benefit from mortgage servicing rights and related derivatives which added $16 million of non-interest income in 2010 compared to a $22 million loss in 2011. See Note 7 “Servicing of Financial Assets” to the consolidated financial statements for further detail. Mortgage originations totaled $6.3 billion in 2011 as compared to $8.2 billion in 2010. Mortgage originations were higher in 2010 due to more refinancing activity. In 2010, refinancing encompassed 62 percent of mortgage originations versus 54 percent in 2011.

Effective January 1, 2009, Regions made an election to prospectively change the policy for accounting for residential mortgage servicing rights from the amortization method to the fair value measurement method. Under the fair value measurement method, servicing assets are measured at fair value each period with changes in fair value recorded as a component of mortgage banking income. Regions uses various derivative instruments to mitigate the effect of changes in the fair value of its mortgage servicing rights. Beginning in the fourth quarter of 2009, the Company also began using trading assets to mitigate the impact of changes in the fair value of its mortgage servicing rights. Because changes in value of trading assets are reported in capital markets and investment income, and because earnings on these assets are reported in net interest income, the total effect of mortgage servicing rights and related hedging instruments impacts several line items in the statements of operations. See Note 7 “Servicing of Financial Assets” to the consolidated financial statements for further detail.

At December 31, 2011, Regions’ servicing portfolio totaled $41.1 billion, $26.7 billion of which was serviced for third parties. At December 31, 2010, the servicing portfolio totaled $41.7 billion, $26.0 billion of which was serviced for third parties.

Securities Gains, Net

Regions reported net gains of $112 million from the sale of securities available for sale in 2011, as compared to net gains of $394 million in 2010. The Company’s gains for both years were due to increased sales activity within the available for sale category as part of the Company’s asset/liability management strategies. In 2011, the Company repositioned its securities portfolio and sold $7.7 billion of securities that were primarily agency available for sale securities. The proceeds were reinvested predominantly into similar securities with shorter durations. In 2010, the Company repositioned its securities portfolio and sold $9.9 billion of securities to mitigate prepayment risk and extended the duration on the investment portfolio. The proceeds from the sales in 2011 and 2010 were primarily reinvested in U.S. government agency mortgage-backed securities classified as available for sale. Refer to the “Securities” section in the “Balance Sheet Analysis” for further discussion.

Leveraged Lease Termination Gains

A 2008 settlement with the Internal Revenue Service negatively impacted the economics of Regions’ leveraged lease portfolio. In addition, there was a mutual desire with lessees to terminate certain leases within this portfolio. Accordingly, the Company decided to terminate certain of these leases in 2011 and 2010, resulting in gains of $8 million and $78 million, respectively. However, the 2010 gains were essentially offset by related income tax expense of $74 million, resulting in a minimal impact to net income. There was no material impact to income tax expense related to the 2011 gains.

Bank-Owned Life Insurance

Bank-owned life insurance income decreased 6 percent to $83 million in 2011, compared to $88 million in 2010. This decrease is primarily due to a decline in death benefits and crediting rates.

Other Miscellaneous Income

Other miscellaneous income increased $37 million to $172 million in 2011. The largest component of the increase was credit card income which totaled $31 million in 2011 with no impact in 2010. In June 2011, Regions purchased approximately $1.1 billion of Regions-branded credit card accounts from FIA Card Services.

NON-INTEREST EXPENSE

The following section contains a discussion of non-interest expense from continuing operations. The largest components of non-interest expense are salaries and employee benefits, net occupancy expense and furniture and equipment expense. Non-interest expense in 2011 totaled $3.9 billion and included a goodwill impairment charge of $253 million. In 2010, non-interest expense totaled $3.9 billion and included a $75 million regulatory charge. Non-interest expense excluding the goodwill impairment and regulatory charges (non-GAAP) decreased $175 million, or 5 percent, to $3.6 billion in 2011. Table 6 “Non-Interest Expense from Continuing Operations (including Non-GAAP reconciliation)” presents major non-interest expense components, both including and excluding the regulatory charge and goodwill impairment, for the years ended December 31, 2011, 2010 and 2009. Management believes the inclusion of non-GAAP financial measures in Table 6 is useful in the evaluation of trends in non-interest expense. See the text preceding Table 2 “GAAP to Non-GAAP Reconciliation” for further discussion of non-GAAP financial measures.

Table 6—Non-Interest Expense from Continuing Operations (including Non-GAAP reconciliation)

	As Reported (GAAP)
	Year Ended December 31
	2011	2010	2009
	(In millions)
Salaries and employee benefits	$1,604	$1,640	$1,635
Net occupancy expense	388	411	422
Furniture and equipment expense	275	277	281
Professional and legal fees	175	170	167
Amortization of core deposit intangibles	95	107	120
Other real estate owned expense	162	209	175
Branch consolidation and property and equipment charges	75	—	—
Other-than-temporary impairments	2	2	75
FDIC premiums	217	220	227
Loss on early extinguishment of debt	—	108	—
Regulatory charge	—	75	—
Goodwill impairment	253	—	—
Other miscellaneous expenses	616	640	683

	$3,862	$3,859	$3,785

	Regulatory Charge and Goodwill Impairment
	Year Ended December 31
	2011	2010	2009
	(In millions)
Salaries and employee benefits	$—	$—	$—
Net occupancy expense	—	—	—
Furniture and equipment expense	—	—	—
Professional and legal fees	—	—	—
Amortization of core deposit intangibles	—	—	—
Other real estate owned expense	—	—	—
Branch consolidation and property and equipment charges	—	—	—
Other-than-temporary impairments	—	—	—
FDIC premiums	—	—	—
Loss on early extinguishment of debt	—	—	—
Regulatory charge	—	75	—
Goodwill impairment	253	—	—
Other miscellaneous expenses	—	—	—

	$253	$75	$—

	As Adjusted (Non-GAAP)
	Year Ended December 31
	2011	2010	2009
	(In millions)
Salaries and employee benefits	$1,604	$1,640	$1,635
Net occupancy expense	388	411	422
Furniture and equipment expense	275	277	281
Professional and legal fees	175	170	167
Amortization of core deposit intangibles	95	107	120
Other real estate owned expense	162	209	175
Branch consolidation and property and equipment charges	75	—	—
Other-than-temporary impairments	2	2	75
FDIC premiums	217	220	227
Loss on early extinguishment of debt	—	108	—
Regulatory charge	—	—	—
Goodwill impairment	—	—	—
Other miscellaneous expenses	616	640	683

	$3,609	$3,784	$3,785

Salaries and Employee Benefits

Total salaries and employee benefits decreased $36 million, or 2 percent, in 2011. The year-over-year decrease in salaries and employee benefits cost was primarily due to lower headcount and lower pension costs. At December 31, 2011, Regions had 26,813 employees compared to 27,829 at December 31, 2010. Excluding Morgan Keegan associates, there were 23,707 and 24,656 employees at the end of 2011 and 2010, respectively.

Regions provides employees who meet established employment requirements with a benefits package that includes 401(k), pension, and medical, life and disability insurance plans. The pension plan has been closed to new enrollments since 2006. Regions’ 401(k) plan includes a Company match of eligible employee contributions. See Note 17 “Employee Benefit Plans” to the consolidated financial statements for further details.

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

Net Occupancy Expense

Net occupancy expense includes rents, depreciation and amortization, utilities, maintenance, insurance, taxes, and other expenses of premises occupied by Regions and its affiliates. Net occupancy expense decreased $23 million, or 6 percent, in 2011. Rent expense decreased as a result of branch consolidation that occurred in early 2010 and late 2011, as well as a result of other lease downsizing efforts. At December 31, 2011, Regions had 1,726 branches compared to 1,772 at December 31, 2010. In 2011, Regions eliminated approximately 700,000 square feet of excess facilities space.

Furniture and Equipment Expense

Furniture and equipment expense decreased modestly by 1 percent to $275 million in 2011 primarily driven by branch consolidations.

Professional and Legal Fees

Professional and legal fees are comprised of amounts related to legal, consulting and other professional fees. These fees increased $5 million to $175 million in 2011, reflecting a 3 percent increase in the level of legal expenses and credit-related legal costs in 2011. Refer to Note 23 “Commitments, Contingencies and Guarantees” to the consolidated financial statements for additional information.

Amortization of Core Deposit Intangibles

The premium paid for core deposits in an acquisition is considered to be an intangible asset that is amortized on an accelerated basis over its useful life. As a result, amortization of core deposit intangibles decreased 11 percent to $95 million in 2011 compared to $107 million in 2010.

Other Real Estate Owned Expense

Other real estate owned (“OREO”) expenses include the cost of adjusting foreclosed properties to fair value after these assets have been classified as OREO and net gains and losses on sales of properties, as well as other costs to maintain the property such as property taxes, security, and grounds maintenance. Through Regions’ efforts to sell foreclosed properties, OREO balances decreased $158 million to $296 million in 2011. This reduction in OREO balances, along with lower valuation charges, was the primary driver of the $47 million decline in OREO expense in 2011. See the “Foreclosed Properties” section later in the Balance Sheet Analysis.

Branch Consolidation and Property and Equipment Charges

Non-interest expense in 2011 included $75 million of branch consolidation charges related to lower of cost or market adjustments on owned branch property, terminated ground leases and impairment of other equipment. The charges were driven primarily by Regions’ decision to consolidate approximately 40 branches. Regions expects to realize future net cost savings of approximately $19 million on an annual basis as a result of the consolidations.

FDIC Premiums

FDIC premiums decreased in 2011 by $3 million to $217 million. FDIC premiums were impacted by a new assessment rule in 2011, which revised the deposit insurance assessment system for large institutions. The new rule changed the assessment base from deposits as the basis and utilizes a risk-based approach which calculates the assessment using average consolidated assets minus average tangible equity. Implementation of the new rule was effective beginning in the second quarter of 2011. The bank regulatory agencies’ ratings, comprised of Regions Bank’s capital, asset quality, management, earnings, liquidity and sensitivity to risk, along with certain financial ratios are used in determining FDIC insurance premiums. For further information, see discussion of Deposit Insurance in the Supervision and Regulation section of Item 1 of this Form 10-K.

Loss on Early Extinguishment of Debt

During 2010, Regions prepaid approximately $2.0 billion of FHLB advances, realizing a $108 million pre-tax loss on early extinguishment. These extinguishments were part of the Company’s asset/liability management process.

Regulatory Charge

During the second quarter of 2010, the SEC, a joint state task force of state securities regulators and FINRA announced that they were commencing administrative proceedings against Morgan Keegan, Morgan Asset Management and certain of their employees for violations of federal and state securities laws and NASD rules relating to certain mutual funds previously administered by Morgan Keegan and Morgan Asset Management. Based on the status of settlement negotiations, Regions concluded that a loss on the matter was probable and reasonably estimable. Accordingly, at June 30, 2010, Regions recorded a $200 million charge representing the estimate of probable loss. Of this amount, $75 million was from continuing operations and $125 million was from discontinued operations. The charges were settled during the second quarter of 2011.

Goodwill Impairment

As a result of the process of selling Morgan Keegan, Regions’ 2011 results include a non-cash goodwill impairment charge of $731 million (net of $14 million income tax impact) within the investment banking/brokerage/trust segment. Based on a relative fair value allocation, $478 million was recorded within discontinued operations and $253 million within continuing operations. The goodwill impairment charge is a non-cash item which does not have an adverse impact on regulatory capital. Refer to Note 9 in the footnotes to the consolidated financial statements for further details.

Other Miscellaneous Expenses

Other miscellaneous expenses include communications, postage, supplies, credit-related costs and business development services. Other miscellaneous expenses decreased $24 million to $616 million in 2011, reflecting the Company controlling discretionary costs.

INCOME TAXES

The Company’s income tax benefit from continuing operations for 2011 was $28 million compared to a tax benefit of $376 million in 2010, resulting in an effective tax rate of (17.4) percent and 44.5 percent, respectively. The decrease in the income tax benefit was primarily a result of positive consolidated pre-tax earnings and the goodwill impairment.

The Company’s effective tax rate is affected by recurring items such as affordable housing tax credits, bank-owned life insurance and tax-exempt income, which are expected to be consistent in the near term. The effective tax rate is also affected by items that may occur in any given period but are not consistent from period to period, such as the termination of certain leveraged leases. Accordingly, future period effective tax rates may not be comparable to the current period.

For 2011, the Company recorded an income tax benefit from discontinued operations of $4 million. In 2011, a regulatory settlement was finalized and a portion was determined to be deductible for income tax purposes. This settlement resulted in a $27 million income tax benefit to discontinued operations. In addition, the $492 million goodwill impairment reflected in 2011 discontinued operations resulted in a $14 million income tax benefit. The 2010 regulatory charge of $125 million reflected in discontinued operations was considered to be non-deductible at the time of the accrual.

At December 31, 2011, the Company reported a net deferred tax asset of $1.3 billion. Of this amount, $857 million was generated from differences between the financial statement carrying amounts and the corresponding tax bases of assets and liabilities, of which a significant portion relates to the allowance for loan losses. These net deferred tax assets have not yet reduced taxable income and therefore do not have a set expiration date. The remaining $429 million net deferred tax asset balance relates to tax carryforwards that have defined expiration dates which are typically 15 or 20 years from the date of creation. Of the $429 million, $87 million of this deferred tax asset is related to tax carryforwards that have expiration dates prior to the tax year 2024. Additional details related to tax carryforwards, including more information regarding the expiration of various categories of carryforwards, is included in Note 19 “Income Taxes” to the consolidated financial statements.

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

Positive Evidence

•

History of earnings—The Company has a strong history of generating earnings and has demonstrated positive earnings in 16 of the last 20 years. Absent the goodwill impairments during 2011 and 2008, which had limited impact on taxable net income reported on the Company’s tax returns, the Company would have generated positive earnings during these years leaving only 2009 and 2010 in loss positions. The Company did not generate any federal net operating losses or tax credit carryforwards until 2009, and in 2011 the Company utilized all federal net operating losses and a portion of the federal tax credit carryforwards. There is no history of significant tax carryforwards expiring unused.

•

Reversals of taxable temporary differences—The Company anticipates that future reversals of taxable temporary differences, including the accretion of taxable temporary differences related to leveraged leases acquired in a prior business combination can absorb up to approximately $850 million of deferred tax assets.

•

Creation of future taxable income—At December 31, 2011, the Company utilized all taxable income in prior carryback years. The Company has projected future taxable income that will be sufficient to absorb the remaining deferred tax assets after the reversal of future taxable temporary differences. The taxable income forecasting process utilizes the forecasted pre-tax earnings and adjusts for book-tax differences that will be exempt from taxation, primarily tax-exempt interest income and bank-owned life insurance, as well as temporary book-tax differences including the allowance for loan losses. The projections relied upon for this process are consistent with those used from the Company’s financial forecasting process.

•

Strong capital position—At December 31, 2011, the Company had a Tier 1 capital ratio of 13.28 percent, substantially above the 6.0 percent minimum standard to be well capitalized. Also, the Total capital ratio of 16.99 percent substantially exceeds the 10.0 percent minimum standard to be well capitalized. The Company’s Tier 1 common ratio (non-GAAP) was 8.5 percent at December 31, 2011 (see Table 2 “GAAP to Non-GAAP Reconciliation” for further details). The Board of Governors of the Federal Reserve System has proposed 5 percent as the level of Tier 1 common capital sufficient to withstand adverse economic scenarios.

•

Ability to implement tax-planning strategies—The Company has the ability to implement tax planning strategies to maximize the realization of deferred tax assets, such as the sale of assets. As an example, at December 31, 2011, the Company’s portfolio of securities available for sale had $532 million of gross unrealized pre-tax gains which could accelerate the recognition of the associated taxable temporary differences, which management would consider being a tax planning strategy to maximize the realization of the deferred tax assets that may expire unutilized.

Negative Evidence

•

Cumulative loss position—The Company is currently in a three-year cumulative loss position. Excluding the goodwill impairment in 2011 and a portion of the regulatory charge taken in 2010, as these items are nondeductible for income tax purposes, the cumulative continuing operations pre-tax loss position for 2009 through 2011 is $1.7 billion. The cumulative loss has resulted from the unprecedented provision for loan losses of $7.9 billion during these periods, which management believes will continue to be reduced in future periods. During 2011, the provision for loan losses decreased $1.4 billion to $1.5 billion, as compared to the provision for loan losses of $2.9 billion in 2010. Additionally, absent the goodwill impairment, Regions would have reported positive net income available to common shareholders for 2011, providing positive evidence regarding the Company’s earnings.

The Company believes the positive evidence, when considered in its entirety, outweighs the negative evidence of recent pre-tax losses.

See Note 1 “Summary of Significant Accounting Policies” and Note 19 “Income Taxes” to the consolidated financial statements for additional information about income taxes.

BALANCE SHEET ANALYSIS

At December 31, 2011, Regions reported total assets of $127.1 billion compared to $132.4 billion at the end of 2010, a decrease of approximately $5.3 billion or 4 percent. Loans, net of unearned income, declined approximately $5.3 billion, primarily related to the investor real estate segment. Goodwill declined between years as a result of the goodwill impairment recognized in the Investment/Banking/Brokerage/Trust segment related to the process of selling Morgan Keegan as further discussed in Note 9 “Intangible Assets.” Other assets also declined between years due to variations in settlements of securities sales. Offsetting these declines was an approximate $1.2 billion increase in securities available for sale.

Cash and Cash Equivalents

Cash and cash equivalents include cash and due from banks, interest-bearing deposits in other banks (including the Federal Reserve Bank), and Federal funds sold and securities purchased under agreements to resell (which have a life of 90 days or less). At December 31, 2011, these assets totaled $7.2 billion as compared to

$6.9 billion at December 31, 2010. The year-over-year increase was primarily driven by an increase in cash and due from banks slightly offset by a decrease in federal funds sold and securities purchased under agreements to resell.

Trading Account Assets

Trading account assets increased $150 million to $1.3 billion at December 31, 2011. The trading account assets are primarily held at Morgan Keegan. As discussed above, early in 2012, Regions entered into an agreement to sell Morgan Keegan. Also included in trading account assets are securities held in rabbi trusts related to deferred compensation plans. Trading account assets are carried at fair value with changes in fair value reflected in the consolidated statements of operations.

Table 7—Trading Account Assets

	December 31
	2011	2010
	(In millions)
Trading account assets:
U.S. Treasury and Federal agency securities	$624	$370
Obligations of states and political subdivisions	240	355
Other securities	402	391

	$1,266	$1,116

Securities

Regions utilizes the securities portfolio to manage liquidity, interest rate risk, and regulatory capital, as well as to take advantage of market conditions to generate a favorable return on investments without undue risk. The portfolio consists primarily of high-quality mortgage-backed and asset-backed securities. Securities represented 19 percent of total assets at December 31, 2011 compared to 18 percent at December 31, 2010. In 2011, total securities, which are almost entirely classified as available for sale, increased $1.2 billion, or 5 percent.

The “Market Risk-Interest Rate Risk” section, found later in this report, further explains Regions’ interest rate risk management practices. The weighted-average yield earned on securities, less equities, was 2.91 percent in 2011 and 3.42 percent in 2010. Table 8 “Securities” illustrates the carrying values of total securities by category.

Table 8—Securities

	December 31
	2011	2010
	(In millions)
U.S. Treasury securities	$102	$96
Federal agency securities	150	21
Obligations of states and political subdivisions	36	30
Mortgage-backed securities:
Residential agency	22,184	21,857
Residential non-agency	16	22
Commercial agency	326	112
Commercial non-agency	321	100
Corporate and other debt securities	537	27
Equity securities	815	1,048

	$24,487	$23,313

In conjunction with the Company’s asset/liability management process, during 2011, Regions sold agency securities available for sale and reinvested the proceeds predominantly into similar securities with shorter durations. Additionally, during the second half of 2011, Regions purchased approximately $493 million of corporate bonds in an effort to increase diversification in the investment portfolio and reduce exposure to mortgage refinance risk through a sector that has an attractive risk and return profile. During 2011, Regions sold approximately $7.9 billion of securities and recognized approximately $112 million in net gains.

Net unrealized gains and losses in the securities available for sale portfolio are included in stockholders’ equity as accumulated other comprehensive income or loss, net of tax. At December 31, 2011, securities available for sale included a net unrealized gain of $514 million, which represented the difference between the estimated fair value of these securities as of year-end and their amortized cost. The net unrealized gain represents $532 million in gross unrealized gains and $18 million in gross unrealized losses. At December 31, 2010, securities available for sale included a net unrealized gain of $120 million, comprised of $283 million in gross unrealized gains and $163 million in gross unrealized losses.

The Company reviews its securities portfolio on a regular basis to determine if there are any conditions indicating that a security has other-than-temporary impairment. Factors considered in this determination include the length of time and the extent to which the market value has been below cost, the credit standing of the issuer, Regions’ intent to sell and whether it is more likely than not that the Company will have to sell the security before its market value recovers. During 2011, Regions recognized in earnings approximately $2 million of securities impairments, related to equity securities. During 2010, Regions recognized in earnings approximately $2 million of securities impairments, related to equity and other debt securities. See Note 4 “Securities” to the consolidated financial statements for further details.

Maturity Analysis—The average life of the securities portfolio (excluding equities) at December 31, 2011 was estimated to be 3.9 years, with a duration of approximately 2.1 years. These metrics compare with an estimated average life of 6.6 years, with a duration of approximately 3.4 years for the portfolio at December 31, 2010. Table 9 “Relative Contractual Maturities and Weighted-Average Yields for Securities” provides additional details.

Table 9—Relative Contractual Maturities and Weighted-Average Yields for Securities

	Securities Maturing as of December 31, 2011
	Within One Year	After One But Within Five Years	After Five But Within Ten Years	After Ten Years	Total
	(Dollars in millions)
Securities:
U.S. Treasury securities	$59	$39	$3	$1	$102
Federal agency securities	3	139	5	3	150
Obligations of states and political subdivisions	2	6	6	22	36
Mortgage-backed securities
Residential agency	3	70	1,414	20,697	22,184
Residential non-agency	—	—	—	16	16
Commercial agency	—	—	57	269	326
Commercial non-agency	—	35	46	240	321
Corporate and other debt securities	6	123	309	99	537

	$73	$412	$1,840	$21,347	$23,672

Weighted-average yield	0.40%	2.89%	2.99%	2.91%	2.91%

Notes:

1.	The weighted-average yields are calculated on the basis of the yield to maturity based on the book value of each security. Weighted-average yields on tax-exempt obligations have been computed on a fully-taxable equivalent basis using a tax rate of 35 percent. Taxable-equivalent adjustments for the calculation of yields amounted to zero as of December 31, 2011. Yields on tax-exempt obligations have not been adjusted for the non-deductible portion of interest expense used to finance the purchase of tax-exempt obligations.
2.	Federal Reserve Bank stock, Federal Home Loan Bank stock, and equity stock of other corporations held by Regions are not included in the table above.

Portfolio Quality—Regions’ investment policy emphasizes credit quality and liquidity. Securities rated in the highest category by nationally recognized rating agencies and securities backed by the U.S. Government and government sponsored agencies, both on a direct and indirect basis, represented approximately 97 percent of the investment portfolio at December 31, 2011. All other securities rated below AAA, not backed by the U.S. Government or government sponsored agencies, or which are not rated represented less than 3 percent of total securities at year-end 2011.

Loans Held for Sale

At December 31, 2011, loans held for sale totaled $1.2 billion, consisting of $844 million of residential real estate mortgage loans and $328 million of non-performing investor real estate loans. At December 31, 2010, loans held for sale totaled $1.5 billion, consisting of $1.2 billion of residential real estate mortgage loans and $304 million of non-performing investor real estate loans. The level of residential real estate mortgage loans held for sale fluctuates depending on the timing of origination and sale to third parties.

Loans

GENERAL

Average loans, net of unearned income, represented 72 percent of average interest-earning assets from continuing operations for the year ended December 31, 2011, compared to 74 percent for the year ended December 31, 2010. Lending at Regions is generally organized along three portfolio segments: commercial (including commercial and industrial, and owner occupied commercial real estate mortgage and construction loans), investor real estate loans (commercial real estate mortgage and construction loans) and consumer loans (residential first mortgage, home equity, indirect, consumer credit card and other consumer loans).

Regions manages loan growth with a focus on risk management and risk-adjusted return on capital. Strategic decisions to reduce the concentration in investor real estate, sales of residential mortgage loans, and lower demand for home equity products were the primary contributors to the decrease. The decrease was partially offset by increases in commercial and industrial loans and indirect automobile lending as well as the purchase of Regions-branded credit card loans during the second quarter of 2011.

Table 10 illustrates a year-over-year comparison of loans by portfolio segment and class and Table 11 provides information on selected loan maturities.

Table 10—Loan Portfolio

	2011	2010	2009	2008
	(In millions, net of unearned income)
Commercial and industrial	$24,522	$22,540	$21,547	$23,596
Commercial real estate mortgage—owner occupied	11,166	12,046	12,054	11,722
Commercial real estate construction—owner occupied	337	470	751	1,605

Total commercial	36,025	35,056	34,352	36,923
Commercial investor real estate mortgage	9,702	13,621	16,109	14,486
Commercial investor real estate construction	1,025	2,287	5,591	9,029

Total investor real estate	10,727	15,908	21,700	23,515
Residential first mortgage	13,784	14,898	15,632	15,839
Home equity	13,021	14,226	15,381	16,130
Indirect	1,848	1,592	2,452	3,854
Consumer credit card	987	—	—	—
Other consumer	1,202	1,184	1,157	1,158

Total consumer	30,842	31,900	34,622	36,981

	$77,594	$82,864	$90,674	$97,419

	2007
	(In millions, net of unearned income)
Commercial and industrial	$20,907
Commercial real estate (1)	23,107
Commercial real estate construction (1)	13,302
Residential first mortgage	16,960
Home equity	14,962
Indirect	3,938
Other consumer	2,203

	$95,379

(1)	Breakout of commercial real estate mortgage and construction between owner occupied and investor categories is not available for periods prior to 2008.

Table 11—Selected Loan Maturities

	Loans Maturing as of December 31, 2011 (2)
	Within One Year	After One But Within Five Years	After Five Years	Total
	(In millions)
Commercial and industrial (1)	$5,511	$14,613	$4,269	$24,393
Commercial real estate mortgage—owner-occupied	1,965	5,913	3,288	11,166
Commercial real estate construction—owner-occupied	39	126	172	337

Total commercial	7,515	20,652	7,729	35,896
Commercial investor real estate mortgage	4,811	4,253	638	9,702
Commercial investor real estate construction	605	396	24	1,025

Total investor real estate	5,416	4,649	662	10,727

	$12,931	$25,301	$8,391	$46,623

	Predetermined Rate	Variable Rate
	(In millions)
Due after one year but within five years	$5,894	$19,407
Due after five years	4,087	4,304

	$9,981	$23,711

(1)	Excludes $129 million of small business credit card accounts.
(2)	Table 11 excludes residential first mortgage, home equity, indirect and other consumer loans.

The following sections describe the composition of the portfolio segments and classes in Table 10 and explain variations in balances from the 2010 year-end. See Note 5 “Loans” and Note 6 “Allowance for Credit Losses” to the consolidated financial statements for additional discussion.

Commercial—The commercial portfolio segment includes commercial and industrial loans to commercial customers for use in normal business operations to finance working capital needs, equipment purchases and other expansion projects. Commercial also includes owner-occupied commercial real estate loans to operating businesses, which are loans for long-term financing of land and buildings, and are repaid by cash flow generated by business operations. Owner-occupied construction loans are made to commercial businesses for the development of land or construction of a building where the repayment is derived from revenues generated from the business of the borrower. During 2011, total commercial loan balances increased $969 million, or 3 percent, driven by growth experienced in specialized industry groups.

Investor Real Estate—Loans for real estate development are repaid through cash flow related to the operation, sale or refinance of the property. This portfolio segment includes extensions of credit to real estate developers or investors where repayment is dependent on the sale of real estate or income generated from the real estate collateral. A portion of Regions’ investor real estate portfolio segment is comprised of loans secured by residential product types (land, single-family and condominium loans) within Regions’ markets. Additionally, this category includes loans made to finance income-producing properties such as apartment buildings, office and industrial buildings, and retail shopping centers. The investor real estate loan segment decreased $5.2 billion from 2010 balances primarily due to strategic decisions to reduce the concentration in investor real estate in response to credit risk and economic pressure.

Residential First Mortgage—Residential first mortgage loans represent loans to consumers to finance a residence. These loans are typically financed over a 15 to 30 year term and, in most cases, are extended to borrowers to finance their primary residence. These loans experienced a $1.1 billion decline to $13.8 billion in

2011, primarily due to lower mortgage origination volume reflecting decreased refinance activity in 2011 as compared to 2010. Mortgage originations totaled $6.3 billion in 2011 as compared to $8.2 billion in 2010. Refer to Note 6 “Allowance for Credit Losses” to the consolidated financial statements for additional discussion.

Home Equity—Home equity lending includes both home equity loans and lines of credit. This type of lending, which is secured by a first or second mortgage on the borrower’s residence, allows customers to borrow against the equity in their home. Substantially all of this portfolio was originated through Regions’ branch network. During 2011, home equity balances decreased $1.2 billion to $13.0 billion, driven by the continued general decline in demand and lower property valuations across the Company’s operating footprint. During 2011, credit quality within the home equity portfolio continued to reflect pressure, but total charge-offs during 2011 decreased as compared to 2010. However, losses in Florida based-credits where the collateral is a second lien remained at elevated levels, as unemployment levels remain high and property valuations in certain markets have continued to experience ongoing deterioration. More information related to these developments is included in the “Home Equity” discussion below.

Indirect—Indirect lending, which is lending initiated through third-party business partners, is largely comprised of loans made through automotive dealerships. This portfolio class increased $256 million, or 16 percent in 2011, reflecting growth from the late 2010 re-entry into the indirect auto lending business.

Consumer Credit Card—During the second quarter of 2011, Regions completed the purchase of approximately $1.0 billion of Regions-branded consumer credit card accounts from FIA Card Services. The products are primarily open-ended variable interest rate consumer credit card loans.

Other Consumer—Other consumer loans include direct consumer installment loans, overdrafts and other revolving credit, and educational loans. Other consumer loans totaled $1.2 billion at December 31, 2011, relatively unchanged from the prior year.

CREDIT QUALITY

Weak economic conditions, including declining property values and high levels of unemployment, impacted the credit quality of Regions’ loan portfolio. Investor real estate loans and home equity products (particularly Florida second lien—see Table 14) carry a higher risk of non-collection than many other loans.

The following chart presents details of Regions’ $10.7 billion investor real estate portfolio as of December 31, 2011 (dollars in billions):

LAND, SINGLE-FAMILY AND CONDOMINIUM

Credit quality of the investor real estate portfolio segment is sensitive to risks associated with construction loans such as cost overruns, project completion risk, general contractor credit risk, environmental and other hazard risks, and market risks associated with the sale or rental of completed properties. Certain components of the investor real estate portfolio segment carry a higher risk of non-collection. While losses within these loan types were influenced by conditions described above, the most significant drivers of losses were the continued decline in demand for residential real estate and in the value of property. The land, single-family and condominium components of the investor real estate portfolio segment are particularly affected by these risks and conditions.

The following table presents credit metrics for land, single-family and condominium loans:

Table 12—Land, Single-family and Condominium

	December 31
	2011	2010
	(Dollars in millions, net of unearned income)
Land
Loan balance	$857	$1,640
Accruing loans 90 days past due	1	1
Non-accruing loans*	203	476
Non-accruing %*	23.7%	29.0%
Single-family
Loan balance	$816	$1,236
Accruing loans 90 days past due	2	3
Non-accruing loans*	133	290
Non-accruing %*	16.3%	23.5%
Condominium
Loan balance	$151	$308
Accruing loans 90 days past due	1	—
Non-accruing loans*	36	92
Non-accruing %*	23.8%	29.9%

*Excludes non-accruing loans held for sale.

Regions has reduced exposures in these product types through pro-active workouts, appropriate charge-offs, and asset dispositions.

MULTI-FAMILY AND RETAIL

In recent years, loans within the multi-family and retail components of the investor real estate portfolio segment experienced increased pressure. Continued weak economic conditions impacted demand for products and services in these sectors. Lower demand impacted cash flows generated by these properties, leading to a higher rate of non-collection for these types of loans.

The following table presents credit metrics for multi-family and retail loans:

Table 13 —Multi-family and Retail

	December 31
	2011	2010
	(Dollars in millions, net of unearned income)
Multi-family
Loan balance	$2,643	$4,241
Accruing loans 90 days past due	7	1
Non-accruing loans*	131	239
Non-accruing %*	5.0%	5.6%
Retail
Loan balance	$2,223	$3,099
Accruing loans 90 days past due	1	—
Non-accruing loans*	151	177
Non-accruing %*	6.8%	5.7%

*	Excludes non-accruing loans held for sale.

Strategic reductions in investor real estate exposures as discussed above, related to land, single-family and condominium loans also drove the year-over-year decreases in multi-family and retail loans.

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

HOME EQUITY

The home equity portfolio totaled $13.0 billion at December 31, 2011 as compared to $14.2 billion at December 31, 2010. Substantially all of this portfolio was originated through Regions’ branch network. Losses in this portfolio generally track overall economic conditions. The main source of economic stress has been in Florida, where residential property values have declined significantly while unemployment rates remain high. Losses in Florida where Regions is in a second lien position are higher than first lien losses.

The following tables provide details related to the home equity portfolio:

Table 14—Selected Home Equity Portfolio Information

	Year Ended December 31, 2011
	Florida			All Other States			Total
	1st Lien	2nd Lien	Total	1st Lien	2nd Lien	Total	1st Lien	2nd Lien	Total
	(Dollars in millions)
Balance	$1,973	$2,786	$4,759	$3,912	$4,350	$8,262	$5,885	$7,136	$13,021
Net Charge-offs	45	177	222	30	77	107	75	254	329
Net Charge-off % (1)	2.21%	5.96%	4.44%	0.75%	1.67%	1.24%	1.24%	3.35%	2.41%

	Year Ended December 31, 2010
	Florida			All Other States			Total
	1st Lien	2nd Lien	Total	1st Lien	2nd Lien	Total	1st Lien	2nd Lien	Total
	(Dollars in millions)
Balance	$2,074	$3,167	$5,241	$4,139	$4,846	$8,985	$6,213	$8,013	$14,226
Net Charge-offs	56	237	293	34	87	121	90	324	414
Net Charge-off % (1)	2.66%	7.12%	5.38%	0.80%	1.71%	1.30%	1.42%	3.85%	2.80%

(1)	Net charge-off percentages are calculated on an annualized basis as a percent of average balances.

Net charge-offs were an annualized 2.41 percent of home equity loans for the year ended December 31, 2011 compared to an annualized 2.80 percent for the year ended December 31, 2010. Losses in Florida-based credits remained at elevated levels, but the related net charge-off percentage did decrease to 4.44 percent for the year ended December 31, 2011 from 5.38 percent for the year ended December 31, 2010. Home equity losses have decreased during 2011 due to improvement in unemployment rates which, although high, are lower than prior levels.

Of the $13.0 billion home equity portfolio at December 31, 2011, approximately $11.6 billion were home equity lines of credit and $1.4 billion were closed-end home equity loans (primarily originated as amortizing loans). Beginning in May 2009, new home equity lines of credit have a 10 year draw period and a 10 year repayment period. Previously, the home equity lines of credit had a 20 year term with a balloon payment upon maturity or a 5 year draw period with a balloon payment upon maturity. The term “balloon payment” means there are no principal payments required until the balloon payment is due for interest-only lines of credit. As of December 31, 2011, none of Regions’ home equity lines of credit have converted to mandatory amortization under the contractual terms. The vast majority of home equity lines of credit will convert to amortizing status after fiscal year 2020.

Of the $11.6 billion of home equity lines of credit as of December 31, 2011, approximately 90 percent require monthly interest-only payments while the remaining approximately 10 percent require a payment equal to 1.5 percent of the outstanding balance, which would include some principal repayment. As of December 31, 2011, approximately 30 percent of borrowers were only paying the minimum amount due on the home equity line. In addition, approximately 54 percent of the home equity lines of credit balances have the option to amortize either all or a portion of their balance. As of December 31, 2011, approximately $537 million of the home equity lines of credit balances have elected this option.

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

The following table presents current LTV data for components of the residential mortgage and home equity classes of the consumer portfolio segment. Current LTV data for the remaining loans in the portfolio is not available, primarily because some of the loans are serviced by others. Data may also not be available due to mergers and systems integrations. The amounts in the table represent the entire loan balance. The balances in the “Above 100%” category have increased between December 31, 2010 and 2011 as a result of continued declines in residential real estate values.

Table 15—Estimated Current Loan to Value Ranges

	December 31, 2011		December 31, 2010
	Residential First Mortgage	Home Equity	Residential First Mortgage	Home Equity
	(In millions)
Estimated current loan to value:
Above 100%	$1,854	$2,157	$1,515	$1,839
80% - 100%	2,951	2,568	2,746	2,775
Below 80%	8,483	7,180	10,044	8,261
Data not available	496	1,116	593	1,351

	$13,784	$13,021	$14,898	$14,226

Regions qualitatively considers factors such as periodic updates of FICO scores, unemployment, home prices, and geography as credit quality indicators for consumer loans. FICO scores are obtained at origination as part of Regions’ formal underwriting process. Refreshed FICO scores are obtained by the Company quarterly for all revolving accounts and home equity lines of credit and semi-annually for all other consumer loans. Regions considers FICO scores less than 620 to be indicative of higher credit risk and obtains additional collateral in most of these instances. The following table presents estimated current FICO score data for components of classes of the consumer portfolio segment. Current FICO data is not available for the remaining loans in the portfolio for various reasons; for example, if customers do not use sufficient credit, an updated score may not be available. For purposes of the table above, if the loan balance exceeds the current estimated collateral, the entire balance is included in the “Above 100%” category, regardless of the amount of collateral available to partially offset the shortfall. Residential first mortgage and home equity balances with FICO scores below 620 improved from approximately 9.8 percent at December 31, 2010 to approximately 8.7 percent at December 31, 2011.

Table 16—Estimated Current FICO Score Ranges

	December 31, 2011
	Residential First Mortgage	Home Equity	Indirect	Consumer Credit Card	Other Consumer
	(In millions)
Below 620	$1,449	$873	$191	$56	$106
620 - 680	1,286	1,157	281	129	142
681-720	1,557	1,559	274	236	162
Above 720	8,441	8,576	858	561	383
Data not available	1,051	856	244	5	409

	$13,784	$13,021	$1,848	$987	$1,202

	December 31, 2010
	Residential First Mortgage	Home Equity	Indirect	Consumer Credit Card	Other Consumer
	(In millions)
Below 620	$1,751	$1,115	$191	$—	$128
620 - 680	1,518	1,242	198	—	145
681-720	1,822	1,687	197	—	162
Above 720	6,925	9,368	775	—	406
Data not available	2,882	814	231	—	343

	$14,898	$14,226	$1,592	$—	$1,184

Allowance for Credit Losses

The allowance for credit losses represents management’s estimate of credit losses inherent in the portfolio. The allowance for credit losses consists of two components: the allowance for loan losses and the reserve for unfunded credit commitments. Management’s assessment of the appropriateness of the allowance for credit losses is based on a combination of both these components. At December 31, 2011, the allowance for credit losses totaled $2.8 billion or 3.64 percent of loans, net of unearned income, compared to $3.3 billion or 3.93 percent at year-end 2010. See Note 6 to the consolidated financial statements and the “Credit Risk” section found later in this report for a detailed discussion of the allowance.

Activity in the allowance for credit losses is summarized as follows:

Table 17—Allowance for Credit Losses

	2011	2010	2009	2008
	(In millions)
Allowance for loan losses at January 1	$3,185	$3,114	$1,826	$1,321
Loans charged-off:
Commercial and industrial	294	429	384	235
Commercial real estate mortgage—owner-occupied	248	225	89	60
Commercial real estate construction—owner-occupied	8	25	19	12
Commercial investor real estate mortgage	685	879	590	328
Commercial investor real estate construction	195	565	488	556
Residential first mortgage	220	240	206	83
Home equity	353	432	442	243
Indirect	23	34	68	56
Consumer credit card	13	—	—	—
Other consumer	68	83	83	66

	2,107	2,912	2,369	1,639
Recoveries of loans previously charged-off:
Commercial and industrial	36	33	28	26
Commercial real estate mortgage—owner-occupied	14	11	6	5
Commercial real estate construction—owner-occupied	—	1	1	2
Commercial investor real estate mortgage	27	14	8	4
Commercial investor real estate construction	6	10	4	3
Residential first mortgage	3	2	4	2
Home equity	25	18	27	17
Indirect	10	15	21	15
Other consumer	16	16	17	18

	137	120	116	92
Net charge-offs:
Commercial and industrial	258	396	356	209
Commercial real estate mortgage—owner-occupied	234	214	83	55
Commercial real estate construction—owner-occupied	8	24	18	10
Commercial investor real estate mortgage	658	865	582	324
Commercial investor real estate construction	189	555	484	553
Residential first mortgage	217	238	202	81
Home equity	328	414	415	226
Indirect	13	19	47	41
Consumer credit card	13	—	—	—
Other consumer	52	67	66	48

	1,970	2,792	2,253	1,547
Allowance allocated to sold loans and loans transferred to loans held for sale	—	—	—	(5)
Provision for loan losses	1,530	2,863	3,541	2,057

Allowance for loan losses at December 31	$2,745	$3,185	$3,114	$1,826

Reserve for unfunded credit commitments at January 1	$71	$74	$74	$58
Provision (credit) for unfunded credit commitments	7	(3)	—	16

Reserve for unfunded credit commitments at December 31	$78	$71	$74	$74

Allowance for credit losses	$2,823	$3,256	$3,188	$1,900

Loans, net of unearned income, outstanding at end of period	$77,594	$82,864	$90,674	$97,419
Average loans, net of unearned income outstanding for the period	$80,673	$86,660	$94,523	$97,601
Ratios:
Allowance for loan losses at end of period to loans, net of unearned income	3.54%	3.84%	3.43%	1.87%
Allowance for loan losses at end of period to non-performing loans, excluding loans held for sale	1.16x	1.01x	0.89x	1.74x
Net charge-offs as percentage of:
Average loans, net of unearned income	2.44%	3.22%	2.38%	1.59%
Provision for loan losses	128.8	97.5	63.6	75.2

2007
(In millions)
Allowance for loan losses at January 1	$1,056
Loans charged-off:
Commercial and industrial	103
Commercial real estate (1)	39
Construction	33
Residential first mortgage	20
Home equity	54
Indirect	36
Other consumer	83

368
Recoveries of loans previously charged-off:
Commercial and industrial	30
Commercial real estate (1)	9
Construction	2
Residential first mortgage	1
Home equity	13
Indirect	16
Other consumer	26

97
Net charge-offs:
Commercial and industrial	73
Commercial real estate (1)	30
Construction	31
Residential first mortgage	19
Home equity	41
Indirect	20
Other consumer	57

271
Allowance allocated to sold loans and loans transferred to loans held for sale	(19)
Provision for loan losses from continuing operations	555

Allowance for loan losses at December 31	$1,321

Reserve for unfunded credit commitments at January 1	$52
Provision for unfunded credit commitments	6

Reserve for unfunded credit commitments at December 31	$58

Allowance for credit losses	$1,379

Loans, net of unearned income, outstanding at end of period	$95,379
Average loans, net of unearned income outstanding for the period	$94,372
Ratios:
Allowance for loan losses at end of period to loans, net of unearned income	1.39%
Allowance for loan losses at end of period to non-performing loans, excluding loans held for sale	1.78x
Net charge-offs as percentage of:
Average loans, net of unearned income	0.29%
Provision for loan losses	48.8%

(1)	Breakout of commercial real estate mortgage and construction between owner occupied and investor categories is not available for periods prior to 2008.

Based on current expectations for the economy, management anticipates that net loan charge-offs will decrease in 2012, but continue at an elevated level for the near future. Economic trends such as real estate valuations, interest rates and unemployment will impact the future levels of net charge-offs and provision for loan losses.

Regions recorded an allowance for loan losses and related premium of approximately $84 million related to its purchase of credit card accounts during the second quarter of 2011. In the fourth quarter of 2011, Regions reclassified the $84 million allowance and premium as an adjustment to the basis of the loans. The impact of these reclassification entries was not material to the consolidated financial statements.

Table 18—Allocation of the Allowance for Loan Losses

	2011		2010		2009		2008
	Allocation Amount	% of Total	Allocation Amount	% of Total	Allocation Amount	% of Total	Amount Allocation	% of Total
	(Dollars in millions)
Commercial and industrial	$586	21.3%	$641	20.1%	$638	20.5%	$466	25.5%
Commercial real estate mortgage—owner-occupied	427	15.6	395	12.4	328	10.5	172	9.4
Commercial real estate construction—owner-occupied	17	0.6	19	0.6	37	1.2	48	2.6

Total commercial	1,030	37.5	1,055	33.1	1,003	32.2	686	37.5
Commercial investor real estate mortgage	784	28.6	1,030	32.3	929	29.8	403	22.1
Commercial investor real estate construction	207	7.5	340	10.7	536	17.2	369	20.2

Total investor real estate	991	36.1	1,370	43.0	1,465	47.0	772	42.3
Residential first mortgage	282	10.3	295	9.3	213	6.9	87	4.8
Home equity	356	13.0	414	13.0	374	12.0	235	12.9
Indirect	17	0.6	17	0.5	26	0.8	28	1.5
Consumer credit card	37	1.3	—	—	—	—	—	—
Other consumer	32	1.2	34	1.1	33	1.1	18	1.0

	$2,745	100.0%	$3,185	100.0%	$3,114	100.0%	$1,826	100.0%

	2007
	Allocation Amount	% of Total
	(Dollars in millions)
Commercial and industrial	$295	22.3%
Commercial real estate (1)	411	31.1
Construction (1)	348	26.4
Residential first mortgage	89	6.7
Home equity	95	7.2
Indirect	52	3.9
Other consumer	31	2.4

	$1,321	100.0%

(1) Breakout of commercial real estate mortgage and construction between owner-occupied and investor categories is not available for periods prior to 2008.

TROUBLED DEBT RESTRUCTURINGS

Residential first mortgage, home equity and other consumer TDRs are consumer loans modified under the Customer Assistance Program (“CAP”). Commercial and investor real estate loan modifications are not the result of a formal program, but represent situations where modification was offered as a workout alternative. As a result of clarified accounting guidance that was effective in the third quarter of 2011, renewals of classified commercial and investor real estate loans are considered to be TDRs, even if no reduction in interest rate is offered, because the existing terms are considered to be below market. Refer to Note 6 “Allowance For Credit Losses” to the consolidated financial statements for detailed information related to identification of TDRs, including the impact of new accounting literature adopted during 2011, loans modified in a TDR during the period and the financial impact of those modifications, and loans which defaulted during the period which were modified in a TDR during the previous twelve months.

The following table summarizes TDRs:

Table 19—Troubled Debt Restructurings

	December 31, 2011		December 31, 2010
	Loan Balance	Allowance for Credit Losses	Loan Balance	Allowance for Credit Losses
	(In millions)
Accruing:
Commercial	$492	$89	$77	$5
Investor real estate	995	254	192	4
Residential first mortgage	900	132	813	97
Home equity	407	57	335	42
Other consumer	56	1	66	1

	2,850	533	1,483	149

Non-accrual status or 90 days past due:
Commercial	353	100	105	23
Investor real estate	473	146	198	20
Residential first mortgage	210	31	240	28
Home equity	33	5	30	4

	1,069	282	573	75

	$3,919	$815	$2,056	$224

Notes:

(1)	All loans listed in the table above are considered impaired under applicable accounting literature.
(2)

Net charge-offs on commercial TDRs were approximately $46 million and $72 million for the years ended December 31, 2011 and 2010, respectively.

Net charge-offs on investor real estate TDRs were approximately $44 million and $63 million for the years ended December 31, 2011 and 2010, respectively.

Net charge-offs on residential first mortgage TDRs were approximately $103 million and $109 million for the years ended December 31, 2011 and 2010, respectively.

Net charge-offs on home equity TDRs were approximately $41 million for the years endeds December 31, 2011 and 2010.

Net charge-offs on other consumer TDRs were approximately $6 million and $7 million for the years ended December 31, 2011 and 2010, respectively.

Non-Performing Assets

Non-performing assets consist of loans on non-accrual status and foreclosed properties and are summarized as follows:

Table 20—Non-Performing Assets

	2011	2010	2009	2008
	(Dollars in millions)
Non-performing loans:
Commercial and industrial	$457	$467	$427	$176
Commercial real estate mortgage—owner-occupied	590	606	560	157
Commercial real estate construction—owner-occupied	25	29	50	26

Total commercial	1,072	1,102	1,037	359
Commercial investor real estate mortgage	734	1,265	1,203	292
Commercial investor real estate construction	180	452	1,067	273

Total investor real estate	914	1,717	2,270	565
Residential first mortgage	250	285	180	125
Home equity	136	56	1	3

Total non-performing loans, excluding loans held for sale	2,372	3,160	3,488	1,052
Non-performing loans held for sale	328	304	317	423

Total non-performing loans (1)	2,700	3,464	3,805	1,475
Foreclosed properties	296	454	607	243

Total non-performing assets (1)	$2,996	$3,918	$4,412	$1,718

Accruing loans 90 days past due:
Commercial and industrial	$28	$9	$24	$14
Commercial real estate mortgage—owner-occupied	9	6	16	9
Commercial real estate construction—owner-occupied	—	1	2	3

Total commercial	37	16	42	26
Commercial investor real estate mortgage	13	5	22	12
Commercial investor real estate construction	—	1	8	12

Total investor real estate	13	6	30	24
Residential first mortgage	284	359	361	275
Home equity	93	198	241	214
Indirect	2	2	6	8
Consumer credit card	14	—	—	—
Other consumer	4	4	8	7

	$447	$585	$688	$554

Restructured loans not included in the categories above	$2,850	$1,483	$1,608	$455
Non-performing loans (1) to loans and non-performing loans held for sale (2)	3.47%	4.17%	4.18%	1.51%
Non-performing assets (1) to loans, foreclosed properties and non-performing loans held for sale (2)	3.83%	4.69%	4.82%	1.75%

(1)	Exclusive of accruing loans 90 days past due.
(2)	Beginning in 2011, non-performing loans and assets ratios include non-performing loans held for sale in the denominator, in addition to portfolio loans and foreclosed properties. Prior years have been revised to conform to current period presentation.

2007
(In millions)
Non-performing loans:
Commercial and industrial	$92
Commercial real estate (2)	263
Construction (2)	310
Residential first mortgage	72
Home equity	7

Total non-performing loans	744
Foreclosed properties	120

Total non-performing assets (1)	$864

Non-performing loans (1) to loans	0.78%
Non-performing assets (1) to loans, and foreclosed properties	0.90%

Accruing loans 90 days past due:
Commercial and industrial	$12
Commercial real estate (2)	12
Construction (2)	19
Residential first mortgage	155
Home equity	147
Indirect	6
Other consumer	6

$357

(1)	Exclusive of accruing loans 90 days past due.
(2)	Breakout of commercial real estate mortgage and construction between owner occupied and investor categories not available for periods prior to 2008.

Non-performing assets totaled $3.0 billion at December 31, 2011, compared to $3.9 billion at December 31, 2010. Foreclosed properties, a subset of non-performing assets, totaled $296 million and $454 million at December 31, 2011 and December 31, 2010, respectively. The decrease in non-performing assets and foreclosed properties during 2011 reflects the Company’s efforts to work through problem assets and reduce the riskiest exposures.

Based on current expectations for the economy, management anticipates non-performing assets to decrease in 2012, but remain elevated as compared to historical levels. Economic trends such as real estate valuations, interest rates and unemployment, as well as the level of disposition activity, will impact the future level of non-performing assets.

Loans past due 90 days or more and still accruing were $447 million at December 31, 2011, a decrease from $585 million at December 31, 2010.

At December 31, 2011, Regions had approximately $500-$600 million of potential problem commercial and investor real estate loans that were not included in non-accrual loans, but for which management had concerns as to the ability of such borrowers to comply with their present loan repayment terms. This is a likely estimate of the amount of loans that may migrate to non-accrual status in the next quarter.

In order to arrive at the estimate of potential problem loans, personnel from geographic regions forecast certain larger dollar loans that may potentially be downgraded to non-accrual at a future time, depending on the occurrence of future events. These personnel consider a variety of factors, including the borrower’s capacity and willingness to meet the contractual repayment terms, make principal curtailments or provide additional collateral when necessary, and provide current and complete financial information including global cash flows, contingent liabilities and sources of liquidity. A probability weighting is assigned to the listing of loans due to the inherent level of uncertainty related to potential actions that a borrower or guarantor may take to prevent the loan from reaching problem status. Regions assigns the probability weighting based on an assessment of the likelihood that the necessary actions required to prevent problem loan status will occur. Additionally, for other loans (for example, smaller dollar loans), a factor based on trends and experience is applied to determine the estimate of potential future downgrades. Because of the inherent uncertainty in forecasting future events, the estimate of potential problem loans ultimately represents the estimated aggregate dollar amounts of loans as opposed to an individual listing of loans.

The majority of the loans on which the potential problem loan estimate is based are classified as substandard accrual. Detailed disclosures for substandard accrual loans (as well as other credit quality metrics) are included in Note 6 “Allowance for Credit Losses” to the consolidated financial statements.

The following table provides an analysis of non-accrual loans (excluding loans held for sale) by portfolio segment for the year ended December 31, 2011:

Table 21—Analysis of Non-Accrual Loans

	Non-Accrual Loans, Excluding Loans Held for Sale Year Ended December 31, 2011
	Commercial	Investor Real Estate	Consumer (1)	Total
	(In millions)
Balance at beginning of year	$1,102	$1,717	$341	$3,160
Additions	1,196	1,405	57	2,658
Net payments/other activity	(376)	(420)	—	(796)
Return to accrual	(100)	(124)	—	(224)
Charge-offs on non-accrual loans (2)	(531)	(776)	(4)	(1,311)
Transfers to held for sale (3)	(117)	(644)	(6)	(767)
Transfers to foreclosed properties	(89)	(145)	—	(234)
Sales	(13)	(99)	(2)	(114)

Balance at end of year	$1,072	$914	$386	$2,372

(1)	All net activity within the consumer portfolio segment other than sales and transfers to held for sale is included as a single net number within the additions line, due to the relative immateriality of consumer non-accrual loans.
(2)	Includes charge-offs on loans on non-accrual status and charge-offs taken upon sale and transfer of non-accrual loans to held for sale.
(3)	Transfers to held for sale are shown net of charge-offs of $513 million recorded upon transfer.

For additional discussion, see Note 6 “Allowance for Credit Losses” to the consolidated financial statements.

Premises and Equipment

Premises and equipment are stated at cost, less accumulated depreciation and amortization, as applicable. Premises and equipment at December 31, 2011 decreased $194 million to $2.4 billion compared to year-end 2010. This decrease primarily resulted from depreciation expense.

Goodwill

Goodwill totaled $4.8 billion at December 31, 2011 compared to $5.6 billion in 2010. Refer to the “Critical Accounting Policies” section earlier in this report for detailed discussions of the Company’s methodology for testing goodwill for impairment and the $745 million impairment charge taken during 2011. Refer to Note 1 “Summary of Significant Accounting Policies” and Note 9 “Intangible Assets” to the consolidated financial statements, for the methodologies and assumptions used in Step One of the goodwill impairment test. Additionally, Note 1 “Summary of Significant Accounting Policies” to the consolidated financial statements includes information related to the fair value measurements of certain assets and liabilities and the valuation methodology of such pricing, which is also used for testing goodwill for impairment.

Mortgage Servicing Rights

Mortgage servicing rights at December 31, 2011 totaled $182 million compared to $267 million at December 31, 2010. A summary of mortgage servicing rights is presented in Note 7 “Servicing of Financial Assets” to the consolidated financial statements. The balances shown represent the right to service mortgage loans that are owned by other investors. Mortgage servicing rights are presented at fair value as of December 31, 2011 and 2010.

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

Other Identifiable Intangible Assets

Other identifiable intangible assets totaled $449 million at December 31, 2011 compared to $385 million at December 31, 2010. The year-over-year increase was due to the acquisition of Regions’ credit card portfolio that resulted in recognition of approximately $175 million of purchased credit card intangibles. This increase was partially offset by amortization of core deposit intangibles. Regions noted no indicators of impairment for any other identifiable intangible assets during 2011 or 2010. See Note 9 “Intangible Assets” to the consolidated financial statements for further information.

Foreclosed Properties

Other real estate and certain other assets acquired in foreclosure are reported at the lower of the investment in the loan or fair value of the property less estimated costs to sell. The following table summarizes foreclosed property activity for the years ended December 31:

Table 22—Foreclosed Properties

	2011	2010
	(In millions)
Balance at beginning of year	$454	$607
Transfer from loans	532	649
Valuation adjustments	(161)	(225)
Foreclosed property sold	(518)	(565)
Payments and other	(11)	(12)

	(158)	(153)

Balance at end of year	$296	$454

Note: Approximately 73 percent and 72 percent of the ending balances as of December 31, 2011 and 2010, respectively, relates to properties transferred in to foreclosed properties during the corresponding calendar year.

Valuation adjustments are primarily recorded in other non-interest expense; adjustments are also recorded as a charge to the allowance for loan losses if incurred within 60 days after the date of transfer from loans. Valuation adjustments are primarily post-foreclosure write-downs that are a result of continued declining property values based on updated appraisals or other indications of value, such as offers to purchase. Foreclosed property sold represents the net book value of the properties sold.

Other Assets

Other assets decreased $675 million to $8.7 billion as of December 31, 2011. Securities sold but not yet settled near the end of 2010 primarily drove the decrease. Reduced foreclosed properties, deferred tax and prepaid expense balances also contributed to the year-over-year decrease. The decreases were partially offset by increased derivative asset balances.

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

Deposits are Regions’ primary source of funds, providing funding for 85 percent of average interest-earning assets from continuing operations in 2011 and 82 percent of average interest-earning assets from continuing operations in 2010. Table 23 “Deposits” details year-over-year deposits on a period-ending basis. Total deposits as of year-end 2011 increased $1.0 billion, or 1 percent, compared to year-end 2010. The overall increase in deposits was primarily driven by an increase in non-interest-bearing demand accounts and interest-bearing transaction accounts. These increases were partially offset by decreases in domestic money market accounts and time deposits. Regions continues to manage and deepen existing customer relationships, as well as develop new relationships through client acquisition and new checking products.

Customer deposits, which exclude deposits used for wholesale funding purposes, increased by 1 percent to $95.6 billion on an ending basis during 2011. An increase in interest-bearing transaction accounts was the main source of the increase, combined with an increase in non-interest-bearing demand accounts. A decrease in domestic money market accounts partially offset these increases. Due to liquidity in the market, Regions has been able to steadily grow its low-cost customer deposits and reduce its total deposit costs from 1.35 percent in 2009 to 0.78 percent in 2010 and to 0.49 percent in 2011.

Table 23—Deposits

	2011	2010	2009
	(In millions)
Non-interest-bearing demand	$28,266	$25,733	$23,204
Savings accounts	5,159	4,668	4,073
Interest-bearing transaction accounts	19,388	13,423	15,791
Money market accounts—domestic	23,053	27,420	23,291
Money market accounts—foreign	378	569	766

Low-cost deposits	76,244	71,813	67,125
Time deposits	19,378	22,784	31,468

Customer deposits	95,622	94,597	98,593
Corporate treasury time deposits	5	17	87

	$95,627	$94,614	$98,680

Regions elected to exit the Federal Deposit Insurance Corporation’s (“FDIC”) Transaction Account Guarantee (“TAG”) program on July 1, 2010. The TAG program was a component of the Temporary Liquidity Guarantee Program, whereby the FDIC guaranteed all funds held at participating institutions beyond the $250,000 deposit insurance limit in qualifying transaction accounts. Regions’ decision to exit the program did not have a significant impact on liquidity. When the Dodd-Frank Act was enacted in July 2010, it permanently increased the FDIC coverage limit to $250,000. Also as a result of the Dodd-Frank Act, effective as of December 31, 2010, unlimited coverage for non-interest bearing demand transaction accounts will be provided until January 1, 2013.

Within customer deposits, non-interest-bearing demand deposits increased $2.5 billion to $28.3 billion, driven primarily by an increase in non-interest bearing deposits from commercial and small businesses. Non-interest-bearing deposits accounted for approximately 30 percent of total deposits at year-end 2011 as compared to 27 percent at year-end 2010. Savings balances increased $491 million to $5.2 billion, generally reflecting continued savings trends, spurred by economic uncertainty.

Domestic money market products, which exclude foreign money market accounts, are one of Regions’ most significant funding sources. These balances decreased 16 percent in 2011 to $23 billion or 24 percent of total deposits, compared to 29 percent of total deposits in 2010. Money market accounts decreased in 2011 due to the product conversion to interest-bearing transaction deposits.

Included in customer time deposits are certificates of deposit and individual retirement accounts. The balance of customer time deposits decreased 15 percent in 2011 to $19.4 billion compared to $22.8 billion in 2010. The decrease was primarily due to maturities with minimal reinvestment by customers as a result of a decline in rates offered on these products. Customer time deposits accounted for 20 percent of total deposits in 2011 compared to 24 percent in 2010.

Consistent with 2010, total treasury deposits, which are used mainly for overnight funding purposes, remained at low levels in 2011 as the Company continued to utilize customer-based funding and other sources. The Company’s choice of overnight funding sources is dependent on the Company’s particular funding needs and the relative attractiveness of each source.

The sensitivity of Regions’ deposit rates to changes in market interest rates is reflected in Regions’ average interest rate paid on interest-bearing deposits. The rate paid on interest-bearing deposits decreased to 0.69 percent in 2011 from 1.04 percent in 2010, driven by the expiration of time deposits, the positive mix shift to lower cost customer products, and continuation of the low interest rate environment throughout 2011. Table 24 “Maturity of Time Deposits of $100,000 or More” presents maturities of time deposits of $100,000 or more at December 31, 2011 and 2010.

Table 24—Maturity of Time Deposits of $100,000 or More

	2011	2010
	(In millions)
Time deposits of $100,000 or more, maturing in:
3 months or less	$1,216	$1,878
Over 3 through 6 months	1,504	1,396
Over 6 through 12 months	1,910	1,898
Over 12 months	3,061	3,679

	$7,691	$8,851

Short-Term Borrowings

See Note 11 “Short-Term Borrowings” to the consolidated financial statements for a summary of these borrowings at December 31, 2011 and 2010. Short-term borrowings totaled $3.1 billion at December 31, 2011, compared to $3.9 billion at December 31, 2010. The levels of these borrowings can fluctuate depending on the Company’s funding needs and the sources utilized, as well as a result of customers’ activity.

COMPANY FUNDING SOURCES

Short-term borrowings used as a source of funding for the company totaled $1.0 billion at December 31, 2011, compared to $1.5 billion at December 31, 2010. Short-term FHLB advances were $500 million at December 31, 2010 and there were no such borrowings at December 31, 2011.

Table 25 “Selected Short-Term Borrowings Data” provides selected information for certain short-term borrowings used for funding purposes for the years 2011, 2010, and 2009.

Table 25—Selected Short-Term Borrowings Data

	2011	2010	2009
	(Dollars in millions)
Federal funds purchased:
Balance at year end	$18	$19	$30
Average outstanding (based on average daily balances)	19	68	441
Maximum amount outstanding at any month-end	22	106	2,011
Weighted-average interest rate at year end	0.1%	0.1%	0.1%
Weighted-average interest rate on amounts outstanding during the year (based on average daily balances)	0.1%	0.1%	0.2%

Securities sold under agreements to repurchase:
Balance at year end	$969	$763	$448
Average outstanding (based on average daily balances)	419	456	724
Maximum amount outstanding at any month-end	969	1,151	1,445
Weighted-average interest rate at year end	(0.2)%	0.3%	0.4%
Weighted-average interest rate on amounts outstanding during the year (based on average daily balances)	(0.6)%	0.2%	0.9%

The negative weighted-average interest rates on securities sold under agreements to repurchase during 2011 were the result of, in part, Regions’ entering into reverse-repurchase agreements. There are times when financing costs associated with these transactions are lower than typical repurchase agreement rates as a result of a supply and demand imbalance in particular collateral. Since short-term repurchase agreement rates were close to zero during the last half of 2011, the supply and demand imbalance related to securities that Regions owned led to negative financing rates.

CUSTOMER-RELATED BORROWINGS

Short-term borrowings that are the result of customer activity related to investment opportunities or brokerage interests totaled $2.1 billion at December 31, 2011, compared to $2.4 billion at December 31, 2010. The primary driver of this decrease was a $588 million decrease in repurchase agreements offered as commercial banking investment opportunities for customers.

Repurchase agreements are also offered as commercial banking products as short-term investment opportunities for customers. At the end of each business day, customer balances are swept into the agreement account. In exchange for cash, Regions sells the customer securities with a commitment to repurchase them on the following business day. The repurchase agreements are collateralized to allow for market fluctuations. Securities from Regions Bank’s investment portfolio are used as collateral. From the customer’s perspective, the investment earns more than a traditional money market instrument. From Regions’ standpoint, the repurchase agreements are similar to deposit accounts, although they are not insured by the FDIC or guaranteed by the United States or agencies. Regions Bank does not manage the level of these investments on a daily basis as the transactions are initiated by the customers. The level of these borrowings can fluctuate significantly on a day-to-day basis.

Long-Term Borrowings

Regions’ long-term borrowings consist primarily of FHLB borrowings, senior notes, subordinated notes and other long-term notes payable. Total long-term borrowings decreased $5.1 billion to $8.1 billion at December 31, 2011. At the parent company, the decrease resulted from the maturity of approximately $1.0 billion of subordinated notes. At the bank level, $2.0 billion of senior bank notes matured, which were originally issued under the Temporary Liquidity Guarantee Program (“TLGP”). As of December 31, 2011, Regions had no remaining borrowings under the TLGP. Also at the bank level, approximately $1.8 billion of FHLB advances and $200 million of other long-term debt matured during 2011. The weighted-average interest rate on total long-term debt, including the effect of derivative instruments, was 3.3%, 3.2% and 3.6% for the years ended December 31, 2011, 2010 and 2009, respectively. See Note 12 “Long-Term Borrowings” to the consolidated financial statements for further discussion and detailed listing of outstandings and rates.

Ratings

During 2011, both Standard & Poor’s (“S&P”) and Fitch Ratings (“Fitch”) revised their outlook for Regions and Regions Bank to stable from negative. Also during 2011, S&P upgraded Regions’ junior subordinated notes to B+ from B.

As of December 31, 2011, S&P and Moody’s Investors Service (“Moody’s”) credit ratings for Regions Financial Corporation were below investment grade. For Regions Bank, Moody’s credit ratings were below investment grade. Also, Moody’s and Dominion Bond Rating Service (“DBRS”) continue to have negative outlooks for Regions Financial Corporation and Regions Bank.

Table 26 “Credit Ratings” reflects the debt ratings information of Regions Financial Corporation and Regions Bank by S&P, Moody’s, Fitch and DBRS as of December 31, 2011 and 2010.

Table 26—Credit Ratings

As of December 31, 2011
	Standard & Poor’s	Moody’s	Fitch	DBRS
Regions Financial Corporation
Senior notes	BB+	Ba3	BBB-	BBB
Subordinated notes	BB	B1	BB+	BBBL
Junior subordinated notes	B+	B2	BB	BBBL
Regions Bank
Short-term debt	A-3	NP (1)	F3	R-2H
Long-term bank deposits	BBB-	Ba1	BBB	BBBH
Long-term debt	BBB-	Ba2	BBB-	BBBH
Subordinated debt	BB+	Ba3	BB+	BBB
Outlook
December 31, 2011	Stable	Negative (2)	Stable	Negative

(1)	Not Prime
(2)	On February 14, 2012, Moody’s revised outlook to stable.

As of December 31, 2010
	Standard & Poor’s	Moody’s	Fitch	DBRS
Regions Financial Corporation
Senior notes	BB+	Ba3	BBB-	BBB
Subordinated notes	BB	B1	BB+	BBBL
Junior subordinated notes	B	B2	BB	BBBL
Regions Bank
Short-term debt	A-3	NP(1)	F3	R-2H
Long-term bank deposits	BBB-	Ba1	BBB	BBBH
Long-term debt	BBB-	Ba2	BBB-	BBBH
Subordinated debt	BB+	Ba3	BB+	BBB
Outlook
December 31, 2010	Negative	Negative	Negative	Negative

(1)	Not Prime

In general, ratings agencies base their ratings on many quantitative and qualitative factors, including capital adequacy, liquidity, asset quality, business mix, probability of government support, and level and quality of earnings. Any downgrade in credit ratings by one or more ratings agencies may impact Regions in several ways, including, but not limited to, Regions’ access to the capital markets or short-term funding, borrowing cost and capacity, collateral requirements, acceptability of its letters of credit, and funding of variable rate demand notes (“VRDNs”), thereby potentially adversely impacting Regions’ financial condition and liquidity. See the “Risk Factors” section of this Annual Report on Form 10-K for more information.

A security rating is not a recommendation to buy, sell or hold securities, and the ratings are subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating.

Stockholders’ Equity

Stockholders’ equity decreased to $16.5 billion at year-end 2011 versus $16.7 billion at year-end 2010. In 2011, net losses reduced stockholders’ equity by $215 million, cash dividends declared reduced stockholders’ equity by $51 million for common stock and $175 million for preferred stock, and changes in accumulated other comprehensive income increased equity by $191 million.

On May 7, 2009, the final results of the Federal Reserve’s Supervisory Capital Assessment Program (“SCAP”) were released requiring Regions to submit a capital plan to its regulators detailing the steps to be utilized to increase total Tier 1 common equity by $2.5 billion, of which at least $0.4 billion had to be new Tier 1 equity (see Table 2 “GAAP to Non-GAAP Reconciliation” and Table 27 “Capital Ratios” for further discussion).

The Company’s public equity offering of common stock, announced May 20, 2009, resulted in the issuance of 460 million shares at $4 per share, generating proceeds of approximately $1.8 billion, net of issuance costs.

The Company also issued 287,500 shares of mandatory convertible preferred stock, Series B (“Series B shares”), generating net proceeds of approximately $278 million in 2009. Accrued dividends on the Series B shares reduced retained earnings by $12 million and $19 million during 2010 and 2009, respectively. In November 2009, a single investor converted approximately 20,000 Series B shares to common shares as allowed under the original transaction documents. On June 18, 2010, as allowed by the terms of the Series B shares, Regions initiated an early conversion of all of the remaining outstanding Series B shares. Dividends accrued and unpaid at the conversion date were settled through issuance of common shares in accordance with the original document. Approximately 63 million common shares were issued in 2010 in the conversion and dividend settlement. No Series B shares were outstanding at December 31, 2011 or 2010.

In addition to the offerings mentioned above, in 2009 the Company also issued approximately 33 million common shares in exchange for $202 million of outstanding 6.625 percent trust preferred securities issued by Regions Financing Trust II (“the Trust”). The trust preferred securities were exchanged for junior subordinated notes issued by the Company to the Trust. The Company recognized a pre-tax gain of approximately $61 million on the extinguishment of the junior subordinated notes. The increase in shareholders’ equity related to the debt for common share exchange was approximately $135 million, net of issuance costs.

These public offerings along with other capital raising efforts resulted in Regions fully meeting the Tier 1 common equity capital requirement and exceeding the Tier 1 capital requirements prescribed by the SCAP (see Table 2 “GAAP to Non-GAAP Reconciliation” for further discussion).

At December 31, 2011, Regions had 23 million common shares available for repurchase through open market transactions under an existing share repurchase authorization. There were no treasury stock purchases through open market transactions during 2011 or 2010. The Company’s ability to repurchase its common stock is limited by the terms of the Purchase Agreement between Regions and the U.S. Treasury entered into on November 14, 2008, pursuant to the U.S. Treasury’s Capital Purchase Program (“CPP”). See Part II, Item 5 (“Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities”) for more information.

Regions’ ratio of stockholders’ equity to total assets was 12.99 percent at December 31, 2011 and 12.64 percent December 31, 2010. Regions’ ratio of tangible common stockholders’ equity (stockholders’ equity less preferred stock, goodwill and other identifiable intangibles and the related deferred tax liability) to total tangible assets was 6.58 percent at December 31, 2011 compared to 6.04 percent at December 31, 2010 (see Table 2 “GAAP to Non-GAAP Reconciliation” for further discussion). The increase between years was a result of the change in accumulated other comprehensive income and the reduction in tangible assets.

In 2011 and 2010, Regions’ annual dividend was $0.04 per common share compared to $0.13 in 2009. Regions does not expect to increase its quarterly dividend above $0.01 per common share for the foreseeable future.

BANK REGULATORY CAPITAL REQUIREMENTS

Regions and Regions Bank are required to comply with regulatory capital requirements established by Federal and State banking agencies. These regulatory capital requirements involve quantitative measures of the Company’s assets, liabilities and certain off-balance sheet items, and also qualitative judgments by the regulators. Failure to meet minimum capital requirements can subject the Company to a series of increasingly restrictive regulatory actions. Currently, there are two basic measures of capital adequacy: a risk-based measure and a leverage measure.

The risk-based capital requirements are designed to make regulatory capital requirements more sensitive to differences in credit and market risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and interest rate risk, and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with specified risk-weighting factors. The resulting capital ratios represent capital as a percentage of total risk-weighted assets, inclusive of off-balance sheet items. Banking organizations that are considered to have excessive interest rate risk exposure are required to maintain higher levels of capital.

The minimum standard for the ratio of total capital to risk-weighted assets is 8 percent. At least 50 percent of that capital level must consist of common equity, undivided profits and non-cumulative perpetual preferred stock, senior perpetual preferred stock issued to the U.S. Treasury under the Capital Purchase Program, minority interests relating to qualifying common or noncumulative perpetual preferred stock issued by a consolidated U.S. depository institution or foreign bank subsidiary, less goodwill, disallowed deferred tax assets and certain other intangibles (“Tier 1 capital”). The remainder (“Tier 2 capital”) may consist of a limited amount of other preferred stock, mandatorily convertible securities, subordinated debt, and a limited amount of the allowance for loan losses. The sum of Tier 1 capital and Tier 2 capital is “total risk-based capital” or total capital. However, under the Collins Amendment, which was passed as a section of the Dodd-Frank Act, trust preferred securities will be eliminated as an element of Tier 1 capital. This disallowance of trust preferred securities will be phased in from January 1, 2013 to January 1, 2016. Debt or equity instruments issued to the Federal government as part of the CPP are exempt from the Collins Amendment. As of December 31, 2011, Regions had $846 million of trust preferred securities that are subject to the Collins Amendment and $3.5 billion of preferred equity that is exempt from the Collins Amendment.

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

In recent years, the Federal Reserve and banking regulators began supplementing their assessment of the capital adequacy of a bank based on a variation of Tier 1 capital, known as Tier 1 common equity. This measure has been a key component of assessments of capital adequacy under the Comprehensive Capital Analysis and Review (“CCAR”) process. While not currently codified 1, analysts and banking regulators have assessed Regions’ capital adequacy using the Tier 1 common and/or the tangible common stockholders’ equity measure. Because tangible common stockholders’ equity and Tier 1 common equity are not formally defined by GAAP or codified in the federal banking regulations, these measures are considered to be non-GAAP financial measures and other entities may calculate them differently than Regions’ disclosed calculations (see Table 2 “GAAP to Non-GAAP Reconciliation” for further details).

The Dodd-Frank Act requires the Federal Reserve to impose more stringent capital requirements on bank holding companies with assets of $50 billion or more. Consequently, as part of Regions’ annual CCAR, Regions must submit its annual capital plans to the Federal Reserve. As part of the CCAR, Regions is required to submit four scenarios including the company’s baseline forecast, the Federal Reserve’s baseline outlook, the Company’s stress case and the Federal Reserve’s stress case. Regions is required to maintain its capital levels above each minimum regulatory capital ratio and above a Tier 1 common ratio of 5 percent on a pro forma basis under expected and stressful conditions throughout a certain time period horizon. Any capital actions requested by Regions must be submitted to the Federal Reserve for approval. The Federal Reserve has committed to responding to Regions capital plans by mid-March 2012. The Federal Reserve intends to publish the results of the supervisory stress test component of CCAR for Regions and all companies that are participating.

Regions is evaluating the anticipated impact of Basel III based on the proposal by the Basel Committee on Banking Supervision, which will begin in 2013 and is expected to be fully phased-in on January 1, 2019. The Company’s estimated Tier 1 capital and Tier 1 common ratios as of December 31, 2011, based on Regions’ current understanding of the guidelines, were approximately 11.39 and 7.70 percent, respectively, which are above the Basel III minimums of 8.5 percent for Tier 1 capital and 7 percent for Tier 1 common. Based on Regions’ understanding of the calculation for the liquidity coverage ratio under Basel III, Regions currently

[1]	On December 20, 2011 the Board of Governors of the Federal Reserve released a Notice of Proposed Rulemaking on enhanced capital standards and early remediation requirements mandated by sections 165 and 166 of the Dodd-Frank Act. If enacted as proposed this would codify the calculation of Tier 1 Common Capital.

meets the requirement due to the Company’s current cash and investment positions. Should Regions’ cash position or investment mix change in the future, Regions’ ability to meet the liquidity coverage ratio may be impacted. Additionally, there is still need for clarification of the Basel III rules as well as interpretation and implementation by U.S. banking regulators, such that the ultimate impact of Basel III on Regions is not completely known at this point. Because the Basel III capital calculations are not formally defined by GAAP and are not currently codified in the federal banking regulations, these measures are considered to be non-GAAP financial measures, and other entities may calculate them differently than Regions’ disclosed calculations (see Table 2 “GAAP to Non-GAAP Reconciliation” for further details).

See the “Supervision and Regulation—Capital Requirements” subsection of the “Business” section and the “Risk Factors” section for more information.

See Note 13 “Regulatory Capital Requirements and Restrictions” to the consolidated financial statements for further details. As of December 31, 2011, Regions Bank had the requisite capital levels to qualify as well capitalized.

Table 27—Capital Ratios

	December 31
	2011	2010
	(Dollars in millions)
Risk-based capital:
Stockholders’ equity (GAAP)	$16,499	$16,734
Accumulated other comprehensive (income) loss	69	260
Non-qualifying goodwill and intangibles	(4,900)	(5,706)
Disallowed deferred tax assets (1)	(432)	(424)
Disallowed servicing assets	(35)	(27)
Qualifying non-controlling interests	92	92
Qualifying trust preferred securities	846	846

Tier 1 capital	12,139	11,775
Qualifying subordinated debt	2,145	2,418
Adjusted allowance for loan losses (2)	1,164	1,213
Other	90	121

Tier 2 capital	3,399	3,752

Total capital	$15,538	$15,527

Risk-weighted assets (regulatory)	$91,449	$94,966
Capital ratios:
Tier 1 common risk-based ratio (non-GAAP)	8.51%	7.85%
Tier 1 capital to total risk-weighted assets	13.28	12.40
Total capital to total risk-weighted assets	16.99	16.35
Leverage	9.91	9.30
Stockholders’ equity to total assets	12.99	12.64
Common stockholders’ equity to total assets	10.30	10.09
Tangible common equity to tangible assets (non-GAAP)	6.58	6.04

(1)	Only one year of projected future taxable income may be applied in calculating deferred tax assets for regulatory capital purposes.
(2)	Includes $78 million and $119 million in 2011 and 2010, respectively, associated with reserves recorded for off-balance sheet credit exposures, including derivatives.

OFF-BALANCE SHEET ARRANGEMENTS

Regions has certain variable interests in unconsolidated variable interest entities (i.e., Regions is not the primary beneficiary). Regions owns the common stock of subsidiary business trusts, which have issued mandatorily redeemable preferred capital securities (“trust preferred securities”) in the aggregate of $1 billion at the time of issuance. These trusts meet the definition of a variable interest entity of which Regions is not the primary beneficiary; the trusts’ only assets are junior subordinated debentures issued by Regions, which were acquired by the trusts using the proceeds from the issuance of the trust preferred securities and common stock. The junior subordinated debentures are included in long-term borrowings (see Note 12 “Long-Term Borrowings” to the consolidated financial statements), and Regions’ equity interests in the business trusts are included in other assets. For regulatory reporting and capital adequacy purposes, the Federal Reserve Board has indicated that such trust preferred securities currently constitute Tier 1 capital, but beginning in 2013, trust preferred securities will be phased out as an allowable component of Tier 1 capital over a three-year period. Additional discussion regarding the status of capital treatment for these instruments is included in the “Supervision and Regulation—Capital Requirements” section of Item 1 of this Annual Report on Form 10-K.

Also, Regions periodically invests in various limited partnerships that sponsor affordable housing projects, which are funded through a combination of debt and equity. Regions’ maximum exposure to loss as of December 31, 2011 was $873 million, which included $184 million in unfunded commitments to the partnerships. Additionally, Regions has short-term construction loans or letters of credit commitments with the partnerships totaling $180 million as of December 31, 2011. The funded portion of these loans and letters of credit was $59 million at December 31, 2011. The funded portion is included with loans on the consolidated balance sheets. See Note 2 “Variable Interest Entities” to the consolidated financial statements for further discussion.

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

Management believes the most significant potential impact of inflation on financial results is a direct result of Regions’ ability to manage the impact of changes in interest rates. Management attempts to maintain an essentially balanced position between rate-sensitive assets and liabilities in order to minimize the impact of interest rate fluctuations on net interest income. However, this goal can be difficult to completely achieve in times of rapidly changing rate structure and is one of many factors considered in determining the Company’s interest rate positioning. The Company is asset sensitive as of December 31, 2011. Refer to Table 28 “Interest Rate Sensitivity” for additional details on Regions’ interest rate sensitivity.

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

Management believes the most significant potential impact of deflation on financial results relates to Regions’ ability to maintain a high amount of capital to cushion against future losses. In addition, the Company can utilize certain risk management tools to help it maintain its balance sheet strength even if a deflationary scenario were to develop.

RISK MANAGEMENT

Risk identification and risk management are key elements in the overall management of Regions. Management believes the primary risk exposures are market risk, liquidity risk, counterparty risk, international risk and credit risk. Market risk is the price and earnings variability (mainly reductions) arising from adverse changes in 1) the fair values of financial instruments due to changes in interest rates, exchange rates, commodity prices, equity prices or the credit quality of debt securities and/or 2) the impact to net interest income based on changes in interest rates and the associated impact on prepayments. Regions’ market risk is made up of three components: interest rate risk, prepayment risk, and capital markets and brokerage-related risks (primarily associated with Morgan Keegan). Interest rate risk is the risk to net interest income due to the impact of movements in interest rates. Prepayment risk is the risk that borrowers may repay their loans or other debt earlier than at their stated maturities. The Company, primarily through Morgan Keegan, is also subject to various market-related risks associated with its brokerage and market-related activities. Liquidity risk relates to Regions’ ability to fund present and future obligations. Counterparty risk represents the risk that a counterparty will not comply with its contractual obligations. International risk, or country exposure, is defined as the aggregation of exposure Regions has with financial institutions, companies, or individuals in a given country outside of the United States. Credit risk represents the risk that parties indebted to Regions fail to perform as contractually obligated. Regions’ primary credit risk arises from the possibility that borrowers may not be able to repay loans, and to a lesser extent, the failure of securities issuers and counterparties to perform as contractually required.

Management follows a formal policy to evaluate and document the key risks facing each line of business, how those risks can be controlled or mitigated, and how management monitors the controls to ensure that they are effective. Separate from risk acceptance, there is an independent risk assessment and reporting program. To ensure that risks within the Company are presented and appropriately addressed, the Board has designated a Risk Committee of outside directors. The Risk Committee’s focus is on Regions’ overall risk profile, and the committee receives reports from the Company’s management quarterly. Additionally, Regions’ Internal Audit Division performs ongoing, independent reviews of the risk management process which are reported to the Audit Committee of the Board of Directors.

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

The primary objective of asset/liability management at Regions is to coordinate balance sheet composition with interest rate risk management to sustain a reasonable and stable net interest income throughout various interest rate cycles. In computing interest rate sensitivity for measurement, Regions compares a set of alternative interest rate scenarios to the results of a base case scenario based on “market forward rates.” The standard set of interest rate scenarios includes the traditional instantaneous parallel rate shifts of plus 100 and 200 basis points. Regions also prepares a minus 50 basis points scenario, as minus 100 and 200 basis point scenarios are not considered realistic in the current rate environment. Up-rate scenarios of greater magnitude are also analyzed, and are of increased importance as the current and historic low levels of interest rates increase the relative likelihood of a rapid and substantial increase in interest rates. Regions also includes simulations of gradual interest rate movements that may more realistically mimic potential interest rate movements. These gradual scenarios include curve steepening, flattening, and parallel movements of various magnitudes phased in over a six-month period, and include rate shifts of minus 50 basis points and plus 100 and 200 basis points.

Exposure to Interest Rate Movements—As of December 31, 2011, Regions was moderately asset sensitive to both gradual and instantaneous rate shifts as compared to the base case for the measurement horizon ending December 2012. The protractedly low interest-rate environment that has prevailed over the past few years has led many borrowers, especially those with loans at fixed rates of interest, to refinance or prepay their loans. This has resulted in considerable pressure on net interest margin and net interest income as these loans and fixed rate investment securities were replaced by other assets at lower yields. However, at the same time, the broader economic conditions and the level of short-term interest-rates, in particular, produced ample opportunities for the reduction of deposit and borrowing costs. If long-term rates were to decline materially from the recent implied market-forward outlook, Regions’ loan and securities portfolios would expect to be subject to higher levels of prepayment. Deposit costs, having benefited from several years of very low short-term rates, would likely experience additional reduction from recent levels, but the magnitude of decline may not be as pronounced as in the past few years. In total, Regions estimates an impact of a 50 basis points instantaneous and gradual decline in interest rates at ($141) million and ($111) million respectively, for the measurement period ending December 2012. (Note that where scenarios would indicate negative interest rates, a minimum of zero is applied). In the converse environment, in which rates rise, Regions estimates that the speed of loan and securities prepayment will slow considerably and deposit rates would rise, but the negative impact of these factors would be more than offset by higher rates on new loans and securities as well as the repricing of existing floating rate loans.

Table 28—Interest Rate Sensitivity

Gradual Change in Interest Rates	Estimated Annual Change in Net Interest Income December 31, 2011
(In millions)
+200 basis points	$300
+100 basis points	173
-50 basis points	(111)

Instantaneous Change in Interest Rates

+200 basis points	$364
+100 basis points	222
-50 basis points	(141)

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

MARKET RISK—BROKERAGE AND OTHER MARKET ACTIVITY RISK

When there are references to Morgan Keegan it should not be assumed or inferred that any specific activity mentioned is carried on by any particular Morgan Keegan entity. In addition, in early 2012, Regions entered into a stock purchase agreement to sell Morgan Keegan to Raymond James Financial, Inc. Refer to Note 3 “Discontinued Operations” and Note 25 “Subsequent Event” to the consolidated financial statements for further details.

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

In the normal course of business, Morgan Keegan enters into underwriting and forward and future commitments. As of December 31, 2011, the total notional amount of forward commitments was approximately $810 million. Morgan Keegan typically settles its position by entering into equal but opposite contracts and, as such, the contract amounts do not necessarily represent future cash requirements. Settlement of the transactions relating to such commitments is not expected to have a material effect on Regions’ consolidated financial position. Transactions involving future settlement give rise to market risk, which represents the potential gain or loss that can be caused by a change in the market value of a particular financial instrument. Regions’ exposure to market risk is determined by a number of factors, including the size, composition and diversification of positions held, the absolute and relative levels of interest rates, and market volatility.

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

Interest rate risk at Morgan Keegan arises from the exposure of holding interest-sensitive financial instruments such as government, corporate and municipal bonds, and certain preferred equities. Morgan Keegan manages its exposure to interest rate risk by setting and monitoring limits and, where feasible, entering into offsetting positions in securities with similar interest rate risk characteristics. Securities inventories recorded in trading account assets on the consolidated balance sheet, are marked to market, and, accordingly, there are no unrecorded gains or losses in value. While a significant portion of the securities inventories have contractual maturities in excess of five years, these inventories, on average, turn over in excess of twelve times per year. Accordingly, the exposure to interest rate risk inherent in Morgan Keegan’s securities inventories is less than that of similar financial instruments held by firms in other industries. Morgan Keegan’s equity securities inventories are exposed to risk of loss in the event of unfavorable price movements. Also, Morgan Keegan is subject to credit risk arising from non-performance by trading counterparties, customers and issuers of debt securities owned. This risk is managed by imposing and monitoring position limits, monitoring trading counterparties, reviewing security concentrations, holding and marking to market collateral, and conducting business through clearing organizations that guarantee performance. Morgan Keegan regularly participates in the trading of some derivative securities for its customers; however, this activity does not involve Morgan Keegan acquiring a position or commitment in these products and this trading is not a significant portion of Morgan Keegan’s business.

Morgan Keegan has been an underwriter and dealer in auction rate securities. See Note 23 “Commitments, Contingencies and Guarantees” to the consolidated financial statements for more details regarding regulatory action related to Morgan Keegan auction rate securities. As of December 31, 2011, customers of Morgan Keegan owned approximately $675 thousand of auction rate securities, and Morgan Keegan held approximately $135 million of auction rate securities on the balance sheet.

To manage trading risks arising from interest rate and equity price risks, Regions uses a Value at Risk (“VAR”) model along with other risk management methods to measure the potential fair value the Company could lose on its trading positions given a specified statistical confidence level and time-to-liquidate time horizon. The end-of-period VAR was approximately $423 thousand at December 31, 2011 and $805 thousand at December 31, 2010. Maximum daily VAR utilization during 2011 was $1.7 million and average daily VAR during the same period was $782 thousand.

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

In order to ensure an appropriate level of liquidity is maintained, Regions performs specific procedures including scenario analyses and stress testing at the bank, holding company, and affiliate levels. Regions’ policy is to maintain a sufficient level of funding to meet projected cash needs, including all debt service and maturities, for the subsequent two years at the parent company and acceptable periods for the bank and other affiliates. The Company’s current non-investment grade credit ratings makes access to short-term unsecured funding markets unreliable; therefore, the Company’s funding and contingency planning does not currently include any reliance on unsecured sources. Risk limits are established within the Company’s ALCO, which regularly reviews compliance with the established limits. Regions’ parent company cash and cash equivalents as of December 31, 2011 was $2.5 billion.

Table 29—Contractual Obligations

	Payments Due By Period (5)
	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years	Indeterminable Maturity	Total
	(In millions)
Deposits (1)	$12,313	$4,971	$2,075	$24	$76,244	$95,627
Short-term borrowings	3,067	—	—	—	—	3,067
Long-term borrowings	1,853	2,444	846	2,967	—	8,110
Lease obligations	170	266	208	499	—	1,143
Purchase obligations	10	3	—	—	—	13
Benefit obligations (2)	12	31	25	77	—	145
Commitments to fund low income housing partnerships (3)	305	—	—	—	—	305
Unrecognized tax benefits (4)	—	—	—	—	46	46
Visa litigation	—	—	—	—	22	22
Other	—	—	361	—	—	361

	$17,730	$7,715	$3,515	$3,567	$76,312	$108,839

(1)	Deposits with indeterminable maturity include non-interest bearing demand, savings, interest-bearing transaction accounts and money market accounts.
(2)	Amounts only include obligations related to the unfunded non-qualified pension plan and postretirement health care plan.
(3)	Commitments to fund low income housing partnerships do not have defined maturity dates. Therefore, they have been considered due on demand, maturing one year or less.
(4)	Includes liabilities for unrecognized tax benefits of $39 million and tax-related interest and penalties of $7 million. See Note 19 “Income Taxes” to the consoliated financial statements.
(5)	See Note 23 “Commitments, Contingencies and Guarantees,” to the consolidated financial statements for the Company’s commercial commitments at December 31, 2011.

The securities portfolio is one of Regions’ primary sources of liquidity. Maturities of securities provide a constant flow of funds available for cash needs (see Note 4 “Securities” to the consolidated financial statements). The agency guaranteed mortgage portfolio is another source of liquidity in various secured borrowing capacities. In anticipation of regulatory changes proposed within the Basel III framework, in particular the Liquidity Coverage Ratio, Regions increased its holdings in securities backed by the Government National Mortgage Association (“GNMA”), which are explicitly backed by the U.S. Government. Additionally, the Company has $9.9 billion of unencumbered liquid securities available for pledging or repurchase agreements.

Maturities in the loan portfolio also provide a steady flow of funds (see Table 11 “Selected Loan Maturities”). At December 31, 2011, commercial loans and investor real estate mortgage and construction loans with an aggregate balance of $12.9 billion were due to mature in one year or less, although Regions may renew some of these lending arrangements if the risk profile is acceptable. Additionally, securities of $73 million were due to contractually mature in one year or less. Additional funds are provided from payments on consumer loans and one-to-four family residential first mortgage loans. In addition, liquidity needs can also be met by borrowing funds in state and national money markets, although Regions does not currently rely on unsecured wholesale market funding. Historically, Regions’ liquidity has been enhanced by its relatively stable customer deposit base. During 2010 and 2011, Regions’ customer base grew substantially in response to competitive offers and customers’ desire to lock-in rates in the falling rate environment, as well as the introduction of new consumer and business checking products.

Regions elected to exit the FDIC’s TAG program on July 1, 2010. The TAG program was a component of the Temporary Liquidity Guarantee Program, whereby the FDIC guaranteed all funds held at participating institutions beyond the $250,000 deposit insurance limit in qualifying transaction accounts. The decision to exit the program did not have a significant impact on liquidity. The Dodd-Frank Act permanently increased the FDIC coverage limit to $250,000. As a result of the Dodd-Frank Act, effective December 31, 2010, unlimited coverage for non-interest bearing demand transaction accounts will be provided until January 1, 2013.

Regulation Q prohibited banks from paying interest on business checking accounts in accordance with the Glass-Steagall Act of 1933. However, the Dodd-Frank Act repealed Regulation Q. In July 2011, financial institutions, such as Regions, were allowed to offer interest on corporate checking accounts. Regions responded to these changes by enhancing its existing core interest-bearing products. However, due to the low interest rate environment and unlimited FDIC insurance available on non-interest bearing balances until January 1, 2013, the company has not experienced, nor does it anticipate experiencing significant migration of business customer balances from non-interest bearing accounts to an interest-bearing account.

Due to the potential for uncertainty and inconsistency in the unsecured funding markets, Regions has been maintaining higher levels of cash liquidity by depositing excess cash with the Federal Reserve Bank, which is the primary component of the balance sheet line item, “interest-bearing deposits in other banks.” At December 31, 2011, Regions had over $4.9 billion in excess cash on deposit with the Federal Reserve. Regions’ borrowing availability with the Federal Reserve Bank as of December 31, 2011, based on assets available for collateral at that date, was $19.4 billion.

Regions periodically accesses funding markets through sales of securities with agreements to repurchase. Repurchase agreements are also offered through a commercial banking sweep product as a short-term investment opportunity for customers. All such arrangements are considered typical of the banking and brokerage industries and are accounted for as borrowings.

Regions’ financing arrangement with the FHLB adds additional flexibility in managing its liquidity position. As of December 31, 2011, Regions’ borrowing availability from the FHLB totaled $5.4 billion. FHLB borrowing capacity is contingent on the amount of collateral pledged to the FHLB. Regions Bank and its subsidiaries have pledged certain residential first mortgage loans on one-to-four family dwellings and home equity lines of credit as collateral for the FHLB advances outstanding. Additionally, investment in FHLB stock is required in relation to the level of outstanding borrowings. Regions held $219 million in FHLB stock at December 31, 2011. The FHLB has been and is expected to continue to be a reliable and economical source of funding.

In February 2010, Regions filed a shelf registration statement with the U.S. Securities and Exchange Commission. This shelf registration does not have a capacity limit and can be utilized by Regions to issue various debt and/or equity securities. The registration statement will expire in February 2013. In 2010, Regions issued from the shelf $250 million (par value) of 4.875% senior notes due April 2013 and $500 million (par value) of 5.75% senior notes due June 2015.

Regions’ Bank Note program allows Regions Bank to issue up to $20 billion aggregate principal amount of bank notes outstanding at any one time. No issuances have been made under this program as of December 31, 2011. Notes issued under the program may be senior notes with maturities from 30 days to 15 years and subordinated notes with maturities from 5 years to 30 years. These notes are not deposits and they are not insured or guaranteed by the FDIC.

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

See the “Stockholders’ Equity” section for discussion of the Federal Reserve’s Comprehensive Capital Analysis and Review.

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

INTERNATIONAL RISK

Regions has minimal sovereign credit exposure except for an immaterial amount in government securities bonds to a single non-European sovereign, as well as a guarantee on a leveraged lease from a Western European government agency. However, Regions does have country exposure, which is defined as the aggregation of exposure Regions has with financial institutions, companies, or individuals in a given country outside of the United States. The majority of these exposures are in the form of derivative hedges (interest rate and foreign exchange), corporate securities and leveraged lease guarantees. This exposure is concentrated in highly-rated, Western European countries but not in those most severely affected by the recent Eurozone turmoil. In addition to Western Europe, Regions’ corporate securities include investments in corporations domiciled in other countries in Eastern Europe, North America and Australia.

Regions has other smaller exposures in the form of trade confirmations, due from clearing accounts and loan participations with counterparties domiciled in countries in other regions, such as Latin America, Asia and the Middle East/North Africa region.

At December 31, 2011, Regions’ international exposure was approximately $500 million in total. Amounts in excess of 75 percent of the exposure relate to highly-rated Western European entities.

Regions’ Counterparty Risk department is responsible for the setting of country limits and managing of the outstanding country exposure for all departments of the bank as well as monitoring compliance of the outstanding exposure to the set limits. Reports are sent to Counterparty Risk by the lines of business on a monthly basis to demonstrate their compliance with their set limits. Counterparty Risk conducts a formal, quarterly assessment of the exposure, on both an outstanding and limit basis, which is then distributed to upper management for review.

CREDIT RISK

Regions’ objective regarding credit risk is to maintain a high-quality credit portfolio that provides for stable credit costs with acceptable volatility through an economic cycle. See the “Credit Quality” section found earlier in this report for further information.

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

To ensure problem commercial credits are identified on a timely basis, several specific portfolio reviews occur each quarter to assess the larger adversely rated credits for accrual status and, if necessary, to ensure such individual credits are transferred to Regions’ Problem Asset Management Division, which specializes in managing distressed credit exposures.

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

Economic Environment in Regions’ Banking Markets

One of the primary factors influencing the credit performance of Regions’ loan portfolio is the overall economic environment in the U.S. and the primary markets in which it operates. The Great Recession that began in December 2007 continued through 2008 and into 2009. Through this recessionary period, the overall output of goods and services experienced its sharpest decline since the early 1980s. Consumer spending, about 70 percent of all recorded spending, has been adversely impacted by declining inflation-adjusted income, low additional credit capacity, historically high required monthly debt payments, a negative employment outlook, a higher savings portion of after-tax personal income, and historically low consumer confidence. However, business sector output continues to grow, driven by replenishment of inventories that were highly depleted during the recession.

In 2009, the economic downturn that began with the housing slowdown continued to negatively impact consumer confidence. In turn, lower confidence levels negatively affected demand for goods and services. This lower demand impacted retail sales and led to increased vacancy rates and lower rent rolls for the commercial real estate sector. High unemployment continued in 2009 but began improving in 2010 and 2011. Residential real estate prices were stable in 2010, but declined again in 2011. Concerns remain about the impact on real estate prices from the future sale of the large supply of homes that are either on bank balance sheets or have mortgages that are currently delinquent.

Late in 2010, significant fiscal and monetary stimuli were implemented. The Federal Reserve approved the purchase of an additional $600 billion in U.S. Treasury bonds, and the Congress approved significant tax provisions that were expected to increase consumption, and, thereby, Gross Domestic Product (“GDP”). Even with these measures, the 1.7 percent growth in real GDP in 2011 trailed the 3.0 percent growth rate in 2010, as the U.S was negatively impacted by the ongoing credit crisis in the Eurozone. Overall, the consensus for 2012 is for marginally better but still below-trend economic growth. While the unemployment rate in the U.S declined from 9.4 percent in December 2010 to 8.5 percent in December 2011, the rate has been 8.5 percent or greater for 34 consecutive months.

Portfolio Characteristics

Regions has a diversified loan portfolio, in terms of product type, collateral and geography. At December 31, 2011, commercial loans represented 46 percent of total loans, net of unearned income, investor real estate loans represented 14 percent, residential first mortgage loans totaled 18 percent and other consumer loans, largely home equity lending, comprised the remaining 22 percent. Following is a discussion of risk characteristics of each loan type.

Commercial—The commercial loan portfolio segment totaled $36.0 billion at year-end 2011 and primarily consists of loans to small and mid-sized commercial and large corporate customers with business operations in Regions’ geographic footprint. Loans in this portfolio are generally underwritten individually and are usually secured with the assets of the company and/or the personal guarantee of the business owners. Also considered as commercial loans are owner-occupied commercial real estate loans to businesses for long-term financing of land and buildings. Regions attempts to minimize risk on owner-occupied properties by requiring collateral values that exceed the loan amount, adequate cash flow to service the debt, and, in many cases, the personal guarantees of principals of the borrowers. Net charge-offs on commercial loans were 1.40 percent in 2011 compared to 1.86 percent in 2010.

Investor Real Estate—The investor real estate portfolio segment totaled $10.7 billion at year-end 2011 and includes various loan types. A large component of investor real estate loans is extensions of credit to real estate developers and investors for the financing of land or buildings, where the repayment is generated from the sale of the real estate or income generated by the real estate property. Net charge-offs on commercial investor real estate mortgage loans were 5.52 percent in 2011, as compared to 5.66 percent in 2010. Commercial investor real estate construction loans are primarily extensions of credit to real estate developers or investors where repayment is dependent on the sale of real estate or income generated from the real estate collateral. These loans are generally underwritten and managed by a specialized real estate group that also manages loan disbursements during the construction process. Net charge-offs on commercial investor real estate construction decreased from 14.32 percent in 2010 to 11.71 percent in 2011.

Residential First Mortgage—The residential first mortgage portfolio primarily contains loans to individuals, which are secured by single-family residences that are originated through Regions’ branch network. Loans of this type are generally smaller in size than commercial or investor real estate loans and are geographically dispersed throughout Regions’ market areas, with some guaranteed by government agencies or private mortgage insurers. Losses on the residential loan portfolio depend, to a large degree, on the level of interest rates, the unemployment rate, economic conditions and collateral values. During 2011, losses on single-family residences totaled 1.52 percent, as compared to 1.53 percent in 2010.

Home Equity—The home equity portfolio totaled $13.0 billion at December 31, 2011, as compared to $14.2 billion at December 31, 2010. Substantially all of this portfolio was originated through Regions’ branch network. Losses in this portfolio generally track overall economic conditions. The main source of economic stress has been in Florida, where residential property values have declined significantly while unemployment rates rose to historically high levels. Losses on relationships in Florida where Regions is in a second lien position are higher than first lien losses. During 2011, losses on home equity decreased to 2.41 percent from 2.80 percent in 2010.

Indirect—Indirect lending, which is lending initiated through third-party business partners, is largely comprised of loans made through automotive dealerships. Beginning in late 2010, the Company re-entered indirect auto lending. During 2011, this portfolio class increased $256 million to $1.8 billion. Losses on indirect loans were 0.75 percent for 2011, as compared to 0.99 percent for 2010.

Consumer Credit Card—During 2011, Regions completed the purchase of approximately 500,000 existing Regions-branded consumer credit card accounts from FIA Card Services, adding approximately $1.0 billion in consumer principal balances. The products are primarily open-ended variable interest rate consumer credit card loans.

Other Consumer —Other consumer loans include direct consumer installment loans, overdrafts and other revolving credit, and educational loans.

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

Allowance Process—Factors considered by management in determining the adequacy of the allowance include, but are not limited to: 1) detailed reviews of individual loans; 2) historical and current trends in gross and net loan charge-offs for the various classes of loans evaluated; 3) the Company’s policies relating to delinquent loans and charge-offs; 4) the level of the allowance in relation to total loans and to historical loss levels; 5) levels and trends in non-performing and past due loans; 6) collateral values of properties securing loans; 7) the composition of the loan portfolio, including unfunded credit commitments; 8) management’s analysis of current economic conditions; 9) migration of loans between risk rating categories; and 10) estimation of inherent credit losses in the portfolio. In support of collateral values, Regions obtains updated valuations for non-performing loans on at least an annual basis. For loans that are individually identified for impairment in certain loan categories, those valuations are currently discounted from the most recent appraisal to consider continued declines in property values. The discounted valuations are utilized in the measurement of the level of impairment in the allowance calculation. For loans that are not individually identified for impairment and secured by real estate, Regions considers the impact of declines in real estate valuations in the loss given default estimates within the allowance calculation.

Commercial and Consumer Credit Risk Management and Problem Asset Management are all involved in the credit risk management process to assess the accuracy of risk ratings, the quality of the portfolio and the estimation of inherent credit losses in the loan portfolio. This comprehensive process also assists in the prompt identification of problem credits. The Company has taken a number of measures to manage the portfolios and reduce risk, particularly in the more problematic portfolios. In addition, a strong Customer Assistance Program for consumer lending is in place which educates customers about options and initiates early contact with customers to discuss solutions when a loan first becomes delinquent.

For loans that are not specifically reviewed, management uses information from its ongoing review processes to stratify the loan portfolio into pools sharing common risk characteristics. Loans that share common risk characteristics are assigned a portion of the allowance for credit losses based on the assessment process described above. Credit exposures are categorized by type and assigned estimated amounts of inherent loss based on several factors, including current and historical loss experience for each pool and management’s judgment of current economic conditions and their expected impact on credit performance. Adjustments to the allowance for loan losses calculated using a pooled approach are recorded through the provision for loan losses; adjustments to the reserve for unfunded credit commitments calculated using a pooled approach are recorded through noninterest expense.

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

Details regarding the allowance for credit losses, including an analysis of activity from the previous year’s total, are included in Table 17 “Allowance for Credit Losses.” Also, refer to Table 18 “Allocation of the Allowance for Loan Losses” for details pertaining to management’s allocation of the allowance for loan losses to each loan category.

FINANCIAL DISCLOSURE AND INTERNAL CONTROLS

Regions has always maintained internal controls over financial reporting, which generally include those controls relating to the preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the U.S. Regions’ process for evaluating internal controls over financial reporting starts with understanding the risks facing each of its functions and areas, how those risks are controlled or mitigated, and how management monitors those controls to ensure that they are in place and effective. These risks, control procedures and monitoring tools are documented in a standard format. This format not only documents the internal control structures over all significant accounts, but also places responsibility on management for establishing feedback mechanisms to ensure that controls are effective. These monitoring procedures are also part of management’s testing of internal controls. At least quarterly, each area updates and assesses the adequacy of its documented internal controls. If changes are necessary, updates are made more frequently.

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

Regions’ Disclosure Review Committee, which includes representatives from the legal, risk management, accounting, investor relations, treasury and audit departments, meets quarterly to review recent internal and external events to determine whether all appropriate disclosures have been made in reports filed with the SEC. In addition, the CEO and CFO meet quarterly with the SEC Filings Review Committee, which includes senior representatives from accounting, legal, risk management, audit, treasury, human resources, and operations and technology. The SEC Filings Review Committee reviews certain reports to be filed with the SEC, including Forms 10-K and 10-Q and evaluates the adequacy and accuracy of the disclosures. As part of this process, certifications of internal control effectiveness are obtained from accounting, treasury, legal, audit, risk management, human resources, administration, and operations and technology. These certifications are reviewed and presented to the CEO and CFO as support of the Company’s assessment of internal controls over financial reporting. The Forms 10-K and 10-Q are presented to the Audit Committee of the Board of Directors for approval. Financial results and other financial information are also reviewed with the Audit Committee on a quarterly basis.

As required by applicable regulatory pronouncements, the CEO and the CFO review and make various certifications regarding the accuracy of Regions’ periodic public reports filed with the SEC, as well as the effectiveness of disclosure controls and procedures and internal controls over financial reporting. With the assistance of the financial review committees noted in the previous paragraph, Regions will continue to assess and monitor disclosure controls and procedures and internal controls over financial reporting, and will make refinements as necessary.

COMPARISON OF 2010 WITH 2009—CONTINUING OPERATIONS

Regions reported a net loss available to common shareholders of $763 million, or $0.62 per diluted common share, in 2010 compared to a net loss available to common shareholders of $1.3 billion, or $1.27 per diluted share, in 2009. Regions reported a loss from continuing operations available to common shareholders of $692 million, or $0.56 per diluted common share, in 2010 compared to a loss from continuing operations available to common shareholders of $1.3 billion, or $1.32 per diluted share, in 2009. Significant drivers of 2010 results included an elevated provision for loan losses and other real estate expenses, as well as a $75 million regulatory charge. These items were partially offset by higher net interest income.

Net interest income from continuing operations was $3.4 billion in 2010 compared to $3.3 billion in 2009. The net interest margin from continuing operations (fully-taxable equivalent basis) was 2.91 percent in 2010, compared to 2.68 percent during 2009. The margin improvement was driven primarily by a decrease of 61 basis points in the cost of interest-bearing liabilities, while being partially offset by a 31 basis point decline in the overall yield on interest earning assets. This dynamic reflected efforts to improve deposit costs and pricing on loans, while managing the challenges posed by a low interest rate environment. Long-term interest rates in particular remained low in 2010, pressuring yields on fixed-rate loan and securities portfolios, and contributed to the decline in the yield on taxable securities from 4.78 percent in 2009 to 3.66 percent in 2010. The overall costs of deposits improved from 1.35 percent in 2009 to 0.78 percent in 2010, although short-term interest rates (e.g. Fed Funds) remained relatively stable.

Non-interest income from continuing operations totaled $2.5 billion in 2010, compared to $2.8 billion in 2009. The year-over-year decrease was due primarily to several items impacting 2009 with a lower or no corresponding impact on 2010. These 2009 items include gains from terminations of leveraged leases, which were largely offset by income taxes, a gain on extinguishment of debt realized in connection with the Company’s issuance of common stock in exchange for trust preferred securities, and gains related to transactions in Visa stock. Lower mortgage income, resulting from a decline in origination volume, also drove the year-over-year decline. These decreases were largely offset by higher gains from sales of securities in 2010, as well as increases in non-interest income attributable to service charges and capital markets and investment income.

Capital markets and investment income increased $30 million to $69 million in 2010 from $39 million in 2009, primarily due to an increase in the capital markets revenues. Trust assets under management were approximately $76.6 billion at year-end 2010 compared to approximately $70.0 billion at year-end 2009. The rise in assets under management was primarily driven by a higher amount of asset inflows and higher end-of-period asset valuations than in the prior year.

Service charges on deposit accounts increased 2 percent and totaled $1.2 billion in both 2010 and 2009. This modest increase was a result of a higher level of customer transactions and new account growth that began in 2009 and continued in 2010. These factors were slightly offset by policy changes, as well as changes related to Regulation E.

In 2010, mortgage income decreased $12 million, or 5 percent to $247 million. The decrease was primarily driven by lower mortgage origination volume in 2010 as compared to 2009 due to decreased refinance activity during 2010 as compared to 2009. Mortgage originations totaled $8.2 billion in 2010 as compared to $9.6 billion in 2009. However, the decrease in origination income was partially offset by market valuation adjustments for mortgage servicing rights and related derivatives which added $16 million and $13 million to mortgage income in 2010 and 2009, respectively.

Regions reported net gains of $394 million from the sale of securities available for sale in 2010, compared to net gains of $69 million in 2009. The Company’s gains were due to increased sales activity within the available-for-sale category as part of the Company’s asset/liability management strategies. In 2010, the Company repositioned its securities portfolio and sold $9.9 billion to mitigate prepayment risk and extended the duration of the investment portfolio. In 2009, the Company significantly reduced its exposure in non-agency investment securities, collateralized mortgage-backed securities and municipal bonds through sales of $5.4 billion of these securities, incurring some losses on the sales. The proceeds from the sales in 2010 and 2009 were reinvested in U.S. government agency mortgage-backed securities classified as available for sale.

Non-interest expense from continuing operations in 2010 included a $75 million regulatory charge. Non-interest expense, excluding the regulatory charge (non-GAAP), decreased $1 million to $3.8 billion in 2010. See Table 6 “Non-Interest Expense from Continuing Operations (including Non-GAAP reconciliation)” and the text preceding Table 2 “GAAP to Non-GAAP Reconciliation”. Salaries and employee benefits remained relatively stable at $1.6 billion in 2010. At December 31, 2010, Regions had 27,829 employees compared to 28,509 at December 31, 2009.

Net occupancy expense decreased 3 percent to $411 million in 2010, due primarily to charges associated with the 2009 decision to consolidate 121 branches. Furniture and equipment expense decreased $4 million to $277 million in 2010. This decrease was primarily due to branch consolidation charges of $7 million incurred in 2009.

Professional and legal fees are comprised of amounts related to legal, consulting and other professional fees. These fees increased $3 million to $170 million in 2010, reflecting an increase in the level of credit-related legal expenses in 2010.

OREO expenses include the cost of adjusting foreclosed properties to fair value after these assets have been classified as OREO and net gains and losses on sales of properties, as well as other costs to maintain the property such as property taxes, security and grounds maintenance. Through Regions’ efforts to sell foreclosed properties, OREO balances decreased $153 million to $454 million in 2010 compared to $607 million in 2009. OREO expense increased $34 million to $209 million in 2010 compared to $175 million in 2009, primarily driven by valuation declines resulting from further deterioration of the housing and real estate markets.

FDIC premiums decreased $7 million to $220 million in 2010. The decrease resulted from a $64 million special assessment in 2009. The FDIC made a number of changes to its assessment rate schedule, which drove an offsetting increase in premium rates. The bank regulatory agencies’ ratings, comprised of Regions Bank’s capital, asset quality, management, earnings, liquidity and sensitivity to risk, along with its long-term debt issuer ratings and financial ratios, were the primary factors in determining FDIC insurance premiums.

Other miscellaneous expenses include communications, postage, supplies, credit-related costs and business development services. Other miscellaneous expenses decreased $43 million to $640 million in 2010.
The Company’s income tax benefit for 2010 was $376 million compared to a tax benefit of $194 million in 2009, resulting in an effective tax rate of 44.5 percent and 15.3 percent, respectively. The increase in income tax benefit reflects the impact of the decline in the number and amount of leveraged lease terminations offset by the recognition of the regulatory charge and the decrease in the consolidated pre-tax loss.

Net charge-offs totaled $2.8 billion, or 3.22 percent of average loans in 2010 compared to $2.3 billion, or 2.38 percent of average loans in 2009. The increased loss rate reflected seasoning of losses as the Company moved through the credit cycle as well as the impact of asset dispositions which increased charge-offs and decreased average loan balances. Charge-off ratios were higher across most major classes, with investor real estate experiencing the largest increase. Non-performing assets decreased from $4.4 billion at December 31, 2009 to $3.9 billion at December 31, 2010, reflecting management’s efforts to work through problem assets and reduce the riskiest exposures.

The provision for loan losses is used to maintain the allowance for loan losses at a level that in management’s judgment is appropriate to cover losses inherent in the portfolio at the balance sheet date. During 2010 the provision for loan losses was $2.9 billion. This compares to a provision for loan losses of $3.5 billion in 2009.

At December 31, 2010, the allowance for loan losses totaled $3.2 billion or 3.84 percent of total loans, net of unearned income compared to $3.1 billion or 3.43 percent at year-end 2009. The increase in the allowance for loan loss ratio reflected management’s estimate of the level of inherent losses in the portfolio, which stabilized during 2010, as well as a result of the decline in the loan portfolio balance.

Table 30—Quarterly Results of Operations

	2011				2010
	Fourth Quarter (3)	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(In millions, except per share data)
Total interest income	$1,031	$1,055	$1,076	$1,090	$1,120	$1,147	$1,167	$1,203
Total interest expense	182	205	220	235	257	288	321	382

Net interest income	849	850	856	855	863	859	846	821
Provision for loan losses	295	355	398	482	682	760	651	770

Net interest income after provision
for loan losses	554	495	458	373	181	99	195	51
Total non-interest income, excluding securities gains (losses), net	500	514	519	498	587	488	516	504
Securities gains (losses), net	7	(1)	24	82	333	2	—	59
Total non-interest expense	1,124	850	956	932	990	910	966	993

Income (loss) from continuing operations before income taxes	(63)	158	45	21	111	(321)	(255)	(379)
Income tax expense (benefit)	18	17	(34)	(29)	44	(157)	(95)	(168)

Income (loss) from continuing operations	(81)	141	79	50	67	(164)	(160)	(211)

Discontinued operations
Income (loss) from discontinued operations before income taxes	(472)	24	4	36	31	16	(110)	22
Income tax expense (benefit)	(5)	10	(26)	17	9	7	7	7

Income (loss) from discontinued operations, net of tax	(467)	14	30	19	22	9	(117)	15

Net income (loss)	$(548)	$155	$109	$69	$89	$(155)	$(277)	$(196)

Income (loss) from continuing operations available to common shareholders	$(135)	$87	$25	$(2)	$14	$(218)	$(218)	$(270)

Net income (loss) available to common shareholders	$(602)	$101	$55	$17	$36	$(209)	$(335)	$(255)

Earnings (loss) per common share from continuing operations: (1)
Basic	$(0.11)	$0.07	$0.02	$(0.00)	$0.01	$(0.17)	$(0.18)	$(0.23)
Diluted	(0.11)	0.07	0.02	(0.00)	0.01	(0.17)	(0.18)	(0.23)
Earnings (loss) per common share: (1)
Basic	$(0.48)	$0.08	$0.04	$0.01	$0.03	$(0.17)	$(0.28)	$(0.21)
Diluted	(0.48)	0.08	0.04	0.01	0.03	(0.17)	(0.28)	(0.21)
Cash dividends declared per share	0.01	0.01	0.01	0.01	0.01	0.01	0.01	0.01
Market price: (2)
High	4.46	6.53	7.45	8.09	7.62	7.76	9.33	8.05
Low	2.82	3.33	5.86	6.79	5.12	6.12	6.55	5.33

(1)	Quarterly amounts may not add to year-to-date amounts due to rounding.
(2)	High and low market prices are based on intraday sales prices.
(3)	Includes goodwill impairment of $253 million in non-interest expense from continuing operations. Discontinued operations includes goodwill impairment of $478 million, net of a $14 million income tax benefit.

Item 8.	Financial Statements and Supplementary Data

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

Regions’ management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its Internal Control—Integrated Framework. Based on our assessment, we believe and assert that, as of December 31, 2011, the Company’s internal control over financial reporting is effective based on those criteria.

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
David J. Turner, Jr. Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

THE BOARD OF DIRECTORS AND STOCKHOLDERS OF REGIONS FINANCIAL CORPORATION

We have audited Regions Financial Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Regions Financial Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Regions Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Regions Financial Corporation and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011 of Regions Financial Corporation and our report dated February 24, 2012, expressed an unqualified opinion thereon.

Birmingham, Alabama

February 24, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

THE BOARD OF DIRECTORS AND STOCKHOLDERS OF REGIONS FINANCIAL CORPORATION

We have audited the accompanying consolidated balance sheets of Regions Financial Corporation and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Regions Financial Corporation and subsidiaries at December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Regions Financial Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2012, expressed an unqualified opinion thereon.

Birmingham, Alabama

February 24, 2012

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31
	2011	2010
	(In millions, except share data)
Assets
Cash and due from banks	$2,132	$1,643
Interest-bearing deposits in other banks	4,913	4,880
Federal funds sold and securities purchased under agreements to resell	200	396
Trading account assets	1,266	1,116
Securities available for sale	24,471	23,289
Securities held to maturity (estimated fair value of $17 and $26, respectively)	16	24
Loans held for sale (includes $844 and $1,174 measured at fair value, respectively)	1,193	1,485
Loans, net of unearned income	77,594	82,864
Allowance for loan losses	(2,745)	(3,185)

Net loans	74,849	79,679
Other interest-earning assets	1,085	1,219
Premises and equipment, net	2,375	2,569
Interest receivable	361	421
Goodwill	4,816	5,561
Mortgage servicing rights	182	267
Other identifiable intangible assets	449	385
Other assets	8,742	9,417

Total assets	$127,050	$132,351

Liabilities and Stockholders’ Equity
Deposits:
Non-interest-bearing	$28,266	$25,733
Interest-bearing	67,361	68,881

Total deposits	95,627	94,614
Borrowed funds:
Short-term borrowings:
Federal funds purchased and securities sold under agreements to repurchase	2,333	2,716
Other short-term borrowings	734	1,221

Total short-term borrowings	3,067	3,937
Long-term borrowings	8,110	13,190

Total borrowed funds	11,177	17,127
Other liabilities	3,747	3,876

Total liabilities	110,551	115,617
Stockholders’ equity:
Preferred stock, authorized 10 million shares
Series A, cumulative perpetual participating, par value $1.00 (liquidation preference $1,000.00) per share, net of discount;
Issued—3,500,000 shares	3,419	3,380
Common stock, par value $.01 per share:
Authorized 3 billion shares
Issued including treasury stock—1,301,230,838 and 1,299,000,755 shares, respectively	13	13
Additional paid-in capital	19,060	19,050
Retained earnings (deficit)	(4,527)	(4,047)
Treasury stock, at cost—42,414,444 and 42,764,258 shares, respectively	(1,397)	(1,402)
Accumulated other comprehensive income (loss), net	(69)	(260)

Total stockholders’ equity	16,499	16,734

Total liabilities and stockholders’ equity	$127,050	$132,351

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31
	2011	2010	2009
	(In millions, except per share data)
Interest income on:
Loans, including fees	$3,444	$3,705	$4,199
Securities:
Taxable	758	873	966
Tax-exempt	—	1	19

Total securities	758	874	985
Loans held for sale	36	39	55
Trading account assets	1	4	22
Other interest-earning assets	13	15	16

Total interest income	4,252	4,637	5,277
Interest expense on:
Deposits	472	755	1,277
Short-term borrowings	(1)	4	44
Long-term borrowings	371	489	663

Total interest expense	842	1,248	1,984

Net interest income	3,410	3,389	3,293
Provision for loan losses	1,530	2,863	3,541

Net interest income (loss) after provision for loan losses	1,880	526	(248)
Non-interest income:
Service charges on deposit accounts	1,168	1,174	1,156
Capital markets and investment income	64	69	39
Mortgage income	220	247	259
Trust department income	199	196	191
Securities gains, net	112	394	69
Leveraged lease termination gains	8	78	587
Other	372	331	464

Total non-interest income	2,143	2,489	2,765
Non-interest expense:
Salaries and employee benefits	1,604	1,640	1,635
Net occupancy expense	388	411	422
Furniture and equipment expense	275	277	281
Other-than-temporary impairments(1)	2	2	75
Goodwill impairment	253	—	—
Regulatory charge	—	75	—
Other	1,340	1,454	1,372

Total non-interest expense	3,862	3,859	3,785

Income (loss) from continuing operations before income taxes	161	(844)	(1,268)
Income tax benefit	(28)	(376)	(194)

Income (loss) from continuing operations	$189	$(468)	$(1,074)
Discontinued operations:
Income (loss) from discontinued operations before income taxes	(408)	(41)	66
Income tax expense (benefit)	(4)	30	23

Income (loss) from discontinued operations, net of tax	(404)	(71)	43
Net income (loss)	$(215)	$(539)	$(1,031)

Net income (loss) from continuing operations available to common shareholders	$(25)	$(692)	$(1,304)

Net income (loss) available to common shareholders	$(429)	$(763)	$(1,261)

Weighted-average number of shares outstanding:
Basic	1,258	1,227	989
Diluted	1,258	1,227	989
Earnings (loss) per common share from continuing operations:
Basic	$(0.02)	$(0.56)	$(1.32)
Diluted	(0.02)	(0.56)	(1.32)
Earnings (loss) per common share:
Basic	$(0.34)	$(0.62)	$(1.27)
Diluted	(0.34)	(0.62)	(1.27)
Cash dividends declared per common share	0.04	0.04	0.13

(1)	Includes $266 million for the year ended December 31, 2009, of gross charges, net of $191 million of non-credit portion reported in other comprehensive income (loss). The corresponding 2010 and 2011 amounts are immaterial.

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Treasury Stock, At Cost	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount
	(In millions, except share and per share data)
BALANCE AT JANUARY 1, 2009	4	$3,307	691	$7	$16,815	$(1,869)	$(1,425)	$(22)	$16,813
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	(1,031)	—	—	(1,031)
Net change in unrealized gains and losses on securities available for sale, net of tax and reclassification adjustment(1)	—	—	—	—	—	—	—	277	277
Net change in unrealized gains and losses on derivative instruments, net of tax and reclassification adjustment(1)	—	—	—	—	—	—	—	(133)	(133)
Net change from defined benefit pension plans, net of tax(1)	—	—	—	—	—	—	—	8	8

Comprehensive income (loss)									(879)
Cash dividends declared — $0.13 per share	—	—	—	—	—	(105)	—	—	(105)
Preferred dividends	—	—	—	—	—	(194)	—	—	(194)
Preferred stock transactions:
Net proceeds from issuance of 287,500 shares of mandatorily convertible preferred stock	—	278	—	—	—	—	—	—	278
Discount accretion	—	36	—	—	—	(36)	—	—	—
Conversion of Series B shares	—	(19)	—	—	—	—	—	—	(19)
Common stock transactions:
Net proceeds from issuance of 460 million shares of common stock	—	—	460	5	1,764	—	—	—	1,769
Issuance of 33 million shares of common stock issued in connection with early extinguishment of debt	—	—	33	—	135	—	—	—	135
Conversion of Series B shares	—	—	5	—	19	—	—	—	19
Impact of stock transactions under compensation plans, net	—	—	4	—	48	—	16	—	64

BALANCE AT DECEMBER 31, 2009	4	3,602	1,193	12	18,781	(3,235)	(1,409)	130	17,881
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	(539)	—	—	(539)
Net change in unrealized gains and losses on securities available for sale, net of tax and reclassification adjustment(1)	—	—	—	—	—	—	—	(194)	(194)
Net change in unrealized gains and losses on derivative instruments, net of tax and reclassification adjustment(1)	—	—	—	—	—	—	—	(166)	(166)
Net change from defined benefit pension plans, net of tax(1)	—	—	—	—	—	—	—	(30)	(30)

Comprehensive income (loss)									(929)
Cash dividends declared — $0.04 per share	—	—	—	—	—	(49)	—	—	(49)
Preferred dividends	—	—	—	—	3	(187)	—	—	(184)
Preferred stock transactions:
Conversion of mandatorily convertible preferred stock into 63 million shares of common stock	—	(259)	63	1	258	—	—	—	—
Discount accretion	—	37	—	—	—	(37)	—	—	—
Common stock transactions:
Impact of stock transactions under compensation plans, net	—	—	—	—	8	—	7	—	15

BALANCE AT DECEMBER 31, 2010	4	$3,380	1,256	$13	$19,050	$(4,047)	$(1,402)	$(260)	$16,734

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY—Continued

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Treasury Stock, At Cost	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount
	(In millions, except share and per share data)
Comprehensive income (loss):
Net income (loss)	—	$—	—	$—	$—	$(215)	$—	$—	$(215)
Net change in unrealized gains and losses on securities available for sale, net of tax and reclassification adjustment(1)	—	—	—	—	—	—	—	244	244
Net change in unrealized gains and losses on derivative instruments, net of tax and reclassification adjustment(1)	—	—	—	—	—	—	—	94	94
Net change from defined benefit pension plans, net of tax(1)	—	—	—	—	—	—	—	(147)	(147)

Comprehensive income (loss)									(24)
Cash dividends declared — $0.04 per share	—	—	—	—	—	(51)	—	—	(51)
Preferred dividends	—	—	—	—	—	(175)	—	—	(175)
Preferred stock transactions:
Discount accretion	—	39	—	—	—	(39)	—	—	—
Common stock transactions:
Impact of stock transactions under compensation plans, net	—	—	3	—	10	—	5	—	15

BALANCE AT DECEMBER 31, 2011	4	$3,419	1,259	$13	$19,060	$(4,527)	$(1,397)	$(69)	$16,499

(1)	See disclosure of reclassification adjustment amount and tax effect, as applicable, in Note 14 to the consolidated financial statements.

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2011	2010	2009
	(In millions)
Operating activities:
Net income (loss)	$(215)	$(539)	$(1,031)
Adjustments to reconcile net cash provided by operating activities:
Provision for loan losses	1,530	2,863	3,541
Impairment of goodwill	745	—	—
Depreciation and amortization of premises and equipment	269	284	284
Provision for losses on other real estate, net	124	168	142
Net amortization of securities	213	220	10
Net amortization of loans and other assets	196	233	252
Net amortization (accretion) of borrowings	5	(5)	(19)
Net securities gains	(112)	(394)	(69)
Loss (gain) on early extinguishment of debt	—	108	(61)
Other-than-temporary impairments, net	2	2	75
Deferred income tax (benefit) expense	(23)	(210)	245
Originations and purchases of loans held for sale	(3,460)	(5,148)	(7,409)
Proceeds from sales of loans held for sale	4,767	5,875	7,650
Gain on sale of loans, net	(89)	(107)	(96)
Valuation charges on loans held for sale	15	45	25
Branch consolidation and property and equipment charges	75	—	—
(Increase) decrease in trading account assets	(150)	1,923	(1,989)
Decrease (increase) in other interest-earning assets	134	(485)	163
Decrease (increase) in interest receivable	60	47	(10)
Decrease (increase) in other assets	1,107	(876)	462
(Decrease) increase in other liabilities	(366)	224	(90)
Other	(74)	(1)	(38)

Net cash from operating activities	4,753	4,227	2,037
Investing activities:
Proceeds from sales of securities available for sale	7,859	10,340	5,451
Proceeds from maturities of securities available for sale	5,848	8,012	5,405
Proceeds from maturities of securities held to maturity	9	6	17
Purchases of securities available for sale	(14,592)	(17,701)	(15,646)
Proceeds from sales of loans	1,488	2,233	645
Purchases of loans	(1,884)	(99)	—
Net decrease in loans	2,132	1,484	2,443
Net purchases of premises and equipment	(201)	(191)	(234)
Net cash received from deposits assumed	—	—	279

Net cash from investing activities	659	4,084	(1,640)
Financing activities:
Net increase (decrease) in deposits	1,013	(4,066)	7,501
Net (decrease) increase in short-term borrowings	(870)	269	(12,154)
Proceeds from long-term borrowings	1,001	3,743	2,792
Payments on long-term borrowings	(6,004)	(9,116)	(3,246)
Net proceeds from issuance of mandatorily convertible preferred stock	—	—	278
Net proceeds from issuance of common stock	—	—	1,769
Cash dividends on common stock	(51)	(49)	(105)
Cash dividends on preferred stock	(175)	(184)	(194)

Net cash from financing activities	(5,086)	(9,403)	(3,359)

Increase (decrease) in cash and cash equivalents	326	(1,092)	(2,962)
Cash and cash equivalents at beginning of year	6,919	8,011	10,973

Cash and cash equivalents at end of period	$7,245	$6,919	$8,011

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

Regions has evaluated all subsequent events for potential recognition and disclosure through the filing date of this Form 10-K. See Note 25.

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

DISCONTINUED OPERATIONS

On January 11, 2012, Regions entered into an agreement to sell Morgan Keegan & Company, Inc. and related affiliates. Results of operations for the entities being sold are presented separately as discontinued operations for all periods presented on the consolidated statements of operations because the pending sale met all of the criteria for reporting as discontinued operations at December 31, 2011. See Note 3 and Note 25 for further discussion.

CASH EQUIVALENTS AND CASH FLOWS

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

The following table summarizes supplemental cash flow information for the years ended December 31:

	2011	2010	2009
		(In millions)
Cash paid (received) during the period for:
Interest on deposits and borrowings	$919	$1,442	$2,086
Income taxes, net	(98)	(555)	137
Non-cash transfers:
Loans held for sale and loans transferred to other real estate	532	649	890
Loans transferred to loans held for sale	973	594	374
Properties transferred to held for sale	51	6	68

SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities purchased under agreements to resell and securities sold under agreements to repurchase are treated as collateralized financing transactions. It is Regions’ policy to take possession of securities purchased under resell agreements.

TRADING ACCOUNT ASSETS

Trading account assets, which are primarily held for the purpose of selling at a profit, consist of debt and marketable equity securities and are carried at estimated fair value. The majority of the amounts in trading account assets are related to the activities of Morgan Keegan (see Note 3 and Note 25). See the “Fair Value Measurements” section below for discussion of determining fair value. Gains and losses, both realized and unrealized, related to Morgan Keegan activities are included in discontinued operations. Gains and losses, both realized and unrealized, related to continuing operations are included in capital markets and investment income. See Note 4 for further detail of trading account assets.

SECURITIES

Management determines the appropriate classification of debt and equity securities at the time of purchase and periodically re-evaluates such designations. Debt securities are classified as securities held to maturity when the Company has the intent and ability to hold the securities to maturity. Securities held to maturity are presented at amortized cost. Debt securities not classified as securities held to maturity or trading account assets and marketable equity securities not classified as trading account assets are classified as securities available for sale. Securities available for sale are presented at estimated fair value with changes in unrealized gains and losses, net of taxes, reported as a component of other comprehensive income (loss). See the “Fair Value Measurements” section below for discussion of determining fair value.

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

The Company reviews its securities portfolio on a regular basis to determine if there are any conditions indicating that a security has other-than-temporary impairment. Factors considered in this determination include the length of time and the extent to which the market value has been below cost, the credit standing of the issuer, Regions’ intent to sell and whether it is more likely than not that the Company will have to sell the security before its market value recovers. Activity related to the credit loss component of other-than-temporary impairment is recognized in non-interest expense. For debt securities, the portion of other-than-temporary impairment related to all factors other than credit is recognized in other comprehensive income. See Note 4 for discussion and details of other-than-temporary impairment.

LOANS HELD FOR SALE

At December 31, 2011 and 2010, loans held for sale included commercial loans, investor real estate loans and residential real estate mortgage loans. Commercial and investor real estate loans held for sale consist of certain non-performing loans for which management has the intent to sell in the near term. Regions classifies new 15 and 30-year conforming residential real estate mortgage loans as held for sale based on intent, which is determined when Regions enters into an interest rate lock commitment on this loan type. Regions has elected the fair value option for residential mortgage loans held for sale. Residential real estate mortgage loans not designated as held for sale are retained based on available liquidity, interest rate risk management and other business purposes. Commercial and investor real estate loans held for sale are carried at the lower of cost or estimated fair value. See the “Fair Value Measurements” section below for discussion of determining fair value. Gains and losses of non-performing commercial and investor real estate are included in other non-interest expense as such amounts are viewed as credit costs. Gains and losses on residential mortgage loans held for sale for which the fair value option has been elected are included in mortgage income.

LOANS

Loans are carried at the principal amount outstanding, net of premiums, discounts, unearned income and deferred loan fees and costs. Interest income on loans is accrued based on the contractual interest rate and the principal amount outstanding, except for those loans classified as non-accrual. Premiums and discounts on purchased loans and non-refundable loan origination and commitment fees, net of direct costs of originating or acquiring loans, are deferred and recognized over the estimated lives of the related loans as an adjustment to the loans’ effective yield, which is included in interest income on loans. See Note 5 for further detail and information on loans.

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

Commercial and investor real estate loans are placed on non-accrual if any of the following conditions occur: 1) collection in full of contractual principal and interest is no longer reasonably assured (even if current as to payment status), 2) a partial charge-off has occurred, unless the loan has been brought current under its contractual terms (original or restructured terms) and the full originally contracted principal and interest is considered to be fully collectible, or 3) the loan is delinquent on any principal or interest for 90 days or more unless the obligation is secured by collateral having a realizable value sufficient to fully discharge the obligation and the loan is in the legal process of collection. Factors considered regarding full collection include assessment of changes in borrower’s cash flow, valuation of underlying collateral, ability and willingness of guarantors to provide credit support, and other conditions.

Charge-offs on commercial and investor real estate loans are primarily based on the facts and circumstances of the individual loan and occur when available information confirms the loan is not fully collectible and the loss is reasonably quantifiable. Factors considered in making these determinations are the borrower’s and any guarantor’s ability and willingness to pay, the status of the account in bankruptcy court (if applicable), and collateral value. Commercial and investor real estate loan relationships of $250,000 or less are subject to charge-off or charge down to estimated value less costs to sell at 180 days past due, based on collateral value.

Non-accrual and charge-off decisions for consumer loans are dictated by the Federal Financial Institutions Examination Council’s (FFEIC) Uniform Retail Credit Classification and Account Management Policy which establishes standards for the classification and treatment of consumer loans. Non-accrual status is driven by the charge-off process as follows. If a consumer loan secured by real estate in a first lien position (residential first mortgage or home equity) becomes 180 days past due, Regions evaluates the loan for non-accrual status and potential charge-off based on net loan to value exposure. For home equity loans in a second lien position, the analysis is performed at 120 days past due. If a loan is secured by collateral having a realizable value sufficient to fully discharge the obligation, then a partial write-down is not necessary and the loan remains on accrual status, provided it is in the process of legal collection. If a partial charge-off is necessary as a result of the evaluation, then the remaining balance is placed on non-accrual. Consumer loans not secured by real estate are either 1) charged-off in full at 120 days past due for closed-end loans, 180 days past due for open-end loans other than credit cards or the end of the month in which the loan becomes 180 days past due for credit cards, or 2) partially written down to estimated collateral value less estimated costs to sell no later than 120 days past due for home equity second liens or at 180 days past due for residential and home equity first liens.

When a commercial or investor real estate loan is placed on non-accrual status, uncollected interest accrued in the current year is reversed and charged to interest income. Uncollected interest accrued from prior years on commercial and investor real estate loans placed on non-accrual status in the current year is charged against the allowance for loan losses. When a consumer loan is placed on non-accrual status, all uncollected interest accrued is reversed and charged to interest income due to immateriality. Interest collections on non-accrual loans are applied as principal reductions. Regions determines past due or delinquency status of a loan based on contractual payment terms.

All loans on non-accrual status may be returned to accrual status and interest accrual resumed if both of the following conditions are met: 1) the loan is brought contractually current as to both principal and interest, and 2) future payments are reasonably expected to continue being received in accordance with the terms of the loan and repayment ability can be reasonably demonstrated.

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

The allowance is maintained at a level believed appropriate by management to absorb probable losses inherent in the loan portfolio and in accordance with GAAP and regulatory guidelines. Management’s determination of the appropriateness of the allowance is a quarterly process and is based on an evaluation and rating of the loan portfolio segments, historical loan loss experience, current economic conditions, collateral values of properties securing loans, levels of problem loans, volume, growth, quality and composition of the loan portfolio segments, regulatory guidance, and other relevant factors. Changes in any of these, or other factors, or the availability of new information, could require that the allowance be adjusted in future periods. Actual losses could vary from management’s estimates. Management attributes portions of the allowance to loans that it evaluates and determines to be impaired and to groups of loans that it evaluates collectively. The remaining allowance is available to cover all charge-offs that arise from the loan portfolio.

Loans deemed to be impaired include non-accrual loans, excluding consumer loans, and troubled debt restructurings (“TDRs”). Impaired loans on non-accrual status with outstanding balances greater than or equal to $2.5 million are evaluated for impairment individually. For these loans, Regions measures the level of impairment based on the present value of the estimated projected cash flows, the estimated value of the collateral or, if available, the observable market price. Regions generally uses the estimated projected cash flow method to measure impairment. In determining the appropriate level of allowance for all other loans, including non-accrual loans less than $2.5 million and TDRs, management uses information to stratify the loan portfolio segments into loan pools with common risk characteristics. Classes in the commercial and investor real estate portfolio segments are disaggregated based upon underlying credit quality and probability of default. Classes in the consumer portfolio segment are disaggregated by product type. Certain portions of the allowance are attributed to loan pools based on various factors and analyses, including but not limited to, current and historical loss experience trends and levels of problem credits, current economic conditions, changes in product mix and underwriting. For consumer TDRs, Regions measures the level of impairment based on pools of loans stratified by common risk characteristics. All adjustments to the allowance for loan losses are recorded through the provision for loan losses. See Note 6 for additional information regarding the calculation of the allowance for loan losses.

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

PREMISES AND EQUIPMENT

Premises and equipment are stated at cost, less accumulated depreciation and amortization, as applicable. Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the improvements (or the terms of the leases, if shorter). Generally, premises and leasehold improvements are depreciated or amortized over 7-40 years. Furniture and equipment are generally depreciated or amortized over 3-10 years. See Note 8 for detail of premises and equipment.

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

INTANGIBLE ASSETS

Intangible assets include goodwill, which is the excess of cost over the fair value of net assets of acquired businesses, and other identifiable intangible assets. Other identifiable intangible assets include the following: 1) core deposit intangible assets, which are amounts recorded related to the value of acquired indeterminate-maturity deposits, 2) amounts capitalized related to the value of acquired customer relationships and 3) amounts recorded related to employment agreements with certain individuals of acquired entities. Core deposit intangibles and most other identifiable intangibles are amortized on an accelerated basis over their expected useful lives.

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

Adverse changes in the economic environment, declining operations, or other factors could result in a decline in the implied fair value of goodwill. A goodwill impairment test includes two steps. Step One, used to identify potential impairment, compares the estimated fair value of a reporting unit with its carrying amount, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. If the carrying amount of a reporting unit exceeds its estimated fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. Step Two of the goodwill impairment test compares the implied estimated fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of goodwill for that reporting unit exceeds the implied fair value of that unit’s goodwill, an impairment loss is recognized in other non-interest expense in an amount equal to that excess.

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

For purposes of performing Step Two of the goodwill impairment test, if applicable, Regions compares the implied estimated fair value of the reporting unit goodwill with the carrying amount of that goodwill. In order to determine the implied estimated fair value, a full purchase price allocation would be performed in the same manner as if a business combination had occurred. As part of the Step Two analysis, Regions estimates the fair value of all of the assets and liabilities of the reporting unit, including unrecognized assets and liabilities. The related valuation methodologies for certain material financial assets and liabilities are discussed in the “Fair Value Measurements” section below.

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

ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS

Regions accounts for transfers of financial assets as sales when control over the transferred assets is surrendered. Control is generally considered to have been surrendered when 1) the transferred assets are legally isolated from the Company or its consolidated affiliates, even in bankruptcy or other receivership, 2) the transferee has the right to pledge or exchange the assets with no conditions that constrain the transferee and provide more than a trivial benefit to the Company, and 3) the Company does not maintain the obligation or unilateral ability to reclaim or repurchase the assets. If these sale criteria are met, the transferred assets are removed from the Company’s balance sheet and a gain or loss on sale is recognized. If not met, the transfer is recorded as a secured borrowing, and the assets remain on the Company’s balance sheet, the proceeds from the transaction are recognized as a liability, and gain or loss on sale is deferred until the sale criterion are achieved.

Regions has elected to account for its servicing assets using the fair value measurement method. Under the fair value measurement method, servicing assets are measured at fair value each period with changes in fair value recorded as a component of mortgage income. Additionally, during the third quarter of 2009, Regions adopted an option-adjusted spread (“OAS”) valuation approach. The OAS represents the average spread over the LIBOR swap curve that equates the asset’s discounted cash flows to its market price.

The fair value of mortgage servicing rights is calculated using various assumptions including future cash flows, market discount rates, expected prepayment rates, servicing costs and other factors. A significant change in prepayments of mortgages in the servicing portfolio could result in significant changes in the valuation adjustments, thus creating potential volatility in the carrying amount of mortgage servicing rights. See the “Fair Value Measurements” section below for additional discussion regarding determination of fair value.

Refer to Note 7 for further information on servicing of financial assets.

FORECLOSED PROPERTY AND OTHER REAL ESTATE

Other real estate and certain other assets acquired in satisfaction of indebtedness (“foreclosure”) are carried in other assets at the lower of the recorded investment in the loan or fair value less estimated costs to sell the property. At the date of transfer, when the recorded investment in the loan exceeds the property’s estimated fair value less costs to sell, write-downs are recorded as estimated charge-offs against the allowance. Regions allows a period of up to 60 days after the date of transfer to record finalized write-downs as charge-offs against the allowance in order to properly accumulate all related invoices and updated valuation information, if necessary. Subsequent to transfer, Regions obtains valuations from professional valuation experts and/or third party appraisers on at least an annual basis. See the “Fair Value Measurements” section below for additional discussion regarding determination of fair value. Subsequent to transfer and the additional 60 days, any further write-downs are recorded as other non-interest expense. Gain or loss on the sale of foreclosed property and other real estate is included in other non-interest expense.

From time to time, assets classified as premises and equipment are transferred to held for sale for various reasons. These assets are carried in other assets at the lower of the recorded investment in the asset or fair value less estimated cost to sell based upon the property’s appraised value at the date of transfer. Any write-downs of property held for sale are recorded as other non-interest expense. At December 31, 2011 and 2010, the carrying values of premises and equipment held for sale were approximately $33 million and $28 million, respectively.

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

Derivative financial instruments that qualify for hedge accounting are designated, based on the exposure being hedged, as either fair value or cash flow hedges.

Fair value hedge relationships mitigate exposure to the change in fair value of an asset, liability or firm commitment. Under the fair value hedging model, gains or losses attributable to the change in fair value of the derivative instrument, as well as the gains and losses attributable to the change in fair value of the hedged item, are recognized in other non-interest expense in the period in which the change in fair value occurs. Hedge ineffectiveness is recognized as other non-interest expense to the extent the changes in fair value of the derivative do not offset the changes in fair value of the hedged item. The corresponding adjustment to the hedged asset or liability is included in the basis of the hedged item, while the corresponding change in the fair value of the derivative instrument is recorded as an adjustment to other assets or other liabilities, as applicable.

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

When a hedge is terminated or hedge accounting is discontinued because the hedged item no longer meets the definition of a firm commitment, or because it is probable that the forecasted transaction will not occur by the end of the specified time period, the derivative will continue to be recorded as an other asset or other liability in the consolidated balance sheets at its estimated fair value, with changes in fair value recognized in capital markets and investment income. Any asset or liability that was recorded pursuant to recognition of the firm commitment is removed from the consolidated balance sheets and recognized in other non-interest expense. Gains and losses that were unrecognized and accumulated in other comprehensive income pursuant to the hedge of a forecasted transaction are recognized immediately in other non-interest expense.

Derivative contracts related to continuing operations that do not qualify for hedge accounting are classified as trading assets or liabilities with gains and losses related to the change in fair value recognized in capital markets and investment income or mortgage income, as applicable, in the statements of operations during the period. Derivative contracts related to Morgan Keegan activities are included in discontinued operations. These positions are used to mitigate economic and accounting volatility related to customer derivative transactions, as well as non-derivative instruments.

Regions enters into interest rate lock commitments, which are commitments to originate mortgage loans whereby the interest rate on the loan is determined prior to funding and the customers have locked into that interest rate. Accordingly, such commitments are recorded at estimated fair value with changes in fair value recorded in mortgage income. Regions also has corresponding forward sale commitments related to these interest rate lock commitments, which are recorded at fair value with changes in fair value recorded in mortgage income. See the “Fair Value Measurements” section below for additional information related to the valuation of interest rate lock commitments.

Regions enters into various derivative agreements with customers desiring protection from possible future market fluctuations. Regions manages the market risk associated with these derivative agreements in a trading portfolio. The contracts in this portfolio do not qualify for hedge accounting and are marked-to-market through earnings and included in other assets and other liabilities.

Concurrent with the election to use fair value measurement for mortgage servicing rights referred to above, Regions began using various derivative instruments to mitigate the impact of changes in the fair value of mortgage servicing rights in the statements of operations. The instruments are primarily forward rate commitments, but can include futures, swaps and swaptions. These derivatives are carried at fair value, with changes in fair value reported in mortgage income.

Refer to Note 20 for further discussion and details of derivative financial instruments and hedging activities.

INCOME TAXES

The Company accounts for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for expected future tax consequences. Under this method, deferred tax assets and liabilities are determined by applying the federal and state tax rates to the differences between financial statement carrying amounts and the corresponding tax bases of assets and liabilities. Deferred tax assets are also recorded for any tax attributes, such as tax credit and net operating loss carryforwards. The net balance of deferred tax assets and liabilities is reported in other assets in the consolidated balance sheets. Any effect of a change in federal and state tax rates on deferred tax assets and liabilities is recognized in income tax expense in the period that includes the enactment date. The Company reflects the expected amount of income tax to be paid or refunded during the year as current income tax expense or benefit, as applicable.

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

SHARE-BASED PAYMENTS

Compensation cost for share-based payments is measured based on the fair value of the award, which most commonly includes restricted stock (i.e., unvested common stock) and stock options, at the grant date and is recognized in the consolidated financial statements on a straight-line basis over the requisite service period for service-based awards. The fair value of restricted stock or restricted stock units is determined based on the closing price of Regions’ common stock on the date of grant. The fair value of stock options where vesting is based on service is estimated at the date of grant using a Black-Scholes option pricing model and related assumptions. Expected volatility considers implied volatility from traded options on the Company’s stock and, primarily, historical volatility of the Company’s stock. Regions considers historical data to estimate future option exercise behavior, which is used to derive an option’s expected term. The expected term represents the period of time that options are expected to be outstanding from the grant date. Historical data is also used to estimate future employee attrition, which is used to calculate an expected forfeiture rate. Groups of employees that have similar historical exercise behavior are reviewed and considered for valuation purposes. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant and the weighted-average expected life of the grant. Regions issues new common shares to settle stock options.

Beginning in 2009, Regions issued restricted stock units payable solely in cash (“cash-settled RSUs”), which are accounted for as other liabilities in the consolidated balance sheets. The cash settled RSUs are subject to a vesting period ranging from two weeks to one year and, following the vesting period, are subject to transfer restrictions and a delayed payment, which can range from six months to two years. The grant date fair value of the award is determined in the same manner as other restricted stock awards and is charged to the statements of operations over the vesting period. Changes in Regions’ stock price over the delayed payment period are charged to the statements of operations. See Note 16 for further discussion and details of share-based payments.

REVENUE RECOGNITION

The largest source of revenue for Regions is interest income. Interest income is recognized on an accrual basis driven by nondiscretionary formulas based on written contracts, such as loan agreements or securities contracts. Credit-related fees, including letter of credit fees, finance charges and fees related to credit cards are recognized in non-interest income when earned. Regions recognizes commission revenue and brokerage, exchange and clearance fees on a trade-date basis. Other types of non-interest revenues, such as service charges on deposits, interchange income on credit cards and trust revenues, are accrued and recognized into income as services are provided and the amount of fees earned are reasonably determinable.

PER SHARE AMOUNTS

Earnings (loss) per common share computations are based upon the weighted-average number of shares outstanding during the period. Diluted earnings (loss) per common share computations are based upon the weighted- average number of shares outstanding during the period, plus the effect of outstanding stock options and stock performance awards if dilutive. The diluted earnings (loss) per common share computation also assumes conversion of any outstanding convertible preferred stock and warrants, unless such an assumed conversion would be antidilutive. Refer to Note 15 for additional information.

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

ITEMS MEASURED AT FAIR VALUE ON A RECURRING BASIS

Trading account assets, securities available for sale, certain mortgage loans held for sale, mortgage servicing rights, derivative assets, trading account liabilities and derivative liabilities are recorded at fair value on a recurring basis. Below is a description of valuation methodologies for these assets and liabilities.

Trading account assets and liabilities and securities available for sale consist of U.S. Treasuries, obligations of states and political subdivisions, mortgage-backed securities (including agency securities), other debt securities and equity securities.

•

U.S. Treasuries are valued based on quoted market prices of identical assets on active exchanges (Level 1 measurements as described above) and also using data from third-party pricing services for similar securities as applicable. Pricing from these third party services is generally based on a market approach using observable inputs such as benchmark yields, reported trades, broker/dealer quotes, benchmark securities, bid and offers. These valuations are Level 2 measurements.

•

Mortgage-backed securities are valued primarily using data from third-party pricing services for similar securities as applicable. Pricing from these third-party services is generally based on a market approach using observable inputs such as benchmark yields, reported trades, broker/dealer quotes, benchmark securities, TBA prices, issuer spreads, bids and offers, monthly payment information, and collateral performance, as applicable. These valuations are Level 2 measurements. Where such comparable data is not available, the Company develops valuations based on assumptions that are not readily observable in the market place; these valuations are Level 3 measurements.

•

Obligations of states and political subdivisions are generally based on data from third-party pricing services. The valuations are based on a market approach using observable inputs such as benchmark yields, Municipal Securities Rulemaking Board (“MSRB”) reported trades, material event notices and new issue data. These valuations are Level 2 measurements. Where such comparable data is not available, the Company develops valuations based on assumptions that are not readily observable in the market place; these valuations are Level 3 measurements. For example, auction-rate securities fall into this category. For these instruments, internal pricing models assume converting the securities into fixed-rate debt securities with similar credit ratings and maturity dates based on management’s estimates of the term of the securities. Assumed terms generally fall within a range of one to four years.

•

Other debt securities are valued based on Level 1, 2 and 3 measurements, depending on pricing methodology selected and are valued primarily using data from third-party pricing services. Pricing from these third-party pricing services is generally based on a market approach using observable inputs such as benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, bids and offers, and Trade Reporting and Compliance Engine (“TRACE”) reported trades.

•	Equity securities are valued based on quoted market prices of identical assets on active exchanges; these valuations are Level 1 measurements.

A portion of Regions’ trading account assets and the majority of trading liabilities and securities available for sale are valued using third-party pricing services. To validate pricing related to investment securities held in the trading account assets and liabilities portfolios, pricing received from third-party pricing services is compared to available market data for reasonableness and/or pricing information from other third-party pricing services. Insignificant pricing adjustments may be made by traders to individual securities based upon the trader’s opinion of value. When such adjustments are made, Regions classifies the measurement as a Level 3 measurement.

To validate pricing related to liquid investment securities, which represent the vast majority of the available for sale portfolio (e.g., mortgage-backed securities), Regions compares price changes received from the pricing service to overall changes in market factors in order to validate the pricing received. To validate pricing received on less liquid investment securities in the available for sale portfolio, Regions receives pricing from third-party brokers/dealers on a sample of securities that are then compared to the pricing received. The pricing service uses standard observable inputs when available, for example: benchmark yields, reported trades, broker-dealer quotes, issuer spreads, benchmark securities, and bids and offers, among others. For certain security types, additional inputs may be used, or some inputs may not be applicable. It is not customary for Regions to adjust the pricing received for the available for sale portfolio. In the event that prices are adjusted, Regions classifies the measurement as a Level 3 measurement.

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

Mortgage servicing rights consist of residential mortgage servicing rights and are valued using an option-adjusted spread valuation approach, a Level 3 measurement. See Note 7 for information regarding the servicing of financial assets and additional details regarding the assumptions relevant to this valuation.

Derivative assets and liabilities, which primarily consist of interest rate contracts that include futures, options and swaps, are included in other assets and other liabilities (as applicable) on the consolidated balance sheets. Interest rate swaps are predominantly traded in over-the-counter markets and, as such, values are determined using widely accepted discounted cash flow models, which are Level 2 measurements. These discounted cash flow models use projections of future cash payments/receipts that are discounted at mid-market rates. The assumed cash flows are sourced from an assumed yield curve, which is consistent with industry standards and conventions. These valuations are adjusted for the unsecured credit risk at the reporting date, which considers collateral posted and the impact of master netting agreements. For options and futures contracts traded in over-the-counter markets, values are determined using discounted cash flow analyses and option pricing models based on market rates and volatilities, which are Level 2 measurements. Interest rate lock commitments on loans intended for sale, treasury locks and credit derivatives are valued using option pricing models that incorporate significant unobservable inputs, and therefore are Level 3 measurements.

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

Foreclosed property and other real estate is carried in other assets at the lower of the recorded investment in the loan or fair value less estimated costs to sell the property. The fair value for foreclosed property that is based on either observable transactions of similar instruments or formally committed sale prices is classified as a Level 2 measurement. If no formally committed sale price is available, Regions also obtains valuations from professional valuation experts and/or third party appraisers. Updated valuations are obtained on at least an annual basis. Foreclosed property exceeding established dollar thresholds is valued based on appraisals. Appraisals are performed by third-parties with appropriate professional certifications and conform to generally accepted appraisal standards as evidenced by the Uniform Standards of Professional Appraisal Practice. Regions’ policies related to appraisals conform to regulations established by the Financial Institutions Reform, Recovery and Enforcement Act of 1989 and other regulatory guidance. Professional valuations are considered Level 2 measurements because they are based largely on observable inputs. Regions has a centralized appraisal review function that is responsible for reviewing all appraisals for compliance with banking regulations and guidelines as well as appraisal standards. Based on these reviews, Regions may make adjustments to the market value conclusions determined in the appraisals of real estate (either as other real estate or loans held for sale) when the appraisal review function determines that the valuation is based on inappropriate assumptions or where the conclusion is not sufficiently supported by the market data presented in the appraisal. Adjustments to the market value conclusions are discussed with the professional valuation experts and/or third party appraisers; the magnitude of the adjustments that are not mutually agreed upon is insignificant. In either event, adjustments, if made, must be based on sufficient information available to support an alternate opinion of market value. An estimated standard discount factor, which is updated at least annually, is applied to the appraisal amount for certain commercial and investor real estate properties when the recorded investment in the loan is transferred into foreclosed property. Internally adjusted valuations are considered Level 3 measurements as management uses assumptions that may not be observable in the market.

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

Loans, (excluding leases), net of unearned income and allowance for loan losses: The fair values of loans, excluding leases, are estimated based on groupings of similar loans by type, interest rate, and borrower creditworthiness. Discounted future cash flow analyses are performed for the groupings incorporating assumptions of current and projected prepayment speeds. Discount rates are determined using the Company’s current origination rates on similar loans, adjusted for changes in current liquidity and credit spreads (if necessary) observed in market pricing.

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

See Note 21 for additional information related to fair value measurements.

RECENT ACCOUNTING PRONOUNCEMENTS AND ACCOUNTING CHANGES

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

In June 2009, the FASB issued accounting guidance modifying how a company determines when a VIE should be consolidated. It also requires a qualitative assessment of an entity’s determination of the primary beneficiary of a VIE based on whether the entity 1) has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance, and 2) has the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. An ongoing reassessment is also required to determine whether a company is the primary beneficiary of a VIE as well as additional disclosures about a company’s involvement in VIEs. This guidance is effective for fiscal years beginning after November 15, 2009 and its adoption did not have a material impact to the consolidated financial statements.

In August 2009, the FASB issued updated guidance to further guidance on how to measure the fair value of a liability and is effective for the first reporting period beginning after August 26, 2009. The adoption of this guidance did not have a material impact to the consolidated financial statements.

In January 2010, the FASB issued accounting guidance regarding disclosures of fair value measurements. The guidance requires additional disclosures related to the transfers in and out of fair value hierarchy and the activity of Level 3 financial instruments. The guidance also provides clarification for the classification of financial instruments and the discussion of inputs and valuation techniques. The new disclosures and clarification are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures related to the activity of Level 3 financial instruments. Those disclosures are effective for periods beginning after December 15, 2010 and for interim periods within those years. All provisions of the guidance were adopted by Regions during the first quarter of 2010. See the “Fair Value Measurements” section above and Note 21 for additional information regarding fair value measurements.

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

In July 2010, the FASB issued accounting guidance related to disclosures about the credit quality of financing receivables and the allowance for credit losses. The amended guidance applies to all financing receivables except for short-term trade receivables and receivables measured at either fair value or the lower of cost or fair value. The objective of the amendment is disclosure of information that enables financial statement users to understand the nature of inherent credit risks, the entity’s method of analysis and assessment of credit risk in estimating the allowance for credit losses, and the reasons for changes in both the receivables and allowances when examining a creditor’s portfolio of financing receivables and its allowance for losses. Under the new guidance, the disaggregation of financing receivables will be disclosed by portfolio segment or by class of financing receivable. The amended guidance is applicable to period-end balances beginning with the first interim or annual reporting period ending on or after December 15, 2010. Regions adopted this guidance as of December 31, 2010 for the disclosures related to end of period financial reporting. See Note 6 for additional information regarding the allowance for credit losses.

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

In January 2011, the FASB issued accounting guidance temporarily deferring the effective date for when public-entity creditors are required to provide new disclosures, which were addressed in previously issued guidance regarding receivables, for TDRs. The deferred effective date coincides with the effective date for the clarified guidance about what constitutes a TDR for creditors, which was issued in April 2011 by the FASB. Regions applied the clarified definition to all loans modified after January 1, 2011, and reported any newly identified TDRs beginning with third quarter financial reporting. The adoption of the standard did not materially impact the overall level of the allowance for loan losses. The guidance also requires new disclosures for TDRs, which were implemented with third quarter financial reporting. See Note 6 for a description of the impact of the new guidance as well as the newly-required disclosures.

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

In May 2011, the FASB issued new guidance to create a uniform framework for applying fair value measurement principles for companies around the world. The new guidance eliminates differences between GAAP and International Financial Reporting Standards (“IFRS”) issued by the International Accounting Standards Board. New disclosures required by the guidance include: quantitative information about the significant unobservable inputs used for Level 3 measurements; a qualitative discussion about the sensitivity of recurring Level 3 measurements to changes in the unobservable inputs disclosed, including the interrelationship between inputs; and a description of the company’s valuation processes. This guidance is effective for interim and annual periods beginning after December 15, 2011, and all amendments will be applied prospectively with any changes in measurements recognized in income in the period of adoption. Regions is assessing the amended guidance and does not expect a material impact upon adoption.

In June 2011, the FASB issued new guidance amending disclosure requirements for the presentation of comprehensive income. The guidance eliminates the option to present components of other comprehensive income (“OCI”) as part of the statement of changes in shareholders’ equity. All changes in OCI will be presented either in a single continuous statement of comprehensive income or in two separate but consecutive financial statements. The guidance does not change the items that must be reported in OCI. This guidance is effective for fiscal years and interim reporting periods within those years beginning after December 15, 2011 with early adoption permitted. The adoption of this guidance will not impact Regions’ consolidated financial position, results of operations or cash flows and will only impact the presentation of OCI in the consolidated financial statements.

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

In December 2011, the FASB issued new accounting guidance that eliminates offsetting of financial instruments disclosure differences between GAAP and IFRS. New disclosures will be required for recognized financial instruments, such as derivatives, repurchase agreements, and reverse repurchase agreements, that are either (1) offset on the balance sheet in accordance with the FASB’s offsetting guidance or (2) subject to an enforceable master netting arrangement or similar agreement, regardless of whether they are offset in accordance with the FASB’s offsetting guidance. The objective of the new disclosure requirements is to enable users of the financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments. This amended guidance will be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. The adoption of this guidance, which involves disclosure only, will not impact Regions’ consolidated financial position or results of operations.

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

Regions owns the common stock of subsidiary business trusts, which have issued mandatorily redeemable preferred capital securities (“trust preferred securities”) in the aggregate of approximately $1 billion at the time of issuance. These trusts meet the definition of a VIE of which Regions is not the primary beneficiary; the trusts’ only assets are junior subordinated debentures issued by Regions, which were acquired by the trusts using the proceeds from the issuance of the trust preferred securities and common stock. The junior subordinated debentures are included in long-term borrowings (see Note 12) and Regions’ equity interests in the business trusts are included in other assets on the consolidated balance sheets. Interest expense on the junior subordinated debentures is reported in interest expense on long-term borrowings. For regulatory reporting and capital adequacy purposes, the Federal Reserve Board has indicated that such trust preferred securities currently constitute Tier 1 capital, but beginning in 2013, trust preferred securities will be phased out as an allowable component of Tier 1 capital over a three-year period.

Regions Morgan Keegan Timberland Group, a wholly-owned subsidiary of Regions that is managed by the trust division, operates and acts as trustee for timber land and related assets in timber land funds, primarily serving institutional investors. These funds individually meet the definition of a VIE, of which Regions is not the primary beneficiary, and collectively meet the criteria for a qualified asset manager; accordingly, Regions Morgan Keegan Timberland Group does not currently consolidate these funds. The accounting standard related to consolidation accounting for qualified asset managers is expected to be revisited at some point in the future.

Regions periodically invests in various limited partnerships that sponsor affordable housing projects, which are funded through a combination of debt and equity. These partnerships meet the definition of a VIE. Due to the nature of the management activities of the general partner, Regions is not the primary beneficiary of these partnerships and accounts for these investments in other assets on the consolidated balance sheets using the equity method. Regions reports its equity share of the partnership gains and losses as an adjustment to non-interest income. Regions reports its commitments to make future investments in other liabilities on the consolidated balance sheets. The Company also receives tax credits, which are reported as a reduction of income tax expense (or increase to income tax benefit). Additionally, Regions has short-term construction loans or letters of credit commitments with certain limited partnerships. The funded portion of the short-term loans and letters of credit is classified as commercial and industrial loans on the consolidated balance sheets.

A summary of Regions’ equity method investments and related loans and letters of credit, representing Regions’ maximum exposure to loss as of December 31 is as follows:

	2011	2010
	(In millions)
Equity method investments included in other assets	$873	$893
Unfunded commitments included in other liabilities	184	196
Short-term construction loans and letters of credit commitments	180	213
Funded portion of short-term loans and letters of credit	59	61

NOTE 3. DISCONTINUED OPERATIONS

On January 11, 2012, Regions entered into a stock purchase agreement to sell Morgan Keegan & Company, Inc. and related affiliates to Raymond James Financial Inc., for approximately $930 million in cash. As part of the transaction, Morgan Keegan will also pay Regions a dividend of $250 million before closing, pending regulatory approval, resulting in total proceeds of approximately $1.18 billion to Regions, subject to adjustment. The transaction is anticipated to close around the end of the first quarter of 2012, subject to regulatory approvals and customary closing conditions. Morgan Asset Management and Regions Morgan Keegan Trust are not included in the sale.

The transaction purchase price is subject to adjustment based on the closing tangible book value of the entities being sold and retention of Morgan Keegan associates as of 90 days post-closing. Regions believes any adjustments to the sales price will not have a material impact to the consolidated financial statements. Regions will indemnify Raymond James for all litigation matters related to pre-closing activities. See Note 23 “Commitments, Contingencies and Guarantees” and Note 25 “Subsequent Event” to the consolidated financial statements for related discussions.

In connection with the agreement, the results of the entities being sold are reported in the Company’s consolidated statements of operations separately as discontinued operations for all periods presented because the pending sale met all of the criteria for reporting as discontinued operations at December 31, 2011.

The following table represents the condensed results of operations for discontinued operations for the years ended December 31:

	Year Ended December 31
	2011	2010	2009
	(In millions, except per share data)
Interest income	$37	$52	$55
Interest expense	6	9	13

Net interest income	31	43	42
Non-interest income:
Brokerage, investment banking and capital markets	938	990	950
Other	57	52	40

Total non-interest income	995	1,042	990
Non-interest expense:
Salaries and employee benefits	644	678	634
Net occupancy expense	36	37	32
Furniture and equipment expense	30	27	30
Goodwill impairment	492	—	—
Regulatory charge	—	125	—
Other	232	259	270

Total non-interest expense	1,434	1,126	966

Income (loss) from discontinued operations before income taxes	(408)	(41)	66
Income tax expense (benefit)	(4)	30	23

Income (loss) from discontinued operations, net of tax	$(404)	$(71)	$43

Earnings (loss) per common share from discontinued operations:
Basic	$(0.32)	$(0.06)	$0.04
Diluted	$(0.32)	$(0.06)	$0.04

A summary of the major categories of assets and liabilities (including related deferred taxes) of the entities being sold as of December 31 is as follows:

	2011	2010
	(In millions)
Assets:
Cash and due from banks	$232	$69
Securities purchased under agreements to resell	200	196
Trading account assets	1,088	975
Other interest-earning assets	340	404
Goodwill	—	545
Other assets	944	817

Total assets	$2,804	$3,006

Liabilities:
Securities sold under agreements to repurchase	$253	$177
Other short-term borrowings	678	593
Long-term borrowings	—	35
Other liabilities	914	889

Total liabilities	$1,845	$1,694

NOTE 4. SECURITIES

The amortized cost, gross unrealized gains and losses, and estimated fair value of securities available for sale and securities held to maturity are as follows:

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(In millions)
Securities available for sale:
U.S. Treasury securities	$95	$3	$—	$98
Federal agency securities	147	—	—	147
Obligations of states and political subdivisions	24	12	—	36
Mortgage-backed securities:
Residential agency	21,688	494	(7)	22,175
Residential non-agency	15	1	—	16
Commercial agency	318	8	—	326
Commercial non-agency	314	7	—	321
Corporate and other debt securities	539	5	(7)	537
Equity securities	817	2	(4)	815

	$23,957	$532	$(18)	$24,471

Securities held to maturity:
U.S. Treasury securities	$4	$—	$—	$4
Federal agency securities	3	—	—	3
Mortgage-backed securities:
Residential agency	9	1	—	10

	$16	$1	$—	$17

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Securities available for sale:
U.S. Treasury securities	$85	$6	$—	$91
Federal agency securities	16	—	—	16
Obligations of states and political subdivisions	23	7	—	30
Mortgage-backed securities:
Residential agency	21,735	265	(155)	21,845
Residential non-agency	20	2	—	22
Commercial agency	113	2	(3)	112
Commercial non-agency	103	—	(3)	100
Other debt securities	27	—	(2)	25
Equity securities	1,047	1	—	1,048

	$23,169	$283	$(163)	$23,289

Securities held to maturity:
U.S. Treasury securities	$5	$1	$—	$6
Federal agency securities	5	—	—	5
Mortgage-backed securities:
Residential agency	12	1	—	13
Other debt securities	2	—	—	2

	$24	$2	$—	$26

Morgan Keegan had approximately $2 million and $1 million in securities available for sale at December, 31, 2011 and 2010, respectively. Morgan Keegan had no securities held to maturity at December 31, 2011 and approximately $2 million at December 31, 2010.

Equity securities in the tables above included the following amortized cost related to Federal Reserve Bank stock and Federal Home Loan Bank (“FHLB”) stock. Shares in the Federal Reserve Bank and FHLB are accounted for at amortized cost, which approximates fair value.

	December 31
	2011	2010
	(In millions)
Federal Reserve Bank	$481	$471
Federal Home Loan Bank	219	419

Securities with carrying values of $14.3 billion and $15.4 billion at December 31, 2011 and 2010, respectively, were pledged to secure public funds, trust deposits and certain borrowing arrangements.

The amortized cost and estimated fair value of securities available for sale and securities held to maturity at December 31, 2011, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value

	(In millions)
Securities available for sale:
Due in one year or less	$67	$67
Due after one year through five years	301	303
Due after five years through ten years	323	323
Due after ten years	114	125
Mortgage-backed securities:
Residential agency	21,688	22,175
Residential non-agency	15	16
Commercial agency	318	326
Commercial non-agency	314	321
Equity securities	817	815

	$23,957	$24,471

Securities held to maturity:
Due in one year or less	$3	$3
Due after one year through five years	4	4
Due after five years through ten years	—	—
Due after ten years	—	—
Mortgage-backed securities:
Residential agency	9	10

	$16	$17

The following tables present gross unrealized losses and estimated fair values of securities available for sale at December 31, 2011 and 2010. There were no gross unrealized losses on debt securities held to maturity at both December 31, 2011 and 2010. These securities are segregated between investments that have been in a continuous unrealized loss position for less than twelve months and twelve months or more.

	December 31, 2011
	Less Than Twelve Months		Twelve Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
			(In millions)
Mortgage-backed securities:
Residential agency	$1,778	$(7)	$—	$—	$1,778	$(7)
Commercial agency	—	—	—	—	—	—
Commercial non-agency	—	—	—	—	—	—
All other securities	291	(9)	5	(2)	296	(11)

	$2,069	$(16)	$5	$(2)	$2,074	$(18)

	December 31, 2010
	Less Than Twelve Months		Twelve Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
			(In millions)
Mortgage-backed securities:
Residential agency	$11,023	$(155)	$—	$—	$11,023	$(155)
Commercial agency	94	(3)	—	—	94	(3)
Commercial non-agency	100	(3)	—	—	100	(3)
All other securities	—	—	5	(2)	5	(2)

	$11,217	$(161)	$5	$(2)	$11,222	$(163)

The Company does not intend to sell, and it is not likely that the Company will be required to sell the securities before the recovery of their amortized cost basis, which may be at maturity. For the securities included in the tables above, management does not believe any individual unrealized loss, which was comprised of 524 securities and 292 securities at December 31, 2011 and 2010, respectively, represented an other-than-temporary impairment as of those dates.

The Company reviews its securities portfolio on a regular basis to determine if there are any conditions indicating that a security has other-than-temporary impairment. Factors considered in this determination include the length of time and the extent to which the market value has been below cost, the credit standing of the issuer, Regions’ intent to sell and whether it is more likely than not that the Company will have to sell the security before its market value recovers. For debt securities, activity related to the credit loss component of other-than-temporary impairment is recognized in earnings, and the portion of other-than-temporary impairment related to all other factors is recognized in other accumulated comprehensive income (loss). Additionally, the Company recognizes impairment of available for sale equity securities when the current market value is below the highest traded price within the past six months. The cost basis of the securities is adjusted to current fair value with the entire offset recorded in the statement of operations. For the years ended December 31, 2011, 2010 and 2009, activity related to the credit loss component for debt securities where a portion of the other-than-temporary impairment was recognized in other comprehensive income is as follows:

	2011	2010	2009
	(In millions)
Balance, January 1	$—	$—	$—
Additions for the credit loss component of other-than-temporary impairments of debt securities recognized in earnings where a portion of the impairment was charged to other comprehensive income (loss)	—	—	47
Reductions for the sale of securities where a portion of the impairment was previously charged to other comprehensive income	—	—	(47)

Balance, December 31	$—	$—	$—

The following tables provide details of other-than-temporary impairment charges for the years ended December 31:

	2011	2010	2009
	(In millions)
Non-agency residentail mortgage-backed securities:
Gross charges(1)	$—	$—	$238
Non-credit charges to other comprehensive income (loss)	—	—	(191)

Other-than-temporary impairment(2)	—	—	47
Municipal securities, gross charges(3)	—	—	16
Corporate and other debt securities(3)	—	1	—
Equity securities, gross charges(3)	2	1	12

Total gross charges(1)	$2	$2	$266

Total other-than-temporary impairment, net(2)	$2	$2	$75

(1)	Includes credit portion reported in earnings and non-credit portion reported in other comprehensive income (loss).
(2)	Net other-than-temporary inpairment reported in earnings.
(3)	All impairment for thoese securities is credit-related; therefore, gross charges equals the net amount reported in earnings.

The Company estimates the amount of losses attributable to credit using a third-party discounted cash flow model that compiles relevant details on the underlying loans’ borrower and collateral performance on a security-by-security basis. Assumptions including delinquencies, default rates, credit subordination support, prepayment rates, and loss severity based on the underlying collateral characteristics and year of origination are considered to estimate the future cash flows. Assumptions used can vary widely from loan to loan, and are influenced by such factors as interest rates, geography, borrower specific data and underlying collateral. Expected future cash flows are then calculated using a discount rate that management believes a market participant would consider in determining the fair value. Based on the results of the estimated future cash flows, the Company determines the amount of estimated losses related to credit and the remaining unrealized loss for which recovery is expected. Significant weighted-average assumptions specific to non-agency residential mortgage-backed securities for which other-than-temporary impairment was recorded during 2009 include a 22.9 percent collateral default rate projection, 9.2 percent credit subordination support and 14.2 percent delinquency rate. There was no other-than-temporary impairment related to credit loss where the remaining unrealized loss recovery was expected during 2011 or 2010.

Proceeds from sale, gross gains and gross losses from continuing operations on sales of available for sale securities are shown in the table below. The cost of securities sold is based on the specific identification method.

	For the Years Ended December 31
	2011	2010	2009
		(In millions)
Proceeds	$7,859	$10,340	$5,451
Gross securities gains	112	424	187
Gross securities losses	—	(30)	(118)

Net securities gains (losses)	$112	$394	$69

The following table details net gains (losses) for trading account securities for the years ended December 31:

	For the Years Ended December 31
	2011	2010	2009
		(In millions)
Total net gains	$32	$52	$60
Unrealized portion	(7)	30	27

Morgan Keegan had approximately $35 million, $51 million, and $52 million in total net gains associated with trading account securities for the years ended December 31, 2011, 2010 and 2009, respectively.

NOTE 5. LOANS

The loan portfolio, net of unearned income, at December 31 consisted of the following:

	2011	2010
	(In millions, net of unearned income)
Commercial and industrial	$24,522	$22,540
Commercial real estate mortgage—owner occupied	11,166	12,046
Commercial real estate construction—owner occupied	337	470

Total commercial	36,025	35,056
Commercial investor real estate mortgage	9,702	13,621
Commercial investor real estate construction	1,025	2,287

Total investor real estate	10,727	15,908
Residential first mortgage	13,784	14,898
Home equity	13,021	14,226
Indirect	1,848	1,592
Consumer credit card	987	—
Other consumer	1,202	1,184

Total consumer	30,842	31,900

	$77,594	$82,864

During 2011, Regions purchased approximately $1.1 billion of Regions-branded credit card accounts from FIA Card Services. The purchase included approximately $1.0 billion in consumer credit card accounts with the remainder in small business credit card accounts, which are included in the commercial and industrial portfolio class.

During 2011, Regions also purchased approximately $675 million in indirect loans from a third party.

The loan portfolio is diversified geographically, primarily within Alabama, Arkansas, Florida, Georgia, Illinois, Indiana, Iowa, Kentucky, Louisiana, Mississippi, Missouri, North Carolina, South Carolina, Tennessee, Texas and Virginia.

Regions considers its investor real estate (specifically loans secured by land, multi-family and retail) and home equity loans secured by second liens in Florida to be concentrations resulting from continued economic pressures and downturns in the real estate market. Land totaled $857 million at December 31, 2011 as compared to $1.6 billion at December 31, 2010. Multi-family and retail totaled $4.9 billion at December 31, 2011 as compared to $7.3 billion at December 31, 2010. The credit quality of the investor real estate portfolio segment is sensitive to risks associated with construction loans such as cost overruns, project completion risk, general contractor credit risk, environmental and other hazard risks, and market risks associated with the sale or rental of completed properties. The portion of the home equity portfolio where the collateral is comprised of second liens in Florida was $2.8 billion and $3.2 billion at December 31, 2011 and 2010, respectively.

The following table includes certain details related to loans, net of unearned income for the years ended December 31:

	For the Years Ended December 31
	2011	2010
	(In millions)
Unearned income	$870	$1,042
(Unamortized fees) and deferred loan costs, net	(27)	14
Unamortized discounts, net	21	23

The following tables include details regarding Regions’ investment in leveraged leases included within the commercial and industrial loan portfolio class as of and for the years ended December 31:

	2011	2010
	(In millions)
Rentals receivable	$855	$1,040
Estimated residuals on leveraged leases	315	315
Unearned income on leveraged leases	703	844

	For the Years Ended December 31
	2011	2010	2009
	(In millions)
Pre-tax income from leveraged leases	$46	$67	$100
Income tax expense on income from leveraged leases	45	53	72

The income above does not include leveraged lease termination gains of $8 million, $78 million and $587 million with related income tax expense of zero, $74 million and $589 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Of the balances at December 31, 2011 and 2010, approximately $4.3 billion and $2.3 billion, respectively, of residential first mortgage loans on one-to-four family dwellings, as well as $10.4 billion and $11.5 billion, respectively, of home equity loans held by Regions were pledged to secure borrowings from the FHLB (see Note 12 for further discussion). At December 31, 2011, approximately $9.0 billion of commercial and industrial loans, $9.7 billion of owner-occupied commercial real estate and investor real estate loans and $709 million of other consumer loans held by Regions were pledged to the Federal Reserve Bank. At December 31, 2010, approximately $9.8 billion of commercial and industrial loans, $15.9 billion of owner-occupied commercial real estate and investor real estate loans and $1.1 billion of other consumer loans held by Regions were pledged to the Federal Reserve Bank.

Directors and executive officers of Regions and its principal subsidiaries, including the directors’ and officers’ families and affiliated companies, are loan and deposit customers and have other transactions with Regions in the ordinary course of business. Total loans to these persons (excluding loans which in the aggregate do not exceed $60,000 to any such person) at December 31, 2011 and 2010 were approximately $154 million and $156 million, respectively. These loans were made in the ordinary course of business and on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other persons and involve no unusual risk of collectability.

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

CALCULATION OF ALLOWANCE FOR CREDIT LOSSES

Commercial and Investor Real Estate Components

Impaired Loans

For non-accrual commercial and investor real estate loans (including TDRs) equal to or greater than $2.5 million, the allowance for loan losses is based on specific evaluation considering the facts and circumstances specific to each borrower. Beginning in the third quarter of 2011, for commercial and investor real estate accruing TDRs and non-accruing TDRs less than $2.5 million, the allowance for loan losses is based on a discounted cash flow analysis performed at the note level, where projected cash flows reflect credit losses based on statistical information (including historical default information) derived from loans with similar risk characteristics (e.g., credit quality indicator and product type) using probability of default (“PD”) and loss-given default (“LGD”) as described in the following paragraph. Prior to this change, accruing TDRs equal to or greater than $2.5 million were evaluated using the specific identification method, and all TDRs less than $2.5 million were evaluated in the pooled methodology described below. This change in the estimation process did not have a material impact to the overall level of the allowance for loan losses or the provision for loan losses.

Non-Impaired Loans

For all other commercial and investor real estate loans, the allowance for loan losses is calculated at a pool level based on credit quality indicators and product type. A statistically determined PD and LGD are calculated. Historical default information for similar loans is used as an input for the statistical model. Additionally, LGD estimates for certain commercial and investor real estate properties are updated within the allowance calculation quarterly using historical loss information that incorporates standard discount factors applied when those properties are transferred into foreclosed properties. The standard discount factor is based on historical amounts realized upon ultimate disposition of these properties. The pool level allowance is calculated using the PD and LGD estimates.

Prior to 2011, the allowance for accruing non-impaired commercial and investor real estate loans, as well as non-accrual loans in those portfolio segments below $2.5 million, was determined using categories of pools of loans with similar risk characteristics (i.e., pass, special mention, substandard accrual, and non-accrual as defined below). These categories were utilized to develop the associated allowance for loan losses using historical losses. Beginning in 2011, these pools were compiled at a more granular level, and the pool-level allowance was based on the PD and LGD parameters described above. The Company made the change to provide enhanced segmentation, process controls, transparency, governance and information technology controls. The changes in the estimation process did not have a material impact on the overall allowance for credit losses or provision for loan losses.

Consumer Components

For consumer loans, the classes are segmented into pools of loans with similar risk characteristics. For non-TDR consumer loans, historical losses are the primary factor in establishing the allowance allocated to each pool. Regions reviews the historical loss rates for each pool. The twelve month loss rate is the basis for the allocation; it may be adjusted as a result of any deteriorating trends and portfolio growth.

The allowance for loan losses for residential first mortgage TDRs is calculated based on a discounted cash flow analysis on pools of homogeneous loans. Cash flows are projected using the restructured terms and then discounted at the original note rate. The projected cash flows assume a default rate, which is based on historical performance of residential first mortgage TDRs. For home equity TDRs, a historical loss model is used to determine the allowance for loan losses. The default rate for all classes of consumer TDRs is a measure of delinquency, which is considered in both the allowance for loan loss calculation related to consumer TDRs and in the accrual status decisions of TDRs after the modification, for which it is a key determinant along with collateral valuation.

Qualitative Factors

While quantitative allowance methodologies strive to reflect all risk factors, potential imprecision exists in the estimation process due to the inherent time lag of obtaining information and variations between estimates and actual outcomes. Additionally, exposures to industries experiencing various levels of economic stress lead to losses which are not captured in the statistical models. Regions adjusts the allowance in consideration of these factors. The allowance calculation also includes factors which may not be directly measured in the specific or pooled calculations, including:

•	Credit quality trends,

•	Loss experience in particular portfolios,

•	Macroeconomic factors such as unemployment or real estate prices,

•	Changes in risk selection and underwriting standards,

•	Shifts in credit quality of consumer customers which is not yet reflected in the historical data.

Management considers the current level of allowance for credit losses appropriate to absorb losses inherent in the loan portfolio and unfunded commitments. Management’s determination of the appropriateness of the allowance for credit losses, which is based on the factors and risk identification procedures previously discussed, requires the use of judgments and estimations that may change in the future. Specifically, the allowance calculation includes estimates of PD, LGD, amount and timing of expected future cash flows, value of collateral, and qualitative factors such as changes in economic conditions. Changes in the factors used by management to determine the appropriateness of the allowance or the availability of new information could cause the allowance for credit losses to be adjusted in future periods.

Reserve for Unfunded Credit Commitments

The reserve for unfunded credit commitments is based on an analysis of probability of funding and historical losses. The estimate is calculated based on pools of commitments with similar credit characteristics (e.g., product type and summary risk rating). The pool-level commitment balance is multiplied by a probability of funding and a loss factor, which is based on historical losses adjusted for current conditions to arrive at the reserve.

ROLLFORWARD OF ALLOWANCE FOR CREDIT LOSSES

The following table presents an analysis of the allowance for credit losses by portfolio segment for the year ended December 31, 2011. The total allowance for credit losses as of December 31, 2011 is then disaggregated to detail the amounts derived through individual evaluation and the amounts calculated through collective evaluation. The allowance for credit losses related to individually evaluated loans includes reserves for non-accrual loans and leases equal to or greater than $2.5 million. The allowance for credit losses related to collectively evaluated loans includes the remainder of the portfolio.

	2011
	Commercial	Investor Real Estate	Consumer	Total

		(In millions)
Allowance for loan losses, January 1, 2011	$1,055	$1,370	$760	$3,185
Provision for loan losses	475	468	587	1,530
Loan losses:
Charge-offs	(550)	(880)	(677)	(2,107)
Recoveries	50	33	54	137

Net loan losses	(500)	(847)	(623)	(1,970)

Allowance for loan losses, December 31, 2011	1,030	991	724	2,745

Reserve for unfunded credit commitments, January 1, 2011	$32	$16	$23	$71
Provision for unfunded credit commitments	(2)	10	(1)	7

Reserve for unfunded credit commitments, December 31, 2011	30	26	22	78

Allowance for credit losses, December 31, 2011	$1,060	$1,017	$746	$2,823

Portion of allowance ending balance:
Individually evaluated for impairment	$101	$169	$1	$271
Collectively evaluated for impairment	959	848	745	2,552

Total allowance evaluated for impairment	$1,060	$1,017	$746	$2,823

Portion of loan portfolio ending balance:
Individually evaluated for impairment	$473	$624	$7	$1,104
Collectively evaluated for impairment	35,552	10,103	30,835	76,490

Total loans evaluated for impairment	$36,025	$10,727	$30,842	$77,594

An analysis of the allowance for credit losses in the aggregate for the years ended December 31, 2010 and 2009 follows:

	2010	2009
	(In millions)
Allowance for loan losses at beginning of year	$3,114	$1,826
Provision for loan losses	2,863	3,541
Loan losses:
Charge-offs	(2,912)	(2,369)
Recoveries	120	116

Net loan losses	(2,792)	(2,253)

Allowance for loan losses at end of year	$3,185	$3,114

Reserve for unfunded credit commitments at beginning of year	$74	$74
Provision for unfunded credit commitments	(3)	—

Reserve for unfunded credit commitments at end of year	71	74

Allowance for credit losses at end of year	$3,256	$3,188

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

Consumer—The consumer loan portfolio segment includes residential first mortgage, home equity, indirect, consumer credit card, and other consumer loans. Residential first mortgage loans represent loans to consumers to finance a residence. These loans are typically financed over a 15 to 30 year term and, in most cases, are extended to borrowers to finance their primary residence. Home equity lending includes both home equity loans and lines of credit. This type of lending, which is secured by a first or second mortgage on the borrower’s residence, allows customers to borrow against the equity in their home. Real estate market values as of the time the loan or line is secured directly affect the amount of credit extended and, in addition, changes in these values impact the depth of potential losses. Indirect lending, which is lending initiated through third-party business partners, is largely comprised of loans made through automotive dealerships. Consumer credit card includes approximately 500,000 Regions branded consumer credit card accounts purchased during 2011 from FIA Card Services. Other consumer loans include direct consumer installment loans and overdrafts. Loans in this portfolio segment are sensitive to unemployment and other key consumer economic measures.

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

•	Non-accrual—includes obligations where management has determined that full payment of principal and interest is in doubt and includes the substandard non-accrual, doubtful and loss categories.

Substandard accrual and non-accrual loans are often collectively referred to as “classified.” Special mention, substandard accrual, and non-accrual loans are often collectively referred to as “criticized and classified.”

Classes in the consumer portfolio segment are disaggregated by accrual status. As described in detail above, the associated allowance for credit losses is based on historical losses of the various classes adjusted for current economic conditions.

	December 31, 2011
	Pass	Special Mention	Substandard Accrual	Non-accrual	Total
	(In millions)
Commercial and industrial	$22,952	$479	$634	$457	$24,522
Commercial real estate mortgage—owner occupied	9,773	262	541	590	11,166
Commercial real estate construction—owner occupied	275	27	10	25	337

Total commercial	$33,000	$768	$1,185	$1,072	$36,025

Commerical investor real estate mortgage	6,851	756	1,361	734	9,702
Commercial investor real estate construction	531	113	201	180	1,025

Total investor real estate	$7,382	$869	$1,562	$914	$10,727

	Accrual	Non-accrual	Total
	(In millions)
Residential first mortgage	$13,534	$250	$13,784
Home equity	12,885	136	13,021
Indirect	1,848	—	1,848
Consumer credit card	987	—	987
Other consumer	1,202	—	1,202

Total consumer	$30,456	$386	$30,842

			$77,594

	December 31, 2010
	Pass	Special Mention	Substandard Accrual	Non-accrual	Total
	(In millions)
Commercial and industrial	$20,764	$517	$792	$467	$22,540
Commercial real estate mortgage—owner occupied	10,344	283	813	606	12,046
Commercial real estate construction—owner occupied	393	25	23	29	470

Total commercial	$31,501	$825	$1,628	$1,102	$35,056

Commerical investor real estate mortgage	8,755	1,300	2,301	1,265	13,621
Commercial investor real estate construction	904	342	589	452	2,287

Total investor real estate	$9,659	$1,642	$2,890	$1,717	$15,908

	Accrual	Non-accrual	Total
	(In millions)
Residential first mortgage	$14,613	$285	$14,898
Home equity	14,170	56	14,226
Indirect	1,592	—	1,592
Other consumer	1,184	—	1,184

Total consumer	$31,559	$341	$31,900

			$82,864

AGING ANALYSIS

The following tables include an aging analysis of days past due (DPD) for each portfolio class:

	December 31, 2011
	Accrual Loans
	30-59 DPD	60-89 DPD	90+ DPD	Total 30+ DPD	Total Accrual	Non-accrual	Total
	(In millions)
Commercial and industrial	$38	$23	$28	$89	$24,065	$457	$24,522
Commercial real estate mortgage—owner occupied	47	23	9	79	10,576	590	11,166
Commercial real estate construction—owner occupied	3	1	—	4	312	25	337

Total commercial	88	47	37	172	34,953	1,072	36,025

Commercial investor real estate mortgage	34	42	13	89	8,968	734	9,702
Commercial investor real estate construction	23	5	—	28	845	180	1,025

Total investor real estate	57	47	13	117	9,813	914	10,727

Residential first mortgage	187	100	284	571	13,534	250	13,784
Home equity	121	77	93	291	12,885	136	13,021
Indirect	26	7	2	35	1,848	—	1,848
Consumer credit card	8	5	14	27	987	—	987
Other consumer	20	6	4	30	1,202	—	1,202

Total consumer	362	195	397	954	30,456	386	30,842

	$507	$289	$447	$1,243	$75,222	$2,372	$77,594

	December 31, 2010
	Accrual Loans
	30-59 DPD	60-89 DPD	90+ DPD	Total 30+ DPD	Total Accrual	Non-accrual	Total
	(In millions)
Commercial and industrial	$60	$43	$9	$112	$22,073	$467	$22,540
Commercial real estate mortgage—owner occupied	47	54	6	107	11,440	606	12,046
Commercial real estate construction—owner occupied	3	—	1	4	441	29	470

Total commercial	110	97	16	223	33,954	1,102	35,056

Commercial investor real estate mortgage	120	91	5	216	12,356	1,265	13,621
Commercial investor real estate construction	30	12	1	43	1,835	452	2,287

Total investor real estate	150	103	6	259	14,191	1,717	15,908

Residential first mortgage	185	118	359	662	14,613	285	14,898
Home equity	146	78	198	422	14,170	56	14,226
Indirect	29	8	2	39	1,592	—	1,592
Other consumer	22	6	4	32	1,184	—	1,184

Total consumer	382	210	563	1,155	31,559	341	31,900

	$642	$410	$585	$1,637	$79,704	$3,160	$82,864

IMPAIRED LOANS

The following tables present details related to the Company’s impaired loans. Loans deemed to be impaired include non-accrual commercial and investor real estate loans, excluding leasing, and all TDRs (including accruing commercial, investor real estate, and consumer TDRs). Loans which have been fully charged-off do not appear in the tables below.

	Non-accrual Impaired Loans As of December 31, 2011
			Book Value(3)
	Unpaid Principal Balance(1)	Charge-offs and Payments Applied(2)	Total Impaired Loans on Non- accrual Status	Impaired Loans on Non- accrual Status with No Related Allowance	Impaired Loans on Non- accrual Status with Related Allowance	Related Allowance for Loan Losses	Coverage %(4)
	(Dollars in millions)
Commercial and industrial	$468	$88	$380	$61	$319	$129	46.4%
Commercial real estate mortgage—owner occupied	679	88	591	34	557	192	41.2
Commercial real estate construction—owner occupied	37	12	25	1	24	10	59.5

Total commercial	1,184	188	996	96	900	331	43.8

Commercial investor real estate mortgage	870	136	734	63	671	223	41.3
Commercial investor real estate construction	236	56	180	23	157	62	50.0

Total investor real estate	1,106	192	914	86	828	285	43.1

Residential first mortgage	146	49	97	—	97	15	43.8
Home equity	26	10	16	—	16	2	46.2
Indirect	—	—	—	—	—	—	—
Other consumer	—	—	—	—	—	—	—

Total consumer	172	59	113	—	113	17	44.2

Total	$2,462	$439	$2,023	$182	$1,841	$633	43.5%

	Accruing Impaired Loans As of December 31, 2011
	Unpaid Principal Balance(1)	Charge- offs and Payments Applied(2)	Book Value(3)	Related Allowance for Loan Losses	Coverage %(4)
	(Dollars in millions)
Commercial and industrial	$290	$1	$289	$60	21.0%
Commercial real estate mortgage—owner occupied	205	3	202	30	16.1
Commercial real estate construction—owner occupied	2	—	2	—	—

Total commercial	497	4	493	90	18.9

Commercial investor real estate mortgage	862	7	855	174	21.0
Commercial investor real estate construction	140	—	140	81	57.9

Total investor real estate	1,002	7	995	255	26.1

Residential first mortgage	1,025	12	1,013	148	15.6
Home equity	428	4	424	60	15.0
Indirect	1	—	1	—	—
Other consumer	55	—	55	1	1.8

Total consumer	1,509	16	1,493	209	14.9

Total	$3,008	$27	$2,981	$554	19.3%

The accruing loans in the table above are considered impaired due to their status as a TDR.

	Total Impaired Loans As of December 31, 2011							Year Ended December 31, 2011
			Book Value(3)
	Unpaid Principal Balance(1)	Charge-offs and Payments Applied(2)	Total Impaired Loans	Impaired Loans with No Related Allowance	Impaired Loans with Related Allowance	Related Allowance for Loan Losses	Coverage %(4)	Average Balance	Interest Income Recognized(5)
	(Dollars in millions)
Commercial and industrial	$758	$89	$669	$61	$608	$189	36.7%	$563	$7
Commercial real estate mortgage—owner occupied	884	91	793	34	759	222	35.4	761	5
Commercial real estate construction—owner occupied	39	12	27	1	26	10	56.4	30	—

Total commercial	1,681	192	1,489	96	1,393	421	36.5	1,354	12

Commercial investor real estate mortgage	1,732	143	1,589	63	1,526	397	31.2	1,457	22
Commercial investor real estate construction	376	56	320	23	297	143	52.9	449	4

Total investor real estate	2,108	199	1,909	86	1,823	540	35.1	1,906	26

Residential first mortgage	1,171	61	1,110	—	1,110	163	19.1	1,086	41
Home equity	454	14	440	—	440	62	16.7	410	21
Indirect	1	—	1	—	1	—	—	2	—
Other consumer	55	—	55	—	55	1	1.8	61	4

Total consumer	1,681	75	1,606	—	1,606	226	17.9	1,559	66

Total impaired loans	$5,470	$466	$5,004	$182	$4,822	$1,187	30.2%	$4,819	$104

(1)	Unpaid principal balance represents the contractual obligation due from the customer and includes the net book value plus charge-offs and payments applied.
(2)	Charge-offs and payments applied represents cumulative partial charge-offs taken, as well as interest payments received that have been applied against the outstanding principal balance.
(3)	Book value represents the unpaid principal balance less charge-offs and payments applied; it is shown before any allowance for loan losses.
(4)	Coverage % represents charge-offs and payments applied plus the related allowance as a percent of the unpaid principal balance.
(5)	Interest income recognized represents interest income on loans modified in a TDR, and are therefore considered impaired, which are on accruing status.

	Total Impaired Loans As of December 31, 2010
	Unpaid Principal Balance(1)	Charge- offs and Payments Applied(2)	Book Value(3)	Related Allowance for Loan Losses	Coverage %(4)
	(Dollars in millions)
Commercial and industrial	$545	$124	$421	$102	41.5%
Commercial real estate mortgage—owner occupied	746	96	650	167	35.3
Commercial real estate construction—owner occupied	47	16	31	10	55.3

Total commercial	1,338	236	1,102	279	38.5

Commercial investor real estate mortgage	1,693	273	1,420	319	35.0
Commercial investor real estate construction	638	150	488	154	47.6

Total investor real estate	2,331	423	1,908	473	38.4

Residential first mortgage	1,113	60	1,053	126	16.7
Home equity	378	13	365	46	15.6
Indirect	2	—	2	—	—
Other consumer	65	—	65	1	1.5

Total consumer	1,558	73	1,485	173	15.8

Total impaired loans	$5,227	$732	$4,495	$925	31.7%

(1)	Unpaid principal balance represents the contractual obligation due from the customer and includes the net book value plus charge-offs and payments applied.
(2)	Charge-offs and payments applied represents cumulative partial charge-offs taken, as well as interest payments received that have been applied against the outstanding principal balance.
(3)	Book value represents the unpaid principal balance less charge-offs and payments applied; it is shown before any allowance for loan losses.
(4)	Coverage % represents charge-offs and payments applied plus the related allowance as a percent of the unpaid principal balance.

The average amount of impaired loans was $4.8 billion during 2010. No material amount of interest income was recognized on impaired loans for the years ended December 31, 2010 or 2009.

In addition to the impaired loans detailed in the tables above, there were approximately $328 million in non-performing loans classified as held for sale at December 31, 2011, compared to $304 million at December 31, 2010. These loans are primarily investor real estate, where management does not have the intent to hold the loans for the foreseeable future. The loans are carried at the lower of book basis or an amount approximating the fair value which will be recoverable through the loan sale market. During the year ended December 31, 2011, approximately $767 million in primarily non-performing investor real estate loans were transferred to held for sale; this amount is net of charge-offs of $513 million recorded upon transfer.

At December 31, 2011 and 2010, non-accrual loans including loans held for sale totaled $2.7 billion and $3.5 billion, respectively. The amount of interest income recognized in 2011, 2010 and 2009 on loans prior to migrating to non-accrual status was approximately $23 million, $47 million and $55 million, respectively. If these loans had been current in accordance with their original terms, approximately $122 million, $165 million and $160 million, respectively, would have been recognized on these loans in 2011, 2010 and 2009.

TROUBLED DEBT RESTRUCTURINGS (TDRs)

Clarified Accounting Literature

In January 2011, the FASB issued accounting guidance temporarily deferring the effective date for public-entity creditors to provide new disclosures, which were addressed in previously issued guidance regarding receivables, for TDRs. The deferred effective date coincided with the effective date for clarified guidance about what constitutes a TDR for creditors, which was issued in April 2011 by the FASB. Regions applied the clarified definition beginning with third quarter financial reporting to all loans modified after January 1, 2011.

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

For Regions, the focus of the evaluation of the clarified TDR definition was on workout accommodations, such as renewals and forbearances, for criticized and classified commercial and investor real estate loans. Regions’ business strategy to keep loan maturities short, particularly in the investor real estate portfolio segment, in order to maintain leverage in negotiating with customers drove the renewal activity. Regions often increases or at least maintains the same interest rate, and often receives consideration in exchange for such modifications (e.g., principal paydowns, additional collateral, or additional guarantor support). Therefore, under pre-existing accounting guidance, such modifications were not considered by Regions to be concessionary and were not considered TDRs. However, the new clarification places more emphasis on whether the terms of the modified loan are at a market rate in order to determine if a concession has been made. Under the clarified guidance, a modification is refutably considered by Regions to be a concession if the borrower could not access similar financing at market terms, even if Regions concludes that the borrower will ultimately pay all contractual amounts owed. Therefore, the amount of accruing TDRs increased as a result of the new clarification. As noted above, the original maturities of the notes being modified are relatively short (for example 2-3 years), and the renewed term is typically comparable to the original maturity. Accordingly, Regions considers these modifications to be significant delays in payment. Therefore, extensions must be considered for the TDR determination because the renewed term is significant to the term of the original note.

As a result of the TDR designation, all loans modified in a TDR are considered to be impaired, even if they carry an accruing risk rating. Beginning in the third quarter of 2011, for accruing commercial and investor real estate TDRs (as well as for non-accrual commercial and investor real estate loans less than $2.5 million), Regions based the allowance for loan losses on a discounted cash flow analysis performed at the note level, where projected cash flows reflect credit losses based on statistical information derived from loans with similar risk characteristics (e.g., risk rating and product type). For all commercial and investor real estate non-accrual loans equal to or greater than $2.5 million, consistent with historical practice, the allowance for loan losses is based on a specific evaluation, considering the facts and circumstances specific to each obligation. Because Regions’ past practice was to base the allowance for loan losses for commercial and investor real estate loans on loss content based on risk rating and product type, either through specific evaluation of larger loans, or groups of smaller loans with similar risk characteristics, the adoption of the clarification and the corresponding increase in commercial and investor real estate TDRs did not materially impact the overall level of the allowance for loan losses. As noted above, the clarification did not impact the level of TDRs in the consumer portfolio segment or the related allowance for loan losses.

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

Additionally, as another workout alternative, Regions periodically uses A/B note restructurings when the underlying assets (primarily investor real estate) have a stabilized level of cash flow. An appropriately underwritten A-note will allow for upgraded risk rating, with ultimate return to accrual status upon charge-off of the B-note, and a satisfactory period of performance of the A-note (generally, six months). Regions continues to report A-notes as TDRs, even if upgraded to accrual status. Also, for smaller-dollar commercial customers, Regions may periodically grant interest rate and other term concessions, similar to those under the CAP program as described below.

Modification Activity: Consumer Portfolio Segment

Regions continues to work to meet the individual needs of consumer borrowers to stem foreclosure through the CAP. Regions designed the program to allow for customer-tailored modifications with the goal of keeping customers in their homes and avoiding foreclosure where possible. Modification may be offered to any borrower experiencing financial hardship—regardless of the borrower’s payment status. Under the CAP, Regions may offer a short-term deferral, a term extension, an interest rate reduction, a new loan product, or a combination of these options. For loans restructured under the CAP, Regions expects to collect the original contractually due principal. The gross original contractual interest may be collectible, depending on the terms modified. The length of the CAP modifications ranges from temporary payment deferrals of three months to term extensions for the life of the loan. All such modifications are considered TDRs regardless of the term if there is a concession to a borrower experiencing financial difficulty. Modified loans are subject to policies governing accrual/non-accrual evaluation consistent with all other loans of the same product type. Consumer loans are subject to objective accrual/non-accrual decisions. Under these policies, loans subject to the CAP are charged down to estimated value on or before the month in which the loan becomes 180 days past due. Beginning in the third quarter of 2011, home equity second liens are charged down to estimated value by the end of the month in which the loan becomes 120 days past due. If a partial charge-off is necessary as a result of this evaluation, the loan is placed on non-accrual at that time. Because the program was designed to evaluate potential CAP participants as early as possible in the life cycle of the troubled loan, many of the modifications are finalized without the borrower ever reaching 180 days past due, and with the loans having never been placed on non-accrual. Accordingly, given the positive impact of the restructuring on the likelihood of recovery of cash flows due under the modified terms, accrual status continues to be appropriate for these loans. None of the modified consumer loans listed in the following TDR disclosures were collateral-dependent at the time of modification. At December 31, 2011, approximately $135 million in residential first mortgage TDRs were in excess of 180 days past due and are considered collateral-dependent. At December 31, 2011 approximately $10 million in home equity first lien TDRs were in excess of 180 days past due and $6 million in home equity second lien TDRs were in excess of 120 days past due and are considered collateral dependent.

If loans characterized as TDRs perform according to the restructured terms for a satisfactory period of time, the TDR designation may be removed in a new calendar year if the loan yields a market rate. A minimum of six months’ consecutive payments is required in order to demonstrate a performance history sufficient to remove the TDR designation. The market rate assessment must be made at the date of the modification considering the terms that would be offered to a new borrower with a similar credit profile. Given the types of concessions currently being granted under the CAP as described above, Regions does not expect that the market rate condition will be widely achieved; accordingly, Regions expects loans modified through the CAP to remain identified as TDRs for the remaining term of the loan.

Modifications Considered TDRs and Financial Impact

The majority of Regions’ 2011 commercial and investor real estate TDRs are the result of renewals where the only concession is that the interest rate at renewal is not considered to be a market rate. Consumer TDRs generally involve an interest rate concession. Accordingly, the financial impact of the modifications is best illustrated by the impact to the allowance calculation at the loan or pool level as a result of the loans being considered impaired due to their status as a TDR.

The following table presents loans by class modified in a TDR, and the financial impact of those modifications, for the period presented.

	Year Ended December 31, 2011
			Financial Impact of Modifications Considered TDRs
	Number of Obligors	Recorded Investment	Increase in Allowance at Modification
	(In millions)
Commercial and industrial	986	$670	$3
Commercial real estate mortgage—owner occupied	382	368	8
Commercial real estate construction—owner occupied	17	10	—

Total commercial	1,385	1,048	11
Commercial investor real estate mortgage	640	1,493	14
Commercial investor real estate construction	282	355	4

Total investor real estate	922	1,848	18
Residential first mortgage	1,536	330	42
Home equity	2,050	148	16
Indirect and other consumer	975	13	—

Total consumer	4,561	491	58

	6,868	$3,387	$87

As described previously, the consumer modifications granted by Regions are rate concessions and not forgiveness of principal. The majority of the commercial and investor real estate modifications are renewals where there is no reduction in interest rate or forgiveness of principal. Accordingly, Regions most often does not record a charge-off at the modification date. A limited number of modifications included above are A/B note restructurings, where the B-note is charged off. The total charge-offs recorded for all modifications for the year ended December 31, 2011 were less than $10 million.

Defaulted TDRs

The following table presents TDRs which defaulted during the year ended December 31, 2011, and which were modified in the previous twelve months (i.e., the twelve months prior to the default). For purposes of this disclosure, default is defined as 90 days past due and still accruing for the consumer portfolio segment, and placement on non-accrual status for the commercial and investor real estate portfolio segments. Consideration of defaults in the calculation of the allowance for loan losses is described previously in the description of modifications in each portfolio segment.

Year Ended December 31, 2011
(In millions)
Defaulted During the Period, Where Modified in a TDR Twelve Months Prior to Default
Commercial and industrial	$47
Commercial real estate mortgage—owner occupied	40
Commercial real estate construction—owner occupied	1

Total commercial	88
Commercial investor real estate mortgage	101
Commercial investor real estate construction	12

Total investor real estate	113
Residential first mortgage	64
Home equity	17

Total consumer	81

$282

Commercial and investor real estate loans which were on non-accrual status at the time of the latest modification are not included in the default table above, as they are already considered to be in default at the time of the restructuring. At December 31, 2011, approximately $706 million of commercial and investor real estate loans modified in a TDR during 2011 were on non-accrual status. Approximately 24 percent of this amount was 90 days past due.

At December 31, 2011, Regions had restructured binding unfunded commitments totaling $210 million where a concession was granted and the borrower was in financial difficulty.

NOTE 7. SERVICING OF FINANCIAL ASSETS

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

The table below presents an analysis of mortgage servicing rights for the years ended December 31 under the fair value measurement method:

	2011	2010
	(In millions)
Carrying value, beginning of period	$267	$247
Additions	62	81
Increase (decrease) in fair value:
Due to change in valuation inputs or assumptions	(124)	(32)
Other changes (1)	(23)	(29)

Carrying value, end of period	$182	$267

(1)	Represents economic amortization associated with borrower repayments.

Data and assumptions used in the fair value calculation, as well as the valuation’s sensitivity to rate fluctuations, related to mortgage servicing rights (excluding related derivative instruments) as of December 31 are as follows:

	2011	2010
	(Dollars in millions)
Unpaid principal balance	$26,218	$25,375
Weighted-average prepayment speed (CPR; percentage)	27.8%	13.0%
Estimated impact on fair value of a 10% increase	$(16)	$(14)
Estimated impact on fair value of a 20% increase	$(30)	$(27)
Option-adjusted spread (basis points)	235	657
Estimated impact on fair value of a 10% increase	$(1)	$(6)
Estimated impact on fair value of a 20% increase	$(3)	$(12)
Weighted-average coupon interest rate	5.22%	5.47%
Weighted-average remaining maturity (months)	281	285
Weighted-average servicing fee (basis points)	28.7	28.8

The sensitivity calculations above are hypothetical and should not be considered to be predictive of future performance. Changes in fair value based on adverse changes in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, the effect of an adverse variation in a particular assumption on the fair value of the mortgage servicing rights is calculated without changing any other assumption, while in reality changes in one factor may result in changes in another, which may either magnify or counteract the effect of the change. The derivative instruments utilized by Regions would serve to reduce the estimated impacts to fair value included in the table above.

Regions uses various derivative instruments and/or trading securities to mitigate the effect of changes in the fair value of its mortgage servicing rights in the consolidated statements of operations. The table below presents the impact on the consolidated statements of operations associated with changes in mortgage servicing rights and related derivative and/or trading securities for the years ended December 31:

	Year Ended December 31
	2011	2010	2009
	(In millions)
Net interest income	$—	$3	$20
Capital markets and investment income	—	4	4
Mortgage income	(22)	16	13

Total	$(22)	$23	$37

The following table presents servicing related fees, which includes contractually specified servicing fees, late fees and other ancillary income resulting from the servicing of mortgage loans for the years ended December 31:

	Year Ended December 31
	2011	2010	2009
	(In millions)
Servicing related fees and other ancillary income	$85	$81	$70

Loans are sold in the secondary market with standard representations and warranties regarding certain characteristics such as the quality of the loan, the absence of fraud, the eligibility of the loan for sale and the future servicing associated with the loan. Regions may be required to repurchase these loans at par, or make-whole or indemnify the purchasers for losses incurred when representations and warranties are breached.

Regions maintains a repurchase liability related to mortgage loans sold with representations and warranty provisions. This repurchase liability is reported in other liabilities on the consolidated balance sheets and reflects management’s estimate of losses based on historical repurchase and loss trends, as well as other factors that may result in anticipated losses different from historical loss trends. Adjustments to this reserve are recorded in other non-interest expense on the consolidated statements of operations. The table below presents an analysis of Regions’ repurchase liability, related to mortgage loans sold with representations and warranty provisions, for the years ended December 31:

	2011	2010
	(In millions)
Beginning balance	$32	$30
Additions/(reductions), net	23	18
Losses	(23)	(16)

Ending balance	$32	$32

During 2011, settled repurchase claims were related to one of the following alleged breaches: 1) underwriting guideline violations; 2) misrepresentation of income, assets or employment; or 3) property valuation not supported. These claims stem primarily from the 2006-2008 vintages.

NOTE 8. PREMISES AND EQUIPMENT

A summary of premises and equipment at December 31 is as follows:

	2011	2010
	(In millions)
Land	$492	$509
Premises and improvements	1,706	1,722
Furniture and equipment	1,106	1,115
Software	279	240
Leasehold improvements	425	416
Construction in progress	188	173

	4,196	4,175
Accumulated depreciation and amortization	(1,821)	(1,606)

	$2,375	$2,569

NOTE 9. INTANGIBLE ASSETS

GOODWILL

Goodwill allocated to each reportable segment as of December 31 is presented as follows:

	2011	2010
	(In millions)
Banking/Treasury	$4,691	$4,691
Investment Banking/Brokerage/Trust	—	745
Insurance	125	125

	$4,816	$5,561

A summary of goodwill activity at December 31 is presented as follows:

	2011	2010
	(In millions)
Balance at beginning of year	$5,561	$5,557
Acquisitions of other businesses	—	4
Impairment	(745)	—

Balance at end of year	$4,816	$5,561

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

Regions tested goodwill for impairment periodically during 2011, 2010 and 2009. Due to the deteriorated economic environment in the three years ended December 31, 2011, Regions performed annual impairment tests in the fourth quarters of these periods and interim impairment tests in each quarter of 2011 and 2010 and during the second and third quarters of 2009. The results of these interim and annual tests indicated that goodwill was not impaired as of these test dates, except for the impairment in the Investment Banking/Brokerage/Trust segment during the fourth quarter of 2011.

In the fourth quarter of 2011, Regions assessed the indicators of goodwill impairment for all three reporting units as part of its annual impairment test, as of October 1, 2011, and through the date of the filing of the Annual Report on Form 10-K for the year ended December 31, 2011. The indicators assessed included:

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

Regions utilizes the capital asset pricing model (“CAPM”) in order to derive the base discount rate used in the income approach The inputs to the CAPM include the 20-year risk-free rate, 5-year beta for a select peer set, and the market risk premium based on published data. Once the output of the CAPM is determined, a size premium is added (also based on a published source) as well as a company-specific risk premium, which is an estimate determined by the Company and meant to compensate for the risk inherent in the future cash flow projections and inherent differences (such as business model and market perception of risk) between Regions and the peer set.

Regions uses the public company method and the transaction method as the two market approaches. The public company method applies a value multiplier derived from each reporting unit’s peer group to a financial metric of the reporting unit (e.g. last twelve months of earnings before interest, taxes and depreciation, tangible book value, etc.) and control premium to the respective reporting unit. The control premium is evaluated and compared to similar financial services transactions considering the absolute and relative potential revenue synergies and cost savings. The transaction method applies a value multiplier to a financial metric of the reporting unit based on comparable observed purchase transactions in the financial services industry for the reporting unit (where available).

Regions uses the output from these approaches to determine the estimated fair value of each reporting unit. Listed in the tables below are assumptions used in estimating the fair value of each reporting unit. The tables include the discount rate used in the income approach, the market multiplier used in the market approaches, and the public company method control premium applied to all reporting units.

As of Fourth Quarter 2011	Banking/ Treasury		Investment Banking/ Brokerage/Trust		Insurance

Discount rate used in income approach	15%		15%		11%
Public company method market multiplier(1)	0.7	x	1.4	x	13.0	x
Transaction method market multiplier(2)	1.1	x	1.5	x	n/a

(1)	For the Banking/Treasury and Investment Banking/Brokerage/Trust reporting units, these multipliers are applied to tangible book value. For the Insurance reporting unit, this multiplier is applied to the last twelve months of net income. In addition to the multipliers, a 55 percent control premium is assumed for the Banking/Treasury reporting unit. A 20 percent control premium is assumed for the Investment Banking/Brokerage/Trust reporting unit and a 30 percent control premium for the Insurance reporting unit.
(2)	For the Banking/Treasury and Investment Banking/Brokerage/Trust reporting units, these multipliers are applied to tangible book value.

As of Fourth Quarter 2010	Banking/ Treasury		Investment Banking/ Brokerage/ Trust		Insurance

Discount rate used in income approach	15%		14%		11%
Public company method market multiplier(1)	1.0	x	1.6	x	17.3	x
Transaction method market multiplier(2)	1.3	x	2.1	x	n/a

(1)	For the Banking/Treasury and Investment Banking/Brokerage/Trust reporting units, these multipliers are applied to tangible book value. For the Insurance reporting unit, this multiplier is applied to the last twelve months of net income. In addition to the multipliers, a 30 percent control premium is assumed for each reporting unit.
(2)	For the Banking/Treasury and Investment Banking/Brokerage/Trust reporting units, these multipliers are applied to tangible book value.

In the latter half of 2011, Regions experienced a significant decline in market capitalization relative to prior periods. The large-cap banking sector also experienced a decline in market capitalization albeit not as significant as that of Regions. This resulted in price-to-tangible book values declining and resulted in an overall value conclusion for the Banking/Treasury reporting unit that would be indicative of a distressed sale in the public company method. Accordingly, Regions increased the control premium utilized in that method from 30 percent used in 2010 to 55 percent in the test conducted in the fourth quarter of 2011.

For the Investment Banking/Brokerage/Trust reporting unit, Regions performed and passed Step One of the goodwill impairment test as of the annual test date in the fourth quarter. Subsequent to that test, Regions received bids from buyers interested in purchasing the Morgan Keegan component of the Investment Banking/Brokerage/Trust reporting unit; these bids were significantly below the value indications received from bidders as of October 1, 2011. The collapse and bankruptcy of a large brokerage firm and subsequent market disruptions that occurred in November of 2011 impacted the significant price declines related to this component. Accordingly, Regions tested the goodwill of the Investment Banking/Brokerage/Trust reporting unit as of December 15, 2011 resulting in the reporting unit failing Step One. As a result, Regions conducted Step Two for this reporting unit, which indicated impairment of all of the $745 million of goodwill allocated to the Investment Banking/Brokerage/Trust reporting unit. Apart from the observed decline in the equity value of the reporting unit, the primary drivers of the impairment were recognition of customer and other identifiable intangibles in Step Two that are not required to be recognized in the GAAP financial statements of the reporting unit but must be calculated in the Step Two process. The pre-tax $745 million impairment charge was allocated between continuing operations ($253 million) and discontinued operations ($492 million) based on relative fair values of the equity of the two components of the reporting unit derived in Step One. The goodwill impairment charge is a non-cash item that does not have an adverse impact on regulatory capital.

The valuation methodologies of certain material financial assets and liabilities are discussed in Note 1.

OTHER INTANGIBLES

Other intangibles consist of core deposit intangibles, purchased credit card relationship assets, and customer relationship and employment agreement assets.

A summary of core deposit intangible assets at December 31 is presented as follows:

	2011	2010
	(In millions)
Balance at beginning of year, net	$354	$461
Accumulated amortization, beginning of year	(657)	(550)
Amortization	(95)	(107)

Accumulated amortization, end of year	(752)	(657)

Balance at end of year, net	$259	$354

Regions’ core deposit intangible assets are being amortized on an accelerated basis over a ten-year period.

A summary of Regions’ other intangible assets as of December 31, 2011 and 2010 is presented as follows:

	2011	2010
	(In millions)
Net Book Value	$190	$31
Current Year Amortization	20	13

These other intangible assets resulted from customer relationships and employment agreements related to various acquisitions and are being amortized primarily on an accelerated basis over a period ranging from two to fifteen years. On June 30, 2011, Regions purchased approximately $1.1 billion of credit card receivables of Regions’ existing customers from FIA Card Services. As a result of the transaction, Regions recognized approximately $175 million of purchased credit card relationships, which began amortizing over a fifteen year life on an accelerated basis.

The aggregate amount of amortization expense for core deposit intangible assets, credit card intangibles, and other intangible assets is estimated as follows:

Year Ended December 31
(In millions)
2012	$109
2013	94
2014	79
2015	62
2016	22

Identifiable intangible assets other than goodwill are reviewed at least annually, usually in the fourth quarter, for events or circumstances that could impact the recoverability of the intangible asset. These events could include loss of core deposits, significant losses of credit card accounts and/or balances, increased competition or adverse changes in the economy. To the extent other identifiable intangible assets are deemed unrecoverable, impairment losses are recorded in other non-interest expense to reduce the carrying amount. Regions noted no indicators of impairment for all other identifiable intangible assets.

NOTE 10. DEPOSITS

The following schedule presents a detail of interest-bearing deposits at December 31:

	2011	2010
	(In millions)
Savings accounts	$5,159	$4,668
Interest-bearing transaction accounts	19,388	13,423
Money market accounts—domestic	23,053	27,420
Money market accounts—foreign	378	569
Time deposits	19,378	22,784

Customer deposits	67,356	68,864
Corporate treasury time deposits	5	17

	$67,361	$68,881

The aggregate amount of time deposits of $100,000 or more, including certificates of deposit of $100,000 or more, was $7.7 billion and $8.9 billion at December 31, 2011 and 2010, respectively.

At December 31, 2011, the aggregate amount of maturities of all time deposits (deposits with stated maturities, consisting primarily of certificates of deposit and IRAs) were as follows:

Year Ended December 31
(In millions)
2012	$12,313
2013	4,272
2014	699
2015	1,080
2016	995
Thereafter	24

$19,383

NOTE 11. SHORT-TERM BORROWINGS

Following is a summary of short-term borrowings at December 31:

	2011	2010
	(In millions)
Company funding sources:
Federal funds purchased	$18	$19
Securities sold under agreements to repurchase	969	763
Federal Home Loan Bank advances	—	500
Treasury, tax and loan notes	—	118
Other short-term borrowings	29	95

	1,016	1,495

Customer-related borrowings:
Securities sold under agreements to repurchase	1,346	1,934
Brokerage customer liabilities	394	324
Short-sale liability	256	174
Customer collateral	55	10

	2,051	2,442

	$3,067	$3,937

COMPANY FUNDING SOURCES

The levels of federal funds purchased and securities sold under agreements to repurchase can fluctuate significantly on a day-to-day basis, depending on funding needs and which sources are used to satisfy those needs. All such arrangements are considered typical of the banking and brokerage industries and are accounted for as borrowings. Federal funds purchased had weighted-average maturities of 4 days and 3 days at December 31, 2011, and 2010, respectively. Weighted-average rates paid during 2011, 2010 and 2009 were 0.1%, 0.1% and 0.2%, respectively. Securities sold under agreements to repurchase had weighted-average maturities of 48 days and 27 days at December 31, 2011, and 2010, respectively. Weighted-average rates paid during 2011, 2010 and 2009 were (0.6%), 0.2% and 0.9%, respectively. The negative weighted-average interest rates on securities sold under agreements to repurchase during 2011 were the result of, in part, Regions’ entering into reverse-repurchase agreements. There are times when financing costs associated with these transactions are lower than typical repurchase agreement rates as a result of a supply and demand imbalance in particular collateral. Since short-term repurchase agreement rates were close to zero during the last half of 2011, the supply and demand imbalance related to securities that Regions owned led to negative financing rates.

As another source of funding, the Company utilizes short-term borrowings through the issuance of FHLB advances. FHLB borrowings are used to satisfy short-term and long-term borrowing needs and can also fluctuate between periods. See Note 12 for further discussion of Regions’ borrowing capacity with the FHLB.

Treasury, tax and loan notes consist of borrowings from the Federal Reserve Bank. At December 31, 2011, Regions could borrow a maximum amount of approximately $19.4 billion from the Federal Reserve Bank Discount Window. See Note 5 for loans pledged to the Federal Reserve Bank at December 31, 2011 and 2010.

Other short-term borrowings are related to Morgan Keegan and include borrowings under certain lines of credit that Morgan Keegan maintains with unaffiliated banks. The lines of credit provided for maximum borrowings of $640 million at both December 31, 2011 and 2010.

CUSTOMER-RELATED BORROWINGS

Repurchase agreements are also offered as commercial banking products as short-term investment opportunities for customers. At the end of each business day, customer balances are swept into the agreement account. In exchange for cash, Regions sells the customer securities with a commitment to repurchase them on the following business day. The repurchase agreements are collateralized to allow for market fluctuations. Securities from Regions Bank’s investment portfolio are used as collateral. From the customer’s perspective, the investment earns more than a traditional money market instrument. From Regions’ standpoint, the repurchase agreements are similar to deposit accounts, although they are not insured by the FDIC or guaranteed by the United States or agencies. Regions Bank does not manage the level of these investments on a daily basis as the transactions are initiated by the customers. The level of these borrowings can fluctuate significantly on a day-to-day basis.

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

Customer collateral includes cash collateral posted by customers related to derivative transactions by swap customers of Morgan Keegan.

NOTE 12. LONG-TERM BORROWINGS

Long-term borrowings at December 31 consist of the following:

	2011	2010
	(In millions)
Regions Financial Corporation (Parent):
LIBOR floating rate senior notes due June 2012	$350	$350
4.875% senior notes due April 2013	249	249
7.75% senior notes due November 2014	694	692
5.75% senior notes due June 2015	496	495
7.75% subordinated notes due March 2011	—	502
7.00% subordinated notes due March 2011	—	500
6.375% subordinated notes due May 2012	600	599
7.75% subordinated notes due September 2024	100	100
6.75% subordinated debentures due November 2025	162	162
7.375% subordinated notes due December 2037	300	300
6.625% junior subordinated notes due May 2047	498	498
8.875% junior subordinated notes due June 2048	345	345
Other long-term debt	6	7
Valuation adjustments on hedged long-term debt	87	108

	3,887	4,907

Regions Bank:
Federal Home Loan Bank structured advances	—	200
Other Federal Home Loan Bank advances	1,914	3,515
3.25% senior bank notes due December 2011	—	2,000
4.85% subordinated notes due April 2013	497	494
5.20% subordinated notes due April 2015	347	347
7.50% subordinated notes due May 2018	750	750
6.45% subordinated notes due June 2037	497	497
Other long-term debt	175	376
Valuation adjustments on hedged long-term debt	43	104

	4,223	8,283

	$8,110	$13,190

As of December 31, 2011, Regions had eight issuances of subordinated notes totaling $3.3 billion, with stated interest rates ranging from 4.85% to 7.75%. All issuances of these notes are, by definition, subordinated and subject in right of payment of both principal and interest to the prior payment in full of all senior indebtedness of the Company, which is generally defined as all indebtedness and other obligations of the Company to its creditors, except subordinated indebtedness. Payment of the principal of the notes may be accelerated only in the case of certain events involving bankruptcy, insolvency proceedings or reorganization of the Company. In March of 2011, approximately $1.0 billion of subordinated notes matured. The subordinated notes described above qualify as Tier 2 capital under Federal Reserve guidelines. None of the subordinated notes are redeemable prior to maturity.

In October 2008, the Federal Deposit Insurance Corporation (“FDIC”) announced a new program—the Temporary Liquidity Guarantee Program (“TLGP”)—to strengthen confidence and encourage liquidity in the banking system by guaranteeing newly issued senior unsecured debt of banks, thrifts and certain holding companies, and by providing full coverage of non-interest bearing deposit transaction accounts, regardless of dollar amount. In December 2008, Regions Bank completed an offering of $3.75 billion of qualifying senior bank notes covered by the TLGP. In December 2011, the remaining $2 billion of this offering matured.

Regions has outstanding approximately $843 million of junior subordinated notes (“JSNs”) to affiliated trusts, which contemporaneously issued trust preferred securities which Regions guaranteed.

During 2011, all FHLB structured advances matured. The FHLB structured advances had weighted-average interest rates of 2.5% and 3.1% at December 31, 2010 and 2009, respectively. Other FHLB advances at December 31, 2011, 2010 and 2009 had a weighted-average interest rate of 1.0%, 1.0% and 3.4%, respectively, with maturities ranging from one to twenty years. FHLB borrowings are contingent upon the amount of collateral pledged to the FHLB. Regions has pledged certain residential first mortgage loans on one-to-four family dwellings and home equity lines of credit as collateral for the FHLB advances outstanding. See Note 5 for loans pledged to the FHLB at December 31, 2011 and 2010. Additionally, membership in the FHLB requires an institution to hold FHLB stock, and Regions held $219 million at December 31, 2011 and $419 million at December 31, 2010. During 2010, Regions prepaid approximately $2 billion of FHLB advances, realizing a $108 million pre-tax loss on early extinguishment. These extinguishments were part of the company’s asset/liability management process. Regions’ borrowing availability with the FHLB as of December 31, 2011, based on assets available for collateral at that date, was $5.4 billion.

Other long-term debt at December 31, 2011, 2010 and 2009 had weighted-average interest rates of 5.0%, 2.6% and 2.9%, respectively, and a weighted-average maturity of 10.9 years at December 31, 2011. Regions has $55 million included in other long-term debt in connection with a seller-lessee transaction.

Regions uses derivative instruments, primarily interest rate swaps, to manage interest rate risk by converting a portion of its fixed-rate debt to a variable-rate. The effective rate adjustments related to these hedges are included in interest expense on long-term borrowings. The weighted-average interest rate on total long-term debt, including the effect of derivative instruments, was 3.3%, 3.2% and 3.6% for the years ended December 31, 2011, 2010 and 2009, respectively. Further discussion of derivative instruments is included in Note 20.

The aggregate amount of contractual maturities of all long-term debt in each of the next five years and thereafter is as follows:

	Year Ended December 31
	Regions Financial Corporation (Parent)	Regions Bank

	(In millions)
2012	$951	$902
2013	250	498
2014	695	1,001
2015	496	348
2016	—	2
Thereafter	1,495	1,472

	$3,887	$4,223

In February 2010, Regions filed a shelf registration statement with the U.S. Securities and Exchange Commission. This shelf registration does not have a capacity limit and can be utilized by Regions to issue various debt and equity securities. The registration statement will expire in February 2013.

Regions’ Bank Note program allows Regions Bank to issue up to $20 billion aggregate principal amount of bank notes outstanding at any one time. No issuances have been made under this program as of December 31, 2011. Notes issued under the program may be senior notes with maturities from 30 days to 15 years and subordinated notes with maturities from 5 years to 30 years. These notes are not deposits and they are not insured or guaranteed by the FDIC.

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

The minimum standard for the ratio of total capital to risk-weighted assets is 8 percent. At least 50 percent of that capital level (which equates to a 4 percent minimum) must consist of common equity, undivided profits and non-cumulative perpetual preferred stock, senior perpetual preferred stock issued to the U.S. Treasury under the Capital Purchase Program, minority interests relating to qualifying common or noncumulative perpetual preferred stock issued by a consolidated U.S. depository institution or foreign bank subsidiary, less goodwill, disallowed deferred tax assets and certain other intangibles (“Tier 1 capital”). The remainder (“Tier 2 capital”)

may consist of a limited amount of other preferred stock, mandatorily convertible securities, subordinated debt, and a limited amount of the allowance for loan losses. The sum of Tier 1 capital and Tier 2 capital is “total risk-based capital” or total capital. However, under the Collins Amendment, that was passed as a section of the Dodd-Frank Act, trust preferred securities will be eliminated as an element of Tier 1 capital. This disallowance of trust preferred securities will be phased in from January 1, 2013 to January 1, 2016. Debt or equity instruments issued to the Federal government as part of the CPP are exempt from the Collins Amendment. As of December 31, 2011, Regions had $846 million of trust preferred securities that are subject to the Collins Amendment and $3.5 billion of preferred equity that is exempt from the Collins Amendment.

The minimum guidelines to be considered well capitalized for Total capital and Tier 1 capital are 10 percent and 6 percent, respectively. As of December 31, 2011 and 2010, the most recent notification from Federal banking agencies categorized Regions and its significant subsidiaries as well capitalized under the regulatory framework.

The Company believes that no changes in conditions or events have occurred since December 31, 2011, which would result in changes that would cause Regions or Regions Bank to fall below the well capitalized level.

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

The following tables summarize the applicable holding company and bank regulatory capital requirements. Regions’ capital ratios at December 31, 2011 and 2010 exceeded all regulatory requirements.

	December 31, 2011		Minimum Requirement	To Be Well Capitalized
	Amount	Ratio
		(Dollars in millions)
Tier 1 capital:
Regions Financial Corporation	$12,139	13.28%	4.00%	6.00%
Regions Bank	11,623	12.86	4.00	6.00
Total capital:
Regions Financial Corporation	$15,538	16.99%	8.00%	10.00%
Regions Bank	14,447	15.98	8.00	10.00
Leverage(1) :
Regions Financial Corporation	$12,139	9.91%	3.00%	5.00%
Regions Bank	11,623	9.76	3.00	5.00

(1)	The Leverage ratio requires an additional 100 to 200 basis-point cushion, in certain circumstances, of adjusted quarterly average assets.

	December 31, 2010		Minimum Requirement	To Be Well Capitalized
	Amount	Ratio
		(Dollars in millions)
Tier 1 capital:
Regions Financial Corporation	$11,775	12.40%	4.00%	6.00%
Regions Bank	10,971	11.68	4.00	6.00
Total capital:
Regions Financial Corporation	$15,527	16.35%	8.00%	10.00%
Regions Bank	14,028	14.93	8.00	10.00
Leverage(1) :
Regions Financial Corporation	$11,775	9.30%	3.00%	5.00%
Regions Bank	10,971	8.85	3.00	5.00

(1)	The Leverage ratio requires an additional 100 to 200 basis-point cushion, in certain circumstances, of adjusted quarterly average assets.

Substantially all net assets are owned by subsidiaries. The primary source of operating cash available to Regions is provided by dividends from subsidiaries. Statutory limits are placed on the amount of dividends the subsidiary bank can pay without prior regulatory approval. In addition, regulatory authorities require the maintenance of minimum capital-to-asset ratios at banking subsidiaries. Under the Federal Reserve’s Regulation H, Regions Bank may not, without approval of the Federal Reserve, declare or pay a dividend to Regions if the total of all dividends declared in a calendar year exceeds the total of (a) Regions Bank’s net income for that year and (b) its retained net income for the preceding two calendar years, less any required transfers to additional paid-in capital or to a fund for the retirement of preferred stock. Under Alabama law, Regions Bank may not pay a dividend to Regions in excess of 90 percent of its net earnings until the bank’s surplus is equal to at least 20 percent of capital. Regions Bank is also required by Alabama law to seek the approval of the Alabama Superintendent of Banking prior to the payment of dividends if the total of all dividends declared by Regions Bank in any calendar year will exceed the total of (a) Regions Bank’s net earnings for that year, plus (b) its retained net earnings for the preceding two years, less any required transfers to surplus. The statute defines net earnings as “the remainder of all earnings from current operations plus actual recoveries on loans and investments and other assets, after deducting from the total thereof all current operating expenses, actual losses, accrued dividends on preferred stock, if any, and all federal, state and local taxes.” Regions Bank cannot, without approval from the Federal Reserve and the Alabama Superintendent of Banking, declare or pay a dividend to Regions unless Regions Bank is able to satisfy the criteria discussed in the preceding sentences. In addition to dividend restrictions, Federal statutes also prohibit unsecured loans from banking subsidiaries to the parent company.

In addition, Regions must adhere to various U.S. Department of Housing and Urban Development (“HUD”) regulatory guidelines including required minimum capital to maintain their Federal Housing Administration approved status. Failure to comply with the HUD guidelines could result in withdrawal of this certification. As of December 31, 2011, Regions was in compliance with HUD guidelines. Regions is also subject to various capital requirements by secondary market investors.

NOTE 14. STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

On November 14, 2008, Regions completed the sale of 3.5 million shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A, to the U.S. Treasury as part of the Capital Purchase Program (“CPP”). Regions will pay the U.S. Treasury on a quarterly basis a 5 percent dividend, or $175 million annually, for each of the first five years of the investment, and 9 percent thereafter unless Regions redeems the shares. As part of its purchase of the preferred securities, the U.S. Treasury also received a warrant to purchase 48.3 million shares of Regions’ common stock at an exercise price of $10.88 per share, subject to anti-dilution and other adjustments. The warrant expires ten years from the issuance date. Regions received $3.5 billion from issuance of the Series A preferred shares and the warrant; the warrant is recorded in additional paid-in capital. The fair value allocation of the $3.5 billion between the preferred shares and the warrant resulted in $3.304 billion allocated to the preferred shares and $196 million allocated to the warrant. Accrued dividends on the Series A preferred shares reduced retained earnings by $175 million in 2011, 2010 and 2009. The unamortized discount on the preferred shares was $81 million and $120 million at December 31, 2011 and 2010, respectively. Discount accretion on the preferred shares reduced retained earnings by $39 million during 2011, $37 million in 2010 and $36 million in 2009. Both the preferred securities and the warrant are accounted for as components of Regions’ regulatory Tier 1 capital.

On May 20, 2009 the Company issued 287,500 shares of mandatorily convertible preferred stock, Series B (“Series B shares”), generating net proceeds of approximately $278 million. Accrued dividends on the Series B shares reduced retained earnings by $12 million and $19 million during 2010 and 2009, respectively. In November 2009, a single investor converted approximately 20,000 Series B shares to common shares as allowed under the original transaction documents. On June 18, 2010, as allowed by the terms of the Series B shares, Regions initiated an early conversion of all of the remaining outstanding Series B shares. Dividends accrued and unpaid at the conversion date were settled through issuance of common shares in accordance with the original document. Approximately 63 million common shares were issued in the conversion and dividend settlement. No Series B shares were outstanding at December 31, 2011 or 2010.

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

At December 31, 2011, there were approximately 46,530,000 shares reserved for issuance under stock compensation plans. Stock options outstanding represent approximately 46,351,000 shares and approximately 179,000 shares are reserved for issuance under deferred compensation plans.

The Board of Directors declared a $0.04 annual cash dividend for 2011 and 2010, compared to $0.13 in 2009. Regions does not expect to increase its quarterly dividend above the current $0.01 per common share for the foreseeable future.

Comprehensive income (loss) is the total of net income (loss) and all other non-owner changes in equity. Items that are to be recognized under accounting standards as components of comprehensive income (loss) are displayed in the consolidated statements of changes in stockholders’ equity. In the calculation of comprehensive income (loss), certain reclassification adjustments are made to avoid double-counting items that are displayed as part of net income (loss) for a period that also had been displayed as part of other comprehensive income (loss) in that period or earlier periods. The reconciliations of net income (loss) to comprehensive income (loss) are presented on a consolidated basis, including income (loss) from continuing operations and income (loss) from discontinued operations for all periods presented. There are no comprehensive income (loss) items within discontinued operations, other than net income (loss).

The disclosure of the reclassification amount for the years ended December 31 is as follows:

	2011
	Before Tax	Tax Effect	Net of Tax
	(In millions)
Net income (loss)	$(247)	$32	$(215)
Net unrealized holding gains and losses on securities available for sale arising during the period	506	(189)	317
Less: reclassification adjustments for net securities gains realized in net income	112	(39)	73

Net change in unrealized gains and losses on securities available for sale	394	(150)	244
Net unrealized holding gains and losses on derivatives arising during the period	325	(123)	202
Less: reclassification adjustments for net gains realized in net income	174	(66)	108

Net change in unrealized gains and losses on derivative instruments	151	(57)	94
Net actuarial gains and losses arising during the period	(192)	74	(118)
Less: amortization of actuarial loss and prior service credit realized in net income	45	(16)	29

Net change from defined benefit plans	(237)	90	(147)

Comprehensive income (loss)	$61	$(85)	$(24)

	2010
	Before Tax	Tax Effect	Net of Tax
	(In millions)
Net income (loss)	$(885)	$346	$(539)
Net unrealized holding gains and losses on securities available for sale arising during the period	83	(21)	62
Less: reclassification adjustments for net securities gains realized in net income (loss)	394	(138)	256

Net change in unrealized gains and losses on securities available for sale	(311)	117	(194)
Net unrealized holding gains and losses on derivatives arising during the period	(9)	3	(6)
Less: reclassification adjustments for net gains realized in net income (loss)	259	(99)	160

Net change in unrealized gains and losses on derivative instruments	(268)	102	(166)
Net actuarial gains and losses arising during the period	(5)	4	(1)
Less: amortization of actuarial loss and prior service credit realized in net income (loss)	44	(15)	29

Net change from defined benefit plans	(49)	19	(30)

Comprehensive income (loss)	$(1,513)	$584	$(929)

	2009
	Before Tax	Tax Effect	Net of Tax
	(In millions)
Net income (loss)	$(1,202)	$171	$(1,031)
Net unrealized holding gains and losses on securities available for sale arising during the period	515	(193)	322
Less: reclassification adjustments for net securities gains realized in net income (loss)	69	(24)	45

Net change in unrealized gains and losses on securities available for sale	446	(169)	277
Net unrealized holding gains and losses on derivatives arising during the period	147	(56)	91
Less: reclassification adjustments for net gains realized in net income (loss)	362	(138)	224

Net change in unrealized gains and losses on derivative instruments	(215)	82	(133)
Net actuarial gains and losses arising during the period	57	(20)	37
Less: amortization of actuarial loss and prior service credit realized in net income (loss)	44	(15)	29

Net change from defined benefit plans	13	(5)	8

Comprehensive income (loss)	$(958)	$79	$(879)

NOTE 15. EARNINGS (LOSS) PER COMMON SHARE

The following table sets forth the computation of basic earnings (loss) per common share and diluted earnings (loss) per common share for the years ended December 31:

	2011	2010	2009
	(In millions, except per share amounts)
Numerator:
Income (loss) from continuing operations	$189	$(468)	$(1,074)
Less: Preferred stock dividends and accretion	(214)	(224)	(230)

Income (loss) from continuing operations available to common shareholders	(25)	(692)	(1,304)
Income (loss) from discontinued operations, net of tax	(404)	(71)	43

Net income (loss) available to common shareholders	$(429)	$(763)	$(1,261)

Denominator:
Weighted-average common shares outstanding—basic and diluted	1,258	1,227	989
Earnings (loss) per common share from continuing operations(1):
Basic	$(0.02)	$(0.56)	$(1.32)
Diluted	(0.02)	(0.56)	(1.32)
Earnings (loss) per common share from discontinued operations(1):
Basic	(0.32)	(0.06)	0.04
Diluted	(0.32)	(0.06)	0.04
Earnings (loss) per common share(1):
Basic	(0.34)	(0.62)	(1.27)
Diluted	(0.34)	(0.62)	(1.27)

(1)	Certain per share amounts may not appear to reconcile due to rounding.

Basic and diluted weighted-average common shares outstanding for earnings per common share from continuing operations and in total are the same for all years presented due to net losses. For earnings per common share from discontinued operations, basic and diluted weighted-average common shares outstanding are the same for the 2011 and 2010 periods due to net losses. For the 2009 period, diluted earnings per common share from discontinued operations are calculated using a denominator of 1,051 million shares, which includes 62 million potential common shares, due to net income.

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

On May 13, 2010, the shareholders of the Company approved the Regions Financial Corporation 2010 Long-Term Incentive Plan (“2010 LTIP”), which permits the Company to grant to employees and directors various forms of incentive compensation. These forms of incentive compensation are similar to the types of compensation approved in prior plans. The 2010 LTIP authorizes 100 million common share equivalents available for grant, where grants of options count as one share equivalent and grants of full value awards (e.g., shares of restricted stock and restricted stock units) count as 2.25 share equivalents. Unless otherwise determined by the Compensation Committee of the Board of Directors, grants of restricted stock and restricted stock units accrue dividends as they are declared by the Board of Directors, and the dividends are paid upon vesting of the award. The 2010 LTIP closed all prior long-term incentive plans to new grants, and accordingly, prospective grants must be made under the 2010 LTIP or a successor plan. All existing grants under prior long-term incentive plans were unaffected by this amendment. The number of remaining share equivalents available for future issuance under the 2010 LTIP was approximately 84 million at December 31, 2011.

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

The following table summarizes the elements of compensation cost recognized in the consolidated statements of operations for the years ended December 31:

	2011	2010	2009
	(In millions)
Compensation cost of share-based compensation awards:
Restricted stock awards	$10	$10	$33
Stock options	9	13	14
Cash-settled restricted stock units	3	7	3
Tax benefits related to compensation cost	(8)	(11)	(18)

Compensation cost of share-based compensation awards, net of tax	$14	$19	$32

Note: The table above includes compensation cost of share-based compensation awards from discontinued operations of approximately $1 million, net of tax, for years 2011, 2010 and 2009 (see Note 3 to the consolidated financial statements) .

STOCK OPTIONS

During 2011 and 2010, Regions made stock option grants that vest based upon a service condition. The fair value of these stock options was estimated on the date of the grant using a Black-Scholes option pricing model and related assumptions. The stock options vest ratably over a three-year term. During 2009, Regions made stock option grants from prior long-term incentive plans that vest based upon a service condition and a market condition in addition to awards that were similar to prior grants. The fair value of these stock options was estimated on the date of the grant using a Monte-Carlo simulation method. The simulation generates a defined number of stock price paths in order to develop a reasonable estimate of the range of future expected stock prices and minimize standard error.

The following table summarizes the weighted-average assumptions used and the weighted-average estimated fair values related to stock options granted during the years ended December 31:

	2011		2010		2009
Expected option life	5.8	yrs.	5.8	yrs.	6.8	yrs.
Expected volatility	75.5%		74.0%		67.2%
Expected dividend yield	2.3%		2.2%		1.8%
Risk-free interest rate	2.0%		2.2%		2.8%
Fair value	$3.66		$3.86		$1.79

Refer to Note 1 for a discussion of the methodologies used to derive the underlying assumptions used in the Black-Scholes option pricing model. The stock option awards granted during 2011 and 2010 were granted to a broader pool of employees than the 2009 awards. The expected exercise behavior of the broader base of employees receiving awards resulted in a lower expected option life when comparing 2011 and 2010 to 2009. The expected volatility increased in 2011 and 2010 based upon increases in the historical volatility of Regions’ stock price, offset slightly by reductions in the implied volatility measurements from traded options on the Company’s stock, when comparing 2011 and 2010 to 2009.

The following table summarizes the activity for 2011, 2010 and 2009 related to stock options:

	Number of Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value (In Millions)	Weighted- Average Remaining Contractual Term

Outstanding at December 31, 2008	52,955,298	$28.22	$—	5.53 yrs.
Granted	4,083,209	3.30
Exercised	—	—
Canceled/Forfeited	(4,069,947)	27.84

Outstanding at December 31, 2009	52,968,560	$26.34	$8	5.04 yrs.
Granted	7,173,667	7.00
Exercised	(137,736)	3.29
Canceled/Forfeited	(5,004,865)	20.66

Outstanding at December 31, 2010	54,999,626	$24.41	$11	4.76 yrs.
Granted	1,451,200	6.59
Exercised	(18,442)	3.29
Canceled/Forfeited	(10,081,035)	25.30

Outstanding at December 31, 2011	46,351,349	$23.62	$3	4.55 yrs.

Exercisable at December 31, 2011	40,003,591	$26.33	$2	3.91 yrs.

For the years ended December 31, 2011, 2010 and 2009, the total intrinsic value of options exercised was immaterial for all years.

RESTRICTED STOCK AWARDS

During 2011 and 2010, Regions made restricted share grants that vest based upon a service condition. Dividend payments during the vesting period are deferred to the end of the vesting term. The fair value of these restricted shares was estimated based upon the fair value of the underlying shares on the date of the grant. The valuation was not adjusted for the deferral of dividends.

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

Restricted stock award and unit activity for 2011, 2010 and 2009 is summarized as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value

Non-vested at December 31, 2008	4,123,911	$27.67
Granted	3,100,415	2.87
Vested	(804,229)	16.39
Forfeited	(455,503)	16.47

Non-vested at December 31, 2009	5,964,594	$17.15
Granted	1,166,968	6.96
Vested	(936,412)	34.00
Forfeited	(1,264,706)	15.97

Non-vested at December 31, 2010	4,930,444	$12.13
Granted	2,705,834	6.66
Vested	(1,206,373)	23.36
Forfeited	(149,545)	12.93

Non-vested at December 31, 2011	6,280,360	$7.60

As of December 31, 2011, the pre-tax amount of non-vested stock options and restricted stock awards and units not yet recognized was $31 million, which will be recognized over a weighted-average period of 1.4 years. No share-based compensation costs were capitalized during the years ended December 31, 2011, 2010 and 2009.

Regions issued approximately 867 thousand, 799 thousand, and 638 thousand of cash-settled restricted stock units during 2011, 2010, and 2009, respectively.

NOTE 17. EMPLOYEE BENEFIT PLANS

PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

Regions has a defined-benefit pension plan (the “pension plan”) covering only certain employees as the pension plan is closed to new entrants. Benefits under the pension plan are based on years of service and the employee’s highest five years of compensation during the last ten years of employment. Regions’ funding policy is to contribute annually at least the amount required by Internal Revenue Service minimum funding standards. Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future. The Company also sponsors a supplemental executive retirement program (the “SERP”), which is a non-qualified plan that provides certain senior executive officers defined benefits in relation to their compensation. Regions also sponsors defined-benefit postretirement health care plans that cover certain retired employees. For these certain employees retiring before normal retirement age, the Company currently pays a portion of the costs of certain health care benefits until the retired employee becomes eligible for Medicare. Certain retirees, participating in plans of acquired entities, are offered a Medicare supplemental benefit. The plan is contributory and contains other cost-sharing features such as deductibles and co-payments. Retiree health care benefits, as well as similar benefits for active employees, are provided through a self-insured program in which Company and retiree costs are based on the amount of benefits paid. The Company’s policy is to fund the Company’s share of the cost of health care benefits in amounts determined at the discretion of management. Postretirement life insurance is also provided to a grandfathered group of employees and retirees. Actuarially determined pension expense is charged to current operations using the projected unit credit method. All defined-benefit plans are referred to as “the plans” throughout the remainder of this footnote.

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

The following table sets forth the plans’ change in benefit obligation, plan assets and the funded status of the pension and other postretirement benefits plans, using a December 31 measurement date, and amounts recognized in the consolidated balance sheets at December 31:

	Pension		Other Postretirement Benefits
	2011	2010	2011	2010
		(In millions)
Change in benefit obligation
Projected benefit obligation, beginning of period	$1,725	$1,586	$31	$38
Service cost	36	36	—	—
Interest cost	91	93	1	1
Actuarial losses (gains)	216	119	—	(5)
Benefit payments	(80)	(74)	(2)	(3)
Settlement payments	—	(32)	—	—
Administrative expenses	(2)	(3)	—	—

Projected benefit obligation, end of period	$1,986	$1,725	$30	$31

Change in plan assets
Fair value of plan assets, beginning of period	$1,509	$1,252	$4	$4
Actual return on plan assets	58	128	—	—
Company contributions	9	238	2	3
Benefit payments	(80)	(74)	(2)	(3)
Settlement payments	—	(32)	—	—
Administrative expenses	(2)	(3)	—	—

Fair value of plan assets, end of period	$1,494	$1,509	$4	$4

Funded status and accrued benefit cost at measurement date	$(492)	$(216)	$(26)	$(27)

Amount recognized in the Consolidated Balance Sheets:
Other liabilities	$(492)	$(216)	$(26)	$(27)

Pre-tax amounts recognized in Accumulated Other Comprehensive (Income) Loss:

Net actuarial loss (gain)	$767	$533	$(5)	$(6)
Prior service cost (credit)	5	6	(7)	(7)

	$772	$539	$(12)	$(13)

The settlement payments during 2010 relate to the settlement of liabilities under the SERP for certain executive officers.

The accumulated benefit obligation for all defined-benefit plans was $1.9 billion and $1.6 billion as of December 31, 2011 and 2010, respectively, which exceeded all corresponding plan assets as of December 31, 2011 and 2010.

Net periodic benefit cost included the following components for the years ended December 31:

	Pension			Other Postretirement Benefits
	2011	2010	2009	2011	2010	2009
			(In millions)
Service cost	$36	$36	$3	$—	$—	$—
Interest cost	91	93	90	1	1	2
Expected return on plan assets	(121)	(107)	(88)	—	—	—
Amortization of actuarial loss	45	44	50	—	—	—
Amortization of prior service cost (credit)	1	1	1	(1)	(1)	(1)
Settlement charge	—	3	1	—	—	—

Net periodic benefit cost	$52	$70	$57	$—	$—	$1

The estimated amounts that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost in 2012 are as follows:

	Pension	Other Postretirement Benefits

	(In millions)
Actuarial loss (gain)	$71	$—
Prior service cost (credit)	1	(1)

	$72	$(1)

The weighted-average assumptions used to determine benefit obligations at December 31 are as follows:

	Pension		Other Postretirement Benefits
	2011	2010	2011	2010
Discount rate	4.58%	5.41%	4.25%	4.90%
Rate of annual compensation increase	3.75	3.76	N/A	N/A

The weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31 are as follows:

	Pension			Other Postretirement Benefits
	2011	2010	2009	2011	2010	2009
Discount rate	5.41%	6.02%	6.15%	4.90%	5.35%	6.20%
Expected long-term rate of return on plan assets	8.25	8.25	8.50	4.00	5.00	5.00
Rate of annual compensation increase	3.76	5.00	5.00	N/A	N/A	N/A

The expected long-term rate of return on plan assets is based on an estimated reasonable range of probable returns. Management chose a point within the range based on the probability of achievement combined with incremental returns attributable to active management. In February 2012, management adjusted the expected long-term rate of return on pension plan assets to 7.75 percent, based on updated estimates of probable returns. Net periodic pension cost for 2012 will be calculated using this assumption.

The assumed health care cost trend rate for postretirement medical benefits was 6.8 percent for 2011 and is assumed to decrease gradually to 4.5 percent by 2027 and remain at that level thereafter.

A one-percentage point change in assumed health care cost trend rates would have the following effects:

	1-Percentage Point Increase	1-Percentage Point Decrease

	(In thousands)
Effect on total of service cost and interest cost components	$34	$(30)
Effect on postretirement benefit obligations	830	(743)

The pension plan’s investment strategy is continuing to shift from focusing on maximizing asset returns to minimizing funding ratio volatility, with an increase to the allocation to bonds. The target asset allocation is 46 percent equities, 32 percent fixed income securities and 22 percent in all other types of investments. Equity securities include investments in large and small/mid cap companies primarily located in the United States as well as investments in international equities. Fixed income securities include investments in corporate and government bonds, asset-backed securities and any other fixed income investments as allowed by respective prospectuses and other offering documents. Other types of investments may include hedge funds, real estate funds, and private equity funds that follow several different strategies. Plan assets are highly diversified with respect to asset class, security and manager. Investment risk is controlled with plan assets rebalancing to target allocations on a periodic basis and continual monitoring of investment managers’ performance relative to the investment guidelines established with each investment manager.

The Regions pension plan has a portion of its investments in Regions common stock. At December 31, 2011, the number of shares held by the plan was 2,855,618, which represents less than one percent of the plan assets for a total market value of approximately $12 million.

The following table presents the fair value of Regions’ defined-benefit pension plans’ and other postretirement plans’ financial assets as of December 31:

	2011				2010
	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3	Fair Value
				(In millions)
Cash and cash equivalents(1)	$30	$—	$—	$30	$100	$—	$—	$100

Fixed income securities:
U.S. Treasury and federal agency securities	—	116	—	116	—	104	—	104
Mortgage-backed securities	—	11	—	11	—	14	—	14
Collateralized mortgage obligations	—	11	—	11	—	22	—	22
Obligations of states and political subdivisions	—	1	—	1	—	1	—	1
Corporate bonds	—	158	—	158	—	130	—	130

Total fixed income securities	$—	$297	$—	$297	$—	$271	$—	$271

Equity securities:
Domestic	211	—	—	211	235	—	—	235
International	3	—	—	3	3	—	—	3

Total common stock	$214	$—	$—	$214	$238	$—	$—	$238

Mutual funds:
Domestic	309	—	—	309	235	—	—	235
International	1	—	—	1	133	—	—	133

Total mutual funds	$310	$—	$—	$310	$368	$—	$—	$368

Collective investment trust funds:
Fixed income fund	—	210	—	210	—	172	—	172
Common stock fund	—	31	—	31	—	40	—	40
International fund	—	120	—	120	—	158	—	158

	$—	361	—	$361	$—	370	—	$370

International hedge funds	$—	$73	$—	$73	$—	$54	$—	$54

Real estate funds	$—	$—	$186	$186	$—	$—	$102	$102

Private equity funds	$—	$—	$26	$26	$—	$—	$9	$9

Other assets	$—	$—	$1	$1	$—	$—	$1	$1

	$554	$731	$213	$1,498	$706	$695	$112	$1,513

(1)	This amount includes financial assets related to other postretirement plans of approximately $4 million at both December 31, 2011 and 2010.

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

For all investments, the Plan attempts to use quoted market prices of identical assets on active exchanges, or Level 1 measurements. Where such quoted market prices are not available, the Plan typically employs quoted market prices of similar instruments (including matrix pricing) and/or discounted cash flows to estimate a value of these securities, or Level 2 measurements. Level 2 discounted cash flow analyses are typically based on market interest rates, prepayment speeds and/or option adjusted spreads. Level 3 measurements include discounted cash flow analyses based on assumptions that are not readily observable in the market place. Such assumptions include projections of future cash flows, including loss assumptions, and discount rates.

Investments held in the retirement plan consist of cash and cash equivalents, fixed income securities (U.S. Treasury, federal agency securities, mortgage-backed securities, collateralized mortgage obligations, obligations of states and political subdivisions and corporate bonds), equity securities (primarily common stock and mutual funds), collective trust funds, hedge funds, real estate funds, private equity and other assets and are recorded at fair value on a recurring basis. See Note 1 for a description of valuation methodologies related to U.S. Treasuries, federal agency securities, mortgage-backed securities, obligations of states and political subdivisions and equity securities. The methodology described in Note 1 for other debt securities is applicable to corporate bonds.

Mutual funds are valued based on quoted market prices of identical assets on active exchanges; these valuations are Level 1 measurements. Collective trust funds, international hedge funds, real estate funds, private equity funds and other assets are valued based on net asset value or the valuation of the limited partner’s portion of the equity of the fund. Third party fund managers provide these valuations based primarily on estimated valuations of underlying investments. These funds are included in either Level 2 or Level 3, based on the nature of the underlying investments and on redemption restrictions. The following table illustrates a rollforward for pension plan financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31 (the other postretirement plan had no Level 3 financial assets):

Fair Value Measurements Using

Significant Unobservable Inputs

Year Ended December 31, 2011

(Level 3 measurements only)

	Real estate funds	Private equity funds	Other assets
		(In millions)
Beginning balance, January 1, 2011	$102	$9	$1
Actual return on plan assets:
Net appreciation (depreciation) in fair value of investments	19	—	—
Purchases, sales, issuances, and settlements, net	65	17	—

Ending balance, December 31, 2011	$186	$26	$1

The amount of total gains (losses) for the period attributable to the change in unrealized gains (losses) relating to assets still held at December 31, 2011:	$19	$—	$—

Fair Value Measurements Using

Significant Unobservable Inputs

Year Ended December 31, 2010

(Level 3 measurements only)

	Real estate funds	Private equity funds	Other assets
		(In millions)
Beginning balance, January 1, 2010	$56	$1	$1
Actual return on plan assets:
Net appreciation (depreciation) in fair value of investments	(4)	—	—
Purchases, sales, issuances, and settlements, net	50	8	—

Ending balance, December 31, 2010	$102	$9	$1

The amount of total gains (losses) for the period attributable to the change in unrealized gains (losses) relating to assets still held at December 31, 2010:	$(4)	$—	$—

Information about the expected cash flows for the pension plan and other postretirement benefits plans is as follows:

	Pension	Other Postretirement Benefits
	(In millions)
Expected Employer Contributions:
2012	$9	$2

Expected Benefit Payments:
2012	$85	$3
2013	90	3
2014	96	3
2015	94	2
2016	100	2
2017-2021	576	10

OTHER PLANS

Regions has a defined-contribution 401(k) plan that historically included a company match of eligible employee contributions. Through March 31, 2009, this match totaled 100 percent of the eligible employee pre-tax contribution (up to 6 percent of compensation) after one year of service and was initially invested in Regions common stock. Matching contributions in the 401(k) plan were temporarily suspended beginning in the second quarter of 2009. Effective January 1, 2010, Regions restored matching contributions to the 401(k) plan to the pre-existing levels. Regions’ contribution to the 401(k) plan on behalf of employees totaled $42 million, $40 million and $18 million in 2011, 2010 and 2009, respectively. Regions’ 401(k) plan held 34 million and 28 million shares of Regions common stock at December 31, 2011 and 2010, respectively. For the years ended December 31, 2011, 2010 and 2009, the 401(k) plan received $1 million, $1 million and $5 million, respectively, in dividends on Regions common stock.

NOTE 18. OTHER NON-INTEREST INCOME AND EXPENSE

The following is a detail of other non-interest income from continuing operations for the years ended December 31:

	2011	2010	2009
		(In millions)
Insurance commissions and fees	$106	$104	$105
Bank-owned life insurance	83	88	74
Commercial credit income	80	76	70
Net revenue (loss) from affordable housing	(69)	(72)	(53)
Visa-related gains	—	—	80
Other miscellaneous income	172	135	188

	$372	$331	$464

The following is a detail of non-interest expense from continuing operations for the years ended December 31:

	2011	2010	2009
		(In millions)
Professional and legal fees	$175	$170	$167
Amortization of core deposit intangibles	95	107	120
Other real estate owned expense	162	209	175
FDIC premiums	217	220	227
Loss on early extinguishment of debt	—	108	—
Branch consolidation and equipment charges	75	—	—
Other miscellaneous expenses	616	640	683

	$1,340	$1,454	$1,372

NOTE 19. INCOME TAXES

The components of income tax benefit from continuing operations for the years ended December 31 were as follows:

	2011	2010	2009
	(In millions)
Current income tax (benefit) expense
Federal	$2	$(183)	$(418)
State	1	2	8

Total current (benefit) expense	$3	$(181)	$(410)

Deferred income tax (benefit) expense
Federal	$1	$(123)	$328
State	(32)	(72)	(112)

Total deferred (benefit) expense	$(31)	$(195)	$216

Total income tax benefit	$(28)	$(376)	$(194)

Discontinued Operations:

Income tax expense (benefit) from discontinued operations was $(4) million, $30 million and $23 million in 2011, 2010 and 2009, respectively. The deferred income tax expense (benefit) reflected in discontinued operations was $8 million, ($15) million and $29 million in 2011, 2010 and 2009, respectively.

Income tax benefit does not reflect the tax effects of unrealized gains and losses on securities available for sale, unrealized gains and losses on derivative instruments and the net change from defined benefit plans. Refer to Note 14 for additional information on stockholders’ equity and comprehensive income (loss).

The income tax effects resulting from stock transactions under the Company’s compensation plans were a decrease to stockholders’ equity of $7 million, $11 million and zero in 2011, 2010 and 2009, respectively.

Income taxes from continuing operations for financial reporting purposes differs from the amount computed by applying the statutory federal income tax rate of 35 percent for the years ended December 31, as shown in the following table:

	2011	2010	2009
	(Dollars in millions)
Tax on income (loss) from continuing operations computed at statutory federal income tax rate	$56	$(295)	$(444)
Increase (decrease) in taxes resulting from:
State income tax, net of federal tax effect	(20)	(46)	(66)
Affordable housing credits and other credits	(107)	(102)	(80)
Goodwill impairment	89	—	—
Bank-owned life insurance	(34)	(33)	(30)
Lease financing	24	74	458
Tax-exempt income from obligations of states and political subdivisions	(21)	(21)	(20)
Regulatory charge	(17)	26	—
Other, net	2	21	(12)

Income tax benefit	$(28)	$(376)	$(194)

Effective tax rate	(17.4)%	44.5%	15.3%

Discontinued Operations:

In 2011, a regulatory settlement was finalized and a portion was determined to be deductible for income tax purposes. This settlement resulted in a $27 million income tax benefit to discontinued operations. In addition, the $492 million goodwill impairment reflected in 2011 discontinued operations resulted in a $14 million income tax benefit. The 2010 regulatory charge of $125 million reflected in discontinued operations was considered to be non-deductible at the time of the accrual.

Significant components of the Company’s net deferred tax asset at December 31 are listed below:

	2011	2010
	(In millions)
Deferred tax assets:
Allowance for loan losses	$1,069	$1,232
Federal tax credit carryforwards	260	185
Net operating loss carryfowards, if applicable, net of federal benefit	195	229
Employee benefits and deferred compensation	115	83
Unrealized gains and losses included in stockholders’ equity	46	163
Other	264	251

Total deferred tax assets	1,949	2,143
Less: valuation allowance	(32)	(30)

Total deferred tax assets less valuation allowance	1,917	2,113
Deferred tax liabilities:
Lease financing	315	303
Goodwill and intangibles	200	240
Mortgage servicing rights	54	79
Fixed assets	25	68
Other	37	36

Total deferred tax liabilities	631	726

Net deferred tax asset	$1,286	$1,387

The following table provides details of the Company’s tax carryforwards at December 31, 2011, including the expiration dates, any related valuation allowance and the amount of taxable earnings necessary to fully realize each net deferred tax asset balance:

	Expiration Dates	Deferred Tax Asset Balance	Valuation Allowance	Net Deferred Tax Asset Balance	Pre-Tax Earnings Necessary to Realize(1)
			(In millions)
General business credits-federal	2029-2031	$239	$—	$239	$ N/A
Alternative minimum tax credits—federal	None(2)	21	—	21	N/A
Net operating losses-states	2012-2016	17	(7)	10	227
Net operating losses-states	2017-2023	82	(7)	75	1,781
Net operating losses-states	2024-2031	96	(14)	82	2,060
Other credits-states	2012-2016	6	(4)	2	N/A

(1)	N/A indicates that credits are not measured on a pre-tax basis.
(2)	Alternative minimum tax credits can be carried forward indefinitely.

The Company’s determination of the realization of the net deferred tax asset is based on its assessment of all available positive and negative evidence. The Company is currently in a three-year cumulative loss position, which represents negative evidence. Of the $1.3 billion net deferred tax asset, $429 million relates to net operating losses and tax carryforwards of which $87 million expires before 2024 (as detailed in the table above). The remaining $857 million of net deferred tax assets do not have a set expiration date at December 31, 2011.

At December 31, 2011, positive evidence supporting the realization of the deferred tax asset includes the reversal of taxable temporary differences that will offset approximately $850 million of the gross deferred tax asset. The Company has projected future taxable income over the next five tax years. Further positive evidence includes the Company’s strong capital position and history of significant pre-tax earnings which the Company believes outweighs the negative evidence of recent pre-tax losses.

The Company does not believe that a portion of the state net operating loss carryforwards and state tax credit carryforwards will be realized due to the length of certain state carryforward periods. Accordingly, a valuation allowance has been established in the amount of $32 million against such benefits at December 31, 2011 compared to $30 million at December 31, 2010. Except for certain state tax carryforwards, the Company believes the net deferred tax asset is more-likely-than-not to be realized.

A reconciliation of the beginning and ending amount of unrecognized tax benefits (“UTBs”) is as follows:

	2011	2010	2009
	(In millions)
Balance at beginning of year	$38	$26	$55
Additions based on tax positions related to the current year	6	9	5
Additions based on tax positions taken in a prior period	10	32	14
Reductions based on tax positions taken in a prior period	(10)	(29)	—
Settlements	(3)	—	(48)
Expiration of statute of limitations	(2)	—	—

Balance at end of year	$39	$38	$26

During 2010, the Internal Revenue Service (“IRS”) completed the field examination for the tax years 2007, 2008 and 2009 and issued Revenue Agent’s Reports to the Company. Included within these reports was a proposed adjustment to the timing of deductions related to certain expenses. The Company has filed a protest with the IRS Appeals Division and it is anticipated that the matter will be concluded within the next 12 months. The impact of the protest, whether successful or not, will not have a material impact on the Company’s business, financial position, results of operations or cash flows. All federal tax years subsequent to the above years are open to examination.

With few exceptions, the Company is no longer subject to state and local income tax examinations for tax years before 2007. Currently, there are disputed tax positions taken in previously filed tax returns with certain states, including positions regarding investment and intellectual property subsidiaries. The Company continues to evaluate these positions and intends to defend proposed adjustments made by these tax authorities. The Company does not anticipate that the ultimate resolution of these examinations will result in a material change to its business, financial position, results of operations or cash flows.

As a result of the potential resolution of multiple state income tax examinations and the federal income examination for the tax years 2007 through 2009, it is reasonably possible that the UTB balance could decrease as much as $13 million during the next twelve months, since resolved items will be removed from the balance whether their resolution results in payment or recognition in earnings.

As of December 31, 2011, 2010 and 2009, the balance of the Company’s UTBs that would reduce the effective tax rate, if recognized, was $25 million, $24 million and $18 million, respectively. The remainder of the UTB balance has indirect tax benefits in other jurisdictions or is the tax effect of temporary differences.

During 2011, 2010 and 2009, income tax expense (benefit) includes interest expense, interest income and penalties related to income taxes, before the impact of any applicable federal and state deductions, of ($2) million, $2 million and $5 million, respectively. As of December 31, 2011 and December 31, 2010, the Company recognized a liability of $7 million and $10 million, respectively, for interest and penalties related to income taxes, before the impact of any applicable federal and state deductions.

NOTE 20. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

The following tables present the notional and fair value of derivative instruments on a gross basis as of December 31:

	2011
		Asset Derivatives		Liability Derivatives
	Notional Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In millions)
Derivatives in fair value hedging relationships:
Interest rate swaps	$5,535	Other assets	$153	Other liabilities	$1
Forward commitments	640				11
Derivatives in cash flow hedging relationships:
Interest rate swaps	11,500	Other assets	209	Other liabilities	1

Total derivatives designated as hedging instruments	$17,675		$362		$13

Derivatives not designated as hedging instruments:
Interest rate swaps(1)	$59,293	Other assets	$2,396	Other liabilities	$2,414
Interest rate options(2)	4,018	Other assets	41	Other liabilities	28
Interest rate futures and forward commitments	90,607	Other assets	11	Other liabilities	23
Other contracts	1,276	Other assets	43	Other liabilities	36

Total derivatives not designated as hedging instruments	$155,194		$2,491		$2,501

Total derivatives	$172,869		$2,853		$2,514

(1)	Includes Morgan Keegan amounts of $4,198 million in Notional Value and $454 million in Other Assets/Other Liabilities
(2)	Includes Morgan Keegan amounts of $364 million in Notional Value and $23 million in Other Assets/Other Liabilities

	2010
		Asset Derivatives		Liability Derivatives
	Notional Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In millions)
Derivatives in fair value hedging relationships:
Interest rate swaps	$9,230	Other assets	$226	Other liabilities	$—
Derivatives in cash flow hedging relationships:
Interest rate swaps	15,680	Other assets	43	Other liabilities	127
Interest rate options	2,000	Other assets	5	Other liabilities	—

Total	17,680		48		127

Total derivatives designated as hedging instruments	$26,910		$274		$127

Derivatives not designated as hedging instruments:
Interest rate swaps(1)	$53,290	Other assets	$1,778	Other liabilities	$1,823
Interest rate options(2)	4,271	Other assets	40	Other liabilities	29
Interest rate futures and forward commitments	34,965	Other assets	35	Other liabilities	10
Other contracts	1,331	Other assets	21	Other liabilities	19

Total derivatives not designated as hedging instruments	$93,857		$1,874		$1,881

Total derivatives	$120,767		$2,148		$2,008

(1)	Includes Morgan Keegan amounts of $4,104 million in Notional Value and $269 million in Other Assets/Other Liabilities
(2)	Includes Morgan Keegan amounts of $776 million in Notional Value and $21 million in Other Assets/Other Liabilities

HEDGING DERIVATIVES

Derivatives entered into to manage interest rate risk and facilitate asset/liability management strategies are designated as hedging derivatives. Derivative financial instruments that qualify in a hedging relationship are classified, based on the exposure being hedged, as either a fair value hedge or cash flow hedges. The Company formally documents all hedging relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for entering into various hedge transactions. The Company performs periodic assessments to determine whether the hedging relationship has been highly effective in offsetting changes in fair values or cash flows of hedged items and whether the relationship is expected to continue to be highly effective in the future.

When a hedge is terminated or hedge accounting is discontinued because the hedged item no longer meets the definition of a firm commitment, or because it is probable that the forecasted transaction will not occur by the end of the specified time period, the derivative will continue to be recorded in the consolidated balance sheet at its fair value, with changes in fair value recognized currently in other non-interest income. Any asset or liability that was recorded pursuant to recognition of the firm commitment is removed from the consolidated balance sheets and recognized currently in other non-interest expense. Gains and losses that were accumulated in other comprehensive income pursuant to the hedge of a forecasted transaction are recognized immediately in other non-interest expense.

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

CASH FLOW HEDGES

Cash flow hedge relationships mitigate exposure to the variability of future cash flows or other forecasted transactions. For cash flow hedge relationships, the effective portion of the gain or loss related to the derivative instrument is recognized as a component of other comprehensive income. Ineffectiveness is measured by comparing the change in fair value of the respective derivative instrument and the change in fair value of a “perfectly effective” hypothetical derivative instrument. Ineffectiveness will be recognized in earnings only if it results from an overhedge. The ineffective portion of the gain or loss related to the derivative instrument, if any, is recognized in earnings as other non-interest expense during the period of change. Amounts recorded in other comprehensive income are recognized in earnings in the periods during which the hedged item impacts earnings.

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

Regions enters into interest rate option contracts to protect cash flows through the maturity date of the hedging instrument on designated one-month LIBOR floating-rate loans from adverse extreme market interest rate changes. Regions purchases Eurodollar futures to hedge the variability in future cash flows based on forecasted resets of one-month LIBOR-based floating rate loans due to changes in the benchmark interest rate. Regions recognized an unrealized after-tax loss of $45 million and an unrealized after-tax gain of $37 million in accumulated other comprehensive income at December 31, 2011 and 2010, respectively, related to terminated cash flow hedges of loan and debt instruments which will be amortized into earnings in conjunction with the recognition of interest payments through 2017. Regions recognized pre-tax income of $48 million and $41 million during the years ended December 31, 2011 and 2010, respectively, related to the amortization of cash flow hedges of loan and debt instruments.

Regions expects to reclassify out of other comprehensive income and into earnings approximately $47 million in pre-tax income due to the receipt or payment of interest payments on all cash flow hedges within the next twelve months. Included in this amount is $17 million in pre-tax net losses related to the amortization of discontinued cash flow hedges. The maximum length of time over which Regions is hedging its exposure to the variability in future cash flows for forecasted transactions is approximately six years as of December 31, 2011.

The following tables present the effect of derivative instruments on the statements of operations:

Year Ended December 31, 2011
Derivatives in Fair Value Hedging Relationships	Location of Gain(Loss) Recognized in Income on Derivatives	Amount of Gain(Loss) Recognized in Income on Derivatives	Hedged Items in Fair Value Hedge Relationships	Location of Gain(Loss) Recognized in Income on Related Hedged Item	Amount of Gain(Loss) Recognized in Income on Related Hedged Item
	(In millions)
Interest rate swaps	Other non-interest expense	$(74)	Debt/CDs	Other non- interest expense	$89
Interest rate swaps	Interest expense	173	Debt/CDs	Interest expense	15
Forward commitments	Other non-interest expense	(46)	Securities available for sale	Other non-interest expense	46

Total		$53			$150

Derivatives in Cash Flow Hedging Relationships	Amount of Gain(Loss) Recognized in Accumulated OCI on Derivatives (Effective Portion)(1)	Location of Gain(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)(2)	Location of Gain(Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain(Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing) (2)
	(In millions)
Interest rate swaps	$92	Interest income on loans	$183	Other non-interest expense	$1
Forward starting swaps	2	Interest expense on debt	(11)	Other non-interest expense	(1)
Interest rate options	(2)	Interest income on loans	4	Interest income on loans	—
Eurodollar futures	1	Interest income on loans	(2)	Other non-interest expense	—

Total	$93		$174		$—

(1)	After-tax
(2)	Pre-tax

Year Ended December 31, 2010

Derivatives in Fair Value Hedging Relationships	Location of Gain(Loss) Recognized in Income on Derivatives	Amount of Gain(Loss) Recognized in Income on Derivatives	Hedged Items in Fair Value Hedge Relationships	Location of Gain(Loss) Recognized in Income on Related Hedged Item	Amount of Gain(Loss) Recognized in Income on Related Hedged Item
	(In millions)
Interest rate swaps	Other non-interest expense	$47	Debt/CDs	Other non-interest expense	$(62)
Interest rate swaps	Interest expense	245	Debt/CDs	Interest expense	11

Total		$292			$(51)

Derivatives in Cash Flow Hedging Relationships	Amount of Gain(Loss) Recognized in Accumulated OCI on Derivatives (Effective Portion) (1)	Location of Gain(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)(2)	Location of Gain(Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain(Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)(2)
	(In millions)
Interest rate swaps	$(97)	Interest income on loans	$182	Other non-interest expense	$(5)
Interest rate swaps	(35)	Interest expense on debt	—	Other non-interest expense	—
Interest rate options	(21)	Interest income on loans	43	Interest income on loans	—
Eurodollar futures	(13)	Interest income on loans	34	Other non-interest expense	(7)

Total	$(166)		$259		$(12)

(1)	After-tax
(2)	Pre-tax

Year Ended December 31, 2009
Derivatives in Fair Value Hedging Relationships	Location of Gain(Loss) Recognized in Income on Derivatives	Amount of Gain(Loss) Recognized in Income on Derivatives	Hedged Items in Fair Value Hedge Relationships	Location of Gain(Loss) Recognized in Income on Related Hedged Item	Amount of Gain(Loss) Recognized in Income on Related Hedged Item
(In millions)
Interest rate swaps	Other non-interest expense	$(113)	Debt/CDs	Other non-interest expense	$105
Interest rate swaps	Interest expense	169	Debt/CDs	Interest expense	4

Total		$56			$109

Derivatives in Cash Flow Hedging Relationships	Amount of Gain(Loss) Recognized in OCI on Derivatives (Effective Portion)(1)	Location of Gain(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)(2)	Location of Gain(Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain(Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)(2)
(In millions)
Interest rate swaps	$(97)	Interest income on loans	$238	Other non-interest expense	$9
Forward starting swaps	10	Interest expense on debt	—	Other non-interest expense	—
Interest rate options	(29)	Interest income on loans	85	Interest income on loans	—
Eurodollar futures	(5)	Interest income on loans	30	Other non-interest expense	9

Total	$(121)		$353		$18

(1)	After-tax
(2)	Pre-tax

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

In the normal course of business, Morgan Keegan enters into underwriting and forward and future commitments on U.S. Government and municipal securities. As of December 31, 2011 and 2010, the total notional amount related to forward and future commitments was $810 million and $312 million, respectively. The brokerage subsidiary typically settles its position by entering into equal but opposite contracts and, as such, the contract amounts do not necessarily represent future cash requirements. Settlement of the transactions relating to such commitments is not expected to have a material effect on the subsidiary’s financial position. Transactions involving future settlement give rise to market risk, which represents the potential loss that can be caused by a change in the market value of a particular financial instrument. The exposure to market risk is determined by a number of factors, including size, composition and diversification of positions held, the absolute and relative levels of interest rates, and market volatility.

Regions enters into interest rate lock commitments, which are commitments to originate mortgage loans whereby the interest rate on the loan is determined prior to funding and the customers have locked into that interest rate. At December 31, 2011 and 2010, Regions had $559 million and $717 million, respectively, in total notional amount of rate lock commitments. Regions manages market risk on interest rate lock commitments and mortgage loans held for sale with corresponding forward sale commitments, which are recorded at fair value with changes in fair value recorded in mortgage income. At December 31, 2011 and 2010, Regions had $1.3 billion and $1.7 billion, respectively, in total absolute notional amount related to these forward rate commitments.

FAIR VALUE OPTION

Regions has elected to account for mortgage servicing rights at fair market value with any changes to fair value being recorded within mortgage income. Concurrent with the election to use the fair value measurement method, Regions began using various derivative instruments, in the form of forward rate commitments, futures contracts, swaps and swaptions to mitigate the statement of operations effect of changes in the fair value of its mortgage servicing rights. As of December 31, 2011 and 2010, the total notional amount related to these contracts was $5.1 billion and $1.8 billion, respectively.

The following tables present the location and amount of gain or (loss) recognized in income on derivatives not designated as hedging instruments in the statements of operations for the years ended December 31:

Derivatives Not Designated as Hedging Instruments	2011	2010	2009
	(In millions)
Capital markets and investment income
Interest rate swaps	$11	$(10)	$4
Interest rate options	(3)	3	(43)
Interest rate futures and forward commitments	(1)	(3)	7
Other contracts	11	11	2

Total capital markets and investment income	18	1	(30)

Mortgage income
Interest rate swaps	80	18	—
Interest rate options	2	(4)	(8)
Interest rate futures and forward commitments	18	74	50

Total mortgage income	100	88	42

	$118	$89	$12

Credit risk, defined as all positive exposures not collateralized with cash or other assets, totaled approximately $924 million and $1.0 billion at December 31, 2011 and 2010, respectively. This amount represents the net credit risk on all trading and other derivative positions held by Regions.

CREDIT DERIVATIVES

Regions has both bought and sold credit protection in the form of participations on interest rate swaps (swap participations). These swap participations, which meet the definition of credit derivatives, were entered into in the ordinary course of business to serve the credit needs of customers. Credit derivatives, whereby Regions has purchased credit protection, entitle Regions to receive a payment from the counterparty when the customer fails to make payment on any amounts due to Regions upon early termination of the swap transaction and have maturities between 2012 and 2026. Credit derivatives whereby Regions has sold credit protection have maturities between 2012 and 2018. For contracts where Regions sold credit protection, Regions would be required to make payment to the counterparty when the customer fails to make payment on any amounts due to the counterparty upon early termination of the swap transaction. Regions bases the current status of the prepayment/performance risk on bought and sold credit derivatives on recently issued internal risk ratings consistent with the risk management practices of unfunded commitments.

Regions’ maximum potential amount of future payments under these contracts as of December 31, 2011 is approximately $30 million. This scenario would only occur if variable interest rates were at zero percent and all counterparties defaulted with zero recovery. The fair value of sold protection at December 31, 2011 was immaterial. In transactions where Regions has sold credit protection, recourse to collateral associated with the original swap transaction is available to offset some or all of Regions’ obligation.

CONTINGENT FEATURES

Certain of Regions’ derivative instrument contracts with broker-dealers contain provisions allowing those broker-dealers to terminate the contracts in the event that Regions’ and/or Regions Bank’s credit rating falls below specified ratings from certain major credit rating agencies. At December 31, 2011, Moody’s Investor Service (“Moody’s”) and Standard & Poor’s (“S&P”) credit ratings for Regions Financial Corporation were below investment grade. For Regions Bank, Moody’s credit ratings were below investment grade. As a result of these ratings, certain of Regions Bank’s broker-dealer counterparties could have terminated these contracts at their discretion. In lieu of terminating the contracts, Regions Bank and certain of its broker-dealer counterparties amended the contracts such that Regions Bank was required to post additional collateral in the cumulative amount of $186 million to these counterparties as of December 31, 2011.

Some of these contracts with broker-dealers still contain credit-related termination provisions and/or credit-related provisions regarding the posting of collateral. At December 31, 2011, the net fair value of such contracts containing credit-related termination provisions that were in a liability position was $333 million, for which Regions had posted collateral of $441 million. At December 31, 2011, the net fair value of contracts that do not contain credit-related termination provisions that were in a liability position was $253 million for which Regions had posted collateral of $251 million. Other derivative contracts with broker-dealers do not contain any credit-related provisions. These counterparties require complete overnight collateralization.

The aggregate fair value of all derivative instruments with any credit-risk-related contingent features that were in a liability position on December 31, 2011 and 2010, was $425 million and $508 million, respectively, for which Regions had posted collateral of $531 million and $652 million, respectively, in the normal course of business.

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

Regions rarely transfers assets and liabilities measured at fair value between Level 1 and Level 2 measurements. There were no such transfers during the years ended December 31, 2011, 2010 or 2009. Trading account assets are periodically transferred to or from Level 3 valuation based on management’s conclusion regarding the best method of pricing for an individual security. Such transfers are accounted for as if they occur at the beginning of a reporting period.

New accounting literature effective for 2010 financial reporting required more granular levels of disclosure for fair value measurements. The new guidance did not require any changes to presentation of prior periods. The following tables present assets and liabilities measured at fair value on a recurring basis as of December 31:

	December 31, 2011				December 31, 2010
	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
(In millions)	(In millions)
Trading account assets
U.S. Treasury securities	$212	$3	$—	$215	$157	$14	$—	$171
Obligations of states and political subdivisions	—	101	139	240	—	190	165	355
Mortgage-backed securities:
Residential agency	—	359	—	359	—	145	—	145
Residential non-agency	—	—	—	—	—	—	—	—
Commercial agency	—	—	51	51	—	—	54	54
Other securities	—	35	1	36	—	58	10	68
Equity securities	365	—	—	365	323	—	—	323

Total trading account assets(1)	$577	$498	$191	$1,266	$480	$407	$229	$1,116

Securities available for sale
U.S. Treasury securities	$98	$—	$—	$98	$91	$—	$—	$91
Federal agency securities	—	147	—	147	—	16	—	16
Obligations of states and political subdivisions	—	16	20	36	—	13	17	30
Mortgage-backed securities:
Residential agency	—	22,175	—	22,175	—	21,845	—	21,845
Residential non-agency	—	—	16	16	—	—	22	22
Commercial agency	—	326	—	326	—	112	—	112
Commercial non-agency	—	321	—	321	—	100	—	100
Other debt securities	—	537	—	537	—	25	—	25
Equity securities(2)	115	—	—	115	158	—	—	158

Total securities available for sale	$213	$23,522	$36	$23,771	$249	$22,111	$39	$22,399

Mortgage loans held for sale	$—	$844	$—	$844	$—	$1,174	$—	$1,174

Mortgage servicing rights	$—	$—	$182	$182	$—	$—	$267	$267

Derivative assets
Interest rate swaps	$—	$2,758	$—	$2,758	$—	$2,047	$—	$2,047
Interest rate options	—	28	13	41	—	39	6	45
Interest rate futures and forward commitments	—	11	—	11	—	29	6	35
Other contracts	—	43	—	43	—	21	—	21

Total derivative assets(3)(4)	$—	$2,840	$13	$2,853	$—	$2,136	$12	$2,148

Trading account liabilities
U.S. Treasury securities	$—	$97	$—	$97	$—	$95	$—	$95
Obligations of states and political subdivisions	—	2	—	2	—	—	—	—
Mortgage-backed securities:
Residential agency	—	133	—	133	—	46	—	46
Commercial agency	—	—	5	5	—	—	6	6
Other securities	—	16	2	18	—	23	4	27
Equity securities	1	—	—	1	—	—	—	—

Total trading account liabilities(5)	$1	$248	$7	$256	$—	$164	$10	$174

Derivative liabilities
Interest rate swaps	$—	$2,416	$—	$2,416	$—	$1,950	$—	$1,950
Interest rate options	—	28	—	28	—	26	3	29
Interest rate futures and forward commitments	—	34	—	34	—	9	1	10
Other contracts	—	36	—	36	—	19	—	19

Total derivative liabilities(3)(4)	$—	$2,514	$—	$2,514	$—	$2,004	$4	$2,008

(1)	All trading account assets are related to Morgan Keegan (see Note 25 for further discussion regarding the pending sale of Morgan Keegan) with the exception of $178 million and $141 million of equity securities at December 31, 2011 and 2010, respectively, of which all are classified as Level 1 in the table.
(2)	Excludes Federal Reserve Bank and Federal Home Loan Bank Stock totaling $481 million and $219 million, respectively, at December 31, 2011 and $471 million and $419 million, respectively, at December 31, 2010.
(3)	At December 31, 2011, derivatives include approximately $1.4 billion related to legally enforceable master netting agreements that allow the Company to settle positive and negative positions. Derivatives are also presented excluding cash collateral received of $55 million and cash collateral posted of $732 million with counterparties. At December 31, 2010, derivatives include approximately $1.0 billion related to legally enforceable master netting agreements that allow the Company to settle positive and negative positions. Derivatives are also presented excluding cash collateral received of $11 million and cash collateral posted of $810 million with counterparties.
(4)	Derivative assets and liabilities both include $454 million of interest rate swaps and $23 million of interest rate options at December 31, 2011 and $269 million of interest rate swaps and $21 million of interest rate options at December 31, 2010 related to Morgan Keegan, all of which are classified as Level 2 in the table.
(5)	All trading account liabilities are related to Morgan Keegan at December 31, 2011 and 2010.

Assets and liabilities in all levels could result in volatile and material price fluctuations. Realized and unrealized gains and losses on Level 3 assets represent only a portion of the risk to market fluctuations in Regions’ consolidated balance sheets. Further, trading account assets, trading account liabilities, and derivatives included in Levels 1, 2 and 3 are used by the Asset and Liability Management Committee of the Company in a holistic approach to managing price fluctuation risks.

The following tables illustrate a rollforward for all assets and (liabilities) measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2011, 2010 and 2009. The tables do not reflect the change in fair value attributable to any related economic hedges the Company used to mitigate the interest rate risk associated with these assets and (liabilities).

	Year Ended December 31, 2011
	Balance January 1, 2011	Total Realized /Unrealized Gains or Losses										Net change in unrealized gains (losses) included in earnings related to assets and liabilities held at December 31, 2011
		Included in Earnings		Included in Other Compre- hensive Income (Loss)	Purchases	Sales	Issuances	Settlements	Transfers in to Level 3	Transfers out of Level 3	Balance December 31, 2011
						(In millions)
Level 3 Instruments Only
Trading account assets: (d)
Obligations of states and political subdivisions	$165	(17)		—	56	—	—	(65)	—	—	$139	$—
Commercial agency MBS	54	8		—	1,352	—	—	(1,364)	1	—	51	—
Other securities	10	18		—	8,051	—	—	(8,078)	—	—	1	—

Total trading account assets (e)	$229	9	(a)	—	9,459	—	—	(9,507)	1	—	$191	—

Securities available for sale:
Obligations of states and political subdivisions	$17	—		6	—	—	—	(3)	—	—	$20	—
Residential non-agency MBS	22	1		(1)	—	(3)	—	(3)	—	—	16	—

Total securities available for sale	$39	1	(c)	5	—	(3)	—	(6)	—	—	$36	—

Mortgage servicing rights	$267	(147	) (b)	—	62	—	—	—	—	—	$182	(147	) (b)

Trading account liabilities: (d)
Mortgage-backed securities:
Commercial agency	$6	—		—	—	—	—	(1)	—	—	$5	—
Other securities	4	—		—	(56)	—	—	54	—	—	2	—

Total trading account liabilities (e)	$10	—		—	(56)	—	—	53	—	—	$7	—

Derivatives, net:
Interest rate options	$3	123		—	—	—	—	(113)	—	—	$13	123	(b)
Interest rate futures and forward commitments	5	—		—	—	—	—	(5)	—	—	—	—

Total derivatives, net	$8	123	(b)	—	—	—	—	(118)	—	—	$13	123	(b)

(a)	Included in discontinued operations, on a net basis.
(b)	Included in mortgage income.
(c)	Included in other non-interest income.
(d)	Income from trading account assets primarily represents gains/(losses) on disposition, which inherently includes commissions on security transactions during the period.
(e)	All amounts related to trading account assets and trading account liabilities are related to Morgan Keegan (see Note 3 and 25 for discussion of pending sale of Morgan Keegan).

	Year Ended December 31, 2010
		Total Realized / Unrealized Gains or Losses									Net change in unrealized gains (losses) included in earnings related to assets and liabilities held at December 31, 2010
	Balance January 1, 2010	Included in Earnings		Included in Other Compre- hensive Income (Loss)	Purchases	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3	Balance December 31, 2010
						(In millions)
Level 3 Instruments Only
Trading account assets(c):
Obligations of states and political subdivisions	$171	(6)		—	198	—	(198)	—	—	$165	$—
Commercial agency MBS	40	2		—	737	—	(735)	10	—	54	—
Other securities	4	27		—	12,344	—	(12,382)	17	—	10	—

Total trading account assets(d)	$215	23	(a)	—	13,279	—	(13,315)	27	—	$229	—

Securities available for sale:
Obligations of states and political subdivisions	$17	—		7	—	—	(7)	—	—	$17	—
Residential non-agency MBS	36	—		—	—	—	(14)	—	—	22	—

Total securities available for sale	$53	—		7	—	—	(21)	—	—	$39	—

Mortgage servicing rights	$247	(61	)(b)	—	81	—	—	—	—	$267	(61	)(b)

Trading account liabilities(c):
Mortgage-backed securities:
Commercial agency	$1	—		—	5	—	—	—	—	$6	—
Other securities	—	—		—	36	—	(43)	11	—	4	—

Total trading account liabilities(d)	$1	—		—	41	—	(43)	11	—	$10	—

Derivatives, net:
Interest rate options	$—	108	(b)	—	—	—	(105)	—	—	$3	108	(b)
Interest rate futures and forward commitments	3	—		—	2	—	—	—	—	5	—

Total derivatives, net	$3	108		—	2	—	(105)	—	—	$8	108

(a)	Included in discontinued operations, on a net basis.
(b)	Included in mortgage income.
(c)	Income from trading account assets primarily represents gains/(losses) on disposition, which inherently includes commissions on security transactions during the period.
(d)	All amounts related to trading account assets and trading account liabilities are related to Morgan Keegan (see Note 3 and 25 for discussion of pending sale of Morgan Keegan).

	Year Ended December 31, 2009
	Balance January 1, 2009	Total Realized / Unrealized Gains or Losses			Purchases/ Issuances	Settlements	Transfers into / out of Level 3	Balance December 31, 2009	Net change in unrealized gains (losses) included in earnings related to assets and liabilities held at December 31, 2009
		Included in Earnings		Included in Other Comprehensive Income (Loss)
Level 3 Instruments Only	(In millions)
Trading account assets, net (f)(g)	$275	$(9	)(a)	$—	$40	$(96)	$4	$214	$—
Securities available for sale	95	(13	)(c)	3	—	(32)	—	53	(15	)(c)
Mortgage servicing rights	161	(15	)(b)	—	101	—	—	247	19	(b)
Derivatives, net	55	51	(d)	—	—	(103)	—	3	80	(e)

(a)	Included in discontinued operations, on a net basis.
(b)	Included in mortgage income.
(c)	Included in other non-interest income.
(d)	Approximately ($34) million included in discontinued operations, on a net basis and approximately $85 million included in mortgage income.
(e)	Approximately ($5) million included in discontinued operations, on a net basis and approximately $85 million included in mortgage income.
(f)	Income from trading account assets primarily represents gains/(losses) on disposition, which inherently includes commissions on security transactions during the period.
(g)	All amounts related to trading account assets and trading account liabilities are related to Morgan Keegan (see Note 3 and 25 for discussion of pending sale of Morgan Keegan).

The following table presents the carrying value and the level of valuation assumptions of those assets measured at fair value on a non-recurring basis as of December 31:

	2011				2010
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In millions)
Loans held for sale	$—	$36	$195	$231	$—	$238	$31	$269
Foreclosed property, other real estate and equipment	—	91	162	253	—	201	152	353

The following table presents the fair value adjustments related to non-recurring fair value measurements:

	2011	2010
	(In millions)
Loans held for sale	$(611)	$(259)
Foreclosed property, other real estate and equipment	(229)	(218)

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

The following table summarizes the difference between the aggregate fair value and the aggregate unpaid principal balance for mortgage loans held for sale measured at fair value:

	December 31, 2011			December 31, 2010
	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal
	(In millions)
Mortgage loans held for sale, at fair value	$844	$815	$29	$1,174	$1,181	$(7)

Interest income on mortgage loans held for sale is recognized based on contractual rates and is reflected in interest income on loans held for sale in the consolidated statements of operations. The following table details net gains (losses) resulting from changes in fair value of these loans which were recorded in mortgage income in the consolidated statements of operations. These changes in fair value are mostly offset by economic hedging activities. An immaterial portion of these amounts was attributable to changes in instrument-specific credit risk.

	Mortgage loans held for sale, at fair value
	Year Ended December 31
	2011	2010
	(In millions)
Net gains (losses) resulting from changes in fair value	$36	$(14)

The carrying amounts and estimated fair values of the Company’s financial instruments as of December 31 are as follows:

	December 31, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value(1)	Carrying Amount	Estimated Fair Value(1)
		(In millions)
Financial assets:
Cash and cash equivalents	$7,245	$7,245	$6,919	$6,919
Trading account assets	1,266	1,266	1,116	1,116
Securities available for sale	24,471	24,471	23,289	23,289
Securities held to maturity	16	17	24	26
Loans held for sale	1,193	1,193	1,485	1,485
Loans (excluding leases), net of unearned
income and allowance for loan losses (2),(3)	73,284	65,224	77,864	69,775
Other interest-earning assets	1,085	1,085	1,219	1,219
Derivatives, net	339	339	140	140
Financial liabilities:
Deposits	95,627	95,757	94,614	94,883
Short-term borrowings	3,067	3,067	3,937	3,937
Long-term borrowings	8,110	7,439	13,190	13,115
Loan commitments and letters of credit	117	756	125	899

(1)	Estimated fair values are consistent with an exit price concept. The assumptions used to estimate the fair values are intended to approximate those that a market participant would use in a hypothetical orderly transaction. In estimating fair value, the Company makes adjustments for interest rates, market liquidity and credit spreads as appropriate.
(2)	The estimated fair value of portfolio loans assumes sale of the loans to a third-party financial investor. Accordingly, the value to the Company if the loans were held to maturity is not reflected in the fair value estimate. In the current whole loan market, financial investors are generally requiring a higher rate of return than the return inherent in loans if held to maturity. The fair value discount at December 31, 2011 was $8.1 billion or 11.0%.
(3)	Excluded from this table is the lease carrying amount of $1.6 billion at December 31, 2011 and $1.8 billion at December 31, 2010.

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

The Insurance segment includes all business associated with commercial insurance and credit life products sold to consumer customers. During 2011, minor reclassifications were made from the Banking/Treasury segment to the Insurance segment to more appropriately present management’s current view of the segments. The 2010 and 2009 amounts presented below have been adjusted to conform to the 2011 presentation.

The Investment Banking/Brokerage/Trust segment includes trust activities and all brokerage and investment activities associated with Morgan Keegan. As discussed in Note 3 and in Note 25, in early 2012 Regions entered into an agreement to sell Morgan Keegan and related entities. The financial information related to these entities is shown in the tables below as discontinued operations, within the Investment Banking/Brokerage/Trust segment. The continuing operations information within this segment is related to Regions’ trust activities and Morgan Asset Management, which are not being sold.

The following tables present financial information for each reportable segment for the years ended December 31:

	Year Ended December 31, 2011
			Investment Banking/ Brokerage/Trust
	Banking/ Treasury	Insurance	Continuing Operations	Discontinued Operations	Total Company
	(In millions)
Net interest income	$3,375	$2	$33	$31	$3,441
Provision for loan losses	1,530	—	—	—	1,530
Non-interest income	1,800	136	207	995	3,138
Non-interest expense	3,342	99	168	942	4,551
Goodwill impairment	—	—	253	492	745
Income tax expense (benefit)	(52)	14	10	(4)	(32)

Net income	$355	$25	$(191)	$(404)	$(215)

Average assets	$122,497	$527	$3,695	$3,254	$129,973

	Year Ended December 31, 2010
			Investment Banking/ Brokerage/Trust
	Banking/ Treasury	Insurance	Continuing Operations	Discontinued Operations	Total Company
	(In millions)
Net interest income	$3,364	$2	$23	$43	$3,432
Provision for loan losses	2,863	—	—	—	2,863
Non-interest income	2,152	137	200	1,042	3,531
Non-interest expense	3,532	95	157	1,001	4,785
Regulatory charge	—	—	75	125	200
Income tax expense (benefit)	(427)	15	36	30	(346)

Net income (loss)	$(452)	$29	$(45)	$(71)	$(539)

Average assets	$129,618	$513	$2,589	$3,235	$135,955

	Year Ended December 31, 2009
			Investment Banking/ Brokerage/Trust
	Banking/ Treasury	Insurance	Continuing Operations	Discontinued Operations	Total Company
	(In millions)
Net interest income	$3,273	$3	$17	$42	$3,335
Provision for loan losses	3,541	—	—	—	3,541
Non-interest income	2,410	139	216	990	3,755
Non-interest expense	3,533	96	156	966	4,751
Income tax expense (benefit)	(241)	18	29	23	(171)

Net income (loss)	$(1,150)	$28	$48	$43	$(1,031)

Average assets	$137,664	$494	$1,310	$3,291	$142,759

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

Credit risk associated with these instruments as of December 31 is represented by the contractual amounts indicated in the following table:

	2011	2010
	(In millions)
Unused commitments to extend credit	$37,872	$30,828
Standby letters of credit	2,084	3,014
Commercial letters of credit	33	49
Liabilities associated with standby letters of credit	37	54
Assets associated with standby letters of credit	36	51
Reserve for unfunded credit commitments	78	71

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

LEASES

Regions and its subsidiaries lease land, premises and equipment under cancelable and non-cancelable leases, some of which contain renewal options under various terms. The leased properties are used primarily for banking purposes. Total rental expense on operating leases for the years ended December 31, 2011, 2010 and 2009 was $197 million, $203 million and $213 million, respectively.

The approximate future minimum rental commitments as of December 31, 2011, for all non-cancelable leases with initial or remaining terms of one year or more are shown in the following table. Included in these amounts are all renewal options reasonably assured of being exercised.

	Premises	Equipment	Total
	(In millions)
2012	$127	$37	$164
2013	121	21	142
2014	112	2	114
2015	104	1	105
2016	92	—	92
Thereafter	477	—	477

	$1,033	$61	$1,094

LEGAL CONTINGENCIES

Regions and its affiliates are subject to loss contingencies related to litigation and claims arising in the ordinary course of business. Regions evaluates these contingencies based on information currently available, including advice of counsel and assessment of available insurance coverage. Regions establishes accruals for litigation and claims when a loss contingency is considered probable and the related amount is reasonably estimable. Any accruals are periodically reviewed and may be adjusted as circumstances change. For certain matters, when able to do so, Regions also estimates loss contingencies for possible litigation and claims, whether or not there is an accrued probable loss. Where Regions is able to estimate such possible losses, Regions estimates that it is reasonably possible it could incur losses, in excess of amounts accrued, in an aggregate amount up to approximately $340 million as of December 31, 2011, with it also being reasonably possible that Regions could incur no losses. The estimates included in this amount are based on analysis of currently available information and are subject to significant judgment and to change as new information becomes available. Due to the inherent unpredictability of outcomes of litigation and claims, any amounts accrued or included in this aggregate amount may not represent the ultimate loss to Regions and, therefore, ultimate losses may be significantly different than the amounts accrued or included in this aggregate amount.

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

Beginning in December 2007, Regions and certain of its affiliates have been named in class-action lawsuits filed in federal and state courts on behalf of investors who purchased shares of certain Regions Morgan Keegan Select Funds (the “Funds”) and shareholders of Regions. The Funds were formerly managed by Morgan Asset

Management, Inc. (“Morgan Asset Management”). Morgan Asset Management no longer manages these Funds, which were transferred to Hyperion Brookfield Asset Management in 2008. Certain of the Funds have since been terminated by Hyperion. The complaints contain various allegations, including claims that the Funds and the defendants misrepresented or failed to disclose material facts relating to the activities of the Funds. Plaintiffs have requested equitable relief and unspecified monetary damages. No classes have been certified. Certain of the shareholders in these Funds and other interested parties have entered into arbitration proceedings and individual civil claims, in lieu of participating in the class actions. These lawsuits and proceedings will be subject to the indemnification agreement with Raymond James Financial, Inc. discussed in Note 25 “Subsequent Event”.

In July 2009, the Securities and Exchange Commission (“SEC”) filed a complaint in U.S. District Court for the Northern District of Georgia against Morgan Keegan alleging violations of the federal securities laws in connection with auction rate securities (“ARS”) that Morgan Keegan underwrote, marketed and sold. The SEC sought an injunction against Morgan Keegan for violations of the antifraud provisions of the federal securities laws, as well as disgorgement, financial penalties and other equitable relief for customers, including repurchase by Morgan Keegan of all ARS that it sold prior to March 20, 2008. Beginning in February 2009, Morgan Keegan commenced a voluntary program to repurchase ARS that it underwrote and sold to the firm’s customers, and extended that repurchase program on October 1, 2009 to include ARS that were sold by Morgan Keegan to its customers but were underwritten by other firms. On June 29, 2011, Morgan Keegan announced the final phase of the repurchase program to include ARS issued by Jefferson County, Alabama that were sold by Morgan Keegan to its customers. As of December 31, 2011, customers of Morgan Keegan owned approximately $25 thousand of Jefferson County ARS and approximately $650 thousand of other ARS, while Morgan Keegan held approximately $135 million of ARS on its balance sheet. On June 28, 2011, the Court issued a summary judgment in favor of Morgan Keegan in this case. The SEC has appealed that judgment. Previously on July 21, 2009, the Alabama Securities Commission issued a “Show Cause” order to Morgan Keegan arising out of the ARS matter that is the subject of the SEC complaint described above. The order requires Morgan Keegan to show cause why its registration as a broker-dealer should not be suspended or revoked in the State of Alabama and also why it should not be subject to disgorgement, repurchasing all ARS sold to Alabama residents and payment of costs and penalties. These matters will be subject to the indemnification agreement with Raymond James Financial, Inc. discussed in Note 25 “Subsequent Event”.

In April 2009, Regions, Regions Financing Trust III (the “Trust”) and certain of Regions’ current and former directors, were named in a purported class-action lawsuit filed in the U.S. District Court for the Southern District of New York on behalf of the purchasers of trust preferred securities offered by the Trust. The complaint alleges that defendants made statements in Regions’ registration statement, prospectus and year-end filings which were materially false and misleading, and seeks equitable relief and unspecified monetary damages. On May 10, 2010, the trial court dismissed all claims against all defendants in this case. On August 23, 2011, the Second Circuit Court of Appeals affirmed the dismissal. On September 6, 2011, the plaintiffs moved for a rehearing, but that motion was denied on October 17, 2011. Any appeal to the U.S. Supreme Court is due to be filed by March 15, 2012.

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

In September 2009, Regions was named as a defendant in a purported class-action lawsuit filed by customers of Regions Bank in the U.S. District Court for the Northern District of Georgia challenging the manner in which non-sufficient funds and overdraft fees were charged and the policies related to posting order. The case was transferred to multidistrict litigation in the U.S. District Court for the Southern District of Florida, and in May 2010 an order to compel arbitration was denied. Regions appealed the denial and on April 29, 2011, the Eleventh Circuit Court of Appeals vacated the denial and remanded the case to the district court for reconsideration of Regions’ motion to compel arbitration. On September 1, 2011, the trial court again denied Regions’ motion to compel arbitration. Regions is again appealing the denial to the Eleventh Circuit, and the case is stayed pending a resolution of the appeal. Another purported class action alleging these claims was filed in the U.S. District Court for the Northern District of Georgia in January 2012. The case is still early in its development and no class has been certified. Plaintiffs in these cases have requested equitable relief and unspecified monetary damages.

GUARANTEES

As a member of the Visa USA network, Regions, along with other members, indemnified Visa USA against litigation. On October 3, 2007, Visa USA was restructured and acquired several Visa affiliates. In conjunction with this restructuring, Regions’ indemnification of Visa USA was modified to cover specific litigation (“covered litigation”). Regions’ liability recognized under this indemnification was approximately $22 million and $24 million at December 31, 2011 and 2010, respectively.

On March 25, 2008, Visa executed an initial public offering (“IPO”) of common stock and, in connection with the IPO, Regions’ ownership interest in Visa was converted into Class B common stock of approximately 3.8 million shares. In the first quarter of 2008, Visa redeemed approximately 1.5 million shares of the Class B common stock from Regions for proceeds of approximately $63 million, all of which was recorded as other income in the consolidated statements of operations. In the second quarter of 2009, Regions sold the remaining Class B common stock to a third party. The sale resulted in a pre-tax gain of $80 million.

A portion of Visa’s proceeds from the IPO was escrowed to fund the covered litigation. To the extent that the amount available under the escrow arrangement is insufficient to fully resolve the covered litigation, Visa will enforce the indemnification obligations of Visa USA’s members for any excess amount.

NOTE 24. PARENT COMPANY ONLY FINANCIAL STATEMENTS

Presented below are condensed financial statements of Regions Financial Corporation:

Balance Sheets

	December 31
	2011	2010
ASSETS	(In millions)
Interest-bearing deposits in other banks	$2,497	$3,848
Loans to subsidiaries	1	36
Securities available for sale	31	36
Trading assets	20	26
Premises and equipment	25	65
Investments in subsidiaries:
Banks	16,436	15,719
Non-banks	1,188	1,670

	17,624	17,389
Other assets	405	380

Total assets	$20,603	$21,780

LIABILITIES AND STOCKHOLDERS’ EQUITY
Long-term borrowings	$3,887	$4,907
Other liabilities	217	139

Total liabilities	4,104	5,046
Stockholders’ equity:
Preferred stock	3,419	3,380
Common stock	13	13
Additional paid-in capital	19,060	19,050
Retained earnings (deficit)	(4,527)	(4,047)
Treasury stock	(1,397)	(1,402)
Accumulated other comprehensive loss	(69)	(260)

Total stockholders’ equity	16,499	16,734

Total liabilities and stockholders’ equity	$20,603	$21,780

Statements of Operations

	Year Ended December 31
	2011	2010	2009
		(In millions)
Income:
Service fees from subsidiaries	$129	$128	$123
Interest from subsidiaries	10	24	16
Gain on extinguishment of debt	—	—	61
Other	(5)	7	8

	134	159	208
Expenses:
Salaries and employee benefits	133	117	133
Interest	173	183	162
Net occupancy expense	9	9	4
Furniture and equipment expense	5	8	7
Legal and other professional fees	20	21	14
Other	64	50	36

	404	388	356
Income (loss) before income taxes and equity in undistributed earnings (loss) of subsidiaries	(270)	(229)	(148)
Income tax benefit	(121)	(93)	(31)

Income (loss) before equity in undistributed earnings (loss) of subsidiaries and preferred dividends	(149)	(136)	(117)
Equity in undistributed earnings (loss) of subsidiaries:
Banks	317	(252)	(978)
Non-banks	(383)	(151)	64

	(66)	(403)	(914)

Net income (loss)	(215)	(539)	(1,031)
Preferred stock dividends and accretion	(214)	(224)	(230)

Net income (loss) available to common shareholders	$(429)	$(763)	$(1,261)

Statements of Cash Flows

	Years Ended December 31
	2011	2010	2009
	(In millions)
Operating activities:
Net income (loss)	$(215)	$(539)	$(1,031)
Adjustments to reconcile net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	66	403	914
Depreciation, amortization and accretion, net	7	1	(2)
Loss on sale of premises and equipment	16	—	—
Decrease (increase) in trading assets	6	(4)	(3)
(Increase) decrease in other assets	(26)	40	69
Increase (decrease) in other liabilities	79	(115)	(80)
Other	(9)	21	136

Net cash from operating activities	(76)	(193)	3
Investing activities:
Investment in subsidiaries	(110)	(95)	(2,681)
Principal payments on loans to subsidiaries	35	55	—
Net sales of premises and equipment	21	(1)	4
Proceeds from sales and maturities of securities available for sale	34	13	23
Purchases of securities available for sale	(28)	(1)	(1)

Net cash from investing activities	(48)	(29)	(2,655)
Financing activities:
Proceeds from long-term borrowings	—	743	690
Payments on long-term borrowings	(1,001)	(501)	(493)
Net proceeds from issuance of mandatorily convertible preferred stock	—	—	278
Net proceeds from issuance of common stock	—	—	1,769
Cash dividends on common stock	(51)	(49)	(105)
Cash dividends on preferred stock	(175)	(184)	(194)

Net cash from financing activities	(1,227)	9	1,945
(Decrease) increase in cash and cash equivalents	(1,351)	(213)	(707)
Cash and cash equivalents at beginning of year	3,848	4,061	4,768

Cash and cash equivalents at end of year	$2,497	$3,848	$4,061

NOTE 25. SUBSEQUENT EVENT

On January 11, 2012, Regions entered into an agreement to sell 100% of the outstanding and issued common stock of Morgan Keegan & Company, Inc. and related affiliates to Raymond James Financial Inc. (“Raymond James”), for approximately $930 million in cash. The sale has been approved by the board of directors of the Company and the board of directors of Raymond James. As part of the transaction, Morgan Keegan will also pay Regions a dividend of $250 million before closing, pending regulatory approval, resulting in total proceeds of $1.18 billion to Regions, subject to adjustment. The transaction is anticipated to close around the end of the first quarter of 2012 subject to regulatory approvals and customary closing conditions. Morgan Asset Management and Regions Morgan Keegan Trust are not included in the sale and will remain part of Regions’ Wealth Management organization.

The transaction purchase price is subject to adjustment based on the closing tangible book value of the entities being sold and retention of Morgan Keegan associates in the 90-day post-closing period. Regions believes any adjustments to the sales price will not have a material impact to the consolidated financial statements.

As part of the agreement, Regions will indemnify Raymond James for all litigation matters related to pre-closing activities. At the time of the closing, Regions will record a liability equal to the fair value of the indemnification liabilities which will be included in the calculation of gain/(loss) on disposition.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A.	Controls and Procedures

Based on an evaluation, as of the end of the period covered by this Form 10-K, under the supervision and with the participation of Regions’ management, including its Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and the Chief Financial Officer have concluded that Regions’ disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) are effective. During the fourth fiscal quarter of the year ended December 31, 2011, there have been no changes in Regions’ internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Regions’ control over financial reporting.

The Report of Management on Internal Control Over Financial Reporting is included in Item 8. of this Annual Report on Form 10-K.

Item 9B.	Other Information

Not Applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information about the Directors and Director nominees of Regions included in Regions’ Proxy Statement for the Annual Meeting of Stockholders to be held on May 17, 2012 (the “Proxy Statement”) under the caption “ELECTION OF DIRECTORS” and the information incorporated by reference pursuant to Item 13. below are incorporated herein by reference. Information on Regions’ executive officers is included below.

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

Executive officers of the registrant as of December 31, 2011, are as follows:

Executive Officer	Age	Position and Offices Held with Registrant and Subsidiaries	Executive Officer Since*
O. B. Grayson Hall, Jr.	54	President and Chief Executive Officer and Director, registrant and Regions Bank. Previously President and Chief Operating Officer, registrant and Regions Bank; Vice Chairman and Head of General Banking Group, registrant and Regions Bank; Senior Executive Vice President and Head of General Banking Group, registrant and Regions Bank. Director, Morgan Keegan & Company, Inc.	1993
David B. Edmonds	58	Chief Administrative Officer and Senior Executive Vice President, registrant and Regions Bank. Previously Head of Human Resources Group, registrant and Regions Bank.	1994
Fournier J. “Boots” Gale, III	67	General Counsel and Corporate Secretary and Senior Executive Vice President, registrant and Regions Bank. Previously a founding partner of Maynard Cooper & Gale PC, a law firm in Birmingham, Alabama.	2011
C. Matthew Lusco	54	Chief Risk Officer and Senior Executive Vice President, registrant and Regions Bank. Previously managing partner of KMPG LLP’s offices in Birmingham, Alabama and Memphis, Tennessee.	2011

Executive Officer	Age	Position and Offices Held with Registrant and Subsidiaries	Executive Officer Since*
John B. Owen	50	Senior Executive Vice President and Head of Consumer Services Group, registrant and Regions Bank. Previously Senior Executive Vice President and Head of Operations and Technology Group, registrant and Regions Bank, and Chief Executive Officer for Assurant Specialty Property. Director and Chairman, Regions Insurance Group, Inc.	2009
David J. Turner, Jr.	48	Chief Financial Officer and Senior Executive Vice President, registrant and Regions Bank. Previously Executive Vice President and Director of Internal Audit Division for registrant.	2010
John C. Asbury	46	Senior Executive Vice President, Business Services Group, registrant and Regions Bank. Previously served in senior management roles at Bank of America including most recently as the Pacific Northwest region executive and senior vice president of Business Banking. Director, Regions Equipment Finance Corporation	2010
John C. Carson, Jr.	55	Chief Executive Officer and Director, Morgan Keegan & Company, Inc. Previously president of Fixed Income Capital Markets at Morgan Keegan.	2010
Brett D. Couch	48	Florida Region President and Senior Executive Vice President, Regions Bank. Previously served in senior management roles including as Mississippi state president and as area executive for West Florida. Director, Regions Investment Services, Inc.	2010
Barbara Godin	58	Executive Vice President, Chief Credit Officer and Head of Credit Operations, Regions Bank. Previously served in senior management roles in credit and risk management. Director, Regions Insurance Group, Inc.	2010
C. Keith Herron	47	Midsouth Region President and Senior Executive Vice President, Regions Bank. Previously served in senior management roles, including as the area executive for North Alabama, for East Tennessee and for Middle Tennessee. Director, Regions Investment Services, Inc.	2010

Executive Officer	Age	Position and Offices Held with Registrant and Subsidiaries	Executive Officer Since*
Ellen S. Jones	53	Business Operations and Support Chief Financial Officer and Executive Vice President, Regions Bank. Previously held senior level finance leadership positions at Bank of America. Director, Regions Insurance Group, Inc.	2010
David R. Keenan	43	Director of Human Resources and Executive Vice President, registrant and Regions Bank. Previously served in senior management roles in the Human Resources Group.	2010
Scott M. Peters	50	Chief Marketing Officer and Senior Executive Vice President, Regions Bank.	2010
William D. Ritter	41	Head of Wealth Management Group and Senior Executive Vice President, Regions Bank. Previously served in senior management roles including as the Central Region President and as North Central Alabama area executive. Director, Regions Insurance Group, Inc.	2010
Cynthia M. Rogers	55	Senior Executive Vice President, Operations and Technology, registrant and Regions Bank. Previously served in senior management roles, including as the head of Bank Operations.	2010
Ronald G. Smith	51	Southwest Region President and Senior Executive Vice President, Regions Bank. Previously served in senior management roles, including as the area executive for Mississippi/North Louisiana. Director, Regions Insurance Group, Inc.	2010
John M. Turner, Jr	50	Central Region President and Senior Executive Vice President, Regions Bank. Previously served as President of Whitney National Bank and Whitney Holding Corporation.	2011

*	The years indicated are those in which the individual was first deemed to be an executive officer of registrant, including its predecessor companies.

Item 11.	Executive Compensation

All information presented under the captions “COMPENSATION DISCUSSION AND ANALYSIS,” “2011 COMPENSATION,” “COMPENSATION COMMITTEE REPORT,” “ELECTION OF DIRECTORS—Compensation Committee Interlocks and Insider Participation” and “—Relationship of Compensation Policies and Practices to Risk Management” of the Proxy Statement are incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

All information presented under the caption “VOTING SECURITIES AND PRINCIPAL HOLDERS THEREOF” of the Proxy Statement is incorporated herein by reference.

Equity Compensation Plan Information

The following table gives information about the common stock that may be issued upon the exercise of options, warrants and rights under all of Regions’ existing equity compensation plans as of December 31, 2011.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity Compensation Plans Approved by Stockholders	17,620,942		$18.39	84,288,772	(b)
Equity Compensation Plans Not Approved by Stockholders	28,730,407	(c)	$26.82	—

Total	46,351,349		$23.62	84,288,772

(a)	Does not include outstanding restricted stock awards.
(b)	Consists of shares available for future issuance under the Regions Financial Corporation 2010 Long Term Incentive Plan. During 2011, all prior long-term incentive plans were closed to new grants.
(c)	Consists of outstanding stock options issued under certain plans assumed by Regions in connection with business combinations, including 28,727,707 options issued under plans assumed in connection with the Regions-AmSouth merger, which were issued under plans previously approved by AmSouth stockholders but not pre-merger Regions stockholders. In each instance, the number of shares subject to option and the exercise price of outstanding options have been adjusted to reflect the applicable exchange ratio. See Note 16 “Share-Based Payments” to the consolidated financial statements included in Regions’ Annual Report on Form 10-K for the year ended December 31, 2011. Does not include 178,826 shares issuable pursuant to outstanding rights under AmSouth deferred compensation plans assumed by Regions.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

(a) 1. Consolidated Financial Statements. The following reports of independent registered public accounting firm and consolidated financial statements of Regions and its subsidiaries are included in Item 8. of this Form 10-K:

2. Consolidated Financial Statement Schedules. The following consolidated financial statement schedules are included in Item 8. of this Form 10-K:

None. The Schedules to consolidated financial statements are not required under the related instructions or are inapplicable.

(b) Exhibits. The exhibits indicated below are either included or incorporated by reference as indicated.

SEC Assigned Exhibit Number	Description of Exhibits
2.1	Stock Purchase Agreement between Regions Financial Corporation and Raymond James Financial, Inc. dated January 11, 2012, incorporated by reference to Exhibit 2.1 to Form 8-K Current Report filed by registrant on January 12, 2012.

3.1	Amended and Restated Certificate of Incorporation incorporated by reference to Exhibit 3.1 to Form 8-K Current Report filed by registrant on May 14, 2010.

3.2	Certificate of Designations incorporated by reference to Exhibit 3.1 to Form 8-K Current Report filed by registrant on November 18, 2008.

3.4	Bylaws as restated, incorporated by reference to Exhibit 3.2 to Form 8-K Current Report filed by registrant on May 14, 2010.

4.1	Instruments defining the rights of security holders, including indentures. The registrant hereby agrees to furnish to the Commission upon request copies of instruments defining the rights of holders of long-term debt of the registrant and its consolidated subsidiaries; no issuance of debt exceeds 10 percent of the assets of the registrant and its subsidiaries on a consolidated basis.

4.2	Warrant to purchase up to 48,253,677 shares of Common Stock, issued on November 14, 2008 to the United States Department of Treasury, incorporated by reference to Exhibit 4.1 to Form 8-K Current Report filed by registrant on November 18, 2008.

4.3	Form of stock certificate for the class of Fixed Rate Cumulative Perpetual Preferred Stock Series A, incorporated by reference to Exhibit 4.2 to Form 8-K Current Report filed by registrant on November 18, 2008.

10.1*	Regions Financial Corporation 2010 Long Term Incentive Plan, incorporated by reference to Appendix B to Regions Financial Corporation’s Proxy Statement dated April 1, 2010, for the Regions Annual Meeting of Shareholders held May 13, 2010.

SEC Assigned Exhibit Number	Description of Exhibits
10.2*	Amendment, effective August 31, 2010, to Regions Financial Corporation 2010 Long Term Incentive Plan, incorporated by reference to Exhibit 10.1 to Form 10-Q Quarterly Report filed by registrant on November 3, 2010.

10.3*	Form of director restricted stock award agreement and grant notice under Regions Financial Corporation 2010 Long Term Incentive Plan, incorporated by reference to Exhibit 10.2 to Form 10-Q Quarterly Report filed by registrant on August 4, 2010.

10.4*	Form of director restricted stock award agreement and grant notice under Regions Financial Corporation 2010 Long Term Incentive Plan, incorporated by reference to exhibit 10.9 to Form 10-Q Quarterly Report filed by registrant on August 4, 2011.

10.5*	Form of employee restricted stock award agreement and grant notice under Regions Financial Corporation 2010 Long Term Incentive Plan, incorporated by reference to Exhibit 10.3 to Form 10-Q Quarterly Report filed by registrant on August 4, 2010.

10.6*	Form of stock option grant agreement under Regions Financial Corporation 2010 Long Term Incentive Plan, incorporated by reference to Exhibit 10.5 to Form 10-K Annual Report filed by registrant on February 24, 2011.

10.7*	Form of 2009-2010 Annual Salary Stock Unit Award Agreement, incorporated by reference to Exhibit 10.1 to Form 8-K Current Report filed by registrant on December 11, 2009.

10.8*	Form of 2011 Annual Salary Stock Unit Award Agreement, incorporated by reference to Exhibit 10.1 to Form 8-K Current Report filed by registrant on February 25, 2011.

10.9*	Form of TARP Restricted Stock Award Agreement, incorporated by reference to Exhibit 10.2 to Form 8-K Current Report filed by registrant on February 25, 2011.

10.10*	Form of 2012 Annual Salary Stock Unit Award Agreement.

10.11*	AmSouth Bancorporation 2006 Long Term Incentive Compensation Plan, incorporated by reference to Appendix C to AmSouth Bancorporation’s Proxy Statement dated March 10, 2006, for the AmSouth Annual Meeting of Shareholders held April 20, 2006, File No. 1-7476.

10.12*	Form of stock option grant agreement under AmSouth Bancorporation 2006 Long Term Incentive Compensation Plan, incorporated by reference to Exhibit 99.3 to Form 8-K Current Report filed by registrant on April 30, 2007.

10.13*	Form of restricted stock grant agreement under AmSouth Bancorporation 2006 Long Term Incentive Compensation Plan, incorporated by reference to Exhibit 99.4 to Form 8-K Current Report filed by registrant on April 30, 2007.

10.14*	Form of performance unit agreement under AmSouth Bancorporation 2006 Long Term Incentive Compensation Plan and Regions Financial Corporation 2006 Long Term Incentive Plan, incorporated by reference to Exhibit 99.5 to Form 8-K Current Report filed by registrant on April 30, 2007.

10.15*	Form of performance-based stock option grant agreement and award notice under AmSouth Bancorporation 2006 Long Term Incentive Compensation Plan, incorporated by reference to Exhibit 10.4 to Form 10-Q Quarterly Report filed by registrant on May 11, 2009.

10.16*	Regions Financial Corporation 2006 Long Term Incentive Plan, incorporated by reference to Exhibit 99.1 to Form 8-K Current Report filed by registrant on May 23, 2006, File No. 000-50831.

10.17*	Amendment to Regions Financial Corporation 2006 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.5 to Form 10-Q Quarterly Report filed by registrant on May 7, 2008.

SEC Assigned Exhibit Number	Description of Exhibits
10.18*	Form of stock option grant agreement under Regions Financial Corporation 2006 Long Term Incentive Plan, incorporated by reference to Exhibit 99.1 to Form 8-K Current Report filed by registrant on April 30, 2007.

10.19*	Form of restricted stock grant agreement under Regions Financial Corporation 2006 Long Term Incentive Plan, incorporated by reference to Exhibit 99.2 to Form 8-K Current Report filed by registrant on April 30, 2007.

10.20*	Form of performance-based stock option grant agreement and award notice under Regions Financial Corporation 2006 Long Term Incentive Plan, incorporated by reference to Exhibit 10.3 to Form 10-Q Quarterly Report filed by registrant on May 11, 2009.

10.21*	Form of performance-based restricted stock agreement and award notice under AmSouth Bancorporation 2006 Long Term Incentive Compensation Plan and Regions Financial Corporation 2006 Long Term Incentive Plan, incorporated by reference to Exhibit 10.5 to Form 10-Q Quarterly Report filed by registrant on May 11, 2009.

10.22*	Form of performance-based restricted stock agreement and award notice applicable to the non-employee members of the Board of Directors under the Regions Financial Corporation 2006 Long Term Incentive Plan, incorporated by reference to Exhibit 10.1 to Form 8-K Current Report filed by registrant on April 22, 2009.

10.23*	Form of director stock option grant agreement under Regions Financial Corporation 2006 Long Term Incentive Plan, incorporated by reference to Exhibit 10.45 to Form 10-K Annual Report filed by registrant on February 26, 2008.

10.24*	Form of 2009 LTI cash award agreement under the Regions Financial Corporation 2006 Long Term Incentive Plan, incorporated by reference to Exhibit 10.19 to Form 10-K Annual Report filed by registrant on February 24, 2011.

10.25*	Form of TARP restricted stock award agreement under the Regions Financial Corporation 2006 Long Term Incentive Plan with John C. Carson, incorporated by reference to Exhibit 10.20 to Form 10-K Annual Report filed by registrant on February 24, 2011.

10.26*	AmSouth Bancorporation 1996 Long Term Incentive Compensation Plan, as amended, incorporated by reference to Exhibit 10.2 to Form 10-Q Quarterly Report filed by AmSouth Bancorporation on November 9, 2004, File No. 1-7476.

10.27*	Amendment Number 1 to the AmSouth Bancorporation 1996 Long Term Incentive Compensation Plan, incorporated by reference to Exhibit 10.1 to Form 10-Q Quarterly Report filed by AmSouth Bancorporation on May 9, 2006, File No. 1-7476.

10.28*	Form of restricted stock grant agreement under AmSouth Bancorporation 1996 Long Term Incentive Compensation Plan, incorporated by reference to Exhibit 10.1 to Form 8-K Current Report filed by AmSouth Bancorporation on April 5, 2006, File No. 1-7476.

10.29*	Form of stock option grant agreement under AmSouth Bancorporation 1996 Long Term Incentive Compensation Plan, incorporated by reference as Exhibit 10.2 to Form 8-K Current Report filed by AmSouth Bancorporation on February 11, 2005, File No. 1-7476.

10.30*	AmSouth Bancorporation Amended and Restated Stock Option Plan for Outside Directors, incorporated by reference to Appendix E to AmSouth Bancorporation’s Proxy Statement dated March 10, 2004, for the Annual Meeting of Shareholders held April 15, 2004, File No. 1-7476.

10.31*	Form of stock option grant agreement under AmSouth Bancorporation Amended and Restated Stock Option Plan for Outside Directors, incorporated by reference to Exhibit 10.1 to Form 8-K Current Report filed by AmSouth Bancorporation on April 26, 2005, File No. 1-7476.

SEC Assigned Exhibit Number	Description of Exhibits
10.32*	Amended and Restated Regions Financial Corporation Directors’ Deferred Stock Investment Plan, incorporated by reference to Exhibit 10.27 to Form 10-K Annual Report filed by registrant on February 25, 2009.

10.33*	Amended and Restated Regions Financial Corporation Deferred Compensation Plan for Former Directors of AmSouth Bancorporation (formerly named Deferred Compensation Plan for Directors of AmSouth Bancorporation), incorporated by reference to Exhibit 10.30 to Form 10-K Annual Report filed by registrant on February 25, 2009.

10.34*	First American Corporation Directors’ Deferred Compensation Plan, incorporated by reference to Exhibit 10-a to Form 10-Q Quarterly Report filed by AmSouth Bancorporation on April 30, 2002, File No. 1-7476.

10.35*	Amendment Number 2 to First American Corporation Directors’ Deferred Compensation Plan, incorporated by reference to Exhibit 10.3 to Form 10-Q Quarterly Report filed by registrant on November 9, 2007.

10.36*	Form of deferred compensation agreement implementing deferred compensation arrangements with certain directors who were formerly directors of Union Planters Corporation, incorporated by reference to Exhibit 10.19 to Form 10-K Annual Report filed by registrant on March 14, 2005, File No. 000-50831.

10.37*	AmSouth Bancorporation Deferred Compensation Plan, incorporated by reference to Exhibit 10.13 to Form 10-K Annual Report filed by AmSouth Bancorporation on March 15, 2005, File No. 1-7476.

10.38*	Amendment Number 1 to AmSouth Bancorporation Deferred Compensation Plan effective November 4, 2006, incorporated by reference to Exhibit 10.59 to Form 10-K Annual Report filed by registrant on March 1, 2007.

10.39*	Amendment Number 2 to AmSouth Bancorporation Deferred Compensation Plan, incorporated by reference to Exhibit 10.36 to Form 10-K Annual Report filed by registrant on February 25, 2009.

10.40*	Regions Financial Corporation Executive Bonus Plan, incorporated by reference to Exhibit 99 to Form 8-K Current Report filed by registrant on May 25, 2005, File No. 000-50831.

10.41*	Form of Change-in-Control Agreement for executive officers O. B. Grayson Hall, Jr., David B. Edmonds and John B. Owen, incorporated by reference to Exhibit 10.3 of Form 8-K Current Report filed by registrant on October 3, 2007.

10.42*	Form of Change-in-Control Agreement for executive officer Fournier J. Gale, III, incorporated by reference to Exhibit 10.10 of Form 10-Q Quarterly Report filed by registrant on August 4, 2011.

10.43*	Form of Change-in-Control Agreement for executive officers C. Matthew Lusco and John M. Turner, Jr., incorporated by reference to Exhibit 10.11 of Form 10-Q Quarterly Report filed by registrant on August 4, 2011.

10.44*	Form of Change-in-Control Agreement with executive officers Brett D. Couch, Barbara Godin, C. Keith Herron, David R. Keenan, Scott M. Peters, Cynthia M. Rogers, Ronald G. Smith and David J. Turner, Jr., incorporated by reference to Exhibit 10.48 to Form 10-K Annual Report filed by registrant on February 24, 2011.

10.45*	Form of Change-in-Control Agreement with executive officers John C. Asbury, Ellen S. Jones and William D. Ritter, incorporated by reference to Exhibit 10.49 to Form 10-K Annual Report filed by registrant on February 24, 2011.

SEC Assigned Exhibit Number	Description of Exhibits
10.46*	Form of Change-in-Control Agreement with executive officer John C. Carson, incorporated by reference to exhibit 10.50 to Form 10-K Annual Report filed by registrant on February 24, 2011.

10.47*	Form of Retention RSU Award Notice, incorporated by reference to Exhibit 99.1 to Form 8-K Current Report filed by registrant on October 3, 2007.

10.48*	Form of Retention RSU Award Agreement, incorporated by reference to Exhibit 99.2 to Form 8-K Current Report filed by registrant on October 3, 2007.

10.49*	Amended and Restated Regions Financial Corporation Supplemental 401(k) Plan (formerly named AmSouth Bancorporation Supplemental Thrift Plan), incorporated by reference to Exhibit 10.58 to Form 10-K Annual Report filed by registrant on February 25, 2009.

10.50*	Amendment Number One to the Regions Financial Corporation Supplemental 401(k) Plan, incorporated by reference to Exhibit 10.4 to Form 8-K Current Report filed by registrant on February 27, 2009.

10.51*	Amendment Number Two to the Regions Financial Corporation Supplemental 401(k) Plan, incorporated by reference to Exhibit 10.2 to Form 8-K Current Report filed by registrant on December 18, 2009.

10.52*	Amendment Number Three to the Regions Financial Corporation Supplemental 401(k) Plan, incorporated by reference to Exhibit 10.59 to Form 10-K Annual Report filed by registrant on February 24, 2011.

10.53*	Amendment Number Four to the Regions Financial Corporation Supplemental 401(k) Plan, incorporated by reference to Exhibit 10.60 to Form 10-K Annual Report filed by registrant on February 24, 2011.

10.54*	Amendment Number Five to the Regions Financial Corporation Supplemental 401(k) Plan.

10.55*	Amended and Restated Regions Financial Corporation Post 2006 Supplemental Executive Retirement Plan (formerly named AmSouth Bancorporation Supplemental Retirement Plan), incorporated by reference to Exhibit 10.62 to Form 10-K Annual Report filed by registrant on February 25, 2009.

10.56*	Amendment Number One to the Regions Financial Corporation Post 2006 Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10.2 to Form 8-K Current Report filed by registrant on February 27, 2009.

10.57*	Amendment Number Two to the Regions Financial Corporation Post 2006 Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10.5 to Form 8-K Current Report filed by registrant on December 18, 2009.

10.58*	Regions Financial Corporation Post 2006 Supplemental Executive Retirement Plan Amended and Restated as of January 1, 2010, incorporated by reference to Exhibit 10.64 to Form 10-K Annual Report filed by registrant on February 24, 2011.

10.59*	Amendment Number One to the Regions Financial Corporation Post 2006 Supplemental Executive Retirement Plan Amended and Restated Effective as of January 1, 2010, incorporated by reference to Exhibit 10.65 to Form 10-K Annual Report filed by registrant on February 24, 2011.

10.60*	Form of Indemnification Agreement for Directors of AmSouth Bancorporation, incorporated by reference to Exhibit 10.2 to Form 8-K Current Report filed by AmSouth Bancorporation on April 20, 2006, File No. 1-7476.

10.61*	Form of Aircraft Time Sharing Agreement, incorporated by reference to Exhibit 10.1 to Form 10-Q Quarterly Report filed by registrant on November 4, 2009.

SEC Assigned Exhibit Number	Description of Exhibits
10.62*	Amended and Restated AmSouth Bancorporation Management Incentive Plan, incorporated by reference to Exhibit 10.46 to Form 10-K Annual Report filed by registrant on February 26, 2008.

10.63*	Regions Financial Corporation Management Incentive Plan, incorporated by reference to Exhibit 10.2 to Form 8-K Current Report filed by registrant on December 11, 2009.

10.64*	Form of Morgan Keegan & Company, Inc. Restricted Cash Agreement for executive officer John C. Carson, incorporated by reference to Exhibit 10.70 to Form 10-K Annual Report filed by registrant on February 24, 2011.

10.65*	Morgan Keegan & Company Amended and Restated Deferred Compensation Plan dated January 1, 2011, incorporated by reference to Exhibit 10.71 to Form 10-K Annual Report filed by registrant on February 24, 2011.

10.66	Letter Agreement, dated November 14, 2008 including the Securities Purchase Agreement—Standard Terms incorporated by reference therein, between registrant and the U.S. Treasury, incorporated by reference to Exhibit 10.1 to Form 8-K Current Report filed by registrant November 18, 2008.

10.67*	Form of letter agreement and Waiver executed in favor of U.S. Treasury and signed by each of O. B. Grayson Hall, Jr., David C. Edmonds, John B. Owen, and David J. Turner, Jr., incorporated by reference to Exhibit 10.47 to Form 10-K Annual Report filed by registrant on February 25, 2009.

10.68	Securities and Exchange Commission Order dated June 22, 2011, incorporated by reference to Exhibit 10.1 to Form 8-K Current Report filed by registrant on June 22, 2011.

10.69	Financial Industry Regulatory Authority Letter of Acceptance, Waiver and Consent, incorporated by reference to Exhibit 10.2 to Form 8-K Current Report filed by registrant on June 22, 2011.

10.70	Alabama Securities Commission Administrative Consent and Order, incorporated by reference to Exhibit 10.3 to Form 8-K Current Report filed by registrant on June 22, 2011.

10.71	Kentucky Public Protection Cabinet, Department of Financial Institutions Administrative Consent Order, incorporated by reference to Exhibit 10.4 to Form 8-K Current Report filed by registrant on June 22, 2011.

10.72	Mississippi Secretary of State Securities and Charities Division Administrative Consent Order, incorporated by reference to Exhibit 10.5 to Form 8-K Current Report filed by registrant on June 22, 2011.

10.73	South Carolina Securities Commissioner Administrative Consent Order, incorporated by reference to Exhibit 10.6 to Form 8-K Current Report filed by registrant on June 22, 2011.

10.74	Tennessee Securities Division Consent Order, incorporated by reference to Exhibit 10.7 to Form 8-K Current Report filed by registrant on June 22, 2011.

10.75	Form of Agreement with other states securities regulators, incorporated by reference to Exhibit 10.8 to Form 8-K Current Report filed by registrant on June 22, 2011.

12	Computation of Ratio of Earnings to Fixed Charges.

21	List of subsidiaries of registrant.

23	Consent of independent registered public accounting firm.

24	Powers of Attorney.

SEC Assigned Exhibit Number	Description of Exhibits
31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Certifications of Principal Executive Officer pursuant to 31 C.F.R. § 30.15.

99.2	Certifications of Principal Financial Officer pursuant to 31 C.F.R. § 30.15.

101	Interactive Data File

*	Compensatory plan or agreement.

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

Date: February 24, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ O. B. GRAYSON HALL, JR. O. B. Grayson Hall, Jr.	President, Chief Executive Officer, and Director (principal executive officer)	February 24, 2012

/S/ DAVID J. TURNER, JR. David J. Turner, Jr.	Senior Executive Vice President and Chief Financial Officer (principal financial officer)	February 24, 2012

/S/ HARDIE B. KIMBROUGH, JR. Hardie B. Kimbrough, Jr.	Executive Vice President and Controller (principal accounting officer)	February 24, 2012

* Samuel W. Bartholomew, Jr.	Director	February 24, 2012

* George W. Bryan	Director	February 24, 2012

* Carolyn H. Byrd	Director	February 24, 2012

* David J. Cooper, Sr.	Director	February 24, 2012

* Earnest W. Deavenport, Jr.	Chairman of the Board, Director	February 24, 2012

* Don DeFosset	Director	February 24, 2012

* Eric C. Fast	Director	February 24, 2012

Signature	Title	Date

* John D. Johns	Director	February 24, 2012

* James R. Malone	Director	February 24, 2012

* Ruth Ann Marshall	Director	February 24, 2012

* Susan W. Matlock	Director	February 24, 2012

* John E. Maupin, Jr.	Director	February 24, 2012

* Charles D. McCrary	Director	February 24, 2012

* John R. Roberts	Director	February 24, 2012

* Lee J. Styslinger III	Director	February 24, 2012

*	Fournier J. Gale, III, by signing his name hereto, does sign this document on behalf of each of the persons indicated above pursuant to powers of attorney executed by such persons and filed with the Securities and Exchange Commission.

By:	/S/ FOURNIER J. GALE, III
Fournier J. Gale, III
Attorney in Fact