Form 10-Q
period 2012-03-31
REGIONS FINANCIAL CORP
filed 2012-05-03
CIK 1281761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

or

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

The number of shares outstanding of each of the issuer’s classes of common stock was 1,412,429,000 shares of common stock, par value $.01, outstanding as of April 26, 2012.

REGIONS FINANCIAL CORPORATION

FORM 10-Q

Forward-Looking Statements

This Quarterly Report on Form 10-Q, other periodic reports filed by Regions Financial Corporation (“Regions”) under the Securities Exchange Act of 1934, as amended, and any other written or oral statements made by or on behalf of Regions may include forward-looking statements. The Private Securities Litigation Reform Act of 1995 (the “Act”) provides a “safe harbor” for forward-looking statements which are identified as such and are accompanied by the identification of important factors that could cause actual results to differ materially from the forward-looking statements. For these statements, we, together with our subsidiaries, unless the context implies otherwise, claim the protection afforded by the safe harbor in the Act. Forward-looking statements are not based on historical information, but rather are related to future operations, strategies, financial results or other developments. Forward-looking statements are based on management’s expectations as well as certain assumptions and estimates made by, and information available to, management at the time the statements are made. Those statements are based on general assumptions and are subject to various risks, uncertainties and other factors that may cause actual results to differ materially from the views, beliefs and projections expressed in such statements. These risks, uncertainties and other factors include, but are not limited to, those described below:

•

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) became law on July 21, 2010, and a number of legislative, regulatory and tax proposals remain pending. Additionally, the U.S. Treasury and federal banking regulators continue to implement, but are also beginning to wind down, a number of programs to address capital and liquidity in the banking system. Future and proposed rules, including those that are part of the Basel III process, could require banking institutions to increase levels of capital. All of the foregoing may have significant effects on Regions and the financial services industry, the exact nature and extent of which cannot be determined at this time.

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

•	Possible changes in the creditworthiness of customers and the possible impairment of the collectability of loans.

•	Possible changes in trade, monetary and fiscal policies, laws and regulations, and other activities of governments, agencies, and similar organizations, may have an adverse effect on business.

•	Possible stresses in the financial and real estate markets, including possible continued deterioration in property values.

•	Regions’ ability to manage fluctuations in the value of assets and liabilities and off-balance sheet exposure so as to maintain sufficient capital and liquidity to support Regions’ business.

•	Regions’ ability to expand into new markets and to maintain profit margins in the face of competitive pressures.

•	Regions’ ability to develop competitive new products and services in a timely manner and the acceptance of such products and services by Regions’ customers and potential customers.

•	Regions’ ability to keep pace with technological changes.

•	Regions’ ability to effectively manage credit risk, interest rate risk, market risk, operational risk, legal risk, liquidity risk, and regulatory and compliance risk.

•	Regions’ ability to ensure adequate capitalization which is impacted by inherent uncertainties in forecasting credit losses.

•	The cost and other effects of material contingencies, including litigation contingencies, and any adverse judicial, administrative, or arbitral rulings or proceedings.

•	The effects of increased competition from both banks and non-banks.

•	The effects of geopolitical instability and risks such as terrorist attacks.

•	Possible changes in consumer and business spending and saving habits could affect Regions’ ability to increase assets and to attract deposits.

•	The effects of weather and natural disasters such as floods, droughts, wind, tornadoes and hurricanes, and the effects of man-made disasters.

•	Possible downgrades in ratings issued by rating agencies.

•	Possible changes in the speed of loan prepayments by Regions’ customers and loan origination or sales volumes.

•	Possible acceleration of prepayments on mortgage-backed securities due to low interest rates, and the related acceleration of premium amortization on those securities.

•	The effects of problems encountered by larger or similar financial institutions that adversely affect Regions or the banking industry generally.

•	Regions’ ability to receive dividends from its subsidiaries.

•	The effects of the failure of any component of Regions’ business infrastructure which is provided by a third party.

•	Changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or other regulatory agencies.

•

With regard to the sale of Morgan Keegan, the possibility of business disruption following the transaction, reputational risks and the reaction of customers and counterparties to the transaction; and occurrences which could cause post-closing adjustments to the purchase price.

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

See also the “Forward-Looking Statements” and “Risk Factors” sections of Regions’ Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31 2012	December 31 2011
	(In millions, except share data)
Assets
Cash and due from banks	$2,036	$2,132
Interest-bearing deposits in other banks	5,270	4,913
Federal funds sold and securities purchased under agreements to resell	167	200
Trading account assets	1,127	1,266
Securities available for sale	27,177	24,471
Securities held to maturity	15	16
Loans held for sale (includes $752 and $844 measured at fair value, respectively)	1,054	1,193
Loans, net of unearned income	76,720	77,594
Allowance for loan losses	(2,530)	(2,745)

Net loans	74,190	74,849
Other interest-earning assets	1,054	1,085
Premises and equipment, net	2,350	2,375
Interest receivable	397	361
Goodwill	4,816	4,816
Mortgage servicing rights	199	182
Other identifiable intangible assets	420	449
Other assets	8,010	8,742

Total assets	$128,282	$127,050

Liabilities and Stockholders’ Equity
Deposits:
Non-interest-bearing	$29,707	$28,266
Interest-bearing	67,431	67,361

Total deposits	97,138	95,627
Borrowed funds:
Short-term borrowings:
Federal funds purchased and securities sold under agreements to repurchase	2,287	2,333
Other short-term borrowings	621	734

Total short-term borrowings	2,908	3,067
Long-term borrowings	7,196	8,110

Total borrowed funds	10,104	11,177
Other liabilities	3,506	3,747

Total liabilities	110,748	110,551
Stockholders’ equity:
Preferred stock, authorized 10 million shares Series A, cumulative perpetual participating, par value $1.00 (liquidation preference $1,000.00) per share, net of discount; Issued—3,500,000 shares	3,429	3,419
Common stock, par value $.01 per share:
Authorized 3 billion shares
Issued including treasury stock—1,454,644,205 and 1,301,230,838 shares, respectively	15	13
Additional paid-in capital	19,939	19,060
Retained earnings (deficit)	(4,395)	(4,527)
Treasury stock, at cost—42,215,194 and 42,414,444 shares, respectively	(1,394)	(1,397)
Accumulated other comprehensive income (loss), net	(60)	(69)

Total stockholders’ equity	17,534	16,499

Total liabilities and stockholders’ equity	$128,282	$127,050

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31
	2012	2011
	(In millions, except per share data)
Interest income on:
Loans, including fees	$812	$867
Securities:
Taxable	174	207
Tax-exempt	—	—

Total securities	174	207
Loans held for sale	7	13
Trading account assets	1	—
Other interest-earning assets	3	3

Total interest income	997	1,090
Interest expense on:
Deposits	88	139
Short-term borrowings	—	1
Long-term borrowings	82	95

Total interest expense	170	235

Net interest income	827	855
Provision for loan losses	117	482

Net interest income after provision for loan losses	710	373
Non-interest income:
Service charges on deposit accounts	254	287
Capital markets and investment income	28	31
Mortgage income	77	45
Trust department income	49	50
Securities gains, net	12	82
Other	104	85

Total non-interest income	524	580
Non-interest expense:
Salaries and employee benefits	442	428
Net occupancy expense	94	100
Furniture and equipment expense	64	70
Other	313	334

Total non-interest expense	913	932

Income from continuing operations before income taxes	321	21
Income tax expense (benefit)	82	(29)

Income from continuing operations	$239	$50
Discontinued operations:
Income (loss) from discontinued operations before income taxes	(65)	36
Income tax expense (benefit)	(25)	17

Income (loss) from discontinued operations, net of tax	(40)	19
Net income	$199	$69

Net income (loss) from continuing operations available to common shareholders	$185	$(2)

Net income available to common shareholders	$145	$17

Weighted-average number of shares outstanding:
Basic	1,282	1,257
Diluted	1,283	1,259
Earnings (loss) per common share from continuing operations:
Basic	$0.14	$(0.00)
Diluted	0.14	(0.00)
Earnings per common share:
Basic	$0.11	$0.01
Diluted	0.11	0.01
Cash dividends declared per common share	0.01	0.01

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31
	2012	2011
	(In millions)
Net income	$199	$69
Other comprehensive income (loss), net of tax:*
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period (net of zero and $33 tax effect for the three months ended March 31, 2012 and 2011, respectively)	2	(48)
Less: reclassification adjustments for securities gains realized in net income (net of $4 and $29 tax effect for the three months ended March 31, 2012 and 2011, respectively)	8	53

Net change in unrealized gains (losses) on securities available for sale	(6)	(101)
Unrealized gains (losses) on derivative instruments designated as cash flow hedges:
Unrealized holding gains (losses) on derivatives arising during the period (net of $6 and zero tax effect for the three months ended March 31, 2012 and 2011, respectively)	10	1
Less: reclassification adjustments for gains realized in net income (net of $6 and $19 tax effect for the three months ended March 31, 2012 and 2011, respectively)	10	31

Net change in unrealized gains (losses) on derivative instruments	—	(30)
Defined benefit pension plans and other post employment benefits:
Amortization of actuarial loss and prior service cost realized in net income, and other (net of $8 and $4 tax effect for the three months ended March 31, 2012 and 2011, respectively)	15	4

Net change from defined benefit pension plans	15	4

Other comprehensive income (loss), net of tax*	$9	$(127)

Comprehensive income (loss)	$208	$(58)

See notes to consolidated financial statements.

*	All other comprehensive amounts are shown net of tax.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Treasury Stock, At Cost	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount
	(In millions, except share and per share data)
BALANCE AT JANUARY 1, 2011	4	$3,380	1,256	$13	$19,050	$(4,047)	$(1,402)	$(260)	$16,734
Net income	—	—	—	—	—	69	—	—	69
Net change in unrealized gains and losses on securities available for sale, net of tax and reclassification adjustment	—	—	—	—	—	—	—	(101)	(101)
Net change in unrealized gains and losses on derivative instruments, net of tax and reclassification adjustment	—	—	—	—	—	—	—	(30)	(30)
Net change from defined benefit pension plans, net of tax	—	—	—	—	—	—	—	4	4
Cash dividends declared—$0.01 per share	—	—	—	—	—	(13)	—	—	(13)
Preferred dividends	—	—	—	—		(43)	—	—	(43)
Preferred stock transactions:
Discount accretion	—	9	—	—	—	(9)	—	—	—
Common stock transactions:
Impact of stock transactions under compensation plans, net	—	—	—	—	(3)	—	2	—	(1)

BALANCE AT MARCH 31, 2011	4	$3,389	1,256	$13	$19,047	$(4,043)	$(1,400)	$(387)	$16,619

BALANCE AT JANUARY 1, 2012	4	$3,419	1,259	$13	$19,060	$(4,527)	$(1,397)	$(69)	$16,499
Net income	—	—	—	—	—	199	—	—	199
Net change in unrealized gains and losses on securities available for sale, net of tax and reclassification adjustment	—	—	—	—	—	—	—	(6)	(6)
Net change from defined benefit pension plans, net of tax	—	—	—	—	—	—	—	15	15
Cash dividends declared—$0.01 per share	—	—	—	—	—	(13)	—	—	(13)
Preferred dividends	—	—	—	—	—	(44)	—	—	(44)
Preferred stock transactions:
Discount accretion	—	10	—	—	—	(10)	—	—	—
Common stock transactions:
Net proceeds from issuance of 153 million shares of common stock	—	—	153	2	873	—	—	—	875
Impact of stock transactions under compensation plans, net	—	—	—	—	6	—	3	—	9

BALANCE AT MARCH 31, 2012	4	$3,429	1,412	$15	$19,939	$(4,395)	$(1,394)	$(60)	$17,534

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31
	2012	2011
	(In millions)
Operating activities:
Net income	$199	$69
Adjustments to reconcile net cash provided by operating activities:
Provision for loan losses	117	482
Depreciation and amortization of premises and equipment	62	68
Provision for losses on other real estate, net	15	30
Net amortization of securities	68	50
Net amortization of loans and other assets	40	47
Net amortization of borrowings	1	—
Net securities gains	(12)	(82)
Deferred income tax expense (benefit)	55	(14)
Originations and purchases of loans held for sale	(1,029)	(1,450)
Proceeds from sales of loans held for sale	1,313	1,591
Gain on sale of loans, net	(38)	(20)
Valuation charges on loans held for sale	1	2
Decrease (increase) in trading account assets	139	(168)
Decrease in other interest-earning assets	31	5
Increase in interest receivable	(36)	(20)
Decrease in other assets	48	1,272
Decrease in other liabilities	(218)	(483)
Other	(1)	(47)

Net cash from operating activities	755	1,332
Investing activities:
Proceeds from sales of securities available for sale	1,398	2,419
Proceeds from maturities of securities available for sale	1,594	1,363
Proceeds from maturities of securities held to maturity	1	2
Purchases of securities available for sale	(5,075)	(5,323)
Proceeds from sales of loans	159	602
Purchases of loans	(174)	(162)
Net decrease in loans	337	202
Net purchases of premises and equipment	(37)	(28)

Net cash from investing activities	(1,797)	(925)
Financing activities:
Net increase in deposits	1,511	1,755
Net decrease in short-term borrowings	(159)	(755)
Proceeds from long-term borrowings	—	601
Payments on long-term borrowings	(900)	(1,551)
Cash dividends on common stock	(13)	(13)
Cash dividends on preferred stock	(44)	(43)
Net proceeds from issuance of common stock	875	—

Net cash from financing activities	1,270	(6)

Increase in cash and cash equivalents	228	401
Cash and cash equivalents at beginning of year	7,245	6,919

Cash and cash equivalents at end of period	$7,473	$7,320

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Three Months Ended March 31, 2012 and 2011

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

The accounting and reporting policies of Regions and the methods of applying those policies that materially affect the consolidated financial statements conform with accounting principles generally accepted in the United States (“GAAP”) and with general financial services industry practices. The accompanying interim financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and notes to the consolidated financial statements necessary for a complete presentation of financial position, results of operations, comprehensive income and cash flows in conformity with GAAP. In the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair presentation of the consolidated financial statements have been included. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto in Regions’ Form 10-K for the year ended December 31, 2011. Regions has evaluated all subsequent events for potential recognition and disclosure through the filing date of this Form 10-Q. See Note 16.

Beginning with first quarter 2012 financial reporting, as required by new accounting literature, Regions began presenting a separate consolidated statement of comprehensive income. Comprehensive income (loss) is the total of net income and all other non-owner changes in equity. Items are recognized as components of comprehensive income (loss) and are displayed net of tax in the consolidated statements of comprehensive income (loss). In the calculation of comprehensive income (loss), certain reclassification adjustments are made to avoid double-counting items that are displayed as part of net income (loss) for a period that also had been displayed as part of other comprehensive income (loss) in that period or earlier periods. The prior period is also shown for comparability.

On January 11, 2012, Regions entered into an agreement to sell Morgan Keegan & Company, Inc. (“Morgan Keegan”) and related affiliates. The transaction closed on April 2, 2012. See Note 2, Note 14 and Note 16 for further details. Results of operations for the entities being sold are presented separately as discontinued operations for all periods presented on the consolidated statements of operations because the pending sale met all of the criteria for reporting as discontinued operations at March 31, 2012. Other expenses related to the transaction are also included in discontinued operations. This presentation is consistent with the consolidated financial statements included in the 2011 Form 10-K.

Certain amounts in prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications are immaterial and have no effect on net income, comprehensive income, total assets or stockholders’ equity.

NOTE 2—Discontinued Operations

On January 11, 2012, Regions entered into a stock purchase agreement to sell Morgan Keegan and related affiliates to Raymond James Financial, Inc. (“Raymond James”). The transaction closed on April 2, 2012. Regions Investment Management, Inc. (formerly known as Morgan Asset Management, Inc.) and Regions Trust were not included in the sale. In connection with the closing, the Company and Raymond James agreed that in lieu of the $250 million pre-closing dividend from Morgan Keegan to the Company as contemplated in the original agreement, the parties would increase the purchase price by the same amount. The total purchase price received by the Company was approximately $1.2 billion.

The transaction purchase price is subject to post-closing adjustment based on the closing tangible book value of the entities being sold and retention of Morgan Keegan associates as of 90 days post-closing. Regions believes any adjustments to the sales price will not have a material impact to the consolidated financial statements. Regions has agreed to indemnify Raymond James for all litigation matters related to pre-closing activities. See Note 14 and Note 16 for related disclosure.

The following table represents the condensed results of operations for discontinued operations for the three months ended March 31:

	Three Months Ended March 31
	2012	2011
	(In millions, except per share data)
Interest income	$8	$10
Interest expense	1	2

Net interest income	7	8
Non-interest income:
Brokerage, investment banking and capital markets	233	236
Other	7	27

Total non-interest income	240	263
Non-interest expense:
Salaries and employee benefits	171	166
Net occupancy expense	9	9
Furniture and equipment expense	8	7
Professional and legal expenses	96	25
Other	28	28

Total non-interest expense	312	235

Income (loss) from discontinued operations before income taxes	(65)	36
Income tax expense (benefit)	(25)	17

Income (loss) from discontinued operations, net of tax	$(40)	$19

Earnings (loss) per common share from discontinued operations:
Basic	$(0.03)	$0.01
Diluted	$(0.03)	$0.01

A summary of the major categories of assets and liabilities (including related deferred taxes) related to the entities being sold as of March 31, 2012 and December 31, 2011 is as follows:

	March 31, 2012	December 31, 2011
	(In millions)
Assets:
Cash and due from banks	$165	$232
Securities purchased under agreements to resell	167	200
Trading account assets	963	1,088
Other interest-earning assets	373	340
Other assets	1,016	944

Total assets	$2,684	$2,804

Liabilities:
Securities sold under agreements to repurchase	$369	$253
Other short-term borrowings	560	678
Other liabilities	836	914

Total liabilities	$1,765	$1,845

NOTE 3—Securities

The amortized cost, gross unrealized gains and losses, and estimated fair value of securities available for sale and securities held to maturity are as follows:

	March 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Securities available for sale:
U.S. Treasury securities	$44	$3	$—	$47
Federal agency securities	336	3	—	339
Obligations of states and political subdivisions	21	10	—	31
Mortgage-backed securities:
Residential agency	22,992	489	(25)	23,456
Residential non-agency	14	1	—	15
Commercial agency	427	9	(1)	435
Commercial non-agency	479	13	(1)	491
Corporate and other debt securities	1,538	17	(12)	1,543
Equity securities	818	3	(1)	820

	$26,669	$548	$(40)	$27,177

Securities held to maturity:
U.S. Treasury securities	$4	$—	$—	$4
Federal agency securities	3	—	—	3
Mortgage-backed securities:
Residential agency	8	1	—	9

	$15	$1	$—	$16

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Securities available for sale:
U.S. Treasury securities	$95	$3	$—	$98
Federal agency securities	147	—	—	147
Obligations of states and political subdivisions	24	12	—	36
Mortgage-backed securities:
Residential agency	21,688	494	(7)	22,175
Residential non-agency	15	1	—	16
Commercial agency	318	8	—	326
Commercial non-agency	314	7	—	321
Corporate and other debt securities	539	5	(7)	537
Equity securities	817	2	(4)	815

	$23,957	$532	$(18)	$24,471

Securities held to maturity:
U.S. Treasury securities	$4	$—	$—	$4
Federal agency securities	3	—	—	3
Mortgage-backed securities:
Residential agency	9	1	—	10

	$16	$1	$—	$17

Entities included with the sale of Morgan Keegan and related affiliates had approximately $7 million and $2 million in securities available for sale at March 31, 2012 and December 31, 2011, respectively, which are included in the tables above. Morgan Keegan and related affiliates had no securities held to maturity at March 31, 2012 or December 31, 2011.

Equity securities in the tables above included the following amortized cost related to Federal Reserve Bank stock and Federal Home Loan Bank (“FHLB”) stock. Shares in the Federal Reserve Bank and FHLB are accounted for at amortized cost, which approximates fair value.

	March 31 2012	December 31 2011
	(In millions)
Federal Reserve Bank	$481	$481
Federal Home Loan Bank	219	219

Securities with carrying values of $14.4 billion and $14.3 billion at March 31, 2012 and December 31, 2011, respectively, were pledged to secure public funds, trust deposits and certain borrowing arrangements.

The amortized cost and estimated fair value of securities available for sale and securities held to maturity at March 31, 2012, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(In millions)
Securities available for sale:
Due in one year or less	$15	$15
Due after one year through five years	762	769
Due after five years through ten years	938	946
Due after ten years	224	230
Mortgage-backed securities:
Residential agency	22,992	23,456
Residential non-agency	14	15
Commercial agency	427	435
Commercial non-agency	479	491
Equity securities	818	820

	$26,669	$27,177

Securities held to maturity:
Due in one year or less	$4	$4
Due after one year through five years	3	3
Due after five years through ten years	—	—
Due after ten years	—	—
Mortgage-backed securities:
Residential agency	8	9

	$15	$16

The following tables present gross unrealized losses and estimated fair value of securities available for sale at March 31, 2012 and December 31, 2011. These securities are segregated between investments that have been in a continuous unrealized loss position for less than twelve months and twelve months or more.

	March 31, 2012
	Less Than Twelve Months		Twelve Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In millions)
Mortgage-backed securities:
Residential agency	$3,797	$(25)	$—	$—	$3,797	$(25)
Commercial agency	67	(1)	—	—	67	(1)
Commercial non-agency	134	(1)	—	—	134	(1)
All other securities	733	(11)	5	(2)	738	(13)

	$4,731	$(38)	$5	$(2)	$4,736	$(40)

	December 31, 2011
	Less Than Twelve Months		Twelve Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In millions)
Mortgage-backed securities:
Residential agency	$1,778	$(7)	$—	$—	$1,778	$(7)
All other securities	291	(9)	5	(2)	296	(11)

	$2,069	$(16)	$5	$(2)	$2,074	$(18)

There was no gross unrealized loss on debt securities held to maturity at either March 31, 2012 or December 31, 2011.

For the securities included in the tables above, management does not believe any individual unrealized loss, which was comprised of 537 securities and 524 securities at March 31, 2012 and December 31, 2011, respectively, represented an other-than-temporary impairment as of those dates. The Company does not intend to sell, and it is not likely that the Company will be required to sell, the securities before the recovery of their amortized cost basis, which may be at maturity.

Proceeds from sale, gross realized gains and gross realized losses from continuing operations on sales of securities available for sale are shown in the table below. The cost of securities sold is based on the specific identification method.

	For the Three Months Ended March 31
	2012	2011
	(In millions)
Proceeds	$1,398	$2,419
Gross realized gains	12	82
Gross realized losses	—	—

Net securities gains (losses)	$12	$82

The following table details net gains (losses) for trading account securities:

	Three Months Ended March 31
	2012	2011
	(In millions)
Total net gains (losses)	$30	$21
Unrealized portion	25	14

Included in the table above are amounts related to activities of Morgan Keegan of approximately $25 million and $15 million of total net gains for the three months ended March 31, 2012 and 2011, respectively. These amounts are included with results from discontinued operations.

NOTE 4—Loans and the Allowance for Credit Losses

LOANS

The following table presents the distribution by loan segment and class of Regions’ loan portfolio, net of unearned income:

	March 31 2012	December 31 2011
	(In millions, net of unearned income)
Commercial and industrial	$25,098	$24,522
Commercial real estate mortgage—owner occupied	10,931	11,166
Commercial real estate construction—owner occupied	281	337

Total commercial	36,310	36,025
Commercial investor real estate mortgage	9,156	9,702
Commercial investor real estate construction	955	1,025

Total investor real estate	10,111	10,727
Residential first mortgage	13,611	13,784
Home equity	12,642	13,021
Indirect	1,938	1,848
Consumer credit card	939	987
Other consumer	1,169	1,202

Total consumer	30,299	30,842

	$76,720	$77,594

During the three months ended March 31, 2012 and 2011, Regions purchased approximately $174 million and $162 million, respectively, in indirect loans from a third party.

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

CALCULATION OF ALLOWANCE FOR CREDIT LOSSES

As part of the Company’s ongoing efforts to enhance the allowance calculation, and in response to regulatory guidance issued during the first quarter of 2012, the home equity portfolio was segmented at a more granular level. Loss rates for home equity products are now developed based on lien position, status as a troubled debt restructuring (“TDR”), geography, past due status, and refreshed FICO scores for non-past due loans. The enhancement had the impact of reducing the component of the allowance for loan losses related to home equity loans by an estimate of approximately $30 million.

Except for the enhancement to home equity segmentation described above, during the first quarter of 2012 there were no changes in methodology for the calculation of the allowance for credit losses or policies for identification of non-accrual or for charge-offs. A detailed description of the Company’s methodology is included in the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2011.

ROLLFORWARD OF ALLOWANCE FOR CREDIT LOSSES

The following tables present analyses of the allowance for credit losses by portfolio segment for the three months ended March 31, 2012 and 2011. The total allowance for credit losses as of March 31, 2012 and 2011 is then disaggregated to detail the amounts derived through individual evaluation and the amounts calculated through collective evaluation. The allowance for credit losses related to individually evaluated loans includes reserves for non-accrual loans and leases equal to or greater than $2.5 million. The allowance for credit losses related to collectively evaluated loans includes the remainder of the portfolio.

	Three Months Ended March 31, 2012
	Commercial	Investor Real Estate	Consumer	Total
	(In millions)
Allowance for loan losses, January 1, 2012	$1,030	$991	$724	$2,745
Provision for loan losses	61	(10)	66	117
Loan losses:
Charge-offs	(125)	(95)	(156)	(376)
Recoveries	16	12	16	44

Net loan losses	(109)	(83)	(140)	(332)

Allowance for loan losses, March 31, 2012	982	898	650	2,530

Reserve for unfunded credit commitments, January 1, 2012	$30	$26	$22	$78
Provision (credit) for unfunded credit commitments	14	—	(1)	13

Reserve for unfunded credit commitments, March 31, 2012	44	26	21	91

Allowance for credit losses, March 31, 2012	$1,026	$924	$671	$2,621

Portion of ending allowance for credit losses:
Individually evaluated for impairment	$105	$146	$2	$253
Collectively evaluated for impairment	921	778	669	2,368

Total allowance for credit losses	$1,026	$924	$671	$2,621

Portion of loan portfolio ending balance:
Individually evaluated for impairment	$475	$532	$7	$1,014
Collectively evaluated for impairment	35,835	9,579	30,292	75,706

Total loans evaluated for impairment	$36,310	$10,111	$30,299	$76,720

	Three Months Ended March 31, 2011
	Commercial	Investor Real Estate	Consumer	Total
	(In millions)
Allowance for loan losses, January 1, 2011	$1,055	$1,370	$760	$3,185
Provision for loan losses	225	89	168	482
Loan losses:
Charge-offs	(151)	(181)	(180)	(512)
Recoveries	9	7	15	31

Net loan losses	(142)	(174)	(165)	(481)
Allowance for loan losses, March 31, 2011	1,138	1,285	763	3,186

Reserve for unfunded credit commitments, January 1, 2011	$32	$16	$23	$71
Provision for unfunded credit commitments	5	1	1	7

Reserve for unfunded credit commitments, March 31, 2011	37	17	24	78

Allowance for credit losses, March 31, 2011	$1,175	$1,302	$787	$3,264

Portion of ending allowance for credit losses:
Individually evaluated for impairment	$113	$340	$3	$456
Collectively evaluated for impairment	1,062	962	784	2,808

Total allowance for credit losses	$1,175	$1,302	$787	$3,264

Portion of loan portfolio ending balance:
Individually evaluated for impairment	$469	$1,248	$19	$1,736
Collectively evaluated for impairment	34,999	13,579	31,057	79,635

Total loans evaluated for impairment	$35,468	$14,827	$31,076	$81,371

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

Consumer—The consumer loan portfolio segment includes residential first mortgage, home equity, indirect, consumer credit card, and other consumer loans. Residential first mortgage loans represent loans to consumers to finance a residence. These loans are typically financed over a 15 to 30 year term and, in most cases, are extended to borrowers to finance their primary residence. Home equity lending includes both home equity loans and lines of credit. This type of lending, which is secured by a first or second mortgage on the borrower’s residence, allows customers to borrow against the equity in their home. Real estate market values as of the time the loan or line is secured directly affect the amount of credit extended and, in addition, changes in these values impact the depth of potential losses. Indirect lending, which is lending initiated through third-party business partners, is largely comprised of loans made through automotive dealerships. Consumer credit card includes approximately 500,000 Regions branded consumer credit card accounts purchased late in the second quarter of 2011 from FIA Card Services. Other consumer loans include direct consumer installment loans, overdrafts and other revolving loans. Loans in this portfolio segment are sensitive to unemployment and other key consumer economic measures.

CREDIT QUALITY INDICATORS

The following tables present credit quality indicators for the loan portfolio segments and classes, excluding loans held for sale, as of March 31, 2012 and December 31, 2011. Commercial and investor real estate loan classes are detailed by categories related to underlying credit quality and probability of default. These categories are utilized to develop the associated allowance for credit losses.

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

Classes in the consumer portfolio segment are disaggregated by accrual status. The associated allowance for credit losses is generally based on historical losses of the various classes adjusted for current economic conditions. For home equity products, loss rates are based on lien position, TDR status, geography, past due status, and refreshed FICO scores for current loans.

	March 31, 2012
	Pass	Special Mention	Substandard Accrual	Non-accrual	Total
	(In millions)
Commercial and industrial	$23,417	$636	$606	$439	$25,098
Commercial real estate mortgage—owner occupied	9,613	215	558	545	10,931
Commercial real estate construction—owner occupied	229	14	15	23	281

Total commercial	$33,259	$865	$1,179	$1,007	$36,310

Commercial investor real estate mortgage	6,627	693	1,196	640	9,156
Commercial investor real estate construction	556	94	178	127	955

Total investor real estate	$7,183	$787	$1,374	$767	$10,111

			Accrual	Non-accrual	Total
			(In millions)
Residential first mortgage			$13,370	$241	$13,611
Home equity			12,506	136	12,642
Indirect			1,938	—	1,938
Consumer credit card			939	—	939
Other consumer			1,169	—	1,169

Total consumer			$29,922	$377	$30,299

					$76,720

	December 31, 2011
	Pass	Special Mention	Substandard Accrual	Non-accrual	Total
	(In millions)
Commercial and industrial	$22,952	$479	$634	$457	$24,522
Commercial real estate mortgage—owner occupied	9,773	262	541	590	11,166
Commercial real estate construction—owner occupied	275	27	10	25	337

Total commercial	$33,000	$768	$1,185	$1,072	$36,025

Commercial investor real estate mortgage	6,851	756	1,361	734	9,702
Commercial investor real estate construction	531	113	201	180	1,025

Total investor real estate	$7,382	$869	$1,562	$914	$10,727

			Accrual	Non-accrual	Total
			(In millions)
Residential first mortgage			$13,534	$250	$13,784
Home equity			12,885	136	13,021
Indirect			1,848	—	1,848
Consumer credit card			987	—	987
Other consumer			1,202	—	1,202

Total consumer			$30,456	$386	$30,842

					$77,594

AGING ANALYSIS

The following tables include an aging analysis of days past due (DPD) for each portfolio class as of March 31, 2012 and December 31, 2011:

	March 31, 2012
	Accrual Loans
	30-59 DPD	60-89 DPD	90+ DPD	Total 30+ DPD	Total Accrual	Non-accrual	Total
	(In millions)
Commercial and industrial	$25	$18	$9	$52	$24,659	$439	$25,098
Commercial real estate mortgage—owner occupied	40	28	9	77	10,386	545	10,931
Commercial real estate construction—owner occupied	1	—	—	1	258	23	281

Total commercial	66	46	18	130	35,303	1,007	36,310

Commercial investor real estate mortgage	69	53	2	124	8,516	640	9,156
Commercial investor real estate construction	1	2	—	3	828	127	955

Total investor real estate	70	55	2	127	9,344	767	10,111

Residential first mortgage	158	100	300	558	13,370	241	13,611
Home equity	96	62	87	245	12,506	136	12,642
Indirect	19	6	2	27	1,938	—	1,938
Consumer credit card	7	5	14	26	939	—	939
Other consumer	14	4	4	22	1,169	—	1,169

Total consumer	294	177	407	878	29,922	377	30,299

	$430	$278	$427	$1,135	$74,569	$2,151	$76,720

	December 31, 2011
	Accrual Loans
	30-59 DPD	60-89 DPD	90+ DPD	Total 30+ DPD	Total Accrual	Non-accrual	Total
	(In millions)
Commercial and industrial	$38	$23	$28	$89	$24,065	$457	$24,522
Commercial real estate mortgage—owner occupied	47	23	9	79	10,576	590	11,166
Commercial real estate construction—owner occupied	3	1	—	4	312	25	337

Total commercial	88	47	37	172	34,953	1,072	36,025

Commercial investor real estate mortgage	34	42	13	89	8,968	734	9,702
Commercial investor real estate construction	23	5	—	28	845	180	1,025

Total investor real estate	57	47	13	117	9,813	914	10,727

Residential first mortgage	187	100	284	571	13,534	250	13,784
Home equity	121	77	93	291	12,885	136	13,021
Indirect	26	7	2	35	1,848	—	1,848
Consumer credit card	8	5	14	27	987	—	987
Other consumer	20	6	4	30	1,202	—	1,202

Total consumer	362	195	397	954	30,456	386	30,842

	$507	$289	$447	$1,243	$75,222	$2,372	$77,594

IMPAIRED LOANS

The following tables present details related to the Company’s impaired loans as of March 31, 2012 and December 31, 2011. Loans deemed to be impaired include non-accrual commercial and investor real estate loans, excluding leases, and all TDRs (including accruing commercial, investor real estate, and consumer TDRs). Loans which have been fully charged-off do not appear in the tables below.

	Non-accrual Impaired Loans As of March 31, 2012
			Book Value (3)
	Unpaid Principal Balance (1)	Charge-offs and Payments Applied (2)	Total Impaired Loans on Non-accrual Status	Impaired Loans on Non-accrual Status with No Related Allowance	Impaired Loans on Non-accrual Status with Related Allowance	Related Allowance for Loan Losses	Coverage % (4)
				(Dollars in millions)
Commercial and industrial	$516	$89	$427	$104	$323	$130	42.4%
Commercial real estate mortgage—owner occupied	632	88	544	37	507	187	43.5
Commercial real estate construction—owner occupied	35	12	23	1	22	10	62.9

Total commercial	1,183	189	994	142	852	327	43.6

Commercial investor real estate mortgage	774	134	640	59	581	201	43.3
Commercial investor real estate construction	172	46	126	9	117	44	52.3

Total investor real estate	946	180	766	68	698	245	44.9

Residential first mortgage	149	52	97	—	97	15	45.0
Home equity	29	10	19	—	19	2	41.4

Total consumer	178	62	116	—	116	17	44.4

Total	$2,307	$431	$1,876	$210	$1,666	$589	44.2%

	Accruing Impaired Loans As of March 31, 2012
	Unpaid Principal Balance (1)	Charge-offs and Payments Applied (2)	Book Value	Related Allowance for Loan Losses	Coverage % (4)
	(Dollars in millions)
Commercial and industrial	$268	$2	$266	$56	21.6%
Commercial real estate mortgage—owner occupied	223	2	221	34	16.1
Commercial real estate construction—owner occupied	4	—	4	1	25.0

Total commercial	495	4	491	91	19.2

Commercial investor real estate mortgage	930	6	924	186	20.6
Commercial investor real estate construction	133	—	133	79	59.4

Total investor real estate	1,063	6	1,057	265	25.5

Residential first mortgage	1,054	13	1,041	146	15.1
Home equity	429	4	425	42	10.7
Indirect	2	—	2	—	—
Other consumer	51	—	51	1	2.0

Total consumer	1,536	17	1,519	189	13.4

Total	$3,094	$27	$3,067	$545	18.5%

	Total Impaired Loans As of March 31, 2012							Three Months Ended March 31, 2012
			Book Value (3)
	Unpaid Principal Balance (1)	Charge-offs and Payments Applied (2)	Total Impaired Loans	Impaired Loans with No Related Allowance	Impaired Loans with Related Allowance	Related Allowance for Loan Losses	Coverage % (4)	Average Balance	Interest Income Recognized (5)
					(Dollars in millions)
Commercial and industrial	$784	$91	$693	$104	$589	$186	35.3%	$730	$4
Commercial real estate mortgage—owner occupied	855	90	765	37	728	221	36.4	785	3
Commercial real estate construction—owner occupied	39	12	27	1	26	11	59.0	28	—

Total commercial	1,678	193	1,485	142	1,343	418	36.4	1,543	7

Commercial investor real estate mortgage	1,704	140	1,564	59	1,505	387	30.9	1,636	10
Commercial investor real estate construction	305	46	259	9	250	123	55.4	294	2

Total investor real estate	2,009	186	1,823	68	1,755	510	34.6	1,930	12

Residential first mortgage	1,203	65	1,138	—	1,138	161	18.8	1,131	10
Home equity	458	14	444	—	444	44	12.7	444	5
Indirect	2	—	2	—	2	—	—	1	—
Other consumer	51	—	51	—	51	1	2.0	52	—

Total consumer	1,714	79	1,635	—	1,635	206	16.6	1,628	15

Total impaired loans	$5,401	$458	$4,943	$210	$4,733	$1,134	29.5%	$5,101	$34

(1)	Unpaid principal balance represents the contractual obligation due from the customer and includes the net book value plus charge-offs and payments applied.
(2)	Charge-offs and payments applied represents cumulative partial charge-offs taken, as well as interest payments received that have been applied against the outstanding principal balance.
(3)	Book value represents the unpaid principal balance less charge-offs and payments applied; it is shown before any allowance for loan losses.
(4)	Coverage % represents charge-offs and payments applied plus the related allowance as a percent of the unpaid principal balance.
(5)	Interest income recognized represents interest income on loans modified in a TDR, and are therefore considered impaired, which are on accruing status.

	Non-accrual Impaired Loans As of December 31, 2011
			Book Value (3)
	Unpaid Principal Balance (1)	Charge-offs and Payments Applied (2)	Total Impaired Loans on Non-accrual Status	Impaired Loans on Non- accrual Status with No Related Allowance	Impaired Loans on Non- accrual Status with Related Allowance	Related Allowance for Loan Losses	Coverage % (4)
	(Dollars in millions)
Commercial and industrial	$468	$88	$380	$61	$319	$129	46.4%
Commercial real estate mortgage—owner occupied	679	88	591	34	557	192	41.2
Commercial real estate construction—owner occupied	37	12	25	1	24	10	59.5

Total commercial	1,184	188	996	96	900	331	43.8

Commercial investor real estate mortgage	870	136	734	63	671	223	41.3
Commercial investor real estate construction	236	56	180	23	157	62	50.0

Total investor real estate	1,106	192	914	86	828	285	43.1

Residential first mortgage	146	49	97	—	97	15	43.8
Home equity	26	10	16	—	16	2	46.2

Total consumer	172	59	113	—	113	17	44.2

Total	$2,462	$439	$2,023	$182	$1,841	$633	43.5%

	Accruing Impaired Loans As of December 31, 2011
	Unpaid Principal Balance (1)	Charge-offs and Payments Applied (2)	Book Value (3)	Related Allowance for Loan Losses	Coverage % (4)
	(Dollars in millions)
Commercial and industrial	$290	$1	$289	$60	21.0%
Commercial real estate mortgage—owner occupied	205	3	202	30	16.1
Commercial real estate construction—owner occupied	2	—	2	—	—

Total commercial	497	4	493	90	18.9

Commercial investor real estate mortgage	862	7	855	174	21.0
Commercial investor real estate construction	140	—	140	81	57.9

Total investor real estate	1,002	7	995	255	26.1

Residential first mortgage	1,025	12	1,013	148	15.6
Home equity	428	4	424	60	15.0
Indirect	1	—	1	—	—
Other consumer	55	—	55	1	1.8

Total consumer	1,509	16	1,493	209	14.9

Total	$3,008	$27	$2,981	$554	19.3%

	Total Impaired Loans As of December 31, 2011							Three Months Ended March 31, 2011
			Book Value (3)
	Unpaid Principal Balance (1)	Charge-offs and Payments Applied (2)	Total Impaired Loans	Impaired Loans with No Related Allowance	Impaired Loans with Related Allowance	Related Allowance for Loan Losses	Coverage % (4)	Average Balance	Interest Income Recognized (5)
					(Dollars in millions)
Commercial and industrial	$758	$89	$669	$61	$608	$189	36.7%	$436	$—
Commercial real estate mortgage—owner occupied	884	91	793	34	759	222	35.4	705	1
Commercial real estate construction—owner occupied	39	12	27	1	26	10	56.4	32	—

Total commercial	1,681	192	1,489	96	1,393	421	36.5	1,173	1

Commercial investor real estate mortgage	1,732	143	1,589	63	1,526	397	31.2	1,367	2
Commercial investor real estate construction	376	56	320	23	297	143	52.9	496	—

Total investor real estate	2,108	199	1,909	86	1,823	540	35.1	1,863	2

Residential first mortgage	1,171	61	1,110	—	1,110	163	19.1	1,061	9
Home equity	454	14	440	—	440	62	16.7	379	5
Indirect	1	—	1	—	1	—	—	2	—
Other consumer	55	—	55	—	55	1	1.8	63	1

Total consumer	1,681	75	1,606	—	1,606	226	17.9	1,505	15

Total impaired loans	$5,470	$466	$5,004	$182	$4,822	$1,187	30.2%	$4,541	$18

(1)	Unpaid principal balance represents the contractual obligation due from the customer and includes the net book value plus charge-offs and payments applied.
(2)	Charge-offs and payments applied represents cumulative partial charge-offs taken, as well as interest payments received that have been applied against the outstanding principal balance.
(3)	Book value represents the unpaid principal balance less charge-offs and payments applied; it is shown before any allowance for loan losses.
(4)	Coverage % represents charge-offs and payments applied plus the related allowance as a percent of the unpaid principal balance.
(5)	Interest income recognized represents interest income on loans modified in a TDR, and are therefore considered impaired, which are on accruing status.

In addition to the impaired loans detailed in the tables above, there were approximately $249 million in non-performing loans classified as held for sale at March 31, 2012, compared to $328 million at December 31, 2011. These loans are larger balance credits, primarily investor real estate, where management does not have the intent to hold the loans for the foreseeable future. The loans are carried at an amount approximating a price which will be recoverable through the loan sale market. During the three months ended March 31, 2012, approximately $93 million in non-performing loans were transferred to held for sale; this amount is net of charge-offs of $53 million recorded upon transfer. During the three months ended March 31, 2011, approximately $188 million in non-performing loans were transferred to held for sale; this amount is net of charge-offs of $105 million recorded upon transfer. At March 31, 2012 and December 31, 2011, non-accrual loans including loans held for sale totaled $2.4 billion and $2.7 billion, respectively.

TROUBLED DEBT RESTRUCTURINGS (TDRs)

Modification Activity: Commercial and Investor Real Estate Portfolio Segments

Regions regularly modifies commercial and investor real estate loans in order to facilitate a workout strategy. Typical modifications include workout accommodations, such as renewals and forbearances. Regions’ business strategy to keep loan maturities short, particularly in the investor real estate portfolio segment, in order to maintain leverage in negotiating with customers drove the renewal activity. Regions often increases or at least maintains the same interest rate, and often receives consideration in exchange for such modifications (e.g., principal paydowns, additional collateral, or additional guarantor support). However, these modifications are refutably considered by Regions to be concessions if the borrower could not access similar financing at market terms, even if Regions concludes that the borrower will ultimately pay all contractual amounts owed. Additionally, as another workout alternative, Regions periodically uses A/B note restructurings when the underlying assets (primarily investor real estate) have a stabilized level of cash flow. An appropriately underwritten A-note will allow for upgraded risk rating, with ultimate return to accrual status upon charge-off of the B-note, and a satisfactory period of performance of the A-note (generally, six months). Regions continues to report A-notes as TDRs, even if upgraded to accrual status. Also, for smaller-dollar commercial customers, Regions may periodically grant interest rate and other term concessions, similar to those under the Customer Assistance Program (“CAP”) program as described below.

Modification Activity: Consumer Portfolio Segment

Regions continues to work to meet the individual needs of consumer borrowers to stem foreclosure through the CAP. Regions designed the program to allow for customer-tailored modifications with the goal of keeping customers in their homes and avoiding foreclosure where possible. Modification may be offered to any borrower experiencing financial hardship—regardless of the borrower’s payment status. Under the CAP, Regions may offer a short-term deferral, a term extension, an interest rate reduction, a new loan product, or a combination of these options. For loans restructured under the CAP, Regions expects to collect the original contractually due principal. The gross original contractual interest may be collectible, depending on the terms modified. The length of the CAP modifications ranges from temporary payment deferrals of three months to term extensions for the life of the loan. All such modifications are considered TDRs regardless of the term if there is a concession to a borrower experiencing financial difficulty. Modified loans are subject to policies governing accrual/non-accrual evaluation consistent with all other loans of the same product type. Consumer loans are subject to objective accrual/non-accrual decisions. Under these policies, loans subject to the CAP are charged down to estimated value on or before the month in which the loan becomes 180 days past due. Beginning in the third quarter of 2011, home equity second liens are charged down to estimated value by the end of the month in which the loan becomes 120 days past due. If a partial charge-off is necessary as a result of this evaluation, the loan is placed on non-accrual at that time. Because the program was designed to evaluate potential CAP participants as early as possible in the life cycle of the troubled loan, many of the modifications are finalized without the borrower ever reaching 180 days past due, and with the loans having never been placed on non-accrual. Accordingly, given the positive impact of the restructuring on the likelihood of recovery of cash flows due under the modified terms, accrual status continues to be appropriate for these loans. None of the modified consumer loans listed in the following TDR disclosures were collateral-dependent at the time of modification. At March 31, 2012, approximately $134 million in residential first mortgage TDRs were in excess of 180 days past due and are considered collateral-dependent. At March 31, 2012, approximately $11 million in home equity first lien TDRs were in excess of 180 days past due and $9 million in home equity second lien TDRs were in excess of 120 days past due and are considered collateral dependent.

Further discussion related to TDRs, including the impact of recently issued accounting literature, impact on allowance for loan losses, and designation of TDRs in periods subsequent to the modification is included in the Annual Report on Form 10-K for the year ended December 31, 2011.

Modifications Considered TDRs and Financial Impact

The majority of Regions’ 2012 commercial and investor real estate TDRs are the result of renewals where the only concession is that the interest rate at renewal is not considered to be a market rate. Consumer TDRs generally involve an interest rate concession. Accordingly, the financial impact of the modifications is best illustrated by the impact to the allowance calculation at the loan or pool level as a result of the loans being considered impaired due to their status as a TDR.

The following table presents loans by class modified in a TDR, and the financial impact of those modifications, for the period presented.

	Three Months Ended March 31, 2012
			Financial Impact of Modifications Considered TDRs
	Number of Obligors	Recorded Investment	Increase in Allowance at Modification
		(Dollars in millions)
Commercial and industrial	199	$151	$1
Commercial real estate mortgage—owner occupied	145	116	1
Commercial real estate construction—owner occupied	6	4	—

Total commercial	350	271	2
Commercial investor real estate mortgage	187	450	4
Commercial investor real estate construction	70	42	1

Total investor real estate	257	492	5
Residential first mortgage	352	67	8
Home equity	309	23	2
Indirect and other consumer	161	3	—

Total consumer	822	93	10

	1,429	$856	$17

As described previously, the consumer modifications granted by Regions are rate concessions, and not forgiveness of principal. The majority of the commercial and investor real estate modifications are renewals where there is no reduction in interest rate or forgiveness of principal. Accordingly, Regions most often does not record a charge-off at the modification date. A limited number of modifications included above are A/B note restructurings, where the B-note is charged off. The total charge-offs recorded for all modifications for the three months ended March 31, 2012 were approximately $5 million.

Defaulted TDRs

The following table presents TDRs which defaulted during the three months ended March 31, 2012, and which were modified in the previous twelve months (i.e., the twelve months prior to the default). For purposes of this disclosure, default is defined as 90 days past due and still accruing for the consumer portfolio segment, and placement on non-accrual status for the commercial and investor real estate portfolio segments. Consideration of defaults in the calculation of the allowance for loan losses is described in detail in the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2011.

Three Months Ended March 31, 2012
(In millions)
Defaulted During the Period, Where Modified in a TDR Twelve Months Prior to Default
Commercial and industrial	$36
Commercial real estate mortgage—owner occupied	11
Commercial real estate construction—owner occupied	1

Total commercial	48
Commercial investor real estate mortgage	60
Commercial investor real estate construction	7

Total investor real estate	67
Residential first mortgage	21
Home equity	6

Total consumer	27

$142

Commercial and investor real estate loans which were on non-accrual status at the time of the latest modification are not included in the default table above, as they are already considered to be in default at the time of the restructuring. At March 31, 2012, approximately $181 million of commercial and investor real estate loans modified in a TDR during the three months ended March 31, 2012 were on non-accrual status. Approximately 2 percent of this amount was 90 days past due.

At March 31, 2012, Regions had restructured binding unfunded commitments totaling $226 million where a concession was granted and the borrower was in financial difficulty.

NOTE 5—Loan Servicing

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

The tables below present an analysis of mortgage servicing rights under the fair value measurement method:

	Three Months Ended March 31
	2012	2011
	(In millions)
Carrying value, beginning of period	$182	$267
Additions	14	16
Increase (decrease) in fair value:
Due to change in valuation inputs or assumptions	9	5
Other changes (1)	(6)	(6)

Carrying value, end of period	$199	$282

(1)	Represents economic amortization associated with borrower repayments.

Data and assumptions used in the fair value calculation, as well as the valuation’s sensitivity to rate fluctuations, related to mortgage servicing rights (excluding related derivative instruments) are as follows:

	March 31
	2012	2011
	(Dollars in millions)
Unpaid principal balance	$26,163	$25,767
Weighted-average prepayment speed (CPR; percentage)	16.3%	12.2%
Estimated impact on fair value of a 10% increase	$(12)	$(14)
Estimated impact on fair value of a 20% increase	$(23)	$(27)
Option-adjusted spread (basis points)	1,171	633
Estimated impact on fair value of a 10% increase	$(6)	$(6)
Estimated impact on fair value of a 20% increase	$(13)	$(13)
Weighted-average coupon interest rate	5.2%	5.4%
Weighted-average remaining maturity (months)	279	283
Weighted-average servicing fee (basis points)	28.6	28.7

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

The following table presents servicing related fees, which includes contractually specified servicing fees, late fees and other ancillary income resulting from the servicing of mortgage loans:

	Three Months Ended March 31
	2012	2011
	(In millions)
Servicing related fees and other ancillary income	$21	$21

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

Regions maintains a repurchase liability related to mortgage loans sold with representations and warranty provisions. This repurchase liability is reported as other liabilities on the consolidated balance sheets and reflects management’s estimate of losses based on historical repurchase and loss trends, as well as other factors that may result in anticipated losses different from historical loss trends. Adjustments to this reserve are recorded in other non-interest expense on the consolidated statements of operations. The table below presents an analysis of Regions’ repurchase liability related to mortgage loans sold with representations and warranty provisions:

	Three Months Ended March 31
	2012	2011
	(In millions)
Beginning balance	$32	$32
Additions/(reductions), net	9	7
Losses	(8)	(7)

Ending balance	$33	$32

During the first quarter of 2012 and 2011, settled repurchase claims were related to one of the following alleged breaches: 1) underwriting guideline violations; 2) misrepresentation of income, assets or employment; or 3) property valuation not supported. These claims stem primarily from the 2006—2008 vintages.

NOTE 6—Goodwill

Goodwill allocated to each reportable segment is presented as follows:

	March 31 2012	December 31 2011
	(In millions)
Banking/Treasury	$4,691	$4,691
Insurance	125	125

	$4,816	$4,816

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

During the first quarter of 2012, Regions assessed the indicators of goodwill impairment as of February 29, 2012, and through the date of the filing of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2012. The indicators assessed included:

•	Recent operating performance,

•	Changes in market capitalization,

•	Regulatory actions and assessments,

•	Changes in the business climate (including legislation, legal factors and competition),

•	Company-specific factors (including changes in key personnel, asset impairments, and business dispositions), and

•	Trends in the banking industry.

While the assessment of these indicators did not indicate impairment, Regions determined that quantitative testing of goodwill was required for all of Regions’ reporting units for the March 31, 2012 interim period due to the shortfall between Regions’ market capitalization and book value. The results of the interim test indicated that goodwill was not impaired as of the test date.

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

Regions utilizes the capital asset pricing model (“CAPM”) in order to derive the base discount rate. The inputs to the CAPM include the 20-year risk-free rate, 5-year beta for a select peer set, and the market risk premium based on published data. Once the output of the CAPM is determined, a size premium is added (also based on a published source) as well as a company-specific risk premium, which is an estimate determined by the Company and meant to compensate for the risk inherent in the future cash flow projections and inherent differences (such as business model and market perception of risk) between Regions and the peer set.

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

Regions uses the output from these approaches to determine the estimated fair value of each reporting unit. Listed in the tables below are assumptions used in estimating the fair value of each reporting unit for the March 31, 2012 interim period and the December 31, 2011 annual test. First quarter 2012 includes testing for only the Banking/Treasury and Insurance reporting units, as the goodwill impairment charge taken on the Investment Banking/Brokerage/Trust reporting unit in the fourth quarter of 2011 reduced the net carrying value of goodwill in that reporting unit to zero. The tables include the discount rate used in the income approach, the market multiplier used in the market approaches, and the public company method control premium applied to all reporting units.

As of First Quarter 2012	Banking/ Treasury		Insurance
Discount rate used in income approach	14%		11%
Public company method market multiplier (1)	1.1	x	17.4	x
Transaction method market multiplier (2)	1.4	x	n/a

(1)

For the Banking/Treasury reporting unit, this multiplier is applied to tangible book value. For the Insurance reporting unit, this multiplier is applied to the last twelve months of net income. In addition to the multipliers, a 30 percent control premium is assumed for the Banking/Treasury reporting unit and for the Insurance reporting unit.

(2)	For the Banking/Treasury reporting unit, this multiplier is applied to tangible book value.

As of Fourth Quarter 2011	Banking/ Treasury		Investment Banking/ Brokerage/Trust		Insurance
Discount rate used in income approach	15%		15%		11%
Public company method market multiplier (1)	0.7	x	1.4	x	13.0	x
Transaction method market multiplier (2)	1.1	x	1.5	x	n/a

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

Regions’ capital plan, which was required under the Federal Reserve’s Comprehensive Capital Analysis and Review (“CCAR”), was submitted in early January of 2012. The Federal Reserve responded with no objections to the capital actions set forth in the capital plan on March 13, 2012. Shortly thereafter, Regions issued and sold 152.9 million shares of its common stock, par value $0.01 per share, at a price to the public of $5.90 per share, a premium above the closing price. The Company received approximately $875 million in net proceeds from the offering after underwriting discounts and commissions and other expenses. Additionally, in connection with the CCAR on March 13, 2012, the Federal Reserve disclosed its projections of pro-forma, post stress pre-provision income and losses and pro-forma, post stress capital ratios under the Federal Reserve’s “Supervisory Stress Scenario” for the nineteen institutions, including Regions, that participated in the 2011 CCAR. Regions exceeded the minimum required capital level over the entire review period through year-end 2013. Regions also received an upgrade to its debt ratings from Standard & Poor’s rating agency on March 15, 2012. These positive factors led to a reduction in the discount rate applied to the Banking/Treasury reporting unit in the first quarter of 2012.

The change in the public company market method control premium in the Banking/Treasury reporting unit from 55 percent in the fourth quarter 2011 to 30 percent in the first quarter 2012 reflects improved peer valuations which align with observable transactions.

NOTE 7—Stockholders’ Equity and Comprehensive Income (Loss)

On March 19, 2012, the Company issued 152.9 million shares of common stock at $5.90 per share, generating proceeds of approximately $875 million, net of issuance costs.

On November 14, 2008, Regions completed the sale of 3.5 million shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A, to the U.S. Treasury as part of the Capital Purchase Program (“CPP”). Under this agreement, Regions was required to pay the U.S. Treasury on a quarterly basis a 5 percent dividend, or $175 million annually, for each of the first five years of the investment, and 9 percent thereafter or until redemption. As part of its purchase of the preferred securities, the U.S. Treasury also received a warrant to purchase 48.3 million shares of Regions’ common stock at an exercise price of $10.88 per share, subject to anti-dilution and other adjustments. Regions received $3.5 billion from issuance of the Series A preferred shares and the warrant. The fair value allocation of the $3.5 billion between the preferred shares and the warrant resulted in $3.304 billion allocated to the preferred shares and $196 million allocated to the warrant. Accrued dividends on the preferred shares reduced retained earnings by $44 million during the first three months of 2012 compared to $43 million for the same period in 2011. The unamortized discount on the preferred shares was $71 million at March 31, 2012 and $81 million at December 31, 2011. Discount accretion on the preferred shares reduced retained earnings by $10 million and $9 million during the first three months of 2012 and 2011, respectively.

Both the preferred securities and the warrant are accounted for as components of Regions’ regulatory Tier 1 capital. As discussed in Note 16, on April 4, 2012 Regions repurchased the Series A shares at par. In May of 2012, Regions repurchased the warrant for $45 million.

At March 31, 2012, Regions had 23.1 million common shares available for repurchase through open market transactions under an existing share repurchase authorization. There were no treasury stock purchases through open market transactions during the first three months of 2012 or 2011. The Company’s ability to repurchase its common stock was limited by the terms of the CPP mentioned above and is subject to review and approval currently by the Federal Reserve.

The Board of Directors declared a $0.01 per share cash dividend for the first quarter of both 2012 and 2011.

NOTE 8—Earnings (Loss) per Common Share

The following table sets forth the computation of basic earnings (loss) per common share and diluted earnings (loss) per common share:

	Three Months Ended March 31
	2012	2011
	(In millions, except per share amounts)
Numerator:
Income from continuing operations	$239	$50
Less: Preferred stock dividends and accretion	(54)	(52)

Income (loss) from continuing operations available to common shareholders	185	(2)
Income (loss) from discontinued operations, net of tax	(40)	19

Net income available to common shareholders	$145	$17

Denominator:
Weighted-average common shares outstanding—basic	1,282	1,257
Potential common shares	1	2

Weighted-average common shares outstanding—diluted	1,283	1,259
Earnings (loss) per common share from continuing operations (1):
Basic	$0.14	$(0.00)
Diluted	0.14	(0.00)
Earnings (loss) per common share from discontinued operations (1):
Basic	(0.03)	0.01
Diluted	(0.03)	0.01
Earnings per common share (1):
Basic	0.11	0.01
Diluted	0.11	0.01

(1)	Certain per share amounts may not appear to reconcile due to rounding.

The effect from the assumed exercise of 39 million stock options for both the three months ended March 31, 2012 and 2011 was not included in the above computations of diluted earnings per common share because such amounts would have had an antidilutive effect on earnings per common share.

The weighted average common share balances above include the issuance of 152.9 million shares on March 19, 2012 as discussed in Note 7.

NOTE 9—Share-Based Payments

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

On May 13, 2010, the shareholders of the Company approved the Regions Financial Corporation 2010 Long-Term Incentive Plan (“2010 LTIP”), which permits the Company to grant to employees and directors various forms of incentive compensation. These forms of incentive compensation are similar to the types of compensation approved in prior plans. The 2010 LTIP authorizes 100 million common share equivalents available for grant, where grants of options count as one share equivalent and grants of full value awards (e.g., shares of restricted stock and restricted stock units) count as 2.25 share equivalents. Unless otherwise determined by the Compensation Committee of the Board of Directors, grants of restricted stock and restricted stock units accrue dividends as they are declared by the Board of Directors, and the dividends are paid upon vesting of the award. The 2010 LTIP closed all prior long-term incentive plans to new grants, and, accordingly, prospective grants must be made under the 2010 LTIP or a successor plan. All existing grants under prior long-term incentive plans were unaffected by this amendment. The number of remaining share equivalents available for future issuance under the 2010 LTIP was approximately 83 million at March 31, 2012.

STOCK OPTIONS

No stock option grants were made during the first quarter of 2012. The following table details the activity related to stock options during the first three months of 2012 and 2011:

The following table details the activity related to stock options:

	Three Months Ended March 31
	2012		2011
	Number of Options	Weighted-Average Exercise Price	Number of Options	Weighted-Average Exercise Price
Outstanding at beginning of period	46,351,349	$23.62	54,999,626	$24.41
Granted	—	—	114,065	7.43
Exercised	(177,892)	3.29	(18,442)	3.29
Canceled/Forfeited	(3,931,244)	25.91	(5,911,560)	23.62

Outstanding at end of period	42,242,213	$23.50	49,183,689	$24.47

Exercisable at end of period	36,593,195	$26.06	41,491,421	$27.72

RESTRICTED STOCK AWARDS

During the first three months of 2012 and 2011, Regions made restricted share grants that vest based upon a service condition. Dividend payments during the vesting period are deferred to the end of the vesting term. The fair value of these restricted shares was estimated based upon the fair value of the underlying shares on the date of the grant. The valuation was not adjusted for the deferral of dividends.

The following table details the activity related to restricted share awards and units:

	Three Months Ended March 31
	2012		2011
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested at beginning of period	6,280,360	$7.60	4,930,444	$12.13
Granted	465,080	5.72	425,013	7.38
Vested	(16,437)	23.15	(1,079,779)	24.50
Forfeited	(137,615)	4.52	(6,817)	14.90

Non-vested at end of period	6,591,388	$7.50	4,268,861	$8.52

NOTE 10—Pension and Other Postretirement Benefits

Net periodic pension cost included the following components:

	For The Three Months Ended March 31
	2012	2011
	(In millions)
Service cost	$11	$10
Interest cost	22	23
Expected return on plan assets	(29)	(30)
Amortization of actuarial loss	17	11
Amortization of prior service cost	1	—

	$22	$14

There was no material impact from other postretirement benefits on the consolidated financial statements for the three month periods ended March 31, 2012 or 2011.

NOTE 11—Derivative Financial Instruments and Hedging Activities

The following tables present the notional and fair value of derivative instruments on a gross basis as of March 31:

	March 31, 2012
	Notional Value	Asset Derivatives		Liability Derivatives
		Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In millions)
Derivatives in fair value hedging relationships:
Interest rate swaps	$5,661	Other assets	$137	Other liabilities	$1
Forward commitments	—		—		—
Derivatives in cash flow hedging relationships:
Interest rate swaps	11,500	Other assets	204	Other liabilities	—

Total derivatives designated as hedging instruments	$17,161		$341		$1

Derivatives not designated as hedging instruments:
Interest rate swaps (1)	$59,196	Other assets	$2,061	Other liabilities	$2,089
Interest rate options (2)	3,833	Other assets	44	Other liabilities	26
Interest rate futures and forward commitments	68,273	Other assets	13	Other liabilities	13
Other contracts	1,579	Other assets	53	Other liabilities	48

Total derivatives not designated as hedging instruments	$132,881		$2,171		$2,176

Total derivatives	$150,042		$2,512		$2,177

(1)	Includes Morgan Keegan amounts of $4.2 billion in notional value and $382 million in other assets/other liabilities
(2)	Includes Morgan Keegan amounts of $364 million in notional value and $21 million in other assets/other liabilities

	December 31, 2011
	Notional Value	Asset Derivatives		Liability Derivatives
		Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In millions)
Derivatives in fair value hedging relationships:
Interest rate swaps	$5,535	Other assets	$153	Other liabilities	$1
Forward commitments	640		—		11
Total
Derivatives in cash flow hedging relationships:
Interest rate swaps	11,500	Other assets	209	Other liabilities	1

Total derivatives designated as hedging instruments	$17,675		$362		$13

Derivatives not designated as hedging instruments:
Interest rate swaps (1)	$59,293	Other assets	$2,396	Other liabilities	$2,414
Interest rate options (2)	4,018	Other assets	41	Other liabilities	28
Interest rate futures and forward commitments	90,607	Other assets	11	Other liabilities	23
Other contracts	1,276	Other assets	43	Other liabilities	36

Total derivatives not designated as hedging instruments	$155,194		$2,491		$2,501

Total derivatives	$172,869		$2,853		$2,514

(1)	Includes Morgan Keegan amounts of $4.2 billion in notional value and $454 million in other assets/other liabilities
(2)	Includes Morgan Keegan amounts of $364 million in notional value and $23 million in other assets/other liabilities

HEDGING DERIVATIVES

Derivatives entered into to manage interest rate risk and facilitate asset/liability management strategies are designated as hedging derivatives. Derivative financial instruments that qualify in a hedging relationship are classified, based on the exposure being hedged, as either a fair value hedge or a cash flow hedge. The Company formally documents all hedging relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for entering into various hedge transactions. The Company performs periodic assessments to determine whether the hedging relationship has been highly effective in offsetting changes in fair values or cash flows of hedged items and whether the relationship is expected to continue to be highly effective in the future.

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

FAIR VALUE HEDGES

Fair value hedge relationships mitigate exposure to the change in fair value of an asset, liability or firm commitment. Under the fair value hedging model, gains or losses attributable to the change in fair value of the derivative instrument, as well as the gains and losses attributable to the change in fair value of the hedged item, are recognized in earnings in the period in which the change in fair value occurs. The corresponding adjustment to the hedged asset or liability is included in the basis of the hedged item, while the corresponding change in the fair value of the derivative instrument is recorded as an adjustment to other assets or other liabilities, as applicable. Hedge ineffectiveness exists to the extent that the changes in fair value of the derivative do not offset the changes in fair value of the hedged item and is recorded as other non-interest expense.

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

Regions enters into interest rate option contracts to protect cash flows through the maturity date of the hedging instrument on designated one-month LIBOR floating-rate loans from adverse extreme market interest rate changes. Regions purchases Eurodollar futures to hedge the variability in future cash flows based on forecasted resets of one-month LIBOR-based floating rate loans due to changes in the benchmark interest rate. Regions recognized an unrealized after-tax loss of $43 million and an unrealized after-tax gain of $17 million in accumulated other comprehensive income at March 31, 2012 and 2011, respectively, related to terminated cash flow hedges of loan and debt instruments which will be amortized into earnings in conjunction with the recognition of interest payments through 2017. Regions recognized a pre-tax loss of $4 million and pre-tax income of $9 million during the three months ended March 31, 2012 and 2011, respectively, related to the amortization of cash flow hedges of loan and debt instruments.

Regions expects to reclassify out of other comprehensive income and into earnings approximately $54 million in pre-tax income due to the receipt or payment of interest payments on all cash flow hedges within the next twelve months. Included in this amount is $18 million in pre-tax net losses related to the amortization of discontinued cash flow hedges. The maximum length of time over which Regions is hedging its exposure to the variability in future cash flows for forecasted transactions is approximately six years as of March 31, 2012.

The following tables present the effect of derivative instruments on the statements of operations:

Three Months Ended March 31, 2012

Derivatives in Fair Value Hedging Relationships	Location of Gain(Loss) Recognized in Income on Derivatives	Amount of Gain(Loss) Recognized in Income on Derivatives	Hedged Items in Fair Value Hedge Relationships	Location of Gain(Loss) Recognized in Income on Related Hedged Item	Amount of Gain(Loss) Recognized in Income on Related Hedged Item
(In millions)
Interest rate swaps	Other non-interest expense	$(15)	Debt/CDs	Other non-interest expense	$12
Interest rate swaps	Interest expense	31	Debt/CDs	Interest expense	3
Forward commitments	Other non-interest expense	(3)	Securities available for sale	Other non-interest expense	3

Total		$13			$18

Derivatives in Cash Flow Hedging Relationships	Amount of Gain(Loss) Recognized in Accumulated OCI on Derivatives (Effective Portion) (1)	Location of Gain(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain(Loss) Reclassified from Accumulated OCI into Income (Effective Portion) (2)	Location of Gain(Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain(Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing) (2)
		(In millions)
Interest rate swaps	$(3)	Interest income on loans	$20	Other non-interest expense	$—
Forward starting swaps	2	Interest expense on debt	(4)	Other non-interest expense	—
Interest rate options	—	Interest income on loans	—	Interest income on loans	—
Eurodollar futures	—	Interest income on loans	—	Other non-interest expense	—

Total	$(1)		$16		$—

(1)	After-tax
(2)	Pre-tax

Three Months Ended March 31, 2011

Derivatives in Fair Value Hedging Relationships	Location of Gain(Loss) Recognized in Income on Derivatives	Amount of Gain(Loss) Recognized in Income on Derivatives	Hedged Items in Fair Value Hedge Relationships	Location of Gain(Loss) Recognized in Income on Related Hedged Item	Amount of Gain(Loss) Recognized in Income on Related Hedged Item
(In millions)
Interest rate swaps	Other non-interest expense	$(49)	Debt/CDs	Other non-interest expense	$48
Interest rate swaps	Interest expense	51	Debt/CDs	Interest expense	4

Total		$2			$52

Derivatives in Cash Flow Hedging Relationships	Amount of Gain(Loss) Recognized in Accumulated OCI on Derivatives (Effective Portion) (1)	Location of Gain(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain(Loss) Reclassified from Accumulated OCI into Income (Effective Portion) (2)	Location of Gain(Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain(Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing) (2)
		(In millions)
Interest rate swaps	$(30)	Interest income on loans	$48	Other non-interest expense	$1
Interest rate swaps	1	Interest expense on debt	—	Other non-interest expense	(1)
Interest rate options	(2)	Interest income on loans	4	Interest income on loans	—
Eurodollar futures	1	Interest income on loans	(2)	Other non-interest expense	—

Total	$(30)		$50		$—

(1)	After-tax
(2)	Pre-tax

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

In the normal course of business, Morgan Keegan enters into underwriting and forward and future commitments on U.S. Government and municipal securities. As of March 31, 2012 and 2011, the total notional amount related to forward and future commitments was approximately $879 million and $389 million, respectively. The brokerage subsidiary typically settles its position by entering into equal but opposite contracts and, as such, the contract amounts do not necessarily represent future cash requirements. Settlement of the transactions relating to such commitments is not expected to have a material effect on the subsidiary’s financial position. Transactions involving future settlement give rise to market risk, which represents the potential loss that can be caused by a change in the market value of a particular financial instrument. The exposure to market risk is determined by a number of factors, including size, composition and diversification of positions held, the absolute and relative levels of interest rates, and market volatility.

Regions enters into interest rate lock commitments, which are commitments to originate mortgage loans whereby the interest rate on the loan is determined prior to funding and the customers have locked into that interest rate. At March 31, 2012 and 2011, Regions had $993 million and $464 million, respectively, in total notional amount of interest rate lock commitments. Regions manages market risk on interest rate lock commitments and mortgage loans held for sale with corresponding forward sale commitments, which are recorded at fair value with changes in fair value recorded in mortgage income. For both March 31, 2012 and 2011, Regions had $1.5 billion in total notional amount related to these forward rate commitments.

Regions has elected to account for mortgage servicing rights at fair market value with any changes to fair value being recorded within mortgage income. Concurrent with the election to use the fair value measurement method, Regions began using various derivative instruments, in the form of forward rate commitments, futures contracts, swaps and swaptions to mitigate the statement of operations effect of changes in the fair value of its mortgage servicing rights. As of March 31, 2012 and 2011, the total notional amount related to these contracts was $5.1 billion and $1.5 billion, respectively.

The following tables present the location and amount of gain or (loss) recognized in income on derivatives not designated as hedging instruments in the statement of operations for the three months ended March 31, 2012 and 2011, respectively:

	Three Months Ended March 31
Derivatives Not Designated as Hedging Instruments	2012	2011
	(In millions)
Capital markets and investment income
Interest rate swaps	$4	$8
Other contracts	3	3

Total capital markets and investment income	7	11

Mortgage income
Interest rate swaps	(3)	(5)
Interest rate options	5	(28)
Interest rate futures and forward commitments	16	2

Total mortgage income	18	(31)

	$25	$(20)

Credit risk, defined as all positive exposures not collateralized with cash or other financial instruments, at March 31, 2012 and 2011, totaled approximately $849 million and $846 million, respectively. This amount represents the net credit risk on all trading and other derivative positions held by Regions.

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

Regions’ maximum potential amount of future payments under these contracts as of March 31, 2012 was approximately $34 million. This scenario would only occur if variable interest rates were at zero percent and all counterparties defaulted with zero recovery. The fair value of sold protection at March 31, 2012 and 2011 was immaterial. In transactions where Regions has sold credit protection, recourse to collateral associated with the original swap transaction is available to offset some or all of Regions’ obligation.

CONTINGENT FEATURES

Certain of Regions’ derivative instrument contracts with broker-dealers contain provisions allowing those broker-dealers to terminate the contracts in the event that Regions’ and/or Regions Bank’s credit ratings falls below specified ratings from certain major credit rating agencies. At March 31, 2012, Moody’s credit ratings for Regions Financial Corporation and Regions Bank were below investment grade. As a result of these ratings, certain Regions Bank broker-dealer counterparties could have terminated these contracts at their discretion. In lieu of terminating the contracts, Regions Bank and certain of its broker-dealer counterparties amended the contracts such that Regions Bank was required to post additional collateral in the cumulative amount of $188 million to these counterparties as of March 31, 2012.

Some of these contracts with broker-dealers still contain credit-related termination provisions and/or credit-related provisions regarding the posting of collateral. At March 31, 2012, the net fair value of such contracts containing credit-related termination provisions that were in a liability position was $289 million, for which Regions had posted collateral of $401 million. At March 31, 2012, the net fair value of contracts that do not contain credit-related termination provisions that were in a liability position was $234 million, for which Regions had posted collateral of $236 million. Other derivative contracts with broker-dealers do not contain any credit-related provisions. These counterparties require complete overnight collateralization.

The aggregate fair value of all derivative instruments with any credit-risk-related contingent features that were in a liability position on March 31, 2012 and December 31, 2011, was $377 million and $425 million, respectively, for which Regions had posted collateral of $490 million and $531 million, respectively, in the normal course of business.

NOTE 12—Fair Value Measurements

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

See Note 1 “Summary of Significant Accounting Policies” to the consolidated financial statements of the 2011 Annual Report on Form 10-K for a description of valuation methodologies for assets and liabilities measured at fair value on a recurring and non-recurring basis. Regions rarely transfers assets and liabilities measured at fair value between Level 1 and Level 2 measurements. There were no such transfers during the three month periods ended March 31, 2012 and 2011. Trading account assets are periodically transferred into or out of Level 3 valuation based on management’s conclusion regarding the best method of pricing for an individual security. Such transfers are accounted for as if they occur at the beginning of a reporting period.

The following tables present assets and liabilities measured at fair value on a recurring basis and non-recurring basis as of March 31, 2012 and December 31, 2011:

	March 31, 2012				December 31, 2011
	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
	(In millions)
Recurring fair value measurements
Trading account assets
U.S. Treasury securities	$125	$—	$—	$125	$212	$3	$—	$215
Obligations of states and political subdivisions	—	164	124	288	—	101	139	240
Mortgage-backed securities:
Residential agency	—	199	—	199	—	359	—	359
Commercial agency	—	—	104	104	—	—	51	51
Other securities	—	33	13	46	—	35	1	36
Equity securities	365	—	—	365	365	—	—	365

Total trading account assets (1)	$490	$396	$241	$1,127	$577	$498	$191	$1,266

Securities available for sale
U.S. Treasury securities	$47	$—	$—	$47	$98	$—	$—	$98
Federal agency securities	—	339	—	339	—	147	—	147
Obligations of states and political subdivisions	—	15	16	31	—	16	20	36
Mortgage-backed securities:
Residential agency	—	23,456	—	23,456	—	22,175	—	22,175
Residential non-agency	—	—	15	15	—	—	16	16
Commercial agency	—	435	—	435	—	326	—	326
Commercial non-agency	—	491	—	491	—	321	—	321
Other debt securities	—	1,540	3	1,543	—	537	—	537
Equity securities (2)	120	—	—	120	115	—	—	115

Total securities available for sale	$167	$26,276	$34	$26,477	$213	$23,522	$36	$23,771

Mortgage loans held for sale	$—	$752	$—	$752	$—	$844	$—	$844

Mortgage servicing rights	$—	$—	$199	$199	$—	$—	$182	$182

Derivative assets
Interest rate swaps	$—	$2,402	$—	$2,402	$—	$2,758	$—	$2,758
Interest rate options	—	26	18	44	—	28	13	41
Interest rate futures and forward commitments	—	13	—	13	—	11	—	11
Other contracts	—	53	—	53	—	43	—	43

Total derivative assets (3) (4)	$—	$2,494	$18	$2,512	$—	$2,840	$13	$2,853

Trading account liabilities
U.S. Treasury securities	$—	$108	$—	$108	$—	$97	$—	$97
Obligations of states and political subdivisions	—	—	—	—	—	2	—	2
Mortgage-backed securities:
Residential agency	—	55	—	55	—	133	—	133
Commercial agency	—	—	42	42	—	—	5	5
Other securities	—	1	10	11	—	16	2	18
Equity securities	—	—	—	—	1	—	—	1

Total trading account liabilities (5)	$—	$164	$52	$216	$1	$248	$7	$256

Derivative liabilities
Interest rate swaps	$—	$2,090	$—	$2,090	$—	$2,416	$—	$2,416
Interest rate options	—	26	—	26	—	28	—	28
Interest rate futures and forward commitments	—	13	—	13	—	34	—	34
Other contracts	—	48	—	48	—	36	—	36

Total derivative liabilities (3) (4)	$—	$2,177	$—	$2,177	$—	$2,514	$—	$2,514

Nonrecurring fair value measurements
Loans held for sale	$—	$35	$93	$128	$—	$36	$195	$231
Foreclosed property, other real estate and equipment	—	70	68	138	—	91	162	253

(1)

All trading account assets are related to Morgan Keegan (see Note 2 for further discussion regarding the sale of Morgan Keegan) with the exception of $164 million and $178 million of equity securities at March 31, 2012 and December 31, 2011, respectively, of which all are classified as Level 1 in the table.

(2)	Excludes Federal Reserve Bank and Federal Home Loan Bank Stock totaling $481 million and $219 million, respectively, at both March 31, 2012 and December 31, 2011.
(3)

At March 31, 2012, derivatives include approximately $1.2 billion related to legally enforceable master netting agreements that allow the Company to settle positive and negative positions. Derivatives are also presented excluding cash collateral received of $61 million and cash collateral posted of $677 million with counterparties. At December 31, 2011, derivatives include approximately $1.4 billion related to legally enforceable master netting agreements that allow the Company to settle positive and negative positions. Derivatives are also presented excluding cash collateral received of $55 million and cash collateral posted of $732 million with counterparties.

(4)

Derivative assets and liabilities both include $382 million of interest rate swaps and $21 million of interest rate options at March 31, 2012 and $454 million of interest rate swaps and $23 million of interest rate options at December 31, 2011 related to Morgan Keegan, all of which are classified as Level 2 in the table.

(5)	All trading account liabilities are related to Morgan Keegan at March 31, 2012 and December 31, 2011.

Assets and liabilities in all levels could result in volatile and material price fluctuations. Realized and unrealized gains and losses on Level 3 assets represent only a portion of the risk to market fluctuations in Regions’ consolidated balance sheets. Further, trading account assets, trading account liabilities and derivatives included in Levels 1, 2 and 3 are used by the Asset and Liability Management Committee of the Company in a holistic approach to managing price fluctuation risks.

The following tables illustrate a rollforward for all assets and (liabilities) measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2012 and 2011, respectively. The tables do not reflect the change in fair value attributable to any related economic hedges the Company used to mitigate the interest rate risk associated with these assets and (liabilities).

	Three Months Ended March 31, 2012
												Net change in unrealized gains (losses) included in earnings related to assets and liabilities held at March 31, 2012
		Total Realized / Unrealized Gains or Losses
	Opening Balance January 1, 2012	Included in Earnings		Included in Other Compre- hensive Income (Loss)	Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3	Closing Balance March 31, 2012
	(In millions)
Level 3 Instruments Only
Trading account assets: (c)
Obligations of states and political subdivisions	$139	(3)		—	4	—	—	(16)	—	—	$124	$—
Commercial agency MBS	51	2		—	368	—	—	(317)	—	—	104	—
Other securities	1	4		—	2,248	—	—	(2,240)	—	—	13	—

Total trading account assets (d)	$191	3	(a)	—	2,620	—	—	(2,573)	—	—	$241	—

Securities available for sale:
Obligations of states and political subdivisions	$20	—		(2)	—	—	—	(2)	—	—	$16	—
Residential non-agency MBS	16	—		—	—	—	—	(1)	—	—	15	—
Other debt securities	—	—		—	—	—	—	—	3	—	3	—

Total securities available for sale	$36	—		(2)	—	—	—	(3)	3	—	$34	—

Mortgage servicing rights	$182	3	(b)	—	14	—	—	—	—	—	$199	9	(b)

Trading account liabilities: (c)
Mortgage-backed securities:
Commercial agency	$5	—		—	37	—		—	—	—	$42	—
Other securities	2	—		—	12	—	—	(4)	—	—	10	—

Total trading account liabilities (d)	$7	—		—	49	—	—	(4)	—	—	$52	—

Derivatives, net:
Interest rate options	$13	41		—	—	—	—	(36)	—	—	$18	18	(b)

Total derivatives, net	$13	41	(b)	—	—	—	—	(36)	—	—	$18	18	(b)

(a)	Included in discontinued operations, on a net basis.
(b)	Included in mortgage income.
(c)	Income from trading account assets primarily represents gains/(losses) on disposition, which inherently includes commissions on security transactions during the period.
(d)	All amounts related to trading account assets and trading account liabilities are related to Morgan Keegan (see Note 2 for discussion of sale of Morgan Keegan).

	Three Months Ended March 31, 2011
											Net change in unrealized gains (losses) included in earnings related to assets and liabilities held at March 31, 2011
		Total Realized / Unrealized Gains or Losses
	Opening Balance January 1, 2011	Included in Earnings		Included in Other Compre- hensive Income (Loss)	Purchases	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3	Closing Balance March 31, 2011
	(In millions)
Level 3 Instruments Only
Trading account assets (c):
Obligations of states and political subdivisions	$165	(1)		—	6	—	(8)	—	—	$162	$—
Commercial agency MBS	54	1		—	165	—	(137)	1	—	84	—
Other securities	10	5		—	2,029	—	(2,038)	—	—	6	—

Total trading account assets (d)	$229	5	(a)	—	2,200	—	(2,183)	1	—	$252	—

Securities available for sale:
Obligations of states and political subdivisions	$17	—		1	—	—	(1)	—	—	$17	1
Residential non-agency MBS	22	—		—	—	—	(2)	—	—	20	—

Total securities available for sale	$39	—		1	—	—	(3)	—	—	$37	1

Mortgage servicing rights	$267	(1	)(b)	—	16	—	—	—	—	$282	5	(b)

Trading account liabilities (c):
Mortgage-backed securities:
Commercial agency	$6	—		—	—	—	7	—	—	$13	—
Other securities	4	—		—	(9)	—	17	—	—	12	—

Total trading account liabilities (d)	$10	—		—	(9)	—	24	—	—	$25	—

Derivatives, net:
Interest rate options	$3	15	(b)	—	—	—	(13)	—	—	$5	5	(b)
Interest rate futures and forward commitments	5	—		—	—	—	(2)	—	—	3	—

Total derivatives, net	$8	15		—	—	—	(15)	—	—	$8	5

(a)	Included in discontinued operations, on a net basis.
(b)	Included in mortgage income.
(c)	Income from trading account assets primarily represents gains/(losses) on disposition, which inherently includes commissions on security transactions during the period.
(d)	All amounts related to trading account assets and trading account liabilities are related to Morgan Keegan (see Note 2 for discussion of sale of Morgan Keegan).

The following table presents the fair value adjustments related to non-recurring fair value measurements:

	Three Months Ended March 31
	2012	2011
	(In millions)
Loans held for sale	$(56)	$(107)
Foreclosed property, other real estate and equipment	(19)	(40)

The following table presents detailed information regarding assets and liabilities measured at fair value using significant unobservable inputs (Level 3) as of March 31, 2012. The table includes the valuation techniques and the significant unobservable inputs utilized. The range of each unobservable input as well as the weighted average within the range utilized at March 31, 2012 is included. Following the table is a description of the valuation technique and the sensitivity of the technique to changes in the significant unobservable input.

	March 31, 2012
	Level 3 Fair Value (b)	Valuation Technique	Unobservable Input(s)	Quantitative Range of Unobservable Inputs and (Weighted-Average)
	(Dollars in millions)
Recurring fair value measurements:

Securities available for sale:
Obligations of states and political subdivisions	$16	(c)	(c)	(c)

Mortgage-backed securities:
Residential non-agency	$15	Discounted cash flow	Spread to LIBOR	5.3% - 69.8% (18.1%)
			Weighted-average prepayment speed (CPR; percentage)	12.2% - 22.1% (18.9%)
			Probability of default	0.2% - 1.2% (1.1%)
			Loss severity	35.0% - 100.0% (43.2%)

Other debt securities	$3	Comparable quote	Evaluated quote on same issuer/comparable bond	99.5% (99.5%)
			Comparability adjustments	0.1% (0.1%)

Mortgage servicing rights (a)	$199	Discounted cash flow	Weighted-average prepayment speed
			(CPR; percentage)	0% - 65.6% (16.3%)
			Option-adjusted spread (basis points)	0 - 2,669 (1,171)
Derivative assets
Interest rate options	$18	Discounted cash flow	Weighted-average prepayment speed (CPR; percentage)	0% - 65.6% (16.3%)
			Option-adjusted spread (basis points)	0 - 2,669 (1,171)
			Pull-through	22.6% - 98.8% (76.4%)
Nonrecurring fair value measurements:

Loans held for sale	$93	Multiple data points, including discount to appraised value of collateral based on recent market activity for sales of similar loans	Appraisal compatability adjustment (discount)	18.0% - 90.0% (45.4%)
Foreclosed property and other real estate	$68	Discount to appraised value of property based on recent market activity for sales of similar properties	Appraisal compatability adjustment (discount)	7.0% - 93.4% (24.5%)

(a)	See Note 5 for additional disclosures related to assumptions used in the fair value calculation for mortgage servicing rights.
(b)

The data in the table above does not include $241 million in trading assets and $52 million in trading liabilities related to Morgan Keegan, which were valued using Level 3 measurements. As discussed in Note 2 and Note 16, the sale of Morgan Keegan, to Raymond James was closed on April 2, 2012. Accordingly, these assets and liabilities will be included in the calculation of the gain or loss on sale. Due to the closing of this transaction immediately following the close of the first quarter, the Level 3 detailed information is not considered relevant.

(c)

In April 2012, Regions sold these securities and received an amount approximating the fair value measurement at March 31, 2012. Due to this sale and the de-recognition of these assets following the close of the quarter, the Level 3 detailed information is not considered relevant.

RECURRING FAIR VALUE MEASUREMENTS USING SIGNIFICANT UNOBSERVABLE INPUTS

Securities available for sale

Mortgage backed securities: residential non-agency—The fair value reported in this category relates to retained interests in legacy securitizations. Significant unobservable inputs include the spread to LIBOR, constant prepayment rate, probability of default, and loss severity in the event of default. Significant increases in any of these inputs in isolation would result in significantly lower fair value measurement. Generally, a change in the assumption used for the probability of default is accompanied by a directionally similar change in the assumption used for loss severity and a directionally opposite change in the assumption used for prepayment rates.

Other debt securities—Significant unobservable inputs include evaluated quotes on comparable bonds for the same issuer and management-determined comparability adjustments. Changes in the evaluated quote on comparable bonds would result in a directionally similar change in the fair value of the other debt securities.

Mortgage Servicing Rights

The significant unobservable inputs used in the fair value measurement of mortgage servicing rights are option adjusted spreads (OAS) and prepayment speeds. This method requires generating cash flow projections over multiple interest rate scenarios and discounting those cash flows at a risk adjusted rate. Additionally, the impact of prepayments and changes in the option adjusted spread are based on a variety of underlying inputs such as servicing costs. Increases or decreases to the underlying cash flow inputs will have a corresponding impact on the value of the MSR asset. See Note 5 for additional disclosures related to assumptions used in the fair value calculation for mortgage servicing rights.

Derivative assets

Interest rate options—These instruments are interest rate lock agreements made in the normal course of originating residential mortgage loans. Significant unobservable inputs in the fair value measurement are OAS, prepayment speeds, and pull-through. The impact of OAS and prepayment speed inputs in the valuation of these derivative instruments are consistent with the MSR discussion above. Pull-through is an estimate of the number of interest rate lock commitments that will ultimately become funded loans. Increases or decreases in the pull-through assumption will have a corresponding impact on the value of these derivative assets.

NON-RECURRING FAIR VALUE MEASUREMENTS USING SIGNIFICANT UNOBSERVABLE INPUTS

Loans held for sale

Loans held for sale are valued based on multiple data points indicating the fair value for each loan. The primary data point for non-performing investor real estate loans is a discount to the appraised value of the underlying collateral, which considers the return required by potential buyers of the loans. Management establishes this discount or comparability adjustment based on recent sales of loans secured by similar property types. As liquidity in the market increases or decreases, the comparability adjustment and the resulting asset valuation are impacted.

Foreclosed property and other real estate

Foreclosed property and other real estate are valued based on offered quotes as available. If no sales contract is pending for a specific property, management establishes a comparability adjustment to the appraised value based on historical activity considering proceeds for properties sold versus the corresponding appraised value. Increases or decreases in realization for properties sold impact the comparability adjustment for similar assets remaining on the balance sheet.

FAIR VALUE OPTION

Regions elected the fair value option for FNMA and FHLMC eligible thirty-year residential mortgage loans held for sale originated on or after January 1, 2008. Additionally, Regions elected the fair value option for FNMA and FHLMC eligible fifteen-year residential mortgage loans originated on or after November 22, 2010. These elections allow for a more effective offset of the changes in fair values of the loans and the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting. Regions has not elected the fair value option for other loans held for sale primarily because they are not economically hedged using derivative instruments. Fair values of mortgage loans held for sale are based on traded market prices of similar assets where available and/or discounted cash flows at market interest rates, adjusted for securitization activities that include servicing values and market conditions, and are recorded in loans held for sale in the consolidated balance sheets.

The following table summarizes the difference between the aggregate fair value and the aggregate unpaid principal balance for mortgage loans held for sale measured at fair value:

	March 31, 2012			December 31, 2011
	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal
	(In millions)
Mortgage loans held for sale, at fair value	$752	$734	$18	$844	$815	$29

Interest income on mortgage loans held for sale is recognized based on contractual rates and is reflected in interest income on loans held for sale in the consolidated statements of operations. The following table details net gains (losses) resulting from changes in fair value of these loans which were recorded in mortgage income in the consolidated statements of operations during the three months ended March 31, 2012 and 2011, respectively. These changes in fair value are mostly offset by economic hedging activities. An immaterial portion of these amounts was attributable to changes in instrument-specific credit risk.

	Mortgage loans held for sale, at fair value
	Three Months Ended March 31
	2012	2011
	(In millions)
Net gains (losses) resulting from changes in fair value	$(10)	$18

FAIR VALUE OF FINANCIAL INSTRUMENTS

For items measured at fair value on either a recurring or non-recurring basis, a description of the valuation methodology as well as within which strata of the fair value hierarchy the measurement falls is detailed in the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2011. For financial instruments whose fair values are estimated for disclosure purposes only, the following methods and assumptions were used:

Cash and cash equivalents: The carrying amounts reported in the consolidated balance sheets and cash flows approximate the estimated fair values. Because these amounts generally relate to either currency or highly liquid assets, these are considered a Level 1 valuation.

Securities held to maturity: The fair values of securities held to maturity are estimated in the same manner as the corresponding securities available for sale, which are measured at fair value on a recurring basis.

Loans (excluding leases), net of unearned income and allowance for loan losses: The fair values of loans, excluding leases, are estimated based on groupings of similar loans by type, interest rate, and borrower creditworthiness. Discounted future cash flow analyses are performed for the groupings incorporating assumptions of current and projected prepayment speeds and expected loss. Discount rates are determined using the Company’s current origination rates on similar loans, adjusted for changes in current liquidity and credit spreads (if necessary). Because the current liquidity spreads are generally not observable in the market and the expected loss assumptions are based on the Company’s experience, these are Level 3 valuations.

Other interest-earning assets: The carrying amounts reported in the consolidated balance sheets approximate the estimated fair values. While these instruments are not actively traded in the market, the majority of the inputs required to value them are actively quoted and can be validated through external sources. Accordingly, these are Level 2 valuations.

Deposits: The fair value of non-interest-bearing demand accounts, interest-bearing transaction accounts, savings accounts, money market accounts and certain other time deposit accounts is the amount payable on demand at the reporting date (i.e., the carrying amount). Fair values for certificates of deposit are estimated by using discounted cash flow analyses, based on market spreads to benchmark rates. These are Level 2 valuations.

Short-term and long-term borrowings: The carrying amounts of short-term borrowings reported in the consolidated balance sheets approximate the estimated fair values, and are considered Level 2 measurements as similar instruments are traded in active markets. The fair values of certain long-term borrowings are estimated using quoted market prices of identical instruments, and are considered Level 1 measurements. If identical instruments are not available, fair values are estimated using quoted market prices for similar instruments and are considered Level 2 valuations. Otherwise, valuations are based on current interest rates, liquidity and credit spreads and are considered Level 3 valuations.

Loan commitments and letters of credit: The estimated fair values for these off-balance sheet instruments are based on probabilities of funding to project future loan fundings, which are discounted using the loan methodology described above. The premiums/discounts are adjusted for the time value of money over the average remaining life of the commitments and the opportunity cost associated with regulatory requirements. Because the probabilities of funding and loan valuations are not observable in the market and considered company specific inputs, these are Level 3 valuations.

The carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of the Company’s financial instruments as of March 31, 2012 are as follows:

	March 31, 2012
	Carrying Amount	Estimated Fair Value (1)	Level 1	Level 2	Level 3
	(In millions)
Financial assets:
Cash and cash equivalents	$7,473	$7,473	$7,473	$—	$—
Trading account assets	1,127	1,127	490	396	241
Securities available for sale	27,177	27,177	167	26,976	34
Securities held to maturity	15	16	4	12	—
Loans held for sale	1,054	1,054	—	787	267
Loans (excluding leases), net of unearned income and allowance for loan losses (2), (3)	72,614	65,120	—	—	65,120
Other interest-earning assets	1,054	1,054	—	1,054	—
Derivatives, net	335	335	—	317	18
Financial liabilities:
Deposits	97,138	97,618	—	97,618	—
Short-term borrowings	2,908	2,908	—	2,908	—
Long-term borrowings	7,196	6,896	5,475	240	1,181
Loan commitments and letters of credit	128	715	—	—	715

(1)

Estimated fair values are consistent with an exit price concept. The assumptions used to estimate the fair values are intended to approximate those that a market participant would use in a hypothetical orderly transaction. In estimating fair value, the Company makes adjustments for interest rates, market liquidity and credit spreads as appropriate.

(2)

The estimated fair value of portfolio loans assumes sale of the loans to a third-party financial investor. Accordingly, the value to the Company if the loans were held to maturity is not reflected in the fair value estimate. In the current whole loan market, financial investors are generally requiring a higher rate of return than the return inherent in loans if held to maturity. The fair value discount at March 31, 2012 was $7.5 billion or 10.3 percent.

(3)	Excluded from this table is the lease carrying amount of $1.6 billion at March 31, 2012.

The carrying amounts and estimated fair values of the Company’s financial instruments as of December 31, 2011 are as follows:

	December 31, 2011
	Carrying Amount	Estimated Fair Value (1)
	(In millions)
Financial assets:
Cash and cash equivalents	$7,245	$7,245
Trading account assets	1,266	1,266
Securities available for sale	24,471	24,471
Securities held to maturity	16	17
Loans held for sale	1,193	1,193
Loans (excluding leases), net of unearned income and allowance for loan losses (2), (3)	73,284	65,224
Other interest-earning assets	1,085	1,085
Derivatives, net	339	339
Financial liabilities:
Deposits	95,627	95,757
Short-term borrowings	3,067	3,067
Long-term borrowings	8,110	7,439
Loan commitments and letters of credit	117	756

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

(3)	Excluded from this table is the lease carrying amount of $1.6 billion at December 31, 2011.

NOTE 13—Business Segment Information

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

The Investment Banking/Brokerage/Trust segment includes trust activities and all brokerage and investment activities associated with Morgan Keegan. As discussed in Note 2, in early 2012 Regions entered into an agreement to sell Morgan Keegan and related entities, which closed on April 2, 2012. The financial information related to these entities is shown in the tables below as discontinued operations, within the Investment Banking/Brokerage/Trust segment. The continuing operations information within this segment is primarily related to Regions’ trust activities, which was not sold. See Note 2 and Note 16 for further details.

The following tables present financial information for each reportable segment for the period indicated.

	Three Months Ended March 31, 2012
			Investment Banking/Brokerage/Trust
	Banking/ Treasury	Insurance	Continuing Operations	Discontinued Operations	Total Company
	(In millions)
Net interest income	$817	$—	$10	$7	$834
Provision for loan losses	117	—	—	—	117
Non-interest income	441	34	49	240	764
Non-interest expense	848	25	40	312	1,225
Income tax expense (benefit)	72	3	7	(25)	57

Net income (loss)	$221	$6	$12	$(40)	$199

Average assets	$118,982	$547	$4,227	$2,776	$126,532

	Three Months Ended March 31, 2011
			Investment Banking/Brokerage/Trust
	Banking/ Treasury	Insurance	Continuing Operations	Discontinued Operations	Total Company
	(In millions)
Net interest income	$847	$1	$7	$8	$863
Provision for loan losses	482	—	—	—	482
Non-interest income	492	37	51	263	843
Non-interest expense	868	26	38	235	1,167
Income tax expense (benefit)	(42)	5	8	17	(12)

Net income	$31	$7	$12	$19	$69

Average assets	$123,968	$518	$3,501	$3,225	$131,212

NOTE 14—Commitments and Contingencies

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

Credit risk associated with these instruments is represented by the contractual amounts indicated in the following table:

	March 31 2012	December 31 2011
	(In millions)
Unused commitments to extend credit	$36,030	$37,872
Standby letters of credit	2,070	2,084
Commercial letters of credit	50	33
Liabilities associated with standby letters of credit	35	37
Assets associated with standby letters of credit	35	36
Reserve for unfunded credit commitments	91	78

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

LEGAL CONTINGENCIES

Regions and its affiliates are subject to loss contingencies related to litigation and claims arising in the ordinary course of business. Regions evaluates these contingencies based on information currently available, including advice of counsel and assessment of available insurance coverage. Regions establishes accruals for litigation and claims when a loss contingency is considered probable and the related amount is reasonably estimable. Any accruals are periodically reviewed and may be adjusted as circumstances change. For certain matters, when able to do so, Regions also estimates loss contingencies for possible litigation and claims, whether or not there is an accrued probable loss. Where Regions is able to estimate such possible losses, Regions estimates that it is reasonably possible it could incur losses, in excess of amounts accrued, in an aggregate amount up to approximately $250 million as of March 31, 2012, with it also being reasonably possible that Regions could incur no losses. The estimates included in this amount are based on analysis of currently available information and are subject to significant judgment and to change as new information becomes available. Due to the inherent unpredictability of outcomes of litigation and claims, any amounts accrued or included in this aggregate amount may not represent the ultimate loss to Regions and, therefore, ultimate losses may be significantly different than the amounts accrued or included in this aggregate amount. As discussed in Note 2, Regions has agreed to indemnify Raymond James for all pre-closing litigation and matters filed subsequent to the date Morgan Keegan was sold that relate to actions that occurred prior to closing. There is no cap on this indemnification. The majority of the legal contingencies included in the reasonably possible estimate disclosed above, as well as detailed below, will be covered by this indemnification. Refer to Note 16 for further discussion of this indemnification and the Company’s estimate thereof.

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

Beginning in December 2007, Regions and certain of its affiliates have been named in class-action lawsuits filed in federal and state courts on behalf of investors who purchased shares of certain Regions Morgan Keegan Select Funds (the “Funds”) and shareholders of Regions. The Funds were formerly managed by Regions Investment Management, Inc. (“Regions Investment Management”). Regions Investment Management no longer manages these Funds, which were transferred to Hyperion Brookfield Asset Management in 2008. Certain of the Funds have since been terminated by Hyperion. The complaints contain various allegations, including claims that the Funds and the defendants misrepresented or failed to disclose material facts relating to the activities of the Funds. Plaintiffs have requested equitable relief and unspecified monetary damages. These cases are in various stages and no classes have been certified. Settlement discussions are ongoing in certain cases. Certain of the shareholders in these Funds and other interested parties have entered into arbitration proceedings and individual civil claims, in lieu of participating in the class actions. These lawsuits and proceedings are subject to the indemnification agreement with Raymond James Financial, Inc. discussed in Note 16 “Subsequent Events”.

In July 2009, the Securities and Exchange Commission (“SEC”) filed a complaint in U.S. District Court for the Northern District of Georgia against Morgan Keegan alleging violations of the federal securities laws in connection with auction rate securities (“ARS”) that Morgan Keegan underwrote, marketed and sold. The SEC sought an injunction against Morgan Keegan for violations of the antifraud provisions of the federal securities laws, as well as disgorgement, financial penalties and other equitable relief for customers, including repurchase by Morgan Keegan of all ARS that it sold prior to March 20, 2008. Beginning in February 2009, Morgan Keegan commenced a voluntary program to repurchase ARS that it underwrote and sold to the firm’s customers, and extended that repurchase program on October 1, 2009 to include ARS that were sold by Morgan Keegan to its customers but were underwritten by other firms. On June 29, 2011, Morgan Keegan announced the final phase of the repurchase program to include ARS issued by Jefferson County, Alabama that were sold by Morgan Keegan to its customers. As of March 31, 2012, customers of Morgan Keegan owned approximately $25 thousand of Jefferson County ARS and approximately $225 thousand of other ARS, while Morgan Keegan held approximately $124 million of ARS on its balance sheet. On June 28, 2011, the Court issued a summary judgment in favor of Morgan Keegan in this case. The SEC has appealed that judgment. On May 2, 2012 the Eleventh Circuit granted the SEC’s appeal and remanded the case to the District Court. Previously on July 21, 2009, the Alabama Securities Commission issued a “Show Cause” order to Morgan Keegan arising out of the ARS matter that is the subject of the SEC complaint described above. The order requires Morgan Keegan to show cause why its registration as a broker-dealer should not be suspended or revoked in the State of Alabama and also why it should not be subject to disgorgement, repurchasing all ARS sold to Alabama residents and payment of costs and penalties. These matters are subject to the indemnification agreement with Raymond James Financial, Inc. discussed in Note 16 “Subsequent Events”.

In April 2009, Regions, Regions Financing Trust III (the “Trust”) and certain of Regions’ current and former directors, were named in a purported class-action lawsuit filed in the U.S. District Court for the Southern District of New York on behalf of the purchasers of trust preferred securities offered by the Trust. The complaint alleges that defendants made statements in Regions’ registration statement, prospectus and year-end filings which were materially false and misleading, and seeks equitable relief and unspecified monetary damages. On May 10, 2010, the trial court dismissed all claims against all defendants in this case. On August 23, 2011, the Second Circuit Court of Appeals affirmed the dismissal. On September 6, 2011, the plaintiffs moved for a rehearing, but that motion was denied on October 17, 2011. The judgment dismissing the case is now final.

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

In September 2009, Regions was named as a defendant in a purported class-action lawsuit filed by customers of Regions Bank in the U.S. District Court for the Northern District of Georgia challenging the manner in which non-sufficient funds and overdraft fees were charged and the policies related to posting order. The case was transferred to multidistrict litigation in the U.S. District Court for the Southern District of Florida, and in May 2010 an order to compel arbitration was denied. Regions appealed the denial and on April 29, 2011, the Eleventh Circuit Court of Appeals vacated the denial and remanded the case to the district court for reconsideration of Regions’ motion to compel arbitration. On September 1, 2011, the trial court again denied Regions’ motion to compel arbitration. Regions again appealed the denial to the Eleventh Circuit, which on March 5, 2012 granted the motion and ordered that the case be dismissed. Plaintiffs filed a motion for rehearing by the full court of appeals, which was denied on April 30, 2012. Another purported class action alleging these claims was filed in the U.S. District Court for the Northern District of Georgia in January 2012. The case is still early in its development and no class has been certified. Plaintiffs in these cases have requested equitable relief and unspecified monetary damages.

NOTE 15—Recent Accounting Pronouncements

In October 2010, the FASB issued guidance addressing the diversity in practice regarding which costs related to the acquisition or renewal of insurance contracts qualify as deferred acquisition costs for insurance entities. This update amends guidance related to financial services by requiring that costs incurred with the acquisition and renewal of insurance contracts be capitalized as deferred acquisition costs. Incremental direct costs, portions of employees’ compensation associated with time spent acquiring contracts, and other costs directly relating to the advertising, underwriting, issuing and processing of insurance policies are costs that should be capitalized to the extent that they would not have otherwise been incurred had the contracts not been successfully acquired. The amended guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2011. Regions adopted this guidance beginning with first quarter 2012 financial reporting. The guidance did not have a material impact upon adoption.

In January 2011, the FASB issued accounting guidance temporarily deferring the effective date for when public-entity creditors are required to provide new disclosures, which were addressed in previously issued guidance regarding receivables, for TDRs. The deferred effective date coincides with the effective date for the clarified guidance about what constitutes a TDR for creditors, which was issued in April 2011 by the FASB. Regions applied the clarified definition to all loans modified after January 1, 2011, and reported any newly identified TDRs beginning with the September 30, 2011 financial reporting. The adoption of the standard did not materially impact the overall level of the allowance for loan losses. The guidance also required new disclosures for TDRs, which were also implemented prospectively, beginning with September 30, 2011 financial reporting. See Note 4 for the newly-required disclosures.

In April 2011, the FASB issued accounting guidance to reconsider effective control for repurchase agreements. The guidance will simplify the accounting for financial assets transferred under repurchase agreements and similar arrangements, and will increase the number of transfers to be accounted for as secured borrowings, as opposed to sales. The amended guidance is effective prospectively for new transfers and existing transactions modified as of the first interim or annual period beginning on or after December 15, 2011. Regions periodically accesses funding markets through sales of securities with agreements to repurchase. Repurchase agreements are also offered through a commercial banking sweep product as a short-term investment opportunity for customers. All such arrangements are considered typical of the banking and brokerage industries and are accounted for as borrowings. Regions adopted this guidance beginning with first quarter 2012 financial reporting; there was no material impact upon adoption.

In May 2011, the FASB issued new guidance to create a uniform framework for applying fair value measurement principles for companies around the world. The new guidance eliminates differences between GAAP and International Financial Reporting Standards (“IFRS”) issued by the International Accounting Standards Board. New disclosures required by the guidance include: quantitative information about the significant unobservable inputs used for Level 3 measurements; a qualitative discussion about the sensitivity of recurring Level 3 measurements to changes in the unobservable inputs disclosed, including the interrelationship between inputs; and a description of the company’s valuation processes. This guidance is effective for interim and annual periods beginning after December 15, 2011. Regions adopted this guidance beginning with first quarter 2012 financial reporting. See Note 12 for the newly-required disclosures.

In June 2011, the FASB issued new guidance amending disclosure requirements for the presentation of comprehensive income. The guidance eliminates the option to present components of other comprehensive income (“OCI”) as part of the statement of changes in shareholders’ equity. All changes in OCI will be presented either in a single continuous statement of comprehensive income or in two separate but consecutive financial statements. The guidance does not change the items that must be reported in OCI. This guidance is effective for fiscal years and interim reporting periods within those years beginning after December 15, 2011. Regions adopted this new guidance with first quarter 2012 financial reporting. In January 2012, the FASB issued accounting guidance that indefinitely defers the effective date of certain provisions concerning the presentation of comprehensive income. The guidance indefinitely defers the requirement to present reclassification adjustments by component in both the statement where net income is presented and the statement where other comprehensive income is presented. See the consolidated statements of comprehensive income for further details.

In September 2011, the FASB issued accounting guidance related to goodwill impairment testing. The guidance allows entities to elect to first perform qualitative tests to determine the likelihood that the entity’s fair value is less than its carrying value. If it is determined that it is more likely that the fair value of a reporting entity is less than its carrying amount, the entity would then perform the first step of the goodwill impairment test. The guidance refers to several factors to consider when performing the qualitative analysis, including: macroeconomic factors, industry factors, and entity-specific factors. The guidance is effective prospectively for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The amended guidance did not have a material impact upon adoption.

In December 2011, the FASB issued new accounting guidance that eliminates offsetting of financial instruments disclosure differences between GAAP and IFRS. New disclosures will be required for recognized financial instruments, such as derivatives, repurchase agreements, and reverse repurchase agreements, that are either (1) offset on the balance sheet in accordance with the FASB’s offsetting guidance or (2) subject to an enforceable master netting arrangement or similar agreement, regardless of whether they are offset in accordance with the FASB’s offsetting guidance. The objective of the new disclosure requirements is to enable users of the financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments. This amended guidance will be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. The adoption of this guidance, which involves disclosure only, will not impact Regions’ consolidated financial position, results of operations, or cash flows.

NOTE 16—Subsequent Events

As discussed in Note 2, on April 2, 2012, Regions closed the sale of Morgan Keegan & Company, Inc. and related affiliates to Raymond James Financial Inc. Regions Investment Management (formerly known as Morgan Asset Management) and Regions Trust were not included in the sale. The transaction purchase price is subject to post-closing adjustment based on the closing tangible book value of the entities being sold and retention of Morgan Keegan associates as of 90 days post-closing. Regions believes adjustments to the sales price will not have a material impact to the consolidated financial statements. Any such adjustments will be recorded as an adjustment to the gain or loss on sale, a component of discontinued operations. In connection with the sale, Regions agreed to indemnify Raymond James for all litigation matters related to pre-closing activities. Losses under the indemnification include legal and other expenses, such as costs for judgments, settlements and awards associated with the defense and resolution of litigation related to pre-closing activities. In accounting for the indemnification, Regions will be required to estimate the fair value of the obligation, which includes costs to defend. Regions currently estimates the net impact of the indemnification to its liabilities on the consolidated balance sheet at the time of closing to be an increase of between $200 million and $250 million. The gain or loss on sale of the transaction will be recorded in the second quarter of 2012, and will be impacted by the potential adjustments referenced above, finalization of the indemnification liability, and finalization of elections for income tax purposes by Raymond James and Regions subsequent to the closing of the sale. The gain or loss will be presented within discontinued operations and will have no impact on results of continuing operations or cash flows. Regions does not expect the gain or loss to have a material impact on the Company’s financial position or regulatory capital.

The net proceeds from the Morgan Keegan sale discussed above, the common stock issuance discussed in Note 7 and other available funds (including a dividend of $500 million from Regions Bank) were used on April 4, 2012 to repurchase all 3.5 million shares of the Series A preferred stock issued to the U.S. Treasury Department under the CPP. Therefore, during the second quarter of 2012 Regions derecognized the carrying value of the Series A shares in the amount of approximately $3.4 billion, and recorded a reduction of earnings amounting to $70 million related to the unaccreted discount. The total reduction to shareholders’ equity was $3.5 billion. At March 31, 2012, the U.S. Treasury Department continued to hold a warrant to purchase 48.3 million common shares at $10.88 per share. In early May of 2012, Regions repurchased the warrant from the U.S. Treasury Department for $45 million. The transaction reduced additional paid-in capital within stockholders’ equity by $45 million. The warrant repurchase did not impact results of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following discussion and analysis is part of Regions Financial Corporation’s (“Regions” or the “Company”) Quarterly Report on Form 10-Q to the Securities and Exchange Commission (“SEC”) and updates Regions’ Form 10-K for the year ended December 31, 2011, which was previously filed with the SEC. This financial information is presented to aid in understanding Regions’ financial position and results of operations and should be read together with the financial information contained in the Form 10-K. Certain prior period amounts presented in this discussion and analysis have been reclassified to conform to current period classifications, except as otherwise noted. The emphasis of this discussion will be on the three months ended March 31, 2012 compared to the three months ended March 31, 2011 for the statement of operations. For the balance sheet, the emphasis of this discussion will be the balances as of March 31, 2012 compared to December 31, 2011.

This discussion and analysis contains statements that may be considered “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. See pages 3 and 4 for additional information regarding forward-looking statements.

CORPORATE PROFILE

Regions is a financial holding company headquartered in Birmingham, Alabama, which operates throughout the South, Midwest and Texas. Regions provides traditional commercial, retail and mortgage banking services, as well as other financial services in the fields of asset management, trust, insurance and other specialty financing.

Regions conducts its banking operations through Regions Bank, an Alabama chartered commercial bank that is a member of the Federal Reserve System. At March 31, 2012, Regions operated 1,722 total branch outlets in Alabama, Arkansas, Florida, Georgia, Illinois, Indiana, Iowa, Kentucky, Louisiana, Mississippi, Missouri, North Carolina, South Carolina, Tennessee, Texas and Virginia. Regions provides full-line insurance brokerage services primarily through Regions Insurance, Inc.

On January 11, 2012, Regions entered into a stock purchase agreement to sell Morgan Keegan & Company, Inc. and related affiliates to Raymond James Financial, Inc. The sale was closed on April 2, 2012. Regions Investment Management and Regions Trust were not included in this sale. See Note 2 and Note 16 to the consolidated financial statements for further discussion.

Regions’ profitability, like that of many other financial institutions, is dependent on its ability to generate revenue from net interest income and non-interest income sources. Net interest income is the difference between the interest income Regions receives on interest-earning assets, such as loans and securities, and the interest expense Regions pays on interest-bearing liabilities, principally deposits and borrowings. Regions’ net interest income is impacted by the size and mix of its balance sheet components and the interest rate spread between interest earned on its assets and interest paid on its liabilities. Non-interest income includes fees from service charges on deposit accounts, capital markets and trust activities, mortgage servicing and secondary marketing, insurance activities, and other customer services which Regions provides. Results of operations are also affected by the provision for loan losses and non-interest expenses, such as salaries and employee benefits, occupancy, professional fees, Federal Deposit Insurance Corporation (“FDIC”) insurance, other real estate owned and other operating expenses, as well as income taxes.

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

Regions’ business strategy has been and continues to be focused on providing a competitive mix of products and services, delivering quality customer service and maintaining multiple distribution channels, including a branch distribution network with offices in convenient locations.

FIRST QUARTER HIGHLIGHTS

Regions reported net income available to common shareholders of $145 million, or $0.11 per diluted share, in the first quarter of 2012 compared to net income available to common shareholders of $17 million, or $0.01 per diluted share, in the first quarter of 2011. Regions reported net income from continuing operations available to common shareholders of $185 million, or $0.14 per diluted share, in the first quarter of 2012 compared to a net loss from continuing operations available to common shareholders of $2 million, or $0.00 per diluted share, in the first quarter of 2011. A decline in the first quarter 2012 provision for loan losses was the primary driver of the improvement in results from continuing operations from the prior year period.

Net charge-offs totaled $332 million, or an annualized 1.73 percent of average loans, in the first quarter of 2012, compared to $481 million, or an annualized 2.37 percent for the first quarter of 2011. Net charge-offs were lower across all major loan categories when comparing the 2012 period to the prior year period, except for the consumer credit card portfolio which was purchased in the second quarter of 2011.

The provision for loan losses totaled $117 million in the first quarter of 2012 compared to $482 million during the first quarter of 2011. Credit metrics, including non-accrual, criticized and classified loan balances, showed continued improving trends.

The allowance for loan losses at March 31, 2012 was 3.30 percent of total loans, net of unearned income, compared to 3.54 percent at December 31, 2011. Total non-performing assets were $2.6 billion at March 31, 2012, compared to $3.0 billion at December 31, 2011.

For the first quarter of 2012, net interest income (taxable-equivalent basis) from continuing operations totaled $839 million compared to $864 million in the first quarter of 2011. The net interest margin (taxable-equivalent basis) was 3.09 percent in both the first quarter of 2012 and the first quarter of 2011. Overall declines in loan balances and average earning assets were offset by continued improvements in deposit costs, which were 37 basis points for the first quarter of 2012, as compared to 59 basis points for the first quarter of 2011.

Non-interest income from continuing operations for the first quarter of 2012 was $524 million, compared to $580 million for the first quarter of 2011. The 2011 period included $82 million in securities gains, compared to $12 million for the 2012 period. Additionally, service charges on deposit accounts decreased $33 million from the first quarter of 2011 compared to the corresponding 2012 period, reflecting the impact of recently-enacted debit card legislation and the impact of Regulation E. These decreases were partially offset by a $32 million increase in mortgage income, as customers took advantage of the opportunity to refinance under the extended Home Affordable Refinance Program, or HARP II. Additionally, the 2012 quarter included a $7 million gain from leveraged lease terminations, which also partially offset the year-over-year decrease.

Total non-interest expense from continuing operations was $913 million in the first quarter of 2012, a $19 million decrease from the first quarter of 2011. Lower professional and legal expenses and lower other real estate owned expense drove the decrease. These decreases were partially offset by higher salaries and employee benefits expense, reflecting higher pension costs.

Additionally, during the first quarter of 2012, the Company completed a common stock offering, which resulted in proceeds of $875 million, net of issuance costs. Subsequent to the end of the quarter, the Company completed the previously-announced sale of Morgan Keegan & Company, Inc. and related affiliates to Raymond James Financial, Inc. Also, subsequent to the end of the quarter, the Company retired the $3.5 billion of Series A preferred stock previously issued to the U.S. Treasury. At March 31, 2012, the U.S. Treasury Department

continued to hold a warrant to purchase 48.3 million common shares at $10.88 per share. In early May of 2012, Regions repurchased the warrant from the U.S. Treasury Department for $45 million. The transaction reduced additional paid-in capital within stockholders’ equity by $45 million. The warrant repurchase did not impact results of operations.

A discussion of activity within discontinued operations is included at the end of the Management’s Discussion and Analysis section of this report.

TOTAL ASSETS

Regions’ total assets at March 31, 2012 were $128.3 billion, compared to $127.1 billion at December 31, 2011. The increase in total assets from year-end 2011 resulted mainly from increases in securities available for sale and interest-bearing deposits in other banks related to excess liquidity. The increase was partially offset by decreases in the loan portfolio, primarily due to runoff in investor real estate loans. A decrease in other assets, driven by settlements of securities sales, also contributed to the decrease.

SECURITIES

The following table details the carrying values of securities, including both available for sale and held to maturity:

Table 1—Securities

	March 31 2012	December 31 2011
	(In millions)
U.S. Treasury securities	$51	$102
Federal agency securities	342	150
Obligations of states and political subdivisions	31	36
Mortgage-backed securities
Residential agency	23,464	22,184
Residential non-agency	15	16
Commercial agency	435	326
Commercial non-agency	491	321
Corporate and other debt securities	1,543	537
Equity securities	820	815

	$27,192	$24,487

Securities totaled $27.2 billion at March 31, 2012, an increase of $2.7 billion from year-end 2011 levels. During the first quarter of 2012, Regions received proceeds of approximately $1.4 billion primarily from sales of available for sale agency mortgage-backed securities. Proceeds from these sales were reinvested in similar securities. Additionally, during the first quarter of 2012, Regions added approximately $2.2 billion of residential agency mortgage-backed securities and $1.0 billion of high quality investment grade corporate bonds. The net purchases of agency mortgage-backed securities are an offset to the Company’s strategy to sell the majority of agency eligible residential first mortgages at origination, and the corporate bonds increase diversification in the portfolio with an attractive risk and return profile.

Securities available for sale, which comprise nearly all of the securities portfolio, are an important tool used to manage interest rate sensitivity and provide a primary source of liquidity for the Company (see MARKET RISK—INTEREST RATE RISK and LIQUIDITY).

LOANS

At March 31, 2012, loans represented 68 percent of Regions’ interest-earning assets compared to 70 percent at December 31, 2011. The following table presents the distribution by loan portfolio segment and class of Regions’ loan portfolio, net of unearned income:

Table 2—Loan Portfolio

	March 31 2012	December 31 2011
	(In millions, net of unearned income)
Commercial and industrial	$25,098	$24,522
Commercial real estate mortgage—owner occupied	10,931	11,166
Commercial real estate construction—owner occupied	281	337

Total commercial	36,310	36,025
Commercial investor real estate mortgage	9,156	9,702
Commercial investor real estate construction	955	1,025

Total investor real estate	10,111	10,727
Residential first mortgage	13,611	13,784
Home equity	12,642	13,021
Indirect	1,938	1,848
Consumer credit card	939	987
Other consumer	1,169	1,202

Total consumer	30,299	30,842

	$76,720	$77,594

Loans, net of unearned income, totaled $76.7 billion at March 31, 2012, a decrease of $874 million from year-end 2011 levels. Continued runoff of balances related to investor real estate and home equity products was the primary contributor to the decrease, as well as decreases across most categories of consumer loans. The decrease was partially offset by an increase in commercial and industrial loans.

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

Other Consumer—Other consumer loans include direct consumer installment loans, overdrafts and other revolving loans.

CREDIT QUALITY

Weak economic conditions, including declining property values and high levels of unemployment, have impacted the credit quality of Regions’ loan portfolio. Certain of Regions’ loans have been particularly vulnerable to these environmental factors, mainly investor real estate loans and home equity products (particularly Florida second lien). These loan types have a higher risk of non-collection than other loans. The following sections provide further detail on these portfolios.

INVESTOR REAL ESTATE

The following table presents the portions of the investor real estate portfolio segment as of March 31, 2012:

Table 3—Investor Real Estate Analysis

	Mortgage	Construction	Total	Percent of Total on Non-accrual Status
	(Dollars in billions)
Multi-family	$2.2	$0.2	$2.4	0.6%
Retail	1.9	0.1	2.0	1.5
Office	1.8	0.1	1.9	0.8
Industrial	0.9	—	0.9	0.6
Land	0.6	0.2	0.8	1.7
Single family	0.4	0.4	0.8	1.1
Hotel	0.7	—	0.7	0.3
Other	0.5	—	0.5	0.7
Condominium	0.1	—	0.1	0.3

	$9.1	$1.0	$10.1	7.6%

The following table presents the geographic distribution of the investor real estate portfolio segment as of March 31, 2012:

Table 4—Investor Real Estate By Geography

	Geographic Region (1)
	Central (2)	Florida	Midsouth (3)	Southwest (4)	Other	% of Total IRE
Multi-family	4.6%	4.4%	6.1%	4.9%	3.2%	23.2%
Retail	4.9	5.0	4.8	3.9	1.5	20.1
Office	4.5	3.7	4.5	3.6	2.0	18.3
Industrial	2.7	1.6	2.5	1.2	0.9	8.9
Land	1.5	3.0	2.0	1.1	0.1	7.7
Single family	2.8	1.0	1.8	1.7	0.3	7.6
Hotel	1.0	2.6	0.7	1.9	0.7	6.9
Other	1.4	1.8	1.6	1.1	0.1	6.0
Condominium	0.4	0.7	0.2	—	—	1.3

	23.8%	23.8%	24.2%	19.4%	8.8%	100.0%

(1)	Geographic Region represents the area in which the underlying collateral is located.
(2)	Central Region includes Alabama, Georgia, and South Carolina.
(3)	Midsouth Region includes Iowa, Illinois, Indiana, Kentucky, Missouri, North Carolina, Tennessee, and Virginia.
(4)	Southwest Region includes Arkansas, Louisiana, Mississippi, and Texas.

HOME EQUITY

The home equity portfolio totaled $12.6 billion at March 31, 2012 as compared to $13.0 billion at December 31, 2011. Substantially all of this portfolio was originated through Regions’ branch network. Losses in this portfolio generally track overall economic conditions. The main source of economic stress has been in Florida, where residential property values have declined significantly while unemployment rates remain high. Losses in Florida where Regions is in a second lien position are higher than first lien losses.

The following tables provide details related to the home equity portfolio as follows:

Table 5—Selected Home Equity Portfolio Information

	As of and for the Three Months Ended March 31, 2012
	Florida			All Other States			Total
	1st Lien	2nd Lien	Total	1st Lien	2nd Lien	Total	1st Lien	2nd Lien	Total
	(Dollars in millions)
Balance	$1,934	$2,682	$4,616	$3,826	$4,200	$8,026	$5,760	$6,882	$12,642
Net Charge-offs	10	39	49	8	18	26	18	57	75
Net Charge-off % (1)	2.03%	5.74%	4.27%	0.86%	1.70%	1.30%	1.25%	3.28%	2.39%

	As of and for the Three Months Ended March 31, 2011
	Florida			All Other States			Total
	1st Lien	2nd Lien	Total	1st Lien	2nd Lien	Total	1st Lien	2nd Lien	Total
	(Dollars in millions)
Balance	$2,040	$3,067	$5,107	$4,060	$4,707	$8,767	$6,100	$7,774	$13,874
Net Charge-offs	16	52	68	6	20	26	22	72	94
Net Charge-off % (1)	3.10%	6.79%	5.33%	0.65%	1.64%	1.18%	1.47%	3.68%	2.71%

(1)	Net charge-off percentages are calculated on an annualized basis as a percent of average balances.

Net charge-offs were an annualized 2.39 percent of home equity loans for the first three months of 2012 compared to an annualized 2.71 percent through the first three months of 2011. Losses in Florida-based credits remained at elevated levels, but the related net charge-off percentage did decrease to 4.27 percent for the three months ended March 31, 2012 from 5.33 percent for the three months ended March 31, 2011. Home equity losses have decreased due to improvement in unemployment rates which, although high, are lower than prior levels.

Of the $12.6 billion home equity portfolio at March 31, 2012, approximately $11.3 billion were home equity lines of credit and $1.3 billion were closed-end home equity loans (primarily originated as amortizing loans). Beginning in May 2009, new home equity lines of credit have a 10 year draw period and a 10 year repayment period. Previously, the home equity lines of credit had a 20 year term with a balloon payment upon maturity or a 5 year draw period with a balloon payment upon maturity. The term “balloon payment” means there are no principal payments required until the balloon payment is due for interest-only lines of credit. As of March 31, 2012, none of Regions’ home equity lines of credit have converted to mandatory amortization under the contractual terms. The vast majority of home equity lines of credit will convert to amortizing status after fiscal year 2020.

Of the $11.3 billion of home equity lines of credit as of March 31, 2012, approximately 90 percent require monthly interest-only payments while the remaining approximately 10 percent require a payment equal to 1.5% of the outstanding balance, which would include some principal repayment. As of March 31, 2012, approximately 29 percent of borrowers were only paying the minimum amount due on the home equity line. In addition, approximately 55 percent of the home equity lines of credit balances have the option to amortize either all or a portion of their balance. As of March 31, 2012, approximately $501 million of the home equity line of credit balances have elected this option.

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

The following table presents current LTV data for components of the residential mortgage and home equity classes of the consumer portfolio segment. Current LTV data for the remaining loans in the portfolio is not available, primarily because some of the loans are serviced by others. Data may also not be available due to mergers and systems integrations. The amounts in the table represent the entire loan balance. For purposes of the table below, if the loan balance exceeds the current estimated collateral, the entire balance is included in the “Above 100%” category, regardless of the amount of collateral available to partially offset the shortfall.

Table 6—Estimated Current Loan to Value Ranges

	March 31, 2012		December 31, 2011
	Residential First Mortgage	Home Equity	Residential First Mortgage	Home Equity
	(In millions)
Estimated current loan to value:
Above 100%	$1,773	$2,054	$1,854	$2,157
80% - 100%	2,837	2,444	2,951	2,568
Below 80%	8,494	7,078	8,483	7,180
Data not available	507	1,066	496	1,116

	$13,611	$12,642	$13,784	$13,021

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

Table 7—Estimated Current FICO Score Ranges

	March 31, 2012
	Residential First Mortgage	Home Equity	Indirect	Consumer Credit Card	Other Consumer
	(In millions)
Below 620	$1,388	$900	$189	$54	$104
620 - 680	1,266	1,195	287	124	128
681 - 720	1,606	1,568	317	224	147
Above 720	8,626	8,196	891	534	351
Data not available	725	783	254	3	439

	$13,611	$12,642	$1,938	$939	$1,169

	December 31, 2011
	Residential First Mortgage	Home Equity	Indirect	Consumer Credit Card	Other Consumer
	(In millions)
Below 620	$1,449	$873	$191	$56	$106
620 - 680	1,286	1,157	281	129	142
681 - 720	1,557	1,559	274	236	162
Above 720	8,441	8,576	858	561	383
Data not available	1,051	856	244	5	409

	$13,784	$13,021	$1,848	$987	$1,202

ALLOWANCE FOR CREDIT LOSSES

The allowance for credit losses represents management’s estimate of credit losses inherent in the loan and credit commitment portfolios as of period end. The allowance for credit losses consists of two components: the allowance for loan and lease losses and the reserve for unfunded credit commitments. Management’s assessment of the appropriateness of the allowance for credit losses is based on a combination of both of these components. Regions determines its allowance for credit losses in accordance with applicable accounting literature as well as regulatory guidance related to receivables and contingencies. Binding unfunded credit commitments include items such as letters of credit, financial guarantees and binding unfunded loan commitments. Additional discussion of the methodology used to calculate the allowance for credit losses is included in Note 6 “Allowance for Credit Losses” to the consolidated financial statements in the 2011 Annual Report on Form 10-K, as well as related discussion in Management’s Discussion and Analysis.

The allowance for loan losses totaled $2.5 billion at March 31, 2012 and $2.7 billion at December 31, 2011. The allowance for loan losses as a percentage of net loans was 3.30 percent at March 31, 2012 and 3.54 percent on December 31, 2011. The reserve for unfunded credit commitments was $91 million at March 31, 2012 compared to $78 million at December 31, 2011. Net charge-offs as a percentage of average loans (annualized) were 1.73 percent and 2.37 percent in the first three months of 2012 and 2011, respectively. Net charge-off ratios were lower across all categories, period over period, except for the consumer credit card portfolio, which was purchased during the second quarter of 2011. In addition to lower levels of charge-offs, credit quality metrics have generally improved during 2012, including lower levels of non-accrual, criticized and classified loans. The provision for loan losses totaled $117 million in the first quarter of 2012 compared to $482 million during the first quarter of 2011. Net charge-offs exceeded the provision for loan losses for the first quarter of 2012, primarily resulting from the continued improving credit metrics.

Management considers the current level of allowance for credit losses appropriate to absorb losses inherent in the loan portfolio and unfunded commitments. Management’s determination of the appropriateness of the allowance for credit losses requires the use of judgments and estimations that may change in the future. Changes in the factors used by management to determine the appropriateness of the allowance or the availability of new information could cause the allowance for credit losses to be increased or decreased in future periods. In addition, bank regulatory agencies, as part of their examination process, may require changes in the level of the allowance based on their judgments and estimates.

Given continued economic pressures and anticipated slow recovery, management expects that net loan charge-offs in 2012 will be less than 2011 but remain elevated. Economic trends such as real estate valuations, interest rates and unemployment will impact the future levels of net charge-offs and provision. Details regarding the allowance and net charge-offs, including an analysis of activity from the previous year’s totals, are included in Table 8 “Allowance for Credit Losses.”

Activity in the allowance for credit losses is summarized as follows:

Table 8—Allowance for Credit Losses

	Three Months Ended March 31
	2012	2011
	(Dollars in millions)
Allowance for loan losses at beginning of year	$2,745	$3,185
Loans charged-off:
Commercial and industrial	73	78
Commercial real estate mortgage—owner occupied	50	69
Commercial real estate construction—owner occupied	2	4
Commercial investor real estate mortgage	73	138
Commercial investor real estate construction	22	43
Residential first mortgage	40	57
Home equity	83	100
Indirect	6	7
Consumer credit card	12	—
Other consumer	15	16

	376	512
Recoveries of loans previously charged-off:
Commercial and industrial	12	6
Commercial real estate mortgage—owner occupied	4	3
Commercial real estate construction—owner occupied	—	—
Commercial investor real estate mortgage	9	6
Commercial investor real estate construction	3	1
Residential first mortgage	1	1
Home equity	8	6
Indirect	2	3
Consumer credit card	—	—
Other consumer	5	5

	44	31
Net charge-offs:
Commercial and industrial	61	72
Commercial real estate mortgage—owner occupied	46	66
Commercial real estate construction—owner occupied	2	4
Commercial investor real estate mortgage	64	132
Commercial investor real estate construction	19	42
Residential first mortgage	39	56
Home equity	75	94
Indirect	4	4
Consumer credit card	12	—
Other consumer	10	11

	332	481
Provision for loan losses	117	482

Allowance for loan losses at March 31	$2,530	$3,186

Reserve for unfunded credit commitments at beginning of year	78	71
Provision for unfunded credit commitments	13	7

Reserve for unfunded credit commitments at March 31	91	78

Allowance for credit losses at March 31	$2,621	$3,264

Loans, net of unearned income, outstanding at end of period	$76,720	$81,371
Average loans, net of unearned income, outstanding for the period	$77,168	$82,412
Ratios:
Allowance for loan losses at end of period to loans, net of unearned income	3.30%	3.92%
Allowance for loan losses at end of period to non-performing loans, excluding loans held for sale	1.18x	1.03x
Net charge-offs as percentage of:
Average loans, net of unearned income	1.73	2.37
Provision for loan losses	283.8	99.8

Residential first mortgage, home equity and other consumer TDRs are consumer loans modified under the Customer Assistance Program. Commercial and investor real estate loan modifications are not the result of a formal program, but represent situations where modification was offered as a workout alternative. As a result of clarified accounting literature that was effective for third quarter 2011, renewals of classified commercial and investor real estate loans are refutably considered to be TDRs, even if no reduction in interest rate is offered, because the existing terms are considered to be below market. More detailed information is included in Note 4 to the consolidated financial statements. The following table summarizes TDRs for the periods ending March 31, 2012 and December 31, 2011:

Table 9—Troubled Debt Restructurings

	March 31, 2012		December 31, 2011
	Loan Balance	Allowance for Credit Losses	Loan Balance	Allowance for Credit Losses
	(In millions)
Accruing:
Commercial	$489	$91	$492	$89
Investor real estate	1,056	264	995	254
Residential first mortgage	933	131	900	132
Home equity	413	41	407	57
Other consumer	53	1	56	1

	$2,944	$528	$2,850	$533

Non-accrual status or 90 days past due:
Commercial	$344	$89	$353	$100
Investor real estate	507	150	473	146
Residential first mortgage	205	30	210	31
Home equity	31	3	33	5

	1,087	272	1,069	282

	$4,031	$800	$3,919	$815

Note: All loans listed in the table above are considered impaired under applicable accounting literature.

Refer to Note 6 of the 2011 Annual Report on Form 10-K for detailed information related to identification of TDRs, including the impact of new accounting literature adopted during 2011. Refer to Note 4 to the consolidated financial statements in this Form 10-Q for information on loans modified in a TDR during the first quarter of 2012 and the financial impact of those modifications, and loans which defaulted during the first quarter of 2012 which were modified in a TDR during the previous twelve months.

NON-PERFORMING ASSETS

Non-performing assets are summarized as follows:

Table 10—Non-Performing Assets

	March 31 2012	December 31 2011
	(Dollars in millions)
Non-performing loans:
Commercial and industrial	$439	$457
Commercial real estate mortgage—owner occupied	545	590
Commercial real estate construction—owner occupied	23	25

Total commercial	1,007	1,072
Commercial investor real estate mortgage	640	734
Commercial investor real estate construction	127	180

Total investor real estate	767	914
Residential first mortgage	241	250
Home equity	136	136

Total non-performing loans, excluding loans held for sale	2,151	2,372
Non-performing loans held for sale	249	328

Total non-performing loans (1)	2,400	2,700
Foreclosed properties	241	296

Total non-performing assets (1)	$2,641	$2,996

Accruing loans 90 days past due:
Commercial and industrial	$9	$28
Commercial real estate mortgage—owner occupied	9	9
Commercial real estate construction—owner occupied	—	—

Total commercial	18	37
Commercial investor real estate mortgage	2	13
Commercial investor real estate construction	—	—

Total investor real estate	2	13
Residential first mortgage	300	284
Home equity	87	93
Indirect	2	2
Consumer credit card	14	14
Other consumer	4	4

	$427	$447

Restructured loans not included in the categories above	$2,944	$2,850

Non-performing loans (1) to loans and non-performing loans held for sale	3.12%	3.47%
Non-performing assets (1) to loans, foreclosed properties and non-performing loans held for sale	3.42%	3.83%

(1)	Exclusive of accruing loans 90 days past due

Non-performing assets totaled $2.6 billion at March 31, 2012, compared to $3.0 billion at December 31, 2011. Foreclosed properties, a subset of non-performing assets, totaled $241 million and $296 million at March 31, 2012 and December 31, 2011, respectively. The decrease in non-performing assets and foreclosed properties during the first quarter of 2012 reflects the Company’s efforts to work through problem assets and reduce the riskiest exposures.

Based on current expectations for the economy, management anticipates non-performing assets to decrease during the remainder of 2012, but remain elevated. Economic trends such as real estate valuations, interest rates and unemployment, as well as the level of disposition activity, will impact the future level of non-performing assets.

Loans past due 90 days or more and still accruing were $427 million at March 31, 2012, a decrease from $447 million at December 31, 2011.

At March 31, 2012, Regions had approximately $350-$450 million of potential problem commercial and investor real estate loans that were not included in non-accrual loans, but for which management had concerns as to the ability of such borrowers to comply with their present loan repayment terms. This is a likely estimate of the amount of commercial and investor real estate loans that may migrate to non-accrual status in the next quarter.

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

The majority of the loans on which the potential problem loan estimate is based are classified as substandard accrual. Detailed disclosures for substandard accrual loans (as well as other credit quality metrics) are included in Note 4 to the consolidated financial statements.

The following table provides an analysis of non-accrual loans (excluding loans held for sale) by portfolio segment for the three months ended March 31, 2012:

Table 11—Analysis of Non-Accrual Loans

	Non-Accrual Loans, Excluding Loans Held for Sale Three Months Ended March 31, 2012
	Commercial	Investor Real Estate	Consumer (1)	Total
	(In millions)
Balance at beginning of year	$1,072	$914	$386	$2,372
Additions	196	192	(7)	381
Net payments/other activity	(64)	(101)	—	(165)
Return to accrual	(26)	(76)	—	(102)
Charge-offs on non-accrual loans (2)	(120)	(92)	—	(212)
Tranfers to held for sale (3)	(35)	(57)	(1)	(93)
Transfers to foreclosed properties	(15)	(10)	—	(25)
Sales	(1)	(3)	(1)	(5)

Balance at end of period	$1,007	$767	$377	$2,151

(1)

All net activity within the consumer portfolio segment other than sales and transfers to held for sale is included as a single net number within the additions line, due to the relative immateriality of consumer non-accrual loans.

(2)	Includes charge-offs on loans on non-accrual status and charge-offs taken upon sale and transfer of non-accrual loans to held for sale.
(3)	Transfers to held for sale are shown net of charge-offs of $53 million recorded upon transfer.

LOANS HELD FOR SALE

Loans held for sale totaled $1.1 billion at March 31, 2012, consisting of $752 million of residential real estate mortgage loans, $249 million of non-performing investor real estate loans, and $53 million of performing commercial and investor real estate loans. At December 31, 2011, loans held for sale totaled $1.2 billion, consisting of $844 million of residential real estate mortgage loans, $328 million of non-performing investor real estate loans and $21 million of performing commercial and investor real estate loans. The level of residential real estate mortgage loans held for sale fluctuates depending on the timing of origination and sale to third parties.

The following table provides an analysis of non-performing loans held for sale for the three months ended March 31, 2012 and 2011:

Table 12—Non-performing Loans Held For Sale

	Three Months Ended March 31
	2012	2011
	(In millions)
Balance at beginning of period	$328	$304
Transfers in	93	188
Sales	(145)	(96)
Writedowns	(2)	(2)
Loans moved from held for sale/other activity	(8)	(6)
Transfers to foreclosed properties	(17)	(7)

Balance at end of period	$249	$381

ALL OTHER INTEREST-EARNING ASSETS

All other interest-earning assets, which are primarily comprised of interest-bearing deposits in other banks, trading account assets, and other interest-earning assets, increased approximately $154 million from year-end 2011 to March 31, 2012, primarily due to an increase in interest-bearing deposits in other banks offset by a decrease in trading account assets.

GOODWILL

Goodwill totaled $4.8 billion at both March 31, 2012 and December 31, 2011 and is allocated to each of Regions’ reportable segments (each a reporting unit), at which level goodwill is tested for impairment on an annual basis or more often if events and circumstances indicate impairment may exist (refer to Note 1 “Significant Accounting Policies” to the 2011 consolidated financial statements filed on Form 10-K for the year ended December 31, 2011 for further discussion of when Regions tests goodwill for impairment).

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

In estimating future cash flows, a balance sheet as of the test date and a statement of operations for the last twelve months of activity for the reporting unit are compiled. From that point, future balance sheets and statements of operations are projected based on the inputs. Cash flows are based on expected future capitalization requirements due to balance sheet growth and anticipated changes in regulatory capital requirements. The baseline cash flows utilized in all models correspond to the most recent internal forecasts and/or budgets that range from 1 to 5 years. These internal forecasts are based on inputs developed in the Company’s capital planning processes.

Refer to Note 6 “Goodwill”, for further discussion of these approaches and related assumptions. The fair values of assets and liabilities are determined using an exit price concept. Refer to the discussion of fair value in Note 1 “Summary of Significant Accounting Policies” to the 2011 annual report on form 10K for discussions of the exit price concept and the determination of fair values of financial assets and liabilities.

Throughout 2009 and 2010 in the Banking/Treasury reporting unit, the credit quality of Regions’ loan portfolio declined, which contributed to increased losses as well as elevated non-performing loan levels. Accordingly, Regions performed tests of goodwill for impairment during each quarter of 2010 and during the second, third and fourth quarters of 2009 in a manner consistent with the test conducted in the fourth quarter of 2008. Regions continued to perform its goodwill impairment tests during the four quarters of 2011 and the first quarter of 2012, in a manner consistent with the tests conducted in prior periods, primarily due to the Company’s market capitalization remaining below book value. The long-term fair value of equity was determined using both income and market approaches (discussed in Note 6 “Goodwill”). The results of these calculations for the first quarter of 2012 indicated that the fair value of the Banking/Treasury reporting unit was less than the carrying amount. At February 29, 2012, the carrying amount and fair value of the Banking/Treasury reporting unit were $11.6 billion and $9.2 billion, respectively, while the carrying amount of goodwill for the reporting unit was $4.7 billion. Therefore, Step Two of the goodwill impairment test was performed. In Step Two, the fair values of the reporting unit’s assets and liabilities, including the loan portfolio, intangible assets, time deposits, debt, and other assets and liabilities were calculated. Once the fair values were determined, deferred tax adjustments were calculated as applicable. For the Banking/Treasury reporting unit, the after-tax effects of the Step Two adjustments, which were primarily write-downs of assets to fair value, exceeded any reductions in the value of common equity determined in Step One; accordingly the calculation of implied goodwill exceeded its carrying amount. Therefore, the results were no impairment for the Banking/Treasury reporting unit, whose implied fair value of goodwill exceeded its carrying amount by approximately 48 percent as of February 29, 2012 compared to approximately 12 percent as of fourth quarter 2011.

The table below summarizes the discount rate used in the goodwill impairment tests of the Banking/Treasury reporting unit for the reporting periods indicated:

	1st Quarter 2012	4th Quarter 2011	3rd Quarter 2011	2nd Quarter 2011	1st Quarter 2011
Discount Rate	14%	15%	15%	15%	15%

Regions’ capital plan, which was required under the Federal Reserve’s Comprehensive Capital Analysis and Review (“CCAR”), was submitted in early January of 2012. The Federal Reserve responded with no objections to the capital actions set forth in the capital plan on March 13, 2012. Shortly thereafter, Regions issued and sold 152.9 million shares of its common stock, par value $0.01 per share, at a price to the public of $5.90 per share, a premium above the closing price. The Company received approximately $875 million in net proceeds from the offering after underwriting discounts and commissions and other expenses. Additionally, in connection with the CCAR on March 13, 2012, the Federal Reserve disclosed its projections of pro-forma, post stress pre-provision income and losses and pro-forma, post stress capital ratios under the Federal Reserve’s “Supervisory Stress Scenario” for the nineteen institutions, including Regions, that participated in the 2011 CCAR. Regions exceeded the minimum required capital level over the entire review period through year-end 2013. Regions also received an upgrade to its debt ratings from Standard & Poor’s rating agency on March 15, 2012. These positive factors led to a reduction in the discount rate applied to the Banking/Treasury reporting unit in the first quarter of 2012.

Specific factors as of the date of filing the financial statements that could negatively impact the assumptions used in assessing goodwill for impairment include: a protracted decline in the Company’s market capitalization; disparities in the level of fair value changes in net assets compared to equity; adverse business trends resulting from litigation and/or regulatory actions; higher loan losses; lengthened forecasts of higher unemployment relative to pre-crisis levels beyond 2013; future increased minimum regulatory capital requirements above current thresholds (refer to Note 13 “Regulatory Capital Requirements and Restrictions” of the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2011 for a discussion of current minimum regulatory requirements); future federal rules and regulations resulting from the Dodd-Frank Act; and/or a protraction in the current low level of interest rates significantly beyond 2014.

The following table presents an analysis of independent changes in market factors or significant assumptions that could adversely impact the carrying balance of goodwill in the Banking/Treasury reporting unit and the outcome of the Step One tests for the Insurance reporting unit:

Table 13—Goodwill Sensitivity

Impact to the Carrying Value of Goodwill

Banking/Treasury Reporting Unit

Change in Discount Rate	Estimated Amount of Impairment
	(In millions)
+ 4%	$	(a )
+ 5%		(319)
+ 6%		(685)

Change in Tangible Book Value Mulipliers (b)
- 82%	$	(a )

Improvement in Loan Fair Values
+ 4.9 Percentage Points	$	(a )
+ 5.9 Percentage Points		(459)
+ 6.9 Percentage Points		(932)

(a)	Represents the point at which the implied fair value of goodwill would approximate its carrying value.
(b)

Represents an 82 percent decline in both tangible book value multipliers of 1.1x and 1.4x for the public company method and the transaction method, respectively. The 1.1x multiplier for the public company method is before the 30 percent control premium utilized for this metric. See Note 6 for further details.

For the Insurance reporting unit, a 100 percent increase in the discount rate or decrease in the market approach multiplier for the last twelve months of net income would not impact the result of the Step One test.

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

FORECLOSED PROPERTIES

Other real estate and certain other assets acquired in foreclosure are reported at the lower of the investment in the loan or fair value of the property less estimated costs to sell. The following table summarizes foreclosed property activity for the years ended December 31:

Table 14—Foreclosed Properties

	Three Months Ended March 31
	2012	2011
	(In millions)
Balance at beginning of period	$296	$454
Transfer from loans	94	161
Valuation adjustments	(19)	(41)
Foreclosed property sold	(129)	(113)
Payments and other	(1)	4

	(55)	11

Balance at end of period	$241	$465

Note: Approximately 74 percent of the ending balances as of both March 31, 2012 and 2011 relate to properties transferred into foreclosed properties during the previous twelve months.

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

OTHER ASSETS

Other assets decreased $732 million to $8.0 billion as of March 31, 2012, primarily due to the net settlements of securities sales. Lower derivative balances also contributed to the decrease.

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

The following table summarizes deposits by category:

Table 15—Deposits

	March 31 2012	December 31 2011
	(In millions)
Non-interest-bearing demand	$29,707	$28,266
Savings accounts	5,632	5,159
Interest-bearing transaction accounts	19,805	19,388
Money market accounts—domestic	23,513	23,053
Money market accounts—foreign	271	378

Low-cost deposits	78,928	76,244
Time deposits	18,207	19,378

Customer deposits	97,135	95,622
Corporate treasury time deposits	3	5

	$97,138	$95,627

Total deposits at March 31, 2012 increased approximately $1.5 billion compared to year-end 2011 levels. The overall increase in deposits was driven by increases in almost all categories of low-cost deposits, particularly non-interest-bearing demand accounts. This increase was partially offset by decreases in time deposits and foreign money market accounts. Regions continued to focus on shifting the overall deposit mix toward low-cost deposits, focusing on non-interest-bearing demand.

SHORT-TERM BORROWINGS

The following is a summary of short-term borrowings:

Table 16—Short-Term Borrowings

	March 31 2012	December 31 2011
	(In millions)
Company funding sources:
Federal funds purchased	$19	$18
Securities sold under agreements to repurchase	885	969
Other short-term borrowings	—	29

	904	1,016

Customer-related borrowings:
Securities sold under agreements to repurchase	1,383	1,346
Brokerage customer liabilities	344	394
Short-sale liability	216	256
Customer collateral	61	55

	2,004	2,051

	$2,908	$3,067

COMPANY FUNDING SOURCES

Federal funds purchased and securities sold under agreements to repurchase used for funding purposes totaled $904 million at March 31, 2012 compared to $987 million at December 31, 2011. The level of these borrowings can fluctuate significantly on a day-to-day basis, depending on funding needs and which sources of funds are used to satisfy those needs. All such arrangements are considered typical of the banking and brokerage industries and are accounted for as borrowings.

Other short-term borrowings are related to Morgan Keegan and include borrowings under lines of credit that Morgan Keegan maintains with unaffiliated banks. As of March 31, 2012, there were no other short-term borrowings related to Morgan Keegan outstanding, compared to $29 million December 31, 2011. The lines of credit provided for maximum borrowings of $585 million as of March 31, 2012.

Selected data for short-term borrowings used for funding purposes is presented below (dollars in millions):

	Three Months Ended March 31
	2012	2011
	(Dollars in millions)
Federal funds purchased:
Balance at quarter-end	$19	$16
Average outstanding (based on average daily balances)	23	20
Maximum amount outstanding at any month-end during the quarter	28	106
Weighted-average interest rate at quarter-end	0.2%	0.2%
Weighted-average interest rate on amounts outstanding during the quarter (based on average daily balances)	0.1%	0.1%
Securities sold under agreements to repurchase:
Balance at quarter-end	$885	$296
Average outstanding (based on average daily balances)	520	334
Maximum amount outstanding at any month-end during the quarter	885	361
Weighted-average interest rate at quarter-end	0.1%	0.2%
Weighted-average interest rate on amounts outstanding during the quarter (based on average daily balances)	0.1%	0.2%

CUSTOMER-RELATED BORROWINGS

Short-term borrowings that are the result of customer activity related to investment opportunities or brokerage interests totaled $2.0 billion at March 31, 2012, compared to $2.1 billion at December 31, 2011. The decrease between periods was due to decreases in brokerage customer liabilities and short-sale liabilities.

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

Regions, through Morgan Keegan, maintains two types of liabilities for its brokerage customers that are classified as short-term borrowings since Morgan Keegan pays its customers interest related to these liabilities. The brokerage customer position liability represents liquid funds in customers’ brokerage accounts. The short-sale liability represents traditional obligations to deliver to customers securities at a predetermined date and price. Balances due to brokerage customers totaled $344 million at March 31, 2012 compared to $394 million at December 31, 2011. The short-sale liability was $216 million at March 31, 2012 compared to $256 million at December 31, 2011. The balances of these liabilities fluctuate frequently based on customer activity.

Customer collateral increased $6 million to $61 million at March 31, 2012 from $55 million at December 31, 2011. This balance includes cash collateral posted by customers related to derivative transactions by swap customers of Morgan Keegan.

LONG-TERM BORROWINGS

Long-term borrowings are summarized as follows:

Table 17—Long-Term Borrowings

	March 31 2012	December 31 2011
	(In millions)
Regions Financial Corporation (Parent):
6.375% subordinated notes due May 2012	$600	$600
LIBOR floating rate senior notes due June 2012	350	350
4.875% senior notes due April 2013	249	249
7.75% senior notes due November 2014	694	694
5.75% senior notes due June 2015	496	496
7.75% subordinated notes due September 2024	100	100
6.75% subordinated debentures due November 2025	162	162
7.375% subordinated notes due December 2037	300	300
6.625% junior subordinated notes due May 2047	498	498
8.875% junior subordinated notes due June 2048	345	345
Other long-term debt	6	6
Valuation adjustments on hedged long-term debt	78	87

	3,878	3,887

Regions Bank:
Other Federal Home Loan Bank advances	1,014	1,914
4.85% subordinated notes due April 2013	497	497
5.20% subordinated notes due April 2015	348	347
7.50% subordinated notes due May 2018	750	750
6.45% subordinated notes due June 2037	497	497
Other long-term debt	175	175
Valuation adjustments on hedged long-term debt	37	43

	3,318	4,223

	$7,196	$8,110

Long-term borrowings decreased approximately $914 million since year-end 2011. During the first quarter of 2012, Regions prepaid approximately $900 million of FHLB advances, realizing an immaterial pre-tax loss on early extinguishment. These extinguishments were part of the Company’s asset/liability management process. Other FHLB advances have a weighted-average interest rate of 1.4% and 1.0% at March 31, 2012 and December 31, 2011, respectively, with maturities ranging from six months to nineteen years and a weighted average maturity of 2.14 years.

STOCKHOLDERS’ EQUITY

Stockholders’ equity was $17.5 billion at March 31, 2012 compared to $16.5 billion at December 31, 2011. During the first three months of 2012, net income increased stockholders’ equity by $199 million, while cash dividends reduced equity by $13 million for common stock and $44 million for preferred stock. Changes in accumulated other comprehensive income increased equity by $9 million. On March 19, 2012, the Company issued 152.9 million shares of common stock at $5.90 per share. The proceeds from the sale, net of issuance costs, increased equity by approximately $875 million.

Regions’ Board of Directors declared a $0.01 per share cash dividend for the first quarter of both 2012 and 2011. Regions understands the importance of returning capital to shareholders. Management will continue to execute the capital planning process, including evaluation of the amount of the common dividend, with the Board of Directors and in conjunction with regulatory supervisors, subject to the Company’s results of operations.

Regions’ ratio of stockholders’ equity to total assets was 13.67 percent at March 31, 2012, compared to 12.99 percent at December 31, 2011. Regions’ ratio of tangible common stockholders’ equity to tangible assets was 7.35 percent at March 31, 2012, compared to 6.57 percent at December 31, 2011 (see Table 20 “GAAP to Non-GAAP Reconciliation” for further discussion).

See Note 7, “Stockholders’ Equity and Comprehensive Income (Loss)” for further information related to common shares available for repurchase and dividends.

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

The minimum standard for the ratio of total capital to risk-weighted assets is 8 percent. At least 50 percent of that capital level must consist of common equity, undivided profits and non-cumulative perpetual preferred stock, senior perpetual preferred stock issued to the U.S. Treasury under the Capital Purchase Program, minority interests relating to qualifying common or noncumulative perpetual preferred stock issued by a consolidated U.S. depository institution or foreign bank subsidiary, less goodwill, deferred tax assets and certain other intangibles (“Tier 1 capital”). The remainder (“Tier 2 capital”) may consist of a limited amount of other preferred stock, mandatorily convertible securities, subordinated debt, and a limited amount of the allowance for loan losses. The sum of Tier 1 capital and Tier 2 capital is “total risk-based capital” or total capital. However, under the Collins Amendment, which was passed as a section of the Dodd-Frank Act, trust preferred securities will be eliminated as an element of Tier 1 capital. This disallowance of trust preferred securities will be phased in from January 1, 2013 to January 1, 2016. Debt or equity instruments issued to the Federal government as part of the CPP are exempt from the Collins Amendment. As of March 31, 2012, Regions had $846 million of trust preferred securities that are subject to the Collins Amendment and $3.5 billion of preferred equity that is exempt from the Collins Amendment. As discussed in Note 16 “Subsequent Events” to the consolidated financial statements, on April 4, 2012, the Series A preferred shares were repurchased from the U.S. Treasury.

The minimum guidelines to be considered well capitalized for Total capital and Tier 1 capital are 10 percent and 6 percent, respectively. As of March 31, 2012 and December 31, 2011, the most recent notification from Federal banking agencies categorized Regions and its significant subsidiaries as well capitalized under the regulatory framework.

The Company believes that no changes in conditions or events have occurred since March 31, 2012, which would result in changes that would cause Regions or Regions Bank to fall below the well capitalized level.

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

In recent years, banking regulators began supplementing their assessment of the capital adequacy of a bank based on a variation of Tier 1 capital, known as Tier 1 common equity. While not prescribed in amount by federal banking regulations, analysts and banking regulators have assessed Regions’ capital adequacy using the tangible common stockholders’ equity and/or the Tier 1 common equity measure. Because tangible common stockholders’ equity and Tier 1 common equity are not formally defined by GAAP or prescribed in amount by federal banking regulations, these measures are considered to be non-GAAP financial measures and other entities may calculate them differently than Regions’ disclosed calculations (see Table 20, “GAAP to Non-GAAP Reconciliation” for further details).

Regions is evaluating the anticipated impact of Basel III, which will begin in 2013 and is expected to be fully phased-in on January 1, 2019. The Company’s estimated Tier 1 common and Tier 1 capital ratios as of March 31, 2012, based on Regions’ current understanding of the guidelines, were approximately 8.9 and 12.5 percent, respectively, and therefore exceed the Basel III minimums of 7 percent for Tier 1 common and 8.5 percent for Tier 1 capital. Based on Regions’ understanding of the calculation for the liquidity coverage ratio under Basel III, Regions currently meets the requirement due to the Company’s current cash and investment positions. Should Regions’ cash position or investment mix change in the future, Regions’ ability to meet the liquidity coverage ratio may be impacted. Additionally, there is still need for clarification of the Basel III rules as well as interpretation and implementation by U.S. banking regulators, so the ultimate impact of Basel III on Regions is not completely known at this point. Because the Basel III capital calculations are not formally defined by GAAP and are not currently codified in the federal banking regulations, these measures are considered to be non-GAAP financial measures, and other entities may calculate them differently than Regions’ disclosed calculations (see Table 20, “GAAP to Non-GAAP Reconciliation” for further details).

See the “Supervision and Regulation—Capital Requirements” subsection of the “Business” section and the “Risk Factors” section of Regions’ Annual Report on Form 10-K for the year ended December 31, 2011 for more information.

The following chart summarizes the applicable holding company and bank regulatory capital requirements. Regions’ capital ratios at March 31, 2012 and December 31, 2011 exceeded all regulatory requirements.

Table 18—Regulatory Capital Requirements

	March 31, 2012 Ratio	December 31, 2011 Ratio	To Be Well Capitalized
Tier 1 common (non-GAAP):
Regions Financial Corporation	9.62%	8.51%	NA (1)
Tier 1 capital:
Regions Financial Corporation	14.34%	13.28%	6.00%
Regions Bank	13.10	12.86	6.00
Total capital:
Regions Financial Corporation	17.99%	16.99%	10.00%
Regions Bank	16.17	15.98	10.00
Leverage:
Regions Financial Corporation	10.99%	9.91%	5.00%
Regions Bank	10.17	9.76	5.00

(1)	The Board of Governors of the Federal Reserve System has proposed 5% as the level of Tier 1 common capital sufficient to withstand periods of econcomic stress.

As discussed in Note 16 “Subsequent Events” to the consolidated financial statements, on April 4, 2012 Regions repurchased $3.5 billion Series A preferred shares, reducing the parent company’s Tier 1 and Total capital by that same amount.

LIQUIDITY

GENERAL

Liquidity is an important factor in the financial condition of Regions and affects Regions’ ability to meet the borrowing needs and deposit withdrawal requirements of its customers. Regions intends to fund obligations primarily through cash generated from normal operations. In addition to these obligations, Regions has obligations related to potential litigation contingencies. See Note 14 “Commitments and Contingencies” to the consolidated financial statements for additional discussion of the Company’s funding requirements.

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

The securities portfolio is one of Regions’ primary sources of liquidity. Maturities of securities provide a constant flow of funds available for cash needs (see Note 3 “Securities,” to the consolidated financial statements). The agency guaranteed mortgage portfolio is another source of liquidity in various secured borrowing capacities. In anticipation of regulatory changes proposed within the Basel III framework, in particular the Liquidity Coverage Ratio, Regions increased its holdings in securities backed by the Government National Mortgage Association (“GNMA”), which are explicitly backed by the U.S. Government. Additionally, the Company has $11.8 billion of unencumbered liquid securities available for pledging or repurchase agreements.

Maturities in the loan portfolio also provide a steady flow of funds. Additional funds are provided from payments on consumer loans and one-to-four family residential first mortgage loans. In addition, liquidity needs can also be met by borrowing funds in state and national money markets, although Regions does not currently rely on unsecured wholesale market funding. Historically, Regions’ liquidity has been enhanced by its relatively stable customer deposit base. During 2011 and 2012, Regions’ customer base grew substantially in response to competitive offers and customers’ desire to lock-in rates in the falling rate environment, as well as the introduction of new consumer and business checking products.

Regulation Q prohibited banks from paying interest on business checking accounts in accordance with the Glass-Steagall Act of 1933. However, the Dodd-Frank Act repealed Regulation Q. In July 2011, financial institutions, such as Regions, were allowed to offer interest on corporate checking accounts. Regions responded to these changes by enhancing its existing core interest-bearing products. However, due to the low interest rate environment and unlimited FDIC insurance available on non-interest bearing balances until January 1, 2013, the Company has not experienced, nor does it anticipate experiencing, significant migration of business customer balances from non-interest bearing accounts to interest-bearing accounts.

Due to the potential for uncertainty and inconsistency in the unsecured funding markets, Regions has been maintaining higher levels of cash liquidity by depositing excess cash with the Federal Reserve Bank, which is the primary component of the balance sheet line item, “interest-bearing deposits in other banks.” At March 31, 2012, Regions had approximately $5.2 billion in excess cash on deposit with the Federal Reserve. Regions’ borrowing availability with the Federal Reserve Bank as of March 31, 2012, based on assets available for collateral at that date, was $18.4 billion.

Regions periodically accesses funding markets through sales of securities with agreements to repurchase. Repurchase agreements are also offered through a commercial banking sweep product as a short-term investment opportunity for customers. All such arrangements are considered typical of the banking and brokerage industries and are accounted for as borrowings.

Regions’ financing arrangement with the FHLB adds additional flexibility in managing its liquidity position. As of March 31, 2012, Regions’ borrowing availability from the FHLB totaled $6.3 billion. FHLB borrowing capacity is contingent on the amount of collateral pledged to the FHLB. Regions Bank and its subsidiaries have pledged certain residential first mortgage loans on one-to-four family dwellings and home equity lines of credit as collateral for the FHLB advances outstanding. Additionally, investment in FHLB stock is required in relation to the level of outstanding borrowings. Regions held $219 million in FHLB stock at March 31, 2012. The FHLB has been and is expected to continue to be a reliable and economical source of funding.

In February 2010, Regions filed a shelf registration statement with the U.S. Securities and Exchange Commission. This shelf registration does not have a capacity limit and can be utilized by Regions to issue various debt and/or equity securities. The registration statement will expire in February 2013. In March 2012, Regions issued from the shelf 152.9 million shares of common stock with a par value $0.01 per share at $5.90 a share.

Regions’ Bank Note program allows Regions Bank to issue up to $20 billion aggregate principal amount of bank notes outstanding at any one time. No issuances have been made under this program as of March 31, 2012. Notes issued under the program may be senior notes with maturities from 30 days to 15 years and subordinated notes with maturities from 5 years to 30 years. These notes are not deposits and they are not insured or guaranteed by the FDIC.

Regions may, from time to time, consider opportunistically retiring outstanding issued securities, including subordinated debt, trust preferred securities and preferred shares in privately negotiated or open market transactions for cash or common shares. Regulatory approval would be required for retirement of some instruments.

RATINGS

In March of 2012, Standard & Poor’s (“S&P”) upgraded the credit ratings for each of the obligations of both Regions Financial Corporation and Regions Bank. The upgrades were attributable to the March 2012 common stock offering of approximately $875 million, net of issuance costs, as well as the redemption of 3.5 million shares of Series A preferred stock. In February of 2012, Moody’s revised its outlook for Regions Financial from negative to stable.

On March 8, 2012, Fitch Ratings (“Fitch”) downgraded the junior subordinated notes of Regions Financial Corporation. This ratings action was part of a global review of securities impacted in part by capital requirements set forth in Basel III as well as Fitch’s view regarding the likelihood of sovereign support.

At March 31, 2012, Moody’s credit ratings for Regions Financial Corporation and Regions Bank were below investment grade. Dominion Bond Rating Service (“DBRS”) continues to have a negative outlook for Regions Financial Corporation and Regions Bank.

Table 19 “Credit Ratings” reflects the current debt ratings information of Regions Financial Corporation and Regions Bank by S&P, Moody’s, Fitch and DBRS.

Table 19—Credit Ratings

As of March 31, 2012
	Standard & Poor’s	Moody’s	Fitch	DBRS
Regions Financial Corporation
Senior notes	BBB-	Ba3	BBB-	BBB
Subordinated notes	BB+	B1	BB+	BBBL
Junior subordinated notes	BB	B2	B+	BBBL
Regions Bank
Short-term debt	A-2	NP(1)	F3	R-2H
Long-term bank deposits	BBB	Ba1	BBB	BBBH
Long-term debt	BBB	Ba2	BBB-	BBBH
Subordinated debt	BBB-	Ba3	BB+	BBB
Outlook	Stable	Stable	Stable	Negative

(1)	Not Prime

As of December 31, 2011
	Standard & Poor’s	Moody’s	Fitch	DBRS
Regions Financial Corporation
Senior notes	BB+	Ba3	BBB-	BBB
Subordinated notes	BB	B1	BB+	BBBL
Junior subordinated notes	B+	B2	BB	BBBL
Regions Bank
Short-term debt	A-3	NP(1)	F3	R-2H
Long-term bank deposits	BBB-	Ba1	BBB	BBBH
Long-term debt	BBB-	Ba2	BBB-	BBBH
Subordinated debt	BB+	Ba3	BB+	BBB
Outlook	Stable	Negative	Stable	Negative

(1)	Not Prime

In general, ratings agencies base their ratings on many quantitative and qualitative factors, including capital adequacy, liquidity, asset quality, business mix, probability of government support, and level and quality of earnings. Any downgrade in credit ratings by one or more ratings agencies may impact Regions in several ways, including, but not limited to, Regions’ access to the capital markets or short-term funding, borrowing cost and capacity, collateral requirements, acceptability of its letters of credit, and funding of variable rate demand notes (“VRDNs”), thereby potentially adversely impacting Regions’ financial condition and liquidity. See the “Risk Factors” section in the Annual Report on Form 10-K for the year ended December 31, 2011 for more information.

A security rating is not a recommendation to buy, sell or hold securities, and the ratings are subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating.

OPERATING RESULTS

The table below presents computations of earnings (loss) and certain other financial measures including “fee income ratio”, “efficiency ratio”, “return on average assets from continuing operations”, “return on average tangible common stockholders’ equity”, end of period “tangible common stockholders’ equity” and related ratios, “Tier 1 common equity” and related ratios, and “Basel III ratios”, all of which are non-GAAP measures. Regions believes these financial measures provide a meaningful base for period-to-period comparisons which management believes will assist investors in analyzing the operating results of the Company and predicting future performance. These non-GAAP financial measures are also used by management to assess the performance of Regions’ business. Management and the Board of Directors utilize these non-GAAP financial measures as follows:

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

The efficiency ratio (non-GAAP), which is a measure of productivity, is generally calculated as non-interest expense divided by total revenue on a fully tax equivalent basis. The fee income ratio (non-GAAP) is generally calculated as non-interest income divided by total revenue. Management uses these ratios to monitor performance and believes these measures provide meaningful information to investors. Non-interest expense (GAAP) may be presented excluding adjustments to arrive at adjusted non-interest expense (non-GAAP), which is the numerator for the efficiency ratio. Non-interest income (GAAP) may be presented excluding adjustments to arrive at adjusted non-interest income (non-GAAP), which is the numerator for the fee income ratio. Net interest income on a fully-taxable equivalent basis (GAAP) and non-interest income (GAAP) are added together to arrive at total revenue (GAAP). Adjustments are made to arrive at adjusted total revenue (non-GAAP), which is the denominator for the fee income and efficiency ratios. Regions believes that the non-GAAP measures reflecting these adjustments provide a meaningful base for period-to-period comparisons, which management believes will assist investors in analyzing the operating results of the Company and predicting future performance. These non-GAAP financial measures are also used by management to assess the performance of Regions’ business. It is possible that the activities related to the adjustments may recur; however, management does not consider the activities related to the adjustments to be indications of ongoing operations. Regions believes that presentation of these non-GAAP financial measures will permit investors to assess the performance of the Company on the same basis as that applied by management.

Tangible common stockholders’ equity ratios have become a focus of some investors in analyzing the capital position of the Company absent the effects of intangible assets and preferred stock. Traditionally, the Federal Reserve and other banking regulatory bodies have assessed a bank’s capital adequacy based on Tier 1 capital, the calculation of which is codified in federal banking regulations. In connection with the Federal Reserve’s Comprehensive Capital Analysis and Review process, these regulators are supplementing their assessment of the capital adequacy of a bank based on a variation of Tier 1 capital, known as Tier 1 common equity. While not prescribed in amount by federal banking regulations, analysts and banking regulators have assessed Regions’ capital adequacy using the tangible common stockholders’ equity and/or the Tier 1 common equity measure. Because tangible common stockholders’ equity and Tier 1 common equity are not formally defined by GAAP or prescribed in amount by federal banking regulations, these measures are considered to be non-GAAP financial measures and other entities may calculate them differently than Regions’ disclosed calculations. Since analysts and banking regulators may assess Regions’ capital adequacy using tangible common stockholders’ equity and Tier 1 common equity, Regions believes that it is useful to provide investors the ability to assess Regions’ capital adequacy on these same bases.

Tier 1 common equity is often expressed as a percentage of risk-weighted assets. Under the risk-based capital framework, a bank’s balance sheet assets and credit equivalent amounts of off-balance sheet items are assigned to one of four broad risk categories. The aggregated dollar amount in each category is then multiplied by the risk weighting assigned to that category. The resulting weighted values from each of the four categories are added together and this sum is the risk-weighted assets total that, as adjusted, comprises the denominator of certain risk-based capital ratios. Tier 1 capital is then divided by this denominator (risk-weighted assets) to determine the Tier 1 capital ratio. Adjustments are made to Tier 1 capital to arrive at Tier 1 common equity (non-GAAP). Tier 1 common equity is also divided by the risk-weighted assets to determine the Tier 1 common equity ratio (non-GAAP). The amounts disclosed as risk-weighted assets are calculated consistent with banking regulatory requirements.

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

The following tables provide: 1) a reconciliation of net income available to common shareholders (GAAP) to income from continuing operations available to common shareholders, 2) a reconciliation of non-interest income from continuing operations (GAAP) to adjusted non-interest income (non-GAAP), 3) a computation of adjusted total revenue (non-GAAP), 4) a computation of the fee income ratio (non-GAAP), 5) a computation of the efficiency ratio (non-GAAP), 6) a reconciliation of average and ending stockholders’ equity (GAAP) to average and ending tangible common stockholders’ equity (non-GAAP) and calculations of related ratios, 7) a reconciliation of stockholders’ equity (GAAP) to Tier 1 capital (regulatory) and to Tier 1 common equity (non-GAAP) and calculations of related ratios, and 8) a reconciliation of stockholders’ equity (GAAP) to Basel III Tier 1 capital (non-GAAP), Basel III total capital (non-GAAP) and Basel III Tier 1 common (non-GAAP) and calculations of related ratios.

Table 20—GAAP to Non-GAAP Reconciliation

		Three Months Ended March 31
		2012	2011
		(Dollars in millions, except per share data)
INCOME (LOSS)
Net income (GAAP)		$199	$69
Preferred dividends and accretion (GAAP)		(54)	(52)

Net income available to common shareholders (GAAP)	A	$145	$17
Income (loss) from discontinued operations, net of tax (GAAP)		(40)	19

Income (loss) from continuing operations available to common shareholders	B	$185	$(2)

FEE INCOME AND EFFICIENCY RATIOS
Non-interest expense from continuing operations (GAAP)	C	$913	$932
Net interest income from continuing operations, fully-taxable equivalent basis (GAAP)		$839	$864
Non-interest income from continuing operations (GAAP)		$524	$580
Significant items:
Securities gains, net		(12)	(82)
Leveraged lease termination gains, net		(7)	—
Loss on sale of mortgage loans		—	3

Adjusted non-interest income (non-GAAP)	D	505	501

Adjusted total revenue (non-GAAP)	E	$1,344	$1,365

Fee income ratio (non-GAAP)	D/E	37.57%	36.70%
Efficiency ratio (non-GAAP)	C/E	67.93%	68.28%
RETURN ON AVERAGE ASSETS (1)
Average assets (GAAP)—continuing operations	F	$123,756	$127,987
Return on average assets (GAAP) (2)	A/F	0.46%	0.05%

Return on average assets from continuing operations (GAAP) (2)	B/F	0.59%	(0.01%)

RETURN ON AVERAGE TANGIBLE COMMON STOCKHOLDERS’ EQUITY
Average stockholders’ equity (GAAP)		$16,715	$16,684
Less: Average intangible assets (GAAP)		5,253	5,935
Average deferred tax liability related to intangibles (GAAP)		(198)	(237)
Average preferred equity (GAAP)		3,423	3,383

Average tangible common stockholders’ equity (non-GAAP)	G	$8,237	$7,603

Return on average tangible common stockholders’ equity (non-GAAP) (2)	A/G	7.08%	0.89%

		2012	2011
TANGIBLE COMMON RATIOS
Ending stockholders’ equity (GAAP)		$17,534	$16,499
Less: Ending intangible assets (GAAP)		5,236	5,265
Ending deferred tax liability related to intangibles (GAAP)		(195)	(200)
Ending preferred equity (GAAP)		3,429	3,419

Ending tangible common stockholders’ equity (non-GAAP)	H	$9,064	$8,015

Ending total assets (GAAP)		$128,282	$127,050
Less: Ending intangible assets (GAAP)		5,236	5,265
Ending deferred tax liability related to intangibles (GAAP)		(195)	(200)

Ending tangible assets (non-GAAP)	I	$123,241	$121,985

End of period shares outstanding	J	1,412	1,259
Tangible common stockholders’ equity to tangible assets (non-GAAP)	H/I	7.35%	6.57%

Tangible common book value per share (non-GAAP)	H/J	$6.42	$6.37

TIER 1 COMMON RISK-BASED RATIO
Stockholders’ equity (GAAP)		$17,534	$16,499
Accumulated other comprehensive (income) loss		60	69
Non-qualifying goodwill and intangibles		(4,881)	(4,900)
Disallowed deferred tax assets		(345)	(432)
Disallowed servicing assets		(36)	(35)
Qualifying non-controlling interests		92	92
Qualifying trust preferred securities		846	846

Tier 1 capital (regulatory)		13,270	12,139
Qualifying non-controlling interests		(92)	(92)
Qualifying trust preferred securities		(846)	(846)
Preferred stock		(3,429)	(3,419)

Tier 1 common equity (non-GAAP)	K	$8,903	$7,782

Risk-weighted assets (regulatory)	L	$92,546	$91,449
Tier 1 common risk-based ratio (non-GAAP)	K/L	9.62%	8.51%

BASEL III RATIOS
Stockholders’ equity (GAAP)		$17,534	$16,499
Non-qualifying goodwill and intangibles (3)		(5,041)	(5,065)
Adjustments, including other comprehensive income related to cash flow hedges, disallowed deferred tax assets, threshold deductions and other adjustments		(680)	(854)

		11,813	10,580
Qualifying non-controlling interests		4	4

Basel III tier 1 capital (non-GAAP)	M	11,817	10,584
Basel III tier 1 capital (non-GAAP)		11,817	10,584
Preferred Stock		(3,429)	(3,419)
Qualifying non-controlling interests		(4)	(4)

Basel III tier 1 common (non-GAAP)	N	$8,384	$7,161

Basel I risk-weighted assets (regulatory)		92,546	91,449
Basel III risk-weighted assets (non-GAAP) (4)	O	94,334	92,935
Basel III tier 1 capital ratio (non-GAAP)	M/O	12.53%	11.39%

Basel III tier 1 common ratio (non-GAAP)	N/O	8.89%	7.70%

(1)	Return on assets from continuing operations does not include average assets related to discontinued operations of $2,776 million and $3,225 million for March 31, 2012 and 2011, respectively.
(2)	Income statement amounts have been annualized in calculation.
(3)	Under Basel III, regulatory capital must be reduced by purchased credit card relationship intangible assets. These assets are partially allowed in Basel I capital.
(4)

Regions continues to develop systems and internal controls to calculate risk-weighted assets as required by Basel III. The amount included above is a reasonable approximation, based on our understanding of the requirements.

NET INTEREST INCOME

The following table presents an analysis of net interest income/margin for the three months ended March 31, 2012 and 2011:

Table 21—Consolidated Average Daily Balances and Yield/Rate Analysis for Continuing Operations

	Three Months Ended March 31
	2012			2011
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(Dollars in millions; yields on taxable-equivalent basis)
Assets
Interest-earning assets:
Federal funds sold and securities purchased under agreements to resell	$—	$—	—%	$17	$—	—%
Trading account assets	182	2	4.42	143	1	2.84
Securities:
Taxable	25,659	173	2.71	24,755	207	3.39
Tax-exempt	33	—	—	30	—	—
Loans held for sale	1,047	7	2.69	1,486	13	3.55
Loans, net of unearned income: (1)(2)	77,168	824	4.29	82,412	875	4.31
Other interest-earning assets	5,140	3	0.23	4,573	3	0.27

Total interest-earning assets	109,229	1,009	3.72	113,416	1,099	3.93
Allowance for loan losses	(2,745)			(3,209)
Cash and due from banks	1,987			1,980
Other non-earning assets	15,285			15,800

	$123,756			$127,987

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Savings accounts	$5,362	1	0.08	$4,837	1	0.08
Interest-bearing transaction accounts	19,657	6	0.12	13,228	7	0.21
Money market accounts	23,488	12	0.21	27,815	21	0.31
Time deposits	19,053	69	1.46	22,971	110	1.94

Total interest-bearing deposits (3)	67,560	88	0.52	68,851	139	0.82
Federal funds purchased and securities sold under agreements to repurchase	1,572	—	—	1,937	1	0.21
Other short-term borrowings	63	—	—	401	—	—
Long-term borrowings	7,585	82	4.35	12,857	95	3.00

Total interest-bearing liabilities	76,780	170	0.89	84,046	235	1.13

Net interest spread			2.83			2.80

Non-interest-bearing deposits (3)	28,501			26,405
Other liabilities	2,745			2,362
Stockholders’ equity	15,730			15,174

	$123,756			$127,987

Net interest income/margin on a taxable-equivalent basis from continuing operations (4)(5)		$839	3.09%		$864	3.09%

(1)	Loans, net of unearned income include non-accrual loans for all periods presented.
(2)	Interest income includes net loan fees of $14 million and $15 million for the three months ended March 31, 2012 and 2011, respectively.

(3)

Total deposit costs may be calculated by dividing total interest expense on deposits by the sum of interest-bearing deposits and non-interest bearing deposits. The rates for total deposit costs equal 0.37% and 0.59% for the three months ended March 31, 2012 and 2011, respectively.

(4)	The computation of taxable-equivalent net interest income is based on the statutory federal income tax rate of 35%, adjusted for applicable state income taxes net of the related federal tax benefit.
(5)

The table above does not include average assets, average liabilities, interest income, or interest expense for discontinued operations (see Note 2 to the consolidated financial statements). If these assets, liabilities, and net interest income were included in the calculation, the consolidated net interest income and margin on a taxable equivalent basis would be $846 million and 3.07% and $872 million and 3.07% for the three months ended March 31, 2012 and 2011, respectively.

For the first quarter of 2012, net interest income (taxable-equivalent basis) totaled $839 million compared to $864 million in the first quarter of 2011. The net interest margin (taxable-equivalent basis) was 3.09 percent in both the first quarter of 2012 and the first quarter of 2011.

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

The primary objective of asset/liability management at Regions is to coordinate balance sheet composition with interest rate risk management to sustain a reasonable and stable net interest income throughout various interest rate cycles. In computing interest rate sensitivity for measurement, Regions compares a set of alternative interest rate scenarios to the results of a base case scenario based on “market forward rates.” The standard set of interest rate scenarios includes the traditional instantaneous parallel rate shifts of plus 100 and 200 basis points. Regions also prepares a minus 50 basis points scenario, as minus 100 and 200 basis scenarios are not considered realistic in the current rate environment. Up-rate scenarios of greater magnitude are also analyzed, and are of increased importance as the current and historic low levels of interest rates increase the relative likelihood of a rapid and substantial increase in interest rates. Regions also includes simulations of gradual interest rate movements that may more realistically mimic potential interest rate movements. These gradual scenarios include curve steepening, flattening, and parallel movements of various magnitudes phased in over a six-month period, and include rate shifts of minus 50 basis points and plus 100 and 200 basis points.

Exposure to Interest Rate Movements—As of March 31, 2012, Regions was moderately asset sensitive to both gradual and instantaneous rate shifts as compared to the base case for the measurement horizon ending March 2013. Selected receive-fixed swaps, designated as cash flow hedges of loans, provide some offset to the impact on net interest income attributable to an extended period of low short-term interest rates. These instruments, which have a notional amount of $7.5 billion, have a final maturity in June 2012. Until maturity of these instruments, Regions’ net interest income sensitivity is relatively neutral to movements in short-term interest rates. Therefore, the majority of the exposure reflected in the minus 50 basis points scenario reflects the risk of accelerating prepayment activity as spurred by exceptionally low levels of long-term interest rates. The table below summarizes Regions’ position, and the scenarios are inclusive of all interest-rate risk hedging activities. Note that where scenarios would indicate negative interest rates, a minimum of zero is applied.

Table 22—Interest Rate Sensitivity

Estimated Annual Change in Net Interest Income March 31, 2012
(In millions)
Gradual Change in Interest Rates
+200 basis points	$300
+100 basis points	170
-50 basis points	(103)

Instantaneous Change in Interest Rates
+200 basis points	$361
+100 basis points	213
-50 basis points	(131)

Interest rate movements may also have an impact on the value of Regions’ securities portfolio, which can directly impact the carrying value of stockholders’ equity. Regions from time to time may hedge these price movements with derivatives (as discussed below). However, at March 31, 2012, Regions had no designations of hedges to mitigate price movements of securities.

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

Regions manages the credit risk of these instruments in much the same way as it manages credit risk of the loan portfolios by establishing credit limits for each counterparty and through collateral agreements for dealer transactions. For non-dealer transactions, the need for collateral is evaluated on an individual transaction basis and is primarily dependent on the financial strength of the counterparty. Credit risk is also reduced significantly by entering into legally enforceable master netting agreements. When there is more than one transaction with a counterparty and there is a legally enforceable master netting agreement in place, the exposure represents the net of the gain and loss positions with and collateral received from and/or posted to that counterparty. The “Credit Risk” section in Regions’ Annual Report on Form 10-K for the year ended December 31, 2011 contains more information on the management of credit risk.

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

The primary objective of Regions’ hedging strategies is to mitigate the impact of interest rate changes, from an economic perspective, on net interest income and the net present value of its balance sheet. The overall effectiveness of these hedging strategies is subject to market conditions, the quality of Regions’ execution, the accuracy of its valuation assumptions, counterparty credit risk and changes in interest rates. See Note 11 “Derivative Financial Instruments and Hedging Activities” to the consolidated financial statements for a tabular summary of Regions’ quarter-end and year-end derivatives positions and further discussion.

Regions accounts for mortgage servicing rights at fair market value with any changes to fair value being recorded within mortgage income. Regions enters into derivative and balance sheet transactions to mitigate the impact of market value fluctuations related to mortgage servicing rights. Derivative instruments entered into in the future could be materially different from the current risk profile of Regions’ current portfolio.

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

MARKET RISK—BROKERAGE AND OTHER MARKET ACTIVITY RISK

When there are references to Morgan Keegan it should not be assumed or inferred that any specific activity mentioned is carried on by any particular Morgan Keegan entity. On January 11, 2012, Regions entered into a stock purchase agreement to sell Morgan Keegan & Company, Inc. and related affiliates to Raymond James Financial, Inc. The transaction closed on April 2, 2012. Refer to Note 2 “Discontinued Operations,” and Note 16 “Subsequent Events” to the consolidated financial statements for further details.

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

In the normal course of business, Morgan Keegan enters into underwriting and forward commitments. As of March 31, 2012, the total notional amount of forward and future commitments was approximately $879 million. Morgan Keegan typically settles its position by entering into equal but opposite contracts and, as such, the contract amounts do not necessarily represent future cash requirements. Settlement of the transactions relating to such commitments is not expected to have a material effect on Regions’ consolidated financial position. Transactions involving future settlement give rise to market risk, which represents the potential loss that can be caused by a change in the market value of a particular financial instrument. Regions’ exposure to market risk is determined by a number of factors, including the size, composition and diversification of positions held, the absolute and relative levels of interest rates, and market volatility.

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

Morgan Keegan has been an underwriter and dealer in auction rate securities. See Note 14 “Commitments and Contingencies” to the consolidated financial statements for more details regarding regulatory action related to Morgan Keegan auction rate securities. As of March 31, 2012, customers of Morgan Keegan owned approximately $250 thousand of auction rate securities, and Morgan Keegan held approximately $124 million of auction rate securities on its balance sheet.

To manage trading risks arising from interest rate and equity price risks, the Company uses a Value at Risk (“VAR”) model along with other risk management methods to measure the potential fair value the Company could lose on its trading positions given a specified statistical confidence level and time-to-liquidate time horizon. The results of VAR were immaterial for both March 31, 2012 and December 31, 2011.

PROVISION FOR LOAN LOSSES

The provision for loan losses is used to maintain the allowance for loan losses at a level that in management’s judgment is appropriate to absorb probable losses inherent in the portfolio at the balance sheet date. The provision for loan losses totaled $117 million in the first quarter of 2012 compared to $482 million during the first quarter of 2011. Net charge-offs as a percentage of average loans (annualized) were 1.73 percent and 2.37 percent in the first three months of 2012 and 2011, respectively. Net charge-offs were lower across all major loan categories when comparing the 2012 period to the prior year period, except for the consumer credit card portfolio which was purchased in the second quarter of 2011. In addition to lower levels of charge-offs, credit quality metrics continued to improve. Charge-offs exceeded provision for loan losses for the first quarter of 2012, primarily due to improving credit metrics.

CREDIT RISK

Regions’ objective regarding credit risk is to maintain a high-quality credit portfolio that provides for stable credit costs with acceptable volatility through an economic cycle. Regions has a diversified loan portfolio in terms of product type, collateral and geography. See Table 2 for further details of each loan portfolio segment. See the “Credit Risk” section of the Form 10-K for the year ended December 31, 2011 for a discussion of risk characteristics of each loan type.

INTERNATIONAL RISK

Regions has minimal sovereign credit exposure. Regions does own an immaterial amount in government securities issued by a single non-European sovereign, as well as a guarantee on a leveraged lease from a Western European government agency. However, Regions does have country exposure, which is defined as the aggregation of exposure Regions has with financial institutions, companies, or individuals in a given country outside of the United States. The majority of these exposures are in the form of corporate bonds, and to a lesser extent, derivative hedges (interest rate and foreign exchange) and leveraged lease guarantees. This exposure is concentrated in highly-rated, Western European countries but not in those most severely affected by the recent Eurozone turmoil. In addition to Western Europe, Regions’ corporate securities include investments in corporations domiciled in other countries in Eastern Europe, North America and Australia.

Regions has other smaller exposures in the form of trade confirmations, due from clearing accounts and loan participations with counterparties domiciled in countries in other regions, such as Latin America, Asia and the Middle East / North Africa region.

At March 31, 2012, Regions’ international exposure was approximately $1.0 billion in total. Approximately 63 percent of the total exposure relates to corporate bonds. Approximately 61 percent of the total exposure relates to highly-rated Western European entities.

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

Table 23—Non-Interest Income from Continuing Operations

	Three Months Ended March 31
	2012	2011
	(In millions)
Service charges on deposit accounts	$254	$287
Capital markets and investment income	28	31
Mortgage income	77	45
Trust department income	49	50
Securities gains, net	12	82
Insurance commissions and fees	28	28
Bank owned life insurance	21	21
Commercial credit fee income	19	20
Leveraged lease termination gains	7	—
Net revenue (loss) from affordable housing	(14)	(14)
Other miscellaneous income	43	30

	$524	$580

Service charges on deposit accounts—Service charges on deposit accounts decreased $33 million for the quarter ended March 31, 2012, as compared to the first quarter of 2011. The decrease is primarily driven by policy changes related to Regulation E, as well as a decline in interchange income as a result of debit interchange price controls implemented in the fourth quarter of 2011. These factors were offset by the restructuring of checking accounts from free to fee-eligible and a higher level of customer transactions.

Interchange income, which is included in service charges on deposit accounts, was impacted by the Federal Reserve’s rulemaking required by section 1075 of the Dodd-Frank Act. The Federal Reserve Board of Governors announced its final rule on debit card interchange fees mandated by the Durbin Amendment to the Dodd-Frank Act effective October 1, 2011. Based on the final ruling, the Company estimates that the impact on annual debit interchange revenue will be approximately $180 million before any mitigation efforts. However, the Company believes it will able to mitigate this impact over time through fee changes, introduction of new products and services, and expense management.

Mortgage income—Mortgage income increased $32 million for the first quarter of 2012 as compared to the first quarter of 2011 as customers took advantage of the opportunity to refinance under the extended Home Affordable Refinance Program, or HARP II. Mortgage originations totaled $1.6 billion during both the first quarter of 2012 and of 2011. Mortgage originations continue to be consistent as a result of the sustained refinancing activity.

Securities gains (losses), net—During the first quarter of 2012, Regions received proceeds of approximately $1.4 billion primarily from sales of available for sale agency mortgage-backed securities. Proceeds from these sales were reinvested in similar securities. Additionally, during the first quarter of 2012, Regions added approximately $2.2 billion of residential agency mortgage-backed securities and $1.0 billion of high quality investment grade corporate bonds. The net purchases of agency mortgage-backed securities are an offset to the Company’s strategy to sell the majority of agency eligible residential first mortgages at origination, and the corporate bonds increase diversification in the portfolio with an attractive risk and return profile. Securities gains for the first quarter of 2012 declined to $12 million from $82 million for the first quarter of 2011. The 2011 period included sales of approximately $2.4 billion in securities, primarily agency securities available for sale.

Leveraged lease termination gains—A 2008 settlement with the Internal Revenue Service (“IRS”) negatively impacted the economics of Regions’ leveraged lease portfolio. In addition, there has been a mutual desire with lessees to terminate certain leases within this portfolio. Therefore, Regions terminated certain leveraged leases during the first quarter of 2012 resulting in a $7 million net gain.

Other miscellaneous income—Other miscellaneous income increased $13 million for the quarter ended March 31, 2012, as compared to the first quarter of 2011. The largest component of the increase was credit card income which totaled $14 million in the first quarter of 2012 with no impact in 2011. In June 2011, Regions purchased approximately $1.1 billion of Regions-branded credit card accounts from FIA Card Services.

NON-INTEREST EXPENSE

The following tables present a summary of non-interest expense. For expanded discussion of certain significant non-interest expense items, refer to the discussion of each component following the tables presented.

Table 24—Non-Interest Expense from Continuing Operations

	Three Months Ended March 31
	2012	2011
	(In millions)
Salaries and employee benefits	$442	$428
Net occupancy expense	94	100
Furniture and equipment expense	64	70
Professional and legal expenses	27	55
Amortization of core deposit intangible	22	25
Other real estate owned expense	23	39
Credit/checkcard expenses	20	8
FDIC premiums	47	52
Marketing	17	13
Other miscellaneous expenses	157	142

	$913	$932

Salaries and employee benefits—Salaries and employee benefits increased $14 million for the first quarter of 2012 when compared to the first quarter of 2011. The increase is due to higher pension costs and incentive increases.

Professional and legal expenses—Professional and legal expenses decreased $28 million for the first quarter of 2012 when compared to the first quarter of 2011. The decrease between periods was driven by a lower volume of legal costs, as well as timing of invoices.

Other real estate owned expense—Other real estate owned (“OREO”) expense includes the cost of adjusting foreclosed properties to estimated fair value after these assets have been classified as OREO, net gains and losses on sales of properties, and other costs to maintain the property such as property taxes, security, and grounds maintenance. OREO expense decreased $16 million for the first quarter of 2012 when compared to the first quarter of 2011. The decline in expense was due in part to lower OREO balances which decreased to $241 million at March 31, 2012 from $465 million at March 31, 2011. The decrease was also the result of stabilizing real estate values.

Credit/checkcard expense—Credit/checkcard expenses increased $12 million for the first quarter of 2012 when compared to the first quarter of 2011. The increase is due primarily to increased activity due to the re-entry into the credit card business with the purchase of approximately $1.1 billion of Regions-branded credit card accounts from FIA Card Services in June 2011.

Other miscellaneous expenses—Other miscellaneous expenses include communications, postage, supplies, certain credit-related costs and business development services, and increased $15 million for the first quarter of 2012 as compared to the same period of 2011.

INCOME TAXES

The Company’s income tax expense from continuing operations for the three months ended March 31, 2012 was $82 million compared to a tax benefit of $29 million for the same period in 2011, resulting in an effective tax rate of 25.5 percent and (138.1) percent, respectively. The increase in income tax expense was principally due to positive consolidated pre-tax earnings.

The Company’s effective tax rate is affected by recurring items such as affordable housing tax credits, bank-owned life insurance and tax-exempt income, which are expected to be consistent in the near term. The effective tax rate is also affected by items that may occur in any given period but are not consistent from period to period, such as the potential termination of leveraged leases. Accordingly, future period effective tax rates may not be comparable to the current period.

At March 31, 2012, the Company reported a net deferred tax asset of $1.2 billion, compared to $1.3 billion as of December 31, 2011. Of this amount, $766 million was generated from differences between the financial statement carrying amounts and the corresponding tax bases of assets and liabilities, of which a significant portion relates to the allowance for loan losses. These net deferred tax assets have not yet reduced taxable income and therefore do not have a set expiration date. The remaining $457 million net deferred tax asset balance relates to tax carryforwards that have defined expiration dates which are typically 15 or 20 years from the date of creation.

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

Positive Evidence

•

History of earnings—The Company has a strong history of generating earnings and has demonstrated positive earnings in 16 of the last 20 years. Absent the goodwill impairments during 2011 and 2008, which had limited impact on taxable net income reported on the Company’s tax returns, the Company would have generated positive earnings during these years leaving only 2009 and 2010 in loss positions. Excluding the goodwill impairment related to the process of selling Morgan Keegan, the Company has had six straight quarters of pre-tax income. The Company did not generate any federal net operating losses or tax credit carryforwards until 2009, and the Company has utilized all federal net operating losses and a portion of the federal tax credit carryforwards. There is no history of significant tax carryforwards expiring unused.

•

Reversals of taxable temporary differences—The Company anticipates that future reversals of taxable temporary differences, including the accretion of taxable temporary differences related to leveraged leases acquired in the AmSouth merger, can absorb up to approximately $830 million of deferred tax assets.

•

Creation of future taxable income—As of March 31, 2012, the Company has utilized all taxable income in prior carryback years. The Company has projected future taxable income that will be sufficient to absorb the remaining deferred tax assets after the reversal of future taxable temporary differences. The taxable income forecasting process utilizes the forecasted pre-tax earnings and adjusts for book-tax differences that will be exempt from taxation, primarily tax-exempt interest income and bank-owned life insurance, as well as temporary book-tax differences including the allowance for loan losses. The projections relied upon for this process are consistent with the Company’s financial forecasting process.

•

Strong capital position—At March 31, 2012, the Company had a Tier 1 capital ratio of 14.34 percent, substantially above the 6.0 percent minimum standard to be well capitalized. Also, the Total capital ratio of 17.99 percent substantially exceeds the 10.0 percent minimum standard to be well capitalized. The Company’s Tier 1 common ratio (non-GAAP) was 9.62 percent at March 31, 2012 (see Table 20 “GAAP to Non-GAAP Reconciliation” for further details). The Board of Governors of the Federal Reserve System has proposed 5 percent as the level of Tier 1 common capital sufficient to withstand periods of economic stress.

•

Ability to implement tax-planning strategies—The Company has the ability to implement tax planning strategies to maximize the realization of deferred tax assets, such as the sale of assets. As an example, at March 31, 2012, the Company’s portfolio of securities available for sale had $548 million of gross unrealized pre-tax gains which could accelerate the recognition of the associated taxable temporary differences, which management would consider being a tax planning strategy to maximize the realization of the deferred tax assets that may expire unutilized.

Negative Evidence

•

Cumulative loss position—The Company remains in a three-year cumulative loss position. Management believes the primary contributing factor, unprecedented provision for loan losses, will continue to stabilize in future periods.

The Company does not believe that a portion of the state net operating loss carryforwards and state tax credit carryforwards will be realized due to the length of certain state carryforward periods. Accordingly, a valuation allowance has been established in the amount of $33 million against such benefits at March 31, 2012 and $32 million at December 31, 2011.

Except for certain state tax carryforwards, the Company believes, based on the analysis above, that the net deferred tax asset is more-likely-than-not to be realized.

DISCONTINUED OPERATIONS

Regions reported a loss from discontinued operations of $40 million, or ($0.03) per diluted common share, for the first quarter of 2012, compared to income of $19 million, or $0.01 per diluted common share, for the first quarter of 2011. Higher professional and legal costs drove the loss from discontinued operations.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Reference is made to pages 91 through 95 included in Management’s Discussion and Analysis.

Item 4.	Controls and Procedures

Based on an evaluation, as of the end of the period covered by this Form 10-Q, under the supervision and with the participation of Regions’ management, including its Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer have concluded that Regions’ disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) are effective. During the quarter ended March 31, 2012, there have been no changes in Regions’ internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Regions’ internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Information required by this item is set forth in Note 14, “Commitments and Contingencies” in the Notes to the Consolidated Financial Statements (Unaudited) in Part I. Item 1. of this report, which is incorporated herein by reference.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Information concerning Regions’ repurchases of its outstanding common stock during the three-month period ended March 31, 2012, is set forth in the following table:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 – 31, 2012	—	—	—	23,072,300
February 1 – 29, 2012	—	—	—	23,072,300
March 1 – 31, 2012	—	—	—	23,072,300
Total	—	—	—	23,072,300

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

Restrictions on Dividends and Repurchase of Stock

Holders of Regions common stock are only entitled to receive such dividends as Regions’ board of directors may declare out of funds legally available for such payments. Furthermore, holders of Regions common stock are subject to the prior dividend rights of any holders of Regions preferred stock then outstanding. As of March 31, 2012, there were 3,500,000 shares of Regions’ Fixed Rate Cumulative Perpetual Preferred Stock Series A (the “Series A Preferred Stock”) with a liquidation amount of $1,000 per share, issued and outstanding. Under the terms of the Series A Preferred Stock, Regions’ ability to declare and pay dividends on or repurchase Regions’ common stock was subject to restrictions in the event Regions failed to declare and pay (or set aside for payment) full dividends on the Series A Preferred Stock. However, on April 4, 2012, Regions repurchased all of the outstanding Series A Preferred Stock.

Also as long as the Series A Preferred Stock remained outstanding, dividend payments and repurchases or redemptions relating to certain equity securities, including Regions common stock, were prohibited during any period there were accrued and unpaid dividends on such preferred stock, subject to certain limited exceptions. Regions understands the importance of returning capital to shareholders. Management will continue to execute the capital planning process, including evaluation of the amount of the common dividend, with the Board of Directors and in conjunction with the regulatory supervisors, subject to the Company’s results of operations. Also, Regions is a bank holding company, and its ability to declare and pay dividends is dependent on certain federal regulatory considerations, including the guidelines of the Federal Reserve regarding capital adequacy and dividends.

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

Item 6.	Exhibits

The following is a list of exhibits including items incorporated by reference

3.1	Amended and Restated Certificate of Incorporation filed as Exhibit 3.1 to Form 8-K Current Report filed by registrant on May 14, 2010, incorporated herein by reference

3.2	Certificate of Designations filed as Exhibit 3.1 to Form 8-K Current Report filed by registrant on November 18, 2008, incorporated herein by reference

3.3	Certificate of Elimination filed as Exhibit 3.1 to Form 8-K Current Report filed by registrant on April 25, 2012, incorporated herein by reference

3.4	By-laws as amended and restated filed as Exhibit 3.2 to Form 8-K Current Report filed by registrant on May 14, 2010, incorporated herein by reference

10.1	Stock Purchase Agreement, dated January 11, 2012, between Regions Financial Corporation and Raymond James Financial, Inc., incorporated by reference to Exhibit 2.1 to Form 8-K Current Report filed by registrant on January 12, 2012

10.2	Amendment to Certain Equity-based Awards Granted to John C. Carson, Jr. under the Regions Financial Corporation 2010 Long Term Incentive Plan and the Regions Financial Corporation 2006 Long Term Incentive Plan, incorporated by reference to Exhibit 10.1 to Form 8-K Current Report filed by registrant on April 2, 2012

12	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data File

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned thereunto duly authorized.

DATE: May 3, 2012	Regions Financial Corporation

/S/ HARDIE B. KIMBROUGH, JR.
Hardie B. Kimbrough, Jr. Executive Vice President and Controller (Chief Accounting Officer and Authorized Officer)