Form 10-Q
period 2012-06-30
REGIONS FINANCIAL CORP
filed 2012-08-06
CIK 1281761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

or

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

The number of shares outstanding of each of the issuer’s classes of common stock was 1,413,343,477 shares of common stock, par value $.01, outstanding as of July 25, 2012.

REGIONS FINANCIAL CORPORATION

FORM 10-Q

Forward-Looking Statements

This Quarterly Report on Form 10-Q, other periodic reports filed by Regions Financial Corporation (“Regions”) under the Securities Exchange Act of 1934, as amended, and any other written or oral statements made by or on behalf of Regions may include forward-looking statements. The Private Securities Litigation Reform Act of 1995 (the “Act”) provides a “safe harbor” for forward-looking statements which are identified as such and are accompanied by the identification of important factors that could cause actual results to differ materially from the forward-looking statements. For these statements, we, together with our subsidiaries, unless the context implies otherwise, claim the protection afforded by the safe harbor in the Act. Forward-looking statements are not based on historical information, but rather are related to future operations, strategies, financial results or other developments. Forward-looking statements are based on management’s expectations as well as certain assumptions and estimates made by, and information available to, management at the time the statements are made. Those statements are based on general assumptions and are subject to various risks, uncertainties and other factors that may cause actual results to differ materially from the views, beliefs and projections expressed in such statements. These risks, uncertainties and other factors include, but are not limited to, those described below:

•

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) became law on July 21, 2010, and a number of legislative, regulatory and tax proposals remain pending. Additionally, the U.S. Treasury and federal banking regulators continue to implement, but are also beginning to wind down, a number of programs to address capital and liquidity in the banking system. Future and proposed rules, including those that are part of the Basel III process, are expected to require banking institutions to increase levels of capital. All of the foregoing may have significant effects on Regions and the financial services industry, the exact nature and extent of which cannot be determined at this time.

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

•	Possible changes in the creditworthiness of customers and the possible impairment of the collectability of loans.

•	Possible changes in trade, monetary and fiscal policies, laws and regulations, and other activities of governments, agencies, and similar organizations, may have an adverse effect on business.

•	Possible regulations issued by the Consumer Financial Protection Bureau or other regulators which might adversely impact Regions’ business model or products and services.

•	Possible stresses in the financial and real estate markets, including possible continued deterioration in property values.

•	Regions’ ability to manage fluctuations in the value of assets and liabilities and off-balance sheet exposure so as to maintain sufficient capital and liquidity to support Regions’ business.

•	Regions’ ability to expand into new markets and to maintain profit margins in the face of competitive pressures.

•	Regions’ ability to develop competitive new products and services in a timely manner and the acceptance of such products and services by Regions’ customers and potential customers.

•	Regions’ ability to keep pace with technological changes.

•	Regions’ ability to effectively manage credit risk, interest rate risk, market risk, operational risk, legal risk, liquidity risk, reputational risk, and regulatory and compliance risk.

•	Regions’ ability to ensure adequate capitalization which is impacted by inherent uncertainties in forecasting credit losses.

•	The cost and other effects of material contingencies, including litigation contingencies, and any adverse judicial, administrative, or arbitral rulings or proceedings.

•	The effects of increased competition from both banks and non-banks.

•	The effects of geopolitical instability and risks such as terrorist attacks.

•	Possible changes in consumer and business spending and saving habits could affect Regions’ ability to increase assets and to attract deposits.

•	The effects of weather and natural disasters such as floods, droughts, wind, tornadoes and hurricanes, and the effects of man-made disasters.

•	Possible downgrades in ratings issued by rating agencies.

•	Possible changes in the speed of loan prepayments by Regions’ customers and loan origination or sales volumes.

•	Possible acceleration of prepayments on mortgage-backed securities due to low interest rates, and the related acceleration of premium amortization on those securities.

•	The effects of problems encountered by larger or similar financial institutions that adversely affect Regions or the banking industry generally.

•	Regions’ ability to receive dividends from its subsidiaries.

•	The effects of the failure of any component of Regions’ business infrastructure which is provided by a third party.

•	Changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or other regulatory agencies.

•	The effects of any damage to Regions’ reputation resulting from developments related to any of the items identified above.

The words “believe,” “expect,” “anticipate,” “project,” and similar expressions often signify forward-looking statements. You should not place undue reliance on any forward-looking statements, which speak only as of the date made. We assume no obligation to update or revise any forward-looking statements that are made from time to time.

See also the “Forward-Looking Statements” and “Risk Factors” sections of Regions’ Annual Report on Form 10-K for the year ended December 31, 2011 and the “Forward-Looking Statements” section of Regions’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, as filed with the Securities and Exchange Commission.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30 2012	December 31 2011
	(In millions, except share data)
Assets
Cash and due from banks	$2,000	$2,132
Interest-bearing deposits in other banks	1,766	4,913
Federal funds sold and securities purchased under agreements to resell	—	200
Trading account assets	110	1,266
Securities available for sale	27,232	24,471
Securities held to maturity	13	16
Loans held for sale (includes $950 and $844 measured at fair value, respectively)	1,187	1,193
Loans, net of unearned income	76,202	77,594
Allowance for loan losses	(2,291)	(2,745)

Net loans	73,911	74,849
Other interest-earning assets	901	1,085
Premises and equipment, net	2,300	2,375
Interest receivable	341	361
Goodwill	4,816	4,816
Mortgage servicing rights	179	182
Other identifiable intangible assets	391	449
Other assets	7,198	8,742

Total assets	$122,345	$127,050

Liabilities and Stockholders’ Equity
Deposits:
Non-interest-bearing	$29,694	$28,266
Interest-bearing	65,404	67,361

Total deposits	95,098	95,627
Borrowed funds:
Short-term borrowings:
Federal funds purchased and securities sold under agreements to repurchase	2,746	2,333
Other short-term borrowings	560	734

Total short-term borrowings	3,306	3,067
Long-term borrowings	6,230	8,110

Total borrowed funds	9,536	11,177
Other liabilities	3,256	3,747

Total liabilities	107,890	110,551
Stockholders’ equity:
Preferred stock, authorized 10 million shares
Series A, cumulative perpetual participating, par value $1.00 (liquidation preference $1,000.00) per share, net of discount; Issued—0 and 3,500,000 shares, respectively	—	3,419
Common stock, par value $.01 per share:
Authorized 3 billion shares
Issued including treasury stock—1,454,542,017 and 1,301,230,838 shares, respectively	15	13
Additional paid-in capital	19,898	19,060
Retained earnings (deficit)	(4,136)	(4,527)
Treasury stock, at cost—41,198,540 and 42,414,444 shares, respectively	(1,376)	(1,397)
Accumulated other comprehensive income (loss), net	54	(69)

Total stockholders’ equity	14,455	16,499

Total liabilities and stockholders’ equity	$122,345	$127,050

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
	(In millions, except per share data)
Interest income on:
Loans, including fees	$806	$856	$1,618	$1,723
Securities:
Taxable	179	208	353	415
Tax-exempt	—	—	—	—

Total securities	179	208	353	415
Loans held for sale	7	9	14	22
Trading account assets	—	—	1	—
Other interest-earning assets	2	3	5	6

Total interest income	994	1,076	1,991	2,166
Interest expense on:
Deposits	76	126	164	265
Short-term borrowings	—	—	—	1
Long-term borrowings	80	94	162	189

Total interest expense	156	220	326	455

Net interest income	838	856	1,665	1,711
Provision for loan losses	26	398	143	880

Net interest income after provision for loan losses	812	458	1,522	831
Non-interest income:
Service charges on deposit accounts	233	308	487	595
Capital markets and investment income	17	19	45	50
Mortgage income	90	50	167	95
Trust department income	50	51	99	101
Securities gains, net	12	24	24	106
Other	105	91	209	176

Total non-interest income	507	543	1,031	1,123
Non-interest expense:
Salaries and employee benefits	434	401	876	829
Net occupancy expense	92	98	186	198
Furniture and equipment expense	67	72	131	142
Other	249	385	562	719

Total non-interest expense	842	956	1,755	1,888

Income from continuing operations before income taxes	477	45	798	66
Income tax expense (benefit)	126	(34)	208	(63)

Income from continuing operations	$351	$79	$590	$129
Discontinued operations:
Income (loss) from discontinued operations before income taxes	4	4	(61)	40
Income tax benefit	—	(26)	(25)	(9)

Income (loss) from discontinued operations, net of tax	4	30	(36)	49
Net income	$355	$109	$554	$178

Net income from continuing operations available to common shareholders	$280	$25	$465	$23

Net income available to common shareholders	$284	$55	$429	$72

Weighted-average number of shares outstanding:
Basic	1,414	1,258	1,348	1,257
Diluted	1,418	1,260	1,350	1,259
Earnings per common share from continuing operations:
Basic	$0.20	$0.02	$0.34	$0.02
Diluted	0.20	0.02	0.34	0.02
Earnings per common share:
Basic	$0.20	$0.04	$0.32	$0.06
Diluted	0.20	0.04	0.32	0.06
Cash dividends declared per common share	0.01	0.01	0.02	0.02

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30
	2012	2011
	(In millions)
Net income	$355	$109
Other comprehensive income, net of tax:*
Unrealized gains on securities available for sale:
Unrealized holding gains arising during the period (net of $52 and $114 tax effect for the three months ended June 30, 2012 and 2011, respectively)	86	192
Less: reclassification adjustments for securities gains realized in net income (net of $4 and $8 tax effect for the three months ended June 30, 2012 and 2011, respectively)	8	16

Net change in unrealized gains on securities available for sale	78	176
Unrealized gains on derivative instruments designated as cash flow hedges:
Unrealized holding gains on derivatives arising during the period (net of $23 and $35 tax effect for the three months ended June 30, 2012 and 2011, respectively)	37	55
Less: reclassification adjustments for gains realized in net income (net of $7 and $18 tax effect for the three months ended June 30, 2012 and 2011, respectively)	11	29

Net change in unrealized gains on derivative instruments	26	26
Defined benefit pension plans and other post employment benefits:
Amortization of actuarial loss and prior service cost realized in net income, and other (net of $7 and $4 tax effect for the three months ended June 30, 2012 and 2011, respectively)	10	8

Net change from defined benefit pension plans	10	8

Other comprehensive income, net of tax*	$114	$210

Comprehensive income	$469	$319

	Six Months Ended June 30
	2012	2011
	(In millions)
Net income	$554	$178
Other comprehensive income, net of tax:*
Unrealized gains on securities available for sale:
Unrealized holding gains arising during the period (net of $52 and $81 tax effect for the six months ended June 30, 2012 and 2011, respectively)	88	144
Less: reclassification adjustments for securities gains realized in net income (net of $8 and $37 tax effect for the six months ended June 30, 2012 and 2011, respectively)	16	69

Net change in unrealized gains on securities available for sale	72	75
Unrealized gains on derivative instruments designated as cash flow hedges:
Unrealized holding gains on derivatives arising during the period (net of $29 and $35 tax effect for the six months ended June 30, 2012 and 2011, respectively)	47	56
Less: reclassification adjustments for gains realized in net income (net of $13 and $37 tax effect for the six months ended June 30, 2012 and 2011, respectively)	21	60

Net change in unrealized gains (losses) on derivative instruments	26	(4)
Defined benefit pension plans and other post employment benefits:
Amortization of actuarial loss and prior service cost realized in net income, and other (net of $15 and $8 tax effect for the six months ended June 30, 2012 and 2011, respectively)	25	12

Net change from defined benefit pension plans	25	12

Other comprehensive income, net of tax*	$123	$83

Comprehensive income	$677	$261

*	All other comprehensive amounts are shown net of tax.

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Treasury Stock, At Cost	Accumulated Other Comprehensive Income (Loss)	Total

	Shares	Amount	Shares	Amount
	(In millions, except share and per share data)
BALANCE AT JANUARY 1, 2011	4	$3,380	1,256	$13	$19,050	$(4,047)	$(1,402)	$(260)	$16,734
Net income	—	—	—	—	—	178	—	—	178
Net change in unrealized gains and losses on securities available for sale, net of tax and reclassification adjustment	—	—	—	—	—	—	—	75	75
Net change in unrealized gains and losses on derivative instruments, net of tax and reclassification adjustment	—	—	—	—	—	—	—	(4)	(4)
Net change from defined benefit pension plans, net of tax	—	—	—	—	—	—	—	12	12
Cash dividends declared—$0.02 per share	—	—	—	—	—	(25)	—	—	(25)
Preferred dividends	—	—	—	—	—	(87)	—	—	(87)
Preferred stock transactions:
Discount accretion	—	19	—	—	—	(19)	—	—	—
Common stock transactions:
Impact of stock transactions under compensation plans, net	—	—	3	—	2	—	3	—	5

BALANCE AT JUNE 30, 2011	4	$3,399	1,259	$13	$19,052	$(4,000)	$(1,399)	$(177)	$16,888

BALANCE AT JANUARY 1, 2012	4	$3,419	1,259	$13	$19,060	$(4,527)	$(1,397)	$(69)	$16,499
Net income	—	—	—	—	—	554	—	—	554
Net change in unrealized gains and losses on securities available for sale, net of tax and reclassification adjustment	—	—	—	—	—	—	—	72	72
Net change in unrealized gains and losses on derivative instruments, net of tax and reclassification adjustment	—	—	—	—	—	—	—	26	26
Net change from defined benefit pension plans, net of tax	—	—	—	—	—	—	—	25	25
Cash dividends declared—$0.02 per share	—	—	—	—	—	(27)	—	—	(27)
Preferred dividends	—	—	—	—	—	(44)	—	—	(44)
Preferred stock transactions:
Discount accretion	—	10	—	—	—	(10)	—	—	—
Repurchase of Series A preferred stock issued to the U.S. Treasury and associated accelerated accretion	(4)	(3,429)	—	—	—	(71)	—	—	(3,500)
Repurchase of warrant from the U.S. Treasury	—	—	—	—	(45)	—	—	—	(45)
Common stock transactions:
Net proceeds from issuance of 153 million shares of common stock	—	—	153	2	873	—	—	—	875
Impact of stock transactions under compensation plans, net	—	—	1	—	10	(11)	21	—	20

BALANCE AT JUNE 30, 2012	—	$—	1,413	$15	$19,898	$(4,136)	$(1,376)	$54	$14,455

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30
	2012	2011
	(In millions)
Operating activities:
Net income	$554	$178
Adjustments to reconcile net cash provided by operating activities:
Provision for loan losses	143	880
Depreciation and amortization of premises and equipment	125	138
Provision for losses on other real estate, net	18	58
Net amortization of securities	144	92
Net amortization of loans and other assets	77	98
Net amortization of borrowings	2	1
Net securities gains	(24)	(106)
Gain on disposition of business	(15)	—
Deferred income tax expense (benefit)	201	(81)
Excess tax benefits from share-based payments	(1)	—
Originations and purchases of loans held for sale	(2,834)	(2,624)
Proceeds from sales of loans held for sale	2,732	3,525
Gain on sale of loans, net	(62)	(37)
Valuation charges on loans held for sale	8	6
Branch consolidation and property and equipment charges	—	77
Decrease (increase) in trading account assets	193	(107)
(Increase) decrease in other interest-earning assets	(182)	12
Decrease in interest receivable	17	67
(Increase) decrease in other assets	(102)	1,246
Increase (decrease) in other liabilities	39	(543)
Other	4	(38)

Net cash from operating activities	1,037	2,842
Investing activities:
Proceeds from sales of securities available for sale	1,670	6,479
Proceeds from maturities of securities available for sale	3,209	2,291
Proceeds from maturities of securities held to maturity	3	4
Purchases of securities available for sale	(6,970)	(9,178)
Proceeds from sales of loans	411	816
Purchases of loans	(407)	(1,545)
Net decrease in loans	746	585
Net purchases of premises and equipment	(79)	(128)
Proceeds from disposition of business, net of cash transferred	855	—

Net cash from investing activities	(562)	(676)
Financing activities:
Net (decrease) increase in deposits	(529)	1,717
Net increase (decrease) in short-term borrowings	1,168	(1,215)
Proceeds from long-term borrowings	—	1,001
Payments on long-term borrowings	(1,853)	(2,502)
Cash dividends on common stock	(27)	(25)
Cash dividends on preferred stock	(44)	(87)
Net proceeds from issuance of common stock	875	—
Repurchase of Series A preferred stock	(3,500)	—
Repurchase of warrant	(45)	—
Excess tax benefits from share-based payments	1	—

Net cash from financing activities	(3,954)	(1,111)

(Decrease) increase in cash and cash equivalents	(3,479)	1,055
Cash and cash equivalents at beginning of year	7,245	6,919

Cash and cash equivalents at end of period	$3,766	$7,974

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Three and Six Months Ended June 30, 2012 and 2011

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

Beginning with first quarter 2012 financial reporting, as required by new accounting literature, Regions began presenting separate consolidated statements of comprehensive income. Comprehensive income (loss) is the total of net income and all other non-owner changes in equity. Items are recognized as components of comprehensive income (loss) and are displayed net of tax in the consolidated statements of comprehensive income (loss). In the calculation of comprehensive income (loss), certain reclassification adjustments are made to avoid double-counting items that are displayed as part of net income (loss) for a period that also had been displayed as part of other comprehensive income (loss) in that period or earlier periods. The prior period is also shown for comparability.

On January 11, 2012, Regions entered into an agreement to sell Morgan Keegan & Company, Inc. (“Morgan Keegan”) and related affiliates. The transaction closed on April 2, 2012. See Note 2 and Note 15 for further details. Results of operations for the entities sold are presented separately as discontinued operations for all periods presented on the consolidated statements of income because the sale met all of the criteria for reporting as discontinued operations at June 30, 2012. Other expenses related to the transaction are also included in discontinued operations. This presentation is consistent with the consolidated financial statements included in the 2011 Form 10-K.

Certain amounts in prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications are immaterial and have no effect on net income, comprehensive income, total assets or stockholders’ equity as previously reported.

NOTE 2—Discontinued Operations

On January 11, 2012, Regions entered into a stock purchase agreement to sell Morgan Keegan and related affiliates to Raymond James Financial, Inc. (“Raymond James”). The transaction closed on April 2, 2012. Regions Investment Management, Inc. (formerly known as Morgan Asset Management, Inc.) and Regions Trust were not included in the sale. The total purchase price received by the Company was $1.2 billion. An estimated $15 million pre-tax gain on sale, which includes a $256 million adjustment of liabilities to record the legal indemnification at fair value as discussed in the next paragraph, was recorded in the second quarter of 2012 as a component of discontinued operations. In order to estimate the gain on sale, Regions made assumptions regarding the finalization of elections for income tax purposes to be made by Raymond James and Regions. Any adjustment to the gain, if needed, will be presented within discontinued operations on the consolidated statements of income and would have no impact on results from continuing operations. Regions does not expect any adjustment to the gain on sale to have a material impact on the Company’s financial position or regulatory capital.

In connection with the closing of the sale, Regions agreed to indemnify Raymond James for all litigation matters related to pre-closing activities. See Note 15 for related disclosure. Losses under the indemnification include legal and other expenses, such as costs for defense, judgments, settlements and awards associated with the resolution of litigation related to pre-closing activities. Regions increased existing liabilities on the consolidated balance sheet by approximately $256 million, such that the resulting amount of $385 million reflected the fair value of the indemnification at the close of the transaction.

The following table represents the condensed results of operations for discontinued operations for the three and six months ended June 30:

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
	(In millions, except per share data)
Interest income	$—	$10	$8	$20
Interest expense	—	2	1	4

Net interest income	—	8	7	16
Non-interest income:
Brokerage, investment banking and capital markets	—	229	233	465
Gain on sale	15	—	15	—
Other	—	9	7	36

Total non-interest income	15	238	255	501
Non-interest expense:
Salaries and employee benefits	—	160	171	326
Net occupancy expense	—	9	9	18
Furniture and equipment expense	—	7	8	14
Professional and legal expenses	10	23	106	48
Other	1	43	29	71

Total non-interest expense	11	242	323	477

Income (loss) from discontinued operations before income taxes	4	4	(61)	40
Income tax benefit	—	(26)	(25)	(9)

Income (loss) from discontinued operations, net of tax	$4	$30	$(36)	$49

Earnings (loss) per common share from discontinued operations:
Basic	$0.00	$0.02	$(0.03)	$0.04
Diluted	$0.00	$0.02	$(0.03)	$0.04

NOTE 3—Securities

The amortized cost, gross unrealized gains and losses, and estimated fair value of securities available for sale and securities held to maturity are as follows:

	June 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Securities available for sale:
U.S. Treasury securities	$48	$3	$—	$51
Federal agency securities	232	3	—	235
Obligations of states and political subdivisions	14	—	—	14
Mortgage-backed securities:
Residential agency	22,923	578	(7)	23,494
Residential non-agency	13	1	—	14
Commercial agency	499	15	—	514
Commercial non-agency	619	18	—	637
Corporate and other debt securities	1,527	29	(5)	1,551
Equity securities	722	2	(2)	722

	$26,597	$649	$(14)	$27,232

Securities held to maturity:
U.S. Treasury securities	$2	$1	$—	$3
Federal agency securities	3	—	—	3
Mortgage-backed securities:
Residential agency	8	—	—	8

	$13	$1	$—	$14

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Securities available for sale:
U.S. Treasury securities	$95	$3	$—	$98
Federal agency securities	147	—	—	147
Obligations of states and political subdivisions	24	12	—	36
Mortgage-backed securities:
Residential agency	21,688	494	(7)	22,175
Residential non-agency	15	1	—	16
Commercial agency	318	8	—	326
Commercial non-agency	314	7	—	321
Corporate and other debt securities	539	5	(7)	537
Equity securities	817	2	(4)	815

	$23,957	$532	$(18)	$24,471

Securities held to maturity:
U.S. Treasury securities	$4	$—	$—	$4
Federal agency securities	3	—	—	3
Mortgage-backed securities:
Residential agency	9	1	—	10

	$16	$1	$—	$17

Entities included with the sale of Morgan Keegan and related affiliates had approximately $2 million in securities available for sale at December 31, 2011, which are included in the table above. There were no such securities at June 30, 2012 as these entities were sold during the second quarter as discussed in Note 2.

Equity securities in the tables above included the following amortized cost related to Federal Reserve Bank stock and Federal Home Loan Bank (“FHLB”) stock. Shares in the Federal Reserve Bank and FHLB are accounted for at amortized cost, which approximates fair value.

	June 30 2012	December 31 2011
	(In millions)
Federal Reserve Bank	$480	$481
Federal Home Loan Bank	135	219

Securities with carrying values of $14.0 billion and $14.3 billion at June 30, 2012 and December 31, 2011, respectively, were pledged to secure public funds, trust deposits and certain borrowing arrangements.

The amortized cost and estimated fair value of securities available for sale and securities held to maturity at June 30, 2012, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(In millions)
Securities available for sale:
Due in one year or less	$27	$27
Due after one year through five years	636	641
Due after five years through ten years	910	928
Due after ten years	248	255
Mortgage-backed securities:
Residential agency	22,923	23,494
Residential non-agency	13	14
Commercial agency	499	514
Commercial non-agency	619	637
Equity securities	722	722

	$26,597	$27,232

Securities held to maturity:
Due in one year or less	$3	$3
Due after one year through five years	2	3
Due after five years through ten years	—	—
Due after ten years	—	—
Mortgage-backed securities:
Residential agency	8	8

	$13	$14

The following tables present gross unrealized losses and estimated fair value of securities available for sale at June 30, 2012 and December 31, 2011. These securities are segregated between investments that have been in a continuous unrealized loss position for less than twelve months and twelve months or more.

	June 30, 2012
	Less Than Twelve Months		Twelve Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In millions)
Mortgage-backed securities:
Residential agency	$950	$(8)	$—	$—	$950	$(8)
Commercial agency	—	—	—	—	—	—
Commercial non-agency	—	—	—	—	—	—
All other securities	413	(5)	18	(1)	431	(6)

	$1,363	$(13)	$18	$(1)	$1,381	$(14)

	December 31, 2011
	Less Than Twelve Months		Twelve Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In millions)
Mortgage-backed securities:
Residential agency	$1,778	$(7)	$—	$—	$1,778	$(7)
All other securities	291	(9)	5	(2)	296	(11)

	$2,069	$(16)	$5	$(2)	$2,074	$(18)

There was no gross unrealized loss on debt securities held to maturity at either June 30, 2012 or December 31, 2011.

For the securities included in the tables above, management does not believe any individual unrealized loss, which was comprised of 410 securities and 524 securities at June 30, 2012 and December 31, 2011, respectively, represented an other-than-temporary impairment as of those dates. The Company does not intend to sell, and it is not likely that the Company will be required to sell, the securities before the recovery of their amortized cost basis, which may be at maturity.

For both the three and six months ended June 30, 2012, Regions recorded a credit-related impairment charge of approximately $2 million. Regions did not record any credit-related impairment charges during the three or six months ended June 30, 2011.

Proceeds from sale, gross realized gains and gross realized losses from continuing operations on sales of securities available for sale are shown in the table below. The cost of securities sold is based on the specific identification method.

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
	(In millions)
Proceeds	$272	$4,060	$1,670	$6,479
Gross realized gains	12	24	24	106
Gross realized losses	—	—	—	—

Net securities gains	$12	$24	$24	$106

The following table details net gains (losses) for trading account securities:

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
	(in millions)		(in millions)
Total net gains (losses)	$(1)	$10	$29	$31
Unrealized portion	(1)	(1)	24	13

Included in the table above are amounts related to activities of Morgan Keegan. The totals include net gains related to Morgan Keegan of zero for the three months ended June 30, 2012 and approximately $10 million for the three months ended June 30, 2011. There were approximately $25 million of total net gains for both the six months ended June 30, 2012 and 2011 related to Morgan Keegan activities. These amounts are included within results from discontinued operations.

NOTE 4—Loans and the Allowance for Credit Losses

LOANS

The following table presents the distribution by loan segment and class of Regions’ loan portfolio, net of unearned income:

	June 30 2012	December 31 2011
	(In millions, net of unearned income)
Commercial and industrial	$25,990	$24,522
Commercial real estate mortgage—owner-occupied	10,626	11,166
Commercial real estate construction—owner-occupied	261	337

Total commercial	36,877	36,025
Commercial investor real estate mortgage	8,598	9,702
Commercial investor real estate construction	849	1,025

Total investor real estate	9,447	10,727
Residential first mortgage	13,394	13,784
Home equity	12,321	13,021
Indirect	2,060	1,848
Consumer credit card	922	987
Other consumer	1,181	1,202

Total consumer	29,878	30,842

	$76,202	$77,594

During the three months ended June 30, 2012 and 2011, Regions purchased approximately $233 million and $174 million, respectively, in indirect loans from a third party. During the six months ended June 30, 2012 and 2011, the comparable loan purchase amounts were approximately $407 million and $336 million, respectively. Additionally, during the second quarter of 2011, Regions purchased approximately $1.1 billion of Regions-branded credit card amounts from FIA Card Services. The purchase included approximately $1.0 billion in consumer credit card accounts with the remainder in small business credit card accounts, which are included in the commercial and industrial portfolio class.

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

In addition to the home equity enhancement, in the second quarter of 2012, the Company refined the methodology for estimation of the reserve for unfunded credit commitments. Before the change, the Company based the reserve for unfunded credit commitments on an analysis of the overall probability of funding and historical losses. Beginning with the second quarter of 2012, the reserve is based on an exposure at default (“EAD”) multiplied by a probability of default (“PD”) multiplied by a loss-given default (“LGD”). The EAD is estimated based on an analysis of historical funding patterns for defaulted loans in various categories. The PD and LGD align with the statistically-calculated parameters used to calculate the allowance for loan losses for various pools, which are based on credit quality indicators and product type. The methodology applies to commercial and investor real estate credit commitments and standby letters of credit. The Company made this change to enhance portfolio segmentation within the calculation of the reserve for unfunded credit commitments and to improve overall consistency within the calculation of the allowance for credit losses. The change did not have a material impact on the allowance for credit losses or the provision for unfunded credit commitments.

Except for the enhancements to home equity segmentation and to the reserve for unfunded credit commitments described above, during the first six months of 2012 there were no changes in methodology for the calculation of the allowance for credit losses or policies for identification of non-accrual or for charge-offs. A detailed description of the Company’s methodology is included in the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2011.

ROLLFORWARD OF ALLOWANCE FOR CREDIT LOSSES

The following tables present analyses of the allowance for credit losses by portfolio segment for the three and six months ended June 30, 2012 and 2011. The total allowance for credit losses as of June 30, 2012 and 2011 is then disaggregated to detail the amounts derived through individual evaluation and the amounts calculated through collective evaluation. The allowance for credit losses related to individually evaluated loans includes reserves for non-accrual loans and leases equal to or greater than $2.5 million. The allowance for credit losses related to collectively evaluated loans includes the remainder of the portfolio.

	Three Months Ended June 30, 2012
	Commercial	Investor Real Estate	Consumer	Total
	(In millions)
Allowance for loan losses, April 1, 2012	$982	$898	$650	$2,530
Provision (credit) for loan losses	(16)	(80)	122	26
Loan losses:
Charge-offs	(107)	(62)	(146)	(315)
Recoveries	25	10	15	50

Net loan losses	(82)	(52)	(131)	(265)

Allowance for loan losses, June 30, 2012	884	766	641	2,291

Reserve for unfunded credit commitments, April 1, 2012	$44	$26	$21	$91
Provision (credit) for unfunded credit commitments	17	—	(17)	—

Reserve for unfunded credit commitments, June 30, 2012	61	26	4	91

Allowance for credit losses, June 30, 2012	$945	$792	$645	$2,382

	Three Months Ended June 30, 2011
	Commercial	Investor Real Estate	Consumer	Total
	(In millions)
Allowance for loan losses, April 1, 2011	$1,138	$1,285	$763	$3,186
Allowance allocated to purchased loans	10	—	74	84
Provision for loan losses	72	171	155	398
Loan losses:
Charge-offs	(107)	(306)	(166)	(579)
Recoveries	14	3	14	31

Net loan losses	(93)	(303)	(152)	(548)

Allowance for loan losses, June 30, 2011	1,127	1,153	840	3,120

Reserve for unfunded credit commitments, April 1, 2011	$37	$17	$24	$78
Provision (credit) for unfunded credit commitments	(5)	11	—	6

Reserve for unfunded credit commitments, June 30, 2011	32	28	24	84

Allowance for credit losses, June 30, 2011	$1,159	$1,181	$864	$3,204

	Six Months Ended June 30, 2012
	Commercial	Investor Real Estate	Consumer	Total
	(In millions)
Allowance for loan losses, January 1, 2012	$1,030	$991	$724	$2,745
Provision (credit) for loan losses	45	(90)	188	143
Loan losses:
Charge-offs	(232)	(157)	(302)	(691)
Recoveries	41	22	31	94

Net loan losses	(191)	(135)	(271)	(597)

Allowance for loan losses, June 30, 2012	884	766	641	2,291

Reserve for unfunded credit commitments, January 1, 2012	$30	$26	$22	$78
Provision (credit) for unfunded credit commitments	31	—	(18)	13

Reserve for unfunded credit commitments, June 30, 2012	61	26	4	91

Allowance for credit losses, June 30, 2012	$945	$792	$645	$2,382

Portion of ending allowance for credit losses:
Individually evaluated for impairment	$93	$117	$—	$210
Collectively evaluated for impairment	852	675	645	2,172

Total allowance for credit losses	$945	$792	$645	$2,382

Portion of loan portfolio ending balance:
Individually evaluated for impairment	$428	$483	$—	$911
Collectively evaluated for impairment	36,449	8,964	29,878	75,291

Total loans evaluated for impairment	$36,877	$9,447	$29,878	$76,202

	Six Months Ended June 30, 2011
	Commercial	Investor Real Estate	Consumer	Total
	(In millions)
Allowance for loan losses, January 1, 2011	$1,055	$1,370	$760	$3,185
Allowance allocated to purchased loans	10	—	74	84
Provision for loan losses	297	260	323	880
Loan losses:
Charge-offs	(258)	(487)	(346)	(1,091)
Recoveries	23	10	29	62

Net loan losses	(235)	(477)	(317)	(1,029)

Allowance for loan losses, June 30, 2011	1,127	1,153	840	3,120

Reserve for unfunded credit commitments, January 1, 2011	$32	$16	$23	$71
Provision (credit) for unfunded credit commitments	—	12	1	13

Reserve for unfunded credit commitments, June 30, 2011	32	28	24	84

Allowance for credit losses, June 30, 2011	$1,159	$1,181	$864	$3,204

Portion of ending allowance for credit losses:
Individually evaluated for impairment	$128	$163	$4	$295
Collectively evaluated for impairment	1,031	1,018	860	2,909

Total allowance for credit losses	$1,159	$1,181	$864	$3,204

Portion of loan portfolio ending balance:
Individually evaluated for impairment	$599	$989	$18	$1,606
Collectively evaluated for impairment	35,219	12,442	31,909	79,570

Total loans evaluated for impairment	$35,818	$13,431	$31,927	$81,176

During the second quarter of 2011, Regions purchased a credit card portfolio for approximately $1.1 billion and recorded an allowance for loan losses and related premium of approximately $84 million. Upon finalization of the purchase price in the fourth quarter of 2011, Regions reclassified the $84 million allowance and premium. The impact of these reclassification entries was not material to the financial results of any of the quarters of 2011.

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

CREDIT QUALITY INDICATORS

The following tables present credit quality indicators for the loan portfolio segments and classes, excluding loans held for sale, as of June 30, 2012 and December 31, 2011. Commercial and investor real estate loan classes are detailed by categories related to underlying credit quality and probability of default. These categories are utilized to develop the associated allowance for credit losses.

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

	June 30, 2012
	Pass	Special Mention	Substandard Accrual	Non-accrual	Total
	(In millions)
Commercial and industrial	$24,433	$590	$601	$366	$25,990
Commercial real estate mortgage—owner-occupied	9,346	262	514	504	10,626
Commercial real estate construction—owner-occupied	211	18	12	20	261

Total commercial	$33,990	$870	$1,127	$890	$36,877

Commercial investor real estate mortgage	6,304	567	1,128	599	8,598
Commercial investor real estate construction	594	111	70	74	849

Total investor real estate	$6,898	$678	$1,198	$673	$9,447

			Accrual	Non-accrual	Total
			(In millions)
Residential first mortgage			$13,165	$229	$13,394
Home equity			12,198	123	12,321
Indirect			2,060	—	2,060
Consumer credit card			922	—	922
Other consumer			1,181	—	1,181

Total consumer			$29,526	$352	$29,878

					$76,202

	December 31, 2011
	Pass	Special Mention	Substandard Accrual	Non-accrual	Total
	(In millions)
Commercial and industrial	$22,952	$479	$634	$457	$24,522
Commercial real estate mortgage—owner-occupied	9,773	262	541	590	11,166
Commercial real estate construction—owner-occupied	275	27	10	25	337

Total commercial	$33,000	$768	$1,185	$1,072	$36,025

Commercial investor real estate mortgage	6,851	756	1,361	734	9,702
Commercial investor real estate construction	531	113	201	180	1,025

Total investor real estate	$7,382	$869	$1,562	$914	$10,727

			Accrual	Non-accrual	Total
			(In millions)
Residential first mortgage			$13,534	$250	$13,784
Home equity			12,885	136	13,021
Indirect			1,848	—	1,848
Consumer credit card			987	—	987
Other consumer			1,202	—	1,202

Total consumer			$30,456	$386	$30,842

					$77,594

AGING ANALYSIS

The following tables include an aging analysis of days past due (DPD) for each portfolio class as of June 30, 2012 and December 31, 2011:

	June 30, 2012
	Accrual Loans
	30-59 DPD	60-89 DPD	90+ DPD	Total 30+ DPD	Total Accrual	Non-accrual	Total
	(In millions)
Commercial and industrial	$39	$25	$5	$69	$25,624	$366	$25,990
Commercial real estate mortgage—owner-occupied	60	30	9	99	10,122	504	10,626
Commercial real estate construction—owner-occupied	1	1	—	2	241	20	261

Total commercial	100	56	14	170	35,987	890	36,877

Commercial investor real estate mortgage	70	33	16	119	7,999	599	8,598
Commercial investor real estate construction	2	1	—	3	775	74	849

Total investor real estate	72	34	16	122	8,774	673	9,447

Residential first mortgage	138	83	281	502	13,165	229	13,394
Home equity	99	54	74	227	12,198	123	12,321
Indirect	22	5	2	29	2,060	—	2,060
Consumer credit card	7	5	13	25	922	—	922
Other consumer	17	6	3	26	1,181	—	1,181

Total consumer	283	153	373	809	29,526	352	29,878

	$455	$243	$403	$1,101	$74,287	$1,915	$76,202

	December 31, 2011
	Accrual Loans
	30-59 DPD	60-89 DPD	90+ DPD	Total 30+ DPD	Total Accrual	Non-accrual	Total
	(In millions)
Commercial and industrial	$38	$23	$28	$89	$24,065	$457	$24,522
Commercial real estate mortgage—owner-occupied	47	23	9	79	10,576	590	11,166
Commercial real estate construction—owner-occupied	3	1	—	4	312	25	337

Total commercial	88	47	37	172	34,953	1,072	36,025

Commercial investor real estate mortgage	34	42	13	89	8,968	734	9,702
Commercial investor real estate construction	23	5	—	28	845	180	1,025

Total investor real estate	57	47	13	117	9,813	914	10,727

Residential first mortgage	187	100	284	571	13,534	250	13,784
Home equity	121	77	93	291	12,885	136	13,021
Indirect	26	7	2	35	1,848	—	1,848
Consumer credit card	8	5	14	27	987	—	987
Other consumer	20	6	4	30	1,202	—	1,202

Total consumer	362	195	397	954	30,456	386	30,842

	$507	$289	$447	$1,243	$75,222	$2,372	$77,594

IMPAIRED LOANS

The following tables present details related to the Company’s impaired loans as of June 30, 2012 and December 31, 2011. Loans deemed to be impaired include non-accrual commercial and investor real estate loans, excluding leases, and all TDRs (including accruing commercial, investor real estate, and consumer TDRs). Loans which have been fully charged-off do not appear in the tables below.

	Non-accrual Impaired Loans As of June 30, 2012
			Book Value (3)
	Unpaid Principal Balance (1)	Charge-offs and Payments Applied (2)	Total Impaired Loans on Non-accrual Status	Impaired Loans on Non-accrual Status with No Related Allowance	Impaired Loans on Non-accrual Status with Related Allowance	Related Allowance for Loan Losses	Coverage % (4)
	(Dollars in millions)
Commercial and industrial	$437	$80	$357	$51	$306	$109	43.2%
Commercial real estate mortgage—owner- occupied	587	82	505	48	457	162	41.6
Commercial real estate construction—owner-occupied	33	14	19	3	16	6	60.6

Total commercial	1,057	176	881	102	779	277	42.9

Commercial investor real estate mortgage	740	141	599	79	520	177	43.0
Commercial investor real estate construction	88	14	74	12	62	18	36.4

Total investor real estate	828	155	673	91	582	195	42.3

Residential first mortgage	141	51	90	—	90	13	45.4
Home equity	27	9	18	—	18	2	40.7

Total consumer	168	60	108	—	108	15	44.6

Total	$2,053	$391	$1,662	$193	$1,469	$487	42.8%

	Accruing Impaired Loans As of June 30, 2012
	Unpaid Principal Balance (1)	Charge-offs and Payments Applied (2)	Book Value	Related Allowance for Loan Losses	Coverage % (4)
	(Dollars in millions)
Commercial and industrial	$318	$7	$311	$51	18.2%
Commercial real estate mortgage—owner-occupied	212	4	208	28	15.1
Commercial real estate construction—owner-occupied	3	—	3	1	33.3

Total commercial	533	11	522	80	17.1

Commercial investor real estate mortgage	928	8	920	175	19.7
Commercial investor real estate construction	120	1	119	55	46.7

Total investor real estate	1,048	9	1,039	230	22.8

Residential first mortgage	1,079	13	1,066	158	15.8
Home equity	430	5	425	39	10.2
Indirect	2	—	2	—	—
Other consumer	48	—	48	1	2.1

Total consumer	1,559	18	1,541	198	13.9

Total	$3,140	$38	$3,102	$508	17.4%

	Total Impaired Loans As of June 30, 2012
			Book Value (3)
	Unpaid Principal Balance (1)	Charge-offs and Payments Applied (2)	Total Impaired Loans	Impaired Loans with No Related Allowance	Impaired Loans with Related Allowance	Related Allowance for Loan Losses	Coverage % (4)
	(Dollars in millions)
Commercial and industrial	$755	$87	$668	$51	$617	$160	32.7%
Commercial real estate mortgage—owner- occupied	799	86	713	48	665	190	34.5
Commercial real estate construction—owner- occupied	36	14	22	3	19	7	58.3

Total commercial	1,590	187	1,403	102	1,301	357	34.2

Commercial investor real estate mortgage	1,668	149	1,519	79	1,440	352	30.0
Commercial investor real estate construction	208	15	193	12	181	73	42.3

Total investor real estate	1,876	164	1,712	91	1,621	425	31.4

Residential first mortgage	1,220	64	1,156	—	1,156	171	19.3
Home equity	457	14	443	—	443	41	12.0
Indirect	2	—	2	—	2	—	—
Other consumer	48	—	48	—	48	1	2.1

Total consumer	1,727	78	1,649	—	1,649	213	16.9

Total impaired loans	$5,193	$429	$4,764	$193	$4,571	$995	27.4%

(1)	Unpaid principal balance represents the contractual obligation due from the customer and includes the net book value plus charge-offs and payments applied.
(2)	Charge-offs and payments applied represents cumulative partial charge-offs taken, as well as interest payments received that have been applied against the outstanding principal balance.
(3)	Book value represents the unpaid principal balance less charge-offs and payments applied; it is shown before any allowance for loan losses.
(4)	Coverage % represents charge-offs and payments applied plus the related allowance as a percent of the unpaid principal balance.

	Non-accrual Impaired Loans As of December 31, 2011
			Book Value (3)
	Unpaid Principal Balance (1)	Charge-offs and Payments Applied (2)	Total Impaired Loans on Non-accrual Status	Impaired Loans on Non- accrual Status with No Related Allowance	Impaired Loans on Non-accrual Status with Related Allowance	Related Allowance for Loan Losses	Coverage % (4)
	(Dollars in millions)
Commercial and industrial	$468	$88	$380	$61	$319	$129	46.4%
Commercial real estate mortgage—owner- occupied	679	88	591	34	557	192	41.2
Commercial real estate construction—owner-occupied	37	12	25	1	24	10	59.5

Total commercial	1,184	188	996	96	900	331	43.8

Commercial investor real estate mortgage	870	136	734	63	671	223	41.3
Commercial investor real estate construction	236	56	180	23	157	62	50.0

Total investor real estate	1,106	192	914	86	828	285	43.1

Residential first mortgage	146	49	97	—	97	15	43.8
Home equity	26	10	16	—	16	2	46.2

Total consumer	172	59	113	—	113	17	44.2

Total	$2,462	$439	$2,023	$182	$1,841	$633	43.5%

	Accruing Impaired Loans As of December 31, 2011
	Unpaid Principal Balance (1)	Charge-offs and Payments Applied (2)	Book Value	Related Allowance for Loan Losses	Coverage % (4)
	(Dollars in millions)
Commercial and industrial	$290	$1	$289	$60	21.0%
Commercial real estate mortgage—owner-occupied	205	3	202	30	16.1
Commercial real estate construction—owner- occupied	2	—	2	—	—

Total commercial	497	4	493	90	18.9

Commercial investor real estate mortgage	862	7	855	174	21.0
Commercial investor real estate construction	140	—	140	81	57.9

Total investor real estate	1,002	7	995	255	26.1

Residential first mortgage	1,025	12	1,013	148	15.6
Home equity	428	4	424	60	15.0
Indirect	1	—	1	—	—
Other consumer	55	—	55	1	1.8

Total consumer	1,509	16	1,493	209	14.9

Total	$3,008	$27	$2,981	$554	19.3%

	Total Impaired Loans As of December 31, 2011
			Book Value (3)
	Unpaid Principal Balance (1)	Charge-offs and Payments Applied (2)	Total Impaired Loans	Impaired Loans with No Related Allowance	Impaired Loans with Related Allowance	Related Allowance for Loan Losses	Coverage % (4)
	(Dollars in millions)
Commercial and industrial	$758	$89	$669	$61	$608	$189	36.7%
Commercial real estate mortgage—owner- occupied	884	91	793	34	759	222	35.4
Commercial real estate construction—owner-occupied	39	12	27	1	26	10	56.4

Total commercial	1,681	192	1,489	96	1,393	421	36.5

Commercial investor real estate mortgage	1,732	143	1,589	63	1,526	397	31.2
Commercial investor real estate construction	376	56	320	23	297	143	52.9

Total investor real estate	2,108	199	1,909	86	1,823	540	35.1

Residential first mortgage	1,171	61	1,110	—	1,110	163	19.1
Home equity	454	14	440	—	440	62	16.7
Indirect	1	—	1	—	1	—	—
Other consumer	55	—	55	—	55	1	1.8

Total consumer	1,681	75	1,606	—	1,606	226	17.9

Total impaired loans	$5,470	$466	$5,004	$182	$4,822	$1,187	30.2%

(1)	Unpaid principal balance represents the contractual obligation due from the customer and includes the net book value plus charge-offs and payments applied.
(2)	Charge-offs and payments applied represents cumulative partial charge-offs taken, as well as interest payments received that have been applied against the outstanding principal balance.
(3)	Book value represents the unpaid principal balance less charge-offs and payments applied; it is shown before any allowance for loan losses.
(4)	Coverage % represents charge-offs and payments applied plus the related allowance as a percent of the unpaid principal balance.

The following table presents the average balances of total impaired loans and interest income for the three and six months ended June 30, 2012 and 2011. Interest income recognized represents interest recognized on loans modified in a TDR, and are therefore considered impaired, which are on accruing status.

	Three Months Ended June 30				Six Months Ended June 30
	2012		2011		2012		2011
	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized
	(In millions)
Commercial and industrial	$669	$4	$452	$—	$699	$8	$444	$—
Commercial real estate mortgage—owner-occupied	756	2	690	1	771	5	697	2
Commercial real estate construction—owner-occupied	26	—	30	—	27	—	31	—

Total commercial	1,451	6	1,172	1	1,497	13	1,172	2

Commercial investor real estate mortgage	1,560	11	1,234	3	1,598	21	1,301	5
Commercial investor real estate construction	220	2	442	—	257	4	469	—

Total investor real estate	1,780	13	1,676	3	1,855	25	1,770	5

Residential first mortgage	1,147	9	1,083	11	1,139	19	1,072	20
Home equity	444	6	401	5	443	11	390	10
Indirect	2	—	2	—	2	—	2	—
Other consumer	49	2	62	1	51	2	63	2

Total consumer	1,642	17	1,548	17	1,635	32	1,527	32

Total impaired loans	$4,873	$36	$4,396	$21	$4,987	$70	$4,469	$39

In addition to the impaired loans detailed in the tables above, there were approximately $202 million in non-performing loans classified as held for sale at June 30, 2012, compared to $328 million at December 31, 2011. These loans are larger balance credits, primarily investor real estate, where management does not have the intent to hold the loans for the foreseeable future. The loans are carried at an amount approximating a price which will be recoverable through the loan sale market. During the three months ended June 30, 2012, approximately $77 million in non-performing loans were transferred to held for sale; this amount is net of charge-offs of $39 million recorded upon transfer. During the six months ended June 30, 2012, approximately $170 million in non-performing loans were transferred to held for sale; this amount is net of charge-offs of $92 million recorded upon transfer. During the three months ended June 30, 2011, approximately $176 million in non-performing loans were transferred to held for sale; this amount is net of charge-offs of $114 million recorded upon transfer. During the six months ended June 30, 2011, approximately $364 million in non-performing loans were transferred to held for sale; this amount is net of charge-offs of $219 million recorded upon transfer. At June 30, 2012 and December 31, 2011, non-accrual loans including loans held for sale totaled $2.1 billion and $2.7 billion, respectively.

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

Modification Activity: Consumer Portfolio Segment

Regions continues to work to meet the individual needs of consumer borrowers to stem foreclosure through the CAP. Regions designed the program to allow for customer-tailored modifications with the goal of keeping customers in their homes and avoiding foreclosure where possible. Modification may be offered to any borrower experiencing financial hardship—regardless of the borrower’s payment status. Under the CAP, Regions may offer a short-term deferral, a term extension, an interest rate reduction, a new loan product, or a combination of these options. For loans restructured under the CAP, Regions expects to collect the original contractually due principal. The gross original contractual interest may be collectible, depending on the terms modified. The length of the CAP modifications ranges from temporary payment deferrals of three months to term extensions for the life of the loan. All such modifications are considered TDRs regardless of the term if there is a concession to a borrower experiencing financial difficulty. Modified loans are subject to policies governing accrual/non-accrual evaluation consistent with all other loans of the same product type. Consumer loans are subject to objective accrual/non-accrual decisions. Under these policies, loans subject to the CAP are charged down to estimated value on or before the month in which the loan becomes 180 days past due. Beginning in the third quarter of 2011, home equity second liens are charged down to estimated value by the end of the month in which the loan becomes 120 days past due. If a partial charge-off is necessary as a result of this evaluation, the loan is placed on non-accrual at that time. Because the program was designed to evaluate potential CAP participants as early as possible in the life cycle of the troubled loan, many of the modifications are finalized without the borrower ever reaching the applicable number of days past due, and with the loans having never been placed on non-accrual. Accordingly, given the positive impact of the restructuring on the likelihood of recovery of cash flows due under the modified terms, accrual status continues to be appropriate for these loans. None of the modified consumer loans listed in the following TDR disclosures were collateral-dependent at the time of modification. At June 30, 2012, approximately $126 million in residential first mortgage TDRs were in excess of 180 days past due and are considered collateral-dependent. At June 30, 2012, approximately $9.5 million in home equity first lien TDRs were in excess of 180 days past due and $7.8 million in home equity second lien TDRs were in excess of 120 days past due and are considered collateral-dependent.

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

The following table presents loans by class modified in a TDR, and the financial impact of those modifications, for the period presented.

	Three Months Ended June 30, 2012
			Financial Impact of Modifications Considered TDRs
	Number of Obligors	Recorded Investment	Increase in Allowance at Modification
		(Dollars in millions)
Commercial and industrial	160	$185	$1
Commercial real estate mortgage—owner-occupied	91	94	1
Commercial real estate construction—owner-occupied	1	2	—

Total commercial	252	281	2
Commercial investor real estate mortgage	160	287	2
Commercial investor real estate construction	59	34	—

Total investor real estate	219	321	2
Residential first mortgage	416	92	12
Home equity	277	21	1
Indirect and other consumer	141	3	—

Total consumer	834	116	13

	1,305	$718	$17

	Six Months Ended June 30, 2012
			Financial Impact of Modifications Considered TDRs
	Number of Obligors	Recorded Investment	Increase in Allowance at Modification
		(Dollars in millions)
Commercial and industrial	359	$336	$2
Commercial real estate mortgage—owner-occupied	236	210	2
Commercial real estate construction—owner-occupied	7	6	—

Total commercial	602	552	4
Commercial investor real estate mortgage	347	737	6
Commercial investor real estate construction	129	76	1

Total investor real estate	476	813	7
Residential first mortgage	768	159	20
Home equity	586	44	3
Indirect and other consumer	302	6	—

Total consumer	1,656	209	23

	2,734	$1,574	$34

As described previously, the consumer modifications granted by Regions are rate concessions, and not forgiveness of principal. The majority of the commercial and investor real estate modifications are renewals where there is no reduction in interest rate or forgiveness of principal. Accordingly, Regions most often does not record a charge-off at the modification date. A limited number of modifications included above are A/B note restructurings, where the B-note is charged off. The total charge-offs recorded for all modifications for the six months ended June 30, 2012 were approximately $5 million, all of which were recorded during the first quarter of 2012.

Defaulted TDRs

The following table presents TDRs which defaulted during the three months and six months ended June 30, 2012, and which were modified in the previous twelve months (i.e., the twelve months prior to the default). For purposes of this disclosure, default is defined as 90 days past due and still accruing for the consumer portfolio segment, and placement on non-accrual status for the commercial and investor real estate portfolio segments. Consideration of defaults in the calculation of the allowance for loan losses is described in detail in the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2011.

	Three Months Ended	Six Months Ended
	June 30, 2012
	(In millions)
Defaulted During the Period, Where Modified in a TDR Twelve Months Prior to Default
Commercial and industrial	$23	$59
Commercial real estate mortgage—owner-occupied	23	34
Commercial real estate construction—owner-occupied	—	1

Total commercial	46	94
Commercial investor real estate mortgage	51	111
Commercial investor real estate construction	12	19

Total investor real estate	63	130
Residential first mortgage	12	33
Home equity	6	12

Total consumer	18	45

	$127	$269

Commercial and investor real estate loans which were on non-accrual status at the time of the latest modification are not included in the default table above, as they are already considered to be in default at the time of the restructuring. At June 30, 2012, approximately $167 million of commercial and investor real estate loans modified in a TDR during the three months ended June 30, 2012 were on non-accrual status. Approximately 7.8 percent of this amount was 90 days past due.

At June 30, 2012, Regions had restructured binding unfunded commitments totaling $265 million where a concession was granted and the borrower was in financial difficulty.

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

The tables below present an analysis of mortgage servicing rights under the fair value measurement method:

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
	(In millions)
Carrying value, beginning of period	$199	$282	$182	$267
Additions	14	19	28	35
Decrease in fair value:
Due to change in valuation inputs or assumptions	(26)	(28)	(17)	(23)
Other changes (1)	(8)	(5)	(14)	(11)

Carrying value, end of period	$179	$268	$179	$268

(1)	Represents economic amortization associated with borrower repayments.

Data and assumptions used in the fair value calculation, as well as the valuation’s sensitivity to rate fluctuations, related to mortgage servicing rights (excluding related derivative instruments) are as follows:

	June 30
	2012	2011
	(Dollars in millions)
Unpaid principal balance	$26,066	$26,421
Weighted-average prepayment speed (CPR; percentage)	18.4%	13.6%
Estimated impact on fair value of a 10% increase	$(12)	$(15)
Estimated impact on fair value of a 20% increase	$(22)	$(29)
Option-adjusted spread (basis points)	1,332	714
Estimated impact on fair value of a 10% increase	$(6)	$(7)
Estimated impact on fair value of a 20% increase	$(12)	$(14)
Weighted-average coupon interest rate	5.1%	5.3%
Weighted-average remaining maturity (months)	278	283
Weighted-average servicing fee (basis points)	28.5	28.6

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

The following table presents servicing related fees, which includes contractually specified servicing fees, late fees and other ancillary income resulting from the servicing of mortgage loans:

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
	(In millions)
Servicing related fees and other ancillary income	$21	$21	$42	$42

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

Regions maintains a repurchase liability related to mortgage loans sold with representations and warranty provisions. This repurchase liability is reported as other liabilities on the consolidated balance sheets and reflects management’s estimate of losses based on historical repurchase and loss trends, as well as other factors that may result in anticipated losses different from historical loss trends. Adjustments to this reserve are recorded in other non-interest expense on the consolidated statements of income. The table below presents an analysis of Regions’ repurchase liability related to mortgage loans sold with representations and warranty provisions:

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
	(In millions)
Beginning balance	$32	$32	$32	$32
Additions/(reductions), net	14	5	23	13
Losses	(9)	(5)	(18)	(13)

Ending balance	$37	$32	$37	$32

During the second quarter of 2012 and 2011, settled repurchase claims were related to one of the following alleged breaches: 1) underwriting guideline violations; 2) misrepresentation of income, assets or employment; or 3) property valuation not supported. These claims stem primarily from the 2006—2008 vintages.

NOTE 6—Goodwill

Goodwill allocated to each reportable segment (each a reporting unit) is presented as follows:

	June 30 2012	December 31 2011
	(In millions)
Banking/Treasury	$4,691	$4,691
Insurance	125	125

	$4,816	$4,816

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

During the second quarter of 2012, Regions assessed the indicators of goodwill impairment as of May 31, 2012, and through the date of the filing of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2012. The indicators assessed included:

•	Recent operating performance,

•	Changes in market capitalization,

•	Regulatory actions and assessments,

•	Changes in the business climate (including legislation, legal factors and competition),

•	Company-specific factors (including changes in key personnel, asset impairments, and business dispositions), and

•	Trends in the banking industry.

While the assessment of these indicators did not indicate impairment, Regions determined that quantitative testing of goodwill was required for all of Regions’ reporting units for the June 30, 2012 interim period due to the shortfall between Regions’ market capitalization and book value. The results of the interim test indicated that goodwill was not impaired as of the test date.

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

Regions uses the output from these approaches to determine the estimated fair value of each reporting unit. Listed in the tables below are assumptions used in estimating the fair value of each reporting unit for the June 30, 2012 interim period and the December 31, 2011 annual test. Second quarter 2012 includes testing for only the Banking/Treasury and Insurance reporting units, as the goodwill impairment charge taken on the Investment Banking/Brokerage/Trust reporting unit in the fourth quarter of 2011 reduced the net carrying value of goodwill in that reporting unit to zero. The tables include the discount rate used in the income approach, the market multiplier used in the market approaches, and the public company method control premium applied to all reporting units.

As of Second Quarter 2012	Banking/ Treasury		Insurance
Discount rate used in income approach	14%		11%
Public company method market multiplier (1)	1.0	x	15.6	x
Transaction method market multiplier (2)	1.4	x	n/a

(1)

For the Banking/Treasury reporting unit, this multiplier is applied to tangible book value. For the Insurance reporting unit, this multiplier is applied to the last twelve months of net income. In addition to the multipliers, a 30 percent control premium is assumed for both the Banking/Treasury and Insurance reporting units.

(2)	For the Banking/Treasury reporting unit, this multiplier is applied to tangible book value.

As of Fourth Quarter 2011	Banking/ Treasury		Investment Banking/ Brokerage/Trust		Insurance
Discount rate used in income approach	15%		15%		11%
Public company method market multiplier (1)	0.7	x	1.4	x	13.0	x
Transaction method market multiplier (2)	1.1	x	1.5	x	n/a

(1)

For the Banking/Treasury and Investment Banking/Brokerage/Trust reporting units, these multipliers are applied to tangible book value. For the Insurance reporting unit, this multiplier is applied to the last twelve months of net income. In addition to the multipliers, a 55 percent control premium is assumed for the Banking/Treasury reporting unit. A 20 percent control premium is assumed for the Investment Banking/Brokerage/Trust reporting unit and a 30 percent control premium is assumed for the Insurance reporting unit.

(2)	For the Banking/Treasury and Investment Banking/Brokerage/Trust reporting units, these multipliers are applied to tangible book value.

Regions’ capital plan, which was required under the Federal Reserve’s Comprehensive Capital Analysis and Review (“CCAR”), was submitted in early January of 2012. The Federal Reserve responded with no objections to the capital actions set forth in the capital plan on March 13, 2012. Shortly thereafter, as discussed in Note 7, Regions issued and sold 153 million shares of its common stock at $5.90 per share, generating proceeds of approximately $875 million, net of issuance costs. Additionally, in connection with the CCAR on March 13, 2012, the Federal Reserve disclosed its projections of pro-forma, post stress pre-provision income and losses and pro-forma, post stress capital ratios under the Federal Reserve’s “Supervisory Stress Scenario” for the nineteen institutions, including Regions, that participated in the 2011 CCAR. Regions exceeded the minimum required capital level over the entire review period through year-end 2013. Regions also received an upgrade to its debt ratings from Standard & Poor’s rating agency on March 15, 2012. These positive factors led to a reduction in the discount rate applied to the Banking/Treasury reporting unit in the first quarter of 2012. The discount rate remained the same as first quarter for second quarter 2012.

NOTE 7—Stockholders’ Equity and Accumulated Other Comprehensive Income (Loss)

On March 19, 2012, the Company issued 153 million shares of common stock at $5.90 per share, generating proceeds of approximately $875 million, net of issuance costs.

On November 14, 2008, Regions completed the sale of 3.5 million shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A, to the U.S. Treasury as part of the Capital Purchase Program (“CPP”). Under this agreement, Regions was required to pay the U.S. Treasury on a quarterly basis a 5 percent dividend, or $175 million annually, for each of the first five years of the investment, and 9 percent thereafter or until redemption. As part of its purchase of the preferred securities, the U.S. Treasury also received a warrant to purchase 48.3 million shares of Regions’ common stock at an exercise price of $10.88 per share, subject to anti-dilution and other adjustments. Regions received $3.5 billion from issuance of the Series A preferred shares and the warrant. The fair value allocation of the $3.5 billion between the preferred shares and the warrant resulted in $3.304 billion allocated to the preferred shares and $196 million allocated to the warrant. On April 4, 2012, Regions repurchased all 3.5 million shares of the Series A preferred stock issued to the U.S. Treasury Department under the CPP. Therefore, during the second quarter of 2012, Regions derecognized the carrying value of the Series A shares in the amount of approximately $3.4 billion and recorded approximately $71 million of amortization related to the remaining unaccreted discount, which reduced net income available to common shareholders. The total reduction to shareholders’ equity was $3.5 billion. In early May of 2012, Regions repurchased the warrant from the U.S. Treasury Department for $45 million. The transaction reduced additional paid-in capital within stockholders’ equity by $45 million. The warrant repurchase did not impact results of operations.

At June 30, 2012, Regions had 23.1 million common shares available for repurchase through open market transactions under an existing share repurchase authorization. There were no treasury stock purchases through open market transactions during the first six months of 2012 or 2011.

The Board of Directors declared a $0.01 per share cash dividend for the first and second quarters of both 2012 and 2011.

Activity within the balances in accumulated other comprehensive income (loss) is shown in the following tables for the three and six months ended June 30, 2012 and 2011.

	Three Months Ended
	June 30, 2012				June 30, 2011
	Unrealized gains on securities available for sale	Unrealized gains on derivative instruments designated as cash flow hedges	Defined benefit pension plans and other post employment benefits	Accumulated other comprehensive income (loss), net of tax	Unrealized gains on securities available for sale	Unrealized gains on derivative instruments designated as cash flow hedges	Defined benefit pension plans and other post employment benefits	Accumulated other comprehensive income (loss), net of tax
	(In millions)				(In millions)
Beginning of period	$316	$84	$(460)	$(60)	$(24)	$(39)	$(324)	$(387)
Net change	78	26	10	114	176	26	8	210

End of period	$394	$110	$(450)	$54	$152	$(13)	$(316)	$(177)

	Six Months Ended
	June 30, 2012				June 30, 2011
	Unrealized gains on securities available for sale	Unrealized gains on derivative instruments designated as cash flow hedges	Defined benefit pension plans and other post employment benefits	Accumulated other comprehensive income (loss), net of tax	Unrealized gains on securities available for sale	Unrealized gains on derivative instruments designated as cash flow hedges	Defined benefit pension plans and other post employment benefits	Accumulated other comprehensive income (loss), net of tax
	(In millions)				(In millions)
Beginning of period	$322	$84	$(475)	$(69)	$77	$(9)	$(328)	$(260)
Net change	72	26	25	123	75	(4)	12	83

End of period	$394	$110	$(450)	$54	$152	$(13)	$(316)	$(177)

NOTE 8—Earnings (Loss) per Common Share

The following table sets forth the computation of basic earnings (loss) per common share and diluted earnings (loss) per common share:

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
	(In millions, except per share amounts)
Numerator:
Income from continuing operations	$351	$79	$590	$129
Less: Preferred stock dividends and accretion	(71)	(54)	(125)	(106)

Income from continuing operations available to common shareholders	280	25	465	23
Income (loss) from discontinued operations, net of tax	4	30	(36)	49

Net income available to common shareholders	$284	$55	$429	$72

Denominator:
Weighted-average common shares outstanding—basic	1,414	1,258	1,348	1,257
Potential common shares	4	2	2	2

Weighted-average common shares outstanding—diluted	1,418	1,260	1,350	1,259

Earnings per common share from continuing operations (1):
Basic	$0.20	$0.02	$0.34	$0.02
Diluted	0.20	0.02	0.34	0.02
Earnings (loss) per common share from discontinued operations (1):
Basic	0.00	0.02	(0.03)	0.04
Diluted	0.00	0.02	(0.03)	0.04
Earnings per common share (1):
Basic	0.20	0.04	0.32	0.06
Diluted	0.20	0.04	0.32	0.06

(1)	Certain per share amounts may not appear to reconcile due to rounding.

The effect from the assumed exercise of 39 million stock options for both the three months and six months ended June 30, 2012 was not included in the above computations of diluted earnings per common share because such amounts would have had an antidilutive effect on earnings per common share. The effect from the assumed exercise of 41 million and 42 million stock options for the three months and six months ended June 30, 2011, respectively, was not included in the above computations of diluted earnings per share because such amounts would have had an antidilutive effect on earnings per share.

NOTE 9—Share-Based Payments

Regions has long-term incentive compensation plans that permit the granting of incentive awards in the form of stock options, restricted stock, restricted stock awards and units, performance awards, and/or stock appreciation rights. While Regions has the ability to issue stock appreciation rights, none have been issued to date. The terms of all awards issued under these plans are determined by the Compensation Committee of the Board of Directors; however, no awards may be granted after the tenth anniversary from the date the plans were initially approved by shareholders. Incentive awards usually vest based on employee service, generally within three years from the date of the grant. The contractual lives of options granted under these plans range from seven to ten years from the date of grant.

On May 13, 2010, the shareholders of the Company approved the Regions Financial Corporation 2010 Long-Term Incentive Plan (“2010 LTIP”), which permits the Company to grant to employees and directors various forms of incentive compensation. These forms of incentive compensation are similar to the types of compensation approved in prior plans. The 2010 LTIP authorizes 100 million common share equivalents available for grant, where grants of options count as one share equivalent and grants of full value awards (e.g., shares of restricted stock and restricted stock units) count as 2.25 share equivalents. Unless otherwise determined by the Compensation Committee of the Board of Directors, grants of restricted stock and restricted stock units accrue dividends as they are declared by the Board of Directors, and the dividends are paid upon vesting of the award. The 2010 LTIP closed all prior long-term incentive plans to new grants, and, accordingly, prospective grants must be made under the 2010 LTIP or a successor plan. All existing grants under prior long-term incentive plans were unaffected by this amendment. The number of remaining share equivalents available for future issuance under the 2010 LTIP was approximately 66 million at June 30, 2012.

STOCK OPTIONS

No stock option grants were made during the first six months of 2012. The following table details the activity related to stock options during the first six months of 2012 and 2011:

	Six Months Ended June 30
	2012		2011
	Number of Options	Weighted-Average Exercise Price	Number of Options	Weighted-Average Exercise Price
Outstanding at beginning of period	46,351,349	$23.62	54,999,626	$24.41
Granted	—	—	1,316,677	6.62
Exercised	(200,092)	3.29	(18,442)	3.29
Canceled/Forfeited	(4,587,318)	24.90	(6,846,994)	24.10

Outstanding at end of period	41,563,939	$23.57	49,450,867	$23.98

Exercisable at end of period	38,447,853	$24.93	42,977,407	$26.61

RESTRICTED STOCK AWARDS AND PERFORMANCE STOCK AWARDS

During the first six months of 2012 and 2011, Regions made restricted stock grants that vest based upon a service condition. During the second quarter of 2012, the Company also made restricted stock unit and performance stock unit grants; restricted stock units vest based upon a service condition and performance stock units vest based upon service and performance conditions. Dividend payments during the vesting period are deferred to the end of the vesting term. The fair value of these restricted shares, restricted stock units and performance stock units was estimated based upon the fair value of the underlying shares on the date of the grant. The valuation was not adjusted for the deferral of dividends.

The following table details the activity related to restricted and performance stock awards and units:

	Six Months Ended June 30
	2012		2011
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested at beginning of period	6,280,360	$7.60	4,930,444	$12.13
Granted	8,416,325	5.86	2,638,545	6.69
Vested	(1,508,397)	4.59	(1,110,945)	24.42
Forfeited	(528,514)	3.20	(24,384)	19.68

Non-vested at end of period	12,659,774	$6.99	6,433,660	$7.75

NOTE 10—Pension and Other Postretirement Benefits

Net periodic pension cost included the following components:

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
	(In millions)
Service cost	$11	$9	$22	$19
Interest cost	22	23	44	46
Expected return on plan assets	(28)	(31)	(57)	(61)
Amortization of actuarial loss	18	12	35	23
Amortization of prior service cost	—	1	1	1

	$23	$14	$45	$28

There was no material impact from other postretirement benefits on the consolidated financial statements for the three and six month periods ended June 30, 2012 or 2011.

NOTE 11—Income Taxes

At June 30, 2012 and December 31, 2011, the Company’s net deferred tax asset balance was $1.0 billion and $1.3 billion, respectively. The decrease in the net deferred tax asset was due to the reduction in the allowance for loan losses and an increase in unrealized gains on securities available for sale.

During 2010, the Internal Revenue Service (“IRS”) completed the field examination for the tax years 2007, 2008 and 2009. Included within the Revenue Agent’s Reports was a proposed adjustment to the timing of deductions related to certain expenses. In 2011, the Company filed a protest with the IRS Appeals Division. During the quarter ended June 30, 2012, the Company reached an agreement with the IRS that effectively settled this examination. At this time, the Company has no expectation that the settlement related to any of the protested positions will be reexamined. All years subsequent to 2009 are open to examination.

The Company has established a valuation allowance against certain state net operating loss and credit carryforwards in the amount of $59 million and $32 million at June 30, 2012, and December 31, 2011, respectively. The valuation allowance increased $27 million during the three and six month periods ended June 30, 2012 due to uncertainties in the timing of certain tax planning strategies that affected the ability to utilize state net operating losses before the prescribed expiration dates.

At June 30, 2012 and December 31, 2011, the balance of the Company’s unrecognized tax benefits (“UTBs”) was $56 million and $39 million, respectively. The increase is principally related to tax positions taken in the current year related to a realignment within the corporate organization structure. As of June 30, 2012 and December 31, 2011, the balance of the UTBs that would reduce the effective tax rate, if recognized, was $40 million and $25 million, respectively.

NOTE 12—Derivative Financial Instruments and Hedging Activities

The following tables present the notional and fair value of derivative instruments on a gross basis as of June 30, 2012 and December 31, 2011:

	June 30, 2012
	Notional Value	Asset Derivatives		Liability Derivatives
		Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In millions)
Derivatives in fair value hedging relationships:
Interest rate swaps	$5,107	Other assets	$128	Other liabilities	$—

Total derivatives designated as hedging instruments	$5,107		$128		$—

Derivatives not designated as hedging instruments:
Interest rate swaps	$53,020	Other assets	$1,931	Other liabilities	$1,953
Interest rate options	3,838	Other assets	34	Other liabilities	4
Interest rate futures and forward commitments	55,697	Other assets	8	Other liabilities	22
Other contracts	1,802	Other assets	48	Other liabilities	46

Total derivatives not designated as hedging instruments	$114,357		$2,021		$2,025

Total derivatives	$119,464		$2,149		$2,025

	December 31, 2011
	Notional Value	Asset Derivatives		Liability Derivatives
		Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In millions)
Derivatives in fair value hedging relationships:
Interest rate swaps	$5,535	Other assets	$153	Other liabilities	$1
Forward commitments	640		—		11
Derivatives in cash flow hedging relationships:
Interest rate swaps	11,500	Other assets	209	Other liabilities	1

Total derivatives designated as hedging instruments	$17,675		$362		$13

Derivatives not designated as hedging instruments:
Interest rate swaps (1)	$59,293	Other assets	$2,396	Other liabilities	$2,414
Interest rate options (2)	4,018	Other assets	41	Other liabilities	28
Interest rate futures and forward commitments	90,607	Other assets	11	Other liabilities	23
Other contracts	1,276	Other assets	43	Other liabilities	36

Total derivatives not designated as hedging instruments	$155,194		$2,491		$2,501

Total derivatives	$172,869		$2,853		$2,514

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

Regions enters into interest rate option contracts to protect cash flows through the maturity date of the hedging instrument on designated one-month LIBOR floating-rate loans from adverse extreme market interest rate changes. Regions purchases Eurodollar futures to hedge the variability in future cash flows based on forecasted resets of one-month LIBOR-based floating rate loans due to changes in the benchmark interest rate. Regions recognized an unrealized after-tax gain of $110 million and an unrealized after-tax loss of $31 million in accumulated other comprehensive income at June 30, 2012 and 2011, respectively, related to terminated cash flow hedges of loan and debt instruments which will be amortized into earnings in conjunction with the recognition of interest payments through 2017. Regions recognized pre-tax income of $3 million and $16 million during the three months ended June 30, 2012 and 2011, respectively. Regions recognized a pre-tax loss of $1 million and pre-tax income of $25 million during the six months ended June 30, 2012 and 2011, respectively, related to the amortization of cash flow hedges of loan and debt instruments.

During the second quarter of 2012, all of Regions’ cash flow hedges either matured or were terminated. The total notional amount of the cash flow hedges that matured or terminated was $11.5 billion. As of June 30, 2012, the cumulative pre-tax gain recorded in accumulated other comprehensive income related to these terminated hedges was $243 million. During the next twelve months, Regions expects to reclassify out of other comprehensive income and into earnings approximately $53 million in pre-tax income due to the receipt or payment of interest payments related to the amortization of all discontinued cash flow hedges.

The following tables present the effect of derivative instruments on the statements of income:

Three Months Ended June 30, 2012

Derivatives in Fair Value Hedging Relationships	Location of Gain(Loss) Recognized in Income on Derivatives	Amount of Gain(Loss) Recognized in Income on Derivatives	Hedged Items in Fair Value Hedge Relationships	Location of Gain(Loss) Recognized in Income on Related Hedged Item	Amount of Gain(Loss) Recognized in Income on Related Hedged Item
(In millions)
Interest rate swaps	Other non-interest expense	$(5)	Debt/CDs	Other non-interest expense	$6
Interest rate swaps	Interest expense	27	Debt	Interest expense	3
Forward commitments	Other non-interest expense	—	Securities available for sale	Other non-interest expense	—

Total		$22			$9

Derivatives in Cash Flow Hedging Relationships	Amount of Gain(Loss) Recognized in Accumulated OCI on Derivatives (Effective Portion) (1)	Location of Gain(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain(Loss) Reclassified from Accumulated OCI into Income (Effective Portion) (2)	Location of Gain(Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain(Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing) (2)
(In millions)
Interest rate swaps	$25	Interest income on loans	$21	Other non-interest expense	$5
Forward starting swaps	2	Interest expense on debt	(4)	Other non-interest expense	—
Interest rate options	—	Interest income on loans	—	Interest income on loans	—
Eurodollar futures	—	Interest income on loans	—	Other non-interest expense	—

Total	$27		$17		$5

(1)	After-tax
(2)	Pre-tax

Six Months Ended June 30, 2012

Derivatives in Fair Value Hedging Relationships	Location of Gain(Loss) Recognized in Income on Derivatives	Amount of Gain(Loss) Recognized in Income on Derivatives	Hedged Items in Fair Value Hedge Relationships	Location of Gain(Loss) Recognized in Income on Related Hedged Item	Amount of Gain(Loss) Recognized in Income on Related Hedged Item
(In millions)
Interest rate swaps	Other non-interest expense	$(21)	Debt/CDs	Other non-interest expense	$18
Interest rate swaps	Interest expense	58	Debt/CDs	Interest expense	6
Forward commitments	Other non-interest expense	—	Securities available for sale	Other non-interest expense	—

Total		$37			$24

Derivatives in Cash Flow Hedging Relationships	Amount of Gain(Loss) Recognized in Accumulated OCI on Derivatives (Effective Portion) (1)	Location of Gain(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain(Loss) Reclassified from Accumulated OCI into Income (Effective Portion) (2)	Location of Gain(Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain(Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing) (2)
(In millions)
Interest rate swaps	$22	Interest income on loans	$41	Other non-interest expense	$6
Forward starting swaps	4	Interest expense on debt	(7)	Other non-interest expense	—
Interest rate options	—	Interest income on loans	—	Interest income on loans	—
Eurodollar futures	—	Interest income on loans	—	Other non-interest expense	—

Total	$26		$34		$6

(1)	After-tax
(2)	Pre-tax

Three Months Ended June 30, 2011

Derivatives in Fair Value Hedging Relationships	Location of Gain(Loss) Recognized in Income on Derivatives	Amount of Gain(Loss) Recognized in Income on Derivatives	Hedged Items in Fair Value Hedge Relationships	Location of Gain(Loss) Recognized in Income on Related Hedged Item	Amount of Gain(Loss) Recognized in Income on Related Hedged Item
(In millions)
Interest rate swaps	Other non-interest expense	$9	Debt/CDs	Other non-interest expense	$(4)
Interest rate swaps	Interest expense	43	Debt	Interest expense	4
Forward commitments	Other non-interest expense	(35)	Securities available for sale	Other non-interest expense	35

Total		$17			$35

Derivatives in Cash Flow Hedging Relationships	Amount of Gain(Loss) Recognized in Accumulated OCI on Derivatives (Effective Portion) (1)	Location of Gain(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain(Loss) Reclassified from Accumulated OCI into Income (Effective Portion) (2)	Location of Gain(Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain(Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing) (2)
		(In millions)
Interest rate swaps	$30	Interest income on loans	$50	Other non-interest expense	$—
Forward starting swaps	(4)	Interest expense on debt	(3)	Other non-interest expense	—
Interest rate options	—	Interest income on loans	—	Interest income on loans	—
Eurodollar futures	—	Interest income on loans	—	Other non-interest expense	—

Total	$26		$47		$—

(1)	After-tax
(2)	Pre-tax

Six Months Ended June 30, 2011

Derivatives in Fair Value Hedging Relationships	Location of Gain(Loss) Recognized in Income on Derivatives	Amount of Gain(Loss) Recognized in Income on Derivatives	Hedged Items in Fair Value Hedge Relationships	Location of Gain(Loss) Recognized in Income on Related Hedged Item	Amount of Gain(Loss) Recognized in Income on Related Hedged Item
(In millions)
Interest rate swaps	Other non-interest expense	$(40)	Debt/CDs	Other non-interest expense	$44
Interest rate swaps	Interest expense	94	Debt/CDs	Interest expense	8
Forward commitments	Other non-interest expense	(35)	Securities available for sale	Other non-interest expense	35

Total		$19			$87

Derivatives in Cash Flow Hedging Relationships	Amount of Gain(Loss) Recognized in Accumulated OCI on Derivatives (Effective Portion) (1)	Location of Gain(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain(Loss) Reclassified from Accumulated OCI into Income (Effective Portion) (2)	Location of Gain(Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain(Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing) (2)
		(In millions)
Interest rate swaps	$—	Interest income on loans	$98	Other non-interest expense	$1
Forward starting swaps	(3)	Interest expense on debt	(3)	Other non-interest expense	(1)
Interest rate options	(2)	Interest income on loans	4	Interest income on loans	—
Eurodollar futures	1	Interest income on loans	(2)	Other non-interest expense	—

Total	$(4)		$97		$—

(1)	After-tax
(2)	Pre-tax

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

Regions enters into interest rate lock commitments, which are commitments to originate mortgage loans whereby the interest rate on the loan is determined prior to funding and the customers have locked into that interest rate. At June 30, 2012 and 2011, Regions had $1.1 billion and $488 million, respectively, in total notional amount of interest rate lock commitments. Regions manages market risk on interest rate lock commitments and mortgage loans held for sale with corresponding forward sale commitments, which are recorded at fair value with changes in fair value recorded in mortgage income. For June 30, 2012 and 2011, Regions had $1.9 billion and $1.0 billion, respectively, in total notional amount related to these forward rate commitments.

Regions has elected to account for mortgage servicing rights at fair market value with any changes to fair value being recorded within mortgage income. Concurrent with the election to use the fair value measurement method, Regions began using various derivative instruments, in the form of forward rate commitments, futures contracts, swaps and swaptions to mitigate the statement of income effect of changes in the fair value of its mortgage servicing rights. As of June 30, 2012 and 2011, the total notional amount related to these contracts was $5.5 billion and $3.6 billion, respectively.

The following tables present the location and amount of gain or (loss) recognized in income on derivatives not designated as hedging instruments in the statements of income for the three and six months ended June 30, 2012 and 2011, respectively:

	Three Months Ended June 30		Six Months Ended June 30
Derivatives Not Designated as Hedging Instruments	2012	2011	2012	2011
	(In millions)
Capital markets and investment income
Interest rate swaps	$7	$3	$11	$5
Interest rate options	(1)	—	(1)	1
Interest rate futures and forward commitments	(1)	—	(1)	—
Other contracts	2	2	5	5

Total capital markets and investment income	7	5	14	11

Mortgage income
Interest rate swaps	22	17	19	12
Interest rate options	12	(1)	17	(29)
Interest rate futures and forward commitments	(3)	16	13	18

Total mortgage income	31	32	49	1

	$38	$37	$63	$12

Credit risk, defined as all positive exposures not collateralized with cash or other financial instruments, at June 30, 2012 and 2011, totaled approximately $850 million and $772 million, respectively. This amount represents the net credit risk on all trading and other derivative positions held by Regions.

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

Regions’ maximum potential amount of future payments under these contracts as of June 30, 2012 was approximately $34 million. This scenario would only occur if variable interest rates were at zero percent and all counterparties defaulted with zero recovery. The fair value of sold protection at June 30, 2012 and 2011 was immaterial. In transactions where Regions has sold credit protection, recourse to collateral associated with the original swap transaction is available to offset some or all of Regions’ obligation.

CONTINGENT FEATURES

Certain of Regions’ derivative instrument contracts with broker-dealers contain provisions allowing those broker-dealers to terminate the contracts in the event that Regions’ and/or Regions Bank’s credit ratings falls below specified ratings from certain major credit rating agencies. At June 30, 2012, Moody’s credit ratings for Regions Financial Corporation and Regions Bank were below investment grade. As a result of these ratings, certain Regions Bank broker-dealer counterparties could have terminated these contracts at their discretion. In lieu of terminating the contracts, Regions Bank and certain of its broker-dealer counterparties amended the contracts such that Regions Bank was required to post additional collateral in the cumulative amount of $186 million to these counterparties as of June 30, 2012.

Some of these contracts with broker-dealers still contain credit-related termination provisions and/or credit-related provisions regarding the posting of collateral. At June 30, 2012, the net fair value of such contracts containing credit-related termination provisions that were in a liability position was $455 million, for which Regions had posted collateral of $581 million. At June 30, 2012, the net fair value of contracts that do not contain credit-related termination provisions that were in a liability position was $291 million, for which Regions had posted collateral of $281 million. Other derivative contracts with broker-dealers do not contain any credit-related provisions. These counterparties require complete overnight collateralization.

The aggregate fair value of all derivative instruments with any credit-risk-related contingent features that were in a liability position on June 30, 2012 and December 31, 2011, was $546 million and $425 million, respectively, for which Regions had posted collateral of $670 million and $531 million, respectively, in the normal course of business.

NOTE 13—Fair Value Measurements

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

See Note 1 “Summary of Significant Accounting Policies” to the consolidated financial statements of the 2011 Annual Report on Form 10-K for a description of valuation methodologies for assets and liabilities measured at fair value on a recurring and non-recurring basis. Regions rarely transfers assets and liabilities measured at fair value between Level 1 and Level 2 measurements. There were no such transfers during the six month periods ended June 30, 2012 and 2011. Trading account assets are periodically transferred into or out of Level 3 valuation based on management’s conclusion regarding the best method of pricing for an individual security. Such transfers are accounted for as if they occur at the beginning of a reporting period.

The following tables present assets and liabilities measured at fair value on a recurring basis and non-recurring basis as of June 30, 2012 and December 31, 2011:

	June 30, 2012				December 31, 2011
	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
	(In millions)
Recurring fair value measurements
Trading account assets
U.S. Treasury securities	$—	$—	$—	$—	$212	$3	$—	$215
Obligations of states and political subdivisions	—	—	—	—	—	101	139	240
Mortgage-backed securities:
Residential agency	—	—	—	—	—	359	—	359
Commercial agency	—	—	—	—	—	—	51	51
Other securities	—	—	—	—	—	35	1	36
Equity securities	110	—	—	110	365	—	—	365

Total trading account assets (1)	$110	$—	$—	$110	$577	$498	$191	$1,266

Securities available for sale
U.S. Treasury securities	$51	$—	$—	$51	$98	$—	$—	$98
Federal agency securities	—	235	—	235	—	147	—	147
Obligations of states and political subdivisions	—	14	—	14	—	16	20	36
Mortgage-backed securities:
Residential agency	—	23,494	—	23,494	—	22,175	—	22,175
Residential non-agency	—	—	14	14	—	—	16	16
Commercial agency	—	514	—	514	—	326	—	326
Commercial non-agency	—	637	—	637	—	321	—	321
Other debt securities	—	1,549	2	1,551	—	537	—	537
Equity securities (2)	107	—	—	107	115	—	—	115

Total securities available for sale	$158	$26,443	$16	$26,617	$213	$23,522	$36	$23,771

Mortgage loans held for sale	$—	$950	$—	$950	$—	$844	$—	$844

Mortgage servicing rights	$—	$—	$179	$179	$—	$—	$182	$182

Derivative assets
Interest rate swaps	$—	$2,059	$—	$2,059	$—	$2,758	$—	$2,758
Interest rate options	—	4	30	34	—	28	13	41
Interest rate futures and forward commitments	—	8	—	8	—	11	—	11
Other contracts	—	48	—	48	—	43	—	43

Total derivative assets (3) (4)	$—	$2,119	$30	$2,149	$—	$2,840	$13	$2,853

Trading account liabilities
U.S. Treasury securities	$—	$—	$—	$—	$—	$97	$—	$97
Obligations of states and political subdivisions	—	—	—	—	—	2	—	2
Mortgage-backed securities:
Residential agency	—	—	—	—	—	133	—	133
Commercial agency	—	—	—	—	—	—	5	5
Other securities	—	—	—	—	—	16	2	18
Equity securities	—	—	—	—	1	—	—	1

Total trading account liabilities (5)	$—	$—	$—	$—	$1	$248	$7	$256

Derivative liabilities
Interest rate swaps	$—	$1,953	$—	$1,953	$—	$2,416	$—	$2,416
Interest rate options	—	4	—	4	—	28	—	28
Interest rate futures and forward commitments	—	22	—	22	—	34	—	34
Other contracts	—	46	—	46	—	36	—	36

Total derivative liabilities (3) (4)	$—	$2,025	$—	$2,025	$—	$2,514	$—	$2,514

Nonrecurring fair value measurements
Loans held for sale	$—	$31	$77	$108	$—	$36	$195	$231
Foreclosed property, other real estate and equipment	—	70	48	118	—	91	162	253

(1)

All trading account assets at December 31, 2011 were related to Morgan Keegan (see Note 2 for further discussion regarding the sale of Morgan Keegan) with the exception of $178 million of which all were classified as Level 1 in the table. The Morgan Keegan items do not appear in the June 30, 2012 amounts, as the sale was closed during the second quarter of 2012.

(2)	Excludes Federal Reserve Bank and Federal Home Loan Bank stock totaling $480 million and $135 million at June 30, 2012 and $481 million and $219 million December 31, 2011, respectively.

(3)

At June 30, 2012, derivatives include approximately $1.2 billion related to legally enforceable master netting agreements that allow the Company to settle positive and negative positions. Derivatives are also presented excluding cash collateral received of $57 million and cash collateral posted of $881 million with counterparties. At December 31, 2011, derivatives include approximately $1.4 billion related to legally enforceable master netting agreements that allow the Company to settle positive and negative positions. Derivatives are also presented excluding cash collateral received of $55 million and cash collateral posted of $732 million with counterparties.

(4)

Derivative assets and liabilities both include $454 million of interest rate swaps and $23 million of interest rate options at December 31, 2011 related to Morgan Keegan, all of which are classified as Level 2 in the table. These items do not appear in the June 30, 2012 amounts, as they were included with the sale of Morgan Keegan.

(5)	All trading account liabilities are related to Morgan Keegan at December 31, 2011. These items do not appear in the June 30, 2012 amounts as they were included with the sale of Morgan Keegan.

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

The following tables illustrate a rollforward for all assets and (liabilities) measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months and six ended June 30, 2012 and 2011, respectively. The tables do not reflect the change in fair value attributable to any related economic hedges the Company used to mitigate the interest rate risk associated with these assets and (liabilities).

	Three Months Ended June 30, 2012
													Net change in unrealized gains (losses) in included in earnings related to assets and liabilities held at June 30, 2012
			Total Realized / Unrealized Gains or Losses
	Opening Balance April 1, 2012	Disposition of Morgan Keegan	Included in Earnings		Included in Other Compre- hensive Income (Loss)	Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3	Closing Balance June 30, 2012
	(In millions)
Level 3 Instruments Only
Trading account assets:
Obligations of states and political subdivisions	$124	(124)	—		—	—	—	—	—	—	—	$—	$—
Commercial agency MBS	104	(104)	—		—	—	—	—	—	—	—	—	—
Other securities	13	(13)	—		—	—	—	—	—	—	—	—	—

Total trading account assets (b)	$241	(241)	—		—	—	—	—	—	—	—	$—	$—

Securities available for sale:
Obligations of states and political subdivisions	$16	—	—		—	—	(16)	—	—	—	—	$—	$—
Residential non-agency MBS	15	—	—		—	—	—	—	(1)	—	—	14	—
Other debt securities	3	—	—		—	—	—	—	—	—	(1)	2	—

Total securities available for sale	$34	—	—		—	—	(16)	—	(1)	—	(1)	$16	$—

Mortgage servicing rights	$199	—	(34	)(a)	—	14	—	—	—	—	—	$179	$(26	)(a)

Trading account liabilities:
Mortgage-backed securities:
Commercial agency	$42	(42)	—		—	—	—	—	—	—	—	$—	$—
Other securities	10	(10)	—		—	—	—	—	—	—	—	—	—

Total trading account liabilities (b)	$52	(52)	—		—	—	—	—	—	—	—	$—	$—

Derivatives, net:
Interest rate options	$18	—	70		—	—	—	—	(58)	—	—	$30	$30	(a)

Total derivatives, net	$18	—	70	(a)	—	—	—	—	(58)	—	—	$30	$30	(a)

(a)	Included in mortgage income.
(b)	All amounts related to trading account assets and trading account liabilities are related to Morgan Keegan (see Note 2 for discussion of sale of Morgan Keegan).

	Three Months Ended June 30, 2011
												Net change in unrealized gains (losses) included in earnings related to assets and liabilities held at June 30, 2011
		Total Realized / Unrealized Gains or Losses
	Opening Balance April 1, 2011	Included in Earnings		Included in Other Compre- hensive Income (Loss)	Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3	Closing Balance June 30, 2011
	(In millions)
Level 3 Instruments Only
Trading account assets (c):
Obligations of states and political subdivisions	$162	3		—	2	—	—	(19)	—	—	$148		$—
Commercial agency MBS	84	2		—	312	—	—	(337)	—	—	61		—
Other securities	6	6		—	2,249	—	—	(2,256)	—	—	5		—

Total trading account assets (d)	$252	11	(a)	—	2,563	—	—	(2,612)	—	—	$214		$—

Securities available for sale:
Obligations of states and political subdivisions	$17	—		—	—	—	—	—	—	—	$17		$—
Residential non-agency MBS	20	1		(1)	—	(2)	—	(1)	—	—	17		—

Total securities available for sale	$37	1		(1)	—	(2)	—	(1)	—	—	$34		$—

Mortgage servicing rights	$282	(33	)(b)	—	19	—	—	—	—		$268		$(28	)(b)

Trading account liabilities (c):
Mortgage-backed securities:
Commercial agency	$13	—		—	—	—	—	3	—	—	$16		$—
Other securities	12	—		—	(18)	—	—	11	—	—	5		—

Total trading account liabilities (d)	$25	—		—	(18)	—	—	14	—	—	$21	$

Derivatives, net:
Interest rate options	$5	25	(b)	—	—	—	—	(25)	—	—	$5		$5	(b)
Interest rate futures and forward commitments	3	—		—	—	—	—	1	—	—	4		—

Total derivatives, net	$8	25		—	—	—	—	(24)	—	—	$9		$5

(a)	Included in discontinued operations, on a net basis.
(b)	Included in mortgage income.
(c)	Income from trading account assets primarily represents gains/(losses) on disposition, which inherently includes commissions on security transactions during the period.
(d)	All amounts related to trading account assets and trading account liabilities are related to Morgan Keegan (see Note 2 for discussion of sale of Morgan Keegan).

	Six Months Ended June 30, 2012
													Net change in unrealized gains (losses) included in earnings related to assets and liabilities held at June 30, 2012
		Total Realized / Unrealized Gains or Losses
	Opening Balance January 1, 2012	Included in Earnings		Included in Other Compre- hensive Income (Loss)	Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3	Disposition of Morgan Keegan	Closing Balance June 30, 2012
	(In millions)
Level 3 Instruments Only
Trading account assets: (c)
Obligations of states and political subdivisions	$139	(3)		—	4	—	—	(16)	—	—	(124)	$—	$—
Commercial agency MBS	51	2		—	368	—	—	(317)	—	—	(104)	—	—
Other securities	1	4		—	2,248	—	—	(2,240)	—	—	(13)	—	—

Total trading account assets (d)	$191	3	(a)	—	2,620	—	—	(2,573)	—	—	(241)	$—	$—

Securities available for sale:
Obligations of states and political subdivisions	$20	—		(2)	—	(16)	—	(2)	—	—	—	$—	$—
Residential non-agency MBS	16	—		—	—	—	—	(2)	—	—	—	14	—
Other debt securities	—	—		—	—	—	—	—	3	(1)	—	2	—

Total securities available for sale	$36	—		(2)	—	(16)	—	(4)	3	(1)	—	$16	$—

Mortgage servicing rights	$182	(31	)(b)	—	28	—	—	—	—	—	—	$179	$(17	)(b)

Trading account liabilities: (c)
Mortgage-backed securities:
Commercial agency	$5	—		—	37	—	—	—	—	—	(42)	$—	$—
Other securities	2	—		—	12	—	—	(4)	—	—	(10)	—	—

Total trading account liabilities (d)	$7	—		—	49	—	—	(4)	—	—	(52)	$—	$—

Derivatives, net:
Interest rate options	$13	111		—	—	—	—	(94)	—	—	—	$30	$48	(b)

Total derivatives, net	$13	111	(b)	—	—	—	—	(94)	—	—	—	$30	$48	(b)

(a)	Included in discontinued operations, on a net basis.
(b)	Included in mortgage income.
(c)	Income from trading account assets primarily represents gains/(losses) on disposition, which inherently includes commissions on security transactions during the period.
(d)	All amounts related to trading account assets and trading account liabilities are related to Morgan Keegan (see Note 2 for discussion of sale of Morgan Keegan).

	Six Months Ended June 30, 2011
												Net change in unrealized gains (losses) included in earnings related to assets and liabilities held at June 30, 2011
		Total Realized / Unrealized Gains or Losses
	Opening Balance January 1, 2011	Included in Earnings		Included in Other Compre- hensive Income (Loss)	Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3	Closing Balance June 30, 2011
	(In millions)
Level 3 Instruments Only
Trading account assets: (c)
Obligations of states and political subdivisions	$165	2		—	8	—	—	(27)	—	—	$148	$—
Commercial agency MBS	54	3		—	477	—	—	(474)	1	—	61	—
Other securities	10	11		—	4,278	—	—	(4,294)	—	—	5	—

Total trading account assets (d)	$229	16	(a)	—	4,763	—	—	(4,795)	1	—	$214	$—

Securities available for sale:
Obligations of states and political subdivisions	$17	—		—	—	—	—	—	—	—	$17	$—
Residential non-agency MBS	22	1		(1)	—	(2)	—	(3)	—	—	17	—

Total securities available for sale	$39	1		(1)	—	(2)	—	(3)	—	—	$34	$—

Mortgage servicing rights	$267	(34	)(b)	—	35	—	—	—	—	—	$268	$(23	)(b)

Trading account liabilities: (c)
Mortgage-backed securities:
Commercial agency	$6	—		—	—	—	—	10	—	—	$16	$—
Other securities	4	—		—	(27)	—	—	28	—	—	5	—

Total trading account liabilities (d)	$10	—		—	(27)	—	—	38	—	—	$21	$—

Derivatives, net:
Interest rate options	$3	40		—	—	—	—	(38)	—	—	$5	$5	(b)
Interest rate futures and forward commitments	5	—		—	—	—	—	(1)	—	—	4	—

Total derivatives, net	$8	40	(b)	—	—	—	—	(39)	—	—	$9	$5	(b)

(a)	Included in discontinued operations, on a net basis.
(b)	Included in mortgage income.
(c)	Income from trading account assets primarily represents gains/(losses) on disposition, which inherently includes commissions on security transactions during the period.
(d)	All amounts related to trading account assets and trading account liabilities are related to Morgan Keegan (see Note 2 for discussion of sale of Morgan Keegan).

The following table presents the fair value adjustments related to non-recurring fair value measurements:

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
	(In millions)
Loans held for sale	$(45)	$(198)	$(101)	$(305)
Foreclosed property, other real estate and equipment	(19)	(97)	(38)	(137)

The following table presents detailed information regarding assets and liabilities measured at fair value using significant unobservable inputs (Level 3) as of June 30, 2012. The table includes the valuation techniques and the significant unobservable inputs utilized. The range of each unobservable input as well as the weighted average within the range utilized at June 30, 2012 is included. Following the table is a description of the valuation technique and the sensitivity of the technique to changes in the significant unobservable input.

	June 30, 2012
	Level 3 Fair Value at June 30, 2012	Valuation Technique	Unobservable Input(s)	Quantitative Range of Unobservable Inputs and (Weighted-Average)
	(Dollars in millions)
Recurring fair value measurements:

Securities available for sale:

Mortgage-backed securities:
Residential non-agency	$14	Discounted cash flow	Spread to LIBOR	5.3% - 69.8% (17.3%)
			Weighted-average prepayment speed (CPR; percentage)	8.8% - 32.3% (12.7%)
			Probability of default	0.2% - 1.2% (1.0%)
			Loss severity	40.4% - 100% (49.4%)

Other debt securities	$2	Comparable Quote	Evaluated quote on same issuer/comparable bond	97.9% - 100% (99.2%)
			Comparability adjustments	2.1% (2.1%)

Mortgage servicing rights (a)	$179	Discounted cash flow	Weighted-average prepayment speed (CPR; percentage)	5.3% - 30.6% (18.4%)
			Option-adjusted spread (basis points)	9.5 - 32.0 (1,332)
Derivative assets
Interest rate options	$30	Discounted cash flow	Weighted-average prepayment speed (CPR; percentage)	5.3% - 30.6% (18.4%)
			Option-adjusted spread (basis points)	9.5 - 32.0 (1,332)
			Pull-through	33.3% - 99.8% (75.8%)
Nonrecurring fair value measurements:

Loans held for sale	$77	Multiple data points, including discount to appraised value of collateral based on recent market activity for sales of similar loans	Appraisal compatability adjustment (discount)	0.0% - 84.0% (44.6%)
Foreclosed property and other real estate	$48	Discount to appraised value of property based on recent market activity for sales of similar properties	Appraisal compatability adjustment (discount)	4.5% - 93.3% (46.5%)

(a)	See Note 5 for additional disclosures related to assumptions used in the fair value calculation for mortgage servicing rights.

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

Mortgage Servicing Rights

The significant unobservable inputs used in the fair value measurement of mortgage servicing rights are option adjusted spreads (“OAS”) and prepayment speed. This method requires generating cash flow projections over multiple interest rate scenarios and discounting those cash flows at a risk adjusted rate. Additionally, the impact of prepayments and changes in the option adjusted spread are based on a variety of underlying inputs such as servicing costs. Increases or decreases to the underlying cash flow inputs will have a corresponding impact on the value of the MSR asset. See Note 5 for additional disclosures related to assumptions used in the fair value calculation for mortgage servicing rights.

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

The following table summarizes the difference between the aggregate fair value and the aggregate unpaid principal balance for mortgage loans held for sale measured at fair value:

	June 30, 2012			December 31, 2011
	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal
	(In millions)
Mortgage loans held for sale, at fair value	$950	$908	$42	$844	$815	$29

Interest income on mortgage loans held for sale is recognized based on contractual rates and is reflected in interest income on loans held for sale in the consolidated statements of income. The following table details net gains resulting from changes in fair value of these loans which were recorded in mortgage income in the consolidated statements of income during the three months and six months ended June 30, 2012 and 2011, respectively. These changes in fair value are mostly offset by economic hedging activities. An immaterial portion of these amounts was attributable to changes in instrument-specific credit risk.

	Mortgage loans held for sale, at fair value
	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
	(In millions)
Net gains resulting from changes in fair value	$22	$5	$12	$23

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

Short-term and long-term borrowings: The carrying amounts of short-term borrowings reported in the consolidated balance sheets approximate the estimated fair values, and are considered Level 2 measurements as similar instruments are traded in active markets. The fair values of certain long-term borrowings are estimated using quoted market prices of identical instruments, and are considered Level 1 measurements. If identical instruments are not available, fair values are estimated using quoted market prices for similar instruments and are considered Level 2 valuations. Otherwise, valuations are based on a combination of non-binding broker quotes and quoted prices for identical instruments in non-active markets and are considered Level 3 valuations.

Loan commitments and letters of credit: The estimated fair values for these off-balance sheet instruments are based on probabilities of funding to project future loan fundings, which are discounted using the loan methodology described above. The premiums/discounts are adjusted for the time value of money over the average remaining life of the commitments and the opportunity cost associated with regulatory requirements. Because the probabilities of funding and loan valuations are not observable in the market and are considered company specific inputs, these are Level 3 valuations.

Indemnification obligation: The estimated fair value of the indemnification obligation was determined through the use of a present value calculation that takes into account the future cash flows that a market participant would expect to receive from holding the indemnification liability as an asset. Regions performed a probability-weighted cash flow analysis and discounted the result at a credit-adjusted risk free rate. Because the future cash flows and probability weights are company-specific inputs, this is a Level 3 valuation.

The carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of the Company’s financial instruments as of June 30, 2012 are as follows:

	June 30, 2012
	Carrying Amount	Estimated Fair Value (1)	Level 1	Level 2	Level 3
	(In millions)
Financial assets:
Cash and cash equivalents	$3,766	$3,766	$3,766	$—	$—
Trading account assets	110	110	110	—	—
Securities available for sale	27,232	27,232	158	27,058	16
Securities held to maturity	13	14	3	11	—
Loans held for sale	1,187	1,187	—	981	206
Loans (excluding leases), net of unearned income and allowance for loan losses (2), (3)	72,427	65,046	—	—	65,046
Other interest-earning assets	901	901	—	901	—
Derivatives, net	124	124	—	94	30
Financial liabilities:
Deposits	95,098	95,204	—	95,204	—
Short-term borrowings	3,306	3,306	—	3,306	—
Long-term borrowings	6,230	6,013	291	—	5,722
Loan commitments and letters of credit	129	640	—	—	640
Indemnification obligation	383	383	—	—	383

(1)

Estimated fair values are consistent with an exit price concept. The assumptions used to estimate the fair values are intended to approximate those that a market participant would use in a hypothetical orderly transaction. In estimating fair value, the Company makes adjustments for interest rates, market liquidity and credit spreads as appropriate.

(2)

The estimated fair value of portfolio loans assumes sale of the loans to a third-party financial investor. Accordingly, the value to the Company if the loans were held to maturity is not reflected in the fair value estimate. In the current whole loan market, financial investors are generally requiring a higher rate of return than the return inherent in loans if held to maturity. The fair value discount at June 30, 2012 was $7.4 billion or 10.2 percent.

(3)	Excluded from this table is the lease carrying amount of $1.5 billion at June 30, 2012.

The carrying amounts and estimated fair values of the Company’s financial instruments as of December 31, 2011 are as follows:

	December 31, 2011
	Carrying Amount	Estimated Fair Value (1)
	(In millions)
Financial assets:
Cash and cash equivalents	$7,245	$7,245
Trading account assets	1,266	1,266
Securities available for sale	24,471	24,471
Securities held to maturity	16	17
Loans held for sale	1,193	1,193
Loans (excluding leases), net of unearned income and allowance for loan losses (2), (3)	73,284	65,224
Other interest-earning assets	1,085	1,085
Derivatives, net	339	339
Financial liabilities:
Deposits	95,627	95,757
Short-term borrowings	3,067	3,067
Long-term borrowings	8,110	7,439
Loan commitments and letters of credit	117	756

(1)

Estimated fair values are consistent with an exit price concept. The assumptions used to estimate the fair values are intended to approximate those that a market participant would use in a hypothetical orderly transaction. In estimating fair value, the Company makes adjustments for interest rates, market liquidity and credit spreads as appropriate.

(2)

The estimated fair value of portfolio loans assumes sale of the loans to a third-party financial investor. Accordingly, the value to the Company if the loans were held to maturity is not reflected in the fair value estimate. In the current whole loan market, financial investors are generally requiring a higher rate of return than the return inherent in loans if held to maturity. The fair value discount at December 31, 2011 was $8.1 billion or 11.0 percent.

(3)	Excluded from this table is the lease carrying amount of $1.6 billion at December 31, 2011.

NOTE 14—Business Segment Information

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

The Investment Banking/Brokerage/Trust segment includes trust activities and all brokerage and investment activities associated with Morgan Keegan. As discussed in Note 2, in early 2012 Regions entered into an agreement to sell Morgan Keegan and related entities, which closed on April 2, 2012. The financial information related to these entities is shown in the tables below as discontinued operations, within the Investment Banking/Brokerage/Trust segment. The continuing operations information within this segment is primarily related to Regions’ trust activities, which were not sold. See Note 2 for further details.

The following tables present financial information for each reportable segment for the period indicated.

	Three Months Ended June 30, 2012
			Investment Banking/ Brokerage/Trust
	Banking/ Treasury	Insurance	Continuing Operations	Discontinued Operations	Total Company
	(In millions)
Net interest income	$828	$1	$9	$—	$838
Provision for loan losses	26	—	—	—	26
Non-interest income	420	35	52	15	522
Non-interest expense	778	25	39	11	853
Income tax expense	112	4	10	—	126

Net income	$332	$7	$12	$4	$355

Average assets	$117,729	$553	$4,144	$49	$122,475

	Three Months Ended June 30, 2011
			Investment Banking/ Brokerage/Trust
	Banking/ Treasury	Insurance	Continuing Operations	Discontinued Operations	Total Company
	(In millions)
Net interest income	$848	$—	$8	$8	$864
Provision for loan losses	398	—	—	—	398
Non-interest income	452	33	58	238	781
Non-interest expense	889	23	44	242	1,198
Income tax expense (benefit)	(29)	3	(8)	(26)	(60)

Net income	$42	$7	$30	$30	$109

Average assets	$123,429	$520	$3,489	$3,240	$130,678

	Six Months Ended June 30, 2012
			Investment Banking/ Brokerage/Trust
	Banking/ Treasury	Insurance	Continuing Operations	Discontinued Operations	Total Company
	(In millions)
Net interest income	$1,645	$1	$19	$7	$1,672
Provision for loan losses	143	—	—	—	143
Non-interest income	861	69	101	255	1,286
Non-interest expense	1,626	50	79	323	2,078
Income tax expense (benefit)	184	7	17	(25)	183

Net income (loss)	$553	$13	$24	$(36)	$554

Average assets	$118,355	$549	$4,187	$1,413	$124,504

	Six Months Ended June 30, 2011
			Investment Banking/ Brokerage/Trust
	Banking/ Treasury	Insurance	Continuing Operations	Discontinued Operations	Total Company
	(In millions)
Net interest income	$1,695	$1	$15	$16	$1,727
Provision for loan losses	880	—	—	—	880
Non-interest income	944	70	109	501	1,624
Non-interest expense	1,757	49	82	477	2,365
Income tax expense (benefit)	(71)	8	—	(9)	(72)

Net income	$73	$14	$42	$49	$178

Average assets	$123,695	$521	$3,495	$3,233	$130,944

NOTE 15—Commitments and Contingencies

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

Credit risk associated with these instruments is represented by the contractual amounts indicated in the following table:

	June 30 2012	December 31 2011
	(In millions)
Unused commitments to extend credit	$36,020	$37,872
Standby letters of credit	2,016	2,084
Commercial letters of credit	42	33
Liabilities associated with standby letters of credit	37	37
Assets associated with standby letters of credit	36	36
Reserve for unfunded credit commitments	91	78

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

INDEMNIFICATION OBLIGATION

As discussed in Note 2, on April 2, 2012 (“Closing Date”), Regions closed the sale of Morgan Keegan Company, Inc. and related affiliates to Raymond James Financial Inc. (“Raymond James”). In connection with the sale, Regions agreed to indemnify Raymond James for all legal matters related to pre-closing activities, including matters filed subsequent to the Closing Date that relate to actions that occurred prior to closing. Losses under the indemnification include legal and other expenses, such as costs for judgments, settlements and awards associated with the defense and resolution of the indemnified matters. The maximum potential amount of future payments that Regions could be required to make under the indemnification is indeterminable due to the indefinite term of some of the obligations. However, Regions expects the majority of ongoing legal matters to be resolved within approximately three years.

As of the Closing Date, the fair value of the indemnification obligation, which includes defense costs and unasserted claims, was approximately $385 million, of which approximately $256 million was recognized as a reduction to the gain on sale of Morgan Keegan. In accordance with the Stock Purchase Agreement, indemnified losses will be reimbursed once they exceed the dollar value of the reserves related to pending or threatened claims or contingent liabilities that were on the books of Morgan Keegan as of the Closing Date. The fair value was determined through the use of a present value calculation that takes into account the future cash flows that a market participant would expect to receive from holding the indemnification liability as an asset. Regions performed a probability-weighted cash flow analysis and discounted the result at a credit-adjusted risk free rate. The fair value of the indemnification liability includes amounts that Regions had previously determined meet the definition of probable and reasonably estimable. To date, Regions has not incurred any material costs as a result of the indemnification obligation and no amounts have been reimbursed to Raymond James. As of June 30, 2012, the carrying value of the indemnification obligation is approximately $383 million.

LEGAL CONTINGENCIES

Regions and its affiliates are subject to loss contingencies related to litigation and claims arising in the ordinary course of business. Regions evaluates these contingencies based on information currently available, including advice of counsel and assessment of available insurance coverage. Regions establishes accruals for litigation and claims when a loss contingency is considered probable and the related amount is reasonably estimable. Any accruals are periodically reviewed and may be adjusted as circumstances change. In addition, as previously discussed, Regions has agreed to indemnify Raymond James for all legal matters resulting from pre-closing activities in conjunction with the sale of Morgan Keegan and has recorded an indemnification obligation at fair value in the amount of $383 million as of June 30, 2012. When able to do so, Regions also estimates loss contingencies for possible litigation and claims, whether or not there is an accrued probable loss. Where Regions is able to estimate such possible losses, Regions estimates that it is reasonably possible it could incur losses, in excess of amounts accrued, in an aggregate amount up to approximately $200 million as of June 30, 2012, with it also being reasonably possible that Regions could incur no losses in excess of amounts accrued. The legal contingencies included in the reasonably possible estimate include those that are subject to the indemnification agreement with Raymond James.

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

Beginning in December 2007, Regions and certain of its affiliates have been named in class-action lawsuits filed in federal and state courts on behalf of investors who purchased shares of certain Regions Morgan Keegan Select Funds (the “Funds”) and shareholders of Regions. The Funds were formerly managed by Regions Investment Management, Inc. (“Regions Investment Management”). Regions Investment Management no longer manages these Funds, which were transferred to Hyperion Brookfield Asset Management in 2008. Certain of the Funds have since been terminated by Hyperion. The complaints contain various allegations, including claims that the Funds and the defendants misrepresented or failed to disclose material facts relating to the activities of the Funds. Plaintiffs have requested equitable relief and unspecified monetary damages. These cases are in various stages and no classes have been certified. Settlement discussions are ongoing in certain cases. Certain of the shareholders in these Funds and other interested parties have entered into arbitration proceedings and individual civil claims, in lieu of participating in the class actions. These lawsuits and proceedings are subject to the indemnification agreement with Raymond James discussed above.

In July 2009, the Securities and Exchange Commission (“SEC”) filed a complaint in U.S. District Court for the Northern District of Georgia against Morgan Keegan alleging violations of the federal securities laws in connection with auction rate securities (“ARS”) that Morgan Keegan underwrote, marketed and sold. The SEC sought an injunction against Morgan Keegan for violations of the antifraud provisions of the federal securities laws, as well as disgorgement, financial penalties and other equitable relief for customers, including repurchase by Morgan Keegan of all ARS that it sold prior to March 20, 2008. Beginning in February 2009, Morgan Keegan commenced a voluntary program to repurchase ARS that it underwrote and sold to the firm’s customers, and extended that repurchase program on October 1, 2009 to include ARS that were sold by Morgan Keegan to its customers but were underwritten by other firms. On June 29, 2011, Morgan Keegan announced the final phase of the repurchase program to include ARS issued by Jefferson County, Alabama that were sold by Morgan Keegan to its customers. On June 28, 2011, the Court issued a summary judgment in favor of Morgan Keegan in this case. The SEC has appealed that judgment. On May 2, 2012, the Eleventh Circuit granted the SEC’s appeal and remanded the case to the District Court. Previously on July 21, 2009, the Alabama Securities Commission issued a “Show Cause” order to Morgan Keegan arising out of the ARS matter that is the subject of the SEC complaint described above. The order requires Morgan Keegan to show cause why its registration as a broker-dealer should not be suspended or revoked in the State of Alabama and also why it should not be subject to disgorgement, repurchasing all ARS sold to Alabama residents and payment of costs and penalties. These matters are subject to the indemnification agreement with Raymond James.

In October 2010, a purported class-action lawsuit was filed by Regions’ stockholders in the U.S. District Court for the Northern District of Alabama against Regions and certain former officers of Regions. The lawsuit alleges violations of the federal securities laws, including allegations that statements that were materially false and misleading were included in filings made with the SEC. The plaintiffs have requested equitable relief and unspecified monetary damages. On June 7, 2011, the trial court denied Regions’ motion to dismiss this lawsuit. On June 14, 2012, the trial court granted class certification. Regions is seeking appellate review of the class certification. Discovery is ongoing.

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

In July 2006, Morgan Keegan and a former Morgan Keegan analyst were named as defendants in a lawsuit filed by a Canadian insurance and financial services company and its American subsidiary in the Circuit Court of Morris County, New Jersey. Plaintiffs made claims under a civil Racketeer Influenced and Corrupt Organizations (“RICO”) statute, for commercial disparagement, tortious interference with contractual relationships, tortious interference with prospective economic advantage and common law conspiracy. Plaintiffs allege that defendants engaged in a multi-year conspiracy to publish and disseminate false and defamatory information about plaintiffs to improperly drive down plaintiff stock price, so that others could profit from short positions. Plaintiffs allege that defendants’ actions damaged their reputations and harmed their business relationships. Plaintiffs allege a number of categories of damages they sustained, including lost insurance business, lost financings and increased financing costs, increased audit fees and directors and officers insurance premiums and lost acquisitions, and have requested monetary damages. These claims were never considered to be meritorious, but some of the claims survived an extended motion practice and discovery process. On May 11, 2012, the trial court ruled that New York law applied to plaintiff’s RICO claims, therefore the claims are not subject to treble damages. On June 27, 2012, the trial court dismissed plaintiffs’ tortious interference with prospective relations claim, but allowed other claims to go forward. Both the May 11 and June 27 orders are currently being re-heard. A jury trial is currently set to begin on September 10, 2012. These matters are subject to the indemnification agreement with Raymond James.

While the final outcome of litigation and claims exposures is inherently unpredictable, management is currently of the opinion that the outcome of pending and threatened litigation would not have a material effect on Regions’ business, consolidated financial position, results of operations or cash flows as a whole. However, in the event of unexpected future developments, it is reasonably possible that an adverse outcome in any of the matters discussed above could be material to Regions’ business, consolidated financial position, results of operations or cash flows for any particular reporting period of occurrence.

NOTE 16—Recent Accounting Pronouncements

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

In May 2011, the FASB issued new guidance to create a uniform framework for applying fair value measurement principles for companies around the world. The new guidance eliminates differences between GAAP and International Financial Reporting Standards (“IFRS”) issued by the International Accounting Standards Board. New disclosures required by the guidance include: quantitative information about the significant unobservable inputs used for Level 3 measurements; a qualitative discussion about the sensitivity of recurring Level 3 measurements to changes in the unobservable inputs disclosed, including the interrelationship between inputs; and a description of the company’s valuation processes. This guidance is effective for interim and annual periods beginning after December 15, 2011. Regions adopted this guidance beginning with first quarter 2012 financial reporting. See Note 13 for the newly-required disclosures.

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

INTRODUCTION

The following discussion and analysis is part of Regions Financial Corporation’s (“Regions” or the “Company”) Quarterly Report on Form 10-Q to the Securities and Exchange Commission (“SEC”) and updates Regions’ Form 10-K for the year ended December 31, 2011, which was previously filed with the SEC. This financial information is presented to aid in understanding Regions’ financial position and results of operations and should be read together with the financial information contained in the Form 10-K. Certain prior period amounts presented in this discussion and analysis have been reclassified to conform to current period classifications, except as otherwise noted. The emphasis of this discussion will be on the three and six months ended June 30, 2012 compared to the three and six months ended June 30, 2011 for the statement of income. For the balance sheet, the emphasis of this discussion will be the balances as of June 30, 2012 compared to December 31, 2011.

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

Regions conducts its banking operations through Regions Bank, an Alabama chartered commercial bank that is a member of the Federal Reserve System. At June 30, 2012, Regions operated 1,719 total branch outlets in Alabama, Arkansas, Florida, Georgia, Illinois, Indiana, Iowa, Kentucky, Louisiana, Mississippi, Missouri, North Carolina, South Carolina, Tennessee, Texas and Virginia. Regions provides full-line insurance brokerage services primarily through Regions Insurance, Inc.

On January 11, 2012, Regions entered into a stock purchase agreement to sell Morgan Keegan & Company, Inc. (“Morgan Keegan”) and related affiliates to Raymond James Financial, Inc. (“Raymond James”). The sale closed on April 2, 2012. Regions Investment Management and Regions Trust were not included in the sale. See Note 2 to the consolidated financial statements for further discussion.

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

SECOND QUARTER HIGHLIGHTS

Regions reported net income available to common shareholders of $284 million, or $0.20 per diluted share, in the second quarter of 2012 compared to net income available to common shareholders of $55 million, or $0.04 per diluted share, in the second quarter of 2011. A decline in the second quarter 2012 provision for loan losses was the primary driver of the improvement in results from continuing operations from the prior year period.

Net charge-offs totaled $265 million, or an annualized 1.39 percent of average loans, in the second quarter of 2012, compared to $548 million, or an annualized 2.71 percent for the second quarter of 2011. Net charge-offs were lower across most major loan categories when comparing the 2012 period to the prior year period, except for the consumer credit card portfolio which was purchased in the second quarter of 2011.

The provision for loan losses totaled $26 million in the second quarter of 2012 compared to $398 million during the second quarter of 2011. Credit metrics, including net charge-offs, non-accrual, criticized and classified loan balances, and inflows of non-performing loans showed continued improving trends.

The allowance for loan losses at June 30, 2012 was 3.01 percent of total loans, net of unearned income, compared to 3.54 percent at December 31, 2011. Total non-performing assets were $2.3 billion at June 30, 2012, compared to $3.0 billion at December 31, 2011.

For the second quarter of 2012, net interest income (taxable-equivalent basis) from continuing operations totaled $850 million compared to $864 million in the second quarter of 2011. The net interest margin (taxable-equivalent basis) was 3.16 percent in the second quarter of 2012 compared to 3.07 percent in the second quarter of 2011. Overall declines in loan balances and average earning assets were offset by continued improvements in deposit costs, which was 0.32 percent for the second quarter of 2012, as compared to 0.53 percent for the second quarter of 2011.

Non-interest income from continuing operations for the second quarter of 2012 was $507 million, compared to $543 million for the second quarter of 2011. Service charges on deposit accounts decreased $75 million in the second quarter of 2012 compared to the corresponding 2011 period, reflecting the impact of recently-enacted debit card legislation and the impact of Regulation E. During the second quarter of 2012, service charges on deposit accounts were also impacted by approximately $24 million due to the establishment of a reserve for customer refunds resulting from a change in the Company’s non-sufficient funds policy. Additionally, securities gains declined from $24 million in the second quarter of 2011 to $12 million in the second quarter of 2012. These decreases were partially offset by a $40 million increase in mortgage income, as customers took advantage of the opportunity to refinance under the extended Home Affordable Refinance Program, or HARP II.

Total non-interest expense from continuing operations was $842 million in the second quarter of 2012, a $114 million decrease from the second quarter of 2011. The 2011 period included $77 million in branch consolidation and property and equipment charges driven primarily by Regions’ decision to exit approximately 40 branches. Gains on loans held for sale, lower other real estate owned expense and lower FDIC premiums also contributed to the year-over-year decrease. These items were partially offset by higher salaries and benefits expense.

During the second quarter of 2012, the Company completed the previously-announced sale of Morgan Keegan and related affiliates to Raymond James. Also during the quarter, the Company repurchased $3.5 billion of Series A preferred stock previously issued to the U.S. Treasury. The Series A repurchase drove accelerated accretion of the unamortized discount on the shares, which reduced net income available to common shareholders by $71 million. In early May of 2012, Regions repurchased a warrant to purchase 48.3 million common shares at $10.88 per share from the U.S. Treasury Department for $45 million. The warrant repurchase resulted in a reduction to additional paid-in capital and did not impact results of operations.

A discussion of activity within discontinued operations is included at the end of the Management’s Discussion and Analysis section of this report.

TOTAL ASSETS

Regions’ total assets at June 30, 2012 were $122.3 billion, compared to $127.1 billion at December 31, 2011. The decrease in total assets from year-end 2011 resulted mainly from a decrease in loans, as well as a decrease in other assets, which was driven by settlements of securities sales. Also, a decrease in interest-bearing deposits in other banks was largely offset by an increase in securities available for sale. The decrease in total assets was also driven by a reduction in trading assets, which resulted from the closing of the sale of Morgan Keegan (see Note 2 “Discontinued Operations” to the consolidated financial statements).

SECURITIES

The following table details the carrying values of securities, including both available for sale and held to maturity:

Table 1—Securities

	June 30 2012	December 31 2011
	(In millions)
U.S. Treasury securities	$53	$102
Federal agency securities	238	150
Obligations of states and political subdivisions	14	36
Mortgage-backed securities
Residential agency	23,502	22,184
Residential non-agency	14	16
Commercial agency	514	326
Commercial non-agency	637	321
Corporate and other debt securities	1,551	537
Equity securities	722	815

	$27,245	$24,487

Securities totaled $27.2 billion at June 30, 2012, an increase of $2.8 billion from year-end 2011 levels. During the first six months of 2012, Regions received proceeds of approximately $1.4 billion primarily from sales of available for sale agency mortgage-backed securities. Proceeds from these sales were reinvested in similar securities. Additionally, during the second quarter of 2012, Regions added approximately $2.2 billion of residential agency mortgage-backed securities and $1.0 billion of high quality investment grade corporate bonds. The net purchases of agency mortgage-backed securities are an offset to the Company’s strategy to sell the majority of agency eligible residential first mortgages at origination, and the corporate bonds increase diversification in the portfolio with an attractive risk and return profile.

Securities available for sale, which comprise nearly all of the securities portfolio, are an important tool used to manage interest rate sensitivity and provide a primary source of liquidity for the Company (see MARKET RISK—INTEREST RATE RISK and LIQUIDITY).

LOANS

At June 30, 2012, loans represented 71 percent of Regions’ interest-earning assets compared to 70 percent at December 31, 2011. The following table presents the distribution of Regions’ loan portfolio by portfolio segment and class, net of unearned income:

Table 2—Loan Portfolio

	June 30 2012	December 31 2011
	(In millions, net of unearned income)
Commercial and industrial	$25,990	$24,522
Commercial real estate mortgage—owner-occupied	10,626	11,166
Commercial real estate construction—owner-occupied	261	337

Total commercial	36,877	36,025
Commercial investor real estate mortgage	8,598	9,702
Commercial investor real estate construction	849	1,025

Total investor real estate	9,447	10,727
Residential first mortgage	13,394	13,784
Home equity	12,321	13,021
Indirect	2,060	1,848
Consumer credit card	922	987
Other consumer	1,181	1,202

Total consumer	29,878	30,842

	$76,202	$77,594

Loans, net of unearned income, totaled $76.2 billion at June 30, 2012, a decrease of $1.4 billion from year-end 2011 levels. Continued runoff of balances related to investor real estate, residential first mortgage and home equity products was the primary contributor to the decrease. The decrease was partially offset by an increase in commercial and industrial loans and indirect loans.

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

CREDIT QUALITY

Certain of Regions’ loans have been particularly vulnerable to weak economic conditions over the past several years, mainly investor real estate loans and home equity products (particularly Florida second lien). These loan types have a higher risk of non-collection than other loans. The following sections provide further detail on these portfolios.

INVESTOR REAL ESTATE

The following table presents the portions of the investor real estate portfolio segment as of June 30, 2012:

Table 3—Investor Real Estate Analysis

	Mortgage	Construction	Total	Percent of Total on Non-accrual Status
	(Dollars in billions)
Multi-family	$1.9	$0.2	$2.1	0.6%
Retail	1.9	—	1.9	1.8
Office	1.8	—	1.8	0.4
Industrial	0.8	—	0.8	0.4
Land	0.6	0.2	0.8	1.8
Single family	0.4	0.4	0.8	1.0
Hotel	0.6	—	0.6	0.3
Other	0.5	—	0.5	0.6
Condominium	0.1	—	0.1	0.2

	$8.6	$0.8	$9.4	7.1%

The following table presents the geographic distribution of the investor real estate portfolio segment as of June 30, 2012:

Table 4—Investor Real Estate By Geography

	Core State (1)								% of Total IRE
	Alabama	Arkansas	Florida	Georgia	Lousisana	Mississippi	Tennessee	Other
Multi-family	1.9%	0.5%	4.1%	1.5%	1.1%	0.4%	2.0%	10.8%	22.3%
Retail	2.3	0.7	5.0	1.9	0.5	0.2	1.7	8.6	20.9
Office	1.9	0.3	3.7	2.4	1.3	0.3	1.3	8.3	19.5
Industrial	1.0	0.1	1.7	1.4	0.3	0.2	0.8	3.4	8.9
Land	1.0	0.2	3.2	0.6	0.2	0.1	0.8	1.5	7.6
Single family	1.6	0.5	1.1	0.8	0.3	0.1	1.0	2.0	7.4
Hotel	0.6	0.5	2.2	0.1	0.8	0.3	0.4	1.6	6.5
Other	0.8	0.2	1.6	0.5	0.4	0.2	0.6	1.4	5.7
Condominium	0.1	—	0.8	0.1	—	—	—	0.2	1.2

	11.2%	3.0%	23.4%	9.3%	4.9%	1.8%	8.6%	37.8%	100.0%

(1)	Core State represents the state in which the underlying collateral is located.

HOME EQUITY

The home equity portfolio totaled $12.3 billion at June 30, 2012 as compared to $13.0 billion at December 31, 2011. Substantially all of this portfolio was originated through Regions’ branch network. Losses in this portfolio generally track overall economic conditions. The main source of economic stress has been in Florida, where residential property values have declined significantly while unemployment rates remain high. Losses in Florida where Regions is in a second lien position are higher than first lien losses.

The following tables provide details related to the home equity portfolio as follows:

Table 5—Selected Home Equity Portfolio Information

	As of and for the Six Months Ended June 30, 2012
	Florida			All Other States			Total
	1st Lien	2nd Lien	Total	1st Lien	2nd Lien	Total	1st Lien	2nd Lien	Total
	(Dollars in millions)
Balance	$1,907	$2,596	$4,503	$3,756	$4,062	$7,818	$5,663	$6,658	$12,321
Net charge-offs	20	70	90	15	34	49	35	104	139
Net charge-off % (1)	2.11%	5.42%	4.02%	0.80%	1.68%	1.26%	1.24%	3.14%	2.27%

	As of and for the Six Months Ended June 30, 2011
	Florida			All Other States			Total
	1st Lien	2nd Lien	Total	1st Lien	2nd Lien	Total	1st Lien	2nd Lien	Total
	(Dollars in millions)
Balance	$2,015	$2,968	$4,983	$3,996	$4,614	$8,610	$6,011	$7,582	$13,593
Net charge-offs	26	98	124	13	40	53	39	138	177
Net charge-off % (1)	2.60%	6.55%	4.96%	0.66%	1.73%	1.23%	1.31%	3.62%	2.60%

(1)	Net charge-off percentages are calculated on an annualized basis as a percent of average balances.

Net charge-offs were an annualized 2.27 percent of home equity loans for the first six months of 2012 compared to an annualized 2.60 percent through the first six months of 2011. Losses in Florida-based credits remained at elevated levels, but the related net charge-off percentage decreased to 4.03 percent for the six months ended June 30, 2012 from 4.96 percent for the six months ended June 30, 2011. Home equity losses have decreased due to improvement in unemployment rates which, although high, are lower than prior levels. Tighter underwriting standards in place since 2008 and stabilizing home values in Florida also are contributing to this improvement.

Of the $12.3 billion home equity portfolio at June 30, 2012, approximately $11.0 billion were home equity lines of credit and $1.3 billion were closed-end home equity loans (primarily originated as amortizing loans). Beginning in May 2009, new home equity lines of credit have a 10-year draw period and a 10-year repayment period. Previously, the home equity lines of credit had a 20 year term with a balloon payment upon maturity or a 5-year draw period with a balloon payment upon maturity. The term “balloon payment” means there are no principal payments required until the balloon payment is due for interest-only lines of credit. As of June 30, 2012, none of Regions’ home equity lines of credit have converted to mandatory amortization under the contractual terms. The majority of home equity lines of credit will either mature with a balloon payment or convert to amortizing status after fiscal year 2020.

Of the $11.0 billion of home equity lines of credit as of June 30, 2012, approximately 90 percent require monthly interest-only payments while the remaining approximately 10 percent require a payment equal to 1.5 percent of the outstanding balance, which would include some principal repayment. As of June 30, 2012, approximately 29 percent of borrowers were only paying the minimum amount due on the home equity line. In addition, approximately 55 percent of the home equity lines of credit balances have the option to amortize either all or a portion of their balance. As of June 30, 2012, approximately $465 million of the home equity line of credit balances have elected this option.

Regions’ home equity loans have higher default and delinquency rates than home equity lines of credit, which is expected at origination of the loans, due to more stringent underwriting guidelines for a line of credit versus a loan reflecting the nature of the credit being extended. Therefore, home equity loans secured with a second lien are expected to and do have higher delinquency and loss rates than home equity lines of credit with a second lien. In the current environment, second liens in areas experiencing declines in home prices since origination, such as Florida, perform similar to an unsecured portfolio.

Regions is unable to track payment status on first liens held by another institution, including payment status related to loan modifications. When Regions’ second lien position becomes delinquent, an attempt is made to contact the first lien holder and inquire as to the payment status of the first lien. However, Regions does not continuously monitor the payment status of the first lien position. Short sale offers and settlement agreements are often received by the home equity junior lien holders well before the loan balance reaches the delinquency threshold for charge-off consideration, potentially resulting in a full balance payoff/charge-off. Regions is presently monitoring the status of all first lien position loans that the Company owns or services and has a second lien, and is taking appropriate action when delinquent. Regions is presently testing a means to monitor non-Regions-serviced first liens, and expects to enhance monitoring ability by the end of 2012.

OTHER CONSUMER CREDIT QUALITY DATA

The Company calculates an estimate of the current value of property secured as collateral for both home equity and residential first mortgage lending products (“current LTV”). The estimate is based on home price indices compiled by the Federal Housing Finance Agency (“FHFA”). The FHFA data indicates trends for Metropolitan Statistical Areas (“MSAs”). Regions uses the FHFA valuation trends from the MSAs in the Company’s footprint in its estimate. The trend data is applied to the loan portfolios taking into account the age of the most recent valuation and geographic area.

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

Table 6—Estimated Current Loan to Value Ranges

	June 30, 2012		December 31, 2011
	Residential First Mortgage	Home Equity	Residential First Mortgage	Home Equity
	(In millions)
Estimated current loan to value:
Above 100%	$1,853	$2,136	$1,854	$2,157
80% - 100%	2,879	2,397	2,951	2,568
Below 80%	8,206	6,771	8,483	7,180
Data not available	456	1,017	496	1,116

	$13,394	$12,321	$13,784	$13,021

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

Table 7—Estimated Current FICO Score Ranges

	June 30, 2012
	Residential First Mortgage	Home Equity	Indirect	Consumer Credit Card	Other Consumer
	(In millions)
Below 620	$1,337	$841	$185	$50	$111
620 - 680	1,300	1,151	255	120	134
681 - 720	1,541	1,531	263	220	153
Above 720	8,568	7,989	822	528	372
Data not available	648	809	535	4	411

	$13,394	$12,321	$2,060	$922	$1,181

	December 31, 2011
	Residential First Mortgage	Home Equity	Indirect	Consumer Credit Card	Other Consumer
	(In millions)
Below 620	$1,449	$873	$191	$56	$106
620 - 680	1,286	1,157	281	129	142
681 - 720	1,557	1,559	274	236	162
Above 720	8,441	8,576	858	561	383
Data not available	1,051	856	244	5	409

	$13,784	$13,021	$1,848	$987	$1,202

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

The allowance for loan losses totaled $2.3 billion at June 30, 2012 and $2.7 billion at December 31, 2011. The allowance for loan losses as a percentage of net loans was 3.01 percent at June 30, 2012 and 3.54 percent on December 31, 2011. The reserve for unfunded credit commitments was $91 million at June 30, 2012 compared to $78 million at December 31, 2011. Net charge-offs as a percentage of average loans (annualized) were 1.56 percent and 2.54 percent in the first six months of 2012 and 2011, respectively. Net charge-off ratios were lower across most categories, period over period, except for the consumer credit card portfolio, which was purchased during the second quarter of 2011. In addition to lower levels of charge-offs, credit quality metrics have improved during 2012, including lower levels of non-accrual, criticized and classified loans, and lower inflows of non-accrual loans. The provision for loan losses totaled $26 million in the second quarter of 2012 compared to $398 million during the second quarter of 2011. The provision for loan losses totaled $143 million for the six months ended June 30, 2012 compared to $880 million for the first six months of 2011. Net charge-offs exceeded the provision for loan losses for the second quarter and first half of 2012, primarily resulting from the continued improving credit metrics.

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

Activity in the allowance for credit losses is summarized as follows:

Table 8—Allowance for Credit Losses

	Six Months Ended June 30
	2012	2011
	(Dollars in millions)
Allowance for loan losses at beginning of year	$2,745	$3,185
Loans charged-off:
Commercial and industrial	128	137
Commercial real estate mortgage—owner-occupied	99	116
Commercial real estate construction—owner-occupied	5	5
Commercial investor real estate mortgage	121	388
Commercial investor real estate construction	36	99
Residential first mortgage	84	112
Home equity	154	189
Indirect	10	13
Consumer credit card	24	—
Other consumer	30	32

	691	1,091
Recoveries of loans previously charged-off:
Commercial and industrial	33	16
Commercial real estate mortgage—owner-occupied	8	7
Commercial real estate construction—owner-occupied	—	—
Commercial investor real estate mortgage	15	9
Commercial investor real estate construction	7	1
Residential first mortgage	2	1
Home equity	15	12
Indirect	4	6
Consumer credit card	1	—
Other consumer	9	10

	94	62
Net charge-offs:
Commercial and industrial	95	121
Commercial real estate mortgage—owner-occupied	91	109
Commercial real estate construction—owner-occupied	5	5
Commercial investor real estate mortgage	106	379
Commercial investor real estate construction	29	98
Residential first mortgage	82	111
Home equity	139	177
Indirect	6	7
Consumer credit card	23	—
Other consumer	21	22

	597	1,029
Allowance allocated to purchased loans (1)	—	84
Provision for loan losses	143	880

Allowance for loan losses at June 30	$2,291	$3,120

Reserve for unfunded credit commitments at beginning of year	78	71
Provision for unfunded credit commitments	13	13

Reserve for unfunded credit commitments at June 30	91	84

Allowance for credit losses at June 30	$2,382	$3,204

Loans, net of unearned income, outstanding at end of period	$76,202	$81,176
Average loans, net of unearned income, outstanding for the period	$76,919	$81,756
Ratios:
Allowance for loan losses at end of period to loans, net of unearned income	3.01%	3.84%
Allowance for loan losses at end of period to non-performing loans, excluding loans held for sale	1.20x	1.12x
Net charge-offs as percentage of:
Average loans, net of unearned income	1.56%	2.54%
Provision for loan losses	417.48%	116.93%

(1)

During the second quarter of 2011, Regions purchased a credit card portfolio for approximately $1.1 billion and recorded an allowance for loan losses and related premium of approximately $84 million. Upon finalization of the purchase price in the fourth quarter of 2011, Regions reclassified the $84 million allowance and premium. The impact of these reclassification entries was not material to the financial results in any of the quarters of 2011.

Residential first mortgage, home equity and other consumer TDRs are consumer loans modified under the Customer Assistance Program. Commercial and investor real estate loan modifications are not the result of a formal program, but represent situations where modification was offered as a workout alternative. As a result of clarified accounting literature that was effective for third quarter 2011, renewals of classified commercial and investor real estate loans are refutably considered to be TDRs, even if no reduction in interest rate is offered, because the existing terms are considered to be below market. More detailed information is included in Note 4 to the consolidated financial statements. The following table summarizes TDRs for the periods ending June 30, 2012 and December 31, 2011:

Table 9—Troubled Debt Restructurings

	June 30, 2012		December 31, 2011
	Loan Balance	Allowance for Credit Losses	Loan Balance	Allowance for Credit Losses
	(In millions)
Accruing:
Commercial	$521	$80	$492	$89
Investor real estate	1,025	229	995	254
Residential first mortgage	958	141	900	132
Home equity	413	38	407	57
Other consumer	49	1	56	1

	$2,966	$489	$2,850	$533

Non-accrual status or 90 days past due:
Commercial	$315	$79	$353	$100
Investor real estate	474	129	473	146
Residential first mortgage	198	29	210	31
Home equity	30	3	33	5
Other consumer	1	—	—	—

	1,018	240	1,069	282

	$3,984	$729	$3,919	$815

Note: All loans listed in the table above are considered impaired under applicable accounting literature.

Refer to Note 6 of the 2011 Annual Report on Form 10-K for detailed information related to identification of TDRs, including the impact of new accounting literature adopted during 2011. Refer to Note 4 to the consolidated financial statements in this Form 10-Q for information on loans modified in a TDR during the second quarter and first six months of 2012 and the financial impact of those modifications, as well as loans which defaulted during the second quarter and first six months of 2012 which were modified in a TDR during the previous twelve months.

NON-PERFORMING ASSETS

Non-performing assets are summarized as follows:

Table 10—Non-Performing Assets

	June 30 2012	December 31 2011
	(Dollars in millions)
Non-performing loans:
Commercial and industrial	$366	$457
Commercial real estate mortgage—owner-occupied	504	590
Commercial real estate construction—owner-occupied	20	25

Total commercial	890	1,072
Commercial investor real estate mortgage	599	734
Commercial investor real estate construction	74	180

Total investor real estate	673	914
Residential first mortgage	229	250
Home equity	123	136

Total non-performing loans, excluding loans held for sale	1,915	2,372
Non-performing loans held for sale	202	328

Total non-performing loans (1)	2,117	2,700
Foreclosed properties	214	296

Total non-performing assets (1)	$2,331	$2,996

Accruing loans 90 days past due:
Commercial and industrial	$5	$28
Commercial real estate mortgage—owner-occupied	9	9
Commercial real estate construction—owner-occupied	—	—

Total commercial	14	37
Commercial investor real estate mortgage	16	13
Commercial investor real estate construction	—	—

Total investor real estate	16	13
Residential first mortgage	281	284
Home equity	74	93
Indirect	2	2
Consumer credit card	13	14
Other consumer	3	4

	$403	$447

Restructured loans not included in the categories above	$2,966	$2,850

Non-performing loans (1) to loans and non-performing loans held for sale	2.77%	3.47%
Non-performing assets (1) to loans, foreclosed properties and non-performing loans held for sale	3.04%	3.83%

(1)	Exclusive of accruing loans 90 days past due

Non-performing assets totaled $2.3 billion at June 30, 2012, compared to $3.0 billion at December 31, 2011. Foreclosed properties, a subset of non-performing assets, totaled $214 million and $296 million at June 30, 2012 and December 31, 2011, respectively. The decrease in non-performing assets and foreclosed properties during 2012 reflects the Company’s efforts to work through problem assets and reduce the riskiest exposures.

Based on current expectations for the economy, management anticipates non-performing assets to decrease during the remainder of 2012, but remain elevated. Economic trends such as real estate valuations, interest rates and unemployment, as well as the level of disposition activity, will impact the future level of non-performing assets.

Loans past due 90 days or more and still accruing were $403 million at June 30, 2012, a decrease from $447 million at December 31, 2011.

At June 30, 2012, Regions had approximately $300-$400 million of potential problem commercial and investor real estate loans that were not included in non-accrual loans, but for which management had concerns as to the ability of such borrowers to comply with their present loan repayment terms. This is a likely estimate of the amount of commercial and investor real estate loans that may migrate to non-accrual status in the next quarter.

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

The majority of the loans on which the potential problem loan estimate is based are considered substandard accrual. Detailed disclosures for substandard accrual loans (as well as other credit quality metrics) are included in Note 4 to the consolidated financial statements.

The following table provides an analysis of non-accrual loans (excluding loans held for sale) by portfolio segment for the six months ended June 30, 2012:

Table 11—Analysis of Non-Accrual Loans

	Non-Accrual Loans, Excluding Loans Held for Sale Six Months Ended June 30, 2012
	Commercial	Investor Real Estate	Consumer (1)	Total
	(In millions)
Balance at beginning of year	$1,072	$914	$386	$2,372
Additions	380	339	(23)	696
Net payments/other activity	(175)	(169)	—	(344)
Return to accrual	(67)	(121)	—	(188)
Charge-offs on non-accrual loans (2)	(223)	(149)	(4)	(376)
Tranfers to held for sale (3)	(65)	(102)	(3)	(170)
Transfers to foreclosed properties	(28)	(18)	—	(46)
Sales	(4)	(21)	(4)	(29)

Balance at end of period	$890	$673	$352	$1,915

(1)

All net activity within the consumer portfolio segment other than charge-offs, sales and transfers to held for sale is included as a single net number within the additions line, due to the relative immateriality of consumer non-accrual loans.

(2)	Includes charge-offs on loans on non-accrual status and charge-offs taken upon sale and transfer of non-accrual loans to held for sale.
(3)	Transfers to held for sale are shown net of charge-offs of $92 million recorded upon transfer.

LOANS HELD FOR SALE

Loans held for sale totaled $1.2 billion at June 30, 2012, consisting primarily of $950 million of residential real estate mortgage loans and $202 million of non-performing investor real estate loans. At December 31, 2011, loans held for sale also totaled $1.2 billion, consisting primarily of $844 million of residential real estate mortgage loans and $328 million of non-performing investor real estate loans. The level of residential real estate mortgage loans held for sale fluctuates depending on the timing of origination and sale to third parties.

The following table provides an analysis of non-performing loans held for sale for the six months ended June 30, 2012 and 2011:

Table 12—Non-performing Loans Held For Sale

	Six Months Ended June 30
	2012	2011
	(In millions)
Balance at beginning of period	$328	$304
Transfers in	170	364
Sales	(248)	(247)
Writedowns	(8)	(7)
Loans moved from held for sale/other activity	(12)	(13)
Transfers to foreclosed properties	(28)	(20)

Balance at end of period	$202	$381

ALL OTHER INTEREST-EARNING ASSETS

All other interest-earning assets, which are primarily comprised of interest-bearing deposits in other banks, trading account assets, and other interest-earning assets, decreased approximately $4.7 billion from year-end 2011 to June 30, 2012, primarily due to decreases in interest-bearing deposits in other banks being utilized for debt service and repurchase of the Series A preferred shares, as well as decreases in trading account assets as a result of the sale of Morgan Keegan.

GOODWILL

Goodwill totaled $4.8 billion at both June 30, 2012 and December 31, 2011 and is allocated to each of Regions’ reportable segments (each a reporting unit), at which level goodwill is tested for impairment on an annual basis or more often if events and circumstances indicate impairment may exist (refer to Note 1 “Significant Accounting Policies” to the 2011 consolidated financial statements filed on Form 10-K for the year ended December 31, 2011 for further discussion of when Regions tests goodwill for impairment).

A test of goodwill for impairment consists of two steps. In Step One, the fair value of the reporting unit is compared to its carrying amount, including goodwill. To the extent that the estimated fair value of the reporting unit exceeds the carrying value, impairment is not indicated and no further testing is required. Conversely, if the estimated fair value of the reporting unit is below its carrying amount, Step Two must be performed. Step Two consists of determining the implied estimated fair value of goodwill, which is the net difference between the after-tax valuation adjustments of assets and liabilities and the valuation adjustment to equity (from Step One) of the reporting unit. Adverse changes in the economic environment, declining operations of the reporting unit, or other factors could result in a decline in the estimated implied fair value of goodwill. If the estimated implied fair value is less than the carrying amount, a loss would be recognized to reduce the carrying amount to the estimated implied fair value.

The estimated fair value of the reporting unit is determined using two approaches and several key assumptions. Regions utilizes the capital asset pricing model (“CAPM”) in order to derive the base discount rate. The inputs to the CAPM include the 20-year risk-free rate, 5-year beta for a select peer set, and the market risk premium based on published data. Once the output of the CAPM is determined, a size premium is added (also based on a published source) as well as a company-specific risk premium, which is an estimate determined by the Company and meant to compensate for the risk inherent in the future cash flow projections and inherent differences (such as business model and market perception of risk) between Regions and the peer set.

In estimating future cash flows, a balance sheet as of the test date and a statement of income for the last twelve months of activity for the reporting unit are compiled. From that point, future balance sheets and statements of income are projected based on the inputs. Cash flows are based on expected future capitalization requirements due to balance sheet growth and anticipated changes in regulatory capital requirements. The baseline cash flows utilized in all models correspond to the most recent internal forecasts and/or budgets that range from 1 to 5 years. These internal forecasts are based on inputs developed in the Company’s capital planning processes.

Refer to Note 6 “Goodwill”, for further discussion of these approaches and related assumptions. The fair values of assets and liabilities are determined using an exit price concept. Refer to the discussion of fair value in Note 1 “Summary of Significant Accounting Policies” to the 2011 annual report on form 10-K for discussions of the exit price concept and the determination of fair values of financial assets and liabilities.

Throughout 2009 and 2010 in the Banking/Treasury reporting unit, the credit quality of Regions’ loan portfolio declined, which contributed to increased losses as well as elevated non-performing loan levels. Accordingly, Regions performed tests of goodwill for impairment during each quarter of 2010 and during the second, third and fourth quarters of 2009 in a manner consistent with the annual test conducted in the fourth quarter of 2008. Regions continued to perform its goodwill impairment tests during the four quarters of 2011 and the first and second quarters of 2012, in a manner consistent with the tests conducted in prior periods, primarily due to the Company’s market capitalization remaining below book value. The long-term fair value of equity was determined using both income and market approaches (discussed in Note 6 “Goodwill”). The results of these calculations for the second quarter of 2012 indicated that the estimated fair value of the Banking/Treasury reporting unit was less than the carrying amount. At May 31, 2012, the carrying amount and estimated fair value of the Banking/Treasury reporting unit were $14.1 billion and $11.7 billion, respectively, while the carrying amount of goodwill for the reporting unit was $4.7 billion. Therefore, Step Two of the goodwill impairment test was performed. In Step Two, the fair values of the reporting unit’s assets and liabilities, including the loan portfolio, intangible assets, time deposits, debt, and other assets and liabilities were calculated. Once the estimated fair values were determined, deferred tax adjustments were calculated as applicable. For the Banking/Treasury reporting unit, the after-tax effects of the Step Two adjustments, which were primarily write-downs of assets to fair value, exceeded any reductions in the value of common equity determined in Step One; accordingly the calculation of implied goodwill exceeded its carrying amount. Therefore, the results were no impairment for the Banking/Treasury reporting unit, whose implied fair value of goodwill exceeded its carrying amount by approximately 39 percent as of May 31, 2012 compared to approximately 48 percent as of February 29, 2012.

The table below summarizes the discount rate used in the goodwill impairment tests of the Banking/Treasury reporting unit for the reporting periods indicated:

	2nd Quarter 2012	1st Quarter 2012	4th Quarter 2011	3rd Quarter 2011	2nd Quarter 2011
Discount Rate	14%	14%	15%	15%	15%

Regions’ capital plan, which was required under the Federal Reserve’s Comprehensive Capital Analysis and Review (“CCAR”), was submitted in early January of 2012. The Federal Reserve responded with no objections to the capital actions set forth in the capital plan on March 13, 2012. Shortly thereafter, Regions issued and sold 153 million shares of its common stock, par value $0.01 per share, at a price to the public of $5.90 per share, a premium above the closing price. The Company received approximately $875 million in net proceeds from the offering after underwriting discounts and commissions and other expenses. Additionally, in connection with the CCAR on March 13, 2012, the Federal Reserve disclosed its projections of pro-forma, post stress pre-provision income and losses and pro-forma, post stress capital ratios under the Federal Reserve’s “Supervisory Stress Scenario” for the nineteen institutions, including Regions, that participated in the 2011 CCAR. Regions exceeded the minimum required capital level over the entire review period through year-end 2013. Regions also received an upgrade to its debt ratings from Standard & Poor’s rating agency on March 15, 2012. These positive factors led to a reduction in the discount rate applied to the Banking/Treasury reporting unit during the first quarter of 2012. The discount rate remained the same as first quarter for second quarter 2012.

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

The following table presents an analysis of independent changes in market factors or significant assumptions that could adversely impact the carrying balance of goodwill in the Banking/Treasury reporting unit and the outcome of the Step One tests for the Insurance reporting unit:

Table 13—Goodwill Sensitivity

Impact to the Carrying Value of Goodwill

Banking/Treasury Reporting Unit

Change in Discount Rate	Estimated Amount of Impairment
	(In millions)
+ 3.2%	$	(a )
+ 4.2%		(453)
+ 5.2%		(715)

Change in Tangible Book Value Mulipliers (b)
-51%	$	(a )

Improvement in Loan Fair Values
+ 3.9 Percentage Points	$	(a )
+ 4.9 Percentage Points		(463)
+ 5.9 Percentage Points		(933)

(a)	Represents the point at which the implied fair value of goodwill would approximate its carrying value.
(b)

Represents a 51 percent decline in both tangible book value multipliers of 1.0x and 1.4x for the public company method and the transaction method, respectively. The 1.0x multiplier for the public company method is before the 30 percent control premium utilized for this metric. See Note 6 for further details.

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

Primarily due to the sale of Morgan Keegan, Regions is evaluating the organization of its reporting units. Reorganization of the reporting units will result in reallocation of goodwill across the reporting units. Regions will be required to test goodwill allocated to each reporting unit for impairment, which could result in a write-down of goodwill. Disclosure of the reorganized reporting units, including results of the associated goodwill impairment test is anticipated to occur during 2012.

FORECLOSED PROPERTIES

Other real estate and certain other assets acquired in foreclosure are reported at the lower of the investment in the loan or fair value of the property less estimated costs to sell. The following table summarizes foreclosed property activity for the six months ended June 30, 2012 and 2011:

Table 14—Foreclosed Properties

	Six Months Ended June 30
	2012	2011
	(In millions)
Balance at beginning of period	$296	$454
Transfer from loans	174	318
Valuation adjustments	(38)	(81)
Foreclosed property sold	(216)	(252)
Payments and other	(2)	(2)

	(82)	(17)

Balance at end of period	$214	$437

Note: Approximately 72 percent and 74 percent of the ending balances at June 30, 2012 and June 30, 2011, respectively, relate to properties transferred into foreclosed properties during the previous twelve months.

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

OTHER ASSETS

Other assets decreased $1.5 billion from December 31, 2011 to $7.2 billion as of June 30, 2012, primarily due to the net settlements of securities sales. Lower derivative balances also contributed to the decrease.

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

The following table summarizes deposits by category:

Table 15—Deposits

	June 30 2012	December 31 2011
	(In millions)
Non-interest-bearing demand	$29,694	$28,266
Savings accounts	5,661	5,159
Interest-bearing transaction accounts	19,311	19,388
Money market accounts—domestic	23,999	23,053
Money market accounts—foreign	228	378

Low-cost deposits	78,893	76,244
Time deposits	16,202	19,378

Customer deposits	95,095	95,622
Corporate treasury time deposits	3	5

	$95,098	$95,627

Total deposits at June 30, 2012 decreased approximately $529 million compared to year-end 2011 levels. The overall decrease in deposits was driven by a significant decrease in time deposits. This decrease was partially offset by increases in almost all categories of low-cost deposits, particularly non-interest-bearing demand accounts. Regions continued to focus on shifting the overall deposit mix toward low-cost deposits, focusing on non-interest-bearing demand.

SHORT-TERM BORROWINGS

The following is a summary of short-term borrowings:

Table 16—Short-Term Borrowings

	June 30 2012	December 31 2011
	(In millions)
Company funding sources:
Federal funds purchased	$27	$18
Securities sold under agreements to repurchase	1,468	969
Federal Home Loan Bank advances	500	—
Other short-term borrowings	—	29

	1,995	1,016

Customer-related borrowings:
Securities sold under agreements to repurchase	1,251	1,346
Brokerage customer liabilities	—	394
Short-sale liability	—	256
Customer collateral	60	55

	1,311	2,051

	$3,306	$3,067

COMPANY FUNDING SOURCES

Federal funds purchased and securities sold under agreements to repurchase used for funding purposes totaled $1.5 billion at June 30, 2012 compared to $987 million at December 31, 2011. The level of these borrowings can fluctuate significantly on a day-to-day basis, depending on funding needs and which sources of funds are used to satisfy those needs. All such arrangements are considered typical of the banking and brokerage industries and are accounted for as borrowings.

As another source of funding, the Company utilizes short-term borrowings through the issuance of Federal Home Loan Bank (“FHLB”) advances. FHLB borrowings are used to satisfy short-term borrowing requirements and can also fluctuate between periods. There were $500 million in short-term FHLB borrowings outstanding at June 30, 2012 and none at December 31, 2011. See the “Liquidity” section for further detail of Regions’ borrowing capacity with the FHLB.

Other short-term borrowings were related to Morgan Keegan and included borrowings under lines of credit that Morgan Keegan maintained with unaffiliated banks. As of June 30, 2012, there were no other short-term borrowings related to Morgan Keegan outstanding as a result of the sale of Morgan Keegan on April 2, 2012, compared to $29 million December 31, 2011.

Selected data for short-term borrowings used for funding purposes is presented below:

	Three Months Ended June 30
	2012	2011
	(Dollars in millions)
Federal funds purchased:
Balance at quarter-end	$27	$16
Average outstanding (based on average daily balances)	19	19
Maximum amount outstanding at any month-end during the quarter	27	20
Weighted-average interest rate at quarter-end	0.1%	0.1%
Weighted-average interest rate on amounts outstanding during the quarter (based on average daily balances)	0.1%	0.1%
Securities sold under agreements to repurchase:
Balance at quarter-end	$1,468	$198
Average outstanding (based on average daily balances)	540	285
Maximum amount outstanding at any month-end during the quarter	1,468	331
Weighted-average interest rate at quarter-end	0.0%	0.3%
Weighted-average interest rate on amounts outstanding during the quarter (based on average daily balances)	(0.1)%	0.2%

The negative weighted-average interest rates on securities sold under agreements to repurchase during the second quarter of 2012 were the result of, in part, Regions’ entering into reverse-repurchase agreements. There are times when financing costs associated with these transactions are lower than typical repurchase agreement rates as a result of a supply and demand imbalance in particular collateral. Since short-term repurchase agreement rates were close to zero during 2012, the supply and demand imbalance related to securities that Regions owned led to negative financing rates.

CUSTOMER-RELATED BORROWINGS

Short-term borrowings that are the result of customer activity related to investment opportunities or brokerage interests totaled $1.3 billion at June 30, 2012, compared to $2.1 billion at December 31, 2011. The decrease between periods was due to decreases in brokerage customer liabilities and short-sale liabilities as a result of the sale of Morgan Keegan on April 2, 2012.

Repurchase agreements are also offered as commercial banking products as short-term investment opportunities for customers. At the end of each business day, customer balances are swept into the agreement account. In exchange for cash, Regions sells the customer securities with a commitment to repurchase them on the following business day. The repurchase agreements are collateralized to allow for market fluctuations. Securities from Regions Bank’s investment portfolio are used as collateral. From the customer’s perspective, the investment earns more than a traditional money market instrument. From Regions’ standpoint, the repurchase agreements are similar to deposit accounts, although they are not insured by the FDIC or guaranteed by the United States or governmental agencies. Regions Bank does not manage the level of these investments on a daily basis as the transactions are initiated by the customers. The level of these borrowings can fluctuate significantly on a day-to-day basis.

Regions, through Morgan Keegan, maintained two types of liabilities for its brokerage customers that were classified as short-term borrowings since Morgan Keegan paid its customers interest related to these liabilities. The brokerage customer position liability represented liquid funds in customers’ brokerage accounts. The short-sale liability represented traditional obligations to deliver to customers securities at a predetermined date and price. At June 30, 2012 these balances were both zero due to the April 2, 2012 closing of the sale of Morgan Keegan.

Customer collateral increased to $60 million at June 30, 2012 from $55 million at December 31, 2011. The June 30, 2012 balance is related to collateral posted by customers related to derivative transactions.

LONG-TERM BORROWINGS

Long-term borrowings are summarized as follows:

Table 17—Long-Term Borrowings

	June 30 2012	December 31 2011
	(In millions)
Regions Financial Corporation (Parent):
6.375% subordinated notes due May 2012	$—	$600
LIBOR floating rate senior notes due June 2012	—	350
4.875% senior notes due April 2013	249	249
7.75% senior notes due November 2014	695	694
5.75% senior notes due June 2015	496	496
7.75% subordinated notes due September 2024	100	100
6.75% subordinated debentures due November 2025	161	162
7.375% subordinated notes due December 2037	300	300
6.625% junior subordinated notes due May 2047	498	498
8.875% junior subordinated notes due June 2048	345	345
Other long-term debt	3	6
Valuation adjustments on hedged long-term debt	71	87

	2,918	3,887

Regions Bank:
Other Federal Home Loan Bank advances	1,014	1,914
4.85% subordinated notes due April 2013	498	497
5.20% subordinated notes due April 2015	348	347
7.50% subordinated notes due May 2018	750	750
6.45% subordinated notes due June 2037	497	497
Other long-term debt	175	175
Valuation adjustments on hedged long-term debt	30	43

	3,312	4,223

	$6,230	$8,110

Long-term borrowings decreased approximately $1.9 billion since year-end 2011. During the first quarter of 2012, Regions prepaid approximately $900 million of FHLB advances, realizing an immaterial pre-tax loss on early extinguishment. These extinguishments were part of the Company’s asset/liability management process. Additionally, during the second quarter of 2012, approximately $950 million of parent company notes matured. Other FHLB advances have a weighted-average interest rate of 1.4 percent and 1.0 percent at June 30, 2012 and December 31, 2011, respectively, with a weighted average maturity of 1.89 years.

STOCKHOLDERS’ EQUITY

Stockholders’ equity was $14.5 billion at June 30, 2012 compared to $16.5 billion at December 31, 2011. On April 4, 2012 Regions repurchased all 3.5 million shares of the Series A preferred stock. Therefore, during the second quarter of 2012 Regions derecognized the carrying value of the Series A shares in the amount of approximately $3.4 billion, and recorded approximately $71 million of amortization related to the remaining unaccreted discount, which reduced net income available to common shareholders. The total reduction to shareholders’ equity was $3.5 billion. In early May of 2012, Regions repurchased the warrant from the U.S. Treasury Department for $45 million. The transaction reduced additional paid-in capital within stockholders’ equity by $45 million. The decreases related to the Series A and warrant repurchases were offset by the March 19, 2012 issuance of 153 million shares of common stock at $5.90 per share. The proceeds from the sale, net of issuance costs, increased equity by approximately $875 million. Additionally, during the first six months of 2012, net income increased stockholders’ equity by $554 million, while cash dividends reduced equity by $27 million for common stock and $44 million for preferred stock. Changes in accumulated other comprehensive income increased equity by $123 million. In early May 2012, Regions repurchased the warrant from the U.S. Treasury Department for $45 million; the transaction reduced additional paid-in-capital.

Regions’ Board of Directors declared a $0.01 per share cash dividend for the first and second quarters of both 2012 and 2011. Regions understands the importance of returning capital to shareholders. Management will continue to execute the capital planning process, including evaluation of the amount of the common dividend, with the Board of Directors and in conjunction with regulatory supervisors, subject to the Company’s results of operations.

Regions’ ratio of stockholders’ equity to total assets was 11.81 percent at June 30, 2012, compared to 12.99 percent at December 31, 2011. Regions’ ratio of tangible common stockholders’ equity to tangible assets was 8.04 percent at June 30, 2012, compared to 6.57 percent at December 31, 2011 (see Table 20 “GAAP to Non-GAAP Reconciliation” for further discussion).

See Note 7 “Stockholders’ Equity and Accumulated Other Comprehensive Income (Loss)” for further information related to common shares available for repurchase and dividends.

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

The minimum standard for the ratio of total capital to risk-weighted assets is 8 percent. At least 50 percent of that capital level must consist of common equity, undivided profits and non-cumulative perpetual preferred stock, senior perpetual preferred stock issued to the U.S. Treasury under the Capital Purchase Program, minority interests relating to qualifying common or noncumulative perpetual preferred stock issued by a consolidated U.S. depository institution or foreign bank subsidiary, less goodwill, deferred tax assets and certain other intangibles (“Tier 1 capital”). The remainder (“Tier 2 capital”) may consist of a limited amount of other preferred stock, mandatorily convertible securities, subordinated debt, and a limited amount of the allowance for loan losses. The sum of Tier 1 capital and Tier 2 capital is “total risk-based capital” or total capital. However, under the Collins Amendment, which was passed as a section of the Dodd-Frank Act, trust preferred securities will be eliminated as an element of Tier 1 capital. This disallowance of trust preferred securities will be phased in from January 1, 2013 to January 1, 2016. Debt or equity instruments issued to the Federal government as part of the CPP are exempt from the Collins Amendment. As of June 30, 2012, Regions had $846 million of trust preferred securities that are subject to the Collins Amendment. As discussed in Note 7 “Stockholders’ Equity and Accumulated Other Comprehensive Income (Loss)” to the consolidated financial statements, on April 4, 2012, the Series A preferred shares were repurchased from the U.S. Treasury.

The minimum guidelines to be considered well capitalized for Total capital and Tier 1 capital are 10 percent and 6 percent, respectively. As of June 30, 2012 and December 31, 2011, the most recent notification from Federal banking agencies categorized Regions and its significant subsidiaries as well capitalized under the regulatory framework.

The Company believes that no changes in conditions or events have occurred since June 30, 2012, which would result in changes that would cause Regions or Regions Bank to fall below the well capitalized level.

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

Regions is evaluating the anticipated impact of Basel III, which will be phased in beginning in 2013 and is expected to be fully phased-in by January 1, 2019. The Company’s estimated Tier 1 common ratio as of June 30, 2012, based on Regions’ current understanding of the Basel III requirements, as proposed by the U.S. Notices of Proposed Rulemaking (“NPR”) released in June 2012, was approximately 8.0 percent and therefore exceeded the Basel III minimum of 7 percent for Tier 1 common. Based on Regions’ understanding and interpretation of the rules for the calculation for the liquidity coverage ratio (“LCR”) under Basel III, due to the repurchase of the Series A preferred stock and related warrant during the second quarter of 2012, Regions is currently under the 100 percent target. The Company anticipates being fully compliant with the LCR requirements upon finalization and implementation. However, should Regions’ cash position or investment mix change in the future, Regions’ ability to meet the liquidity coverage ratio may be impacted. Additionally, there is still need for clarification of the Basel III rules as well as interpretation and implementation by U.S. banking regulators, so the ultimate impact of Basel III on Regions is not completely known at this point. The NPR comment period ends in early September 2012; changes to the calculation resulting from the comment process could result in materially different capital ratios from the amounts estimated. Because the Basel III capital calculations are not formally defined by GAAP and are not currently codified in the federal banking regulations, these measures are considered to be non-GAAP financial measures, and other entities may calculate them differently than Regions’ disclosed calculations (see Table 20, “GAAP to Non-GAAP Reconciliation” for further details).

See the “Supervision and Regulation—Capital Requirements” subsection of the “Business” section and the “Risk Factors” section of Regions’ Annual Report on Form 10-K for the year ended December 31, 2011 for more information.

The following chart summarizes the applicable holding company and bank regulatory capital requirements. Regions’ capital ratios at June 30, 2012 and December 31, 2011 exceeded all regulatory requirements.

Table 18—Regulatory Capital Requirements

	June 30, 2012 Ratio	December 31, 2011 Ratio	To Be Well Capitalized
Tier 1 common (non-GAAP):
Regions Financial Corporation	10.00%	8.51%	NA (1)
Tier 1 capital:
Regions Financial Corporation	11.02%	13.28%	6.00%
Regions Bank	12.91	12.86	6.00
Total capital:
Regions Financial Corporation	14.50%	16.99%	10.00%
Regions Bank	15.78	15.98	10.00
Leverage:
Regions Financial Corporation	8.67%	9.91%	5.00%
Regions Bank	10.14	9.76	5.00

(1)	The Board of Governors of the Federal Reserve System has proposed 5% as the level of Tier 1 common capital sufficient to withstand periods of economic stress.

As discussed in Note 7 “Stockholders’ Equity and Accumulated Other Comprehensive Income (Loss)” to the consolidated financial statements, on April 4, 2012 Regions repurchased $3.5 billion Series A preferred shares, reducing the parent company’s Tier 1 and Total capital by that same amount.

LIQUIDITY

GENERAL

Liquidity is an important factor in the financial condition of Regions and affects Regions’ ability to meet the borrowing needs and deposit withdrawal requirements of its customers. Regions intends to fund obligations primarily through cash generated from normal operations. In addition to these obligations, Regions has obligations related to potential litigation contingencies. See Note 15 “Commitments and Contingencies” to the consolidated financial statements for additional discussion of the Company’s funding requirements.

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

Regions’ minimum cash requirement for the holding company, by policy ensures that two years of contractual obligations including corporate dividends, debt service and maturities can be covered by utilizing cash on hand and expected dividend capacity from Regions Bank. Further, through scenario analysis the Company stresses various sources of liquidity, including subsidiary dividends when establishing policy minimum cash requirements.

Similar rigorous scenario analysis and stress testing are conducted at the Bank and subsidiary level to ensure minimum cash levels are maintained.

The securities portfolio is one of Regions’ primary sources of liquidity. Maturities of securities provide a constant flow of funds available for cash needs (see Note 3 “Securities” to the consolidated financial statements). The agency guaranteed mortgage portfolio is another source of liquidity in various secured borrowing capacities. In anticipation of regulatory changes proposed within the Basel III framework, in particular the Liquidity Coverage Ratio, Regions increased its holdings in securities backed by the Government National Mortgage Association (“GNMA”), which are explicitly backed by the U.S. Government. Additionally, the Company has $12.3 billion of unencumbered liquid securities available for pledging or repurchase agreements.

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

Due to the potential for uncertainty and inconsistency in the unsecured funding markets, Regions has been maintaining higher levels of cash liquidity by depositing excess cash with the Federal Reserve Bank, which is the primary component of the balance sheet line item, “interest-bearing deposits in other banks.” At June 30, 2012, Regions had approximately $1.8 billion in excess cash on deposit with the Federal Reserve. Regions’ borrowing availability with the Federal Reserve Bank as of June 30, 2012, based on assets available for collateral at that date, was $18.6 billion.

Regions periodically accesses funding markets through sales of securities with agreements to repurchase. Repurchase agreements are also offered through a commercial banking sweep product as a short-term investment opportunity for customers. All such arrangements are considered typical of the banking and brokerage industries and are accounted for as borrowings.

Regions’ financing arrangement with the FHLB adds additional flexibility in managing its liquidity position. As of June 30, 2012, Regions’ borrowing availability from the FHLB totaled $5.6 billion. FHLB borrowing capacity is contingent on the amount of collateral pledged to the FHLB. Regions Bank and its subsidiaries have pledged certain residential first mortgage loans on one-to-four family dwellings and home equity lines of credit as collateral for the FHLB advances outstanding. Additionally, investment in FHLB stock is required in relation to the level of outstanding borrowings. Regions held $135 million in FHLB stock at June 30, 2012. The FHLB has been and is expected to continue to be a reliable and economical source of funding.

In February 2010, Regions filed a shelf registration statement with the U.S. Securities and Exchange Commission. This shelf registration does not have a capacity limit and can be utilized by Regions to issue various debt and/or equity securities. The registration statement will expire in February 2013. In March 2012, Regions issued from the shelf 153 million shares of common stock with a par value $0.01 per share at $5.90 a share.

Regions’ Bank Note program allows Regions Bank to issue up to $20 billion aggregate principal amount of bank notes outstanding at any one time. No issuances have been made under this program as of June 30, 2012. Notes issued under the program may be senior notes with maturities from 30 days to 15 years and subordinated notes with maturities from 5 years to 30 years. These notes are not deposits and they are not insured or guaranteed by the FDIC.

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

On June 13, 2012, Dominion Bond Rating Service (“DBRS”) revised its outlook for Regions Financial from negative to stable, while at June 30, 2012, Moody’s credit ratings for Regions Financial Corporation and Regions Bank were below investment grade.

Table 19 “Credit Ratings” reflects the current debt ratings information of Regions Financial Corporation and Regions Bank by S&P, Moody’s, Fitch and DBRS.

Table 19—Credit Ratings

As of June 30, 2012
	Standard & Poor’s	Moody’s	Fitch	DBRS
Regions Financial Corporation
Senior notes	BBB-	Ba3	BBB-	BBB
Subordinated notes	BB+	B1	BB+	BBBL
Junior subordinated notes	BB	B2	B+	BBBL
Regions Bank
Short-term debt	A-2	NP(1)	F3	R-2H
Long-term bank deposits	BBB	Ba1	BBB	BBBH
Long-term debt	BBB	Ba2	BBB-	BBBH
Subordinated debt	BBB-	Ba3	BB+	BBB
Outlook	Stable	Stable	Stable	Stable

(1)	Not Prime

As of December 31, 2011
	Standard & Poor’s	Moody’s	Fitch	DBRS
Regions Financial Corporation
Senior notes	BB+	Ba3	BBB-	BBB
Subordinated notes	BB	B1	BB+	BBBL
Junior subordinated notes	B+	B2	BB	BBBL
Regions Bank
Short-term debt	A-3	NP(1)	F3	R-2H
Long-term bank deposits	BBB-	Ba1	BBB	BBBH
Long-term debt	BBB-	Ba2	BBB-	BBBH
Subordinated debt	BB+	Ba3	BB+	BBB
Outlook	Stable	Negative	Stable	Negative

(1)	Not Prime

In general, ratings agencies base their ratings on many quantitative and qualitative factors, including capital adequacy, liquidity, asset quality, business mix, probability of government support, and level and quality of earnings. Any downgrade in credit ratings by one or more ratings agencies may impact Regions in several ways, including, but not limited to, Regions’ access to the capital markets or short-term funding, borrowing cost and capacity, collateral requirements, and acceptability of its letters of credit, thereby potentially adversely impacting Regions’ financial condition and liquidity. See the “Risk Factors” section in the Annual Report on Form 10-K for the year ended December 31, 2011 for more information.

A security rating is not a recommendation to buy, sell or hold securities, and the ratings are subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating.

OPERATING RESULTS

The table below presents computations of earnings (loss) and certain other financial measures including “fee income ratio”, “efficiency ratio”, “return on average assets from continuing operations”, “return on average tangible common stockholders’ equity”, end of period “tangible common stockholders’ equity” and related ratios, “Tier 1 common equity” and related ratios, and the “Basel III Tier 1 common ratio”, all of which are non-GAAP measures. Regions believes these financial measures provide a meaningful base for period-to-period comparisons which management believes will assist investors in analyzing the operating results of the Company and predicting future performance. These non-GAAP financial measures are also used by management to assess the performance of Regions’ business. Management and the Board of Directors utilize these non-GAAP financial measures as follows:

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

Regions currently calculates its risk-based capital ratios under guidelines adopted by the Federal Reserve based on the 1988 Capital Accord (“Basel I”) of the Basel Committee on Banking Supervision (the “Basel Committee”). In December 2010, the Basel Committee released its final framework for Basel III, which will strengthen international capital and liquidity regulation. When implemented by U.S. bank regulatory agencies and fully phased-in, Basel III will change capital requirements and place greater emphasis on common equity. Implementation of Basel III will begin on January 1, 2013, and will be phased in over a multi-year period. The U.S. bank regulatory agencies have not yet finalized regulations governing the implementation of Basel III. Accordingly, the calculations provided below are estimates, based on Regions’ current understanding of the framework, including the Company’s reading of the original requirements, as well as the U. S. Notices of Proposed Rulemaking (“NPR”) released in June 2012, and informal feedback received through the regulatory process. Regions’ understanding of the framework is evolving and will likely change as the regulations are finalized. The NPR comment period ends in early September 2012; changes to the calculation resulting from the comment process could result in materially different capital ratios from the amounts estimated. Because the Basel III implementation regulations are not formally defined by GAAP and have not yet been finalized and codified, these measures are considered to be non-GAAP financial measures, and other entities may calculate them differently from Regions’ disclosed calculations. Since analysts and banking regulators may assess Regions’ capital adequacy using the Basel III framework, Regions believes that it is useful to provide investors the ability to assess Regions’ capital adequacy on the same basis. Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied and are not audited. Although these non-GAAP financial measures are frequently used by stakeholders in the evaluation of a company, they have limitations as analytical tools, and should not be considered in isolation, or as a substitute for analyses of results as reported under GAAP.

The following tables provide: 1) a reconciliation of net income available to common shareholders (GAAP) to income from continuing operations available to common shareholders, 2) a reconciliation of non-interest income and non-interest expense from continuing operations (GAAP) to adjusted non-interest income and non-interest expense (non-GAAP), 3) a computation of adjusted total revenue (non-GAAP), 4) a computation of the fee income ratio (non-GAAP), 5) a computation of the efficiency ratio (non-GAAP), 6) a reconciliation of average and ending stockholders’ equity (GAAP) to average and ending tangible common stockholders’ equity (non-GAAP) and calculations of related ratios, 7) a reconciliation of stockholders’ equity (GAAP) to Tier 1 capital (regulatory) and to Tier 1 common equity (non-GAAP) and calculations of related ratios, and 8) a reconciliation of stockholders’ equity (GAAP) to Basel III Tier 1 common equity (non-GAAP) and calculation of the related ratio based on Regions’ current understanding of Basel III requirements as proposed by the U.S. Notices of Proposed Rulemaking released in June 2012.

Table 20—GAAP to Non-GAAP Reconciliation

		Three Months Ended June 30		Six Months Ended June 30
		2012	2011	2012	2011
		(Dollars in millions, except per share data)
INCOME (LOSS)
Net income (GAAP)		$355	$109	$554	$178
Preferred dividends and accretion (GAAP)		(71)	(54)	(125)	(106)

Net income available to common shareholders (GAAP)	A	$284	$55	$429	$72
Income (loss) from discontinued operations, net of tax (GAAP)		4	30	(36)	49

Income from continuing operations available to common shareholders (GAAP)	B	$280	$25	$465	$23

Net income available to common shareholders (GAAP)	A	$284	$55	$429	$72
Income tax benefit related to regulatory charge		—	(44)	—	(44)

Net income available to common shareholders, excluding income tax benefit related to regulatory charge (non-GAAP)	C	$284	$11	$429	$28

Income from continuing operations available to common shareholders (GAAP)	B	$280	$25	$465	$23
Income tax benefit related to regulatory charge from continuing operations		—	(17)	—	(17)

Net income from continuing operations available to common shareholders, excluding income tax benefit related to regulatory charge (non-GAAP)	D	$280	$8	$465	$6

		Three Months Ended June 30		Six Months Ended June 30
		2012	2011	2012	2011
		(Dollars in millions, except per share data)
FEE INCOME AND EFFICIENCY RATIOS
Non-interest expense from continuing operations (GAAP)		$842	$956	$1,755	$1,888
Significant items:
Securities impairment, net		(2)	—	(2)	—
Branch consolidation and property and equipment charges		—	(77)	—	(77)

Adjusted non-interest expense (non-GAAP)	E	$840	$879	$1,753	$1,811

Net interest income from continuing operations, fully-taxable equivalent basis (GAAP)		$850	$864	$1,689	$1,728
Non-interest income from continuing operations (GAAP)		$507	$543	$1,031	$1,123
Significant items:
Securities gains, net		(12)	(24)	(24)	(106)
Leveraged lease termination gains, net		(7)	—	(14)	—
Loss on sale of mortgage loans		—	—	—	3

Adjusted non-interest income (non-GAAP)	F	488	519	993	1,020

Adjusted total revenue (non-GAAP)	G	$1,338	$1,383	$2,682	$2,748

Fee income ratio (non-GAAP)	F/G	36.47%	37.53%	37.02%	37.12%
Efficiency ratio (non-GAAP)	E/G	62.78%	63.56%	65.36%	65.90%
RETURN ON AVERAGE ASSETS (1)
Average assets (GAAP)—continuing operations	H	$122,426	$127,438	$123,091	$127,711
Return on average assets (GAAP) (2)	A/H	0.93%	0.17%	0.70%	0.11%

Return on average assets from continuing operations (GAAP) (2)	B/H	0.92%	0.08%	0.76%	0.04%

Return on average assets from continuing operations, excluding income tax benefit related to regulatory charge (non-GAAP) (2)	D/H	0.92%	0.03%	0.76%	0.01%

RETURN ON AVERAGE TANGIBLE COMMON STOCKHOLDERS’ EQUITY
Average stockholders’ equity (GAAP)		$14,347	$16,796	$15,531	$16,740
Less: Average intangible assets (GAAP)		5,221	5,909	5,237	5,922
Average deferred tax liability related to intangibles (GAAP)		(198)	(230)	(199)	(233)
Average preferred equity (GAAP)		113	3,392	1,768	3,388

Average tangible common stockholders’ equity (non-GAAP)	I	$9,211	$7,725	$8,725	$7,663

Return on average tangible common stockholders’ equity (non-GAAP) (2)	A/I	12.40%	2.88%	9.89%	1.89%

Return on average tangible common stockholders’ equity, excluding income tax benefit related to regulatory charge (non-GAAP) (2)	C/I	12.40%	0.57%	9.89%	0.74%

		June 30 2012	December 31 2011
TANGIBLE COMMON RATIOS
Ending stockholders’ equity (GAAP)		$14,455	$16,499
Less: Ending intangible assets (GAAP)		5,207	5,265
Ending deferred tax liability related to intangibles (GAAP)		(201)	(200)
Ending preferred equity (GAAP)		—	3,419

Ending tangible common stockholders’ equity (non-GAAP)	J	$9,449	$8,015

Ending total assets (GAAP)		$122,345	$127,050
Less: Ending intangible assets (GAAP)		5,207	5,265
Ending deferred tax liability related to intangibles (GAAP)		(201)	(200)

Ending tangible assets (non-GAAP)	K	$117,339	$121,985

End of period shares outstanding	L	1,413	1,259
Tangible common stockholders’ equity to tangible assets (non-GAAP)	J/K	8.04%	6.57%

Tangible common book value per share (non-GAAP)	J/L	$6.69	$6.37

TIER 1 COMMON RISK-BASED RATIO
Stockholders’ equity (GAAP)		$14,455	$16,499
Accumulated other comprehensive (income) loss		(54)	69
Non-qualifying goodwill and intangibles		(4,852)	(4,900)
Disallowed deferred tax assets		(336)	(432)
Disallowed servicing assets		(33)	(35)
Qualifying non-controlling interests		92	92
Qualifying trust preferred securities		846	846

Tier 1 capital (regulatory)		10,118	12,139
Qualifying non-controlling interests		(92)	(92)
Qualifying trust preferred securities		(846)	(846)
Preferred stock		—	(3,419)

Tier 1 common equity (non-GAAP)	M	$9,180	$7,782

Risk-weighted assets (regulatory)	N	$91,779	$91,449
Tier 1 common risk-based ratio (non-GAAP)	M/N	10.00%	8.51%

BASEL III TIER 1 COMMON RATIO (3)
Stockholders’ equity (GAAP)		$14,455
Non-qualifying goodwill and intangibles (4)		(5,005)
Adjustments, including other comprehensive income related to cash flow hedges, disallowed deferred tax assets, threshold deductions and other adjustments		(548)

Basel III tier 1 common equity (non-GAAP)	O	$8,902

Basel I risk-weighted assets (regulatory)		$91,779
Basel III risk-weighted assets (non-GAAP) (5)	P	$111,782
Basel III tier 1 common ratio (non-GAAP)	O/P	8.0%

(1)

Return on assets from continuing operations does not include average assets related to discontinued operations of $49 million and $3,240 million for the three months ended June 30, 2012 and 2011 and $1,413 million and $3,233 million for the six months ended June 30, 2012 and 2011, respectively.

(2)	Income statement amounts have been annualized in calculation.
(3)	Estimate based on June 2012 U.S. Notices of Proposed Rulemaking
(4)	Under Basel III, regulatory capital must be reduced by purchased credit card relationship intangible assets. These assets are partially allowed in Basel I capital.
(5)

Regions continues to develop systems and internal controls to calculate risk-weighted assets as required by Basel III. The amount included above is a reasonable approximation, based on our understanding of the requirements.

NET INTEREST INCOME

The following tables present an analysis of net interest income/margin from continuing operations for the three and six months ended June 30, 2012 and 2011:

Table 21—Consolidated Average Daily Balances and Yield/Rate Analysis for Continuing Operations

	Three Months Ended June 30
	2012			2011
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(Dollars in millions; yields on taxable-equivalent basis)
Assets
Interest-earning assets:
Federal funds sold and securities purchased under agreements to resell	$—	$—	—%	$—	$—	—%
Trading account assets	116	—	—	164	1	2.45
Securities:
Taxable	26,846	179	2.68	24,765	208	3.37
Tax-exempt	16	—	—	33	—	—
Loans held for sale	1,107	8	2.91	1,141	9	3.16
Loans, net of unearned income: (1)(2)	76,670	817	4.29	81,106	863	4.27
Other interest-earning assets	3,311	2	0.24	5,662	3	0.21

Total interest-earning assets	108,066	1,006	3.74	112,871	1,084	3.85
Allowance for loan losses	(2,506)			(3,200)
Cash and due from banks	1,814			2,027
Other non-earning assets	15,052			15,740

	$122,426			$127,438

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Savings accounts	$5,655	1	0.07	$5,107	1	0.08
Interest-bearing transaction accounts	19,447	6	0.12	13,898	7	0.20
Money market accounts	24,456	11	0.18	26,805	20	0.30
Time deposits	17,175	58	1.36	22,507	98	1.75

Total interest-bearing deposits (3)	66,733	76	0.46	68,317	126	0.74
Federal funds purchased and securities sold under agreements to repurchase	1,856	—	—	1,752	1	0.23
Other short-term borrowings	468	—	—	122	—	—
Long-term borrowings	6,862	80	4.69	11,726	93	3.18

Total interest-bearing liabilities	75,919	156	0.83	81,917	220	1.08

Net interest spread			2.91			2.77

Non-interest-bearing deposits (3)	29,130			27,806
Other liabilities	2,996			2,455
Stockholders’ equity	14,381			15,260

	$122,426			$127,438

Net interest income/margin on a taxable-equivalent basis from continuing operations (4)(5)		$850	3.16%		$864	3.07%

Notes:

(1)	Loans, net of unearned income include non-accrual loans for all periods presented.
(2)	Interest income includes net loan fees of $17 million and $13 million for the three months ended June 30, 2012 and 2011, respectively.
(3)

Total deposit costs may be calculated by dividing total interest expense on deposits by the sum of interest-bearing deposits and non-interest bearing deposits. The rates for total deposit costs equal 0.32% and 0.53% for the three months ended June 30, 2012 and 2011, respectively.

(4)	The computation of taxable-equivalent net interest income is based on the stautory federal income tax rate of 35%, adjusted for applicable state income taxes net of the related federal tax benefit.
(5)

The table above does not include average assets, average liablilites, interest income, or interest expense for discontinued operations (see Note 2 to the consolidated financial statements). If these assets, liabilities, and net interest income were included in the calculation, the consolidated net interest income and margin on a taxable equivalent basis would be $850 million and 3.16% and $872 million and 3.05% for the three months ended June 30, 2012 and 2011, respectively.

Table 22—Consolidated Average Daily Balances and Yield/Rate Analysis for Continuing Operations

	Six Months Ended June 30
	2012			2011
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(Dollars in millions; yields on taxable-equivalent basis)
Assets
Interest-earning assets:
Federal funds sold and securities purchased under agreements to resell	$—	$—	—%	$8	$—	—%
Trading account assets	149	2	2.70	154	2	2.62
Securities:
Taxable	26,252	352	2.70	24,760	415	3.38
Tax-exempt	24	—	—	31	—	—
Loans held for sale	1,077	15	2.80	1,313	22	3.38
Loans, net of unearned income (1)(2)	76,919	1,641	4.29	81,756	1,738	4.29
Other interest-earning assets	4,225	5	0.24	5,120	6	0.24

Total interest-earning assets	108,646	2,015	3.73	113,142	2,183	3.89
Allowance for loan losses	(2,625)			(3,204)
Cash and due from banks	1,901			2,003
Other non-earning assets	15,169			15,770

	$123,091			$127,711

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Savings accounts	$5,508	2	0.07	$4,973	2	0.08
Interest-bearing transaction accounts	19,552	12	0.12	13,565	14	0.21
Money market accounts	23,972	23	0.19	27,307	41	0.30
Time deposits	18,114	127	1.41	22,738	208	1.84

Total interest-bearing deposits (3)	67,146	164	0.49	68,583	265	0.78
Federal funds purchased and securities sold under agreements to repurchase	1,714	—	—	1,844	1	0.11
Other short-term borrowings	265	—	—	261	—	—
Long-term borrowings	7,223	162	4.51	12,288	189	3.10

Total interest-bearing liabilities	76,348	326	0.86	82,976	455	1.11

Net interest spread			2.87			2.78

Non-interest-bearing deposits (3)	28,816			27,109
Other liabilities	2,871			2,409
Stockholders’ equity	15,056			15,217

	$123,091			$127,711

Net interest income/margin on a taxable-equivalent basis from continuing operations (4)(5)		$1,689	3.13%		$1,728	3.08%

Notes:

(1)	Loans, net of unearned income include non-accrual loans for all periods presented.
(2)	Interest income includes net loan fees of $32 million and $28 million for the six months ended June 30, 2012 and 2011, respectively.
(3)

Total deposit costs may be calculated by dividing total interest expense on deposits by the sum of interest-bearing deposits and non-interest bearing deposits. The rates for total deposit costs equal 0.34% and 0.56% for the six months ended June 30, 2012 and 2011, respectively.

(4)	The computation of taxable-equivalent net interest income is based on the stautory federal income tax rate of 35%, adjusted for applicable state income taxes net of the related federal tax benefit.
(5)

The table above does not include average assets, average liabilities, interest income, or interest expense for discontinued operations (see Note 2 to the consolidated financial statements). If these assets, liabilities, and net interest income were included in the calculation, the consolidated net interest income and margin on a taxable equivalent basis would be $1,695 million and 3.11% and $1,744 million and 3.06% for the six months ended June 30, 2012 and 2011, respectively.

For the second quarter of 2012, related to continuing operations net interest income (taxable-equivalent basis) totaled $850 million compared to $864 million in the second quarter of 2011. The net interest margin (taxable-equivalent basis) was 3.16 percent for the second quarter of 2012, compared to 3.07 percent for the second quarter of 2011. For both the first six months of 2012 and 2011, related to continuing operations net interest income (taxable-equivalent basis) totaled $1.7 billion. The net interest margin (taxable-equivalent basis) was 3.13 percent for the six months ended June 30, 2012, compared to 3.08 percent for the first six months of 2011. Net interest margin increased for both periods primarily as a result of declines in overall deposit costs, lower levels of non-accrual loans and a decline in low-yielding other interest earning assets, primarily cash held at the Federal Reserve.

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

The primary objective of asset/liability management at Regions is to coordinate balance sheet composition with interest rate risk management to sustain a reasonable and stable net interest income throughout various interest rate cycles. In computing interest rate sensitivity for measurement, Regions compares a set of alternative interest rate scenarios to the results of a base case scenario based on “market forward rates.” The standard set of interest rate scenarios includes the traditional instantaneous parallel rate shifts of plus 100 and 200 basis points. Regions also prepares a minus 50 basis points scenario, as minus 100 and 200 basis scenarios are of limited use in the current rate environment. Up-rate scenarios of greater magnitude are also analyzed, and are of increased importance as the current and historic low levels of interest rates increase the relative likelihood of a rapid and substantial increase in interest rates. Regions also includes simulations of gradual interest rate movements that may more realistically mimic potential interest rate movements. These gradual scenarios include curve steepening, flattening, and parallel movements of various magnitudes phased in over a six-month period, and include rate shifts of minus 50 basis points and plus 100 and 200 basis points.

Exposure to Interest Rate Movements—As of June 30, 2012, Regions was moderately asset sensitive to both gradual and instantaneous rate shifts as compared to the base case for the measurement horizon ending June 2013. The exposure reflected in the minus 50 basis points scenario reflects the risk of accelerating prepayment activity as spurred by exceptionally low levels of long-term interest rates, as well as the risk that short-term interest rates (such as the Fed Funds rate and the rate of Interest On Excess Reserves) decline to zero. The table below summarizes Regions’ position, and the scenarios are inclusive of all interest-rate risk hedging activities. Note that wherever scenarios would indicate negative interest rates, a minimum of zero is applied.

Table 23—Interest Rate Sensitivity

Estimated Annual Change in Net Interest Income June 30, 2012
(In millions)
Gradual Change in Interest Rates
+200 basis points	$386
+100 basis points	209
-50 basis points	(99)

Instantaneous Change in Interest Rates
+200 basis points	$478
+100 basis points	263
-50 basis points	(123)

Interest rate movements may also have an impact on the value of Regions’ securities portfolio, which can directly impact the carrying value of stockholders’ equity. Regions from time to time may hedge these price movements with derivatives (as discussed below). However, at June 30, 2012, Regions had no designations of hedges to mitigate price movements of securities.

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

The primary objective of Regions’ hedging strategies is to mitigate the impact of interest rate changes, from an economic perspective, on net interest income and the net present value of its balance sheet. The overall effectiveness of these hedging strategies is subject to market conditions, the quality of Regions’ execution, the accuracy of its valuation assumptions, counterparty credit risk and changes in interest rates. See Note 12 “Derivative Financial Instruments and Hedging Activities” to the consolidated financial statements for a tabular summary of Regions’ quarter-end and year-end derivatives positions and further discussion.

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

MARKET RISK—PREPAYMENT RISK

Regions, like most financial institutions, is subject to changing prepayment speeds on mortgage-related assets under different interest rate environments. Prepayment risk is a significant risk to earnings and specifically to net interest income. For example, mortgage loans and other financial assets may be prepaid by a debtor, so that the debtor may refinance its obligations at lower rates. As loans and other financial assets prepay in a falling rate environment, Regions must reinvest these funds in lower-yielding assets. Prepayments of assets carrying higher rates reduce Regions’ interest income and overall asset yields. Conversely, in a rising rate environment, these assets will prepay at a slower rate, resulting in opportunity cost by not having the cash flow to reinvest at higher rates. Prepayment risk can also impact the value of securities and the carrying value of equity. Regions’ greatest exposures to prepayment risks primarily rest in its mortgage-backed securities portfolio, the mortgage fixed-rate loan portfolio and the mortgage servicing asset, all of which tend to be sensitive to interest rate movements. Regions also has prepayment risk that would be reflected in non-interest income in the form of servicing income on loans sold. Regions actively monitors prepayment exposure as part of its overall net interest income forecasting and interest rate risk management. For instance, at this time of historically low interest rates, Regions carefully evaluates and manages the exposure to declining prepayments that are expected to coincide with increasing interest rates in both the loan and securities portfolio.

MARKET RISK—BROKERAGE AND OTHER MARKET ACTIVITY RISK

When there are references to Morgan Keegan it should not be assumed or inferred that any specific activity mentioned is carried on by any particular Morgan Keegan entity. On January 11, 2012, Regions entered into a stock purchase agreement to sell Morgan Keegan & Company, Inc. and related affiliates to Raymond James Financial, Inc. The transaction closed on April 2, 2012. Refer to Note 2 “Discontinued Operations,” to the consolidated financial statements for further details.

Regions’ capital markets business, which includes derivatives, loan syndication and foreign exchange trading activities, expose it to market risk. Further, the Company is exposed to market risk from mortgage hedging activities which include secondary marketing of loans to government-sponsored entities and mortgage servicing rights valuation.

To manage trading risks arising from interest rate and equity price risks, the Company uses a Value at Risk (“VAR”) model along with other risk management methods to measure the potential fair value the Company could lose on its trading positions given a specified statistical confidence level and time-to-liquidate time horizon. The results of VAR were immaterial for both June 30, 2012 and December 31, 2011.

PROVISION FOR LOAN LOSSES

The provision for loan losses is used to maintain the allowance for loan losses at a level that in management’s judgment is appropriate to absorb probable losses inherent in the portfolio at the balance sheet date. The provision for loan losses totaled $26 million in the second quarter of 2012 compared to $398 million during the second quarter of 2011. The provision for loan losses totaled $143 million in the first six months of 2012 compared to $880 million in the first six months of 2011. Net charge-offs as a percentage of average loans (annualized) were 1.56 percent and 2.54 percent in the first six months of 2012 and 2011, respectively. Net charge-offs were lower across most major loan categories when comparing the 2012 period to the prior year period, except for the consumer credit card portfolio which was purchased in the second quarter of 2011. In addition to lower levels of charge-offs, credit quality metrics continued to improve. Charge-offs exceeded provision for loan losses for the second quarter of 2012 and the first half of 2012, primarily due to improving credit metrics.

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

INTERNATIONAL RISK

Regions has minimal sovereign credit exposure. Regions does own an immaterial amount in government securities issued by a single non-European sovereign, as well as a guarantee on a leveraged lease from a Western European government agency. However, Regions does have country exposure, which is defined as the aggregation of exposure Regions has with financial institutions, companies, or individuals in a given country outside of the United States. The majority of these exposures are in the form of corporate bonds, derivative hedges (interest rate and foreign exchange) and leveraged lease guarantees. This exposure is concentrated in highly-rated, Western European countries but not in those most severely affected by the recent Eurozone turmoil.

In addition to Western Europe and Australia, Regions’ corporate securities include investments in corporations domiciled in other countries in Eastern Europe and North America. Regions has other smaller exposures in the form of trade confirmations, due from clearing accounts and loan participations with counterparties domiciled in countries in other regions, such as Latin America, Asia and the Middle East / North Africa region.

At June 30, 2012, Regions’ international exposure was approximately $958 million in total. Approximately 63 percent of the total exposure relates to corporate bonds. Approximately 56 percent of the total exposure relates to highly-rated Western European entities.

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

Table 24—Non-Interest Income from Continuing Operations

	Three Months Ended June 30
	2012	2011
	(In millions)
Service charges on deposit accounts	$233	$308
Capital markets and investment income	17	19
Mortgage income	90	50
Trust department income	50	51
Securities gains, net	12	24
Insurance commissions and fees	26	25
Bank owned life insurance	21	20
Commercial credit fee income	16	20
Leveraged lease termination gains	7	—
Net revenue (loss) from affordable housing	(13)	(17)
Credit card / bank card income	23	10
Other miscellaneous income	25	33

	$507	$543

	Six Months Ended June 30
	2012	2011
	(In millions)
Service charges on deposit accounts	$487	$595
Capital markets and investment income	45	50
Mortgage income	167	95
Trust department income	99	101
Securities gains, net	24	106
Insurance commissions and fees	54	53
Bank owned life insurance	42	41
Commercial credit fee income	35	40
Leveraged lease termination gains	14	—
Net revenue (loss) from affordable housing	(27)	(31)
Credit card / bank card income	46	18
Other miscellaneous income	45	55

	$1,031	$1,123

Service charges on deposit accounts—Service charges on deposit accounts decreased $75 million for the quarter ended June 30, 2012, as compared to the second quarter of 2011. For the six months ended June 30, 2012 service charges on deposit accounts decreased $108 million from the corresponding 2011 period. The decreases in both periods are primarily driven by policy changes related to Regulation E, as well as a decline in interchange income as a result of debit interchange price controls implemented in the fourth quarter of 2011. During the second quarter of 2012, service charges on deposit accounts were also impacted by approximately $24 million due to the establishment of a reserve for customer refunds resulting from a change in the Company’s non-sufficient funds policy.

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

Mortgage income—Mortgage income increased $40 million for the second quarter of 2012 as compared to the second quarter of 2011. Mortgage income increased $72 million for the six months ended June 30, 2012 as compared to the corresponding 2011 period. The increases were driven by customers taking advantage of the opportunity to refinance under the extended Home Affordable Refinance Program, or HARP II. Mortgage originations totaled $2.1 billion for the second quarter of 2012, as compared to $1.4 billion for the second quarter of 2011. Mortgage originations totaled $3.7 billion for the first six months of 2012, as compared to $3.0 billion for the first six months of 2011.

Securities gains, net—Securities gains for the second quarter of 2012 declined to $12 million from $24 million for the second quarter of 2011. For the first six months of 2012 securities gains declined to $24 million from $106 million for the corresponding 2011 period. Lower securities gains during both 2012 periods resulted from lower volumes of securities sales, resulting from the Company’s asset/liability management process.

Leveraged lease termination gains—A 2008 settlement with the Internal Revenue Service (“IRS”) negatively impacted the economics of Regions’ leveraged lease portfolio. In addition, there has been a mutual desire with lessees to terminate certain leases within this portfolio. Therefore, Regions terminated certain leveraged leases during 2012 resulting in a $7 million gain for the second quarter and a $14 million gain for first six months of 2012. The termination gains were largely offset by increases in related income tax expense. There were no corresponding leveraged lease termination gains in either corresponding 2011 period.

Credit card / bank card income—Credit card / bank card income increased $13 million for second quarter of 2012 as compared to the second quarter of 2011. Credit card / bank card income increased $28 million for the six months ended June 30, 2012 as compared to the corresponding 2011 period. Credit card income is derived from activity related to the Regions-branded credit card amounts purchased from FIA card services in the second quarter of 2011 and any subsequent originations. Bank card income relates to commercial purchasing cards. The increase is due to the credit card portfolio purchase at the end of the second quarter of 2011.

NON-INTEREST EXPENSE

The following tables present a summary of non-interest expense. For expanded discussion of certain significant non-interest expense items, refer to the discussion of each component following the tables presented.

Table 25—Non-Interest Expense from Continuing Operations

	Three Months Ended June 30
	2012	2011
	(In millions)
Salaries and employee benefits	$434	$401
Net occupancy expense	92	98
Furniture and equipment expense	67	72
Professional and legal expenses	36	38
Amortization of core deposit intangible	21	24
Other real estate owned expense	10	37
Credit/checkcard expenses	19	7
FDIC premiums	44	72
Marketing	20	17
Branch consolidation and property and equipment charges	—	77
(Gain)/loss on loans held for sale	(26)	4
Other miscellaneous expenses	125	109

	$842	$956

	Six Months Ended June 30
	2012	2011
	(In millions)
Salaries and employee benefits	$876	$829
Net occupancy expense	186	198
Furniture and equipment expense	131	142
Professional and legal expenses	63	93
Amortization of core deposit intangible	43	49
Other real estate owned expense	33	76
Credit/checkcard expenses	39	15
FDIC premiums	91	124
Marketing	37	30
Branch consolidation and property and equipment charges	—	77
(Gain)/loss on loans held for sale	(34)	6
Other miscellaneous expenses	290	249

	$1,755	$1,888

Salaries and employee benefits—Salaries and employee benefits increased $33 million for the second quarter of 2012 when compared to the second quarter of 2011. Salaries and employee benefits increased $47 million for the first six months of 2012 when compared to the corresponding 2011 period. The increase in both periods is due to higher pension costs, annual merit increases and incentive increases, including mortgage-related incentives.

Professional and legal expenses—Professional and legal expenses decreased $2 million for the second quarter of 2012 when compared to the second quarter of 2011. Professional and legal expenses decreased $30 million for the first six months of 2012 when compared to corresponding 2011 period. The decrease in the year-to-date periods was driven by a lower volume of legal costs.

Other real estate owned expense—Other real estate owned (“OREO”) expense includes the cost of adjusting foreclosed properties to estimated fair value after these assets have been classified as OREO, net gains and losses on sales of properties, and other costs to maintain the property such as property taxes, security, and grounds maintenance. OREO expense decreased $27 million for the second quarter of 2012 when compared to the second quarter of 2011. OREO expense decreased $43 million for the first six months of 2012 when compared to the corresponding 2011 period. The decline in expense was due to lower OREO balances and stabilizing real estate values.

FDIC premiums—FDIC premiums decreased $28 million for the second quarter of 2012 when compared to the second quarter of 2011. FDIC premiums decreased $33 million for the first six months of 2012 when compared to the corresponding 2011 period. The decreases are related to lower assets, improving credit quality and changes in balance sheet mix, all of which impact the premium calculation.

Branch consolidation and property and equipment charges—The Company recorded $77 million in valuation charges during the second quarter of 2011 related to lower of cost or market adjustments on owned branch property, terminated ground leases, and impairment of other equipment. The charges were driven primarily by the Company’s decision to consolidate 40 branches.

(Gain)/loss on loans held for sale—The Company recorded a $26 million reduction in non-interest expense for the second quarter of 2012 and a $34 million reduction of non-interest expense for the first six months of 2012 related to gains on loans held for sale. The Company recorded losses on loans held for sale of $4 million and $6 million for the second quarter and first six months of 2011, respectively. The improvement for both periods relates to completed sales and paydowns of individual loans at amounts in excess of carrying value.

Other miscellaneous expenses—Other miscellaneous expenses increased $16 million for the second quarter of 2012 as compared to the same period of 2011, and $41 million for the first six months of 2012 as compared to the corresponding 2011 period. Higher levels of amortization of intangible assets, driven by the June 30, 2011 credit card portfolio purchase, contributed to the overall increase. This item also includes expenses for communications, postage, supplies, certain credit-related costs and business development services.

INCOME TAXES

The Company’s income tax expense from continuing operations for the three months ended June 30, 2012 was $126 million compared to an income tax benefit of $34 million for the same period in 2011, resulting in effective tax rates of 26.4 percent and (75.6) percent, respectively. Income tax expense from continuing operations for the six months ended June 30, 2012 was $208 million compared to an income tax benefit of $63 million for the same period in 2011, resulting in effective tax rates of 26.1 percent and (95.5) percent, respectively. The increase in income tax expense for the three and six months ended June 30, 2012 is due to positive consolidated pre-tax earnings offset by a net benefit of $23 million recognized in the second quarter of 2012 associated with the following items: effective settlement of the 2007, 2008 and 2009 tax years with the Internal Revenue Service (“IRS”), an increase in the deferred tax asset valuation allowance and an increase in unrecognized tax benefits.

The Company has established a valuation allowance for deferred tax assets in the amount of $59 million at June 30, 2012 and $32 million at December 31, 2011. The Company continually assesses the recoverability of its deferred tax assets based on a process that evaluates all available positive and negative evidence, including the impact of prudent and feasible tax planning strategies. The impact of such tax planning strategies is dependent on, among other things, the timing of implementation and the resulting taxable income. During the period ended June 30, 2012, it was determined that several tax planning strategies focused on utilization of state net operating losses may not occur in a time period that allows for the utilization within the prescribed carryforward periods. As a result, the valuation allowance was increased related to certain state tax net operating losses by $27 million. If the implementation of these tax planning strategies is delayed in future periods, an additional valuation allowance against state net operating losses may be possible.

During the second quarter, the Company reached an agreement with the IRS that effectively settled the examination of the tax years 2007, 2008 and 2009. At this time, the Company has no expectation that any tax positions related to the settlement will be reexamined. The years subsequent to these years are open to examination.

The Company completed the sale of Morgan Keegan and related affiliates to Raymond James on April 2, 2012. Raymond James and the Company have until 2013 to finalize income tax elections that will determine the tax characterization of the sale. The Company has reflected the transaction as if Raymond James purchased the assets of the entities for tax purposes. In future periods, if it is ultimately decided that the transaction is not an asset sale, the Company could reflect additional income tax expense within discontinued operations, which would not materially impact the Company’s financial position or regulatory capital.

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

See Note 11 “Income Taxes” to the consolidated financial statements for additional information about taxes.

DISCONTINUED OPERATIONS

Regions reported income from discontinued operations of $4 million, or $0.00 per diluted common share, for the second quarter of 2012, compared to income of $30 million, or $0.02 per diluted common share, for the second quarter of 2011. Morgan Keegan was sold on April 2, 2012. Included in discontinued operations during the second quarter of 2012 were an estimated pre-tax gain on sale of $15 million, largely offset by professional and legal expenses. For the six months ended June 30, 2012, Regions reported a loss from discontinued operations of $36 million, or ($0.03) per diluted common share, compared to income of $49 million, or $0.04 per diluted common share, for the six months ended June 30, 2011. Higher professional and legal costs drove the loss from discontinued operations.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Reference is made to pages 98 through 101 included in Management’s Discussion and Analysis.

Item 4.	Controls and Procedures

Based on an evaluation, as of the end of the period covered by this Form 10-Q, under the supervision and with the participation of Regions’ management, including its Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer have concluded that Regions’ disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) are effective. During the quarter ended June 30, 2012, there have been no changes in Regions’ internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Regions’ internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Information required by this item is set forth in Note 15, “Commitments and Contingencies” in the Notes to the Consolidated Financial Statements (Unaudited) in Part I. Item 1. of this report, which is incorporated herein by reference.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Information concerning Regions’ repurchases of its outstanding common stock during the three-month period ended June 30, 2012, is set forth in the following table:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 – 30, 2012	—	—	—	23,072,300
May 1 – 31, 2012	—	—	—	23,072,300
June 1 – 30, 2012	—	—	—	23,072,300
Total	—	—	—	23,072,300

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

Restrictions on Dividends and Repurchase of Stock

Holders of Regions common stock are only entitled to receive such dividends as Regions’ board of directors may declare out of funds legally available for such payments. Furthermore, holders of Regions common stock are subject to the prior dividend rights of any holders of Regions preferred stock then outstanding. As of June 30, 2012, there were no shares of preferred stock outstanding.

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

Item 6.	Exhibits

The following is a list of exhibits including items incorporated by reference

3.1	Amended and Restated Certificate of Incorporation. The attached Exhibit 3.1 is for the sole purpose of refiling the Amended and Restated Certificate of Incorporation of Regions Financial Corporation as filed with the Secretary of State of the State of Delaware on May 13, 2010 to remove the Certificate of Designations of Fixed Rate Cumulative Perpetual Preferred Stock, Series A and the Certificate of Designations of 10% Mandatory Convertible Preferred Stock, Series B.

3.2	By-laws as amended and restated, incorporated by reference to Exhibit 3.2 to Form 8-K Current Report filed by registrant on May 14, 2010

10.1	Amendment to Certain Equity-based Awards Granted to John C. Carson, Jr. under the Regions Financial Corporation 2010 Long Term Incentive Plan and the Regions Financial Corporation 2006 Long Term Incentive Plan, incorporated by reference to Exhibit 10.1 to Form 8-K Current Report filed by registrant on April 2, 2012

10.2	Regions Financial Corporation Amended and Restated Management Incentive Plan, incorporated by reference to Exhibit 10.1 to Form 8-K Current Report filed by registrant on May 25, 2012

10.3	Form of Notice and Form of Restricted Stock Unit Award Agreement, incorporated by reference to Exhibit 10.2 to Form 8- K Current Report filed by registrant on May 25, 2012

10.4	Form of Notice and Form of Performance Stock Unit Award Agreement, incorporated by reference to Exhibit 10.3 to Form 8-K Current Report filed by registrant on May 25, 2012

10.5	Form of Notice and Form of Performance Unit Award Agreement, incorporated by reference to Exhibit 10.4 to Form 8-K Current Report filed by registrant on May 25, 2012

12	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data File

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned thereunto duly authorized.

DATE: August 6, 2012	Regions Financial Corporation

/S/ HARDIE B. KIMBROUGH, JR.
Hardie B. Kimbrough, Jr. Executive Vice President and Controller (Chief Accounting Officer and Authorized Officer)