Form 10-Q
period 2012-09-30
REGIONS FINANCIAL CORP
filed 2012-11-05
CIK 1281761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                     to

Commission File Number: 001-34034

Regions Financial Corporation

(Exact name of registrant as specified in its charter)

Delaware	63-0589368
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1900 Fifth Avenue North Birmingham, Alabama	35203
(Address of principal executive offices)	(Zip Code)

(800) 734-4667

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

The number of shares outstanding of each of the issuer’s classes of common stock was 1,413,003,000 shares of common stock, par value $.01, outstanding as of October 24, 2012.

REGIONS FINANCIAL CORPORATION

FORM 10-Q

Forward-Looking Statements

This Quarterly Report on Form 10-Q, other periodic reports filed by Regions Financial Corporation (“Regions”) under the Securities Exchange Act of 1934, as amended, and any other written or oral statements made by or on behalf of Regions may include forward-looking statements. The Private Securities Litigation Reform Act of 1995 (the “Act”) provides a “safe harbor” for forward-looking statements which are identified as such and are accompanied by the identification of important factors that could cause actual results to differ materially from the forward-looking statements. For these statements, we, together with our subsidiaries, unless the context implies otherwise, claim the protection afforded by the safe harbor in the Act. Forward-looking statements are not based on historical information, but rather are related to future operations, strategies, financial results or other developments. Forward-looking statements are based on management’s expectations as well as certain assumptions and estimates made by, and information available to, management at the time the statements are made. Those statements are based on general assumptions and are subject to various risks, uncertainties and other factors that may cause actual results to differ materially from the views, beliefs and projections expressed in such statements. These risks, uncertainties and other factors include, but are not limited to, those described below:

•

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) became law in July 2010, and a number of legislative, regulatory and tax proposals remain pending. Additionally, the U.S. Treasury Department and federal banking regulators continue to implement, but are also beginning to wind down, a number of programs to address capital and liquidity in the banking system. Future and proposed rules, including those that are part of the Basel III process, are expected to require banking institutions to increase levels of capital. All of the foregoing may have significant effects on Regions and the financial services industry, the exact nature and extent of which cannot be determined at this time.

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

•	Possible changes in the creditworthiness of customers and the possible impairment of the collectability of loans.

•	Possible changes in trade, monetary and fiscal policies, laws and regulations and other activities of governments, agencies, and similar organizations, may have an adverse effect on business.

•	Possible regulations issued by the Consumer Financial Protection Bureau or other regulators which might adversely impact Regions’ business model or products and services.

•	Possible stresses in the financial and real estate markets, including possible continued deterioration in property values.

•	Regions’ ability to manage fluctuations in the value of assets and liabilities and off-balance sheet exposure so as to maintain sufficient capital and liquidity to support Regions’ business.

•	Regions’ ability to expand into new markets and to maintain profit margins in the face of competitive pressures.

•	Regions’ ability to develop competitive new products and services in a timely manner and the acceptance of such products and services by Regions’ customers and potential customers.

•	Regions’ ability to keep pace with technological changes.

•	Regions’ ability to effectively manage credit risk, interest rate risk, market risk, operational risk, legal risk, liquidity risk, reputational risk, and regulatory and compliance risk.

•	Regions’ ability to ensure adequate capitalization which is impacted by inherent uncertainties in forecasting credit losses.

•	The cost and other effects of material contingencies, including litigation contingencies, and any adverse judicial, administrative, or arbitral rulings or proceedings.

•	The effects of increased competition from both banks and non-banks.

•	The effects of geopolitical instability and risks such as terrorist attacks.

•	Possible changes in consumer and business spending and saving habits could affect Regions’ ability to increase assets and to attract deposits.

•	The effects of weather and natural disasters such as floods, droughts, wind, tornadoes and hurricanes, and the effects of man-made disasters.

•	Possible downgrades in ratings issued by rating agencies.

•	Possible changes in the speed of loan prepayments by Regions’ customers and loan origination or sales volumes.

•	Possible acceleration of prepayments on mortgage-backed securities due to low interest rates, and the related acceleration of premium amortization on those securities.

•	The effects of problems encountered by larger or similar financial institutions that adversely affect Regions or the banking industry generally.

•	Regions’ ability to receive dividends from its subsidiaries.

•	The effects of the failure of any component of Regions’ business infrastructure which is provided by a third party.

•	Changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or other regulatory agencies.

•	The effects of any damage to Regions’ reputation resulting from developments related to any of the items identified above.

The words “believe,” “expect,” “anticipate,” “project,” and similar expressions often signify forward-looking statements. You should not place undue reliance on any forward-looking statements, which speak only as of the date made. We assume no obligation to update or revise any forward-looking statements that are made from time to time.

See also the “Forward-Looking Statements” and “Risk Factors” sections of Regions’ Annual Report on Form 10-K for the year ended December 31, 2011 and the “Forward-Looking Statements” section of Regions’ Quarterly Report on Form 10-Q for the quarters ended March 31, 2012 and June 30, 2012, as filed with the Securities and Exchange Commission.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30 2012	December 31 2011
	(In millions, except share data)
Assets
Cash and due from banks	$1,738	$2,132
Interest-bearing deposits in other banks	2,192	4,913
Federal funds sold and securities purchased under agreements to resell	—	200
Trading account assets	114	1,266
Securities available for sale	27,603	24,471
Securities held to maturity	12	16
Loans held for sale (includes $1,130 and $844 measured at fair value, respectively)	1,265	1,193
Loans, net of unearned income	75,259	77,594
Allowance for loan losses	(2,062)	(2,745)

Net loans	73,197	74,849
Other interest-earning assets	881	1,085
Premises and equipment, net	2,274	2,375
Interest receivable	362	361
Goodwill	4,816	4,816
Mortgage servicing rights	176	182
Other identifiable intangible assets	365	449
Other assets	6,803	8,742

Total assets	$121,798	$127,050

Liabilities and Stockholders’ Equity
Deposits:
Non-interest-bearing	$30,345	$28,209
Interest-bearing	64,536	67,418

Total deposits	94,881	95,627
Borrowed funds:
Short-term borrowings:
Federal funds purchased and securities sold under agreements to repurchase	1,866	2,333
Other short-term borrowings	70	734

Total short-term borrowings	1,936	3,067
Long-term borrowings	6,224	8,110

Total borrowed funds	8,160	11,177
Other liabilities	3,856	3,747

Total liabilities	106,897	110,551
Stockholders’ equity:
Preferred stock, authorized 10 million shares
Series A, cumulative perpetual participating, par value $1.00 (liquidation preference $1,000.00) per share, net of discount; Issued—0 and 3,500,000 shares, respectively	—	3,419
Common stock, par value $.01 per share:
Authorized 3 billion shares
Issued including treasury stock—1,454,291,608 and 1,301,230,838 shares, respectively	15	13
Additional paid-in capital	19,910	19,060
Retained earnings (deficit)	(3,849)	(4,527)
Treasury stock, at cost—41,289,074 and 42,414,444 shares, respectively	(1,377)	(1,397)
Accumulated other comprehensive income (loss), net	202	(69)

Total stockholders’ equity	14,901	16,499

Total liabilities and stockholders’ equity	$121,798	$127,050

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
	(In millions, except per share data)
Interest income on:
Loans, including fees	$783	$867	$2,401	$2,590
Securities:
Taxable	170	177	523	592
Tax-exempt	—	—	—	—

Total securities	170	177	523	592
Loans held for sale	9	7	23	29
Trading account assets	—	—	1	—
Other interest-earning assets	2	4	7	10

Total interest income	964	1,055	2,955	3,221
Interest expense on:
Deposits	67	112	231	377
Short-term borrowings	1	—	1	1
Long-term borrowings	79	93	241	282

Total interest expense	147	205	473	660

Net interest income	817	850	2,482	2,561
Provision for loan losses	33	355	176	1,235

Net interest income after provision for loan losses	784	495	2,306	1,326
Non-interest income:
Service charges on deposit accounts	244	310	731	905
Investment fee income (loss)	34	(5)	79	45
Mortgage income	106	68	273	163
Trust department income	48	49	147	150
Securities gains (losses), net	12	(1)	36	105
Leveraged lease termination gains (losses), net	—	(2)	14	(2)
Other	89	94	284	270

Total non-interest income	533	513	1,564	1,636
Non-interest expense:
Salaries and employee benefits	449	383	1,325	1,212
Net occupancy expense	99	95	285	293
Furniture and equipment expense	65	70	196	212
Other	256	302	818	1,021

Total non-interest expense	869	850	2,624	2,738

Income from continuing operations before income taxes	448	158	1,246	224
Income tax expense (benefit)	136	17	344	(46)

Income from continuing operations	312	141	902	270
Discontinued operations:
Income (loss) from discontinued operations before income taxes	(19)	24	(80)	64
Income tax expense (benefit)	(8)	10	(33)	1

Income (loss) from discontinued operations, net of tax	(11)	14	(47)	63

Net income	$301	$155	$855	$333

Net income from continuing operations available to common shareholders	$312	$87	$777	$110

Net income available to common shareholders	$301	$101	$730	$173

Weighted-average number of shares outstanding:
Basic	1,414	1,259	1,370	1,258
Diluted	1,423	1,261	1,375	1,260
Earnings per common share from continuing operations:
Basic	$0.22	$0.07	$0.57	$0.09
Diluted	0.22	0.07	0.57	0.09
Earnings per common share:
Basic	$0.21	$0.08	$0.53	$0.14
Diluted	0.21	0.08	0.53	0.14
Cash dividends declared per common share	0.01	0.01	0.03	0.03

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30
	2012	2011
	(In millions)
Net income	$301	$155
Other comprehensive income, net of tax:*
Unrealized gains on securities available for sale:
Unrealized holding gains arising during the period (net of $93 and $104 tax effect for the three months ended September 30, 2012 and 2011, respectively)	150	166
Less: reclassification adjustments for securities gains realized in net income (net of $5 and zero tax effect for the three months ended September 30, 2012 and 2011, respectively)	7	(1)

Net change in unrealized gains on securities available for sale	143	167
Unrealized gains on derivative instruments designated as cash flow hedges:
Unrealized holding gains on derivatives arising during the period (net of $2 and $74 tax effect for the three months ended September 30, 2012 and 2011, respectively)	4	124
Less: reclassification adjustments for gains realized in net income (net of $6 and $17 tax effect for the three months ended September 30, 2012 and 2011, respectively)	10	29

Net change in unrealized gains (losses) on derivative instruments	(6)	95
Defined benefit pension plans and other post employment benefits:
Amortization of actuarial loss and prior service cost realized in net income, and other (net of $7 and $5 tax effect for the three months ended September 30, 2012 and 2011, respectively)	11	7

Net change from defined benefit pension plans	11	7

Other comprehensive income, net of tax*	$148	$269

Comprehensive income	$449	$424

	Nine Months Ended September 30
	2012	2011
	(In millions)
Net income	$855	$333
Other comprehensive income, net of tax:*
Unrealized gains on securities available for sale:
Unrealized holding gains arising during the period (net of $145 and $185 tax effect for the nine months ended September 30, 2012 and 2011, respectively)	238	310
Less: reclassification adjustments for securities gains realized in net income (net of $13 and $37 tax effect for the nine months ended September 30, 2012 and 2011, respectively)	23	68

Net change in unrealized gains on securities available for sale	215	242
Unrealized gains on derivative instruments designated as cash flow hedges:
Unrealized holding gains on derivatives arising during the period (net of $31 and $109 tax effect for the nine months ended September 30, 2012 and 2011, respectively)	51	180
Less: reclassification adjustments for gains realized in net income (net of $19 and $54 tax effect for the nine months ended September 30, 2012 and 2011, respectively)	31	89

Net change in unrealized gains on derivative instruments	20	91
Defined benefit pension plans and other post employment benefits:
Amortization of actuarial loss and prior service cost realized in net income, and other (net of $22 and $13 tax effect for the nine months ended September 30, 2012 and 2011, respectively)	36	19

Net change from defined benefit pension plans	36	19

Other comprehensive income, net of tax*	$271	$352

Comprehensive income	$1,126	$685

*	All other comprehensive amounts are shown net of tax.

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Treasury Stock, At Cost	Accumulated Other Comprehensive Income (Loss)	Total

	Shares	Amount	Shares	Amount
	(In millions, except share and per share data)
BALANCE AT JANUARY 1, 2011	4	$3,380	1,256	$13	$19,050	$(4,047)	$(1,402)	$(260)	$16,734
Net income	—	—	—	—	—	333	—	—	333
Net change in unrealized gains and losses on securities available for sale, net of tax and reclassification adjustment	—	—	—	—	—	—	—	242	242
Net change in unrealized gains and losses on derivative instruments, net of tax and reclassification adjustment	—	—	—	—	—	—	—	91	91
Net change from defined benefit pension plans, net of tax	—	—	—	—	—	—	—	19	19
Cash dividends declared—$0.03 per share	—	—	—	—	—	(39)	—	—	(39)
Preferred dividends	—	—	—	—	—	(131)	—	—	(131)
Preferred stock transactions:
Discount accretion	—	29	—	—	—	(29)	—	—	—
Common stock transactions:
Impact of stock transactions under compensation plans, net	—	—	3	—	9	—	5	—	14

BALANCE AT SEPTEMBER 30, 2011	4	$3,409	1,259	$13	$19,059	$(3,913)	$(1,397)	$92	$17,263

BALANCE AT JANUARY 1, 2012	4	$3,419	1,259	$13	$19,060	$(4,527)	$(1,397)	$(69)	$16,499
Net income	—	—	—	—	—	855	—	—	855
Net change in unrealized gains and losses on securities available for sale, net of tax and reclassification adjustment	—	—	—	—	—	—	—	215	215
Net change in unrealized gains and losses on derivative instruments, net of tax and reclassification adjustment	—	—	—	—	—	—	—	20	20
Net change from defined benefit pension plans, net of tax	—	—	—	—	—	—	—	36	36
Cash dividends declared—$0.03 per share	—	—	—	—	—	(41)	—	—	(41)
Preferred dividends	—	—	—	—	—	(44)	—	—	(44)
Preferred stock transactions:
Discount accretion	—	10	—	—	—	(10)	—	—	—
Repurchase of Series A preferred stock issued to the U.S. Treasury and associated accelerated accretion	(4)	(3,429)	—	—	—	(71)	—	—	(3,500)
Repurchase of warrant from the U.S. Treasury	—	—	—	—	(45)	—	—	—	(45)
Common stock transactions:
Net proceeds from issuance of 153 million shares of common stock	—	—	153	2	873	—	—	—	875
Impact of stock transactions under compensation plans, net	—	—	1	—	22	(11)	20	—	31

BALANCE AT SEPTEMBER 30, 2012	—	$—	1,413	$15	$19,910	$(3,849)	$(1,377)	$202	$14,901

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30
	2012	2011
	(In millions )
Operating activities:
Net income	$855	$333
Adjustments to reconcile net cash provided by operating activities:
Provision for loan losses	176	1,235
Depreciation, amortization and accretion	530	504
Provision for losses on other real estate, net	24	97
Net securities gains	(36)	(105)
Gain on disposition of business	(16)	—
Deferred income tax expense (benefit)	299	(57)
Excess tax benefits from share-based payments	(1)	—
Originations and purchases of loans held for sale	(4,598)	(3,314)
Proceeds from sales of loans held for sale	4,393	4,602
Gain on sale of loans, net	(117)	(69)
Valuation charges on loans held for sale	8	8
Branch consolidation and property and equipment charges	—	77
Decrease (increase) in trading account assets	189	(346)
(Increase) decrease in other interest-earning assets	(162)	138
Increase in interest receivable	(4)	(1)
Decrease in other assets	42	1,931
Increase (decrease) in other liabilities	628	(379)
Other	5	(38)

Net cash from operating activities	2,215	4,616
Investing activities:
Proceeds from sales of securities available for sale	1,745	6,531
Proceeds from maturities of securities available for sale	4,923	3,630
Proceeds from maturities of securities held to maturity	4	7
Purchases of securities available for sale	(8,812)	(11,156)
Proceeds from sales of loans	764	1,294
Purchases of loans	(661)	(1,718)
Net decrease in loans	1,321	1,145
Net purchases of premises and equipment	(114)	(163)
Proceeds from disposition of business, net of cash transferred	855	—

Net cash from investing activities	25	(430)
Financing activities:
Net (decrease) increase in deposits	(746)	1,324
Net decrease in short-term borrowings	(202)	(994)
Proceeds from long-term borrowings	—	1,001
Payments on long-term borrowings	(1,853)	(4,003)
Cash dividends on common stock	(41)	(39)
Cash dividends on preferred stock	(44)	(131)
Net proceeds from issuance of common stock	875	—
Repurchase of Series A preferred stock	(3,500)	—
Repurchase of warrant	(45)	—
Excess tax benefits from share-based payments	1	—

Net cash from financing activities	(5,555)	(2,842)

(Decrease) increase in cash and cash equivalents	(3,315)	1,344
Cash and cash equivalents at beginning of year	7,245	6,919

Cash and cash equivalents at end of period	$3,930	$8,263

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Three and Nine Months Ended September 30, 2012 and 2011

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

The accounting and reporting policies of Regions and the methods of applying those policies that materially affect the consolidated financial statements conform with accounting principles generally accepted in the United States (“GAAP”) and with general financial services industry practices. The accompanying interim financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and notes to the consolidated financial statements necessary for a complete presentation of financial position, results of operations, comprehensive income and cash flows in conformity with GAAP. In the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair presentation of the consolidated financial statements have been included. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto in Regions’ Form 10-K for the year ended December 31, 2011. Regions has evaluated all subsequent events for potential recognition and disclosure through the filing date of this Form 10-Q. See Note 17.

Beginning with first quarter 2012 financial reporting, as required by new accounting literature, Regions began presenting separate consolidated statements of comprehensive income. Comprehensive income is the total of net income and all other non-owner changes in equity. Items are recognized as components of comprehensive income and are displayed net of tax in the consolidated statements of comprehensive income. In the calculation of comprehensive income, certain reclassification adjustments are made to avoid double-counting items that are displayed as part of net income for a period that also had been displayed as part of other comprehensive income in that period or earlier periods. The prior period is also shown for comparability.

On January 11, 2012, Regions entered into an agreement to sell Morgan Keegan & Company, Inc. (“Morgan Keegan”) and related affiliates. The transaction closed on April 2, 2012. See Note 2 and Note 15 for further details. Results of operations for the entities sold are presented separately as discontinued operations for all periods presented on the consolidated statements of income. Other expenses related to the transaction are also included in discontinued operations. This presentation is consistent with the consolidated financial statements included in the 2011 Form 10-K.

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

An estimated $15 million pre-tax gain on sale, which included a $256 million adjustment of liabilities to record the legal indemnification at fair value as discussed in the next paragraph, was recorded in the second quarter of 2012 as a component of discontinued operations. In order to estimate the gain on sale, Regions made assumptions regarding the finalization of elections for income tax purposes to be made by Raymond James and Regions. A pre-tax adjustment to increase the gain by $1 million was made in the third quarter based upon adjustments required by the terms of the sale.

In connection with the closing of the sale, Regions agreed to indemnify Raymond James for all litigation matters related to pre-closing activities. Losses under the indemnification include legal and other expenses, such as costs for defense, judgments, settlements and awards associated with the resolution of litigation related to pre-closing activities. Regions increased existing liabilities on the consolidated balance sheet in the second quarter by approximately $256 million such that the resulting amount of $385 million reflected the fair value of the indemnification at the close of the transaction. See Note 15 for related disclosure.

The following table represents the condensed results of operations for discontinued operations for the three and nine months ended September 30:

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
	(In millions, except per share data)
Interest income	$—	$9	$8	$29
Interest expense	—	1	1	5

Net interest income	—	8	7	24
Non-interest income:
Brokerage, investment banking and capital markets	—	222	233	688
Gain on sale	1	—	16	—
Other	—	10	7	45

Total non-interest income	1	232	256	733
Non-interest expense:
Salaries and employee benefits	—	146	171	472
Net occupancy expense	—	9	9	27
Furniture and equipment expense	—	7	8	21
Professional and legal expenses	19	22	125	70
Other	1	32	30	103

Total non-interest expense	20	216	343	693

Income (loss) from discontinued operations before income taxes	(19)	24	(80)	64
Income tax expense (benefit)	(8)	10	(33)	1

Income (loss) from discontinued operations, net of tax	$(11)	$14	$(47)	$63

Earnings (loss) per common share from discontinued operations:
Basic	$(0.01)	$0.01	$(0.04)	$0.05
Diluted	$(0.01)	$0.01	$(0.04)	$0.05

NOTE 3—Securities

The amortized cost, gross unrealized gains and losses, and estimated fair value of securities available for sale and securities held to maturity are as follows:

	September 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Securities available for sale:
U.S. Treasury securities	$49	$2	$—	$51
Federal agency securities	617	3	—	620
Obligations of states and political subdivisions	12	—	—	12
Mortgage-backed securities:
Residential agency	22,213	734	(11)	22,936
Residential non-agency	12	1	—	13
Commercial agency	703	21	—	724
Commercial non-agency	916	42	—	958
Corporate and other debt securities	1,526	71	(2)	1,595
Equity securities	692	3	(1)	694

	$26,740	$877	$(14)	$27,603

Securities held to maturity:
U.S. Treasury securities	$2	$1	$—	$3
Federal agency securities	2	—	—	2
Mortgage-backed securities:
Residential agency	8	—	—	8

	$12	$1	$—	$13

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Securities available for sale:
U.S. Treasury securities	$95	$3	$—	$98
Federal agency securities	147	—	—	147
Obligations of states and political subdivisions	24	12	—	36
Mortgage-backed securities:
Residential agency	21,688	494	(7)	22,175
Residential non-agency	15	1	—	16
Commercial agency	318	8	—	326
Commercial non-agency	314	7	—	321
Corporate and other debt securities	539	5	(7)	537
Equity securities	817	2	(4)	815

	$23,957	$532	$(18)	$24,471

Securities held to maturity:
U.S. Treasury securities	$4	$—	$—	$4
Federal agency securities	3	—	—	3
Mortgage-backed securities:
Residential agency	9	1	—	10

	$16	$1	$—	$17

Entities included with the sale of Morgan Keegan and related affiliates had approximately $2 million in securities available for sale at December 31, 2011, which are included in the table above. There were no such securities at September 30, 2012 as these entities were sold during the second quarter as discussed in Note 2.

Equity securities in the tables above included the following amortized cost related to Federal Reserve Bank stock and Federal Home Loan Bank (“FHLB”) stock. Shares in the Federal Reserve Bank and FHLB are accounted for at amortized cost, which approximates fair value.

	September 30 2012	December 31 2011
	(In millions)
Federal Reserve Bank	$480	$481
Federal Home Loan Bank	100	219

Securities with carrying values of $12.4 billion and $14.3 billion at September 30, 2012 and December 31, 2011, respectively, were pledged to secure public funds, trust deposits and certain borrowing arrangements.

The amortized cost and estimated fair value of securities available for sale and securities held to maturity at September 30, 2012, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(In millions)
Securities available for sale:
Due in one year or less	$30	$30
Due after one year through five years	655	671
Due after five years through ten years	1,255	1,296
Due after ten years	264	281
Mortgage-backed securities:
Residential agency	22,213	22,936
Residential non-agency	12	13
Commercial agency	703	724
Commercial non-agency	916	958
Equity securities	692	694

	$26,740	$27,603

Securities held to maturity:
Due in one year or less	$2	$3
Due after one year through five years	2	2
Due after five years through ten years	—	—
Due after ten years	—	—
Mortgage-backed securities:
Residential agency	8	8

	$12	$13

The following tables present gross unrealized losses and the related estimated fair value of securities available for sale at September 30, 2012 and December 31, 2011. These securities are segregated between investments that have been in a continuous unrealized loss position for less than twelve months and twelve months or more.

	September 30, 2012
	Less Than Twelve Months		Twelve Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In millions)
Mortgage-backed securities:
Residential agency	$1,368	$(10)	$70	$(1)	$1,438	$(11)
All other securities	60	(3)	—	—	60	(3)

	$1,428	$(13)	$70	$(1)	$1,498	$(14)

	December 31, 2011
	Less Than Twelve Months		Twelve Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In millions)
Mortgage-backed securities:
Residential agency	$1,778	$(7)	$—	$—	$1,778	$(7)
All other securities	291	(9)	5	(2)	296	(11)

	$2,069	$(16)	$5	$(2)	$2,074	$(18)

There was no gross unrealized loss on debt securities held to maturity at either September 30, 2012 or December 31, 2011.

For the securities included in the tables above, management does not believe any individual unrealized loss, which was comprised of 179 securities and 524 securities at September 30, 2012 and December 31, 2011, respectively, represented an other-than-temporary impairment as of those dates. The Company does not intend to sell, and it is not likely that the Company will be required to sell, the securities before the recovery of their amortized cost basis, which may be at maturity.

For the three and nine months ended September 30, 2012, Regions recorded a credit-related impairment charge of approximately zero and $2 million, respectively. Regions did not record any credit-related impairment charges during the three or nine months ended September 30, 2011.

Cash proceeds from sale, gross realized gains and gross realized losses from continuing operations on sales of securities available for sale are shown in the table below. The cost of securities sold is based on the specific identification method.

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
	(In millions)
Proceeds	$75	$52	$1,745	$6,531
Gross realized gains	13	—	37	105
Gross realized losses	(1)	(1)	(1)	—

Net securities gains (losses)	$12	$(1)	$36	$105

The following table details net gains (losses) for trading account securities:

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
	(In millions)
Total net gains (losses)	$3	$(21)	$32	$10
Unrealized portion	3	(35)	27	(21)

Included in the table above are amounts related to activities of Morgan Keegan. The totals include no impact related to Morgan Keegan for the three months ended September 30, 2012 and net losses of approximately $9 million for the three months ended September 30, 2011. There were approximately $25 million and $16 million of total net gains for the nine months ended September 30, 2012 and 2011, respectively, related to Morgan Keegan activities. These amounts are included within results from discontinued operations.

NOTE 4—Loans and the Allowance for Credit Losses

LOANS

The following table presents the distribution by loan segment and class of Regions’ loan portfolio, net of unearned income:

	September 30 2012	December 31 2011
	(In millions, net of unearned income)
Commercial and industrial	$26,375	$24,522
Commercial real estate mortgage—owner-occupied	10,325	11,166
Commercial real estate construction—owner-occupied	292	337

Total commercial	36,992	36,025
Commercial investor real estate mortgage	7,866	9,702
Commercial investor real estate construction	847	1,025

Total investor real estate	8,713	10,727
Residential first mortgage	13,225	13,784
Home equity	12,025	13,021
Indirect	2,220	1,848
Consumer credit card	901	987
Other consumer	1,183	1,202

Total consumer	29,554	30,842

	$75,259	$77,594

During the three months ended September 30, 2012 and 2011, Regions purchased approximately $254 million and $173 million, respectively, in indirect loans from a third party. During the nine months ended September 30, 2012 and 2011, the comparable loan purchase amounts were approximately $661 million and $509 million, respectively. Additionally, during the second quarter of 2011, Regions purchased approximately $1.1 billion of Regions-branded credit card amounts from FIA Card Services. The purchase included approximately $1.0 billion in consumer credit card accounts with the remainder in small business credit card accounts, which are included in the commercial and industrial portfolio class. During the three months ended September 30, 2012, Regions sold approximately $184 million of securities-based commercial and industrial loans to Raymond James pursuant to the Morgan Keegan sale (see Note 2). These loans were made by Regions, but were originally referred through Morgan Keegan and were secured by customer assets held in custody at Morgan Keegan.

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

CALCULATION OF ALLOWANCE FOR CREDIT LOSSES

As part of the Company’s ongoing efforts to enhance the allowance calculation, and in response to regulatory guidance, the home equity portfolio was segmented at a more granular level during the first quarter of 2012. Loss rates for home equity products are now developed based on lien position, status as a troubled debt restructuring (“TDR”), geography, past due status, and refreshed FICO scores for non-past due loans. The enhancement had the impact of reducing the component of the allowance for loan losses related to home equity loans by an estimate of approximately $30 million.

In addition to the home equity enhancement, in the second quarter of 2012, the Company refined the methodology for estimation of the reserve for unfunded credit commitments. Before the change, the Company based the reserve for unfunded credit commitments on an analysis of the overall probability of funding and historical losses. Beginning with the second quarter of 2012, the reserve is based on an exposure at default (“EAD”) multiplied by a probability of default (“PD”) multiplied by a loss-given default (“LGD”). The EAD is estimated based on an analysis of historical funding patterns for defaulted loans in various categories. The PD and LGD align with the statistically-calculated parameters used to calculate the allowance for loan losses for various pools, which are based on credit quality indicators and product type. The methodology applies to commercial and investor real estate credit commitments and standby letters of credit. The Company made this change to enhance portfolio segmentation within the calculation of the reserve for unfunded credit commitments and to improve overall consistency within the calculation of the allowance for credit losses. The change did not have a material impact on the allowance for credit losses or the reserve for unfunded credit commitments.

Except for the enhancements to home equity segmentation and to the reserve for unfunded credit commitments described above, during the first nine months of 2012 there were no changes in methodology for the calculation of the allowance for credit losses or policies for identification of non-accrual loans or for charge-offs. A detailed description of the Company’s methodology is included in the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2011.

ROLLFORWARD OF ALLOWANCE FOR CREDIT LOSSES

The following tables present analyses of the allowance for credit losses by portfolio segment for the three and nine months ended September 30, 2012 and 2011. The total allowance for credit losses as of September 30, 2012 and 2011 is then disaggregated to detail the amounts derived through individual evaluation and the amounts calculated through collective evaluation. The allowance for credit losses related to individually evaluated loans includes reserves for non-accrual loans and leases equal to or greater than $2.5 million. The allowance for credit losses related to collectively evaluated loans includes the remainder of the portfolio.

	Three Months Ended September 30, 2012
	Commercial	Investor Real Estate	Consumer	Total
	(In millions)
Allowance for loan losses, July 1, 2012	$884	$766	$641	$2,291
Provision (credit) for loan losses	37	(112)	108	33
Loan losses:
Charge-offs	(91)	(74)	(133)	(298)
Recoveries	17	4	15	36

Net loan losses	(74)	(70)	(118)	(262)

Allowance for loan losses, September 30, 2012	847	584	631	2,062

Reserve for unfunded credit commitments, July 1, 2012	$61	$26	$4	$91
Provision (credit) for unfunded credit commitments	(3)	(12)	—	(15)

Reserve for unfunded credit commitments, September 30, 2012	58	14	4	76

Allowance for credit losses, September 30, 2012	$905	$598	$635	$2,138

	Three Months Ended September 30, 2011
	Commercial	Investor Real Estate	Consumer	Total
	(In millions)
Allowance for loan losses, July 1, 2011	$1,127	$1,153	$840	$3,120
Provision for loan losses	41	206	108	355
Loan losses:
Charge-offs	(149)	(229)	(169)	(547)
Recoveries	13	10	13	36

Net loan losses	(136)	(219)	(156)	(511)

Allowance for loan losses, September 30, 2011	1,032	1,140	792	2,964

Reserve for unfunded credit commitments, July 1, 2011	$32	$28	$24	$84
Provision (credit) for unfunded credit commitments	3	1	(2)	2

Reserve for unfunded credit commitments, September 30, 2011	35	29	22	86

Allowance for credit losses, September 30, 2011	$1,067	$1,169	$814	$3,050

	Nine Months Ended September 30, 2012
	Commercial	Investor Real Estate	Consumer	Total
	(In millions)
Allowance for loan losses, January 1, 2012	$1,030	$991	$724	$2,745
Provision (credit) for loan losses	82	(202)	296	176
Loan losses:
Charge-offs	(323)	(231)	(435)	(989)
Recoveries	58	26	46	130

Net loan losses	(265)	(205)	(389)	(859)

Allowance for loan losses, September 30, 2012	847	584	631	2,062

Reserve for unfunded credit commitments, January 1, 2012	$30	$26	$22	$78
Provision (credit) for unfunded credit commitments	28	(12)	(18)	(2)

Reserve for unfunded credit commitments, September 30, 2012	58	14	4	76

Allowance for credit losses, September 30, 2012	$905	$598	$635	$2,138

Portion of ending allowance for credit losses:
Individually evaluated for impairment	$93	$94	$—	$187
Collectively evaluated for impairment	812	504	635	1,951

Total allowance for credit losses	$905	$598	$635	$2,138

Portion of loan portfolio ending balance:
Individually evaluated for impairment	$475	$440	$—	$915
Collectively evaluated for impairment	36,517	8,273	29,554	74,344

Total loans evaluated for impairment	$36,992	$8,713	$29,554	$75,259

	Nine Months Ended September 30, 2011
	Commercial	Investor Real Estate	Consumer	Total
	(In millions)
Allowance for loan losses, January 1, 2011	$1,055	$1,370	$760	$3,185
Allowance allocated to purchased loans	10	—	74	84
Provision for loan losses	338	466	431	1,235
Loan losses:
Charge-offs	(407)	(716)	(515)	(1,638)
Recoveries	36	20	42	98

Net loan losses	(371)	(696)	(473)	(1,540)

Allowance for loan losses, September 30, 2011	1,032	1,140	792	2,964

Reserve for unfunded credit commitments, January 1, 2011	$32	$16	$23	$71
Provision (credit) for unfunded credit commitments	3	13	(1)	15

Reserve for unfunded credit commitments, September 30, 2011	35	29	22	86

Allowance for credit losses, September 30, 2011	$1,067	$1,169	$814	$3,050

Portion of ending allowance for credit losses:
Individually evaluated for impairment	$124	$227	$3	$354
Collectively evaluated for impairment	943	942	811	2,696

Total allowance for credit losses	$1,067	$1,169	$814	$3,050

Portion of loan portfolio ending balance:
Individually evaluated for impairment	$562	$772	$13	$1,347
Collectively evaluated for impairment	35,604	11,112	31,384	78,100

Total loans evaluated for impairment	$36,166	$11,884	$31,397	$79,447

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

Consumer—The consumer loan portfolio segment includes residential first mortgage, home equity, indirect, consumer credit card, and other consumer loans. Residential first mortgage loans represent loans to consumers to finance a residence. These loans are typically financed over a 15 to 30 year term and, in most cases, are extended to borrowers to finance their primary residence. Home equity lending includes both home equity loans and lines of credit. This type of lending, which is secured by a first or second mortgage on the borrower’s residence, allows customers to borrow against the equity in their home. Real estate market values as of the time the loan or line is secured directly affect the amount of credit extended and, in addition, changes in these values impact the depth of potential losses. Indirect lending, which is lending initiated through third-party business partners, is largely comprised of loans made through automotive dealerships. Consumer credit card includes approximately 500,000 Regions branded consumer credit card accounts purchased late in the second quarter of 2011 from FIA Card Services, for which servicing was brought in-house in the third quarter of 2012. Other consumer loans include direct consumer installment loans, overdrafts and other revolving loans. Loans in this portfolio segment are sensitive to unemployment and other key consumer economic measures.

CREDIT QUALITY INDICATORS

The following tables present credit quality indicators for the loan portfolio segments and classes, excluding loans held for sale, as of September 30, 2012 and December 31, 2011. Commercial and investor real estate loan classes are detailed by categories related to underlying credit quality and probability of default. These categories are utilized to develop the associated allowance for credit losses.

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

	September 30, 2012
	Pass	Special Mention	Substandard Accrual	Non-accrual	Total
	(In millions)
Commercial and industrial	$24,739	$745	$498	$393	$26,375
Commercial real estate mortgage—owner-occupied	9,104	231	486	504	10,325
Commercial real estate construction—owner-occupied	263	3	11	15	292

Total commercial	$34,106	$979	$995	$912	$36,992

Commercial investor real estate mortgage	5,859	602	845	560	7,866
Commercial investor real estate construction	609	126	60	52	847

Total investor real estate	$6,468	$728	$905	$612	$8,713

			Accrual	Non-accrual	Total
			(In millions)
Residential first mortgage			$13,001	$224	$13,225
Home equity			11,889	136	12,025
Indirect			2,220	—	2,220
Consumer credit card			901	—	901
Other consumer			1,183	—	1,183

Total consumer			$29,194	$360	$29,554

					$75,259

	December 31, 2011
	Pass	Special Mention	Substandard Accrual	Non-accrual	Total
	(In millions)
Commercial and industrial	$22,952	$479	$634	$457	$24,522
Commercial real estate mortgage—owner-occupied	9,773	262	541	590	11,166
Commercial real estate construction—owner-occupied	275	27	10	25	337

Total commercial	$33,000	$768	$1,185	$1,072	$36,025

Commercial investor real estate mortgage	6,851	756	1,361	734	9,702
Commercial investor real estate construction	531	113	201	180	1,025

Total investor real estate	$7,382	$869	$1,562	$914	$10,727

			Accrual	Non-accrual	Total
			(In millions)
Residential first mortgage			$13,534	$250	$13,784
Home equity			12,885	136	13,021
Indirect			1,848	—	1,848
Consumer credit card			987	—	987
Other consumer			1,202	—	1,202

Total consumer			$30,456	$386	$30,842

					$77,594

AGING ANALYSIS

The following tables include an aging analysis of days past due (DPD) for each portfolio class as of September 30, 2012 and December 31, 2011:

	September 30, 2012
	Accrual Loans
	30-59 DPD	60-89 DPD	90+ DPD	Total 30+ DPD	Total Accrual	Non-accrual	Total
	(In millions)
Commercial and industrial	$69	$19	$6	$94	$25,982	$393	$26,375
Commercial real estate mortgage—owner-occupied	56	13	8	77	9,821	504	10,325
Commercial real estate construction—owner-occupied	2	—	—	2	277	15	292

Total commercial	127	32	14	173	36,080	912	36,992

Commercial investor real estate mortgage	51	29	7	87	7,306	560	7,866
Commercial investor real estate construction	16	24	1	41	795	52	847

Total investor real estate	67	53	8	128	8,101	612	8,713

Residential first mortgage	168	86	297	551	13,001	224	13,225
Home equity	102	53	69	224	11,889	136	12,025
Indirect	29	7	2	38	2,220	—	2,220
Consumer credit card	9	5	12	26	901	—	901
Other consumer	20	5	3	28	1,183	—	1,183

Total consumer	328	156	383	867	29,194	360	29,554

	$522	$241	$405	$1,168	$73,375	$1,884	$75,259

	December 31, 2011
	Accrual Loans
	30-59 DPD	60-89 DPD	90+ DPD	Total 30+ DPD	Total Accrual	Non-accrual	Total
	(In millions)
Commercial and industrial	$38	$23	$28	$89	$24,065	$457	$24,522
Commercial real estate mortgage—owner-occupied	47	23	9	79	10,576	590	11,166
Commercial real estate construction—owner-occupied	3	1	—	4	312	25	337

Total commercial	88	47	37	172	34,953	1,072	36,025

Commercial investor real estate mortgage	34	42	13	89	8,968	734	9,702
Commercial investor real estate construction	23	5	—	28	845	180	1,025

Total investor real estate	57	47	13	117	9,813	914	10,727

Residential first mortgage	187	100	284	571	13,534	250	13,784
Home equity	121	77	93	291	12,885	136	13,021
Indirect	26	7	2	35	1,848	—	1,848
Consumer credit card	8	5	14	27	987	—	987
Other consumer	20	6	4	30	1,202	—	1,202

Total consumer	362	195	397	954	30,456	386	30,842

	$507	$289	$447	$1,243	$75,222	$2,372	$77,594

IMPAIRED LOANS

The following tables present details related to the Company’s impaired loans as of September 30, 2012 and December 31, 2011. Loans deemed to be impaired include non-accrual commercial and investor real estate loans, excluding leases, and all TDRs (including accruing commercial, investor real estate, and consumer TDRs). Loans which have been fully charged-off do not appear in the tables below.

	Non-accrual Impaired Loans As of September 30, 2012
			Book Value (3)
	Unpaid Principal Balance (1)	Charge-offs and Payments Applied (2)	Total Impaired Loans on Non-accrual Status	Impaired Loans on Non-accrual Status with No Related Allowance	Impaired Loans on Non-accrual Status with Related Allowance	Related Allowance for Loan Losses	Coverage % (4)
	(Dollars in millions)
Commercial and industrial	$462	$74	$388	$123	$265	$106	39.0%
Commercial real estate mortgage—owner- occupied	571	67	504	46	458	163	40.3
Commercial real estate construction—owner-occupied	20	5	15	4	11	4	45.0

Total commercial	1,053	146	907	173	734	273	39.8

Commercial investor real estate mortgage	701	140	561	65	496	152	41.7
Commercial investor real estate construction	62	10	52	9	43	12	35.5

Total investor real estate	763	150	613	74	539	164	41.2

Residential first mortgage	148	54	94	—	94	13	45.3
Home equity	28	9	19	—	19	2	39.3

Total consumer	176	63	113	—	113	15	44.3

Total	$1,992	$359	$1,633	$247	$1,386	$452	40.7%

	Accruing Impaired Loans As of September 30, 2012
	Unpaid Principal Balance (1)	Charge-offs and Payments Applied (2)	Book Value (3)	Related Allowance for Loan Losses	Coverage % (4)
	(Dollars in millions)
Commercial and industrial	$347	$6	$341	$53	17.0%
Commercial real estate mortgage—owner-occupied	208	4	204	25	13.9
Commercial real estate construction—owner-occupied	3	—	3	1	33.3

Total commercial	558	10	548	79	15.9

Commercial investor real estate mortgage	855	9	846	118	14.9
Commercial investor real estate construction	111	1	110	38	35.1

Total investor real estate	966	10	956	156	17.2

Residential first mortgage	1,093	13	1,080	150	14.9
Home equity	423	5	418	37	9.9
Indirect	2	—	2	—	—
Other consumer	44	—	44	1	2.3

Total consumer	1,562	18	1,544	188	13.2

Total	$3,086	$38	$3,048	$423	14.9%

	Total Impaired Loans As of September 30, 2012
			Book Value (3)
	Unpaid Principal Balance (1)	Charge-offs and Payments Applied (2)	Total Impaired Loans	Impaired Loans with No Related Allowance	Impaired Loans with Related Allowance	Related Allowance for Loan Losses	Coverage % (4)
	(Dollars in millions)
Commercial and industrial	$809	$80	$729	$123	$606	$159	29.5%
Commercial real estate mortgage—owner- occupied	779	71	708	46	662	188	33.2
Commercial real estate construction—owner-occupied	23	5	18	4	14	5	43.5

Total commercial	1,611	156	1,455	173	1,282	352	31.5

Commercial investor real estate mortgage	1,556	149	1,407	65	1,342	270	26.9
Commercial investor real estate construction	173	11	162	9	153	50	35.3

Total investor real estate	1,729	160	1,569	74	1,495	320	27.8

Residential first mortgage	1,241	67	1,174	—	1,174	163	18.5
Home equity	451	14	437	—	437	39	11.8
Indirect	2	—	2	—	2	—	—
Other consumer	44	—	44	—	44	1	2.3

Total consumer	1,738	81	1,657	—	1,657	203	16.3

Total impaired loans	$5,078	$397	$4,681	$247	$4,434	$875	25.0%

(1)	Unpaid principal balance represents the contractual obligation due from the customer and includes the net book value plus charge-offs and payments applied.
(2)	Charge-offs and payments applied represents cumulative partial charge-offs taken, as well as interest payments received that have been applied against the outstanding principal balance.
(3)	Book value represents the unpaid principal balance less charge-offs and payments applied; it is shown before any allowance for loan losses.
(4)	Coverage % represents charge-offs and payments applied plus the related allowance as a percent of the unpaid principal balance.

	Non-accrual Impaired Loans As of December 31, 2011
			Book Value (3)
	Unpaid Principal Balance (1)	Charge-offs and Payments Applied (2)	Total Impaired Loans on Non-accrual Status	Impaired Loans on Non- accrual Status with No Related Allowance	Impaired Loans on Non-accrual Status with Related Allowance	Related Allowance for Loan Losses	Coverage % (4)
	(Dollars in millions)
Commercial and industrial	$468	$88	$380	$61	$319	$129	46.4%
Commercial real estate mortgage—owner- occupied	679	88	591	34	557	192	41.2
Commercial real estate construction—owner- occupied	37	12	25	1	24	10	59.5

Total commercial	1,184	188	996	96	900	331	43.8

Commercial investor real estate mortgage	870	136	734	63	671	223	41.3
Commercial investor real estate construction	236	56	180	23	157	62	50.0

Total investor real estate	1,106	192	914	86	828	285	43.1

Residential first mortgage	146	49	97	—	97	15	43.8
Home equity	26	10	16	—	16	2	46.2

Total consumer	172	59	113	—	113	17	44.2

Total	$2,462	$439	$2,023	$182	$1,841	$633	43.5%

	Accruing Impaired Loans As of December 31, 2011
	Unpaid Principal Balance (1)	Charge-offs and Payments Applied (2)	Book Value (3)	Related Allowance for Loan Losses	Coverage % (4)
	(Dollars in millions)
Commercial and industrial	$290	$1	$289	$60	21.0%
Commercial real estate mortgage—owner-occupied	205	3	202	30	16.1
Commercial real estate construction—owner-occupied	2	—	2	—	—

Total commercial	497	4	493	90	18.9

Commercial investor real estate mortgage	862	7	855	174	21.0
Commercial investor real estate construction	140	—	140	81	57.9

Total investor real estate	1,002	7	995	255	26.1

Residential first mortgage	1,025	12	1,013	148	15.6
Home equity	428	4	424	60	15.0
Indirect	1	—	1	—	—
Other consumer	55	—	55	1	1.8

Total consumer	1,509	16	1,493	209	14.9

Total	$3,008	$27	$2,981	$554	19.3%

	Total Impaired Loans As of December 31, 2011
			Book Value (3)
	Unpaid Principal Balance (1)	Charge-offs and Payments Applied (2)	Total Impaired Loans	Impaired Loans with No Related Allowance	Impaired Loans with Related Allowance	Related Allowance for Loan Losses	Coverage % (4)
	(Dollars in millions)
Commercial and industrial	$758	$89	$669	$61	$608	$189	36.7%
Commercial real estate mortgage—owner- occupied	884	91	793	34	759	222	35.4
Commercial real estate construction—owner-occupied	39	12	27	1	26	10	56.4

Total commercial	1,681	192	1,489	96	1,393	421	36.5

Commercial investor real estate mortgage	1,732	143	1,589	63	1,526	397	31.2
Commercial investor real estate construction	376	56	320	23	297	143	52.9

Total investor real estate	2,108	199	1,909	86	1,823	540	35.1

Residential first mortgage	1,171	61	1,110	—	1,110	163	19.1
Home equity	454	14	440	—	440	62	16.7
Indirect	1	—	1	—	1	—	—
Other consumer	55	—	55	—	55	1	1.8

Total consumer	1,681	75	1,606	—	1,606	226	17.9

Total impaired loans	$5,470	$466	$5,004	$182	$4,822	$1,187	30.2%

(1)	Unpaid principal balance represents the contractual obligation due from the customer and includes the net book value plus charge-offs and payments applied.
(2)	Charge-offs and payments applied represents cumulative partial charge-offs taken, as well as interest payments received that have been applied against the outstanding principal balance.
(3)	Book value represents the unpaid principal balance less charge-offs and payments applied; it is shown before any allowance for loan losses.
(4)	Coverage % represents charge-offs and payments applied plus the related allowance as a percent of the unpaid principal balance.

The following table presents the average balances of total impaired loans and interest income for the three and nine months ended September 30, 2012 and 2011. Interest income recognized represents interest recognized on loans modified in a TDR, and are therefore considered impaired, which are on accruing status.

	Three Months Ended September 30				Nine Months Ended September 30
	2012		2011		2012		2011
	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized
	(In millions)
Commercial and industrial	$721	$4	$649	$3	$707	$12	$512	$3
Commercial real estate mortgage—owner-occupied	714	3	813	—	752	8	736	2
Commercial real estate construction—owner-occupied	22	—	30	—	26	—	31	—

Total commercial	1,457	7	1,492	3	1,485	20	1,279	5

Commercial investor real estate mortgage	1,520	10	1,498	7	1,572	31	1,366	12
Commercial investor real estate construction	178	2	460	2	230	5	466	2

Total investor real estate	1,698	12	1,958	9	1,802	36	1,832	14

Residential first mortgage	1,169	10	1,097	11	1,148	29	1,080	31
Home equity	435	5	423	5	441	17	401	15
Indirect	2	—	2	—	2	—	2	—
Other consumer	45	1	60	1	49	2	62	3

Total consumer	1,651	16	1,582	17	1,640	48	1,545	49

Total impaired loans	$4,806	$35	$5,032	$29	$4,927	$104	$4,656	$68

In addition to the impaired loans detailed in the tables above, there were approximately $134 million in non-performing loans classified as held for sale at September 30, 2012, compared to $328 million at December 31, 2011. These loans are larger balance credits, primarily investor real estate, where management does not have the intent to hold the loans for the foreseeable future. The loans are carried at an amount approximating a price which will be recoverable through the loan sale market. During the three months ended September 30, 2012, approximately $81 million in non-performing loans were transferred to held for sale; this amount is net of charge-offs of $43 million recorded upon transfer. During the nine months ended September 30, 2012, approximately $251 million in non-performing loans were transferred to held for sale; this amount is net of charge-offs of $135 million recorded upon transfer. During the three months ended September 30, 2011, approximately $206 million in non-performing loans were transferred to held for sale; this amount is net of charge-offs of $156 million recorded upon transfer. During the nine months ended September 30, 2011, approximately $570 million in non-performing loans were transferred to held for sale; this amount is net of charge-offs of $375 million recorded upon transfer. At September 30, 2012 and December 31, 2011, non-accrual loans including loans held for sale totaled $2.0 billion and $2.7 billion, respectively.

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

Modification Activity: Consumer Portfolio Segment

Regions continues to work to meet the individual needs of consumer borrowers to stem foreclosure through the CAP. Regions designed the program to allow for customer-tailored modifications with the goal of keeping customers in their homes and avoiding foreclosure where possible. Modification may be offered to any borrower experiencing financial hardship—regardless of the borrower’s payment status. Under the CAP, Regions may offer a short-term deferral, a term extension, an interest rate reduction, a new loan product, or a combination of these options. For loans restructured under the CAP, Regions expects to collect the original contractually due principal. The gross original contractual interest may be collectible, depending on the terms modified. The length of the CAP modifications ranges from temporary payment deferrals of three months to term extensions for the life of the loan. All such modifications are considered TDRs regardless of the term if there is a concession to a borrower experiencing financial difficulty. Modified loans are subject to policies governing accrual/non-accrual evaluation consistent with all other loans of the same product type. Consumer loans are subject to objective accrual/non-accrual decisions. Under these policies, loans subject to the CAP are charged down to estimated value on or before the month in which the loan becomes 180 days past due. Beginning in the third quarter of 2011, home equity second liens are charged down to estimated value by the end of the month in which the loan becomes 120 days past due. If a partial charge-off is necessary as a result of this evaluation, the loan is placed on non-accrual at that time. Because the program was designed to evaluate potential CAP participants as early as possible in the life cycle of the troubled loan, many of the modifications are finalized without the borrower ever reaching the applicable number of days past due, and with the loans having never been placed on non-accrual. Accordingly, given the positive impact of the restructuring on the likelihood of recovery of cash flows due under the modified terms, accrual status continues to be appropriate for these loans. None of the modified consumer loans listed in the following TDR disclosures were collateral-dependent at the time of modification. At September 30, 2012, approximately $131 million in residential first mortgage TDRs were in excess of 180 days past due and are considered collateral-dependent. At September 30, 2012, approximately $9.8 million in home equity first lien TDRs were in excess of 180 days past due and $8.0 million in home equity second lien TDRs were in excess of 120 days past due and are considered collateral-dependent.

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

The following table presents loans by class modified in a TDR, and the financial impact of those modifications, for the periods presented.

	Three Months Ended September 30, 2012
			Financial Impact of Modifications Considered TDRs
	Number of Obligors	Recorded Investment	Increase in Allowance at Modification
		(Dollars in millions)
Commercial and industrial	148	$223	$1
Commercial real estate mortgage—owner-occupied	95	91	1
Commercial real estate construction—owner-occupied	—	—	—

Total commercial	243	314	2
Commercial investor real estate mortgage	138	312	2
Commercial investor real estate construction	47	26	—

Total investor real estate	185	338	2
Residential first mortgage	355	75	10
Home equity	222	14	1
Indirect and other consumer	94	1	—

Total consumer	671	90	11

	1,099	$742	$15

	Three Months Ended September 30, 2011
			Financial Impact of Modifications Considered TDRs
	Number of Obligors	Recorded Investment	Increase in Allowance at Modification
		(Dollars in millions)
Commercial and industrial	369	$461	$2
Commercial real estate mortgage—owner-occupied	201	220	4
Commercial real estate construction—owner-occupied	7	7	—

Total commercial	577	688	6
Commercial investor real estate mortgage	368	943	7
Commercial investor real estate construction	177	231	1

Total investor real estate	545	1,174	8
Residential first mortgage	352	82	10
Home equity	534	43	5
Indirect and other consumer	232	4	—

Total consumer	1,118	129	15

	2,240	$1,991	$29

	Nine Months Ended September 30, 2012
			Financial Impact of Modifications Considered TDRs
	Number of Obligors	Recorded Investment	Increase in Allowance at Modification
		(Dollars in millions)
Commercial and industrial	507	$559	$3
Commercial real estate mortgage—owner-occupied	331	301	3
Commercial real estate construction—owner-occupied	7	6	—

Total commercial	845	866	6
Commercial investor real estate mortgage	485	1,049	8
Commercial investor real estate construction	176	102	1

Total investor real estate	661	1,151	9
Residential first mortgage	1,123	234	30
Home equity	808	58	4
Indirect and other consumer	396	7	—

Total consumer	2,327	299	34

	3,833	$2,316	$49

	Nine Months Ended September 30, 2011
			Financial Impact of Modifications Considered TDRs
	Number of Obligors	Recorded Investment	Increase in Allowance at Modification
		(Dollars in millions)
Commercial and industrial	423	$501	$2
Commercial real estate mortgage—owner-occupied	266	263	6
Commercial real estate construction—owner-occupied	12	9	—

Total commercial	701	773	8
Commercial investor real estate mortgage	444	1,046	8
Commercial investor real estate construction	202	262	2

Total investor real estate	646	1,308	10
Residential first mortgage	1,186	264	33
Home equity	1,698	121	13
Indirect and other consumer	778	11	—

Total consumer	3,662	396	46

	5,009	$2,477	$64

As described previously, the consumer modifications granted by Regions are rate concessions, and not forgiveness of principal. The majority of the commercial and investor real estate modifications are renewals where there is no reduction in interest rate or forgiveness of principal. Accordingly, Regions most often does not record a charge-off at the modification date. A limited number of modifications included above are A/B note restructurings, where the B-note is charged off. The total charge-offs recorded for all modifications for the nine months ended September 30, 2012 were approximately $5 million, all of which were recorded during the first quarter of 2012.

Defaulted TDRs

The following table presents TDRs which defaulted during the three months and nine months ended September 30, 2012 and 2011, and which were modified in the previous twelve months (i.e., the twelve months prior to the default). For purposes of this disclosure, default is defined as 90 days past due and still accruing for the consumer portfolio segment, and placement on non-accrual status for the commercial and investor real estate portfolio segments. Consideration of defaults in the calculation of the allowance for loan losses is described in detail in the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2011.

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
	(In millions)
Defaulted During the Period, Where Modified in a TDR Twelve Months Prior to Default
Commercial and industrial	$23	$20	$82	$21
Commercial real estate mortgage—owner-occupied	13	11	47	22
Commercial real estate construction—owner-occupied	—	—	1	1

Total commercial	36	31	130	44
Commercial investor real estate mortgage	50	44	161	46
Commercial investor real estate construction	2	4	21	5

Total investor real estate	52	48	182	51
Residential first mortgage	15	27	48	38
Home equity	4	7	16	10

Total consumer	19	34	64	48

	$107	$113	$376	$143

Commercial and investor real estate loans which were on non-accrual status at the time of the latest modification are not included in the default table above, as they are already considered to be in default at the time of the restructuring. At September 30, 2012, approximately $126 million of commercial and investor real estate loans modified in a TDR during the three months ended September 30, 2012 were on non-accrual status. Approximately 1.4 percent of this amount was 90 days past due.

At September 30, 2012, Regions had restructured binding unfunded commitments totaling $243 million where a concession was granted and the borrower was in financial difficulty.

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

The tables below present an analysis of mortgage servicing rights under the fair value measurement method:

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
	(In millions)
Carrying value, beginning of period	$179	$268	$182	$267
Additions	16	13	44	48
Decrease in fair value:
Due to change in valuation inputs or assumptions	(11)	(93)	(28)	(116)
Other changes (1)	(8)	(6)	(22)	(17)

Carrying value, end of period	$176	$182	$176	$182

(1)	Represents economic amortization associated with borrower repayments.

Data and assumptions used in the fair value calculation, as well as the valuation’s sensitivity to rate fluctuations, related to mortgage servicing rights (excluding related derivative instruments) are as follows:

	September 30
	2012	2011
	(Dollars in millions)
Unpaid principal balance	$26,005	$26,426
Weighted-average prepayment speed (CPR; percentage)	20.1%	26.6%
Estimated impact on fair value of a 10% increase	$(13)	$(16)
Estimated impact on fair value of a 20% increase	$(23)	$(30)
Option-adjusted spread (basis points)	1,035	448
Estimated impact on fair value of a 10% increase	$(5)	$(2)
Estimated impact on fair value of a 20% increase	$(10)	$(5)
Weighted-average coupon interest rate	5.0%	5.3%
Weighted-average remaining maturity (months)	277	282
Weighted-average servicing fee (basis points)	28.3	28.7

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

The following table presents servicing related fees, which includes contractually specified servicing fees, late fees and other ancillary income resulting from the servicing of mortgage loans:

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
	(In millions)
Servicing related fees and other ancillary income	$21	$21	$63	$63

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

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
	(In millions)
Beginning balance	$37	$32	$32	$32
Additions	7	4	30	17
Losses	(6)	(4)	(24)	(17)

Ending balance	$38	$32	$38	$32

During the third quarter of 2012 and 2011, settled repurchase claims were related to one or more of the following alleged breaches: 1) underwriting guideline violations; 2) misrepresentation of income, assets or employment; or 3) property valuation not supported. These claims stem primarily from the 2006—2008 vintages.

NOTE 6—Goodwill

As further discussed in Note 14, Regions reorganized its management reporting structure during the third quarter 2012 and, accordingly, its segment reporting structure and goodwill reporting units. In connection with the reorganization, management reallocated goodwill to the new reporting units using a relative fair value approach, resulting in amounts detailed as follows:

September 30 2012
(In millions)
Business Services	$2,552
Consumer Services	1,797
Wealth Management	467

$4,816

As of year-end and the second quarter of 2012, goodwill was allocated to the former reporting unit of Banking/Treasury at $4.7 billion and the former unit of Insurance at $125 million.

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

During the third quarter of 2012, Regions assessed the indicators of goodwill impairment as of July 31, 2012, and through the date of the filing of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2012. The indicators assessed included:

•	Recent operating performance,

•	Changes in market capitalization,

•	Regulatory actions and assessments,

•	Changes in the business climate (including legislation, legal factors and competition),

•	Company-specific factors (including changes in key personnel, asset impairments, and business dispositions), and

•	Trends in the banking industry.

While the assessment of these indicators did not indicate impairment, Regions determined that quantitative testing of goodwill was required for all of Regions’ reporting units for the September 30, 2012 interim period due to the shortfall between Regions’ market capitalization and book value, as well as the goodwill reallocation discussed above. The results of the interim test indicated that goodwill was not impaired as of the test date.

For purposes of performing Step One of the goodwill impairment test, Regions uses both income and market approaches to value its reporting units. The income approach, which is the primary valuation approach, consists of discounting projected long-term future cash flows, which are derived from internal forecasts and economic expectations for the respective reporting units. The significant inputs to the income approach include expected future cash flows, the long-term target equity capitalization ratios, and the discount rate.

Regions utilizes the capital asset pricing model (“CAPM”) in order to derive the base discount rate. The inputs to the CAPM include the 20-year risk-free rate, 5-year beta for a select peer set, and the market risk premium based on published data. Once the output of the CAPM is determined, a size premium is added (also based on a published source) as well as a company-specific risk premium (based on business model and market perception of risk) for each reporting unit.

Regions uses the guideline public company method and the guideline transaction method as the two market approaches. The public company method applies a value multiplier derived from each reporting unit’s peer group to tangible book value or price to earnings ratios (for Wealth Management) and an implied control premium to the respective reporting unit. The control premium is evaluated and compared to similar financial services transactions considering the absolute and relative potential revenue synergies and cost savings. The transaction method applies a value multiplier to a financial metric of the reporting unit based on comparable observed purchase transactions in the financial services industry for the reporting unit (where available).

Regions uses the output from these approaches to determine the estimated fair value of each reporting unit. Listed in the table below are assumptions used in estimating the fair value of all reporting units for the September 30, 2012 interim period. The table includes the discount rates used in the income approach, the market multipliers used in the market approaches, and the public company method control premium applied to all reporting units.

As of Third Quarter 2012	Business Services		Consumer Services		Wealth Management
Discount rate used in income approach	14%		13%		12%
Public company method market multiplier (1)	1.09	x	1.03	x	13.5	x
Transaction method market multiplier (2)	1.4	x	1.4	x	22.6	x

(1)

For the Business Services and Consumer Services reporting units, these multipliers are applied to tangible book value. For the Wealth Management reporting unit, this multiplier is applied to three year average earnings. In addition to the multipliers, a 30 percent control premium is assumed for the Business Services and Wealth Management reporting units. A 40 percent control premium is assumed for the Consumer Services reporting unit.

(2)

For the Business Services and Consumer Services reporting units, these multipliers are applied to tangible book value. For the Wealth Management reporting unit, this multiplier is applied to three year average earnings.

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

At September 30, 2012, Regions had 23 million common shares available for repurchase through open market transactions under an existing share repurchase authorization. There were no treasury stock purchases through open market transactions during the first nine months of 2012 or 2011.

The Board of Directors declared a $0.01 per share cash dividend for the first, second and third quarters of both 2012 and 2011.

Activity within the balances in accumulated other comprehensive income (loss) is shown in the following tables for the three and nine months ended September 30, 2012 and 2011.

	Three Months Ended
	September 30, 2012				September 30, 2011
	Unrealized gains on securities available for sale	Unrealized gains on derivative instruments designated as cash flow hedges	Defined benefit pension plans and other post employment benefits	Accumulated other comprehensive income (loss), net of tax	Unrealized gains on securities available for sale	Unrealized gains on derivative instruments designated as cash flow hedges	Defined benefit pension plans and other post employment benefits	Accumulated other comprehensive income (loss), net of tax
	(In millions)
Beginning of period	$394	$110	$(450)	$54	$152	$(13)	$(316)	$(177)
Net change	143	(6)	11	148	167	95	7	269

End of period	$537	$104	$(439)	$202	$319	$82	$(309)	$92

	Nine Months Ended
	September 30, 2012				September 30, 2011
	Unrealized gains on securities available for sale	Unrealized gains on derivative instruments designated as cash flow hedges	Defined benefit pension plans and other post employment benefits	Accumulated other comprehensive income (loss), net of tax	Unrealized gains on securities available for sale	Unrealized gains on derivative instruments designated as cash flow hedges	Defined benefit pension plans and other post employment benefits	Accumulated other comprehensive income (loss), net of tax
	(In millions)
Beginning of period	$322	$84	$(475)	$(69)	$77	$(9)	$(328)	$(260)
Net change	215	20	36	271	242	91	19	352

End of period	$537	$104	$(439)	$202	$319	$82	$(309)	$92

NOTE 8—Earnings (Loss) per Common Share

The following table sets forth the computation of basic earnings (loss) per common share and diluted earnings (loss) per common share:

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
	(In millions, except per share amounts)
Numerator:
Income from continuing operations	$312	$141	$902	$270
Preferred stock dividends and accretion	—	(54)	(125)	(160)

Income from continuing operations available to common shareholders	312	87	777	110
Income (loss) from discontinued operations, net of tax	(11)	14	(47)	63

Net income available to common shareholders	$301	$101	$730	$173

Denominator:
Weighted-average common shares outstanding—basic	1,414	1,259	1,370	1,258
Potential common shares	9	2	5	2

Weighted-average common shares outstanding—diluted	1,423	1,261	1,375	1,260

Earnings per common share from continuing operations (1):
Basic	$0.22	$0.07	$0.57	$0.09
Diluted	0.22	0.07	0.57	0.09
Earnings (loss) per common share from discontinued operations (1):
Basic	(0.01)	0.01	(0.04)	0.05
Diluted	(0.01)	0.01	(0.04)	0.05
Earnings per common share (1) :
Basic	0.21	0.08	0.53	0.14
Diluted	0.21	0.08	0.53	0.14

(1)	Certain per share amounts may not appear to reconcile due to rounding.

The effect from the assumed exercise of 32 million and 37 million stock options for the three months and nine months ended September 30, 2012, respectively, was not included in the above computations of diluted earnings per common share because such amounts would have had an antidilutive effect on earnings per common share. The effect from the assumed exercise of 46 million and 43 million stock options for the three months and nine months ended September 30, 2011, respectively, was not included in the above computations of diluted earnings per share because such amounts would have had an antidilutive effect on earnings per share.

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

On May 13, 2010, the shareholders of the Company approved the Regions Financial Corporation 2010 Long-Term Incentive Plan (“2010 LTIP”), which permits the Company to grant to employees and directors various forms of incentive compensation. These forms of incentive compensation are similar to the types of compensation approved in prior plans. The 2010 LTIP authorizes 100 million common share equivalents available for grant, where grants of options count as one share equivalent and grants of full value awards (e.g., shares of restricted stock and restricted stock units) count as 2.25 share equivalents. Unless otherwise determined by the Compensation Committee of the Board of Directors, grants of restricted stock and restricted stock units accrue dividends as they are declared by the Board of Directors, and the dividends are paid upon vesting of the award. The 2010 LTIP closed all prior long-term incentive plans to new grants, and, accordingly, prospective grants must be made under the 2010 LTIP or a successor plan. All existing grants under prior long-term incentive plans were unaffected by this amendment. The number of remaining share equivalents available for future issuance under the 2010 LTIP was approximately 66 million at September 30, 2012.

STOCK OPTIONS

No stock option grants were made during the first nine months of 2012. The following table details the activity related to stock options during the first nine months of 2012 and 2011:

	Nine Months Ended September 30
	2012		2011
	Number of Options	Weighted-Average Exercise Price	Number of Options	Weighted-Average Exercise Price
Outstanding at beginning of period	46,351,349	$23.62	54,999,626	$24.41
Granted	—	—	1,451,200	6.59
Exercised	(338,182)	4.07	(18,442)	3.29
Canceled/Forfeited	(5,911,118)	25.60	(7,368,266)	23.59

Outstanding at end of period	40,102,049	$23.49	49,064,118	$23.97

Exercisable at end of period	37,108,726	$24.83	42,654,135	$26.59

RESTRICTED STOCK AWARDS AND PERFORMANCE STOCK AWARDS

During the first nine months of 2012 and 2011, Regions made restricted stock grants that vest based upon a service condition. During the second and third quarters of 2012, the Company also made restricted stock unit and performance stock unit grants; restricted stock units vest based upon a service condition and performance stock units vest based upon service and performance conditions. Dividend payments during the vesting period are deferred to the end of the vesting term. The fair value of these restricted shares, restricted stock units and performance stock units was estimated based upon the fair value of the underlying shares on the date of the grant. The valuation was not adjusted for the deferral of dividends.

The following table details the activity related to restricted and performance stock awards and units:

	Nine Months Ended September 30
	2012		2011
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested at beginning of period	6,280,360	$7.60	4,930,444	$12.13
Granted	8,426,987	5.86	2,696,349	6.67
Vested	(1,521,360)	4.58	(1,179,250)	23.65
Forfeited	(671,288)	4.15	(144,744)	13.13

Non-vested at end of period	12,514,699	$6.98	6,302,799	$7.62

NOTE 10—Pension and Other Postretirement Benefits

Net periodic pension cost included the following components:

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
	(In millions)
Service cost	$8	$8	$30	$27
Interest cost	24	23	68	69
Expected return on plan assets	(28)	(30)	(85)	(91)
Amortization of actuarial loss	18	—	53	1
Amortization of prior service cost	—	11	1	34

	$22	$12	$67	$40

During the third quarter of 2012, Regions made a $41 million contribution to its pension plan for the 2011 plan year. There was no material impact from other postretirement benefits on the consolidated financial statements for the three and nine month periods ended September 30, 2012 or 2011.

NOTE 11—Income Taxes

At September 30, 2012 and December 31, 2011, the Company’s net deferred tax asset balance was $0.8 billion and $1.3 billion, respectively. The decrease in the net deferred tax asset was due to the reduction in the allowance for loan losses, an increase in unrealized gains on securities available for sale and positive consolidated pre-tax earnings.

During 2010, the Internal Revenue Service (“IRS”) completed the field examination for the tax years 2007, 2008 and 2009. Included within the Revenue Agent’s Reports was a proposed adjustment to the timing of deductions related to certain expenses. In 2011, the Company filed a protest with the IRS Appeals Division. During 2012, the Company reached an agreement with the IRS that effectively settled this examination. At this time, the Company has no expectation that the settlement related to any of the protested positions will be reexamined. All years subsequent to the above years are open to examination.

The Company has established a valuation allowance against certain state net operating loss and credit carryforwards in the amount of $65 million and $32 million at September 30, 2012 and December 31, 2011, respectively. The valuation allowance increase of $33 million is primarily due to uncertainties in the timing of certain tax planning strategies that impacted the ability to utilize state net operating losses before the prescribed expiration dates.

At September 30, 2012 and December 31, 2011, the balance of the Company’s unrecognized tax benefits (“UTBs”) was $54 million and $39 million, respectively. The increase is primarily related to tax positions taken in the current year related to a realignment within the corporate organization structure. As of September 30, 2012 and December 31, 2011, the balance of the UTBs that would reduce the effective tax rate, if recognized, was $39 million and $25 million, respectively.

NOTE 12—Derivative Financial Instruments and Hedging Activities

The following tables present the notional and fair value of derivative instruments on a gross basis as of September 30, 2012 and December 31, 2011:

	September 30, 2012
	Notional Value	Asset Derivatives		Liability Derivatives
		Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In millions)
Derivatives in fair value hedging relationships:
Interest rate swaps	$5,107	Other assets	$124	Other liabilities	$—
Derivatives in cash flow hedging relationships:
Interest rate swaps	1,000	Other assets	4	Other liabilities	—

Total derivatives designated as hedging instruments	$6,107		$128		$—

Derivatives not designated as hedging instruments:
Interest rate swaps	$46,461	Other assets	$1,841	Other liabilities	$1,854
Interest rate options	3,637	Other assets	44	Other liabilities	5
Interest rate futures and forward commitments	49,931	Other assets	18	Other liabilities	45
Other contracts	1,895	Other assets	35	Other liabilities	34

Total derivatives not designated as hedging instruments	$101,924		$1,938		$1,938

Total derivatives	$108,031		$2,066		$1,938

	December 31, 2011
	Notional Value	Asset Derivatives		Liability Derivatives
		Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In millions)
Derivatives in fair value hedging relationships:
Interest rate swaps	$5,535	Other assets	$153	Other liabilities	$1
Forward commitments	640	Other assets	—	Other liabilities	11
Derivatives in cash flow hedging relationships:
Interest rate swaps	11,500	Other assets	209	Other liabilities	1

Total derivatives designated as hedging instruments	$17,675		$362		$13

Derivatives not designated as hedging instruments:
Interest rate swaps (1)	$59,293	Other assets	$2,396	Other liabilities	$2,414
Interest rate options (2)	4,018	Other assets	41	Other liabilities	28
Interest rate futures and forward commitments (3)	70,607	Other assets	11	Other liabilities	23
Other contracts	1,276	Other assets	43	Other liabilities	36

Total derivatives not designated as hedging instruments (3)	$135,194		$2,491		$2,501

Total derivatives (3)	$152,869		$2,853		$2,514

(1)	Includes Morgan Keegan amounts of $4.2 billion in Notional Value and $454 million in Other Assets/Other Liabilities
(2)	Includes Morgan Keegan amounts of $364 million in Notional Value and $23 million in Other Assets/Other Liabilities
(3)

During the third quarter of 2012, the Company discovered an error in the preparation of its derivative footnote as of December 31, 2011. The error resulted in an overstatement in the disclosed notional value of derivatives not designated as hedging instruments, specifically interest rate futures and forward commitments. Management has determined that the effect of this item is immaterial to prior periods and adjusted the applicable 2011 notional amounts in the derivative footnote.

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

Regions enters into interest rate swap agreements to manage overall cash flow changes related to interest rate risk exposure on LIBOR-based loans. During the quarter ended September 30, 2012, Regions entered into interest rate swaps with notional amounts of $1 billion. The agreements effectively modify the Company’s exposure to interest rate risk by utilizing receive fixed/pay LIBOR interest rate swaps.

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

Regions recognized an unrealized after-tax gain of $101 million and an unrealized after-tax loss of $41 million in accumulated other comprehensive income at September 30, 2012 and 2011, respectively, related to terminated cash flow hedges of loan and debt instruments which will be amortized into earnings in conjunction with the recognition of interest payments through 2017. Regions recognized pre-tax income of $15 million and $16 million during the three months ended September 30, 2012 and 2011, respectively, and Regions recognized pre-tax income of $14 million and $41 million during the nine months ended September 30, 2012 and 2011, respectively, related to the amortization of cash flow hedges of loan and debt instruments.

The following tables present the effect of derivative instruments on the statements of income:

Three Months Ended September 30, 2012

Derivatives in Fair Value Hedging Relationships	Location of Gain(Loss) Recognized in Income on Derivatives	Amount of Gain(Loss) Recognized in Income on Derivatives	Hedged Items in Fair Value Hedge Relationships	Location of Gain(Loss) Recognized in Income on Related Hedged Item	Amount of Gain(Loss) Recognized in Income on Related Hedged Item
(In millions)
Interest rate swaps	Other non-interest expense	$(5)	Debt/CDs	Other non-interest expense	$1
Interest rate swaps	Interest expense	23	Debt/CDs	Interest expense	3
Forward commitments	Other non-interest expense	—	Securities available for sale	Other non-interest expense	—

Total		$18			$4

Derivatives in Cash Flow Hedging Relationships	Amount of Gain(Loss) Recognized in Accumulated OCI on Derivatives (Effective Portion) (1)	Location of Gain(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain(Loss) Reclassified from Accumulated OCI into Income (Effective Portion) (2)	Location of Gain(Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain(Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing) (2)
(In millions)
Interest rate swaps	$(9)	Interest income on loans	$20	Other non-interest expense	$—
Forward starting swaps	3	Interest expense on debt	(4)	Other non-interest expense	—
Interest rate options	—	Interest income on loans	—	Interest income on loans	—
Eurodollar futures	—	Interest income on loans	—	Other non-interest expense	—

Total	$(6)		$16		$—

(1)	After-tax
(2)	Pre-tax

Three Months Ended September 30, 2011

Derivatives in Fair Value Hedging Relationships	Location of Gain(Loss) Recognized in Income on Derivatives	Amount of Gain(Loss) Recognized in Income on Derivatives	Hedged Items in Fair Value Hedge Relationships	Location of Gain(Loss) Recognized in Income on Related Hedged Item	Amount of Gain(Loss) Recognized in Income on Related Hedged Item
(In millions)
Interest rate swaps	Other non-interest expense	$(2)	Debt/CDs	Other non-interest expense	$11
Interest rate swaps	Interest expense	42	Debt/CDs	Interest expense	4
Forward commitments	Other non-interest expense	—	Securities available for sale	Other non-interest expense	—

Total		$40			$15

Derivatives in Cash Flow Hedging Relationships	Amount of Gain(Loss) Recognized in Accumulated OCI on Derivatives (Effective Portion) (1)	Location of Gain(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain(Loss) Reclassified from Accumulated OCI into Income (Effective Portion) (2)	Location of Gain(Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain(Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing) (2)
(In millions)
Interest rate swaps	$92	Interest income on loans	$49	Other non-interest expense	$(1)
Forward starting swaps	3	Interest expense on debt	(4)	Other non-interest expense	—
Interest rate options	—	Interest income on loans	—	Interest income on loans	—
Eurodollar futures	—	Interest income on loans	—	Other non-interest expense	—

Total	$95		$45		$(1)

(1) After-tax

(2) Pre-tax

Nine Months Ended September 30, 2012

Derivatives in Fair Value Hedging Relationships	Location of Gain(Loss) Recognized in Income on Derivatives	Amount of Gain(Loss) Recognized in Income on Derivatives	Hedged Items in Fair Value Hedge Relationships	Location of Gain(Loss) Recognized in Income on Related Hedged Item	Amount of Gain(Loss) Recognized in Income on Related Hedged Item
(In millions)
Interest rate swaps	Other non-interest expense	$(25)	Debt/CDs	Other non-interest expense	$19
Interest rate swaps	Interest expense	81	Debt/CDs	Interest expense	9
Forward commitments	Other non-interest expense	—	Securities available for sale	Other non-interest expense	—

Total		$56			$28

Derivatives in Cash Flow Hedging Relationships	Amount of Gain(Loss) Recognized in Accumulated OCI on Derivatives (Effective Portion) (1)	Location of Gain(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain(Loss) Reclassified from Accumulated OCI into Income (Effective Portion) (2)	Location of Gain(Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain(Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing) (2)
(In millions)
Interest rate swaps	$13	Interest income on loans	$61	Other non-interest expense	$6
Forward starting swaps	7	Interest expense on debt	(11)	Other non-interest expense	—
Interest rate options	—	Interest income on loans	—	Interest income on loans	—
Eurodollar futures	—	Interest income on loans	—	Other non-interest expense	—

Total	$20		$50		$6

(1)	After-tax
(2)	Pre-tax

Nine Months Ended September 30, 2011

Derivatives in Fair Value Hedging Relationships	Location of Gain(Loss) Recognized in Income on Derivatives	Amount of Gain(Loss) Recognized in Income on Derivatives	Hedged Items in Fair Value Hedge Relationships	Location of Gain(Loss) Recognized in Income on Related Hedged Item	Amount of Gain(Loss) Recognized in Income on Related Hedged Item
(In millions)
Interest rate swaps	Other non-interest expense	$(42)	Debt/CDs	Other non-interest expense	$55
Interest rate swaps	Interest expense	136	Debt/CDs	Interest expense	12
Forward commitments	Other non-interest expense	(35)	Securities available for sale	Other non-interest expense	35

Total		$59			$102

Derivatives in Cash Flow Hedging Relationships	Amount of Gain(Loss) Recognized in Accumulated OCI on Derivatives (Effective Portion) (1)	Location of Gain(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain(Loss) Reclassified from Accumulated OCI into Income (Effective Portion) (2)	Location of Gain(Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain(Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing) (2)
(In millions)
Interest rate swaps	$92	Interest income on loans	$147	Other non-interest expense	$—
Forward starting swaps	—	Interest expense on debt	(7)	Other non-interest expense	(1)
Interest rate options	(2)	Interest income on loans	4	Interest income on loans	—
Eurodollar futures	1	Interest income on loans	(2)	Other non-interest expense	—

Total	$91		$142		$(1)

(1)	After-tax
(2)	Pre-tax

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

Regions enters into interest rate lock commitments, which are commitments to originate mortgage loans whereby the interest rate on the loan is determined prior to funding and the customers have locked into that interest rate. At September 30, 2012 and 2011, Regions had $1.2 billion and $887 million, respectively, in total notional amount of interest rate lock commitments. Regions manages market risk on interest rate lock commitments and mortgage loans held for sale with corresponding forward sale commitments, which are recorded at fair value with changes in fair value recorded in mortgage income. For September 30, 2012 and 2011, Regions had $2.0 billion and $1.3 billion, respectively, in total notional amount related to these forward rate commitments.

Regions has elected to account for mortgage servicing rights at fair market value with any changes to fair value being recorded within mortgage income. Concurrent with the election to use the fair value measurement method, Regions began using various derivative instruments, in the form of forward rate commitments, futures contracts, swaps and swaptions to mitigate the statement of income effect of changes in the fair value of its mortgage servicing rights. As of September 30, 2012 and 2011, the total notional amount related to these contracts was $4.8 billion and $6.6 billion, respectively.

The following tables present the location and amount of gain or (loss) recognized in income on derivatives not designated as hedging instruments in the statements of income for the three and nine months ended September 30, 2012 and 2011, respectively:

	Three Months Ended September 30		Nine Months Ended September 30
Derivatives Not Designated as Hedging Instruments	2012	2011	2012	2011
	(In millions)
Capital markets and investment income
Interest rate swaps	$10	$(1)	$21	$4
Interest rate options	—	(4)	(1)	(3)
Interest rate futures and forward commitments	—	—	(1)	—
Other contracts	2	2	7	7

Total capital markets and investment income	12	(3)	26	8

Mortgage income
Interest rate swaps	10	63	29	75
Interest rate options	10	(14)	27	(43)
Interest rate futures and forward commitments	(7)	47	6	65

Total mortgage income	13	96	62	97

	$25	$93	$88	$105

Credit risk, defined as all positive exposures not collateralized with cash or other financial instruments, at September 30, 2012 and 2011, totaled approximately $807 million and $962 million, respectively. This amount represents the net credit risk on all trading and other derivative positions held by Regions.

CREDIT DERIVATIVES

Regions has both bought and sold credit protection in the form of participations on interest rate swaps (swap participations). These swap participations, which meet the definition of credit derivatives, were entered into in the ordinary course of business to serve the credit needs of customers. Credit derivatives, whereby Regions has purchased credit protection, entitle Regions to receive a payment from the counterparty when the customer fails to make payment on any amounts due to Regions upon early termination of the swap transaction and have maturities between 2013 and 2017. Credit derivatives whereby Regions has sold credit protection have maturities between 2013 and 2018. For contracts where Regions sold credit protection, Regions would be required to make payment to the counterparty when the customer fails to make payment on any amounts due to the counterparty upon early termination of the swap transaction. Regions bases the current status of the prepayment/performance risk on bought and sold credit derivatives on recently issued internal risk ratings consistent with the risk management practices of unfunded commitments.

Regions’ maximum potential amount of future payments under these contracts as of September 30, 2012 was approximately $34 million. This scenario would only occur if variable interest rates were at zero percent and all counterparties defaulted with zero recovery. The fair value of sold protection at September 30, 2012 and 2011 was immaterial. In transactions where Regions has sold credit protection, recourse to collateral associated with the original swap transaction is available to offset some or all of Regions’ obligation.

CONTINGENT FEATURES

Certain of Regions’ derivative instrument contracts with broker-dealers contain provisions allowing those broker-dealers to terminate the contracts in the event that Regions’ and/or Regions Bank’s credit ratings falls below specified ratings from certain major credit rating agencies. At September 30, 2012, Moody’s credit ratings for Regions Financial Corporation and Regions Bank were below investment grade. As a result of these ratings, certain Regions Bank broker-dealer counterparties could have terminated these contracts at their discretion. In lieu of terminating the contracts, Regions Bank and certain of its broker-dealer counterparties amended the contracts such that Regions Bank was required to post additional collateral in the cumulative amount of $186 million to these counterparties as of September 30, 2012.

Some of these contracts with broker-dealers still contain credit-related termination provisions and/or credit-related provisions regarding the posting of collateral. At September 30, 2012, the net fair value of such contracts containing credit-related termination provisions that were in a liability position was $437 million, for which Regions had posted collateral of $573 million. At September 30, 2012, the net fair value of contracts that do not contain credit-related termination provisions that were in a liability position was $290 million, for which Regions had posted collateral of $291 million. Other derivative contracts with broker-dealers do not contain any credit-related provisions. These counterparties require complete overnight collateralization.

The aggregate fair value of all derivative instruments with any credit-risk-related contingent features that were in a liability position on September 30, 2012 and December 31, 2011, was $526 million and $425 million, respectively, for which Regions had posted collateral of $661 million and $531 million, respectively, in the normal course of business.

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

See Note 1 “Summary of Significant Accounting Policies” to the consolidated financial statements of the 2011 Annual Report on Form 10-K for a description of valuation methodologies for assets and liabilities measured at fair value on a recurring and non-recurring basis. Regions rarely transfers assets and liabilities measured at fair value between Level 1 and Level 2 measurements. There were no such transfers during the nine month periods ended September 30, 2012 and 2011. Trading account assets are periodically transferred into or out of Level 3 valuation based on management’s conclusion regarding the best method of pricing for an individual security. Such transfers are accounted for as if they occur at the beginning of a reporting period.

The following tables present assets and liabilities measured at fair value on a recurring basis and non-recurring basis as of September 30, 2012 and December 31, 2011:

	September 30, 2012				December 31, 2011
	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
	(In millions)
Recurring fair value measurements
Trading account assets
U.S. Treasury securities	$—	$—	$—	$—	$212	$3	$—	$215
Obligations of states and political subdivisions	—	—	—	—	—	101	139	240
Mortgage-backed securities:
Residential agency	—	—	—	—	—	359	—	359
Commercial agency	—	—	—	—	—	—	51	51
Other securities	—	—	—	—	—	35	1	36
Equity securities	114	—	—	114	365	—	—	365

Total trading account assets (1)	$114	$—	$—	$114	$577	$498	$191	$1,266

Securities available for sale
U.S. Treasury securities	$51	$—	$—	$51	$98	$—	$—	$98
Federal agency securities	—	620	—	620	—	147	—	147
Obligations of states and political subdivisions	—	12	—	12	—	16	20	36
Mortgage-backed securities:
Residential agency	—	22,936	—	22,936	—	22,175	—	22,175
Residential non-agency	—	—	13	13	—	—	16	16
Commercial agency	—	724	—	724	—	326	—	326
Commercial non-agency	—	854	104	958	—	321	—	321
Other debt securities	—	1,593	2	1,595	—	537	—	537
Equity securities (2)	114	—	—	114	115	—	—	115

Total securities available for sale	$165	$26,739	$119	$27,023	$213	$23,522	$36	$23,771

Mortgage loans held for sale	$—	$1,130	$—	$1,130	$—	$844	$—	$844

Mortgage servicing rights	$—	$—	$176	$176	$—	$—	$182	$182

Derivative assets
Interest rate swaps	$—	$1,969	$—	$1,969	$—	$2,758	$—	$2,758
Interest rate options	—	3	41	44	—	28	13	41
Interest rate futures and forward commitments	—	18	—	18	—	11	—	11
Other contracts	—	35	—	35	—	43	—	43

Total derivative assets (3) (4)	$—	$2,025	$41	$2,066	$—	$2,840	$13	$2,853

Trading account liabilities
U.S. Treasury securities	$—	$—	$—	$—	$—	$97	$—	$97
Obligations of states and political subdivisions	—	—	—	—	—	2	—	2
Mortgage-backed securities:
Residential agency	—	—	—	—	—	133	—	133
Commercial agency	—	—	—	—	—	—	5	5
Other securities	—	—	—	—	—	16	2	18
Equity securities	—	—	—	—	1	—	—	1

Total trading account liabilities (5)	$—	$—	$—	$—	$1	$248	$7	$256

Derivative liabilities
Interest rate swaps	$—	$1,854	$—	$1,854	$—	$2,416	$—	$2,416
Interest rate options	—	5	—	5	—	28	—	28
Interest rate futures and forward commitments	—	45	—	45	—	34	—	34
Other contracts	—	34	—	34	—	36	—	36

Total derivative liabilities (3) (4)	$—	$1,938	$—	$1,938	$—	$2,514	$—	$2,514

Nonrecurring fair value measurements
Loans held for sale	$—	$—	$90	$90	$—	$36	$195	$231
Foreclosed property, other real estate and equipment	—	61	57	118	—	91	162	253

(1)

All trading account assets at December 31, 2011 were related to Morgan Keegan (see Note 2 for further discussion regarding the sale of Morgan Keegan) with the exception of $178 million of which all were classified as Level 1 in the table. The Morgan Keegan items do not appear in the September 30, 2012 amounts, as the sale was closed during the second quarter of 2012.

(2)	Excludes Federal Reserve Bank and Federal Home Loan Bank Stock totaling $480 million and $100 million at September 30, 2012 and $481 million and $219 million December 31, 2011, respectively.

(3)

At September 30, 2012, derivatives include approximately $1.1 billion related to legally enforceable master netting agreements that allow the Company to settle positive and negative positions. Derivatives are also presented excluding cash collateral received of $67 million and cash collateral posted of $870 million with counterparties. At December 31, 2011, derivatives include approximately $1.4 billion related to legally enforceable master netting agreements that allow the Company to settle positive and negative positions. Derivatives are also presented excluding cash collateral received of $55 million and cash collateral posted of $732 million with counterparties.

(4)

Derivative assets and liabilities both include $454 million of interest rate swaps and $23 million of interest rate options at December 31, 2011 related to Morgan Keegan, all of which are classified as Level 2 in the table. These items do not appear in the September 30, 2012 amounts, as they were included with the sale of Morgan Keegan.

(5)	All trading account liabilities are related to Morgan Keegan at December 31, 2011. These items do not appear in the September 30, 2012 amounts as they were included with the sale of Morgan Keegan.

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

The following tables illustrate a rollforward for all assets and (liabilities) measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months and nine months ended September 30, 2012 and 2011, respectively. The tables do not reflect the change in fair value attributable to any related economic hedges the Company used to mitigate the interest rate risk associated with these assets and (liabilities).

	Three Months Ended September 30, 2012
												Net change in unrealized gains (losses) included in earnings related to assets and liabilities held at September 30, 2012
		Total Realized / Unrealized Gains or Losses
	Opening Balance July 1, 2012	Included in Earnings		Included in Other Compre- hensive Income (Loss)	Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3	Closing Balance September 30, 2012
	(In millions)
Level 3 Instruments Only
Trading account assets:
Obligations of states and political subdivisions	$—	—		—	—	—	—	—	—	—	$—	$—
Commercial agency MBS	—	—		—	—	—	—	—	—	—	—	—
Other securities	—	—		—	—	—	—	—	—	—	—	—

Total trading account assets	$—	—		—	—	—	—	—	—	—	$—	$—

Securities available for sale:
Obligations of states and political subdivisions	$—	—		—	—	—	—	—	—	—	$—	$—
Residential non-agency MBS	14	—		—	—	—	—	(1)	—	—	13	—
Commercial non-agency MBS	—	—		1	103	—	—	—	—	—	104	—
Other debt securities	2	—		—	—	—	—	—	—	—	2	—

Total securities available for sale	$16	—		1	103	—	—	(1)	—	—	$119	$—

Mortgage servicing rights	$179	(19	)(a)	—	16	—	—	—	—	—	$176	$(11	)(a)

Trading account liabilities:
Mortgage-backed securities:
Commercial agency	$—	—		—	—	—	—	—	—	—	$—	$—
Other securities	—	—		—	—	—	—	—	—	—	—	—

Total trading account liabilities	$—	—		—	—	—	—	—	—	—	$—	$—

Derivatives, net:
Interest rate options	$30	82	(a)	—	—	—	—	(71)	—	—	$41	$41	(a)

Total derivatives, net	$30	82		—	—	—	—	(71)	—	—	$41	$41

(a)	Included in mortgage income.

	Three Months Ended September 30, 2011
												Net change in unrealized gains (losses) included in earnings related to assets and liabilities held at September 30, 2011
		Total Realized / Unrealized Gains or Losses
	Opening Balance July 1, 2011	Included in Earnings		Included in Other Compre- hensive Income (Loss)	Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3	Closing Balance September 30, 2011
	(In millions)
Level 3 Instruments Only
Trading account assets (c):
Obligations of states and political subdivisions	$148	(15)		—	44	—	—	(34)	—	—	$143	$—
Commercial agency MBS	61	3		—	463	—	—	(475)	—	—	52	—
Other securities	5	4		—	2,037	—	—	(2,041)	—	—	5	—

Total trading account assets (d)	$214	(8	)(a)	—	2,544	—	—	(2,550)	—	—	$200	$—

Securities available for sale:
Obligations of states and political subdivisions	$17	—		2	—	—	—	(2)	—	—	$17	$—
Residential non-agency MBS	17	—		—	—	—	—	(1)	—	—	16	—

Total securities available for sale	$34	—		2	—	—	—	(3)	—	—	$33	$—

Mortgage servicing rights	$268	(99	)(b)	—	13	—	—	—	—	—	$182	$(93	)(b)

Trading account liabilities:
Mortgage-backed securities:
Commercial agency	$16	—		—	—	—	—	(16)	—	—	$—	$—
Other securities	5	—		—	(8)	—	—	14	—	—	11	—

Total trading account liabilities (d)	$21	—		—	(8)	—	—	(2)	—	—	$11	$—

Derivatives, net:
Interest rate options	$5	53	(b)	—	—	—	—	(39)	—	—	$19	$19	(b)
Interest rate futures and forward commitments	4	—		—	—	—	—	(4)	—	—	—	—

Total derivatives, net	$9	53		—	—	—	—	(43)	—	—	$19	$19

(a)	Included in discontinued operations, on a net basis.
(b)	Included in mortgage income.
(c)	Income from trading account assets primarily represents gains/(losses) on disposition, which inherently includes commissions on security transactions during the period.
(d)	All amounts related to trading account assets and trading account liabilities are related to Morgan Keegan (see Note 2 for discussion of sale of Morgan Keegan).

	Nine Months Ended September 30, 2012
													Net change in unrealized gains (losses) included in earnings related to assets and liabilities held at September 30, 2012
	Opening Balance January 1, 2012	Total Realized / Unrealized Gains or Losses			Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3	Disposition of Morgan Keegan	Closing Balance September 30, 2012
		Included in Earnings		Included in Other Compre- hensive Income (Loss)
	(In millions)
Level 3 Instruments Only
Trading account assets: (c)
Obligations of states and political subdivisions	$139	(3)		—	4	—	—	(16)	—	—	(124)	$—	$—
Commercial agency MBS	51	2		—	368	—	—	(317)	—	—	(104)	—	—
Other securities	1	4		—	2,248	—	—	(2,240)	—	—	(13)	—	—

Total trading account assets (d)	$191	3	(a)	—	2,620	—	—	(2,573)	—	—	(241)	$—	$—

Securities available for sale:
Obligations of states and political subdivisions	$20	—		(2)	—	(16)	—	(2)	—	—	—	$—	$—
Residential non-agency MBS	16	—		—	—	—	—	(3)	—	—	—	13	—
Commercial non-agency MBS	—	—		1	103	—	—	—	—	—	—	104
Other debt securities	—	—		—	—	—	—	—	3	(1)	—	2	—

Total securities available for sale	$36	—		(1)	103	(16)	—	(5)	3	(1)	—	$119	$—

Mortgage servicing rights	$182	(50	)(b)	—	44	—	—	—	—	—	—	$176	$(28	)(b)

Trading account liabilities:
Mortgage-backed securities:
Commercial agency	$5	—		—	37	—	—	—	—	—	(42)	$—	$—
Other securities	2	—		—	12	—	—	(4)	—	—	(10)	—	—

Total trading account liabilities (d)	$7	—		—	49	—	—	(4)	—	—	(52)	$—	$—

Derivatives, net:
Interest rate options	$13	193	(b)	—	—	—	—	(165)	—	—	—	$41	$89	(b)

Total derivatives, net	$13	193		—	—	—	—	(165)	—	—	—	$41	$89

(a)	Included in discontinued operations, on a net basis.
(b)	Included in mortgage income.
(c)	Income from trading account assets primarily represents gains/(losses) on disposition, which inherently includes commissions on security transactions during the period.
(d)	All amounts related to trading account assets and trading account liabilities are related to Morgan Keegan (see Note 2 for discussion of sale of Morgan Keegan).

	Nine Months Ended September 30, 2011
												Net change in unrealized gains (losses) included in earnings related to assets and liabilities held at September 30, 2011
		Total Realized / Unrealized Gains or Losses
	Opening Balance January 1, 2011	Included in Earnings		Included in Other Compre- hensive Income (Loss)	Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3	Closing Balance September 30, 2011
	(In millions)
Level 3 Instruments Only
Trading account assets: (c)
Obligations of states and political subdivisions	$165	(13)		—	52	—	—	(61)	—	—	$143	$—
Commercial agency MBS	54	6		—	940	—	—	(949)	1	—	52	—
Other securities	10	15		—	6,315	—	—	(6,335)	—	—	5	—

Total trading account assets (d)	$229	8	(a)	—	7,307	—	—	(7,345)	1	—	$200	$—

Securities available for sale:
Obligations of states and political subdivisions	$17	—		2	—	—	—	(2)	—	—	$17	$—
Residential non-agency MBS	22	1		(1)	—	(2)	—	(4)	—	—	16	—

Total securities available for sale	$39	1		1	—	(2)	—	(6)	—	—	$33	$—

Mortgage servicing rights	$267	(133	)(b)	—	48	—	—	—	—	—	$182	$(116	)(b)

Trading account liabilities:
Mortgage-backed securities:
Commercial agency	$6	—		—	—	—	—	(6)	—	—	$—	$—
Other securities	4	—		—	(35)	—	—	42	—	—	11	—

Total trading account liabilities (d)	$10	—		—	(35)	—	—	36	—	—	$11	$—

Derivatives, net:
Interest rate options	$3	93	(b)	—	—	—	—	(77)	—	—	$19	$19	(b)
Interest rate futures and forward commitments	5	—		—	—	—	—	(5)	—	—	—	—

Total derivatives, net	$8	93		—	—	—	—	(82)	—	—	$19	$19

(a)	Included in discontinued operations, on a net basis.
(b)	Included in mortgage income.
(c)	Income from trading account assets primarily represents gains/(losses) on disposition, which inherently includes commissions on security transactions during the period.
(d)	All amounts related to trading account assets and trading account liabilities are related to Morgan Keegan (see Note 2 for discussion of sale of Morgan Keegan).

The following table presents the fair value adjustments related to non-recurring fair value measurements:

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
	(In millions)
Loans held for sale	$(54)	$(161)	$(155)	$(466)
Foreclosed property, other real estate and equipment	(18)	(46)	(56)	(183)

The following table presents detailed information regarding assets and liabilities measured at fair value using significant unobservable inputs (Level 3) as of September 30, 2012. The table includes the valuation techniques and the significant unobservable inputs utilized. The range of each significant unobservable input as well as the weighted average within the range utilized at September 30, 2012 is included. Following the table is a description of the valuation technique and the sensitivity of the technique to changes in the significant unobservable input.

	September 30, 2012
	Level 3 Fair Value at September 30, 2012	Valuation Technique	Unobservable Input(s)	Quantitative Range of Unobservable Inputs and (Weighted-Average)
	(Dollars in millions)
Recurring fair value measurements:

Securities available for sale:

Mortgage-backed securities:
Residential non-agency	$13	Discounted cash flow	Spread to LIBOR	5.4% -69.9% (17.0%)
			Weighted-average prepayment speed (CPR; percentage)	7.3% -29.4% (11.3%)
			Probability of default	0.2% -1.2% (1.1%)
			Loss severity	40.7% -100.0% (49.4%)
Commercial non-agency	$104	Consensus pricing	Bid quotes - spreads	50 -88 (74.6 bps)

Other debt securities	$2	Market Comparable	Evaluated quote on same issuer/comparable bond	98.7% -100.0% (99.5%)
			Comparability adjustments	1.3% (1.3%)

Mortgage servicing rights (a)	$176	Discounted cash flow	Weighted-average prepayment speed (CPR; percentage)	6.5% -32.1% (20.1%)
			Option-adjusted spread (basis points)	1.9% -20.9% (1,035)
Derivative assets:

Interest rate options	$41	Discounted cash flow	Weighted-average prepayment speed (CPR; percentage)	6.5% -32.1% (20.1%)
			Option-adjusted spread (basis points)	1.9% -20.9% (1,035)
			Pull-through	55.5% -98.8% (75.4%)
Nonrecurring fair value measurements:

Loans held for sale	$90	Multiple data points, including discount to appraised value of collateral based on recent market activity for sales of similar loans	Appraisal compatability adjustment (discount)	7.0% -99.0% (46.9%)
Foreclosed property and other real estate	$57	Discount to appraised value of property based on recent market activity for sales of similar properties	Appraisal compatability adjustment (discount)	25.0% -100.0% (38.7%)

(a)	See Note 5 for additional disclosures related to assumptions used in the fair value calculation for mortgage servicing rights.

RECURRING FAIR VALUE MEASUREMENTS USING SIGNIFICANT UNOBSERVABLE INPUTS

Securities available for sale

Mortgage-backed securities: residential non-agency—The fair value reported in this category relates to retained interests in legacy securitizations. Significant unobservable inputs include the spread to LIBOR, constant prepayment rate, probability of default, and loss severity in the event of default. Significant increases in any of these inputs in isolation would result in significantly lower fair value measurement. Generally, a change in the assumption used for the probability of default is accompanied by a directionally similar change in the assumption used for loss severity and a directionally opposite change in the assumption used for prepayment rates.

Mortgage-backed securities: commercial non-agency—The significant unobservable input is the nominal spread to swaps based on indicative bid quotes for the same security. Changes in the bid quote would result in a directionally inverse change in the fair value of the commercial non-agency securities.

Other debt securities—Significant unobservable inputs include evaluated quotes on comparable bonds for the same issuer and management-determined comparability adjustments. Changes in the evaluated quote on comparable bonds would result in a directionally similar change in the fair value of the other debt securities.

Mortgage Servicing Rights

The significant unobservable inputs used in the fair value measurement of mortgage servicing rights are option adjusted spreads (“OAS”) and prepayment speed. This method requires generating cash flow projections over multiple interest rate scenarios and discounting those cash flows at a risk adjusted rate. Additionally, the impact of prepayments and changes in the OAS are based on a variety of underlying inputs such as servicing costs. Increases or decreases to the underlying cash flow inputs will have a corresponding impact on the value of the mortgage servicing right asset. See Note 5 for additional disclosures related to assumptions used in the fair value calculation for mortgage servicing rights.

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

The following table summarizes the difference between the aggregate fair value and the aggregate unpaid principal balance for mortgage loans held for sale measured at fair value:

	September 30, 2012			December 31, 2011
	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal
	(In millions)
Mortgage loans held for sale, at fair value	$1,130	$1,070	$60	$844	$815	$29

Interest income on mortgage loans held for sale is recognized based on contractual rates and is reflected in interest income on loans held for sale in the consolidated statements of income. The following table details net gains resulting from changes in fair value of these loans which were recorded in mortgage income in the consolidated statements of income during the three months and nine months ended September 30, 2012 and 2011, respectively. These changes in fair value are mostly offset by economic hedging activities. An immaterial portion of these amounts was attributable to changes in instrument-specific credit risk.

	Mortgage loans held for sale, at fair value
	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
	(In millions)
Net gains resulting from changes in fair value	$19	$13	$31	$36

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

Cash and cash equivalents: The carrying amounts reported in the consolidated balance sheets and cash flows approximate the estimated fair values. Because these amounts generally relate to either currency or highly liquid assets, these are considered Level 1 valuations.

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

Short-term and long-term borrowings: The carrying amounts of short-term borrowings reported in the consolidated balance sheets approximate the estimated fair values, and are considered Level 2 measurements as similar instruments are traded in active markets. The fair values of certain long-term borrowings are estimated using quoted market prices of identical instruments and are considered Level 1 measurements. If identical instruments are not available, fair values are estimated using quoted market prices for similar instruments and are considered Level 2 valuations. Otherwise, valuations are based on a combination of non-binding broker quotes and quoted prices for identical instruments in non-active markets and are considered Level 3 valuations.

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

The carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of the Company’s financial instruments as of September 30, 2012 are as follows:

	September 30, 2012
	Carrying Amount	Estimated Fair Value (1)	Level 1	Level 2	Level 3
	(In millions)
Financial assets:
Cash and cash equivalents	$3,930	$3,930	$3,930	$—	$—
Trading account assets	114	114	114	—	—
Securities available for sale	27,603	27,603	165	27,319	119
Securities held to maturity	12	13	3	10	—
Loans held for sale	1,265	1,265	—	1,130	135
Loans (excluding leases), net of unearned income and allowance for loan losses (2), (3)	71,685	64,846	—	—	64,846
Other interest-earning assets	881	881	—	881	—
Derivatives, net	128	128	—	87	41
Financial liabilities:
Deposits	94,881	94,957	—	94,957	—
Short-term borrowings	1,936	1,936	—	1,936	—
Long-term borrowings	6,224	6,422	905	—	5,517
Loan commitments and letters of credit	113	663	—	—	663
Indemnification obligation	377	360	—	—	360

(1)

Estimated fair values are consistent with an exit price concept. The assumptions used to estimate the fair values are intended to approximate those that a market participant would use in a hypothetical orderly transaction. In estimating fair value, the Company makes adjustments for interest rates, market liquidity and credit spreads as appropriate.

(2)

The estimated fair value of portfolio loans assumes sale of the loans to a third-party financial investor. Accordingly, the value to the Company if the loans were held to maturity is not reflected in the fair value estimate. In the current whole loan market, financial investors are generally requiring a higher rate of return than the return inherent in loans if held to maturity. The fair value discount at September 30, 2012 was $6.8 billion or 9.5 percent.

(3)	Excluded from this table is the lease carrying amount of $1.5 billion at September 30, 2012.

The carrying amounts and estimated fair values of the Company’s financial instruments as of December 31, 2011 are as follows:

	December 31, 2011
	Carrying Amount	Estimated Fair Value (1)
	(In millions)
Financial assets:
Cash and cash equivalents	$7,245	$7,245
Trading account assets	1,266	1,266
Securities available for sale	24,471	24,471
Securities held to maturity	16	17
Loans held for sale	1,193	1,193
Loans (excluding leases), net of unearned income and allowance for loan losses (2), (3)	73,284	65,224
Other interest-earning assets	1,085	1,085
Derivatives, net	339	339
Financial liabilities:
Deposits	95,627	95,757
Short-term borrowings	3,067	3,067
Long-term borrowings	8,110	7,439
Loan commitments and letters of credit	117	756

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

NOTE 14—Business Segment Information

Each of Regions’ reportable segments is a strategic business unit that serves specific needs of Regions’ customers based on the products and services provided. The segments are based on the manner in which management views the financial performance of the business. The Company has three reportable segments: Business Services, Consumer Services and Wealth Management, with the remainder split between Discontinued Operations and Other. During the third quarter of 2012, Regions reorganized its internal management structure and, accordingly, its segment reporting structure. Historically, Regions’ primary business segment was Banking/Treasury, representing the Company’s banking network (including the Consumer and Commercial Banking function along with the Treasury function). Other segments included Investment Banking/Brokerage/Trust and Insurance. During the second quarter of 2012, Regions consummated the sale of Morgan Keegan (the primary component of Investment Banking/Brokerage/Trust). Shortly thereafter, Regions announced organizational changes to better integrate and execute the Company’s strategic priorities across all lines of business and geographies. As a result, Regions revised its reportable segments as described below. Prior periods’ information has been restated to conform to the current periods’ presentation.

The Business Services segment represents the Company’s commercial banking functions including commercial and industrial, commercial real estate and investor real estate lending. This segment also includes equipment lease financing. Business Services customers include corporate, middle market, small business and commercial real estate developers and investors. Corresponding deposit products related to these types of customers are included in this segment.

The Consumer Services segment represents the Company’s branch network, including consumer banking products and services related to residential first mortgages, home equity lines and loans, indirect loans, consumer credit cards and other consumer loans, as well as the corresponding deposit relationships. These services are also provided through alternative channels such as the internet and telephone banking.

The Wealth Management segment includes wealth management products and services such as trust activities, commercial insurance and credit life products sold to consumer customers, and investment management. Wealth Management customers include individuals and institutional clients who desire services that include investment advice, assistance in managing assets, and estate planning.

Discontinued Operations includes all brokerage and investment activities associated with Morgan Keegan. As discussed in Note 2, Regions closed the sale of Morgan Keegan and related entities on April 2, 2012.

Other includes the Company’s treasury function, the securities portfolio, wholesale funding activities, interest rate risk management activities and other corporate functions that are not related to a strategic business unit. Also within Other are certain reconciling items in order to translate the segment results that are based on management accounting practices into consolidated results. Management accounting practices utilized by Regions as the basis of presentation for segment results include the following:

•

Net interest income is presented based upon a funds transfer pricing (“FTP”) approach, for which market-based funding charges/credits are assigned within the segments. By allocating a cost or a credit to each product based on the FTP framework, management is able to more effectively measure the net interest margin contribution of its assets/liabilities by segment. The summation of the interest income/expense and FTP charges/credits for each segment is its designated net interest income. The variance between the Company’s cumulative FTP charges and cumulative FTP credits is offset in Other.

•

Provision for loan losses is allocated to each segment based on actual net charge-offs that have been recognized by the segment. The difference between the consolidated provision for loan losses and the segments’ net charge-offs is reflected in Other.

•

Income tax expense (benefit) is calculated for Business Services, Consumer Services, and Wealth Management based on a consistent federal and state statutory rate. Discontinued Operations reflects the actual income tax expense (benefit) of its results. Any difference between the Company’s consolidated income tax expense (benefit) and the segments’ calculated amounts is reflected in Other.

•

Management reporting allocations of certain expenses are made in order to analyze the financial performance of the segments. These allocations consist of operational and overhead cost pools and are intended to represent the total costs to support a segment.

The following tables present financial information for each reportable segment for the period indicated.

	Three Months Ended September 30, 2012
	Business Services	Consumer Services	Wealth Management	Other	Continuing Operations	Discontinued Operations	Consolidated
	(In millions)
Net interest income	$507	$487	$45	$(222)	$817	$—	$817
Provision for loan losses	145	107	10	(229)	33	—	33
Non-interest income	107	311	93	22	533	1	534
Non-interest expense	225	507	105	32	869	20	889

Pretax income (loss)	244	184	23	(3)	448	(19)	429
Income tax expense (benefit)	93	70	8	(35)	136	(8)	128

Net income (loss)	$151	$114	$15	$32	$312	$(11)	$301

Average assets	$48,664	$29,652	$7,470	$35,745	$121,531	$30	$121,561

	Three Months Ended September 30, 2011
	Business Services	Consumer Services	Wealth Management	Other	Continuing Operations	Discontinued Operations	Consolidated
	(In millions)
Net interest income	$502	$471	$49	$(172)	$850	$8	$858
Provision for loan losses	347	144	20	(156)	355	—	355
Non-interest income	123	338	90	(38)	513	232	745
Non-interest expense	257	478	94	21	850	216	1,066

Pretax income (loss)	21	187	25	(75)	158	24	182
Income tax expense (benefit)	8	71	9	(71)	17	10	27

Net income (loss)	$13	$116	$16	$(4)	$141	$14	$155

Average assets	$50,284	$30,403	$7,850	$38,049	$126,586	$3,173	$129,759

	Nine Months Ended September 30, 2012
	Business Services	Consumer Services	Wealth Management	Other	Continuing Operations	Discontinued Operations	Consolidated
	(In millions)
Net interest income	$1,532	$1,447	$137	$(634)	$2,482	$7	$2,489
Provision for loan losses	469	365	25	(683)	176	—	176
Non-interest income	331	897	283	53	1,564	256	1,820
Non-interest expense	695	1,513	319	97	2,624	343	2,967

Pretax income (loss)	699	466	76	5	1,246	(80)	1,166
Income tax expense (benefit)	266	177	29	(128)	344	(33)	311

Net income (loss)	$433	$289	$47	$133	$902	$(47)	$855

Average assets	$48,971	$29,784	$7,633	$36,179	$122,567	$948	$123,515

	Nine Months Ended September 30, 2011
	Business Services	Consumer Services	Wealth Management	Other	Continuing Operations	Discontinued Operations	Consolidated
	(In millions)
Net interest income	$1,497	$1,363	$144	$(443)	$2,561	$24	$2,585
Provision for loan losses	1,053	432	56	(306)	1,235	—	1,235
Non-interest income	379	914	280	63	1,636	733	2,369
Non-interest expense	849	1,487	312	90	2,738	693	3,431

Pretax income (loss)	(26)	358	56	(164)	224	64	288
Income tax expense (benefit)	(10)	136	21	(193)	(46)	1	(45)

Net income (loss)	$(16)	$222	$35	$29	$270	$63	$333

Average assets	$51,496	$30,253	$7,860	$37,723	$127,332	$3,213	$130,545

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

Credit risk associated with these instruments is represented by the contractual amounts indicated in the following table:

	September 30 2012	December 31 2011
	(In millions)
Unused commitments to extend credit	$37,382	$37,872
Standby letters of credit	2,033	2,084
Commercial letters of credit	25	33
Liabilities associated with standby letters of credit	36	37
Assets associated with standby letters of credit	35	36
Reserve for unfunded credit commitments	75	78

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

INDEMNIFICATION OBLIGATION

As discussed in Note 2, on April 2, 2012 (“Closing Date”), Regions closed the sale of Morgan Keegan and related affiliates to Raymond James. In connection with the sale, Regions agreed to indemnify Raymond James for all legal matters related to pre-closing activities, including matters filed subsequent to the Closing Date that relate to actions that occurred prior to closing. Losses under the indemnification include legal and other expenses, such as costs for judgments, settlements and awards associated with the defense and resolution of the indemnified matters. The maximum potential amount of future payments that Regions could be required to make under the indemnification is indeterminable due to the indefinite term of some of the obligations. However, Regions expects the majority of ongoing legal matters to be resolved within approximately three years.

As of the Closing Date, the fair value of the indemnification obligation, which includes defense costs and unasserted claims, was approximately $385 million, of which approximately $256 million was recognized as a reduction to the gain on sale of Morgan Keegan. In accordance with the Stock Purchase Agreement, indemnified losses will be reimbursed once they exceed the dollar value of the reserves related to pending or threatened claims or contingent liabilities that were on the books of Morgan Keegan as of the Closing Date. The fair value was determined through the use of a present value calculation that takes into account the future cash flows that a market participant would expect to receive from holding the indemnification liability as an asset. Regions performed a probability-weighted cash flow analysis and discounted the result at a credit-adjusted risk free rate. The fair value of the indemnification liability includes amounts that Regions had previously determined meet the definition of probable and reasonably estimable. Adjustments to the indemnification obligation are recorded within professional and legal expenses within discontinued operations (see Note 2). No amounts have been reimbursed to Raymond James. As of September 30, 2012, the carrying value of the indemnification obligation was approximately $377 million.

LEGAL CONTINGENCIES

Regions and its affiliates are subject to loss contingencies related to litigation and claims arising in the ordinary course of business. Regions evaluates these contingencies based on information currently available, including advice of counsel and assessment of available insurance coverage. Regions establishes accruals for litigation and claims when a loss contingency is considered probable and the related amount is reasonably estimable. Any accruals are periodically reviewed and may be adjusted as circumstances change. In addition, as previously discussed, Regions has agreed to indemnify Raymond James for all legal matters resulting from pre-closing activities in conjunction with the sale of Morgan Keegan and recorded an indemnification obligation at fair value in the second quarter of 2012. The indemnification obligation had a carrying amount of $377 million and an estimated fair value of $360 million as of September 30, 2012 (see Note 13). When able to do so, Regions also estimates loss contingencies for possible litigation and claims, whether or not there is an accrued probable loss. Where Regions is able to estimate such possible losses, Regions estimates that it is reasonably possible it could incur losses, in excess of amounts accrued, in an aggregate amount up to approximately $100 million as of September 30, 2012, with it also being reasonably possible that Regions could incur no losses in excess of amounts accrued. The legal contingencies included in the reasonably possible estimate include those that are subject to the indemnification agreement with Raymond James.

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

Beginning in December 2007, Regions and certain of its affiliates have been named in class-action lawsuits filed in federal and state courts on behalf of investors who purchased shares of certain Regions Morgan Keegan Select Funds (the “Funds”) and shareholders of Regions. These cases have been consolidated into class-actions and shareholder derivative actions for the open-end and closed-end Funds. The Funds were formerly managed by Regions Investment Management, Inc. (“Regions Investment Management”). Regions Investment Management no longer manages these Funds, which were transferred to Hyperion Brookfield Asset Management (“Hyperion”) in 2008. Certain of the Funds have since been terminated by Hyperion. The complaints contain various allegations, including claims that the Funds and the defendants misrepresented or failed to disclose material facts relating to the activities of the Funds. Plaintiffs have requested equitable relief and unspecified monetary damages. These cases are in various stages and no classes have been certified. Settlement discussions are ongoing in certain cases, and the parties have reached a preliminary settlement in the closed-end Funds class-action and the shareholder derivative case. Certain of the shareholders in these Funds and other interested parties have entered into arbitration proceedings and individual civil claims, in lieu of participating in the class actions. The lawsuits and proceedings related to the Funds are subject to the indemnification agreement with Raymond James discussed above.

In July 2009, the Securities and Exchange Commission (“SEC”) filed a complaint in U.S. District Court for the Northern District of Georgia against Morgan Keegan alleging violations of the federal securities laws in connection with auction rate securities (“ARS”) that Morgan Keegan underwrote, marketed and sold. The SEC sought an injunction against Morgan Keegan for violations of the antifraud provisions of the federal securities laws, as well as disgorgement, financial penalties and other equitable relief for customers, including repurchase by Morgan Keegan of all ARS that it sold prior to March 20, 2008. Beginning in February 2009, Morgan Keegan commenced a voluntary program to repurchase ARS that it underwrote and sold to the firm’s customers, and extended that repurchase program on October 1, 2009 to include ARS that were sold by Morgan Keegan to its customers but were underwritten by other firms. On June 29, 2011, Morgan Keegan announced the final phase of the repurchase program to include ARS issued by Jefferson County, Alabama that were sold by Morgan Keegan to its customers. On June 28, 2011, the Court issued a summary judgment in favor of Morgan Keegan in this case, and the SEC appealed that judgment. On May 2, 2012, the Eleventh Circuit Court of Appeals granted the SEC’s appeal and remanded the case to the District Court. Previously on July 21, 2009, the Alabama Securities Commission issued a “Show Cause” order to Morgan Keegan arising out of the ARS matter that is the subject of the SEC complaint described above. The order requires Morgan Keegan to show cause why its registration as a broker-dealer should not be suspended or revoked in the State of Alabama and also why it should not be subject to disgorgement, repurchasing all ARS sold to Alabama residents and payment of costs and penalties. These matters are subject to the indemnification agreement with Raymond James.

In October 2010, a purported class-action lawsuit was filed by Regions’ stockholders in the U.S. District Court for the Northern District of Alabama against Regions and certain former officers of Regions. The lawsuit alleges violations of the federal securities laws, including allegations that statements that were materially false and misleading were included in filings made with the SEC. The plaintiffs have requested equitable relief and unspecified monetary damages. On June 7, 2011, the trial court denied Regions’ motion to dismiss this lawsuit. On June 14, 2012, the trial court granted class certification. The Eleventh Circuit Court of Appeals is reviewing the trial court’s grant of class action certification. The case is now stayed pending that review.

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

In September 2009, Regions was named as a defendant in a purported class-action lawsuit filed by customers of Regions Bank in the U.S. District Court for the Northern District of Georgia challenging the manner in which non-sufficient funds and overdraft fees were charged and the policies related to posting order. The case was transferred to multidistrict litigation in the U.S. District Court for the Southern District of Florida, and in May 2010 an order to compel arbitration was denied. Regions appealed the denial and on April 29, 2011, the Eleventh Circuit Court of Appeals vacated the denial and remanded the case to the district court for reconsideration of Regions’ motion to compel arbitration. On September 1, 2011, the trial court again denied Regions’ motion to compel arbitration. Regions again appealed the denial to the Eleventh Circuit, which on

March 5, 2012 granted the motion and ordered that the case be dismissed. Plaintiffs filed a motion for rehearing by the full court of appeals, which was denied on April 30, 2012. Plaintiffs petitioned for certiorari with the U.S. Supreme Court, but their petition was denied on October 9, 2012. Another purported class-action alleging these claims was filed in the U.S. District Court for the Northern District of Georgia in January 2012. The case is still early in its development and no class has been certified. Plaintiffs in these cases have requested equitable relief and unspecified monetary damages.

In July 2006, Morgan Keegan and a former Morgan Keegan analyst were named as defendants in a lawsuit filed by a Canadian insurance and financial services company and its American subsidiary in the Circuit Court of Morris County, New Jersey. Plaintiffs made claims under a civil Racketeer Influenced and Corrupt Organizations (“RICO”) statute, for commercial disparagement, tortious interference with contractual relationships, tortious interference with prospective economic advantage and common law conspiracy. Plaintiffs allege that defendants engaged in a multi-year conspiracy to publish and disseminate false and defamatory information about plaintiffs to improperly drive down plaintiffs’ stock price, so that others could profit from short positions. Plaintiffs allege that defendants’ actions damaged their reputations and harmed their business relationships. Plaintiffs allege a number of categories of damages they sustained, including lost insurance business, lost financings and increased financing costs, increased audit fees and directors and officers insurance premiums and lost acquisitions, and have requested monetary damages. On September 12, 2012, the trial court dismissed the case with prejudice. Plaintiffs have filed an appeal. This matter is subject to the indemnification agreement with Raymond James.

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

NOTE 16—Recent Accounting Pronouncements

In October 2010, the Financial Accounting Standards Board (“FASB”) issued guidance addressing the diversity in practice regarding which costs related to the acquisition or renewal of insurance contracts qualify as deferred acquisition costs for insurance entities. This update amends guidance related to financial services by requiring that costs incurred with the acquisition and renewal of insurance contracts be capitalized as deferred acquisition costs. Incremental direct costs, portions of employees’ compensation associated with time spent acquiring contracts, and other costs directly relating to the advertising, underwriting, issuing and processing of insurance policies are costs that should be capitalized to the extent that they would not have otherwise been incurred had the contracts not been successfully acquired. The amended guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2011. Regions adopted this guidance beginning with first quarter 2012 financial reporting. The guidance did not have a material impact upon adoption.

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

In June 2011, the FASB issued new guidance amending disclosure requirements for the presentation of comprehensive income. The guidance eliminates the option to present components of other comprehensive income (“OCI”) as part of the statement of changes in shareholders’ equity. All changes in OCI will be presented either in a single continuous statement of comprehensive income or in two separate but consecutive financial statements. The guidance does not change the items that must be reported in OCI. This guidance is effective for fiscal years and interim reporting periods within those years beginning after December 15, 2011. Regions adopted this new guidance with first quarter 2012 financial reporting. In December 2011, the FASB issued accounting guidance that indefinitely defers the effective date of certain provisions concerning the presentation of comprehensive income. The guidance indefinitely defers the requirement to present reclassification adjustments by component in both the statement where net income is presented and the statement where other comprehensive income is presented. See the consolidated statements of comprehensive income for further details.

In September 2011, the FASB issued accounting guidance related to goodwill impairment testing. The guidance allows entities to elect to first perform qualitative tests to determine the likelihood that the entity’s fair value is less than its carrying value. If it is determined that it is more likely than not that the fair value of a reporting entity is less than its carrying amount, the entity would then perform the first step of the goodwill impairment test. The guidance refers to several factors to consider when performing the qualitative analysis, including: macroeconomic factors, industry factors, and entity-specific factors. The guidance is effective prospectively for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The amended guidance did not have a material impact upon adoption.

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

NOTE 17—Subsequent Events

On November 1, 2012, Regions issued $500 million in depositary shares each representing a fractional ownership interest in a share of the Company’s 6.375% Non-Cumulative Perpetual Preferred Stock, Series A, par value $1 per share (“Series A Preferred Stock”), with a liquidation preference of $1,000 per share of Series A Preferred Stock (equivalent to $25 per depositary share).

On November 1, 2012, Regions provided notice that it will redeem its 8.875% Junior Subordinated Notes due 2078 (“JSNs”). The JSNs are currently all held by Regions Financing Trust III (the “Trust”). This will cause the Trust to redeem all issued and outstanding 8.875% Trust Preferred Securities issued by Regions Financing Trust III (“Trust Preferred Securities”). The aggregate principal amount of JSNs and Trust Preferred Securities outstanding as of November 1, 2012 is approximately $345 million. The redemptions are scheduled to occur on December 3, 2012.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following discussion and analysis is part of Regions Financial Corporation’s (“Regions” or the “Company”) Quarterly Report on Form 10-Q to the Securities and Exchange Commission (“SEC”) and updates Regions’ Form 10-K for the year ended December 31, 2011, which was previously filed with the SEC. This financial information is presented to aid in understanding Regions’ financial position and results of operations and should be read together with the financial information contained in the Form 10-K. Certain prior period amounts presented in this discussion and analysis have been reclassified to conform to current period classifications, except as otherwise noted. The emphasis of this discussion will be on the three and nine months ended September 30, 2012 compared to the three and nine months ended September 30, 2011 for the statement of income. For the balance sheet, the emphasis of this discussion will be the balances as of September 30, 2012 compared to December 31, 2011.

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

Regions conducts its banking operations through Regions Bank, an Alabama chartered commercial bank that is a member of the Federal Reserve System. At September 30, 2012, Regions operated 1,716 total branch outlets in Alabama, Arkansas, Florida, Georgia, Illinois, Indiana, Iowa, Kentucky, Louisiana, Mississippi, Missouri, North Carolina, South Carolina, Tennessee, Texas and Virginia. Regions operates under three business segments: Business Services, Consumer Services, and Wealth Management with the remainder in Discontinued Operations and Other. See Note 14 “Business Segment Information” for a discussion of the change in Regions’ segment reporting structure since June 30, 2012. Regions provides full-line insurance brokerage services primarily through Regions Insurance, Inc. which is included in the Wealth Management segment.

On January 11, 2012, Regions entered into a stock purchase agreement to sell Morgan Keegan & Company, Inc. (“Morgan Keegan”) and related affiliates to Raymond James Financial, Inc. (“Raymond James”). The sale closed on April 2, 2012. Regions Investment Management, Inc. and Regions Trust were not included in the sale; they are included in the Wealth Management segment. See Note 2 “Discontinued Operations” to the consolidated financial statements for further discussion.

Regions’ profitability, like that of many other financial institutions, is dependent on its ability to generate revenue from net interest income and non-interest income sources. Net interest income is the difference between the interest income Regions receives on interest-earning assets, such as loans and securities, and the interest expense Regions pays on interest-bearing liabilities, principally deposits and borrowings. Regions’ net interest income is impacted by the size and mix of its balance sheet components and the interest rate spread between interest earned on its assets and interest paid on its liabilities. Non-interest income includes fees from service charges on deposit accounts, capital markets and trust activities, mortgage servicing and secondary marketing, insurance activities, and other customer services which Regions provides. Results of operations are also affected by the provision for loan losses and non-interest expenses, such as salaries and employee benefits, occupancy, professional fees, deposit administrative fees, other real estate owned and other operating expenses, as well as income taxes.

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

THIRD QUARTER HIGHLIGHTS

Regions reported net income available to common shareholders of $301 million, or $0.21 per diluted share, in the third quarter of 2012 compared to net income available to common shareholders of $101 million, or $0.08 per diluted share, in the third quarter of 2011. A significant decline in the third quarter 2012 provision for loan losses was the driver of the improvement in results from the prior year period.

The provision for loan losses totaled $33 million in the third quarter of 2012 compared to $355 million during the third quarter of 2011. Credit metrics, including net charge-offs, non-accrual, criticized and classified loan balances, and inflows of non-performing loans showed continued improving trends during 2012 compared to 2011.

Net charge-offs totaled $262 million, or an annualized 1.38 percent of average loans, in the third quarter of 2012, compared to $511 million, or an annualized 2.52 percent for the third quarter of 2011. Net charge-offs were lower across most major loan categories when comparing the 2012 period to the prior year period, except for the consumer credit card portfolio which was purchased in the second quarter of 2011.

The allowance for loan losses at September 30, 2012 was 2.74 percent of total loans, net of unearned income, compared to 3.54 percent at December 31, 2011. Total non-performing assets were $2.2 billion at September 30, 2012, compared to $3.0 billion at December 31, 2011.

For the third quarter of 2012, net interest income (taxable-equivalent basis) from continuing operations totaled $830 million compared to $859 million in the third quarter of 2011. The net interest margin (taxable-equivalent basis) was 3.08 percent in the third quarter of 2012 compared to 3.04 percent in the third quarter of 2011. A smaller balance sheet, marked by a decline in loan volumes and average earning assets, has contributed to the decline in net interest income. The net interest margin reflects the impact of a sustained low market interest rate environment impacting yields on assets being more than offset by continued improvement in deposit costs. Deposit costs were 28 basis points for the third quarter of 2012, as compared to 46 basis points for the third quarter of 2011.

Non-interest income from continuing operations for the third quarter of 2012 was $533 million, compared to $513 million for the third quarter of 2011. Investment fee income increased $39 million in the third quarter of 2012 compared to the corresponding 2011 period as a result of market fluctuations related to trading account assets held for employee benefit purposes, as well as lower fair market value adjustments to the customer derivative portfolio.

Mortgage income increased $38 million in the third quarter of 2012 compared to the corresponding 2011 period as customers took advantage of the opportunity to refinance under the extended Home Affordable Refinance Program, or HARP II. The third quarter of 2012 was a record high for mortgage income. Additionally, securities gains (losses) increased from a $1 million loss in the third quarter of 2011 to a $12 million gain in the third quarter of 2012. These increases were offset by a decrease in service charges income. Service charges on deposit accounts decreased $66 million in the third quarter of 2012 compared to the corresponding 2011 period, reflecting the impact of recently-enacted debit card legislation and the impact of Regulation E. During the third quarter of 2012, service charges on deposit accounts were also negatively impacted by approximately $11 million due to an addition to the reserve for customer refunds established in the second quarter resulting from a change in the Company’s non-sufficient funds policy.

Total non-interest expense from continuing operations was $869 million in the third quarter of 2012, a $19 million increase from the third quarter of 2011. Salaries and benefits expense was $66 million higher in the third quarter of 2012 compared to the third quarter of 2011 due to higher incentives, including those related to the strong mortgage production, as well as higher benefits. Marketing expense was $13 million higher in the third quarter of 2012 compared to the corresponding 2011 period as a result of the credit card servicing conversion (which was brought in-house) and related expenses. These increases were offset by several items. Deposit administrative fees decreased $10 million in the third quarter of 2012 compared to the corresponding 2011 period. Other real estate owned expense decreased $35 million in the third quarter of 2012 compared to the third quarter of 2011. Gains on loans held for sale increased $17 million in the third quarter of 2012 compared to the corresponding 2011 period.

A discussion of activity within discontinued operations is included at the end of the Management’s Discussion and Analysis section of this report.

On November 1, 2012, Regions issued $500 million in depositary shares each representing a fractional ownership interest in a share of the Company’s 6.375% Non-Cumulative Perpetual Preferred Stock, Series A, par value $1 per share. Also on November 1, 2012, Regions provided notice that it will redeem its 8.875% Junior Subordinated Notes due 2078. The aggregate principal amount of the notes outstanding as of November 1, 2012 is approximately $345 million. The redemptions are scheduled to occur on December 3, 2012. See Note 17 “Subsequent Events”.

TOTAL ASSETS

Regions’ total assets at September 30, 2012 were $121.8 billion, compared to $127.1 billion at December 31, 2011. The decrease in total assets from year-end 2011 resulted mainly from a decrease in loans, as well as a decrease in other assets. The reduction in other assets was driven by decreases in derivative assets and deferred income tax assets, as well as settlements of securities sales. Also, a decrease in interest-bearing deposits in other banks was largely offset by an increase in securities available for sale. The decrease in total assets was also driven by a reduction in trading assets, which resulted from the closing of the sale of Morgan Keegan (see Note 2 “Discontinued Operations” to the consolidated financial statements).

SECURITIES

The following table details the carrying values of securities, including both available for sale and held to maturity:

Table 1—Securities

	September 30 2012	December 31 2011
	(In millions)
U.S. Treasury securities	$53	$102
Federal agency securities	622	150
Obligations of states and political subdivisions	12	36
Mortgage-backed securities
Residential agency	22,944	22,184
Residential non-agency	13	16
Commercial agency	724	326
Commercial non-agency	958	321
Corporate and other debt securities	1,595	537
Equity securities	694	815

	$27,615	$24,487

Securities totaled $27.6 billion at September 30, 2012, an increase of $3.1 billion from year-end 2011 levels. During the first nine months of 2012, Regions purchased approximately $600 million in available for sale federal agency securities, $7.5 billion in available for sale mortgage-backed securities, and $1.2 billion in available for sale high quality investment grade corporate bonds. These purchases were partially offset by sales of approximately $1.8 billion in available for sale mortgage-backed securities, sales of approximately $162 million in available for sale high quality investment grade corporate bonds, paydowns and maturities. The net purchases of agency mortgage-backed securities are an offset to the Company’s strategy to sell the majority of agency eligible residential first mortgages at origination, and the corporate bonds increase diversification in the portfolio with an attractive risk and return profile.

Securities available for sale, which comprise nearly all of the securities portfolio, are an important tool used to manage interest rate sensitivity and provide a primary source of liquidity for the Company (see MARKET RISK—INTEREST RATE RISK and LIQUIDITY).

LOANS

At both September 30, 2012 and December 31, 2011, loans represented approximately 70 percent of Regions’ interest-earning assets. The following table presents the distribution of Regions’ loan portfolio by portfolio segment and class, net of unearned income:

Table 2—Loan Portfolio

	September 30 2012	December 31 2011
	(In millions, net of unearned income)
Commercial and industrial	$26,375	$24,522
Commercial real estate mortgage—owner-occupied	10,325	11,166
Commercial real estate construction—owner-occupied	292	337

Total commercial	36,992	36,025
Commercial investor real estate mortgage	7,866	9,702
Commercial investor real estate construction	847	1,025

Total investor real estate	8,713	10,727
Residential first mortgage	13,225	13,784
Home equity	12,025	13,021
Indirect	2,220	1,848
Consumer credit card	901	987
Other consumer	1,183	1,202

Total consumer	29,554	30,842

	$75,259	$77,594

Loans, net of unearned income, totaled $75.3 billion at September 30, 2012, a decrease of $2.3 billion from year-end 2011 levels. Continued runoff of balances related to investor real estate, commercial real estate mortgage, residential first mortgage and home equity products was the primary contributor to the decrease. The decrease was partially offset by an increase in commercial and industrial loans and indirect loans.

Commercial—The commercial portfolio segment includes commercial and industrial loans to commercial customers for use in normal business operations to finance working capital needs, equipment purchases and other expansion projects. Commercial and industrial loans have increased since year-end due to Regions’ integrated approach to specialized lending. Commercial also includes owner-occupied commercial real estate loans to operating businesses, which are loans for long-term financing of land and buildings, and are repaid by cash flow generated by business operations. These loans declined from year-end 2011 as a result of customer deleveraging. Owner-occupied construction loans are made to commercial businesses for the development of land or construction of a building where the repayment is derived from revenues generated from the business of the borrower.

Investor Real Estate—Loans for real estate development are repaid through cash flow related to the operation, sale or refinance of the property. This portfolio segment includes extensions of credit to real estate developers or investors where repayment is dependent on the sale of real estate or income generated from the real estate collateral. A portion of Regions’ investor real estate portfolio segment is comprised of loans secured by residential product types (land, single-family and condominium loans) within Regions’ markets. Additionally, this category includes loans made to finance income-producing properties such as apartment buildings, office and industrial buildings, and retail shopping centers. Investor real estate loans have been declining due to strategic decisions to reduce the concentration in this portfolio.

Residential First Mortgage—Residential first mortgage loans represent loans to consumers to finance a residence. These loans are typically financed over a 15 to 30 year term and, in most cases, are extended to borrowers to finance their primary residence.

Home Equity—Home equity lending includes both home equity loans and lines of credit. This type of lending, which is secured by a first or second mortgage on the borrower’s residence, allows customers to borrow against the equity in their home. Substantially all of this portfolio was originated through Regions’ branch network. Consumers have been deleveraging and refinancing in 2012, resulting in the decrease in home equity loans since year-end 2011.

Indirect—Indirect lending, which is lending initiated through third-party business partners, is largely comprised of loans made through automotive dealerships. Beginning in late 2010, the Company re-entered the indirect auto lending business. Regions currently has over 1,700 dealers in its network.

Consumer Credit Card—During the second quarter of 2011, Regions completed the purchase of approximately 500,000 existing Regions branded consumer credit card accounts from FIA Card Services. The products are primarily open-ended variable interest rate consumer credit card loans. In the third quarter of 2012, Regions assumed the servicing of these loans from FIA Card Services.

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

INVESTOR REAL ESTATE

The following table presents the portions of the investor real estate portfolio segment as of September 30, 2012:

Table 3—Investor Real Estate Analysis

	Mortgage	Construction	Total	Percent of Total on Non-accrual Status
	(Dollars in billions)
Multi-family	$1.8	$0.2	$2.0	1.2%
Retail	1.8	0.1	1.9	1.6
Office	1.6	0.1	1.7	0.6
Industrial	0.8	—	0.8	0.5
Land	0.5	0.1	0.6	1.4
Single family	0.3	0.3	0.6	0.9
Hotel	0.5	—	0.5	—
Other	0.5	—	0.5	0.7
Condominium	0.1	—	0.1	0.1

	$7.9	$0.8	$8.7	7.0%

The following table presents the geographic distribution of the investor real estate portfolio segment as of September 30, 2012:

Table 4—Investor Real Estate By Geography

	Core State (1)								% of Total IRE
	Alabama	Arkansas	Florida	Georgia	Lousisana	Mississippi	Tennessee	Other
Multi-family	2.0%	0.6%	3.4%	1.6%	1.1%	0.4%	2.1%	11.2%	22.4%
Retail	2.1	0.7	5.2	2.4	0.5	0.2	1.6	8.6	21.3
Office	2.1	0.2	3.9	2.6	1.3	0.4	1.1	8.0	19.6
Industrial	1.1	0.1	1.6	1.4	0.3	0.3	1.0	3.1	8.9
Single family	1.5	0.4	1.3	0.8	0.4	0.2	0.9	2.2	7.7
Land	0.8	0.2	2.9	0.5	0.3	0.1	0.8	1.5	7.1
Hotel	0.7	0.5	1.9	0.2	0.7	0.4	0.4	1.5	6.3
Other	0.8	0.2	1.6	0.5	0.4	0.3	0.6	1.3	5.7
Condominium	0.1	—	0.6	0.1	—	—	0.1	0.1	1.0

	11.2%	2.9%	22.4%	10.1%	5.0%	2.3%	8.6%	37.5%	100.0%

(1)	Core State represents the state in which the underlying collateral is located.

HOME EQUITY

The home equity portfolio totaled $12.0 billion at September 30, 2012 as compared to $13.0 billion at December 31, 2011. Substantially all of this portfolio was originated through Regions’ branch network. Losses in this portfolio generally track overall economic conditions. The main source of economic stress has been in Florida, where residential property values have declined significantly while unemployment rates remain high. Losses in Florida where Regions is in a second lien position are higher than first lien losses.

The following tables provide details related to the home equity portfolio as follows:

Table 5—Selected Home Equity Portfolio Information

	As of and for the Nine Months Ended September 30, 2012
	Florida			All Other States			Total
	1st Lien	2nd Lien	Total	1st Lien	2nd Lien	Total	1st Lien	2nd Lien	Total
	(Dollars in millions)
Balance	$1,882	$2,512	$4,394	$3,723	$3,908	$7,631	$5,605	$6,420	$12,025
Net charge-offs	27	94	121	22	48	70	49	142	191
Net charge-off % (1)	1.87%	4.76%	3.54%	0.77%	1.55%	1.18%	1.14%	2.80%	2.04%

	As of and for the Nine Months Ended September 30, 2011
	Florida			All Other States			Total
	1st Lien	2nd Lien	Total	1st Lien	2nd Lien	Total	1st Lien	2nd Lien	Total
	(Dollars in millions)
Balance	$1,987	$2,878	$4,865	$3,966	$4,485	$8,451	$5,953	$7,363	$13,316
Net charge-offs	37	139	176	21	59	80	58	198	256
Net charge-off % (1)	2.43%	6.15%	4.65%	0.71%	1.70%	1.24%	1.28%	3.45%	2.49%

(1)	Net charge-off percentages are calculated on an annualized basis as a percent of average balance.

Net charge-offs were an annualized 2.04 percent of home equity loans for the first nine months of 2012 compared to an annualized 2.49 percent through the first nine months of 2011. Losses in Florida-based credits remained at elevated levels, but the related net charge-off percentage decreased to 3.54 percent for the nine months ended September 30, 2012 from 4.65 percent for the nine months ended September 30, 2011. Home equity losses have decreased due to improvement in unemployment rates which, although high, are lower than prior levels. Tighter underwriting standards in place since 2008 and stabilizing home values in Florida also are contributing to this improvement.

Of the $12.0 billion home equity portfolio at September 30, 2012, approximately $10.7 billion were home equity lines of credit and $1.3 billion were closed-end home equity loans (primarily originated as amortizing loans). Beginning in May 2009, new home equity lines of credit have a 10-year draw period and a 10-year repayment period. Previously, the home equity lines of credit had a 20 year term with a balloon payment upon maturity or a 5-year draw period with a balloon payment upon maturity. The term “balloon payment” means there are no principal payments required until the balloon payment is due for interest-only lines of credit. As of September 30, 2012, none of Regions’ home equity lines of credit have converted to mandatory amortization under the contractual terms. The majority of home equity lines of credit will either mature with a balloon payment or convert to amortizing status after fiscal year 2020.

Of the $10.7 billion of home equity lines of credit as of September 30, 2012, approximately 90 percent require monthly interest-only payments while the remaining approximately 10 percent require a payment equal to 1.5 percent of the outstanding balance, which would include some principal repayment. As of September 30, 2012, approximately 29 percent of borrowers were only paying the minimum amount due on the home equity line. In addition, approximately 55 percent of the home equity lines of credit balances have the option to amortize either all or a portion of their balance. As of September 30, 2012, approximately $432 million of the home equity line of credit balances have elected this option.

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

The following table presents current LTV data for components of the residential first mortgage and home equity classes of the consumer portfolio segment. Current LTV data for the remaining loans in the portfolio is not available, primarily because some of the loans are serviced by others. Data may also not be available due to mergers and systems integrations. The amounts in the table represent the entire loan balance. For purposes of the table below, if the loan balance exceeds the current estimated collateral, the entire balance is included in the “Above 100%” category, regardless of the amount of collateral available to partially offset the shortfall.

Table 6—Estimated Current Loan to Value Ranges

	September 30, 2012		December 31, 2011
	Residential First Mortgage	Home Equity	Residential First Mortgage	Home Equity
		(In millions)
Estimated current loan to value:
Above 100%	$1,920	$2,171	$1,854	$2,157
80% - 100%	2,820	2,345	2,951	2,568
Below 80%	7,991	6,542	8,483	7,180
Data not available	494	967	496	1,116

	$13,225	$12,025	$13,784	$13,021

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

Table 7—Estimated Current FICO Score Ranges

	September 30, 2012
	Residential First Mortgage	Home Equity	Indirect	Consumer Credit Card	Other Consumer
	(In millions)
Below 620	$1,290	$801	$201	$47	$103
620 - 680	1,270	1,127	330	125	137
681-720	1,534	1,506	344	220	160
Above 720	8,455	7,822	1,050	504	385
Data not available	676	769	295	5	398

	$13,225	$12,025	$2,220	$901	$1,183

	December 31, 2011
	Residential First Mortgage	Home Equity	Indirect	Consumer Credit Card	Other Consumer
	(In millions)
Below 620	$1,449	$873	$191	$56	$106
620 - 680	1,286	1,157	281	129	142
681-720	1,557	1,559	274	236	162
Above 720	8,441	8,576	858	561	383
Data not available	1,051	856	244	5	409

	$13,784	$13,021	$1,848	$987	$1,202

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

The allowance for loan losses totaled $2.1 billion at September 30, 2012 and $2.7 billion at December 31, 2011. The allowance for loan losses as a percentage of net loans was 2.74 percent at September 30, 2012 and 3.54 percent on December 31, 2011. The reserve for unfunded credit commitments was $76 million at September 30, 2012 compared to $78 million at December 31, 2011. Net charge-offs as a percentage of average loans (annualized) were 1.50 percent and 2.53 percent in the first nine months of 2012 and 2011, respectively. Net charge-offs were lower across most categories, period over period, except for the consumer credit card portfolio, which was purchased during the second quarter of 2011. In addition to lower levels of charge-offs, credit quality metrics have improved during 2012 compared to 2011, including lower levels of non-accrual, criticized and classified loans, and lower inflows of non-accrual loans. The provision for loan losses totaled $33 million in the third quarter of 2012 compared to $355 million during the third quarter of 2011. The provision for loan losses totaled $176 million for the nine months ended September 30, 2012 compared to $1.2 billion for the first nine months of 2011. Net charge-offs exceeded the provision for loan losses for the third quarter and first nine months of 2012, primarily resulting from the continued improving credit metrics referred to above, as well as, an overall reduction in loan balances, problem loan resolutions and a continuing mix shift in loans out of higher risk investor real estate and into less risky commercial and industrial loans.

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

Activity in the allowance for credit losses is summarized as follows:

Table 8—Allowance for Credit Losses

	Nine Months Ended September 30
	2012	2011
	(Dollars in millions)
Allowance for loan losses at beginning of year	$2,745	$3,185
Loans charged-off:
Commercial and industrial	171	219
Commercial real estate mortgage—owner-occupied	145	181
Commercial real estate construction—owner-occupied	7	7
Commercial investor real estate mortgage	188	563
Commercial investor real estate construction	43	153
Residential first mortgage	121	172
Home equity	214	275
Indirect	16	17
Consumer credit card	36	1
Other consumer	48	50

	989	1,638
Recoveries of loans previously charged-off:
Commercial and industrial	46	26
Commercial real estate mortgage—owner-occupied	12	10
Commercial real estate construction—owner-occupied	—	—
Commercial investor real estate mortgage	19	17
Commercial investor real estate construction	7	3
Residential first mortgage	3	2
Home equity	24	19
Indirect	7	8
Consumer credit card	1	—
Other consumer	11	13

	130	98
Net charge-offs:
Commercial and industrial	125	193
Commercial real estate mortgage—owner-occupied	133	171
Commercial real estate construction—owner-occupied	7	7
Commercial investor real estate mortgage	169	546
Commercial investor real estate construction	36	150
Residential first mortgage	118	170
Home equity	190	256
Indirect	9	9
Consumer credit card	35	1
Other consumer	37	37

	859	1,540
Allowance allocated to purchased loans (1)	—	84
Provision for loan losses	176	1,235

Allowance for loan losses at September 30	$2,062	$2,964

Reserve for unfunded credit commitments at beginning of year	78	71
Provision for unfunded credit commitments	(2)	15

Reserve for unfunded credit commitments at September 30	76	86

Allowance for credit losses at September 30	$2,138	$3,050

Loans, net of unearned income, outstanding at end of period	$75,259	$79,447
Average loans, net of unearned income, outstanding for the period	$76,509	$81,336
Ratios:
Allowance for loan losses at end of period to loans, net of unearned income	2.74%	3.73%
Allowance for loan losses at end of period to non-performing loans, excluding loans held for sale	1.09x	1.09x
Net charge-offs as percentage of:
Average loans, net of unearned income (annualized)	1.50%	2.53%
Provision for loan losses	488.07%	124.70%

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

TROUBLED DEBT RESTRUCTURINGS

Residential first mortgage, home equity and other consumer TDRs are consumer loans modified under the Customer Assistance Program. Commercial and investor real estate loan modifications are not the result of a formal program, but represent situations where modification was offered as a workout alternative. As a result of clarified accounting literature that was effective for third quarter 2011, renewals of classified commercial and investor real estate loans are refutably considered to be TDRs, even if no reduction in interest rate is offered, because the existing terms are considered to be below market. More detailed information is included in Note 4 “Loans and the Allowance for Credit Losses” to the consolidated financial statements. The following table summarizes TDRs for the periods ending September 30, 2012 and December 31, 2011:

Table 9—Troubled Debt Restructurings

	September 30, 2012		December 31, 2011
	Loan Balance	Allowance for Credit Losses	Loan Balance	Allowance for Credit Losses
	(In millions)
Accruing:
Commercial	$547	$79	$492	$89
Investor real estate	955	155	995	254
Residential first mortgage	965	134	900	132
Home equity	404	36	407	57
Other consumer	45	1	56	1

	$2,916	$405	$2,850	$533

Non-accrual status or 90 days past due:
Commercial	$308	$76	$353	$100
Investor real estate	368	86	473	146
Residential first mortgage	209	29	210	31
Home equity	33	3	33	5
Other consumer	—	—	—	—

	918	194	1,069	282

	$3,834	$599	$3,919	$815

Note: All loans listed in the table above are considered impaired under applicable accounting literature.

Refer to Note 6 of the 2011 Annual Report on Form 10-K for detailed information related to identification of TDRs, including the impact of new accounting literature adopted during 2011. Refer to Note 4 to the consolidated financial statements in this Form 10-Q for information on loans modified in a TDR during the third quarter and first nine months of 2012 and the financial impact of those modifications, as well as loans which defaulted during the third quarter and first nine months of 2012 which were modified in a TDR during the previous twelve months.

NON-PERFORMING ASSETS

Non-performing assets are summarized as follows:

Table 10—Non-Performing Assets

	September 30 2012	December 31 2011
	(Dollars in millions)
Non-performing loans:
Commercial and industrial	$393	$457
Commercial real estate mortgage—owner-occupied	504	590
Commercial real estate construction—owner-occupied	15	25

Total commercial	912	1,072
Commercial investor real estate mortgage	560	734
Commercial investor real estate construction	52	180

Total investor real estate	612	914
Residential first mortgage	224	250
Home equity	136	136

Total non-performing loans, excluding loans held for sale	1,884	2,372
Non-performing loans held for sale	134	328

Total non-performing loans (1)	2,018	2,700
Foreclosed properties	197	296

Total non-performing assets (1)	$2,215	$2,996

Accruing loans 90 days past due:
Commercial and industrial	$6	$28
Commercial real estate mortgage—owner-occupied	8	9
Commercial real estate construction—owner-occupied	—	—

Total commercial	14	37
Commercial investor real estate mortgage	7	13
Commercial investor real estate construction	1	—

Total investor real estate	8	13
Residential first mortgage	297	284
Home equity	69	93
Indirect	2	2
Consumer credit card	12	14
Other consumer	3	4

	$405	$447

Restructured loans not included in the categories above	$2,916	$2,850

Non-performing loans (1) to loans and non-performing loans held for sale	2.68%	3.47%
Non-performing assets (1) to loans, foreclosed properties and non-performing loans held for sale	2.93%	3.83%

(1)	Exclusive of accruing loans 90 days past due

Non-performing assets totaled $2.2 billion at September 30, 2012, compared to $3.0 billion at December 31, 2011. Foreclosed properties, a subset of non-performing assets, totaled $197 million and $296 million at September 30, 2012 and December 31, 2011, respectively. The decrease in non-performing assets and foreclosed properties during 2012 reflects the Company’s efforts to work through problem assets and reduce the riskiest exposures.

Based on current expectations for the economy, management anticipates non-performing assets to decrease during the remainder of 2012, but remain elevated. Economic trends such as real estate valuations, interest rates and unemployment, as well as the level of disposition activity, will impact the future level of non-performing assets.

Loans past due 90 days or more and still accruing were $405 million at September 30, 2012, a decrease from $447 million at December 31, 2011.

At September 30, 2012, Regions had approximately $300-$400 million of potential problem commercial and investor real estate loans that were not included in non-accrual loans, but for which management had concerns as to the ability of such borrowers to comply with their present loan repayment terms. This is a likely estimate of the amount of commercial and investor real estate loans that may migrate to non-accrual status in the next quarter.

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

The majority of the loans on which the potential problem loan estimate is based are considered substandard accrual. Detailed disclosures for substandard accrual loans (as well as other credit quality metrics) are included in Note 4 “Loans and the Allowance for Credit Losses” to the consolidated financial statements.

The following table provides an analysis of non-accrual loans (excluding loans held for sale) by portfolio segment for the nine months ended September 30, 2012:

Table 11—Analysis of Non-Accrual Loans

	Non-Accrual Loans, Excluding Loans Held for Sale Nine Months Ended September 30, 2012
	Commercial	Investor Real Estate	Consumer (1)	Total
	(In millions)
Balance at beginning of year	$1,072	$914	$386	$2,372
Additions	621	550	(12)	1,159
Net payments/other activity	(235)	(289)	—	(524)
Return to accrual	(84)	(141)	—	(225)
Charge-offs on non-accrual loans (2)	(309)	(220)	(6)	(535)
Transfers to held for sale (3)	(91)	(156)	(4)	(251)
Transfers to foreclosed properties	(54)	(21)	—	(75)
Sales	(8)	(25)	(4)	(37)

Balance at end of period	$912	$612	$360	$1,884

(1)

All net activity within the consumer portfolio segment other than charge-offs, sales and transfers to held for sale is included as a single net number within the additions line, due to the relative immateriality of consumer non-accrual loans.

(2)	Includes charge-offs on loans on non-accrual status and charge-offs taken upon sale and transfer of non-accrual loans to held for sale.
(3)	Transfers to held for sale are shown net of charge-offs of $135 million recorded upon transfer.

LOANS HELD FOR SALE

Loans held for sale totaled $1.3 billion at September 30, 2012, consisting primarily of $1.1 billion of residential real estate mortgage loans and $134 million of non-performing investor real estate loans. At December 31, 2011, loans held for sale totaled $1.2 billion, consisting primarily of $844 million of residential real estate mortgage loans and $328 million of non-performing investor real estate loans. The level of residential real estate mortgage loans held for sale fluctuates depending on the timing of origination and sale to third parties.

The following table provides an analysis of non-performing loans held for sale for the nine months ended September 30, 2012 and 2011:

Table 12—Non-performing Loans Held For Sale

	Nine Months Ended September 30
	2012	2011
	(In millions)
Balance at beginning of period	$328	$304
Transfers in (1)	251	582
Sales	(386)	(491)
Writedowns	(9)	(9)
Loans moved from held for sale/other activity	(19)	(19)
Transfers to foreclosed properties	(31)	(23)

Balance at end of period	$134	$344

(1)	During the third quarter of 2011, there were $12 million in transfers from accruing loans held for sale to non-performing loans held for sale.

ALL OTHER INTEREST-EARNING ASSETS

All other interest-earning assets, which are primarily comprised of interest-bearing deposits in other banks, trading account assets, and other interest-earning assets, decreased approximately $4.3 billion from year-end 2011 to September 30, 2012, primarily due to decreases in interest-bearing deposits in other banks being utilized for debt service and repurchase of the Series A preferred shares, as well as decreases in trading account assets as a result of the sale of Morgan Keegan.

GOODWILL

Goodwill totaled $4.8 billion at both September 30, 2012 and December 31, 2011 and is allocated to each of Regions’ reportable segments (each a reporting unit), at which level goodwill is tested for impairment on an annual basis or more often if events and circumstances indicate impairment may exist (refer to Note 1 “Significant Accounting Policies” to the 2011 consolidated financial statements filed on Form 10-K for the year ended December 31, 2011 for further discussion of when Regions tests goodwill for impairment). As further discussed in Note 14 “Business Segment Information”, Regions reorganized its management reporting structure during the third quarter of 2012 and, accordingly, its segment reporting structure and goodwill reporting units. In connection with the reorganization, management reallocated goodwill to the new reporting units using a relative fair value approach.

A test of goodwill for impairment consists of two steps. In Step One, the fair value of the reporting unit is compared to its carrying amount, including goodwill. To the extent that the estimated fair value of the reporting unit exceeds the carrying value, impairment is not indicated and no further testing is required. Conversely, if the estimated fair value of the reporting unit is below its carrying amount, Step Two must be performed. Step Two consists of determining the implied estimated fair value of goodwill, which is the net difference between the valuation adjustments of assets and liabilities and the valuation adjustment to equity (from Step One) of the reporting unit. The carrying value of equity for each reporting unit is determined from an allocation based upon risk weighted assets. Adverse changes in the economic environment, declining operations of the reporting unit, or other factors could result in a decline in the estimated implied fair value of goodwill. If the estimated implied fair value of goodwill is less than the carrying amount, a loss would be recognized to reduce the carrying amount to the estimated implied fair value.

The estimated fair value of the reporting unit is determined using both income and market approaches. Within the income approach, which is the primary valuation approach, Regions utilizes the capital asset pricing model (“CAPM”) in order to derive the base discount rate. The inputs to the CAPM include the 20-year risk-free rate, 5-year beta for a select peer set, and a market risk premium based on published data. Once the output of the CAPM is determined, a size premium is added (also based on a published source) as well as a company-specific risk premium for each reporting unit, which is an estimate determined by the Company and meant to compensate for the risk inherent in the future cash flow projections and inherent differences (such as business model and market perception of risk) between Regions and the peer set.

In estimating future cash flows, a balance sheet as of the test date and a statement of income for the last twelve months of activity for each reporting unit is compiled. From that point, future balance sheets and statements of income are projected based on the inputs. Cash flows are based on expected future capitalization requirements due to balance sheet growth and anticipated changes in regulatory capital requirements. The baseline cash flows utilized in all models correspond to the most recent internal forecasts and/or budgets that range from 1 to 3 years. These internal forecasts are based on inputs developed in the Company’s internal strategic and capital planning processes.

Regions uses the guideline public company method and the guideline transaction method as the two market approaches. The public company method applies a value multiplier derived from each reporting unit’s peer group to tangible book value or earnings (for Wealth Management) and an implied control premium to the respective reporting unit. The control premium is evaluated and compared to similar financial services transactions considering the absolute and relative potential revenue synergies and cost savings. The transaction method applies a value multiplier to a financial metric of the reporting unit based on comparable observed purchase transactions in the financial services industry for the reporting unit (where available).

Refer to Note 6 “Goodwill” for further discussion of these approaches and related assumptions. The fair values of assets and liabilities in Step Two are determined using an exit price concept. Refer to the discussion of fair value in Note 1 “Summary of Significant Accounting Policies” to the 2011 annual report on form 10-K for discussions of the exit price concept and the determination of fair values of financial assets and liabilities.

Throughout 2009 and 2010 in the former Banking/Treasury reporting unit, the credit quality of Regions’ loan portfolio declined, which contributed to increased losses as well as elevated non-performing loan levels. Accordingly, Regions performed tests of goodwill for impairment during each quarter of 2010 and during the second, third and fourth quarters of 2009 in a manner consistent with the annual test conducted in the fourth quarter of 2008. While credit quality has improved, Regions continued to perform its goodwill impairment tests during the four quarters of 2011 and the first two quarters of 2012, in a manner consistent with the tests conducted in prior periods, primarily due to the Company’s market capitalization remaining below book value. As a result of the management reporting changes described above, Regions revised its reportable segments and, consequently, its reporting units from previously reported and reallocated goodwill to the new reporting units based on the relative fair values of the revised reporting units. The long-term fair value of equity was determined using both income and market approaches (referenced above and discussed further in Note 6 “Goodwill”). The results of these calculations for the third quarter of 2012 indicated that the estimated fair value of the Wealth Management reporting unit was greater than its carrying amount and the estimated fair values of the Business Services and Consumer Services reporting units were less than their respective carrying amounts. At July 31, 2012, the carrying amount and estimated fair value of the Business Services reporting unit were $8.4 billion and $7.1 billion, respectively. At July 31, 2012, the carrying amount and estimated fair value of the Consumer Services reporting unit were $5.1 billion and $5.0 billion, respectively. Therefore, Step Two of the goodwill impairment test was performed for both the Business Services and Consumer Services reporting units. The carrying amounts of goodwill for the Business Services and Consumer Services reporting units were $2.6 billion and $1.8 billion, respectively. In Step Two, the fair values of each reporting unit’s assets, both tangible and intangible, and liabilities were determined using estimates of the amounts at which the assets (or liabilities) could be bought (or incurred) or sold (settled) in a taxable transaction between willing participants. For the Business

Services and Consumer Services reporting units, the effects of the Step Two adjustments, which were primarily write-downs of assets to fair value, exceeded any reductions in the value of common equity determined in Step One; accordingly the calculation of implied goodwill exceeded its carrying amount. Therefore, the results were no impairment for the Business Services and Consumer Services reporting units, whose implied fair value of goodwill exceeded their carrying amounts by approximately 71 percent and 175 percent, respectively, as of July 31, 2012.

The table below summarizes the discount rate used in the goodwill impairment test of each reporting unit for the third quarter of 2012:

	Business Services	Consumer Services	Wealth Management
Discount Rate	14%	13%	12%

The table below summarizes the discount rate used in the goodwill impairment tests of the former Banking/Treasury reporting unit for the reporting periods indicated:

	2nd Quarter 2012	1st Quarter 2012	4th Quarter 2011	3rd Quarter 2011
Discount Rate	14%	14%	15%	15%

Specific factors as of the date of filing the financial statements that could negatively impact the assumptions used in assessing goodwill for impairment include: a protracted decline in the Company’s market capitalization; disparities in the level of fair value changes in net assets (especially loans) compared to equity; increases in book values of equity of a reporting unit in excess of the increase in fair value of equity; adverse business trends resulting from litigation and/or regulatory actions; higher loan losses; lengthened forecasts of higher unemployment relative to pre-crisis levels beyond 2013; future increased minimum regulatory capital requirements above current thresholds (refer to Note 13 “Regulatory Capital Requirements and Restrictions” of the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2011 for a discussion of current minimum regulatory requirements); future federal rules and regulations resulting from the Dodd-Frank Act; and/or a protraction in the current low level of interest rates significantly beyond 2014.

The following table presents an analysis of independent changes in market factors and significant assumptions that could adversely impact the carrying balance of goodwill in the Business Services reporting unit. Due to the magnitude of the excess of the Consumer Services reporting unit’s implied fair value of goodwill over its carrying amount, no such table has been included for this reporting unit.

Table 13—Goodwill Sensitivity

Impact to the Carrying Value of Goodwill

Business Services Reporting Unit

Change in Discount Rate	Estimated Amount of Impairment
	(In millions)
+ 5.6% (from 14% to 19.6%)	$	(a)
+ 6.0%		(70)
+ 7.0%		(251)

Improvement in Loan Fair Values (b)
+ 4.0 Percentage Points (from a discount of 7.8% to 3.8%)	$	(a)
+ 5.0 Percentage Points		(461)
+ 6.0 Percentage Points		(915)

(a)	Represents the point at which the implied fair value of goodwill would approximate its carrying value.
(b)	Business Services loan discount to fair value is 7.8%.

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

FORECLOSED PROPERTIES

Other real estate and certain other assets acquired in foreclosure are reported at the lower of the investment in the loan or fair value of the property less estimated costs to sell. The following table summarizes foreclosed property activity for the nine months ended September 30, 2012 and 2011:

Table 14—Foreclosed Properties

	Nine Months Ended September 30
	2012	2011
	(In millions)
Balance at beginning of period	$296	$454
Transfer from loans	244	414
Valuation adjustments	(59)	(126)
Foreclosed property sold	(284)	(398)
Payments and other	—	(7)

	(99)	(117)

Balance at end of period	$197	$337

Note: Approximately 73 percent and 60 percent of the ending balances at September 30, 2012 and September 30, 2011, respectively, relate to properties transferred into foreclosed properties during the previous twelve months.

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

OTHER ASSETS

Other assets decreased $1.9 billion from December 31, 2011 to $6.8 billion as of September 30, 2012, primarily due to the net settlements of securities sales, lower derivative balances and lower deferred tax asset balances.

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

The following table summarizes deposits by category:

Table 15—Deposits

	September 30 2012	December 31 2011
	(In millions)
Non-interest-bearing demand *	$30,345	$28,209
Savings accounts	5,652	5,159
Interest-bearing transaction accounts	19,240	19,388
Money market accounts—domestic *	24,404	23,028
Money market accounts—foreign *	327	460

Low-cost deposits	79,968	76,244
Time deposits	14,911	19,378

Customer deposits	94,879	95,622
Corporate treasury time deposits	2	5

	$94,881	$95,627

*	Prior period amounts have been reclassified to conform to the current period classification.

Total deposits at September 30, 2012 decreased approximately $746 million compared to year-end 2011 levels. The overall decrease in deposits was driven by a significant decrease in time deposits. This decrease was partially offset by increases in almost all categories of low-cost deposits, particularly non-interest-bearing demand accounts. Regions continued to focus on shifting the overall deposit mix toward low-cost deposits, focusing on non-interest-bearing demand, in an effort to reduce funding costs.

SHORT-TERM BORROWINGS

The following is a summary of short-term borrowings:

Table 16—Short-Term Borrowings

	September 30 2012	December 31 2011
	(In millions)
Company funding sources:
Federal funds purchased	$16	$18
Securities sold under agreements to repurchase	683	969
Other short-term borrowings	—	29

	699	1,016

Customer-related borrowings:
Securities sold under agreements to repurchase	1,167	1,346
Brokerage customer liabilities	—	394
Short-sale liability	—	256
Customer collateral	70	55

	1,237	2,051

	$1,936	$3,067

COMPANY FUNDING SOURCES

Federal funds purchased and securities sold under agreements to repurchase used for funding purposes totaled $699 million at September 30, 2012 compared to $987 million at December 31, 2011. The level of these borrowings can fluctuate significantly on a day-to-day basis, depending on funding needs and which sources of funds are used to satisfy those needs. All such arrangements are considered typical of the banking and brokerage industries and are accounted for as borrowings.

Other short-term borrowings were related to Morgan Keegan and included borrowings under lines of credit that Morgan Keegan maintained with unaffiliated banks. As of September 30, 2012, there were no other short-term borrowings related to Morgan Keegan outstanding as a result of the sale of Morgan Keegan on April 2, 2012, compared to $29 million December 31, 2011.

Selected data for short-term borrowings used for funding purposes is presented below:

	Three Months Ended September 30
	2012	2011
	(Dollars in millions)
Federal funds purchased:
Balance at quarter-end	$16	$14
Average outstanding (based on average daily balances)	22	17
Maximum amount outstanding at any month-end during the quarter	21	17
Weighted-average interest rate at quarter-end	0.2%	0.2%
Weighted-average interest rate on amounts outstanding during the quarter (based on average daily balances)	0.1%	0.1%
Securities sold under agreements to repurchase:
Balance at quarter-end	$683	$504
Average outstanding (based on average daily balances)	1,106	253
Maximum amount outstanding at any month-end during the quarter	1,940	504
Weighted-average interest rate at quarter-end	0.2%	0.1%
Weighted-average interest rate on amounts outstanding during the quarter (based on average daily balances)	0.1%	0.2%

CUSTOMER-RELATED BORROWINGS

Short-term borrowings that are the result of customer activity related to investment opportunities or brokerage interests totaled $1.2 billion at September 30, 2012, compared to $2.1 billion at December 31, 2011. The decrease between periods was due to decreases in brokerage customer liabilities and short-sale liabilities as a result of the sale of Morgan Keegan on April 2, 2012.

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

Regions, through Morgan Keegan, maintained two types of liabilities for its brokerage customers that were classified as short-term borrowings since Morgan Keegan paid its customers interest related to these liabilities. The brokerage customer position liability represented liquid funds in customers’ brokerage accounts. The short-sale liability represented traditional obligations to deliver to customers securities at a predetermined date and price. At September 30, 2012 these balances were both zero due to the April 2, 2012 sale of Morgan Keegan.

Customer collateral increased to $70 million at September 30, 2012 from $55 million at December 31, 2011. The September 30, 2012 balance is related to collateral posted by customers related to derivative transactions.

LONG-TERM BORROWINGS

Long-term borrowings are summarized as follows:

Table 17—Long-Term Borrowings

	September 30 2012	December 31 2011
	(In millions)
Regions Financial Corporation (Parent):
6.375% subordinated notes due May 2012	$—	$600
LIBOR floating rate senior notes due June 2012	—	350
4.875% senior notes due April 2013	250	249
7.75% senior notes due November 2014	695	694
5.75% senior notes due June 2015	497	496
7.75% subordinated notes due September 2024	100	100
6.75% subordinated debentures due November 2025	161	162
7.375% subordinated notes due December 2037	300	300
6.625% junior subordinated notes due May 2047	498	498
8.875% junior subordinated notes due June 2048	345	345
Other long-term debt	3	6
Valuation adjustments on hedged long-term debt	70	87

	2,919	3,887

Regions Bank:
Other Federal Home Loan Bank advances	1,013	1,914
4.85% subordinated notes due April 2013	499	497
5.20% subordinated notes due April 2015	348	347
7.50% subordinated notes due May 2018	750	750
6.45% subordinated notes due June 2037	497	497
Other long-term debt	174	175
Valuation adjustments on hedged long-term debt	24	43

	3,305	4,223

	$6,224	$8,110

Long-term borrowings decreased approximately $1.9 billion since year-end 2011. During the first quarter of 2012, Regions Bank prepaid approximately $900 million of FHLB advances, realizing an immaterial pre-tax loss on early extinguishment. These extinguishments were part of the Company’s asset/liability management process. Additionally, during the second quarter of 2012, approximately $950 million of parent company notes matured. Other FHLB advances have a weighted-average interest rate of 1.4 percent and 1.0 percent at September 30, 2012 and December 31, 2011, respectively, with a weighted average maturity of 1.64 years.

On November 1, 2012, Regions provided notice that it will redeem its 8.875% Junior Subordinated Notes due 2078. The aggregate principal amount of the notes outstanding as of November 1, 2012 is approximately $345 million. The redemptions are scheduled to occur on December 3, 2012. See Note 17 “Subsequent Events”.

STOCKHOLDERS’ EQUITY

Stockholders’ equity was $14.9 billion at September 30, 2012 compared to $16.5 billion at December 31, 2011. On April 4, 2012 Regions repurchased all 3.5 million shares of the Series A preferred stock. Therefore, during the second quarter of 2012 Regions derecognized the carrying value of the Series A shares in the amount of approximately $3.4 billion, and recorded approximately $71 million of amortization related to the remaining unaccreted discount, which reduced net income available to common shareholders. The total reduction to shareholders’ equity was $3.5 billion. In early May of 2012, Regions repurchased the warrant from the U.S. Treasury Department for $45 million. The transaction reduced additional paid-in capital within stockholders’ equity by $45 million. The decreases related to the Series A and warrant repurchases were offset by the March 19, 2012 issuance of 153 million shares of common stock at $5.90 per share. The proceeds from the sale, net of issuance costs, increased equity by approximately $875 million. Additionally, during the first nine months of 2012, net income increased stockholders’ equity by $855 million, while cash dividends reduced equity by $41 million for common stock and $44 million for preferred stock. Changes in accumulated other comprehensive income increased equity by $271 million.

Regions’ Board of Directors declared a $0.01 per share cash dividend for the first, second and third quarters of both 2012 and 2011. Regions understands the importance of returning capital to shareholders. Management will continue to execute the capital planning process, including evaluation of the amount of the common dividend, with the Board of Directors and in conjunction with regulatory supervisors, subject to the Company’s results of operations.

Regions’ ratio of stockholders’ equity to total assets was 12.23 percent at September 30, 2012, compared to 12.99 percent at December 31, 2011. Regions’ ratio of tangible common stockholders’ equity to tangible assets was 8.49 percent at September 30, 2012, compared to 6.57 percent at December 31, 2011 (see Table 20 “GAAP to Non-GAAP Reconciliation” for further discussion).

See Note 7 “Stockholders’ Equity and Accumulated Other Comprehensive Income (Loss)” for further information related to common shares available for repurchase and dividends.

On November 1, 2012, Regions issued $500 million in depositary shares each representing a fractional ownership interest in a share of the Company’s 6.375% Non-Cumulative Perpetual Preferred Stock, Series A, par value $1 per share. See Note 17 “Subsequent Events”.

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

The minimum standard for the ratio of total capital to risk-weighted assets is 8 percent. At least 50 percent of that capital level must consist of common equity, undivided profits and non-cumulative perpetual preferred stock, senior perpetual preferred stock issued to the U.S. Treasury under the Capital Purchase Program, minority interests relating to qualifying common or noncumulative perpetual preferred stock issued by a consolidated U.S. depository institution or foreign bank subsidiary, less goodwill, deferred tax assets and certain other intangibles

(“Tier 1 capital”). The remainder (“Tier 2 capital”) may consist of a limited amount of other preferred stock, mandatorily convertible securities, subordinated debt, and a limited amount of the allowance for loan losses. The sum of Tier 1 capital and Tier 2 capital is “total risk-based capital” or total capital. However, under the Collins Amendment, which was passed as a section of the Dodd-Frank Act, trust preferred securities will be eliminated as an element of Tier 1 capital. This disallowance of trust preferred securities will be phased in from January 1, 2013 to January 1, 2016. Debt or equity instruments issued to the Federal government as part of the CPP are exempt from the Collins Amendment. As of September 30, 2012, Regions had $846 million of trust preferred securities that are subject to the Collins Amendment. On November 1, 2012, Regions provided notice that it will redeem its 8.875% Junior Subordinated Notes due 2078, which will cause redemption of the related trust preferred securities. The aggregate principal amount of the notes outstanding as of November 1, 2012 is approximately $345 million. The redemptions are scheduled to occur on December 3, 2012. See Note 17 “Subsequent Events”. As discussed in Note 7 “Stockholders’ Equity and Accumulated Other Comprehensive Income (Loss)” to the consolidated financial statements, on April 4, 2012, the Series A preferred shares were repurchased from the U.S. Treasury.

The minimum guidelines to be considered well capitalized for Total capital and Tier 1 capital are 10 percent and 6 percent, respectively. As of September 30, 2012 and December 31, 2011, the most recent notification from Federal banking agencies categorized Regions and its significant subsidiaries as well capitalized under the regulatory framework.

The Company believes that no changes in conditions or events have occurred since September 30, 2012, which would result in changes that would cause Regions or Regions Bank to fall below the well capitalized level.

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

In recent years, banking regulators began supplementing their assessment of the capital adequacy of a bank based on a variation of Tier 1 capital, known as Tier 1 common equity. While not prescribed in amount by federal banking regulations, analysts and banking regulators have assessed Regions’ capital adequacy using the tangible common stockholders’ equity and/or the Tier 1 common equity measure. Because tangible common stockholders’ equity and Tier 1 common equity are not formally defined by GAAP or prescribed in amount by federal banking regulations, these measures are considered to be non-GAAP financial measures and other entities may calculate them differently than Regions’ disclosed calculations (see Table 20 “GAAP to Non-GAAP Reconciliation” for further details).

Regions is evaluating the anticipated impact of Basel III, which will be phased in beginning in 2013 and is expected to be fully phased-in by January 1, 2019. The Company’s estimated Tier 1 common ratio as of September 30, 2012, based on Regions’ current understanding of the Basel III requirements, as proposed by the U.S. Notices of Proposed Rulemaking (“NPR”) released in June 2012, was approximately 8.7 percent and therefore exceeded the Basel III minimum of 7 percent for Tier 1 common. Based on Regions’ understanding and interpretation of the rules for the calculation for the liquidity coverage ratio (“LCR”) under Basel III, due to the repurchase of the Series A preferred stock and related warrant during the second quarter of 2012, Regions is currently under the 100 percent target. The Company anticipates being fully compliant with the LCR requirements upon finalization and implementation. However, should Regions’ cash position or investment mix change in the future, Regions’ ability to meet the liquidity coverage ratio may be impacted. Additionally, there is still need for clarification of the Basel III rules as well as interpretation and implementation by U.S. banking regulators, so the ultimate impact of Basel III on Regions is not completely known at this point. The NPR comment period ended in October 2012; changes to the calculation resulting from the comment process could result in materially different capital ratios from the amounts estimated. Because the Basel III capital calculations are not formally defined by GAAP and are not currently codified in the federal banking regulations, these measures are considered to be non-GAAP financial measures, and other entities may calculate them differently than Regions’ disclosed calculations (see Table 20 “GAAP to Non-GAAP Reconciliation” for further details).

See the “Supervision and Regulation—Capital Requirements” subsection of the “Business” section and the “Risk Factors” section of Regions’ Annual Report on Form 10-K for the year ended December 31, 2011 for more information.

The following chart summarizes the applicable holding company and bank regulatory capital requirements. Regions’ capital ratios at September 30, 2012 and December 31, 2011 exceeded all regulatory requirements.

Table 18—Regulatory Capital Requirements

	Sepetember 30, 2012 Ratio	December 31, 2011 Ratio	To Be Well Capitalized
Tier 1 common (non-GAAP):
Regions Financial Corporation	10.46%	8.51%	NA (1)
Tier 1 capital:
Regions Financial Corporation	11.48%	13.28%	6.00%
Regions Bank	13.35	12.86	6.00
Total capital:
Regions Financial Corporation	14.95%	16.99%	10.00%
Regions Bank	16.22	15.98	10.00
Leverage:
Regions Financial Corporation	9.10%	9.91%	5.00%
Regions Bank	10.57	9.76	5.00

(1)	The Board of Governors of the Federal Reserve System has proposed 5% as the level of Tier 1 common capital sufficient to withstand periods of economic stress.

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

Regions’ minimum cash requirement, by policy, utilizes a three step measurement process that requires the parent to hold the greater of (1) two years of corporate dividends, debt service, and maturities by utilizing cash on hand, and the next four quarters’ expected dividend capacity from Regions Bank, (2) enough cash “on hand” with no upstream dividend capacity from Regions Bank to meet corporate dividends, debt service payments, and maturities for the next 12 months or (3) a minimum balance of $500 million.

Similar rigorous scenario analysis and stress testing are conducted at the Regions Bank and subsidiary level to ensure minimum cash levels are maintained.

The securities portfolio is one of Regions’ primary sources of liquidity. Maturities of securities provide a constant flow of funds available for cash needs (see Note 3 “Securities” to the consolidated financial statements). The agency guaranteed mortgage portfolio is another source of liquidity in various secured borrowing capacities. Additionally, the Company has $14.2 billion of unencumbered liquid securities available for pledging or repurchase agreements.

While all banks are analyzing their positions under the Basel III LCR, it is expected that most will not make major changes until after the observation period concludes in 2014. A few banks have elected to make changes in their balance sheet to bring them closer to the 100% ratio. These banks include the firms with the largest gaps to overcome. Regions is not currently managing to the Basel III Liquidity metrics, but is well positioned to be fully compliant by the required date.

While maintaining higher levels of cash and high quality government/government agency securities will be beneficial to the LCR calculation, it is not without additional expense. Historically less expensive funding options have relied on short-term wholesale funding markets that will be penalized in the Basel III liquidity ratios. The Basel Committee has recently indicated that it will review both the LCR and Net Stable Funding Ratio (“NSFR”) methodology and will provide further guidance as modifications are finalized.

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

Due to the potential for uncertainty and inconsistency in the unsecured funding markets, Regions has been maintaining higher levels of cash liquidity by depositing excess cash with the Federal Reserve Bank, which is the primary component of the balance sheet line item, “interest-bearing deposits in other banks.” At September 30, 2012, Regions had approximately $2.2 billion in excess cash on deposit with the Federal Reserve. Regions’ borrowing availability with the Federal Reserve Bank as of September 30, 2012, based on assets available for collateral at that date, was $19.7 billion.

Regions periodically accesses funding markets through sales of securities with agreements to repurchase. Repurchase agreements are also offered through a commercial banking sweep product as a short-term investment opportunity for customers. All such arrangements are considered typical of the banking and brokerage industries and are accounted for as borrowings.

Regions’ financing arrangement with the FHLB adds additional flexibility in managing its liquidity position. As of September 30, 2012, Regions’ borrowing availability from the FHLB totaled $6.7 billion. FHLB borrowing capacity is contingent on the amount of collateral pledged to the FHLB. Regions Bank and its subsidiaries have pledged certain residential first mortgage loans on one-to-four family dwellings and home equity lines of credit as collateral for the FHLB advances outstanding. Additionally, investment in FHLB stock is required in relation to the level of outstanding borrowings. Regions held $100 million in FHLB stock at September 30, 2012. The FHLB has been and is expected to continue to be a reliable and economical source of funding.

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

Regions’ Bank Note program allows Regions Bank to issue up to $20 billion aggregate principal amount of bank notes outstanding at any one time. No issuances have been made under this program as of September 30, 2012. Notes issued under the program may be senior notes with maturities from 30 days to 15 years and subordinated notes with maturities from 5 years to 30 years. These notes are not deposits and they are not insured or guaranteed by the FDIC.

Regions may, from time to time, consider opportunistically retiring outstanding issued securities, including subordinated debt, trust preferred securities and preferred shares in privately negotiated or open market transactions for cash or common shares. Regulatory approval would be required for retirement of some instruments.

RATINGS

In March of 2012, Standard & Poor’s (“S&P”) upgraded the credit ratings for each of the obligations of both Regions Financial Corporation and Regions Bank. The upgrades were attributable to the March 2012 common stock offering of approximately $875 million, net of issuance costs, as well as the redemption of 3.5 million shares of Series A preferred stock. In February of 2012, Moody’s revised its outlook for Regions Financial Corporation from negative to stable.

On March 8, 2012, Fitch Ratings (“Fitch”) downgraded the junior subordinated notes of Regions Financial Corporation. This ratings action was part of a global review of securities impacted in part by capital requirements set forth in Basel III as well as Fitch’s view regarding the likelihood of sovereign support.

On June 13, 2012, Dominion Bond Rating Service (“DBRS”) revised its outlook for Regions Financial Corporation from negative to stable.

At September 30, 2012, Moody’s credit ratings for Regions Financial Corporation and Regions Bank were below investment grade; however, on October 3, 2012, Moody’s placed the long-term ratings of Regions Financial Corporation and its subsidiaries on review for upgrade.

On October 30, 2012, Fitch revised its outlook for Regions Financial Corporation from stable to positive.

Table 19 “Credit Ratings” reflects the current debt ratings information of Regions Financial Corporation and Regions Bank by S&P, Moody’s, Fitch and DBRS.

Table 19—Credit Ratings

As of September 30, 2012
	Standard & Poor's	Moody’s	Fitch	DBRS
Regions Financial Corporation
Senior notes	BBB-	Ba3	BBB-	BBB
Subordinated notes	BB+	B1	BB+	BBBL
Junior subordinated notes	BB	B2	B+	BBBL
Regions Bank
Short-term debt	A-2	NP(1)	F3	R-2H
Long-term bank deposits	BBB	Ba1	BBB	BBBH
Long-term debt	BBB	Ba2	BBB-	BBBH
Subordinated debt	BBB-	Ba3	BB+	BBB
Outlook	Stable	Stable	Stable	Stable

(1)	Not Prime

As of December 31, 2011
	Standard & Poor's	Moody’s	Fitch	DBRS
Regions Financial Corporation
Senior notes	BB+	Ba3	BBB-	BBB
Subordinated notes	BB	B1	BB+	BBBL
Junior subordinated notes	B+	B2	BB	BBBL
Regions Bank
Short-term debt	A-3	NP(1)	F3	R-2H
Long-term bank deposits	BBB-	Ba1	BBB	BBBH
Long-term debt	BBB-	Ba2	BBB-	BBBH
Subordinated debt	BB+	Ba3	BB+	BBB
Outlook	Stable	Negative	Stable	Negative

(1)	Not Prime

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

OPERATING RESULTS

The table below presents computations of earnings (loss) and certain other financial measures including “fee income ratio”, “efficiency ratio”, “return on average assets”, “return on average tangible common stockholders’ equity”, average and end of period “tangible common stockholders’ equity” and related ratios, “Tier 1 common equity” and related ratios, and the “Basel III Tier 1 common ratio”, all of which are non-GAAP measures. Regions believes these financial measures provide a meaningful base for period-to-period comparisons which management believes will assist investors in analyzing the operating results of the Company and predicting future performance. These non-GAAP financial measures are also used by management to assess the performance of Regions’ business. Management and the Board of Directors utilize these non-GAAP financial measures as follows:

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

The efficiency ratio (non-GAAP), which is a measure of productivity, is generally calculated as non-interest expense divided by total revenue on a taxable equivalent basis. The fee income ratio (non-GAAP) is generally calculated as non-interest income divided by total revenue. Management uses these ratios to monitor performance and believes these measures provide meaningful information to investors. Non-interest expense (GAAP) may be presented excluding adjustments to arrive at adjusted non-interest expense (non-GAAP), which is the numerator for the efficiency ratio. Non-interest income (GAAP) may be presented excluding adjustments to arrive at adjusted non-interest income (non-GAAP), which is the numerator for the fee income ratio. Net interest income on a taxable equivalent basis (GAAP) and non-interest income (GAAP) are added together to arrive at total revenue (GAAP). Adjustments are made to arrive at adjusted total revenue (non-GAAP), which is the denominator for the fee income and efficiency ratios. Regions believes that the non-GAAP measures reflecting these adjustments provide a meaningful base for period-to-period comparisons, which management believes will assist investors in analyzing the operating results of the Company and predicting future performance. These non-GAAP financial measures are also used by management to assess the performance of Regions’ business. It is possible that the activities related to the adjustments may recur; however, management does not consider the activities related to the adjustments to be indications of ongoing operations. Regions believes that presentation of these non-GAAP financial measures will permit investors to assess the performance of the Company on the same basis as that applied by management.

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

Regions currently calculates its risk-based capital ratios under guidelines adopted by the Federal Reserve based on the 1988 Capital Accord (“Basel I”) of the Basel Committee on Banking Supervision (the “Basel Committee”). In December 2010, the Basel Committee released its final framework for Basel III, which will strengthen international capital and liquidity regulation. When implemented by U.S. bank regulatory agencies and fully phased-in, Basel III will change capital requirements and place greater emphasis on common equity. Implementation of Basel III will begin on January 1, 2013, and will be phased in over a multi-year period. The U.S. bank regulatory agencies have not yet finalized regulations governing the implementation of Basel III. Accordingly, the calculations provided below are estimates, based on Regions’ current understanding of the framework, including the Company’s reading of the original requirements, as well as the U. S. Notices of Proposed Rulemaking (“NPR”) released in June 2012, and informal feedback received through the regulatory process. Regions’ understanding of the framework is evolving and will likely change as the regulations are finalized. The NPR comment period ended in October 2012; changes to the calculation resulting from the comment process could result in materially different capital ratios from the amounts estimated. Because the Basel III implementation regulations are not formally defined by GAAP and have not yet been finalized and codified, these measures are considered to be non-GAAP financial measures, and other entities may calculate them differently from Regions’ disclosed calculations. Since analysts and banking regulators may assess Regions’ capital adequacy using the Basel III framework, Regions believes that it is useful to provide investors the ability to assess Regions’ capital adequacy on the same basis. Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied and are not audited. Although these non-GAAP financial measures are frequently used by stakeholders in the evaluation of a company, they have limitations as analytical tools, and should not be considered in isolation, or as a substitute for analyses of results as reported under GAAP.

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

Table 20—GAAP to Non-GAAP Reconciliation

		Three Months Ended September 30		Nine Months Ended September 30
		2012	2011	2012	2011
		(Dollars in millions, except per share data)
INCOME (LOSS)
Net income (GAAP)		$301	$155	$855	$333
Preferred dividends and accretion (GAAP)		—	(54)	(125)	(160)

Net income available to common shareholders (GAAP)	A	$301	$101	$730	$173
Income (loss) from discontinued operations, net of tax (GAAP)		(11)	14	(47)	63

Income from continuing operations available to common shareholders (GAAP)	B	$312	$87	$777	$110

FEE INCOME AND EFFICIENCY RATIOS
Non-interest expense from continuing operations (GAAP)		$869	$850	$2,624	$2,738
Significant items:
Securities impairment, net		—	—	(2)	—
Branch consolidation and property and equipment charges		—	—	—	(77)

Adjusted non-interest expense (non-GAAP)	E	$869	$850	$2,622	$2,661

Net interest income from continuing operations, taxable equivalent basis (GAAP)		$830	$859	$2,519	$2,587
Non-interest income from continuing operations (GAAP)		$533	$513	$1,564	$1,636
Significant items:
Securities (gains) losses, net		(12)	1	(36)	(105)
Leveraged lease termination (gains) losses, net		—	2	(14)	2
Loss on sale of mortgage loans		—	—	—	3

Adjusted non-interest income (non-GAAP)	F	521	516	1,514	1,536

Adjusted total revenue (non-GAAP)	G	$1,351	$1,375	$4,033	$4,123

Fee income ratio (non-GAAP)	F/G	38.56%	37.53%	37.54%	37.25%
Efficiency ratio (non-GAAP)	E/G	64.32%	61.82%	65.01%	64.54%
RETURN ON AVERAGE ASSETS (1)
Average assets (GAAP)—continuing operations	H	$121,531	$126,586	$122,567	$127,332
Return on average assets (GAAP) (2)	A/H	0.99%	0.32%	0.80%	0.18%

Return on average assets from continuing operations (GAAP)(2)	B/H	1.02%	0.27%	0.85%	0.12%

RETURN ON AVERAGE TANGIBLE COMMON STOCKHOLDERS’ EQUITY
Average stockholders’ equity (GAAP)		$14,663	$17,069	$15,240	$16,851
Less: Average intangible assets (GAAP)		5,195	5,998	5,223	5,947
Average deferred tax liability related to intangibles (GAAP)		(198)	(224)	(198)	(230)
Average preferred equity (GAAP)		—	3,402	1,174	3,393

Average tangible common stockholders’ equity (non-GAAP)	I	$9,666	$7,893	$9,041	$7,741

Return on average tangible common stockholders’ equity (non-GAAP) (2)	A/I	12.39%	5.08%	10.79%	2.99%

		September 30 2012	December 31 2011
		(Dollars in millions, except per share data)
TANGIBLE COMMON RATIOS
Ending stockholders’ equity (GAAP)		$14,901	$16,499
Less: Ending intangible assets (GAAP)		5,181	5,265
Ending deferred tax liability related to intangibles (GAAP)		(195)	(200)
Ending preferred equity (GAAP)		—	3,419

Ending tangible common stockholders’ equity (non-GAAP)	J	$9,915	$8,015

Ending total assets (GAAP)		$121,798	$127,050
Less: Ending intangible assets (GAAP)		5,181	5,265
Ending deferred tax liability related to intangibles (GAAP)		(195)	(200)

Ending tangible assets (non-GAAP)	K	$116,812	$121,985

End of period shares outstanding	L	1,413	1,259
Tangible common stockholders’ equity to tangible assets (non-GAAP)	J/K	8.49%	6.57%

Tangible common book value per share (non-GAAP)	J/L	$7.02	$6.37

		September 30 2012	December 31 2011
		(Dollars in millions)
TIER 1 COMMON RISK-BASED RATIO
Stockholders’ equity (GAAP)		$14,901	$16,499
Accumulated other comprehensive (income) loss		(202)	69
Non-qualifying goodwill and intangibles		(4,836)	(4,900)
Disallowed deferred tax assets		(238)	(432)
Disallowed servicing assets		(33)	(35)
Qualifying non-controlling interests		93	92
Qualifying trust preferred securities		846	846

Tier 1 capital (regulatory)		10,531	12,139
Qualifying non-controlling interests		(93)	(92)
Qualifying trust preferred securities		(846)	(846)
Preferred stock		—	(3,419)

Tier 1 common equity (non-GAAP)	M	$9,592	$7,782

Risk-weighted assets (regulatory)	N	$91,723	$91,449
Tier 1 common risk-based ratio (non-GAAP)	M/N	10.46%	8.51%

BASEL III TIER 1 COMMON RATIO (3)
Stockholders’ equity (GAAP)		$14,901
Non-qualifying goodwill and intangibles (4)		(4,987)
Adjustments, including other comprehensive income related to cash flow hedges, disallowed deferred tax assets, threshold deductions and other adjustments		(312)

Basel III tier 1 common equity (non-GAAP)	O	$9,602

Basel I risk-weighted assets (regulatory)		$91,723
Basel III risk-weighted assets (non-GAAP) (5)	P	$110,449
Basel III tier 1 common ratio (non-GAAP)	O/P	8.69%

(1)

Return on assets from continuing operations does not include average assets related to discontinued operations of $30 million and $3,173 million for the three months ended September 30, 2012 and 2011 and $948 million and $3,213 million for the nine months ended September 30, 2012 and 2011, respectively.

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

INTEREST INCOME

The following tables present an analysis of net interest income/margin from continuing operations for the three and nine months ended September 30, 2012 and 2011:

Table 21—Consolidated Average Daily Balances and Yield/Rate Analysis for Continuing Operations

	Three Months Ended September 30
	2012			2011
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(Dollars in millions; yields on taxable-equivalent basis)
Assets
Interest-earning assets:
Federal funds sold and securities purchased under agreements to resell	$—	$—	—%	$—	$—	—%
Trading account assets	112	—	—	182	1	2.18
Securities:
Taxable	27,028	170	2.50	24,098	177	2.91
Tax-exempt	10	—	—	31	—	—
Loans held for sale	1,213	9	2.95	847	7	3.28
Loans, net of unearned income (1)(2)	75,697	796	4.18	80,513	875	4.31
Other interest-earning assets	3,187	2	0.25	6,544	4	0.24

Total interest-earning assets	107,247	977	3.62	112,215	1,064	3.76
Allowance for loan losses	(2,232)			(3,150)
Cash and due from banks	1,732			1,972
Other non-earning assets	14,784			15,549

	$121,531			$126,586

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Savings accounts	$5,650	1	0.07	$5,148	1	0.08
Interest-bearing transaction accounts	18,880	5	0.11	16,651	7	0.17
Money market accounts (6)	24,891	11	0.18	24,623	18	0.29
Time deposits	15,536	50	1.28	21,369	86	1.60

Total interest-bearing deposits (3)	64,957	67	0.41	67,791	112	0.66
Federal funds purchased and securities sold under agreements to repurchase	2,375	1	0.17	1,604	—	—
Other short-term borrowings	363	—	—	148	—	—
Long-term borrowings	6,230	79	5.04	10,786	93	3.42

Total interest-bearing liabilities	73,925	147	0.79	80,329	205	1.01

Net interest spread			2.83			2.75

Non-interest-bearing deposits (3)(6)	29,652			28,356
Other liabilities	3,243			2,496
Stockholders’ equity	14,711			15,405

	$121,531			$126,586

Net interest income/margin on a taxable-equivalent basis from continuing operations (4)(5)		$830	3.08%		$859	3.04%

Notes:

(1)	Loans, net of unearned income include non-accrual loans for all periods presented.
(2)	Interest income includes net loan fees of $15 million and $7 million for the three months ended September 30, 2012 and 2011, respectively.
(3)

Total deposit costs may be calculated by dividing total interest expense on deposits by the sum of interest-bearing deposits and non-interest bearing deposits. The rates for total deposit costs equal 0.28% and 0.46% for the three months ended September 30, 2012 and 2011, respectively.

(4)	The computation of taxable-equivalent net interest income is based on the statutory federal income tax rate of 35%, adjusted for applicable state income taxes net of the related federal tax benefit.
(5)

The table above does not include average assets, average liabilities, interest income, or interest expense for discontinued operations (see Note 2 to the consolidated financial statements). If these assets, liabilities, and net interest income were included in the calculation, the consolidated net interest income and margin on a taxable equivalent basis would be $830 million and 3.08% and $866 million and 3.02% for the three months ended September 30, 2012 and 2011, respectively.

(6)	Prior period amounts have been reclassified to conform to the current period classification.

Table 22—Consolidated Average Daily Balances and Yield/Rate Analysis for Continuing Operations

	Nine Months Ended September 30
	2012			2011
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(Dollars in millions; yields on taxable-equivalent basis)
Assets
Interest-earning assets:
Federal funds sold and securities purchased under agreements to resell	$—	$—	—%	$6	$—	—%
Trading account assets	136	2	1.96	163	3	2.46
Securities:
Taxable	26,513	523	2.63	24,537	592	3.23
Tax-exempt	20	—	—	31	—	—
Loans held for sale	1,122	23	2.74	1,156	29	3.35
Loans, net of unearned income (1)(2)	76,509	2,437	4.25	81,336	2,613	4.30
Other interest-earning assets	3,877	7	0.24	5,600	10	0.24

Total interest-earning assets	108,177	2,992	3.69	112,829	3,247	3.85
Allowance for loan losses	(2,493)			(3,186)
Cash and due from banks	1,844			1,993
Other non-earning assets	15,039			15,696

	$122,567			$127,332

Liabilities and Stock holders’ Equity
Interest-bearing liabilities:
Savings accounts	$5,556	3	0.07	$5,032	3	0.08
Interest-bearing transaction accounts	19,327	17	0.12	14,605	21	0.19
Money market accounts (6)	24,323	34	0.19	26,435	59	0.30
Time deposits	17,248	177	1.37	22,276	294	1.76

Total interest-bearing deposits (3)	66,454	231	0.46	68,348	377	0.74
Federal funds purchased and securities sold under agreements to repurchase	1,936	1	0.07	1,763	1	0.08
Other short-term borrowings	299	—	—	223	—	—
Long-term borrowings	6,889	241	4.67	11,782	282	3.20

Total interest-bearing liabilities	75,578	473	0.84	82,116	660	1.07

Net interest spread			2.85			2.78

Non-interest-bearing deposits (3)(6)	29,053			27,497
Other liabilities	2,996			2,438
Stockholders’ equity	14,940			15,281

	$122,567			$127,332

Net interest income/margin on a taxable-equivalent basis from continuing operations (4)(5)		$2,519	3.11%		$2,587	3.07%

Notes:

(1)	Loans, net of unearned income include non-accrual loans for all periods presented.
(2)	Interest income includes net loan fees of $47 million and $36 million for the nine months ended September 30, 2012 and 2011, respectively.
(3)

Total deposit costs may be calculated by dividing total interest expense on deposits by the sum of interest-bearing deposits and non-interest bearing deposits. The rates for total deposit costs equal 0.32% and 0.53% for the nine months ended September 30, 2012 and 2011, respectively.

(4)	The computation of taxable-equivalent net interest income is based on the statutory federal income tax rate of 35%, adjusted for applicable state income taxes net of the related federal tax benefit.
(5)

The table above does not include average assets, average liabilities, interest income, or interest expense for discontinued operations (see Note 2 to the consolidated financial statements). If these assets, liabilities, and net interest income were included in the calculation, the consolidated net interest income and margin on a taxable equivalent basis would be $2,526 million and 3.10% and $2,610 million and 3.05% for the nine months ended September 30, 2012 and 2011, respectively.

(6)	Prior period amounts have been reclassified to conform to the current period classification.

For the third quarter of 2012, continuing operations net interest income (taxable-equivalent basis) totaled $830 million compared to $859 million in the third quarter of 2011. The net interest margin (taxable-equivalent basis) was 3.08 percent for the third quarter of 2012, compared to 3.04 percent for the third quarter of 2011. For the first nine months of 2012 and 2011, continuing operations net interest income (taxable-equivalent basis) totaled $2.5 billion and $2.6 billion, respectively. The net interest margin (taxable-equivalent basis) was 3.11 percent for the nine months ended September 30, 2012, compared to 3.07 percent for the nine months ended September 30, 2011. Net interest margin increased for both periods primarily as a result of declines in overall deposit costs, lower levels of non-accrual loans and a decline in low-yielding other interest earning assets, primarily cash held at the Federal Reserve.

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

Exposure to Interest Rate Movements—As of September 30, 2012, Regions was moderately asset sensitive to both gradual and instantaneous rate shifts as compared to the base case for the measurement horizon ending September 2013. The exposure reflected in the minus 50 basis points scenario reflects the risk of accelerating prepayment activity as spurred by exceptionally low levels of long-term interest rates, as well as the risk that short-term interest rates (such as the Fed Funds rate and the rate of Interest On Excess Reserves) decline to zero. The table below summarizes Regions’ position, and the scenarios are inclusive of all interest-rate risk hedging activities. Note that wherever scenarios would indicate negative interest rates, a minimum of zero is applied.

Table 23—Interest Rate Sensitivity

Estimated Annual Change in Net Interest Income September 30, 2012
(In millions)
Gradual Change in Interest Rates
+200 basis points	$382
+100 basis points	207
-50 basis points	(105)

Instantaneous Change in Interest Rates
+200 basis points	$469
+100 basis points	255
-50 basis points	(128)

Interest rate movements may also have an impact on the value of Regions’ securities portfolio, which can directly impact the carrying value of stockholders’ equity. Regions from time to time may hedge these price movements with derivatives (as discussed below). However, at September 30, 2012, Regions had no designations of hedges to mitigate price movements of securities.

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

To manage trading risks arising from interest rate and equity price risks, the Company uses a Value at Risk (“VAR”) model along with other risk management methods to measure the potential fair value the Company could lose on its trading positions given a specified statistical confidence level and time-to-liquidate time horizon. The results of VAR were immaterial for both September 30, 2012 and December 31, 2011.

PROVISION FOR LOAN LOSSES

The provision for loan losses is used to maintain the allowance for loan losses at a level that in management’s judgment is appropriate to absorb probable losses inherent in the portfolio at the balance sheet date. The provision for loan losses totaled $33 million in the third quarter of 2012 compared to $355 million during the third quarter of 2011. The provision for loan losses totaled $176 million in the first nine months of 2012 compared to $1.2 billion in the first nine months of 2011. Net charge-offs as a percentage of average loans (annualized) were 1.50 percent and 2.53 percent in the first nine months of 2012 and 2011, respectively. Net charge-offs were lower across most major loan categories when comparing the 2012 period to the prior year period, except for the consumer credit card portfolio which was purchased in the second quarter of 2011. In addition to lower levels of charge-offs, credit quality metrics continued to improve. Charge-offs exceeded provision for loan losses for the third quarter of 2012 and the first nine months of 2012, primarily due to improving credit metrics, including non-accrual loans and criticized and classified loans (see Table 8 “Allowance for Credit Losses”), as well as, an overall reduction in loan balances, problem loan resolutions, and a continuing mix shift in loans out of higher risk investor real estate and into less risky commercial and industrial loans.

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

At September 30, 2012, Regions’ international exposure was approximately $1.0 billion in total. Approximately 61 percent of the total exposure relates to corporate bonds. Approximately 56 percent of the total exposure relates to highly-rated Western European entities.

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

Table 24—Non-Interest Income from Continuing Operations

	Three Months Ended September 30
	2012	2011
	(In millions)
Service charges on deposit accounts	$244	$310
Investment fee income (loss)	34	(5)
Mortgage income	106	68
Trust department income	48	49
Securities gains (losses), net	12	(1)
Insurance commissions and fees	28	27
Bank owned life insurance	19	18
Commercial credit fee income	17	20
Leveraged lease termination losses	—	(2)
Net revenue (loss) from affordable housing	(17)	(18)
Credit card / bank card income	18	24
Other miscellaneous income	24	23

	$533	$513

	Nine Months Ended September 30
	2012	2011
	(In millions)
Service charges on deposit accounts	$731	$905
Investment fee income	79	45
Mortgage income	273	163
Trust department income	147	150
Securities gains, net	36	105
Insurance commissions and fees	82	80
Bank owned life insurance	61	59
Commercial credit fee income	52	60
Leveraged lease termination gains (losses)	14	(2)
Net revenue (loss) from affordable housing	(44)	(49)
Credit card / bank card income	64	42
Other miscellaneous income	69	78

	$1,564	$1,636

Service charges on deposit accounts—Service charges on deposit accounts decreased $66 million for the quarter ended September 30, 2012, as compared to the third quarter of 2011. For the nine months ended September 30, 2012, service charges on deposit accounts decreased $174 million from the corresponding 2011 period. The decreases in both periods are primarily driven by policy changes related to Regulation E, as well as a decline in interchange income as a result of debit interchange price controls implemented in the fourth quarter of 2011. During the second and third quarters of 2012, service charges on deposit accounts were also negatively impacted by a total of approximately $35 million ($11 million in the third quarter) due to the establishment of a reserve for customer refunds resulting from a change in the Company’s non-sufficient funds policy.

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

Investment fee income (loss)—Investment fee income (loss) primarily relates to capital markets activities such as loan syndications, foreign exchange and derivatives. Investment fee income (loss) for the third quarter of 2012 increased to $34 million from a loss of $5 million for the third quarter of 2011. For the first nine months of 2012, investment fee income increased to $79 million from $45 million for the corresponding 2011 period. The increase in the quarterly comparison is due to market fluctuations related to trading account assets held for employee benefit purposes. The increase in the year-to-date comparison is due primarily to lower fair market value adjustments on the customer derivative portfolio.

Mortgage income—Mortgage income increased $38 million for the third quarter of 2012 as compared to the third quarter of 2011. Mortgage income increased $110 million for the nine months ended September 30, 2012 as compared to the corresponding 2011 period. The increases were driven by wider margins as a result of favorable market conditions, as well as customers taking advantage of the opportunity to refinance under the extended Home Affordable Refinance Program, or HARP II. Mortgage originations totaled $2.2 billion for the third quarter of 2012, as compared to $1.5 billion for the third quarter of 2011. Mortgage originations totaled $5.9 billion for the first nine months of 2012, as compared to $4.5 billion for the first nine months of 2011.

Securities gains (losses), net—Securities gains for the third quarter of 2012 increased to $12 million from a loss of $1 million for the third quarter of 2011. For the first nine months of 2012, securities gains declined to $36 million from $105 million for the corresponding 2011 period. Lower securities gains during the year-to-date 2012 period were due to lower volumes of securities sales resulting from the Company’s asset/liability management process.

Leveraged lease termination gains (losses)—Regions terminated certain leveraged leases during the first six months of 2012 resulting in a $14 million gain for the nine months ended September 30, 2012. The termination gains were largely offset by increases in related income tax expense. There were minimal leveraged lease termination losses in both the third quarter and the year-to-date 2011 periods.

Credit card / bank card income—Credit card / bank card income decreased $6 million for third quarter of 2012 as compared to the third quarter of 2011. Credit card / bank card income increased $22 million for the nine months ended September 30, 2012 as compared to the corresponding 2011 period. Credit card income is derived from activity related to the Regions-branded credit card amounts purchased from FIA Card Services in the second quarter of 2011 and any subsequent originations. Bank card income relates to commercial purchasing cards. The increase in the year-to-date amount is due to the effect of the entire nine months’ worth of impact from the credit card portfolio purchase at the end of the second quarter of 2011.

NON-INTEREST EXPENSE

The following tables present a summary of non-interest expense. For expanded discussion of certain significant non-interest expense items, refer to the discussion of each component following the tables presented.

Table 25—Non-Interest Expense from Continuing Operations

	Three Months Ended September 30
	2012	2011
	(In millions)
Salaries and employee benefits	$449	$383
Net occupancy expense	99	95
Furniture and equipment expense	65	70
Professional and legal expenses	36	42
Amortization of core deposit intangible	20	23
Other real estate owned expense	13	48
Credit/checkcard expenses	15	18
Deposit administrative fee	37	47
Marketing	27	14
Gain on loans held for sale	(17)	—
Provision (credit) for unfunded credit commitments	(15)	2
Outside services	23	15
Other miscellaneous expenses	117	93

	$869	$850

	Nine Months Ended September 30
	2012	2011
	(In millions)
Salaries and employee benefits	$1,325	$1,212
Net occupancy expense	285	293
Furniture and equipment expense	196	212
Professional and legal expenses	99	135
Amortization of core deposit intangible	63	72
Other real estate owned expense	46	124
Credit/checkcard expenses	54	33
Deposit administrative fee	128	172
Marketing	64	44
Branch consolidation and property and equipment charges	—	77
(Gain)/loss on loans held for sale	(51)	6
Provision (credit) for unfunded credit commitments	(2)	14
Outside services	59	44
Other miscellaneous expenses	358	300

	$2,624	$2,738

Salaries and employee benefits—Salaries and employee benefits increased $66 million for the third quarter of 2012 when compared to the third quarter of 2011. Salaries and employee benefits increased $113 million for the first nine months of 2012 when compared to the corresponding 2011 period. The increase in both periods is due to higher pension costs, annual merit increases and incentive increases, including mortgage-related incentives.

Professional and legal expenses—Professional and legal expenses decreased $6 million for the third quarter of 2012 when compared to the third quarter of 2011. Professional and legal expenses decreased $36 million for the first nine months of 2012 when compared to corresponding 2011 period. The decrease between the year-to-date periods was driven by a lower volume of legal costs.

Other real estate owned expense—Other real estate owned (“OREO”) expense includes the cost of adjusting foreclosed properties to estimated fair value after these assets have been classified as OREO, net gains and losses on sales of properties, and other costs to maintain the property such as property taxes, security, and grounds maintenance. OREO expense decreased $35 million for the third quarter of 2012 when compared to the third quarter of 2011. OREO expense decreased $78 million for the first nine months of 2012 when compared to the corresponding 2011 period. The decline in expense was due to lower OREO balances and stabilizing real estate values.

Credit/checkcard expenses—Credit/checkcard expenses were relatively flat for the third quarter of 2012 when compared to the third quarter of 2011, but increased $21 million for the first nine months of 2012 when compared to the corresponding 2011 period. The increase in the year-to-date amount is due to the effect of the entire nine months’ worth of impact from the credit card portfolio purchase at the end of the second quarter of 2011.

Deposit administrative fee—Deposit administrative fees decreased $10 million for the third quarter of 2012 when compared to the third quarter of 2011 and decreased $44 million for the first nine months of 2012 when compared to the corresponding 2011 period. The decreases are related to lower asset balances, improved performance metrics and a reduction in higher risk loans, all of which impact the fee calculation.

Marketing—Marketing increased $13 million for the third quarter of 2012 when compared to the third quarter of 2011 and increased $20 million for the first nine months of 2012 when compared to the corresponding 2011 period. Marketing expenses were elevated both in the third quarter of 2012 as well as the 2012 year-to-date period due to Regions assuming during the third quarter of 2012 the servicing of the credit card portfolio which had been purchased in the second quarter of 2011.

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

(Gain)/loss on loans held for sale—The Company recorded a $17 million reduction in non-interest expense for the third quarter of 2012 and a $51 million reduction of non-interest expense for the first nine months of 2012 related to gains on loans held for sale. The Company realized no net impact on loans held for sale activity during the third quarter of 2011 and recorded losses on loans held for sale of $6 million for the nine months ended September 30, 2011. The improvement during 2012 relates to completed sales and paydowns of individual loans at amounts in excess of carrying value.

Outside services—Outside services increased $8 million for the third quarter of 2012 as compared to the same period of 2011, and $15 million for the first nine months of 2012 as compared to the corresponding 2011 period. The increases for both years were due primarily to expenses incurred related to assuming the servicing of the credit card portfolio during the third quarter of 2012 that was purchased at the end of the second quarter of 2011, as well as fees related to the routine purchases of indirect loans from a third party.

Other miscellaneous expenses—Other miscellaneous expenses increased $24 million for the third quarter of 2012 as compared to the same period of 2011, and $58 million for the first nine months of 2012 as compared to the corresponding 2011 period. The primary drivers of the increases were mortgage repurchase reserve expenses (see Note 5 “Loan Servicing”), amortization of intangible assets related to the credit card portfolio purchase and bank operational losses. This item also includes expenses for communications, postage, supplies, certain credit-related costs and business development services.

INCOME TAXES

The Company’s income tax expense from continuing operations for the three months ended September 30, 2012 was $136 million compared to an income tax expense of $17 million for the same period in 2011, resulting in effective tax rates of 30.4 percent and 10.8 percent, respectively. Income tax expense from continuing operations for the nine months ended September 30, 2012 was $344 million compared to an income tax benefit of $46 million for the same period in 2011, resulting in effective tax rates of 27.6 percent and (20.5) percent, respectively. The increase in income tax expense for the three and nine months ended September 30, 2012 is due to positive consolidated pre-tax earnings. However, the increase in income tax expense for the nine month period ended September 30, 2012 was partially offset by a net benefit of $17 million associated with the following items: the effective settlement of the 2007, 2008 and 2009 tax years with the Internal Revenue Service (“IRS”), which was offset by an increase in the deferred tax asset valuation allowance and an increase in unrecognized tax benefits.

The Company has established a valuation allowance in the amount of $65 million at September 30, 2012 and $32 million at December 31, 2011. The Company continually assesses the realizability of its net deferred tax assets based on an evaluative process that considers all available positive and negative evidence, including the impact of prudent and feasible tax planning strategies. The impact of such tax planning strategies is dependent on, among other things, the timing of implementation and the resulting taxable income. The increase in the valuation allowance for the nine month period ended September 30, 2012 is primarily due to a reassessment of the impact of certain tax planning strategies and the ability to generate sufficient taxable income to utilize certain state net operating losses within the prescribed carryforward periods. As a result of this reassessment, the valuation allowance was increased by $33 million during 2012. The valuation allowance is affected by multiple factors that impact the forecast of taxable income, including the timing of various temporary differences and the implementation of any planning strategies. Accordingly, an additional valuation allowance against state net operating losses is reasonably possible in future periods.

During 2012, the Company reached an agreement with the IRS that effectively settled the examination of tax years 2007, 2008 and 2009. At this time, the Company has no expectation that any tax positions related to the settlement will be reexamined. The years subsequent to these years are open to examination.

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

DISCONTINUED OPERATIONS

Regions reported a loss from discontinued operations of $11 million, or $(0.01) per diluted common share, for the third quarter of 2012, compared to income of $14 million, or $0.01 per diluted common share, for the third quarter of 2011. Morgan Keegan was sold on April 2, 2012. During the third quarter of 2012, discontinued operations was mainly comprised of professional and legal expenses. For the nine months ended September 30,

2012, Regions reported a loss from discontinued operations of $47 million, or $(0.04) per diluted common share, compared to income of $63 million, or $0.05 per diluted common share, for the nine months ended September 30, 2011. Higher professional and legal costs drove the year-to-date 2012 loss from discontinued operations.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Reference is made to pages 99 through 101 included in Management’s Discussion and Analysis.

Item 4.	Controls and Procedures

Based on an evaluation, as of the end of the period covered by this Form 10-Q, under the supervision and with the participation of Regions’ management, including its Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer have concluded that Regions’ disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) are effective. During the quarter ended September 30, 2012, there have been no changes in Regions’ internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Regions’ internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Information required by this item is set forth in Note 15, “Commitments and Contingencies” in the Notes to the Consolidated Financial Statements (Unaudited) in Part I. Item 1. of this report, which is incorporated herein by reference.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Information concerning Regions’ repurchases of its outstanding common stock during the three month period ended September 30, 2012, is set forth in the following table:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 – 31, 2012	—	—	—	23,072,300
August 1 – 31, 2012	—	—	—	23,072,300
September 1 – 30, 2012	—	—	—	23,072,300
Total	—	—	—	23,072,300

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

Restrictions on Dividends and Repurchase of Stock

Holders of Regions common stock are only entitled to receive such dividends as Regions’ board of directors may declare out of funds legally available for such payments. Furthermore, holders of Regions common stock are subject to the prior dividend rights of any holders of Regions preferred stock then outstanding. As of September 30, 2012, there were no shares of preferred stock outstanding.

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

On November 1, 2012, Regions completed the sale of 20,000,000 depositary shares each representing a 1/40th ownership interest in a share of its 6.375% Non-Cumulative Perpetual Preferred Stock, Series A, par value $1 per share (“Series A Preferred Stock”), with a liquidation preference of $1,000 per share of Series A Preferred Stock (equivalent to $25 per depositary share). The terms of the Series A Preferred Stock prohibit Regions from declaring or paying any dividends on any junior series of its capital stock, including its common stock, or from repurchasing, redeeming or acquiring such junior stock, unless Regions has declared and paid full dividends on the Series A Preferred Stock for the most recently completed dividend period. The Series A Preferred Stock is redeemable at Regions’ option in whole or in part, from time to time, on any dividend payment date on or after December 15, 2017 or in whole, but not in part, at any time within 90 days following a regulatory capital treatment event (as defined in the certificate of designations establishing the Series A Preferred Stock).

Item 6.	Exhibits

The following is a list of exhibits including items incorporated by reference

3.1	Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to Form 10-Q Quarterly Report filed by registrant on August 6, 2012

3.2	Certificate of Designations, incorporated by reference to Exhibit 3.3 to Form 8-A filed by registrant on November 1, 2012

3.3	By-laws as amended and restated, incorporated by reference to Exhibit 3.2 to Form 8-K Current Report filed by registrant on May 14, 2010

4.1	Form of Deposit Agreement describing the rights of the holders of depository receipts described therein, incorporated by reference to Exhibit 4.1 to Form 8-A filed by registrant on November 1, 2012

4.2	Form of Depository Receipt, incorporated by reference to Exhibit A of Exhibit 4.1 to Form 8-A filed by registrant on November 1, 2012

4.3	Form of Stock Certificate representing the Preferred Stock, incorporated by reference to Exhibit 4.3 to Form 8-A filed by registrant on November 1, 2012

12	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data File

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned thereunto duly authorized.

DATE: November 5, 2012	Regions Financial Corporation

/S/ HARDIE B. KIMBROUGH, JR.
Hardie B. Kimbrough, Jr. Executive Vice President and Controller (Chief Accounting Officer and Authorized Officer)