Form 10-K
period 2012-12-31
REGIONS FINANCIAL CORP
filed 2013-02-21
CIK 1281761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number 001-34034

REGIONS FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	63-0589368
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1900 Fifth Avenue North, Birmingham, Alabama 35203

(Address of principal executive offices)

Registrant’s telephone number, including area code: (800) 734-4667

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value	New York Stock Exchange
Depositary Shares, each representing a 1/40th Interest in a Share of 6.375% Non-Cumulative Perpetual Preferred Stock, Series A	New York Stock Exchange

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

Common Stock, $.01 par value—$9,273,757,331 as of June 30, 2012.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value—1,413,393,002 shares issued and outstanding as of February 15, 2013

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the Annual Meeting to be held on May 16, 2013 are incorporated by reference into Part III.

REGIONS FINANCIAL CORPORATION

Form 10-K

i

PART I

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, other periodic reports filed by Regions Financial Corporation (“Regions”) under the Securities Exchange Act of 1934, as amended, and any other written or oral statements made by or on behalf of Regions may include forward-looking statements. The Private Securities Litigation Reform Act of 1995 (the “Act”) provides a safe harbor for forward-looking statements which are identified as such and are accompanied by the identification of important factors that could cause actual results to differ materially from the forward-looking statements. For these statements, we, together with our subsidiaries, unless the context implies otherwise, claim the protection afforded by the safe harbor in the Act. Forward-looking statements are not based on historical information, but rather are related to future operations, strategies, financial results or other developments. Forward-looking statements are based on management’s expectations as well as certain assumptions and estimates made by, and information available to, management at the time the statements are made. Those statements are based on general assumptions and are subject to various risks, uncertainties and other factors that may cause actual results to differ materially from the views, beliefs and projections expressed in such statements. These risks, uncertainties and other factors include, but are not limited to, those described below:

•

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) became law in July 2010, and a number of legislative, regulatory and tax proposals remain pending. Additionally, the U.S. Treasury and federal banking regulators continue to implement, but are also beginning to wind down, a number of programs to address capital and liquidity in the banking system. Future and proposed rules, including those that are part of the Basel III process are expected to require banking institutions to increase levels of capital and to meet more stringent liquidity requirements. All of the foregoing may have significant effects on Regions and the financial services industry, the exact nature and extent of which cannot be determined at this time.

•	Possible additional loan losses, impairment of goodwill and other intangibles, and adjustment of valuation allowances on deferred tax assets and the impact on earnings and capital.

•

Possible changes in interest rates may increase funding costs and reduce earning asset yields, thus reducing margins. Increases in benchmark interest rates could also increase debt service requirements for customers whose terms include a variable interest rate, which may negatively impact the ability of borrowers to pay as contractually obligated.

•

Possible changes in general economic and business conditions in the United States in general and in the communities Regions serves in particular, including any prolonging or worsening of the current challenging economic conditions, including unemployment levels.

•	Possible changes in the creditworthiness of customers and the possible impairment of the collectability of loans.

•	Possible changes in trade, monetary and fiscal policies, laws and regulations, and other activities of governments, agencies, and similar organizations, may have an adverse effect on business.

•	Possible regulations issued by the Consumer Financial Protection Bureau or other regulators which might adversely impact Regions’ business model or products and services.

•	Possible stresses in the financial and real estate markets, including possible deterioration in property values.

•	Regions’ ability to manage fluctuations in the value of assets and liabilities and off-balance sheet exposure so as to maintain sufficient capital and liquidity to support Regions’ business.

•	Regions’ ability to expand into new markets and to maintain profit margins in the face of competitive pressures.

•	Regions’ ability to develop competitive new products and services in a timely manner and the acceptance of such products and services by Regions’ customers and potential customers.

•	Regions’ ability to keep pace with technological changes.

•

Regions’ ability to effectively manage credit risk, interest rate risk, market risk, operational risk, legal risk, liquidity risk, reputational risk, counterparty risk, international risk, and regulatory and compliance risk.

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

Regions Financial Corporation (together with its subsidiaries on a consolidated basis, “Regions” or “Company”) is a financial holding company headquartered in Birmingham, Alabama, which operates in the South, Midwest and Texas. Regions provides traditional commercial, retail and mortgage banking services, as well as other financial services in the fields of asset management, wealth management, securities brokerage, insurance and other specialty financing. At December 31, 2012, Regions had total consolidated assets of approximately $121.3 billion, total consolidated deposits of approximately $95.5 billion and total consolidated stockholders’ equity of approximately $15.5 billion.

Regions is a Delaware corporation and on July 1, 2004, became the successor by merger to Union Planters Corporation and the former Regions Financial Corporation. Its principal executive offices are located at 1900 Fifth Avenue North, Birmingham, Alabama 35203, and its telephone number at that address is (800) 734-4667.

Banking Operations

Regions conducts its banking operations through Regions Bank, an Alabama chartered commercial bank that is a member of the Federal Reserve System. At December 31, 2012, Regions operated approximately 2,100 ATMs and 1,700 banking offices in Alabama, Arkansas, Florida, Georgia, Illinois, Indiana, Iowa, Kentucky, Louisiana, Mississippi, Missouri, North Carolina, South Carolina, Tennessee, Texas and Virginia.

The following chart reflects the distribution of branch locations in each of the states in which Regions conducts its banking operations.

Branches
Alabama	242
Arkansas	97
Florida	374
Georgia	137
Illinois	65
Indiana	63
Iowa	13
Kentucky	16
Louisiana	114
Mississippi	144
Missouri	67
North Carolina	6
South Carolina	30
Tennessee	259
Texas	82
Virginia	2

Total	1,711

Other Financial Services Operations

In addition to its banking operations, Regions provides additional financial services through the following subsidiaries:

Regions Insurance Group, Inc., a subsidiary of Regions Financial Corporation, is an insurance broker that offers insurance products through its subsidiaries Regions Insurance, Inc., headquartered in Birmingham, Alabama, and Regions Insurance Services, Inc., headquartered in Memphis, Tennessee. Through its insurance brokerage operations in Alabama, Arkansas, Indiana, Georgia, Louisiana, Missouri, Mississippi, Tennessee and Texas, Regions Insurance, Inc. offers insurance coverage for various lines of personal and commercial insurance, such as property, casualty, life, health and accident insurance. Regions Insurance Services, Inc. offers credit-related insurance products, such as title, mortgage, crop, term life, accidental death and dismemberment, and environmental insurance, as well as debt cancellation products to customers of Regions. Regions Insurance Group, Inc. is one of the twenty-five largest insurance brokers in the United States based on annual revenues.

Regions has several subsidiaries and affiliates that are agents or reinsurers of debt cancellations products and credit life insurance products relating to the activities of certain affiliates of Regions. Regions Investment Services, Inc., which sells annuities and life insurance products to Regions Bank customers, is a wholly-owned subsidiary of Regions Bank. Regions Equipment Finance Corporation, a subsidiary of Regions Bank, provides domestic and international equipment financing products, focusing on commercial clients.

Also, Regions Bank has entered into an agreement with Cetera Financial Institutions to provide advisory and investment solutions to Regions customers. Through this agreement Regions Bank customers will have access to a full range of financial advisory services, including managed accounts, mutual funds, annuities, financial aid, and financial and retirement planning tools, provided by licensed business consultants based in Regions Bank branches.

Acquisition Program

A substantial portion of the growth of Regions from its inception as a bank holding company in 1971 has been through the acquisition of other financial institutions, including commercial banks and thrift institutions, and the assets and deposits of those financial institutions. As part of its ongoing strategic plan, Regions periodically evaluates business combination opportunities. Any future business combination or series of business combinations that Regions might undertake may be material to Regions’ financial condition, in terms of assets acquired or liabilities assumed. Historically, business combinations in the financial services industry have typically involved the payment of a premium over book and market values of assets and liabilities acquired. This practice could result in dilution of book value and net income per share for the acquirer.

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

Regions Bank is a member of the FDIC, and, as such, its deposits are insured by the FDIC to the extent provided by law. Regions Bank is an Alabama state-chartered bank and a member of the Federal Reserve System. It is generally subject to supervision and examination by both the Federal Reserve and the Alabama Banking Department. The Federal Reserve and the Alabama Banking Department regularly examine the operations of Regions Bank and are given authority to approve or disapprove mergers, acquisitions, consolidations, the establishment of branches and similar corporate actions. The federal and state banking regulators also have the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law. Regions Bank is subject to numerous statutes and regulations that affect its business activities and operations, including various consumer protection laws and regulations. As described below under “—Regulatory Reforms,” Regions Bank is also subject to supervision by the Consumer Financial Protection Bureau. Some of Regions’ non-bank subsidiaries are also subject to regulation by various federal and state agencies.

Regulatory Reforms

The events of the past few years have led to numerous new laws and regulations in the United States applicable to financial institutions. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which was enacted in July 2010, significantly restructures the financial regulatory regime in the United States and provides for enhanced supervision and prudential standards for, among other things, bank holding companies like Regions that have total consolidated assets of $50 billion or more. The implications of the Dodd-Frank Act for our business will depend to a large extent on the manner in which rules adopted pursuant to the Dodd-Frank Act are implemented by the Federal Reserve, the Consumer Financial Protection Bureau, the FDIC, the SEC, and other government agencies, as well as potential changes in market practices and structures in response to the requirements of those rules.

New laws or regulations or changes to existing laws and regulations (including changes in interpretation or enforcement) could materially adversely affect our financial condition or results of operations. As discussed further in this section, many aspects of the Dodd-Frank Act are subject to further rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on Regions and its subsidiaries or the financial services industry generally. In addition to the discussion in this section, see “Risk Factors—Recent legislation regarding the financial services industry may have a significant adverse effect on our operations” for a discussion of the potential impact legislative and regulatory reforms may have on our results of operations and financial condition.

Financial Stability Oversight Council.    The Dodd-Frank Act creates a new systemic risk oversight body, the Financial Stability Oversight Council (“FSOC”) to coordinate the efforts of the primary U.S. financial regulatory agencies (including the Federal Reserve, the FDIC and the SEC) in establishing regulations to address systemic financial stability concerns. The Dodd-Frank Act directs the FSOC to make recommendations to the Federal Reserve regarding supervisory requirements and prudential standards applicable to systemically important financial institutions (often referred to as “SIFI,” which includes bank holding companies with over $50 billion in assets, such as Regions), including capital, leverage, liquidity and risk-management requirements. The Dodd-Frank Act mandates that the requirements applicable to systemically important financial institutions be more stringent than those applicable to other financial companies. The Federal Reserve has discretionary authority to establish additional prudential standards, on its own or at the FSOC’s recommendation. The Dodd-Frank Act also requires the Federal Reserve to conduct annual analyses of such bank holding companies to evaluate whether the companies have sufficient capital on a total consolidated basis necessary to absorb losses as a result of adverse economic conditions.

Enhanced Supervision and Prudential Standards.    In December 2011, the Federal Reserve introduced a new proposal aimed at minimizing risks associated with “covered companies,” including U.S. bank holding companies with consolidated assets of $50 billion or more and other financial companies designated by the FSOC as systemically important (“Proposed SIFI Rules”). The Federal Reserve’s proposal includes risk-based capital and leverage requirements, liquidity requirements, stress tests, single-counterparty credit limits and overall risk management requirements, early remediation requirements and resolution planning and credit exposure reporting. The proposed rules would address a wide, diverse array of regulatory areas, each of which is highly complex. In some cases they would implement financial regulatory requirements being proposed for the first time, and in others overlap with other regulatory reforms. The proposed rules also address the Dodd-Frank Act’s early remediation requirements applicable to bank holding companies that have total consolidated assets of $50 billion or more. The proposed remediation rules are modeled after the prompt corrective action regime, described under “—Safety and Soundness Standards” below, but are designed to require action beginning in the earlier stages of a company’s financial distress by mandating action on the basis of arranged triggers, including capital and leverage, stress test results, liquidity, and risk management. Except as described in the second paragraph under “Federal Reserve’s Comprehensive Capital Analysis and Review” below regarding stress testing, the Proposed SIFI Rules have not become final as of February 2013. The full impact of the Proposed SIFI Rules on Regions is being analyzed, but will not be known until the rules, and other regulatory initiatives that overlap with these rules, are finalized and their combined impacts can be understood.

Federal Reserve’s Comprehensive Capital Analysis and Review.    In November 2011, the Federal Reserve published a final rule which requires U.S. bank holding companies with total consolidated assets of $50 billion or more (such as Regions) to submit annual capital plans, along with related stress test requirements, to the Federal Reserve for approval. The capital analysis and review process provided for in the rule is known as the Comprehensive Capital Analysis and Review (“CCAR”). The purpose of the capital plan is to ensure that these bank holding companies have robust, forward-looking capital planning processes that account for each company’s unique risks and that permit continued operations during times of economic and financial stress. The capital plans are required to be submitted on an annual basis. Such bank holding companies will also be required to collect and report certain related data on a quarterly basis to allow the Federal Reserve to monitor the companies’ progress against their annual capital plans. The comprehensive capital plans, which Regions prepares using Basel I capital guidelines, include a view of capital adequacy under the stress test scenarios described below. The effect of the rules is that, among other things, a covered bank holding company may not make a capital distribution unless it will meet all minimum regulatory capital ratios and will have a ratio of Tier 1 common equity to risk-weighted assets of at least 5% after making the distribution. The rules also provide that the Federal Reserve may object to a capital plan if the plan does not show that the covered bank holding company will maintain a Tier 1 common equity ratio of at least 5% on a pro forma basis under expected and stressful conditions throughout the nine-quarter planning horizon covered by the capital plan. Covered bank holding companies, including Regions, may execute capital actions such as paying dividends and repurchasing stock only in accordance with a capital plan that has been reviewed and approved by the Federal Reserve. The CCAR rules, consistent with prior Federal Reserve guidance, provide that capital plans contemplating dividend payout ratios exceeding 30% of after-tax net income will receive particularly close scrutiny.

The Proposed SIFI Rules, discussed earlier in this section under “Enhanced Supervision and Prudential Standards,” proposed to expand the stress testing requirements to include, among other things, stress testing by the Federal Reserve under three economic and financial scenarios: baseline, adverse and severely adverse scenarios. In October 2012, the Federal Reserve published final rules implementing that portion of the Proposed SIFI Rules expanding the stress testing requirements. Also, we are required to conduct our own semi-annual stress analysis (together with the Federal Reserve’s stress analysis, the “Stress Tests”) to assess the potential impact on Regions, including our consolidated earnings, losses and capital, under each of the economic and financial conditions used as part of the Federal Reserve’s annual stress analysis. The Federal Reserve may also use, and require companies to use, additional components in the adverse and severely adverse scenarios or additional or more complex scenarios designed to capture salient risks to specific lines of business. Regions Bank is also required by final Federal Reserve rules to conduct annual stress testing and report the results to the Federal Reserve.

Under the Federal Reserve’s guidance, the CCAR annual process for 2013 will be implemented in conjunction with the stress testing requirements described above. A summary of results of the Federal Reserve’s analysis under the severely adverse stress scenario will be publicly disclosed, and the bank holding companies subject to the rules, including Regions, must disclose a summary of the company-run severely adverse stress test results. Regions is required to include in its disclosure a summary of the severely adverse scenario stress test conducted by Regions Bank using the scenarios defined by the Federal Reserve. Regions submitted its 2013 CCAR rule capital plan to the Federal Reserve on January 7, 2013 and the Federal Reserve committed to responding by March 14, 2013.

Living Will Requirement.    As required by the Dodd-Frank Act, the Federal Reserve and the FDIC have jointly issued a final rule that requires certain organizations, including each bank holding company with consolidated assets of $50 billion or more, to report periodically to regulators a plan (a so-called “living will”) for their rapid and orderly resolution in the event of material financial distress or failure. Regions’ resolution plan must, among other things, ensure that our depository institution subsidiary is adequately protected from risks arising from our other subsidiaries. The final rule sets specific standards for the resolution plans, including requiring strategic analysis of the plan’s components, a description of the range of specific actions the company proposes to take in resolution, and a description of the company’s organizational structure, material entities, interconnections and interdependencies, and management information systems, among other elements. The plan must be submitted annually for review to the Federal Reserve and the FDIC.

In addition, the FDIC has issued a final rule that requires insured depository institutions with $50 billion or more in total assets, such as Regions Bank, to submit to the FDIC for review periodic contingency plans for resolution in the event of the institution’s failure. The rule requires these insured institutions to submit a resolution plan that will enable the FDIC, as receiver, to resolve the bank in a manner that ensures that depositors receive access to their insured deposits within one business day of the institution’s failure, maximizes the net-present-value return from the sale or disposition of its assets, and minimizes the amount of any loss to be realized by the institution’s creditors. The final rule also sets specific standards for the resolution plans, including requiring a strategic analysis of the plan’s components, a description of the strategies for achieving the least costly resolution, and analyses of the financial company’s organization, material entities, interconnections and interdependencies, and management information systems, among other elements. The two “living will” rules are complementary.

Consumer Financial Protection Bureau.    The Dodd-Frank Act created the Consumer Financial Protection Bureau (the “CFPB”), a new consumer financial services regulator. The CFPB is directed to prevent unfair, deceptive and abusive practices and ensure that all consumers have access to fair, transparent, and competitive markets for consumer financial products and services. The Dodd-Frank Act gives the CFPB authority to enforce and issue rules and regulations implementing existing consumer protection laws and responsibility for all such existing regulations. Depository institutions with assets exceeding $10 billion, such as Regions Bank, their affiliates, and other “larger participants” in the markets for consumer financial services (as determined by the CFPB) are subject to direct supervision by the CFPB, including any applicable examination, enforcement and reporting requirements the CFPB may establish.

Orderly Liquidation Authority.    The Dodd-Frank Act creates the Orderly Liquidation Authority (“OLA”), a resolution regime for systemically important non-bank financial companies and their non-bank affiliates, including bank holding companies, under which the FDIC may be appointed receiver to liquidate such a company if, among other conditions, the company is in danger of default and presents a systemic risk to U.S. financial stability. This determination must come after supermajority recommendations by the Federal Reserve and the FDIC and consultation between the Secretary of the U.S. Treasury and the President. This resolution authority is generally based on the FDIC resolution model for depository institutions, and substantial differences exist between the rights of creditors under the U.S. Bankruptcy Code and in an orderly liquidation authority proceeding including the ability of the FDIC to disregard the strict priority of creditor claims in some circumstances, the use of an administrative claims procedure to determine creditors’ claims (as opposed to the judicial procedure utilized in bankruptcy proceedings), and the ability of the FDIC to transfer claims to a “bridge” entity. In addition, OLA limits the ability of creditors to enforce contractual cross-defaults against potentially viable affiliates of the institution in receivership.

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

U.S. Department of Treasury’s Assessment Fee Program.    In December 2011, the U.S. Department of the Treasury (“U.S. Treasury”) issued a proposed rule to implement Section 155 of the Dodd-Frank Act. Section 155 requires the U.S. Treasury to establish an assessment schedule for bank holding companies with total consolidated assets of $50 billion or more. The rule became effective for bank holding companies on July 20, 2012, and, under the program, Regions is required to pay assessments on a semiannual basis to cover expenses associated with the Office of Financial Research, the FSOC, and the FDIC’s Orderly Liquidation Authority. Regions believes the assessment will not be material to its consolidated financial position, results of operations or cash flows.

Volcker Rule.    The Dodd-Frank Act requires the federal financial regulatory agencies to adopt rules that prohibit banks and their affiliates from engaging in proprietary trading and investing in and sponsoring certain unregistered investment companies (defined as hedge funds and private equity funds). The statutory provision is commonly called the “Volcker Rule.” In October 2011, federal regulators proposed rules to implement the Volcker Rule that included an extensive request for comments on the proposal, which comment period closed in February 2012. The proposed rules are highly complex, and, because final rules have not yet been adopted, many aspects of their application remain uncertain. Based on the proposed rules, Regions does not currently anticipate that the Volcker Rule will have a material effect on the operations of Regions and its subsidiaries. Regions may incur costs if it is required to adopt additional policies and systems to ensure compliance with the Volcker Rule. Until a final rule is adopted, the precise financial impact of the rule on Regions, its customers or the financial industry more generally, cannot be determined.

Permissible Activities under the BHC Act

In general, the BHC Act limits the activities permissible for bank holding companies to the business of banking, managing or controlling banks and such other activities as the Federal Reserve has determined to be so closely related to banking as to be properly incident thereto. A bank holding company electing to be treated as a financial holding company may also engage in a range of activities that are (i) financial in nature or incidental to such financial activity or (ii) complementary to a financial activity and that do not pose a substantial risk to the safety and soundness of a depository institution or to the financial system generally. These activities include securities dealing, underwriting and market making, insurance underwriting and agency activities, merchant banking and insurance company portfolio investments.

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

Currently the minimum guideline for the ratio of total capital (“Total capital”) to risk-weighted assets (including certain off-balance sheet items, such as standby letters of credit) is 8.0 percent. The regulatory capital rules state that voting common stockholders’ equity should be the predominant element within Tier 1 capital and that banking organizations should avoid over-reliance on non-common equity elements. At least half of the Total capital must be “Tier 1 capital,” which currently consists of qualifying common equity, qualifying noncumulative perpetual preferred stock (including related surplus), senior perpetual preferred stock issued to the U.S. Treasury as part of the Troubled Asset Relief Program Capital Purchase Program, minority interests relating to qualifying common or noncumulative perpetual preferred stock issued by a consolidated U.S. depository institution or foreign bank subsidiary, and certain “restricted core capital elements,” as discussed below, less goodwill and certain other intangible assets. Currently, “Tier 2 capital” may consist of, among other things, qualifying subordinated debt, mandatorily convertible debt securities, preferred stock and trust preferred securities not included in the definition of Tier 1 capital, and a limited amount of the allowance for loan losses. Non-cumulative perpetual preferred stock, trust preferred securities and other so-called “restricted core capital elements” are currently limited to 25 percent of Tier 1 capital. Pursuant to the Dodd-Frank Act, trust preferred securities will be phased-out of the definition of Tier 1 capital of bank holding companies having consolidated assets exceeding $500 million, such as Regions, over a three-year period beginning in January 2013.

Currently the minimum guideline to be considered well-capitalized for Tier 1 capital and Total capital is 6.0 percent and 10.0 percent, respectively. As of December 31, 2012, Regions’ consolidated Tier 1 capital to risk-adjusted assets and Total capital to risk-adjusted assets ratios were 12.00 percent and 15.38 percent, respectively. The elements currently comprising Tier 1 capital and Tier 2 capital and the minimum Tier 1 capital and Total capital ratios may be subject to change in the future, as discussed in greater detail below. The risk-based capital rules state that the capital requirements are minimum standards based primarily on broad credit-risk considerations and do not take into account the other types of risk a banking organization may be exposed to (e.g., interest rate, market, liquidity and operational risks).

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

In July 2008, the U.S. bank regulatory agencies issued a proposed rule that would provide banking organizations that do not use the advanced approaches with the option to implement a new risk-based capital framework. This framework would adopt the standardized approach of Basel II for credit risk, the basic indicator approach of Basel II for operational risk, and related disclosure requirements. While this proposed rule generally parallels the relevant approaches under Basel II, it diverges where United States markets have unique characteristics and risk profiles, most notably with respect to risk weighting residential mortgage exposures. Comments on the proposed rule were due to the agencies by October 27, 2008. The U.S. bank regulatory agencies did not take any other action on the 2008 proposed rule. On August 30, 2012, the agencies included in their Basel III rulemakings a proposed rule that builds on and expands the July 2008 proposed rule by, among other things, making the standardized approach applicable to all subject banks (a change from optional application included in the 2008 rule), as discussed below.

In August 2012, the Federal Reserve, the FDIC, the Office of the Comptroller of the Currency and the Department of the Treasury issued a revised Market Risk capital rule. The final rule applies to any U.S. banking organization, such as Regions, with combined trading assets and liabilities of at least $1 billion, or 10 percent of its total assets, based on its most recent Call Report. Effective on January 1, 2013, the new, revised Market Risk Rule added additional modeling and reporting requirements, including Stressed Value-at-Risk (SVaR), and enhanced profit and loss reporting and back-testing. The new Market Risk Rule increases the calculated risk-weighted assets attributable to trading market risk, but will not have a material impact on Regions’ total risk-weighted assets.

Basel III Standards.    In December 2010, the Basel Committee released its final framework for strengthening international capital and liquidity regulation, now officially identified by the Basel Committee as “Basel III.” Basel III, when implemented by the U.S. bank regulatory agencies and fully phased-in, will require bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity. Basel III provided that the capital calculation changes would become effective in stages, beginning January 1, 2013 and fully phased-in on January 1, 2019. As noted below, the Federal Reserve has delayed indefinitely the effective dates for implementation of Basel III.

On August 30, 2012, the Federal Reserve, the FDIC and the Office of the Comptroller of the Currency published notices of three proposed rules implementing the Basel III capital provisions (the “Basel III Proposed Rules”). Initial versions of the proposed rules were first published by the Federal Reserve on June 7, 2012. The Basel III Proposed Rules generally follow the Basel III provisions, and, among other things, establish new risk-based and leverage capital ratios (described below) and narrow the definition of what constitutes capital for purposes of calculating those ratios. Also included in the Basel III Proposed Rules is a proposed rule that revises and in effect replaces the general risk-based capital requirements currently in effect with a much more risk-sensitive standardized approach similar to the standardized approach adopted by Basel II.

In particular, the Basel III Proposed Rules:

•

introduce as a new capital measure “Common Equity Tier 1,” or “CET1,” specifies that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements, defines CET1 narrowly by requiring that most adjustments to regulatory capital measures be made to CET1 and not to the other components of capital, and expand the scope of the adjustments as compared to existing regulations;

•	require banks to maintain once the Basel III provisions are fully phased in:

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

•

for institutions with less than $250 billion in consolidated assets and on-balance sheet foreign exposures of less than $10 billion, a minimum leverage ratio of 4.0 percent, calculated as the ratio of Tier 1 capital to total on-balance sheet exposures net of deductions from Tier 1 capital; and

•

under some circumstances, a “countercyclical capital buffer,” generally to be imposed when national regulators determine that excess aggregate credit growth becomes associated with a buildup of systemic risk, that would be a CET1 add-on to the capital conservation buffer in the range of 0 percent to 2.5 percent when fully implemented (potentially resulting in total buffers of between 2.5 percent and 5 percent). Under the Basel III Proposed Rules, as originally drafted, the countercyclical capital buffer only applies to institutions with more than $250 billion in consolidated assets or on-balance sheet foreign exposures greater than $10 billion.

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

Citing the large number of comments received in response to the Basel III Proposed Rules, on November 9, 2012 the Federal Reserve issued a press release indefinitely delaying the effective date of the proposed rules and the Basel III capital requirements. As of February 2013, no additional guidance has been provided regarding the effective dates for the Basel III Proposed Rules and the Basel III capital framework.

In July 2011, the Basel Committee introduced a consultative document establishing a requirement for a capital surcharge on certain globally systemically important banks (“G-SIBs”), and in November 2011, the Basel Committee issued final provisions substantially unchanged from the previous proposal. An “indicator-based approach” will be used to determine whether a bank is a G-SIB and the appropriate level of the surcharge to be applied. The “indicator-based approach” consists of five broad categories: size, interconnectedness, lack of substitutability, cross-jurisdictional activity and complexity. Under Basel III, banks found to be G-SIBs will be subject to a progressive CET1 surcharge ranging from 1% to 3.5% over the Basel III 7% CET1 requirement. The Basel III Proposed Rules do not address this surcharge although the U.S. bank regulatory agencies indicated in the proposed rules that they plan to implement a surcharge for all, or a portion, of the banks with $50 billion or more in consolidated assets, based on the approach taken by the Basel Committee. The surcharge was originally intended to become fully effective on January 1, 2019. Regions is not currently subject to this CET1 surcharge. However, it is possible that regional banking organizations may be subject to CET1 or other surcharges in the future.

The Basel III Proposed Rules contemplated that the Basel III final framework would become effective January 1, 2013, with the full requirements being phased in over a number of years. Under the proposed rules, banking institutions initially would be required to meet the following minimum capital ratios:

•	3.5 percent CET1 to risk-weighted assets;

•	4.5 percent Tier 1 capital to risk-weighted assets; and

•	8.0 percent Total capital to risk-weighted assets.

Because the Federal Reserve has delayed indefinitely the effective date of the Basel III Proposed Rules, these minimum capital ratios are not currently in effect.

The Basel III final framework provides for a number of new deductions from and adjustments to CET1, such as the requirement that mortgage servicing rights, deferred tax assets and significant investments in non-consolidated financial entities be deducted from CET1.

Under Basel III, implementation of the deductions and other adjustments to CET1 would have begun on January 1, 2014, with a five-year phase-in period (20 percent per year). The capital conservation buffer would have been implemented on January 1, 2016 at 0.625 percent and phased in over a four-year period (increasing by 0.625 percent on each subsequent January 1, until it reached 2.5 percent on January 1, 2019).

Leverage Requirements.    Neither Basel I nor Basel II includes a leverage requirement as an international standard; however, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies to be considered well-capitalized. These guidelines provide for a minimum ratio of Tier 1 capital to total consolidated quarterly average assets (as defined for regulatory purposes), net of the loan loss reserve, goodwill and certain other intangible assets (the “leverage ratio”), of 4.0 percent for all bank holding companies, with a lower 3.0 percent minimum for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. The Basel III Proposed Rules would remove the more permissive 3.0 percent leverage ratio currently available under the rules for certain highly rated banking organizations.

Regions’ leverage ratio at December 31, 2012 as defined under Basel I was 9.65 percent.

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

Liquidity Requirements.    Historically, regulation and monitoring of bank and bank holding company liquidity has been addressed as a supervisory matter, both in the U.S. and internationally, without required formulaic measures. The Basel III final framework requires banks and bank holding companies to measure their liquidity against specific liquidity tests that, although similar in some respects to liquidity measures historically applied by banks and regulators for management and supervisory purposes, going forward will be required by regulation. One test, referred to as the liquidity coverage ratio (“LCR”), is designed to ensure that the banking entity maintains an adequate level of unencumbered high-quality liquid assets equal to the entity’s expected net cash outflow for a 30-day time horizon (or, if greater, 25 percent of its expected total cash outflow) under an acute liquidity stress scenario. The other, referred to as the net stable funding ratio (“NSFR”), is designed to promote more medium- and long-term funding of the assets and activities of banking entities over a one-year time horizon. These requirements will incentivize banking entities to increase their holdings of U.S. Treasury securities and other sovereign debt as a component of assets and increase the use of long-term debt as a funding source. The Basel III liquidity framework contemplates that the LCR will be subject to an observation period continuing through mid-2013 and subject to any revisions resulting from the analyses conducted and data collected during the observation period, implemented as a minimum standard on January 1, 2015. Similarly, it contemplates that the NSFR will be subject to an observation period through mid-2016 and, subject to any revisions resulting from the analyses conducted and data collected during the observation period, implemented as a minimum standard by January 1, 2018. In January 2013, the Basel Committee issued amendments to the LCR that, among other things, includes an easing of the phase-in period. Institutions must be in 60% compliance with the minimum LCR as of January 1, 2015 (rather than 100% compliance as originally contemplated), increasing 10% each year thereafter with 100% compliance required as of January 1, 2019. The amendments did not address the NSFR.

As discussed above under “—Regulatory Reforms,” the Proposed SIFI Rules address liquidity requirements for bank holding companies including Regions, with $50 billion or more in total consolidated assets. In the release accompanying those rules, the Federal Reserve states a general intention to incorporate the Basel III liquidity framework for the bank holding companies covered by the Proposed SIFI Rules or a “subset” of those bank holding companies. Although these rules do not include prescriptive ratios like the LCR and NSFR, they do include detailed liquidity-related requirements, including requirements for cash flow projections, liquidity stress testing (including, at a minimum, over time horizons that include an overnight time horizon, a 30-day time horizon, a 90-day time horizon and a 1-year time horizon), and a requirement that covered bank holding companies maintain a liquidity buffer of unencumbered highly liquid assets sufficient to meet projected net cash outflows and the projected loss or impairment of existing funding sources for 30 days over a range of liquidity stress scenarios. As discussed under “—Enhanced Supervision and Prudential Standards” above, in October 2012 the Federal Reserve published final rules implementing that portion of the Proposed SIFI Rules that addresses stress testing. As of February 2013, final SIFI rules addressing liquidity requirements for bank holding companies have not been adopted.

Capital Requirements of Regions Bank.    Regions Bank is subject to substantially similar capital requirements as those applicable to Regions. As of December 31, 2012, Regions Bank was in compliance with applicable minimum capital requirements. Failure to meet capital guidelines could subject a bank to a variety of enforcement remedies, including the termination of deposit insurance by the FDIC, and to certain restrictions on its business. See “—Regulatory Remedies under the FDIA” below.

Safety and Soundness Standards

Guidelines adopted by the federal bank regulatory agencies pursuant to the Federal Deposit Insurance Act, as amended (the “FDIA”), establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees and benefits. In general, these guidelines require, among other things, appropriate systems and practices to identify and manage the risk and exposures specified in the guidelines. Additionally, the agencies adopted regulations that authorize, but do not require, an agency to order an institution that has been given notice by an agency that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an acceptable compliance plan, the agency must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized institution is subject under the FDIA. See “—Regulatory Remedies under the FDIA” below. If an institution fails to comply with such an order, the agency may seek to enforce such order in judicial proceedings and to impose civil money penalties.

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

The Basel III Proposed Rules discussed above under “-Capital Requirements” would amend the prompt corrective action requirements in certain respects, including adding a CET1 risk-based capital ratio as one of the metrics (with a minimum of 6.5% for well-capitalized status) and increasing the Tier 1 risk-based capital ratio required at various levels (for example, from 6.0% to 8.0% for well-capitalized status).

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

Under Alabama law, Regions Bank may not pay a dividend in excess of 90 percent of its net earnings until the bank’s surplus is equal to at least 20 percent of capital. Regions Bank is also required by Alabama law to seek the approval of the Alabama Superintendent of Banking prior to the payment of dividends if the total of all dividends declared by Regions Bank in any calendar year will exceed the total of (a) Regions Bank’s net earnings for that year, plus (b) its retained net earnings for the preceding two years, less any required transfers to surplus. The statute defines net earnings as the remainder of all earnings from current operations plus actual recoveries on loans and investments and other assets, after deducting from the total thereof all current operating expenses, actual losses, accrued dividends on preferred stock, if any, and all federal, state and local taxes. Regions Bank cannot, without approval from the Federal Reserve and the Alabama Superintendent of Banking, declare or pay a dividend to Regions unless Regions Bank is able to satisfy the criteria discussed above. In addition to dividend restrictions, Federal statutes also prohibit unsecured loans from banking subsidiaries to the parent company, as discussed below under “—Transactions with Affiliates”.

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

Transactions with Affiliates

There are various legal restrictions on the extent to which Regions and its non-bank subsidiaries may borrow or otherwise obtain funding from Regions Bank. In general, Sections 23A and 23B of the Federal Reserve Act and Federal Reserve Regulation W require that any “covered transaction” by Regions Bank (or its subsidiaries) with an affiliate that is an extension of credit must be secured by designated amounts of specified collateral and must be limited to (a) in the case of any single such affiliate, the aggregate amount of covered transactions of Regions Bank and its subsidiaries may not exceed 10 percent of the capital stock and surplus of Regions Bank, and (b) in the case of all affiliates, the aggregate amount of covered transactions of Regions Bank and its subsidiaries may not exceed 20 percent of the capital stock and surplus of Regions Bank. “Covered transactions” are defined by statute to include, among other things, a loan or extension of credit, as well as a purchase of securities issued by an affiliate, a purchase of assets (unless otherwise exempted by the Federal Reserve) from the affiliate, the acceptance of securities issued by the affiliate as collateral for a loan, and the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate. The Dodd-Frank Act significantly expanded the coverage and scope of the limitations on affiliate transactions within a banking organization. For example, commencing in July 2012, the Dodd-Frank Act requires that the 10% of capital limit on covered transactions begin to apply to financial subsidiaries. Commencing in July 2012, Dodd-Frank also expands the definition of a “covered transaction” to include derivatives transactions and securities lending transactions with a non-bank affiliate under which a bank (or a subsidiary) has credit exposure (with the term “credit exposure” to be defined by the Federal Reserve under its existing rulemaking authority). Collateral requirements will apply to such transactions as well as to certain repurchase and reverse repurchase agreements. All covered transactions, including certain additional transactions (such as transactions with a third party in which an affiliate has a financial interest), must be conducted on market terms. The Federal Reserve has indicated that it expects to request comment on a proposed rule in 2013 regarding the Dodd-Frank revisions to Sections 23A and 23B.

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

Deposit Insurance Assessments.    Regions Bank pays deposit insurance premiums to the FDIC based on an assessment rate established by the FDIC. Regions’ FDIC assessment rates were previously calculated based upon a combination of regulatory ratings and financial ratios. However, in February 2011, the FDIC adopted a final rule (the “New Assessment Rule”), which took effect on April 1, 2011, to revise the deposit insurance assessment system for large institutions. The New Assessment Rule creates a two scorecard system for large institutions, one for most large institutions that have more than $10 billion in assets, such as Regions Bank, and another for “highly complex” institutions that have over $50 billion in assets and are fully owned by a parent with over $500 billion in assets. Each scorecard has a performance score and a loss-severity score that are combined to produce a total score, which is translated into an initial assessment rate. In calculating these scores, the FDIC utilizes the bank’s supervisory (“CAMELS”) ratings as well as forward-looking financial measures to assess an institution’s ability to withstand asset-related stress and funding-related stress. The FDIC has the ability to make discretionary adjustments to the total score, up or down, based upon significant risk factors that are not adequately captured in the scorecard. The total score is then translated to an initial base assessment rate on a non-linear, sharply-increasing scale. For large institutions, including Regions Bank, the initial base assessment rate ranges from 5 to 35 basis points on an annualized basis (basis points representing cents per $100). After the effect of potential base-rate adjustments, the total base assessment rate could range from 2.5 to 45 basis points on an annualized basis. The potential adjustments to an institution’s initial base assessment rate include (i) a potential decrease of up to 5 basis points for certain long-term unsecured debt (“unsecured debt adjustment”) and (ii) (except for well-capitalized institutions with a CAMELS rating of 1 or 2) a potential increase of up to 10 basis points for brokered deposits in excess of 10% of domestic deposits (“brokered deposit adjustment”). As the DIF reserve ratio grows, the rate schedule will be adjusted downward. Additionally, the rule includes a new adjustment for depository institution debt whereby an institution will pay an additional premium equal to 50 basis points on every dollar (above 3% of an institution’s Tier 1 capital) of long-term, unsecured debt held that was issued by another insured depository institution, excluding debt guaranteed under the FDIC’s Temporary Liquidity Guarantee Program (TLGP). The New Assessment Rule also changed the deposit insurance assessment base from deposits to the average of consolidated total assets less the average tangible equity of the insured depository institution during the assessment period.

Regions began using the New Assessment Rule for FDIC expense calculations beginning with the second quarter of 2011. During 2011, FDIC insurance expense decreased $3 million to $217 million. Regions insurance expense further decreased by $55 million to $162 million during 2012. The level of FDIC deposit expense is expected to fluctuate over time depending on the results of the calculations using the factors discussed above.

The FDIA establishes a minimum ratio of deposit insurance reserves to estimated insured deposits, the designated reserve ratio (the “DRR”), of 1.15 percent prior to September 2020 and 1.35 percent thereafter. On December 20, 2010, the FDIC issued a final rule setting the DRR at 2 percent. Because the DRR fell below 1.15 percent as of June 30, 2008, and was expected to remain below 1.15 percent, the FDIC was required to establish and implement a restoration plan that would restore the reserve ratio to at least 1.15 percent within five years. In October 2008, the FDIC adopted such a restoration plan (the “Restoration Plan”). In February 2009, in light of the extraordinary challenges facing the banking industry, the FDIC amended the Restoration Plan to allow seven years for the reserve ratio to return to 1.15 percent. In October 2009, the FDIC passed a final rule extending the term of the Restoration Plan to eight years. This final rule also included a provision that implements a uniform three basis point increase in assessment rates, effective January 1, 2011, to help ensure that the reserve ratio returns to at least 1.15 percent within the eight year period called for by the Restoration Plan. In October 2010, the FDIC adopted a new restoration plan to ensure the DRR reaches 1.35 percent by September 2020. As part of the revised plan, the FDIC did not implement the uniform three-basis point increase in assessment rates that was scheduled to take place in January 2011. The FDIC will, at least semi-annually, update its income and loss projections for the DIF and, if necessary, propose rules to further increase assessment rates. In addition, on January 12, 2010, the FDIC announced that it would seek public comment on whether banks with compensation plans that encourage risky behavior should be charged higher deposit assessment rates than such banks would otherwise be charged. Comments were due February 18, 2010. As of February 2013, no rule has been adopted. See also “—Incentive Compensation” below.

We cannot predict whether, as a result of an adverse change in economic conditions or other reasons, the FDIC will in the future further increase deposit insurance assessment levels. For more information, see the “Deposit Administrative Fees” section of Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation” of this Annual Report on Form 10-K.

FICO Assessments.    In addition, the Deposit Insurance Funds Act of 1996 authorized the Financing Corporation (“FICO”) to impose assessments on DIF applicable deposits in order to service the interest on FICO’s bond obligations from deposit insurance fund assessments. The amount assessed on individual institutions by FICO will be in addition to the amount, if any, paid for deposit insurance according to the FDIC’s risk-related assessment rate schedules. FICO assessment rates may be adjusted quarterly to reflect a change in assessment base. Regions Bank had a FICO assessment of $7 million in FDIC deposit premiums in 2012.

Acquisitions

The BHC Act requires every bank holding company to obtain the prior approval of the Federal Reserve before: (1) it may acquire direct or indirect ownership or control of any voting shares of any bank or savings and loan association, if after such acquisition, the bank holding company will directly or indirectly own or control 5 percent or more of the voting shares of the institution; (2) it or any of its subsidiaries, other than a bank, may acquire all or substantially all of the assets of any bank or savings and loan association; or (3) it may merge or consolidate with any other bank holding company. Financial holding companies and bank holding companies with consolidated assets exceeding $50 billion must (i) obtain prior approval from the Federal Reserve before acquiring certain non-bank financial companies with assets exceeding $10 billion and (ii) provide prior written notice to the Federal Reserve before acquiring direct or indirect ownership or control of any voting shares of any company having consolidated assets of $10 billion or more. Bank holding companies seeking approval to complete an acquisition must be well-capitalized and well-managed.

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

In January 2010, the FDIC announced that it would seek public comment on whether banks with compensation plans that encourage risky behavior should be charged higher deposit assessment rates than such banks would otherwise be charged. The comment period ended in February 2010. As of February 2013, a final rule has not been adopted.

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

In April 2011, the Federal Reserve, other federal banking agencies and the Securities and Exchange Commission jointly published proposed rulemaking designed to implement provisions of the Dodd-Frank Act prohibiting incentive compensation arrangements that would encourage inappropriate risk taking at a covered institution, which includes a bank or bank holding company with $1 billion or more of assets, such as Regions and Regions Bank. The proposed rule (i) prohibits incentive-based compensation arrangements that encourage executive officers, employees, directors or principal shareholders to expose the institution to inappropriate risks by providing excessive compensation (based on the standards for excessive compensation adopted pursuant to the FDIA) and (ii) prohibits incentive-based compensation arrangements for executive officers, employees, directors or principal shareholders that could lead to a material financial loss for the institution. The proposed rule requires covered institutions to establish policies and procedures for monitoring and evaluating their compensation practices. Institutions with consolidated assets of $50 billion or more, such as Regions, are subject to additional restrictions on compensation arrangements for their executive officers and any other persons indentified by the institution’s board of directors as having the ability to expose the institution to substantial losses. The comment period ended in May 2011, but final rules have not been adopted as of February 2013. These regulations may become effective before the end of 2013. If the regulations are adopted in the form initially proposed, they will impose limitations on the manner in which we may structure compensation for our executives.

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

USA PATRIOT Act

A focus of governmental policy relating to financial institutions in recent years has been aimed at combating money laundering and terrorist financing. The USA PATRIOT Act of 2001 (the “USA PATRIOT Act”) broadened the application of anti-money laundering regulations to apply to additional types of financial institutions such as broker-dealers, investment advisors and insurance companies, and strengthened the ability of the U.S. Government to help prevent, detect and prosecute international money laundering and the financing of terrorism. The principal provisions of Title III of the USA PATRIOT Act require that regulated financial institutions, including state member banks: (i) establish an anti-money laundering program that includes training and audit components; (ii) comply with regulations regarding the verification of the identity of any person seeking to open an account; (iii) take additional required precautions with non-U.S. owned accounts; and (iv) perform certain verification and certification of money laundering risk for their foreign correspondent banking relationships. Failure of a financial institution to comply with the USA PATRIOT Act’s requirements could have serious legal and reputational consequences for the institution. Regions’ banking and insurance subsidiaries have augmented their systems and procedures to meet the requirements of these regulations and will continue to revise and update their policies, procedures and controls to reflect changes required by the USA PATRIOT Act and implementing regulations.

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

Competition

All aspects of Regions’ business are highly competitive. Regions’ subsidiaries compete with other financial institutions located in the states in which they operate and other adjoining states, as well as large banks in major financial centers and other financial intermediaries, such as savings and loan associations, credit unions, consumer finance companies, brokerage firms, insurance companies, investment companies, mutual funds, mortgage companies and financial service operations of major commercial and retail corporations. Regions expects competition to intensify among financial services companies due to the sustained low interest rate and ongoing low-growth economic environment.

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

Employees

As of December 31, 2012, Regions and its subsidiaries had 23,427 employees.

Available Information

Regions maintains a website at www.regions.com. Regions makes available on its website free of charge its annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports which are filed with or furnished to the SEC pursuant to Section 13(a) of the Securities Exchange Act of 1934. These documents are made available on Regions’ website as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. Also available on the website are Regions’ (i) Corporate Governance Principles, (ii) Code of Business Conduct and Ethics, (iii) Code of Ethics for Senior Financial Officers, and (iv) the charters of its Nominating and Corporate Governance Committee, Audit Committee, Compensation Committee and Risk Committee.

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

Dramatic declines in the housing market during recent years, with falling home prices, increased numbers of foreclosures and higher levels of unemployment and under-employment, have adversely affected the credit performance of real estate-related loans and resulted in, and may continue to result in, significant write-downs of asset values by us and other financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other securities and loans, have caused many financial institutions to seek additional capital, to reduce or eliminate dividends, to merge with larger and stronger institutions and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced, and in some cases, ceased to provide funding to borrowers, including financial institutions.

Although the economic slowdown that the United States experienced has begun to reverse and the markets have generally improved, business activities across a wide range of industries continue to face serious difficulties due to the lack of consumer spending and demand. Continued weakness in or a worsening of business and economic conditions generally or specifically in the principal markets in which we do business could have one or more of the following adverse effects on our business:

•	A decrease in the demand for, or the availability of, loans and other products and services offered by us;

•	A decrease in the value of our loans held for sale or other assets secured by consumer or commercial real estate;

•	An impairment of certain intangible assets, such as goodwill;

•	A decrease in interest income from variable rate loans, due to declines in interest rates; and

•

An increase in the number of clients and counterparties who become delinquent, file for protection under bankruptcy laws or default on their loans or other obligations to us. An increase in the number of delinquencies, bankruptcies or defaults could result in a higher level of nonperforming assets, net charge-offs, provisions for loan losses, and valuation adjustments on loans held for sale.

Overall, during the past several years, the general business environment has had an adverse effect on our business. Although the general business environment has shown some improvement, there can be no assurance that it will continue to improve. Additionally, the improvement of certain economic indicators, such as real estate asset values and rents and unemployment, may vary between geographic markets and may continue to lag behind improvement in the overall economy. These economic indicators typically affect certain industries, such as real estate and financial services, more significantly than other economic sectors. For example, improvements in commercial real estate fundamentals typically lag broad economic recovery by twelve to eighteen months. Our clients include entities active in the real estate and financial services industries. Furthermore, financial services companies with a substantial lending business, like ours, are dependent upon the ability of their borrowers to make debt service payments on loans. If economic conditions worsen or remain volatile, our business, financial condition and results of operations could be materially adversely affected. Concerns about the European Union’s sovereign debt and the future of the euro have also caused uncertainty for financial markets globally. Such risks could indirectly affect us by affecting our hedging or other counterparties, as well as our customers with European businesses or assets denominated in the euro or companies in our markets with European businesses or affiliates.

Ineffective liquidity management could adversely affect our financial results and condition.

Effective liquidity management is essential for the operation of our business. We require sufficient liquidity to meet customer loan requests, customer deposit maturities/withdrawals, payments on our debt obligations as they come due and other cash commitments under both normal operating conditions and other unpredictable circumstances causing industry or general financial market stress. Our access to funding sources in amounts adequate to finance our activities on terms that are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy generally. Factors that could detrimentally impact our access to liquidity sources include a downturn in the geographic markets in which our loans and operations are concentrated or difficult credit markets. Our access to deposits may also be affected by the liquidity needs of our depositors. In particular, a majority of our liabilities during 2012 were checking accounts and other liquid deposits, which are payable on demand or upon several days’ notice, while by comparison, a substantial majority of our assets were loans, which cannot be called or sold in the same time frame. Although we have historically been able to replace maturing deposits and advances as necessary, we might not be able to replace such funds in the future, especially if a large number of our depositors seek to withdraw their accounts, regardless of the reason. A failure to maintain adequate liquidity could materially and adversely affect our business, results of operations or financial condition.

Our operations are concentrated in the Southeastern United States, and adverse changes in the economic conditions in this region can adversely affect our performance and credit quality.

Our operations are concentrated in the Southeastern United States, particularly in the states of Alabama, Arkansas, Georgia, Florida, Louisiana, Mississippi and Tennessee. As a result, local economic conditions in the Southeastern United States can significantly affect the demand for the products offered by Regions Bank (including real estate, commercial and construction loans), the ability of borrowers to repay these loans and the value of the collateral securing these loans. Since 2008, the national real estate market has experienced a significant decline in value, and the value of real estate in the Southeastern United States in particular declined significantly more than real estate values in the United States as a whole. This decline has had an adverse impact on some of our borrowers and on the value of the collateral securing many of our loans. This decline may continue to affect borrowers and collateral values, which could adversely affect our currently performing loans, leading to future delinquencies or defaults and increases in our provision for loan losses. Further or continued adverse changes in these economic conditions could materially adversely affect our business, results of operations or financial condition.

Hurricanes and other weather-related events, as well as man-made disasters, could cause a disruption in our operations or other consequences that could have an adverse impact on our results of operations.

A significant portion of our operations are located in the areas bordering the Gulf of Mexico and the Atlantic Ocean, regions that are susceptible to hurricanes, or in areas of the Southeastern United States that are susceptible to tornadoes and other severe weather events. Such weather events can cause disruption to our operations and could have a material adverse effect on our overall results of operations. We maintain hurricane insurance, including coverage for lost profits and extra expense; however, there is no insurance against the disruption that a catastrophic hurricane could produce to the markets that we serve. Further, a hurricane or severe tornado in any of our market areas could adversely impact the ability of borrowers to timely repay their loans and may adversely affect the value of any collateral held by us. Man-made disasters and other events connected with the Gulf of Mexico or Atlantic Ocean, such as the 2010 Gulf oil spill, could have similar effects. Some of the states in which we operate have in recent years experienced extreme droughts. The severity and impact of future hurricanes, severe tornadoes, droughts and other weather-related events are difficult to predict and may be exacerbated by global climate change. The effects of past or future hurricanes, severe tornadoes, droughts and other weather-related events, as well as man-made disasters, could have a material adverse effect on our business, financial condition or results of operations.

Continued weakness in the residential real estate markets could adversely affect our performance.

As of December 31, 2012, consumer residential real estate loans represented approximately 33.5 percent of our total loan portfolio. This portion of our loan portfolio has been under pressure for several years as disruptions in the financial markets and the deterioration in housing markets and general economic conditions have caused a decline in home values, real estate market demand and the credit quality of borrowers. Any further declines in home values would adversely affect the value of collateral securing the residential real estate that we hold, as well as the volume of loan originations and the amount we realize on sale of real estate loans. These factors could result in higher delinquencies and greater charge-offs in future periods, which could materially adversely affect our business, financial condition or results of operations.

Continued weakness in the commercial real estate markets could adversely affect our performance.

Facing continuing pressure from reduced asset values, high vacancy rates and reduced rents, the fundamentals within the commercial real estate sector also remain weak. As of December 31, 2012, approximately 10.4 percent of our loan portfolio consisted of investor real estate loans. The properties securing income-producing investor real estate loans are typically not fully leased at the origination of the loan. The borrower’s ability to repay the loan is instead dependent upon additional leasing through the life of the loan or the borrower’s successful operation of a business. Weak economic conditions may impair a borrower’s business operations and typically slow the execution of new leases. Such economic conditions may also lead to existing lease turnover. As a result of these factors, vacancy rates for retail, office and industrial space may remain at elevated levels in 2013. High vacancy rates could result in rents falling further over the next several quarters. The combination of these factors could result in further deterioration in the fundamentals underlying the commercial real estate market and the deterioration in value of some of our loans. Any such deterioration could adversely affect the ability of our borrowers to repay the amounts due under their loans. As a result, our business, results of operations or financial condition may be materially adversely affected.

If we experience greater credit losses in our loan portfolios than anticipated, our earnings may be materially adversely affected.

As a lender, we are exposed to the risk that our customers will be unable to repay their loans according to their terms and that any collateral securing the payment of their loans may not be sufficient to assure repayment. Credit losses are inherent in the business of making loans and could have a material adverse effect on our operating results.

We make various assumptions and judgments about the collectability of our loan portfolio and provide an allowance for estimated credit losses based on a number of factors. Our management periodically determines the allowance for loan losses based on available information, including the quality of the loan portfolio, economic conditions, the value of the underlying collateral and the level of non-accrual loans. Increases in this allowance will result in an expense for the period, thereby reducing our reported net income. If, as a result of general economic conditions, a decrease in asset quality or growth in the loan portfolio, our management determines that additional increases in the allowance for loan losses are necessary, we may incur additional expenses which will reduce our net income, and our business, results of operations or financial condition may be materially adversely affected.

Although our management will establish an allowance for loan losses it believes is appropriate to absorb probable and reasonably estimable losses in our loan portfolio, this allowance may not be adequate. In particular, if a hurricane or other natural disaster were to occur in one of our principal markets or if economic conditions in those markets were to deteriorate unexpectedly, additional loan losses not incorporated in the existing allowance for loan losses may occur. Losses in excess of the existing allowance for loan losses will reduce our net income and could adversely affect our business, results of operations or financial condition, perhaps materially.

In addition, bank regulatory agencies will periodically review our allowance for loan losses and the value attributed to non-accrual loans and to real estate acquired through foreclosure. Such regulatory agencies may require us to adjust our determination of the value for these items. These adjustments could materially adversely affect our business, results of operations or financial condition.

Risks associated with home equity products where we are in a second lien position could materially adversely affect our performance.

Home equity products, particularly those where we are in a second lien position, and particularly those in certain geographic areas, may carry a higher risk of non-collection than other loans. Home equity lending includes both home equity loans and lines of credit. Of our $11.8 billion home equity portfolio at December 31, 2012, approximately $10.4 billion were home equity lines of credit and $1.4 billion were closed-end home equity loans (primarily originated as amortizing loans). This type of lending, which is secured by a first or second mortgage on the borrower’s residence, allows customers to borrow against the equity in their home. Real estate market values at the time of origination directly affect the amount of credit extended, and, in addition, past and future changes in these values impact the depth of potential losses. Second lien position lending carries higher credit risk because any decrease in real estate pricing may result in the value of the collateral being insufficient to cover the second lien after the first lien position has been satisfied. We have realized higher levels of charge-offs on second lien positions, particularly in the state of Florida, where real estate valuations have been depressed over the past several years. As of December 31, 2012, approximately $6.2 billion of our home equity lines and loans were in a second lien position (approximately $2.4 billion in Florida).

We are unable to track payment status on first liens held by another institution, including payment status related to loan modifications. When our second lien position becomes delinquent, an attempt is made to contact the first lien holder and inquire as to the payment status of the first lien. However, we do not continuously monitor the payment status of the first lien position. Short sale offers and settlement agreements are often received by the home equity junior lien holders well before the loan balance reaches the delinquency threshold for charge-off consideration, potentially resulting in a full balance payoff/charge-off. We are presently monitoring the status of all first lien position loans that we own or service and also own a second lien, and we are taking appropriate action when delinquent. During 2012, we evaluated a means to monitor non-Regions-serviced first liens using a third-party service provider and found that the delinquency rates were not material. As of December 31, 2012, none of our home equity lines of credit have converted to mandatory amortization under the contractual terms. The majority of home equity lines of credit will either mature with a balloon payment or convert to amortizing status after fiscal year 2020.

Industry competition may have an adverse effect on our success.

Our profitability depends on our ability to compete successfully. We operate in a highly competitive environment. Certain of our competitors are larger and have more resources than we do, enabling them to be more aggressive than us in competing for loans and deposits. In our market areas, we face competition from other commercial banks, savings and loan associations, credit unions, Internet banks, finance companies, mutual funds, insurance companies, brokerage and investment banking firms, and other financial intermediaries that offer similar services. Some of our non-bank competitors are not subject to the same extensive regulations that govern Regions or Regions Bank and, therefore, may have greater flexibility in competing for business. The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes, such as the repeal in 2011 of all federal prohibitions on the payment by depository institutions of interest on demand deposit accounts and the repeal in 2010 of all prohibitions on interstate branching by depository institutions. Should competition in the financial services industry intensify, our ability to effectively market our products and services and to retain or compete for new business may be adversely affected. Consequently, our business, financial condition or results of operations may also be adversely affected, perhaps materially.

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

The cost of our deposits and short-term wholesale borrowings is largely based on short-term interest rates, the level of which is driven primarily by the FOMC’s actions. However, the yields generated by our loans and securities are typically driven by longer-term interest rates, which are set by the market through benchmark interest rates such as the London Interbank Offered Rates (“LIBOR”) or, at times, the FOMC’s actions, and generally vary from day to day. The level of net interest income is therefore influenced by movements in such interest rates and the pace at which such movements occur. Interest rate volatility can reduce unrealized gains or create unrealized losses in our portfolios. If the interest rates on our interest-bearing liabilities increase at a faster pace than the interest rates on our interest-earning assets, our net interest income may decline and, with it, a decline in our earnings may occur. Our net interest income and earnings would be similarly affected if the interest rates on our interest-earning assets declined at a faster pace than the interest rates on our interest-bearing liabilities. In particular, short-term interest rates are currently very low by historical standards, with many benchmark rates, such as the federal funds rate and the one- and three-month LIBOR near zero. These low rates have reduced our cost of funding which has caused our net interest margin to increase.

Our current one-year interest rate sensitivity position is moderately asset sensitive, meaning that an immediate or gradual increase in interest rates would likely have a positive cumulative impact on Regions’ twelve-month net interest income. Alternatively, an immediate or gradual decrease in rates over a twelve-month period would likely have a negative impact on twelve-month net interest income.

An increasing interest rate environment would also increase debt service requirements for some of our borrowers. Such increases may adversely affect those borrowers’ ability to pay as contractually obligated and could result in additional delinquencies or charge-offs. Our results of operations and financial condition may be adversely affected as a result.

For a more detailed discussion of these risks and our management strategies for these risks, see the “Net Interest Income and Margin,” “Market Risk – Interest Rate Risk” and “Securities” sections of Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation” of this Annual Report on Form 10-K.

Obligations currently rated below investment grade as well as possible future reductions in our credit ratings may increase our funding costs, place limitations on business activities related to providing credit support to customers, or contribute to ineffective liquidity management.

The major rating agencies regularly evaluate us and their ratings are based on a number of factors, including our financial strength and conditions affecting the financial services industry generally. From 2008 through 2010, all of the major ratings agencies downgraded Regions’ and Regions Bank’s credit ratings and many issued negative outlooks. Negative watch, negative outlook or other similar terms mean that a future downgrade is possible. From August 2011 through October 2012, however, four major rating agencies, Standard & Poor’s (S&P), Fitch Ratings (Fitch), Moody’s Investor Services (Moody’s) and Dominion Bond Rating Service (DBRS), upwardly revised their outlook of Regions from negative to stable and/or positive reflecting the Company’s continued improvement in earnings performance, core capital position, and maintenance of a strong liquidity profile. Subsequent to the upward revision on their outlook, in March 2012, S&P upgraded the credit ratings of Regions and Regions Bank (including an upgrade of Regions’ senior debt rating from BB+ to BBB-) following Regions’ March 2012 stock offering and redemption of 3.5 million shares of Series A preferred stock issued to the U.S. Treasury. Additionally, in March 2012 Fitch conducted a global review of securities impacted in part by capital requirements set forth in Basel III as well as Fitch’s view regarding the likelihood of sovereign support. The review resulted in a downgrade of Regions’ junior subordinated debt rating from BB to B+. In December 2012, Moody’s upgraded Regions’ senior debt ratings from Ba3 to Ba1, citing declining net charge-offs and loan delinquencies, as well as enhancements to the risk management structure. Currently, Regions’ senior debt ratings are Ba1, BBB-, BBB- and BBB by Moody’s, S&P, Fitch and DBRS, respectively.

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

Additionally, ratings agencies may also make substantial changes to their ratings policies and practices which may affect our credit ratings. In the future, changes to existing ratings guidelines and new ratings guidelines may, among other things, adversely affect the ratings of our securities or other securities in which we have an economic interest.

Regions’ credit ratings can have negative consequences that can impact our ability to access the debt and capital markets, as well as reduce our profitability through increased costs on future debt issuances. Specifically, when Regions was downgraded below investment grade status, we became unable to reliably access the short-term unsecured funding markets, which caused us to hold more cash and liquid investments to meet our on-going cash needs. Such actions reduced our profitability as these liquid investments earned a lower return than other assets, such as loans. Regions’ liquidity policy requires that we maintain a minimum cash requirement that is the greater of the next two years of corporate dividend payments and debt service and maturities less the next one year of bank dividends, or the next one year of corporate dividend payments and debt service and maturities. The current working limit does not allow the minimum cash requirement to fall below $500 million. The conservative nature of this policy helps protect us against the costs of unexpected adverse funding environments. Future issuances of debt could cost Regions more in interest costs were such debt to be issued at our current debt rating. Any future downgrades would further increase the interest costs associated with potential future borrowings, the cost of which cannot be estimated due to the uncertainty of future issuances in terms of amount and priority.

Additionally, at the time Regions was downgraded to below investment grade, certain counterparty contracts were required to be renegotiated, resulting in additional collateral postings of approximately $200 million. Refer to Note 20, “Derivative Financial Instruments and Hedging Activities, Contingent Features” to the consolidated financial statements of this Annual Report on Form 10-K for the fair value of contracts subject to contingent credit features and the collateral postings associated with such contracts. Future downgrades could require Regions to post additional collateral. While the exact amount of additional collateral is unknown, it is reasonable to conclude that Regions may be required to post approximately an additional $200 million related to existing contracts with contingent credit features. In early 2013, as a result of the ratings upgrades that occurred during 2012, approximately $70 million of this additional collateral has been returned to Regions. If due to future downgrades, we were required to cancel our derivatives contracts with certain counterparties and were unable to replace such contracts, our market risk profile could be altered. Regions believes that this market risk exposure would be immaterial to its consolidated financial position, liquidity and results of operations.

The value of our goodwill and other intangible assets may decline in the future.

As of December 31, 2012, we had $4.8 billion of goodwill and $345 million of other intangible assets. A significant decline in our expected future cash flows, a significant adverse change in the business climate, slower growth rates or a significant and sustained decline in the price of our common stock, any or all of which could be materially impacted by many of the risk factors discussed herein, may necessitate our taking charges in the future related to the impairment of our goodwill. Future regulatory actions could also have a material impact on assessments of goodwill for impairment. If the fair value of our net assets improves at a faster rate than the market value of our reporting units, or if we were to experience increases in book values of a reporting unit in excess of the increase in fair value of equity, we may also have to take charges related to the impairment of our goodwill. If we were to conclude that a future write-down of our goodwill and other intangible assets is necessary, we would record the appropriate charge, which could have a material adverse effect on our results of operations. A goodwill impairment charge is a non-cash item that does not have an adverse impact on regulatory capital.

Identifiable intangible assets other than goodwill consist of core deposit intangibles, purchased credit card relationship assets, and customer relationship employment assets. Adverse events or circumstances could impact the recoverability of these intangible assets including loss of core deposits, significant losses of credit card accounts and/or balances, increased competition or adverse changes in the economy. To the extent these intangible assets are deemed unrecoverable, a non-cash impairment charge would be recorded.

The value of our deferred tax assets could adversely affect our operating results and regulatory capital ratios.

As of December 31, 2012, Regions had approximately $763 million in net deferred tax assets, of which $35 million was disallowed when calculating regulatory capital. Our deferred tax assets are subject to an evaluation of whether it is more likely than not that they will be realized for financial statement purposes. In making this determination, we consider all positive and negative evidence available including the impact of recent operating results as well as potential carryback of tax to prior years’ taxable income, reversals of existing taxable temporary differences, tax planning strategies and projected earnings within the statutory tax loss carryover period. We have determined that the deferred tax assets are more likely than not to be realized at December 31, 2012 (except for $70 million related to state deferred tax assets for which we have established a valuation allowance). If we were to conclude that a significant portion of our deferred tax assets were not more likely than not to be realized, the required valuation allowance could adversely affect our financial position, results of operations and regulatory capital ratios.

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

Potential limitations on incentive compensation contained in proposed federal agency rulemaking may adversely affect our ability to attract and retain our highest performing employees.

In April 2011, the Federal Reserve, other federal banking agencies and the Securities and Exchange Commission jointly published proposed rules designed to implement provisions of the Dodd-Frank Act prohibiting incentive compensation arrangements that would encourage inappropriate risk taking at covered financial institutions, which includes a bank or bank holding company with $1 billion or more of assets, such as

Regions and Regions Bank. It cannot be determined at this time whether or when a final rule will be adopted and whether compliance with such a final rule will substantially affect the manner in which we structure compensation for our executives and other employees. Depending on the nature and application of the final rules, we may not be able to successfully compete with certain financial institutions and other companies that are not subject to some or all of the rules to retain and attract executives and other high performing employees. If this were to occur, our business, financial condition and results of operations could be adversely affected, perhaps materially.

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

We may experience an outflow of deposits because customers seek investments with higher yields or greater financial stability; prefer to do business with our competitors, or otherwise. This outflow of deposits could force us to rely more heavily on borrowings and other sources of funding to fund our business and meet withdrawal demands, thereby adversely affecting our net interest margin. We may also be forced, as a result of any outflow of deposits, to rely more heavily on equity to fund our business, resulting in greater dilution of our existing shareholders. As a result, our business, financial condition or results of operations may be adversely affected.

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

Because the nature of the financial services business involves a high volume of transactions, certain errors may be repeated or compounded before they are discovered and successfully rectified. Our necessary dependence upon automated systems to record and process transactions and our large transaction volume may further increase the risk that technical flaws or employee tampering or manipulation of those systems will result in losses that are difficult to detect. We also may be subject to disruptions of our operating systems arising from events that are wholly or partially beyond our control (for example, computer viruses or electrical or telecommunications outages, or natural disasters, disease pandemics or other damage to property or physical assets) which may give rise to disruption of service to customers and to financial loss or liability. We are further exposed to the risk that our external vendors may be unable to fulfill their contractual obligations (or will be subject to the same risk of fraud or operational errors by their respective employees as we are) and to the risk that our (or our vendors’) business continuity and data security systems prove to be inadequate. The occurrence of any of these risks could result in our diminished ability to operate our business (for example, by requiring us to expend significant resources to correct the defect), as well as potential liability to clients, reputational damage and regulatory intervention, which could adversely affect our business, financial condition or results of operations, perhaps materially.

We are subject to a variety of systems failure and cyber-security risks that could adversely affect our business and financial performance.

Failure in or breach of our operational or security systems or infrastructure, or those of our third party vendors and other service providers, including as a result of cyber attacks, could disrupt our businesses or the businesses of our customers, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and cause losses. As a large financial institution, we depend on our ability to process, record and monitor a large number of customer transactions on a continuous basis. As customer, public and regulatory expectations regarding operational and information security have increased, our operational systems and infrastructure must continue to be safeguarded and monitored for potential failures, disruptions and breakdowns. Our business, financial, accounting, data processing systems or other operating systems and facilities may stop operating properly or become disabled or damaged as a result of a number of factors, including events that are wholly or partially beyond our control. For example, there could be sudden increases in customer transaction volume; electrical or telecommunications outages; natural disasters such as earthquakes, tornadoes and hurricanes; disease pandemics; events arising from local or larger scale political or social matters, including terrorist acts; and, as described below, cyber attacks. Although we have business continuity plans and other safeguards in place, our business operations may be adversely affected by significant and widespread disruption to our physical infrastructure or operating systems that support our businesses and customers.

Information security risks for large financial institutions such as Regions have generally increased in recent years in part because of the proliferation of new technologies, the use of the Internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists, activists and other external parties. As noted above, our operations rely on the secure processing, transmission and storage of confidential information in our computer systems and networks. In addition, to access our products and services, our customers may use personal smartphones, tablet PCs, and other mobile devices that are beyond our control systems. Although we believe that we have robust information security procedures and controls, our technologies, systems, networks and our customers’ devices may be the target of cyber attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of Regions’ or our customers’ confidential, proprietary and other information. Additionally, cyber attacks, such as denial of service attacks, hacking or terrorist activities, could disrupt Regions’ or our customers’ or other third parties’ business operations. For example, in October 2012 and December 2012, a group launched denial of service attacks against a number of large financial services institutions. Regions was targeted by this group in October and December. These events did not result in a breach of Regions’ client data, and account information remained secure; however, the attacks did adversely affect the performance of Regions Bank’s website, www.regions.com, and, in some instances, prevented customers from accessing Regions Bank’s secure websites for consumer and commercial applications. The October event was resolved within approximately one day. The December events occurred over multiple days, but each individual event was of a shorter duration than the October event and was promptly resolved. In all cases, the attacks primarily resulted in inconvenience; however, future cyber attacks could be more disruptive and damaging, and Regions may not be able to anticipate or prevent all such attacks.

Third parties with which we do business or that facilitate our business activities could also be sources of operational and information security risk to us, including from breakdowns or failures of their own systems or capacity constraints.

Our risk and exposure to cyber attacks and other information security breaches remain heightened because of, among other things, the evolving nature of these threats and the prevalence of Internet and mobile banking. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities. Disruptions or failures in the physical infrastructure or operating systems that support our businesses and customers, or cyber attacks or security breaches of the networks, systems or devices that our customers use to access our products and services, could result in customer attrition, regulatory fines, penalties or intervention, reputational damage, reimbursement or other compensation costs and/or additional compliance costs, any of which could materially adversely affect our business, results of operations or financial condition.

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

Certain accounting policies are critical to presenting our reported financial condition and results. They require management to make difficult, subjective or complex judgments about matters that are uncertain. Materially different amounts could be reported under different conditions or using different assumptions or estimates. These critical accounting policies include: the allowance for credit losses; fair value measurements; intangible assets; mortgage servicing rights; and income taxes. Because of the uncertainty of estimates involved in these matters, we may be required to do one or more of the following: significantly increase the allowance for credit losses and/or sustain credit losses that are significantly higher than the reserve provided; recognize significant impairment on our goodwill, other intangible assets or deferred tax asset balances; or significantly increase our accrued income taxes.

Changes in our accounting policies or in accounting standards could materially affect how we report our financial results and condition.

From time to time, the Financial Accounting Standards Board (the “FASB”) and SEC change the financial accounting and reporting standards that govern the preparation of our financial statements. These changes can be difficult to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in us restating prior period financial statements. For example, on December 20, 2012, the FASB issued for public comment a Proposed Accounting Standards Update, Financial Instruments – Credit Losses (Subtopic 825-15), that would substantially change the accounting for credit losses on loans and other financial assets held by banks, financial institutions and other organizations. The proposal would remove the existing “probable” threshold in GAAP for recognizing credit losses and instead require affected reporting companies to reflect their estimate of credit losses on financial assets over the lifetime of each such asset, broadening the range of information that must be considered in measuring the allowance for expected credit losses. This proposal, if adopted as proposed, will likely have a negative impact, potentially material, on Regions’ reported earnings and capital and could also have an impact on Regions Bank’s lending to the extent that higher reserves are required at the inception of a loan based on recent loan loss experience.

Risks Arising From the Legal and Regulatory Framework in which Our Business Operates

Increased litigation could result in legal liability and damage to our reputation.

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

We may face significant claims for indemnification in connection with our sale of Morgan Keegan in 2012.

On January 11, 2012, Regions entered into a stock purchase agreement to sell Morgan Keegan and related affiliates to Raymond James Financial, Inc. (“Raymond James”). The transaction closed on April 2, 2012. In connection with the closing of the sale, Regions agreed to indemnify Raymond James for all litigation and certain other matters related to pre-closing activities of Morgan Keegan. Indemnifiable losses under the indemnification provision include legal and other expenses, such as costs for defense, judgments, settlements and awards associated with the resolution of litigation related to pre-closing activities. As of December 31, 2012 the carrying value of the indemnification obligation is approximately $345 million. This amount reflects an estimate of liability, and actual liabilities can potentially be higher than amounts reserved. The amount of liability that we may ultimately incur from indemnification claims may have an adverse impact, perhaps materially, on our results of operations.

We are subject to extensive governmental regulation, which could have an adverse impact on our operations.

The banking industry is extensively regulated and supervised under both federal and state law. Regions and Regions Bank are subject to the regulation and supervision of the Federal Reserve, the FDIC, the Consumer Financial Protection Bureau and the Superintendent of Banking of the State of Alabama. These regulations are intended primarily to protect depositors, the public and the FDIC insurance fund, and not our shareholders. These regulations govern a variety of matters, including certain debt obligations, changes in control of bank holding companies and state-chartered banks, maintenance of adequate capital by bank holding companies and state-chartered banks, and general business operations and financial condition of Regions and Regions Bank (including permissible types, amounts and terms of loans and investments, the amount of reserves against deposits, restrictions on dividends, establishment of branch offices, and the maximum interest rate that may be charged by law). Additionally, all of our non-bank subsidiaries are subject to oversight by the Federal Reserve, and certain of our other subsidiaries are subject to regulation, supervision and examination by other regulatory authorities, such as state insurance departments.

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

Recent legislation regarding the financial services industry may have a significant adverse effect on our operations and financial condition.

The Dodd-Frank Act became law in July 2010. Many of the provisions of the Dodd-Frank Act will directly affect our ability to conduct our business including:

•

Imposition of higher prudential standards, including more stringent risk-based capital, leverage, liquidity and risk-management requirements, and numerous other requirements on “systemically significant institutions,” including all bank holding companies with assets of at least $50 billion (which includes Regions);

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

•

Application to bank holding companies of regulatory capital requirements similar to those applied to banks, which requirements exclude, on a phase-out basis, all trust preferred securities and cumulative preferred stock from Tier 1 capital; and

•	Establishment of new rules and restrictions regarding the origination of mortgages.

Many of the provisions of the Dodd-Frank Act became effective in July 2011, on the one-year anniversary of its enactment. However, a number of these other provisions still require extensive rulemaking, guidance and interpretation by regulatory authorities and have extended implementation periods and delayed effective dates. Accordingly, in some respects, the ultimate impact of the Dodd-Frank Act and its effect on Regions and the U.S. financial system generally may not be known for some time.

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

Our deposits are insured by the FDIC up to legal limits and, accordingly, we are subject to FDIC deposit insurance assessments. We generally cannot control the amount of premiums we will be required to pay for FDIC insurance. High levels of bank failures over the past several years and increases in the statutory deposit insurance limits have increased resolution costs to the FDIC and put pressure on the Deposit Insurance Fund (“DIF”). In order to maintain a strong funding position and restore the reserve ratios of the DIF, the FDIC increased assessment rates on insured institutions, charged a special assessment to all insured institutions as of June 30, 2009, and required banks to prepay three years’ worth of premiums on December 30, 2009. If there are additional financial institution failures, we may be required to pay even higher FDIC premiums than the recently increased levels, or the FDIC may charge additional special assessments. Further, the FDIC increased the DIF’s target reserve ratio to 2.0 percent of insured deposits following the Dodd-Frank Act’s elimination of the 1.5 percent cap on the DIF’s reserve ratio. Additional increases in our assessment rate may be required in the future to achieve this targeted reserve ratio. These increases in deposit assessments and any future increases, required prepayments or special assessments of FDIC insurance premiums may adversely affect our business, financial condition or results of operations.

Additionally, in February 2011, pursuant to the Dodd-Frank Act, the FDIC amended its regulations regarding assessment for federal deposit insurance to base such assessments on the average total consolidated assets of the insured institution during the assessment period, less the average tangible equity of the institution during the assessment period. The FDIC also adopted a revised risk-based assessment calculation in February 2011. In January 2010, the FDIC proposed a rule tying assessment rates of FDIC insured institutions to the institution’s employee compensation programs. Comments were due on February 18, 2010, but as of February 2013, no final rule has been adopted. The exact nature and cumulative effect of these recent changes are not yet known, but they may increase the amount of premiums we must pay for FDIC insurance. Any such increases may adversely affect our business, financial condition or results of operations.

We may be subject to more stringent capital requirements.

Regions and Regions Bank are each subject to capital adequacy and liquidity guidelines and other regulatory requirements specifying minimum amounts and types of capital that must be maintained. From time to time, the regulators implement changes to these regulatory capital adequacy and liquidity guidelines. If we fail to meet these minimum capital and liquidity guidelines and other regulatory requirements, our financial condition would be materially and adversely affected. In light of proposed changes to regulatory capital requirements contained in the Dodd-Frank Act and the Federal Reserve’s proposed rules implementing regulatory accords on international banking institutions formulated as part of the Basel Committee III process, we expect to be required to satisfy additional, more stringent, capital adequacy and liquidity standards. We may also be required to satisfy additional, more stringent capital adequacy and liquidity standards than those specified as part of the Dodd-Frank Act and the Federal Reserve’s proposed rules implementing Basel III, or comply with the requirements of these standards earlier than might otherwise be required, in order to successfully comply with the capital planning and stress test rules and guidance issued by the Federal Reserve. The ultimate impact of the new capital and liquidity standards on us cannot be determined at this time and will depend on a number of factors, including the treatment and implementation by the U.S. banking regulators. These requirements, however, and any other new regulations, could adversely affect our ability to pay dividends, or could require us to reduce business levels or to raise capital, including in ways that may adversely affect our financial condition or results of operations. For more information concerning our compliance with capital and liquidity requirements, see the “Bank Regulatory Capital Requirements” section of Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation” of this Annual Report on Form 10-K.

Unfavorable results from ongoing stress analyses conducted on Regions may adversely affect our ability to retain customers or compete for new business opportunities.

Under the final rules discussed under “Regulatory Reforms – Federal Reserve’s Comprehensive Capital Analysis and Review” in the “Supervision and Regulation” section of Item 1. of this Annual Report on Form 10-K, the Federal Reserve conducts an annual stress analysis of Regions to evaluate our ability to absorb losses in various economic and financial scenarios. This stress analysis uses three economic and financial scenarios generated by the Federal Reserve, including adverse and severely adverse scenarios. The rules also require us to conduct our own semi-annual stress analysis to assess the potential impact on Regions, including our consolidated earnings, losses and capital, under each of the economic and financial scenarios used as part of the Federal Reserve’s annual stress analysis. A summary of the results of certain aspects of the Federal Reserve’s annual stress analysis is released publicly and contains bank holding company specific information and results. The rules also require us to disclose publicly a summary of the results of our semi-annual stress analyses, and Regions Banks’ annual stress analyses, under the severely adverse scenario.

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

If an orderly liquidation of a systemically important bank holding company or non-bank financial company were triggered, we could face assessments for the Orderly Liquidation Fund.

The Dodd-Frank Act creates a new mechanism, the OLA, for liquidation of systemically important bank holding companies and non-bank financial companies. The OLA is administered by the FDIC and is based on the FDIC’s bank resolution model. The Secretary of the U.S. Treasury may trigger a liquidation under this authority only after consultation with the President of the United States and after receiving a recommendation from the boards of the FDIC and the Federal Reserve upon a two-thirds vote. Liquidation proceedings will be funded by the Orderly Liquidation Fund, which will borrow from the U.S. Treasury and impose risk-based assessments on covered financial companies. Risk-based assessments would be made, first, on entities that received more in the resolution than they would have received in the liquidation to the extent of such excess, and second, if necessary, on, among others, bank holding companies with total consolidated assets of $50 billion or more, such as Regions. Any such assessments may adversely affect our business, financial condition or results of operations.

Risks Related to Our Capital Stock

The market price of shares of our capital stock will fluctuate.

The market price of our capital stock could be subject to significant fluctuations due to a change in sentiment in the market regarding our operations or business prospects. Such risks may be affected by:

•	Our operating performance, financial condition and prospects, or the operating performance, financial condition and prospects of our competitors;

•	Operating results that vary from the expectations of management, securities analysts and investors;

•	Our creditworthiness;

•	Developments in our business or in the financial sector generally;

•	Regulatory changes affecting our industry generally or our business and operations;

•	The operating and securities price performance of companies that investors consider to be comparable to us;

•	Announcements of strategic developments, acquisitions and other material events by us or our competitors;

•	Expectations of or actual equity dilution;

•	Whether we declare or fail to declare dividends on our capital stock from time to time;

•	The ratings given to our securities by credit-rating agencies;

•	Changes in the credit, mortgage and real estate markets, including the markets for mortgage-related securities; and

•	Changes in global financial markets, global economies and general market conditions, such as interest or foreign exchange rates, stock, commodity, credit or asset valuations or volatility.

Stock markets in general (and our common stock in particular) have shown considerable volatility in the recent past. The market price of our capital stock, including our common stock and depositary shares representing fractional interests in our preferred stock, may continue to be subject to similar fluctuations unrelated to our operating performance or prospects. Increased volatility could result in a decline in the market price of our capital stock.

Our capital stock is subordinate to our existing and future indebtedness.

Our capital stock, including our common stock and depositary shares representing fractional interests in our preferred stock, ranks junior to all of Regions’ existing and future indebtedness and Regions’ other non-equity claims with respect to assets available to satisfy claims against us, including claims in the event of our liquidation. As of December 31, 2012, Regions’ total liabilities were approximately $105.8 billion, and we may incur additional indebtedness in the future to increase our capital resources. Additionally, if our capital ratios or the capital ratios of Regions Bank fall below the required minimums, we or Regions Bank could be forced to raise additional capital by making additional offerings of debt securities, including medium-term notes, senior or subordinated notes or other applicable securities.

We are a holding company and depend on our subsidiaries for dividends, distributions and other payments.

We are a legal entity separate and distinct from our banking and other subsidiaries. Our principal source of cash flow, including cash flow to pay dividends to our stockholders and principal and interest on our outstanding debt, is dividends from Regions Bank. There are statutory and regulatory limitations on the payment of dividends by Regions Bank to us, as well as by us to our stockholders. Regulations of both the Federal Reserve and the State of Alabama affect the ability of Regions Bank to pay dividends and other distributions to us and to make loans to us. If Regions Bank is unable to make dividend payments to us and sufficient cash or liquidity is not otherwise available, we may not be able to make dividend payments to our common and preferred stockholders or principal and interest payments on our outstanding debt. See the “Stockholders’ Equity” section of Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation” of this Annual Report on Form 10-K. In addition, our right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of creditors of that subsidiary, except to the extent that any of our claims as a creditor of such subsidiary may be recognized. As a result, shares of our capital stock are effectively subordinated to all existing and future liabilities and obligations of our subsidiaries. At December 31, 2012, our subsidiaries’ total deposits and borrowings were approximately $98.8 billion.

We may not pay dividends on shares of our capital stock.

Holders of shares of our capital stock are only entitled to receive such dividends as our Board of Directors may declare out of funds legally available for such payments. Although we have historically declared cash dividends on our common stock, we are not required to do so and may reduce or eliminate our common stock dividend in the future. This could adversely affect the market price of our common stock.

On November 1, 2012, Regions completed the sale of 20 million depositary shares each representing a 1/40th ownership interest in a share of its 6.375% Non-Cumulative Perpetual Preferred Stock, Series A, par value $1.00 per share (“Series A Preferred Stock”), with a liquidation preference of $1,000 per share of Series A Preferred Stock (equivalent to $25 per depositary share). Dividends on the Series A Preferred Stock are discretionary and are not cumulative. If our Board of Directors does not declare a dividend on the Series A Preferred Stock in respect of a quarterly dividend period, then no dividend shall be deemed to have accrued for such dividend period, no dividend shall be payable on the applicable dividend payment date or be cumulative, and we will have no obligation to pay any dividend for that dividend period, whether or not our Board of Directors declares a dividend on the Series A Preferred Stock or any other class or series of our capital stock for any future dividend period.

Furthermore, the terms of the Series A Preferred Stock prohibit Regions from declaring or paying any dividends on any junior series of its capital stock, including its common stock, or from repurchasing, redeeming or acquiring such junior stock, unless Regions has declared and paid full dividends on the Series A Preferred Stock for the most recently completed dividend period. Additionally, the terms of Regions’ outstanding junior subordinated debt securities prohibit it from declaring or paying any dividends or distributions on Regions’ capital stock, or purchasing, acquiring or making a liquidation payment on such stock, if Regions has given notice of its election to defer interest payments but the related deferral period has not yet commenced or a deferral period is continuing.

Regions is also subject to statutory and regulatory limitations on its ability to pay dividends on its capital stock. For example, it is the policy of the Federal Reserve that bank holding companies should generally pay dividends on common stock only out of earnings, and only if prospective earnings retention is consistent with the organization’s expected future needs, asset quality and financial condition. Moreover, the Federal Reserve will closely scrutinize any dividend payout ratios exceeding 30 percent of after-tax net income. Additionally, while the impact of many of its provisions are not yet known, the Dodd-Frank Act requires federal banking agencies to establish more stringent risk-based capital guidelines and leverage limits applicable to banks and bank holding companies, and especially those institutions with consolidated assets equal to or greater than $50 billion. In August 2012, the Federal Reserve, the FDIC and the Office of the Comptroller of the Currency jointly published three proposed rules that would substantially revise the federal banking agencies’ current capital rules and implement the Basel Committee on Banking Supervision’s December 2010 regulatory capital reforms, known as Basel III. The proposed rules, if adopted as proposed, could adversely affect our ability to pay dividends, or may result in additional limitations on our ability to pay dividends on shares of our capital stock.

Pursuant to rules adopted in November 2011, the Federal Reserve has required bank holding companies with $50 billion or more of total consolidated assets, such as Regions, to submit annual capital plans to the Federal Reserve for review before they can make capital distributions such as dividends. The Federal Reserve did not object to Regions’ capital plan that was submitted in January 2012; however, if the Federal Reserve does not approve any subsequent Regions’ capital plan, Regions may not be able to declare dividends.

Our management and Board of Directors, as part of the capital planning process, will continue to evaluate the payment of dividends in conjunction with our regulatory supervisors, and subject to applicable regulations and other limitations, as well as Regions’ results of operations.

Anti-takeover laws and certain agreements and charter provisions may adversely affect share value.

Certain provisions of state and federal law and our certificate of incorporation may make it more difficult for someone to acquire control of us without our Board of Directors’ approval. Under federal law, subject to certain exemptions, a person, entity or group must notify the federal banking agencies before acquiring control of a bank holding company. Acquisition of 10 percent or more of any class of voting stock of a bank holding company or state member bank, including shares of our common stock, creates a rebuttable presumption that the acquirer “controls” the bank holding company or state member bank. Also, as noted under the “Supervision and Regulation” section of Item 1. of this Annual Report on Form 10-K, a bank holding company must obtain the prior approval of the Federal Reserve before, among other things, acquiring direct or indirect ownership or control of more than 5 percent of the voting shares of any bank, including Regions Bank. There also are provisions in our certificate of incorporation that may be used to delay or block a takeover attempt. For example, holders of our Series A Preferred Stock have certain voting rights that could adversely affect share value. If and when dividends on the preferred stock have not been declared and paid for at least six quarterly dividend periods or their equivalent (whether or not consecutive), the authorized number of directors then constituting our Board of Directors will automatically be increased by two, and the preferred stockholders will be entitled to elect the two additional directors. Also, the affirmative vote or consent of the holders of at least two-thirds of all of the then-outstanding shares of the preferred stock is required to consummate a binding share-exchange or reclassification involving the preferred stock, or a merger or consolidation of Regions with or into another entity, unless certain requirements are met. These statutory provisions and provisions in our certificate of incorporation, including the rights of the holders of our Series A Preferred Stock, could result in Regions being less attractive to a potential acquirer.

We may need to raise additional debt or equity capital in the future; such capital may be dilutive to our existing shareholders or may not be available when needed or at all.

We may need to raise additional capital in the future to provide us with sufficient capital resources and liquidity to meet our commitments and business needs. Our ability to raise additional capital, if needed, will depend on, among other things, conditions in the capital markets at that time, which are outside of our control, and our financial performance. The economic slowdown and loss of confidence in financial institutions over the past several years may increase our cost of funding and limit our access to some of our customary sources of capital, including inter-bank borrowings, repurchase agreements and borrowings from the discount window of the Federal Reserve. Additionally, some of our long-term debt securities are currently rated below investment grade by certain of the credit ratings agencies. Any such ratings may affect our cost of funding and limit our access to the capital markets.

We cannot assure you that capital will be available to us on acceptable terms or at all. Any occurrence that may limit our access to the capital markets, such as a decline in the confidence of debt purchasers, depositors of Regions Bank or counterparties participating in the capital markets, or a downgrade of our debt ratings, may adversely affect our capital costs and our ability to raise capital and, in turn, our liquidity. An inability to raise additional capital on acceptable terms when needed could have a materially adverse effect on our business, financial condition or results of operations.

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

At December 31, 2012, Regions Bank, Regions’ banking subsidiary, operated 1,711 banking offices. At December 31, 2012, there were no significant encumbrances on the offices, equipment and other operational facilities owned by Regions and its subsidiaries.

See Item 1. “Business” of this Annual Report on Form 10-K for a list of the states in which Regions Bank’s branches are located.

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

Regions’ common stock, par value $.01 per share, is listed for trading on the New York Stock Exchange under the symbol RF. Quarterly high and low sales prices of and cash dividends declared on Regions’ common stock are set forth in Table 31 “Quarterly Results of Operations” of “Management’s Discussion and Analysis”, which is included in Item 7. of this Annual Report on Form 10-K. As of February 15, 2013, there were 67,117 holders of record of Regions’ common stock (including participants in the Computershare Investment Plan for Regions Financial Corporation).

Restrictions on the ability of Regions Bank to transfer funds to Regions at December 31, 2012, are set forth in Note 13 “Regulatory Capital Requirements and Restrictions” to the consolidated financial statements, which are included in Item 8. of this Annual Report on Form 10-K. A discussion of certain limitations on the ability of Regions Bank to pay dividends to Regions and the ability of Regions to pay dividends on its common stock is set forth in Item 1. “Business” under the heading “Supervision and Regulation—Payment of Dividends” of this Annual Report on Form 10-K.

The following table presents information regarding issuer purchases of equity securities during the fourth quarter of 2012.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1—31, 2012	—	—	—	23,072,300
November 1—30, 2012	—	—	—	23,072,300
December 1—31, 2012	—	—	—	23,072,300

Total	—	—	—	23,072,300

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

On November 1, 2012, Regions completed the sale of 20 million depositary shares each representing a 1/40th ownership interest in a share of its 6.375% Non-Cumulative Perpetual Preferred Stock, Series A, par value $1.00 per share (“Series A Preferred Stock”), with a liquidation preference of $1,000 per share of Series A Preferred Stock (equivalent to $25 per depositary share). The terms of the Series A Preferred Stock prohibit Regions from declaring or paying any dividends on any junior series of its capital stock, including its common stock, or from repurchasing, redeeming or acquiring such junior stock, unless Regions has declared and paid full dividends on the Series A Preferred Stock for the most recently completed dividend period. The Series A Preferred Stock is redeemable at Regions’ option in whole or in part, from time to time, on any dividend payment date on or after December 15, 2017 or in whole, but not in part, at any time within 90 days following a regulatory capital treatment event (as defined in the certificate of designations establishing the Series A Preferred Stock).

PERFORMANCE GRAPH

Set forth below is a graph comparing the yearly percentage change in the cumulative total return of Regions’ common stock against the cumulative total return of the S&P 500 Index and the S&P Banks Index for the past five years. This presentation assumes that the value of the investment in Regions’ common stock and in each index was $100 and that all dividends were reinvested.

	Cumulative Total Return
	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012
Regions	$100.00	$36.02	$24.70	$32.87	$20.36	$33.96
S&P 500 Index	100.00	63.00	79.67	91.68	93.61	108.59
S&P Banks Index	100.00	63.33	59.07	71.54	64.39	80.17

Item 6.	Selected Financial Data

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

EXECUTIVE SUMMARY

Management believes the following points summarize several of the most relevant items necessary for an understanding of the financial aspects of Regions Financial Corporation’s (“Regions” or “the Company”) business, particularly regarding its 2012 results. Cross references to more detailed information regarding each topic within Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and the consolidated financial statements are included. This summary is intended to assist in understanding the information provided, but should be read in conjunction with the entire MD&A and consolidated financial statements, as well as the other sections of this Annual Report on Form 10-K.

Capital

Regulatory Capital—Regions and Regions Bank are required to comply with applicable capital adequacy standards established by the Federal Reserve. Currently, the minimum guidelines to be considered well-capitalized for Tier I capital and Total capital are 6.0 percent and 10.0 percent, respectively. At December 31, 2012, Regions’ Tier 1 capital and Total capital ratios were 12.00 percent and 15.38 percent respectively. In addition, the Federal Reserve and banking regulators routinely supplement their assessment of capital adequacy based on a variation of Tier 1 capital, know as Tier 1 common equity (non-GAAP). Although Federal banking regulators have not established minimum guidelines to be considered well-capitalized, the Tier 1 common equity ratio has been a key component in assessing capital adequacy under the Comprehensive Capital Analysis and Review (“CCAR”) process. At December 31, 2012, Regions’ Tier 1 common equity ratio was 10.84 percent. In November 2012, the Federal Reserve, the Federal Deposit Insurance Corp. and the Office of the Comptroller of the Currency announced the guidelines for the 2013 CCAR review, the results of which will be released in March 2013.

In addition, in 2010 the Basel Committee released Basel III, its final framework for strengthening international capital and liquidity regulations. The framework requires bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity. Subsequently, in June 2012, the Federal Reserve, the FDIC, and the Office of the Comptroller of the Currency issued proposed rules implementing the capital provisions set forth by the Basel III framework. Regions is in the process of evaluating the anticipated impact of the proposed rules for implementing Basel III, which will be phased in beginning in 2013 and is expected to be fully phased in by January 1, 2019. Based on Regions’ current understanding of the Basel III requirements, the Company’s estimated Basel III Tier 1 common ratio (non-GAAP) as of December 31, 2012 was approximately 8.87 percent, exceeding the Basel III minimum of 7 percent for Tier I common (non-GAAP). Similarly, based on Regions’ current understanding of the proposed rules related to the calculation of the Liquidity Coverage Ratio (“LCR”) under Basel III, the Company anticipates being fully compliant upon finalization and implementation. As further clarification of the Basel III rules as well as interpretation by U.S. banking regulators is pending, the ultimate impact of Basel III on Regions is not completely known at this time. For more information, refer to the following additional sections within this Form 10-K:

•	2012 Overview discussion in MD&A

•	Table 2 – “GAAP to Non-GAAP reconciliation”

•	Bank Regulatory Capital Requirements section of MD&A

•	Note 13 “Regulatory Capital Requirements and Restrictions” to the consolidated financial statements

Morgan Keegan—On January 11, 2012, Regions entered into a stock purchase agreement to sell Morgan Keegan & Company, Inc. and related affiliates (“Morgan Keegan”) to Raymond James Financial, Inc.

(“Raymond James”). The transaction, which closed on April 2, 2012, did not include Regions Investment Management Inc. (formerly known as Morgan Asset Management, Inc.) and Regions Trust. The total purchase price received by the Company was $1.2 billion. An estimated $15 million pre-tax gain on sale, which included a $256 million adjustment of liabilities to record the legal indemnification at fair value, was recorded in the second quarter of 2012 as a component of discontinued operations. Based upon the terms of the sale, additional pre-tax adjustments were made in the second half of 2012 increasing the gain by $4 million, bringing the total pre-tax gain on sale to $19 million. The transaction reduced the Company’s overall risk profile, provided substantial liquidity at the holding company level, and improved key capital ratios. For more information, refer to the following additional sections within this Form 10-K:

•	Note 3 “Discontinued Operations” to the consolidated financial statements

•	Note 23 “Commitments, Contingencies and Guarantees” to the consolidated financial statements

Redemption of TARP and Warrant Repurchase—In April 2012, Regions completed its repurchase of $3.5 billion of Series A Preferred Stock issued under the U.S. Treasury’s Troubled Asset Relief Program’s (“TARP”) Capital Purchase Program. In addition to fully repaying the government’s investment, Regions paid a total of $592 million in dividends over a 15-quarter period. On an annual ongoing basis, the repurchase eliminated the payment of $175 million in annual dividends on these securities. The repurchase followed Regions’ successful completion of an $875 million common equity offering and the completion of its aforementioned sale of Morgan Keegan. In early May of 2012, Regions repurchased the warrant issued to the U.S Department of Treasury in relation to the TARP Capital Purchase Program, which provided the U.S Treasury Department the right to purchase 48.3 million common shares at $10.88 per share. Regions repurchased the warrant from the U.S. Treasury Department for $45 million. The warrant repurchase resulted in a reduction to additional paid-in capital in the second quarter but did not impact the results of operations. For more information, refer to the following additional sections within this Form 10-K:

•	Stockholders’ Equity section of MD&A

•	Note 14 “Stockholders’ Equity and Accumulated Other Comprehensive Income (Loss)” to the consolidated financial statements

Preferred Stock Issuance and Redemption of Trust Preferred Securities – During the fourth quarter of 2012, Regions issued $500 million of 6.375% Non-Cumulative Perpetual Preferred Stock, Series A. Following a notice by the Federal Reserve of proposed rulemaking which would phase out the Tier 1 capital treatment of trust preferred securities, Regions used a portion of the proceeds from the preferred stock issuance to redeem approximately $345 million of issued and outstanding 8.875% trust preferred securities issued by Regions Financing Trust III. For more information, refer to the following additional sections within this form 10-K:

•	Note 2 “Variable Interest Entities” to the consolidated financial statements

•	Note 12 “Long-Term Borrowings” to the consolidated financial statements

•	Note 13 “Regulatory Capital Requirements and Restrictions” to the consolidated financial statements

•	Note 14 “Stockholders’ Equity and Accumulated Other Comprehensive Income (Loss)” to the consolidated financials

Liquidity

At the end of 2012, Regions Bank had over $3.5 billion in cash on deposit with the Federal Reserve, the loan-to-deposit ratio was 78 percent and cash and cash equivalents at the parent company totaled $857 million. Regions’ internal minimum cash requirement utilizes a three step process that requires the parent to hold the greater of (1) two years of corporate dividends, debt service, and maturities by utilizing cash on hand, and the next four quarters’ expected dividend capacity from Regions Bank, (2) enough cash on hand with no upstream dividend capacity from Regions Bank to meet corporate dividends, debt service payments and maturities for the next 12 months or (3) a minimum balance of $500 million. At December 31, 2012, the Company’s borrowing capacity with the Federal Reserve Discount Window was $19.6 billion based on available collateral. Borrowing capacity with the Federal Home Loan Bank (“FHLB”) was $6.7 billion based on available collateral at the same date. Additionally, the Company has $14.4 billion of unencumbered liquid securities available for pledging or repurchase agreements. The Board of Directors has also approved a bank note program which would allow Regions Bank to issue up to $20 billion in aggregate principal amount of bank notes outstanding at any one time. As of December 31, 2012, no issues have been made under this program. In addition, during the course of 2012 Regions received favorable results from the four major credit rating agencies. In the first half of 2012, Standard & Poor’s (“S&P”) upgraded the credit ratings for each of the obligations of both Regions and Regions Bank and Dominion Bond Rating Service (“DBRS”) revised its outlook for Regions from negative to positive. In the latter half of 2012, Moody’s upgraded the long-term ratings of Regions and Regions Bank from Ba3 to Ba1 and from Ba2 to Baa3, respectively, and Fitch Ratings (“Fitch”) revised its outlook for Regions from stable to positive. For more information, refer to the following additional sections within this Form 10-K:

•	Discussion of Short-Term Borrowings within the Balance Sheet Analysis section of MD&A

•	Discussion of Long-Term Borrowings within the Balance Sheet Analysis section of MD&A

•	Ratings section of MD&A

•	Bank Regulatory Capital Requirements section of MD&A

•	Liquidity Risk section of MD&A

•	Note 11 “Short-Term Borrowings” to the consolidated financial statements

•	Note 12 “Long-Term Borrowings” to the consolidated financial statements

Credit

The economy has been and will be the primary factor which influences Regions’ loan portfolio. Throughout 2012 the economy continued to work through structural headwinds including commercial and consumer deleveraging, high unemployment, a weak housing market, and fiscal uncertainty at the local, state and national levels. In spite of the slow and uneven pace of the economic recovery, Regions experienced significant improvement in credit quality in both 2011 and 2012. Regions’ investor real estate loan portfolio, which includes credit to real estate developers and investors for the financing of land or buildings, declined 28 percent in 2012 and totaled $7.7 billion as of December 31, 2012. In addition, the land, single-family and condominium components of the investor real estate portfolio, which have been the Company’s most distressed loans, declined 33 percent and ended the year at $1.2 billion. The reduction in investor real estate over the past few years has aided in a 42 percent decline in total gross inflows of non-performing loans in 2012. In addition, commercial and investor real estate criticized and classified loans, which are the Company’s earliest indicator of problem loans, declined 29 percent, and non-performing assets decreased 36 percent during 2012. These favorable trends contributed to a 47 percent decline in net charge-offs and an 86 percent decrease in the 2012 loan loss provision. The allowance for loan losses to total loans decreased to 2.59 percent as of December 31, 2012 from 3.54 percent as of December 31, 2011 and the coverage ratio of allowance for loan losses to non-performing loans was 1.14x as of December 31, 2012, compared to 1.16x as of December 31, 2011. For more information, refer to the following additional sections within this Form 10-K:

•	2012 Overview discussion in MD&A

•	Discussion of Allowance for Credit Losses within the Critical Accounting Policies and Estimates section of MD&A

•	Loans and Allowance for Credit Losses discussion within the Balance Sheet Analysis section of MD&A

•	Credit Risk section of MD&A

•	Note 6 “Allowance for Credit Losses” to the consolidated financial statements

Net Interest Income, Margin and Interest Rate Risk

In 2012, the net interest margin from continuing operations expanded to 3.11 percent from 3.07 percent in 2011, largely due to a mix shift from time deposits to lower cost deposit products, resulting in deposit costs decreasing to 0.30 percent in 2012 from 0.49 percent in 2011. Taxable-equivalent net interest income decreased $95 million to $3.4 billion in 2012, due primarily to a reduction in average earning assets from $112.2 billion in 2011 to $107.8 billion in 2012. Despite the continued improvements in deposit costs and mix, the margin and net interest income continue to be negatively affected by a sustained low interest rate, low growth environment. Reductions in average loans contributed to the decline in average earning assets and net interest income, partially offset by an increase in average securities from $24.6 billion in 2011 to $26.7 billion in 2012. The Company’s securities yield declined 53 basis points driven by higher prepayments in the residential mortgage-backed securities portfolio and reinvestment of proceeds into lower yielding securities. Loan yields, however, remained relatively stable at 4.24 percent as the Company began to see the benefits from migrating toward more consumer products, such as expanding indirect auto lending and re-entering credit cards, as well as reductions in the Company’s level of non-accrual loans. If current economic conditions persist into 2013, growing net interest income and the resulting net interest margin will continue to be challenging. However, management believes opportunities exist to maintain a relatively stable margin through further reducing deposit costs and additional liability management actions. Regions’ balance sheet is in a moderately asset sensitive position such that if economic conditions were to improve more rapidly, thereby resulting in a rise in interest rates, the net interest margin would likely respond favorably. For more information, refer to the following additional sections within this Form 10-K:

•	2012 Overview discussion in MD&A

•	Net Interest Income and Margin section of MD&A

•	Interest Rate Risk section of MD&A

GENERAL

The following discussion and financial information is presented to aid in understanding Regions’ financial position and results of operations. The emphasis of this discussion will be on continuing operations for the years 2012, 2011 and 2010; in addition, financial information for prior years will also be presented when appropriate. Certain amounts in prior year presentations have been reclassified to conform to the current year presentation, except as otherwise noted.

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

Dispositions

On January 11, 2012, Regions entered into a stock purchase agreement to sell Morgan Keegan and related affiliates to Raymond James. The sale closed on April 2, 2012. Regions Investment Management, Inc. (formerly known as Morgan Asset Management, Inc.) and Regions Trust were not included in the sale; they are included in the Wealth Management segment.

Results of operations for the entities sold are presented separately as discontinued operations for all periods presented on the consolidated statements of operations. Other expenses related to the transaction are also included in discontinued operations. Refer to Note 3 “Discontinued Operations” and Note 23 “Commitments, Contingencies, and Guarantees” for further details.

Business Segments

Regions provides traditional commercial, retail and mortgage banking services, as well as other financial services in the fields of asset management, trust, insurance and other specialty financing. Regions carries out its strategies and derives its profitability from the three reportable business segments: Business Services, Consumer Services, and Wealth Management, with the remainder split between Discontinued Operations and Other. During the third quarter of 2012, Regions reorganized its internal management structure and, accordingly, its segment reporting structure. Historically, Regions’ primary business segment was Banking/Treasury, representing the Company’s banking network (including the Consumer & Commercial Banking function along with the Treasury function). Other segments included Investment Banking/Brokerage/Trust and Insurance. During the second quarter of 2012, Regions consummated the sale of Morgan Keegan (the primary component of Investment Banking/Brokerage/Trust). Shortly thereafter, Regions announced organizational changes to better integrate and execute the Company’s strategic priorities across all lines of business and geographies. As a result, Regions revised its reportable segments.

Business Services

The Business Services segment represents the Company’s commercial banking functions including commercial and industrial, commercial real estate and investor real estate lending. This segment also includes equipment lease financing. Business Services customers include corporate, middle market, small business and commercial real estate developers and investors. Corresponding deposit products related to these types of customers are included in this segment. In 2012, the Business Services reportable segment contributed $631 million of net income.

Consumer Services

The Consumer Services segment represents the Company’s branch network, including consumer banking products and services related to residential first mortgages, home equity lines and loans, indirect loans, consumer credit cards and other consumer loans, as well as the corresponding deposit relationships. These services are also provided through alternative channels such as the internet and telephone banking. In 2012, the Consumer Services reportable segment contributed $420 million of net income.

Wealth Management

The Wealth Management segment includes wealth management products and services such as trust activities, commercial insurance and credit related products, and investment management. Wealth Management customers include individuals and institutional clients who desire services that include investment advice, assistance in managing assets, and estate planning. Wealth Management activities contributed $69 million of net income in 2012.

See Note 22 “Business Segment Information” to the consolidated financial statements for further information on Regions’ business segments.

Table 1—Financial Highlights

	2012	2011	2010	2009	2008
	(In millions, except per share data)
EARNINGS SUMMARY
Interest income	$3,903	$4,252	$4,637	$5,277	$6,465
Interest expense	603	842	1,248	1,984	2,677

Net interest income	3,300	3,410	3,389	3,293	3,788
Provision for loan losses	213	1,530	2,863	3,541	2,057

Net interest income (loss) after provision for loan losses	3,087	1,880	526	(248)	1,731
Non-interest income	2,100	2,143	2,489	2,765	2,132
Non-interest expense	3,526	3,862	3,859	3,785	9,895

Income (loss) from continuing operations before income taxes	1,661	161	(844)	(1,268)	(6,032)
Income tax expense (benefit)	482	(28)	(376)	(194)	(383)

Income (loss) from continuing operations	1,179	189	(468)	(1,074)	(5,649)

Income (loss) from discontinued operations before income taxes	(99)	(408)	(41)	66	81
Income tax expense (benefit)	(40)	(4)	30	23	28

Income (loss) from discontinued operations, net of tax	(59)	(404)	(71)	43	53

Net income (loss)	$1,120	$(215)	$(539)	$(1,031)	$(5,596)

Income (loss) from continuing operations available to common shareholders	$1,050	$(25)	$(692)	$(1,304)	$(5,675)

Net income (loss) available to common shareholders	$991	$(429)	$(763)	$(1,261)	$(5,622)

Earnings (loss) per common share from continuing operations – basic	$0.76	$(0.02)	$(0.56)	$(1.32)	$(8.17)
Earnings (loss) per common share from continuing operations – diluted	0.76	(0.02)	(0.56)	(1.32)	(8.17)
Earnings (loss) per common share – basic	0.72	(0.34)	(0.62)	(1.27)	(8.09)
Earnings (loss) per common share – diluted	0.71	(0.34)	(0.62)	(1.27)	(8.09)
Return on average tangible common stockholders’ equity (non-GAAP) (1)	10.69%	(5.51)%	(9.29)%	(14.92)%	(71.29)%
Return on average assets from continuing operations (GAAP)	0.86	(0.02)	(0.52)	(0.93)	(4.04)
BALANCE SHEET SUMMARY
At year-end—Consolidated
Loans, net of unearned income	$73,995	$77,594	$82,864	$90,674	$97,419
Allowance for loan losses	(1,919)	(2,745)	(3,185)	(3,114)	(1,826)
Assets	121,347	127,050	132,351	142,318	146,248
Deposits	95,474	95,627	94,614	98,680	90,904
Long-term debt	5,861	8,110	13,190	18,464	19,231
Stockholders’ equity	15,499	16,499	16,734	17,881	16,813
Average balances—Continuing Operations
Loans, net of unearned income	$76,035	$80,673	$86,660	$94,523	$97,601
Assets	122,182	126,719	132,720	139,468	140,455
Deposits	95,330	95,671	96,489	94,612	90,077
Long-term debt	6,694	11,240	15,489	18,501	13,422
Stockholders’ equity	15,035	15,350	15,916	16,224	18,514
SELECTED RATIOS
Allowance for loan losses as a percentage of loans, net of unearned income	2.59%	3.54%	3.84%	3.43%	1.87%
Tier 1 capital	12.00	13.28	12.40	11.54	10.38
Tier 1 common risk-based ratio (non-GAAP) (1)	10.84	8.51	7.85	7.15	6.57
Total risk-based capital	15.38	16.99	16.35	15.78	14.64
Leverage	9.65	9.91	9.30	8.90	8.47
Tangible common stockholders’ equity to tangible assets (non-GAAP) (1)	8.63	6.58	6.04	6.22	5.43
Efficiency ratio (non-GAAP) (1)	64.42	64.56	67.74	67.88	60.67
COMMON STOCK DATA
Cash dividends declared per common share	$0.04	$0.04	$0.04	$0.13	$0.96
Stockholders’ common equity per share	10.63	10.39	10.63	11.97	19.53
Tangible common book value per share (non-GAAP) (1)	7.11	6.37	6.09	7.11	11.03
Market value at year-end	7.13	4.30	7.00	5.29	7.96
Market price range: (2)
High	7.73	8.09	9.33	9.07	25.84
Low	4.21	2.82	5.12	2.35	6.41
Total trading volume	5,282	5,204	6,381	8,747	3,411
Dividend payout ratio	5.63	NM	NM	NM	NM
Shareholders of record at year-end (actual)	67,574	73,659	76,996	81,166	83,600
Weighted-average number of common shares outstanding
Basic	1,381	1,258	1,227	989	695
Diluted	1,387	1,258	1,227	989	695

NM—Not meaningful
(1)	See Table 2 for GAAP to non-GAAP reconciliations.
(2)	High and low market prices are based on intraday sales prices.

2012 OVERVIEW

Regions reported net income available to common shareholders of $991 million or $0.71 per diluted common share in 2012. Credit-related costs, primarily the loan loss provision, declined significantly in 2012 as a result of improvements in the credit environment. Average low-cost deposits grew 7 percent leading to a decline in both 2012’s total deposit and funding costs.

Net interest income from continuing operations remained stable at $3.3 billion in 2012. The net interest margin from continuing operations (taxable- equivalent basis) was 3.11 percent in 2012, compared to 3.07 percent during 2011, primarily due to a reduction in average earning assets. Net interest income was driven primarily by a decrease of 23 basis points in the cost of interest-bearing liabilities, while being partially offset by a 15 basis point decline in the overall yield on interest earning assets. This dynamic reflected efforts to improve deposit costs and pricing on loans, while managing the challenges posed by a low interest rate environment. Long-term interest rates in particular remained low in 2012, pressuring yields on fixed-rate loan and securities portfolios, and contributed to the decline in the yield on taxable securities from 3.08 percent in 2011 to 2.55 percent in 2012. The overall costs of deposits improved from 0.49 percent in 2011 to 0.30 percent in 2012, as short-term interest rates (for example, the Federal Funds rate) remained at historical lows. The product mix of deposits improved as well, as declines in higher cost certificates of deposits accompanied increases in low cost checking and savings products.

If current economic conditions persist into 2013, growing net interest income and the resulting net interest margin will be challenging. However, management believes opportunities exist to stabilize the margin through further reducing deposit costs and additional liability management actions. Regions’ balance sheet is in a moderately asset sensitive position such that if economic conditions were to improve more rapidly, thereby resulting in a rise in interest rates, the net interest margin would likely respond favorably.

Net charge-offs totaled $1.0 billion, or 1.37 percent of average loans in 2012 compared to $2.0 billion, or 2.44 percent of average loans in 2011. Net charge-offs were lower across most major categories when comparing 2012 to the prior year. Non-performing assets decreased $1.1 billion to $1.9 billion at December 31, 2012.

The provision for loan losses is used to maintain the allowance for loan losses at a level that, in management’s judgment, is appropriate to cover losses inherent in the loan portfolio as of the balance sheet date. During 2012, the provision for loan losses decreased to $213 million compared to $1.5 billion in 2011. The allowance for loan losses was $1.9 billion, or 2.59 percent of loans, at December 31, 2012 as compared to $2.7 billion, or 3.54 percent of loans, at December 31, 2011. Net charge-offs exceeded provision for loan losses for 2012 due to improving credit metrics, including lower non-accrual, criticized and classified loan balances, and delinquencies, as well as a decline in overall loan balances.

Non-interest income from continuing operations decreased $43 million to $2.1 billion in 2012 compared to 2011. The year-over-year decrease was due primarily to lower securities gains and service charges, partially offset by increased mortgage income and investment fee income. See Table 5 “Non-Interest Income” for further details.

Non-interest expense from continuing operations totaled $3.5 billion and $3.9 billion in 2012 and 2011, respectively. Non-interest expense included a $253 million goodwill impairment charge in 2011. The 2012 period included an increase in salaries and employee benefits due to higher pension costs, annual merit increases and incentive increases, including mortgage-related incentives, lower occupancy expense and lower credit-related costs. See Table 6, “Non-Interest Expense from Continuing Operations” for further details.

Total loans decreased by $3.6 billion, or 4.6 percent in 2012, driven primarily by a continued run-off of balances related to investor real estate. Decreases in residential first mortgage and home equity loans also contributed to the year-over-year decrease primarily resulting from consumers’ decisions to de-leverage. These decreases were partially offset by growth in the commercial and industrial category and record growth in indirect loans. Total deposits decreased $153 million in 2012 to $95.5 billion at December 31, 2012, and low-cost customer deposits increased $5.8 billion, or 7.6 percent, in 2012.

Regions’ Tier 1 common (non-GAAP) ratio was 10.84 percent at December 31, 2012. The corresponding Basel III Tier 1 common ratio (non-GAAP), based on Regions’ current understanding of the guidelines, was approximately 8.87 percent, which exceeds the Basel III minimum of 7.0 percent (see Table 2, “GAAP to Non-GAAP Reconciliation” for a reconciliation of the non-GAAP measures to the corresponding GAAP or regulatory measure).

Table 2 “GAAP to Non-GAAP Reconciliation” presents computations of earnings (loss) and certain other financial measures, which exclude certain significant items that are included in financial results presented in accordance with generally accepted accounting principles (“GAAP”). These non-GAAP financial measures include “fee income ratio”, “efficiency ratio”, “return on average assets from continuing operations”, “return on average tangible common stockholders’ equity”, end of period and average “tangible common stockholders’ equity”, “Tier 1 common equity”, and “Basel III Tier 1 common equity” and related ratios. Regions believes that the exclusion of these significant items in expressing earnings and certain other financial measures provides a meaningful base for period-to-period comparisons, which management believes will assist investors in analyzing the operating results of the Company and predicting future performance. These non-GAAP financial measures are also used by management to assess the performance of Regions’ business because management does not consider these charges to be as relevant to ongoing operating results. Management and the Board of Directors utilize these non-GAAP financial measures as follows:

•	Preparation of Regions’ operating budgets

•	Monthly financial performance reporting

•	Monthly close-out reporting of consolidated results (management only)

•	Presentations to investors of Company performance

The efficiency ratio (non-GAAP), which is a measure of productivity, is generally calculated as non-interest expense divided by total revenue on a taxable equivalent basis. The fee income ratio (non-GAAP) is generally calculated as non-interest income divided by total revenue. Management uses these ratios to monitor performance and believes these measures provide meaningful information to investors. Non-interest expense (GAAP) is presented excluding adjustments to arrive at adjusted non-interest expense (non-GAAP), which is the numerator for the efficiency ratio. Non-interest income (GAAP) is presented excluding adjustments to arrive at adjusted non-interest income (non-GAAP), which is the numerator for the fee income ratio. Net interest income on a taxable equivalent basis and non-interest income (GAAP) are added together to arrive at total revenue (GAAP). Adjustments are made to arrive at adjusted total revenue (non-GAAP), which is the denominator for the fee income and efficiency ratios. Regions believes that the non-GAAP measures reflecting these adjustments provide a meaningful base for period-to-period comparisons, which management believes will assist investors in analyzing the operating results of the Company and predicting future performance. These non-GAAP financial measures are also used by management to assess the performance of Regions’ business. It is possible that the activities related to the adjustments may recur; however, management does not consider the activities related to the adjustments to be indications of ongoing operations. Regions believes that presentation of these non-GAAP financial measures will permit investors to assess the performance of the Company on the same basis as that applied by management.

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

Regions currently calculates its risk-based capital ratios under guidelines adopted by the Federal Reserve based on the 1988 Capital Accord (“Basel I”) of the Basel Committee on Banking Supervision (the “Basel Committee”). In December 2010, the Basel Committee released its final framework for Basel III, which will strengthen international capital and liquidity regulations. When implemented by U.S. bank regulatory agencies and fully phased-in, Basel III will change capital requirements and place greater emphasis on common equity. The Federal Reserve has announced a delay in the implementation date of the final rules. However, when implemented there will be a phase in period of up to 6 years. The U.S. bank regulatory agencies have not yet finalized regulations governing the implementation of Basel III. Accordingly, the calculations provided below are estimates, based on Regions’ current understanding of the framework, including the Company’s reading of the original requirements, as well as the U.S. Notices of Proposed Rulemaking (“NPR”) released in June 2012, and informal feedback received through the regulatory process. Regions’ understanding of the framework is evolving and will likely change as the regulations are finalized. The NPR comment period ended in October 2012; changes to the calculation resulting from the comment process could result in materially different capital ratios from the amounts estimated. Because the Basel III implementation regulations are not formally defined by GAAP and have not yet been finalized and codified, these measures are considered to be non-GAAP financial measures, and other entities may calculate them differently from Regions’ disclosed calculations. Since analysts and banking regulators may assess Regions’ capital adequacy using the Basel III framework, Regions believes that it is useful to provide investors information enabling them to assess Regions’ capital adequacy on the same basis.

Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied and are not audited. Although these non-GAAP financial measures are frequently used by stakeholders in the evaluation of a company, they have limitations as analytical tools, and should not be considered in isolation, or as a substitute for analyses of results as reported under GAAP. In particular, a measure of earnings that excludes selected items does not represent the amount that effectively accrues directly to stockholders (i.e., REIT investment early termination costs, merger-related charges, goodwill impairment and regulatory charge and related tax benefit are a reduction to earnings and stockholders’ equity).

The following tables provide: 1) a reconciliation of net income (loss) (GAAP) to income (loss) available to common shareholders (GAAP), 2) a reconciliation of net income (loss) available to common shareholders (GAAP) to income (loss) from continuing operations available to common shareholders (GAAP), 3) a reconciliation of income (loss) available to common shareholders (GAAP) to adjusted income (loss) available to common shareholders (non-GAAP), 4) a reconciliation of income (loss) from continuing operations available to common shareholders (GAAP) to adjusted income (loss) from continuing operations available to common shareholders (non-GAAP), 5) a reconciliation of non-interest expense from continuing operations (GAAP) to adjusted non-interest expense (non-GAAP), 6) a reconciliation of non-interest income from continuing operations (GAAP) to adjusted non-interest income (non-GAAP), 7) a computation of adjusted total revenue (non-GAAP), 8) a computation of the fee income ratio (non-GAAP), 9) a computation of the efficiency ratio (non-GAAP), 10) a computation of return on average assets from continuing operations (GAAP) and adjusted return on average assets from continuing operations (non-GAAP), 11) a reconciliation of average and ending stockholders’ equity (GAAP) to average and ending tangible common stockholders’ equity (non-GAAP) and calculations of related ratios and adjusted ratios (non-GAAP), 12) a reconciliation of stockholders’ equity (GAAP) to Tier 1 capital (regulatory) and to Tier 1 common equity (non-GAAP) and calculations of related ratios, and 13) a reconciliation of stockholders’ equity (GAAP) to Basel III Tier 1 common equity (non-GAAP) and calculation of the related ratio based on Regions’ current understanding of the Basel III requirements as proposed by the U.S. Notices of Proposed Rulemaking released in June 2012.

Table 2—GAAP to Non-GAAP Reconciliation

		For Year Ended December 31
		2012	2011	2010	2009	2008
		(In millions, except per share data)
INCOME (LOSS)
Net income (loss) (GAAP)		$1,120	$(215)	$(539)	$(1,031)	$(5,596)
Preferred dividends and accretion (GAAP)		(129)	(214)	(224)	(230)	(26)

Net income (loss) available to common shareholders (GAAP)	A	991	(429)	(763)	(1,261)	(5,622)
Income (loss) from discontinued operations, net of tax (GAAP)		(59)	(404)	(71)	43	53

Income (loss) from continuing operations available to common shareholders (GAAP)	B	$1,050	$(25)	$(692)	$(1,304)	$(5,675)

Income (loss) available to common shareholders (GAAP)		$991	$(429)	$(763)	$(1,261)	$(5,622)
Merger-related charges, pre-tax:
Salaries and employee benefits		—	—	—	—	134
Net occupancy expense		—	—	—	—	4
Furniture and equipment expense		—	—	—	—	5
Other		—	—	—	—	58

Total merger-related charges, pre-tax		—	—	—	—	201

Merger-related charges, net of tax		—	—	—	—	125
Goodwill impairment		—	731	—	—	6,000
Regulatory charge and related income tax benefit (1)		—	(44)	200	—	—
REIT investment early termination costs, net of tax (3)		38	—	—	—	—

Adjusted income (loss) available to common shareholders (non-GAAP)	C	$1,029	$258	$(563)	$(1,261)	$503

Income (loss) from continuing operations available to common shareholders (GAAP)		$1,050	$(25)	$(692)	$(1,304)	$(5,675)
Merger-related charges, net of tax		—	—	—	—	125
Goodwill impairment		—	253	—	—	6,000
Regulatory charge and related income tax benefit (1)		—	(17)	75	—	—
REIT investment early termination costs, net of tax (3)		38	—	—	—	—

Adjusted income (loss) from continuing operations available to common shareholders (non-GAAP)	D	$1,088	$211	$(617)	$(1,304)	$450

EFFICIENCY AND FEE INCOME RATIOS
Non-interest expense from continuing operations (GAAP)		$3,526	$3,862	$3,859	$3,785	$9,895
Significant Items:
Merger-related charges		—	—	—	—	(201)
Goodwill impairment		—	(253)	—	—	(6,000)
Regulatory charge		—	—	(75)	—	—
Mortgage servicing rights impairment		—	—	—	—	(85)
Loss on extinguishment of debt		(11)	—	(108)	—	(66)
FDIC special assessment		—	—	—	(64)	—
Securities impairment, net		(2)	(2)	(2)	(75)	(23)
Branch consolidation and property and equipment charges		—	(75)	(8)	(53)	—
REIT investment early termination costs (3)		(42)	—	—	—	—

Adjusted non-interest expense (non-GAAP)	E	$3,471	$3,532	$3,666	$3,593	$3,520

Net interest income from continuing operations (GAAP)		$3,300	$3,410	$3,389	$3,293	$3,788
Taxable-equivalent adjustment		50	35	32	32	37

Net interest income from continuing operations, taxable-equivalent basis		3,350	3,445	3,421	3,325	3,825
Non-interest income from continuing operations (GAAP)		2,100	2,143	2,489	2,765	2,132
Significant Items:
Securities gains, net		(48)	(112)	(394)	(69)	(92)
Leveraged lease termination gains, net		(14)	(8)	(78)	(587)	—
Visa-related gains		—	—	—	(80)	(63)
Gain on early extinguishment of debt		—	—	—	(61)	—
Loss (gain) on sale of mortgage loans		—	3	(26)	—	—

Adjusted non-interest income (non-GAAP)	F	2,038	2,026	1,991	1,968	1,977

Adjusted total revenue (non-GAAP)	G	$5,388	$5,471	$5,412	$5,293	$5,802

Fee income ratio (non-GAAP)	F/G	37.82%	37.03%	36.79%	37.18%	34.07%
Efficiency ratio (non-GAAP)	E/G	64.42%	64.56%	67.74%	67.88%	60.67%

		For Year Ended December 31
		2012	2011	2010	2009	2008
		(In millions, except per share data)
RETURN ON AVERAGE ASSETS
Average assets (GAAP)—continuing operations (2)	H	$122,182	$126,719	$132,720	$139,468	$140,455
Return on average assets from continuing operations (GAAP)	B/H	0.86%	(0.02)%	(0.52)%	(0.93)%	(4.04)%
Adjusted return on average assets from continuing operations (non-GAAP)	D/H	0.89%	0.17%	(0.46)%	(0.93)%	0.32%
RETURN ON AVERAGE TANGIBLE COMMON STOCKHOLDERS’ EQUITY
Average stockholders’ equity (GAAP)		$15,246	$16,927	$17,444	$17,773	$19,939
Less: Average intangible assets (GAAP)		5,210	5,965	6,003	6,122	11,949
Average deferred tax liability related to intangibles (GAAP)		(195)	(220)	(255)	(286)	(321)
Average preferred equity (GAAP)		960	3,398	3,479	3,487	425

Average tangible common stockholders’ equity (non-GAAP)	I	$9,271	$7,784	$8,217	$8,450	$7,886

Return on average tangible common equity (non-GAAP)	A/I	10.69%	(5.51)%	(9.29)%	(14.92)%	(71.29)%

Adjusted return on average tangible common equity (non-GAAP)	C/I	11.10%	3.31%	(6.85)%	(14.92)%	6.38%

TANGIBLE COMMON RATIOS
Stockholders’ equity (GAAP)		$15,499	$16,499	$16,734	$17,881	$16,813
Less: Intangible assets (GAAP)		5,161	5,265	5,946	6,060	6,186
Deferred tax liability related to intangibles (GAAP)		(191)	(200)	(240)	(269)	(303)
Preferred equity (GAAP)		482	3,419	3,380	3,602	3,307

Tangible common stockholders’ equity (non-GAAP)	J	$10,047	$8,015	$7,648	$8,488	$7,623

Total assets (GAAP)		121,347	127,050	132,351	142,318	146,248
Less: Intangible assets (GAAP)		5,161	5,265	5,946	6,060	6,186
Deferred tax liability related to intangibles (GAAP)		(191)	(200)	(240)	(269)	(303)

Tangible assets (non-GAAP)	K	$116,377	$121,985	$126,645	$136,527	$140,365

End of period shares outstanding	L	1,413	1,259	1,256	1,193	691
Tangible common stockholders’ equity to tangible assets (non-GAAP)	J/K	8.63%	6.58%	6.04%	6.22%	5.43%
Tangible common book value per share (non-GAAP)	J/L	$7.11	$6.37	$6.09	$7.11	$11.03

		For Year Ended December 31
		2012	2011	2010	2009	2008
		(In millions, except per share data)
TIER 1 COMMON RISK-BASED RATIO
Stockholders’ equity (GAAP)		$15,499	$16,499	$16,734	$17,881	$16,813
Accumulated other comprehensive (income) loss		(65)	69	260	(130)	8
Non-qualifying goodwill and intangibles		(4,826)	(4,900)	(5,706)	(5,792)	(5,864)
Disallowed deferred tax assets (4)		(35)	(432)	(424)	(947)	—
Disallowed servicing assets		(33)	(35)	(27)	(25)	(16)
Qualifying non-controlling interests		93	92	92	91	91
Qualifying trust preferred securities		501	846	846	846	1,036

Tier 1 capital (regulatory)		11,134	12,139	11,775	11,924	12,068
Qualifying non-controlling interests		(93)	(92)	(92)	(91)	(91)
Qualifying trust preferred securities		(501)	(846)	(846)	(846)	(1,036)
Preferred stock		(482)	(3,419)	(3,380)	(3,602)	(3,307)

Tier 1 common equity (non-GAAP)	M	$10,058	$7,782	$7,457	$7,385	$7,634

Risk-weighted assets (regulatory)	N	$92,811	$91,449	$94,966	$103,330	$116,251
Tier 1 common risk-based ratio (non-GAAP)	M/N	10.84%	8.51%	7.85%	7.15%	6.57%

BASEL III TIER 1 COMMON RATIO (6)
Stockholders’ equity (GAAP)		$15,499
Non-qualifying goodwill and intangibles (5)		(4,968)
Adjustments, including other comprehensive income related to cash flow hedges, disallowed deferred tax assets, threshold deductions and other adjustments		(780)

Basel III tier 1 common equity (non-GAAP)	O	9,751

Basel I risk-weighted assets (regulatory)		92,811
Basel III risk-weighted assets (non-GAAP) (7)	P	109,941
Basel III tier 1 common ratio (non-GAAP)	O/P	8.87%

(1)	In the second quarter of 2010, Regions recorded a $200 million charge to account for a probable, reasonably estimable loss related to a pending settlement of regulatory matters. At that time, Regions assumed that the entire charge would be non-deductible for income tax purposes. $75 million of the regulatory charge relates to continuing operations. The regulatory settlement was finalized in the second quarter of 2011. At the time of the settlement, Regions had better information related to the income tax implications. $125 million of the approximately $200 million settlement charge was deductible for federal income tax purposes. Accordingly, during the second quarter of 2011, Regions adjusted income tax expense to account for the impact of the deduction. The adjustment reduced total income tax expense by approximately $44 million for the second quarter of 2011, of which approximately $17 million relates to continuing operations.
(2)	Return on assets from continuing operations does not include average assets related to discontinued operations of $713 million, $3,254 million, $3,235 million, $3,291 million and $3,492 million for December 31, 2012, 2011, 2010, 2009 and 2008, respectively.
(3)	In the fourth quarter of 2012, Regions entered into an agreement with a third party investor in Regions Asset Management Company, Inc., pursuant to which the investment was fully redeemed. This resulted in extinguishing a $203 million liability, including accrued, unpaid interest, as well as incurring early termination costs of approximately $42 million on a pre-tax basis ($38 million after tax).
(4)	Taxable income from the two previous tax years and one year of projected future taxable income may be applied in calculating deferred tax assets for regulatory capital purposes.
(5)	Under Basel III, regulatory capital must be reduced by purchased credit card relationship intangible assets. These assets are partially allowed in Basel I capital.
(6)	Estimate based on June 2012 U.S. Notices of Proposed Rulemaking.
(7)	Regions continues to develop systems and internal controls to precisely calculate risk-weighted assets as required by Basel III. The amount included above is a reasonable approximation, based on our understanding of the requirements.

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

Allowance for Credit Losses

The allowance for credit losses (“allowance”) consists of the allowance for loan losses and the reserve for unfunded credit commitments. These two components reflect management’s judgment of probable credit losses inherent in the portfolio and unfunded credit commitments at the balance sheet date. A full discussion of these estimates and other factors is included in the “Allowance for Credit Losses” section within the discussion of “Credit Risk”, found in a later section of this report, Note 1 “Summary of Significant Accounting Policies”, and Note 6 “Allowance for Credit Losses” to the consolidated financial statements.

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

Management’s estimate of the allowance for the commercial and investor real estate portfolio segments could be affected by estimates of losses inherent in various product types as a result of fluctuations in the general economy, developments within a particular industry, or changes in an individual’s credit due to factors particular to that credit, such as competition, management or business performance. For non-accrual commercial and investor real estate loans equal to or greater than $2.5 million, the allowance for loan losses is based on specific evaluation considering the facts and circumstances specific to each borrower. For all other commercial and investor real estate loans, the allowance for loan losses is based on statistical models using a probability of default (“PD”) and a loss given default (“LGD”). Historical default information for similar loans is used as an input for the statistical model. A 5 percent increase in the PD for non-defaulted accounts and a 5 percent increase in the LGD for all accounts would result in an increase to estimated losses of approximately $85 million.

For residential real estate mortgages, home equity lending and other consumer-related loans, individual products are reviewed on a group basis or in loan pools (e.g., residential real estate mortgage pools). Losses can be affected by such factors as collateral value, loss severity, the economy and other uncontrollable factors. A 5 percent increase or decrease in the estimated loss rates on these loans would change estimated inherent losses by approximately $28 million.

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

The pro forma inherent loss analysis presented above demonstrates the sensitivity of the allowance to key assumptions. This sensitivity analysis does not reflect an expected outcome. For additional information regarding the allowance for credit losses calculation, see Note 1 “Summary of Significant Accounting Policies” and Note 6 “Allowance For Credit Losses” to the consolidated financial statements.

Fair Value Measurements

A portion of the Company’s assets and liabilities is carried at fair value, with changes in fair value recorded either in earnings or accumulated other comprehensive income (loss). These include trading account assets and liabilities, securities available for sale, mortgage loans held for sale, mortgage servicing rights and derivative assets and liabilities. From time to time, the estimation of fair value also affects other loans held for sale, which are recorded at the lower of cost or fair value. Fair value determination is also relevant for certain other assets such as foreclosed property and other real estate, which are recorded at the lower of the recorded investment in the loan/property or fair value, less estimated costs to sell the property. For example, the fair value of other real estate is determined based on recent appraisals by third parties and other market information, less estimated selling costs. Adjustments to the appraised value are made if management becomes aware of changes in the fair value of specific properties or property types. The determination of fair value also impacts certain other assets that are periodically evaluated for impairment using fair value estimates, including goodwill and other identifiable intangible assets.

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

Intangible Assets

Regions’ intangible assets consist primarily of the excess of cost over the fair value of net assets of acquired businesses (“goodwill”) and other identifiable intangible assets (primarily core deposit intangibles and purchased credit card relationships). Goodwill totaled $4.8 billion at December 31, 2012 and December 31, 2011 and is allocated to each of Regions’ reportable segments (each a reporting unit), at which level goodwill is tested for impairment on an annual basis as of October 1 or more often if events and circumstances indicate impairment may exist (refer to Note 1 “Summary of Significant Accounting Policies” to the consolidated financial statements for further discussion of when Regions tests goodwill for impairment). As further discussed in Note 22 “Business Segment Information”, Regions reorganized its management reporting structure during the third quarter of 2012 and, accordingly, its segment reporting structure and goodwill reporting units. In connection with the reorganization, management reallocated goodwill to the new reporting units using a relative fair value approach.

A test of goodwill for impairment consists of two steps. In Step One, the fair value of the reporting unit is compared to its carrying amount, including goodwill. To the extent that the fair value of the reporting unit exceeds the carrying value, impairment is not indicated and no further testing is required. Conversely, if the fair value of the reporting unit is below its carrying amount, Step Two must be performed. Step Two consists of determining the implied fair value of goodwill, which is the net difference between the valuation adjustments of assets and liabilities and the valuation adjustment to equity (from Step One) of the reporting unit. The carrying value of equity for each reporting unit is determined from an allocation based upon risk weighted assets. Adverse changes in the economic environment, declining operations of the reporting unit, or other factors could result in a decline in the estimated implied fair value of goodwill. If the estimated implied fair value is less than the carrying amount, a loss would be recognized to reduce the carrying amount to the estimated implied fair value.

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

The table below summarizes the discount rate used in the goodwill impairment test of each reporting unit for the third and fourth quarters of 2012:

	Business Services	Consumer Services	Wealth Management
Discount Rate:
4th Quarter	14%	13%	13%
3rd Quarter	14%	13%	12%

The table below summarizes the discount rate used in the goodwill impairment tests of the former Banking/Treasury reporting unit for the reporting periods indicated:

	2nd Quarter 2012	1st Quarter 2012	4th Quarter 2011	3rd Quarter 2011
Discount Rate	14%	14%	15%	15%

In estimating future cash flows, a balance sheet as of the test date and a statement of operations for the last twelve months of activity for each reporting unit are compiled. From that point, future balance sheets and statements of operations are projected based on the inputs discussed below. Cash flows are based on expected future capitalization requirements due to balance sheet growth and anticipated changes in regulatory capital requirements. The baseline cash flows utilized in all models correspond to the most recent internal forecasts and/or budgets that range from 1 to 3 years. These internal forecasts are based on inputs developed in the Company’s capital planning processes.

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

Throughout 2009 and 2010 in the former Banking/Treasury reporting unit, the credit quality of Regions’ loan portfolio declined, which contributed to increased losses as well as elevated non-performing loan levels. Accordingly, Regions performed tests of goodwill for impairment during each quarter of 2010 and during the second, third and fourth quarters of 2009 in a manner consistent with the test conducted in the fourth quarter of 2008. While credit quality has improved, Regions continued to perform its goodwill impairment tests during the four quarters of 2011 and the first two quarters of 2012, in a manner consistent with the tests conducted in prior periods, primarily due to the Company’s market capitalization remaining below book value. As a result of the management reporting changes described above, Regions revised its reportable segments and, consequently, its reporting units from the three segments previously reported and reallocated goodwill to the new reporting units based on the relative fair values of the revised reporting units. The long-term fair value of equity was determined using both income and market approaches (referenced above and discussed in Note 9 “Intangible Assets”). The results of these calculations indicated that the estimated fair value of the Wealth Management reporting unit was greater than its carrying amount and the estimated fair values of the Business Services and Consumer Services reporting units were less than their respective carrying amounts. At October 1, 2012, the carrying amount and estimated fair value of the Business Services reporting unit were $8.7 billion and $7.1 billion, respectively, while the carrying amount of goodwill for the reporting unit was $2.6 billion. At October 1, 2012, the carrying amount and estimated fair value of the Consumer Services reporting unit were $5.2 billion and $5.2 billion respectively, while the carrying amount of goodwill for the reporting unit was $1.8 billion. Therefore, Step Two of the goodwill impairment test was performed for both the Business Services and Consumer Services reporting units. In Step Two, the fair values of each reporting unit’s assets, both tangible and intangible, and liabilities were determined using estimates of the amounts at which the assets (or liabilities) could be bought (or incurred) or sold (settled) in a taxable transaction between willing participants. For the Business Services and Consumer Services reporting units, the effects of the Step Two adjustments, which were primarily write-downs of assets to fair value, exceeded any reductions in the value of common equity determined in Step One; accordingly the calculation of implied goodwill exceeded its carrying amount. Therefore, the results were no impairment for the Business Services and Consumer Services reporting units, whose implied fair value of goodwill exceeded their carrying amounts by approximately 74 percent and 202 percent, respectively, as of October 1, 2012.

Specific factors as of the date of filing the financial statements that could negatively impact the assumptions used in assessing goodwill for impairment include: a protracted decline in the Company’s market capitalization, disparities in the level of fair value changes in net assets (especially loans) compared to equity, increases in book values of equity of a reporting unit in excess of the increase in fair value of equity, adverse business trends resulting from litigation and/or regulatory actions, higher loan losses, lengthened forecasts of higher unemployment relative to pre-crisis levels beyond 2013, future increased minimum regulatory capital requirements above current thresholds (refer to Note 13 “Regulatory Capital Requirements and Restrictions” for a discussion of current minimum regulatory requirements), future federal rules and regulations resulting from the Dodd-Frank Act, and/or a protraction in the current low level of interest rates significantly beyond 2014.

The following tables present an analysis of independent changes in market factors and significant assumptions that could adversely impact the carrying balance of goodwill in the Business Services reporting unit. Due to the magnitude of the excess of the Consumer Services reporting unit’s implied fair value of goodwill over its carrying amount, no such table has been included for this reporting unit.

Impact to the Carrying Value of Goodwill Business Services Reporting Unit
Change in Discount Rate	Estimated Amount of Impairment
	(In millions)
+ 7.1% (from 14% to 21.1%)	$	(a)
+ 8.0%		(147)
+ 9.0%		(219)

Improvement in Loan Fair Values (b)
+ 4.4 Percentage Points	$	(a)
+ 5.4 Percentage Points		(435)
+ 6.4 Percentage Points		(868)

(a)	Represents the point at which the implied fair value of goodwill would approximate its carrying value.

(b)	Business Services loan discount to fair value is 7.9%.

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

Mortgage Servicing Rights

Regions estimates the fair value of its mortgage servicing rights in order to record them at fair value on the balance sheet. Although sales of mortgage servicing rights do occur, mortgage servicing rights do not trade in an active market with readily observable market prices and the exact terms and conditions of sales may not be readily available, and are therefore Level 3 valuations in the fair value hierarchy previously discussed in the “Fair Value Measurements” section. Specific characteristics of the underlying loans greatly impact the estimated value of the related mortgage servicing rights. As a result, Regions stratifies its mortgage servicing portfolio on the basis of certain risk characteristics, including loan type and contractual note rate, and values its mortgage servicing rights using discounted cash flow modeling techniques. These techniques require management to make estimates regarding future net servicing cash flows, taking into consideration historical and forecasted mortgage loan prepayment rates, discount rates, escrow balances and servicing costs. Changes in interest rates, prepayment speeds or other factors impact the fair value of mortgage servicing rights which impacts earnings. Based on a hypothetical sensitivity analysis, Regions estimates that a reduction in primary mortgage market rates of 25 basis points and 50 basis points would reduce the December 31, 2012 fair value of mortgage servicing rights by approximately 7 percent ($13 million) and 14 percent ($26 million), respectively. Conversely, 25 basis point and 50 basis point increases in these rates would increase the December 31, 2012 fair value of mortgage servicing rights by approximately 7 percent ($14 million) and 15 percent ($28 million), respectively. Regions also estimates that an increase in servicing costs of approximately $10 per loan, or 18 percent, would result in a decline in the value of the mortgage servicing rights by approximately $7 million or 3 basis points.

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

OPERATING RESULTS

GENERAL

For 2012, Regions reported net income available to common shareholders of $991 million, or $0.71 per diluted common share. In January 2012, Regions entered into an agreement to sell Morgan Keegan to Raymond James Financial, Inc. The results of the entities sold are presented as discontinued operations. Refer to Note 3 “Discontinued Operations” of the consolidated financial statements for additional information. Regions reported net income from continuing operations available to common shareholders of $1,050 million, or $0.76 per diluted common share in 2012. Regions’ net loss from discontinued operations was $59 million, or ($0.04) per diluted common share.

Regions’ 2012 results from continuing operations reflected a significant decline in its provision for loan losses resulting from continued improving credit metrics and lower non-interest expenses due to a $253 million non-cash goodwill impairment charge in 2011. Regions also experienced lower net interest income as a result of a decline in interest-earning asset levels combined with lower earning asset yields, as well as, slightly lower non-interest income.

NET INTEREST INCOME AND MARGIN

Net interest income (interest income less interest expense) is Regions’ principal source of income and is one of the most important elements of Regions’ ability to meet its overall performance goals. Net interest income on a taxable-equivalent basis decreased approximately $95 million, or 2.8 percent in 2012, from 2011 driven by a 4 percent decrease in the level of average earning assets, from $112.2 billion in 2011 to $107.8 billion in 2012. The net interest margin increased to 3.11 percent in 2012 from 3.07 percent in 2011, reflecting a favorable mix shift in deposits out of higher cost time deposits into low cost checking, savings and money market accounts.

Comparing 2012 to 2011, interest-earning asset yields were lower, decreasing 15 basis points on average. However, interest-bearing liability rates were also lower, declining by 23 basis points, more than offsetting the drop in interest-earning asset yields. As a result, the net interest rate spread increased 8 basis points to 2.86 percent in 2012 compared to 2.78 percent in 2011.

Continued low levels of long-term interest rates affected interest-earning asset yields through their influence on the behavior and pricing of both variable-rate and fixed-rate loans and securities. Monetary policy action pursued by the Federal Reserve, as well as a modest pace of economic recovery resulted in sustained low levels of both long and short term interest rates in 2012. The yield on the benchmark 10-year U.S. Treasury note, particularly in the second half of 2012, fluctuated mainly in the range of 1.40 percent to 1.80 percent, which is approximately 100 basis points lower than in 2011. The level of long-term rates has precipitated higher levels of prepayment, particularly in fixed-rate loans and securities, which can result in the replacement of these assets at lower rates of interest. This pressure impacts portfolios that have a significant concentration of fixed-rate loans. For example, the taxable investment securities portfolio, which contains significant residential fixed-rate exposure, decreased in yield from 3.08 percent in 2011 to 2.55 percent in 2012.

The negative influence of low, long-term interest rates on the net interest margin, however, was offset by improvements in liability costs. The Federal Reserve’s Rate of Interest on Excess Reserves and the prime rate, which are influential drivers of loan and deposit pricing on the shorter end of the yield curve, remained low at approximately 0.25 percent and 3.25 percent, respectively, throughout 2012, which was essentially unchanged from the previous year-end level. The Company’s loan pricing is also influenced by the 30-day London Interbank Offering Rate (“LIBOR”), which, on average was 24 basis points 2012. With short-term interest rates remaining low, deposit costs improved considerably from 0.49 percent in 2011 to 0.30 percent in 2012. There was substantial improvement in costs in every deposit category, including average money market accounts which declined from 0.29 percent to 0.18 percent. The improvement in overall deposit costs was also attributable to a less costly mix of deposits. For example, average time deposits declined from $21.6 billion, or 22.6 percent of total average deposits, in 2011 to $16.5 billion, or 17.3 percent of total average deposits, in 2012. Meanwhile, average non-interest bearing customer deposits increased from $27.7 billion in 2011 to $29.4 billion in 2012. Net interest margin was also supported by a favorable shift of funding to customer deposits from more costly long-term borrowings. Average long-term borrowings declined to $6.7 billion in 2012 as compared to $11.2 billion in 2011.

Table 3 “Consolidated Average Daily Balances and Yield/Rate Analysis for Continuing Operations” presents a detail of net interest income (on a taxable-equivalent basis), the net interest margin, and the net interest spread.

Table 3—Consolidated Average Daily Balances and Yield/Rate Analysis from Continuing Operations

	2012			2011			2010
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets	(Dollars in millions; yields on taxable-equivalent basis)
Interest-earning assets:
Federal funds sold and securities purchased under agreements to resell	$—	$—	—%	$4	$—	—%	$377	$2	0.53%
Trading account assets	134	3	2.24	166	4	2.41	175	7	4.00
Securities:
Taxable	26,667	681	2.55	24,586	758	3.08	23,851	873	3.66
Tax-exempt	17	—	—	31	—	—	44	1	2.27
Loans held for sale	1,150	33	2.87	1,131	35	3.09	1,281	39	3.04
Loans, net of unearned income (1) (2)	76,035	3,227	4.24	80,673	3,477	4.31	86,660	3,734	4.31
Other interest-earning assets	3,792	9	0.24	5,623	13	0.23	5,119	13	0.25

Total interest-earning assets	107,795	3,953	3.67	112,214	4,287	3.82	117,507	4,669	3.97
Allowance for loan losses	(2,376)			(3,114)			(3,187)
Cash and due from banks	1,836			1,988			2,021
Other non-earning assets	14,927			15,631			16,379

	$122,182			$126,719			$132,720

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Savings accounts	$5,589	4	0.07	$5,062	5	0.10	$4,459	4	0.09
Interest-bearing transaction accounts	19,419	23	0.12	15,613	27	0.17	14,404	32	0.22
Money market accounts—domestic (7)	24,116	43	0.18	25,117	72	0.29	26,737	116	0.43
Money market accounts—foreign (7)	355	—	—	544	1	0.18	653	1	0.15
Time deposits—customer	16,484	214	1.30	21,635	367	1.70	26,236	601	2.29

Total customer deposits—interest-bearing	65,963	284	0.43	67,971	472	0.69	72,489	754	1.04

Time deposits—non customer	3	—	—	11	—	—	54	1	1.85

Total treasury deposits—interest-bearing	3	—	—	11	—	—	54	1	1.85

Total interest-bearing deposits (4)	65,966	284	0.43	67,982	472	0.69	72,543	755	1.04
Federal funds purchased and securities sold under agreements to repurchase	1,852	2	0.11	1,801	(1)	(0.06)	1,983	3	0.15
Other short-term borrowings	251	—	—	186	—	—	331	1	0.30
Long-term borrowings	6,694	317	4.74	11,240	371	3.30	15,489	489	3.16

Total interest-bearing liabilities (5)	74,763	603	0.81	81,209	842	1.04	90,346	1,248	1.38

Net interest spread			2.86			2.78			2.59

Customer deposits—non-interest-bearing (4) (5) (7)	29,364			27,689			23,946
Other liabilities	3,020			2,471			2,512
Stockholders’ equity	15,035			15,350			15,916

	$122,182			$126,719			$132,720

Net interest income/margin on a taxable-equivalent basis from continuing operations (3) (6)		$3,350	3.11%		$3,445	3.07%		$3,421	2.91%

(1)	Loans, net of unearned income include non-accrual loans for all periods presented.
(2)	Interest income includes loan fees of $65 million, $50 million and $37 million for the years ended December 31, 2012, 2011 and 2010, respectively.
(3)	The computation of taxable-equivalent net interest income is based on the stautory federal income tax rate of 35%, adjusted for applicable state income taxes net of the related federal tax benefit.
(4)	Total deposit costs may be calculated by dividing total interest expense on deposits by the sum of interest-bearing deposits and non-interest bearing deposits. The rates for total deposit costs equal 0.30%, 0.49% and 0.78% for the years ended December 31, 2012, 2011 and 2010, respectively.
(5)	Total funding costs from continuing operations may be calculated by dividing total interest expense on interest-bearing liabilities by the sum of interest-bearing liabilities and non-interest bearing deposits. The rates for total funding costs from continuing operations equal 0.58%, 0.77% and 1.09% for the years ended December 31, 2012, 2011, and 2010, respectively.
(6)	The table above does not include average assets, average liabilities, interest income or interest expense for discontinued operations (see Note 3 to the consolidated financial statements). If these assets, liabilities, and net interest income were included in the calculation, the consolidated net interest income and margin on a taxable equivalent basis would be $3,356 million and 3.10%, $3,476 million and 3.05% and $3,464 million and 2.90% for the years ended December 31, 2012, 2011, and 2010, respectively.
(7)	Prior period amounts have been reclassified to conform to the current period classification.

Table 4—Volume and Yield/Rate Variances from Continuing Operations

	2012 Compared to 2011			2011 Compared to 2010
	Change Due to			Change Due to
	Volume	Yield/ Rate	Net	Volume	Yield/ Rate	Net
	(Taxable-equivalent basis—in millions)
Interest income on:
Federal funds sold and securities purchased under agreements to resell	$—	$—	$—	$(1)	$(1)	$(2)
Trading account assets	(1)	—	(1)	—	(3)	(3)
Securities:
Taxable	61	(138)	(77)	26	(141)	(115)
Tax-exempt	—	—	—	—	(1)	(1)
Loans held for sale	1	(3)	(2)	(5)	1	(4)
Loans, net of unearned income	(198)	(52)	(250)	(258)	1	(257)
Other interest-earning assets	(4)	—	(4)	1	(1)	—

Total interest-earning assets	(141)	(193)	(334)	(237)	(145)	(382)

Interest expense on:
Savings accounts	—	(1)	(1)	1	—	1
Interest-bearing transaction accounts	6	(10)	(4)	3	(8)	(5)
Money market accounts—domestic	(3)	(26)	(29)	(7)	(37)	(44)
Money market accounts—foreign	—	(1)	(1)	—	—	—
Time deposits—customer	(77)	(76)	(153)	(95)	(139)	(234)

Total customer deposits—interest-bearing	(74)	(114)	(188)	(98)	(184)	(282)
Time deposits—non customer	—	—	—	—	(1)	(1)

Total treasury deposits—interest-bearing	—	—	—	—	(1)	(1)

Total interest-bearing deposits	(74)	(114)	(188)	(98)	(185)	(283)
Federal funds purchased and securities sold under agreements to repurchase	—	3	3	—	(4)	(4)
Other short-term borrowings	—	—	—	—	(1)	(1)
Long-term borrowings	(181)	127	(54)	(140)	22	(118)

Total interest-bearing liabilities	(255)	16	(239)	(238)	(168)	(406)

Increase (decrease) in net interest income	$114	(209)	$(95)	$1	$23	$24

Notes:

1.	The change in interest not due solely to volume or yield/rate has been allocated to the volume column and yield/rate column in proportion to the relationship of the absolute dollar amounts of the change in each.
2.	The computation of taxable-equivalent net interest income is based on the statutory federal income tax rate of 35%, adjusted for applicable state income taxes net of the related federal tax benefit.
3.	The table above does not include average assets, average liabilities, interest income or interest expense for discontinued operations (see Note 3 to the consolidated financial statements).
4.	Prior period amounts for money market accounts-domestic and money market accounts-foreign have been reclassified to conform to the current period classification.

The mix of interest-earning assets can also affect the interest rate spread. Regions’ primary types of interest-earning assets are loans and investment securities. Certain types of interest-earning assets have historically generated larger spreads; for example, loans typically generate larger spreads than other assets, such as securities, Federal funds sold or securities purchased under agreements to resell. The spread on loans remained depressed in 2012 due to the low interest rate environment and an elevated level of loans on non-accrual status. Average interest-earning assets at December 31, 2012 totaled $107.8 billion, a decrease of $4.4 billion as compared to the prior year. While average earning assets declined during 2012, the mix changed somewhat, reflecting higher securities balances and a decline in average loans due to muted loan demand, consumer deleveraging and run-off of investor real estate.

Also affecting the interest rate spread and the net interest margin were continued elevated balances of interest-bearing deposits in other banks (included in “other interest-earning assets” in Table 3), primarily the Federal Reserve Bank, as a result of the Company’s liquidity management process. These funds generate a significantly lower spread than loans or securities. The levels of cash reserves negatively impacted the net interest margin by 9 basis points in 2012 and 13 basis points in 2011. In addition, overall levels of non-performing assets negatively impacted the net interest margin by 8 basis points in 2012 compared to 14 basis points in 2011.

Average loans as a percentage of average interest-earning assets were 71 percent in 2012 and 72 percent in 2011. The categories, which consist of interest-earning assets, are shown in Table 3 “Consolidated Average Daily Balances and Yield/Rate Analysis for Continuing Operations”. The proportion of average interest-earning assets to average total assets which was 88 percent and 89 percent in 2012 and in 2011, respectively, measures the effectiveness of management’s efforts to invest available funds into the most profitable interest-earning vehicles. This measure was consistent with the prior year as the overwhelming majority of the decline in total assets in 2012 was in interest-earning assets. Funding for Regions’ interest-earning assets comes from interest-bearing and non-interest-bearing sources. Another significant factor affecting the net interest margin is the percentage of interest-earning assets funded by interest-bearing liabilities. The percentage of average interest-earning assets funded by average interest-bearing liabilities was 69 percent in 2012 and 72 percent in 2011, reflecting growth in non-interest bearing deposits.

Table 4 “Volume and Yield/Rate Variances from Continuing Operations” provides additional information with which to analyze the changes in net interest income.

PROVISION FOR LOAN LOSSES

The provision for loan losses is used to maintain the allowance for loan losses at a level that, in management’s judgment, is appropriate to absorb probable losses inherent in the portfolio at the balance sheet date. During 2012, the provision for loan losses was $213 million and net charge-offs were $1.0 billion. This compares to a provision for loan losses of $1.5 billion and net charge-offs of $2.0 billion in 2011. Net charge-offs exceeded the provision for loan losses during 2012 primarily resulting from the continued improving credit metrics, including lower levels of non-accrual loans and criticized and classified loans, as well as an overall reduction in loan balances, problem loan resolutions and a continuing mix shift in loans out of higher risk investor real estate and into less risky commercial and industrial loans.

For further discussion and analysis of the total allowance for credit losses, see the “Risk Management” section found later in this report. See also Note 6 “Allowance for Credit Losses” to the consolidated financial statements.

NON-INTEREST INCOME

Non-interest income from continuing operations represents fees and income derived from sources other than interest-earning assets. Table 5 “Non-Interest Income from Continuing Operations” provides a detail of the components of non-interest income from continuing operations. Non-interest income decreased $43 million to $2.1 billion in 2012 compared to 2011. The decrease is primarily due to lower service charges on deposit accounts and securities gains, partially offset by an increase in mortgage income.

Table 5—Non-Interest Income from Continuing Operations

	Year Ended December 31
	2012	2011	2010
	(In millions)
Service charges on deposit accounts	$985	$1,168	$1,174
Investment fee income	110	64	69
Mortgage income	363	220	247
Trust department income	195	199	196
Securities gains, net	48	112	394
Insurance commissions and fees	109	106	104
Leveraged lease termination gains	14	8	78
Commercial credit fee income	68	80	76
Bank-owned life insurance	81	83	88
Net loss from affordable housing	(49)	(69)	(72)
Credit card / bank card income	85	65	31
Other miscellaneous income	91	107	104

	$2,100	$2,143	$2,489

Service Charges on Deposit Accounts

Income from service charges on deposit accounts decreased 16 percent in 2012 and totaled $985 million and $1.2 billion in 2012 and 2011, respectively. The decrease was primarily driven by policy changes negatively impacting non-sufficient fund fees related to Regulation E, as well as a decline in interchange income as a result of debit interchange price controls implemented in the fourth quarter of 2011. During 2012, service charges on deposit accounts were also negatively impacted by a total of approximately $35 million in customer refunds resulting from a change in the Company’s non-sufficient funds policy.

Interchange income, which is included in service charges on deposit accounts, was impacted by the Federal Reserve’s rulemaking required by section 1075 of the Dodd-Frank Act. The Federal Reserve Board of Governors announced its final rule on debit card interchange fees mandated by the Durbin Amendment to the Dodd-Frank Act effective October 1, 2011, which contributed to the decline in service charges in 2012.

Investment Fee and Trust Department Income

Total investment fee income, which primarily relates to capital markets activities such as loan syndications, foreign exchange and derivatives, increased 72 percent to $110 million in 2012 from $64 million in 2011, due primarily to improved market valuations in the customer derivative portfolio. Trust department income decreased 2 percent to $195 million in 2012, driven by declines in assets under management to approximately $72.7 billion at year-end 2012 compared to approximately $74.6 billion at year-end 2011.

Mortgage Income

Mortgage income is generated through the origination and servicing of mortgage loans for long-term investors and sales of mortgage loans in the secondary market. Mortgage income increased $143 million or 65 percent to $363 million in 2012. The increase reflects wider margins as a result of favorable market conditions, as well as an increase in originations driven by customers taking advantage of the opportunity to refinance under the extended Home Affordable Refinance Program, or HARP II. Mortgage originations totaled $8.0 billion in 2012 as compared to $6.3 billion in 2011. In 2012, refinancing encompassed 63 percent of mortgage originations versus 54 percent in 2011.

At December 31, 2012, $26.2 billion of Regions’ servicing portfolio was serviced for third parties. At December 31, 2011, $26.7 billion of the servicing portfolio was serviced for third parties.

Securities Gains, Net

Regions reported net gains of $48 million from the sale of securities available for sale in 2012, as compared to net gains of $112 million in 2011. Lower security gains during 2012 were due to lower volumes of securities sales resulting from the Company’s asset/liability management process. Refer to the “Securities” section in the “Balance Sheet Analysis” for further discussion.

Insurance Commissions and Fees

Regions provides property and casualty, life and health, mortgage, title and other specialty insurance and credit related products to businesses and individuals. Insurance commissions and fees increased 3 percent to $109 million in 2012, compared to $106 million in 2011. The increase is primarily due to growth in the agency business as well as stabilizing insurance rates and exposures.

Leveraged Lease Termination Gains

Regions terminated certain leveraged leases in 2012 and 2011 resulting in gains of $14 million and $8 million, respectively. These termination gains were largely offset by increases in income tax expense.

Commercial Credit Fee Income

Commercial credit fee income decreased 15 percent to $68 million in 2012, compared to $80 million in 2011. This decrease is primarily due to a decline in standby letters of credit. Regions’ ability to originate standby letters of credit has been impacted by its credit rating in the prior years, as many beneficiaries require investment grade ratings for the issuing bank. During 2012, Moody’s and S&P upgraded credit ratings for Regions Financial Corporation and its subsidiaries.

Bank-Owned Life Insurance

Bank-owned life insurance income decreased 2 percent to $81 million in 2012, compared to $83 million in 2011. This decrease is primarily due to a decline in death benefits and crediting rates.

Credit Card / Bank Card Income

Credit card / bank card income increased $20 million in 2012 as compared to 2011. Credit card income is derived from activity related to the Regions-branded credit card portfolio purchased from FIA Card Services in the second quarter of 2011 and subsequent originations. Bank card income relates to commercial purchasing cards. The increase during 2012 is due to an entire year’s worth of impact from the 2011 credit card portfolio purchase.

NON-INTEREST EXPENSE

The following section contains a discussion of non-interest expense from continuing operations. The largest components of non-interest expense are salaries and employee benefits, net occupancy expense and furniture and equipment expense. Non-interest expense in 2012 was down $336 million from 2011. Non-interest expense in 2011 included $253 million in goodwill impairment plus $75 million in branch consolidation and property and equipment charges. The decline in non-interest expense in 2012 included $61 million in net gains related to the sale of loans held for sale in excess of their carrying values, plus a reduction in other real estate owned expenses of $110 million partially offset by a $159 million increase in salaries and employee benefits. Table 6 “Non-Interest Expense from Continuing Operations” presents total non-interest expense for the years ended December 31, 2012, 2011 and 2010.

Table 6—Non-Interest Expense from Continuing Operations

	Year Ended December 31
	2012	2011	2010
	(In millions)
Salaries and employee benefits	$1,763	$1,604	$1,640
Net occupancy expense	382	388	411
Furniture and equipment expense	261	275	277
Professional and legal expenses	114	175	170
Amortization of core deposit intangible	83	95	107
Other real estate owned expense	52	162	209
Credit/checkcard expenses	64	50	41
Branch consolidation and property and equipment charges	—	75	—
(Gain)/loss on loans held for sale, net	(61)	1	32
Deposit administrative fee	162	217	220
Marketing	87	62	66
Outside services	82	62	52
Loss on early extinguishment of debt	11	—	108
REIT investment early termination costs	42	—	—
Provision (credit) for unfunded credit commitments	5	7	(3)
Regulatory charge	—	—	75
Goodwill impairment	—	253	—
Other miscellaneous expenses	479	436	454

	$3,526	$3,862	$3,859

Salaries and Employee Benefits

Total salaries and employee benefits increased $159 million, or 10 percent, in 2012. The year-over-year increase was primarily due to higher pension costs, annual merit increases, restricted stock awards and incentive increases, including mortgage-related incentives, partially offset by a decline in headcount from 23,707 at December 31, 2011 to 23,427 at December 31, 2012.

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

Net Occupancy Expense

Net occupancy expense includes rents, depreciation and amortization, utilities, maintenance, insurance, taxes, and other expenses of premises occupied by Regions and its affiliates. Net occupancy expense decreased $6 million, or 2 percent, in 2012. Rent expense decreased as a result of branch consolidations that occurred in early 2010 and late 2011, as well as a result of other lease downsizing efforts. At December 31, 2012, Regions had 1,711 branches compared to 1,726 at December 31, 2011.

Furniture and Equipment Expense

Furniture and equipment expense decreased by 5 percent to $261 million in 2012 primarily driven by branch consolidations.

Professional and Legal Expenses

Professional and legal expenses are comprised of amounts related to legal, consulting and other professional fees. These expenses decreased $61 million or 35 percent to $114 million in 2012, reflecting a decrease in the level of legal expenses and recognition of recoveries from previously established legal accruals. Refer to Note 23 “Commitments, Contingencies and Guarantees” to the consolidated financial statements for additional information.

Amortization of Core Deposit Intangibles

The premium paid for core deposits in an acquisition is considered to be an intangible asset that is amortized on an accelerated basis over its useful life. As a result, amortization of core deposit intangibles decreased 13 percent to $83 million in 2012 compared to $95 million in 2011. Regions reviews core deposit intangibles for events or circumstances which could impact the recoverability of the intangible assets. Regions’ annual 2012 impairment test resulted in no impairment. The test reflected an increase in the estimated life of Regions’ core deposit intangibles. Amortization expense will be revised to reflect the increased estimated life beginning in 2013. See Note 9 “Intangible Assets” to the consolidated financial statements for additional information.

Other Real Estate Owned Expense

Other real estate owned (“OREO”) expense includes the cost of adjusting foreclosed properties and other property held for sale to estimated fair value after these assets have been classified as OREO, net gains and losses on sales of properties, and other costs to maintain the property such as property taxes, security, and grounds maintenance. Through Regions’ efforts to sell foreclosed properties, those balances decreased $147 million to $149 million in 2012. This reduction in foreclosed properties balances, along with lower valuation charges as a result of stabilizing real estate values, was the primary driver of the $110 million decline in OREO expense in 2012. See the “Foreclosed Properties” section later in the “Balance Sheet Analysis” section.

Credit/Checkcard Expenses

Credit/checkcard expenses increased $14 million for 2012 when compared to 2011. The year-over-year increase is due to the effect of an entire year’s worth of impact from the credit card portfolio purchase at the end of the second quarter of 2011.

Branch Consolidation and Property and Equipment Charges

Non-interest expense in 2011 included $75 million of branch consolidation charges related to lower of cost or market adjustments on owned branch property, terminated ground leases and impairment of other equipment. The charges were driven primarily by Regions’ decision to consolidate approximately 40 branches.

(Gain)/Loss on Loans Held for Sale, Net

The Company recorded a $61 million reduction in non-interest expense for 2012 related to gains on loans held for sale. The Company recorded losses on loans held for sale of $1 million for 2011. The improvement during 2012 relates to sales and paydowns of individual loans at amounts in excess of carrying value.

Deposit Administrative Fees

Deposit administrative fees decreased in 2012 by $55 million to $162 million. Deposit administrative fees were impacted by a new assessment rule in 2011, which revised the deposit insurance assessment system for large institutions. The new rule changed the assessment base from deposits as the basis and utilizes a risk-based approach which calculates the assessment using average consolidated assets minus average tangible equity. Implementation of the new rule was effective beginning in the second quarter of 2011. The bank regulatory agencies’ ratings, comprised of Regions Bank’s capital, asset quality, management, earnings, liquidity and sensitivity to risk, along with certain financial ratios are used in determining deposit administrative fees. The decrease in 2012 was related to lower asset balances, including a reduction in higher risk loans and improved performance metrics, including asset quality metrics, all of which impact the fee calculation. For further information, see discussion of Deposit Insurance in the Supervision and Regulation section of Item 1 of this Form 10-K.

Marketing

Marketing increased $25 million in 2012 compared to 2011, primarily due to costs incurred for customer communications in conjunction with Regions’ third quarter 2012 assumption of the servicing of the credit card portfolio which had been purchased in the second quarter of 2011.

Outside Services

Outside services increased in 2012 by $20 million to $82 million. The increase was due primarily to expenses incurred related to assuming the servicing of the credit card portfolio during the third quarter of 2012 that was purchased at the end of the second quarter of 2011, as well as fees related to the routine purchases of indirect loans from a third party.

Loss on Early Extinguishment of Debt

During the fourth quarter of 2012, the Company redeemed all issued and outstanding 8.875% Trust Preferred Securities issued by Regions Financing Trust III (“trust preferred securities”). The aggregate principal amount of the trust preferred securities was approximately $345 million. The Company recognized an $11 million loss on the early redemption of these securities.

REIT Investment Early Termination Costs

On November 30, 2012, Regions entered into an agreement with a third party investor in Regions Asset Management Company, Inc., a real estate investment trust, pursuant to which the investment was fully redeemed. As a result, Regions incurred early termination costs of approximately $42 million.

Goodwill Impairment

As a result of the process of selling Morgan Keegan, Regions’ 2011 results include a non-cash goodwill impairment charge of $731 million (net of $14 million income tax impact) within the investment banking/brokerage/trust segment. Based on a relative fair value allocation, $478 million was recorded within discontinued operations and $253 million within continuing operations. The goodwill impairment charge is a non-cash item which does not have an adverse impact on regulatory capital. Refer to Note 9 “Intangible Assets” in the footnotes to the consolidated financial statements for further details.

Other Miscellaneous Expenses

Other miscellaneous expenses increased $43 million in 2012 compared to 2011. The primary drivers of the increase were mortgage repurchase expenses (see Note 7 “Servicing of Financial Assets”), amortization of intangible assets related to the credit card portfolio purchase and bank operational losses. This item also includes expenses for communications, postage, supplies, certain credit-related costs and business development services.

INCOME TAXES

The Company’s income tax expense from continuing operations for 2012 was $482 million compared to a tax benefit of $28 million in 2011, resulting in an effective tax rate of 29.0 percent and (17.4) percent, respectively. The increase in income tax expense was primarily a result of positive consolidated pre-tax earnings.

At December 31, 2012, the Company reported a net deferred tax asset of $763 million compared to $1.3 billion at December 31, 2011. The change is principally due to a decrease in the allowance for loan losses and utilization of tax credit carryforwards. Of the balance at December 31, 2012, $462 million was generated from differences between the financial statement carrying amounts and the corresponding tax bases of assets and liabilities, of which a significant portion relates to the allowance for loan losses. These net deferred tax assets have not yet reduced taxable income and therefore do not have a set expiration date. The remaining $301 million net deferred tax asset balance relates to tax carryforwards that have defined expiration dates which are typically 15 or 20 years from the date of creation. Of the $301 million, $68 million of this deferred tax asset is related to tax carryforwards that have expiration dates prior to the tax year 2025.

The Company continually assesses the realizability of its deferred tax assets based on an evaluative process that considers all available positive and negative evidence. The Company has established a valuation allowance in the amount of $70 million at December 31, 2012 and $32 million at December 31, 2011 because the Company believes that a portion of the state operating loss carryforwards and state tax credit carryforwards will not be utilized. As part of this evaluative process, management considers the following sources of taxable income: 1) the future reversals of taxable temporary differences; 2) future taxable income exclusive of reversing temporary differences and carryforwards; 3) taxable income in prior carryback years; and 4) tax-planning strategies. In making a conclusion, management has evaluated all available positive and negative evidence impacting these sources of taxable income. The primary sources of evidence impacting management’s judgment regarding the realization of the Company’s deferred tax assets are summarized below.

•

History of earnings—As of December 31, 2012, the Company has reestablished a positive earnings trend and is not in a three-year cumulative loss position. Therefore, the Company no longer has this negative evidence to consider in the valuation of its deferred tax assets. The Company did not generate any federal net operating losses or tax credit carryforwards until 2009, and in 2011 the Company utilized all federal net operating losses. In 2012, the Company utilized a significant portion of its federal tax credit carryforwards. There is no history of significant tax carryforwards expiring unused.

•

Reversals of taxable temporary differences—The Company anticipates that future reversals of taxable temporary differences, including the accretion of taxable temporary differences related to leveraged leases acquired in a prior business combination, can absorb up to approximately $812 million of deferred tax assets.

•

Creation of future taxable income—The Company has projected future taxable income that will be sufficient to absorb the remaining deferred tax assets after the reversal of future taxable temporary differences. The taxable income forecasting process utilizes the forecasted pre-tax earnings and adjusts for book-tax differences that will be exempt from taxation, primarily tax-exempt interest income and bank-owned life insurance, as well as temporary book-tax differences including the allowance for loan losses. The projections relied upon for this process are consistent with those used in the Company’s financial forecasting process.

•

Ability to implement tax-planning strategies—The Company has the ability to implement tax planning strategies to maximize the realization of deferred tax assets, such as the sale of assets. As an example, at December 31, 2012, the Company’s portfolio of securities available for sale had $729 million of gross unrealized pre-tax gains which could accelerate the recognition of the associated taxable temporary differences, which management would consider being a tax planning strategy to maximize the realization of the deferred tax assets that may expire unutilized.

The Company completed the sale of Morgan Keegan and related affiliates to Raymond James on April 2, 2012. The Company has reflected the transaction as if Raymond James purchased the assets of the entities for tax purposes and in January 2013, income tax elections were finalized that are consistent with this treatment.

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

BALANCE SHEET ANALYSIS

At December 31, 2012, Regions reported total assets of $121.3 billion compared to $127.1 billion at the end of 2011, a decrease of approximately $5.7 billion or 4 percent. The decrease in total assets from year-end 2011 resulted mainly from a decrease in loans, as well as a decrease in other assets. Loans, net of unearned income, declined approximately $3.6 billion, primarily related to the investor real estate portfolio segment. Other assets also declined between years due to decreases in derivative assets and deferred income tax assets, as well as settlements of securities sales. Also, a decrease in interest-bearing deposits in other banks was largely offset by an increase in securities available for sale. The decrease in total assets was also driven by a reduction in trading account assets, which resulted from the closing of the sale of Morgan Keegan (see Note 3 “Discontinued Operations” to the consolidated financial statements).

Cash and Cash Equivalents

Cash and cash equivalents include cash and due from banks, interest-bearing deposits in other banks (including the Federal Reserve Bank), and Federal funds sold and securities purchased under agreements to resell (which have a life of 90 days or less). At December 31, 2012, these assets totaled $5.5 billion as compared to $7.2 billion at December 31, 2011. The year-over-year decrease was driven by a decrease in interest-bearing deposits in other banks. These funds were utilized for repurchase of the Series A preferred shares issued to the U.S. Treasury.

Trading Account Assets

Trading account assets decreased $1.2 billion to $116 million at December 31, 2012. The trading account assets were primarily held at Morgan Keegan. As discussed above, early in 2012, Regions completed the sale of Morgan Keegan. Also included in trading account assets are securities held in rabbi trusts related to deferred compensation plans. Trading account assets are carried at fair value with changes in fair value reflected in the consolidated statements of operations. Table 7 “Trading Account Assets” illustrates the total carrying values of trading account assets by category.

Table 7—Trading Account Assets

	December 31
	2012	2011
	(In millions)
Trading account assets:
U.S. Treasury and Federal agency securities	$—	$624
Obligations of states and political subdivisions	—	240
Other securities	116	402

	$116	$1,266

Securities

Regions utilizes the securities portfolio to manage liquidity, interest rate risk, and regulatory capital, as well as to take advantage of market conditions to generate a favorable return on investments without undue risk. The portfolio consists primarily of high-quality mortgage-backed and asset-backed securities. Securities represented 22 percent of total assets at December 31, 2012 compared to 19 percent at December 31, 2011. In 2012, total securities, which are almost entirely classified as available for sale, increased $2.8 billion, or 11 percent.

The “Market Risk-Interest Rate Risk” section, found later in this report, further explains Regions’ interest rate risk management practices. The weighted-average yield earned on securities, less equities, was 2.57 percent in 2012 and 2.91 percent in 2011. Table 8 “Securities” illustrates the carrying values of total securities by category.

Table 8—Securities

	December 31
	2012	2011
	(In millions)
U.S. Treasury securities	$54	$102
Federal agency securities	555	150
Obligations of states and political subdivisions	9	36
Mortgage-backed securities:
Residential agency	21,283	22,184
Residential non-agency	13	16
Commercial agency	725	326
Commercial non-agency	1,098	321
Corporate and other debt securities	2,835	537
Equity securities	682	815

	$27,254	$24,487

Securities totaled $27.3 billion at December 31, 2012, an increase of $2.8 billion from year-end 2011 levels. During 2012, Regions purchased approximately $600 million in available for sale federal agency securities, $8.3 billion in available for sale mortgage-backed securities, and $2.4 billion in available for sale high quality investment grade corporate bonds. These purchases were partially offset by sales of approximately $1.4 billion in available for sale mortgage-backed securities, sales of approximately $194 million in available for sale high quality investment grade corporate bonds, paydowns and maturities. The net purchases of agency mortgage-backed securities are an offset to the Company’s strategy to sell the majority of agency eligible residential first mortgages at origination, and the corporate bonds increase diversification in the portfolio with an attractive risk and return profile.

Net unrealized gains and losses in the securities available for sale portfolio are included in stockholders’ equity as accumulated other comprehensive income or loss, net of tax. At December 31, 2012, securities available for sale included a net unrealized gain of $701 million, which represented the difference between the estimated fair value of these securities as of year-end and their amortized cost. The net unrealized gain represents $729 million in gross unrealized gains and $28 million in gross unrealized losses. At December 31, 2011, securities available for sale included a net unrealized gain of $514 million, comprised of $532 million in gross unrealized gains and $18 million in gross unrealized losses.

The Company reviews its securities portfolio on a regular basis to determine if there are any conditions indicating that a security has other-than-temporary impairment. Factors considered in this determination include the length of time and the extent to which the market value has been below cost, the credit standing of the issuer, Regions’ intent to sell and whether it is more likely than not that the Company will have to sell the security before its market value recovers. During 2012 and 2011, Regions recognized minimal levels of securities impairments in earnings. See Note 4 “Securities” to the consolidated financial statements for further details.

Maturity Analysis—The average life of the securities portfolio (excluding equities) at December 31, 2012 was estimated to be 3.9 years, with a duration of approximately 2.7 years. These metrics compare with an estimated average life of 3.9 years, with a duration of approximately 2.1 years for the portfolio at December 31, 2011. Table 9 “Relative Contractual Maturities and Weighted-Average Yields for Securities” provides additional details.

Table 9—Relative Contractual Maturities and Weighted-Average Yields for Securities

	Securities Maturing as of December 31, 2012
	Within One Year	After One But Within Five Years	After Five But Within Ten Years	After Ten Years	Total
	(Dollars in millions)
Securities:
U.S. Treasury securities	$10	$44	$—	$—	$54
Federal agency securities	3	15	534	3	555
Obligations of states and political subdivisions	2	5	—	2	9
Mortgage-backed securities:
Residential agency	5	58	1,148	20,072	21,283
Residential non-agency	—	—	—	13	13
Commercial agency	—	—	141	584	725
Commercial non-agency	—	99	246	753	1,098
Corporate and other debt securities	18	945	1,349	523	2,835

	$38	$1,166	$3,418	$21,950	$26,572

Weighted-average yield	1.90%	2.42%	2.64%	2.56%	2.57%

Notes:

1.	The weighted-average yields are calculated on the basis of the yield to maturity based on the book value of each security. Weighted-average yields on tax-exempt obligations have been computed on a taxable-equivalent basis using a tax rate of 35%. Taxable-equivalent adjustments for the calculation of yields amounted to zero as of December 31, 2012. Yields on tax-exempt obligations have not been adjusted for the non-deductible portion of interest expense used to finance the purchase of tax-exempt obligations.
2.	Federal Reserve Bank stock, Federal Home Loan Bank stock, and equity stock of other corporations held by Regions are not included in the table above.

Portfolio Quality—Regions’ investment policy emphasizes credit quality and liquidity. Securities rated in the highest category by nationally recognized rating agencies and securities backed by the U.S. Government and government sponsored agencies, both on a direct and indirect basis, represented approximately 90 percent of the investment portfolio at December 31, 2012. All other securities rated below AAA, not backed by the U.S. Government or government sponsored agencies, or which are not rated represented approximately 10 percent of total securities at year-end 2012.

Loans Held for Sale

At December 31, 2012, loans held for sale totaled $1.4 billion, consisting primarily of $1.3 billion of residential real estate mortgage loans and $89 million of non-performing investor real estate loans. At December 31, 2011, loans held for sale totaled $1.2 billion, consisting primarily of $844 million of residential real estate mortgage loans and $328 million of non-performing investor real estate loans. The level of residential real estate mortgage loans held for sale fluctuates depending on the timing of origination and sale to third parties.

Loans

GENERAL

Average loans, net of unearned income, represented 71 percent of average interest-earning assets for the year ended December 31, 2012, compared to 72 percent for the year ended December 31, 2011. Lending at Regions is generally organized along three portfolio segments: commercial loans (including commercial and industrial, and owner occupied commercial real estate mortgage and construction loans), investor real estate loans (commercial real estate mortgage and construction loans) and consumer loans (residential first mortgage, home equity, indirect, consumer credit card and other consumer loans).

Regions manages loan growth with a focus on risk management and risk-adjusted return on capital. Strategic decisions to reduce the concentration in investor real estate, continued run-off of residential mortgage loans, and lower demand for home equity products were the primary contributors to the decrease. The decrease was partially offset by increases in commercial and industrial loans and indirect automobile lending.

Table 10 illustrates a year-over-year comparison of loans by portfolio segment and class and Table 11 provides information on selected loan maturities.

Table 10—Loan Portfolio

	2012	2011	2010	2009	2008
	(In millions, net of unearned income)
Commercial and industrial	$26,674	$24,522	$22,540	$21,547	$23,596
Commercial real estate mortgage—owner occupied	10,095	11,166	12,046	12,054	11,722
Commercial real estate construction—owner occupied	302	337	470	751	1,605

Total commercial	37,071	36,025	35,056	34,352	36,923
Commercial investor real estate mortgage	6,808	9,702	13,621	16,109	14,486
Commercial investor real estate construction	914	1,025	2,287	5,591	9,029

Total investor real estate	7,722	10,727	15,908	21,700	23,515
Residential first mortgage	12,963	13,784	14,898	15,632	15,839
Home equity	11,800	13,021	14,226	15,381	16,130
Indirect	2,336	1,848	1,592	2,452	3,854
Consumer credit card	906	987	—	—	—
Other consumer	1,197	1,202	1,184	1,157	1,158

Total consumer	29,202	30,842	31,900	34,622	36,981

	$73,995	$77,594	$82,864	$90,674	$97,419

Table 11—Selected Loan Maturities

	Loans Maturing as of December 31, 2012 (2)
	Within One Year	After One But Within Five Years	After Five Years	Total
	(In millions)
Commercial and industrial (1)	$4,849	$16,312	$5,383	$26,544
Commercial real estate mortgage—owner-occupied	1,932	5,272	2,891	10,095
Commercial real estate construction—owner occupied	15	163	124	302

Total commercial	6,796	21,747	8,398	36,941
Commercial investor real estate mortgage	3,340	3,052	416	6,808
Commercial investor real estate construction	479	399	36	914

Total investor real estate	3,819	3,451	452	7,722

	$10,615	$25,198	$8,850	$44,663

	Predetermined Rate	Variable Rate
	(In millions)
Due after one year but within five years	$5,476	$19,722
Due after five years	4,505	4,345

	$9,981	$24,067

(1)	Excludes $130 million of small business credit card accounts.
(2)	Table 11 excludes residential first mortgage, home equity, indirect and other consumer loans.

The following sections describe the composition of the portfolio segments and classes in Table 10 and explain variations in balances from the 2011 year-end. See Note 5 “Loans” and Note 6 “Allowance for Credit Losses” to the consolidated financial statements for additional discussion.

Commercial—The commercial portfolio segment includes commercial and industrial loans to commercial customers for use in normal business operations to finance working capital needs, equipment purchases and other expansion projects. Commercial and industrial loans have increased since 2011 due to Regions’ integrated approach to specialized lending. Commercial also includes owner-occupied commercial real estate loans to operating businesses, which are loans for long-term financing of land and buildings, and are repaid by cash flow generated by business operations. These loans declined from year-end 2011 as a result of customer deleveraging. Owner-occupied construction loans are made to commercial businesses for the development of land or construction of a building where the repayment is derived from revenues generated from the business of the borrower. During 2012, total commercial loan balances increased $1,046 million, or 3% percent, driven by growth experienced in specialized industry groups.

Investor Real Estate—Loans for real estate development are repaid through cash flow related to the operation, sale or refinance of the property. This portfolio segment includes extensions of credit to real estate developers or investors where repayment is dependent on the sale of real estate or income generated from the real estate collateral. A portion of Regions’ investor real estate portfolio segment is comprised of loans secured by residential product types (land, single-family and condominium loans) within Regions’ markets. Additionally, this category includes loans made to finance income-producing properties such as apartment buildings, office and industrial buildings, and retail shopping centers. The investor real estate loan segment decreased $3.0 billion from 2011 balances primarily due to continued payoffs, paydowns, and transfers to held for sale.

Residential First Mortgage—Residential first mortgage loans represent loans to consumers to finance a residence. These loans are typically financed over a 15 to 30 year term and, in most cases, are extended to borrowers to finance their primary residence. These loans experienced a $0.8 billion decline to $13.0 billion in 2012, primarily due to consumer deleveraging. However, mortgage origination volume increased to $8.0 billion in 2012 as compared to $6.3 billion in 2011 reflecting customers taking advantage of the opportunity to refinance under the extended Home Affordable Refinance Program, or HARP II. A significant portion of mortgage originations were sold in the secondary market. At the end of 2012, Regions began the process of retaining 15 year fixed-rate mortgage production on the balance sheet which should mitigate additional balance reductions going forward. Refer to Note 6 “Allowance for Credit Losses” to the consolidated financial statements for additional discussion.

Home Equity—Home equity lending includes both home equity loans and lines of credit. This type of lending, which is secured by a first or second mortgage on the borrower’s residence, allows customers to borrow against the equity in their home. Substantially all of this portfolio was originated through Regions’ branch network. During 2012, home equity balances decreased $1.2 billion to $11.8 billion, driven by consumer deleveraging and refinancing. Net charge-offs within the home equity portfolio remain elevated, but decreased in 2012 as compared to 2011. Most of the improvement in losses came from Florida second liens because property values in Florida markets have either stabilized or started to increase. More information related to these developments is included in the “Home Equity” discussion below.

Indirect— Indirect lending, which is lending initiated through third-party business partners, is largely comprised of loans made through automotive dealerships. This portfolio class increased $488 million, or 26 percent in 2012, reflecting growth from the late 2010 re-entry into the indirect auto lending business. Regions currently has over 1,900 dealers in its network.

Consumer Credit Card—During the second quarter of 2011, Regions completed the purchase of approximately $1.0 billion of existing Regions-branded consumer credit card accounts from FIA Card Services. The products are primarily open-ended variable interest rate consumer credit card loans. In the third quarter of 2012, Regions assumed the servicing of these loans from FIA Card Services.

Other Consumer—Other consumer loans include direct consumer installment loans, overdrafts and other revolving loans. Other consumer loans totaled $1.2 billion at December 31, 2012, relatively unchanged from the prior year.

CREDIT QUALITY

Certain of Regions’ loans have been particularly vulnerable to weak economic conditions over the past several years, mainly investor real estate loans and home equity products (particularly Florida second lien). These loan types have a higher risk of non-collection than other loans. The following sections provide further detail on these portfolios.

INVESTOR REAL ESTATE

The following table presents the portions of the investor real estate portfolio segment as of December 31, 2012:

Table 12—Investor Real Estate Analysis

	Mortgage	Construction	Total	Percent of Total on Non- accrual Status
	(Dollars in billions)
Retail	$1.7	$—	$1.7	1.4%
Multi-family	1.3	0.3	1.6	1.6
Office	1.4	0.1	1.5	0.6
Industrial	0.8	—	0.8	0.5
Land	0.4	0.2	0.6	1.1
Single family	0.3	0.3	0.6	0.6
Hotel	0.5	—	0.5	—
Other	0.4	—	0.4	0.3
Condominium	—	—	—	0.1

	$6.8	$0.9	$7.7	6.2%

The following table presents the geographic distribution of the investor real estate portfolio segment as of December 31, 2012:

Table 13—Investor Real Estate (IRE) By Geography

	Core State (1)
	Alabama	Arkansas	Florida	Georgia	Lousisana	Mississippi	Tennessee	Other	% of Total IRE
Retail	2.1%	0.8%	5.6%	2.7%	0.5%	0.2%	1.4%	8.7%	22.0%
Multi-family	2.2	0.4	2.7	1.2	1.0	0.5	2.1	10.6	20.7
Office	1.8	0.2	4.3	2.7	1.3	0.2	1.0	7.5	19.0
Industrial	1.2	—	1.6	1.6	0.3	0.4	1.2	3.7	10.0
Land	0.7	0.2	3.1	0.6	0.2	0.1	0.8	1.5	7.2
Single family	1.4	0.4	1.5	0.8	0.4	0.2	1.0	2.4	8.1
Hotel	0.8	0.2	2.2	0.1	0.7	0.4	0.3	1.6	6.3
Other	0.7	0.2	2.0	0.5	0.4	0.3	0.7	1.0	5.8
Condominium	0.1	—	0.7	0.1	—	—	—	—	0.9

	11.0%	2.4%	23.7%	10.3%	4.8%	2.3%	8.5%	37.0%	100.0%

(1)	Core State represents the state in which the underlying collateral is located.

HOME EQUITY

The home equity portfolio totaled $11.8 billion at December 31, 2012 as compared to $13.0 billion at December 31, 2011. Substantially all of this portfolio was originated through Regions’ branch network. Losses in this portfolio generally track overall economic conditions. The main source of economic stress has been in Florida, where residential property values have declined significantly while unemployment rates remain high. Losses in Florida where Regions is in a second lien position are higher than first lien losses.

The following tables provide details related to the home equity portfolio as follows:

Table 14—Selected Home Equity Portfolio Information

	Year Ended December 31, 2012
	Florida			All Other States			Total
	1st Lien	2nd Lien	Total	1st Lien	2nd Lien	Total	1st Lien	2nd Lien	Total
				(Dollars in millions)
Balance	$1,870	$2,433	$4,303	$3,752	$3,745	$7,497	$5,622	$6,178	$11,800
Net Charge-offs	33	113	146	29	59	88	62	172	234
Net Charge-off % (1)	1.71%	4.38%	3.25%	0.77%	1.45%	1.12%	1.08%	2.60%	1.90%

	Year Ended December 31, 2011
	Florida			All Other States			Total
	1st Lien	2nd Lien	Total	1st Lien	2nd Lien	Total	1st Lien	2nd Lien	Total
			(Dollars in millions)
Balance	$1,973	$2,786	$4,759	$3,912	$4,350	$8,262	$5,885	$7,136	$13,021
Net Charge-offs	45	177	222	30	77	107	75	254	329
Net Charge-off % (1)	2.21%	5.96%	4.44%	0.75%	1.67%	1.24%	1.24%	3.35%	2.41%

(1)	Net charge-off percentages are calculated on an annualized basis as a percent of average balances.

Net charge-offs were 1.90 percent of home equity loans for the year ended December 31, 2012 compared to 2.41 percent for the year ended December 31, 2011. Losses in Florida-based credits remained at elevated levels, but the related net charge-off percentage did decrease to 3.25 percent for the year ended December 31, 2012 from 4.44 percent for the year ended December 31, 2011. Home equity losses have decreased during 2012 due to improvement in unemployment rates which, although high, are lower than prior levels. Tighter underwriting standards in place since 2008 and stabilizing home values in Florida also are contributing to this improvement.

Of the $11.8 billion home equity portfolio at December 31, 2012, approximately $10.4 billion were home equity lines of credit and $1.4 billion were closed-end home equity loans (primarily originated as amortizing loans). Beginning in May 2009, new home equity lines of credit have a 10 year draw period and a 10 year repayment period. Previously, the home equity lines of credit had a 20 year term with a balloon payment upon maturity or a 5 year draw period with a balloon payment upon maturity. The term “balloon payment” means there are no principal payments required until the balloon payment is due for interest-only lines of credit. As of December 31, 2012, none of Regions’ home equity lines of credit have converted to mandatory amortization under the contractual terms. The majority of home equity lines of credit will either mature with a balloon payment or convert to amortizing status after fiscal year 2020.

Of the $10.4 billion of home equity lines of credit as of December 31, 2012, approximately 90 percent require monthly interest-only payments while the remaining approximately 10 percent require a payment equal to 1.5 percent of the outstanding balance, which would include some principal repayment. As of December 31, 2012, approximately 30 percent of borrowers were only paying the minimum amount due on the home equity line. In addition, approximately 55 percent of the home equity lines of credit balances have the option to amortize either all or a portion of their balance. As of December 31, 2012, approximately $400 million of the home equity lines of credit balances have elected this option.

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

Regions is unable to track payment status on first liens held by another institution, including payment status related to loan modifications. When Regions’ second lien position becomes delinquent, an attempt is made to contact the first lien holder and inquire as to the payment status of the first lien. However, Regions does not continuously monitor the payment status of the first lien position. Short sale offers and settlement agreements are often received by the home equity junior lien holders well before the loan balance reaches the delinquency threshold for charge-off consideration, potentially resulting in a full balance payoff/charge-off. Regions is presently monitoring the status of all first lien position loans that the Company owns or services and has a second lien, and is taking appropriate action when delinquent. During 2012, Regions evaluated a means to monitor non-Regions-serviced first liens using a third-party service provider and found that the delinquency rates were not material.

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

The following table presents current LTV data for components of the residential mortgage and home equity classes of the consumer portfolio segment. Current LTV data for the remaining loans in the portfolio is not available, primarily because some of the loans are serviced by others. Data may also not be available due to mergers and systems integrations. The amounts in the table represent the entire loan balance. For purposes of the table below, if the loan balance exceeds the current estimated collateral, the entire balance is included in the “Above 100%” category, regardless of the amount of collateral available to partially offset the shortfall. The balances in the “Above 100%” category as a percentage of the portfolio balances have remained constant at 13% for residential first mortgage and 17% for home equity portfolios as of December 31, 2012 and 2011, respectively.

Table 15—Estimated Current Loan to Value Ranges

	December 31, 2012		December 31, 2011
	Residential First Mortgage	Home Equity	Residential First Mortgage	Home Equity
	(In millions)
Estimated current loan to value:
Above 100%	$1,662	$1,988	$1,854	$2,157
80% - 100%	2,610	2,234	2,951	2,568
Below 80%	8,248	6,677	8,483	7,180
Data not available	443	901	496	1,116

	$12,963	$11,800	$13,784	$13,021

Regions qualitatively considers factors such as periodic updates of FICO scores, unemployment, home prices, and geography as credit quality indicators for consumer loans. FICO scores are obtained at origination as part of Regions’ formal underwriting process. Refreshed FICO scores are obtained by the Company quarterly for all revolving accounts and home equity lines of credit and semi-annually for all other consumer loans. Regions considers FICO scores less than 620 to be indicative of higher credit risk and obtains additional collateral in most of these instances. The following table presents estimated current FICO score data for components of classes of the consumer portfolio segment. Current FICO data is not available for the remaining loans in the portfolio for various reasons; for example, if customers do not use sufficient credit, an updated score may not be available. Residential first mortgage and home equity balances with FICO scores below 620 improved slightly from approximately 8.7 percent at December 31, 2011, to approximately 8.1 percent at December 31, 2012.

Table 16—Estimated Current FICO Score Ranges

	December 31, 2012
	Residential First Mortgage	Home Equity	Indirect	Consumer Credit	Other Consumer
	(In millions)
Below 620	$1,212	$789	$218	$57	$97
620 - 680	1,259	1,125	352	135	134
681-720	1,435	1,447	354	211	160
Above 720	8,214	7,561	1,085	494	383
Data not available	843	878	327	9	423

	$12,963	$11,800	$2,336	$906	$1,197

	December 31, 2011
	Residential First Mortgage	Home Equity	Indirect	Consumer Credit	Other Consumer
	(In millions)
Below 620	$1,449	$873	$191	$56	$106
620 - 680	1,286	1,157	281	129	142
681-720	1,557	1,559	274	236	162
Above 720	8,441	8,576	858	561	383
Data not available	1,051	856	244	5	409

	$13,784	$13,021	$1,848	$987	$1,202

Allowance for Credit Losses

The allowance for credit losses represents management’s estimate of credit losses inherent in the loan and credit commitment portfolios as of period-end. The allowance for credit losses consists of two components: the allowance for loan and lease losses and the reserve for unfunded credit commitments. Management’s assessment of the appropriateness of the allowance for credit losses is based on a combination of both of these components. Regions determines its allowance for credit losses in accordance with applicable accounting literature as well as regulatory guidance related to receivables and contingencies. Binding unfunded credit commitments include items such as letters of credit, financial guarantees and binding unfunded loan commitments. Additional discussion of the methodology used to calculate the allowance for credit losses is included in Note 6 “Allowance for Credit Losses” to the consolidated financial statements, as well as related discussion in Management’s Discussion and Analysis.

The allowance for loan losses totaled $1.9 billion at December 31, 2012 and $2.7 billion at December 31, 2011. The allowance for loan losses as a percentage of net loans was 2.59 percent at December 31, 2012 and 3.54 percent on December 31, 2011. The reserve for unfunded credit commitments was $83 million at December 31, 2012 compared to $78 million at December 31, 2011. Net charge-offs as a percentage of average loans were 1.37 percent and 2.44 percent in 2012 and 2011, respectively. Net charge-offs were lower across most categories, period over period, particularly in the case of commercial investor real estate mortgage as a result of the recent ongoing portfolio derisking and fundamental improvement in credit performance. Net charge-offs increased period over period for the consumer credit card portfolio, which was purchased during the second quarter of 2011. In addition to lower levels of charge-offs, credit quality metrics have improved during 2012 compared to 2011, including lower levels of non-accrual, criticized and classified loans, and lower inflows of non-accrual loans. The provision for loan losses totaled $213 million for the year ended 2012 compared to $1.5 billion for the year ended 2011. Net charge-offs exceeded the provision for loan losses for 2012, primarily resulting from the continued improving credit metrics referred to above, as well as, an overall reduction in loan balances, problem loan resolutions and a continuing mix shift in loans out of higher risk investor real estate and into less risky commercial and industrial loans.

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

Given continued economic pressures and the anticipated slow economic recovery, management expects that net loan charge-offs in 2013 will continue to improve compared to 2012. Economic trends such as real estate valuations, interest rates and unemployment will impact the future levels of net charge-offs and provision and may result in volatility from quarter to quarter during 2013. Additionally, changes in circumstances related to individually large credits or certain portfolios may result in volatility. Details regarding the allowance and net charge-offs, including an analysis of activity from the previous year’s totals, are included in Table 17 “Allowance for Credit Losses.”

Activity in the allowance for credit losses is summarized as follows:

Table 17—Allowance for Credit Losses

	2012		2011		2010		2009		2008
	(In millions)
Allowance for loan losses at January 1	$2,745		$3,185		$3,114		$1,826		$1,321
Loans charged-off:
Commercial and industrial	203		294		429		384		235
Commercial real estate mortgage—owner occupied	193		248		225		89		60
Commercial real estate construction—owner occupied	8		8		25		19		12
Commercial investor real estate mortgage	226		685		879		590		328
Commercial investor real estate construction	46		195		565		488		556
Residential first mortgage	147		220		240		206		83
Home equity	266		353		432		442		243
Indirect	23		23		34		68		56
Consumer credit card	45		13		—		—		—
Other consumer	66		68		83		83		66

	1,223		2,107		2,912		2,369		1,639
Recoveries of loans previously charged-off:
Commercial and industrial	61		36		33		28		26
Commercial real estate mortgage—owner occupied	16		14		11		6		5
Commercial real estate construction—owner occupied	—		—		1		1		2
Commercial investor real estate mortgage	36		27		14		8		4
Commercial investor real estate construction	9		6		10		4		3
Residential first mortgage	5		3		2		4		2
Home equity	32		25		18		27		17
Indirect	8		10		15		21		15
Consumer credit card	2		—		—		—		—
Other consumer	15		16		16		17		18

	184		137		120		116		92
Net charge-offs:
Commercial and industrial	142		258		396		356		209
Commercial real estate mortgage—owner occupied	177		234		214		83		55
Commercial real estate construction—owner occupied	8		8		24		18		10
Commercial investor real estate mortgage	190		658		865		582		324
Commercial investor real estate construction	37		189		555		484		553
Residential first mortgage	142		217		238		202		81
Home equity	234		328		414		415		226
Indirect	15		13		19		47		41
Consumer credit card	43		13		—		—		—
Other consumer	51		52		67		66		48

	1,039		1,970		2,792		2,253		1,547
Allowance allocated to sold loans and loans transferred to loans held for sale	—		—		—		—		(5)
Provision for loan losses	213		1,530		2,863		3,541		2,057

Allowance for loan losses at December 31	$1,919		$2,745		$3,185		$3,114		$1,826

Reserve for unfunded credit commitments at January 1	$78		$71		$74		$74		$58
Provision (credit) for unfunded credit commitments	5		7		(3)		—		16

Reserve for unfunded credit commitments at December 31	$83		$78		$71		$74		$74

Allowance for credit losses	$2,002		$2,823		$3,256		$3,188		$1,900

Loans, net of unearned income, outstanding at end of period	$73,995		$77,594		$82,864		$90,674		$97,419
Average loans, net of unearned income outstanding for the period	$76,035		$80,673		$86,660		$94,523		$97,601
Ratios:
Allowance for loan losses at end of period to loans, net of unearned income	2.59%		3.54%		3.84%		3.43%		1.87%
Allowance for loan losses at end of period to non-performing loans, excluding loans held for sale	1.14	x	1.16	x	1.01	x	0.89	x	1.74	x
Net charge-offs as percentage of:
Average loans, net of unearned income	1.37%		2.44%		3.22%		2.38%		1.59%
Provision for loan losses	487.8		128.8		97.5		63.6		75.2

Allocation of the allowance for loan losses by portfolio segment and class is summarized as follows:

Table 18—Allocation of the Allowance for Loan Losses

	2012		2011		2010		2009		2008
	Allocation Amount	% Loans in Each Category	Allocation Amount	% Loans in Each Category	Allocation Amount	% Loans in Each Category	Allocation Amount	% Loans in Each Category	Allocation Amount	% Loans in Each Category
	(Dollars in millions)
Commercial and industrial	$497	36.1%	$586	31.6%	$641	27.2%	$638	23.8%	$466	24.2%
Commercial real estate mortgage—owner occupied	342	13.6	427	14.4	395	14.5	328	13.3	172	12.0
Commercial real estate construction—owner occupied	8	0.4	17	0.4	19	0.6	37	0.8	48	1.6

Total commercial	847	50.1	1,030	46.4	1,055	42.3	1,003	37.9	686	37.8
Commercial investor real estate mortgage	424	9.2	784	12.5	1,030	16.4	929	17.8	403	14.9
Commercial investor real estate construction	45	1.2	207	1.3	340	2.8	536	6.2	369	9.3

Total investor real estate	469	10.4	991	13.8	1,370	19.2	1,465	24.0	772	24.2
Residential first mortgage	254	17.5	282	17.8	295	18.0	213	17.2	87	16.3
Home equity	252	16.0	356	16.8	414	17.2	374	17.0	235	16.5
Indirect	20	3.2	17	2.4	17	1.9	26	2.7	28	4.0
Consumer credit card	45	1.2	37	1.3	—	—	—	—	—	—
Other consumer	32	1.6	32	1.5	34	1.4	33	1.2	18	1.2

	$1,919	100.0%	$2,745	100.0%	$3,185	100.0%	$3,114	100.0%	$1,826	100.0%

TROUBLED DEBT RESTRUCTURINGS (TDRs)

Residential first mortgage, home equity and other consumer TDRs are consumer loans modified under the Customer Assistance Program (“CAP”). Commercial and investor real estate loan modifications are not the result of a formal program, but represent situations where modification was offered as a workout alternative. As a result of clarified accounting literature that was effective in the third quarter of 2011, renewals of classified commercial and investor real estate loans are refutably considered to be TDRs, even if no reduction in interest rate is offered, because the existing terms are considered to be below market. Refer to Note 6 “Allowance for Credit Losses” to the consolidated financial statements for detailed information.

The following table summarizes TDRs:

Table 19—Troubled Debt Restructurings

	December 31, 2012		December 31, 2011
	Loan Balance	Allowance for Loan Losses	Loan Balance	Allowance for Loan Losses
	(In millions)
Accruing, excluding 90 days past due and still accruing:
Commercial	$500	$67	$492	$89
Investor real estate	873	112	995	254
Residential first mortgage	984	131	900	132
Home equity	391	35	407	57
Other consumer	41	1	56	1

	2,789	346	2,850	533

Non-accrual status or 90 days past due and still accruing:
Commercial	291	83	353	100
Investor real estate	251	73	473	146
Residential first mortgage	201	27	210	31
Home equity	37	3	33	5

	780	186	1,069	282

	$3,569	$532	$3,919	$815

Note: All loans listed in the table above are considered impaired under applicable accounting literature.

Non-Performing Assets

Non-performing assets consist of loans on non-accrual status and foreclosed properties and are summarized as follows:

Table 20—Non-Performing Assets

	2012	2011	2010	2009	2008
	(Dollars in millions)
Non-performing loans:
Commercial and industrial	$409	$457	$467	$427	$176
Commercial real estate mortgage—owner occupied	439	590	606	560	157
Commercial real estate construction—owner occupied	14	25	29	50	26

Total commercial	862	1,072	1,102	1,037	359
Commercial investor real estate mortgage	457	734	1,265	1,203	292
Commercial investor real estate construction	20	180	452	1,067	273

Total investor real estate	477	914	1,717	2,270	565
Residential first mortgage	214	250	285	180	125
Home equity	128	136	56	1	3

Total non-performing loans, excluding loans held for sale	1,681	2,372	3,160	3,488	1,052
Non-performing loans held for sale	89	328	304	317	423

Total non-performing loans (1)	1,770	2,700	3,464	3,805	1,475
Foreclosed properties	149	296	454	607	243

Total non-performing assets (1)	$1,919	$2,996	$3,918	$4,412	$1,718

Accruing loans 90 days past due:
Commercial and industrial	$19	$28	$9	$24	$14
Commercial real estate mortgage—owner occupied	6	9	6	16	9
Commercial real estate construction—owner occupied	—	—	1	2	3

Total commercial	25	37	16	42	26
Commercial investor real estate mortgage	11	13	5	22	12
Commercial investor real estate construction	—	—	1	8	12

Total investor real estate	11	13	6	30	24
Residential first mortgage	307	284	359	361	275
Home equity	87	93	198	241	214
Indirect	3	2	2	6	8
Consumer credit card	14	14	—	—	—
Other consumer	3	4	4	8	7

	$450	$447	$585	$688	$554

Restructured loans not included in the categories above	$2,789	$2,850	$1,483	$1,608	$455
Non-performing loans (1) to loans and non-performing loans held for sale	2.39%	3.47%	4.17%	4.18%	1.51%
Non-performing assets (1) to loans, foreclosed properties and non-performing loans held for sale	2.59%	3.83%	4.69%	4.82%	1.75%

(1)	Exclusive of accruing loans 90 days past due

Non-performing assets totaled $1.9 billion at December 31, 2012, compared to $3.0 billion at December 31, 2011. Foreclosed properties, a subset of non-performing assets, totaled $149 million and $296 million at December 31, 2012 and December 31, 2011, respectively. The decrease in non-performing assets and foreclosed properties during 2012 reflects the Company’s efforts to work through problem assets and reduce the riskiest exposures.

Based on current expectations for the economy, non-performing assets are expected to improve in 2013 compared to 2012. Economic trends such as real estate valuations, interest rates and unemployment, as well as the level of disposition activity, will impact the future level of non-performing assets. Circumstances related to individually large credits may result in volatility throughout 2013.

Loans past due 90 days or more and still accruing were $450 million at December 31, 2012, a slight increase from $447 million at December 31, 2011.

At December 31, 2012, Regions had approximately $250-$350 million of potential problem commercial and investor real estate loans that were not included in non-accrual loans, but for which management had concerns as to the ability of such borrowers to comply with their present loan repayment terms. This is a likely estimate of the amount of commercial and investor real estate loans that may migrate to non-accrual status in the next quarter.

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

The following table provides an analysis of non-accrual loans (excluding loans held for sale) by portfolio segment for the year ended December 31, 2012:

Table 21—Analysis of Non-Accrual Loans

	Non-Accrual Loans, Excluding Loans Held for Sale Year Ended December 31, 2012
	Commercial	Investor Real Estate	Consumer (1)	Total
	(In millions)
Balance at beginning of year	$1,072	$914	$386	$2,372
Additions	841	698	(30)	1,509
Net payments/other activity	(348)	(427)	—	(775)
Return to accrual	(101)	(213)	—	(314)
Charge-offs on non-accrual loans (2)	(390)	(261)	(6)	(657)
Transfers to held for sale (3)	(120)	(178)	(4)	(302)
Transfers to foreclosed properties	(67)	(28)	—	(95)
Sales	(25)	(28)	(4)	(57)

Balance at end of year	$862	$477	$342	$1,681

(1)	All net activity within the consumer portfolio segment other than sales and transfers to held for sale is included as a single net number within the additions line, due to the relative immateriality of consumer non-accrual loans.
(2)	Includes charge-offs on loans on non-accrual status and charge-offs taken upon sale and transfer of non-accrual loans to held for sale.
(3)	Transfers to held for sale are shown net of charge-offs of $163 million recorded upon transfer.

The following table provides an analysis of non-performing loans held for sale for the years ended 2012 and 2011:

Table 22—Non-Performing Loans Held For Sale

	Year Ended December 31
	2012	2011
	(In millions)
Balance at beginning of period	$328	$304
Transfers in (1)	302	778
Sales	(470)	(666)
Writedowns	(9)	(16)
Loans moved from held for sale/other activity	(29)	(40)
Transfers to foreclosed properties	(33)	(32)

Balance at end of period	$89	$328

(1)	During the third quarter of 2011, there were $12 million in transfers from accruing loans held for sale to non-performing loans held for sale.

For additional discussion, see Note 6 “Allowance for Credit Losses” to the consolidated financial statements.

Premises and Equipment

Premises and equipment are stated at cost, less accumulated depreciation and amortization, as applicable. Premises and equipment at December 31, 2012 decreased $96 million to $2.3 billion compared to year-end 2011. This decrease primarily resulted from the sale of Morgan Keegan and depreciation expense on existing assets.

Goodwill

Goodwill totaled $4.8 billion at both December 31, 2012 and 2011 and was reallocated to the new reporting units during 2012. Refer to the “Critical Accounting Policies” section earlier in this report for detailed discussions of the Company’s methodology for testing goodwill for impairment. Refer to Note 1 “Summary of Significant Accounting Policies” and Note 9 “Intangible Assets” to the consolidated financial statements for the methodologies and assumptions used in Step One of the goodwill impairment test and further details on the reallocation. Additionally, Note 1 “Summary of Significant Accounting Policies” to the consolidated financial statements includes information related to the fair value measurements of certain assets and liabilities and the valuation methodology of such pricing, which is also used for testing goodwill for impairment.

Mortgage Servicing Rights

Mortgage servicing rights at December 31, 2012 totaled $191 million compared to $182 million at December 31, 2011. An analysis of mortgage servicing rights is presented in Note 7 “Servicing of Financial Assets” to the consolidated financial statements. The balances shown represent the right to service mortgage loans that are owned by other investors and are presented at fair value. Data and assumptions used in the fair value calculation, as well as certain sensitivity estimates, are also presented in Note 7.

Other Identifiable Intangible Assets

Other identifiable intangible assets totaled $345 million at December 31, 2012 compared to $449 million at December 31, 2011. The year-over-year decrease was due to amortization of core deposit intangibles and the purchased credit card intangibles. See Note 9 “Intangible Assets” to the consolidated financial statements for further information.

Foreclosed Properties

Other real estate and certain other assets acquired in foreclosure are reported at the lower of the investment in the loan or fair value of the property less estimated costs to sell. The following table summarizes foreclosed property activity for the years ended December 31:

Table 23—Foreclosed Properties

	2012	2011
	(In millions)
Balance at beginning of year	$296	$454
Transfer from loans	294	532
Valuation adjustments	(66)	(161)
Foreclosed property sold	(370)	(518)
Payments and other	(5)	(11)

	(147)	(158)

Balance at end of year	$149	$296

Note: Approximately 96 percent and 73 percent of the ending balances as of December 31, 2012 and 2011, respectively, relates to properties transferred into foreclosed properties during the corresponding calendar year.

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

Other Assets

Other assets decreased $2.6 billion to $6.2 billion as of December 31, 2012. Securities sold but not yet settled balances at the end of 2011, which did not repeat in 2012, and lower derivative assets primarily drove the decrease. Reduced foreclosed properties, deferred income taxes and prepaid expense balances also contributed to the year-over-year decrease.

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

Deposits are Regions’ primary source of funds, providing funding for 88 percent of average interest-earning assets from continuing operations in 2012 and 85 percent of average interest-earning assets from continuing operations in 2011. Table 24 “Deposits” details year-over-year deposits on a period-ending basis. Total deposits at December 31, 2012, decreased approximately $153 million compared to year-end 2011 levels. The overall decrease was driven by a significant decrease in time deposits. This decrease was largely offset by increases in almost all categories of low-cost deposits. Regions continued to focus on shifting the overall deposit mix toward low-cost deposits, with an emphasis on non-interest-bearing demand and interest-bearing transaction accounts, in an effort to reduce funding costs.

Customer deposits, which exclude deposits used for wholesale funding purposes, decreased by 0.2 percent to $95.5 billion on an ending basis during 2012. Due to liquidity in the market, Regions has been able to steadily grow its low-cost customer deposits and reduce its total deposit costs from 0.78 percent in 2010 to 0.49 percent in 2011 and to 0.30 percent in 2012.

Table 24—Deposits

	2012	2011	2010
	(In millions)
Non-interest-bearing demand*	$29,963	$28,209	$25,683
Savings accounts	5,760	5,159	4,668
Interest-bearing transaction accounts	21,096	19,388	13,423
Money market accounts—domestic*	24,901	23,028	27,396
Money market accounts—foreign*	311	460	643

Low-cost deposits	82,031	76,244	71,813
Time deposits	13,443	19,378	22,784

Customer deposits	95,474	95,622	94,597
Corporate treasury time deposits	—	5	17

	$95,474	$95,627	$94,614

*	Prior period amounts have been reclassified to conform to current period classification

Regions elected to exit the Federal Deposit Insurance Corporation’s (“FDIC”) Transaction Account Guarantee (“TAG”) program on July 1, 2010. The TAG program was a component of the Temporary Liquidity Guarantee Program, whereby the FDIC guaranteed all funds held at participating institutions beyond the $250,000 deposit insurance limit in qualifying transaction accounts. Regions’ decision to exit the program did not have a significant impact on liquidity. When the Dodd-Frank Act was enacted in July 2010, it permanently increased the FDIC coverage limit to $250,000. Also as a result of the Dodd-Frank Act, effective as of December 31, 2010, unlimited coverage for non-interest bearing demand transaction accounts was provided until the expiration date of the program, which was January 1, 2013. In early 2013, non-interest bearing transaction accounts have declined, but the overall impact to deposit balances and liquidity has not been significant and is within expectations.

Within customer deposits, non-interest-bearing demand deposits increased $1.8 billion to $30.0 billion, driven primarily by an increase in non-interest bearing deposits from commercial and small businesses. Non-interest-bearing deposits accounted for approximately 31 percent of total deposits at year-end 2012 compared to 29 percent at year-end 2011. Savings balances increased $601 million to $5.8 billion, generally reflecting continued consumer savings trends, spurred by economic uncertainty. Interest-bearing transaction accounts increased $1.7 billion to $21.1 billion due to Regions’ focus on shifting the mix of deposits. Interest-bearing transaction deposits accounted for approximately 22 percent of total deposits at year-end 2012 compared to 20 percent at year-end 2011.

Domestic money market products, which exclude foreign money market accounts, are one of Regions’ most significant funding sources. These balances increased 8 percent in 2012 to $24.9 billion or 26 percent of total deposits, compared to 24 percent of total deposits in 2011 another reflection of the shifting in the mix of deposits.

Included in customer time deposits are certificates of deposit and individual retirement accounts. The balance of customer time deposits decreased 31 percent in 2012 to $13.4 billion compared to $19.4 billion in 2011. The decrease was primarily due to maturities with minimal reinvestment by customers as a result of the continued decline in rates offered on these products. Customer time deposits accounted for 14 percent of total deposits in 2012 compared to 20 percent in 2011.

Consistent with 2011, total treasury deposits, which are used mainly for overnight funding purposes, remained at low levels in 2012 as the Company continued to utilize customer-based funding and other sources. The Company’s choice of overnight funding sources is dependent on the Company’s particular funding needs and the relative attractiveness of each source.

The sensitivity of Regions’ deposit rates to changes in market interest rates is reflected in Regions’ average interest rate paid on interest-bearing deposits. The rate paid on interest-bearing deposits decreased to 0.43 percent in 2012 from 0.69 percent in 2011, driven by the expiration of time deposits, the positive mix shift to lower cost customer products, and continuation of the low interest rate environment throughout 2012. Table 25 “Maturity of Time Deposits of $100,000 or More” presents maturities of time deposits of $100,000 or more at December 31, 2012 and 2011.

Table 25—Maturity of Time Deposits of $100,000 or More

	2012	2011
	(In millions)
Time deposits of $100,000 or more, maturing in:
3 months or less	$1,002	$1,216
Over 3 through 6 months	1,168	1,504
Over 6 through 12 months	900	1,910
Over 12 months	1,949	3,061

	$5,019	$7,691

Short-Term Borrowings

See Note 11 “Short-Term Borrowings” to the consolidated financial statements for a summary of these borrowings at December 31, 2012 and 2011. Short-term borrowings totaled $1.6 billion at December 31, 2012, compared to $3.1 billion at December 31, 2011. The levels of these borrowings can fluctuate depending on the Company’s funding needs and the sources utilized, as well as a result of customers’ activity.

COMPANY FUNDING SOURCES

Short-term borrowings used as a source of funding for the Company totaled $21 million at December 31, 2012, compared to $1.0 billion at December 31, 2011. At December 31, 2012, federal funds purchased were the only Company sources of short-term borrowings. At December 31, 2011, federal funds purchased, securities sold under agreements to repurchase, and other short-term borrowings were outstanding. Other short-term borrowings were related to Morgan Keegan and included borrowings under lines of credit that Morgan Keegan maintained with unaffiliated banks. As of December 31, 2012, there were no other short-term borrowings related to Morgan Keegan outstanding as a result of the sale of Morgan Keegan on April 2, 2012.

Table 26 “Selected Short-Term Borrowings Data” provides selected information for certain short-term borrowings used for funding purposes for the years 2012, 2011, and 2010.

Table 26—Selected Short-Term Borrowings Data

	2012	2011	2010
	(Dollars in millions)
Federal funds purchased:
Balance at year end	$21	$18	$19
Average outstanding (based on average daily balances)	21	19	68
Maximum amount outstanding at any month-end	28	22	106
Weighted-average interest rate at year end	0.1%	0.1%	0.1%
Weighted-average interest rate on amounts outstanding during the year (based on average daily balances)	0.1%	0.1%	0.1%

Securities sold under agreements to repurchase:
Balance at year end	$—	$969	$763
Average outstanding (based on average daily balances)	633	419	456
Maximum amount outstanding at any month-end	1,940	969	1,151
Weighted-average interest rate at year end	—%	(0.2)%	0.3%
Weighted-average interest rate on amounts outstanding during the year (based on average daily balances)	0.1%	(0.6)%	0.2%

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

CUSTOMER-RELATED BORROWINGS

Short-term borrowings that are the result of customer activity related to investment opportunities or brokerage interests totaled $1.6 billion at December 31, 2012, compared to $2.1 billion at December 31, 2011. The decrease between periods was due to decreased brokerage customer liabilities and short-sale liabilities as a result of the sale of Morgan Keegan on April 2, 2012.

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

Long-Term Borrowings

Regions’ long-term borrowings consist primarily of FHLB borrowings, senior notes, subordinated notes and other long-term notes payable. Total long-term borrowings decreased $2.2 billion to $5.9 billion at December 31, 2012. At the parent company, the decrease resulted from the maturity of approximately $950 million of subordinated and senior notes. Additionally at the parent company, $345 million of 8.875% Junior Subordinated Notes were redeemed during 2012 resulting in an $11 million loss on early extinguishment of debt. At the bank level, approximately $902 million of FHLB advances were prepaid during 2012, realizing an immaterial pre-tax loss on early extinguishment. The weighted-average interest rate on total long-term debt, including the effect of derivative instruments, was 4.7%, 3.3% and 3.2% for the years ended December 31, 2012, 2011 and 2010, respectively. See Note 12 “Long-Term Borrowings” to the consolidated financial statements for further discussion and detailed listing of outstandings and rates.

Other Liabilities

Other liabilities decreased $808 million to $2.9 billion as of December 31, 2012. The decrease was primarily driven by lower derivative liabilities and accrued employee benefit costs, as well as the reduction of a liability related to a third-party investment in a REIT as a result of an early termination of the investment. These decreases were partially offset by the establishment of the indemnification obligation related to the sale of Morgan Keegan to Raymond James. See Note 3 “Discontinued Operations” and Note 23 “Commitments, Contingencies and Guarantees” for additional information.

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

On December 17, 2012, Moody’s upgraded the long-term ratings of Regions Financial Corporation and its subsidiaries. Regions Financial Corporation was upgraded to Ba1 from Ba3 for senior debt. Its lead bank,

Regions Bank, was upgraded to Baa3 from Ba2 for long-term debt, to Baa3 from Ba1 for long-term deposits, and to Prime-3 from Not-Prime for short-term deposits. The standalone bank financial strength rating was affirmed at D+, but its baseline credit assessment was raised to Baa3 from Ba1. The holding company’s short-term rating was affirmed at Not-Prime. Following the rating action, the outlook is stable. The upgrade reflects Regions’ improved asset quality. The upgrade also incorporates Regions’ enhanced risk management infrastructure and reduced asset concentrations placing the company in a better position to weather another real estate cycle.

Table 27 “Credit Ratings” reflects the debt ratings information of Regions Financial Corporation and Regions Bank by S&P, Moody’s, Fitch and DBRS as of December 31, 2012 and 2011.

Table 27—Credit Ratings

As of December 31, 2012
	Standard & Poor’s	Moody’s	Fitch	DBRS
Regions Financial Corporation
Senior notes	BBB-	Ba1	BBB-	BBB
Subordinated notes	BB+	Ba2	BB+	BBBL
Junior subordinated notes	BB	Ba3	B+	BBBL
Regions Bank
Short-term debt	A-2	P-3	F3	R-2H
Long-term bank deposits	BBB	Baa3	BBB	BBBH
Long-term debt	BBB	Baa3	BBB-	BBBH
Subordinated debt	BBB-	Ba1	BB+	BBB
Outlook	Stable	Stable	Positive	Stable

As of December 31, 2011
	Standard & Poor’s	Moody’s	Fitch	DBRS
Regions Financial Corporation
Senior notes	BB+	Ba3	BBB-	BBB
Subordinated notes	BB	B1	BB+	BBBL
Junior subordinated notes	B+	B2	BB	BBBL
Regions Bank
Short-term debt	A-3	NP (1)	F3	R-2H
Long-term bank deposits	BBB-	Ba1	BBB	BBBH
Long-term debt	BBB-	Ba2	BBB-	BBBH
Subordinated debt	BB+	Ba3	BB+	BBB
Outlook	Stable	Negative	Stable	Negative

(1)	Not Prime

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

Stockholders’ Equity

Stockholders’ equity was $15.5 billion at year-end 2012 versus $16.5 billion at year-end 2011. On April 4, 2012, Regions repurchased all 3.5 million shares of the Series A preferred stock issued to the U. S. Treasury. Therefore, during the second quarter of 2012, Regions derecognized the carrying value of the Series A shares in the amount of approximately $3.4 billion, and recorded approximately $71 million of amortization related to the remaining unaccreted discount, which reduced net income available to common shareholders. The total reduction to shareholders’ equity was $3.5 billion. In early May of 2012, Regions repurchased the warrant from the U.S. Treasury Department for $45 million. The transaction reduced additional paid-in capital within stockholders’ equity by $45 million. The decreases related to the Series A and warrant repurchases were offset by the March 19, 2012 issuance of 153 million shares of common stock at $5.90 per share. The proceeds from the sale, net of issuance costs, increased equity by approximately $875 million. On November 1, 2012, Regions issued $500 million in depositary shares each representing a fractional ownership interest in a share of the Company’s 6.375% Non-Cumulative Perpetual Preferred Stock, Series A, par value $1.00 per share. The net proceeds from the issuance increased equity by approximately $486 million. In 2012, net income increased stockholders’ equity by $1.1 billion. Cash dividends declared reduced stockholders’ equity by $54 million related to common stock, $125 million related to preferred stock issued to the U.S. Treasury, and $4 million related to Series A preferred stock. Changes in accumulated other comprehensive income increased equity by $134 million.

At December 31, 2012, Regions had 23 million common shares available for repurchase through open market transactions under an existing share repurchase authorization. There were no treasury stock purchases through open market transactions during 2012 or 2011.

Regions’ ratio of stockholders’ equity to total assets was 12.77 percent at December 31, 2012 and 12.99 percent December 31, 2011. Regions’ ratio of tangible common stockholders’ equity (stockholders’ equity less preferred stock, goodwill and other identifiable intangibles and the related deferred tax liability) to total tangible assets was 8.63 percent at December 31, 2012 compared to 6.58 percent at December 31, 2011 (see Table 2 “GAAP to Non-GAAP Reconciliation” for further discussion). The increase between years was a result of the increase in common stockholders’ equity discussed above and a reduction in tangible assets.

Regions’ annual dividend was $0.04 per common share in 2012, 2011 and 2010. Regions understands the importance of returning capital to shareholders. Management will continue to execute the capital planning process, including evaluation of the amount of the common dividend, with the Board of Directors and in conjunction with regulatory supervisors, subject to the Company’s results of operations.

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

In recent years, the Federal Reserve and banking regulators began supplementing their assessment of the capital adequacy of a bank based on a variation of Tier 1 capital, known as Tier 1 common equity. This measure has been a key component of assessments of capital adequacy under the Comprehensive Capital Analysis and Review (“CCAR”) process. While not currently prescribed in amount by federal banking regulations, analysts and banking regulators have assessed Regions’ capital adequacy using the Tier 1 common and/or the tangible common stockholders’ equity measure. Because tangible common stockholders’ equity and Tier 1 common equity are not formally defined by GAAP or prescribed in amount by federal banking regulations, these measures are considered to be non-GAAP financial measures and other entities may calculate them differently than Regions’ disclosed calculations (see Table 2 “GAAP to Non-GAAP Reconciliation” for further details).

The Dodd-Frank Act requires the Federal Reserve to impose more stringent capital requirements on bank holding companies with assets of $50 billion or more. Consequently, as part of Regions’ annual CCAR, Regions must submit its annual capital plans to the Federal Reserve. As part of the CCAR, Regions is required to submit five scenarios including the Company’s baseline forecast, the Federal Reserve’s baseline outlook, the Company’s stress case and both of the Federal Reserve’s adverse stress case and severely adverse stress case. Regions is required to maintain its capital levels above each minimum regulatory capital ratio and above a Tier 1 common ratio of 5 percent on a pro forma basis under expected and stressful conditions throughout a certain time period horizon. Any capital actions requested by Regions must be submitted to the Federal Reserve for approval. The Federal Reserve has committed to responding to Regions’ capital plans by March 14, 2013. The Federal Reserve intends to publish its results of the supervisory stress test component of CCAR for Regions and all companies that are participating. Additionally, Regions intends to publish its own results of the Federal Reserve’s severely adverse case stress test for both Regions Financial Corporation and its primary bank subsidiary Regions Bank.

Regions is evaluating the anticipated impact of Basel III which is expected to be phased in beginning in 2013. The Federal Reserve has announced a delay in the implementation date of the final rules; however, when implemented there will be a phase in period of up to 6 years. The Company’s estimated Tier 1 common ratio as of December 31, 2012, based on Regions’ current understanding of the Basel III requirements, as proposed by the U.S. Notices of Proposed Rulemaking (“NPR”) released in June 2012, was approximately 8.9 percent and therefore exceeded the Basel III minimum of 7 percent for Tier 1 common. In January 2013, the Basel Committee published an update that included revisions to the liquidity coverage ratio (“LCR”) calculation. Inclusive in this update were provisions included but not limited to, lower deposit run-off assumptions and full implementation on a phase-in schedule. Starting in 2015, firms will be required to be at a minimum compliance ratio of 60 percent, with equal annual increase until the 100 percent minimum requirement is reached in 2019. Based on Regions’ understanding and interpretation of the rules for the calculation for the LCR under Basel III, Regions is currently above the 100 percent coverage minimum. The Company anticipates being fully compliant with the LCR requirements upon finalization and implementation. However, should Regions’ cash position or investment mix change in the future, Regions’ ability to meet the liquidity coverage ratio may be impacted. Additionally, there is still need for clarification of the Basel III rules as well as interpretation and implementation by U.S. banking regulators, so the ultimate impact of Basel III on Regions is not completely known at this point. The NPR comment period ended in October 2012; changes to the calculation resulting from the comment process could result in materially different capital ratios from the amounts estimated. Because the Basel III capital calculations are not formally defined by GAAP and are not currently prescribed in amount by the federal banking regulations, these measures are considered to be non-GAAP financial measures, and other entities may calculate them differently than Regions’ disclosed calculations (see Table 2 “GAAP to Non-GAAP Reconciliation” for further details).

See the “Supervision and Regulation—Capital Requirements” subsection of the “Business” section and the “Risk Factors” section for more information. As of December 31, 2012, Regions Bank had the requisite capital levels to qualify as well capitalized.

Table 28—Capital Ratios

	December 31
	2012	2011
	(Dollars in millions)
Risk-based capital:
Stockholders’ equity (GAAP)	$15,499	$16,499
Accumulated other comprehensive (income) loss	(65)	69
Non-qualifying goodwill and intangibles	(4,826)	(4,900)
Disallowed deferred tax assets (1)	(35)	(432)
Disallowed servicing assets	(33)	(35)
Qualifying non-controlling interests	93	92
Qualifying trust preferred securities	501	846

Tier 1 capital	11,134	12,139
Qualifying subordinated debt	1,966	2,145
Adjusted allowance for loan losses (2)	1,170	1,164
Other	2	90

Tier 2 capital	3,138	3,399

Total capital	$14,272	$15,538

Risk-weighted assets (regulatory)	$92,811	$91,449
Capital ratios:
Tier 1 common risk-based ratio (non-GAAP) (3)	10.84%	8.51%
Tier 1 capital to total risk-weighted assets	12.00	13.28
Total capital to total risk-weighted assets	15.38	16.99
Leverage	9.65	9.91
Stockholders’ equity to total assets	12.77	12.99
Common stockholders’ equity to total assets	12.38	10.30
Tangible common equity to tangible assets (non-GAAP) (3)	8.63	6.58

(1)	Taxable income from the two previous tax years and one year of projected future taxable income may be applied in calculating deferred tax assets for regulatory capital purposes.
(2)	Includes $83 million and $78 million in 2012 and 2011, respectively, associated with reserves recorded for off-balance sheet credit exposures, including derivatives.
(3)	See Table 2 “GAAP to Non-GAAP Reconciliation” for further details.

OFF-BALANCE SHEET ARRANGEMENTS

Regions has certain variable interests in unconsolidated variable interest entities (i.e., Regions is not the primary beneficiary). Regions owns the common stock of subsidiary business trusts, which have issued mandatorily redeemable preferred capital securities (“trust preferred securities”) in the aggregate of $1 billion at the time of issuance. During the fourth quarter of 2012, Regions redeemed all issued and outstanding 8.875% trust preferred securities issued by Regions Financing Trust III, which totaled approximately $345 million. These trusts meet the definition of a variable interest entity of which Regions is not the primary beneficiary; the trusts’ only assets are junior subordinated debentures issued by Regions, which were acquired by the trusts using the proceeds from the issuance of the trust preferred securities and common stock. The junior subordinated debentures are included in long-term borrowings (see Note 12 “Long-Term Borrowings” to the consolidated financial statements), and Regions’ equity interests in the business trusts are included in other assets. For regulatory reporting and capital adequacy purposes, the Federal Reserve Board has indicated that such trust preferred securities currently constitute Tier 1 capital, but beginning in 2013, trust preferred securities will be phased out as an allowable component of Tier 1 capital over a three-year period. Additional discussion regarding the status of capital treatment for these instruments is included in the “Supervision and Regulation—Capital Requirements” section of Item 1 of this Annual Report on Form 10-K.

Also, Regions periodically invests in various limited partnerships that sponsor affordable housing projects, which are funded through a combination of debt and equity. Regions’ maximum exposure to loss as of December 31, 2012 was $774 million, which included $197 million in unfunded commitments to the partnerships. Additionally, Regions has short-term construction loans or letters of credit commitments with the partnerships totaling $165 million as of December 31, 2012. The funded portion of these loans and letters of credit was $82 million at December 31, 2012. The funded portion is included with loans on the consolidated balance sheets. See Note 2 “Variable Interest Entities” to the consolidated financial statements for further discussion.

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

Management believes the most significant potential impact of inflation on financial results is a direct result of Regions’ ability to manage the impact of changes in interest rates. Management attempts to maintain an essentially balanced position between rate-sensitive assets and liabilities in order to minimize the impact of interest rate fluctuations on net interest income. However, this goal can be difficult to completely achieve in times of rapidly changing rate structure and is one of many factors considered in determining the Company’s interest rate positioning. The Company is moderately asset sensitive as of December 31, 2012. Refer to Table 29 “Interest Rate Sensitivity” for additional details on Regions’ interest rate sensitivity.

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

Management believes the most significant potential impact of deflation on financial results relates to Regions’ ability to maintain a sufficient amount of capital to cushion against future losses. However, the Company can utilize certain risk management tools to help it maintain its balance sheet strength even if a deflationary scenario were to develop.

RISK MANAGEMENT

Risk identification and risk management are key elements in the overall management of Regions. Management believes the primary risk exposures are market risk, liquidity risk, counterparty risk, international risk and credit risk. Market risk is the price and earnings variability (mainly reductions) arising from adverse changes in 1) the fair values of financial instruments due to changes in interest rates, exchange rates, commodity prices, equity prices or the credit quality of debt securities and/or 2) the impact to net interest income based on changes in interest rates (interest rate risk) and the associated impact on prepayments (prepayment risk). Interest rate risk is the risk to net interest income due to the impact of movements in interest rates. Prepayment risk is the risk that borrowers may repay their loans or other debt earlier than at their stated maturities. Liquidity risk relates to Regions’ ability to fund present and future obligations. Counterparty risk represents the risk that a counterparty will not comply with its contractual obligations. International risk, or country exposure, is defined as the aggregation of exposure Regions has with financial institutions, companies, or individuals in a given country outside of the United States. Credit risk represents the risk that parties indebted to Regions fail to perform as contractually obligated. Regions’ primary credit risk arises from the possibility that borrowers may not be able to repay loans, and to a lesser extent, the failure of securities issuers and counterparties to perform as contractually required.

Management follows a formal process for identifying and documenting key risks facing each line of business, how those risks can be controlled or mitigated, and how management monitors the controls to ensure that they are effective. Separate from risk acceptance, there is an independent risk assessment and reporting program. To ensure that risks within the Company are appropriately addressed, the Board has designated a Risk Committee of outside directors. The Risk Committee’s focus is on Regions’ overall risk profile, and the committee receives reports from the Company’s management quarterly. Additionally, Regions’ Internal Audit Division performs ongoing, independent reviews of the risk management process which are reported to the Audit Committee of the Board of Directors.

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

Exposure to Interest Rate Movements—As of December 31, 2012, Regions was moderately asset sensitive to both gradual and instantaneous rate shifts as compared to the base case for the measurement horizon ending December 2013. Table 29 “Interest Rate Sensitivity” illustrates several rate shift scenarios. The protractedly low interest-rate environment that has prevailed over the past few years has led many borrowers, especially those with loans at fixed rates of interest, to refinance or prepay their loans. This has resulted in considerable pressure on net interest margin and net interest income as these loans and fixed rate investment securities were replaced by other assets at lower yields. However, at the same time, the broader economic conditions and the level of short-term interest-rates, in particular, produced ample opportunities for the reduction of deposit and borrowing costs. If long-term rates were to decline materially from the recent implied market-forward outlook, Regions’ loan and securities portfolios would expect to be subject to higher levels of prepayment. Deposit costs, having benefited from several years of very low short-term rates, would likely experience additional reduction from recent levels, but the magnitude of decline may not be as pronounced as in the past few years. In total, Regions estimates an impact of a 50 basis points instantaneous and gradual decline in interest rates at ($135) million and ($112) million respectively, for the measurement period ending December 2013. (Note that where scenarios would indicate negative interest rates, a minimum of zero is applied). In the converse environment, in which rates rise, Regions estimates that the speed of loan and securities prepayment will slow considerably and deposit rates would rise, but the negative impact of these factors would be more than offset by higher rates on new loans and securities as well as the repricing of existing floating rate loans.

Table 29—Interest Rate Sensitivity

Gradual Change in Interest Rates	Estimated Annual Change in Net Interest Income December 31, 2012
(In millions)

+200 basis points	$402
+100 basis points	216
-50 basis points	(112)

Instantaneous Change in Interest Rates
+200 basis points	$484
+100 basis points	262
-50 basis points	(135)

Interest rate movements may also have an impact on the value of Regions’ securities portfolio, which can directly impact the carrying value of shareholders’ equity. Regions from time to time may hedge these price movements with derivatives (as discussed below).

Derivatives— Regions uses financial derivative instruments for management of interest rate sensitivity. The Asset and Liability Committee (“ALCO”), which consists of members of Regions’ senior management team, in its oversight role for the management of interest rate sensitivity, approves the use of derivatives in balance sheet hedging strategies. The most common derivatives Regions employs are forward rate contracts, Eurodollar futures contracts, interest rate swaps, options on interest rate swaps, interest rate caps and floors, and forward sale commitments. Derivatives are also used to offset the risks associated with customer derivatives, which include interest rate, credit and foreign exchange risks.

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

MARKET RISK—PREPAYMENT RISK

Regions, like most financial institutions, is subject to changing prepayment speeds on mortgage-related assets under different interest rate environments. Prepayment risk is a significant risk to earnings and specifically to net interest income. For example, mortgage loans and other financial assets may be prepaid by a debtor, so that the debtor may refinance its obligations at lower rates. As loans and other financial assets prepay in a falling rate environment, Regions must reinvest these funds in lower-yielding assets. Prepayments of assets carrying higher rates reduce Regions’ interest income and overall asset yields. Conversely, in a rising rate environment, these assets will prepay at a slower rate, resulting in opportunity cost by not having the cash flow to reinvest at higher rates. Prepayment risk can also impact the value of securities and the carrying value of equity. Regions’ greatest exposures to prepayment risks primarily rest in its mortgage-backed securities portfolio, the mortgage fixed-rate loan portfolio and the mortgage servicing asset, all of which tend to be sensitive to interest rate movements. Regions also has prepayment risk that would be reflected in non-interest income in the form of servicing income on loans sold. Regions actively evaluates prepayment exposure as part of its overall net interest income forecasting and interest rate risk management. In particular, because current interest rates are relatively low, Regions is actively managing exposure to declining prepayments that are expected to coincide with increasing interest rates in both the loan and securities portfolios.

MARKET RISK—BROKERAGE AND OTHER MARKET ACTIVITY RISK

On January 11, 2012, Regions entered into a stock purchase agreement to sell Morgan Keegan & Company, Inc. and related affiliates to Raymond James Financial, Inc. The transaction closed on April 2, 2012. Refer to Note 3 “Discontinued Operations,” to the consolidated financial statements for further details.

Regions’ capital markets business, which includes derivatives, loan syndication and foreign exchange trading activities, expose it to market risk. Further, the Company is exposed to non-trading market risk from mortgage hedging activities which include secondary marketing of loans to government-sponsored entities and mortgage servicing rights valuation.

To manage trading risks arising from interest rate and equity price risks, Regions uses a Value at Risk (“VAR”) model along with other risk management methods to measure the potential fair value the Company could lose on its trading positions given a specified statistical confidence level and time-to-liquidate time horizon. The end-of-period 10-day VAR was approximately $521 thousand at December 31, 2012 and $423 thousand at December 31, 2011. Maximum 10-day VAR utilization during 2012 was $1.5 million and average 10-day VAR during the same period was $513 thousand.

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

In order to ensure an appropriate level of liquidity is maintained, Regions performs specific procedures including scenario analyses and stress testing at the bank, holding company, and affiliate levels. Regions’ holding company cash is managed to a conservative three step evaluation. The Minimum Cash Requirement utilizes a three step process that requires the parent to hold the greater of 1) two years of corporate dividends, debt service, and maturities by utilizing cash on hand, and the next four quarters’ expected dividend capacity from Regions Bank, 2) enough cash on hand with no upstream dividend capacity from Regions Bank to meet corporate dividends, debt service payments and maturities for the next 12 months, or 3) a minimum cash requirement of $500 million. Regions runs similar testing scenarios and has minimum liquidity requirements for the bank and subsidiaries. The Company’s funding and contingency planning does not currently include any reliance on unsecured sources. Risk limits are established within the Company’s ALCO, which regularly reviews compliance with the established limits. Regions’ parent company cash and cash equivalents as of December 31, 2012 was $857 million.

Regions’ contractual obligations and expected payment dates are presented in the following table:

Table 30—Contractual Obligations

	Payments Due By Period (5)
	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years	Indeterminable Maturity	Total
	(In millions)
Deposits (1)	$8,581	$2,643	$2,197	$22	$82,031	$95,474
Short-term borrowings	1,574	—	—	—	—	1,574
Long-term borrowings	751	2,544	4	2,562	—	5,861
Lease obligations	131	236	171	397	—	935
Purchase obligations	22	30	12	—	—	64
Benefit obligations (2)	14	30	41	67	—	152
Commitments to fund low income housing partnerships (3)	280	—	—	—	—	280
Unrecognized tax benefits (4)	—	—	—	—	56	56
Indemnification obligation (6)	—	345	—	—	—	345
Visa litigation	—	—	—	—	22	22

	$11,353	$5,828	$2,425	$3,048	82,109	$104,763

(1)	Deposits with indeterminable maturity include non-interest bearing demand, savings, interest-bearing transaction accounts and money market accounts.
(2)	Amounts only include obligations related to the unfunded non-qualified pension plan and postretirement health care plan.
(3)	Commitments to fund low income housing partnerships do not have defined maturity dates. Therefore, they have been considered due on demand, maturing one year or less.
(4)	Includes liabilities for unrecognized tax benefits of $55 million and tax-related interest and penalties of $1 million. See Note 19 “Income Taxes” to the consolidated financial statements.
(5)	See Note 23 “Commitments Contingencies and Guarantees” to the consolidated financial statements for the Company’s commercial commitments at December 31, 2012.
(6)	See Note 23 “Commitments Contingencies and Guarantees” to the consolidated financial statements for a description of the indemnification obligation to Raymond James, and the rationale for the expected payment timeframe.

The securities portfolio is one of Regions’ primary sources of liquidity. Maturities of securities provide a constant flow of funds available for cash needs (see Note 4 “Securities” to the consolidated financial statements). The agency guaranteed mortgage portfolio is another source of liquidity in various secured borrowing capacities.

Maturities in the loan portfolio also provide a steady flow of funds (see Table 11 “Selected Loan Maturities”). At December 31, 2012, commercial loans and investor real estate mortgage and construction loans with an aggregate balance of $10.6 billion were due to mature in one year or less, although Regions may renew some of these lending arrangements if the risk profile is acceptable. Additionally, securities of $38 million were due to contractually mature in one year or less. Additional funds are provided from payments on consumer loans and one-to-four family residential first mortgage loans. In addition, liquidity needs can also be met by borrowing funds in state and national money markets, although Regions does not currently rely on unsecured wholesale market funding. Historically, Regions’ liquidity has been enhanced by its relatively stable customer deposit base.

Regions elected to exit the FDIC’s TAG program on July 1, 2010. The TAG program was a component of the Temporary Liquidity Guarantee Program, whereby the FDIC guaranteed all funds held at participating institutions beyond the $250,000 deposit insurance limit in qualifying transaction accounts. The decision to exit the program did not have a significant impact on liquidity. The Dodd-Frank Act permanently increased the FDIC coverage limit to $250,000. As a result of the Dodd-Frank Act, effective December 31, 2010, unlimited coverage for non-interest bearing demand transaction accounts was provided until January 1, 2013. In early 2013, non-interest bearing transaction accounts have declined, but the overall impact to deposit balances and liquidity has not been significant and is within expectations.

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

Due to the potential for uncertainty and inconsistency in the unsecured funding markets, Regions has been maintaining higher levels of cash liquidity by depositing excess cash with the Federal Reserve Bank, which is the primary component of the balance sheet line item, “interest-bearing deposits in other banks.” At December 31, 2012, Regions had over $3.5 billion in excess cash on deposit with the Federal Reserve. Regions’ borrowing availability with the Federal Reserve Bank as of December 31, 2012, based on assets available for collateral at that date, was $19.6 billion.

Regions periodically accesses funding markets through sales of securities with agreements to repurchase. Repurchase agreements are also offered through a commercial banking sweep product as a short-term investment opportunity for customers. All such arrangements are considered typical of the banking industry and are accounted for as borrowings.

Regions’ financing arrangement with the FHLB adds additional flexibility in managing its liquidity position. As of December 31, 2012, Regions’ borrowing availability from the FHLB totaled $6.7 billion. FHLB borrowing capacity is contingent on the amount of collateral pledged to the FHLB. Regions Bank and its subsidiaries have pledged certain residential first mortgage loans on one-to-four family dwellings and home equity lines of credit as collateral for the FHLB advances outstanding. Additionally, investment in FHLB stock is required in relation to the level of outstanding borrowings. Regions held $73 million in FHLB stock at December 31, 2012. The FHLB has been and is expected to continue to be a reliable and economical source of funding.

In February 2010, Regions filed a shelf registration statement with the U.S. Securities and Exchange Commission. This shelf registration does not have a capacity limit and can be utilized by Regions to issue various debt and/or equity securities. The registration statement will expire in February 2013. Regions expects to file a new shelf registration statement prior to the expiration of the current shelf registration statement. In 2012, Regions issued from the shelf 153 million shares of common stock with a par value $0.01 per share at $5.90 a share as well as 20 million depositary shares each representing a 1/40th ownership interest in the Company’s 6.375% Non-Cumulative Perpetual Preferred Stock, Series A, with a $1.00 par value.

Regions’ Bank Note program allows Regions Bank to issue up to $20 billion aggregate principal amount of bank notes outstanding at any one time. No issuances have been made under this program as of December 31, 2012. Notes issued under the program may be senior notes with maturities from 30 days to 15 years and subordinated notes with maturities from 5 years to 30 years. These notes are not deposits and they are not insured or guaranteed by the FDIC.

On December 3, 2012, following a notice by the Federal Reserve of proposed rulemaking which would phase-out the Tier 1 capital treatment of the trust preferred securities, Regions redeemed approximately $345 million of issued and outstanding 8.875% Trust Preferred Securities issued by Regions Financing Trust III. Regions determined that the Federal Reserve’s approval for publication of the notice constituted a “capital treatment event” (as defined in the indenture related to the trust preferred securities), which allowed Regions to redeem the trust preferred securities pursuant to the terms of such securities. Regions may, from time to time, consider opportunistically retiring outstanding issued securities, including subordinated debt, trust preferred securities and preferred shares in privately negotiated or open market transactions for cash or common shares. Regulatory approval would be required for retirement of some instruments.

See the “Stockholders’ Equity” section for discussion of the Federal Reserve’s Comprehensive Capital Analysis and Review.

COUNTERPARTY RISK

Regions manages and monitors its exposure to other financial institutions, also known as counterparty exposure, on an ongoing basis. The objective is to ensure that Regions appropriately identifies and reacts to risks associated with counterparties in a timely manner. This exposure may be direct or indirect and could create financial, credit, legal, or reputational risk to the Company.

Counterparty exposure may result from a variety of transaction types and may include exposure to commercial banks, savings and loans, insurance companies, broker/dealers, institutions that provide credit enhancements, and foreign corporate debt issuers. Because transactions with a counterparty may be generated in one or more departments, exposure limits are established for use by various areas of the Company including treasury, investments group, capital markets, finance, the mortgage division, and other lines of business.

To manage counterparty risk, Regions has a centralized approach to approval, management and monitoring of exposure. To that end, Regions has a dedicated counterparty credit group and credit officer, as well as a documented counterparty credit policy. Exposures to counterparties are regularly aggregated across departments and reported to senior management.

INTERNATIONAL RISK

Regions has minimal sovereign credit exposure. This includes an immaterial amount in government securities issued by a single non-European sovereign, as well as a guarantee on a leveraged lease from a Western European government agency. However, Regions does have country exposure, which is defined as the aggregation of exposure with financial institutions, companies, or individuals in a given country outside of the United States. The majority of these exposures are in the form of corporate bonds purchased for the bank’s investment portfolio, derivative hedges (interest rate and foreign exchange), and leveraged lease guarantees. This exposure is concentrated in highly-rated, Western European countries but not in those most severely affected by the Eurozone turmoil.

In addition to Western Europe and Australia, Regions’ corporate securities include investments in corporations domiciled in other countries in Eastern Europe and North America. Regions has other smaller exposures in the form of trade confirmations, due from clearing accounts and loan participations with counterparties domiciled in countries in other regions, such as Central and South America, Asia and the Middle East/North Africa region.

At December 31, 2012, Regions’ international exposure was approximately $1.2 billion in total outstandings. Approximately 69 percent of the total exposure relates to corporate bonds. Approximately 55 percent of the total exposure relates to highly-rated Western European entities.

Regions’ Counterparty Risk department is responsible for the setting of country limits and managing of the outstanding country exposure for all departments of the bank as well as monitoring compliance of the outstanding exposure to the established limits. Reports are sent to Counterparty Risk by the lines of business on a monthly basis to demonstrate their compliance with their set limits. Counterparty Risk conducts a formal, quarterly assessment of the exposure, on both an outstanding and limit basis, which is then distributed to upper management for review.

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

Responsibility and accountability for adherence to underwriting policies and accurate risk ratings lies in the lines of business. For consumer and small business portfolios, the risk management process focuses on managing customers who become delinquent in their payments and managing performance of the credit scorecards, which are periodically adjusted based on actual credit performance. The credit risk management division works with commercial relationship teams to analyze and underwrite new business opportunities, manage the overall loan portfolio, and perform ongoing credit servicing activities utilizing a risk-based approach which incorporates quantitative and qualitative factors.

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

Economic Environment in Regions’ Banking Markets

One of the primary factors influencing the credit performance of Regions’ loan portfolio is the overall economic environment in the U.S. and the primary markets in which it operates. The “Great Recession” that began in December 2007 and ended in June 2009 took a severe toll on the U.S. economy. However, by year-end 2012 many of the economic headwinds that had restrained the economy had diminished. In particular, the housing market is recovering, consumers have reduced their leverage, and business and consumer confidence has improved.

Considerable improvement is needed before the economy can be considered to have fully healed from the Great Recession. The housing recovery comes from a low base and permits, starts, and sales will be well short of levels that could be considered “normal” for some time to come. While having fallen to 7.8 percent by year-end 2012, the unemployment rate remains well above a level that could be considered consistent with full employment, and at least some of the decline in the unemployment rate to date has come as a result of a lower labor force participation rate. With what remains a high degree of labor market under utilization, wage and salary growth remains weak and uneven which, in turn, is reflected in a slow rate of growth in disposable personal income, particularly when adjusted for inflation.

It is expected that the private sector of the U.S. economy will continue to strengthen throughout 2013. The housing market recovery should continue, household balance sheets should continue to improve, and corporate balance sheets are healthy. What will remain is a highly stimulative monetary policy, with the Federal Open Market Committee (“FOMC”) actively engaged in holding down long-term interest rates that will be supportive of the recovery in the broader economy. There are, however, some economic risks that could adversely impact Regions’ operating environment over the near term.

As 2013 begins, federal fiscal policy is exerting a drag on the economy with the potential for this drag to intensify. Higher payroll tax rates impact all workers with wage and salary earnings, even those who may not pay personal income taxes. This is expected to have a material adverse impact on growth in consumer spending during the first quarter of 2013. Moreover, with the sequestration spending cuts set to take effect March 1, 2013, the economy is facing roughly $100 billion of cutbacks in federal government expenditures on an annual basis for the next ten years, which would act as an additional drag on the broader economy. Additionally, while the risks of a catastrophic outcome in the Euro Zone have been diminished by an aggressive policy stance by the European Central Bank, the underlying structural constraints that act as a significant drag on growth in many Euro Zone nations have yet to be addressed, meaning that Europe cannot be ruled out as a downside risk.

In summation, after the Gross Domestic Product (“GDP”) grew at 2.2 percent in 2012, the U.S. economy’s GDP is expected to grow approximately 2.0 percent in 2013, with slower growth over the first half of the year and faster growth over the second half of the year. Should the recovery broaden and strengthen over the second half of 2013, as is anticipated, economic growth would be stronger in 2014.

Portfolio Characteristics

Regions has a diversified loan portfolio, in terms of product type, collateral and geography. At December 31, 2012, commercial loans represented 50 percent of total loans, net of unearned income, investor real estate loans represented 10 percent, residential first mortgage loans totaled 18 percent and other consumer loans, largely home equity lending, comprised the remaining 22 percent. Following is a discussion of risk characteristics of each loan type.

Commercial—The commercial loan portfolio segment totaled $37.1 billion at year-end 2012 and primarily consists of loans to small and mid-sized commercial and large corporate customers with business operations in Regions’ geographic footprint. Loans in this portfolio are generally underwritten individually and are usually secured with the assets of the company and/or the personal guarantee of the business owners. Also considered as commercial loans are owner-occupied commercial real estate loans to businesses for long-term financing of land and buildings. Regions attempts to minimize risk on owner-occupied properties by requiring collateral values that exceed the loan amount, adequate cash flow to service the debt, and, in many cases, the personal guarantees of principals of the borrowers. Net charge-offs on commercial loans were 0.89 percent in 2012 compared to 1.40 percent in 2011.

Investor Real Estate—The investor real estate portfolio segment totaled $7.7 billion at year-end 2012 and includes various loan types. A large component of investor real estate loans is extensions of credit to real estate developers and investors for the financing of land or buildings, where the repayment is generated from the sale of the real estate or income generated by the real estate property. Net charge-offs on commercial investor real estate mortgage loans were 2.22 percent in 2012, as compared to 5.52 percent in 2011. Commercial investor real estate construction loans are primarily extensions of credit to real estate developers or investors where repayment is dependent on the sale of real estate or income generated from the real estate collateral. These loans are generally underwritten and managed by a specialized real estate group that also manages loan disbursements during the construction process. Net charge-offs on commercial investor real estate construction decreased from 11.71 percent in 2011 to 4.03 percent in 2012.

Residential First Mortgage—The residential first mortgage class in the consumer portfolio segment totaled $13.0 billion at year-end 2012 and primarily contains loans to individuals, which are secured by single-family residences that are originated through Regions’ branch network. Loans of this type are generally smaller in size than commercial or investor real estate loans and are geographically dispersed throughout Regions’ market areas, with some guaranteed by government agencies or private mortgage insurers. Losses on the residential loan portfolio depend, to a large degree, on the level of interest rates, the unemployment rate, economic conditions and collateral values. During 2012, losses on single-family residences totaled 1.06 percent, as compared to 1.52 percent in 2011.

Home Equity—The home equity class in the consumer portfolio segment totaled $11.8 billion at December 31, 2012, as compared to $13.0 billion at December 31, 2011. Substantially all of this portfolio was originated through Regions’ branch network. Losses in this portfolio generally track overall economic conditions. During 2012, losses on home equity decreased to 1.90 percent from 2.41 percent in 2011. Most of the improvement in losses came from Florida second liens because property values in Florida markets have either stabilized or started to increase.

Indirect—Indirect lending, which is lending initiated through third-party business partners, is largely comprised of loans made through automotive dealerships. Beginning in late 2010, the Company re-entered indirect auto lending. During 2012, this portfolio class increased $488 million to $2.3 billion. Losses on indirect loans were 0.72 percent for 2012, as compared to 0.75 percent for 2011.

Consumer Credit Card—During 2011, Regions completed the purchase of existing Regions-branded consumer credit card accounts from FIA Card Services. The products are primarily open-ended variable interest rate consumer credit card loans. During 2012, this portfolio class decreased $81 million to $906 million. Losses on consumer credit card were 4.68 percent for 2012. In the third quarter of 2012, Regions assumed the servicing of these loans from FIA Card Services.

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

As a matter of business practice, Regions may require some form of credit support, such as a guarantee. Guarantees are legally binding and entered into simultaneously with the primary loan agreements. Regions underwrites the ability of each guarantor to perform under its guarantee in the same manner and to the same extent as would be required to underwrite the repayment plan of a direct obligor. This entails obtaining sufficient information on the guarantor, including financial and operating information, to sufficiently measure the guarantor’s ability to perform under the guarantee. Evaluation of guarantors’ ability and willingness to pay is considered as part of the risk rating process, which provides the basis for the allowance for loan losses for the commercial and investor real estate portfolio segments. In some cases, the credit support provided by the guarantor is integral to the risk rating. In concluding that the risk rating is appropriate, Regions considers a number of factors including whether underlying cash flow is adequate to service the debt, payment history, and whether there is appropriate guarantor support. Accordingly, Regions has concluded that the impact of credit support provided by guarantors has been appropriately considered in the calculation and assessment of the allowance for loan losses.

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

Additional discussion of the methodology used to calculate the allowance for credit losses is included in Note 1 “Summary of Significant Accounting Policies” and Note 6 “Allowance for Credit Losses” to the consolidated financial statements. Details regarding the allowance for credit losses, including an analysis of activity from the previous year’s total, are included in Table 17 “Allowance for Credit Losses.” Also, refer to Table 18 “Allocation of the Allowance for Loan Losses” for details pertaining to management’s allocation of the allowance for loan losses to each loan category.

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

Regions’ Disclosure Review Committee, which includes representatives from the legal, risk management, accounting, investor relations, treasury and audit departments, meets quarterly to review recent internal and external events to determine whether all appropriate disclosures have been made in reports filed with the SEC. In addition, the CEO and CFO meet quarterly with the SEC Filings Review Committee, which includes senior representatives from accounting, legal, risk management, audit, treasury, the lines of business, and administration. The SEC Filings Review Committee reviews certain reports to be filed with the SEC, including Forms 10-K and 10-Q and evaluates the adequacy and accuracy of the disclosures. As part of this process, certifications of internal control effectiveness are obtained from accounting, treasury, legal, audit, risk management, the lines of business and administration. These certifications are reviewed and presented to the CEO and CFO as support of the Company’s assessment of internal controls over financial reporting. The Form 10-K is presented to the Audit Committee of the Board of Directors for approval, and the Forms 10-Q are reviewed by the Audit Committee. Financial results and other financial information are also reviewed with the Audit Committee on a quarterly basis.

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

COMPARISON OF 2011 WITH 2010—CONTINUING OPERATIONS

Regions reported a net loss available to common shareholders of $429 million, or $0.34 per diluted common share, in 2011 compared to a net loss available to common shareholders of $763 million, or $0.62 per diluted share, in 2010. Regions reported a loss from continuing operations available to common shareholders of $25 million, or $0.02 per diluted common share, in 2011 compared to a loss from continuing operations available to common shareholders of $692 million, or $0.56 per diluted share, in 2010. Significant drivers of 2011 results included a fourth quarter non-cash goodwill impairment charge of $731 (net of $14 million income tax impact) within the former Investment Banking/Brokerage/Trust segment. Based on a relative fair value allocation, $478 million of the impairment charge was recorded within discontinued operations and $253 million within continuing operations.

Net interest income from continuing operations was $3.4 billion in both 2011 and 2010. The net interest margin from continuing operations (taxable-equivalent basis) was 3.07 percent in 2011, compared to 2.91 percent during 2010. The margin improvement was driven primarily by a decrease of 34 basis points in the cost of interest-bearing liabilities, while being partially offset by a 15 basis point decline in the overall yield on interest earning assets. This dynamic reflected efforts to improve deposit costs and pricing on loans, while managing the challenges posed by a low interest rate environment. Long-term interest rates in particular remained low in 2011, pressuring yields on fixed-rate loan and securities portfolios, and contributed to the decline in the yield on taxable securities from 3.66 percent in 2010 to 3.08 percent in 2011. The overall costs of deposits improved from 0.78 percent in 2010 to 0.49 percent in 2011.

Non-interest income from continuing operations totaled $2.1 billion in 2011, compared to $2.5 billion in 2010. The year-over-year decrease was due primarily to lower gains from both sales of securities and leveraged lease terminations.

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

In 2011, mortgage income decreased $27 million, or 11 percent to $220 million. The decrease was primarily driven by lower mortgage origination volume in 2011 as compared to 2010 due to decreased refinance activity during 2011 as compared to 2010. Mortgage originations totaled $6.3 billion in 2011 as compared to $8.2 billion in 2010. In addition to the decrease in origination income, market valuation adjustments for mortgage servicing rights and related derivatives subtracted $22 million and added $16 million to mortgage income in 2011 and 2010, respectively.

Regions reported net gains of $112 million from the sale of securities available for sale in 2011, compared to net gains of $394 million in 2010. The Company’s gains for both years were due to increased sales activity within the available-for-sale category as part of the Company’s asset/liability management strategies. In 2011, the Company repositioned its securities portfolio and sold $7.7 billion of securities that were primarily agency available for sale securities. The proceeds were reinvested predominately into similar securities with shorter durations. In 2010, the Company repositioned its securities portfolio and sold $9.9 billion to mitigate prepayment risk and extended the duration of the investment portfolio. The proceeds from the sales in 2011 and 2010 were reinvested in U.S. government agency mortgage-backed securities classified as available for sale.

Credit card / bank card income increased $34 million in 2011 as compared to 2010. Credit card income is derived from activity related to the Regions-branded credit card amounts purchased from FIA Card Services in the second quarter of 2011 and any subsequent originations. Bank card income relates to commercial purchasing cards. The increase in 2011 was primarily due to the 2011 credit card portfolio purchase.

Non-interest expense from continuing operations was $3.9 billion in both 2011 and 2010 and included a $253 million goodwill impairment charge in 2011 and a $75 million regulatory charge in 2010. See Table 6 “Non-Interest Expense from Continuing Operations” and the text preceding Table 2 “GAAP to Non-GAAP Reconciliation”. Salaries and employee benefits remained relatively stable at $1.6 billion in 2011. At December 31, 2011, Regions had 23,707 employees compared to 24,656 at December 31, 2010.

Net occupancy expense decreased 6 percent to $388 million in 2011. Furniture and equipment expense decreased modestly by $2 million to $275 million in 2011. Both of these decreases were primarily driven by branch consolidations.

Professional and legal fees are comprised of amounts related to legal, consulting and other professional fees. These fees increased $5 million to $175 million in 2011, reflecting an increase in the level of legal expenses including credit-related legal costs in 2011.

OREO expense decreased $47 million to $162 million in 2011 compared to $209 million in 2010, primarily driven by the reduction in OREO balances along with lower valuation charges. Through Regions’ efforts to sell foreclosed properties, OREO balances decreased $158 million to $296 million in 2011 compared to $454 million in 2010.

Net losses on loans held for sale decreased $31 million to $1 million in 2011 compared to $32 million in 2010, primarily due to firming prices.

Deposit administrative fees decreased $3 million to $217 million in 2011. Deposit administrative fees were impacted by a new assessment rule in 2011, which revised the deposit insurance assessment system for large institutions. The new rule changed the assessment base from deposits as the basis and utilizes a risk-based approach which calculates the assessment using average consolidated assets minus average tangible equity. Implementation of the new rule was effective beginning in the second quarter of 2011. The bank regulatory agencies’ ratings, comprised of Regions Bank’s capital, asset quality, management, earnings, liquidity and sensitivity to risk, along with certain financial ratios are used in determining deposit administrative fees.

During 2010, Regions prepaid approximately $2.0 billion of FHLB advances, realizing a $108 million pre-tax loss on early extinguishment. These extinguishments were part of the Company’s asset/liability management process.

Other miscellaneous expenses include communications, postage, supplies, credit-related costs and business development services. Other miscellaneous expenses decreased $18 million to $436 million in 2011, reflecting the Company controlling discretionary costs.

The Company’s income tax benefit for 2011 was $28 million compared to a tax benefit of $376 million in 2010, resulting in an effective tax rate of (17.4) percent and 44.5 percent, respectively. The decrease in income tax benefit was primarily a result of positive consolidated pre-tax earnings and the goodwill impairment.

At December 31, 2011, the allowance for loan losses totaled $2.7 billion or 3.54 percent of total loans, net of unearned income compared to $3.2 billion or 3.84 percent at year-end 2010. Net charge-offs totaled $2.0 billion, or 2.44 percent of average loans in 2011 compared to $2.8 billion, or 3.22 percent of average loans in 2010. Net charge-offs were lower across most major categories when comparing 2011 to the prior year. The provision for loan losses is used to maintain the allowance for loan losses at a level that in management’s judgment is appropriate to cover losses inherent in the portfolio at the balance sheet date. During 2011 the provision for loan losses was $1.5 billion. This compares to a provision for loan losses of $2.9 billion in 2010. Net charge-offs exceeded the provision for loan losses during 2011 primarily due to the allowance associated with the loans transferred to held for sale, as well as improving consumer credit metrics. Non-performing assets decreased from $3.9 billion at December 31, 2010, to $3.0 billion at December 31, 2011, reflecting management’s efforts to work through problem assets and reduce the riskiest exposures.

Table 31—Quarterly Results of Operations

	2012				2011
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter (3)	Third Quarter	Second Quarter	First Quarter
	(In millions, except per share data)
Total interest income	$948	$964	$994	$997	$1,031	$1,055	$1,076	$1,090
Total interest expense	130	147	156	170	182	205	220	235

Net interest income	818	817	838	827	849	850	856	855
Provision for loan losses	37	33	26	117	295	355	398	482

Net interest income after provision for loan losses	781	784	812	710	554	495	458	373
Total non-interest income, excluding securities gains (losses), net	524	521	495	512	500	514	519	498
Securities gains (losses), net	12	12	12	12	7	(1)	24	82
Total non-interest expense	902	869	842	913	1,124	850	956	932

Income (loss) from continuing operations before income taxes	415	448	477	321	(63)	158	45	21
Income tax expense (benefit)	138	136	126	82	18	17	(34)	(29)

Income (loss) from continuing operations	277	312	351	239	(81)	141	79	50

Discontinued operations:
Income (loss) from discontinued operations before income taxes	(19)	(19)	4	(65)	(472)	24	4	36
Income tax expense (benefit)	(7)	(8)	—	(25)	(5)	10	(26)	17

Income (loss) from discontinued operations, net of tax	(12)	(11)	4	(40)	(467)	14	30	19

Net income (loss)	$265	$301	$355	$199	$(548)	$155	$109	$69

Income (loss) from continuing operations available to common shareholders	$273	$312	$280	$185	$(135)	$87	$25	$(2)

Net income (loss) available to common shareholders	$261	$301	$284	$145	$(602)	$101	$55	$17

Earnings (loss) per common share from continuing operations: (1)
Basic	$0.19	$0.22	$0.20	$0.14	$(0.11)	$0.07	$0.02	$(0.00)
Diluted	0.19	0.22	0.20	0.14	(0.11)	0.07	0.02	(0.00)
Earnings (loss) per common share: (1)
Basic	$0.18	$0.21	$0.20	$0.11	$(0.48)	$0.08	$0.04	$0.01
Diluted	0.18	0.21	0.20	0.11	(0.48)	0.08	0.04	0.01
Cash dividends declared per share	0.01	0.01	0.01	0.01	0.01	0.01	0.01	0.01
Market price: (2)
High	$7.72	$7.73	$6.98	$6.69	$4.46	$6.53	$7.45	$8.09
Low	6.19	6.22	5.46	4.21	2.82	3.33	5.86	6.79

(1)	Quarterly amounts may not add to year-to-date amounts due to rounding.

(2)	High and low market prices are based on intraday sales prices.

(3)	Includes goodwill impairment of $253 million in non-interest expense from continuing operations. Discontinued operations includes goodwill impairment of $478 million, net of a $14 million income tax benefit.

Item 8.	Financial Statements and Supplementary Data

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

Regions’ management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in its Internal Control—Integrated Framework. Based on our assessment, we believe and assert that, as of December 31, 2012, the Company’s internal control over financial reporting is effective based on those criteria.

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
David J. Turner, Jr. Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

THE BOARD OF DIRECTORS AND STOCKHOLDERS OF REGIONS FINANCIAL CORPORATION

We have audited Regions Financial Corporation’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Regions Financial Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Regions Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Regions Financial Corporation and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, other comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012 of Regions Financial Corporation and our report dated February 21, 2013, expressed an unqualified opinion thereon.

Birmingham, Alabama

February 21, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

THE BOARD OF DIRECTORS AND STOCKHOLDERS OF REGIONS FINANCIAL CORPORATION

We have audited the accompanying consolidated balance sheets of Regions Financial Corporation and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, other comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Regions Financial Corporation and subsidiaries at December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Regions Financial Corporation’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2013, expressed an unqualified opinion thereon.

Birmingham, Alabama

February 21, 2013

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31
	2012	2011
	(In millions, except share data)
Assets
Cash and due from banks	$1,979	$2,132
Interest-bearing deposits in other banks	3,510	4,913
Federal funds sold and securities purchased under agreements to resell	—	200
Trading account assets	116	1,266
Securities available for sale	27,244	24,471
Securities held to maturity (estimated fair value of $11 and $17, respectively)	10	16
Loans held for sale (includes $1,282 and $844 measured at fair value, respectively)	1,383	1,193
Loans, net of unearned income	73,995	77,594
Allowance for loan losses	(1,919)	(2,745)

Net loans	72,076	74,849
Other interest-earning assets	900	1,085
Premises and equipment, net	2,279	2,375
Interest receivable	344	361
Goodwill	4,816	4,816
Mortgage servicing rights at fair value	191	182
Other identifiable intangible assets	345	449
Other assets	6,154	8,742

Total assets	$121,347	$127,050

Liabilities and Stockholders’ Equity
Deposits:
Non-interest-bearing	$29,963	$28,209
Interest-bearing	65,511	67,418

Total deposits	95,474	95,627
Borrowed funds:
Short-term borrowings:
Federal funds purchased and securities sold under agreements to repurchase	1,449	2,333
Other short-term borrowings	125	734

Total short-term borrowings	1,574	3,067
Long-term borrowings	5,861	8,110

Total borrowed funds	7,435	11,177
Other liabilities	2,939	3,747

Total liabilities	105,848	110,551
Stockholders’ equity:
Preferred stock, authorized 10 million shares:
Series A, cumulative perpetual participating, par value $1.00 (liquidation preference $1,000.00) per share, net of discount;
Issued—0 and 3,500,000 shares, respectively	—	3,419
Series A, non-cumulative perpetual, par value $1.00 (liquidation preference $1,000.00) per share, including related surplus, net of discount;
Issued—500,000 and 0 shares, respectively	482	—
Common stock, par value $.01 per share:
Authorized 3 billion shares
Issued including treasury stock—1,454,626,952 and 1,301,230,838 shares, respectively	15	13
Additional paid-in capital	19,652	18,855
Retained earnings (deficit)	(3,338)	(4,322)
Treasury stock, at cost—41,287,460 and 42,414,444 shares, respectively	(1,377)	(1,397)
Accumulated other comprehensive income (loss), net	65	(69)

Total stockholders’ equity	15,499	16,499

Total liabilities and stockholders’ equity	$121,347	$127,050

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31
	2012	2011	2010
	(In millions, except per share data)
Interest income on:
Loans, including fees	$3,178	$3,444	$3,705
Securities:
Taxable	681	758	873
Tax-exempt	—	—	1

Total securities	681	758	874
Loans held for sale	33	36	39
Trading account assets	2	1	4
Other interest-earning assets	9	13	15

Total interest income	3,903	4,252	4,637
Interest expense on:
Deposits	284	472	755
Short-term borrowings	2	(1)	4
Long-term borrowings	317	371	489

Total interest expense	603	842	1,248

Net interest income	3,300	3,410	3,389
Provision for loan losses	213	1,530	2,863

Net interest income after provision for loan losses	3,087	1,880	526
Non-interest income:
Service charges on deposit accounts	985	1,168	1,174
Investment fee income	110	64	69
Mortgage income	363	220	247
Trust department income	195	199	196
Securities gains, net	48	112	394
Leveraged lease termination gains	14	8	78
Other	385	372	331

Total non-interest income	2,100	2,143	2,489
Non-interest expense:
Salaries and employee benefits	1,763	1,604	1,640
Net occupancy expense	382	388	411
Furniture and equipment expense	261	275	277
Goodwill impairment	—	253	—
Regulatory charge	—	—	75
Other	1,120	1,342	1,456

Total non-interest expense	3,526	3,862	3,859

Income (loss) from continuing operations before income taxes	1,661	161	(844)
Income tax expense (benefit)	482	(28)	(376)

Income (loss) from continuing operations	$1,179	$189	$(468)
Discontinued operations:
Loss from discontinued operations before income taxes	(99)	(408)	(41)
Income tax expense (benefit)	(40)	(4)	30

Loss from discontinued operations, net of tax	(59)	(404)	(71)

Net income (loss)	$1,120	$(215)	$(539)

Net income (loss) from continuing operations available to common shareholders	$1,050	$(25)	$(692)

Net income (loss) available to common shareholders	$991	$(429)	$(763)

Weighted-average number of shares outstanding:
Basic	1,381	1,258	1,227
Diluted	1,387	1,258	1,227
Earnings (loss) per common share from continuing operations:
Basic	$0.76	$(0.02)	$(0.56)
Diluted	0.76	(0.02)	(0.56)
Earnings (loss) per common share:
Basic	$0.72	$(0.34)	$(0.62)
Diluted	0.71	(0.34)	(0.62)
Cash dividends declared per common share	0.04	0.04	0.04

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31
	2012	2011	2010
	(In millions)
Net income (loss)	$1,120	$(215)	$(539)
Other comprehensive income (loss), net of tax:*
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains arising during the period (net of ($90), ($189) and ($21) tax effect, respectively)	145	317	62
Less: reclassification adjustments for securities gains realized in net income (loss) (net of ($17), ($39) and ($138) tax effect, respectively)	31	73	256

Net change in unrealized gain (loss) on securities available for sale, net of tax	114	244	(194)
Unrealized gains (losses) on derivative instruments:
Unrealized holding gains (losses) on derivatives arising during the period (net of ($31), ($123) and $3 tax effect, respectively)	51	202	(6)
Less: reclassification adjustments for gains realized in net income (loss) (net of ($25), ($66) and ($99) tax effect, respectively)	42	108	160

Net change in unrealized gain (loss) on derivative instruments, net of tax	9	94	(166)
Defined benefit pension plans and other post employment benefits:
Net actuarial gains and losses arising during the period (net of $20, $74 and $4 tax effect, respectively)	(38)	(118)	(1)
Amortization of actuarial loss and prior service cost realized in net income (loss), and other (net of $26, ($16) and ($15) tax effect, respectively)	(49)	29	29

Net change from defined benefit pension plans	11	(147)	(30)

Other comprehensive income (loss), net of tax*	$134	$191	$(390)

Comprehensive income (loss)	$1,254	$(24)	$(929)

*	All other comprehensive amounts are shown net of tax.

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Treasury Stock, At Cost	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount
	(In millions, except share and per share data)
BALANCE AT JANUARY 1, 2010(1)	4	$3,602	1,193	$12	$18,676	$(3,130)	$(1,409)	$130	$17,881
Net income (loss)	—	—	—	—	—	(539)	—	—	(539)
Net change in unrealized gains and losses on securities available for sale, net of tax and reclassification adjustment	—	—	—	—	—	—	—	(194)	(194)
Net change in unrealized gains and losses on derivative instruments, net of tax and reclassification adjustment	—	—	—	—	—	—	—	(166)	(166)
Net change from defined benefit pension plans, net of tax	—	—	—	—	—	—	—	(30)	(30)
Cash dividends declared — $0.04 per share(1)	—	—	—	—	(49)	—	—	—	(49)
Preferred dividends:
U.S. Treasury preferred stock dividends	—	—	—	—	3	(175)	—	—	(172)
Series B preferred stock dividends	—	—	—	—	—	(12)	—	—	(12)
Preferred stock transactions:
Conversion of mandatorily convertible preferred stock into 63 million shares of common stock	—	(259)	63	1	258	—	—	—	—
Discount accretion	—	37	—	—	—	(37)	—	—	—
Common stock transactions:
Impact of stock transactions under compensation plans, net	—	—	—	—	8	—	7	—	15

BALANCE AT DECEMBER 31, 2010(1)	4	$3,380	1,256	$13	$18,896	$(3,893)	$(1,402)	$(260)	$16,734
Net income (loss)	—	—	—	—	—	(215)	—	—	(215)
Net change in unrealized gains and losses on securities available for sale, net of tax and reclassification adjustment	—	—	—	—	—	—	—	244	244
Net change in unrealized gains and losses on derivative instruments, net of tax and reclassification adjustment	—	—	—	—	—	—	—	94	94
Net change from defined benefit pension plans, net of tax	—	—	—	—	—	—	—	(147)	(147)
Cash dividends declared — $0.04 per share(1)	—	—	—	—	(51)	—	—	—	(51)
Preferred dividends:
U.S. Treasury preferred stock dividends	—	—	—	—	—	(175)	—	—	(175)
Preferred stock transactions:
Discount accretion	—	39	—	—	—	(39)	—	—	—
Common stock transactions:
Impact of stock transactions under compensation plans, net	—	—	3	—	10	—	5	—	15

BALANCE AT DECEMBER 31, 2011(1)	4	$3,419	1,259	$13	$18,855	$(4,322)	$(1,397)	$(69)	$16,499

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY—Continued

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Treasury Stock, At Cost	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount
	(In millions, except share and per share data)
Net income	—	—	—	—	—	1,120	—	—	1,120
Net change in unrealized gains and losses on securities available for sale, net of tax and reclassification adjustment	—	—	—	—	—	—	—	114	114
Net change in unrealized gains and losses on derivative instruments, net of tax and reclassification adjustment	—	—	—	—	—	—	—	9	9
Net change from defined benefit pension plans, net of tax	—	—	—	—	—	—	—	11	11
Cash dividends declared — $0.04 per share(1)	—	—	—	—	(54)	—	—	—	(54)
Preferred dividends:
U.S. Treasury preferred stock dividends	—	—	—	—	—	(44)	—	—	(44)
Series A preferred stock dividends	—	(4)	—	—	—	—	—	—	(4)
Preferred stock transactions:
Discount accretion	—	10	—	—	—	(10)	—	—	—
Repurchase of Series A preferred stock issued to the U.S. Treasury and associated accelerated accretion	(4)	(3,429)	—	—	—	(71)	—	—	(3,500)
Repurchase of warrant from the U.S. Treasury	—	—	—	—	(45)	—	—	—	(45)
Net proceeds from issuance of 500 thousand shares of Series A, non-cumulative perpetual preferred stock, including related surplus	1	486	—	—	—	—	—	—	486
Common stock transactions:
Net proceeds from issuance of 153 million shares of common stock	—	—	153	2	873	—	—	—	875
Impact of stock transactions under compensation plans, net	—	—	1	—	23	(11)	20	—	32

BALANCE AT DECEMBER 31, 2012	1	$482	1,413	$15	$19,652	$(3,338)	$(1,377)	$65	$15,499

(1)	Prior period amounts have been reclassified to correct an error in classification. Refer to Note 14 “Stockholder’s Equity and Accumulated Other Comprehensive Income (Loss)” for further discussion.

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2012	2011	2010
	(In millions)
Operating activities:
Net income (loss)	$1,120	$(215)	$(539)
Adjustments to reconcile net cash provided by operating activities:
Provision for loan losses	213	1,530	2,863
Impairment of goodwill	—	745	—
Depreciation, amortization and accretion, net	717	683	732
Provision for losses on other real estate, net	22	124	168
Net securities gains	(48)	(112)	(394)
Loss on early extinguishment of debt	11	—	108
Gain on disposition of business	(19)	—	—
Deferred income tax expense (benefit)	434	(23)	(210)
Originations and purchases of loans held for sale	(6,321)	(3,460)	(5,148)
Proceeds from sales of loans held for sale	6,002	4,767	5,875
Gain on sale of loans, net	(165)	(89)	(107)
Valuation charges on loans held for sale	9	15	45
Branch consolidation and property and equipment charges	—	75	—
Decrease (increase) in trading account assets	187	(150)	1,923
(Increase) decrease in other interest-earning assets	(181)	134	(485)
Decrease in interest receivable	14	60	47
Decrease (increase) in other assets	809	1,107	(876)
(Decrease) increase in other liabilities	(353)	(366)	224
Other	(10)	(72)	1

Net cash from operating activities	2,441	4,753	4,227
Investing activities:
Proceeds from sales of securities available for sale	2,571	7,859	10,340
Proceeds from maturities of securities available for sale	6,844	5,848	8,012
Proceeds from maturities of securities held to maturity	5	9	6
Purchases of securities available for sale	(11,571)	(14,592)	(17,701)
Proceeds from sales of loans	887	1,488	2,233
Purchases of loans	(882)	(1,884)	(99)
Net decrease in loans	2,478	2,132	1,484
Net purchases of premises and equipment	(180)	(201)	(191)
Proceeds from disposition of business, net of cash transferred	855	—	—

Net cash from investing activities	1,007	659	4,084
Financing activities:
Net (decrease) increase in deposits	(153)	1,013	(4,066)
Net (decrease) increase in short-term borrowings	(564)	(870)	269
Proceeds from long-term borrowings	—	1,001	3,743
Payments on long-term borrowings	(2,201)	(6,004)	(9,116)
Cash dividends on common stock	(54)	(51)	(49)
Cash dividends on Series A preferred stock issued to the U.S. Treasury	(44)	(175)	(184)
Cash dividends on Series A preferred stock	(4)	—	—
Net proceeds from issuance of Series A preferred stock	486	—	—
Net proceeds from issuance of common stock	875	—	—
Repurchase of Series A preferred stock issued to the U.S. Treasury	(3,500)	—	—
Repurchase of warrant	(45)	—	—

Net cash from financing activities	(5,204)	(5,086)	(9,403)

(Decrease) increase in cash and cash equivalents	(1,756)	326	(1,092)
Cash and cash equivalents at beginning of year	7,245	6,919	8,011

Cash and cash equivalents at end of year	$5,489	$7,245	$6,919

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

The accounting and reporting policies of Regions and the methods of applying those policies that materially affect the accompanying consolidated financial statements conform with accounting principles generally accepted in the United States (“GAAP”) and with general financial services industry practices. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the balance sheet dates and revenues and expenses for the periods presented. Actual results could differ from the estimates and assumptions used in the consolidated financial statements including, but not limited to, the estimates and assumptions related to the allowance for credit losses, fair value measurements, intangibles, mortgage servicing rights and income taxes.

Regions has evaluated all subsequent events for potential recognition and disclosure through the filing date of this Form 10-K.

Certain amounts in prior period financial statements have been reclassified to conform to current period presentation, except as otherwise noted. These reclassifications are immaterial and have no effect on net income (loss), comprehensive income (loss), total assets or total stockholders’ equity.

BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Regions, its subsidiaries and certain variable interest entities (“VIEs”). Significant intercompany balances and transactions have been eliminated. Regions considers a voting rights entity to be a subsidiary and consolidates it if Regions has a controlling financial interest in the entity. VIEs are consolidated if Regions has the power to direct the significant activities of the VIE that impact financial performance and has the obligation to absorb losses or the right to receive benefits that could potentially be significant (i.e., Regions is considered to be the primary beneficiary). The assessment of whether or not Regions is the primary beneficiary of a VIE is performed on an on-going basis. Investments in companies which are not VIEs, or where Regions is not the primary beneficiary of a VIE but in which Regions has significant influence over the operating and financing decisions, are accounted for using the equity method of accounting. These investments are included in other assets in the consolidated balance sheets at cost, adjusted to reflect the Company’s portion of income, loss, or dividends to the investee. The maximum potential exposure to losses relative to investments in VIEs is generally limited to the sum of the outstanding balance, future funding commitments and any related loans to the entity. Loans to these entities are underwritten in substantially the same manner as are other loans and are generally secured. Refer to Note 2 for additional disclosures regarding Regions’ significant VIEs.

Unconsolidated equity investments that do not meet the criteria to be accounted for under the equity method are accounted for under the cost method. Cost method investments are included in other assets in the consolidated balance sheets and dividends received or receivable from these investments are included as a component of other non-interest income in the consolidated statements of operations.

DISCONTINUED OPERATIONS

On January 11, 2012, Regions entered into an agreement to sell Morgan Keegan & Company, Inc. (“Morgan Keegan”) and related affiliates. The transaction closed on April 2, 2012. Results of operations for the entities sold are presented separately as discontinued operations for all periods presented on the consolidated statements of operations. Other expenses related to the transaction are also included in discontinued operations. See Note 3 and Note 23 for further discussion.

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

The following table summarizes supplemental cash flow information for the years ended December 31:

	2012	2011	2010
	(In millions)
Cash paid (received) during the period for:
Interest on deposits and borrowings	$644	$919	$1,442
Income taxes, net	80	(98)	(555)
Non-cash transfers:
Loans held for sale and loans transferred to other real estate	297	532	649
Loans transferred to loans held for sale	341	973	594
Loans held for sale transferred to loans	8	—	—
Properties transferred to held for sale	—	51	6
Reduction of indemnification reserves	51	—	—

SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities purchased under agreements to resell and securities sold under agreements to repurchase are treated as collateralized financing transactions. It is Regions’ policy to take possession of securities purchased under resell agreements.

TRADING ACCOUNT ASSETS

Trading account assets, which are primarily held for the purpose of selling at a profit, consist of debt and marketable equity securities and are carried at estimated fair value. The majority of the amounts in trading account assets were related to the activities of Morgan Keegan (see Note 3 and Note 23). See the “Fair Value Measurements” section below for discussion of determining fair value. Gains and losses, both realized and unrealized, related to Morgan Keegan activities are included in discontinued operations. Gains and losses, both realized and unrealized, related to continuing operations are included in investment fee income. See Note 4 for further detail of trading account assets.

SECURITIES

Management determines the appropriate accounting classification of debt and equity securities at the time of purchase, based on intent, and periodically re-evaluates such designations. Debt securities are classified as securities held to maturity when the Company has the intent and ability to hold the securities to maturity.

Securities held to maturity are presented at amortized cost. Debt securities not classified as securities held to maturity or trading account assets and marketable equity securities not classified as trading account assets are classified as securities available for sale. Securities available for sale are presented at estimated fair value with changes in unrealized gains and losses, net of taxes, reported as a component of accumulated other comprehensive income (loss). See the “Fair Value Measurements” section below for discussion of determining fair value.

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

The Company reviews its securities portfolio on a regular basis to determine if there are any conditions indicating that a security has other-than-temporary impairment. Factors considered in this determination include the length of time and the extent to which the market value has been below cost, the credit standing of the issuer, whether the Company expects to receive all scheduled principal and interest payments, Regions’ intent to sell and whether it is more likely than not that the Company will have to sell the security before its market value recovers. For debt securities, activity related to the credit loss component of other-than-temporary impairment is recognized in earnings, and the portion of other-than-temporary impairment related to all other factors is recognized in other accumulated comprehensive income (loss). Additionally, the Company recognizes impairment of available for sale equity securities when the cost basis is above the highest traded price within the past six months; the cost basis of the securities is adjusted to current fair value with the entire offset recorded in the statement of operations. Refer to Note 4 for further detail and information on loans.

LOANS HELD FOR SALE

At December 31, 2012 and 2011, loans held for sale included commercial loans, investor real estate loans and residential real estate mortgage loans. Commercial and investor real estate loans held for sale consist of certain non-performing loans for which management has the intent to sell in the near term. Regions classifies new 15 and 30-year conforming residential real estate mortgage loans as held for sale based on intent, which is determined when Regions enters into an interest rate lock commitment on this loan type. Regions has elected the fair value option for residential real estate mortgage loans held for sale. Residential real estate mortgage loans not designated as held for sale are retained based on available liquidity, interest rate risk management and other business purposes. Commercial and investor real estate loans held for sale are carried at the lower of cost or estimated fair value. See the “Fair Value Measurements” section below for discussion of determining fair value. Gains and losses of non-performing commercial and investor real estate are included in other non-interest expense as such amounts are viewed as credit costs. Gains and losses on residential mortgage loans held for sale for which the fair value option has been elected are included in mortgage income.

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

Non-accrual and charge-off decisions for consumer loans are dictated by the Federal Financial Institutions Examination Council’s (“FFEIC”) Uniform Retail Credit Classification and Account Management Policy which establishes standards for the classification and treatment of consumer loans. Non-accrual status is driven by the charge-off process as follows. If a consumer loan secured by real estate in a first lien position (residential first mortgage or home equity) becomes 180 days past due, Regions evaluates the loan for non-accrual status and potential charge-off based on net loan to value exposure. For home equity loans in a second lien position, the analysis is performed at 120 days past due. If a loan is secured by collateral having a realizable value sufficient to fully discharge the obligation, then a partial write-down is not necessary and the loan remains on accrual status, provided it is in the process of legal collection. If a partial charge-off is necessary as a result of the evaluation, then the remaining balance is placed on non-accrual. Consumer loans not secured by real estate are either 1) charged-off in full at 120 days past due for closed-end loans, 180 days past due for open-end loans other than credit cards or the end of the month in which the loan becomes 180 days past due for credit cards, or 2) partially written down to estimated collateral value less estimated costs to sell no later than 120 days past due for home equity second liens or at 180 days past due for residential and home equity first liens.

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

CALCULATION OF ALLOWANCE FOR CREDIT LOSSES

Commercial and Investor Real Estate Components

Impaired Loans

Loans deemed to be impaired include non-accrual loans, excluding consumer loans, and all troubled debt restructurings (“TDRs”). For non-accrual commercial and investor real estate loans (including TDRs) equal to or greater than $2.5 million, the allowance for loan losses is based on specific evaluation considering the facts and circumstances specific to each borrower. For these loans, Regions measures the level of impairment based on the present value of the estimated projected cash flows, the estimated value of the collateral or, if available, the observable market price. Regions generally uses the estimated projected cash flow method to measure impairment. Beginning in the third quarter of 2011, for commercial and investor real estate accruing TDRs and non-accruing TDRs less than $2.5 million, the allowance for loan losses is based on a discounted cash flow analysis performed at the note level, where projected cash flows reflect credit losses based on statistical information (including historical default information) derived from loans with similar risk characteristics (e.g., credit quality indicator and product type) using probability of default (“PD”) and loss-given default (“LGD”) as described in the following paragraph. Prior to this change, accruing TDRs equal to or greater than $2.5 million were evaluated using the specific identification method and all TDRs less than $2.5 million were evaluated in the pooled methodology described below. This change in the estimation process did not have a material impact to the overall level of the allowance for loan losses or the provision for loan losses.

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

Consumer Components

For consumer loans, the classes are segmented into pools of loans with similar risk characteristics. For most consumer loans pools, historical losses are the primary factor in establishing the allowance allocated to each pool. Regions reviews the historical loss rates for each pool. The twelve month loss rate is the basis for the allocation; it may be adjusted as a result of any deteriorating trends and portfolio growth.

The allowance for loan losses for residential first mortgage TDRs is calculated based on a discounted cash flow analysis on pools of homogeneous loans. Cash flows are projected using the restructured terms and then discounted at the original note rate. The projected cash flows assume a default rate, which is based on historical performance of residential first mortgage TDRs. The allowance for loan losses for the home equity pool is calculated based on a twelve-month historical loss rate segmented based on the following risk characteristics: lien position, status as a TDR, geography, past due status, and refreshed FICO scores for non-past due loans. The home equity pool was segmented at this more granular level beginning in the first quarter of 2012 as part of the Company’s ongoing efforts to enhance the allowance calculation and in response to regulatory guidance issued during the first quarter of 2012.

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

Reserve for Unfunded Credit Commitments

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

Refer to Note 6 for further discussion regarding the calculation of the allowance for credit losses.

TROUBLED DEBT RESTRUCTURINGS

TDRs are loans in which the borrower is experiencing financial difficulty at the time of restructuring, and Regions has granted a concession to the borrower. Restructurings are undertaken in order to improve the likelihood of recovery on the loan and may take the form of modifications made with the stated interest rate lower than the current market rate for new debt with similar risk, other modifications to the structure of the loan that fall outside of normal underwriting policies and procedures, or in limited circumstances forgiveness of principal and interest. Restructurings can involve loans remaining on nonaccrual, moving to nonaccrual, or continuing on accrual status, depending on the individual facts and circumstances of the borrower.

Under the clarified guidance, issued in April 2011, a modification is refutably considered to be a concession if the borrower could not access similar financing at market terms, even if Regions concludes that the borrower will ultimately pay all contractual amounts owed. As a result of the new clarification, the amount of Regions’ reported TDRs increased in the third quarter of 2011. Regions’ original maturities of loans being modified are relatively short (2-3 years), and the renewed term is typically comparable to the original maturity. Accordingly, Regions considers these modifications to be significant delays in the payment. Also, extensions are considered for TDR determinations because the renewed term is significant to the term of the original note.

As a result of the TDR designation, all loans modified in a TDR are considered to be impaired, even if they carry an accruing risk rating. See the “Calculation of Allowance For Credit Losses” section above for Regions’ allowance for loan losses methodology as related to TDRs. Because Regions’ past practice was to base the allowance for loan losses for commercial and investor real estate loans on loss content based on risk rating and product type, either through specific evaluation of larger loans, or groups of smaller loans with similar risk characteristics, the adoption of the clarification and the corresponding increase in commercial and investor real estate TDRs did not materially impact the overall level of the allowance for loan losses. As noted below, the clarification did not impact the level of TDRs in the consumer portfolio segment or the related allowance for loan losses. Refer to Note 6 for further detail and information on TDRs.

Modification Activity: Commercial and Investor Real Estate Portfolio Segments

Regions regularly modifies commercial and investor real estate loans in order to facilitate a workout strategy. Typical modifications include workout accommodations, such as renewals and forbearances. As another workout alternative, Regions periodically uses A/B note restructurings when the underlying assets (primarily investor real estate) have a stabilized level of cash flow. An appropriately underwritten A-note will allow for upgraded risk rating, with ultimate return to accrual status upon charge-off of the B-note, and a satisfactory period of performance of the A-note (generally, six months). Regions continues to report A-notes as TDRs, even if upgraded to accrual status. Also, for smaller-dollar commercial customers, Regions may periodically grant interest rate and other term concessions, similar to those under the consumer program as described below

Modification Activity: Consumer Portfolio Segment

Regions works to meet the individual needs of consumer borrowers to stem foreclosure through the Customer Assistance Program (“CAP”). Regions designed the program to allow for customer-tailored modifications with the goal of keeping customers in their homes and avoiding foreclosure where possible. Modification may be offered to any borrower experiencing financial hardship—regardless of the borrower’s payment status. Under the CAP, Regions may offer a short-term deferral, a term extension, an interest rate reduction, a new loan product, or a combination of these options. For loans restructured under the CAP, Regions expects to collect the original contractually due principal. The gross original contractual interest may be collectible, depending on the terms modified. The length of the CAP modifications ranges from temporary payment deferrals of three months to term extensions for the life of the loan. All such modifications are considered TDRs regardless of the term because they are concessionary in nature and because the customer documents a hardship in order to participate.

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

PREMISES AND EQUIPMENT

Premises and equipment are stated at cost, less accumulated depreciation and amortization, as applicable. Land is carried at cost. Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the improvements (or the terms of the leases, if shorter). Generally, premises and leasehold improvements are depreciated or amortized over 7-40 years. Furniture and equipment are generally depreciated or amortized over 3-10 years. Premises and equipment are evaluated for impairment whenever events or circumstances indicate that the carrying value of the asset may not be recoverable. Maintenance and repairs are charged to non-interest expense in the consolidated statements of operations. Improvements that extend the useful life of the asset are capitalized to the carrying value and depreciated. See Note 8 for detail of premises and equipment.

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

INTANGIBLE ASSETS

Intangible assets include goodwill, which is the excess of cost over the fair value of net assets of acquired businesses, and other identifiable intangible assets. Other identifiable intangible assets include the following: 1) core deposit intangible assets, which are amounts recorded related to the value of acquired indeterminate-maturity deposits, 2) amounts capitalized related to the value of acquired customer relationships, and 3) amounts recorded related to employment agreements with certain individuals of acquired entities. Core deposit intangibles and most other identifiable intangibles are amortized on an accelerated basis over their expected useful lives.

The Company’s goodwill is tested for impairment on an annual basis in the fourth quarter, or more often if events or circumstances indicate that there may be impairment. Regions assesses the following indicators of goodwill impairment for each reporting period:

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

For purposes of performing Step One of the goodwill impairment test, Regions uses both income and market approaches to value its reporting units. The income approach, which is the primary valuation approach, consists of discounting projected long-term future cash flows, which are derived from internal forecasts and economic expectations for the respective reporting units. The significant inputs to the income approach include expected future cash flows, the long-term target equity ratios, and the discount rate.

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

Regions has elected to account for its servicing assets using the fair value measurement method. Under the fair value measurement method, servicing assets are measured at fair value each period using an option-adjusted spread (“OAS”) valuation approach, with changes in fair value recorded as a component of mortgage income. The OAS represents the average spread over the London Interbank Offered Rate (“LIBOR”) swap curve that equates the asset’s discounted cash flows to its market price.

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

FORECLOSED PROPERTY AND OTHER REAL ESTATE

Other real estate and certain other assets acquired in satisfaction of indebtedness (“foreclosure”) are carried in other assets at the lower of the recorded investment in the loan or fair value less estimated costs to sell the property. At the date of transfer, when the recorded investment in the loan exceeds the property’s estimated fair value less costs to sell, write-downs are recorded as estimated charge-offs against the allowance. Regions allows a period of up to 60 days after the date of transfer to record finalized write-downs as charge-offs against the allowance in order to properly accumulate all related invoices and updated valuation information, if necessary. Subsequent to transfer, Regions obtains valuations from professional valuation experts and/or third party appraisers on at least an annual basis. See the “Fair Value Measurements” section below for additional discussion regarding determination of fair value. Subsequent to transfer and the additional 60 days, any further write-downs are recorded as other non-interest expense. Gain or loss on the sale of foreclosed property and other real estate is included in other non-interest expense. At December 31, 2012 and 2011, the carrying values of foreclosed properties were approximately $149 million and $296 million, respectively.

From time to time, assets classified as premises and equipment are transferred to held for sale for various reasons. These assets are carried in other assets at the lower of the recorded investment in the asset or fair value less estimated cost to sell based upon the property’s appraised value at the date of transfer. Any write-downs of property held for sale are recorded as other non-interest expense. At December 31, 2012 and 2011, the carrying values of premises and equipment held for sale were approximately $20 million and $33 million, respectively.

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

Interest rate swaps are agreements to exchange interest payments based upon notional amounts. Interest rate swaps subject Regions to market risk associated with changes in interest rates, as well as the credit risk that the counterparty will fail to perform. Option contracts involve rights to buy or sell financial instruments on a specified date or over a period at a specified price. These rights do not have to be exercised. Some option contracts such as interest rate floors, involve the exchange of cash based on changes in specified indices. Interest rate floors are contracts to hedge interest rate declines based on a notional amount. Interest rate floors subject Regions to market risk associated with changes in interest rates, as well as the credit risk that the counterparty will fail to perform. Forward rate contracts are commitments to buy or sell financial instruments at a future date at a specified price or yield. Regions primarily enters into forward rate contracts on marketable instruments, which expose Regions to market risk associated with changes in the value of the underlying financial instrument, as well as the credit risk that the counterparty will fail to perform. Eurodollar futures are futures contracts on Eurodollar deposits. Eurodollar futures subject Regions to market risk associated with changes in interest rates. Because futures contracts are cash settled daily, there is minimal credit risk associated with Eurodollar futures. Forward sale commitments are sales of securities at a specified price at a future date. Forward sale commitments subject Regions to market risk associated with changes in interest rates, as well as the credit risk that the counterparty will fail to perform.

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

Cash flow hedge relationships mitigate exposure to the variability of future cash flows or other forecasted transactions. For cash flow hedge relationships, the effective portion of the gain or loss related to the derivative instrument is recognized as a component of accumulated other comprehensive income (loss). The ineffective portion of the gain or loss related to the derivative instrument, if any, is recognized in earnings as other non-interest expense during the period of change. Amounts recorded in accumulated other comprehensive income (loss) are recognized in earnings in the period or periods during which the hedged item impacts earnings.

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

When a hedge is terminated or hedge accounting is discontinued because the hedged item no longer meets the definition of a firm commitment, or because it is probable that the forecasted transaction will not occur by the end of the specified time period, the derivative will continue to be recorded as an other asset or other liability in the consolidated balance sheets at its estimated fair value, with changes in fair value recognized in investment fee income. Any asset or liability that was recorded pursuant to recognition of the firm commitment is removed from the consolidated balance sheets and recognized in other non-interest expense. Gains and losses that were unrecognized and accumulated in accumulated other comprehensive income (loss) pursuant to the hedge of a forecasted transaction are recognized immediately in other non-interest expense.

Derivative contracts related to continuing operations that do not qualify for hedge accounting are classified as trading assets or liabilities with gains and losses related to the change in fair value recognized in investment fee income or mortgage income, as applicable, in the statements of operations during the period. These positions, as well as non-derivative instruments, are used to mitigate economic and accounting volatility related to customer derivative transactions. Derivative contracts that were related to Morgan Keegan activities are included in discontinued operations.

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

Refer to Note 19 for further discussion regarding income taxes.

TREASURY STOCK

The purchase of the Company’s common stock is recorded at cost. At the date of retirement or subsequent reissuance, treasury stock is reduced by the cost of such stock with differences recorded in additional paid-in capital or retained earnings, as applicable.

SHARE-BASED PAYMENTS

Compensation cost for share-based payments is measured based on the fair value of the award, which most commonly includes restricted stock (i.e., unvested common stock) and stock options, at the grant date and is recognized in the consolidated financial statements on a straight-line basis over the requisite service period for service-based awards. The fair value of restricted stock, restricted stock units or performance stock units is determined based on the closing price of Regions’ common stock on the date of grant. The fair value of stock options where vesting is based on service is estimated at the date of grant using a Black-Scholes option pricing model and related assumptions. Expected volatility considers implied volatility from traded options on the Company’s stock and, primarily, historical volatility of the Company’s stock. Regions considers historical data to estimate future option exercise behavior, which is used to derive an option’s expected term. The expected term represents the period of time that options are expected to be outstanding from the grant date. Historical data is also used to estimate future employee attrition, which is used to calculate an expected forfeiture rate. Groups of employees that have similar historical exercise behavior are reviewed and considered for valuation purposes. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant and the weighted-average expected life of the grant. Regions issues new common shares to settle stock options.

Beginning in 2009, Regions issued restricted stock units payable solely in cash (“cash-settled RSUs”), which are accounted for as other liabilities in the consolidated balance sheets. The cash-settled RSUs are subject to a vesting period ranging from two weeks to one year and, following the vesting period, are subject to transfer restrictions and a delayed payment, which can range from six months to two years. The grant date fair value of the award is determined in the same manner as other restricted stock awards and is charged to the statements of operations over the vesting period. Changes in Regions’ stock price over the delayed payment period are charged to the statements of operations. See Note 16 for further discussion and details of share-based payments.

REVENUE RECOGNITION

The largest source of revenue for Regions is interest income. Interest income is recognized on an accrual basis driven by nondiscretionary formulas based on written contracts, such as loan agreements or securities contracts. Credit-related fees, including letter of credit fees, finance charges and fees related to credit cards are recognized in non-interest income when earned. Regions recognizes commission revenue and exchange and clearance fees on a trade-date basis. Other types of non-interest revenues, such as service charges on deposits, interchange income on credit cards and trust revenues, are accrued and recognized into income as services are provided and the amount of fees earned are reasonably determinable.

PER SHARE AMOUNTS

Earnings (loss) per common share computations are based upon the weighted-average number of shares outstanding during the period. Diluted earnings (loss) per common share computations are based upon the weighted-average number of shares outstanding during the period, plus the effect of outstanding stock options and stock performance awards if dilutive. In prior years, the diluted earnings (loss) per common share computation also assumes conversion of any outstanding convertible preferred stock and warrants, unless such an assumed conversion would be antidilutive. Refer to Note 15 for additional information.

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

•

Mortgage-backed securities are valued primarily using data from third-party pricing services for similar securities as applicable. Pricing from these third-party services is generally based on a market approach using observable inputs such as benchmark yields, reported trades, broker/dealer quotes, benchmark securities, to be announced (“TBA”) prices, issuer spreads, bids and offers, monthly payment information, and collateral performance, as applicable. These valuations are Level 2 measurements. Where such comparable data is not available, the Company develops valuations based on assumptions that are not readily observable in the market place; these valuations are Level 3 measurements.

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

Mortgage loans held for sale consist of residential first mortgage loans held for sale that are valued based on traded market prices of similar assets where available and/or discounted cash flows at market interest rates, adjusted for securitization activities that include servicing value and market conditions, a Level 2 measurement. Regions has elected to measure certain mortgage loans held for sale at fair value by applying the fair value option (see additional discussion under the “Fair Value Option” section in Note 21).

Mortgage servicing rights consist of residential mortgage servicing rights and are valued using an option-adjusted spread valuation approach, a Level 3 measurement. The underlying assumptions and estimated values are periodically corroborated by values received from an independent third party. See Note 7 for information regarding the servicing of financial assets and additional details regarding the assumptions relevant to this valuation.

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

Loans, (excluding leases), net of unearned income and allowance for loan losses: A discounted cash flow method under the income approach is utilized to estimate the fair value of the loan portfolio. The discounted cash flow method relies upon assumptions about the amount and timing of principal and interest payments, principal prepayments, and estimates of principal defaults, loss given default, and current market rates (excluding credit). The loan portfolio is aggregated into categories based on loan type and credit quality. For each loan category, weighted average statistics, such as coupon rate, age, and remaining term are calculated. These are Level 3 valuations.

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

In April 2011, the FASB issued accounting guidance to reconsider effective control for repurchase agreements. The guidance simplifies the accounting for financial assets transferred under repurchase agreements and similar arrangements, and increases the number of transfers to be accounted for as secured borrowings, as opposed to sales. The amended guidance is effective prospectively for new transfers and existing transactions modified as of the first interim or annual period beginning on or after December 15, 2011. Regions periodically accesses funding markets through sales of securities with agreements to repurchase. Repurchase agreements are also offered through a commercial banking sweep product as a short-term investment opportunity for customers. All such arrangements are considered typical of the banking industry and are accounted for as borrowings. Regions adopted this guidance beginning with first quarter 2012 financial reporting; there was no material impact upon adoption.

In May 2011, the FASB issued new guidance to create a uniform framework for applying fair value measurement principles for companies around the world. The new guidance eliminates differences between GAAP and International Financial Reporting Standards (“IFRS”) issued by the International Accounting Standards Board. New disclosures required by the guidance include: quantitative information about the significant unobservable inputs used for Level 3 measurements; a qualitative discussion about the sensitivity of recurring Level 3 measurements to changes in the unobservable inputs disclosed, including the interrelationship between inputs; and a description of the company’s valuation processes. This guidance is effective for interim and annual periods beginning after December 15, 2011. Regions adopted this guidance beginning with first quarter 2012 financial reporting. See Note 21 for the newly-required disclosures.

In June 2011, the FASB issued new guidance amending disclosure requirements for the presentation of comprehensive income. The guidance eliminates the option to present components of accumulated other comprehensive income (loss) (“AOCI”) as part of the statement of changes in shareholders’ equity. All changes in AOCI will be presented either in a single continuous statement of comprehensive income or in two separate but consecutive financial statements. The guidance does not change the items that must be reported in AOCI. This guidance is effective for fiscal years and interim reporting periods within those years beginning after

December 15, 2011. Regions adopted this new guidance with first quarter 2012 financial reporting. In December 2011, the FASB issued accounting guidance that indefinitely defers the effective date of certain provisions concerning the presentation of comprehensive income. The guidance indefinitely defers the requirement to present reclassification adjustments by component in both the statement where net income is presented and the statement where accumulated other comprehensive income is presented. See the consolidated statements of comprehensive income (loss) for further details.

In September 2011, the FASB issued accounting guidance related to goodwill impairment testing. The guidance allows entities to elect to first perform qualitative tests to determine the likelihood that the entity’s fair value is less than its carrying value. If it is determined that it is more likely than not that the fair value of a reporting entity is less than its carrying amount, the entity would then perform the first step of the goodwill impairment test. The guidance refers to several factors to consider when performing the qualitative analysis, including: macroeconomic factors, industry factors, and entity-specific factors. The guidance is effective prospectively for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Regions adopted this guidance beginning with the first quarter 2012 financial reporting. The amended guidance did not have a material impact upon adoption.

FUTURE APPLICATION OF ACCOUNTING STANDARDS

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

In July 2012, the FASB issued new accounting guidance related to the impairment of indefinite-lived intangible assets. The guidance simplifies how entities test indefinite-lived intangible assets, other than goodwill, and is similar to the new qualitative impairment test for goodwill. The guidance allows entities to elect to first perform qualitative tests to determine the likelihood that the indefinite-lived intangible asset’s fair value is less than its carrying value. If it is determined that it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying amount, the entity would then perform the first step of the goodwill impairment test. The guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of this guidance is not expected to have a material impact to the consolidated financial statements.

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

Regions owns the common stock of subsidiary business trusts, which had issued mandatorily redeemable preferred capital securities (“trust preferred securities”) in the aggregate of approximately $1 billion at the time of issuance. The aggregate principal amount of trust preferred securities outstanding at December 31, 2012 and

2011 was approximately $498 million and $843 million, respectively. In the fourth quarter of 2012, Regions redeemed all issued and outstanding 8.875% trust preferred securities issued by Regions Financing Trust III, which totaled approximately $345 million. These trusts meet the definition of a VIE of which Regions is not the primary beneficiary; the trusts’ only assets are junior subordinated debentures issued by Regions, which were acquired by the trusts using the proceeds from the issuance of the trust preferred securities and common stock. The junior subordinated debentures are included in long-term borrowings (see Note 12) and Regions’ equity interests in the business trusts are included in other assets on the consolidated balance sheets. Interest expense on the junior subordinated debentures is reported in interest expense on long-term borrowings. For regulatory reporting and capital adequacy purposes, the Federal Reserve Board has indicated that such trust preferred securities currently constitute Tier 1 capital, but beginning in 2013, trust preferred securities will be phased out as an allowable component of Tier 1 capital over a three-year period.

Regions Timberland Group, a business of Regions that is managed by the trust division, operates and acts as trustee for timber land and related assets in timber land funds, primarily serving institutional investors. These funds individually meet the definition of a VIE, of which Regions is not the primary beneficiary, and collectively meet the criteria for a qualified asset manager; accordingly, Regions does not currently consolidate these funds.

Regions periodically invests in various limited partnerships that sponsor affordable housing projects, which are funded through a combination of debt and equity. These partnerships meet the definition of a VIE. Due to the nature of the management activities of the general partner, Regions is not the primary beneficiary of these partnerships and accounts for these investments in other assets on the consolidated balance sheets using the equity method. Regions reports its equity share of the partnership gains and losses as an adjustment to non-interest income. Regions reports its commitments to make future investments in other liabilities on the consolidated balance sheets. The Company also receives tax credits, which are reported as a reduction of income tax expense (or increase to income tax benefit). Additionally, Regions has short-term construction loans or letters of credit commitments with certain limited partnerships. The funded portion of the short-term loans and letters of credit is classified as commercial and industrial loans or investor real estate construction loans, as applicable, on the consolidated balance sheets. Regions also has long-term mortgage loans with certain limited partnerships. These long-term loans are classified as investor real estate mortgage loans on the consolidated balance sheets.

A summary of Regions’ equity method investments and related loans and letters of credit, representing Regions’ maximum exposure to loss as of December 31 is as follows:

	2012	2011
	(In millions)
Equity method investments included in other assets	$774	$873
Unfunded commitments included in other liabilities	197	184
Short-term construction loans and letters of credit commitments	165	180
Funded portion of short-term loans and letters of credit	82	59

NOTE 3. DISCONTINUED OPERATIONS

On January 11, 2012, Regions entered into a stock purchase agreement to sell Morgan Keegan and related affiliates to Raymond James Financial Inc. (“Raymond James”). The transaction closed on April 2, 2012. Regions Investment Management, Inc. (formerly known as Morgan Asset Management, Inc) and Regions Trust were not included in the sale. The total purchase price received by the Company was $1.2 billion. A total $19 million pre-tax gain on sale, which included a $256 million adjustment of liabilities to record the legal indemnification at fair value as discussed in the next paragraph, was recorded in 2012 as a component of discontinued operations.

In connection with the closing of the sale, Regions agreed to indemnify Raymond James for all litigation matters related to the pre-closing activities. Losses under the indemnification include legal and other expenses, such as costs for defense, judgments, settlements and awards associated with the resolution of litigation related to pre-closing activities. Regions increased existing liabilities on the consolidated balance sheet in the second quarter by approximately $256 million such that the resulting amount of $385 million reflected the fair value of the indemnification at the close of the transaction. See Note 23 for related disclosure.

The following table represents the condensed results of operations for discontinued operations for the years ended December 31:

	Year Ended December 31
	2012	2011	2010
	(In millions, except per share data)
Interest income	$8	$37	$52
Interest expense	1	6	9

Net interest income	7	31	43
Non-interest income:
Brokerage, investment banking and capital markets	233	938	990
Gain on sale	19	—	—
Other	12	57	52

Total non-interest income	264	995	1,042
Non-interest expense:
Salaries and employee benefits	171	644	678
Net occupancy expense	9	36	37
Furniture and equipment expense	8	30	27
Goodwill impairment	—	492	—
Regulatory charge	—	—	125
Professional and legal expenses	152	93	134
Other	30	139	125

Total non-interest expense	370	1,434	1,126

Income (loss) from discontinued operations before income taxes	(99)	(408)	(41)
Income tax expense (benefit)	(40)	(4)	30

Income (loss) from discontinued operations, net of tax	$(59)	$(404)	$(71)

Earnings (loss) per common share from discontinued operations:
Basic	$(0.04)	$(0.32)	$(0.06)
Diluted	$(0.04)	$(0.32)	$(0.06)

NOTE 4. SECURITIES

The amortized cost, gross unrealized gains and losses, and estimated fair value of securities available for sale and securities held to maturity are as follows:

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Securities available for sale:
U.S. Treasury securities	$50	$2	$—	$52
Federal agency securities	550	4	(1)	553
Obligations of states and political subdivisions	9	—	—	9
Mortgage-backed securities:
Residential agency	20,721	574	(18)	21,277
Residential non-agency	12	1	—	13
Commercial agency	705	20	—	725
Commercial non-agency	1,055	43	—	1,098
Corporate and other debt securities	2,762	81	(8)	2,835
Equity securities	679	4	(1)	682

	$26,543	$729	$(28)	$27,244

Securities held to maturity:
U.S. Treasury securities	$2	$—	$—	$2
Federal agency securities	2	—	—	2
Mortgage-backed securities:
Residential agency	6	1	—	7

	$10	$1	$—	$11

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Securities available for sale:
U.S. Treasury securities	$95	$3	$—	$98
Federal agency securities	147	—	—	147
Obligations of states and political subdivisions	24	12	—	36
Mortgage-backed securities:
Residential agency	21,688	494	(7)	22,175
Residential non-agency	15	1	—	16
Commercial agency	318	8	—	326
Commercial non-agency	314	7	—	321
Corporate and other debt securities	539	5	(7)	537
Equity securities	817	2	(4)	815

	$23,957	$532	$(18)	$24,471

Securities held to maturity:
U.S. Treasury securities	$4	$—	$—	$4
Federal agency securities	3	—	—	3
Mortgage-backed securities:
Residential agency	9	1	—	10

	$16	$1	$—	$17

Entities included with the sale of Morgan Keegan and related affiliates had approximately $2 million in securities available for sale at December 31, 2011, which are included in the table above. There were no such securities at December 31, 2012 as these entities were sold during the second quarter of 2012 as discussed in Note 3.

Equity securities in the tables above included the following amortized cost related to Federal Reserve Bank stock and Federal Home Loan Bank (“FHLB”) stock. Shares in the Federal Reserve Bank and FHLB are accounted for at amortized cost, which approximates fair value.

	December 31 2012	December 31 2011
	(In millions)
Federal Reserve Bank	$484	$481
Federal Home Loan Bank	73	219

Securities with carrying values of $11.8 billion and $14.3 billion at December 31, 2012 and 2011, respectively, were pledged to secure public funds, trust deposits and certain borrowing arrangements.

The amortized cost and estimated fair value of securities available for sale and securities held to maturity at December 31, 2012, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(In millions)
Securities available for sale:
Due in one year or less	$31	$31
Due after one year through five years	985	1,007
Due after five years through ten years	1,843	1,883
Due after ten years	512	528
Mortgage-backed securities:
Residential agency	20,721	21,277
Residential non-agency	12	13
Commercial agency	705	725
Commercial non-agency	1,055	1,098
Equity securities	679	682

	$26,543	$27,244

Securities held to maturity:
Due in one year or less	$2	$2
Due after one year through five years	2	2
Due after five years through ten years	—	—
Due after ten years	—	—
Mortgage-backed securities:
Residential agency	6	7

	$10	$11

The following tables present gross unrealized losses and the related estimated fair values of securities available for sale at December 31, 2012 and 2011. There were no gross unrealized losses on debt securities held to maturity at both December 31, 2012 and 2011. These securities are segregated between investments that have been in a continuous unrealized loss position for less than twelve months and twelve months or more.

	December 31, 2012
	Less Than Twelve Months		Twelve Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In millions)
Federal agency securities	$350	$(1)	$—	$—	$350	$(1)
Mortgage-backed securities:
Residential agency	1,777	(16)	157	(2)	1,934	(18)
All other securities	884	(9)	—	—	884	(9)

	$3,011	$(26)	$157	$(2)	$3,168	$(28)

	December 31, 2011
	Less Than Twelve Months		Twelve Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In millions)
Mortgage-backed securities:
Residential agency	$1,778	$(7)	$—	$—	$1,778	$(7)
All other securities	291	(9)	5	(2)	296	(11)

	$2,069	$(16)	$5	$(2)	$2,074	$(18)

For the securities included in the tables above, management does not believe any individual unrealized loss, which was comprised of 378 securities and 524 securities at December 31, 2012 and 2011, respectively, represented an other-than-temporary impairment as of those dates. The Company does not intend to sell, and it is not more likely than not that the Company will be required to sell, the securities before the recovery of their amortized cost basis, which may be at maturity.

Credit-related impairment charges were immaterial for the years ended December 31, 2012, 2011, and 2010.

Cash proceeds from sale, gross realized gains and gross realized losses from continuing operations on sales of available for sale securities are shown in the table below. The cost of securities sold is based on the specific identification method.

	For the Years Ended December 31
	2012	2011	2010
	(In millions)
Proceeds	$2,571	$7,859	$10,340

Gross realized gains	$49	$112	$424
Gross realized losses	(1)	—	(30)

Net securities gains	$48	$112	$394

The following table details net gains (losses) for trading account securities:

	For the Years Ended December 31
	2012	2011	2010
	(In millions)
Total net gains	$34	$32	$52
Unrealized portion	28	(7)	30

Included in the table above are amounts related to activities of Morgan Keegan. The totals include approximately $25 million, $35 million, and $51 million of total net gains related to Morgan Keegan activities for the years ended December 31, 2012, 2011 and 2010, respectively. These amounts are included within the results from discontinued operations.

NOTE 5. LOANS

The following table presents the distribution by loan segment and class of Regions’ loan portfolio, net of unearned income:

	December 31 2012	December 31 2011
	(In millions, net of unearned income)
Commercial and industrial	$26,674	$24,522
Commercial real estate mortgage—owner-occupied	10,095	11,166
Commercial real estate construction—owner-occupied	302	337

Total commercial	37,071	36,025

Commercial investor real estate mortgage	6,808	9,702
Commercial investor real estate construction	914	1,025

Total investor real estate	7,722	10,727

Residential first mortgage	12,963	13,784
Home equity	11,800	13,021
Indirect	2,336	1,848
Consumer credit card	906	987
Other consumer	1,197	1,202

Total consumer	29,202	30,842

	$73,995	$77,594

During 2011, Regions purchased approximately $1.1 billion of Regions-branded credit card accounts from FIA Card Services. The purchase included approximately $1.0 billion in consumer credit card accounts with the remainder in small business credit card accounts, which are included in the commercial and industrial portfolio class.

During 2012 and 2011, Regions also purchased approximately $882 million and $675 million, respectively, in indirect loans from a third party.

During 2012, Regions sold approximately $184 million of securities-based commercial and industrial loans to Raymond James pursuant to the Morgan Keegan sale (see Note 3). These loans were made by Regions, but were originally referred through Morgan Keegan and were secured by customer assets held in custody at Morgan Keegan. There were no such sales of loans during 2011.

The loan portfolio is diversified geographically, primarily within Alabama, Arkansas, Florida, Georgia, Illinois, Indiana, Iowa, Kentucky, Louisiana, Mississippi, Missouri, North Carolina, South Carolina, Tennessee, Texas and Virginia.

Regions considers its investor real estate (specifically loans secured by land, multi-family and retail) and home equity loans secured by second liens in Florida to be concentrations resulting from continued economic pressures and downturns in the real estate market. Land totaled $558 million at December 31, 2012 as compared to $857 million at December 31, 2011. Multi-family and retail totaled $3.3 billion at December 31, 2012 as compared to $4.9 billion at December 31, 2011. The credit quality of the investor real estate portfolio segment is sensitive to risks associated with construction loans such as cost overruns, project completion risk, general contractor credit risk, environmental and other hazard risks, and market risks associated with the sale or rental of completed properties. The portion of the home equity portfolio where the collateral is comprised of second liens in Florida was $2.4 billion and $2.8 billion at December 31, 2012 and 2011, respectively.

The following table includes certain details related to loans, net of unearned income for the years ended December 31:

	2012	2011
	(In millions)
Unearned income	$748	$870
Unamortized fees, net	(55)	(27)
Unamortized discounts, net	8	21

The following tables include details regarding Regions’ investment in leveraged leases included within the commercial and industrial loan portfolio class as of and for the years ended December 31:

	2012	2011
	(In millions)
Rentals receivable	$673	$855
Estimated residuals on leveraged leases	312	315
Unearned income on leveraged leases	551	703

	2012	2011	2010
	(In millions)
Pre-tax income from leveraged leases	$43	$46	$67
Income tax expense on income from leveraged leases	35	45	53

The income above does not include leveraged lease termination gains of $14 million, $8 million and $78 million with related income tax expense of $11 million, zero and $74 million for the years ended December 31, 2012, 2011 and 2010, respectively.

At December 31, 2012, $11.5 billion of loans held by Regions were pledged to secure borrowings from the FHLB (see Note 12 for further discussion). At December 31, 2012, an additional $24.9 billion of loans held by Regions were pledged to the Federal Reserve Bank.

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

Except for the enhancements to home equity segmentation and to the reserve for unfunded credit commitments described above, there were no changes during 2012 in methodology for the calculation of the allowance for credit losses or policies for identification of non-accrual loans or for charge-offs. See Note 1 for a detailed description of the Company’s methodology.

ROLLFORWARD OF ALLOWANCE FOR CREDIT LOSSES

The following tables present an analysis of the allowance for credit losses by portfolio segment for the years ended December 31, 2012 and December 31, 2011. The total allowance for credit losses is then disaggregated to detail the amounts derived through individual evaluation and the amounts calculated through collective evaluation. The allowance for loan losses related to individually evaluated loans includes reserves for non-accrual loans and leases equal to or greater than $2.5 million. The allowance for loan losses related to collectively evaluated loans includes the remainder of the portfolio.

	2012
	Commercial	Investor Real Estate	Consumer	Total
	(In millions)
Allowance for loan losses, January 1, 2012	$1,030	$991	$724	$2,745
Provision (credit) for loan losses	144	(295)	364	213
Loan losses:
Charge-offs	(404)	(272)	(547)	(1,223)
Recoveries	77	45	62	184

Net loan losses	(327)	(227)	(485)	(1,039)

Allowance for loan losses, December 31, 2012	847	469	603	1,919

Reserve for unfunded credit commitments, January 1, 2012	30	26	22	78
Provision (credit) for unfunded credit commitments	39	(16)	(18)	5

Reserve for unfunded credit commitments, December 31, 2012	69	10	4	83

Allowance for credit losses, December 31, 2012	$916	$479	$607	$2,002

Portion of ending allowance for loan losses:
Individually evaluated for impairment	$96	$73	$—	$169
Collectively evaluated for impairment	751	396	603	1,750

Total allowance for loan losses	$847	$469	$603	$1,919

Portion of loan portfolio ending balance:
Individually evaluated for impairment	$432	$315	$2	$749
Collectively evaluated for impairment	36,639	7,407	29,200	73,246

Total loans evaluated for impairment	$37,071	$7,722	$29,202	$73,995

	2011
	Commercial	Investor Real Estate	Consumer	Total
	(In millions)
Allowance for loan losses, January 1, 2011	$1,055	$1,370	$760	$3,185
Provision for loan losses	475	468	587	1,530
Loan losses:
Charge-offs	(550)	(880)	(677)	(2,107)
Recoveries	50	33	54	137

Net loan losses	(500)	(847)	(623)	(1,970)

Allowance for loan losses, December 31, 2011	1,030	991	724	2,745

Reserve for unfunded credit commitments, January 1, 2011	32	16	23	71
Provision (credit) for unfunded credit commitments	(2)	10	(1)	7

Reserve for unfunded credit commitments, December 31, 2011	30	26	22	78

Allowance for credit losses, December 31, 2011	$1,060	$1,017	$746	$2,823

Portion of ending allowance for loan losses:
Individually evaluated for impairment	$101	$169	$1	$271
Collectively evaluated for impairment	929	822	723	2,474

Total allowance for loan losses	$1,030	$991	$724	$2,745

Portion of loan portfolio ending balance:
Individually evaluated for impairment	$473	$624	$7	$1,104
Collectively evaluated for impairment	35,552	10,103	30,835	76,490

Total loans evaluated for impairment	$36,025	$10,727	$30,842	$77,594

An analysis of the allowance for credit losses in the aggregate for the year ended December 31, 2010 follows:

2010
(In millions)
Allowance for loan losses, beginning of year	$3,114
Provision for loan losses	2,863
Loan losses:
Charge-offs	(2,912)
Recoveries	120

Net loan losses	(2,792)

Allowance for loan losses, end of year	3,185

Reserve for unfunded credit commitments, beginning of year	$74
Credit for unfunded credit commitments	(3)

Reserve for unfunded credit commitments, end of year	71

Allowance for credit losses, end of year	$3,256

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

Consumer—The consumer loan portfolio segment includes residential first mortgage, home equity, indirect, consumer credit card, and other consumer loans. Residential first mortgage loans represent loans to consumers to finance a residence. These loans are typically financed over a 15 to 30 year term and, in most cases, are extended to borrowers to finance their primary residence. Home equity lending includes both home equity loans and lines of credit. This type of lending, which is secured by a first or second mortgage on the borrower’s residence, allows customers to borrow against the equity in their home. Real estate market values as of the time the loan or line is secured directly affect the amount of credit extended and, in addition, changes in these values impact the depth of potential losses. Indirect lending, which is lending initiated through third-party business partners, is largely comprised of loans made through automotive dealerships. Consumer credit card includes Regions branded consumer credit card accounts purchased during 2011 from FIA Card Services, as well as new originations since the purchase date. Other consumer loans include direct consumer installment loans and overdrafts. Loans in this portfolio segment are sensitive to unemployment and other key consumer economic measures.

CREDIT QUALITY INDICATORS

The following tables present credit quality indicators for the loan portfolio segments and classes, excluding loans held for sale, as of December 31, 2012 and 2011. Commercial and investor real estate loan classes are detailed by categories related to underlying credit quality and probability of default. Regions assigns these categories at loan origination and reviews the relationship utilizing a risk-based approach on, at minimum, an annual basis or at any time management becomes aware of information affecting the borrowers’ ability to fulfill their obligations. Both quantitative and qualitative factors are considered in this review process. These categories are utilized to develop the associated allowance for credit losses.

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

	December 31, 2012
	Pass	Special Mention	Substandard Accrual	Non-accrual	Total
	(In millions)
Commercial and industrial	$25,225	$560	$480	$409	$26,674
Commercial real estate mortgage—owner-occupied	8,976	240	440	439	10,095
Commercial real estate construction—owner-occupied	278	3	7	14	302

Total commercial	$34,479	$803	$927	$862	$37,071

Commerical investor real estate mortgage	$5,089	$435	$827	$457	$6,808
Commercial investor real estate construction	733	98	63	20	914

Total investor real estate	$5,822	$533	$890	$477	$7,722

	Accrual	Non-accrual	Total
	(In millions)
Residential first mortgage	$12,749	$214	$12,963
Home equity	11,672	128	11,800
Indirect	2,336	—	2,336
Consumer credit card	906	—	906
Other consumer	1,197	—	1,197

Total consumer	$28,860	$342	$29,202

			$73,995

	December 31, 2011
	Pass	Special Mention	Substandard Accrual	Non-accrual	Total
	(In millions)
Commercial and industrial	$22,952	$479	$634	$457	$24,522
Commercial real estate mortgage—owner-occupied	9,773	262	541	590	11,166
Commercial real estate construction—owner-occupied	275	27	10	25	337

Total commercial	$33,000	$768	$1,185	$1,072	$36,025

Commercial investor real estate mortgage	$6,851	$756	$1,361	$734	$9,702
Commercial investor real estate construction	531	113	201	180	1,025

Total investor real estate	$7,382	$869	$1,562	$914	$10,727

	Accrual	Non-accrual	Total
	(In millions)
Residential first mortgage	$13,534	$250	$13,784
Home equity	12,885	136	13,021
Indirect	1,848	—	1,848
Consumer credit card	987	—	987
Other consumer	1,202	—	1,202

Total consumer	$30,456	$386	$30,842

			$77,594

AGING ANALYSIS

The following tables include an aging analysis of days past due (DPD) for each portfolio segment and class:

	December 31, 2012
	Accrual Loans
	30-59 DPD	60-89 DPD	90+ DPD	Total 30+ DPD	Total Accrual	Non-accrual	Total
	(In millions)
Commercial and industrial	$27	$23	$19	$69	$26,265	$409	$26,674
Commercial real estate mortgage—owner-occupied	49	28	6	83	9,656	439	10,095
Commercial real estate construction—owner-occupied	—	—	—	—	288	14	302

Total commercial	76	51	25	152	36,209	862	37,071

Commercial investor real estate mortgage	38	42	11	91	6,351	457	6,808
Commercial investor real estate construction	1	1	—	2	894	20	914

Total investor real estate	39	43	11	93	7,245	477	7,722

Residential first mortgage	149	86	307	542	12,749	214	12,963
Home equity	100	53	87	240	11,672	128	11,800
Indirect	31	9	3	43	2,336	—	2,336
Consumer credit card	7	7	14	28	906	—	906
Other consumer	19	5	3	27	1,197	—	1,197

Total consumer	306	160	414	880	28,860	342	29,202

	$421	$254	$450	$1,125	$72,314	$1,681	$73,995

	December 31, 2011
	Accrual Loans
	30-59 DPD	60-89 DPD	90+ DPD	Total 30+ DPD	Total Accrual	Non-accrual	Total
	(In millions)
Commercial and industrial	$38	$23	$28	$89	$24,065	$457	$24,522
Commercial real estate mortgage—owner-occupied	47	23	9	79	10,576	590	11,166
Commercial real estate construction—owner-occupied	3	1	—	4	312	25	337

Total commercial	88	47	37	172	34,953	1,072	36,025

Commercial investor real estate mortgage	34	42	13	89	8,968	734	9,702
Commercial investor real estate construction	23	5	—	28	845	180	1,025

Total investor real estate	57	47	13	117	9,813	914	10,727

Residential first mortgage	187	100	284	571	13,534	250	13,784
Home equity	121	77	93	291	12,885	136	13,021
Indirect	26	7	2	35	1,848	—	1,848
Consumer credit card	8	5	14	27	987	—	987
Other consumer	20	6	4	30	1,202	—	1,202

Total consumer	362	195	397	954	30,456	386	30,842

	$507	$289	$447	$1,243	$75,222	$2,372	$77,594

IMPAIRED LOANS

The following tables present details related to the Company’s impaired loans, with separate tables for non-accrual, accrual and total impaired loans. Loans deemed to be impaired include non-accrual commercial and investor real estate loans, excluding leasing, and all TDRs (including accruing commercial, investor real estate, and consumer TDRs). Loans which have been fully charged-off do not appear in the tables below.

	Non-accrual Impaired Loans As of December 31, 2012
			Book Value(3)
	Unpaid Principal Balance(1)	Charge-offs and Payments Applied(2)	Total Impaired Loans on Non- accrual Status	Impaired Loans on Non- accrual Status with No Related Allowance	Impaired Loans on Non- accrual Status with Related Allowance	Related Allowance for Loan Losses	Coverage %(4)
	(Dollars in millions)
Commercial and industrial	$467	$62	$405	$63	$342	$128	40.7%
Commercial real estate mortgage—owner-occupied	503	64	439	44	395	148	42.1
Commercial real estate construction—owner-occupied	18	4	14	4	10	3	38.9

Total commercial	988	130	858	111	747	279	41.4

Commercial investor real estate mortgage	560	103	457	54	403	132	42.0
Commercial investor real estate construction	26	6	20	2	18	7	50.0

Total investor real estate	586	109	477	56	421	139	42.3

Residential first mortgage	152	55	97	—	97	13	44.7
Home equity	32	11	21	—	21	2	40.6

Total consumer	184	66	118	—	118	15	44.0

Total	$1,758	$305	$1,453	$167	$1,286	$433	42.0%

	Accruing Impaired Loans As of December 31, 2012
	Unpaid Principal Balance(1)	Charge- offs and Payments Applied(2)	Book Value	Related Allowance for Loan Losses	Coverage %(4)
	(Dollars in millions)
Commercial and industrial	$299	$7	$292	$42	16.4%
Commercial real estate mortgage—owner-occupied	213	4	209	25	13.6
Commercial real estate construction—owner-occupied	1	—	1	—	—

Total commercial	513	11	502	67	15.2

Commercial investor real estate mortgage	782	10	772	97	13.7
Commercial investor real estate construction	107	—	107	16	15.0

Total investor real estate	889	10	879	113	13.8

Residential first mortgage	1,101	13	1,088	144	14.3
Home equity	411	5	406	36	10.0
Indirect	2	1	1	—	50.0
Other consumer	40	—	40	1	2.5

Total consumer	1,554	19	1,535	181	12.9

Total	$2,956	$40	$2,916	$361	13.6%

	Total Impaired Loans As of December 31, 2012
			Book Value(3)
	Unpaid Principal Balance(1)	Charge-offs and Payments Applied(2)	Total Impaired Loans	Impaired Loans with No Related Allowance	Impaired Loans with Related Allowance	Related Allowance for Loan Losses	Coverage %(4)
	(Dollars in millions)
Commercial and industrial	$766	$69	$697	$63	$634	$170	31.2%
Commercial real estate mortgage—owner-occupied	716	68	648	44	604	173	33.7
Commercial real estate construction—owner-occupied	19	4	15	4	11	3	36.8

Total commercial	1,501	141	1,360	111	1,249	346	32.4

Commercial investor real estate mortgage	1,342	113	1,229	54	1,175	229	25.5
Commercial investor real estate construction	133	6	127	2	125	23	21.8

Total investor real estate	1,475	119	1,356	56	1,300	252	25.2

Residential first mortgage	1,253	68	1,185	—	1,185	157	18.0
Home equity	443	16	427	—	427	38	12.2
Indirect	2	1	1	—	1	—	50.0
Other consumer	40	—	40	—	40	1	2.5

Total consumer	1,738	85	1,653	—	1,653	196	16.2

Total impaired loans	$4,714	$345	$4,369	$167	$4,202	$794	24.2%

(1)	Unpaid principal balance represents the contractual obligation due from the customer and includes the net book value plus charge-offs and payments applied.
(2)	Charge-offs and payments applied represents cumulative partial charge-offs taken, as well as interest payments received that have been applied against the outstanding principal balance.
(3)	Book value represents the unpaid principal balance less charge-offs and payments applied; it is shown before any allowance for loan losses.
(4)	Coverage % represents charge-offs and payments applied plus the related allowance as a percent of the unpaid principal balance.

	Non-accrual Impaired Loans As of December 31, 2011
			Book Value(3)
	Unpaid Principal Balance(1)	Charge-offs and Payments Applied(2)	Total Impaired Loans on Non- accrual Status	Impaired Loans on Non- accrual Status with No Related Allowance	Impaired Loans on Non- accrual Status with Related Allowance	Related Allowance for Loan Losses	Coverage %(4)
	(Dollars in millions)
Commercial and industrial	$468	$88	$380	$61	$319	$129	46.4%
Commercial real estate mortgage—owner-occupied	679	88	591	34	557	192	41.2
Commercial real estate construction—owner-occupied	37	12	25	1	24	10	59.5

Total commercial	1,184	188	996	96	900	331	43.8

Commercial investor real estate mortgage	870	136	734	63	671	223	41.3
Commercial investor real estate construction	236	56	180	23	157	62	50.0

Total investor real estate	1,106	192	914	86	828	285	43.1

Residential first mortgage	146	49	97	—	97	15	43.8
Home equity	26	10	16	—	16	2	46.2

Total consumer	172	59	113	—	113	17	44.2

Total	$2,462	$439	$2,023	$182	$1,841	$633	43.5%

	Accruing Impaired Loans As of December 31, 2011
	Unpaid Principal Balance(1)	Charge- offs and Payments Applied(2)	Book Value	Related Allowance for Loan Losses	Coverage %(4)
	(Dollars in millions)
Commercial and industrial	$290	$1	$289	$60	21.0%
Commercial real estate mortgage—owner-occupied	205	3	202	30	16.1
Commercial real estate construction—owner-occupied	2	—	2	—	—

Total commercial	497	4	493	90	18.9

Commercial investor real estate mortgage	862	7	855	174	21.0
Commercial investor real estate construction	140	—	140	81	57.9

Total investor real estate	1,002	7	995	255	26.1

Residential first mortgage	1,025	12	1,013	148	15.6
Home equity	428	4	424	60	15.0
Indirect	1	—	1	—	—
Other consumer	55	—	55	1	1.8

Total consumer	1,509	16	1,493	209	14.9

Total	$3,008	$27	$2,981	$554	19.3%

	Total Impaired Loans As of December 31, 2011
			Book Value(3)
	Unpaid Principal Balance(1)	Charge-offs and Payments Applied(2)	Total Impaired Loans	Impaired Loans with No Related Allowance	Impaired Loans with Related Allowance	Related Allowance for Loan Losses	Coverage %(4)
	(Dollars in millions)
Commercial and industrial	$758	$89	$669	$61	$608	$189	36.7%
Commercial real estate mortgage—owner-occupied	884	91	793	34	759	222	35.4
Commercial real estate construction—owner-occupied	39	12	27	1	26	10	56.4

Total commercial	1,681	192	1,489	96	1,393	421	36.5

Commercial investor real estate mortgage	1,732	143	1,589	63	1,526	397	31.2
Commercial investor real estate construction	376	56	320	23	297	143	52.9

Total investor real estate	2,108	199	1,909	86	1,823	540	35.1

Residential first mortgage	1,171	61	1,110	—	1,110	163	19.1
Home equity	454	14	440	—	440	62	16.7
Indirect	1	—	1	—	1	—	—
Other consumer	55	—	55	—	55	1	1.8

Total consumer	1,681	75	1,606	—	1,606	226	17.9

Total impaired loans	$5,470	$466	$5,004	$182	$4,822	$1,187	30.2%

(1)	Unpaid principal balance represents the contractual obligation due from the customer and includes the net book value plus charge-offs and payments applied.
(2)	Charge-offs and payments applied represents cumulative partial charge-offs taken, as well as interest payments received that have been applied against the outstanding principal balance.
(3)	Book value represents the unpaid principal balance less charge-offs and payments applied; it is shown before any allowance for loan losses.
(4)	Coverage % represents charge-offs and payments applied plus the related allowance as a percent of the unpaid principal balance.

The following table presents the average balances of total impaired loans and interest income for the years ended December 31, 2012 and 2011. Interest income recognized represents interest recognized on loans modified in a TDR, and are therefore considered impaired, which are on accruing status.

	Year Ended December 31
	2012		2011
	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized
	(In millions)
Commercial and industrial	$707	$16	$563	$7
Commercial real estate mortgage—owner-occupied	737	11	761	5
Commercial real estate construction—owner-occupied	23	—	30	—

Total commercial	1,467	27	1,354	12

Commercial investor real estate mortgage	1,510	40	1,457	22
Commercial investor real estate construction	210	7	449	4

Total investor real estate	1,720	47	1,906	26

Residential first mortgage	1,157	39	1,086	41
Home equity	439	22	410	21
Indirect	2	—	2	—
Other consumer	47	3	61	4

Total consumer	1,645	64	1,559	66

Total impaired loans	$4,832	$138	$4,819	$104

No material amount of interest income was recognized on impaired loans for the year ended December 31, 2010.

In addition to the impaired loans detailed in the tables above, there were approximately $89 million in non-performing loans classified as held for sale at December 31, 2012, compared to $328 million at December 31, 2011. These loans are larger balance credits, primarily investor real estate, where management does not have the intent to hold the loans for the foreseeable future. The loans are carried at an amount approximating a price which will be recoverable through the loan sale market. During the year ended December 31, 2012, approximately $302 million in non-performing loans were transferred to held for sale; this amount is net of charge-offs of $163 million recorded upon transfer.

At December 31, 2012 and 2011, non-accrual loans including loans held for sale totaled $1.8 billion and $2.7 billion, respectively. The amount of interest income recognized in 2012, 2011 and 2010 on loans prior to migrating to non-accrual status was approximately $18 million, $23 million and $47 million, respectively. If these loans had been current in accordance with their original terms, approximately $76 million, $122 million and $165 million of interest income, respectively, would have been recognized on these loans in 2012, 2011 and 2010.

TROUBLED DEBT RESTRUCTURINGS (TDRs)

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

None of the modified consumer loans listed in the following TDR disclosures were collateral-dependent at the time of modification. At December 31, 2012, approximately $129 million in residential first mortgage TDRs were in excess of 180 days past due and are considered collateral-dependent. At December 31, 2012 approximately $11 million in home equity first lien TDRs were in excess of 180 days past due and $8 million in home equity second lien TDRs were in excess of 120 days past due and are considered collateral-dependent.

The following table presents loans by segment and class modified in a TDR, and the financial impact of those modifications, for the periods presented.

	Year Ended December 31, 2012
			Financial Impact of Modifications Considered TDRs
	Number of Obligors	Recorded Investment	Increase in Allowance at Modification
		(Dollars in millions)
Commercial and industrial	623	$668	$3
Commercial real estate mortgage—owner-occupied	424	391	4
Commercial real estate construction—owner-occupied	8	7	—

Total commercial	1,055	1,066	7
Commercial investor real estate mortgage	604	1,188	9
Commercial investor real estate construction	205	128	1

Total investor real estate	809	1,316	10
Residential first mortgage	1,394	289	37
Home equity	1,014	70	5
Indirect and other consumer	489	8	—

Total consumer	2,897	367	42

	4,761	$2,749	$59

	Year Ended December 31, 2011
			Financial Impact of Modifications Considered TDRs
	Number of Obligors	Recorded Investment	Increase in Allowance at Modification
		(Dollars in millions)
Commercial and industrial	986	$670	$3
Commercial real estate mortgage—owner-occupied	382	368	8
Commercial real estate construction—owner-occupied	17	10	—

Total commercial	1,385	1,048	11
Commercial investor real estate mortgage	640	1,493	14
Commercial investor real estate construction	282	355	4

Total investor real estate	922	1,848	18
Residential first mortgage	1,536	330	42
Home equity	2,050	148	16
Indirect and other consumer	975	13	—

Total consumer	4,561	491	58

	6,868	$3,387	$87

As described previously, the consumer modifications granted by Regions are rate concessions and not forgiveness of principal. The majority of the commercial and investor real estate modifications are renewals where there is no reduction in interest rate or forgiveness of principal. Accordingly, Regions most often does not record a charge-off at the modification date. A limited number of modifications included above are A/B note restructurings, where the B-note is charged off. The total charge-offs recorded for all modifications for the year ended December 31, 2012 were approximately $5 million.

Defaulted TDRs

The following table presents TDRs which defaulted during the years ended December 31, 2012 and 2011, and which were modified in the previous twelve months (i.e., the twelve months prior to the default). For purposes of this disclosure, default is defined as 90 days past due and still accruing for the consumer portfolio segment, and placement on non-accrual status for the commercial and investor real estate portfolio segments. Consideration of defaults in the calculation of the allowance for loan losses is described previously in the description of modifications in each portfolio segment.

	Year Ended December 31
	2012	2011
	(In millions)
Defaulted During the Period, Where Modified in a TDR Twelve Months Prior to Default
Commercial and industrial	$114	$47
Commercial real estate mortgage—owner-occupied	55	40
Commercial real estate construction—owner-occupied	1	1

Total commercial	170	88
Commercial investor real estate mortgage	186	101
Commercial investor real estate construction	24	12

Total investor real estate	210	113
Residential first mortgage	68	64
Home equity	18	17

Total consumer	86	81

	$466	$282

Commercial and investor real estate loans which were on non-accrual status at the time of the latest modification are not included in the default table above, as they are already considered to be in default at the time of the restructuring. At December 31, 2012, approximately $117 million of commercial and investor real estate loans modified in a TDR during 2012 were on non-accrual status. Approximately 2.9 percent of this amount was 90 days past due.

At December 31, 2012, Regions had restructured binding unfunded commitments totaling $252 million where a concession was granted and the borrower was in financial difficulty.

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

The table below presents an analysis of mortgage servicing rights for the years ended December 31 under the fair value measurement method:

	2012	2011
	(In millions)
Carrying value, beginning of period	$182	$267
Additions	60	62
Decrease in fair value:
Due to change in valuation inputs or assumptions	(20)	(124)
Economic amortization associated with borrower repayments	(31)	(23)

Carrying value, end of period	$191	$182

Data and assumptions used in the fair value calculation, as well as the valuation’s sensitivity to rate fluctuations, related to mortgage servicing rights (excluding related derivative instruments) as of December 31 are as follows:

	2012	2011
	(Dollars in millions)
Unpaid principal balance	$25,796	$26,218
Weighted-average prepayment speed (CPR; percentage)	17.6%	27.8%
Estimated impact on fair value of a 10% increase	$(13)	$(16)
Estimated impact on fair value of a 20% increase	$(23)	$(30)
Option-adjusted spread (basis points)	754	235
Estimated impact on fair value of a 10% increase	$(4)	$(1)
Estimated impact on fair value of a 20% increase	$(9)	$(3)
Weighted-average coupon interest rate	4.9%	5.2%
Weighted-average remaining maturity (months)	276	281
Weighted-average servicing fee (basis points)	28.3	28.7

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

The following table presents servicing related fees, which includes contractually specified servicing fees, late fees and other ancillary income resulting from the servicing of mortgage loans:

	Year Ended December 31
	2012	2011	2010
	(In millions)
Servicing related fees and other ancillary income	$83	$85	$81

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

Regions maintains a repurchase liability related to mortgage loans sold with representations and warranty provisions. This repurchase liability is reported in other liabilities on the consolidated balance sheets and reflects management’s estimate of losses based on historical repurchase and loss trends, as well as other factors that may result in anticipated losses different from historical loss trends. Adjustments to this reserve are recorded in other non-interest expense on the consolidated statements of operations. The table below presents an analysis of Regions’ repurchase liability related to mortgage loans sold with representations and warranty provisions for the years ended December 31:

	2012	2011
	(In millions)
Beginning balance	$32	$32
Additions	41	23
Losses	(33)	(23)

Ending balance	$40	$32

During 2012 and 2011, settled repurchase claims were related to one of the following alleged breaches: 1) underwriting guideline violations; 2) misrepresentation of income, assets or employment; or 3) property valuation not supported. These claims stem primarily from the 2006-2008 vintages.

NOTE 8. PREMISES AND EQUIPMENT

A summary of premises and equipment at December 31 is as follows:

	2012	2011
	(In millions)
Land	$525	$492
Premises and improvements	1,727	1,706
Furniture and equipment	1,010	1,106
Software	303	279
Leasehold improvements	396	425
Construction in progress	175	188

	4,136	4,196
Accumulated depreciation and amortization	(1,857)	(1,821)

	$2,279	$2,375

NOTE 9. INTANGIBLE ASSETS

GOODWILL

As further discussed in Note 22, Regions reorganized its management reporting structure during the third quarter 2012 and, accordingly, its segment reporting structure and goodwill reporting units. In connection with the reorganization, management reallocated goodwill to the new reporting units using a relative fair value approach, resulting in amounts detailed as follows:

December 31 2012
(In millions)
Business Services	$2,552
Consumer Services	1,797
Wealth Management	467

$4,816

A summary of goodwill activity at December 31 is presented as follows:

	2012	2011
	(In millions)
Balance at beginning of year	$4,816	$5,561
Impairment	—	(745)

Balance at end of year	$4,816	$4,816

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

During the fourth quarter of 2012, Regions assessed the indicators of goodwill impairment for all three reporting units as part of its annual impairment test, as of October 1, 2012, and through the date of the filing of the Annual Report on Form 10-K for the year ended December 31, 2012. The indicators assessed included:

•	Recent operating performance,

•	Changes in market capitalization,

•	Regulatory actions and assessments,

•	Changes in the business climate (including legislation, legal factors and competition),

•	Company-specific factors (including changes in key personnel, asset impairments, and business dispositions), and

•	Trends in the banking industry.

Regions uses the output from the valuation approaches described in Note 1 to determine the estimated fair value of each reporting unit. Listed in the tables below are assumptions used in estimating the fair value of each reporting unit.

As of Fourth Quarter 2012	Business Services		Consumer Services		Wealth Management
Discount rate used in income approach	14%		13%		13%
Public company method market multiplier(1)	1.2	x	1.0	x	14.0	x
Transaction method market multiplier(2)	1.3	x	1.3	x	25.2	x

(1)	For the Business Services and Consumer Services reporting units, these multipliers were applied to tangible book value. For the Wealth Management reporting unit, this multiplier was applied to earnings. In addition to the multipliers, a 20 percent control premium was assumed for the Business Services reporting unit, a 40 percent control premium was assumed for the Consumer Services reporting unit and a 30 percent control premium was assumed for the Wealth Management reporting unit. Because the control premium considers potential revenue synergies and cost savings for similar financial services transactions, reporting units operating in businesses that have greater barriers to entry tend to have greater control premiums.
(2)	For the Business Services and Consumer Services reporting units, these multipliers are applied to tangible book value. For the Wealth Management reporting unit, this multiplier is applied to earnings.

As of Fourth Quarter 2011	Banking/ Treasury		Investment Banking/ Brokerage/ Trust		Insurance
Discount rate used in income approach	15%		15%		11%
Public company method market multiplier(1)	0.7	x	1.4	x	13.0	x
Transaction method market multiplier(2)	1.1	x	1.5	x	n/a

(1)	For the Banking/Treasury and Investment Banking/Brokerage/Trust reporting units, these multipliers were applied to tangible book value. For the Insurance reporting unit, this multiplier was applied to earnings. In addition to the multipliers, a 55 percent control premium was assumed for the Banking/Treasury reporting unit. A 20 percent control premium was assumed for the Investment Banking/Brokerage/Trust reporting unit and a 30 percent control premium was assumed for the Insurance reporting unit.
(2)	For the Banking/Treasury and Investment Banking/Brokerage/Trust reporting units, these multipliers were applied to tangible book value.

The valuation methodologies of certain material financial assets and liabilities are discussed in Note 1.

OTHER INTANGIBLES

Other intangibles consist of core deposit intangibles, purchased credit card relationship assets, and customer relationship and employment agreement assets.

A summary of core deposit intangible assets at December 31 is presented as follows:

	2012	2011
	(In millions)
Balance at beginning of year, net	$259	$354
Accumulated amortization, beginning of year	(752)	(657)
Amortization	(83)	(95)

Accumulated amortization, end of year	(835)	(752)

Balance at end of year, net	$176	$259

Regions’ core deposit intangible assets are being amortized to other non-interest expense on an accelerated basis over their expected useful lives.

A summary of Regions’ other intangible assets as of December 31, 2012 and 2011 is presented as follows:

	2012	2011
	(In millions)
Net Book Value	$169	$190
Current Year Amortization	27	20

These other intangible assets resulted from purchased credit card relationships, customer relationships and employment agreements related to various acquisitions and are being amortized to other non-interest expense primarily on an accelerated basis over a period ranging from two to fifteen years.

The aggregate amount of amortization expense for core deposit intangible assets, credit card intangibles, and other intangible assets is estimated as follows:

Year Ended December 31
(In millions)
2013	$53
2014	49
2015	44
2016	39
2017	35

Identifiable intangible assets other than goodwill are reviewed at least annually, usually in the fourth quarter, for events or circumstances that could impact the recoverability of the intangible asset. These events could include loss of core deposits, significant losses of credit card accounts and/or balances, increased competition or adverse changes in the economy. To the extent other identifiable intangible assets are deemed unrecoverable, impairment losses are recorded in other non-interest expense to reduce the carrying amount. Regions’ 2012 annual impairment test concluded that no impairment for core deposit intangibles occurred in 2012. Regions noted no indicators of impairment for any other identifiable intangible assets during 2012 or 2011.

NOTE 10. DEPOSITS

The following schedule presents a detail of interest-bearing deposits at December 31:

	2012	2011
	(In millions)
Savings accounts	$5,760	$5,159
Interest-bearing transaction accounts	21,096	19,388
Money market accounts—domestic*	24,901	23,028
Money market accounts—foreign*	311	460
Time deposits	13,443	19,378

Interest-bearing customer deposits	65,511	67,413
Corporate treasury time deposits	—	5

	$65,511	$67,418

*	Prior period amounts have been reclassified to conform to current period classification

The aggregate amount of time deposits of $100,000 or more, including certificates of deposit of $100,000 or more, was $5.0 billion and $7.7 billion at December 31, 2012 and 2011, respectively.

At December 31, 2012, the aggregate amount of maturities of all time deposits (deposits with stated maturities, consisting primarily of certificates of deposit and IRAs) were as follows:

Year Ended December 31
(In millions)
2013	$8,581
2014	1,248
2015	1,395
2016	1,208
2017	989
Thereafter	22

$13,443

NOTE 11. SHORT-TERM BORROWINGS

Following is a summary of short-term borrowings at December 31:

	2012	2011
	(In millions)
Company funding sources:
Federal funds purchased	$21	$18
Securities sold under agreements to repurchase	—	969
Other short-term borrowings	—	29

	21	1,016

Customer-related borrowings:
Securities sold under agreements to repurchase	1,428	1,346
Brokerage customer liabilities	—	394
Short-sale liability	—	256
Customer collateral	125	55

	1,553	2,051

	$1,574	$3,067

COMPANY FUNDING SOURCES

The levels of federal funds purchased and securities sold under agreements to repurchase can fluctuate significantly on a day-to-day basis, depending on funding needs and which sources are used to satisfy those needs. All such arrangements are considered typical of the banking and brokerage industries and are accounted for as borrowings. Federal funds purchased had weighted-average maturities of 2 days and 4 days at December 31, 2012, and 2011, respectively. The weighted-average rate paid during 2012, 2011 and 2010 was 0.1% in each year. Securities sold under agreements to repurchase had a weighted-average maturity of 48 days at December 31, 2011. Weighted-average rates paid during 2012, 2011 and 2010 were 0.1%, (0.6%) and 0.2%, respectively. The negative weighted-average interest rates on securities sold under agreements to repurchase during 2011 were the result of, in part, Regions’ entering into reverse-repurchase agreements. There are times when financing costs associated with these transactions are lower than typical repurchase agreement rates as a result of a supply and demand imbalance in particular collateral. Since short-term repurchase agreement rates were close to zero during the last half of 2011, the supply and demand imbalance related to securities that Regions owned led to negative financing rates.

At December 31, 2012, Regions could borrow a maximum amount of approximately $19.6 billion from the Federal Reserve Bank Discount Window. See Note 5 for loans pledged to the Federal Reserve Bank at December 31, 2012 and 2011.

Other short-term borrowings were related to Morgan Keegan and included borrowings under certain lines of credit that Morgan Keegan maintained with unaffiliated banks. As of December 31, 2012, there were no other short-term borrowings related to Morgan Keegan outstanding as a result of the sale of Morgan Keegan on April 2, 2012.

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

Regions, through Morgan Keegan, maintained two types of liabilities for its brokerage customers that were classified as short-term borrowings since Morgan Keegan paid its customers interest related to these liabilities. The brokerage customer position liability represented liquid funds in the customers’ brokerage accounts. The short-sale liability represented traditional obligations to deliver to customers securities at a predetermined date and price. At December 31, 2012 these balances were both zero due to the April 2, 2012 sale of Morgan Keegan. See Note 3 for additional information regarding the sale of Morgan Keegan.

Customer collateral increased to $125 million at December 31, 2012 from $55 million at December 31, 2011. These balances include cash collateral posted by customers related to derivative transactions.

NOTE 12. LONG-TERM BORROWINGS

Long-term borrowings at December 31 consist of the following:

	2012	2011
	(In millions)
Regions Financial Corporation (Parent):
6.375% subordinated notes due May 2012	$—	$600
LIBOR floating rate senior notes due June 2012	—	350
4.875% senior notes due April 2013	250	249
7.75% senior notes due November 2014	696	694
5.75% senior notes due June 2015	497	496
7.75% subordinated notes due September 2024	100	100
6.75% subordinated debentures due November 2025	161	162
7.375% subordinated notes due December 2037	300	300
6.625% junior subordinated notes due May 2047	498	498
8.875% junior subordinated notes due June 2048	—	345
Other long-term debt	3	6
Valuation adjustments on hedged long-term debt	62	87

	2,567	3,887

Regions Bank:
Federal Home Loan Bank advances	1,010	1,914
4.85% subordinated notes due April 2013	499	497
5.20% subordinated notes due April 2015	348	347
7.50% subordinated notes due May 2018	750	750
6.45% subordinated notes due June 2037	497	497
Other long-term debt	174	175
Valuation adjustments on hedged long-term debt	16	43

	3,294	4,223

	$5,861	$8,110

As of December 31, 2012, Regions had seven issuances of subordinated notes totaling $2.7 billion, with stated interest rates ranging from 4.85% to 7.75%. All issuances of these notes are, by definition, subordinated and subject in right of payment of both principal and interest to the prior payment in full of all senior indebtedness of the Company, which is generally defined as all indebtedness and other obligations of the Company to its creditors, except subordinated indebtedness. Payment of the principal of the notes may be accelerated only in the case of certain events involving bankruptcy, insolvency proceedings or reorganization of the Company. In May of 2012, approximately $600 million of subordinated notes matured. The subordinated notes described above qualify as Tier 2 capital under Federal Reserve guidelines. None of the subordinated notes are redeemable prior to maturity.

As of December 31, 2012, Regions had outstanding approximately $498 million of junior subordinated notes (“JSNs”) to affiliated trusts, which contemporaneously issued trust preferred securities which Regions guaranteed. During the fourth quarter of 2012, Regions redeemed its 8.875% Junior Subordinated Notes due 2048. The aggregate principal amount of these notes was approximately $345 million.

FHLB advances at December 31, 2012, 2011 and 2010 had a weighted-average interest rate of 1.4%, 1.0% and 1.0%, respectively, with maturities ranging from one to nineteen years. FHLB borrowings are contingent upon the amount of collateral pledged to the FHLB. Regions has pledged certain loans as collateral for the FHLB advances outstanding. See Note 5 for loans pledged to the FHLB at December 31, 2012 and 2011. Additionally, membership in the FHLB requires an institution to hold FHLB stock. See Note 4 for the amount of FHLB stock held at December 31, 2012 and 2011. During 2012, Regions prepaid approximately $902 million of FHLB advances, realizing an immaterial pre-tax loss on early extinguishment. These extinguishments were part of the Company’s asset/liability management process. Regions’ borrowing availability with the FHLB as of December 31, 2012, based on assets available for collateral at that date, was $6.7 billion.

Regions uses derivative instruments, primarily interest rate swaps, to manage interest rate risk by converting a portion of its fixed-rate debt to a variable-rate. The effective rate adjustments related to these hedges are included in interest expense on long-term borrowings. The weighted-average interest rate on total long-term debt, including the effect of derivative instruments, was 4.7%, 3.3% and 3.2% for the years ended December 31, 2012, 2011 and 2010, respectively. Further discussion of derivative instruments is included in Note 20.

The aggregate amount of contractual maturities of all long-term debt in each of the next five years and thereafter is as follows:

	Year Ended December 31
	Regions Financial Corporation (Parent)	Regions Bank
	(In millions)
2013	$250	$501
2014	696	1,002
2015	497	349
2016	—	2
2017	—	2
Thereafter	1,124	1,438

	$2,567	$3,294

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

Regions’ Bank Note program allows Regions Bank to issue up to $20 billion aggregate principal amount of bank notes outstanding at any one time. No issuances have been made under this program as of December 31, 2012. Notes issued under the program may be senior notes with maturities from 30 days to 15 years and subordinated notes with maturities from 5 years to 30 years. These notes are not deposits and they are not insured or guaranteed by the FDIC.

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

The minimum standard for the ratio of total capital to risk-weighted assets is 8 percent. At least 50 percent of that capital level (which equates to a 4 percent minimum) must consist of common equity, undivided profits and non-cumulative perpetual preferred stock, senior perpetual preferred stock issued to the U.S. Treasury under the Capital Purchase Program, minority interests relating to qualifying common or noncumulative perpetual preferred stock issued by a consolidated U.S. depository institution or foreign bank subsidiary, less goodwill, disallowed deferred tax assets and certain other intangibles (“Tier 1 capital”). The remainder (“Tier 2 capital”) may consist of a limited amount of other preferred stock, mandatorily convertible securities, subordinated debt, and a limited amount of the allowance for loan losses. The sum of Tier 1 capital and Tier 2 capital is “total risk-based capital” or total capital. However, under the Collins Amendment that was passed as a section of the Dodd-Frank Act, trust preferred securities will be eliminated as an element of Tier 1 capital. This disallowance of trust preferred securities will be phased in from January 1, 2013 to January 1, 2016. During the fourth quarter of 2012, Regions redeemed its 8.875% Junior Subordinated Notes due 2048, which caused redemption of the related trust preferred securities. The aggregate principal amount of the notes was approximately $345 million. As of December 31, 2012, Regions had $501 million of trust preferred securities that are subject to the Collins Amendment and $482 million of preferred securities that are exempt from the Collins Amendment. As discussed in Note 14 “Stockholders’ Equity and Accumulated Other Comprehensive Income (Loss)”, on April 4, 2012, $3.5 billion of Series A preferred shares issued to the U.S. Treasury were repurchased.

The minimum guidelines to be considered well capitalized for Total capital and Tier 1 capital are 10 percent and 6 percent, respectively. As of December 31, 2012 and 2011, Regions and its significant subsidiaries are well capitalized under the regulatory framework.

The Company believes that no changes in conditions or events have occurred since December 31, 2012, which would result in changes that would cause Regions or Regions Bank to fall below the well capitalized level.

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

The following tables summarize the applicable holding company and bank regulatory capital requirements. Regions’ capital ratios at December 31, 2012 and 2011 exceeded all regulatory requirements.

	December 31, 2012		Minimum Requirement	To Be Well Capitalized
	Amount	Ratio
	(Dollars in millions)
Tier 1 capital:
Regions Financial Corporation	$11,134	12.00%	4.00%	6.00%
Regions Bank	12,246	13.25	4.00	6.00
Total capital:
Regions Financial Corporation	$14,272	15.38%	8.00%	10.00%
Regions Bank	14,818	16.04	8.00	10.00
Leverage(1) :
Regions Financial Corporation	$11,134	9.65%	3.00%	5.00%
Regions Bank	12,246	10.65	3.00	5.00

(1)	The Leverage ratio requires an additional 100 to 200 basis-point cushion, in certain circumstances, of adjusted quarterly average assets.

	December 31, 2011		Minimum Requirement	To Be Well Capitalized
	Amount	Ratio
	(Dollars in millions)
Tier 1 capital:
Regions Financial Corporation	$12,139	13.28%	4.00%	6.00%
Regions Bank	11,623	12.86	4.00	6.00
Total capital:
Regions Financial Corporation	$15,538	16.99%	8.00%	10.00%
Regions Bank	14,447	15.98	8.00	10.00
Leverage(1) :
Regions Financial Corporation	$12,139	9.91%	3.00%	5.00%
Regions Bank	11,623	9.76	3.00	5.00

(1)	The Leverage ratio requires an additional 100 to 200 basis-point cushion, in certain circumstances, of adjusted quarterly average assets.

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

In addition, Regions must adhere to various U.S. Department of Housing and Urban Development (“HUD”) regulatory guidelines including required minimum capital to maintain their Federal Housing Administration approved status. Failure to comply with the HUD guidelines could result in withdrawal of this certification. As of December 31, 2012, Regions was in compliance with HUD guidelines. Regions is also subject to various capital requirements by secondary market investors.

NOTE 14. STOCKHOLDERS’ EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

On March 19, 2012, the Company issued 153 million shares of common stock at $5.90 per share, generating proceeds of approximately $875 million, net of issuance costs.

On November 1, 2012, Regions issued 20 million depositary shares each representing a 1/40th ownership interest in a share of the Company’s 6.375% Non-Cumulative Perpetual Preferred Stock, Series A, par value $1.00 per share (“Series A Preferred stock”), with a liquidation preference of $1,000 per share of Series A Preferred Stock (equivalent to $25 per depositary share). The issuance generated proceeds of approximately $486 million, net of issuance costs. The Board of Directors declared $4 million in cash dividends on this Series A Preferred Stock for 2012. Due to the Company being in a retained deficit position, the preferred dividends are recorded as a reduction of preferred stock, including related surplus.

On November 14, 2008, Regions completed the sale of 3.5 million shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A, to the U.S. Treasury as part of the Capital Purchase Program (“CPP”). Under this agreement, Regions was required to pay the U.S. Treasury on a quarterly basis a 5 percent dividend, or $175 million annually, for each of the first five years of the investment, and 9 percent thereafter until redemption. As part of its purchase of the preferred securities, the U.S. Treasury also received a warrant to purchase 48.3 million shares of Regions’ common stock at an exercise price of $10.88 per share, subject to anti-dilution and other adjustments. Regions received $3.5 billion from issuance of the Series A preferred shares and the warrant; the warrant was recorded in additional paid-in capital. The fair value allocation of the $3.5 billion between the preferred shares and the warrant resulted in $3.304 billion allocated to the preferred shares and $196 million allocated to the warrant. On April 4, 2012, Regions repurchased all 3.5 million shares of the Series A preferred stock issued to the U.S. Treasury Department under the CPP. Therefore, during the second quarter of 2012, Regions derecognized the carrying value of the Series A shares in the amount of approximately $3.4 billion and recorded approximately $71 million of amortization related to the remaining unaccreted discount, which reduced net income available to common shareholders. The total reduction to shareholders’ equity was $3.5 billion. In early May of 2012, Regions repurchased the warrant from the U.S. Treasury Department for $45 million. The transaction reduced additional paid-in capital within stockholders’ equity by $45 million. The warrant repurchase did not impact results of operations. Accrued dividends on the Series A preferred shares reduced retained earnings by $44 million in 2012 and by $175 million in both 2011 and 2010. The unamortized discount on the preferred shares was zero and $81 million at December 31, 2012 and 2011, respectively. Discount accretion on the preferred shares reduced retained earnings by $10 million during 2012, $39 million in 2011 and $37 million in 2010. Both the preferred securities and the warrant were accounted for as components of Regions’ regulatory Tier 1 capital.

On May 20, 2009, the Company issued 287,500 shares of mandatorily convertible preferred stock, Series B (“Series B shares”), generating net proceeds of approximately $278 million. Accrued dividends on the Series B shares reduced retained earnings $12 million during 2010. In November 2009, a single investor converted approximately 20,000 Series B shares to common shares as allowed under the original transaction documents. On June 18, 2010, as allowed by the terms of the Series B shares, Regions initiated an early conversion of all of the remaining outstanding Series B shares. Dividends accrued and unpaid at the conversion date were settled through issuance of common shares in accordance with the original document. Approximately 63 million common shares were issued in the conversion and dividend settlement.

At December 31, 2012, there were approximately 38,392,000 shares reserved for issuance under stock compensation plans. Stock options outstanding represent approximately 38,258,000 shares and approximately 134,000 shares are reserved for issuance under deferred compensation plans.

At December 31, 2012, Regions had 23 million common shares available for repurchase through open market transactions under an existing share repurchase authorization. There were no treasury stock purchases through open market transactions during 2012 or 2011.

The Board of Directors declared a $0.04 annual cash dividend on its common stock for 2012, 2011 and 2010. During the fourth quarter of 2012, the Company determined that cash dividends related to common stock should reduce the additional paid-in capital component of stockholders’ equity rather than retained earnings while in a retained deficit position. This error resulted in a reclassification of common stock cash dividends between additional paid-in capital and retained earnings (deficit). Management has determined that the effect of this item is immaterial to prior reporting periods affected. The Company did reclassify all prior year amounts presented to conform to the current period classification. The cumulative amount of the reclassification was $246 million, of which $105 million related to periods prior to 2010. The reclassification had no impact on total stockholders’ equity, regulatory capital or regulatory capital ratios.

Activity within the balances in accumulated other comprehensive income (loss) is shown in the following tables for the years ended December 31 as follows:

	2012
	Unrealized gains on securities available for sale	Unrealized gains on derivative instruments designated as cash flow hedges	Defined benefit pension plans and other post employment benefits	Accumulated other comprehensive income (loss), net of tax
	(In millions)
Beginning of period	$322	$84	$(475)	$(69)
Net change	114	9	11	134

End of period	$436	$93	$(464)	$65

	2011
	Unrealized gains on securities available for sale	Unrealized gains on derivative instruments designated as cash flow hedges	Defined benefit pension plans and other post employment benefits	Accumulated other comprehensive income (loss), net of tax
	(In millions)
Beginning of period	$78	$(10)	$(328)	$(260)
Net change	244	94	(147)	191

End of period	$322	$84	$(475)	$(69)

	2010
	Unrealized gains on securities available for sale	Unrealized gains on derivative instruments designated as cash flow hedges	Defined benefit pension plans and other post employment benefits	Accumulated other comprehensive income (loss), net of tax
	(In millions)
Beginning of period	$272	$156	$(298)	$130
Net change	(194)	(166)	(30)	(390)

End of period	$78	$(10)	$(328)	$(260)

NOTE 15. EARNINGS (LOSS) PER COMMON SHARE

The following table sets forth the computation of basic earnings (loss) per common share and diluted earnings (loss) per common share for the years ended December 31:

	2012	2011	2010
	(In millions, except per share amounts)
Numerator:
Income (loss) from continuing operations	$1,179	$189	$(468)
Preferred stock dividends and accretion	(129)	(214)	(224)

Income (loss) from continuing operations available to common shareholders	1,050	(25)	(692)
Loss from discontinued operations, net of tax	(59)	(404)	(71)

Net income (loss) available to common shareholders	$991	$(429)	$(763)

Denominator:
Weighted-average common shares outstanding—basic	1,381	1,258	1,227
Potential common shares	6	—	—

Weighted-average common shares outstanding—diluted	1,387	1,258	1,227

Earnings (loss) per common share from continuing operations(1):
Basic	$0.76	$(0.02)	$(0.56)
Diluted	0.76	(0.02)	(0.56)
Loss per common share from discontinued operations(1):
Basic	(0.04)	(0.32)	(0.06)
Diluted	(0.04)	(0.32)	(0.06)
Earnings (loss) per common share(1):
Basic	0.72	(0.34)	(0.62)
Diluted	0.71	(0.34)	(0.62)

(1)	Certain per share amounts may not appear to reconcile due to rounding.

In 2012, diluted earnings per common share from continuing operations is calculated using a denominator of 1,387 million shares, which includes 6 million potential common shares. Basic and diluted weighted-average common shares outstanding for earnings per common share from continuing operations and in total are the same for 2011 and 2010 due to the Company experiencing net losses. For earnings per common share from discontinued operations, basic and diluted weighted-average common shares outstanding are the same for all periods presented due to the Company experiencing net losses.

The effect from the assumed exercise of 36 million stock options for the year ended December 31, 2012, was not included in the above computations of diluted earnings per common share because such amounts would have had an antidilutive effect on earnings per common share.

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

NOTE 16. SHARE-BASED PAYMENTS

Regions has long-term incentive compensation plans that permit the granting of incentive awards in the form of stock options, restricted stock, restricted stock awards and units, performance awards and/or stock appreciation rights. While Regions has the ability to issue stock appreciation rights, none have been issued to date. The terms of all awards issued under these plans are determined by the Compensation Committee of the Board of Directors; however, no awards may be granted after the tenth anniversary from the date the plans were initially approved by shareholders. Incentive awards usually vest based on employee service, generally within three years from the date of the grant. The contractual lives of options granted under these plans range from seven to ten years from the date of the grant.

On May 13, 2010, the shareholders of the Company approved the Regions Financial Corporation 2010 Long-Term Incentive Plan (“2010 LTIP”), which permits the Company to grant to employees and directors various forms of incentive compensation. These forms of incentive compensation are similar to the types of compensation approved in prior plans. The 2010 LTIP authorizes 100 million common share equivalents available for grant, where grants of options count as one share equivalent and grants of full value awards (e.g., shares of restricted stock, restricted stock units and performance stock units) count as 2.25 share equivalents. Unless otherwise determined by the Compensation Committee of the Board of Directors, grants of restricted stock, restricted stock units and performance stock units accrue dividends as they are declared by the Board of Directors, and the dividends are paid upon vesting of the award. The 2010 LTIP closed all prior long-term incentive plans to new grants, and accordingly, prospective grants must be made under the 2010 LTIP or a successor plan. All existing grants under prior long-term incentive plans were unaffected by this amendment. The number of remaining share equivalents available for future issuance under the 2010 LTIP was approximately 66 million at December 31, 2012.

Grants of performance-based restricted stock typically have a one to three-year performance period, and shares vest within three years after the grant date. Restricted stock units have a vesting period of three to five years. Generally, the terms of these plans stipulate that the exercise price of options may not be less than the fair market value of Regions’ common stock at the date the options are granted; however, under prior stock option plans, non-qualified options could be granted with a lower exercise price than the fair market value of Regions’ common stock on the date of grant. The contractual life of options granted under these plans ranges from seven to ten years from the date of grant. Regions issues new shares from authorized reserves upon exercise. Grantees of restricted stock awards or units must either remain employed with the Company for certain periods from the date of grant in order for shares to be released or issued or retire after meeting the standards of a retiree, at which time shares would be prorated and released.

The following table summarizes the elements of compensation cost recognized in the consolidated statements of operations for the years ended December 31:

	2012	2011	2010
	(In millions)
Compensation cost of share-based compensation awards:
Restricted stock awards	$23	$10	$10
Stock options	7	9	13
Cash-settled restricted stock units	3	3	7
Tax benefits related to compensation cost	(12)	(8)	(11)

Compensation cost of share-based compensation awards, net of tax	$21	$14	$19

Note: The table above includes compensation cost of share-based compensation awards from discontinued operations of approximately zero, $1 million, and $1 million, net of tax, for years 2012, 2011, and 2010, respectively (see Note 3 to the consolidated financial statements).

STOCK OPTIONS

No stock option grants were made during 2012. In 2011 and 2010, Regions made stock option grants that vest based upon a service condition. The fair value of these stock options was estimated on the date of the grant using a Black-Scholes option pricing model and related assumptions. The stock options vest ratably over a three-year term. During 2009, Regions made stock option grants from prior long-term incentive plans that vest based upon a service condition and a market condition in addition to awards that were similar to prior grants. The fair value of these stock options was estimated on the date of the grant using a Monte-Carlo simulation method. The simulation generates a defined number of stock price paths in order to develop a reasonable estimate of the range of future expected stock prices and minimize standard error.

The following table summarizes the weighted-average assumptions used and the weighted-average estimated fair values related to stock options granted during the years ended December 31:

	2011		2010
Expected option life	5.8	yrs.	5.8	yrs.
Expected volatility	75.5%		74.0%
Expected dividend yield	2.3%		2.2%
Risk-free interest rate	2.0%		2.2%
Fair value	$3.66		$3.86

Refer to Note 1 for a discussion of the methodologies used to derive the underlying assumptions used in the Black-Scholes option pricing model. The expected volatility increased in 2011 based upon increases in the historical volatility of Regions’ stock price, offset slightly by reductions in the implied volatility measurements from traded options on the Company’s stock, when comparing to the prior year.

The following table summarizes the activity for 2012, 2011 and 2010 related to stock options:

	Number of Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value (In Millions)	Weighted- Average Remaining Contractual Term
Outstanding at December 31, 2009	52,968,560	$26.34	$8	5.04 yrs.
Granted	7,173,667	7.00
Exercised	(137,736)	3.29
Canceled/Forfeited	(5,004,865)	20.66

Outstanding at December 31, 2010	54,999,626	$24.41	$11	4.76 yrs.
Granted	1,451,200	6.59
Exercised	(18,442)	3.29
Canceled/Forfeited	(10,081,035)	25.30

Outstanding at December 31, 2011	46,351,349	$23.62	$3	4.55 yrs.
Granted	—	—
Exercised	(338,182)	4.07
Canceled/Forfeited	(7,754,963)	27.06

Outstanding at December 31, 2012	38,258,204	$23.09	$11	3.99 yrs.

Exercisable at December 31, 2012	35,279,710	$24.46	$11	3.68 yrs.

For the years ended December 31, 2012, 2011, and 2010, the total intrinsic value of options exercised was immaterial.

RESTRICTED STOCK AWARDS AND PERFORMANCE STOCK AWARDS

During 2012, 2011 and 2010, Regions made restricted stock grants that vest based upon a service condition. During 2012, the Company also made restricted stock unit and performance stock unit grants; restricted stock units vest based upon a service condition and performance stock units vest based upon service and performance conditions. Dividend payments during the vesting period are deferred to the end of the vesting term. The fair value of these restricted shares, restricted stock units, and performance stock units was estimated based upon the fair value of the underlying shares on the date of the grant. The valuation was not adjusted for the deferral of dividends.

Activity related to restricted stock awards and performance stock awards for 2012, 2011 and 2010 is summarized as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested at December 31, 2009	5,964,594	$17.15
Granted	1,166,968	6.96
Vested	(936,412)	34.00
Forfeited	(1,264,706)	15.97

Non-vested at December 31, 2010	4,930,444	$12.13
Granted	2,705,834	6.66
Vested	(1,206,373)	23.36
Forfeited	(149,545)	12.93

Non-vested at December 31, 2011	6,280,360	$7.60
Granted	8,461,987	5.86
Vested	(2,047,900)	10.12
Forfeited	(749,268)	4.22

Non-vested at December 31, 2012	11,945,179	$6.15

As of December 31, 2012, the pre-tax amount of non-vested stock options, restricted stock, restricted stock units and performance stock units not yet recognized was $39 million, which will be recognized over a weighted-average period of 1.4 years. No share-based compensation costs were capitalized during the years ended December 31, 2012, 2011 and 2010.

Regions issued approximately 259 thousand, 867 thousand, and 799 thousand of cash-settled restricted stock units during 2012, 2011, and 2010, respectively.

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

The following table sets forth the plans’ change in benefit obligation, plan assets and the funded status of the pension and other postretirement benefits plans, using a December 31 measurement date, and amounts recognized in the consolidated balance sheets at December 31:

	Pension		Other Postretirement Benefits
	2012	2011	2012	2011
	(In millions)
Change in benefit obligation
Projected benefit obligation, beginning of period	$1,986	$1,725	$30	$31
Service cost	40	36	—	—
Interest cost	90	91	2	1
Actuarial losses (gains)	135	216	—	—
Benefit payments	(81)	(80)	(3)	(2)
Administrative expenses	(3)	(2)	—	—

Projected benefit obligation, end of period	$2,167	$1,986	$29	$30

Change in plan assets
Fair value of plan assets, beginning of period	$1,494	$1,509	$4	$4
Actual return on plan assets	191	58	—	—
Company contributions	148	9	2	2
Benefit payments	(81)	(80)	(3)	(2)
Administrative expenses	(3)	(2)	—	—

Fair value of plan assets, end of period	$1,749	$1,494	$3	$4

Funded status and accrued benefit cost at measurement date	$(418)	$(492)	$(26)	$(26)

Amount recognized in the Consolidated Balance Sheets:
Other liabilities	$(418)	$(492)	$(26)	$(26)

Pre-tax amounts recognized in Accumulated Other Comprehensive (Income) Loss:
Net actuarial loss (gain)	$755	$767	$(5)	$(5)
Prior service cost (credit)	3	5	(4)	(7)

	$758	$772	$(9)	$(12)

The accumulated benefit obligation for all defined-benefit plans was $2.1 billion and $1.9 billion as of December 31, 2012 and 2011, respectively, which exceeded all corresponding plan assets as of December 31, 2012 and 2011. Net periodic pension cost included the following components for the year ended December 31:

	Pension
	2012	2011	2010
	(In millions)
Service cost	$40	$36	$36
Interest cost	90	91	93
Expected return on plan assets	(115)	(121)	(107)
Amortization of actuarial loss	71	45	44
Amortization of prior service cost	1	1	1
Settlement charge	—	—	3

Net periodic benefit cost	$87	$52	$70

There was no material impact from other postretirement benefits on the consolidated statements of operations for December 31, 2012, 2011 and 2010.

The estimated amounts that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost in 2013 are as follows:

	Pension	Other Postretirement Benefits
	(In millions)
Actuarial loss	$66	$—
Prior service cost (credit)	1	(1)

	$67	$(1)

The weighted-average assumptions used to determine benefit obligations at December 31 are as follows:

	Pension		Other Postretirement Benefits
	2012	2011	2012	2011
Discount rate	4.21%	4.58%	3.60%	4.25%
Rate of annual compensation increase	3.75	3.75	N/A	N/A

The weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31 are as follows:

	Pension			Other Postretirement Benefits
	2012	2011	2010	2012	2011	2010
Discount rate	4.58%	5.41%	6.02%	4.25%	4.90%	5.35%
Expected long-term rate of return on plan assets	7.75	8.25	8.25	4.00	4.00	5.00
Rate of annual compensation increase	3.75	3.76	5.00	N/A	N/A	N/A

The expected long-term rate of return on plan assets is based on an estimated reasonable range of probable returns. Management chose a point within the range based on the probability of achievement combined with incremental returns attributable to active management.

The assumed health care cost trend rate for postretirement medical benefits was 6.8 percent for 2012 and is assumed to decrease gradually to 4.5 percent by 2027 and remain at that level thereafter. A one-percentage point change in assumed health care cost trend rates would have an immaterial effect on total service cost and interest cost components as well as the related postretirement obligations.

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

The Regions’ pension plan has a portion of its investments in Regions’ common stock. At December 31, 2012, the number of shares held by the plan was 2,855,618, which represents approximately one percent of the plan assets for a total market value of approximately $20 million.

The following table presents the fair value of Regions’ defined-benefit pension plans’ and other postretirement plans’ financial assets as of December 31:

	2012				2011
	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3	Fair Value
				(In millions)
Cash and cash equivalents(1)	$34	$—	$—	$34	$30	$—	$—	$30

Fixed income securities:
U.S. Treasury and federal agency securities	—	130	—	130	—	116	—	116
Mortgage-backed securities	—	8	—	8	—	11	—	11
Collateralized mortgage obligations	—	3	—	3	—	11	—	11
Obligations of states and political subdivisions	—	1	—	1	—	1	—	1
Corporate bonds	—	167	—	167	—	158	—	158

Total fixed income securities	$—	$309	$—	$309	$—	$297	$—	$297

Equity securities:
Domestic	253	—	—	253	211	—	—	211
International	5	—	—	5	3	—	—	3

Total common stock	$258	$—	$—	$258	$214	$—	$—	$214

Mutual funds:
Domestic	347	—	—	347	309	—	—	309
International	1	—	—	1	1	—	—	1

Total mutual funds	$348	$—	$—	$348	$310	$—	$—	$310

Collective investment trust funds:
Fixed income fund	—	221	—	221	—	210	—	210
Common stock fund	—	40	—	40	—	31	—	31
International fund	—	208	—	208	—	120	—	120

	$—	469	—	$469	$—	361	—	$361

International hedge funds	$—	$84	$—	$84	$—	$73	$—	$73

Real estate funds	$—	$—	$203	$203	$—	$—	$186	$186

Private equity funds	$—	$—	$46	$46	$—	$—	$26	$26

Other assets	$—	$—	$1	$1	$—	$—	$1	$1

	$640	$862	$250	$1,752	$554	$731	$213	$1,498

(1)	This amount includes financial assets related to other postretirement plans of approximately $3 million and $4 million at December 31, 2012 and 2011, respectively.

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

Fair Value Measurements Using

Significant Unobservable Inputs

Year Ended December 31, 2012

(Level 3 measurements only)

	Real estate funds	Private equity funds	Other assets
		(In millions)
Beginning balance, January 1, 2012	$186	$26	$1
Actual return on plan assets:
Net appreciation (depreciation) in fair value of investments	15	(2)	—
Purchases, sales, issuances, and settlements, net	2	22	—

Ending balance, December 31, 2012	$203	$46	$1

The amount of total gains (losses) for the period attributable to the change in unrealized gains (losses) relating to assets still held at December 31, 2012:	$15	$(2)	$—

Fair Value Measurements Using

Significant Unobservable Inputs

Year Ended December 31, 2011

(Level 3 measurements only)

	Real estate funds	Private equity funds	Other assets
	(In millions)
Beginning balance, January 1, 2011	$102	$9	$1
Actual return on plan assets:
Net appreciation (depreciation) in fair value of investments	19	—	—
Purchases, sales, issuances, and settlements, net	65	17	—

Ending balance, December 31, 2011	$186	$26	$1

The amount of total gains (losses) for the period attributable to the change in unrealized gains (losses) relating to assets still held at December 31, 2011:	$19	$—	$—

Information about the expected cash flows for the pension plan and other postretirement benefits plans is as follows:

	Pension	Other Postretirement Benefits
	(In millions)
Expected Employer Contributions:
2013	$11	$2

Expected Benefit Payments:
2013	$91	$3
2014	99	3
2015	95	2
2016	99	2
2017	118	2
2018-2022	589	10

OTHER PLANS

Regions has a defined-contribution 401(k) plan that includes a Company match of eligible employee contributions. Eligible employees include those who have been employed for one year and have worked a minimum of 1,000 hours. During 2012, Regions began providing an automatic 2 percent cash 401(k) contribution to eligible employees regardless of whether or not they were contributing to the 401(k) plan. To receive this contribution, employees must not be actively accruing a benefit in the Regions’ pension plan and must be employed at the end of year. Eligible employees who are already contributing to the 401(k) plan will continue to receive up to a 4 percent Company match plus the new automatic 2 percent cash contribution. During 2011 and 2010, the match totaled 100 percent of the eligible employee pre-tax contribution (up to 6 percent of compensation). The Company match is initially invested in Regions common stock. Regions’ match to the 401(k) plan on behalf of employees totaled $29 million, $42 million and $40 million in 2012, 2011 and 2010, respectively. Regions’ 2 percent cash contribution for 2012 was approximately $12 million. Regions’ 401(k) plan held 36 million and 34 million shares of Regions common stock at December 31, 2012 and 2011, respectively. The 401(k) plan received $1 million in dividends on Regions common stock for each of the years ended December 31, 2012, 2011 and 2010.

NOTE 18. OTHER NON-INTEREST INCOME AND EXPENSE

The following is a detail of other non-interest income from continuing operations for the years ended December 31:

	2012	2011	2010
	(In millions)
Insurance commissions and fees	$109	$106	$104
Bank-owned life insurance	81	83	88
Commercial credit fee income	68	80	76
Net loss from affordable housing	(49)	(69)	(72)
Credit card / bank card income	85	65	31
Other miscellaneous income	91	107	104

	$385	$372	$331

The following is a detail of other non-interest expense from continuing operations for the years ended December 31:

	2012	2011	2010
	(In millions)
Professional and legal expenses	$114	$175	$170
Amortization of core deposit intangible	83	95	107
Other real estate owned expense	52	162	209
Credit/checkcard expenses	64	50	41
Deposit administrative fee	162	217	220
Loss on early extinguishment of debt	11	—	108
Branch consolidation and property and equipment charges	—	75	—
(Gain)/loss on loans held for sale, net	(61)	1	32
Marketing	87	62	66
Outside services	82	62	52
Other miscellaneous expenses	526	443	451

	$1,120	$1,342	$1,456

NOTE 19. INCOME TAXES

The components of income tax expense (benefit) from continuing operations for the years ended December 31 were as follows:

	2012	2011	2010
	(In millions)
Current income tax expense (benefit):
Federal	$(20)	$2	$(183)
State	16	1	2

Total current expense (benefit)	$(4)	$3	$(181)

Deferred income tax expense (benefit):
Federal	$383	$1	$(123)
State	103	(32)	(72)

Total deferred expense (benefit)	$486	$(31)	$(195)

Total income tax expense (benefit)	$482	$(28)	$(376)

Note: The table above does not include income tax expense (benefit) from discontinued operations of $(40) million, $(4) million and $30 million in 2012, 2011 and 2010, respectively. The deferred income tax expense (benefit) reflected in discontinued operations was $(52) million, $8 million and $(15) million in 2012, 2011 and 2010, respectively.

Income tax expense (benefit) does not reflect the tax effects of unrealized gains and losses on securities available for sale, unrealized gains and losses on derivative instruments and the net change from defined benefit plans. Refer to Note 14 for additional information on stockholders’ equity and accumulated other comprehensive income (loss).

The income tax effects resulting from stock transactions under the Company’s compensation plans were a decrease to stockholders’ equity of $6 million, $7 million and $11 million in 2012, 2011 and 2010, respectively.

Income taxes from continuing operations for financial reporting purposes differs from the amount computed by applying the statutory federal income tax rate of 35 percent for the years ended December 31, as shown in the following table:

	2012	2011	2010
	(Dollars in millions)
Tax on income (loss) from continuing operations computed at statutory federal income tax rate	$582	$56	$(295)
Increase (decrease) in taxes resulting from:
State income tax, net of federal tax effect	77	(20)	(46)
Affordable housing credits and other credits	(108)	(107)	(102)
Federal audit settlement	(61)	—	—
Bank-owned life insurance	(32)	(34)	(33)
Tax-exempt income from obligations of states and political subdivisions	(29)	(21)	(21)
Lease financing	24	24	74
Regulatory charge	—	(17)	26
Goodwill impairment	—	89	—
Other, net	29	2	21

Income tax expense (benefit)	$482	$(28)	$(376)

Effective tax rate	29.0%	(17.4)%	44.5%

Note: The table above relates to income taxes from continuing operations. In 2011, a regulatory settlement was finalized and a portion was determined to be deductible for income tax purposes. This settlement resulted in a $27 million income tax benefit to discontinued operations. In addition, the $492 million goodwill impairment reflected in 2011 discontinued operations resulted in a $14 million income tax benefit. The 2010 regulatory charge of $125 million reflected in discontinued operations was considered to be non-deductible at the time of the accrual.

Significant components of the Company’s net deferred tax asset at December 31 are listed below:

	2012	2011
	(In millions)
Deferred tax assets:
Allowance for loan losses	$757	$1,069
Accrued expenses	219	110
Net operating loss carryfowards, if applicable, net of federal tax effect	187	195
Federal tax credit carryforwards	177	260
Employee benefits and deferred compensation	64	115
Unrealized gains and losses included in stockholders’ equity	—	46
Other	115	154

Total deferred tax assets	1,519	1,949
Less: valuation allowance	(70)	(32)

Total deferred tax assets less valuation allowance	1,449	1,917
Deferred tax liabilities:
Lease financing	344	315
Goodwill and intangibles	191	200
Mortgage servicing rights	62	54
Unrealized gains and losses included in stockholders’ equity	37	—
Fixed assets	17	25
Other	35	37

Total deferred tax liabilities	686	631

Net deferred tax asset	$763	$1,286

The following table provides details of the Company’s tax carryforwards at December 31, 2012, including the expiration dates, any related valuation allowance and the amount of taxable earnings necessary to fully realize each net deferred tax asset balance:

	Expiration Dates		Deferred Tax Asset Balance	Valuation Allowance	Net Deferred Tax Asset Balance	Pre-Tax Earnings Necessary to Realize (1)
	(In millions)
General business credits-federal	2030-2032		$167	$—	$167	$	N/A
Alternate minimum tax credits-federal	None	(2)	10	—	10		N/A
Net operating losses-states	2013-2017		48	(24)	24		581
Net operating losses-states	2018-2024		69	(27)	42		1,055
Net operating losses-states	2025-2032		70	(14)	56		1,513
Other credits-states	2013-2017		7	(5)	2		N/A

(1)	N/A indicates that credits are not measured on a pre-tax basis.
(2)	Alternative minimum tax credits can be carried forward indefinitely.

Of the $763 million net deferred tax asset, $301 million relates to net operating losses and tax carryforwards of which $68 million expires before 2025 (as detailed in the table above). The remaining $462 million of net deferred tax assets do not have a set expiration date at December 31, 2012.

The Company’s determination of the realization of the net deferred tax asset is based on its assessment of all available positive and negative evidence. At December 31, 2012, the Company is no longer in a three-year cumulative loss position and therefore, does not have this negative evidence to consider in assessing the realization of its net deferred tax asset. Additional positive evidence supporting the realization of the deferred tax assets at December 31, 2012 includes the reversal of taxable temporary differences that will offset approximately $812 million of the gross deferred tax asset and generation of taxable income for the two prior tax years.

The Company believes that a portion of the state net operating loss carryforwards and state tax credit carryforwards will not be realized due to the length of certain state carryforward periods. Accordingly, a valuation allowance has been established in the amount of $70 million against such benefits at December 31, 2012 compared to $32 million at December 31, 2011. The valuation allowance increase of $38 million was due to multiple factors including: forecasted pre-tax income, including the timing of such forecasted income; forecasted taxable income, including the timing of various temporary differences; the implementation of planning strategies, if any; and the length of the state statutory carryforward period.

A reconciliation of the beginning and ending amount of unrecognized tax benefits (“UTBs”) is as follows:

	2012	2011	2010
	(In millions)
Balance at beginning of year (1)	$94	$93	$81
Additions based on tax positions related to the current year	24	6	9
Additions based on tax positions taken in a prior period	11	10	32
Reductions based on tax positions taken in a prior period	(63)	(10)	(29)
Settlements	(11)	(3)	—
Expiration of statute of limitations	—	(2)	—

Balance at end of year	$55	$94	$93

(1)	The unrecognized tax benefit table was corrected to reflect an additional $55 million in the beginning balance of 2010. As a result of the settlement of an Internal Revenue Service examination in 2012, it was determined that this amount was more appropriately reflected as an unrecognized tax benefit. The disclosure relating to the 2011 and 2010 impact on the effective tax rate upon the release of unrecognized tax benefits, as discussed below, has been similarly adjusted. The Company has determined that the effect of this adjustment is immaterial to disclosures in prior periods.

During 2012, the Company reached an agreement with the Internal Revenue Service (“IRS”) that effectively settled the IRS examinations for the tax years 2007, 2008 and 2009. The Revenue Agent’s Report was issued in 2010, which included proposed adjustments that decreased and increased taxable income. In 2011, the Company filed a protest with the IRS Appeals Division regarding a proposed adjustment to change the timing of certain deductions. During 2012, the Company reached a resolution on this proposed adjustment and the examination was settled. This settlement resulted in a $61 million reduction in income tax expense. At this time, the Company has no expectation that the settlement related to any of the protested adjustments will be reexamined. All federal tax years subsequent to the above years are open to examination.

With few exceptions, the Company is no longer subject to state and local income tax examinations for tax years before 2008. Currently, there are disputed tax positions taken in previously filed tax returns with certain states, including positions regarding investment and intellectual property subsidiaries. The Company continues to evaluate these positions and intends to defend proposed adjustments made by these tax authorities. The Company does not anticipate that the ultimate resolution of these examinations will result in a material change to its business, financial position, results of operations or cash flows.

As a result of the potential resolution of certain federal and state income tax positions, it is reasonably possible that the UTBs could decrease as much as $22 million during the next twelve months, since resolved items will be removed from the balance whether their resolution results in payment or recognition in earnings.

As of December 31, 2012, 2011 and 2010, the balance of the Company’s UTBs that would reduce the effective tax rate, if recognized, was $40 million, $80 million and $79 million, respectively. The remainder of the UTB balance has indirect tax benefits in other jurisdictions or is the tax effect of temporary differences.

During 2012, 2011 and 2010, income tax expense (benefit) includes interest expense, interest income and penalties related to income taxes, before the impact of any applicable federal and state deductions, of zero, ($2) million and $2 million, respectively. As of December 31, 2012 and December 31, 2011, the Company recognized a liability of $1 million and $7 million, respectively, for interest and penalties related to income taxes, before the impact of any applicable federal and state deductions.

NOTE 20. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

The following tables present the notional and fair value of derivative instruments on a gross basis as of December 31:

	December 31, 2012			December 31, 2011
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Gain (1)	Loss (1)		Gain (1)	Loss (1)
	(In millions)
Derivatives in fair value hedging relationships:
Interest rate swaps	$5,388	$101	$1	$5,535	$153	$1
Forward commitments	—	—	—	640	—	11
Derivatives in cash flow hedging relationships:
Interest rate swaps	1,000	2	—	11,500	209	1

Total derivatives designated as hedging instruments	$6,388	$103	$1	$17,675	$362	$13

Derivatives not designated as hedging instruments:
Interest rate swaps (2)	$46,054	$1,746	$1,775	$59,293	$2,396	$2,414
Interest rate options (3)	3,274	25	4	4,018	41	28
Interest rate futures and forward commitments(4)	43,908	10	13	70,607	11	23
Other contracts	2,213	31	32	1,276	43	36

Total derivatives not designated as hedging instruments (4)	$95,449	$1,812	$1,824	$135,194	$2,491	$2,501

Total derivatives (4)	$101,837	$1,915	$1,825	$152,869	$2,853	$2,514

(1)	Derivatives in a gain position are recorded as other assets and derivatives in a loss position are recorded as other liabilities on the consolidated balance sheets.
(2)	Includes Morgan Keegan amounts of $4.2 billion in notional value and $454 million in other assets/other liabilities as of December 31, 2011.
(3)	Includes Morgan Keegan amounts of $364 million in notional value and $23 million in other assets/other liabilities as of December 31, 2011.
(4)	During the third quarter of 2012, the Company discovered an error in the preparation of its derivative footnote as of December 31, 2011. The error resulted in an overstatement in the disclosed notional value of derivatives not designated as hedging instruments, specifically interest rate futures and forward commitments. Management has determined that the effect of this item is immaterial to prior periods and adjusted the applicable 2011 notional amounts in the derivative footnote.

HEDGING DERIVATIVES

Derivatives entered into to manage interest rate risk and facilitate asset/liability management strategies are designated as hedging derivatives. Derivative financial instruments that qualify in a hedging relationship are classified, based on the exposure being hedged, as either fair value hedges or cash flow hedges. The Company formally documents all hedging relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for entering into various hedge transactions. The Company performs periodic assessments to determine whether the hedging relationship has been highly effective in offsetting changes in fair values or cash flows of hedged items and whether the relationship is expected to continue to be highly effective in the future.

When a hedge is terminated or hedge accounting is discontinued because the hedged item no longer meets the definition of a firm commitment, or because it is probable that the forecasted transaction will not occur by the end of the specified time period, the derivative will continue to be recorded in the consolidated balance sheets at its fair value, with changes in fair value recognized currently in investment fee income. Any asset or liability that was recorded pursuant to recognition of the firm commitment is removed from the consolidated balance sheets and recognized currently in other non-interest expense. Gains and losses that were accumulated in accumulated other comprehensive income (loss) pursuant to the hedge of a forecasted transaction are recognized immediately in other non-interest expense.

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

CASH FLOW HEDGES

Cash flow hedge relationships mitigate exposure to the variability of future cash flows or other forecasted transactions. For cash flow hedge relationships, the effective portion of the gain or loss related to the derivative instrument is recognized as a component of accumulated other comprehensive income (loss). Ineffectiveness is measured by comparing the change in fair value of the respective derivative instrument and the change in fair value of a “perfectly effective” hypothetical derivative instrument. Ineffectiveness will be recognized in earnings only if it results from an over hedge. The ineffective portion of the gain or loss related to the derivative instrument, if any, is recognized in earnings as other non-interest expense during the period of change. Amounts recorded in accumulated other comprehensive income (loss) are recognized in earnings in the periods during which the hedged item impacts earnings.

Regions enters into interest rate swap agreements to manage overall cash flow changes related to interest rate risk exposure on LIBOR-based loans. The agreements effectively modify the Company’s exposure to interest rate risk by utilizing receive fixed/pay LIBOR interest rate swaps.

Regions issues long-term fixed-rate debt for various funding needs. Regions enters into receive LIBOR/pay fixed forward starting swaps to hedge risks of changes in the projected quarterly interest payments attributable to changes in the benchmark interest rate (“LIBOR”) during the time leading up to the probable issuance date of the new long term fixed-rate debt.

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

Regions recognized an unrealized after-tax gain of $92 million and an unrealized after-tax loss of $45 million in accumulated other comprehensive income (loss) at December 31, 2012 and 2011, respectively, related to terminated cash flow hedges of loan and debt instruments which will be amortized into earnings in conjunction with the recognition of interest payments through 2017. Regions recognized pre-tax income of $28 million and $48 million during the years ended December 31, 2012 and 2011, respectively, related to the amortization of cash flow hedges of loan and debt instruments.

Regions expects to reclassify out of other comprehensive income (loss) and into earnings approximately $56 million in pre-tax income due to the receipt or payment of interest payments on all cash flow hedges within the next twelve months. Included in this amount is $47 million in pre-tax net gains related to the amortization of discontinued cash flow hedges. The maximum length of time over which Regions is hedging its exposure to the variability in future cash flows for forecasted transactions is approximately seven years as of December 31, 2012.

The following tables present the effect of derivative instruments on the statements of operations:

	Gain or (Loss) Recognized in Income on Derivatives			Location of Amounts Recognized in Income on Derivatives and Related Hedged Item	Gain or (Loss) Recognized in Income on Related Hedged Item
	2012	2011	2010		2012	2011	2010
	(In millions)				(In millions)
Fair Value Hedges:
Interest rate swaps on:
Debt/CDs	$104	$173	$245	Interest expense	$12	$15	$11
Debt/CDs	(50)	(74)	47	Other non-interest expense	41	89	(62)
Forward commitments on:
Securities available for sale	—	(46)	—	Other non-interest expense	—	46	—

Total	$54	$53	$292		$53	$150	$(51)

	Effective Portion (3)
	Gain or (Loss) Recognized in AOCI (1)			Location of Amounts Reclassified from AOCI into Income	Gain or (Loss) Reclassified from AOCI into Income (2)
	2012	2011	2010		2012	2011	2010
	(In millions)				(In millions)
Cash Flow Hedges:
Interest rate swaps	$—	$92	$(97)	Interest income on loans	$82	$183	$182
Forward starting swaps	9	2	(35)	Interest expense on debt	(15)	(11)	—
Interest rate options	—	(2)	(21)	Interest income on loans	—	4	43
Eurodollar futures	—	1	(13)	Interest income on loans	—	(2)	34

Total	$9	$93	$(166)		$67	$174	$259

(1)	After-tax
(2)	Pre-tax
(3)	All cash flow hedges were highly effective for all periods presented, and the change in fair value attributed to hedge ineffectiveness was not material.

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

Regions enters into interest rate lock commitments, which are commitments to originate mortgage loans whereby the interest rate on the loan is determined prior to funding and the customers have locked into that interest rate. At December 31, 2012 and 2011, Regions had $775 million and $559 million, respectively, in total notional amount of rate lock commitments. Regions manages market risk on interest rate lock commitments and mortgage loans held for sale with corresponding forward sale commitments, which are recorded at fair value with changes in fair value recorded in mortgage income. At December 31, 2012 and 2011, Regions had $1.9 billion and $1.3 billion, respectively, in total absolute notional amount related to these forward rate commitments.

Regions has elected to account for mortgage servicing rights at fair market value with any changes to fair value being recorded within mortgage income. Concurrent with the election to use the fair value measurement method, Regions began using various derivative instruments, in the form of forward rate commitments, futures contracts, swaps and swaptions to mitigate the statement of operations effect of changes in the fair value of its mortgage servicing rights. As of December 31, 2012 and 2011, the total notional amount related to these contracts was $4.7 billion and $5.1 billion, respectively.

The following table presents the location and amount of gain or (loss) recognized in income on derivatives not designated as hedging instruments in the statements of operations for the years ended December 31:

Derivatives Not Designated as Hedging Instruments	2012	2011	2010
	(In millions)
Investment fee income
Interest rate swaps	$29	$11	$(10)
Interest rate options	(1)	(3)	3
Interest rate futures and forward commitments	(1)	(1)	(3)
Other contracts	10	11	11

Total investment fee income	37	18	1

Mortgage income
Interest rate swaps	28	80	18
Interest rate options	7	2	(4)
Interest rate futures and forward commitments	35	18	74

Total mortgage income	70	100	88

	$107	$118	$89

Credit risk, defined as all positive exposures not collateralized with cash or other assets, totaled approximately $713 million and $924 million at December 31, 2012 and 2011, respectively. This amount represents the net credit risk on all trading and other derivative positions held by Regions.

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

Regions’ maximum potential amount of future payments under these contracts as of December 31, 2012 is approximately $33 million. This scenario would only occur if variable interest rates were at zero percent and all counterparties defaulted with zero recovery. The fair value of sold protection at December 31, 2012 was immaterial. In transactions where Regions has sold credit protection, recourse to collateral associated with the original swap transaction is available to offset some or all of Regions’ obligation.

CONTINGENT FEATURES

Certain of Regions’ derivative instrument contracts with broker-dealers contain provisions allowing those broker-dealers to terminate the contracts in the event that Regions’ and/or Regions Bank’s credit rating falls below specified ratings from certain major credit rating agencies. During the fourth quarter of 2010, Regions and Regions Bank experienced ratings downgrades from major credit rating agencies such that certain ratings for Regions and Regions Bank were below investment grade. As a result of these ratings downgrades, certain of Regions Bank’s broker-dealer counterparties could have terminated these contracts at their discretion. In lieu of terminating the contracts, Regions Bank and certain of its broker-dealer counterparties amended the contracts such that Regions Bank was required to post additional collateral in the cumulative amount of $195 million as of December 31, 2010. As of December 31, 2012, the additional collateral posted was $185 million. During 2012, both Moody’s Investor Service (“Moody’s”) and Standard & Poor’s (“S&P”) upgraded certain credit ratings for both Regions and Regions Bank. In 2013, as a result of the ratings upgrades that occurred during 2012, some of this additional collateral has begun to be returned to Regions.

Some of these contracts with broker-dealers still contain credit-related termination provisions and/or credit-related provisions regarding the posting of collateral. At December 31, 2012, the net fair value of such contracts containing credit-related termination provisions that were in a liability position was $419 million, for which Regions had posted collateral of $560 million. At December 31, 2012, the net fair value of contracts that do not contain credit-related termination provisions that were in a liability position was $262 million for which Regions had posted collateral of $267 million. Other derivative contracts with broker-dealers do not contain any credit-related provisions. These counterparties require complete overnight collateralization.

The aggregate fair value of all derivative instruments with any credit-risk-related contingent features that were in a liability position on December 31, 2012 and 2011, was $499 million and $425 million, respectively, for which Regions had posted collateral of $641 million and $531 million, respectively, in the normal course of business.

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

Regions rarely transfers assets and liabilities measured at fair value between Level 1 and Level 2 measurements. There were no such transfers during the years ended December 31, 2012, 2011 or 2010. Trading account assets and securities available for sale may be periodically transferred to or from Level 3 valuation based on management’s conclusion regarding the best method of pricing for an individual security. Such transfers are accounted for as if they occur at the beginning of a reporting period.

The following tables present assets and liabilities measured at fair value on a recurring basis and non-recurring basis as of December 31:

	December 31, 2012				December 31, 2011
	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
	(In millions)
Recurring fair value measurements
Trading account assets
U.S. Treasury securities	$—	$—	$—	$—	$212	$3	$—	$215
Obligations of states and political subdivisions	—	—	—	—	—	101	139	240
Mortgage-backed securities:
Residential agency	—	—	—	—	—	359	—	359
Commercial agency	—	—	—	—	—	—	51	51
Other securities	—	—	—	—	—	35	1	36
Equity securities	116	—	—	116	365	—	—	365

Total trading account assets (1)	$116	$—	$—	$116	$577	$498	$191	$1,266

Securities available for sale
U.S. Treasury securities	$52	$—	$—	$52	$98	$—	$—	$98
Federal agency securities	—	553	—	553	—	147	—	147
Obligations of states and political subdivisions	—	9	—	9	—	16	20	36
Mortgage-backed securities:
Residential agency	—	21,277	—	21,277	—	22,175	—	22,175
Residential non-agency	—	—	13	13	—	—	16	16
Commercial agency	—	725	—	725	—	326	—	326
Commercial non-agency	—	1,098	—	1,098	—	321	—	321
Other debt securities	—	2,833	2	2,835	—	537	—	537
Equity securities (2)	125	—	—	125	115	—	—	115

Total securities available for sale	$177	$26,495	$15	$26,687	$213	$23,522	$36	$23,771

Mortgage loans held for sale	$—	$1,282	$—	$1,282	$—	$844	$—	$844

Mortgage servicing rights	$—	$—	$191	$191	$—	$—	$182	$182

Derivative assets
Interest rate swaps	$—	$1,849	$—	$1,849	$—	$2,758	$—	$2,758
Interest rate options	—	3	22	25	—	28	13	41
Interest rate futures and forward commitments	—	10	—	10	—	11	—	11
Other contracts	—	31	—	31	—	43	—	43

Total derivative assets (3) (4)	$—	$1,893	$22	$1,915	$—	$2,840	$13	$2,853

Trading account liabilities
U.S. Treasury securities	$—	$—	$—	$—	$—	$97	$—	$97
Obligations of states and political subdivisions	—	—	—	—	—	2	—	2
Mortgage-backed securities:
Residential agency	—	—	—	—	—	133	—	133
Commercial agency	—	—	—	—	—	—	5	5
Other securities	—	—	—	—	—	16	2	18
Equity securities	—	—	—	—	1	—	—	1

Total trading account liabilities (5)	$—	$—	$—	$—	$1	$248	$7	$256

Derivative liabilities
Interest rate swaps	$—	$1,776	$—	$1,776	$—	$2,416	$—	$2,416
Interest rate options	—	4	—	4	—	28	—	28
Interest rate futures and forward commitments	—	13	—	13	—	34	—	34
Other contracts	—	32	—	32	—	36	—	36

Total derivative liabilities (3) (4)	$—	$1,825	$—	$1,825	$—	$2,514	$—	$2,514

Non-recurring fair value measurements
Loans held for sale	$—	$—	$51	$51	$—	$36	$195	$231
Foreclosed property, other real estate and equipment	—	41	40	81	—	91	162	253

(1)	All trading account assets at December 31, 2011 were related to Morgan Keegan (see Note 3 for further discussion regarding the sale of Morgan Keegan) with the exception of $178 million of which all were classified as Level 1 in the table. The Morgan Keegan items do not appear in the December 31, 2012 amounts, as the sale was closed during the second quarter of 2012.
(2)	Excludes Federal Reserve Bank and Federal Home Loan Bank Stock totaling $484 million and $73 million at December 31, 2012 and $481 million and $219 million December 31, 2011, respectively.

(3)	At December 31, 2012, derivatives include approximately $1.1 billion related to legally enforceable master netting agreements that allow the Company to settle positive and negative positions. Derivatives are also presented excluding cash collateral received of $55 million and cash collateral posted of $827 million with counterparties. At December 31, 2011, derivatives include approximately $1.4 billion related to legally enforceable master netting agreements that allow the Company to settle positive and negative positions. Derivatives are also presented excluding cash collateral received of $55 million and cash collateral posted of $732 million with counterparties.
(4)	Derivative assets and liabilities both include $454 million of interest rate swaps and $23 million of interest rate options at December 31, 2011 related to Morgan Keegan, all of which are classified as Level 2 in the table. These items do not appear in the December 31, 2012 amounts, as they were included with the sale of Morgan Keegan.
(5)	All trading account liabilities are related to Morgan Keegan at December 31, 2011. These items do not appear in the December 31, 2012 amounts as they were included with the sale of Morgan Keegan.

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

The following tables illustrate a rollforward for all assets and (liabilities) measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2012, 2011 and 2010. The tables do not reflect the change in fair value attributable to any related economic hedges the Company used to mitigate the interest rate risk associated with these assets and (liabilities). The net change in unrealized gains (losses) included in earnings related to Level 3 assets and liabilities held at December 31, 2012, 2011 and 2010 are not material.

	Year Ended December 31, 2012
		Total Realized /Unrealized Gains or Losses
	Opening Balance January 1, 2012	Included in Earnings		Included in Other Comprehensive Income (Loss)	Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3	Disposition of Morgan Keegan	Closing Balance December 31, 2012
	(In millions)
Level 3 Instruments Only
Trading account assets: (c)
Obligations of states and political subdivisions	$139	(3)		—	4	—	—	(16)	—	—	(124)	$—
Commercial agency MBS	51	2		—	368	—	—	(317)	—	—	(104)	—
Other securities	1	4		—	2,248	—	—	(2,240)	—	—	(13)	—

Total trading account assets (d)	$191	3	(a)	—	2,620	—	—	(2,573)	—	—	$(241)	$—

Securities available for sale:
Obligations of states and political subdivisions	$20	—		(2)	—	(16)	—	(2)	—	—	—	$—
Residential non-agency MBS	16	—		—	—	—	—	(3)	—	—	—	13
Commercial non-agency MBS	—	—		1	104	—	—	—	—	(105)	—	—
Other debt securities	—	—		—	—	—	—	—	3	(1)	—	2

Total securities available for sale	$36	—		(1)	104	(16)	—	(5)	3	(106)	—	$15

Mortgage servicing rights	$182	(51	)(b)	—	60	—	—	—	—	—	—	$191

Trading account liabilities:
Mortgage-backed securities:
Commercial agency	$5	—		—	37	—	—	—	—	—	(42)	$—
Other securities	2	—		—	12	—	—	(4)	—	—	(10)	—

Total trading account liabilities (d)	$7	—		—	49	—	—	(4)	—	—	(52)	$—

Derivatives, net:
Interest rate options	$13	240		—	—	—	—	(231)	—	—	—	$22

Total derivatives, net	$13	240	(b)	—	—	—	—	(231)	—	—	—	$22

(a)	Included in discontinued operations, on a net basis.
(b)	Included in mortgage income.
(c)	Income from trading account assets primarily represents gains/(losses) on disposition, which inherently includes commissions on security transactions during the period.
(d)	All amounts related to trading account assets and trading account liabilities are related to Morgan Keegan (see Note 3 for discussion of sale of Morgan Keegan).

	Year Ended December 31, 2011

		Total Realized / Unrealized Gains or Losses
	Balance January 1, 2011	Included in Earnings		Included in Other Comprehensive Income (Loss)	Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3	Balance December 31, 2011
	(In millions)
Level 3 Instruments Only
Trading account assets: (d)
Obligations of states and political subdivisions	$165	(17)		—	56	—	—	(65)	—	—	$139
Commercial agency MBS	54	8		—	1,352	—	—	(1,364)	1	—	51
Other securities	10	18		—	8,051	—	—	(8,078)	—	—	1

Total trading account assets (e)	$229	9	(a)	—	9,459	—	—	(9,507)	1	—	$191

Securities available for sale:
Obligations of states and political subdivisions	$17	—		6	—	—	—	(3)	—	—	$20
Residential non-agency MBS	22	1		(1)	—	(3)	—	(3)	—	—	16

Total securities available for sale	$39	1	(c)	5	—	(3)	—	(6)	—	—	$36

Mortgage servicing rights	$267	(147	)(b)	—	62	—	—	—	—	—	$182

Trading account liabilities: (d)
Mortgage-backed securities:
Commercial agency	$6	—		—	—	—	—	(1)	—	—	$5
Other securities	4	—		—	(56)	—	—	54	—	—	2

Total trading account liabilities (e)	$10	—		—	(56)	—	—	53	—	—	$7

Derivatives, net:
Interest rate options	$3	123		—	—	—	—	(113)	—	—	$13
Interest rate futures and forward commitments	5	—		—	—	—	—	(5)	—	—	—

Total derivatives, net	$8	123	(b)	—	—		—	(118)	—	—	$13

(a)	Included in discontinued operations, on a net basis.
(b)	Included in mortgage income.
(c)	Included in other non-interest income.
(d)	Income from trading account assets primarily represents gains/(losses) on disposition, which inherently includes commissions on security transactions during the period.
(e)	All amounts related to trading account assets and trading account liabilities are related to Morgan Keegan (see Note 3 for discussion of sale of Morgan Keegan).

	Year Ended December 31, 2010

		Total Realized / Unrealized Gains or Losses
	Balance January 1, 2010	Included in Earnings		Included in Other Comprehensive Income (Loss)	Purchases	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3	Balance December 31, 2010
	(In millions)
Level 3 Instruments Only
Trading account assets (c):
Obligations of states and political subdivisions	$171	(6)		—	198	—	(198)	—	—	$165
Commercial agency MBS	40	2		—	737	—	(735)	10	—	54
Other securities	4	27		—	12,344	—	(12,382)	17	—	10

Total trading account assets (d)	$215	23	(a)	—	13,279	—	(13,315)	27	—	$229

Securities available for sale:
Obligations of states and political subdivisions	$17	—		7	—	—	(7)	—	—	$17
Residential non-agency MBS	36	—		—	—	—	(14)	—	—	22

Total securities available for sale	$53	—		7	—	—	(21)	—	—	$39

Mortgage servicing rights	$247	(61	)(b)	—	81	—	—	—	—	$267

Trading account liabilities (c):
Mortgage-backed securities:
Commercial agency	$1	—		—	5	—	—	—	—	$6
Other securities	—	—		—	36	—	(43)	11	—	4

Total trading account liabilities (d)	$1	—		—	41	—	(43)	11	—	$10

Derivatives, net:
Interest rate options	$—	108	(b)	—	—	—	(105)	—	—	$3
Interest rate futures and forward commitments	3	—		—	2	—	—	—	—	5

Total derivatives, net	$3	108		—	2	—	(105)	—	—	$8

(a)	Included in discontinued operations, on a net basis.
(b)	Included in mortgage income.
(c)	Income from trading account assets primarily represents gains/(losses) on disposition, which inherently includes commissions on security transactions during the period.
(d)	All amounts related to trading account assets and trading account liabilities are related to Morgan Keegan (see Note 3 for discussion of sale of Morgan Keegan).

The following table presents the fair value adjustments related to non-recurring fair value measurements:

	Year Ended December 31
	2012	2011
	(In millions)
Loans held for sale	$(174)	$(611)
Foreclosed property, other real estate and equipment	(66)	(229)

The following table presents detailed information regarding assets and liabilities measured at fair value using significant unobservable inputs (Level 3) as of December 31, 2012. The table includes the valuation techniques and the significant unobservable inputs utilized. The range of each unobservable input as well as the weighted average within the range utilized at December 31, 2012 is included. Following the table is a description of the valuation technique and the sensitivity of the technique to changes in the significant unobservable input.

	December 31, 2012
	Level 3 Fair Value at December 31, 2012	Valuation Technique	Unobservable Input(s)	Quantitative Range of Unobservable Inputs and (Weighted-Average)
	(Dollars in millions)
Recurring fair value measurements:
Securities available for sale:
Mortgage-backed securities:
Residential non-agency	$13	Discounted cash flow	Spread to LIBOR	5.4% - 69.9% (16.9%)
			Weighted-average prepayment speed (CPR; percentage)	7.6% - 30.3% (12.2%)
			Probability of default	0.2% - 1.2% (1.0%)
			Loss severity	39.3% - 100.0% (48.1%)

Other debt securities	$2	Market comparable	Evaluated quote on same issuer/ comparable bond	99.1% - 100.0% (99.6%)
			Comparability adjustments	1.0% (1.0%)

Mortgage servicing rights (a)	$191	Discounted cash flow	Weighted-average prepayment speed (CPR; percentage)	4.7% - 25.9% (17.6%)
			Option-adjusted spread (percentage)	1.0% - 23.6% (7.5%)
Derivative assets:
Interest rate options	$22	Discounted cash flow	Weighted-average prepayment speed (CPR; percentage)	4.7% - 25.9% (17.6%)
			Option-adjusted spread (percentage)	1.0% - 23.6% (7.5%)
Nonrecurring fair value measurements:			Pull-through	55.7% - 98.8% (76.9%)

Loans held for sale	$51	Multiple data points, including discount to appraised value of collateral based on recent market activity for sales of similar loans	Appraisal comparability adjustment (discount)	8.0% - 94.0% (46.3%)

Foreclosed property and other real estate	$40	Discount to appraised value of property based on recent market activity for sales of similar properties	Appraisal comparability adjustment (discount)	35.0% - 100.0% (36.2%)

(a)	See Note 7 for additional disclosures related to assumptions used in the fair value calculation for mortgage servicing rights.

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

Mortgage Servicing Rights

The significant unobservable inputs used in the fair value measurement of mortgage servicing rights are option adjusted spreads (“OAS”) and prepayment speed. This method requires generating cash flow projections over multiple interest rate scenarios and discounting those cash flows at a risk adjusted rate. Additionally, the impact of prepayments and changes in the option adjusted spread are based on a variety of underlying inputs such as servicing costs. Increases or decreases to the underlying cash flow inputs will have a corresponding impact on the value of the mortgage servicing right asset. The net change in unrealized gains (losses) included in earnings related to mortgage servicing rights held at period end are disclosed as the changes in valuation inputs or assumptions. See Note 7 for these amounts and additional disclosures related to assumptions used in the fair value calculation for mortgage servicing rights.

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

FAIR VALUE OPTION

Regions elected the fair value option for FNMA and FHLMC eligible thirty-year residential mortgage loans held for sale originated on or after January 1, 2008. Additionally, Regions elected the fair value option for FNMA and FHLMC eligible fifteen-year residential mortgage loans held for sale originated on or after November 22, 2010. These elections allow for a more effective offset of the changes in fair values of the loans and the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting. Regions has not elected the fair value option for other loans held for sale primarily because they are not economically hedged using derivative instruments. Fair values of mortgage loans held for sale are based on traded market prices of similar assets where available and/or discounted cash flows at market interest rates, adjusted for securitization activities that include servicing values and market conditions, and were recorded in loans held for sale in the consolidated balance sheets.

The following table summarizes the difference between the aggregate fair value and the aggregate unpaid principal balance for mortgage loans held for sale measured at fair value:

	December 31, 2012			December 31, 2011
	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal
	(In millions)
Mortgage loans held for sale, at fair value	$1,282	$1,235	$47	$844	$815	$29

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

	Mortgage loans held for sale, at fair value
	Year Ended December 31
	2012	2011
	(In millions)
Net gains resulting from changes in fair value	$18	$36

The carrying amounts and estimated fair values as well as the level within the fair value hierarchy, of the Company’s financial instruments as of December 31, 2012 are as follows:

	December 31, 2012
	Carrying	Estimated
	Amount	Fair Value (1)	Level 1	Level 2	Level 3
	(In millions)
Financial assets:
Cash and cash equivalents	$5,489	$5,489	$5,489	$—	$—
Trading account assets	116	116	116	—	—
Securities available for sale	27,244	27,244	177	27,052	15
Securities held to maturity	10	11	2	9	—
Loans held for sale	1,383	1,383	—	1,282	101
Loans (excluding leases), net of unearned income and allowance for loan losses (2), (3)	70,574	63,961	—	—	63,961
Other interest-earning assets	900	900	—	900	—
Derivatives, net	90	90	—	68	22
Financial liabilities:
Deposits	95,474	95,528	—	95,528	—
Short-term borrowings	1,574	1,574	—	1,574	—
Long-term borrowings	5,861	6,138	1,037	—	5,101
Loan commitments and letters of credit	121	667	—	—	667
Indemnification obligation	345	329	—	—	329

(1)	Estimated fair values are consistent with an exit price concept. The assumptions used to estimate the fair values are intended to approximate those that a market participant would use in a hypothetical orderly transaction. In estimating fair value, the Company makes adjustments for interest rates, market liquidity and credit spreads as appropriate.
(2)	The estimated fair value of portfolio loans assumes sale of the loans to a third-party financial investor. Accordingly, the value to the Company if the loans were held to maturity is not reflected in the fair value estimate. In the current whole loan market, financial investors are generally requiring a higher rate of return than the return inherent in loans if held to maturity. The fair value discount at December 31, 2012 was $6.6 billion or 9.4 percent.
(3)	Excluded from this table is the lease carrying amount of $1.5 billion at December 31, 2012.

The carrying amounts and estimated fair values of the Company’s financial instruments as of December 31, 2011 are as follows:

	December 31, 2011
	Carrying Amount	Estimated Fair Value (1)
	(In millions)
Financial assets:
Cash and cash equivalents	$7,245	$7,245
Trading account assets	1,266	1,266
Securities available for sale	24,471	24,471
Securities held to maturity	16	17
Loans held for sale	1,193	1,193
Loans (excluding leases), net of unearned income and allowance for loan losses (2), (3)	73,284	65,224
Other interest-earning assets	1,085	1,085
Derivatives, net	339	339
Financial liabilities:
Deposits	95,627	95,757
Short-term borrowings	3,067	3,067
Long-term borrowings	8,110	7,439
Loan commitments and letters of credit	117	756

(1)	Estimated fair values are consistent with an exit price concept. The assumptions used to estimate the fair values are intended to approximate those that a market participant would use in a hypothetical orderly transaction. In estimating fair value, the Company makes adjustments for interest rates, market liquidity and credit spreads as appropriate.
(2)	The estimated fair value of portfolio loans assumes sale of the loans to a third-party financial investor. Accordingly, the value to the Company if the loans were held to maturity is not reflected in the fair value estimate. In the current whole loan market, financial investors are generally requiring a higher rate of return than the return inherent in loans if held to maturity. The fair value discount at December 31, 2011 was $8.1 billion or 11.0 percent.
(3)	Excluded from this table is the lease carrying amount of $1.6 billion at December 31, 2011.

NOTE 22. BUSINESS SEGMENT INFORMATION

Each of Regions’ reportable segments is a strategic business unit that serves specific needs of Regions’ customers based on the products and services provided. The segments are based on the manner in which management views the financial performance of the business. The Company has three reportable segments: Business Services, Consumer Services and Wealth Management, with the remainder split between Discontinued Operations and Other. During the third quarter of 2012, Regions reorganized its internal management structure and, accordingly, its segment reporting structure. Historically, Regions’ primary business segment was Banking/Treasury, representing the Company’s banking network (including the Consumer & Commercial Banking function along with the Treasury function). Other segments included Investment Banking/Brokerage/Trust and Insurance. During the second quarter of 2012, Regions consummated the sale of Morgan Keegan (the primary component of Investment Banking/Brokerage/Trust). Shortly thereafter, Regions announced organizational changes to better integrate and execute the Company’s strategic priorities across all lines of business and geographies. As a result, Regions revised its reportable segments as described below. Prior periods’ information has been restated to conform to the current periods’ presentation.

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

The Wealth Management segment includes wealth management products and services such as trust activities, commercial insurance and credit related products, and investment management. Wealth Management customers include individuals and institutional clients who desire services that include investment advice, assistance in managing assets, and estate planning.

Discontinued Operations includes all brokerage and investment activities associated with Morgan Keegan. As discussed in Note 3, Regions closed the sale of Morgan Keegan and related entities on April 2, 2012.

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

The following tables present financial information for each reportable segment for the years ended December 31:

	Year Ended December 31, 2012
	Business Services	Consumer Services	Wealth Management	Other	Continuing Operations	Discontinued Operations	Consolidated
	(In millions)
Net interest income	$2,046	$1,934	$183	$(863)	$3,300	$7	$3,307
Provision for loan losses	557	454	29	(827)	213	—	213
Non-interest income	446	1,204	382	68	2,100	264	2,364
Non-interest expense	918	2,006	424	178	3,526	370	3,896

Income (loss) before income taxes	1,017	678	112	(146)	1,661	(99)	1,562
Income tax expense (benefit)	386	258	43	(205)	482	(40)	442

Net income (loss)	$631	$420	$69	$59	$1,179	$(59)	$1,120

Average assets	$48,799	$29,712	$7,632	$36,039	$122,182	$713	$122,895

	Year Ended December 31, 2011
	Business Services	Consumer Services	Wealth Management	Other	Continuing Operations	Discontinued Operations	Consolidated
	(In millions)
Net interest income	$2,002	$1,846	$191	$(629)	$3,410	$31	$3,441
Provision for loan losses	1,325	567	77	(439)	1,530	—	1,530
Non-interest income	492	1,205	376	70	2,143	995	3,138
Non-interest expense	1,109	1,962	417	121	3,609	942	4,551
Goodwill impairment	—	—	253	—	253	492	745

Income (loss) before income taxes	60	522	(180)	(241)	161	(408)	(247)
Income tax expense (benefit)	23	198	(69)	(180)	(28)	(4)	(32)

Net income (loss)	$37	$324	$(111)	$(61)	$189	$(404)	$(215)

Average assets	$51,058	$30,255	$7,892	$37,514	$126,719	$3,254	$129,973

	Year Ended December 31, 2010
	Business Services	Consumer Services	Wealth Management	Other	Continuing Operations	Discontinued Operations	Consolidated
	(In millions)
Net interest income	$1,964	$1,724	$180	$(479)	$3,389	$43	$3,432
Provision for loan losses	2,051	676	65	71	2,863	—	2,863
Non-interest income	572	1,220	363	334	2,489	1,042	3,531
Non-interest expense	1,160	1,957	398	269	3,784	1,001	4,785
Regulatory charge	—	—	75	—	75	125	200

Income (loss) before income taxes	(675)	311	5	(485)	(844)	(41)	(885)
Income tax expense (benefit)	(256)	118	2	(240)	(376)	30	(346)

Net income (loss)	$(419)	$193	$3	$(245)	$(468)	$(71)	$(539)

Average assets	$55,042	$32,364	$7,224	$38,090	$132,720	$3,235	$135,955

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

Credit risk associated with these instruments as of December 31 is represented by the contractual amounts indicated in the following table:

	2012	2011
	(In millions)
Unused commitments to extend credit	$38,160	$37,872
Standby letters of credit	1,872	2,084
Commercial letters of credit	27	33
Liabilities associated with standby letters of credit	37	37
Assets associated with standby letters of credit	37	36
Reserve for unfunded credit commitments	83	78

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

LEASE COMMITMENTS

Regions and its subsidiaries lease land, premises and equipment under cancelable and non-cancelable leases, some of which contain renewal options under various terms. The leased properties are used primarily for banking purposes. Total rental expense on operating leases for the years ended December 31, 2012, 2011 and 2010 was $170 million, $197 million and $203 million, respectively.

The approximate future minimum rental commitments as of December 31, 2012, for all non-cancelable leases with initial or remaining terms of one year or more are shown in the following table. Included in these amounts are all renewal options reasonably assured of being exercised.

	Premises	Equipment	Total
	(In millions)
2013	$103	$28	$131
2014	98	26	124
2015	92	20	112
2016	85	12	97
2017	74	—	74
Thereafter	397	—	397

	$849	$86	$935

LEGAL CONTINGENCIES

Regions and its affiliates are subject to loss contingencies related to litigation and claims arising in the ordinary course of business. Regions evaluates these contingencies based on information currently available, including advice of counsel and assessment of available insurance coverage. Regions establishes accruals for litigation and claims when a loss contingency is considered probable and the related amount is reasonably estimable. Any accruals are periodically reviewed and may be adjusted as circumstances change. In addition, as previously discussed, Regions has agreed to indemnify Raymond James for all legal matters resulting from pre-closing activities in conjunction with the sale of Morgan Keegan and recorded an indemnification obligation at fair value in the second quarter of 2012. The indemnification obligation had a carrying amount of $345 million and an estimated fair value of $329 million as of December 31, 2012 (see Note 21). For certain matters, when able to do so, Regions also estimates loss contingencies for possible litigation and claims, whether or not there is an accrued probable loss. Where Regions is able to estimate such possible losses, Regions estimates that it is reasonably possible it could incur losses, in excess of amounts accrued, in an aggregate amount up to approximately $40 million as of December 31, 2012, with it also being reasonably possible that Regions could incur no losses in excess of amounts accrued. The legal contingencies included in the reasonably possible estimate include those that are subject to the indemnification agreement with Raymond James.

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

Beginning in December 2007, Regions and certain of its affiliates have been named in class-action lawsuits filed in federal and state courts on behalf of investors who purchased shares of certain Regions Morgan Keegan Select Funds (the “Funds”) and shareholders of Regions. These cases have been consolidated into class-actions and shareholder derivative actions for the open-end and closed-end Funds. The Funds were formerly managed by Regions Investment Management, Inc. (“Regions Investment Management”). Regions Investment Management no longer manages these Funds, which were transferred to Hyperion Brookfield Asset Management (“Hyperion”) in 2008. Certain of the Funds have since been terminated by Hyperion. The complaints contain various allegations, including claims that the Funds and the defendants misrepresented or failed to disclose material facts relating to the activities of the Funds. Plaintiffs have requested equitable relief and unspecified monetary damages. These cases are in various stages and no classes have been certified. Settlement discussions are ongoing in certain cases, and the Court has granted preliminary approval of a settlement in the closed-end Funds class-action and shareholder derivative case. Certain of the shareholders in these Funds and other interested parties have entered into arbitration proceedings and individual civil claims, in lieu of participating in the class actions. These lawsuits and proceedings are subject to the indemnification agreement with Raymond James discussed above.

In July 2009, the Securities and Exchange Commission (“SEC”) filed a complaint in U.S. District Court for the Northern District of Georgia against Morgan Keegan alleging violations of the federal securities laws in connection with auction rate securities (“ARS”) that Morgan Keegan underwrote, marketed and sold. The SEC sought an injunction against Morgan Keegan for violations of the antifraud provisions of the federal securities laws, as well as disgorgement, financial penalties and other equitable relief for customers, including repurchase by Morgan Keegan of all ARS that it sold prior to March 20, 2008. Beginning in February 2009, Morgan Keegan commenced a voluntary program to repurchase ARS that it underwrote and sold to the firm’s customers, and extended that repurchase program on October 1, 2009 to include ARS that were sold by Morgan Keegan to its customers but were underwritten by other firms. On June 29, 2011, Morgan Keegan announced the final phase of the repurchase program to include ARS issued by Jefferson County, Alabama that were sold by Morgan Keegan to its customers. On June 28, 2011, the Court issued a summary judgment in favor of Morgan Keegan in this case, and the SEC appealed that judgment. On May 2, 2012, the Eleventh Circuit Court of Appeals granted the SEC’s appeal and remanded the case to the District Court. A bench trial was held before the District Court in November 2012. On February 15, 2013, the Court entered a judgment in favor of the SEC and ordered Morgan Keegan to pay a minimal civil monetary penalty and to repurchase all ARS that it sold to and is still held by several of the plaintiffs. Previously on July 21, 2009, the Alabama Securities Commission issued a “Show Cause” order to Morgan Keegan arising out of the ARS matter that is the subject of the SEC complaint described above. The order requires Morgan Keegan to show cause why its registration as a broker-dealer should not be suspended or revoked in the State of Alabama and also why it should not be subject to disgorgement, repurchasing all ARS sold to Alabama residents and payment of costs and penalties. These matters are subject to the indemnification agreement with Raymond James.

In October 2010, a purported class-action lawsuit was filed by Regions’ stockholders in the U.S. District Court for the Northern District of Alabama against Regions and certain former officers of Regions. The lawsuit alleges violations of the federal securities laws, including allegations that statements that were materially false and misleading were included in filings made with the SEC. The plaintiffs have requested equitable relief and unspecified monetary damages. On June 7, 2011, the trial court denied Regions’ motion to dismiss this lawsuit. On June 14, 2012, the trial court granted class certification. The Eleventh Circuit Court of Appeals is reviewing the trial court’s grant of class-action certification. The case is now stayed pending that review.

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

In December 2009, Regions and certain current and former directors and officers were named in a consolidated shareholder derivative action filed in Jefferson County, Alabama. The complaint alleges mismanagement, waste of corporate assets, breach of fiduciary duty and unjust enrichment relating to bonuses and other benefits received by executive management. Plaintiffs requested equitable relief and unspecified monetary damages. The case was dismissed with prejudice on December 6, 2012. Plaintiffs have filed a motion to alter, amend or vacate that judgment.

In September 2009, Regions was named as a defendant in a purported class-action lawsuit filed by customers of Regions Bank in the U.S. District Court for the Northern District of Georgia challenging the manner in which non-sufficient funds and overdraft fees were charged and the policies related to posting order. The case was transferred to multidistrict litigation in the U.S. District Court for the Southern District of Florida, and in

May 2010 an order to compel arbitration was denied. Regions appealed the denial and on April 29, 2011, the Eleventh Circuit Court of Appeals vacated the denial and remanded the case to the district court for reconsideration of Regions’ motion to compel arbitration. On September 1, 2011, the trial court again denied Regions’ motion to compel arbitration. Regions again appealed the denial to the Eleventh Circuit, which on March 5, 2012 granted the motion and ordered that the case be dismissed. Plaintiffs filed a motion for rehearing by the full court of appeals, which was denied on April 30, 2012. Plaintiffs petitioned for certiorari with the U.S. Supreme Court, but their petition was denied on October 9, 2012. The case was dismissed with prejudice on December 21, 2012. Another purported class-action alleging these claims was filed in the U.S. District Court for the Northern District of Georgia in January 2012. The case is still early in its development and no class has been certified. Plaintiffs in these cases have requested equitable relief and unspecified monetary damages.

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

While the final outcome of litigation and claims exposures is inherently unpredictable, management is currently of the opinion that the outcome of pending and threatened litigation will not have a material effect on Regions’ business, consolidated financial position, results of operations or cash flows as a whole. However, in the event of unexpected future developments, it is reasonably possible that an adverse outcome in any of the matters discussed above could be material to Regions’ business, consolidated financial position, results of operations or cash flows for any particular reporting period of occurrence.

GUARANTEES

INDEMNIFICATION OBLIGATION

As discussed in Note 3, on April 2, 2012 (“Closing Date”), Regions closed the sale of Morgan Keegan and related affiliates to Raymond James. In connection with the sale, Regions agreed to indemnify Raymond James for all legal matters related to pre-closing activities, including matters filed subsequent to the Closing Date that relate to actions that occurred prior to closing. Losses under the indemnification include legal and other expenses, such as costs for judgments, settlements and awards associated with the defense and resolution of the indemnified matters. The maximum potential amount of future payments that Regions could be required to make under the indemnification is indeterminable due to the indefinite term of some of the obligations. However, Regions expects the majority of ongoing legal matters to be resolved within approximately three years.

As of the Closing Date, the fair value of the indemnification obligation, which includes defense costs and unasserted claims, was approximately $385 million, of which approximately $256 million was recognized as a reduction to the gain on sale of Morgan Keegan. The fair value was determined through the use of a present value calculation that takes into account the future cash flows that a market participant would expect to receive from holding the indemnification liability as an asset. Regions performed a probability-weighted cash flow analysis and discounted the result at a credit-adjusted risk free rate. The fair value of the indemnification liability includes amounts that Regions had previously determined meet the definition of probable and reasonably estimable. Adjustments to the indemnification obligation are recorded within professional and legal expenses within discontinued operations (see Note 3). As of December 31, 2012, the carrying value of the indemnification obligation was approximately $345 million.

VISA INDEMNIFICATION

As a member of the Visa USA network, Regions, along with other members, indemnified Visa USA against litigation. On October 3, 2007, Visa USA was restructured and acquired several Visa affiliates. In conjunction with this restructuring, Regions’ indemnification of Visa USA was modified to cover specific litigation (“covered litigation”). Regions’ liability recognized under this indemnification was approximately $22 million at both December 31, 2012 and 2011.

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

NOTE 24. PARENT COMPANY ONLY FINANCIAL STATEMENTS

Presented below are condensed financial statements of Regions Financial Corporation:

Balance Sheets

	December 31
	2012	2011
	(In millions)
Assets
Interest-bearing deposits in other banks	$857	$2,497
Loans to subsidiaries	1	1
Securities available for sale	29	31
Trading assets	—	20
Premises and equipment, net	23	25
Investments in subsidiaries:
Banks	16,955	16,436
Non-banks	246	1,188

	17,201	17,624
Other assets	484	405

Total assets	$18,595	$20,603

Liabilities and Stockholders’ Equity
Short-term borrowings	$70	$—
Long-term borrowings	2,567	3,887
Other liabilities	459	217

Total liabilities	3,096	4,104
Stockholders’ equity:
Preferred stock	482	3,419
Common stock	15	13
Additional paid-in capital	19,652	18,855
Retained earnings (deficit)	(3,338)	(4,322)
Treasury stock, at cost	(1,377)	(1,397)
Accumulated other comprehensive income (loss), net	65	(69)

Total stockholders’ equity	15,499	16,499

Total liabilities and stockholders’ equity	$18,595	$20,603

Statements of Operations

	Year Ended December 31
	2012	2011	2010
	(In millions)
Income:
Dividends received from subsidiaries	$950	$—	$—
Service fees from subsidiaries	141	129	128
Interest from subsidiaries	4	10	24
Other	2	(5)	7

	1,097	134	159
Expenses:
Salaries and employee benefits	154	133	117
Interest	165	173	183
Net occupancy expense	10	9	9
Furniture and equipment expense	3	5	8
Professional and legal fees	17	20	21
Other	85	64	50

	434	404	388
Income (loss) before income taxes and equity in undistributed earnings (loss) of subsidiaries	663	(270)	(229)
Income tax benefit	(122)	(121)	(93)

Income from continuing operations	785	(149)	(136)
Discontinued operations:
Income (loss) from discontinued operations before income taxes	(114)	(6)	—
Income tax expense (benefit)	(38)	—	—

Income (loss) from discontinued operations, net of tax	(76)	(6)	—

Income (loss) before equity in undistributed earnings (loss) of subsidiaries and preferred dividends	709	(155)	(136)
Equity in undistributed earnings (loss) of subsidiaries:
Banks	387	317	(252)
Non-banks	24	(377)	(151)

	411	(60)	(403)

Net income (loss)	1,120	(215)	(539)
Preferred stock dividends and accretion	(129)	(214)	(224)

Net income (loss) available to common shareholders	$991	$(429)	$(763)

Statements of Cash Flows

	Year Ended December 31
	2012	2011	2010
	(In millions)
Operating activities:
Net income (loss)	$1,120	$(215)	$(539)
Adjustments to reconcile net cash provided by operating activities:
Equity in undistributed (earnings) loss of subsidiaries	(411)	60	403
Depreciation, amortization and accretion, net	5	7	1
Loss on sale of premises and equipment	—	16	—
Loss on early extinguishment of debt	11	—	—
Gain on disposition of business	(19)	—	—
Decrease (increase) in trading assets	20	6	(4)
(Increase) decrease in other assets	(90)	(26)	40
(Decrease) increase in other liabilities	242	79	(115)
Other	138	(3)	21

Net cash from operating activities	1,016	(76)	(193)
Investing activities:
Investment in subsidiaries	2	(110)	(95)
Principal payments on loans to subsidiaries	—	35	55
Net sales of premises and equipment	—	21	(1)
Proceeds from sales and maturities of securities available for sale	15	34	13
Purchases of securities available for sale	(14)	(28)	(1)
Proceeds from disposition of business, net of cash transferred	855	—	—

Net cash from investing activities	858	(48)	(29)
Financing activities:
Net increase in short-term borrowings	70	—	—
Proceeds from long-term borrowings	—	—	743
Payments on long-term borrowings	(1,298)	(1,001)	(501)
Net proceeds from issuance of Series A preferred stock	486	—	—
Net proceeds from issuance of common stock	875	—	—
Repurchase of Series A preferred stock issued to the U.S. Treasury	(3,500)	—	—
Repurchase of warrant	(45)	—	—
Cash dividends on common stock	(54)	(51)	(49)
Cash dividends on Series A preferred stock issued to the U.S. Treasury	(44)	(175)	(184)
Cash dividends on Series A preferred stock	(4)	—	—

Net cash from financing activities	(3,514)	(1,227)	9
(Decrease) increase in cash and cash equivalents	(1,640)	(1,351)	(213)
Cash and cash equivalents at beginning of year	2,497	3,848	4,061

Cash and cash equivalents at end of year	$857	$2,497	$3,848

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A.	Controls and Procedures

Based on an evaluation, as of the end of the period covered by this Form 10-K, under the supervision and with the participation of Regions’ management, including its Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and the Chief Financial Officer have concluded that Regions’ disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) are effective. During the fourth fiscal quarter of the year ended December 31, 2012, there have been no changes in Regions’ internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Regions’ control over financial reporting.

The Report of Management on Internal Control Over Financial Reporting is included in Item 8. of this Annual Report on Form 10-K.

Item 9B.	Other Information

Not Applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information about the Directors and Director nominees of Regions included in Regions’ Proxy Statement for the Annual Meeting of Stockholders to be held on May 16, 2013 (the “Proxy Statement”) under the caption “ELECTION OF DIRECTORS” and the information incorporated by reference pursuant to Item 13. below are incorporated herein by reference. Information on Regions’ executive officers is included below.

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

Executive officers of the registrant as of December 31, 2012, are as follows:

Executive Officer	Age	Position and Offices Held with Registrant and Subsidiaries	Executive Officer Since*
O. B. Grayson Hall, Jr.	55	President and Chief Executive Officer and Director, registrant and Regions Bank. Previously: President and Chief Operating Officer, registrant and Regions Bank; Vice Chairman and Head of General Banking Group, registrant and Regions Bank; Senior Executive Vice President and Head of General Banking Group, registrant and Regions Bank.	1993
David B. Edmonds	59	Chief Administrative Officer and Senior Executive Vice President, registrant and Regions Bank. Previously Head of Human Resources Group, registrant and Regions Bank.	1994
Fournier J. “Boots” Gale, III	68	Senior Executive Vice President, General Counsel and Corporate Secretary, registrant and Regions Bank. Previously a founding partner of Maynard Cooper & Gale PC in Birmingham, Alabama.	2011
C. Matthew Lusco	55	Senior Executive Vice President and Chief Risk Officer, registrant and Regions Bank. Previously managing partner of KMPG LLP’s offices in Birmingham, Alabama and Memphis, Tennessee.	2011

Executive Officer	Age	Position and Offices Held with Registrant and Subsidiaries	Executive Officer Since*
John B. Owen	51	Senior Executive Vice President and Head of Business Lines, registrant and Regions Bank. Previously: Senior Executive Vice President	2009
		and Head of Consumer Services Group and Senior Executive Vice President and Head of Operations and Technology Group, registrant and Regions Bank; Chief Executive Officer for Assurant Specialty Property. Director and Chairman, Regions Insurance Group, Inc.
David J. Turner, Jr.	49	Senior Executive Vice President and Chief Financial Officer, registrant and Regions Bank. Previously Executive Vice President and Director of Internal Audit Division for registrant.	2010
John C. Asbury	47	Senior Executive Vice President, Business Services Group, Regions Bank. Previously served in senior management roles at Bank of America including most recently as the Pacific Northwest region executive and senior vice president of Business Banking. Director, Regions Equipment Finance Corporation; Manager, RFC Financial Services Holding LLC and Regions Securities LLC.	2010
Brett D. Couch	49	Senior Executive Vice President and East Region President, Regions Bank. Previously served as Florida Region President and in senior management roles including as Mississippi state president and as area executive for West Florida. Director, Regions Investment Services, Inc.	2010
Barbara Godin	59	Senior Executive Vice President, Chief Credit Officer and Head of Credit Operations, registrant and Regions Bank. Previously served in senior management roles in credit and risk management.	2010
C. Keith Herron	48	Senior Executive Vice President, Head of Strategic Planning and Execution, registrant and Regions Bank. Previously: Midsouth Region President and Senior Executive Vice President, Regions Bank. Also previously served as Head of Credit Review and in senior management roles, including as the area executive for North Alabama, for East Tennessee and for Middle Tennessee. Director, Regions Investment Services, Inc.	2010

Executive Officer	Age	Position and Offices Held with Registrant and Subsidiaries	Executive Officer Since*
Ellen S. Jones	54	Senior Executive Vice President, Chief Financial Officer for Business Operations and Support, registrant and Regions Bank. Previously held senior level finance leadership positions at Bank of America. Director, Regions Insurance Group, Inc., Manager, RFC Financial Services Holding LLC and Regions Securities LLC.	2010
David R. Keenan	44	Senior Executive Vice President, Director of Human Resources, registrant and Regions Bank. Previously served in senior management roles in the Human Resources Group.	2010
Scott M. Peters	51	Senior Executive Vice President, Consumer Services Group, registrant and Regions Bank. Previously served as Chief Marketing Officer.	2010
William D. Ritter	42	Senior Executive Vice President, Wealth Management Group, registrant and Regions Bank. Previously served in senior management roles including as the Central Region President and as North Central Alabama area executive. Director, Regions Insurance Group, Inc.	2010
Cynthia M. Rogers	56	Senior Executive Vice President, Operations and Technology Group, registrant and Regions Bank. Previously served in senior management roles, including as the head of Bank Operations. Director, Regions Insurance Group, Inc.	2010
Ronald G. Smith	52	Senior Executive Vice President, Mid-America Region President, Regions Bank. Previously served as the Southwest Region President and in senior management roles, including as the area president for Mississippi/North Louisiana. Director, Regions Insurance Group, Inc.	2010
John M. Turner, Jr.	51	Senior Executive Vice President and South Region President, Regions Bank. Previously served as Central Region President. Prior to joining Regions, served as President of Whitney National Bank and Whitney Holding Corporation.	2011

*	The years indicated are those in which the individual was first deemed to be an executive officer of registrant, including its predecessor companies.

Item 11.	Executive Compensation

All information presented under the captions “COMPENSATION DISCUSSION AND ANALYSIS,” “2012 COMPENSATION,” “COMPENSATION COMMITTEE REPORT,” “ELECTION OF DIRECTORS—Compensation Committee Interlocks and Insider Participation” and “—Relationship of Compensation Policies and Practices to Risk Management” of the Proxy Statement are incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

All information presented under the caption “VOTING SECURITIES AND PRINCIPAL HOLDERS THEREOF” of the Proxy Statement is incorporated herein by reference.

Equity Compensation Plan Information

The following table gives information about the common stock that may be issued upon the exercise of options, warrants and rights under all of Regions’ existing equity compensation plans as of December 31, 2012.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity Compensation Plans Approved by Stockholders	13,039,100		$15.04	65,986,869	(b)
Equity Compensation Plans Not Approved by Stockholders	25,219,104	(c)	$27.26	—

Total	38,258,204		$23.09	65,986,869

(a)	Does not include outstanding restricted stock awards.
(b)	Consists of shares available for future issuance under the Regions Financial Corporation 2010 Long Term Incentive Plan. In 2010, all prior long-term incentive plans were closed to new grants.
(c)	Consists of outstanding stock options issued under certain plans assumed by Regions in connection with business combinations, including 25,216,504 options issued under plans assumed in connection with the Regions-AmSouth merger, which were issued under plans previously approved by AmSouth stockholders but not pre-merger Regions stockholders. In each instance, the number of shares subject to option and the exercise price of outstanding options have been adjusted to reflect the applicable exchange ratio. See Note 16 “Share Based Payments” to the consolidated financial statements included in Regions’ Annual Report on Form 10-K for the year ended December 31, 2012. Does not include 133,506 shares issuable pursuant to outstanding rights under AmSouth deferred compensation plans assumed by Regions.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

(a) 1. Consolidated Financial Statements. The following reports of independent registered public accounting firm and consolidated financial statements of Regions and its subsidiaries are included in Item 8. of this Form 10-K:

2. Consolidated Financial Statement Schedules.  The following consolidated financial statement schedules are included in Item 8. of this Form 10-K:

None. The Schedules to consolidated financial statements are not required under the related instructions or are inapplicable.

(b) Exhibits.  The exhibits indicated below are either included or incorporated by reference as indicated.

SEC Assigned Exhibit Number	Description of Exhibits

2.1	Stock Purchase Agreement between Regions Financial Corporation and Raymond James Financial, Inc. dated January 11, 2012, incorporated by reference to Exhibit 2.1 to Form 8-K Current Report filed by registrant on January 12, 2012.

3.1	Amended and Restated Certificate of Incorporation incorporated by reference to Exhibit 3.1 to Form 10-Q Quarterly Report filed by registrant on August 6, 2012.

3.2	Certificate of Designations incorporated by reference to Exhibit 3.3 to Form 8-A filed by registrant on November 1, 2012.

3.3	Bylaws as restated, incorporated by reference to Exhibit 3.2 to Form 8-K Current Report filed by registrant on May 14, 2010.

4.1	Instruments defining the rights of security holders, including indentures. The registrant hereby agrees to furnish to the Commission upon request copies of instruments defining the rights of holders of long-term debt of the registrant and its consolidated subsidiaries; no issuance of debt exceeds 10 percent of the assets of the registrant and its subsidiaries on a consolidated basis.

4.2	Deposit Agreement, dated as of November 1, 2012, by and among Regions Financial Corporation, Computershare Trust Company, N.A., as depositary, Computershare Inc., and the holders from time to time of the depositary receipts described therein, incorporated by reference to Exhibit 4.1 to Form 8-A filed by registrant on November 1, 2012.

4.3	Form of depositary receipt representing the Depositary Shares incorporated by reference to Exhibit 4.2 to Form 8-A filed by registrant on November 1, 2012.

4.4	Form of Stock Certificate representing the Preferred Stock, incorporated by reference to Exhibit 4.3 to Form 8-A filed by registrant on November 1, 2012.

SEC Assigned Exhibit Number	Description of Exhibits
10.1*	Regions Financial Corporation 2010 Long Term Incentive Plan, incorporated by reference to Appendix B to Regions Financial Corporation’s Proxy Statement dated April 1, 2010, for the Regions Annual Meeting of Shareholders held May 13, 2010.

10.2*	Amendment, effective August 31, 2010, to Regions Financial Corporation 2010 Long Term Incentive Plan, incorporated by reference to Exhibit 10.1 to Form 10-Q Quarterly Report filed by registrant on November 3, 2010.

10.3*	Form of director restricted stock award agreement and grant notice under Regions Financial Corporation 2010 Long Term Incentive Plan, incorporated by reference to Exhibit 10.2 to Form 10-Q Quarterly Report filed by registrant on August 4, 2010.

10.4*	Form of director restricted stock award agreement and grant notice under Regions Financial Corporation 2010 Long Term Incentive Plan, incorporated by reference to exhibit 10.9 to Form 10-Q Quarterly Report filed by registrant on August 4, 2011.

10.5*	Form of employee restricted stock award agreement and grant notice under Regions Financial Corporation 2010 Long Term Incentive Plan, incorporated by reference to Exhibit 10.3 to Form 10-Q Quarterly Report filed by registrant on August 4, 2010.

10.6*	Form of stock option grant agreement under Regions Financial Corporation 2010 Long Term Incentive Plan, incorporated by reference to Exhibit 10.5 to Form 10-K Annual Report filed by registrant on February 24, 2011.

10.7*	Form of 2009-2010 Annual Salary Stock Unit Award Agreement, incorporated by reference to Exhibit 10.1 to Form 8-K Current Report filed by registrant on December 11, 2009.

10.8*	Form of 2011 Annual Salary Stock Unit Award Agreement, incorporated by reference to Exhibit 10.1 to Form 8-K Current Report filed by registrant on February 25, 2011.

10.9*	Form of TARP Restricted Stock Award Agreement, incorporated by reference to Exhibit 10.2 to Form 8-K Current Report filed by registrant on February 25, 2011.

10.10*	Form of 2012 Annual Salary Stock Unit Award Agreement, incorporated by reference to Exhibit 10.10 to Form 10-K Annual Report filed by registrant on February 24, 2012.

10.11*	Form of Notice and Form of Restricted Stock Unit Award Agreement, incorporated by reference to Exhibit 10.2 to Form 8-K Current Report filed by registrant on May 25, 2012.

10.12*	Form of Notice and Form of Performance Stock Unit Award Agreement, incorporated by reference to Exhibit 10.3 to Form 8-K Current Report filed by registrant on May 25, 2012.

10.13*	Form of Notice and Form of Performance Unit Award Agreement, incorporated by reference to Exhibit 10.4 to Form 8-K Current Report filed by registrant on May 25, 2012.

10.14*	Amendment to Certain Equity-based Awards Granted to John C. Carson, Jr. under the Regions Financial Corporation 2010 Long Term Incentive Plan and the Regions Financial Corporation 2006 Long Term Incentive Plan, incorporated by reference to Exhibit 10.1 to Form 8-K Current Report filed by registrant on April 2, 2012.

10.15*	AmSouth Bancorporation 2006 Long Term Incentive Compensation Plan, incorporated by reference to Appendix C to AmSouth Bancorporation’s Proxy Statement dated March 10, 2006, for the AmSouth Annual Meeting of Shareholders held April 20, 2006, File No. 1-7476.

10.16*	Form of stock option grant agreement under AmSouth Bancorporation 2006 Long Term Incentive Compensation Plan, incorporated by reference to Exhibit 99.3 to Form 8-K Current Report filed by registrant on April 30, 2007.

SEC Assigned Exhibit Number	Description of Exhibits
10.17*	Form of restricted stock grant agreement under AmSouth Bancorporation 2006 Long Term Incentive Compensation Plan, incorporated by reference to Exhibit 99.4 to Form 8-K Current Report filed by registrant on April 30, 2007.

10.18*	Form of performance unit agreement under AmSouth Bancorporation 2006 Long Term Incentive Compensation Plan and Regions Financial Corporation 2006 Long Term Incentive Plan, incorporated by reference to Exhibit 99.5 to Form 8-K Current Report filed by registrant on April 30, 2007.

10.18*	Form of performance-based stock option grant agreement and award notice under AmSouth Bancorporation 2006 Long Term Incentive Compensation Plan, incorporated by reference to Exhibit 10.4 to Form 10-Q Quarterly Report filed by registrant on May 11, 2009.

10.20*	Form of Retention RSU Award Notice, incorporated by reference to Exhibit 99.1 to Form 8-K Current Report filed by registrant on October 3, 2007.

10.21*	Form of Retention RSU Award Agreement, incorporated by reference to Exhibit 99.2 to Form 8-K Current Report filed by registrant on October 3, 2007.

10.22*	Regions Financial Corporation 2006 Long Term Incentive Plan, incorporated by reference to Exhibit 99.1 to Form 8-K Current Report filed by registrant on May 23, 2006, File No. 000-50831.

10.23*	Amendment to Regions Financial Corporation 2006 Long Term Incentive Plan, incorporated by reference to Exhibit 10.5 to Form 10-Q Quarterly Report filed by registrant on May 7, 2008.

10.24*	Form of stock option grant agreement under Regions Financial Corporation 2006 Long Term Incentive Plan, incorporated by reference to Exhibit 99.1 to Form 8-K Current Report filed by registrant on April 30, 2007.

10.25*	Form of restricted stock grant agreement under Regions Financial Corporation 2006 Long Term Incentive Plan, incorporated by reference to Exhibit 99.2 to Form 8-K Current Report filed by registrant on April 30, 2007.

10.26*	Form of performance-based stock option grant agreement and award notice under Regions Financial Corporation 2006 Long Term Incentive Plan, incorporated by reference to Exhibit 10.3 to Form 10-Q Quarterly Report filed by registrant on May 11, 2009.

10.27*	Form of performance-based restricted stock agreement and award notice under AmSouth Bancorporation 2006 Long Term Incentive Compensation Plan and Regions Financial Corporation 2006 Long Term Incentive Plan, incorporated by reference to Exhibit 10.5 to Form 10-Q Quarterly Report filed by registrant on May 11, 2009.

10.28*	Form of performance-based restricted stock agreement and award notice applicable to the non-employee members of the Board of Directors under the Regions Financial Corporation 2006 Long Term Incentive Plan, incorporated by reference to Exhibit 10.1 to Form 8-K Current Report filed by registrant on April 22, 2009.

10.29*	Form of director stock option grant agreement under Regions Financial Corporation 2006 Long Term Incentive Plan, incorporated by reference to Exhibit 10.45 to Form 10-K Annual Report filed by registrant on February 26, 2008.

10.30*	Form of 2009 LTI cash award agreement under the Regions Financial Corporation 2006 Long Term Incentive Plan, incorporated by reference to Exhibit 10.19 to Form 10-K Annual Report filed by registrant on February 24, 2011.

SEC Assigned Exhibit Number	Description of Exhibits
10.31*	Form of TARP restricted stock award agreement under the Regions Financial Corporation 2006 Long Term Incentive Plan with John C. Carson, incorporated by reference to Exhibit 10.20 to Form 10-K Annual Report filed by registrant on February 24, 2011.

10.32*	AmSouth Bancorporation 1996 Long Term Incentive Compensation Plan, as amended, incorporated by reference to Exhibit 10.2 to Form 10-Q Quarterly Report filed by AmSouth Bancorporation on November 9, 2004, File No. 1-7476.

10.33*	Amendment Number 1 to the AmSouth Bancorporation 1996 Long Term Incentive Compensation Plan, incorporated by reference to Exhibit 10.1 to Form 10-Q Quarterly Report filed by AmSouth Bancorporation on May 9, 2006, File No. 1-7476.

10.34*	Form of restricted stock grant agreement under AmSouth Bancorporation 1996 Long Term Incentive Compensation Plan, incorporated by reference to Exhibit 10.1 to Form 8-K Current Report filed by AmSouth Bancorporation on April 5, 2006, File No. 1-7476.

10.35*	Form of stock option grant agreement under AmSouth Bancorporation 1996 Long Term Incentive Compensation Plan, incorporated by reference as Exhibit 10.2 to Form 8-K Current Report filed by AmSouth Bancorporation on February 11, 2005, File No. 1-7476.

10.36*	AmSouth Bancorporation Amended and Restated Stock Option Plan for Outside Directors, incorporated by reference to Appendix E to AmSouth Bancorporation’s Proxy Statement dated March 10, 2004, for the Annual Meeting of Shareholders held April 15, 2004, File No. 1-7476.

10.37*	Form of stock option grant agreement under AmSouth Bancorporation Amended and Restated Stock Option Plan for Outside Directors, incorporated by reference to Exhibit 10.1 to Form 8-K Current Report filed by AmSouth Bancorporation on April 26, 2005, File No. 1-7476.

10.38*	Amended and Restated Regions Financial Corporation Directors’ Deferred Stock Investment Plan, incorporated by reference to Exhibit 10.27 to Form 10-K Annual Report filed by registrant on February 25, 2009.

10.39*	Amended and Restated Regions Financial Corporation Deferred Compensation Plan for Former Directors of AmSouth Bancorporation (formerly named Deferred Compensation Plan for Directors of AmSouth Bancorporation), incorporated by reference to Exhibit 10.30 to Form 10-K Annual Report filed by registrant on February 25, 2009.

10.40*	First American Corporation Directors’ Deferred Compensation Plan, incorporated by reference to Exhibit 10-a to Form 10-Q Quarterly Report filed by AmSouth Bancorporation on April 30, 2002, File No. 1-7476.

10.41*	Amendment Number 2 to First American Corporation Directors’ Deferred Compensation Plan, incorporated by reference to Exhibit 10.3 to Form 10-Q Quarterly Report filed by registrant on November 9, 2007.

10.42*	Amendment Number 3 to First American Corporation Directors’ Deferred Compensation Plan.

10.43*	Form of deferred compensation agreement implementing deferred compensation arrangements with certain directors who were formerly directors of Union Planters Corporation, incorporated by reference to Exhibit 10.19 to Form 10-K Annual Report filed by registrant on March 14, 2005, File No. 000-50831.

10.44*	AmSouth Bancorporation Deferred Compensation Plan, incorporated by reference to Exhibit 10.13 to Form 10-K Annual Report filed by AmSouth Bancorporation on March 15, 2005, File No. 1-7476.

SEC Assigned Exhibit Number	Description of Exhibits
10.45*	Amendment Number 1 to AmSouth Bancorporation Deferred Compensation Plan effective November 4, 2006, incorporated by reference to Exhibit 10.59 to Form 10-K Annual Report filed by registrant on March 1, 2007.

10.46*	Amendment Number 2 to AmSouth Bancorporation Deferred Compensation Plan, incorporated by reference to Exhibit 10.36 to Form 10-K Annual Report filed by registrant on February 25, 2009.

10.47*	Form of Change-in-Control Agreement for executive officers O. B. Grayson Hall, Jr., David B. Edmonds and John B. Owen, incorporated by reference to Exhibit 10.3 of Form 8-K Current Report filed by registrant on October 3, 2007, File No. 000-50831

10.48*	Form of Change-in-Control Agreement for executive officer Fournier J. Gale, III, incorporated by reference to Exhibit 10.10 of Form 10-Q Quarterly Report filed by registrant on August 4, 2011.

10.49*	Form of Change-in-Control Agreement for executive officers C. Matthew Lusco and John M. Turner, Jr., incorporated by reference to Exhibit 10.11 of Form 10-Q Quarterly Report filed by registrant on August 4, 2011.

10.50*	Form of Change-in-Control Agreement with executive officers Brett D. Couch, Barbara Godin, C. Keith Herron, David R. Keenan, Scott M. Peters, Cynthia M. Rogers, Ronald G. Smith and David J. Turner, Jr., incorporated by reference to Exhibit 10.48 to Form 10-K Annual Report filed by registrant on February 24, 2011.

10.51*	Form of Change-in-Control Agreement with executive officers John C. Asbury, Ellen S. Jones and William D. Ritter, incorporated by reference to Exhibit 10.49 to Form 10-K Annual Report filed by registrant on February 24, 2011.

10.52*	Form of Amendment to Change-in-Control Agreement with executive officers O. B. Grayson Hall, Jr., David B. Edmonds, David J. Turner, Jr., John B. Owen, Brett D. Couch, Barbara Godin, C. Keith Herron, David R. Keenan, Scott M. Peters, Cynthia M. Rogers, Ronald G. Smith, John C. Asbury, Ellen S. Jones and William D. Ritter.

10.53*	Amended and Restated Regions Financial Corporation Supplemental 401(k) Plan (formerly named AmSouth Bancorporation Supplemental Thrift Plan), incorporated by reference to Exhibit 10.58 to Form 10-K Annual Report filed by registrant on February 25, 2009.

10.54*	Amendment Number One to the Regions Financial Corporation Supplemental 401(k) Plan, incorporated by reference to Exhibit 10.4 to Form 8-K Current Report filed by registrant on February 27, 2009.

10.55*	Amendment Number Two to the Regions Financial Corporation Supplemental 401(k) Plan, incorporated by reference to Exhibit 10.2 to Form 8-K Current Report filed by registrant on December 18, 2009.

10.56*	Amendment Number Three to the Regions Financial Corporation Supplemental 401(k) Plan, incorporated by reference to Exhibit 10.59 to Form 10-K Annual Report filed by registrant on February 24, 2011.

10.57*	Amendment Number Four to the Regions Financial Corporation Supplemental 401(k) Plan, incorporated by reference to Exhibit 10.60 to Form 10-K Annual Report filed by registrant on February 24, 2011.

10.58*	Amendment Number Five to the Regions Financial Corporation Supplemental 401(k) Plan, incorporated by reference to Exhibit 10.54 to the Form 10-K Annual Report filed by registrant on February 24, 2012.

SEC Assigned Exhibit Number	Description of Exhibits
10.59*	Regions Financial Corporation Post 2006 Supplemental Executive Retirement Plan Amended and Restated as of January 1, 2010, incorporated by reference to Exhibit 10.64 to Form 10-K Annual Report filed by registrant on February 24, 2011.

10.60*	Amendment Number One to the Regions Financial Corporation Post 2006 Supplemental Executive Retirement Plan Amended and Restated Effective as of January 1, 2010, incorporated by reference to Exhibit 10.65 to Form 10-K Annual Report filed by registrant on February 24, 2011.

10.61*	Form of Indemnification Agreement for Directors of AmSouth Bancorporation, incorporated by reference to Exhibit 10.2 to Form 8-K Current Report filed by AmSouth Bancorporation on April 20, 2006, File No. 1-7476.

10.62*	Form of Aircraft Time Sharing Agreement, incorporated by reference to Exhibit 10.1 to Form 10-Q Quarterly Report filed by registrant on November 4, 2009.

10.63*	Amendment to Aircraft Time Sharing Agreement by and between Regions Financial Corporation and O.B. Grayson Hall, Jr.

10.64*	Regions Financial Corporation Use of Corporate Aircraft Policy.

10.65*	Regions Financial Corporation Amended and Restated Management Incentive Plan, incorporated by reference to Exhibit 10.1 to Form 8-K Current report filed by registrant on May 25, 2012.

10.66*	Form of Morgan Keegan & Company, Inc. Restricted Cash Agreement for executive officer John C. Carson, incorporated by reference to Exhibit 10.70 to Form 10-K Annual Report filed by registrant on February 24, 2011.

10.67*	Morgan Keegan & Company Amended and Restated Deferred Compensation Plan dated January 1, 2011, incorporated by reference to Exhibit 10.71 to Form 10-K Annual Report filed by registrant on February 24, 2011.

10.68*	Letter Agreement, dated November 14, 2008 including the Securities Purchase Agreement—Standard Terms incorporated by reference therein, between registrant and the U.S. Treasury, incorporated by reference to Exhibit 10.1 to Form 8-K Current Report filed by registrant November 18, 2008.

10.69*	Form of letter agreement and Waiver executed in favor of U.S. Treasury and signed by each of O. B. Grayson Hall, Jr., David C. Edmonds, John B. Owen, and David J. Turner, Jr., incorporated by reference to Exhibit 10.47 to Form 10-K Annual Report filed by registrant on February 25, 2009.

12	Computation of Ratio of Earnings to Fixed Charges.

21	List of subsidiaries of registrant.

23	Consent of independent registered public accounting firm.

24	Powers of Attorney.

31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SEC Assigned Exhibit Number	Description of Exhibits
99.1	Certifications of Principal Executive Officer pursuant to 31 C.F.R. § 30.15.

99.2	Certifications of Principal Financial Officer pursuant to 31 C.F.R. § 30.15.

101	Interactive Data File

*	Compensatory plan or agreement.

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

Date: February 21, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ O. B. GRAYSON HALL, JR. O. B. Grayson Hall, Jr.	President, Chief Executive Officer, and Director (principal executive officer)	February 21, 2013

/S/ DAVID J. TURNER, JR. David J. Turner, Jr.	Senior Executive Vice President and Chief Financial Officer (principal financial officer)	February 21, 2013

/S/ HARDIE B. KIMBROUGH, JR. Hardie B. Kimbrough, Jr.	Executive Vice President and Controller (principal accounting officer)	February 21, 2013

* Samuel W. Bartholomew, Jr.	Director	February 21, 2013

* George W. Bryan	Director	February 21, 2013

* Carolyn H. Byrd	Director	February 21, 2013

* David J. Cooper, Sr.	Director	February 21, 2013

* Earnest W. Deavenport, Jr.	Chairman of the Board, Director	February 21, 2013

* Don DeFosset	Director	February 21, 2013

* Eric C. Fast	Director	February 21, 2013

Signature	Title	Date

* John D. Johns	Director	February 21, 2013

* James R. Malone	Director	February 21, 2013

* Ruth Ann Marshall	Director	February 21, 2013

* Susan W. Matlock	Director	February 21, 2013

* John E. Maupin, Jr.	Director	February 21, 2013

* Charles D. McCrary	Director	February 21, 2013

* John R. Roberts	Director	February 21, 2013

* Lee J. Styslinger III	Director	February 21, 2013

*	Fournier J. Gale, III, by signing his name hereto, does sign this document on behalf of each of the persons indicated above pursuant to powers of attorney executed by such persons and filed with the Securities and Exchange Commission.

By:	/S/ FOURNIER J. GALE, III
Fournier J. Gale, III
Attorney in Fact