Form 10-Q
period 2013-03-31
REGIONS FINANCIAL CORP
filed 2013-05-08
CIK 1281761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2013
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
The number of shares outstanding of each of the issuer’s classes of common stock was 1,413,378,469 shares of common stock, par value $.01, outstanding as of May 3, 2013.

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

•
Regions’ ability to effectively identify and manage credit risk, interest rate risk, market risk, operational risk, legal risk, liquidity risk, reputational risk, counterparty risk, international risk, and regulatory and compliance risk.

•	Regions’ ability to ensure adequate capitalization which is impacted by inherent uncertainties in forecasting credit losses.

•	The cost and other effects of material contingencies, including litigation contingencies, and any adverse judicial, administrative, or arbitral rulings or proceedings.

•	The effects of increased competition from both banks and non-banks.

•	The effects of geopolitical instability and risks such as terrorist attacks.

•	Regions' ability to identify and address data security breaches.

•	Possible changes in consumer and business spending and saving habits could affect Regions’ ability to increase assets and to attract deposits.

•	The effects of weather and natural disasters such as floods, droughts, wind, tornadoes and hurricanes, and the effects of man-made disasters.

•	Possible downgrades in ratings issued by rating agencies.

•	Possible changes in the speed of loan prepayments by Regions’ customers and loan origination or sales volumes.

•	Possible acceleration of prepayments on mortgage-backed securities due to low interest rates, and the related acceleration of premium amortization on those securities.

•	The effects of problems encountered by larger or similar financial institutions that adversely affect Regions or the banking industry generally.

•	Regions’ ability to receive dividends from its subsidiaries.

•	The effects of the failure of any component of Regions’ business infrastructure which is provided by a third party.

•	Changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or other regulatory agencies.

•	The effects of any damage to Regions’ reputation resulting from developments related to any of the items identified above.
The words “believe,” “expect,” “anticipate,” “project,” and similar expressions often signify forward-looking statements. You should not place undue reliance on any forward-looking statements, which speak only as of the date made. We assume no obligation to update or revise any forward-looking statements that are made from time to time.
See also the “Forward-Looking Statements” and “Risk Factors” sections of Regions’ Annual Report on Form 10-K for the year ended December 31, 2012 as filed with the Securities and Exchange Commission.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2013	December 31, 2012
	(In millions, except share data)
Assets
Cash and due from banks	$1,796	$1,979
Interest-bearing deposits in other banks	3,137	3,510
Trading account securities	121	116
Securities available for sale	27,089	27,244
Securities held to maturity (estimated fair value of $9 and $11, respectively)	8	10
Loans held for sale (includes $1,016 and $1,282 measured at fair value, respectively)	1,082	1,383
Loans, net of unearned income	73,936	73,995
Allowance for loan losses	(1,749)	(1,919)
Net loans	72,187	72,076
Other interest-earning assets	102	900
Premises and equipment, net	2,252	2,279
Interest receivable	366	344
Goodwill	4,816	4,816
Mortgage servicing rights at fair value	236	191
Other identifiable intangible assets	331	345
Other assets	6,195	6,154
Total assets	$119,718	$121,347
Liabilities and Stockholders’ Equity
Deposits:
Non-interest-bearing	$29,971	$29,963
Interest-bearing	64,162	65,511
Total deposits	94,133	95,474
Borrowed funds:
Short-term borrowings:
Federal funds purchased and securities sold under agreements to repurchase	1,829	1,449
Other short-term borrowings	1	125
Total short-term borrowings	1,830	1,574
Long-term borrowings	5,847	5,861
Total borrowed funds	7,677	7,435
Other liabilities	2,168	2,939
Total liabilities	103,978	105,848
Stockholders’ equity:
Preferred stock, authorized 10 million shares:
Series A, non-cumulative perpetual, par value $1.00 (liquidation preference $1,000.00) per share, including related surplus, net of discount; Issued—500,000 shares	474	482
Common stock, par value $.01 per share:
Authorized 3 billion shares
Issued including treasury stock—1,454,665,741 and 1,454,626,952 shares, respectively	15	15
Additional paid-in capital	19,643	19,652
Retained earnings (deficit)	(3,003)	(3,338)
Treasury stock, at cost—41,287,272 and 41,287,460 shares, respectively	(1,377)	(1,377)
Accumulated other comprehensive income (loss), net	(12)	65
Total stockholders’ equity	15,740	15,499
Total liabilities and stockholders’ equity	$119,718	$121,347

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31
	2013	2012
	(In millions, except per share data)
Interest income on:
Loans, including fees	$743	$812
Securities - taxable	156	174
Loans held for sale	9	7
Trading account securities	1	1
Other interest-earning assets	2	3
Total interest income	911	997
Interest expense on:
Deposits	42	88
Long-term borrowings	71	82
Total interest expense	113	170
Net interest income	798	827
Provision for loan losses	10	117
Net interest income after provision for loan losses	788	710
Non-interest income:
Service charges on deposit accounts	242	254
Investment fee income	27	28
Mortgage income	72	77
Trust department income	49	49
Securities gains, net	15	12
Other	96	104
Total non-interest income	501	524
Non-interest expense:
Salaries and employee benefits	447	442
Net occupancy expense	90	94
Furniture and equipment expense	69	64
Other	236	313
Total non-interest expense	842	913
Income from continuing operations before income taxes	447	321
Income tax expense	114	82
Income from continuing operations	333	239
Discontinued operations:
Income (loss) from discontinued operations before income taxes	4	(65)
Income tax expense (benefit)	2	(25)
Income (loss) from discontinued operations, net of tax	2	(40)
Net income	$335	$199
Net income from continuing operations available to common shareholders	$325	$185
Net income available to common shareholders	$327	$145
Weighted-average number of shares outstanding:
Basic	1,413	1,282
Diluted	1,423	1,283
Earnings per common share from continuing operations:
Basic	$0.23	$0.14
Diluted	0.23	0.14
Earnings per common share:
Basic	$0.23	$0.11
Diluted	0.23	0.11
Cash dividends declared per common share	0.01	0.01
See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31
	2013	2012
	(In millions)
Net income	$335	$199
Other comprehensive income (loss), net of tax:*
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period (net of $(43) and zero tax effect for the three months ended March 31, 2013 and 2012, respectively)	(68)	2
Less: reclassification adjustments for securities gains realized in net income (net of $5 and $4 tax effect for the three months ended March 31, 2013 and 2012, respectively)	10	8
Net change in unrealized gains (losses) on securities available for sale, net of tax	(78)	(6)
Unrealized gains (losses) on derivative instruments designated as cash flow hedges:
Unrealized holding gains on derivatives arising during the period (net of $1 and $6 tax effect for the three months ended March 31, 2013 and 2012, respectively)	1	10
Less: reclassification adjustments for gains realized in net income (net of $6 and $6 tax effect for the three months ended March 31, 2013 and 2012, respectively)	9	10
Net change in unrealized gains (losses) on derivative instruments, net of tax	(8)	—
Defined benefit pension plans and other post employment benefits:
Net actuarial gains (losses) arising during the period (net of zero and $1 tax effect for the three months ended March 31, 2013 and 2012, respectively)	(1)	4
Less: reclassification adjustments for amortization of actuarial loss and prior service cost realized in net income, and other (net of $(6) and $(7) tax effect for the three months ended March 31, 2013 and 2012, respectively)	(10)	(11)
Net change from defined benefit pension plans, net of tax	9	15
Other comprehensive income (loss), net of tax*	$(77)	$9
Comprehensive income	$258	$208
________
* All other comprehensive amounts are shown net of tax.

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Treasury Stock, At Cost	Accumulated Other Comprehensive Income (Loss), Net	Total
	Shares	Amount	Shares	Amount
	(In millions, except share and per share data)
BALANCE AT JANUARY 1, 2012(1)	4	$3,419	1,259	$13	$18,855	$(4,322)	$(1,397)	$(69)	$16,499
Net income	—	—	—	—	—	199	—	—	199
Net change in unrealized gains and losses on securities available for sale, net of tax and reclassification adjustment	—	—	—	—	—	—	—	(6)	(6)
Net change from defined benefit pension plans, net of tax	—	—	—	—	—	—	—	15	15
Cash dividends declared—$0.01 per share(1)	—	—	—	—	(13)	—	—	—	(13)
Preferred dividends:
U.S. Treasury preferred stock dividends	—	—	—	—	—	(44)	—	—	(44)
Preferred stock transactions:
Discount accretion	—	10	—	—	—	(10)	—	—	—
Common stock transactions:
Net proceeds from issuance of 153 million shares of common stock	—	—	153	2	873	—	—	—	875
Impact of stock transactions under compensation plans, net	—	—	—	—	6	—	3	—	9
BALANCE AT MARCH 31, 2012(1)	4	$3,429	1,412	$15	$19,721	$(4,177)	$(1,394)	$(60)	$17,534

BALANCE AT JANUARY 1, 2013	1	$482	1,413	$15	$19,652	$(3,338)	$(1,377)	$65	$15,499
Net income	—	—	—	—	—	335	—	—	335
Net change in unrealized gains and losses on securities available for sale, net of tax and reclassification adjustment	—	—	—	—	—	—	—	(78)	(78)
Net change in unrealized gains and losses on derivative instruments, net of tax and reclassification adjustment	—	—	—	—	—	—	—	(8)	(8)
Net change from defined benefit pension plans, net of tax	—	—	—	—	—	—	—	9	9
Cash dividends declared—$0.01 per share	—	—	—	—	(14)	—	—	—	(14)
Series A preferred stock dividends	—	(8)	—	—	—	—	—	—	(8)
Common stock transactions:
Impact of stock transactions under compensation plans, net	—	—	—	—	5	—	—	—	5
BALANCE AT MARCH 31, 2013	1	$474	1,413	$15	$19,643	$(3,003)	$(1,377)	$(12)	$15,740
_________

(1)
Prior period cash dividends declared on common stock have been reclassified from retained earnings (deficit) to additional paid-in capital to correct an error in classification. Refer to Note 14 "Stockholder's Equity and Accumulated Other Comprehensive Income (Loss)" in Regions' Annual Report on Form 10-K for the year ended December 31, 2012 for further discussion.

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31
	2013	2012
	(In millions )
Operating activities:
Net income	$335	$199
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	10	117
Depreciation, amortization and accretion, net	171	171
Provision for losses on other real estate, net	3	15
Securities (gains) losses, net	(15)	(12)
Deferred income tax expense	121	55
Originations and purchases of loans held for sale	(1,247)	(1,029)
Proceeds from sales of loans held for sale	1,567	1,313
(Gain) loss on sale of loans, net	(43)	(38)
Net change in operating assets and liabilities:
Trading account assets	(5)	139
Other interest-earning assets	798	31
Interest receivable	(22)	(36)
Other assets	226	48
Other liabilities	(758)	(218)
Other	(11)	—
Net cash from operating activities	1,130	755
Investing activities:
Proceeds from sales of securities available for sale	388	1,398
Proceeds from maturities of securities available for sale	1,765	1,594
Proceeds from maturities of securities held to maturity	2	1
Purchases of securities available for sale	(2,527)	(5,075)
Proceeds from sales of loans	48	159
Purchases of loans	(220)	(174)
Net change in loans	(2)	337
Net purchases of premises and equipment	(33)	(37)
Net cash from investing activities	(579)	(1,797)
Financing activities:
Net change in deposits	(1,341)	1,511
Net change in short-term borrowings	256	(159)
Payments on long-term borrowings	—	(900)
Cash dividends on common stock	(14)	(13)
Cash dividends on Series A preferred stock issued to the U.S. Treasury	—	(44)
Cash dividends on Series A preferred stock	(8)	—
Net proceeds from issuance of common stock	—	875
Net cash from financing activities	(1,107)	1,270
Net change in cash and cash equivalents	(556)	228
Cash and cash equivalents at beginning of year	5,489	7,245
Cash and cash equivalents at end of period	$4,933	$7,473

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Three Months Ended March 31, 2013 and 2012
NOTE 1. BASIS OF PRESENTATION
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
The accounting and reporting policies of Regions and the methods of applying those policies that materially affect the consolidated financial statements conform with accounting principles generally accepted in the United States (“GAAP”) and with general financial services industry practices. The accompanying interim financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and notes to the consolidated financial statements necessary for a complete presentation of financial position, results of operations, comprehensive income and cash flows in conformity with GAAP. In the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair presentation of the consolidated financial statements have been included. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto in Regions’ Form 10-K for the year ended December 31, 2012. Regions has evaluated all subsequent events for potential recognition and disclosure through the filing date of this Form 10-Q. See Note 17.
On January 11, 2012, Regions entered into an agreement to sell Morgan Keegan & Company, Inc. (“Morgan Keegan”) and related affiliates. The transaction closed on April 2, 2012. See Note 2 and Note 15 for further details. Results of operations for the entities sold are presented separately as discontinued operations for all periods presented on the consolidated statements of income. Other expenses related to the transaction are also included in discontinued operations. This presentation is consistent with the consolidated financial statements included in the 2012 Form 10-K.
Certain amounts in prior period financial statements have been reclassified to conform to the current period presentation, except as otherwise noted. These reclassifications are immaterial and have no effect on net income, comprehensive income, total assets or total stockholders’ equity as previously reported.
NOTE 2. DISCONTINUED OPERATIONS
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

The following table represents the condensed results of operations for discontinued operations for the three months ended March 31:

	Three Months Ended March 31
	2013	2012
	(In millions, except per share data)
Interest income	$—	$8
Interest expense	—	1
Net interest income	—	7
Non-interest income:
Brokerage, investment banking and capital markets	—	233
Other	—	7
Total non-interest income	—	240
Non-interest expense:
Salaries and employee benefits	—	171
Net occupancy expense	—	9
Furniture and equipment expense	—	8
Professional and legal expenses	(5)	96
Other	1	28
Total non-interest expense	(4)	312
Income (loss) from discontinued operations before income taxes	4	(65)
Income tax expense (benefit)	2	(25)
Income (loss) from discontinued operations, net of tax	$2	$(40)
Earnings (loss) per common share from discontinued operations:
Basic	$0.00	$(0.03)
Diluted	$0.00	$(0.03)

NOTE 3. SECURITIES
The amortized cost, gross unrealized gains and losses, and estimated fair value of securities available for sale and securities held to maturity are as follows:

	March 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Securities available for sale:
U.S. Treasury securities	$53	$1	$—	$54
Federal agency securities	485	3	(1)	487
Obligations of states and political subdivisions	7	—	—	7
Mortgage-backed securities:
Residential agency	20,469	493	(27)	20,935
Residential non-agency	11	1	—	12
Commercial agency	789	20	(1)	808
Commercial non-agency	1,131	30	(3)	1,158
Corporate and other debt securities	2,906	67	(16)	2,957
Equity securities	663	8	—	671
	$26,514	$623	$(48)	$27,089
Securities held to maturity:
U.S. Treasury securities	$2	$—	$—	$2
Federal agency securities	1	—	—	1
Mortgage-backed securities:
Residential agency	5	1	—	6
	$8	$1	$—	$9

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Securities available for sale:
U.S. Treasury securities	$50	$2	$—	$52
Federal agency securities	550	4	(1)	553
Obligations of states and political subdivisions	9	—	—	9
Mortgage-backed securities:
Residential agency	20,721	574	(18)	21,277
Residential non-agency	12	1	—	13
Commercial agency	705	20	—	725
Commercial non-agency	1,055	43	—	1,098
Corporate and other debt securities	2,762	81	(8)	2,835
Equity securities	679	4	(1)	682
	$26,543	$729	$(28)	$27,244
Securities held to maturity:
U.S. Treasury securities	$2	$—	$—	$2
Federal agency securities	2	—	—	2
Mortgage-backed securities:
Residential agency	6	1	—	7
	$10	$1	$—	$11

Equity securities in the tables above included the following amortized cost related to Federal Reserve Bank stock and Federal Home Loan Bank (“FHLB”) stock. Shares in the Federal Reserve Bank and FHLB are accounted for at amortized cost, which approximates fair value.

	March 31 2013	December 31 2012
	(In millions)
Federal Reserve Bank	$484	$484
Federal Home Loan Bank	67	73
Securities with carrying values of $14.1 billion and $11.8 billion at March 31, 2013 and December 31, 2012, respectively, were pledged to secure public funds, trust deposits and certain borrowing arrangements.
The amortized cost and estimated fair value of securities available for sale and securities held to maturity at March 31, 2013, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(In millions)
Securities available for sale:
Due in one year or less	$42	$42
Due after one year through five years	920	940
Due after five years through ten years	2,047	2,077
Due after ten years	442	446
Mortgage-backed securities:
Residential agency	20,469	20,935
Residential non-agency	11	12
Commercial agency	789	808
Commercial non-agency	1,131	1,158
Equity securities	663	671
	$26,514	$27,089
Securities held to maturity:
Due in one year or less	$1	$1
Due after one year through five years	2	2
Due after five years through ten years	—	—
Due after ten years	—	—
Mortgage-backed securities:
Residential agency	5	6
	$8	$9

The following tables present gross unrealized losses and the related estimated fair value of securities available for sale at March 31, 2013 and December 31, 2012. There were no gross unrealized losses on debt securities held to maturity at either March 31, 2013 or December 31, 2012. These securities are segregated between investments that have been in a continuous unrealized loss position for less than twelve months and twelve months or more.

	March 31, 2013
	Less Than Twelve Months		Twelve Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In millions)
U.S. Treasury securities	$7	$—	$—	$—	$7	$—
Federal agency securities	351	(1)	5	—	356	(1)
Mortgage-backed securities:
Residential agency	2,717	(26)	121	(1)	2,838	(27)
Residential non-agency	4	—	—	—	4	—
Commercial agency	110	(1)	—	—	110	(1)
Commercial non-agency	314	(3)	—	—	314	(3)
All other securities	924	(15)	14	(1)	938	(16)
	$4,427	$(46)	$140	$(2)	$4,567	$(48)

	December 31, 2012
	Less Than Twelve Months		Twelve Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In millions)
Federal agency securities	$350	$(1)	$—	$—	$350	$(1)
Mortgage-backed securities:
Residential agency	1,777	(16)	157	(2)	1,934	(18)
All other securities	884	(9)	—	—	884	(9)
	$3,011	$(26)	$157	$(2)	$3,168	$(28)

For the securities included in the tables above, management does not believe any individual unrealized loss, which was comprised of 415 securities and 378 securities at March 31, 2013 and December 31, 2012, respectively, represented an other-than-temporary impairment as of those dates. The Company does not intend to sell, and it is not more likely than not that the Company will be required to sell, the securities before the recovery of their amortized cost basis, which may be at maturity.
Credit-related impairment charges were immaterial for the three months ended March 31, 2013 and 2012.
Cash proceeds from sale, gross realized gains and gross realized losses on sales of securities available for sale are shown in the table below. The cost of securities sold is based on the specific identification method.

	Three Months Ended March 31
	2013	2012
	(In millions)
Proceeds	$388	$1,398

Gross realized gains	$16	$12
Gross realized losses	(1)	—
Securities gains, net	$15	$12

NOTE 4. LOANS AND THE ALLOWANCE FOR CREDIT LOSSES
LOANS
The following table presents the distribution by loan segment and class of Regions’ loan portfolio, net of unearned income:

	March 31, 2013	December 31, 2012
	(In millions, net of unearned income)
Commercial and industrial	$27,602	$26,674
Commercial real estate mortgage—owner-occupied	9,812	10,095
Commercial real estate construction—owner-occupied	325	302
Total commercial	37,739	37,071
Commercial investor real estate mortgage	6,338	6,808
Commercial investor real estate construction	984	914
Total investor real estate	7,322	7,722
Residential first mortgage	12,875	12,963
Home equity	11,546	11,800
Indirect	2,483	2,336
Consumer credit card	851	906
Other consumer	1,120	1,197
Total consumer	28,875	29,202
	$73,936	$73,995
During the three months ended March 31, 2013 and 2012, Regions purchased approximately $220 million and $174 million, respectively, in indirect loans from a third party.
At March 31, 2013, $11.3 billion in loans held by Regions were pledged to secure borrowings from the FHLB. At March 31, 2013, an additional $25.4 billion of loans held by Regions were pledged to the Federal Reserve Bank.

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
ROLLFORWARD OF ALLOWANCE FOR CREDIT LOSSES
The following tables present analyses of the allowance for credit losses by portfolio segment for the three months ended March 31, 2013 and 2012. The total allowance for credit losses as of March 31, 2013 and 2012 is then disaggregated to detail the amounts derived through individual evaluation and the amounts calculated through collective evaluation. The allowance for loan losses related to individually evaluated loans includes reserves for non-accrual loans and leases equal to or greater than $2.5 million. The allowance for loan losses related to collectively evaluated loans includes the remainder of the portfolio.

	Three Months Ended March 31, 2013
	Commercial	Investor Real Estate	Consumer	Total
	(In millions)
Allowance for loan losses, January 1, 2013	$847	$469	$603	$1,919
Provision (credit) for loan losses	17	(31)	24	10
Loan losses:
Charge-offs	(99)	(23)	(102)	(224)
Recoveries	17	9	18	44
Net loan losses	(82)	(14)	(84)	(180)
Allowance for loan losses, March 31, 2013	782	424	543	1,749
Reserve for unfunded credit commitments, January 1, 2013	69	10	4	83
Provision for unfunded credit commitments	5	—	—	5
Reserve for unfunded credit commitments, March 31, 2013	74	10	4	88
Allowance for credit losses, March 31, 2013	$856	$434	$547	$1,837
Portion of ending allowance for loan losses:
Individually evaluated for impairment	$74	$65	$1	$140
Collectively evaluated for impairment	708	359	542	1,609
Total allowance for loan losses	$782	$424	$543	$1,749
Portion of loan portfolio ending balance:
Individually evaluated for impairment	$384	$304	$2	$690
Collectively evaluated for impairment	37,355	7,018	28,873	73,246
Total loans evaluated for impairment	$37,739	$7,322	$28,875	$73,936

	Three Months Ended March 31, 2012
	Commercial	Investor Real Estate	Consumer	Total
	(In millions)
Allowance for loan losses, January 1, 2012	$1,030	$991	$724	$2,745
Provision (credit) for loan losses	61	(10)	66	117
Loan losses:
Charge-offs	(125)	(95)	(156)	(376)
Recoveries	16	12	16	44
Net loan losses	(109)	(83)	(140)	(332)
Allowance for loan losses, March 31, 2012	982	898	650	2,530
Reserve for unfunded credit commitments, January 1, 2012	30	26	22	78
Provision (credit) for unfunded credit commitments	14	—	(1)	13
Reserve for unfunded credit commitments, March 31, 2012	44	26	21	91
Allowance for credit losses, March 31, 2012	$1,026	$924	$671	$2,621
Portion of ending allowance for loan losses:
Individually evaluated for impairment	$105	$146	$2	$253
Collectively evaluated for impairment	877	752	648	2,277
Total allowance for loan losses	$982	$898	$650	$2,530
Portion of loan portfolio ending balance:
Individually evaluated for impairment	$475	$532	$7	$1,014
Collectively evaluated for impairment	35,835	9,579	30,292	75,706
Total loans evaluated for impairment	$36,310	$10,111	$30,299	$76,720
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
Consumer—The consumer loan portfolio segment includes residential first mortgage, home equity, indirect, consumer credit card, and other consumer loans. Residential first mortgage loans represent loans to consumers to finance a residence. These loans are typically financed over a 15 to 30 year term and, in most cases, are extended to borrowers to finance their primary residence. Home equity lending includes both home equity loans and lines of credit. This type of lending, which is secured by a first or second mortgage on the borrower’s residence, allows customers to borrow against the equity in their home. Real estate market values as of the time the loan or line is secured directly affect the amount of credit extended and, in addition, changes in these values impact the depth of potential losses. Indirect lending, which is lending initiated through third-party business partners, is largely comprised of loans made through automotive dealerships. Consumer credit card includes Regions branded consumer credit card accounts.

Other consumer loans include direct consumer installment loans and overdrafts. Loans in this portfolio segment are sensitive to unemployment and other key consumer economic measures.
CREDIT QUALITY INDICATORS
The following tables present credit quality indicators for the loan portfolio segments and classes, excluding loans held for sale, as of March 31, 2013 and December 31, 2012. Commercial and investor real estate loan portfolio segments are detailed by categories related to underlying credit quality and probability of default. Regions assigns these categories at loan origination and reviews the relationship utilizing a risk-based approach on, at minimum, an annual basis or at any time management becomes aware of information affecting the borrowers' ability to fulfill their obligations. Both quantitative and qualitative factors are considered in this review process. These categories are utilized to develop the associated allowance for credit losses.

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

	March 31, 2013
	Pass	Special Mention	Substandard Accrual	Non-accrual	Total
	(In millions)
Commercial and industrial	$26,280	$430	$537	$355	$27,602
Commercial real estate mortgage—owner-occupied	8,767	231	394	420	9,812
Commercial real estate construction—owner-occupied	274	2	37	12	325
Total commercial	$35,321	$663	$968	$787	$37,739
Commercial investor real estate mortgage	$4,813	$373	$701	$451	$6,338
Commercial investor real estate construction	827	100	44	13	984
Total investor real estate	$5,640	$473	$745	$464	$7,322

			Accrual	Non-accrual	Total
			(In millions)
Residential first mortgage			$12,674	$201	$12,875
Home equity			11,413	133	11,546
Indirect			2,482	1	2,483
Consumer credit card			851	—	851
Other consumer			1,120	—	1,120
Total consumer			$28,540	$335	$28,875
					$73,936

	December 31, 2012
	Pass	Special Mention	Substandard Accrual	Non-accrual	Total
	(In millions)
Commercial and industrial	$25,225	$560	$480	$409	$26,674
Commercial real estate mortgage—owner-occupied	8,976	240	440	439	10,095
Commercial real estate construction—owner-occupied	278	3	7	14	302
Total commercial	$34,479	$803	$927	$862	$37,071
Commercial investor real estate mortgage	$5,089	$435	$827	$457	$6,808
Commercial investor real estate construction	733	98	63	20	914
Total investor real estate	$5,822	$533	$890	$477	$7,722

			Accrual	Non-accrual	Total
			(In millions)
Residential first mortgage			$12,749	$214	$12,963
Home equity			11,672	128	11,800
Indirect			2,336	—	2,336
Consumer credit card			906	—	906
Other consumer			1,197	—	1,197
Total consumer			$28,860	$342	$29,202
					$73,995

AGING ANALYSIS
The following tables include an aging analysis of days past due (DPD) for each portfolio segment and class as of March 31, 2013 and December 31, 2012:

	March 31, 2013
	Accrual Loans
	30-59 DPD	60-89 DPD	90+ DPD	Total 30+ DPD	Total Accrual	Non-accrual	Total
	(In millions)
Commercial and industrial	$40	$14	$8	$62	$27,247	$355	$27,602
Commercial real estate mortgage—owner-occupied	34	15	9	58	9,392	420	9,812
Commercial real estate construction—owner-occupied	1	1	—	2	313	12	325
Total commercial	75	30	17	122	36,952	787	37,739
Commercial investor real estate mortgage	33	39	25	97	5,887	451	6,338
Commercial investor real estate construction	3	4	—	7	971	13	984
Total investor real estate	36	43	25	104	6,858	464	7,322
Residential first mortgage	138	86	301	525	12,674	201	12,875
Home equity	79	48	79	206	11,413	133	11,546
Indirect	26	5	3	34	2,482	1	2,483
Consumer credit card	5	4	14	23	851	—	851
Other consumer	14	4	3	21	1,120	—	1,120
Total consumer	262	147	400	809	28,540	335	28,875
	$373	$220	$442	$1,035	$72,350	$1,586	$73,936

	December 31, 2012
	Accrual Loans
	30-59 DPD	60-89 DPD	90+ DPD	Total 30+ DPD	Total Accrual	Non-accrual	Total
	(In millions)
Commercial and industrial	$27	$23	$19	$69	$26,265	$409	$26,674
Commercial real estate mortgage—owner-occupied	49	28	6	83	9,656	439	10,095
Commercial real estate construction—owner-occupied	—	—	—	—	288	14	302
Total commercial	76	51	25	152	36,209	862	37,071
Commercial investor real estate mortgage	38	42	11	91	6,351	457	6,808
Commercial investor real estate construction	1	1	—	2	894	20	914
Total investor real estate	39	43	11	93	7,245	477	7,722
Residential first mortgage	149	86	307	542	12,749	214	12,963
Home equity	100	53	87	240	11,672	128	11,800
Indirect	31	9	3	43	2,336	—	2,336
Consumer credit card	7	7	14	28	906	—	906
Other consumer	19	5	3	27	1,197	—	1,197
Total consumer	306	160	414	880	28,860	342	29,202
	$421	$254	$450	$1,125	$72,314	$1,681	$73,995

IMPAIRED LOANS
The following tables present details related to the Company’s impaired loans as of March 31, 2013 and December 31, 2012. Loans deemed to be impaired include non-accrual commercial and investor real estate loans, excluding leases, and all troubled debt restructurings ("TDRs") (including accruing commercial, investor real estate, and consumer TDRs). Loans which have been fully charged-off do not appear in the tables below.

	Non-accrual Impaired Loans As of March 31, 2013
			Book Value(3)
	Unpaid Principal Balance(1)	Charge-offs and Payments Applied(2)	Total Impaired Loans on Non-accrual Status	Impaired Loans on Non-accrual Status with No Related Allowance	Impaired Loans on Non-accrual Status with Related Allowance	Related Allowance for Loan Losses	Coverage %(4)
	(Dollars in millions)
Commercial and industrial	$446	$96	$350	$73	$277	$105	45.1%
Commercial real estate mortgage—owner-occupied	477	57	420	50	370	128	38.8
Commercial real estate construction—owner-occupied	14	2	12	4	8	3	35.7
Total commercial	937	155	782	127	655	236	41.7
Commercial investor real estate mortgage	549	98	451	56	395	123	40.3
Commercial investor real estate construction	20	7	13	—	13	5	60.0
Total investor real estate	569	105	464	56	408	128	40.9
Residential first mortgage	144	50	94	—	94	12	43.1
Home equity	32	10	22	—	22	2	37.5
Total consumer	176	60	116	—	116	14	42.0
Total	$1,682	$320	$1,362	$183	$1,179	$378	41.5%

	Accruing Impaired Loans As of March 31, 2013
	Unpaid Principal Balance(1)	Charge-offs and Payments Applied(2)	Book Value(3)	Related Allowance for Loan Losses	Coverage %(4)
	(Dollars in millions)
Commercial and industrial	$308	$6	$302	$43	15.9%
Commercial real estate mortgage—owner-occupied	189	4	185	22	13.8
Commercial real estate construction—owner-occupied	27	—	27	4	14.8
Total commercial	524	10	514	69	15.1
Commercial investor real estate mortgage	710	11	699	82	13.1
Commercial investor real estate construction	114	—	114	15	13.2
Total investor real estate	824	11	813	97	13.1
Residential first mortgage	1,108	15	1,093	141	14.1
Home equity	399	5	394	30	8.8
Indirect	1	—	1	—	—
Consumer credit card	1	—	1	—	—
Other consumer	36	—	36	—	—
Total consumer	1,545	20	1,525	171	12.4
Total	$2,893	$41	$2,852	$337	13.1%

	Total Impaired Loans As of March 31, 2013
			Book Value(3)
	Unpaid Principal Balance(1)	Charge-offs and Payments Applied(2)	Total Impaired Loans	Impaired Loans with No Related Allowance	Impaired Loans with Related Allowance	Related Allowance for Loan Losses	Coverage %(4)
	(Dollars in millions)
Commercial and industrial	$754	$102	$652	$73	$579	$148	33.2%
Commercial real estate mortgage—owner- occupied	666	61	605	50	555	150	31.7
Commercial real estate construction—owner-occupied	41	2	39	4	35	7	22.0
Total commercial	1,461	165	1,296	127	1,169	305	32.2
Commercial investor real estate mortgage	1,259	109	1,150	56	1,094	205	24.9
Commercial investor real estate construction	134	7	127	—	127	20	20.1
Total investor real estate	1,393	116	1,277	56	1,221	225	24.5
Residential first mortgage	1,252	65	1,187	—	1,187	153	17.4
Home equity	431	15	416	—	416	32	10.9
Indirect	1	—	1	—	1	—	—
Consumer credit card	1	—	1	—	1	—	—
Other consumer	36	—	36	—	36	—	—
Total consumer	1,721	80	1,641	—	1,641	185	15.4
Total impaired loans	$4,575	$361	$4,214	$183	$4,031	$715	23.5%

_________

(1)	Unpaid principal balance represents the contractual obligation due from the customer and includes the net book value plus charge-offs and payments applied.

(2)	Charge-offs and payments applied represents cumulative partial charge-offs taken, as well as interest payments received that have been applied against the outstanding principal balance.

(3)	Book value represents the unpaid principal balance less charge-offs and payments applied; it is shown before any allowance for loan losses.

(4)	Coverage % represents charge-offs and payments applied plus the related allowance as a percent of the unpaid principal balance.

	Non-accrual Impaired Loans As of December 31, 2012
			Book Value(3)
	Unpaid Principal Balance(1)	Charge-offs and Payments Applied(2)	Total Impaired Loans on Non-accrual Status	Impaired Loans on Non-accrual Status with No Related Allowance	Impaired Loans on Non-accrual Status with Related Allowance	Related Allowance for Loan Losses	Coverage %(4)
	(Dollars in millions)
Commercial and industrial	$467	$62	$405	$63	$342	$128	40.7%
Commercial real estate mortgage—owner-occupied	503	64	439	44	395	148	42.1
Commercial real estate construction—owner-occupied	18	4	14	4	10	3	38.9
Total commercial	988	130	858	111	747	279	41.4
Commercial investor real estate mortgage	560	103	457	54	403	132	42.0
Commercial investor real estate construction	26	6	20	2	18	7	50.0
Total investor real estate	586	109	477	56	421	139	42.3
Residential first mortgage	152	55	97	—	97	13	44.7
Home equity	32	11	21	—	21	2	40.6
Total consumer	184	66	118	—	118	15	44.0
Total	$1,758	$305	$1,453	$167	$1,286	$433	42.0%

	Accruing Impaired Loans As of December 31, 2012
	Unpaid Principal Balance(1)	Charge-offs and Payments Applied(2)	Book Value(3)	Related Allowance for Loan Losses	Coverage %(4)
	(Dollars in millions)
Commercial and industrial	$299	$7	$292	$42	16.4%
Commercial real estate mortgage—owner-occupied	213	4	209	25	13.6
Commercial real estate construction—owner-occupied	1	—	1	—	—
Total commercial	513	11	502	67	15.2
Commercial investor real estate mortgage	782	10	772	97	13.7
Commercial investor real estate construction	107	—	107	16	15.0
Total investor real estate	889	10	879	113	13.8
Residential first mortgage	1,101	13	1,088	144	14.3
Home equity	411	5	406	36	10.0
Indirect	2	1	1	—	50.0
Other consumer	40	—	40	1	2.5
Total consumer	1,554	19	1,535	181	12.9
Total	$2,956	$40	$2,916	$361	13.6%

	Total Impaired Loans As of December 31, 2012
			Book Value(3)
	Unpaid Principal Balance(1)	Charge-offs and Payments Applied(2)	Total Impaired Loans	Impaired Loans with No Related Allowance	Impaired Loans with Related Allowance	Related Allowance for Loan Losses	Coverage %(4)
	(Dollars in millions)
Commercial and industrial	$766	$69	$697	$63	$634	$170	31.2%
Commercial real estate mortgage—owner- occupied	716	68	648	44	604	173	33.7
Commercial real estate construction—owner-occupied	19	4	15	4	11	3	36.8
Total commercial	1,501	141	1,360	111	1,249	346	32.4
Commercial investor real estate mortgage	1,342	113	1,229	54	1,175	229	25.5
Commercial investor real estate construction	133	6	127	2	125	23	21.8
Total investor real estate	1,475	119	1,356	56	1,300	252	25.2
Residential first mortgage	1,253	68	1,185	—	1,185	157	18.0
Home equity	443	16	427	—	427	38	12.2
Indirect	2	1	1	—	1	—	50.0
Other consumer	40	—	40	—	40	1	2.5
Total consumer	1,738	85	1,653	—	1,653	196	16.2
Total impaired loans	$4,714	$345	$4,369	$167	$4,202	$794	24.2%

_________

(1)	Unpaid principal balance represents the contractual obligation due from the customer and includes the net book value plus charge-offs and payments applied.

(2)	Charge-offs and payments applied represents cumulative partial charge-offs taken, as well as interest payments received that have been applied against the outstanding principal balance.

(3)	Book value represents the unpaid principal balance less charge-offs and payments applied; it is shown before any allowance for loan losses.

(4)	Coverage % represents charge-offs and payments applied plus the related allowance as a percent of the unpaid principal balance.

The following table presents the average balances of total impaired loans and interest income for the three months ended March 31, 2013 and 2012. Interest income recognized represents interest on accruing loans modified in a TDR. TDRs are considered impaired loans.

	Three Months Ended March 31
	2013		2012
	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized
	(In millions)
Commercial and industrial	$679	$4	$730	$4
Commercial real estate mortgage—owner-occupied	635	3	785	3
Commercial real estate construction—owner-occupied	31	—	28	—
Total commercial	1,345	7	1,543	7
Commercial investor real estate mortgage	1,189	8	1,636	10
Commercial investor real estate construction	135	2	294	2
Total investor real estate	1,324	10	1,930	12
Residential first mortgage	1,189	10	1,131	10
Home equity	422	5	444	5
Indirect	2	—	1	—
Consumer credit card	1	—	—	—
Other consumer	37	1	52	—
Total consumer	1,651	16	1,628	15
Total impaired loans	$4,320	$33	$5,101	$34
In addition to the impaired loans detailed in the tables above, there were approximately $66 million in non-performing loans classified as held for sale at March 31, 2013, compared to $89 million at December 31, 2012. These loans are larger balance credits, primarily investor real estate, where management does not have the intent to hold the loans for the foreseeable future. The loans are carried at an amount approximating a price which will be recoverable through the loan sale market. During the three months ended March 31, 2013, approximately $31 million in non-performing loans were transferred to held for sale; this amount is net of charge-offs of $18 million recorded upon transfer. During the three months ended March 31, 2012, approximately $93 million in non-performing loans were transferred to held for sale; this amount is net of charge-offs of $53 million recorded upon transfer. At March 31, 2013 and December 31, 2012, non-accrual loans including loans held for sale totaled $1.7 billion and $1.8 billion, respectively.

TROUBLED DEBT RESTRUCTURINGS (TDRs)

The majority of Regions’ commercial and investor real estate TDRs are the result of renewals where the only concession is that the interest rate at renewal is not considered to be a market rate. Consumer TDRs generally involve an interest rate concession. Accordingly, the financial impact of the modifications is best illustrated by the impact to the allowance calculation at the loan or pool level as a result of the loans being considered impaired due to their status as a TDR.

None of the modified consumer loans listed in the following TDR disclosures were collateral-dependent at the time of modification. At March 31, 2013, approximately $119 million in residential first mortgage TDRs were in excess of 180 days past due and are considered collateral-dependent. At March 31, 2013, approximately $11.5 million in home equity first lien TDRs were in excess of 180 days past due and $7.6 million in home equity second lien TDRs were in excess of 120 days past due and are considered collateral-dependent.
Further discussion related to TDRs, including their impact on the allowance for loan losses, and designation of TDRs in periods subsequent to the modification is included in the Annual Report on Form 10-K for the year ended December 31, 2012.
The following tables present loans by portfolio segment and class modified in a TDR, and the financial impact of those modifications, for the periods presented. The tables include modifications made to new TDRs, as well as renewals of existing TDRs. The majority of TDRs reported are in the commercial and investor real estate portfolio segments. Total commercial and investor real estate loans reported as new TDRs totaled approximately $208 million and $396 million for the three months ended March 31, 2013 and 2012, respectively.

	Three Months Ended March 31, 2013
			Financial Impact of Modifications Considered TDRs
	Number of Obligors	Recorded Investment	Increase in Allowance at Modification
		(Dollars in millions)
Commercial and industrial	114	$155	$1
Commercial real estate mortgage—owner-occupied	76	99	1
Commercial real estate construction—owner-occupied	1	26	—
Total commercial	191	280	2
Commercial investor real estate mortgage	111	205	1
Commercial investor real estate construction	22	36	—
Total investor real estate	133	241	1
Residential first mortgage	86	59	7
Home equity	34	10	1
Consumer credit card	21	1	—
Indirect and other consumer	31	1	—
Total consumer	172	71	8
	496	$592	$11

	Three Months Ended March 31, 2012
			Financial Impact of Modifications Considered TDRs
	Number of Obligors	Recorded Investment	Increase in Allowance at Modification
		(Dollars in millions)
Commercial and industrial	199	$151	$1
Commercial real estate mortgage—owner-occupied	145	116	1
Commercial real estate construction—owner-occupied	6	4	—
Total commercial	350	271	2
Commercial investor real estate mortgage	187	450	4
Commercial investor real estate construction	70	42	1
Total investor real estate	257	492	5
Residential first mortgage	352	67	8
Home equity	309	23	2
Indirect and other consumer	161	3	—
Total consumer	822	93	10
	1,429	$856	$17

As described previously, the consumer modifications granted by Regions are rate concessions, and not forgiveness of principal. The majority of the commercial and investor real estate modifications are renewals where there is no reduction in interest rate or forgiveness of principal. Accordingly, Regions most often does not record a charge-off at the modification date. A limited number of 2012 modifications included above were A/B note restructurings, where the B-note was charged off. There were no charge-offs recorded for any loans modified during the three months ended March 31, 2013.

Defaulted TDRs
The following table presents TDRs by portfolio segment and class which defaulted during the three months ended March 31, 2013 and 2012, and which were modified in the previous twelve months (i.e., the twelve months prior to the default). For purposes of this disclosure, default is defined as 90 days past due and still accruing for the consumer portfolio segment, and placement on non-accrual status for the commercial and investor real estate portfolio segments. Consideration of defaults in the calculation of the allowance for loan losses is described in detail in the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2012.

	Three Months Ended March 31
	2013	2012
	(In millions)
Defaulted During the Period, Where Modified in a TDR Twelve Months Prior to Default
Commercial and industrial	$12	$36
Commercial real estate mortgage—owner-occupied	9	11
Commercial real estate construction—owner-occupied	—	1
Total commercial	21	48
Commercial investor real estate mortgage	40	60
Commercial investor real estate construction	1	7
Total investor real estate	41	67
Residential first mortgage	18	21
Home equity	2	6
Total consumer	20	27
	$82	$142
Commercial and investor real estate loans which were on non-accrual status at the time of the latest modification are not included in the default table above, as they are already considered to be in default at the time of the restructuring. At March 31, 2013, approximately $142 million of commercial and investor real estate loans modified in a TDR during the three months ended March 31, 2013 were on non-accrual status. Approximately 1.7 percent of this amount was 90 days past due.
At March 31, 2013, Regions had restructured binding unfunded commitments totaling $226 million where a concession was granted and the borrower was in financial difficulty.
NOTE 5. SERVICING OF FINANCIAL ASSETS
The fair value of mortgage servicing rights is calculated using various assumptions including future cash flows, market discount rates, expected prepayment rates, servicing costs and other factors. A significant change in prepayments of mortgages in the servicing portfolio could result in significant changes in the valuation adjustments, thus creating potential volatility in the carrying amount of mortgage servicing rights. The Company compares fair value estimates and assumptions to observable market data where available, and also considers recent market activity and actual portfolio experience.

The table below presents an analysis of mortgage servicing rights under the fair value measurement method:

	Three Months Ended March 31
	2013	2012
	(In millions)
Carrying value, beginning of period	$191	$182
Additions	44	14
Increase (decrease) in fair value:
Due to change in valuation inputs or assumptions	10	9
Economic amortization associated with borrower repayments	(9)	(6)
Carrying value, end of period	$236	$199
On March 29, 2013, the Company completed a transaction to purchase the rights to service approximately $3 billion in residential mortgage loans. The mortgage servicing rights asset was increased by the purchase price of approximately $28 million in the first quarter of 2013.

Data and assumptions used in the fair value calculation, as well as the valuation’s sensitivity to rate fluctuations, related to mortgage servicing rights (excluding related derivative instruments) are as follows:

	March 31
	2013	2012
	(Dollars in millions)
Unpaid principal balance	$28,739	$26,163
Weighted-average prepayment speed (CPR; percentage)	12.9%	16.3%
Estimated impact on fair value of a 10% increase	$(12)	$(12)
Estimated impact on fair value of a 20% increase	$(23)	$(23)
Option-adjusted spread (basis points)	1,055	1,171
Estimated impact on fair value of a 10% increase	$(8)	$(6)
Estimated impact on fair value of a 20% increase	$(16)	$(13)
Weighted-average coupon interest rate	4.7%	5.2%
Weighted-average remaining maturity (months)	278	279
Weighted-average servicing fee (basis points)	27.8	28.6
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
The following table presents servicing related fees, which includes contractually specified servicing fees, late fees and other ancillary income resulting from the servicing of mortgage loans:

	Three Months Ended March 31
	2013	2012
	(In millions)
Servicing related fees and other ancillary income	$19	$21
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

	Three Months Ended March 31
	2013	2012
	(In millions)
Beginning balance	$40	$32
Additions	8	9
Losses	(8)	(8)
Ending balance	$40	$33

During the first quarters of 2013 and 2012, settled repurchase claims were related to one or more of the following alleged breaches: 1) underwriting guideline violations; 2) misrepresentation of income, assets or employment; or 3) property valuation not properly supported. These claims stem primarily from the 2006—2008 vintages.
NOTE 6. GOODWILL
Goodwill allocated to each reportable segment is presented as follows:

	March 31, 2013	December 31, 2012
	(In millions)
Business Services	$2,552	$2,552
Consumer Services	1,797	1,797
Wealth Management	467	467
	$4,816	$4,816
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

During the first quarter of 2013, Regions assessed the indicators of goodwill impairment for all three reporting units as of January 31, 2013, and through the date of the filing of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2013. The indicators assessed included:

•	Recent operating performance,

•	Changes in market capitalization,

•	Regulatory actions and assessments,

•	Changes in the business climate (including legislation, legal factors and competition),

•	Company-specific factors (including changes in key personnel, asset impairments, and business dispositions), and

•	Trends in the banking industry.
While the assessment of these indicators did not indicate impairment, Regions determined that quantitative testing of goodwill was required for all of Regions’ reporting units for the March 31, 2013 interim period due to the shortfall between Regions’ market capitalization and book value. The results of the interim test indicated that goodwill was not impaired as of the test date.
A detailed description of the Company's methodology and valuation approaches used to determine the estimated fair value of each reporting unit is included in the consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2012.
Listed in the table below are assumptions used in estimating the fair value of each reporting unit for the March 31, 2013 interim period. The table includes the discount rates used in the income approach, the market multipliers used in the market approaches, and the public company method control premium applied to each reporting unit.

As of First Quarter 2013	Business Services		Consumer Services		Wealth Management
Discount rate used in income approach	14%		13%		13%
Public company method market multiplier(1)	1.2	x	1.1	x	14.4	x
Transaction method market multiplier(2)	1.3	x	1.3	x	24.5	x

_________

(1)
For the Business Services and Consumer Services reporting units, these multipliers are applied to tangible book value. For the Wealth Management reporting unit, this multiplier is applied to earnings. In addition to the multipliers, a 30 percent control premium was assumed for the Business Services reporting unit, a 40 percent control premium was assumed for the Consumer Services reporting unit and a 30 percent control premium was assumed for the Wealth Management reporting unit based on current market factors. Because the control premium considers potential revenue synergies and cost savings for similar financial services transactions, reporting units operating in businesses that have greater barriers to entry tend to have greater control premiums.

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
_________

(1)
For the Business Services and Consumer Services reporting units, these multipliers are applied to tangible book value. For the Wealth Management reporting unit, this multiplier is applied to earnings. In addition to the multipliers, a 20 percent control premium was assumed for the Business Services reporting unit, a 40 percent control premium was assumed for the Consumer Services reporting unit and a 30 percent control premium was assumed for the Wealth Management reporting unit based on current market factors. Because the control premium considers potential revenue synergies and cost savings for similar financial services transactions, reporting units operating in businesses that have greater barriers to entry tend to have greater control premiums.

(2)	For the Business Services and Consumer Services reporting units, these multipliers are applied to tangible book value. For the Wealth Management reporting unit, this multiplier is applied to earnings.

NOTE 7. SHORT-TERM BORROWINGS
OFFSETTING

Regions has certain securities sold under agreements to repurchase that are subject to enforceable master netting agreements which include full rights of setoff. The following table presents the Company's gross amounts for these financial instruments as of March 31, 2013 and December 31, 2012:

	Offsetting Financial Liabilities
	March 31, 2013	December 31, 2012
	(In millions)

Gross amounts recognized	$173	$—
Gross amounts offset in the consolidated balance sheets	—	—
Net amounts presented in the consolidated balance sheets	173	—
Gross amounts of financial instruments not offset in the consolidated balance sheets	—	—
Net amounts	$173	$—

There were no securities sold under agreements to repurchase that were subject to enforceable master netting agreements at December 31, 2012.

Regions also has enforceable master netting agreements with certain derivative counterparties. Refer to Note 12 for additional information.

NOTE 8. STOCKHOLDERS’ EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

On November 1, 2012, Regions issued 20 million depositary shares each representing a 1/40th ownership interest in a share of the Company’s 6.375% Non-Cumulative Perpetual Preferred Stock, Series A, par value $1.00 per share (“Series A Preferred stock”), with a liquidation preference of $1,000 per share of Series A Preferred Stock (equivalent to $25 per depositary share). The issuance generated proceeds of approximately $486 million, net of issuance costs. The Board of Directors declared $8 million in cash dividends on this Series A Preferred Stock during the first quarter of 2013. Due to the Company being in a retained deficit position, the preferred dividends are recorded as a reduction of preferred stock, including related surplus.

On March 19, 2012, the Company issued 153 million shares of common stock at $5.90 per share, generating proceeds of approximately $875 million, net of issuance costs.
On November 14, 2008, Regions completed the sale of 3.5 million shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A, to the U.S. Treasury as part of the Capital Purchase Program (“CPP”). As part of its purchase of the preferred securities, the U.S. Treasury also received a warrant to purchase 48.3 million shares of Regions’ common stock. On April 4, 2012, Regions repurchased all 3.5 million shares of the Series A preferred stock issued to the U.S. Treasury Department under the CPP and in early May of 2012, Regions repurchased the warrant from the U.S. Treasury Department for $45 million. The transaction reduced additional paid-in capital within stockholders’ equity by $45 million. The warrant repurchase did not impact results of operations.
At December 31, 2012, Regions had 23 million common shares available for repurchase through open market transactions under an existing share repurchase authorization. On March 19, 2013, Regions' Board of Directors authorized a new $350 million common stock purchase plan, permitting repurchases from the beginning of the second quarter of 2013 through the end of the first quarter of 2014. The new plan replaces the prior share repurchase authorization. There were no treasury stock purchases through open market transactions during the first three months of 2013 or 2012. The Company began to repurchase shares in the open market pursuant to the new plan in April 2013. As of May 6, 2013, Regions had repurchased approximately 10 million shares of common stock at a total cost of approximately $82 million before commissions.
The Board of Directors declared a $0.01 per share cash dividend on its common stock for the first quarters of both 2013 and 2012. On April 24, 2013, the Board of Directors declared an increased second quarter 2013 dividend of $0.03 per share which will be paid on July 1, 2013.
Activity within the balances in accumulated other comprehensive income (loss) is shown in the following tables for the three months ended March 31, 2013 and 2012.

	Three Months Ended
	March 31, 2013				March 31, 2012
	Unrealized gains on securities available for sale	Unrealized gains on derivative instruments designated as cash flow hedges	Defined benefit pension plans and other post employment benefits	Accumulated other comprehensive income (loss), net of tax	Unrealized gains on securities available for sale	Unrealized gains on derivative instruments designated as cash flow hedges	Defined benefit pension plans and other post employment benefits	Accumulated other comprehensive income (loss), net of tax
	(In millions)
Beginning of period	$436	$93	$(464)	$65	$322	$84	$(475)	$(69)
Net change	(78)	(8)	9	(77)	(6)	—	15	9
End of period	$358	$85	$(455)	$(12)	$316	$84	$(460)	$(60)

The following table presents amounts reclassified out of accumulated other comprehensive income (loss) for the three months ended March 31, 2013:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)(1)	Affected Line Item in the Consolidated Statements of Income
(In millions)
Unrealized gains and losses on available-for-sale securities:
	$15	Securities gains, net
	(5)	Tax (expense) or benefit
	$10	Net of tax

Gains and losses on cash flow hedges:
Interest rate contracts	$15	Net interest income
	(6)	Tax (expense) or benefit
	$9	Net of tax

Amortization of defined benefit pension items:
Prior-service cost	$—	(2)
Actuarial gains/(losses)	(16)	(2)
	(16)	Total before tax
	6	Tax (expense) or benefit
	$(10)	Net of tax

Total reclassifications for the period	$9	Net of tax
_________
(1) Amounts in parentheses indicate reductions to net income.
(2) These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension cost and are included in salaries and employee benefits on the consolidated statements of income (see Note 11 for additional details).

NOTE 9. EARNINGS (LOSS) PER COMMON SHARE
The following table sets forth the computation of basic earnings (loss) per common share and diluted earnings (loss) per common share:

	Three Months Ended March 31
	2013	2012
	(In millions, except per share amounts)
Numerator:
Income from continuing operations	$333	$239
Preferred stock dividends and accretion	(8)	(54)
Income from continuing operations available to common shareholders	325	185
Income (loss) from discontinued operations, net of tax	2	(40)
Net income available to common shareholders	$327	$145
Denominator:
Weighted-average common shares outstanding—basic	1,413	1,282
Potential common shares	10	1
Weighted-average common shares outstanding—diluted	1,423	1,283
Earnings per common share from continuing operations(1):
Basic	$0.23	$0.14
Diluted	0.23	0.14
Earnings (loss) per common share from discontinued operations(1):
Basic	0.00	(0.03)
Diluted	0.00	(0.03)
Earnings per common share(1) :
Basic	0.23	0.11
Diluted	0.23	0.11
________

(1)	Certain per share amounts may not appear to reconcile due to rounding.
For earnings (loss) per common share from discontinued operations, basic and diluted weighted-average common shares outstanding are the same for the three months ended March 31, 2012 due to the net loss.
The effect from the assumed exercise of 26 million and 39 million stock options for the three months ended March 31, 2013 and 2012, respectively, was not included in the above computations of diluted earnings per common share because such amounts would have had an antidilutive effect on earnings per common share.

NOTE 10. SHARE-BASED PAYMENTS
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

On May 13, 2010, the shareholders of the Company approved the Regions Financial Corporation 2010 Long-Term Incentive Plan (“2010 LTIP”), which permits the Company to grant to employees and directors various forms of incentive compensation. These forms of incentive compensation are similar to the types of compensation approved in prior plans. The 2010 LTIP authorizes 100 million common share equivalents available for grant, where grants of options count as one share equivalent and grants of full value awards (e.g., shares of restricted stock, restricted stock units and performance stock units) count as 2.25 share equivalents. Unless otherwise determined by the Compensation Committee of the Board of Directors, grants of restricted stock, restricted stock units, and performance stock units accrue dividends as they are declared by the Board of Directors, and the dividends are paid upon vesting of the award. The 2010 LTIP closed all prior long-term incentive plans to new grants, and, accordingly, prospective grants must be made under the 2010 LTIP or a successor plan. All existing grants under prior long-term incentive plans were unaffected by this amendment. The number of remaining share equivalents available for future issuance under the 2010 LTIP was approximately 66 million at March 31, 2013.
STOCK OPTIONS
No stock option grants were made during the first three months of 2013 or 2012. The following table summarizes the activity related to stock options during the first three months of 2013 and 2012:

	Three Months Ended March 31
	2013		2012
	Number of Options	Weighted-Average Exercise Price	Number of Options	Weighted-Average Exercise Price
Outstanding at beginning of period	38,258,204	$23.09	46,351,349	$23.62
Granted	—	—	—	—
Exercised	(103,902)	6.44	(177,892)	3.29
Canceled/Forfeited	(3,305,365)	25.77	(3,931,244)	25.91
Outstanding at end of period	34,848,937	$22.89	42,242,213	$23.50
Exercisable at end of period	31,974,662	$24.33	36,593,195	$26.06
RESTRICTED STOCK AWARDS AND PERFORMANCE STOCK AWARDS
During the first three months of 2013, Regions made no restricted stock awards or performance stock awards. During the first three months of 2012, Regions made restricted stock grants that vest based upon a service condition. Dividend payments during the vesting period are deferred to the end of the vesting term. The fair value of these restricted shares, restricted stock units and performance stock units was estimated based upon the fair value of the underlying shares on the date of the grant. The valuation was not adjusted for the deferral of dividends.
The following table summarizes the activity related to restricted and performance stock awards and units:

	Three Months Ended March 31
	2013		2012
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested at beginning of period	11,945,179	$6.15	6,280,360	$7.60
Granted	—	—	465,080	5.72
Vested	(516,682)	6.87	(16,437)	23.15
Forfeited	(107,746)	6.13	(137,615)	4.52
Non-vested at end of period	11,320,751	$6.14	6,591,388	$7.50

NOTE 11. PENSION AND OTHER POSTRETIREMENT BENEFITS

Regions has a qualified defined benefit pension plan (the "pension plan") covering only certain employees as the pension plan is closed to new entrants. The Company also sponsors supplemental executive retirement programs (collectively the "SERP"), which are non-qualified plans that provide certain senior executive officers defined benefits in relation to their compensation.

Net periodic pension cost, which is recorded in salaries and benefits on the consolidated statements of income, included the following components:

	Qualified Plan		Non-qualified Plans		Total
	Three Months Ended March 31		Three Months Ended March 31		Three Months Ended March 31
	2013	2012	2013	2012	2013	2012
	(In millions)
Service cost	$10	$10	$1	$1	$11	$11
Interest cost	21	21	1	1	22	22
Expected return on plan assets	(33)	(29)	—	—	(33)	(29)
Amortization of actuarial loss	16	17	—	—	16	17
Amortization of prior service cost	—	—	—	1	—	1
Net periodic pension cost	$14	$19	$2	$3	$16	$22

Regions' funding policy to the qualified pension plan is to contribute annually at least the minimum amount required by Internal Revenue Service funding standards. During the first quarter, Regions made no contribution for the 2013 plan year.

Regions also provides other postretirement benefits such as defined benefit health care plans and life insurance plans that cover certain retired employees. There was no material impact from other postretirement benefits on the consolidated financial statements for the three month periods ended March 31, 2013 or 2012.

NOTE 12. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
The following tables present the notional amount and estimated fair value of derivative instruments on a gross basis as of March 31, 2013 and December 31, 2012:

	March 31, 2013			December 31, 2012
	Notional Amount	Estimated Fair Value		Notional Amount	Estimated Fair Value
		Gain(1)	Loss(1)		Gain(1)	Loss(1)
	(In millions)
Derivatives in fair value hedging relationships:
Interest rate swaps	$5,109	$80	$1	$5,388	$101	$1
Derivatives in cash flow hedging relationships:
Interest rate swaps	2,225	6	5	1,000	2	—
Total derivatives designated as hedging instruments	$7,334	$86	$6	$6,388	$103	$1
Derivatives not designated as hedging instruments:
Interest rate swaps	$46,137	$1,529	$1,565	$46,054	$1,746	$1,775
Interest rate options	3,289	20	2	3,274	25	4
Interest rate futures and forward commitments	35,582	7	10	43,908	10	13
Other contracts	2,162	35	34	2,213	31	32
Total derivatives not designated as hedging instruments	$87,170	$1,591	$1,611	$95,449	$1,812	$1,824
Total derivatives	$94,504	$1,677	$1,617	$101,837	$1,915	$1,825
_________

(1)	Derivatives in a gain position are recorded as other assets and derivatives in a loss position are recorded as other liabilities on the consolidated balance sheets.
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

Regions enters into interest rate swap agreements to manage interest rate exposure on the Company’s fixed-rate borrowings, which includes long-term debt and certificates of deposit. These agreements involve the receipt of fixed-rate amounts in exchange for floating-rate interest payments over the life of the agreements. Regions enters into interest rate swap agreements to manage interest rate exposure on certain of the Company's fixed-rate available for sale securities. These agreements involve the payment of fixed-rate amounts in exchange for floating-rate interest receipts. Regions also enters into forward sale commitments to hedge changes in the fair value of available-for-sale securities.
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
Regions issues long-term fixed-rate debt for various funding needs. Regions enters into receive LIBOR/pay fixed forward starting swaps to hedge risks of changes in the projected quarterly interest payments attributable to changes in the benchmark interest rate ("LIBOR") during the time leading up to the probable issuance date of the new long term fixed-rate debt.
Regions purchases Eurodollar futures to hedge the variability in future cash flows based on forecasted resets of one-month LIBOR-based floating-rate loans due to changes in the benchmark interest rate.
Regions enters into interest rate option contracts to protect cash flows through the maturity date of the hedging instrument on designated one-month LIBOR floating-rate loans from adverse extreme market interest rate changes.
Regions recognized an unrealized after-tax gain of $85 million and an unrealized after-tax loss of $43 million in accumulated other comprehensive income (loss) at March 31, 2013 and 2012, respectively, related to terminated cash flow hedges of loan and debt instruments which will be amortized into earnings in conjunction with the recognition of interest payments through 2017. Regions recognized pre-tax income of $12 million and a pre-tax loss of $4 million during the three months ended March 31, 2013 and 2012, respectively, related to the amortization of cash flow hedges of loan and debt instruments.
Regions expects to reclassify out of accumulated other comprehensive income (loss) and into earnings approximately $62 million in pre-tax income due to the receipt or payment of interest payments on all cash flow hedges within the next twelve months. Included in this amount is $46 million in pre-tax net gains related to the amortization of discontinued cash flow hedges. The maximum length of time over which Regions is hedging its exposure to the variability in future cash flows for forecasted transactions is approximately six years as of March 31, 2013.

The following tables present the effect of derivative instruments on the consolidated statements of income:

	Gain or (Loss) Recognized in Income on Derivatives		Location of Amounts Recognized in Income on Derivatives and Related Hedged Item	Gain or (Loss) Recognized in Income on Related Hedged Item
	Three Months Ended March 31			Three Months Ended March 31
	2013	2012		2013	2012
	(In millions)			(In millions)
Fair Value Hedges:
Interest rate swaps on:
Debt/CDs	$23	$31	Interest expense	$3	$3
Debt/CDs	(21)	(15)	Other non-interest expense	21	12
Forward commitments on:
Securities available for sale	—	(3)	Other non-interest expense	—	3
Total	$2	$13		$24	$18

	Effective Portion(3)
	Gain or (Loss) Recognized in AOCI(1)		Location of Amounts Reclassified from AOCI into Income	(Gain) or Loss Reclassified from AOCI into Income(2)
	Three Months Ended March 31			Three Months Ended March 31
	2013	2012		2013	2012
	(In millions)			(In millions)
Cash Flow Hedges:
Interest rate swaps	$(10)	$(3)	Interest income on loans	$19	$20
Forward starting swaps	2	2	Interest expense on debt	(4)	(4)
Total	$(8)	$(1)		$15	$16
_________
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
Regions enters into interest rate lock commitments, which are commitments to originate mortgage loans whereby the interest rate on the loan is determined prior to funding and the customers have locked into that interest rate. At March 31, 2013 and December 31, 2012, Regions had $631 million and $775 million, respectively, in total notional amount of interest rate lock commitments. Regions manages market risk on interest rate lock commitments and mortgage loans held for sale with corresponding forward sale commitments, which are recorded at fair value with changes in fair value recorded in mortgage income. At March 31, 2013 and December 31, 2012, Regions had $1.5 billion and $1.9 billion, respectively, in total notional amount related to these forward sale commitments.

Regions has elected to account for mortgage servicing rights at fair market value with any changes to fair value being recorded within mortgage income. Concurrent with the election to use the fair value measurement method, Regions began using various derivative instruments, in the form of forward rate commitments, futures contracts, swaps and swaptions to mitigate the consolidated statement of income effect of changes in the fair value of its mortgage servicing rights. As of March 31, 2013 and December 31, 2012, the total notional amount related to these contracts was $4.0 billion and $4.7 billion, respectively.
The following table presents the location and amount of gain or (loss) recognized in income on derivatives not designated as hedging instruments in the consolidated statements of income for the three months ended March 31, 2013 and 2012, respectively:

	Three Months Ended March 31
Derivatives Not Designated as Hedging Instruments	2013	2012
	(In millions)
Investment fee income:
Interest rate swaps	$11	$4
Interest rate options	2	—
Other contracts	4	3
Total investment fee income	17	7
Mortgage income:
Interest rate swaps	(5)	(3)
Interest rate options	(4)	5
Interest rate futures and forward commitments	(4)	16
Total mortgage income	(13)	18
	$4	$25
Credit risk, defined as all positive exposures not collateralized with cash or other assets, at March 31, 2013 and December 31, 2012, totaled approximately $632 million and $713 million, respectively. This amount represents the net credit risk on all trading and other derivative positions held by Regions.

CREDIT DERIVATIVES
Regions has both bought and sold credit protection in the form of participations on interest rate swaps (swap participations). These swap participations, which meet the definition of credit derivatives, were entered into in the ordinary course of business to serve the credit needs of customers. Credit derivatives, whereby Regions has purchased credit protection, entitle Regions to receive a payment from the counterparty when the customer fails to make payment on any amounts due to Regions upon early termination of the swap transaction and have maturities between 2013 and 2018. Credit derivatives whereby Regions has sold credit protection have maturities between 2013 and 2018. For contracts where Regions sold credit protection, Regions would be required to make payment to the counterparty when the customer fails to make payment on any amounts due to the counterparty upon early termination of the swap transaction. Regions bases the current status of the prepayment/performance risk on bought and sold credit derivatives on recently issued internal risk ratings consistent with the risk management practices of unfunded commitments.
Regions’ maximum potential amount of future payments under these contracts as of March 31, 2013 was approximately $32 million. This scenario would only occur if variable interest rates were at zero percent and all counterparties defaulted with zero recovery. The fair value of sold protection at March 31, 2013 and 2012 was immaterial. In transactions where Regions has sold credit protection, recourse to collateral associated with the original swap transaction is available to offset some or all of Regions’ obligation.

CONTINGENT FEATURES
Certain of Regions’ derivative instrument contracts with broker-dealers contain provisions allowing those broker-dealers to terminate the contracts in the event that Regions’ and/or Regions Bank’s credit ratings falls below specified ratings from certain major credit rating agencies. During the fourth quarter of 2010, Regions and Regions Bank experienced ratings downgrades from major credit rating agencies such that certain ratings for Regions and Regions Bank were below investment grade. As a result of these ratings downgrades, certain of Regions Bank's broker-dealer counterparties could have terminated these contracts at their discretion. In lieu of terminating these contracts, Regions Bank and certain of its broker-dealer counterparties amended the contracts such that Regions Bank was required to post additional collateral in the cumulative amount of $195 million as of December 31, 2010. As of March 31, 2013, the additional collateral posted was $98 million. During 2012, both Moody’s Investor Service ("Moody's) and Standard and Poor's ("S&P") upgraded certain credit ratings for both Regions and Regions Bank. Beginning in 2013, as a result of the ratings upgrades that occurred during 2012, some of this additional collateral has begun to be returned to Regions.
Some of these contracts with broker-dealers still contain credit-related termination provisions and/or credit-related provisions regarding the posting of collateral. At March 31, 2013, the net fair value of such contracts containing credit-related termination provisions that were in a liability position was $380 million, for which Regions had posted collateral of $446 million. At March 31, 2013, the net fair value of contracts that do not contain credit-related termination provisions that were in a liability position was $245 million, for which Regions had posted collateral of $244 million. Other derivative contracts with broker-dealers do not contain any credit-related provisions. These counterparties require complete overnight collateralization.
The aggregate fair value of all derivative instruments with any credit-risk-related contingent features that were in a liability position on March 31, 2013 and December 31, 2012, was $459 million and $499 million, respectively, for which Regions had posted collateral of $524 million and $641 million, respectively, in the normal course of business.
OFFSETTING
Regions engages in derivatives transactions with dealers and customers. These derivatives transactions are subject to enforceable master netting agreements, which include a right of setoff by the non-defaulting or non-affected party upon early termination of the derivatives transaction. The following table presents the Company's gross derivative positions, including collateral posted or received, as of March 31, 2013 and December 31, 2012:

	Offsetting Derivative Assets		Offsetting Derivative Liabilities
	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
	(In millions)

Gross amounts recognized	$1,686	$1,910	$1,590	$1,797
Gross amounts offset in the consolidated balance sheets	1,037	1,095	1,575	1,095
Net amounts presented in the consolidated balance sheets	649	815	15	702
Gross amounts not offset in the consolidated balance sheets:
Financial instruments	11	11	—	—
Cash collateral received/posted(1)	—	88	—	678
Net amounts	$638	$716	$15	$24
_________
(1) Cash collateral totals are for netting counterparties only. Regions began netting cash collateral against the net derivative asset or liability in 2013.

Regions also has enforceable master netting agreements associated with certain securities sold under agreements to repurchase. Refer to Note 7 for additional information.

NOTE 13. FAIR VALUE MEASUREMENTS
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

See Note 1 “Summary of Significant Accounting Policies” to the consolidated financial statements of the 2012 Annual Report on Form 10-K for a description of valuation methodologies for assets and liabilities measured at fair value on a recurring and non-recurring basis. Regions rarely transfers assets and liabilities measured at fair value between Level 1 and Level 2 measurements. There were no such transfers during the three month periods ended March 31, 2013 and 2012. Trading account securities and securities available for sale may be periodically transferred to or from Level 3 valuation based on management’s conclusion regarding the best method of pricing for an individual security. Such transfers are accounted for as if they occur at the beginning of a reporting period.

The following tables present assets and liabilities measured at estimated fair value on a recurring basis and non-recurring basis as of March 31, 2013 and December 31, 2012:

	March 31, 2013				December 31, 2012
	Level 1	Level 2	Level 3	Total Estimated Fair Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Recurring fair value measurements
Trading account securities	$121	$—	$—	$121	$116	$—	$—	$116
Securities available for sale:
U.S. Treasury securities	$54	$—	$—	$54	$52	$—	$—	$52
Federal agency securities	—	487	—	487	—	553	—	553
Obligations of states and political subdivisions	—	7	—	7	—	9	—	9
Mortgage-backed securities:
Residential agency	—	20,935	—	20,935	—	21,277	—	21,277
Residential non-agency	—	—	12	12	—	—	13	13
Commercial agency	—	808	—	808	—	725	—	725
Commercial non-agency	—	1,158	—	1,158	—	1,098	—	1,098
Other debt securities	—	2,955	2	2,957	—	2,833	2	2,835
Equity securities(1)	120	—	—	120	125	—	—	125
Total securities available for sale	$174	$26,350	$14	$26,538	$177	$26,495	$15	$26,687
Mortgage loans held for sale	$—	$1,016	$—	$1,016	$—	$1,282	$—	$1,282
Mortgage servicing rights	$—	$—	$236	$236	$—	$—	$191	$191
Derivative assets:
Interest rate swaps	$—	$1,615	$—	$1,615	$—	$1,849	$—	$1,849
Interest rate options	—	2	18	20	—	3	22	25
Interest rate futures and forward commitments	—	7	—	7	—	10	—	10
Other contracts	—	35	—	35	—	31	—	31
Total derivative assets(2)	$—	$1,659	$18	$1,677	$—	$1,893	$22	$1,915
Derivative liabilities:
Interest rate swaps	$—	$1,571	$—	$1,571	$—	$1,776	$—	$1,776
Interest rate options	—	2	—	2	—	4	—	4
Interest rate futures and forward commitments	—	10	—	10	—	13	—	13
Other contracts	—	34	—	34	—	32	—	32
Total derivative liabilities(2)	$—	$1,617	$—	$1,617	$—	$1,825	$—	$1,825
Nonrecurring fair value measurements
Loans held for sale	$—	$—	$31	$31	$—	$—	$51	$51
Foreclosed property and other real estate	—	50	29	79	—	41	40	81
_________
(1) Excludes Federal Reserve Bank and Federal Home Loan Bank Stock totaling $484 million and $67 million at March 31, 2013 and $484 million and $73 million at December 31, 2012, respectively.
(2) At March 31, 2013, derivatives include approximately $946 million related to legally enforceable master netting agreements that allow the Company to settle positive and negative positions. In 2013, Regions began netting cash collateral received and posted against the net derivative asset or liability. At March 31, 2013, derivatives presented above exclude cash collateral received of $89 million and cash collateral posted of $625 million with counterparties. At December 31, 2012, derivatives include approximately $1.1 billion related to legally enforceable master netting agreements that allow the Company to settle positive and negative positions. At December 31, 2012, derivatives presented above exclude cash collateral received of $55 million and cash collateral posted of $827 million with counterparties.

Assets and liabilities in all levels could result in volatile and material price fluctuations. Realized and unrealized gains and losses on Level 3 assets represent only a portion of the risk to market fluctuations in Regions’ consolidated balance sheets. Further, derivatives included in Levels 2 and 3 are used by the Asset and Liability Management Committee of the Company in a holistic approach to managing price fluctuation risks.

The following tables illustrate a rollforward for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2013 and 2012, respectively. The tables do not reflect the change in fair value attributable to any related economic hedges the Company used to mitigate the interest rate risk associated with these assets and liabilities. The net changes in realized gains (losses) included in earnings related to Level 3 assets and liabilities held at March 31, 2013 and 2012 are not material.

	Three Months Ended March 31, 2013
		Total Realized / Unrealized Gains or Losses
	Opening Balance January 1, 2013	Included in Earnings		Included in Other Compre- hensive Income (Loss)	Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3	Closing Balance March 31, 2013
	(In millions)
Level 3 Instruments Only
Securities available for sale:
Residential non-agency MBS	$13	—		—	—	—	—	(1)	—	—	$12
Other debt securities	2	—		—	—	—	—	—	—	—	2
Total securities available for sale	$15	—		—	—	—	—	(1)	—	—	$14
Mortgage servicing rights	$191	1	(a)	—	44	—	—	—	—	—	$236
Total interest rate options derivatives, net	$22	33	(a)	—	—	—	—	(37)	—	—	$18
_________

(a)	Included in mortgage income.

	Three Months Ended March 31, 2012
		Total Realized / Unrealized Gains or Losses
	Opening Balance January 1, 2012	Included in Earnings		Included in Other Compre- hensive Income (Loss)	Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3	Closing Balance March 31, 2012
	(In millions)
Level 3 Instruments Only
Trading account assets(c):
Obligations of states and political subdivisions	$139	(3)		—	4	—	—	(16)	—	—	$124
Commercial agency MBS	51	2		—	368	—	—	(317)	—	—	104
Other securities	1	4		—	2,248	—	—	(2,240)	—	—	13
Total trading account assets(d)	$191	3	(a)	—	2,620	—	—	(2,573)	—	—	$241
Securities available for sale:
Obligations of states and political subdivisions	$20	—		(2)	—	—	—	(2)	—	—	$16
Residential non-agency MBS	16	—		—	—	—	—	(1)	—	—	15
Other debt securities	—	—		—	—	—	—	—	3	—	3
Total securities available for sale	$36	—		(2)	—	—	—	(3)	3	—	$34
Mortgage servicing rights	$182	3	(b)	—	14	—	—	—	—	—	$199
Trading account liabilities(c):
Mortgage-backed securities:
Commercial agency	$5	—		—	37	—	—	—	—	—	$42
Other securities	2	—		—	12	—	—	(4)	—	—	10
Total trading account liabilities(d)	$7	—		—	49	—	—	(4)	—	—	$52
Total interest rate options derivatives, net	$13	41	(b)	—	—	—	—	(36)	—	—	$18
_________

(a)	Included in discontinued operations, on a net basis.

(b)	Included in mortgage income.

(c)	Income from trading account assets primarily represents gains/(losses) on disposition, which inherently includes commissions on security transactions during the period.

(d)	All amounts related to trading account assets and trading account liabilities are related to Morgan Keegan (see Note 2 for discussion of sale of Morgan Keegan).

The following table presents the fair value adjustments related to non-recurring fair value measurements:

	Three Months Ended March 31
	2013	2012
	(In millions)
Loans held for sale	$(19)	$(56)
Foreclosed property and other real estate	(11)	(19)
The following tables present detailed information regarding assets and liabilities measured at fair value using significant unobservable inputs (Level 3) as of March 31, 2013 and December 31, 2012. The tables include the valuation techniques and the significant unobservable inputs utilized. The range of each significant unobservable input as well as the weighted average within the range utilized at March 31, 2013 and December 31, 2012 are included. Following the tables are a description of the valuation technique and the sensitivity of the technique to changes in the significant unobservable input.

	March 31, 2013
	Level 3 Estimated Fair Value at March 31, 2013	Valuation Technique	Unobservable Input(s)	Quantitative Range of Unobservable Inputs and (Weighted-Average)
	(Dollars in millions)
Recurring fair value measurements:
Securities available for sale:
Mortgage-backed securities:
Residential non-agency	$12	Discounted cash flow	Spread to LIBOR	5.3% -69.8% (16.4%)
			Weighted-average prepayment speed (CPR; percentage)	6.3% -32.4% (12.3%)
			Probability of default	0.2%-1.3% (1.1%)
			Loss severity	38.7% -100.0% (47.7%)
Other debt securities	$2	Market comparable	Evaluated quote on same issuer/comparable bond	98.1% -100.0% (99.3%)
			Comparability adjustments	1.9% (1.9%)
Mortgage servicing rights(a)	$236	Discounted cash flow	Weighted-average prepayment speed (CPR; percentage)	9.6% -25.9% (12.9%)
			Option-adjusted spread (percentage)	5.0% -23.6% (10.6%)
Derivative assets:
Interest rate options	$18	Discounted cash flow	Weighted-average prepayment speed (CPR; percentage)	9.6% -25.9% (12.9%)
			Option-adjusted spread (percentage)	5.0% -23.6% (10.6%)
			Pull-through	52.3% -99.7% (63.1%)
Nonrecurring fair value measurements:
Loans held for sale	$31	Multiple data points, including discount to appraised value of collateral based on recent market activity for sales of similar loans	Appraisal comparability adjustment (discount)	2.0% -100.0% (51.0%)
Foreclosed property and other real estate	$29	Discount to appraised value of property based on recent market activity for sales of similar properties	Appraisal comparability adjustment (discount)	26.0% -100.0% (37.1%)
_________

(a)	See Note 5 for additional disclosures related to assumptions used in the fair value calculation for mortgage servicing rights.

	December 31, 2012
	Level 3 Estimated Fair Value at December 31, 2012	Valuation Technique	Unobservable Input(s)	Quantitative Range of Unobservable Inputs and (Weighted-Average)
	(Dollars in millions)
Recurring fair value measurements:
Securities available for sale:
Mortgage-backed securities:
Residential non-agency	$13	Discounted cash flow	Spread to LIBOR	5.4% -69.9% (16.9%)
			Weighted-average prepayment speed (CPR; percentage)	7.6% -30.3% (12.2%)
			Probability of default	0.2% - 1.2% (1.0%)
			Loss severity	39.3% -100.0% (48.1%)
Other debt securities	$2	Market comparable	Evaluated quote on same issuer/comparable bond	99.1% -100.0% (99.6%)
			Comparability adjustments	1.0% (1.0%)
Mortgage servicing rights(a)	$191	Discounted cash flow	Weighted-average prepayment speed (CPR; percentage)	4.7% -25.9% (17.6%)
			Option-adjusted spread (percentage)	1.0% -23.6% (7.5%)
Derivative assets:
Interest rate options	$22	Discounted cash flow	Weighted-average prepayment speed (CPR; percentage)	4.7% -25.9% (17.6%)
			Option-adjusted spread (percentage)	1.0% -23.6% (7.5%)
			Pull-through	55.7% -98.8% (76.9%)
Nonrecurring fair value measurements:
Loans held for sale	$51	Multiple data points, including discount to appraised value of collateral based on recent market activity for sales of similar loans	Appraisal comparability adjustment (discount)	8.0% -94.0% (46.3%)
Foreclosed property and other real estate	$40	Discount to appraised value of property based on recent market activity for sales of similar properties	Appraisal comparability adjustment (discount)	35.0% -100.0% (36.2%)
_________
(a) See Note 7 to the consolidated financial statements of the 2012 Annual Report on Form 10-K for additional disclosures related to assumptions used in the fair value calculation for mortgage servicing rights.

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

Mortgage Servicing Rights
The significant unobservable inputs used in the fair value measurement of mortgage servicing rights ("MSR") are option adjusted spreads (“OAS”) and prepayment speed. This method requires generating cash flow projections over multiple interest rate scenarios and discounting those cash flows at a risk adjusted rate. Additionally, the impact of prepayments and changes in the OAS are based on a variety of underlying inputs such as servicing costs. Increases or decreases to the underlying cash flow inputs will have a corresponding impact on the value of the MSR asset. The net change in unrealized gains (losses) included in earnings related to MSRs held at period end are disclosed as the changes in valuation inputs or assumptions. See Note 5 for these amounts and additional disclosures related to assumptions used in the fair value calculation for MSRs.
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
NON-RECURRING FAIR VALUE MEASUREMENTS USING SIGNIFICANT UNOBSERVABLE INPUTS
Loans held for sale
Loans held for sale are valued based on multiple data points indicating the fair value for each loan. The primary data point for non-performing loans held for sale is a discount to the appraised value of the underlying collateral, which considers the return required by potential buyers of the loans. Management establishes this discount or comparability adjustment based on recent sales of loans secured by similar property types. As liquidity in the market increases or decreases, the comparability adjustment and the resulting asset valuation are impacted.
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

FAIR VALUE OPTION
Regions has elected the fair value option for FNMA and FHLMC eligible thirty-year residential mortgage loans held for sale. Additionally, Regions previously elected the fair value option for FNMA and FHLMC eligible fifteen-year residential mortgage loans originated with the intent to sell. During the fourth quarter of 2012, Regions began the process of retaining fifteen-year residential mortgage loans on its balance sheet. These elections allow for a more effective offset of the changes in fair values of the loans and the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting. Regions has not elected the fair value option for other loans held for sale primarily because they are not economically hedged using derivative instruments. Fair values of mortgage loans held for sale are based on traded market prices of similar assets where available and/or discounted cash flows at market interest rates, adjusted for securitization activities that include servicing values and market conditions, and are recorded in loans held for sale in the consolidated balance sheets.
The following table summarizes the difference between the aggregate fair value and the aggregate unpaid principal balance for mortgage loans held for sale measured at fair value:

	March 31, 2013			December 31, 2012
	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal
	(In millions)
Mortgage loans held for sale, at fair value	$1,016	$987	$29	$1,282	$1,235	$47
Interest income on mortgage loans held for sale is recognized based on contractual rates and is reflected in interest income on loans held for sale in the consolidated statements of income. The following table details net gains resulting from changes in fair value of these loans which were recorded in mortgage income in the consolidated statements of income during the three months ended March 31, 2013 and 2012, respectively. These changes in fair value are mostly offset by economic hedging activities. An immaterial portion of these amounts was attributable to changes in instrument-specific credit risk.

	Mortgage loans held for sale, at fair value
	Three Months Ended March 31
	2013	2012
	(In millions)
Net gains (losses) resulting from changes in fair value	$(18)	$(10)

The carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of the Company’s financial instruments as of March 31, 2013 are as follows:

	March 31, 2013
	Carrying Amount	Estimated Fair Value(1)	Level 1	Level 2	Level 3
	(In millions)
Financial assets:
Cash and cash equivalents	$4,933	$4,933	$4,933	$—	$—
Trading account securities	121	121	121	—	—
Securities available for sale	27,089	27,089	174	26,901	14
Securities held to maturity	8	9	2	7	—
Loans held for sale	1,082	1,082	—	1,016	66
Loans (excluding leases), net of unearned income and allowance for loan losses(2)(3)	70,536	64,773	—	—	64,773
Other interest-earning assets	102	102	—	102	—
Derivatives, net	60	60	—	42	18
Financial liabilities:
Deposits	94,133	94,183	—	94,183	—
Short-term borrowings	1,830	1,830	—	1,830	—
Long-term borrowings	5,847	6,189	1,084	—	5,105
Loan commitments and letters of credit	128	667	—	—	667
Indemnification obligation	268	248	—	—	248
_________

(1)
Estimated fair values are consistent with an exit price concept. The assumptions used to estimate the fair values are intended to approximate those that a market participant would use in a hypothetical orderly transaction. In estimating fair value, the Company makes adjustments for interest rates, market liquidity and credit spreads as appropriate.

(2)
The estimated fair value of portfolio loans assumes sale of the loans to a third-party financial investor. Accordingly, the value to the Company if the loans were held to maturity is not reflected in the fair value estimate. In the current whole loan market, financial investors are generally requiring a higher rate of return than the return inherent in loans if held to maturity. The fair value discount at March 31, 2013 was $5.8 billion or 8.2 percent.

(3)	Excluded from this table is the lease carrying amount of $1.7 billion at March 31, 2013.

The carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of the Company's financial instruments as of December 31, 2012 are as follows:

	December 31, 2012
	Carrying Amount	Estimated Fair Value(1)	Level 1	Level 2	Level 3
	(In millions)
Financial assets:
Cash and cash equivalents	$5,489	$5,489	$5,489	$—	$—
Trading account securities	116	116	116	—	—
Securities available for sale	27,244	27,244	177	27,052	15
Securities held to maturity	10	11	2	9	—
Loans held for sale	1,383	1,383	—	1,282	101
Loans (excluding leases), net of unearned income and allowance for loan losses(2)(3)	70,574	63,961	—	—	63,961
Other interest-earning assets	900	900	—	900	—
Derivatives, net	90	90	—	68	22
Financial liabilities:
Deposits	95,474	95,528	—	95,528	—
Short-term borrowings	1,574	1,574	—	1,574	—
Long-term borrowings	5,861	6,138	1,037	—	5,101
Loan commitments and letters of credit	121	667	—	—	667
Indemnification obligation	345	329	—	—	329
_________

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

NOTE 14. BUSINESS SEGMENT INFORMATION
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

The following tables present financial information for each reportable segment for the period indicated.

	Three Months Ended March 31, 2013
	Business Services	Consumer Services	Wealth Management	Other	Continuing Operations	Discontinued Operations	Consolidated
	(In millions)
Net interest income (loss)	$465	$475	$34	$(176)	$798	$—	$798
Provision for loan losses	95	78	7	(170)	10	—	10
Non-interest income	107	275	96	23	501	—	501
Non-interest expense	250	473	104	15	842	(4)	838
Income before income taxes	227	199	19	2	447	4	451
Income tax expense (benefit)	86	75	8	(55)	114	2	116
Net income	$141	$124	$11	$57	$333	$2	$335
Average assets	$47,180	$29,208	$3,067	$39,668	$119,123	$—	$119,123

	Three Months Ended March 31, 2012
	Business Services	Consumer Services	Wealth Management	Other	Continuing Operations	Discontinued Operations	Consolidated
	(In millions)
Net interest income (loss)	$510	$470	$38	$(191)	$827	$7	$834
Provision for loan losses	189	131	12	(215)	117	—	117
Non-interest income	123	295	93	13	524	240	764
Non-interest expense	254	506	109	44	913	312	1,225
Income (loss) before income taxes	190	128	10	(7)	321	(65)	256
Income tax expense (benefit)	72	48	4	(42)	82	(25)	57
Net income (loss)	$118	$80	$6	$35	$239	$(40)	$199
Average assets	$49,232	$29,981	$3,678	$40,865	$123,756	$2,776	$126,532

NOTE 15. COMMITMENTS, CONTINGENCIES AND GUARANTEES
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

Credit risk associated with these instruments is represented by the contractual amounts indicated in the following table:

	March 31, 2013	December 31, 2012
	(In millions)
Unused commitments to extend credit	$38,087	$38,160
Standby letters of credit	1,850	1,872
Commercial letters of credit	38	27
Liabilities associated with standby letters of credit	40	37
Assets associated with standby letters of credit	39	37
Reserve for unfunded credit commitments	88	83
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

LEGAL CONTINGENCIES
Regions and its affiliates are subject to loss contingencies related to litigation and claims arising in the ordinary course of business. Regions evaluates these contingencies based on information currently available, including advice of counsel and assessment of available insurance coverage. Regions establishes accruals for litigation and claims when a loss contingency is considered probable and the related amount is reasonably estimable. Any accruals are periodically reviewed and may be adjusted as circumstances change. In addition, as previously discussed, Regions has agreed to indemnify Raymond James for all legal matters resulting from pre-closing activities in conjunction with the sale of Morgan Keegan and recorded an indemnification obligation at fair value in the second quarter of 2012. The indemnification obligation had a carrying amount of approximately $268 million and an estimated fair value of $248 million as of March 31, 2013 (see Note 13). For certain matters, when able to do so, Regions also estimates loss contingencies for possible litigation and claims, whether or not there is an accrued probable loss. Where Regions is able to estimate such possible losses, Regions estimates that it is reasonably possible it could incur losses, in excess of amounts accrued, in an aggregate amount up to approximately $60 million as of March 31, 2013, with it also being reasonably possible that Regions could incur no losses in excess of amounts accrued. The legal contingencies included in the reasonably possible estimate include those that are subject to the indemnification agreement with Raymond James.
Assessments of litigation and claims exposures are difficult due to many factors that involve inherent unpredictability. Those factors include the following: the varying stages of the proceedings, particularly in the early stages; unspecified damages; damages other than compensatory such as punitive damages; multiple defendants and jurisdictions; whether discovery has begun or not; and whether the claim involves a class action. There are numerous factors that result in a greater degree of complexity in class-action lawsuits as compared to other types of litigation. Due to the many intricacies involved in class-action lawsuits at the early stages of these matters, obtaining clarity on a reasonable estimate is difficult which may call into question its reliability. As a result of some of these factors, Regions may be unable to estimate reasonably possible losses with respect to some of the matters disclosed below. The aggregated estimated amount provided above therefore may not include an estimate for every matter disclosed below.
Beginning in December 2007, Regions and certain of its affiliates have been named in class-action lawsuits filed in federal and state courts on behalf of investors who purchased shares of certain Regions Morgan Keegan Select Funds (the “Funds”) and shareholders of Regions. These cases have been consolidated into class-actions and shareholder derivative actions for the open-end and closed-end Funds. The Funds were formerly managed by Regions Investment Management, Inc. (“Regions Investment Management”). Regions Investment Management no longer manages these Funds, which were transferred to Hyperion Brookfield

Asset Management (“Hyperion”) in 2008. Certain of the Funds have since been terminated by Hyperion. The complaints contain various allegations, including claims that the Funds and the defendants misrepresented or failed to disclose material facts relating to the activities of the Funds. Plaintiffs have requested equitable relief and unspecified monetary damages. These cases are in various stages and no classes have been certified. Settlement discussions are ongoing in certain cases, and the Court has granted preliminary approval of a settlement in the closed-end Funds class-action and shareholder derivative case. A hearing for final approval of the closed-end Funds class actions was held on April 12, 2013. As of May 6, 2013, a final order was pending. Certain of the shareholders in these Funds and other interested parties have entered into arbitration proceedings and individual civil claims, in lieu of participating in the class actions. These lawsuits and proceedings are subject to the indemnification agreement with Raymond James discussed above.
In October 2010, a purported class-action lawsuit was filed by Regions’ stockholders in the U.S. District Court for the Northern District of Alabama against Regions and certain former officers of Regions. The lawsuit alleges violations of the federal securities laws, including allegations that statements that were materially false and misleading were included in filings made with the Securities and Exchange Commission ("SEC"). The plaintiffs have requested equitable relief and unspecified monetary damages. On June 7, 2011, the trial court denied Regions’ motion to dismiss this lawsuit. On June 14, 2012, the trial court granted class certification. The Eleventh Circuit Court of Appeals is reviewing the trial court’s grant of class-action certification. The case is now stayed pending that review.
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
In December 2009, Regions and certain current and former directors and officers were named in a consolidated shareholder derivative action filed in Jefferson County, Alabama. The complaint alleges mismanagement, waste of corporate assets, breach of fiduciary duty and unjust enrichment relating to bonuses and other benefits received by executive management. Plaintiffs requested equitable relief and unspecified monetary damages. The case was dismissed with prejudice on December 6, 2012. Plaintiffs' motion to alter, amend or vacate that judgment was denied on March 25, 2013. Plaintiffs appealed the denial of their motion to the Alabama Supreme Court on April 18, 2013.
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
The SEC and states of Missouri and Texas are investigating alleged securities law violations by Morgan Keegan in the underwriting and sale of certain municipal bonds. An enforcement action was brought by the Missouri Secretary of State on April 4, 2013, seeking monetary penalties and other relief. A civil action was brought by institutional investors of the bonds on March 19, 2012, seeking a return of their investment and unspecified compensatory and punitive damages. A class action was brought on behalf of retail purchasers of the bonds on September 4, 2012, seeking unspecified compensatory and punitive damages. These actions are in the early stages. These matters are also subject to the indemnification agreement with Raymond James.
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

GUARANTEES
INDEMNIFICATION OBLIGATION
As discussed in Note 2, on April 2, 2012 (“Closing Date”), Regions closed the sale of Morgan Keegan and related affiliates to Raymond James. In connection with the sale, Regions agreed to indemnify Raymond James for all legal matters related to pre-closing activities, including matters filed subsequent to the Closing Date that relate to actions that occurred prior to closing. Losses under the indemnification include legal and other expenses, such as costs for judgments, settlements and awards associated with the defense and resolution of the indemnified matters. The maximum potential amount of future payments that Regions could be required to make under the indemnification is indeterminable due to the indefinite term of some of the obligations. However, Regions expects the majority of ongoing legal matters to be resolved within approximately two to three years.

As of the Closing Date, the fair value of the indemnification obligation, which includes defense costs and unasserted claims, was approximately $385 million, of which approximately $256 million was recognized as a reduction to the gain on sale of Morgan Keegan. The fair value was determined through the use of a present value calculation that takes into account the future cash flows that a market participant would expect to receive from holding the indemnification liability as an asset. Regions performed a probability-weighted cash flow analysis and discounted the result at a credit-adjusted risk free rate. The fair value of the indemnification liability includes amounts that Regions had previously determined meet the definition of probable and reasonably estimable. Adjustments to the indemnification obligation are recorded within professional and legal expenses within discontinued operations (see Note 2). As of March 31, 2013, the carrying value of the indemnification obligation was approximately $268 million.
VISA INDEMNIFICATION

As a member of the Visa USA network, Regions, along with other members, indemnified Visa USA against litigation. On October 3, 2007, Visa USA was restructured and acquired several Visa affiliates. In conjunction with this restructuring, Regions' indemnification of Visa USA was modified to cover specific litigation (“covered litigation”).

A portion of Visa's proceeds from its initial public offering ("IPO") was escrowed to fund the covered litigation. During the first quarter of 2013, Visa made a settlement payment related to the covered litigation which reduced Regions' share of the escrow account to approximately zero at March 31, 2013 compared to $22 million at December 31, 2012. Regions made a corresponding adjustment to reduce its liability to approximately zero at March 31, 2013 compared to $22 million at December 31, 2012. To the extent that the amount available under the escrow arrangement, or subsequent fundings of the escrow account via reductions in the class B share conversion ratio, is insufficient to fully resolve the covered litigation, Visa will enforce the indemnification obligations of Visa USA's members for any excess amount. At this time, Regions has concluded that it is not probable that covered litigation exposure will exceed the class B share value.

NOTE 16. RECENT ACCOUNTING PRONOUNCEMENTS
In December 2011, the Financial Accounting Standards Board ("FASB") issued new accounting guidance that eliminates offsetting of financial instruments disclosure differences between GAAP and International Financial Reporting Standards ("IFRS"). New disclosures are required for recognized financial instruments, such as derivatives, repurchase agreements, and reverse repurchase agreements, that are either (1) offset on the balance sheet in accordance with the FASB's offsetting guidance or (2) subject to an enforceable master netting arrangement or similar agreement, regardless of whether they are offset in accordance with the FASB's offsetting guidance. The objective of the new disclosure requirements is to enable users of the financial statements to evaluate the effect or potential effect of netting arrangements on an entity's financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments. This amended guidance was applied retrospectively and was effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. Regions adopted this guidance with first quarter 2013 financial reporting. See Notes 7 and 12 for the newly-required disclosures.
In July 2012, the FASB issued new accounting guidance related to the impairment of indefinite-lived intangible assets. The guidance simplifies how entities test indefinite-lived intangible assets, other than goodwill, and is similar to the new qualitative impairment test for goodwill. The guidance allows entities to elect to first perform qualitative tests to determine the likelihood that the indefinite-lived intangible asset's fair value is less than its carrying value. If it is determined that it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying amount, the entity would then perform the first step of the impairment test. The guidance was effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Regions adopted this guidance beginning with the first quarter 2013 financial reporting. The guidance did not have a material impact upon adoption.

In February 2013, the FASB issued new accounting guidance related to disclosure of significant amounts reclassified out of accumulated other comprehensive income by component and the respective line items of net income. The guidance was effective for fiscal periods beginning after December 15, 2012. Regions adopted this guidance beginning with the first quarter 2013 financial reporting. See Note 8 for the newly-required disclosure.

Further information related to recent accounting pronouncements and accounting changes adopted by Regions prior to the first quarter of 2013 is included in the Annual Report on Form 10-K for the year ended December 31, 2012.

NOTE 17. SUBSEQUENT EVENTS

On April 25, 2013, Regions launched a tender offer for a portion of its outstanding 7.75% Senior Notes due 2014 (the “2014 Notes”) and 5.75% Senior Notes due 2015 (the “2015 Notes” and, collectively with the 2014 Notes, the “Senior Notes”). Pursuant to the terms and conditions of the tender offer, Regions will purchase up to $350 million aggregate principal amount of Senior Notes, with priority given to any 2014 Notes tendered. Regions will not purchase more than $150 million aggregate principal amount of 2015 Notes. The tender offer has an early tender premium for Senior Notes tendered by May 10, 2013. Estimated pre-tax losses on early extinguishment related to this tender offer are expected to range between $25 million and $30 million.

On April 26, 2013, the $250 million 4.875% parent company senior notes matured. On April 1, 2013, the $500 million 4.85% subordinated notes issued by Regions Bank matured.

On April 30, 2013, Regions issued $750 million of 2.00% parent company senior notes due May 15, 2018. The Company expects to use a portion of the proceeds from this offering to satisfy its obligations in connection with the tender offer discussed above.

On March 19, 2013, Regions' Board of Directors authorized a new $350 million common stock purchase plan, permitting repurchases from the beginning of the second quarter of 2013 through the end of the first quarter of 2014. The Company began to repurchase shares in the open market pursuant to the new plan in April 2013. As of May 6, 2013, Regions had repurchased approximately 10 million shares of common stock at a total cost of approximately $82 million before commissions.
On April 30, 2013, Regions provided notice that it will redeem its 6.625% Junior Subordinated Notes due 2047 ("JSNs"). The JSNs are currently all held by Regions Financing Trust II ("the Trust"). This will cause the Trust to redeem all issued and outstanding 6.625% Trust Preferred Securities issued by Regions Financing Trust II ("Trust Preferred Securities"). The aggregate principal amount of JSNs and Trust Preferred Securities outstanding as of April 30, 2013 was approximately $498 million. The redemptions are scheduled to occur on May 31, 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION
The following discussion and analysis is part of Regions Financial Corporation’s (“Regions” or "the Company”) Quarterly Report on Form 10-Q to the Securities and Exchange Commission (“SEC”) and updates Regions’ Form 10-K for the year ended December 31, 2012, which was previously filed with the SEC. This financial information is presented to aid in understanding Regions’ financial position and results of operations and should be read together with the financial information contained in the Form 10-K. Certain prior period amounts presented in this discussion and analysis have been reclassified to conform to current period classifications, except as otherwise noted. The emphasis of this discussion will be on the three months ended March 31, 2013 compared to the three months ended March 31, 2012 for the statement of income. For the balance sheet, the emphasis of this discussion will be the balances as of March 31, 2013 compared to December 31, 2012.
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
Regions conducts its banking operations through Regions Bank, an Alabama chartered commercial bank that is a member of the Federal Reserve System. At March 31, 2013, Regions operated 1,709 total branch outlets in Alabama, Arkansas, Florida, Georgia, Illinois, Indiana, Iowa, Kentucky, Louisiana, Mississippi, Missouri, North Carolina, South Carolina, Tennessee, Texas and Virginia. Regions operates under three business segments: Business Services, Consumer Services, and Wealth Management with the remainder split between Discontinued Operations and Other. See Note 14 “Business Segment Information” to the consolidated financial statements for more information regarding Regions’ segment reporting structure. Regions also provides full-line insurance brokerage services primarily through Regions Insurance, Inc. which is included in the Wealth Management segment.
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
Regions’ profitability, like that of many other financial institutions, is dependent on its ability to generate revenue from net interest income and non-interest income sources. Net interest income is the difference between the interest income Regions receives on interest-earning assets, such as loans and securities, and the interest expense Regions pays on interest-bearing liabilities, principally deposits and borrowings. Regions’ net interest income is impacted by the size and mix of its balance sheet components and the interest rate spread between interest earned on its assets and interest paid on its liabilities. Non-interest income includes fees from service charges on deposit accounts, mortgage servicing and secondary marketing, trust and asset management activities, insurance activities, capital markets, and other customer services, which Regions provides. Results of operations are also affected by the provision for loan losses and non-interest expenses such as salaries and employee benefits, occupancy, professional fees, deposit administrative fees, other real estate owned and other operating expenses, as well as income taxes.

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

FIRST QUARTER OVERVIEW
Regions reported net income available to common shareholders of $327 million, or $0.23 per diluted share, in the first quarter of 2013 compared to net income available to common shareholders of $145 million, or $0.11 per diluted share, in the first quarter of 2012. A significant decline in the first quarter 2013 provision for loan losses, decreased non-interest expenses, and decreased expense on preferred stock were the drivers of the improvement in results from the prior year period.
For the first quarter of 2013, net interest income (taxable-equivalent basis) from continuing operations totaled $811 million compared to $839 million in the first quarter of 2012. The net interest margin (taxable-equivalent basis) was 3.13 percent in the first quarter of 2013 compared to 3.09 percent in the first quarter of 2012. A smaller balance sheet, marked by a decline in loan volumes and average earning assets, and lower yields on both loans and securities, contributed to the decline in net interest income. The net interest margin increased primarily as a result of lower levels of non-accrual loans, a decline in lower yielding other interest-earning assets and continued improvement in deposit costs. Deposit costs were 18 basis points for the first quarter of 2013, as compared to 37 basis points for the first quarter of 2012.
The provision for loan losses totaled $10 million in the first quarter of 2013 compared to $117 million during the first quarter of 2012. Credit metrics, including net charge-offs, non-accrual, criticized and classified loan balances, and inflows of non-performing loans showed continued improving trends through the first three months of 2013 compared to 2012.
Net charge-offs totaled $180 million, or an annualized 0.99 percent of average loans, in the first quarter of 2013, compared to $332 million, or an annualized 1.73 percent for the first quarter of 2012. Net charge-offs were lower across most major loan categories when comparing the first quarter of 2013 period to the prior year period.
The allowance for loan losses at March 31, 2013 was 2.37 percent of total loans, net of unearned income, compared to 2.59 percent at December 31, 2012. Total non-performing assets were $1.8 billion at March 31, 2013, compared to $1.9 billion at December 31, 2012.
Non-interest income from continuing operations for the first quarter of 2013 was $501 million, compared to $524 million for the first quarter of 2012. Service charges on deposit accounts decreased $12 million in the first quarter of 2013 compared to the corresponding 2012 period primarily as a result of account attrition, overdraft policy changes and modified customer behavior. Mortgage income decreased $5 million in the first quarter of 2013 compared to the corresponding 2012 period due to the cost of hedging mortgage servicing rights and a change in strategy to retain 15 year fixed rate residential mortgage production versus selling into the secondary market. The Company also had a $7 million leveraged lease termination gain in the first quarter of 2012 that was not repeated in the first quarter of 2013.
Total non-interest expense from continuing operations was $842 million in the first quarter of 2013, a $71 million decrease from the first quarter of 2012. Amortization of core deposit intangible decreased $15 million due to a change in estimated life that was determined at year-end 2012. Other real estate owned expense decreased $21 million in the first quarter of 2013 compared to the first quarter of 2012 as result of declining balances and stabilizing real estate values. Deposit administrative fees decreased $14 million for the first quarter of 2013 when compared to the first quarter of 2012 due to improved performance metrics which improve the fee calculation. Lastly, the Company extinguished a liability in the fourth quarter of 2012 related to an investment by a third party in a subsidiary, which eliminated the subsidiary dividend amounts and other related costs of approximately $16 million that were historically expensed in the first quarter.
A discussion of activity within discontinued operations is included at the end of the Management’s Discussion and Analysis section of this report.

TOTAL ASSETS
Regions’ total assets at March 31, 2013 were $119.7 billion, compared to $121.3 billion at December 31, 2012. The decrease in total assets from year-end 2012 resulted mainly from a decrease in other interest-earning assets, as well as decreases in interest-bearing deposits in other banks and loans held for sale. The reduction in other interest-earning assets is a result of netting cash collateral against the related net derivative liability which began in the first quarter of 2013. Refer to Note 12 "Derivative Financial Instruments and Hedging Activities" for further information. The decrease in interest-bearing deposits in other banks is a result of normal day-to-day operating variations. The decrease in loans held for sale is due to a reduction in the number of mortgage refinances in the first quarter of 2013.

SECURITIES
The following table details the carrying values of securities, including both available for sale and held to maturity:
Table 1—Securities

	March 31, 2013	December 31, 2012
	(In millions)
U.S. Treasury securities	$56	$54
Federal agency securities	488	555
Obligations of states and political subdivisions	7	9
Mortgage-backed securities:
Residential agency	20,940	21,283
Residential non-agency	12	13
Commercial agency	808	725
Commercial non-agency	1,158	1,098
Corporate and other debt securities	2,957	2,835
Equity securities	671	682
	$27,097	$27,254
Securities totaled $27.1 billion at March 31, 2013, a decrease of $0.2 billion from year-end 2012 levels. During the first three months of 2013, Regions purchased approximately $2.0 billion in available for sale mortgage-backed securities and $455 million in available for sale high quality investment grade corporate bonds. These purchases were partially offset by sales of approximately $405 million in available for sale mortgage-backed securities, sales of approximately $285 million in available for sale high quality investment grade corporate bonds, as well as paydowns and maturities.
Securities available for sale, which comprise nearly all of the securities portfolio, are an important tool used to manage interest rate sensitivity and provide a primary source of liquidity for the Company (see MARKET RISK-INTEREST RATE RISK and LIQUIDITY).

LOANS
Loans, net of unearned income, represented approximately 70 percent of Regions’ interest-earning assets. The following table presents the distribution of Regions’ loan portfolio by portfolio segment and class, net of unearned income:
Table 2—Loan Portfolio

	March 31, 2013	December 31, 2012
	(In millions, net of unearned income)
Commercial and industrial	$27,602	$26,674
Commercial real estate mortgage—owner-occupied	9,812	10,095
Commercial real estate construction—owner-occupied	325	302
Total commercial	37,739	37,071
Commercial investor real estate mortgage	6,338	6,808
Commercial investor real estate construction	984	914
Total investor real estate	7,322	7,722
Residential first mortgage	12,875	12,963
Home equity	11,546	11,800
Indirect	2,483	2,336
Consumer credit card	851	906
Other consumer	1,120	1,197
Total consumer	28,875	29,202
	$73,936	$73,995
Loans, net of unearned income, totaled $73.9 billion at March 31, 2013, relatively flat from year-end 2012 levels. Continued growth in commercial and industrial and indirect auto loan portfolios almost completely offset declines in investor real estate, commercial real estate mortgage, residential first mortgage and home equity products during the first three months of 2013.
Commercial—The commercial portfolio segment includes commercial and industrial loans to commercial customers for use in normal business operations to finance working capital needs, equipment purchases and other expansion projects. Commercial and industrial loans have increased $928 million or 3% since year-end due to Regions’ integrated approach to specialized lending. Commercial also includes owner-occupied commercial real estate mortgage loans to operating businesses, which are loans for long-term financing of land and buildings, and are repaid by cash flow generated by business operations. These loans declined $283 million or 3% from year-end 2012 as a result of continued customer deleveraging. Owner-occupied construction loans are made to commercial businesses for the development of land or construction of a building where the repayment is derived from revenues generated from the business of the borrower. During the first quarter of 2013, total commercial loan balances increased $668 million, or 1.8%.
Investor Real Estate—Loans for real estate development are repaid through cash flow related to the operation, sale or refinance of the property. This portfolio segment includes extensions of credit to real estate developers or investors where repayment is dependent on the sale of real estate or income generated from the real estate collateral. A portion of Regions’ investor real estate portfolio segment is comprised of loans secured by residential product types (land, single-family and condominium loans) within Regions’ markets. Additionally, this category includes loans made to finance income-producing properties such as apartment buildings, office and industrial buildings, and retail shopping centers. The investor real estate loan segment declined $400 million from 2012 year-end balances primarily due to continued payoffs and pay downs.
Residential First Mortgage—Residential first mortgage loans represent loans to consumers to finance a residence. These loans are typically financed over a 15 to 30 year term and, in most cases, are extended to borrowers to finance their primary residence. These loans experienced an $88 million or 1% decline from year-end 2012, primarily due to customers continuing to pay down real estate debt. At the end of 2012, Regions began the process of retaining 15 year fixed-rate mortgage production on the balance sheet which has slowed the pace of decline. Approximately $180 million of these loans were retained on the balance sheet in the first quarter of 2013.

Home Equity—Home equity lending includes both home equity loans and lines of credit. This type of lending, which is secured by a first or second mortgage on the borrower’s residence, allows customers to borrow against the equity in their home.

Substantially all of this portfolio was originated through Regions’ branch network. During the first quarter of 2013, home equity balances decreased $254 million to $11.5 billion, driven by continued consumer deleveraging and refinancing.
Indirect—Indirect lending, which is lending initiated through third-party business partners, is largely comprised of loans made through automotive dealerships. This portfolio class increased $147 million from year-end 2012, reflecting continued growth from the late 2010 re-entry into the indirect auto lending business. Regions currently has approximately 2,000 dealers in its network.
Consumer Credit Card—During the second quarter of 2011, Regions completed the purchase of approximately $1.0 billion of existing Regions-branded consumer credit card accounts from FIA Card Services. The products are primarily open-ended variable interest rate consumer credit card loans. In the third quarter of 2012, Regions assumed the servicing of these loans from FIA Card Services. Consumer credit card balances declined $55 million to $851 million during the first quarter of 2013.
Other Consumer—Other consumer loans include direct consumer installment loans, overdrafts and other revolving loans. Other consumer loans totaled $1.1 billion at March 31, 2013, relatively unchanged from prior year end.
CREDIT QUALITY
Certain of Regions’ loans have been particularly vulnerable to weak economic conditions over the past several years, mainly investor real estate loans and home equity products (particularly Florida second lien). These loan types have a higher risk of non-collection than other loans.
The Company has made considerable efforts to de-risk its balance sheet. A primary focus has been reducing the Company's exposure in the investor real estate portfolio. Total investor real estate loans represented approximately 24% of total loans at December 31, 2008, and has been actively managed down to approximately 10% of total loans at March 31, 2013.
Home equity lending, while improving, remains a stressed portfolio for the Company. Total home equity lending represented approximately 16% of total loans at both March 31, 2013 and December 31, 2012. Losses in this portfolio generally track overall economic conditions. The main source of economic stress has been in Florida, where residential property values have declined significantly while unemployment rates remain high. Losses in Florida where Regions is in a second lien position are higher than first lien losses. The following sections provide further detail on the home equity portfolio.
HOME EQUITY
The home equity portfolio totaled $11.5 billion at March 31, 2013 as compared to $11.8 billion at December 31, 2012. Substantially all of this portfolio was originated through Regions’ branch network.
The following tables provide details related to the home equity portfolio as follows:
Table 3—Selected Home Equity Portfolio Information

	As of and for the Three Months Ended March 31, 2013
	Florida			All Other States			Total
	1st Lien	2nd Lien	Total	1st Lien	2nd Lien	Total	1st Lien	2nd Lien	Total
	(Dollars in millions)
Balance	$1,844	$2,355	$4,199	$3,781	$3,566	$7,347	$5,625	$5,921	$11,546
Net charge-offs	5	17	22	5	10	15	10	27	37
Net charge-off %(1)	1.13%	2.87%	2.11%	0.56%	1.14%	0.85%	0.75%	1.83%	1.30%

	As of and for the Three Months Ended March 31, 2012
	Florida			All Other States			Total
	1st Lien	2nd Lien	Total	1st Lien	2nd Lien	Total	1st Lien	2nd Lien	Total
	(Dollars in millions)
Balance	$1,934	$2,682	$4,616	$3,826	$4,200	$8,026	$5,760	$6,882	$12,642
Net charge-offs	10	39	49	8	18	26	18	57	75
Net charge-off %(1)	2.03%	5.74%	4.27%	0.86%	1.70%	1.30%	1.25%	3.28%	2.39%
________

(1)	Net charge-off percentages are calculated on an annualized basis as a percent of average balances.

Net charge-offs were an annualized 1.30 percent of home equity loans for the first three months of 2013 compared to an annualized 2.39 percent through the first three months of 2012. Losses in Florida-based credits remained at elevated levels, but the related net charge-off percentage decreased to 2.11 percent for the three months ended March 31, 2013 from 4.27 percent for the three months ended March 31, 2012. Tighter underwriting standards in place since 2008 and stabilizing home values in Florida are contributing to this improvement.
Of the $11.5 billion home equity portfolio at March 31, 2013, approximately $10.1 billion were home equity lines of credit and $1.4 billion were closed-end home equity loans (primarily originated as amortizing loans). Beginning in May 2009, new home equity lines of credit have a 10-year draw period and a 10-year repayment period. Previously, the home equity lines of credit had a 20-year term with a balloon payment upon maturity or a 5-year draw period with a balloon payment upon maturity. The term “balloon payment” means there are no principal payments required until the balloon payment is due for interest-only lines of credit. As of March 31, 2013, none of Regions' home equity lines of credit have converted to mandatory amortization under the contractual terms. The majority of home equity lines of credit will either mature with a balloon payment or convert to amortizing status after fiscal year 2020.
Of the $10.1 billion of home equity lines of credit as of March 31, 2013, approximately 90 percent require monthly interest-only payments while the remaining approximately 10 percent require a payment equal to 1.5 percent of the outstanding balance, which would include some principal repayment. As of March 31, 2013, approximately 29 percent of borrowers were only paying the minimum amount due on the home equity line. In addition, approximately 56 percent of the home equity lines of credit balances have the option to amortize either all or a portion of their balance. As of March 31, 2013, approximately $371 million of the home equity line of credit balances have elected this option.
Regions' home equity loans have higher default and delinquency rates than home equity lines of credit, which is expected at origination of the loans, due to more stringent underwriting guidelines for a line of credit versus a loan reflecting the nature of the credit being extended. Therefore, home equity loans secured with a second lien are expected to and do have higher delinquency and loss rates than home equity lines of credit with a second lien.
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
OTHER CONSUMER CREDIT QUALITY DATA
The Company calculates an estimate of the current value of property secured as collateral for both home equity and residential first mortgage lending products (“current LTV”). The estimate is based on home price indices compiled by the Federal Housing Finance Agency (“FHFA”). The FHFA data indicates trends for Metropolitan Statistical Areas (“MSAs”). Regions uses the FHFA valuation trends from the MSAs in the Company's footprint in its estimate. The trend data is applied to the loan portfolios taking into account the age of the most recent valuation and geographic area.
The following table presents current LTV data for components of the residential first mortgage and home equity classes of the consumer portfolio segment. Current LTV data for the remaining loans in the portfolio is not available, primarily because some of the loans are serviced by others. Data may also not be available due to mergers and systems integrations. The amounts in the table represent the entire loan balance. For purposes of the table below, if the loan balance exceeds the current estimated collateral, the entire balance is included in the “Above 100%” category, regardless of the amount of collateral available to partially offset the shortfall. The balances in the "Above 100%" category as a percentage of the portfolio balances slightly decreased in the residential first mortgage and home equity portfolios to 12% and 16%, respectively, as of March 31, 2013.

Table 4—Estimated Current Loan to Value Ranges

	March 31, 2013		December 31, 2012
	Residential First Mortgage	Home Equity	Residential First Mortgage	Home Equity
		(In millions)
Estimated current loan to value:
Above 100%	$1,536	$1,885	$1,662	$1,988
80% - 100%	2,490	2,155	2,610	2,234
Below 80%	8,395	6,672	8,248	6,677
Data not available	454	834	443	901
	$12,875	$11,546	$12,963	$11,800

Regions qualitatively considers factors such as periodic updates of FICO scores, unemployment, home prices, and geography as credit quality indicators for consumer loans. FICO scores are obtained at origination as part of Regions' formal underwriting process. Refreshed FICO scores are obtained by the Company quarterly for all revolving accounts and home equity lines of credit and semi-annually for all other consumer loans. Regions considers FICO scores less than 620 to be indicative of higher credit risk and obtains additional collateral in most of these instances. The following table presents estimated current FICO score data for components of classes of the consumer portfolio segment. Current FICO data is not available for the remaining loans in the portfolio for various reasons; for example, if customers do not use sufficient credit, an updated score may not be available. Residential first mortgage and home equity balances with FICO scores below 620 remained constant at 8% of the combined portfolios at both March 31, 2013 and December 31, 2012.
Table 5—Estimated Current FICO Score Ranges

	March 31, 2013
	Residential First Mortgage	Home Equity	Indirect	Consumer Credit Card	Other Consumer
	(In millions)
Below 620	$1,175	$771	$216	$45	$97
620 - 680	1,243	1,112	394	131	145
681-720	1,455	1,462	438	206	179
Above 720	8,145	7,579	1,273	469	415
Data not available	857	622	162	—	284
	$12,875	$11,546	$2,483	$851	$1,120

	December 31, 2012
	Residential First Mortgage	Home Equity	Indirect	Consumer Credit Card	Other Consumer
	(In millions)
Below 620	$1,212	$789	$218	$57	$97
620 - 680	1,259	1,125	352	135	134
681-720	1,435	1,447	354	211	160
Above 720	8,214	7,561	1,085	494	383
Data not available	843	878	327	9	423
	$12,963	$11,800	$2,336	$906	$1,197

ALLOWANCE FOR CREDIT LOSSES
The allowance for credit losses represents management’s estimate of credit losses inherent in the loan and credit commitment portfolios as of period-end. The allowance for credit losses consists of two components: the allowance for loan and lease losses and the reserve for unfunded credit commitments. Management’s assessment of the appropriateness of the allowance for credit losses is based on a combination of both of these components. Regions determines its allowance for credit losses in accordance with applicable accounting literature as well as regulatory guidance related to receivables and contingencies. Binding unfunded credit commitments include items such as letters of credit, financial guarantees and binding unfunded loan commitments. Additional discussion of the methodology used to calculate the allowance for credit losses is included in Note 6 “Allowance for Credit Losses” to the consolidated financial statements in the 2012 Annual Report on Form 10-K, as well as related discussion in Management’s Discussion and Analysis.
The allowance for loan losses totaled $1.7 billion at March 31, 2013 and $1.9 billion at December 31, 2012. The allowance for loan losses as a percentage of net loans was 2.37 percent at March 31, 2013 and 2.59 percent on December 31, 2012. The reserve for unfunded credit commitments was $88 million at March 31, 2013 compared to $83 million at December 31, 2012. Net charge-offs as a percentage of average loans (annualized) were 0.99 percent and 1.73 percent in the first three months of 2013 and 2012, respectively. Net charge-offs were lower across most categories, period over period, particularly in the case of commercial investor real estate mortgage as a result of the recent ongoing portfolio de-risking and fundamental improvement in credit performance. In addition to lower levels of charge-offs, credit quality metrics have improved during the first quarter of 2013 compared to 2012, including lower levels of non-accrual, criticized and classified loans, and lower inflows of non-accrual loans. The provision for loan losses totaled $10 million in the first quarter of 2013 compared to $117 million during the first quarter of 2012. Net charge-offs exceeded the provision for loan losses for the first quarter of 2013, primarily resulting from the continued improving credit metrics referred to above, as well as an overall reduction in loan balances, problem loan resolutions and a continuing mix shift in loans out of higher risk investor real estate and into less risky commercial and industrial loans.
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
Management expects that net loan charge-offs in 2013 will continue to improve compared to 2012. Economic trends such as real estate valuations, interest rates and unemployment will impact the future levels of net charge-offs and provision and may result in volatility from quarter to quarter during the remainder of 2013. Additionally, changes in circumstances related to individually large credits or certain portfolios may result in volatility. Details regarding the allowance and net charge-offs, including an analysis of activity from the previous year’s totals, are included in Table 6 “Allowance for Credit Losses.”

Activity in the allowance for credit losses is summarized as follows:
Table 6—Allowance for Credit Losses

	Three Months Ended March 31
	2013	2012
	(In millions)
Allowance for loan losses at beginning of year	$1,919	$2,745
Loans charged-off:
Commercial and industrial	71	73
Commercial real estate mortgage—owner-occupied	28	50
Commercial real estate construction—owner-occupied	—	2
Commercial investor real estate mortgage	22	73
Commercial investor real estate construction	1	22
Residential first mortgage	23	40
Home equity	45	83
Indirect	9	6
Consumer credit card	10	12
Other consumer	15	15
	224	376
Recoveries of loans previously charged-off:
Commercial and industrial	13	12
Commercial real estate mortgage—owner-occupied	3	4
Commercial real estate construction—owner-occupied	1	—
Commercial investor real estate mortgage	8	9
Commercial investor real estate construction	1	3
Residential first mortgage	1	1
Home equity	8	8
Indirect	3	2
Consumer credit card	1	—
Other consumer	5	5
	44	44
Net charge-offs:
Commercial and industrial	58	61
Commercial real estate mortgage—owner-occupied	25	46
Commercial real estate construction—owner-occupied	(1)	2
Commercial investor real estate mortgage	14	64
Commercial investor real estate construction	—	19
Residential first mortgage	22	39
Home equity	37	75
Indirect	6	4
Consumer credit card	9	12
Other consumer	10	10
	180	332
Provision for loan losses	10	117
Allowance for loan losses at March 31	$1,749	$2,530
Reserve for unfunded credit commitments at beginning of year	$83	$78
Provision for unfunded credit commitments	5	13
Reserve for unfunded credit commitments at March 31	$88	$91
Allowance for credit losses at March 31	$1,837	$2,621
Loans, net of unearned income, outstanding at end of period	$73,936	$76,720
Average loans, net of unearned income, outstanding for the period	$73,919	$77,168
Ratios:
Allowance for loan losses at end of period to loans, net of unearned income	2.37%	3.30%
Allowance for loan losses at end of period to non-performing loans, excluding loans held for sale	1.10x	1.18x
Net charge-offs as percentage of:
Average loans, net of unearned income (annualized)	0.99%	1.73%
Provision for loan losses	1,800.0	283.8

TROUBLED DEBT RESTRUCTURINGS
Residential first mortgage, home equity, consumer credit card and other consumer TDRs are consumer loans modified under the Customer Assistance Program. Commercial and investor real estate loan modifications are not the result of a formal program, but represent situations where modification was offered as a workout alternative. As a result of clarified accounting literature that was effective for third quarter 2011, renewals of classified commercial and investor real estate loans are refutably considered to be TDRs, even if no reduction in interest rate is offered, because the existing terms are considered to be below market. More detailed information is included in Note 4 “Loans and the Allowance for Credit Losses” to the consolidated financial statements. The following table summarizes TDRs for the periods ending March 31, 2013 and December 31, 2012:
Table 7—Troubled Debt Restructurings

	March 31, 2013		December 31, 2012
	Loan Balance	Allowance for Loan Losses	Loan Balance	Allowance for Loan Losses
	(In millions)
Accruing:
Commercial	$511	$68	$500	$67
Investor real estate	790	93	873	112
Residential first mortgage	996	128	984	131
Home equity	382	29	391	35
Consumer Credit Card	1	—	—	—
Other consumer	37	—	41	1
	$2,717	$318	$2,789	$346
Non-accrual status or 90 days past due and still accruing:
Commercial	$289	$87	$291	$83
Investor real estate	278	73	251	73
Residential first mortgage	191	25	201	27
Home equity	34	3	37	3
	792	188	780	186
	$3,509	$506	$3,569	$532
_________
 Note: All loans listed in the table above are considered impaired under applicable accounting literature.

NON-PERFORMING ASSETS
Non-performing assets are summarized as follows:
Table 8—Non-Performing Assets

	March 31, 2013	December 31, 2012
	(In millions)
Non-performing loans:
Commercial and industrial	$355	$409
Commercial real estate mortgage—owner-occupied	420	439
Commercial real estate construction—owner-occupied	12	14
Total commercial	787	862
Commercial investor real estate mortgage	451	457
Commercial investor real estate construction	13	20
Total investor real estate	464	477
Residential first mortgage	201	214
Home equity	133	128
Indirect	1	—
Total non-performing loans, excluding loans held for sale	1,586	1,681
Non-performing loans held for sale	66	89
Total non-performing loans(1)	1,652	1,770
Foreclosed properties	136	149
Total non-performing assets(1)	$1,788	$1,919
Accruing loans 90 days past due:
Commercial and industrial	$8	$19
Commercial real estate mortgage—owner-occupied	9	6
Total commercial	17	25
Commercial investor real estate mortgage	25	11
Residential first mortgage(2)(3)	203	220
Home equity	79	87
Indirect	3	3
Consumer credit card	14	14
Other consumer	3	3
	$344	$363
Restructured loans not included in the categories above	$2,717	$2,789
Non-performing loans(1) to loans and non-performing loans held for sale	2.23%	2.39%
Non-performing assets(1) to loans, foreclosed properties and non-performing loans held for sale	2.41%	2.59%
_________

(1)	Exclusive of accruing loans 90 days past due

(2)
Excludes residential first mortgage loans that are 100% guaranteed by FHA and also those 100% guaranteed by GNMA where Regions has the right but not the obligation to repurchase. Total 90 days or more past due guaranteed loans excluded were $98 million at March 31, 2013 and $87 million at December 31, 2012.

(3)	Regions began excluding 100% guaranteed residential first mortgages from all past due metrics as of March 31, 2013. All prior periods presented have been restated to conform to this presentation.
Non-performing assets totaled $1.8 billion at March 31, 2013, compared to $1.9 billion at December 31, 2012. Foreclosed properties, a subset of non-performing assets, totaled $136 million and $149 million at March 31, 2013 and December 31, 2012, respectively. The decrease in non-performing assets and foreclosed properties during 2013 reflects the Company’s efforts to work through problem assets and reduce the riskiest exposures.

Based on current expectations for the economy, management anticipates non-performing assets to continue to improve in 2013 as compared to 2012. Economic trends such as real estate valuations, interest rates and unemployment, as well as the level of disposition activity, will impact the future level of non-performing assets. Circumstances related to individually large credits could also result in volatility throughout the remainder of 2013.

Loans past due 90 days or more and still accruing were $344 million at March 31, 2013, a decrease from $363 million at December 31, 2012.
At March 31, 2013, Regions had approximately $250-$350 million of potential problem commercial and investor real estate loans that were not included in non-accrual loans, but for which management had concerns as to the ability of such borrowers to comply with their present loan repayment terms. This is a likely estimate of the amount of commercial and investor real estate loans that may migrate to non-accrual status in the next quarter.
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

The following table provides an analysis of non-accrual loans (excluding loans held for sale) by portfolio segment for the three months ended March 31, 2013:
Table 9—Analysis of Non-Accrual Loans

	Non-Accrual Loans, Excluding Loans Held for Sale Three Months Ended March 31, 2013
	Commercial	Investor Real Estate	Consumer(1)	Total
	(In millions)
Balance at beginning of period	$862	$477	$342	$1,681
Additions	166	116	(5)	277
Net payments/other activity	(63)	(74)	—	(137)
Return to accrual	(52)	(14)	—	(66)
Charge-offs on non-accrual loans(2)	(97)	(22)	(1)	(120)
Transfers to held for sale(3)	(18)	(12)	(1)	(31)
Transfers to foreclosed properties	(8)	(5)	—	(13)
Sales	(3)	(2)	—	(5)
Balance at end of period	$787	$464	$335	$1,586
_________

(1)
All net activity within the consumer portfolio segment other than sales and transfers to held for sale (including related charge-offs) is included as a single net number within the additions line, due to the relative immateriality of consumer non-accrual loans.

(2)	Includes charge-offs on loans on non-accrual status and charge-offs taken upon sale and transfer of non-accrual loans to held for sale.

(3)	Transfers to held for sale are shown net of charge-offs of $18 million recorded upon transfer.

LOANS HELD FOR SALE
Loans held for sale totaled $1.1 billion at March 31, 2013, consisting primarily of $1 billion of residential real estate mortgage loans and $66 million of non-performing investor real estate loans. At December 31, 2012, loans held for sale totaled $1.4 billion, consisting primarily of $1.3 billion of residential real estate mortgage loans and $89 million of non-performing investor real estate loans. The level of residential real estate mortgage loans held for sale fluctuates depending on the timing of origination and sale to third parties.

The following table provides an analysis of non-performing loans held for sale for the three months ended March 31, 2013 and 2012:
Table 10—Non-Performing Loans Held For Sale

	Three Months Ended March 31
	2013	2012
	(In millions)
Balance at beginning of period	$89	$328
Transfers in	31	93
Sales	(36)	(145)
Writedowns	(1)	(2)
Loans moved from held for sale/other activity	(11)	(8)
Transfers to foreclosed properties	(6)	(17)
Balance at end of period	$66	$249

ALL OTHER INTEREST-EARNING ASSETS
All other interest-earning assets, which are comprised of interest-bearing deposits in other banks, trading account securities, and other interest-earning assets, decreased approximately $1.2 billion from year-end 2012 to March 31, 2013, primarily due to a decrease in other interest-earning assets as a result of netting cash collateral against the related net derivative liability which began in the first quarter of 2013. Refer to Note 12 "Derivative Financial Instruments and Hedging Activities" for further information. Additionally, a reduction in interest-bearing deposits in other banks contributed to the overall decrease and was a result of normal day-to-day operating variations.

GOODWILL
Goodwill totaled $4.8 billion at both March 31, 2013 and December 31, 2012 and is allocated to each of Regions’ reportable segments (each a reporting unit), at which level goodwill is tested for impairment on an annual basis or more often if events and circumstances indicate impairment may exist (refer to Note 1 “Summary of Significant Accounting Policies” to the 2012 consolidated financial statements filed on Form 10-K for the year ended December 31, 2012 for further discussion of when Regions tests goodwill for impairment).
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
Refer to Note 6 “Goodwill” for further discussion of these approaches and related assumptions. The fair values of assets and liabilities in Step Two are determined using an exit price concept. Refer to the discussion of fair value in Note 1 “Summary of Significant Accounting Policies” to the 2012 consolidated financial statements filed on Form 10-K for the year ended December 31, 2012 for discussions of the exit price concept and the determination of fair values of financial assets and liabilities.
The results of the calculations for the first quarter of 2013 indicated that the estimated fair value of the Consumer Services and Wealth Management reporting units of $5.6 billion and $1.2 billion, respectively, were greater than their carrying amounts of $5.4 billion and $1.0 billion, respectively, and the estimated fair value of the Business Services reporting unit was less than its carrying amount. During the first quarter, the carrying amount and estimated fair value of the Business Services reporting unit was $9.0 billion and $7.3 billion, respectively. Therefore, Step Two of the goodwill impairment test was performed for the Business Services reporting unit. The carrying amount of goodwill for the Business Services reporting unit was $2.6 billion. In Step Two, the fair value of the Business Services reporting unit’s assets, both tangible and intangible, and liabilities were determined using estimates of the amounts at which the assets (or liabilities) could be bought (or incurred) or sold (settled) in a taxable transaction between willing participants. The effects of the Step Two adjustments, which were primarily write-downs of assets to fair value, exceeded any reductions in the value of equity determined in Step One; accordingly the calculation of implied goodwill exceeded its carrying amount by approximately 45 percent resulting in no impairment for the Business Services reporting unit as of the January 31, 2013 test date.
The table below summarizes the discount rate used in the goodwill impairment test of each reporting unit for the first quarter of 2013 and the fourth quarter of 2012:

	Business Services	Consumer Services	Wealth Management
Discount Rate:
First quarter 2013	14%	13%	13%
Fourth quarter 2012	14%	13%	13%
Specific factors as of the date of filing the financial statements that could negatively impact the assumptions used in assessing goodwill for impairment include: a protracted decline in the Company’s market capitalization; disparities in the level of fair value changes in net assets (especially loans) compared to equity; increases in book values of equity of a reporting unit in excess of the increase in fair value of equity; adverse business trends resulting from litigation and/or regulatory actions; higher loan losses; lengthened forecasts of higher unemployment relative to pre-crisis levels beyond 2013; future increased minimum regulatory capital requirements above current thresholds (refer to Note 13 “Regulatory Capital Requirements and Restrictions” to the 2012 consolidated financial statements filed on Form 10-K for the year ended December 31, 2012 for a discussion of current minimum regulatory requirements); future federal rules and regulations resulting from the Dodd-Frank Act; and/or a protraction in the current low level of interest rates significantly beyond 2014.
The following table presents an analysis of independent changes in market factors and significant assumptions that could adversely impact the carrying balance of goodwill in the Business Services reporting unit.

Table 11—Goodwill Sensitivity
Impact to the Carrying Value of Goodwill
Business Services Reporting Unit

Change in Discount Rate	Estimated Amount of Impairment
(In millions)
+ 3.8% (from 14% to 17.8%)	(a)
+ 5.0%	(201)
+ 6.0%	(366)

Improvement in Loan Fair Values(b)
+ 2.70 Percentage Points (from a discount of 6.9% to 4.2%)	(a)
+ 3.70 Percentage Points	(420)
+ 4.70 Percentage Points	(845)
_________

(a)	Represents the point at which the implied fair value of goodwill would approximate its carrying value.

(b)	Business Services loan discount to fair value is 6.9%.

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

FORECLOSED PROPERTIES
Other real estate and certain other assets acquired in foreclosure are reported at the lower of the investment in the loan or fair value of the property less estimated costs to sell. The following table summarizes foreclosed property activity for the three months ended March 31, 2013 and 2012:
Table 12—Foreclosed Properties

	Three Months Ended March 31
	2013	2012
	(In millions)
Balance at beginning of period	$149	$296
Transfer from loans	60	94
Valuation adjustments	(11)	(19)
Foreclosed property sold	(59)	(129)
Payments and other	(3)	(1)
	(13)	(55)
Balance at end of period	$136	$241
_________
Note: Approximately 71 percent and 74 percent of the ending balances at March 31, 2013 and 2012, respectively, relate to properties transferred into foreclosed properties during the previous twelve months.
Valuation adjustments are primarily recorded in other non-interest expense; adjustments are also recorded as a charge to the allowance for loan losses if incurred within 60 days after the date of transfer from loans. Valuation adjustments are primarily the cost of adjusting foreclosed properties to estimated fair value after these assets have been classified as foreclosed properties. Foreclosed property sold represents the net book value of the properties sold.

OTHER ASSETS
Other assets increased $41 million from December 31, 2012 to $6.2 billion as of March 31, 2013, primarily due to the timing of settlements of securities sales, which was partially offset by lower balances related to derivatives, deferred tax assets, prepaid expenses, and escrow advances.

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

The following table summarizes deposits by category:
Table 13—Deposits

	March 31, 2013	December 31, 2012
	(In millions)
Non-interest-bearing demand	$29,971	$29,963
Savings accounts	6,159	5,760
Interest-bearing transaction accounts	20,004	21,096
Money market accounts—domestic	25,411	24,901
Money market accounts—foreign	332	311
Low-cost deposits	81,877	82,031
Time deposits	12,256	13,443
Customer deposits	94,133	95,474
Corporate treasury time deposits	—	—
	$94,133	$95,474
Total deposits at March 31, 2013 decreased approximately $1.3 billion compared to year-end 2012 levels. The overall decrease in deposits was driven by a significant decrease in time deposits due to continued maturities with minimal reinvestment by customers as a result of the decline in rates offered on the products.

SHORT-TERM BORROWINGS
The following is a summary of short-term borrowings:
Table 14—Short-Term Borrowings

	March 31, 2013	December 31, 2012
	(In millions)
Company funding sources:
Federal funds purchased	$28	$21
Securities sold under agreements to repurchase	173	—
	201	21
Customer-related borrowings:
Securities sold under agreements to repurchase	1,628	1,428
Customer collateral	—	125
Other	1	—
	1,629	1,553
	$1,830	$1,574

COMPANY FUNDING SOURCES
Federal funds purchased and securities sold under agreements to repurchase used for funding purposes totaled $201 million at March 31, 2013 compared to $21 million at December 31, 2012. The level of these borrowings can fluctuate significantly on a day-to-day basis, depending on funding needs and which sources of funds are used to satisfy those needs. All such arrangements are considered typical of the banking and brokerage industries and are accounted for as borrowings.
Selected data for short-term borrowings used for funding purposes is presented below:

	Three Months Ended March 31
	2013	2012
	(Dollars in millions)
Federal funds purchased:
Balance at quarter-end	$28	$19
Average outstanding (based on average daily balances)	28	23
Maximum amount outstanding at any month-end during the quarter	29	28
Weighted-average interest rate at quarter-end	0.1%	0.2%
Weighted-average interest rate on amounts outstanding during the quarter (based on average daily balances)	0.1%	0.1%
Securities sold under agreements to repurchase:
Balance at quarter-end	$173	$885
Average outstanding (based on average daily balances)	81	520
Maximum amount outstanding at any month-end during the quarter	173	885
Weighted-average interest rate at quarter-end	0.1%	0.1%
Weighted-average interest rate on amounts outstanding during the quarter (based on average daily balances)	0.1%	0.1%
CUSTOMER-RELATED BORROWINGS
Short-term borrowings that are the result of customer activity related to investment opportunities totaled $1.6 billion at both March 31, 2013 and December 31, 2012.
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

Customer collateral was zero at March 31, 2013 and $125 million at December 31, 2012. These balances represent cash collateral posted by customers related to derivative transactions. Regions began netting cash collateral, subject to enforceable master netting agreements, against the net derivative asset or liability beginning in 2013.

LONG-TERM BORROWINGS
Long-term borrowings are summarized as follows:
Table 15—Long-Term Borrowings

	March 31, 2013	December 31, 2012
	(In millions)
Regions Financial Corporation (Parent):
4.875% senior notes due April 2013	$250	$250
7.75% senior notes due November 2014	696	696
5.75% senior notes due June 2015	497	497
7.75% subordinated notes due September 2024	100	100
6.75% subordinated debentures due November 2025	161	161
7.375% subordinated notes due December 2037	300	300
6.625% junior subordinated notes due May 2047	498	498
Other long-term debt	3	3
Valuation adjustments on hedged long-term debt	54	62
	2,559	2,567
Regions Bank:
Federal Home Loan Bank advances	1,010	1,010
4.85% subordinated notes due April 2013	500	499
5.20% subordinated notes due April 2015	348	348
7.50% subordinated notes due May 2018	750	750
6.45% subordinated notes due June 2037	497	497
Other long-term debt	174	174
Valuation adjustments on hedged long-term debt	9	16
	3,288	3,294
	$5,847	$5,861
Long-term borrowings decreased approximately $14 million since year-end 2012 primarily due to market fluctuations related to valuations on hedged debt. FHLB advances have a weighted-average interest rate of 1.4 percent at both March 31, 2013 and December 31, 2012, with a weighted average maturity of 1.11 years.

On April 25, 2013, Regions launched a tender offer for a portion of its outstanding 7.75% Senior Notes due 2014 (the “2014 Notes”) and 5.75% Senior Notes due 2015 (the “2015 Notes” and, collectively with the 2014 Notes, the “Senior Notes”). Pursuant to the terms and conditions of the tender offer, Regions will purchase up to $350 million aggregate principal amount of Senior Notes, with priority given to any 2014 Notes tendered. Regions will not purchase more than $150 million aggregate principal amount of 2015 Notes. The tender offer has an early tender premium for Senior Notes tendered by May 10, 2013. Estimated pre-tax losses on early extinguishment related to this tender offer are expected to range between $25 million and $30 million.

On April 26, 2013, the $250 million 4.875% parent company senior notes matured. On April 1, 2013, the $500 million 4.85% subordinated notes issued by Regions Bank matured.

On April 30, 2013, Regions issued $750 million of 2.00% parent company senior notes due May 15, 2018. The Company expects to use a portion of the proceeds from this offering to satisfy its obligations in connection with the tender offer.
On April 30, 2013, Regions provided notice that it will redeem its 6.625% Junior Subordinated Notes due 2047 ("JSNs"). The JSNs are currently all held by Regions Financing Trust II ("the Trust"). This will cause the Trust to redeem all issued and outstanding 6.625% Trust Preferred Securities issued by Regions Financing Trust II ("Trust Preferred Securities"). The aggregate principal amount of JSNs and Trust Preferred Securities outstanding as of April 30, 2013 was approximately $498 million. The redemptions are scheduled to occur on May 31, 2013.

STOCKHOLDERS’ EQUITY
Stockholders’ equity was $15.7 billion at March 31, 2013 compared to $15.5 billion at December 31, 2012. On March 19, 2012, Regions issued 153 million shares of common stock at $5.90 per share. The proceeds from the sale, net of issuance costs, increased equity by approximately $875 million.
On November 1, 2012, Regions issued $500 million in depositary shares each representing a fractional ownership interest in a share of the Company’s 6.375% Non-Cumulative Perpetual Preferred Stock, Series A, par value $1.00 per share. The net proceeds from the issuance increased equity by approximately $486 million. During the first quarter of 2013, cash dividends on preferred stock reduced equity by $8 million.
Additionally, during the first three months of 2013, net income increased stockholders’ equity by $335 million, while cash dividends reduced equity by $14 million. Changes in accumulated other comprehensive income decreased equity by $77 million.
On April 4, 2012, Regions repurchased all 3.5 million shares of Series A preferred stock issued to the U.S. Treasury and in early May of 2012, Regions repurchased the related warrant from the U.S. Treasury. Therefore, there was $54 million in preferred dividends and discount accretion in the first quarter of 2012 and none in the first quarter of 2013.
Regions’ Board of Directors declared a $0.01 per share cash dividend for the first quarters of both 2013 and 2012. On April 24, 2013, the Board of Directors approved an increase in the second quarter 2013 dividend to $0.03 per share which will be paid on July 1, 2013.
As part of its most recent Comprehensive Capital Analysis and Review ("CCAR") submission, Regions' proposed capital plans that included up to $350 million in common share repurchases. The Federal Reserve did not object to these plans, and Regions' Board of Directors has approved the share repurchase plan. The share repurchase authority granted by the Board of Directors is available from the beginning of the second quarter of 2013 through the first quarter of 2014. The Company began to repurchase shares in the open market pursuant to the new plan in April 2013. As of May 6, 2013, Regions had repurchased approximately 10 million shares of common stock at a total cost of approximately $82 million before commissions.
Regions’ ratio of stockholders’ equity to total assets was 13.15 percent at March 31, 2013 and 12.77 percent at December 31, 2012. Regions’ ratio of tangible common stockholders’ equity (stockholder's equity less preferred stock, goodwill and other identifiable intangibles and the related deferred tax liability) to total tangible assets was 8.98 percent at March 31, 2013, compared to 8.63 percent at December 31, 2012 (see Table 18 “GAAP to Non-GAAP Reconciliation” for further discussion).
See Note 8 “Stockholders’ Equity and Accumulated Other Comprehensive Income (Loss)” for further information related to common shares available for repurchase and dividends.

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
The risk-based capital requirements are designed to make regulatory capital requirements more sensitive to differences in credit and market risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and interest rate risk, and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with specified risk-weighting factors. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. Banking organizations that are considered to have excessive risk exposures are required to maintain higher levels of capital.
The minimum standard for the ratio of total capital to risk-weighted assets is 8 percent. At least 50 percent of that capital level (which equates to a 4 percent minimum) must consist of common equity, undivided profits, qualifying trust preferred securities, non-cumulative perpetual preferred stock, senior perpetual preferred stock issued to the U.S. Treasury under the Capital Purchase Program, minority interests relating to qualifying common or noncumulative perpetual preferred stock issued by a consolidated U.S. depository institution or foreign bank subsidiary, less goodwill, disallowed deferred tax assets and certain other intangibles (“Tier 1 capital”). The remainder (“Tier 2 capital”) may consist of a limited amount of other preferred stock, mandatorily convertible securities, subordinated debt, and a limited amount of the allowance for loan losses. The sum of Tier 1 capital and Tier 2 capital is “total risk-based capital” or total capital. However, under the Collins Amendment, which was passed as a section of the Dodd-Frank Act, trust preferred securities will be eliminated as an element of Tier 1 capital. This disallowance of trust preferred securities was to be phased in from January 1, 2013 to January 1, 2016. However, the Federal Reserve has announced a delay in the implementation of the capital rules governing the phase out of the trust preferred securities. As of March 31, 2013, Regions had $501 million of trust preferred securities that are subject to the Collins Amendment and $474 million of preferred stock that is exempt from the Collins Amendment.
The minimum guidelines to be considered well capitalized for Total capital and Tier 1 capital are 10 percent and 6 percent, respectively. As of March 31, 2013 and December 31, 2012, the most recent notification from Federal banking agencies categorized Regions and its significant subsidiaries as well capitalized under the regulatory framework.
The Company believes that no changes in conditions or events have occurred since March 31, 2013, which would result in changes that would cause Regions or Regions Bank to fall below the well capitalized level.
The banking regulatory agencies also have adopted regulations that supplement the risk-based guidelines to include a minimum ratio of 3 percent of Tier 1 capital to average assets less goodwill, disallowed deferred tax assets, and certain other intangibles (the “Leverage ratio”). Depending upon the risk profile of the institution and other factors, the regulatory agencies may require a Leverage ratio of 1 percent to 2 percent above the minimum 3 percent level.
In recent years, the Federal Reserve and banking regulators began supplementing their assessment of the capital adequacy of a bank based on a variation of Tier 1 capital, known as Tier 1 common equity. This measure has been a key component of assessments of capital adequacy under the CCAR process. While not currently prescribed in amount by federal banking regulations, analysts and banking regulators have assessed Regions’ capital adequacy using the tangible common stockholders’ equity and/or the Tier 1 common equity measure. Because tangible common stockholders’ equity and Tier 1 common equity are not formally defined by GAAP or prescribed in amount by federal banking regulations, these measures are considered to be non-GAAP financial measures and other entities may calculate them differently than Regions’ disclosed calculations (see Table 18 “GAAP to Non-GAAP Reconciliation” for further details).
Regions is evaluating the anticipated impact of Basel III, which was originally expected to be phased in beginning in 2013. The Federal Reserve has announced a delay in the implementation of the final rules; however, when implemented there will be a phase in period of up to 6 years. The Company’s estimated Tier 1 common ratio as of March 31, 2013, based on Regions’ current understanding of the Basel III requirements, as proposed by the U.S. Notices of Proposed Rulemaking (“NPR”) released in June 2012, was approximately 9.12 percent and therefore exceeded the Basel III minimum of 7 percent for Tier 1 common. In January 2013, the Basel Committee published an update that included revisions to the liquidity coverage ratio (“LCR”) calculation. Also included in this update were provisions concerning, among other things, lower deposit run-off assumptions and full implementation on a phased-in schedule. Starting in 2015, firms will be required to be at a minimum compliance ratio of 60 percent, with equal annual increases until the 100 percent minimum requirement is reached in 2019. Based on Regions' understanding and interpretation of the rules for the calculation for the LCR under Basel III, Regions is currently above the 100 percent coverage minimum. The Company anticipates being fully compliant with the LCR requirements upon finalization and implementation. However, should Regions’ cash position or investment mix change in the future, Regions’ ability to meet the liquidity coverage ratio may be impacted. Additionally, there is still need for clarification of the Basel III rules as well as interpretation and implementation by U.S. banking regulators, so the ultimate impact of Basel III on Regions is not completely known at this point. The NPR comment period ended in October 2012; changes to the calculation resulting from the comment process could result in materially different capital ratios from the amounts estimated. Because the Basel III capital calculations are not formally defined by GAAP and are not currently prescribed in amount by the federal banking regulations, these measures are considered to be non-GAAP financial measures, and other entities may calculate them differently than Regions’ disclosed calculations (see Table 18 “GAAP to Non-GAAP Reconciliation” for further details).

See the “Supervision and Regulation—Capital Requirements” subsection of the “Business” section and the “Risk Factors” section of Regions’ Annual Report on Form 10-K for the year ended December 31, 2012 for more information.

The following chart summarizes the applicable holding company and bank regulatory capital requirements. Regions’ capital ratios at March 31, 2013 and December 31, 2012 exceeded all regulatory requirements.
Table 16—Regulatory Capital Requirements

	March 31, 2013 Ratio	December 31, 2012 Ratio	To Be Well Capitalized
Tier 1 common (non-GAAP):
Regions Financial Corporation	11.23%	10.84%	NA(2)
Tier 1 capital:
Regions Financial Corporation	12.38%	12.00%	6.00%
Regions Bank	13.31	13.25	6.00
Total capital:
Regions Financial Corporation	15.76%	15.38%	10.00%
Regions Bank	16.09	16.04	10.00
Leverage(1):
Regions Financial Corporation	10.11%	9.65%	5.00%
Regions Bank	10.86	10.65	5.00
_________

(1)	The Leverage ratio requires an additional 100 to 200 basis-point cushion, in certain circumstances, of adjusted quarterly average assets.

(2)	The Board of Governors of the Federal Reserve System assesses banks' capital levels in periods of stress against a minimum Tier 1 common capital level of 5%.

LIQUIDITY
GENERAL
Liquidity is an important factor in the financial condition of Regions and affects Regions’ ability to meet the borrowing needs and deposit withdrawal requirements of its customers. Regions intends to fund obligations primarily through cash generated from normal operations. In addition to these obligations, Regions has obligations related to potential litigation contingencies. See Note 15 “Commitments, Contingencies and Guarantees” to the consolidated financial statements for additional discussion of the Company’s funding requirements.
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
In order to ensure an appropriate level of liquidity is maintained, Regions performs specific procedures including scenario analyses and stress testing at the bank, holding company, and affiliate levels. Regions' holding company cash is managed to a conservative three step evaluation. The Minimum Cash Requirement requires the parent to hold the greater of (1) two years of corporate dividends, debt service, and maturities by utilizing cash on hand, and the next four quarters’ expected dividend capacity from Regions Bank, (2) enough cash “on hand” with no upstream dividend capacity from Regions Bank to meet corporate dividends, debt service payments, and maturities for the next 12 months, or (3) a minimum cash requirement of $500 million. Regions runs similar testing scenarios and has minimum liquidity requirements for the bank and subsidiaries. The Company's funding and contingency planning does not currently include any reliance on unsecured sources. Risk limits are established within the Company's Asset and Liability Committee ("ALCO"), which regularly reviews compliance with the established limits.

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
Regions elected to exit the FDIC's TAG program on July 1, 2010. The TAG program was a component of the Temporary Liquidity Guarantee Program, whereby the FDIC guaranteed all funds held at participating institutions beyond the $250,000 deposit insurance limit in qualifying transaction accounts. The decision to exit the program did not have a significant impact on liquidity. The Dodd-Frank Act permanently increased the FDIC coverage limit to $250,000. As a result of the Dodd-Frank Act, effective December 31, 2010, unlimited coverage for non-interest bearing demand transaction accounts was provided until January 1, 2013. During the first quarter of 2013, average non-interest bearing transaction accounts declined approximately $1.2 billion compared to the fourth quarter of 2012; however, increases in average interest-bearing checking, savings and money market accounts more than offset this decline.
Regulation Q prohibited banks from paying interest on business checking accounts in accordance with the Glass-Steagall Act of 1933. However, the Dodd-Frank Act repealed Regulation Q. In July 2011, financial institutions, such as Regions, were allowed to offer interest on corporate checking accounts. Regions responded to these changes by enhancing its existing core interest-bearing products. However, due to the low interest rate environment and unlimited FDIC insurance available on non-interest bearing balances until January 1, 2013, the Company did not experience, nor does it anticipate experiencing, significant migration of business customer balances from non-interest bearing accounts to interest-bearing accounts.
Due to the potential for uncertainty and inconsistency in the unsecured funding markets, Regions has been maintaining higher levels of cash liquidity by depositing excess cash with the Federal Reserve Bank, which is the primary component of the balance sheet line item, “interest-bearing deposits in other banks.” At March 31, 2013, Regions had approximately $3.1 billion in excess cash on deposit with the Federal Reserve. Regions’ borrowing availability with the Federal Reserve Bank as of March 31, 2013, based on assets pledged as collateral on that date, was $19.9 billion.
Regions periodically accesses funding markets through sales of securities with agreements to repurchase. Repurchase agreements are also offered through a commercial banking sweep product as a short-term investment opportunity for customers. All such arrangements are considered typical of the banking and brokerage industries and are accounted for as borrowings.
Regions’ financing arrangement with the FHLB adds additional flexibility in managing the Company's liquidity position. As of March 31, 2013, Regions’ borrowing availability from the FHLB totaled $6.7 billion. FHLB borrowing capacity is contingent on the amount of collateral pledged to the FHLB. Regions Bank and its subsidiaries have pledged certain residential first mortgage loans on one-to-four family dwellings and home equity lines of credit as collateral for the FHLB advances outstanding. Additionally, investment in FHLB stock is required in relation to the level of outstanding borrowings. Regions held $67 million in FHLB stock at March 31, 2013. The FHLB has been and is expected to continue to be a reliable and economical source of funding.
In February 2013, Regions filed a shelf registration statement with the U.S. Securities and Exchange Commission. This shelf registration does not have a capacity limit and can be utilized by Regions to issue various debt and/or equity securities. The registration statement will expire in February 2016.
Regions’ Bank Note program allows Regions Bank to issue up to $20 billion aggregate principal amount of bank notes outstanding at any one time. No issuances have been made under this program as of March 31, 2013. Notes issued under the program may be senior notes with maturities from 30 days to 15 years and subordinated notes with maturities from 5 years to 30 years. These notes are not deposits and they are not insured or guaranteed by the FDIC.
Regions may, from time to time, consider opportunistically retiring outstanding issued securities, including subordinated debt, trust preferred securities and preferred shares in privately negotiated or open market transactions for cash or common shares. Regulatory approval would be required for retirement of some instruments.
RATINGS
Table 17 “Credit Ratings” reflects the debt ratings information of Regions Financial Corporation and Regions Bank by Standard & Poor's ("S&P"), Moody’s, Fitch and Dominion Bond Rating Service ("DBRS") as of March 31, 2013 and December 31, 2012.

Table 17—Credit Ratings

As of March 31, 2013 and December 31, 2012
	Standard & Poor's	Moody’s	Fitch	DBRS
Regions Financial Corporation
Senior notes	BBB-	Ba1	BBB-	BBB
Subordinated notes	BB+	Ba2	BB+	BBBL
Junior subordinated notes	BB	Ba3	B+	BBBL
Regions Bank
Short-term debt	A-2	P-3	F3	R-2H
Long-term bank deposits	BBB	Baa3	BBB	BBBH
Long-term debt	BBB	Baa3	BBB-	BBBH
Subordinated debt	BBB-	Ba1	BB+	BBB
Outlook	Stable	Stable	Positive	Stable

In general, ratings agencies base their ratings on many quantitative and qualitative factors, including capital adequacy, liquidity, asset quality, business mix, probability of government support, and level and quality of earnings. Any downgrade in credit ratings by one or more ratings agencies may impact Regions in several ways, including, but not limited to, Regions’ access to the capital markets or short-term funding, borrowing cost and capacity, collateral requirements, acceptability of its letters of credit, and funding of variable rate demand notes ("VRDNs"), thereby potentially adversely impacting Regions’ financial condition and liquidity. See the “Risk Factors” section in the Annual Report on Form 10-K for the year ended December 31, 2012 for more information.
A security rating is not a recommendation to buy, sell or hold securities, and the ratings are subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating.

OPERATING RESULTS
The table below presents computations of earnings and certain other financial measures, which exclude certain significant items that are included in the financial results presented in accordance with GAAP. These non-GAAP financial measures include “fee income ratio”, “efficiency ratio”, “return on average assets from continuing operations”, “return on average tangible common stockholders’ equity”, average and end of period “tangible common stockholders’ equity”, “Tier 1 common equity”, and “Basel III Tier 1 common equity” and related ratios. Regions believes that the exclusion of these significant items in expressing earnings and certain other financial measures provides a meaningful base for period-to-period comparisons, which management believes will assist investors in analyzing the operating results of the Company and predicting future performance. These non-GAAP financial measures are also used by management to assess the performance of Regions’ business because management does not consider the activities related to the adjustments to be indications of ongoing operations. Regions believes that presentation of these non-GAAP financial measures will permit investors to assess the performance of the Company on the same basis as that applied by management. Management and the Board of Directors utilize these non-GAAP financial measures as follows:

•	Preparation of Regions’ operating budgets

•	Monthly financial performance reporting

•	Monthly close-out reporting of consolidated results (management only)

•	Presentations to investors of Company performance
The efficiency ratio (non-GAAP), which is a measure of productivity, is generally calculated as non-interest expense divided by total revenue on a taxable-equivalent basis. The fee income ratio (non-GAAP) is generally calculated as non-interest income divided by total revenue. Management uses these ratios to monitor performance and believes these measures provide meaningful information to investors. Non-interest expense (GAAP) is the numerator for the efficiency ratio. Non-interest income (GAAP) is presented excluding adjustments to arrive at adjusted non-interest income (non-GAAP), which is the numerator for the fee income ratio. Net interest income on a taxable-equivalent basis (GAAP) and non-interest income (GAAP) are added together to arrive at total revenue (GAAP). Adjustments are made to arrive at adjusted total revenue (non-GAAP), which is the denominator for the fee income and efficiency ratios.

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
Tier 1 common equity is often expressed as a percentage of risk-weighted assets. Under the risk-based capital framework, a bank’s balance sheet assets and credit equivalent amounts of off-balance sheet items are assigned to one of four broad risk categories. The aggregated dollar amount in each category is then multiplied by the risk weighting assigned to that category. The resulting weighted values from each of the four categories are added together and this sum is the risk-weighted assets total that comprises the denominator of certain risk-based capital ratios. Tier 1 capital is then divided by this denominator (risk-weighted assets) to determine the Tier 1 capital ratio. Adjustments are made to Tier 1 capital to arrive at Tier 1 common equity (non-GAAP). Tier 1 common equity is also divided by the risk-weighted assets to determine the Tier 1 common equity ratio (non-GAAP). The amounts disclosed as risk-weighted assets are calculated consistent with banking regulatory requirements.
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
Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied and are not audited. Although these non-GAAP financial measures are frequently used by stakeholders in the evaluation of a company, they have limitations as analytical tools, and should not be considered in isolation, or as a substitute for analyses of results as reported under GAAP. In particular, a measure of earnings that excludes selected items does not represent the amount that effectively accrues directly to stockholders.

The following tables provide: 1) a reconciliation of net income (GAAP) to income available to common shareholders (GAAP), 2) a reconciliation of net income available to common shareholders (GAAP) to income from continuing operations available to common shareholders (GAAP), 3) a reconciliation of non-interest income from continuing operations (GAAP) to adjusted non-interest income (non-GAAP), 4) a computation of adjusted total revenue (non-GAAP), 5) a computation of the adjusted fee income ratio (non-GAAP), 6) a computation of the adjusted efficiency ratio (non-GAAP), 7) a computation of return on average assets from continuing operations (GAAP), 8) a reconciliation of average and ending stockholders’ equity (GAAP) to average and ending tangible common stockholders’ equity (non-GAAP) and calculations of related ratios and adjusted ratios (non-GAAP), 9) a reconciliation of stockholders’ equity (GAAP) to Tier 1 capital (regulatory) and to Tier 1 common equity (non-GAAP) and calculations of related ratios, and 10) a reconciliation of stockholders’ equity (GAAP) to Basel III Tier 1 common equity (non-GAAP) and calculation of the related ratio based on Regions’ current understanding of the Basel III requirements as proposed by the U.S. Notices of Proposed Rulemaking released in June 2012.

Table 18—GAAP to Non-GAAP Reconciliation

		Three Months Ended March 31
		2013	2012
		(In millions, except per share data)
INCOME
Net income (GAAP)		$335	$199
Preferred dividends and accretion (GAAP)		(8)	(54)
Net income available to common shareholders (GAAP)	A	327	145
Income (loss) from discontinued operations, net of tax (GAAP)		2	(40)
Income from continuing operations available to common shareholders (GAAP)	B	$325	$185
FEE INCOME AND EFFICIENCY RATIOS
Non-interest expense from continuing operations (GAAP)	C	$842	$913
Net interest income from continuing operations (GAAP)		798	827
Taxable-equivalent adjustment		13	12
Net interest income from continuing operations, taxable-equivalent basis		811	839
Non-interest income from continuing operations (GAAP)		501	524
Significant items:
Securities gains, net		(15)	(12)
Leveraged lease termination gains, net		—	(7)
Adjusted non-interest income (non-GAAP)	D	486	505
Adjusted total revenue (non-GAAP)	E	$1,297	$1,344
Adjusted fee income ratio (non-GAAP)	D/E	37.47%	37.57%
Adjusted efficiency ratio (non-GAAP)	C/E	64.92%	67.93%
RETURN ON AVERAGE ASSETS
Average assets (GAAP)—continuing operations(1)	F	$119,123	$123,756
Return on average assets from continuing operations (GAAP)(2)	B/F	1.11%	0.59%
RETURN ON AVERAGE TANGIBLE COMMON STOCKHOLDERS’ EQUITY
Average stockholders’ equity (GAAP)		$15,552	$16,715
Less: Average intangible assets (GAAP)		5,154	5,253
Average deferred tax liability related to intangibles (GAAP)		(190)	(198)
Average preferred equity (GAAP)		476	3,423
Average tangible common stockholders’ equity (non-GAAP)	G	$10,112	$8,237
Return on average tangible common stockholders’ equity (non-GAAP)(2)	A/G	13.12%	7.08%

		Three Months Ended March 31
		2013	2012
		(In millions, except per share data)
TANGIBLE COMMON RATIOS
Ending stockholders’ equity (GAAP)		$15,740	$17,534
Less: Ending intangible assets (GAAP)		5,147	5,236
Ending deferred tax liability related to intangibles (GAAP)		(189)	(195)
Ending preferred equity (GAAP)		474	3,429
Ending tangible common stockholders’ equity (non-GAAP)	H	$10,308	$9,064
Ending total assets (GAAP)		$119,718	$128,282
Less: Ending intangible assets (GAAP)		5,147	5,236
Ending deferred tax liability related to intangibles (GAAP)		(189)	(195)
Ending tangible assets (non-GAAP)	I	$114,760	$123,241
End of period shares outstanding	J	1,413	1,412
Tangible common stockholders’ equity to tangible assets (non-GAAP)	H/I	8.98%	7.35%
Tangible common book value per share (non-GAAP)	H/J	$7.29	$6.42

TIER 1 COMMON RISK-BASED RATIO(3)
Stockholders’ equity (GAAP)		$15,740	$17,534
Accumulated other comprehensive loss		12	60
Non-qualifying goodwill and intangibles		(4,819)	(4,881)
Disallowed deferred tax assets		—	(345)
Disallowed servicing assets		(37)	(36)
Qualifying non-controlling interests		93	92
Qualifying trust preferred securities		501	846
Tier 1 capital (regulatory)		11,490	13,270
Qualifying non-controlling interests		(93)	(92)
Qualifying trust preferred securities		(501)	(846)
Preferred stock		(474)	(3,429)
Tier 1 common equity (non-GAAP)	K	$10,422	$8,903
Risk-weighted assets (regulatory)	L	$92,787	$92,546
Tier 1 common risk-based ratio (non-GAAP)	K/L	11.23%	9.62%
BASEL III TIER 1 COMMON RATIO(4)
Stockholders’ equity (GAAP)		$15,740	$17,534
Non-qualifying goodwill and intangibles(5)		(4,956)	(5,041)
Adjustments, including other comprehensive income related to cash flow hedges, disallowed deferred tax assets, threshold deductions and other adjustments		(301)	(680)
Preferred stock		(474)	(3,429)
Basel III tier 1 common equity (non-GAAP)	M	10,009	8,384
Basel I risk-weighted assets (regulatory)		92,787	92,546
Basel III risk-weighted assets (non-GAAP)(6)	N	109,728	94,334
Basel III tier 1 common ratio (non-GAAP)	M/N	9.12%	8.89%

 _________

(1)	Return on average assets from continuing operations does not include average assets related to discontinued operations of $2,776 million for the three months ended March 31, 2012.

(2)	Income statement amounts have been annualized in calculation.

(3)	Current quarter amount and the resulting ratio are estimated.

(4)	Estimate based on June 2012 U.S. Notices of Proposed Rulemaking.

(5)	Under Basel III, regulatory capital must be reduced by purchased credit card relationship intangible assets. These assets are partially allowed in Basel I capital.

(6)
Regions continues to develop systems and internal controls to precisely calculate risk-weighted assets as required by Basel III. The amount included above is a reasonable approximation, based on our understanding of the requirements.

NET INTEREST INCOME AND MARGIN
The following table presents an analysis of net interest income (on a taxable-equivalent basis), the net interest margin, and the net interest spread for the three months ended March 31, 2013 and 2012:
Table 19—Consolidated Average Daily Balances and Yield/Rate Analysis for Continuing Operations

	Three Months Ended March 31
	2013			2012
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(Dollars in millions; yields on taxable-equivalent basis)
Assets
Interest-earning assets:
Trading account securities	$117	$1	3.20%	$182	$2	4.42%
Securities:
Taxable	26,893	156	2.35	25,659	173	2.71
Tax-exempt	7	—	—	33	—	—
Loans held for sale	1,206	9	3.17	1,047	7	2.69
Loans, net of unearned income(1)(2)	73,919	756	4.14	77,168	824	4.29
Other interest-earning assets	2,821	2	0.26	5,140	3	0.23
Total interest-earning assets	104,963	924	3.57	109,229	1,009	3.72
Allowance for loan losses	(1,894)			(2,745)
Cash and due from banks	1,766			1,987
Other non-earning assets	14,288			15,285
	$119,123			$123,756
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Savings accounts	$5,929	1	0.10	$5,362	1	0.08
Interest-bearing transaction accounts	20,440	6	0.11	19,657	6	0.12
Money market accounts(6)	25,477	9	0.14	23,552	12	0.20
Time deposits	12,904	26	0.81	19,053	69	1.46
Total interest-bearing deposits(3)	64,750	42	0.26	67,624	88	0.52
Federal funds purchased and securities sold under agreements to repurchase	1,786	—	0.10	1,572	—	—
Other short-term borrowings	25	—	0.01	63	—	—
Long-term borrowings	5,857	71	4.89	7,585	82	4.35
Total interest-bearing liabilities	72,418	113	0.63	76,844	170	0.89
Net interest spread			2.94			2.83
Non-interest-bearing deposits(3)(6)	29,114			28,437
Other liabilities	2,047			2,745
Stockholders’ equity	15,544			15,730
	$119,123			$123,756
Net interest income/margin on a taxable-equivalent basis from continuing operations(4)(5)		$811	3.13%		$839	3.09%

_________
Notes:

(1)	Loans, net of unearned income include non-accrual loans for all periods presented.

(2)	Interest income includes net loan fees of $17 million and $14 million for the three months ended March 31, 2013 and 2012, respectively.

(3)
Total deposit costs may be calculated by dividing total interest expense on deposits by the sum of interest-bearing deposits and non-interest bearing deposits. The rates for total deposit costs equal 0.18% and 0.37% for the three months ended March 31, 2013 and 2012, respectively.

(4)	The computation of taxable-equivalent net interest income is based on the statutory federal income tax rate of 35%, adjusted for applicable state income taxes net of the related federal tax benefit.

(5)
The table above does not include average interest-earning assets, average interest-bearing liabilities, interest income, or interest expense for discontinued operations for the three months ended March 31, 2012 (see Note 2 to the consolidated financial statements). If these assets, liabilities, and net interest income were included in the calculation, the consolidated net interest income and margin on a taxable equivalent basis would have been $846 million and 3.07% for the three months ended March 31, 2012.

(6)	Prior period amounts have been reclassified to conform to the current period classification.

For the first quarter of 2013, continuing operations net interest income (taxable-equivalent basis) totaled $811 million compared to $839 million in the first quarter of 2012. The net interest margin (taxable-equivalent basis) was 3.13% for the first quarter of 2013, compared to 3.09% for the first quarter of 2012. Net interest margin increased primarily as a result of declines in overall deposit costs, lower levels of non-accrual loans and a decline in low-yielding other interest earning assets, primarily cash held at the Federal Reserve.

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
Exposure to Interest Rate Movements—As of March 31, 2013, Regions was moderately asset sensitive to both gradual and instantaneous rate shifts as compared to the base case for the measurement horizon ending March 2014. The exposure reflected in the minus 50 basis points scenario reflects the risk of accelerating prepayment activity as spurred by exceptionally low levels of long-term interest rates, as well as the risk that short-term interest rates (such as the Fed Funds rate and the rate of Interest On

Excess Reserves) decline to zero. The table below summarizes Regions’ position, and the scenarios are inclusive of all interest-rate risk hedging activities. Note that wherever scenarios would indicate negative interest rates, a minimum of zero is applied.

Table 20—Interest Rate Sensitivity

Estimated Annual Change in Net Interest Income March 31, 2013
(In millions)
Gradual Change in Interest Rates
+ 200 basis points	$312
+ 100 basis points	170
- 50 basis points	(98)

Instantaneous Change in Interest Rates
+ 200 basis points	$404
+ 100 basis points	235
- 50 basis points	(138)
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
Regions manages the credit risk of these instruments in much the same way as it manages credit risk of the loan portfolios by establishing credit limits for each counterparty and through collateral agreements for dealer transactions. For non-dealer transactions, the need for collateral is evaluated on an individual transaction basis and is primarily dependent on the financial strength of the counterparty. Credit risk is also reduced significantly by entering into legally enforceable master netting agreements. When there is more than one transaction with a counterparty and there is a legally enforceable master netting agreement in place, the exposure represents the net of the gain and loss positions with and collateral received from and/or posted to that counterparty. The “Credit Risk” section in Regions’ Annual Report on Form 10-K for the year ended December 31, 2012 contains more information on the management of credit risk.

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
The primary objective of Regions’ hedging strategies is to mitigate the impact of interest rate changes, from an economic perspective, on net interest income and the net present value of its balance sheet. The overall effectiveness of these hedging strategies is subject to market conditions, the quality of Regions’ execution, the accuracy of its valuation assumptions, counterparty credit risk and changes in interest rates. See Note 12 “Derivative Financial Instruments and Hedging Activities” to the consolidated financial statements for a tabular summary of Regions’ quarter-end derivatives positions and further discussion.
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
MARKET RISK—BROKERAGE AND OTHER MARKET ACTIVITY RISK
Regions’ capital markets business, which includes derivatives and foreign exchange trading activities, expose it to market risk. Further, the Company is exposed to non-trading market risk from mortgage hedging activities which include secondary marketing of loans to government-sponsored entities and mortgage servicing rights valuation.

To manage trading risks arising from interest rate and equity price risks, Regions uses a Value at Risk (“VaR”) model along with other risk management methods to measure the potential fair value the Company could lose on its trading positions given a specified statistical confidence level and time-to-liquidate time horizon.

The end-of-period 10-day VaR was approximately $684 thousand at March 31, 2013. Maximum 10-day VaR utilization during the first quarter of 2013 was $1.1 million, minimum 10-day VaR utilization during the period was $422 thousand and average 10-day VaR during the same period was $625 thousand. The end-of-period Stressed VaR ("SVaR") was approximately $2.2 million at March 31, 2013. Maximum SVaR utilization during the first quarter of 2013 was $2.2 million, minimum SVaR utilization during the period was $1.3 million and average SVaR during the same period was $1.5 million. During the first quarter of 2013, there were no VaR versus actual gains/losses back-testing exceptions (actual gains/losses never exceeded VaR on any given day during the quarter).

INFORMATION SECURITY RISK
Information security risks for large financial institutions such as Regions have generally increased in recent years in part because of the proliferation of new technologies, the use of the internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists, nation-states, activists and other external parties. Regions spends significant resources on operational and information security. Regions is a member of the Financial Services Information Sharing and Analysis Center ("FS-ISAC"). The FS-ISAC is a nonprofit organization and is funded entirely by its member firms and sponsors. Total membership exceeds 4,400 organizations primarily focused in the U.S. financial services sector. The overall objective of FS-ISAC is to protect the financial services sector against cyber and physical threats and risk. It acts as a trusted third party that provides anonymity to allow members to submit threat, vulnerability and incident information in a non-attributable and trusted manner so information that would normally not be shared is instead provided for the good of the membership. In addition to FS-ISAC, Regions is a member of BITS, the technology arm of the Financial Services Roundtable. BITS serves the financial community and its members by providing industry best practices on a variety of security and fraud topics. Regions also maintains a close working relationship with its regulators and law enforcement partners to keep them updated on pertinent risks.
Denial of service attacks, hacking or terrorist activities, could disrupt the Company's or the Company's customers' or other third parties' business operations. For example, in October 2012, December 2012, March 2013, and April 2013, a group launched denial of service attacks against a number of large financial services institutions, including Regions. These events did not result in a breach of Regions' client data, and account information remained secure; however, the attacks did adversely affect the performance of Regions Bank's website, www.regions.com, and, in some instances, temporarily prevented customers from accessing Regions Bank's secure websites. In addition, some outbound internet slowness existed. The October 2012 event was resolved within approximately one day. The December 2012 events occurred over two days, but each individual event was of a shorter duration than the October 2012 event and was promptly resolved. The March 2013 and April 2013 events were all resolved during the same business day of the attack. In all cases, the attacks primarily resulted in inconvenience to employees and customers. Regions engages employees from all lines of business, not just information technology, to combat these attacks. Regions will continue to commit the resources necessary to mitigate these growing risks. In addition, Regions has contracts with vendors to provide denial of service mitigation and these vendors have also continued to commit the necessary resources to support Regions in the event of an attack.

INTERNATIONAL RISK
Regions has minimal sovereign credit exposure. This includes an immaterial amount in government securities issued by a single non-European sovereign, as well as a guarantee on a leveraged lease from a Western European government agency. However, Regions does have country exposure, which is defined as the aggregation of exposure Regions has with financial institutions, companies, or individuals in a given country outside of the United States. The majority of these exposures are in the form of corporate bonds purchased for the bank's investment portfolio, derivative hedges (interest rate and foreign exchange) and leveraged lease guarantees. This exposure is concentrated in highly-rated, Western European countries but not in those most severely affected by the Eurozone turmoil.
In addition to Western Europe and Australia, Regions’ corporate securities include investments in corporations domiciled in countries in Eastern Europe and North America. Regions has other smaller exposures in the form of trade confirmations, due from clearing accounts and loan participations with counterparties domiciled in countries in other regions, such as Central and South America, Asia and the Middle East/North Africa region.
At March 31, 2013, Regions’ international exposure was approximately $1.2 billion in total outstandings. Approximately 70 percent of the total exposure relates to corporate bonds. Approximately 53 percent of the total exposure relates to highly-rated Western European entities.
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

CREDIT RISK
Regions’ objective regarding credit risk is to maintain a high-quality credit portfolio that provides for stable credit costs with acceptable volatility through an economic cycle. Regions has a diversified loan portfolio in terms of product type, collateral and geography. See Table 2 for further details of each loan portfolio segment. See the “Credit Risk” section of the Form 10-K for the year ended December 31, 2012 for a discussion of risk characteristics of each loan type.

PROVISION FOR LOAN LOSSES
The provision for loan losses is used to maintain the allowance for loan losses at a level that in management’s judgment is appropriate to absorb probable losses inherent in the portfolio at the balance sheet date. The provision for loan losses totaled $10 million in the first quarter of 2013 compared to $117 million during the first quarter of 2012. Net charge-offs as a percentage of average loans (annualized) were 0.99 percent and 1.73 percent in the first three months of 2013 and 2012, respectively. Net charge-offs were lower across most major loan categories when comparing the 2013 period to the prior year period. Net charge-offs exceeded provision for loan losses for the first quarter of 2013 primarily due to the continued improving credit metrics, including lower levels of non-accrual loans and criticized and classified loans (see Table 6 “Allowance for Credit Losses”), as well as, an overall reduction in loan balances, problem loan resolutions, and a continuing mix shift in loans out of higher risk investor real estate and second lien home equity lending and into less risky commercial and industrial loans.

NON-INTEREST INCOME
The following table presents a summary of non-interest income. For expanded discussion of certain significant non-interest income items, refer to the discussion of each component following the table presented.
Table 21—Non-Interest Income from Continuing Operations

	Three Months Ended March 31
	2013	2012
	(In millions)
Service charges on deposit accounts	$242	$254
Investment fee income	27	28
Mortgage income	72	77
Trust department income	49	49
Securities gains, net	15	12
Insurance commissions and fees	30	28
Bank-owned life insurance	22	21
Commercial credit fee income	16	19
Net loss from affordable housing	(17)	(14)
Credit card/bank card income	18	23
Other miscellaneous income	27	27
	$501	$524

Service charges on deposit accounts—Service charges on deposit accounts decreased $12 million for the quarter ended March 31, 2013, as compared to the first quarter of 2012. The decrease between periods is due to lower non-sufficient fund fees primarily driven by overdraft policy changes related to Regulation E, improving quality of checking accounts and changes in customer behavior which is an industry-wide trend.
Mortgage income—Mortgage income decreased $5 million for the first quarter of 2013 as compared to the first quarter of 2012. The decrease was driven by the Company's decision to start retaining its 15-year residential first mortgage originations on its balance sheet beginning in the fourth quarter of 2012 as opposed to selling them in the secondary market and an increase in the cost of hedging mortgage servicing rights.
Credit card / bank card income—Credit card / bank card income decreased $5 million for the first quarter of 2013 as compared to the first quarter of 2012. Credit card income is derived from activity related to the Regions-branded credit card portfolio purchased from FIA Card Services in the second quarter of 2011 and any subsequent originations. Bank card income relates to commercial purchasing cards. In the third quarter of 2012, the Company began recording credit card relationship reward costs as a reduction of credit card revenue, which resulted in the decrease period over period.

NON-INTEREST EXPENSE
The following table presents a summary of non-interest expense. For expanded discussion of certain significant non-interest expense items, refer to the discussion of each component following the table presented.

Table 22—Non-Interest Expense from Continuing Operations

	Three Months Ended March 31
	2013	2012
	(In millions)
Salaries and employee benefits	$447	$442
Net occupancy expense	90	94
Furniture and equipment expense	69	64
Professional and legal expenses	31	27
Amortization of core deposit intangible	7	22
Other real estate owned expense	2	23
Credit/checkcard expenses	9	20
Deposit administrative fee	33	47
Marketing	23	17
Subsidiary dividend	—	16
Outside services	22	18
Other miscellaneous expenses	109	123
	$842	$913

Salaries and employee benefits—Salaries and employee benefits increased $5 million for the first quarter of 2013 when compared to the first quarter of 2012. The increase is primarily due to incentive increases and annual merit increases, partially offset by decreased pension costs.

Amortization of core deposit intangible—Amortization of core deposit intangible decreased $15 million for the first quarter of 2013 when compared to the first quarter of 2012. Regions' annual 2012 impairment test reflected an increase in the estimated life of Regions' core deposit intangibles, which resulted in a decrease in amortization beginning in the first quarter of 2013.

Other real estate owned expense—Other real estate owned (“OREO”) expense includes the cost of adjusting foreclosed properties to estimated fair value after these assets have been classified as OREO, net gains and losses on sales of properties, and other costs to maintain the property such as property taxes, security, and grounds maintenance. OREO expense decreased $21 million for the first quarter of 2013 when compared to the first quarter of 2012. The decline in expense was due to lower OREO balances and stabilizing real estate values. See the "Foreclosed Properties" section.

Credit / checkcard expense—Credit / checkcard expenses decreased $11 million for the first quarter of 2013 when compared to the first quarter of 2012. In the third quarter of 2012, the Company began recording credit card relationship reward costs as a reduction of credit card revenue.

Deposit administrative fee—Deposit administrative fees decreased $14 million for the first quarter of 2013 when compared to the first quarter of 2012. The decrease is related to lower asset balances, improved performance metrics and a reduction in higher risk loans, all of which impact the fee calculation.
Subsidiary Dividend—During the fourth quarter of 2012, the Company extinguished a liability related to an investment by a third party in Regions Asset Management Company, Inc., which eliminated the subsidiary dividend amounts that were historically expensed in the first quarter.

Other miscellaneous expenses—Other miscellaneous expenses decreased $14 million for the first quarter of 2013 as compared to the same period of 2012. The primary driver of the decrease was a lower provision for unfunded credit commitments. This item also includes expenses for communications, postage, supplies, certain credit-related costs and business development services.

INCOME TAXES
The Company’s income tax expense from continuing operations for the three months ended March 31, 2013 was $114 million compared to an income tax expense of $82 million for the same period in 2012, resulting in an effective tax rate of 25.5 percent for both periods. The effective tax rate for the first quarter of 2013 was negatively impacted by the increase in pre-tax income which was offset by a combined reduction in unrecognized tax benefits and the valuation allowance of $13 million.
The Company's effective tax rate is affected by recurring items such as affordable housing tax credits, bank-owned life insurance and tax-exempt income, which are expected to be consistent in the near term. The effective tax rate could also be affected by other items, such as the termination of certain leveraged leases and changes in the valuation allowance. If any of these items are considered to be discrete, the comparability of the effective tax rate from period to period may be impacted.
At March 31, 2013, the Company reported a net deferred tax asset of $688 million, compared to $763 million at December 31, 2012. The change of $75 million is principally due to continued reductions in the allowance for loan losses. Of the March 31, 2013 ending net deferred tax asset, $376 million was generated from differences between the financial statement carrying amounts and the corresponding tax bases of assets and liabilities, of which a significant portion relates to the allowance for loan losses. These net deferred tax assets have not yet reduced taxable income and therefore do not have a set expiration date. The remaining $312 million net deferred tax asset balance relates to tax carryforwards that have defined expiration dates which are typically 15 or 20 years from the date of creation.

DISCONTINUED OPERATIONS
Regions reported income from discontinued operations of $2 million, or $0.00 per diluted common share, for the first quarter of 2013, compared to a loss of $40 million, or $(0.03) per diluted common share, for the first quarter of 2012. Morgan Keegan was sold on April 2, 2012. During 2012, discontinued operations was mainly comprised of professional and legal expenses. The first quarter 2013 income from discontinued operations was the result of a recovery of legal expenses.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Reference is made to pages 84 through 86 included in Management’s Discussion and Analysis.

Item 4. Controls and Procedures
Based on an evaluation, as of the end of the period covered by this Form 10-Q, under the supervision and with the participation of Regions’ management, including its Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer have concluded that Regions’ disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) are effective. During the quarter ended March 31, 2013, there have been no changes in Regions’ internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Regions’ internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
Information required by this item is set forth in Note 15, “Commitments, Contingencies and Guarantees” in the Notes to the Consolidated Financial Statements (Unaudited) in Part I. Item 1. of this report, which is incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Information concerning Regions’ repurchases of its outstanding common stock during the three month period ended March 31, 2013, is set forth in the following table:
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 – 31, 2013	—	—	—	23,072,300
February 1 – 28, 2013	—	—	—	23,072,300
March 1 – 19, 2013	—	—	—	23,072,300
Total	—	—	—	—
On January 18, 2007, Regions’ Board of Directors authorized the repurchase of 50 million shares of Regions’ common stock through open market or privately negotiated transactions and announced the authorization of this repurchase. As indicated in the table above, approximately 23.1 million shares remained available for repurchase under that authorization. On March 19, 2013, Regions' Board of Directors authorized, and Regions announced, a new $350 million common stock purchase plan, permitting repurchases from the beginning of the second quarter of 2013 through the end of the first quarter of 2014. The new plan replaces the repurchases authorized on January 18, 2007. The Company began to repurchase shares in the open market pursuant to the new plan in April 2013. As of May 6, 2013, Regions had repurchased approximately 10 million shares of common stock at a total cost of approximately $82 million before commissions.
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
The terms of Regions’ outstanding junior subordinated debt securities prohibit Regions from declaring or paying any dividends or distributions on Regions’ capital stock, including its common stock, or purchasing, acquiring, or making a liquidation payment on such stock, if Regions has given notice of its election to defer interest payments but the related deferral period has not yet commenced or a deferral period is continuing.
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

Item 6. Exhibits
The following is a list of exhibits including items incorporated by reference

3.1	Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to Form 10-Q Quarterly Report filed by registrant on August 6, 2012

3.2	Certificate of Designations, incorporated by reference to Exhibit 3.3 to Form 8-A filed by registrant on November 1, 2012

3.3	By-laws as amended and restated, incorporated by reference to Exhibit 3.2 to Form 8-K Current Report filed by registrant on May 14, 2010

10.1	Amendment Number Six to the Regions Financial Corporation Supplemental 401(k) Plan

10.2	Form of Notice and Form of Restricted Stock Unit Award Agreement

10.3	Form of Notice and Form of Performance Stock Unit Award Agreement

10.4	Form of Notice and Form of Performance Unit Award Agreement

12	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data File

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned thereunto duly authorized.

DATE: May 8, 2013	Regions Financial Corporation

/S/ HARDIE B. KIMBROUGH, JR.
Hardie B. Kimbrough, Jr. Executive Vice President and Controller (Chief Accounting Officer and Authorized Officer)