Form 10-Q
period 2013-06-30
REGIONS FINANCIAL CORP
filed 2013-08-08
CIK 1281761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2013
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
The number of shares outstanding of each of the issuer’s classes of common stock was 1,395,843,017 shares of common stock, par value $.01, outstanding as of August 2, 2013.

REGIONS FINANCIAL CORPORATION
FORM 10-Q

Forward-Looking Statements
This Quarterly Report on Form 10-Q, other periodic reports filed by Regions Financial Corporation (“Regions”) under the Securities Exchange Act of 1934, as amended, and any other written or oral statements made by or on behalf of Regions may include forward-looking statements. The Private Securities Litigation Reform Act of 1995 (the “Act”) provides a “safe harbor” for forward-looking statements which are identified as such and are accompanied by the identification of important factors that could cause actual results to differ materially from the forward-looking statements. For these statements, we, together with our subsidiaries, unless the context implies otherwise, claim the protection afforded by the safe harbor in the Act. Forward-looking statements are not based on historical information, but rather are related to future operations, strategies, financial results or other developments. Forward-looking statements are based on management’s expectations as well as certain assumptions and estimates made by, and information available to, management at the time the statements are made. Those statements are based on general assumptions and are subject to various risks, uncertainties and other factors that may cause actual results to differ materially from the views, beliefs and projections expressed in such statements. These risks, uncertainties and other factors include, but are not limited to, those described below:

•
The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) became law in July 2010, and a number of legislative, regulatory and tax proposals remain pending. Future and proposed rules may have significant effects on Regions and the financial services industry, the exact nature and extent of which cannot be determined at this time.

•
Current developments in recent litigation against the Board of Governors of the Federal Reserve System could result in possible reductions in the maximum permissible interchange fee that an issuer may receive for electronic debit transactions and/or the possible expansion of providing merchants with the choice of multiple unaffiliated payment networks for each transaction, each of which could negatively impact the income Regions currently receives with respect to those transactions.

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

•	Possible adverse changes in general economic and business conditions in the United States in general and in the communities Regions serves in particular.

•	Possible changes in the creditworthiness of customers and the possible impairment of the collectability of loans.

•	Possible changes in trade, monetary and fiscal policies, laws and regulations and other activities of governments, agencies, and similar organizations, may have an adverse effect on business.

•	Possible regulations issued by the Consumer Financial Protection Bureau or other regulators which might adversely impact Regions’ business model or products and services.

•
Regions' ability to take certain capital actions, including paying dividends and any plans to increase common stock dividends, repurchase common stock under current or future programs, or issue or redeem preferred stock or other regulatory capital instruments, is subject to the review of such proposed actions by the Federal Reserve as part of Regions' comprehensive capital plan for applicable period in the connection with the regulators' Comprehensive Capital Analysis and Review (CCAR) process and to the acceptance of such capital plan and non-objection to such capital actions by the Federal Reserve.

•	Possible stresses in the financial and real estate markets, including possible deterioration in property values.

•	Regions’ ability to manage fluctuations in the value of assets and liabilities and off-balance sheet exposure so as to maintain sufficient capital and liquidity to support Regions’ business.

•	Regions’ ability to expand into new markets and to maintain profit margins in the face of competitive pressures.

•	Regions’ ability to develop competitive new products and services in a timely manner and the acceptance of such products and services by Regions’ customers and potential customers.

•	Cyber-security risks, including "denial of service," "hacking" and "identity theft," that could adversely affect our business and financial performance, or our reputation.

•	Regions’ ability to keep pace with technological changes.

•
Regions’ ability to effectively identify and manage credit risk, interest rate risk, market risk, operational risk, legal risk, liquidity risk, reputational risk, counterparty risk, international risk, regulatory risk, and compliance risk.

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

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2013	December 31, 2012
	(In millions, except share data)
Assets
Cash and due from banks	$2,112	$1,979
Interest-bearing deposits in other banks	2,168	3,510
Trading account securities	102	116
Securities held to maturity (estimated fair value of $2,425 and $11, respectively)	2,425	10
Securities available for sale	22,001	27,244
Loans held for sale (includes $752 and $1,282 measured at fair value, respectively)	839	1,383
Loans, net of unearned income	74,990	73,995
Allowance for loan losses	(1,636)	(1,919)
Net loans	73,354	72,076
Other interest-earning assets	135	900
Premises and equipment, net	2,228	2,279
Interest receivable	326	344
Goodwill	4,816	4,816
Mortgage servicing rights at fair value	276	191
Other identifiable intangible assets	318	345
Other assets	7,607	6,154
Total assets	$118,707	$121,347
Liabilities and Stockholders’ Equity
Deposits:
Non-interest-bearing	$29,464	$29,963
Interest-bearing	62,990	65,511
Total deposits	92,454	95,474
Borrowed funds:
Short-term borrowings:
Federal funds purchased and securities sold under agreements to repurchase	2,877	1,449
Other short-term borrowings	1,000	125
Total short-term borrowings	3,877	1,574
Long-term borrowings	4,856	5,861
Total borrowed funds	8,733	7,435
Other liabilities	2,191	2,939
Total liabilities	103,378	105,848
Stockholders’ equity:
Preferred stock, authorized 10 million shares:
Series A, non-cumulative perpetual, par value $1.00 (liquidation preference $1,000.00) per share, including related surplus, net of discount; Issued—500,000 shares	466	482
Common stock, par value $.01 per share:
Authorized 3 billion shares
Issued including treasury stock—1,436,521,088 and 1,454,626,952 shares, respectively	14	15
Additional paid-in capital	19,440	19,652
Retained earnings (deficit)	(2,736)	(3,338)
Treasury stock, at cost—41,287,282 and 41,287,460 shares, respectively	(1,377)	(1,377)
Accumulated other comprehensive income (loss), net	(478)	65
Total stockholders’ equity	15,329	15,499
Total liabilities and stockholders’ equity	$118,707	$121,347

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
	(In millions, except per share data)
Interest income on:
Loans, including fees	$746	$806	$1,489	$1,618
Securities - taxable	152	179	308	353
Loans held for sale	8	7	17	14
Trading account securities	—	—	1	1
Other interest-earning assets	1	2	3	5
Total interest income	907	994	1,818	1,991
Interest expense on:
Deposits	33	76	75	164
Short-term borrowings	1	—	1	—
Long-term borrowings	65	80	136	162
Total interest expense	99	156	212	326
Net interest income	808	838	1,606	1,665
Provision for loan losses	31	26	41	143
Net interest income after provision for loan losses	777	812	1,565	1,522
Non-interest income:
Service charges on deposit accounts	237	233	479	487
Investment fee income	29	17	56	45
Mortgage income	69	90	141	167
Trust department income	49	50	98	99
Securities gains, net	8	12	23	24
Other	105	105	201	209
Total non-interest income	497	507	998	1,031
Non-interest expense:
Salaries and employee benefits	452	434	899	876
Net occupancy expense	92	92	182	186
Furniture and equipment expense	69	67	138	131
Other	271	249	507	562
Total non-interest expense	884	842	1,726	1,755
Income from continuing operations before income taxes	390	477	837	798
Income tax expense	122	126	236	208
Income from continuing operations	268	351	601	590
Discontinued operations:
Income (loss) from discontinued operations before income taxes	(2)	4	2	(61)
Income tax expense (benefit)	(1)	—	1	(25)
Income (loss) from discontinued operations, net of tax	(1)	4	1	(36)
Net income	$267	$355	$602	$554
Net income from continuing operations available to common shareholders	$260	$280	$585	$465
Net income available to common shareholders	$259	$284	$586	$429
Weighted-average number of shares outstanding:
Basic	1,401	1,414	1,407	1,348
Diluted	1,418	1,418	1,421	1,350
Earnings per common share from continuing operations:
Basic	$0.19	$0.20	$0.42	$0.34
Diluted	0.18	0.20	0.41	0.34
Earnings per common share:
Basic	$0.18	$0.20	$0.42	$0.32
Diluted	0.18	0.20	0.41	0.32
Cash dividends declared per common share	0.03	0.01	0.04	0.02
See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30
	2013	2012
	(In millions)
Net income	$267	$355
Other comprehensive income (loss), net of tax:*
Unrealized losses on securities transferred to held to maturity during the period (net of $(43) and zero tax effect for the three months ended June 30, 2013 and 2012, respectively)	(68)	—
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period (net of $(215) and $52 tax effect for the three months ended June 30, 2013 and 2012, respectively)	(353)	86
Less: reclassification adjustments for securities gains realized in net income (net of $3 and $4 tax effect for the three months ended June 30, 2013 and 2012, respectively)	5	8
Net change in unrealized gains (losses) on securities available for sale, net of tax	(358)	78
Unrealized gains (losses) on derivative instruments designated as cash flow hedges:
Unrealized holding gains (losses) on derivatives arising during the period (net of $(25) and $22 tax effect for the three months ended June 30, 2013 and 2012, respectively)	(39)	37
Less: reclassification adjustments for gains realized in net income (net of $6 and $6 tax effect for the three months ended June 30, 2013 and 2012, respectively)	11	11
Net change in unrealized gains (losses) on derivative instruments, net of tax	(50)	26
Defined benefit pension plans and other post employment benefits:
Net actuarial gains (losses) arising during the period (net of zero and $1 tax effect for the three months ended June 30, 2013 and 2012, respectively)	(1)	(2)
Less: reclassification adjustments for amortization of actuarial loss and prior service cost realized in net income, and other (net of $(6) and $(6) tax effect for the three months ended June 30, 2013 and 2012, respectively)	(11)	(12)
Net change from defined benefit pension plans, net of tax	10	10
Other comprehensive income (loss), net of tax*	$(466)	$114
Comprehensive income (loss)	$(199)	$469

	Six Months Ended June 30
	2013	2012
	(In millions)
Net income	$602	$554
Other comprehensive income (loss), net of tax:*
Unrealized losses on securities transferred to held to maturity during the period (net of $(43) and zero tax effect for the six months ended June 30, 2013 and 2012, respectively)	(68)	—
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period (net of $(258) and $52 tax effect for the six months ended June 30, 2013 and 2012, respectively)	(421)	88
Less: reclassification adjustments for securities gains realized in net income (net of $8 and $8 tax effect for the six months ended June 30, 2013 and 2012, respectively)	15	16
Net change in unrealized gains (losses) on securities available for sale	(436)	72
Unrealized gains (losses) on derivative instruments designated as cash flow hedges:
Unrealized holding gains (losses) on derivatives arising during the period (net of $(24) and $29 tax effect for the six months ended June 30, 2013 and 2012 respectively)	(38)	47
Less: reclassification adjustments for gains realized in net income (net of $12 and $13 tax effect for the six months ended June 30, 2012 and 2011, respectively)	20	21
Net change in unrealized gains (losses) on derivative instruments	(58)	26
Defined benefit pension plans and other post employment benefits:
Net actuarial gains (losses) arising during the period (net of zero and $2 tax effect for the six months ended June 30, 2013 and 2012, respectively)	(2)	2
Less: reclassification adjustments for amortization of actuarial loss and prior service cost realized in net income, and other (net of $(12) and $(13) tax effect for the six months ended June 30, 2013 and 2012, respectively)	(21)	(23)
Net change from defined benefit pension plans	19	25
Other comprehensive income (loss), net of tax*	$(543)	$123
Comprehensive income	$59	$677
______
* All other comprehensive amounts are shown net of tax.
See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Treasury Stock, At Cost	Accumulated Other Comprehensive Income (Loss), Net	Total
	Shares	Amount	Shares	Amount
	(In millions, except share and per share data)
BALANCE AT JANUARY 1, 2012(1)	4	$3,419	1,259	$13	$18,855	$(4,322)	$(1,397)	$(69)	$16,499
Net income	—	—	—	—	—	554	—	—	554
Net change in unrealized gains and losses on securities available for sale, net of tax and reclassification adjustment	—	—	—	—	—	—	—	72	72
Net change in unrealized gains and losses on derivative instruments, net of tax and reclassification adjustment	—	—	—	—	—	—	—	26	26
Net change from defined benefit pension plans, net of tax	—	—	—	—	—	—	—	25	25
Cash dividends declared—$0.02 per share(1)	—	—	—	—	(27)	—	—	—	(27)
Preferred dividends:
U.S. Treasury preferred stock dividends	—	—	—	—	—	(44)	—	—	(44)
Preferred stock transactions:
Discount accretion	—	10	—	—	—	(10)	—	—	—
Repurchase of Series A preferred stock issued to the U.S. Treasury and associated accelerated accretion	(4)	(3,429)	—	—	—	(71)	—	—	(3,500)
Repurchase of warrant from the U.S. Treasury	—	—	—	—	(45)	—	—	—	(45)
Common stock transactions:
Net proceeds from issuance of 153 million shares of common stock	—	—	153	2	873	—	—	—	875
Impact of stock transactions under compensation plans, net	—	—	1	—	10	(11)	21	—	20
BALANCE AT JUNE 30, 2012(1)	—	$—	1,413	$15	$19,666	$(3,904)	$(1,376)	$54	$14,455

BALANCE AT JANUARY 1, 2013	1	$482	1,413	$15	$19,652	$(3,338)	$(1,377)	$65	$15,499
Net income	—	—	—	—	—	602	—	—	602
Unrealized losses on securities transferred to held to maturity(2)	—	—	—	—	—	—	—	(68)	(68)
Net change in unrealized gains and losses on securities available for sale, net of tax and reclassification adjustment	—	—	—	—	—	—	—	(436)	(436)
Net change in unrealized gains and losses on derivative instruments, net of tax and reclassification adjustment	—	—	—	—	—	—	—	(58)	(58)
Net change from defined benefit pension plans, net of tax	—	—	—	—	—	—	—	19	19
Cash dividends declared—$0.04 per share	—	—	—	—	(56)	—	—	—	(56)
Series A preferred stock dividends	—	(16)	—	—	—	—	—	—	(16)
Common stock transactions:
Impact of share repurchase	—	—	(18)	—	(173)	—	—	—	(173)
Impact of stock transactions under compensation plans, net	—	—	—	(1)	17	—	—	—	16
BALANCE AT JUNE 30, 2013	1	$466	1,395	$14	$19,440	$(2,736)	$(1,377)	$(478)	$15,329
_________

(1)
Prior period cash dividends declared on common stock have been reclassified from retained earnings (deficit) to additional paid-in capital to correct an error in classification. Refer to Note 14 "Stockholder's Equity and Accumulated Other Comprehensive Income (Loss)" in Regions' Annual Report on Form 10-K for the year ended December 31, 2012 for further discussion.

(2)
Represents unrealized losses on certain securities previously classified as available for sale securities that were transferred to held to maturity classification. Refer to Note 3 "Securities" for further details.

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30
	2013	2012
	(In millions)
Operating activities:
Net income	$602	$554
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	41	143
Depreciation, amortization and accretion, net	342	348
Provision for losses on other real estate, net	10	18
Securities (gains) losses, net	(23)	(24)
Gain on disposition of business	—	(15)
Deferred income tax expense	216	201
Originations and purchases of loans held for sale	(2,423)	(2,834)
Proceeds from sales of loans held for sale	3,027	2,732
(Gain) loss on sale of loans, net	(77)	(62)
Valuation charges on loans held for sale	1	8
(Gain) loss on early extinguishment of debt	56	—
Net change in operating assets and liabilities:
Trading account assets	14	193
Other interest-earning assets	765	(182)
Interest receivable	18	17
Other assets	343	(102)
Other liabilities	(720)	39
Other	(25)	3
Net cash from operating activities	2,167	1,037
Investing activities:
Proceeds from sales of securities available for sale	1,372	1,670
Proceeds from maturities of securities available for sale	3,377	3,209
Proceeds from maturities of securities held to maturity	3	3
Purchases of securities available for sale	(4,654)	(6,970)
Proceeds from sales of loans	107	411
Purchases of loans	(456)	(407)
Purchases of servicing rights	(28)	—
Net change in loans	(1,115)	746
Net purchases of premises and equipment	(71)	(79)
Proceeds from disposition of business, net of cash transferred	—	855
Net cash from investing activities	(1,465)	(562)
Financing activities:
Net change in deposits	(3,020)	(529)
Net change in short-term borrowings	2,303	1,168
Proceeds from long-term borrowings	750	—
Payments on long-term borrowings	(1,698)	(1,853)
Cash dividends on common stock	(56)	(27)
Cash dividends on Series A preferred stock issued to the U.S. Treasury	—	(44)
Cash dividends on Series A preferred stock	(16)	—
Net proceeds from issuance of common stock	—	875
Repurchase of common stock	(173)	—
Repurchase of Series A preferred stock issued to the U.S. Treasury	—	(3,500)
Repurchase of warrant	—	(45)
Other	(1)	1
Net cash from financing activities	(1,911)	(3,954)
Net change in cash and cash equivalents	(1,209)	(3,479)
Cash and cash equivalents at beginning of year	5,489	7,245
Cash and cash equivalents at end of period	$4,280	$3,766

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Three and Six Months Ended June 30, 2013 and 2012
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

The following table represents the condensed results of operations for discontinued operations for the three and six months ended June 30:

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
	(In millions, except per share data)
Interest income	$—	$—	$—	$8
Interest expense	—	—	—	1
Net interest income	—	—	—	7
Non-interest income:
Brokerage, investment banking and capital markets	—	—	—	233
Gain on sale	—	15	—	15
Other	—	—	—	7
Total non-interest income	—	15	—	255
Non-interest expense:
Salaries and employee benefits	—	—	—	171
Net occupancy expense	—	—	—	9
Furniture and equipment expense	—	—	—	8
Professional and legal expenses	1	10	(4)	106
Other	1	1	2	29
Total non-interest expense	2	11	(2)	323
Income (loss) from discontinued operations before income taxes	(2)	4	2	(61)
Income tax expense (benefit)	(1)	—	1	(25)
Income (loss) from discontinued operations, net of tax	$(1)	$4	$1	$(36)
Earnings (loss) per common share from discontinued operations:
Basic	$(0.00)	$0.00	$0.00	$(0.03)
Diluted	$(0.00)	$0.00	$0.00	$(0.03)

NOTE 3. SECURITIES
The amortized cost, gross unrealized gains and losses, and estimated fair value of securities held to maturity and securities available for sale are as follows:

	June 30, 2013
		Recognized in OCI (1)			Not recognized in OCI
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Securities held to maturity:
U.S. Treasury securities	$2	$—	$—	$2	$—	$—	$2
Federal agency securities	351	—	(16)	335	1	—	336
Mortgage-backed securities:
Residential agency	1,953	—	(85)	1,868	1	(1)	1,868
Commercial agency	230	—	(10)	220	—	(1)	219
	$2,536	$—	$(111)	$2,425	$2	$(2)	$2,425

Securities available for sale:
U.S. Treasury securities	$51	$1	$—	$52			$52
Federal agency securities	117	1	—	118			118
Obligations of states and political subdivisions	7	—	—	7			7
Mortgage-backed securities:
Residential agency	16,332	204	(117)	16,419			16,419
Residential non-agency	10	1	—	11			11
Commercial agency	758	5	(14)	749			749
Commercial non-agency	1,136	12	(38)	1,110			1,110
Corporate and other debt securities	2,875	26	(91)	2,810			2,810
Equity securities	716	9	—	725			725
	$22,002	$259	$(260)	$22,001			$22,001
_________
(1) The gross unrealized losses recognized in other comprehensive income (OCI) on held to maturity securities resulted from a transfer of available for sale securities to held to maturity in the second quarter of 2013.

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

During the second quarter of 2013, Regions transferred securities with a fair value of $2.4 billion from available for sale to held to maturity. Management determined it has both the positive intent and ability to hold these securities to maturity. The securities were reclassified at fair value at the time of transfer and represented a non-cash transaction. Accumulated other comprehensive income included net pre-tax unrealized losses of $111 million on the securities at the date of transfer. These unrealized losses and the offsetting OCI components are being amortized into net interest income over the remaining life of the related securities as a yield adjustment, resulting in no impact on future net income.
Equity securities in the tables above included the following amortized cost related to Federal Reserve Bank stock and Federal Home Loan Bank (“FHLB”) stock. Shares in the Federal Reserve Bank and FHLB are accounted for at amortized cost, which approximates fair value.

	June 30, 2013	December 31, 2012
	(In millions)
Federal Reserve Bank	$495	$484
Federal Home Loan Bank	112	73
Securities with carrying values of $14.3 billion and $11.8 billion at June 30, 2013 and December 31, 2012, respectively, were pledged to secure public funds, trust deposits and certain borrowing arrangements.
The amortized cost and estimated fair value of securities available for sale and securities held to maturity at June 30, 2013, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(In millions)
Securities held to maturity:
Due in one year or less	$1	$1
Due after one year through five years	2	2
Due after five years through ten years	350	335
Mortgage-backed securities:
Residential agency	1,953	1,868
Commercial agency	230	219
	$2,536	$2,425
Securities available for sale:
Due in one year or less	$50	$51
Due after one year through five years	1,029	1,033
Due after five years through ten years	1,578	1,521
Due after ten years	393	382
Mortgage-backed securities:
Residential agency	16,332	16,419
Residential non-agency	10	11
Commercial agency	758	749
Commercial non-agency	1,136	1,110
Equity securities	716	725
	$22,002	$22,001

The following tables present gross unrealized losses and the related estimated fair value of securities available for sale and held to maturity at June 30, 2013 and for securities available for sale at December 31, 2012. There were no gross unrealized losses on debt securities held to maturity at December 31, 2012. For securities transferred to held for maturity from available for sale, the analysis in the tables below is comparing the securities' original amortized cost to its current estimated fair value. These securities are segregated between investments that have been in a continuous unrealized loss position for less than twelve months and twelve months or more.

	June 30, 2013
	Less Than Twelve Months		Twelve Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In millions)
Securities held to maturity:
Federal agency securities	$334	$(15)	$—	$—	$334	$(15)
Mortgage-backed securities:
Residential agency	1,864	(85)	—	—	1,864	(85)
Commercial agency	220	(11)	—	—	220	(11)
	$2,418	$(111)	$—	$—	$2,418	$(111)

Securities available for sale:
U.S. Treasury securities	$11	$—	$1	$—	$12	$—
Federal agency securities	1	—	9	—	10	—
Mortgage-backed securities:
Residential agency	5,272	(111)	272	(6)	5,544	(117)
Commercial agency	444	(13)	—	—	444	(13)
Commercial non-agency	726	(38)	—	—	726	(38)
All other securities	1,944	(90)	18	(2)	1,962	(92)
	$8,398	$(252)	$300	$(8)	$8,698	$(260)

	December 31, 2012
	Less Than Twelve Months		Twelve Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In millions)
Securities available for sale:
Federal agency securities	$350	$(1)	$—	$—	$350	$(1)
Mortgage-backed securities:
Residential agency	1,777	(16)	157	(2)	1,934	(18)
All other securities	884	(9)	—	—	884	(9)
	$3,011	$(26)	$157	$(2)	$3,168	$(28)

The number of individual securities in an unrealized loss position in the tables above increased from 378 at December 31, 2012 to 943 at June 30, 2013. The increase in the number of securities and the total amount of unrealized losses from year-end 2012 was primarily due to changes in interest rates. Widening of spreads also contributed to some degradation; however, there was no indication of an adverse change in credit on any of the underlying securities in the tables above. Management believes no individual unrealized loss represented an other-than-temporary impairment as of those dates. The Company does not intend to sell, and it is not more likely than not that the Company will be required to sell, the securities before the recovery of their amortized cost basis, which may be at maturity.
Credit-related impairment charges were immaterial for the three and six months ended June 30, 2013. For the three and six months ended June 30, 2012, Regions recorded a credit-related impairment charge of approximately $2 million.

Gross realized gains and gross realized losses on sales of securities available for sale are shown in the table below. The cost of securities sold is based on the specific identification method.

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
	(In millions)
Gross realized gains	$29	$12	$45	$24
Gross realized losses	(21)	—	(22)	—
Securities gains, net	$8	$12	$23	$24

NOTE 4. LOANS AND THE ALLOWANCE FOR CREDIT LOSSES

LOANS
The following table presents the distribution of Regions' loan portfolio by segment and class, net of unearned income:

	June 30, 2013	December 31, 2012
	(In millions, net of unearned income)
Commercial and industrial	$28,954	$26,674
Commercial real estate mortgage—owner-occupied	9,731	10,095
Commercial real estate construction—owner-occupied	345	302
Total commercial	39,030	37,071
Commercial investor real estate mortgage	5,806	6,808
Commercial investor real estate construction	1,208	914
Total investor real estate	7,014	7,722
Residential first mortgage	12,839	12,963
Home equity	11,410	11,800
Indirect	2,693	2,336
Consumer credit card	866	906
Other consumer	1,138	1,197
Total consumer	28,946	29,202
	$74,990	$73,995
During the three months ended June 30, 2013 and 2012, Regions purchased approximately $236 million and $233 million, respectively, in indirect loans from a third party. During the six months ended June 30, 2013 and 2012, the comparable loan purchase amounts were approximately $456 million and $407 million, respectively.
At June 30, 2013, $11.4 billion in loans held by Regions were pledged to secure borrowings from the FHLB. At June 30, 2013, an additional $26.4 billion of loans held by Regions were pledged to the Federal Reserve Bank.

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

ROLLFORWARD OF ALLOWANCE FOR CREDIT LOSSES
The following tables present analyses of the allowance for credit losses by portfolio segment for the three and six months ended June 30, 2013 and 2012. The total allowance for loan losses and the related loan portfolio ending balances as of June 30, 2013 and 2012 are disaggregated to detail the amounts derived through individual evaluation and collective evaluation for impairment. Prior to the second quarter of 2013, loans and their related allowance that were individually measured with a specific evaluation (i.e. those non-accrual commercial and investor real-estate loans equal to or greater than $2.5 million) were the only loans reported as individually evaluated in the tables below. Regions also individually evaluates all troubled debt restructurings (“TDRs”) for impairment, as described in Note 1 to the Annual Report on Form 10-K for the year ended December 31, 2012. Beginning in the second quarter of 2013, Regions revised its presentation in the tables below to reflect all non-accrual commercial and investor real-estate loans equal to or greater than $2.5 million and all TDRs as individually evaluated for impairment. The allowance for loan losses and the loan portfolio ending balances related to collectively evaluated loans include the remainder of the portfolio. Prior period amounts have been reclassified to conform to this presentation.

	Three Months Ended June 30, 2013
	Commercial	Investor Real Estate	Consumer	Total
	(In millions)
Allowance for loan losses, April 1, 2013	$782	$424	$543	$1,749
Provision (credit) for loan losses	40	(68)	59	31
Loan losses:
Charge-offs	(77)	(23)	(90)	(190)
Recoveries	19	9	18	46
Net loan losses	(58)	(14)	(72)	(144)
Allowance for loan losses, June 30, 2013	764	342	530	1,636
Reserve for unfunded credit commitments, April 1, 2013	$74	$10	$4	$88
Credit for unfunded credit losses	(14)	(1)	—	(15)
Reserve for unfunded credit commitments, June 30, 2013	60	9	4	73
Allowance for credit losses, June 30, 2013	$824	$351	$534	$1,709

	Three Months Ended June 30, 2012
	Commercial	Investor Real Estate	Consumer	Total
	(In millions)
Allowance for loan losses, April 1, 2012	$982	$898	$650	$2,530
Provision (credit) for loan losses	(16)	(80)	122	26
Loan losses:
Charge-offs	(107)	(62)	(146)	(315)
Recoveries	25	10	15	50
Net loan losses	(82)	(52)	(131)	(265)
Allowance for loan losses, June 30, 2012	884	766	641	2,291
Reserve for unfunded credit commitments, April 1, 2012	$44	$26	$21	$91
Provision (credit) for unfunded credit losses	17	—	(17)	—
Reserve for unfunded credit commitments, June 30, 2012	61	26	4	91
Allowance for credit losses, June 30, 2012	$945	$792	$645	$2,382

	Six Months Ended June 30, 2013
	Commercial	Investor Real Estate	Consumer	Total
	(In millions)
Allowance for loan losses, January 1, 2013	$847	$469	$603	$1,919
Provision (credit) for loan losses	57	(99)	83	41
Loan losses:
Charge-offs	(176)	(46)	(192)	(414)
Recoveries	36	18	36	90
Net loan losses	(140)	(28)	(156)	(324)
Allowance for loan losses, June 30, 2013	764	342	530	1,636
Reserve for unfunded credit commitments, January 1, 2013	69	10	4	83
Credit for unfunded credit losses	(9)	(1)	—	(10)
Reserve for unfunded credit commitments, June 30, 2013	60	9	4	73
Allowance for credit losses, June 30, 2013	$824	$351	$534	$1,709
Portion of ending allowance for loan losses:
Individually evaluated for impairment	$157	$154	$175	$486
Collectively evaluated for impairment	607	188	355	1,150
Total allowance for loan losses	$764	$342	$530	$1,636
Portion of loan portfolio ending balance:
Individually evaluated for impairment	$1,000	$1,044	$1,608	$3,652
Collectively evaluated for impairment	38,030	5,970	27,338	71,338
Total loans evaluated for impairment	$39,030	$7,014	$28,946	$74,990

	Six Months Ended June 30, 2012
	Commercial	Investor Real Estate	Consumer	Total
	(In millions)
Allowance for loan losses, January 1, 2012	$1,030	$991	$724	$2,745
Provision (credit) for loan losses	45	(90)	188	143
Loan losses:
Charge-offs	(232)	(157)	(302)	(691)
Recoveries	41	22	31	94
Net loan losses	(191)	(135)	(271)	(597)
Allowance for loan losses, June 30, 2012	884	766	641	2,291
Reserve for unfunded credit commitments, January 1, 2012	30	26	22	78
Provision (credit) for unfunded credit losses	31	—	(18)	13
Reserve for unfunded credit commitments, June 30, 2012	61	26	4	91
Allowance for credit losses, June 30, 2012	$945	$792	$645	$2,382
Portion of ending allowance for loan losses:
Individually evaluated for impairment*	$223	$380	$213	$816
Collectively evaluated for impairment*	661	386	428	1,475
Total allowance for loan losses	$884	$766	$641	$2,291
Portion of loan portfolio ending balance:
Individually evaluated for impairment*	$1,061	$1,600	$1,649	$4,310
Collectively evaluated for impairment*	35,816	7,847	28,229	71,892
Total loans evaluated for impairment	$36,877	$9,447	$29,878	$76,202
_________
*Prior period amounts have been reclassified to conform to the current period classification.
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
CREDIT QUALITY INDICATORS
The following tables present credit quality indicators for the loan portfolio segments and classes, excluding loans held for sale, as of June 30, 2013 and December 31, 2012. Commercial and investor real estate loan portfolio segments are detailed by categories related to underlying credit quality and probability of default. Regions assigns these categories at loan origination and reviews the relationship utilizing a risk-based approach on, at minimum, an annual basis or at any time management becomes aware of information affecting the borrowers' ability to fulfill their obligations. Both quantitative and qualitative factors are considered in this review process. These categories are utilized to develop the associated allowance for credit losses.

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

	June 30, 2013
	Pass	Special Mention	Substandard Accrual	Non-accrual	Total
	(In millions)
Commercial and industrial	$27,449	$562	$535	$408	$28,954
Commercial real estate mortgage—owner-occupied	8,796	201	336	398	9,731
Commercial real estate construction—owner-occupied	298	2	30	15	345
Total commercial	$36,543	$765	$901	$821	$39,030
Commercial investor real estate mortgage	$4,502	$315	$637	$352	$5,806
Commercial investor real estate construction	1,081	62	49	16	1,208
Total investor real estate	$5,583	$377	$686	$368	$7,014

			Accrual	Non-accrual	Total
			(In millions)
Residential first mortgage			$12,653	$186	$12,839
Home equity			11,280	130	11,410
Indirect			2,692	1	2,693
Consumer credit card			866	—	866
Other consumer			1,138	—	1,138
Total consumer			$28,629	$317	$28,946
					$74,990

	December 31, 2012
	Pass	Special Mention	Substandard Accrual	Non-accrual	Total
	(In millions)
Commercial and industrial	$25,225	$560	$480	$409	$26,674
Commercial real estate mortgage—owner-occupied	8,976	240	440	439	10,095
Commercial real estate construction—owner-occupied	278	3	7	14	302
Total commercial	$34,479	$803	$927	$862	$37,071
Commercial investor real estate mortgage	$5,089	$435	$827	$457	$6,808
Commercial investor real estate construction	733	98	63	20	914
Total investor real estate	$5,822	$533	$890	$477	$7,722

			Accrual	Non-accrual	Total
			(In millions)
Residential first mortgage			$12,749	$214	$12,963
Home equity			11,672	128	11,800
Indirect			2,336	—	2,336
Consumer credit card			906	—	906
Other consumer			1,197	—	1,197
Total consumer			$28,860	$342	$29,202
					$73,995

AGING ANALYSIS
The following tables include an aging analysis of days past due (DPD) for each portfolio segment and class as of June 30, 2013 and December 31, 2012:

	June 30, 2013
	Accrual Loans
	30-59 DPD	60-89 DPD	90+ DPD	Total 30+ DPD	Total Accrual	Non-accrual	Total
	(In millions)
Commercial and industrial	$26	$10	$8	$44	$28,546	$408	$28,954
Commercial real estate mortgage—owner-occupied	36	16	16	68	9,333	398	9,731
Commercial real estate construction—owner-occupied	1	—	—	1	330	15	345
Total commercial	63	26	24	113	38,209	821	39,030
Commercial investor real estate mortgage	41	19	24	84	5,454	352	5,806
Commercial investor real estate construction	2	1	—	3	1,192	16	1,208
Total investor real estate	43	20	24	87	6,646	368	7,014
Residential first mortgage	132	71	274	477	12,653	186	12,839
Home equity	91	42	75	208	11,280	130	11,410
Indirect	30	8	3	41	2,692	1	2,693
Consumer credit card	6	4	11	21	866	—	866
Other consumer	17	4	4	25	1,138	—	1,138
Total consumer	276	129	367	772	28,629	317	28,946
	$382	$175	$415	$972	$73,484	$1,506	$74,990

	December 31, 2012
	Accrual Loans
	30-59 DPD	60-89 DPD	90+ DPD	Total 30+ DPD	Total Accrual	Non-accrual	Total
	(In millions)
Commercial and industrial	$27	$23	$19	$69	$26,265	$409	$26,674
Commercial real estate mortgage—owner-occupied	49	28	6	83	9,656	439	10,095
Commercial real estate construction—owner-occupied	—	—	—	—	288	14	302
Total commercial	76	51	25	152	36,209	862	37,071
Commercial investor real estate mortgage	38	42	11	91	6,351	457	6,808
Commercial investor real estate construction	1	1	—	2	894	20	914
Total investor real estate	39	43	11	93	7,245	477	7,722
Residential first mortgage	149	86	307	542	12,749	214	12,963
Home equity	100	53	87	240	11,672	128	11,800
Indirect	31	9	3	43	2,336	—	2,336
Consumer credit card	7	7	14	28	906	—	906
Other consumer	19	5	3	27	1,197	—	1,197
Total consumer	306	160	414	880	28,860	342	29,202
	$421	$254	$450	$1,125	$72,314	$1,681	$73,995

IMPAIRED LOANS
The following tables present details related to the Company’s impaired loans as of June 30, 2013 and December 31, 2012. Loans deemed to be impaired include all non-accrual commercial and investor real estate loans (including those less than $2.5 million), excluding leases, and all troubled debt restructurings ("TDRs") (including accruing commercial, investor real estate, and consumer TDRs). Loans which have been fully charged-off do not appear in the tables below.

	Non-accrual Impaired Loans As of June 30, 2013
			Book Value(3)
	Unpaid Principal Balance(1)	Charge-offs and Payments Applied(2)	Total Impaired Loans on Non-accrual Status	Impaired Loans on Non-accrual Status with No Related Allowance	Impaired Loans on Non-accrual Status with Related Allowance	Related Allowance for Loan Losses	Coverage %(4)
	(Dollars in millions)
Commercial and industrial	$496	$97	$399	$133	$266	$91	37.9%
Commercial real estate mortgage—owner-occupied	451	53	398	48	350	117	37.7
Commercial real estate construction—owner-occupied	16	1	15	3	12	2	18.8
Total commercial	963	151	812	184	628	210	37.5
Commercial investor real estate mortgage	440	88	352	27	325	93	41.1
Commercial investor real estate construction	22	6	16	—	16	6	54.5
Total investor real estate	462	94	368	27	341	99	41.8
Residential first mortgage	137	47	90	—	90	11	42.3
Home equity	29	10	19	—	19	2	41.4
Total consumer	166	57	109	—	109	13	42.2
Total	$1,591	$302	$1,289	$211	$1,078	$322	39.2%

	Accruing Impaired Loans As of June 30, 2013
	Unpaid Principal Balance(1)	Charge-offs and Payments Applied(2)	Book Value(3)	Related Allowance for Loan Losses	Coverage %(4)
	(Dollars in millions)
Commercial and industrial	$260	$5	$255	$33	14.6%
Commercial real estate mortgage—owner-occupied	180	5	175	17	12.2
Commercial real estate construction—owner-occupied	26	—	26	4	15.4
Total commercial	466	10	456	54	13.7
Commercial investor real estate mortgage	671	12	659	73	12.7
Commercial investor real estate construction	100	1	99	12	13.0
Total investor real estate	771	13	758	85	12.7
Residential first mortgage	1,091	15	1,076	131	13.4
Home equity	393	5	388	30	8.9
Indirect	1	—	1	—	—
Consumer credit card	1	—	1	—	—
Other consumer	33	—	33	1	3.0
Total consumer	1,519	20	1,499	162	12.0
Total	$2,756	$43	$2,713	$301	12.5%

	Total Impaired Loans As of June 30, 2013
			Book Value(3)
	Unpaid Principal Balance(1)	Charge-offs and Payments Applied(2)	Total Impaired Loans	Impaired Loans with No Related Allowance	Impaired Loans with Related Allowance	Related Allowance for Loan Losses	Coverage %(4)
	(Dollars in millions)
Commercial and industrial	$756	$102	$654	$133	$521	$124	29.9%
Commercial real estate mortgage—owner- occupied	631	58	573	48	525	134	30.4
Commercial real estate construction—owner-occupied	42	1	41	3	38	6	16.7
Total commercial	1,429	161	1,268	184	1,084	264	29.7
Commercial investor real estate mortgage	1,111	100	1,011	27	984	166	23.9
Commercial investor real estate construction	122	7	115	—	115	18	20.5
Total investor real estate	1,233	107	1,126	27	1,099	184	23.6
Residential first mortgage	1,228	62	1,166	—	1,166	142	16.6
Home equity	422	15	407	—	407	32	11.1
Indirect	1	—	1	—	1	—	—
Consumer credit card	1	—	1	—	1	—	—
Other consumer	33	—	33	—	33	1	3.0
Total consumer	1,685	77	1,608	—	1,608	175	15.0
Total impaired loans	$4,347	$345	$4,002	$211	$3,791	$623	22.3%

_________

(1)	Unpaid principal balance represents the contractual obligation due from the customer and includes the net book value plus charge-offs and payments applied.

(2)	Charge-offs and payments applied represents cumulative partial charge-offs taken, as well as interest payments received that have been applied against the outstanding principal balance.

(3)	Book value represents the unpaid principal balance less charge-offs and payments applied; it is shown before any allowance for loan losses.

(4)	Coverage % represents charge-offs and payments applied plus the related allowance as a percent of the unpaid principal balance.

	Non-accrual Impaired Loans As of December 31, 2012
			Book Value(3)
	Unpaid Principal Balance(1)	Charge-offs and Payments Applied(2)	Total Impaired Loans on Non-accrual Status	Impaired Loans on Non-accrual Status with No Related Allowance	Impaired Loans on Non-accrual Status with Related Allowance	Related Allowance for Loan Losses	Coverage %(4)
	(Dollars in millions)
Commercial and industrial	$467	$62	$405	$63	$342	$128	40.7%
Commercial real estate mortgage—owner-occupied	503	64	439	44	395	148	42.1
Commercial real estate construction—owner-occupied	18	4	14	4	10	3	38.9
Total commercial	988	130	858	111	747	279	41.4
Commercial investor real estate mortgage	560	103	457	54	403	132	42.0
Commercial investor real estate construction	26	6	20	2	18	7	50.0
Total investor real estate	586	109	477	56	421	139	42.3
Residential first mortgage	152	55	97	—	97	13	44.7
Home equity	32	11	21	—	21	2	40.6
Total consumer	184	66	118	—	118	15	44.0
Total	$1,758	$305	$1,453	$167	$1,286	$433	42.0%

	Accruing Impaired Loans As of December 31, 2012
	Unpaid Principal Balance(1)	Charge-offs and Payments Applied(2)	Book Value(3)	Related Allowance for Loan Losses	Coverage %(4)
	(Dollars in millions)
Commercial and industrial	$299	$7	$292	$42	16.4%
Commercial real estate mortgage—owner-occupied	213	4	209	25	13.6
Commercial real estate construction—owner-occupied	1	—	1	—	—
Total commercial	513	11	502	67	15.2
Commercial investor real estate mortgage	782	10	772	97	13.7
Commercial investor real estate construction	107	—	107	16	15.0
Total investor real estate	889	10	879	113	13.8
Residential first mortgage	1,101	13	1,088	144	14.3
Home equity	411	5	406	36	10.0
Indirect	2	1	1	—	50.0
Other consumer	40	—	40	1	2.5
Total consumer	1,554	19	1,535	181	12.9
Total	$2,956	$40	$2,916	$361	13.6%

	Total Impaired Loans As of December 31, 2012
			Book Value(3)
	Unpaid Principal Balance(1)	Charge-offs and Payments Applied(2)	Total Impaired Loans	Impaired Loans with No Related Allowance	Impaired Loans with Related Allowance	Related Allowance for Loan Losses	Coverage %(4)
	(Dollars in millions)
Commercial and industrial	$766	$69	$697	$63	$634	$170	31.2%
Commercial real estate mortgage—owner- occupied	716	68	648	44	604	173	33.7
Commercial real estate construction—owner-occupied	19	4	15	4	11	3	36.8
Total commercial	1,501	141	1,360	111	1,249	346	32.4
Commercial investor real estate mortgage	1,342	113	1,229	54	1,175	229	25.5
Commercial investor real estate construction	133	6	127	2	125	23	21.8
Total investor real estate	1,475	119	1,356	56	1,300	252	25.2
Residential first mortgage	1,253	68	1,185	—	1,185	157	18.0
Home equity	443	16	427	—	427	38	12.2
Indirect	2	1	1	—	1	—	50.0
Other consumer	40	—	40	—	40	1	2.5
Total consumer	1,738	85	1,653	—	1,653	196	16.2
Total impaired loans	$4,714	$345	$4,369	$167	$4,202	$794	24.2%

_________

(1)	Unpaid principal balance represents the contractual obligation due from the customer and includes the net book value plus charge-offs and payments applied.

(2)	Charge-offs and payments applied represents cumulative partial charge-offs taken, as well as interest payments received that have been applied against the outstanding principal balance.

(3)	Book value represents the unpaid principal balance less charge-offs and payments applied; it is shown before any allowance for loan losses.

(4)	Coverage % represents charge-offs and payments applied plus the related allowance as a percent of the unpaid principal balance.

The following table presents the average balances of total impaired loans and interest income for the three and six months ended June 30, 2013 and 2012. Interest income recognized represents interest on accruing loans modified in a TDR. TDRs are considered impaired loans.

	Three Months Ended June 30				Six Months Ended June 30
	2013		2012		2013		2012
	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized
	(In millions)
Commercial and industrial	$631	$3	$669	$4	$655	$7	$699	$8
Commercial real estate mortgage—owner-occupied	609	2	756	2	622	5	771	5
Commercial real estate construction—owner-occupied	42	1	26	—	37	1	27	—
Total commercial	1,282	6	1,451	6	1,314	13	1,497	13
Commercial investor real estate mortgage	1,084	8	1,560	11	1,137	17	1,598	21
Commercial investor real estate construction	120	2	220	2	127	3	257	4
Total investor real estate	1,204	10	1,780	13	1,264	20	1,855	25
Residential first mortgage	1,177	9	1,147	9	1,183	19	1,139	19
Home equity	408	5	444	6	415	11	443	11
Indirect	1	—	2	—	2	—	2	—
Consumer credit card	1	—	—	—	1	—	—	—
Other consumer	34	1	49	2	35	1	51	2
Total consumer	1,621	15	1,642	17	1,636	31	1,635	32
Total impaired loans	$4,107	$31	$4,873	$36	$4,214	$64	$4,987	$70
In addition to the impaired loans detailed in the tables above, there were approximately $53 million in non-performing loans classified as held for sale at June 30, 2013, compared to $89 million at December 31, 2012. These loans are primarily investor real estate loans, where management does not have the intent to hold the loans for the foreseeable future. The loans are carried at an amount approximating a price which is expected to be recoverable through the loan sale market. During the three months ended June 30, 2013, approximately $38 million in non-performing loans were transferred to held for sale; this amount is net of charge-offs of $23 million recorded upon transfer. During the six months ended June 30, 2013, approximately $69 million in non-performing loans were transferred to held for sale; this amount is net of charge-offs of $41 million recorded upon transfer. During the three months ended June 30, 2012, approximately $77 million in non-performing loans were transferred to held for sale; this amount is net of charge-offs of $39 million recorded upon transfer. During the six months ended June 30, 2012, approximately $170 million in non-performing loans were transferred to held for sale; this amount is net of charge-offs of $92 million recorded upon transfer. At June 30, 2013 and December 31, 2012, non-accrual loans including loans held for sale totaled $1.6 billion and $1.8 billion, respectively.

TROUBLED DEBT RESTRUCTURINGS

The majority of Regions’ commercial and investor real estate TDRs are the result of renewals of classified loans at an interest rate that is not considered to be a market rate of interest. Consumer TDRs generally involve an interest rate concession. Accordingly, the financial impact of the modifications is best illustrated by the impact to the allowance calculation at the loan or pool level as a result of the loans being considered impaired due to their status as a TDR.

None of the modified consumer loans listed in the following TDR disclosures were collateral-dependent at the time of modification. At June 30, 2013, approximately $105 million in residential first mortgage TDRs were in excess of 180 days past due and were considered collateral-dependent. At June 30, 2013, approximately $10 million in home equity first lien TDRs were in excess of 180 days past due and $6 million in home equity second lien TDRs were in excess of 120 days past due, both of which were considered collateral-dependent.
Further discussion related to TDRs, including their impact on the allowance for loan losses, and designation of TDRs in periods subsequent to the modification is included in the Annual Report on Form 10-K for the year ended December 31, 2012.
The following tables present loans by portfolio segment and class modified in a TDR, and the financial impact of those modifications, for the periods presented. The tables include modifications made to new TDRs, as well as renewals of existing TDRs. The majority of TDRs reported are in the commercial and investor real estate portfolio segments. Total commercial and investor real estate loans reported as new TDRs totaled approximately $180 million and $401 million for the three months ended June 30, 2013 and 2012, respectively. Total commercial and investor real estate loans reported as new TDRs totaled approximately $388 million and $797 million for the six months ended June 30, 2013 and 2012, respectively.

	Three Months Ended June 30, 2013
			Financial Impact of Modifications Considered TDRs
	Number of Obligors	Recorded Investment	Increase in Allowance at Modification
		(Dollars in millions)
Commercial and industrial	112	$155	$—
Commercial real estate mortgage—owner-occupied	103	74	1
Commercial real estate construction—owner-occupied	2	1	1
Total commercial	217	230	2
Commercial investor real estate mortgage	112	191	—
Commercial investor real estate construction	21	16	2
Total investor real estate	133	207	2
Residential first mortgage	339	63	7
Home equity	121	9	1
Consumer credit card	41	1	—
Indirect and other consumer	78	1	—
Total consumer	579	74	8
	929	$511	$12

	Three Months Ended June 30, 2012
			Financial Impact of Modifications Considered TDRs
	Number of Obligors	Recorded Investment	Increase in Allowance at Modification
		(Dollars in millions)
Commercial and industrial	160	$185	$1
Commercial real estate mortgage—owner-occupied	91	94	1
Commercial real estate construction—owner-occupied	1	2	—
Total commercial	252	281	2
Commercial investor real estate mortgage	160	287	2
Commercial investor real estate construction	59	34	—
Total investor real estate	219	321	2
Residential first mortgage	416	92	12
Home equity	277	21	1
Indirect and other consumer	141	3	—
Total consumer	834	116	13
	1,305	$718	$17

	Six Months Ended June 30, 2013
			Financial Impact of Modifications Considered TDRs
	Number of Obligors	Recorded Investment	Increase in Allowance at Modification
		(Dollars in millions)
Commercial and industrial	226	$310	$1
Commercial real estate mortgage—owner-occupied	179	173	2
Commercial real estate construction—owner-occupied	3	27	1
Total commercial	408	510	4
Commercial investor real estate mortgage	223	396	1
Commercial investor real estate construction	43	52	2
Total investor real estate	266	448	3
Residential first mortgage	672	122	14
Home equity	279	19	2
Consumer credit card	145	2	—
Indirect and other consumer	158	2	—
Total consumer	1,254	145	16
	1,928	$1,103	$23

	Six Months Ended June 30, 2012
			Financial Impact of Modifications Considered TDRs
	Number of Obligors	Recorded Investment	Increase in Allowance at Modification
		(Dollars in millions)
Commercial and industrial	359	$336	$2
Commercial real estate mortgage—owner-occupied	236	210	2
Commercial real estate construction—owner-occupied	7	6	—
Total commercial	602	552	4
Commercial investor real estate mortgage	347	737	6
Commercial investor real estate construction	129	76	1
Total investor real estate	476	813	7
Residential first mortgage	768	159	20
Home equity	586	44	3
Indirect and other consumer	302	6	—
Total consumer	1,656	209	23
	2,734	$1,574	$34

As described previously, the consumer modifications granted by Regions are rate concessions, and not forgiveness of principal. The majority of the commercial and investor real estate modifications are renewals where there is no reduction in interest rate or forgiveness of principal. Accordingly, Regions most often does not record a charge-off at the modification date. A limited number of 2012 modifications included above were A/B note restructurings, where the B-note was charged off. There were no charge-offs recorded for any loans modified during the three or six months ended June 30, 2013.

Defaulted TDRs
The following table presents TDRs by portfolio segment and class which defaulted during the three and six months ended June 30, 2013 and 2012, and which were modified in the previous twelve months (i.e., the twelve months prior to the default). For purposes of this disclosure, default is defined as 90 days past due and still accruing for the consumer portfolio segment, and placement on non-accrual status for the commercial and investor real estate portfolio segments. Consideration of defaults in the calculation of the allowance for loan losses is described in detail in the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2012.

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
	(In millions)
Defaulted During the Period, Where Modified in a TDR Twelve Months Prior to Default
Commercial and industrial	$16	$23	$28	$59
Commercial real estate mortgage—owner-occupied	14	23	23	34
Commercial real estate construction—owner-occupied	—	—	—	1
Total commercial	30	46	51	94
Commercial investor real estate mortgage	15	51	55	111
Commercial investor real estate construction	4	12	5	19
Total investor real estate	19	63	60	130
Residential first mortgage	11	12	29	33
Home equity	1	6	3	12
Total consumer	12	18	32	45
	$61	$127	$143	$269

Commercial and investor real estate loans which were on non-accrual status at the time of the latest modification are not included in the default table above, as they are already considered to be in default at the time of the restructuring. At June 30, 2013, approximately $170 million of commercial and investor real estate loans modified in a TDR during the three months ended June 30, 2013 were on non-accrual status. Approximately 15.0 percent of this amount was 90 days past due.
At June 30, 2013, Regions had restructured binding unfunded commitments totaling $188 million where a concession was granted and the borrower was in financial difficulty.
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

The table below presents an analysis of mortgage servicing rights under the fair value measurement method:

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
	(In millions)
Carrying value, beginning of period	$236	$199	$191	$182
Additions	15	14	59	28
Increase (decrease) in fair value:
Due to change in valuation inputs or assumptions	35	(26)	45	(17)
Economic amortization associated with borrower repayments	(10)	(8)	(19)	(14)
Carrying value, end of period	$276	$179	$276	$179
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
Data and assumptions used in the fair value calculation, as well as the valuation’s sensitivity to rate fluctuations, related to mortgage servicing rights (excluding related derivative instruments) are as follows:

	June 30
	2013	2012
	(Dollars in millions)
Unpaid principal balance	$28,452	$26,066
Weighted-average prepayment speed (CPR; percentage)	9.4%	18.4%
Estimated impact on fair value of a 10% increase	$(12)	$(12)
Estimated impact on fair value of a 20% increase	$(22)	$(22)
Option-adjusted spread (basis points)	1,033	1,332
Estimated impact on fair value of a 10% increase	$(10)	$(6)
Estimated impact on fair value of a 20% increase	$(20)	$(12)
Weighted-average coupon interest rate	4.6%	5.1%
Weighted-average remaining maturity (months)	278	278
Weighted-average servicing fee (basis points)	27.7	28.5
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
The following table presents servicing related fees, which includes contractually specified servicing fees, late fees and other ancillary income resulting from the servicing of mortgage loans:

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
	(In millions)
Servicing related fees and other ancillary income	$23	$21	$42	$42
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

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
	(In millions)
Beginning balance	$40	$32	$40	$32
Additions	7	14	16	23
Losses	(7)	(9)	(16)	(18)
Ending balance	$40	$37	$40	$37
During the second quarters of 2013 and 2012, settled repurchase claims were related to one or more of the following alleged breaches: 1) underwriting guideline violations; 2) misrepresentation of income, assets or employment; or 3) property valuation not properly supported. These claims stem primarily from the 2006—2008 vintages.

NOTE 6. GOODWILL
Goodwill allocated to each reportable segment is presented as follows:

	June 30, 2013	December 31, 2012
	(In millions)
Business Services	$2,552	$2,552
Consumer Services	1,797	1,797
Wealth Management	467	467
	$4,816	$4,816
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

During the second quarter of 2013, Regions assessed the indicators of goodwill impairment for all three reporting units as of April 30, 2013, and through the date of the filing of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2013. The indicators assessed included:

•	Recent operating performance,

•	Changes in market capitalization,

•	Regulatory actions and assessments,

•	Changes in the business climate (including legislation, legal factors and competition),

•	Company-specific factors (including changes in key personnel, asset impairments, and business dispositions), and

•	Trends in the banking industry.
While the assessment of these indicators did not indicate impairment, Regions determined that quantitative testing of goodwill was required for all of Regions’ reporting units for the June 30, 2013 interim period due to the size of the shortfall between Regions’ market capitalization and book value. The results of the interim test indicated that goodwill was not impaired as of the test date.
A detailed description of the Company's methodology and valuation approaches used to determine the estimated fair value of each reporting unit is included in the consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2012.
Listed in the table below are assumptions used in estimating the fair value of each reporting unit for the June 30, 2013 interim period. The table includes the discount rates used in the income approach, the market multipliers used in the market approaches, and the public company method control premium applied to each reporting unit.

As of Second Quarter 2013	Business Services		Consumer Services		Wealth Management
Discount rate used in income approach	13%		12%		12%
Public company method market multiplier(1)	1.4	x	1.1	x	16.5	x
Transaction method market multiplier(2)	1.4	x	1.4	x	24.5	x
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

NOTE 7. SHORT-TERM BORROWINGS
OFFSETTING

Regions has certain securities sold under agreements to repurchase that are subject to enforceable master netting agreements which include full rights of setoff. The following table presents the Company's gross amounts for these financial instruments as of June 30, 2013 and December 31, 2012:

	Offsetting Financial Liabilities
	June 30, 2013	December 31, 2012
	(In millions)

Gross amounts recognized	$1,191	$—
Gross amounts offset in the consolidated balance sheets	—	—
Net amounts presented in the consolidated balance sheets	1,191	—
Gross amounts not offset in the consolidated balance sheets:
Financial instruments(1)	1,160	—
Cash collateral posted(2)	14	—
Net amounts	$17	$—
_________
(1) Includes the fair value of securities pledged by the Company to the counterparty. These securities are included in the consolidated balance sheets unless the Company defaults.
(2) The repurchase agreements are subject to the same master netting agreements as certain contracts treated as derivatives. The cash collateral reported here is the total amount of cash collateral posted under these master netting agreements, and is also included in the amounts offset within the derivatives offsetting disclosures in Note 12.

There were no securities sold under agreements to repurchase that were subject to enforceable master netting agreements at December 31, 2012.

Regions also has enforceable master netting agreements with certain derivative counterparties. Refer to Note 12 for additional information.

NOTE 8. STOCKHOLDERS’ EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

On November 1, 2012, Regions issued 20 million depositary shares each representing a 1/40th ownership interest in a share of the Company’s 6.375% Non-Cumulative Perpetual Preferred Stock, Series A, par value $1.00 per share (“Series A Preferred stock”), with a liquidation preference of $1,000 per share of Series A Preferred Stock (equivalent to $25 per depositary share). The issuance generated proceeds of approximately $486 million, net of issuance costs. The Board of Directors declared $8 million in cash dividends on this Series A Preferred Stock during each of the first and second quarters of 2013. Because the Company was in a retained deficit position, the preferred dividends are recorded as a reduction of preferred stock, including related surplus.
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
At December 31, 2012, Regions had 23 million common shares available for repurchase through open market transactions under an existing share repurchase authorization. On March 19, 2013, Regions' Board of Directors authorized a new $350 million common stock purchase plan, permitting repurchases from the beginning of the second quarter of 2013 through the end of the first quarter of 2014. The new plan replaces the prior share repurchase authorization. As of June 30, 2013, Regions had repurchased approximately 18 million shares of common stock at a total cost of approximately $173 million before commissions. The total cost paid to repurchase common shares includes the full amount paid as part of a contractual repurchase agreement, where only approximately 80% of the repurchased shares have been received. These shares were immediately retired upon repurchase and therefore are not included in treasury stock.
The Board of Directors declared a $0.03 per share cash dividend on common stock for the second quarter of 2013 and a $0.01 per share cash dividend for first quarter of 2013, totaling $0.04 per share cash dividend for the first six months of 2013. The Board of Directors declared a $0.01 per share cash dividend on common stock for each of the first and second quarters of 2012.
Activity within the balances in accumulated other comprehensive income (loss) is shown in the following tables for the three and six months ended June 30, 2013 and 2012.

	Three Months Ended June 30, 2013
	Unrealized losses on securities transferred to held to maturity	Unrealized gains (losses) on securities available for sale	Unrealized gains (losses) on derivative instruments designated as cash flow hedges	Defined benefit pension plans and other post employment benefits	Accumulated other comprehensive income (loss), net of tax
	(In millions)
Beginning of period	$—	$358	$85	$(455)	$(12)
Net change	(68)	(358)	(50)	10	(466)
End of period	$(68)	$—	$35	$(445)	$(478)

	Three Months Ended June 30, 2012
	Unrealized gains on securities available for sale	Unrealized gains on derivative instruments designated as cash flow hedges	Defined benefit pension plans and other post employment benefits	Accumulated other comprehensive income (loss), net of tax
	(In millions)
Beginning of period	$316	$84	$(460)	$(60)
Net change	78	26	10	114
End of period	$394	$110	$(450)	$54

	Six Months Ended June 30, 2013
	Unrealized losses on securities transferred to held to maturity	Unrealized gains (losses) on securities available for sale	Unrealized gains (losses) on derivative instruments designated as cash flow hedges	Defined benefit pension plans and other post employment benefits	Accumulated other comprehensive income (loss), net of tax
	(In millions)
Beginning of period	$—	$436	$93	$(464)	$65
Net change	(68)	(436)	(58)	19	(543)
End of period	$(68)	$—	$35	$(445)	$(478)

	Six Months Ended June 30, 2012
	Unrealized gains on securities available for sale	Unrealized gains on derivative instruments designated as cash flow hedges	Defined benefit pension plans and other post employment benefits	Accumulated other comprehensive income (loss), net of tax
	(In millions)
Beginning of period	$322	$84	$(475)	$(69)
Net change	72	26	25	123
End of period	$394	$110	$(450)	$54

The following table presents amounts reclassified out of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2013:

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)(1)	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)(1)	Affected Line Item in the Consolidated Statements of Income
	(In millions)
Unrealized gains and losses on available-for-sale securities:
	$8	$23	Securities gains, net
	(3)	(8)	Tax (expense) or benefit
	$5	$15	Net of tax

Gains and losses on cash flow hedges:
Interest rate contracts	$17	$32	Net interest income
	(6)	(12)	Tax (expense) or benefit
	$11	$20	Net of tax

Amortization of defined benefit pension items:
Prior-service cost	$—	$—	(2)
Actuarial gains/(losses)	(17)	(33)	(2)
	(17)	(33)	Total before tax
	6	12	Tax (expense) or benefit
	$(11)	$(21)	Net of tax

Total reclassifications for the period	$5	$14	Net of tax
_________
(1) Amounts in parentheses indicate reductions to net income.
(2) These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension cost and are included in salaries and employee benefits on the consolidated statements of income (see Note 11 for additional details).

NOTE 9. EARNINGS (LOSS) PER COMMON SHARE
The following table sets forth the computation of basic earnings (loss) per common share and diluted earnings (loss) per common share:

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
	(In millions, except per share amounts)
Numerator:
Income from continuing operations	$268	$351	$601	$590
Preferred stock dividends and accretion	(8)	(71)	(16)	(125)
Income from continuing operations available to common shareholders	260	280	585	465
Income (loss) from discontinued operations, net of tax	(1)	4	1	(36)
Net income available to common shareholders	$259	$284	$586	$429
Denominator:
Weighted-average common shares outstanding—basic	1,401	1,414	1,407	1,348
Potential common shares	17	4	14	2
Weighted-average common shares outstanding—diluted	1,418	1,418	1,421	1,350
Earnings per common share from continuing operations(1):
Basic	$0.19	$0.20	$0.42	$0.34
Diluted	0.18	0.20	0.41	0.34
Earnings (loss) per common share from discontinued operations(1):
Basic	(0.00)	0.00	0.00	(0.03)
Diluted	(0.00)	0.00	0.00	(0.03)
Earnings per common share(1) :
Basic	0.18	0.20	0.42	0.32
Diluted	0.18	0.20	0.41	0.32
________

(1)	Certain per share amounts may not appear to reconcile due to rounding.
For earnings (loss) per common share from discontinued operations, basic and diluted weighted-average common shares outstanding are the same for the three months ended June 30, 2013 and six months ended June 30, 2012 due to the net loss.
The effect from the assumed exercise of 24 million and 25 million stock options for the three and six months ended June 30, 2013, respectively, was not included in the above computations of diluted earnings per common share because such amounts would have had an antidilutive effect on earnings per common share. The effect from the assumed exercise of 39 million stock options for both the three and six months ended June 30, 2012 was not included in the above computations of diluted earnings per share because such amounts would have had an antidilutive effect on earnings per share.

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

On May 13, 2010, the shareholders of the Company approved the Regions Financial Corporation 2010 Long-Term Incentive Plan (“2010 LTIP”), which permits the Company to grant to employees and directors various forms of incentive compensation. These forms of incentive compensation are similar to the types of compensation approved in prior plans. The 2010 LTIP authorizes 100 million common share equivalents available for grant, where grants of options count as one share equivalent and grants of full value awards (e.g., shares of restricted stock, restricted stock units and performance stock units) count as 2.25 share equivalents. Unless otherwise determined by the Compensation Committee of the Board of Directors, grants of restricted stock, restricted stock units, and performance stock units accrue dividends as they are declared by the Board of Directors, and the dividends are paid upon vesting of the award. The 2010 LTIP closed all prior long-term incentive plans to new grants, and, accordingly, prospective grants must be made under the 2010 LTIP or a successor plan. All existing grants under prior long-term incentive plans were unaffected by adoption of the 2010 LTIP. The number of remaining share equivalents available for future issuance under the 2010 LTIP was approximately 52 million at June 30, 2013.
STOCK OPTIONS
No stock option grants were made during the first six months of 2013 or 2012. The following table summarizes the activity related to stock options during the first six months of 2013 and 2012:

	Six Months Ended June 30
	2013		2012
	Number of Options	Weighted-Average Exercise Price	Number of Options	Weighted-Average Exercise Price
Outstanding at beginning of period	38,258,204	$23.09	46,351,349	$23.62
Granted	—	—	—	—
Exercised	(222,872)	6.69	(200,092)	3.29
Canceled/Forfeited	(3,603,567)	25.82	(4,587,318)	24.90
Outstanding at end of period	34,431,765	$22.91	41,563,939	$23.57
Exercisable at end of period	33,916,703	$23.16	38,447,853	$24.93
RESTRICTED STOCK AWARDS AND PERFORMANCE STOCK AWARDS
During the first six months of 2013 and 2012, Regions made restricted stock grants that vest upon service conditions and restricted stock unit and performance stock unit grants that vest based upon service conditions and performance conditions. Dividend payments during the vesting period are deferred to the end of the vesting term. The fair value of these restricted shares, restricted stock units and performance stock units was estimated based upon the fair value of the underlying shares on the date of the grant. The valuation was not adjusted for the deferral of dividends.
The following table summarizes the activity related to restricted and performance stock awards and units:

	Six Months Ended June 30
	2013		2012
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested at beginning of period	11,945,179	$6.15	6,280,360	$7.60
Granted	6,327,865	8.04	8,416,325	5.86
Vested	(1,409,037)	6.83	(1,508,397)	4.59
Forfeited	(315,627)	6.12	(528,514)	3.20
Non-vested at end of period	16,548,380	$6.82	12,659,774	$6.99

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

Net periodic pension cost, which is recorded in salaries and benefits on the consolidated statements of income, included the following components:

	Qualified Plan		Non-qualified Plans		Total
	Three Months Ended June 30
	2013	2012	2013	2012	2013	2012
	(In millions)
Service cost	$9	$11	$1	$—	$10	$11
Interest cost	21	20	1	2	22	22
Expected return on plan assets	(33)	(28)	—	—	(33)	(28)
Amortization of actuarial loss	16	18	1	—	17	18
Amortization of prior service cost	—	—	—	—	—	—
Net periodic pension cost	$13	$21	$3	$2	$16	$23

	Qualified Plan		Non-qualified Plans		Total
	Six Months Ended June 30
	2013	2012	2013	2012	2013	2012
	(In millions)
Service cost	$19	$21	$2	$1	$21	$22
Interest cost	42	41	2	3	44	44
Expected return on plan assets	(66)	(57)	—	—	(66)	(57)
Amortization of actuarial loss	32	35	1	—	33	35
Amortization of prior service cost	—	—	—	1	—	1
Net periodic pension cost	$27	$40	$5	$5	$32	$45

Regions' policy for funding the qualified pension plan is to contribute annually at least the minimum amount required by Internal Revenue Service funding standards. During the first six months of 2013, Regions has made no contribution for the 2013 plan year.

Regions also provides other postretirement benefits such as defined benefit health care plans and life insurance plans that cover certain retired employees. There was no material impact from other postretirement benefits on the consolidated financial statements for the six month periods ended June 30, 2013 or 2012.

NOTE 12. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
The following tables present the notional amount and estimated fair value of derivative instruments on a gross basis as of June 30, 2013 and December 31, 2012:

	June 30, 2013			December 31, 2012
	Notional Amount	Estimated Fair Value		Notional Amount	Estimated Fair Value
		Gain(1)	Loss(1)		Gain(1)	Loss(1)
	(In millions)
Derivatives in fair value hedging relationships:
Interest rate swaps	$4,072	$62	$34	$5,388	$101	$1
Derivatives in cash flow hedging relationships:
Interest rate swaps	5,025	5	73	1,000	2	—
Total derivatives designated as hedging instruments	$9,097	$67	$107	$6,388	$103	$1
Derivatives not designated as hedging instruments:
Interest rate swaps	$46,170	$1,243	$1,297	$46,054	$1,746	$1,775
Interest rate options	3,212	10	7	3,274	25	4
Interest rate futures and forward commitments	29,071	47	8	43,908	10	13
Other contracts	2,232	50	48	2,213	31	32
Total derivatives not designated as hedging instruments	$80,685	$1,350	$1,360	$95,449	$1,812	$1,824
Total derivatives	$89,782	$1,417	$1,467	$101,837	$1,915	$1,825
_________

(1)	Derivatives in a gain position are recorded as other assets and derivatives in a loss position are recorded as other liabilities on the consolidated balance sheets.
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
Regions issues long-term fixed-rate debt for various funding needs. Regions may enter into receive LIBOR/pay fixed forward starting swaps to hedge risks of changes in the projected quarterly interest payments attributable to changes in the benchmark interest rate ("LIBOR") during the time leading up to the probable issuance date of the new long-term fixed-rate debt.
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
Regions recognized an unrealized after-tax gain of $77 million and $110 million in accumulated other comprehensive income (loss) at June 30, 2013 and 2012, respectively, related to terminated cash flow hedges of loan and debt instruments which will be amortized into earnings in conjunction with the recognition of interest payments through 2017. Regions recognized pre-tax income of $12 million and $3 million during the three months ended June 30, 2013 and 2012, respectively and pre-tax income of $24 million and a pre-tax loss of $1 million during the six months ended June 30, 2013 and 2012, respectively related to the amortization of cash flow hedges of loan and debt instruments.
Regions expects to reclassify out of accumulated other comprehensive income (loss) and into earnings approximately $94 million in pre-tax income due to the receipt or payment of interest payments on all cash flow hedges within the next twelve months. Included in this amount is $47 million in pre-tax net gains related to the amortization of discontinued cash flow hedges. The maximum length of time over which Regions is hedging its exposure to the variability in future cash flows for forecasted transactions is approximately six years as of June 30, 2013.

The following tables present the effect of derivative instruments on the consolidated statements of income:

	Gain or (Loss) Recognized in Income on Derivatives		Location of Amounts Recognized in Income on Derivatives and Related Hedged Item	Gain or (Loss) Recognized in Income on Related Hedged Item
	Three Months Ended June 30			Three Months Ended June 30
	2013	2012		2013	2012
	(In millions)			(In millions)
Fair Value Hedges:
Interest rate swaps on:
Debt/CDs	$13	$27	Interest expense	$2	$3
Debt/CDs	(51)	(5)	Other non-interest expense	43	6
Securities available for sale	(1)	—	Interest expense	—	—
Securities available for sale	14	—	Other non-interest expense	(14)	—
Total	$(25)	$22		$31	$9

	Effective Portion(3)
	Gain or (Loss) Recognized in AOCI(1)		Location of Amounts Reclassified from AOCI into Income	(Gain) or Loss Reclassified from AOCI into Income(2)
	Three Months Ended June 30			Three Months Ended June 30
	2013	2012		2013	2012
	(In millions)			(In millions)
Cash Flow Hedges:
Interest rate swaps	$(53)	$25	Interest income on loans	$21	$21
Forward starting swaps	3	2	Interest expense on debt	(4)	(4)
Total	$(50)	$27		$17	$17

	Gain or (Loss) Recognized in Income on Derivatives		Location of Amounts Recognized in Income on Derivatives and Related Hedged Item	Gain or (Loss) Recognized in Income on Related Hedged Item
	Six Months Ended June 30			Six Months Ended June 30
	2013	2012		2013	2012
	(In millions)			(In millions)
Fair Value Hedges:
Interest rate swaps on:
Debt/CDs	$36	$58	Interest expense	$5	$6
Debt/CDs	(72)	(21)	Other non-interest expense	64	18
Securities available for sale	(1)	—	Interest expense	—	—
Securities available for sale	14	—	Other non-interest expense	(15)	—
Total	$(23)	$37		$54	$24

	Effective Portion(3)
	Gain or (Loss) Recognized in AOCI(1)		Location of Amounts Reclassified from AOCI into Income	(Gain) or Loss Reclassified from AOCI into Income(2)
	Six Months Ended June 30			Six Months Ended June 30
	2013	2012		2013	2012
	(In millions)			(In millions)
Cash Flow Hedges:
Interest rate swaps	$(63)	$22	Interest income on loans	$40	$41
Forward starting swaps	5	4	Interest expense on debt	(8)	(7)
Total	$(58)	$26		$32	$34
____
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
Regions enters into interest rate lock commitments, which are commitments to originate mortgage loans whereby the interest rate on the loan is determined prior to funding and the customers have locked into that interest rate. At June 30, 2013 and December 31, 2012, Regions had $583 million and $775 million, respectively, in total notional amount of interest rate lock commitments. Regions manages market risk on interest rate lock commitments and mortgage loans held for sale with corresponding forward sale commitments, which are recorded at fair value with changes in fair value recorded in mortgage income. At June 30, 2013 and December 31, 2012, Regions had $1.2 billion and $1.9 billion, respectively, in total notional amount related to these forward sale commitments.
Regions has elected to account for mortgage servicing rights at fair market value with any changes to fair value being recorded within mortgage income. Concurrent with the election to use the fair value measurement method, Regions began using various derivative instruments, in the form of forward rate commitments, futures contracts, swaps and swaptions to mitigate the consolidated statement of income effect of changes in the fair value of its mortgage servicing rights. As of June 30, 2013 and December 31, 2012, the total notional amount related to these contracts was $3.5 billion and $4.7 billion, respectively.
The following table presents the location and amount of gain or (loss) recognized in income on derivatives not designated as hedging instruments in the consolidated statements of income for the three and six months ended June 30, 2013 and 2012, respectively:

	Three Months Ended June 30		Six Months Ended June 30
Derivatives Not Designated as Hedging Instruments	2013	2012	2013	2012
	(In millions)
Investment fee income:
Interest rate swaps	$11	$7	$22	$11
Interest rate options	—	(1)	2	(1)
Interest rate futures and forward commitments	1	(1)	1	(1)
Other contracts	5	2	9	5
Total investment fee income	17	7	34	14
Mortgage income:
Interest rate swaps	(22)	22	(27)	19
Interest rate options	(15)	12	(19)	17
Interest rate futures and forward commitments	35	(3)	31	13
Total mortgage income	(2)	31	(15)	49
	$15	$38	$19	$63
Credit risk, defined as all positive exposures not collateralized with cash or other assets, at June 30, 2013 and December 31, 2012, totaled approximately $469 million and $713 million, respectively. This amount represents the net credit risk on all trading and other derivative positions held by Regions.

CREDIT DERIVATIVES
Regions has both bought and sold credit protection in the form of participations on interest rate swaps (swap participations). These swap participations, which meet the definition of credit derivatives, were entered into in the ordinary course of business to serve the credit needs of customers. Credit derivatives, whereby Regions has purchased credit protection, entitle Regions to receive a payment from the counterparty when the customer fails to make payment on any amounts due to Regions upon early termination of the swap transaction and have maturities between 2013 and 2018. Credit derivatives whereby Regions has sold credit protection have maturities between 2013 and 2020. For contracts where Regions sold credit protection, Regions would be required to make payment to the counterparty when the customer fails to make payment on any amounts due to the counterparty upon early termination of the swap transaction. Regions bases the current status of the prepayment/performance risk on bought and sold credit derivatives on recently issued internal risk ratings consistent with the risk management practices of unfunded commitments.
Regions’ maximum potential amount of future payments under these contracts as of June 30, 2013 was approximately $38 million. This scenario would only occur if variable interest rates were at zero percent and all counterparties defaulted with zero recovery. The fair value of sold protection at June 30, 2013 and 2012 was immaterial. In transactions where Regions has sold credit protection, recourse to collateral associated with the original swap transaction is available to offset some or all of Regions’ obligation.
CONTINGENT FEATURES
Certain of Regions’ derivative instrument contracts with broker-dealers contain provisions allowing those broker-dealers to terminate the contracts in the event that Regions’ and/or Regions Bank’s credit ratings falls below specified ratings from certain major credit rating agencies. During the fourth quarter of 2010, Regions and Regions Bank experienced ratings downgrades from major credit rating agencies such that certain ratings for Regions and Regions Bank were below investment grade. As a result of these ratings downgrades, certain of Regions Bank's broker-dealer counterparties could have terminated these contracts at their discretion. In lieu of terminating these contracts, Regions Bank and certain of its broker-dealer counterparties amended the contracts such that Regions Bank was required to post additional collateral in the cumulative amount of $195 million as of December 31, 2010. As of June 30, 2013, the additional collateral posted was $62 million. During 2012, both Moody’s Investor Service ("Moody's) and Standard and Poor's ("S&P") upgraded certain credit ratings for both Regions and Regions Bank. Beginning in 2013, as a result of the ratings upgrades that occurred during 2012, some of this additional collateral has begun to be returned to Regions.

Some of these contracts with broker-dealers still contain credit-related termination provisions and/or credit-related provisions regarding the posting of collateral. At June 30, 2013, the net fair value of such contracts containing credit-related termination provisions that were in a liability position was $325 million, for which Regions had posted collateral of $363 million. At June 30, 2013, the net fair value of contracts that do not contain credit-related termination provisions that were in a liability position was $224 million, for which Regions had posted collateral of $255 million. Other derivative contracts with broker-dealers do not contain any credit-related provisions. These counterparties require complete overnight collateralization.
The aggregate fair value of all derivative instruments with any credit-risk-related contingent features that were in a liability position on June 30, 2013 and December 31, 2012, was $402 million and $499 million, respectively, for which Regions had posted collateral of $440 million and $641 million, respectively, in the normal course of business.
OFFSETTING
Regions engages in derivatives transactions with dealers and customers. These derivatives transactions are subject to enforceable master netting agreements, which include a right of setoff by the non-defaulting or non-affected party upon early termination of the derivatives transaction. The following table presents the Company's gross derivative positions, including collateral posted or received, as of June 30, 2013 and December 31, 2012:

	Offsetting Derivative Assets		Offsetting Derivative Liabilities
	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
	(In millions)

Gross amounts recognized	$1,423	$1,910	$1,450	$1,797
Gross amounts offset in the consolidated balance sheets(1)	889	1,095	1,392	1,095
Net amounts presented in the consolidated balance sheets	534	815	58	702
Gross amounts not offset in the consolidated balance sheets:
Financial instruments	11	11	—	—
Cash collateral received/posted(1)	—	88	—	678
Net amounts	$523	$716	$58	$24
_________
(1) Cash collateral totals are for netting counterparties only. In 2013, Regions began netting cash collateral received and posted against the net derivative asset or liability. At June 30, 2013, gross amounts of derivative assets and liabilities offset in the consolidated balance sheets presented above include cash collateral received of $60 million and cash collateral posted of $563 million, respectively. The cash collateral posted does not include the additional collateral posted in the form of an independent amount of $62 million. At December 31, 2012, cash collateral received and posted was not offset in the consolidated balance sheets. At December 31, 2012, the gross amounts of derivative assets and liabilities not offset in the consolidated balance sheets presented above include cash collateral received of $55 million and cash collateral posted of $827 million, respectively. The cash collateral posted includes the additional collateral posted in the form of an independent amount of $185 million.

Reconciling differences exist between the gross amounts of derivative assets and liabilities recognized in the offsetting table above and the gross amounts of derivative assets and liabilities recognized in the fair value table in Note 13. Items such as certain accrued interest are included in the offsetting amounts but not in the fair value table, and credit valuation adjustments are included in the fair value table but not in the offsetting table. Regions also has enforceable master netting agreements associated with certain securities sold under agreements to repurchase. Refer to Note 7 for additional information regarding the offsetting of those financial instruments.

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

See Note 1 “Summary of Significant Accounting Policies” to the consolidated financial statements of the 2012 Annual Report on Form 10-K for a description of valuation methodologies for assets and liabilities measured at fair value on a recurring and non-recurring basis. Regions rarely transfers assets and liabilities measured at fair value between Level 1 and Level 2 measurements. There were no such transfers during the six month periods ended June 30, 2013 and 2012. Trading account securities and securities available for sale may be periodically transferred to or from Level 3 valuation based on management’s conclusion regarding the best method of pricing for an individual security. Such transfers are accounted for as if they occur at the beginning of a reporting period.

The following tables present assets and liabilities measured at estimated fair value on a recurring basis and non-recurring basis as of June 30, 2013 and December 31, 2012:

	June 30, 2013				December 31, 2012
	Level 1	Level 2	Level 3	Total Estimated Fair Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Recurring fair value measurements
Trading account securities	$102	$—	$—	$102	$116	$—	$—	$116
Securities available for sale:
U.S. Treasury securities	$52	$—	$—	$52	$52	$—	$—	$52
Federal agency securities	—	118	—	118	—	553	—	553
Obligations of states and political subdivisions	—	7	—	7	—	9	—	9
Mortgage-backed securities:
Residential agency	—	16,419	—	16,419	—	21,277	—	21,277
Residential non-agency	—	—	11	11	—	—	13	13
Commercial agency	—	749	—	749	—	725	—	725
Commercial non-agency	—	1,110	—	1,110	—	1,098	—	1,098
Other debt securities	—	2,808	2	2,810	—	2,833	2	2,835
Equity securities(1)	118	—	—	118	125	—	—	125
Total securities available for sale	$170	$21,211	$13	$21,394	$177	$26,495	$15	$26,687
Mortgage loans held for sale	$—	$752	$—	$752	$—	$1,282	$—	$1,282
Mortgage servicing rights	$—	$—	$276	$276	$—	$—	$191	$191
Derivative assets:
Interest rate swaps	$—	$1,310	$—	$1,310	$—	$1,849	$—	$1,849
Interest rate options	—	4	6	10	—	3	22	25
Interest rate futures and forward commitments	—	47	—	47	—	10	—	10
Other contracts	—	50	—	50	—	31	—	31
Total derivative assets	$—	$1,411	$6	$1,417	$—	$1,893	$22	$1,915
Derivative liabilities:
Interest rate swaps	$—	$1,404	$—	$1,404	$—	$1,776	$—	$1,776
Interest rate options	—	3	4	7	—	4	—	4
Interest rate futures and forward commitments	—	8	—	8	—	13	—	13
Other contracts	—	48	—	48	—	32	—	32
Total derivative liabilities	$—	$1,463	$4	$1,467	$—	$1,825	$—	$1,825
Nonrecurring fair value measurements
Loans held for sale	$—	$—	$57	$57	$—	$—	$51	$51
Foreclosed property and other real estate	—	60	23	83	—	41	40	81
_________
(1) Excludes Federal Reserve Bank and Federal Home Loan Bank Stock totaling $495 million and $112 million at June 30, 2013 and $484 million and $73 million at December 31, 2012, respectively.

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

The following tables illustrate a rollforward for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2013 and 2012, respectively. The tables do not reflect the change in fair value attributable to any related economic hedges the Company used to mitigate the interest rate risk associated with these assets and liabilities. The net changes in realized gains (losses) included in earnings related to Level 3 assets and liabilities held at June 30, 2013 and 2012 are not material.

	Three Months Ended June 30, 2013
		Total Realized / Unrealized Gains or Losses
	Opening Balance April 1, 2013	Included in Earnings		Included in Other Compre- hensive Income (Loss)	Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3	Closing Balance June 30, 2013
	(In millions)
Level 3 Instruments Only
Securities available for sale:
Residential non-agency MBS	$12	—		—	—	—	—	(1)	—	—	$11
Other debt securities	2	—		—	—	—	—	—	—	—	2
Total securities available for sale	$14	—		—	—	—	—	(1)	—	—	$13
Mortgage servicing rights	$236	25	(a)	—	15	—	—	—	—	—	$276
Total interest rate options derivatives, net	$18	8	(a)	—	—	—	—	(24)	—	—	$2
_________

(a)	Included in mortgage income.

	Three Months Ended June 30, 2012
			Total Realized / Unrealized Gains or Losses
	Opening Balance April 1, 2012	Disposition of Morgan Keegan	Included in Earnings		Included in Other Compre- hensive Income (Loss)	Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3	Closing Balance June 30, 2012
	(In millions)
Level 3 Instruments Only
Trading account assets:
Obligations of states and political subdivisions	$124	(124)	—		—	—	—	—	—	—	—	$—
Commercial agency MBS	104	(104)	—		—	—	—	—	—	—	—	—
Other securities	13	(13)	—		—	—	—	—	—	—	—	—
Total trading account assets (b)	$241	(241)	—		—	—	—	—	—	—	—	$—
Securities available for sale:
Obligations of states and political subdivisions	$16	—	—		—	—	(16)	—	—	—	—	$—
Residential non-agency MBS	15	—	—		—	—	—	—	(1)	—	—	14
Other debt securities	3	—	—		—	—	—	—	—	—	(1)	2
Total securities available for sale	$34	—	—		—	—	(16)	—	(1)	—	(1)	$16
Mortgage servicing rights	$199	—	(34)	(a)	—	14	—	—	—	—	—	$179
Trading account liabilities:
Mortgage-backed securities:
Commercial agency	$42	(42)	—		—	—	—	—	—	—	—	$—
Other securities	10	(10)	—		—	—	—	—	—	—	—	—
Total trading account liabilities (b)	$52	(52)	—		—	—	—	—	—	—	—	$—
Total interest rate options derivatives, net	$18	—	70	(a)	—	—	—	—	(58)	—	—	$30
_________
(a) Included in mortgage income.
(b) All amounts related to trading account assets and trading liabilities are related to Morgan Keegan (see Note 2 for discussion of sale of Morgan Keegan).

	Six Months Ended June 30, 2013

	Opening Balance January 1, 2013	Total Realized / Unrealized Gains or Losses			Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3	Closing Balance June 30, 2013
		Included in Earnings		Included in Other Compre- hensive Income (Loss)
	(In millions)
Level 3 Instruments Only
Securities available for sale:
Residential non-agency MBS	$13	—		—	—	—	—	(2)	—	—	$11
Other debt securities	2	—		—	—	—	—	—	—	—	2
Total securities available for sale	$15	—		—	—	—	—	(2)	—	—	$13
Mortgage servicing rights	$191	26	(a)	—	59	—	—	—	—	—	$276
Total interest rate options derivatives, net	$22	41	(a)	—	—	—	—	(61)	—	—	$2
_________

(a)	Included in mortgage income.

	Six Months Ended June 30, 2012

		Total Realized / Unrealized Gains or Losses
	Opening Balance January 1, 2012	Included in Earnings		Included in Other Compre- hensive Income (Loss)	Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3	Disposition of Morgan Keegan	Closing Balance June 30, 2012
	(In millions)
Level 3 Instruments Only
Trading account assets (c):
Obligations of states and political subdivisions	$139	(3)		—	4	—	—	(16)	—	—	(124)	$—
Commercial agency MBS	51	2		—	368	—	—	(317)	—	—	(104)	—
Other securities	1	4		—	2,248	—	—	(2,240)	—	—	(13)	—
Total trading account assets (d)	$191	3	(a)	—	2,620	—	—	(2,573)	—	—	(241)	$—
Securities available for sale:
Obligations of states and political subdivisions	$20	—		(2)	—	(16)	—	(2)	—	—	—	$—
Residential non-agency MBS	16	—		—	—	—	—	(2)	—	—	—	14
Other debt securities	—	—		—	—	—	—	—	3	(1)	—	2
Total securities available for sale	$36	—		(2)	—	(16)	—	(4)	3	(1)	—	$16
Mortgage servicing rights	$182	(31)	(b)	—	28	—	—	—	—	—	—	$179
Trading account liabilities (c):
Mortgage-backed securities:
Commercial agency	$5	—		—	37	—	—	—	—	—	(42)	$—
Other securities	2	—		—	12	—	—	(4)	—	—	(10)	—
Total trading account liabilities (d)	$7	—		—	49	—	—	(4)	—	—	(52)	$—
Total interest rate options derivatives, net	$13	111	(b)	—	—	—	—	(94)	—	—	—	$30
_________

(a)	Included in discontinued operations, on a net basis.

(b)	Included in mortgage income.

(c)	Income from trading account assets primarily represents gains/(losses) on disposition, which inherently includes commissions on security transactions during the period.

(d)	All amounts related to trading account assets and trading account liabilities are related to Morgan Keegan (see Note 2 for discussion of sale of Morgan Keegan).

The following table presents the fair value adjustments related to non-recurring fair value measurements:

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
	(In millions)
Loans held for sale	$(23)	$(45)	$(42)	$(101)
Foreclosed property and other real estate	(8)	(19)	(19)	(38)

The following tables present detailed information regarding assets and liabilities measured at fair value using significant unobservable inputs (Level 3) as of June 30, 2013 and December 31, 2012. The tables include the valuation techniques and the significant unobservable inputs utilized. The range of each significant unobservable input as well as the weighted average within the range utilized at June 30, 2013 and December 31, 2012 are included. Following the tables are a description of the valuation technique and the sensitivity of the technique to changes in the significant unobservable input.

	June 30, 2013
	Level 3 Estimated Fair Value at June 30, 2013	Valuation Technique	Unobservable Input(s)	Quantitative Range of Unobservable Inputs and (Weighted-Average)
	(Dollars in millions)
Recurring fair value measurements:
Securities available for sale:
Mortgage-backed securities:
Residential non-agency	$11	Discounted cash flow	Spread to LIBOR	5.3% -69.8% (16.4%)
			Weighted-average prepayment speed (CPR; percentage)	0.0% -36.0% (11.4%)
			Probability of default	0.2%-1.2% (1.1%)
			Loss severity	37.6% -100.0% (46.7%)
Other debt securities	$2	Market comparable	Evaluated quote on same issuer/comparable bond	98.4% -100.0% (99.4%)
			Comparability adjustments	1.6% (1.6%)
Mortgage servicing rights(a)	$276	Discounted cash flow	Weighted-average prepayment speed (CPR; percentage)	7.3% -25.9% (9.4%)
			Option-adjusted spread (percentage)	5.4% -23.6% (10.3%)
Derivative assets:
Interest rate options	$2	Discounted cash flow	Weighted-average prepayment speed (CPR; percentage)	7.3% -25.9% (9.4%)
			Option-adjusted spread (percentage)	5.4% -23.6% (10.3%)
			Pull-through	53.0% -99.9% (83.8%)
Nonrecurring fair value measurements:
Loans held for sale	$57	Multiple data points, including discount to appraised value of collateral based on recent market activity for sales of similar loans	Appraisal comparability adjustment (discount)	1.0% -99.0% (12.7%)
Foreclosed property and other real estate	$23	Discount to appraised value of property based on recent market activity for sales of similar properties	Appraisal comparability adjustment (discount)	35.0% -100.0% (44.5%)
_________

(a)	See Note 5 for additional disclosures related to assumptions used in the fair value calculation for mortgage servicing rights.

	December 31, 2012
	Level 3 Estimated Fair Value at December 31, 2012	Valuation Technique	Unobservable Input(s)	Quantitative Range of Unobservable Inputs and (Weighted-Average)
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
NON-RECURRING FAIR VALUE MEASUREMENTS USING SIGNIFICANT UNOBSERVABLE INPUTS
Loans held for sale
Loans held for sale are valued based on multiple data points indicating the fair value for each loan. The primary data point for loans held for sale is a discount to the appraised value of the underlying collateral, which considers the return required by potential buyers of the loans. Management establishes this discount or comparability adjustment based on recent sales of loans secured by similar property types. As liquidity in the market increases or decreases, the comparability adjustment and the resulting asset valuation are impacted.
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

FAIR VALUE OPTION
Regions has elected the fair value option for FNMA and FHLMC eligible thirty-year residential mortgage loans held for sale. Additionally, Regions previously elected the fair value option for FNMA and FHLMC eligible fifteen-year residential mortgage loans originated with the intent to sell. During the fourth quarter of 2012, Regions began the process of retaining ten and fifteen-year residential mortgage loans on its balance sheet. These elections allow for a more effective offset of the changes in fair values of the loans and the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting. Regions has not elected the fair value option for other loans held for sale primarily because they are not economically hedged using derivative instruments. Fair values of mortgage loans held for sale are based on traded market prices of similar assets where available and/or discounted cash flows at market interest rates, adjusted for securitization activities that include servicing values and market conditions, and are recorded in loans held for sale in the consolidated balance sheets.
The following table summarizes the difference between the aggregate fair value and the aggregate unpaid principal balance for mortgage loans held for sale measured at fair value:

	June 30, 2013			December 31, 2012
	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal
	(In millions)
Mortgage loans held for sale, at fair value	$752	$767	$(15)	$1,282	$1,235	$47
Interest income on mortgage loans held for sale is recognized based on contractual rates and is reflected in interest income on loans held for sale in the consolidated statements of income. The following table details net gains resulting from changes in fair value of these loans which were recorded in mortgage income in the consolidated statements of income during the three and six months ended June 30, 2013 and 2012, respectively. These changes in fair value are mostly offset by economic hedging activities. An immaterial portion of these amounts was attributable to changes in instrument-specific credit risk.

	Mortgage loans held for sale, at fair value
	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
	(In millions)
Net gains (losses) resulting from changes in fair value	$(44)	$22	$(62)	$12

The carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of the Company’s financial instruments as of June 30, 2013 are as follows:

	June 30, 2013
	Carrying Amount	Estimated Fair Value(1)	Level 1	Level 2	Level 3
	(In millions)
Financial assets:
Cash and cash equivalents	$4,280	$4,280	$4,280	$—	$—
Trading account securities	102	102	102	—	—
Securities held to maturity	2,425	2,425	2	2,423	—
Securities available for sale	22,001	22,001	170	21,818	13
Loans held for sale	839	839	—	752	87
Loans (excluding leases), net of unearned income and allowance for loan losses(2)(3)	71,591	65,806	—	—	65,806
Other interest-earning assets	135	135	—	135	—
Derivative assets	1,417	1,417	—	1,411	6
Financial liabilities:
Derivative liabilities	1,467	1,467	—	1,463	4
Deposits	92,454	92,503	—	92,503	—
Short-term borrowings	3,877	3,877	—	3,877	—
Long-term borrowings	4,856	5,087	876	—	4,211
Loan commitments and letters of credit	112	629	—	—	629
Indemnification obligation	257	237	—	—	237
_________

(1)
Estimated fair values are consistent with an exit price concept. The assumptions used to estimate the fair values are intended to approximate those that a market participant would use in a hypothetical orderly transaction. In estimating fair value, the Company makes adjustments for interest rates, market liquidity and credit spreads as appropriate.

(2)
The estimated fair value of portfolio loans assumes sale of the loans to a third-party financial investor. Accordingly, the value to the Company if the loans were held to maturity is not reflected in the fair value estimate. In the current whole loan market, financial investors are generally requiring a higher rate of return than the return inherent in loans if held to maturity. The fair value discount at June 30, 2013 was $5.8 billion or 8.1 percent.

(3)	Excluded from this table is the lease carrying amount of $1.8 billion at June 30, 2013.

The carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of the Company's financial instruments as of December 31, 2012 are as follows:

	December 31, 2012
	Carrying Amount	Estimated Fair Value(1)	Level 1	Level 2	Level 3
	(In millions)
Financial assets:
Cash and cash equivalents	$5,489	$5,489	$5,489	$—	$—
Trading account securities	116	116	116	—	—
Securities held to maturity	10	11	2	9	—
Securities available for sale	27,244	27,244	177	27,052	15
Loans held for sale	1,383	1,383	—	1,282	101
Loans (excluding leases), net of unearned income and allowance for loan losses(2)(3)	70,574	63,961	—	—	63,961
Other interest-earning assets	900	900	—	900	—
Derivative assets	1,915	1,915	—	1,893	22
Financial liabilities:
Derivative liabilities	1,825	1,825	—	1,825	—
Deposits	95,474	95,528	—	95,528	—
Short-term borrowings	1,574	1,574	—	1,574	—
Long-term borrowings	5,861	6,138	1,037	—	5,101
Loan commitments and letters of credit	121	667	—	—	667
Indemnification obligation	345	329	—	—	329
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

The following tables present financial information for each reportable segment for the period indicated.

	Three Months Ended June 30, 2013
	Business Services	Consumer Services	Wealth Management	Other	Continuing Operations	Discontinued Operations	Consolidated
	(In millions)
Net interest income (loss)	$465	$462	$44	$(163)	$808	$—	$808
Provision for loan losses	70	69	5	(113)	31	—	31
Non-interest income	116	273	92	16	497	—	497
Non-interest expense	220	472	111	81	884	2	886
Income (loss) before income taxes	291	194	20	(115)	390	(2)	388
Income tax expense (benefit)	111	74	7	(70)	122	(1)	121
Net income (loss)	$180	$120	$13	$(45)	$268	$(1)	$267
Average assets	$47,489	$28,846	$3,047	$38,866	$118,248	$—	$118,248

	Three Months Ended June 30, 2012
	Business Services	Consumer Services	Wealth Management	Other	Continuing Operations	Discontinued Operations	Consolidated
	(In millions)
Net interest income (loss)	$508	$464	$48	$(182)	$838	$—	$838
Provision for loan losses	135	126	4	(239)	26	—	26
Non-interest income	109	293	87	18	507	15	522
Non-interest expense	216	499	104	23	842	11	853
Income before income taxes	266	132	27	52	477	4	481
Income tax expense (benefit)	101	50	11	(36)	126	—	126
Net income	$165	$82	$16	$88	$351	$4	$355
Average assets	$49,021	$29,719	$3,514	$40,172	$122,426	$49	$122,475

	Six Months Ended June 30, 2013
	Business Services	Consumer Services	Wealth Management	Other	Continuing Operations	Discontinued Operations	Consolidated
	(In millions)
Net interest income (loss)	$923	$924	$89	$(330)	$1,606	$—	$1,606
Provision for loan losses	165	147	12	(283)	41	—	41
Non-interest income	229	553	178	38	998	—	998
Non-interest expense	469	945	215	97	1,726	(2)	1,724
Income (loss) before income taxes	518	385	40	(106)	837	2	839
Income tax expense (benefit)	197	146	15	(122)	236	1	237
Net income	$321	$239	$25	$16	$601	$1	$602
Average assets	$47,335	$29,026	$3,057	$39,265	$118,683	$—	$118,683

	Six Months Ended June 30, 2012
	Business Services	Consumer Services	Wealth Management	Other	Continuing Operations	Discontinued Operations	Consolidated
	(In millions)
Net interest income (loss)	$1,012	$922	$96	$(365)	$1,665	$7	$1,672
Provision for loan losses	325	257	15	(454)	143	—	143
Non-interest income	237	592	171	31	1,031	255	1,286
Non-interest expense	470	1,005	213	67	1,755	323	2,078
Income (loss) before income taxes	454	252	39	53	798	(61)	737
Income tax expense (benefit)	173	96	15	(76)	208	(25)	183
Net income (loss)	$281	$156	$24	$129	$590	$(36)	$554
Average assets	$49,127	$29,850	$3,596	$40,518	$123,091	$1,413	$124,504

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
Credit risk associated with these instruments is represented by the contractual amounts indicated in the following table:

	June 30, 2013	December 31, 2012
	(In millions)
Unused commitments to extend credit	$40,119	$38,160
Standby letters of credit	1,746	1,872
Commercial letters of credit	34	27
Liabilities associated with standby letters of credit	38	37
Assets associated with standby letters of credit	38	37
Reserve for unfunded credit commitments	73	83
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

LEGAL CONTINGENCIES
Regions and its affiliates are subject to loss contingencies related to litigation and claims arising in the ordinary course of business. Regions evaluates these contingencies based on information currently available, including advice of counsel. Regions establishes accruals for litigation and claims when a loss contingency is considered probable and the related amount is reasonably estimable. Any accruals are periodically reviewed and may be adjusted as circumstances change. In addition, as previously discussed, Regions has agreed to indemnify Raymond James for all legal matters resulting from pre-closing activities in conjunction with the sale of Morgan Keegan and recorded an indemnification obligation at fair value in the second quarter of 2012. The indemnification obligation had a carrying amount of approximately $257 million and an estimated fair value of approximately $237 million as of June 30, 2013 (see Note 13). For certain matters, when able to do so, Regions also estimates loss contingencies for possible litigation and claims, whether or not there is an accrued probable loss. Where Regions is able to estimate such possible losses, Regions estimates that it is reasonably possible it could incur losses, in excess of amounts accrued, in an aggregate amount up to approximately $60 million as of June 30, 2013, with it also being reasonably possible that Regions could incur no losses in excess of amounts accrued. The legal contingencies included in the reasonably possible estimate include those that are subject to the indemnification agreement with Raymond James.
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
Beginning in December 2007, Regions and certain of its affiliates have been named in class-action lawsuits filed in federal and state courts on behalf of investors who purchased shares of certain Regions Morgan Keegan Select Funds (the “Funds”) and shareholders of Regions. These cases have been consolidated into class-actions and shareholder derivative actions for the open-end and closed-end Funds. The Funds were formerly managed by Regions Investment Management, Inc. (“Regions Investment Management”). Regions Investment Management no longer manages these Funds, which were transferred to Hyperion Brookfield Asset Management (“Hyperion”) in 2008. Certain of the Funds have since been terminated by Hyperion. The complaints contain various allegations, including claims that the Funds and the defendants misrepresented or failed to disclose material facts relating to the activities of the Funds. Plaintiffs have requested equitable relief and unspecified monetary damages. These cases are in various stages and no classes have been certified. Settlement discussions are ongoing in certain cases, and the Court has granted preliminary approval of a settlement in the closed-end Funds class-action and shareholder derivative case. A hearing for final approval of the closed-end Funds class actions was held on April 12, 2013. As of June 30, 2013, a final order was pending. Certain of the shareholders in these Funds and other interested parties have entered into arbitration proceedings and individual civil claims, in lieu of participating in the class actions. These lawsuits and proceedings are subject to the indemnification agreement with Raymond James discussed above.
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
In December 2009, Regions and certain current and former directors and officers were named in a consolidated shareholder derivative action filed in Jefferson County, Alabama. The complaint alleges mismanagement, waste of corporate assets, breach of fiduciary duty and unjust enrichment relating to bonuses and other benefits received by executive management. Plaintiffs requested equitable relief and unspecified monetary damages. The case was dismissed with prejudice on December 6, 2012. Plaintiffs' motion to alter, amend or vacate that judgment was denied on March 25, 2013. Plaintiffs appealed the order of dismissal to the Alabama Supreme Court on April 18, 2013.
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

As of the Closing Date, the fair value of the indemnification obligation, which includes defense costs and unasserted claims, was approximately $385 million, of which approximately $256 million was recognized as a reduction to the gain on sale of Morgan Keegan. The fair value was determined through the use of a present value calculation that takes into account the future cash flows that a market participant would expect to receive from holding the indemnification liability as an asset. Regions performed a probability-weighted cash flow analysis and discounted the result at a credit-adjusted risk free rate. The fair value of the indemnification liability includes amounts that Regions had previously determined meet the definition of probable and reasonably estimable. Adjustments to the indemnification obligation are recorded within professional and legal expenses within discontinued operations (see Note 2). As of June 30, 2013, the carrying value of the indemnification obligation was approximately $257 million.
VISA INDEMNIFICATION

As a member of the Visa USA network, Regions, along with other members, indemnified Visa USA against litigation. On October 3, 2007, Visa USA was restructured and acquired several Visa affiliates. In conjunction with this restructuring, Regions' indemnification of Visa USA was modified to cover specific litigation (“covered litigation”).

A portion of Visa's proceeds from its initial public offering ("IPO") was escrowed to fund the covered litigation. During the first quarter of 2013, Visa made a settlement payment related to the covered litigation which reduced Regions' share of the escrow account to approximately zero compared to $22 million at December 31, 2012. Regions made a corresponding adjustment to reduce its liability to approximately zero compared to $22 million at December 31, 2012. The balances related to the escrow and the corresponding liability remain approximately zero as of June 30, 2013. To the extent that the amount available under the escrow arrangement, or subsequent fundings of the escrow account via reductions in the class B share conversion ratio, is insufficient to fully resolve the covered litigation, Visa will enforce the indemnification obligations of Visa USA's members for any excess amount. At this time, Regions has concluded that it is not probable that covered litigation exposure will exceed the class B share value.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION
The following discussion and analysis is part of Regions Financial Corporation’s (“Regions” or "the Company”) Quarterly Report on Form 10-Q to the Securities and Exchange Commission (“SEC”) and updates Regions’ Form 10-K for the year ended December 31, 2012, which was previously filed with the SEC. This financial information is presented to aid in understanding Regions’ financial position and results of operations and should be read together with the financial information contained in the Form 10-K. Certain prior period amounts presented in this discussion and analysis have been reclassified to conform to current period classifications, except as otherwise noted. The emphasis of this discussion will be on the three and six months ended June 30, 2013 compared to the three and six months ended June 30, 2012 for the statements of income. For the balance sheet, the emphasis of this discussion will be the balances as of June 30, 2013 compared to December 31, 2012.
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
Regions conducts its banking operations through Regions Bank, an Alabama chartered commercial bank that is a member of the Federal Reserve System. At June 30, 2013, Regions operated 1,709 total branch outlets in Alabama, Arkansas, Florida, Georgia, Illinois, Indiana, Iowa, Kentucky, Louisiana, Mississippi, Missouri, North Carolina, South Carolina, Tennessee, Texas and Virginia. Regions operates under three business segments: Business Services, Consumer Services, and Wealth Management with the remainder split between Discontinued Operations and Other. See Note 14 “Business Segment Information” to the consolidated financial statements for more information regarding Regions’ segment reporting structure. Regions also provides full-line insurance brokerage services primarily through Regions Insurance, Inc. which is included in the Wealth Management segment.
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

SECOND QUARTER OVERVIEW
Regions reported net income available to common shareholders of $259 million, or $0.18 per diluted share, in the second quarter of 2013 compared to net income available to common shareholders of $284 million, or $0.20 per diluted share, in the second quarter of 2012. Increased non-interest expenses, a moderate decrease in non-interest income and decreased net interest income were the drivers of the decline in results from the prior year period. Offsetting these factors was a decrease in expense on preferred stock.
For the second quarter of 2013, net interest income (taxable-equivalent basis) from continuing operations totaled $821 million compared to $850 million in the second quarter of 2012. The net interest margin (taxable-equivalent basis) was 3.16 percent for both the second quarter 2013 and 2012. A smaller balance sheet, marked by a decline in loan volumes and average earning assets, combined with lower yields on both loans and securities, drove the decline in net interest income. These factors related to the asset side of the balance sheet were only partially offset by a decline in interest-bearing liabilities and total funding costs. Deposit costs were 15 basis points for the second quarter of 2013, as compared to 32 basis points for the second quarter of 2012. The net interest margin remained the same as a result of lower levels of non-accrual loans, a decline in lower yielding other interest-earning assets and continued improvement in deposit costs.
The provision for loan losses totaled $31 million in the second quarter of 2013 compared to $26 million during the second quarter of 2012. Credit metrics, including net charge-offs and non-accrual, criticized and classified loan balances showed continued improving trends through the first six months of 2013 compared to 2012.
Net charge-offs totaled $144 million, or an annualized 0.77 percent of average loans, in the second quarter of 2013, compared to $265 million, or an annualized 1.39 percent for the second quarter of 2012. Net charge-offs were lower across most major loan categories when comparing the second quarter of 2013 period to the prior year period.
The allowance for loan losses at June 30, 2013 was 2.18 percent of total loans, net of unearned income, compared to 2.59 percent at December 31, 2012. Total non-performing assets were $1.7 billion at June 30, 2013, compared to $1.9 billion at December 31, 2012.
Non-interest income from continuing operations for the second quarter of 2013 was $497 million, compared to $507 million for the second quarter of 2012. Service charges on deposit accounts increased $4 million in the second quarter of 2013 compared to the corresponding 2012 period. Investment fee income increased $12 million due to improved market valuations in the customer derivative portfolio. Mortgage income decreased $21 million in the second quarter of 2013 compared to the corresponding 2012 period due to the cost of hedging mortgage servicing rights and a change in strategy to retain 10 and 15-year fixed rate residential mortgage production versus selling into the secondary market.
Total non-interest expense from continuing operations was $884 million in the second quarter of 2013, a $42 million increase from the second quarter of 2012. The primary driver of the increase was a $56 million loss on early extinguishment of debt. Salaries and benefits increased $18 million as a result of incentive and annual merit increases, as well as additional staffing, partially offset by decreased pension costs. Professional and legal expenses decreased $15 million due to a decline in the level of legal expenses and recognition of recoveries from previously established legal accruals. Amortization of core deposit intangible decreased $14 million due to a change in estimated life that was determined at year-end 2012.
A discussion of activity within discontinued operations is included at the end of the Management’s Discussion and Analysis section of this report.

TOTAL ASSETS
Regions’ total assets at June 30, 2013 were $118.7 billion, compared to $121.3 billion at December 31, 2012. The decrease in total assets from year-end 2012 resulted mainly from a decrease in total securities and interest-bearing deposits in other banks, offset by an increase in loans. The Company sold securities during the second quarter of 2013 in response to a strategic decision to reduce the size of the Company's securities portfolio. The decrease in interest-bearing deposits in other banks is a result of normal day-to-day operating variations resulting in a reduction in the amount of cash balances held by the Company at the Federal Reserve. These declines were partially offset by the loan growth the Company experienced during the second quarter of 2013. Total ending loans, net of unearned income increased approximately $1.0 billion from December 31, 2012 to June 30, 2013.

SECURITIES
The following table details the carrying values of securities, including both available for sale and held to maturity:
Table 1—Securities

	June 30, 2013	December 31, 2012
	(In millions)
U.S. Treasury securities	$54	$54
Federal agency securities	453	555
Obligations of states and political subdivisions	7	9
Mortgage-backed securities:
Residential agency	18,287	21,283
Residential non-agency	11	13
Commercial agency	969	725
Commercial non-agency	1,110	1,098
Corporate and other debt securities	2,810	2,835
Equity securities	725	682
	$24,426	$27,254
Securities totaled $24.4 billion at June 30, 2013, a decrease of $2.8 billion from year-end 2012 levels. Regions maintains a highly rated securities portfolio consisting primarily of agency mortgage-backed securities. Throughout the recent economic cycle, financial institutions, including Regions, have increased the size of their securities portfolio to offset the lack of loan growth in order to maintain an appropriate level of earning assets. Total securities made up approximately 24 percent and 25 percent of earning assets as of June 30, 2013 and December 31, 2012, respectively. Regions experienced more than $1 billion in loan growth during the second quarter of 2013. In response to both the Company's loan growth during the second quarter of 2013 and the Federal Reserve's recent comments pointing to a possible reduction in purchases associated with its Quantitative Easing Program, management decided to reduce the size of its overall securities portfolio. Additionally, approximately $2.4 billion in available for sale securities were transferred to held to maturity during the second quarter of 2013. The securities transferred were predominately longer duration than those remaining in the available for sale portfolio. These combined actions will allow Regions to reduce wholesale borrowings, the overall balance sheet size, and tangible common equity volatility, while increasing flexibility in asset and liability management.
Securities available for sale, which comprise the majority of the securities portfolio, are an important tool used to manage interest rate sensitivity and provide a primary source of liquidity for the Company. See the "market risk-interest rate" and "liquidity" sections for more information.

LOANS
Loans, net of unearned income, represented approximately 73 percent of Regions’ interest-earning assets at June 30, 2013. The following table presents the distribution of Regions’ loan portfolio by portfolio segment and class, net of unearned income:
Table 2—Loan Portfolio

	June 30, 2013	December 31, 2012
	(In millions, net of unearned income)
Commercial and industrial	$28,954	$26,674
Commercial real estate mortgage—owner-occupied	9,731	10,095
Commercial real estate construction—owner-occupied	345	302
Total commercial	39,030	37,071
Commercial investor real estate mortgage	5,806	6,808
Commercial investor real estate construction	1,208	914
Total investor real estate	7,014	7,722
Residential first mortgage	12,839	12,963
Home equity	11,410	11,800
Indirect	2,693	2,336
Consumer credit card	866	906
Other consumer	1,138	1,197
Total consumer	28,946	29,202
	$74,990	$73,995
Loans, net of unearned income, totaled $75.0 billion at June 30, 2013, an increase of approximately $1.0 billion from year-end 2012 levels. Continued growth in commercial and industrial and indirect auto loan portfolios more than offset declines in investor real estate, commercial real estate mortgage, residential first mortgage and home equity products during the first six months of 2013.
Commercial—The commercial portfolio segment includes commercial and industrial loans to commercial customers for use in normal business operations to finance working capital needs, equipment purchases and other expansion projects. Commercial and industrial loans have increased $2.3 billion or 9% since year-end due to Regions’ integrated approach to specialized lending. Commercial also includes owner-occupied commercial real estate mortgage loans to operating businesses, which are loans for long-term financing of land and buildings, and are repaid by cash flow generated by business operations. These loans declined $364 million or 4% from year-end 2012 as a result of continued customer deleveraging. Owner-occupied construction loans are made to commercial businesses for the development of land or construction of a building where the repayment is derived from revenues generated from the business of the borrower. During the first six months of 2013, total commercial loan balances increased $2.0 billion, or 5%.
Investor Real Estate—Loans for real estate development are repaid through cash flow related to the operation, sale or refinance of the property. This portfolio segment includes extensions of credit to real estate developers or investors where repayment is dependent on the sale of real estate or income generated from the real estate collateral. A portion of Regions’ investor real estate portfolio segment is comprised of loans secured by residential product types (land, single-family and condominium loans) within Regions’ markets. Additionally, this category includes loans made to finance income-producing properties such as apartment buildings, office and industrial buildings, and retail shopping centers. The investor real estate loan segment declined $708 million from 2012 year-end balances primarily due to continued payoffs and pay downs.
Residential First Mortgage—Residential first mortgage loans represent loans to consumers to finance a residence. These loans are typically financed over a 15 to 30 year term and, in most cases, are extended to borrowers to finance their primary residence. These loans experienced a $124 million or 1% decline from year-end 2012, primarily due to customers continuing to pay down real estate debt. At the end of 2012, Regions began the process of retaining 10 and 15 year fixed-rate mortgage production on the balance sheet which has slowed the pace of decline. Approximately $402 million of these 10 and 15-year fixed rate loans were retained on the balance sheet through the first six months of 2013.

Home Equity—Home equity lending includes both home equity loans and lines of credit. This type of lending, which is secured by a first or second mortgage on the borrower’s residence, allows customers to borrow against the equity in their home.

Substantially all of this portfolio was originated through Regions’ branch network. During the first six months of 2013, home equity balances decreased $390 million to $11.4 billion, driven by continued consumer deleveraging and refinancing.
Indirect—Indirect lending, which is lending initiated through third-party business partners, is largely comprised of loans made through automotive dealerships. This portfolio class increased $357 million from year-end 2012, reflecting continued growth from the late 2010 re-entry into the indirect auto lending business. Regions currently has just over 2,000 dealers in its network with plans to reach 2,300 by year-end 2013 compared to just over 1,900 as of December 31, 2012.
Consumer Credit Card—During the second quarter of 2011, Regions completed the purchase of approximately $1.0 billion of existing Regions-branded consumer credit card accounts from FIA Card Services. The products are primarily open-ended variable interest rate consumer credit card loans. In the third quarter of 2012, Regions assumed the servicing of these loans from FIA Card Services. Consumer credit card balances declined $40 million to $866 million during the first six months of 2013.
Other Consumer—Other consumer loans include direct consumer installment loans, overdrafts and other revolving loans. Other consumer loans totaled $1.1 billion at June 30, 2013, down $59 million from December 31, 2012.
CREDIT QUALITY
Certain of Regions’ loans have been particularly vulnerable to weak economic conditions over the past several years, mainly investor real estate loans and home equity products (particularly Florida second lien). These loan types have a higher risk of non-collection than other loans.
The Company has made considerable efforts to de-risk its balance sheet. A primary focus has been reducing the Company's exposure in the investor real estate portfolio. Total investor real estate loans represented approximately 24 percent of total loans at December 31, 2008, and has been actively managed down to approximately 9 percent of total loans at June 30, 2013.
Home equity lending, while improving, remains a stressed portfolio for the Company. Total home equity lending represented approximately 15 percent of total loans at June 30, 2013 and 16 percent at December 31, 2012. Losses in this portfolio generally track overall economic conditions. The main source of economic stress has been in Florida, where residential property values have declined significantly while unemployment rates remain high. Losses in Florida where Regions is in a second lien position are higher than first lien losses. The following sections provide further detail on the home equity portfolio.
HOME EQUITY
The home equity portfolio totaled $11.4 billion at June 30, 2013 as compared to $11.8 billion at December 31, 2012. Substantially all of this portfolio was originated through Regions’ branch network.
The following tables provide details related to the home equity portfolio as follows:
Table 3—Selected Home Equity Portfolio Information

	As of and for the Six Months Ended June 30, 2013
	Florida			All Other States			Total
	1st Lien	2nd Lien	Total	1st Lien	2nd Lien	Total	1st Lien	2nd Lien	Total
	(Dollars in millions)
Balance	$1,833	$2,277	$4,110	$3,893	$3,407	$7,300	$5,726	$5,684	$11,410
Net charge-offs	9	31	40	8	18	26	17	49	66
Net charge-off %(1)	0.98%	2.71%	1.95%	0.43%	1.01%	0.70%	0.61%	1.68%	1.16%

	As of and for the Six Months Ended June 30, 2012
	Florida			All Other States			Total
	1st Lien	2nd Lien	Total	1st Lien	2nd Lien	Total	1st Lien	2nd Lien	Total
	(Dollars in millions)
Balance	$1,907	$2,596	$4,503	$3,756	$4,062	$7,818	$5,663	$6,658	$12,321
Net charge-offs	20	70	90	15	34	49	35	104	139
Net charge-off %(1)	2.11%	5.42%	4.02%	0.80%	1.68%	1.26%	1.24%	3.14%	2.27%
________

(1)	Net charge-off percentages are calculated on an annualized basis as a percent of average balances.

Net charge-offs were an annualized 1.16 percent of home equity loans for the first six months of 2013 compared to an annualized 2.27 percent through the first six months of 2012. Losses in Florida-based credits remained at elevated levels, but the related net charge-off percentage decreased to 1.95 percent for the six months ended June 30, 2013 from 4.02 percent for the six months ended June 30, 2012. Improving underwriting standards and stabilizing home values in Florida are contributing to this improvement.
Of the $11.4 billion home equity portfolio at June 30, 2013, approximately $9.8 billion were home equity lines of credit and $1.6 billion were closed-end home equity loans (primarily originated as amortizing loans). Beginning in May 2009, new home equity lines of credit have a 10-year draw period and a 10-year repayment period. Previously, the home equity lines of credit had a 20-year term with a balloon payment upon maturity or a 5-year draw period with a balloon payment upon maturity. The term “balloon payment” means there are no principal payments required until the balloon payment is due for interest-only lines of credit. As of June 30, 2013, none of Regions' home equity lines of credit have converted to mandatory amortization under the contractual terms. The majority of home equity lines of credit will either mature with a balloon payment or convert to amortizing status after fiscal year 2020.
Of the $9.8 billion of home equity lines of credit as of June 30, 2013, approximately 90 percent require monthly interest-only payments while the remaining approximately 10 percent require a payment equal to 1.5 percent of the outstanding balance, which would include some principal repayment. As of June 30, 2013, approximately 29 percent of borrowers were only paying the minimum amount due on the home equity line. In addition, approximately 56 percent of the home equity lines of credit balances have the option to amortize either all or a portion of their balance. As of June 30, 2013, approximately $340 million of the home equity line of credit balances have elected this option.
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
Regions is unable to track payment status on first liens held by another institution, including payment status related to loan modifications. When Regions’ second lien position becomes delinquent, an attempt is made to contact the first lien holder and inquire as to the payment status of the first lien. However, Regions does not continuously monitor the payment status of the first lien position. Short sale offers and settlement agreements are often received by the home equity junior lien holders well before the loan balance reaches the delinquency threshold for charge-off consideration, potentially resulting in a full balance payoff/charge-off. Regions is presently monitoring the status of all first lien position loans that the Company owns or services and has a second lien, and is taking appropriate action when delinquent. Regions services the first lien on approximately 22 percent of the entire second lien home equity portfolio as of June 30, 2013. During 2012, Regions evaluated a means to monitor non-Regions-serviced first liens using a third-party service provider. While the data was not conclusive, there was no reason to believe that the results related to the non-Regions-serviced first liens would be significantly different than that of the portfolio which Regions services.
OTHER CONSUMER CREDIT QUALITY DATA
The Company calculates an estimate of the current value of property secured as collateral for both home equity and residential first mortgage lending products (“current LTV”). The estimate is based on home price indices compiled by a third party. The third party data indicates trends for Metropolitan Statistical Areas (“MSAs”). Regions uses the third party valuation trends from the MSAs in the Company's footprint in its estimate. The trend data is applied to the loan portfolios taking into account the age of the most recent valuation and geographic area.
The following table presents current LTV data for components of the residential first mortgage and home equity classes of the consumer portfolio segment. Current LTV data for the remaining loans in the portfolio is not available, primarily because some of the loans are serviced by others. Data may also not be available due to mergers and systems integrations. The amounts in the table represent the entire loan balance. For purposes of the table below, if the loan balance exceeds the current estimated collateral, the entire balance is included in the “Above 100%” category, regardless of the amount of collateral available to partially offset the shortfall. The balances in the "Above 100%" category as a percentage of the portfolio balances decreased in the residential first mortgage and home equity portfolios to 11% and 16%, respectively, as of June 30, 2013.

Table 4—Estimated Current Loan to Value Ranges

	June 30, 2013			December 31, 2012
	Residential First Mortgage	Home Equity		Residential First Mortgage	Home Equity
		1st Lien	2nd Lien		1st Lien	2nd Lien
	(In millions)
Estimated current loan to value:
Above 100%	$1,458	$522	$1,290	$1,662	$538	$1,450
80% - 100%	2,439	767	1,355	2,610	766	1,468
Below 80%	8,487	4,213	2,474	8,248	4,082	2,595
Data not available	455	224	565	443	236	665
	$12,839	$5,726	$5,684	$12,963	$5,622	$6,178

Regions qualitatively considers factors such as periodic updates of FICO scores, unemployment, home prices, and geography as credit quality indicators for consumer loans. FICO scores are obtained at origination as part of Regions' formal underwriting process. Refreshed FICO scores are obtained by the Company quarterly for all revolving accounts and home equity lines of credit and semi-annually for all other consumer loans. Regions considers FICO scores less than 620 to be indicative of higher credit risk and obtains additional collateral in most of these instances. The following table presents estimated current FICO score data for components of classes of the consumer portfolio segment. Current FICO data is not available for the remaining loans in the portfolio for various reasons; for example, if customers do not use sufficient credit, an updated score may not be available. Residential first mortgage and home equity balances with FICO scores below 620 remained constant at 8% of the combined portfolios at both June 30, 2013 and December 31, 2012.
Table 5—Estimated Current FICO Score Ranges

	June 30, 2013
	Residential First Mortgage	Home Equity		Indirect	Consumer Credit Card	Other Consumer
		1st Lien	2nd Lien
	(In millions)
Below 620	$1,146	$353	$384	$210	$42	$90
620 - 680	1,152	536	554	420	131	143
681-720	1,465	721	733	486	206	183
Above 720	8,117	3,815	3,740	1,407	485	419
Data not available	959	301	273	170	2	303
	$12,839	$5,726	$5,684	$2,693	$866	$1,138

	December 31, 2012
	Residential First Mortgage	Home Equity		Indirect	Consumer Credit Card	Other Consumer
		1st Lien	2nd Lien
	(In millions)
Below 620	$1,212	$370	$419	$218	$57	$97
620 - 680	1,259	536	589	352	135	134
681-720	1,435	675	772	354	211	160
Above 720	8,214	3,508	4,053	1,085	494	383
Data not available	843	533	345	327	9	423
	$12,963	$5,622	$6,178	$2,336	$906	$1,197

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
The allowance for loan losses totaled $1.6 billion at June 30, 2013 and $1.9 billion at December 31, 2012. The allowance for loan losses as a percentage of net loans was 2.18 percent at June 30, 2013 and 2.59 percent on December 31, 2012. The reserve for unfunded credit commitments was $73 million at June 30, 2013 compared to $83 million at December 31, 2012. Net charge-offs as a percentage of average loans (annualized) were 0.88 percent and 1.56 percent in the first six months of 2013 and 2012, respectively. Net charge-offs were lower across most categories, period over period, particularly in the case of commercial investor real estate mortgage as a result of the ongoing portfolio de-risking and fundamental improvement in credit performance. The provision for loan losses totaled $31 million in the second quarter of 2013 compared to $26 million during the second quarter of 2012. The provision for loan losses totaled $41 million for the six months ended June 30, 2013 compared to $143 million for the first six months of 2012. Net charge-offs exceeded the provision for loan losses for the second quarter and first half of 2013, primarily resulting from continued improving credit metrics such as lower levels of non-accrual and criticized and classified loans, as well as, problem loan resolutions and a continuing mix shift in loans out of higher risk investor real estate and into less risky commercial and industrial loans.
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

Activity in the allowance for credit losses is summarized as follows:
Table 6—Allowance for Credit Losses

	Six Months Ended June 30
	2013	2012
	(Dollars in millions)
Allowance for loan losses at beginning of year	$1,919	$2,745
Loans charged-off:
Commercial and industrial	111	128
Commercial real estate mortgage—owner-occupied	64	99
Commercial real estate construction—owner-occupied	1	5
Commercial investor real estate mortgage	45	121
Commercial investor real estate construction	1	36
Residential first mortgage	43	84
Home equity	84	154
Indirect	15	10
Consumer credit card	22	24
Other consumer	28	30
	414	691
Recoveries of loans previously charged-off:
Commercial and industrial	23	33
Commercial real estate mortgage—owner-occupied	11	8
Commercial real estate construction—owner-occupied	2	—
Commercial investor real estate mortgage	15	15
Commercial investor real estate construction	3	7
Residential first mortgage	3	2
Home equity	18	15
Indirect	5	4
Consumer credit card	2	1
Other consumer	8	9
	90	94
Net charge-offs:
Commercial and industrial	88	95
Commercial real estate mortgage—owner-occupied	53	91
Commercial real estate construction—owner-occupied	(1)	5
Commercial investor real estate mortgage	30	106
Commercial investor real estate construction	(2)	29
Residential first mortgage	40	82
Home equity	66	139
Indirect	10	6
Consumer credit card	20	23
Other consumer	20	21
	324	597
Provision for loan losses	41	143
Allowance for loan losses at June 30	$1,636	$2,291
Reserve for unfunded credit commitments at beginning of year	$83	$78
Provision (credit) for unfunded credit losses	(10)	13
Reserve for unfunded credit commitments at June 30	$73	$91
Allowance for credit losses at June 30	$1,709	$2,382
Loans, net of unearned income, outstanding at end of period	74,990	$76,202
Average loans, net of unearned income, outstanding for the period	$74,236	$76,919
Ratios:
Allowance for loan losses at end of period to loans, net of unearned income	2.18%	3.01%
Allowance for loan losses at end of period to non-performing loans, excluding loans held for sale	1.09x	1.20x
Net charge-offs as percentage of:
Average loans, net of unearned income (annualized)	0.88%	1.56%
Provision for loan losses	790.2	417.5

TROUBLED DEBT RESTRUCTURINGS (TDRs)
Residential first mortgage, home equity, consumer credit card, indirect and other consumer TDRs are consumer loans modified under the Customer Assistance Program. Commercial and investor real estate loan modifications are not the result of a formal program, but represent situations where modification was offered as a workout alternative. Renewals of classified commercial and investor real estate loans are refutably considered to be TDRs, even if no reduction in interest rate is offered, because the existing terms are considered to be below market. More detailed information is included in Note 4 “Loans and the Allowance for Credit Losses” to the consolidated financial statements. The following table summarizes TDRs for the periods ending June 30, 2013 and December 31, 2012:
Table 7—Troubled Debt Restructurings

	June 30, 2013		December 31, 2012
	Loan Balance	Allowance for Loan Losses	Loan Balance	Allowance for Loan Losses
	(In millions)
Accruing:
Commercial	$444	$53	$500	$67
Investor real estate	747	83	873	112
Residential first mortgage	989	120	984	131
Home equity	376	30	391	35
Indirect	1	—	—	—
Consumer credit card	1	—	—	—
Other consumer	33	1	41	1
	$2,591	$287	$2,789	$346
Non-accrual status or 90 days past due and still accruing:
Commercial	$302	$72	$291	$83
Investor real estate	208	54	251	73
Residential first mortgage	177	22	201	27
Home equity	31	2	37	3
	718	150	780	186
	$3,309	$437	$3,569	$532
_________
 Note: All loans listed in the table above are considered impaired under applicable accounting literature.

NON-PERFORMING ASSETS
Non-performing assets are summarized as follows:
Table 8—Non-Performing Assets

	June 30, 2013	December 31, 2012
	(Dollars in millions)
Non-performing loans:
Commercial and industrial	$408	$409
Commercial real estate mortgage—owner-occupied	398	439
Commercial real estate construction—owner-occupied	15	14
Total commercial	821	862
Commercial investor real estate mortgage	352	457
Commercial investor real estate construction	16	20
Total investor real estate	368	477
Residential first mortgage	186	214
Home equity	130	128
Indirect	1	—
Total non-performing loans, excluding loans held for sale	1,506	1,681
Non-performing loans held for sale	53	89
Total non-performing loans(1)	1,559	1,770
Foreclosed properties	136	149
Total non-performing assets(1)	$1,695	$1,919
Accruing loans 90 days past due:
Commercial and industrial	$8	$19
Commercial real estate mortgage—owner-occupied	16	6
Total commercial	24	25
Commercial investor real estate mortgage	24	11
Residential first mortgage(2)	178	220
Home equity	75	87
Indirect	3	3
Consumer credit card	11	14
Other consumer	4	3
	$319	$363
Restructured loans not included in the categories above	$2,591	$2,789
Non-performing loans(1) to loans and non-performing loans held for sale	2.08%	2.39%
Non-performing assets(1) to loans, foreclosed properties and non-performing loans held for sale	2.25%	2.59%
_________

(1)	Exclusive of accruing loans 90 days past due

(2)
Excludes residential first mortgage loans that are 100% guaranteed by the Federal Housing Administration (FHA) and also those 100% guaranteed by the Government National Mortgage Association (GNMA) where Regions has the right but not the obligation to repurchase. Total 90 days or more past due guaranteed loans excluded were $96 million at June 30, 2013 and $87 million at December 31, 2012.

Non-performing assets totaled $1.7 billion at June 30, 2013, compared to $1.9 billion at December 31, 2012. Foreclosed properties, a subset of non-performing assets, totaled $136 million and $149 million at June 30, 2013 and December 31, 2012, respectively. The decrease in non-performing assets and foreclosed properties during 2013 reflects the Company’s continuing efforts to work through problem assets and reduce the riskiest exposures.

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

Loans past due 90 days or more and still accruing were $319 million at June 30, 2013, a decrease from $363 million at December 31, 2012.
At June 30, 2013, Regions had approximately $250-$350 million of potential problem commercial and investor real estate loans that were not included in non-accrual loans, but for which management had concerns as to the ability of such borrowers to comply with their present loan repayment terms. This is a likely estimate of the amount of commercial and investor real estate loans that may migrate to non-accrual status in the next quarter.
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
The majority of the loans on which the potential problem loan estimate is based are considered criticized and classified. Detailed disclosures for substandard accrual loans (as well as other credit quality metrics) are included in Note 4 “Loans and the Allowance for Credit Losses” to the consolidated financial statements.

The following table provides an analysis of non-accrual loans (excluding loans held for sale) by portfolio segment for the six months ended June 30, 2013 and 2012:
Table 9—Analysis of Non-Accrual Loans

	Non-Accrual Loans, Excluding Loans Held for Sale Six Months Ended June 30, 2013
	Commercial	Investor Real Estate	Consumer(1)	Total
	(In millions)
Balance at beginning of period	$862	$477	$342	$1,681
Additions	449	178	(22)	605
Net payments/other activity	(156)	(129)	—	(285)
Return to accrual	(111)	(62)	—	(173)
Charge-offs on non-accrual loans(2)	(170)	(44)	(1)	(215)
Transfers to held for sale(3)	(33)	(34)	(2)	(69)
Transfers to foreclosed properties	(14)	(12)	—	(26)
Sales	(6)	(6)	—	(12)
Balance at end of period	$821	$368	$317	$1,506

	Non-Accrual Loans, Excluding Loans Held for Sale Six Months Ended June 30, 2012
	Commercial	Investor Real Estate	Consumer(1)	Total
	(In millions)
Balance at beginning of period	$1,072	$914	$386	$2,372
Additions	380	339	(23)	696
Net payments/other activity	(175)	(169)	—	(344)
Return to accrual	(67)	(121)	—	(188)
Charge-offs on non-accrual loans(2)	(223)	(149)	(4)	(376)
Transfers to held for sale(3)	(65)	(102)	(3)	(170)
Transfers to foreclosed properties	(28)	(18)	—	(46)
Sales	(4)	(21)	(4)	(29)
Balance at end of period	$890	$673	$352	$1,915
________

(1)
All net activity within the consumer portfolio segment other than sales and transfers to held for sale (including related charge-offs) is included as a single net number within the additions line, due to the relative immateriality of consumer non-accrual loans.

(2)	Includes charge-offs on loans on non-accrual status and charge-offs taken upon sale and transfer of non-accrual loans to held for sale.

(3)	Transfers to held for sale are shown net of charge-offs of $41 million and $92 million recorded upon transfer for the six months ended June 30, 2013 and 2012, respectively.

LOANS HELD FOR SALE
Loans held for sale totaled $839 million at June 30, 2013, consisting primarily of $752 million of residential real estate mortgage loans and $53 million of non-performing investor real estate loans. At December 31, 2012, loans held for sale totaled $1.4 billion, consisting primarily of $1.3 billion of residential real estate mortgage loans and $89 million of non-performing investor real estate loans. The level of residential real estate mortgage loans held for sale fluctuates depending on the timing of origination and sale to third parties.

The following table provides an analysis of non-performing loans held for sale for the six months ended June 30, 2013 and 2012:
Table 10—Non-Performing Loans Held For Sale

	Six Months Ended June 30
	2013	2012
	(In millions)
Balance at beginning of period	$89	$328
Transfers in	69	170
Sales	(70)	(248)
Writedowns	(1)	(8)
Loans moved from held for sale/other activity	(25)	(12)
Transfers to foreclosed properties	(9)	(28)
Balance at end of period	$53	$202

ALL OTHER INTEREST-EARNING ASSETS
All other interest-earning assets, which are comprised of interest-bearing deposits in other banks, trading account securities, and other interest-earning assets, decreased approximately $2.1 billion from year-end 2012 to June 30, 2013, primarily due to a reduction in interest-bearing deposits in other banks as a result of normal day-to-day operating variations. Additionally, there was a decrease in other interest-earning assets as a result of netting cash collateral against the related net derivative liability which began in 2013. Refer to Note 12 "Derivative Financial Instruments and Hedging Activities" for further information.

GOODWILL
Goodwill totaled $4.8 billion at both June 30, 2013 and December 31, 2012 and is allocated to each of Regions’ reportable segments (each a reporting unit), at which level goodwill is tested for impairment on an annual basis or more often if events and circumstances indicate impairment may exist (refer to Note 1 “Summary of Significant Accounting Policies” to the 2012 consolidated financial statements filed on Form 10-K for the year ended December 31, 2012 for further discussion of when Regions tests goodwill for impairment).
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

The estimated fair value of the reporting unit is determined using a blend of both income and market approaches. Within the income approach, which is the primary valuation approach, Regions utilizes the capital asset pricing model (“CAPM”) in order to derive the base discount rate. The inputs to the CAPM include the 20-year risk-free rate, 5-year beta for a select peer set, and a market risk premium based on published data. Once the output of the CAPM is determined, a size premium is added (also based on a published source) as well as a company-specific risk premium for each reporting unit, which is an estimate determined by the Company and meant to compensate for the risk inherent in the future cash flow projections and inherent differences (such as business model and market perception of risk) between Regions and the peer set. Regions evaluates the appropriateness of the inputs to the CAPM at each test date. Company specific factors considered during recent evaluation periods include positive results of operations, improvement in asset quality and strong capital and liquidity positions.
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
Regions uses the guideline public company method and the guideline transaction method as the market approaches. The public company method applies a value multiplier derived from each reporting unit’s peer group to tangible book value or earnings (for Wealth Management) and an implied control premium to the respective reporting unit. The control premium is evaluated and compared to similar financial services transactions considering the absolute and relative potential revenue synergies and cost savings. The guideline transaction method applies a value multiplier to a financial metric of the reporting unit based on comparable observed purchase transactions in the financial services industry for the reporting unit (where available).
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
The results of the calculations for the second quarter of 2013 indicated that the estimated fair value of the Consumer Services and Wealth Management reporting units of $5.6 billion and $1.4 billion, respectively, were greater than their carrying amounts of $5.1 billion and $1.2 billion, respectively, and the estimated fair value of the Business Services reporting unit was less than its carrying amount. During the second quarter, the carrying amount and estimated fair value of the Business Services reporting unit was $9.0 billion and $8.2 billion, respectively. Therefore, Step Two of the goodwill impairment test was performed for the Business Services reporting unit. The carrying amount of goodwill for the Business Services reporting unit was $2.6 billion. In Step Two, the fair value of the Business Services reporting unit’s assets, both tangible and intangible, and liabilities were determined using estimates of the amounts at which the assets (or liabilities) could be bought (or incurred) or sold (settled) in a taxable transaction between willing participants. The effects of the Step Two adjustments, which were primarily write-downs of assets to fair value, exceeded any reductions in the value of equity determined in Step One; accordingly the calculation of implied goodwill exceeded its carrying amount by approximately 89 percent resulting in no impairment for the Business Services reporting unit as of the April 30, 2013 test date.

The table below summarizes the discount rate used in the goodwill impairment test of each reporting unit for the second and first quarters of 2013 and the fourth quarter of 2012:

	Business Services	Consumer Services	Wealth Management
Discount Rate:
Second quarter 2013	13%	12%	12%
First quarter 2013	14%	13%	13%
Fourth quarter 2012	14%	13%	13%
Specific factors as of the date of filing the financial statements that could negatively impact the assumptions used in assessing goodwill for impairment include: a protracted decline in the Company’s market capitalization; disparities in the level of fair value changes in net assets (especially loans) compared to equity; increases in book values of equity of a reporting unit in excess of the increase in fair value of equity; adverse business trends resulting from litigation and/or regulatory actions; higher loan losses; lengthened forecasts of high unemployment levels; future increased minimum regulatory capital requirements above current thresholds (refer to Note 13 “Regulatory Capital Requirements and Restrictions” to the 2012 consolidated financial statements filed on Form 10-K for the year ended December 31, 2012 for a discussion of current minimum regulatory requirements); future federal rules and regulations (e.g., such as those resulting from the Dodd-Frank Act); and/or a protraction in the current low level of interest rates significantly beyond 2014.
The following table presents an analysis of independent changes in market factors and significant assumptions that could adversely impact the carrying balance of goodwill in the Business Services reporting unit.
Table 11—Goodwill Sensitivity
Impact to the Carrying Value of Goodwill
Business Services Reporting Unit

Change in Discount Rate	Estimated Amount of Impairment
(In millions)
+ 8.4% (from 13% to 21.4%)	(a)
+ 9%	(203)
+ 10%	(280)

Improvement in Loan Fair Values(b)
+ 5.5 Percentage Points (from 7.4% to 1.9%)	(a)
+ 6.5 Percentage Points	(413)
+ 7.5 Percentage Points	(827)
_________

(a)	Represents the point at which the implied fair value of goodwill would approximate its carrying value.

(b)	Business Services loan discount to fair value is 7.4%.

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

FORECLOSED PROPERTIES
Other real estate and certain other assets acquired in foreclosure are reported at the lower of the investment in the loan or fair value of the property less estimated costs to sell. The following table summarizes foreclosed property activity for the six months ended June 30, 2013 and 2012:

Table 12—Foreclosed Properties

	Six Months Ended June 30
	2013	2012
	(In millions)
Balance at beginning of period	$149	$296
Transfer from loans	125	174
Valuation adjustments	(19)	(38)
Foreclosed property sold	(114)	(216)
Payments and other	(5)	(2)
	(13)	(82)
Balance at end of period	136	$214
_________
Note: Approximately 75 percent and 72 percent of the ending balances at June 30, 2013 and 2012, respectively, relate to properties transferred into foreclosed properties during the previous twelve months.
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

OTHER ASSETS
Other assets increased $1.5 billion from December 31, 2012 to $7.6 billion as of June 30, 2013, primarily due to the timing of settlements of securities sales.

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

The following table summarizes deposits by category:
Table 13—Deposits

	June 30, 2013	December 31, 2012
	(In millions)
Non-interest-bearing demand	$29,464	$29,963
Savings accounts	6,117	5,760
Interest-bearing transaction accounts	19,937	21,096
Money market accounts—domestic	25,946	24,901
Money market accounts—foreign	193	311
Low-cost deposits	81,657	82,031
Time deposits	10,797	13,443
	$92,454	$95,474
Total deposits at June 30, 2013 decreased approximately $3 billion compared to year-end 2012 levels. The decrease in deposits was primarily driven by the continued runoff of time deposits in the low interest rate environment as customers seek higher yields, as well as customers diversifying their deposits in response to the expiration of the Federal Deposit Insurance Corporation's (FDIC) Transaction Account Guarantee (TAG) Program. The TAG Program fully insured non-interest-bearing transaction accounts beyond the $250 thousand deposit insurance limit, and expired on January 1, 2013. In addition, December has historically been a month for higher customer deposit balances.

SHORT-TERM BORROWINGS
The following is a summary of short-term borrowings:
Table 14—Short-Term Borrowings

	June 30, 2013	December 31, 2012
	(In millions)
Company funding sources:
Federal funds purchased	$13	$21
Securities sold under agreements to repurchase	1,191	—
Federal Home Loan Bank advances	1,000	—
	2,204	21
Customer-related borrowings:
Securities sold under agreements to repurchase	1,673	1,428
Customer collateral	—	125
	1,673	1,553
	$3,877	$1,574
COMPANY FUNDING SOURCES
Federal funds purchased and securities sold under agreements to repurchase used for funding purposes totaled $1.2 billion at June 30, 2013 compared to $21 million at December 31, 2012. In the near term, Regions expects the use of wholesale unsecured borrowings, such as Federal funds purchased, to remain low. Short term secured borrowings, such as securities sold under agreements to repurchase and FHLB advances, are a core portion of Regions funding strategy and can fluctuate significantly on a day-to-day basis, depending on funding needs and which sources of funds are used to satisfy those needs. All such arrangements are considered typical of the banking industry and are accounted for as borrowings.
Due to the uncertainty and inconsistency of the short-term funding markets during the recession, Regions had taken an approach to maintain higher levels of cash at the Federal Reserve Bank. These higher levels of cash negated the need to occasionally borrow short-term funds to cover normal monthly cash flow needs. As the economy continues to improve, Regions has reduced the amount of excess cash held at the Federal Reserve Bank and will utilize short-term secured funding markets as needed to augment its cash position. The securities financing market and short-term Federal Home Loan Bank ("FHLB") advances continue to provide reliable funding at attractive rates. There was a $1.0 billion short-term FHLB advance outstanding at June 30, 2013 which matured on July 3, 2013 and was not renewed. There were no short-term FHLB borrowings at December 31, 2012. See the "Liquidity" section for further detail of Regions' borrowing capacity with the FHLB.

Selected data for short-term borrowings used for funding purposes is presented below:

	Three Months Ended June 30
	2013	2012
	(Dollars in millions)
Federal funds purchased:
Balance at quarter-end	$13	$27
Average outstanding (based on average daily balances)	20	19
Maximum amount outstanding at any month-end during the quarter	24	27
Weighted-average interest rate at quarter-end	0.2%	0.1%
Weighted-average interest rate on amounts outstanding during the quarter (based on average daily balances)	0.1%	0.1%
Securities sold under agreements to repurchase:
Balance at quarter-end	$1,191	$1,468
Average outstanding (based on average daily balances)	594	540
Maximum amount outstanding at any month-end during the quarter	1,425	1,468
Weighted-average interest rate at quarter-end	0.1%	0.0%
Weighted-average interest rate on amounts outstanding during the quarter (based on average daily balances)	0.1%	(0.1)%
The negative weighted-average interest rates on securities sold under agreements to repurchase during the second quarter of 2012 were the result of, in part, Regions' entering into reverse-repurchase agreements. There are times when financing costs associated with these transactions are lower than typical repurchase agreement rates as a result of a supply and demand imbalance in particular collateral. Since short-term repurchase agreement rates were close to zero during 2012, the supply and demand imbalance related to securities that Regions owned led to negative financing rates.
CUSTOMER-RELATED BORROWINGS
Short-term borrowings that are the result of customer activity related to investment opportunities totaled $1.7 billion at June 30, 2013 and $1.6 billion at December 31, 2012.
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

Customer collateral was zero at June 30, 2013 and $125 million at December 31, 2012. These balances represent cash collateral posted by customers related to derivative transactions. Regions began netting cash collateral, subject to enforceable master netting agreements, against the net derivative asset or liability beginning in 2013.

LONG-TERM BORROWINGS
Long-term borrowings are summarized as follows:
Table 15—Long-Term Borrowings

	June 30, 2013	December 31, 2012
	(In millions)
Regions Financial Corporation (Parent):
4.875% senior notes due April 2013	$—	$250
7.75% senior notes due November 2014	348	696
5.75% senior notes due June 2015	498	497
2.00% senior notes due May 2018	748	—
7.75% subordinated notes due September 2024	100	100
6.75% subordinated debentures due November 2025	161	161
7.375% subordinated notes due December 2037	300	300
6.625% junior subordinated notes due May 2047	—	498
Other long-term debt	3	3
Valuation adjustments on hedged long-term debt	12	62
	2,170	2,567
Regions Bank:
Federal Home Loan Bank advances	1,010	1,010
4.85% subordinated notes due April 2013	—	499
5.20% subordinated notes due April 2015	348	348
7.50% subordinated notes due May 2018	750	750
6.45% subordinated notes due June 2037	497	497
Other long-term debt	73	174
Valuation adjustments on hedged long-term debt	8	16
	2,686	3,294
	$4,856	$5,861
Long-term borrowings decreased approximately $1.0 billion since year-end 2012 due to $1.7 billion in maturities and tender offers/ redemptions offset by a $750 million issuance. FHLB advances have a weighted-average interest rate of 1.4 percent at both June 30, 2013 and December 31, 2012, with a weighted average maturity of 0.86 years as of June 30, 2013.

On April 25, 2013, Regions launched a tender offer for a portion of its outstanding 7.75% Senior Notes due 2014 (the “2014 Notes”) and 5.75% Senior Notes due 2015 (the “2015 Notes” and, collectively with the 2014 Notes, the “Senior Notes”). Pursuant to the terms and conditions of the tender offer, Regions purchased $350 million aggregate principal amount of the 2014 Notes. The tender offer had an early tender premium for Senior Notes tendered by May 10, 2013. Pre-tax losses on early extinguishment related to this tender offer were $27 million.

On April 26, 2013, the $250 million 4.875% parent company senior notes matured. On April 1, 2013, the $500 million 4.85% subordinated notes issued by Regions Bank matured.

On April 30, 2013, Regions issued $750 million of 2.00% parent company senior notes due May 15, 2018.
On May 31, 2013, Regions redeemed its 6.625% Junior Subordinated Notes due 2047 ("JSNs") totaling $498 million. Pre-tax losses on early extinguishment related to this redemption were $6 million.
On June 25, 2013, Regions redeemed $100 million in long-term debt consisting of preferred stock issued by Union Planters Preferred Funding Corp., a subsidiary of Regions Bank. Pre-tax losses on early extinguishment related to this redemption were $24 million and were not deductible for income tax purposes.

STOCKHOLDERS’ EQUITY
Stockholders’ equity was $15.3 billion at June 30, 2013 compared to $15.5 billion at December 31, 2012. On March 19, 2012, Regions issued 153 million shares of common stock at $5.90 per share. The proceeds from the sale, net of issuance costs, increased equity by approximately $875 million.
On November 1, 2012, Regions issued $500 million in depositary shares each representing a fractional ownership interest in a share of the Company’s 6.375% Non-Cumulative Perpetual Preferred Stock, Series A, par value $1.00 per share. The net proceeds from the issuance increased equity by approximately $486 million. During the first six months of 2013, cash dividends on preferred stock reduced equity by $16 million.
Additionally, during the first six months of 2013, net income increased stockholders’ equity by $602 million, while cash dividends on common stock reduced equity by $56 million. Changes in accumulated other comprehensive income decreased equity by $543 million, primarily due to unrealized losses on securities available for sale.
On April 4, 2012, Regions repurchased all 3.5 million shares of Series A preferred stock issued to the U.S. Treasury and in early May of 2012, Regions repurchased the related warrant from the U.S. Treasury. Therefore, there was $125 million in preferred dividends and discount accretion in the first six months of 2012 and none in the first six months of 2013.
On April 24, 2013, Regions’ Board of Directors declared an increased cash dividend for the second quarter of 2013 of $0.03 per share compared to $0.01 per share for the first quarter of 2013. The Board declared a $0.01 per share cash dividend for the first and second quarters of 2012.
As part of its most recent Comprehensive Capital Analysis and Review ("CCAR") submission, Regions' proposed capital plans included up to $350 million in common share repurchases. The Federal Reserve did not object to these plans, and Regions' Board of Directors has approved the share repurchase plan. The share repurchase authority granted by the Board of Directors is available from the beginning of the second quarter of 2013 through the first quarter of 2014. As of June 30, 2013, Regions had repurchased approximately 18 million shares of common stock at a total cost of approximately $173 million before commissions. The total cost paid to repurchase common shares includes the full amount paid as part of a contractual repurchase agreement, where only approximately 80% of the repurchased shares have been received. These shares were immediately retired upon repurchase and therefore are not included in treasury stock.
Regions’ ratio of stockholders’ equity to total assets was 12.91 percent at June 30, 2013 and 12.77 percent at December 31, 2012. Regions’ ratio of tangible common stockholders’ equity (stockholder's equity less preferred stock, goodwill and other identifiable intangibles and the related deferred tax liability) to total tangible assets was 8.72 percent at June 30, 2013, compared to 8.63 percent at December 31, 2012 (see Table 18 “GAAP to Non-GAAP Reconciliation” for further discussion).
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
The current minimum standard for the ratio of total capital to risk-weighted assets is 8 percent. At least 50 percent of that capital level (which equates to a 4 percent minimum) must consist of common equity, undivided profits, qualifying trust preferred securities, non-cumulative perpetual preferred stock, senior perpetual preferred stock issued to the U.S. Treasury under the Capital Purchase Program, minority interests relating to qualifying common or noncumulative perpetual preferred stock issued by a consolidated U.S. depository institution or foreign bank subsidiary, less goodwill, disallowed deferred tax assets and certain other intangibles (“Tier 1 capital”). The remainder (“Tier 2 capital”) may consist of a limited amount of other preferred stock, mandatorily convertible securities, subordinated debt, and a limited amount of the allowance for loan losses. The sum of Tier 1 capital and Tier

2 capital is “total risk-based capital” or total capital. However, under the Collins Amendment, which was passed as a section of the Dodd-Frank Act and implemented as part of the final U.S. Basel III framework released in July 2013, trust preferred securities will be eliminated as an element of Tier 1 capital. This disallowance of trust preferred securities is to be phased in for Regions from January 1, 2015 to January 1, 2016. As of June 30, 2013, Regions had $3 million of trust preferred securities that are subject to the Collins Amendment and $466 million of preferred stock that was unaffected by the Collins Amendment. On July 8, 2013, Regions announced the redemption date of its remaining $3 million of outstanding trust preferred securities.
The current minimum guidelines to be considered well capitalized for Total capital and Tier 1 capital are 10 percent and 6 percent, respectively. As of June 30, 2013 and December 31, 2012, the most recent notification from Federal banking agencies categorized Regions and its significant subsidiaries as well capitalized under the regulatory framework.
The Company believes that no changes in conditions or events have occurred since June 30, 2013, which would result in changes that would cause Regions or Regions Bank to fall below the well capitalized level.
The banking regulatory agencies also have adopted regulations that supplement the risk-based guidelines to include a minimum ratio of 3 percent of Tier 1 capital to average assets less goodwill, disallowed deferred tax assets, and certain other intangibles (the “Leverage ratio”). Under the current guidelines, depending upon the risk profile of the institution and other factors, the regulatory agencies may require a Leverage ratio of 1 percent to 2 percent above the minimum 3 percent level.
In recent years, the Federal Reserve and banking regulators began supplementing their assessment of the capital adequacy of a bank based on a variation of Tier 1 capital, known as Tier 1 common equity. This measure has been a key component of assessments of capital adequacy under the CCAR process. While not currently prescribed in amount by federal banking regulations (under Basel I), analysts and banking regulators have assessed Regions’ capital adequacy using the tangible common stockholders’ equity and/or the Tier 1 common equity measure. Because tangible common stockholders’ equity and Tier 1 common equity are not formally defined by GAAP or prescribed in amount by federal banking regulations (under Basel I), these measures are currently considered to be non-GAAP financial measures and other entities may calculate them differently than Regions’ disclosed calculations (see Table 18 “GAAP to Non-GAAP Reconciliation” for further details).
BASEL III CAPITAL RULES

In July 2013, Regions' and Regions Bank's primary federal regulator, the Federal Reserve, published final rules (the “Basel III Capital Rules”) establishing a new comprehensive capital framework for U.S. banking organizations. The rules implement the Basel Committee's December 2010 framework known as “Basel III” for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act. The Basel III Capital Rules substantially revise the risk-based capital requirements applicable to bank holding companies and depository institutions, including the Company and the Bank, compared to the current U.S. risk-based capital rules. The Basel III Capital Rules define the components of capital and address other issues affecting the numerator in banking institutions' regulatory capital ratios. The Basel III Capital Rules also address risk weights and other issues affecting the denominator in banking institutions' regulatory capital ratios and replace the existing risk-weighting approach, which was derived from Basel I capital accords of the Basel Committee, with a more risk-sensitive approach based, in part, on the standardized approach in the Basel Committee's 2004 “Basel II” capital accords. The Basel III Capital Rules also implement the requirements of Section 939A of the Dodd-Frank Act to remove references to credit ratings from the federal banking agencies' rules. The Basel III Capital Rules are effective for Regions and Regions Bank on January 1, 2015 (subject to a phase-in period).

The Basel III Capital Rules, among other things, (i) introduce a new capital measure called “Common Equity Tier 1” (“CET1”), (ii) specify that Tier 1 capital consist of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements, (iii) define CET1 narrowly by requiring that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) expand the scope of the deductions/adjustments from capital as compared to existing regulations.

When fully phased in on January 1, 2019, the Basel III Capital Rules will require Regions and Regions Bank to maintain (i) a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% CET1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7% upon full implementation), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation), (iii) a minimum ratio of Total capital (that is, Tier 1 plus Tier 2) to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation) and (iv) a minimum leverage ratio of 4%, calculated as the ratio of Tier 1 capital to average assets (as compared to a current minimum leverage ratio of 3% for banking organizations that either have the highest supervisory rating or have implemented the appropriate federal regulatory authority's risk-adjusted measure for market risk).

The Basel III Capital Rules also provide for a “countercyclical capital buffer” that is applicable to only certain covered institutions and is not expected to have any current applicability to Regions and Regions Bank.

The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the capital conservation buffer (or below the combined capital conservation buffer and countercyclical capital buffer, when the latter is applied) will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.

Under the Basel III Capital Rules, the initial minimum capital ratios as of January 1, 2015 will be as follows:

•	4.5% CET1 to risk-weighted assets.

•	6.0% Tier 1 capital to risk-weighted assets.

•	8.0% Total capital to risk-weighted assets.

The Basel III Capital Rules provide for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, certain deferred tax assets dependent upon future taxable income and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. Under current capital standards, the effects of accumulated other comprehensive income items included in capital are excluded for the purposes of determining regulatory capital ratios. Under the Basel III Capital Rules, the effects of certain accumulated other comprehensive items are not excluded; however, non-advanced approaches banking organizations, including Regions and Regions Bank, may make a one-time permanent election to continue to exclude these items. Regions and Regions Bank expect to make this election in order to avoid significant variations in the level of capital depending upon the impact of interest rate fluctuations on the fair value of its securities portfolio. As previously mentioned, the Basel III Capital Rules also preclude certain hybrid securities, such as trust preferred securities, as Tier 1 capital of bank holding companies, subject to phase-out.

Implementation of the deductions and other adjustments to CET1 will begin on January 1, 2015 and will be phased-in over a 4-year period (beginning at 40% on January 1, 2015 and an additional 20% per year thereafter). The implementation of the capital conservation buffer will begin on January 1, 2016 at the 0.625% level and be phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019).

With respect to Regions Bank, the Basel III Capital Rules also revise the “prompt corrective action” regulations pursuant to Section 38 of the Federal Deposit Insurance Act, by (i) introducing a CET1 ratio requirement at each level (other than critically undercapitalized), with the required CET1 ratio being 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category, with the minimum Tier 1 capital ratio for well-capitalized status being 8% (as compared to the current 6%); and (iii) eliminating the current provision that provides that a bank with a composite supervisory rating of 1 may have a 3% leverage ratio and still be adequately capitalized. The Basel III Capital Rules do not change the total risk-based capital requirement for any “prompt corrective action” category.

The Basel III Capital Rules prescribe a standardized approach for risk weightings that expand the risk-weighting categories from the current four Basel I-derived categories (0%, 20%, 50% and 100%) to a much larger and more risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities, to 600% for certain equity exposures, and resulting in higher risk weights for a variety of asset categories. Specific changes to current rules impacting Regions' determination of risk-weighted assets include, among other things:

•	Applying a 150% risk weight instead of a 100% risk weight for certain high volatility commercial real estate acquisition, development and construction loans.

•	Assigning a 150% risk weight to exposures (other than secured exposures including residential mortgage exposures) that are 90 days or more past due.

•	Providing for a 20% credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable (currently set at 0%).

•
Providing for a risk weight, generally not less than 20% with certain exceptions, for securities lending transactions based on the risk weight category of the underlying collateral securing the transaction.

•	Providing for a 100% risk weight for claims on securities firms.

•	Eliminating the current 50% cap on the risk weight for over-the-counter derivatives.

In addition, the Basel III Capital Rules also provide more advantageous risk weights for derivatives and repurchase-style transactions cleared through a qualifying central counterparty and increase the scope of eligible guarantors and eligible collateral for purposes of credit risk mitigation.

The Basel III Capital Rules adopted in July 2013 do not address the proposed Liquidity Coverage Ratio Test and Net Stable Funding Ratio Test called for by the proposed Basel III framework. See the "Leverage Requirements—Capital Requirements" subsection of the "Business" section of Regions’ Annual Report on Form 10-K for the year ended December 31, 2012 for more information on these proposed requirements.
Regions is currently evaluating the impact of the final U.S. rules implementing Basel III. The Company’s estimated Tier 1 common ratio as of June 30, 2013, based on Regions’ current interpretation of the final Basel III requirements was approximately 10.31 percent and therefore exceeded the Basel III minimum of 7 percent for Tier 1 common. In January 2013, the Basel Committee published an update that included revisions to the liquidity coverage ratio (“LCR”) calculation. Also included in this update were provisions concerning, among other things, lower deposit run-off assumptions and full implementation on a phased-in schedule. Starting in 2015, firms will be required to be at a minimum compliance ratio of 60 percent, with equal annual increases until the 100 percent minimum requirement is reached in 2019. Based on Regions' understanding and interpretation of the rules for the calculation for the LCR under Basel III, Regions is currently above the first phase-in target minimum requirement scheduled for implementation in 2015. The Company anticipates being fully compliant with the LCR requirements upon finalization and implementation. However, should Regions’ cash position or investment mix change in the future, Regions’ ability to meet the liquidity coverage ratio may be impacted. Because the Basel III capital calculations will not be fully phased-in until 2019, are not formally defined by GAAP, and because the calculations currently include the Company's interpretations of the requirements including informal feedback received through the regulatory process and are therefore likely to change as clarifying guidance becomes available, these measures are considered to be non-GAAP financial measures, and other entities may calculate them differently than Regions’ disclosed calculations (see Table 18 “GAAP to Non-GAAP Reconciliation” for further details).

See the “Supervision and Regulation—Capital Requirements” subsection of the “Business” section and the “Risk Factors” section of Regions’ Annual Report on Form 10-K for the year ended December 31, 2012 for more information.
The following chart summarizes the applicable holding company and bank regulatory capital requirements. Regions’ capital ratios at June 30, 2013 and December 31, 2012 exceeded all current regulatory requirements.
Table 16—Regulatory Capital Requirements

	June 30, 2013 Ratio	December 31, 2012 Ratio	To Be Well Capitalized
Tier 1 common (non-GAAP):
Regions Financial Corporation	11.09%	10.84%	NA(2)
Tier 1 capital:
Regions Financial Corporation	11.59%	12.00%	6.00%
Regions Bank	12.66	13.25	6.00
Total capital:
Regions Financial Corporation	14.69%	15.38%	10.00%
Regions Bank	15.18	16.04	10.00
Leverage(1):
Regions Financial Corporation	9.71%	9.65%	5.00%
Regions Bank	10.59	10.65	5.00
_________

(1)	The Leverage ratio requires an additional 100 to 200 basis-point cushion, in certain circumstances, of adjusted quarterly average assets.

(2)	The Board of Governors of the Federal Reserve System assesses banks' capital levels in periods of stress against a minimum Tier 1 common capital level of 5%.

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
Assets, consisting principally of loans and securities, are funded by customer deposits, purchased funds, borrowed funds and stockholders’ equity. Regions’ goal in liquidity management is to satisfy the cash flow requirements of depositors and borrowers, while at the same time meeting the Company’s cash flow needs. The challenges of the recent recession and the recovery in the current market environment demonstrate the importance of having and using various sources of liquidity to satisfy the Company’s funding requirements.
In order to ensure an appropriate level of liquidity is maintained, Regions performs specific procedures including scenario analyses and stress testing at the bank, holding company, and affiliate levels. Regions' holding company cash is managed by a three step evaluation. The Minimum Cash Requirement requires the parent to hold the greater of (1) two years of corporate dividends, debt service, and maturities by utilizing cash on hand, and the next four quarters’ expected dividend capacity from Regions Bank, (2) enough cash “on hand” with no upstream dividend capacity from Regions Bank to meet corporate dividends, debt service payments, and maturities for the next 12 months, or (3) a minimum cash requirement of $500 million. Regions runs similar testing scenarios and has minimum liquidity requirements for the bank and subsidiaries. The Company's funding and contingency planning does not currently include any reliance on unsecured sources. Risk limits are established within the Company's Asset and Liability Committee ("ALCO"), which regularly reviews compliance with the established limits.

The securities portfolio is one of Regions’ primary sources of liquidity. Proceeds from maturities and principal and interest payments of securities provide a constant flow of funds available for cash needs (see Note 3 “Securities” to the consolidated financial statements). The agency guaranteed mortgage portfolio is another source of liquidity in various secured borrowing capacities.
Maturities in the loan portfolio also provide a steady flow of funds. Additional funds are provided from payments on consumer loans and one-to-four family residential first mortgage loans. In addition, liquidity needs can also be met by borrowing funds in state and national money markets, although Regions does not currently rely on unsecured wholesale market funding. Regions’ liquidity has been further enhanced by its relatively stable customer deposit base.
Regions elected to exit the FDIC's TAG program on July 1, 2010. The TAG program was a component of the Temporary Liquidity Guarantee Program, whereby the FDIC guaranteed all funds held at participating institutions beyond the $250,000 deposit insurance limit in qualifying transaction accounts. The decision to exit the program did not have a significant impact on liquidity. The Dodd-Frank Act permanently increased the FDIC coverage limit to $250,000. As a result of the Dodd-Frank Act, effective December 31, 2010, unlimited coverage for non-interest-bearing demand transaction accounts was provided until January 1, 2013. The expiration of unlimited coverage for non-interest-bearing demand transaction accounts did not have a significant impact on liquidity.
Regulation Q prohibited banks from paying interest on business checking accounts in accordance with the Glass-Steagall Act of 1933. However, the Dodd-Frank Act repealed Regulation Q. In July 2011, financial institutions, such as Regions, were allowed to offer interest on corporate checking accounts. Regions responded to these changes by enhancing its existing core interest-bearing products. However, due to the low interest rate environment and unlimited FDIC insurance available on non-interest-bearing balances until January 1, 2013, the Company did not experience, nor does it anticipate experiencing, significant migration of business customer balances from non-interest-bearing accounts to interest-bearing accounts.
As the economy continues to improve, Regions has been able to decrease the higher levels of excess cash held with the Federal Reserve Bank due to the uncertainty and inconsistency in the funding markets during the recession. The balance with the Federal Reserve Bank is the primary component of the balance sheet line item, “interest-bearing deposits in other banks.” At June 30, 2013, Regions had approximately $2.2 billion in excess cash on deposit with the Federal Reserve. Regions’ borrowing availability with the Federal Reserve Bank as of June 30, 2013, based on assets pledged as collateral on that date, was $20.6 billion.

Regions periodically accesses funding markets through sales of securities with agreements to repurchase. Repurchase agreements are also offered through a commercial banking sweep product as a short-term investment opportunity for customers. All such arrangements are considered typical of the banking industry and are accounted for as borrowings.
Regions’ financing arrangement with the FHLB adds additional flexibility in managing the Company's liquidity position. As of June 30, 2013, Regions’ borrowing availability from the FHLB totaled $5.8 billion. FHLB borrowing capacity is contingent on the amount of collateral pledged to the FHLB. Regions Bank and its subsidiaries have pledged certain residential first mortgage loans on one-to-four family dwellings and home equity lines of credit as collateral for the FHLB advances outstanding. Additionally, investment in FHLB stock is required in relation to the level of outstanding borrowings. Regions held $112 million in FHLB stock at June 30, 2013. During the second quarter of 2013, Regions borrowed $1.0 billion in a short-term advance (30 days) from the FHLB to manage normal cash flow needs. The advance matured on July 3, 2013 and was not renewed. The FHLB has been and is expected to continue to be a reliable and economical source of funding.
In February 2013, Regions filed a shelf registration statement with the U.S. Securities and Exchange Commission. This shelf registration does not have a capacity limit and can be utilized by Regions to issue various debt and/or equity securities. The registration statement will expire in February 2016.
Regions’ Bank Note program allows Regions Bank to issue up to $20 billion aggregate principal amount of bank notes outstanding at any one time. No issuances have been made under this program as of June 30, 2013. Notes issued under the program may be senior notes with maturities from 30 days to 15 years and subordinated notes with maturities from 5 years to 30 years. These notes are not deposits and they are not insured or guaranteed by the FDIC.
Regions may, from time to time, consider opportunistically retiring outstanding issued securities, including subordinated debt and preferred shares in privately negotiated or open market transactions for cash or common shares. Regulatory approval would be required for retirement of some instruments.
RATINGS
Table 17 “Credit Ratings” reflects the debt ratings information of Regions Financial Corporation and Regions Bank by Standard & Poor's ("S&P"), Moody’s, Fitch and Dominion Bond Rating Service ("DBRS") as of June 30, 2013 and December 31, 2012.

Table 17—Credit Ratings

As of June 30, 2013
	Standard & Poor's	Moody’s	Fitch	DBRS
Regions Financial Corporation
Senior notes	BBB-	Ba1	BBB-	BBB
Subordinated notes	BB+	Ba2	BB+	BBBL
Junior subordinated notes	BB	Ba3	B+	BBBL
Regions Bank
Short-term debt	A-2	P-3	F3	R-2H
Long-term bank deposits	BBB	Baa3	BBB	BBBH
Long-term debt	BBB	Baa3	BBB-	BBBH
Subordinated debt	BBB-	Ba1	BB+	BBB
Outlook	Positive	Stable	Positive	Stable

As of December 31, 2012
	Standard & Poor's	Moody’s	Fitch	DBRS
Regions Financial Corporation
Senior notes	BBB-	Ba1	BBB-	BBB
Subordinated notes	BB+	Ba2	BB+	BBBL
Junior subordinated notes	BB	Ba3	B+	BBBL
Regions Bank
Short-term debt	A-2	P-3	F3	R-2H
Long-term bank deposits	BBB	Baa3	BBB	BBBH
Long-term debt	BBB	Baa3	BBB-	BBBH
Subordinated debt	BBB-	Ba1	BB+	BBB
Outlook	Stable	Stable	Positive	Stable

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

On June 20, 2013, S&P revised Regions' outlook from stable to positive while affirming its current ratings for both the holding company and bank. The outlook revision and affirmation reflects improvement in earnings performance, core capital position, and maintenance of a strong liquidity profile. In announcing their change in outlook, S&P also cited benefits of a strengthening economy and a more stable business position for Regions. This is another important step in returning Regions' credit rating to more appropriate and competitive levels.

With this revision, both S&P and Fitch now have positive outlooks on Regions. Regions continues to proactively work with the agencies to ensure they have a full and complete understanding of the progress the Company is making in restoring its financial performance.
A security rating is not a recommendation to buy, sell or hold securities, and the ratings are subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating.

OPERATING RESULTS
The table below presents computations of earnings and certain other financial measures, which exclude certain significant items that are included in the financial results presented in accordance with GAAP. These non-GAAP financial measures include “fee income ratio”, “efficiency ratio”, “return on average assets from continuing operations”, “return on average tangible common stockholders’ equity”, average and end of period “tangible common stockholders’ equity”, “Tier 1 common equity”, and “Basel III Tier 1 common equity” and related ratios. Regions believes that expressing earnings and certain other financial measures excluding these significant items provides a meaningful base for period-to-period comparisons, which management believes will assist investors in analyzing the operating results of the Company and predicting future performance. These non-GAAP financial measures are also used by management to assess the performance of Regions’ business because management does not consider the activities related to the adjustments to be indications of ongoing operations. Regions believes that presentation of these non-GAAP financial measures will permit investors to assess the performance of the Company on the same basis as that applied by management. Management and the Board of Directors utilize these non-GAAP financial measures as follows:

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
Tangible common stockholders’ equity ratios have become a focus of some investors in analyzing the capital position of the Company absent the effects of intangible assets and preferred stock. Traditionally, the Federal Reserve and other banking regulatory bodies have assessed a bank’s capital adequacy based on Tier 1 capital, the calculation of which is codified in federal banking regulations. In connection with the Federal Reserve’s CCAR process, these regulators are supplementing their assessment of the capital adequacy of a bank based on a variation of Tier 1 capital, known as Tier 1 common equity. Analysts and banking regulators have assessed Regions’ capital adequacy using the tangible common stockholders’ equity and/or the Tier 1 common equity measure. Because tangible common stockholders’ equity and Tier 1 common equity are not formally defined by GAAP, these measures are considered to be non-GAAP financial measures and other entities may calculate them differently than Regions’ disclosed calculations. Since analysts and banking regulators may assess Regions’ capital adequacy using tangible common stockholders’ equity and Tier 1 common equity, Regions believes that it is useful to provide investors the ability to assess Regions’ capital adequacy on these same bases.
Tier 1 common equity is often expressed as a percentage of risk-weighted assets. Under the current risk-based capital framework, a bank’s balance sheet assets and credit equivalent amounts of off-balance sheet items are assigned to one of four broad risk categories. The aggregated dollar amount in each category is then multiplied by the risk weighting assigned to that category. The resulting weighted values from each of the four categories are added together and this sum is the risk-weighted assets total that comprises the denominator of certain risk-based capital ratios. Tier 1 capital is then divided by this denominator (risk-weighted assets) to determine the Tier 1 capital ratio. Adjustments are made to Tier 1 capital to arrive at Tier 1 common equity (non-GAAP). Tier 1 common equity is also divided by the risk-weighted assets to determine the Tier 1 common equity ratio (non-GAAP). The amounts disclosed as risk-weighted assets are calculated consistent with banking regulatory requirements.
Regions currently calculates its risk-based capital ratios under guidelines adopted by the Federal Reserve based on the 1988 Capital Accord (“Basel I”) of the Basel Committee on Banking Supervision (the “Basel Committee”). In December 2010, the Basel Committee released its final framework for Basel III, which will strengthen international capital and liquidity regulations. When implemented by U.S. bank regulatory agencies and fully phased-in, Basel III will change capital requirements and place greater emphasis on common equity. In July 2013, the Federal Reserve released final rules detailing the U.S. implementation of Basel III. Regions, as a non-advanced approaches bank, will begin transitioning to the Basel III framework in January 2015 subject to a phase-in period extending through January 2019. Regions is currently evaluating the impact of the final Basel III rules. Accordingly, the calculations provided below are estimates. Because the Basel III implementation regulations will not be fully phased-in until 2019, are not formally defined by GAAP, and because the calculations currently include the Company's interpretations of the requirements including informal feedback received through the regulatory process and are therefore likely to change as clarifying guidance becomes available, these measures are considered to be non-GAAP financial measures, and other entities may calculate them differently from Regions’ disclosed calculations. Since analysts and banking regulators may assess Regions’ capital adequacy using the Basel III framework, Regions believes that it is useful to provide investors information enabling them to assess Regions’ capital adequacy on the same basis.
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

The following tables provide: 1) a reconciliation of net income (GAAP) to net income available to common shareholders (GAAP), 2) a reconciliation of net income available to common shareholders (GAAP) to income from continuing operations available to common shareholders (GAAP), 3) a reconciliation of non-interest expense from continuing operations (GAAP) to adjusted non-interest expense (non-GAAP), 4) a reconciliation of non-interest income from continuing operations (GAAP) to adjusted non-interest income (non-GAAP), 5) a computation of adjusted total revenue (non-GAAP), 6) a computation of the adjusted efficiency ratio (non-GAAP), 7) a computation of the adjusted fee income ratio (non-GAAP), 8) a computation of return on average assets from continuing operations (GAAP), 9) a reconciliation of average and ending stockholders’ equity (GAAP) to average and ending tangible common stockholders’ equity (non-GAAP) and calculations of related ratios and adjusted ratios (non-GAAP), 10) a reconciliation of stockholders’ equity (GAAP) to Tier 1 capital (regulatory) and to Tier 1 common equity (non-GAAP) and calculations of related ratios, and 11) a reconciliation of stockholders’ equity (GAAP) to Basel III Tier 1 common equity (non-GAAP) and calculation of the related ratio based on Regions’ current understanding of the Basel III requirements.

The estimate at June 30, 2013 is based on the final rule released in July 2013 and the estimate at December 31, 2012 is based on the U.S. Notices of Proposed Rulemaking released in June 2012.

Table 18—GAAP to Non-GAAP Reconciliation

		Three Months Ended June 30		Six Months Ended June 30
		2013	2012	2013	2012
		(In millions, except per share data)
INCOME (LOSS)
Net income (GAAP)		$267	$355	$602	$554
Preferred dividends and accretion (GAAP)		(8)	(71)	(16)	(125)
Net income available to common shareholders (GAAP)	A	259	284	$586	$429
Income (loss) from discontinued operations, net of tax (GAAP)		(1)	4	1	(36)
Income from continuing operations available to common shareholders (GAAP)	B	$260	$280	$585	$465
FEE INCOME AND EFFICIENCY RATIOS
Non-interest expense from continuing operations (GAAP)		$884	$842	$1,726	$1,755
Significant items:
Securities impairment, net		—	(2)	—	(2)
Loss on early extinguishment of debt		(56)	—	(56)	—
Adjusted non-interest expense (non-GAAP)	C	$828	$840	$1,670	$1,753
Net interest income from continuing operations (GAAP)		808	838	1,606	1,665
Taxable-equivalent adjustment		13	12	26	24
Net interest income from continuing operations, taxable-equivalent basis		821	850	1,632	1,689
Non-interest income from continuing operations (GAAP)		497	507	998	1,031
Significant items:
Securities gains, net		(8)	(12)	(23)	(24)
Leveraged lease termination gains, net		—	(7)	—	(14)
Adjusted non-interest income (non-GAAP)	D	489	488	975	993
Adjusted total revenue (non-GAAP)	E	$1,310	$1,338	$2,607	$2,682
Adjusted efficiency ratio (non-GAAP)	C/E	63.15%	62.78%	64.05%	65.36%
Adjusted fee income ratio (non-GAAP)	D/E	37.31%	36.47%	37.40%	37.02%
RETURN ON AVERAGE ASSETS
Average assets (GAAP)—continuing operations(1)	F	$118,248	$122,426	$118,683	$123,091
Return on average assets from continuing operations (GAAP)(2)	B/F	0.88%	0.92%	0.99%	0.76%
RETURN ON AVERAGE TANGIBLE COMMON STOCKHOLDERS’ EQUITY
Average stockholders’ equity (GAAP)		$15,644	$14,347	$15,598	$15,531
Less: Average intangible assets (GAAP)		5,141	5,221	5,148	5,237
Average deferred tax liability related to intangibles (GAAP)		(188)	(198)	(189)	(199)
Average preferred equity (GAAP)		468	113	472	1,768
Average tangible common stockholders’ equity (non-GAAP)	G	$10,223	$9,211	$10,167	$8,725
Return on average tangible common stockholders’ equity (non-GAAP)(2)	A/G	10.15%	12.40%	11.62%	9.89%

		June 30 2013	December 31 2012
		(In millions, except per share data)
TANGIBLE COMMON RATIOS
Ending stockholders’ equity (GAAP)		$15,329	$15,499
Less: Ending intangible assets (GAAP)		5,134	5,161
Ending deferred tax liability related to intangibles (GAAP)		(187)	(191)
Ending preferred equity (GAAP)		466	482
Ending tangible common stockholders’ equity (non-GAAP)	H	$9,916	$10,047
Ending total assets (GAAP)		$118,707	$121,347
Less: Ending intangible assets (GAAP)		5,134	5,161
Ending deferred tax liability related to intangibles (GAAP)		(187)	(191)
Ending tangible assets (non-GAAP)	I	$113,760	$116,377
End of period shares outstanding	J	1,395	1,413
Tangible common stockholders’ equity to tangible assets (non-GAAP)	H/I	8.72%	8.63%
Tangible common book value per share (non-GAAP)	H/J	$7.11	$7.11

TIER 1 COMMON RISK-BASED RATIO(3)
Stockholders’ equity (GAAP)		$15,329	$15,499
Accumulated other comprehensive (income) loss		478	(65)
Non-qualifying goodwill and intangibles		(4,812)	(4,826)
Disallowed deferred tax assets		—	(35)
Disallowed servicing assets		(30)	(33)
Qualifying non-controlling interests		—	93
Qualifying trust preferred securities		3	501
Tier 1 capital (regulatory)		10,968	11,134
Qualifying non-controlling interests		—	(93)
Qualifying trust preferred securities		(3)	(501)
Preferred stock		(466)	(482)
Tier 1 common equity (non-GAAP)	K	$10,499	$10,058
Risk-weighted assets (regulatory)	L	$94,640	$92,811
Tier 1 common risk-based ratio (non-GAAP)	K/L	11.09%	10.84%
BASEL III TIER 1 COMMON RATIO(4)
Stockholders’ equity (GAAP)		$15,329	$15,499
Non-qualifying goodwill and intangibles(5)		(4,946)	(4,968)
Proposed Adjustments
Adjustments, including other comprehensive income related to cash flow hedges, disallowed deferred tax assets, threshold deductions and other adjustments		—	(298)
Final Rules Adjustments
Adjustments, including all components of accumulated other comprehensive income, disallowed deferred tax assets, threshold deductions and other adjustments		291	—
Preferred stock		(466)	(482)
Basel III Tier 1 common equity (non-GAAP)	M	10,208	9,751
Basel I risk-weighted assets (regulatory)		94,640	92,811
Basel III risk-weighted assets (non-GAAP)(6)	N	99,048	109,941
Basel III Tier 1 common ratio (non-GAAP)	M/N	10.31%	8.87%

 _________

(1)
Return on average assets from continuing operations does not include average assets related to discontinued operations of $49 million and $1,413 million for the three months and six months ended June 30, 2012, respectively.

(2)	Income statement amounts have been annualized in calculation.

(3)	Current quarter amount and the resulting ratio are estimated.

(4)	The June 30, 2013 estimate is based on the final rule released in July 2013. The December 31, 2012 estimate is based on June 2012 U.S. Notices of Proposed Rulemaking.

(5)
Under Basel III, in addition to goodwill and other identified intangibles, regulatory capital must be reduced by purchased credit card relationship intangible assets. The majority of these assets are allowed in Basel I capital.

(6)
Regions continues to develop systems and internal controls to precisely calculate risk-weighted assets as required by Basel III. The amount included above is a reasonable approximation, based on our understanding of the requirements.

NET INTEREST INCOME AND MARGIN
The following tables present an analysis of net interest income (on a taxable-equivalent basis), the net interest margin, and the net interest spread for the three and six months ended June 30, 2013 and 2012:
Table 19—Consolidated Average Daily Balances and Yield/Rate Analysis for Continuing Operations

	Three Months Ended June 30
	2013			2012
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(Dollars in millions; yields on taxable-equivalent basis)
Assets
Interest-earning assets:
Trading account securities	$122	$—	0.48%	$116	$—	—%
Securities:
Taxable	26,706	152	2.29	26,846	179	2.68
Tax-exempt	6	—	—	16	—	—
Loans held for sale	880	8	3.42	1,107	8	2.91
Loans, net of unearned income(1)(2)	74,549	759	4.09	76,670	817	4.29
Other interest-earning assets	1,869	1	0.24	3,311	2	0.24
Total interest-earning assets	104,132	920	3.55	108,066	1,006	3.74
Allowance for loan losses	(1,706)			(2,506)
Cash and due from banks	1,745			1,814
Other non-earning assets	14,077			15,052
	$118,248			$122,426
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Savings accounts	$6,148	2	0.09	$5,655	1	0.07
Interest-bearing transaction accounts	19,636	4	0.10	19,447	6	0.12
Money market accounts(5)	25,952	9	0.14	24,520	11	0.18
Time deposits	11,423	18	0.66	17,175	58	1.36
Total interest-bearing deposits(3)	63,159	33	0.21	66,797	76	0.46
Federal funds purchased and securities sold under agreements to repurchase	2,287	—	0.09	1,856	—	—
Other short-term borrowings	310	1	0.19	468	—	—
Long-term borrowings	5,298	65	4.93	6,862	80	4.69
Total interest-bearing liabilities	71,054	99	0.56	75,983	156	0.83
Net interest spread			2.99			2.91
Non-interest-bearing deposits(3)(5)	29,454			29,066
Other liabilities	2,097			2,996
Stockholders’ equity	15,643			14,381
	$118,248			$122,426
Net interest income/margin on a taxable-equivalent basis from continuing operations(4)		$821	3.16%		$850	3.16%

_________
Notes:

(1)	Loans, net of unearned income include non-accrual loans for all periods presented.

(2)	Interest income includes net loan fees of $18 million and $17 million for the three months ended June 30, 2013 and 2012, respectively.

(3)
Total deposit costs may be calculated by dividing total interest expense on deposits by the sum of interest-bearing deposits and non-interest-bearing deposits. The rates for total deposit costs equal 0.15% and 0.32% for the three months ended June 30, 2013 and 2012, respectively.

(4)	The computation of taxable-equivalent net interest income is based on the statutory federal income tax rate of 35%, adjusted for applicable state income taxes net of the related federal tax benefit.

(5)	Prior period amounts have been reclassified to conform to the current period classification.

	Six Months Ended June 30
	2013			2012
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(Dollars in millions; yields on taxable-equivalent basis)
Assets
Interest-earning assets:
Trading account securities	$119	$1	1.80%	$149	$2	2.70%
Securities:
Taxable	26,799	308	2.32	26,252	352	2.70
Tax-exempt	7	—	—	24	—	—
Loans held for sale	1,042	17	3.28	1,077	15	2.80
Loans, net of unearned income(1)(2)	74,236	1,515	4.12	76,919	1,641	4.29
Other interest-earning assets	2,342	3	0.25	4,225	5	0.24
Total interest-earning assets	104,545	1,844	3.56	108,646	2,015	3.73
Allowance for loan losses	(1,799)			(2,625)
Cash and due from banks	1,755			1,901
Other non-earning assets	14,182			15,169
	$118,683			$123,091
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Savings accounts	$6,039	3	0.09	$5,508	2	0.07
Interest-bearing transaction accounts	20,036	10	0.11	19,552	12	0.12
Money market accounts(6)	25,716	18	0.14	24,036	23	0.19
Time deposits	12,159	44	0.74	18,114	127	1.41
Total interest-bearing deposits(3)	63,950	75	0.24	67,210	164	0.49
Federal funds purchased and securities sold under agreements to repurchase	2,038	—	0.09	1,714	—	—
Other short-term borrowings	169	1	0.18	265	—	—
Long-term borrowings	5,576	136	4.91	7,223	162	4.51
Total interest-bearing liabilities	71,733	212	0.60	76,412	326	0.86
Net interest spread			2.96			2.87
Non-interest-bearing deposits(3)(6)	29,285			28,752
Other liabilities	2,072			2,871
Stockholders’ equity	15,593			15,056
	$118,683			$123,091
Net interest income/margin on a taxable-equivalent basis from continuing operations(4)(5)		$1,632	3.15%		$1,689	3.13%

_________
Notes:

(1)	Loans, net of unearned income include non-accrual loans for all periods presented.

(2)	Interest income includes net loan fees of $36 million and $32 million for the six months ended June 30, 2013 and 2012, respectively.

(3)
Total deposit costs may be calculated by dividing total interest expense on deposits by the sum of interest-bearing deposits and non-interest-bearing deposits. The rates for total deposit costs equal 0.16% and 0.34% for the six months ended June 30, 2013 and 2012, respectively.

(4)	The computation of taxable-equivalent net interest income is based on the statutory federal income tax rate of 35%, adjusted for applicable state income taxes net of the related federal tax benefit.

(5)
The table above does not include average interest-earning assets, average interest-bearing liabilities, interest income, or interest expense for discontinued operations for the six months ended June 30, 2012 (see Note 2 to the consolidated financial statements). If these assets, liabilities, and net interest income were included in the calculation, the consolidated net interest income and margin on a taxable equivalent basis would have been $1,695 million and 3.11% for the six months ended June 30, 2012.

(6)	Prior period amounts have been reclassified to conform to the current period classification.

For the second quarter of 2013, net interest income (taxable-equivalent basis) totaled $821 million compared to $850 million in the second quarter of 2012. The net interest margin (taxable-equivalent basis) was 3.16 percent for the second quarter of 2013 as well as for the second quarter of 2012. For the first six months of 2013 and 2012, related to continuing operations, net interest income (taxable-equivalent basis) totaled $1.6 billion and $1.7 billion, respectively. The net interest margin (taxable-equivalent basis) was 3.15 percent for the six months ended June 30, 2013, compared to 3.13 percent for the first six months of 2012. Net interest margin increased primarily as a result of declines in overall deposit costs, lower levels of non-accrual loans and a decline in low-yielding other interest-earning assets, primarily cash held at the Federal Reserve.

Assuming interest rates remain at levels consistent with June 30, 2013 or increase further, Regions expects modest margin expansion over time.
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
Exposure to Interest Rate Movements—As of June 30, 2013, Regions was moderately asset sensitive to both gradual and instantaneous parallel yield curve shifts as compared to the base case for the measurement horizon ending June 2014. The estimated exposure associated with the parallel yield curve shift of minus 50 basis points reflects the combined impacts of movements in short-term and long-term rates. Long-term interest rate movements will drive yields lower on certain fixed rate loans newly originated or renewed, prospective yields lower on certain investment portfolio purchases, as well as higher amortization of premium on existing securities in the investment portfolio. The decline in short-term interest rates (such as the Fed Funds rate and the rate of Interest on Excess Reserves) will lead to a reduction of yield on assets and liabilities contractually tied to such rates, but since rates have been at low levels for such an extended period, it is expected that declines in deposit costs will only partially offset the decline in asset yields.

The movement of interest rates over the second quarter featured an increase in longer-term rates, but little to no movement in short-term rates. As described above, with respect to sensitivity to long-term rates, the balance sheet is estimated to be asset sensitive to such rate movements. The primary factors are that higher long-term rates will drive higher rates on loans and securities newly originated or renewed, as well as a slower pace of premium amortization on certain securities within the investment portfolio. Current simulation models estimate that, as compared to the base case, net interest income over a 12 month horizon would respond favorably by approximately $120 million if long-term rates were to exceed the base scenario by 100 basis points. Similarly, if long-term rates were to underperform the base case by 50 basis points, then net interest income, as compared to the base case, would decline by approximately $70 million.

The table below summarizes Regions' positioning in various parallel yield curve shifts. The scenarios are inclusive of all interest rate risk hedging activities.

Table 20—Interest Rate Sensitivity

Estimated Annual Change in Net Interest Income June 30, 2013
(In millions)
Gradual Change in Interest Rates
+ 200 basis points	$260
+ 100 basis points	143
- 50 basis points	(82)

Instantaneous Change in Interest Rates
+ 200 basis points	$317
+ 100 basis points	187
- 50 basis points	(115)
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

MARKET RISK—PREPAYMENT RISK
Regions, like most financial institutions, is subject to changing prepayment speeds on mortgage-related assets under different interest rate environments. Prepayment risk is a significant risk to earnings and specifically to net interest income. For example, mortgage loans and other financial assets may be prepaid by a debtor, so that the debtor may refinance its obligations at lower rates. As loans and other financial assets prepay in a falling rate environment, Regions must reinvest these funds in lower-yielding assets. Prepayments of assets carrying higher rates reduce Regions’ interest income and overall asset yields. Conversely, in a rising rate environment, these assets will prepay at a slower rate, resulting in opportunity cost by not having the cash flow to reinvest at higher rates. Prepayment risk can also impact the value of securities and the carrying value of equity. Regions’ greatest exposures to prepayment risks primarily rest in its mortgage-backed securities portfolio, the mortgage fixed-rate loan portfolio and the mortgage servicing asset, all of which tend to be sensitive to interest rate movements. Each of these assets is also exposed to prepayment risk due to factors which are not necessarily the result of interest rates, but rather due to changes in policies or programs related, either directly or indirectly, to the U.S. Government's governance over certain lending and financing within the mortgage market. Such policies can work to either encourage or discourage financing dynamics and represent a risk that is extremely difficult to forecast and may be the result of non-economic factors. The Company attempts to monitor and manage such exposures within reasonable expectations while acknowledging all such risks cannot be foreseen or avoided. Further, Regions has prepayment risk that would be reflected in non-interest income in the form of servicing income on loans sold. Regions actively monitors prepayment exposure as part of its overall net interest income forecasting and interest rate risk management. In particular, because current interest rates are relatively low, Regions is actively managing exposure to declining prepayments that are expected to coincide with increasing interest rates in both the loan and securities portfolio.
MARKET RISK—CAPITAL MARKETS AND OTHER MARKET ACTIVITY RISK

Regions' capital markets business, which includes derivatives and foreign exchange trading activities or products, expose Regions to market risk. The Company has trading market risk resulting from exposures to a range of interest rates, foreign exchange rates, and commodity prices, as well as the associated implied volatilities and spreads in association with maintaining positions in these products. Further, the Company is exposed to non-trading market risk from balance sheet hedging activities and mortgage hedging activities, which include secondary marketing of loans to government-sponsored entities and mortgage servicing rights valuation. The majority of Regions' positions are traded in active markets.

To measure, monitor and manage trading risks arising from interest rate and price risks, Regions uses a Value at Risk ("VaR") simulation model, along with other risk management methods and tools, to measure the maximum potential fair value that could be at risk on the Company's trading positions. VaR is a risk measure monitored daily and used to prevent trading portfolio managers from exceeding risk tolerances that are prescribed in Regions' trading risk policy. Regions' limit for total trading 1-day VaR is $2 million. There were no breaches to this limit during the six months ended June 30, 2013 or the full year of 2012. Monitoring of market risk and establishment of policy limits is overseen by the Market Risk Oversight Committee, through the authority of ALCO, and the Market and Liquidity Risk Management group. Regions utilizes a vendor-provided market risk system to calculate VaR over several time-to-liquidate time horizons and confidence intervals, using 5,000 full revaluation Monte Carlo simulations. Currently, Regions uses a 99% confidence level and utilizes a 1-day holding period for management reporting and a 10-day holding period for regulatory reporting (as required by the Market Risk Rule). A 99% confidence level suggests that, on average, trading losses are expected to exceed VaR one out of 100 trading days, or two to three times per year. Also, as required by the Market Risk Rule, Regions performs daily back-testing of VaR against actual gains and losses in the trading book. Regions had no back-testing exceptions during the six months ended June 30, 2013 or the year ended December 31, 2012.
Effective January 1, 2013, the Market Risk Rule also requires the Company to calculate a Stressed VaR ("SVaR"). Regions calculates the SVaR using a ten-day holding period with a 99% confidence level and employs a Monte Carlo simulation approach based on a 250-day historical window that reflects a period of significant financial stress.
The end-of-period 1-day VaR was approximately $308 thousand, with an average of $225 thousand, a high of $343 thousand and a low of $168 thousand during the second quarter of 2013. Regions considers this measure to be quantitatively immaterial to the overall market risk and capital profile of the Company.
The end-of-period 10-day VaR was approximately $1.0 million, with an average of $737 thousand, a high of $1.1 million and a low of $555 thousand during the second quarter of 2013. The end-of-period 10-day SVaR was approximately $1.7 million, with an average of $1.5 million, a high of $1.8 million and a low of $1.3 million during the second quarter of 2013. Regions considers both measures to be quantitatively immaterial to the overall market risk and capital profile of the Company.
VaR can be an informative risk management tool; however, it does have inherent limitations, including the assumption that past market behavior is indicative of future market performance. As such, VaR is one of several tools used to measure, monitor and manage trading risk. Specifically, sensitivity analysis, stress testing, and profit and loss attribution are among other tools also utilized.
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
Denial of service attacks, hacking or terrorist activities, could disrupt the Company's or the Company's customers' or other third parties' business operations. For example, during 2013, a group launched several denial of service attacks against a number of large financial services institutions, including Regions. These events did not result in a breach of Regions' client data, and account information remained secure; however, the attacks did adversely affect the performance of Regions Bank's website, www.regions.com, and, in some instances, temporarily prevented customers from accessing Regions Bank's secure websites. In addition, some outbound internet slowness existed. The 2013 events were all resolved during the same business day of the attack. In all cases, the attacks primarily resulted in inconvenience to employees and customers. Regions engages employees from all lines of business, not just information technology, to combat these attacks. Regions will continue to commit the resources necessary to mitigate these growing risks. In addition, Regions has contracts with vendors to provide denial of service mitigation and these vendors have also continued to commit the necessary resources to support Regions in the event of an attack.

INTERNATIONAL RISK
Regions has minimal sovereign credit exposure. This includes an immaterial amount in government securities issued by a single non-European sovereign, as well as a guarantee on a leveraged lease from a Western European government agency. However, Regions does have country exposure, which is defined as the aggregation of exposure Regions has with financial institutions, companies, or individuals in a given country outside of the United States. The majority of these exposures are in the form of corporate bonds purchased for the bank's investment portfolio, derivative hedges (interest rate and foreign exchange) and leveraged lease guarantees. This exposure is concentrated in highly-rated, Western European countries but not in those most severely affected by the Eurozone financial problems.
Regions' corporate securities are centered primarily in Western Europe and Australia, but also include investments in corporations domiciled in North America (Canada), Eastern Europe, Central and South America, Asia and the Middle East/North Africa region (MENA). Regions has other smaller exposures in the form of trade confirmations and due from clearing accounts with counterparties domiciled in countries in other regions, such as Central America and Asia.
At June 30, 2013, Regions' international exposure was approximately $1.2 billion in total outstandings. Approximately 66 percent of the total outstandings is corporate bonds. Approximately 54 percent of the total outstandings is in highly-rated Western European countries.
Regions' Counterparty Credit Department is responsible for setting country limits and managing the Bank's compliance of outstanding exposure to established limits. Reports are sent to Counterparty Credit by the lines of business on a monthly basis to demonstrate their compliance with established limits. Counterparty Credit produces and reviews monthly reporting of the exposure, on both an outstanding and limit basis.

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

PROVISION FOR LOAN LOSSES
The provision for loan losses is used to maintain the allowance for loan losses at a level that in management’s judgment is appropriate to absorb probable losses inherent in the portfolio at the balance sheet date. The provision for loan losses totaled $31 million in the second quarter of 2013 compared to $26 million during the second quarter of 2012. The provision for loan losses totaled $41 million in the first six months of 2013 compared to $143 million in the first six months of 2012. Net charge-offs as a percentage of average loans (annualized) were 0.88 percent and 1.56 percent in the first six months of 2013 and 2012, respectively. Net charge-offs were lower across most major loan categories when comparing the 2013 period to the prior year period. Net charge-offs exceeded provision for loan losses for the second quarter and first half of 2013 primarily due to the continued improving credit metrics, including lower levels of non-accrual loans and criticized and classified loans (see Table 6 “Allowance for Credit Losses”), as well as, problem loan resolutions, and a continuing mix shift in loans out of higher risk investor real estate and second lien home equity lending and into less risky commercial and industrial loans.

NON-INTEREST INCOME
The following tables present a summary of non-interest income. For expanded discussion of certain significant non-interest income items, refer to the discussion of each component following the table presented.
Table 21—Non-Interest Income from Continuing Operations

	Three Months Ended June 30
	2013	2012
	(In millions)
Service charges on deposit accounts	$237	$233
Investment fee income	29	17
Mortgage income	69	90
Trust department income	49	50
Insurance commissions and fees	29	26
Bank-owned life insurance	22	21
Commercial credit fee income	17	16
Net loss from affordable housing	(15)	(13)
Credit card/bank card income	19	23
Other miscellaneous income	41	44
	$497	$507

	Six Months Ended June 30
	2013	2012
	(In millions)
Service charges on deposit accounts	$479	$487
Investment fee income	56	45
Mortgage income	141	167
Trust department income	98	99
Insurance commissions and fees	59	54
Bank-owned life insurance	44	42
Commercial credit fee income	33	35
Net loss from affordable housing	(32)	(27)
Credit card/bank card income	37	46
Other miscellaneous income	83	83
	$998	$1,031

Service charges on deposits accounts—Income from service charges on deposit accounts increased $4 million for the second quarter of 2013 as compared to the second quarter of 2012. Income from service charges on deposit accounts decreased $8 million for the first six months of 2013 as compared to the first six months of 2012. During the second quarter of 2013, Regions recognized a $12 million decrease in service charges related to customer fee refunds stemming from a change in the Company's non-sufficient funds policy implemented in the second quarter of 2012. The second quarter of 2012 included a decrease of $24 million related to the policy change. The overall decline in 2013 compared to 2012 was primarily due to a lower level of customer transactions.
Investment fee income—Investment fee income, which primarily relates to capital markets activities such as loan syndications, foreign exchange and derivatives, increased $12 million for the second quarter of 2013 as compared to the second quarter of 2012. Investment fee income increased $11 million for the first six months of 2013 as compared to the first six months of 2012. The increase is primarily due to improved market valuations in the customer derivative portfolio.
Mortgage income—Mortgage income decreased $21 million for the second quarter of 2013 as compared to the second quarter of 2012. Mortgage income decreased $26 million for the first six months of 2013 as compared to the first six months of 2012. The decrease was driven by the Company's decision to begin retaining 10 and 15-year residential first mortgage originations on its balance sheet beginning in the fourth quarter of 2012 as opposed to selling them in the secondary market and an increase in the cost of hedging mortgage servicing rights.
Credit card / bank card income—Credit card/bank card income decreased $4 million for the second quarter of 2013 as compared to the second quarter of 2012. Credit card/bank card income decreased $9 million for the first six months of 2013 as compared to the first six months of 2012. Credit card income is derived from activity related to the Regions-branded credit card portfolio purchased from FIA Card Services in the second quarter of 2011 and any subsequent originations. Bank card income relates to commercial purchasing cards. In the third quarter of 2012, the Company began recording credit card relationship reward costs as a reduction of credit card revenue, which resulted in the decreases period over period.

NON-INTEREST EXPENSE
The following tables present a summary of non-interest expense. For expanded discussion of certain significant non-interest expense items, refer to the discussion of each component following the tables presented.

Table 22—Non-Interest Expense from Continuing Operations

	Three Months Ended June 30
	2013	2012
	(In millions)
Salaries and employee benefits	$452	$434
Net occupancy expense	92	92
Furniture and equipment expense	69	67
Professional and legal expenses	21	36
Amortization of core deposit intangible	7	21
Other real estate owned expense	1	10
Credit/checkcard expenses	10	19
Deposit administrative fee	37	44
Marketing	24	20
Gain on loans held for sale, net	(11)	(26)
Outside services	26	18
Loss on early extinguishment of debt	56	—
Credit for unfunded credit losses	(15)	—
Other miscellaneous expenses	115	107
	$884	$842

	Six Months Ended June 30
	2013	2012
	(In millions)
Salaries and employee benefits	$899	$876
Net occupancy expense	182	186
Furniture and equipment expense	138	131
Professional and legal expenses	52	63
Amortization of core deposit intangible	14	43
Other real estate owned expense	3	33
Credit/checkcard expenses	19	39
Deposit administrative fee	70	91
Marketing	47	37
Gain on loans held for sale, net	(17)	(34)
Outside services	48	36
Loss on early extinguishment of debt	56	—
Provision (credit) for unfunded credit losses	(10)	13
Other miscellaneous expenses	225	241
	$1,726	$1,755
Salaries and employee benefits—Salaries and employee benefits increased $18 million for the second quarter of 2013 when compared to the second quarter of 2012. Salaries and employee benefits increased $23 million for the first six months of 2013 when compared to the corresponding 2012 period. The increase is primarily due to incentive increases and annual merit increases, partially offset by decreased pension costs. Additional staffing in income producing areas during 2013 also contributed to the increase.

Professional and legal expenses—Professional and legal expenses decreased $15 million for the second quarter of 2013 when compared to the second quarter of 2012. Professional and legal expenses decreased $11 million for the first six months of 2013 compared to the first six months of 2012. The decrease was due to a decline in the level of legal expenses and recognition of recoveries from previously established legal accruals.

Amortization of core deposit intangible—Amortization of core deposit intangible decreased $14 million for the second quarter of 2013 when compared to the second quarter of 2012. Amortization of core deposit intangible decreased $29 million for the first six months of 2013 when compared to the first six months of 2012. Regions' annual 2012 impairment test reflected an increase in the estimated life of Regions' core deposit intangibles, which resulted in a decrease in amortization beginning in 2013.

Other real estate owned expense—Other real estate owned (“OREO”) expense includes the cost of adjusting foreclosed properties to estimated fair value after these assets have been classified as OREO, net gains and losses on sales of properties, and other costs to maintain the property such as property taxes, security, and grounds maintenance. OREO expense decreased $9 million for the second quarter of 2013 compared to the second quarter of 2012. OREO expense decreased $30 million for the first six months of 2013 when compared to the first six months of 2012. The decline in expense was due to lower OREO balances and stabilizing real estate values. See the "Foreclosed Properties" section for additional information.

Credit / checkcard expenses—Credit / checkcard expenses decreased $9 million for the second quarter of 2013 when compared to the second quarter of 2012. Credit / checkcard expenses decreased $20 million for the first six months of 2013 compared to the first six months of 2012. In the third quarter of 2012, the Company began recording credit card relationship reward costs as a reduction of credit card revenue.

Deposit administrative fee—Deposit administrative fees decreased $7 million for the second quarter of 2013 when compared to the second quarter of 2012. Deposit administrative fees decreased $21 million for the first six months of 2013 when compared to the corresponding 2012 period. The decrease is related to lower asset balances, improved performance metrics and a reduction in higher risk loans, all of which impact the fee calculation.

Gain on loans held for sale, net—The Company recorded $15 million less in gains on loans held for sale for the second quarter of 2013 when compared to the same period in 2012, and $17 million less for the first six months of 2013 when compared to 2012. The decreased gains were due to lower balances of non-performing loans held for sale. See Table 10 "Non-Performing Loans Held For Sale" for an analysis.

Outside services—Outside services increased $8 million for the second quarter of 2013 when compared to the second quarter of 2012. Outside services increased $12 million for the first six months of 2013 when compared to the corresponding 2012 period. The increase was primarily due to expenses incurred related to assuming the servicing of the credit card portfolio during the third quarter of 2012, as well as fees related to an increase in the routine purchases of indirect loans from a third party.

Loss on early extinguishment of debt—During the second quarter of 2013, the Company incurred $56 million in losses related to the early extinguishment of debt. The losses related to the tender or redemption of certain senior debt securities and preferred stock, as well as, the redemption of select trust preferred securities. Approximately $24 million of the $56 million losses are non-deductible for income tax purposes.

Credit for unfunded credit losses—During the second quarter of 2013, the Company realized a $15 million recovery in the reserve for unfunded credit losses as a result of a large credit funding during the quarter and as a result was included in the loan portfolio on the balance sheet.
Other miscellaneous expenses—Other miscellaneous expenses increased $8 million for the second quarter of 2013 as compared to the same period of 2012. Other miscellaneous expenses decreased $16 million for the first six months of 2013 as compared to the first six months of 2012. This item includes expenses for communications, postage, supplies and business development services.

INCOME TAXES
The Company’s income tax expense from continuing operations for the three months ended June 30, 2013 was $122 million compared to an income tax expense of $126 million for the same period in 2012, resulting in effective tax rates of 31.3 percent and 26.4 percent, respectively. Income tax expense from continuing operations for the six months ended June 30, 2013 was $236 million compared to an income tax expense of $208 million for the same period in 2012, resulting in effective tax rates of 28.2 percent and 26.1 percent, respectively. The increases in the effective tax rate for the three and six months ended June 30, 2013 were due to the $23 million net tax benefit recorded in the second quarter of 2012 which did not occur in 2013.
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
At June 30, 2013, the Company reported a net deferred tax asset of $876 million, compared to $763 million at December 31, 2012. The increase is due to the change in unrealized losses of securities available for sale which was partially offset by continued reductions in the allowance for loan losses and utilization of tax credit carryforwards.

DISCONTINUED OPERATIONS
Morgan Keegan was sold on April 2, 2012. Regions reported a loss from discontinued operations of $1 million for the second quarter of 2013, compared to income of $4 million for the second quarter of 2012. For the six months ended June 30, 2013, Regions reported income from discontinued operations of $1 million, or $0.00 per diluted common share, compared to a loss from discontinued operations of $36 million, or $(0.03) per diluted common share, for the six months ended June 30, 2012. During 2012, the loss from discontinued operations was primarily due to higher professional and legal expenses.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Reference is made to pages 93 through 96 included in Management’s Discussion and Analysis.

Item 4. Controls and Procedures
Based on an evaluation, as of the end of the period covered by this Form 10-Q, under the supervision and with the participation of Regions’ management, including its Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer have concluded that Regions’ disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) are effective. During the quarter ended June 30, 2013, there have been no changes in Regions’ internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Regions’ internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
Information required by this item is set forth in Note 15, “Commitments, Contingencies and Guarantees” in the Notes to the Consolidated Financial Statements (Unaudited) in Part I. Item 1. of this report, which is incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Information concerning Regions’ repurchases of its outstanding common stock during the three month period ended June 30, 2013, is set forth in the following table:
Issuer Purchases of Equity Securities

Period	Transaction Type	Total Number of Shares Purchased	Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs
April 1 – 30, 2013	Open Market	7,966,952	$8.37		7,966,952	$283,314,252
May 1 – 31, 2013	Open Market	1,822,287	$8.45		1,822,287	$267,907,126
May 1 – 31, 2013	Contractual Repurchase Agreement (1)	8,044,693	TBD		8,044,693	$177,907,126
June 1 – 30, 2013	Open Market	138,537	$8.97		138,537	$176,664,555
Total		17,972,469	TBD	(2)	17,972,469	$176,664,555
_________
TBD - To be determined upon final settlement of the repurchase agreement.
(1) These shares represent 80% of the total shares that were expected to be received upon settlement of the transaction using the initial price per share of $8.95. The final price paid per share upon settlement is expected to be higher than $8.95. The full price paid per the contractual agreement has been deducted from the "Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs" column.
(2) Using $8.95 per share for the shares purchased in May 2013 through the repurchase agreement, the total "Average Price Paid Per Share" during the quarter for all share repurchases would have been $8.64.
On March 19, 2013, Regions' Board of Directors authorized, and Regions announced, a new $350 million common stock purchase plan, permitting repurchases from the beginning of the second quarter of 2013 through the end of the first quarter of 2014. As of June 30, 2013, Regions had repurchased approximately 18 million shares of common stock at a total cost of approximately $173 million before commissions. The total cost paid to repurchase common shares includes the full amount paid as part of a contractual repurchase agreement, where only approximately 80% of the repurchased shares have been received.
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

10.1
Regions Financial Corporation Executive Incentive Plan, incorporated by reference to Appendix A to Proxy Statement filed by registrant on March 26, 2013 and approved by the stockholders at the annual meeting held May 16, 2013

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

DATE: August 8, 2013	Regions Financial Corporation

/S/ HARDIE B. KIMBROUGH, JR.
Hardie B. Kimbrough, Jr. Executive Vice President and Controller (Chief Accounting Officer and Authorized Officer)