Form 10-Q
period 2013-09-30
REGIONS FINANCIAL CORP
filed 2013-11-06
CIK 1281761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2013
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
The number of shares outstanding of each of the issuer’s classes of common stock was 1,377,552,505 shares of common stock, par value $.01, outstanding as of November 1, 2013.

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

•
Regions' ability to take certain capital actions, including paying dividends and any plans to increase common stock dividends, repurchase common stock under current or future programs, or issue or redeem preferred stock or other regulatory capital instruments, is subject to the review of such proposed actions by the Federal Reserve as part of Regions' comprehensive capital plan for applicable period in connection with the regulators' Comprehensive Capital Analysis and Review (CCAR) process and to the acceptance of such capital plan and non-objection to such capital actions by the Federal Reserve.

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

•
The reputational damage, cost and other effects of material contingencies, including litigation contingencies, and negative publicity, fines, penalties, and other negative consequences from any adverse judicial, administrative, or arbitral rulings or proceedings, regulatory violations and legal actions.

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

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2013	December 31, 2012
	(In millions, except share data)
Assets
Cash and due from banks	$2,032	$1,979
Interest-bearing deposits in other banks	1,827	3,510
Trading account securities	119	116
Securities held to maturity (estimated fair value of $2,385 and $11, respectively)	2,388	10
Securities available for sale	21,630	27,244
Loans held for sale (includes $611 and $1,282 measured at fair value, respectively)	673	1,383
Loans, net of unearned income	75,892	73,995
Allowance for loan losses	(1,540)	(1,919)
Net loans	74,352	72,076
Other interest-earning assets	105	900
Premises and equipment, net	2,218	2,279
Interest receivable	331	344
Goodwill	4,816	4,816
Mortgage servicing rights at fair value	281	191
Other identifiable intangible assets	307	345
Other assets	5,785	6,154
Total assets	$116,864	$121,347
Liabilities and Stockholders’ Equity
Deposits:
Non-interest-bearing	$30,308	$29,963
Interest-bearing	62,013	65,511
Total deposits	92,321	95,474
Borrowed funds:
Short-term borrowings:
Federal funds purchased and securities sold under agreements to repurchase	1,773	1,449
Other short-term borrowings	—	125
Total short-term borrowings	1,773	1,574
Long-term borrowings	4,838	5,861
Total borrowed funds	6,611	7,435
Other liabilities	2,443	2,939
Total liabilities	101,375	105,848
Stockholders’ equity:
Preferred stock, authorized 10 million shares:
Series A, non-cumulative perpetual, par value $1.00 (liquidation preference $1,000.00) per share, including related surplus, net of discount; Issued—500,000 shares	458	482
Common stock, par value $.01 per share:
Authorized 3 billion shares
Issued including treasury stock—1,418,838,161 and 1,454,626,952 shares, respectively	14	15
Additional paid-in capital	19,248	19,652
Retained earnings (deficit)	(2,443)	(3,338)
Treasury stock, at cost—41,285,656 and 41,287,460 shares, respectively	(1,377)	(1,377)
Accumulated other comprehensive income (loss), net	(411)	65
Total stockholders’ equity	15,489	15,499
Total liabilities and stockholders’ equity	$116,864	$121,347

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
	(In millions, except per share data)
Interest income on:
Loans, including fees	$758	$783	$2,247	$2,401
Securities - taxable	144	170	452	523
Loans held for sale	6	9	23	23
Trading account securities	1	—	2	1
Other interest-earning assets	2	2	5	7
Total interest income	911	964	2,729	2,955
Interest expense on:
Deposits	31	67	106	231
Short-term borrowings	1	1	2	1
Long-term borrowings	55	79	191	241
Total interest expense	87	147	299	473
Net interest income	824	817	2,430	2,482
Provision for loan losses	18	33	59	176
Net interest income after provision for loan losses	806	784	2,371	2,306
Non-interest income:
Service charges on deposit accounts	251	244	730	731
Mortgage income	52	106	193	273
Investment management and trust fee income	50	48	148	147
Securities gains (losses), net	3	12	26	36
Other	139	123	396	377
Total non-interest income	495	533	1,493	1,564
Non-interest expense:
Salaries and employee benefits	455	449	1,354	1,325
Net occupancy expense	92	99	274	285
Furniture and equipment expense	71	65	209	196
Other	266	256	773	818
Total non-interest expense	884	869	2,610	2,624
Income from continuing operations before income taxes	417	448	1,254	1,246
Income tax expense	124	136	360	344
Income from continuing operations	293	312	894	902
Discontinued operations:
Income (loss) from discontinued operations before income taxes	(1)	(19)	1	(80)
Income tax benefit	(1)	(8)	—	(33)
Income (loss) from discontinued operations, net of tax	—	(11)	1	(47)
Net income	$293	$301	$895	$855
Net income from continuing operations available to common shareholders	$285	$312	$870	$777
Net income available to common shareholders	$285	$301	$871	$730
Weighted-average number of shares outstanding:
Basic	1,388	1,414	1,401	1,370
Diluted	1,405	1,423	1,415	1,375
Earnings per common share from continuing operations:
Basic	$0.21	$0.22	$0.62	$0.57
Diluted	0.20	0.22	0.61	0.57
Earnings per common share:
Basic	$0.21	$0.21	$0.62	$0.53
Diluted	0.20	0.21	0.62	0.53
Cash dividends declared per common share	0.03	0.01	0.07	0.03
See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30
	2013	2012
	(In millions)
Net income	$293	$301
Other comprehensive income (loss), net of tax:
Unrealized losses on securities transferred to held to maturity:
Unrealized losses on securities transferred to held for sale (net of zero tax effect for the three months ended September 30, 2013 and 2012)	—	—
Less: amortization of unrealized losses on securities transferred to held to maturity (net of ($2) and zero tax effect for the three months ended September 30, 2013 and 2012, respectively)	(2)	—
Net change in unrealized losses on securities transferred to held to maturity	2	—
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period (net of $26 and $93 tax effect for the three months ended September 30, 2013 and 2012, respectively)	43	150
Less: reclassification adjustments for securities gains (losses) realized in net income (net of $1 and $5 tax effect for the three months ended September 30, 2013 and 2012, respectively)	2	7
Net change in unrealized gains (losses) on securities available for sale, net of tax	41	143
Unrealized gains (losses) on derivative instruments designated as cash flow hedges:
Unrealized holding gains (losses) on derivatives arising during the period (net of $18 and $2 tax effect for the three months ended September 30, 2013 and 2012, respectively)	28	4
Less: reclassification adjustments for gains (losses) realized in net income (net of $10 and $6 tax effect for the three months ended September 30, 2013 and 2012, respectively)	16	10
Net change in unrealized gains (losses) on derivative instruments, net of tax	12	(6)
Defined benefit pension plans and other post employment benefits:
Net actuarial gains (losses) arising during the period (net of zero tax effect for the three months ended September 30, 2013 and 2012)	—	—
Less: reclassification adjustments for amortization of actuarial loss and prior service cost realized in net income, and other (net of $(7) tax effect for the three months ended September 30, 2013 and 2012)	(12)	(11)
Net change from defined benefit pension plans, net of tax	12	11
Other comprehensive income (loss), net of tax	67	148
Comprehensive income (loss)	$360	$449

	Nine Months Ended September 30
	2013	2012
	(In millions)
Net income	$895	$855
Other comprehensive income (loss), net of tax:
Unrealized losses on securities transferred to held to maturity:
Unrealized losses on securities transferred to held to maturity during the period (net of $(43) and zero tax effect for the nine months ended September 30, 2013 and 2012, respectively)	(68)	—
Less: amortization of unrealized losses on securities held to maturity (net of ($2) and zero tax effect for the nine months ended September 30, 2013 and 2012, respectively)	(2)	—
Net change in unrealized losses on securities transferred to held to maturity	(66)	—
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period (net of $(232) and $145 tax effect for the nine months ended September 30, 2013 and 2012, respectively)	(378)	238
Less: reclassification adjustments for securities gains (losses) realized in net income (net of $9 and $13 tax effect for the nine months ended September 30, 2013 and 2012, respectively)	17	23
Net change in unrealized gains (losses) on securities available for sale	(395)	215
Unrealized gains (losses) on derivative instruments designated as cash flow hedges:
Unrealized holding gains (losses) on derivatives arising during the period (net of $(6) and $31 tax effect for the nine months ended September 30, 2013 and 2012 respectively)	(10)	51
Less: reclassification adjustments for gains (losses) realized in net income (net of $22 and $19 tax effect for the nine months ended September 30, 2013 and 2012, respectively)	36	31
Net change in unrealized gains (losses) on derivative instruments	(46)	20
Defined benefit pension plans and other post employment benefits:
Net actuarial gains (losses) arising during the period (net of zero and $2 tax effect for the nine months ended September 30, 2013 and 2012, respectively)	(2)	2
Less: reclassification adjustments for amortization of actuarial loss and prior service cost realized in net income, and other (net of $(19) and $(20) tax effect for the nine months ended September 30, 2013 and 2012, respectively)	(33)	(34)
Net change from defined benefit pension plans	31	36
Other comprehensive income (loss), net of tax	(476)	271
Comprehensive income (loss)	$419	$1,126
See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Treasury Stock, At Cost	Accumulated Other Comprehensive Income (Loss), Net	Total
	Shares	Amount	Shares	Amount
	(In millions, except share and per share data)
BALANCE AT JANUARY 1, 2012(1)	4	$3,419	1,259	$13	$18,855	$(4,322)	$(1,397)	$(69)	$16,499
Net income	—	—	—	—	—	855	—	—	855
Net change in unrealized gains and losses on securities available for sale, net of tax and reclassification adjustment	—	—	—	—	—	—	—	215	215
Net change in unrealized gains and losses on derivative instruments, net of tax and reclassification adjustment	—	—	—	—	—	—	—	20	20
Net change from defined benefit pension plans, net of tax	—	—	—	—	—	—	—	36	36
Cash dividends declared—$0.03 per share(1)	—	—	—	—	(41)	—	—	—	(41)
Preferred dividends:
U.S. Treasury preferred stock dividends	—	—	—	—	—	(44)	—	—	(44)
Preferred stock transactions:
Discount accretion	—	10	—	—	—	(10)	—	—	—
Repurchase of Series A preferred stock issued to the U.S. Treasury and associated accelerated accretion	(4)	(3,429)	—	—	—	(71)	—	—	(3,500)
Repurchase of warrant from the U.S. Treasury	—	—	—	—	(45)	—	—	—	(45)
Common stock transactions:
Net proceeds from issuance of 153 million shares of common stock	—	—	153	2	873	—	—	—	875
Impact of stock transactions under compensation plans, net	—	—	1	—	22	(11)	20	—	31
BALANCE AT SEPTEMBER 30, 2012(1)	—	$—	1,413	$15	$19,664	$(3,603)	$(1,377)	$202	$14,901

BALANCE AT JANUARY 1, 2013	1	$482	1,413	$15	$19,652	$(3,338)	$(1,377)	$65	$15,499
Net income	—	—	—	—	—	895	—	—	895
Unrealized losses on securities transferred to held to maturity(2)	—	—	—	—	—	—	—	(68)	(68)
Amortization of unrealized losses on securities transferred to held to maturity	—	—	—	—	—	—	—	2	2
Net change in unrealized gains and losses on securities available for sale, net of tax and reclassification adjustment	—	—	—	—	—	—	—	(395)	(395)
Net change in unrealized gains and losses on derivative instruments, net of tax and reclassification adjustment	—	—	—	—	—	—	—	(46)	(46)
Net change from defined benefit pension plans, net of tax	—	—	—	—	—	—	—	31	31
Cash dividends declared—$0.07 per share	—	—	—	—	(97)	—	—	—	(97)
Series A preferred stock dividends	—	(24)	—	—	—	—	—	—	(24)
Common stock transactions:
Impact of share repurchase	—	—	(36)	(1)	(339)	—	—	—	(340)
Impact of stock transactions under compensation plans, net	—	—	1	—	32	—	—	—	32
BALANCE AT SEPTEMBER 30, 2013	1	$458	1,378	$14	$19,248	$(2,443)	$(1,377)	$(411)	$15,489
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

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30
	2013	2012
	(In millions)
Operating activities:
Net income	$895	$855
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	59	176
Depreciation, amortization and accretion, net	497	530
Provision for losses on other real estate, net	14	24
Securities (gains) losses, net	(26)	(36)
Gain on disposition of business	—	(16)
Deferred income tax expense	310	299
Originations and purchases of loans held for sale	(3,373)	(4,598)
Proceeds from sales of loans held for sale	4,156	4,393
(Gain) loss on sale of loans, net	(101)	(117)
(Gain) loss on early extinguishment of debt	61	—
(Gain) loss on sale of other assets	(24)	—
Net change in operating assets and liabilities:
Trading account assets	(3)	189
Other interest-earning assets	795	(162)
Interest receivable	13	(4)
Other assets	331	42
Other liabilities	(451)	628
Other	(7)	12
Net cash from operating activities	3,146	2,215
Investing activities:
Proceeds from sales of securities available for sale	3,543	1,745
Proceeds from maturities of securities held to maturity	41	4
Proceeds from maturities of securities available for sale	4,611	4,923
Purchases of securities available for sale	(5,888)	(8,812)
Proceeds from sales of loans	152	764
Purchases of loans	(733)	(661)
Purchases of servicing rights	(28)	—
Net change in loans	(1,970)	1,321
Net purchases of premises and equipment	(122)	(114)
Proceeds from disposition of business, net of cash transferred	—	855
Net cash from investing activities	(394)	25
Financing activities:
Net change in deposits	(3,153)	(746)
Net change in short-term borrowings	199	(202)
Proceeds from long-term borrowings	750	—
Payments on long-term borrowings	(1,717)	(1,853)
Cash dividends on common stock	(97)	(41)
Cash dividends on Series A preferred stock issued to the U.S. Treasury	—	(44)
Cash dividends on Series A preferred stock	(24)	—
Net proceeds from issuance of common stock	—	875
Repurchase of common stock	(340)	—
Repurchase of Series A preferred stock issued to the U.S. Treasury	—	(3,500)
Repurchase of warrant	—	(45)
Other	—	1
Net cash from financing activities	(4,382)	(5,555)
Net change in cash and cash equivalents	(1,630)	(3,315)
Cash and cash equivalents at beginning of year	5,489	7,245
Cash and cash equivalents at end of period	$3,859	$3,930

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Three and Nine Months Ended September 30, 2013 and 2012
NOTE 1. BASIS OF PRESENTATION
Regions Financial Corporation (“Regions” or the “Company”) provides a full range of banking and bank-related services to individual and corporate customers through its subsidiaries and branch offices located primarily in Alabama, Arkansas, Florida, Georgia, Illinois, Indiana, Iowa, Kentucky, Louisiana, Mississippi, Missouri, North Carolina, South Carolina, Tennessee, Texas and Virginia. The Company is subject to competition from other financial institutions, is subject to the regulations of certain government agencies and undergoes periodic examinations by certain of those regulatory authorities.
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

The following table represents the condensed results of operations for discontinued operations for the three and nine months ended September 30:

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
	(In millions, except per share data)
Interest income	$—	$—	$—	$8
Interest expense	—	—	—	1
Net interest income	—	—	—	7
Non-interest income:
Brokerage, investment banking and capital markets	—	—	—	233
Gain on sale	—	1	—	16
Other	—	—	—	7
Total non-interest income	—	1	—	256
Non-interest expense:
Salaries and employee benefits	—	—	—	171
Net occupancy expense	—	—	—	9
Furniture and equipment expense	—	—	—	8
Professional and legal expenses	3	19	(1)	125
Other	(2)	1	—	30
Total non-interest expense	1	20	(1)	343
Income (loss) from discontinued operations before income taxes	(1)	(19)	1	(80)
Income tax expense (benefit)	(1)	(8)	—	(33)
Income (loss) from discontinued operations, net of tax	$—	$(11)	$1	$(47)
Earnings (loss) per common share from discontinued operations:
Basic	$(0.00)	$(0.01)	$0.00	$(0.04)
Diluted	$(0.00)	$(0.01)	$0.00	$(0.04)

NOTE 3. SECURITIES
The amortized cost, gross unrealized gains and losses, and estimated fair value of securities held to maturity and securities available for sale are as follows:

	September 30, 2013
		Recognized in OCI (1)			Not recognized in OCI
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Securities held to maturity:
U.S. Treasury securities	$2	$—	$—	$2	$—	$—	$2
Federal agency securities	350	—	(15)	335	1	—	336
Mortgage-backed securities:
Residential agency	1,914	—	(83)	1,831	3	(6)	1,828
Commercial agency	229	—	(9)	220	—	(1)	219
	$2,495	$—	$(107)	$2,388	$4	$(7)	$2,385

Securities available for sale:
U.S. Treasury securities	$51	$1	$—	$52			$52
Federal agency securities	98	1	—	99			99
Obligations of states and political subdivisions	5	—	—	5			5
Mortgage-backed securities:
Residential agency	15,770	236	(101)	15,905			15,905
Residential non-agency	9	1	—	10			10
Commercial agency	864	5	(14)	855			855
Commercial non-agency	1,211	12	(30)	1,193			1,193
Corporate and other debt securities	2,868	34	(88)	2,814			2,814
Equity securities	689	8	—	697			697
	$21,565	$298	$(233)	$21,630			$21,630
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

	September 30, 2013	December 31, 2012
	(In millions)
Federal Reserve Bank	$495	$484
Federal Home Loan Bank	67	73
Securities with carrying values of $12.2 billion and $11.8 billion at September 30, 2013 and December 31, 2012, respectively, were pledged to secure public funds, trust deposits and certain borrowing arrangements.
The amortized cost and estimated fair value of securities available for sale and securities held to maturity at September 30, 2013, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(In millions)
Securities held to maturity:
Due in one year or less	$1	$1
Due after one year through five years	2	2
Due after five years through ten years	349	335
Mortgage-backed securities:
Residential agency	1,914	1,828
Commercial agency	229	219
	$2,495	$2,385
Securities available for sale:
Due in one year or less	$49	$49
Due after one year through five years	1,035	1,047
Due after five years through ten years	1,555	1,500
Due after ten years	383	374
Mortgage-backed securities:
Residential agency	15,770	15,905
Residential non-agency	9	10
Commercial agency	864	855
Commercial non-agency	1,211	1,193
Equity securities	689	697
	$21,565	$21,630

The following tables present gross unrealized losses and the related estimated fair value of securities available for sale and held to maturity at September 30, 2013 and for securities available for sale at December 31, 2012. There were no gross unrealized losses on debt securities held to maturity at December 31, 2012. For securities transferred to held for maturity from available for sale, the analysis in the tables below is comparing the securities' original amortized cost to its current estimated fair value. These securities are segregated between investments that have been in a continuous unrealized loss position for less than twelve months and twelve months or more.

	September 30, 2013
	Less Than Twelve Months		Twelve Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In millions)
Securities held to maturity:
Federal agency securities	$335	$(14)	$—	$—	$335	$(14)
Mortgage-backed securities:
Residential agency	1,515	(71)	311	(15)	1,826	(86)
Commercial agency	218	(10)	—	—	218	(10)
	$2,068	$(95)	$311	$(15)	$2,379	$(110)

Securities available for sale:
U.S. Treasury securities	$6	$—	$9	$—	$15	$—
Federal agency securities	1	—	10	—	11	—
Mortgage-backed securities:
Residential agency	4,465	(94)	273	(7)	4,738	(101)
Commercial agency	467	(14)	—	—	467	(14)
Commercial non-agency	709	(30)	—	—	709	(30)
All other securities	1,716	(86)	21	(2)	1,737	(88)
	$7,364	$(224)	$313	$(9)	$7,677	$(233)

	December 31, 2012
	Less Than Twelve Months		Twelve Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In millions)
Securities available for sale:
Federal agency securities	$350	$(1)	$—	$—	$350	$(1)
Mortgage-backed securities:
Residential agency	1,777	(16)	157	(2)	1,934	(18)
All other securities	884	(9)	—	—	884	(9)
	$3,011	$(26)	$157	$(2)	$3,168	$(28)

The number of individual securities in an unrealized loss position in the tables above increased from 378 at December 31, 2012 to 915 at September 30, 2013. The increase in the number of securities and the total amount of unrealized losses from year-end 2012 was primarily due to changes in interest rates. In some instances, spread widening also contributed to some degradation; however, there was no indication of an adverse change in credit on any of the underlying securities in the tables above. Management believes no individual unrealized loss represented an other-than-temporary impairment as of those dates. The Company does not intend to sell, and it is not more likely than not that the Company will be required to sell, the securities before the recovery of their amortized cost basis, which may be at maturity.
Credit-related impairment charges were immaterial for the three and nine months ended September 30, 2013. For the three and nine months ended September 30, 2012, Regions recorded a credit-related impairment charge of approximately zero and $2 million, respectively.

Gross realized gains and gross realized losses on sales of securities available for sale are shown in the table below. The cost of securities sold is based on the specific identification method.

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
	(In millions)
Gross realized gains	$7	$13	$52	$37
Gross realized losses	(4)	(1)	(26)	(1)
Securities gains, net	$3	$12	$26	$36

NOTE 4. LOANS AND THE ALLOWANCE FOR CREDIT LOSSES

LOANS
The following table presents the distribution of Regions' loan portfolio by segment and class, net of unearned income:

	September 30, 2013	December 31, 2012
	(In millions, net of unearned income)
Commercial and industrial	$29,863	$26,674
Commercial real estate mortgage—owner-occupied	9,566	10,095
Commercial real estate construction—owner-occupied	377	302
Total commercial	39,806	37,071
Commercial investor real estate mortgage	5,613	6,808
Commercial investor real estate construction	1,317	914
Total investor real estate	6,930	7,722
Residential first mortgage	12,856	12,963
Home equity	11,349	11,800
Indirect	2,889	2,336
Consumer credit card	896	906
Other consumer	1,166	1,197
Total consumer	29,156	29,202
	$75,892	$73,995
During the three months ended September 30, 2013 and 2012, Regions purchased approximately $277 million and $254 million, respectively, in indirect loans from a third party. During the nine months ended September 30, 2013 and 2012, the comparable loan purchase amounts were approximately $733 million and $661 million, respectively.
At September 30, 2013, $11.5 billion in loans held by Regions were pledged to secure borrowings from the FHLB. At September 30, 2013, an additional $25.7 billion of loans held by Regions were pledged to the Federal Reserve Bank.

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

ROLLFORWARD OF ALLOWANCE FOR CREDIT LOSSES
The following tables present analyses of the allowance for credit losses by portfolio segment for the three and nine months ended September 30, 2013 and 2012. The total allowance for loan losses and the related loan portfolio ending balances as of September 30, 2013 and 2012 are disaggregated to detail the amounts derived through individual evaluation and collective evaluation for impairment. Prior to the second quarter of 2013, only impaired loans with the amount of impairment measured at a note-level (i.e. non-accrual commercial and investor real-estate loans greater than or equal to $2.5 million) were reported as individually evaluated in the tables below. In the second quarter of 2013, Regions revised its presentation to also reflect all TDRs as individually evaluated for impairment. The allowance for loan losses and the loan portfolio ending balances related to collectively evaluated loans included the remainder of the portfolio. Prior period amounts were reclassified to conform to this presentation.
Beginning in the third quarter of 2013, Regions revised its estimation process for non-accrual commercial and investor real-estate loans less than $2.5 million to utilize the same discounted cash flow analysis used for accruing and non-accruing TDRs less than $2.5 million described in Note 1 to the Annual Report on Form 10-K for the year ended December 31, 2012. This change in the estimation process did not have a material impact to the overall level of the allowance for loan losses or the provision for loan losses. As a result, the September 30, 2013 allowance for loan losses and the loan portfolio ending balances for loans individually evaluated for impairment reflect this revision in the tables below.

	Three Months Ended September 30, 2013
	Commercial	Investor Real Estate	Consumer	Total
	(In millions)
Allowance for loan losses, July 1, 2013	$764	$342	$530	$1,636
Provision (credit) for loan losses	29	(37)	26	18
Loan losses:
Charge-offs	(54)	(13)	(89)	(156)
Recoveries	17	8	17	42
Net loan losses	(37)	(5)	(72)	(114)
Allowance for loan losses, September 30, 2013	756	300	484	1,540
Reserve for unfunded credit commitments, July 1, 2013	$60	$9	$4	$73
Provision (credit) for unfunded credit losses	3	(1)	(1)	1
Reserve for unfunded credit commitments, September 30, 2013	63	8	3	74
Allowance for credit losses, September 30, 2013	$819	$308	$487	$1,614

	Three Months Ended September 30, 2012
	Commercial	Investor Real Estate	Consumer	Total
	(In millions)
Allowance for loan losses, July 1, 2012	$884	$766	$641	$2,291
Provision (credit) for loan losses	37	(112)	108	33
Loan losses:
Charge-offs	(91)	(74)	(133)	(298)
Recoveries	17	4	15	36
Net loan losses	(74)	(70)	(118)	(262)
Allowance for loan losses, September 30, 2012	847	584	631	2,062
Reserve for unfunded credit commitments, July 1, 2012	$61	$26	$4	$91
Credit for unfunded credit losses	(3)	(12)	—	(15)
Reserve for unfunded credit commitments, September 30, 2012	58	14	4	76
Allowance for credit losses, September 30, 2012	$905	$598	$635	$2,138

	Nine Months Ended September 30, 2013
	Commercial	Investor Real Estate	Consumer	Total
	(In millions)
Allowance for loan losses, January 1, 2013	$847	$469	$603	$1,919
Provision (credit) for loan losses	86	(136)	109	59
Loan losses:
Charge-offs	(230)	(59)	(281)	(570)
Recoveries	53	26	53	132
Net loan losses	(177)	(33)	(228)	(438)
Allowance for loan losses, September 30, 2013	756	300	484	1,540
Reserve for unfunded credit commitments, January 1, 2013	$69	$10	$4	$83
Credit for unfunded credit losses	(6)	(2)	(1)	(9)
Reserve for unfunded credit commitments, September 30, 2013	63	8	3	74
Allowance for credit losses, September 30, 2013	$819	$308	$487	$1,614
Portion of ending allowance for loan losses:
Individually evaluated for impairment	$261	$159	$162	$582
Collectively evaluated for impairment	495	141	322	958
Total allowance for loan losses	$756	$300	$484	$1,540
Portion of loan portfolio ending balance:
Individually evaluated for impairment	$1,184	$1,006	$1,589	$3,779
Collectively evaluated for impairment	38,622	5,924	27,567	72,113
Total loans evaluated for impairment	$39,806	$6,930	$29,156	$75,892

	Nine Months Ended September 30, 2012
	Commercial	Investor Real Estate	Consumer	Total
	(In millions)
Allowance for loan losses, January 1, 2012	$1,030	$991	$724	$2,745
Provision (credit) for loan losses	82	(202)	296	176
Loan losses:
Charge-offs	(323)	(231)	(435)	(989)
Recoveries	58	26	46	130
Net loan losses	(265)	(205)	(389)	(859)
Allowance for loan losses, September 30, 2012	847	584	631	2,062
Reserve for unfunded credit commitments, January 1, 2012	$30	$26	$22	$78
Provision (credit) for unfunded credit losses	28	(12)	(18)	(2)
Reserve for unfunded credit commitments, September 30, 2012	58	14	4	76
Allowance for credit losses, September 30, 2012	$905	$598	$635	$2,138
Portion of ending allowance for loan losses:
Individually evaluated for impairment*	$222	$276	$203	$701
Collectively evaluated for impairment*	625	308	428	1,361
Total allowance for loan losses	$847	$584	$631	$2,062
Portion of loan portfolio ending balance:
Individually evaluated for impairment*	$1,136	$1,459	$1,657	$4,252
Collectively evaluated for impairment*	35,856	7,254	27,897	71,007
Total loans evaluated for impairment	$36,992	$8,713	$29,554	$75,259
_________
*As discussed above, prior period amounts have been reclassified to conform to the current period classification.
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
CREDIT QUALITY INDICATORS
The following tables present credit quality indicators for the loan portfolio segments and classes, excluding loans held for sale, as of September 30, 2013 and December 31, 2012. Commercial and investor real estate loan portfolio segments are detailed by categories related to underlying credit quality and probability of default. Regions assigns these categories at loan origination and reviews the relationship utilizing a risk-based approach on, at minimum, an annual basis or at any time management becomes aware of information affecting the borrowers' ability to fulfill their obligations. Both quantitative and qualitative factors are considered in this review process. These categories are utilized to develop the associated allowance for credit losses.

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

	September 30, 2013
	Pass	Special Mention	Substandard Accrual	Non-accrual	Total
	(In millions)
Commercial and industrial	$28,502	$467	$511	$383	$29,863
Commercial real estate mortgage—owner-occupied	8,683	228	291	364	9,566
Commercial real estate construction—owner-occupied	331	29	5	12	377
Total commercial	$37,516	$724	$807	$759	$39,806
Commercial investor real estate mortgage	$4,493	$272	$572	$276	$5,613
Commercial investor real estate construction	1,215	39	32	31	1,317
Total investor real estate	$5,708	$311	$604	$307	$6,930

			Accrual	Non-accrual	Total
			(In millions)
Residential first mortgage			$12,689	$167	$12,856
Home equity			11,228	121	11,349
Indirect			2,889	—	2,889
Consumer credit card			896	—	896
Other consumer			1,166	—	1,166
Total consumer			$28,868	$288	$29,156
					$75,892

	December 31, 2012
	Pass	Special Mention	Substandard Accrual	Non-accrual	Total
	(In millions)
Commercial and industrial	$25,225	$560	$480	$409	$26,674
Commercial real estate mortgage—owner-occupied	8,976	240	440	439	10,095
Commercial real estate construction—owner-occupied	278	3	7	14	302
Total commercial	$34,479	$803	$927	$862	$37,071
Commercial investor real estate mortgage	$5,089	$435	$827	$457	$6,808
Commercial investor real estate construction	733	98	63	20	914
Total investor real estate	$5,822	$533	$890	$477	$7,722

			Accrual	Non-accrual	Total
			(In millions)
Residential first mortgage			$12,749	$214	$12,963
Home equity			11,672	128	11,800
Indirect			2,336	—	2,336
Consumer credit card			906	—	906
Other consumer			1,197	—	1,197
Total consumer			$28,860	$342	$29,202
					$73,995

AGING ANALYSIS
The following tables include an aging analysis of days past due (DPD) for each portfolio segment and class as of September 30, 2013 and December 31, 2012:

	September 30, 2013
	Accrual Loans
	30-59 DPD	60-89 DPD	90+ DPD	Total 30+ DPD	Total Accrual	Non-accrual	Total
	(In millions)
Commercial and industrial	$18	$13	$6	$37	$29,480	$383	$29,863
Commercial real estate mortgage—owner-occupied	42	14	7	63	9,202	364	9,566
Commercial real estate construction—owner-occupied	1	—	—	1	365	12	377
Total commercial	61	27	13	101	39,047	759	39,806
Commercial investor real estate mortgage	62	56	15	133	5,337	276	5,613
Commercial investor real estate construction	1	3	1	5	1,286	31	1,317
Total investor real estate	63	59	16	138	6,623	307	6,930
Residential first mortgage	124	70	246	440	12,689	167	12,856
Home equity	89	42	72	203	11,228	121	11,349
Indirect	31	8	4	43	2,889	—	2,889
Consumer credit card	8	4	12	24	896	—	896
Other consumer	15	5	4	24	1,166	—	1,166
Total consumer	267	129	338	734	28,868	288	29,156
	$391	$215	$367	$973	$74,538	$1,354	$75,892

	December 31, 2012
	Accrual Loans
	30-59 DPD	60-89 DPD	90+ DPD	Total 30+ DPD	Total Accrual	Non-accrual	Total
	(In millions)
Commercial and industrial	$27	$23	$19	$69	$26,265	$409	$26,674
Commercial real estate mortgage—owner-occupied	49	28	6	83	9,656	439	10,095
Commercial real estate construction—owner-occupied	—	—	—	—	288	14	302
Total commercial	76	51	25	152	36,209	862	37,071
Commercial investor real estate mortgage	38	42	11	91	6,351	457	6,808
Commercial investor real estate construction	1	1	—	2	894	20	914
Total investor real estate	39	43	11	93	7,245	477	7,722
Residential first mortgage	149	86	307	542	12,749	214	12,963
Home equity	100	53	87	240	11,672	128	11,800
Indirect	31	9	3	43	2,336	—	2,336
Consumer credit card	7	7	14	28	906	—	906
Other consumer	19	5	3	27	1,197	—	1,197
Total consumer	306	160	414	880	28,860	342	29,202
	$421	$254	$450	$1,125	$72,314	$1,681	$73,995

IMPAIRED LOANS
The following tables present details related to the Company’s impaired loans as of September 30, 2013 and December 31, 2012. Loans deemed to be impaired include all non-accrual commercial and investor real estate loans (including those less than $2.5 million), excluding leases, and all troubled debt restructurings ("TDRs") (including accruing TDRs). Loans which have been fully charged-off do not appear in the tables below.

	Non-accrual Impaired Loans As of September 30, 2013
			Book Value(3)
	Unpaid Principal Balance(1)	Charge-offs and Payments Applied(2)	Total Impaired Loans on Non-accrual Status	Impaired Loans on Non-accrual Status with No Related Allowance	Impaired Loans on Non-accrual Status with Related Allowance	Related Allowance for Loan Losses	Coverage %(4)
	(Dollars in millions)
Commercial and industrial	$446	$84	$362	$49	$313	$94	39.9%
Commercial real estate mortgage—owner-occupied	412	48	364	46	318	108	37.9
Commercial real estate construction—owner-occupied	13	1	12	—	12	6	53.8
Total commercial	871	133	738	95	643	208	39.2
Commercial investor real estate mortgage	358	82	276	24	252	75	43.9
Commercial investor real estate construction	37	6	31	—	31	10	43.2
Total investor real estate	395	88	307	24	283	85	43.8
Residential first mortgage	133	44	89	—	89	11	41.4
Home equity	18	—	18	—	18	1	5.6
Total consumer	151	44	107	—	107	12	37.1
Total	$1,417	$265	$1,152	$119	$1,033	$305	40.2%

	Accruing Impaired Loans As of September 30, 2013
	Unpaid Principal Balance(1)	Charge-offs and Payments Applied(2)	Book Value(3)	Related Allowance for Loan Losses	Coverage %(4)
	(Dollars in millions)
Commercial and industrial	$258	$5	$253	$35	15.5%
Commercial real estate mortgage—owner-occupied	172	4	168	17	12.2
Commercial real estate construction—owner-occupied	26	1	25	1	7.7
Total commercial	456	10	446	53	13.8
Commercial investor real estate mortgage	638	13	625	66	12.4
Commercial investor real estate construction	74	—	74	8	10.8
Total investor real estate	712	13	699	74	12.2
Residential first mortgage	1,086	15	1,071	124	12.8
Home equity	379	—	379	26	6.9
Indirect	1	—	1	—	—
Consumer credit card	2	—	2	—	—
Other consumer	29	—	29	—	—
Total consumer	1,497	15	1,482	150	11.0
Total	$2,665	$38	$2,627	$277	11.8%

	Total Impaired Loans As of September 30, 2013
			Book Value(3)
	Unpaid Principal Balance(1)	Charge-offs and Payments Applied(2)	Total Impaired Loans	Impaired Loans with No Related Allowance	Impaired Loans with Related Allowance	Related Allowance for Loan Losses	Coverage %(4)
	(Dollars in millions)
Commercial and industrial	$704	$89	$615	$49	$566	$129	31.0%
Commercial real estate mortgage—owner- occupied	584	52	532	46	486	125	30.3
Commercial real estate construction—owner-occupied	39	2	37	—	37	7	23.1
Total commercial	1,327	143	1,184	95	1,089	261	30.4
Commercial investor real estate mortgage	996	95	901	24	877	141	23.7
Commercial investor real estate construction	111	6	105	—	105	18	21.6
Total investor real estate	1,107	101	1,006	24	982	159	23.5
Residential first mortgage	1,219	59	1,160	—	1,160	135	15.9
Home equity	397	—	397	—	397	27	6.8
Indirect	1	—	1	—	1	—	—
Consumer credit card	2	—	2	—	2	—	—
Other consumer	29	—	29	—	29	—	—
Total consumer	1,648	59	1,589	—	1,589	162	13.4
Total impaired loans	$4,082	$303	$3,779	$119	$3,660	$582	21.7%

_________

(1)	Unpaid principal balance represents the contractual obligation due from the customer and includes the net book value plus charge-offs and payments applied.

(2)	Charge-offs and payments applied represents cumulative partial charge-offs taken, as well as interest payments received that have been applied against the outstanding principal balance.

(3)	Book value represents the unpaid principal balance less charge-offs and payments applied; it is shown before any allowance for loan losses.

(4)	Coverage % represents charge-offs and payments applied plus the related allowance as a percent of the unpaid principal balance.

	Non-accrual Impaired Loans As of December 31, 2012
			Book Value(3)
	Unpaid Principal Balance(1)	Charge-offs and Payments Applied(2)	Total Impaired Loans on Non-accrual Status	Impaired Loans on Non-accrual Status with No Related Allowance	Impaired Loans on Non-accrual Status with Related Allowance	Related Allowance for Loan Losses	Coverage %(4)
	(Dollars in millions)
Commercial and industrial	$467	$62	$405	$63	$342	$128	40.7%
Commercial real estate mortgage—owner-occupied	503	64	439	44	395	148	42.1
Commercial real estate construction—owner-occupied	18	4	14	4	10	3	38.9
Total commercial	988	130	858	111	747	279	41.4
Commercial investor real estate mortgage	560	103	457	54	403	132	42.0
Commercial investor real estate construction	26	6	20	2	18	7	50.0
Total investor real estate	586	109	477	56	421	139	42.3
Residential first mortgage	152	55	97	—	97	13	44.7
Home equity	32	11	21	—	21	2	40.6
Total consumer	184	66	118	—	118	15	44.0
Total	$1,758	$305	$1,453	$167	$1,286	$433	42.0%

	Accruing Impaired Loans As of December 31, 2012
	Unpaid Principal Balance(1)	Charge-offs and Payments Applied(2)	Book Value(3)	Related Allowance for Loan Losses	Coverage %(4)
	(Dollars in millions)
Commercial and industrial	$299	$7	$292	$42	16.4%
Commercial real estate mortgage—owner-occupied	213	4	209	25	13.6
Commercial real estate construction—owner-occupied	1	—	1	—	—
Total commercial	513	11	502	67	15.2
Commercial investor real estate mortgage	782	10	772	97	13.7
Commercial investor real estate construction	107	—	107	16	15.0
Total investor real estate	889	10	879	113	13.8
Residential first mortgage	1,101	13	1,088	144	14.3
Home equity	411	5	406	36	10.0
Indirect	2	1	1	—	50.0
Other consumer	40	—	40	1	2.5
Total consumer	1,554	19	1,535	181	12.9
Total	$2,956	$40	$2,916	$361	13.6%

	Total Impaired Loans As of December 31, 2012
			Book Value(3)
	Unpaid Principal Balance(1)	Charge-offs and Payments Applied(2)	Total Impaired Loans	Impaired Loans with No Related Allowance	Impaired Loans with Related Allowance	Related Allowance for Loan Losses	Coverage %(4)
	(Dollars in millions)
Commercial and industrial	$766	$69	$697	$63	$634	$170	31.2%
Commercial real estate mortgage—owner- occupied	716	68	648	44	604	173	33.7
Commercial real estate construction—owner-occupied	19	4	15	4	11	3	36.8
Total commercial	1,501	141	1,360	111	1,249	346	32.4
Commercial investor real estate mortgage	1,342	113	1,229	54	1,175	229	25.5
Commercial investor real estate construction	133	6	127	2	125	23	21.8
Total investor real estate	1,475	119	1,356	56	1,300	252	25.2
Residential first mortgage	1,253	68	1,185	—	1,185	157	18.0
Home equity	443	16	427	—	427	38	12.2
Indirect	2	1	1	—	1	—	50.0
Other consumer	40	—	40	—	40	1	2.5
Total consumer	1,738	85	1,653	—	1,653	196	16.2
Total impaired loans	$4,714	$345	$4,369	$167	$4,202	$794	24.2%

_________

(1)	Unpaid principal balance represents the contractual obligation due from the customer and includes the net book value plus charge-offs and payments applied.

(2)	Charge-offs and payments applied represents cumulative partial charge-offs taken, as well as interest payments received that have been applied against the outstanding principal balance.

(3)	Book value represents the unpaid principal balance less charge-offs and payments applied; it is shown before any allowance for loan losses.

(4)	Coverage % represents charge-offs and payments applied plus the related allowance as a percent of the unpaid principal balance.

The following table presents the average balances of total impaired loans and interest income for the three and nine months ended September 30, 2013 and 2012. Interest income recognized represents interest on accruing loans modified in a TDR. TDRs are considered impaired loans.

	Three Months Ended September 30				Nine Months Ended September 30
	2013		2012		2013		2012
	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized
	(In millions)
Commercial and industrial	$636	$4	$721	$4	$649	$10	$707	$12
Commercial real estate mortgage—owner-occupied	551	2	714	3	598	8	752	8
Commercial real estate construction—owner-occupied	40	—	22	—	38	1	26	—
Total commercial	1,227	6	1,457	7	1,285	19	1,485	20
Commercial investor real estate mortgage	940	7	1,520	10	1,071	24	1,572	31
Commercial investor real estate construction	108	1	178	2	121	5	230	5
Total investor real estate	1,048	8	1,698	12	1,192	29	1,802	36
Residential first mortgage	1,163	9	1,169	10	1,176	28	1,148	29
Home equity	401	5	435	5	411	16	441	17
Indirect	1	—	2	—	1	—	2	—
Consumer credit card	2	—	—	—	1	—	—	—
Other consumer	30	1	45	1	34	2	49	2
Total consumer	1,597	15	1,651	16	1,623	46	1,640	48
Total impaired loans	$3,872	$29	$4,806	$35	$4,100	$94	$4,927	$104
In addition to the impaired loans detailed in the tables above, there were approximately $43 million in non-performing loans classified as held for sale at September 30, 2013, compared to $89 million at December 31, 2012. The loans are carried at an amount approximating a price which is expected to be recoverable through the loan sale market. During the three months ended September 30, 2013, approximately $27 million in non-performing loans were transferred to held for sale; this amount is net of charge-offs of $14 million recorded upon transfer. During the nine months ended September 30, 2013, approximately $96 million in non-performing loans were transferred to held for sale; this amount is net of charge-offs of $55 million recorded upon transfer. During the three months ended September 30, 2012, approximately $81 million in non-performing loans were transferred to held for sale; this amount is net of charge-offs of $43 million recorded upon transfer. During the nine months ended September 30, 2012, approximately $251 million in non-performing loans were transferred to held for sale; this amount is net of charge-offs of $135 million recorded upon transfer. At September 30, 2013 and December 31, 2012, non-accrual loans including loans held for sale totaled $1.4 billion and $1.8 billion, respectively.

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

None of the modified consumer loans listed in the following TDR disclosures were collateral-dependent at the time of modification. At September 30, 2013, approximately $93 million in residential first mortgage TDRs were in excess of 180 days past due and were considered collateral-dependent. At September 30, 2013, approximately $10 million in home equity first lien TDRs were in excess of 180 days past due and $7 million in home equity second lien TDRs were in excess of 120 days past due, both of which were considered collateral-dependent.
Further discussion related to TDRs, including their impact on the allowance for loan losses, and designation of TDRs in periods subsequent to the modification is included in the Annual Report on Form 10-K for the year ended December 31, 2012.
The following tables present loans modified in a TDR by portfolio segment and class, and the financial impact of those modifications, for the periods presented. The tables include modifications made to new TDRs, as well as renewals of existing TDRs. Total commercial and investor real estate loans reported as new TDRs totaled approximately $131 million and $267 million for the three months ended September 30, 2013 and 2012, respectively. Total commercial and investor real estate loans reported as new TDRs totaled approximately $475 million and $975 million for the nine months ended September 30, 2013 and 2012, respectively.

	Three Months Ended September 30, 2013
			Financial Impact of Modifications Considered TDRs
	Number of Obligors	Recorded Investment	Increase in Allowance at Modification
		(Dollars in millions)
Commercial and industrial	109	$135	$1
Commercial real estate mortgage—owner-occupied	93	78	1
Commercial real estate construction—owner-occupied	2	3	—
Total commercial	204	216	2
Commercial investor real estate mortgage	98	173	1
Commercial investor real estate construction	21	25	—
Total investor real estate	119	198	1
Residential first mortgage	293	47	5
Home equity	172	10	1
Consumer credit card	57	1	—
Indirect and other consumer	76	1	—
Total consumer	598	59	6
	921	$473	$9

	Three Months Ended September 30, 2012
			Financial Impact of Modifications Considered TDRs
	Number of Obligors	Recorded Investment	Increase in Allowance at Modification
		(Dollars in millions)
Commercial and industrial	148	$223	$1
Commercial real estate mortgage—owner-occupied	95	91	1
Commercial real estate construction—owner-occupied	—	—	—
Total commercial	243	314	2
Commercial investor real estate mortgage	138	312	2
Commercial investor real estate construction	47	26	—
Total investor real estate	185	338	2
Residential first mortgage	355	75	10
Home equity	222	14	1
Indirect and other consumer	94	1	—
Total consumer	671	90	11
	1,099	$742	$15

	Nine Months Ended September 30, 2013
			Financial Impact of Modifications Considered TDRs
	Number of Obligors	Recorded Investment	Increase in Allowance at Modification
		(Dollars in millions)
Commercial and industrial	335	$445	$2
Commercial real estate mortgage—owner-occupied	272	251	3
Commercial real estate construction—owner-occupied	5	30	—
Total commercial	612	726	5
Commercial investor real estate mortgage	321	569	3
Commercial investor real estate construction	64	77	—
Total investor real estate	385	646	3
Residential first mortgage	965	169	19
Home equity	451	29	3
Consumer credit card	202	3	—
Indirect and other consumer	234	3	—
Total consumer	1,852	204	22
	2,849	$1,576	$30

	Nine Months Ended September 30, 2012
			Financial Impact of Modifications Considered TDRs
	Number of Obligors	Recorded Investment	Increase in Allowance at Modification
		(Dollars in millions)
Commercial and industrial	507	$559	$3
Commercial real estate mortgage—owner-occupied	331	301	3
Commercial real estate construction—owner-occupied	7	6	—
Total commercial	845	866	6
Commercial investor real estate mortgage	485	1,049	8
Commercial investor real estate construction	176	102	1
Total investor real estate	661	1,151	9
Residential first mortgage	1,123	234	30
Home equity	808	58	4
Indirect and other consumer	396	7	—
Total consumer	2,327	299	34
	3,833	$2,316	$49

As described previously, the consumer modifications granted by Regions are rate concessions, and not forgiveness of principal. The majority of the commercial and investor real estate modifications are renewals where there is no reduction in interest rate or forgiveness of principal. Accordingly, Regions most often does not record a charge-off at the modification date. A limited number of 2012 modifications included above were A/B note restructurings, where the B-note was charged off. There were no charge-offs recorded for any loans modified during the three or nine months ended September 30, 2013.

Defaulted TDRs
The following table presents TDRs by portfolio segment and class which defaulted during the three and nine months ended September 30, 2013 and 2012, and which were modified in the previous twelve months (i.e., the twelve months prior to the default). For purposes of this disclosure, default is defined as 90 days past due and still accruing for the consumer portfolio segment, and placement on non-accrual status for the commercial and investor real estate portfolio segments. Consideration of defaults in the calculation of the allowance for loan losses is described in detail in the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2012.

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
	(In millions)
Defaulted During the Period, Where Modified in a TDR Twelve Months Prior to Default
Commercial and industrial	$1	$23	$29	$82
Commercial real estate mortgage—owner-occupied	5	13	28	47
Commercial real estate construction—owner-occupied	—	—	—	1
Total commercial	6	36	57	130
Commercial investor real estate mortgage	5	50	60	161
Commercial investor real estate construction	19	2	24	21
Total investor real estate	24	52	84	182
Residential first mortgage	11	15	40	48
Home equity	1	4	4	16
Total consumer	12	19	44	64
	$42	$107	$185	$376

Commercial and investor real estate loans which were on non-accrual status at the time of the latest modification are not included in the default table above, as they are already considered to be in default at the time of the restructuring. At September 30, 2013, approximately $101 million of commercial and investor real estate loans modified in a TDR during the three months ended September 30, 2013 were on non-accrual status. Approximately 14.9 percent of this amount was 90 days past due.
At September 30, 2013, Regions had restructured binding unfunded commitments totaling $222 million where a concession was granted and the borrower was in financial difficulty.
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

The table below presents an analysis of mortgage servicing rights under the fair value measurement method:

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
	(In millions)
Carrying value, beginning of period	$276	$179	$191	$182
Additions	13	16	73	44
Increase (decrease) in fair value:
Due to change in valuation inputs or assumptions	—	(11)	45	(28)
Economic amortization associated with borrower repayments	(8)	(8)	(28)	(22)
Carrying value, end of period	$281	$176	$281	$176
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
Data and assumptions used in the fair value calculation, as well as the valuation’s sensitivity to rate fluctuations, related to mortgage servicing rights (excluding related derivative instruments) are as follows:

	September 30
	2013	2012
	(Dollars in millions)
Unpaid principal balance	$28,234	$26,005
Weighted-average prepayment speed (CPR; percentage)	9.4%	20.1%
Estimated impact on fair value of a 10% increase	$(12)	$(13)
Estimated impact on fair value of a 20% increase	$(24)	$(23)
Option-adjusted spread (basis points)	1,014	1,035
Estimated impact on fair value of a 10% increase	$(10)	$(5)
Estimated impact on fair value of a 20% increase	$(20)	$(10)
Weighted-average coupon interest rate	4.5%	5.0%
Weighted-average remaining maturity (months)	279	277
Weighted-average servicing fee (basis points)	27.7	28.3
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
The following table presents servicing related fees, which includes contractually specified servicing fees, late fees and other ancillary income resulting from the servicing of mortgage loans:

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
	(In millions)
Servicing related fees and other ancillary income	$22	$21	$64	$63
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

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
	(In millions)
Beginning balance	$40	$37	$40	$32
Additions	8	7	23	30
Losses	(8)	(6)	(23)	(24)
Ending balance	$40	$38	$40	$38
During the third quarters of 2013 and 2012, settled repurchase claims were related to one or more of the following alleged breaches: 1) underwriting guideline violations; 2) misrepresentation of income, assets or employment; or 3) property valuation not properly supported. These claims stem primarily from the 2006—2008 vintages.

NOTE 6. GOODWILL
Goodwill allocated to each reportable segment is presented as follows:

	September 30, 2013	December 31, 2012
	(In millions)
Business Services	$2,552	$2,552
Consumer Services	1,797	1,797
Wealth Management	467	467
	$4,816	$4,816
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

During the third quarter of 2013, Regions assessed the indicators of goodwill impairment for all three reporting units as of July 31, 2013, and through the date of the filing of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2013. The indicators assessed included:

•	Recent operating performance,

•	Changes in market capitalization,

•	Regulatory actions and assessments,

•	Changes in the business climate (including legislation, legal factors, and competition),

•	Company-specific factors (including changes in key personnel, asset impairments, and business dispositions), and

•	Trends in the banking industry.
While the assessment of these indicators did not indicate impairment, Regions determined that quantitative testing of goodwill was required for all of Regions’ reporting units for the September 30, 2013 interim period due to the size of the shortfall between Regions’ market capitalization and book value. The results of the interim test indicated that the estimated fair value of each reporting unit exceeded its carrying amount as of the test date; therefore, the goodwill of each reporting unit is considered not impaired as of the testing date.
A detailed description of the Company's methodology and valuation approaches used to determine the estimated fair value of each reporting unit is included in the consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2012.
Listed in the table below are assumptions used in estimating the fair value of each reporting unit for the September 30, 2013 interim period. The table includes the discount rates used in the income approach, the market multipliers used in the market approaches, and the public company method control premium applied to each reporting unit.

As of Third Quarter 2013	Business Services		Consumer Services		Wealth Management
Discount rate used in income approach	12%		12%		12%
Public company method market multiplier(1)	1.2	x	1.2	x	16.9	x
Transaction method market multiplier(2)	1.6	x	1.6	x	24.5	x
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

NOTE 7. SHORT-TERM BORROWINGS
OFFSETTING

Regions has certain securities sold under agreements to repurchase from time to time that are subject to enforceable master netting agreements which include full rights of setoff. There were no such securities sold under agreements to repurchase that were subject to enforceable master netting agreements outstanding at either September 30, 2013 or December 31, 2012.

Regions also has enforceable master netting agreements with certain derivative counterparties. Refer to Note 12 for additional information.

NOTE 8. STOCKHOLDERS’ EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

On November 1, 2012, Regions issued 20 million depositary shares each representing a 1/40th ownership interest in a share of the Company’s 6.375% Non-Cumulative Perpetual Preferred Stock, Series A, par value $1.00 per share (“Series A Preferred stock”), with a liquidation preference of $1,000 per share of Series A Preferred Stock (equivalent to $25 per depositary share). The issuance generated proceeds of approximately $486 million, net of issuance costs. The Board of Directors declared $8 million in cash dividends on this Series A Preferred Stock during each of the first three quarters of 2013. Because the Company was in a retained deficit position, the preferred dividends are recorded as a reduction of preferred stock, including related surplus.
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
At December 31, 2012, Regions had 23 million common shares available for repurchase through open market transactions under an existing share repurchase authorization. On March 19, 2013, Regions' Board of Directors authorized a new $350 million common stock purchase plan, permitting repurchases from the beginning of the second quarter of 2013 through the end of the first quarter of 2014. The new plan replaced the prior share repurchase authorization. As of September 30, 2013, Regions had repurchased approximately 36 million shares of common stock at a total cost of approximately $340 million. The total cost paid to repurchase common shares includes the full amount paid as part of a contractual repurchase agreement. These shares were immediately retired upon repurchase and therefore are not included in treasury stock.
The Board of Directors declared a $0.03 per share cash dividend on common stock for the second and third quarters of 2013 and a $0.01 per share cash dividend for first quarter of 2013, totaling $0.07 per share cash dividend for the first nine months of 2013. The Board of Directors declared a $0.01 per share cash dividend on common stock for the first, second, and third quarters of 2012.
Activity within the balances in accumulated other comprehensive income (loss) is shown in the following tables for the three and nine months ended September 30, 2013 and 2012.

	Three Months Ended September 30, 2013
	Unrealized losses on securities transferred to held to maturity	Unrealized gains (losses) on securities available for sale	Unrealized gains (losses) on derivative instruments designated as cash flow hedges	Defined benefit pension plans and other post employment benefits	Accumulated other comprehensive income (loss), net of tax
	(In millions)
Beginning of period	$(68)	$—	$35	$(445)	$(478)
Net change	2	41	12	12	67
End of period	$(66)	$41	$47	$(433)	$(411)

	Three Months Ended September 30, 2012
	Unrealized gains (losses) on securities available for sale	Unrealized gains (losses) on derivative instruments designated as cash flow hedges	Defined benefit pension plans and other post employment benefits	Accumulated other comprehensive income (loss), net of tax
	(In millions)
Beginning of period	$394	$110	$(450)	$54
Net change	143	(6)	11	148
End of period	$537	$104	$(439)	$202

	Nine Months Ended September 30, 2013
	Unrealized losses on securities transferred to held to maturity	Unrealized gains (losses) on securities available for sale	Unrealized gains (losses) on derivative instruments designated as cash flow hedges	Defined benefit pension plans and other post employment benefits	Accumulated other comprehensive income (loss), net of tax
	(In millions)
Beginning of period	$—	$436	$93	$(464)	$65
Net change	(66)	(395)	(46)	31	(476)
End of period	$(66)	$41	$47	$(433)	$(411)

	Nine Months Ended September 30, 2012
	Unrealized gains (losses) on securities available for sale	Unrealized gains (losses) on derivative instruments designated as cash flow hedges	Defined benefit pension plans and other post employment benefits	Accumulated other comprehensive income (loss), net of tax
	(In millions)
Beginning of period	$322	$84	$(475)	$(69)
Net change	215	20	36	271
End of period	$537	$104	$(439)	$202

The following table presents amounts reclassified out of accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2013:

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)(1)	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)(1)	Affected Line Item in the Consolidated Statements of Income
	(In millions)
Unrealized losses on securities transferred to held to maturity:
	$(4)	$(4)	Net interest income
	2	2	Tax (expense) or benefit
	$(2)	$(2)	Net of tax
Unrealized gains and losses on available-for-sale securities:
	$3	$26	Securities gains, net
	(1)	(9)	Tax (expense) or benefit
	$2	$17	Net of tax

Gains and losses on cash flow hedges:
Interest rate contracts	$26	$58	Net interest income
	(10)	(22)	Tax (expense) or benefit
	$16	$36	Net of tax

Amortization of defined benefit pension items:
Prior-service cost	$—	$—	(2)
Actuarial gains/(losses)	(19)	(52)	(2)
	(19)	(52)	Total before tax
	7	19	Tax (expense) or benefit
	$(12)	$(33)	Net of tax

Total reclassifications for the period	$4	$18	Net of tax
_________
(1) Amounts in parentheses indicate reductions to net income.
(2) These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension cost and are included in salaries and employee benefits on the consolidated statements of income (see Note 11 for additional details).

NOTE 9. EARNINGS (LOSS) PER COMMON SHARE
The following table sets forth the computation of basic earnings (loss) per common share and diluted earnings (loss) per common share:

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
	(In millions, except per share amounts)
Numerator:
Income from continuing operations	$293	$312	$894	$902
Preferred stock dividends and accretion	(8)	—	(24)	(125)
Income from continuing operations available to common shareholders	285	312	870	777
Income (loss) from discontinued operations, net of tax	—	(11)	1	(47)
Net income available to common shareholders	$285	$301	$871	$730
Denominator:
Weighted-average common shares outstanding—basic	1,388	1,414	1,401	1,370
Potential common shares	17	9	14	5
Weighted-average common shares outstanding—diluted	1,405	1,423	1,415	1,375
Earnings per common share from continuing operations(1):
Basic	$0.21	$0.22	$0.62	$0.57
Diluted	0.20	0.22	0.61	0.57
Earnings (loss) per common share from discontinued operations(1):
Basic	(0.00)	(0.01)	0.00	(0.04)
Diluted	(0.00)	(0.01)	0.00	(0.04)
Earnings per common share(1):
Basic	0.21	0.21	0.62	0.53
Diluted	0.20	0.21	0.62	0.53
________

(1)	Certain per share amounts may not appear to reconcile due to rounding.
For earnings (loss) per common share from discontinued operations, basic and diluted weighted-average common shares outstanding are the same for the three months ended September 30, 2013 and the three and nine months ended September 30, 2012 due to the net loss.
The effect from the assumed exercise of 24 million and 25 million stock options for the three and nine months ended September 30, 2013, respectively, was not included in the above computations of diluted earnings per common share because such amounts would have had an antidilutive effect on earnings per common share. The effect from the assumed exercise of 32 million and 37 million stock options for the three and nine months ended September 30, 2012, respectively, was not included in the above computations of diluted earnings per share because such amounts would have had an antidilutive effect on earnings per share.

NOTE 10. SHARE-BASED PAYMENTS
Regions has long-term incentive compensation plans that permit the granting of incentive awards in the form of stock options, restricted stock, restricted stock awards and units, performance awards and/or stock appreciation rights. While Regions has the ability to issue stock appreciation rights, none have been issued to date. The terms of all awards issued under these plans are determined by the Compensation Committee of the Board of Directors; however, no awards may be granted after the tenth anniversary from the date the plans were initially approved by shareholders. Incentive awards usually vest based on employee service, generally within three years from the date of the grant. The contractual lives of options granted under these plans are typically ten years from the date of the grant.

On May 13, 2010, the shareholders of the Company approved the Regions Financial Corporation 2010 Long-Term Incentive Plan (“2010 LTIP”), which permits the Company to grant to employees and directors various forms of incentive compensation. These forms of incentive compensation are similar to the types of compensation approved in prior plans. The 2010 LTIP authorizes 100 million common share equivalents available for grant, where grants of options count as one share equivalent and grants of full value awards (e.g., shares of restricted stock, restricted stock units and performance stock units) count as 2.25 share equivalents. Unless otherwise determined by the Compensation Committee of the Board of Directors, grants of restricted stock, restricted stock units, and performance stock units accrue dividends as they are declared by the Board of Directors, and the dividends are paid upon vesting of the award. The 2010 LTIP closed all prior long-term incentive plans to new grants, and, accordingly, prospective grants must be made under the 2010 LTIP or a successor plan. All existing grants under prior long-term incentive plans were unaffected by adoption of the 2010 LTIP. The number of remaining share equivalents available for future issuance under the 2010 LTIP was approximately 53 million at September 30, 2013.
STOCK OPTIONS
No stock option grants were made during the first nine months of 2013 or 2012. The following table summarizes the activity related to stock options during the first nine months of 2013 and 2012:

	Nine Months Ended September 30
	2013		2012
	Number of Options	Weighted-Average Exercise Price	Number of Options	Weighted-Average Exercise Price
Outstanding at beginning of period	38,258,204	$23.09	46,351,349	$23.62
Granted	—	—	—	—
Exercised	(810,936)	5.22	(338,182)	4.07
Canceled/Forfeited	(3,699,256)	25.91	(5,911,118)	25.60
Outstanding at end of period	33,748,012	$23.21	40,102,049	$23.49
Exercisable at end of period	33,277,791	$23.45	37,108,726	$24.83
RESTRICTED STOCK AWARDS AND PERFORMANCE STOCK AWARDS
During the first nine months of 2013 and 2012, Regions made restricted stock grants that vest upon service conditions and restricted stock unit and performance stock unit grants that vest based upon service conditions and performance conditions. Dividend payments during the vesting period are deferred to the end of the vesting term. The fair value of these restricted shares, restricted stock units and performance stock units was estimated based upon the fair value of the underlying shares on the date of the grant. The valuation was not adjusted for the deferral of dividends.
The following table summarizes the activity related to restricted and performance stock awards and units:

	Nine Months Ended September 30
	2013		2012
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested at beginning of period	11,945,179	$6.15	6,280,360	$7.60
Granted	6,327,865	8.04	8,426,987	5.86
Vested	(1,481,659)	6.75	(1,521,360)	4.58
Forfeited	(375,850)	6.38	(671,288)	4.15
Non-vested at end of period	16,415,535	$6.82	12,514,699	$6.98

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

Net periodic pension cost, which is recorded in salaries and benefits on the consolidated statements of income, included the following components:

	Qualified Plan		Non-qualified Plans		Total
	Three Months Ended September 30
	2013	2012	2013	2012	2013	2012
	(In millions)
Service cost	$9	$7	$1	$1	$10	$8
Interest cost	21	22	2	2	23	24
Expected return on plan assets	(33)	(28)	—	—	(33)	(28)
Amortization of actuarial loss	18	18	1	—	19	18
Amortization of prior service cost	—	—	—	—	—	—
Net periodic pension cost	$15	$19	$4	$3	$19	$22

	Qualified Plan		Non-qualified Plans		Total
	Nine Months Ended September 30
	2013	2012	2013	2012	2013	2012
	(In millions)
Service cost	$28	$28	$3	$2	$31	$30
Interest cost	63	63	4	5	67	68
Expected return on plan assets	(99)	(85)	—	—	(99)	(85)
Amortization of actuarial loss	50	53	2	—	52	53
Amortization of prior service cost	—	—	—	1	—	1
Net periodic pension cost	$42	$59	$9	$8	$51	$67

Regions' policy for funding the qualified pension plan is to contribute annually at least the minimum amount required by Internal Revenue Service funding standards. Regions made no contribution to the plan during the first nine months of 2013.

Regions also provides other postretirement benefits such as defined benefit health care plans and life insurance plans that cover certain retired employees. There was no material impact from other postretirement benefits on the consolidated financial statements for the nine month period ended September 30, 2013 or 2012.

NOTE 12. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
The following tables present the notional amount and estimated fair value of derivative instruments on a gross basis as of September 30, 2013 and December 31, 2012. Beginning in the third quarter of 2013, Regions began to include the value of accrued interest in the estimated fair value of derivatives designated as hedging relationships. Prior period amounts have been adjusted to conform to this presentation.

	September 30, 2013			December 31, 2012
	Notional Amount	Estimated Fair Value		Notional Amount	Estimated Fair Value
		Gain(1)	Loss(1)		Gain(1)	Loss(1)
	(In millions)
Derivatives in fair value hedging relationships:
Interest rate swaps	$4,238	$74	$27	$5,388	$113	$1
Derivatives in cash flow hedging relationships:
Interest rate swaps	5,650	20	55	1,000	2	—
Total derivatives designated as hedging instruments	$9,888	$94	$82	$6,388	$115	$1
Derivatives not designated as hedging instruments:
Interest rate swaps	$45,447	$1,143	$1,201	$46,054	$1,746	$1,775
Interest rate options	3,585	15	3	3,274	25	4
Interest rate futures and forward commitments	18,267	7	23	43,908	10	13
Other contracts	2,437	42	41	2,213	31	32
Total derivatives not designated as hedging instruments	$69,736	$1,207	$1,268	$95,449	$1,812	$1,824
Total derivatives	$79,624	$1,301	$1,350	$101,837	$1,927	$1,825
_________

(1)	Derivatives in a gain position are recorded as other assets and derivatives in a loss position are recorded as other liabilities on the consolidated balance sheets.
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
Regions recognized an unrealized after-tax gain of $70 million and $101 million in accumulated other comprehensive income (loss) at September 30, 2013 and 2012, respectively, related to terminated cash flow hedges of loan and debt instruments which will be amortized into earnings in conjunction with the recognition of interest payments through 2017. Regions recognized pre-tax income of $12 million and $15 million during the three months ended September 30, 2013 and 2012, respectively and pre-tax income of $35 million and $14 million during the nine months ended September 30, 2013 and 2012, respectively related to the amortization of cash flow hedges of loan and debt instruments.
Regions expects to reclassify out of accumulated other comprehensive income (loss) and into earnings approximately $107 million in pre-tax income due to the receipt or payment of interest payments on all cash flow hedges within the next twelve months. Included in this amount is $49 million in pre-tax net gains related to the amortization of discontinued cash flow hedges. The maximum length of time over which Regions is hedging its exposure to the variability in future cash flows for forecasted transactions is approximately seven years as of September 30, 2013.

The following tables present the effect of derivative instruments on the consolidated statements of income:

	Gain or (Loss) Recognized in Income on Derivatives		Location of Amounts Recognized in Income on Derivatives and Related Hedged Item	Gain or (Loss) Recognized in Income on Related Hedged Item
	Three Months Ended September 30			Three Months Ended September 30
	2013	2012		2013	2012
	(In millions)			(In millions)
Fair Value Hedges:
Interest rate swaps on:
Debt/CDs	$11	$23	Interest expense	$1	$3
Debt/CDs	7	(5)	Other non-interest expense	(6)	1
Securities available for sale	(1)	—	Interest expense	—	—
Securities available for sale	2	—	Other non-interest expense	(2)	—
Total	$19	$18		$(7)	$4

	Effective Portion(3)
	Gain or (Loss) Recognized in AOCI(1)		Location of Amounts Reclassified from AOCI into Income	(Gain) or Loss Reclassified from AOCI into Income(2)
	Three Months Ended September 30			Three Months Ended September 30
	2013	2012		2013	2012
	(In millions)			(In millions)
Cash Flow Hedges:
Interest rate swaps	$10	$(9)	Interest income on loans	$30	$20
Forward starting swaps	2	3	Interest expense on debt	(4)	(4)
Total	$12	$(6)		$26	$16

	Gain or (Loss) Recognized in Income on Derivatives		Location of Amounts Recognized in Income on Derivatives and Related Hedged Item	Gain or (Loss) Recognized in Income on Related Hedged Item
	Nine Months Ended September 30			Nine Months Ended September 30
	2013	2012		2013	2012
	(In millions)			(In millions)
Fair Value Hedges:
Interest rate swaps on:
Debt/CDs	$47	$81	Interest expense	$6	$9
Debt/CDs	(65)	(25)	Other non-interest expense	58	19
Securities available for sale	(2)	—	Interest expense	—	—
Securities available for sale	16	—	Other non-interest expense	(17)	—
Total	$(4)	$56		$47	$28

	Effective Portion(3)
	Gain or (Loss) Recognized in AOCI(1)		Location of Amounts Reclassified from AOCI into Income	(Gain) or Loss Reclassified from AOCI into Income(2)
	Nine Months Ended September 30			Nine Months Ended September 30
	2013	2012		2013	2012
	(In millions)			(In millions)
Cash Flow Hedges:
Interest rate swaps	$(53)	$13	Interest income on loans	$70	$61
Forward starting swaps	7	7	Interest expense on debt	(12)	(11)
Total	$(46)	$20		$58	$50
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
Regions enters into interest rate lock commitments, which are commitments to originate mortgage loans whereby the interest rate on the loan is determined prior to funding and the customers have locked into that interest rate. At September 30, 2013 and December 31, 2012, Regions had $387 million and $775 million, respectively, in total notional amount of interest rate lock commitments. Regions manages market risk on interest rate lock commitments and mortgage loans held for sale with corresponding forward sale commitments, which are recorded at fair value with changes in fair value recorded in mortgage income. At September 30, 2013 and December 31, 2012, Regions had $895 million and $1.9 billion, respectively, in total notional amount related to these forward sale commitments.
Regions has elected to account for mortgage servicing rights at fair market value with any changes to fair value being recorded within mortgage income. Concurrent with the election to use the fair value measurement method, Regions began using various derivative instruments, in the form of forward rate commitments, futures contracts, swaps and swaptions to mitigate the consolidated statement of income effect of changes in the fair value of its mortgage servicing rights. As of September 30, 2013 and December 31, 2012, the total notional amount related to these contracts was $3.2 billion and $4.7 billion, respectively.
The following table presents the location and amount of gain or (loss) recognized in income on derivatives not designated as hedging instruments in the consolidated statements of income for the three and nine months ended September 30, 2013 and 2012, respectively:

	Three Months Ended September 30		Nine Months Ended September 30
Derivatives Not Designated as Hedging Instruments	2013	2012	2013	2012
	(In millions)
Capital markets fee income (1):
Interest rate swaps	$5	$10	$17	$21
Interest rate options	—	—	2	(1)
Interest rate futures and forward commitments	—	—	1	(1)
Other contracts	1	2	10	7
Total capital markets fee income	6	12	30	26
Mortgage income:
Interest rate swaps	1	10	(26)	29
Interest rate options	9	10	(10)	27
Interest rate futures and forward commitments	(59)	(7)	(28)	6
Total mortgage income	(49)	13	(64)	62
	$(43)	$25	$(34)	$88
____
(1) Capital markets fee income is included in Other income on the consolidated statements of income.

Credit risk, defined as all positive exposures not collateralized with cash or other assets, at September 30, 2013 and December 31, 2012, totaled approximately $518 million and $713 million, respectively. This amount represents the net credit risk on all trading and other derivative positions held by Regions.

CREDIT DERIVATIVES
Regions has both bought and sold credit protection in the form of participations on interest rate swaps (swap participations). These swap participations, which meet the definition of credit derivatives, were entered into in the ordinary course of business to serve the credit needs of customers. Credit derivatives, whereby Regions has purchased credit protection, entitle Regions to receive a payment from the counterparty when the customer fails to make payment on any amounts due to Regions upon early termination of the swap transaction and have maturities between 2013 and 2018. Credit derivatives whereby Regions has sold credit protection have maturities between 2014 and 2020. For contracts where Regions sold credit protection, Regions would be required to make payment to the counterparty when the customer fails to make payment on any amounts due to the counterparty upon early termination of the swap transaction. Regions bases the current status of the prepayment/performance risk on bought and sold credit derivatives on recently issued internal risk ratings consistent with the risk management practices of unfunded commitments.
Regions’ maximum potential amount of future payments under these contracts as of September 30, 2013 was approximately $41 million. This scenario would only occur if variable interest rates were at zero percent and all counterparties defaulted with zero recovery. The fair value of sold protection at September 30, 2013 and 2012 was immaterial. In transactions where Regions has sold credit protection, recourse to collateral associated with the original swap transaction is available to offset some or all of Regions’ obligation.

CONTINGENT FEATURES
Certain of Regions’ derivative instrument contracts with broker-dealers contain provisions allowing those broker-dealers to terminate the contracts in the event that Regions’ and/or Regions Bank’s credit ratings falls below specified ratings from certain major credit rating agencies. During the fourth quarter of 2010, Regions and Regions Bank experienced ratings downgrades from major credit rating agencies such that certain ratings for Regions and Regions Bank were below investment grade. As a result of these ratings downgrades, certain of Regions Bank's broker-dealer counterparties could have terminated these contracts at their discretion. In lieu of terminating these contracts, Regions Bank and certain of its broker-dealer counterparties amended the contracts such that Regions Bank was required to post additional collateral in the cumulative amount of $195 million as of December 31, 2010. As of September 30, 2013, the additional collateral posted was $62 million. During 2012, both Moody’s Investor Service ("Moody's) and Standard and Poor's ("S&P") upgraded certain credit ratings for both Regions and Regions Bank. Beginning in 2013, as a result of the ratings upgrades that occurred during 2012, some of this additional collateral has begun to be returned to Regions.
Some of these contracts with broker-dealers still contain credit-related termination provisions and/or credit-related provisions regarding the posting of collateral. At September 30, 2013, the net fair value of such contracts containing credit-related termination provisions that were in a liability position was $322 million, for which Regions had posted collateral of $365 million. At September 30, 2013, the net fair value of contracts that do not contain credit-related termination provisions that were in a liability position was $215 million, for which Regions had posted collateral of $236 million. Other derivative contracts with broker-dealers do not contain any credit-related provisions. These counterparties require complete overnight collateralization.
The aggregate fair value of all derivative instruments with any credit-risk-related contingent features that were in a liability position on September 30, 2013 and December 31, 2012, was $396 million and $499 million, respectively, for which Regions had posted collateral of $438 million and $641 million, respectively, in the normal course of business.
OFFSETTING
Regions engages in derivatives transactions with dealers and customers. These derivatives transactions are subject to enforceable master netting agreements, which include a right of setoff by the non-defaulting or non-affected party upon early termination of the derivatives transaction. The following table presents the Company's gross derivative positions, including collateral posted or received, as of September 30, 2013 and December 31, 2012. Beginning in the third quarter of 2013, Regions began including the total fair value of all derivatives in the following table and separately reporting amounts subject to and not subject to offsetting. Prior period amounts have been adjusted to conform to this presentation.

	Offsetting Derivative Assets		Offsetting Derivative Liabilities
	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
	(In millions)
Gross amounts subject to offsetting	$1,245	$1,900	$1,318	$1,820
Gross amounts not subject to offsetting	56	27	32	5
Gross amounts recognized	1,301	1,927	1,350	1,825
Gross amounts offset in the consolidated balance sheets(1)	793	1,095	1,285	1,095
Net amounts presented in the consolidated balance sheets	508	832	65	730
Gross amounts not offset in the consolidated balance sheets:
Financial instruments	10	11	—	—
Cash collateral received/posted(1)	—	88	47	678
Net amounts	$498	$733	$18	$52

_________

(1)
Cash collateral totals are for netting counterparties only. In 2013, Regions began netting cash collateral received and posted against the net derivative asset or liability. At September 30, 2013, gross amounts of derivative assets and liabilities offset in the consolidated balance sheets presented above include cash collateral received of $52 million and cash collateral posted of $544 million, respectively. The cash collateral posted does not include the additional collateral posted in the form of an independent amount of $62 million. At December 31, 2012, cash collateral received and posted was not offset in the consolidated balance sheets. At December 31, 2012, the gross amounts of derivative assets and liabilities not offset in the consolidated balance sheets presented above include cash collateral received of $55 million and cash collateral posted of $827 million, respectively. The cash collateral posted includes the additional collateral posted in the form of an independent amount of $185 million.

Gross amounts of derivatives not subject to offsetting are primarily comprised of derivatives cleared through central clearing houses and interest rate lock commitments to originate mortgage loans. Regions does not have a legal opinion as to whether the clearing house contracts are master netting agreements, and therefore has not offset them on its balance sheet.

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

See Note 1 “Summary of Significant Accounting Policies” to the consolidated financial statements of the 2012 Annual Report on Form 10-K for a description of valuation methodologies for assets and liabilities measured at fair value on a recurring and non-recurring basis. Regions rarely transfers assets and liabilities measured at fair value between Level 1 and Level 2 measurements. There were no such transfers during the nine month periods ended September 30, 2013 and 2012. Trading account securities and securities available for sale may be periodically transferred to or from Level 3 valuation based on management’s conclusion regarding the best method of pricing for an individual security. Such transfers are accounted for as if they occur at the beginning of a reporting period.

The following tables present assets and liabilities measured at estimated fair value on a recurring basis and non-recurring basis as of September 30, 2013 and December 31, 2012. Beginning in the third quarter of 2013, Regions began to include the value of accrued interest in the estimated fair value of derivatives designated as hedging relationships. Prior period amounts have been adjusted to conform to this presentation.

	September 30, 2013				December 31, 2012
	Level 1	Level 2	Level 3	Total Estimated Fair Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Recurring fair value measurements
Trading account securities	$119	$—	$—	$119	$116	$—	$—	$116
Securities available for sale:
U.S. Treasury securities	$52	$—	$—	$52	$52	$—	$—	$52
Federal agency securities	—	99	—	99	—	553	—	553
Obligations of states and political subdivisions	—	5	—	5	—	9	—	9
Mortgage-backed securities:
Residential agency	—	15,905	—	15,905	—	21,277	—	21,277
Residential non-agency	—	—	10	10	—	—	13	13
Commercial agency	—	855	—	855	—	725	—	725
Commercial non-agency	—	1,193	—	1,193	—	1,098	—	1,098
Other debt securities	—	2,812	2	2,814	—	2,833	2	2,835
Equity securities(1)	135	—	—	135	125	—	—	125
Total securities available for sale	$187	$20,869	$12	$21,068	$177	$26,495	$15	$26,687
Mortgage loans held for sale	$—	$611	$—	$611	$—	$1,282	$—	$1,282
Mortgage servicing rights	$—	$—	$281	$281	$—	$—	$191	$191
Derivative assets:
Interest rate swaps	$—	$1,237	$—	$1,237	$—	$1,861	$—	$1,861
Interest rate options	—	3	12	15	—	3	22	25
Interest rate futures and forward commitments	—	7	—	7	—	10	—	10
Other contracts	—	42	—	42	—	31	—	31
Total derivative assets	$—	$1,289	$12	$1,301	$—	$1,905	$22	$1,927
Derivative liabilities:
Interest rate swaps	$—	$1,283	$—	$1,283	$—	$1,776	$—	$1,776
Interest rate options	—	3	—	3	—	4	—	4
Interest rate futures and forward commitments	—	23	—	23	—	13	—	13
Other contracts	—	41	—	41	—	32	—	32
Total derivative liabilities	$—	$1,350	$—	$1,350	$—	$1,825	$—	$1,825
Nonrecurring fair value measurements
Loans held for sale	$—	$—	$29	$29	$—	$—	$51	$51
Foreclosed property and other real estate	—	60	21	81	—	41	40	81
_________
(1) Excludes Federal Reserve Bank and Federal Home Loan Bank Stock totaling $495 million and $67 million at September 30, 2013 and $484 million and $73 million at December 31, 2012, respectively.

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

The following tables illustrate a rollforward for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2013 and 2012, respectively. The tables do not reflect the change in fair value attributable to any related economic hedges the Company used to mitigate the interest rate risk associated with these assets and liabilities. The net changes in realized gains (losses) included in earnings related to Level 3 assets and liabilities held at September 30, 2013 and 2012 are not material.

	Three Months Ended September 30, 2013
		Total Realized / Unrealized Gains or Losses
	Opening Balance July 1, 2013	Included in Earnings		Included in Other Compre- hensive Income (Loss)	Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3	Closing Balance September 30, 2013
	(In millions)
Level 3 Instruments Only
Securities available for sale:
Residential non-agency MBS	$11	—		—	—	—	—	(1)	—	—	$10
Other debt securities	2	—		—	—	—	—	—	—	—	2
Total securities available for sale	$13	—		—	—	—	—	(1)	—	—	$12
Mortgage servicing rights	$276	(9)	(a)	—	14	—	—	—	—	—	$281
Total interest rate options derivatives, net	$2	24	(a)	—	—	—	—	(14)	—	—	$12
_________

(a)	Included in mortgage income.

	Three Months Ended September 30, 2012
		Total Realized / Unrealized Gains or Losses
	Opening Balance July 1, 2012	Included in Earnings		Included in Other Compre- hensive Income (Loss)	Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3	Closing Balance September 30, 2012
	(In millions)
Level 3 Instruments Only
Securities available for sale:
Residential non-agency MBS	$14	—		—	—	—	—	(1)	—	—	$13
Commercial non-agency MBS	—	—		1	103	—	—	—	—	—	104
Other debt securities	2	—		—	—	—	—	—	—	—	2
Total securities available for sale	$16	—		1	103	—	—	(1)	—	—	$119
Mortgage servicing rights	$179	(19)	(a)	—	16	—	—	—	—	—	$176
Total interest rate options derivatives, net	$30	82	(a)	—	—	—	—	(71)	—	—	$41
_________
(a) Included in mortgage income.

	Nine Months Ended September 30, 2013

	Opening Balance January 1, 2013	Total Realized / Unrealized Gains or Losses			Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3	Closing Balance September 30, 2013
		Included in Earnings		Included in Other Compre- hensive Income (Loss)
	(In millions)
Level 3 Instruments Only
Securities available for sale:
Residential non-agency MBS	$13	—		—	—	—	—	(3)	—	—	$10
Other debt securities	2	—		—	—	—	—	—	—	—	2
Total securities available for sale	$15	—		—	—	—	—	(3)	—	—	$12
Mortgage servicing rights	$191	17	(a)	—	73	—	—	—	—	—	$281
Total interest rate options derivatives, net	$22	65	(a)	—	—	—	—	(75)	—	—	$12
_________

(a)	Included in mortgage income.

	Nine Months Ended September 30, 2012

		Total Realized / Unrealized Gains or Losses
	Opening Balance January 1, 2012	Included in Earnings		Included in Other Compre- hensive Income (Loss)	Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3	Disposition of Morgan Keegan	Closing Balance September 30, 2012
	(In millions)
Level 3 Instruments Only
Trading account assets (c):
Obligations of states and political subdivisions	$139	(3)		—	4	—	—	(16)	—	—	(124)	$—
Commercial agency MBS	51	2		—	368	—	—	(317)	—	—	(104)	—
Other securities	1	4		—	2,248	—	—	(2,240)	—	—	(13)	—
Total trading account assets (d)	$191	3	(a)	—	2,620	—	—	(2,573)	—	—	(241)	$—
Securities available for sale:
Obligations of states and political subdivisions	$20	—		(2)	—	(16)	—	(2)	—	—	—	$—
Residential non-agency MBS	16	—		—	—	—	—	(3)	—	—	—	13
Commercial non-agency MBS	—	—		1	103	—	—	—	—	—	—	104
Other debt securities	—	—		—	—	—	—	—	3	(1)	—	2
Total securities available for sale	$36	—		(1)	103	(16)	—	(5)	3	(1)	—	$119
Mortgage servicing rights	$182	(50)	(b)	—	44	—	—	—	—	—	—	$176
Trading account liabilities:
Commercial agency MBS	$5	—		—	37	—	—	—	—	—	(42)	$—
Other securities	2	—		—	12	—	—	(4)	—	—	(10)	—
Total trading account liabilities (d)	$7	—		—	49	—	—	(4)	—	—	(52)	$—
Total interest rate options derivatives, net	$13	193	(b)	—	—	—	—	(165)	—	—	—	$41
_________

(a)	Included in discontinued operations, on a net basis.

(b)	Included in mortgage income.

(c)	Income from trading account assets primarily represents gains/(losses) on disposition, which inherently includes commissions on security transactions during the period.

(d)	All amounts related to trading account assets and trading account liabilities are related to Morgan Keegan (see Note 2 for discussion of sale of Morgan Keegan).

The following table presents the fair value adjustments related to non-recurring fair value measurements:

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
	(In millions)
Loans held for sale	$(16)	$(54)	$(58)	$(155)
Foreclosed property and other real estate	(8)	(18)	(27)	(56)

The following tables present detailed information regarding assets and liabilities measured at fair value using significant unobservable inputs (Level 3) as of September 30, 2013 and December 31, 2012. The tables include the valuation techniques and the significant unobservable inputs utilized. The range of each significant unobservable input as well as the weighted average within the range utilized at September 30, 2013 and December 31, 2012 are included. Following the tables are a description of the valuation technique and the sensitivity of the technique to changes in the significant unobservable input.

	September 30, 2013
	Level 3 Estimated Fair Value at September 30, 2013	Valuation Technique	Unobservable Input(s)	Quantitative Range of Unobservable Inputs and (Weighted-Average)
	(Dollars in millions)
Recurring fair value measurements:
Securities available for sale:
Residential non-agency MBS	$10	Discounted cash flow	Spread to LIBOR	5.3% -69.8% (15.0%)
			Weighted-average prepayment speed (CPR; percentage)	9.1% -12.4% (10.8%)
			Probability of default	1.3%
			Loss severity	39.4%
Other debt securities	$2	Market comparable	Evaluated quote on same issuer/comparable bond	98.6% -100.0% (99.5%)
			Comparability adjustments	1.4%
Mortgage servicing rights(a)	$281	Discounted cash flow	Weighted-average prepayment speed (CPR; percentage)	7.3% -24.8% (9.4%)
			Option-adjusted spread (percentage)	7.4% -23.6% (10.1%)
Derivative assets:
Interest rate options	$12	Discounted cash flow	Weighted-average prepayment speed (CPR; percentage)	7.3% -24.8% (9.4%)
			Option-adjusted spread (percentage)	7.4% -23.6% (10.1%)
			Pull-through	10.1% -99.2% (78.4%)
Nonrecurring fair value measurements:
Loans held for sale	$29	Multiple data points, including discount to appraised value of collateral based on recent market activity for sales of similar loans	Appraisal comparability adjustment (discount)	2.0% -98.0% (49.4%)
Foreclosed property and other real estate	$21	Discount to appraised value of property based on recent market activity for sales of similar properties	Appraisal comparability adjustment (discount)	30.0%-100.0% (34.7%)
_________

(a)	See Note 5 for additional disclosures related to assumptions used in the fair value calculation for mortgage servicing rights.

	December 31, 2012
	Level 3 Estimated Fair Value at December 31, 2012	Valuation Technique	Unobservable Input(s)	Quantitative Range of Unobservable Inputs and (Weighted-Average)
	(Dollars in millions)
Recurring fair value measurements:
Securities available for sale:
Residential non-agency MBS	$13	Discounted cash flow	Spread to LIBOR	5.4% -69.9% (16.9%)
			Weighted-average prepayment speed (CPR; percentage)	7.6% -30.3% (12.2%)
			Probability of default	0.2% - 1.2% (1.0%)
			Loss severity	39.3% -100.0% (48.1%)
Other debt securities	$2	Market comparable	Evaluated quote on same issuer/comparable bond	99.1% -100.0% (99.6%)
			Comparability adjustments	1.0%
Mortgage servicing rights(a)	$191	Discounted cash flow	Weighted-average prepayment speed (CPR; percentage)	4.7% -25.9% (17.6%)
			Option-adjusted spread (percentage)	1.0% -23.6% (7.5%)
Derivative assets:
Interest rate options	$22	Discounted cash flow	Weighted-average prepayment speed (CPR; percentage)	4.7% -25.9% (17.6%)
			Option-adjusted spread (percentage)	1.0% -23.6% (7.5%)
			Pull-through	55.7% -98.8% (76.9%)
Nonrecurring fair value measurements:
Loans held for sale	$51	Multiple data points, including discount to appraised value of collateral based on recent market activity for sales of similar loans	Appraisal comparability adjustment (discount)	8.0% -94.0% (46.3%)
Foreclosed property and other real estate	$40	Discount to appraised value of property based on recent market activity for sales of similar properties	Appraisal comparability adjustment (discount)	35.0% -100.0% (36.2%)
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
The following table summarizes the difference between the aggregate fair value and the aggregate unpaid principal balance for mortgage loans held for sale measured at fair value:

	September 30, 2013			December 31, 2012
	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal
	(In millions)
Mortgage loans held for sale, at fair value	$611	$589	$22	$1,282	$1,235	$47
Interest income on mortgage loans held for sale is recognized based on contractual rates and is reflected in interest income on loans held for sale in the consolidated statements of income. The following table details net gains resulting from changes in fair value of these loans which were recorded in mortgage income in the consolidated statements of income during the three and nine months ended September 30, 2013 and 2012, respectively. These changes in fair value are mostly offset by economic hedging activities. An immaterial portion of these amounts was attributable to changes in instrument-specific credit risk.

	Mortgage loans held for sale, at fair value
	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
	(In millions)
Net gains (losses) resulting from changes in fair value	$38	$19	$(24)	$31

The carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of the Company’s financial instruments as of September 30, 2013 are as follows:

	September 30, 2013
	Carrying Amount	Estimated Fair Value(1)	Level 1	Level 2	Level 3
	(In millions)
Financial assets:
Cash and cash equivalents	$3,859	$3,859	$3,859	$—	$—
Trading account securities	119	119	119	—	—
Securities held to maturity	2,388	2,385	2	2,383	—
Securities available for sale	21,630	21,630	187	21,431	12
Loans held for sale	673	673	—	611	62
Loans (excluding leases), net of unearned income and allowance for loan losses(2)(3)	72,574	67,029	—	—	67,029
Other interest-earning assets	105	105	—	105	—
Derivative assets	1,301	1,301	—	1,289	12
Financial liabilities:
Derivative liabilities	1,350	1,350	—	1,350	—
Deposits	92,321	92,325	—	92,325	—
Short-term borrowings	1,773	1,773	—	1,773	—
Long-term borrowings	4,838	5,072	886	—	4,186
Loan commitments and letters of credit	113	618	—	—	618
Indemnification obligation	244	217	—	—	217
_________

(1)
Estimated fair values are consistent with an exit price concept. The assumptions used to estimate the fair values are intended to approximate those that a market participant would use in a hypothetical orderly transaction. In estimating fair value, the Company makes adjustments for interest rates, market liquidity and credit spreads as appropriate.

(2)
The estimated fair value of portfolio loans assumes sale of the loans to a third-party financial investor. Accordingly, the value to the Company if the loans were held to maturity is not reflected in the fair value estimate. In the current whole loan market, financial investors are generally requiring a higher rate of return than the return inherent in loans if held to maturity. The fair value discount at September 30, 2013 was $5.5 billion or 7.6 percent.

(3)	Excluded from this table is the lease carrying amount of $1.8 billion at September 30, 2013.

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

NOTE 14. BUSINESS SEGMENT INFORMATION
Each of Regions’ reportable segments is a strategic business unit that serves specific needs of Regions’ customers based on the products and services provided. The segments are based on the manner in which management views the financial performance of the business. The Company has three reportable segments: Business Services, Consumer Services and Wealth Management, with the remainder split between Discontinued Operations and Other. During the third quarter of 2012, Regions reorganized its internal management structure and, accordingly, its segment reporting structure. Historically, Regions’ primary business segment was Banking/Treasury, representing the Company’s banking network (including the Consumer and Commercial Banking function along with the Treasury function). Other segments included Investment Banking/Brokerage/Trust and Insurance. During the second quarter of 2012, Regions consummated the sale of Morgan Keegan (the primary component of Investment Banking/Brokerage/Trust). Shortly thereafter, Regions announced organizational changes to better integrate and execute the Company’s strategic priorities across all business groups and geographies. As a result, Regions revised its reportable segments. During the current year, minor reclassifications were made among the segments to more appropriately present management's current view of the segments. Prior periods’ information has been restated to conform to the current periods’ presentation.

The following tables present financial information for each reportable segment for the period indicated.

	Three Months Ended September 30, 2013
	Business Services	Consumer Services	Wealth Management	Other	Continuing Operations	Discontinued Operations	Consolidated
	(In millions)
Net interest income (loss)	$472	$460	$44	$(152)	$824	$—	$824
Provision (credit) for loan losses	40	68	6	(96)	18	—	18
Non-interest income	114	269	111	1	495	—	495
Non-interest expense	254	496	114	20	884	1	885
Income (loss) before income taxes	292	165	35	(75)	417	(1)	416
Income tax expense (benefit)	111	63	14	(64)	124	(1)	123
Net income (loss)	$181	$102	$21	$(11)	$293	$—	$293
Average assets	$52,597	$28,972	$3,002	$32,346	$116,917	$—	$116,917

	Three Months Ended September 30, 2012
	Business Services	Consumer Services	Wealth Management	Other	Continuing Operations	Discontinued Operations	Consolidated
	(In millions)
Net interest income (loss)	$495	$464	$48	$(190)	$817	$—	$817
Provision (credit) for loan losses	144	108	10	(229)	33	—	33
Non-interest income	116	314	82	21	533	1	534
Non-interest expense	224	505	106	34	869	20	889
Income (loss) before income taxes	243	165	14	26	448	(19)	429
Income tax expense (benefit)	91	62	6	(23)	136	(8)	128
Net income (loss)	$152	$103	$8	$49	$312	$(11)	$301
Average assets	$48,664	$29,652	$3,253	$39,962	$121,531	$30	$121,561

	Nine Months Ended September 30, 2013
	Business Services	Consumer Services	Wealth Management	Other	Continuing Operations	Discontinued Operations	Consolidated
	(In millions)
Net interest income (loss)	$1,395	$1,384	$133	$(482)	$2,430	$—	$2,430
Provision (credit) for loan losses	205	215	18	(379)	59	—	59
Non-interest income	343	822	289	39	1,493	—	1,493
Non-interest expense	723	1,441	329	117	2,610	(1)	2,609
Income (loss) before income taxes	810	550	75	(181)	1,254	1	1,255
Income tax expense (benefit)	308	209	29	(186)	360	—	360
Net income	$502	$341	$46	$5	$894	$1	$895
Average assets	$49,108	$29,008	$3,039	$36,933	$118,088	$—	$118,088

	Nine Months Ended September 30, 2012
	Business Services	Consumer Services	Wealth Management	Other	Continuing Operations	Discontinued Operations	Consolidated
	(In millions)
Net interest income (loss)	$1,507	$1,386	$144	$(555)	$2,482	$7	$2,489
Provision (credit) for loan losses	469	365	25	(683)	176	—	176
Non-interest income	353	906	253	52	1,564	256	1,820
Non-interest expense	694	1,510	319	101	2,624	343	2,967
Income (loss) before income taxes	697	417	53	79	1,246	(80)	1,166
Income tax expense (benefit)	264	158	21	(99)	344	(33)	311
Net income (loss)	$433	$259	$32	$178	$902	$(47)	$855
Average assets	$48,971	$29,784	$3,481	$40,331	$122,567	$948	$123,515

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
Credit risk associated with these instruments is represented by the contractual amounts indicated in the following table:

	September 30, 2013	December 31, 2012
	(In millions)
Unused commitments to extend credit	$40,642	$38,160
Standby letters of credit	1,651	1,872
Commercial letters of credit	50	27
Liabilities associated with standby letters of credit	38	37
Assets associated with standby letters of credit	38	37
Reserve for unfunded credit commitments	74	83
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

LEGAL CONTINGENCIES

Regions, its affiliates and subsidiaries, and current and former officers, directors and employees, are sometimes collectively referred to as Regions and Related Parties. Regions and its subsidiaries are subject to loss contingencies related to litigation, claims, investigations and legal and administrative cases and proceedings arising in the ordinary course of business. Regions evaluates these contingencies based on information currently available, including advice of counsel. Regions establishes accruals for those matters when a loss contingency is considered probable and the related amount is reasonably estimable. Any accruals are periodically reviewed and may be adjusted as circumstances change. Some of Regions' exposure with respect to loss contingencies may be offset by applicable insurance coverage. In determining the amounts of any accruals or estimates of possible loss contingencies however, Regions does not take into account the availability of insurance coverage. In addition, as previously discussed, Regions has agreed to indemnify Raymond James for all legal matters resulting from pre-closing activities in conjunction with the sale of Morgan Keegan and recorded an indemnification obligation at fair value in the second quarter of 2012. The indemnification obligation had a carrying amount of approximately $244 million and an estimated fair value of approximately $217 million as of September 30, 2013 (see Note 13).When it is practicable, Regions estimates loss contingencies for possible litigation and claims, whether or not there is an accrued probable loss. When Regions is able to estimate such possible losses, and when Regions estimates that it is reasonably possible it could incur losses, in excess of amounts accrued, Regions is required to make a disclosure of the aggregate estimation. Regions currently estimates that it is reasonably possible that it may experience losses in excess of what Regions has accrued in an aggregate amount up to approximately $90 million as of September 30, 2013, with it also being reasonably possible that Regions could incur no losses in excess of amounts accrued. However, as available information changes, the matters for which Regions is able to estimate, as well as the estimates themselves will be adjusted, accordingly. The legal contingencies included in the reasonably possible estimate include those that are subject to the indemnification agreement with Raymond James.
Assessments of litigation and claims exposures are difficult due to many factors that involve inherent unpredictability. Those factors include the following: the varying stages of the proceedings, particularly in the early stages; unspecified, unsupported, or uncertain damages; damages other than compensatory such as punitive damages; a matter presenting meaningful legal uncertainties, including novel issues of law; multiple defendants and jurisdictions; whether discovery has begun or not or discovery is not complete; meaningful settlement discussions have not commenced; and whether the claim involves a class action and if so, how the class is defined. There are numerous factors that result in a greater degree of complexity in class-action lawsuits as compared to other types of litigation. Due to the many intricacies involved in class-action lawsuits at the early stages of these matters, obtaining clarity on a reasonable estimate is difficult which may call into question its reliability. As a result of some of these factors, Regions may be unable to estimate reasonably possible losses with respect to some of the matters disclosed below. The aggregated estimated amount provided above therefore may not include an estimate for every matter disclosed below.
Beginning in December 2007, Regions and certain of its affiliates have been named in class-action lawsuits filed in federal and state courts on behalf of investors who purchased shares of certain Regions Morgan Keegan Select Funds (the “Funds”) and stockholders of Regions. These cases have been consolidated into class-actions and stockholder derivative actions for the open-end and closed-end Funds. The Funds were formerly managed by Regions Investment Management, Inc. (“Regions Investment Management”). Regions Investment Management no longer manages these Funds, which were transferred to Hyperion Brookfield Asset Management (“Hyperion”) in 2008. Certain of the Funds have since been terminated by Hyperion. The complaints contain various allegations, including claims that the Funds and the defendants misrepresented or failed to disclose material facts relating to the activities of the Funds. Plaintiffs have requested equitable relief and unspecified monetary damages. These cases are in various stages and no classes have been certified. Settlement discussions are ongoing in certain cases, and the Court has granted final approval of a settlement in the closed-end Funds class-action and shareholder derivative case. Certain of the shareholders in these Funds and other interested parties have entered into arbitration proceedings and individual civil claims, in lieu of participating in the class actions. These lawsuits and proceedings are subject to the indemnification agreement with Raymond James discussed above.
In October 2010, a purported class-action lawsuit was filed by Regions’ stockholders in the U.S. District Court for the Northern District of Alabama against Regions and certain former officers of Regions ("the 2010 Claim"). The 2010 Claim alleges violations of the federal securities laws, including allegations that statements that were materially false and misleading were included in filings made with the Securities and Exchange Commission ("SEC"). The plaintiffs have requested equitable relief and unspecified monetary damages. On June 7, 2011, the trial court denied Regions’ motion to dismiss the 2010 Claim. On June 14, 2012, the trial court granted class certification. The Eleventh Circuit Court of Appeals is reviewing the trial court’s grant of class-action certification. The case is now stayed pending that review.
In December 2009, Regions and certain Related Persons were named in a consolidated shareholder derivative action filed in Jefferson County, Alabama. The complaint alleges mismanagement, waste of corporate assets, breach of fiduciary duty and unjust enrichment relating to bonuses and other benefits received by executive management. Plaintiffs requested equitable relief and unspecified monetary damages. The case was dismissed with prejudice on December 6, 2012. Plaintiffs' motion to alter, amend or vacate that judgment was denied on March 25, 2013. Plaintiffs appealed the order of dismissal to the Alabama Supreme Court on April 18, 2013.
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
The SEC and states of Missouri and Texas are investigating alleged securities law violations by Morgan Keegan in the underwriting and sale of certain municipal bonds. An enforcement action was brought by the Missouri Secretary of State on April 4, 2013, seeking monetary penalties and other relief. A civil action was brought by institutional investors of the bonds on March 19, 2012, seeking a return of their investment and unspecified compensatory and punitive damages. A class action was brought on behalf of retail purchasers of the bonds on September 4, 2012, seeking unspecified compensatory and punitive damages. Several claims by individual investors and investor groups are also pending. These actions are in the early stages. These matters are also subject to the indemnification agreement with Raymond James.
Regions is involved in information-gathering requests and investigations (both formal and informal) as well as reviews, examinations and proceedings (collectively, “Inquiries”) by various governmental regulatory agencies, law enforcement authorities and self-regulatory bodies regarding Regions’ business, business practices and policies as well as the conduct of persons with whom it does business. Additional Inquiries will arise from time to time. In connection with those Inquiries, Regions receives document requests, subpoenas and other requests for information. The Inquiries, including those described below, could develop into administrative, civil or criminal proceedings or enforcement actions that could result in consequences that have a material effect on Regions' consolidated financial position, results of operations or cash flows as a whole. Such consequences could include adverse judgments, findings, settlements, penalties, fines, orders, injunctions, restitution, or alterations in our business practices, and could result in additional expenses and collateral costs, including reputational damage.
Regions has received Inquiries from government authorities primarily concerning accounting matters from 2009 and earlier periods that also have been the subject of the 2010 Claim. Regions is cooperating and has provided responses to these Inquiries. In addition, the Board of Directors is conducting investigations regarding certain of the matters raised in these Inquiries. More recently, Regions has received a subpoena from the Office of Inspector General of the U. S. Department of Housing and Urban Development regarding mortgage-related practices, including those relating to origination practices for loans insured by the Federal Housing Administration. Regions is cooperating with this Inquiry.
While the final outcome of litigation and claims exposures or of any Inquiries is inherently unpredictable, management is currently of the opinion that the outcome of pending and threatened litigation and Inquiries will not have a material effect on Regions’ business, consolidated financial position, results of operations or cash flows as a whole. However, in the event of unexpected future developments, it is reasonably possible that an adverse outcome in any of the matters discussed above could be material to Regions’ business, consolidated financial position, results of operations or cash flows for any particular reporting period of occurrence.
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

As of the Closing Date, the fair value of the indemnification obligation, which includes defense costs and unasserted claims, was approximately $385 million, of which approximately $256 million was recognized as a reduction to the gain on sale of Morgan Keegan. The fair value was determined through the use of a present value calculation that takes into account the future cash flows that a market participant would expect to receive from holding the indemnification liability as an asset. Regions performed a probability-weighted cash flow analysis and discounted the result at a credit-adjusted risk free rate. The fair value of the indemnification liability includes amounts that Regions had previously determined meet the definition of probable and reasonably estimable. Adjustments to the indemnification obligation are recorded within professional and legal expenses within discontinued

operations (see Note 2). As of September 30, 2013, the carrying value of the indemnification obligation was approximately $244 million.
VISA INDEMNIFICATION

As a member of the Visa USA network, Regions, along with other members, indemnified Visa USA against litigation. On October 3, 2007, Visa USA was restructured and acquired several Visa affiliates. In conjunction with this restructuring, Regions' indemnification of Visa USA was modified to cover specific litigation (“covered litigation”).

A portion of Visa's proceeds from its initial public offering ("IPO") was escrowed to fund the covered litigation. During the first quarter of 2013, Visa made a settlement payment related to the covered litigation which reduced Regions' share of the escrow account to approximately zero compared to $22 million at December 31, 2012. Regions made a corresponding adjustment to reduce its liability to approximately zero compared to $22 million at December 31, 2012. The balances related to the escrow and the corresponding liability remain approximately zero as of September 30, 2013. To the extent that the amount available under the escrow arrangement, or subsequent fundings of the escrow account via reductions in the class B share conversion ratio, is insufficient to fully resolve the covered litigation, Visa will enforce the indemnification obligations of Visa USA's members for any excess amount. At this time, Regions has concluded that it is not probable that covered litigation exposure will exceed the class B share value.

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

In July 2013, the FASB issued new accounting guidance to include the Fed Funds Effective Swap Rate as an appropriate benchmark interest rate in the accounting for fair value and cash flow hedges in the United States. The guidance is effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The amended guidance did not have a material impact upon adoption.
Further information related to recent accounting pronouncements and accounting changes adopted by Regions prior to the first quarter of 2013 is included in the Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION
The following discussion and analysis is part of Regions Financial Corporation’s (“Regions” or "the Company”) Quarterly Report on Form 10-Q to the Securities and Exchange Commission (“SEC”) and updates Regions’ Form 10-K for the year ended December 31, 2012, which was previously filed with the SEC. This financial information is presented to aid in understanding Regions’ financial position and results of operations and should be read together with the financial information contained in the Form 10-K. Certain prior period amounts presented in this discussion and analysis have been reclassified to conform to current period classifications, except as otherwise noted. The emphasis of this discussion will be on the three and nine months ended September 30, 2013 compared to the three and nine months ended September 30, 2012 for the consolidated statements of income. For the consolidated balance sheet, the emphasis of this discussion will be the balances as of September 30, 2013 compared to December 31, 2012.
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
Regions conducts its banking operations through Regions Bank, an Alabama chartered commercial bank that is a member of the Federal Reserve System. At September 30, 2013, Regions operated 1,706 total branch outlets in Alabama, Arkansas, Florida, Georgia, Illinois, Indiana, Iowa, Kentucky, Louisiana, Mississippi, Missouri, North Carolina, South Carolina, Tennessee, Texas and Virginia. Regions operates under three business segments: Business Services, Consumer Services, and Wealth Management with the remainder split between Discontinued Operations and Other. See Note 14 “Business Segment Information” to the consolidated financial statements for more information regarding Regions’ segment reporting structure. Regions also provides full-line insurance brokerage services primarily through Regions Insurance, Inc. which is included in the Wealth Management segment.
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

THIRD QUARTER OVERVIEW
Regions reported net income available to common shareholders of $285 million, or $0.20 per diluted share, in the third quarter of 2013 compared to net income available to common shareholders of $301 million, or $0.21 per diluted share, in the third quarter of 2012. Increased net interest income and lower provision for loan losses were more than offset by lower non-interest income and higher non-interest expenses compared to the prior year period.
For the third quarter of 2013, net interest income (taxable-equivalent basis) from continuing operations totaled $838 million compared to $830 million in the third quarter of 2012. The net interest margin (taxable-equivalent basis) was 3.24 percent for the third quarter 2013 and 3.08 percent in the third quarter of 2012. The increase in net interest income was driven by a decline in interest-bearing liabilities and total funding costs and was partially offset by the impact of a smaller balance sheet, including a decline in average securities, and lower yields on both loans and securities. These factors drove the $8 million increase in net interest income (taxable-equivalent basis), and together with a reduction in low-yielding cash balances, also drove the 16 basis point improvement in net interest margin. Total deposit costs were 13 basis points for the third quarter of 2013, as compared to 28 basis points for the third quarter of 2012. Total funding costs, which include deposits, short-term borrowings and long-term debt, were 35 basis points for the third quarter of 2013, as compared to 56 basis points for the third quarter of 2012. Lower overall interest expense drove the $8 million increase in net interest income (taxable-equivalent basis) and the resulting 16 basis point improvement in net interest margin.
The provision for loan losses totaled $18 million in the third quarter of 2013 compared to $33 million during the third quarter of 2012. Credit metrics, including net charge-offs and non-accrual, criticized and classified loan balances showed continued improving trends through the first nine months of 2013 compared to 2012.
Net charge-offs totaled $114 million, or an annualized 0.60 percent of average loans, in the third quarter of 2013, compared to $262 million, or an annualized 1.38 percent for the third quarter of 2012. Net charge-offs were lower across most major loan categories when comparing the third quarter of 2013 period to the prior year period.
The allowance for loan losses at September 30, 2013 was 2.03 percent of total loans, net of unearned income, compared to 2.59 percent at December 31, 2012. Total non-performing assets were $1.5 billion at September 30, 2013, compared to $1.9 billion at December 31, 2012.
Non-interest income from continuing operations for the third quarter of 2013 was $495 million, compared to $533 million for the third quarter of 2012. The decline from the prior year was driven primarily by a $54 million decrease in mortgage income. Mortgage loan production fell 28 percent from the third quarter of 2012 as consumer demand for mortgage loans slowed due to rising interest rates. The decline in mortgage income was partially offset by increases in service charges on deposit accounts and other revenue sources. During the third quarter of 2013, the Company divested a non-core portion of a Wealth Management business which resulted in a pre-tax gain of $24 million.
Total non-interest expense from continuing operations was $884 million in the third quarter of 2013, a $15 million increase from the third quarter of 2012. The primary drivers of the increase were reduced gains from the sale of loans held for sale and increased provision expense related to unfunded commitments, partially offset by reduced amortization of core deposit intangible. The increase in provision expense related to unfunded commitments is due to larger credits that funded and subsequently resolved during the prior year period. Amortization of core deposit intangible decreased due to a change in estimated life that was determined at year-end 2012.
A discussion of activity within discontinued operations is included at the end of the Management’s Discussion and Analysis section of this report.

TOTAL ASSETS
Regions’ total assets at September 30, 2013 were $116.9 billion, compared to $121.3 billion at December 31, 2012. The decrease in total assets from year-end 2012 resulted mainly from a decrease in total securities and interest-bearing deposits in other banks, offset by an increase in loans. The Company sold securities during the second quarter of 2013 in response to a strategic decision to reduce the size of the Company's securities portfolio. The decrease in interest-bearing deposits in other banks is a result of normal day-to-day operating variations resulting in a reduction in the amount of cash balances held by the Company at the Federal Reserve. These declines were partially offset by the loan growth the Company experienced during the second and third quarters of 2013. Total ending loans, net of unearned income increased approximately $1.9 billion from December 31, 2012 to September 30, 2013. Other contributors to the decrease in total assets were lower balances of loans held for sale and other interest-earning assets.

SECURITIES
The following table details the carrying values of securities, including both available for sale and held to maturity:
Table 1—Securities

	September 30, 2013	December 31, 2012
	(In millions)
U.S. Treasury securities	$54	$54
Federal agency securities	434	555
Obligations of states and political subdivisions	5	9
Mortgage-backed securities:
Residential agency	17,736	21,283
Residential non-agency	10	13
Commercial agency	1,075	725
Commercial non-agency	1,193	1,098
Corporate and other debt securities	2,814	2,835
Equity securities	697	682
	$24,018	$27,254
Securities totaled $24.0 billion at September 30, 2013, a decrease of $3.2 billion from year-end 2012 levels. Regions maintains a highly rated securities portfolio consisting primarily of agency mortgage-backed securities. Throughout the recent economic cycle, financial institutions, including Regions, have increased the size of their securities portfolio to offset the lack of loan growth in order to maintain an appropriate level of earning assets. Total securities made up approximately 23 percent and 25 percent of earning assets as of September 30, 2013 and December 31, 2012, respectively. However, Regions experienced approximately $1 billion in loan growth during both of the second and third quarters of 2013. This loan growth, combined with an outlook for continued moderate improvement in the economy and an eventual reduction in securities purchases by the Federal Reserve, led management to reduce the size of the investment portfolio. Additionally, approximately $2.4 billion in available for sale securities were transferred to held to maturity during the second quarter of 2013. These combined actions will allow Regions to continue to optimize its asset / liability profile while reducing future volatility related to other comprehensive income and the related impacts to tangible common equity.
Securities available for sale, which comprise the majority of the securities portfolio, are an important tool used to manage interest rate sensitivity and provide a primary source of liquidity for the Company. See the "market risk-interest rate" and "liquidity" sections for more information.

LOANS
Loans, net of unearned income, represented approximately 74 percent of Regions’ interest-earning assets at September 30, 2013. The following table presents the distribution of Regions’ loan portfolio by portfolio segment and class, net of unearned income:
Table 2—Loan Portfolio

	September 30, 2013	December 31, 2012
	(In millions, net of unearned income)
Commercial and industrial	$29,863	$26,674
Commercial real estate mortgage—owner-occupied	9,566	10,095
Commercial real estate construction—owner-occupied	377	302
Total commercial	39,806	37,071
Commercial investor real estate mortgage	5,613	6,808
Commercial investor real estate construction	1,317	914
Total investor real estate	6,930	7,722
Residential first mortgage	12,856	12,963
Home equity	11,349	11,800
Indirect	2,889	2,336
Consumer credit card	896	906
Other consumer	1,166	1,197
Total consumer	29,156	29,202
	$75,892	$73,995
Loans, net of unearned income, totaled $75.9 billion at September 30, 2013, an increase of approximately $1.9 billion from year-end 2012 levels. Continued growth in commercial and industrial, commercial investor real estate construction, and indirect auto loan portfolios more than offset declines in investor real estate mortgage, commercial real estate mortgage, residential first mortgage and home equity lending during the first nine months of 2013.
Commercial—The commercial portfolio segment includes commercial and industrial loans to commercial customers for use in normal business operations to finance working capital needs, equipment purchases and other expansion projects. Commercial and industrial loans have increased $3.2 billion or 12% since year-end due to Regions’ integrated approach to specialized lending. Commercial also includes owner-occupied commercial real estate mortgage loans to operating businesses, which are loans for long-term financing of land and buildings, and are repaid by cash flow generated by business operations. These loans declined $529 million or 5% from year-end 2012 as a result of continued customer deleveraging. Owner-occupied construction loans are made to commercial businesses for the development of land or construction of a building where the repayment is derived from revenues generated from the business of the borrower. During the first nine months of 2013, total commercial loan balances increased approximately $2.7 billion, or 7%.
Investor Real Estate—Loans for real estate development are repaid through cash flow related to the operation, sale or refinance of the property. This portfolio segment includes extensions of credit to real estate developers or investors where repayment is dependent on the sale of real estate or income generated from the real estate collateral. A portion of Regions’ investor real estate portfolio segment is comprised of loans secured by residential product types (land, single-family and condominium loans) within Regions’ markets. Additionally, this category includes loans made to finance income-producing properties such as apartment buildings, office and industrial buildings, and retail shopping centers. The investor real estate loan segment declined $792 million from 2012 year-end balances primarily due to continued payoffs and pay downs.
Residential First Mortgage—Residential first mortgage loans represent loans to consumers to finance a residence. These loans are typically financed over a 15 to 30 year term and, in most cases, are extended to borrowers to finance their primary residence. These loans experienced a $107 million or 1% decline from year-end 2012, primarily due to customers continuing to pay down real estate debt. At the end of 2012, Regions began retaining 10 and 15 year fixed-rate mortgage production on the balance sheet which has slowed the pace of decline. Approximately $562 million of these 10 and 15-year fixed rate loans were retained on the balance sheet through the first nine months of 2013.

Home Equity—Home equity lending includes both home equity loans and lines of credit. This type of lending, which is secured by a first or second mortgage on the borrower’s residence, allows customers to borrow against the equity in their home.

Substantially all of this portfolio was originated through Regions’ branch network. During the first nine months of 2013, home equity balances decreased $451 million to $11.3 billion, driven by continued consumer deleveraging and refinancing.
Indirect—Indirect lending, which is lending initiated through third-party business partners, is largely comprised of loans made through automotive dealerships. This portfolio class increased $553 million from year-end 2012, reflecting continued growth from the expansion of the dealer network. Regions currently has just over 2,100 dealers in its network with plans to reach 2,300 by year-end 2013 compared to just over 1,900 as of December 31, 2012.
Consumer Credit Card—During the second quarter of 2011, Regions completed the purchase of approximately $1.0 billion of existing Regions-branded consumer credit card accounts from FIA Card Services. The products are primarily open-ended variable interest rate consumer credit card loans. In the third quarter of 2012, Regions assumed the servicing of these loans from FIA Card Services. Consumer credit card balances declined $10 million to $896 million during the first nine months of 2013.
Other Consumer—Other consumer loans include direct consumer installment loans, overdrafts and other revolving loans. Other consumer loans totaled $1.2 billion at September 30, 2013, relatively unchanged from prior year end.
CREDIT QUALITY
Certain of Regions’ loans have been particularly vulnerable to weak economic conditions over the past several years, mainly investor real estate loans and home equity products (particularly Florida second lien). These loan types have a higher risk of non-collection than other loans.
The Company has made considerable efforts to de-risk its balance sheet. A primary focus has been reducing the Company's exposure in the investor real estate portfolio. Total investor real estate loans represented approximately 24 percent of total loans at December 31, 2008, and has been actively managed down to approximately 9 percent of total loans at September 30, 2013.
Home equity lending, while improving, remains a stressed portfolio for the Company. Total home equity lending represented approximately 15 percent of total loans at September 30, 2013 and 16 percent at December 31, 2012. Losses in this portfolio generally track overall economic conditions. The main source of economic stress has been in Florida, where residential property values have declined significantly while unemployment rates remain high. Losses in Florida where Regions is in a second lien position are higher than first lien losses. The following sections provide further detail on the home equity portfolio.
HOME EQUITY
The home equity portfolio totaled $11.3 billion at September 30, 2013 as compared to $11.8 billion at December 31, 2012. Substantially all of this portfolio was originated through Regions’ branch network.
The following tables provide details related to the home equity portfolio as follows:
Table 3—Selected Home Equity Portfolio Information

	As of and for the Nine Months Ended September 30, 2013
	Florida			All Other States			Total
	1st Lien	2nd Lien	Total	1st Lien	2nd Lien	Total	1st Lien	2nd Lien	Total
	(Dollars in millions)
Balance	$1,842	$2,194	$4,036	$4,052	$3,261	$7,313	$5,894	$5,455	$11,349
Net charge-offs	14	46	60	13	25	38	27	71	98
Net charge-off %(1)	1.04%	2.66%	1.94%	0.43%	0.97%	0.68%	0.63%	1.64%	1.14%

	As of and for the Nine Months Ended September 30, 2012
	Florida			All Other States			Total
	1st Lien	2nd Lien	Total	1st Lien	2nd Lien	Total	1st Lien	2nd Lien	Total
	(Dollars in millions)
Balance	$1,882	$2,512	$4,394	$3,723	$3,908	$7,631	$5,605	$6,420	$12,025
Net charge-offs	27	94	121	22	48	70	49	142	191
Net charge-off %(1)	1.87%	4.76%	3.54%	0.77%	1.55%	1.18%	1.14%	2.80%	2.04%
________

(1)	Net charge-off percentages are calculated on an annualized basis as a percent of average balances.

Net charge-offs were an annualized 1.14 percent of home equity loans for the first nine months of 2013 compared to an annualized 2.04 percent through the first nine months of 2012. Losses in Florida-based credits remained at elevated levels, but the related net charge-off percentage decreased to 1.94 percent for the nine months ended September 30, 2013 from 3.54 percent for the nine months ended September 30, 2012. Improving underwriting standards and stabilizing home values in Florida are contributing to this improvement.
Of the $11.3 billion home equity portfolio at September 30, 2013, approximately $9.5 billion were home equity lines of credit and $1.8 billion were closed-end home equity loans (primarily originated as amortizing loans). Beginning in May 2009, new home equity lines of credit have a 10-year draw period and a 10-year repayment period. Previously, the home equity lines of credit had a 20-year term with a balloon payment upon maturity or a 5-year draw period with a balloon payment upon maturity. The term “balloon payment” means there are no principal payments required until the balloon payment is due for interest-only lines of credit. As of September 30, 2013, none of Regions' home equity lines of credit have converted to mandatory amortization under the contractual terms. The majority of home equity lines of credit will either mature with a balloon payment or convert to amortizing status after fiscal year 2020.
Of the $9.5 billion of home equity lines of credit as of September 30, 2013, approximately 90 percent require monthly interest-only payments while the remaining approximately 10 percent require a payment equal to 1.5 percent of the outstanding balance, which would include some principal repayment. As of September 30, 2013, approximately 29 percent of borrowers were only paying the minimum amount due on the home equity line. In addition, approximately 57 percent of the home equity lines of credit balances have the option to amortize either all or a portion of their balance. As of September 30, 2013, approximately $314 million of the home equity line of credit balances have elected this option.
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
Regions is unable to track payment status on first liens held by another institution, including payment status related to loan modifications. When Regions’ second lien position becomes delinquent, an attempt is made to contact the first lien holder and inquire as to the payment status of the first lien. However, Regions does not continuously monitor the payment status of the first lien position. Short sale offers and settlement agreements are often received by the home equity junior lien holders well before the loan balance reaches the delinquency threshold for charge-off consideration, potentially resulting in a full balance payoff/charge-off. Regions is presently monitoring the status of all first lien position loans that the Company owns or services and has a second lien, and is taking appropriate action when delinquent. Regions services the first lien on approximately 22 percent of the entire second lien home equity portfolio as of September 30, 2013. During 2012, Regions evaluated a means to monitor non-Regions-serviced first liens using a third-party service provider. While the data was not conclusive, there was no reason to believe that the results related to the non-Regions-serviced first liens would be significantly different than that of the portfolio which Regions services.
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
The following table presents current LTV data for components of the residential first mortgage and home equity classes of the consumer portfolio segment. Current LTV data for the remaining loans in the portfolio is not available, primarily because some of the loans are serviced by others. Data may also not be available due to mergers and systems integrations. The amounts in the table represent the entire loan balance. For purposes of the table below, if the loan balance exceeds the current estimated collateral, the entire balance is included in the “Above 100%” category, regardless of the amount of collateral available to partially offset the shortfall. The balances in the "Above 100%" category as a percentage of the portfolio balances decreased in the residential first mortgage and home equity portfolios to 7% and 13%, respectively, as of September 30, 2013.

Table 4—Estimated Current Loan to Value Ranges

	September 30, 2013			December 31, 2012
	Residential First Mortgage	Home Equity		Residential First Mortgage	Home Equity
		1st Lien	2nd Lien		1st Lien	2nd Lien
	(In millions)
Estimated current loan to value:
Above 100%	$867	$418	$1,044	$1,662	$538	$1,450
80% - 100%	2,120	704	1,317	2,610	766	1,468
Below 80%	9,403	4,567	2,584	8,248	4,082	2,595
Data not available	466	205	510	443	236	665
	$12,856	$5,894	$5,455	$12,963	$5,622	$6,178

Regions qualitatively considers factors such as periodic updates of FICO scores, unemployment, home prices, and geography as credit quality indicators for consumer loans. FICO scores are obtained at origination as part of Regions' formal underwriting process. Refreshed FICO scores are obtained by the Company quarterly for all revolving accounts and home equity lines of credit and semi-annually for all other consumer loans. Regions considers FICO scores less than 620 to be indicative of higher credit risk and obtains additional collateral in most of these instances. The following table presents estimated current FICO score data for components of classes of the consumer portfolio segment. Current FICO data is not available for the remaining loans in the portfolio for various reasons; for example, if customers do not use sufficient credit, an updated score may not be available. Residential first mortgage and home equity balances with FICO scores below 620 declined to 7% of the combined portfolios for September 30, 2013, down 1% from December 31, 2012.
Table 5—Estimated Current FICO Score Ranges

	September 30, 2013
	Residential First Mortgage	Home Equity		Indirect	Consumer Credit Card	Other Consumer
		1st Lien	2nd Lien
	(In millions)
Below 620	$1,113	$321	$338	$250	$37	$84
620 - 680	1,155	532	543	432	131	147
681-720	1,501	746	710	509	213	181
Above 720	8,119	3,994	3,598	1,545	510	426
Data not available	968	301	266	153	5	328
	$12,856	$5,894	$5,455	$2,889	$896	$1,166

	December 31, 2012
	Residential First Mortgage	Home Equity		Indirect	Consumer Credit Card	Other Consumer
		1st Lien	2nd Lien
	(In millions)
Below 620	$1,212	$370	$419	$218	$57	$97
620 - 680	1,259	536	589	352	135	134
681-720	1,435	675	772	354	211	160
Above 720	8,214	3,508	4,053	1,085	494	383
Data not available	843	533	345	327	9	423
	$12,963	$5,622	$6,178	$2,336	$906	$1,197

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
The allowance for loan losses totaled $1.5 billion at September 30, 2013 and $1.9 billion at December 31, 2012. The allowance for loan losses as a percentage of net loans was 2.03 percent at September 30, 2013 and 2.59 percent on December 31, 2012. The reserve for unfunded credit commitments was $74 million at September 30, 2013 compared to $83 million at December 31, 2012. Net charge-offs as a percentage of average loans (annualized) were 0.78 percent and 1.50 percent in the first nine months of 2013 and 2012, respectively. Net charge-offs were lower across most categories, period over period, particularly in the case of commercial investor real estate mortgage as a result of the ongoing portfolio de-risking and fundamental improvement in credit performance. The provision for loan losses totaled $18 million in the third quarter of 2013 compared to $33 million during the third quarter of 2012. The provision for loan losses totaled $59 million for the nine months ended September 30, 2013 compared to $176 million for the first nine months of 2012. Net charge-offs exceeded the provision for loan losses for the third quarter and first nine months of 2013, primarily resulting from continued improving credit metrics such as lower levels of non-accrual and criticized and classified loans, as well as, problem loan resolutions and a continuing mix shift in loans out of higher risk investor real estate and into less risky commercial and industrial loans.
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
Management expects that net loan charge-offs in 2013 will continue to improve compared to 2012. Economic trends such as real estate valuations, interest rates and unemployment will impact the future levels of net charge-offs and provision and may result in volatility during the remainder of 2013. Additionally, changes in circumstances related to individually large credits or certain portfolios may result in volatility. Details regarding the allowance and net charge-offs, including an analysis of activity from the previous year’s totals, are included in Table 6 “Allowance for Credit Losses.”

Activity in the allowance for credit losses is summarized as follows:
Table 6—Allowance for Credit Losses

	Nine Months Ended September 30
	2013	2012
	(Dollars in millions)
Allowance for loan losses at beginning of year	$1,919	$2,745
Loans charged-off:
Commercial and industrial	137	171
Commercial real estate mortgage—owner-occupied	92	145
Commercial real estate construction—owner-occupied	1	7
Commercial investor real estate mortgage	58	188
Commercial investor real estate construction	1	43
Residential first mortgage	57	121
Home equity	125	214
Indirect	23	16
Consumer credit card	29	36
Other consumer	47	48
	570	989
Recoveries of loans previously charged-off:
Commercial and industrial	32	46
Commercial real estate mortgage—owner-occupied	19	12
Commercial real estate construction—owner-occupied	2	—
Commercial investor real estate mortgage	22	19
Commercial investor real estate construction	4	7
Residential first mortgage	4	3
Home equity	27	24
Indirect	8	7
Consumer credit card	3	1
Other consumer	11	11
	132	130
Net charge-offs:
Commercial and industrial	105	125
Commercial real estate mortgage—owner-occupied	73	133
Commercial real estate construction—owner-occupied	(1)	7
Commercial investor real estate mortgage	36	169
Commercial investor real estate construction	(3)	36
Residential first mortgage	53	118
Home equity	98	190
Indirect	15	9
Consumer credit card	26	35
Other consumer	36	37
	438	859
Provision for loan losses	59	176
Allowance for loan losses at September 30	$1,540	$2,062
Reserve for unfunded credit commitments at beginning of year	$83	$78
Credit for unfunded credit losses	(9)	(2)
Reserve for unfunded credit commitments at September 30	$74	$76
Allowance for credit losses at September 30	$1,614	$2,138
Loans, net of unearned income, outstanding at end of period	$75,892	$75,259
Average loans, net of unearned income, outstanding for the period	$74,615	$76,509
Ratios:
Allowance for loan losses at end of period to loans, net of unearned income	2.03%	2.74%
Allowance for loan losses at end of period to non-performing loans, excluding loans held for sale	1.14x	1.09x
Net charge-offs as percentage of:
Average loans, net of unearned income (annualized)	0.78%	1.50%
Provision for loan losses	741.29%	488.07%

TROUBLED DEBT RESTRUCTURINGS (TDRs)
Residential first mortgage, home equity, consumer credit card, indirect and other consumer TDRs are consumer loans modified under the Customer Assistance Program. Commercial and investor real estate loan modifications are not the result of a formal program, but represent situations where modification was offered as a workout alternative. Renewals of classified commercial and investor real estate loans are refutably considered to be TDRs, even if no reduction in interest rate is offered, because the existing terms are considered to be below market. More detailed information is included in Note 4 “Loans and the Allowance for Credit Losses” to the consolidated financial statements. The following table summarizes TDRs for the periods ending September 30, 2013 and December 31, 2012:
Table 7—Troubled Debt Restructurings

	September 30, 2013		December 31, 2012
	Loan Balance	Allowance for Loan Losses	Loan Balance	Allowance for Loan Losses
	(In millions)
Accruing:
Commercial	$445	$52	$500	$67
Investor real estate	687	72	873	112
Residential first mortgage	998	116	984	131
Home equity	366	25	391	35
Indirect	1	—	—	—
Consumer credit card	2	—	—	—
Other consumer	30	—	41	1
	2,529	265	2,789	346
Non-accrual status or 90 days past due and still accruing:
Commercial	283	69	291	83
Investor real estate	174	47	251	73
Residential first mortgage	161	19	201	27
Home equity	31	2	37	3
	649	137	780	186
	$3,178	$402	$3,569	$532
_________
 Note: All loans listed in the table above are considered impaired under applicable accounting literature.

NON-PERFORMING ASSETS
Non-performing assets are summarized as follows:
Table 8—Non-Performing Assets

	September 30, 2013	December 31, 2012
	(Dollars in millions)
Non-performing loans:
Commercial and industrial	$383	$409
Commercial real estate mortgage—owner-occupied	364	439
Commercial real estate construction—owner-occupied	12	14
Total commercial	759	862
Commercial investor real estate mortgage	276	457
Commercial investor real estate construction	31	20
Total investor real estate	307	477
Residential first mortgage	167	214
Home equity	121	128
Total non-performing loans, excluding loans held for sale	1,354	1,681
Non-performing loans held for sale	43	89
Total non-performing loans(1)	1,397	1,770
Foreclosed properties	147	149
Total non-performing assets(1)	$1,544	$1,919
Accruing loans 90 days past due:
Commercial and industrial	$6	$19
Commercial real estate mortgage—owner-occupied	7	6
Total commercial	13	25
Commercial investor real estate mortgage	15	11
Commercial investor real estate construction	1	—
Total investor real estate	16	11
Residential first mortgage(2)	149	220
Home equity	72	87
Indirect	4	3
Consumer credit card	12	14
Other consumer	4	3
	$270	$363
Restructured loans not included in the categories above	$2,529	$2,789
Non-performing loans(1) to loans and non-performing loans held for sale	1.84%	2.39%
Non-performing assets(1) to loans, foreclosed properties and non-performing loans held for sale	2.03%	2.59%
_________

(1)	Excludes accruing loans 90 days past due.

(2)
Excludes residential first mortgage loans that are 100% guaranteed by the Federal Housing Administration (FHA) and also those 100% guaranteed by the Government National Mortgage Association (GNMA) where Regions has the right but not the obligation to repurchase. Total 90 days or more past due guaranteed loans excluded were $97 million at September 30, 2013 and $87 million at December 31, 2012.

Non-performing assets totaled $1.5 billion at September 30, 2013, compared to $1.9 billion at December 31, 2012. Foreclosed properties, a subset of non-performing assets, totaled $147 million and $149 million at September 30, 2013 and December 31, 2012, respectively. The decrease in non-performing assets and foreclosed properties during 2013 reflects the Company’s continuing efforts to work through problem assets and reduce the riskiest exposures.

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

Loans past due 90 days or more and still accruing were $270 million at September 30, 2013, a decrease from $363 million at December 31, 2012.
At September 30, 2013, Regions had approximately $175-$275 million of potential problem commercial and investor real estate loans that were not included in non-accrual loans, but for which management had concerns as to the ability of such borrowers to comply with their present loan repayment terms. This is a likely estimate of the amount of commercial and investor real estate loans that may migrate to non-accrual status in the next quarter.
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

The following table provides an analysis of non-accrual loans (excluding loans held for sale) by portfolio segment for the nine months ended September 30, 2013 and 2012:
Table 9—Analysis of Non-Accrual Loans

	Non-Accrual Loans, Excluding Loans Held for Sale Nine Months Ended September 30, 2013
	Commercial	Investor Real Estate	Consumer(1)	Total
	(In millions)
Balance at beginning of period	$862	$477	$342	$1,681
Additions	621	234	(51)	804
Net payments/other activity	(282)	(178)	—	(460)
Return to accrual	(134)	(107)	—	(241)
Charge-offs on non-accrual loans(2)	(222)	(57)	(1)	(280)
Transfers to held for sale(3)	(54)	(40)	(2)	(96)
Transfers to foreclosed properties	(21)	(16)	—	(37)
Sales	(11)	(6)	—	(17)
Balance at end of period	$759	$307	$288	$1,354

	Non-Accrual Loans, Excluding Loans Held for Sale Nine Months Ended September 30, 2012
	Commercial	Investor Real Estate	Consumer(1)	Total
	(In millions)
Balance at beginning of period	$1,072	$914	$386	$2,372
Additions	621	550	(12)	1,159
Net payments/other activity	(235)	(289)	—	(524)
Return to accrual	(84)	(141)	—	(225)
Charge-offs on non-accrual loans(2)	(309)	(220)	(6)	(535)
Transfers to held for sale(3)	(91)	(156)	(4)	(251)
Transfers to foreclosed properties	(54)	(21)	—	(75)
Sales	(8)	(25)	(4)	(37)
Balance at end of period	$912	$612	$360	$1,884
________

(1)
All net activity within the consumer portfolio segment other than sales and transfers to held for sale (including related charge-offs) is included as a single net number within the additions line, due to the relative immateriality of consumer non-accrual loans.

(2)	Includes charge-offs on loans on non-accrual status and charge-offs taken upon sale and transfer of non-accrual loans to held for sale.

(3)	Transfers to held for sale are shown net of charge-offs of $55 million and $135 million recorded upon transfer for the nine months ended September 30, 2013 and 2012, respectively.

LOANS HELD FOR SALE
Loans held for sale totaled $673 million at September 30, 2013, consisting primarily of $612 million of residential real estate mortgage loans and $43 million of non-performing investor real estate loans. At December 31, 2012, loans held for sale totaled $1.4 billion, consisting primarily of $1.3 billion of residential real estate mortgage loans and $89 million of non-performing investor real estate loans. The level of residential real estate mortgage loans held for sale fluctuates depending on the timing of origination and sale to third parties.

The following table provides an analysis of non-performing loans held for sale for the nine months ended September 30, 2013 and 2012:
Table 10—Non-Performing Loans Held For Sale

	Nine Months Ended September 30
	2013	2012
	(In millions)
Balance at beginning of period	$89	$328
Transfers in	96	251
Sales	(96)	(386)
Writedowns	(1)	(9)
Loans moved from held for sale/other activity	(33)	(19)
Transfers to foreclosed properties	(12)	(31)
Balance at end of period	$43	$134

ALL OTHER INTEREST-EARNING ASSETS
All other interest-earning assets, which are comprised of interest-bearing deposits in other banks, trading account securities, and other interest-earning assets, decreased approximately $2.5 billion from year-end 2012 to September 30, 2013, primarily due to a reduction in interest-bearing deposits in other banks as a result of normal day-to-day operating variations. Additionally, there was a decrease in other interest-earning assets as a result of netting cash collateral against the related net derivative liability which began in 2013. Refer to Note 12 "Derivative Financial Instruments and Hedging Activities" for further information.

GOODWILL
Goodwill totaled $4.8 billion at both September 30, 2013 and December 31, 2012 and is allocated to each of Regions’ reportable segments (each a reporting unit), at which level goodwill is tested for impairment on an annual basis or more often if events and circumstances indicate impairment may exist (refer to Note 1 “Summary of Significant Accounting Policies” to the 2012 consolidated financial statements filed on Form 10-K for the year ended December 31, 2012 for further discussion of when Regions tests goodwill for impairment).
A test of goodwill for impairment consists of two steps. In Step One, the fair value of the reporting unit is compared to its carrying amount, including goodwill. To the extent that the estimated fair value of the reporting unit exceeds the carrying value, impairment is not indicated and no further testing is required. Conversely, if the estimated fair value of the reporting unit is below its carrying amount, Step Two must be performed. Step Two consists of determining the implied estimated fair value of goodwill, which is the net difference between the valuation adjustments of assets and liabilities excluding goodwill and the valuation adjustment to equity (from Step One) of the reporting unit. The carrying value of equity for each reporting unit is determined from an allocation based upon risk weighted assets. Adverse changes in the economic environment, declining operations of the reporting unit, or other factors could result in a decline in the estimated implied fair value of goodwill. If the estimated implied fair value of goodwill is less than the carrying amount, a loss would be recognized to reduce the carrying amount to the estimated implied fair value.

The estimated fair value of the reporting unit is determined using a blend of both income and market approaches. Within the income approach, which is the primary valuation approach, Regions utilizes the capital asset pricing model (“CAPM”) in order to derive the base discount rate. The inputs to the CAPM include the 20-year risk-free rate, 5-year beta for a select peer set specific to each reporting unit, and a market risk premium based on published data. Once the output of the CAPM is determined, a size premium is added (also based on a published source) as well as a company-specific risk premium for each reporting unit, which is an estimate determined by the Company and meant to compensate for the risk inherent in the future cash flow projections and inherent differences (such as business model and market perception of risk) between Regions and the peer set. Regions evaluates the appropriateness of the inputs to the CAPM at each test date. Company specific factors considered during recent evaluation periods include positive results of operations, improvement in asset quality and strong capital and liquidity positions.
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
Regions uses the guideline public company method and the guideline transaction method as its market approaches. The public company method applies a value multiplier derived from each reporting unit’s peer group to tangible book value or earnings (for Wealth Management) and an implied control premium to the respective reporting units. The control premium is evaluated and compared to similar financial services transactions considering the absolute and relative potential revenue synergies and cost savings. The guideline transaction method applies a value multiplier to a financial metric of the reporting unit based on comparable observed purchase transactions in the financial services industry for the reporting unit (where available).
Refer to Note 6 “Goodwill” for further discussion of these approaches and related assumptions. The fair values of assets and liabilities in Step Two, if applicable, are determined using an exit price concept. Refer to the discussion of fair value in Note 1 “Summary of Significant Accounting Policies” to the 2012 consolidated financial statements filed on Form 10-K for the year ended December 31, 2012 for discussions of the exit price concept and the determination of fair values of financial assets and liabilities.
The results of the calculations for the third quarter of 2013 indicated that the estimated fair values of the Business Services, Consumer Services and Wealth Management reporting units were $9.0 billion, $5.3 billion and $1.5 billion, respectively, which were greater than the reporting units' carrying amounts of $8.5 billion, $5.2 billion and $1.2 billion, respectively. Therefore, Step Two of the goodwill impairment test was not required.

The table below summarizes the discount rate used in the goodwill impairment test of each reporting unit for the third, second, and first quarters of 2013 and the fourth quarter of 2012:

Table 11—Discount Rates

	Business Services	Consumer Services	Wealth Management
Discount Rate:
Third quarter 2013	12%	12%	12%
Second quarter 2013	13%	12%	12%
First quarter 2013	14%	13%	13%
Fourth quarter 2012	14%	13%	13%
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
For sensitivity analysis, a discount rate of 13 percent (an increase of one percentage point) for the Business Services, Consumer Services, and Wealth Management reporting units would result in estimated fair values of equity of $8.3 billion, $4.9 billion, and $1.3 billion, respectively. Wealth Management's estimated fair value of equity would exceed its carrying value by $100 million and would not require Step Two procedures. Business Services' resulting fair value of equity would be $200 million less than its carrying value and likewise, Consumer Services' resulting fair value of equity would be $300 million less than its carrying value, which would require Step Two procedures for both reporting units. As part of the sensitivity analysis, Regions performed hypothetical Step Two procedures. In Step Two, the fair value of the reporting unit's assets, both tangible and intangible, and liabilities are determined using estimates of the amounts at which the assets (or liabilities) can be bought (or incurred) or sold (settled) in a taxable transaction between willing participants. The effects of the Step Two adjustments for Business Services and Consumer Services, which would have been primarily write-downs of assets to fair value, would have exceeded any reductions in the value of equity determined in Step One; accordingly the resulting implied goodwill would have exceeded the carrying amount of goodwill by approximately 85 percent for Business Services and by approximately 110 percent for Consumer Services.

Sensitivity calculations are hypothetical and should not be considered to be predictive of future performance. Changes in implied fair value based on adverse changes in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, the effect of an adverse variation in a particular assumption on the implied fair value of goodwill is calculated without changing any other assumption, while in reality changes in one factor may result in changes in another which may either magnify or counteract the effect of the change.

FORECLOSED PROPERTIES
Other real estate and certain other assets acquired in foreclosure are reported at the lower of the investment in the loan or fair value of the property less estimated costs to sell. The following table summarizes foreclosed property activity for the nine months ended September 30, 2013 and 2012:

Table 12—Foreclosed Properties

	Nine Months Ended September 30
	2013	2012
	(In millions)
Balance at beginning of period	$149	$296
Transfer from loans	189	244
Valuation adjustments	(27)	(59)
Foreclosed property sold	(157)	(284)
Payments and other	(7)	—
	(2)	(99)
Balance at end of period	$147	$197
_________
Note: Approximately 78 percent and 73 percent of the ending balances at September 30, 2013 and 2012, respectively, relate to properties transferred into foreclosed properties during the previous twelve months.
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

OTHER ASSETS
Other assets decreased approximately $400 million from December 31, 2012 to $5.8 billion as of September 30, 2013, primarily due to lower balances related to derivatives and prepaid expenses.

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

The following table summarizes deposits by category:
Table 13—Deposits

	September 30, 2013	December 31, 2012
	(In millions)
Non-interest-bearing demand	$30,308	$29,963
Savings accounts	6,038	5,760
Interest-bearing transaction accounts	19,583	21,096
Money market accounts—domestic	26,085	24,901
Money market accounts—foreign	241	311
Low-cost deposits	82,255	82,031
Time deposits	10,066	13,443
	$92,321	$95,474
Total deposits at September 30, 2013 decreased approximately $3 billion compared to year-end 2012 levels. The decrease in deposits was primarily driven by the continued runoff of time deposits in the low interest rate environment as customers seek higher yields, as well as customers diversifying their deposits in response to the expiration of the Federal Deposit Insurance Corporation's (FDIC) Transaction Account Guarantee (TAG) Program. The TAG Program fully insured non-interest-bearing transaction accounts beyond the $250 thousand deposit insurance limit, and expired on January 1, 2013. In addition, December has historically been a month for higher customer deposit balances.

SHORT-TERM BORROWINGS
The following is a summary of short-term borrowings:
Table 14—Short-Term Borrowings

	September 30, 2013	December 31, 2012
	(In millions)
Company funding sources:
Federal funds purchased	$13	$21

Customer-related borrowings:
Securities sold under agreements to repurchase	1,760	1,428
Customer collateral	—	125
	1,760	1,553
	$1,773	$1,574
COMPANY FUNDING SOURCES
Federal funds purchased used for funding purposes totaled $13 million at September 30, 2013 compared to $21 million at December 31, 2012. In the near term, Regions expects the use of wholesale unsecured borrowings, such as Federal funds purchased, to remain low. Short-term secured borrowings, such as securities sold under agreements to repurchase and FHLB advances, are a core portion of Regions funding strategy and can fluctuate significantly on a day-to-day basis, depending on funding needs and which sources of funds are used to satisfy those needs. All such arrangements are considered typical of the banking industry and are accounted for as borrowings.
Due to the uncertainty and inconsistency of the short-term funding markets during the recession, Regions had taken an approach to maintain higher levels of cash at the Federal Reserve Bank. These higher levels of cash negated the need to occasionally borrow short-term funds to cover normal monthly cash flow needs. As the economy continues to improve, Regions has reduced the amount of excess cash held at the Federal Reserve Bank and will utilize short-term secured funding markets as needed to augment its cash position. The securities financing market and short-term Federal Home Loan Bank ("FHLB") advances continue to provide reliable funding at attractive rates. There were no short-term FHLB advances outstanding at September 30, 2013 or December 31, 2012. See the "Liquidity" section for further detail of Regions' borrowing capacity with the FHLB.
Selected data for short-term borrowings used for funding purposes is presented below:

	Three Months Ended September 30
	2013	2012
	(Dollars in millions)
Federal funds purchased:
Balance at quarter-end	$13	$16
Average outstanding (based on average daily balances)	14	22
Maximum amount outstanding at any month-end during the quarter	14	21
Weighted-average interest rate at quarter-end	0.1%	0.2%
Weighted-average interest rate on amounts outstanding during the quarter (based on average daily balances)	0.1%	0.1%
Securities sold under agreements to repurchase:
Balance at quarter-end	$—	$683
Average outstanding (based on average daily balances)	216	1,106
Maximum amount outstanding at any month-end during the quarter	—	1,940
Weighted-average interest rate at quarter-end	—%	0.2%
Weighted-average interest rate on amounts outstanding during the quarter (based on average daily balances)	0.1%	0.1%

CUSTOMER-RELATED BORROWINGS
Short-term borrowings that are the result of customer activity related to investment opportunities totaled $1.8 billion at September 30, 2013 and $1.6 billion at December 31, 2012.
Repurchase agreements are also offered as short-term investment opportunities for commercial banking customers. At the end of each business day, customer balances are swept into the agreement account. In exchange for cash, Regions sells the customer securities with a commitment to repurchase them on the following business day. The repurchase agreements are collateralized to allow for market fluctuations. Securities from Regions Bank’s investment portfolio are used as collateral. From the customer’s perspective, the investment earns more than a traditional money market instrument. From Regions’ standpoint, the repurchase agreements are similar to deposit accounts, although they are not insured by the FDIC or guaranteed either directly by the United States or one of its agencies. Regions Bank does not manage the level of these investments on a daily basis as the transactions are initiated by the customers. The level of these borrowings can fluctuate significantly on a day-to-day basis.

Customer collateral reported as short-term borrowings was zero at September 30, 2013 and $125 million at December 31, 2012. These balances represent cash collateral posted by customers related to derivative transactions. Regions began netting cash collateral, subject to enforceable master netting agreements, against the net derivative asset or liability beginning in 2013.

LONG-TERM BORROWINGS
Long-term borrowings are summarized as follows:
Table 15—Long-Term Borrowings

	September 30, 2013	December 31, 2012
	(In millions)
Regions Financial Corporation (Parent):
4.875% senior notes due April 2013	$—	$250
7.75% senior notes due November 2014	348	696
5.75% senior notes due June 2015	498	497
2.00% senior notes due May 2018	748	—
7.75% subordinated notes due September 2024	100	100
6.75% subordinated debentures due November 2025	161	161
7.375% subordinated notes due December 2037	300	300
6.625% junior subordinated notes due May 2047	—	498
Other long-term debt	—	3
Valuation adjustments on hedged long-term debt	13	62
	2,168	2,567
Regions Bank:
Federal Home Loan Bank advances	1,009	1,010
4.85% subordinated notes due April 2013	—	499
5.20% subordinated notes due April 2015	349	348
7.50% subordinated notes due May 2018	750	750
6.45% subordinated notes due June 2037	497	497
Other long-term debt	58	174
Valuation adjustments on hedged long-term debt	7	16
	2,670	3,294
	$4,838	$5,861
Long-term borrowings decreased approximately $1.0 billion since year-end 2012 due to $1.7 billion in maturities and tender offers/ redemptions offset by a $750 million issuance. FHLB advances have a weighted-average interest rate of 1.4 percent at both September 30, 2013 and December 31, 2012, with a weighted average maturity of 0.61 years as of September 30, 2013.

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
During the third quarter of 2013, Regions extinguished $18 million of other long-term debt which included a $3 million redemption of trust preferred securities. These actions resulted in pre-tax losses of $5 million and were not deductible for income tax purposes.

STOCKHOLDERS’ EQUITY
Stockholders’ equity was $15.5 billion at both September 30, 2013 and December 31, 2012. During the first nine months of 2013, net income increased stockholders’ equity by $895 million, while shares repurchased reduced equity by $340 million and cash dividends on common stock reduced equity by $97 million. Changes in accumulated other comprehensive income decreased equity by $476 million, primarily due to unrealized losses on securities available for sale.
On March 19, 2012, Regions issued 153 million shares of common stock at $5.90 per share. The proceeds from the sale, net of issuance costs, increased equity by approximately $875 million.
On April 4, 2012, Regions repurchased all 3.5 million shares of Series A preferred stock issued to the U.S. Treasury and in early May of 2012, Regions repurchased the related warrant from the U.S. Treasury. Therefore, there was $125 million in preferred dividends and discount accretion in the first nine months of 2012 and none in the first nine months of 2013.
On November 1, 2012, Regions issued $500 million in depositary shares each representing a fractional ownership interest in a share of the Company’s 6.375% Non-Cumulative Perpetual Preferred Stock, Series A, par value $1.00 per share. The net proceeds from the issuance increased equity by approximately $486 million. During the first nine months of 2013, cash dividends on preferred stock reduced equity by $24 million.
On July 18, 2013, Regions’ Board of Directors declared a cash dividend for the third quarter of 2013 of $0.03 per share compared to $0.03 per share for the second quarter of 2013 and $0.01 for the first quarter of 2013. The Board declared a $0.01 per share cash dividend for the first, second, and third quarters of 2012.
As part of its most recent Comprehensive Capital Analysis and Review ("CCAR") submission, Regions' proposed capital plans included up to $350 million in common share repurchases. The Federal Reserve did not object to these plans, and Regions' Board of Directors approved the share repurchase plan. The share repurchase authority granted by the Board of Directors is available from the beginning of the second quarter of 2013 through the first quarter of 2014. As of September 30, 2013, Regions had repurchased approximately 36 million shares of common stock at a total cost of approximately $340 million. These shares were immediately retired upon repurchase and therefore are not included in treasury stock.
Regions’ ratio of stockholders’ equity to total assets was 13.25 percent at September 30, 2013 and 12.77 percent at December 31, 2012. Regions’ ratio of tangible common stockholders’ equity (stockholder's equity less preferred stock, goodwill and other identifiable intangibles and the related deferred tax liability) to total tangible assets was 9.02 percent at September 30, 2013, compared to 8.63 percent at December 31, 2012 (see Table 18 “GAAP to Non-GAAP Reconciliation” for further discussion).
See Note 8 “Stockholders’ Equity and Accumulated Other Comprehensive Income (Loss)” for further information.

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
The current minimum standard for the ratio of total capital to risk-weighted assets is 8 percent. At least 50 percent of that capital level (which equates to a 4 percent minimum) must consist of common equity, undivided profits, qualifying trust preferred securities, non-cumulative perpetual preferred stock, senior perpetual preferred stock issued to the U.S. Treasury under the Capital Purchase Program, minority interests relating to qualifying common or noncumulative perpetual preferred stock issued by a consolidated U.S. depository institution (or subsidiary thereof) or foreign bank subsidiary, less goodwill, disallowed deferred tax assets and certain other intangibles (“Tier 1 capital”). The remainder (“Tier 2 capital”) may consist of a limited amount of other preferred stock, mandatorily convertible securities, subordinated debt, and a limited amount of the allowance for loan and lease losses. The sum of Tier 1 capital and Tier 2 capital is “total risk-based capital” or total capital. However, under the Collins Amendment, which was passed as a section of the Dodd-Frank Act and implemented as part of the final U.S. Basel III framework released in July 2013, trust preferred securities will be eliminated as an element of Tier 1 capital. This disallowance of trust preferred securities is to be phased in for Regions from January 1, 2015 to January 1, 2016. As of September 30, 2013, Regions had $458 million of preferred stock that was unaffected by the Collins Amendment. On August 22, 2013, Regions executed the redemption of its final $3 million of outstanding trust preferred securities that were affected by the Collins Amendment.
The current minimum guidelines to be considered well capitalized for Total capital and Tier 1 capital are 10 percent and 6 percent, respectively. As of September 30, 2013 and December 31, 2012, the most recent notification from Federal banking agencies categorized Regions and its significant subsidiaries as well capitalized under the regulatory framework.
The Company believes that no changes in conditions or events have occurred since September 30, 2013, which would result in changes that would cause Regions or Regions Bank to fall below the well capitalized level.
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
BASEL III CAPITAL RULES

In July 2013, Regions' and Regions Bank's primary federal regulator, the Federal Reserve, published final rules (the “Basel III Capital Rules”) establishing a new comprehensive capital framework for U.S. banking organizations. The Basel III Capital Rules implement the Basel Committee's December 2010 framework known as “Basel III” for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act. The Basel III Capital Rules substantially revise the risk-based capital requirements applicable to bank holding companies and depository institutions, including the Company and the Bank, compared to the current U.S. risk-based capital rules. The Basel III Capital Rules define the components of capital and address other issues affecting the numerator in banking institutions' regulatory capital ratios. The Basel III Capital Rules also address risk weights and other issues affecting the denominator in banking institutions' regulatory capital ratios and replace the existing risk-weighting approach, which was derived from Basel I capital accords of the Basel Committee, with a more risk-sensitive approach based, in part, on the standardized approach in the Basel Committee's 2004 “Basel II” capital accords. The Basel III Capital Rules also implement the requirements of Section 939A of the Dodd-Frank Act to remove references to credit ratings from the federal banking agencies' rules. The Basel III Capital Rules are effective for Regions and Regions Bank on January 1, 2015 (subject to a phase-in period).

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

When fully phased in on January 1, 2019, the Basel III Capital Rules will require Regions and Regions Bank to maintain (i) a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% CET1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7.0% upon full implementation), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation), (iii) a minimum ratio of Total capital (that is, Tier 1 plus Tier 2) to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation) and (iv) a minimum leverage ratio of 4%, calculated as the ratio of Tier 1 capital to average assets (as compared to a current minimum leverage ratio of 3% for banking organizations that either have the highest supervisory rating or have implemented the appropriate federal regulatory authority's risk-adjusted measure for market risk).

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

The Basel III Capital Rules provide for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, certain deferred tax assets created due to timing differences and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. Under current capital standards, the effects of accumulated other comprehensive income items included in capital are excluded for the purposes of determining regulatory capital ratios. Under the Basel III Capital Rules, the effects of certain accumulated other comprehensive items are not excluded; however, non-advanced approaches banking organizations, including Regions and Regions Bank, may make a one-time permanent election to continue to exclude these items. Regions and Regions Bank expect to make this election in order to avoid significant variations in the level of capital depending upon the impact of interest rate fluctuations on the fair value of its securities portfolio. As previously mentioned, the Basel III Capital Rules also preclude certain hybrid securities, such as trust preferred securities, as Tier 1 capital of bank holding companies, subject to phase-out. As of September 30, 2013, Regions did not have any remaining hybrid securities subject to disallowance.

Implementation of the deductions and other adjustments to CET1 will begin on January 1, 2015 and will be phased-in over a 4-year period (beginning at 40% on January 1, 2015 and an additional 20% per year thereafter). The implementation of the capital conservation buffer will begin on January 1, 2016 at the 0.625% level and be phased in over a 4-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019).

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

The Basel III Capital Rules prescribe a standardized approach for risk weightings that expands the risk-weighting categories from the current four Basel I-derived categories (0%, 20%, 50% and 100%) to a much larger and more risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities, to 600% for certain equity exposures, and resulting in higher risk weights for a variety of asset categories. Specific changes to current rules impacting Regions' determination of risk-weighted assets include, among other things:

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

•	Providing for a 100% risk weight for claims on securities firms.

•	Eliminating the current 50% cap on the risk weight for over-the-counter derivative exposures.

•	Replacing the existing Ratings Based Approach for certain asset-backed securities with a Simplified Supervisory Framework Approach ("SSFA") which results in risk weights ranging from 20% to 1,250%.

In addition, the Basel III Capital Rules also provide more advantageous risk weights for derivatives and repurchase-style transactions cleared through a qualifying central counterparty and increase the scope of eligible guarantors and eligible collateral for purposes of credit risk mitigation. As of September 30, 2013, the increase in Regions' Basel III risk-weighted assets versus risk-weighted assets as calculated under Basel I was due primarily to:

•	Applying a 20% conversion factor to the unused portion of commitments of less than 1 year.

•	Applying a 250% risk weight to the portion of mortgage servicing rights and deferred tax assets that are includible in capital.

•	Applying a 150% risk weight to high volatility commercial real estate exposures.

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
Regions is currently evaluating the impact of the final U.S. rules implementing Basel III as well as any potential future SIFI surcharges for regional banks. The Company’s estimated Tier 1 common ratio as of September 30, 2013, based on Regions’ current interpretation of the final Basel III requirements was approximately 10.37 percent and therefore exceeded the Basel III minimum of 7 percent for Tier 1 common. Because the Basel III capital calculations will not be fully phased-in until 2019, are not formally defined by GAAP, and because the calculations currently include the Company's interpretations of the requirements including informal feedback received through the regulatory process and are therefore likely to change as clarifying guidance becomes available, these measures are considered to be non-GAAP financial measures, and other entities may calculate them differently than Regions’ disclosed calculations (see Table 18 “GAAP to Non-GAAP Reconciliation” for further details).

In January 2013, the Basel Committee published an update that included revisions to the liquidity coverage ratio (“LCR”) calculation. Also included in this update were provisions concerning, among other things, lower deposit run-off assumptions and full implementation on a phased-in schedule. On October 24, 2013, the Federal Reserve approved an NPR (notice of proposed rulemaking) and introduced a "modified" LCR that will apply to banks including Regions, who are not internationally active and are between $50 billion and $250 billion in assets. Based on Regions' current understanding and interpretation of the rules for the calculation of the LCR, full implementation will still be based on a phased-in schedule but in a more condensed timeframe that is 2 years shorter than the Basel committee version. Starting in 2015, institutions will be required to be at a minimum compliance ratio of 80 percent, in 2016 the minimum would increase to 90 percent, and full compliance with the 100 percent minimum requirement reached in 2017. Regions continues to review these proposals and their impact on the calculation of the LCR. The Company anticipates being fully compliant with the LCR requirements upon finalization and implementation. However, should Regions’ cash position or investment mix change in the future, Regions’ ability to meet the liquidity coverage ratio may be impacted.

See the “Supervision and Regulation—Capital Requirements” subsection of the “Business” section and the “Risk Factors” section of Regions’ Annual Report on Form 10-K for the year ended December 31, 2012 for more information.
The following chart summarizes the applicable holding company and bank regulatory capital requirements. Regions’ capital ratios at September 30, 2013 and December 31, 2012 exceeded all current regulatory requirements.
Table 16—Regulatory Capital Requirements

	September 30, 2013 Ratio	December 31, 2012 Ratio	To Be Well Capitalized
Tier 1 common (non-GAAP):
Regions Financial Corporation	10.99%	10.84%	NA(2)
Tier 1 capital:
Regions Financial Corporation	11.47%	12.00%	6.00%
Regions Bank	12.48	13.25	6.00
Total capital:
Regions Financial Corporation	14.52%	15.38%	10.00%
Regions Bank	14.95	16.04	10.00
Leverage(1):
Regions Financial Corporation	9.87%	9.65%	5.00%
Regions Bank	10.72	10.65	5.00
_________

(1)	The Leverage ratio requires an additional 100 to 200 basis-point cushion, in certain circumstances, of adjusted quarterly average assets.

(2)	The Board of Governors of the Federal Reserve System assesses banks' capital levels in periods of stress against a minimum Tier 1 common capital level of 5%.

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
As the economy continues to improve, Regions has been able to decrease the higher levels of excess cash held with the Federal Reserve Bank due to the uncertainty and inconsistency in the funding markets during the recession. The balance with the Federal Reserve Bank is the primary component of the balance sheet line item, “interest-bearing deposits in other banks.” At September 30, 2013, Regions had approximately $1.8 billion in excess cash on deposit with the Federal Reserve. Regions’ borrowing availability with the Federal Reserve Bank as of September 30, 2013, based on assets pledged as collateral on that date, was $19.6 billion.
Regions periodically accesses funding markets through sales of securities with agreements to repurchase. Repurchase agreements are also offered through a commercial banking sweep product as a short-term investment opportunity for customers. All such arrangements are considered typical of the banking industry and are accounted for as borrowings.
Regions’ financing arrangement with the FHLB adds additional flexibility in managing the Company's liquidity position. As of September 30, 2013, Regions’ borrowing availability from the FHLB totaled $5.1 billion. FHLB borrowing capacity is contingent on the amount of collateral pledged to the FHLB. Regions Bank and its subsidiaries have pledged certain residential first mortgage loans on one-to-four family dwellings and home equity lines of credit as collateral for the FHLB advances outstanding. Additionally, investment in FHLB stock is required in relation to the level of outstanding borrowings. Regions held $67 million in FHLB stock at September 30, 2013. The FHLB has been and is expected to continue to be a reliable and economical source of funding.
In February 2013, Regions filed a shelf registration statement with the U.S. Securities and Exchange Commission. This shelf registration does not have a capacity limit and can be utilized by Regions to issue various debt and/or equity securities. The registration statement will expire in February 2016.
Regions’ Bank Note program allows Regions Bank to issue up to $20 billion aggregate principal amount of bank notes outstanding at any one time. No issuances have been made under this program as of September 30, 2013. Notes issued under the program may be senior notes with maturities from 30 days to 15 years and subordinated notes with maturities from 5 years to 30 years. These notes are not deposits and they are not insured or guaranteed by the FDIC.

Regions may, from time to time, consider opportunistically retiring outstanding issued securities, including subordinated debt and preferred shares in privately negotiated or open market transactions for cash or common shares. Regulatory approval would be required for retirement of some instruments.
RATINGS
Table 17 “Credit Ratings” reflects the debt ratings information of Regions Financial Corporation and Regions Bank by Standard & Poor's ("S&P"), Moody’s, Fitch and Dominion Bond Rating Service ("DBRS") as of September 30, 2013 and December 31, 2012.

Table 17—Credit Ratings

As of September 30, 2013
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

On June 20, 2013, S&P revised Regions' outlook from stable to positive while affirming its current ratings for both the holding company and bank. The outlook revision and affirmation reflects improvement in earnings performance, core capital position, and maintenance of a strong liquidity profile. In announcing their change in outlook, S&P also cited benefits of a strengthening economy and a more stable business position for Regions. This is another important step in returning Regions' credit ratings to more appropriate and competitive levels.

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
Regions currently calculates its risk-based capital ratios under guidelines adopted by the Federal Reserve based on the 1988 Capital Accord (“Basel I”) of the Basel Committee on Banking Supervision (the “Basel Committee”). In December 2010, the Basel Committee released its final framework for Basel III, which will strengthen international capital and liquidity regulations. When fully phased-in, Basel III will increase capital requirements through higher minimum capital levels as well as through increases in risk-weights for certain exposures. Additionally, the final Basel III rules place greater emphasis on common equity. In July 2013, the Federal Reserve released final rules detailing the U.S. implementation of Basel III. Regions, as a non-advanced approaches bank, will begin transitioning to the Basel III framework in January 2015 subject to a phase-in period extending through January 2019. Regions is currently evaluating the impact of the final Basel III rules. Accordingly, the calculations provided below are estimates. Because the Basel III implementation regulations will not be fully phased-in until 2019, are not formally defined by GAAP, and because the calculations currently include the Company's interpretations of the requirements including informal feedback received through the regulatory process and are therefore likely to change as clarifying guidance becomes available, these measures are considered to be non-GAAP financial measures, and other entities may calculate them differently from Regions’ disclosed calculations. Since analysts and banking regulators may assess Regions’ capital adequacy using the Basel III framework, Regions believes that it is useful to provide investors information enabling them to assess Regions’ capital adequacy on the same basis.
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

The following tables provide: 1) a reconciliation of net income (GAAP) to net income available to common shareholders (GAAP), 2) a reconciliation of net income available to common shareholders (GAAP) to income from continuing operations available to common shareholders (GAAP), 3) a reconciliation of non-interest expense from continuing operations (GAAP) to adjusted non-interest expense (non-GAAP), 4) a reconciliation of non-interest income from continuing operations (GAAP) to adjusted non-interest income (non-GAAP), 5) a computation of adjusted total revenue (non-GAAP), 6) a computation of the adjusted efficiency ratio (non-GAAP), 7) a computation of the adjusted fee income ratio (non-GAAP), 8) a computation of return on average assets from continuing operations (GAAP), 9) a reconciliation of average and ending stockholders’ equity (GAAP) to average and ending tangible common stockholders’ equity (non-GAAP) and calculations of related ratios and adjusted ratios (non-GAAP), 10) a reconciliation of stockholders’ equity (GAAP) to Tier 1 capital (regulatory) and to Tier 1 common equity (non-GAAP) and calculations of related ratios, and 11) a reconciliation of stockholders’ equity (GAAP) to Basel III Tier 1 common equity (non-GAAP) and calculation of the related ratio based on Regions’ current understanding of the Basel III requirements. The estimate at September 30, 2013 is based on the final rule released in July 2013 and the estimate at December 31, 2012 is based on the U.S. Notices of Proposed Rulemaking released in June 2012.

Table 18—GAAP to Non-GAAP Reconciliation

		Three Months Ended September 30		Nine Months Ended September 30
		2013	2012	2013	2012
		(In millions, except per share data)
INCOME (LOSS)
Net income (GAAP)		$293	$301	$895	$855
Preferred dividends and accretion (GAAP)		(8)	—	(24)	(125)
Net income available to common shareholders (GAAP)	A	$285	$301	$871	$730
Income (loss) from discontinued operations, net of tax (GAAP)		—	(11)	1	(47)
Income from continuing operations available to common shareholders (GAAP)	B	$285	$312	$870	$777
FEE INCOME AND EFFICIENCY RATIOS
Non-interest expense from continuing operations (GAAP)		$884	$869	$2,610	$2,624
Significant items:
Loss on early extinguishment of debt		(5)	—	(61)	—
Securities impairment, net		—	—	—	(2)
Adjusted non-interest expense (non-GAAP)	C	$879	$869	$2,549	$2,622
Net interest income from continuing operations (GAAP)		$824	$817	$2,430	$2,482
Taxable-equivalent adjustment		14	13	40	37
Net interest income from continuing operations, taxable-equivalent basis		838	830	2,470	2,519
Non-interest income from continuing operations (GAAP)		495	533	1,493	1,564
Significant items:
Securities gains, net		(3)	(12)	(26)	(36)
Gain on sale of other assets		(24)	—	(24)	—
Leveraged lease termination gains, net		—	—	—	(14)
Adjusted non-interest income (non-GAAP)	D	468	521	1,443	1,514
Adjusted total revenue (non-GAAP)	E	$1,306	$1,351	$3,913	$4,033
Adjusted efficiency ratio (non-GAAP)	C/E	67.29%	64.32%	65.13%	65.01%
Adjusted fee income ratio (non-GAAP)	D/E	35.90%	38.56%	36.90%	37.54%
RETURN ON AVERAGE ASSETS
Average assets (GAAP)—continuing operations(1)	F	$116,917	$121,531	$118,088	$122,567
Return on average assets from continuing operations (GAAP)(2)	B/F	0.97%	1.02%	0.99%	0.85%
RETURN ON AVERAGE TANGIBLE COMMON STOCKHOLDERS’ EQUITY
Average stockholders’ equity (GAAP)		$15,317	$14,663	$15,504	$15,240
Less: Average intangible assets (GAAP)		5,129	5,195	5,123	5,223
Average deferred tax liability related to intangibles (GAAP)		(188)	(198)	(189)	(198)
Average preferred equity (GAAP)		460	—	468	1,174
Average tangible common stockholders’ equity (non-GAAP)	G	$9,916	$9,666	$10,102	$9,041
Return on average tangible common stockholders’ equity (non-GAAP)(2)	A/G	11.41%	12.39%	11.53%	10.79%

		September 30 2013	December 31 2012
		(In millions, except per share data)
TANGIBLE COMMON RATIOS
Ending stockholders’ equity (GAAP)		$15,489	$15,499
Less: Ending intangible assets (GAAP)		5,123	5,161
Ending deferred tax liability related to intangibles (GAAP)		(189)	(191)
Ending preferred equity (GAAP)		458	482
Ending tangible common stockholders’ equity (non-GAAP)	H	$10,097	$10,047
Ending total assets (GAAP)		$116,864	$121,347
Less: Ending intangible assets (GAAP)		5,123	5,161
Ending deferred tax liability related to intangibles (GAAP)		(189)	(191)
Ending tangible assets (non-GAAP)	I	$111,930	$116,377
End of period shares outstanding	J	1,378	1,413
Tangible common stockholders’ equity to tangible assets (non-GAAP)	H/I	9.02%	8.63%
Tangible common book value per share (non-GAAP)	H/J	$7.32	$7.11

TIER 1 COMMON RISK-BASED RATIO(3)
Stockholders’ equity (GAAP)		$15,489	$15,499
Accumulated other comprehensive (income) loss		411	(65)
Non-qualifying goodwill and intangibles		(4,804)	(4,826)
Disallowed deferred tax assets		—	(35)
Disallowed servicing assets		(30)	(33)
Qualifying non-controlling interests		—	93
Qualifying trust preferred securities		—	501
Tier 1 capital (regulatory)		11,066	11,134
Qualifying non-controlling interests		—	(93)
Qualifying trust preferred securities		—	(501)
Preferred stock		(458)	(482)
Tier 1 common equity (non-GAAP)	K	$10,608	$10,058
Risk-weighted assets (regulatory)	L	$96,486	$92,811
Tier 1 common risk-based ratio (non-GAAP)	K/L	10.99%	10.84%
BASEL III TIER 1 COMMON RATIO(3)(4)
Stockholders’ equity (GAAP)		$15,489	$15,499
Non-qualifying goodwill and intangibles(5)		(4,933)	(4,968)
Proposed Adjustments
Adjustments, including other comprehensive income related to cash flow hedges, disallowed deferred tax assets, threshold deductions and other adjustments		—	(298)
Final Rules Adjustments
Adjustments, including all components of accumulated other comprehensive income, disallowed deferred tax assets, threshold deductions and other adjustments		244	—
Preferred stock		(458)	(482)
Basel III Tier 1 common equity (non-GAAP)	M	$10,342	$9,751
Basel III risk-weighted assets (non-GAAP)(6)	N	$99,739	$109,941
Basel III Tier 1 common ratio (non-GAAP)	M/N	10.37%	8.87%

 _________

(1)
Return on average assets from continuing operations does not include average assets related to discontinued operations of $30 million and $948 million for the three and nine months ended September 30, 2012, respectively.

(2)	Income statement amounts have been annualized in calculation.

(3)	Current quarter amount and the resulting ratio are estimated.

(4)	The September 30, 2013 estimate is based on the final rule released in July 2013. The December 31, 2012 estimate is based on June 2012 U.S. Notices of Proposed Rulemaking.

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

NET INTEREST INCOME AND MARGIN
The following tables present an analysis of net interest income (on a taxable-equivalent basis), the net interest margin, and the net interest spread for the three and nine months ended September 30, 2013 and 2012:
Table 19—Consolidated Average Daily Balances and Yield/Rate Analysis for Continuing Operations

	Three Months Ended September 30
	2013			2012
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(Dollars in millions; yields on taxable-equivalent basis)
Assets
Interest-earning assets:
Trading account securities	$107	$1	1.52%	$112	$—	—%
Securities:
Taxable	24,074	144	2.38	27,028	170	2.50
Tax-exempt	5	—	—	10	—	—
Loans held for sale	751	6	3.34	1,213	9	2.95
Loans, net of unearned income(1)(2)	75,359	772	4.07	75,697	796	4.18
Other interest-earning assets	2,447	2	0.25	3,187	2	0.25
Total interest-earning assets	102,743	925	3.57	107,247	977	3.62
Allowance for loan losses	(1,613)			(2,232)
Cash and due from banks	1,781			1,732
Other non-earning assets	14,006			14,784
	$116,917			$121,531
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Savings accounts	$6,076	1	0.10	$5,650	1	0.07
Interest-bearing transaction accounts	19,613	5	0.09	18,880	5	0.11
Money market accounts	26,250	9	0.13	24,891	11	0.18
Time deposits	10,417	16	0.60	15,536	50	1.28
Total interest-bearing deposits(3)	62,356	31	0.19	64,957	67	0.41
Federal funds purchased and securities sold under agreements to repurchase	1,982	—	0.07	2,375	1	0.17
Other short-term borrowings	381	1	0.20	363	—	—
Long-term borrowings	4,845	55	4.57	6,230	79	5.04
Total interest-bearing liabilities	69,564	87	0.49	73,925	147	0.79
Non-interest-bearing deposits(3)	29,724	—	—	29,652	—	—
Total funding sources	99,288	87	0.35	103,577	147	0.56
Net interest spread			3.08			2.83
Other liabilities	2,312			3,243
Stockholders’ equity	15,317			14,711
	$116,917			$121,531
Net interest income/margin on a taxable-equivalent basis from continuing operations(4)		$838	3.24%		$830	3.08%

_________

(1)	Loans, net of unearned income include non-accrual loans for all periods presented.

(2)	Interest income includes net loan fees of $21 million and $15 million for the three months ended September 30, 2013 and 2012, respectively.

(3)
Total deposit costs may be calculated by dividing total interest expense on deposits by the sum of interest-bearing deposits and non-interest-bearing deposits. The rates for total deposit costs equal 0.13% and 0.28% for the three months ended September 30, 2013 and 2012, respectively.

(4)	The computation of taxable-equivalent net interest income is based on the statutory federal income tax rate of 35%, adjusted for applicable state income taxes net of the related federal tax benefit.

	Nine Months Ended September 30
	2013			2012
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(Dollars in millions; yields on taxable-equivalent basis)
Assets
Interest-earning assets:
Trading account securities	$115	$2	1.71%	$136	$2	1.96%
Securities:
Taxable	25,881	452	2.34	26,513	523	2.63
Tax-exempt	6	—	—	20	—	—
Loans held for sale	944	23	3.29	1,122	23	2.74
Loans, net of unearned income(1)(2)	74,615	2,287	4.10	76,509	2,437	4.25
Other interest-earning assets	2,377	5	0.25	3,877	7	0.24
Total interest-earning assets	103,938	2,769	3.56	108,177	2,992	3.69
Allowance for loan losses	(1,737)			(2,493)
Cash and due from banks	1,764			1,844
Other non-earning assets	14,123			15,039
	$118,088			$122,567
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Savings accounts	$6,052	4	0.09	$5,556	3	0.07
Interest-bearing transaction accounts	19,893	15	0.10	19,327	17	0.12
Money market accounts	25,896	27	0.14	24,323	34	0.19
Time deposits	11,572	60	0.70	17,248	177	1.37
Total interest-bearing deposits(3)	63,413	106	0.22	66,454	231	0.46
Federal funds purchased and securities sold under agreements to repurchase	2,020	—	0.09	1,936	1	0.07
Other short-term borrowings	240	2	0.19	299	—	—
Long-term borrowings	5,329	191	4.80	6,889	241	4.67
Total interest-bearing liabilities	71,002	299	0.56	75,578	473	0.84
Non-interest-bearing deposits(3)	29,433	—	—	29,053	—	—
Total funding sources	100,435	299	0.40	104,631	473	0.60
Net interest spread			3.00			2.85
Other liabilities	2,153			2,996
Stockholders’ equity	15,500			14,940
	$118,088			$122,567
Net interest income/margin on a taxable-equivalent basis from continuing operations(4)(5)		$2,470	3.18%		$2,519	3.11%

_________

(1)	Loans, net of unearned income include non-accrual loans for all periods presented.

(2)	Interest income includes net loan fees of $57 million and $47 million for the nine months ended September 30, 2013 and 2012, respectively.

(3)
Total deposit costs may be calculated by dividing total interest expense on deposits by the sum of interest-bearing deposits and non-interest-bearing deposits. The rates for total deposit costs equal 0.15% and 0.32% for the nine months ended September 30, 2013 and 2012, respectively.

(4)	The computation of taxable-equivalent net interest income is based on the statutory federal income tax rate of 35%, adjusted for applicable state income taxes net of the related federal tax benefit.

(5)
The table above does not include average interest-earning assets, average interest-bearing liabilities, interest income, or interest expense for discontinued operations for the nine months ended September 30, 2012 (see Note 2 to the consolidated financial statements). If these assets, liabilities, and net interest income were included in the calculation, the consolidated net interest income and margin on a taxable equivalent basis would have been $2,526 million and 3.10% for the nine months ended September 30, 2012.

For the third quarter of 2013, net interest income (taxable-equivalent basis) totaled $838 million compared to $830 million in the third quarter of 2012. The net interest margin (taxable-equivalent basis) was 3.24 percent for the third quarter of 2013 and 3.08 percent for the third quarter of 2012. For both the first nine months of 2013 and 2012, related to continuing operations, net interest income (taxable-equivalent basis) totaled $2.5 billion. The net interest margin (taxable-equivalent basis) was 3.18 percent for the nine months ended September 30, 2013 compared to 3.11 percent for the first nine months of 2012. Net interest margin increased primarily as a result of declines in overall deposit costs, lower levels of non-accrual loans and a decline in low-yielding other interest-earning assets, primarily cash held at the Federal Reserve.

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
Exposure to Interest Rate Movements—As of September 30, 2013, Regions was moderately asset sensitive to both gradual and instantaneous parallel yield curve shifts as compared to the base case for the measurement horizon ending September 2014. The estimated exposure associated with the parallel yield curve shift of minus 50 basis points in the table below reflects the combined impacts of movements in short-term and long-term rates. Long-term interest rate reductions will drive yields lower on certain fixed rate loans newly originated or renewed, prospective yields lower on certain investment portfolio purchases, as well as higher amortization of premium on existing securities in the investment portfolio. The decline in short-term interest rates (such as the Fed Funds rate and the rate of Interest on Excess Reserves) will lead to a reduction of yield on assets and liabilities contractually tied to such rates, but since rates have been at low levels for such an extended period, it is expected that declines in deposit costs will only partially offset the decline in asset yields.

Long-term interest rates have exhibited volatility over the third quarter after rising significantly in the second quarter, but short-term rates have remained stable. As described above, with respect to sensitivity to long-term rates, the balance sheet is estimated to be asset sensitive. The primary factors are that higher long-term rates will drive higher rates on loans and securities newly originated or renewed, as well as induce a slower pace of premium amortization on certain securities within the investment portfolio. Current simulation models estimate that, as compared to the base case, net interest income over a 12 month horizon would respond favorably by approximately $128 million if long-term rates were to immediately and on a sustained basis exceed the base scenario by 100 basis points. Similarly, if long-term rates were to immediately and on a sustained basis underperform the base case by 50 basis points, then net interest income, as compared to the base case, would decline by approximately $69 million.

The table below summarizes Regions' positioning in various parallel yield curve shifts. The scenarios are inclusive of all interest rate risk hedging activities.

Table 20—Interest Rate Sensitivity

Estimated Annual Change in Net Interest Income September 30, 2013
(In millions)
Gradual Change in Interest Rates
+ 200 basis points	$285
+ 100 basis points	157
- 50 basis points	(83)

Instantaneous Change in Interest Rates
+ 200 basis points	$348
+ 100 basis points	205
- 50 basis points	(116)
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

To measure, monitor and manage trading risks arising from interest rate and price risks, Regions uses a Value at Risk ("VaR") simulation model, along with other risk management methods and tools, to measure the maximum potential fair value that could be at risk on the Company's trading positions. VaR is a risk measure monitored daily and used to prevent trading portfolio managers from exceeding risk tolerances that are prescribed in Regions' trading risk policy. Regions' limit for total trading 1-day VaR is $2 million. There were no breaches of this limit during the nine months ended September 30, 2013 or the full year of 2012. Monitoring of market risk and establishment of policy limits is overseen by the Market Risk Oversight Committee, through the authority of ALCO, and the Market and Liquidity Risk Management group. Regions utilizes a vendor-provided market risk system to calculate VaR over several time-to-liquidate time horizons (holding periods) and confidence intervals, using 5,000 full revaluation Monte Carlo simulations. Currently, Regions uses a 99% confidence level and utilizes a 1-day holding period for management reporting and a 10-day holding period for regulatory reporting (as required by the Market Risk Rule). A 99% confidence level suggests that, on average, trading losses are expected to exceed VaR one out of 100 trading days, or two to three times per year. Also, as required by the Market Risk Rule, Regions performs daily back-testing of VaR against actual gains and losses in the trading book. Regions had no back-testing exceptions during the nine months ended September 30, 2013 or the year ended December 31, 2012.
Effective January 1, 2013, the Market Risk Rule also requires the Company to calculate a Stressed VaR ("SVaR"). Regions calculates the SVaR using a ten-day holding period with a 99% confidence level and employs a Monte Carlo simulation approach based on a 250-day historical window that reflects a period of significant financial stress.
The end-of-period 1-day VaR was approximately $377 thousand, with an average of $350 thousand, a high of $457 thousand and a low of $251 thousand during the third quarter of 2013. Regions considers this measure to be quantitatively immaterial to the overall market risk and capital profile of the Company.
The end-of-period 10-day VaR was approximately $1.2 million, with an average of $1.2 million, a high of $1.5 million and a low of $791 thousand during the third quarter of 2013. The end-of-period 10-day SVaR was approximately $1.7 million, with an average of $1.8 million, a high of $1.9 million and a low of $1.6 million during the third quarter of 2013. Regions considers both measures to be quantitatively immaterial to the overall market risk and capital profile of the Company.
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
Denial of service attacks, hacking or terrorist activities, could disrupt the Company's or the Company's customers' or other third parties' business operations. For example, during 2013, a group launched several denial of service attacks against a number of large financial services institutions, including Regions. These events did not result in a breach of Regions' client data, and account information remained secure; however, the attacks did adversely affect the performance of Regions Bank's website, www.regions.com, and, in some instances, temporarily prevented customers from accessing Regions Bank's secure websites. In addition, some outbound internet slowness existed. The 2013 events were all resolved during the same business day of the attack. In all cases, the attacks primarily resulted in inconvenience to employees and customers. Regions engages employees from all business groups, not just information technology, to combat these attacks. Regions will continue to commit the resources necessary to mitigate these growing risks. In addition, Regions has contracts with vendors to provide denial of service mitigation and these vendors have also continued to commit the necessary resources to support Regions in the event of an attack.

INTERNATIONAL RISK
Regions has minimal sovereign credit exposure. This includes an immaterial amount in government securities issued by a single non-European sovereign, as well as a guarantee on a leveraged lease from a Western European government agency.
However, Regions does have cross border exposure, which is defined as the aggregation of exposure to financial institutions, companies, or individuals in a foreign country. The majority of these exposures are in the form of corporate bonds purchased for the bank's investment portfolio, derivative hedges (interest rate and foreign exchange) and guarantees from foreign institutions on leveraged lease exposure. This exposure is concentrated with entities in highly-rated, Western European countries but not in those most severely affected by the Eurozone financial problems.
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
At September 30, 2013, Regions' international cross border exposure was approximately $1.3 billion in total outstandings. Approximately 66 percent of the total outstandings is corporate bonds, followed by leveraged leasing at 16 percent. Approximately 63 percent of the total outstandings are in highly-rated Western European countries and Australia, followed by 10 percent in Canada.
Regions' Counterparty Credit Department is responsible for setting country limits and managing the Bank's compliance of outstanding exposure to established limits. Reports are sent to Counterparty Credit by the business groups on a monthly basis to demonstrate their compliance with established limits. Counterparty Credit produces and reviews monthly reporting of the exposure, on both an outstanding and limit basis.

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

PROVISION FOR LOAN LOSSES
The provision for loan losses is used to maintain the allowance for loan losses at a level that in management’s judgment is appropriate to absorb probable losses inherent in the portfolio at the balance sheet date. The provision for loan losses totaled $18 million in the third quarter of 2013 compared to $33 million during the third quarter of 2012. The provision for loan losses totaled $59 million in the first nine months of 2013 compared to $176 million in the first nine months of 2012. Net charge-offs as a percentage of average loans (annualized) were 0.78 percent and 1.50 percent in the first nine months of 2013 and 2012, respectively. Net charge-offs were lower across most major loan categories when comparing the 2013 period to the prior year period. Net charge-offs exceeded provision for loan losses for the third quarter and first nine months of 2013 primarily due to the continued improving credit metrics, including lower levels of non-accrual loans and criticized and classified loans (see Table 6 “Allowance for Credit Losses”), as well as, problem loan resolutions, and a continuing mix shift in loans out of higher risk investor real estate and into less risky commercial and industrial loans.

NON-INTEREST INCOME
The following tables present a summary of non-interest income. For expanded discussion of certain significant non-interest income items, refer to the discussion of each component following the table presented.
Table 21—Non-Interest Income from Continuing Operations

	Three Months Ended September 30
	2013	2012
	(In millions)
Service charges on deposit accounts	$251	$244
Mortgage income	52	106
Capital markets fee income	18	28
Investment services fee income	10	6
Investment management and trust fee income	50	48
Insurance commissions and fees	27	28
Credit card/bank card income	21	18
Commercial credit fee income	16	17
Securities gains (losses), net	3	12
Gain on sale of other assets	24	—
Bank-owned life insurance	18	19
Net loss from affordable housing	(18)	(17)
Other miscellaneous income	23	24
	$495	$533

	Nine Months Ended September 30
	2013	2012
	(In millions)
Service charges on deposit accounts	$730	$731
Mortgage income	193	273
Capital markets fee income	58	59
Investment services fee income	26	20
Investment management and trust fee income	148	147
Insurance commissions and fees	86	82
Credit card/bank card income	58	64
Commercial credit fee income	49	52
Securities gains (losses), net	26	36
Gain on sale of other assets	24	—
Bank-owned life insurance	62	61
Net loss from affordable housing	(50)	(44)
Other miscellaneous income	83	83
	$1,493	$1,564

Service charges on deposits accounts—Income from service charges on deposit accounts increased $7 million for the third quarter of 2013 as compared to the third quarter of 2012. Income from service charges on deposit accounts decreased $1 million for the first nine months of 2013 as compared to the first nine months of 2012. The increase during the third quarter of 2013 compared to the prior year was driven primarily by growth in customer checking accounts.
Mortgage income—Mortgage income decreased $54 million for the third quarter of 2013 as compared to the third quarter of 2012. Mortgage income decreased $80 million for the first nine months of 2013 as compared to the first nine months of 2012.

The decrease was driven by lower mortgage production and the Company's decision to begin retaining 10 and 15-year residential first mortgage originations on its balance sheet beginning in the fourth quarter of 2012 as opposed to selling them in the secondary market. An increase in the cost of hedging mortgage servicing rights also contributed to the decline in mortgage income. Mortgage loan production fell 28 percent from the third quarter of 2012 and 9 percent from the first nine months of 2012 as consumer demand for mortgage loans slowed due to rising interest rates.
Capital markets fee income—Capital markets fee income, which primarily relates to activities such as loan syndications, foreign exchange and derivatives, decreased $10 million for the third quarter of 2013 compared to the third quarter of 2012 and was relatively flat for the nine-month periods. The quarterly decrease is primarily due to deterioration in market valuation in the customer derivative portfolio.
Securities gains (losses), net—Net securities gains decreased $9 million for the third quarter of 2013 and $10 million for the first nine months of 2013 compared to the comparable prior year periods. Lower net securities gains in the current year were due to reduced volumes of securities sales resulting from the Company's asset/liability management process.
Gain on sale of other assets—During the third quarter of 2013, the Company divested a non-core portion of a Wealth Management business which resulted in a pre-tax gain of $24 million.

NON-INTEREST EXPENSE
The following tables present a summary of non-interest expense. For expanded discussion of certain significant non-interest expense items, refer to the discussion of each component following the tables presented.

Table 22—Non-Interest Expense from Continuing Operations

	Three Months Ended September 30
	2013	2012
	(In millions)
Salaries and employee benefits	$455	$449
Net occupancy expense	92	99
Furniture and equipment expense	71	65
Professional and legal expenses	34	36
Amortization of core deposit intangible	7	20
Other real estate owned expense	5	13
Credit/checkcard expenses	11	15
Deposit administrative fee	35	37
Marketing	26	27
Gain on loans held for sale, net	(5)	(17)
Outside services	27	23
Loss on early extinguishment of debt	5	—
Provision (credit) for unfunded credit losses	1	(15)
Other miscellaneous expenses	120	117
	$884	$869

	Nine Months Ended September 30
	2013	2012
	(In millions)
Salaries and employee benefits	$1,354	$1,325
Net occupancy expense	274	285
Furniture and equipment expense	209	196
Professional and legal expenses	86	99
Amortization of core deposit intangible	21	63
Other real estate owned expense	8	46
Credit/checkcard expenses	30	54
Deposit administrative fee	105	128
Marketing	73	64
Gain on loans held for sale, net	(22)	(51)
Outside services	75	59
Loss on early extinguishment of debt	61	—
Credit for unfunded credit losses	(9)	(2)
Other miscellaneous expenses	345	358
	$2,610	$2,624
Salaries and employee benefits—Salaries and employee benefits increased $6 million for the third quarter of 2013 when compared to the third quarter of 2012. Salaries and employee benefits increased $29 million for the first nine months of 2013 when compared to the corresponding 2012 period. The increase is primarily due to additional staffing in income producing areas, compliance and risk management during 2013 as well as incentive increases and annual merit increases, partially offset by decreased pension costs.

Professional and legal expenses—Professional and legal expenses decreased $2 million for the third quarter of 2013 when compared to the third quarter of 2012. Professional and legal expenses decreased $13 million for the first nine months of 2013 compared to the first nine months of 2012. The decrease was due to a decline in the level of legal expenses and recognition of recoveries from previously established legal accruals.

Amortization of core deposit intangible—Amortization of core deposit intangible decreased $13 million for the third quarter of 2013 when compared to the third quarter of 2012. Amortization of core deposit intangible decreased $42 million for the first nine months of 2013 when compared to the first nine months of 2012. Regions' annual 2012 impairment test reflected an increase in the estimated life of Regions' core deposit intangibles, which resulted in a decrease in amortization beginning in 2013.

Other real estate owned expense—Other real estate owned (“OREO”) expense includes the cost of adjusting foreclosed properties to estimated fair value after these assets have been classified as OREO, net gains and losses on sales of properties, and other costs to maintain the property such as property taxes, security, and grounds maintenance. OREO expense decreased $8 million for the third quarter of 2013 compared to the third quarter of 2012. OREO expense decreased $38 million for the first nine months of 2013 when compared to the first nine months of 2012. The decline in expense was due to lower OREO balances and stabilizing real estate values. See the "Foreclosed Properties" section for additional information.

Credit / checkcard expenses—Credit / checkcard expenses decreased $4 million for the third quarter of 2013 when compared to the third quarter of 2012. Credit / checkcard expenses decreased $24 million for the first nine months of 2013 compared to the first nine months of 2012. In the third quarter of 2012, the Company began recording credit card relationship reward costs as a reduction of credit card revenue.

Deposit administrative fee—Deposit administrative fees decreased $2 million for the third quarter of 2013 when compared to the third quarter of 2012. Deposit administrative fees decreased $23 million for the first nine months of 2013 when compared to the corresponding 2012 period. The decrease is related to lower asset balances, improved performance metrics and a reduction in higher risk loans, all of which impact the fee calculation.

Gain on loans held for sale, net—The Company recorded $12 million less in gains on loans held for sale for the third quarter of 2013 when compared to the same period in 2012, and $29 million less for the first nine months of 2013 when compared to 2012. The decreased gains were due to lower balances of non-performing loans held for sale. See Table 10 "Non-Performing Loans Held For Sale" for an analysis.

Outside services—Outside services increased $4 million for the third quarter of 2013 when compared to the third quarter of 2012. Outside services increased $16 million for the first nine months of 2013 when compared to the corresponding 2012 period. The increase was primarily due to expenses incurred related to assuming the servicing of the credit card portfolio during the third quarter of 2012, as well as fees related to an increase in the routine purchases of indirect loans from a third party.

Loss on early extinguishment of debt—During the third quarter of 2013, the Company incurred $5 million in losses related to the early extinguishment of other long-term debt at Regions Bank. During the second quarter of 2013, the Company incurred $56 million in early extinguishment losses related to the tender or redemption of certain senior debt securities and preferred stock, as well as, the redemption of selected trust preferred securities. Approximately $29 million of the $61 million in year-to-date losses are non-deductible for income tax purposes.
Other miscellaneous expenses—Other miscellaneous expenses increased $3 million for the third quarter of 2013 as compared to the same period of 2012. Other miscellaneous expenses decreased $13 million for the first nine months of 2013 as compared to the first nine months of 2012. This item includes expenses for communications, postage, supplies and business development services.

INCOME TAXES
The Company’s income tax expense from continuing operations for the three months ended September 30, 2013 was $124 million compared to an income tax expense of $136 million for the same period in 2012, resulting in effective tax rates of 29.7 percent and 30.4 percent, respectively. Income tax expense from continuing operations for the nine months ended September 30, 2013 was $360 million compared to an income tax expense of $344 million for the same period in 2012, resulting in effective tax rates of 28.7 percent and 27.6 percent, respectively.
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
At September 30, 2013, the Company reported a net deferred tax asset of $741 million, compared to $763 million at December 31, 2012. The decrease is due to continued reductions in the allowance for loan losses and the utilization of tax credit carryforwards, which were offset by the increase in unrealized losses on securities available for sale.

DISCONTINUED OPERATIONS
Morgan Keegan was sold on April 2, 2012. Regions' results from discontinued operations for the third quarter of 2013 were essentially break even, compared to a loss of $11 million for the third quarter of 2012. For the nine months ended September 30, 2013, Regions reported income from discontinued operations of $1 million, or $0.00 per diluted common share, compared to a loss from discontinued operations of $47 million, or $(0.04) per diluted common share, for the nine months ended September 30, 2012. During 2012, the loss from discontinued operations was primarily due to higher professional and legal expenses.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Reference is made to pages 93 through 96 included in Management’s Discussion and Analysis.

Item 4. Controls and Procedures
Based on an evaluation, as of the end of the period covered by this Form 10-Q, under the supervision and with the participation of Regions’ management, including its Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer have concluded that Regions’ disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) are effective. During the quarter ended September 30, 2013, there have been no changes in Regions’ internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Regions’ internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
Information required by this item is set forth in Note 15, “Commitments, Contingencies and Guarantees” in the Notes to the Consolidated Financial Statements (Unaudited) in Part I. Item 1. of this report, which is incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The Company entered into a repurchase agreement during the second quarter that did not settle until the third quarter. As a result, the information required for the second quarter table could not be determined at that time. Final information concerning Regions’ repurchases of its outstanding common stock during the three month periods ended June 30, 2013 and September 30, 2013, is set forth in the following table.
Issuer Purchases of Equity Securities

Period	Transaction Type	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs
April 1-30, 2013	Open Market	7,966,952	$8.37	7,966,952	$283,314,252
May 1-31, 2013	Open Market	1,822,287	$8.45	1,822,287	$267,907,126
May 1-31, 2013	Contractual Repurchase Agreement (1)	8,044,693	$9.51	8,044,693	$177,907,126
June 1-30, 2013	Open Market	138,537	$8.97	138,537	$176,664,555
Total 2nd Quarter		17,972,469	$8.89	17,972,469	$176,664,555

July 1-31, 2013	NA	—	$—	—	$176,664,555
August 1-31, 2013	Open Market	16,878,016	$9.82	16,878,016	$10,927,606
August 1-31, 2013	Contractual Repurchase Agreement (1)	1,423,884	$9.51	1,423,884	$10,927,606
September 1-30, 2013	NA	—	$—	—	$10,927,606
Total 3rd Quarter		18,301,900	$9.80	18,301,900	$10,927,606
_________
(1) The number of shares purchased in the second quarter represents 80% of the total shares that were expected to be received upon settlement of the repurchase agreement using the initial price per share of $8.95. The final price paid per share upon settlement of the transaction in the third quarter was $9.51. The full price paid per the contractual agreement was paid and deducted from the "Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs" column in the second quarter.
On March 19, 2013, Regions' Board of Directors authorized, and Regions announced, a new $350 million common stock purchase plan, permitting repurchases from the beginning of the second quarter of 2013 through the end of the first quarter of 2014. As of September 30, 2013, Regions had repurchased approximately 36 million shares of common stock at a total cost of approximately $340 million.
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

DATE: November 5, 2013	Regions Financial Corporation

/S/ HARDIE B. KIMBROUGH, JR.
Hardie B. Kimbrough, Jr. Executive Vice President and Controller (Chief Accounting Officer and Authorized Officer)