Form 10-K
period 2013-12-31
REGIONS FINANCIAL CORP
filed 2014-02-21
CIK 1281761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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
Common Stock, $.01 par value—$12,912,878,195 as of June 30, 2013.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.
Common Stock, $.01 par value—1,419,544,237 shares issued and outstanding as of February 13, 2014.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the Annual Meeting to be held on April 24, 2014 are incorporated by reference into Part III.

REGIONS FINANCIAL CORPORATION
FORM 10-K

PART I
Forward-Looking Statements

This Annual Report on Form 10-K, other periodic reports filed by Regions Financial Corporation under the Securities Exchange Act of 1934, as amended, and any other written or oral statements made by us or on our behalf may include forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. The terms "Regions," "the Company", "we", "us" and "our" mean Regions Financial Corporation, a Delaware corporation and its subsidiaries, when appropriate. The words “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects,” “target,” “projects,” “outlook,” “forecast,” “will,” “may,” “could,” “should,” “can” and similar expressions often signify forward-looking statements. Forward-looking statements are not based on historical information, but rather are related to future operations, strategies, financial results or other developments. Forward-looking statements are based on management’s expectations as well as certain assumptions and estimates made by, and information available to, management at the time the statements are made. Those statements are based on general assumptions and are subject to various risks, uncertainties and other factors that may cause actual results to differ materially from the views, beliefs and projections expressed in such statements. These risks, uncertainties and other factors include, but are not limited to, the risks identified in Item 1A. “Risk Factors” of this Annual Report on Form 10-K and those described below:

•
Current and future economic and market conditions in the United States generally or in the communities we serve, including the effects of declines in property values, high unemployment rates and overall slowdowns in economic growth.

•	Possible changes in trade, monetary and fiscal policies of, and other activities undertaken by, governments, agencies, central banks and similar organizations.

•	The effects of a possible downgrade in the U.S. government’s sovereign credit rating or outlook.

•	Possible changes in market interest rates.

•
Any impairment of our goodwill or other intangibles, or any adjustment of valuation allowances on our deferred tax assets due to adverse changes in the economic environment, declining operations of the reporting unit, or other factors.

•	Possible changes in the creditworthiness of customers and the possible impairment of the collectability of loans.

•	Changes in the speed of loan prepayments, loan origination and sale volumes, charge-offs, loan loss provisions or actual loan losses.

•	Possible acceleration of prepayments on mortgage-backed securities due to low interest rates, and the related acceleration of premium amortization on those securities.

•	Our ability to effectively compete with other financial services companies, some of whom possess greater financial resources than we do and are subject to different regulatory standards than we are.

•	Loss of customer checking and savings account deposits as customers pursue other, higher-yield investments.

•	Our ability to develop and gain acceptance from current and prospective customers for new products and services in a timely manner.

•	Changes in laws and regulations affecting our businesses, including changes in the enforcement and interpretation of such laws and regulations by applicable governmental and self-regulatory agencies.

•
Our ability to obtain regulatory approval (as part of the CCAR process or otherwise) to take certain capital actions, including paying dividends and any plans to increase common stock dividends, repurchase common stock under current or future programs, or issue or redeem preferred stock or other regulatory capital instruments.

•
Our ability to comply with applicable capital and liquidity requirements (including the finalized Basel III capital standards), including our ability to generate capital internally or raise capital on favorable terms.

•
The costs and other effects (including reputational harm) of any adverse judicial, administrative, or arbitral rulings or proceedings, regulatory enforcement actions, or other legal actions to which we or any of our subsidiaries is a party.

•
Any decrease in the maximum permissible interchange fee that an issuer may receive for electronic debit transactions, or the expansion of options for merchants to use multiple unaffiliated payment networks for each transaction.

•	Our ability to manage fluctuations in the value of assets and liabilities and off-balance sheet exposure so as to maintain sufficient capital and liquidity to support our business.

•	Possible changes in consumer and business spending and saving habits and the related effect on our ability to increase assets and to attract deposits.

•	Any inaccurate or incomplete information provided to us by our customers or counterparties.

•	Inability of our framework to manage risks associated with our business, including operational risk and credit risk, to mitigate all risk or loss to us.

•	The inability of our internal disclosure controls and procedures to prevent or detect all errors or fraudulent acts.

•	The effects of geopolitical instability, including wars (whether declared or undeclared), conflicts and terrorist attacks.

•	The effects of man-made and natural disasters, including floods, droughts, tornadoes and hurricanes.

•
Our ability to keep pace with technological changes, including our ability to identify and address cyber-security risks such as data security breaches, "denial of service" attacks, "hacking" and identity theft.

•	Possible downgrades in our credit ratings or outlook.

•	The effects of problems encountered by other financial institutions that adversely affect us or the banking industry generally.

•	The effects of the failure of any component of our business infrastructure which is provided by a third party.

•	Our ability to receive dividends from our subsidiaries.

•	Changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or other regulatory agencies.

•	The effects of any damage to our reputation resulting from developments related to any of the items identified above.
You should not place undue reliance on any forward-looking statements, which speak only as of the date made. We assume no obligation to update or revise any forward-looking statements that are made from time to time.

Item 1. Business

Regions Financial Corporation is a financial holding company headquartered in Birmingham, Alabama, which operates in the South, Midwest and Texas. The terms "Regions," "the Company", "we", "us" and "our" mean Regions Financial Corporation, a Delaware corporation and its subsidiaries, when appropriate. Regions provides traditional commercial, retail and mortgage banking services, as well as other financial services in the fields of asset management, wealth management, securities brokerage, insurance and other specialty financing. At December 31, 2013, Regions had total consolidated assets of approximately $117.4 billion, total consolidated deposits of approximately $92.5 billion and total consolidated stockholders’ equity of approximately $15.8 billion.
Regions is a Delaware corporation and on July 1, 2004, became the successor by merger to Union Planters Corporation and the former Regions Financial Corporation. Its principal executive offices are located at 1900 Fifth Avenue North, Birmingham, Alabama 35203, and its telephone number at that address is (800) 734-4667.
Banking Operations
Regions conducts its banking operations through Regions Bank, an Alabama chartered commercial bank that is a member of the Federal Reserve System. At December 31, 2013, Regions operated 2,029 ATMs and 1,705 banking offices in Alabama, Arkansas, Florida, Georgia, Illinois, Indiana, Iowa, Kentucky, Louisiana, Mississippi, Missouri, North Carolina, South Carolina, Tennessee, Texas and Virginia.
The following chart reflects the distribution of branch locations in each of the states in which Regions conducts its banking operations.

Branches
Alabama	241
Arkansas	97
Florida	372
Georgia	137
Illinois	64
Indiana	63
Iowa	13
Kentucky	16
Louisiana	114
Mississippi	143
Missouri	67
North Carolina	6
South Carolina	30
Tennessee	258
Texas	82
Virginia	2
Total	1,705
Other Financial Services Operations
In addition to its banking operations, Regions provides additional financial services through the following subsidiaries:
Regions Insurance Group, Inc., a subsidiary of Regions Financial Corporation, is an insurance broker that offers insurance products through its subsidiaries Regions Insurance, Inc., headquartered in Birmingham, Alabama, and Regions Insurance Services, Inc., headquartered in Memphis, Tennessee. Through its insurance brokerage operations in Alabama, Arkansas, Georgia, Indiana, Louisiana, Mississippi, Missouri, South Carolina, Tennessee and Texas, Regions Insurance, Inc. offers insurance coverage for various lines of personal and commercial insurance, such as property, casualty, life, health and accident insurance. Regions Insurance Services, Inc. offers various insurance products, such as title, mortgage, crop, term life, accidental death and dismemberment, and environmental insurance, as well as debt cancellation products to customers of Regions. Regions Insurance Group, Inc. is one of the thirty largest insurance brokers in the United States based on annual revenues.

Regions has several subsidiaries and affiliates that are agents or reinsurers of debt cancellation products and credit life insurance products relating to the activities of certain affiliates of Regions Bank.In addition, Regions Equipment Finance Corporation and Regions Commercial Equipment Finance, LLC, provide equipment financing products, focusing on commercial clients.
Regions Investment Services, Inc., a wholly-owned subsidiary of Regions Bank, offers investments and insurance products to Regions Bank customers, provided by licensed insurance agents. In addition, Regions Bank and Regions Investment Services, Inc. also maintain an agreement with Cetera Investment Services, LLC to offer securities, insurance, and advisory services to Regions Bank customers through dually employed financial consultants.
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
Supervision and Regulation
Regions is subject to the extensive regulatory framework applicable to bank holding companies and their subsidiaries. This framework is intended primarily for the protection of depositors, the Federal Deposit Insurance Corporation’s (“FDIC”) Deposit Insurance Fund (the “DIF”) and the banking system as a whole, and generally is not intended for the protection of stockholders or other investors. Described below are the material elements of selected laws and regulations applicable to Regions. These descriptions are not intended to be complete and are qualified in their entirety by reference to the full text of the statutes and regulations described. Changes in applicable law or regulation, and in their interpretation and application by regulatory agencies and other governmental authorities, cannot be predicted, but may have a material effect on our business, financial condition or results of operations.
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
In general, the BHC Act limits the activities permissible for bank holding companies. Bank holding companies electing to be treated as financial holding companies, however, may engage in additional activities under the BHC Act as described below under “-Permissible Activities under the BHC Act.” For a bank holding company to be eligible to elect financial holding company status, all of its subsidiary insured depository institutions must be well-capitalized and well-managed as described below under “-Regulatory Remedies Under the FDIA” and must have received at least a satisfactory rating on such institution’s most recent examination under the Community Reinvestment Act of 1977 (the “CRA”). The bank holding company itself must also be well-capitalized and well-managed in order to be eligible to elect financial holding company status. If a financial holding company fails to continue to meet any of the prerequisites for financial holding company status after engaging in activities not permissible for bank holding companies that have not elected to be treated as financial holding companies, the company must enter into an agreement with the Federal Reserve to comply with all applicable capital and management requirements. If the company does not return to compliance within 180 days, the Federal Reserve may order the company to divest its subsidiary banks or the company may be required to discontinue or divest investments in companies engaged in activities permissible only for a bank holding company electing to be treated as a financial holding company.

Regions is also subject to the disclosure and regulatory requirements of the Securities Exchange Act of 1934, as amended, as administered by the Securities and Exchange Commission (“SEC”). Regions’ common stock and depository shares each representing a 1/40th interest in a share of its 6.375% Non-Cumulative Perpetual Preferred Stock, Series A, are each listed on the New York Stock Exchange (“NYSE”). Consequently, Regions is also subject to NYSE’s rules for listed companies.
Regions Bank is a member of the FDIC, and, as such, its deposits are insured by the FDIC to the extent provided by law. Regions Bank is an Alabama state-chartered bank and a member of the Federal Reserve System. It is generally subject to supervision and examination by both the Federal Reserve and the Alabama Banking Department. The Federal Reserve and the Alabama Banking Department regularly examine the operations of Regions Bank and are given authority to approve or disapprove mergers, acquisitions, consolidations, the establishment of branches and similar corporate actions. The federal and state banking regulators also have the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law. Regions Bank is subject to numerous statutes and regulations that affect its business activities and operations, including various consumer protection laws and regulations. Regions Bank and its affiliates are also subject to supervision, regulation, and examination and enforcement by the Consumer Financial Protection Bureau (the “CFPB”) with respect to consumer protection laws and regulations. Some of Regions’ non-bank subsidiaries are also subject to regulation by various federal and state agencies.
Permissible Activities under the BHC Act
In general, the BHC Act limits the activities permissible for bank holding companies to the business of banking, managing or controlling banks and such other activities as the Federal Reserve has determined to be so closely related to banking as to be properly incident thereto. A bank holding company electing to be treated as a financial holding company, like Regions, may also engage in a range of activities that are (i) financial in nature or incidental to such financial activity or (ii) complementary to a financial activity and that do not pose a substantial risk to the safety and soundness of a depository institution or to the financial system generally. These activities include securities dealing, underwriting and market making, insurance underwriting and agency activities, merchant banking and insurance company portfolio investments.
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
Volcker Rule. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) prohibits banks and their affiliates from engaging in proprietary trading and investing in and sponsoring hedge funds and private equity funds. The statutory provision is commonly called the “Volcker Rule.” In December 2013, federal regulators adopted final rules to implement the Volcker Rule. The final rules also require that large bank holding companies, such as Regions, design and implement compliance programs to ensure adherence to the Volcker Rule’s prohibitions. Development and monitoring of the required compliance program may require the expenditure of resources and management attention. We are continuing to evaluate the effects of the final rules, but we do not currently anticipate that the Volcker Rule will have a material effect on our operations.
Enhanced Supervision and Prudential Standards
The recent financial crisis led to the adoption and revision of numerous laws and regulations applicable to financial institutions operating in the United States. In particular, the Dodd-Frank Act, enacted in July 2010, significantly restructures the financial regulatory regime in the United States and provides for enhanced supervision and prudential standards for, among other things, bank holding companies like Regions that have total consolidated assets of $50 billion or more. Among other changes, the Dodd-Frank Act created a new systemic risk oversight body, the Financial Stability Oversight Council (“FSOC”) to coordinate the efforts of the primary U.S. financial regulatory agencies (including the Federal Reserve, the FDIC and the SEC) in establishing regulations to address systemic financial stability concerns. The Dodd-Frank Act also directed the FSOC to make recommendations to the Federal Reserve regarding supervisory requirements and prudential standards applicable to systemically important financial institutions (which includes all bank holding companies with over $50 billion in assets, such as Regions), including capital, leverage, liquidity and risk-management requirements. The Dodd-Frank Act mandates that the requirements applicable to systemically important financial institutions be more stringent than those applicable to other financial companies. The Federal Reserve has discretionary authority to establish additional prudential standards, on its own or at the FSOC’s recommendation.
Stress Testing. As part of the enhanced prudential requirements applicable to systemically important financial institutions, the Federal Reserve conducts annual analyses of bank holding companies with at least $50 billion in assets to determine whether the companies have sufficient capital on a consolidated basis necessary to absorb losses in three economic and financial scenarios generated by the Federal Reserve: baseline, adverse and severely adverse scenarios. The Federal Reserve makes its methodologies and data for upcoming analyses available no later than November 15 of each year. Regions is also required to conduct its own semi-annual stress analysis (together with the Federal Reserve’s stress analysis, the “stress tests”) to assess the potential impact on Regions of the economic and financial conditions used as part of the Federal Reserve’s annual stress analysis. The Federal

Reserve may also use, and require companies to use, additional components in the adverse and severely adverse scenarios or additional or more complex scenarios designed to capture salient risks to specific business groups. Regions Bank is also required to conduct annual stress testing using the same economic and financial scenarios as Regions and report the results to the Federal Reserve. A summary of results of the Federal Reserve’s analysis under the adverse and severely adverse stress scenarios will be publicly disclosed, and the bank holding companies subject to the rules, including Regions, must disclose a summary of the company-run severely adverse stress test results. Regions is required to include in its disclosure a summary of the severely adverse scenario stress test conducted by Regions Bank.
Comprehensive Capital Analysis and Review. U.S. bank holding companies with total consolidated assets of $50 billion or more, such as Regions, must submit annual capital plans for approval as part of the Federal Reserve’s comprehensive capital analysis and review process (“CCAR”). Covered bank holding companies may execute capital actions, such as paying dividends and repurchasing stock, only in accordance with a capital plan that has been reviewed and approved by the Federal Reserve (or any approved amendments to such plan). The CCAR process is intended to help ensure that these bank holding companies have robust, forward-looking capital planning processes that account for each company’s unique risks and that permit continued operations during times of economic and financial stress. Each of the bank holding companies participating in the CCAR process is also required to collect and report certain related data to the Federal Reserve on a quarterly basis to allow the Federal Reserve to monitor progress against the approved capital plans. Each capital plan must include a view of capital adequacy under the stress test scenarios described above. The Federal Reserve may object to a capital plan if the plan does not show that the covered bank holding company will maintain a Tier 1 common equity ratio (as defined under the Basel I framework) of at least 5% on a pro forma basis under expected and stressful conditions throughout the nine-quarter planning horizon covered by the capital plan. The CCAR rules, consistent with prior Federal Reserve guidance, also provide that capital plans contemplating dividend payout ratios exceeding 30% of after-tax net income will receive particularly close scrutiny.
In September 2013, the Federal Reserve issued an interim final rule amending its capital plan and stress test rules to clarify how bank holding companies with over $50 billion in total consolidated assets should incorporate the recently adopted Basel III Capital Rule (as defined below) for the 2014 CCAR process and the supervisory and company run stress tests. Under the Federal Reserve’s interim final rule, such bank holding companies must both (i) project its regulatory capital ratios and meet the required minimums under the Basel III Capital Rules for each quarter of the nine-quarter planning horizon in accordance with the minimum capital requirements that are in effect during that quarter, and subject to appropriate phase-ins/phase-outs under the new rules and (ii) continue to meet the minimum 5% Tier 1 common equity ratio as calculated under the previously generally applicable risk-based capital rules. Regions submitted its 2014 CCAR capital plan to the Federal Reserve on January 6, 2014.
Living Will Requirement. On December 19, 2013, we filed our initial plan for the rapid and orderly resolution under the Bankruptcy Code in the event of material distress or failure. Under rules adopted by the Federal Reserve and the FDIC pursuant to the Dodd-Frank Act, we are required to update this plan annually and may be required to update it upon the occurrence of material changes in our business, structure or operations. This resolution planning requirement may, as a practical matter, present additional constraints on our structure, operations and business strategy, and on transactions and business arrangements between our bank and non-bank subsidiaries, because we must consider the impact of these matters on our ability to prepare and submit a resolution plan that demonstrates that we may be resolved under the Bankruptcy Code in a rapid and orderly manner. Additionally, if the Federal Reserve and the FDIC determine that our plan is not credible and we do not cure the deficiencies, the Federal Reserve and the FDIC may impose more stringent capital, leverage or liquidity requirements or restrictions on growth, activities or operations of the Company.
Orderly Liquidation Authority. The Dodd-Frank Act creates the Orderly Liquidation Authority (“OLA”), a resolution regime for systemically important non-bank financial companies, including bank holding companies, under which the FDIC may be appointed receiver to liquidate such a company if the company is in danger of default and presents a systemic risk to U.S. financial stability. This determination must come from the Secretary of the U.S. Department of the Treasury ("U.S. Treasury") after supermajority recommendations by the Federal Reserve and the FDIC and consultation between the Secretary of the U.S. Treasury and the President of the United States, and after certain other conditions are met. OLA is similar to the FDIC resolution model for depository institutions, including granting very broad powers to the FDIC as receiver. Though creditors' rights under OLA were modified from the FDIC regime to reduce disparities in treatment between OLA and the Bankruptcy Code, substantial differences exist between the two regimes, including the ability of the FDIC to disregard the strict priority of creditor claims in some circumstances, the use of an administrative claims procedure to determine creditors claims (as opposed to the judicial procedure utilized in bankruptcy proceedings), and the ability of the FDIC to transfer claims to a “bridge” entity. The Dodd-Frank Act also established an Orderly Liquidation Fund that may provide liquidity to the receivership or a related “bridge” entity in an OLA liquidation proceeding. The Orderly Liquidation Fund would be funded through borrowings from the U.S. Treasury and repaid from the assets of the failed financial company and, if necessary, risk-based assessments made, first, on entities that received more in the OLA proceeding than they would have received in a Chapter 7 liquidation to the extent of such excess and, second, on bank holding companies with total consolidated assets of $50 billion or more, such as Regions, and on certain other non-bank financial companies. If an orderly liquidation is triggered, we could face assessments for the Orderly Liquidation Fund. It is not possible to determine the level of any such future assessments.

The FDIC has developed a strategy under OLA, referred to as the “single point of entry” or “SPOE” strategy, under which the FDIC would resolve a failed financial holding company by transferring its assets (including shares of its operating subsidiaries) and, potentially, very limited liabilities to a “bridge” holding company; utilize the resources of the failed financial holding company to recapitalize the operating subsidiaries; and satisfy the claims of unsecured creditors of the failed financial holding company and other claimants in the receivership by delivering securities of one or more new financial companies that would emerge from the bridge holding company. Under this strategy, management of the failed financial holding company would be replaced and shareholders and creditors of the failed financial holding company would bear the losses resulting from the failure. The FDIC issued a notice in December 2013 describing some elements of the SPOE strategy, and seeking public comment to further develop the strategy.
U.S. Department of Treasury’s Assessment Fee Program.    The U.S. Treasury issued a rule implementing Section 155 of the Dodd-Frank Act to establish an assessment schedule for bank holding companies with total consolidated assets of $50 billion or more to cover expenses associated with the Office of Financial Research, the FSOC and implementation of OLA by the FDIC. We believe the assessment will not be material to our consolidated financial position, results of operations or cash flows.
Additional Proposed SIFI Rules. In December 2011, the Federal Reserve introduced a new proposal aimed at minimizing risks associated with systemically important financial institutions. The Federal Reserve’s proposal includes, among other things, risk-based capital and leverage requirements, liquidity requirements, stress tests, single-counterparty credit limits and overall risk management requirements, early remediation requirements and resolution planning and credit exposure reporting. The proposed rules would address a wide, diverse array of regulatory areas, each of which is highly complex. In some cases they would implement financial regulatory requirements being proposed for the first time, and in others overlap with other regulatory reforms. The proposed rules also address the Dodd-Frank Act’s early remediation requirements applicable to bank holding companies that have total consolidated assets of $50 billion or more. The proposed remediation rules are modeled after the prompt corrective action regime, described under “-Safety and Soundness Standards” below, but are designed to require action beginning in the earlier stages of a company’s financial distress by mandating action on the basis of arranged triggers, including capital and leverage, stress test results, liquidity, and risk management. On February 18, 2014, the Federal Reserve approved a final rule implementing its December 2011 proposal. Both the text and the full impact of the final rule on our business are still being analyzed.
Capital Requirements
Regions and Regions Bank are each required to comply with applicable capital adequacy standards established by the Federal Reserve. The current risk-based capital standards applicable to Regions and Regions Bank (the “general risk-based capital rules”) are based on the 1988 Capital Accord, known as Basel I, of the Basel Committee on Banking Supervision (the “Basel Committee”). However, the Federal Reserve has recently adopted rules establishing a new comprehensive capital framework for banks and bank holding companies.

General Risk-Based Capital Rules. The general risk-based capital rules are intended to make regulatory capital requirements sensitive to differences in credit and market risk profiles among banks and bank holding companies, to account for off-balance sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to weighted risk categories. Capital is classified as Tier 1 (or core) capital or Tier 2 (or supplementary) capital depending on its characteristics. Under the general risk-based capital rules, Tier 1 capital includes common equity, retained earnings, qualifying noncumulative perpetual preferred stock (including related surplus), non-controlling interests in equity accounts of consolidated subsidiaries, and a limited amount of certain restricted core capital elements, less goodwill, most intangible assets and certain other assets, and Tier 2 capital includes qualifying subordinated debt, qualifying mandatorily convertible debt securities, perpetual preferred stock not included in the definition of Tier 1 capital, and a limited amount of the allowance for loan losses.
Under the general risk-based capital rules, Regions and Regions Bank are each required to maintain Tier 1 capital and Total capital (that is, the sum of Tier 1 and Tier 2 capital) equal to at least 4.0% and 8.0%, respectively, of total risk-weighted assets (including certain off-balance sheet items, such as standby letters of credit). The general risk-based capital rules also state that voting common stockholders’ equity should be the predominant element within Tier 1 capital, and that banks and bank holding companies should avoid over-reliance on non-common equity elements.

Advanced Approaches Risk-Based Capital Rules. In 2004, the Basel Committee published a new set of risk-based capital standards, known as Basel II, to revise Basel I. Basel II provides three approaches for setting capital standards for credit risk-“foundation” and “advanced” internal ratings-based approach tailored to individual institutions’ circumstances, and a standardized approach that bases risk-weighting on external credit assessments to a much greater extent than permitted in Basel I or the general risk-based capital rules. Basel II also sets capital requirements for operational risk and refines the existing capital requirements for market risk exposures. The federal bank regulators only adopted Basel II’s advanced approaches, and only for banking organizations having $250 billion or more in total consolidated assets or consolidated on-balance sheet foreign exposures of $10 billion or more. Regions and Regions Bank are not currently required to comply with the federal bank regulators’ rules implementing Basel II’s advanced approaches framework.

Basel III and the New Capital Rules. In July 2013, the federal bank regulators approved final rules (the “New Capital Rules”) implementing the Basel Committee’s December 2010 final capital framework for strengthening international capital standards, known as Basel III, as well as certain provisions of the Dodd-Frank Act. The New Capital Rules also substantially revise the risk-based capital requirements applicable to bank holding companies and their depository institution subsidiaries, including Regions and Regions Bank, as compared to the general risk-based capital rules. The New Capital Rules revise the components of capital and address other issues affecting the numerator in regulatory capital ratios. The New Capital Rules also address asset risk weights and other issues affecting the denominator in regulatory capital ratios and replace the existing general risk-weighting approach based on Basel I with a more risk-sensitive approach based, in part, on the standardized approach as part of Basel II. The New Capital Rules also implement the requirements of Section 939A of the Dodd-Frank Act to remove references to credit ratings from the federal bank regulators’ rules. The New Capital Rules are effective for Regions and Regions Bank on January 1, 2015 (subject to a phase-in period).

The New Capital Rules, among other things, (i) introduce a new capital measure called “Common Equity Tier 1” (“CET1”), (ii) specify that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting certain revised requirements, (iii) define CET1 narrowly by requiring that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital, and (iv) expand the scope of the deductions/adjustments to capital as compared to existing regulations.

Under the New Capital Rules, the minimum capital ratios as of January 1, 2015 will be as follows:

•	4.5% CET1 to risk-weighted assets;

•	6.0% Tier 1 capital (that is, CET1 plus Additional Tier 1 capital) to risk-weighted assets; and

•	8.0% Total capital (that is, Tier 1 capital plus Tier 2 capital) to risk-weighted assets.

The New Capital Rules also introduce a new capital conservation buffer designed to absorb losses during periods of economic stress. The capital conservation buffer is composed entirely of CET1, on top of these minimum risk-weighted asset ratios. In addition, the New Capital Rules provide for a countercyclical capital buffer applicable only to certain covered institutions. We do not expect the countercyclical capital buffer to be applicable to Regions or Regions Bank. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the capital conservation buffer (or below the combined capital conservation buffer and countercyclical capital buffer, when the latter is applied) will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.

When fully phased-in on January 1, 2019, the New Capital Rules will require Regions and Regions Bank to maintain such additional capital conservation buffer of 2.5% of CET1, effectively resulting in minimum ratios of (i) CET1 to risk-weighted assets of at least 7%, (ii) Tier 1 capital to risk-weighted assets of at least 8.5%, and (iii) Total capital to risk-weighted assets of at least 10.5%. In addition, Regions is also subject to the Federal Reserve’s capital plan rule and supervisory CCAR program, pursuant to which our ability to make capital distributions and repurchase or redeem capital securities may be limited unless we are able to demonstrate our ability to meet applicable minimum capital ratios and currently a 5% minimum Tier 1 common equity ratio, as well as other requirements, over a nine quarter planning horizon under a “severely adverse” macroeconomic scenario generated yearly by the federal bank regulators. See “-Supervision and Regulation - Enhanced Supervision and Prudential Standards - Comprehensive Capital Analysis and Review” for more information on these topics.”

The New Capital Rules provide for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, certain deferred tax assets and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such items, in the aggregate, exceed 15% of CET1.

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

The New Capital Rules prescribe a new standardized approach for risk weightings that expands the risk-weighting categories from the current four Basel I-derived categories (0%, 20%, 50% and 100%) to a much larger and more risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities, to 600% for certain equity exposures, and resulting in higher risk weights for a variety of asset classes.
In November 2011, the Basel Committee supplemented Basel III by issuing final provisions applying a new CET1 surcharge to certain global systemically important banks (“G-SIBs”). In a companion release addressing progress on a variety of financial regulatory reforms relating to global systemically important financial institutions, the Financial Stability Board released a list of 29 such institutions and indicated that it used the G-SIB surcharge methodology in creating the list. The Company was not included on either the original or revised lists of G-SIBs released in November 2012 and November 2013. Under Basel III, banks found to be G-SIBs will be subject to a progressive CET1 surcharge ranging from 1% to 3.5% over the Basel III 7% CET1 requirement. While the New Capital Rules did not address the adoption of the surcharge on G-SIBs, the federal bank regulators noted that they plan to implement this surcharge for institutions with $50 billion or more in total consolidated assets, or some subset of such institutions, consistent with the Basel Committee’s G-SIB surcharge proposal. Regions is not currently subject to this CET1 surcharge. However, it is possible that we may be subject to CET1 or other surcharges in the future.
Leverage Requirements. Bank holding companies and banks are also required to comply with minimum leverage ratio requirements. These requirements provide for a minimum ratio of Tier 1 capital to total consolidated quarterly average assets (as defined for regulatory purposes), net of the loan loss reserve, goodwill and certain other intangible assets (the “leverage ratio”), of 4.0% for all bank holding companies, with a lower 3.0% minimum for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. The New Capital Rules remove the more permissive 3.0% leverage ratio currently available under the rules for certain highly rated banking organizations.
Liquidity Requirements. Historically, regulation and monitoring of bank and bank holding company liquidity has been addressed as a supervisory matter, both in the U.S. and internationally, without required formulaic measures. The Basel III final framework requires banks and bank holding companies to measure their liquidity against specific liquidity tests that, although similar in some respects to liquidity measures historically applied by banks and regulators for management and supervisory purposes, going forward will be required by regulation. One test, referred to as the liquidity coverage ratio (“LCR”), is designed to ensure that the banking entity maintains an adequate level of unencumbered high-quality liquid assets equal to the entity’s expected net cash outflow for a 30-day time horizon (or, if greater, 25 percent of its expected total cash outflow) under an acute liquidity stress scenario. The other, referred to as the net stable funding ratio (“NSFR”), is designed to promote more medium- and long-term funding of the assets and activities of banking entities over a one-year time horizon. These requirements will incentivize banking entities to increase their holdings of U.S. Treasury securities, Ginnie Mae securities, cash held at the Federal Reserve and other sovereign debt as a component of assets and increase the use of long-term debt as a funding source.
In October 2013, the federal banking agencies proposed rules implementing the LCR for advanced approaches institutions and a modified version of the LCR for bank holding companies with at least $50 billion in total consolidated assets that are not advanced approach institutions. Regions is not an advanced approaches institution and would only be required to comply with the modified LCR, which as currently written, among other differences from the LCR, only uses a 21-day time horizon for calculating the level of required high-quality liquid assets under a stress scenario. The proposed rule would be phased in over a two-year period beginning January 1, 2015, with 80% compliance required on January 1, 2015, 90% compliance on January 1, 2016 and 100% compliance on January 1, 2017. Additionally, while the proposed rules do not implement the NSFR, the Federal Reserve has stated its intent to adopt a version of the NSFR as well.
The Federal Reserve’s proposed heightened prudential requirements for bank holding companies with $50 billion or more of consolidated total assets also include enhanced liquidity standards, as discussed above under “-Enhanced Supervision and Prudential Standards.”
Safety and Soundness Standards
Guidelines adopted by the federal bank regulatory agencies pursuant to the Federal Deposit Insurance Act, as amended (the “FDIA”), establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees and benefits. In general, these guidelines require, among other things, appropriate systems and practices to identify and manage the risk and exposures specified in the guidelines. Additionally, the agencies adopted regulations that authorize, but do not require, an agency to order an institution that has been given notice by an agency that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an acceptable compliance plan, the agency must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized institution is subject under the FDIA. See “-Regulatory Remedies under the FDIA” below. If an institution fails to comply with such an order, the agency may seek to enforce such order in judicial proceedings and to impose civil money penalties.

Regulatory Remedies under the FDIA
The FDIA requires the federal banking agencies to take prompt corrective action in respect of depository institutions that do not meet specified capital requirements. The FDIA establishes five capital categories (“well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized”), and the federal banking agencies must take certain mandatory supervisory actions, and are authorized to take other discretionary actions, with respect to institutions which are undercapitalized, significantly undercapitalized or critically undercapitalized. The severity of these mandatory and discretionary supervisory actions depends upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the FDIA requires the banking regulator to appoint a receiver or conservator for an institution that is critically undercapitalized.
Currently, a depository institution generally is deemed to be well capitalized if it maintains a Tier 1 capital ratio of at least 6%, a total capital ratio of at least 10% and a Tier 1 leverage ratio of at least 5%. As of the phase-in of the Basel III Capital Rules on January 1, 2015, a depository institution will be deemed to be well capitalized if it maintains a CET1 capital ratio of at least 6.5%, a Tier 1 capital ratio of at least 8%, a total capital ratio of at least 10%, a Tier 1 leverage ratio of at least 5% and, for an advanced approaches depository institution, a supplementary leverage ratio of at least 3%. As of December 31, 2013, both Regions and Regions Bank were well capitalized with Tier 1 capital ratios of 11.68% and 12.46%, respectively, total capital ratios of 14.73% and 14.94%, respectively, and Tier 1 leverage ratios of 10.03% and 10.67%, respectively. As of December 31, 2013, Regions also had a CET1 ratio (non-GAAP) of 10.58% calculated as if the New Capital Rules were fully phased-in as of the calculation date. See Table 2 "GAAP to Non-GAAP Reconciliation" in Management's Discussion and Analysis of Financial Condition and Results of Operations for more information. Regions Bank is not an advanced approaches institution.
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
If, in the opinion of a federal bank regulatory agency, an institution under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the institution, could include the payment of dividends), such agency may require, after notice and hearing, that such institution cease and desist from such practice. The federal bank regulatory agencies have indicated that paying dividends that deplete an institution’s capital base to an inadequate level would be an unsafe and unsound banking practice. Under the FDIA, an insured institution may not pay a dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. See “-Regulatory Remedies under the FDIA” above. Moreover, the Federal Reserve and the FDIC have issued policy statements stating that bank holding companies and insured banks should generally pay dividends only out of current operating earnings.
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

Under Alabama law, Regions Bank may not pay a dividend in excess of 90% of its net earnings until the bank’s surplus is equal to at least 20% of capital. Regions Bank is also required by Alabama law to seek the approval of the Alabama Superintendent of Banking prior to the payment of dividends if the total of all dividends declared by Regions Bank in any calendar year will exceed the total of (a) Regions Bank’s net earnings for that year, plus (b) its retained net earnings for the preceding two years, less any required transfers to surplus. The statute defines net earnings as the remainder of all earnings from current operations plus actual recoveries on loans and investments and other assets, after deducting from the total thereof all current operating expenses, actual losses, accrued dividends on preferred stock, if any, and all federal, state and local taxes. Regions Bank cannot, without approval from the Federal Reserve and the Alabama Superintendent of Banking, declare or pay a dividend to Regions unless Regions Bank is able to satisfy the criteria discussed above.
Payment of Dividends by Regions. Regions’ payment of dividends is subject to the oversight of the Federal Reserve. In particular, the dividend policies and share repurchases of a large bank holding company, such as Regions, are reviewed by the Federal Reserve based on capital plans submitted as part of the CCAR process and stress tests as submitted by the bank holding company, and will be assessed against, among other things, the bank holding company’s ability to achieve the required capital ratios under the Basel III Capital Rules as they are phased in by U.S. regulators. See “-Enhanced Supervision and Prudential Standards” and “-Capital Requirements” above.
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
Transactions with Affiliates
There are various legal restrictions governing transactions between Regions and its non-bank subsidiaries, on the one hand, and Regions Bank and its subsidiaries, on the other hand, including the extent to which Regions and its non-bank subsidiaries may borrow or otherwise obtain funding from Regions Bank. In general, any “covered transaction” by Regions Bank (or its subsidiaries) with an affiliate that is an extension of credit must be secured by designated amounts of specified collateral and must be limited to (i) in the case of any single such affiliate, the aggregate amount of covered transactions of Regions Bank and its subsidiaries may not exceed 10% of the capital stock and surplus of Regions Bank, and (ii) in the case of all affiliates, the aggregate amount of covered transactions of Regions Bank and its subsidiaries may not exceed 20% of the capital stock and surplus of Regions Bank. Covered transactions are defined to include, among other things, a loan or extension of credit, as well as a purchase of securities issued by an affiliate, a purchase of assets (unless otherwise exempted by the Federal Reserve) from the affiliate, the acceptance of securities issued by the affiliate as collateral for a loan, derivatives transactions and securities lending transactions where the bank has credit exposure to an affiliate, and the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate. All covered transactions, including certain additional transactions (such as transactions with a third party in which an affiliate has a financial interest), must be conducted on market terms.
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

Deposit Insurance Assessments.    Regions Bank pays deposit insurance premiums to the FDIC based on an assessment rate established by the FDIC. FDIC assessment rates for large institutions are calculated based on one of two scorecards, one for most large institutions that have more than $10 billion in assets, such as Regions Bank, and another for “highly complex” institutions that have over $50 billion in assets and are fully owned by a parent with over $500 billion in assets. Each scorecard has a performance score and a loss-severity score that are combined to produce a total score, which is translated into an initial assessment rate. In calculating these scores, the FDIC utilizes the bank’s supervisory (“CAMELS”) ratings as well as forward-looking financial measures to assess an institution’s ability to withstand asset-related stress and funding-related stress. The FDIC has the ability to make discretionary adjustments to the total score, up or down, based upon significant risk factors that are not adequately captured in the scorecard. The total score is then translated to an initial base assessment rate on a non-linear, sharply-increasing scale. For large institutions, including Regions Bank, the initial base assessment rate ranges from 5 to 35 basis points on an annualized basis (basis points representing cents per $100). After the effect of potential base-rate adjustments, the total base assessment rate could range from 2.5 to 45 basis points on an annualized basis. The potential adjustments to an institution’s initial base assessment rate include (i) a potential decrease of up to 5 basis points for certain long-term unsecured debt (“unsecured debt adjustment”) and (ii) (except for well-capitalized institutions with a CAMELS rating of 1 or 2) a potential increase of up to 10 basis points for brokered deposits in excess of 10% of domestic deposits (“brokered deposit adjustment”). As the DIF reserve ratio grows, the rate schedule will be adjusted downward. Additionally, the rule includes a new adjustment for depository institution debt whereby an institution will pay an additional premium equal to 50 basis points on every dollar (above 3% of an institution’s Tier 1 capital) of long-term, unsecured debt held that was issued by another insured depository institution, excluding debt guaranteed under the FDIC’s Temporary Liquidity Guarantee Program. The deposit insurance assessment base is calculated based on the average of consolidated total assets less the average tangible equity of the insured depository institution during the assessment period. During 2013, Regions Bank’s FDIC insurance expense was $125 million, a $37 million decrease from fiscal year 2012.
The FDIA establishes a minimum ratio of deposit insurance reserves to estimated insured deposits, the designated reserve ratio (the “DRR”), of 1.15% prior to September 2020 and 1.35% thereafter. On December 20, 2010, the FDIC issued a final rule setting the DRR at 2%. The FDIC will, at least semi-annually, update its income and loss projections for the DIF and, if necessary, propose rules to further increase assessment rates. In addition, on January 12, 2010, the FDIC announced that it would seek public comment on whether banks with compensation plans that encourage risky behavior should be charged higher deposit assessment rates than such banks would otherwise be charged. Comments were due February 18, 2010. As of February 2014, no rule has been adopted.

We cannot predict whether, as a result of an adverse change in economic conditions or other reasons, the FDIC will increase deposit insurance assessment levels in the future. For more information, see the “Deposit Administrative Fees” section of Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation” of this Annual Report on Form 10-K.
FICO Assessments.    In addition, the Deposit Insurance Funds Act of 1996 authorized the Financing Corporation (“FICO”) to impose assessments on DIF applicable deposits in order to service the interest on FICO’s bond obligations from deposit insurance fund assessments. The amount assessed on individual institutions by FICO will be in addition to the amount, if any, paid for deposit insurance according to the FDIC’s risk-related assessment rate schedules. FICO assessment rates may be adjusted quarterly to reflect a change in assessment base. Regions Bank had a FICO assessment of approximately $7 million in FDIC deposit premiums in 2013, which was included in the $125 million in total FDIC insurance expense previously disclosed.
Acquisitions
The BHC Act requires every bank holding company to obtain the prior approval of the Federal Reserve before: (1) it may acquire direct or indirect ownership or control of any voting shares of any bank or savings and loan association, if after such acquisition, the bank holding company will directly or indirectly own or control 5% or more of the voting shares of the institution; (2) it or any of its subsidiaries, other than a bank, may acquire all or substantially all of the assets of any bank or savings and loan association; or (3) it may merge or consolidate with any other bank holding company. Bank holding companies with consolidated assets exceeding $50 billion must (i) obtain prior approval from the Federal Reserve before acquiring certain non-bank financial companies with assets exceeding $10 billion and (ii) provide prior written notice to the Federal Reserve before acquiring direct or indirect ownership or control of any voting shares of any company having consolidated assets of $10 billion or more. Bank holding companies seeking approval to complete an acquisition must be well-capitalized and well-managed.
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
In April 2011, the Federal Reserve, other federal banking agencies and the Securities and Exchange Commission jointly published proposed rulemaking designed to implement provisions of the Dodd-Frank Act prohibiting incentive compensation arrangements that would encourage inappropriate risk taking at a covered institution, which includes a bank or bank holding company with $1 billion or more of assets, such as Regions and Regions Bank. The proposed rule (i) prohibits incentive-based compensation arrangements that encourage executive officers, employees, directors or principal shareholders to expose the institution to inappropriate risks by providing excessive compensation (based on the standards for excessive compensation adopted pursuant to the FDIA) and (ii) prohibits incentive-based compensation arrangements for executive officers, employees, directors or principal shareholders that could lead to a material financial loss for the institution. The proposed rule requires covered institutions to establish policies and procedures for monitoring and evaluating their compensation practices. Institutions with consolidated assets of $50 billion or more, such as Regions, are subject to additional restrictions on compensation arrangements for their executive officers and any other persons identified by the institution’s board of directors as having the ability to expose the institution to substantial losses. The comment period ended in May 2011, but final rules have not been adopted as of February 2014. These regulations may become effective before the end of 2014. If the regulations are adopted in the form initially proposed, they will impose limitations on the manner in which we may structure compensation for our executives.
The scope and content of the U.S. banking regulators’ policies on incentive compensation are continuing to develop. It cannot be determined at this time whether a final rule will be adopted and whether compliance with such a final rule will adversely affect the ability of Regions and its subsidiaries to hire, retain and motivate their key employees.
Consumer Protection Laws
Regions is subject to a number of federal and state consumer protection laws, including laws designed to protect borrowers and promote lending to various sectors of the economy and population. These laws include the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, and their respective state law counterparts.
The Dodd-Frank Act created a new, independent federal agency, the Consumer Financial Protection Bureau, which was granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including the laws referenced above, fair lending laws and certain other statutes. The CFPB has examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets, their service providers and certain non-depository entities such as debt collectors and consumer reporting agencies. The CFPB has authority to prevent unfair, deceptive or abusive practices in connection with the offering of consumer financial products. The Dodd-Frank Act authorizes the CFPB to establish certain minimum standards for the origination of residential mortgages including a determination of the borrower’s ability to repay. In addition, the Dodd-Frank Act allows borrowers to raise certain defenses to foreclosure if they receive any loan other than a “qualified mortgage” as defined by the CFPB. The Dodd-Frank Act permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorneys general to enforce compliance with both the state and federal laws and regulations.
The CFPB has finalized a number of significant rules which impact nearly every aspect of the lifecycle of a residential mortgage loan. These rules implement the Dodd-Frank Act amendments to the Equal Credit Opportunity Act, the Truth in Lending Act and the Real Estate Settlement Procedures Act. Among other things, the rules adopted by the CFPB require banks to: (i) develop and implement procedures to ensure compliance with a “reasonable ability to repay” test and identify whether a loan meets a new definition for a “qualified mortgage,” in which case a rebuttable presumption exists that the creditor extending the loan has satisfied the reasonable ability to repay test; (ii) implement new or revised disclosures, policies and procedures for originating and servicing mortgages including, but not limited to, pre-loan counseling, early intervention with delinquent borrowers and specific loss mitigation procedures for loans secured by a borrower's principal residence; (iii) comply with additional restrictions on mortgage loan originator hiring and compensation; (iv) comply with new disclosure requirements and standards for appraisals and certain financial products; and (v) maintain escrow accounts for higher-priced mortgage loans for a longer period of time. Regions is continuing to analyze the impact that such rules may have on its business.
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
Community Reinvestment Act ("CRA")
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
Office of Foreign Assets Control Regulation
The United States has imposed economic sanctions that affect transactions with designated foreign countries, nationals and others. These are typically known as the “OFAC” rules based on their administration by the U.S. Treasury Department Office of Foreign Assets Control (“OFAC”). The OFAC-administered sanctions targeting countries take many different forms. Generally, however, they contain one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on U.S. persons engaging in financial transactions relating to, making investments in, or providing investment-related advice or assistance to, a sanctioned country; and (ii) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons). Blocked assets (e.g., property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. Failure to comply with these sanctions could have serious legal and reputational consequences.
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
Competition
All aspects of Regions’ business are highly competitive. Regions’ subsidiaries compete with other financial institutions located in the states in which they operate and other adjoining states, as well as large banks in major financial centers and other financial intermediaries, such as savings and loan associations, credit unions, Internet banks, finance companies, mutual funds, insurance companies, brokerage and investment banking firms, mortgage companies and financial service operations of major commercial and retail corporations. Regions expects competition to intensify among financial services companies due to the sustained low interest rate and ongoing low-growth economic environment. Also, as banks in Regions' footprint act to attain compliance with the LCR, there is a chance deposit pricing, particularly long-term time deposits could become even more competitive .
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
Employees
As of December 31, 2013, Regions and its subsidiaries had 24,255 employees.
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

Item 1A. Risk Factors

Risks Related to the Operation of Our Business
Our businesses have been, and may continue to be, adversely affected by conditions in the financial markets and economic conditions generally.
We provide traditional commercial, retail and mortgage banking services, as well as other financial services including asset management, wealth management, securities brokerage, insurance and other specialty financing. All of our businesses are materially affected by conditions in the financial markets and economic conditions generally or specifically in the Southeastern United States, the principal markets in which we conduct business. A worsening of, business and economic conditions generally or specifically in the principal markets in which we conduct business could have adverse effects on our business, including the following:

•	A decrease in the demand for, or the availability of, loans and other products and services offered by us;

•	A decrease in the value of our loans held for sale or other assets secured by consumer or commercial real estate;

•	An impairment of certain intangible assets, such as goodwill;

•	A decrease in interest income from variable rate loans, due to declines in interest rates; and

•
An increase in the number of clients and counterparties who become delinquent, file for protection under bankruptcy laws or default on their loans or other obligations to us, which could result in a higher level of nonperforming assets, net charge-offs, provisions for loan losses, and valuation adjustments on loans held for sale.

Overall, during the past several years, the general business environment has had an adverse effect on our business. Although the general business environment has shown some improvement, there can be no assurance that it will continue to improve. Since 2008, the federal government and the Federal Reserve have intervened in an unprecedented manner in an effort to provide stability and liquidity to the financial markets, including by implementing monetary policy measures designed to stabilize and stimulate the U.S. economy. There can be no assurance that the federal government and the Federal Reserve will continue to intervene or that the measures undertaken by the federal government and the Federal Reserve will result in continued improvement in the general business environment or in the business environments in the principal markets in which we do business. Additionally, the improvement of certain economic indicators, such as real estate asset values and rents and unemployment, may vary between geographic markets and in our principal markets may continue to lag behind improvement in the overall economy. These economic indicators typically affect certain industries, such as real estate and financial services, more significantly than other economic sectors. Furthermore, financial services companies with a substantial lending business, like ours, are dependent upon the ability of their borrowers to make debt service payments on loans. If economic conditions worsen or remain volatile, our business, financial condition and results of operations could be materially adversely affected.

Ineffective liquidity management could adversely affect our financial results and condition.
Effective liquidity management is essential for the operation of our business. We require sufficient liquidity to meet customer loan requests, customer deposit maturities/withdrawals, payments on our debt obligations as they come due and other cash commitments under both normal operating conditions and other unpredictable circumstances causing industry or general financial market stress. Our access to funding sources in amounts adequate to finance our activities on terms that are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy generally. Factors that could detrimentally impact our access to liquidity sources include a downturn in the geographic markets in which our loans and operations are concentrated or difficult credit markets. Our access to deposits may also be affected by the liquidity needs of our depositors. In particular, a majority of our liabilities during 2013 were checking accounts and other liquid deposits, which are payable on demand or upon several days’ notice, while by comparison, a substantial majority of our assets were loans, which cannot be called or sold in the same time frame. Although we have historically been able to replace maturing deposits and advances as necessary, we might not be able to replace such funds in the future, especially if a large number of our depositors seek to withdraw their accounts, regardless of the reason. A failure to maintain adequate liquidity could materially and adversely affect our business, results of operations or financial condition.
Our operations are concentrated in the Southeastern United States, and adverse changes in the economic conditions in this region can adversely affect our financial results and condition.
Our operations are concentrated in the Southeastern United States, particularly in the states of Alabama, Arkansas, Georgia, Florida, Louisiana, Mississippi and Tennessee. As a result, local economic conditions in the Southeastern United States significantly affect the demand for the loans and other products we offer to our customers (including real estate, commercial and construction loans), the ability of borrowers to repay these loans and the value of the collateral securing these loans. Since 2008, the national real estate market has experienced a significant decline in value, and the value of real estate in the Southeastern United States in particular declined significantly more than real estate values in the United States as a whole. This decline has had an adverse impact on some of our borrowers and on the value of the collateral securing many of our loans. Although real estate in many geographies have begun to show signs of improvement, this recent decline and any further declines in the future may continue to affect borrowers and collateral values, which could adversely affect our currently performing loans, leading to future delinquencies or defaults and increases in our provision for loan losses. Further or continued adverse changes in these economic conditions could materially adversely affect our business, results of operations or financial condition.
Weather-related events and other natural disasters, as well as man-made disasters, could cause a disruption in our operations or other consequences that could have an adverse impact on financial results and condition.
A significant portion of our operations are located in the areas bordering the Gulf of Mexico and the Atlantic Ocean, regions that are susceptible to hurricanes, or in areas of the Southeastern United States that are susceptible to tornadoes and other severe weather events. Many areas in the Southeastern United States have also experienced severe droughts in recent years. Any of these or any other severe weather event could cause disruption to our operations and could have a material adverse effect on our overall business, results of operations or financial condition. While we maintain insurance covering many of these weather-related events, including coverage for lost profits and extra expense, there is no insurance against the disruption that a catastrophic earthquake, hurricane, tornado or other severe weather event could produce to the markets that we serve and the resulting adverse impact on our borrowers to timely repay their loans and the value of any collateral held by us. The severity and impact of future earthquakes, hurricanes, severe tornadoes, droughts, floods and other weather-related events are difficult to predict and may be exacerbated by global climate change. Man-made disasters and other events connected with the Gulf of Mexico or Atlantic Ocean, such as the 2010 Gulf oil spill, could have similar effects.

Further weakness in the residential real estate markets could adversely affect our performance.
As of December 31, 2013, consumer residential real estate loans represented approximately 31.4% of our total loan portfolio. This portion of our loan portfolio has been under pressure for several years as disruptions in the financial markets and the deterioration in housing markets and general economic conditions have caused a decline in home values, real estate market demand and the credit quality of borrowers. Any further declines in home values would adversely affect the value of collateral securing the residential real estate that we hold, as well as the volume of loan originations and the amount we realize on sale of real estate loans. These factors could result in higher delinquencies and greater charge-offs in future periods, which could materially adversely affect our business, financial condition or results of operations.
Further weakness in the commercial real estate markets could adversely affect our performance.
Facing continuing pressure from reduced asset values, high vacancy rates and reduced rents, the fundamentals within the commercial real estate sector remain weak. As of December 31, 2013, approximately 9.0% of our loan portfolio consisted of investor real estate loans. The properties securing income-producing investor real estate loans are typically not fully leased at the origination of the loan. The borrower’s ability to repay the loan is instead dependent upon additional leasing through the life of the loan or the borrower’s successful operation of a business. Weak economic conditions may impair a borrower’s business operations and typically slow the execution of new leases. Such economic conditions may also lead to existing lease turnover. As a result of these factors, vacancy rates for retail, office and industrial space may remain at elevated levels in 2014. High vacancy rates could result in rents falling further over the next several quarters. The combination of these factors could result in further deterioration in the fundamentals underlying the commercial real estate market and the deterioration in value of some of our loans. Any such deterioration could adversely affect the ability of our borrowers to repay the amounts due under their loans. As a result, our business, results of operations or financial condition may be materially adversely affected.
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
We make various assumptions and judgments about the collectability of our loan portfolio and provide an allowance for estimated credit losses based on a number of factors. Our management periodically determines the allowance for loan losses based on available information, including the quality of the loan portfolio, economic conditions, the value of the underlying collateral and the level of non-accrual loans. Increases in this allowance will result in an expense for the period, thereby reducing our reported net income. If, as a result of general economic conditions, there is a decrease in asset quality or growth in the loan portfolio, our management determines that additional increases in the allowance for loan losses are necessary, we may incur additional expenses which will reduce our net income, and our business, results of operations or financial condition may be materially adversely affected.
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
Home equity products, particularly those where we are in a second lien position, and particularly those in certain geographic areas, may carry a higher risk of non-collection than other loans. Home equity lending includes both home equity loans and lines of credit. Of our $11.3 billion home equity portfolio at December 31, 2013, approximately $9.2 billion were home equity lines of credit and $2.1 billion were closed-end home equity loans (primarily originated as amortizing loans). This type of lending, which is secured by a first or second mortgage on the borrower’s residence, allows customers to borrow against the equity in their home. Real estate market values at the time of origination directly affect the amount of credit extended, and, in addition, past and future changes in these values impact the depth of potential losses. Second lien position lending carries higher credit risk because any decrease in real estate pricing may result in the value of the collateral being insufficient to cover the second lien after the first lien position has been satisfied. We have realized higher levels of charge-offs on second lien positions, particularly in the state of Florida, where real estate valuations have been depressed over the past several years. As of December 31, 2013, approximately $5.3 billion of our home equity lines and loans were in a second lien position (approximately $2.1 billion in Florida).
Industry competition may have an adverse effect on our success.
Our profitability depends on our ability to compete successfully. We operate in a highly competitive environment, and we expect competition to intensify due in part to the sustained low interest rate and ongoing low-growth economic environment. Certain of our competitors are larger and have more resources than we do, enabling them to be more aggressive than us in competing for loans and deposits. In our market areas, we face competition from other commercial banks, savings and loan associations, credit unions, Internet banks, finance companies, mutual funds, insurance companies, brokerage and investment banking firms, mortgage companies, and other financial intermediaries that offer similar services. Some of our non-bank competitors are not subject to the same extensive regulations we are and, therefore, may have greater flexibility in competing for business. Our ability to compete successfully depends on a number of factors, including customer convenience, quality of service, personal contacts, pricing and range of products. If we are unable to successfully compete for new customers and to retain our current customers, our business, financial condition or results of operations may also be adversely affected, perhaps materially. In particular, if we experience an outflow of deposits as a result of our customers seeking investments with higher yields or greater financial stability, or a desire to do business with our competitors, we may be forced to rely more heavily on borrowings and other sources of funding to operate our business and meet withdrawal demands, thereby adversely affecting our net interest margin.
Fluctuations in market interest rates may adversely affect our performance.
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
The cost of our deposits and short-term wholesale borrowings is largely based on short-term interest rates, the level of which is influenced heavily by the FOMC’s actions. However, the yields generated by our loans and securities are typically driven by both short-term and longer-term interest rates. Longer-term rates are affected by multiple factors including the actions of the FOMC through such actions as quantitative easing ("QE"), and the market's expectations for future inflation, growth and other economic considerations. The level of net interest income is therefore influenced by movements in such interest rates and the pace at which such movements occur. Interest rate volatility can reduce unrealized gains or create unrealized losses in our portfolios. If the interest rates on our interest-bearing liabilities increase at a faster pace than the interest rates on our interest-earning assets, our net interest income may decline and, with it, a decline in our earnings may occur. Our net interest income and earnings would be similarly affected if the interest rates on our interest-earning assets declined at a faster pace than the interest rates on our interest-bearing liabilities. In particular, short-term interest rates are currently very low by historical standards, with many benchmark rates, such as the federal funds rate and the one- and three-month LIBOR near zero. These low rates have reduced our cost of funding which has caused our net interest margin to increase.
Our current one-year interest rate sensitivity position is moderately asset sensitive. As a result, an immediate or gradual decrease in rates over a twelve-month period would likely have a negative impact on twelve-month net interest income. An increasing interest rate environment, however, would increase debt service requirements for some of our borrowers and may adversely affect those borrowers’ ability to pay as contractually obligated and could result in additional delinquencies or charge-offs. Our results of operations and financial condition may be adversely affected as a result.
For a more detailed discussion of these risks and our management strategies for these risks, see the “Net Interest Income and Margin,” “Market Risk - Interest Rate Risk” and “Securities” sections of Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation” of this Annual Report on Form 10-K.
Certain of our credit ratings are below investment grade. Any future reductions in our credit ratings may increase our funding costs and place limitations on business activities related to providing credit support to customers.
Our long-term debt obligations are currently rated below investment grade by Moody’s Investor Services. The major rating agencies regularly evaluate us, and their ratings are based on a number of factors, including our financial strength and conditions affecting the financial services industry generally. In general, ratings agencies base their ratings on many quantitative and qualitative factors, including capital adequacy, liquidity, asset quality, business mix and level and quality of earnings, and we may not be able to maintain our current credit ratings. The ratings assigned to Regions and Regions Bank remain subject to change at any time, and it is possible that any ratings agency will take action to downgrade Regions, Regions Bank or both in the future. Additionally, ratings agencies may also make substantial changes to their ratings policies and practices which may affect our credit ratings. In the future, changes to existing ratings guidelines and new ratings guidelines may, among other things, adversely affect the ratings of our securities or other securities in which we have an economic interest.
Regions’ credit ratings can have negative consequences that can impact our ability to access the debt and capital markets, as well as reduce our profitability through increased costs on future debt issuances. Specifically, when Regions was downgraded below investment grade status, we became unable to reliably access the short-term unsecured funding markets, which caused us to hold more cash and liquid investments to meet our on-going cash needs. Such actions reduced our profitability as these liquid investments earned a lower return than other assets, such as loans. Regions’ liquidity policy requires that the holding company maintains cash sufficient to cover the greater of (i) 18 months of debt service and other cash needs or (ii) a minimum cash balance of $500 million. Although this policy helps protect us against the costs of unexpected adverse funding environments, we cannot guarantee that this policy will be sufficient. Future issuances of debt could cost Regions more in interest costs were such debt to be issued at our current debt rating. Any future downgrades would further increase the interest costs associated with potential future borrowings, the cost of which cannot be estimated due to the uncertainty of future issuances in terms of amount and priority and could further limit our access to the debt and capital markets.
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
As of December 31, 2013, we had $4.8 billion of goodwill and $295 million of other intangible assets. A significant decline in our expected future cash flows, a significant adverse change in the business climate, slower growth rates or a significant and sustained decline in the price of our common stock, any or all of which could be materially impacted by many of the risk factors discussed herein, may necessitate our taking charges in the future related to the impairment of our goodwill. Future regulatory actions could also have a material impact on assessments of goodwill for impairment. If the fair value of our net assets improves at a faster rate than the market value of our reporting units, or if we were to experience increases in book values of a reporting unit in excess of the increase in fair value of equity, we may also have to take charges related to the impairment of our goodwill. If we were to conclude that a future write-down of our goodwill is necessary, we would record the appropriate charge, which could have a material adverse effect on our results of operations.
Identifiable intangible assets other than goodwill consist of core deposit intangibles, purchased credit card relationship assets, mortgage servicing rights and customer relationship employment assets. Adverse events or circumstances could impact the recoverability of these intangible assets including loss of core deposits, significant losses of credit card accounts and/or balances, increased competition or adverse changes in the economy. To the extent these intangible assets are deemed unrecoverable, a non-cash impairment charge would be recorded, which could have a material adverse effect on our results of operations.
The value of our deferred tax assets could adversely affect our operating results and regulatory capital ratios.
As of December 31, 2013, Regions had approximately $612 million in net deferred tax assets. Our deferred tax assets are subject to an evaluation of whether it is more likely than not that they will be realized for financial statement purposes. In making this determination, we consider all positive and negative evidence available including the impact of recent operating results as well as potential carryback of tax to prior years’ taxable income, reversals of existing taxable temporary differences, tax planning strategies and projected earnings within the statutory tax loss carryover period. We have determined that the deferred tax assets are more likely than not to be realized at December 31, 2013 (except for $36 million related to state deferred tax assets for which we have established a valuation allowance). If we were to conclude that a significant portion of our deferred tax assets were not more likely than not to be realized, the required valuation allowance could adversely affect our financial position, results of operations and regulatory capital ratios. In addition, the value of our deferred tax assets could be adversely affected by a change in statutory tax rates.
Changes in the soundness of other financial institutions could adversely affect us.
Financial services companies are interrelated as a result of trading, clearing, counterparty or other relationships. We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds, and other institutional clients. As a result, defaults by, or even mere speculation about, one or more financial services companies, or the financial services industry generally, may lead to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. In addition, our credit risk may be exacerbated if the collateral held by us cannot be realized or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due us. Any such losses may materially and adversely affect our business, financial condition or results of operations.
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
Our success depends, in part, on the ability to adapt products and services to evolving industry standards. There is increasing pressure to provide products and services at lower prices. This can reduce net interest income and noninterest income from fee-based products and services. In addition, the widespread adoption of new technologies could require us to make substantial capital expenditures to modify or adapt existing products and services or develop new products and services. We may not be successful in introducing new products and services in response to industry trends or developments in technology, or those new products may not achieve market acceptance. As a result, we could lose business, be forced to price products and services on less advantageous terms to retain or attract clients, or be subject to cost increases, and our business, financial condition or results of operations may be adversely affected.
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
We are subject to a variety of operational risks, including the risk of fraud or theft by employees, which may adversely affect our business and results of operations.
We are exposed to many types of operational risks, including liquidity risk, credit risk, market risk, interest rate risk, legal and compliance risk, strategic risk, information security risk, and reputational risk. We are also reliant upon our employees, and our operations are subject to the risk of fraud, theft or malfeasance by our employees. We have established processes and procedures intended to identify, measure, monitor, report and analyze these risks, however, there are inherent limitations to our risk management strategies as there may exist, or develop in the future, risks that we have not appropriately anticipated, monitored or identified. If our risk management framework proves ineffective, we could suffer unexpected losses, we may have to expend resources detecting and correcting the failure in our systems and we may be subject to potential claims from third parties and government agencies. We may also suffer severe reputational damage. Any of these consequences could adversely affect our business, financial condition or results of operations. In particular, the unauthorized disclosure, misappropriation, mishandling or misuse of personal, non-public, confidential or proprietary information of customers could result in significant regulatory consequences, reputational damage and financial loss.
Damage to our reputation could significantly harm our businesses.
Our ability to attract and retain customers and highly-skilled management and employees is impacted by our reputation. A negative public opinion of us and our business can result from any number of activities, actual, alleged or only widely-perceived, including our lending practices, corporate governance and regulatory compliance, acquisitions and actions taken by our regulators or by community organizations in response to these activities. Significant harm to our reputation could also arise as a result of litigation, employee misconduct or the activities of our customers, other participants in the financial services industry or our contractual counterparties, such as our service providers and vendors. Damage to our reputation could also adversely affect our credit ratings and access to the capital markets.
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
Information security risks for large financial institutions such as Regions have generally increased in recent years in part because of the proliferation of new technologies, the use of the Internet and telecommunications technologies (including mobile banking) to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists, nation-states, activists and other external parties. Third parties with whom we or our customers do business also present operational and information security risks to us, including from breakdowns, security breaches or failures of their own systems. As noted above, our operations rely on the secure processing, transmission and storage of confidential information in our computer systems and networks. In addition, to access our products and services, our customers may use personal smartphones, tablet PCs, and other mobile devices that are beyond our control systems. Although we believe that we have robust information security procedures and controls, our technologies, systems, networks and our customers’ devices may be the target of cyber attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of Regions’ or our customers’ confidential, proprietary and other information. Additionally, cyber attacks, such as denial of service attacks, hacking or terrorist activities, could disrupt Regions’ or our customers’ or other third parties’ business operations. For example, in recent months, denial of service attacks were launched against a number of large financial services institutions, including Regions. These events did not result in a breach of Regions’ client data, and account information remained secure; however, the attacks did adversely affect the performance of Regions Bank’s website, www.regions.com, and, in some instances, prevented customers from accessing Regions Bank’s secure websites for consumer and commercial applications. In all cases, the attacks primarily resulted in inconvenience; however, future cyber attacks could be more disruptive and damaging, and Regions may not be able to anticipate or prevent all such attacks. Additionally, as cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities. Disruptions or failures in the physical infrastructure or operating systems that support our businesses and customers, or cyber attacks or security breaches of the networks, systems or devices that our customers use to access our products and services, could result in customer attrition, regulatory fines, penalties or intervention, reputational damage, reimbursement or other compensation costs and/or additional compliance costs, any of which could materially adversely affect our business, results of operations or financial condition. For a more detailed discussion of these risks and specific occurrences, see the "Information Security Risk" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Annual Report on Form 10-K.
We rely on other companies to provide key components of our business infrastructure.
Third parties provide key components of our business operations such as data processing, recording and monitoring transactions, online banking interfaces and services, Internet connections and network access. While we have selected these third party vendors carefully, we do not control their actions. Any problems caused by these third parties, including those resulting from disruptions in services provided by a vendor, failure of a vendor to handle current or higher volumes, failure of a vendor to provide services for any reason, poor performance of services, failure to comply with applicable laws and regulations, or fraud or misconduct on the part of employees of any of our vendors, could adversely affect our ability to deliver products and services to our customers, our reputation and our ability to conduct our business. Financial or operational difficulties of a third party vendor could also hurt our operations if those difficulties interfere with the vendor’s ability to serve us. Replacing these third party vendors could also create significant delay and expense. Accordingly, use of such third parties creates an unavoidable inherent risk to our business operations.
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

We rely on the mortgage secondary market for some of our liquidity.
In 2013, we sold 62% of the mortgage loans we originated to the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and the Government National Mortgage Association (collectively, the “Agencies”). We rely on the Agencies to purchase loans that meet their conforming loan requirements in order to reduce our credit risk and provide funding for additional loans we desire to originate. We cannot provide assurance that the Agencies will not materially limit their purchases of conforming loans due to capital constraints, a change in the criteria for conforming loans or other factors. Additionally, various proposals have been made to reform the U.S. residential mortgage finance market, including the role of the Agencies. The exact effects of any such reforms are not yet known, but may limit our ability to sell conforming loans to the Agencies. If we are unable to continue to sell conforming loans to the Agencies, our ability to fund, and thus originate, additional mortgage loans may be adversely affected, which would adversely affect our results of operations.

We are subject to a variety of risks in connection with any sale of loans we may conduct.
In connection with our sale of one or more loan portfolios, we may make certain representations and warranties to the purchaser concerning the loans sold and the procedures under which those loans have been originated and serviced. If any of these representations and warranties are incorrect, we may be required to indemnify the purchaser for any related losses, or we may be required to repurchase part or all of the effected loans. We may also be required to repurchase loans as a result of borrower fraud or in the event of early payment default by the borrower on a loan we have sold. If we are required to make any indemnity payments or repurchases and do not have a remedy available to us against a solvent counterparty, we may not be able to recover our losses resulting from these indemnity payments and repurchases. Consequently, our results of operations may be adversely affected.
In addition, we must report as held for sale any loans which we have undertaken to sell, whether or not a purchase agreement for the loans has been executed. We may therefore be unable to ultimately complete a sale for part or all of the loans we classify as held for sale. Management must exercise its judgment in determining when loans must be reclassified from held to maturity status to held for sale status under applicable accounting guidelines. Any failure to accurately report loans as held for sale could result in regulatory investigations and monetary penalties. Any of these actions could adversely affect our financial condition and results of operations. Reclassifying loans from held to maturity to held for sale also requires that the effected loans be marked to fair value. As a result, any loans classified as held for sale may be adversely affected by changes in interest rates and by changes in the borrower’s creditworthiness. We may be required to reduce the value of any loans we mark held for sale, which could adversely affect our results of operations.
A downgrade or potential downgrade of the U.S. Government’s sovereign credit rating by one or more credit ratings agencies could adversely affect our business.
In August 2011, Standard and Poor's lowered its long-term sovereign credit rating of the United States from AAA to AA+ and maintains a negative outlook on the rating. Although the other three major credit rating agencies did not downgrade their U.S. sovereign credit ratings, Fitch Ratings recently warned that it may cut its U.S. sovereign credit rating as a result of political brinksmanship over raising the U.S. debt ceiling. Future uncertainty over U.S. fiscal policy, including over tax increases and spending cuts as part of the budgetary process or over future raises of the U.S. debt ceiling, could result in a downgrade or a reduction in the outlook of the U.S. long-term sovereign credit rating by one or more credit ratings agencies. Any downgrade, or perceived future downgrade, in the U.S. sovereign credit rating or outlook could adversely affect global financial markets and economic conditions and may result in, among other things, increased volatility and illiquidity in the capital markets, declines in consumer confidence, increased unemployment levels and declines in the value of U.S. Treasury securities and securities guaranteed by the U.S. government. As a result, our business, liquidity, results of operations and financial conditions may be adversely affected. Additionally, the economic conditions resulting from any such downgrade or perceived future downgrade may significantly exacerbate the other risks we face.
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
Certain accounting policies are critical to presenting our reported financial condition and results of operations. They require management to make difficult, subjective or complex judgments about matters that are uncertain. Materially different amounts could be reported under different conditions or using different assumptions or estimates. The Company's critical accounting estimates include: the allowance for credit losses; fair value measurements; intangible assets; mortgage servicing rights; and income taxes. Because of the uncertainty of estimates involved in these matters, we may be required to do one or more of the following: significantly increase the allowance for credit losses and/or sustain credit losses that are significantly higher than the reserve provided; recognize significant impairment on our goodwill, other intangible assets or deferred tax asset balances; or significantly increase our accrued income taxes. Any of these actions could adversely affect our reported financial condition and results of operations.
Changes in our accounting policies or in accounting standards could materially affect how we report our financial results and condition.
From time to time, the Financial Accounting Standards Board (the “FASB”) and SEC change the financial accounting and reporting standards that govern the preparation of our financial statements. These changes can be difficult to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in us restating prior period financial statements. For example, on December 20, 2012, the FASB issued for public comment a Proposed Accounting Standards Update, Financial Instruments - Credit Losses (Subtopic 825-15), that would substantially change the accounting for credit losses on loans and other financial assets held by banks, financial institutions and other organizations. The proposal would remove the existing “probable” threshold in GAAP for recognizing credit losses and instead require affected reporting companies to reflect their estimate of credit losses on financial assets over the lifetime of each such asset, broadening the range of information that must be considered in measuring the allowance for expected credit losses. This proposal, if adopted as proposed, will likely have a negative impact, potentially materially, on

Regions’ reported earnings and capital and could also have an impact on Regions Bank’s lending to the extent that higher reserves are required at the inception of a loan based on recent loan loss experience.

Risks Arising From the Legal and Regulatory Framework in which Our Business Operates
We are, and may in the future be, subject to litigation, investigations and governmental proceedings which may result in liabilities adversely affecting our financial condition, business or results of operations.
We and our subsidiaries are, and may in the future be, named as defendants in various class actions and other litigation, and may be the subject of subpoenas, reviews, requests for information, investigations, and formal and informal proceedings by government and self-regulatory agencies regarding our and their businesses and activities. For example, as discussed in Note 23 “Commitments, Contingencies and Guarantees”, Regions is working to resolve certain inquiries from its banking regulators. Any such matters may result in material adverse consequences to our results of operations, financial condition or ability to conduct our business, including adverse judgments, settlements, fines, penalties (including civil money penalties under applicable banking laws), injunctions, restrictions on our business activities or other relief. Our involvement in any such matters, even if the matters are ultimately determined in our favor, could also cause significant harm to our reputation and divert management attention from the operation of our business. Further, any settlement, consent order or adverse judgment in connection with any formal or informal proceeding or investigation by government or self-regulatory agencies may result in additional litigation, investigations or proceedings as other litigants and government or self-regulatory agencies (including the inquiries mentioned above) begin independent reviews of the same businesses or activities. Moreover, although Regions recorded a non-deductible charge of $58 million in the fourth quarter of 2013 in connection with the inquiries discussed above, there can be no assurance that a resolution will be reached or that any resolution will not exceed the recorded charge.
In addition, Regions is cooperating with an investigation by the U.S. Department of Housing and Urban Development’s Office of the Inspector General and the U.S. Department of Justice regarding our origination of mortgage loans insured by the Federal Housing Administration which is in the early stages. Other financial institutions who have been subject to similar investigations have settled with regulators on terms that included large monetary penalties, including, in some cases, civil money penalties under applicable banking laws. We cannot predict the outcome of this inquiry, however it is possible that we may be required to pay a monetary penalty which may adversely affect our results of operations. Additional inquiries will arise from time to time.
In addition, in recent years, a number of judicial decisions have upheld the right of borrowers to sue lending institutions on the basis of various evolving legal theories, collectively termed “lender liability.” Generally, lender liability is founded on the premise that a lender has either violated a duty, whether implied or contractual, of good faith and fair dealing owed to the borrower or has assumed a degree of control over the borrower resulting in the creation of a fiduciary duty owed to the borrower or its other creditors or shareholders. In the future, Regions could become subject to claims based on this or other evolving legal theories.
Additional information relating to our litigation, investigations and other proceedings is discussed in Note 23 “Commitments, Contingencies and Guarantees” to the consolidated financial statements of this Annual Report on Form 10-K.
We may face significant claims for indemnification in connection with our sale of Morgan Keegan in 2012.
On January 11, 2012, Regions entered into a stock purchase agreement to sell Morgan Keegan and related affiliates to Raymond James Financial, Inc. (“Raymond James”). The transaction closed on April 2, 2012. In connection with the closing of the sale, Regions agreed to indemnify Raymond James for all litigation and certain other matters related to pre-closing activities of Morgan Keegan. Indemnifiable losses under the indemnification provision include legal and other expenses, such as costs for defense, judgments, settlements and awards associated with the resolution of litigation related to pre-closing activities. As of December 31, 2013 the carrying value of the indemnification obligation is approximately $260 million. This amount reflects an estimate of liability, and actual liabilities can potentially be higher than amounts reserved. The amount of liability that we may ultimately incur from indemnification claims may have an adverse impact, perhaps materially, on our results of operations.

We are subject to extensive governmental regulation, which could have an adverse impact on our operations.
We are subject to extensive state and federal regulation, supervision and examination governing almost all aspects of our operations, which limits the businesses in which we may permissibly engage. The laws and regulations governing our business are intended primarily for the protection of our depositors, our customers, the financial system and the FDIC insurance fund, not our shareholders or other creditors. These laws and regulations govern a variety of matters, including certain debt obligations, changes in control, maintenance of adequate capital, and general business operations and financial condition (including permissible types, amounts and terms of loans and investments, the amount of reserves against deposits, restrictions on dividends, establishment of branch offices, and the maximum interest rate that may be charged by law). Further, we must obtain approval from our regulators before engaging in certain activities, and our regulators have the ability to compel us to, or restrict us from, taking certain actions entirely. There can be no assurance that any regulatory approvals we may require will be obtained, either in a timely manner or at all.
Since the recent financial crisis, financial institutions generally have been subjected to increased scrutiny from regulatory authorities. Recent changes to the legal and regulatory framework governing our operations, including the passage and continued implementation of the Dodd-Frank Act, have drastically revised the laws and regulations under which we operate. These changes may result in increased costs of doing business, decreased revenues and net income, and may reduce our ability to effectively compete to attract and retain customers. In general, bank regulators have increased their focus on consumer compliance, and we expect this focus to continue. Additional compliance requirements can be costly to implement, may require additional compliance personnel and may limit our ability to offer competitive products to our customers.
We are also subject to changes in federal and state law, as well as regulations and governmental policies, income tax laws and accounting principles. Regulations affecting banks and other financial institutions are undergoing continuous review and frequently change, and the ultimate effect of such changes cannot be predicted. Recent areas of legislative focus include housing finance reform, flood insurance and cyber security. Regulations and laws may be modified at any time, and new legislation may be enacted that will affect us, Regions Bank and our subsidiaries. Any changes in any federal and state law, as well as regulations and governmental policies, income tax laws and accounting principles, could affect us in substantial and unpredictable ways, including ways which may adversely affect our business, financial condition or results of operations. Failure to appropriately comply with any such laws, regulations or principles could result in sanctions by regulatory agencies, civil money penalties or damage to our reputation, all of which could adversely affect our business, financial condition or results of operations. Our regulatory position is discussed in greater detail in Note 13 “Regulatory Capital Requirements and Restrictions” in the Notes to the Consolidated Financial Statements in Item 8. of this Annual Report on Form 10-K.
We may be subject to more stringent capital requirements.
Regions and Regions Bank are each subject to capital adequacy and liquidity guidelines and other regulatory requirements specifying minimum amounts and types of capital that must be maintained. From time to time, the regulators implement changes to these regulatory capital adequacy and liquidity guidelines. If we fail to meet these minimum capital and liquidity guidelines and other regulatory requirements, we or our subsidiaries may be restricted in the types of activities we may conduct and may be prohibited from taking certain capital actions, such as paying dividends and repurchasing or redeeming capital securities.
In particular, the capital requirements applicable to Regions and Regions Bank under the recently adopted New Capital Rules will begin to be phased-in starting in 2015. Once these new rules take effect, we will be required to satisfy additional, more stringent, capital adequacy and liquidity standards than we have in the past. We estimate that, had the New Capital Rules been fully phased in during the fourth quarter of 2013, Regions and Regions Bank would have exceeded the minimum requirements. This estimate could change in the future. Additionally, stress testing requirements may have the effect of requiring us to comply with the requirements of the New Capital Rules, or potentially even greater capital requirements, sooner than expected. While we expect to meet the requirements of the New Capital Rules, inclusive of the capital conservation buffer, as phased in by the Federal Reserve, we may fail to do so. In addition, these requirements could have a negative impact on our ability to lend, grow deposit balances, make acquisitions and make capital distributions in the form of increased dividends or share repurchases. Higher capital levels could also lower our return on equity.
We may also be required to satisfy even more stringent standards depending on the implementation of the liquidity guidelines and the additional capital surcharges being considered by the Federal Reserve. The ultimate impact on our business of any such heightened standards cannot be determined at this time and will depend on a number of factors, including implementation by the federal banking regulators.
For more information concerning our compliance with capital and liquidity requirements, see Note 13 “Regulatory Capital Requirements and Restrictions” in the Notes to the Consolidated Financial Statements which are included in Item 8. of this Annual Report on Form 10-K.

Rulemaking changes implemented by the CFPB will result in higher regulatory and compliance costs that may adversely affect our results of operations.
The Dodd-Frank Act created a new, independent federal agency, the CFPB, which was granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws. The CFPB also has examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets, their service providers and certain non-depository entities such as debt collectors and consumer reporting agencies. Since its formation, the CFPB has finalized a number of significant rules that could have a significant impact on our business and the financial services industry more generally. In particular, the CFPB has adopted rules impacting nearly every aspect of the lifecycle of a residential mortgage loan as discussed in the “Supervision and Regulation” section of Item 1. “Business” of this Annual Report on Form 10-K above. The CFPB has also issued guidance which could radically reshape the automotive financing industry by subjecting indirect auto lenders to regulation as creditors under the Equal Credit Opportunity Act, which would make indirect auto lenders monitor and control certain credit policies and procedures undertaken by auto dealers. Compliance with the rules and policies adopted by the CFPB may limit the products we may permissibly offer to some or all of our customers, or limit the terms on which those products may be issued, or may adversely affect our ability to conduct our business as previously conducted (including our residential mortgage and indirect auto lending businesses in particular). We may also be required to add additional compliance personnel or incur other significant compliance-related expenses. Our business, results of operations or competitive position may be adversely affected as a result.
We may not be able to complete future acquisitions, may not be successful in realizing the benefits of any future acquisitions that are completed, or may choose not to pursue acquisition opportunities we might find beneficial.
A substantial part of our historical growth has been a result of acquisitions of other financial institutions, and we may, from time to time, evaluate and engage in the acquisition or divestiture of businesses (including their assets or liabilities, such as loans or deposits). We must generally satisfy a number of meaningful conditions prior to completing any such transaction, including in certain cases federal and state bank regulatory approvals. Bank regulators consider a number of factors when determining whether to approve a proposed transaction, including the ratings and compliance history of all institutions involved, the anti-money laundering and Bank Secrecy Act compliance history of all institutions involved, CRA examination results and the effect of the transaction on financial stability.
The process for obtaining required regulatory approvals has become substantially more difficult, time-consuming and unpredictable as a result of the financial crisis. We may fail to pursue, evaluate or complete strategic and competitively significant business opportunities as a result of our inability, or our perceived inability, to obtain required regulatory approvals in a timely manner or at all.
Assuming we are able to successfully complete one or more transactions, we may not be able to successfully integrate and realize the expected synergies from any completed transaction in a timely manner or at all. In particular, we may be charged by federal and state regulators with regulatory and compliance failures at an acquired business prior to the date of the acquisition, and these failures by the acquired company may have negative consequences for us, including the imposition of formal or informal enforcement actions. Completion and integration of any transaction may also divert management attention from other matters, result in additional costs and expenses, or adversely affect our relationships with our customers and employees, any of which may adversely affect our business or results of operations. Future acquisitions may also result in dilution of our current shareholders’ ownership interests or may require we incur additional indebtedness or use a substantial amount of our available cash and other liquid assets. As a result, our financial condition may be affected, and we may become more susceptible to economic conditions and competitive pressures.
Increases in FDIC insurance premiums may adversely affect our earnings.
Our deposits are insured by the FDIC up to legal limits and, accordingly, we are subject to FDIC deposit insurance assessments. We generally cannot control the amount of premiums we will be required to pay for FDIC insurance. High levels of bank failures over the past several years and increases in the statutory deposit insurance limits have increased resolution costs to the FDIC and put pressure on the Deposit Insurance Fund (“DIF”). In order to maintain a strong funding position and restore the reserve ratios of the DIF, the FDIC increased assessment rates on insured institutions, charged a special assessment to all insured institutions as of June 30, 2009, and required banks to prepay three years’ worth of premiums on December 30, 2009. If there are additional financial institution failures, we may be required to pay even higher FDIC premiums than the recently increased levels, or the FDIC may charge additional special assessments or require future prepayments. Further, the FDIC increased the DIF’s target reserve ratio to 2.0% of insured deposits following the Dodd-Frank Act’s elimination of the 1.5% cap on the DIF’s reserve ratio. Additional increases in our assessment rate may be required in the future to achieve this targeted reserve ratio. These increases in deposit assessments and any future increases, required prepayments or special assessments of FDIC insurance premiums may adversely affect our business, financial condition or results of operations.

Unfavorable results from ongoing stress analyses may adversely affect our ability to retain customers or compete for new business opportunities.
The Federal Reserve conducts an annual stress analysis of Regions to evaluate our ability to absorb losses in three economic and financial scenarios generated by the Federal Reserve, including adverse and severely adverse economic and financial scenarios. The rules also require us to conduct our own semi-annual stress analysis to assess the potential impact on Regions of the scenarios used as part of the Federal Reserve’s annual stress analysis. A summary of the results of certain aspects of the Federal Reserve’s annual stress analysis is released publicly and contains bank holding company specific information and results. The rules also require us to disclose publicly a summary of the results of our semi-annual stress analyses, and Regions Banks’ annual stress analyses, under the severely adverse scenario.
Although the stress tests are not meant to assess our current condition, our customers may misinterpret and adversely react to, the results of these stress tests despite the strength of our financial condition. Any potential misinterpretations and adverse reactions could limit our ability to attract and retain customers or to effectively compete for new business opportunities. The inability to attract and retain customers or effectively compete for new business may have a material and adverse effect on our business, financial condition or results of operations.
Additionally, our regulators may require us to raise additional capital or take other actions, or may impose restrictions on our business, based on the results of the stress tests, including rejecting, or requiring revisions to, our annual capital plan submitted in connection with the Comprehensive Capital Analysis and Review. We may not be able to raise additional capital if required to do so, or may not be able to do so on terms which we believe are advantageous to Regions or its current shareholders. Any such capital raises, if required, may also be dilutive to our existing shareholders.
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
Our capital stock, including our common stock and depositary shares representing fractional interests in our preferred stock, ranks junior to all of Regions’ existing and future indebtedness and Regions’ other non-equity claims with respect to assets available to satisfy claims against us, including claims in the event of our liquidation. As of December 31, 2013, Regions’ total liabilities were approximately $101.6 billion, and we may incur additional indebtedness in the future to increase our capital resources. Additionally, if our capital ratios or the capital ratios of Regions Bank fall below the required minimums, we or Regions Bank could be forced to raise additional capital by making additional offerings of debt securities, including medium-term notes, senior or subordinated notes or other applicable securities.
We are a holding company and depend on our subsidiaries for dividends, distributions and other payments.
We are a legal entity separate and distinct from our banking and other subsidiaries. Our principal source of cash flow, including cash flow to pay dividends to our stockholders and principal and interest on our outstanding debt, is dividends from Regions Bank. There are statutory and regulatory limitations on the payment of dividends by Regions Bank to us, as well as by us to our stockholders. Regulations of both the Federal Reserve and the State of Alabama affect the ability of Regions Bank to pay dividends and other distributions to us and to make loans to us. If Regions Bank is unable to make dividend payments to us and sufficient cash or liquidity is not otherwise available, we may not be able to make dividend payments to our common and preferred stockholders or principal and interest payments on our outstanding debt. See the “Stockholders’ Equity” section of Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation” of this Annual Report on Form 10-K. In addition, our right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of creditors of that subsidiary, except to the extent that any of our claims as a creditor of such subsidiary may be recognized. As a result, shares of our capital stock are effectively subordinated to all existing and future liabilities and obligations of our subsidiaries. At December 31, 2013, our subsidiaries’ total deposits and borrowings were approximately $97.3 billion.
We may not pay dividends on shares of our capital stock.
Holders of shares of our capital stock are only entitled to receive such dividends as our Board of Directors may declare out of funds legally available for such payments. Although we have historically declared cash dividends on our common stock, we are not required to do so and may reduce or eliminate our common stock dividend in the future. This could adversely affect the market price of our common stock. Furthermore, the terms of our outstanding preferred stock prohibit us from declaring or paying any dividends on any junior series of our capital stock, including our common stock, or from repurchasing, redeeming or acquiring such junior stock, unless we have declared and paid full dividends on our outstanding preferred stock for the most recently completed dividend period.
We are also subject to statutory and regulatory limitations on our ability to pay dividends on our capital stock. For example, it is the policy of the Federal Reserve that bank holding companies should generally pay dividends on common stock only out of earnings, and only if prospective earnings retention is consistent with the organization’s expected future needs, asset quality and financial condition. Moreover, the Federal Reserve will closely scrutinize any dividend payout ratios exceeding 30% of after-tax net income. Additionally, we are required to submit annual capital plans to the Federal Reserve for review and approval before we can take certain capital actions, including declaring and paying dividends and repurchasing or redeeming capital securities. If our capital plan or any amendment to our capital plan is not approved for any reason, our ability to declare and pay dividends on our capital stock may be limited. Further, if we are unable to satisfy the capital requirements applicable to us for any reason, we may be limited in our ability to declare and pay dividends on our capital stock.
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
We may need to raise additional debt or equity capital in the future, but may be unable to do so.
We may need to raise additional capital in the future to provide us with sufficient capital resources and liquidity to meet our commitments and other business purposes. Our ability to raise additional capital, if needed, will depend on, among other things, prevailing conditions in the capital markets, which are outside of our control, and our financial performance. The economic slowdown and loss of confidence in financial institutions over the past several years may increase our cost of funding and limit our access to some of our customary sources of capital, including inter-bank borrowings, repurchase agreements and borrowings from the discount window of the Federal Reserve. Additionally, some of our long-term debt securities are currently rated below investment grade by certain of the credit ratings agencies, which may also limit our ability to access the capital markets. We cannot assure you that capital will be available to us on acceptable terms or at all. Any occurrence that may limit our access to the capital markets, such as a decline in the confidence of debt purchasers, depositors of Regions Bank or counterparties participating in the capital markets, or a downgrade of our debt ratings, may adversely affect our capital costs and our ability to raise capital and, in turn, our liquidity. An inability to raise additional capital on acceptable terms when needed could have a materially adverse effect on our business, financial condition or results of operations.

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
At December 31, 2013, Regions Bank, Regions’ banking subsidiary, operated 1,705 banking offices. At December 31, 2013, there were no significant encumbrances on the offices, equipment and other operational facilities owned by Regions and its subsidiaries.
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

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Regions’ common stock, par value $.01 per share, is listed for trading on the New York Stock Exchange under the symbol RF. Quarterly high and low sales prices of and cash dividends declared on Regions’ common stock are set forth in Table 28 “Quarterly Results of Operations” of “Management’s Discussion and Analysis”, which is included in Item 7. of this Annual Report on Form 10-K. As of February 13, 2014, there were 63,471 holders of record of Regions’ common stock (including participants in the Computershare Investment Plan for Regions Financial Corporation).
Restrictions on the ability of Regions Bank to transfer funds to Regions at December 31, 2013, are set forth in Note 13 “Regulatory Capital Requirements and Restrictions” to the consolidated financial statements, which are included in Item 8. of this Annual Report on Form 10-K. A discussion of certain limitations on the ability of Regions Bank to pay dividends to Regions and the ability of Regions to pay dividends on its common stock is set forth in Item 1. “Business” under the heading “Supervision and Regulation—Payment of Dividends” of this Annual Report on Form 10-K.
The following table presents information regarding issuer purchases of equity securities during the fourth quarter of 2013.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs
October 1—31, 2013	—	$—	—	$10,927,606
November 1—30, 2013	—	$—	—	$10,927,606
December 1—31, 2013	—	$—	—	$10,927,606
Total	—	$—	—	$10,927,606
On March 19, 2013, Regions' Board of Directors authorized, and Regions announced, a new $350 million common stock purchase plan, permitting repurchases from the beginning of the second quarter of 2013 through the end of the first quarter of 2014. As of December 31, 2013, Regions had repurchased approximately 36 million shares of common stock at a total cost of approximately $340 million.
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

	Cumulative Total Return
	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013
Regions	$100.00	$68.58	$91.26	$56.52	$94.29	$132.21
S&P 500 Index	100.00	126.47	145.52	148.59	172.37	228.17
S&P Banks Index	100.00	93.27	112.95	101.67	126.57	179.78

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

EXECUTIVE SUMMARY
Management believes the following sections summarize several of the most relevant matters necessary for an understanding of the financial aspects of Regions Financial Corporation’s (“Regions” or “the Company”) business, particularly regarding its 2013 results. Cross references to more detailed information regarding each topic within Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and the consolidated financial statements are included. This summary is intended to assist in understanding the information provided, but should be read in conjunction with the entire MD&A and consolidated financial statements, as well as the other sections of this Annual Report on Form 10-K.
2013 Results
Regions reported net income available to common shareholders of $1.1 billion, or $0.77 per diluted share, in 2013 compared to net income available to common shareholders of $991 million, or $0.71 per diluted share, in 2012.
For 2013, net interest income (taxable-equivalent basis) from continuing operations totaled $3.3 billion compared to $3.4 billion in 2012. The net interest margin (taxable-equivalent basis) was 3.20 percent in 2013 and 3.11 percent in 2012. The decrease in net interest income (taxable-equivalent basis) was driven primarily by a decline in yields earned on earning assets that was only partially offset by a decline in rates paid on interest-bearing liabilities. The increase in net interest margin was primarily due to a reduction in earning assets and a 20 basis point decline in total funding costs.
The provision for loan losses totaled $138 million in 2013 compared to $213 million in 2012. Credit metrics, including net charge-offs and non-accrual, criticized and classified loan balances showed continued improving trends in 2013 compared to 2012. Net charge-offs totaled $716 million, or 0.96 percent of average loans, in 2013, compared to $1.0 billion, or 1.37 percent in 2012. Net charge-offs were lower across most major loan categories when comparing 2013 to the prior year, except for residential first mortgage loans which included $151 million in net charge-offs related to the transfer to held for sale of primarily accruing restructured mortgages near the end of 2013. Net charge-offs exceeded provision for loan losses for 2013 primarily due to the continued improving credit metrics, including lower levels of non-accrual loans and criticized and classified loans, as well as, problem loan resolutions, and a continuing mix shift in loans out of higher risk investor real estate and into lower risk commercial and industrial loans. The allowance for loan losses at December 31, 2013 was 1.80 percent of total loans, net of unearned income, compared to 2.59 percent at December 31, 2012. Total non-performing assets were $1.3 billion at December 31, 2013, compared to $1.9 billion at December 31, 2012.
Non-interest income from continuing operations for 2013 was $2.0 billion, compared to $2.1 billion for 2012. The decline from the prior year was driven primarily by a $127 million decrease in mortgage income. Mortgage loan production fell 18 percent from 2012 as consumer demand for mortgage loans slowed due to rising interest rates. See Table 5 "Non-Interest Income from Continuing Operations" for further details.
Total non-interest expense from continuing operations was $3.6 billion in 2013 and $3.5 billion in 2012. The 2013 period included a $58 million regulatory charge, $5 million in branch consolidation charges, and $61 million in loss on early extinguishment of debt. The 2012 period included $42 million in REIT investment early termination costs and $11 million in loss on early extinguishment of debt. See Table 6 "Non-Interest Expense from Continuing Operations" for further details.
A discussion of activity within discontinued operations is included at the end of "Operating Results" in the Management’s Discussion and Analysis section of this report.
For more information, refer to the following additional section within this Form 10-K:

•	"Operating Results" section of MD&A
Capital
Capital Actions
As part of its 2013 Comprehensive Capital Analysis and Review ("CCAR") submission, Regions' proposed capital plans included increasing its quarterly common stock dividend from $0.01 per share to $0.03 per share; executing up to $350 million in common share repurchases; and the execution of various liability management transactions including a tender offer for a portion of outstanding parent company senior notes, the issuance of new parent company senior notes, the redemption of certain preferred securities issued by Union Planters Preferred Funding Corporation ("Union Planters"), a subsidiary of Regions Bank, and the redemption of all of the Company’s remaining trust preferred securities. The Federal Reserve did not object to these plans.
Regions' Board of Directors declared the higher common stock dividend each quarter in 2013 beginning with the second quarter. Management expects to continue to execute the capital planning process, including evaluation of the amount of the common stock dividend, with the Board of Directors and in conjunction with regulatory supervisors, subject to the Company’s results of operations.
Regions’ Board of Directors also approved the share repurchase plan in March 2013. The share repurchase authority granted by the Board of Directors was available at the beginning of the second quarter of 2013 and will continue through the first quarter of 2014, but has been substantially executed. As of December 31, 2013, Regions had repurchased approximately 36 million shares of common stock at a total cost of approximately $340 million. These shares were immediately retired upon repurchase and therefore are not included in treasury stock.

In April 2013, Regions launched a tender offer for a portion of its outstanding 7.75% Senior Notes due 2014. Pursuant to the terms and conditions of the tender offer, Regions purchased $350 million aggregate principal amount of these notes. In April 2013, Regions also issued $750 million of 2.00% parent company senior notes due in 2018.

In June 2013, Regions redeemed $100 million in long-term debt consisting of preferred stock issued by Union Planters.

During the fourth quarter of 2012, Regions redeemed approximately $345 million in junior subordinated notes to affiliated trusts, which had contemporaneously issued trust preferred securities that Regions guaranteed (“trust preferred securities”). In the second and third quarters of 2013, Regions redeemed approximately $498 million and $3 million, respectively, representing all of its remaining outstanding trust preferred securities.

For more information refer to the following additional sections within this Form 10-K:

•	“Long-Term Borrowings” discussion in MD&A

•	“Stockholders’ Equity” discussion in MD&A

•	“Off-Balance Sheet Arrangements” discussion in MD&A

•	Note 2 “Variable Interest Entities” to the consolidated financial statements

•	Note 12 “Long-Term Borrowings” to the consolidated financial statements

•	Note 14 “Stockholders’ Equity and Accumulated Other Comprehensive Income (Loss)” to the consolidated financial statements
Regulatory Capital
Regions and Regions Bank are required to comply with applicable capital adequacy standards established by the Federal Reserve. Currently, under Basel I, the minimum guidelines to be considered well-capitalized for Tier I capital and Total capital are 6.0 percent and 10.0 percent, respectively. At December 31, 2013, Regions’ Tier 1 capital and Total capital ratios were 11.68 percent and 14.73 percent respectively. In addition, the Federal Reserve and banking regulators routinely supplement their assessment of capital adequacy based on a variation of Tier 1 capital, know as Tier 1 common equity. Although Federal banking regulators did not establish minimum guidelines to be considered well-capitalized under Basel I, the Tier 1 common equity ratio has been a key component in assessing capital adequacy under the CCAR process. At December 31, 2013, Regions’ Tier 1 common equity ratio (non-GAAP) was 11.21 percent.
In July 2013, Regions' and Regions Bank's primary federal regulator, the Federal Reserve, published final rules (the “Basel III Capital Rules”) establishing a new comprehensive capital framework for U.S. banking organizations. The Basel III Capital Rules substantially revise the risk-based capital requirements applicable to bank holding companies and depository institutions, including Regions and Regions Bank, compared to the current U.S. risk-based capital rules (Basel I). The Basel III Capital Rules define the components of capital and address other issues affecting the numerator in banking institutions' regulatory capital ratios. The Basel III Capital Rules also address risk weights and other issues affecting the denominator in banking institutions' regulatory capital ratios and replace the existing risk-weighting approach with a more risk-sensitive approach. The Basel III Capital Rules are expected to be effective for Regions and Regions Bank on January 1, 2015 (subject to a phase-in period).

The Basel III Capital Rules officially define the Tier 1 common equity ratio (referred to in the rule as “Common Equity Tier 1” (“CET1”). When fully phased in on January 1, 2019, the minimum ratio of CET1 to risk-weighted assets will be at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% CET1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7.0% upon full implementation). Regions’ understanding of the framework is evolving and will likely change as analysis and discussions with regulators continue. Based on its current understanding, Regions estimates its CET1 ratio (non-GAAP) under Basel III at December 31, 2013 to be 10.58 percent . Similarly, Regions will be subject to the “modified” liquidity coverage ratio (“LCR”) updated by the Federal Reserve via their NPR (notice of proposed rule making) released in October 2013. Based on Regions’ current understanding and interpretation of the rules, full implementation is expected to be on a phased-in approach beginning in 2015 with full compliance to be reached in 2017. The Company anticipates being fully compliant with the LCR requirements upon finalization and implementation. However, should Regions’ cash position or investment mix change in the future, Regions’ ability to meet the liquidity coverage ratio may be impacted. The comment period on these proposed rules ended on January 31, 2014.

For more information refer to the following additional sections within this Form 10-K:

•	“Supervision and Regulation” discussion within Item 1. Business

•	Table 2 - “GAAP to Non-GAAP reconciliation”

•	Bank Regulatory Capital Requirements section of MD&A

•	Note 13 “Regulatory Capital Requirements and Restrictions” to the consolidated financial statements
Loan Portfolio and Credit
The Company grew total loans at December 31, 2013 by $614 million compared to year-end 2012. Loan growth was led by the commercial and industrial portfolio which increased $2.7 billion in 2013 and the indirect portfolio which grew $739 million in 2013. The combined growth of these two portfolios more than offset declines in commercial real estate, investor real estate, residential first mortgage and home equity loans. This was the first year the Company reported net loan growth since 2008. The economy has been and will be the primary factor which influences Regions’ loan portfolio. Beginning in 2012 and continuing in 2013, the economy began to modestly improve. The rate of economic growth improved in 2012, but over the first half of 2013 growth was impaired by increases in payroll tax rates, higher tax rates on investment income, and the implementation of the sequestration spending cuts by the federal government. Over the second half of 2013, however, the U.S. economy grew at a rate in excess of 3.0 percent and began 2014 with positive momentum. The commercial and consumer deleveraging that impacted the industry, particularly Regions, in recent years appears to be abating. The Company’s investor real estate portfolio, although down year-over-year, appears to be reaching an inflection point. The December 31, 2013 investor real estate portfolio compared to the year-end 2012 balances were down approximately $972 million, compared to a decline of $3.0 billion in 2012. The Company has experienced success and growth in its commercial and industrial loan portfolio as described above. Specialized lending areas, such as real estate corporate banking, asset based lending, healthcare and technology, have been the main contributors. This growth has helped to improve the Company’s loan mix away from its historical real estate focus. Total commercial real estate, investor real estate, residential first mortgage and home equity loans (all real estate based lending) comprised approximately 54 percent of total loans at December 31, 2013 compared to approximately 58 percent at December 31, 2012 and approximately 71 percent at December 31, 2008. Home equity and residential first mortgage loans declined $1.3 billion on an ending basis in 2013. This decrease was partially offset by growth in indirect lending and consumer credit cards. Indirect lending grew $739 million or 32 percent in 2013. Growth in indirect lending was primarily due to an increase in the number of dealer relationships. Growth in consumer credit cards was primarily due to an increase in the number of active credit card holders. Management’s expectation for 2014 loan growth is in the 3 percent to 5 percent range.
Credit quality metrics continued to improve in 2013. Total non-performing assets declined 32 percent to $1.3 billion in 2013 compared to 2012. Including troubled debt restructurings (“TDRs”) held for sale, total TDRs declined 23 percent to approximately $2.8 billion in 2013 compared to 2012. Total commercial and investor real estate criticized and classified loans declined approximately $1.5 billion or 33 percent in 2013 compared to 2012. These favorable trends contributed to a 31 percent decline in net charge-offs and a 35 percent decline in provision expense in 2013 compared to 2012. The allowance for loan losses to total loans decreased to 1.80 percent at December 31, 2013 compared to 2.59 percent at December 31, 2012. The coverage ratio of allowance for loan losses to non-performing loans was 1.24x at December 31, 2013 compared to 1.14x at December 31, 2012.
For more information, refer to the following additional sections within this Form 10-K:

•	“Allowance for Credit Losses” discussion within “Critical Accounting Policies and Estimates” in MD&A

•	“Provision for Loan Losses” discussion within the “Operating Results” section of MD&A

•	“Loans,” “Allowance for Credit Losses,” “Troubled Debt Restructurings” and “Non-performing Assets” discussions within the “Balance Sheet Analysis” section of MD&A

•	“Credit Risk” discussion within the “Risk Management” section of MD&A

•	Note 1 "Summary of Significant Accounting Policies" to the consolidated financial statements

•	Note 5 "Loans" to the consolidated financial statements

•	Note 6 “Allowance for Credit Losses” to the consolidated financial statements
Net Interest Income, Margin and Interest Rate Risk
In 2013, the net interest margin expanded to 3.20 percent from 3.11 percent in 2012, largely due to a mix shift from time deposits to lower cost deposit products, resulting in deposit costs decreasing to 15 basis points in 2013 from 30 basis points in 2012. Also, contributing to the margin expansion were the liability management actions described in the Capital Actions discussion above. Taxable-equivalent net interest income decreased $34 million to $3.3 billion in 2013, due primarily to a decline in yields earned on earning assets that was only partially offset by a decline in rates paid on interest-bearing liabilities. Despite the continued improvements in deposit costs and mix, the margin and net interest income continue to be pressured by a sustained low interest rate, low growth environment. Reductions in average securities and loans were the main contributors to the decline in average earning assets and net interest income. The Company’s securities yield declined 17 basis points driven primarily by management’s strategic decision to reduce the size of the portfolio along with reinvestment of proceeds into lower yielding securities. Loan yields declined 16 basis points primarily due to new loan originations at lower rates, partially offset by a reduction in non-accrual loans. The Company did experience modest loan growth in 2013 on an ending basis, and management is optimistic for continued modest growth in 2014. If economic conditions and interest rates prevalent at year-end 2013 remain unchanged in 2014, and the Company achieves the 3 percent to 5 percent forecasted loan growth, management believes the net interest margin will remain relatively stable. Regions’ balance sheet is in a moderately asset sensitive position and should benefit from a rise in either long-term or short-term rates. If economic conditions were to improve more rapidly, thereby resulting in a rise in interest rates, both net interest income and the resulting net interest margin would respond favorably.
For more information, refer to the following additional sections within this Form 10-K:

•	“Net Interest Income and Margin” discussion within the “Operating Results” section of MD&A

•	“Interest Rate Risk” discussion within “Risk Management” section of MD&A
Liquidity
At the end of 2013, Regions Bank had over $3.6 billion in cash on deposit with the Federal Reserve, the loan-to-deposit ratio was 81 percent and cash and cash equivalents at the parent company totaled $1.2 billion. Regions revised its liquidity policy related to minimum holding company cash requirements during the fourth quarter of 2013. The new policy requires the holding company to maintain cash sufficient to cover the greater of (1) 18 months of debt service and other cash needs or (2) a minimum cash balance of $500 million. At December 31, 2013, the Company’s borrowing capacity with the Federal Reserve Discount Window was $22.2 billion based on available collateral. Borrowing capacity with the Federal Home Loan Bank (“FHLB”) was $9.6 billion based on available collateral at the same date. Additionally, the Company has approximately $10.5 billion of unencumbered liquid securities available for pledging or repurchase agreements. The Board of Directors has also approved a bank note program which would allow Regions Bank to issue up to $5 billion in aggregate principal amount of bank notes outstanding at any one time. As of December 31, 2013, no issues have been made under this program.
See the "Regulatory Capital" section above for a full discussion of the LCR.
For more information, refer to the following additional sections within this Form 10-K:

•	“Supervision and Regulation” discussion within Item 1. Business

•	“Short-Term Borrowings” discussion within the “Balance Sheet Analysis” section of MD&A

•	“Long-Term Borrowings” discussion within the “Balance Sheet Analysis” section of MD&A

•	“Regulatory Capital Requirements” discussion in MD&A

•	“Liquidity” discussion within the “Risk Management” section of MD&A

•	Note 11 “Short-Term Borrowings” to the consolidated financial statements

•	Note 12 “Long-Term Borrowings” to the consolidated financial statements

GENERAL
The following discussion and financial information is presented to aid in understanding Regions’ financial position and results of operations. The emphasis of this discussion will be on continuing operations for the years 2013, 2012 and 2011; in addition, financial information for prior years will also be presented when appropriate. Certain amounts in prior year presentations have been reclassified to conform to the current year presentation, except as otherwise noted.

Regions’ profitability, like that of many other financial institutions, is dependent on its ability to generate revenue from net interest income and non-interest income sources. Net interest income is the difference between the interest income Regions receives on interest-earning assets, such as loans and securities, and the interest expense Regions pays on interest-bearing liabilities, principally deposits and borrowings. Regions’ net interest income is impacted by the size and mix of its balance sheet components and the interest rate spread between interest earned on its assets and interest paid on its liabilities. Non-interest income includes fees from service charges on deposit accounts, mortgage servicing and secondary marketing, investment management and trust activities, insurance activities, capital markets and other customer services which Regions provides. Results of operations are also affected by the provision for loan losses and non-interest expenses such as salaries and employee benefits, occupancy, professional fees, deposit administrative fees, other real estate owned and other operating expenses, as well as income taxes.
Economic conditions, competition, new legislation and related rules impacting regulation of the financial services industry and the monetary and fiscal policies of the Federal government significantly affect most, if not all, financial institutions, including Regions. Lending and deposit activities and fee income generation are influenced by levels of business spending and investment, consumer income, consumer spending and savings, capital market activities, and competition among financial institutions, as well as customer preferences, interest rate conditions and prevailing market rates on competing products in Regions’ market areas.
Regions’ business strategy has been and continues to be focused on providing a competitive mix of products and services, delivering quality customer service and maintaining a branch distribution network with offices in convenient locations.
Dispositions
On January 11, 2012, Regions entered into a stock purchase agreement to sell Morgan Keegan and related affiliates to Raymond James. The sale closed on April 2, 2012. Regions Investment Management, Inc. (formerly known as Morgan Asset Management, Inc.) and Regions Trust were not included in the sale. They are now included in the Wealth Management segment.
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
Business Services
The Business Services segment represents the Company’s commercial banking functions including commercial and industrial, commercial real estate and investor real estate lending. This segment also includes equipment lease financing. Business Services customers include corporate, middle market, small business and commercial real estate developers and investors. Corresponding deposit products related to these types of customers are included in this segment. In 2013, the Business Services reportable segment contributed $705 million of net income.
Consumer Services
The Consumer Services segment represents the Company’s branch network, including consumer banking products and services related to residential first mortgages, home equity lines and loans, indirect loans, consumer credit cards and other consumer loans, as well as the corresponding deposit relationships. These services are also provided through alternative channels such as the internet and telephone banking. In 2013, the Consumer Services reportable segment contributed $346 million of net income.

Wealth Management
The Wealth Management segment offers individuals, businesses, governmental institutions and non-profit entities a wide range of solutions to help protect, grow and transfer wealth. Offerings include credit related products, trust and investment management, asset management, retirement and savings solutions, estate planning and commercial insurance products. Wealth Management activities contributed $55 million of net income in 2013.
See Note 22 “Business Segment Information” to the consolidated financial statements for further information on Regions’ business segments.

Table 1—Financial Highlights

	2013	2012	2011	2010	2009
	(In millions, except per share data)
EARNINGS SUMMARY
Interest income	$3,646	$3,903	$4,252	$4,637	$5,277
Interest expense	384	603	842	1,248	1,984
Net interest income	3,262	3,300	3,410	3,389	3,293
Provision for loan losses	138	213	1,530	2,863	3,541
Net interest income (loss) after provision for loan losses	3,124	3,087	1,880	526	(248)
Non-interest income	2,019	2,100	2,143	2,489	2,765
Non-interest expense	3,556	3,526	3,862	3,859	3,785
Income (loss) from continuing operations before income taxes	1,587	1,661	161	(844)	(1,268)
Income tax expense (benefit)	452	482	(28)	(376)	(194)
Income (loss) from continuing operations	1,135	1,179	189	(468)	(1,074)
Income (loss) from discontinued operations before income taxes	(24)	(99)	(408)	(41)	66
Income tax expense (benefit)	(11)	(40)	(4)	30	23
Income (loss) from discontinued operations, net of tax	(13)	(59)	(404)	(71)	43
Net income (loss)	$1,122	$1,120	$(215)	$(539)	$(1,031)
Income (loss) from continuing operations available to common shareholders	$1,103	$1,050	$(25)	$(692)	$(1,304)
Net income (loss) available to common shareholders	$1,090	$991	$(429)	$(763)	$(1,261)
Earnings (loss) per common share from continuing operations – basic	$0.79	$0.76	$(0.02)	$(0.56)	$(1.32)
Earnings (loss) per common share from continuing operations – diluted	0.78	0.76	(0.02)	(0.56)	(1.32)
Earnings (loss) per common share – basic	0.78	0.72	(0.34)	(0.62)	(1.27)
Earnings (loss) per common share – diluted	0.77	0.71	(0.34)	(0.62)	(1.27)
Return on average tangible common stockholders’ equity (non-GAAP)(1)	10.80%	10.69%	(5.51)%	(9.29)%	(14.92)%
Return on average assets from continuing operations (GAAP)	0.94	0.86	(0.02)	(0.52)	(0.93)
BALANCE SHEET SUMMARY
At year-end—Consolidated
Loans, net of unearned income	$74,609	$73,995	$77,594	$82,864	$90,674
Allowance for loan losses	(1,341)	(1,919)	(2,745)	(3,185)	(3,114)
Assets	117,396	121,347	127,050	132,351	142,318
Deposits	92,453	95,474	95,627	94,614	98,680
Long-term debt	4,830	5,861	8,110	13,190	18,464
Stockholders’ equity	15,768	15,499	16,499	16,734	17,881
Average balances—Continuing Operations
Loans, net of unearned income	$74,924	$76,035	$80,673	$86,660	$94,523
Assets	117,805	122,182	126,719	132,720	139,468
Deposits	92,646	95,330	95,671	96,489	94,612
Long-term debt	5,206	6,694	11,240	15,489	18,501
Stockholders’ equity	15,502	15,035	15,350	15,916	16,224
SELECTED RATIOS
Allowance for loan losses as a percentage of loans, net of unearned income	1.80%	2.59%	3.54%	3.84%	3.43%
Tier 1 capital	11.68	12.00	13.28	12.40	11.54
Tier 1 common risk-based ratio (non-GAAP) (1)	11.21	10.84	8.51	7.85	7.15
Total risk-based capital	14.73	15.38	16.99	16.35	15.78
Leverage	10.03	9.65	9.91	9.30	8.90
Tangible common stockholders’ equity to tangible assets (non-GAAP) (1)	9.24	8.63	6.58	6.04	6.22
Adjusted efficiency ratio (non-GAAP) (1)	65.42	64.42	64.56	67.74	67.88

	2013	2012	2011	2010	2009
	(In millions, except per share data)
COMMON STOCK DATA
Cash dividends declared per common share	$0.10	$0.04	$0.04	$0.04	$0.13
Stockholders’ common equity per share	11.12	10.63	10.39	10.63	11.97
Tangible common book value per share (non-GAAP)(1)	7.54	7.11	6.37	6.09	7.11
Market value at year-end	9.89	7.13	4.30	7.00	5.29
Market price range: (2)
High	10.52	7.73	8.09	9.33	9.07
Low	7.13	4.21	2.82	5.12	2.35
Total trading volume	3,962	5,282	5,204	6,381	8,747
Dividend payout ratio	12.99	5.63	NM	NM	NM
Shareholders of record at year-end (actual)	63,815	67,574	73,659	76,996	81,166
Weighted-average number of common shares outstanding
Basic	1,395	1,381	1,258	1,227	989
Diluted	1,410	1,387	1,258	1,227	989
________
NM—Not meaningful

(1)	See Table 2 for GAAP to non-GAAP reconciliations.

(2)	High and low market prices are based on intraday sales prices.

NON-GAAP MEASURES
The table below presents computations of certain financial measures, which exclude certain significant items that are included in the financial results presented in accordance with GAAP. These non-GAAP financial measures include “fee income ratio”, “efficiency ratio”, “return on average tangible common stockholders’ equity”, average and end of period “tangible common stockholders’ equity”, “Tier 1 common equity”, and “Basel III Tier 1 common equity” and related ratios. Regions believes that expressing certain financial measures excluding these significant items provides a meaningful base for period-to-period comparisons, which management believes should assist investors in analyzing the operating results of the Company and predicting future performance. These non-GAAP financial measures are also used by management to assess the performance of Regions’ business because management does not consider the activities related to the adjustments to be indications of ongoing operations. Regions believes that presentation of these non-GAAP financial measures will permit investors to assess the performance of the Company on the same basis as that applied by management. Management and the Board of Directors utilize these non-GAAP financial measures as follows:

•	Preparation of Regions’ operating budgets

•	Monthly financial performance reporting

•	Monthly close-out reporting of consolidated results (management only)

•	Presentations to investors of Company performance
The adjusted efficiency ratio (non-GAAP), which is a measure of productivity, is generally calculated as non-interest expense divided by total revenue on a taxable-equivalent basis. The adjusted fee income ratio (non-GAAP) is generally calculated as non-interest income divided by total revenue. Management uses these ratios to monitor performance and believes these measures provide meaningful information to investors. Non-interest expense (GAAP) is presented excluding adjustments to arrive at adjusted non-interest expense (non-GAAP), which is the numerator for the adjusted efficiency ratio. Non-interest income (GAAP) is presented excluding adjustments to arrive at adjusted non-interest income (non-GAAP), which is the numerator for the adjusted fee income ratio. Net interest income on a taxable-equivalent basis (GAAP) and non-interest income (GAAP) are added together to arrive at total revenue (GAAP). Adjustments are made to arrive at adjusted total revenue (non-GAAP), which is the denominator for the adjusted fee income and adjusted efficiency ratios.
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

The following tables provide: 1) a reconciliation of non-interest expense from continuing operations (GAAP) to adjusted non-interest expense (non-GAAP), 2) a reconciliation of non-interest income from continuing operations (GAAP) to adjusted non-interest income (non-GAAP), 3) a computation of adjusted total revenue (non-GAAP), 4) a computation of the adjusted efficiency ratio (non-GAAP), 5) a computation of the adjusted fee income ratio (non-GAAP), 6) a reconciliation of average and ending stockholders’ equity (GAAP) to average and ending tangible common stockholders’ equity (non-GAAP) and calculations of related ratios (non-GAAP), 7) a reconciliation of stockholders’ equity (GAAP) to Tier 1 capital (regulatory) and to Tier 1 common equity (non-GAAP) and calculations of related ratios, and 8) a reconciliation of stockholders’ equity (GAAP) to Basel III Tier 1 common equity (non-GAAP) and calculation of the related ratio based on Regions’ current understanding of the Basel III requirements. The estimate at December 31, 2013 is based on the final rule released in July 2013 and the estimate at December 31, 2012 is based on the U.S. Notices of Proposed Rulemaking released in June 2012.

Table 2—GAAP to Non-GAAP Reconciliation

		Year Ended December 31
		2013	2012	2011	2010	2009
		(In millions, except per share data)
INCOME (LOSS)
Net income (loss) (GAAP)		$1,122	$1,120	$(215)	$(539)	$(1,031)
Preferred dividends and accretion (GAAP)		(32)	(129)	(214)	(224)	(230)
Net income (loss) available to common shareholders (GAAP)	A	$1,090	$991	$(429)	$(763)	$(1,261)
FEE INCOME AND EFFICIENCY RATIOS
Non-interest expense from continuing operations (GAAP)		$3,556	$3,526	$3,862	$3,859	$3,785
Significant items:
Loss on early extinguishment of debt		(61)	(11)	—	(108)	—
Goodwill impairment		—	—	(253)	—	—
FDIC special assessment		—	—	—	—	(64)
Regulatory charge(1)		(58)	—	—	(75)	—
Securities impairment, net		—	(2)	(2)	(2)	(75)
Branch consolidation and property and equipment charges		(5)	—	(75)	(8)	(53)
REIT investment early termination costs(2)		—	(42)	—	—	—
Adjusted non-interest expense (non-GAAP)	B	$3,432	$3,471	$3,532	$3,666	$3,593
Net interest income from continuing operations (GAAP)		$3,262	$3,300	$3,410	$3,389	$3,293
Taxable-equivalent adjustment		54	50	35	32	32
Net interest income from continuing operations, taxable-equivalent basis		3,316	3,350	3,445	3,421	3,325
Non-interest income from continuing operations (GAAP)		2,019	2,100	2,143	2,489	2,765
Significant items:
Securities gains, net		(26)	(48)	(112)	(394)	(69)
Visa-related gains		—	—	—	—	(80)
Leveraged lease termination gains, net		(39)	(14)	(8)	(78)	(587)
Gain on early extinguishment of debt		—	—	—	—	(61)
Loss (gain) on sale of mortgage loans		—	—	3	(26)	—
Gain on sale of other assets(3)		(24)	—	—	—	—
Adjusted non-interest income (non-GAAP)	C	1,930	2,038	2,026	1,991	1,968
Adjusted total revenue (non-GAAP)	D	$5,246	$5,388	$5,471	$5,412	$5,293
Adjusted efficiency ratio (non-GAAP)	B/D	65.42%	64.42%	64.56%	67.74%	67.88%
Adjusted fee income ratio (non-GAAP)	C/D	36.79%	37.82%	37.03%	36.79%	37.18%
RETURN ON AVERAGE TANGIBLE COMMON STOCKHOLDERS’ EQUITY
Average stockholders’ equity (GAAP)		$15,504	$15,246	$16,927	$17,444	$17,773
Less: Average intangible assets (GAAP)		5,136	5,210	5,965	6,003	6,122
Average deferred tax liability related to intangibles (GAAP)		(188)	(195)	(220)	(255)	(286)
Average preferred equity (GAAP)		464	960	3,398	3,479	3,487
Average tangible common stockholders’ equity (non-GAAP)	E	$10,092	$9,271	$7,784	$8,217	$8,450
Return on average tangible common stockholders’ equity (non-GAAP)	A/E	10.80%	10.69%	(5.51)%	(9.29)%	(14.92)%

		Year Ended December 31
		2013	2012	2011	2010	2009
		(In millions, except share data)
TANGIBLE COMMON RATIOS
Ending stockholders’ equity (GAAP)		$15,768	$15,499	$16,499	$16,734	$17,881
Less: Ending intangible assets (GAAP)		5,111	5,161	5,265	5,946	6,060
Ending deferred tax liability related to intangibles (GAAP)		(188)	(191)	(200)	(240)	(269)
Ending preferred equity (GAAP)		450	482	3,419	3,380	3,602
Ending tangible common stockholders’ equity (non-GAAP)	F	$10,395	$10,047	$8,015	$7,648	$8,488
Ending total assets (GAAP)		$117,396	$121,347	$127,050	$132,351	$142,318
Less: Ending intangible assets (GAAP)		5,111	5,161	5,265	5,946	6,060
Ending deferred tax liability related to intangibles (GAAP)		(188)	(191)	(200)	(240)	(269)
Ending tangible assets (non-GAAP)	G	$112,473	$116,377	$121,985	$126,645	$136,527
End of period shares outstanding	H	1,378	1,413	1,259	1,256	1,193
Tangible common stockholders’ equity to tangible assets (non-GAAP)	F/G	9.24%	8.63%	6.58%	6.04%	6.22%
Tangible common book value per share (non-GAAP)	F/H	$7.54	$7.11	$6.37	$6.09	$7.11
TIER 1 COMMON RISK-BASED RATIO
Stockholders’ equity (GAAP)		$15,768	$15,499	$16,499	$16,734	$17,881
Accumulated other comprehensive (income) loss		319	(65)	69	260	(130)
Non-qualifying goodwill and intangibles		(4,798)	(4,826)	(4,900)	(5,706)	(5,792)
Disallowed deferred tax assets(4)		—	(35)	(432)	(424)	(947)
Disallowed servicing assets		(31)	(33)	(35)	(27)	(25)
Qualifying non-controlling interests		—	93	92	92	91
Qualifying trust preferred securities		—	501	846	846	846
Tier 1 capital (regulatory)		11,258	11,134	12,139	11,775	11,924
Qualifying non-controlling interests		—	(93)	(92)	(92)	(91)
Qualifying trust preferred securities		—	(501)	(846)	(846)	(846)
Preferred stock		(450)	(482)	(3,419)	(3,380)	(3,602)
Tier 1 common equity (non-GAAP)	I	$10,808	$10,058	$7,782	$7,457	$7,385
Risk-weighted assets (regulatory)	J	$96,416	$92,811	$91,449	$94,966	$103,330
Tier 1 common risk-based ratio (non-GAAP)	I/J	11.21%	10.84%	8.51%	7.85%	7.15%
BASEL III TIER 1 COMMON RATIO(5)
Stockholders’ equity (GAAP)		$15,768	$15,499
Non-qualifying goodwill and intangibles(6)		(4,922)	(4,968)
Proposed Adjustments
Adjustments, including other comprehensive income related to cash flow hedges, disallowed deferred tax assets, threshold deductions and other adjustments		—	(298)
Final Rules Adjustments
Adjustments, including all components of accumulated other comprehensive income, disallowed deferred tax assets, threshold deductions and other adjustments		130	—
Preferred stock		(450)	(482)
Basel III Tier 1 common equity (non-GAAP)	K	$10,526	$9,751
Basel III risk-weighted assets (non-GAAP)(7)	L	$99,483	$109,941
Basel III Tier 1 common ratio (non-GAAP)	K/L	10.58%	8.87%

 _________

(1)
In the fourth quarter of 2013, Regions recorded a non-tax deductible charge of $58 million related to previously disclosed inquires from government authorities concerning matters from 2009. Regions is in discussions with banking supervisors to resolve their inquiries on these matters. In the second quarter of 2010, Regions recorded a $200 million charge to account for a probable, reasonably estimable loss related to a pending settlement of regulatory matters. $75 million of the regulatory charge related to continuing operations.

(2)
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

(3)	In the third quarter of 2013, Regions recorded a $24 million gain on sale of a non-core portion of a Wealth Management business.

(4)	Taxable income from the two previous tax years and one year of projected future taxable income may be applied in calculating deferred tax assets for regulatory capital purposes.

(5)	The 2013 estimate is based on the final rule released in July 2013. The 2012 estimate is based on the June 2012 U.S. Notices of Proposed Rulemaking.

(6)	Under Basel III, regulatory capital must be reduced by purchased credit card relationship intangible assets. These assets are partially allowed in Basel I capital.

(7)
Regions continues to develop systems and internal controls to precisely calculate risk-weighted assets as required by Basel III. The amount included above is a reasonable approximation, based on our understanding of the requirements.

CRITICAL ACCOUNTING ESTIMATES AND RELATED POLICIES
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
Allowance for Credit Losses
The allowance for credit losses (“allowance”) consists of two components: the allowance for loan and lease losses and the reserve for unfunded credit commitments. The allowance represents management’s estimate of probable credit losses inherent in the loan and credit commitment portfolios as of period end.
The allowance is sensitive to a variety of internal factors, such as modifications in the mix and level of loan balances outstanding, portfolio performance and assigned risk ratings, as well as external factors, such as the general health of the economy, as evidenced by changes in real estate demand and values, interest rates, unemployment rates, bankruptcy filings, fluctuations in the gross domestic product ("GDP"), and the effects of weather and natural disasters such as droughts and hurricanes. Management considers these variables and all available information when establishing the final level of the allowance. These variables and others have the ability to result in actual loan losses that differ from the originally estimated amounts.
Management’s estimate of the allowance for the commercial and investor real estate portfolio segments could be affected by estimates of losses inherent in various product types as a result of fluctuations in the general economy, developments within a particular industry, or changes in an individual’s credit due to factors particular to that credit, such as competition, management or business performance. For non-accrual commercial and investor real estate loans equal to or greater than $2.5 million, the allowance for loan losses is based on note-level evaluation considering the facts and circumstances specific to each borrower. For all other commercial and investor real estate loans, the allowance for loan losses is based on statistical models using a probability of default (“PD”) and a loss given default (“LGD”). Historical default information for similar loans is used as an input for the statistical model. A 5 percent increase in the PD for non-defaulted accounts and a 5 percent increase in the LGD for all accounts would result in an increase to estimated losses of approximately $69 million.
For residential real estate mortgages, home equity lending and other consumer-related loans, individual products are reviewed on a group basis or in loan pools (e.g., residential real estate mortgage pools). Losses can be affected by such factors as collateral value, loss severity, the economy and other uncontrollable factors. A 5 percent increase or decrease in the estimated loss rates on these loans would change estimated inherent losses by approximately $18 million.
The pro forma inherent loss analysis presented above demonstrates the sensitivity of the allowance to key assumptions. This sensitivity analysis does not reflect an expected outcome. A full discussion of these assumptions and other factors is included in the “Allowance for Credit Losses” section within the discussion of “Credit Risk”, found in a later section of this report, Note 1 “Summary of Significant Accounting Policies”, and Note 6 “Allowance for Credit Losses” to the consolidated financial statements.

Fair Value Measurements
A portion of the Company’s assets and liabilities is carried at fair value, with changes in fair value recorded either in earnings or accumulated other comprehensive income (loss). These include trading account securities, securities available for sale, mortgage loans held for sale, mortgage servicing rights and derivative assets and liabilities. From time to time, the estimation of fair value also affects other loans held for sale, which are recorded at the lower of cost or fair value. Fair value determination is also relevant for certain other assets such as foreclosed property and other real estate, which are recorded at the lower of the recorded investment in the loan/property or fair value, less estimated costs to sell the property. For example, the fair value of other real estate is determined based on recent appraisals by third parties and other market information, less estimated selling costs. Adjustments to the appraised value are made if management becomes aware of changes in the fair value of specific properties or property types. The determination of fair value also impacts certain other assets that are periodically evaluated for impairment using fair value estimates, including goodwill and other identifiable intangible assets.
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
Intangible Assets
Regions’ intangible assets consist primarily of the excess of cost over the fair value of net assets of acquired businesses (“goodwill”) and other identifiable intangible assets (primarily core deposit intangibles and purchased credit card relationships). Goodwill totaled $4.8 billion at both December 31, 2013 and 2012 and is allocated to each of Regions’ reportable segments (each a reporting unit: Business Services, Consumer Services, and Wealth Management). Refer to Note 22 “Business Segment Information” for discussion on Regions reorganization of its management reporting structure during the third quarter of 2012 and, accordingly, its segment reporting structure and goodwill reporting units. In connection with the reorganization, management reallocated goodwill to the new reporting units using a relative fair value approach. Goodwill is tested for impairment on an annual basis as of October 1 or more often if events and circumstances indicate impairment may exist (refer to Note 1 “Summary of Significant Accounting Policies” to the consolidated financial statements for further discussion).
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
In estimating future cash flows, a balance sheet as of the test date and statements of operations for the last twelve months of activity for each reporting unit is compiled. From that point, future balance sheets and statements of operations are projected based on the inputs. Cash flows are based on expected future capitalization requirements due to balance sheet growth and anticipated changes in regulatory capital requirements. The baseline cash flows utilized in all models correspond to the most recent internal forecasts and/or budgets. These internal forecasts range from 1 to 3 years and are based on inputs developed in the Company’s internal strategic and capital planning processes.
Regions uses the guideline public company method and the guideline transaction method as its market approaches. The public company method applies a value multiplier derived from each reporting unit’s peer group to a financial metric and an implied control premium to the respective reporting units. The control premium is evaluated and compared to similar financial services transactions considering the absolute and relative potential revenue synergies and cost savings. The guideline transaction method applies a value multiplier to a financial metric of the reporting unit based on comparable observed purchase transactions in the financial services industry for the reporting unit (where available).
Refer to Note 9 “Intangible Assets” for further discussion of these approaches and related assumptions. The fair values of assets and liabilities in Step Two, if applicable, are determined using an exit price concept. Refer to the discussion of fair value in Note 1 “Summary of Significant Accounting Policies” to the consolidated financial statements for discussions of the exit price concept and the determination of fair values of financial assets and liabilities.
The results of the calculations for the fourth quarter of 2013 indicated that the estimated fair values of the Business Services, Consumer Services and Wealth Management reporting units were $8.7 billion, $5.4 billion and $1.5 billion, respectively, which were greater than their carrying amounts of $8.6 billion, $5.2 billion and $1.3 billion, respectively. Therefore, the goodwill of each reporting unit was considered not impaired as of the testing date, and Step Two of the goodwill impairment test was not required.
The table below summarizes the discount rate used in the goodwill impairment test of each reporting unit for the fourth, third, second, and first quarters of 2013 and the fourth quarter of 2012:

Discount Rates

	Business Services	Consumer Services	Wealth Management
Discount Rate:
Fourth quarter 2013	12%	12%	12%
Third quarter 2013	12%	12%	12%
Second quarter 2013	13%	12%	12%
First quarter 2013	14%	13%	13%
Fourth quarter 2012	14%	13%	13%
Specific factors as of the date of filing the financial statements that could negatively impact the assumptions used in assessing goodwill for impairment include: a protracted decline in the Company’s market capitalization; disparities in the level of fair value changes in net assets (especially loans) compared to equity; increases in book values of equity of a reporting unit in excess of the increase in fair value of equity; adverse business trends resulting from litigation and/or regulatory actions; higher loan losses; lengthened forecasts of high unemployment levels; future increased minimum regulatory capital requirements above current thresholds (refer to Note 13 “Regulatory Capital Requirements and Restrictions” to the consolidated financial statements for a discussion of current minimum regulatory requirements); future federal rules and regulations (e.g., such as those resulting from the Dodd-Frank Act); and/or a protraction in the current low level of interest rates significantly beyond 2014.
For sensitivity analysis, a discount rate of 13 percent (an increase of one percentage point) for the Business Services, Consumer Services, and Wealth Management reporting units would result in estimated fair values of equity of $8.0 billion, $4.9 billion, and

$1.3 billion, respectively. Wealth Management's estimated fair value of equity would exceed its carrying value and would not require Step Two procedures. Business Services' resulting fair value of equity would be $600 million less than its carrying value and likewise, Consumer Services' resulting fair value of equity would be $300 million less than its carrying value, which would require Step Two procedures for both reporting units. As part of the sensitivity analysis, Regions performed hypothetical Step Two procedures. In Step Two, the fair value of the reporting unit's assets, both tangible and intangible, and liabilities are determined using estimates of the amounts at which the assets (or liabilities) can be bought (or incurred) or sold (settled) in a taxable transaction between willing participants. The effects of the Step Two adjustments for Business Services and Consumer Services, which would have been primarily write-downs of assets to fair value, would have exceeded any reductions in the value of equity determined in Step One; accordingly the resulting implied goodwill would have exceeded the carrying amount of goodwill by approximately 72 percent for Business Services and by approximately 104 percent for Consumer Services, with no resulting impairment to either reporting unit.

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
Other material identifiable intangible assets, primarily core deposit intangibles and purchased credit card relationships, are reviewed at least annually (usually in the fourth quarter) for events or circumstances which could impact the recoverability of the intangible asset. These events could include loss of core deposits, significant losses of credit card accounts and/or balances, increased competition or adverse changes in the economy. To the extent an other identifiable intangible asset is deemed unrecoverable, an impairment loss would be recorded to reduce the carrying amount. These events or circumstances, if they occur, could be material to Regions’ operating results for any particular reporting period but the potential impact cannot be reasonably estimated.
Mortgage Servicing Rights
Regions estimates the fair value of its mortgage servicing rights in order to record them at fair value on the balance sheet. Although sales of mortgage servicing rights do occur, mortgage servicing rights do not trade in an active market with readily observable market prices and the exact terms and conditions of sales may not be readily available, and are therefore Level 3 valuations in the fair value hierarchy previously discussed in the “Fair Value Measurements” section. Specific characteristics of the underlying loans greatly impact the estimated value of the related mortgage servicing rights. As a result, Regions stratifies its mortgage servicing portfolio on the basis of certain risk characteristics, including loan type and contractual note rate, and values its mortgage servicing rights using discounted cash flow modeling techniques. These techniques require management to make estimates regarding future net servicing cash flows, taking into consideration historical and forecasted mortgage loan prepayment rates, discount rates, escrow balances and servicing costs. Changes in interest rates, prepayment speeds or other factors impact the fair value of mortgage servicing rights which impacts earnings. The carrying value of mortgage servicing rights was $297 million at December 31, 2013. Based on a hypothetical sensitivity analysis, Regions estimates that a reduction in primary mortgage market rates of 25 basis points and 50 basis points would reduce the December 31, 2013 fair value of mortgage servicing rights by approximately 4 percent ($12 million) and 9 percent ($26 million), respectively. Conversely, 25 basis point and 50 basis point increases in these rates would increase the December 31, 2013 fair value of mortgage servicing rights by approximately 4 percent ($11 million) and 7 percent ($20 million), respectively. Regions also estimates that an increase in servicing costs of approximately $10 per loan, or 18 percent, would result in a decline in the value of the mortgage servicing rights by approximately $10 million or 4 basis points.

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
The Company’s estimate of accrued income taxes, deferred income taxes and income tax expense can also change in any period as a result of new legislative or judicial guidance impacting tax positions, as well as changes in income tax rates. Any changes, if they occur, can be significant to the Company’s consolidated financial position, results of operations or cash flows.

OPERATING RESULTS
GENERAL
For 2013, Regions reported net income available to common shareholders of $1.1 billion, or $0.77 per diluted common share. In January 2012, Regions entered into an agreement to sell Morgan Keegan to Raymond James Financial, Inc. The results of the entities sold are presented as discontinued operations. Refer to Note 3 “Discontinued Operations” of the consolidated financial statements for additional information. Regions reported net income from continuing operations available to common shareholders of $1.1 billion, or $0.78 per diluted common share in 2013. Regions’ net loss from discontinued operations in 2013 was $13 million, or $(0.01) per diluted common share.
Regions’ 2013 results from continuing operations reflected a decline in its provision for loan losses resulting from continued improving credit metrics. Regions also experienced lower net interest income as a result of a decline in interest-earning asset levels combined with lower earning asset yields, as well as, lower non-interest income and slightly higher non-interest expenses.

NET INTEREST INCOME AND MARGIN
Net interest income (interest income less interest expense) is Regions’ principal source of income and is one of the most important elements of Regions’ ability to meet its overall performance goals. Net interest income on a taxable-equivalent basis decreased approximately $34 million, or 1 percent in 2013 from 2012, driven primarily by a decline in yields earned on earning assets that was only partially offset by a decline in rates paid on interest-bearing liabilities. The net interest margin increased to 3.20 percent in 2013 from 3.11 percent in 2012, reflecting a favorable mix shift in deposits out of higher-cost time deposits into lower-cost checking, savings and money market accounts, as well as improvements in the cost of non-deposit borrowings resulting primarily from the execution of liability management actions.
Comparing 2013 to 2012, average interest-earning asset yields were lower, decreasing 10 basis points. However, interest-bearing liability rates were also lower, declining by 27 basis points, more than offsetting the drop in interest-earning asset yields. As a result, the net interest rate spread increased 17 basis points to 3.03 percent in 2013 compared to 2.86 percent in 2012.
Monetary policy action pursued by the Federal Reserve, as well as a modest pace of economic recovery resulted in continued low levels of both long and short-term interest rates in 2013, both of which have influence on net interest margin and net interest income. Long-term rates are generally represented by the yield on the benchmark 10-year U.S. Treasury note, which slowly increased in 2013 from 1.78 percent at the beginning of the year, dropped to a low of 1.66 percent in May 2013 and then increased to a high of 3.04 percent at year-end. The average yield on the benchmark 10-year U.S. Treasury note was 2.35 percent in 2013. While being somewhat volatile during the year, long-term rates remained at historically low levels, which affected interest-earning asset yields through their impact on the behavior and pricing of both variable-rate and fixed-rate loans and securities. One way in which long-term interest rates affect asset yields is through their influence on prepayment activity. Low levels of long-term interest rates precipitate higher levels of prepayments, particularly within fixed-rate loan and securities portfolios, which has resulted in the replacement of these assets at lower rates of interest. Additionally, government programs such as the Home Affordable Refinance Program ("HARP") have influenced levels of prepayments among loans and securities in a similar fashion. The taxable investment securities portfolio, which contains significant residential fixed-rate exposure, decreased in yield from 2.55 percent in 2012 to 2.38 percent in 2013. The Company's loan pricing is also influenced by short-term rates such as the 30-day London Interbank Offering Rate ("LIBOR"), which on average was 19 basis points in 2013, compared to 24 basis points in 2012, and therefore had minimal impact on changes in the net interest margin as compared to 2012.

The negative impact of low, long-term interest rates on the net interest margin was more than offset by improvements in liability costs. While the rates that most directly influence deposits costs (such as the Federal Reserve’s Rate of Interest on Excess Reserves and the Prime rate) both remained low and unchanged from the previous year-end level (at 0.25 percent and 3.25 percent, respectively), deposit costs were able to improve considerably, from 30 basis points in 2012 to 15 basis points in 2013. The improvement was due both to absolute improvements in cost of most deposit categories, but also to improvements in the mix of deposits from higher-cost time deposits to lower-cost checking and savings categories. For example, average time deposits declined from $16.5 billion, or 17.3 percent of total average deposits, in 2012 to $11.1 billion, or 12.0 percent of total average deposits in 2013. Meanwhile, average non-interest bearing customer deposits increased from $29.4 billion in 2012 to $29.6 billion in 2013. Net interest margin was also supported by a favorable shift of funding to customer deposits from more costly long-term borrowings. Average long-term borrowings declined to $5.2 billion in 2013 as compared to $6.7 billion in 2012, primarily due to the successful execution of liability management actions. See the "Long-Term Borrowings" section in Management's Discussion and Analysis and Note 12 to these consolidated financial statements for additional information related to these actions.

Table 3 “Consolidated Average Daily Balances and Yield/Rate Analysis for Continuing Operations” presents a detail of net interest income (on a taxable-equivalent basis), the net interest margin, and the net interest spread.

Table 3—Consolidated Average Daily Balances and Yield/Rate Analysis for Continuing Operations

	Year Ended December 31
	2013			2012			2011
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(Dollars in millions; yields on taxable-equivalent basis)
Assets
Interest-earning assets:
Federal funds sold and securities purchased under agreements to resell	$—	$—	—%	$—	$—	—%	$4	$—	—%
Trading account securities	114	3	2.24	134	3	2.24	166	4	2.41
Securities:
Taxable	25,349	603	2.38	26,667	681	2.55	24,586	758	3.08
Tax-exempt	6	—	—	17	—	—	31	—	—
Loans held for sale	864	29	3.41	1,150	33	2.87	1,131	35	3.09
Loans, net of unearned income(1)(2)	74,924	3,059	4.08	76,035	3,227	4.24	80,673	3,477	4.31
Other interest-earning assets	2,428	6	0.25	3,792	9	0.24	5,623	13	0.23
Total interest-earning assets	103,685	3,700	3.57	107,795	3,953	3.67	112,214	4,287	3.82
Allowance for loan losses	(1,680)			(2,376)			(3,114)
Cash and due from banks	1,775			1,836			1,988
Other non-earning assets	14,025			14,927			15,631
	$117,805			$122,182			$126,719
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Savings accounts	$6,051	6	0.09	$5,589	4	0.07	$5,062	5	0.10
Interest-bearing transaction accounts	19,873	19	0.10	19,419	23	0.12	15,613	27	0.17
Money market accounts	25,943	35	0.13	24,471	43	0.18	25,661	73	0.28
Time deposits	11,148	75	0.67	16,487	214	1.30	21,646	367	1.70
Total interest-bearing deposits(3)	63,015	135	0.21	65,966	284	0.43	67,982	472	0.69
Federal funds purchased and securities sold under agreements to repurchase	2,020	2	0.08	1,852	2	0.11	1,801	(1)	(0.06)
Other short-term borrowings	219	—	0.19	251	—	—	186	—	—
Long-term borrowings	5,206	247	4.75	6,694	317	4.74	11,240	371	3.30
Total interest-bearing liabilities	70,460	384	0.54	74,763	603	0.81	81,209	842	1.04
Non-interest-bearing deposits(3)	29,631	—	—	29,364	—	—	27,689	—	—
Total funding sources	100,091	384	0.38	104,127	603	0.58	108,898	842	0.77
Net interest spread			3.03			2.86			2.78
Other liabilities	2,212			3,020			2,471
Stockholders’ equity	15,502			15,035			15,350
	$117,805			$122,182			$126,719
Net interest income/margin on a taxable-equivalent basis from continuing operations(4)(5)		$3,316	3.20%		$3,350	3.11%		$3,445	3.07%

_______

(1)	Loans, net of unearned income include non-accrual loans for all periods presented.

(2)	Interest income includes net loan fees of $75 million, $65 million and $50 million for the years ended December 31, 2013, 2012 and 2011, respectively.

(3)
Total deposit costs may be calculated by dividing total interest expense on deposits by the sum of interest-bearing deposits and non-interest-bearing deposits. The rates for total deposit costs equal 0.15%, 0.30% and 0.49% for the years ended December 31, 2013, 2012 and 2011 respectively.

(4)	The computation of taxable-equivalent net interest income is based on the statutory federal income tax rate of 35%, adjusted for applicable state income taxes net of the related federal tax benefit.

(5)
The table above does not include average interest-earning assets, average interest-bearing liabilities, interest income, or interest expense for discontinued operations (see Note 3 to the consolidated financial statements). If these assets, liabilities, and net interest income were included in the calculation, the consolidated net interest income and margin on a taxable equivalent basis would have been $3,356 million and 3.10% and $3,476 million and 3.05% for the years ended December 31, 2012 and 2011, respectively.

Table 4—Volume and Yield/Rate Variances from Continuing Operations

	2013 Compared to 2012			2012 Compared to 2011
	Change Due to			Change Due to
	Volume	Yield/ Rate	Net	Volume	Yield/ Rate	Net
	(Taxable-equivalent basis—in millions)
Interest income on:
Trading account securities	$—	$—	$—	$(1)	$—	$(1)
Securities-taxable	(33)	(45)	(78)	61	(138)	(77)
Loans held for sale	(9)	5	(4)	1	(3)	(2)
Loans, including fees	(47)	(121)	(168)	(198)	(52)	(250)
Other interest-earning assets	(3)	—	(3)	(4)	—	(4)
Total interest-earning assets	(92)	(161)	(253)	(141)	(193)	(334)
Interest expense on:
Savings	—	2	2	—	(1)	(1)
Interest-bearing transaction	1	(5)	(4)	6	(10)	(4)
Money market	2	(10)	(8)	(3)	(27)	(30)
Time deposits	(56)	(83)	(139)	(77)	(76)	(153)
Total interest-bearing deposits	(53)	(96)	(149)	(74)	(114)	(188)
Federal funds purchased and securities sold under agreements to repurchase	—	—	—	—	3	3
Long-term borrowings	(70)	—	(70)	(181)	127	(54)
Total interest-bearing liabilities	(123)	(96)	(219)	(255)	16	(239)
Increase (decrease) in net interest income	$31	$(65)	$(34)	$114	$(209)	$(95)
______
Notes:

•
The change in interest not due solely to volume or yield/rate has been allocated to the volume column and yield/rate column in proportion to the relationship of the absolute dollar amounts of the change in each.

•	The computation of taxable-equivalent net interest income is based on the statutory federal income tax rate of 35%, adjusted for applicable state income taxes net of the related federal tax benefit.

•	The table above does not include average assets, average liabilities, interest income or interest expense for discontinued operations (see Note 3 to the consolidated financial statements).
The mix of interest-earning assets can also affect the interest rate spread. Regions’ primary types of interest-earning assets are loans and investment securities. Certain types of interest-earning assets have historically generated larger spreads; for example, loans typically generate larger spreads than other assets, such as securities, Federal funds sold or securities purchased under agreements to resell. The spread on loans remained depressed in 2013 due to the low interest rate environment and an elevated level of loans on non-accrual status. Average interest-earning assets at December 31, 2013 totaled $103.7 billion, a decrease of $4.1 billion as compared to the prior year.

Average loans as a percentage of average interest-earning assets were 72 percent in 2013 and 71 percent in 2012. The remaining categories of interest-earning assets are shown in Table 3 “Consolidated Average Daily Balances and Yield/Rate Analysis for Continuing Operations”. The proportion of average interest-earning assets to average total assets, which was 88 percent in both 2013 and 2012, measures the effectiveness of management’s efforts to invest available funds into the most profitable interest-earning vehicles. This measure was consistent with the prior year as the overwhelming majority of the decline in total assets in 2013 was in interest-earning assets. Funding for Regions’ interest-earning assets comes from interest-bearing and non-interest-bearing sources. Another significant factor affecting the net interest margin is the percentage of interest-earning assets funded by interest-bearing liabilities. The percentage of average interest-earning assets funded by average interest-bearing liabilities was 68 percent in 2013 and 69 percent in 2012.
Table 4 “Volume and Yield/Rate Variances from Continuing Operations” provides additional information with which to analyze the changes in net interest income.

PROVISION FOR LOAN LOSSES
The provision for loan losses is used to maintain the allowance for loan losses at a level that in management’s judgment is appropriate to absorb probable losses inherent in the portfolio at the balance sheet date. During 2013, the provision for loan losses totaled $138 million and net charge-offs were $716 million. This compares to a provision for loan losses of $213 million and net charge-offs of $1.0 billion in 2012. Net charge-offs were lower across most major loan categories when comparing 2013 to the prior year, except for residential first mortgage loans which included $151 million of charge-offs related to the transfer of primarily accruing restructured residential mortgages to held for sale status near the end of 2013. Approximately $76 million of these mortgage related charge-offs were previously provided for in the allowance for loan and lease losses. See the "Loans Held For Sale" section for more information. Net charge-offs exceeded provision for loan losses for 2013 primarily due to the continued improving credit metrics, including lower levels of non-accrual loans and criticized and classified loans, as well as problem loan resolutions, and a continuing mix shift in loans out of higher risk investor real estate and into less risky commercial and industrial loans.
For further discussion and analysis of the total allowance for credit losses, see the “Risk Management” section found later in this report. See also Note 6 “Allowance for Credit Losses” to the consolidated financial statements.

NON-INTEREST INCOME
Non-interest income from continuing operations represents fees and income derived from sources other than interest-earning assets. Table 5 “Non-Interest Income from Continuing Operations” provides a detail of the components of non-interest income from continuing operations. Non-interest income decreased $81 million to $2.0 billion in 2013 compared to 2012. The decrease is primarily due to a decrease in mortgage income, offset by gain on sale of other assets and leveraged lease termination gains.

Table 5—Non-Interest Income from Continuing Operations

	Year Ended December 31
	2013	2012	2011
	(In millions)
Service charges on deposit accounts	$978	$985	$1,168
Mortgage income	236	363	220
Investment management and trust fee income	196	195	199
Insurance commissions and fees	114	109	106
Capital markets fee income and other	87	83	36
Bank-owned life insurance	82	81	83
Credit card/bank card income	75	85	65
Commercial credit fee income	65	68	80
Leveraged lease termination gains, net	39	14	8
Investment services fee income	34	27	28
Securities gains, net	26	48	112
Gain on sale of other assets	24	—	—
Net loss from affordable housing	(49)	(49)	(69)
Other miscellaneous income	112	91	107
	$2,019	$2,100	$2,143

Service Charges on Deposit Accounts
Service charges on deposit accounts include non-sufficient fund fees, debit and interchange income, ATM fees and other service charges. Income from service charges on deposit accounts decreased $7 million or 1 percent in 2013 and totaled $978 million and $985 million in 2013 and 2012, respectively. The overall decline in 2013 compared to 2012 was primarily driven by policy changes negatively impacting non-sufficient fund fees as well as customer behavior changes and sensitivities to paying fees. These factors were partially offset by income from higher debit transactions resulting from account growth and continued migration from paper to electronic transactions.
Mortgage Income
Mortgage income is generated through the origination and servicing of mortgage loans for long-term investors and sales of mortgage loans in the secondary market. Mortgage income decreased $127 million or 35 percent to $236 million in 2013. The decrease was driven by lower mortgage production and the Company's decision to begin retaining 10 and 15-year residential first mortgage originations on its balance sheet beginning in the fourth quarter of 2012 as opposed to selling these originations in the secondary market. Mortgage loan production of $6.6 billion fell 18 percent from 2012 levels as consumer demand for mortgage loans slowed due to rising interest rates. An increase in the cost of hedging mortgage servicing rights also contributed to the decline in mortgage income.

At December 31, 2013, $28.5 billion of the mortgage servicing portfolio was serviced for third parties. At December 31, 2012, $26.2 billion of Regions’ servicing portfolio was serviced for third parties.

Credit Card/Bank Card Income
Credit card/bank card income decreased $10 million or 12 percent in 2013 as compared to 2012. Credit card income is derived from activity related to the Regions-branded credit card portfolio purchased from FIA Card Services in the second quarter of 2011 and subsequent originations. Bank card income relates to commercial purchasing cards. In the third quarter of 2012, the Company began recording credit card relationship reward costs as a reduction of credit card revenue, which resulted in the decrease period over period.
Leveraged Lease Termination Gains, Net
Regions terminated certain leveraged leases in 2013 and 2012 resulting in net gains of $39 million and $14 million, respectively. These termination gains were largely offset by increases in income tax expense.

Securities Gains, Net
Regions reported net gains of $26 million from the sale of securities available for sale in 2013, as compared to net gains of $48 million in 2012. Lower security gains during 2013 were due to lower volumes of securities sales resulting from the Company’s asset/liability management process. Refer to the “Securities” section in the “Balance Sheet Analysis” for further discussion.

Gain on Sale of Other Assets
During the third quarter of 2013, the Company divested a non-core portion of a Wealth Management business which resulted in a pre-tax gain of $24 million.

Other Miscellaneous Income
Other miscellaneous income increased $21 million for 2013 as compared to 2012. This item includes fees from safe deposit boxes, check fees and income from assets held for employee benefit purposes.

NON-INTEREST EXPENSE
The following section contains a discussion of non-interest expense from continuing operations. The largest components of non-interest expense are salaries and employee benefits, net occupancy expense and furniture and equipment expense. Non-interest expense in 2013 increased $30 million from 2012. Non-interest expense in 2013 included a $58 million regulatory charge and $5 million of branch consolidation and property and equipment charges. Non-interest expense in 2012 included $42 million in REIT investment early termination costs. The increase in non-interest expense in 2013 included increases of $55 million in salaries and benefits, $50 million in loss on early extinguishment of debt and $24 million in outside services. These increases were offset by decreases of $55 million in amortization of core deposit intangible, $37 million in deposit administrative fees, and $36 million in other real estate owned expense. Table 6 “Non-Interest Expense from Continuing Operations” presents total non-interest expense for the years ended December 31:

Table 6—Non-Interest Expense from Continuing Operations

	2013	2012	2011
	(In millions)
Salaries and employee benefits	$1,818	$1,763	$1,604
Net occupancy expense	365	382	388
Furniture and equipment expense	280	261	275
Professional and legal expenses	132	114	175
Deposit administrative fee	125	162	217
Outside services	106	82	62
Marketing	98	87	62
Loss on early extinguishment of debt	61	11	—
Regulatory charge	58	—	—
Credit/checkcard expenses	41	64	50
Amortization of core deposit intangible	28	83	95
Other real estate owned expense	16	52	162
Branch consolidation and property and equipment charges	5	—	75
REIT investment early termination costs	—	42	—
Goodwill impairment expense	—	—	253
Provision (credit) for unfunded credit losses	(5)	5	7
(Gain)/loss on loans held for sale, net	(30)	(61)	1
Other miscellaneous expenses	458	479	436
	$3,556	$3,526	$3,862

Salaries and Employee Benefits
Salaries and employee benefits increased $55 million or 3 percent during 2013 as compared to 2012. The increase is primarily due to additional staffing in income producing areas, compliance and risk management during 2013 as well as incentive increases and annual merit increases, partially offset by decreased pension costs. Headcount increased from 23,427 at December 31, 2012 to 24,255 at December 31, 2013.

Net Occupancy Expense
Net occupancy expense includes rent, depreciation and amortization, utilities, maintenance, insurance, taxes, and other expenses of premises occupied by Regions and its affiliates. Net occupancy expense decreased $17 million or 4 percent in 2013, primarily due to lease downsizing efforts and favorable negotiation of vendor service contracts.

Furniture and Equipment Expense
Furniture and equipment expense increased by $19 million or 7 percent in 2013 primarily driven by higher depreciation due to system upgrades implemented during 2013.

Professional and Legal Expenses
Professional and legal expenses increased $18 million or 16 percent during 2013 as compared to 2012. The increase was primarily due to increased legal matters and related fees, as well as increased consulting charges attributable to regulatory and compliance projects.

Deposit Administrative Fee
Deposit administrative fees decreased $37 million or 23 percent during 2013 when compared to 2012. The decrease is related to lower asset balances, improved performance metrics and a reduction in higher risk loans, all of which impact the fee calculation.

Outside Services
Outside services increased $24 million or 29 percent during 2013 when compared to 2012. The increase was primarily due to expenses incurred related to assuming the servicing of the credit card portfolio during the third quarter of 2012, as well as fees related to an increase in the routine purchases of indirect loans from a third party.

Loss on Early Extinguishment of Debt
During 2013, the Company incurred $61 million in losses related to the early extinguishment of certain other long-term debt, the tender or redemption of certain senior debt securities and preferred stock, as well as the redemption of selected trust preferred securities. Approximately $29 million of the $61 million in losses are non-deductible for income tax purposes. The Company recognized an $11 million loss in 2012 related to the early redemption of trust preferred securities.

Regulatory Charge
Regions recorded a non-tax deductible charge of $58 million during the fourth quarter of 2013 related to previously disclosed inquiries from government authorities concerning matters from 2009. The Company is in discussions with banking supervisors to resolve their inquiries on these matters.

Credit/Checkcard Expenses
Credit/checkcard expenses decreased $23 million or 36 percent in 2013 when compared to 2012. In the third quarter of 2012, the Company began recording credit card relationship reward costs as a reduction of credit card revenue.

Amortization of Core Deposit Intangible
Amortization of core deposit intangible decreased $55 million or 66 percent for 2013 when compared to 2012. Regions' annual 2012 impairment test reflected an increase in the estimated life of Regions' core deposit intangibles, which resulted in a decrease in amortization beginning in 2013.

Other Real Estate Owned Expense
Other real estate owned (“OREO”) expense includes the cost of adjusting foreclosed properties to estimated fair value after these assets have been classified as OREO, net gains and losses on sales of properties, and other costs to maintain the property such as property taxes, security, and grounds maintenance. OREO expense decreased $36 million or 69 percent during 2013 as compared to 2012. The decline in expense was due to lower OREO balances and stabilizing real estate values. See the "Foreclosed Properties" section for additional information.

Branch Consolidation and Property and Equipment Charges
Non-interest expense in 2013 included $5 million of branch consolidation charges related to lower of cost or market adjustments on owned branch property. The charges were driven by Regions' decision to consolidate 30 branches.

REIT Investment Early Termination Costs
On November 30, 2012, Regions entered into an agreement with a third party investor in Regions Asset Management Company, Inc., a real estate investment trust, pursuant to which the investment was fully redeemed. As a result, Regions incurred early termination costs of approximately $42 million.

(Gain)/Loss on Loans Held for Sale, Net
The Company recorded $31 million less in gains on loans held for sale for 2013 when compared to 2012. The decreased gains were due to lower balances of non-performing loans held for sale. See Table 20 "Non-Performing Loans Held For Sale" for an analysis.

Other Miscellaneous Expenses
Other miscellaneous expenses decreased $21 million for 2013 as compared to 2012. This item includes expenses for communications, postage, supplies and business development services.

INCOME TAXES
The Company’s income tax expense from continuing operations for 2013 was $452 million compared to an income tax expense of $482 million for the same period in 2012, resulting in effective tax rates of 28.5 percent and 29.0 percent, respectively.
The Company’s effective tax rate is affected by recurring items such as affordable housing tax credits, bank-owned life insurance and tax-exempt income, which are expected to be generally consistent in the near term. The effective tax rate is also affected by items that may occur in any given period but are not consistent from period to period, such as the termination of certain leveraged leases. Accordingly, future period effective tax rates may not be comparable to the current period.
At December 31, 2013, the Company reported a net deferred tax asset of $612 million, compared to $763 million at December 31, 2012. The decrease in the net deferred tax asset was primarily due to the continued reduction in the allowance for loan losses, the utilization of tax credit carryforwards and an increase in the deferred tax liability associated with lease financing, which were partially offset by an increase in the deferred tax asset for the unrealized losses on securities available for sale.
The Company continually assesses the realizability of its deferred tax assets based on an evaluative process that considers all available positive and negative evidence. As part of this evaluative process, the Company considers the following sources of taxable income: 1) the future reversals of taxable temporary differences; 2) future taxable income exclusive of reversing temporary differences and carryforwards; 3) taxable income in prior carryback years; and 4) tax-planning strategies. In making a conclusion, the Company has evaluated all available positive and negative evidence impacting these sources of taxable income. The primary sources of evidence impacting the Company's judgment regarding the realization of its deferred tax assets are summarized below.

•
History of earnings—In 2013, the Company has continued its positive earnings trend with positive earnings in 2013, 2012 and 2011 (excluding the impact of goodwill impairment in 2011), and is no longer in a three year cumulative loss position. The Company has utilized all federal net operating losses and in 2013, continued utilization of federal tax credit carryforwards. There is no history of significant tax carryforwards expiring unused.

•
Reversals of taxable temporary differences—The Company anticipates that future reversals of taxable temporary differences, including the accretion of taxable temporary differences related to leveraged leases acquired in a prior business combination, can absorb up to approximately $752 million of deferred tax assets.

•
Creation of future taxable income—The Company has projected future taxable income that will be sufficient to absorb the remaining deferred tax assets after the reversal of future taxable temporary differences.

•	Ability to implement tax-planning strategies—The Company has the ability to implement tax planning strategies such as asset sales to maximize the realization of deferred tax assets.
Based on this evaluative process, the Company has established a valuation allowance in the amount of $36 million at December 31, 2013 and $70 million at December 31, 2012 because the Company believes that a portion of the state net operating loss carryforwards and state tax credit carryforwards will not be utilized. The decrease of $34 million is principally due to the Company’s determination that certain state net operating loss carryforwards are more likely than not to be realized.

The Company has determined there will not be a material impact on consolidated results of operations, cash flows or financial position resulting from the final regulations issued by the Internal Revenue Service regarding the deduction and capitalization of expenditures related to tangible property, which generally become effective in 2014.
See Note 1 “Summary of Significant Accounting Policies” and Note 19 “Income Taxes” to the consolidated financial statements for additional information about income taxes.

DISCONTINUED OPERATIONS
Morgan Keegan was sold on April 2, 2012. Regions' results from discontinued operations in 2013 was a loss of $13 million, compared to a loss of $59 million in 2012. For the year ended December 31, 2013, Regions reported a loss from discontinued operations of $(0.01) per diluted common share, compared to a loss from discontinued operations of $(0.04) per diluted common share for the year ended December 31, 2012. During 2013 and 2012, the loss from discontinued operations was primarily due to higher professional and legal expenses.
BALANCE SHEET ANALYSIS
At December 31, 2013, Regions reported total assets of $117.4 billion compared to $121.3 billion at the end of 2012, a decrease of approximately $4.0 billion or 3 percent. The decrease in total assets from year-end 2012 resulted primarily from a decrease in investment securities, as well as a decrease in other assets. Total investment securities declined approximately $3.4 billion, primarily related to management's strategic decision to reduce the size of the investment portfolio in the second quarter of 2013. Other assets declined between years primarily due to decreases in derivative assets, deferred income tax assets and prepaid expense balances.
Cash and Cash Equivalents
Cash and cash equivalents include cash and due from banks, interest-bearing deposits in other banks (including the Federal Reserve Bank), and Federal funds sold and securities purchased under agreements to resell (which have a life of 90 days or less). At December 31, 2013, these assets totaled $5.3 billion as compared to $5.5 billion at December 31, 2012. The year-over-year decrease was driven by a decrease in cash and due from banks.
Trading Account Securities
Trading account securities decreased approximately $5 million to $111 million at December 31, 2013. The trading account securities are primarily securities held in rabbi trusts related to deferred compensation plans. Trading account securities are carried at fair value with changes in fair value reflected in the consolidated statements of operations.

Securities
Regions utilizes the securities portfolio to manage liquidity, interest rate risk, and regulatory capital, as well as to take advantage of market conditions to generate a favorable return on investments without undue risk.
The “Market Risk-Interest Rate Risk” section, found later in this report, further explains Regions’ interest rate risk management practices. The weighted-average yield earned on securities, less equities, was 2.65 percent in 2013 and 2.57 percent in 2012. Table 7 “Securities” details the carrying values of securities, including both available for sale and held to maturity.

Table 7—Securities

	2013	2012	2011
	(In millions)
U.S. Treasury securities	$57	$54	$102
Federal agency securities	425	555	150
Obligations of states and political subdivisions	5	9	36
Mortgage-backed securities:
Residential agency	17,474	21,283	22,184
Residential non-agency	9	13	16
Commercial agency	1,154	725	326
Commercial non-agency	1,211	1,098	321
Corporate and other debt securities	2,827	2,835	537
Equity securities	676	682	815
	$23,838	$27,254	$24,487
Securities totaled $23.8 billion at December 31, 2013, a decrease of $3.4 billion from year-end 2012 levels. Regions maintains a highly rated securities portfolio consisting primarily of agency mortgage-backed securities. Throughout the recent economic cycle, financial institutions, including Regions, increased the size of their securities portfolio to offset the lack of loan growth in order to maintain an appropriate level of earning assets. However, Regions experienced $614 million in loan growth during 2013. This loan growth, combined with an outlook for continued moderate improvement in the economy and an eventual reduction in securities purchases by the Federal Reserve, led management to reduce the size of the investment portfolio during the second quarter of 2013. Total securities comprised approximately 23 percent and 25 percent of earning assets as of December 31, 2013 and 2012, respectively. Additionally, approximately $2.4 billion in available for sale securities were transferred to held to maturity during the second quarter of 2013. These combined actions should allow Regions to continue to optimize its asset/liability profile while reducing future volatility related to other comprehensive income and the related impacts to tangible common equity.
Net unrealized gains and losses in the securities available for sale portfolio are included in stockholders’ equity as accumulated other comprehensive income or loss, net of tax. At December 31, 2013, securities available for sale included a net unrealized loss of $34 million, which represented the difference between the estimated fair value of these securities as of year-end and their amortized cost. The net unrealized loss represents $257 million in gross unrealized gains and $291 million in gross unrealized losses. Additionally, accumulated other comprehensive income included net pre-tax unrealized losses of $111 million related to the securities transferred to held to maturity at the date of the transfer. As of December 31, 2013, approximately $104 million of this pre-tax unrealized loss remains. At December 31, 2012, securities available for sale included a net unrealized gain of $701 million, comprised of $729 million in gross unrealized gains and $28 million in gross unrealized losses.
The Company reviews its securities portfolio on a regular basis to determine if there are any conditions indicating that a security has other-than-temporary impairment. Factors considered in this determination include the length of time and the extent to which the market value has been below cost, the credit standing of the issuer, Regions’ intent to sell and whether it is more likely than not that the Company will be required to sell the security.
Maturity Analysis—The average life of the securities portfolio (excluding equities) at December 31, 2013 was estimated to be 4.9 years, with a duration of approximately 3.9 years. These metrics compare with an estimated average life of 3.9 years, with a duration of approximately 2.7 years for the portfolio at December 31, 2012. Table 8 “Relative Contractual Maturities and Weighted-Average Yields for Securities” provides additional details.

Table 8—Relative Contractual Maturities and Weighted-Average Yields for Securities

	Securities Maturing as of December 31, 2013
	Within One Year	After One But Within Five Years	After Five But Within Ten Years	After Ten Years	Total
	(Dollars in millions)
Securities(1):
U.S. Treasury securities	$10	$41	$5	$1	$57
Federal agency securities	3	20	402	—	425
Obligations of states and political subdivisions	1	2	—	2	5
Mortgage-backed securities:
Residential agency	2	202	1,240	16,030	17,474
Residential non-agency	—	—	—	9	9
Commercial agency	—	321	580	253	1,154
Commercial non-agency	—	180	276	755	1,211
Corporate and other debt securities	37	1,032	1,398	360	2,827
	$53	$1,798	$3,901	$17,410	$23,162
Weighted-average yield(2)	3.03%	2.22%	2.55%	2.71%	2.65%
_________

(1)	Federal Reserve Bank stock, Federal Home Loan Bank stock, and equity stock of other corporations held by Regions are not included in the table.

(2)
The weighted-average yields are calculated on the basis of the yield to maturity based on the book value of each security. Weighted-average yields on tax-exempt obligations have been computed on a taxable-equivalent basis using a tax rate of 35%, adjusted for applicable state income taxes net of the related federal tax benefit. Average tax-exempt securities were maintained at such a small balance in 2013 that the taxable-equivalent adjustments for the calculation of yields amounted to zero for the year ended December 31, 2013. Yields on tax-exempt obligations have not been adjusted for the non-deductible portion of interest expense used to finance the purchase of tax-exempt obligations.

Portfolio Quality—Regions’ investment policy emphasizes credit quality and liquidity. Securities rated in the highest category by nationally recognized rating agencies and securities backed by the U.S. Government and government sponsored agencies, both on a direct and indirect basis, represented approximately 87 percent of the investment portfolio at December 31, 2013. All other securities rated below AAA, not backed by the U.S. Government or government sponsored agencies, or which are not rated represented approximately 13 percent of total securities at year-end 2013.
Loans Held For Sale
During the fourth quarter of 2013, Regions transferred certain primarily accruing residential first mortgage loans classified as troubled debt restructurings ("TDRs") to loans held for sale. The book value of these loans was approximately $686 million and they were transferred into loans held for sale at the estimated fair value of $535 million with the $151 million difference reflected as a charge-off. Approximately $76 million of the charge-off was previously recorded in the allowance for loan and lease losses. The estimate of fair value includes the perspective of a market participant, considering among other things, required investor returns which include liquidity discounts that are precluded from inclusion in the allowance for loan and lease losses.
At December 31, 2013, loans held for sale totaled $1.1 billion, consisting primarily of $963 million of residential real estate mortgage loans, including the recently transferred restructured loans, and $82 million of non-performing investor real estate loans. At December 31, 2012, loans held for sale totaled $1.4 billion, consisting primarily of $1.3 billion of residential real estate mortgage loans and $89 million of non-performing investor real estate loans. The level of residential real estate mortgage loans held for sale fluctuates depending on the timing of origination and sale to third parties.

Loans
GENERAL
Average loans, net of unearned income, represented 72 percent of average interest-earning assets for the year ended December 31, 2013, compared to 71 percent for the year ended December 31, 2012. Lending at Regions is generally organized along three portfolio segments: commercial loans (including commercial and industrial, and owner-occupied commercial real estate mortgage and construction loans), investor real estate loans (commercial real estate mortgage and construction loans) and consumer loans (residential first mortgage, home equity, indirect, consumer credit card and other consumer loans).
Regions manages loan growth with a focus on risk management and risk-adjusted return on capital. Strategic decisions to grow the commercial and industrial portfolios through the company's specialized lending groups and the indirect automobile lending portfolios were the primary contributors to the increase in loans in 2013. The increase was partially offset by continued decreases in commercial investor real estate mortgage, the transfer of residential mortgage TDRs to held for sale, and the lower demand for home equity products.
Table 9 illustrates a year-over-year comparison of loans, net of unearned income, by portfolio segment and class and Table 10 provides information on selected loan maturities.
Table 9—Loan Portfolio

	2013	2012	2011	2010	2009
	(In millions, net of unearned income)
Commercial and industrial	$29,413	$26,674	$24,522	$22,540	$21,547
Commercial real estate mortgage—owner-occupied	9,495	10,095	11,166	12,046	12,054
Commercial real estate construction—owner-occupied	310	302	337	470	751
Total commercial	39,218	37,071	36,025	35,056	34,352
Commercial investor real estate mortgage	5,318	6,808	9,702	13,621	16,109
Commercial investor real estate construction	1,432	914	1,025	2,287	5,591
Total investor real estate	6,750	7,722	10,727	15,908	21,700
Residential first mortgage	12,163	12,963	13,784	14,898	15,632
Home equity	11,294	11,800	13,021	14,226	15,381
Indirect	3,075	2,336	1,848	1,592	2,452
Consumer credit card	948	906	987	—	—
Other consumer	1,161	1,197	1,202	1,184	1,157
Total consumer	28,641	29,202	30,842	31,900	34,622
	$74,609	$73,995	$77,594	$82,864	$90,674

Table 10—Selected Loan Maturities

	Loans Maturing as of December 31, 2013 (2)
	Within One Year	After One But Within Five Years	After Five Years	Total
	(In millions)
Commercial and industrial (1)	$4,424	$18,670	$6,193	$29,287
Commercial real estate mortgage—owner-occupied	1,198	4,799	3,498	9,495
Commercial real estate construction—owner occupied	26	127	157	310
Total commercial	5,648	23,596	9,848	39,092
Commercial investor real estate mortgage	2,036	2,776	506	5,318
Commercial investor real estate construction	493	906	33	1,432
Total investor real estate	2,529	3,682	539	6,750
	$8,177	$27,278	$10,387	$45,842

	Predetermined Rate	Variable Rate
	(In millions)
Due after one year but within five years	$5,364	$21,915
Due after five years	6,204	4,182
	$11,568	$26,097

_________
(1) Excludes $126 million of small business credit card accounts.
(2) Excludes residential first mortgage, home equity, indirect, consumer credit card and other consumer loans.

PORTFOLIO CHARACTERISTICS
The following sections describe the composition of the portfolio segments and classes in Table 9 and explain variations in balances from the 2012 year-end. See Note 5 “Loans” and Note 6 “Allowance for Credit Losses” to the consolidated financial statements for additional discussion.
Regions has a diversified loan portfolio, in terms of product type, collateral and geography. At December 31, 2013, commercial loans represented 53 percent of total loans, net of unearned income, investor real estate loans represented 9 percent, residential first mortgage loans totaled 16 percent, home equity lending totaled 15 percent, and other consumer loans comprised the remaining 7 percent. Following is a discussion of risk characteristics of each loan type.
Loans, net of unearned income, totaled $74.6 billion at December 31, 2013, an increase of $614 million from year-end 2012 levels. Continued growth in commercial and industrial, and indirect auto loan portfolios, along with increased commercial investor real estate construction loans, more than offset declines in investor real estate mortgage, commercial real estate mortgage, residential first mortgage and home equity lending during 2013.
Commercial—The commercial portfolio segment includes commercial and industrial loans to commercial customers for use in normal business operations to finance working capital needs, equipment purchases and other expansion projects. Commercial and industrial loans increased $2.7 billion or 10% since year-end 2012 due to Regions’ integrated approach to specialized lending. Commercial also includes owner-occupied commercial real estate mortgage loans to operating businesses, which are loans for long-term financing of land and buildings, and are repaid by cash flow generated by business operations. These loans declined $600 million or 6% from year-end 2012 as a result of continued customer deleveraging. Owner-occupied construction loans are made to commercial businesses for the development of land or construction of a building where the repayment is derived from revenues generated from the business of the borrower. During 2013, total commercial loan balances increased approximately $2.1 billion, or 6%.
Investor Real Estate—Loans for real estate development are repaid through cash flow related to the operation, sale or refinance of the property. This portfolio segment includes extensions of credit to real estate developers or investors where repayment is dependent on the sale of real estate or income generated from the real estate collateral. A portion of Regions’ investor real estate portfolio segment is comprised of loans secured by residential product types (land, single-family and condominium loans) within Regions’ markets. Additionally, this category includes loans made to finance income-producing properties such as apartment buildings, office and industrial buildings, and retail shopping centers. The investor real estate loan segment declined $972 million from 2012 year-end balances primarily due to continued payoffs and pay downs.
Residential First Mortgage—Residential first mortgage loans represent loans to consumers to finance a residence. These loans are typically financed over a 15 to 30 year term and, in most cases, are extended to borrowers to finance their primary residence. These loans experienced an $800 million or 6% decline from year-end 2012, primarily due to customers continuing to pay down real estate debt and the transfer of $686 million of primarily accruing residential first mortgages classified as TDRs to loans held for sale late in 2013. At the end of 2012, Regions began retaining 10 and 15 year fixed-rate mortgage production on the balance sheet which has slowed the pace of decline. Approximately $664 million of these 10 and 15-year fixed rate loans were retained on the balance sheet during 2013.

Home Equity—Home equity lending includes both home equity loans and lines of credit. This type of lending, which is secured by a first or second mortgage on the borrower’s residence, allows customers to borrow against the equity in their home. Substantially all of this portfolio was originated through Regions’ branch network. During 2013, home equity balances decreased $506 million to $11.3 billion, driven by continued consumer deleveraging and refinancing.
Indirect—Indirect lending, which is lending initiated through third-party business partners, is largely comprised of loans made through automotive dealerships. This portfolio class increased $739 million from year-end 2012, reflecting continued growth from increased penetration of existing dealers and the expansion of the dealer network. Regions currently has 2,140 dealers in its network compared to just over 1,900 as of December 31, 2012.
Consumer Credit Card—During the second quarter of 2011, Regions completed the purchase of approximately $1.0 billion of existing Regions-branded consumer credit card accounts from FIA Card Services. The products are primarily open-ended variable interest rate consumer credit card loans. In the third quarter of 2012, Regions assumed the servicing of these loans from FIA Card Services. Consumer credit card balances increased $42 million to $948 million during 2013.

Other Consumer—Other consumer loans include direct consumer installment loans, overdrafts and other revolving loans. Other consumer loans totaled $1.2 billion at December 31, 2013, relatively unchanged from prior year end.

CREDIT QUALITY
Regions believes that its loan portfolio is well diversified by product, client, and geography throughout its footprint. However, the loan portfolio may be exposed to certain concentrations of credit risk which exist in relation to individual borrowers or groups of borrowers, certain types of collateral, certain types of industries, certain loan products, or certain regions of the country.
Commercial

The commercial portfolio segment has generated the majority of the Company's loan growth in 2013, particularly commercial and industrial loans. The commercial portfolio segment made up approximately 53 percent of total loans at December 31, 2013, compared to 50 percent at December 31, 2012. The following table provides detail of Regions' commercial lending balances in selected industries as of December 31:

Table 11—Selected Industry Balances

	2013		2012
	Loans	% of Total	Loans	% of Total
	(Dollars in millions)
Real estate	$4,992	12.7%	$4,388	11.8%
Healthcare	4,805	12.3	4,545	12.3
Manufacturing	3,831	9.8	3,838	10.4
Financial services	3,265	8.3	3,061	8.2
Wholesale goods	3,026	7.7	2,998	8.1
Energy and utilities	2,891	7.4	2,659	7.2
Religious, leisure, personal and non-profit services	2,352	6.0	2,417	6.5
Retail trade	2,286	5.8	2,048	5.5
Transportation and warehousing	2,220	5.7	2,225	6.0
Restaurant, accommodation and lodging	1,959	5.0	1,857	5.0
Educational services	1,579	4.0	1,503	4.0
Professional, scientific and technical services	1,449	3.7	1,398	3.8
Government and public sector	1,437	3.7	1,147	3.1
Administrative, support, waste and repair	1,192	3.0	1,401	3.8
Agriculture	859	2.2	778	2.1
Information	747	1.9	523	1.4
Other	328	0.8	285	0.8
	$39,218	100.0%	$37,071	100.0%
Investor Real Estate
Due to the nature of the cash flows typically used to repay investor real estate loans, these loans are particularly vulnerable to weak economic conditions as experienced over the past several years. As a result, this loan type has a higher risk of non-collection than other loans.
The Company has made considerable efforts to de-risk its balance sheet. A primary focus has been reducing the Company's exposure in the investor real estate portfolio. Total investor real estate loans represented approximately 24 percent of total loans at December 31, 2008, and has been actively managed down to approximately 9 percent of total loans at December 31, 2013.

Home Equity
Total home equity lending represented approximately 15 percent or $11.3 billion of total loans at December 31, 2013 and 16 percent or $11.8 billion at December 31, 2012. Losses in this portfolio generally track overall economic conditions. The main source of economic stress has been in Florida, where residential property values have declined significantly while unemployment rates remain high. Losses in Florida where Regions is in a second lien position are higher than first lien losses. Substantially all of this portfolio was originated through Regions’ branch network.
The following tables provide details related to the home equity portfolio as of and for the years ended December 31:
Table 12—Selected Home Equity Portfolio Information

	2013
	Florida			All Other States			Total
	1st Lien	2nd Lien	Total	1st Lien	2nd Lien	Total	1st Lien	2nd Lien	Total
	(Dollars in millions)
Balance	$1,849	$2,133	$3,982	$4,149	$3,163	$7,312	$5,998	$5,296	$11,294
Net charge-offs	18	57	75	17	32	49	35	89	124
Net charge-off %(1)	0.95%	2.51%	1.81%	0.43%	0.95%	0.67%	0.60%	1.57%	1.08%

	2012
	Florida			All Other States			Total
	1st Lien	2nd Lien	Total	1st Lien	2nd Lien	Total	1st Lien	2nd Lien	Total
	(Dollars in millions)
Balance	$1,870	$2,433	$4,303	$3,752	$3,745	$7,497	$5,622	$6,178	$11,800
Net charge-offs	33	113	146	29	59	88	62	172	234
Net charge-off %(1)	1.71%	4.38%	3.25%	0.77%	1.45%	1.12%	1.08%	2.60%	1.90%
________

(1)	Net charge-off percentages are calculated as a percent of average balances.
Net charge-offs were 1.08 percent of home equity loans in 2013 compared to 1.90 percent in 2012. Losses in Florida-based credits remained at elevated levels, but the related net charge-off percentage decreased significantly to 1.81 percent in 2013 from 3.25 percent in 2012. Improving underwriting standards and stabilizing home values in Florida are contributing to this improvement.
Of the $11.3 billion home equity portfolio at December 31, 2013, approximately $9.2 billion were home equity lines of credit and $2.1 billion were closed-end home equity loans (primarily originated as amortizing loans). Beginning in May 2009, new home equity lines of credit have a 10-year draw period and a 10-year repayment period. Previously, home equity lines of credit had a 20-year term with a balloon payment upon maturity or a 5-year draw period with a balloon payment upon maturity. The term “balloon payment” means there are no principal payments required until the balloon payment is due for interest-only lines of credit. As of December 31, 2013, none of Regions' home equity lines of credit have converted to mandatory amortization under the contractual terms. The majority of home equity lines of credit will either mature with a balloon payment or convert to amortizing status after fiscal year 2020.
Of the $9.2 billion of home equity lines of credit at December 31, 2013, approximately 91 percent require monthly interest-only payments while the remaining approximately 9 percent require a payment equal to 1.5 percent of the outstanding balance, which would include some principal repayment. At December 31, 2013, approximately 30 percent of borrowers were only paying the minimum amount due on their home equity line. In addition, approximately 57 percent of home equity lines of credit balances have the option to amortize either all or a portion of their balance. At December 31, 2013, approximately $295 million of home equity line of credit balances have elected this option.
Regions is unable to track payment status on first liens held by another institution, including payment status related to loan modifications. When Regions’ second lien position becomes delinquent, an attempt is made to contact the first lien holder and inquire as to the payment status of the first lien. However, Regions does not continuously monitor the payment status of the first lien position. Short sale offers and settlement agreements are often received by the home equity junior lien holders well before the loan balance reaches the delinquency threshold for charge-off consideration, potentially resulting in a full balance payoff/charge-off. Regions is presently monitoring the status of all first lien position loans that the Company owns or services and has a second lien, and is taking appropriate action when delinquent. Regions services the first lien on approximately 23 percent of the entire second lien home equity portfolio as of December 31, 2013. During 2012, Regions evaluated a means to monitor non-Regions-serviced first liens using a third-party service provider. While the data was not conclusive, there was no reason to believe that the results related to the non-Regions-serviced first liens would be significantly different than that of the portfolio which Regions services.

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
The following table presents current LTV data for components of the residential first mortgage and home equity classes of the consumer portfolio segment. Current LTV data for the remaining loans in the portfolio is not available, primarily because some of the loans are serviced by others. Data may also not be available due to mergers and systems integrations. The amounts in the table represent the entire loan balance. For purposes of the table below, if the loan balance exceeds the current estimated collateral, the entire balance is included in the “Above 100%” category, regardless of the amount of collateral available to partially offset the shortfall. The balances in the "Above 100%" category as a percentage of the portfolio balances decreased in the residential first mortgage portfolio from 13 percent to 6 percent, while home equity declined from 17 percent to 13 percent, as of December 31, 2013.
Table 13—Estimated Current Loan to Value Ranges

	December 31, 2013			December 31, 2012
	Residential First Mortgage	Home Equity		Residential First Mortgage	Home Equity
		1st Lien	2nd Lien		1st Lien	2nd Lien
	(In millions)
Estimated current loan to value:
Above 100%	$733	$416	$1,034	$1,662	$538	$1,450
80% - 100%	2,050	737	1,294	2,610	766	1,468
Below 80%	8,899	4,646	2,501	8,248	4,082	2,595
Data not available	481	199	467	443	236	665
	$12,163	$5,998	$5,296	$12,963	$5,622	$6,178

Regions qualitatively considers factors such as periodic updates of FICO scores, unemployment, home prices, and geography as credit quality indicators for consumer loans. FICO scores are obtained at origination as part of Regions' formal underwriting process. Refreshed FICO scores are obtained by the Company quarterly for all revolving accounts and home equity lines of credit and semi-annually for all other consumer loans. Regions considers FICO scores less than 620 to be indicative of higher credit risk and obtains additional collateral in most of these instances. The following table presents estimated current FICO score data for components of classes of the consumer portfolio segment. Current FICO data is not available for the remaining loans in the portfolio for various reasons; for example, if customers do not use sufficient credit, an updated score may not be available. Residential first mortgage and home equity balances with FICO scores below 620 declined to 7 percent of the combined portfolios for December 31, 2013, down 1 percent from December 31, 2012.
Table 14—Estimated Current FICO Score Ranges

	December 31, 2013
	Residential First Mortgage	Home Equity		Indirect	Consumer Credit Card	Other Consumer
		1st Lien	2nd Lien
	(In millions)
Below 620	$886	$324	$322	$312	$38	$87
620 - 680	1,022	533	527	470	130	142
681 - 720	1,341	725	672	511	216	177
Above 720	8,091	4,052	3,491	1,599	563	425
Data not available	823	364	284	183	1	330
	$12,163	$5,998	$5,296	$3,075	$948	$1,161

	December 31, 2012
	Residential First Mortgage	Home Equity		Indirect	Consumer Credit Card	Other Consumer
		1st Lien	2nd Lien
	(In millions)
Below 620	$1,212	$370	$419	$218	$57	$97
620 - 680	1,259	536	589	352	135	134
681 - 720	1,435	675	772	354	211	160
Above 720	8,214	3,508	4,053	1,085	494	383
Data not available	843	533	345	327	9	423
	$12,963	$5,622	$6,178	$2,336	$906	$1,197

Allowance for Credit Losses
The allowance for credit losses ("allowance") consists of two components: the allowance for loan and lease losses and the reserve for unfunded credit commitments. The allowance represents management’s estimate of probable credit losses inherent in the loan and credit commitment portfolios as of period end. Regions determines its allowance in accordance with applicable accounting literature as well as regulatory guidance related to receivables and contingencies. Binding unfunded credit commitments include items such as letters of credit, financial guarantees and binding unfunded loan commitments. Additional discussion of the methodology used to calculate the allowance is included in Note 6 “Allowance for Credit Losses” to the consolidated financial statements, as well as related discussion in Management’s Discussion and Analysis.
The allowance for loan losses totaled $1.3 billion at December 31, 2013 and $1.9 billion at December 31, 2012. The allowance for loan losses as a percentage of net loans was 1.80 percent at December 31, 2013 and 2.59 percent at December 31, 2012. The reserve for unfunded credit commitments was $78 million at December 31, 2013 compared to $83 million at December 31, 2012. Net charge-offs as a percentage of average loans were 0.96 percent and 1.37 percent in 2013 and 2012, respectively. Net charge-offs were lower across most categories, particularly in the case of commercial investor real estate mortgage as a result of the ongoing portfolio de-risking and fundamental improvement in credit performance. Net charge-offs for residential first mortgage included $151 million related to the transfer of primarily accruing loans classified as troubled debt restructurings to held for sale late in 2013. The provision for loan losses totaled $138 million for the year ended December 31, 2013 compared to $213 million for the year ended December 31, 2012. Net charge-offs exceeded the provision for loan losses for 2013, primarily resulting from continued improving credit metrics such as lower levels of non-accrual and criticized and classified loans, as well as, problem loan resolutions and a continuing mix shift in loans out of higher risk investor real estate and into less risky commercial and industrial loans.
Management considers the current level of the allowance appropriate to absorb losses inherent in the loan and credit commitment portfolios. Management’s determination of the appropriateness of the allowance requires the use of judgments and estimations that may change in the future. Changes in the factors used by management to determine the appropriateness of the allowance or the availability of new information could cause the allowance to be increased or decreased in future periods. Management expects the allowance for credit losses to total loans ratio to vary over time due to changes in portfolio balances, economic conditions, loan mix and collateral values, or variations in other factors that may affect inherent losses. In addition, bank regulatory agencies, as part of their examination process, may require changes in the level of the allowance based on their judgments and estimates.
Management expects that net loan charge-offs in 2014 will continue to improve compared to 2013. Economic trends such as real estate valuations, interest rates and unemployment will impact the future levels of net charge-offs and provision and may result in volatility during 2014. Additionally, changes in circumstances related to individually large credits or certain portfolios may result in volatility. Details regarding the allowance and net charge-offs, including an analysis of activity from the previous year’s totals, are included in Table 15 “Allowance for Credit Losses.”

The table below summarizes activity in the allowance for credit losses for the years ended December 31:
Table 15—Allowance for Credit Losses

	2013	2012	2011	2010	2009
	(Dollars in millions)
Allowance for loan losses at January 1	$1,919	$2,745	$3,185	$3,114	$1,826
Loans charged-off:
Commercial and industrial	186	203	294	429	384
Commercial real estate mortgage—owner-occupied	125	193	248	225	89
Commercial real estate construction—owner-occupied	1	8	8	25	19
Commercial investor real estate mortgage	69	226	685	879	590
Commercial investor real estate construction	1	46	195	565	488
Residential first mortgage	223	147	220	240	206
Home equity	159	266	353	432	442
Indirect	31	23	23	34	68
Consumer credit card	38	45	13	—	—
Other consumer	65	66	68	83	83
	898	1,223	2,107	2,912	2,369
Recoveries of loans previously charged-off:
Commercial and industrial	45	61	36	33	28
Commercial real estate mortgage—owner-occupied	25	16	14	11	6
Commercial real estate construction—owner-occupied	3	—	—	1	1
Commercial investor real estate mortgage	35	36	27	14	8
Commercial investor real estate construction	5	9	6	10	4
Residential first mortgage	6	5	3	2	4
Home equity	35	32	25	18	27
Indirect	10	8	10	15	21
Consumer credit card	4	2	—	—	—
Other consumer	14	15	16	16	17
	182	184	137	120	116
Net charge-offs:
Commercial and industrial	141	142	258	396	356
Commercial real estate mortgage—owner-occupied	100	177	234	214	83
Commercial real estate construction—owner-occupied	(2)	8	8	24	18
Commercial investor real estate mortgage	34	190	658	865	582
Commercial investor real estate construction	(4)	37	189	555	484
Residential first mortgage	217	142	217	238	202
Home equity	124	234	328	414	415
Indirect	21	15	13	19	47
Consumer credit card	34	43	13	—	—
Other consumer	51	51	52	67	66
	716	1,039	1,970	2,792	2,253
Provision for loan losses	138	213	1,530	2,863	3,541
Allowance for loan losses at December 31	$1,341	$1,919	$2,745	$3,185	$3,114
Reserve for unfunded credit commitments at January 1	$83	$78	$71	$74	$74
Provision (credit) for unfunded credit losses	(5)	5	7	(3)	—
Reserve for unfunded credit commitments at December 31	$78	$83	$78	$71	$74
Allowance for credit losses at December 31	$1,419	$2,002	$2,823	$3,256	$3,188
Loans, net of unearned income, outstanding at end of period	$74,609	$73,995	$77,594	$82,864	$90,674
Average loans, net of unearned income, outstanding for the period	$74,924	$76,035	$80,673	$86,660	$94,523
Ratios:
Allowance for loan losses to loans, net of unearned income	1.80%	2.59%	3.54%	3.84%	3.43%
Allowance for loan losses to non-performing loans, excluding loans held for sale	1.24x	1.14x	1.16x	1.01x	0.89x
Net charge-offs as percentage of:
Average loans, net of unearned income	0.96%	1.37%	2.44%	3.22%	2.38%
Provision for loan losses	518.8%	487.8%	128.8%	97.5%	63.6%

Allocation of the allowance for loan losses by portfolio segment and class is summarized as follows:
Table 16—Allocation of the Allowance for Loan Losses

	2013		2012		2011		2010		2009
	Allocation Amount	% Loans in Each Category	Allocation Amount	% Loans in Each Category	Allocation Amount	% Loans in Each Category	Allocation Amount	% Loans in Each Category	Allocation Amount	% Loans in Each Category
	(Dollars in millions)
Commercial and industrial	$427	39.4%	$497	36.1%	$586	31.6%	$641	27.2%	$638	23.8%
Commercial real estate mortgage—owner-occupied	271	12.8	342	13.6	427	14.4	395	14.5	328	13.3
Commercial real estate construction—owner-occupied	13	0.4	8	0.4	17	0.4	19	0.6	37	0.8
Total commercial	711	52.6	847	50.1	1,030	46.4	1,055	42.3	1,003	37.9
Commercial investor real estate mortgage	210	7.1	424	9.2	784	12.5	1,030	16.4	929	17.8
Commercial investor real estate construction	26	1.9	45	1.2	207	1.3	340	2.8	536	6.2
Total investor real estate	236	9.0	469	10.4	991	13.8	1,370	19.2	1,465	24.0
Residential first mortgage	119	16.3	254	17.5	282	17.8	295	18.0	213	17.2
Home equity	160	15.1	252	16.0	356	16.8	414	17.2	374	17.0
Indirect	39	4.1	20	3.2	17	2.4	17	1.9	26	2.7
Consumer credit card	43	1.3	45	1.2	37	1.3	—	—	—	—
Other consumer	33	1.6	32	1.6	32	1.5	34	1.4	33	1.2
Total consumer	394	38.4	603	39.5	724	39.8	760	38.5	646	38.1
	$1,341	100.0%	$1,919	100.0%	$2,745	100.0%	$3,185	100.0%	$3,114	100.0%

TROUBLED DEBT RESTRUCTURINGS (TDRs)
Residential first mortgage, home equity, consumer credit card, indirect and other consumer TDRs are consumer loans modified under the Customer Assistance Program. Commercial and investor real estate loan modifications are not the result of a formal program, but represent situations where modification was offered as a workout alternative. Renewals of classified commercial and investor real estate loans are considered to be TDRs, even if no reduction in interest rate is offered, because the existing terms are considered to be below market. More detailed information is included in Note 6 “Allowance for Credit Losses” to the consolidated financial statements. The following table summarizes TDRs for the periods ending December 31:
Table 17—Troubled Debt Restructurings

	2013		2012
	Loan Balance	Allowance for Loan Losses	Loan Balance	Allowance for Loan Losses
	(In millions)
Accruing:
Commercial	$468	$58	$500	$67
Investor real estate	511	46	873	112
Residential first mortgage	307	48	984	131
Home equity	361	23	391	35
Indirect	1	—	—	—
Consumer credit card	2	—	—	—
Other consumer	26	—	41	1
	1,676	175	2,789	346
Non-accrual status or 90 days past due and still accruing:
Commercial	156	48	291	83
Investor real estate	157	41	251	73
Residential first mortgage	156	24	201	27
Home equity	30	2	37	3
	499	115	780	186
Total TDRs - Loans	$2,175	$290	$3,569	$532

TDRs- Held For Sale	579	—	25	—
Total TDRs	$2,754	$290	$3,594	$532
_________
Note: All loans listed in the table above are considered impaired under applicable accounting literature. The majority of TDRs held for sale at December 31, 2013 were comprised of residential first mortgage loans transfered during the fourth quarter.

NON-PERFORMING ASSETS

The following table presents non-performing assets as of December 31:
Table 18—Non-Performing Assets

	2013	2012	2011	2010	2009
	(Dollars in millions)
Non-performing loans:
Commercial and industrial	$257	$409	$457	$467	$427
Commercial real estate mortgage—owner-occupied	303	439	590	606	560
Commercial real estate construction—owner-occupied	17	14	25	29	50
Total commercial	577	862	1,072	1,102	1,037
Commercial investor real estate mortgage	238	457	734	1,265	1,203
Commercial investor real estate construction	10	20	180	452	1,067
Total investor real estate	248	477	914	1,717	2,270
Residential first mortgage	146	214	250	285	180
Home equity	111	128	136	56	1
Total consumer	257	342	386	341	181
Total non-performing loans, excluding loans held for sale	1,082	1,681	2,372	3,160	3,488
Non-performing loans held for sale	82	89	328	304	317
Total non-performing loans(1)	1,164	1,770	2,700	3,464	3,805
Foreclosed properties	136	149	296	454	607
Total non-performing assets(1)	$1,300	$1,919	$2,996	$3,918	$4,412
Accruing loans 90 days past due:
Commercial and industrial	$6	$19	$28	$9	$24
Commercial real estate mortgage—owner-occupied	6	6	9	6	16
Commercial real estate construction—owner-occupied	—	—	—	1	2
Total commercial	12	25	37	16	42
Commercial investor real estate mortgage	6	11	13	5	22
Commercial investor real estate construction	—	—	—	1	8
Total investor real estate	6	11	13	6	30
Residential first mortgage(2)	142	220	270	351	349
Home equity	75	87	93	198	241
Indirect	5	3	2	2	6
Consumer credit card	12	14	14	—	—
Other consumer	4	3	4	4	8
Total consumer	238	327	383	555	604
	$256	$363	$433	$577	$676
Restructured loans not included in the categories above	$1,676	$2,789	$2,850	$1,483	$1,608
Restructured loans held for sale not included in the categories above	$545	$—	$21	$—	$—
Non-performing loans(1) to loans and non-performing loans held for sale	1.56%	2.39%	3.47%	4.17%	4.18%
Non-performing assets(1) to loans, foreclosed properties and non-performing loans held for sale	1.74%	2.59%	3.83%	4.69%	4.82%
_________

(1)	Excludes accruing loans 90 days past due.

(2)
Excludes residential first mortgage loans that are 100% guaranteed by the Federal Housing Administration (FHA) and also those 100% guaranteed by the Government National Mortgage Association (GNMA) where Regions has the right but not the obligation to repurchase. Total 90 days or more past due guaranteed loans excluded were $106 million at December 31, 2013, $87 million at December 31, 2012, $14 million at December 31, 2011, $8 million at December 31, 2010 and $12 million at December 31, 2009.

Non-performing assets totaled $1.3 billion at December 31, 2013, compared to $1.9 billion at December 31, 2012. Foreclosed properties, a subset of non-performing assets, totaled $136 million and $149 million at December 31, 2013 and December 31,

2012, respectively. The decrease in non-performing assets and foreclosed properties during 2013 reflects the Company’s continuing efforts to work through problem assets and reduce the riskiest exposures.

Based on current expectations for the economy, management anticipates non-performing assets to continue to improve in 2014 as compared to 2013. Economic trends such as real estate valuations, interest rates and unemployment, as well as the level of disposition activity, will impact the future level of non-performing assets. Circumstances related to individually large credits could also result in volatility throughout 2014.
Loans past due 90 days or more and still accruing were $256 million at December 31, 2013, a decrease from $363 million at December 31, 2012.
At December 31, 2013, Regions had approximately $150-$250 million of potential problem commercial and investor real estate loans that were not included in non-accrual loans, but for which management had concerns as to the ability of such borrowers to comply with their present loan repayment terms. This is a likely estimate of the amount of commercial and investor real estate loans that may migrate to non-accrual status in the next quarter.
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

The following table provides an analysis of non-accrual loans (excluding loans held for sale) by portfolio segment for the years ended December 31:
Table 19—Analysis of Non-Accrual Loans

	Non-Accrual Loans, Excluding Loans Held for Sale 2013
	Commercial	Investor Real Estate	Consumer(1)	Total
	(In millions)
Balance at beginning of year	$862	$477	$342	$1,681
Additions	755	295	(71)	979
Net payments/other activity	(387)	(263)	—	(650)
Return to accrual	(195)	(129)	—	(324)
Charge-offs on non-accrual loans(2)	(303)	(66)	(1)	(370)
Transfers to held for sale(3)	(108)	(43)	(13)	(164)
Transfers to foreclosed properties	(26)	(17)	—	(43)
Sales	(21)	(6)	—	(27)
Balance at end of year	$577	$248	$257	$1,082

	Non-Accrual Loans, Excluding Loans Held for Sale 2012
	Commercial	Investor Real Estate	Consumer(1)	Total
	(In millions)
Balance at beginning of year	$1,072	$914	$386	$2,372
Additions	841	698	(30)	1,509
Net payments/other activity	(348)	(427)	—	(775)
Return to accrual	(101)	(213)	—	(314)
Charge-offs on non-accrual loans(2)	(390)	(261)	(6)	(657)
Transfers to held for sale(3)	(120)	(178)	(4)	(302)
Transfers to foreclosed properties	(67)	(28)	—	(95)
Sales	(25)	(28)	(4)	(57)
Balance at end of year	$862	$477	$342	$1,681
________

(1)
All net activity within the consumer portfolio segment other than sales and transfers to held for sale (including related charge-offs) is included as a single net number within the additions line, due to the relative immateriality of consumer non-accrual loans.

(2)	Includes charge-offs on loans on non-accrual status and charge-offs taken upon sale and transfer of non-accrual loans to held for sale.

(3)	Transfers to held for sale are shown net of charge-offs of $93 million and $163 million recorded upon transfer for the years ended December 31, 2013 and 2012, respectively.

The following table provides an analysis of non-performing loans held for sale for the years ended December 31:
Table 20—Non-Performing Loans Held For Sale

	2013	2012
	(In millions)
Balance at beginning of year	$89	$328
Transfers in	164	302
Sales	(117)	(470)
Writedowns	(2)	(9)
Loans moved from held for sale/other activity	(40)	(29)
Transfers to foreclosed properties	(12)	(33)
Balance at end of year	$82	$89
For additional discussion, see Note 6 “Allowance for Credit Losses” to the consolidated financial statements.

Premises and Equipment
Premises and equipment are stated at cost, less accumulated depreciation and amortization, as applicable. Premises and equipment at December 31, 2013 decreased $63 million to $2.2 billion compared to year-end 2012. This decrease primarily resulted from depreciation expense on existing assets.
Goodwill
Goodwill totaled $4.8 billion at both December 31, 2013 and 2012 and was reallocated to the new reporting units during 2012. Refer to the “Critical Accounting Policies” section earlier in this report for detailed discussions of the Company’s methodology for testing goodwill for impairment. Refer to Note 1 “Summary of Significant Accounting Policies” and Note 9 “Intangible Assets” to the consolidated financial statements for the methodologies and assumptions used in Step One of the goodwill impairment test and further details on the reallocation. Additionally, Note 1 “Summary of Significant Accounting Policies” to the consolidated financial statements includes information related to the fair value measurements of certain assets and liabilities and the valuation methodology of such measurements, which is also used for testing goodwill for impairment.

Mortgage Servicing Rights
Mortgage servicing rights at December 31, 2013 totaled $297 million compared to $191 million at December 31, 2012. The year-over-year increase of $106 million reflects organic growth, the increase in mortgage interest rates in 2013, and was due in part to the addition of $28 million related to a purchase of rights to service residential mortgage loans that was made during the first quarter of 2013. An analysis of mortgage servicing rights is presented in Note 7 “Servicing of Financial Assets” to the consolidated financial statements. The balances shown represent the right to service mortgage loans that are owned by other investors and are presented at fair value. Data and assumptions used in the fair value calculation, as well as certain sensitivity estimates, are also presented in Note 7.
Other Identifiable Intangible Assets
Other identifiable intangible assets totaled $295 million at December 31, 2013 compared to $345 million at December 31, 2012. The year-over-year decrease was due to amortization of core deposit intangibles and the purchased credit card intangibles. See Note 9 “Intangible Assets” to the consolidated financial statements for further information.

Foreclosed Properties
Other real estate and certain other assets acquired in foreclosure are reported at the lower of the investment in the loan or fair value of the property less estimated costs to sell. The following table summarizes foreclosed property activity for the years ended December 31:
Table 21—Foreclosed Properties

	2013	2012
	(In millions)
Balance at beginning of year	$149	$296
Transfer from loans	229	294
Valuation adjustments	(35)	(66)
Foreclosed property sold	(199)	(370)
Payments and other	(8)	(5)
	(13)	(147)
Balance at end of year	$136	$149
_________
Note: Approximately 76 percent and 96 percent of the ending balances at December 31, 2013 and 2012, respectively, relate to properties transferred into foreclosed properties during the corresponding calendar year.
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
Other Assets
Other assets decreased $326 million to $5.8 billion as of December 31, 2013. Lower derivative assets, prepaid expense balances and deferred income taxes primarily drove the decrease. These declines were partially offset by additional investments in bank-owned life insurance and affordable housing.

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
Deposits are Regions’ primary source of funds, providing funding for 89 percent of average interest-earning assets in 2013 and 88 percent of average interest-earning assets in 2012. Table 22 “Deposits” details year-over-year deposits on a period-ending basis. Total deposits at December 31, 2013 decreased approximately $3.0 billion compared to year-end 2012 levels. The decrease in deposits was primarily driven by the continued runoff of time deposits in the low interest rate environment as customers sought higher yields, as well as customers diversifying their deposits in response to the expiration of the Federal Deposit Insurance Corporation's (FDIC) Transaction Account Guarantee (TAG) Program. The TAG Program fully insured non-interest-bearing transaction accounts beyond the $250 thousand deposit insurance limit, and expired on January 1, 2013.
Due to liquidity in the market, Regions has been able to steadily grow its low-cost customer deposits and reduce its total deposit costs from 49 basis points in 2011 to 30 basis points in 2012 and to 15 basis points in 2013. The following table summarizes deposits by category as of December 31:
Table 22—Deposits

	2013	2012	2011
	(In millions)
Non-interest-bearing demand	$30,083	$29,963	$28,209
Savings	6,050	5,760	5,159
Interest-bearing transaction	20,789	21,096	19,388
Money market—domestic	25,635	24,901	23,028
Money market—foreign	220	311	460
Low-cost deposits	82,777	82,031	76,244
Time deposits	9,608	13,443	19,378
Customer deposits	92,385	95,474	95,622
Corporate treasury time deposits	68	—	5
	$92,453	$95,474	$95,627
Within customer deposits, non-interest-bearing demand deposits increased $120 million to $30.1 billion. Non-interest-bearing deposits accounted for approximately 33 percent of total deposits at year-end 2013 compared to 31 percent at year-end 2012. Savings balances increased $290 million to $6.1 billion, generally reflecting continued consumer savings trends, spurred by economic uncertainty. Interest-bearing transaction accounts declined $307 million to $20.8 billion. Interest-bearing transaction deposits accounted for approximately 23 percent of total deposits at year-end 2013 compared to 22 percent at year-end 2012.
Domestic money market products, which exclude foreign money market accounts, are one of Regions’ most significant funding sources. These balances increased 3 percent in 2013 to $25.6 billion or 28 percent of total deposits, compared to 26 percent of total deposits in 2012 reflecting a shift in the mix of deposits.
Included in customer time deposits are certificates of deposit and individual retirement accounts. The balance of customer time deposits decreased 29 percent in 2013 to $9.6 billion compared to $13.4 billion in 2012. The decrease was primarily due to maturities with minimal reinvestment by customers as a result of the continued decline in rates offered on these products. Customer time deposits accounted for 10 percent of total deposits in 2013 compared to 14 percent in 2012. Table 23 “Maturity of Time Deposits of $100,000 or More” presents maturities of time deposits of $100,000 or more at December 31, 2013 and 2012.
Consistent with 2012, corporate treasury deposits, which are used mainly for overnight funding purposes, remained at low levels in 2013 as the Company continued to utilize customer-based funding and other sources. The Company’s choice of overnight funding sources is dependent on the Company’s particular funding needs and the relative attractiveness of each source.
The sensitivity of Regions’ deposit rates to changes in market interest rates is reflected in Regions’ average interest rate paid on interest-bearing deposits. The rate paid on interest-bearing deposits decreased to 0.21 percent in 2013 from 0.43 percent in 2012, driven by the expiration of time deposits, the positive mix shift to lower cost customer products, and continuation of the low interest rate environment throughout much of 2013.

Table 23—Maturity of Time Deposits of $100,000 or More

	2013	2012
	(In millions)
Time deposits of $100,000 or more, maturing in:
3 months or less	$455	$1,002
Over 3 through 6 months	306	1,168
Over 6 through 12 months	567	900
Over 12 months	2,052	1,949
	$3,380	$5,019

Short-Term Borrowings

See Note 11 “Short-Term Borrowings” to the consolidated financial statements for a summary of these borrowings at December 31, 2013 and 2012. Short-term borrowings totaled $2.2 billion at December 31, 2013, compared to $1.6 billion at December 31, 2012. The levels of these borrowings can fluctuate depending on the Company’s funding needs and the sources utilized, as well as a result of customers’ activity.
COMPANY FUNDING SOURCES
Federal funds purchased used for funding purposes totaled $11 million at December 31, 2013 compared to $21 million at December 31, 2012. In the near term, Regions expects the use of wholesale unsecured borrowings, such as Federal funds purchased, to remain low. Short-term secured borrowings, such as securities sold under agreements to repurchase and Federal Home Loan Bank ("FHLB") advances, are a core portion of Regions funding strategy and can fluctuate significantly on a day-to-day basis, depending on funding needs and which sources of funds are used to satisfy those needs. All such arrangements are considered typical of the banking industry and are accounted for as borrowings.
Due to the uncertainty and inconsistency of the short-term funding markets during the recession, Regions had taken an approach to maintain higher levels of cash at the Federal Reserve Bank. These higher levels of cash negated the need to occasionally borrow short-term funds to cover normal monthly cash flow needs. As the economy continues to improve, Regions has reduced the amount of excess cash held at the Federal Reserve Bank and will utilize short-term secured funding markets as needed to augment its cash position. The securities financing market and short-term FHLB advances continue to provide reliable funding at attractive rates. There were no short-term FHLB advances outstanding at December 31, 2013 or December 31, 2012. See the "Liquidity" section for further detail of Regions' borrowing capacity with the FHLB.
Table 24 provides selected information for certain short-term borrowings used for funding purposes as of and for the year ended December 31:

Table 24—Selected Short-Term Borrowings Data

	2013	2012	2011
	(Dollars in millions)
Federal funds purchased:
Balance at year-end	$11	$21	$18
Average outstanding (based on average daily balances)	19	21	19
Maximum amount outstanding at any month-end	29	28	22
Weighted average interest rate at year-end	0.2%	0.1%	0.1%
Weighted average interest rate on amounts outstanding during the year (based on average daily balances)	0.1%	0.1%	0.1%

Securities sold under agreements to repurchase
Balance at year-end	$—	$—	$969
Average outstanding (based on average daily balances)	234	633	419
Maximum amount outstanding at any month-end	1,425	1,940	969
Weighted average interest rate at year-end	—%	—%	(0.2)%
Weighted average interest rate on amounts outstanding during the year (based on average daily balances)	0.1%	0.1%	(0.6)%
CUSTOMER-RELATED BORROWINGS
Short-term borrowings that are the result of customer activity related to investment opportunities totaled $2.2 billion and $1.6 billion at December 31, 2013 and December 31, 2012, respectively.
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

Customer collateral reported as short-term borrowings was zero at December 31, 2013 and $125 million at December 31, 2012. These balances represent cash collateral posted by customers related to derivative transactions. Regions began netting cash collateral, subject to enforceable master netting agreements, against the net derivative asset or liability beginning in 2013.

Long-term borrowings

Regions’ long-term borrowings consist primarily of FHLB borrowings, senior notes, subordinated notes and other long-term notes payable. Total long-term borrowings decreased $1.0 billion to $4.8 billion at December 31, 2013. The decrease between years was the result of approximately $750 million in maturities of senior and subordinated notes, a tender offer for $350 million in senior notes and the redemption or extinguishment of $498 million of junior subordinated notes and $118 million of other long-term debt. Pre-tax losses on these extinguishments totaled $61 million, $29 million of which was not deductible for income tax purposes. These decreases were partially offset by a $750 million issuance of senior notes. The weighted-average interest rate on total long-term debt, including the effect of derivative instruments, was 4.8 percent, 4.7 percent and 3.3 percent for the years ended December 31, 2013, 2012 and 2011, respectively. See Note 12 “Long-Term Borrowings” to the consolidated financial statements for further discussion and detailed listing of outstandings and rates.
Other Liabilities
Other liabilities decreased $776 million to $2.2 billion as of December 31, 2013. The decrease was primarily driven by lower derivative liabilities and accrued employee benefit costs. The decrease in derivative liabilities was primarily due to Regions beginning to net cash collateral, subject to enforceable master netting agreements, against the net derivative asset or liability beginning in 2013. See Note 20 "Derivative Financial Instruments and Hedging Activities" for additional information.

Ratings
Table 25 “Credit Ratings” reflects the debt ratings information of Regions Financial Corporation and Regions Bank by Standard and Poor's ("S&P"), Moody’s, Fitch and Dominion Bond Rating Service ("DBRS") as of December 31, 2013 and 2012.

Table 25—Credit Ratings

As of December 31, 2013
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

On June 20, 2013, S&P revised Regions' outlook from stable to positive while affirming its current ratings for both the holding company and bank. The outlook revision and affirmation reflects improvement in earnings performance, core capital position, and maintenance of a strong liquidity profile. In announcing their change in outlook, S&P also cited benefits of a strengthening economy and a more stable business position for Regions. This is another important step in returning Regions' credit ratings to more competitive levels.

With this revision, both S&P and Fitch now have positive outlooks on Regions. Regions continues to proactively work with the agencies to ensure they have a full and complete understanding of the progress the Company is making in restoring its financial performance.
During 2013, Regions redeemed all of its junior subordinated notes; therefore, the ratings table above has been adjusted accordingly.

A security rating is not a recommendation to buy, sell or hold securities, and the ratings are subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating.

Stockholders' Equity
Stockholders’ equity was $15.8 billion at December 31, 2013 compared to $15.5 billion at December 31, 2012. During 2013, net income increased stockholders’ equity by $1.1 billion, while shares repurchased reduced equity by $340 million and cash dividends on common stock reduced equity by $138 million. Changes in accumulated other comprehensive income decreased equity by $384 million, primarily due to unrealized losses on securities available for sale.
On March 19, 2012, Regions issued 153 million shares of common stock at $5.90 per share. The proceeds from the sale, net of issuance costs, increased equity by approximately $875 million.
On April 4, 2012, Regions repurchased all 3.5 million shares of Series A preferred stock issued to the U.S. Treasury and in early May of 2012, Regions repurchased the related warrant from the U.S. Treasury. Therefore, there was $125 million in preferred dividends and discount accretion in 2012.
On November 1, 2012, Regions issued $500 million in depositary shares each representing a fractional ownership interest in a share of the Company’s 6.375% Non-Cumulative Perpetual Preferred Stock, Series A, par value $1.00 per share. The net proceeds from the issuance increased equity by approximately $486 million. Cash dividends on preferred stock reduced equity by $32 million in 2013 and $4 million in 2012.
Regions increased its annual dividend to $0.10 per common share for 2013, compared to $0.04 per common share for both 2012 and 2011. Regions understands the importance of returning capital to shareholders. Management will continue to execute the capital planning process, including evaluation of the amount of the common stock dividend, with the Board of Directors and in conjunction with regulatory supervisors, subject to the Company’s results of operations.
As part of its 2013 Comprehensive Capital Analysis and Review ("CCAR") submission, Regions' proposed capital plans included up to $350 million in common share repurchases. The Federal Reserve did not object to these plans, and Regions' Board of Directors approved the share repurchase plan. The share repurchase authority granted by the Board of Directors was available from the beginning of the second quarter of 2013 and will continue through the first quarter of 2014. As of December 31, 2013, Regions had repurchased approximately 36 million shares of common stock at a total cost of approximately $340 million. These shares were immediately retired upon repurchase and therefore are not included in treasury stock.
Regions’ ratio of stockholders’ equity to total assets was 13.43 percent at December 31, 2013 and 12.77 percent at December 31, 2012. Regions’ ratio of tangible common stockholders’ equity (stockholder's equity less preferred stock, goodwill and other identifiable intangibles and the related deferred tax liability) to total tangible assets was 9.24 percent at December 31, 2013, compared to 8.63 percent at December 31, 2012 (see Table 2 “GAAP to Non-GAAP Reconciliation” for further discussion).
See Note 14 “Stockholders’ Equity and Accumulated Other Comprehensive Income (Loss)” for further information.

REGULATORY CAPITAL REQUIREMENTS
CURRENT CAPITAL RULES
Regions and Regions Bank are required to comply with regulatory capital requirements established by Federal and State banking agencies. These regulatory capital requirements involve quantitative measures of the Company’s assets, liabilities and certain off-balance sheet items, and also qualitative judgments by the regulators. Failure to meet minimum capital requirements can subject the Company to a series of increasingly restrictive regulatory actions. Currently, there are two basic measures of capital adequacy: a risk-based measure and a leverage measure. See Note 13 "Regulatory Capital Requirements and Restrictions" for further discussions of these measures and tabular presentation of the applicable holding company and bank regulatory capital requirements.
In recent years, the Federal Reserve and banking regulators began supplementing their assessment of the capital adequacy of a bank based on a variation of Tier 1 capital, known as Tier 1 common equity. This measure has been a key component of assessments of capital adequacy under the CCAR process. While not currently prescribed in amount by federal banking regulations (under Basel I), analysts and banking regulators have assessed Regions’ capital adequacy using the tangible common stockholders’ equity and/or the Tier 1 common equity measure. Because tangible common stockholders’ equity and Tier 1 common equity are not formally defined by GAAP or prescribed in amount by federal banking regulations (under Basel I), these measures are currently considered to be non-GAAP financial measures and other entities may calculate them differently than Regions’ disclosed calculations (see Table 2 “GAAP to Non-GAAP Reconciliation” for further details). The Board of Governors of the Federal Reserve System assesses banks' capital levels in periods of stress against a minimum Tier 1 common (non-GAAP) capital level of 5 percent.
BASEL III AND THE NEW CAPITAL RULES

In July 2013, Regions' and Regions Bank's primary federal regulator, the Federal Reserve, published final rules (the “New Capital Rules”) establishing a new comprehensive capital framework for U.S. banking organizations. The New Capital Rules implement the Basel Committee's December 2010 framework known as “Basel III” for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act. The New Capital Rules substantially revise the risk-based capital requirements applicable to bank holding companies and depository institutions, including the Company and the Bank, compared to the current U.S. risk-based capital rules. The New Capital Rules define the components of capital and address other issues affecting the numerator in banking institutions' regulatory capital ratios. The New Capital Rules also address risk weights and other issues affecting the denominator in banking institutions' regulatory capital ratios and replace the existing risk-weighting approach, which was derived from Basel I capital accords of the Basel Committee, with a more risk-sensitive approach based, in part, on the standardized approach in the Basel Committee's 2004 “Basel II” capital accords. The New Capital Rules also implement the requirements of Section 939A of the Dodd-Frank Act to remove references to credit ratings from the federal banking agencies' rules. The New Capital Rules are effective for Regions and Regions Bank on January 1, 2015 (subject to a phase-in period).

The New Capital Rules, among other things, (i) introduce a new capital measure called “Common Equity Tier 1” (“CET1”), (ii) specify that Tier 1 capital consist of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements, (iii) define CET1 narrowly by requiring that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) expand the scope of the deductions/adjustments to capital as compared to existing regulations.

Under the New Capital Rules, the initial minimum capital ratios as of January 1, 2015 will be as follows:

•	4.5% CET1 to risk-weighted assets.

•	6.0% Tier 1 capital to risk-weighted assets.

•	8.0% Total capital to risk-weighted assets.

The New Capital Rules also introduce a new capital conservation buffer designed to absorb losses during periods of economic stress. The capital conservation buffer is composed entirely of CET1, on top of these minimum risk-weighted asset ratios. In addition, the New Capital Rules provide for a countercyclical capital buffer applicable only to certain covered institutions. It is not expected that the countercyclical capital buffer will be applicable to Regions or Regions Bank. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the capital conservation buffer (or below the combined capital conservation buffer and countercyclical capital buffer, when the latter is applied) will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.

When fully phased-in on January 1, 2019, the New Capital Rules will require Regions and Regions Bank to maintain such additional capital conservation buffer of 2.5% of CET1, effectively resulting in minimum ratios of (i) CET1 to risk-weighted assets of at least 7%, (ii) Tier 1 capital to risk-weighted assets of at least 8.5%, and (iii) Total capital to risk-weighted assets of at least 10.5%.

The New Capital Rules provide for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, certain deferred tax assets and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. Under current capital standards, the effects of accumulated other comprehensive income items included in capital are excluded for the purposes of determining regulatory capital ratios. Under the New Capital Rules, the effects of certain accumulated other comprehensive items are not excluded; however, non-advanced approaches banking organizations, including Regions and Regions Bank, may make a one-time permanent election to continue to exclude these items. Regions and Regions Bank expect to make this election in order to avoid significant variations in the level of capital depending upon the impact of interest rate fluctuations on the fair value of its securities portfolio. As previously mentioned, the New Capital Rules also preclude certain hybrid securities, such as trust preferred securities, as Tier 1 capital of bank holding companies, subject to phase-out. As of December 31, 2013, Regions did not have any remaining hybrid securities subject to disallowance.

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

With respect to Regions Bank, the New Capital Rules also revise the “prompt corrective action” regulations pursuant to Section 38 of the Federal Deposit Insurance Act, by (i) introducing a CET1 ratio requirement at each level (other than critically undercapitalized), with the required CET1 ratio being 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category, with the minimum Tier 1 capital ratio for well-capitalized status being 8% (as compared to the current 6%); and (iii) eliminating the current provision that provides that a bank with a composite supervisory rating of 1 may have a 3% leverage ratio and still be adequately capitalized. The New Capital Rules do not change the total risk-based capital requirement for any “prompt corrective action” category.

The New Capital Rules prescribe a standardized approach for risk weightings that expands the risk-weighting categories from the current four Basel I-derived categories (0%, 20%, 50% and 100%) to a much larger and more risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities, to 600% for certain equity exposures, and resulting in higher risk weights for a variety of asset categories. Specific changes to current rules impacting Regions' determination of risk-weighted assets include, among other things:

•	Applying a 150% risk weight instead of a 100% risk weight for certain high volatility commercial real estate acquisition, development and construction loans.

•	Assigning a 150% risk weight to exposures (other than secured exposures including residential mortgage exposures) that are 90 days or more past due (currently set at 100%).

•	Providing for a 20% credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable (currently set at 0%).

•
Providing for a risk weight, generally not less than 20% with certain exceptions, for securities lending transactions based on the risk weight category of the underlying collateral securing the transaction (currently set at between 20% and 100% for on balance sheet transactions).

•	Providing for a 100% risk weight for claims on securities firms (currently set at 20%).

•	Eliminating the current 50% cap on the risk weight for over-the-counter derivative exposures.

•	Replacing the existing Ratings Based Approach for certain asset-backed securities with a Simplified Supervisory Framework Approach ("SSFA") which results in risk weights ranging from 20% to 1,250%.

•	Applying a 250% risk weight to the portion of mortgage servicing rights and deferred tax assets that are includible in capital (currently set at 100%).

In addition, the New Capital Rules also provide more advantageous risk weights for derivatives and repurchase-style transactions cleared through a qualifying central counterparty and increase the scope of eligible guarantors and eligible collateral for purposes of credit risk mitigation. As of December 31, 2013, the increase in Regions' Basel III risk-weighted assets versus risk-weighted assets as calculated under Basel I was due primarily to:

•	Applying a 20% conversion factor to the unused portion of commitments of less than one year.

•	Applying a 250% risk weight to the portion of mortgage servicing rights and deferred tax assets that are includible in capital.

•	Applying a 150% risk weight to high volatility commercial real estate exposures.

The New Capital Rules do not address the proposed Liquidity Coverage Ratio Test and Net Stable Funding Ratio Test called for by the proposed Basel III framework. See the "Supervision and Regulation -- Capital Requirements -- Leverage Requirements" subsection of the "Business" section for more information on these proposed requirements.
Regions is currently evaluating the impact of the final U.S. rules implementing Basel III as well as any potential future SIFI surcharges for regional banks. The Company’s estimated CET1 ratio as of December 31, 2013, based on Regions’ current interpretation of the final Basel III requirements was approximately 10.58 percent and therefore exceeded the Basel III minimum of 7 percent for CET1. Because the Basel III capital calculations will not be fully phased-in until 2019, are not formally defined by GAAP, and because the calculations currently include the Company's interpretations of the requirements including informal feedback received through the regulatory process and are therefore likely to change as clarifying guidance becomes available, these measures are considered to be non-GAAP financial measures, and other entities may calculate them differently than Regions’ disclosed calculations (see Table 2 “GAAP to Non-GAAP Reconciliation” for further details).
LIQUIDITY COVERAGE RATIO
In January 2013, the Basel Committee published an update that included revisions to the LCR calculation. Also included in this update were provisions concerning, among other things, lower deposit run-off assumptions and full implementation on a phased-in schedule. On October 24, 2013, the Federal Reserve released an NPR (notice of proposed rulemaking) and introduced a "modified" LCR that will apply to banks including Regions, who are not internationally active and are between $50 billion and $250 billion in assets. Based on Regions' current understanding and interpretation of the rules for the calculation of the LCR, full implementation will still be based on a phased-in schedule but in a more condensed timeframe that is 2 years shorter than the Basel committee version. Starting in 2015, institutions will be required to be at a minimum compliance ratio of 80 percent, in 2016 the minimum would increase to 90 percent, and full compliance with the 100 percent minimum requirement must be reached in 2017. Regions continues to review these proposals and their impact on the calculation of the LCR. The Company anticipates being fully compliant with the LCR requirements upon finalization and implementation. However, should Regions’ cash position or investment mix change in the future, Regions’ ability to meet the liquidity coverage ratio may be impacted. The comment period on these proposed rules ended on January 31, 2014.

See the “Supervision and Regulation—Capital Requirements” subsection of the “Business” section and the “Risk Factors” section for more information.

OFF-BALANCE SHEET ARRANGEMENTS
Regions has certain interests in unconsolidated variable interest entities (i.e., Regions is not the primary beneficiary). Regions owned the common stock of subsidiary business trusts, which had issued mandatorily redeemable preferred capital securities (“trust preferred securities”). During the fourth quarter of 2012 and the first nine months of 2013, Regions redeemed all of its issued and outstanding trust preferred securities. These trusts met the definition of a variable interest entity of which Regions was not the primary beneficiary; the trusts’ only assets were junior subordinated debentures issued by Regions, which were acquired by the trusts using the proceeds from the issuance of the trust preferred securities and common stock. These junior subordinated debentures were also fully redeemed during 2013. Prior to the redemption, these junior subordinated debentures were included in long-term borrowings and Regions’ equity interests in the business trusts were included in other assets.

Also, Regions periodically invests in various limited partnerships that sponsor affordable housing projects, which are funded through a combination of debt and equity. Regions’ maximum exposure to loss as of December 31, 2013 was $863 million, which included $267 million in unfunded commitments to the partnerships. Additionally, Regions has short-term construction loans or letters of credit commitments with the partnerships totaling $227 million as of December 31, 2013. The funded portion of these loans and letters of credit was $110 million at December 31, 2013. The funded portion is included with loans on the consolidated balance sheets. See Note 2 “Variable Interest Entities” to the consolidated financial statements for further discussion.

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
Management believes the most significant potential impact of inflation on financial results is a direct result of Regions’ ability to manage the impact of changes in interest rates. Management attempts to maintain an essentially balanced position between rate-sensitive assets and liabilities in order to minimize the impact of interest rate fluctuations on net interest income. However, this goal can be difficult to completely achieve in times of rapidly changing rate structure and is one of many factors considered in determining the Company’s interest rate positioning. The Company is moderately asset sensitive as of December 31, 2013. Refer to Table 26 “Interest Rate Sensitivity” for additional details on Regions’ interest rate sensitivity.

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

RISK MANAGEMENT

Regions is exposed to various risks as part of the normal course of operations. The exposure to risk requires sound risk management practices that comprise an integrated and comprehensive set of programs and processes that apply to the entire Company. Accordingly, Regions has established a risk management framework to manage risks and provide reasonable assurance of the achievement of the Company’s strategic objectives.
The primary risk exposures identified and managed through the Company’s risk management framework are market risk (including related interest rate risk and prepayment risk), liquidity risk, credit risk, operational risk (including information security risk), legal risk, compliance risk, reputational risk, and strategic risk. Market risk is the risk that values of assets and liabilities or revenues will be adversely affected by changes in market conditions, such as interest rate movements (interest rate risk) and the associated impact on prepayments (prepayment risk). Interest rate risk is the risk to net interest income due to the impact of movements in interest rates. Prepayment risk is the risk that borrowers may repay their loans or other debt earlier than at their stated maturities. Liquidity risk is the risk that the Company will be unable to meet obligations as they come due in the normal course of business without undue hardship or incurring unacceptable losses. Credit risk is the risk of loss arising from a borrower or counterparty failing to meet a contractual obligation. Operational risk is the risk of loss resulting from inadequate or failed internal processes, people and systems, or external events. Legal risk reflects the inherent legal risk arising out of the daily banking and other operations of the Company that could result in disputes, threatened and/or actual litigation, civil monetary penalties, criminal penalties, enforcement actions, or reputational damage. Compliance risk is the risk of failure or perceived failure to comply with the laws, regulations and standards that govern the activities of the Company. Reputational risk is the risk that negative publicity regarding the Company’s conduct or business practices will adversely affect its profitability, operations or customer base, or result in litigation. Strategic risk is the risk to the Company due to uncertainty and actions (or inaction) related to strategic risk factors, including negative effects from business planning or decisions, environmental changes, competitive dynamics, or management of our resources and activities. Several of these primary risk exposures are expanded upon further within the remaining sections of Management's Discussion and Analysis.
Regions’ risk management framework is founded on three pillars, each of which is critical to ensuring that risks are properly identified, assessed, and managed:
Three Lines of Defense - All associates are risk owners and serve as the first line of defense in the identification and mitigation of risks. The Risk Management Group independently assesses Company and industry risks in support of the business groups and serves as the second line of defense. Assurance functions (Credit Review, Internal Audit, and Model Validation) serve as the third line of defense and play a key role in ensuring risk identification and mitigation.
Enterprise Risk Management Governance - Regions has established a corporate governance framework consisting of committees, working groups, processes and procedures that are collectively charged with identifying, measuring, mitigating, monitoring and reporting risks.
Continuous Improvement Cycle - Regions has established the continuous improvement cycle to drive its associates to targeted risk management levels by ensuring risks are identified, measured, mitigated, monitored and reported.
The Board of Directors provides the highest level of risk management governance. The principal risk management functions of the Board are to oversee processes for evaluating the adequacy of internal controls, risk management, financial reporting and compliance with laws and regulations. The Board has designated an Audit Committee of outside directors to focus on oversight of management's establishment and maintenance of appropriate disclosure controls and procedures over financial reporting. See the "Financial Disclosures and Internal Controls" section of Management's Discussion and Analysis for additional information. The Board has also designated a Risk Committee of outside directors to focus on Regions’ overall risk profile. The committee annually approves a Risk Appetite Statement that reflects core business principles and strategic vision and provides the foundations of corporate risk appetite, which is the aggregate amount of risk the Company is willing to accept in pursuit of its mission. By establishing boundaries around risk taking and business decisions, and by incorporating the needs and goals of its shareholders, regulators, customers and other stakeholders, the Company’s risk appetite is aligned with its priorities and goals.
The Risk Management Group, led by the Company’s Chief Risk Officer, ensures the consistent application of Regions’ risk management approach within the structure of the Company’s operating, capital and strategic plans. The primary activities of the Risk Management Group include:

•	Deciphering internal and external signals that point to possible risk issues for the Company;

•	Identifying risks and determining which Company areas and/or products will be affected;

•	Ensuring there are mechanisms in place to specifically determine how risks will affect the Company as a whole and the individual area and or product;

•	Assisting Business Groups in analyzing trends and ensuring Company areas have appropriate risk identification and mitigation processes in place; and

•	Reviewing the limits, policies, and procedures in place to ensure the continued appropriateness of risk controls.

As part of its ongoing assessment process, the Risk Management Group makes recommendations to management and the Risk Committee of the Board regarding adjustments to these controls as conditions or risk tolerances change. In addition, the Internal Audit division provides an independent assessment of the Company’s internal control structure and related systems and processes.
Management, with the assistance of the Risk Management Group, follows a formal process for identifying and documenting key risks facing each business group and determining how those risks can be controlled or mitigated, as well as how the controls can be monitored to ensure they are effective. The Risk Committee receives reports from management to ensure operations are within the parameters established by the Committee’s Risk Appetite Statement.
Some of the more significant processes used by management to manage and control risks are described in the remainder of this report. External factors beyond management’s control may result in losses despite the Risk Management Group’s efforts.
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
Exposure to Interest Rate Movements—As of December 31, 2013, Regions was moderately asset sensitive to both gradual and instantaneous parallel yield curve shifts as compared to the base case for the measurement horizon ending December 2014.

The estimated exposure associated with the parallel yield curve shift of minus 50 basis points in the table below reflects the combined impacts of movements in short-term and long-term rates. Long-term interest rate reductions will drive yields lower on certain fixed rate loans newly originated or renewed, and on prospective yields of certain investment portfolio purchases, as well as drive higher amortization of premium on existing securities in the investment portfolio. The decline in short-term interest rates (such as the Fed Funds rate and the rate of Interest on Excess Reserves) will lead to a reduction of yield on assets and liabilities contractually tied to such rates, but since rates have been at low levels for such an extended period, it is expected that declines in deposit costs will only partially offset the decline in asset yields.

Long-term interest rates have exhibited volatility over the second half of 2013 after rising significantly in the first half, but short-term rates have remained stable. As described above, with respect to sensitivity to long-term rates, the balance sheet is estimated to be asset sensitive. The primary factors are that higher long-term rates will drive higher rates on loans and securities newly originated or renewed, as well as induce a slower pace of premium amortization on certain securities within the investment portfolio. Current simulation models estimate that, as compared to the base case, net interest income over a 12 month horizon would respond favorably by approximately $102 million if long-term rates were to immediately and on a sustained basis exceed the base scenario by 100 basis points. Similarly, if long-term rates were to immediately and on a sustained basis underperform the base case by 50 basis points, then net interest income, as compared to the base case, would decline by approximately $99 million.

The table below summarizes Regions' positioning in various parallel yield curve shifts. The scenarios are inclusive of all interest rate risk hedging activities.

Table 26—Interest Rate Sensitivity

Estimated Annual Change in Net Interest Income December 31, 2013
(In millions)
Gradual Change in Interest Rates
+ 200 basis points	$256
+ 100 basis points	136
- 50 basis points	(100)

Instantaneous Change in Interest Rates
+ 200 basis points	$311
+ 100 basis points	180
- 50 basis points	(136)
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
In order to ensure an appropriate level of liquidity is maintained, Regions performs specific procedures including scenario analyses and stress testing at the bank, holding company, and affiliate levels. Regions updated its liquidity policy related to minimum holding company cash requirements during the fourth quarter of 2013. The new policy requires the holding company to maintain cash sufficient to cover the greater of (1) 18 months of debt service and other cash needs or (2) a minimum cash balance of $500 million. Compliance with the holding company cash requirements will be reported to the Risk Committee of the Board of Directors on a quarterly basis. Regions has similar minimum liquidity requirements for the Bank and subsidiaries. The Bank's funding and contingency planning does not currently include any reliance on unsecured sources. Risk limits are established within the Company's ALCO, which regularly reviews compliance with the established limits.

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
As the economy continues to improve, Regions has been able to decrease the higher levels of excess cash held with the Federal Reserve Bank due to the uncertainty and inconsistency in the funding markets during the recession. The balance with the Federal Reserve Bank is the primary component of the balance sheet line item, “interest-bearing deposits in other banks.” Regions held approximately $2.3 billion in average excess cash on deposit with the Federal Reserve during 2013, down approximately 22 percent from average 2012 balances. Regions’ borrowing availability with the Federal Reserve Bank as of December 31, 2013, based on assets pledged as collateral on that date, was $22.2 billion.
Regions periodically accesses funding markets through sales of securities with agreements to repurchase. Repurchase agreements are also offered through a commercial banking sweep product as a short-term investment opportunity for customers. All such arrangements are considered typical of the banking industry and are accounted for as borrowings.
Regions’ financing arrangement with the FHLB adds additional flexibility in managing the Company's liquidity position. As of December 31, 2013, Regions’ borrowing availability from the FHLB totaled $9.6 billion. FHLB borrowing capacity is contingent on the amount of collateral pledged to the FHLB. Regions Bank and its subsidiaries have pledged certain residential first mortgage loans on one-to-four family dwellings and home equity lines of credit as collateral for the FHLB advances outstanding. Additionally, investment in FHLB stock is required in relation to the level of outstanding borrowings. Regions held $67 million in FHLB stock at December 31, 2013. The FHLB has been and is expected to continue to be a reliable and economical source of funding.
In February 2013, Regions filed a shelf registration statement with the U.S. Securities and Exchange Commission. This shelf registration does not have a capacity limit and can be utilized by Regions to issue various debt and/or equity securities. The registration statement will expire in February 2016.

Regions’ Bank Note program allows Regions Bank to issue up to $5 billion aggregate principal amount of bank notes outstanding at any one time. No issuances have been made under this program as of December 31, 2013. Notes issued under the program may be senior notes with maturities from 30 days to 15 years and subordinated notes with maturities from 5 years to 30 years. These notes are not deposits and they are not insured or guaranteed by the FDIC.
Regions may, from time to time, consider opportunistically retiring outstanding issued securities, including subordinated debt in privately negotiated or open market transactions for cash or common shares. Regulatory approval would be required for retirement of some instruments.

Table 27—Contractual Obligations

	Payments Due By Period (1)
	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years	Indeterminable Maturity	Total
	(In millions)
Deposits (2)	$4,577	$3,353	$1,724	$22	$82,777	$92,453
Short-term borrowings	2,182	—	—	—	—	2,182
Long-term borrowings	1,359	875	1,485	1,111	—	4,830
Lease obligations	140	241	165	364	—	910
Purchase obligations	50	59	16	—	—	125
Benefit obligations (3)	21	25	47	70	—	163
Commitments to fund low income housing partnerships (4)	604	—	—	—	—	604
Unrecognized tax benefits (5)	—	—	—	—	55	55
Indemnification obligation (6)	—	260	—	—	—	260
	$8,933	$4,813	$3,437	$1,567	$82,832	$101,582
_________

(1)	See Note 23 “Commitments, Contingencies and Guarantees” to the consolidated financial statements for the Company’s commercial commitments at December 31, 2013.

(2)	Deposits with indeterminable maturity include non-interest bearing demand, savings, interest-bearing transaction accounts and money market accounts.

(3)	Amounts only include obligations related to the unfunded non-qualified pension plan and postretirement health care plan.

(4)	Commitments to fund low income housing partnerships do not have defined maturity dates. Therefore, they have been considered due on demand, maturing one year or less.

(5)	Includes liabilities for unrecognized tax benefits of $51 million and tax-related interest and penalties of $4 million. See Note 19 “Income Taxes” to the consolidated financial statements.

(6)
See Note 23 “Commitments, Contingencies and Guarantees” to the consolidated financial statements for a description of the indemnification obligation to Raymond James, and the rationale for the expected payment timeframe.

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

Responsibility and accountability for adherence to underwriting policies and accurate risk ratings lies in the individual business groups. For consumer and small business portfolios, the risk management process focuses on managing customers who become delinquent in their payments and managing performance of the credit scorecards, which are periodically adjusted based on actual credit performance. The credit risk management division works with commercial relationship teams to analyze and underwrite new business opportunities, manage the overall loan portfolio, and perform ongoing credit servicing activities utilizing a risk-based approach which incorporates quantitative and qualitative factors.
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
Credit quality and trends in the loan portfolio are measured and monitored regularly and detailed reports, by product, business unit and geography, are reviewed by business group personnel and the Chief Credit Officer. The Chief Credit Officer reviews summaries of these credit reports with executive management and the Board of Directors. Finally, the Credit Review department provides ongoing independent oversight of the credit portfolios to ensure policies are followed, credits are properly risk-rated and that key credit control processes are functioning as intended.

Risk Characteristics of the Loan Portfolio
In order to assess the risk characteristics of the loan portfolio, Regions considers the current U.S. economic environment and that of its primary banking markets, as well as risk factors within the major categories of loans. See Table 9 "Loan Portfolio" and the related discussion found earlier in this report for further information on the major categories of loans.

Economic Environment in Regions’ Banking Markets

One of the primary factors influencing the credit performance of Regions’ loan portfolio is the overall economic environment in the U.S. and the primary markets in which it operates. The “Great Recession” that began in December 2007 and ended in June 2009 took a severe toll on the U.S. economy, but by year-end 2013 many of the economic headwinds that had restrained the economy had diminished. Household balance sheets improved further due in part to continued low interest rates, continued housing market recovery and inventories of distressed properties having been greatly diminished in many markets, corporate balance sheets remained healthy, and by year-end 2013 consumer and business confidence had begun to improve. The economy overcame a significant fiscal drag - the cumulative effects of higher personal tax rates and cutbacks in federal government spending - that weighed down growth over the first half of the year. Additionally, the pace of economic growth accelerated meaningfully over the second half of the year, with annualized real GDP growth of 4.1 percent in the third quarter and 3.2 percent in the fourth quarter.

As such, the economy entered 2014 on firmer footing and the momentum established over the second half of 2013 is expected to be sustained. After deducting roughly 1.5 percent from top-line real GDP growth in 2013, fiscal drag is expected to be reduced in 2014 and deduct roughly 0.4 percent from top-line growth. At the same time, faster growth in private sector demand than seen in 2013 is expected to also contribute to improved growth. After growth of 1.9 percent in 2013, real GDP growth of approximately 3.0 percent is expected in 2014.

Still, it is important to note the economy is not yet fully healed from the Great Recession. As of December 2013, the level of non-farm payroll employment remained over one million jobs below the pre-recession peak. Moreover, while the unemployment rate stood at 6.7 percent as of December 2013, down from a cyclical peak of 10.0 percent in October 2009, a considerable portion of this decline has been due to a declining labor force participation rate as discouraged job seekers, many having been unemployed six months or more, exited the labor force. Further declines in the unemployment rate are expected due to the expiration of extended Unemployment Insurance benefits in the coming months, which could cause significant numbers of unemployed individuals to exit the labor market. Additionally, just under eight million adults are working part-time for economic reasons (for example, they would prefer a full-time job but can only find part-time employment) - such individuals are not unemployed but are underemployed. As such, the falling unemployment rate currently overstates the extent of improvement in the labor market. Should the rate of overall economic growth pick up as anticipated, it should lead to more genuine improvement in labor market conditions.

While the downside risks from fiscal policy seem diminished in 2014 relative to 2013, there is some degree of uncertainty pertaining to monetary policy, specifically the effects of the Federal Reserve reducing, and ultimately ending, its large-scale asset purchases. While monetary policy is expected to remain accommodative, market expectations of the timing of an initial hike in the Fed funds rate could be pulled forward, particularly in the context of an accelerating pace of economic growth and a rapidly falling unemployment rate. In such an environment, long-term interest rates would be expected to trend higher, but there could be an above-normal degree of volatility in interest rates, along the entire yield curve, as a result of uncertainty over the future course of the Fed funds rate. Moreover, the paring down and ultimate ending of the Fed’s large-scale asset purchases can be expected to contribute to volatility in international flows of capital, which in turn could contribute to economic stress in emerging market nations.

Within the Regions footprint, the pace of economic growth is proceeding roughly on par with that of the U.S. as a whole. Payroll employment is rising but still below its pre-recession peak. Those markets with exposure to energy exploration and production, durable goods manufacturing, and technology are faring the best, and across the footprint health care remains a key driver of job growth while the drag from job reductions in the state and local government sectors appears to have abated to a certain extent. Housing market activity appears to be picking up at a steady pace; while many Florida markets continue to see elevated inventories of distressed properties, those inventories are nonetheless being worked down which should ultimately pave the way for a faster pace of new single family construction.
In summation, we expect the pace of real GDP growth to accelerate to approximately 3.0 percent for 2014 as a whole, with firmer growth in private sector demand and a significantly smaller degree of fiscal drag, and we look for growth in 2015 to be slightly faster than in 2014.

Allowance for Credit Losses
The allowance for credit losses ("allowance") consists of two components: the allowance for loan and lease losses and the reserve for unfunded credit commitments. The allowance represents management’s estimate of probable credit losses inherent in the loan and credit commitment portfolios as of period end.
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

For a discussion of the methodology used to calculate the allowance for credit losses refer to Note 1 “Summary of Significant Accounting Policies” and Note 6 “Allowance for Credit Losses” in the consolidated financial statements. Details regarding the allowance for credit losses, including an analysis of activity from the previous year’s total, are included in Table 15 “Allowance for Credit Losses.” Also, refer to Table 16 “Allocation of the Allowance for Loan Losses” for details pertaining to management’s allocation of the allowance for loan losses to each loan category.

Counterparty Risk
Counterparty risk within Regions Bank is the risk that the counterparty to any transaction could default or experience deterioration in its credit profile before the settlement of a financial transaction. Exposure may be to a financial institution (such as commercial banks, insurance companies, broker dealers, etc.) or a corporate client.
Regions has a centralized approach to approval, management, and monitoring of counterparty exposure. Financial Institution and Counterparty Credit, housed within Capital Markets Risk Management, is responsible for the independent credit risk management of financial institution counterparties and their affiliates. Market Risk Management is responsible for the suitability, measurement, and stress testing of counterparty exposures. Business Services Credit is responsible for the independent credit risk management of client side counterparties.
Financial institution exposure may result from a variety of transaction types generated in one or more departments of the Company. Exposure limits are established to manage the exposure generated by various areas of the Company. Counterparty client credit risk arises when Regions sells a risk management product to hedge risks in the client’s business. Exposures to counterparties are aggregated across departments and regularly reported to senior management.

INFORMATION SECURITY RISK
Operational risks comprise several elements, including information security risks. Information security risks for large financial institutions such as Regions have generally increased in recent years in part because of the proliferation of new technologies, the use of the internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists, nation-states, activists and other external parties. Regions spends significant resources on operational and information security. Regions is a member of the Financial Services Information Sharing and Analysis Center ("FS-ISAC"). The FS-ISAC is a nonprofit organization and is funded entirely by its member firms and sponsors. Total membership exceeds 4,400 organizations primarily focused in the U.S. financial services sector. The overall objective of FS-ISAC is to protect the financial services sector against cyber and physical threats and risk. It acts as a trusted third party that provides anonymity to allow members to submit threat, vulnerability and incident information in a non-attributable and trusted manner so information that would normally not be shared is instead provided for the good of the membership. In addition to FS-ISAC, Regions is a member of BITS, the technology arm of the Financial Services Roundtable. BITS serves the financial community and its members by providing industry best practices on a variety of security and fraud topics. Regions also maintains a close working relationship with its regulators and law enforcement partners to keep them updated on pertinent risks.
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
Regions’ Disclosure Review Committee, which includes representatives from the legal, risk management, accounting, investor relations, treasury and audit departments, meets quarterly to review recent internal and external events to determine whether all appropriate disclosures have been made in reports filed with the SEC. In addition, the CEO and CFO meet quarterly with the SEC Filings Review Committee, which includes senior representatives from accounting, legal, risk management, audit, treasury, the business groups, and administration. The SEC Filings Review Committee reviews certain reports to be filed with the SEC, including Forms 10-K and 10-Q and evaluates the adequacy and accuracy of the disclosures. As part of this process, certifications of internal control effectiveness are obtained from accounting, treasury, legal, audit, risk management, the business groups and administration. These certifications are reviewed and presented to the CEO and CFO as support of the Company’s assessment of internal controls over financial reporting. The Form 10-K is presented to the Audit Committee of the Board of Directors for approval, and the Forms 10-Q are reviewed by the Audit Committee. Financial results and other financial information are also reviewed with the Audit Committee on a quarterly basis.
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

COMPARISON OF 2012 WITH 2011—CONTINUING OPERATIONS
Regions reported net income available to common shareholders of $991 million, or $0.71 per diluted common share, in 2012 compared to a net loss available to common shareholders of $429 million, or ($0.34) per diluted share, in 2011. Regions reported income from continuing operations available to common shareholders of $1.1 billion, or $0.76 per diluted common share, in 2012 compared to a loss from continuing operations available to common shareholders of $25 million, or ($0.02) per diluted share, in 2011.
Net interest income from continuing operations was $3.3 billion in 2012 compared to $3.4 billion 2011. The net interest margin from continuing operations (taxable-equivalent basis) was 3.11 percent in 2012, compared to 3.07 percent during 2011. The decrease in net interest income resulted from a $4.4 billion decline in average interest earning assets. The margin improvement was driven primarily by mix shift from time deposits to lower cost deposit products, resulting in deposit costs decreasing to 0.30 percent in 2012 from 0.49 percent in 2011.
Non-interest income from continuing operations decreased $43 million to $2.1 billion in 2012 compared to 2011. The year-over-year decrease was due primarily to lower securities gains and service charges, partially offset by increased mortgage income, capital markets fee income and other income.
Service charges on deposit accounts decreased 16 percent in 2012 and totaled $985 million compared to $1.2 billion in 2011. The decrease was primarily driven by policy changes negatively impacting non-sufficient fund fees related to Regulation E, as well as a decline in interchange income as a result of debit interchange price controls implemented in the fourth quarter of 2011. During 2012, service charges on deposit accounts were also negatively impacted by a total of approximately $35 million in customer refunds resulting from a change in the Company’s non-sufficient funds policy.
In 2012, mortgage income increased $143 million, or 65 percent to $363 million. The increase reflects wider margins as a result of favorable market conditions, as well as an increase in originations driven by customers taking advantage of the opportunity to refinance under the extended Home Affordable Refinance Program, or HARP II. Mortgage originations totaled $8.0 billion in 2012 as compared to $6.3 billion in 2011. In 2012, refinancing encompassed 63 percent of mortgage originations versus 54 percent in 2011.
Regions reported net gains of $48 million from the sale of securities available for sale in 2012, compared to net gains of $112 million in 2011. Lower security gains during 2012 were due to lower volumes of securities sales resulting from the Company’s asset/liability management process.

Credit card/bank card income increased $20 million in 2012 as compared to 2011. Credit card income is derived from activity related to the Regions-branded credit card amounts purchased from FIA Card Services in the second quarter of 2011 and any subsequent originations. Bank card income relates to commercial purchasing cards. The increase in 2012 is due to an entire year's worth of impact from the 2011 credit card portfolio purchase.

Non-interest expense from continuing operations decreased $336 million in 2012. Non-interest expense in 2011 included a $253 million goodwill impairment charge plus $75 million in branch consolidation and property and equipment charges. The decline in non-interest expense in 2012 included $61 million in net gains related to the sale of loans held for sale in excess of their carrying values, plus a reduction in other real estate owned expenses of $110 million partially offset by a $159 million increase in salaries and employee benefits. See Table 6 “Non-Interest Expense from Continuing Operations” for additional information.

Total salaries and employee benefits increased $159 million, or 10 percent, in 2012. The year-over-year increase was primarily due to higher pension costs, annual merit increases, restricted stock awards and incentive increases, including mortgage-related incentives, partially offset by a decline in headcount from 23,707 at December 31, 2011 to 23,427 at December 31, 2012.
Net occupancy expense decreased 2 percent to $382 million in 2012. Furniture and equipment expense decreased by $14 million to $261 million in 2012. Both of these decreases were primarily driven by branch consolidations.
Professional and legal fees are comprised of amounts related to legal, consulting and other professional fees. These fees decreased $61 million or 35 percent to $114 million in 2012, reflecting a decrease in the level of legal expenses.
OREO expense decreased $110 million to $52 million in 2012 compared to $162 million in 2011, primarily driven by the reduction in foreclosed properties balances along with lower valuation charges. Through Regions’ efforts to sell foreclosed properties, OREO balances decreased $147 million to $149 million in 2012 compared to $296 million in 2011.
Deposit administrative fees decreased $55 million to $162 million in 2012. Deposit administrative fees were impacted by a new assessment rule in 2011, which revised the deposit insurance assessment system for large institutions. The new rule changed the assessment base from deposits as the basis and utilizes a risk-based approach which calculates the assessment using average consolidated assets minus average tangible equity. Implementation of the new rule was effective beginning in the second quarter of 2011. The lower fees were a result of improved financial performance.

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
Other miscellaneous expenses increased $43 million to $479 million in 2012. The primary drivers of the increase were mortgage repurchase expenses, amortization of intangible assets related to the credit card portfolio purchase and bank operational losses. Other miscellaneous expenses also include communications, postage, supplies, credit-related costs and business development services.
The Company’s income tax expense for 2012 was $482 million compared to a tax benefit of $28 million in 2011, resulting in an effective tax rate of 29.0 percent and (17.4) percent, respectively. The increase in income tax expense was primarily a result of positive consolidated pre-tax earnings.
At December 31, 2012, the allowance for loan losses totaled $1.9 billion or 2.59 percent of total loans, net of unearned income compared to $2.7 billion or 3.54 percent at year-end 2011. Net charge-offs totaled $1.0 billion, or 1.37 percent of average loans in 2012 compared to $2.0 billion, or 2.44 percent of average loans in 2011. Net charge-offs were lower across most major categories when comparing 2012 to the prior year. The provision for loan losses is used to maintain the allowance for loan losses at a level that in management’s judgment is appropriate to cover losses inherent in the portfolio at the balance sheet date. During 2012, the provision for loan losses was $213 million. This compares to a provision for loan losses of $1.5 billion in 2011. Net charge-offs exceeded the provision for loan losses during 2012 primarily from continued improving credit metrics, as well as an overall reduction in loan balances, problem loan resolutions and a continuing mix shift in loans out of higher risk investor real estate and into less risky commercial and industrial loans. Non-performing assets decreased from $3.0 billion at December 31, 2011, to $1.9 billion at December 31, 2012, reflecting management’s efforts to work through problem assets and reduce the riskiest exposures.

Table 28—Quarterly Results of Operations

	2013				2012
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(In millions, except per share data)
Total interest income	$917	$911	$907	$911	$948	$964	$994	$997
Total interest expense	85	87	99	113	130	147	156	170
Net interest income	832	824	808	798	818	817	838	827
Provision for loan losses	79	18	31	10	37	33	26	117
Net interest income after provision for loan losses	753	806	777	788	781	784	812	710
Total non-interest income, excluding securities gains, net	526	492	489	486	524	521	495	512
Securities gains, net	—	3	8	15	12	12	12	12
Total non-interest expense	946	884	884	842	902	869	842	913
Income from continuing operations before income taxes	333	417	390	447	415	448	477	321
Income tax expense	92	124	122	114	138	136	126	82
Income from continuing operations	241	293	268	333	277	312	351	239
Discontinued operations:
Income (loss) from discontinued operations before income taxes	(25)	(1)	(2)	4	(19)	(19)	4	(65)
Income tax expense (benefit)	(11)	(1)	(1)	2	(7)	(8)	—	(25)
Income (loss) from discontinued operations, net of tax	(14)	—	(1)	2	(12)	(11)	4	(40)
Net income	$227	$293	$267	$335	$265	$301	$355	$199
Income from continuing operations available to common shareholders	$233	$285	$260	$325	$273	$312	$280	$185
Net income available to common shareholders	$219	$285	$259	$327	$261	$301	$284	$145
Earnings per common share from continuing operations: (1)
Basic	$0.17	$0.21	$0.19	$0.23	$0.19	$0.22	$0.20	$0.14
Diluted	0.17	0.20	0.18	0.23	0.19	0.22	0.20	0.14
Earnings per common share: (1)
Basic	$0.16	$0.21	$0.18	$0.23	$0.18	$0.21	$0.20	$0.11
Diluted	0.16	0.20	0.18	0.23	0.18	0.21	0.20	0.11
Cash dividends declared per share	0.03	0.03	0.03	0.01	0.01	0.01	0.01	0.01
Market price: (2)
High	$10.13	$10.52	$9.71	$8.44	$7.72	$7.73	$6.98	$6.69
Low	9.19	8.84	7.62	7.13	6.19	6.22	5.46	4.21
________

(1)	Quarterly amounts may not add to year-to-date amounts due to rounding.

(2)	High and low market prices are based on intraday sales prices.

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
Regions’ management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in its 1992 Internal Control—Integrated Framework. Based on our assessment, we believe and assert that, as of December 31, 2013, the Company’s internal control over financial reporting is effective based on those criteria.
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
David J. Turner, Jr. Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
THE BOARD OF DIRECTORS AND STOCKHOLDERS OF REGIONS FINANCIAL CORPORATION
We have audited Regions Financial Corporation’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Regions Financial Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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

In our opinion, Regions Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Regions Financial Corporation and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, other comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013 of Regions Financial Corporation and our report dated February 21, 2014, expressed an unqualified opinion thereon.

Birmingham, Alabama
February 21, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
THE BOARD OF DIRECTORS AND STOCKHOLDERS OF REGIONS FINANCIAL CORPORATION
We have audited the accompanying consolidated balance sheets of Regions Financial Corporation and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, other comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Regions Financial Corporation and subsidiaries at December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Regions Financial Corporation’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 21, 2014, expressed an unqualified opinion thereon.

Birmingham, Alabama
February 21, 2014

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31
	2013	2012
	(In millions, except share data)
Assets
Cash and due from banks	$1,661	$1,979
Interest-bearing deposits in other banks	3,612	3,510
Trading account securities	111	116
Securities held to maturity (estimated fair value of $2,307 and $11, respectively)	2,353	10
Securities available for sale	21,485	27,244
Loans held for sale (includes $429 and $1,282 measured at fair value, respectively)	1,055	1,383
Loans, net of unearned income	74,609	73,995
Allowance for loan losses	(1,341)	(1,919)
Net loans	73,268	72,076
Other interest-earning assets	86	900
Premises and equipment, net	2,216	2,279
Interest receivable	313	344
Goodwill	4,816	4,816
Mortgage servicing rights at fair value	297	191
Other identifiable intangible assets	295	345
Other assets	5,828	6,154
Total assets	$117,396	$121,347
Liabilities and Stockholders’ Equity
Deposits:
Non-interest-bearing	$30,083	$29,963
Interest-bearing	62,370	65,511
Total deposits	92,453	95,474
Borrowed funds:
Short-term borrowings:
Federal funds purchased and securities sold under agreements to repurchase	2,182	1,449
Other short-term borrowings	—	125
Total short-term borrowings	2,182	1,574
Long-term borrowings	4,830	5,861
Total borrowed funds	7,012	7,435
Other liabilities	2,163	2,939
Total liabilities	101,628	105,848
Stockholders’ equity:
Preferred stock, authorized 10 million shares:
Series A, non-cumulative perpetual, par value $1.00 (liquidation preference $1,000.00) per share, including related surplus, net of discount; Issued—500,000 shares	450	482
Common stock, par value $.01 per share:
Authorized 3 billion shares
Issued including treasury stock—1,419,006,360 and 1,454,626,952 shares, respectively	14	15
Additional paid-in capital	19,216	19,652
Retained earnings (deficit)	(2,216)	(3,338)
Treasury stock, at cost—41,285,676 and 41,287,460 shares, respectively	(1,377)	(1,377)
Accumulated other comprehensive income (loss), net	(319)	65
Total stockholders’ equity	15,768	15,499
Total liabilities and stockholders’ equity	$117,396	$121,347

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31
	2013	2012	2011
	(In millions, except per share data)
Interest income on:
Loans, including fees	$3,005	$3,178	$3,444
Securities - taxable	603	681	758
Loans held for sale	29	33	36
Trading account securities	3	2	1
Other interest-earning assets	6	9	13
Total interest income	3,646	3,903	4,252
Interest expense on:
Deposits	135	284	472
Short-term borrowings	2	2	(1)
Long-term borrowings	247	317	371
Total interest expense	384	603	842
Net interest income	3,262	3,300	3,410
Provision for loan losses	138	213	1,530
Net interest income after provision for loan losses	3,124	3,087	1,880
Non-interest income:
Service charges on deposit accounts	978	985	1,168
Mortgage income	236	363	220
Investment management and trust fee income	196	195	199
Securities gains (losses), net	26	48	112
Other	583	509	444
Total non-interest income	2,019	2,100	2,143
Non-interest expense:
Salaries and employee benefits	1,818	1,763	1,604
Net occupancy expense	365	382	388
Furniture and equipment expense	280	261	275
Goodwill impairment	—	—	253
Other	1,093	1,120	1,342
Total non-interest expense	3,556	3,526	3,862
Income from continuing operations before income taxes	1,587	1,661	161
Income tax expense (benefit)	452	482	(28)
Income from continuing operations	1,135	1,179	189
Discontinued operations:
Loss from discontinued operations before income taxes	(24)	(99)	(408)
Income tax benefit	(11)	(40)	(4)
Loss from discontinued operations, net of tax	(13)	(59)	(404)
Net income (loss)	$1,122	$1,120	$(215)
Net income (loss) from continuing operations available to common shareholders	$1,103	$1,050	$(25)
Net income (loss) available to common shareholders	$1,090	$991	$(429)
Weighted-average number of shares outstanding:
Basic	1,395	1,381	1,258
Diluted	1,410	1,387	1,258
Earnings (loss) per common share from continuing operations:
Basic	$0.79	$0.76	$(0.02)
Diluted	0.78	0.76	(0.02)
Earnings (loss) per common share:
Basic	$0.78	$0.72	$(0.34)
Diluted	0.77	0.71	(0.34)
Cash dividends declared per common share	0.10	0.04	0.04
See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31
	2013	2012	2011
	(In millions)
Net income	$1,122	$1,120	$(215)
Other comprehensive income (loss), net of tax:
Unrealized losses on securities transferred to held to maturity:
Unrealized losses on securities transferred to held to maturity during the period (net of ($43), zero and zero tax effect, respectively)	(68)	—	—
Less: amortization of unrealized losses on securities held to maturity (net of ($3), zero and zero tax effect, respectively)	(4)	—	—
Net change in unrealized losses on securities transferred to held to maturity	(64)	—	—
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period (net of ($268), $90 and $189 tax effect, respectively)	(441)	145	317
Less: reclassification adjustments for securities gains (losses) realized in net income (net of $9, $17 and $39 tax effect, respectively)	17	31	73
Net change in unrealized gains (losses) on securities available for sale	(458)	114	244
Unrealized gains (losses) on derivative instruments designated as cash flow hedges:
Unrealized holding gains (losses) on derivatives arising during the period (net of ($15), $31 and $123 tax effect, respectively)	(25)	51	202
Less: reclassification adjustments for gains (losses) realized in net income (net of $33, $25 and $66 tax effect, respectively)	53	42	108
Net change in unrealized gains (losses) on derivative instruments	(78)	9	94
Defined benefit pension plans and other post employment benefits:
Net actuarial gains (losses) arising during the period (net of $108, ($19) and ($106) tax effect, respectively)	171	(36)	(177)
Less: reclassification adjustments for amortization of actuarial loss and prior service cost realized in net income, and other (net of ($25), ($25) and ($16) tax effect, respectively)	(45)	(47)	(30)
Net change from defined benefit pension plans	216	11	(147)
Other comprehensive income (loss), net of tax	(384)	134	191
Comprehensive income (loss)	$738	$1,254	$(24)
See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Treasury Stock, At Cost	Accumulated Other Comprehensive Income (Loss), Net	Total
	Shares	Amount	Shares	Amount
	(In millions, except share and per share data)
BALANCE AT JANUARY 1, 2011	4	$3,380	1,256	$13	$18,896	$(3,893)	$(1,402)	$(260)	$16,734
Net income (loss)	—	—	—	—	—	(215)	—	—	(215)
Net change in unrealized gains and losses on securities available for sale, net of tax and reclassification adjustment	—	—	—	—	—	—	—	244	244
Net change in unrealized gains and losses on derivative instruments, net of tax and reclassification adjustment	—	—	—	—	—	—	—	94	94
Net change from defined benefit pension plans, net of tax	—	—	—	—	—	—	—	(147)	(147)
Cash dividends declared—$0.04 per share	—	—	—	—	(51)	—	—	—	(51)
Preferred dividends:
U.S. Treasury preferred stock dividends	—	—	—	—	—	(175)	—	—	(175)
Preferred stock transactions:
Discount accretion	—	39	—	—	—	(39)	—	—	—
Common stock transactions:
Impact of stock transactions under compensation plans, net	—	—	3	—	10	—	5	—	15
BALANCE AT DECEMBER 31, 2011	4	$3,419	1,259	$13	$18,855	$(4,322)	$(1,397)	$(69)	$16,499
Net income	—	—	—	—	—	1,120	—	—	1,120
Net change in unrealized gains and losses on securities available for sale, net of tax and reclassification adjustment	—	—	—	—	—	—	—	114	114
Net change in unrealized gains and losses on derivative instruments, net of tax and reclassification adjustment	—	—	—	—	—	—	—	9	9
Net change from defined benefit pension plans, net of tax	—	—	—	—	—	—	—	11	11
Cash dividends declared—$0.04 per share	—	—	—	—	(54)	—	—	—	(54)
Preferred dividends:
U.S. Treasury preferred stock dividends	—	—	—	—	—	(44)	—	—	(44)
Series A preferred stock dividends	—	(4)	—	—	—	—	—	—	(4)
Preferred stock transactions:
Discount accretion	—	10	—	—	—	(10)	—	—	—
Repurchase of Series A preferred stock issued to the U.S. Treasury and associated accelerated accretion	(4)	(3,429)	—	—	—	(71)	—	—	(3,500)
Repurchase of warrant from the U.S. Treasury	—	—	—	—	(45)	—	—	—	(45)
Net proceeds from issuance of 500 thousand shares of Series A, noncumulative perpetual preferred stock, including related surplus	1	486	—	—	—	—	—	—	486
Common stock transactions:
Net proceeds from issuance of 153 million shares of common stock	—	—	153	2	873	—	—	—	875
Impact of stock transactions under compensation plans, net	—	—	1	—	23	(11)	20	—	32
BALANCE AT DECEMBER 31, 2012	1	$482	1,413	$15	$19,652	$(3,338)	$(1,377)	$65	$15,499
Net income	—	—	—	—	—	1,122	—	—	1,122
Unrealized losses on securities transferred to held to maturity(1)	—	—	—	—	—	—	—	(68)	(68)
Amortization of unrealized losses on securities transferred to held to maturity	—	—	—	—	—	—	—	4	4
Net change in unrealized gains and losses on securities available for sale, net of tax and reclassification adjustment	—	—	—	—	—	—	—	(458)	(458)
Net change in unrealized gains and losses on derivative instruments, net of tax and reclassification adjustment	—	—	—	—	—	—	—	(78)	(78)
Net change from defined benefit pension plans, net of tax	—	—	—	—	—	—	—	216	216
Cash dividends declared—$0.10 per share	—	—	—	—	(138)	—	—	—	(138)
Series A preferred stock dividends	—	(32)	—	—	—	—	—	—	(32)
Common stock transactions:
Impact of share repurchase	—	—	(36)	(1)	(339)	—	—	—	(340)
Impact of stock transactions under compensation plans, net	—	—	1	—	41	—	—	—	41
BALANCE AT DECEMBER 31, 2013	1	$450	1,378	$14	$19,216	$(2,216)	$(1,377)	$(319)	$15,768
_________

(1)
Represents unrealized losses on certain securities previously classified as available for sale securities that were transferred to held to maturity classification. Refer to Note 4 "Securities" for further details.

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2013	2012	2011
	(In millions)
Operating activities:
Net income	$1,122	$1,120	$(215)
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	138	213	1,530
Impairment of goodwill	—	—	745
Depreciation, amortization and accretion, net	645	717	683
Provision for losses on other real estate, net	18	22	124
Securities (gains) losses, net	(26)	(48)	(112)
Gain on disposition of business	—	(19)	—
Deferred income tax expense (benefit)	379	434	(23)
Originations and purchases of loans held for sale	(4,075)	(6,321)	(3,460)
Proceeds from sales of loans held for sale	5,051	6,002	4,767
(Gain) loss on sale of loans, net	(113)	(165)	(89)
(Gain) loss on early extinguishment of debt	61	11	—
(Gain) loss on sale of other assets	(24)	—	—
Net change in operating assets and liabilities:
Trading account securities	5	187	(150)
Other interest-earning assets	814	(181)	134
Interest receivable	31	14	60
Other assets	681	809	1,107
Other liabilities	(915)	(353)	(366)
Other	7	(1)	18
Net cash from operating activities	3,799	2,441	4,753
Investing activities:
Proceeds from sales of securities available for sale	3,828	2,571	7,859
Proceeds from maturities of securities held to maturity	76	5	9
Proceeds from maturities of securities available for sale	5,406	6,844	5,848
Purchases of securities available for sale	(7,050)	(11,571)	(14,592)
Proceeds from sales of loans	193	887	1,488
Purchases of loans	(978)	(882)	(1,884)
Purchases of servicing rights	(28)	—	—
Net change in loans	(1,386)	2,478	2,132
Net purchases of premises and equipment	(186)	(180)	(201)
Proceeds from disposition of business, net of cash transferred	—	855	—
Net cash from investing activities	(125)	1,007	659
Financing activities:
Net change in deposits	(3,021)	(153)	1,013
Net change in short-term borrowings	608	(564)	(870)
Proceeds from long-term borrowings	750	—	1,001
Payments on long-term borrowings	(1,717)	(2,201)	(6,004)
Cash dividends on common stock	(138)	(54)	(51)
Cash dividends on preferred stock	(32)	(48)	(175)
Net proceeds from issuance of Series A preferred stock	—	486	—
Net proceeds from issuance of common stock	—	875	—
Repurchase of common stock	(340)	—	—
Repurchase of Series A preferred stock and warrant issued to the U.S. Treasury	—	(3,545)	—
Net cash from financing activities	(3,890)	(5,204)	(5,086)
Net change in cash and cash equivalents	(216)	(1,756)	326
Cash and cash equivalents at beginning of year	5,489	7,245	6,919
Cash and cash equivalents at end of year	$5,273	$5,489	$7,245

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
Certain amounts in prior period financial statements have been reclassified to conform to the current period presentation, except as otherwise noted. These reclassifications are immaterial and have no effect on net income (loss), comprehensive income (loss), total assets or total stockholders’ equity as previously reported.
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

The following table summarizes supplemental cash flow information for the years ended December 31:

	2013	2012	2011
	(In millions)
Cash paid (received) during the period for:
Interest on deposits and borrowings	$416	$644	$919
Income taxes, net	54	80	(98)
Non-cash transfers:
Loans held for sale and loans transferred to other real estate	227	297	532
Loans transferred to loans held for sale(1)	712	341	973
Loans held for sale transferred to loans	26	8	—
Properties transferred to held for sale	6	—	51
Reduction of indemnification reserves	—	51	—
_________
(1) During the fourth quarter of 2013, Regions transferred approximately $535 million of primarily accruing restructured residential first mortgage loans to loans held for sale.
SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
Securities purchased under agreements to resell and securities sold under agreements to repurchase are treated as collateralized financing transactions. It is Regions’ policy to take possession of securities purchased under resell agreements either through direct delivery or a tri-party agreement.
TRADING ACCOUNT SECURITIES
Trading account securities, which are primarily held for employee benefit purposes as a funding mechanism for related liabilities, consist of debt and marketable equity securities and are carried at estimated fair value. See the “Fair Value Measurements” section below for discussion of determining fair value. Gains and losses, both realized and unrealized, related to continuing operations are included in other non-interest income.
SECURITIES
Management determines the appropriate accounting classification of debt and equity securities at the time of purchase, based on intent, and periodically re-evaluates such designations. Debt securities are classified as securities held to maturity when the Company has the intent and ability to hold the securities to maturity. Securities held to maturity are presented at amortized cost. Debt securities not classified as securities held to maturity or trading account securities and marketable equity securities not classified as trading account securities are classified as securities available for sale. Securities available for sale are presented at estimated fair value with changes in unrealized gains and losses, net of taxes, reported as a component of accumulated other comprehensive income (loss). See the “Fair Value Measurements” section below for discussion of determining fair value.
The amortized cost of debt securities classified as securities held to maturity and securities available for sale is adjusted for amortization of premiums and accretion of discounts to maturity, or in the case of mortgage-backed securities, over the estimated life of the security, using the interest method. Such amortization or accretion is included in interest income on securities. Realized gains and losses are included in net securities gains (losses). The cost of securities sold is based on the specific identification method.
The Company reviews its securities portfolio on a regular basis to determine if there are any conditions indicating that a security has other-than-temporary impairment. Factors considered in this determination include the length of time and the extent to which the market value has been below cost, the credit standing of the issuer, whether the Company expects to receive all scheduled principal and interest payments, Regions’ intent to sell and whether it is more likely than not that the Company will have to sell the security before its market value recovers. For debt securities, activity related to the credit loss component of other-than-temporary impairment is recognized in earnings, and the portion of other-than-temporary impairment related to all other factors is recognized in other accumulated comprehensive income (loss). Additionally, the Company recognizes impairment of available for sale equity securities when the cost basis is above the highest traded price within the past six months; the cost basis of the securities is adjusted to current fair value with the entire offset recorded in the statement of operations. Refer to Note 4 for further detail and information on securities.

LOANS HELD FOR SALE
Regions’ loans held for sale generally include commercial loans, investor real estate loans and residential real estate mortgage loans. Loans held for sale are recorded at either estimated fair value, if the fair value option is elected, or the lower of cost or estimated fair value. Regions has elected to account for residential real estate mortgages originated with the intent to sell at fair value. Intent is established for these 15 and 30-year conforming residential real estate mortgage loans when Regions enters into an interest rate lock commitment. Gains and losses on these residential mortgage loans held for sale for which the fair value option has been elected are included in mortgage income. Regions also transfers certain commercial, investor real estate, and residential real estate mortgage portfolio loans to held for sale when management has the intent to sell in the near term. These held for sale loans are recorded at the lower of cost or estimated fair value. At the time of transfer, write-downs on the loans are recorded as charge-offs and a new cost basis is established. Any subsequent lower of cost or market adjustment is determined on an individual loan basis and is recognized as a valuation allowance with any charges included in other non-interest expense. Gains and losses on the sale of these loans are included in other non-interest expense when realized. See the “Fair Value Measurements” section below for discussion of determining estimated fair value.
LOANS
Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are considered loans held for investment (or portfolio loans). Loans held for investment are carried at the principal amount outstanding, net of premiums, discounts, unearned income and deferred loan fees and costs. Regions' loan balance is comprised of commercial, investor real estate and consumer loans. Interest income on all types of loans is accrued based on the contractual interest rate and the principal amount outstanding, except for those loans classified as non-accrual. Premiums and discounts on purchased loans and non-refundable loan origination and commitment fees, net of direct costs of originating or acquiring loans, are deferred and recognized over the estimated lives of the related loans as an adjustment to the loans’ effective yield, which is included in interest income on loans. See Note 5 for further detail and information on loans.
Regions engages in both direct and leveraged lease financing. The net investment in direct financing leases is the sum of all minimum lease payments and estimated residual values, less unearned income. Unearned income is recognized over the terms of the leases to produce a level yield. The net investment in leveraged leases is the sum of all lease payments (less non-recourse debt payments) and estimated residual values, less unearned income. Income from leveraged leases is recognized over the term of the leases based on the unrecovered equity investment.
Regions determines past due or delinquency status of a loan based on contractual payment terms.
Commercial and investor real estate loans are placed on non-accrual if any of the following conditions occur: 1) collection in full of contractual principal and interest is no longer reasonably assured (even if current as to payment status), 2) a partial charge-off has occurred, unless the loan has been brought current under its contractual terms (original or restructured terms) and the full originally contracted principal and interest is considered to be fully collectible, or 3) the loan is delinquent on any principal or interest for 90 days or more unless the obligation is secured by collateral having a net realizable value (estimated fair value less costs to sell) sufficient to fully discharge the obligation and the loan is in the legal process of collection. Factors considered regarding full collection include assessment of changes in borrower’s cash flow, valuation of underlying collateral, ability and willingness of guarantors to provide credit support, and other conditions.
Charge-offs on commercial and investor real estate loans are primarily based on the facts and circumstances of the individual loan and occur when available information confirms the loan is not fully collectible and the loss is reasonably quantifiable. Factors considered in making these determinations are the borrower’s and any guarantor’s ability and willingness to pay, the status of the account in bankruptcy court (if applicable), and collateral value. Commercial and investor real estate loan relationships of $250,000 or less are subject to charge-off or charge down to net realizable value at 180 days past due, based on collateral value.
Non-accrual and charge-off decisions for consumer loans are dictated by the Federal Financial Institutions Examination Council’s (“FFIEC”) Uniform Retail Credit Classification and Account Management Policy which establishes standards for the classification and treatment of consumer loans. Non-accrual status is driven by the charge-off process as follows. If a consumer loan secured by real estate in a first lien position (residential first mortgage or home equity) becomes 180 days past due, Regions evaluates the loan for non-accrual status and potential charge-off based on net loan to value exposure. For home equity loans in a second lien position, the evaluation is performed at 120 days past due. If a loan is secured by collateral having a net realizable value sufficient to fully discharge the obligation, then a partial write-down is not necessary and the loan remains on accrual status, provided it is in the process of legal collection. If a partial charge-off is necessary as a result of the evaluation, then the remaining balance is placed on non-accrual. Consumer loans not secured by real estate are charged-off in full at either 120 days past due for closed-end loans, 180 days past due for open-end loans other than credit cards or the end of the month in which the loan becomes 180 days past due for credit cards.

When loans are placed on non-accrual status, the accrual of interest, amortization of loan premium, accretion of loan discount and amortization/accretion of deferred net loan fees/costs are discontinued. When a commercial or investor real estate loan is placed on non-accrual status, uncollected interest accrued in the current year is reversed and charged to interest income. Uncollected interest accrued from prior years on commercial and investor real estate loans placed on non-accrual status in the current year is charged against the allowance for loan losses. When a consumer loan is placed on non-accrual status, all uncollected interest accrued is reversed and charged to interest income due to immateriality. Interest collections on non-accrual loans are applied as principal reductions.
All loans on non-accrual status may be returned to accrual status and interest accrual resumed if both of the following conditions are met: 1) the loan is brought contractually current as to both principal and interest, and 2) future payments are reasonably expected to continue being received in accordance with the terms of the loan and repayment ability can be reasonably demonstrated.
ALLOWANCE FOR CREDIT LOSSES
Regions' allowance for credit losses (“allowance”) consists of two components: the allowance for loan and lease losses, which is recorded as a contra-asset to loans, and the reserve for unfunded credit commitments, which is recorded in other liabilities. The allowance is reduced by actual losses (charge-offs) and increased by recoveries, if any. Regions charges losses against the allowance in the period the loss is confirmed. All adjustments to the allowance for loan losses are charged directly to expense through the provision for loan losses. All adjustments to the reserve for unfunded credit commitments are recorded in other non-interest expense.
The allowance is maintained at a level believed appropriate by management to absorb probable credit losses inherent in the loan and unfunded credit commitment portfolios in accordance with GAAP and regulatory guidelines. Management’s determination of the appropriateness of the allowance is a quarterly process and is based on an evaluation and rating of the loan portfolio segments, historical loan loss experience, current economic conditions, collateral values of properties securing loans, levels of problem loans, volume, growth, quality and composition of the loan portfolio segments, regulatory guidance, and other relevant factors. Changes in any of these, or other factors, or the availability of new information, could require that the allowance be adjusted in future periods. Actual losses could vary from management’s estimates. Management attributes portions of the allowance to loans that it evaluates and determines to be impaired and to groups of loans that it evaluates collectively. However, the entire allowance is available to cover all charge-offs that arise from the loan portfolio.
CALCULATION OF ALLOWANCE FOR CREDIT LOSSES
Commercial and Investor Real Estate Components
Impaired Loans
Loans deemed to be impaired include non-accrual loans, excluding consumer loans, and all troubled debt restructurings (“TDRs”). Regions considers the current value of collateral, credit quality of any guarantees, guarantor’s liquidity and willingness to cooperate, the loan structure, and other factors when evaluating whether an individual loan is impaired. Other factors may include the industry and geographic region of the borrower, size and financial condition of the borrower, cash flow and leverage of the borrower and Regions’ evaluation of the borrower’s management. For non-accrual commercial and investor real estate loans (including TDRs) equal to or greater than $2.5 million, the allowance for loan losses is based on a note-level evaluation considering the facts and circumstances specific to each borrower. For these loans, Regions measures the level of impairment based on the present value of the estimated projected cash flows, the estimated value of the collateral or, if available, the observable market price. Regions generally uses the estimated projected cash flow method to measure impairment. For commercial and investor real estate accruing TDRs and non-accruing TDRs less than $2.5 million, the allowance for loan losses is based on a discounted cash flow analysis performed at the note level, where projected cash flows reflect credit losses based on statistical information (including historical default information) derived from loans with similar risk characteristics (e.g., credit quality indicator and product type) using probability of default (“PD”) and loss-given default (“LGD”) as described in the following paragraph. Beginning in the third quarter of 2013, for non-accrual commercial and investor real estate loans less than $2.5 million, the allowance for loan losses is based on the same discounted cash flow analysis as the accruing and non-accruing TDRs less than $2.5 million. This change in the estimation process did not have a material impact to the overall level of the allowance for loan losses or the provision for loan losses.
Non-Impaired Loans
For all other commercial and investor real estate loans, the allowance for loan losses is calculated at a pool level based on credit quality indicators and product type. Statistically determined PDs and LGDs are calculated based on historical default and loss information for similar loans. The historical default and loss information is measured over a relevant period for each loan pool. The pool level allowance is calculated using the PD and LGD estimates and is adjusted as appropriate based on additional analysis of long-term average loss experience compared to previously forecasted losses, external loss data and other risks identified from current economic conditions and credit quality trends. Various one year PD measurements are used in conjunction with life-of-loan LGD measurements to estimate incurred losses. As a result, losses are effectively covered over a two to three year period for loans that are currently in default and those estimated to default within the next twelve months.
Consumer Components
For consumer loans, the classes are segmented into pools of loans with similar risk characteristics. For most consumer loan pools, historical losses are the primary factor in establishing the allowance allocated to each pool. The twelve month loss rate is the basis for the allocation and it may be adjusted based on deteriorating trends, portfolio growth, or other factors determined by management to be relevant.

The allowance for loan losses for the residential first mortgage non-TDR pool is calculated based on a twelve-month historical loss rate segmented based on the following risk characteristics: past due and accrual status and further by geography, property use and amortization type for accruing, non-past due loans. The residential first mortgage non-TDR pool was segmented at this more granular level beginning in the first quarter of 2013 as part of the Company’s ongoing efforts to enhance the allowance calculation. The allowance for loan losses for residential first mortgage TDRs is calculated based on a discounted cash flow analysis on pools of homogeneous loans. Cash flows are projected using the restructured terms and then discounted at the original note rate. The projected cash flows assume a default rate, which is based on historical performance of residential first mortgage TDRs. The allowance for loan losses for the home equity pool is calculated based on a twelve-month historical loss rate segmented based on the following risk characteristics: lien position, TDR status, geography, nonaccrual and past due status, and refreshed FICO scores for accruing, non-past due loans. The home equity pool was segmented at this more granular level beginning in the first quarter of 2012 as part of the Company’s ongoing efforts to enhance the allowance calculation and in response to regulatory guidance issued during the first quarter of 2012.
Qualitative Factors
While quantitative allowance methodologies strive to reflect all risk factors, any estimate involves assumptions and uncertainties resulting in some level of imprecision. Imprecision exists in the estimation process due to the inherent time lag of obtaining information and variations between estimates and actual outcomes. Regions adjusts the allowance in consideration of quantitative and qualitative factors which may not be directly measured in the note-level or pooled calculations, including, but not limited to:

•	Credit quality trends,

•	Loss experience in particular portfolios,

•	Macroeconomic factors such as unemployment or real estate prices,

•	Changes in risk selection and underwriting standards,

•	Shifts in credit quality of consumer customers which is not yet reflected in the historical data.
Reserve for Unfunded Credit Commitments
In order to estimate a reserve for unfunded commitments, Regions uses a process consistent with that used in developing the allowance for loan losses. In the second quarter of 2012, the Company refined the methodology for estimation of the reserve for unfunded credit commitments. Before the change, the Company based the reserve for unfunded credit commitments on an analysis of the overall probability of funding and historical losses. Beginning with the second quarter of 2012, the reserve is based on an exposure at default (“EAD”) multiplied by a PD multiplied by an LGD. The EAD is estimated based on an analysis of historical funding patterns for defaulted loans in various categories. The PD and LGD align with the statistically-calculated parameters used to calculate the allowance for loan losses for various pools, which are based on credit quality indicators and product type. The methodology applies to commercial and investor real estate credit commitments and standby letters of credit that are not unconditionally cancellable.
Refer to Note 6 for further discussion regarding the calculation of the allowance for credit losses.
TROUBLED DEBT RESTRUCTURINGS
TDRs are loans in which the borrower is experiencing financial difficulty at the time of restructuring, and Regions has granted a concession to the borrower. TDRs are undertaken in order to improve the likelihood of recovery on the loan and may take the form of modifications made with the stated interest rate lower than the current market rate for new debt with similar risk, other modifications to the structure of the loan that fall outside of normal underwriting policies and procedures, or in limited circumstances forgiveness of principal and interest. TDRs can involve loans remaining on nonaccrual, moving to nonaccrual, or continuing on accrual status, depending on the individual facts and circumstances of the borrower. All loans with the TDR designation are considered to be impaired, even if they are accruing. See the “Calculation of Allowance For Credit Losses” section above for Regions’ allowance for loan losses methodology as related to TDRs.

Under the clarified guidance issued in April 2011, a modification is refutably considered to be a concession if the borrower could not access similar financing at market terms, even if Regions concludes that the borrower will ultimately pay all contractual amounts owed. As a result of the new clarification, the amount of Regions’ reported TDRs increased in the third quarter of 2011. Regions’ original maturities of loans being modified are relatively short (2-3 years), and the renewed term is typically comparable to the original maturity. Accordingly, Regions considers these modifications to be significant delays in the payment. Also, extensions are considered for TDR determinations because the renewed term is significant to the term of the original note.
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
Modified loans are subject to policies governing accrual/non-accrual evaluation consistent with all other loans of the same product type as discussed in the "Loans" section above. Because the CAP program was designed to evaluate potential participants as early as possible in the life cycle of the troubled loan, many of the modifications are finalized without the borrower ever reaching the applicable number of days past due, and with the loans having never been placed on non-accrual. Accordingly, given the positive impact of the restructuring on the likelihood of recovery of cash flows due under the modified terms, accrual status continues to be appropriate for these loans.
If loans characterized as TDRs perform according to the restructured terms for a satisfactory period of time (generally six consecutive months), the TDR designation may be removed in a new calendar year if the loan yields a market rate. The market rate assessment must be made at the date of the modification considering the terms that would be offered to a new borrower with a similar credit profile. Given the types of concessions currently being granted under the CAP as described above, Regions does not expect that the market rate condition will be widely achieved; accordingly, Regions expects loans modified through the CAP to remain identified as TDRs for the remaining term of the loan.
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
Regions enters into lease transactions for the right to use assets. These leases vary in term and, from time to time, include incentives and/or rent escalations. Examples of incentives include periods of “free” rent and leasehold improvement incentives. Regions recognizes incentives and escalations on a straight-line basis over the lease term as a reduction of or increase to rent expense, as applicable, within net occupancy expense in the consolidated statements of operations.

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
Regions uses the guideline public company method and the guideline transaction method as the two market approaches. The public company method applies a value multiplier derived from each reporting unit’s peer group to tangible book value (for Business Services and Consumer Services) or price to earnings (for Wealth Management) ratios and an implied control premium to the respective reporting unit. The control premium is evaluated and compared to similar financial services transactions considering the absolute and relative potential revenue synergies and cost savings. The transaction method applies a value multiplier to a financial metric of the reporting unit based on comparable observed purchase transactions in the financial services industry for the reporting unit (where available).

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
Other identifiable intangible assets, primarily core deposit intangibles and purchased credit card relationships, are reviewed at least annually (usually in the fourth quarter) for events or circumstances that could impact the recoverability of the intangible asset. These events could include loss of core deposits, significant losses of credit card accounts and/or balances, increased competition or adverse changes in the economy. To the extent other identifiable intangible assets are deemed unrecoverable, impairment losses are recorded in other non-interest expense and reduce the carrying amount of the asset.
Refer to Note 9 for further detail and discussion of the results of the goodwill and other identifiable intangibles impairment tests.
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
Regions has elected to account for its servicing assets using the fair value measurement method. Under the fair value measurement method, servicing assets are measured at estimated fair value each period with changes in fair value recorded as a component of mortgage income. The fair value of mortgage servicing rights is calculated using various assumptions including future cash flows, market discount rates, expected prepayment rates, servicing costs and other factors. A significant change in prepayments of mortgages in the servicing portfolio could result in significant changes in the valuation adjustments, thus creating potential volatility in the carrying amount of mortgage servicing rights. The valuation method relies on an option-adjusted spread ("OAS") to consider prepayment risk and equate the asset's discounted cash flows to its market price. See the “Fair Value Measurements” section below for additional discussion regarding determination of fair value.
Refer to Note 7 for further information on servicing of financial assets.
FORECLOSED PROPERTY AND OTHER REAL ESTATE
Other real estate and certain other assets acquired in satisfaction of indebtedness (“foreclosure”) are carried in other assets at the lower of the recorded investment in the loan or estimated fair value less estimated costs to sell the property. At the date of transfer, when the recorded investment in the loan exceeds the property’s estimated fair value less costs to sell, write-downs are recorded as estimated charge-offs against the allowance. Regions allows a period of up to 60 days after the date of transfer to record finalized write-downs as charge-offs against the allowance in order to properly accumulate all related invoices and updated valuation information, if necessary. Subsequent to transfer, Regions obtains valuations from professional valuation experts and/or third party appraisers on at least an annual basis. See the “Fair Value Measurements” section below for additional discussion regarding determination of fair value. Subsequent to transfer and the additional 60 days, any further write-downs are recorded as other non-interest expense. Gain or loss on the sale of foreclosed property and other real estate is included in other non-interest expense. At December 31, 2013 and 2012, the carrying values of foreclosed properties were approximately $136 million and $149 million, respectively.
From time to time, assets classified as premises and equipment are transferred to held for sale for various reasons. These assets are carried in other assets at the lower of the recorded investment in the asset or fair value less estimated cost to sell based upon the property’s appraised value at the date of transfer. Any write-downs of property held for sale are recorded as other non-interest expense. At December 31, 2013 and 2012, the carrying values of premises and equipment held for sale were approximately $22 million and $20 million, respectively.
DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
The Company enters into derivative financial instruments to manage interest rate risk, facilitate asset/liability management strategies and manage other exposures. These instruments primarily include interest rate swaps, options on interest rate swaps, interest rate caps and floors, Eurodollar futures, forward rate contracts and forward sale commitments. All derivative financial instruments are recognized on the consolidated balance sheets as other assets or other liabilities, as applicable, at estimated fair value. Regions enters into master netting agreements with counterparties and/or requires collateral to cover exposures. In at least some cases, counterparties post collateral at a zero threshold regardless of credit rating.
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
When a hedge is terminated or hedge accounting is discontinued because the hedged item no longer meets the definition of a firm commitment, or because it is probable that the forecasted transaction will not occur by the end of the specified time period, the derivative will continue to be recorded as an other asset or other liability in the consolidated balance sheets at its estimated fair value, with changes in fair value recognized in capital markets fee income and other. Any asset or liability that was recorded pursuant to recognition of the firm commitment is removed from the consolidated balance sheets and recognized in other non-interest expense. Gains and losses that were unrecognized and accumulated in accumulated other comprehensive income (loss) pursuant to the hedge of a forecasted transaction are recognized immediately in other non-interest expense.
Derivative contracts related to continuing operations that do not qualify for hedge accounting are classified as other assets or liabilities with gains and losses related to the change in fair value recognized in capital markets fee income and other or mortgage income, as applicable, in the statements of operations during the period. These positions, as well as non-derivative instruments, are used to mitigate economic and accounting volatility related to customer derivative transactions, the mortgage pipeline and the fair value of of mortgage servicing rights. Derivative contracts that were related to Morgan Keegan activities are included in discontinued operations.
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
Concurrent with the election to use fair value measurement for mortgage servicing rights, Regions began using various derivative instruments to mitigate the impact of changes in the fair value of mortgage servicing rights in the statements of operations. This effort may involve the use of various derivative instruments, including, but not limited to, forwards, futures, swaps and options. These derivatives are carried at estimated fair value, with changes in fair value reported in mortgage income.
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
The Company evaluates the realization of deferred tax assets based on all positive and negative evidence available at the balance sheet date. Realization of deferred tax assets is based on the Company’s judgments about relevant factors affecting their realization, including taxable income within any applicable carryback periods, future projected taxable income, reversal of taxable temporary differences and other tax-planning strategies to maximize realization of the deferred tax assets. A valuation allowance is recorded for any deferred tax assets that are not more-likely-than-not to be realized.
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
SHARE-BASED PAYMENTS

Regions sponsors stock plans which most commonly include restricted stock (i.e., unvested common stock), restricted stock units, performance stock units and stock options. The Company accounts for share-based payments under the fair value recognition provisions whereby compensation cost is measured based on the estimated fair value of the award at the grant date and is recognized in the consolidated financial statements on a straight-line basis over the requisite service period for service-based awards. The fair value of restricted stock, restricted stock units or performance stock units is determined based on the closing price of Regions’ common stock on the date of grant. Historical data is also used to estimate future employee attrition, which is used to calculate an expected forfeiture rate. The fair value of stock options where vesting is based on service is estimated at the date of grant using a Black-Scholes option pricing model and related assumptions. Expected volatility considers implied volatility from traded options on the Company’s stock and, primarily, historical volatility of the Company’s stock. Regions considers historical data to estimate future option exercise behavior, which is used to derive an option’s expected term. The expected term represents the period of time that options are expected to be outstanding from the grant date. Historical data is also used to estimate future employee attrition, which is used to calculate an expected forfeiture rate. Groups of employees that have similar historical exercise behavior are reviewed and considered for valuation purposes. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant and the weighted-average expected life of the grant. Regions issues new common shares to settle stock options.
See Note 16 for further discussion and details of share-based payments.

REVENUE RECOGNITION
The largest source of revenue for Regions is interest income. Interest income is recognized using the interest method driven by nondiscretionary formulas based on written contracts, such as loan agreements or securities contracts. Credit-related fees, including letter of credit fees, finance charges and fees related to credit cards are recognized in non-interest income when earned. Regions recognizes commission revenue and exchange and clearance fees on a trade-date basis. Other types of non-interest revenues, such as service charges on deposits, interchange income on credit cards and trust revenues, are accrued and recognized into income as services are provided and the amount of fees earned are reasonably determinable.

PER SHARE AMOUNTS
Earnings (loss) per common share computations are based upon the weighted-average number of shares outstanding during the period. Diluted earnings (loss) per common share computations are based upon the weighted-average number of shares outstanding during the period, plus the effect of outstanding stock options and stock performance awards if dilutive. If applicable, the diluted earnings (loss) per common share computation also assumes conversion of any outstanding convertible preferred stock and warrants, unless such an assumed conversion would be antidilutive. Refer to Note 15 for additional information.
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

ITEMS MEASURED AT FAIR VALUE ON A RECURRING BASIS
Trading account securities, securities available for sale, certain mortgage loans held for sale, mortgage servicing rights, derivative assets and derivative liabilities are recorded at fair value on a recurring basis. Below is a description of valuation methodologies for these assets and liabilities.

Trading account securities and securities available for sale consist of U.S. Treasuries, obligations of states and political subdivisions, mortgage-backed securities (including agency securities), other debt securities and equity securities.

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

Regions’ trading account securities and the majority of securities available for sale are valued using third-party pricing services. To validate pricing related to investment securities held in the trading account securities portfolios, pricing received from third-party pricing services is compared to available market data for reasonableness and/or pricing information from other third-party pricing services.
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
Loans held for sale for which the fair value option has not been elected are recorded at the lower of cost or fair value and therefore are reported at fair value on a non-recurring basis. The fair values for commercial loans held for sale that are based on formally committed loan sale prices or valuations performed using observable inputs are classified as a Level 2 measurement. If no formally committed sales price is available, a professional valuation is obtained, consistent with the process described above for foreclosed property and other real estate.
Certain residential first mortgage loans were transferred to held for sale status late in the fourth quarter of 2013. These loans were written down to their estimated fair value upon transfer based on estimated third-party valuations utilizing recent sales data for similar transactions. Broker opinion statements were also obtained as additional evidence to support the estimated third-party valuations. The discounts taken were intended to represent the perspective of a market participant, considering among other things, required investor returns which include liquidity discounts reflected in similar bulk transactions. These unobservable inputs are considered Level 3 measurements.
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
RECENT ACCOUNTING PRONOUNCEMENTS AND ACCOUNTING CHANGES

In December 2011, the Financial Accounting Standards Board ("FASB") issued new accounting guidance that eliminates offsetting of financial instruments disclosure differences between GAAP and International Financial Reporting Standards ("IFRS"). New disclosures are required for recognized financial instruments, such as derivatives, repurchase agreements, and reverse repurchase agreements, that are either (1) offset on the balance sheet in accordance with the FASB's offsetting guidance or (2) subject to an enforceable master netting arrangement or similar agreement, regardless of whether they are offset in accordance with the FASB's offsetting guidance. The objective of the new disclosure requirements is to enable users of the financial statements to evaluate the effect or potential effect of netting arrangements on an entity's financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments. This amended guidance was applied retrospectively and was effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. Regions adopted this guidance beginning with first quarter 2013 financial reporting. See Notes 11 and 20 for the newly-required disclosures.
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
In February 2013, the FASB issued new accounting guidance related to disclosure of significant amounts reclassified out of accumulated other comprehensive income by component and the respective line items of net income. The guidance was effective for fiscal periods beginning after December 15, 2012. Regions adopted this guidance beginning with the first quarter 2013 financial reporting. See Note 14 for the newly-required disclosure.

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
FUTURE APPLICATION OF ACCOUNTING STANDARDS

In January 2014, the FASB issued new accounting guidance related to the accounting for investments in qualified affordable housing projects. The guidance allows the holder of low income housing tax credit ("LIHTC") investments to apply a proportional amortization method that would recognize the cost of the investment as a part of income tax expense, provided that the investment meets certain criteria. The guidance is silent regarding statement of financial position classification, although it would not be appropriate to classify the investment as a deferred tax asset. The decision to apply the proportional amortization method is an accounting policy election. Entities may also elect to continue to account for these investments using the equity method. The guidance will be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. Early adoption is permitted. Regions is in the process of reviewing the potential impact the adoption of this guidance will have to its consolidated financial statements.

In January 2014, the FASB issued new accounting guidance regarding the reclassification of residential real estate collateralized consumer mortgage loans upon foreclosures. The guidance requires reclassification of a consumer mortgage loan to other real estate owned upon obtaining legal title to the residential property, which could occur either through foreclosure or through a deed in lieu of foreclosure or similar legal agreement. The existence of a borrower redemption right will not prevent the lender from reclassifying a loan to real estate once the lender obtains legal title to the property. In addition, entities are required to disclose the amount of foreclosed residential real estate properties and the recorded investment in residential real estate mortgage loans in the process of foreclosure on both an interim and annual basis. The guidance may be applied prospectively or on a modified retrospective basis in fiscal years, and interim periods within those fiscal years, beginning after December 15, 2014. Early adoption is permitted. Regions is in the process of reviewing the potential impact the adoption of this guidance will have to its consolidated financial statements.

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
Regions owned the common stock of subsidiary business trusts, which had issued mandatorily redeemable preferred capital securities (“trust preferred securities”) in the aggregate of approximately $1 billion at the time of issuance. The aggregate principal amount of trust preferred securities outstanding at December 31, 2012 was approximately $498 million. These trusts met the definition of a VIE of which Regions was not the primary beneficiary; the trusts’ only assets were junior subordinated debentures issued by Regions, which were acquired by the trusts using the proceeds from the issuance of the trust preferred securities and common stock. These junior subordinated debentures were all redeemed during 2013. Prior to the redemption, these junior subordinated debentures were included in long-term borrowings and Regions’ equity interests in the business trusts were included in other assets. Interest expense on the junior subordinated debentures was reported in interest expense on long-term borrowings.
Regions periodically invests in various limited partnerships that sponsor affordable housing projects, which are funded through a combination of debt and equity. These partnerships meet the definition of a VIE. Due to the nature of the management activities of the general partner, Regions is not the primary beneficiary of these partnerships and accounts for these investments in other assets on the consolidated balance sheets using the equity method. Regions reports its equity share of the partnership gains and losses as an adjustment to non-interest income. Regions reports its commitments to make future investments in other liabilities on the consolidated balance sheets. The Company also receives tax credits, which are reported as a reduction of income tax expense (or increase to income tax benefit). Additionally, Regions has short-term construction loans or letters of credit commitments with certain limited partnerships. The funded portion of the short-term loans and letters of credit is classified as commercial and industrial loans or investor real estate construction loans, as applicable, on the consolidated balance sheets. Regions also has long-term mortgage loans with certain limited partnerships. These long-term loans are classified as investor real estate mortgage loans in Note 5.
A summary of Regions’ equity method investments and related loans and letters of credit, representing Regions’ maximum exposure to loss as of December 31 is as follows:

	2013	2012
	(In millions)
Equity method investments included in other assets	$863	$774
Unfunded commitments included in other liabilities	267	197
Short-term construction loans and letters of credit commitments	227	165
Funded portion of short-term loans and letters of credit	110	82

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
The following table represents the condensed results of operations for discontinued operations:

	Year Ended December 31
	2013	2012	2011
	(In millions, except per share data)
Interest income	$—	$8	$37
Interest expense	—	1	6
Net interest income	—	7	31
Non-interest income:
Brokerage, investment banking and capital markets	—	233	938
Gain on sale	—	19	—
Other	—	12	57
Total non-interest income	—	264	995
Non-interest expense:
Salaries and employee benefits	—	171	644
Net occupancy expense	—	9	36
Furniture and equipment expense	—	8	30
Goodwill impairment	—	—	492
Professional and legal expenses	23	152	93
Other	1	30	139
Total non-interest expense	24	370	1,434
Income (loss) from discontinued operations before income taxes	(24)	(99)	(408)
Income tax expense (benefit)	(11)	(40)	(4)
Income (loss) from discontinued operations, net of tax	$(13)	$(59)	$(404)
Earnings (loss) per common share from discontinued operations:
Basic	$(0.01)	$(0.04)	$(0.32)
Diluted	$(0.01)	$(0.04)	$(0.32)

NOTE 4. SECURITIES
The amortized cost, gross unrealized gains and losses, and estimated fair value of securities held to maturity and securities available for sale are as follows:

	December 31, 2013
		Recognized in OCI (1)			Not recognized in OCI
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Securities held to maturity:
U.S. Treasury securities	$1	$—	$—	$1	$—	$—	$1
Federal agency securities	351	—	(15)	336	—	(3)	333
Mortgage-backed securities:
Residential agency	1,878	—	(81)	1,797	—	(37)	1,760
Commercial agency	227	—	(8)	219	—	(6)	213
	$2,457	$—	$(104)	$2,353	$—	$(46)	$2,307

Securities available for sale:
U.S. Treasury securities	$56	$—	$—	$56			$56
Federal agency securities	88	1	—	89			89
Obligations of states and political subdivisions	5	—	—	5			5
Mortgage-backed securities:
Residential agency	15,664	183	(170)	15,677			15,677
Residential non-agency	8	1	—	9			9
Commercial agency	947	4	(16)	935			935
Commercial non-agency	1,232	12	(33)	1,211			1,211
Corporate and other debt securities	2,855	44	(72)	2,827			2,827
Equity securities	664	12	—	676			676
	$21,519	$257	$(291)	$21,485			$21,485
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

	December 31, 2013	December 31, 2012
	(In millions)
Federal Reserve Bank	$472	$484
Federal Home Loan Bank	67	73
Securities with carrying values of $12.5 billion and $11.8 billion at December 31, 2013 and 2012, respectively, were pledged to secure public funds, trust deposits and certain borrowing arrangements.

The amortized cost and estimated fair value of securities available for sale and securities held to maturity at December 31, 2013, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(In millions)
Securities held to maturity:
Due in one year or less	$1	$1
Due after one year through five years	1	1
Due after five years through ten years	350	332
Mortgage-backed securities:
Residential agency	1,878	1,760
Commercial agency	227	213
	$2,457	$2,307
Securities available for sale:
Due in one year or less	$50	$50
Due after one year through five years	1,080	1,094
Due after five years through ten years	1,511	1,470
Due after ten years	363	363
Mortgage-backed securities:
Residential agency	15,664	15,677
Residential non-agency	8	9
Commercial agency	947	935
Commercial non-agency	1,232	1,211
Equity securities	664	676
	$21,519	$21,485

The following tables present gross unrealized losses and the related estimated fair value of securities available for sale and held to maturity at December 31, 2013 and for securities available for sale at December 31, 2012. There were no gross unrealized losses on debt securities held to maturity at December 31, 2012. For securities transferred to held to maturity from available for sale, the analysis in the tables below is comparing the securities' original amortized cost to its current estimated fair value. These securities are segregated between investments that have been in a continuous unrealized loss position for less than twelve months and twelve months or more.

	December 31, 2013
	Less Than Twelve Months		Twelve Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In millions)
Securities held to maturity:
Federal agency securities	$190	$(9)	$142	$(8)	$332	$(17)
Mortgage-backed securities:
Residential agency	1,236	(77)	521	(41)	1,757	(118)
Commercial agency	212	(15)	—	—	212	(15)
	$1,638	$(101)	$663	$(49)	$2,301	$(150)

Securities available for sale:
U.S. Treasury securities	$15	$—	$1	$—	$16	$—
Federal agency securities	3	—	9	—	12	—
Mortgage-backed securities:
Residential agency	6,153	(161)	270	(9)	6,423	(170)
Commercial agency	610	(17)	—	—	610	(17)
Commercial non-agency	711	(30)	62	(3)	773	(33)
All other securities	1,422	(58)	209	(13)	1,631	(71)
	$8,914	$(266)	$551	$(25)	$9,465	$(291)

	December 31, 2012
	Less Than Twelve Months		Twelve Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In millions)
Securities available for sale:
Federal agency securities	$350	$(1)	$—	$—	$350	$(1)
Mortgage-backed securities:
Residential agency	1,777	(16)	157	(2)	1,934	(18)
All other securities	884	(9)	—	—	884	(9)
	$3,011	$(26)	$157	$(2)	$3,168	$(28)

The number of individual securities in an unrealized loss position in the tables above increased from 378 at December 31, 2012 to 1,052 at December 31, 2013. The increase in the number of securities and the total amount of unrealized losses from year-end 2012 was primarily due to changes in interest rates. In some instances, spread widening also contributed to some degradation; however, there was no indication of an adverse change in credit on any of the underlying securities in the tables above. Management believes no individual unrealized loss represented an other-than-temporary impairment as of those dates. The Company does not intend to sell, and it is not more likely than not that the Company will be required to sell, the securities before the recovery of their amortized cost basis, which may be at maturity.
Credit-related impairment charges were immaterial for the years ended December 31, 2013, 2012 and 2011.

Gross realized gains and gross realized losses on sales of securities available for sale for years ended December 31 are shown in the table below. The cost of securities sold is based on the specific identification method.

	2013	2012	2011
	(In millions)
Gross realized gains	$55	$49	$112
Gross realized losses	(29)	(1)	—
Securities gains, net	$26	$48	$112

NOTE 5. LOANS
The following table presents the distribution of Regions' loan portfolio by segment and class, net of unearned income as of December 31:

	2013	2012
	(In millions)
Commercial and industrial	$29,413	$26,674
Commercial real estate mortgage—owner-occupied	9,495	10,095
Commercial real estate construction—owner-occupied	310	302
Total commercial	39,218	37,071
Commercial investor real estate mortgage	5,318	6,808
Commercial investor real estate construction	1,432	914
Total investor real estate	6,750	7,722
Residential first mortgage	12,163	12,963
Home equity	11,294	11,800
Indirect	3,075	2,336
Consumer credit card	948	906
Other consumer	1,161	1,197
Total consumer	28,641	29,202
Total loans, net of unearned income (1)	$74,609	$73,995
_________

(1)	Loans are presented net of unearned income, unamortized discounts and premiums and net deferred loan costs of $576 million and $756 million at December 31, 2013 and 2012, respectively.
During 2013 and 2012, Regions purchased approximately $978 million and $882 million, respectively, in indirect loans from a third party.
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
The following tables include details regarding Regions’ investment in leveraged leases included within the commercial and industrial loan portfolio class as of and for the years ended December 31:

	2013	2012
	(In millions)
Rentals receivable	$442	$673
Estimated residuals on leveraged leases	304	312
Unearned income on leveraged leases	387	551

	2013	2012	2011
	(In millions)
Pre-tax income from leveraged leases	$45	$43	$46
Income tax expense on income from leveraged leases	37	35	45
The income above does not include leveraged lease termination gains of $39 million, $14 million and $8 million with related income tax expense of $33 million, $11 million and zero for the years ended December 31, 2013, 2012 and 2011, respectively.
At December 31, 2013, $14 billion in loans held by Regions were pledged to secure borrowings from the FHLB. At December 31, 2013, an additional $29 billion of loans held by Regions were pledged to the Federal Reserve Bank.
NOTE 6. ALLOWANCE FOR CREDIT LOSSES
Regions determines the appropriate level of the allowance on at least a quarterly basis. The methodology is described in Note 1 "Summary of Significant Accounting Policies."
ROLLFORWARD OF ALLOWANCE FOR CREDIT LOSSES
The following tables present analyses of the allowance for credit losses by portfolio segment for the years ended December 31, 2013, 2012 and 2011. The total allowance for loan losses and the related loan portfolio ending balances are then disaggregated to detail the amounts derived through individual evaluation and collective evaluation for impairment. Prior to the second quarter of 2013, only impaired loans with the amount of impairment measured at a note-level (i.e. non-accrual commercial and investor real-estate loans greater than or equal to $2.5 million) were reported as individually evaluated in the tables below. In the second quarter of 2013, Regions revised its presentation to also reflect all TDRs as individually evaluated for impairment through the use of a discounted cash flow analysis at a pool level as described in Note 1. The allowance for loan losses and the loan portfolio ending balances related to collectively evaluated loans included the remainder of the portfolio. Prior period amounts were reclassified to conform to this presentation.
Beginning in the third quarter of 2013, Regions revised its estimation process for non-accrual commercial and investor real-estate loans less than $2.5 million to utilize the same discounted cash flow analysis used for accruing and non-accruing TDRs less than $2.5 million as described in Note 1. This change in the estimation process did not have a material impact to the overall level of the allowance for loan losses or the provision for loan losses. As a result, the December 31, 2013 allowance for loan losses and the loan portfolio ending balances for loans individually evaluated for impairment reflect this revision in the tables below.

	2013
	Commercial	Investor Real Estate	Consumer	Total
	(In millions)
Allowance for loan losses, January 1, 2013	$847	$469	$603	$1,919
Provision (credit) for loan losses	103	(203)	238	138
Loan losses:
Charge-offs	(312)	(70)	(516)	(898)
Recoveries	73	40	69	182
Net loan losses	(239)	(30)	(447)	(716)
Allowance for loan losses, December 31, 2013	711	236	394	1,341
Reserve for unfunded credit commitments, January 1, 2013	69	10	4	83
Provision (credit) for unfunded credit losses	(6)	2	(1)	(5)
Reserve for unfunded credit commitments, December 31, 2013	63	12	3	78
Allowance for credit losses, December 31, 2013	$774	$248	$397	$1,419
Portion of ending allowance for loan losses:
Individually evaluated for impairment	$230	$118	$98	$446
Collectively evaluated for impairment	481	118	296	895
Total allowance for loan losses	$711	$236	$394	$1,341
Portion of loan portfolio ending balance:
Individually evaluated for impairment	$1,022	$761	$883	$2,666
Collectively evaluated for impairment	38,196	5,989	27,758	71,943
Total loans evaluated for impairment	$39,218	$6,750	$28,641	$74,609

	2012
	Commercial	Investor Real Estate	Consumer	Total
	(In millions)
Allowance for loan losses, January 1, 2012	$1,030	$991	$724	$2,745
Provision (credit) for loan losses	144	(295)	364	213
Loan losses:
Charge-offs	(404)	(272)	(547)	(1,223)
Recoveries	77	45	62	184
Net loan losses	(327)	(227)	(485)	(1,039)
Allowance for loan losses, December 31, 2012	847	469	603	1,919
Reserve for unfunded credit commitments, January 1, 2012	30	26	22	78
Provision (credit) for unfunded credit losses	39	(16)	(18)	5
Reserve for unfunded credit commitments, December 31, 2012	69	10	4	83
Allowance for credit losses, December 31, 2012	$916	$479	$607	$2,002
Portion of ending allowance for loan losses:
Individually evaluated for impairment*	$214	$211	$196	$621
Collectively evaluated for impairment*	633	258	407	1,298
Total allowance for loan losses	$847	$469	$603	$1,919
Portion of loan portfolio ending balance:
Individually evaluated for impairment*	$1,047	$1,257	$1,653	$3,957
Collectively evaluated for impairment*	36,024	6,465	27,549	70,038
Total loans evaluated for impairment	$37,071	$7,722	$29,202	$73,995

	2011
	Commercial	Investor Real Estate	Consumer	Total
	(In millions)
Allowance for loan losses, January 1, 2011	$1,055	$1,370	$760	$3,185
Provision (credit) for loan losses	475	468	587	1,530
Loan losses:
Charge-offs	(550)	(880)	(677)	(2,107)
Recoveries	50	33	54	137
Net loan losses	(500)	(847)	(623)	(1,970)
Allowance for loan losses, December 31, 2011	1,030	991	724	2,745
Reserve for unfunded credit commitments, January 1, 2011	32	16	23	71
Provision (credit) for unfunded credit losses	(2)	10	(1)	7
Reserve for unfunded credit commitments, December 31, 2011	30	26	22	78
Allowance for credit losses, December 31, 2011	$1,060	$1,017	$746	$2,823
Portion of ending allowance for loan losses:
Individually evaluated for impairment*	$249	$462	$226	$937
Collectively evaluated for impairment*	781	529	498	1,808
Total allowance for loan losses	$1,030	$991	$724	$2,745
Portion of loan portfolio ending balance:
Individually evaluated for impairment*	$1,090	$1,707	$1,606	$4,403
Collectively evaluated for impairment*	34,935	9,020	29,236	73,191
Total loans evaluated for impairment	$36,025	$10,727	$30,842	$77,594
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
Consumer—The consumer loan portfolio segment includes residential first mortgage, home equity, indirect, consumer credit card, and other consumer loans. Residential first mortgage loans represent loans to consumers to finance a residence. These loans are typically financed over a 15 to 30 year term and, in most cases, are extended to borrowers to finance their primary residence. Home equity lending includes both home equity loans and lines of credit. This type of lending, which is secured by a first or second mortgage on the borrower’s residence, allows customers to borrow against the equity in their home. Real estate market values at the time the loan or line is secured directly affect the amount of credit extended. Additionally, changes in these values impact the depth of potential losses. Indirect lending, which is lending initiated through third-party business partners, is largely comprised of loans made through automotive dealerships. Consumer credit card includes Regions branded consumer credit card accounts.

Other consumer loans include direct consumer installment loans and overdrafts. Loans in this portfolio segment are sensitive to unemployment and other key consumer economic measures.
CREDIT QUALITY INDICATORS
The following tables present credit quality indicators for the loan portfolio segments and classes, excluding loans held for sale, as of December 31, 2013 and 2012. Commercial and investor real estate loan portfolio segments are detailed by categories related to underlying credit quality and probability of default. Regions assigns these categories at loan origination and reviews the relationship utilizing a risk-based approach on, at minimum, an annual basis or at any time management becomes aware of information affecting the borrowers' ability to fulfill their obligations. Both quantitative and qualitative factors are considered in this review process. These categories are utilized to develop the associated allowance for credit losses.

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

•
Substandard Accrual—includes obligations that exhibit a well-defined weakness which presently jeopardizes debt repayment, even though they are currently performing. These obligations are characterized by the distinct possibility that the Company may incur a loss in the future if these weaknesses are not corrected; and

•	Non-accrual—includes obligations where management has determined that full payment of principal and interest is in doubt.
Substandard accrual and non-accrual loans are often collectively referred to as “classified”. Special mention, substandard accrual and non-accrual loans are often collectively referred to as “criticized and classified”. Classes in the consumer portfolio segment are disaggregated by accrual status.

	2013
	Pass	Special Mention	Substandard Accrual	Non-accrual	Total
	(In millions)
Commercial and industrial	$28,282	$395	$479	$257	$29,413
Commercial real estate mortgage—owner-occupied	8,593	191	408	303	9,495
Commercial real estate construction—owner-occupied	264	25	4	17	310
Total commercial	$37,139	$611	$891	$577	$39,218
Commercial investor real estate mortgage	$4,479	$269	$332	$238	$5,318
Commercial investor real estate construction	1,335	47	40	10	1,432
Total investor real estate	$5,814	$316	$372	$248	$6,750

			Accrual	Non-accrual	Total
			(In millions)
Residential first mortgage			$12,017	$146	$12,163
Home equity			11,183	111	11,294
Indirect			3,075	—	3,075
Consumer credit card			948	—	948
Other consumer			1,161	—	1,161
Total consumer			$28,384	$257	$28,641
					$74,609

	2012
	Pass	Special Mention	Substandard Accrual	Non-accrual	Total
	(In millions)
Commercial and industrial	$25,225	$560	$480	$409	$26,674
Commercial real estate mortgage—owner-occupied	8,976	240	440	439	10,095
Commercial real estate construction—owner-occupied	278	3	7	14	302
Total commercial	$34,479	$803	$927	$862	$37,071
Commercial investor real estate mortgage	$5,089	$435	$827	$457	$6,808
Commercial investor real estate construction	733	98	63	20	914
Total investor real estate	$5,822	$533	$890	$477	$7,722

			Accrual	Non-accrual	Total
			(In millions)
Residential first mortgage			$12,749	$214	$12,963
Home equity			11,672	128	11,800
Indirect			2,336	—	2,336
Consumer credit card			906	—	906
Other consumer			1,197	—	1,197
Total consumer			$28,860	$342	$29,202
					$73,995

AGING ANALYSIS
The following tables include an aging analysis of days past due (DPD) for each portfolio segment and class as of December 31, 2013 and 2012:

	2013
	Accrual Loans
	30-59 DPD	60-89 DPD	90+ DPD	Total 30+ DPD	Total Accrual	Non-accrual	Total
	(In millions)
Commercial and industrial	$29	$14	$6	$49	$29,156	$257	$29,413
Commercial real estate mortgage—owner-occupied	30	26	6	62	9,192	303	9,495
Commercial real estate construction—owner-occupied	—	—	—	—	293	17	310
Total commercial	59	40	12	111	38,641	577	39,218
Commercial investor real estate mortgage	29	6	6	41	5,080	238	5,318
Commercial investor real estate construction	4	1	—	5	1,422	10	1,432
Total investor real estate	33	7	6	46	6,502	248	6,750
Residential first mortgage	130	74	248	452	12,017	146	12,163
Home equity	95	51	75	221	11,183	111	11,294
Indirect	39	11	5	55	3,075	—	3,075
Consumer credit card	8	5	12	25	948	—	948
Other consumer	14	5	4	23	1,161	—	1,161
Total consumer	286	146	344	776	28,384	257	28,641
	$378	$193	$362	$933	$73,527	$1,082	$74,609

	2012
	Accrual Loans
	30-59 DPD	60-89 DPD	90+ DPD	Total 30+ DPD	Total Accrual	Non-accrual	Total
	(In millions)
Commercial and industrial	$27	$23	$19	$69	$26,265	$409	$26,674
Commercial real estate mortgage—owner-occupied	49	28	6	83	9,656	439	10,095
Commercial real estate construction—owner-occupied	—	—	—	—	288	14	302
Total commercial	76	51	25	152	36,209	862	37,071
Commercial investor real estate mortgage	38	42	11	91	6,351	457	6,808
Commercial investor real estate construction	1	1	—	2	894	20	914
Total investor real estate	39	43	11	93	7,245	477	7,722
Residential first mortgage	149	86	307	542	12,749	214	12,963
Home equity	100	53	87	240	11,672	128	11,800
Indirect	31	9	3	43	2,336	—	2,336
Consumer credit card	7	7	14	28	906	—	906
Other consumer	19	5	3	27	1,197	—	1,197
Total consumer	306	160	414	880	28,860	342	29,202
	$421	$254	$450	$1,125	$72,314	$1,681	$73,995

IMPAIRED LOANS
The following tables present details related to the Company’s impaired loans as of December 31, 2013 and 2012. Loans deemed to be impaired include all non-accrual commercial and investor real estate loans (including those less than $2.5 million), excluding leases, and all troubled debt restructurings ("TDRs"). Loans which have been fully charged-off do not appear in the tables below.

	Non-accrual Impaired Loans 2013
			Book Value(3)
	Unpaid Principal Balance(1)	Charge-offs and Payments Applied(2)	Total Impaired Loans on Non-accrual Status	Impaired Loans on Non-accrual Status with No Related Allowance	Impaired Loans on Non-accrual Status with Related Allowance	Related Allowance for Loan Losses	Coverage %(4)
	(Dollars in millions)
Commercial and industrial	$280	$48	$232	$45	$187	$72	42.9%
Commercial real estate mortgage—owner-occupied	343	40	303	54	249	92	38.5
Commercial real estate construction—owner-occupied	17	—	17	—	17	8	47.1
Total commercial	640	88	552	99	453	172	40.6
Commercial investor real estate mortgage	306	68	238	17	221	68	44.4
Commercial investor real estate construction	15	5	10	—	10	3	53.3
Total investor real estate	321	73	248	17	231	71	44.9
Residential first mortgage	112	37	75	—	75	12	43.8
Home equity	17	—	17	—	17	1	5.9
Total consumer	129	37	92	—	92	13	38.8
	$1,090	$198	$892	$116	$776	$256	41.7%

	Accruing Impaired Loans 2013
	Unpaid Principal Balance(1)	Charge-offs and Payments Applied(2)	Book Value(3)	Related Allowance for Loan Losses	Coverage %(4)
	(Dollars in millions)
Commercial and industrial	$245	$2	$243	$34	14.7%
Commercial real estate mortgage—owner-occupied	209	7	202	23	14.4
Commercial real estate construction—owner-occupied	25	—	25	1	4.0
Total commercial	479	9	470	58	14.0
Commercial investor real estate mortgage	435	11	424	39	11.5
Commercial investor real estate construction	89	—	89	8	9.0
Total investor real estate	524	11	513	47	11.1
Residential first mortgage	397	8	389	60	17.1
Home equity	373	—	373	24	6.4
Indirect	1	—	1	—	—
Consumer credit card	2	—	2	—	—
Other consumer	26	—	26	1	3.8
Total consumer	799	8	791	85	11.6
	$1,802	$28	$1,774	$190	12.1%

	Total Impaired Loans 2013
			Book Value(3)
	Unpaid Principal Balance(1)	Charge-offs and Payments Applied(2)	Total Impaired Loans	Impaired Loans with No Related Allowance	Impaired Loans with Related Allowance	Related Allowance for Loan Losses	Coverage %(4)
	(Dollars in millions)
Commercial and industrial	$525	$50	$475	$45	$430	$106	29.7%
Commercial real estate mortgage—owner- occupied	552	47	505	54	451	115	29.3
Commercial real estate construction—owner-occupied	42	—	42	—	42	9	21.4
Total commercial	1,119	97	1,022	99	923	230	29.2
Commercial investor real estate mortgage	741	79	662	17	645	107	25.1
Commercial investor real estate construction	104	5	99	—	99	11	15.4
Total investor real estate	845	84	761	17	744	118	23.9
Residential first mortgage	509	45	464	—	464	72	23.0
Home equity	390	—	390	—	390	25	6.4
Indirect	1	—	1	—	1	—	—
Consumer credit card	2	—	2	—	2	—	—
Other consumer	26	—	26	—	26	1	3.8
Total consumer	928	45	883	—	883	98	15.4
	$2,892	$226	$2,666	$116	$2,550	$446	23.2%

_________

(1)	Unpaid principal balance represents the contractual obligation due from the customer and includes the net book value plus charge-offs and payments applied.

(2)	Charge-offs and payments applied represents cumulative partial charge-offs taken, as well as interest payments received that have been applied against the outstanding principal balance.

(3)	Book value represents the unpaid principal balance less charge-offs and payments applied; it is shown before any allowance for loan losses.

(4)	Coverage % represents charge-offs and payments applied plus the related allowance as a percent of the unpaid principal balance.

	Non-accrual Impaired Loans 2012
			Book Value(3)
	Unpaid Principal Balance(1)	Charge-offs and Payments Applied(2)	Total Impaired Loans on Non-accrual Status	Impaired Loans on Non-accrual Status with No Related Allowance	Impaired Loans on Non-accrual Status with Related Allowance	Related Allowance for Loan Losses	Coverage %(4)
	(Dollars in millions)
Commercial and industrial	$467	$62	$405	$63	$342	$128	40.7%
Commercial real estate mortgage—owner-occupied	503	64	439	44	395	148	42.1
Commercial real estate construction—owner-occupied	18	4	14	4	10	3	38.9
Total commercial	988	130	858	111	747	279	41.4
Commercial investor real estate mortgage	560	103	457	54	403	132	42.0
Commercial investor real estate construction	26	6	20	2	18	7	50.0
Total investor real estate	586	109	477	56	421	139	42.3
Residential first mortgage	152	55	97	—	97	13	44.7
Home equity	32	11	21	—	21	2	40.6
Total consumer	184	66	118	—	118	15	44.0
	$1,758	$305	$1,453	$167	$1,286	$433	42.0%

	Accruing Impaired Loans 2012
	Unpaid Principal Balance(1)	Charge-offs and Payments Applied(2)	Book Value(3)	Related Allowance for Loan Losses	Coverage %(4)
	(Dollars in millions)
Commercial and industrial	$299	$7	$292	$42	16.4%
Commercial real estate mortgage—owner-occupied	213	4	209	25	13.6
Commercial real estate construction—owner-occupied	1	—	1	—	—
Total commercial	513	11	502	67	15.2
Commercial investor real estate mortgage	782	10	772	97	13.7
Commercial investor real estate construction	107	—	107	16	15.0
Total investor real estate	889	10	879	113	13.8
Residential first mortgage	1,101	13	1,088	144	14.3
Home equity	411	5	406	36	10.0
Indirect	2	1	1	—	50.0
Other consumer	40	—	40	1	2.5
Total consumer	1,554	19	1,535	181	12.9
	$2,956	$40	$2,916	$361	13.6%

	Total Impaired Loans 2012
			Book Value(3)
	Unpaid Principal Balance(1)	Charge-offs and Payments Applied(2)	Total Impaired Loans	Impaired Loans with No Related Allowance	Impaired Loans with Related Allowance	Related Allowance for Loan Losses	Coverage %(4)
	(Dollars in millions)
Commercial and industrial	$766	$69	$697	$63	$634	$170	31.2%
Commercial real estate mortgage—owner- occupied	716	68	648	44	604	173	33.7
Commercial real estate construction—owner-occupied	19	4	15	4	11	3	36.8
Total commercial	1,501	141	1,360	111	1,249	346	32.4
Commercial investor real estate mortgage	1,342	113	1,229	54	1,175	229	25.5
Commercial investor real estate construction	133	6	127	2	125	23	21.8
Total investor real estate	1,475	119	1,356	56	1,300	252	25.2
Residential first mortgage	1,253	68	1,185	—	1,185	157	18.0
Home equity	443	16	427	—	427	38	12.2
Indirect	2	1	1	—	1	—	50.0
Other consumer	40	—	40	—	40	1	2.5
Total consumer	1,738	85	1,653	—	1,653	196	16.2
	$4,714	$345	$4,369	$167	$4,202	$794	24.2%

_________

(1)	Unpaid principal balance represents the contractual obligation due from the customer and includes the net book value plus charge-offs and payments applied.

(2)	Charge-offs and payments applied represents cumulative partial charge-offs taken, as well as interest payments received that have been applied against the outstanding principal balance.

(3)	Book value represents the unpaid principal balance less charge-offs and payments applied; it is shown before any allowance for loan losses.

(4)	Coverage % represents charge-offs and payments applied plus the related allowance as a percent of the unpaid principal balance.

The following table presents the average balances of total impaired loans and interest income for the years ended December 31, 2013, 2012 and 2011. Interest income recognized represents interest on accruing loans modified in a TDR. TDRs are considered impaired loans.

	2013		2012		2011
	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized
	(In millions)
Commercial and industrial	$629	$14	$707	$16	$563	$7
Commercial real estate mortgage—owner-occupied	579	11	737	11	761	5
Commercial real estate construction—owner-occupied	38	1	23	—	30	—
Total commercial	1,246	26	1,467	27	1,354	12
Commercial investor real estate mortgage	995	32	1,510	40	1,457	22
Commercial investor real estate construction	115	6	210	7	449	4
Total investor real estate	1,110	38	1,720	47	1,906	26
Residential first mortgage	1,114	38	1,157	39	1,086	41
Home equity	406	21	439	22	410	21
Indirect	2	—	2	—	2	—
Consumer credit card	1	—	—	—	—	—
Other consumer	32	2	47	3	61	4
Total consumer	1,555	61	1,645	64	1,559	66
Total impaired loans	$3,911	$125	$4,832	$138	$4,819	$104

In addition to the impaired loans detailed in the tables above, there were approximately $82 million in non-performing loans classified as held for sale at December 31, 2013, compared to $89 million at December 31, 2012. The loans are carried at an amount approximating a price which is expected to be recoverable through the loan sale market. During the year ended December 31, 2013, approximately $164 million in non-performing loans were transferred to held for sale; this amount is net of charge-offs of $93 million recorded upon transfer. At December 31, 2013 and 2012, non-accrual loans including loans held for sale totaled $1.2 billion and $1.8 billion, respectively.

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

None of the modified consumer loans listed in the following TDR disclosures were collateral-dependent at the time of modification. At December 31, 2013, approximately $92 million in residential first mortgage TDRs were in excess of 180 days past due and were considered collateral-dependent. At December 31, 2013, approximately $10 million in home equity first lien TDRs were in excess of 180 days past due and $7 million in home equity second lien TDRs were in excess of 120 days past due, both categories of which were considered collateral-dependent.

The following tables present loans modified in a TDR by portfolio segment and class, and the financial impact of those modifications for the years ended December 31, 2013 and 2012. The tables include modifications made to new TDRs, as well as renewals of existing TDRs. Total commercial and investor real estate loans reported as new TDRs totaled approximately $589 million and $1.1 billion for the years ended December 31, 2013 and 2012, respectively.

	2013
			Financial Impact of Modifications Considered TDRs
	Number of Obligors	Recorded Investment	Increase in Allowance at Modification
	(Dollars in millions)
Commercial and industrial	450	$566	$2
Commercial real estate mortgage—owner-occupied	384	311	4
Commercial real estate construction—owner-occupied	6	31	—
Total commercial	840	908	6
Commercial investor real estate mortgage	432	687	4
Commercial investor real estate construction	83	138	—
Total investor real estate	515	825	4
Residential first mortgage	1,044	182	21
Home equity	619	38	3
Consumer credit card	241	3	—
Indirect and other consumer	282	4	—
Total consumer	2,186	227	24
	3,541	$1,960	$34

	2012
			Financial Impact of Modifications Considered TDRs
	Number of Obligors	Recorded Investment	Increase in Allowance at Modification
	(Dollars in millions)
Commercial and industrial	623	$668	$3
Commercial real estate mortgage—owner-occupied	424	391	4
Commercial real estate construction—owner-occupied	8	7	—
Total commercial	1,055	1,066	7
Commercial investor real estate mortgage	604	1,188	9
Commercial investor real estate construction	205	128	1
Total investor real estate	809	1,316	10
Residential first mortgage	1,394	289	37
Home equity	1,014	70	5
Indirect and other consumer	489	8	—
Total consumer	2,897	367	42
	4,761	$2,749	$59

As described previously, the consumer modifications granted by Regions are rate concessions, and not forgiveness of principal. The majority of the commercial and investor real estate modifications are renewals where there is no reduction in interest rate or forgiveness of principal. Accordingly, Regions most often does not record a charge-off at the modification date. A limited number of 2012 modifications included above were A/B note restructurings, where the B-note was charged off. There were no charge-offs recorded for any loans modified during the year ended December 31, 2013.

Defaulted TDRs
The following table presents TDRs by portfolio segment and class which defaulted during the years ended December 31, 2013 and 2012, and which were modified in the previous twelve months (i.e., the twelve months prior to the default). For purposes of this disclosure, default is defined as 90 days past due and still accruing for the consumer portfolio segment, and placement on non-accrual status for the commercial and investor real estate portfolio segments. Consideration of defaults in the calculation of the allowance for loan losses is described in detail in Note 1 to the consolidated financial statements.

	2013	2012
	(In millions)
Defaulted During the Period, Where Modified in a TDR Twelve Months Prior to Default
Commercial and industrial	$33	$114
Commercial real estate mortgage—owner-occupied	30	55
Commercial real estate construction—owner-occupied	—	1
Total commercial	63	170
Commercial investor real estate mortgage	92	186
Commercial investor real estate construction	26	24
Total investor real estate	118	210
Residential first mortgage	50	68
Home equity	5	18
Total consumer	55	86
	$236	$466
Commercial and investor real estate loans which were on non-accrual status at the time of the latest modification are not included in the default table above, as they are already considered to be in default at the time of the restructuring. At December 31, 2013, approximately $101 million of commercial and investor real estate loans modified in a TDR during the year ended December 31, 2013 were on non-accrual status. Approximately 1.8 percent of this amount was 90 days or more past due.
At December 31, 2013, Regions had restructured binding unfunded commitments totaling $213 million where a concession was granted and the borrower was in financial difficulty.
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

The table below presents an analysis of mortgage servicing rights for the years ended December 31 under the fair value measurement method:

	2013	2012
	(In millions)
Carrying value, beginning of year	$191	$182
Additions	84	60
Increase (decrease) in fair value:
Due to change in valuation inputs or assumptions	55	(20)
Economic amortization associated with borrower repayments	(33)	(31)
Carrying value, end of year	$297	$191

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
Data and assumptions used in the fair value calculation, as well as the valuation’s sensitivity to rate fluctuations, related to mortgage servicing rights (excluding related derivative instruments) as of December 31 are as follows:

	2013	2012
	(Dollars in millions)
Unpaid principal balance	$28,075	$25,796
Weighted-average prepayment speed (CPR; percentage)	8.2%	17.6%
Estimated impact on fair value of a 10% increase	$(11)	$(13)
Estimated impact on fair value of a 20% increase	$(21)	$(23)
Option-adjusted spread (basis points)	895	754
Estimated impact on fair value of a 10% increase	$(10)	$(4)
Estimated impact on fair value of a 20% increase	$(20)	$(9)
Weighted-average coupon interest rate	4.5%	4.9%
Weighted-average remaining maturity (months)	279	276
Weighted-average servicing fee (basis points)	27.7	28.3
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

	2013	2012	2011
	(In millions)
Servicing related fees and other ancillary income	$86	$83	$85
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

	2013	2012
	(In millions)
Beginning balance	$40	$32
Additions	31	41
Losses	(32)	(33)
Ending balance	$39	$40
During 2013 and 2012, settled repurchase claims were related to one or more of the following alleged breaches: 1) underwriting guideline violations; 2) misrepresentation of income, assets or employment; or 3) missing or incorrect documents per investor guidelines. These claims stem primarily from the 2006—2008 vintages.

NOTE 8. PREMISES AND EQUIPMENT
A summary of premises and equipment at December 31 is as follows:

	2013	2012
	(In millions)
Land	$520	$525
Premises and improvements	1,745	1,727
Furniture and equipment	1,000	1,010
Software	393	303
Leasehold improvements	396	396
Construction in progress	141	175
	4,195	4,136
Accumulated depreciation and amortization	(1,979)	(1,857)
	$2,216	$2,279

NOTE 9. INTANGIBLE ASSETS
GOODWILL
Goodwill allocated to each reportable segment at December 31 is presented as follows:

	2013	2012
	(In millions)
Business Services	$2,552	$2,552
Consumer Services	1,797	1,797
Wealth Management	467	467
	$4,816	$4,816
There were no additions during 2013, 2012 or 2011. There were no impairment losses in either 2013 or 2012. There was $745 million in impairment losses in 2011.
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

During the fourth quarter of 2013, Regions assessed the indicators of goodwill impairment for all three reporting units as part of its annual impairment test, as of October 1, 2013, and through the date of the filing of this Annual Report. The indicators assessed included:

•	Recent operating performance,

•	Changes in market capitalization,

•	Regulatory actions and assessments,

•	Changes in the business climate (including legislation, legal factors, and competition),

•	Company-specific factors (including changes in key personnel, asset impairments, and business dispositions), and

•	Trends in the banking industry.
The results of the annual test indicated that the estimated fair value of each reporting unit exceeded its carrying amount as of the test date; therefore, the goodwill of each reporting unit is considered not impaired as of the testing date.

Listed in the table below are assumptions used in estimating the fair value of each reporting unit for the December 31, 2013 annual period. The table includes the discount rates used in the income approach, the market multipliers used in the market approaches, and the public company method control premium applied to each reporting unit. These valuation approaches are described further in Note 1.

As of Fourth Quarter 2013	Business Services		Consumer Services		Wealth Management
Discount rate used in income approach	12%		12%		12%
Public company method market multiplier(1)	1.2	x	1.2	x	15.4	x
Transaction method market multiplier(2)	1.5	x	1.5	x	25.2	x
_________

(1)
For the Business Services and Consumer Services reporting units, these multipliers are applied to tangible book value. For the Wealth Management reporting unit, this multiplier is applied to earnings. In addition to the multipliers, a 30 percent control premium was assumed for the Business Services reporting unit, a 35 percent control premium was assumed for the Consumer Services reporting unit and a 30 percent control premium was assumed for the Wealth Management reporting unit based on current market factors. Because the control premium considers potential revenue synergies and cost savings for similar financial services transactions, reporting units operating in businesses that have greater barriers to entry tend to have greater control premiums.

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
A summary of core deposit intangible assets at December 31 is presented as follows:

	2013	2012
	(In millions)
Balance at beginning of year, net	$176	$259
Accumulated amortization, beginning of year	(835)	(752)
Amortization	(28)	(83)
Accumulated amortization, end of year	(863)	(835)
Balance at end of year, net	$148	$176
Regions’ core deposit intangible assets are being amortized to other non-interest expense on an accelerated basis over their expected useful lives.
A summary of Regions’ other intangible assets as of December 31 is presented as follows:

	2013	2012
	(In millions)
Net Book Value	$147	$169
Current Year Amortization	26	27
These other intangible assets resulted from purchased credit card relationships, customer relationships and employment agreements related to various acquisitions and are being amortized to other non-interest expense primarily on an accelerated basis over a period ranging from 2 to 15 years.

The aggregate amount of amortization expense for core deposit intangible assets, credit card intangibles, and other intangible assets is estimated as follows:

Year Ended December 31
(In millions)
2014	$50
2015	45
2016	40
2017	36
2018	30
Identifiable intangible assets other than goodwill are reviewed at least annually, usually in the fourth quarter, for events or circumstances that could impact the recoverability of the intangible asset. These events could include loss of core deposits, significant losses of credit card accounts and/or balances, increased competition or adverse changes in the economy. To the extent other identifiable intangible assets are deemed unrecoverable, impairment losses are recorded in other non-interest expense to reduce the carrying amount. Regions concluded that no impairment for core deposit intangibles or any other identifiable intangible assets occurred during 2013 or 2012.

NOTE 10. DEPOSITS
The following schedule presents a detail of interest-bearing deposits at December 31:

	2013	2012
	(In millions)
Savings	$6,050	$5,760
Interest-bearing transaction	20,789	21,096
Money market—domestic	25,635	24,901
Money market—foreign	220	311
Time deposits	9,608	13,443
Interest-bearing customer deposits	62,302	65,511
Corporate treasury time deposits	68	—
	$62,370	$65,511
The aggregate amount of time deposits of $100,000 or more, including certificates of deposit of $100,000 or more, was $3.4 billion and $5.0 billion at December 31, 2013 and 2012, respectively.

At December 31, 2013, the aggregate amount of maturities of all time deposits (deposits with stated maturities, consisting primarily of certificates of deposit and individual retirement accounts ("IRAs")) were as follows:

December 31, 2013
(In millions)
2014	$4,577
2015	1,751
2016	1,602
2017	1,025
2018	699
Thereafter	22
$9,676

NOTE 11. SHORT-TERM BORROWINGS
Following is a summary of short-term borrowings at December 31:

	2013	2012
	(In millions)
Company funding sources:
Federal funds purchased	$11	$21
Customer-related borrowings:
Securities sold under agreements to repurchase	2,171	1,428
Customer collateral	—	125
	2,171	1,553
	$2,182	$1,574
COMPANY FUNDING SOURCES
The levels of federal funds purchased and securities sold under agreements to repurchase can fluctuate significantly on a day-to-day basis, depending on funding needs and which sources are used to satisfy those needs. All such arrangements are considered typical of the banking and brokerage industries and are accounted for as borrowings. Federal funds purchased had weighted-average maturities of 2 days at both December 31, 2013, and 2012. The weighted-average rate paid during 2013, 2012 and 2011 was 0.1% in each year.
At December 31, 2013, Regions could borrow a maximum amount of approximately $22.2 billion from the Federal Reserve Bank Discount Window. See Note 5 for loans pledged to the Federal Reserve Bank at December 31, 2013 and 2012.
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

Customer collateral decreased to zero at December 31, 2013 from $125 million at December 31, 2012. Customer collateral includes cash collateral posted by customers related to derivative transactions.

OFFSETTING
Regions has certain securities sold under agreements to repurchase from time to time that are subject to enforceable master netting agreements which include full rights of setoff. Regions began netting cash collateral, subject to enforceable master netting agreements, against the net derivative asset or liability beginning in 2013. There were no such securities sold under agreements to repurchase that were subject to enforceable master netting agreements outstanding at either December 31, 2013 or 2012.

Regions also has enforceable master netting agreements with certain derivative counterparties. Refer to Note 20 for additional information.

NOTE 12. LONG-TERM BORROWINGS
Long-term borrowings at December 31 consist of the following:

	2013	2012
	(In millions)
Regions Financial Corporation (Parent):
4.875% senior notes due April 2013	$—	$250
7.75% senior notes due November 2014	349	696
5.75% senior notes due June 2015	498	497
2.00% senior notes due May 2018	748	—
7.75% subordinated notes due September 2024	100	100
6.75% subordinated debentures due November 2025	161	161
7.375% subordinated notes due December 2037	300	300
6.625% junior subordinated notes due May 2047	—	498
Other long-term debt	—	3
Valuation adjustments on hedged long-term debt	5	62
	2,161	2,567
Regions Bank:
Federal Home Loan Bank advances	1,009	1,010
4.85% subordinated notes due April 2013	—	499
5.20% subordinated notes due April 2015	349	348
7.50% subordinated notes due May 2018	750	750
6.45% subordinated notes due June 2037	497	497
Other long-term debt	58	174
Valuation adjustments on hedged long-term debt	6	16
	2,669	3,294
	$4,830	$5,861
As of December 31, 2013, Regions had six issuances of subordinated notes totaling $2.2 billion, with stated interest rates ranging from 5.20% to 7.75%. All issuances of these notes are, by definition, subordinated and subject in right of payment of both principal and interest to the prior payment in full of all senior indebtedness of the Company, which is generally defined as all indebtedness and other obligations of the Company to its creditors, except subordinated indebtedness. Payment of the principal of the notes may be accelerated only in the case of certain events involving bankruptcy, insolvency proceedings or reorganization of the Company. In April of 2013, the $500 million, 4.85% subordinated notes issued by Regions Bank matured. The subordinated notes described above qualify as Tier 2 capital under Federal Reserve guidelines, subject to diminishing credit as the maturity date approaches. None of the subordinated notes are redeemable prior to maturity, unless there is an occurrence of a qualifying capital event.

On May 31, 2013, Regions redeemed its 6.625% Junior Subordinated Notes due 2047 totaling $498 million. Pretax losses on early extinguishment related to this redemption were $6 million.

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

FHLB advances at December 31, 2013, 2012 and 2011 had a weighted-average interest rate of 1.4 percent, 1.4 percent, and 1.0 percent, respectively, with maturities ranging from one to eighteen years. FHLB borrowing capacity is contingent upon the amount of collateral pledged to the FHLB. Regions has pledged certain loans as collateral for the FHLB advances outstanding. See Note 5 for loans pledged to the FHLB at December 31, 2013 and 2012. Additionally, membership in the FHLB requires an institution to hold FHLB stock. See Note 4 for the amount of FHLB stock held at December 31, 2013 and 2012. Regions’ borrowing availability with the FHLB as of December 31, 2013, based on assets available for collateral at that date, was $9.6 billion.
Regions uses derivative instruments, primarily interest rate swaps, to manage interest rate risk by converting a portion of its fixed-rate debt to a variable-rate. The effective rate adjustments related to these hedges are included in interest expense on long-term borrowings. The weighted-average interest rate on total long-term debt, including the effect of derivative instruments, was 4.8 percent, 4.7 percent, and 3.3 percent for the years ended December 31, 2013, 2012 and 2011, respectively. Further discussion of derivative instruments is included in Note 20.
The aggregate amount of contractual maturities of all long-term debt in each of the next five years and thereafter is as follows:

	Year Ended December 31
	Regions Financial Corporation (Parent)	Regions Bank
	(In millions)
2014	$357	$1,002
2015	515	357
2016	—	3
2017	—	4
2018	728	753
Thereafter	561	550
	$2,161	$2,669
In February 2013, Regions filed a shelf registration statement with the U.S. Securities and Exchange Commission. This shelf registration does not have a capacity limit and can be utilized by Regions to issue various debt and/or equity securities. The registration statement will expire in February 2016.
Regions’ Bank Note program was modified by the Board of Directors in December 2013, and currently allows Regions Bank to issue up to $5 billion aggregate principal amount of bank notes outstanding at any one time. No issuances have been made under this program as of December 31, 2013. Notes issued under the program may be senior notes with maturities from 30 days to 15 years and subordinated notes with maturities from 5 years to 30 years. These notes are not deposits and they are not insured or guaranteed by the FDIC.

Regions may, from time to time, consider opportunistically retiring outstanding issued securities, including subordinated debt in privately negotiated or open market transactions for cash or common shares. Regulatory approval would be required for retirement of some securities.

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
The current minimum standard for the ratio of total capital to risk-weighted assets is 8 percent. At least 50 percent of that capital level (which equates to a 4 percent minimum) must consist of common equity, undivided profits, qualifying trust preferred securities, non-cumulative perpetual preferred stock, senior perpetual preferred stock issued to the U.S. Treasury under the Capital Purchase Program, non-controlling interests relating to qualifying common or noncumulative perpetual preferred stock issued by a consolidated U.S. depository institution (or subsidiary thereof) or foreign bank subsidiary, less goodwill, disallowed deferred tax assets and certain other intangibles (“Tier 1 capital”). The remainder (“Tier 2 capital”) may consist of a limited amount of other preferred stock, mandatorily convertible securities, subordinated debt, and a limited amount of the allowance for loan and lease losses. The sum of Tier 1 capital and Tier 2 capital is “total risk-based capital” or total capital. However, under the Collins Amendment, which was passed as a section of the Dodd-Frank Act and implemented as part of the final U.S. Basel III framework released in July 2013, trust preferred securities will be eliminated as an element of Tier 1 capital. This disallowance of trust preferred securities is to be phased in for Regions from January 1, 2015 to January 1, 2016. During 2012 and 2013, Regions redeemed all of its outstanding trust preferred securities that were affected by the Collins Amendment. As of December 31, 2013, Regions had $450 million of preferred stock that was unaffected by the Collins Amendment.
The current minimum guidelines to be considered well capitalized for Total capital and Tier 1 capital are 10 percent and 6 percent, respectively. As of December 31, 2013 and 2012, the most recent notification from federal banking agencies categorized Regions and its significant subsidiaries as well capitalized under the regulatory framework.
The Company believes that no changes in conditions or events have occurred since December 31, 2013, which would result in changes that would cause Regions or Regions Bank to fall below the well capitalized level.
The banking regulatory agencies also have adopted regulations that supplement the risk-based guidelines to include a minimum ratio of 3 percent of Tier 1 capital to average assets less goodwill, disallowed deferred tax assets and certain other intangibles (the “Leverage ratio”). Under the current guidelines, depending upon the risk profile of the institution and other factors, the regulatory agencies may require a Leverage ratio of 1 percent to 2 percent above the minimum 3 percent level.

The following tables summarize the applicable holding company and bank regulatory capital requirements. Regions’ capital ratios at December 31, 2013 and 2012 exceeded all current regulatory requirements.

	December 31, 2013		Minimum Requirement	To Be Well Capitalized
	Amount	Ratio
	(Dollars in millions)
Tier 1 capital:
Regions Financial Corporation	$11,258	11.68%	4.00%	6.00%
Regions Bank	11,965	12.46	4.00	6.00
Total capital:
Regions Financial Corporation	$14,200	14.73%	8.00%	10.00%
Regions Bank	14,341	14.94	8.00	10.00
Leverage(1) :
Regions Financial Corporation	$11,258	10.03%	3.00%	5.00%
Regions Bank	11,965	10.67	3.00	5.00
 _________
(1) The Leverage ratio requires an additional 100 to 200 basis-point cushion, in certain circumstances, of adjusted quarterly average assets.

	December 31, 2012		Minimum Requirement	To Be Well Capitalized
	Amount	Ratio
	(Dollars in millions)
Tier 1 capital:
Regions Financial Corporation	$11,134	12.00%	4.00%	6.00%
Regions Bank	12,246	13.25	4.00	6.00
Total capital:
Regions Financial Corporation	$14,272	15.38%	8.00%	10.00%
Regions Bank	14,818	16.04	8.00	10.00
Leverage(1) :
Regions Financial Corporation	$11,134	9.65%	3.00%	5.00%
Regions Bank	12,246	10.65	3.00	5.00
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

In addition, Regions must adhere to various U.S. Department of Housing and Urban Development (“HUD”) regulatory guidelines including required minimum capital to maintain their Federal Housing Administration approved status. Failure to comply with the HUD guidelines could result in withdrawal of this certification. As of December 31, 2013, Regions was in compliance with HUD guidelines. Regions is also subject to various capital requirements by secondary market investors.

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

On November 1, 2012, Regions issued 20 million depositary shares each representing a 1/40th ownership interest in a share of the Company’s 6.375% Non-Cumulative Perpetual Preferred Stock, Series A, par value $1.00 per share (“Series A Preferred stock”), with a liquidation preference of $1,000 per share of Series A Preferred Stock (equivalent to $25 per depositary share). The issuance generated proceeds of approximately $486 million, net of issuance costs. The Board of Directors declared $32 million in cash dividends on this Series A Preferred Stock during 2013. Because the Company was in a retained deficit position, the preferred dividends were recorded as a reduction of preferred stock, including related surplus.
At December 31, 2012, Regions had 23 million common shares available for repurchase through open market transactions under an existing share repurchase authorization. On March 19, 2013, Regions' Board of Directors authorized a new $350 million common stock purchase plan, permitting repurchases from the beginning of the second quarter of 2013 through the end of the first quarter of 2014. The new plan replaced the prior share repurchase authorization. As of December 31, 2013, Regions had repurchased approximately 36 million shares of common stock at a total cost of approximately $340 million. These shares were immediately retired upon repurchase and therefore are not included in treasury stock.
The Board of Directors declared cash dividends on common stock of $0.10 for 2013, $0.04 for 2012 and $0.04 for 2011. Because the Company was in a retained deficit position, the common stock dividends were recorded as a reduction of additional-paid-in-capital.
Activity within the balances in accumulated other comprehensive income (loss) is shown in the following tables for the years ended December 31 as follows:

	2013
	Unrealized losses on securities transferred to held to maturity	Unrealized gains (losses) on securities available for sale	Unrealized gains (losses) on derivative instruments designated as cash flow hedges	Defined benefit pension plans and other post employment benefits	Accumulated other comprehensive income (loss), net of tax
	(In millions)
Beginning of year	$—	$436	$93	$(464)	$65
Net change	(64)	(458)	(78)	216	(384)
End of year	$(64)	$(22)	$15	$(248)	$(319)

	2012
	Unrealized gains (losses) on securities available for sale	Unrealized gains (losses) on derivative instruments designated as cash flow hedges	Defined benefit pension plans and other post employment benefits	Accumulated other comprehensive income (loss), net of tax
	(In millions)
Beginning of year	$322	$84	$(475)	$(69)
Net change	114	9	11	134
End of year	$436	$93	$(464)	$65

	2011
	Unrealized gains (losses) on securities available for sale	Unrealized gains (losses) on derivative instruments designated as cash flow hedges	Defined benefit pension plans and other post employment benefits	Accumulated other comprehensive income (loss), net of tax
	(In millions)
Beginning of year	$78	$(10)	$(328)	$(260)
Net change	244	94	(147)	191
End of year	$322	$84	$(475)	$(69)

The following table presents amounts reclassified out of accumulated other comprehensive income (loss) for the year ended December 31, 2013:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)(1)	Affected Line Item in the Consolidated Statements of Operations
(In millions)
Unrealized losses on securities transferred to held to maturity:
	$(7)	Net interest income
	3	Tax (expense) or benefit
	$(4)	Net of tax
Unrealized gains and (losses) on available-for-sale securities:
	$26	Securities gains, net
	(9)	Tax (expense) or benefit
	$17	Net of tax

Gains and (losses) on cash flow hedges:
Interest rate contracts	$86	Net interest income
	(33)	Tax (expense) or benefit
	$53	Net of tax

Amortization of defined benefit pension items:
Prior-service cost	$(1)	(2)
Actuarial gains/(losses)	(69)	(2)
	(70)	Total before tax
	25	Tax (expense) or benefit
	$(45)	Net of tax

Total reclassifications for the period	$21	Net of tax
_________
(1) Amounts in parentheses indicate reductions to net income.
(2) These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension cost and are included in salaries and employee benefits on the consolidated statements of operations (see Note 17 for additional details).

NOTE 15. EARNINGS (LOSS) PER COMMON SHARE
The following table sets forth the computation of basic earnings (loss) per common share and diluted earnings (loss) per common share for the years ended December 31:

	2013	2012	2011
	(In millions, except per share data)
Numerator:
Income from continuing operations	$1,135	$1,179	$189
Preferred stock dividends and accretion	(32)	(129)	(214)
Income (loss) from continuing operations available to common shareholders	1,103	1,050	(25)
Loss from discontinued operations, net of tax	(13)	(59)	(404)
Net income (loss) available to common shareholders	$1,090	$991	$(429)
Denominator:
Weighted-average common shares outstanding—basic	1,395	1,381	1,258
Potential common shares	15	6	—
Weighted-average common shares outstanding—diluted	1,410	1,387	1,258
Earnings (loss) per common share from continuing operations available to common shareholders(1):
Basic	$0.79	$0.76	$(0.02)
Diluted	0.78	0.76	(0.02)
Loss per common share from discontinued operations(1):
Basic	(0.01)	(0.04)	(0.32)
Diluted	(0.01)	(0.04)	(0.32)
Earnings (loss) per common share(1):
Basic	0.78	0.72	(0.34)
Diluted	0.77	0.71	(0.34)
________

(1)	Certain per share amounts may not appear to reconcile due to rounding.
In 2013 and 2012, diluted earnings per common share from continuing operations is calculated using a denominator of 1,410 million and 1,387 million shares, respectively, which includes 15 million and 6 million potential common shares, respectively. Basic and diluted weighted-average common shares outstanding for earnings per common share from continuing operations and in total are the same for 2011 due to the Company experiencing a net loss. For earnings per common share from discontinued operations, basic and diluted weighted-average common shares are the same for all periods presented due to the Company experiencing net losses.
The effect from the assumed exercise of 24 million and 36 million stock options for the years ended December 31, 2013 and 2012, respectively, was not included in the above computations of diluted earnings per common share because such amounts would have had an antidilutive effect on earnings per common share.

NOTE 16. SHARE-BASED PAYMENTS

Regions administers long-term incentive compensation plans that permit the granting of incentive awards in the form of stock options, restricted stock awards, performance awards and stock appreciation rights. While Regions has the ability to issue stock appreciation rights, none have been issued to date. The terms of all awards issued under these plans are determined by the Compensation Committee of the Board of Directors; however, no awards may be granted after the tenth anniversary from the date the plans were initially approved by shareholders. Incentive awards usually vest based on employee service, generally within three years from the date of the grant. The contractual lives of options granted under these plans are typically ten years from the date of the grant.

On May 13, 2010, the shareholders of the Company approved the Regions Financial Corporation 2010 Long-Term Incentive Plan (“2010 LTIP”), which permits the Company to grant to employees and directors various forms of incentive compensation. These forms of incentive compensation are similar to the types of compensation approved in prior plans. The 2010 LTIP authorizes

100 million common share equivalents available for grant, where grants of options count as one share equivalent and grants of full value awards (e.g., shares of restricted stock, restricted stock units and performance stock units) count as 2.25 share equivalents. Unless otherwise determined by the Compensation Committee of the Board of Directors, grants of restricted stock, restricted stock units, and performance stock units accrue dividends as they are declared by the Board of Directors, and the dividends are paid upon vesting of the award. Upon adoption of the 2010 LTIP, Regions closed all prior long-term incentive plans to new grants, and, accordingly, prospective grants must be made under the 2010 LTIP or a successor plan. All existing grants under prior long-term incentive plans were unaffected by adoption of the 2010 LTIP. The number of remaining share equivalents available for future issuance under the 2010 LTIP was approximately 53 million at December 31, 2013.
Grants of performance-based restricted stock typically have a three-year performance period, and shares vest within three years after the grant date. Restricted stock units typically have a vesting period of three years. Grantees of restricted stock awards or units must either remain employed with the Company for certain periods from the date of grant in order for shares to be released or issued or retire after meeting the standards of a retiree, at which time shares would be prorated and released. The terms of these plans generally stipulate that the exercise price of options may not be less than the fair market value of Regions’ common stock at the date the options are granted; however, under prior stock option plans, non-qualified options could be granted with a lower exercise price than the fair market value of Regions’ common stock on the date of grant. The contractual life of options granted under these plans are typically ten years from the date of grant. Regions issues new shares from authorized reserves upon exercise.
The following table summarizes the elements of compensation cost recognized in the consolidated statements of operations for the years ended December 31:

	2013	2012	2011
	(In millions)
Compensation cost of share-based compensation awards:
Restricted stock awards	$35	$23	$10
Stock options	5	7	9
Cash-settled restricted stock units	—	3	3
Tax benefits related to compensation cost	(15)	(12)	(8)
Compensation cost of share-based compensation awards, net of tax	$25	$21	$14

STOCK OPTIONS
No stock option grants were made during 2013 or 2012. In 2011, Regions made stock option grants that vest based upon satisfaction of a service condition. The fair value of these stock options was estimated on the date of the grant using a Black-Scholes option pricing model and related assumptions. The stock options vest ratably over a three-year term.
The following table summarizes the weighted-average assumptions used and the weighted-average estimated fair values related to stock options granted in 2011.

2011
Expected option life	5.8 yrs
Expected volatility	75.5%
Expected dividend yield	2.3%
Risk-free interest rate	2.0%
Fair value	$3.66
Refer to Note 1 for a discussion of the methodologies used to derive the underlying assumptions used in the Black-Scholes option pricing model.
The following table summarizes the activity for 2013, 2012 and 2011 related to stock options:

	Number of Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value (In Millions)	Weighted- Average Remaining Contractual Term
Outstanding at December 31, 2010	54,999,626	$24.41	$11	4.76 yrs.
Granted	1,451,200	6.59
Exercised	(18,442)	3.29
Canceled/Forfeited	(10,081,035)	25.30
Outstanding at December 31, 2011	46,351,349	$23.62	$3	4.55 yrs.
Granted	—	—
Exercised	(338,182)	4.07
Canceled/Forfeited	(7,754,963)	27.06
Outstanding at December 31, 2012	38,258,204	$23.09	$11	3.99 yrs.
Granted	—	—
Exercised	(934,790)	5.46
Canceled/Forfeited	(5,196,179)	28.29
Outstanding at December 31, 2013	32,127,235	$22.81	$35	3.46 yrs.
Exercisable at December 31, 2013	31,657,014	$23.05	$34	3.40 yrs.

RESTRICTED STOCK AWARDS AND PERFORMANCE STOCK AWARDS
During 2013 and 2012, Regions made restricted stock grants that vest upon satisfaction of service conditions and restricted stock unit and performance stock unit grants that vest based upon satisfaction of service conditions and performance conditions. Dividend payments during the vesting period are deferred to the end of the vesting term. The fair value of these restricted shares, restricted stock units and performance stock units was estimated based upon the fair value of the underlying shares on the date of the grant. The valuation was not adjusted for the deferral of dividends.
Activity related to restricted stock awards and performance stock awards for 2013, 2012 and 2011 is summarized as follows:

	Number of Shares/Units	Weighted-Average Grant Date Fair Value
Non-vested at December 31, 2010	4,930,444	$12.13
Granted	2,705,834	6.66
Vested	(1,206,373)	23.36
Forfeited	(149,545)	12.93
Non-vested at December 31, 2011	6,280,360	$7.60
Granted	8,461,987	5.86
Vested	(2,047,900)	10.12
Forfeited	(749,268)	4.22
Non-vested at December 31, 2012	11,945,179	$6.15
Granted	6,385,841	8.06
Vested	(1,584,532)	7.03
Forfeited	(534,290)	6.67
Non-vested at December 31, 2013	16,212,198	$6.83
As of December 31, 2013, the pre-tax amount of non-vested stock options, restricted stock, restricted stock units and performance stock units not yet recognized was $44 million, which will be recognized over a weighted-average period of 1.82 years. No share-based compensation costs were capitalized during the years ended December 31, 2013, 2012 and 2011.
Regions did not issue cash-settled restricted stock units during 2013. During 2012 and 2011, Regions issued approximately 259 thousand and 867 thousand of cash-settled restricted stock units, respectively.

NOTE 17. EMPLOYEE BENEFIT PLANS

PENSION AND OTHER POSTRETIREMENT BENEFITS

Regions has a defined-benefit pension plan qualified under the Internal Revenue Code covering only certain employees as the pension plan is closed to new entrants. Benefits under the pension plan are based on years of service and the employee’s highest five years of compensation during the last ten years of employment. Regions’ funding policy is to contribute annually at least the amount required by Internal Revenue Service minimum funding standards. Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future. Regions made no contribution to the plan during 2013.
The Company also sponsors a supplemental executive retirement program (the “SERP”), which is a non-qualified pension plan that provides certain senior executive officers defined benefits in relation to their compensation. Actuarially determined pension expense is charged to current operations using the projected unit credit method. All defined-benefit plans are referred to as “the plans” throughout the remainder of this footnote.
The following table sets forth the plans’ change in benefit obligation, plan assets and funded status, using a December 31 measurement date, and amounts recognized in the consolidated balance sheets at December 31:

	Qualified Plan		Non-qualified Plans		Total
	2013	2012	2013	2012	2013	2012
	(In millions)
Change in benefit obligation
Projected benefit obligation, beginning of year	$2,004	$1,841	$163	$145	$2,167	$1,986
Service cost	38	37	3	3	41	40
Interest cost	84	84	6	6	90	90
Actuarial (gains) losses	(269)	119	2	16	(267)	135
Benefit payments	(77)	(74)	(9)	(7)	(86)	(81)
Administrative expenses	(3)	(3)	—	—	(3)	(3)
Projected benefit obligation, end of year	$1,777	$2,004	$165	$163	$1,942	$2,167
Change in plan assets
Fair value of plan assets, beginning of year	$1,749	$1,494	$—	$—	$1,749	$1,494
Actual return on plan assets	143	191	—	—	143	191
Company contributions	—	141	9	7	9	148
Benefit payments	(77)	(74)	(9)	(7)	(86)	(81)
Administrative expenses	(3)	(3)	—	—	(3)	(3)
Fair value of plan assets, end of year	$1,812	$1,749	$—	$—	$1,812	$1,749
Funded status and accrued benefit cost at measurement date	$35	$(255)	$(165)	$(163)	$(130)	$(418)
Amount recognized in the Consolidated Balance Sheets:
Other assets (liabilities)	$35	$(255)	$(165)	$(163)	$(130)	$(418)
Pre-tax amounts recognized in Accumulated Other Comprehensive (Income) Loss:
Net actuarial loss (gain)	$374	$721	$36	$34	$410	$755
Prior service cost (credit)	—	—	2	3	2	3
	$374	$721	$38	$37	$412	$758

The accumulated benefit obligation for the qualified plan was $1.8 billion and $2.0 billion as of December 31, 2013 and 2012, respectively. Total plan assets exceeded the corresponding accumulated benefit obligation for the qualified plan as of December 31, 2013. As of December 31, 2012, the accumulated benefit obligation for the qualified plan exceeded all corresponding plan assets. The accumulated benefit obligation for the non-qualified plan was $165 million and $163 million as of December 31, 2013 and 2012, respectively, which exceeded all corresponding plan assets for each period. Net periodic pension cost, which is recorded in salaries and benefits on the consolidated statements of operations, included the following components for the years ended December 31:

	Qualified Plan			Non-qualified Plans			Total
	2013	2012	2011	2013	2012	2011	2013	2012	2011
	(In millions)
Service cost	$38	$37	$33	$3	$3	$3	$41	$40	$36
Interest cost	84	84	85	6	6	6	90	90	91
Expected return on plan assets	(132)	(115)	(121)	—	—	—	(132)	(115)	(121)
Amortization of actuarial loss	66	70	45	3	1	—	69	71	45
Amortization of prior service cost	—	—	—	1	1	1	1	1	1
Net periodic pension cost	$56	$76	$42	$13	$11	$10	$69	$87	$52

The estimated amounts that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost in 2014 are as follows:

	Qualified Plan	Non-qualified Plans
	(In millions)
Actuarial loss	$21	$2
Prior service cost	—	1
	$21	$3

The weighted-average assumptions used to determine benefit obligations at December 31 are as follows:

	Qualified Plan		Non-Qualified Plans
	2013	2012	2013	2012
Discount rate	5.00%	4.25%	4.50%	3.65%
Rate of annual compensation increase	3.75%	3.75%	3.75%	3.75%

The weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31 are as follows:

	Qualified Plan			Non-qualified Plans
	2013	2012	2011	2013	2012	2011
Discount rate	4.25%	4.60%	5.45%	3.65%	4.35%	5.00%
Expected long-term rate of return on plan assets	7.75%	7.75%	8.25%	N/A	N/A	N/A
Rate of annual compensation increase	3.75%	3.75%	3.75%	3.75%	3.75%	4.00%
The expected long-term rate of return on qualified plan assets is based on an estimated reasonable range of probable returns. Management chose a point within the range based on the probability of achievement combined with incremental returns attributable to active management.

The qualified pension plan’s investment strategy is continuing to shift from focusing on maximizing asset returns to minimizing funding ratio volatility, with an increase to the allocation to bonds. The target asset allocation is 51 percent equities, 32 percent fixed income securities and 17 percent in all other types of investments. Equity securities include investments in large and small/mid cap companies primarily located in the United States, international equities, and private equities. Fixed income securities include investments in corporate and government bonds, asset-backed securities and any other fixed income investments as allowed by respective prospectuses and other offering documents. Other types of investments may include hedge funds and real estate funds that follow several different strategies. Plan assets are highly diversified with respect to asset class, security and manager. Investment risk is controlled with plan assets rebalancing to target allocations on a periodic basis and continual monitoring of investment managers’ performance relative to the investment guidelines established with each investment manager.
The Regions’ qualified pension plan has a portion of its investments in Regions’ common stock. At December 31, 2013, the plan held 2,855,618 shares, which represents a total market value of approximately $28 million, or approximately 2 percent of plan assets.

The following table presents the fair value of Regions’ qualified pension plans’ financial assets as of December 31:

	2013				2012
	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3	Fair Value
	(In millions)
Cash and cash equivalents	$30	$—	$—	$30	$31	$—	$—	$31
Fixed income securities:
U.S. Treasury and federal agency securities	—	135	—	135	—	130	—	130
Mortgage-backed securities	—	5	—	5	—	8	—	8
Collateralized mortgage obligations	—	2	—	2	—	3	—	3
Obligations of states and political subdivisions	—	1	—	1	—	1	—	1
Corporate bonds	—	171	—	171	—	167	—	167
Unit investment trusts	—	53	—	53	—	—	—	—
Total fixed income securities	$—	$367	$—	$367	$—	$309	$—	$309
Equity securities:
Domestic	271	—	—	271	253	—	—	253
International	16	—	—	16	5	—	—	5
Total common stock	$287	$—	$—	$287	$258	$—	$—	$258
Mutual funds:
Domestic	101	—	—	101	347	—	—	347
International	—	—	—	—	1	—	—	1
Total mutual funds	$101	$—	$—	$101	$348	$—	$—	$348
Collective investment trust funds:
Fixed income fund	—	227	—	227	—	221	—	221
Common stock fund	—	186	—	186	—	40	—	40
International fund	—	228	—	228	—	208	—	208
	$—	$641	$—	$641	$—	$469	$—	$469
International hedge funds	$—	$90	$—	$90	$—	$84	$—	$84
Real estate funds	$—	$—	$225	$225	$—	$—	$203	$203
Private equity funds	$—	$—	$70	$70	$—	$—	$46	$46
Other assets	$—	$—	$1	$1	$—	$—	$1	$1
	$418	$1,098	$296	$1,812	$637	$862	$250	$1,749

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
Investments held in the plan consist of cash and cash equivalents, fixed income securities (U.S. Treasury, federal agency securities, mortgage-backed securities, collateralized mortgage obligations, obligations of states and political subdivisions and corporate bonds), equity securities (primarily common stock and mutual funds), collective trust funds, hedge funds, real estate funds, private equity and other assets and are recorded at fair value on a recurring basis. See Note 1 for a description of valuation methodologies related to U.S. Treasuries, federal agency securities, mortgage-backed securities, obligations of states and political subdivisions and equity securities. The methodology described in Note 1 for other debt securities is applicable to corporate bonds.
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
The following table illustrates a rollforward for qualified pension plan financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31:
Fair Value Measurements Using
Significant Unobservable Inputs
Year Ended December 31, 2013
(Level 3 measurements only)

	Real estate funds	Private equity funds	Other assets
		(In millions)
Beginning balance, January 1, 2013	$203	$46	$1
Actual return on plan assets:
Net appreciation (depreciation) in fair value of investments	21	11	—
Purchases, sales, issuances, and settlements, net	1	13	—
Ending balance, December 31, 2013	$225	$70	$1
The amount of total gains (losses) for the period attributable to the change in unrealized gains (losses) relating to assets still held at December 31, 2013:	$21	$11	$—

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

Information about the expected cash flows for the qualified pension plan are as follows:

Qualified Plan
(In millions)
Expected Employer Contributions:
2014	$—
Expected Benefit Payments:
2014	$82
2015	85
2016	88
2017	91
2018	95
2019-2022	539
OTHER PLANS
Regions has a defined-contribution 401(k) plan that includes a Company match of eligible employee contributions. Eligible employees include those who have been employed for one year and have worked a minimum of 1,000 hours. The Company match is initially invested in Regions common stock. In 2013 and 2012, Regions provided an automatic 2 percent cash 401(k) contribution to eligible employees regardless of whether or not they were contributing to the 401(k) plan. To receive this contribution, employees must be employed at the end of the year and not actively accruing a benefit in the Regions’ pension plan. Eligible employees who are already contributing to the 401(k) plan will continue to receive up to a 4 percent Company match plus the automatic 2 percent cash contribution. During 2011, the match totaled 100 percent of the eligible employee pre-tax contribution (up to 6 percent of compensation). Regions’ match to the 401(k) plan on behalf of employees totaled $34 million, $29 million and $42 million in 2013, 2012 and 2011, respectively. Regions’ cash contribution was approximately $14 million for 2013 and $12 million for 2012. Regions’ 401(k) plan held 36 million shares of Regions common stock at both December 31, 2013 and 2012. The 401(k) plan received approximately $3 million in dividends on Regions common stock for the year ended December 31, 2013, and $1 million in dividends for the years ended December 31, 2012 and 2011.

Regions also sponsors defined-benefit postretirement health care plans that cover certain retired employees. For these certain employees retiring before normal retirement age, the Company currently pays a portion of the costs of certain health care benefits until the retired employee becomes eligible for Medicare. Certain retirees, participating in plans of acquired entities, are offered a Medicare supplemental benefit. The plan is contributory and contains other cost-sharing features such as deductibles and co-payments. Retiree health care benefits, as well as similar benefits for active employees, are provided through a self-insured program in which Company and retiree costs are based on the amount of benefits paid. The Company’s policy is to fund the Company’s share of the cost of health care benefits in amounts determined at the discretion of management. Postretirement life insurance is also provided to a grandfathered group of employees and retirees. The assumed health care cost trend rate for postretirement medical benefits was 6.7 percent for 2013 and is assumed to decrease gradually to 4.5 percent by 2027 and remain at that level thereafter. A one-percentage point change in assumed health care cost trend rates would have an immaterial effect on total service cost and interest cost components as well as the related postretirement obligations. There was no material impact from other postretirement benefits on the consolidated statements of operations for the years ended December 31, 2013, 2012 and 2011. The projected benefit obligation for these plans was $23 million and $29 million as of December 31, 2013 and 2012 respectively.

NOTE 18. OTHER NON-INTEREST INCOME AND EXPENSE
The following is a detail of other non-interest income from continuing operations for the years ended December 31:

	2013	2012	2011
	(In millions)
Insurance commissions and fees	$114	$109	$106
Capital markets fee income and other	87	83	36
Bank-owned life insurance	82	81	83
Credit card / bank card income	75	85	65
Commercial credit fee income	65	68	80
Net loss from affordable housing	(49)	(49)	(69)
Other miscellaneous income	209	132	143
	$583	$509	$444
The following is a detail of other non-interest expense from continuing operations for the years ended December 31:

	2013	2012	2011
	(In millions)
Professional and legal expenses	$132	$114	$175
Deposit administrative fee	125	162	217
Outside services	106	82	62
Marketing	98	87	62
Loss on early extinguishment of debt	61	11	—
Regulatory charge	58	—	—
Credit/checkcard expenses	41	64	50
Amortization of core deposit intangible	28	83	95
Other real estate owned expense	16	52	162
Branch consolidation and property and equipment charges	5	—	75
(Gain)/loss on loans held for sale, net	(30)	(61)	1
Other miscellaneous expenses	453	526	443
	$1,093	$1,120	$1,342

NOTE 19. INCOME TAXES
The components of income tax expense (benefit) from continuing operations for the years ended December 31 were as follows:

	2013	2012	2011
	(In millions)
Current income tax expense (benefit):
Federal	$88	$(20)	$2
State	19	16	1
Total current expense (benefit)	$107	$(4)	$3
Deferred income tax expense (benefit):
Federal	$356	$383	$1
State	(11)	103	(32)
Total deferred expense (benefit)	$345	$486	$(31)
Total income tax expense (benefit)	$452	$482	$(28)
Note: The table above does not include income tax expense (benefit) from discontinued operations of $(11) million, $(40) million, $(4) million in 2013, 2012 and 2011, respectively. The deferred income tax expense (benefit) reflected in discontinued operations was $34 million, ($52) million and $8 million in 2013, 2012 and 2011, respectively.

Income tax expense (benefit) does not reflect the tax effects of unrealized gains and losses on securities available for sale, unrealized gains and losses on derivative instruments and the net change from defined benefit plans. Refer to Note 14 for additional information on stockholders’ equity and accumulated other comprehensive income (loss).

The income tax effects resulting from stock transactions under the Company’s compensation plans were a decrease to stockholders’ equity of zero, $6 million and $7 million in 2013, 2012 and 2011, respectively. The income tax effects of these transactions reduced the Company’s deferred tax asset $5 million, $6 million and $7 million in 2013, 2012 and 2011, respectively.
Income taxes from continuing operations for financial reporting purposes differs from the amount computed by applying the statutory federal income tax rate of 35 percent for the years ended December 31, as shown in the following table:

	2013	2012	2011
	(Dollars in millions)
Tax on income from continuing operations computed at statutory federal income tax rate	$555	$582	$56
Increase (decrease) in taxes resulting from:
State income tax, net of federal tax effect	5	77	(20)
Affordable housing credits and other credits	(108)	(108)	(107)
Lease financing	38	24	24
Bank-owned life insurance	(33)	(32)	(34)
Tax-exempt income from obligations of states and political subdivisions	(32)	(29)	(21)
Regulatory charge	20	—	(17)
Goodwill impairment	—	—	89
Federal audit settlement	—	(61)	—
Other, net	7	29	2
Income tax expense (benefit)	$452	$482	$(28)
Effective tax rate	28.5%	29.0%	(17.4)%

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

Significant components of the Company’s net deferred tax asset at December 31 are listed below:

	2013	2012
	(In millions)
Deferred tax assets:
Allowance for loan losses	$539	$757
Unrealized gains and losses included in stockholders’ equity	196	—
Accrued expenses	191	219
State net operating loss carryfowards, net of federal tax effect	176	187
Employee benefits and deferred compensation	109	64
Federal tax credit carryforwards	74	177
Other	96	115
Total deferred tax assets	1,381	1,519
Less: valuation allowance	(36)	(70)
Total deferred tax assets less valuation allowance	1,345	1,449
Deferred tax liabilities:
Lease financing	413	344
Goodwill and intangibles	188	191
Mortgage servicing rights	96	62
Fixed assets	15	17
Unrealized gains and losses included in stockholders’ equity	—	37
Other	21	35
Total deferred tax liabilities	733	686
Net deferred tax asset	$612	$763

The following table provides details of the Company’s tax carryforwards at December 31, 2013, including the expiration dates, any related valuation allowance and the amount of taxable earnings necessary to fully realize each net deferred tax asset balance:

	Expiration Dates	Deferred Tax Asset Balance	Valuation Allowance	Net Deferred Tax Asset Balance	Pre-Tax Earnings Necessary to Realize (1)
General business credits-federal	2031-2033	$64	$—	$64	$ N/A
Alternate minimum tax credits-federal	None(2)	10	—	10	N/A
Net operating losses-states	2014-2018	72	(8)	64	1,515
Net operating losses-states	2019-2025	55	(13)	42	999
Net operating losses-states	2026-2033	49	(10)	39	992
Other credits-states	2014-2018	8	(5)	3	N/A

(1)	N/A indicates that credits are not measured on a pre-tax basis.

(2)	Alternative minimum tax credits can be carried forward indefinitely.
Of the $612 million net deferred tax asset, $222 million relates to net operating losses and tax carryforwards of which $109 million expires before 2026 (as detailed in the table above). The remaining $390 million of net deferred tax assets do not have a set expiration date at December 31, 2013.
The Company’s determination of the realization of the net deferred tax asset is based on its assessment of all available positive and negative evidence. At December 31, 2013, the Company is no longer in a three-year cumulative loss position and therefore, does not have this negative evidence to consider in assessing the realization of its net deferred tax asset. Additional positive evidence supporting the realization of the deferred tax assets at December 31, 2013 includes the reversal of taxable temporary differences that will offset approximately $752 million of the gross deferred tax asset and generation of taxable income for the two prior tax years.
The Company believes that a portion of the state net operating loss carryforwards and state tax credit carryforwards will not be realized due to the length of certain state carryforward periods. Accordingly, a valuation allowance has been established in the amount of $36 million against such benefits at December 31, 2013 compared to $70 million at December 31, 2012. The valuation allowance decrease of $34 million was principally due to the Company’s determination that certain state net operating loss carryforwards are more likely than not to be realized.
A reconciliation of the beginning and ending amount of unrecognized tax benefits (“UTBs”) is as follows:

	2013	2012	2011
	(In millions)
Balance at beginning of year	$55	$94	$93
Additions based on tax positions related to the current year	2	24	6
Additions based on tax positions taken in a prior period	4	11	10
Reductions based on tax positions taken in a prior period	(10)	(63)	(10)
Settlements	—	(11)	(3)
Expiration of statute of limitations	—	—	(2)
Balance at end of year	$51	$55	$94
The Company is currently under examination by the Internal Revenue Service for the tax years 2010, 2011 and 2012. With few exceptions, the Company is no longer subject to state and local income tax examinations for tax years before 2008. Currently, there are disputed tax positions taken in previously filed tax returns with certain states, including positions regarding investment and intellectual property subsidiaries. The Company continues to evaluate these positions and intends to defend proposed adjustments made by these tax authorities. The Company does not anticipate that the ultimate resolution of these examinations will result in a material change to its business, financial position, results of operations or cash flows.
As a result of the potential resolution of certain federal and state income tax positions, it is reasonably possible that the UTBs could decrease as much as $29 million during the next twelve months, since resolved items will be removed from the balance whether their resolution results in payment or recognition in earnings.

As of December 31, 2013, 2012 and 2011, the balance of the Company’s UTBs that would reduce the effective tax rate, if recognized, was $34 million, $40 million and $80 million, respectively. The remainder of the UTB balance has indirect tax benefits in other jurisdictions or is the tax effect of temporary differences.
During 2013, 2012 and 2011, income tax expense (benefit) includes interest expense, interest income and penalties related to income taxes, before the impact of any applicable federal and state deductions, of $2 million, zero and ($2) million, respectively. As of December 31, 2013 and December 31, 2012, the Company recognized a liability of $4 million and $1 million respectively, for interest and penalties related to income taxes, before the impact of any applicable federal and state deductions.

NOTE 20. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
The following tables present the notional amount and estimated fair value of derivative instruments on a gross basis as of December 31, 2013 and 2012. Beginning in the third quarter of 2013, Regions began to include the value of accrued interest in the estimated fair value of derivatives designated as hedging relationships. Prior period amounts have been adjusted to conform to this presentation.

	2013			2012
	Notional Amount	Estimated Fair Value		Notional Amount	Estimated Fair Value
		Gain(1)	Loss(1)		Gain(1)	Loss(1)
	(In millions)
Derivatives in fair value hedging relationships:
Interest rate swaps	$4,241	$70	$29	$5,388	$113	$1
Derivatives in cash flow hedging relationships:
Interest rate swaps	5,800	5	80	1,000	2	—
Total derivatives designated as hedging instruments	$10,041	$75	$109	$6,388	$115	$1
Derivatives not designated as hedging instruments:
Interest rate swaps	$46,591	$1,078	$1,142	$46,054	$1,746	$1,775
Interest rate options	2,865	9	4	3,274	25	4
Interest rate futures and forward commitments	13,357	9	2	43,908	10	13
Other contracts	2,535	48	44	2,213	31	32
Total derivatives not designated as hedging instruments	$65,348	$1,144	$1,192	$95,449	$1,812	$1,824
Total derivatives	$75,389	$1,219	$1,301	$101,837	$1,927	$1,825
_________

(1)	Derivatives in a net gain position are recorded as other assets and derivatives in a net loss position are recorded as other liabilities on the consolidated balance sheets.
HEDGING DERIVATIVES
Derivatives entered into to manage interest rate risk and facilitate asset/liability management strategies are designated as hedging derivatives. Derivative financial instruments that qualify in a hedging relationship are classified, based on the exposure being hedged, as either fair value hedges or cash flow hedges. Additional information regarding accounting policies for derivatives is described in Note 1 "Summary of Significant Accounting Policies."

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
Regions recognized an unrealized after-tax gain of $63 million and $92 million in accumulated other comprehensive income (loss) at December 31, 2013 and 2012, respectively, related to terminated cash flow hedges of loan and debt instruments which will be amortized into earnings in conjunction with the recognition of interest payments through 2017. Regions recognized pre-tax income of $47 million and $28 million during the years ended December 31, 2013 and 2012, respectively related to the amortization of cash flow hedges of loan and debt instruments.
Regions expects to reclassify out of accumulated other comprehensive income (loss) and into earnings approximately $111 million in pre-tax income due to the receipt or payment of interest payments on all cash flow hedges within the next twelve months. Included in this amount is $50 million in pre-tax net gains related to the amortization of discontinued cash flow hedges. The maximum length of time over which Regions is hedging its exposure to the variability in future cash flows for forecasted transactions is approximately seven years as of December 31, 2013.

The following tables present the effect of hedging derivative instruments on the consolidated statements of operations for the years ended December 31:

	Gain or (Loss) Recognized in Income on Derivatives			Location of Amounts Recognized in Income on Derivatives and Related Hedged Item	Gain or (Loss) Recognized in Income on Related Hedged Item
	2013	2012	2011		2013	2012	2011
	(In millions)				(In millions)
Fair Value Hedges:
Interest rate swaps on:
Debt/CDs	$57	$104	$173	Interest expense	$8	$12	$15
Debt/CDs	(76)	(50)	(74)	Other non-interest expense	66	41	89
Securities available for sale	(6)	—	—	Interest expense	—	—	—
Securities available for sale	33	—	—	Other non-interest expense	(33)	—	—
Forward commitments on:
Securities available for sale	—	—	(46)	Other non-interest expense	—	—	46
Total	$8	$54	$53		$41	$53	$150

	Effective Portion(3)
	Gain or (Loss) Recognized in AOCI(1)			Location of Amounts Reclassified from AOCI into Income	Gain or (Loss) Reclassified from AOCI into Income(2)
	2013	2012	2011		2013	2012	2011
	(In millions)				(In millions)
Cash Flow Hedges:
Interest rate swaps	$(87)	$—	$92	Interest income on loans	$101	$82	$183
Forward starting swaps	9	9	2	Interest expense on debt	(15)	(15)	(11)
Interest rate options	—	—	(2)	Interest income on loans	—	—	4
Eurodollar futures	—	—	1	Interest income on loans	—	—	(2)
Total	$(78)	$9	$93		$86	$67	$174
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
Regions enters into interest rate lock commitments, which are commitments to originate mortgage loans whereby the interest rate on the loan is determined prior to funding and the customers have locked into that interest rate. At December 31, 2013 and 2012, Regions had $267 million and $775 million, respectively, in total notional amount of interest rate lock commitments. Regions manages market risk on interest rate lock commitments and mortgage loans held for sale with corresponding forward sale commitments, which are recorded at fair value with changes in fair value recorded in mortgage income. At December 31, 2013 and 2012, Regions had $636 million and $1.9 billion, respectively, in total notional amount related to these forward sale commitments.

Regions has elected to account for mortgage servicing rights at fair market value with any changes to fair value being recorded within mortgage income. Concurrent with the election to use the fair value measurement method, Regions began using various derivative instruments, in the form of forward rate commitments, futures contracts, swaps and swaptions to mitigate the consolidated statements of operations effect of changes in the fair value of its mortgage servicing rights. As of December 31, 2013 and 2012, the total notional amount related to these contracts was $3.4 billion and $4.7 billion, respectively.
The following table presents the location and amount of gain or (loss) recognized in income on derivatives not designated as hedging instruments in the consolidated statements of operations for the years ended December 31:

Derivatives Not Designated as Hedging Instruments	2013	2012	2011
	(In millions)
Capital markets fee income and other (1):
Interest rate swaps	$25	$29	$11
Interest rate options	2	(1)	(3)
Interest rate futures and forward commitments	1	(1)	(1)
Other contracts	14	10	11
Total capital markets fee income and other	42	37	18
Mortgage income:
Interest rate swaps	(32)	28	80
Interest rate options	(18)	7	2
Interest rate futures and forward commitments	(3)	35	18
Total mortgage income	(53)	70	100
	$(11)	$107	$118
____
(1) Capital markets fee income and other is included in Other income on the consolidated statements of operations.

Credit risk, defined as all positive exposures not collateralized with cash or other assets, at December 31, 2013 and 2012, totaled approximately $453 million and $713 million, respectively. This amount represents the net credit risk on all trading and other derivative positions held by Regions.

CREDIT DERIVATIVES
Regions has both bought and sold credit protection in the form of participations on interest rate swaps (swap participations). These swap participations, which meet the definition of credit derivatives, were entered into in the ordinary course of business to serve the credit needs of customers. Credit derivatives, whereby Regions has purchased credit protection, entitle Regions to receive a payment from the counterparty when the customer fails to make payment on any amounts due to Regions upon early termination of the swap transaction and have maturities between 2014 and 2020. Credit derivatives whereby Regions has sold credit protection have maturities between 2014 and 2020. For contracts where Regions sold credit protection, Regions would be required to make payment to the counterparty when the customer fails to make payment on any amounts due to the counterparty upon early termination of the swap transaction. Regions bases the current status of the prepayment/performance risk on bought and sold credit derivatives on recently issued internal risk ratings consistent with the risk management practices of unfunded commitments.
Regions’ maximum potential amount of future payments under these contracts as of December 31, 2013 was approximately $44 million. This scenario would only occur if variable interest rates were at zero percent and all counterparties defaulted with zero recovery. The fair value of sold protection at December 31, 2013 and 2012 was immaterial. In transactions where Regions has sold credit protection, recourse to collateral associated with the original swap transaction is available to offset some or all of Regions’ obligation.

CONTINGENT FEATURES
Certain of Regions’ derivative instrument contracts with broker-dealers contain provisions allowing those broker-dealers to terminate the contracts in the event that Regions’ and/or Regions Bank’s credit ratings fall below specified ratings from certain major credit rating agencies. During the fourth quarter of 2010, Regions and Regions Bank experienced ratings downgrades from major credit rating agencies such that certain ratings for Regions and Regions Bank were below investment grade. As a result of these ratings downgrades, certain of Regions Bank's broker-dealer counterparties could have terminated these contracts at their discretion. In lieu of terminating these contracts, Regions Bank and certain of its broker-dealer counterparties amended the contracts such that Regions Bank was required to post additional collateral in the cumulative amount of $195 million as of December 31, 2010. During 2012, both Moody’s Investor Service ("Moody's) and Standard and Poor's ("S&P") upgraded certain credit ratings for both Regions and Regions Bank. As a result of the upgrade, the additional collateral posted was $61 million at December 31, 2013.
Some of these contracts with broker-dealers still contain credit-related termination provisions and/or credit-related provisions regarding the posting of collateral. At December 31, 2013, the net fair value of such contracts containing credit-related termination provisions that were in a liability position was $290 million, for which Regions had posted collateral of $334 million. At December 31, 2013, the net fair value of contracts that do not contain credit-related termination provisions that were in a liability position was $207 million, for which Regions had posted collateral of $223 million. Other derivative contracts with broker-dealers do not contain any credit-related provisions. These counterparties require complete overnight collateralization.
The aggregate fair value of all derivative instruments with any credit-risk-related contingent features that were in a liability position on December 31, 2013 and 2012, was $364 million and $499 million, respectively, for which Regions had posted collateral of $409 million and $641 million, respectively, in the normal course of business.
OFFSETTING
Regions engages in derivatives transactions with dealers and customers. These derivatives transactions are subject to enforceable master netting agreements, which include a right of setoff by the non-defaulting or non-affected party upon early termination of the derivatives transaction. The following table presents the Company's gross derivative positions, including collateral posted or received, as of December 31, 2013 and 2012. Beginning in the third quarter of 2013, Regions began including the total fair value of all derivatives in the following table and separately reporting amounts subject to and not subject to offsetting. Prior period amounts have been adjusted to conform to this presentation.

	Offsetting Derivative Assets		Offsetting Derivative Liabilities
	2013	2012	2013	2012
	(In millions)
Gross amounts subject to offsetting	$1,165	$1,900	$1,257	$1,820
Gross amounts not subject to offsetting	54	27	44	5
Gross amounts recognized	1,219	1,927	1,301	1,825
Gross amounts offset in the consolidated balance sheets(1)	774	1,095	1,233	1,095
Net amounts presented in the consolidated balance sheets	445	832	68	730
Gross amounts not offset in the consolidated balance sheets:
Financial instruments	10	11	—	—
Cash collateral received/posted(1)	—	88	24	678
Net amounts	$435	$733	$44	$52

_________

(1)
Cash collateral totals are for netting counterparties only. In 2013, Regions began netting cash collateral received and posted against the net derivative asset or liability. At December 31, 2013, gross amounts of derivative assets and liabilities offset in the consolidated balance sheets presented above include cash collateral received of $42 million and cash collateral posted of $501 million, respectively. The cash collateral posted does not include the additional collateral posted in the form of an independent amount of $61 million. At December 31, 2012, cash collateral received and posted was not offset in the consolidated balance sheets. At December 31, 2012, the gross amounts of derivative assets and liabilities not offset in the consolidated balance sheets presented above include cash collateral received of $55 million and cash collateral posted of $827 million, respectively. The cash collateral posted includes the additional collateral posted in the form of an independent amount of $185 million.

Gross amounts of derivatives not subject to offsetting are primarily comprised of derivatives cleared through central clearing houses and interest rate lock commitments to originate mortgage loans. Regions does not have a legal opinion as to whether the clearing house contracts are master netting agreements, and therefore has not offset them on its consolidated balance sheets.

Regions also has enforceable master netting agreements associated with certain securities sold under agreements to repurchase. Refer to Note 11 for additional information regarding the offsetting of those financial instruments.

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

See Note 1 for a description of valuation methodologies for assets and liabilities measured at fair value on a recurring and non-recurring basis. Regions rarely transfers assets and liabilities measured at fair value between Level 1 and Level 2 measurements. There were no such transfers during the years ended December 31, 2013, 2012, or 2011. Trading account securities and securities available for sale may be periodically transferred to or from Level 3 valuation based on management’s conclusion regarding the best method of pricing for an individual security. Such transfers are accounted for as if they occur at the beginning of a reporting period.

Beginning in the third quarter of 2013, Regions began to include the value of accrued interest in the estimated fair value of derivatives designated as hedging relationships. Prior period amounts have been adjusted to conform to this presentation. The following tables present assets and liabilities measured at estimated fair value on a recurring basis and non-recurring basis as of December 31:

	2013				2012
	Level 1	Level 2	Level 3	Total Estimated Fair Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Recurring fair value measurements
Trading account securities	$111	$—	$—	$111	$116	$—	$—	$116
Securities available for sale:
U.S. Treasury securities	$56	$—	$—	$56	$52	$—	$—	$52
Federal agency securities	—	89	—	89	—	553	—	553
Obligations of states and political subdivisions	—	5	—	5	—	9	—	9
Mortgage-backed securities:
Residential agency	—	15,677	—	15,677	—	21,277	—	21,277
Residential non-agency	—	—	9	9	—	—	13	13
Commercial agency	—	935	—	935	—	725	—	725
Commercial non-agency	—	1,211	—	1,211	—	1,098	—	1,098
Corporate and other debt securities	—	2,825	2	2,827	—	2,833	2	2,835
Equity securities(1)	137	—	—	137	125	—	—	125
Total securities available for sale	$193	$20,742	$11	$20,946	$177	$26,495	$15	$26,687
Mortgage loans held for sale	$—	$429	$—	$429	$—	$1,282	$—	$1,282
Mortgage servicing rights	$—	$—	$297	$297	$—	$—	$191	$191
Derivative assets:
Interest rate swaps	$—	$1,153	$—	$1,153	$—	$1,861	$—	$1,861
Interest rate options	—	4	5	9	—	3	22	25
Interest rate futures and forward commitments	—	9	—	9	—	10	—	10
Other contracts	—	48	—	48	—	31	—	31
Total derivative assets	$—	$1,214	$5	$1,219	$—	$1,905	$22	$1,927
Derivative liabilities:
Interest rate swaps	$—	$1,251	$—	$1,251	$—	$1,776	$—	$1,776
Interest rate options	—	4	—	4	—	4	—	4
Interest rate futures and forward commitments	—	2	—	2	—	13	—	13
Other contracts	—	44	—	44	—	32	—	32
Total derivative liabilities	$—	$1,301	$—	$1,301	$—	$1,825	$—	$1,825
Nonrecurring fair value measurements
Loans held for sale	$—	$—	$596	$596	$—	$—	$51	$51
Foreclosed property and other real estate	—	49	18	67	—	41	40	81
_________
(1) Excludes Federal Reserve Bank and Federal Home Loan Bank Stock totaling $472 million and $67 million at December 31, 2013 and $484 million and $73 million at December 31, 2012, respectively.

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

The following tables illustrate a rollforward for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2013, 2012 and 2011, respectively. The tables do not reflect the change in fair value attributable to any related economic hedges the Company used to mitigate the interest rate risk associated with these assets and liabilities. The net changes in realized gains (losses) included in earnings related to Level 3 assets and liabilities held at December 31, 2013, 2012 and 2011 are not material.

	Year Ended December 31, 2013
		Total Realized / Unrealized Gains or Losses
	Opening Balance January 1, 2013	Included in Earnings		Included in Other Compre- hensive Income (Loss)	Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3	Closing Balance December 31, 2013
	(In millions)
Level 3 Instruments Only
Securities available for sale:
Residential non-agency MBS	$13	—		—	—	—	—	(4)	—	—	$9
Corporate and other debt securities	2	—		—	—	—	—	—	—	—	2
Total securities available for sale	$15	—		—	—	—	—	(4)	—	—	$11
Mortgage servicing rights	$191	22	(a)	—	84	—	—	—	—	—	$297
Total interest rate options derivatives, net	$22	77	(a)	—	—	—	—	(94)	—	—	$5
_________
(a) Included in mortgage income.

	Year Ended December 31, 2012
	Opening Balance January 1, 2012	Total Realized / Unrealized Gains or Losses			Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3	Disposition of Morgan Keegan	Closing Balance December 31, 2012
		Included in Earnings		Included in Other Compre- hensive Income (Loss)
	(In millions)
Level 3 Instruments Only
Trading account assets: (c)
Obligations of states and political subdivisions	$139	(3)		—	4	—	—	(16)	—	—	(124)	$—
Commercial agency MBS	51	2		—	368	—	—	(317)	—	—	(104)	—
Other securities	1	4		—	2,248	—	—	(2,240)	—	—	(13)	—
Total trading account assets (d)	$191	3	(a)	—	2,620	—	—	(2,573)	—	—	(241)	$—
Securities available for sale:
Obligations of states and political subdivisions	$20	—		(2)	—	(16)	—	(2)	—	—	—	$—
Residential non-agency MBS	16	—		—	—	—	—	(3)	—	—	—	13
Commercial non-agency MBS	—	—		1	104	—	—	—	—	(105)	—	—
Corporate and other debt securities	—	—		—	—	—	—	—	3	(1)	—	2
Total securities available for sale	$36	—		(1)	104	(16)	—	(5)	3	(106)	—	$15
Mortgage servicing rights	$182	(51)	(b)	—	60	—	—	—	—	—	—	$191
Trading account liabilities:
Commercial agency MBS	$5	—		—	37	—	—	—	—	—	(42)	$—
Other securities	2	—		—	12	—	—	(4)	—	—	(10)	—
Total trading account liabilities (d)	$7	—		—	49	—	—	(4)	—	—	(52)	$—
Total interest rate options derivatives, net	$13	240	(b)	—	—	—	—	(231)	—	—	—	$22
_________

(a)	Included in discontinued operations, on a net basis.

(b)	Included in mortgage income.

(c)	Income from trading account assets primarily represents gains/(losses) on disposition, which inherently includes commissions on security transactions during the period.

(d)	All amounts related to trading account assets and trading account liabilities are related to Morgan Keegan (see Note 3 for discussion of the sale of Morgan Keegan).

	Year Ended December 31, 2011

	Opening Balance January 1, 2011	Total Realized / Unrealized Gains or Losses			Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3	Closing Balance December 31, 2011
		Included in Earnings		Included in Other Compre- hensive Income (Loss)
	(In millions)
Level 3 Instruments Only
Trading account assets (d):
Obligations of states and political subdivisions	$165	(17)		—	56	—	—	(65)	—	—	$139
Commercial agency MBS	54	8		—	1,352	—	—	(1,364)	1	—	51
Other securities	10	18		—	8,051	—	—	(8,078)	—	—	1
Total trading account assets (e)	$229	9	(a)	—	9,459	—	—	(9,507)	1	—	$191
Securities available for sale:
Obligations of states and political subdivisions	$17	—		6	—	—	—	(3)	—	—	$20
Residential non-agency MBS	22	1		(1)	—	(3)	—	(3)	—	—	16
Total securities available for sale	$39	1	(c)	5	—	(3)	—	(6)	—	—	$36
Mortgage servicing rights	$267	(147)	(b)	—	62	—	—	—	—	—	$182
Trading account liabilities:
Commercial agency MBS	$6	—		—	—	—	—	(1)	—	—	$5
Other securities	4	—		—	(56)	—	—	54	—	—	2
Total trading account liabilities (e)	$10	—		—	(56)	—	—	53	—	—	$7
Derivatives, net:
Interest rate options	$3	123	(b)	—	—	—	—	(113)	—	—	$13
Interest rate futures and forward commitments	5	—		—	—	—	—	(5)	—	—	—
Total derivatives, net	$8	123		—	—	—	—	(118)	—	—	$13
_________

(a)	Included in discontinued operations, on a net basis.

(b)	Included in mortgage income.

(c)	Included in other non-interest income.

(d)	Income from trading account assets primarily gains/(losses) on disposition, which inherently includes commissions on security transactions during the period.

(e)	All amounts related to trading account assets and trading account liabilities are related to Morgan Keegan (see Note 3 for discussion of the sale of Morgan Keegan).

The following table presents the fair value adjustments related to non-recurring fair value measurements for the years ended December 31:

	2013	2012
	(In millions)
Loans held for sale	$(248)	$(174)
Foreclosed property and other real estate	(35)	(66)

The following tables present detailed information regarding assets and liabilities measured at fair value using significant unobservable inputs (Level 3) as of December 31, 2013 and 2012. The tables include the valuation techniques and the significant unobservable inputs utilized. The range of each significant unobservable input as well as the weighted average within the range utilized at December 31, 2013 and 2012 are included. Following the tables are a description of the valuation technique and the sensitivity of the technique to changes in the significant unobservable input.

	December 31, 2013
	Level 3 Estimated Fair Value at December 31, 2013	Valuation Technique	Unobservable Input(s)	Quantitative Range of Unobservable Inputs and (Weighted-Average)
	(Dollars in millions)
Recurring fair value measurements:
Securities available for sale:
Residential non-agency MBS	$9	Discounted cash flow	Spread to LIBOR	5.4% - 49.9% (14.9%)
			Weighted-average prepayment speed (CPR; percentage)	8.6% - 13.1% (10.0%)
			Probability of default	1.3%
			Loss severity	38.4%
Corporate and other debt securities	$2	Market comparable	Evaluated quote on same issuer/comparable bond	99.0% - 100.0% (99.6%)
			Comparability adjustments	0.96%
Mortgage servicing rights(a)	$297	Discounted cash flow	Weighted-average prepayment speed (CPR; percentage)	6.9% - 24.8% (8.2%)
			Option-adjusted spread (percentage)	7.0% - 23.6% (9.0%)
Derivative assets:
Interest rate options	$5	Discounted cash flow	Weighted-average prepayment speed (CPR; percentage)	6.9% - 24.8% (8.2%)
			Option-adjusted spread (percentage)	7.0% - 23.6% (9.0%)
			Pull-through	10.8% - 99.7% (32.2%)
Nonrecurring fair value measurements:
Loans held for sale	$61	Commercial loans held for sale are valued based on multiple data points, including discount to appraised value of collateral based on recent market activity for sales of similar loans	Appraisal comparability adjustment (discount)	1.0% - 99.0% (30.6%)
	$535	Residential first mortgage loans held for sale not carried at fair value on a recurring basis are valued based on estimated third-party valuations utilizing recent sales data for similar transactions	Estimated third-party valuations utilizing available sales data for similar transactions (discount to par)	17.0% - 26.0% (23.5%)
Foreclosed property and other real estate	$18	Discount to appraised value of property based on recent market activity for sales of similar properties	Appraisal comparability adjustment (discount)	30.0% - 100.0% (32.8%)
_________
(a) See Note 7 for additional disclosures related to assumptions used in the fair value calculation for mortgage servicing rights.

	December 31, 2012
	Level 3 Estimated Fair Value at December 31, 2012	Valuation Technique	Unobservable Input(s)	Quantitative Range of Unobservable Inputs and (Weighted-Average)
	(Dollars in millions)
Recurring fair value measurements:
Securities available for sale:
Residential non-agency MBS	$13	Discounted cash flow	Spread to LIBOR	5.4% - 69.9% (16.9%)
			Weighted-average prepayment speed (CPR; percentage)	7.6% - 30.3% (12.2%)
			Probability of default	0.2% - 1.2% (1.0%)
			Loss severity	39.3% - 100.0% (48.1%)
Corporate and other debt securities	$2	Market comparable	Evaluated quote on same issuer/comparable bond	99.1% - 100.0% (99.6%)
			Comparability adjustments	1.0%
Mortgage servicing rights(a)	$191	Discounted cash flow	Weighted-average prepayment speed (CPR; percentage)	4.7% - 25.9% (17.6%)
			Option-adjusted spread (percentage)	1.0% - 23.6% (7.5%)
Derivative assets:
Interest rate options	$22	Discounted cash flow	Weighted-average prepayment speed (CPR; percentage)	4.7% - 25.9% (17.6%)
			Option-adjusted spread (percentage)	1.0% - 23.6% (7.5%)
			Pull-through	55.7% - 98.8% (76.9%)
Nonrecurring fair value measurements:
Loans held for sale	$51	Commercial loans held for sale utilize multiple data points, including discount to appraised value of collateral based on recent market activity for sales of similar loans	Appraisal comparability adjustment (discount)	8.0% - 94.0% (46.3%)
Foreclosed property and other real estate	$40	Discount to appraised value of property based on recent market activity for sales of similar properties	Appraisal comparability adjustment (discount)	35.0% - 100.0% (36.2%)
_________
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
Corporate and other debt securities—Significant unobservable inputs include evaluated quotes on comparable bonds for the same issuer and management-determined comparability adjustments. Changes in the evaluated quote on comparable bonds would result in a directionally similar change in the fair value of the corporate and other debt securities.

Mortgage Servicing Rights
The significant unobservable inputs used in the fair value measurement of mortgage servicing rights ("MSR") are option adjusted spreads (“OAS”) and prepayment speed. This method requires generating cash flow projections over multiple interest rate scenarios and discounting those cash flows at a risk adjusted rate. Additionally, the impact of prepayments and changes in the OAS are based on a variety of underlying inputs such as servicing costs. Increases or decreases to the underlying cash flow inputs will have a corresponding impact on the value of the MSR asset. The net change in unrealized gains (losses) included in earnings related to MSRs held at period end are disclosed as the changes in valuation inputs or assumptions included in the MSR rollforward table in Note 7. See Note 7 for these amounts and additional disclosures related to assumptions used in the fair value calculation for MSRs.
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
NON-RECURRING FAIR VALUE MEASUREMENTS USING SIGNIFICANT UNOBSERVABLE INPUTS
Loans held for sale
Commercial loans held for sale are valued based on multiple data points indicating the fair value for each loan. The primary data point for loans held for sale is a discount to the appraised value of the underlying collateral, which considers the return required by potential buyers of the loans. Management establishes this discount or comparability adjustment based on recent sales of loans secured by similar property types. As liquidity in the market increases or decreases, the comparability adjustment and the resulting asset valuation are impacted.
Residential first mortgage loans transferred to held for sale were valued based on estimated third-party valuations utilizing recent sales data from similar transactions. Broker opinion statements were also obtained as additional evidence to support the third-party valuations. The discounts taken were intended to represent the perspective of a market participant, considering among other things, required investor returns which include liquidity discounts reflected in similar bulk transactions.
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

FAIR VALUE OPTION
Regions has elected the fair value option for FNMA and FHLMC eligible fifteen and thirty-year residential mortgage loans originated with the intent to sell. During the fourth quarter of 2012, Regions began the process of retaining ten and fifteen-year residential mortgage loans on its balance sheet. These elections allow for a more effective offset of the changes in fair values of the loans and the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting. Regions has not elected the fair value option for other loans held for sale primarily because they are not economically hedged using derivative instruments. Fair values of mortgage loans held for sale are based on traded market prices of similar assets where available and/or discounted cash flows at market interest rates, adjusted for securitization activities that include servicing values and market conditions, and are recorded in loans held for sale in the consolidated balance sheets.

The following table summarizes the difference between the aggregate fair value and the aggregate unpaid principal balance for mortgage loans held for sale measured at fair value at December 31:

	2013			2012
	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal
	(In millions)
Mortgage loans held for sale, at fair value	$429	$424	$5	$1,282	$1,235	$47
Interest income on mortgage loans held for sale is recognized based on contractual rates and is reflected in interest income on loans held for sale in the consolidated statements of operations. The following table details net gains resulting from changes in fair value of these loans which were recorded in mortgage income in the consolidated statements of operations for the years presented. These changes in fair value are mostly offset by economic hedging activities. An immaterial portion of these amounts was attributable to changes in instrument-specific credit risk.

	2013	2012
	(In millions)
Net gains (losses) resulting from changes in fair value	$(42)	$18

The carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of the Company’s financial instruments as of December 31, 2013 are as follows:

	2013
	Carrying Amount	Estimated Fair Value(1)	Level 1	Level 2	Level 3
	(In millions)
Financial assets:
Cash and cash equivalents	$5,273	$5,273	$5,273	$—	$—
Trading account securities	111	111	111	—	—
Securities held to maturity	2,353	2,307	1	2,306	—
Securities available for sale	21,485	21,485	193	21,281	11
Loans held for sale	1,055	1,055	—	429	626
Loans (excluding leases), net of unearned income and allowance for loan losses(2)(3)	71,594	66,167	—	—	66,167
Other interest-earning assets	86	86	—	86	—
Derivative assets	1,219	1,219	—	1,214	5
Financial liabilities:
Derivative liabilities	1,301	1,301	—	1,301	—
Deposits	92,453	92,460	—	92,460	—
Short-term borrowings	2,182	2,182	—	2,182	—
Long-term borrowings	4,830	5,085	—	—	5,085
Loan commitments and letters of credit	117	621	—	—	621
Indemnification obligation	260	243	—	—	243

_________

(1)
Estimated fair values are consistent with an exit price concept. The assumptions used to estimate the fair values are intended to approximate those that a market participant would use in a hypothetical orderly transaction. In estimating fair value, the Company makes adjustments for interest rates, market liquidity and credit spreads as appropriate.

(2)
The estimated fair value of portfolio loans assumes sale of the loans to a third-party financial investor. Accordingly, the value to the Company if the loans were held to maturity is not reflected in the fair value estimate. In the current whole loan market, financial investors are generally requiring a higher rate of return than the return inherent in loans if held to maturity. The fair value discount at December 31, 2013 was $5.4 billion or 7.6 percent.

(3)	Excluded from this table is the lease carrying amount of $1.7 billion at December 31, 2013.

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

NOTE 22. BUSINESS SEGMENT INFORMATION

Each of Regions’ reportable segments is a strategic business unit that serves specific needs of Regions’ customers based on the products and services provided. The segments are based on the manner in which management views the financial performance of the business. The Company has three reportable segments: Business Services, Consumer Services and Wealth Management, with the remainder split between Discontinued Operations and Other. During the third quarter of 2012, Regions reorganized its internal management structure and, accordingly, its segment reporting structure. Historically, Regions’ primary business segment was Banking/Treasury, representing the Company’s banking network (including the Consumer and Commercial Banking function along with the Treasury function). Other segments included Investment Banking/Brokerage/Trust and Insurance. During the second quarter of 2012, Regions consummated the sale of Morgan Keegan (the primary component of Investment Banking/Brokerage/Trust). Shortly thereafter, Regions announced organizational changes to better integrate and execute the Company’s strategic priorities across all business groups and geographies. As a result, Regions revised its reportable segments. During the current year, minor reclassifications were made among the segments to more appropriately present management's current view of the segments. Prior periods’ information has been reclassified to conform to the current periods’ presentation.

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

The Wealth Management segment offers individuals, businesses, governmental institutions and non-profit entities a wide range of solutions to help protect, grow and transfer wealth. Offerings include credit related products, trust and investment management, asset management, retirement and savings solutions, estate planning and commercial insurance products.

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

•
Income tax expense (benefit) is calculated for Business Services, Consumer Services and Wealth Management based on a consistent federal and state statutory rate. Discontinued Operations reflects the actual income tax expense (benefit) of its results. Any difference between the Company’s consolidated income tax expense (benefit) and the segments’ calculated amounts is reflected in Other.

•
Management reporting allocations of certain expenses are made in order to analyze the financial performance of the segments. These allocations consist of operational and overhead cost pools and are intended to represent the total costs to support a segment.

The following tables present financial information for each reportable segment for the year ended December 31:

	2013
	Business Services	Consumer Services	Wealth Management	Other	Continuing Operations	Discontinued Operations	Consolidated
	(In millions)
Net interest income (loss)	$1,867	$1,840	$176	$(621)	$3,262	$—	$3,262
Provision (credit) for loan losses	265	430	21	(578)	138	—	138
Non-interest income	521	1,081	378	39	2,019	—	2,019
Non-interest expense	986	1,933	444	193	3,556	24	3,580
Income (loss) before income taxes	1,137	558	89	(197)	1,587	(24)	1,563
Income tax expense (benefit)	432	212	34	(226)	452	(11)	441
Net income (loss)	$705	$346	$55	$29	$1,135	$(13)	$1,122
Average assets	$50,020	$29,004	$3,024	$35,757	$117,805	$—	$117,805

	2012
	Business Services	Consumer Services	Wealth Management	Other	Continuing Operations	Discontinued Operations	Consolidated
	(In millions)
Net interest income (loss)	$2,008	$1,850	$191	$(749)	$3,300	$7	$3,307
Provision (credit) for loan losses	557	454	29	(827)	213	—	213
Non-interest income	478	1,217	338	67	2,100	264	2,364
Non-interest expense	918	1,999	424	185	3,526	370	3,896
Income (loss) before income taxes	1,011	614	76	(40)	1,661	(99)	1,562
Income tax expense (benefit)	384	233	29	(164)	482	(40)	442
Net income (loss)	$627	$381	$47	$124	$1,179	$(59)	$1,120
Average assets	$48,799	$29,712	$3,394	$40,277	$122,182	$713	$122,895

	2011
	Business Services	Consumer Services	Wealth Management	Other	Continuing Operations	Discontinued Operations	Consolidated
	(In millions)
Net interest income (loss)	$1,976	$1,791	$234	$(591)	$3,410	$31	$3,441
Provision (credit) for loan losses	1,325	567	77	(439)	1,530	—	1,530
Non-interest income	519	1,209	345	70	2,143	995	3,138
Non-interest expense	1,110	1,963	418	118	3,609	942	4,551
Goodwill impairment	—	—	253	—	253	492	745
Income (loss) before income taxes	60	470	(169)	(200)	161	(408)	(247)
Income tax expense (benefit)	23	179	32	(262)	(28)	(4)	(32)
Net income (loss)	$37	$291	$(201)	$62	$189	$(404)	$(215)
Average assets	$51,058	$30,255	$4,310	$41,096	$126,719	$3,254	$129,973

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
Credit risk associated with these instruments as of December 31 is represented by the contractual amounts indicated in the following table:

	2013	2012
	(In millions)
Unused commitments to extend credit	$41,885	$38,160
Standby letters of credit	1,629	1,872
Commercial letters of credit	36	27
Liabilities associated with standby letters of credit	37	37
Assets associated with standby letters of credit	38	37
Reserve for unfunded credit commitments	78	83
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
LEASE COMMITMENTS
Regions and its subsidiaries lease land, premises and equipment under cancelable and non-cancelable leases, some of which contain renewal options under various terms. The leased properties are used primarily for banking purposes. Total rental expense on operating leases for the years ended December 31, 2013, 2012 and 2011 was $165 million, $170 million and $197 million, respectively.

The approximate future minimum rental commitments as of December 31, 2013, for all non-cancelable leases with initial or remaining terms of one year or more are shown in the following table. Included in these amounts are all renewal options reasonably assured of being exercised.

	Premises	Equipment	Total
	(In millions)
2014	$106	$34	$140
2015	102	28	130
2016	96	15	111
2017	84	7	91
2018	72	2	74
Thereafter	363	1	364
	$823	$87	$910

LEGAL CONTINGENCIES

Regions, its affiliates and subsidiaries, and current and former officers, directors and employees, are sometimes collectively referred to as Regions and certain Related Persons. Regions and its subsidiaries are subject to loss contingencies related to litigation, claims, investigations and legal and administrative cases and proceedings arising in the ordinary course of business. Regions evaluates these contingencies based on information currently available, including advice of counsel. Regions establishes accruals for those matters when a loss contingency is considered probable and the related amount is reasonably estimable. Any accruals are periodically reviewed and may be adjusted as circumstances change. Some of Regions' exposure with respect to loss contingencies may be offset by applicable insurance coverage. In determining the amounts of any accruals or estimates of possible loss contingencies however, Regions does not take into account the availability of insurance coverage.

In addition, as previously discussed, Regions has agreed to indemnify Raymond James for all legal matters resulting from pre-closing activities in conjunction with the sale of Morgan Keegan and recorded an indemnification obligation at fair value in the second quarter of 2012. The indemnification obligation had a carrying amount of approximately $260 million and an estimated fair value of approximately $243 million as of December 31, 2013 (see Note 21).

When it is practicable, Regions estimates possible loss contingencies, whether or not there is an accrued probable loss. When Regions is able to estimate such possible losses, and when it is reasonably possible Regions could incur losses, in excess of amounts accrued, Regions is required to make a disclosure of the aggregate estimation. Regions currently estimates that it is reasonably possible that it may experience losses in excess of what Regions has accrued in an aggregate amount up to approximately $100 million as of December 31, 2013, with it also being reasonably possible that Regions could incur no losses in excess of amounts accrued. However, as available information changes, the matters for which Regions is able to estimate, as well as the estimates themselves will be adjusted accordingly. The legal contingencies included in the reasonably possible estimate include those that are subject to the indemnification agreement with Raymond James.
Assessments of litigation and claims exposures are difficult due to many factors that involve inherent unpredictability. Those factors include the following: the varying stages of the proceedings, particularly in the early stages; unspecified, unsupported, or uncertain damages; damages other than compensatory such as punitive damages; a matter presenting meaningful legal uncertainties, including novel issues of law; multiple defendants and jurisdictions; whether discovery has begun or not or discovery is not complete; whether or not meaningful settlement discussions have commenced; and whether the claim involves a class action and if so, how the class is defined. There are numerous factors that result in a greater degree of complexity in class-action lawsuits as compared to other types of litigation. Due to the many intricacies involved in class-action lawsuits at the early stages of these matters, obtaining clarity on a reasonable estimate is difficult which may call into question its reliability. As a result of some of these factors, Regions may be unable to estimate reasonably possible losses with respect to some of the matters disclosed below. The aggregated estimated amount provided above therefore may not include an estimate for every matter disclosed below.
Beginning in December 2007, Regions and certain of its affiliates were named in class-action lawsuits filed in federal and state courts on behalf of investors who purchased shares of certain Regions Morgan Keegan Select Funds (the “Funds”) and stockholders of Regions. These cases have been consolidated into class-actions and stockholder derivative actions for the open-end and closed-end Funds. The Funds were formerly managed by Regions Investment Management, Inc. (“Regions Investment Management”). Regions Investment Management no longer manages these Funds, which were transferred to Hyperion Brookfield Asset Management (“Hyperion”) in 2008. Certain of the Funds have since been terminated by Hyperion. The complaints contain various allegations, including claims that the Funds and the defendants misrepresented or failed to disclose material facts relating to the activities of the Funds. Plaintiffs have requested equitable relief and unspecified monetary damages. These cases are in various stages and no classes have been certified. Settlement discussions are ongoing in certain cases, and the Court has granted final approval of a settlement in the closed-end Funds class-action and shareholder derivative case. Certain of the shareholders in these Funds and other interested parties have entered into arbitration proceedings and individual civil claims, in lieu of participating in the class actions. These lawsuits and proceedings are subject to the indemnification agreement with Raymond James discussed above.
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
In December 2009, Regions and certain Related Persons were named in a consolidated shareholder derivative action filed in Jefferson County, Alabama. The complaint alleges mismanagement, waste of corporate assets, breach of fiduciary duty and unjust enrichment relating to bonuses and other benefits received by executive management. Plaintiffs requested equitable relief and unspecified monetary damages. The case was dismissed with prejudice on December 6, 2012. Plaintiffs' motion to alter, amend or vacate that judgment was denied on March 25, 2013. Plaintiffs appealed the order of dismissal to the Alabama Supreme Court on April 18, 2013. The dismissal was affirmed by the Alabama Supreme Court on February 14, 2014.
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
The SEC and states of Missouri and Texas are investigating alleged securities law violations by Morgan Keegan in the underwriting and sale of certain municipal bonds. An enforcement action was brought by the Missouri Secretary of State on April 4, 2013, seeking monetary penalties and other relief that was dismissed and refiled on November 21, 2013. A civil action was brought by institutional investors of the bonds on March 19, 2012, seeking a return of their investment and unspecified compensatory and punitive damages. A class action was brought on behalf of retail purchasers of the bonds on September 4, 2012, seeking unspecified compensatory and punitive damages. Several claims by individual investors and investor groups are also pending. These actions are in the early stages. These matters are also subject to the indemnification agreement with Raymond James.
Regions is involved in information-gathering requests and investigations (both formal and informal) as well as reviews, examinations and proceedings by various governmental regulatory agencies, law enforcement authorities and self-regulatory bodies regarding Regions’ business, business practices and policies as well as the conduct of persons with whom it does business. Additional inquiries will arise from time to time. In connection with those inquiries, Regions receives document requests, subpoenas and other requests for information. The inquiries, including those described below, could develop into administrative, civil or criminal proceedings or enforcement actions that could result in consequences that have a material effect on Regions' consolidated financial position, results of operations or cash flows as a whole. Such consequences could include adverse judgments, findings, settlements, penalties, fines, orders, injunctions, restitution, or alterations in our business practices, and could result in additional expenses and collateral costs, including reputational damage.
During the fourth quarter of 2013, Regions recorded a non-tax deductible charge of $58 million related to previously disclosed inquiries from government authorities concerning matters from 2009. Regions is in discussions with its banking supervisors to resolve their inquiries on these matters. In addition, the Board of Directors is conducting investigations regarding certain of the matters raised in these inquiries.
In 2013, Regions received a subpoena from the Office of Inspector General of the U.S. Department of Housing and Urban Development as part of an industry-wide investigation regarding loan origination and servicing practices. Many institutions have settled these matters on terms that included large monetary penalties, including, in some cases, civil money penalties under applicable banking laws. The investigation concerning Regions' practices is in the very early stages, and the Company cannot predict the ultimate outcome, however it is possible that this investigation may result in Regions payment of a monetary penalty which may adversely affect results of operations. Regions is cooperating with this inquiry.
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

GUARANTEES
INDEMNIFICATION OBLIGATION
As discussed in Note 3, on April 2, 2012 (“Closing Date”), Regions closed the sale of Morgan Keegan and related affiliates to Raymond James. In connection with the sale, Regions agreed to indemnify Raymond James for all legal matters related to pre-closing activities, including matters filed subsequent to the Closing Date that relate to actions that occurred prior to closing. Losses under the indemnification include legal and other expenses, such as costs for judgments, settlements and awards associated with the defense and resolution of the indemnified matters. The maximum potential amount of future payments that Regions could be required to make under the indemnification is indeterminable due to the indefinite term of some of the obligations. However, Regions expects the majority of ongoing legal matters to be resolved within approximately two years.

As of the Closing Date, the fair value of the indemnification obligation, which includes defense costs and unasserted claims, was approximately $385 million, of which approximately $256 million was recognized as a reduction to the gain on sale of Morgan Keegan. The fair value was determined through the use of a present value calculation that takes into account the future cash flows that a market participant would expect to receive from holding the indemnification liability as an asset. Regions performed a probability-weighted cash flow analysis and discounted the result at a credit-adjusted risk free rate. The fair value of the indemnification liability includes amounts that Regions had previously determined meet the definition of probable and reasonably estimable. Adjustments to the indemnification obligation are recorded within professional and legal expenses within discontinued operations (see Note 3). As of December 31, 2013, the carrying value of the indemnification obligation was approximately $260 million.
VISA INDEMNIFICATION
As a member of the Visa USA network, Regions, along with other members, indemnified Visa USA against litigation. On October 3, 2007, Visa USA was restructured and acquired several Visa affiliates. In conjunction with this restructuring, Regions' indemnification of Visa USA was modified to cover specific litigation (“covered litigation”).
A portion of Visa's proceeds from its initial public offering ("IPO") was escrowed to fund the covered litigation. During the first quarter of 2013, Visa made a settlement payment related to the covered litigation which reduced Regions' share of the escrow account to approximately zero compared to $22 million at December 31, 2012. Regions made a corresponding adjustment to reduce its liability to approximately zero compared to $22 million at December 31, 2012. The balances related to the escrow and the corresponding liability remain approximately zero as of December 31, 2013. To the extent that the amount available under the escrow arrangement, or subsequent fundings of the escrow account via reductions in the class B share conversion ratio, is insufficient to fully resolve the covered litigation, Visa is expected to enforce the indemnification obligations of Visa USA's members for any excess amount. At this time, Regions has concluded that it is not probable that covered litigation exposure will exceed the class B share value.

NOTE 24. PARENT COMPANY ONLY FINANCIAL STATEMENTS
Presented below are condensed financial statements of Regions Financial Corporation:
Balance Sheets

	December 31
	2013	2012
	(In millions)
Assets
Interest-bearing deposits in other banks	$1,222	$857
Loans to subsidiaries	11	1
Securities available for sale	20	29
Premises and equipment, net	22	23
Investments in subsidiaries:
Banks	16,356	16,955
Non-banks	265	246
	16,621	17,201
Other assets	340	484
Total assets	$18,236	$18,595
Liabilities and Stockholders’ Equity
Short-term borrowings	$—	$70
Long-term borrowings	2,161	2,567
Other liabilities	307	459
Total liabilities	2,468	3,096
Stockholders’ equity:
Preferred stock	450	482
Common stock	14	15
Additional paid-in capital	19,216	19,652
Retained earnings (deficit)	(2,216)	(3,338)
Treasury stock, at cost	(1,377)	(1,377)
Accumulated other comprehensive income (loss), net	(319)	65
Total stockholders’ equity	15,768	15,499
Total liabilities and stockholders’ equity	$18,236	$18,595

Statements of Operations

	Year Ended December 31
	2013	2012	2011
	(In millions)
Income:
Dividends received from subsidiaries	$1,520	$950	$—
Service fees from subsidiaries	160	141	129
Interest from subsidiaries	3	4	10
Other	1	2	(5)
	1,684	1,097	134
Expenses:
Salaries and employee benefits	180	154	133
Interest	104	165	173
Net occupancy expense	10	10	9
Furniture and equipment expense	2	3	5
Professional and legal fees	21	17	20
Other	143	85	64
	460	434	404
Income (loss) before income taxes and equity in undistributed earnings (loss) of subsidiaries	1,224	663	(270)
Income tax benefit	(117)	(122)	(121)
Income (loss) from continuing operations	1,341	785	(149)
Discontinued operations:
Loss from discontinued operations before income taxes	(24)	(114)	(6)
Income tax benefit	(11)	(38)	—
Loss from discontinued operations, net of tax	(13)	(76)	(6)
Income (loss) before equity in undistributed earnings (loss) of subsidiaries and preferred dividends	1,328	709	(155)
Equity in undistributed earnings (loss) of subsidiaries:
Banks	(221)	387	317
Non-banks	15	24	(377)
	(206)	411	(60)
Net income (loss)	1,122	1,120	(215)
Preferred stock dividends and accretion	(32)	(129)	(214)
Net income (loss) available to common shareholders	$1,090	$991	$(429)

Statements of Cash Flows

	Year Ended December 31
	2013	2012	2011
	(In millions)
Operating activities:
Net income (loss)	$1,122	$1,120	$(215)
Adjustments to reconcile net cash from operating activities:
Equity in undistributed (earnings) loss of subsidiaries	206	(411)	60
Depreciation, amortization and accretion, net	1	5	7
Loss on sale of premises and equipment	—	—	16
Loss on early extinguishment of debt	32	11	—
Gain on disposition of business	—	(19)	—
Net change in operating assets and liabilities:
Trading account securities	—	20	6
Other assets	122	(90)	(26)
Other liabilities	(152)	242	79
Other	(21)	138	(3)
Net cash from operating activities	1,310	1,016	(76)
Investing activities:
Investment in subsidiaries	(6)	2	(110)
Principal (advances) payments on loans to subsidiaries	(10)	—	35
Net sales of premises and equipment	—	—	21
Proceeds from sales and maturities of securities available for sale	4	15	34
Purchases of securities available for sale	(5)	(14)	(28)
Proceeds from disposition of business, net of cash transferred	—	855	—
Net cash from investing activities	(17)	858	(48)
Financing activities:
Net change in short-term borrowings	(70)	70	—
Proceeds from long-term borrowings	750	—	—
Payments on long-term borrowings	(1,098)	(1,298)	(1,001)
Net proceeds from issuance of Series A preferred stock	—	486	—
Net proceeds from issuance of common stock	—	875	—
Repurchase of common stock	(340)	—	—
Repurchase of Series A preferred stock and warrant issued to the U.S. Treasury	—	(3,545)	—
Cash dividends on common stock	(138)	(54)	(51)
Cash dividends on preferred stock	(32)	(48)	(175)
Net cash from financing activities	(928)	(3,514)	(1,227)
Net change in cash and cash equivalents	365	(1,640)	(1,351)
Cash and cash equivalents at beginning of year	857	2,497	3,848
Cash and cash equivalents at end of year	$1,222	$857	$2,497

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not Applicable.
Item 9A. Controls and Procedures

Based on an evaluation, as of the end of the period covered by this Form 10-K, under the supervision and with the participation of Regions’ management, including its Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and the Chief Financial Officer have concluded that Regions’ disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) are effective. During the fourth fiscal quarter of the year ended December 31, 2013, there have been no changes in Regions’ internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Regions’ control over financial reporting.
The Report of Management on Internal Control Over Financial Reporting is included in Item 8. of this Annual Report on Form 10-K.

Item 9B. Other Information
Not Applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance

Information about the Directors and Director nominees of Regions included in Regions’ Proxy Statement for the Annual Meeting of Stockholders to be held on April 24, 2014 (the “Proxy Statement”) under the caption “ELECTION OF DIRECTORS—Who Are This Year's Nominees?” and the information incorporated by reference pursuant to Item 13. below are incorporated herein by reference. Information on Regions’ executive officers is included below.
Information regarding Regions’ Audit Committee included under the caption “CORPORATE GOVERNANCE—Committee Composition—Audit Committee” of the Proxy Statement is incorporated herein by reference.
Information regarding late filings under Section 16(a) of the Securities Exchange Act of 1934 included in the Proxy Statement under the caption “OWNERSHIP OF REGIONS COMMON STOCK—Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.
Information regarding Regions’ Code of Ethics for Senior Financial Officers included in the Proxy Statement under the caption “CORPORATE GOVERNANCE—Policies Relating to Transactions with Related Persons and Code of Conduct — Code of Conduct for Senior Financial Officers” is incorporated herein by reference.
Information included in the Proxy Statement under the caption "CORPORATE GOVERNANCE—Family Relationships" is incorporated herein by reference.

Executive officers of the registrant as of December 31, 2013, are as follows:

Executive Officer	Age	Position and Offices Held with Registrant and Subsidiaries	Executive Officer Since*
O. B. Grayson Hall, Jr.	56	Chairman, President and Chief Executive Officer of registrant and Regions Bank. Director of registrant and Regions Bank. Previously President and Chief Executive Officer; President and Chief Operating Officer; and Vice Chairman and Head of General Banking Group.	1993
David B. Edmonds	60	Senior Executive Vice President and Chief Administrative Officer of registrant and Regions Bank. Previously Head of Human Resources Group.	1994
David J. Turner, Jr.	50	Senior Executive Vice President and Chief Financial Officer of registrant and Regions Bank. Previously Director of Internal Audit Division.	2010
Fournier J. “Boots” Gale, III	69	Senior Executive Vice President, General Counsel and Corporate Secretary of registrant and Regions Bank. Previously a founding partner of Maynard Cooper & Gale PC in Birmingham, Alabama.	2011
C. Matthew Lusco	56	Senior Executive Vice President and Chief Risk Officer of registrant and Regions Bank. Previously managing partner of KPMG LLP’s offices in Birmingham, Alabama and Memphis, Tennessee.	2011
John B. Owen	52	Senior Executive Vice President and Head of Business Groups of registrant and Regions Bank. Director and Chairman, Regions Insurance Group, Inc. Previously Head of Consumer Services Group; and Head of Operations and Technology Group. Prior to joining Regions, served as Chief Executive Officer for Assurant Specialty Property.	2009
John C. Asbury	48	Senior Executive Vice President and Head of Business Services Group of registrant and Regions Bank. Director, Regions Equipment Finance Corporation; Manager, RFC Financial Services Holding LLC and Regions Securities LLC. Prior to joining Regions, held senior management positions at Bank of America.	2010

Executive Officer	Age	Position and Offices Held with Registrant and Subsidiaries	Executive Officer Since*
Brett D. Couch	50	Senior Executive Vice President and East Region President of Regions Bank. Director, Regions Investment Services, Inc. Previously Florida Region President; Mississippi President; and West Florida Area Executive.	2010
Barb Godin	60	Senior Executive Vice President and Chief Credit Officer of registrant and Regions Bank. Previously served in senior management roles in credit and risk management.	2010
C. Keith Herron	49	Senior Executive Vice President and Head of Strategic Planning and Execution of registrant and Regions Bank. Director, Regions Investment Services, Inc. Previously Midsouth Region President; Middle Tennessee Area Executive; East Tennessee Area Executive; North Alabama Area Executive; and Head of Credit Review.	2010
Ellen S. Jones	55	Senior Executive Vice President and Chief Financial Officer for Business Operations and Support of registrant and Regions Bank. Director, Regions Insurance Group, Inc., Manager, RFC Financial Services Holding LLC and Regions Securities LLC. Prior to joining Regions, held senior finance leadership positions at Bank of America.	2010
David R. Keenan	46	Senior Executive Vice President and Director of Human Resources of registrant and Regions Bank. Previously served in senior management roles in Human Resources.	2010
Scott M. Peters	52	Senior Executive Vice President and Head of Consumer Services Group of registrant and Regions Bank. Previously Chief Marketing Officer.	2010
William D. Ritter	43	Senior Executive Vice President and Head of Wealth Management Group of registrant and Regions Bank. Director, Regions Insurance Group, Inc. Previously Central Region President; and North Central Alabama Area Executive.	2010
Cynthia M. Rogers	57	Senior Executive Vice President and Head of Operations and Technology Group of registrant and Regions Bank. Director, Regions Insurance Group, Inc. Previously Head of Bank Operations.	2010
Ronald G. Smith	53	Senior Executive Vice President and Mid-America Region President of Regions Bank. Director, Regions Insurance Group, Inc. Previously Southwest Region President; and Mississippi/North Louisiana Area President.	2010
John M. Turner, Jr.	52	Senior Executive Vice President and South Region President of Regions Bank. Previously Central Region President. Prior to joining Regions, served as President of Whitney National Bank and Whitney Holding Corporation.	2011

*	The years indicated are those in which the individual was first deemed to be an executive officer of registrant, including its predecessor companies.

Item 11. Executive Compensation

All information presented under the captions “COMPENSATION DISCUSSION AND ANALYSIS,” “COMPENSATION OF EXECUTIVE OFFICERS,” “COMPENSATION COMMITTEE REPORT,” “CORPORATE GOVERNANCE—Compensation Committee Interlocks and Insider Participation” and “—Relationship of Compensation Policies and Practices to Risk Management” and "ELECTION OF DIRECTORS—How are Directors Compensated?" of the Proxy Statement are incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

All information presented under the caption “OWNERSHIP OF REGIONS COMMON STOCK” of the Proxy Statement is incorporated herein by reference.
Equity Compensation Plan Information
The following table gives information about the common stock that may be issued upon the exercise of options, warrants and rights under all of Regions’ existing equity compensation plans as of December 31, 2013.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity Compensation Plans Approved by Stockholders	10,687,231		$12.57	52,784,895	(b)
Equity Compensation Plans Not Approved by Stockholders	21,440,004	(c)	$27.91	—
Total	32,127,235		$22.81	52,784,895

(a)	Does not include outstanding restricted stock awards.

(b)	Consists of shares available for future issuance under the Regions Financial Corporation 2010 Long Term Incentive Plan. In 2010, all prior long-term incentive plans were closed to new grants.

(c)
Consists of outstanding stock options issued under plans assumed in connection with the Regions-AmSouth merger, which were previously approved by AmSouth stockholders but not pre-merger Regions stockholders. In each instance, the number of shares subject to option and the exercise price of outstanding options have been adjusted to reflect the applicable exchange ratio. See Note 16 “Share Based Payments” to the consolidated financial statements included in Regions’ Annual Report on Form 10-K for the year ended December 31, 2013. Does not include 102,323 shares issuable pursuant to outstanding rights under AmSouth deferred compensation plans assumed by Regions.

Item 13. Certain Relationships and Related Transactions, and Director Independence

All information presented under the captions “CORPORATE GOVERNANCE—Transactions with Directors," "—Other Business Relationships and Transactions,” “—Policies Relating to Transactions with Related Persons and Code of Conduct” and “—Director Independence” of the Proxy Statement are incorporated herein by reference.

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

Reports of Independent Registered Public Accounting Firm;
Consolidated Balance Sheets—December 31, 2013 and 2012;
Consolidated Statements of Operations—Years ended December 31, 2013, 2012 and 2011;
Consolidated Statements of Comprehensive Income (Loss)—Years ended December 31, 2013, 2012 and 2011;
Consolidated Statements of Changes in Stockholders’ Equity—Years ended December 31, 2013, 2012 and 2011; and
Consolidated Statements of Cash Flows—Years ended December 31, 2013, 2012 and 2011.
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

10.7*	Form of 2009-2010 Annual Salary Stock Unit Award Agreement, incorporated by reference to Exhibit 10.1 to Form 8-K Current Report filed by registrant on December 11, 2009, File No. 000-50831.

10.8*	Form of 2011 Annual Salary Stock Unit Award Agreement, incorporated by reference to Exhibit 10.1 to Form 8-K Current Report filed by registrant on February 25, 2011.

10.9*	Form of TARP Restricted Stock Award Agreement, incorporated by reference to Exhibit 10.2 to Form 8-K Current Report filed by registrant on February 25, 2011.

10.10*	Form of 2012 Annual Salary Stock Unit Award Agreement, incorporated by reference to Exhibit 10.10 to Form 10-K Annual Report filed by registrant on February 24, 2012.

10.11*	Form of Notice and Form of Restricted Stock Unit Award Agreement, incorporated by reference to Exhibit 10.2 to Form 8-K Current Report filed by registrant on May 25, 2012.

10.12*	Form of Notice and Form of Performance Stock Unit Award Agreement, incorporated by reference to Exhibit 10.3 to Form 8-K Current Report filed by registrant on May 25, 2012.

10.13*	Form of Notice and Form of Performance Unit Award Agreement, incorporated by reference to Exhibit 10.4 to Form 8-K Current Report filed by registrant on May 25, 2012.

10.14*	Form of Notice and Form of Restricted Stock Unit Award Agreement, incorporated by reference to Exhibit 10.2 to Form 10-Q Quarterly Report filed by registrant on May 8, 2013.

10.15*	Form of Notice and Form of Performance Stock Unit Award Agreement, incorporated by reference to Exhibit 10.3 to Form 10-Q Quarterly Report filed by registrant on May 8, 2013.

SEC Assigned Exhibit Number	Description of Exhibits

10.16*	Form of Notice and Form of Performance Unit Award Agreement, incorporated by reference to Exhibit 10.4 to Form 10-Q Quarterly Report filed by registrant on May 8, 2013.

10.17*
AmSouth Bancorporation 2006 Long Term Incentive Compensation Plan, incorporated by reference to Appendix C to AmSouth Bancorporation’s Proxy Statement dated March 10, 2006, for the AmSouth Annual Meeting of Shareholders held April 20, 2006, File No. 1-7476.

10.18*
Form of stock option grant agreement under AmSouth Bancorporation 2006 Long Term Incentive Compensation Plan, incorporated by reference to Exhibit 99.3 to Form 8-K Current Report filed by registrant on April 30, 2007, File No. 000-50831.

10.19*
Form of performance-based stock option grant agreement and award notice under AmSouth Bancorporation 2006 Long Term Incentive Compensation Plan, incorporated by reference to Exhibit 10.4 to Form 10-Q Quarterly Report filed by registrant on May 11, 2009, File No. 000-50831.

10.20*	Regions Financial Corporation 2006 Long Term Incentive Plan, incorporated by reference to Exhibit 99.1 to Form 8-K Current Report filed by registrant on May 23, 2006, File No. 000-50831.

10.21*
Amendment to Regions Financial Corporation 2006 Long Term Incentive Plan, incorporated by reference to Exhibit 10.5 to Form 10-Q Quarterly Report filed by registrant on May 7, 2008, File No. 000-50831.

10.22*
Form of stock option grant agreement under Regions Financial Corporation 2006 Long Term Incentive Plan, incorporated by reference to Exhibit 99.1 to Form 8-K Current Report filed by registrant on April 30, 2007, File No. 000-50831.

10.23*
Form of performance-based stock option grant agreement and award notice under Regions Financial Corporation 2006 Long Term Incentive Plan, incorporated by reference to Exhibit 10.3 to Form 10-Q Quarterly Report filed by registrant on May 11, 2009, File No. 000-50831.

10.24*
Form of performance-based restricted stock agreement and award notice under AmSouth Bancorporation 2006 Long Term Incentive Compensation Plan and Regions Financial Corporation 2006 Long Term Incentive Plan, incorporated by reference to Exhibit 10.5 to Form 10-Q Quarterly Report filed by registrant on May 11, 2009, File No. 000-50831.

10.25*
Form of performance-based restricted stock agreement and award notice applicable to the non-employee members of the Board of Directors under the Regions Financial Corporation 2006 Long Term Incentive Plan, incorporated by reference to Exhibit 10.1 to Form 8-K Current Report filed by registrant on April 22, 2009, File No. 000-50831.

10.26*
Form of director stock option grant agreement under Regions Financial Corporation 2006 Long Term Incentive Plan, incorporated by reference to Exhibit 10.45 to Form 10-K Annual Report filed by registrant on February 27, 2008, File No. 000-50831.

SEC Assigned Exhibit Number	Description of Exhibits

10.27*
Form of 2009 LTI cash award agreement under the Regions Financial Corporation 2006 Long Term Incentive Plan, incorporated by reference to Exhibit 10.19 to Form 10-K Annual Report filed by registrant on February 24, 2011.

10.28*
AmSouth Bancorporation 1996 Long Term Incentive Compensation Plan, as amended, incorporated by reference to Exhibit 10.2 to Form 10-Q Quarterly Report filed by AmSouth Bancorporation on November 9, 2004, File No. 1-7476.

10.29*
Amendment Number 1 to the AmSouth Bancorporation 1996 Long Term Incentive Compensation Plan, incorporated by reference to Exhibit 10.1 to Form 10-Q Quarterly Report filed by AmSouth Bancorporation on May 9, 2006, File No. 1-7476.

10.30*
Form of stock option grant agreement under AmSouth Bancorporation 1996 Long Term Incentive Compensation Plan, incorporated by reference as Exhibit 10.2 to Form 8-K Current Report filed by AmSouth Bancorporation on February 11, 2005, File No. 1-7476.

10.31*
AmSouth Bancorporation Amended and Restated Stock Option Plan for Outside Directors, incorporated by reference to Appendix E to AmSouth Bancorporation’s Proxy Statement dated March 10, 2004, for the Annual Meeting of Shareholders held April 15, 2004, File No. 1-7476.

10.32*
Form of stock option grant agreement under AmSouth Bancorporation Amended and Restated Stock Option Plan for Outside Directors, incorporated by reference to Exhibit 10.1 to Form 8-K Current Report filed by AmSouth Bancorporation on April 26, 2005, File No. 1-7476.

10.33*
Amended and Restated Regions Financial Corporation Directors’ Deferred Stock Investment Plan, incorporated by reference to Exhibit 10.27 to Form 10-K Annual Report filed by registrant on February 25, 2009, File No. 000-50831.

10.34*
Amended and Restated Regions Financial Corporation Deferred Compensation Plan for Former Directors of AmSouth Bancorporation (formerly named Deferred Compensation Plan for Directors of AmSouth Bancorporation), incorporated by reference to Exhibit 10.30 to Form 10-K Annual Report filed by registrant on February 25, 2009, File No. 000-50831.

10.35*
First American Corporation Directors’ Deferred Compensation Plan, incorporated by reference to Exhibit 10-a to Form 10-Q Quarterly Report filed by AmSouth Bancorporation on April 30, 2002, File No. 1-7476.

10.36*
Amendment Number 2 to First American Corporation Directors’ Deferred Compensation Plan, incorporated by reference to Exhibit 10.3 to Form 10-Q Quarterly Report filed by registrant on November 9, 2007, File No. 000-50831.

10.37*	Amendment Number 3 to First American Corporation Directors’ Deferred Compensation Plan, incorporated by reference to Exhibit 10.42 to Form 10-K Annual Report filed by registrant on February 21, 2013.

10.38*
Form of deferred compensation agreement implementing deferred compensation arrangements with certain directors who were formerly directors of Union Planters Corporation, incorporated by reference to Exhibit 10.19 to Form 10-K Annual Report filed by registrant on March 14, 2005, File No. 000-50831.

SEC Assigned Exhibit Number	Description of Exhibits

10.39*	AmSouth Bancorporation Deferred Compensation Plan, incorporated by reference to Exhibit 10.13 to Form 10-K Annual Report filed by AmSouth Bancorporation on March 15, 2005, File No. 1-7476.

10.40*
Amendment Number 1 to AmSouth Bancorporation Deferred Compensation Plan effective November 4, 2006, incorporated by reference to Exhibit 10.59 to Form 10-K Annual Report filed by registrant on March 1, 2007, File No. 000-50831.

10.41*
Amendment Number 2 to AmSouth Bancorporation Deferred Compensation Plan, incorporated by reference to Exhibit 10.36 to Form 10-K Annual Report filed by registrant on February 25, 2009, File No. 000-50831.

10.42*
Form of Change-in-Control Agreement for executive officers O. B. Grayson Hall, Jr., David B. Edmonds and John B. Owen, incorporated by reference to Exhibit 10.3 of Form 8-K Current Report filed by registrant on October 3, 2007, File No. 000-50831.

10.43*	Form of Change-in-Control Agreement for executive officer Fournier J. Gale, III, incorporated by reference to Exhibit 10.10 of Form 10-Q Quarterly Report filed by registrant on August 4, 2011.

10.44*
Form of Change-in-Control Agreement for executive officers C. Matthew Lusco and John M. Turner, Jr., incorporated by reference to Exhibit 10.11 of Form 10-Q Quarterly Report filed by registrant on August 4, 2011.

10.45*
Form of Change-in-Control Agreement with executive officers Brett D. Couch, Barbara Godin, C. Keith Herron, David R. Keenan, Scott M. Peters, Cynthia M. Rogers, Ronald G. Smith and David J. Turner, Jr., incorporated by reference to Exhibit 10.48 to Form 10-K Annual Report filed by registrant on February 24, 2011.

10.46*
Form of Change-in-Control Agreement with executive officers John C. Asbury, Ellen S. Jones and William D. Ritter, incorporated by reference to Exhibit 10.49 to Form 10-K Annual Report filed by registrant on February 24, 2011.

10.47*
Form of Amendment to Change-in-Control Agreement with executive officers O. B. Grayson Hall, Jr., David B. Edmonds, David J. Turner, Jr., John B. Owen, Brett D. Couch, Barbara Godin, C. Keith Herron, David R. Keenan, Scott M. Peters, Cynthia M. Rogers, Ronald G. Smith, John C. Asbury, Ellen S. Jones and William D. Ritter, incorporated by reference to Exhibit 10.52 to Form 10-K Annual Report filed by registrant on February 21, 2013.

10.48*	Regions Financial Corporation Supplemental 401(k) Plan (Restated as of January 1, 2014) (encompassing through Amendment No. Seven).

10.49*	Regions Financial Corporation Post 2006 Supplemental Executive Retirement Plan (Restated as of January 1, 2014) (encompassing through Amendment No. Three).

10.50*
Form of Indemnification Agreement for Directors of AmSouth Bancorporation, incorporated by reference to Exhibit 10.2 to Form 8-K Current Report filed by AmSouth Bancorporation on April 20, 2006, File No. 1-7476.

10.51*	Form of Aircraft Time Sharing Agreement, incorporated by reference to Exhibit 10.1 to Form 10-Q Quarterly Report filed by registrant on November 4, 2009, File No. 000-50831.

SEC Assigned Exhibit Number	Description of Exhibits

10.52*
Amendment to Aircraft Time Sharing Agreement by and between Regions Financial Corporation and O.B. Grayson Hall, Jr., incorporated by reference to Exhibit 10.63 to Form 10-K Annual Report filed by registrant on February 21, 2013.

10.53*	Regions Financial Corporation Use of Corporate Aircraft Policy, incorporated by reference to Exhibit 10.64 to Form 10-K Annual Report filed by registrant on February 21, 2013.

10.54*	Regions Financial Corporation Amended and Restated Management Incentive Plan, incorporated by reference to Exhibit 10.1 to Form 8-K Current report filed by registrant on May 25, 2012.

10.55*
Regions Financial Corporation Executive Incentive Plan, incorporated by reference to Appendix A to Proxy Statement filed by registrant on March 26, 2013 and approved by the stockholders at the annual meeting held May 16, 2013.

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

DATE:	February 21, 2014		Regions Financial Corporation

		By:	/S/ O. B. Grayson Hall, Jr.
O. B. Grayson Hall, Jr. Chairman, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated

Signature	Title	Date

/S/ O. B. GRAYSON HALL, JR.	Chairman, President and Chief Executive Officer, and Director (principal executive officer)	February 21, 2014
O. B. Grayson Hall, Jr.

/S/ DAVID J. TURNER, JR.	Senior Executive Vice President and Chief Financial Officer (principal financial officer)	February 21, 2014
David J. Turner, Jr.

/S/ HARDIE B. KIMBROUGH, JR.	Executive Vice President and Controller (principal accounting officer)	February 21, 2014
Hardie B. Kimbrough, Jr.

*	Director	February 21, 2014
George W. Bryan

*	Director	February 21, 2014
Carolyn H. Byrd

*	Director	February 21, 2014
David J. Cooper, Sr.

*	Director	February 21, 2014
Don DeFosset

*	Director	February 21, 2014
Eric C. Fast

*	Director	February 21, 2014
John D. Johns

Signature	Title	Date

*	Director	February 21, 2014
James R. Malone

*	Director	February 21, 2014
Ruth Ann Marshall

*	Director	February 21, 2014
Susan W. Matlock

*	Director	February 21, 2014
John E. Maupin, Jr.

*	Director	February 21, 2014
Charles D. McCrary

*	Director	February 21, 2014
John R. Roberts

*	Director	February 21, 2014
Lee J. Styslinger III

*
Fournier J. Gale, III, by signing his name hereto, does sign this document on behalf of each of the persons indicated above pursuant to powers of attorney executed by such persons and filed with the Securities and Exchange Commission.

By:	/S/ FOURNIER J. GALE, III
Fournier J. Gale, III
Attorney in Fact