Form 10-Q
period 2014-03-31
REGIONS FINANCIAL CORP
filed 2014-05-07
CIK 1281761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2014
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
The number of shares outstanding of each of the issuer’s classes of common stock was 1,379,007,243 shares of common stock, par value $.01, outstanding as of May 2, 2014.

REGIONS FINANCIAL CORPORATION
FORM 10-Q

Forward-Looking Statements
This Quarterly Report on Form 10-Q, other periodic reports filed by Regions Financial Corporation under the Securities Exchange Act of 1934, as amended, and any other written or oral statements made by or on behalf may include forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. The terms “Regions,” the “Company,” “we,” “us” and “our” mean Regions Financial Corporation, a Delaware corporation, and its subsidiaries when appropriate. The words “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects,” “targets,” “projects,” “outlook,” “forecast,” “will,” “may,” “could,” “should,” “can,” and similar expressions often signify forward-looking statements. Forward-looking statements are not based on historical information, but rather are related to future operations, strategies, financial results or other developments. Forward-looking statements are based on management’s expectations as well as certain assumptions and estimates made by, and information available to, management at the time the statements are made. Those statements are based on general assumptions and are subject to various risks, uncertainties and other factors that may cause actual results to differ materially from the views, beliefs and projections expressed in such statements. These risks, uncertainties and other factors include, but are not limited to, those described below:

•
Current and future economic and market conditions in the United States generally or in the communities we serve, including the effects of declines in property values, unemployment rates and potential reduction of economic growth.

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

•
Our ability to comply with applicable capital and liquidity requirements (including finalized Basel III capital standards), including our ability to generate capital internally or raise capital on favorable terms.

•
The costs and other effects (including reputational harm) of any adverse judicial, administrative, or arbitral rulings or proceedings, regulatory enforcement actions, or other legal actions to which we or any of our subsidiaries are a party.

•	Any adverse change to our ability to collect interchange fees in a profitable manner, whether such change is the result of regulation, litigation, legislation, or other governmental action.

•	Our ability to manage fluctuations in the value of assets and liabilities and off-balance sheet exposure so as to maintain sufficient capital and liquidity to support our business.

•	Possible changes in consumer and business spending and saving habits and the related effect on our ability to increase assets and to attract deposits.

•	Any inaccurate or incomplete information provided to us by our customers or counterparties.

•	Inability of our framework to manage risks associated with our business, including operational risk and credit risk.

•	The inability of our internal disclosure controls and procedures to prevent, detect or mitigate any material errors or fraudulent acts.

•	The effects of geopolitical instability, including wars, conflicts and terrorist attacks.

•	The effects of man-made and natural disasters, including fires, floods, droughts, tornadoes, hurricanes and environmental damage.

•	Our ability to keep pace with technological changes.

•	Our ability to identify and address cyber-security risks such as data security breaches, “denial of service” attacks, “hacking” and identity theft.

•	Possible downgrades in our credit ratings or outlook.

•	The effects of problems encountered by other financial institutions that adversely affect us or the banking industry generally.

•	The effects of the failure of any component of our business infrastructure which is provided by a third party.

•	Our ability to receive dividends from our subsidiaries.

•	Changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or other regulatory agencies.

•	The effects of any damage to our reputation resulting from developments related to any of the items identified above.
You should not place undue reliance on any forward-looking statements, which speak only as of the date made. We assume no obligation to update or revise any forward-looking statements that are made from time to time.
See also the “Forward-Looking Statements” and “Risk Factors” sections of Regions’ Annual Report on Form 10-K for the year ended December 31, 2013 as filed with the Securities and Exchange Commission.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2014	December 31, 2013
	(In millions, except share data)
Assets
Cash and due from banks	$2,072	$1,661
Interest-bearing deposits in other banks	3,114	3,612
Federal funds sold and securities purchased under agreements to resell	10	—
Trading account securities	117	111
Securities held to maturity (estimated fair value of $2,294 and $2,307, respectively)	2,317	2,353
Securities available for sale	21,615	21,485
Loans held for sale (includes $344 and $429 measured at fair value, respectively)	395	1,055
Loans, net of unearned income	75,680	74,609
Allowance for loan losses	(1,261)	(1,341)
Net loans	74,419	73,268
Other interest-earning assets	86	86
Premises and equipment, net	2,194	2,216
Interest receivable	316	313
Goodwill	4,816	4,816
Mortgage servicing rights at fair value	288	297
Other identifiable intangible assets	294	295
Other assets	5,880	5,828
Total assets	$117,933	$117,396
Liabilities and Stockholders’ Equity
Deposits:
Non-interest-bearing	$31,154	$30,083
Interest-bearing	62,239	62,370
Total deposits	93,393	92,453
Borrowed funds:
Short-term borrowings:
Federal funds purchased and securities sold under agreements to repurchase	1,981	2,182
Long-term borrowings	4,226	4,830
Total borrowed funds	6,207	7,012
Other liabilities	2,201	2,163
Total liabilities	101,801	101,628
Stockholders’ equity:
Preferred stock, authorized 10 million shares:
Series A, non-cumulative perpetual, par value $1.00 (liquidation preference $1,000.00) per share, including related surplus, net of discount; Issued—500,000 shares	442	450
Common stock, par value $.01 per share:
Authorized 3 billion shares
Issued including treasury stock—1,419,451,253 and 1,419,006,360 shares, respectively	14	14
Additional paid-in capital	19,179	19,216
Retained earnings (deficit)	(1,897)	(2,216)
Treasury stock, at cost—41,264,356 and 41,285,676 shares, respectively	(1,377)	(1,377)
Accumulated other comprehensive income (loss), net	(229)	(319)
Total stockholders’ equity	16,132	15,768
Total liabilities and stockholders’ equity	$117,933	$117,396

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31
	2014	2013
	(In millions, except per share data)
Interest income on:
Loans, including fees	$732	$743
Securities - taxable	154	156
Loans held for sale	8	9
Trading account securities	2	1
Other interest-earning assets	2	2
Total interest income	898	911
Interest expense on:
Deposits	27	42
Long-term borrowings	55	71
Total interest expense	82	113
Net interest income	816	798
Provision for loan losses	2	10
Net interest income after provision for loan losses	814	788
Non-interest income:
Service charges on deposit accounts	173	184
Card and ATM fees	79	76
Mortgage income	40	72
Securities gains (losses), net	2	15
Other	144	154
Total non-interest income	438	501
Non-interest expense:
Salaries and employee benefits	455	447
Net occupancy expense	93	90
Furniture and equipment expense	70	69
Other	199	236
Total non-interest expense	817	842
Income from continuing operations before income taxes	435	447
Income tax expense	128	114
Income from continuing operations	307	333
Discontinued operations:
Income from discontinued operations before income taxes	19	4
Income tax expense	7	2
Income from discontinued operations, net of tax	12	2
Net income	$319	$335
Net income from continuing operations available to common shareholders	$299	$325
Net income available to common shareholders	$311	$327
Weighted-average number of shares outstanding:
Basic	1,378	1,413
Diluted	1,390	1,423
Earnings per common share from continuing operations:
Basic	$0.22	$0.23
Diluted	0.21	0.23
Earnings per common share:
Basic	$0.23	$0.23
Diluted	0.22	0.23
Cash dividends declared per common share	0.03	0.01

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31
	2014	2013
	(In millions)
Net income	$319	$335
Other comprehensive income (loss), net of tax:
Unrealized losses on securities transferred to held to maturity:
Unrealized losses on securities transferred to held for maturity during the period (net of zero and zero tax effect, respectively)	—	—
Less: reclassification adjustments for amortization of unrealized losses on securities transferred to held to maturity (net of ($1) and zero tax effect, respectively)	(2)	—
Net change in unrealized losses on securities transferred to held to maturity	2	—
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period (net of $49 and ($43) tax effect, respectively)	79	(68)
Less: reclassification adjustments for securities gains (losses) realized in net income (net of $1 and $5 tax effect, respectively)	1	10
Net change in unrealized gains (losses) on securities available for sale, net of tax	78	(78)
Unrealized gains (losses) on derivative instruments designated as cash flow hedges:
Unrealized holding gains (losses) on derivatives arising during the period (net of $14 and $1 tax effect, respectively)	23	1
Less: reclassification adjustments for gains (losses) realized in net income (net of $11 and $6 tax effect, respectively)	17	9
Net change in unrealized gains (losses) on derivative instruments, net of tax	6	(8)
Defined benefit pension plans and other post employment benefits:
Net actuarial gains (losses) arising during the period (net of zero and zero tax effect, respectively)	—	(1)
Less: reclassification adjustments for amortization of actuarial loss and prior service cost realized in net income, and other (net of ($2) and ($6) tax effect, respectively)	(4)	(10)
Net change from defined benefit pension plans, net of tax	4	9
Other comprehensive income (loss), net of tax	90	(77)
Comprehensive income	$409	$258
See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Treasury Stock, At Cost	Accumulated Other Comprehensive Income (Loss), Net	Total
	Shares	Amount	Shares	Amount
	(In millions, except share and per share data)
BALANCE AT JANUARY 1, 2013	1	$482	1,413	$15	$19,652	$(3,338)	$(1,377)	$65	$15,499
Net income	—	—	—	—	—	335	—	—	335
Net change in unrealized gains and losses on securities available for sale, net of tax and reclassification adjustment	—	—	—	—	—	—	—	(78)	(78)
Net change in unrealized gains and losses on derivative instruments, net of tax and reclassification adjustment	—	—	—	—	—	—	—	(8)	(8)
Net change from defined benefit pension plans, net of tax	—	—	—	—	—	—	—	9	9
Cash dividends declared—$0.01 per share	—	—	—	—	(14)	—	—	—	(14)
Series A preferred stock dividends	—	(8)	—	—	—	—	—	—	(8)
Common stock transactions:
Impact of stock transactions under compensation plans, net	—	—	—	—	5	—	—	—	5
BALANCE AT MARCH 31, 2013	1	$474	1,413	$15	$19,643	$(3,003)	$(1,377)	$(12)	$15,740

BALANCE AT JANUARY 1, 2014	1	$450	1,378	$14	$19,216	$(2,216)	$(1,377)	$(319)	$15,768
Net income	—	—	—	—	—	319	—	—	319
Amortization of unrealized losses on securities transferred to held to maturity, net of tax	—	—	—	—	—	—	—	2	2
Net change in unrealized gains and losses on securities available for sale, net of tax and reclassification adjustment	—	—	—	—	—	—	—	78	78
Net change in unrealized gains and losses on derivative instruments, net of tax and reclassification adjustment	—	—	—	—	—	—	—	6	6
Net change from defined benefit pension plans, net of tax	—	—	—	—	—	—	—	4	4
Cash dividends declared—$0.03 per share	—	—	—	—	(41)	—	—	—	(41)
Series A preferred stock dividends	—	(8)	—	—	—	—	—	—	(8)
Common stock transactions:
Impact of share repurchase	—	—	(1)	—	(8)	—	—	—	(8)
Impact of stock transactions under compensation plans, net	—	—	1	—	12	—	—	—	12
BALANCE AT MARCH 31, 2014	1	$442	1,378	$14	$19,179	$(1,897)	$(1,377)	$(229)	$16,132

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31
	2014	2013
	(In millions)
Operating activities:
Net income	$319	$335
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	2	10
Depreciation, amortization and accretion, net	122	171
Provision for losses on other real estate, net	—	3
Securities (gains) losses, net	(2)	(15)
Deferred income tax expense	115	121
Originations and purchases of loans held for sale	(511)	(1,247)
Proceeds from sales of loans held for sale	640	1,567
Gain on TDRs held for sale, net	(35)	—
(Gain) loss on sale of loans, net	(7)	(43)
Net change in operating assets and liabilities:
Trading account securities	(6)	(5)
Other interest-earning assets	—	798
Interest receivable	(3)	(22)
Other assets	(250)	226
Other liabilities	36	(758)
Other	1	(11)
Net cash from operating activities	421	1,130
Investing activities:
Proceeds from sales of securities available for sale	185	388
Proceeds from maturities of securities held to maturity	36	2
Proceeds from maturities of securities available for sale	711	1,765
Purchases of securities available for sale	(846)	(2,527)
Proceeds from sales of loans	580	48
Purchases of loans	(246)	(220)
Net change in loans	(963)	(2)
Net purchases of premises and equipment	(37)	(33)
Net cash from investing activities	(580)	(579)
Financing activities:
Net change in deposits	940	(1,341)
Net change in short-term borrowings	(201)	256
Payments on long-term borrowings	(600)	—
Cash dividends on common stock	(41)	(14)
Cash dividends on preferred stock	(8)	(8)
Repurchase of common stock	(8)	—
Net cash from financing activities	82	(1,107)
Net change in cash and cash equivalents	(77)	(556)
Cash and cash equivalents at beginning of year	5,273	5,489
Cash and cash equivalents at end of period	$5,196	$4,933

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Three Months Ended March 31, 2014 and 2013
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
The accounting and reporting policies of Regions and the methods of applying those policies that materially affect the consolidated financial statements conform with accounting principles generally accepted in the United States (“GAAP”) and with general financial services industry practices. The accompanying interim financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and notes to the consolidated financial statements necessary for a complete presentation of financial position, results of operations, comprehensive income and cash flows in conformity with GAAP. In the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair presentation of the consolidated financial statements have been included. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto in Regions’ Form 10-K for the year ended December 31, 2013. Regions has evaluated all subsequent events for potential recognition and disclosure through the filing date of this Form 10-Q.
On January 11, 2012, Regions entered into an agreement to sell Morgan Keegan & Company, Inc. (“Morgan Keegan”) and related affiliates. The transaction closed on April 2, 2012. See Note 2 and Note 14 for further details. Results of operations for the entities sold are presented separately as discontinued operations for all periods presented on the consolidated statements of income. This presentation is consistent with the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2013.
Certain amounts in prior period financial statements have been reclassified to conform to the current period presentation. For example, the "card and ATM fees" line item on the consolidated statements of income represents the combined amounts of credit card/bank card income and debit card and ATM related revenue. Debit card and ATM related revenue was previously included in the "service charges on deposit accounts" line item. Credit card/bank card income was previously included in the "other" non-interest income line item. These reclassifications are immaterial and have no effect on net income, comprehensive income, total assets or total stockholders’ equity as previously reported.
NOTE 2. DISCONTINUED OPERATIONS
On January 11, 2012, Regions entered into a stock purchase agreement to sell Morgan Keegan and related affiliates to Raymond James Financial, Inc. (“Raymond James”). The transaction closed on April 2, 2012. Regions Investment Management, Inc. (formerly known as Morgan Asset Management, Inc.) and Regions Trust were not included in the sale. In connection with the closing of the sale, Regions agreed to indemnify Raymond James for all litigation matters related to pre-closing activities. See Note 14 for related disclosure.

The following table represents the condensed results of operations for discontinued operations:

	Three Months Ended March 31
	2014	2013
	(In millions, except per share data)
Non-interest expense:
Professional and legal expenses	$(19)	$(5)
Other	—	1
Total non-interest expense	(19)	(4)
Income from discontinued operations before income taxes	19	4
Income tax expense	7	2
Income from discontinued operations, net of tax	$12	$2
Earnings per common share from discontinued operations:
Basic	$0.01	$0.00
Diluted	$0.01	$0.00

NOTE 3. SECURITIES
The amortized cost, gross unrealized gains and losses, and estimated fair value of securities held to maturity and securities available for sale are as follows:

	March 31, 2014
		Recognized in OCI (1)			Not recognized in OCI
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Securities held to maturity:
U.S. Treasury securities	$1	$—	$—	$1	$—	$—	$1
Federal agency securities	351	—	(14)	337	—	—	337
Mortgage-backed securities:
Residential agency	1,840	—	(79)	1,761	—	(17)	1,744
Commercial agency	226	—	(8)	218	—	(6)	212
	$2,418	$—	$(101)	$2,317	$—	$(23)	$2,294

Securities available for sale:
U.S. Treasury securities	$57	$—	$—	$57			$57
Federal agency securities	81	1	—	82			82
Obligations of states and political subdivisions	4	—	—	4			4
Mortgage-backed securities:
Residential agency	15,498	209	(121)	15,586			15,586
Residential non-agency	8	1	—	9			9
Commercial agency	1,125	6	(13)	1,118			1,118
Commercial non-agency	1,264	13	(23)	1,254			1,254
Corporate and other debt securities	2,838	51	(44)	2,845			2,845
Equity securities	648	12	—	660			660
	$21,523	$293	$(201)	$21,615			$21,615
________
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

	March 31, 2014	December 31, 2013
	(In millions)
Federal Reserve Bank	$472	$472
Federal Home Loan Bank	34	67
Securities with carrying values of $12.7 billion and $12.5 billion at March 31, 2014 and December 31, 2013, respectively, were pledged to secure public funds, trust deposits and certain borrowing arrangements.
The amortized cost and estimated fair value of securities available for sale and securities held to maturity at March 31, 2014, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(In millions)
Securities held to maturity:
Due in one year or less	$1	$1
Due after one year through five years	1	1
Due after five years through ten years	350	336
Mortgage-backed securities:
Residential agency	1,840	1,744
Commercial agency	226	212
	$2,418	$2,294
Securities available for sale:
Due in one year or less	$74	$75
Due after one year through five years	1,080	1,098
Due after five years through ten years	1,440	1,421
Due after ten years	386	394
Mortgage-backed securities:
Residential agency	15,498	15,586
Residential non-agency	8	9
Commercial agency	1,125	1,118
Commercial non-agency	1,264	1,254
Equity securities	648	660
	$21,523	$21,615
The following tables present gross unrealized losses and the related estimated fair value of securities available for sale and held to maturity at March 31, 2014 and December 31, 2013. For securities transferred to held to maturity from available for sale, the analysis in the tables below is comparing the securities' original amortized cost to its current estimated fair value. These securities are segregated between investments that have been in a continuous unrealized loss position for less than twelve months and twelve months or more.

	March 31, 2014
	Less Than Twelve Months		Twelve Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In millions)
Securities held to maturity:
Federal agency securities	$192	$(8)	$144	$(6)	$336	$(14)
Mortgage-backed securities:
Residential agency	941	(50)	801	(45)	1,742	(95)
Commercial agency	165	(11)	46	(4)	211	(15)
	$1,298	$(69)	$991	$(55)	$2,289	$(124)

Securities available for sale:
U.S. Treasury securities	$11	$—	$4	$—	$15	$—
Federal agency securities	—	—	10	—	10	—
Mortgage-backed securities:
Residential agency	5,825	(114)	291	(8)	6,116	(122)
Commercial agency	635	(12)	—	—	635	(12)
Commercial non-agency	546	(17)	146	(6)	692	(23)
All other securities	1,087	(30)	262	(14)	1,349	(44)
	$8,104	$(173)	$713	$(28)	$8,817	$(201)

	December 31, 2013
	Less Than Twelve Months		Twelve Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In millions)
Securities held to maturity:
Federal agency securities	$190	$(9)	$142	$(8)	$332	$(17)
Mortgage-backed securities:
Residential agency	1,236	(77)	521	(41)	1,757	(118)
Commercial agency	212	(15)	—	—	212	(15)
	$1,638	$(101)	$663	$(49)	$2,301	$(150)

Securities available for sale:
U.S. Treasury securities	$15	$—	$1	$—	$16	$—
Federal agency securities	3	—	9	—	12	—
Mortgage-backed securities:
Residential agency	6,153	(161)	270	(9)	6,423	(170)
Commercial agency	610	(17)	—	—	610	(17)
Commercial non-agency	711	(30)	62	(3)	773	(33)
All other securities	1,422	(58)	209	(13)	1,631	(71)
	$8,914	$(266)	$551	$(25)	$9,465	$(291)
The number of individual securities in an unrealized loss position in the tables above decreased from 1,052 at December 31, 2013 to 936 at March 31, 2014. The decrease in the number of securities and the total amount of unrealized losses from year-end 2013 was primarily due to changes in interest rates. In the instances where an unrealized loss did occur, there was no indication of an adverse change in credit on any of the underlying securities in the tables above. Management believes no individual unrealized loss represented an other-than-temporary impairment as of those dates. The Company does not intend to sell, and it is not more likely than not that the Company will be required to sell, the securities before the recovery of their amortized cost basis, which may be at maturity.
Gross realized gains and gross realized losses on sales of securities available for sale are shown in the table below. The cost of securities sold is based on the specific identification method.

	Three Months Ended March 31
	2014	2013
	(In millions)
Gross realized gains	$3	$16
Gross realized losses	(1)	(1)
Securities gains, net	$2	$15

NOTE 4. LOANS AND THE ALLOWANCE FOR CREDIT LOSSES
LOANS
The following table presents the distribution of Regions' loan portfolio by segment and class, net of unearned income:

	March 31, 2014	December 31, 2013
	(In millions, net of unearned income)
Commercial and industrial	$30,466	$29,413
Commercial real estate mortgage—owner-occupied	9,257	9,495
Commercial real estate construction—owner-occupied	375	310
Total commercial	40,098	39,218
Commercial investor real estate mortgage	5,338	5,318
Commercial investor real estate construction	1,654	1,432
Total investor real estate	6,992	6,750
Residential first mortgage	12,136	12,163
Home equity	11,148	11,294
Indirect	3,253	3,075
Consumer credit card	917	948
Other consumer	1,136	1,161
Total consumer	28,590	28,641
	$75,680	$74,609
During the three months ended March 31, 2014 and 2013, Regions purchased approximately $246 million and $220 million, respectively, in indirect loans from a third party.
At March 31, 2014, $13.6 billion in loans held by Regions were pledged to secure borrowings from the FHLB. At March 31, 2014, an additional $29.1 billion of loans held by Regions were pledged to the Federal Reserve Bank.

ALLOWANCE FOR CREDIT LOSSES
Regions determines the appropriate level of the allowance on at least a quarterly basis. Refer to Note 1 “Summary of Significant Accounting Policies” to the consolidated financial statements to the Annual Report on Form 10-K for the year ended December 31, 2013, for a description of the methodology.
ROLLFORWARD OF ALLOWANCE FOR CREDIT LOSSES
The following tables present analyses of the allowance for credit losses by portfolio segment for the three months ended March 31, 2014 and 2013. The total allowance for loan losses and the related loan portfolio ending balances as of March 31, 2014 and 2013 are disaggregated to detail the amounts derived through individual evaluation and collective evaluation for impairment. Prior to the second quarter of 2013, only impaired loans with the amount of impairment measured at a note-level (i.e. non-accrual commercial and investor real-estate loans greater than or equal to $2.5 million) were reported as individually evaluated in the tables below. In the second quarter of 2013, Regions revised its presentation to also reflect all TDRs as individually evaluated for impairment. The allowance for loan losses and the loan portfolio ending balances related to collectively evaluated loans included the remainder of the portfolio. Prior period amounts were reclassified to conform to this presentation.
Beginning in the third quarter of 2013, Regions revised its estimation process for non-accrual commercial and investor real-estate loans less than $2.5 million to utilize the same discounted cash flow analysis used for accruing and non-accruing TDRs less than $2.5 million described in Note 1 “Summary of Significant Accounting Policies” to the Annual Report on Form 10-K for the year ended December 31, 2013. This change in the estimation process did not have a material impact to the overall level of the allowance for loan losses or the provision for loan losses. As a result, the March 31, 2014 allowance for loan losses and the loan portfolio ending balances for loans individually evaluated for impairment reflect this revision in the tables below.

	Three Months Ended March 31, 2014
	Commercial	Investor Real Estate	Consumer	Total
	(In millions)
Allowance for loan losses, January 1, 2014	$711	$236	$394	$1,341
Provision (credit) for loan losses	5	(27)	24	2
Loan losses:
Charge-offs	(41)	(9)	(74)	(124)
Recoveries	17	8	17	42
Net loan losses	(24)	(1)	(57)	(82)
Allowance for loan losses, March 31, 2014	692	208	361	1,261
Reserve for unfunded credit commitments, January 1, 2014	63	12	3	78
Provision (credit) for unfunded credit losses	—	(1)	1	—
Reserve for unfunded credit commitments, March 31, 2014	63	11	4	78
Allowance for credit losses, March 31, 2014	$755	$219	$365	$1,339
Portion of ending allowance for loan losses:
Individually evaluated for impairment	$223	$98	$90	$411
Collectively evaluated for impairment	469	110	271	850
Total allowance for loan losses	$692	$208	$361	$1,261
Portion of loan portfolio ending balance:
Individually evaluated for impairment	$1,006	$676	$869	$2,551
Collectively evaluated for impairment	39,092	6,316	27,721	73,129
Total loans evaluated for impairment	$40,098	$6,992	$28,590	$75,680

	Three Months Ended March 31, 2013
	Commercial	Investor Real Estate	Consumer	Total
	(In millions)
Allowance for loan losses, January 1, 2013	$847	$469	$603	$1,919
Provision (credit) for loan losses	17	(31)	24	10
Loan losses:
Charge-offs	(99)	(23)	(102)	(224)
Recoveries	17	9	18	44
Net loan losses	(82)	(14)	(84)	(180)
Allowance for loan losses, March 31, 2013	782	424	543	1,749
Reserve for unfunded credit commitments, January 1, 2013	69	10	4	83
Provision for unfunded credit losses	5	—	—	5
Reserve for unfunded credit commitments, March 31, 2013	74	10	4	88
Allowance for credit losses, March 31, 2013	$856	$434	$547	$1,837
Portion of ending allowance for loan losses:
Individually evaluated for impairment*	$189	$185	$185	$559
Collectively evaluated for impairment*	593	239	358	1,190
Total allowance for loan losses	$782	$424	$543	$1,749
Portion of loan portfolio ending balance:
Individually evaluated for impairment*	$1,001	$1,172	$1,642	$3,815
Collectively evaluated for impairment*	36,738	6,150	27,233	70,121
Total loans evaluated for impairment	$37,739	$7,322	$28,875	$73,936
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
CREDIT QUALITY INDICATORS
The following tables present credit quality indicators for the loan portfolio segments and classes, excluding loans held for sale, as of March 31, 2014 and December 31, 2013. Commercial and investor real estate loan portfolio segments are detailed by categories related to underlying credit quality and probability of default. Regions assigns these categories at loan origination and reviews the relationship utilizing a risk-based approach on, at minimum, an annual basis or at any time management becomes aware of information affecting the borrowers' ability to fulfill their obligations. Both quantitative and qualitative factors are considered in this review process. These categories are utilized to develop the associated allowance for credit losses.

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

	March 31, 2014
	Pass	Special Mention	Substandard Accrual	Non-accrual	Total
	(In millions)
Commercial and industrial	$29,289	$501	$396	$280	$30,466
Commercial real estate mortgage—owner-occupied	8,356	237	357	307	9,257
Commercial real estate construction—owner-occupied	350	6	3	16	375
Total commercial	$37,995	$744	$756	$603	$40,098
Commercial investor real estate mortgage	$4,558	$269	$302	$209	$5,338
Commercial investor real estate construction	1,556	54	36	8	1,654
Total investor real estate	$6,114	$323	$338	$217	$6,992

			Accrual	Non-accrual	Total
			(In millions)
Residential first mortgage			$12,000	$136	$12,136
Home equity			11,034	114	11,148
Indirect			3,253	—	3,253
Consumer credit card			917	—	917
Other consumer			1,136	—	1,136
Total consumer			$28,340	$250	$28,590
					$75,680

	December 31, 2013
	Pass	Special Mention	Substandard Accrual	Non-accrual	Total
	(In millions)
Commercial and industrial	$28,282	$395	$479	$257	$29,413
Commercial real estate mortgage—owner-occupied	8,593	191	408	303	9,495
Commercial real estate construction—owner-occupied	264	25	4	17	310
Total commercial	$37,139	$611	$891	$577	$39,218
Commercial investor real estate mortgage	$4,479	$269	$332	$238	$5,318
Commercial investor real estate construction	1,335	47	40	10	1,432
Total investor real estate	$5,814	$316	$372	$248	$6,750

			Accrual	Non-accrual	Total
			(In millions)
Residential first mortgage			$12,017	$146	$12,163
Home equity			11,183	111	11,294
Indirect			3,075	—	3,075
Consumer credit card			948	—	948
Other consumer			1,161	—	1,161
Total consumer			$28,384	$257	$28,641
					$74,609

AGING ANALYSIS
The following tables include an aging analysis of days past due (DPD) for each portfolio segment and class as of March 31, 2014 and December 31, 2013:

	March 31, 2014
	Accrual Loans
	30-59 DPD	60-89 DPD	90+ DPD	Total 30+ DPD	Total Accrual	Non-accrual	Total
	(In millions)
Commercial and industrial	$17	$10	$7	$34	$30,186	$280	$30,466
Commercial real estate mortgage—owner-occupied	22	15	3	40	8,950	307	9,257
Commercial real estate construction—owner-occupied	—	—	—	—	359	16	375
Total commercial	39	25	10	74	39,495	603	40,098
Commercial investor real estate mortgage	53	22	2	77	5,129	209	5,338
Commercial investor real estate construction	2	—	—	2	1,646	8	1,654
Total investor real estate	55	22	2	79	6,775	217	6,992
Residential first mortgage	103	59	248	410	12,000	136	12,136
Home equity	78	45	71	194	11,034	114	11,148
Indirect	34	8	5	47	3,253	—	3,253
Consumer credit card	6	5	12	23	917	—	917
Other consumer	13	3	3	19	1,136	—	1,136
Total consumer	234	120	339	693	28,340	250	28,590
	$328	$167	$351	$846	$74,610	$1,070	$75,680

	December 31, 2013
	Accrual Loans
	30-59 DPD	60-89 DPD	90+ DPD	Total 30+ DPD	Total Accrual	Non-accrual	Total
	(In millions)
Commercial and industrial	$29	$14	$6	$49	$29,156	$257	$29,413
Commercial real estate mortgage—owner-occupied	30	26	6	62	9,192	303	9,495
Commercial real estate construction—owner-occupied	—	—	—	—	293	17	310
Total commercial	59	40	12	111	38,641	577	39,218
Commercial investor real estate mortgage	29	6	6	41	5,080	238	5,318
Commercial investor real estate construction	4	1	—	5	1,422	10	1,432
Total investor real estate	33	7	6	46	6,502	248	6,750
Residential first mortgage	130	74	248	452	12,017	146	12,163
Home equity	95	51	75	221	11,183	111	11,294
Indirect	39	11	5	55	3,075	—	3,075
Consumer credit card	8	5	12	25	948	—	948
Other consumer	14	5	4	23	1,161	—	1,161
Total consumer	286	146	344	776	28,384	257	28,641
	$378	$193	$362	$933	$73,527	$1,082	$74,609

IMPAIRED LOANS
The following tables present details related to the Company’s impaired loans as of March 31, 2014 and December 31, 2013. Loans deemed to be impaired include all non-accrual commercial and investor real estate loans (including those less than $2.5 million), excluding leases, and all troubled debt restructurings ("TDRs"). Loans which have been fully charged-off do not appear in the tables below.

	Non-accrual Impaired Loans As of March 31, 2014
			Book Value(3)
	Unpaid Principal Balance(1)	Charge-offs and Payments Applied(2)	Total Impaired Loans on Non-accrual Status	Impaired Loans on Non-accrual Status with No Related Allowance	Impaired Loans on Non-accrual Status with Related Allowance	Related Allowance for Loan Losses	Coverage %(4)
	(Dollars in millions)
Commercial and industrial	$286	$30	$256	$89	$167	$74	36.4%
Commercial real estate mortgage—owner-occupied	346	39	307	42	265	93	38.2
Commercial real estate construction—owner-occupied	17	1	16	—	16	6	41.2
Total commercial	649	70	579	131	448	173	37.4
Commercial investor real estate mortgage	272	63	209	37	172	54	43.0
Commercial investor real estate construction	11	3	8	—	8	3	54.5
Total investor real estate	283	66	217	37	180	57	43.5
Residential first mortgage	103	34	69	—	69	11	43.7
Home equity	19	—	19	—	19	1	5.3
Total consumer	122	34	88	—	88	12	37.7
	$1,054	$170	$884	$168	$716	$242	39.1%

	Accruing Impaired Loans As of March 31, 2014
	Unpaid Principal Balance(1)	Charge-offs and Payments Applied(2)	Book Value(3)	Related Allowance for Loan Losses	Coverage %(4)
	(Dollars in millions)
Commercial and industrial	$203	$3	$200	$27	14.8%
Commercial real estate mortgage—owner-occupied	209	7	202	22	13.9
Commercial real estate construction—owner-occupied	25	—	25	1	4.0
Total commercial	437	10	427	50	13.7
Commercial investor real estate mortgage	394	10	384	34	11.2
Commercial investor real estate construction	75	—	75	7	9.3
Total investor real estate	469	10	459	41	10.9
Residential first mortgage	395	7	388	59	16.7
Home equity	367	—	367	19	5.2
Indirect	1	—	1	—	—
Consumer credit card	2	—	2	—	—
Other consumer	23	—	23	—	—
Total consumer	788	7	781	78	10.8
	$1,694	$27	$1,667	$169	11.6%

	Total Impaired Loans As of March 31, 2014
			Book Value(3)
	Unpaid Principal Balance(1)	Charge-offs and Payments Applied(2)	Total Impaired Loans	Impaired Loans with No Related Allowance	Impaired Loans with Related Allowance	Related Allowance for Loan Losses	Coverage %(4)
	(Dollars in millions)
Commercial and industrial	$489	$33	$456	$89	$367	$101	27.4%
Commercial real estate mortgage—owner- occupied	555	46	509	42	467	115	29.0
Commercial real estate construction—owner-occupied	42	1	41	—	41	7	19.0
Total commercial	1,086	80	1,006	131	875	223	27.9
Commercial investor real estate mortgage	666	73	593	37	556	88	24.2
Commercial investor real estate construction	86	3	83	—	83	10	15.1
Total investor real estate	752	76	676	37	639	98	23.1
Residential first mortgage	498	41	457	—	457	70	22.3
Home equity	386	—	386	—	386	20	5.2
Indirect	1	—	1	—	1	—	—
Consumer credit card	2	—	2	—	2	—	—
Other consumer	23	—	23	—	23	—	—
Total consumer	910	41	869	—	869	90	14.4
	$2,748	$197	$2,551	$168	$2,383	$411	22.1%

_________

(1)	Unpaid principal balance represents the contractual obligation due from the customer and includes the net book value plus charge-offs and payments applied.

(2)	Charge-offs and payments applied represents cumulative partial charge-offs taken, as well as interest payments received that have been applied against the outstanding principal balance.

(3)	Book value represents the unpaid principal balance less charge-offs and payments applied; it is shown before any allowance for loan losses.

(4)	Coverage % represents charge-offs and payments applied plus the related allowance as a percent of the unpaid principal balance.

	Non-accrual Impaired Loans As of December 31, 2013
			Book Value(3)
	Unpaid Principal Balance(1)	Charge-offs and Payments Applied(2)	Total Impaired Loans on Non-accrual Status	Impaired Loans on Non-accrual Status with No Related Allowance	Impaired Loans on Non-accrual Status with Related Allowance	Related Allowance for Loan Losses	Coverage %(4)
	(Dollars in millions)
Commercial and industrial	$280	$48	$232	$45	$187	$72	42.9%
Commercial real estate mortgage—owner-occupied	343	40	303	54	249	92	38.5
Commercial real estate construction—owner-occupied	17	—	17	—	17	8	47.1
Total commercial	640	88	552	99	453	172	40.6
Commercial investor real estate mortgage	306	68	238	17	221	68	44.4
Commercial investor real estate construction	15	5	10	—	10	3	53.3
Total investor real estate	321	73	248	17	231	71	44.9
Residential first mortgage	112	37	75	—	75	12	43.8
Home equity	17	—	17	—	17	1	5.9
Total consumer	129	37	92	—	92	13	38.8
	$1,090	$198	$892	$116	$776	$256	41.7%

	Accruing Impaired Loans As of December 31, 2013
	Unpaid Principal Balance(1)	Charge-offs and Payments Applied(2)	Book Value(3)	Related Allowance for Loan Losses	Coverage %(4)
	(Dollars in millions)
Commercial and industrial	$245	$2	$243	$34	14.7%
Commercial real estate mortgage—owner-occupied	209	7	202	23	14.4
Commercial real estate construction—owner-occupied	25	—	25	1	4.0
Total commercial	479	9	470	58	14.0
Commercial investor real estate mortgage	435	11	424	39	11.5
Commercial investor real estate construction	89	—	89	8	9.0
Total investor real estate	524	11	513	47	11.1
Residential first mortgage	397	8	389	60	17.1
Home equity	373	—	373	24	6.4
Indirect	1	—	1	—	—
Consumer credit card	2	—	2	—	—
Other consumer	26	—	26	1	3.8
Total consumer	799	8	791	85	11.6
	$1,802	$28	$1,774	$190	12.1%

	Total Impaired Loans As of December 31, 2013
			Book Value(3)
	Unpaid Principal Balance(1)	Charge-offs and Payments Applied(2)	Total Impaired Loans	Impaired Loans with No Related Allowance	Impaired Loans with Related Allowance	Related Allowance for Loan Losses	Coverage %(4)
	(Dollars in millions)
Commercial and industrial	$525	$50	$475	$45	$430	$106	29.7%
Commercial real estate mortgage—owner- occupied	552	47	505	54	451	115	29.3
Commercial real estate construction—owner-occupied	42	—	42	—	42	9	21.4
Total commercial	1,119	97	1,022	99	923	230	29.2
Commercial investor real estate mortgage	741	79	662	17	645	107	25.1
Commercial investor real estate construction	104	5	99	—	99	11	15.4
Total investor real estate	845	84	761	17	744	118	23.9
Residential first mortgage	509	45	464	—	464	72	23.0
Home equity	390	—	390	—	390	25	6.4
Indirect	1	—	1	—	1	—	—
Consumer credit card	2	—	2	—	2	—	—
Other consumer	26	—	26	—	26	1	3.8
Total consumer	928	45	883	—	883	98	15.4
	$2,892	$226	$2,666	$116	$2,550	$446	23.2%

________

(1)	Unpaid principal balance represents the contractual obligation due from the customer and includes the net book value plus charge-offs and payments applied.

(2)	Charge-offs and payments applied represents cumulative partial charge-offs taken, as well as interest payments received that have been applied against the outstanding principal balance.

(3)	Book value represents the unpaid principal balance less charge-offs and payments applied; it is shown before any allowance for loan losses.

(4)	Coverage % represents charge-offs and payments applied plus the related allowance as a percent of the unpaid principal balance.

The following table presents the average balances of total impaired loans and interest income for the three months ended March 31, 2014 and 2013. Interest income recognized represents interest on accruing loans modified in a TDR. TDRs are considered impaired loans.

	Three Months Ended March 31
	2014		2013
	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized
	(In millions)
Commercial and industrial	$467	$3	$679	$4
Commercial real estate mortgage—owner-occupied	511	4	635	3
Commercial real estate construction—owner-occupied	41	—	31	—
Total commercial	1,019	7	1,345	7
Commercial investor real estate mortgage	620	8	1,189	8
Commercial investor real estate construction	87	1	135	2
Total investor real estate	707	9	1,324	10
Residential first mortgage	457	9	1,189	10
Home equity	387	5	422	5
Indirect	1	—	2	—
Consumer credit card	2	—	1	—
Other consumer	24	—	37	1
Total consumer	871	14	1,651	16
Total impaired loans	$2,597	$30	$4,320	$33
In addition to the impaired loans detailed in the tables above, there were approximately $40 million in non-performing loans classified as held for sale at March 31, 2014, compared to $82 million at December 31, 2013. The loans are carried at an amount approximating a price which is expected to be recoverable through the loan sale market. During the three months ended March 31, 2014, approximately $15 million in non-performing loans were transferred to held for sale; this amount is net of charge-offs of $8 million recorded upon transfer. During the three months ended March 31, 2013, approximately $31 million in non-performing loans were transferred to held for sale; this amount is net of charge-offs of $18 million recorded upon transfer. At March 31, 2014 and December 31, 2013, non-accrual loans including loans held for sale totaled $1.1 billion and $1.2 billion, respectively.
TROUBLED DEBT RESTRUCTURINGS
The majority of Regions’ commercial and investor real estate TDRs are the result of renewals of classified loans at an interest rate that is not considered to be a market rate of interest. Consumer TDRs generally involve an interest rate concession. Accordingly, the financial impact of the modifications is best illustrated by the impact to the allowance calculation at the loan or pool level, as a result of the loans being considered impaired due to their status as a TDR.
None of the modified consumer loans listed in the following TDR disclosures were collateral-dependent at the time of modification. At March 31, 2014, approximately $86 million in residential first mortgage TDRs were in excess of 180 days past due and were considered collateral-dependent. At March 31, 2014, approximately $10 million in home equity first lien TDRs were in excess of 180 days past due and approximately $5 million in home equity second lien TDRs were in excess of 120 days past due, both of which were considered collateral-dependent.

Further discussion related to TDRs, including their impact on allowance for loan losses and designation of TDRs in periods subsequent to the modification is included in Note 1 in the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2013.
The following tables present the end of period balance for loans modified in a TDR by portfolio segment and class, and the financial impact of those modifications, for the periods presented. The tables include modifications made to new TDRs, as well as renewals of existing TDRs. The end of period balance of total loans first reported as new TDRs totaled approximately $121 million and $259 million for the three months ended March 31, 2014 and 2013, respectively.

	Three Months Ended March 31, 2014
			Financial Impact of Modifications Considered TDRs
	Number of Obligors	Recorded Investment	Increase in Allowance at Modification
	(Dollars in millions)
Commercial and industrial	91	$94	$—
Commercial real estate mortgage—owner-occupied	85	70	1
Commercial real estate construction—owner-occupied	1	1	—
Total commercial	177	165	1
Commercial investor real estate mortgage	98	107	—
Commercial investor real estate construction	15	7	—
Total investor real estate	113	114	—
Residential first mortgage	125	24	4
Home equity	154	10	—
Consumer credit card	32	—	—
Indirect and other consumer	51	1	—
Total consumer	362	35	4
	652	$314	$5

	Three Months Ended March 31, 2013
			Financial Impact of Modifications Considered TDRs
	Number of Obligors	Recorded Investment	Increase in Allowance at Modification
	(Dollars in millions)
Commercial and industrial	114	$155	$1
Commercial real estate mortgage—owner-occupied	76	99	1
Commercial real estate construction—owner-occupied	1	26	—
Total commercial	191	280	2
Commercial investor real estate mortgage	111	205	1
Commercial investor real estate construction	22	36	—
Total investor real estate	133	241	1
Residential first mortgage	333	59	7
Home equity	158	10	1
Consumer credit card	104	1	—
Indirect and other consumer	80	1	—
Total consumer	675	71	8
	999	$592	$11

As described previously, the consumer modifications granted by Regions are rate concessions, and not forgiveness of principal. The majority of the commercial and investor real estate modifications are renewals where there is no reduction in interest rate or forgiveness of principal. Accordingly, Regions most often does not record a charge-off at the modification date.
Defaulted TDRs
The following table presents TDRs by portfolio segment and class which defaulted during the three months ended March 31, 2014 and 2013, and which were modified in the previous twelve months (i.e., the twelve months prior to the default). For purposes of this disclosure, default is defined as 90 days past due and still accruing for the consumer portfolio segment, and placement on non-accrual status for the commercial and investor real estate portfolio segments. Consideration of defaults in the calculation of the allowance for loan losses is described in detail in the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2013.

	Three Months Ended March 31
	2014	2013
	(In millions)
Defaulted During the Period, Where Modified in a TDR Twelve Months Prior to Default
Commercial and industrial	$42	$12
Commercial real estate mortgage—owner-occupied	3	9
Total commercial	45	21
Commercial investor real estate mortgage	2	40
Commercial investor real estate construction	1	1
Total investor real estate	3	41
Residential first mortgage	9	18
Home equity	1	2
Total consumer	10	20
	$58	$82
Commercial and investor real estate loans which were on non-accrual status at the time of the latest modification are not included in the default table above, as they are already considered to be in default at the time of the restructuring. At March 31, 2014, approximately $89 million of commercial and investor real estate loans modified in a TDR during the three months ended March 31, 2014 were on non-accrual status. Less than $1 million of this amount was 90 days past due.
At March 31, 2014, Regions had restructured binding unfunded commitments totaling $238 million where a concession was granted and the borrower was in financial difficulty.
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

The table below presents an analysis of mortgage servicing rights under the fair value measurement method:

	Three Months Ended March 31
	2014	2013
	(In millions)
Carrying value, beginning of period	$297	$191
Additions	8	44
Increase (decrease) in fair value:
Due to change in valuation inputs or assumptions	(12)	10
Economic amortization associated with borrower repayments	(5)	(9)
Carrying value, end of period	$288	$236
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
Data and assumptions used in the fair value calculation, as well as the valuation’s sensitivity to rate fluctuations, related to mortgage servicing rights (excluding related derivative instruments) are as follows:

	March 31
	2014	2013
	(Dollars in millions)
Unpaid principal balance	$27,785	$28,739
Weighted-average prepayment speed (CPR; percentage)	9.3%	12.9%
Estimated impact on fair value of a 10% increase	$(12)	$(12)
Estimated impact on fair value of a 20% increase	$(23)	$(23)
Option-adjusted spread (basis points)	880	1,055
Estimated impact on fair value of a 10% increase	$(9)	$(8)
Estimated impact on fair value of a 20% increase	$(18)	$(16)
Weighted-average coupon interest rate	4.5%	4.7%
Weighted-average remaining maturity (months)	279	278
Weighted-average servicing fee (basis points)	27.7	27.8
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
The following table presents servicing related fees, which includes contractually specified servicing fees, late fees and other ancillary income resulting from the servicing of mortgage loans:

	Three Months Ended March 31
	2014	2013
	(In millions)
Servicing related fees and other ancillary income	$21	$19
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

	Three Months Ended March 31
	2014	2013
	(In millions)
Beginning balance	$39	$40
Additions	3	8
Losses	(3)	(8)
Ending balance	$39	$40
During the first quarters of 2014 and 2013, settled repurchase claims were related to one or more of the following alleged breaches: 1) eligibility or guideline violations; 2) misrepresentation or fraud by the borrower ; or 3) missing or incorrect documents per investor guidelines. These claims stem primarily from the 2006—2008 vintages.
NOTE 6. GOODWILL
Goodwill allocated to each reportable segment is presented as follows:

	March 31, 2014	December 31, 2013
	(In millions)
Business Services	$2,552	$2,552
Consumer Services	1,797	1,797
Wealth Management	467	467
	$4,816	$4,816
Regions evaluates each reporting unit’s goodwill for impairment on an annual basis in the fourth quarter, or more often if events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. A detailed description of the Company's methodology and valuation approaches used to determine the estimated fair value of each reporting unit is included in the consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2013. Adverse changes in the economic environment, declining operations, or other factors could result in a decline in the implied fair value of goodwill.
During the first quarter of 2014, Regions assessed events and circumstances for all three reporting units as of March 31, 2014 and through the date of the filing of this Quarterly Report on Form 10-Q that could potentially indicate goodwill impairment. The indicators assessed included:

•	Recent operating performance,

•	Changes in market capitalization,

•	Regulatory actions and assessments,

•	Changes in the business climate (including legislation, legal factors, and competition),

•	Company-specific factors (including changes in key personnel, asset impairments, and business dispositions), and

•	Trends in the banking industry.

Results of the 2013 annual test indicated that the estimated fair value of each reporting unit exceeded its carrying amount as of the test date. Additionally, after assessing the indicators noted above, Regions determined that it was not more likely than not that the fair value of each of its reporting units had declined below their carrying values as of March 31, 2014. Therefore, Regions determined that a test of goodwill impairment was not required for each of Regions’ reporting units for the March 31, 2014 interim period.
NOTE 7. STOCKHOLDERS’ EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The Board of Directors declared $8 million in cash dividends on Series A Preferred Stock during the first quarters of both 2014 and 2013. Because the Company was in a retained deficit position, the preferred dividends are recorded as a reduction of preferred stock, including related surplus.
On March 19, 2013, Regions' Board of Directors authorized a $350 million common stock purchase plan, permitting repurchases from the beginning of the second quarter of 2013 through the end of the first quarter of 2014. During the first quarter of 2014, Regions repurchased approximately 1 million shares of common stock under this plan at a total cost of approximately $8 million. As of March 31, 2014, Regions had repurchased approximately 37 million shares of common stock at a total cost of approximately $347 million. The total cost paid to repurchase common shares under this plan includes the full amount paid as part of a contractual repurchase agreement. All common shares repurchased under this plan were immediately retired and therefore are not included in treasury stock. On April 1, 2014, the remaining approximately $3 million available under this plan expired.

The Board of Directors declared a $0.03 per share cash dividend on common stock for the first quarter of 2014. The Board of Directors declared a $0.01 per share cash dividend on common stock for the first quarter of 2013.
During the first quarter of 2014, Regions received no objection to its 2014 capital plan from the Federal Reserve that was submitted as part of the Comprehensive Capital Analysis and Review ("CCAR") process. On April 24, 2014, Regions' Board of Directors approved an increase of its quarterly common stock dividend to $0.05 per share effective with the quarterly dividend to be paid in July 2014. The Board also authorized a new $350 million common stock purchase plan, permitting repurchases from the beginning of the second quarter of 2014 through the end of the first quarter of 2015. There have been no shares repurchased under this plan through the issuance of this report.
On April 29, 2014, Regions completed the issuance of $500 million in depositary shares each representing a fractional ownership interest in a share of the Company's 6.375% Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series B, par value $1.00 per share ("Series B Preferred Stock"), with a liquidation preference of $1,000 per share of Series B Preferred Stock (equivalent to $25 per depositary share). Dividends will be paid quarterly at an annual rate equal to (i) for each period beginning prior to September 15, 2024, 6.375%, and (ii) for each period beginning on or after September 15, 2024, three-month LIBOR plus 3.536%.
Activity within the balances in accumulated other comprehensive income (loss) is shown in the following tables.

	Three Months Ended March 31, 2014
	Unrealized losses on securities transferred to held to maturity	Unrealized gains (losses) on securities available for sale	Unrealized gains (losses) on derivative instruments designated as cash flow hedges	Defined benefit pension plans and other post employment benefits	Accumulated other comprehensive income (loss), net of tax
	(In millions)
Beginning of period	$(64)	$(22)	$15	$(248)	$(319)
Net change	2	78	6	4	90
End of period	$(62)	$56	$21	$(244)	$(229)

	Three Months Ended March 31, 2013
	Unrealized gains (losses) on securities available for sale	Unrealized gains (losses) on derivative instruments designated as cash flow hedges	Defined benefit pension plans and other post employment benefits	Accumulated other comprehensive income (loss), net of tax
	(In millions)
Beginning of period	$436	$93	$(464)	$65
Net change	(78)	(8)	9	(77)
End of period	$358	$85	$(455)	$(12)

The following table presents amounts reclassified out of accumulated other comprehensive income (loss) for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)(1)	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)(1)	Affected Line Item in the Consolidated Statements of Income
	(In millions)
Unrealized losses on securities transferred to held to maturity:
	$(3)	$—	Net interest income
	1	—	Tax (expense) or benefit
	$(2)	$—	Net of tax
Unrealized gains and (losses) on available-for-sale securities:
	$2	$15	Securities gains, net
	(1)	(5)	Tax (expense) or benefit
	$1	$10	Net of tax

Gains and (losses) on cash flow hedges:
Interest rate contracts	$28	$15	Net interest income
	(11)	(6)	Tax (expense) or benefit
	$17	$9	Net of tax

Amortization of defined benefit pension items:
Prior-service cost	$—	$—	(2)
Actuarial gains/(losses)	(6)	(16)	(2)
	(6)	(16)	Total before tax
	2	6	Tax (expense) or benefit
	$(4)	$(10)	Net of tax

Total reclassifications for the period	$12	$9	Net of tax
_________
(1) Amounts in parentheses indicate reductions to net income.
(2) These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension cost and are included in salaries and employee benefits on the consolidated statements of income (see Note 10 for additional details).

NOTE 8. EARNINGS PER COMMON SHARE
The following table sets forth the computation of basic earnings per common share and diluted earnings per common share:

	Three Months Ended March 31
	2014	2013
	(In millions, except per share amounts)
Numerator:
Income from continuing operations	$307	$333
Preferred stock dividends	(8)	(8)
Income from continuing operations available to common shareholders	299	325
Income from discontinued operations, net of tax	12	2
Net income available to common shareholders	$311	$327
Denominator:
Weighted-average common shares outstanding—basic	1,378	1,413
Potential common shares	12	10
Weighted-average common shares outstanding—diluted	1,390	1,423
Earnings per common share from continuing operations available to common shareholders(1):
Basic	$0.22	$0.23
Diluted	0.21	0.23
Earnings per common share from discontinued operations(1):
Basic	0.01	0.00
Diluted	0.01	0.00
Earnings per common share(1):
Basic	0.23	0.23
Diluted	0.22	0.23
________

(1)	Certain per share amounts may not appear to reconcile due to rounding.
The effect from the assumed exercise of 25 million and 26 million stock options for the three months ended March 31, 2014 and 2013, respectively, was not included in the above computations of diluted earnings per common share because such amounts would have had an antidilutive effect on earnings per common share.
NOTE 9. SHARE-BASED PAYMENTS
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
On May 13, 2010, the shareholders of the Company approved the Regions Financial Corporation 2010 Long-Term Incentive Plan (“2010 LTIP”), which permits the Company to grant to employees and directors various forms of incentive compensation. These forms of incentive compensation are similar to the types of compensation approved in prior plans. The 2010 LTIP authorizes 100 million common share equivalents available for grant, where grants of options count as one share equivalent and grants of full value awards (e.g., shares of restricted stock, restricted stock units and performance stock units) count as 2.25 share equivalents. Unless otherwise determined by the Compensation Committee of the Board of Directors, grants of restricted stock, restricted stock units, and performance stock units accrue dividends as they are declared by the Board of Directors, and the dividends are paid upon vesting of the award. Upon adoption of the 2010 LTIP, Regions closed all prior long-term incentive plans to new grants, and, accordingly, prospective grants must be made under the 2010 LTIP or a successor plan. All existing grants under prior long-term incentive plans were unaffected by adoption of the 2010 LTIP. The number of remaining share equivalents available for future issuance under the 2010 LTIP was approximately 53 million at March 31, 2014.

STOCK OPTIONS
The following table summarizes the activity related to stock options during the first three months of 2014 and 2013:

	Three Months Ended March 31
	2014		2013
	Number of Options	Weighted-Average Exercise Price	Number of Options	Weighted-Average Exercise Price
Outstanding at beginning of period	32,127,235	$22.81	38,258,204	$23.09
Granted	—	—	—	—
Exercised	(1,330,599)	4.29	(103,902)	6.44
Canceled/Forfeited	(4,070,485)	30.53	(3,305,365)	25.77
Outstanding at end of period	26,726,151	$22.55	34,848,937	$22.89
Exercisable at end of period	26,293,952	$22.82	31,974,662	$24.33
RESTRICTED STOCK AWARDS AND PERFORMANCE STOCK AWARDS
During the first three months of 2014, Regions made restricted stock grants that vest upon service conditions and restricted stock unit and performance stock unit grants that vest based upon service conditions and performance conditions. Dividend payments during the vesting period are deferred to the end of the vesting term. The fair value of these restricted shares, restricted stock units and performance stock units was estimated based upon the fair value of the underlying shares on the date of the grant. The valuation was not adjusted for the deferral of dividends.
The following table summarizes the activity related to restricted stock awards and performance stock awards:

	Three Months Ended March 31
	2014		2013
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested at beginning of period	16,212,198	$6.83	11,945,179	$6.15
Granted	21,233	9.89	—	—
Vested	(494,932)	7.28	(516,682)	6.87
Forfeited	(59,149)	7.00	(107,746)	6.13
Non-vested at end of period	15,679,350	$6.82	11,320,751	$6.14

NOTE 10. PENSION AND OTHER POSTRETIREMENT BENEFITS
Regions has a defined benefit pension plan qualified under the Internal Revenue Code covering only certain employees as the pension plan is closed to new entrants. The Company also sponsors a supplemental executive retirement program (the "SERP"), which is a non-qualified pension plan that provides certain senior executive officers defined benefits in relation to their compensation.
Net periodic pension cost, which is recorded in salaries and employee benefits on the consolidated statements of income, included the following components:

	Qualified Plan		Non-qualified Plans		Total
	Three Months Ended March 31
	2014	2013	2014	2013	2014	2013
	(In millions)
Service cost	$8	$10	$1	$1	$9	$11
Interest cost	22	21	1	1	23	22
Expected return on plan assets	(34)	(33)	—	—	(34)	(33)
Amortization of actuarial loss	5	16	1	—	6	16
Amortization of prior service cost	—	—	—	—	—	—
Net periodic pension cost	$1	$14	$3	$2	$4	$16

Regions' policy for funding the qualified pension plan is to contribute annually at least the amount required by Internal Revenue Service minimum funding standards. Regions made no contribution to the plan during the first three months of 2014.
Regions also provides other postretirement benefits such as defined benefit health care plans and life insurance plans that cover certain retired employees. There was no material impact from other postretirement benefits on the consolidated financial statements for the three months ended March 31, 2014 or 2013.
NOTE 11. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
The following tables present the notional amount and estimated fair value of derivative instruments on a gross basis as of March 31, 2014 and December 31, 2013.

	March 31, 2014			December 31, 2013
	Notional Amount	Estimated Fair Value		Notional Amount	Estimated Fair Value
		Gain(1)	Loss(1)		Gain(1)	Loss(1)
	(In millions)
Derivatives in fair value hedging relationships:
Interest rate swaps	$3,736	$47	$28	$4,241	$70	$29
Derivatives in cash flow hedging relationships:
Interest rate swaps	5,800	9	63	5,800	5	80
Total derivatives designated as hedging instruments	$9,536	$56	$91	$10,041	$75	$109
Derivatives not designated as hedging instruments:
Interest rate swaps	$47,413	$982	$1,036	$46,591	$1,078	$1,142
Interest rate options	3,015	12	3	2,865	9	4
Interest rate futures and forward commitments	9,492	2	2	13,357	9	2
Other contracts	2,376	50	47	2,535	48	44
Total derivatives not designated as hedging instruments	$62,296	$1,046	$1,088	$65,348	$1,144	$1,192
Total derivatives	$71,832	$1,102	$1,179	$75,389	$1,219	$1,301
_________

(1)	Derivatives in a gain position are recorded as other assets and derivatives in a loss position are recorded as other liabilities on the consolidated balance sheets.
HEDGING DERIVATIVES
Derivatives entered into to manage interest rate risk and facilitate asset/liability management strategies are designated as hedging derivatives. Derivative financial instruments that qualify in a hedging relationship are classified, based on the exposure being hedged, as either fair value hedges or cash flow hedges. See Note 1 "Summary of Significant Accounting Policies" of the Annual Report on Form 10-K for the year ended December 31, 2013 for additional information regarding accounting policies for derivatives.
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
Regions recognized an unrealized after-tax gain of $56 million and $85 million in accumulated other comprehensive income (loss) at March 31, 2014 and 2013, respectively, related to terminated cash flow hedges of loan and debt instruments which will be amortized into earnings in conjunction with the recognition of interest payments through 2017. Regions recognized pre-tax income of $11 million and $12 million during the three months ended March 31, 2014 and 2013, respectively related to the amortization of cash flow hedges of loan and debt instruments.
Regions expects to reclassify out of accumulated other comprehensive income (loss) and into earnings approximately $113 million in pre-tax income due to the receipt or payment of interest payments on all cash flow hedges within the next twelve months. Included in this amount is $51 million in pre-tax net gains related to the amortization of discontinued cash flow hedges. The maximum length of time over which Regions is hedging its exposure to the variability in future cash flows for forecasted transactions is approximately seven years as of March 31, 2014.
The following tables present the effect of hedging derivative instruments on the consolidated statements of income:

	Gain or (Loss) Recognized in Income on Derivatives		Location of Amounts Recognized in Income on Derivatives and Related Hedged Item	Gain or (Loss) Recognized in Income on Related Hedged Item
	Three Months Ended March 31			Three Months Ended March 31
	2014	2013		2014	2013
	(In millions)			(In millions)
Fair Value Hedges:
Interest rate swaps on:
Debt/CDs	$9	$23	Interest expense	$2	$3
Debt/CDs	(8)	(21)	Other non-interest expense	9	21
Securities available for sale	(4)	—	Interest expense	—	—
Securities available for sale	(18)	—	Other non-interest expense	14	—
Total	$(21)	$2		$25	$24

	Effective Portion(3)
	Gain or (Loss) Recognized in AOCI(1)		Location of Amounts Reclassified from AOCI into Income	Gain or (Loss) Reclassified from AOCI into Income(2)
	Three Months Ended March 31			Three Months Ended March 31
	2014	2013		2014	2013
	(In millions)			(In millions)
Cash Flow Hedges:
Interest rate swaps	$4	$(10)	Interest income on loans	$31	$19
Forward starting swaps	2	2	Interest expense on debt	(3)	(4)
Total	$6	$(8)		$28	$15
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
Regions enters into interest rate lock commitments, which are commitments to originate mortgage loans whereby the interest rate on the loan is determined prior to funding and the customers have locked into that interest rate. At March 31, 2014 and December 31, 2013, Regions had $340 million and $267 million, respectively, in total notional amount of interest rate lock commitments. Regions manages market risk on interest rate lock commitments and mortgage loans held for sale with corresponding forward sale commitments, which are recorded at fair value with changes in fair value recorded in mortgage income. At March 31, 2014 and December 31, 2013, Regions had $625 million and $636 million, respectively, in total notional amount related to these forward sale commitments.
Regions has elected to account for mortgage servicing rights at fair market value with any changes to fair value being recorded within mortgage income. Concurrent with the election to use the fair value measurement method, Regions began using various derivative instruments, in the form of forward rate commitments, futures contracts, swaps and swaptions to mitigate the consolidated statement of income effect of changes in the fair value of its mortgage servicing rights. As of March 31, 2014 and December 31, 2013, the total notional amount related to these contracts was $3.7 billion and $3.4 billion, respectively.
The following table presents the location and amount of gain or (loss) recognized in income on derivatives not designated as hedging instruments in the consolidated statements of income for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31
Derivatives Not Designated as Hedging Instruments	2014	2013
	(In millions)
Capital markets fee income and other(1):
Interest rate swaps	$2	$7
Interest rate options	—	2
Interest rate futures and forward commitments	—	—
Other contracts	2	4
Total capital markets fee income and other	4	13
Mortgage income:
Interest rate swaps	8	(5)
Interest rate options	3	(4)
Interest rate futures and forward commitments	(4)	(4)
Total mortgage income	7	(13)
	$11	$—
______
(1) Capital markets fee income and other is included in Other income on the consolidated statements of income.
Credit risk, defined as all positive exposures not collateralized with cash or other assets or reserved for, at March 31, 2014 and December 31, 2013, totaled approximately $423 million and $453 million, respectively. This amount represents the net credit risk on all trading and other derivative positions held by Regions.
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

Regions’ maximum potential amount of future payments under these contracts as of March 31, 2014 was approximately $51 million. This scenario would only occur if variable interest rates were at zero percent and all counterparties defaulted with zero recovery. The fair value of sold protection at March 31, 2014 and 2013 was immaterial. In transactions where Regions has sold credit protection, recourse to collateral associated with the original swap transaction is available to offset some or all of Regions’ obligation.
CONTINGENT FEATURES
Certain of Regions’ derivative instrument contracts with broker-dealers contain credit-related termination provisions and/or credit-related provisions regarding the posting of collateral allowing those broker-dealers to terminate the contracts in the event that Regions’ and/or Regions Bank’s credit ratings falls below specified ratings from certain major credit rating agencies. The aggregate fair value of all derivative instruments with any credit-risk-related contingent features that were in a liability position on March 31, 2014 and December 31, 2013, was $361 million and $364 million, respectively, for which Regions had posted collateral of $403 million and $409 million, respectively, in the normal course of business.
OFFSETTING
Regions engages in derivatives transactions with dealers and customers. These derivatives transactions are subject to enforceable master netting agreements, which include a right of setoff by the non-defaulting or non-affected party upon early termination of the derivatives transaction. The following table presents the Company's gross derivative positions, including collateral posted or received, as of March 31, 2014 and December 31, 2013.

	Offsetting Derivative Assets		Offsetting Derivative Liabilities
	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
	(In millions)
Gross amounts subject to offsetting	$1,059	$1,165	$1,140	$1,257
Gross amounts not subject to offsetting	43	54	39	44
Gross amounts recognized	1,102	1,219	1,179	1,301
Gross amounts offset in the consolidated balance sheets(1)	670	774	1,119	1,233
Net amounts presented in the consolidated balance sheets	432	445	60	68
Gross amounts not offset in the consolidated balance sheets:
Financial instruments	9	10	5	—
Cash collateral received/posted	—	—	33	24
Net amounts	$423	$435	$22	$44
________

(1)
At March 31, 2014, gross amounts of derivative assets and liabilities offset in the consolidated balance sheets presented above include cash collateral received of $35 million and cash collateral posted of $484 million. At December 31, 2013, gross amounts of derivative assets and liabilities offset in the consolidated balance sheets presented above include cash collateral received of $42 million and cash collateral posted of $501 million.

Gross amounts of derivatives not subject to offsetting are primarily comprised of derivatives cleared through central clearing houses and interest rate lock commitments to originate mortgage loans. Regions does not have a legal opinion as to whether the clearing house contracts are master netting agreements, and therefore has not offset them on its balance sheet.
NOTE 12. FAIR VALUE MEASUREMENTS
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

See Note 1 “Summary of Significant Accounting Policies” to the consolidated financial statements of the Annual Report on Form 10-K for the year ended December 31, 2013 for a description of valuation methodologies for assets and liabilities measured at fair value on a recurring and non-recurring basis. Regions rarely transfers assets and liabilities measured at fair value between Level 1 and Level 2 measurements. There were no such transfers during the three month periods ended March 31, 2014 and 2013. Trading account securities and securities available for sale may be periodically transferred to or from Level 3 valuation based on management’s conclusion regarding the best method of pricing for an individual security. Such transfers are accounted for as if they occur at the beginning of a reporting period.

The following tables present assets and liabilities measured at estimated fair value on a recurring basis and non-recurring basis as of March 31, 2014 and December 31, 2013:

	March 31, 2014				December 31, 2013
	Level 1	Level 2	Level 3	Total Estimated Fair Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Recurring fair value measurements
Trading account securities	$117	$—	$—	$117	$111	$—	$—	$111
Securities available for sale:
U.S. Treasury securities	$57	$—	$—	$57	$56	$—	$—	$56
Federal agency securities	—	82	—	82	—	89	—	89
Obligations of states and political subdivisions	—	4	—	4	—	5	—	5
Mortgage-backed securities:
Residential agency	—	15,586	—	15,586	—	15,677	—	15,677
Residential non-agency	—	—	9	9	—	—	9	9
Commercial agency	—	1,118	—	1,118	—	935	—	935
Commercial non-agency	—	1,254	—	1,254	—	1,211	—	1,211
Corporate and other debt securities	—	2,842	3	2,845	—	2,825	2	2,827
Equity securities(1)	154	—	—	154	137	—	—	137
Total securities available for sale	$211	$20,886	$12	$21,109	$193	$20,742	$11	$20,946
Mortgage loans held for sale	$—	$344	$—	$344	$—	$429	$—	$429
Mortgage servicing rights	$—	$—	$288	$288	$—	$—	$297	$297
Derivative assets:
Interest rate swaps	$—	$1,038	$—	$1,038	$—	$1,153	$—	$1,153
Interest rate options	—	4	8	12	—	4	5	9
Interest rate futures and forward commitments	—	2	—	2	—	9	—	9
Other contracts	—	50	—	50	—	48	—	48
Total derivative assets	$—	$1,094	$8	$1,102	$—	$1,214	$5	$1,219
Derivative liabilities:
Interest rate swaps	$—	$1,127	$—	$1,127	$—	$1,251	$—	$1,251
Interest rate options	—	3	—	3	—	4	—	4
Interest rate futures and forward commitments	—	2	—	2	—	2	—	2
Other contracts	—	47	—	47	—	44	—	44
Total derivative liabilities	$—	$1,179	$—	$1,179	$—	$1,301	$—	$1,301
Nonrecurring fair value measurements
Loans held for sale	$—	$—	$23	$23	$—	$—	$596	$596
Foreclosed property and other real estate	—	33	19	52	—	49	18	67
_________
(1) Excludes Federal Reserve Bank and Federal Home Loan Bank Stock totaling $472 million and $34 million at March 31, 2014 and $472 million and $67 million at December 31, 2013, respectively.
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

The following tables illustrate a rollforward for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2014 and 2013. The tables do not reflect the change in fair value attributable to any related economic hedges the Company used to mitigate the interest rate risk associated with these assets and liabilities. The net changes in realized gains (losses) included in earnings related to Level 3 assets and liabilities held at March 31, 2014 and 2013 are not material.

	Three Months Ended March 31, 2014
		Total Realized / Unrealized Gains or Losses
	Opening Balance January 1, 2014	Included in Earnings		Included in Other Compre- hensive Income (Loss)	Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3	Closing Balance March 31, 2014
	(In millions)
Level 3 Instruments Only
Securities available for sale:
Residential non-agency MBS	$9	—		—	—	—	—	—	—	—	$9
Corporate and other debt securities	2	—		—	3	—	—	(2)	—	—	3
Total securities available for sale	$11	—		—	3	—	—	(2)	—	—	$12
Mortgage servicing rights	$297	(17)	(a)	—	8	—	—	—	—	—	$288
Total interest rate options derivatives, net	$5	21	(a)	—	—	—	—	(18)	—	—	$8
_________

(a)	Included in mortgage income.

	Three Months Ended March 31, 2013
		Total Realized / Unrealized Gains or Losses
	Opening Balance January 1, 2013	Included in Earnings		Included in Other Compre- hensive Income (Loss)	Purchases	Sales	Issuances	Settlements	Transfers into Level 3	Transfers out of Level 3	Closing Balance March 31, 2013
	(In millions)
Level 3 Instruments Only
Securities available for sale:
Residential non-agency MBS	$13	—		—	—	—	—	(1)	—	—	$12
Corporate and other debt securities	2	—		—	—	—	—	—	—	—	2
Total securities available for sale	$15	—		—	—	—	—	(1)	—	—	$14
Mortgage servicing rights	$191	1	(a)	—	44	—	—	—	—	—	$236
Total interest rate options derivatives, net	$22	33	(a)	—	—	—	—	(37)	—	—	$18
_________

(a)	Included in mortgage income.

The following table presents the fair value adjustments related to non-recurring fair value measurements:

	Three Months Ended March 31
	2014	2013
	(In millions)
Loans held for sale	$(15)	$(19)
Foreclosed property and other real estate	(7)	(11)

The following tables present detailed information regarding assets and liabilities measured at fair value using significant unobservable inputs (Level 3) as of March 31, 2014 and December 31, 2013. The tables include the valuation techniques and the significant unobservable inputs utilized. The range of each significant unobservable input as well as the weighted average within the range utilized at March 31, 2014 and December 31, 2013 are included. Following the tables are a description of the valuation technique and the sensitivity of the technique to changes in the significant unobservable input.

	March 31, 2014
	Level 3 Estimated Fair Value at March 31, 2014	Valuation Technique	Unobservable Input(s)	Quantitative Range of Unobservable Inputs and (Weighted-Average)
	(Dollars in millions)
Recurring fair value measurements:
Securities available for sale:
Residential non-agency MBS	$9	Discounted cash flow	Spread to LIBOR	5.4% - 49.9% (13.6%)
			Weighted-average prepayment speed (CPR; percentage)	7.7% - 10.2% (9.7%)
			Probability of default	1.3%
			Loss severity	37.9%
Corporate and other debt securities	$3	Market comparable	Evaluated quote on same issuer/comparable bond	99.3% - 100.0% (99.7%)
			Comparability adjustments	0.71%
Mortgage servicing rights(a)	$288	Discounted cash flow	Weighted-average prepayment speed (CPR; percentage)	7.2% - 25.6% (8.3%)
			Option-adjusted spread (percentage)	6.6% - 23.6% (9.0%)
Derivative assets:
Interest rate options	$8	Discounted cash flow	Weighted-average prepayment speed (CPR; percentage)	7.2% - 25.6% (8.3%)
			Option-adjusted spread (percentage)	6.6% - 23.6% (9.0%)
			Pull-through	21.3% - 99.6% (83.1%)
Nonrecurring fair value measurements:
Loans held for sale	$15
Commercial and investor real estate loans held for sale are valued based on multiple data points, including discount to appraised value of collateral based on recent market activity for sale of similar loans
			Appraisal comparability adjustment (discount)	15.6% - 98.8% (62.6%)
	$8	Residential first mortgage loans held for sale not carried at fair value on a recurring basis are valued based on estimated third-party valuations utilizing recent sales data for similar transactions	Estimated third-party valuations utilizing available sales data for similar transactions (discount to par)	23.5% - 41.3% (30.0%)
Foreclosed property and other real estate	$19	Discount to appraised value of property based on recent market activity for sales of similar properties	Appraisal comparability adjustment (discount)	0.0% - 100.0% (42.1%)
_________

(a)	See Note 5 for additional disclosures related to assumptions used in the fair value calculation for mortgage servicing rights.

	December 31, 2013
	Level 3 Estimated Fair Value at December 31, 2013	Valuation Technique	Unobservable Input(s)	Quantitative Range of Unobservable Inputs and (Weighted-Average)
	(Dollars in millions)
Recurring fair value measurements:
Securities available for sale:
Residential non-agency MBS	$9	Discounted cash flow	Spread to LIBOR	5.4% - 49.9% (14.9%)
			Weighted-average prepayment speed (CPR; percentage)	8.6% - 13.1% (10.0%)
			Probability of default	1.3%
			Loss severity	38.4%
Corporate and other debt securities	$2	Market comparable	Evaluated quote on same issuer/comparable bond	99.0% - 100.0% (99.6%)
			Comparability adjustments	0.96%
Mortgage servicing rights(a)	$297	Discounted cash flow	Weighted-average prepayment speed (CPR; percentage)	6.9% - 24.8% (8.2%)
			Option-adjusted spread (percentage)	7.0% - 23.6% (9.0%)
Derivative assets:
Interest rate options	$5	Discounted cash flow	Weighted-average prepayment speed (CPR; percentage)	6.9% - 24.8% (8.2%)
			Option-adjusted spread (percentage)	7.0% - 23.6% (9.0%)
			Pull-through	10.8% - 99.7% (32.2%)
Nonrecurring fair value measurements:
Loans held for sale	$61
Commercial and investor real estate loans held for sale are based on multiple data points, including discount to appraised value of collateral based on recent market activity for sales of similar loans
			Appraisal comparability adjustment (discount)	1.0% - 99.2% (49.6%)
	$535	Residential first mortgage loans held for sale not carried at fair value on a recurring basis are valued based on estimated third-party valuations utilizing recent sales data for similar transactions	Estimated third-party valuations utilizing available sales data for similar transactions (discount to par)	17.0% - 26.0% (23.5%)
Foreclosed property and other real estate	$18	Discount to appraised value of property based on recent market activity for sales of similar properties	Appraisal comparability adjustment (discount)	30.0% - 100.0% (42.3%)
_________
(a) See Note 7 to the consolidated financial statements of the Annual Report on Form 10-K for the year ended December 31, 2013 for additional disclosures related to assumptions used in the fair value calculation for mortgage servicing rights.

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
NON-RECURRING FAIR VALUE MEASUREMENTS USING SIGNIFICANT UNOBSERVABLE INPUTS
Loans held for sale
Commercial and investor real estate loans held for sale are valued based on multiple data points indicating the fair value for each loan. The primary data point for loans held for sale is a discount to the appraised value of the underlying collateral, which considers the return required by potential buyers of the loans. Management establishes this discount or comparability adjustment based on recent sales of loans secured by similar property types. As liquidity in the market increases or decreases, the comparability adjustment and the resulting asset valuation are impacted.
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

FAIR VALUE OPTION
Regions has elected the fair value option for all FNMA and FHLMC eligible residential mortgage loans held for sale. These elections allow for a more effective offset of the changes in fair values of the loans and the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting. Regions has not elected the fair value option for other loans held for sale primarily because they are not economically hedged using derivative instruments. Fair values of mortgage loans held for sale are based on traded market prices of similar assets where available and/or discounted cash flows at market interest rates, adjusted for securitization activities that include servicing values and market conditions, and are recorded in loans held for sale in the consolidated balance sheets.

The following table summarizes the difference between the aggregate fair value and the aggregate unpaid principal balance for mortgage loans held for sale measured at fair value:

	March 31, 2014			December 31, 2013
	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Less Aggregate Unpaid Principal
	(In millions)
Mortgage loans held for sale, at fair value	$344	$333	$11	$429	$424	$5
Interest income on mortgage loans held for sale is recognized based on contractual rates and is reflected in interest income on loans held for sale in the consolidated statements of income. The following table details net gains resulting from changes in fair value of these loans which were recorded in mortgage income in the consolidated statements of income during the three months ended March 31, 2014 and 2013, respectively. These changes in fair value are mostly offset by economic hedging activities. An immaterial portion of these amounts was attributable to changes in instrument-specific credit risk.

	Mortgage loans held for sale, at fair value
	Three Months Ended March 31
	2014	2013
	(In millions)
Net gains (losses) resulting from changes in fair value	$6	$(18)
The carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of the Company’s financial instruments as of March 31, 2014 are as follows:

	March 31, 2014
	Carrying Amount	Estimated Fair Value(1)	Level 1	Level 2	Level 3
	(In millions)
Financial assets:
Cash and cash equivalents	$5,196	$5,196	$5,196	$—	$—
Trading account securities	117	117	117	—	—
Securities held to maturity	2,317	2,294	1	2,293	—
Securities available for sale	21,615	21,615	211	21,392	12
Loans held for sale	395	395	—	344	51
Loans (excluding leases), net of unearned income and allowance for loan losses(2)(3)	72,662	67,386	—	—	67,386
Other interest-earning assets	86	86	—	86	—
Derivative assets	1,102	1,102	—	1,094	8
Financial liabilities:
Derivative liabilities	1,179	1,179	—	1,179	—
Deposits	93,393	93,400	—	93,400	—
Short-term borrowings	1,981	1,981	—	1,981	—
Long-term borrowings	4,226	4,534	853	—	3,681
Loan commitments and letters of credit	115	598	—	—	598
Indemnification obligation	233	228	—	—	228

_________

(1)
Estimated fair values are consistent with an exit price concept. The assumptions used to estimate the fair values are intended to approximate those that a market participant would use in a hypothetical orderly transaction. In estimating fair value, the Company makes adjustments for interest rates, market liquidity and credit spreads as appropriate.

(2)
The estimated fair value of portfolio loans assumes sale of the loans to a third-party financial investor. Accordingly, the value to the Company if the loans were held to maturity is not reflected in the fair value estimate. In the current whole loan market, financial investors are generally requiring a higher rate of return than the return inherent in loans if held to maturity. The fair value discount at March 31, 2014 was $5.3 billion or 7.3 percent.

(3)	Excluded from this table is the lease carrying amount of $1.8 billion at March 31, 2014.

The carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of the Company's financial instruments as of December 31, 2013 are as follows:

	December 31, 2013
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
NOTE 13. BUSINESS SEGMENT INFORMATION
Each of Regions’ reportable segments is a strategic business unit that serves specific needs of Regions’ customers based on the products and services provided. The segments are based on the manner in which management views the financial performance of the business. The Company has three reportable segments: Business Services, Consumer Services and Wealth Management, with the remainder split between Discontinued Operations and Other. The application and development of management reporting methodologies is a dynamic process and is subject to periodic enhancements. As these enhancements are made, financial results presented may be periodically revised.

The following tables present financial information for each reportable segment for the period indicated.

	Three Months Ended March 31, 2014
	Business Services	Consumer Services	Wealth Management	Other	Continuing Operations	Discontinued Operations	Consolidated
	(In millions)
Net interest income (loss)	$451	$450	$43	$(128)	$816	$—	$816
Provision (credit) for loan losses	26	55	1	(80)	2	—	2
Non-interest income	111	239	92	(4)	438	—	438
Non-interest expense	264	431	106	16	817	(19)	798
Income (loss) before income taxes	272	203	28	(68)	435	19	454
Income tax expense (benefit)	103	77	10	(62)	128	7	135
Net income (loss)	$169	$126	$18	$(6)	$307	$12	$319
Average assets	$52,634	$28,742	$2,959	$33,493	$117,828	$—	$117,828

	Three Months Ended March 31, 2013
	Business Services	Consumer Services	Wealth Management	Other	Continuing Operations	Discontinued Operations	Consolidated
	(In millions)
Net interest income (loss)	$459	$461	$45	$(167)	$798	$—	$798
Provision (credit) for loan losses	95	78	7	(170)	10	—	10
Non-interest income	113	279	87	22	501	—	501
Non-interest expense	249	473	104	16	842	(4)	838
Income before income taxes	228	189	21	9	447	4	451
Income tax expense (benefit)	86	72	8	(52)	114	2	116
Net income	$142	$117	$13	$61	$333	$2	$335
Average assets	$47,177	$29,211	$3,067	$39,668	$119,123	$—	$119,123

NOTE 14. COMMITMENTS, CONTINGENCIES AND GUARANTEES
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
Credit risk associated with these instruments is represented by the contractual amounts indicated in the following table:

	March 31, 2014	December 31, 2013
	(In millions)
Unused commitments to extend credit	$41,470	$41,885
Standby letters of credit	1,699	1,629
Commercial letters of credit	50	36
Liabilities associated with standby letters of credit	35	37
Assets associated with standby letters of credit	35	38
Reserve for unfunded credit commitments	78	78

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
In addition, as previously discussed, Regions has agreed to indemnify Raymond James for all legal matters resulting from pre-closing activities in conjunction with the sale of Morgan Keegan and recorded an indemnification obligation at fair value in the second quarter of 2012. The indemnification obligation had a carrying amount of approximately $233 million and an estimated fair value of approximately $228 million as of March 31, 2014 (see Note 12).
When it is practicable, Regions estimates possible loss contingencies, whether or not there is an accrued probable loss. When Regions is able to estimate such possible losses, and when it is reasonably possible Regions could incur losses in excess of amounts accrued, Regions is required to make a disclosure of the aggregate estimation. Regions currently estimates that it is reasonably possible that it may experience losses in excess of what Regions has accrued in an aggregate amount up to approximately $100 million as of March 31, 2014, with it also being reasonably possible that Regions could incur no losses in excess of amounts accrued. However, as available information changes, the matters for which Regions is able to estimate, as well as the estimates themselves will be adjusted accordingly. The legal contingencies included in the reasonably possible estimate include those that are subject to the indemnification agreement with Raymond James.
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
In October 2010, a purported class-action lawsuit was filed by Regions’ stockholders in the U.S. District Court for the Northern District of Alabama against Regions and certain former officers of Regions (the "2010 Claim"). The 2010 Claim alleges violations of the federal securities laws, including allegations that statements that were materially false and misleading were included in filings made with the Securities and Exchange Commission ("SEC"). The plaintiffs have requested equitable relief and unspecified monetary damages. On June 7, 2011, the trial court denied Regions’ motion to dismiss the 2010 Claim. On June 14, 2012, the trial court granted class certification. The Eleventh Circuit Court of Appeals is reviewing the trial court’s grant of class-action certification. The case is now stayed pending that review.
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
In 2013, Regions received a subpoena from the Office of Inspector General of the U.S. Department of Housing and Urban Development as part of an industry-wide investigation regarding loan origination and servicing practices. Many institutions have settled these matters on terms that included large monetary penalties, including, in some cases, civil money penalties under applicable banking laws. The investigation concerning Regions' practices is in the very early stages, and the Company cannot predict the ultimate outcome, however it is possible that this investigation may result in Regions' payment of a monetary penalty which may adversely affect results of operations. Regions is cooperating with this inquiry.
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
As of the Closing Date, the fair value of the indemnification obligation, which includes defense costs and unasserted claims, was approximately $385 million, of which approximately $256 million was recognized as a reduction to the gain on sale of Morgan Keegan. The fair value was determined through the use of a present value calculation that takes into account the future cash flows that a market participant would expect to receive from holding the indemnification liability as an asset. Regions performed a probability-weighted cash flow analysis and discounted the result at a credit-adjusted risk free rate. The fair value of the indemnification liability includes amounts that Regions had previously determined meet the definition of probable and reasonably estimable. Adjustments to the indemnification obligation are recorded within professional and legal expenses within discontinued operations (see Note 2). As of March 31, 2014, the carrying value of the indemnification obligation was approximately $233 million.
VISA INDEMNIFICATION
As a member of the Visa USA network, Regions, along with other members, indemnified Visa USA against litigation. On October 3, 2007, Visa USA was restructured and acquired several Visa affiliates. In conjunction with this restructuring, Regions' indemnification of Visa USA was modified to cover specific litigation (“covered litigation”).
A portion of Visa's proceeds from its initial public offering ("IPO") was escrowed to fund the covered litigation. During the first quarter of 2013, Visa made a settlement payment related to the covered litigation which reduced Regions' share of the escrow account to approximately zero at March 31, 2013. Regions made a corresponding adjustment to reduce its liability to approximately zero at March 31, 2013. The balances related to the escrow and the corresponding liability remain approximately zero as of March 31, 2014. To the extent that the amount available under the escrow arrangement, or subsequent fundings of the escrow account via reductions in the class B share conversion ratio, is insufficient to fully resolve the covered litigation, Visa will enforce the indemnification obligations of Visa USA's members for any excess amount. At this time, Regions has concluded that it is not probable that covered litigation exposure will exceed the class B share value.
NOTE 15. RECENT ACCOUNTING PRONOUNCEMENTS
In July 2013, the Financial Accounting Standards Board ("FASB") issued final guidance on the presentation of certain unrecognized tax benefits in the financial statements. This guidance requires unrecognized tax benefits to be presented as a decrease in a deferred tax asset for a net operating loss carryforward, similar tax loss or tax credit carryforward if certain criteria are met. In situations in which a net operating loss carryforward, a similar tax loss or tax credit carryforward is not available at the reporting date under the tax law of the jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit will be presented in the financial statements as a liability and will not be combined with deferred tax assets. This guidance became effective for fiscal years and interim periods within those years beginning after December 15, 2013 and was adopted by Regions on a prospective basis with the first quarter of 2014 financial reporting. The guidance did not have a material impact upon adoption.
In January 2014, the FASB issued new accounting guidance related to the accounting for investments in qualified affordable housing projects. The guidance allows the holder of low income housing tax credit ("LIHTC") investments to apply a proportional amortization method that would recognize the cost of the investment as a part of income tax expense, provided that the investment meets certain criteria. The guidance is silent regarding statement of financial position classification. Regions believes it would not be appropriate to classify the investment as a deferred tax asset. The decision to apply the proportional amortization method is an accounting policy election. Entities may also elect to continue to account for these investments using the equity method. The guidance will be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. Early adoption is permitted. Regions is in the process of reviewing the potential impact the adoption of this guidance will have to its consolidated financial statements.
In January 2014, the FASB issued new accounting guidance regarding the reclassification of residential real estate collateralized consumer mortgage loans upon foreclosures. The guidance requires reclassification of a consumer mortgage loan to other real estate owned upon obtaining legal title to the residential property, which could occur either through foreclosure or through a deed in lieu of foreclosure or similar legal agreement. The existence of a borrower redemption right will not prevent the lender from reclassifying a loan to other real estate once the lender obtains legal title to the property. In addition, entities are required to disclose the amount of foreclosed residential real estate properties and the recorded investment in residential real estate mortgage loans in the process of foreclosure on both an interim and annual basis. The guidance may be applied prospectively or on a modified retrospective basis in fiscal years, and interim periods within those fiscal years, beginning after December 15, 2014. Early adoption is permitted. Regions is in the process of reviewing the potential impact the adoption of this guidance will have to its consolidated financial statements.
Further information related to recent accounting pronouncements and accounting changes adopted by Regions prior to the first quarter of 2014 is included in the Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION
The following discussion and analysis is part of Regions Financial Corporation’s (“Regions” or "the Company”) Quarterly Report on Form 10-Q to the Securities and Exchange Commission (“SEC”) and updates Regions’ Annual Report on Form 10-K for the year ended December 31, 2013, which was previously filed with the SEC. This financial information is presented to aid in understanding Regions’ financial position and results of operations and should be read together with the financial information contained in the Form 10-K. Certain prior period amounts presented in this discussion and analysis have been reclassified to conform to current period classifications, except as otherwise noted. The emphasis of this discussion will be on the three months ended March 31, 2014 compared to the three months ended March 31, 2013 for the consolidated statements of income. For the consolidated balance sheet, the emphasis of this discussion will be the balances as of March 31, 2014 compared to December 31, 2013.
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
Regions conducts its banking operations through Regions Bank, an Alabama chartered commercial bank that is a member of the Federal Reserve System. At March 31, 2014, Regions operated 1,673 total branch outlets in Alabama, Arkansas, Florida, Georgia, Illinois, Indiana, Iowa, Kentucky, Louisiana, Mississippi, Missouri, North Carolina, South Carolina, Tennessee, Texas and Virginia. Regions operates under three reportable business segments: Business Services, Consumer Services, and Wealth Management with the remainder split between Discontinued Operations and Other. See Note 13 “Business Segment Information” to the consolidated financial statements for more information regarding Regions’ segment reporting structure. Regions also provides full-line insurance brokerage services primarily through Regions Insurance, Inc. which is included in the Wealth Management segment.
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
Regions’ profitability, like that of many other financial institutions, is dependent on its ability to generate revenue from net interest income and non-interest income sources. Net interest income is the difference between the interest income Regions receives on interest-earning assets, such as loans and securities, and the interest expense Regions pays on interest-bearing liabilities, principally deposits and borrowings. Regions’ net interest income is impacted by the size and mix of its balance sheet components and the interest rate spread between interest earned on its assets and interest paid on its liabilities. Non-interest income includes fees from service charges on deposit accounts, card and ATM fees, mortgage servicing and secondary marketing, investment management and trust activities, insurance activities, capital markets, and other customer services which Regions provides. Results of operations are also affected by the provision for loan losses and non-interest expenses such as salaries and employee benefits, occupancy, professional and legal expenses, deposit administrative fees, and other operating expenses, as well as income taxes.
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

FIRST QUARTER OVERVIEW
Regions reported net income available to common shareholders of $311 million, or $0.22 per diluted share, in the first quarter of 2014 compared to net income available to common shareholders of $327 million, or $0.23 per diluted share, in the first quarter of 2013. Increased net interest income, lower non-interest expenses, and slightly lower provision for loan losses were more than offset by lower non-interest income compared to the prior year period.
For the first quarter of 2014, net interest income (taxable-equivalent basis) from continuing operations totaled $831 million compared to $811 million in the first quarter of 2013. The net interest margin (taxable-equivalent basis) was 3.26 percent for the first quarter of 2014 and 3.13 percent in the first quarter of 2013. The increase in net interest income was driven by a decline in interest-bearing liabilities and total funding costs and was partially offset by a decline in loan yields. These factors drove the $20 million increase in net interest income (taxable-equivalent basis), and also drove the 13 basis point improvement in net interest margin. Total deposit costs were 12 basis points for the first quarter of 2014, as compared to 18 basis points for the first quarter of 2013. Total funding costs, which include deposits, short-term borrowings and long-term debt, were 33 basis points for the first quarter of 2014, as compared to 45 basis points for the first quarter of 2013.
The provision for loan losses totaled $2 million in the first quarter of 2014 compared to $10 million during the first quarter of 2013. Credit metrics, including net charge-offs and non-accrual loan balances, showed continued improving trends through the first three months of 2014 compared to 2013.
Net charge-offs totaled $82 million, or an annualized 0.44 percent of average loans, in the first quarter of 2014, compared to $180 million, or an annualized 0.99 percent for the first quarter of 2013. Net charge-offs were lower across most major loan categories when comparing the first quarter of 2014 period to the prior year period.
The allowance for loan losses at March 31, 2014 was 1.67 percent of total loans, net of unearned income, compared to 1.80 percent at December 31, 2013. Total non-performing assets were $1.2 billion at March 31, 2014, compared to $1.3 billion at December 31, 2013.
Non-interest income from continuing operations for the first quarter of 2014 was $438 million, compared to $501 million for the first quarter of 2013. The decline from the prior year was driven primarily by a $32 million decrease in mortgage income. Mortgage loan production fell 47 percent from the first quarter of 2013 as consumer demand for mortgage loans slowed due to rising interest rates.
Total non-interest expense from continuing operations was $817 million in the first quarter of 2014, a $25 million decrease from the first quarter of 2013. Decreased deposit administration fees and a net gain on the sale of certain primarily accruing residential first mortgage loans classified as troubled debt restructurings (“TDRs”) held for sale were the drivers of the decrease.
A discussion of activity within discontinued operations is included at the end of the Management’s Discussion and Analysis section of this report.

TOTAL ASSETS
Regions’ total assets at March 31, 2014 were $117.9 billion, compared to $117.4 billion at December 31, 2013. The increase in total assets from year-end 2013 resulted mainly from a $1.1 billion increase in loans, offset by a $660 million decrease in loans held for sale as a result of the sale of certain primarily accruing residential first mortgage loans classified as TDRs. Refer to the "Loans Held For Sale" section for further information.

SECURITIES
The following table details the carrying values of securities, including both available for sale and held to maturity:
Table 1—Securities

	March 31, 2014	December 31, 2013
	(In millions)
U.S. Treasury securities	$58	$57
Federal agency securities	419	425
Obligations of states and political subdivisions	4	5
Mortgage-backed securities:
Residential agency	17,347	17,474
Residential non-agency	9	9
Commercial agency	1,336	1,154
Commercial non-agency	1,254	1,211
Corporate and other debt securities	2,845	2,827
Equity securities	660	676
	$23,932	$23,838
Regions maintains a highly rated securities portfolio consisting primarily of agency mortgage-backed securities. Total securities at March 31, 2014 increased $94 million from year-end 2013 primarily due to market rate improvements in the fair value of the available for sale securities portfolio.
Securities available for sale, which comprise the majority of the securities portfolio, are an important tool used to manage interest rate sensitivity and provide a primary source of liquidity for the Company. See the "Market Risk-Interest Rate Risk" and "Liquidity Risk" sections for more information.

LOANS HELD FOR SALE
Loans held for sale totaled $395 million at March 31, 2014, consisting primarily of $352 million of residential real estate mortgage loans and $40 million of non-performing investor real estate loans. At December 31, 2013, loans held for sale totaled $1.1 billion, consisting primarily of $963 million of residential real estate mortgage loans, including $535 million of certain primarily accruing residential first mortgage loans classified as TDRs that were transferred to loans held for sale in the fourth quarter of 2013, and $82 million of non-performing investor real estate loans. Substantially all of the TDR loans held for sale were sold in the first quarter of 2014. The level of residential real estate mortgage loans held for sale that are part of the Company's mortgage originations to be sold in the secondary market fluctuates depending on the timing of origination and sale to third parties.

LOANS
Loans, net of unearned income, represented approximately 73 percent of Regions’ interest-earning assets at March 31, 2014. The following table presents the distribution of Regions’ loan portfolio by portfolio segment and class, net of unearned income:
Table 2—Loan Portfolio

	March 31, 2014	December 31, 2013
	(In millions, net of unearned income)
Commercial and industrial	$30,466	$29,413
Commercial real estate mortgage—owner-occupied	9,257	9,495
Commercial real estate construction—owner-occupied	375	310
Total commercial	40,098	39,218
Commercial investor real estate mortgage	5,338	5,318
Commercial investor real estate construction	1,654	1,432
Total investor real estate	6,992	6,750
Residential first mortgage	12,136	12,163
Home equity	11,148	11,294
Indirect	3,253	3,075
Consumer credit card	917	948
Other consumer	1,136	1,161
Total consumer	28,590	28,641
	$75,680	$74,609
PORTFOLIO CHARACTERISTICS
The following sections describe the composition of the portfolio segments and classes in Table 2 and explain changes in balances from the 2013 year-end. See Note 4 “Loans and the Allowance for Credit Losses” to the consolidated financial statements for additional discussion.
Regions has a diversified loan portfolio, in terms of product type, collateral and geography. At March 31, 2014, commercial loans represented 53 percent of total loans, net of unearned income, investor real estate loans represented 9 percent, residential first mortgage loans totaled 16 percent, home equity lending totaled 15 percent, other consumer loans comprised 2 percent, indirect loans equaled 4 percent and consumer credit card loans made up the remaining 1 percent of loans. Following is a discussion of risk characteristics of each loan type.
Loans, net of unearned income, totaled $75.7 billion at March 31, 2014, an increase of approximately $1.1 billion from year-end 2013 levels. Continued growth in commercial and industrial and indirect auto loan portfolios, along with increases in commercial investor real construction loans, more than offset declines in commercial real estate mortgage, residential first mortgage and home equity lending during the first three months of 2014.
Commercial—The commercial portfolio segment includes commercial and industrial loans to commercial customers for use in normal business operations to finance working capital needs, equipment purchases and other expansion projects. Commercial and industrial loans have increased $1.1 billion or 4 percent since year-end due to Regions’ integrated approach to specialized lending. Commercial also includes owner-occupied commercial real estate mortgage loans to operating businesses, which are loans for long-term financing of land and buildings, and are repaid by cash flow generated by business operations. These loans declined $238 million or 3 percent from year-end 2013 as a result of continued customer deleveraging. Owner-occupied construction loans are made to commercial businesses for the development of land or construction of a building where the repayment is derived from revenues generated from the business of the borrower. During the first quarter of 2014, total commercial loan balances increased approximately $880 million, or 2 percent.
Investor Real Estate—Loans for real estate development are repaid through cash flow related to the operation, sale or refinance of the property. This portfolio segment includes extensions of credit to real estate developers or investors where repayment is dependent on the sale of real estate or income generated from the real estate collateral. A portion of Regions’ investor real estate portfolio segment is comprised of loans secured by residential product types (land, single-family and condominium loans) within Regions’ markets. Additionally, this category includes loans made to finance income-producing properties such as apartment buildings, office and industrial buildings, and retail shopping centers. After several years of successful emphasis on decreasing

Regions' exposure in this portfolio segment, total investor real estate loans increased $242 million from 2013 year-end balances. This marks the first quarter the Company has generated net growth in this portfolio in over four years.
Residential First Mortgage—Residential first mortgage loans represent loans to consumers to finance a residence. These loans are typically financed over a 15 to 30 year term and, in most cases, are extended to borrowers to finance their primary residence. These loans experienced a $27 million decline from year-end 2013, primarily due to customers continuing to pay down real estate debt. At the end of 2012, Regions began retaining 10 and 15 year fixed-rate mortgage production on its balance sheet rather than selling into the secondary market, which has slowed the pace of decline. Approximately $75 million of these 10 and 15-year fixed rate loans were retained on the balance sheet through the first three months of 2014.
Home Equity—Home equity lending includes both home equity loans and lines of credit. This type of lending, which is secured by a first or second mortgage on the borrower’s residence, allows customers to borrow against the equity in their home. Substantially all of this portfolio was originated through Regions’ branch network. During the first quarter of 2014, home equity balances decreased $146 million to $11.1 billion, driven by continued consumer deleveraging and refinancing.
Indirect—Indirect lending, which is lending initiated through third-party business partners, is largely comprised of loans made through automotive dealerships. This portfolio class increased $178 million from year-end 2013, reflecting continued growing demand for automobile loans. Regions increased the average number of loans per dealer by 13 percent during the first quarter of 2014. Regions expects to continue to increase pull-through rates for existing dealers and further expand the dealer network.
Consumer Credit Card—Consumer credit card lending represents primarily open-ended variable interest rate consumer credit card loans. These balances decreased $31 million to $917 million during the first quarter of 2014 following a seasonally high fourth quarter of 2013.
Other Consumer—Other consumer loans include direct consumer installment loans, overdrafts and other revolving loans. Other consumer loans totaled $1.1 billion at March 31, 2014, a decrease of $25 million from prior year end.
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
Commercial
The commercial portfolio segment generated the majority of the Company's loan growth in the first three months of 2014, particularly commercial and industrial loans. Over half of the Company’s total loans are included in the commercial portfolio segment. These balances are spread across numerous industries, as disclosed in "Table 11—Selected Industry Balances" in the Annual Report on Form 10-K for the year ended December 31, 2013. The Company manages the related risks to this portfolio by setting certain lending limits for each significant industry. At March 31, 2014 and December 31, 2013, no single industry exceeded 15 percent of the total commercial portfolio balance.
Indirect
Regions re-entered the indirect automotive lending market in October 2010 and has experienced steady portfolio growth. Regions is focused on prudent growth strategies by establishing mutually beneficial, prime lending relationships with a select group of franchised new car dealers. Regions' credit policy stipulates that only prime quality auto loans are originated, and purchased loans are monitored on a regular basis with performance having been consistent with the originated portfolio.
Home Equity
The home equity portfolio totaled $11.1 billion at March 31, 2014 as compared to $11.3 billion at December 31, 2013. Substantially all of this portfolio was originated through Regions’ branch network.

The following table presents information regarding the future maturities of the Company's home equity lines of credit as of March 31, 2014.
Table 3—Home Equity Lines of Credit - Future Maturities

	First Lien	% of Total	Second Lien	% of Total	Total
	(Dollars in millions)
2014	$21	0.24%	$164	1.82%	$185
2015	24	0.27	178	1.97	202
2016	31	0.34	41	0.46	72
2017	6	0.07	12	0.13	18
2018	19	0.21	27	0.30	46
2019-2023	1,283	14.23	1,125	12.49	2,408
2024-2028	2,772	30.77	3,175	35.24	5,947
Thereafter	74	0.82	58	0.64	132
Total	$4,230	46.95%	$4,780	53.05%	$9,010
Of the $11.1 billion home equity portfolio at March 31, 2014, approximately $9.0 billion were home equity lines of credit and $2.1 billion were closed-end home equity loans (primarily originated as amortizing loans). Beginning in May 2009, new home equity lines of credit had a 10-year draw period and a 10-year repayment period. Previously, the home equity lines of credit had a 20-year term with a balloon payment upon maturity or a 5-year draw period with a balloon payment upon maturity. The term “balloon payment” means there are no principal payments required until the balloon payment is due for interest-only lines of credit. As of March 31, 2014, none of Regions' home equity lines of credit have converted to mandatory amortization under the contractual terms. As presented in the table above, the majority of home equity lines of credit will either mature with a balloon payment or convert to amortizing status after fiscal year 2020.
Of the $9.0 billion of home equity lines of credit as of March 31, 2014, approximately 91 percent require monthly interest-only payments while the remaining approximately 9 percent require a payment equal to 1.5 percent of the outstanding balance, which would include some principal repayment. As of March 31, 2014, approximately 30 percent of borrowers were only paying the minimum amount due on the home equity line. In addition, approximately 57 percent of the home equity lines of credit balances have the option to amortize either all or a portion of their balance. As of March 31, 2014, approximately $284 million of the home equity line of credit balances have elected this option.
Regions is unable to track payment status on first liens held by another institution, including payment status related to loan modifications. When Regions’ second lien position becomes delinquent, an attempt is made to contact the first lien holder and inquire as to the payment status of the first lien. However, Regions does not continuously monitor the payment status of the first lien position. Short sale offers and settlement agreements are often received by the home equity junior lien holders well before the loan balance reaches the delinquency threshold for charge-off consideration, potentially resulting in a full balance payoff/charge-off. Regions is presently monitoring the status of all first lien position loans that the Company owns or services and has a second lien, and is taking appropriate action when delinquent. Regions services the first lien on approximately 23 percent of the entire second lien home equity portfolio as of March 31, 2014. Regions believes that the results related to the non-Regions-serviced first liens would not be significantly different than that of the portfolio which Regions services.
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
The following table presents current LTV data for components of the residential first mortgage and home equity classes of the consumer portfolio segment. Current LTV data for the remaining loans in the portfolio is not available, primarily because some of the loans are serviced by others. Data may also not be available due to mergers and systems integrations. The amounts in the table represent the entire loan balance. For purposes of the table below, if the loan balance exceeds the current estimated collateral, the entire balance is included in the “Above 100%” category, regardless of the amount of collateral available to partially offset the shortfall. The balances in the "Above 100%" category as a percentage of the portfolio balances remained the same in the residential first mortgage portfolio at 6 percent, while the home equity portfolio decreased from 13 percent to 11 percent, when comparing March 31, 2014 to December 31, 2013.

Table 4—Estimated Current Loan to Value Ranges

	March 31, 2014			December 31, 2013
	Residential First Mortgage	Home Equity		Residential First Mortgage	Home Equity
		1st Lien	2nd Lien		1st Lien	2nd Lien
	(In millions)
Estimated current loan to value:
Above 100%	$694	$285	$896	$733	$416	$1,034
80% - 100%	2,020	688	1,281	2,050	737	1,294
Below 80%	8,944	4,849	2,540	8,899	4,646	2,501
Data not available	478	186	423	481	199	467
	$12,136	$6,008	$5,140	$12,163	$5,998	$5,296

Regions qualitatively considers factors such as periodic updates of FICO scores, unemployment, home prices, and geography as credit quality indicators for consumer loans. FICO scores are obtained at origination as part of Regions' formal underwriting process. Refreshed FICO scores are obtained by the Company quarterly for all revolving accounts and home equity lines of credit and semi-annually for all other consumer loans. Regions considers FICO scores less than 620 to be indicative of higher credit risk and obtains additional collateral in most of these instances. The following tables present estimated current FICO score data for components of classes of the consumer portfolio segment. Current FICO data is not available for the remaining loans in the portfolio for various reasons; for example, if customers do not use sufficient credit, an updated score may not be available. Residential first mortgage and home equity balances with FICO scores below 620 were 7 percent of the combined portfolios for both March 31, 2014 and December 31, 2013.
Table 5—Estimated Current FICO Score Ranges

	March 31, 2014
	Residential First Mortgage	Home Equity		Indirect	Consumer Credit Card	Other Consumer
		1st Lien	2nd Lien
	(In millions)
Below 620	$885	$363	$379	$300	$46	$82
620 - 680	1,019	553	554	499	136	138
681-720	1,372	733	659	553	216	174
Above 720	7,997	4,072	3,382	1,717	518	417
Data not available	863	287	166	184	1	325
	$12,136	$6,008	$5,140	$3,253	$917	$1,136

	December 31, 2013
	Residential First Mortgage	Home Equity		Indirect	Consumer Credit Card	Other Consumer
		1st Lien	2nd Lien
	(In millions)
Below 620	$886	$324	$322	$312	$38	$87
620 - 680	1,022	533	527	470	130	142
681-720	1,341	725	672	511	216	177
Above 720	8,091	4,052	3,491	1,599	563	425
Data not available	823	364	284	183	1	330
	$12,163	$5,998	$5,296	$3,075	$948	$1,161

ALLOWANCE FOR CREDIT LOSSES
The allowance for credit losses ("allowance") consists of two components: the allowance for loan and lease losses and the reserve for unfunded credit commitments. The allowance represents management’s estimate of probable credit losses inherent in the loan and credit commitment portfolios as of period-end. Regions determines its allowance in accordance with applicable accounting literature as well as regulatory guidance related to receivables and contingencies. Binding unfunded credit commitments include items such as letters of credit, financial guarantees and binding unfunded loan commitments. Additional discussion of the methodology used to calculate the allowance is included in Note 1 “Summary of Significant Accounting Policies” and Note 6 “Allowance for Credit Losses” to the consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2013, as well as related discussion in Management’s Discussion and Analysis.
The allowance for loan losses totaled $1.3 billion at both March 31, 2014 and December 31, 2013. The allowance for loan losses as a percentage of net loans was 1.67 percent at March 31, 2014 and 1.80 percent at December 31, 2013. The reserve for unfunded credit commitments was $78 million at both March 31, 2014 and December 31, 2013. Net charge-offs as a percentage of average loans (annualized) were 0.44 percent and 0.99 percent in the first three months of 2014 and 2013, respectively. Net charge-offs were lower across most categories, period over period. The provision for loan losses totaled $2 million in the first quarter of 2014 compared to $10 million during the first quarter of 2013. Net charge-offs exceeded the provision for loan losses for the first quarters of 2014 and 2013, primarily resulting from continued improving credit metrics such as lower levels of non-accrual and criticized and classified loans, as well as problem loan resolutions and a continuing shift in portfolio composition out of higher risk investor real estate loans and into less risky commercial and industrial loans.
Management considers the current level of allowance appropriate to absorb losses inherent in the loan and credit commitment portfolios. Management’s determination of the appropriateness of the allowance requires the use of judgments and estimations that may change in the future. Changes in the factors used by management to determine the appropriateness of the allowance or the availability of new information could cause the allowance to be increased or decreased in future periods. Management expects the allowance for credit losses to total loans ratio to vary over time due to changes in portfolio balances, economic conditions, loan mix and collateral values, or variations in other factors that may affect inherent losses. In addition, bank regulatory agencies, as part of their examination process, may require changes in the level of the allowance based on their judgments and estimates.
Management expects that net loan charge-offs in 2014 will continue to improve compared to 2013. Economic trends such as real estate valuations, interest rates and unemployment will impact the future levels of net charge-offs and provision and may result in volatility during the remainder of 2014. Additionally, changes in circumstances related to individually large credits or certain portfolios may result in volatility. Details regarding the allowance and net charge-offs, including an analysis of activity from the previous year’s totals, are included in Table 6 “Allowance for Credit Losses.”

Activity in the allowance for credit losses is summarized as follows:
Table 6—Allowance for Credit Losses

	Three Months Ended March 31
	2014	2013
	(Dollars in millions)
Allowance for loan losses at beginning of year	$1,341	$1,919
Loans charged-off:
Commercial and industrial	24	71
Commercial real estate mortgage—owner-occupied	16	28
Commercial real estate construction—owner-occupied	1	—
Commercial investor real estate mortgage	8	22
Commercial investor real estate construction	1	1
Residential first mortgage	11	23
Home equity	28	45
Indirect	10	9
Consumer credit card	9	10
Other consumer	16	15
	124	224
Recoveries of loans previously charged-off:
Commercial and industrial	14	13
Commercial real estate mortgage—owner-occupied	3	3
Commercial real estate construction—owner-occupied	—	1
Commercial investor real estate mortgage	7	8
Commercial investor real estate construction	1	1
Residential first mortgage	2	1
Home equity	7	8
Indirect	3	3
Consumer credit card	1	1
Other consumer	4	5
	42	44
Net charge-offs:
Commercial and industrial	10	58
Commercial real estate mortgage—owner-occupied	13	25
Commercial real estate construction—owner-occupied	1	(1)
Commercial investor real estate mortgage	1	14
Commercial investor real estate construction	—	—
Residential first mortgage	9	22
Home equity	21	37
Indirect	7	6
Consumer credit card	8	9
Other consumer	12	10
	82	180
Provision for loan losses	2	10
Allowance for loan losses at March 31	$1,261	$1,749
Reserve for unfunded credit commitments at beginning of year	$78	$83
Provision for unfunded credit losses	—	5
Reserve for unfunded credit commitments at March 31	$78	$88
Allowance for credit losses at March 31	$1,339	$1,837
Loans, net of unearned income, outstanding at end of period	$75,680	$73,936
Average loans, net of unearned income, outstanding for the period	$75,139	$73,919
Ratios:
Allowance for loan losses at end of period to loans, net of unearned income	1.67%	2.37%
Allowance for loan losses at end of period to non-performing loans, excluding loans held for sale	1.18x	1.10x
Net charge-offs as percentage of:
Average loans, net of unearned income (annualized)	0.44%	0.99%

TROUBLED DEBT RESTRUCTURINGS (TDRs)
Residential first mortgage, home equity, indirect, consumer credit card and other consumer TDRs are consumer loans modified under the Customer Assistance Program. Commercial and investor real estate loan modifications are not the result of a formal program, but represent situations where modification was offered as a workout alternative. The following table summarizes TDRs for the periods presented:
Table 7—Troubled Debt Restructurings

	March 31, 2014		December 31, 2013
	Loan Balance	Allowance for Loan Losses	Loan Balance	Allowance for Loan Losses
	(In millions)
Accruing:
Commercial	$426	$50	$468	$58
Investor real estate	459	41	511	46
Residential first mortgage	310	47	307	48
Home equity	357	19	361	23
Indirect	1	—	1	—
Consumer credit card	2	—	2	—
Other consumer	23	—	26	—
	1,578	157	1,676	175
Non-accrual status or 90 days past due and still accruing:
Commercial	207	58	156	48
Investor real estate	145	33	157	41
Residential first mortgage	147	22	156	24
Home equity	29	2	30	2
	528	115	499	115
Total TDRs - Loans	$2,106	$272	$2,175	$290

TDRs - Held For Sale	38	—	579	—
Total TDRs	$2,144	$272	$2,754	$290
_________
Note: All loans listed in the table above are considered impaired under applicable accounting literature. The majority of TDRs held for sale at December 31, 2013 were residential first mortgage loans transfered during the fourth quarter.

NON-PERFORMING ASSETS
Non-performing assets are summarized as follows:
Table 8—Non-Performing Assets

	March 31, 2014	December 31, 2013
	(Dollars in millions)
Non-performing loans:
Commercial and industrial	$280	$257
Commercial real estate mortgage—owner-occupied	307	303
Commercial real estate construction—owner-occupied	16	17
Total commercial	603	577
Commercial investor real estate mortgage	209	238
Commercial investor real estate construction	8	10
Total investor real estate	217	248
Residential first mortgage	136	146
Home equity	114	111
Total consumer	250	257
Total non-performing loans, excluding loans held for sale	1,070	1,082
Non-performing loans held for sale	40	82
Total non-performing loans(1)	1,110	1,164
Foreclosed properties	129	136
Total non-performing assets(1)	$1,239	$1,300
Accruing loans 90 days past due:
Commercial and industrial	$7	$6
Commercial real estate mortgage—owner-occupied	3	6
Total commercial	10	12
Commercial investor real estate mortgage	2	6
Total investor real estate	2	6
Residential first mortgage(2)	154	142
Home equity	71	75
Indirect	5	5
Consumer credit card	12	12
Other consumer	3	4
Total consumer	245	238
	$257	$256
Restructured loans not included in the categories above	$1,578	$1,676
Restructured loans held for sale not included in the categories above	$11	$545
Non-performing loans,(1) including loans held for sale to loans	1.47%	1.56%
Non-performing assets(1) to loans, foreclosed properties and non-performing loans held for sale	1.63%	1.74%
_________

(1)	Excludes accruing loans 90 days past due.

(2)
Excludes residential first mortgage loans that are 100% guaranteed by the Federal Housing Administration (FHA) and also those 100% guaranteed by the Government National Mortgage Association (GNMA) where Regions has the right but not the obligation to repurchase. Total 90 days or more past due guaranteed loans excluded were $94 million at March 31, 2014 and $106 million at December 31, 2013.

Non-performing assets totaled $1.2 billion at March 31, 2014, compared to $1.3 billion at December 31, 2013. Foreclosed properties, a subset of non-performing assets, totaled $129 million and $136 million at March 31, 2014 and December 31, 2013, respectively. The decrease in non-performing assets and foreclosed properties during the first three months of 2014 was primarily due to a decline in non-performing loans held for sale.

Based on current expectations for the economy, management anticipates non-performing assets to continue to improve in 2014 as compared to 2013. Economic trends such as real estate valuations, interest rates and unemployment, as well as the level of disposition activity, will impact the future level of non-performing assets. Circumstances related to individually large credits could also result in volatility throughout the remainder of 2014.
Loans past due 90 days or more and still accruing, excluding government guaranteed loans, were $257 million at March 31, 2014, essentially unchanged from December 31, 2013.
At March 31, 2014, Regions had approximately $150-$250 million of potential problem commercial and investor real estate loans that were not included in non-accrual loans, but for which management had concerns as to the ability of such borrowers to comply with their present loan repayment terms. This is a likely estimate of the amount of commercial and investor real estate loans that may migrate to non-accrual status in the next quarter.
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
The following table provides an analysis of non-accrual loans (excluding loans held for sale) by portfolio segment:
Table 9—Analysis of Non-Accrual Loans

	Non-Accrual Loans, Excluding Loans Held for Sale Three Months Ended March 31, 2014
	Commercial	Investor Real Estate	Consumer(1)	Total
	(In millions)
Balance at beginning of period	$577	$248	$257	$1,082
Additions	160	22	(5)	177
Net payments/other activity	(57)	(35)	—	(92)
Return to accrual	(22)	(5)	—	(27)
Charge-offs on non-accrual loans(2)	(39)	(8)	(1)	(48)
Transfers to held for sale(3)	(10)	(4)	(1)	(15)
Transfers to foreclosed properties	(6)	(1)	—	(7)
Balance at end of period	$603	$217	$250	$1,070

	Non-Accrual Loans, Excluding Loans Held for Sale Three Months Ended March 31, 2013
	Commercial	Investor Real Estate	Consumer(1)	Total
	(In millions)
Balance at beginning of period	$862	$477	$342	$1,681
Additions	166	116	(5)	277
Net payments/other activity	(63)	(74)	—	(137)
Return to accrual	(52)	(14)	—	(66)
Charge-offs on non-accrual loans(2)	(97)	(22)	(1)	(120)
Transfers to held for sale(3)	(18)	(12)	(1)	(31)
Transfers to foreclosed properties	(8)	(5)	—	(13)
Sales	(3)	(2)	—	(5)
Balance at end of period	$787	$464	$335	$1,586
________

(1)
All net activity within the consumer portfolio segment other than sales and transfers to held for sale (including related charge-offs) is included as a single net number within the additions line, due to the relative immateriality of consumer non-accrual loans.

(2)	Includes charge-offs on loans on non-accrual status and charge-offs taken upon sale and transfer of non-accrual loans to held for sale.

(3)	Transfers to held for sale are shown net of charge-offs of $8 million and $18 million recorded upon transfer for the three months ended March 31, 2014 and 2013, respectively.

The following table provides an analysis of non-performing loans held for sale for the three months ended March 31, 2014 and 2013:
Table 10—Non-Performing Loans Held For Sale

	Three Months Ended March 31
	2014	2013
	(In millions)
Balance at beginning of period	$82	$89
Transfers in	34	31
Sales	(30)	(36)
Writedowns	(6)	(1)
Loans moved from held for sale/other activity	(39)	(11)
Transfers to foreclosed properties	(1)	(6)
Balance at end of period	$40	$66

ALL OTHER INTEREST-EARNING ASSETS
All other interest-earning assets, which are comprised of interest-bearing deposits in other banks, federal funds sold and securities purchased under agreements to resell, trading account securities, and other interest-earning assets, decreased approximately $482 million from year-end 2013 to March 31, 2014, primarily due to a reduction in interest-bearing deposits in other banks as a result of normal day-to-day operating variations.

GOODWILL
Goodwill totaled $4.8 billion at both March 31, 2014 and December 31, 2013 and is allocated to each of Regions’ reportable segments (each a reporting unit), at which level goodwill is tested for impairment on an annual basis or more often if events and circumstances indicate the fair value of the reporting unit may have declined below the carrying value (refer to Note 1 “Summary of Significant Accounting Policies” to the 2013 consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2013 for further discussion of when Regions tests goodwill for impairment and the Company's methodology and valuation approaches used to determine the estimated fair value of each reporting unit).

The result of the assessment performed for the first quarter of 2014 did not indicate that the estimated fair values of the Company’s reporting units (Business Services, Consumer Services and Wealth Management) had declined below their respective carrying values; therefore, Regions determined that a test of goodwill impairment was not required for each of Regions’ reporting units for the March 31, 2014 interim period.

FORECLOSED PROPERTIES
Other real estate and certain other assets acquired in foreclosure are reported at the lower of the investment in the loan or fair value of the property less estimated costs to sell. The following table summarizes foreclosed property activity for the three months ended March 31, 2014 and 2013:
Table 11—Foreclosed Properties

	Three Months Ended March 31
	2014	2013
	(In millions)
Balance at beginning of period	$136	$149
Transfer from loans	35	60
Valuation adjustments	(7)	(11)
Foreclosed property sold	(33)	(59)
Payments and other	(2)	(3)
	(7)	(13)
Balance at end of period	$129	$136
_________
Note: Approximately 75 percent and 71 percent of the ending balances at March 31, 2014 and 2013, respectively, relate to properties transferred into foreclosed properties during the previous twelve months.
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

OTHER ASSETS
Other assets increased approximately $52 million from December 31, 2013 to $5.9 billion as of March 31, 2014 primarily due to additional investments in bank-owned life insurance.

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

The following table summarizes deposits by category:
Table 12—Deposits

	March 31, 2014	December 31, 2013
	(In millions)
Non-interest-bearing demand	$31,154	$30,083
Savings	6,463	6,050
Interest-bearing transaction	20,605	20,789
Money market—domestic	25,730	25,635
Money market—foreign	222	220
Low-cost deposits	84,174	82,777
Time deposits	9,219	9,608
Customer deposits	93,393	92,385
Corporate treasury time deposits	—	68
	$93,393	$92,453
Total deposits at March 31, 2014 increased approximately $1.0 billion compared to year-end 2013 levels. The growth was primarily driven by increases in non-interest-bearing demand and savings which were partially offset by continued declines in time deposits. The first quarter of every year generally reflects an increase in deposits in connection with income tax refunds.

SHORT-TERM BORROWINGS
The following is a summary of short-term borrowings:
Table 13—Short-Term Borrowings

	March 31, 2014	December 31, 2013
	(In millions)
Company funding sources:
Federal funds purchased	$10	$11

Customer-related borrowings:
Securities sold under agreements to repurchase	1,971	2,171
	$1,981	$2,182
COMPANY FUNDING SOURCES
In the near term, Regions expects the use of wholesale unsecured borrowings, such as Federal funds purchased, to remain relatively low. Short-term secured borrowings, such as securities sold under agreements to repurchase and Federal Home Loan Bank ("FHLB") advances, are a core portion of Regions funding strategy and can fluctuate significantly on a day-to-day basis, depending on funding needs and which sources of funds are used to satisfy those needs. All such arrangements are considered typical of the banking industry and are accounted for as borrowings.

Due to the uncertainty and inconsistency of the short-term funding markets during the recession, Regions had taken an approach to maintain higher levels of cash at the Federal Reserve Bank. These higher levels of cash negated the need to occasionally borrow short-term funds to cover normal monthly cash flow needs. As the economy continues to improve, Regions expects to reduce the amount of excess cash held at the Federal Reserve Bank and will utilize short-term secured funding markets as needed to augment its cash position. The securities financing market and short-term (FHLB) advances continue to provide reliable funding at attractive rates. There were no short-term FHLB advances outstanding at March 31, 2014 or December 31, 2013. See the "Liquidity Risk" section for further detail of Regions' borrowing capacity with the FHLB.
Selected data for short-term borrowings used for funding purposes is presented below:

	Three Months Ended March 31
	2014	2013
	(Dollars in millions)
Federal funds purchased:
Balance at quarter-end	$10	$28
Average outstanding (based on average daily balances)	9	28
Maximum amount outstanding at any month-end during the quarter	10	29
Weighted-average interest rate at quarter-end	0.1%	0.1%
Weighted-average interest rate on amounts outstanding during the quarter (based on average daily balances)	0.1%	0.1%
Securities sold under agreements to repurchase:
Balance at quarter-end	$—	$173
Average outstanding (based on average daily balances)	—	81
Maximum amount outstanding at any month-end during the quarter	—	173
Weighted-average interest rate at quarter-end	—%	0.1%
Weighted-average interest rate on amounts outstanding during the quarter (based on average daily balances)	—%	0.1%
CUSTOMER-RELATED BORROWINGS
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
Customer collateral reported as short-term borrowings was zero at both March 31, 2014 and December 31, 2013. These balances represent cash collateral posted by customers related to derivative transactions. Regions began netting cash collateral, subject to enforceable master netting agreements, against the net derivative asset or liability in 2013.

LONG-TERM BORROWINGS
Long-term borrowings are summarized as follows:
Table 14—Long-Term Borrowings

	March 31, 2014	December 31, 2013
	(In millions)
Regions Financial Corporation (Parent):
7.75% senior notes due November 2014	$349	$349
5.75% senior notes due June 2015	499	498
2.00% senior notes due May 2018	748	748
7.75% subordinated notes due September 2024	100	100
6.75% subordinated debentures due November 2025	161	161
7.375% subordinated notes due December 2037	300	300
Valuation adjustments on hedged long-term debt	2	5
	2,159	2,161
Regions Bank:
Federal Home Loan Bank advances	408	1,009
5.20% subordinated notes due April 2015	349	349
7.50% subordinated notes due May 2018	750	750
6.45% subordinated notes due June 2037	497	497
Other long-term debt	58	58
Valuation adjustments on hedged long-term debt	5	6
	2,067	2,669
	$4,226	$4,830
Long-term borrowings decreased approximately $600 million since year-end 2013 due primarily to maturities of FHLB advances. FHLB advances have a weighted-average interest rate of 1.1 percent and 1.4 percent at March 31, 2014 and December 31, 2013, respectively, with a weighted average maturity of 0.38 years as of March 31, 2014.
STOCKHOLDERS’ EQUITY
Stockholders’ equity was $16.1 billion at March 31, 2014 as compared to $15.8 billion at December 31, 2013. During the first three months of 2014, net income increased stockholders’ equity by $319 million, while cash dividends on common stock reduced equity by $41 million. Changes in accumulated other comprehensive income increased equity by $90 million, primarily due to unrealized gains on securities available for sale.
Regions’ Board of Directors declared a cash dividend for the first quarter of 2014 of $0.03 per common share compared to $0.01 per common share for the first quarter of 2013. The Board of Directors also declared $8 million in cash dividends on Series A Preferred Stock during the first quarters of both 2014 and 2013.
On March 19, 2013, Regions' Board of Directors authorized a $350 million common stock purchase plan, permitting repurchases from the beginning of the second quarter of 2013 through the end of the first quarter of 2014. During the first quarter of 2014, Regions repurchased approximately 1 million shares of common stock under this plan at a total cost of approximately $8 million. As of March 31, 2014, Regions had repurchased approximately 37 million shares of common stock at a total cost of approximately $347 million. The total cost paid to repurchase common shares under this plan includes the full amount paid as part of a contractual repurchase agreement. All common shares repurchased under this plan were immediately retired and therefore are not included in treasury stock. On April 1, 2014, the remaining approximately $3 million available under this plan expired.
Regions’ ratio of stockholders’ equity to total assets was 13.68 percent at March 31, 2014 and 13.43 percent at December 31, 2013. Regions’ ratio of tangible common stockholders’ equity (stockholder's equity less preferred stock, goodwill and other identifiable intangibles and the related deferred tax liability) to total tangible assets was 9.53 percent at March 31, 2014, compared to 9.24 percent at December 31, 2013 (see Table 17 “GAAP to Non-GAAP Reconciliation” for further discussion).
During the first quarter of 2014, Regions received no objection to its 2014 capital plan from the Federal Reserve that was submitted as part of the Comprehensive Capital Analysis and Review ("CCAR") process. On April 24, 2014, Regions' Board of Directors approved an increase of its quarterly common stock dividend to $0.05 per share effective with the quarterly dividend to be paid in July 2014. The Board also authorized a new $350 million common stock purchase plan, permitting repurchases from the beginning of the second quarter of 2014 through the end of the first quarter of 2015. There have been no shares repurchased under this plan through the issuance of this report.
On April 29, 2014, Regions completed the issuance of $500 million in depositary shares each representing a fractional ownership interest in a share of the Company's 6.375% Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series B, par value $1.00 per share ("Series B Preferred Stock"), with a liquidation preference of $1,000 per share of Series B Preferred Stock (equivalent to $25 per depositary share). Dividends will be paid quarterly at an annual rate equal to (i) for each period beginning prior to September 15, 2024, 6.375%, and (ii) for each period beginning on or after September 15, 2024, three-month LIBOR plus 3.536%.
See Note 7 “Stockholders’ Equity and Accumulated Other Comprehensive Income (Loss)” for further information.

REGULATORY CAPITAL REQUIREMENTS
CURRENT CAPITAL RULES
Regions and Regions Bank are required to comply with regulatory capital requirements established by Federal and State banking agencies. These regulatory capital requirements involve quantitative measures of the Company’s assets, liabilities and certain off-balance sheet items, and also qualitative judgments by the regulators. Failure to meet minimum capital requirements can subject the Company to a series of increasingly restrictive regulatory actions. Currently, there are two basic measures of capital adequacy: a risk-based measure and a leverage measure. See Table 15 "Regulatory Capital Requirements" for tabular presentation of the applicable holding company and bank regulatory capital requirements.
In recent years, the Federal Reserve and banking regulators began supplementing their assessment of the capital adequacy of a bank based on a variation of Tier 1 capital, known as Tier 1 common equity. This measure has been a key component of assessments of capital adequacy under the CCAR process. While not currently prescribed in amount by federal banking regulations (under Basel I), analysts and banking regulators have assessed Regions’ capital adequacy using the tangible common stockholders’ equity and/or the Tier 1 common equity measure. Because tangible common stockholders’ equity and Tier 1 common equity are not formally defined by GAAP or prescribed in amount by federal banking regulations (under Basel I), these measures are currently considered to be non-GAAP financial measures and other entities may calculate them differently than Regions’ disclosed calculations (see Table 17 “GAAP to Non-GAAP Reconciliation” for further details). The Board of Governors of the Federal Reserve System assesses banks' capital levels in periods of stress against a minimum Tier 1 common (non-GAAP) capital level of 5 percent.
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
Under the New Capital Rules, the initial minimum capital ratios, as applicable to Regions, as of January 1, 2015 will be as follows:

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
When fully phased-in on January 1, 2019, the New Capital Rules will require Regions and Regions Bank to maintain such additional capital conservation buffer of 2.5% of CET1 to risk-weighted assets, effectively resulting in minimum ratios of (i) CET1 to risk-weighted assets of at least 7%, (ii) Tier 1 capital to risk-weighted assets of at least 8.5%, and (iii) Total capital to risk-weighted assets of at least 10.5%.
The New Capital Rules provide for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, certain deferred tax assets and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. Under current capital standards, the effects of accumulated other comprehensive income items included in capital are excluded for the purposes of determining regulatory capital ratios. Under the New Capital Rules, the effects of certain accumulated other comprehensive items are not excluded; however, non-advanced approaches banking organizations, including Regions and Regions Bank, may make a one-time permanent election to continue to exclude these items. Regions and Regions Bank expect to make this election in order to avoid significant variations in the level of capital depending upon the impact of interest rate fluctuations on the fair value of its securities portfolio. The New Capital Rules also preclude certain hybrid securities, such as trust preferred securities, as Tier 1 capital of bank holding companies, subject to phase-out. As of March 31, 2014, Regions did not have any remaining hybrid securities subject to disallowance.
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
The New Capital Rules prescribe a standardized approach for risk weightings that expands the risk-weighting categories from the current four Basel I-derived categories (0%, 20%, 50% and 100%) to a much larger and more risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities, to 600% for certain equity exposures, and resulting in higher risk weights for a variety of asset categories. Specific changes to current rules impacting Regions' determination of risk-weighted assets include, among other things:

•	Applying a 150% risk weight instead of a 100% risk weight for certain high volatility commercial real estate acquisition, development and construction loans.

•	Assigning a 150% risk weight to exposures (other than secured exposures including residential mortgage exposures) that are 90 days or more past due (currently set at 100%).

•	Providing for a 20% credit conversion factor for the unused portion of a commitment with an original maturity of less than one year that is not unconditionally cancellable (currently set at 0%).

•
Providing for a risk weight, generally not less than 20% with certain exceptions, for securities lending transactions based on the risk weight category of the underlying collateral securing the transaction (currently set at between 20% and 100% for on balance sheet transactions).

•	Providing for a 100% risk weight for claims on securities firms (currently set at 20%).

•	Eliminating the current 50% cap on the risk weight for over-the-counter derivative exposures.

•	Replacing the existing Ratings Based Approach for certain asset-backed securities with a Simplified Supervisory Formula Approach ("SSFA") which results in risk weights ranging from 20% to 1,250%.

•	Applying a 250% risk weight to the portion of mortgage servicing rights and deferred tax assets that are includible in capital (currently set at 100%).

In addition, the New Capital Rules also provide more advantageous risk weights for derivatives and repurchase-style transactions cleared through a qualifying central counterparty and increase the scope of eligible guarantors and eligible collateral for purposes of credit risk mitigation. As of March 31, 2014, the increase in Regions' Basel III risk-weighted assets versus risk-weighted assets as calculated under Basel I was due primarily to:

•	Applying a 20% conversion factor to the unused portion of commitments of less than one year.

•	Applying a 250% risk weight to the portion of mortgage servicing rights and deferred tax assets that are includible in capital.

•	Applying a 150% risk weight to high volatility commercial real estate exposures.
The New Capital Rules do not address the proposed Liquidity Coverage Ratio Test and Net Stable Funding Ratio Test called for by the proposed Basel III framework. See the "Supervision and Regulation -- Capital Requirements -- Leverage Requirements" subsection of the "Business" sections of Regions' Annual Report on Form 10-K for the year ended December 31, 2013 for more information on these proposed requirements.
Regions continues to evaluate the impact of the final U.S. rules implementing Basel III as well as any potential future Systemically Important Financial Institutions ("SIFI") surcharges for regional banks. The Company’s estimated CET1 ratio as of March 31, 2014, based on Regions’ current interpretation of the final Basel III requirements was approximately 10.77% and therefore exceeded the Basel III minimum of 7 percent for CET1. Because the Basel III capital calculations will not be fully phased-in until 2019, are not formally defined by GAAP, and because the calculations currently include the Company's interpretations of the requirements including informal feedback received through the regulatory process and are therefore likely to change as clarifying guidance becomes available, these measures are considered to be non-GAAP financial measures, and other entities may calculate them differently than Regions’ disclosed calculations (see Table 17 “GAAP to Non-GAAP Reconciliation” for further details).
LIQUIDITY COVERAGE RATIO ("LCR")
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
See the “Supervision and Regulation—Capital Requirements” subsection of the “Business” section and the “Risk Factors” section of Regions' Annual Report on Form 10-K for the year ended December 31, 2013 for more information.

Table 15—Regulatory Capital Requirements

	March 31, 2014 Ratio	December 31, 2013 Ratio	To Be Well Capitalized
Tier 1 common (non-GAAP):
Regions Financial Corporation	11.38%	11.21%	NA(2)
Tier 1 capital:
Regions Financial Corporation	11.83%	11.68%	6.00%
Regions Bank	12.42	12.46	6.00
Total capital:
Regions Financial Corporation	14.86%	14.73%	10.00%
Regions Bank	14.88	14.94	10.00
Leverage(1):
Regions Financial Corporation	10.19%	10.03%	5.00%
Regions Bank	10.68	10.67	5.00
_________

(1)	The Leverage ratio requires an additional 100 to 200 basis-point cushion, in certain circumstances, of adjusted quarterly average assets.

(2)	The Board of Governors of the Federal Reserve System assesses banks' capital levels in periods of stress against a minimum Tier 1 common capital level of 5%.

RATINGS
Table 16 “Credit Ratings” reflects the debt ratings information of Regions Financial Corporation and Regions Bank by Standard & Poor's ("S&P"), Moody’s, Fitch and Dominion Bond Rating Service ("DBRS") as of March 31, 2014 and December 31, 2013.

Table 16—Credit Ratings

As of March 31, 2014 and December 31, 2013
	S&P	Moody’s	Fitch	DBRS
Regions Financial Corporation
Senior notes	BBB-	Ba1	BBB-	BBB
Subordinated notes	BB+	Ba2	BB+	BBBL
Regions Bank
Short-term debt	A-2	P-3	F3	R-2H
Long-term bank deposits	BBB	Baa3	BBB	BBBH
Long-term debt	BBB	Baa3	BBB-	BBBH
Subordinated debt	BBB-	Ba1	BB+	BBB
Outlook	Positive	Stable	Positive	Stable

In general, ratings agencies base their ratings on many quantitative and qualitative factors, including capital adequacy, liquidity, asset quality, business mix, probability of government support, and level and quality of earnings. Any downgrade in credit ratings by one or more ratings agencies may impact Regions in several ways, including, but not limited to, Regions’ access to the capital markets or short-term funding, borrowing cost and capacity, collateral requirements, acceptability of its letters of credit, and funding of variable rate demand notes ("VRDNs"), thereby potentially adversely impacting Regions’ financial condition and liquidity. See the “Risk Factors” section in the Annual Report on Form 10-K for the year ended December 31, 2013 for more information.
A security rating is not a recommendation to buy, sell or hold securities, and the ratings are subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating.

NON-GAAP MEASURES
The table below presents computations of earnings and certain other financial measures, which exclude certain significant items that are included in the financial results presented in accordance with GAAP. These non-GAAP financial measures include “adjusted fee income ratio”, “adjusted efficiency ratio”, “return on average tangible common stockholders’ equity”, average and end of period “tangible common stockholders’ equity”, “Tier 1 common equity”, and “Basel III CET1” and related ratios. Regions believes that expressing earnings and certain other financial measures excluding these significant items provides a meaningful base for period-to-period comparisons, which management believes will assist investors in analyzing the operating results of the Company and predicting future performance. These non-GAAP financial measures are also used by management to assess the performance of Regions’ business because management does not consider the activities related to the adjustments to be indications of ongoing operations. Regions believes that presentation of these non-GAAP financial measures will permit investors to assess the performance of the Company on the same basis as that applied by management. Management and the Board of Directors utilize these non-GAAP financial measures as follows:

•	Preparation of Regions’ operating budgets

•	Monthly financial performance reporting

•	Monthly close-out reporting of consolidated results (management only)

•	Presentations to investors of Company performance
The adjusted efficiency ratio (non-GAAP), which is a measure of productivity, is generally calculated as non-interest expense divided by total revenue on a taxable-equivalent basis. The adjusted fee income ratio (non-GAAP) is generally calculated as non-interest income divided by total revenue. Management uses these ratios to monitor performance and believes these measures provide meaningful information to investors. Non-interest expense (GAAP) is presented excluding adjustments to arrive at adjusted non-interest expense (non-GAAP), which is the numerator for the adjusted efficiency ratio. Non-interest income (GAAP) is presented excluding adjustments to arrive at adjusted non-interest income (non-GAAP), which is the numerator for the adjusted fee income ratio. Net interest income on a taxable-equivalent basis (GAAP) and non-interest income (GAAP) are added together to arrive at total revenue (GAAP). Adjustments are made to arrive at adjusted total revenue (non-GAAP), which is the denominator for the adjusted efficiency and adjusted fee income ratios.
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
The following tables provide: 1) a reconciliation of net income (GAAP) to net income available to common shareholders (GAAP), 2) a reconciliation of non-interest expense from continuing operations (GAAP) to adjusted non-interest expense (non-GAAP), 3) a reconciliation of non-interest income from continuing operations (GAAP) to adjusted non-interest income (non-GAAP), 4) a computation of adjusted total revenue (non-GAAP), 5) a computation of the adjusted efficiency ratio (non-GAAP), 6) a computation of the adjusted fee income ratio (non-GAAP), 7) a reconciliation of average and ending stockholders’ equity (GAAP) to average and ending tangible common stockholders’ equity (non-GAAP) and calculations of related ratios (non-GAAP), 8) a reconciliation of stockholders’ equity (GAAP) to Tier 1 capital (regulatory) and to Tier 1 common equity (non-GAAP) and calculations of related ratios, and 9) a reconciliation of stockholders’ equity (GAAP) to Basel III CET1 (non-GAAP) and calculation of the related ratio based on Regions’ current understanding of the Basel III requirements. The estimate at both March 31, 2014 and December 31, 2013 are based on the final rule released in July 2013.

Table 17—GAAP to Non-GAAP Reconciliation

		Three Months Ended March 31
		2014	2013
		(Dollars in millions, except per share data)
INCOME (LOSS)
Net income (GAAP)		$319	$335
Preferred dividends and accretion (GAAP)		(8)	(8)
Net income available to common shareholders (GAAP)	A	$311	$327
ADJUSTED FEE INCOME AND EFFICIENCY RATIOS
Non-interest expense from continuing operations (GAAP)		$817	$842
Significant items:
Branch consolidation and property and equipment charges		(6)	—
Gain on sale of TDRs held for sale, net		35	—
Adjusted non-interest expense (non-GAAP)	B	$846	$842
Net interest income (GAAP)		$816	$798
Taxable-equivalent adjustment		15	13
Net interest income from continuing operations, taxable-equivalent basis		831	811
Non-interest income from continuing operations (GAAP)		438	501
Significant items:
Securities gains, net		(2)	(15)
Leveraged lease termination gains, net		(1)	—
Adjusted non-interest income (non-GAAP)	C	435	486
Adjusted total revenue (non-GAAP)	D	$1,266	$1,297
Adjusted efficiency ratio (non-GAAP)	B/D	66.85%	64.92%
Adjusted fee income ratio (non-GAAP)	C/D	34.35%	37.47%
RETURN ON AVERAGE TANGIBLE COMMON STOCKHOLDERS’ EQUITY
Average stockholders’ equity (GAAP)		$16,002	$15,552
Less: Average intangible assets (GAAP)		5,107	5,154
Average deferred tax liability related to intangibles (GAAP)		(187)	(190)
Average preferred stock (GAAP)		444	476
Average tangible common stockholders’ equity (non-GAAP)	E	$10,638	$10,112
Return on average tangible common stockholders’ equity (non-GAAP)(1)	A/E	11.84%	13.12%

		March 31, 2014	December 31, 2013
		(Dollars in millions, except per share data)
TANGIBLE COMMON RATIOS
Ending stockholders’ equity (GAAP)		$16,132	$15,768
Less: Ending intangible assets (GAAP)		5,110	5,111
Ending deferred tax liability related to intangibles (GAAP)		(186)	(188)
Ending preferred stock (GAAP)		442	450
Ending tangible common stockholders’ equity (non-GAAP)	F	$10,766	$10,395
Ending total assets (GAAP)		$117,933	$117,396
Less: Ending intangible assets (GAAP)		5,110	5,111
Ending deferred tax liability related to intangibles (GAAP)		(186)	(188)
Ending tangible assets (non-GAAP)	G	$113,009	$112,473
End of period shares outstanding	H	1,378	1,378
Tangible common stockholders’ equity to tangible assets (non-GAAP)	F/G	9.53%	9.24%
Tangible common book value per share (non-GAAP)	F/H	$7.81	$7.54
TIER 1 COMMON RISK-BASED RATIO(2)
Stockholders’ equity (GAAP)		$16,132	$15,768
Accumulated other comprehensive (income) loss		229	319
Non-qualifying goodwill and intangibles		(4,804)	(4,798)
Disallowed servicing assets		(29)	(31)
Tier 1 capital (regulatory)		11,528	11,258
Preferred stock (GAAP)		(442)	(450)
Tier 1 common equity (non-GAAP)	I	$11,086	$10,808
Risk-weighted assets (regulatory)	J	$97,418	$96,416
Tier 1 common risk-based ratio (non-GAAP)	I/J	11.38%	11.21%
BASEL III COMMON EQUITY TIER 1 RATIO(2)(3)
Stockholders’ equity (GAAP)		$16,132	$15,768
Non-qualifying goodwill and intangibles(4)		(4,923)	(4,922)
Final Rules Adjustments
Adjustments, including all components of accumulated other comprehensive income, disallowed deferred tax assets, threshold deductions and other adjustments		61	130
Preferred stock (GAAP)		(442)	(450)
Basel III common equity Tier 1 (non-GAAP)	K	$10,828	$10,526
Basel III risk-weighted assets (non-GAAP)(5)	L	$100,566	$99,483
Basel III common equity Tier 1 ratio (non-GAAP)	K/L	10.77%	10.58%
 _________

(1)	Income statement amounts have been annualized in calculation.

(2)	Current quarter amount and the resulting ratio are estimated.

(3)	The March 31, 2014 and December 31, 2013 estimates are based on the final rule released in July 2013.

(4)
Under Basel III, in addition to goodwill and other identified intangibles, regulatory capital must be reduced by purchased credit card relationship intangible assets. The majority of these assets are allowed in Basel I capital.

(5)
Regions continues to develop systems and internal controls to precisely calculate risk-weighted assets as required by Basel III. This amount is a reasonable approximation, based on our understanding of the requirements.

NET INTEREST INCOME AND MARGIN
The following table presents an analysis of net interest income (on a taxable-equivalent basis), the net interest margin, and the net interest spread for the three months ended March 31, 2014 and 2013:
Table 18—Consolidated Average Daily Balances and Yield/Rate Analysis for Continuing Operations

	Three Months Ended March 31
	2014			2013
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(Dollars in millions; yields on taxable-equivalent basis)
Assets
Interest-earning assets:
Federal funds sold and securities purchased under agreements to resell	$9	$—	0.86%	$—	$—	—%
Trading account securities	111	2	6.31	117	1	3.20
Securities:
Taxable	23,872	154	2.62	26,893	156	2.35
Tax-exempt	4	—	—	7	—	—
Loans held for sale	854	8	3.89	1,206	9	3.17
Loans, net of unearned income(1)(2)	75,139	747	4.03	73,919	756	4.14
Other interest-earning assets	3,469	2	0.25	2,821	2	0.26
Total interest-earning assets	103,458	913	3.58	104,963	924	3.57
Allowance for loan losses	(1,321)			(1,894)
Cash and due from banks	1,817			1,766
Other non-earning assets	13,874			14,288
	$117,828			$119,123
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Savings	$6,234	2	0.12	$5,929	1	0.10
Interest-bearing checking	20,791	5	0.09	20,440	6	0.11
Money market	26,213	8	0.13	25,477	9	0.14
Time deposits	9,419	12	0.53	12,904	26	0.81
Total interest-bearing deposits(3)	62,657	27	0.17	64,750	42	0.26
Federal funds purchased and securities sold under agreements to repurchase	2,097	—	0.08	1,786	—	0.10
Other short-term borrowings	—	—	—	25	—	0.01
Long-term borrowings	4,643	55	4.78	5,857	71	4.89
Total interest-bearing liabilities	69,397	82	0.48	72,418	113	0.63
Non-interest-bearing deposits(3)	30,268	—	—	29,114	—	—
Total funding sources	99,665	82	0.33	101,532	113	0.45
Net interest spread			3.10			2.94
Other liabilities	2,162			2,047
Stockholders’ equity	16,001			15,544
	$117,828			$119,123
Net interest income/margin on a taxable-equivalent basis from continuing operations(4)		$831	3.26%		$811	3.13%

_________

(1)	Loans, net of unearned income include non-accrual loans for all periods presented.

(2)	Interest income includes net loan fees of $21 million and $17 million for the three months ended March 31, 2014 and 2013, respectively.

(3)
Total deposit costs may be calculated by dividing total interest expense on deposits by the sum of interest-bearing deposits and non-interest-bearing deposits. The rates for total deposit costs equal 0.12% and 0.18% for the three months ended March 31, 2014 and 2013, respectively.

(4)	The computation of taxable-equivalent net interest income is based on the statutory federal income tax rate of 35%, adjusted for applicable state income taxes net of the related federal tax benefit.

For the first quarter of 2014, net interest income (taxable-equivalent basis) totaled $831 million compared to $811 million in the first quarter of 2013. The net interest margin (taxable-equivalent basis) was 3.26 percent for the first quarter of 2014 and 3.13 percent for the first quarter of 2013. Net interest margin increased primarily as a result of declines in overall deposit and long-term borrowing costs, in conjunction with a decline in average interest-earning assets.
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
Exposure to Interest Rate Movements—As of March 31, 2014, Regions was moderately asset sensitive to both gradual and instantaneous parallel yield curve shifts as compared to the base case for the measurement horizon ending March 2015. The estimated exposure associated with the parallel yield curve shift of minus 50 basis points in the table below reflects the combined impacts of movements in short-term and long-term rates. Long-term interest rate reductions will drive yields lower on certain fixed rate loans newly originated or renewed, prospective yields lower on certain investment portfolio purchases, as well as higher amortization of premium on existing securities in the investment portfolio. The decline in short-term interest rates (such as the Fed Funds rate and the rate of Interest on Excess Reserves) will lead to a reduction of yield on assets and liabilities contractually tied to such rates, but since rates have been at low levels for such an extended period, it is expected that declines in deposit costs will only partially offset the decline in asset yields.
Long-term interest rates have recently remained range-bound after having risen significantly in mid-year 2013, but short-term rates have remained stable. As described above, with respect to sensitivity to long-term rates, the balance sheet is estimated to be asset sensitive. The primary factors are that higher long-term rates will drive higher rates on loans and securities newly originated or renewed, as well as induce a slower pace of premium amortization on certain securities within the investment portfolio. Current simulation models estimate that, as compared to the base case, net interest income over a 12 month horizon would respond favorably by approximately $112 million if long-term rates were to immediately and on a sustained basis exceed the base scenario by 100 basis points. Conversely, if long-term rates were to immediately and on a sustained basis underperform the base case by 50 basis points, then net interest income, as compared to the base case, would decline by approximately $66 million.

The table below summarizes Regions' positioning in various parallel yield curve shifts. The scenarios are inclusive of all interest rate risk hedging activities.
Table 19—Interest Rate Sensitivity

Estimated Annual Change in Net Interest Income March 31, 2014
(In millions)
Gradual Change in Interest Rates
+ 200 basis points	$267
+ 100 basis points	149
- 50 basis points	(74)

Instantaneous Change in Interest Rates
+ 200 basis points	$329
+ 100 basis points	196
- 50 basis points	(108)
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
Regions manages the credit risk of these instruments in much the same way as it manages credit risk of the loan portfolios by establishing credit limits for each counterparty and through collateral agreements for dealer transactions. For non-dealer transactions, the need for collateral is evaluated on an individual transaction basis and is primarily dependent on the financial strength of the counterparty. Credit risk is also reduced significantly by entering into legally enforceable master netting agreements. When there is more than one transaction with a counterparty and there is a legally enforceable master netting agreement in place, the exposure represents the net of the gain and loss positions with and collateral received from and/or posted to that counterparty. The “Credit Risk” section in Regions’ Annual Report on Form 10-K for the year ended December 31, 2013 contains more information on the management of credit risk.
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
LIQUIDITY RISK
Liquidity is an important factor in the financial condition of Regions and affects Regions’ ability to meet the borrowing needs and deposit withdrawal requirements of its customers. Regions intends to fund obligations primarily through cash generated from normal operations. In addition to these obligations, Regions has obligations related to potential litigation contingencies. See Note 14 “Commitments, Contingencies and Guarantees” to the consolidated financial statements for additional discussion of the Company’s funding requirements.
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

As the economy continues to improve, Regions has been able to decrease the higher levels of excess cash held with the Federal Reserve Bank due to the uncertainty and inconsistency in the funding markets during the recession. The balance with the Federal Reserve Bank is the primary component of the balance sheet line item, “interest-bearing deposits in other banks.” At March 31, 2014, Regions had approximately $3.1 billion in excess cash on deposit with the Federal Reserve. Regions’ borrowing availability with the Federal Reserve Bank as of March 31, 2014, based on assets pledged as collateral on that date, was $22.4 billion.
Regions periodically accesses funding markets through sales of securities with agreements to repurchase. Repurchase agreements are also offered through a commercial banking sweep product as a short-term investment opportunity for customers. All such arrangements are considered typical of the banking industry and are accounted for as borrowings.
Regions’ financing arrangement with the FHLB adds additional flexibility in managing the Company's liquidity position. As of March 31, 2014, Regions’ borrowing availability from the FHLB totaled $9.6 billion. FHLB borrowing capacity is contingent on the amount of collateral pledged to the FHLB. Regions Bank and its subsidiaries have pledged certain residential first mortgage loans on one-to-four family dwellings and home equity lines of credit as collateral for the FHLB advances outstanding. Additionally, investment in FHLB stock is required in relation to the level of outstanding borrowings. Regions held $34 million in FHLB stock at March 31, 2014. The FHLB has been and is expected to continue to be a reliable and economical source of funding.
In February 2013, Regions filed a shelf registration statement with the U.S. Securities and Exchange Commission. This shelf registration does not have a capacity limit and can be utilized by Regions to issue various debt and/or equity securities. The registration statement will expire in February 2016.
Regions’ Bank Note program allows Regions Bank to issue up to $5 billion aggregate principal amount of bank notes outstanding at any one time. No issuances have been made under this program as of March 31, 2014. Notes issued under the program may be senior notes with maturities from 30 days to 15 years and subordinated notes with maturities from 5 years to 30 years. These notes are not deposits and they are not insured or guaranteed by the FDIC.
Regions may, from time to time, consider opportunistically retiring outstanding issued securities, including subordinated debt and preferred shares in privately negotiated or open market transactions for cash or common shares. Regulatory approval would be required for retirement of some instruments.
CREDIT RISK
Regions’ objective regarding credit risk is to maintain a high-quality credit portfolio that provides for stable credit costs with acceptable volatility through an economic cycle. Regions has a diversified loan portfolio in terms of product type, collateral and geography. See Table 2 for further details of each loan portfolio segment. See the “Portfolio Characteristics” and “Credit Risk” sections of the Form 10-K for the year ended December 31, 2013 for a discussion of risk characteristics of each loan type.
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
Denial of service attacks, hacking or terrorist activities could disrupt the Company's or the Company's customers' or other third parties' business operations. For example, during 2013, a group launched several denial of service attacks against a number of large financial services institutions, including Regions. These events did not result in a breach of Regions' client data, and account information remained secure; however, the attacks did adversely affect the performance of Regions Bank's website, www.regions.com, and, in some instances, temporarily prevented customers from accessing Regions Bank's secure websites. In addition, some outbound internet slowness existed. The 2013 events were all resolved during the same business day of the attack. In all cases, the attacks primarily resulted in inconvenience to employees and customers. Regions engages employees from all business groups, not just information technology, to combat these attacks. Regions did not experience any denial of service attacks in the first quarter of 2014.

Regions will continue to commit the resources necessary to mitigate these growing risks. In addition, Regions has contracts with vendors to provide denial of service mitigation and these vendors have also continued to commit the necessary resources to support Regions in the event of an attack.
PROVISION FOR LOAN LOSSES
The provision for loan losses is used to maintain the allowance for loan losses at a level that in management’s judgment is appropriate to absorb probable losses inherent in the portfolio at the balance sheet date. The provision for loan losses totaled $2 million in the first quarter of 2014 compared to $10 million during the first quarter of 2013. Net charge-offs as a percentage of average loans (annualized) were 0.44 percent and 0.99 percent in the first three months of 2014 and 2013, respectively. Net charge-offs were lower across most major loan categories when comparing the 2014 period to the prior year period. Net charge-offs exceeded provision for loan losses for the first quarter of 2014 primarily due to the continued improving credit metrics, including lower levels of non-accrual loans and criticized and classified loans (see Table 6 “Allowance for Credit Losses”), as well as problem loan resolutions, and growth of less risky commercial and industrial loans.
NON-INTEREST INCOME
The following table presents a summary of non-interest income. For expanded discussion of certain significant non-interest income items, refer to the discussion of each component following the table presented.
Table 20—Non-Interest Income from Continuing Operations

	Three Months Ended March 31
	2014	2013
	(In millions)
Service charges on deposit accounts (1)	$173	$184
Card and ATM fees (1)	79	76
Mortgage income	40	72
Investment management and trust fee income	49	49
Insurance commissions and fees	30	30
Capital markets fee income and other	13	20
Bank-owned life insurance	19	22
Commercial credit fee income	15	16
Investment services fee income	10	7
Securities gains, net	2	15
Net loss from affordable housing	(18)	(17)
Other miscellaneous income	26	27
	$438	$501
_______

(1)
"Card and ATM fees" line item represents the combined amounts of credit card/bank card income and debit card and ATM related revenue. Credit card/bank card income was previously reported as a separate line item. Debit card and ATM related revenue was previously included in "service charges on deposit accounts" line item. All prior periods presented have been reclassified to conform to this presentation.

Service charges on deposits accounts—Service charges on deposit accounts include non-sufficient fund fees and other customer account fees. Income from service charges on deposit accounts decreased $11 million for the first quarter of 2014 as compared to the first quarter of 2013. The decrease during the first quarter of 2014 compared to the prior year was driven primarily by continued changes in customer behavior and sensitivities to paying fees.
Mortgage income—Mortgage income decreased $32 million for the first quarter of 2014 as compared to the first quarter of 2013. The decrease was driven by lower mortgage production which fell 47 percent from the first quarter of 2013 as consumer demand for mortgage loans slowed due to rising interest rates.
Capital markets fee income and other—Capital markets fee income and other, which primarily relates to activities such as loan syndications, foreign exchange and derivatives, decreased $7 million for the first quarter of 2014 compared to the first quarter of 2013. The decrease was primarily driven by a slow down in demand for loan syndications and customer derivatives, given the low interest rate environment.
Securities gains (losses), net—Net securities gains decreased $13 million for the first quarter of 2014 as compared to the first quarter of 2013. Lower net securities gains in the current quarter were due to reduced volumes of securities sales resulting from the Company's asset/liability management process.

NON-INTEREST EXPENSE
The following table presents a summary of non-interest expense. For expanded discussion of certain significant non-interest expense items, refer to the discussion of each component following the table presented.

Table 21—Non-Interest Expense from Continuing Operations

	Three Months Ended March 31
	2014	2013
	(In millions)
Salaries and employee benefits	$455	$447
Net occupancy expense	93	90
Furniture and equipment expense	70	69
Professional and legal expenses	35	31
Deposit administrative fee	22	33
Outside services	27	22
Marketing	24	23
Gain on sale of TDRs held for sale, net	(35)	—
Other miscellaneous expenses	126	127
	$817	$842

Salaries and employee benefits—Salaries and employee benefits increased $8 million for the first quarter of 2014 when compared to the first quarter of 2013. The increase is primarily due to additional staffing in income producing areas, compliance and risk management as well as annual merit increases, partially offset by decreased pension costs. Headcount increased from 23,466 at March 31, 2013 to 23,687 at March 31, 2014.
Deposit administrative fee—Deposit administrative fees decreased $11 million for the first quarter of 2014 when compared to the first quarter of 2013. The decrease is related to lower asset balances, improved performance metrics and a reduction in higher risk loans, all of which impact the fee calculation.
Gain on sale of TDRs held for sale, net—During the fourth quarter of 2013, Regions transferred approximately $535 million of certain primarily accruing residential first mortgage loans classified as TDRs to loans held for sale. This balance represented the estimated fair value at the date of transfer. During the first quarter of 2014, substantially all of these loans were sold resulting in a $35 million net gain. The gain reflects improvement in market valuations, including the benefit from a reduction in market interest rates during the first quarter of 2014.
INCOME TAXES
The Company’s income tax expense from continuing operations for the three months ended March 31, 2014 was $128 million compared to income tax expense of $114 million for the same period in 2013, resulting in effective tax rates of 29.4 percent and 25.5 percent, respectively. The effective tax rate for the comparable prior period was favorably impacted by a combined reduction in unrecognized tax benefits and the valuation allowance of $13 million.
The Company’s effective tax rate is affected by recurring items such as affordable housing tax credits, bank-owned life insurance and tax-exempt income, which are expected to be generally consistent in the near term. The effective tax rate is also affected by items that may occur in any given period but are not consistent from period to period, such as the termination of certain leveraged leases and changes in the valuation allowance. Accordingly, the comparability of the effective tax rate from period to period may be impacted.
At March 31, 2014, the Company reported a net deferred tax asset of $443 million, compared to $612 million at December 31, 2013. The decrease in the net deferred asset is primarily due to the continued reduction in the allowance for loan losses, the utilization of tax credit carryforwards and a change in market valuation on securities available for sale from an unrealized loss to an unrealized gain.
DISCONTINUED OPERATIONS
Morgan Keegan was sold on April 2, 2012. Regions reported income from discontinued operations of $12 million, or $0.01 per diluted common share, for the first quarter of 2014, compared to income of $2 million, or $0.00 per diluted common share, for the first quarter of 2013. The first quarter of 2014 income from discontinued operations was primarily the result of reductions in the indemnification liability reflecting updated assumptions.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Reference is made to pages 76 through 78 included in Management’s Discussion and Analysis.

Item 4. Controls and Procedures
Based on an evaluation, as of the end of the period covered by this Form 10-Q, under the supervision and with the participation of Regions’ management, including its Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer have concluded that Regions’ disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) are effective. During the quarter ended March 31, 2014, there have been no changes in Regions’ internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Regions’ internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
Information required by this item is set forth in Note 14, “Commitments, Contingencies and Guarantees” in the Notes to the Consolidated Financial Statements (Unaudited) in Part I. Item 1. of this report, which is incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Final information concerning Regions’ repurchases of its outstanding common stock during the three month period ended March 31, 2014 is set forth in the following table.
Issuer Purchases of Equity Securities

Period	Transaction Type	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs
January 1-31, 2014	NA	—	$—	—	$10,927,606
February 1-28, 2014	NA	—	$—	—	$10,927,606
March 1-31, 2014	Open Market	737,500	$10.83	737,500	$2,939,301
Total 1st Quarter		737,500	$10.83	737,500	$2,939,301
On March 19, 2013, Regions' Board of Directors authorized a $350 million common stock purchase plan, permitting repurchases from the beginning of the second quarter of 2013 through the end of the first quarter of 2014. As of March 31, 2014, Regions had repurchased approximately 37 million shares of common stock at a total cost of approximately $347 million. On April 1, 2014, the remaining approximately $3 million available under this plan expired.
On April 24, 2014, Regions' Board of Directors authorized a new $350 million common stock purchase plan, permitting repurchases from the beginning of the second quarter of 2014 through the end of the first quarter of 2015. There have been no shares repurchased under this plan through the issuance of this report.
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

On April 29, 2014, Regions completed the sale of 20,000,000 depositary shares each representing a 1/40th ownership interest in a share of its 6.375% Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series B, par value $1.00 per share (“Series B Preferred Stock”), with a liquidation preference of $1,000 per share of Series B Preferred Stock (equivalent to $25 per depositary share). The terms of the Series B Preferred Stock prohibit Regions from declaring or paying any dividends on any junior series of its capital stock, including its common stock, or from repurchasing, redeeming or acquiring such junior stock, unless Regions has declared and paid full dividends on the Series B Preferred Stock for the most recently completed dividend period. The Series B Preferred Stock is redeemable at Regions’ option in whole or in part, from time to time, on any dividend payment date on or after September 15, 2024 or in whole but not in part, at any time following a regulatory capital treatment event (as defined in the preliminary prospectus supplement dated April 24, 2014).

Item 6. Exhibits
The following is a list of exhibits including items incorporated by reference

3.1	Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to Form 10-Q Quarterly Report filed by registrant on August 6, 2012.

3.2	Certificate of Designations, incorporated by reference to Exhibit 3.3 to Form 8-A filed by registrant on November 1, 2012.

3.3
Certificate of Designations of Regions Financial Corporation, filed with the Secretary of State of the State of Delaware and effective April 28, 2014, incorporated by reference to Exhibit 3.3 to the Form 8-A filed by registrant on April 28, 2014.

3.4	By-laws as amended and restated, incorporated by reference to Exhibit 3.2 to Form 8-K Current Report filed by registrant on May 14, 2010.

4.1
Deposit Agreement, dated as of April 29, 2014, by and among Regions Financial Corporation, Computershare Trust Company, N.A., as depositary, Computershare Inc., and the holders from time to time of the depositary receipts described therein, incorporated by reference to Exhibit 4.1 to the Form 8-K filed by registrant on April 29, 2014.

4.2	Form of certificate representing the Series B Preferred Stock, incorporated by reference to Exhibit 4.3 to the Form 8-A filed by registrant on April 28, 2014.

4.3	Form of depositary receipt representing the Depositary Shares, incorporated by reference to Exhibit 4.2 to the Form 8-K filed by registrant on April 29, 2014.

10.1
Regions Financial Corporation Supplemental 401(k) Plan (Restated as of January 1, 2014) (encompassing through Amendment No. Seven), incorporated by reference to Exhibit 10.48 to Form 10-K Annual Report filed by registrant on February 21, 2014.

10.2
Regions Financial Corporation Post 2006 Supplemental Executive Retirement Plan (Restated as of January 1, 2014) (encompassing through Amendment No. Three), incorporated by reference to Exhibit 10.49 to Form 10-K Annual Report filed by registrant on February 21, 2014.

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned thereunto duly authorized.

DATE: May 7, 2014	Regions Financial Corporation

/S/ HARDIE B. KIMBROUGH, JR.
Hardie B. Kimbrough, Jr. Executive Vice President and Controller (Chief Accounting Officer and Authorized Officer)